Form 10-Q
period 2020-03-31
Newtek Business Services Corp.
filed 2020-05-11
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2020, there were 20,903,645 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

Table of Contents

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to Newtek Business Services Corp. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2010-1 Trust	Newtek Small Business Loan Trust, Series 2010-1, terminated in March 2019
2013-1 Trust	Newtek Small Business Loan Trust, Series 2013-1, terminated in October 2018
2014-1 Trust	Newtek Small Business Loan Trust, Series 2014-1, terminated in July 2019
2016-1 Trust	Newtek Small Business Loan Trust, Series 2016-1
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1
2019-1 Trust	Newtek Small Business Loan Trust, Series 2019-1
2021 Notes	7.00% Notes due 2021, redeemed in March 2018
2022 Notes	7.50% Notes due 2022, redeemed in August 2019
2023 Notes	6.25% Notes due 2023
2024 Notes	5.75% Notes due 2024
Amended 2019 ATM Distribution Agreement	First Amendment and Supplement to the Equity Distribution Agreement, dated as of February 28, 2020, by and among the Company and the placement agents
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
2017 ATM Equity Distribution Agreement	Second Amended and Restated Equity Distribution Agreement, dated August 31, 2018 by and among the Company and the placement agents
2019 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated July 10, 2019 by and among the Company and the placement agents
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
Code	Internal Revenue Code of 1986, as amended
DRIP	The Company's dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Equity Incentive Plan	The Company's 2015 Equity Incentive Plan
Exchange Act	Securities and Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
LIBOR	London Interbank Offered Rate
NAV	Net Asset Value
NBL Facility	Revolving Credit and Security Agreement between NBL SPV1, LLC, a wholly-owned subsidiary of NBL and Capital One
Related Party RLOC	Unsecured revolving line of credit agreement between NMS as lender and Newtek as borrower
PLP	Preferred Lender Program, as authorized by the SBA
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SBLC	Small Business Lending Company
SEC	Securities and Exchange Commission
SMB	Small-and-medium sized businesses

3

Sterling	Sterling National Bank
Sterling Receivable and Inventory Facility	Loan and Security Agreement between NBC and Sterling, as lender to fund accounts receivable and inventory financing arrangements
Taxable Subsidiaries	Companies formed by Newtek which are taxed as corporations for income tax purposes
Trustee	U.S. Bank, National Association
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States

Portfolio Companies and Subsidiaries
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
NBL	Newtek Business Lending, LLC, a wholly-owned controlled portfolio company
NCL	Newtek Conventional Lending, LLC, a 50% owned portfolio company
Exponential	Exponential Business Development Co., Inc., a Taxable Subsidiary
NMS	Newtek Merchant Solutions, LLC (formerly Universal Processing Services of Wisconsin LLC), a wholly-owned controlled portfolio company
Premier	Premier Payments LLC, a former wholly-owned controlled portfolio company which merged into NMS at December 31, 2018
Mobil Money	Mobil Money, LLC, a wholly-owned controlled portfolio company
NTS	Newtek Technology Solutions, Inc., a wholly-owned controlled portfolio company
IPM	International Professional Marketing, Inc., a wholly-owned controlled portfolio company
SIDCO	SIDCO, LLC dba Cloud Nine Services, a wholly-owned controlled portfolio company
EWS	Excel WebSolutions, LLC, a wholly-owned controlled portfolio company
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a wholly-owned controlled portfolio company
SBL	Small Business Lending, LLC, a wholly-owned controlled portfolio company
BSP	ADR Partners, LLC dba banc-serv Partners, LLC, a wholly-owned controlled portfolio company
NPS or PMT	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a wholly-owned controlled portfolio company
NIA	Newtek Insurance Agency, LLC, a wholly-owned controlled portfolio company
TAM	Titanium Asset Management LLC, a wholly-owned controlled portfolio company
EMCAP	EMCAP Loan Holdings, LLC
POS	POS on Cloud, LLC, a controlled portfolio company

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (In Thousands, except for Per Share Data)
	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $436,474 and $429,697, respectively; includes $353,846 and $364,063, respectively, related to securitization trusts)	$419,486	$417,223
SBA guaranteed non-affiliate investments (cost of $23,676 and $23,345, respectively)	25,152	25,004
Controlled investments (cost of $118,995 and $107,300, respectively)	216,723	215,817
Non-control/affiliate investments (cost of $1,000 and $1,000, respectively)	1,000	1,000
Total investments at fair value	662,361	659,044
Cash	37,073	1,762
Restricted cash	33,452	31,445
Broker receivable	1,683	51,173
Due from related parties	3,853	2,972
Servicing assets, at fair value	26,309	24,411
Right of use assets	7,724	7,990
Other assets	19,022	18,614
Total assets	$791,477	$797,411

LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$44,069	$30,000
Notes due 2023 (par: $57,500 as of March 31, 2020 and December 31, 2019, Note 7)	56,152	56,035
Notes due 2024 (par: $63,250 as of March 31, 2020 and December 31, 2019, Note 7)	61,460	61,354
Notes payable - Securitization trusts (par: $261,082 and $276,637 as of March 31, 2020 and December 31, 2019, Note 7)	257,056	272,376
Notes payable - related parties	24,213	12,163
Due to related parties	338	131
Lease liabilities	9,596	9,897
Deferred tax liabilities	9,494	12,405
Accounts payable, accrued expenses and other liabilities	16,634	20,824
Total liabilities	479,012	475,185

Commitment and contingencies (Note 8)
Net assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 20,838 and 20,530 issued and outstanding, respectively)	417	411
Additional paid-in capital	296,577	289,963
Accumulated undistributed earnings	15,471	31,852
Total net assets	312,465	322,226
Total liabilities and net assets	$791,477	$797,411
Net asset value per common share	$15.00	$15.70

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended March 31,
	2020	2019
Investment income
From non-affiliate investments:
Interest income	$7,322	$7,017
Servicing income	2,715	2,428
Other income	906	921
Total investment income from non-affiliate investments	10,943	10,366
From non-control/affiliate investments:
Dividend income	20	31
From controlled investments:
Interest income	457	217
Dividend income	4,382	3,150
Total investment income from controlled investments	4,839	3,367
Total investment income	15,802	13,764
Expenses:
Salaries and benefits	3,447	3,588
Interest	5,184	4,735
Depreciation and amortization	115	129
Professional fees	964	984
Origination and loan processing	1,824	1,653
Origination and loan processing - related party	2,638	2,188
Change in fair value of contingent consideration liabilities	54	46
Other general and administrative costs	1,858	1,427
Total expenses	16,084	14,750
Net investment loss	(282)	(986)
Net realized and unrealized gains (losses):
Net realized gain on non-affiliate investments - SBA 7(a) loans	4,513	9,344
Net unrealized (depreciation) appreciation on SBA guaranteed non-affiliate investments	(183)	70
Net unrealized (depreciation) appreciation on SBA unguaranteed non-affiliate investments	(4,511)	2,629
Net unrealized (depreciation) appreciation on controlled investments	(10,789)	(1,947)
Change in deferred taxes	2,911	529
Net unrealized (depreciation) appreciation on servicing assets	1,088	(556)
Net realized and unrealized gains (losses)	$(6,971)	$10,069
Net (decrease) increase in net assets resulting from operations	$(7,253)	$9,083
Net (decrease) increase in net assets resulting from operations per share	$(0.35)	$0.48
Net investment loss per share	$(0.01)	$(0.05)
Dividends and distributions declared per common share	$0.44	$0.40
Weighted average number of shares outstanding	20,738	19,003

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2020	2019
Increase in net assets:
Net investment loss	$(282)	$(986)
Net realized gains on investments	4,513	9,344
Net unrealized (depreciation) appreciation on investments	(11,484)	725
Net (decrease) increase in net assets resulting from operations	(7,253)	9,083
Distributions to common stockholders	(9,106)	(7,574)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	224	218
Stock-based compensation expense	171	160
Issuance of common stock, net of offering costs	6,203	2,544
Net increase in net assets from capital share transactions	6,598	2,922
Impact of ASC 842 adoption	—	130
Total (decrease) increase in net assets	(9,761)	4,561
Net assets at beginning of period	322,226	287,445
Net assets at end of period	$312,465	$292,006
Common shares outstanding at end of period	20,838	19,073
Capital share activity:
Shares issued under dividend reinvestment plan	18	12
Shares issued in connection with sales of common stock	290	135
Restricted shares issued under Equity Incentive Plan, net of forfeitures	—	8
Net increase in capital activity	308	155

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(7,256)	$9,083
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized depreciation (appreciation) on controlled investments	10,789	1,947
Net unrealized depreciation (appreciation) on non-affiliate investments	4,694	(2,699)
Net unrealized (appreciation) depreciation on servicing assets	(1,088)	556
Net realized gains on non-affiliate investments	(4,513)	(9,344)
Allowance for doubtful accounts	—	(45)
Change in fair value of contingent consideration liabilities	54	46
Amortization of deferred financing costs	490	540
Deferred income taxes	(2,911)	(529)
Depreciation and amortization	115	129
Purchase of loans	(5,522)	—
Funding of guaranteed non-affiliate SBA loans	(39,799)	(73,538)
Funding of unguaranteed non-affiliate SBA loans	(13,042)	(24,241)
Funding of controlled investments	(12,820)	(3,206)
Proceeds from sale of non-affiliate SBA loans	43,035	83,849
Principal received on SBA non-affiliate investments	12,536	8,676
Principal received from controlled investments	425	1,050
Return of investment from controlled investments	700	500
Other, net	(44)	132
Changes in operating assets and liabilities:
Broker receivable	49,490	(2,738)
Due to/from related parties	(671)	(320)
Other assets	(151)	(235)
Accounts payable, accrued expenses and other liabilities	(4,277)	(5,313)
Capitalized servicing asset	(810)	(1,535)
Other, net	19	95
Net cash provided by (used in) operating activities	29,443	(17,140)
Cash flows from investing activities:
Purchase of fixed assets	(4)	(132)
Cash flows from financing activities:
Net borrowings on bank notes payable	14,069	29,800
Proceeds from common shares sold, net of offering costs	6,203	2,544
Net (repayments) proceeds under related party line of credit	12,050	9,050
Payments on Notes Payable - Securitization Trusts	(15,555)	(18,365)
Dividends paid	(8,882)	(7,354)
Additions to deferred financing costs	(6)	(16)
Net cash provided by financing activities	7,879	15,659
Net increase (decrease) in cash and restricted cash	37,318	(1,613)

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Three Months Ended March 31,
	2020	2019
Cash and restricted cash—beginning of period (Note 2)	33,207	31,350
Cash and restricted cash—end of period (Note 2)	$70,525	$29,737

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$196	$441
Issuance of common shares under dividend reinvestment plan	$224	$220

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Montana Custom Log Homes, Inc.	(#)	2036 US Highway 93 North, Victor, MT 59875	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2045	$366.3	$366.3	$407.1	0.13%
JS Randhawa, Inc. dba Deli Delicious 34, SK Randhawa Inc. HSR Inc & R	(#)	570 W Olive Ave,, Merced, CA 95348	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2030	100.0	100.0	88.3	0.03%
Blackwater Diving LLC	(#)	112 Forrest Rd, Morgan City, LA 70380	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/30/2030	375.0	375.0	325.2	0.10%
Suburban Transmission of Northern Illinois, Inc.	(#)	1714 E Oakton St, Des Plaines, IL 60018	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/27/2045	150.0	150.0	167.6	0.05%
Tomco Inc. dba Rental City dba Tomco Equiptment Sales	(#)	6470 State St., Saginaw, MI 48603	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/27/2030	22.5	22.5	18.2	0.01%
Dunaway and Hart, Inc	(#)	575 Harkrider St., Conway, AR 72032	Real Estate	Term Loan	Prime plus 2.75%	3/26/2030	50.0	50.0	40.5	0.01%
Yachting Solutions, LLC	(#)	56 New County Rd, Rockland, ME 04841	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/24/2030	182.5	182.5	168.9	0.05%
Supermarket Source, Inc	(#)	2741 West 76th St., Hialeah, FL 33016	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/24/2030	212.5	212.5	221.5	0.07%
Kris-Leigh Catered Living at Severna Park,LLC	(#)	831 Richie Highway, Severna Park, MD 21146	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/20/2030	530.0	530.0	552.3	0.18%
Patoruzu Inc dba Sharkey's Cuts for Kids	(#)	18121 Tuckerton Rd, Ste 130, Cypress, TX 77433	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/20/2030	13.5	13.5	11.0	—%
Firefly Developement LLC dba Firefly Earthworks	(#)	4810 Vicksburg St., Dallas, TX 75207	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/19/2045	300.5	300.5	305.6	0.10%
Coffeestamp LLC	(#)	2511 S Jefferson Ave, St. Louis, MO 63104	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/17/2030	4.5	4.5	4.0	—%
Forest Scientific Corporation	(#)	668 Elm St., Tionesta, PA 16353	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/17/2030	75.0	75.0	78.2	0.03%
Mid Ohio Hospitality, LLC dba Bucks Bar and Grill	(#)	192 E Main St, Mansfield, OH 44904	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/17/2045	229.3	229.3	259.8	0.08%
Kanga Lean, Inc. dba F45 Training Trinity	(#)	8900 Strength Ave, New Port Richie, FL 34655	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/16/2030	31.7	31.7	28.3	0.01%
Integrated Equipment Inc	(#)	5701 Brittmoore Rd, Houston, TX 77041	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/13/2045	1,250.0	1,250.0	1,416.6	0.45%
Native Fields Landscaping LLC and My Two Girls LLC	(#)	73 Taylor Rd, Warton, NJ 07885	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/13/2045	272.5	272.5	307.7	0.10%
Rapid Trucking and	(#)	4225 W Capitol Ave, West Sacramento, CA 95691	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2045	762.5	762.5	864.1	0.28%
Signet Media dba Signet Media inc.	(#)	630 S 1st St, San Jose, CA 95113	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2030	343.8	343.8	357.0	0.11%
Astoria-Pacific Inc	(#)	15130 SE 82nd Dr, Clackamas, OR 97015	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	3/13/2030	125.0	125.0	130.3	0.04%
Stretch of NW Georgia, LLC dba Stretch Zone	(#)	1430 Towne Lake Pkwy, Woodstock, GA 30189	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/13/2030	14.7	14.7	11.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Mark Allen Taylor dba Taylor Auction	(#)	20 & 68 Westfield Rd, Nicholls, GA 31554	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/13/2030	139.0	139.0	120.6	0.04%
GQ Investments LLC	(#)	5772 Miami Lakes Drive, Miami Lakes, FL 33014	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/12/2030	150.0	150.0	121.4	0.04%
C3 Capital, Inc	(#)	10010 North Hampton Cove Lane, Indianapolis, IN 46236	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/11/2030	566.3	566.3	552.9	0.18%
Quarles Service Systems, Inc.	(#)	1740 September Ave, Memphis, TN 38116	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/10/2045	96.5	96.5	101.9	0.03%
Blue Dot Trading Inc	(#)	3100 NW 72nd Ave, Miami, FL 33122	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/10/2030	56.3	56.3	45.5	0.01%
The Ugly Mug's Coffee and Tea Inc.	(#)	1390 Broadway Ste C, Placerville, CA 95667	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2030	38.0	38.0	31.0	0.01%
Phillip Showen, Peter and Suzanne Scott, Inc. & Bryan Phelan	(#)	2342 NY- 37, Port Covington, NY 12937	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/6/2030	140.0	140.0	135.6	0.04%
KR Enterprises, Inc. dba Carriage Inn	(#)	1065 Tower Hill Rd, North Kingstown, RI 2852	Accommodation	Term Loan	Prime plus 2.75%	3/6/2045	320.0	320.0	334.2	0.11%
Big Brand Management LTD. CO. dba Ivox Media	(#)	512 E 11th St, Houston, TX 77008	Real Estate	Term Loan	Prime plus 2.75%	3/6/2030	66.3	66.3	61.5	0.02%
Advans IT Services, Inc.	(#)	65 Boston Post Rd W Ste 390, Marlborough, MA 01752	Other Information Services	Term Loan	Prime plus 2.75%	3/6/2030	125.0	125.0	101.2	0.03%
Outcome Driven Innovation dba Spracht; Celltek, ODI, ODI Security	(#)	974 Commercial St, Palo Alto, CA 94303	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/6/2030	387.5	387.5	313.7	0.10%
Minifox Inc. dba Pho Hoa and Jazen Tea	(#)	10624 South Eastern Ave Stes R & S, Hendersen, NV 89502	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/5/2030	75.0	75.0	61.9	0.02%
Jones Roger Sherman Inn, Inc. dba Jones Roger Sherman Inn	(#)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/4/2030	28.8	28.8	30.0	0.01%
Chet Lemon Enterprises, Inc. dba All American Sports	(#)	1544 Lane Park Cut off, Tavares, FL 32778	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/3/2030	83.8	83.8	87.6	0.03%
14th State Learning, LLC dba Sylvan Learning, LLC	(#)	1 Market Pl #10, Essex Junction, VA 5452	Educational Services	Term Loan	Prime plus 2.75%	3/2/2030	51.5	51.5	42.2	0.01%
Toju Bay Inc. dba Fiesta Americana Restaurand and Club	(#)	1622-1624 N. Mannheim Rd, Stone Park, IL 60165	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2045	456.3	456.3	500.9	0.16%
Custom Garages	(#)	110 2nd Ave South, Pacheco, CA 94553	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2030	138.8	138.8	117.9	0.04%
LCSM Logistics Inc	(#)	15735 Spectrum Drive, Addison, TX 75001	Couriers and Messengers	Term Loan	Prime plus 2.75%	2/28/2030	86.3	86.3	69.8	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Crux Solutions LLC dba Waddell's Riverside Funeral Directors	(#)	6938 Westover St., Houston, TX 77087	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/27/2045	81.0	81.0	86.9	0.03%
Breakers Electric, LLC dba Merrill Sports	(#)	13600 Mustang Drive, Mead, CO 80542	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/27/2030	10.5	10.5	8.5	—%
GRSC, Inc.	(#)	1643 NW Dove Ct, Stuart, FL 34994	Construction of Buildings	Term Loan	Prime plus 2.75%	2/27/2030	22.5	22.5	19.7	0.01%
M & L ENTERPRIZES, LLC	(#)	2401 Wrightsville Ave, Wilmington, NC 28403	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/26/2030	50.0	50.0	52.1	0.02%
Feras Alshadaida dba Allura Dairy	(#)	8809 N Grove Ave, Rancho Cucamonga, CA 91730	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/26/2030	60.5	60.5	51.3	0.02%
Abe Chahrour Investment, LLC	(#)	4001 S Wayne Rd, Wayne, MI 48154	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/25/2045	22.2	22.2	25.2	0.01%
Bora Enterprises, LLC	(#)	1921 Las Plumas Ave Ste B, San Jose, CA 95133	Truck Transportation	Term Loan	Prime plus 2.75%	2/21/2030	12.8	12.8	10.3	—%
Skimino Enterprises LLC	(#)	197 Ewell Rd, Williamsburg, VA 23188	Support Activities for Transportation	Term Loan	Prime plus 2.75%	2/21/2030	75.0	75.0	60.8	0.02%
Sherwood Sporthorses Inc.	(#)	20502 Forestview, Magnolia, TX 77355	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2045	134.1	134.1	151.4	0.05%
Bell Oak LLC dba Bell Oak Academy & Paradise Strategics LLC	(#)	7215 Waelti Drive, Melbourne, FL 32940	Social Assistance	Term Loan	Prime plus 2.75%	2/21/2045	377.5	377.5	381.3	0.12%
Alex Roit Chiropractic, P. C	(#)	55 Northern Blvd, Ste 103, Great Neck, NY 11021	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/19/2030	20.0	20.0	16.2	0.01%
Little feet Academy of Jacksonville, LLC	(#)	10265 Normandy Blvd, Jacksonville, FL 32221	Social Assistance	Term Loan	Prime plus 2.75%	2/17/2045	47.3	47.3	48.7	0.02%
E Center Marketing LLC	(#)	285 W Central Pkwy, Altamonte Springs, FL 32714	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/14/2030	22.5	22.5	18.3	0.01%
All Modes Transportation & Logistics LLC	(#)	4313 Collingtree Drive, Rockledge, FL 32955	Support Activities for Transportation	Term Loan	Prime plus 6.5%	2/14/2030	12.5	12.5	12.0	—%
Romo Medical Equiptment LLC	(#)	3453 North Panam Expressway, San Antonio, TX 78219	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/14/2030	500.0	500.0	404.8	0.13%
Lesher Transportation and Shipping, LLC	(#)	116 North Austin St., Oak Grove, MO 64075	Truck Transportation	Term Loan	Prime plus 2.75%	2/13/2030	14.3	14.3	13.4	—%
Red Rock Government Serviice, LLC	(#)	45240 Business Court, Sterling, VA 20166	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/13/2030	171.3	171.3	155.3	0.05%
Shaw, Ltd dba Fitness 1440 North Coventry	(#)	54-58 Glocker Way, Pottstown, PA 19465	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/13/2030	60.7	60.7	52.2	0.02%
Damiano Global Corp.	(#)	333 Birch Hills Dr, Rochester, NY 14622	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/10/2030	50.0	50.0	40.5	0.01%
Fortson Janitorial Inc	(#)	462-482 Chattahoochee St., Cornelia, GA 30531	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/5/2045	107.5	107.5	121.8	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
2'N1 Home and lawn LLC dba N1 Home an Lawn LLC	(#)	1300 Ridenour Blvd, Kennesaw, GA 30152	Administrative and Support Services	Term Loan	Prime plus 6.5%	2/3/2030	12.5	12.5	12.0	—%
A1 Radon Services, LLC	(#)	9980 Dell Rd, Eden Prairie, MN 55347	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	1/31/2030	89.2	89.2	72.3	0.02%
Thisaflycloset, LC	(#)	12408 Kingsview St., Bowie, MD 20721	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 6.5%	1/30/2030	12.4	12.4	11.9	—%
AA WST LLC	(#)	321 White Dogwood Lane, Ocoee, FL 34761	Nonstore Retailers	Term Loan	Prime plus 2.75%	1/30/2030	22.1	22.1	19.9	0.01%
Spinnaker PSL Inc., Spinnaker Subs- N-Shine& Spinnaker Vero Inc	(#)	6967 Hancock Drive, Port St Lucie, FL 34952	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	1/30/2045	316.1	316.1	322.3	0.10%
Adorable Home Heath Care LLC	(#)	6110 W Capitol Drive, Milwaukee, WI 53216	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/30/2030	41.8	41.8	33.8	0.01%
3 Fat Labs Inc. and Energy Conservation Solution Inc.	(#)	2001 S County Rd 400 W, Greencastle, IN 46135	Rental and Leasing Services	Term Loan	Prime plus 2.75%	1/30/2045	280.9	280.9	292.4	0.09%
Daftarnow Inc dba Venture X Parsippany	(#)	8 Campus Drive. Ste 105, Parsippany, NJ 07054	Real Estate	Term Loan	Prime plus 2.75%	7/30/2030	84.0	84.0	68.3	0.02%
Codame Enterprises LLC dba Firehouse Subs	(#)	1547 Main St., Dunedin, FL 34698	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2030	105.2	105.2	85.1	0.03%
Havana Knights LLC	(#)	65 Lindsey Lane, Havana, FL 32333	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/27/2030	39.3	39.3	34.7	0.01%
Amina Financial Solutions LLC dba Expat Tax Solutions	(#)	1433 Chestnut St., Macon, GA 31201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/24/2030	20.9	20.9	16.9	0.01%
Affinity Integrated Solutions Inc.	(#)	115 Pomona Drive, Greensboro, NC 27402	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/23/2045	299.7	299.7	311.7	0.10%
Affinity Integrated Solutions Inc	(#)	115 Pomona Drive, Greensboro, NC 27407	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/23/2030	223.7	223.7	181.1	0.06%
Align Sports Management, LLC	(#)	15822 Caminito Cantaras, Del Mar, CA 92014	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	1/22/2030	22.4	22.4	18.3	0.01%
Emmalina LLC	(#)	3602 Rock Bay Drive, Louisville, KY 40245	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/21/2030	6.7	6.7	6.2	—%
Motorsport Imagery, Inc	(#)	16362 Cherokee Rd, Brooksville, FL 34601	Apparel Manufacturing	Term Loan	Prime plus 2.75%	1/17/2030	22.4	22.4	19.5	0.01%
Lyon Cubs LLC dba Dayton Valley Learning Center	(#)	357 Dayton Valley Rd, Dayton, NV 89403	Social Assistance	Term Loan	Prime plus 2.75%	1/16/2045	167.7	167.7	175.0	0.06%
Jordi X Kellogg, M.D.,P.C	(#)	9200 SE 91st Ave STE 340, Happy Valley, OR 97086	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/10/2030	62.1	62.1	50.3	0.02%
VetMed LLC	(#)	908 4th Ave, Decatur, AL 35601	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/10/2030	87.0	87.0	70.4	0.02%
Luster Custom Homes LLC	(#)	18801 North Thompson Peak Pkwy, Ste 240, Scottsdale, AZ 85255	Construction of Buildings	Term Loan	Prime plus 2.75%	1/10/2030	46.0	46.0	37.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
CV Flores LLC dba A All Animal Control	(#)	2140 E Southlake Blvd L-503, Southlake, TX 76092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/9/2030	6.1	6.1	5.0	—%
Global Information Technology, Inc	(#)	1 Cragwood Rd, Ste 101, South Plainfield, NJ 07080	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/31/2029	561.1	561.1	454.2	0.15%
Pecos Entertainment LLC dba State Theater	(#)	421 South Oak St, Pecos, TX 79772	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/31/2029	128.5	128.5	133.9	0.04%
Bearwaters Brewing Company	(#)	101 Park St, Canton, NC 28716	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2044	256.9	256.9	279.4	0.09%
Nick's Country Kitchen, LLC	(#)	3 Flanders Rd, Bethlehem, CT 06751	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2044	286.8	286.8	304.3	0.10%
VIP Construction Group Inc.	(#)	3332 W Mulberry Drive, Mequon, WI 53092	Construction of Buildings	Term Loan	Prime plus 2.75%	12/30/2029	61.8	61.8	63.8	0.02%
Spinnaker Vero Inc.	(#)	983 12th St., Vero Beach, FL 32960	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/30/2044	785.6	785.6	791.7	0.25%
Kiddie Garden Child Development Center, LLC	(#)	2809 W. Atkinson Ave, Milwaukee, WI 53209	Social Assistance	Term Loan	Prime plus 2.75%	12/30/2044	43.0	43.0	46.7	0.01%
Kwik Stop dba Dilpreet Hundai	(#)	1001 Sacramento Ave, West Sacramento, CA 95605	Gasoline Stations	Term Loan	Prime plus 2.75%	12/30/2044	241.4	241.4	249.7	0.08%
Jauchem & Meeh Inc.dba Gregory Meeh Design;Jermy Chernick Design;J&M S	(#)	524 Sackett St., Brooklyn, NY 11217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/30/2029	271.9	271.9	250.4	0.08%
Home Decor Liquidators, LLC dba Home Decor Outlets;Home Decor Mattress	(#)	8780 Pershall Rd, Hazelwood, MO 63042	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2029	978.2	978.2	827.1	0.26%
Destination Hope, Inc. and The Academy for Addiction Professionals, In	(#)	6555 NW 9th Ave, Fort Lauderdale, FL 33309	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2044	375.0	375.0	390.7	0.13%
Larry J. Frick dba L & S Trucking	(#)	157571 E Wausau Ave, Wausau, WI 54403	Truck Transportation	Term Loan	Prime plus 2.75%	12/30/2029	48.9	48.9	43.1	0.01%
Vance Ewing LLC	(#)	22940 Harlan Ln, St. Robert, MO 65584	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/30/2029	111.2	111.2	114.7	0.04%
Destination Hope, Inc, TrilogyTreatment & Wellness Center, Inc, The Ac	(#)	6555 NW 9th Ave, Fort Lauderdale, FL 33309	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2029	362.6	362.6	298.0	0.10%
Irony LLC dba Mulberry’s Garment Care	(#)	2579 Fairview Ave North, Roseville, MN 55113	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/27/2029	1,033.9	1,033.9	843.5	0.27%
313 Air Duct LLC Dba Jouny Cleaning Services, M & J Restoration Emerge	(#)	25150 W Warren Ave., Dearborn Heights, MI 48127	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	249.4	249.4	266.7	0.09%
American Landscaping Company	(#)	6151 S St., Anchorage, AK 99518	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	322.5	322.5	306.8	0.10%
313 Air Duck LLC dba Jouny Cleaning Services, M & J Restoration Emerge	(#)	25150 W Warren Ave., Dearborn Heights, MI 48127	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	160.2	160.2	140.6	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Pro-Tek Pest Control, Inc, Pro-Tek Nurseries, LLC, Pro-Tek Irrigation	(#)	8712 60th Terrace South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	184.1	184.1	157.7	0.05%
American Landscaping Company and Ground Effects Landscaping, LLC	(#)	6151 A St., Anchorage, AK 99518	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	645.1	645.1	712.3	0.23%
Mankamana Holdings, LLc dba Perfect Brow Art, Mankamana Holdings, LLC	(#)	7302 Kirby Ave, Lubbock, TX 79424	Gasoline Stations	Term Loan	Prime plus 2.75%	12/27/2029	135.9	135.9	124.8	0.04%
Tatoo Tony's Under My Skin LLC	(#)	73 Memorial Pkwy, Atlantic Highlands, NJ 07716	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/27/2044	99.8	99.8	113.1	0.04%
QXC Communications, Inc	(#)	4541 N Dixie Hwy, Boca Raton, FL 33431	Telecommunications	Term Loan	Prime plus 2.75%	12/27/2029	519.0	519.0	421.5	0.13%
K&S Hardware LLC dba Gopher Ace	(#)	1865 Wayzata Blvd, Long Lake, MN 55356	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2029	61.8	61.8	58.5	0.02%
Protek Pest Control, Inc. Pro-tek Nurseries LLC, Pro-Tek Irrigation	(#)	8712 60TH TER South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	142.2	142.2	157.2	0.05%
Watearth Inc	(#)	3371 Glendale Blvd Ste 208, Los Angeles, CA 90039	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2029	46.2	46.2	37.3	0.01%
A Family Member Homecare Group Inc, A Family Member Homecare Holdings,	(#)	11788 Sample Rd, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2044	118.5	118.5	123.0	0.04%
Icebox Cafe L.C. and Icebox Pantry, LLC	(#)	219 NE 3rd St., Hallendale Beach, FL 33009	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/26/2030	289.2	289.2	254.9	0.08%
Bhatti LLC 2, Bhatti LLC	(#)	1451 Coral Ridge Ave, Coralville, IA 52241	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/26/2029	111.4	111.4	92.9	0.03%
Ink! Coffee Company	(#)	2851 Larimer St., Denver, CO 80205	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2029	509.4	509.4	411.5	0.13%
Richwood Enterprises, LLC, Richwood Transport LLC, Richwood Transport	(#)	2564 Branch St., Middleton, WI 53562	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/24/2029	348.7	348.7	308.1	0.10%
Synergistic-Designs, LLC	(#)	493 Wilson Mill Rd, New Wilmington, PA 16142	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/24/2029	7.4	7.4	6.0	—%
Food Civilization Services LLC and 1701 W 15th St LLC	(#)	512 E 11th St., Houston, TX 77008	Real Estate	Term Loan	Prime plus 2.75%	12/23/2044	149.6	149.6	167.7	0.05%
Aitheras Aviation Group, LLC and International Aviation Sales, Ltd.	(#)	2301 N Marginal Rd, Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus 2.75%	12/23/2029	521.5	521.5	444.1	0.14%
512 E 11th Street LLC and Big Brand Management Ltd. Co.	(#)	512 E 11th St, Houston, TX 77008	Real Estate	Term Loan	Prime plus 2.75%	12/23/2044	332.9	332.9	364.6	0.12%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
The Lamkin Group LLC and National Championship Enterprises LLC	(#)	901 Lily Creek Rd, Ste 102, Louisville, KY 40243	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/23/2029	661.0	661.0	534.9	0.17%
Chris Farley DVM PA. dba Farley Veterinary Clinic	(#)	6487 Taft St., Hollywood, CA 33024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2029	13.3	13.3	13.9	—%
Freedom Enterprises, Inc	(#)	2431 14th Ave SE, Watertown, SD 57201	Truck Transportation	Term Loan	Prime plus 2.75%	12/20/2029	324.8	324.8	274.7	0.09%
Shaddai Aesthetics Inc	(#)	706 W. 34th St., Austin, TX 78705	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2029	18.7	18.7	15.2	—%
Macon Arts Center LLC	(#)	4570 Pio Nono Ave, Macon, GA 31206	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/20/2044	623.5	623.5	681.6	0.22%
Freedom Enterprises, Inc - New RE company to be formed	(#)	2431 14th Ave SE, Watertown, SD 57201	Truck Transportation	Term Loan	Prime plus 2.75%	12/20/2044	207.5	207.5	225.0	0.07%
La Tradicion Cubana Inc	(#)	1336 SW 8th St., Miami, FL 33135	Miscellaneous Store Retailers	Term Loan	Prime plus 6.5%	12/20/2029	12.4	12.4	11.9	—%
ACC International LLC	(#)	200 N Furnace St, Birdsboro, PA 19508	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2044	321.7	321.7	326.8	0.10%
Romain Tower Inc.	(#)	215 S Persimmon St, Tomball, TX 77375	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2044	897.5	897.5	898.5	0.29%
Nebulos, LLC	(#)	5428 Twilight Way, Parker, CO 80134	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2029	61.8	61.8	56.3	0.02%
RWBB LLC	(#)	4120 7th Ave, Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2029	16.5	16.5	14.5	—%
New Casa Technologies, LLC	(#)	7928 S 70th Lane, Laveen, AZ 85339	Truck Transportation	Term Loan	Prime plus 2.75%	12/19/2029	8.2	8.2	6.7	—%
MBK IT Services Inc.	(#)	626 Trailwood Ct., Garland, TX 75043	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/19/2029	21.4	21.4	22.2	0.01%
Kuros, LLC	(#)	21221 Baron Lake Drive, Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus 2.75%	12/19/2044	396.5	396.5	448.2	0.14%
Kuros, LLC	(#)	21221 Baron Lake Drive, Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus 2.75%	3/19/2045	14.3	14.3	16.2	0.01%
GDIM Enterprises Inc dba AAMCO	(#)	1657 Whiskey Rd., Aiken, SC 29803	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/19/2029	19.3	19.3	17.3	0.01%
United Capital Group LLC	(#)	23022 La Cadena Dr, Laguna Hills, CA 92653	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/19/2029	318.3	318.3	273.4	0.09%
Skyfall LLC dba EZ Self Storage	(#)	2705 US Highway 45 North, Henderson, TN 38340	Real Estate	Term Loan	Prime plus 2.75%	12/18/2044	145.9	145.9	165.2	0.05%
Premier Gaming Solutions Inc	(#)	17 South Grand Ave, Pasadena, CA 91105	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2029	11.1	11.1	11.6	—%
Louisiana Apple, LLC, Mountain Apple, LLC, Kentucky Apple, LLC	(#)	3909 Ambassador Caffrey Pkwy, Building 1, Lafayette, LA 70503	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/18/2029	889.8	889.8	718.9	0.23%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
The Burlington Academy of Learning LLC	(#)	10 Covey Rd, Burlington, CT 06013	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2029	49.4	49.4	51.4	0.02%
HADD Corp	(#)	364 Rugby Rd, Cedarhurst, NY 11516	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/17/2029	12.4	12.4	11.8	—%
Sago Technologies Inc. dba Jak Ecig	(#)	785 Woodfern Drive, Hampshire, IL 60140	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2029	232.3	232.3	241.7	0.08%
Pamela Bruner Enterprises, LLC	(#)	4370 Old US 25 Highway, Zirconia, NC 28790	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/17/2029	61.8	61.8	53.4	0.02%
J and K Project Management Consultants LLC	(#)	350 Mc Donnell St, Lewisville, TX 75057	Construction of Buildings	Term Loan	Prime plus 2.75%	12/16/2044	312.6	312.6	350.9	0.11%
Signco America LP & Sparkle corporation Inc.	(#)	7938 Wright Rd, Houston, TX 77041	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/16/2044	1,247.1	1,247.1	1,411.7	0.45%
Farain Saremi dba USA Produce	(#)	461 G St., Los Banos, CA 93635	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/16/2044	473.8	473.8	505.7	0.16%
J and K Project Management Consultants dba A. C. T. Construction	(#)	350 Mc Donnell St, Lewisville, TX 75057	Construction of Buildings	Term Loan	Prime plus 2.75%	12/16/2029	205.4	205.4	209.9	0.07%
Nulane Entertainment LLC	(#)	4100 W. Alameda Ave # 300, Burbank, CA 91505	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2029	7.4	7.4	6.0	—%
Dr Steven J Seidel	(#)	42 Campeau Place, Bergenfield, NJ 07621	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2029	80.3	80.3	65.1	0.02%
WURA LLC dba Dickey's Barbecue Pit	(#)	4325 E. University Drive, Ste 40, Prosper, TX 75078	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2029	89.7	89.7	75.4	0.02%
Math Enrichment, LLC	(#)	1009 E Capitol Expressway, San Jose, CA 95121	Educational Services	Term Loan	Prime plus 2.75%	12/13/2029	197.7	197.7	159.7	0.05%
Jen Macias LLC dba Duende	(#)	2301 NW Thurman St., Portland, OR 97210	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2029	8.0	8.0	6.5	—%
The Crane Guys, LLC	(#)	14480 Alondra Blvd, La Mirada, CA 90638	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2029	1,234.1	1,234.1	1,094.2	0.35%
The Floor Covering Warehouse, Inc	(#)	112 Orchard St., Stamford, CT 06902	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/13/2044	239.4	239.4	271.0	0.09%
Essex Indoor Golf Center LLC	(#)	23 Saybrook Rd, Essex, CT 06426	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/13/2029	77.9	77.9	68.6	0.02%
Belle Properties Northwest, Inc.	(#)	223 Ave B, Snohomish, WA 98290	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/12/2044	130.9	130.9	141.7	0.05%
Joyner5, Inc.dba British Swim School	(#)	1000 Settlers Landing Court, Wake Forest, NC 27587	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/12/2029	22.2	22.2	18.0	0.01%
Stockton TRI Industries, LLC	(#)	2141 E Anderson St, Stockton, CA 95205	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/12/2044	1,105.0	1,105.0	1,185.3	0.38%
Abylex, Inc and Worpex LLC	(#)	7473 Reese Rd #2, Sacramento, CA 95828	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2044	94.8	94.8	86.1	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Chambers Funeral Home & Crematorium PA & Riverdale Park Crematory, LLC	(#)	5801 Cleveland Ave, Riverdale, MD 20737	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/11/2044	299.3	299.3	338.8	0.11%
Vaughn Chiropractic, PLLC dba Catalyst Chiropractic and Rehab	(#)	10904 Baltimore St NE, Blaine, MN 55449	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2029	41.0	41.0	33.2	0.01%
CCD Construction Services LLC dba Clearwater Outdoor Design, CCD Exca	(#)	175 W Borgfeld Drive, San Antonio, TX 78260	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2044	112.2	112.2	119.5	0.04%
Professional Plumbing Services of Nela, LLC	(#)	99 Plum St, West Monroe, LA 71292	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2029	17.8	17.8	17.0	0.01%
Ciel Du Mel LLC dba Lala's Creamery	(#)	134 Petaluma Blvd North, Petalumaca, CA 94952	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/10/2029	16.3	16.3	13.9	—%
Helping Hands Group Daycare dba Dawn to Dusk Learning and Child Care L	(#)	10 Tremont Rd, Tremont, PA 17981	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2044	38.9	38.9	42.0	0.01%
SLCP Transport, LLC dba Aamco	(#)	1407 Lomaland Drive, El Paso, TX 79935	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2029	61.8	61.8	56.3	0.02%
Elita 7, LLC and Behavioral Nutrition Inc.	(#)	16 Marble St., Worchester, MA 01603	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/9/2029	296.5	296.5	276.6	0.09%
Eagle Eye Truck Lines LLC and Eagle Eye Logistics LLC	(#)	560 56th St SW, Grand Rapids, MI 49548	Truck Transportation	Term Loan	Prime plus 2.75%	12/6/2029	1,087.5	1,087.5	897.1	0.29%
Bay Area Metal Fabricarion LLC	(#)	510 -512 Stone Rd, Benicia, CA 94510	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/6/2029	135.2	135.2	118.4	0.04%
The Stout Group LLC	(#)	10850 NW 138th St, Hialeah Gardens, FL 33018	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/6/2029	237.3	237.3	206.5	0.07%
DB Talak LLC	(#)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/6/2044	153.1	153.1	173.3	0.06%
Scott's Hardware, Inc., dba Medford Inc	(#)	200 Tuckerton Rd, Medford, NJ 08055	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 6.5%	12/6/2029	12.4	12.4	11.8	—%
Ohanyan LLC dba Nestle Toll House Caf'e By Chip	(#)	14006 Riverside Drive, Store No. 9270, Sherman Oaks, CA 91423	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/6/2029	41.9	41.9	36.7	0.01%
Wolf Pack, LLC	(#)	939 South 25th East, Ste. 115, Ammon, ID 83406	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	3/6/2030	224.5	224.5	192.8	0.06%
Glen Lamb dba Lambs Tree And Plant Health Care	(#)	413 Pond Meadow Rd, Westbrook, CT 06498	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/6/2029	18.5	18.5	16.3	0.01%
Natalie Enterprise Inc	(#)	2500 Grand Ave, Billings, MT 59102	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/6/2029	20.0	20.0	20.8	0.01%
Mazhar Family, Inc dba Edible Arrangements	(#)	601 Portion Rd, Store #17, Lake Ronkonkoma, NY 11779	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/6/2029	66.7	66.7	54.6	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Used Tire Express 1, Corp	(#)	437 N. Battlefield, Chesapeake, VA 23320	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/5/2029	85.3	85.3	72.6	0.02%
Clearwater Engineering Inc	(#)	301 N River St., Derby, KS 67037	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/5/2029	583.3	583.3	510.3	0.16%
Standard Capital Corp	(#)	2377 Wessington Drive, Virginia Beach, VA 23456	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	12/5/2029	12.4	12.4	11.8	—%
Hook Line and Schooner Vinings LLC	(#)	400 West Village Way #3009, Smyrna, GA 30008	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/4/2029	22.2	22.2	19.7	0.01%
Soto Injury Law Firm, PA and My Attorney Inc	(#)	2050 Capital Circle NE Ste B, Tallahassee, FL 32308	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/3/2029	62.5	62.5	50.6	0.02%
Mega Sales Detergent Distributor, LLC	(#,^)	1 Ackerman Ave, Clifton, NJ 07011	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/29/2029	49.1	49.1	39.7	0.01%
Behind the Scenes Chicago, LLC dba Paramount Events	(#)	1750 W Lake St., Chicago, IL 60612	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2029	456.7	456.7	393.1	0.13%
Loading Arms Plus Inc	(#)	5401 Mitchelldale St., Ste B4, Houston, TX 77092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2029	77.9	77.9	64.3	0.02%
American Bio Source, LLC dba Dieselgreen Fuels	(#)	2522 N Highway 287, Decatur, TX 76234	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	11/27/2029	56.3	56.3	58.5	0.02%
Keith E Burks dba 3B's Chalk It Up	(#)	22540 Foothill Blvd, Hayward, CA 94541	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/27/2029	13.3	13.3	12.5	—%
Codorado, Inc. dba Dentalmart	(#,^)	10 Glorieta Rd, Sante Fe, NM 87508	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/27/2029	10.3	10.3	8.4	—%
Alice's Tea Cup, ATC !! LLC and ATC 111, LLC	(#)	102 W 73rd St., New York, NY 10023	Food Manufacturing	Term Loan	Prime plus 2.75%	11/27/2029	268.3	268.3	221.1	0.07%
Haversack Holdings LLC	(#)	101 S Tryon St., Charlotte, NC 28280	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2029	122.9	122.9	99.3	0.03%
Roots'n Shoots, LLC	(#)	86 Boston Rd, Chelmsford, MA 01824	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/27/2029	10.5	10.5	8.5	—%
Kanti Group Inc, Marina 84 Sport Bar & Grill LLC and Pub 52 Sports	(#)	2440 Wesr State Rd 84, Fort Lauderdale, FL 33312	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2029	149.3	149.3	122.8	0.04%
ADPM Inc.	(#,^)	77 Main St, Amesbury, MA 01913	Real Estate	Term Loan	Prime plus 2.75%	11/26/2029	46.7	46.7	37.7	0.01%
Ultra Flow Dispense, LLC	(#)	820 Prospect Hill Rd, Windsor, CT 06095	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/26/2029	100.8	100.8	82.2	0.03%
Ford Custom Renovation LLC	(#,^)	405 Broadway St., Muncy, PA 17756	Construction of Buildings	Term Loan	Prime plus 2.75%	11/26/2029	8.1	8.1	6.6	—%
Fullmer's Landscaping, Inc.	(#)	9547 W Third St., Dayton, OH 45417	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/26/2029	191.5	191.5	163.1	0.05%
B.S Carrier LLC and United Truck & Trailer Repair LLC	(#)	3716 Garman Rd, Salem, VA 24153	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2029	232.2	232.2	220.5	0.07%
Hurricane Group, Inc.dba Crate Club Group	(#)	101 San Patricio Ave, Ste 860, Guaynabo, PR 00968	Other Information Services	Term Loan	Prime plus 2.75%	11/25/2029	49.1	49.1	39.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Cum Laude Enterprises, LLC	(#)	15218 Penn Hills Lane, Houston, TX 77062	Nonstore Retailers	Term Loan	Prime plus 2.75%	11/22/2029	18.9	18.9	17.3	0.01%
Best Choice Meats, Inc,	(#,^)	12646 S Springfield Ave, Alsip, IL 60803	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/22/2044	1,339.9	1,339.9	1,444.1	0.46%
A&N Design Studios Inc dba Door3 Business Application	(#)	22 Cortlandt St., New York, NY 10007	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2029	120.4	120.4	104.3	0.03%
ZUMI LLC dba Allstate Insurance	(#,^)	1537 W 79th St, Chicago, IL 60620	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/22/2029	11.8	11.8	11.9	—%
S&C Cookies, Inc	(#,^)	1969 Jericho Turnpike, East Northport, NY 11731	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/22/2029	55.3	55.3	44.8	0.01%
Place Vendome Holding Co. Inc.dba R&F Marketing	(#)	308 Glenwood Rd, Swainsboro, GA 30401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/22/2044	433.1	433.1	414.0	0.13%
Peanut Butter & Co Inc	(#,^)	119 West 57th St., Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/22/2029	184.3	184.3	148.9	0.05%
Place Vendome Holding Co Inc.dba R&F Marketing	(#)	610 East Main St., Swainsboro, GA 30401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/22/2029	232.2	232.2	211.3	0.07%
Weeping Willow Kennel Inc	(#,^)	6041 Hammond School Rd, Salisbury, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2029	4.4	4.4	4.6	—%
Pen's Electric Company	(#)	504 Fairfax Ave, Nashville, TN 37212	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	11/21/2029	12.4	12.4	11.9	—%
Cobb Roofing LLC	(#,^)	8101 NW 10th St, Oklahoma City, OK 73127	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2029	52.8	52.8	42.6	0.01%
The Rollin' Trapp LLC	(#,^)	1731 Prevatt Rd, Dothan, AL 36301	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2029	7.8	7.8	7.0	—%
Semplice Cafe LLC	(#,^)	209 N Main St., Breckenridge, CO 80424	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2029	17.7	17.7	14.7	—%
Coral Springs Family Wellness LLC	(#)	2902 North University Drive, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2030	123.0	123.0	100.5	0.03%
AMH Construction, Inc.	(#,^)	30 South Ivey Lane, Orlando, FL 32811	Construction of Buildings	Term Loan	Prime plus 2.75%	11/20/2029	73.7	73.7	70.3	0.02%
AMH Construction, Inc.	(#,^)	30 South Ivey Lane, Orlando, FL 32811	Construction of Buildings	Term Loan	Prime plus 2.75%	11/20/2044	274.0	274.0	297.2	0.10%
Cable Management LLC	(#,^)	290 Pratt St., Meriden, CT 06450	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/20/2029	135.2	135.2	117.3	0.04%
Ryan & Selena LLC dba Head of the Class Learning Center	(#,^)	1836 Kathleen Rd, Lakeland, FL 33805	Social Assistance	Term Loan	Prime plus 2.75%	11/18/2044	443.9	443.9	470.3	0.15%
AD Learning Group, LLC dba The Learning Experience & AD Learning NH LL	(#,^)	181 Shunpike Rd, Cromwell, CT 06416	Social Assistance	Term Loan	Prime plus 2.75%	11/18/2029	135.4	135.4	109.4	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
MToxins Venom Lab LLC	(#,^)	717 Oregon St., Oshkosh, WI 54902	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/15/2044	100.9	100.9	104.0	0.03%
Lindsley Excavating LLC	(#,^)	92 Town Line Rd, Fulton, NY 13069	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/15/2029	189.2	189.2	175.7	0.06%
SSH Princeton LLC dba Stumpy's Hatchet House of Princeton	(#)	745 Alexander Rd, Ste 1-3, Princeton, NJ 08540	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/15/2030	91.0	91.0	73.7	0.02%
Champions Of Diversity Media Inc dba Champions of Diversity: Politics	(#,^)	5100 Transamerica Drive, Columbus, OH 43228	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/15/2044	72.2	72.2	78.9	0.03%
Sean McNamara	(#)	5639 Wood Lane, Allentown, PA 18106	Nonstore Retailers	Term Loan	Prime plus 6.5%	11/14/2029	12.3	12.3	11.8	—%
Winning Sales Plan Inc	(#,^)	17811 Fairhaven Gateway, Cypress, TX 77433	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/14/2029	49.2	49.2	51.1	0.02%
Ninth Avenue, LLC	(#)	Empire Mall, 5000 W Empire Place, Room 916, Sioux Falls, SD 57106	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/14/2030	62.1	62.1	52.3	0.02%
Rockin Robin Music Lessons LLC	(#,^)	9029 Hwy 6, Ste 160, Missouri City, TX 77459	Educational Services	Term Loan	Prime plus 2.75%	11/14/2029	9.1	9.1	7.4	—%
Bucklin Sumner & Associates LLC dba Bucklin Sumner & Associates LLC	(#)	650 NE Holladay St. Ste 1600, Portland, OR 97232	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 6.5%	11/14/2029	12.3	12.3	11.8	—%
The Pinnacle Development Group Inc dba The Goddard School	(#)	105 Springside Drive, Akron, OH 44333	Social Assistance	Term Loan	Prime plus 6.5%	11/14/2029	12.3	12.3	11.8	—%
HH Wireless Connect LLC	(#,^)	48267 Deer Trail Drive, Canton, MI 48187	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	11/12/2029	8.1	8.1	6.6	—%
SSD Designs LLC	(#,^)	486 Vance St, Forest City, NC 28043	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	1/12/2030	346.1	346.1	310.0	0.10%
NJ Floats, Inc	(#)	327 Route 202/206, Bedminster Township, NJ 07921	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	5/12/2045	81.9	81.9	92.9	0.03%
James Richard Farkas Jr. dba Lil Black Bear Inn	(#,^)	8072 State Rd 46 East, Nashville, TN 47448	Accommodation	Term Loan	Prime plus 2.75%	11/12/2044	108.9	108.9	113.2	0.04%
Potomac Nail Spa Corporation	(#,^)	14901 Potomac Town Place,, Woodbridge, VA 22191	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/12/2029	51.2	51.2	41.8	0.01%
Steven French dba French Woodworking	(#,^)	1101 Horizon Drive Ste 101, Fairfield, CA 94533	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/12/2044	62.3	62.3	70.5	0.02%
Two Roses Salon 1, Inc.dba National Fluid Power Institute and NFPI	(#,^)	908 S Jefferson St., Amarillo, TX 79101	Educational Services	Term Loan	Prime plus 2.75%	11/12/2029	388.3	388.3	345.1	0.11%
Ameen Enterprises, LLC dba Bargain Town	(#,^)	1111 E Washington St, Stephenville, TX 76401	Gasoline Stations	Term Loan	Prime plus 2.75%	11/12/2029	122.9	122.9	123.0	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Adrienne's Gourmet Foods, Imagine Baking Inc	(#,^)	1034 Hancock St., Sandusky, OH 44870	Food Manufacturing	Term Loan	Prime plus 2.75%	11/12/2044	404.8	404.8	458.2	0.15%
Adrienne's Gourmet Foods, Imagine Baking, Inc	(#,^)	1034 Hancock St., Sandusky, OH 44870	Food Manufacturing	Term Loan	Prime plus 2.75%	11/12/2029	520.3	520.3	497.9	0.16%
Integrated Vascular Services LLC	(#,^)	1452 Franklin Ave, Salem, OR 44460	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/8/2029	78.8	78.8	64.2	0.02%
East River Plumbing, LLC	(#,^)	997 E Loop, Priest River, ID 83856	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/8/2044	49.8	49.8	53.9	0.02%
Airbar Inc	(#,^)	5 N Station Plaza, Great Neck, NY 11021	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/8/2029	21.2	21.2	17.2	0.01%
Link Recreational, Inc	(#,^)	304 Business Highway 53, Minong, WI 54859	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/7/2044	392.4	392.4	429.2	0.14%
Lake Pontchartrain Properties, LLC	(#,^)	6001-6201 France Rd, New Orleans, LA 70126	Accommodation	Term Loan	Prime plus 2.75%	11/7/2044	1,146.1	1,146.1	1,297.3	0.42%
WE MAKE DIFFERENCES, LLC	(#,^)	1380 Main St., Waltham, MA 2451	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/7/2029	6.2	6.2	6.0	—%
Link Recreational, Inc	(#,^)	304 Business Highway 53, Minong, WI 54859	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/7/2029	841.7	841.7	693.5	0.22%
Dear Valley Sports Shop LLC	(#)	507 Bamboo Rd, Boone, NC 28607	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 6.5%	11/7/2029	12.4	12.4	11.9	—%
21 Air, LLC, 21 Cargo Inc, JW Aviation LLC, Freighter 27044 LLC	(#,^)	3650 NW 82 Ave, Doral, FL 33166	Air Transportation	Term Loan	Prime plus 2.75%	11/6/2029	1,007.6	1,007.6	814.1	0.26%
C&P Trading and Sales Inc	(#,^)	950 Peninsula Corporate Circle, Boca Raton, FL 33487	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/31/2029	244.3	244.3	197.6	0.06%
Sunburst Trout Farm, LLC	(#,^)	314 Industrial Park Drive, Waynesville, NC 28786	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	10/31/2044	231.6	231.6	257.6	0.08%
11900 Marshfield Station Inc	(#,^)	11900 S Marshfield Ave, Calumet Park, IL 60827	Gasoline Stations	Term Loan	Prime plus 2.75%	10/31/2044	1,248.0	1,248.0	1,364.7	0.44%
D & H Construction Services, Inc.	(#,^)	711 Hospital St., Richmond, VA 23219	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2029	136.8	136.8	117.0	0.04%
Sunburst Trout Farm, LLC	(#,^)	314 Industrial Park Dr, Waynesville, NC 28786	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	10/31/2029	66.0	66.0	68.6	0.02%
Automotive Standard, LLC	(#,^)	4028 Coldwater Rd, Fort Wayne, IN 46805	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2044	137.2	137.2	149.1	0.05%
ABC Sandblasting, LLC	(#,^)	14029 56th St. NW, Williston, ND 58801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2029	239.5	239.5	200.3	0.06%
Automotive Solutions, LLC	(#,^)	1910 W. Dupont Rd, Fort Wayne, IN 46818	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2044	296.8	296.8	319.5	0.10%
Mariscos El Oceano, Inc.	(#,^)	5960 S Archer Ave, Chicago, IL 60638	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2044	124.4	124.4	137.6	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Maine Service Corp	(#,^)	59-24 55th St., Maspeth, NY 11378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/31/2029	122.2	122.2	127.1	0.04%
Guru Kirpa, Inc	(#,^)	3006 New Castle Ave, New Castle, DE 19720	Gasoline Stations	Term Loan	Prime plus 2.75%	10/31/2044	194.6	194.6	201.8	0.06%
MJ Group, Inc	(#,^)	26691 Loma Verde, Mission Viejo, CA 92691	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2029	21.2	21.2	17.3	0.01%
The Committed Pig LLC	(#,^)	28 West Park Place, Morristown, NJ 07090	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2029	272.4	272.4	283.4	0.09%
Dub Industries LLC	(#,^)	4112 Veiled Falls Drive, Pflugerville, TX 78660	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/31/2029	69.4	69.4	63.9	0.02%
Fave Realty, Inc.	(#,^)	217-84 Hempstead Ave, Jamaica, NY 11429	Real Estate	Term Loan	Prime plus 2.75%	10/31/2044	116.5	116.5	131.8	0.04%
Kerzner Contracting Corp	(#,^)	1620 Ocean Ave, Bohemia, NY 11716	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2029	110.0	110.0	89.0	0.03%
Jessie's Radiator and Automotive	(#,^)	1777 N Ventura Ave, Ventura, CA 93001	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2029	15.5	15.5	14.1	—%
L& F Gullo Service Corp	(#,^)	520 Main St, Westbury, NY 11590	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/31/2029	171.0	171.0	138.2	0.04%
Blue Agave & Brothers, LLC dba Blue Apachie Mexican Restaurant and Blu	(#,^)	905 Savoy Rd, Youngsville, LA 70592	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/30/2029	85.5	85.5	70.6	0.02%
Paul Wintner dba P & R Props	(#,^)	23901 Calabasas Rd, Calabasas, CA 91302	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/30/2029	55.0	55.0	44.4	0.01%
BGB Leasing Inc and BGB Leasing Co.	(#,^)	50 Industrial Park Rd, Princeton, KY 42445	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2029	1,133.7	1,133.7	1,005.9	0.32%
BGB Leasing Co.	(#,^)	50 Industrial Park Rd, Princeton, KY 42445	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2044	89.6	89.6	101.4	0.03%
Lightning Strike Distributing, LLC dba Jedidiah's Jerky & Gournet Snac	(#,^)	9912 Arizona Dr, Mohave Valley, AZ 86440	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/30/2029	63.5	63.5	52.6	0.02%
Plastic Depot, Inc	(#,^)	363 East Alondra Blvd, Gardena, CA 90248	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/30/2029	154.7	154.7	125.2	0.04%
OWL Inc,	(#,^)	5300 S Orange Blossom Trail, Orlando, FL 32839	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	10/28/2029	207.7	207.7	167.8	0.05%
Marnon Vending LLC dba Naturals 2 Go San Antonio	(#,^)	6713 Biscay Hbr, San Antonio, TX 78249	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/28/2029	7.8	7.8	6.9	—%
Corple Enterprises, Inc	(#,^)	17887 US-380, Ponder, TX 76259	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/28/2029	153.2	153.2	149.9	0.05%
Proximo Consulting Services Inc	(#,^)	2500 Plaza 5, Jersey City, NJ 07311	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/28/2029	73.3	73.3	59.2	0.02%
Perisseia Physicians LLC	(#,^)	1644 Lebanon Rd, Lawrenceville, GA 30043	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/28/2044	398.2	398.2	410.0	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Diamond Solutions LLC	(#,^)	8321 E Gelding Drive, Scottsdale, AZ 85260	Machinery Manufacturing	Term Loan	Prime plus 2.75%	10/25/2029	12.5	12.5	10.1	—%
Four Ace Electrical Services Corporation	(#,^)	3723 Far Niente Way, Sacramento, CA 95834	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/25/2029	11.7	11.7	9.7	—%
Landmark Ventures USA, Inc	(#,^)	475 Park Ave S, 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	10/25/2029	102.6	102.6	82.9	0.03%
iLoka Inc. dba NewCloud Networks	(#,^)	160 Inverness Drive W, Ste 150, Englewood, CO 80112	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	10/25/2029	97.7	97.7	101.7	0.03%
Jbang LLC, WM Bang LLC, Bang Investments LLC	(#)	125 Westchester Ave, White Plains, NY 10601	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2029	72.5	72.5	71.0	0.02%
IV Purpose Inc	(#)	1489 Fulton St., Brooklyn, NY 11216	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/25/2029	30.3	30.3	26.4	0.01%
Exclusive Physicians PLLC dba EPIC Primary Care,PLLC	(#,^)	18463 Livernois Ave, Detroit, MI 48221	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/25/2029	122.2	122.2	100.0	0.03%
Sultan's Palace L.L.C.	(#,^)	8125 West Sahara Ave, Ste 300, Las Vegas, NV 89117	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2029	20.6	20.6	17.7	0.01%
Fimac Inc dba American Educational Services	(#,^)	26300 La Alameda, Ste 200, Mission Viejo, CA 92691	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/23/2029	22.0	22.0	18.0	0.01%
Pyle Garage Doors OKC, INC dba Precision Door Service OKC	(#,^)	8860 S Sunnylane Rd, Oklahoma City, OK 73135	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/22/2029	14.3	14.3	11.6	—%
James Clark and Company, Inc.	(#)	8885 Haven Ave, Ste 120, Rancho Cucamonga, CA 91730	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	10/22/2029	12.3	12.3	11.7	—%
Todd's Car Wash, LLC	(#,^)	5505 Johnston St., Lafayette, LA 70506	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2044	342.2	342.2	387.3	0.12%
Owens Family and Cosmetic Dentistry PLLC	(#,^)	403 E College St., Pulaski, TN 38478	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/17/2029	266.1	266.1	225.9	0.07%
UNIQUE PAVER INSTALLATIONS, INC.	(#,^)	4930 Mars Hill Rd, Bogart, GA 30622	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/17/2029	22.5	22.5	19.4	0.01%
Roughcut LLC	(#,^)	41540 National Rd, Belmont, OH 43718	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/17/2029	460.6	460.6	479.1	0.15%
Pine Mountain Residential LLC	(#)	10240 Cosmopolitan Circle, Parker, CO 80134	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	10/16/2029	12.3	12.3	11.7	—%
Powerlift Dumbwaiters, Inc	(#)	2444 Georgia Slide Rd, Georgetown, CA 95634	Machinery Manufacturing	Term Loan	Prime plus 6.5%	10/16/2029	12.2	12.2	11.6	—%
Chavero's Auto Mart, LLC	(#)	1364 E Palma Vista Drive, Palmview, TX 78572	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 6.5%	10/11/2029	12.5	12.5	11.9	—%
The Cow Harbor Beer Company LLC dba Sand City Brewing Co.	(#)	19 Scudder Ave, Northport, NY 11768	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	7/11/2030	183.8	183.8	163.4	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Glenda D Brewer dba Bargain Store	(#)	107 Tabernacle Church Rd, Candor, NC 27229	General Merchandise Stores	Term Loan	Prime plus 6.5%	10/11/2029	12.3	12.3	11.7	—%
S&D Beauty Spa Inc dba Elite Nails, dba Bella's Nails &dba Onyx Nail b	(#,^)	5604 Slide Rd, Lubbock, TX 79414	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/11/2029	152.7	152.7	126.3	0.04%
Q2 Ventures, LLC	(#,^)	2805 W Arimo Rd, Arimo, ID 83214	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/8/2029	173.5	173.5	170.2	0.05%
Paketo LLC dba West Loop UPS Store	(#,^)	623 W Lake St., Chicago, IL 60661	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/4/2029	16.1	16.1	13.4	—%
In Power Motors, LLC, In-Power Motors II LLC, In-Power Motors III LLC	(#,^)	2301 W. Buckeye Rd, Phoenix, AZ 85009	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2044	621.3	621.3	655.3	0.21%
Atlantic Pacific Hospitality Solutions Inc dba North Beach Bistro	(#,^)	725 Atlantic Blvd, Atlantic Beach, FL 32233	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	9.2	9.2	7.7	—%
MVE, Inc dba Mid-Valley Engineering	(#,^)	1117 L St., Modesto, CA 95354	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/30/2029	1,204.7	1,204.7	1,050.0	0.34%
AV Strategy, Inc	(#,^)	9468 American Eagle Way Ste 100, Orlando, FL 32837	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/30/2029	252.6	252.6	230.2	0.07%
Joseph P Fusco DDS PC	(#,^)	77 N Centre Ave, Rockville Centre, NY 11570	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2029	64.4	64.4	54.0	0.02%
50 Taps, LLC dba Colorado Taproom & Grill	(#,^)	19539 Hess Rd Ste Ste #101, Parker, CO 80134	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	75.3	75.3	64.1	0.02%
Crown Waste Corp	(#,^)	1 Plainview Rd, Bethpage, NY 11714	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	9/30/2029	48.6	48.6	43.8	0.01%
Bev's Sweets LLC	(#,^)	3778 Highway 254, Cleveland, GA 30528	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/30/2044	212.5	212.5	234.2	0.07%
Meldi Maa, Inc dba The River Complex	(#,^)	74 S Main St., Woonsocket, RI 2895	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2044	421.8	421.8	466.7	0.15%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St., Gainesville, FL 32605	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2044	178.9	178.9	195.4	0.06%
SPIRE Manufacturing Solutions LLC	(#,^)	1440 Newport Rd, Colorado Springs, CO 80916	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2044	1,010.4	1,010.4	1,153.0	0.37%
International Protection Group, LLC	(#,^)	481 8th Ave Ste 1130, New York, NY 10001	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/30/2029	80.1	80.1	77.7	0.02%
Heart and Vascular Associates of Tampa, LLC	(#,^)	17 David Blvd, Tampa, FL 33606	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2044	770.1	770.1	796.5	0.25%
DG Business Solutions, Inc	(#,^)	11008 Rene St., Lenexa, KS 66215	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/30/2029	218.6	218.6	185.0	0.06%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St., Gainsville, FL 32605	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2029	183.4	183.4	154.4	0.05%
Hoagie Barmichaels Inc	(#,^)	1101 River Rd, New Windsor, NY 12553	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2044	112.3	112.3	114.8	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Universe Appliance Repairs Inc.	(#,^)	3790 Merrick Rd, Seaford, NY 11783	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	584.0	584.0	599.7	0.19%
Aztec Machine & Repair Inc, Cranrd & Material	(#,^)	1715 N 1st St, Bloomfield, NM 87413	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	708.2	708.2	741.8	0.24%
Titan Laser Screed Concrete Services, LLC	(#,^)	8908 Wildlife Lane, Sanford, FL 32771	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2029	48.6	48.6	42.1	0.01%
Double H Services, LLC, C&T Oil Field Services, LLC and Brian S. Holma	(#,^)	3721 North 162nd St., Garber, OK 73701	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2029	995.8	995.8	906.9	0.29%
Wagner & Sons Inc	(#,^)	22365 Alydar Drive, Lexington Park, MO 20653	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/27/2029	18.2	18.2	15.3	—%
Cherry and Candlewood Inc dba Aamco	(#,^)	3029 South St., Long beach, CA 90805	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	430.5	430.5	491.2	0.16%
Zima Dining Inc. dba Country Kitchen	(#,^)	1497 N Mt. Vernon Ave, Colton, CA 92324	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2029	61.2	61.2	63.8	0.02%
Stiegelbauer Associates Inc.	(#,^)	63 Flushing Ave Unit 342, Brooklyn, NY 11205	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2029	194.6	194.6	163.4	0.05%
Zmetra Clearspan Structures LLC	(#,^)	2 Old Worcester Rd, Webster, MA 01571	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/27/2044	434.9	434.9	496.2	0.16%
Universe Appliance Repairs Inc.	(#,^)	3790 Merrick Rd, Seaford, NY 11783	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2029	643.6	643.6	575.1	0.18%
Total Pallet Consolidation LLC	(#,^)	2800 Swanee Ave, Buford, GA 30618	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/27/2029	18.2	18.2	15.5	—%
Santa Fe Flooring LLC	(#,^)	3711 Paseo Del Norte NE, Albuquerque, NM 87113	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/26/2029	484.6	484.6	424.5	0.14%
MeShare Inc.	(#,^)	1401 Interstate Drive, Champaign, IL 61822	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	9/26/2029	1,214.4	1,214.4	1,100.3	0.35%
Adam's Construction & General Contracting LLC	(#,^)	7808 N Custer Rd, Freesoil, MI 49411	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2029	66.8	66.8	58.7	0.02%
Anderson's Outdoor Adventures, LLC	(#,^)	4060 SW County Rd 232, Bell, FL 32619	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2029	21.9	21.9	21.9	0.01%
luv 2 Play Nor Cal, LLC	(#,^)	82 Clarksville Rd, Folsom, CA 95682	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2029	109.3	109.3	93.8	0.03%
Byler, Wolfe, Lutsch and Kampfer CPAs, Inc	(#,^)	360 East State St., Salem, OH 44460	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2044	53.2	53.2	53.5	0.02%
Quality Machine of Iowa, Inc	(#,^)	1040 4th Ave, Audubon, IA 50025	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/25/2029	65.7	65.7	68.5	0.02%
Flamingo Bowl, Inc	(#,^)	3301 N 23rd St., McAllen, TX 78501	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/24/2029	198.0	198.0	181.6	0.06%
Unified Utility Services LLC	(#,^)	206 Frankie Lane, Ladson, SC 29456	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/20/2044	157.1	157.1	179.0	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Standard Real Estate Services LLC	(#)	500 West Silver Spring Drive, Ste K 200,, Glendale, WI 53217	Real Estate	Term Loan	Prime plus 6.5%	9/19/2029	12.2	12.2	12.0	—%
Payne's Enviromental Service, LLC dba Bamaco	(#,^)	5617 Causeway Blvd, Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/18/2044	519.1	519.1	543.2	0.17%
Host Marketing, LLC	(#)	206 Bell Lane, Ste B, West Monroe, LA 71291	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/18/2029	12.2	12.2	12.0	—%
Natalie Hart LLC dba Lady of Luxury &dba Country Sugar Events, dba Que	(#)	1702 Fawn Gate St, San Antonio, TX 78248	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/17/2029	54.9	54.9	51.2	0.02%
Vancole Investments, Inc. dba Smoothie King #913 &;Dream Developmenf G	(#,^)	876 Virginia Ave, Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2029	11.8	11.8	9.8	—%
Win Health Institute, LLC	(#,^)	711 E Valley Rd, Basalt, CO 81621	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/17/2029	7.3	7.3	6.4	—%
Game Station, Inc.	(#,^)	2917 1st Ave SE, Cedar Rapids, IA 52402	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/16/2029	19.7	19.7	18.0	0.01%
Bay Bowl Inc dba Shasta Lanes	(#,^)	11093 Black Marble Way, Redding, CA 96003	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2044	534.3	534.3	608.9	0.19%
Oak Park Social LLC	(#)	14691 W 11 Mile Rd, Oak Park, MI 48237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2045	123.1	123.1	131.1	0.04%
The Steel Method LLC dba Sneeze It	(#,^)	250 Passaic Ave Ste 200, Fairfield, NJ 07004	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2029	163.9	163.9	137.6	0.04%
New Flow Plumbing and Rooter Inc.	(#,^)	6718 Katherin Ave, Van Nuys, CA 91405	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/12/2029	48.5	48.5	41.0	0.01%
ACSS CPA, LLC	(#,^)	1016 S Texas Blvd, Weslaco, TX 78599	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2044	39.7	39.7	42.6	0.01%
Covert Recordings LLC	(#,^)	31-65 138th St. Apartment 3K, Flushing, NY 11354	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/11/2029	11.5	11.5	11.5	—%
Family Insight, P.C.	(#,^)	3433 Brambleton Ave, Ste 104A, Roanoke, VA 24018	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2029	241.1	241.1	240.2	0.08%
Prime Precision Machining, LLC	(#,^)	845 Mandoline Ave, Madison Heights, MI 48071	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/11/2029	206.9	206.9	183.1	0.06%
Miami Squeeze Inc dba Miami Squeeze, LLC	(#,^)	18315 W. Dixie Highway, North Miami Beach, FL 33160	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/11/2029	112.2	112.2	100.7	0.03%
Prime Precision Machining, LLC	(#,^)	845 Mandoline Ave, Madison Heights, MI 48071	Real Estate	Term Loan	Prime plus 2.75%	9/11/2044	267.9	267.9	285.8	0.09%
Softcare247, LLC	(#)	4191 Naco Perrin Blvd, San Antonio, TX 78217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/11/2029	12.2	12.2	11.9	—%
Body on Cue Health and Fitness LLC	(#,^)	129 A Orpha Drive, Middlebury, IN 46840	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/6/2029	43.7	43.7	37.3	0.01%
Smokin AZ, LLC dba Dickey's Barbecue Pit AZ	(#,^)	1914 S Power Rd. STE 101, Mesa, AZ 85206	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/5/2029	64.4	64.4	54.9	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Philly Games Inc.dba Queen & Rock Game Cafe	(#,^)	607-609 S 2nd St., Philadelphia, PA 19147	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/5/2029	61.3	61.3	51.6	0.02%
Eco Electric LLC	(#,^)	5380 Cameron St, Las Vegas, NV 89118	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/5/2029	64.6	64.6	54.0	0.02%
SVT Masonry Limited Liability Company	(#,^)	1208 Houghton Lane, Bennington, VT 5201	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/5/2029	74.1	74.1	71.8	0.02%
No Push Backs, LLC	(#)	2223 Dungan Ave, Bensalem, PA 19020	Personal and Laundry Services	Term Loan	Prime plus 6.5%	8/30/2029	11.8	11.8	11.5	—%
Thawk LLC	(#,^)	1110 Willow Glen Drive, Yuba City, CA 95991	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2029	8.0	8.0	6.7	—%
Dog House Sportfishing Charters Inc	(#)	83413 Overseas Highway, Islamorada, FL 33036	Scenic and Sightseeing Transportation	Term Loan	Prime plus 6.5%	8/30/2029	12.1	12.1	11.9	—%
The BMF Media Group LLC	(#,^)	50 West 23rd St., 7th floor, New York, NY 10010	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/29/2029	362.2	362.2	302.7	0.10%
Crown Heights Bunch O Bagels & More Inc & 361 Bagel Holding LLC	(#,^)	361 Troy Ave, Brooklyn, NY 11213	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2029	38.6	38.6	40.3	0.01%
3C Consumer Network & Designs LLC	(#,^)	7676 Hillmont St., Ste 109, Houston, TX 77040	Real Estate	Term Loan	Prime plus 2.75%	8/29/2029	14.5	14.5	12.7	—%
Double Scoop Ice Cream, LLC	(#,^)	2970 Stonecrest Pass, Lithonia, GA 30038	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/29/2044	96.1	96.1	102.7	0.03%
Camror LTD dba Jersey Mike's	(#,^)	5946 Meijer Drive, Cincinnati, OH 45150	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2030	86.5	86.5	89.9	0.03%
Esquire Mini Mart LLC & Morgan Store Building LLC	(#,^)	12595 S Somerton Ave, Yuma, AZ 85365	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2029	49.5	49.5	47.0	0.02%
Groton Bowling Center and Entertainment Inc	(#,^)	27 Kings Hwy, Groton, CT 06340	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/29/2044	938.9	938.9	1,011.8	0.32%
DB Talak LLC	(#,^)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/28/2029	84.5	84.5	88.1	0.03%
HRS2, LLC	(#,^)	5410 Pipers Creek Court, Sugar Land, TX 77479	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/28/2029	223.6	223.6	216.5	0.07%
Khari E. J. Myers dba Khari Imagery & 190 Minerva LLC	(#,^)	190 Minerva St., Tonawanda, NY 14150	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2044	59.6	59.6	67.9	0.02%
Linsey Schwertdfeger,, Inc.	(#,^)	740 Dennery Rd, San Diego, CA 92154	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/28/2029	68.5	68.5	58.5	0.02%
Blue Eagle Transport Inc.,Golden Eagle Tran and Green Eagle Transpor	(#,^)	377 Boston Post Rd, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/28/2029	435.2	435.2	384.0	0.12%
The Hometown Welcome Program, Inc & Fredric Anthony Gushwa	(#,^)	107 S Nottawa St, Sturgis, MI 49091	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/27/2029	94.3	94.3	85.8	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Maryland Urgent Care, Inc.	(#,^)	9831 Greenbelt Rd Ste 208 (Unit H-2), Lanham, MD 20706	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/27/2044	45.8	45.8	50.1	0.02%
ADA Internacional Inc	(#,^)	10891 La Reina Rd, Ste 100, Delray Beach, FL 33446	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/26/2029	21.7	21.7	18.2	0.01%
Crystal S. Prado dba Crystal Clear Accounting	(#)	34099 Tuscan Creek Way, Temecula, CA 92592	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/26/2029	3.1	3.1	3.0	—%
JLT Foods, LLC	(#,^)	3294 Long Meadow Court, West Bloomfield Township, MI 48324	Food Manufacturing	Term Loan	Prime plus 2.75%	8/23/2029	20.3	20.3	17.0	0.01%
PJT Logistics, Inc.	(#,^)	2-4 Commerce Way, Auburn, NY 13021	Truck Transportation	Term Loan	Prime plus 2.75%	8/23/2029	48.3	48.3	50.4	0.02%
Elite Motors LLC	(#,^)	1046-1050 Orange Ave, West Haven, CT 06516	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/23/2029	84.5	84.5	88.1	0.03%
The Pet Stop, LLC	(#,^)	106 South Washington St., Pleasantville, IA 50225	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/23/2029	7.2	7.2	6.3	—%
SRJ construction Corp	(#,^)	8358 W Oakland Park Blvd #203E, Sunrise, FL 33351	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/23/2029	10.9	10.9	9.3	—%
MS Integrated Psychotherapy & Counseling, LLC	(#,^)	1157 Main St., Clifton, NJ 07011	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/22/2029	71.7	71.7	65.4	0.02%
The Roux Southern Kitchen, LLC	(#,^)	252 FM 3162, Sandia, TX 78383	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2029	17.5	17.5	18.0	0.01%
MB Nursery LLC dba The Garden Center	(#,^)	15562 HWY-South, Whitehouse, TX 75791	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/21/2029	90.5	90.5	93.0	0.03%
Metro R Services Inc. and Metal & Roof Supplies, Inc.	(#,^)	20 Universal Place, Carlstadt, NJ 07072	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/21/2029	187.1	187.1	177.7	0.06%
Auto Unique LLC	(#,^)	305 W Main St., Mayo, FL 32066	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/20/2044	12.2	12.2	13.9	—%
William Martinez dba Bad Ass Coffee of Hawaii	(#)	14101 Main St., Ste 4101, Hesperia, CA 92345	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/20/2029	22.1	22.1	19.0	0.01%
Signature Rooms, Inc.	(#,^)	2066 Route 112, Medford, NY 11763	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/19/2029	163.0	163.0	170.0	0.05%
American Healthy Vending, Inc	(#,^)	5951 NW 151 St., Hialeah, FL 33014	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/15/2029	102.6	102.6	91.5	0.03%
Accent Home Services LLC dba Benjamin Franklin Plumbing of Kansas City	(#,^)	7748 Troost Ave, Kansas City, MO 64131	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/15/2029	108.7	108.7	101.3	0.03%
AJN Innovations LLC dba Burgerim	(#)	6704 Main St., Miami Lakes, FL 33014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/15/2030	24.6	24.6	21.9	0.01%
Accelerate Educational Solutions, LLC dba Tutor My Success	(#,^)	135 Clove Branch Rd, Hopewell Junction, NY 12533	Educational Services	Term Loan	Prime plus 2.75%	8/14/2029	16.7	16.7	14.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Ranson Excavating, Inc	(#,^)	8343 Kaula Drive, Fair Oaks, CA 95628	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/13/2029	14.5	14.5	12.1	—%
KM Electrical Services, Inc	(#,^)	4348 Waialae Ave Unit 315, HONOLULU, HI 96816	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/12/2029	74.9	74.9	62.8	0.02%
Love Playing LLC	(#)	2200 Eastridge Loop, San Jose, CA 95122	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2030	141.9	141.9	127.3	0.04%
Elixir Enterprises, LLC dba Guilford Renee's	(#,^)	637 Boston Post Rd, Guilford, CT 06437	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/8/2029	18.8	18.8	15.9	0.01%
A & S Services LLC dba Kona Ice of Troy	(#)	3888 Lightner Rd, Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	8/7/2029	12.1	12.1	11.9	—%
Suite Luxury, Inc	(#,^)	1410 Pine Ridge Rd, Ste 13, Naples, FL 34108	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/7/2029	18.1	18.1	15.2	—%
Accord Law, APC	(#,^)	82555 Grass Flat Lane, Indio, CA 92203	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2029	7.2	7.2	6.1	—%
Leader Engineering-Fabrication, Inc.	(#,^)	695 Independence DrIive, Napoleon, OH 43545	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/2/2029	120.8	120.8	126.0	0.04%
Healthcare Holdings of America, LLC, Senior Market Advisors, Inc, CHA	(#,^)	6201 Centennial Blvd, Nashville, TN 37209	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/31/2029	426.1	426.1	410.5	0.13%
East Coast Flight Services, Inc and Aviation Consulting Enterprise, LL	(#,^)	27603 Pkwy Rd, Easton, MD 21601	Air Transportation	Term Loan	Prime plus 2.75%	7/31/2029	552.2	552.2	487.5	0.16%
Billy Auto Inc	(#,^)	632 N Broadway, Amityville, NY 11701	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2044	322.4	322.4	332.8	0.11%
Living Spring Home Health Inc.	(#,^)	18350 Kedzie Ave Ste 204, Homewood, IL 60430	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/31/2029	129.8	129.8	118.2	0.04%
Genecco Produce, Inc. & Leo Genecco & Sons, Inc.	(#,^)	1850 Rochester Rd, Canadaigua, NY 14424	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	7/31/2029	740.7	740.7	700.5	0.22%
Joseph Centonze dba Off Kilter Kilts	(#,^)	27720 Ave Scott, Santa Clarita, CA 91355	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	7/31/2029	7.8	7.8	6.6	—%
Gray Rock Quarry, LLC and William E Dailey III	(#,^)	54 West Milton Rd, Milton, VT 5468	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	7/31/2044	447.1	447.1	428.8	0.14%
Humd, LLC dba La Rosa Chicken and Grill	(#)	3111 N. University Drive, Coral Springs, FL 33065	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/31/2030	133.4	133.4	116.8	0.04%
St. Francis Home Health Inc	(#,^)	5246 SW 8th St 103B, Coral Gables, FL 33134	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/31/2029	72.0	72.0	60.2	0.02%
La Mount Group LLC	(#,^)	3111 Princeton Rd, Hamilton, OH 45011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2029	244.9	244.9	204.7	0.07%
Canyon Lake Kids Academy, LLC	(#,^)	130 Charter Oak Drive, Canyon Lake, TX 78133	Social Assistance	Term Loan	Prime plus 2.75%	7/31/2044	97.5	97.5	105.6	0.03%
Quick and Quality Services dba Bella Roma Pasta & Pizza & Farshad Fari	(#,^)	28940 Golden Lantern, Laguna Niguel, CA 92677	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2029	10.9	10.9	9.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Dant A Sandras, D.D.S. LLC	(#,^)	13373 Highway 3235, Larose, LA 70373	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/30/2029	207.0	207.0	178.9	0.06%
Roman Tint Inc.	(#,^)	1436 Ayala Dr, Unit M, Rialto, CA 92376	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/30/2029	7.9	7.9	6.9	—%
Jbelis Stop N' Go, LLC dba Planet Smoothie	(#,^)	2565 E 17th St, Ammons, ID 83406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	18.7	18.7	16.0	0.01%
Platt & Associates, LLC dba Flag Staff Apparel, Platt & Associates, LL	(#,^)	288 North Industrial Park Drive, Liberty, MS 39645	Apparel Manufacturing	Term Loan	Prime plus 2.75%	7/30/2044	55.8	55.8	62.2	0.02%
Hodges Family Entertainment LLC dba Space Cadets Indoor Playground	(#)	611 Greenville Blvd SE, Greenville, NC 27858	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/30/2029	15.0	15.0	13.7	—%
Grad Street LLC	(#)	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Nonstore Retailers	Term Loan	Prime plus 6.5%	7/30/2029	12.1	12.1	11.8	—%
Aeromax Industries, Inc, HITM, Inc and TMCB LLC	(#,^)	9027 Canoga Ave, Canoga Park, CA 91301	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	7/30/2044	782.4	782.4	806.5	0.26%
Micheal Birch and Tracy M. Pierce	(#,^)	E 2947 H-44, Traunik, MI 49891	Gasoline Stations	Term Loan	Prime plus 2.75%	7/29/2044	54.0	54.0	59.6	0.02%
Moore Chiropractic Center, P.A.	(#,^)	936 Roosevelt Trail Unit 1 & 2, Windham, ME 04062	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/26/2029	8.8	8.8	8.9	—%
Sou's LLC	(#,^)	739 NE MLK Blvd, Portland, OR 97221	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/26/2029	5.7	5.7	5.3	—%
Power Associates Inc.	(#,^)	2766 West Good CT, Boise, ID 83702	Real Estate	Term Loan	Prime plus 2.75%	7/26/2029	14.4	14.4	12.0	—%
Dan Dahlin Inc.	(#,^)	16465 MN-65, Ham Lake, MN 55304	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/26/2044	405.6	405.6	462.2	0.15%
Franklin Care Pharmacy Incorporated	(#,^)	520 N Franklintown Rd, Baltimore, MD 21223	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/25/2029	52.1	52.1	54.3	0.02%
A&W ALF, LLC dba A & W Assisted Living Facility	(#,^)	6600 Liberty Rd, Gwynn Oak, MD 21207	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/24/2044	99.2	99.2	110.8	0.04%
Lawrence Adeyemo & Co LLC	(#)	209-34 112 Ave, Queens Village, NY 11429	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	7/19/2029	9.7	9.7	9.5	—%
Hardrock Alpha Enterprises, LLC	(#,^)	5101 Stine Rd, Bakersfield, CA 93313	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/19/2029	15.1	15.1	13.0	—%
700 Services Inc.dba 700 Credit Repair	(#,^)	1201 N Goliad St., Rockwall, TX 75087	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	7/19/2029	7.2	7.2	6.0	—%
Bonfire Hot Yoga LLC	(#,^)	3665 SW Hall Blvd, Beaverton, OR 97005	Educational Services	Term Loan	Prime plus 2.75%	7/18/2029	7.9	7.9	6.8	—%
JDM2 Water Station LLC	(#,^)	125 Chestnut Hill Drive, York, PA 17408	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/18/2029	200.9	200.9	185.5	0.06%
Ameritube, LLC	(#,^)	1000 North Highway 77, Hillsboro, TX 76645	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	7/18/2029	114.7	114.7	119.6	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
The Bean Coffee Co. LLC	(#)	112 South Main St., Spring Hill, KS 66083	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	7/17/2029	12.1	12.1	11.8	—%
Baton Rouge Cargo Services Inc	(#,^)	6013 McRaven Rd, Jackson, MS 39209	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/17/2044	290.1	290.1	307.8	0.10%
Garage Floor Coating of MN.com,LLC	(#,^)	6701 West 23rd St., St. Louis Park, MN 55426	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/16/2044	991.1	991.1	1,032.3	0.33%
Bouquet Canyon Kennels	(#,^)	29973 Bouquet Canyon Rd, Santa Clarita, CA 91390	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/16/2044	298.8	298.8	306.6	0.10%
Adam Family Bowl Inc	(#,^)	1504 Chestnut St., Mishawaka, IN 46545	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/16/2044	131.9	131.9	143.1	0.05%
Beacon Metal Fabricators, Inc.	(#,^)	5425-D Hamilton Ave, Cleveland, OH 44114	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	7/12/2029	67.2	67.2	62.8	0.02%
VGI Medical LLC	(#,^)	10401 S Belcher Rd, Largo, FL 33771	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	7/12/2044	323.6	323.6	368.8	0.12%
Last Touch, LLC	(#,^)	1612 Jackson St., Spirit Lake, IA 51360	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/11/2044	100.7	100.7	105.4	0.03%
D DeGregoria LLC dba The UPS Store 4235 Massapequa	(#,^)	4940 Merrick Rd, Massapequa Park, NY 11762	Couriers and Messengers	Term Loan	Prime plus 2.75%	7/10/2029	76.1	76.1	65.3	0.02%
Menskha Inc	(#)	88 High St., Mountclair, NJ 07042	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	7/10/2029	12.1	12.1	11.8	—%
Nash-Delphia LLC	(#,^)	2135 Gallatin Pike N, Store 4, Madison, TN 37115	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	7/2/2029	14.3	14.3	12.0	—%
Kim Howard Corp dba NPN Machine Tools	(#,^)	9130 Wayfarer Ln, Houston, TX 77075	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	206.1	206.1	214.5	0.07%
Jian Yang and Kanger House LLC	(#,^)	48 Horse Hill Rd, Cedar Knolls, NJ 07927	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/27/2029	114.8	114.8	96.2	0.03%
Advance Transit LLC	(#,^)	574-614 Tonnelle Ave, Jersey City, NJ 07307	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2044	754.6	754.6	822.1	0.26%
Nevada Recycling and Salvage LTD, AMCB LLC	(#,^)	1085 Telegraph St, Reno, NV 89502	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/28/2044	1,240.6	1,240.6	1,280.7	0.41%
Baobab Asset Management LLC	(#,^)	2 Greenwich Office Park, Ste 260, Greenwich, CT 06831	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/28/2029	47.8	47.8	39.9	0.01%
Balboa Fashion LLC	(#,^)	1016 S. Towne Ave, Unit 123, Los Angeles, CA 90021	Apparel Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	7.2	7.2	6.0	—%
Southern Specialties Transportation LLC	(#,^)	116 Toledo Drive, Lafayette, LA 70506	Truck Transportation	Term Loan	Prime plus 2.75%	6/28/2029	163.5	163.5	159.1	0.05%
K & K Restaurant LLC	(#,^)	6607 S Central Ave, Phoenix, AZ 85042	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	133.8	133.8	148.5	0.05%
Sundown Audio, LLC	(#,^)	514 West 21St St., Newton, NC 28658	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2044	900.4	900.4	936.5	0.30%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Crestview Ridge Farms LLC	(#,^)	1172 Co Rd 956, Ashland, OH 44805	Crop Production	Term Loan	Prime plus 2.75%	6/28/2044	534.0	534.0	574.9	0.18%
Specialty Surgery Center, Inc.	(#,^)	5505 Peachtree Dunwoody Rd Stes 640,645, Atlanta, GA 30342	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2029	1,238.3	1,238.3	1,116.2	0.36%
Richmond Street Partners, LLC	(#,^)	200 E Chestnut St, Chicago, IL 60611	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/28/2029	91.3	91.3	77.0	0.02%
Anderson Companies LLC	(#,^)	3015 S White Horse Pike, Hammonton, NJ 08037	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2044	203.1	203.1	217.6	0.07%
Port Huron Ophthalmology, PLLC dba Black River Optical	(#,^)	1033 River St., Port Huron, MI 48060	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2029	14.3	14.3	11.9	—%
Good News Cafe, LLC	(#,^)	694 Main St. South, Woodbury, CT 06798	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	247.7	247.7	257.4	0.08%
Upul's Travel Service & Tours Inc	(#,^)	654 Shoppers Lane, Covina, CA 91723	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2029	262.5	262.5	218.9	0.07%
Big Picture Group LLC	(#,^)	935 N La Jolla, Los Angeles, CA 90046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2029	144.0	144.0	120.1	0.04%
5161 LLC	(#,^)	1478 E Mountain Drive, Santa Barbara, CA 93108	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/28/2029	1,133.4	1,133.4	1,048.6	0.34%
Upul's Travel Service & Tours Inc	(#,^)	654 Shopping Lane, Covina, CA 91723	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2044	346.8	346.8	344.3	0.11%
NJ Floats Inc	(#,^)	66 Twin Oaks Rd, Bridgewater, NJ 08807	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2044	174.3	174.3	198.5	0.06%
Tim's Truck Capital & Auto Sales, Inc	(#,^)	904 Suncook Valley Hwy, Epsom, NH 3234	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/27/2029	202.9	202.9	211.1	0.07%
Ailky Corporation & Wyspen	(#,^)	352 Bedford St., Lakeville, MA 2347	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2029	46.5	46.5	38.8	0.01%
Pawfection Pet Services LLC	(#,^)	177 W Cottonwood Ln, Ste 12, Casa Grande, AZ 85122	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2029	10.0	10.0	8.4	—%
Boucherie US Inc	(#,^)	251 Little Falls Drive, Wilmington, DE 19807	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2029	1,124.0	1,124.0	937.3	0.30%
Moon Landscaping, Inc, Moon Group, Inc moon Nursery, Inc, Moon Site Ma	(#,^)	145 Moon Rd, Chesapeake City, MD 21915	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	1,194.7	1,194.7	1,145.0	0.37%
Shooter's Gun Club, LLC	(#)	2429 Iowa St. Stes B, C and D, Lawrence, KS 66046	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/27/2030	164.9	164.9	143.2	0.05%
S & T Hardware Inc	(#,^)	2300 Nooseneck Hill, Coventry, RI 2816	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2044	199.7	199.7	227.6	0.07%
BB Services, LLC	(#,^)	580 39 Rd, Palisade, CO 81526	Truck Transportation	Term Loan	Prime plus 2.75%	6/27/2029	108.3	108.3	94.1	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Crescent Event Productions, Inc	(#,^)	1327 Wood Branch Drive, Charlotte, NC 28273	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2029	334.1	334.1	290.8	0.09%
Soft Touch Tissue & Paper LLC	(#,^)	1491 Hammond St., Bangor, ME 04401	Paper Manufacturing	Term Loan	Prime plus 2.75%	6/26/2044	233.4	233.4	266.0	0.09%
Tekoa Enterpises, Inc	(#,^)	1033 Cannon Bridge Rd, Cordova, SC 29039	Truck Transportation	Term Loan	Prime plus 2.75%	6/26/2029	53.0	53.0	47.3	0.02%
Kaz Ramen, L.L.C.	(#,^)	22413 Barton Rd, Grand Terrace, CA 92313	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	21.5	21.5	18.1	0.01%
Selective Automotive & Accessories Group, Inc	(#,^)	2221 Pelham Pkwy, Pelham, AL 35124	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/26/2029	238.7	238.7	216.1	0.07%
Perfect Water LLC	(#,^)	183 Russ St., San Francisco, CA 94103	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/26/2029	69.2	69.2	63.5	0.02%
RWBB Enterprises, LLC	(#,^)	4120 7th Ave, Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2044	75.3	75.3	82.3	0.03%
JFK Transportation Inc	(#,^)	4 Mechanic St., Natick, MA 01760	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/26/2029	100.0	100.0	87.6	0.03%
Child Care Ventures LLC dba Childcare Adventures ELC	(#,^)	3542 Glendale Ave, Toledo, OH 43614	Social Assistance	Term Loan	Prime plus 2.75%	6/26/2044	146.2	146.2	147.9	0.05%
Lynx Inspection Technologies LLC	(#,^)	8101 Miller Rd 2, Houston, TX 77049	Support Activities for Mining	Term Loan	Prime plus 2.75%	6/26/2044	571.8	571.8	651.7	0.21%
All-City Towing LLC, Jeffrey James Piller	(#,^)	1213 W Mallory Ave, Milwaukee, WI 53221	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/26/2029	386.4	386.4	362.7	0.12%
Soft Touch Tissue & Paper LLC	(#)	1491 Hammond, Bangor, MA 4401	Paper Manufacturing	Term Loan	Prime plus 2.75%	12/26/2029	111.5	111.5	116.5	0.04%
Paradise Towing & Recovery Inc	(#,^)	1115 S Homer Blvd, Sanford, NC 27330	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2029	103.5	103.5	98.0	0.03%
Vanchoc Transport Inc	(#,^)	137 3rd St, Brooklyn, NY 11231	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/25/2029	41.6	41.6	38.0	0.01%
Professional Tire Limited Liability Company	(#,^)	6655 Country Rd 32, Norwich, NY 13815	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	138.2	138.2	145.8	0.05%
Spartan Technology Solutions, Inc	(#,^)	125 Venture Blvd, Spartanburg, SC 29306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2044	484.0	484.0	501.2	0.16%
Paradise Towing & Recovery Inc	(#,^)	1115 S. Horner Blvd, Sanford, NC 27330	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	73.1	73.1	83.3	0.03%
Worldwide Capital Management Inc.	(#,^)	6 Venture Ste 305, Irvine, CA 92618	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2029	138.4	138.4	115.4	0.04%
567 Logistics, LLC	(#,^)	1924 Ruffin Mill Rd, Colonial Heights, VA 23834	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/25/2029	47.7	47.7	41.9	0.01%
Krsto, LLC dba Italian Butter Breadsticks	(#,^)	34683 Nova Dr, Clinton Twp, MI 48035	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2044	189.0	189.0	204.2	0.07%
Sweets By Karla LLC	(#,^)	3273 South John Young Pkwy, Kissimmee, FL 34746	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2029	12.2	12.2	10.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Scissor Kids Inc	(#,^)	63 Hebron Ave, Ste F, Glastonbury, CT 06033	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/24/2029	15.5	15.5	13.1	—%
Peninsula Self Defense LLC	(#,^)	2766 Bay Rd, Redwood City, CA 94063	Educational Services	Term Loan	Prime plus 2.75%	6/21/2029	5.0	5.0	4.4	—%
Port Diesel L.L.C.	(#)	3212 Alex Trask Drive, Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	12.1	12.1	11.8	—%
Small Batch Creations Inc. dba The Office Bar & Grill	(#,^)	295 E WASHINGTON AVE, SUNNYVALE, CA 94086	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2029	57.1	57.1	47.6	0.02%
William Rose Inc	(#,^)	1 Grace Cove Rd, New Shoreham, RI 02807	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/21/2044	86.7	86.7	81.3	0.03%
LuLuBelle's Mountain Banana Bread LLC	(#)	1063 Carousel Rd, Lake Arrowhead, CA 92352	Food Manufacturing	Term Loan	Prime plus 2.75%	4/21/2045	116.8	116.8	133.6	0.04%
Campuscuts LLC	(#)	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	7.2	7.2	7.0	—%
Gribben & Associates, Inc	(#,^)	18201 Von Karman,Suite 300, Irvine, CA 92612	Truck Transportation	Term Loan	Prime plus 2.75%	6/21/2029	688.8	688.8	574.4	0.18%
AA Horseplay, LLC	(#)	34565 Ranch Drive, Brownsville, OR 97327	Animal Production and Aquaculture	Term Loan	Prime plus 6.5%	6/20/2029	12.0	12.0	11.7	—%
Central Texas Hygiene, LLC	(#,^)	10201 McKalla Place, Austin, TX 78758	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/20/2029	84.0	84.0	70.1	0.02%
Zion Motors Inc	(#,^)	6949 Wall Triana Hwy, Madison, AL 35757	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/19/2044	60.2	60.2	63.2	0.02%
Bader Furniture Company Inc.	(#,^)	704 N Liberty St., Shamokin, PA 17872	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	6/19/2029	7.2	7.2	7.5	—%
Beck's Pub & Grill LLC	(#,^)	N6630 WI-49, Weyauwega, WI 54983	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2044	69.4	69.4	75.8	0.02%
Providence Management Environmental, LLC, Tindol Energy Group, LLC	(#,^)	6570 W Highway 67, Cleburne, TX 76033	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2029	263.4	263.4	262.6	0.08%
International Institute for Learning Inc.	(#,^)	110 E 59th St ,31st floor, New York, NY 10022	Educational Services	Term Loan	Prime plus 2.75%	6/19/2029	286.4	286.4	238.8	0.08%
American Demolition, Inc	(#,^)	401 N Kuner Rd, Brighton, CO 80601	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2029	182.3	182.3	189.7	0.06%
JLM Consulting LP	(#,^)	3981 E Dunrobin Dr., Springfield, MO 65809	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/17/2029	18.9	18.9	15.8	0.01%
Bonadi Inc. dba Polished Salon	(#)	9858 W Sample Rd, Coral Springs, FL 33065	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/17/2029	12.1	12.1	11.7	—%
Comarco Quality Pork Products Inc, Comarco Pork Products of FL LLC	(#,^)	501 Jackson St, Camden, NJ 08104	Food Manufacturing	Term Loan	Prime plus 2.75%	6/14/2029	296.2	296.2	269.8	0.09%
3 Rusty Nails, LLC dba The Gathering Place at 3 Rusty Nails	(#,^)	3830 Doctor M.L.K. Jr Blvd, Anderson, IN 46013	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	6/14/2044	86.7	86.7	95.2	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
A & S Services LLC dba Kona Ice of Troy	(#,^)	3888 Lightner Rd, Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2044	44.6	44.6	48.5	0.02%
Kego 2 LLC dba Jon Smith Subs 80025	(#,^)	2001 W. Southlake Blvd Ste 143, Southlake, TX 76092	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/14/2029	102.3	102.3	88.9	0.03%
Law Office of Paula Padilla PLLC	(#)	2211 E Highland Ave Ste 130, Phoenix, AZ 85016	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/13/2029	4.8	4.8	4.7	—%
Picon Motors LLC dba The New Young's Motors	(#,^)	199-211 Central Ave, Orange, NJ 07080	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2029	218.8	218.8	216.7	0.07%
GT Performance Plus Inc	(#,^)	4210 College St., Beaumont, TX 77707	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/11/2029	74.5	74.5	63.3	0.02%
GT Performance Plus Inc	(#,^)	4210 College St., Beaumont, TX 77707	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/11/2044	98.8	98.8	107.7	0.03%
Ivesters Transportation, Inc	(#,^)	4299 South 2675 West, Roy, UT 84067	Truck Transportation	Term Loan	Prime plus 2.75%	6/11/2029	240.5	240.5	209.0	0.07%
Archer Cleaners Inc	(#)	1514 W. 33rd St., Chicago, IL 60608	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	12.0	12.0	11.7	—%
Smith and Son Plumbing, LLC	(#,^)	15922 Eldorado Pkwy, Ste 500-1579, Frisco, TX 75035	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/10/2029	79.2	79.2	69.7	0.02%
Independent Transport, LLC dba Independent Water	(#,^)	3739 E Ridgeway Rd, Orange, CA 92867	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/10/2029	195.0	195.0	180.2	0.06%
Neely Motorsports, Inc dba Earl's Store #1;Earl's Performance Plumbing	(#,^)	15825-15827 Hawthorne Blve, Lawndale, CA 90260	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2044	239.8	239.8	257.8	0.08%
J&A Elliott Company	(#,^)	1118 Thornberry Dr, Clarksville, TN 37043	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/7/2029	10.0	10.0	10.3	—%
Throop Family Holding Inc dba Klamath Basin Metals and Supply, dba Rog	(#,^)	7130 Crater Lake Highway, White City, OR 97503	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2029	38.2	38.2	34.2	0.01%
Johnny's Boy LLC	(#,^)	127 East King St., Martinsburg, WV 25401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/7/2044	100.3	100.3	106.9	0.03%
Allison K. Chipak dba Still Photography	(#)	195 Terrace Place, Apt. 2, Brooklyn, NY 11218	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	12.0	12.0	11.7	—%
Skin Beauty Bar Inc	(#,^)	749 8th St., Washington, DC 20003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/6/2029	5.0	5.0	4.2	—%
Jamestown Quick Stop LLC	(#,^)	3097 24th Ave, Hudsonville, MI 49426	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/5/2044	69.0	69.0	72.3	0.02%
Preferred Manufacturing Services Inc	(#,^)	4261 Business Drive, Cameron Park, CA 95682	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/5/2029	453.5	453.5	472.0	0.15%
Oasis Senior Advisors Franchise Systems, LLC	(#,^)	24870 Burnt Pine Drive, Bonita Springs, FL 34134	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)	Term Loan	Prime plus 2.75%	6/4/2029	298.3	298.3	299.4	0.10%
Italian Heritage Tile and Stone Inc	(#,^)	4748 Hopyard Rd, Pleasanton, CA 94588	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/4/2029	83.5	83.5	70.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Evoke Growth Advisory LLC	(#,^)	2600 Brookwood Way Drive, Unit 311, Rolling Meadows, IL 60008	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2029	7.2	7.2	6.0	—%
Morey Publishing LLC	(#,^)	575 Underhill Blvd, Ste 216, Syosset, NY 11791	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2029	59.3	59.3	50.0	0.02%
Martin Inventory Management, LLC	(#,^)	304 1/2 Main St., Edgefield, SC 29824	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2029	47.4	47.4	48.2	0.02%
G.S.A.T. Restoration Inc. dba Paul Davis Restoration & Remodeling of G	(#,^)	1450 Oakbrook Dr, Norcross, GA 30093	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/31/2029	111.5	111.5	96.1	0.03%
V & M Transportation LLC	(#,^)	1307 27th St. Apt B, North Bergen, NJ 07047	Truck Transportation	Term Loan	Prime plus 2.75%	5/31/2029	12.5	12.5	10.4	—%
Inside & Out Maintenance LLC	(#,^)	1698 SW Pancoast St., Port St Lucie, FL 34987	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/30/2029	95.1	95.1	79.9	0.03%
Aspen Welding LLC	(#,^)	28803 US-6, Rifle, CO 81650	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	405.3	405.3	435.4	0.14%
SSD Designs, LLC	(#,^)	486 Vance St., Forest City, NC 28043	Chemical Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	420.7	420.7	471.8	0.15%
AGR, Inc	(#,^)	2-255555 Kaumualii Hwy, Kalaheo, HI 96741	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2044	778.2	778.2	867.9	0.28%
Brooklyn Breakfast Shop LLC	(#,^)	7707 S IH 35 Frontage Rd #730, Austin, TX 78744	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2029	4.7	4.7	4.3	—%
Canela Media Inc	(#,^)	2715 Palomino Circle, La Jolla, CA 92037	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/29/2029	112.7	112.7	98.9	0.03%
PD Financial LLC	(#,^)	364 Parsippany Rd, Unit 7-B, Parsippany, NJ 07054	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	5/28/2044	48.5	48.5	52.2	0.02%
SV Enterprise LLC dba Haagen-Dazs	(#,^)	1885 Briargate Pkwy, Space D-413, Colorado Springs, CO 80920	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2029	87.9	87.9	73.4	0.02%
MCM Design LLC	(#)	5926 Vinings Vintage Way, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	9.6	9.6	9.3	—%
2820 US HWY 98 N LLC dba Total Package Car Wash	(#)	2820 US Hwy 98 N, Lakeland, FL 33805	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2029	125.0	125.0	127.2	0.04%
Top Notch Roofing, Inc	(#,^)	46 Cherry St., Milton, VT 5468	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/23/2029	116.7	116.7	101.2	0.03%
Clowers Trucking By Faith LLC	(#)	705 E Brookwood PL, Valdosta, GA 31601	Truck Transportation	Term Loan	Prime plus 6.5%	5/23/2029	11.8	11.8	11.5	—%
McGuckin & Pyle Inc	(#,^)	120 Corporate Ln, New Bern, NC 28562	Machinery Manufacturing	Term Loan	Prime plus 2.75%	5/23/2044	305.1	305.1	328.0	0.10%
ES&A, INC., A LAW CORPORATION	(#,^)	1003 Bishop St., Honolulu, HI 96813	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/22/2029	106.8	106.8	90.1	0.03%
Gratitude Training, LLC	(#,^)	1901 N Federal Highway, Ste 212, Pompano Beach, FL 33062	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/22/2029	71.2	71.2	59.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Bloomquist Communications Inc. dba FastSigns 42501	(#,^)	131 East Trinity Place, Decatur, GA 30030	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/22/2029	14.3	14.3	12.2	—%
Anchor Up Fitness and Nutrition, LLC	(#,^)	2464 US-29, Pensacola, FL 32505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/21/2029	19.2	19.2	17.6	0.01%
Covalent Holding LLC	(#,^)	18 West Chestnut St.,Unit 2F, Chicago, IL 60610	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/17/2029	230.6	230.6	214.7	0.07%
Kappa Investments LLC dba Buddy's Home Furnishings	(#,^)	365 Lowe's Drive, Ste H, Danville, VA 24540	Rental and Leasing Services	Term Loan	Prime plus 2.75%	5/17/2029	411.6	411.6	345.1	0.11%
BD Branson Victorian LLC dba Branson Surrey Inn	(#,^)	430 a/k/a 450 South Highway 165, Branson, MO 65616	Accommodation	Term Loan	Prime plus 2.75%	5/17/2029	242.9	242.9	252.8	0.08%
AMP Trucking Inc	(#,^)	1030 Gettysburg Ave, Clovis, CA 93161	Truck Transportation	Term Loan	Prime plus 2.75%	5/16/2029	247.5	247.5	206.4	0.07%
CJNR LLC dba Chenney Bear Cafe, Elma Lodge & Suites, Parkhurst Motel,	(#,^)	208 East Main St., Elma, WA 98541	Accommodation	Term Loan	Prime plus 2.75%	5/16/2029	17.8	17.8	18.5	0.01%
Cut To The Chase 502 LLC	(#,^)	6903 Lakegreen Ct, Louisville, KY 40291	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/16/2029	3.2	3.2	2.9	—%
Zeb, LLC dba Papa John's	(#,^)	10235 W Roosevelt Rd, Westchester, IL 60154	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/16/2029	47.4	47.4	40.2	0.01%
Two Pie Lovers LLC dba Pizza Outpost	(#,^)	302 E. Millitary Hwy U1122, Brackettville, TX 78832	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	43.3	43.3	47.2	0.02%
The Lobster Pot Inc	(#,^)	119 Hope St., Bristol, RI 02809	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	366.1	366.1	401.4	0.13%
Crystal D. Walls dba Crystal's Cleaning Service	(#)	26 Cooper Rd, Byhalia, MS 38611	Administrative and Support Services	Term Loan	Prime plus 6.5%	5/9/2029	9.9	9.9	9.6	—%
Aloha To Go LLC	(#,^)	5903 Seminole Blvd, Seminole, FL 33772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2029	14.7	14.7	12.3	—%
Blue Country Firearms LLC	(#,^)	221 N Main St, Kingsfisher, OK 73750	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/8/2044	20.8	20.8	21.1	0.01%
Folklore Music Exchange LLC	(#,^)	617 Tennessee Ave, Charleston, WV 25302	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/6/2029	4.9	4.9	4.1	—%
NYM Solutions Inc.dba NYM Solutions, Inc	(#)	1250 NW 7th St. Ste 201, Miami, FL 33125	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	12.0	12.0	11.7	—%
Global Enterprises LLC dba Verdi Pizza	(#,^)	3111 S Valley View Blvd, Las Vegas, NV 89102	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/3/2029	19.8	19.8	16.5	0.01%
EPIFAB,LLC	(#,^)	1341 Brooks St. Unit D, Ontario, CA 91762	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/3/2029	20.2	20.2	18.1	0.01%
Art Amore Studios, LLC	(#,^)	6507 Jester Blvd, Ste #107, Austin, TX 78750	Educational Services	Term Loan	Prime plus 2.75%	5/3/2029	5.3	5.3	4.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Mark Garvin dba Tipsy Canyon Winery	(#,^)	150 Upper Joe Creek Rd, Manson, WA 98831	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	5/3/2044	105.2	105.2	119.7	0.04%
Life View Prenatal Imagery, LLC	(#,^)	312 79th Ave North, Myrtle Beach, SC 29572	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/3/2029	5.9	5.9	5.1	—%
Modern Trousseau, LLC	(#,^)	125 Bradley Rd, Woodbridge, CT 06525	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/1/2029	296.6	296.6	288.1	0.09%
Disability Resolution P.A.	(#)	1619 Malon Bay Drive, Orlando, FL 32828	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/30/2029	2.8	2.8	2.8	—%
DeVega Juice Co, - East Cobb, LLC dba Clean Juice Johnson Ferry	(#,^)	1205 Johnson Ferry Rd Ste 124, Marietta, GA 30068	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	60.7	60.7	59.7	0.02%
Midlothian Hardware, Inc dba Grills True Value	(#,^)	475 West 147th St, Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/29/2029	37.7	37.7	39.3	0.01%
Benevolent International Inc	(#,^)	2781 Saturn St. Ste F, Brea, CA 82821	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/26/2029	74.8	74.8	62.3	0.02%
Sona USA, Inc	(#,^)	15280 NW 79th Ct Ste 109, Miami Lakes, FL 33016	Telecommunications	Term Loan	Prime plus 2.75%	4/26/2029	155.6	155.6	139.9	0.04%
Pellegrin Marine Transportation, LLC	(#,^)	117 Country Village Drive, Raceland, LA 70394	Support Activities for Transportation	Term Loan	Prime plus 2.75%	4/26/2029	121.0	121.0	108.2	0.03%
ASM Partners LLC	(#,^)	1619 Roberts Drive SE, Mableton, GA 30126	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/26/2029	230.4	230.4	212.7	0.07%
Jones Roger Sherman Inn, Inc.	(#,^)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/25/2029	137.9	137.9	143.6	0.05%
Alan Russell Moldof CPA dba Al Russell Moldof CPA	(#)	15105 John J Delaney Drive, Ste D 170, Charlotte, NC 28277	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/25/2029	4.8	4.8	4.6	—%
La Dolce Vita LLC.	(#,^)	196 N. Holiday Rd, Miramar Beach, FL 32550	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2044	465.9	465.9	515.5	0.16%
La Dolce Vita, LLC, La Dolce Vita Watersports LLC, LDV Golf Cart & Bil	(#,^)	196 N. Holiday Rd, Miramar Beach, FL 32550	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2029	471.6	471.6	420.8	0.13%
Quality Living Medical Alert, LLC	(#,^)	1882 Capital Circle NE, Ste 104, Tallahassee, FL 32308	Social Assistance	Term Loan	Prime plus 2.75%	4/24/2029	51.9	51.9	47.8	0.02%
ER & DC McPherson Holdings, LLC	(#,^)	6957 W Broward Blvd, Plantation, FL 33317	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/19/2029	45.7	45.7	38.7	0.01%
All My Best Inc.	(#,^)	4320 Anthony Court Stes 1,2,3, Rocklin, CA 95677	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/19/2029	59.0	59.0	51.6	0.02%
Expert Building Services LLC	(#,^)	74 Roosevelt St., Pequannock Township, NJ 07440	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/17/2029	19.2	19.2	16.0	0.01%
Bottles on Broadway, LLC	(#,^)	1083 North Broadway, North Massapequa, NY 11758	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/17/2029	121.4	121.4	103.6	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
2Choice2Friends dba 2 N 1 Salad Bar and Grill	(#)	901 W Braker Lane, Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	11.9	11.9	11.6	—%
Modern Demo & Services LLC	(#,^)	10161 W Park Run Drive, Las Vegas, NV 89145	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2029	117.9	117.9	100.1	0.03%
Rello, Inc. dba ID Salon	(#)	8063 Jericho Turnpike, Woodbury, NY 11797	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	5.7	5.7	5.6	—%
Pranamji Inc dba Ohara's Beverage Spot	(#,^)	2300 Levit Rd, Lorain, OH 44052	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2044	46.7	46.7	48.6	0.02%
Cormac Enterprises, Inc	(#,^)	1205 38th Ave North, Myrtle Beach, SC 29577	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/16/2029	21.2	21.2	18.1	0.01%
Bill Berger LLC	(#,^)	8728 Tireman Ave, Detroit, MI 48204	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/12/2029	8.5	8.5	7.1	—%
CK Heating and Cooling LLC	(#,^)	10017 Pebble Beach Drive, St. Louis, MO 63114	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	19.3	19.3	16.2	0.01%
Southern Gulf Construction, Inc.	(#,^)	367 Pine Island Rd, North Fort Myers, FL 33903	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	104.9	104.9	100.2	0.03%
Gilpin Enterprises, LLC dba Jon Smith Subs	(#,^)	17790 State Rd 54, Lutz, FL 33458	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2029	74.6	74.6	64.5	0.02%
J.T. ONeill Company, LLC	(#,^)	19972 Willowin Farm Lane, Purceville, VA 20132	Real Estate	Term Loan	Prime plus 2.75%	4/12/2029	9.2	9.2	7.7	—%
Samco Food Corp dba C-Town Supermarket	(#,^)	1761 Nostrand Ave, Brooklyn, NY 11226	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/12/2029	94.3	94.3	78.6	0.03%
P. Moss Enterprises, LLC dba Garage Experts-Mid Atlantic	(#,^)	3563 South River Terrace, Edgewater, MD 21037	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	41.5	41.5	36.2	0.01%
Engineered Edibles, LLC	(#,^)	7926 Santa Fe Drive, Overland Park, KS 66204	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2029	8.5	8.5	7.1	—%
Maxiflex LLC	(#,^)	512 Verret St., New Orleans, LA 70114	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/11/2029	59.0	59.0	61.4	0.02%
VRGE Strategies LLC	(#,^)	1155 15th St NW, Washington, DC 20005	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/10/2029	128.2	128.2	106.9	0.03%
Georgetown Milling Co, LLC	(#,^)	9001 Wentworth Springs Rd, Georgetown, CA 95634	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	4/9/2029	12.0	12.0	10.5	—%
FRAJOVI Urban Air, LLC dba Urban Air Trampoline& Adventure Park	(#,^)	1256 Indian Head Rd, Toms River, NJ 08755	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/8/2030	568.1	568.1	573.5	0.18%
Marnon Enterprise LLC	(#,^)	6713 Biscay Hbr, San Antonio, TX 78249	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/5/2029	4.5	4.5	3.8	—%
Bose and Avinder, Inc.and Carmel and Preet Inc	(#,^)	28201 Date Palm Drive, Cathedral City, CA 92234	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2029	54.2	54.2	56.4	0.02%
J Brothers Enterprises, LLC	(#,^)	1101 NW 12TH Ave, Ava, MO 65608	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/29/2044	637.0	637.0	649.7	0.21%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
La Favorita Radio Network	(#,^)	4043 Geer Rd, Hughson, CA 95326	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	3/29/2029	352.0	352.0	306.7	0.10%
EJ & James Transport LLC	(#,^)	3100 Drewsky Lane Unit 108, Fort Mills, SC 29715	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	8.9	8.9	8.1	—%
Ren Investment Group Inc dba True Positon Manufacturing	(#,^)	40 Sandra Drive, South Windsor, CT 06074	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/29/2029	813.1	813.1	692.1	0.22%
Reliable Power Group Inc. dba Batteries + bulbs Pensacola	(#,^)	6895 N. 9th Ave Ste B, Pensacola, FL 32504	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2029	93.7	93.7	78.3	0.03%
Key HR Associates, Inc dba Parents Choice for Kids	(#,^)	3150 West Park Drive, Burnsville, MN 55306	Social Assistance	Term Loan	Prime plus 2.75%	3/29/2044	448.1	448.1	463.9	0.15%
Bright Freight Solution, LLC	(#,^)	1112 N Main St, Manteca, CA 95336	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	1,132.0	1,132.0	1,005.6	0.32%
Hamsons Inc.	(#,^)	4900 Hopyard Rd, Pleasanton, CA 94588	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/29/2029	175.8	175.8	146.3	0.05%
Pizzaplex L3C	(#,^)	4458 West Vernor Hwy, Detroit, MI 48209	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	42.0	42.0	35.9	0.01%
Bhatti LLC dba Auntie Ann's & Bhatti LLC 1	(#,^)	7219 Silver Mist Ave, North Chesterfield, VA 23237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	154.8	154.8	128.8	0.04%
Royalty Freight Inc.	(#,^)	3728 W McKinley Ave, Fresno, CA 93772	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	408.6	408.6	371.3	0.12%
StillBasi Holdings, Inc. dba Buxton Auto Transport	(#,^)	9371 Jackson Rd, Sacramento, CA 95826	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	281.2	281.2	248.8	0.08%
Iredell Oral & Facial Surgery, P.C. dba Johnson Oral Surgery	(#,^)	229 Medical Park Rd, Ste 310, Mooresville, NC 28117	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2044	820.8	820.8	840.6	0.27%
NuBe Business Group LLC	(#,^)	2140 44th St SE, Ste 201, Grand Rapids, MI 49508	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2044	40.5	40.5	46.1	0.01%
Raven's Place LLC	(#,^)	13031 S Western Ave, Blue Island, IL 60406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2044	679.0	679.0	712.7	0.23%
Felipe Antonio Del Valle M.D. P.A.	(#,^)	7190 SW 87th Ave Ste 203, Miami, FL 33173	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2029	14.1	14.1	11.7	—%
Outtasight Careers, LLC dba Gecko Hospitality	(#,^)	109 W Fern St., Tampa, FL 33604	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2029	48.7	48.7	40.6	0.01%
Bayco Enterprises, Inc	(#,^)	128 Cowesett Ave, West Warwick, RI 2893	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2044	196.3	196.3	223.4	0.07%
Stillwater Ventures, LLC	(#,^)	8272 W. Sunset Blvd, Los Angeles, CA 90048	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2029	390.1	390.1	361.8	0.12%
Turtle Shirts, LLC	(#,^)	10241 Metro Pkwy# 108, Ft Myers, FL 33966	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/29/2029	50.5	50.5	43.1	0.01%
Knoxville Room Service	(#,^)	10670 Parkside Drive, Knoxville, TN 37922	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/29/2029	6.3	6.3	5.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Complete Care IT LLC	(#,^)	4801 South University Drive Ste 125, Davie, FL 33328	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2029	49.2	49.2	41.0	0.01%
Peak Performance Associates LLC dba Nova Hypnosis and Wellnes	(#,^)	1485 Chain Bridge Rd, Ste 304 & 305, McLean, VA 22101	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2029	56.2	56.2	46.8	0.01%
J.C. Pallet Company, Inc.	(#,^)	18427 New Kent Hwy, Barhamsville, VA 23011	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2029	421.9	421.9	397.8	0.13%
Cleland Pharmacy LLC	(#,^)	202 S First St., Wakeeney, KS 67672	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	3/28/2029	21.1	21.1	21.9	0.01%
Skaggs RV Outlet ,LLC	(#,^)	301 Commerce Drive, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/28/2029	235.9	235.9	245.0	0.08%
Four Seasons Laser Center Inc.	(#,^)	4720 NW 2nd Ave Unit D104 and Unit D-105, Boca Raton, FL 33498	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/28/2029	14.1	14.1	13.4	—%
RG Productions LLC	(#,^)	2414 W Battlefield Ste H, Springfield, MO 65807	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/28/2029	146.0	146.0	132.2	0.04%
Planet X Tobacco & Gift, LLC	(#,^)	900 West Northern Lights Blvd, Anchorage, AK 99503	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/28/2044	282.2	282.2	309.5	0.10%
Children First Home Health Care, Inc. dba Health Calls	(#,^)	1220 Broadcasting Rd, Ste 202, Wyomissing, PA 19610	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/28/2029	131.7	131.7	109.6	0.04%
GS Bath Inc	(#,^)	5335 E. Kaviland Ave, Fresno, CA 93725	Truck Transportation	Term Loan	Prime plus 2.75%	3/28/2029	293.0	293.0	264.4	0.08%
Custom Vinyl Products LLC	(#,^)	260 Enterprise Drive, Newport News, VA 23603	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2044	1,000.0	1,000.0	1,062.5	0.34%
Cocomo Joe's LLC	(#,^)	3949 New Rd, Youngstown, OH 44515	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2029	3.2	3.2	3.0	—%
PA Sobol Partners LLC dba Sobal	(#,^)	206 Rohrerstown Rd, Lancaster, PA 17603	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2029	48.0	48.0	41.7	0.01%
Cinco Fit LLC dba Cinco Fit	(#,^)	23010 Highland Knolls Blvd, Ste G, Katy, TX 77494	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2029	154.7	154.7	128.7	0.04%
Ocean Trans LLC and Dehal Trucking LLC	(#,^)	1415 W Anderson St., Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	3/27/2029	70.3	70.3	73.0	0.02%
DC AG, LLC dba Big B Sales	(#,^)	674 LA- 8, Sicily Island, LA 71368	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/27/2044	580.6	580.6	604.0	0.19%
Danielle Vance LPC, LLC dba Danielle Vance MA, LPC	(#,^)	2543 Eliot St., Denver, CO 80211	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/27/2029	5.3	5.3	4.4	—%
Heritage Hills Athletics 1, LLC and Heritage Hills Athletics 1, LLC	(#,^)	2880 Carol Rd, East York, PA 17402	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/26/2044	1,234.5	1,234.5	1,308.8	0.42%
District 5 Boutique LLC	(#,^)	317 N Farview Ave, Paramus, NJ 07652	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/26/2029	117.2	117.2	97.5	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
J & C May Properties, LLC	(#,^)	315 Sylamore Ave, Mountain View, AR 72560	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/22/2044	1,119.7	1,119.7	1,097.0	0.35%
Virginia Industrial Plastics, Inc.	(#,^)	2454 N East Side Highway,, Elkton, VA 22827	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2044	292.8	292.8	332.9	0.11%
Skyways, LTD	(#,^)	350 15th St. NW, Huron, SD 57350	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/22/2029	773.7	773.7	650.9	0.21%
Gary Krause dba Gary Krause Landscaping & Design	(#,^)	489 Hamilton Rd, Jacksonville, OR 97530	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/22/2029	5.6	5.6	5.1	—%
Virginia Industrial Plastics, Inc.	(#,^)	2454 North East Side Highway, Elkton, VA 22827	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2029	253.8	253.8	263.7	0.08%
The Karate Dojo LLC	(#,^)	21 S Hope Chapel Rd, Jackson, NJ 08527	Educational Services	Term Loan	Prime plus 2.75%	3/21/2029	4.2	4.2	3.5	—%
Pitman Holding LLC	(#,^)	1116 E Main St, Richmond, VA 23219	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/21/2029	7.0	7.0	6.2	—%
American Trails Transport, LLC	(#,^)	8704 Grand Ave, Billings, MT 59106	Truck Transportation	Term Loan	Prime plus 2.75%	3/21/2029	52.2	52.2	46.7	0.01%
Dependable Lawn Care, Inc.	(#,^)	2320 138TH ST, Blue Island, IL 60406	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2029	490.9	490.9	438.2	0.14%
Dependable Lawn Care, Inc.	(#,^)	2320 138th St., Blue Island, IL 60406	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2044	188.4	188.4	210.3	0.07%
Mega Trucking LLC and Olyimpian Industries LLC	(#,^)	5979 NW 151st St, Miami Lakes, FL 33014	Truck Transportation	Term Loan	Prime plus 2.75%	3/20/2029	375.5	375.5	346.1	0.11%
Michigan Neurosurgical Institute P.C.	(#,^)	9400 South Saginaw St., Unit 1, Grand Blanc, MI 48439	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2029	169.9	169.9	142.2	0.05%
Michigan Neurosurgical Institute, P.C.,,Optical Spine,LLC, MNI Great L	(#,^)	9400 South Saginaw St., Unit 1, Grand Blanc, MI 48439	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2044	350.6	350.6	361.9	0.12%
Sound Manufacturing Inc	(#,^)	1 Williams Lane, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/20/2029	46.8	46.8	39.0	0.01%
Marvellous Print & Ship LLC	(#,^)	605 W Main St, Oxford, KS 67119	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/19/2029	3.2	3.2	2.6	—%
Frontline Selling LLC	(#,^)	6505 Shiloh Rd,Units 300,310 and 320, Alpharetta, GA 30005	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/19/2029	293.0	293.0	304.3	0.10%
Game Station, Inc.	(#,^)	2917 1st Ave SE, Cedar Rapids, IA 52402	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/19/2029	246.1	246.1	220.0	0.07%
Panetcarne Inc.dba Jersey Mike's Subs Greenfield	(#,^)	23077 Greenfield Rd, Southfield, MI 48075	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	88.6	88.6	75.8	0.02%
Vanchoc Transport Inc	(#,^)	137 3rd St, Brooklyn, NY 11231	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/15/2029	82.6	82.6	68.8	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
B & W Towing LLC	(#,^)	701 Addison Rd, Painted Post, NY 14870	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/15/2029	53.9	53.9	55.6	0.02%
Stepping Stones Children's Academy LLC	(#,^)	1655 E Warm Springs Rd, Las Vegas, NV 89119	Social Assistance	Term Loan	Prime plus 2.75%	3/15/2044	370.4	370.4	396.8	0.13%
Screening Services Group, LLC	(#,^)	8670 Wilshire Blvd, Beverly Hills, CA 90211	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/14/2029	263.9	263.9	227.4	0.07%
Space Express, LLC	(#,^)	2775 Burris Rd, Davie, FL 33314	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2029	141.1	141.1	121.1	0.04%
Mill Creek Early Childhood Program LLC	(#,^)	510 South Batavia Ave, Batavia, IL 60510	Social Assistance	Term Loan	Prime plus 2.75%	8/11/2029	59.6	59.6	49.8	0.02%
Precise Air Systems, Inc	(#,^)	5467 W San Fernando Rd, Los Angeles, CA 90039	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/8/2029	245.1	245.1	207.4	0.07%
Alpine Remediation, Inc, T & M Holdings, LLC	(#,^)	14252 W 44th Ave Unit F, Golden, CO 80403	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2029	82.1	82.1	74.9	0.02%
Kalloren Provel LLC	(#,^)	6919 Oak Ridge Commerce Way, Austell, GA 30168	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/8/2044	280.2	280.2	300.1	0.10%
D & S Village Hardware LLC dba Cedar Mountain Country Store & Samantha	(#,^)	76 Ranch Rd a/k/a 3695 Movie Ranch Rd, Duck Creek, UT 84762	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/8/2044	199.8	199.8	218.6	0.07%
Wildflour Bakery & Cafe LLC	(#,^)	5137 Clareton Dr Ste 100,110 & 120, Agoura Hills, CA 91301	Food Manufacturing	Term Loan	Prime plus 2.75%	3/8/2029	82.0	82.0	68.3	0.02%
SG Welch Inc dba Sparks Auto Service	(#,^)	19138 Molalla Ave, Oregon City, OR 97045	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/8/2029	58.6	58.6	50.0	0.02%
Seeds of Knowledge Creative Learning Center LLC	(#,^)	15101 West McNichols Rd, Detroit, MI 48235	Social Assistance	Term Loan	Prime plus 2.75%	3/7/2044	22.2	22.2	24.3	0.01%
Doble Rentals, L.L.C , Doble Rentals 2, LLC, Doble Rentals 3, LLC	(#,^)	487 Elizabeth Lake Rd, Waterford, MI 48328	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/4/2029	147.7	147.7	122.9	0.04%
Midwest Expediated Carrier Corporation	(#,^)	2200 N Stonington Ave #120, Hoffman Estates, IL 60169	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/1/2029	14.1	14.1	11.7	—%
Monkey Bones LLC	(#,^)	3361 Dayton Xenia Rd, Beavercreek, OH 45432	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2044	19.2	19.2	21.9	0.01%
Wooter Apparel, Inc	(#,^)	727 Page Ave., Staten Island, NY 10307	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/28/2029	46.6	46.6	39.7	0.01%
NY Scoops LLC dba Cool Suppliers and Breakneck Road LLC	(#,^)	20 Silver Fox Lane, Sussex, NJ 07461	Food Manufacturing	Term Loan	Prime plus 2.75%	2/28/2029	47.9	47.9	45.3	0.01%
KSW Agency Inc.	(#,^)	330Milltown Rd, Ste 22E, East Brunswick, NJ 08816	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	2/28/2029	14.1	14.1	14.6	—%
Woodard Electric Services, Inc.	(#,^)	1600 Carter Cove Rd, Hayesville, NC 28904	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2029	20.1	20.1	17.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Shah Medical Center SC & Heeena Shyamani	(#,^)	484 Summit St, Elgin, IL 60120	Hospitals	Term Loan	Prime plus 2.75%	2/28/2044	250.3	250.3	245.9	0.08%
Legacy Roof Contractors LLC	(#,^)	32091 Broken Branch Circle, Spanish Fort, AL 36527	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2044	296.7	296.7	306.1	0.10%
Matrix Z LLC	(#)	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	11.8	11.8	11.4	—%
Merdad Dentistry PLLC dba Easy Dental Care	(#,^)	7522 Old Linton Hall Rd, Gainesville, VA 20155	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/26/2029	14.7	14.7	12.2	—%
Harbor Management Company Inc dba Jamba Juice	(#,^)	5501 Josh Birmingham Pkwy Concourse A, Charlotte, NC 28208	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2029	139.8	139.8	118.1	0.04%
EasyBooks, Inc.	(#,^)	949 Turquoise St., San Diego, CA 92109	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/22/2029	5.6	5.6	4.7	—%
Mia Restoration Inc dba PuroClean and Puroclean of Morristown NJ	(#,^)	3633 B Hill Rd, Parsippany, NJ 07054	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/21/2029	38.4	38.4	33.2	0.01%
Gomez Advanced Wellness Center, Inc.	(#,^)	1521 Lyon Court a/k/a 2418 Central Ave, Charlotte, NC 28205	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/21/2044	148.0	148.0	157.4	0.05%
Citiline Cafe At Jacobs Plaza, LLC dba Citiline Cafe	(#,^)	12140 Wickchester Ln STE 130, Houston, TX 77079	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	45.3	45.3	37.7	0.01%
Bowl 360 Inc.	(#,^)	98-18 Rockaway Blvd, Ozone Park, NY 11417	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	151.5	151.5	138.3	0.04%
Bowl 360 Inc.	(#,^)	98-18 Rockaway Blvd, Far Rockaway, NY 11417	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	130.0	130.0	108.8	0.03%
Rob Barletta's Hockey School, Inc	(#,^)	2130 Providence Highway, Walpole, MA 02081	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	2/19/2029	101.4	101.4	105.3	0.03%
Outler Transportation Services,LLC	(#,^)	3775 Carriage Downs CT SW, Snellville, GA 30039	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/19/2029	41.9	41.9	35.7	0.01%
M & M Burgers Inc dba Checkers	(#,^)	530 Willis Ave, Bronx, NY 10455	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	107.4	107.4	91.9	0.03%
Integris Roofing, Inc	(#,^)	1174 Yellostone Drive, Lake Arrowhead, CA 92532	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/15/2029	21.0	21.0	17.4	0.01%
Tony Herring & Associates, Inc	(#,^)	211 West Camellia Drive, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/14/2029	14.0	14.0	14.5	—%
Gateway Veterinary Services, P.C. dba Liberty Animal Clinic	(#,^)	9212 Liberty Ave, Ozone Park, NY 11417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/14/2044	136.5	136.5	155.2	0.05%
Par-Man, Inc. dba Rockstar Tattoo	(#,^)	450 Fremont St #109 and 113, Las Vegas, NV 89101	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	2/14/2029	58.3	58.3	49.2	0.02%
KHSE Parks, Inc.	(#,^)	600 West Charles St., Matthews, NC 28105	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/14/2029	77.0	77.0	64.1	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Precedence Enterprises LLC dba Spartan Junk Removal	(#,^)	8101 Sandy Spring Rd Ste 250N, Laurel, MD 20707	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/8/2029	15.3	15.3	13.6	—%
Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 78249	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/8/2029	3.5	3.5	3.3	—%
EJGR Corp dba Brite Energy Solutions	(#,^)	87 Main St. Upper Level, Hastings-on-Hudson, NY 10706	Utilities	Term Loan	Prime plus 2.75%	2/8/2029	58.2	58.2	48.7	0.02%
Shepherd Fitness, LLC dba Workout Anytime Ooltewah	(#,^)	9408 Apison Pike, Ste 11, Ooltewah, TN 37363	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/8/2029	157.2	157.2	140.5	0.04%
Creative Counseling Nashville PLLC	(#,^)	4119 Gallatin Pike, Nashville, TN 37216	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/7/2029	2.1	2.1	1.7	—%
RIHAHN INC dba RDBL, INC.	(#,^)	1397 McGuire Rd, Lamar, AR 72846	Forestry and Logging	Term Loan	Prime plus 2.75%	2/5/2029	6.4	6.4	6.6	—%
Hernando Beach Motel Inc.,The Purple Cow House of Pancake Inc	(#,^)	4291 Shoal Line Blvd, Hernando Beach, FL 34607	Accommodation	Term Loan	Prime plus 2.75%	2/1/2029	14.0	14.0	14.5	—%
Jesus and Son's Landscape Contractors, LLC	(#,^)	4371 Durham Court, Denver, CO 80239	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2029	53.6	53.6	46.3	0.01%
Employer Resource Services LLC dba Data Pool	(#,^)	500 Research Rd, Richmond, VA 23236	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2029	35.0	35.0	29.1	0.01%
MYC Motors Inc	(#,^)	3808 Vegas Drive, Las Vegas, NV 89108	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/30/2044	74.0	74.0	84.1	0.03%
FNF LLC dba WineStyles	(#,^)	11109 Old Seward Highway, Anchorage, AK 99515	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/22/2029	229.3	229.3	191.0	0.06%
IGWT Coffee, LLC dba PJ's Coffee of New Orleans	(#,^)	414 Union St, Nashville, TN 37219	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2029	76.4	76.4	63.6	0.02%
MMC Investors, LLC dba Clean Juice	(#,^)	2879 W 95th St. Ste 195, Naperville, IL 60564	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2029	82.2	82.2	70.2	0.02%
Hilco Athletics & Graphics Inc	(#,^)	55 Green Hill St., West Warwick, RI 2816	Apparel Manufacturing	Term Loan	Prime plus 2.75%	1/16/2044	67.9	67.9	77.2	0.02%
CMLCLEARWATERBEACH.LLC dba Cousins Maine Lobster	(#,^)	309 Coronado Drive, Clearwater Beach, FL 33767	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/11/2029	83.2	83.2	70.5	0.02%
HSR Tacos LLC dba California Tortilla	(#,^)	11694 Sudley Manor Drive, Manassas, VA 20109	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	50.6	50.6	42.1	0.01%
Fluid Connections LLC dba BurgerIM	(#,^)	174 El Cerrito Plaza, El Cerrito, CA 94530	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	57.9	57.9	52.2	0.02%
Rashed and Shabila LLC	(#,^)	14865 Highway 92, Woodstock, GA 30188	Gasoline Stations	Term Loan	Prime plus 2.75%	1/4/2029	20.8	20.8	18.9	0.01%
Romain Tower Inc. David Romaine, Sugar Land Crane and Rigging, LLC	(#,^)	215 S Persimmon St,, Tomball, TX 77375	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/31/2028	221.9	221.9	184.7	0.06%
The Chop House Inc.	(#,^)	191 Old Tower Hill Rd., South Kingstown, RI 2879	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2043	549.9	549.9	574.2	0.18%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
American Rewinding of NC Inc dba MTS	(#,^)	1825 N Rocky River Rd, Monroe, NC 28110	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2028	397.4	397.4	354.0	0.11%
Capitol Fitness Inc. dba Anytime Fitness Shelby	(#,^)	49045 Van Dyke Ave, Shelby Charter Township, MI 48317	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/28/2028	16.7	16.7	14.8	—%
Omega Funeral and Cremation Services,LLC	(#,^)	9503 Kenwood Rd, Cincinnati, OH 45242	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	337.0	337.0	354.1	0.11%
Galt Insurance Group of Bonita Springs, LLC & Bonita Safety Institut	(#,^)	10911 Bonita Beach Rd SE Unit 104 A & 104B, Bonita Springs, FL 34135	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/28/2043	18.5	18.5	21.0	0.01%
Superior Concepts Acquisition Corp	(#,^)	1710 Tiles Court, Grand Haven, MI 49417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2043	502.4	502.4	508.2	0.16%
Superior Concepts Acquisition Corp	(#,^)	1710 Tiles Ct, Grand Haven, MI 49417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2028	110.4	110.4	98.0	0.03%
Nix and Nix Funeral Home North Inc,	(#,^)	1621 W. Dauphin St., Philadelphia, PA 8065	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	565.6	565.6	623.5	0.20%
Fave Realty Inc.	(#,^)	74 Larkfield Rd, East Northport, NY 11731	Real Estate	Term Loan	Prime plus 2.75%	12/27/2043	121.8	121.8	138.4	0.04%
East Breeze LLC dba Historic Springdale Pub and Eatery	(#,^)	32302 East Historic Columbia River Hwy, Corbett, OR 97019	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2043	126.4	126.4	137.3	0.04%
Medworxs Inc.	(#,^)	6857 Timbers Drive, Evergreen, CO 80439	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2028	9.7	9.7	8.0	—%
Children First Home Health Care Inc	(#,^)	1220 Broadcasting Rd Ste 202, Wyomissing, PA 19610	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2028	282.4	282.4	261.1	0.08%
Green Valley Landscape Management Inc. dba Apopka Mower and Equipment	(#,^)	2975 W Orange Blossom Trail, Apopka, FL 32712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2043	458.1	458.1	474.5	0.15%
Reservations Unlimited LLC	(#)	312 W Main St., Red River, NM 87558	Real Estate	Term Loan	Prime plus 2.75%	12/26/2043	140.2	140.2	152.6	0.05%
Timios Enterprises Corp dba Palm Court	(#,^)	1912 N Arlington Heights Rd., Arlington Heights, IL 60004	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2043	697.6	697.6	744.1	0.24%
BD Branson Victorian LLC dba Branson Victorian Inn	(#,^)	450 South Highway 165, Branson, MO 65616	Accommodation	Term Loan	Prime plus 2.75%	12/24/2043	490.0	490.0	535.3	0.17%
RM Hawkins LLC	(#,^)	5141 Topaz Drive, Colorado Springs, CO 80918	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/24/2028	276.2	276.2	248.7	0.08%
Cammarata Associates LLC	(#,^)	5 Greentree Center, Marlton, NJ 08053	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	12/21/2028	69.0	69.0	57.3	0.02%
Precision Bytes LLC dba Tower Connect	(#,^)	607 West Magnolia Ave, Fort Worth, TX 76104	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	119.5	119.5	99.2	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Accel Compression Inc.,Accel Workover Services Inc dba Mica Tool & Tur	(#,^)	4500 S Country Rd, Odessa, TX 79768	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/21/2044	168.4	168.4	191.7	0.06%
Baseline Health, LLC & Baseline Health Management, LLC	(#,^)	1101 Stewart Ave Ste 104, Garden City, NY 11530	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	109.4	109.4	93.4	0.03%
C&D Trucking & Equipment Service, Inc.	(#,^)	4015 Jennings Rd, Cleveland, OH 44109	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2043	115.6	115.6	131.2	0.04%
Kyle M Walker DDS, PC	(#,^)	1402 W Park Ave, Orange, TX 77630	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	103.6	103.6	86.1	0.03%
The Law Office of Jared E. Shapiro, P.A	(#,^)	7777 Glades Rd, Ste 100, Boca Raton, FL 33434	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	10.4	10.4	8.6	—%
Royalty Freight Inc	(#,^)	3728 W McKinley Ave, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	90.0	90.0	74.7	0.02%
Burgess and Dudley, Incorporated	(#,^)	24462 NW 9th Place, Newberry, FL 32669	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/21/2028	219.8	219.8	193.8	0.06%
Diamond Estates LLC	(#,^)	110 Court St Ste 1, Cromwell, CT 06416	Construction of Buildings	Term Loan	Prime plus 2.75%	12/21/2028	69.1	69.1	57.4	0.02%
Fifth Wheel Truck Stop 001, Inc.	(#,^)	3767 South Golden State Blvd, Fresno, CA 93725	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2028	99.5	99.5	82.6	0.03%
Sesolinc GRP, Inc.	(#,^)	806 Randy Lowery Rd, Statesboro, GA 30461	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	345.4	345.4	316.0	0.10%
ETS Tree Service Inc and Eastern Tree Service, Inc	(#,^)	4813 Pinson Valley Pkwy, Birmingham, AL 35215	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2028	211.9	211.9	191.6	0.06%
D.A.F.S Transport, LLC	(#,^)	207 S. Teresa St., Monahans, TX 79756	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	595.2	595.2	584.5	0.19%
LP Industries, Inc and Playground Packages, LLC	(#,^)	2040 Norwood, Lenoir, NC 28645	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	88.2	88.2	73.6	0.02%
Alaska Motor Home Inc	(#,^)	6633 Brayton Drive, Anchorage, AK 99507	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	276.3	276.3	253.1	0.08%
Local Liberty Inc dba The Wardsboro Country Store	(#,^)	23 Main St., Wardsboro, VT 5355	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/20/2043	153.1	153.1	166.3	0.05%
Yellow Fin Marine Services LLC, K Marine XI, LLC K Marine VIII, LLC	(#,^)	2043 Coteau Rd, Houma, LA 70364	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	510.7	510.7	503.9	0.16%
Graff Excavating, Inc	(#,^)	803 E State St., Toledo, IA 52342	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2028	180.1	180.1	152.7	0.05%
Healthy and Fresco LLC	(#,^)	1671 Belle Isle Ave Ste 110- Office C, Mount Pleasant, SC 29464	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	42.3	42.3	36.9	0.01%
CK Green Partners, LLC dba Reis and Irvy"s Columbus	(#,^)	5010 Augusta Drive, Westerville, OH 43082	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/20/2029	174.9	174.9	161.8	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Hotel Compete, LLC	(#,^)	223 W Jackson Blvd, Chicago, IL 60606	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	57.5	57.5	47.8	0.02%
Roots N Shoots, LLC & Yardplus LLC	(#,^)	86 Boston Rd, Chelmsford, MA 01824	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2028	49.8	49.8	42.7	0.01%
Flashii App, Inc.	(#,^)	75 E Santa Clara St, San Jose, CA 95113	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	57.6	57.6	59.0	0.02%
Marlin Lighting LLC	(#,^)	7207 B Lockport Pl, Lorton, VA 22079	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	95.6	95.6	79.4	0.03%
The Cromer Company	(#,^)	9800 NW 78th Ave, Hialeah Gardens, FL 33016	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/19/2028	460.6	460.6	384.3	0.12%
Sheldon T Banks and Sheldon T Banks LLC dba Serenity Funeral chapel ll	(#)	G-2340 West Carpenter Rd, Flint, MI 48505	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2044	415.6	415.6	451.5	0.14%
JejoJesi Corp dba Dukunoo Jamaican Kitchen, Dunkunoo	(#,^)	316 NW 24th St., Miami, FL 33180	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2029	69.0	69.0	62.5	0.02%
Accent Comfort Services, LLC	(#,^)	5035 W. W.T. Harris Blvd Ste C, Mecklenburg, NC 28269	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	63.4	63.4	53.2	0.02%
Stony Creek Wellness Group, LLC	(#,^)	264 Church St, Guilford, CT 06437	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/14/2043	97.4	97.4	106.0	0.03%
Cordoba Foods LLC, Multi Logistics Network Inc, Karina Mena	(#,^)	4477 E 11th Ave, Hialeah, FL 33013	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2028	292.5	292.5	258.6	0.08%
YBL Restaurant Group LLC dba Tropisueno	(#,^)	75 Yerba Buena Lane, San Francisco, CA 94103	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/14/2029	352.2	352.2	296.5	0.09%
Healthy Human, LLC	(#,^)	1007 Johnnie Dodds Blvd, Ste 123, Mount Pleasant, SC 29464	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2028	115.1	115.1	95.5	0.03%
Sound Contracting LLC	(#,^)	148 Holmgren Place, Girdwood, AK 99587	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2043	194.5	194.5	204.5	0.07%
Sound Contracting LLC	(#,^)	148 Holmgren Place, Girdwood, AK 99587	Construction of Buildings	Term Loan	Prime plus 2.75%	12/14/2028	38.5	38.5	35.0	0.01%
Alpha Omega Trucking LLC	(#,^)	14432-14452 Stateline Rd, Brookings, OR 97415	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2028	64.6	64.6	66.9	0.02%
Alpha Landscape Contractors, Inc	(#,^)	2823 Fllintstone Rd, Millers, MD 21102	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/14/2029	307.3	307.3	273.9	0.09%
Ventures TBD LLC dba The Bottle Tree	(#,^)	102 Davis St., Belmont, NC 28012	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2043	97.4	97.4	101.2	0.03%
Peanut Butter & Co., Inc.	(#,^)	119 West 57th St., Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/14/2028	230.3	230.3	191.2	0.06%
Mediterranean Tastes Inc dba Mediterranean Tastes Since 1974	(#,^)	196-15 Northern Blvd, Flushing, NY 11318	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/14/2028	14.5	14.5	12.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
L&M Services, LLC	(#,^)	560 Main St., Milford, UT 84751	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2043	197.2	197.2	209.7	0.07%
Fitness Orlando LLC & Fitness Orlando Oviedo, LLC	(#,^)	160 Tuskawilla Rd Ste 1214, Winter Springs, FL 32708	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/14/2028	253.6	253.6	223.2	0.07%
Aero Consulting and Engineering Inc	(#,^)	7941 NW 3rd St., Plantation, FL 33324	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2028	13.8	13.8	11.5	—%
Tapia Auto Care, LLC dba Shoreline Quick Lube and Car Wash	(#,^)	2 Center Rd,, Old Saybrook, CT 06475	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/13/2043	963.5	963.5	993.5	0.32%
D for Dream LLC dba Blo Blow Dry Bar Inc	(#,^)	460 East 3rd Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/13/2029	69.6	69.6	58.1	0.02%
Plan B Burger LLC	(#,^)	484 Farmington Ave, Hartford, CT 06105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/13/2029	967.6	967.6	857.3	0.27%
OC Helicopters LLC	(#,^)	19711 Campus Drive Ste 260, Santa Ana, CA 92707	Air Transportation	Term Loan	Prime plus 2.75%	12/13/2028	82.6	82.6	85.7	0.03%
Burton Realty Co., Inc dba Anchor Realty, Northeast	(#,^)	2200 Michener St, Ste 12, Philadelphia, PA 19115	Real Estate	Term Loan	Prime plus 2.75%	12/13/2028	279.1	279.1	231.7	0.07%
The Miller Center for Esthetic Excellence,	(#,^)	22 Old Short Hills Rd,, Livingston, NJ 07039	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2043	382.7	382.7	375.4	0.12%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	575 Panama Lane, Bakersfield, CA 93307	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/12/2043	118.3	118.3	123.0	0.04%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd, Ste 111, Joliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/12/2029	9.4	9.4	7.9	—%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	575 Panama Lane, Bakerfield, CA 93307	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/12/2029	55.3	55.3	46.0	0.01%
Ashwood Food Services, Incorporated dba Jake Rooney's	(#,^)	119 Brooks Rd, Harwich Port, MA 02646	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	62.2	62.2	55.3	0.02%
Airstrike Firefighters LLC	(#,^)	18115 62nd Ave NE, Kenmore, WA 98028	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	12/12/2028	1,151.4	1,151.4	1,068.8	0.34%
Ashwood Food Services Inc. dba Jake Rooney's	(#,^)	119 Brooks Rd, Harwich Port, MA 02646	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/12/2043	212.0	212.0	233.7	0.07%
Behind The Scenes Chicago, LLC dba Paramount Events	(#,^)	1750 W Lake St, Chicago, IL 60612	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	236.1	236.1	227.7	0.07%
Duck's Nuts Inc dba Pet Place Market	(#,^)	212 Bendigo Blvd N, North Bend, WA 98045	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/11/2029	39.9	39.9	36.3	0.01%
Hilltop Wine Shop, Inc dba Hiltop Wine Shop	(#,^)	7505 Highland Rd, White Lake, MI 48383	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2043	126.2	126.2	134.0	0.04%
TFE Resources ,LTD	(#,^)	11 Easter Court Ste G, Owings Mills, MD 21117	Utilities	Term Loan	Prime plus 2.75%	1/11/2029	550.6	550.6	478.2	0.15%
Googlyoogly, LLC dba Bi-Rite Supermarket	(#,^)	10867 W Jefferson Ave, River Rouge, MI 46218	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/11/2043	200.1	200.1	208.2	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Oregon Medical Training Private Career School Inc.	(#,^)	1126 Gateway Loop, Ste 108, Springfield, OR 97702	Educational Services	Term Loan	Prime plus 2.75%	1/11/2029	36.9	36.9	30.7	0.01%
EMES Supply, LLC	(#,^)	35622 Vine St., EastLake, OH 44095	General Merchandise Stores	Term Loan	Prime plus 2.75%	1/11/2029	115.4	115.4	99.0	0.03%
B&B Bodega of Delray LLC	(#,^)	190 NE 2nd Ave, Delray Beach, FL 33444	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/11/2029	14.2	14.2	11.9	—%
White Wilson & Associates LLC	(#,^)	16238 Louis Ave., South Holland, IL 60473	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/11/2043	41.9	41.9	43.5	0.01%
Team Henry, LLC dba Kelly Automotive of Deltona	(#,^)	1290 Doyle Rd, Deltona, FL 32725	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2043	385.7	385.7	399.2	0.13%
ZLM Services LLC	(#,^)	51343 Oro Rd, Shelby Township, MI 33444	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/10/2029	36.9	36.9	30.7	0.01%
Shining Star Kids, Inc. dba Brain Balance	(#,^)	17323 Ventura Blvd, Encino, CA 91316	Educational Services	Term Loan	Prime plus 2.75%	1/7/2029	80.9	80.9	67.9	0.02%
Food Service Industry Consultants Inc.	(#,^)	1465 Kelly Johnson Blvd, Colorado Springs, CO 80920	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/7/2029	65.9	65.9	55.1	0.02%
CET Inc	(#,^)	4709 N El Capitan Ave. Ste 205, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	1/6/2029	1,132.3	1,132.3	993.8	0.32%
Metro R Services Inc. and Metal & Roof Supplies Inc.	(#,^)	20 Universal Place, Carlstadt, NJ 07072	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/6/2029	191.2	191.2	198.6	0.06%
Consulting Solutions, Inc and Mark Luciani	(#,^)	3000 N Federal Highway, Ste 1, Fort Lauderdale, FL 33306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/5/2029	53.1	53.1	44.2	0.01%
Little West LLC, 340 Group LLC, Retail West LLc, Andrew W Walker, Cass	(#,^)	342 South La Brea Ave, Los Angeles, CA 90036	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2029	80.7	80.7	68.3	0.02%
Unique Home Solutions Inc. and Unique Home Solutions of Ohio	(#,^)	5550 Progress Rd, Indianapolis, IN 46241	Construction of Buildings	Term Loan	Prime plus 2.75%	1/5/2029	230.4	230.4	239.3	0.08%
Levine Daycare Inc dba Kids R Kids	(#,^)	415 Woodbury Rd, Orlando, FL 32828	Social Assistance	Term Loan	Prime plus 2.75%	1/5/2029	248.8	248.8	223.2	0.07%
Access Staffing, LLC	(#,^)	360 Lexington Ave 8th Floor, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/4/2029	179.0	179.0	148.9	0.05%
Jay Carlton's, LLC dba Jay Birds Rotisserie & Grill	(#,^)	24480 W 10 Mile RD, Southfield, MI 48033	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/4/2029	37.0	37.0	33.8	0.01%
The Altitude Group LLC	(#,^)	949 A Clint Moore Rd, Boca Raton, FL 33487	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/4/2029	126.5	126.5	106.1	0.03%
Swantown Inn and Spa, LLC	(#,^)	1431 11th Ave SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus 2.75%	1/3/2029	12.4	12.4	12.9	—%
York Concrete Corp	(#,^)	1 Plumb CT., Huntington Station, NY 11746	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2043	197.2	197.2	220.9	0.07%
Hernando Beach Motel LLC,The Purple Cow House o APancake AInc.	(#,^)	4291 Shoal Line Blvd, Hernando Beach, FL 34607	Accommodation	Term Loan	Prime plus 2.75%	11/30/2043	221.6	221.6	251.6	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Cabrera's Auto Services LLC	(#,^)	2206 N Central Ave, Chicago, IL 60639	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2043	79.9	79.9	86.0	0.03%
Water Station Holdings LLC	(#,^)	1104 N Keystone Ave, Indianapolis, IN 46201	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/30/2028	634.7	634.7	589.7	0.19%
Tammy's Place LLC	(#,^)	235 North Mosby Ave, Littleton, NC 27850	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2044	436.0	436.0	490.4	0.16%
Microplex Co, Third Market LLC	(#,^)	244 Spokane Ave, Whitefish, MT 59937	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/30/2028	151.1	151.1	125.7	0.04%
Luxury Furniture, Inc.dba Venicasa & Luxe Home Interiors	(#,^)	13762 W State Rd 84, Davie, FL 33325	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2028	114.5	114.5	112.0	0.04%
Albert M Quashie, DDS, PC	(#,^)	3331 Toledo Terrace Ste 308, Hyattsville, MD 20782	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/29/2028	80.2	80.2	74.7	0.02%
JJB Production LLC	(#,^)	458 N 7th St., Newark, NJ 07107	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/29/2028	6.7	6.7	5.7	—%
Albert M. Quashie, DDS, PC	(#,^)	3331 Toledo Terrace Ste 308, Hyattsville, MD 20782	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/29/2043	64.1	64.1	67.3	0.02%
Sky Wonder Pyrotechnics, LLC dba Sky Wonder Fire and Safety Gear Up Te	(#,^)	3626 CR 203, Liverpool, TX 77577	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/28/2043	428.3	428.3	486.3	0.16%
Extreme Granite Corp	(#,^)	251 NW 1st St., Deerfield Beach, FL 33441	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/28/2043	184.6	184.6	205.2	0.07%
True Love Christian Academy LLC	(#,^)	466 E Raines Rd, Memphis, TN 38109	Social Assistance	Term Loan	Prime plus 2.75%	12/28/2043	41.4	41.4	46.1	0.01%
Level Up Gaming, Inc	(#,^)	1132 Creighton Rd, Pensacola, FL 32504	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/28/2043	88.6	88.6	90.4	0.03%
Best Global Alternative North, LLC	(#,^)	69 Lewis Ave, Atlantic Beach, NY 11509	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/21/2028	80.1	80.1	66.5	0.02%
BEK Holdings LLC, Veseli Fine Art Galleries, LLC, Trusted.com LLC, Exe	(#,^)	12930 Worldgate Drive, Herndon, VA 20170	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	1,188.9	1,188.9	1,215.8	0.39%
M.A.W. Enterprises LLC dbaY-Not Pizza	(#,^)	45 E Main St., New Palestine, IN 46163	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/21/2028	20.6	20.6	18.5	0.01%
Thames Aquatic Club, LLC	(#,^)	14 Iron St., Ledyard, CT 06339	Educational Services	Term Loan	Prime plus 2.75%	10/21/2029	42.2	42.2	44.0	0.01%
On Call Electrical of Georgia LLC	(#,^)	2120 Plaster Bridge Rd NE, Atlanta, GA 30324	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/20/2043	654.3	654.3	684.9	0.22%
Commonwealth Warehouse Inc	(#,^)	11013 Kenwood Rd., Cincinnati, OH 45242	Warehousing and Storage	Term Loan	Prime plus 2.75%	12/20/2028	387.8	387.8	355.8	0.11%
K & A Automotive Inc	(#,^)	2070 Nooseneck Hill Rd, Coventry, RI 2816	Gasoline Stations	Term Loan	Prime plus 2.75%	11/19/2043	120.3	120.3	132.7	0.04%
High Desert Transport, Inc.	(#,^)	2015 Woodspring Terrace, Henderson, NV 89012	Truck Transportation	Term Loan	Prime plus 2.75%	12/19/2028	69.6	69.6	60.8	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Cali Fit Meals	(#,^)	3450 East Orangethrope Ave, Anaheim, CA 92806	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	57.3	57.3	47.7	0.02%
Cocomo Joe's LLC	(#,^)	3949 New Rd, Youngstown, OH 44515	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	0.6	0.6	0.5	—%
Saunders Management LLC dba Northern Light Espresso Bar and Cafe	(#,^)	536 Spruce St, Scranton, PA 18503	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2028	37.1	37.1	38.5	0.01%
Beau & HB Inc dba Beau's Billiard, Bowling & Arcade	(#,^)	100 Village Rd, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	41.1	41.1	40.1	0.01%
Beau & HB Inc dba Beau's Billard, Bowling & Arcade	(#,^)	100 Village RD, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/16/2043	69.7	69.7	73.9	0.02%
Allegro Assisted Living Services of Texas LLC	(#,^)	3400 Remington Dr, Plano, TX 75023	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/15/2043	93.5	93.5	106.2	0.03%
Schafer Fisheries Inc.	(#,^)	21985 Waller Rd, Fulton, IL 61252	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/14/2028	46.0	46.0	47.7	0.02%
Salon Femi LLC	(#,^)	1107 Broad St., Bloomfield, NJ 07003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/9/2028	6.9	6.9	6.5	—%
US Dedicated LLC	(#,^)	13410 SE 26th Circle, Vancouver, WA 98683	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2028	387.1	387.1	329.7	0.11%
Jinwoo Sushi Inc	(#,^)	6590 Sugarloaf Pkwy, Duluth, GA 30097	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/9/2028	20.3	20.3	21.1	0.01%
McNeill Stokes	(#,^)	5372 Whitehall Pl SE, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2028	6.2	6.2	5.1	—%
Vancole Investments, Inc. dba Smoothie King #913	(#,^)	876 Virginia Ave, Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/7/2044	414.5	414.5	430.2	0.14%
Peter Thomas Roth Labs LLC and June Jacobs Labs, LLC	(#,^)	460 Park Ave, Floor 16, New York, NY 10022	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/1/2028	297.5	297.5	247.0	0.08%
JP Dhillon's Foods LLC	(#,^)	840 El Paseo de Saratoga, San Jose, CA 95130	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2029	90.2	90.2	75.2	0.02%
Modutech Marine Inc	(#,^)	2218 Marine View Drive, Tacoma, WA 98422	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/1/2028	343.5	343.5	356.2	0.11%
Abington Caregivers, LLC	(#,^)	7804 Montgomery Ave Unit 3-6, Elkins Park, PA 19027	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2043	123.7	123.7	133.5	0.04%
Steele Security, LLC dba Signal 88 Security of San Antonio	(#,^)	11230 West Ave, Ste 2210, San Antonio, TX 78213	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/31/2028	101.2	101.2	85.5	0.03%
Organic Juice Bar Wexford LLC dba The OJB "The Organic Juice Bar"	(#,^)	1500 Village Run Rd, Wexford, PA 15090	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2029	75.0	75.0	64.1	0.02%
UK, LLC dba Pita Pit	(#,^)	20038 West Valley HWY, Kent, WA 98032	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2029	56.8	56.8	49.3	0.02%
C.A.T.I. Armor, LLC	(#,^)	435 Packard Hwy, Charlotte, MI 48813	Apparel Manufacturing	Term Loan	Prime plus 2.75%	10/30/2043	207.1	207.1	217.6	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
JAL Group, Inc. dba Brainy Boulevard Daycare	(#,^)	3340-3342 West Bryn Mawr Ave, Chicago, IL 60659	Social Assistance	Term Loan	Prime plus 2.75%	10/29/2028	52.8	52.8	44.8	0.01%
Ohio Gold & Pawn LLC, Our New Building LLC and Corey Fischer	(#,^)	3970 Everhard Rd, NW, Canton, OH 44709	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/26/2028	133.8	133.8	138.7	0.04%
Reliant Trucking Inc.	(#,^)	7197 Koamano St, Honolulu, HI 96825	Truck Transportation	Term Loan	Prime plus 2.75%	10/25/2028	120.9	120.9	108.8	0.03%
The Face Place, LLC dba Classic Aesthetics	(#,^)	4268 Cahaba Heights CT Ste 115, Vestavia, AL 35243	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/25/2028	9.1	9.1	7.6	—%
Bellas Sports Pub, Inc dba Brewmasters Tavern	(#,^)	1152 Main St., Coventry, RI 2816	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2043	68.2	68.2	76.7	0.02%
Shovels and Whiskey LLC	(#,^)	446 SE Washington St, Hillsboro, OR 97123	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	10/16/2043	75.3	75.3	82.9	0.03%
Hackstaff Restaurants LLC	(#,^)	248 W 1st. St. Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	147.6	147.6	126.4	0.04%
TA Coleman, LLC dba Tom's Truck Shop	(#,^)	2101 Route 610, Woodbine, NJ 08270	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/12/2028	5.3	5.3	4.9	—%
Cater To You Agency, LLC, dba Cater To You	(#,^)	1319 Sherrick Rd SE, Canton, OH 44707	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/11/2043	22.2	22.2	23.3	0.01%
Faydon, Inc	(#,^)	1905 W Baker St., Ste A, Plant City, FL 33567	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/10/2028	68.4	68.4	70.7	0.02%
MB Click It Photography, LLC	(#,^)	100 Manchester Ranch Place, Aynor, SC 29511	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/10/2043	37.7	37.7	41.1	0.01%
Wellfleet Consulting Inc.	(#,^)	2275 Research Blvd Ste # 500, Rockville, MD 20850	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/9/2028	13.6	13.6	11.3	—%
Apps Inc and Market Share Inc.	(#,^)	80 Main St., Old Saybrook, CT 06475	Telecommunications	Term Loan	Prime plus 2.75%	10/5/2028	81.5	81.5	67.6	0.02%
Moore Care LLC	(#,^)	8550 United Plaza Blvd, Baton Rouge, LA 79809	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/4/2028	47.3	47.3	39.3	0.01%
JAM Media Solutions LLC	(#,^)	11 Netherwood Terrace, East Orange, NJ 07017	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2028	807.7	807.7	754.9	0.24%
SwabCo Inc.	(#,^)	2341 East Ellis St., Leveland, TX 79336	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/28/2043	924.4	924.4	1,028.5	0.33%
Burd Brothers Inc.	(#,^)	4005 Borman Drive, Batavia, OH 45103	Truck Transportation	Term Loan	Prime plus 2.75%	9/28/2028	484.2	484.2	475.6	0.15%
A-1 Van Sevices, Inc.	(#,^)	154 Sandy Creek Rd, Verona, PA 15147	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/28/2028	95.7	95.7	95.7	0.03%
Throop Family Holdings, Inc	(#,^)	7130 Crater Lake, White City, OR 97603	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2043	631.5	631.5	696.2	0.22%
La Venezia Corporation dba La Venezia Ballroom & Robertos Lounge	(#,^)	4646 SE 11th Place, Cape Coral, FL 33904	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2043	325.0	325.0	366.1	0.12%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Rami Technology USA, LLC	(#,^)	10400 NW 33rd St., Miami, FL 33172	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	162.6	162.6	149.1	0.05%
Quality Electric & Data	(#,^)	85 Franklin Rd Unit 9B, Dover, NJ 07801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2028	91.4	91.4	89.7	0.03%
Blackwater Diving, LLC	(#,^)	112 Forrest Rd, Morgan City, LA 70380	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2028	720.9	720.9	670.5	0.21%
Blue Seven, LLC	(#,^)	11111 San Jose Blvd, Ste 70, Jacksonville, FL 32223	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/27/2029	54.4	54.4	51.4	0.02%
LG Law Center, Inc	(#,^)	15452 Amar Rd, La Puente, CA 91744	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2028	13.5	13.5	12.6	—%
Quality Electric & Data Inc.	(#,^)	85 Franklin RD Unit 9B, Dover, NJ 07801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2043	128.4	128.4	139.9	0.04%
Action Barricade Company, LLC and Barricade Holding LLC	(#,^)	1802 N 27th Ave, Phoenix, AZ 85009	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/27/2028	282.1	282.1	277.9	0.09%
TFR Transit Inc, The Free Ride Inc, South Florida Free Ride Inc.,Tag-A	(#,^)	777 South Flagler Drive Ste 800W, West Palm Beach, FL 33401	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	112.6	112.6	108.9	0.03%
Catherine Brandon, PSY.D., Inc dba Kenneth A Deluca, PH.D., & Associat	(#,^)	35888 Center Ridge Rd, Ste 5 & 6, North Ridgeville, OH 44039	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2028	106.8	106.8	97.3	0.03%
US Shipping Trans Inc, Esteem Trucking Inc	(#,^)	16102 Sweetwater Court, Lathrop, CA 95330	Truck Transportation	Term Loan	Prime plus 2.75%	9/26/2028	756.0	756.0	757.9	0.24%
Dentistry By Design, P.C	(#,^)	315 Walt Whitman Rd Ste 204-205, South Huntington, NY 11746	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2028	13.5	13.5	12.6	—%
Ace Auto Recovery, Inc.	(#,^)	1209 North Lane Ave, Jacksonville, FL 32254	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2043	157.2	157.2	176.7	0.06%
Above and Beyond Preschool LLC	(#,^)	672-678 Camellia Drive, Royal Palm Beach, FL 33411	Social Assistance	Term Loan	Prime plus 2.75%	9/26/2043	542.4	542.4	614.2	0.20%
LTS School, Inc.	(#,^)	3731 NW 9th Ave, Deerfield Beach, FL 33064	Educational Services	Term Loan	Prime plus 2.75%	9/26/2043	99.2	99.2	115.2	0.04%
Steadfast Support Services, LLC	(#,^)	1432 Crooked Stick Drive, O'Fallon, MO 63366	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	9/25/2028	9.5	9.5	8.7	—%
Newsome Mobile Notary LLC	(#,^)	8153 12th Ave SW, Seattle, WA 98106	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2028	4.7	4.7	4.3	—%
Bhatti LLC, Bhatti 3 LLC, dba Auntie Annes	(#,^)	7219 Silver Mist Ave, North Chesterfield, VA 23237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/25/2028	112.6	112.6	105.6	0.03%
Phillip Ramos Upholstery Inc.	(#,^)	3835 Elm St., Denver, CO 80207	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2028	13.9	13.9	12.6	—%
The Garden Club, LLC	(#,^)	125 South DuBuque St., Iowa City, IA 52240	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/21/2028	6.1	6.1	5.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Southern Services and Equipment, Inc	(#,^)	321 Bayou Rd, Saint Bernard, LA 70085	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2028	398.3	398.3	388.3	0.12%
Southern Services and Equipment, Inc.	(#,^)	321 Bayou Rd, Saint Bernard, LA 70085	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2043	207.9	207.9	225.0	0.07%
MillClem Corporation & Monticello Corporation	(#,^)	16660 Oak St., Dillwyn, VA 22936	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/21/2043	324.6	324.6	376.5	0.12%
DC Lofty, LLC,	(#,^)	301 I St. NW, Washington, DC 20001	Accommodation	Term Loan	Prime plus 2.75%	9/21/2028	20.3	20.3	18.6	0.01%
D & D Optics Inc dba Sterling Optical	(#,^)	1487 East LaSalle Drive, Bismark, ND 58503	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	48.7	48.7	44.9	0.01%
Tables and Bars Services, Inc and Tables and Bars Rentals, LLC	(#,^)	5051 Peachtree Corners Circle Ste #200, Norcross, GA 30092	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/20/2028	16.2	16.2	15.6	—%
M&P RV LLC dba M&P RV	(#,^)	10 Century Lane, Dillsburg, PA 17019	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/19/2043	108.1	108.1	125.0	0.04%
C3 Capital, Inc	(#,^)	10010 N. Hampton Cove Lane, Indianapolis, IN 46236	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/19/2028	608.6	608.6	601.9	0.19%
Lewis River Golf Course, Inc.	(#,^)	3209 Lewis River Rd, Woodland, WA 98674	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/19/2043	490.0	490.0	568.3	0.18%
Super Station Inc	(#,^)	8855 N Country Rd 25A, Pique, OH 45356	Gasoline Stations	Term Loan	Prime plus 2.75%	9/19/2043	206.5	206.5	239.5	0.08%
Dash Point Distributing LLC, Dash Point Logistics LLC and Sara Consal	(#,^)	35000 Pacific Highway, Federal Way, WA 98003	Truck Transportation	Term Loan	Prime plus 2.75%	9/19/2028	432.2	432.2	392.1	0.13%
Watearth Inc	(#,^)	445 South Figuerora Ste 3128, Los Angeles, CA 90071	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/19/2028	20.3	20.3	18.4	0.01%
E & G Enterprises LLC dba Comfort Keepers	(#,^)	220 Middle St., Franklin, VA 23851	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/18/2028	5.4	5.4	4.9	—%
DB Talak LLC	(#,^)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/18/2043	148.9	148.9	165.5	0.05%
Glendale Grill Inc, Roddy Cameron, Jr & John K Symasko	(#,^)	65 Glendale St., Easthampton, MA 01027	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2043	171.5	171.5	191.4	0.06%
Culmination Motorsports, Inc.	(#,^)	160 W 91st Ave, Unit B, Anchorage, AK 99515	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2043	548.3	548.3	632.7	0.20%
Pastel de Feira LLC dba Original Pastel De Feira	(#,^)	4244 Pine Ridge CT, Weston, FL 33331	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2028	5.5	5.5	5.2	—%
L&M Equipment, Inc	(#,^)	Mile 2.5 Alaska Peninsula Highway, Naknek, AK 99633	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/14/2043	1,224.9	1,224.9	1,377.1	0.44%
Baby's on Broadway LLC	(#,^)	47 East Broadway, Little Falls, MN 56345	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/14/2028	45.0	45.0	43.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Innovim LLC	(#,^)	6401 Golden Triangle Drive Ste 200, Greenbelt, MD 20770	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/14/2028	112.6	112.6	102.1	0.03%
J & C Garcia LLC	(#,^)	26 Broad St., Alexander City, AL 35010	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/14/2028	66.7	66.7	61.7	0.02%
Rihahn Inc. dba RDBL, Inc	(#,^)	1397 McGuire Rd, Lamar, AR 72846	Forestry and Logging	Term Loan	Prime plus 2.75%	9/14/2028	126.2	126.2	121.2	0.04%
QBS, LLC dba Sterling Optical Exton	(#,^)	211 W Lincoln Hwy, Exton, PA 19341	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/14/2028	73.2	73.2	67.0	0.02%
Innovative Network Solutions Inc	(#,^)	31567 West 10 Mile Rd, Farmington Hills, MI 48336	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/13/2028	111.6	111.6	103.9	0.03%
Underground Productions LLC dba 31 Escape	(#,^)	1731 Decatur Hwy, Fultandale, AL 35068	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2043	96.9	96.9	112.4	0.04%
Rancho Paving, Inc	(#,^)	339 Cypress Lane, El Cajon, CA 92020	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/10/2028	169.0	169.0	170.6	0.05%
Dr. G's Urgent Care LLC	(#,^)	1425 S Congress Ave, Delray Beach, FL 33445	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2028	20.3	20.3	18.4	0.01%
Pool Guard of LA	(#,^)	10866 Washington Blvd, Apartment #24, Culver City, CA 90232	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/7/2028	20.3	20.3	18.5	0.01%
NY Tent, LLC dba Tent Company of New York LLC, NY Tent Parent LLC, Dav	(#,^)	140141 Lakeland Ave, Bohemia, NY 11716	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/7/2028	290.5	290.5	283.5	0.09%
MurlinComputerCompany LLC dba Murlin Computer,	(#,^)	3000 Erika Ave, Sedalia, MO 65301	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/7/2028	14.1	14.1	13.0	—%
Pelican Executives Suites, LLC	(#,^)	2200 Colorado Ave Sutie 131, Santa Monica, CA 90404	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/7/2028	278.3	278.3	252.3	0.08%
Asheville Spine and Nerve Institute PC	(#,^)	190 Broadway St Ste 205, Asheville, NC 28801	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2043	89.2	89.2	102.7	0.03%
Trolley Express Philly, Inc dba Shuttlebee &Honeybee Transportation LL	(#,^)	3401 Market St. Ste 200, Philadelphia, PA 19104	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/6/2028	11.5	11.5	10.8	—%
Living Centers Inc. dba Veranda House Senior Living	(#,^)	5129 E 5th St, Katy, TX 77493	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	8/31/2043	412.7	412.7	478.7	0.15%
LACCRB LLC dba PostNet	(#,^)	3250 Retail Dr Ste 120, Carson City, NV 89706	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2028	13.7	13.7	12.6	—%
National Stone LTD and NSI Group Inc	(#)	804-810 W Shady Grove Rd, Grand Prairie, TX 75050	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/31/2044	270.0	270.0	314.9	0.10%
XL Soccer World Orlando. LLC, XL Soccer World Saco LLC, XL Sports Worl	(#,^)	825 Courtland St., Orlando, FL 32804	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/30/2043	440.3	440.3	510.8	0.16%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Stat Constructor L.P	(#,^)	9573 US Highway 220, Stoneville, NC 27048	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/30/2028	93.1	93.1	97.7	0.03%
Extreme Engineering, Inc.	(#,^)	598 Oliver Dr, Troy, MI 48084	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/29/2028	111.8	111.8	102.2	0.03%
Greenfield Hill Wines & Spirits, LLC	(#,^)	65 Hillside Rd, Fairfield, CT 06824	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2028	82.3	82.3	75.4	0.02%
ARVAmethod LLC	(#,^)	516 N Ogden Ave # 150, Chicago, IL 60642	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2028	2.1	2.1	1.9	—%
Kotyark LLC dba Gibsonton Motel	(#,^)	11545 US Highway 41S, Gibsonton, FL 33534	Accommodation	Term Loan	Prime plus 2.75%	8/29/2043	80.7	80.7	93.7	0.03%
Graphish Studio, Inc.	(#,^)	231 Main St., Stamford, CT 06901	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2028	6.7	6.7	6.1	—%
JFK Transportation Inc	(#,^)	4 Mechanic St, Natick, MA 01760	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/28/2028	144.6	144.6	133.4	0.04%
Atlas Geo-Constructors LLC	(#,^)	3466 Thomasville Rd Winston, Winston-Salem, NC 27107	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/24/2028	67.1	67.1	68.2	0.02%
Finn & Emma LLC	(#,^)	1275 Bloomfield Ave Building 5 Unit 28B, Fairfield, NJ 07004	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/24/2028	110.7	110.7	100.4	0.03%
Montana Life Group, LLC	(#,^)	8 N 9th Ave, Bozeman, MT 59715	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/24/2028	6.7	6.7	6.1	—%
Wearware Inc dba FlyWire Cameras	(#,^)	2204 Blackmoor Park Lane, Lexington, KY 40509	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	20.1	20.1	18.6	0.01%
Evans and Paul LLC, Evans & Paul Unlimited Corp	(#,^)	140 Dupont St., Plainview, NY 11803	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	78.2	78.2	72.9	0.02%
Zash LLC dba Papa Murphy's take 'N' Bake Pizza	(#,^)	2303 White Bear Ave, Maplewood, MN 55025	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2028	37.8	37.8	36.1	0.01%
Buffalo Biodiesel Inc.	(#,^)	225 Sawyer Ave, Tonawanda, NY 14150	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/21/2028	1,119.9	1,119.9	1,133.5	0.36%
Ginekis Enterprises, Inc dba Locanda Veneta	(#,^)	8638 W Third St., Los Angeles, CA 90048	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/20/2028	76.2	76.2	69.4	0.02%
Geo Tek Alaska, Inc	(#,^)	2756 Commercial Drive, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/17/2044	125.4	125.4	140.5	0.04%
ATI Jet, Inc.	(#,^)	7007 Boeing Drive, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	8/16/2028	185.1	185.1	182.2	0.06%
Lewins Law, P.C.	(#,^)	7920 Belt Line Rd Ste 650, Dallas, TX 75254	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/16/2028	16.1	16.1	14.6	—%
GS Bath Inc	(#,^)	5335 E Kaviland Ave, Fresno, CA 93725	Truck Transportation	Term Loan	Prime plus 2.75%	8/15/2028	514.5	514.5	520.7	0.17%
Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 78257	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/14/2028	39.6	39.6	37.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
L.A. Insurance Agency GA 10 LLC	(#,^)	6655 Tara Blvd Ste 401, Jonesboro, GA 30236	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/10/2028	10.1	10.1	9.1	—%
David D. Sullivan dba DMS Construction	(#,^)	6400 Charwood Place, Bakersfield, CA 93306	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/9/2028	12.1	12.1	11.0	—%
Crystal Shores Inc. dba Shorewood Laundromat	(#,^)	700 West Jefferson St., Shorewood, IL 60404	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/9/2028	20.0	20.0	18.8	0.01%
Palanuk & Associates, Inc.dba Wolfpk	(#,^)	28110 SE Fern Drive, Boring, OR 97009	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/8/2028	91.8	91.8	83.9	0.03%
CJNR, LLC	(#,^)	208 East Main St., Elma, WA 98541	Accommodation	Term Loan	Prime plus 2.75%	8/7/2043	119.2	119.2	138.2	0.04%
Mercedes Cab Company, Inc	(#,^)	35 Alden St., Providence Town, MA 02657	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/7/2028	116.3	116.3	108.7	0.03%
Ron's Pool and Spa Services LLC	(#,^)	1419 NE 30th St., Pompano, FL 33064	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/3/2028	3.4	3.4	3.1	—%
Alma Jacobsen,ODD Family Eye Care & Contact Lens LLC	(#,^)	1700 Nottingham Way Ste 12A, Hamilton, NJ 08619	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	8/3/2028	54.0	54.0	49.6	0.02%
20th Century Lanes, Inc dba West Seattle Bowl	(#,^)	4505 39 Ave SW, Seattle, WA 98116	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/3/2028	100.7	100.7	100.8	0.03%
Millwork Unlimited, Incorporated	(#,^)	8264 Pine Cay Rd, Wellington, FL 33414	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	8/2/2028	6.7	6.7	6.1	—%
Accel Compression Inc., Accel Workover Services, Inc	(#,^)	4500 S Country Rd, Odessa, TX 79765	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2043	304.6	304.6	334.3	0.11%
Samy Optical LLC dba Site for Sore Eyes	(#,^)	1350 Travis Blvd Ste 1507A, Fairfield, CA 94533	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/1/2028	98.0	98.0	88.9	0.03%
Accel Compression Inc., Accel Workover Services Inc. dba Mica Tool & T	(#,^)	4500 S. Country Rd 1310, Odessa, TX 79765	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2028	414.1	414.1	411.4	0.13%
CSL Services Inc	(#,^)	7905 Browning Rd, Ste.312,314,316, Pennsauken, NJ 08109	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/27/2028	486.5	486.5	465.9	0.15%
Nunez Enterprises Corporation dba La Casa	(#,^)	3330 Piedmont RD NE, Atlanta, GA 30305	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/26/2028	7.3	7.3	6.7	—%
Relevant Elephant ,LLC	(#,^)	ON320 Woodvale St, Winfield, IL 60190	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2028	8.0	8.0	7.3	—%
Fitness Central, Inc dba Fitness Central	(#,^)	4335 PA Route 309, Schnecksville, PA 18078	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	7/25/2028	55.5	55.5	51.4	0.02%
HAVL Enterprises Inc dba FedEx	(#,^)	1447 Lake George Drive, Lake Mary, FL 32746	Couriers and Messengers	Term Loan	Prime plus 2.75%	7/24/2028	17.6	17.6	18.5	0.01%
Top Shelf Towing and Road Service, LLC	(#,^)	25 Sycamore St., Carnegie, PA 15106	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/24/2028	11.5	11.5	10.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
TR Nails, LLC dba Simple Nails	(#,^)	158 Great Rd, Bedford, MA 01730	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/20/2028	55.5	55.5	50.3	0.02%
ZA Trucking LLC	(#,^)	5945 York Way, East Lansing, MI 48823	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2028	9.1	9.1	8.9	—%
674 Club LLC	(#,^)	674 N Orleans, Chicago, IL 60654	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2043	255.9	255.9	296.8	0.09%
Smart-tel Communications LLC	(#,^)	9720 W. Colfax Ave Ste 100, Lakewood, CO 80215	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2028	19.5	19.5	20.4	0.01%
Mother's Cantina LLC dba Mother's Cantina	(#,^)	2810 Philadephia Ave Unit #10, Ocean City, MD 21842	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/13/2028	61.1	61.1	56.3	0.02%
HQTRONICS LLC	(#,^)	10135 South Roberts Rd Ste 209, Palos Hills, IL 60465	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/13/2028	55.5	55.5	50.4	0.02%
Smoove Move Productions, LLC dba Smoove Move Productions	(#,^)	3932 North 16th St., Omaha, NE 68110	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	7/12/2028	9.3	9.3	9.8	—%
Talent Logistix, LLC, Pinpoint Staffing LLC & ITC 2.0 LLC	(#,^)	6350 Shadeland Ave, Indianpolis, IN 46220	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/3/2028	55.5	55.5	52.0	0.02%
Vital Inspection Professionals, Inc. dba VIP	(#,^)	180 Airpark Industrial Rd, Alabaster, AL 35007	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/3/2028	276.5	276.5	273.4	0.09%
US Cargo Express, LLC	(#,^)	4735 22 Mile Rd, Utica, MI 48317	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/2/2043	86.6	86.6	100.5	0.03%
Bio-Haz Solutions, Inc.	(#,^)	23 Tonoli Rd, Nesquehoning, PA 18240	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/29/2044	363.8	363.8	387.7	0.12%
M J Losito Electrical Contractor's, Inc	(#,^)	98 Wooster St., Bethel, CT 06801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2028	20.7	20.7	19.6	0.01%
Bio-Haz Solutions, Inc	(#,^)	23 Tonolli Rd, Nesquehoning, PA 18240	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/29/2029	232.5	232.5	235.4	0.08%
Corptek Solutions LLC	(#,^)	2363 N. Highway # 287 Ste # 111, Mansfield, TX 76063	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2028	41.9	41.9	37.9	0.01%
Critter Cabana, LLC dba Critter Cabana	(#,^)	516 East Main St., Newberg, OR 97132	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/28/2028	73.9	73.9	66.9	0.02%
RLW4 Builders LLC	(#,^)	152 Tuckahoe Lane, Southhampton, NY 11968	Construction of Buildings	Term Loan	Prime plus 2.75%	6/27/2043	976.1	976.1	1,132.2	0.36%
National Dredging Services of North Florida, Inc.	(#,^)	1537 Northwest Main Blvd, Lake City, FL 32055	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2043	28.3	28.3	32.8	0.01%
Julie Cooper-Bierman dba Forever Shopper	(#,^)	7435 Piute Creek Dr, Corona, CA 92881	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/27/2028	14.2	14.2	12.8	—%
National Dredging Services of North Florida, Inc.	(#,^)	1537 Northwest Main Blvd, Lake City, FL 32055	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2028	47.7	47.7	49.9	0.02%
Darnoc Enterprises Inc, Setira Paul Inc dba Conrad's Famous Bakery, In	(#,^)	299 Utica Ave, Brooklyn, NY 11203	Food Manufacturing	Term Loan	Prime plus 2.75%	6/27/2043	346.0	346.0	391.6	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Nick's Country Kitchen, LLC	(#,^)	3 Flanders RD, Building #1, Bethlehem, CT 06751	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2028	19.9	19.9	18.3	0.01%
InUSA Ventures, Inc	(#,^)	508 Hyacinthus Court, San Ramon, CA 94582	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/27/2028	44.1	44.1	39.9	0.01%
Bengals, Inc. dba Royal Liquor Mart	(#,^)	3714 E State St., Rockford, IL 61108	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/26/2043	103.7	103.7	114.9	0.04%
Peter Thomas Roth Labs LLC, & June Jacobs Labs, LLC,	(#,^)	460 Park Ave, Floor 16, New York, NY 10022	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/26/2028	816.1	816.1	759.7	0.24%
Sun Pools, Inc	(#,^)	130 Holiday LN, Albany, KY 42602	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2043	298.7	298.7	312.2	0.10%
DPF Filters Inc.	(#,^)	2832 Golden State Blvd, Madera, CA 93637	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/25/2028	60.7	60.7	56.2	0.02%
Sun Pools, Inc dba Sun Fiberglass Pools	(#,^)	130 Holiday Lane, Albany, KY 42602	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2028	689.4	689.4	645.8	0.21%
Mr. Lube, Inc	(#,^)	721 E Westpoint Drive., Wasilla, AK 99654	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2043	654.6	654.6	711.0	0.23%
Mr. Lube, Inc.	(#,^)	721 E. West Point Drive, Wasilla, AK 99654	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2028	542.6	542.6	531.2	0.17%
The Desert House Assisted Living ,LLC dba The Desert House Assisted Li	(#,^)	11055 E Grove St, Mesa, AZ 85208	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/22/2043	76.8	76.8	87.0	0.03%
Martha Beauty Supply And Braiding, Inc.	(#,^)	538 E Boughton Rd, Bolingbrook, IL 60440	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/22/2043	138.6	138.6	160.5	0.05%
Sushi Prime, LLC and Vasilia Investments	(#,^)	32 SE 2nd Ave, Delray Beach, FL 33444	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2028	245.2	245.2	234.0	0.07%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	300 Harold Dow Highway, Elliot, ME 03903	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2043	237.7	237.7	261.6	0.08%
Independent Life LLC	(#,^)	4955 S Durango Drive, Ste124, Las Vegas, NV 89113	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/21/2028	109.7	109.7	99.3	0.03%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	300 Harold Dow Highway, Eliot, ME 03903	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2028	125.7	125.7	125.2	0.04%
Lilo Holdings LLC	(#,^)	1000 Roosevelt Ave, Cartaret, NJ 07008	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2028	16.9	16.9	15.7	0.01%
Mid America Motorworks, Inc and Yager Holdings L.P	(#,^)	2900 North 3rd St., Effingham, IL 62401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/19/2043	492.5	492.5	570.4	0.18%
Colovic Hackettstown Dairy LLC	(#,^)	22 Route 57, Hackettstown, NJ 07840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2043	268.7	268.7	310.1	0.10%
Jones Roger Sherman Inn, Inc.	(#,^)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2028	387.4	387.4	405.3	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Allen Theatre and Back Stage Cafe LLC	(#,^)	36 East. Main St., Annville, PA 17003	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/18/2043	123.0	123.0	140.2	0.04%
Schumacker Recreation, LLC	(#,^)	5325 S University Drive, Davie, FL 33328	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/18/2028	132.3	132.3	138.5	0.04%
Northway Exit 29 Campground, Inc dba Adirondacks Jellystone Parks & Pa	(#,^)	4035 Blue Ridge Rd, North Hudson, NY 12855	Accommodation	Term Loan	Prime plus 2.75%	6/15/2043	211.1	211.1	244.5	0.08%
Softrol Systems Inc dba Softrol Systems	(#,^)	1100 Northpoint Pkwy SE, Acworth, GA 30102	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/15/2028	777.9	777.9	713.6	0.23%
Oil Palace Inc.	(#,^)	10408 Highway 64 East, Tyler, TX 75707	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/15/2043	141.7	141.7	164.3	0.05%
Venzix Ventures Inc. dba Venzix	(#,^)	750 Legend Oak Drive, Fountain, CO 80817	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/15/2028	11.7	11.7	11.6	—%
Dianne Williams and Louis Williams dba Sweetlips Store	(#,^)	3870 Sweet Lips Rd, Henderson, TN 38340	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/15/2043	45.1	45.1	50.8	0.02%
E & J Sims Co. LLC	(#,^)	28 Broad St., Bloomfield, NJ 07003	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2028	44.1	44.1	41.4	0.01%
Tele Tax Express Inc	(#,^)	166 Getty Ave, Paterson, NJ 07503	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2028	19.9	19.9	19.9	0.01%
Team Sandy Blanton Realty, Inc	(#,^)	1225 West Gregory St, Pensacola, FL 32502	Real Estate	Term Loan	Prime plus 2.75%	6/14/2043	95.3	95.3	102.7	0.03%
Mastiff Studios LLC	(#,^)	2919 West Colorado Ave, Colorado Springs, CO 80904	Educational Services	Term Loan	Prime plus 2.75%	6/13/2043	41.7	41.7	47.9	0.02%
Ciasom LLC dba Mosaic	(#,^)	1040-1042 Richard Ave, Santa Clara, CA 95050	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/11/2028	158.8	158.8	144.5	0.05%
Icebox Cafe, L.C. and Icebox Cafe at Doral,LLC	(#,^)	1855 Purdy Ave, Miami Beach, FL 33139	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2028	698.4	698.4	644.3	0.21%
Skyways LTD,Jet 60 LLC,Mendean Jonath, Inc,Jet AOG, Inc & Jonathan Men	(#,^)	426 15th St. NW, Huron, SD 57350	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/8/2043	369.1	369.1	402.7	0.13%
Beyond Grooming LLC and Michelle McWatters	(#,^)	1200 Old Martindale Rd, San Marcos, TX 78666	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/8/2043	42.0	42.0	48.1	0.02%
Camp K-9 Pet Resort & Spa, Inc.	(#,^)	18501 Le Claire Ave, Tinley Park, IL 60478	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/8/2028	7.3	7.3	6.7	—%
Applied Behavioral Consulting, Inc	(#,^)	422 Blooming Grove Tpke, New Windsor, NY 12553	Social Assistance	Term Loan	Prime plus 2.75%	6/7/2043	48.8	48.8	55.7	0.02%
H S Corporation dba Lake Anna Lodge	(#,^)	5152 Courthouse Rd, Spotsylvania, VA 22551	Accommodation	Term Loan	Prime plus 2.75%	6/7/2043	128.1	128.1	148.4	0.05%
Anurag, LLC dba Oakwood Package Store	(#,^)	191-195 Oakwood Ave, West Hartford, CT 06107	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/6/2043	135.0	135.0	147.3	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Hardway Inc and A F C Leasing, Inc	(#,^)	12533 S. 73rd East Place, Bixby, OK 74008	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/6/2028	261.3	261.3	236.4	0.08%
Sowells Consulting Engineers, LLC	(#,^)	13430 Northwest Freeway #260, Houston, TX 77040	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/6/2028	19.9	19.9	18.1	0.01%
Funtime ,LLC dba Indoor Playgrounds International	(#,^)	13200 West Foxfire Drive Ste 144, Surprise, AZ 85378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2028	222.2	222.2	201.2	0.06%
SSD Designs LLC	(#,^)	10840 Bay Hill Club Drive, Charlotte, NC 28277	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/5/2028	65.5	65.5	59.9	0.02%
Mastrocinque Restaurant Management Company LLC dba Santionii's Itali	(#,^)	3535 Highway 17 Unit 14 &15, Fleming Island, FL 32003	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2028	55.3	55.3	56.3	0.02%
BTD Feed & Nutrition, LLC dba Thomaston Feed Cheshire	(#,^)	943 South Main St., Cheshire, CT 06410	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/1/2028	44.9	44.9	40.7	0.01%
Awan Business Management Group LLC, Awan Sign Company lLLC &Awan Promo	(#,^)	14429 South Wallin Drive, Plainfield, IL 60544	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2043	270.0	270.0	303.6	0.10%
Seraj Wireless, LLC	(#,^)	132 Madison Ave, Albany, NY 12202	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	5/31/2028	109.5	109.5	114.5	0.04%
Brooks Seaplane Service Inc and Lunt Enterprises LLC	(#,^)	Independence City Dock Pt, 105 Northern Blvd, Coeur d'Alene, ID 83814	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	5/31/2028	129.4	129.4	117.1	0.04%
SSMV LLC dba Burgerim	(#,^)	115 Pelham Rd, Ste 1, Greenville, SC 29615	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/30/2028	58.3	58.3	57.2	0.02%
Eagle Aggregate Transportation, LLC	(#,^)	4401 N I-35 Ste #113, Denton, TX 76207	Truck Transportation	Term Loan	Prime plus 2.75%	5/30/2028	76.8	76.8	72.8	0.02%
Crowley Ventures, LLC	(#,^)	665 Worthington Rd, Westerville, OH 43082	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2028	65.4	65.4	60.1	0.02%
Iloka, Inc dba New Cloud Networks	(#,^)	160 Inverness Drive. W Ste 150, Englewood, CO 80112	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2028	219.0	219.0	209.8	0.07%
Dream Spa LLC and Dream Spa Greenwich LLC	(#,^)	1220 Post Rd East, Westport, CT 06880	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	88.4	88.4	80.9	0.03%
Broadalbin Properties LLC dba Broadalbin Hotel & 1854 Pub & Eatery	(#,^)	59 West Main St, Broadalbin, NY 12025	Accommodation	Term Loan	Prime plus 2.75%	10/25/2043	198.6	198.6	230.7	0.07%
Adow Pools LLC	(#,^)	393 Glenbrook Rd, Stamford, CT 06906	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	156.6	156.6	145.1	0.05%
Ocean Breeze Holdings, LLC, Ocean Beach Resort LLC & Ocean Breeze LanC	(#,^)	3 Williams Ave, Mystic, CT 06355	Accommodation	Term Loan	Prime plus 2.75%	5/25/2043	1,245.1	1,245.1	1,442.2	0.46%
Starship, LLC dba Tint World Smyrna	(#,^)	2274 S Atlanta Rd SE, Smyrna, GA 30080	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/25/2043	96.2	96.2	109.7	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Seaside Acupuncture LLC	(#,^)	1041 Johnnie Dodds Blvd, Ste 2-C, Mount Pleasant, SC 29464	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/24/2043	48.7	48.7	54.4	0.02%
DMA Equipment LLC	(#,^)	700 Lee St., Elk Grove Village, IL 60007	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/24/2043	254.6	254.6	279.7	0.09%
Chem-Flotronics, Inc.	(#,^)	195 Paterson Ave, Little Falls, NJ 07424	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/22/2028	87.6	87.6	81.0	0.03%
Yakov Levy M.D., P.C.	(#,^)	70-31 108th St., Forest Hills, NY 11375	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	29.6	29.6	27.2	0.01%
Mark A Espinoza, DDS PLLC dba Central Dental Care	(#,^)	9315 N Central Ave, Phoenix, AZ 85020	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	53.4	53.4	48.3	0.02%
On Stage Enterprises LLC, On Stage Theaters Branson, LLC, On Stage Th	(#,^)	4570 W Post Rd Ste #100, Las Vegas, NV 89118	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/17/2028	219.0	219.0	198.1	0.06%
JVLS LLC dba Vaccines 2 Go	(#,^)	4060 Johns Creek Pkwy, Ste H,, Suwanee, GA 30024	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/17/2028	7.2	7.2	6.5	—%
Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 78550	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/16/2028	131.2	131.2	125.2	0.04%
Joshua One Limited Liability Company dba Genesis Personal Fitness	(#,^)	28 North State St. Unit 100, Newtown, PA 18940	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/16/2043	313.1	313.1	341.3	0.11%
James T. Hendel dba Autotexx Mobile Auto Repair	(#,^)	5857 Highway101 North, Rockmart, GA 30153	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2028	6.6	6.6	6.9	—%
Fireplace Outlet Inc	(#,^)	8216 Main St., Williamsville, NY 14221	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/15/2028	19.7	19.7	20.6	0.01%
Galore Salon & Extension Lounge Inc dba Pretty Chic Hair & Lashes	(#,^)	5714 Edmondson Pike Ste 24, Nashville, TN 37211	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/14/2028	3.9	3.9	3.6	—%
Bote Virginia Beach, Inc. dba Bote Virginia Beach	(#,^)	1080 Nimmo Pkwy, Ste 104, Virginia Beach, VA 23454	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/11/2028	9.8	9.8	9.0	—%
Circle and Square, Inc dba Stamford Kumon	(#,^)	50 Forest St. Ste 902, Stamford, CT 06901	Educational Services	Term Loan	Prime plus 2.75%	5/11/2028	37.3	37.3	33.8	0.01%
Daniel Woodward, DC PLLC dba Doc's Body Shop	(#,^)	3084 N Goliad St., Ste 114, Rockwall, TX 75087	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/11/2028	36.1	36.1	32.6	0.01%
Adhara, LLC	(#,^)	18123 E Appleway Ave, Spokane Valley, WA 99016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/11/2043	42.7	42.7	47.7	0.02%
Baby Gentry's Childcare & Learning Academy	(#,^)	4203 Shenandoah Drive, Dayton, OH 45417	Social Assistance	Term Loan	Prime plus 2.75%	5/10/2028	9.9	9.9	9.0	—%
P & M Entertainment, LLC dba Luv 2 Play	(#,^)	35 Lafayette Rd Ste #8, North Hampton, NH 3862	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/10/2028	106.1	106.1	100.2	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Buy Gitomer Inc., Gitgo LLC.,GitGo Archives, LLC, and Jeffrey Gitomer	(#,^)	310 Arlington Ave Unit 329, Charlotte, NC 28203	Educational Services	Term Loan	Prime plus 2.75%	5/9/2043	708.8	708.8	821.1	0.26%
Whitetail Nurseries Inc	(#,^)	2050 S. Beltline Rd, Mesquite, TX 75181	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2028	234.3	234.3	230.1	0.07%
Schmaltz Operations LLC dba Companion Camp	(#,^)	3408 Castle Rock Farm Rd, Pittsboro, NC 27312	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/7/2028	52.6	52.6	51.7	0.02%
Container Shipping, LLC	(#,^)	533 Nova Rd Ste 213B, Ormond Beach, FL 32174	Support Activities for Transportation	Term Loan	Prime plus 2.75%	5/4/2028	43.8	43.8	39.6	0.01%
Wilbur Standford Jr Trucking and Excavating, LLC	(#,^)	7505 North Chases Lake Rd, Watson, NY 13343	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/3/2028	210.2	210.2	210.6	0.07%
McIntosh Trail Management Service Organization, Inc.	(#,^)	747 South Hill St., Griffin, GA 30223	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/1/2028	83.2	83.2	87.1	0.03%
Olmsted LLC and 626 Van LLC dba Maison Yaki	(#,^)	659 Vanderbilt Ave, Brooklyn, NY 11238	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/1/2029	216.3	216.3	202.0	0.06%
Brenden Kehren Development LLC	(#,^)	14689 Gemara Rd, Sparta, WI 54656	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	2.6	2.6	2.4	—%
Metropolitan Solutions Inc.	(#,^)	1420 Chestnut St., Portsmouth, VA 23704	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2043	172.5	172.5	180.7	0.06%
Saltamontes Tire Company, LLC	(#,^)	1955 Boston Ave, Brodgeport, CT 06604	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2043	99.8	99.8	111.9	0.04%
Corona Dance, LLC dba Huracan Dance Studio	(#,^)	480 West Main St., Stamford, CT 06902	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/30/2028	10.4	10.4	9.4	—%
Sunlinc Inc	(#,^)	170 Canterbury Court, East Windsor, NJ 08520	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	8.5	8.5	7.7	—%
Suraj Enterprises, Inc.	(#,^)	11720 W. Airport Rd, Meadows Place, TX 77477	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/27/2028	271.5	271.5	264.1	0.08%
Rory James Contracting LLC	(#,^)	33 Bennett Place, Amityville, NY 11701	Construction of Buildings	Term Loan	Prime plus 2.75%	4/27/2028	14.0	14.0	12.6	—%
Kastoria Inc. dba Bantam Pizza	(#,^)	768 Bantam Rd, Bantam, CT 06750	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2028	13.1	13.1	11.9	—%
Little Angels Daycare and Learning Center LLC	(#,^)	4551 Summit Blvd, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2043	156.4	156.4	181.2	0.06%
LMH Optics LLC dba Sterling Optical	(#,^)	1272 Smallwood Dr West, Waldorf, MD 20603	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2028	43.5	43.5	39.4	0.01%
RWT Corporation dba Welding Works	(#,^)	32 New Rd, Madison, CT 06443	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	451.5	451.5	426.5	0.14%
Pledge 4 Hope LLC	(#,^)	53 Bayberry Loop South, Purvis, MS 39475	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/26/2028	13.0	13.0	11.9	—%
Matrix Z, LLC	(#,^)	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	68.0	68.0	69.0	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
RWT Corporation dba Welding Works	(#,^)	32 New Rd, Madison, CT 06443	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2043	207.0	207.0	217.7	0.07%
K&S Hardware LLC	(#,^)	1865 W Wayzata Blvd, Long Lake, MN 55356	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/26/2028	19.6	19.6	17.7	0.01%
Joe & Sons Service, Inc	(#,^)	855 Atwood Ave, Cranston, RI 2920	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/24/2028	97.8	97.8	102.3	0.03%
Just for Boats LLC	(#,^)	459 Dupre Rd, McClellanville, SC 29458	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	17.1	17.1	19.7	0.01%
Nando LLC dba Tall Timbers Banquet and Conference Center	(#,^)	13831 National Rd SW, Reynoldsburg, OH 43068	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/20/2028	17.6	17.6	16.3	0.01%
Spitnale's Garage LLC	(#,^)	3761 Mahoning Ave, Youngstown, OH 44515	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	58.8	58.8	65.3	0.02%
Rosemarie Products Company LLC	(#,^)	5400 Crooked Tree Drive, Mason, OH 45040	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	4/18/2028	13.0	13.0	11.8	—%
Means Enterprises LLC	(#,^)	4150 Legacy Drive N Ste # 412, Frisco, TX 75034	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/18/2028	6.5	6.5	6.0	—%
James L Shoemaker APCC	(#,^)	221 W Judge Perez Drive, Chalmette, LA 70043	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2028	14.0	14.0	12.6	—%
A New Dawn Psychotherapy Associates, LLC	(#,^)	308 E Broad St, Bethlehem, PA 18018	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2043	85.2	85.2	92.6	0.03%
Veterinary Preventive Care, LLC	(#,^)	945 Riverview Ct, Xenia, OH 45385	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/18/2028	40.6	40.6	38.1	0.01%
Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AZ 71701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2043	21.9	21.9	23.6	0.01%
Southern Oaks Athletic Club, LLC	(#,^)	15253 Shenandoah Ave, BATON ROUGE, LA 70817	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/17/2043	357.2	357.2	407.3	0.13%
Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AR 71701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2028	34.4	34.4	33.5	0.01%
1301 Starks Inc.	(#,^)	1301 West Atkinson Ave, Milwaukee, WI 53206	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2028	19.6	19.6	20.3	0.01%
Patricia A. Freeman & Samuel C. Freeman dba Teenas Pizza	(#,^)	35 E Main St., Pekin, IN 47165	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2043	42.3	42.3	47.3	0.02%
Precision Components Group Inc	(#,^)	190 Doty Circle, West Springfield, MA 01089	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/11/2028	19.5	19.5	19.2	0.01%
Sexy Nails Center LLC	(#,^)	57 Passaic St., Garfield, NJ 07026	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/10/2043	197.1	197.1	225.6	0.07%
Mark Baker	(#,^)	1653 Evalie Dr, Fairfield, OH 45014	Truck Transportation	Term Loan	Prime plus 2.75%	4/9/2028	8.5	8.5	8.0	—%
Innovation Transport LLC	(#,^)	1 International Blvd, Ste 400, Mahwah, NJ 07495	Truck Transportation	Term Loan	Prime plus 2.75%	4/6/2028	44.6	44.6	43.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Newsome Mobile Notary LLC	(#,^)	8153 12th Ave SW, Seattle, WA 98106	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/5/2028	4.6	4.6	4.1	—%
Shree Lakshminarayyn Grocery Stores LLC	(#,^)	3307 Charles St., Rockford, IL 61108	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2043	116.8	116.8	131.3	0.04%
Bean City Bar and Grill LLC	(#,^)	N 2505 Bean City Rd, New London, WI 54961	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/4/2043	77.9	77.9	89.5	0.03%
Alaska Industrial Paint LLC	(#,^)	229 Whitney Rd Unit B, Anchorage, AK 99501	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2043	216.8	216.8	243.0	0.08%
GQ Investments,LLC	(#,^)	5772 Miami Lakes Drive East, Miami, FL 33014	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	181.6	181.6	168.0	0.05%
B&C Texas Leasing Inc and M&W Hot Oil, Inc.	(#,^)	8124 Sprague Rd, Odessa, TX 73764	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2028	845.7	845.7	832.5	0.27%
Fifth Wheel Truck Stop 001	(#,^)	3767 S Golden State Blvd, Fresno, CA 93725	Gasoline Stations	Term Loan	Prime plus 2.75%	3/30/2043	1,126.5	1,126.5	1,209.2	0.39%
Alaska Industrial Paint LLC	(#,^)	229 Whitney Rd, Unit B, Anchorage, AK 99501	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2028	107.6	107.6	110.1	0.04%
Romancing the Stone	(#,^)	140 Centre of New England Blvd, Coventry, RI 2816	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2043	338.9	338.9	375.0	0.12%
B&C Texas Leasing Inc.,M & W Hot Oill, Inc	(#,^)	8124 Sprague Rd, Odessa, TX 79764	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2043	262.4	262.4	285.4	0.09%
Michael S Brown Physical Therapy, P.C	(#,^)	300 Hempstead Tpke Ste. 3 & 4, Hempstead, NY 11552	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2028	87.3	87.3	79.1	0.03%
Boulevard Books Inc.	(#,^)	1195 Castleton Ave, Staten Island, NY 10310	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/30/2043	86.8	86.8	100.5	0.03%
Master Roofing and Siding Inc.	(#,^)	25 Robert Pitt Dr Ste 213, Monsey, NY 10952	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2028	228.7	228.7	206.9	0.07%
America's Little Leaders Academy, Inc	(#,^)	2570 NW 152nd Terrace, Opa-Locka, FL 33054	Social Assistance	Term Loan	Prime plus 2.75%	3/30/2043	21.9	21.9	24.8	0.01%
Technical Ordnance Solutions,LLC	(#,^)	9950 Business Circle, Ste 13, Naples, FL 34112	Fabricated Metal Product Manufacturing	Term Loan	7.75%	3/30/2028	1,122.6	1,122.6	919.6	0.29%
Payne's Environmental Services LLC	(#,^)	5617 Causeway Blvd, Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2028	195.6	195.6	191.1	0.06%
Kaz Wellness, LLC dba Grounded Wellness Center	(#,^)	104 Clover Court, Bartlett, IL 60103	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2028	13.7	13.7	13.0	—%
Hot Shot Services, Inc and TFB, Ltd Co	(#,^)	4111 Ellison St. NE, ALBUQUERQUE, NM 87109	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2043	388.8	388.8	450.3	0.14%
Lou & Choo Enterprises Inc.	(#,^)	2101 West Hunting Park Ave, Philadelphia, PA 19140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2044	105.6	105.6	115.0	0.04%
Cartwright Termite & Pest Control Inc. and Cartwright Termite &Pest Co	(#,^)	1376 Broadway, El Cajon, CA 92021	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2028	192.8	192.8	187.3	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Montage Mountain Resorts, LP	(#,^)	1000 Montage Mountain Rd, Scranton, PA 18505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/28/2043	1,215.0	1,215.0	1,407.3	0.45%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	1145 13th Ave East, Palmetto, FL 34221	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2028	134.6	134.6	131.3	0.04%
Corning Lumber Company Inc & Frank R Close & Son Inc dba True Valley C	(#,^)	111 E. Laurel St., Willows, CA 95988	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/28/2028	75.5	75.5	78.8	0.03%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	1145 13th Ave East, Palmetto, FL 34221	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2043	209.6	209.6	227.0	0.07%
K.C. Communications, Inc.	(#,^)	2715 Saturn St., Brea, CA 92821	Telecommunications	Term Loan	Prime plus 2.75%	3/27/2028	53.9	53.9	56.3	0.02%
Towing Professionals of Arizona Inc dba Shamrock Towing, All Valley Im	(#,^)	2801 W Osborn Rd, Phoenix, AZ 85017	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2028	129.4	129.4	122.0	0.04%
Towing Professionals of Arizona Inc dba Shamrock Towing & All Valley I	(#,^)	2801 W Osborn Rd, Phoenix, AZ 85017	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2043	523.7	523.7	549.8	0.18%
All Regional Recyclers of Wood LLC dba ARROW	(#,^)	104 Wooster St., Bethal, CT 06801	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	113.3	113.3	111.0	0.04%
Cable Management, LLC	(#,^)	200 Pratt St., Meriden, CT 06450	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	69.4	69.4	69.3	0.02%
Aque Investment Group LLC	(#,^)	3838 N. Sam Houston Pkwy E, Houston, TX 77032	Real Estate	Term Loan	Prime plus 2.75%	3/23/2028	229.1	229.1	239.2	0.08%
Denton BioFuels LLC and Amercian BioSource, LLC	(#,^)	624 W. University Drive.#359, Denton, TX 76201	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	77.0	77.0	74.2	0.02%
Shweiki Media Inc dba Study Breaks Magazine	(#,^)	4954 Space Center Drive, San Antonio, TX 78218	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/23/2028	64.7	64.7	67.2	0.02%
Sunshine Tents and Event Rentals LLC	(#,^)	2322 SW 58th Terrace, West Park, FL 33023	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/23/2028	52.0	52.0	54.3	0.02%
New York Label & Box Corp	(#,^)	50 Oval Drive, Islandia, NY 11749	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2043	1,215.0	1,215.0	1,351.5	0.43%
Sofasco, Inc	(#,^)	182 Garber Lane, Winchester, VA 22602	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/23/2043	97.2	97.2	104.5	0.03%
Kajun Martial Arts LLC	(#,^)	36546 Mission St., Prairieville, LA 70769	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2028	19.4	19.4	17.9	0.01%
GeoTek Alaska, Inc	(#,^)	2756 Commercial Drive, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2043	826.2	826.2	921.2	0.29%
RTSP Union LLC	(#,^)	2438 Route 22 East, Union, NJ 07083	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/20/2028	1,084.8	1,084.8	1,044.2	0.33%
Rexco Foods LLC dba Papa John's	(#,^)	18640 Fm 1488 Ste C, Magnolia, TX 77354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2028	36.7	36.7	33.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Cest Chic Concepts, LLC dba Salon Cest Chic	(#,^)	15231 Hall Station Rd Unit 104, Bowie, MD 20721	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/19/2028	9.7	9.7	9.0	—%
Camerabots Media, LLC	(#,^)	4501 Ford Ave Ste 207, Alexandria, VA 22302	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/16/2028	13.0	13.0	12.1	—%
Petroleum Equipment & Services, Inc	(#,^)	5631 Silverado Way Unit G, Anchorage, AK 99518	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/16/2028	215.7	215.7	225.2	0.07%
Bear Bones, Inc.	(#,^)	43 Libson St., Lewiston, ME 04240	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2043	21.9	21.9	24.9	0.01%
Rojenco II,Inc.	(#,^)	4357 Shore Drive, Virginia Beach, VA 23455	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	75.0	75.0	84.6	0.03%
Rojenco, Inc. dba Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Rd, Williamsburg, VA 23188	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	504.4	504.4	568.3	0.18%
CTD Operations Inc	(#,^)	219 Saint Nazaire Rd STE G, Broussard, LA 70518	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2028	57.5	57.5	52.9	0.02%
Rojenco, Inc. dba The Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Rd, Williamsburg, VA 23188	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	75.0	75.0	84.6	0.03%
Rojenco II, Inc.	(#,^)	4357 Shore Drive, Virginia Beach, VA 23455	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	391.2	391.2	440.7	0.14%
Summit Insights Group LLC	(#,^)	19 Briant Pkwy, Summit, NJ 07901	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/14/2028	39.1	39.1	35.3	0.01%
Dante Ultimate Cleaning Service LLC	(#,^)	16969 River Park Dr, Covington, LA 70345	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/9/2028	8.9	8.9	8.6	—%
SRG Waterfront LLC	(#,^)	88 District Square SW, Washington, DC 20005	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2028	250.9	250.9	229.9	0.07%
2b Mom Inc dba Mom's the Word Maternity	(#,^)	3150 18th St., Ste 435, San Francisco, CA 94110	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/9/2028	84.0	84.0	75.9	0.02%
Integrity Machinery Moving, LLC	(#,^)	9125 North Time Oil Rd, Portland, OR 97203	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/8/2028	19.4	19.4	20.3	0.01%
Treft Systems Inc	(#,^)	1050 Kings Highway North Ste #107, Cherry HIll, NJ 08034	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2028	12.9	12.9	11.8	—%
Unpainted Arizona, LLC dba Westside Bowl	(#,^)	2617 Mahoning Ave, Youngstown, OH 44509	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/7/2043	101.9	101.9	112.7	0.04%
Play4Fun dba Luv 2 Play	(#,^)	13722 Jamboree Rd, Irvine, CA 92602	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/7/2028	156.7	156.7	148.0	0.05%
Espinoza & Salinas Group Ltd dba Credit 360 Consulting	(#,^)	17806 IH 10Ste 300, SAN ANTONIO, TX 78257	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/2/2028	4.3	4.3	4.0	—%
BC Bishop Enterprises LLC dba 9Round Pooler	(#,^)	105-107 Grand Central Blvd, Pooler, GA 31322	Educational Services	Term Loan	Prime plus 2.75%	3/2/2028	7.2	7.2	6.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Stepping Stones Childrens Academy	(#,^)	720 Rancho Del Norte Drive, Las Vegas, NV 89031	Social Assistance	Term Loan	Prime plus 2.75%	3/2/2043	247.4	247.4	280.7	0.09%
Connie Engelbrecht	(#,^)	20640 Raven Drive, Eagle River, AK 99577	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2028	2.6	2.6	2.4	—%
The Law Offices of Samuel R Miller LLC	(#,^)	7405 Lake Worth Rd, Lake Worth, FL 33467	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2043	115.5	115.5	133.6	0.04%
Merciful Heavenly Homes, LLC	(#,^)	401 Dillar's Mill Rd, Tyner, NC 27980	Nursing and Residential Care Facilities	Term Loan	8%	2/28/2043	62.9	62.9	58.9	0.02%
Urban Fitness Group LLC dba Crunch Fitness Group LLC	(#,^)	2800 S IH-35, Ste 220, Round Rock, TX 78681	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2028	191.8	191.8	200.2	0.06%
Carey Collision Repairs Inc.	(#,^)	295 D Bucheimer Rd, Fredrick, MD 21701	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/27/2028	64.2	64.2	59.6	0.02%
Purely Seed LLC	(#,^)	11515 Lake Lane, Ste 102, Chisago, MN 55013	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/26/2028	107.0	107.0	96.6	0.03%
Betty's Catering Corp, Betty's Decoration & Wedding Center Inc.	(#,^)	94-33 Corona Ave, Corona, NY 11373	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/26/2043	348.4	348.4	403.0	0.13%
Carries Cakes and Catering, Inc dba Carrie's Cakes and Confections	(#,^)	4308 Holland Rd, Virginia Beach, VA 23452	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/23/2028	4.2	4.2	3.8	—%
Jackpine Technologies Corporation	(#,^)	Mill & Main Building 2 Ste 640, Maynard, MA 01754	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/22/2028	32.1	32.1	33.5	0.01%
Crossfit iQ LLC	(#,^)	346 Pike Rd, Bay 8 & 9, West Palm Beach, FL 33411	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/21/2028	36.4	36.4	33.8	0.01%
Wellfleet Consulting Inc.	(#,^)	2275 Research Blvd Ste 500, Rockville, MD 20850	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/21/2028	12.8	12.8	11.6	—%
New View Media Group LLC	(#,^)	1 Old Wolfe Rd Ste 205, Budd Lake, NJ 07828	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/16/2028	70.6	70.6	73.7	0.02%
Town & Country Transportation Co.	(#,^)	191-193 Arch St., New Britain, CT 06051	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/16/2028	57.4	57.4	59.9	0.02%
Lulinjett LLC dba All American Printing & Design	(#,^)	4621 Bayshore Rd, Fort Myers, FL 33917	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/14/2043	103.2	103.2	119.4	0.04%
JumboMarkets, Inc.	(#,^)	15500 SW Trail Drive, Indiantown, FL 34956	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/13/2028	177.7	177.7	166.3	0.05%
Margab Inc dba Smoothie King	(#,^)	14200 SW 8th St Unit #102, Miami, FL 33184	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/13/2028	10.9	10.9	10.1	—%
Tony Herring & Associates, Inc.	(#,^)	211 West Camellia Drive, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/9/2028	7.1	7.1	7.3	—%
Quality Machine of Iowa, Inc	(#,^)	1040 4th Ave, Audubon, IA 50025	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/9/2028	1,144.4	1,144.4	1,123.3	0.36%
Start "UP "Dreams, Inc dba SDC Concrete and Start"UP" Dream Constructi	(#,^)	30521 134th St SE, Sultan, WA 98294	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/9/2028	64.2	64.2	61.4	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Apps Inc., Market Share, and Singular Leaseholdings LLC	(#,^)	800 Village Walk #159, Guilford, CT 06437	Telecommunications	Term Loan	Prime plus 2.75%	2/8/2028	447.8	447.8	404.2	0.13%
De La Vega LLC dba De La Vega Deland and De La Vega Oviedo	(#,^)	128 North Woodland Blvd, Deland, FL 32720	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2028	67.9	67.9	63.7	0.02%
Macrotech Integrated Management Solutions dba Extreme Lawn Care	(#,^)	2425 Durrance LN, Ormond Beach, FL 32174	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/5/2028	10.3	10.3	10.7	—%
Midlothian Hardware Inc dba Grills True Value	(#,^)	4751 West 147th St., Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	2/2/2028	12.8	12.8	13.4	—%
M&R Wong LLC	(#,^)	1345 North Shepherd Dr, Houston, TX 77008	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2028	10.2	10.2	9.2	—%
Chace Building Supply of CT Inc.,	(#,^)	90 Route 171, Woodstock, CT 06281	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	1/31/2043	290.9	290.9	336.4	0.11%
Rocco'sLandscaping LLC	(#,^)	151 Kitts Lane, Newington, CT 06111	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2043	72.7	72.7	84.1	0.03%
USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	2290 NW 21st Terrace, Miami, FL 33142	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/31/2028	12.7	12.7	11.8	—%
WydeBodi, LLC dba Wyde Bodi Auto Tags	(#,^)	706 North 37th St., Philadelphia, PA 19104	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/30/2043	46.0	46.0	51.8	0.02%
New Phaze Packaging Inc	(#,^)	9533 Irondale Ave, Los Angeles, CA 91311	Paper Manufacturing	Term Loan	Prime plus 2.75%	1/26/2043	929.7	929.7	1,071.9	0.34%
Parati USA Inc	(#,^)	1018 Wilt Ave, Ridgefield, NJ 07657	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	1/25/2028	14.4	14.4	13.0	—%
Concrete Services LLC and James Ward	(#,^)	24 County Rd 901, Jemison, AL 35085	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/25/2028	85.0	85.0	81.4	0.03%
Southside BBQ Corp	(#,^)	16032 South Highway 16, Cherokee, TX 76832	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/25/2028	16.6	16.6	17.3	0.01%
Flair Interiors, Inc dba Giant Don's Flooring America	(#,^)	7725 Old Seward Highway, Anchorage, AK 99502	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	1/24/2028	116.8	116.8	121.9	0.04%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd, Juliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/23/2028	6.4	6.4	6.0	—%
Lavish Specs Inc	(#,^)	262 Glen St., Glen Cove, NY 11542	Machinery Manufacturing	Term Loan	Prime plus 2.75%	1/19/2028	6.4	6.4	5.8	—%
Friend Contractors, LLC	(#,^)	1950 Mill Bay Rd, Kodiak, AK 99615	Construction of Buildings	Term Loan	Prime plus 2.75%	1/19/2043	225.3	225.3	249.9	0.08%
Weeping Willow Kennels, Inc.	(#,^)	6041 Hammond School Rd, Salisbury,, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2028	8.9	8.9	9.3	—%
Lou & Choo Enterprises Inc dba Lou & Choo Lounge	(#,^)	2101,2103 & 2105 West Hunting Park Ave, Philadelphia, PA 19140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2043	111.6	111.6	123.0	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
MedWorxs Inc.	(#,^)	6857 Timbers Dr., Evergreen, CO 80439	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2028	66.9	66.9	60.4	0.02%
Specialized Dairy Processors LLC and Nathaly Zapata	(#,^)	2200 N Commerce Pkwy, Weston, FL 33326	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/16/2028	55.2	55.2	49.9	0.02%
Impress Therapeutic Massage LLC	(#,^)	3145 Suntree Blvd Ste 102, Rockledge, FL 32955	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/8/2043	61.1	61.1	69.2	0.02%
Human Resource Time Manager LLC	(#,^)	2737 Humphrey St., East Elmhurst, NY 11369	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/8/2028	13.1	13.1	13.7	—%
Sandfree Systems LLC	(#,^)	116 Cricket Ave Ste B, Ardmore, PA 19003	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/5/2028	6.4	6.4	6.7	—%
Crad Holding LLC dba Neighborhood Laundry of Bloomfield	(#,^)	60 Dodd St., Bloomfield, NJ 07003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/5/2028	53.1	53.1	48.3	0.02%
Social Link LLC	(#,^)	41Peabody St., Nashville, TN 37210	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	9.5	9.5	8.6	—%
Farec, Inc	(#)	30250 W Nine Mile Rd, Farmington, MI 48336	Amusement, Gambling, and Recreation Industries	Term Loan	7.5%	12/29/2042	242.4	242.4	219.9	0.07%
Morrocco Method, Inc	(#,^)	800 Farroll Rd, Grover Beach, CA 93433	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	704.3	704.3	798.3	0.26%
Muckamuck Trucks, Inc.	(#,^)	510 S Spring St., Ukiah, CA 95482	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	11.6	11.6	11.3	—%
O'Rourke's Diner, LLC	(#,^)	728 Main St., Middleton, CT 06457	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	3.2	3.2	3.2	—%
Dudeck Enterprise LLC dba Detail Garage Las Vegas	(#,^)	2360 South Rainbow Blvd, Ste 3, Las Vegas, NV 89146	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/22/2027	13.7	13.7	14.3	—%
Anderson Farms Inc	(#)	271 West Highway 30, Burley, ID 83318	Truck Transportation	Term Loan	7.5%	12/22/2027	4,304.3	4,304.3	3,542.7	1.13%
Medical Plaza of Boro Park PC	(#,^)	1266 51St 1st Floor, Brooklyn, NY 11219	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	52.7	52.7	47.4	0.02%
Lab Partner, LLC and Beechtree Diagnostics, LLP and Cottonwood Diag	(#,^)	12351 Gateway Park Place, Draper, UT 84020	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	656.1	656.1	599.1	0.19%
Salida Family Chiropractic-PPLC dba Salida Sport and Spine	(#,^)	203 G St., Salida, CO 81201	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	10.1	10.1	9.1	—%
Landmark Ventures USA Inc	(#,^)	475 Park Ave South 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	12/22/2027	52.7	52.7	47.4	0.02%
Jacliff Investments Inc dba International Heal	(#,^)	2355 South 1070 West, Ste D, Salt Lake City, UT 84119	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/22/2027	42.1	42.1	38.0	0.01%
CT Auto Spa LLC	(#,^)	39 Albany Turnpike, West Simsbury, CT 06092	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2027	183.6	183.6	191.2	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Blue Lagoon Resort, LLC dba Hill View Cottages	(#,^)	3670 Lake Shore Drive, Lake George, NY 12845	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	181.1	181.1	209.2	0.07%
DHD Enterprise LLC dba Edible Arrangements #1699	(#,^)	828 Washington Ave, Miami Beach, FL 33139	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	19.3	19.3	18.1	0.01%
DBMS Consulting, Inc.	(#,^)	164 West 83rd St.- Units CF1 and CF2, New York, NY 10024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2027	63.7	63.7	62.6	0.02%
Best Quality Home Care LLC	(#,^)	317 S Berry St., Centralia, WA 98531	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/19/2027	5.9	5.9	5.3	—%
Auto Excellance of Fort Myers Inc.	(#,^)	3105 Fowler St., Fort Myers, FL 33901	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/19/2042	102.8	102.8	118.8	0.04%
Ocean Trans LLC & Dehal Trucking LLC	(#,^)	1415 W. Anderson St., Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2042	598.7	598.7	639.0	0.20%
Capital Containers LLC	(#,^)	7610 Auburn Blvd #4B, Citrus Heights, CA 95610	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2027	19.0	19.0	17.5	0.01%
Peanut Butter & Co., Inc	(#,^)	119 West 57th St., Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2027	189.7	189.7	170.8	0.05%
JMD Aviation Holdings, LLC	(#,^)	8050 North West 90th St., Medley, FL 33166	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2027	422.2	422.2	438.4	0.14%
1-0 Granny's Helpful Hands, LLC	(#,^)	705 East Lake St., Minneapolis, MN 55407	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2027	19.0	19.0	17.3	0.01%
Legion Bowl, Inc & Legion Pub Inc	(#,^)	661 Park St., Cranston, RI 2910	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/15/2042	323.2	323.2	373.3	0.12%
Barcade Holdings, LLC ,Barcade LLC,& Barcade New Haven LLC	(#,^)	148 West 24th St., New York, NY 10011	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	12/14/2027	53.1	53.1	48.8	0.02%
Beale Street Blues Company Inc.dba B.B. King's Club-Memphis	(#,^)	149 Monroe Ave, Memphis, TN 38103	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2027	849.3	849.3	771.3	0.25%
LP Industries Inc. dba Childforms	(#,^)	2040 Norwood St. SW, Lenoir, NC 28645	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	64.2	64.2	64.1	0.02%
Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc. d	(#,^)	34 35th St., Brooklyn, NY 11232	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	81.4	81.4	82.8	0.03%
Atlas Geo-Constructors, LLC	(#,^)	3466 Thomasville Rd, Winston Salem, NC 27107	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2027	256.3	256.3	254.4	0.08%
Royalty Freight Inc	(#,^)	3728 W Mckinley Ave, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2027	580.7	580.7	523.0	0.17%
KR Calvert & Co, LLC	(#,^)	113 Seaboard Lane #C-270, Franklin, TN 37067	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/14/2027	435.9	435.9	394.2	0.13%
AADJ Empire Inc and AADJ Galaxy Inc.	(#,^)	1599 Post Rd, Warwick, RI 2888	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2042	175.4	175.4	190.3	0.06%
Heung Kyun Im	(#,^)	6235 Conlan Bay Drive, Houston, TX 77041	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2027	13.0	13.0	11.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Hardway Inc & AFC Leasing Inc	(#,^)	12533 S. 73rd E. Place, Bixby, OK 74008	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2027	762.4	762.4	686.6	0.22%
Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Drive, Memphis, TN 38134	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2042	84.7	84.7	93.6	0.03%
LPB LPB Property Management Inc dba Wilderness View Cabins & Ellijay C	(#,^)	498 Wilderness View, Chatsworth, GA 30705	Real Estate	Term Loan	Prime plus 2.75%	12/12/2042	96.8	96.8	111.6	0.04%
Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 78550	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/12/2027	389.1	389.1	383.0	0.12%
A-1 Van Services Inc	(#,^)	154 Sandy Creek Rd, Verona, PA 15147	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/12/2027	606.5	606.5	602.2	0.19%
Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation	(#,^)	3031 Patrick St, Kissimmee, FL 34741	Air Transportation	Term Loan	8.25%	12/12/2027	446.7	446.7	363.2	0.12%
Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC	(#,^)	1120 Wren School Rd, Piedmont, SC 29673	Gasoline Stations	Term Loan	Prime plus 2.75%	12/12/2027	41.9	41.9	37.8	0.01%
Big Picture Group LLC	(#,^)	935 N La Jolla, Los Angeles, CA 90046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2027	318.0	318.0	299.0	0.10%
The Ohio Valley Group Inc dba Ohio Valley Landscapes & Design	(#,^)	16965 Park Circle Drive, Chagrin Falls, OH 44023	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/12/2027	12.6	12.6	11.8	—%
Clear Sound Communications, Inc	(#,^)	680 Old Medford Ave, Medford, NY 11763	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/8/2027	3.2	3.2	2.9	—%
AV Strategy Inc	(#,^)	9468 American Eagle Way Ste 100, Orlando, FL 32837	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/8/2027	373.0	373.0	359.8	0.12%
JVLS LLC dba Vaccines 2 Go	(#,^)	4060 Johns Creek Pkwy, Ste H, Suwanee, GA 30024	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/7/2027	12.6	12.6	11.4	—%
Kim Howard Corp dba NPN Machine Tools	(#,^)	9130 Wayfarer Lane, Houston, TX 77075	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/7/2042	562.5	562.5	648.7	0.21%
IHC Hardware Inc.	(#,^)	614 Broad St., Story City, IA 50248	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/6/2042	97.0	97.0	104.1	0.03%
ODS Inc	(#,^)	626 N Delsea Drive, Glassboro, NJ 08028	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/6/2027	41.3	41.3	39.4	0.01%
Healthcare Interventions, Inc dba Brightstar Healthcare of & Brightsta	(#,^)	5300 W. Atlantic Ave. Ste 501, Delray Beach, FL 33484	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/4/2027	12.6	12.6	11.4	—%
Oil Palace, Inc.	(#,^)	10408 Highway 64 East, Tyler, TX 75707	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	957.4	957.4	1,105.9	0.35%
Salud Bar & Grill LLC	(#,^)	1413 Bushwick Ave, Brooklyn, NY 11207	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	47.4	47.4	42.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Linda Jean Howard Riley dba The Rusty Bolt	(#,^)	22345 W. Rt 66, Seligman, AZ 86337	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/1/2042	20.3	20.3	23.5	0.01%
Utara LLC	(#,^)	214 Pine St, Sandpoint, ID 83864	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	19.6	19.6	18.7	0.01%
Square1 Partners, LLC	(#,^)	1088 Greenbriar Lane, Northbrook, IL 60062	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/1/2027	52.8	52.8	47.6	0.02%
WTI Distribution Inc	(#,^)	14277 Ramona Ave, Chino, CA 91710	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/30/2027	33.4	33.4	32.6	0.01%
Fortress Verve Inc, Maurice R. Margules and Antonie C. Reinhard	(#,^)	1 Jackson St., Troy, NY 12180	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/30/2027	87.7	87.7	91.3	0.03%
Create- A- Stitch, Inc	(#,^)	3585 SW 10th St., Pompano Beach, FL 33069	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2042	84.5	84.5	96.7	0.03%
Skin Beauty Bar Inc. and Tameka J. Mathis	(#,^)	749 8th St. SE 2nd Floor, Washington, DC 20003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2027	7.5	7.5	7.0	—%
J. Venture Holdings, LLC	(#,^)	2285 St. Andrews Ave, Zachary, LA 70791	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2027	10.4	10.4	10.8	—%
OPH Lexington, Inc	(#,^)	235 Walton Ave, Lexington, KY 40502	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	187.5	187.5	216.5	0.07%
Our Playhouse Preschool, LLC	(#,^)	3501 NC Highway 54 W, Chapel hill, NC 27516	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	230.5	230.5	266.2	0.09%
Beacon Brewing LLC and C' Sons, LLC	(#,^)	700 Lincoln St., Lagrange, GA 30204	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	122.7	122.7	141.7	0.05%
JMD Corporation dba Dart's True Value	(#,^)	121 South Main St., Payette, ID 83661	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/22/2027	15.6	15.6	15.2	—%
Webtez Inc dba Mod Vans	(#,^)	1673 Donlon St., Ste 202, Ventura, CA 93003	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/22/2027	58.5	58.5	53.0	0.02%
Step Up Academy of the Arts, LLC	(#,^)	2258A Wigwam Pkwy, Henderson, NV 89074	Educational Services	Term Loan	Prime plus 2.75%	11/22/2027	13.2	13.2	11.9	—%
Cali Fit Meals	(#,^)	3450 East Orangethrope Ave, Anaheim, CA 92806	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	18.8	18.8	18.4	0.01%
Grumpy's Restaurant Company, LLC	(#,^)	834 Kingsley Ave, Orange Park, FL 32073	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	59.5	59.5	53.7	0.02%
PB Market LLC dba Pure Barre	(#,^)	164-C Market St, Charleston, SC 29401	Educational Services	Term Loan	Prime plus 2.75%	11/21/2027	90.7	90.7	81.9	0.03%
B Lam LLC	(#,^)	9419 Kenwood Rd, Cincinnati, OH 45242	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/20/2042	175.1	175.1	198.5	0.06%
Maya Motel, LLC dba Town House Motel	(#,^)	1701 Washington Ave, Waco, TX 76701	Accommodation	Term Loan	Prime plus 2.75%	11/17/2042	55.1	55.1	63.6	0.02%
SSI Refrigerated Express Inc. and Robert M Stallone	(#,^)	1001 E. Cooley Drive Ste 102, Colton, CA 92324	Truck Transportation	Term Loan	Prime plus 2.75%	11/17/2027	52.7	52.7	48.6	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Jacob's Towing, Inc.dba Jacob's Automotive Locksmith & Jacob's Auto Re	(#,^)	558 West Main St., Lebanon, OH 45036	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/17/2027	41.8	41.8	39.5	0.01%
Southern Specialty Contractor, LLC & Ronald David Holbrook Jr.	(#,^)	1990 Flippen Rd, Stockbridge, GA 30281	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/17/2027	44.3	44.3	40.3	0.01%
Murf & Sons LLC	(#,^)	3821 Pleasant Hill Rd, Store #B-107, Kissimmee, FL 34746	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2027	139.1	139.1	127.3	0.04%
H & H Hotshot Services, Inc.	(#,^)	5455 N. 51st Ave Ste 30, Glendale, AZ 85301	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/16/2027	58.5	58.5	55.1	0.02%
J R Wholesale Tires & Auto Center, LLC	(#,^)	822 Cameron Lane, Lugoff, SC 29078	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/15/2042	13.0	13.0	15.1	—%
Auto Rx LLC,J&P Auto Repair Inc	(#,^)	91 & 95 Woodbury Rd, Hicksville, NY 11801	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2042	189.6	189.6	218.2	0.07%
Marcaco LLC	(#,^)	124 Lincoln Ave, Colonie, NY 12205	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	11/15/2042	504.8	504.8	583.1	0.19%
Paramount Dance Studios Inc. and Homestead Dance Supply	(#,^)	112 N Krome Ave, Homestead, FL 33030	Educational Services	Term Loan	Prime plus 2.75%	10/14/2043	456.1	456.1	510.6	0.16%
Wing King at the Gardens LLC	(#,^)	4235 South Fort Apache Rd, Ste 250, Las Vegas, NV 89147	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2027	8.1	8.1	7.3	—%
Hofgard & Co, Inc dba Hofgard Benefits and James Marsh	(#,^)	400 S. McCaslin Blvd, Ste 201, Louisville, CO 80027	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/8/2027	12.5	12.5	11.3	—%
JNP Delivery Inc	(#,^)	4500 North Providence # 7, Appleton, WI 54913	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/7/2027	93.6	93.6	90.0	0.03%
His Loving Hands Christian Academy, Inc.	(#,^)	15020 Harrison St., Miami, FL 33176	Social Assistance	Term Loan	Prime plus 2.75%	11/6/2042	88.7	88.7	100.5	0.03%
S & S Auto Body Shop Inc.	(#,^)	5001 W. Clay St., Richmond, VA 23230	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/3/2042	159.4	159.4	183.1	0.06%
Sterling Campbell Insurance Agency, Inc	(#,^)	36359 North Gantzel Rd Ste 102, San Tan Valley, AZ 85140	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/3/2027	6.3	6.3	5.6	—%
Top Quality Dent Service LLC	(#,^)	1541 Vapor Trail, Colorado Springs, CO 80905	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/2/2027	5.1	5.1	4.6	—%
Edge Studios Inc Radiant Yoga LLC	(#,^)	448 Howe Ave, Sacramento, CA 95825	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/1/2027	55.6	55.6	51.3	0.02%
Berza TLG,LLC dba The Little Gym of Lake Charles	(#,^)	1301 E McNeese St., Ste 201, Lake Charles, LA 70607	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/31/2027	35.2	35.2	32.3	0.01%
Rachael Reel dba Rachel Reel Insurance Age	(#,^)	208 Bank St., Lenoir, TN 37771	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/31/2027	6.2	6.2	5.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Die Hard Used Car Sales	(#,^)	1668 West Grand Ave, Phoenix, AZ 85007	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/30/2042	54.4	54.4	62.8	0.02%
The Five Lakes LLC	(#,^)	13705 Holmes Rd, Kansas City, MO 64154	Educational Services	Term Loan	Prime plus 2.75%	10/30/2042	458.3	458.3	529.4	0.17%
Sage Oil LLC	(#,^)	8913 Egyptian Ave, Las Vegas, NV 89143	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/27/2027	8.3	8.3	7.6	—%
Blue Eagle Transport Inc , Golden Eagle Transport, Inc & Green Eagle T	(#,^)	377 Boston Post Rd Unit B, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/27/2027	31.1	31.1	28.8	0.01%
Ashore Ventures Inc dba PuroClean Professional Restoration	(#,^)	909 SE Everett Mall Way Ste A-140, Everett, WA 98208	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2027	12.1	12.1	11.2	—%
Suzie LLC dba Tony D's Restaurant	(#,^)	92 Huntington St., New London, CT 06320	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2042	84.4	84.4	96.5	0.03%
Grand Blanc Lanes, Inc.	(#,^)	5301 S. Saginaw Rd, Flint, MI 48507	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/25/2027	12.4	12.4	13.0	—%
Schafer Fisheries Inc	(#,^)	21985 Waller Rd, Fulton, IL 61252	Food Manufacturing	Term Loan	Prime plus 2.75%	10/25/2027	29.0	29.0	30.2	0.01%
Action Physical Therapy Yoga and Wellness Center Inc.	(#,^)	5811 S Westnedge Ave, Portage, MI 49002	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/24/2027	18.8	18.8	18.9	0.01%
Looky Enterprises, LLC	(#,^)	1175 Surlington Ave, Ste 101, Leland, NC 28451	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/18/2027	55.2	55.2	51.1	0.02%
Island Refrigeration & AC Inc	(#,^)	3201 Flagler Ave, Unit 510 & 511, Key West, FL 33040	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/18/2042	127.9	127.9	143.0	0.05%
H and K Dry Cleaning LLC ,Quintero Shopping Center LLC,Aqua Laundry, L	(#,^)	1227 Burnside Ave, East Hartford, CT 06108	Electronics and Appliance Stores	Term Loan	7.88%	10/17/2042	62.1	62.1	58.2	0.02%
Blueridge Armor LLC	(#,^)	1495 Highway 74-A Bypass, Ste 150192, Spindale, NC 28160	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/17/2027	6.8	6.8	6.6	—%
Albas Bar & Grill LLC	(#,^)	221 Self Main St., Homer City, PA 15748	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/13/2042	43.9	43.9	47.3	0.02%
Cortez Landscaping, LLC	(#,^)	4 Powder Rd, Norwalk, CT 06854	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/13/2027	15.9	15.9	15.2	—%
On Call Services LLC	(#,^)	15060 281St Ave NW, Zimmerman, MN 55398	Construction of Buildings	Term Loan	Prime plus 2.75%	10/13/2027	14.9	14.9	15.5	—%
Crawfordsville Fitness LLC dba Planet Fitness	(#,^)	1632 Bush Lane, Crawfordsville, IN 47933	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/13/2027	102.9	102.9	95.3	0.03%
Pro Anderson, LLC	(#,^)	1092 Hampton Inn Way, Ste 400, Jacksonville, NC 28546	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	44.8	44.8	41.0	0.01%
Sandbox Ventures LLC	(#,^)	1857 A Elmdale Ave, Glenview, IL 60026	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	16.2	16.2	16.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Eye Optique Inc.	(#,^)	10800 Alpharetta Highway, Ste 220, Roswell, GA 30076	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/5/2027	12.4	12.4	11.2	—%
Ains Holding Company LLC	(#,^)	121 Fulton St., New York, NY 10038	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	10/2/2027	72.1	72.1	66.6	0.02%
Becky Lou Corp dba Rent A Center	(#,^)	3578 Route 611, Ste 210, Bartonsville, PA 18321	Rental and Leasing Services	Term Loan	Prime plus 2.75%	10/2/2027	75.4	75.4	72.5	0.02%
Dan Cline Transport Inc.	(#,^)	501 State Drive, Mount Vernon, MO 65712	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2030	869.9	869.9	882.8	0.28%
Threads of Time LLC	(#,^)	207 S Buchanan St., Danville, IL 61832	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/29/2042	132.5	132.5	152.4	0.05%
Miechella Suzette Decker	(#,^)	3515 Main St., Exmore, VA 23350	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/29/2042	97.5	97.5	115.0	0.04%
Harco Metal Products Inc	(#,^)	7895 East Acoma Drive Ste 102, Scottsdale, AZ 85260	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	474.7	474.7	536.6	0.17%
Sashshel Corporation	(#,^)	676 Franklin Blvd, Somerset, NJ 08873	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2042	204.9	204.9	241.8	0.08%
Chicago American Manufacturing LLC, Dockside Steel ProcessingLLC and S	(#,^)	4500 W 47th St., Chicago, IL 60632	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	1,205.0	1,205.0	1,397.9	0.45%
Pets A Go Go LLC	(#,^)	589 North State Rd, Briarcliff Manor, NY 10510	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/28/2042	191.8	191.8	223.5	0.07%
Rhode Island Tennis Management LLC	(#,^)	636 Centerville Rd, Warwick, RI 2886	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	530.8	530.8	610.1	0.20%
Nicholson Lumber Co Inc.	(#,^)	377 Main St., Nicholson, PA 18446	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2030	189.2	189.2	202.2	0.06%
Rhode Island Tennis Management LLC	(#,^)	636 Centerville Rd, Warwick, RI 2886	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	369.6	369.6	424.8	0.14%
National Media Services, Inc	(#,^)	5091 Lexington Blvd, Fort Meyers, FL 33919	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2027	15.4	15.4	15.0	—%
Technologist Inc	(#,^)	1820 North Fort Myer Drive Ste 530, Arlington, VA 22209	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2027	203.7	203.7	214.4	0.07%
Complete Care IT LLC	(#,^)	4801 South University Drive, Ste 125, Davie, FL 33328	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2027	12.1	12.1	11.8	—%
Rollins Construction & Trucking LLC	(#,^)	893 South 120 East, Milford, UT 84751	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2027	272.3	272.3	284.3	0.09%
Inspirations Food Design, Inc	(#,^)	1338 Memorial Ave, West Springfield, MA 01089	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/26/2042	455.9	455.9	526.9	0.17%
KB Waterjet Cutting LLC	(#,^)	4330 Parker Lane, Addis, LA 70710	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2027	8.4	8.4	8.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn	(#,^)	4864 Arthur Kill Rd Units 102,103,104 & 105, Staten Island, NY 10309	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2027	18.5	18.5	18.1	0.01%
Sallee Pro-Custom Fabrication Shop LLC	(#,^)	8865 North County Rd 600 W, Scipio, IN 47273	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/21/2027	7.4	7.4	7.8	—%
Sound Manufacturing, Inc. & Monster Power Equipment, Inc.	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	163.9	163.9	168.1	0.05%
Commonwealth Diagnostics International, Inc	(#,^)	39 Norman St. a/k/a 1 Holyoke Square, Salem, MA 01970	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	1,040.7	1,040.7	1,095.3	0.35%
Insight Diagnostic Technologist Services	(#,^)	2030 Forest Ave, Ste 110, San Jose, CA 95128	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	262.8	262.8	261.4	0.08%
CR Park Incorporated dba Define Body and Mind	(#,^)	49 W. Allandale Ave, Allendale, NJ 07401	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	67.1	67.1	66.9	0.02%
Alpha Preparatory Academy LLC	(#,^)	4462 Mink Livsey Rd, Snellville, GA 30039	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	156.5	156.5	179.4	0.06%
Montessori Community School	(#,^)	123 South Navarra Drive, Scotts Valley, CA 95066	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	283.0	283.0	325.5	0.10%
Denek Contracting Inc and Denek Leasing LLC	(#,^)	451 E. Wilson Ave, Pontiac, MI 48341	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/20/2042	202.1	202.1	238.2	0.08%
Max Home Deliveries, Inc	(#,^)	77 Van Buren St., Port Jefferson Station, NY 11776	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/20/2027	65.9	65.9	66.3	0.02%
Imagine By Carleen, Inc.	(#,^)	1404 Del Prado Blvd South, Units 100 & 105, Cape Coral, FL 33904	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2027	6.2	6.2	6.4	—%
NY Tent LLC & NY Tent Parent, LLC dba Tent Company of New York	(#,^)	1401 Lakeland Ave, Bohemia, NY 11716	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/20/2027	846.1	846.1	871.2	0.28%
CIS BIG DOG, LLC	(#,^)	8920 US HWY, 62 WEST, Cynthiana, KY 41031	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/19/2027	53.3	53.3	56.1	0.02%
Stone's Construction and Remodeling, LLC	(#,^)	5210 Kaylin Drive, Akron, OH 44319	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/19/2027	4.3	4.3	4.2	—%
Party By Design Inc.	(#,^)	61 Strafello Drive, Avon, MA 2322	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2042	1,185.5	1,185.5	1,356.0	0.43%
Li Family Spokane LLC	(#,^)	21 E. Lincoln Rd, Spokane, WA 99208	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2042	370.4	370.4	432.4	0.14%
Clinton Food Market LLC	(#,^)	196 East Main St., Clinton, CT 06413	Gasoline Stations	Term Loan	Prime plus 2.75%	9/15/2042	246.4	246.4	283.9	0.09%
Tarleton & Family Landscaping, LLC	(#,^)	125 E Center St., Midland Park, NJ 07432	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/15/2027	68.5	68.5	68.0	0.02%
Alaska Motor Home Inc	(#,^)	6633 Brayton Dr, Anchorage, AK 99507	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/13/2027	272.7	272.7	265.5	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Fox Valley Rentals & Investments, LLC	(#,^)	2906 E. Newberry St., Appleton, WI 54915	Food Services and Drinking Places	Term Loan	Prime plus 3.75%	9/13/2027	6.2	6.2	6.7	—%
Nails By Mercede LLC	(#,^)	2994 and 2996 Edgewater Drive, Orlando, FL 32804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2027	11.7	11.7	11.9	—%
Town & Country Transportation Co. and Popco, LLC.	(#,^)	191 Arch St., New Britain, CT 06051	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/12/2042	163.6	163.6	192.8	0.06%
Rajbai Maa Inc. dba Nara Lounge	(#,^)	244-252 Atwells Ave, Providence, RI 2903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2042	374.7	374.7	425.3	0.14%
Health & Performance Center, LLC	(#,^)	1862 Craigshire Rd, Saint Louis, MO 63146	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2027	16.8	16.8	16.3	0.01%
Morgan Lynn Kerstetter dba Catherine School of Dance	(#,^)	315 Mill St. 3rd Floor, Danville, PA 17821	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/11/2027	6.2	6.2	6.5	—%
Foxtail, LLC and Tottly New Services Corp	(#,^)	1481 Highland Ave, Cheshire, CT 06410	Social Assistance	Term Loan	Prime plus 2.75%	9/8/2042	280.6	280.6	323.5	0.10%
Echelon Planning Group, LLC dba Echelon Financial Services and Echelon	(#,^)	5 Greenleaf Drive, Unit 201, Portsmouth, NH 3801	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/8/2027	6.2	6.2	6.4	—%
Crazy Beatz Productions LLC	(#,^)	20014 NE 138th St., Kearney, MO 64060	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 3.75%	9/7/2027	4.4	4.4	4.5	—%
South Fulton Landscape & Nursery, Inc.	(#,^)	3415 Enon Rd, College Park, GA 30349	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/7/2042	96.4	96.4	113.6	0.04%
Dreaming Big Learning Center Inc	(#,^)	3301 W Oak St, Kissimmee, FL 34741	Social Assistance	Term Loan	Prime plus 2.75%	9/5/2042	362.2	362.2	417.1	0.13%
Big Coop's Trucking LLC	(#,^)	3066 Misty Creek Drive., Swartz, MI 48473	Truck Transportation	Term Loan	Prime plus 2.75%	9/1/2027	82.3	82.3	84.0	0.03%
Blue EagleTransport Inc, Greeneagle Transport Inc & Golden Eagle Tran	(#,^)	377 Boston Post Rd, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/31/2027	312.5	312.5	309.3	0.10%
Busby Outdoor LLC	(#,^)	1734 Wansley Rd, Laurel, MS 39440	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	684.7	684.7	753.3	0.24%
Busby Outdoor LLC	(#,^)	1734 Wansley Rd, Laurel, MS 39440	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	537.9	537.9	591.8	0.19%
Lake County Tow LLC	(#,^)	15409 Country Rd 565A, Clermont, FL 34711	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/25/2042	84.2	84.2	96.7	0.03%
Parlay Disributors LLC	(#,^)	20 Medford Ave, Ste 104, Patchogue, NY 11772	Educational Services	Term Loan	Prime plus 2.75%	8/25/2027	90.7	90.7	89.1	0.03%
InUSA Ventures Inc dba InUSA Services	(#,^)	3015 San Pablo Ave, Ste 511, Berkeley, CA 94702	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	8/24/2027	20.4	20.4	19.9	0.01%
Genuine Ventures LLC and Seaweed Ventures LLC	(#,^)	432 S Franklin St, Juneau, AK 99801	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2030	488.0	488.0	506.7	0.16%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
R & R Strength & Conditioning Corp dba Crossfit Light House Point	(#,^)	3701 NE 12th St., Pompano Beach, FL 33064	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/23/2042	79.4	79.4	93.6	0.03%
Delicias de Minas Restaurant, LLC	(#,^)	168-170 McWhorter St., Newark, NJ 07105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2027	167.5	167.5	175.0	0.06%
Damiano Global Corp	(#,^)	333 Birch Hills Drive, Rochester, NY 14622	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	18.4	18.4	18.7	0.01%
L&V Auto Sales, Inc.	(#,^)	1504 West Franklin Blvd, Gastonia, NC 28052	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/21/2027	14.7	14.7	15.4	—%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd Ste. 109 & 111, Joliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/18/2027	15.4	15.4	15.3	—%
Tony Herring & Associates, Inc	(#,^)	211 West Camellia Drive, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/17/2027	6.1	6.1	6.0	—%
Chester's World Enterprise LLC	(#,^)	140 W Alameda Drive, Ste 104, Tempe, AZ 85282	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/16/2027	18.4	18.4	18.3	0.01%
D'Amato & Sons Construction, Inc.	(#,^)	117 Oak St., Amityville, NY 11701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/11/2027	6.7	6.7	6.8	—%
L & J Corporate Services Inc	(#,^)	866 NW 110th Ave, Coral Springs, FL 33071	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2027	6.0	6.0	5.8	—%
Furniture Masters Limited Liability Company	(#,^)	160 Mount Pleasant Ave, Newark, NJ 07104	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/3/2027	7.3	7.3	7.1	—%
HMG Strategy LLC,	(#,^)	191 Post Rd W., Westport, CT 06880	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2027	38.7	38.7	37.7	0.01%
Hope Health Care, LLC	(#,^)	2945 Main St., Stratford, CT 06614	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/31/2027	8.5	8.5	8.3	—%
Raffi's Inc dba Atlantic Auto Center	(#,^)	1809 Roane St., Richmond, VA 23222	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2027	11.5	11.5	12.1	—%
Royal Blue Investments, Inc. and Cleland Pharmacy LLC	(#,^)	202 S. 1st St., Wakeeny, KS 67672	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/31/2042	50.9	50.9	59.6	0.02%
Sharon G McMillen, MA Psychologist, Inc.	(#,^)	216 West Main St, Kingwood, WV 26537	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/28/2027	15.0	15.0	14.6	—%
HQTRONIC LLC	(#,^)	10135 S. Roberts Rd, Ste. 209, Palos Hills, IL 60465	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/27/2027	18.2	18.2	17.7	0.01%
Oberon IT, Inc.	(#,^)	1404 W. Walnut Hill Lane, Irving, TX 75038	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/26/2027	176.9	176.9	178.0	0.06%
Gilles Peress Studio LLC	(#,^)	76 Lafayette Ave, Brooklyn, NY 11217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2027	52.0	52.0	50.7	0.02%
Obok LLC	(#,^)	2720 S. Havana St., Unit H, Aurora, CO 80014	Food Manufacturing	Term Loan	Prime plus 2.75%	7/21/2027	9.7	9.7	9.9	—%
Ocean Trans LLC	(#,^)	1415 W Andersonr Way, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	7/21/2027	32.1	32.1	31.2	0.01%
Lil Tots' Learning Center LLC	(#,^)	3042 S 78th St, Tampa, FL 33619	Social Assistance	Term Loan	Prime plus 2.75%	7/21/2042	28.8	28.8	33.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Matrix Z LLC	(#,^)	800 SW 21st Terrace, Fort Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 3.75%	7/19/2027	6.1	6.1	6.6	—%
Aitheras Aviation Group, LLC(OH) , Aitheras Aviation Group, LLC(FL)	(#,^)	2301 N Marginal Rd, Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus 2.75%	7/18/2027	666.8	666.8	651.9	0.21%
Wildflour Bakery & Cafe, LLC	(#,^)	5137 Clareton Drive, Ste 100,110 & 120, Agoura Hills, CA 91301	Food Manufacturing	Term Loan	Prime plus 2.75%	7/17/2027	18.2	18.2	19.1	0.01%
Koep Companies dba Pipestone True value	(#,^)	207 East Main St., Pipestone, MN 56164	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/14/2042	313.6	313.6	357.4	0.11%
Rocks Auto Exchange LLC	(#,^)	518 East.Main St., Westfield, IN 46074	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/13/2027	10.3	10.3	10.1	—%
McCord Holdings, Inc. dba Fast Signs 176101	(#,^)	7640 N. Wickham Rd, Melbourne, FL 32940	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/7/2027	15.2	15.2	15.0	—%
Thrifty Market Inc dba Thrifty Foods	(#,^)	702 10th St., Wheatland, WY 82201	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/6/2027	86.8	86.8	86.7	0.03%
New Chicago Wholesale Bakery Inc.	(#,^)	795 Touhy Ave, Elk Grove Village, IL 60007	Food Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	12.0	12.0	12.4	—%
J. T. O'Neill Company, L.L.C	(#,^)	19972 Willowin Farm Lane, Purcellville, VA 20132	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	12.0	12.0	11.7	—%
The Country House Restaurant, LLC and Pelton Real Estate, LLC	(#,^)	677 US Route 7, Pittsford, VT 5763	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	48.1	48.1	56.3	0.02%
Hamilton & Associates Real Estate and Investments Firm LLC	(#,^)	11776 West Sample Rd, Coral Springs, FL 33065	Real Estate	Term Loan	Prime plus 2.75%	6/30/2042	51.8	51.8	60.0	0.02%
JWH Designs, LLC	(#,^)	1111 Boston Post Rd, Rye, NY 10580	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2027	85.2	85.2	82.9	0.03%
J&M Civil Construction Services LLC	(#,^)	1221 County Rd 4371, Decatur, TX 76234	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	77.6	77.6	75.6	0.02%
Stiegelbauer Associates Inc.	(#,^)	63 Flushing Ave, Unit 101, Building 280, Brooklyn, NY 11205	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2027	247.3	247.3	259.7	0.08%
Best Bees Company	(#,^)	839 Albany St., Boston, MA 02119	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	6/29/2027	18.0	18.0	17.5	0.01%
Ocean Trans LLC and Dehal Trucking LLC	(#,^)	760 W. Charter Way, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2027	504.8	504.8	490.4	0.16%
Greensboro Plastic Surgical Associates, PA	(#,^)	2716 Henry St., Greensboro, NC 27405	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2042	555.1	555.1	637.2	0.20%
Intellixion LLC	(#,^)	7447 Egan Dr, Ste 110 A, Savage, MN 55378	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/29/2027	3.0	3.0	2.9	—%
Malhame & Company Publishers & Importers Inc.	(#,^)	180 Orville Rd, Bohemia, NY 11780	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/29/2027	72.6	72.6	70.6	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Oakhill Farms, LLC	(#,^)	15 Carl St., Johnston, RI 2919	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	86.6	86.6	93.5	0.03%
Akal Express Inc. dba Truck Trailer Service Stop	(#,^)	2901 I 40 West, Vega, TX 79092	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/28/2042	57.5	57.5	67.3	0.02%
Foxhop Fitness, LLC	(#,^)	4211 NW Federal Highway, Jensen Beach, FL 34957	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	74.6	74.6	72.9	0.02%
Old Dominion Transportation Group, Inc.	(#,^)	1308 Devils Reach Rd, Woodbridge, VA 22192	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2027	810.5	810.5	798.3	0.26%
Citibin, Inc.	(#,^)	254 36th St., Unit 25, Brooklyn, NY 11232	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/27/2027	100.2	100.2	97.4	0.03%
Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	(#,^)	211 East 25th St., Norfolk, VA 23504	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/27/2030	212.3	212.3	227.4	0.07%
WB Cleaners Inc. DBA $2.75 Cleaners	(#,^)	5101 University Park Way, Winston-Salem, NC 27106	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2027	13.1	13.1	13.8	—%
Ains Holding Company, LLC	(#,^)	122 West 26th St., New York, NY 10011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2027	887.7	887.7	874.1	0.28%
Four Seasons Laser Center Inc.	(#,^)	4720 NW 2nd Ave Unit D-104 and Unit D-105, Boca Raton, FL 33498	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/26/2042	211.4	211.4	243.3	0.08%
Rustic LLC	(#,^)	4779 State Rd AA, Tebbetts, MO 65080	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/23/2042	15.6	15.6	17.1	0.01%
Northern Industries, LLC	(#,^)	W 5585 Dehart Drive, Tomahawk, WI 54484	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/23/2042	55.4	55.4	65.1	0.02%
Vella Construction Enterprises, Inc. dba Vella Construction	(#,^)	318 28th Ave, San Mateo, CA 94403	Construction of Buildings	Term Loan	Prime plus 2.75%	6/23/2027	18.0	18.0	17.5	0.01%
Birches Group, LLC	(#,^)	228 East 45th St. 12th FL South, New York, NY 10017	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2027	40.1	40.1	38.9	0.01%
Scarlet Spartan Inc.dba FastSigns of Brighton	(#,^)	533 W. Grand River Ave, Brighton, MI 48116	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	22.6	22.6	22.5	0.01%
Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	(#,^)	11535 Carmel Commons Blvd Ste 200, Charlotte, NC 28226	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/16/2042	384.1	384.1	434.0	0.14%
JAM Media Solutions, LLC	(#,^)	4744 Tackawanna St., Philadelphia, PA 19124	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/15/2027	26.0	26.0	25.2	0.01%
All Regional Recyclers of Wood LLC dba ARROW,Superior Carting,LLC dba	(#,^)	104 Wooster St., Bethel, CT 06801	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/15/2042	298.0	298.0	341.0	0.11%
ESA 365 Corp and Lucathor Realty LLC	(#,^)	2420 Grand Ave, Baldwin, NY 11520	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2042	21.6	21.6	25.0	0.01%
Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	(#,^)	577 Main Ave, Paterson, NJ 07055	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2042	88.7	88.7	103.4	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Susan Hughes dba Aloha Junction B and B	(#,^)	19-4037 Olapalapa Rd, Volcano, HI 96785	Accommodation	Term Loan	Prime plus 2.75%	6/14/2042	59.5	59.5	70.0	0.02%
Hull's Kitchen, LLC and HK Too, LLC	(#,^)	19 Hull Shore Dr, Hull, MA 02045	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2042	92.5	92.5	108.8	0.03%
Yachting Solutions LLC	(#,^)	229 Commercial St., Rockport, ME 04856	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2027	95.2	95.2	97.1	0.03%
Refoleen Inc dba Spice and Tea Exchange	(#,^)	849 E Commerce St. Ste 121, San Antonio, TX 78205	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/8/2027	2.8	2.8	2.7	—%
SCW, LLC dba Arthur Murray Dance Studio	(#,^)	2383 Old Dixwell Ave, Hamden, CT 06518	Educational Services	Term Loan	Prime plus 2.75%	6/2/2042	140.0	140.0	161.0	0.05%
Skydive California, LLC	(#,^)	25001 S Kasson Rd, Tracy, CA 95301	Educational Services	Term Loan	Prime plus 2.75%	6/2/2027	44.4	44.4	46.6	0.01%
Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder	(#,^)	246 East Belt Blvd, Richmond, VA 23224	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/1/2042	43.7	43.7	50.7	0.02%
Sage Oil LLC	(#,^)	8913 Egyptian Ave, Las Vegas, NV 89143	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/31/2027	17.9	17.9	17.5	0.01%
Ricnet III, Inc. dba Edible Arrangements	(#,^)	716 Foxcroft Ave, Martinsburg, WV 25401	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/31/2027	11.9	11.9	11.7	—%
Funtime, LLC and Universal Entertainment Group LLC	(#,^)	13200 W. Foxfire Dr #144, Surprise, AZ 85387	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2027	53.1	53.1	52.1	0.02%
Haroon Baig,Inc.dba US1 Petrol	(#,^)	1280-1290 Dixwell Ave, Hamden, CT 06514	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2042	252.7	252.7	297.3	0.10%
Chet Lemon Enterprises LLC dba All American Sports	(#,^)	1544 Lane Park Cutoff, Tavares, FL 32778	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/26/2042	758.5	758.5	892.5	0.29%
Hurricane Group, Inc.	(#,^)	312 West Fourth St., Carson City, NV 89703	Other Information Services	Term Loan	Prime plus 2.75%	5/26/2027	59.6	59.6	57.9	0.02%
Eagle Wood Works LLC	(#,^)	1448 Horsehead Rd, Lugoff, SC 29078	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	5/26/2027	9.6	9.6	9.7	—%
Mitchell Auto Repair, LLC and and C&M Mitchell, LLC	(#,^)	8641 Ashwood Dr, Capital Heights, MD 20743	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/26/2042	190.8	190.8	221.4	0.07%
Swantown Inn & Spa LLC	(#,^)	1431 11th Ave SE, Olympia, WI 98501	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	121.7	121.7	142.7	0.05%
Jung Design Inc.	(#,^)	10857 Pine Bluff Drive, Fisher, IN 46037	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2027	7.1	7.1	6.9	—%
Beyond Waves A Unique Salon LLC and Lori Ann Carlson	(#,^)	2290 Foxon Rd Route 80, North Branford, CT 06471	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2027	11.9	11.9	11.6	—%
Abdul Naushad MD PC dba Advanced Pain Centers	(#,^)	2865 James Blvd, Poplar Bluff, MO 63901	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/25/2042	379.0	379.0	441.4	0.14%
Locavore LLC dba Paloma Restaurant	(#,^)	401 S. Guadalupe St., Santa Fe, NM 87501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2027	39.7	39.7	39.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Innovim, LLC	(#,^)	6401 Golden Triangle Drive Ste 200, Greenbelt, MD 20770	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2027	268.1	268.1	260.5	0.08%
Gill Express Inc. and Gill Express 2 LLC	(#,^)	2372 Walnut Ave, Livingston, CA 95334	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2042	324.2	324.2	371.1	0.12%
Prestige Construction of Florida, LLC	(#,^)	1404 Yorktown St. Ste E, Deland, FL 34944	Construction of Buildings	Term Loan	Prime plus 2.75%	5/23/2042	322.0	322.0	365.9	0.12%
Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	(#,^)	132 North Wellwood Ave, Lindenhurst, NY 11757	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/19/2042	557.5	557.5	644.2	0.21%
Hayden Trucking LLC	(#,^)	11540 Eagle Vista Drive, Fort Worth, TX 76179	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	127.3	127.3	131.6	0.04%
Tres K Deli,Grocery,Fruit and Meat Inc.	(#,^)	125 West Tremont Ave, Bronx, NY 10453	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/19/2027	6.6	6.6	6.6	—%
Mr. B's Bicycles & Mopeds, Inc.	(#,^)	1870 S. 4th Ave, Yuma, AZ 85364	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/18/2042	140.5	140.5	161.9	0.05%
Waterford Plumbing Co, Inc.	(#,^)	2425 W. Cuyler Ave, Chicago, IL 60618	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2027	39.7	39.7	39.0	0.01%
Bay Car Wash LLC	(#,^)	952 South Commercial St. and West Magnolia, Aransas Pass, TX 78336	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2042	115.8	115.8	133.9	0.04%
Computech Computers Inc.	(#,^)	40-24 76th St., Office #2B, Elmhurst, NY 11373	Educational Services	Term Loan	Prime plus 2.75%	5/17/2027	39.7	39.7	38.6	0.01%
Batter & Company,LLC dba Batter Co. Dessert Collection	(#,^)	1741 N.W. 33rd St., Pompano Beach, FL 33064	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/16/2027	42.7	42.7	42.0	0.01%
5 Stars Learning Center Inc	(#,^)	14 Paine Ave, Irvington, NJ 07111	Social Assistance	Term Loan	Prime plus 2.75%	5/16/2042	59.1	59.1	68.2	0.02%
Arco Electrical Contractors Inc. dba Arco Construction Group	(#,^)	22-24 South Seventh St., Elizabeth, NJ 07202	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/16/2027	285.6	285.6	287.8	0.09%
Sanderson Distribution Inc.	(#,^)	100 Daniel Drive, Alamo, CA 94507	Truck Transportation	Term Loan	Prime plus 2.75%	5/12/2027	8.3	8.3	8.1	—%
B G F Bobby Q's Inc	(#,^)	447 N. Main St., Freeport, NY 11520	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2027	6.0	6.0	6.2	—%
Estelle Finkel Educational Associates,LLC	(#,^)	125 West Mount Pleasant Ave, Livingston, NJ 07039	Educational Services	Term Loan	Prime plus 2.75%	5/11/2027	97.3	97.3	94.6	0.03%
Labmates,LLC	(#,^)	141 Watertown Rd, Thomaston, CT 06787	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	5/10/2027	79.5	79.5	81.9	0.03%
NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2042	21.0	21.0	23.4	0.01%
Innovation Transport, LLC	(#,^)	1 International Blvd, Mahwah, NJ 07495	Truck Transportation	Term Loan	Prime plus 2.75%	5/9/2027	62.0	62.0	63.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2027	70.3	70.3	70.0	0.02%
Benchmark Building, Inc.	(#,^)	1439 Stargazer Terrace, Sanford, FL 32771	Construction of Buildings	Term Loan	Prime plus 2.75%	5/5/2027	17.9	17.9	17.4	0.01%
Cable Management LLC	(#,^)	290 Pratt St., Meriden, CT 06450	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/3/2027	45.6	45.6	46.5	0.01%
Fine Arts Center of Easley, Inc. dba Midtown Music	(#,^)	117 S. Pendleton St., Easley, SC 29640	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/2/2042	113.5	113.5	133.6	0.04%
Love and Glory Learning Center, Inc.	(#,^)	4911 N. 42nd St., Tampa, FL 33610	Social Assistance	Term Loan	Prime plus 2.75%	4/28/2042	74.5	74.5	85.5	0.03%
JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	(#,^)	393 Charles St., Providence, RI 2904	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	211.9	211.9	249.4	0.08%
Sneads Ferry Foods, Inc. dba DQ Grill & Chill	(#,^)	920 Highway 210, Sneads Ferry, NC 28460	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	611.4	611.4	699.9	0.22%
Asheville's Fun Depot, LLC	(#,^)	7 Roberts Rd, Asheville, NC 28803	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2027	68.9	68.9	72.3	0.02%
Resident Research, LLC	(#,^)	4400 Morris Park Drive Ste M, Charlotte, NC 28277	Other Information Services	Term Loan	Prime plus 2.75%	4/24/2027	69.4	69.4	67.4	0.02%
Getting Even LLC dba The Zoo Health Club	(#,^)	377 South Willow St., Ste B 2-1, Manchester, NH 3103	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/21/2027	5.9	5.9	5.9	—%
Ralph's Hair Salon, Inc.	(#,^)	175 NW 14th St., Homestead, FL 33030	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/21/2042	47.8	47.8	55.4	0.02%
Condron Brothers LLC DBA Luv 2 Play	(#,^)	4790 La Sierra Ave, Riverside, CA 92505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/19/2027	94.2	94.2	94.0	0.03%
Butternuts Beer and Ale LLC	(#,^)	4021 Highway 51, Garrattsville, NY 13342	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/12/2027	58.1	58.1	61.0	0.02%
Landmark Ventures USA, Inc.	(#,^)	475 Park Ave South 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	146.6	146.6	142.4	0.05%
Golden Hen Inc. dba Cafe	(#,^)	468 W. Cheltenham Ave, Philadelphia, PA 19126	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	50.6	50.6	49.5	0.02%
Applied Integrated Technologies, Inc.	(#,^)	7120 Samuel Morse Drive #150, Columbia, MD 21046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2027	97.8	97.8	95.0	0.03%
Bear Trail Lodge LLC	(#,^)	Mile 1 Bear Trail Rd, King Salmon, AK 99613	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	528.6	528.6	620.1	0.20%
Citizens Lanes, LLC	(#,^)	5100 Goodson Connector Rd, Union City, GA 30291	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/31/2042	602.2	602.2	566.8	0.18%
The Altitude Group, LLC and Core Home Security, LLC	(#,^)	949 Clint Moore Rd, Unit 949A, Boca Raton, FL 33487	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	33.3	33.3	32.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Schafer Fisheries Inc.	(#,^)	21985 Waller Rd, Fulton, IL 61252	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	237.9	237.9	279.9	0.09%
KWG Industries LLC dba Peterson & Marsh Metal Industries	(#,^)	330 Roycefield Rd Unit B, Hillsborough, NJ 08844	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2027	23.5	23.5	24.5	0.01%
Sea Smoke Barbeque, Corp and Danwen LLC	(#,^)	20 Island Farm Rd, Oak Bluffs, MA 2557	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	226.2	226.2	261.4	0.08%
Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham	(#,^)	1221 Kentucky Mills Drive, Louisville, KY 40299	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	1,010.5	1,010.5	1,187.6	0.38%
H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	(#,^)	5455 N 51st St., # 30, Glendale, AZ 85301	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	83.1	83.1	82.9	0.03%
Discount Price, LLC dba Robert's Market	(#,^)	2 Hill Rd, Franklin, NH 3235	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	197.3	197.3	229.0	0.07%
Douglas K. Soderblom . dba Loma Linda Optometry	(#,^)	25815 Barton Rdad, Unit C104, Loma Linda, CA 92354	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	78.2	78.2	78.0	0.02%
American Pharmaceutical Innovation Company, LLC	(#,^)	1425 Centre Circle, Downers Grove, IL 60515	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	5.6	5.6	5.4	—%
New England Country Day School, Inc. and Thomas D. Walker	(#,^)	27 Kenosia Ave, Danbury, CT 06810	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	361.1	361.1	416.5	0.13%
Heil & Hornik LLC dba Elysium Tennis	(#,^)	7637 C. Commerce Place, Plain City, OH 43064	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	888.8	888.8	1,023.5	0.33%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC dba Econo	(#,^)	421 S. Oak St., Pecos, TX 79772	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	392.8	392.8	462.1	0.15%
Robert Dixon PA dba Law Offices of Robert Dixon	(#,^)	4501 NW 2nd Ave, Miami, FL 33127	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/24/2042	348.7	348.7	409.6	0.13%
Denton Bio Fuels LLC and American Bio Source LLC	(#,^)	624 W. University Dr. Ste 359, TX, TX 76201	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	46.5	46.5	46.6	0.01%
Color Graphic Press, Inc.	(#,^)	42 Main St., Nyack, NY 10960	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2027	93.8	93.8	98.3	0.03%
JBK Truck Trailer and Bus Inc.	(#,^)	8669 South State Rd 67, Camby, IN 46113	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	84.9	84.9	97.5	0.03%
Executive Fitness & Nutrition Inc.	(#,^)	8610 Roosevelt Ave Ste 2, Jackson Heights, NY 11372	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	15.8	15.8	16.5	0.01%
Baton Rouge Cargo Services Inc. and 6507 Westport, LLC	(#,^)	6507 Westport Ave, Shreveport, LA 71129	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	615.2	615.2	716.5	0.23%
Vehicle Safety Supply LLC	(#,^)	707 Femimore Rd, Mamaroneck, NY 10543	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/21/2027	17.6	17.6	17.0	0.01%
J Sivilis LLC dba Pet Wants	(#,^)	3883 Catalina Dr, Cocoa, FL 32926	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/17/2027	3.7	3.7	3.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Reservoir International LLC	(#,^)	502 Parks McMillan Drive, Raeford, NC 28376	Educational Services	Term Loan	Prime plus 2.75%	3/16/2027	72.6	72.6	73.7	0.02%
The Purple Cow House of Pancake Inc	(#,^)	6 & 10 Skowhegan Rd, Fairfield, ME 04937	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	153.6	153.6	180.4	0.06%
Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc. T.C. of	(#,^)	5880 US Hwy6, Portage, IN 46368	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	238.9	238.9	250.2	0.08%
1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa M	(#,^)	6510 North Broadway, Saint Louis, MO 63147	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	529.6	529.6	513.4	0.16%
Dwayne Bernard Tate	(#,^)	1238 Woodcliff Court SW, Lilburn, GA 30047	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	8.2	8.2	8.2	—%
Elegant Occasions, LLC dba E Productions	(#,^)	3650 Coral Ridge Drive Units 103-104, Coral Springs, FL 33065	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	562.5	562.5	648.3	0.21%
E & P Holdings 1 LLC and Evans & Paul Unlimited Corp. and Evans & P	(#,^)	140 Dupont St., Plainview, NY 11803	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/9/2027	97.6	97.6	95.9	0.03%
Anthony LLC dba Star of Woodward Market	(#,^)	5730 Woodward Ave, Detroit, MI 48202	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	110.4	110.4	129.6	0.04%
Allegro Assisted Living Of Texas	(#,^)	3400 Remington Drive, Plano, TX 75023	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/6/2027	75.0	75.0	78.6	0.03%
Podium Auto Sales Inc and RRS Property, LLC	(#,^)	246 S. Dixie Highway, Pompano Beach, FL 33060	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	86.8	86.8	99.7	0.03%
Getting Even LLC dba The Zoo Health Club	(#,^)	377 South Willow St. Unit B2-1, Manchester, NH 3103	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	74.6	74.6	74.0	0.02%
SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	(#,^)	1001 E. Cooley Drive Ste 102, Colton, CA 92324	Truck Transportation	Term Loan	Prime plus 2.75%	2/28/2027	179.1	179.1	173.6	0.06%
Weeping Willow Kennels, Inc and Aileen N Black	(#,^)	6041 Hammond School Rd, Salisbury, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	133.8	133.8	155.1	0.05%
Teracore Inc.	(#,^)	3300 Holcomb Bridge Rd, Ste 226, Norcross, GA 30092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	126.8	126.8	122.9	0.04%
McNally Enterprises Inc.	(#,^)	1010 N. Grove St., Anaheim, CA 92806	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/27/2027	49.9	49.9	49.4	0.02%
Total Document Solutions Inc and,TDS Services, LLC	(#,^)	2515 North Shiloh Drive, Fayetteville, AR 72704	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/27/2030	264.3	264.3	271.7	0.09%
3W Enterprises LLC	(#,^)	2727 Industrial Pkwy, Elkhart, IN 46516	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	62.5	62.5	72.9	0.02%
TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	(#,^)	2235 S. Power Rd Ste 118, Mesa, AZ 85209	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	58.2	58.2	60.3	0.02%
B & J Bicycle Shop Inc.	(#,^)	1620 E. Sample Rd, Pompano Beach, FL 33064	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	4.9	4.9	5.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Ameritube, LLC and Ravone Properties, LLC	(#,^)	1000 North State. Highway 77, Hillsboro, TX 76645	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	176.7	176.7	207.5	0.07%
Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC	(#,^)	2808 Court St., Port Allen, LA 70767	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	236.4	236.4	275.3	0.09%
Marvic Enterprises Inc dba Jordan's Liquor	(#,^)	199 Taunton Ave, East Providence, RI 2914	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	209.2	209.2	242.9	0.08%
Sushiya Inc.	(#,^)	72 S. Main St, Hanover, NH 3755	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2027	14.5	14.5	14.4	—%
Maximo Canot dba Wash and Dry Laundrymat	(#,^)	34 Morningside Ave, Yonkers, NY 10703	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	131.5	131.5	153.4	0.05%
Harrison Logging Company LLC	(#,^)	255 Ray Crain Rd, Indian Mound, TN 37079	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	82.3	82.3	82.3	0.03%
8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	(#,^)	174-176 Mountain Ave, Springfield, NJ 07081	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	314.3	314.3	359.0	0.11%
DBMS Consulting, Inc.	(#,^)	164 West 83rd St. Units CF1 and CF2, New York, NY 10024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	177.0	177.0	202.2	0.06%
Brandco, LLC	(#,^)	2151 Consulate Drive Ste 21, Orlando, FL 32837	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/31/2027	33.6	33.6	32.5	0.01%
Chidlren's House Learning, Inc and Tarps Investment Group	(#,^)	720 Wilbraham Rd, Springfield, MA 01109	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2042	306.5	306.5	353.1	0.11%
Fave Realty Inc.	(#,^)	1875 Grand Ave, Baldwin, NY 11510	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	52.0	52.0	60.2	0.02%
SRC Publishing LLC	(#,^)	8690 Waterford Bend St., Las Vegas, NV 89123	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	17.3	17.3	16.7	0.01%
Fox Valley Rentals & Investments LLC and Brian M Tomaszewski	(#,^)	2906 E. Newberry St., Appleton, WI 54915	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/20/2042	40.5	40.5	46.6	0.01%
Jolibe LLC and Jolibe Atelier LLC	(#,^)	357 w 36th #401, New York, NY 10018	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	8.1	8.1	8.0	—%
Eickmann Management Group LLC dba Jimmy Johns of Dundee	(#,^)	568 Techumseh St., Dundee, MI 48131	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	76.4	76.4	79.9	0.03%
Fullbro Trust dba Menemsha Blues	(#,^)	2 Basin Rd, Chilmark, MA 02535	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	17.3	17.3	18.1	0.01%
Echelon Enterprises, Inc	(#,^)	16701 E. Iliff Ave, Aurora, CO 80013	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/10/2027	37.5	37.5	39.3	0.01%
Fort Smith Wings Inc. dba Wing Stop	(#,^)	8624 Rogers Ave, Fort Smith, AR 72903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2026	14.8	14.8	14.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Jacliff Investments Inc. dba International health Technologies	(#,^)	2355 South 1070 West, Salt Lake City, UT 84119	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	95.0	95.0	91.9	0.03%
Metropolitan Solutions Group Inc.	(#,^)	1420 Chestnut St., Portsmouth, VA 23704	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	261.6	261.6	295.5	0.09%
Means Enterprises LLC dba FastFrame Frisco	(#,^)	4112-4150 Legacy Drive/5729 Leabanon Rd Unit 412, Frisco, TX 75034	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	17.1	17.1	16.7	0.01%
Soon Im. Chin dba Stan C-Store	(#,^)	4014 E Stan Schlueter Loop, Killeen, TX 76542	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	202.1	202.1	235.9	0.08%
Sempco, Inc.	(#,^)	51 -55 Lake St. Unit #2-6, Nashua, NH 3060	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	39.9	39.9	46.9	0.02%
Elita 7, LLC	(#,^)	16 Marble St., Worcester, MA 01603	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	677.8	677.8	785.8	0.25%
Techni-Pro Institute LLC	(#,^)	414 NW 35th St., Boca Raton, FL 33431	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	144.2	144.2	141.8	0.05%
New Chicago Wholesale Bakery, Inc.	(#,^)	795 Touhy Ave, Elk Grove Village, IL 60007	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	431.8	431.8	493.5	0.16%
HMG Strategy, LLC	(#,^)	191 Post Rd West, Westport, CT 06880	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	36.0	36.0	34.8	0.01%
Trison Enterprises Inc.dba Lee's Automotive	(#,^)	13281 Aurora Ave N, Seattle, WA 98311	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	387.6	387.6	447.7	0.14%
AGG Management Team LLC dba Chevron	(#,^)	2615 S Dixie Highway, West Palm Beach, FL 33401	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	272.6	272.6	319.8	0.10%
Wayfarer Bicycle LLC	(#,^)	118-120 Ocean Ave, New London, CT 06320	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	88.0	88.0	100.0	0.03%
Success Advertising Inc. dba Success Communivstion Gr	(#,^)	26 Eastmans Rd, Parsippany, NJ 07054	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	443.8	443.8	518.4	0.17%
Roast Beef Levittown LLC dba Arby's	(#,^)	2080 Hempstead Turnpike, East Meadow, NY 11554	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	161.3	161.3	168.5	0.05%
Mack Team Enterprises Inc.dba The UPS Store #6815	(#,^)	38200 Ave of the States, Fort Gordon, GA 30905	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	15.5	15.5	15.4	—%
Recycling Revolution,LLC	(#,^)	4190 Collins Rd, Unadilla, GA 31091	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	88.4	88.4	101.3	0.03%
eCommerce Direct, LLC	(#,^)	3440 Gannett Ave, Des Moines, IA 50321	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	589.0	589.0	583.2	0.19%
New Life Hospital LLC	(#,^)	17400 Red Oak Drive, Houston, TX 77090	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,160.7	1,160.7	1,361.5	0.44%
Imagine By Carleen Inc.	(#,^)	1404 Del Prado Blvd Units 100 & 105, Cape Coral, FL 33990	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	49.9	49.9	57.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Hanson's Greeks LLC	(#,^)	8132 N. 87th Place, Ste A, Scottsdale, AZ 85258	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	8.5	8.5	8.9	—%
Yachting Solutions LLC	(#,^)	229 Commercial St., Rockport, ME 04856	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/7/2029	59.7	59.7	62.1	0.02%
Lilo Holdings LLC	(#,^)	1000 Roosevelt Ave., Cartaret, NJ 07008	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/5/2026	12.4	12.4	12.4	—%
Noso Development LLC	(#,^)	4 Walker Way, Albany, NY 12205	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	57.0	57.0	55.1	0.02%
Sharaz Shah DBA Thomas Jewelers	(#,^)	714 Greenville Blvd, Ste 0043, Greenville, NC 27858	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/30/2026	6.1	6.1	5.9	—%
Studio Find It Georgia, Inc.	(#,^)	1415 Constitution Rd SE, Atlanta, GA 30316	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	5.7	5.7	5.6	—%
Imaginarium Foods LLC,	(#,^)	751 N. Cable Rd, Lima, OH 45805	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	358.5	358.5	415.4	0.13%
Quick Ship, LLC	(#,^)	448 W. 19th St, Houston, TX 77008	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	7.9	7.9	7.6	—%
Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence,LLC	(#,^)	1 Pebble Wood Lane, Palm Coast, FL 32164	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	64.7	64.7	75.9	0.02%
RD Management, LLC	(#,^)	2302 N. Kings Hwy, Myrtle Beach, SC 29572	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	160.8	160.8	156.6	0.05%
Access Staffing, LLC	(#,^)	360 Lexington Ave 8th Floor, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	914.3	914.3	884.0	0.28%
Usman Jalil, LLC dba Food Mart	(#,^)	147 N Washington St., Plainville, CT 06062	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	222.5	222.5	252.3	0.08%
Merchant Coterie, Inc.	(#,^)	400 East 52nd St. Apt. 14F, New York, NY 10022	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/23/2026	94.0	94.0	90.9	0.03%
CRK Mens, LLC dba Spiff for Men	(#,^)	750 Third Ave, New York, NY 10017	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	82.6	82.6	80.8	0.03%
Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn -#281901	(#,^)	1835 Auburn Way N Ste B, Auburn, WA 98002	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	45.1	45.1	44.0	0.01%
WPN Recycling Company LLC	(#,^)	5101 Andard Ave, Baltimore, MD 21226	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	16.9	16.9	17.7	0.01%
Bouquet Restaurant LLC	(#,^)	519 Main St., Covington, KY 41011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	92.3	92.3	108.0	0.03%
JBK Truck Trailer and Bus Inc.	(#,^)	8669 S. State Rd 67, Camby, IN 46113	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	394.4	394.4	453.8	0.15%
6E Technologies LLC	(#,^)	11001 West 120th Ave, Ste 400, Broomfield, CO 80020	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	117.9	117.9	119.5	0.04%
Broms Asset Management LLC	(#,^)	215 East 79th St. Apt 9E, New York, NY 10075	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	93.8	93.8	90.7	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Skaggs RV Outlet LLC	(#,^)	301 Commerce Drive, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	75.2	75.2	78.6	0.03%
Catherine Christine Morin dba Purr-Fect Pets	(#,^)	1915 North Austin Ave, Georgetown, TX 78626	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	14.1	14.1	13.6	—%
Stratmar Systems Inc dba Stratmar Retail Services	(#,^)	109 Willett Ave, Port Chester, NY 10573	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	51.5	51.5	53.8	0.02%
Hoosier Health Plus, LLC	(#,^)	520 East 8th St., Anderson, IN 46012	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	89.1	89.1	91.3	0.03%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(#,^)	640 Dubois St., Dubois, PA 15801	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2041	438.5	438.5	508.4	0.16%
Panther Ironworks and Rigging Solutions LLC	(#,^)	1028 Washburn Switch Rd, Shelby, NC 28150	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	122.0	122.0	122.5	0.04%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(#,^)	640 Dubois St., Du Bois, PA 15801	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2026	170.5	170.5	176.8	0.06%
Hackensack Steel Corporation and Luzerne Ironworks Inc	(#,^)	300 Sly St., Swoyersville, PA 18709	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	187.2	187.2	195.6	0.06%
MIK LLC dba Firehouse Subs	(#,^)	17250 Royalton Rd, Strongsville, OH 44136	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	167.7	167.7	163.2	0.05%
Big Apple Entertainment Partners LLC	(#,^)	1221 Brickell Ave, Ste 2660, Miami, FL 33131	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/9/2026	131.7	131.7	127.3	0.04%
Dyer Properties, LLC and Bayview Pharmacy, Inc.	(#,^)	3844 Post Rd, Warwick, RI 2886	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	228.1	228.1	260.7	0.08%
Fine Line Interiors, Inc.	(#,^)	2530 SW 30th Ave, Hallandale Beach, FL 33009	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	61.4	61.4	72.0	0.02%
131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	(#,^)	13215 Miles Ave, Cleveland, OH 44105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	118.8	118.8	138.0	0.04%
Veracruz Shabo, LLC(EPC) Waterfalls Quick Lube LLC (OC)	(#,^)	1325 Broad St., Central Falls, RI 2863	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	113.9	113.9	132.1	0.04%
Glocecol LLC	(#,^)	10302 NW South River Drive, Bay #18, Miami, FL 33178	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	56.4	56.4	58.9	0.02%
Moolchan Enterprises LLC dba Staying Green	(#,^)	5370 State Rd 84 Bay 3, Davie, FL 33314	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	8.2	8.2	8.5	—%
Bloomquist Communications Inc.	(#,^)	131 East Trinity Place, Decatur, GA 30030	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	45.1	45.1	43.6	0.01%
Woodstock Enterprises Corp dba True Scent Candle Co	(#,^)	191 2nd Ave, Warwick, RI 2888	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	84.2	84.2	95.6	0.03%
Elite Structures Inc	(#,^)	401 Old Quitman Rd, Abel, GA 31620	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	188.0	188.0	199.1	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	(#,^)	200 North Branford Rd, Branford, CT 06405	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	316.6	316.6	330.8	0.11%
Worldwide Estate, Inc. dba Washington Heights Manor	(#,^)	10620 W. Greenwood Terrace, Milwaukee, WI 53224	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	212.8	212.8	249.6	0.08%
Gold Wind Logistics LLC	(#,^)	2830 Beech Daly Rd, Inkster, MI 48141	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	166.2	166.2	194.9	0.06%
Speaker City, Inc. dba Rollin Thunder	(#,^)	246 East Belt Blvd, Richmond, VA 23224	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	118.6	118.6	137.4	0.04%
Maine Service Corp	(#,^)	59-22 55th St., Maspeth, NY 11378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	122.4	122.4	126.4	0.04%
Justin Partlow	(#,^)	100 Independence Place, Ste 414, Tyler, TX 75703	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	14.5	14.5	14.0	—%
Reliable Recovery Services LLC	(#,^)	2401 West Mcdowell Rd, Phoenix, AZ 85009	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	83.8	83.8	84.0	0.03%
Wyspen Corporation dba Charlestown Ace	(#,^)	5 Austin St., Charlestown, MA 02129	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	26.8	26.8	25.9	0.01%
Ailky Corporation	(#,^)	352 Beford St., Lakeville, MA 02347	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	176.5	176.5	173.4	0.06%
Adelwerth Bus Corporation, Transportation Leasing Corp. and dba Transp	(#,^)	423 Montauk Highway, Eastport, NY 11941	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2029	535.5	535.5	574.4	0.18%
Adelwerth Bus Corp.	(#,^)	423 Montauk Highway, Eastport, NY 11941	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2041	229.2	229.2	269.3	0.09%
JJA Transportation Management Inc.	(#,^)	15 Church St., Upland, PA 19015	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	38.6	38.6	39.2	0.01%
Seaway LLC and Reklaw LLC dba Allure Lounge	(#,^)	415 -417 Halsey Drive, Newark, NJ 07102	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	129.8	129.8	154.3	0.05%
Beadon Inc	(#,^)	2601 Old Ocean City Rd, Salisbury, MD 21804	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	16.6	16.6	17.4	0.01%
Kyle M Walker DDS, PC	(#,^)	1402 West Park Ave, Orange, TX 77630	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	170.2	170.2	173.6	0.06%
Reynolds Fence & Guardrail Inc.	(#,^)	9320 Machado Drive, Indian Trail, NC 28079	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	463.3	463.3	483.4	0.15%
Luv 2 Play Nor Cal, LLC dba Luv 2 Play	(#,^)	82 Clarksville Rd, Folsom, CA 95630	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	38.6	38.6	39.6	0.01%
Sarah S Olelewe MD Inc	(#,^)	11704 &11712 Hawthorne Blvd, Hawthorne, CA 90250	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2041	276.2	276.2	325.4	0.10%
TPFC,LLC dbaThe Picture Frame Company	(#,^)	5957 Glenway Ave, Cincinnati, OH 45238	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	55.5	55.5	65.4	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	(#,^)	24201 North Highway 1, Fort Bragg, CA 95437	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	6.6	6.6	7.0	—%
PeopleBest Inc.	(#,^)	19442 Mesa Drive, Villa Park, CA 92861	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	11.0	11.0	11.2	—%
Cuppiecakes LLC	(#,^)	313 S Main St., McGregor, TX 76557	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	21.2	21.2	25.0	0.01%
Wrecking Crew Media LLC	(#,^)	229 Commercial Ave, Pittsburgh, PA 15212	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	36.8	36.8	37.2	0.01%
Benoit's Towing and Recovery LLC	(#,^)	301 Tabor Rd, Swanton, VT 05488	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	6.2	6.2	6.3	—%
Consulting Solutions Inc. and Mark Luciani	(#,^)	3000 N Federal Hwy 1-1A, Fort Lauderdale, FL 33306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2026	17.1	17.1	17.7	0.01%
Atlantic Alarm Systems and Services LLC	(#,^)	165 Amboy Rd, Building G, Ste 703, Morganville, NJ 07734	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/14/2026	11.4	11.4	11.6	—%
Marquis Cattle Company	(#,^)	805 US Hwy 87, Belt, MT 59412	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/13/2026	37.2	37.2	39.0	0.01%
Metropet Dog Center, Inc	(#,^)	2057 West Shore Rd, Warwick, RI 02889	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	103.1	103.1	121.6	0.04%
SRA Mechanicial Inc	(#,^)	1186 Ocean Ave, Bayshore, NY 11706	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/6/2041	41.0	41.0	48.6	0.02%
Animal Intrusion Prevention Systems Holding Company, LLC dba Critter C	(#,^)	1362-1366 W. Carrier Pkwy, Grand Prairie, TX 75050	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	98.7	98.7	100.6	0.03%
Raem Corporation dba Dryclean Express	(#,^)	557 West Whitney Rd, Fairport, NY 14450	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	68.3	68.3	80.9	0.03%
Warren Dale Warrington dba Custom Paint and Body	(#,^)	705 S Market Ave, Fort Pierce, FL 34982	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	95.4	95.4	112.7	0.04%
Albert Basse Associates Inc	(#,^)	175 Campanelli Pkwy, Stoughton, MA 02072	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	45.0	45.0	47.3	0.02%
Rosmel Pools Inc	(#,^)	9300 NW 25th St. Ste 103, Miami, FL 33172	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	16.4	16.4	16.7	0.01%
Avery Management Inc. dba Whetstone Upholstery	(#,^)	1122 N Bloulevard, Richmond, VA 23230	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	7.4	7.4	7.5	—%
Tabadesa Associates Inc.	(#,^)	419 W 49th St. Ste 111, Hialeah, FL 33012	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/25/2026	16.4	16.4	16.6	0.01%
TR Companies LLC dba Liberty Rental 4 U	(#,^)	410 N Church Rd, Liberty, MO 64068	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	36.7	36.7	37.1	0.01%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(#,^)	726-740 South Fleming St., Sebastian, FL 32958	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	492.0	492.0	583.8	0.19%
Luv 2 Play Temecula, LLC	(#,^)	26469 Ynez Rd, Temecula, CA 92591	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	43.7	43.7	44.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
2 Cool Beans LLC dba Menchies's Frozen Yogurt	(#,^)	11331 Thienes Ave, South El Monte, CA 91733	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	60.1	60.1	60.8	0.02%
Grayson O Company	(#,^)	6509 Newell Ave, Kannapolis, NC 28082	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	588.8	588.8	698.6	0.22%
Paul Belanger dba Paul Belanger Landscaping	(#,^)	2595 Military Ave, Los Angeles, CA 90064	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	10.9	10.9	11.1	—%
The Hungry Rhino LLC	(#,^)	47 South Main St., Windsor Locks, CT 06096	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	71.7	71.7	84.3	0.03%
USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	2290 NW 21st Terrace, Miami, FL 33142	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	16.2	16.2	16.6	0.01%
Little Tree Huggers Child Care LLC	(#,^)	38620 9 Mile Rd, Farmington Hills, MI 48335	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	131.7	131.7	156.2	0.05%
303 Tower Drive LLC	(#,^)	303 Tower Drive, Ste A, Middletown, NY 10941	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	376.4	376.4	445.2	0.14%
676 Club LP dba The Green Door Tavern/The Drifter	(#,^)	676 and 678 North Orleans ST, Chicago, IL 60654	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	630.1	630.1	746.6	0.24%
Big Apple Entertainment Partners LLC dba Ripley's Believe It or Not	(#,^)	1221 Brickell Ave, Ste 2660, Miami, FL 33131	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/28/2026	216.2	216.2	218.8	0.07%
Intrepid Trinity LLC	(#,^)	680 Douglas Ave, Providence, RI 02908	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	58.8	58.8	69.4	0.02%
Apple Tree NC Inc dba Williams Farm & Garden Center	(#,^)	1309 Old Cherry Point Rd, New Bern, NC 28560	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	321.7	321.7	377.4	0.12%
EPEC Juice LLC dba Jamba Juice	(#,^)	810 Ninth St., Ste 128, Durham, NC 27705	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	60.2	60.2	60.9	0.02%
Pinco Pizza LLC dba Jet's Pizza	(#,^)	10845 N. Tatum Blvd Ste A 100, Phoenix, AZ 85028	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	53.0	53.0	55.7	0.02%
JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	(#,^)	1 West Main St., Patchogue, NY 11772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	90.1	90.1	91.2	0.03%
The Grasso Companies, LLC and Grasso Pavement Maintenance, LLC	(#,^)	485 Pepper St., Norwalk, CT 06468	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	7/26/2026	65.2	65.2	67.3	0.02%
My Sainath Inc dba Motel 6	(#,^)	1008 E Crest Drive, Waco, TX 76705	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	287.7	287.7	340.4	0.11%
Robert G Larson State Farm Insurance	(#,^)	7922 Jamaica Ave, Woodhaven, NY 11421	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	16.2	16.2	16.4	0.01%
Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Sho	(#,^)	1502 Highway 157, Mansfield, TX 76063	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	11.3	11.3	11.5	—%
Franklin Firm LLC dba Luv 2 Play	(#,^)	1310 East Stan Schleuter Loop, Killeen, TX 76542	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	151.3	151.3	178.5	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
RM Hawkins LLC dba Pure Water Tech West	(#,^)	5140 Topaz Drive, Colorado Springs, CO 80918	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	35.9	35.9	37.5	0.01%
Martin Inventory Management LLC	(#,^)	304 1/2 Main St., Edgefield, SC 29824	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	17.6	17.6	18.5	0.01%
Nevey's LLC dba Stark Food III	(#,^)	6315 W. Fond Du Lac Ave, Milwaukee, WI 53218	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	276.9	276.9	327.9	0.10%
Desert Tacos LLC	(#,^)	245 East Bell Rd Ste A-2, Phoenix, AZ 85022	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	72.3	72.3	75.2	0.02%
VMA Technologies LLC	(#,^)	120 South Serenata Drive Unit 332, Ponte Vedra Beach, FL 32082	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	16.0	16.0	16.2	0.01%
Corning Lumber Company Inc and Frank R Close and Son Inc dba Close Pai	(#,^)	1314 Sixth St., Orland, CA 95963	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	157.3	157.3	169.8	0.05%
P L H Pharmaco Inc dba Farmacia San Jose	(#,^)	149 48th St., Union City, NJ 07087	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	119.7	119.7	125.8	0.04%
O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	(#,^)	626 Delsea Drive N, Glassboro, NJ 08028	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	99.8	99.8	101.5	0.03%
WGI, LLC dba Williams Grant Inn	(#,^)	154 High St., Bristol, RI 02809	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	115.2	115.2	135.9	0.04%
KWG Industries, LLC dba Peterson & Marsh Metal Industries	(#,^)	330 Roycefield Rd, Unit B, Hillsborough, NJ 08844	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	286.0	286.0	337.9	0.11%
E & P Holdings 1 LLC and Evans & Paul LLC	(#,^)	140 Dupont St, Plainview, NY 11803	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	96.2	96.2	97.9	0.03%
MaidPro Marin dba MaidPro	(#,^)	98 Jewell St., San Rafael, CA 94901	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2026	12.5	12.5	12.6	—%
JumboMarkets Inc dba Rines Jumbomarkets	(#,^)	15500 SW Trail Drive, Indiantown, FL 34956	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	35.7	35.7	36.0	0.01%
Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	(#,^)	1431 11th Ave SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	95.0	95.0	112.6	0.04%
Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	(#,^)	27 Main St., Monroe, CT 06468	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	467.7	467.7	546.6	0.17%
Long Island Comedy LLC dba Governors and New York Comedy, LLC	(#,^)	90 A Division Ave, Levittown, NY 11756	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	176.0	176.0	207.0	0.07%
Visual Advantage LLC dba Signs Now Perryberg	(#,^)	23248 Dunbridge Rd, Perrysburg, OH 43443	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	85.7	85.7	100.5	0.03%
Bagelicious, LLC	(#,^)	945 S Main St, Cheshire, CT 06410	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	39.0	39.0	39.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle Tr	(#,^)	377 Boston Post Rd, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	383.5	383.5	387.2	0.12%
Winegirl Wines LLC	(#,^)	222 E Wapato Way, Manson, WA 98831	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/16/2026	8.0	8.0	8.4	—%
NKJ Lusby Donuts LLC	(#,^)	174 Village Center Drive, Lusby, MD 20657	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	16.0	16.0	16.2	0.01%
Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	(#,^)	1137 West St., Southington, CT 06489	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	480.5	480.5	533.2	0.17%
Jai-Alexia Consulting, Inc.	(#,^)	14660 Paddock Drive, Wellington, FL 33414	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	8.4	8.4	8.5	—%
Refoleen Inc dba Spice and Tea Exchange	(#,^)	849 East Commerce St., Ste 121, San Antonio, TX 78205	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	61.7	61.7	62.3	0.02%
Luv 2 Play AZ LLC	(#,^)	15495 Bell Rd, Surprise, AZ 85374	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	45.0	45.0	47.1	0.02%
Larry H. Patterson and Rainbow Movers, Inc	(#,^)	2325 Hollers Ave, Bronx, NY 10475	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	16.0	16.0	16.2	0.01%
ScimTech Industries Inc dba Archer Aerospace	(#,^)	1021 Linden Ave, Chester Springs, PA 19425	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/6/2026	8.6	8.6	8.6	—%
Solvit Inc and Solvit North Inc	(#,^)	65 Farmington Valley Drive, Plainville, CT 06062	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	180.1	180.1	184.4	0.06%
AP5 LLC dba Krauser's Food Store	(#,^)	5 Pond Point Rd, Milford, CT 06460	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	181.9	181.9	215.4	0.07%
ATI Jet Inc	(#,^)	7007 Boeing Drive, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	404.9	404.9	413.7	0.13%
Angelo Faia dba AVF Construction	(#,^)	55 Arbour Lane, Sewell, NJ 08080	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	93.3	93.3	109.6	0.04%
Premier Athletic Center of Ohio, Inc	(#,^)	8957 Kingsridge Drive, Centerville, OH 45459	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	61.7	61.7	64.7	0.02%
Mersada Holdings LLC	(#,^)	7320 Governors Hill Lane, Charlotte, NC 28211	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2026	238.1	238.1	249.5	0.08%
Southwest Division Inc	(#,^)	2103 NE 3rd Terrace, Cape Coral, FL 33909	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	5.8	5.8	6.0	—%
Jack Frost Firewood Inc. and David Dubinsky	(#,^)	3168 Holland Rd, Virginia Beach, VA 23453	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	193.2	193.2	226.7	0.07%
International Kitchen Supply LLC	(#,^)	3466 North Hwy 11, West Union, SC 29696	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	131.7	131.7	135.1	0.04%
Groth Lumber Co. Inc. dba True Value	(#,^)	6747 Pacific Ave, Wright, MN 55798	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	15.9	15.9	16.6	0.01%
Powerspec Inc	(#,^)	1 Linsley Place, Metuchen, NJ 08840	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	61.4	61.4	62.0	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Island Life Graphics Inc dba FASTSIGNS #576	(#,^)	1925 S 14th St. No. 7, Amelia Island, FL 32034	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	15.9	15.9	16.1	0.01%
Horseshoe Barbecue, LLC	(#,^)	6555, 6565, 6575 N. Sandario Rd, Tucson, AZ 85743	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	8.1	8.1	8.7	—%
National Air Cargo Holdings Inc	(#,^)	5955 TG Lee Blvd, Ste 500, Orlando, FL 32822	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	530.2	530.2	555.6	0.18%
Elderfriend Inc dba Granny Nannies dba GN Live Scan	(#,^)	1499 W. Palmetto Park Rd., Ste #115, Boca Raton, FL 33486	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	9.0	9.0	9.1	—%
Pro Auto Repair LLC	(#,^)	204 F St. SW, Quincy, WA 98848	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	5.2	5.2	5.4	—%
Dedicated Incorporated	(#,^)	2916 North 39th St., Phoenix, AZ 85019	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	43.6	43.6	51.3	0.02%
HBA LLC dba Palmetto Twist-Vista	(#,^)	1225-1229 Lincoln St., Columbia, SC 29201	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	13.7	13.7	13.9	—%
J&A Laundromat Inc.	(#,^)	225 East Park Ave, Long Beach, NY 11561	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	47.6	47.6	48.4	0.02%
FJN Catering Inc	(#,^)	106 Main St., Mineola, NY 11951	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	246.5	246.5	291.9	0.09%
Studio Find It Georgia Inc	(#,^)	3399 Peachtree Rd NE, Ste 400, Atlanta, GA 30326	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/13/2026	16.2	16.2	16.5	0.01%
Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	(#,^)	11 Kirby Rd, Cromwell, CT 06419	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	124.1	124.1	145.7	0.05%
Sabir Inc. dba Bear Diner	(#,^)	603 Pulaski Hwy, Bear, DE 19701	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	116.0	116.0	137.0	0.04%
Gator D'Lites LLC dba D'Lites Emporium	(#,^)	4216 NW 16th Blvd, Gainsville, FL 32605	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/5/2026	15.9	15.9	16.0	0.01%
Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	(#,^)	401 East City Ave Ste 122, Bala Cynwyd, PA 19004	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	15.7	15.7	15.8	0.01%
Keller, Fishback & Jackson LLP	(#,^)	28720 Canwood St., Agoura Hills, CA 91301	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	88.8	88.8	93.0	0.03%
Loriet LLC	(#,^)	5001 Vivienda Way, Sarasota, FL 34235	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	5.2	5.2	5.3	—%
Hard Exercise Works Winter Park LLC	(#,^)	11551 University Blvd, Ste. 4C Building 1, Orlando, FL 32817	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	28.4	28.4	28.7	0.01%
Warner Home Comfort, LLC dba Smith Piping	(#,^)	1571 Canton Rd., NW, Carrollton, OH 44615	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	77.2	77.2	90.6	0.03%
May-Craft Fiberglass Products Inc	(#,^)	96 Hillsboro Rd, Four Oaks, NC 27524	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	231.5	231.5	274.2	0.09%
Alpha Omega Trucking LLC	(#,^)	14432-52 State Line Rd, Brookings, OR 97415	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	164.5	164.5	194.8	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Empowerschool LLC and Empower Autism Academy, LLC	(#,^)	1825 Fort View Rd, Austin, TX 78754	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	142.1	142.1	168.3	0.05%
Costume World Inc	(#,^)	950 South Federal Highway, Deerfield Beach, FL 33441	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,169.7	1,169.7	1,385.7	0.44%
Pecos Inn LLC dba Econo Lodge	(#,^)	2207 W Third St., Pecos, TX 79772	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	630.8	630.8	745.2	0.24%
Accent Comfort Services, LLC	(#,^)	5035-C West W. T. Harris Blvd, Charlotte, NC 28269	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	62.8	62.8	63.4	0.02%
Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	(#,^)	27-29 Cooper St., Meriden, CT 06053	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	233.8	233.8	272.3	0.09%
McIntosh Trail Management Services Organization Inc	(#,^)	747 South Hill St., Griffin, GA 30224	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/22/2041	398.4	398.4	472.0	0.15%
AAA Mill Direct, Inc. dba Carpet Mill Outlets	(#,^)	1 North Armistead Ave, Hampton, VA 23669	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	5.5	5.5	5.8	—%
Sushiya Inc	(#,^)	72 South Main St., Hanover, NH 03755	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	61.1	61.1	62.4	0.02%
KNS Early Learning Academy LLC	(#,^)	57 Merritt St. SE, Marietta, GA 30060	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	47.8	47.8	56.0	0.02%
Waterfalls Quick Lube LLC and Veracruz Shabo LLC	(#,^)	1325 Broad St., Central Falls, RI 02863	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	259.1	259.1	305.5	0.10%
Gill Express Inc and Blue Speed LLC	(#,^)	2372 Walnut Ave, Livingston, CA 95334	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2041	483.5	483.5	568.3	0.18%
Dana A. Farley dba Independent Cabinets	(#,^)	5805 NE Minder Rd, Poulsbo, WA 98370	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	60.6	60.6	71.8	0.02%
Vehicle Safety Supply LLC	(#,^)	15 East 72nd St., Ste 14-H, New York, NY 10021	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	15.5	15.5	15.7	0.01%
Men of Steel Enterprises LLC and Vogelbacher Properties LLC	(#,^)	2039 US Route 130, Burlington, NJ 08016	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	367.3	367.3	426.6	0.14%
Cameo Carter, MD A Professional Corporation dba The Garden Pediatric G	(#,^)	101 East Redlands Blvd, Ste 106, Redlands, CA 92373	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	51.7	51.7	52.2	0.02%
Christian Soderquist dba Soderquist Plumbing and Heating LLC	(#,^)	7 Oak Drive, Sandy Hook, CT 06482	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	53.0	53.0	62.7	0.02%
Tom Sawyer Country Restaurant LLC and AM 3208 LLC	(#,^)	3208 Forest Hills Blvd, Palm Springs, FL 33406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	242.6	242.6	286.7	0.09%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette’s-West P	(#,^)	550 Rosemary Ave, Ste 236, West Palm Beach, FL 33410	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	64.7	64.7	65.6	0.02%
Wyldewood Cellars, Inc.	(#,^)	951 East 119th St, Mulvane, KS 67120	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	960.1	960.1	1,118.9	0.36%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
NOSO Development, LLC	(#,^)	4 Walker Way, Albany, NY 12205	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	129.3	129.3	130.3	0.04%
Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	(#,^)	162 Danielson Pike, Foster, RI 02825	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	15.7	15.7	16.4	0.01%
MTS Car Service LLC	(#,^)	9 Gibson Court Apt# 1, Norwalk, CT 06854	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	7.2	7.2	7.3	—%
Barrocas Gym LLC dba Snap Fitness	(#,^)	260 West Main St., Avon, CT 06001	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	13.1	13.1	13.6	—%
Marathon Engineering Corporation	(#,^)	5615 2nd St. W, Lehigh Acres, FL 33971	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	42.0	42.0	49.6	0.02%
PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	(#,^)	2017 14th St. NW, Washington, DC 20009	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	34.5	34.5	35.3	0.01%
Revolution Physical Therapy LLC dba Apex Network Physical Therapy	(#,^)	2705 Dougherty Ferry Rd Ste 104, St. Louis, MO 63122	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	15.7	15.7	15.9	0.01%
International Construction Inc	(#,^)	53955 Gratiot Ave, Chesterfield, MI 48051	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	44.3	44.3	51.9	0.02%
ActKnowledge, Inc.	(#,^)	365 5th Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	86.2	86.2	90.1	0.03%
Precious Care LLC and Precious Care Management LLC	(#,^)	186-06 Union Turnpike, Fresh Meadows, NY 11364	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	383.4	383.4	386.8	0.12%
Media Capital Partners, Inc	(#,^)	809 Cedar Rd, Southport, CT 06890	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/21/2026	15.4	15.4	15.5	—%
Kekoa Enterprises Inc dba Signarama Sandy	(#,^)	8942 South 700 East, Sandy, UT 84070	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	34.1	34.1	34.4	0.01%
Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	(#,^)	330 West Harden St., Graham, NC 27253	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	75.4	75.4	89.1	0.03%
ERT Group Inc and Curt's Tools Inspection Inc	(#,^)	5229 142nd Dr. NW, Williston, ND 58801	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	1,186.2	1,186.2	1,390.0	0.44%
Brian T Rice dba BD Logging	(#,^)	800 3rd St Apt B, St Marys, WV 26170	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	1.3	1.3	1.3	—%
K Soles Corp dba Max Collections	(#,^)	3208 Oakcliff Industrial St., Doraville, GA 30340	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	15.5	15.5	15.6	—%
R & D Enterprises Inc dba My Pool Man	(#,^)	291 North Texas Ave., Orlando, FL 32805	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	34.5	34.5	34.7	0.01%
HEWZ, LLC dba Hard Exercise Works	(#,^)	5684 West Sample Rd, Coral Springs, FL 33071	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	15.5	15.5	15.6	—%
ABCs & 123s Infant and Child Care Center LP	(#,^)	13419 Hwy 290E., Bldg 5, Manor, TX 78653	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	7.8	7.8	7.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Dupre Capital LLC dba Fastsigns	(#,^)	215 Quartermaster Court, Jeffersonville, IN 47130	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	40.3	40.3	40.6	0.01%
Accuair Control Systems LLC dba Accuair Suspension	(#,^)	831 Buckley Rd, San Luis Obispo, CA 93401	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	103.5	103.5	104.9	0.03%
Step Up Academy of the Arts LLC	(#,^)	2558 Wigwam Pkwy Ste A, Henderson, NV 89074	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	5.5	5.5	5.6	—%
Faith Summit Supply Inc dba Summit Supply and Summit True Value	(#,^)	8584 US Business Highway 277, Haskell, TX 79521	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	15.5	15.5	16.0	0.01%
Swerve Salon LLC	(#,^)	1419 N Wells St., Chicago, IL 60610	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	54.5	54.5	54.9	0.02%
J & W Hardwood Flooring Inc	(#,^)	14967 Madison St, Brighton, CO 80602	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	5.2	5.2	5.2	—%
Labmates LLC and POV Holdings LLC	(#,^)	141 Watertown Rd, Thomaston, CT 06787	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	102.0	102.0	120.6	0.04%
Hueston and Company CPA LLC	(#,^)	8792 East State Rd 70, Ste B, Bradenton, FL 34202	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	5.6	5.6	5.7	—%
Almost Home Daycare LLC	(#,^)	35 Copps Hill Rd, Ridgefield, CT 06877	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	37.2	37.2	38.8	0.01%
Living Essentials HVAC Corp	(#,^)	42 West St., Apt 24, Randolph, MA 02368	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	10.2	10.2	10.3	—%
Consulting Solutions, Inc. and Mark Luciani	(#,^)	3000 N Federal Highway, STE 1, Fort Lauderdale, FL 33306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	7.9	7.9	8.3	—%
Powerpits CS1, LLC dba Pita Pit	(#,^)	2008 S Texas Ave, College Station, TX 77840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	12.8	12.8	13.1	—%
Drug Detection Laboratories, Inc. and Minh Tran	(#,^)	9700 Business Park Drive, Sacramento, CA 95827	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	13.5	13.5	13.7	—%
The River Beas, LLC dba Subway and Punam Singh	(#,^)	5516 Baltimore Ave, Hyattsville, MD 20781	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	127.1	127.1	150.1	0.05%
Aaradhya LLC dba Market Square Laundry	(#,^)	7727 Crittenden St., Philadelphia, PA 19118	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	52.8	52.8	53.2	0.02%
Blackstones Hairdressing LLC	(#,^)	2 Ave of the Americas, New York, NY 10013	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	35.7	35.7	36.1	0.01%
R & K Contracting Inc	(#,^)	3605 NW 31st Ave, Fort Lauderdale, FL 33309	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	10.6	10.6	11.1	—%
Ei3 Corporation	(#,^)	136 Summit Ave, Montvale, NJ 07645	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	222.9	222.9	233.0	0.07%
B for Blonde, LLC dba Blo Blow Dry Bar	(#,^)	142 East 49th St., New York, NY 10017	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	42.8	42.8	43.1	0.01%
Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	(#,^)	2250 Warrensville Center Rd, University Heights, OH 44118	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	243.2	243.2	256.8	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Jersey Shore Marina & Boat Sales, Inc.	(#,^)	841 Route 70 East, Brick, NJ 08724	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	583.4	583.4	689.9	0.22%
Base USA, Inc.	(#,^)	2215 NW 2nd Ave, Miami, FL 33127	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	34.1	34.1	35.7	0.01%
Zouk Ltd dba Palma	(#,^)	28 Cornelia St., New York, NY 10014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	15.2	15.2	15.9	0.01%
SuzyQue's LLC dba SuzyQue's	(#,^)	34 South Valley Rd, West Orange, NJ 07052	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	15.1	15.1	15.8	0.01%
Tammy Lavertue	(#,^)	24 Wakefield St., Rochester, NH 03867	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	7.5	7.5	7.9	—%
Wildflour Bakery & Cafe LLC	(#,^)	5137 Clareton Dr., Ste 100, Agoura Hills, CA 91301	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	42.1	42.1	44.0	0.01%
Gendron Funeral and Cremation Services, Inc.	(#,^)	135 North Lime Ave, Sarasota, FL 34237	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	103.2	103.2	122.0	0.04%
Dolarian Realty LLC and OV's Restaurant Inc	(#,^)	34 Old Colony Ave, East Taunton, MA 02718	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	63.0	63.0	74.5	0.02%
Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	(#,^)	1196 Inverness Lane, Stow, OH 44224	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	75.0	75.0	76.4	0.02%
MCF Forte LLC	(#,^)	1245 W Baseline Rd Unit 105, Mesa, AZ 85202	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	12.5	12.5	12.6	—%
Panditos LLC dba White Lotus Home	(#,^)	431 Raritan Ave, Highland Park, NJ 08904	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	10.6	10.6	10.6	—%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	(#,^)	24201 North Hwy 1, Fort Bragg, CA 95437	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	95.1	95.1	111.7	0.04%
800 on the Trax LLC and Matrix Z LLC	(#,^)	800 SW 21st Terrace, Fort Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	228.7	228.7	268.0	0.09%
Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Ga	(#,^)	8957 Kingsridge Drive, Centerville, OH 45459	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	681.0	681.0	730.5	0.23%
Joyce Outdoor Advertising Chicago LLC	(#,^)	2443 West 16th St., Chicago, IL 60608	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	279.8	279.8	327.6	0.10%
Hattingh Incorporated dba Prosthetic Care Facility	(#,^)	4415 Woodridge Pkwy, Ste 180, Leesburg, VA 20176	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	12.0	12.0	12.2	—%
Labmates LLC	(#,^)	141 Watertown Rd, Thomaston, CT 06787	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	150.7	150.7	178.0	0.06%
Abbondanza Market LLC dba Hampton Falls Village Market	(#,^)	82 Lafayette Rd, Hampton Falls, NH 03844	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	39.6	39.6	40.2	0.01%
Accent Tag and Label Inc	(#,^)	2201 Rittenhouse St, Des Moines, IA 50321	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	615.0	615.0	721.7	0.23%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Trip Consultants U.S.A. Inc.	(#,^)	311 85th St., Brooklyn, NY 11209	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	116.6	116.6	117.2	0.04%
New York Home Health Care Equipment, LLC	(#,^)	30 Hopper St., Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	713.4	713.4	743.5	0.24%
Moments to Remember USA LLC dba Retain Loyalty	(#,^)	1250 Sanders Ave SW, Massillon, OH 44646	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	56.5	56.5	58.3	0.02%
JAG Unit 1, LLC	(#,^)	1 West Main St., Patchogue, NY 11772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	166.6	166.6	167.4	0.05%
Abitino's JFK LLC dba Abitino's	(#,^)	Terminal 8 JFK ExpressWay Airport, Jamaica, NY 11430	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	59.4	59.4	58.7	0.02%
Swalm Street LLC and New York Home Health Care Equipment LLC	(#,^)	30 Hopper St., Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	7.5%	12/16/2040	327.9	327.9	309.8	0.10%
Evans & Paul LLC and E&P Holdings I LLC	(#,^)	140 Dupont St., Plainview, NY 11803	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	90.4	90.4	91.6	0.03%
Basista Family Limited Partnership and UPE, Inc.	(#,^)	3401 Brecksville Rd, Richfield, OH 44286	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	317.7	317.7	372.4	0.12%
DC Enterprises Ltd. dba Lakeview True Value	(#,^)	318 North F St., Lakeview, OR 97630	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	15.0	15.0	15.6	—%
Alexandra Afentoulides dba Vi's Pizza Restaurant	(#,^)	1068 Old Colony Rd, Meriden, CT 06450	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	43.8	43.8	51.7	0.02%
Cares, Inc dba Dumpling Grounds Day Care Center	(#,^)	4508 Blakiston St., Philadelphia, PA 19136	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	5.0	5.0	5.2	—%
Custom Exteriors, Inc.	(#,^)	2142 Rheem Drive, Ste E, Pleasanton, CA 94588	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	66.6	66.6	67.7	0.02%
Sushiya, Inc.	(#,^)	72-74 South Main St., Hanover, NH 03755	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	72.5	72.5	73.7	0.02%
LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	(#,^)	880 Lowcountry Blvd, Mount Pleasant, SC 29464	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	466.5	466.5	548.6	0.18%
Japp Business Inc dba Pick and Eat and Japp Drink Corp.	(#,^)	4179 Broadway, New York, NY 10033	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	82.0	82.0	83.7	0.03%
DWeb Studio, Inc.	(#,^)	10800 E. Bethany Drive, Ste 275, Aurora, CO 80014	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	7.4	7.4	7.4	—%
Play and Learn Child Care and School Inc	(#,^)	403 S Dillard St, Winter Garden, FL 34787	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	7.3	7.3	7.6	—%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(#,^)	726-740 South Fleming St., Sebastian, FL 32958	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	11/23/2040	700.0	700.0	661.5	0.21%
Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	(#,^)	3105 107th Ave, Doral, FL 33178	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	60.4	60.4	61.0	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
S.B.B. Enterprises Inc dba Williamston Hardware	(#,^)	139 S Putnam St., Williamston, MI 48895	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	100.5	100.5	116.5	0.04%
Key Pix Productions Inc. dba Air Bud Entertainment	(#,^)	22525 Pacific Coast Highway, Malibu, CA 90265	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	509.5	509.5	601.5	0.19%
E.S.F.P. LLC dba Volusia Van and Storage	(#,^)	916 South Nova Rd, Ormond Beach, FL 32174	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	60.6	60.6	61.3	0.02%
Green Life Lawnscapes LLC dba Green Life Lawn Care	(#,^)	1820 NE Jensen Beach Blvd, Jensen Beach, FL 34957	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	96.9	96.9	101.0	0.03%
JumboMarkets Inc dba Rines Jumbomarkets	(#,^)	15500 SW Trail Drive, Indiantown, FL 34956	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	201.6	201.6	210.2	0.07%
Financial Network Recovery Inc	(#,^)	250 E Easy St. Ste 1, Simi Valley, CA 93065	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	26.0	26.0	26.2	0.01%
ADMO Inc dba Mid States Equipment	(#,^)	16180 Westwoods Business Park, Ellisville, MO 63021	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	14.6	14.6	14.8	—%
Recycling Consultants, Inc. and Prairie State Salvage and Recycling In	(#,^)	PO Box 468, Wood River, IL 62095	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	437.3	437.3	463.6	0.15%
SCJEN Management Inc dba Bowl of Heaven	(#,^)	43958 Pacific Common Blvd, Fremont, CA 94538	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	46.3	46.3	47.6	0.02%
Binky's Vapes LLC	(#,^)	10539 Greenbelt Rd Ste 102, Lanham, MD 20706	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	14.5	14.5	14.9	—%
Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	(#,^)	1838 Adee Ave, Baychester, NY 10469	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	131.7	131.7	156.8	0.05%
Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas Cit	(#,^)	7748 Troost Ave, Kansas City, MO 64131	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	50.2	50.2	54.1	0.02%
R.H. Hummer Jr., Inc.	(#,^)	2141 P Ave, Williamsburg, IA 52361	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	259.3	259.3	271.5	0.09%
Greensward of Marco Inc.	(#,^)	54 Marco Lake Drive, Marco Island, FL 34146	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	80.8	80.8	95.9	0.03%
RIM Investments LLC and RIM Architects LLC	(#,^)	645 G St. Ste 400, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	367.9	367.9	436.2	0.14%
The Grasso Companies LLC and Grasso Pavement Maintenance LLC Veranda L	(#,^)	485 Pepper St., Monroe, CT 06468	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	314.2	314.2	328.2	0.11%
Prestigious LifeCare for Seniors LLC	(#,^)	5701 North Pine Island Rd, Tamarac, FL 33321	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	6.3	6.3	6.6	—%
Sandlot Ventures LLC and Sandbox Ventures LLC	(#,^)	1857A Elmdale Ave, Glenview, IL 60025	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	413.4	413.4	489.3	0.16%
Yachting Solutions LLC	(#,^)	229 Commercial St, Rockport, ME 04856	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	887.5	887.5	1,050.5	0.34%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Daniel W. Stark dba Mountain Valley Lodge and RV Park	(#,^)	223 Hwy 80, Rodeo, NM 88056	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	12.4	12.4	14.8	—%
St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	(#,^)	10 West Orvis St., Massena, NY 13662	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	576.3	576.3	682.9	0.22%
Finish Strong Inc dba FASTSIGNS St Peters	(#,^)	98 North Hillview Drive, St Peters, MO 63376	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	32.1	32.1	33.0	0.01%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	31.9	31.9	33.0	0.01%
IIoka Inc dba New Cloud Networks	(#,^)	160 Inverness Drive W Ste 150, Englewood, CO 80112	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	429.2	429.2	441.0	0.14%
Vanderhoof LLC dba Soxfords	(#,^)	11 Sellecks Walk, Pound Ridge, NY 10576	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	9.8	9.8	10.0	—%
MiJoy Inc dba Imo's Pizza	(#,^)	215 South Kirkwood Rd, Kirkwood, MO 63122	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	5.3	5.3	5.4	—%
Naeem Khan LTD	(#,^)	260 West 36h St., New York, NY 10018	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	80.3	80.3	82.5	0.03%
FirstVitals Health and Wellness Inc	(#,^)	1288 Ala Moana Blvd Ste 27E, Honolulu, HI 96814	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	96.4	96.4	99.1	0.03%
Almost Home Daycare LLC	(#,^)	35 Copps Hill Rd, Ridgefield, CT 06877	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	7.0	7.0	7.3	—%
Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	(#,^)	170 Main St., North Kingstown, RI 02852	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	129.3	129.3	153.7	0.05%
Empower Autism Academy	(#,^)	11316 Wet Season Drive, Austin, TX 78754	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	631.6	631.6	750.6	0.24%
Higher Grounds Community Coffeehouse, LLC	(#,^)	39 Kingstown Rd, Wyoming, RI 02898	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	5.3	5.3	5.5	—%
Elite Institute LLC dba Huntington Learning Center	(#,^)	13526 Village Park Drive Ste 214, Orlando, FL 32837	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	9.6	9.6	9.9	—%
3000 CSI Property LLC and Consulting Solutions Inc	(#,^)	3000 N Federal Highway, Ste 1, Fort Lauderdale, FL 33306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	127.8	127.8	151.8	0.05%
God Be Glorified Inc dba GBG Inc	(#,^)	40 West. 162nd St, South Holland, IL 60473	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	33.6	33.6	34.5	0.01%
GDP Gourmet LLC dba Joe and John's Pizza Restaurant	(#,^)	136 New Jersey Ave, Absecon, NJ 08201	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	134.1	134.1	158.8	0.05%
Gold Jet Corp.	(#,^)	2472 Broadway, New York, NY 10025	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	45.4	45.4	47.1	0.02%
SKJ Inc dba Subway	(#,^)	401 S Woodlawn Ave, Bloomington, IN 47401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	53.4	53.4	55.0	0.02%
LP Industries Inc dba Childforms	(#,^)	110 Charleston Drive, Mooresville, NC 28117	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	80.5	80.5	83.8	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Beale Street Blues Company-West Palm Beach LLC dba Lafayette's-West Pa	(#,^)	550 Rosemary Ave, Ste 236, West Palm Beach, FL 33401	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	41.5	41.5	42.8	0.01%
Smart Artists Inc.	(#,^)	450 West 24th St. Ste 1C, New York, NY 10011	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	14.1	14.1	14.5	—%
Free Ion Advisors LLC	(#,^)	322 Evandale Rd, Scarsdale, NY 10583	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	40.2	40.2	41.3	0.01%
Murrayville Donuts, Inc dba Dunkin' Donuts	(#,^)	2304 N College Rd, Wilmington, NC 28405	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	330.7	330.7	390.7	0.13%
Union 2 LLC dba The Standard	(#,^)	1520 Broadway, Fort Myers, FL 33901	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	67.1	67.1	69.7	0.02%
Jonathan E Nichols and Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Drive, Memphis, TN 38134	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	46.3	46.3	48.4	0.02%
Thrifty Market, Inc. dba Thrifty Foods	(#,^)	702 10th St, Wheatland, WY 82201	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	222.4	222.4	240.9	0.08%
Myclean Inc.	(#,^)	247 West 36th St. 9th Floor, New York, NY 10018	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	9.8	9.8	10.1	—%
Summit Beverage Group LLC	(#,^)	211 Washington Ave, Marion, VA 24354	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	231.8	231.8	251.8	0.08%
TJU-DGT Inc dba The Lorenz Cafe	(#,^)	714-718 Lorenz Ave, Pittsburgh, PA 15220	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	15.8	15.8	17.1	0.01%
Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	(#,^)	13886 Campo Rd, Jamul, CA 91935	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	348.2	348.2	412.4	0.13%
SofRep, Inc dba Force 12 Media	(#,^)	930 Tahoe Blvd Ste 802-543, Incline Village, NV 89451	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	40.2	40.2	41.2	0.01%
CEM Autobody LLC dba Dawn's Autobody	(#,^)	7 Division St, Keyport, NJ 07735	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	124.3	124.3	147.0	0.05%
E & G Enterprises LLC dba Comfort Keepers	(#,^)	220 Middle St., Franklin, VA 23851	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	13.9	13.9	14.3	—%
Ohs Auto Body, Inc. dba Ohs Body Shop	(#,^)	3560 Highway 93 South, Kalispell, MT 59901	Repair and Maintenance	Term Loan	7.59%	6/25/2040	1,117.3	1,117.3	1,052.1	0.34%
Wolf Enviro Interests, LLC and Enviromax Services Inc	(#,^)	18002 Mueschke Rd, Cypress, TX 77433	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	226.4	226.4	266.2	0.09%
Evinger PA One, Inc. dba Postal Annex, Falcon	(#,^)	7661 McLaughlin Rd, Falcon, CO 80831	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	13.9	13.9	14.4	—%
RJI Services, Inc.	(#,^)	353 E Angeleno Ste G, Burbank, CA 91502	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	13.9	13.9	14.2	—%
Real Help LLC dba Real Help Decorative Concrete	(#,^)	2221 Broadway St., Buffalo, NY 14212	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	32.8	32.8	34.2	0.01%
KRN Logistics, LLC and Newsome Trucking, Inc	(#)	2262 Hwy 53 W, Jasper, GA 30143	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	333.7	333.7	345.7	0.11%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
PM Cassidy Enterprises, Inc. dba Junk King	(#,^)	960 Matley Lane, Ste 20 & 21, Bldg B, Reno, NV 89502	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	9.2	9.2	9.4	—%
Inverted Healthcare Staffing of Florida LLC dba Interim Healthcare Tra	(#,^)	111 N Pompano Beach Blvd, Pompano Beach, FL 33062	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	28.8	28.8	29.5	0.01%
AM PM Properties, LLC and AM PM Willington, LLC	(#,^)	1308 Stafford Rd, Storrs Mansfield, CT 06268	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	79.6	79.6	94.3	0.03%
Mirage Plastering Inc and Mpire LLC and Mpire II LLC	(#,^)	1802 W Grant Rd Ste 114, Tucson, AZ 85745	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	127.2	127.2	149.0	0.05%
Eldredge Tavern LLC dba Gonyea's Tavern	(#,^)	150 Main St., Pascoag, RI 02859	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	51.6	51.6	61.2	0.02%
Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	(#,^)	234 Rock Rd, Glen Rock, NJ 07452	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	9.7	9.7	9.9	—%
ViAr Visual Communications, Inc. dba Fastsigns 281701	(#,^)	4721 University Way NE, Seattle, WA 98105	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	38.3	38.3	39.4	0.01%
Video Vault & Tanning LLC and Mosaic Salon LLC	(#)	W7003 Parkview Dr, Ste A & B, Greenville, WI 54942	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	61.5	61.5	72.9	0.02%
Medworxs LLC	(#,^)	10901 W. Toller Drive, Littleton, CO 80127	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	77.2	77.2	79.3	0.03%
XCESSIVE THROTTLE, INC dba Jake's Roadhouse	(#,^)	5980 Lamar St., Arvada, CO 80003	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	5.0	5.0	5.1	—%
Villela CPA PL	(#,^)	777 Brickell Ave, Ste 500, Miami, FL 33131	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	5.5	5.5	5.7	—%
Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	(#,^)	2188 Brunswyck Rd, Wallkill, NY 12589	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	159.5	159.5	188.9	0.06%
15 McArdle LLC and No Other Impressions Inc	(#,^)	15 McArdle St., Rochester, NY 14611	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	168.5	168.5	199.2	0.06%
Guard Dogs MFS LLC	(#,^)	9460 Mistwater Close, Roswell, GA 30076	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	37.9	37.9	38.9	0.01%
George S Cochran DDS Inc	(#,^)	1066 Chelsea Ave, Napoleon, OH 43545	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	90.8	90.8	93.0	0.03%
South Park Properties LLC and Midlothian Hardware LLC	(#,^)	4751 147th St., Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	43.7	43.7	51.8	0.02%
Matthew Taylor and Landon Farm LLC	(#,^)	6103 N Church St, Greensboro, NC 27455	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	91.9	91.9	107.8	0.03%
Cares Inc dba Dumpling Grounds Day Care Center	(#,^)	4508 Blakiston St., Philadelphia, PA 19136	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	74.1	74.1	87.9	0.03%
Orchid Enterprises Inc dba Assisting Hands of Sussex County	(#,^)	274 Spring St., Newton, NJ 07860	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	9.0	9.0	9.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Ragazza Restaurant Group, Inc. dba Bambolina	(#,^)	288 Derby St., Salem, MA 01970	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	10.8	10.8	11.2	—%
Diamond Solutions LLC	(#,^)	7655 E Gelding Drive, Ste B2, Scottsdale, AZ 85260	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	11.7	11.7	11.9	—%
Giacchino Maritime Consultants Inc	(#,^)	5219 Tamiami Court, Cape Coral, FL 33904	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	13.5	13.5	13.9	—%
Sound Coaching Inc	(#,^)	4749 Main St. Ste 3, Bridgeport, CT 06606	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	26.7	26.7	27.4	0.01%
Faramarz Nikourazm dba Car Clinic Center	(#,^)	10707 Shady Trail, Dallas, TX 75220	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	67.1	67.1	79.3	0.03%
Copper Beech Financial Group LLC	(#,^)	1223 North Church St., Moorestown, NJ 08057	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	74.1	74.1	76.7	0.02%
Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes and Trac	(#,^)	40 Buzzard Ridge Rd, Sequim, WA 98382	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	274.8	274.8	326.0	0.10%
Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	(#,^)	5600 N. River Rd #925, Rosemont, IL 60018	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	734.4	734.4	750.8	0.24%
Shellhorn and Hill Inc dba Total Fleet Service	(#,^)	501 South Market St, Wilmington, DE 19801	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	943.5	943.5	1,110.0	0.36%
Shorr Enterprises Inc dba New Design Furniture Manufacturers	(#,^)	3033 NW 28 St., Lauderdale Lakes, FL 33311	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	63.2	63.2	65.5	0.02%
Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	(#,^)	800 James Ave, Scranton, PA 18510	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	49.2	49.2	58.2	0.02%
Zero-In Media Inc	(#,^)	1123 Broadway Ste 704, New York, NY 10010	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	13.3	13.3	13.6	—%
Loriet LLC	(#,^)	5001 Vivienda Way, Sarasota, FL 34235	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	7.1	7.1	7.3	—%
Shelton Incorporated dba Mrs. Winners	(#,^)	4509 N. Henry Blvd, Stockbridge, GA 30281	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	102.4	102.4	121.3	0.04%
Jaymie Hazard dba Indigo Hair Studio and Day Spa	(#,^)	2016 Warwick Ave, Warwick, RI 02889	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	39.0	39.0	46.0	0.01%
R & R Security and Investigations Inc dba Pardners Lake Buchanan	(#,^)	15615 State Route 29, Buchanan Dam, TX 78609	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	77.7	77.7	92.0	0.03%
MMS Realty, LLC and Molecular MS Diagnostics LLC	(#,^)	1224 Greenwich Ave, Warwick, RI 02886	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	146.4	146.4	172.5	0.06%
Royal Crest Motors LLC	(#,^)	769 Amesbury Rd, Haverhill, MA 01830	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	83.1	83.1	98.1	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Luigi's on Main LLC and Luigi's Main Street Pizza Inc	(#,^)	491 Montauk Highway, Eastport, NY 11941	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	6.7	6.7	6.9	—%
Baystate Firearms and Training, LLC	(#)	215 Newbury St., Peabody, MA 01960	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	35.8	35.8	36.6	0.01%
Pace Motor Lines, Inc.	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	38.3	38.3	39.8	0.01%
Kingseal LLC dba Desoto Health and Rehab Center	(#,^)	475 Nursing Home Drive, Arcadia, FL 34266	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,161.8	1,161.8	1,375.7	0.44%
Nelson Financial Services LLC	(#,^)	20015 N 83rd Place, Scottsdale, AZ 85255	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	7.3	7.3	7.4	—%
Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 60636	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	56.3	56.3	66.3	0.02%
Triangle Trash LLC dba Bin There Dump That	(#,^)	188 Northbend Drive, Youngsville, NC 27596	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	43.4	43.4	44.9	0.01%
Dean 1021 LLC dba Pure Pita	(#,^)	106 Central Ave, Westfield, NJ 07090	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	52.3	52.3	53.7	0.02%
Limameno LLC dba Sal's Italian Ristorante	(#,^)	861 Yamato Rd, Bay #2, Boca Raton, FL 33431	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	48.0	48.0	49.3	0.02%
Palmabak Inc dba Mami Nora's	(#,^)	4614 Capital Blvd, Raleigh, NC 27604	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	3.6	3.6	3.7	—%
Jung Design Inc	(#,^)	10857 Pine Bluff Drive, Fishers, IN 46037	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	2.6	2.6	2.6	—%
Grand Blanc Lanes, Inc. and H, H and H, LLC	(#,^)	5301 S Saginaw Rd, Flint, MI 48507	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	120.3	120.3	142.5	0.05%
Evans and Paul LLC	(#,^)	140 Dupont St., Plainview, NY 11803	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	138.1	138.1	143.5	0.05%
First Prevention and Dialysis Center, LLC	(#)	17940 NW 27th Ave, Miami Gardens, FL 33056	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	169.1	169.1	175.7	0.06%
Bowlerama Inc	(#,^)	3031 New Castle Ave, New Castle, DE 19720	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,089.7	1,089.7	1,288.0	0.41%
The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	(#,^)	114-115 Medical Center Ave, Sebring, FL 33870	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	479.8	479.8	562.6	0.18%
Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	(#,^)	1700 W 4th St., Dequincy, LA 70633	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	452.4	452.4	534.8	0.17%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Ha	(#,^)	550 South Rosemary Ave Ste 236, West Palm Beach, FL 33401	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	106.5	106.5	109.4	0.04%
B.S. Ventures LLC dba Dink's Market	(#,^)	48649 Highway 58, Oakridge, OR 97463	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	48.6	48.6	57.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
MM and M Management Inc dba Pizza Artista	(#,^)	5409 Johnston St., Lafayette, LA 70503	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	27.6	27.6	28.4	0.01%
The Jewelers Inc. dba The Jewelers of Las Vegas	(#,^)	2400 Western Ave, Las Vegas, NV 89102	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	704.5	704.5	719.5	0.23%
Will Zac Management LLC dba Papa John's	(#)	2410 West Jefferson St., Ste B, Joliet, IL 60435	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	82.3	82.3	80.0	0.03%
B & W Towing, LLC and Boychucks Fuel LLC	(#,^)	701 Addison Rd, Painted Post, NY 14870	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	148.4	148.4	174.4	0.06%
Kemmer LLC and Apples Tree Top Liquors LLC	(#)	1300 S Jackson St., Salem, IN 47167	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	127.6	127.6	149.8	0.05%
Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	(#,^)	988 Hemlock St., Cannon Beach, OR 97110	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	108.2	108.2	127.6	0.04%
Legacy Estate Planning Inc dba American Casket Enterprises	(#,^)	2176 Route 119 North, Greensburg, PA 15601	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	23.5	23.5	24.0	0.01%
DC Real LLC and DC Enterprises LTD dba Lakeview True Value	(#,^)	318 North F St., Lakeview, OR 97630	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	108.3	108.3	127.8	0.04%
Heartland American Properties LLC and Skaggs RV Outlet LLC	(#,^)	301 Commerce Drive, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	432.4	432.4	510.1	0.16%
One Hour Jewelry Repair Inc	(#,^)	6544 Springfield Mall, Springfield, VA 22150	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	11.3	11.3	11.5	—%
DNT Storage and Properties LLC	(#,^)	38 Old National Pike, West Alexander, PA 15376	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	91.7	91.7	108.3	0.03%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	104.0	104.0	106.8	0.03%
Doctors Express Management of Central Texas LLC	(#,^)	3614 SW HK Dodgen Loop, Ste F, Temple, TX 76504	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	3.6	3.6	3.7	—%
Smith Spinal Care Center P.C. and James C. Smith	(#,^)	1103 Russell Pkwy, Warner Robins, GA 31088	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	25.9	25.9	30.6	0.01%
Michael Rey Jr. and Lynn J. Williams (EPC) and GIG Petcare dba Hickory	(#,^)	900 Alpine Rd, Bridgeville, PA 15017	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	109.7	109.7	129.6	0.04%
Sumad LLC dba BrightStar Care of Encinitas	(#,^)	680 Fletcher Pkwy, Ste 206, El Cajon, CA 92020	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	29.3	29.3	30.3	0.01%
Roccos LLC and Sullo Pantalone Inc dba Rocco's	(#,^)	79 Beach Rd Units B13 and B14, Vineyard Haven, MA 02568	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	229.9	229.9	272.4	0.09%
Gordon E Rogers dba Stonehouse Motor Inn	(#,^)	162 Danielson Pike, Foster, RI 02825	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	51.7	51.7	61.4	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	(#,^)	308 Kennedy St. NW, Washington, DC 20011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	15.2	15.2	15.7	0.01%
Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	(#,^)	3390 W. Andrew Johnson Hwy, Greeneville, TN 37743	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	130.8	130.8	155.0	0.05%
Modern Leather Goods Repair Shop Inc	(#,^)	2 West 32nd St., Ste 401, New York, NY 10001	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	31.3	31.3	32.3	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 N Beach St., Fort Worth, TX 76111	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	165.8	165.8	171.3	0.05%
Tavern Properties LLC and Wildwood Tavern LLC	(#,^)	6480 West Touhy Ave, Niles, IL 60714	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	385.2	385.2	456.1	0.15%
Indy East Smiles Youth Dentistry LLC dba Prime Smile East	(#,^)	5430 E. Washington St., Indianapolis, IN 46219	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	341.8	341.8	352.3	0.11%
B&P Diners LLC dba Engine House Restaurant	(#,^)	71 Lafayette St.,, Salem, MA 01970	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	43.4	43.4	44.7	0.01%
Lamjam LLC (EPC) Goldsmith Lambros Inc (OC)	(#)	7137 Little River Turnpike, Annandale, VA 22003	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	78.2	78.2	81.1	0.03%
Atlas Auto Body Inc dba Atlas Auto Sales	(#,^)	20 Providence St., West Warwick, RI 02893	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	46.2	46.2	54.7	0.02%
Katie Senior Care LLC dba Home Instead Senior Care	(#,^)	222E Eufaula St Ste 220, Norman, OK 73069	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	56.9	56.9	58.6	0.02%
Alpha Preparatory Academy LLC	(#,^)	4462 Mink Livsey Rd, Snellville, GA 30039	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	130.8	130.8	155.0	0.05%
Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	(#,^)	10463 Hamer Rd, Georgetown, OH 45121	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	127.6	127.6	121.1	0.04%
Almost Home Property LLC and Almost Home Daycare LLC	(#,^)	35 Copps Hill Rd, Ridgefield, CT 06877	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	670.2	670.2	793.8	0.25%
iFood, Inc. dba Steak N Shake	(#,^)	5900 Duraleigh Rd, Raleigh, NC 27612	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	206.8	206.8	214.0	0.07%
575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	(#,^)	575 Columbus Ave, New Haven, CT 06519	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	18.2	18.2	21.6	0.01%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	134.0	134.0	158.8	0.05%
Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	(#,^)	15 Stonebridge, Cranston, RI 02921	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	87.7	87.7	103.8	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
iFood, Inc. dba Steak N Shake	(#,^)	2840 E Millbrook Rd, Raleigh, NC 27604	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	564.5	564.5	666.9	0.21%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave Route 53, Lisle, IL 60532	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	51.1	51.1	53.0	0.02%
AMG Holding, LLC and Stetson Automotive, Inc	(#,^)	309 Route 9, Waretown, NJ 08758	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	186.8	186.8	221.4	0.07%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	781.5	781.5	926.0	0.30%
JPM Investments LLC and Carolina Family Foot Care P.A.	(#)	122 N. Main St., Fuquay Varina, NC 27526	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	128.4	128.4	151.7	0.05%
Zinger Hardware and General Merchant Inc	(#)	4001 North Lamar Blvd Ste 300, Austin, TX 78756	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.25%	6/26/2024	40.4	40.4	39.4	0.01%
Nikobella Properties LLC and JPO Inc dba Village Car Wash	(#)	1372 South US Route 12, Fox Lake, IL 60020	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	444.1	444.1	524.7	0.17%
Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Val	(#,^)	1313 West Park St. #1, Livingston, MT 59047	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	208.4	208.4	246.3	0.08%
Sico & Walsh Insurance Agency Inc and The AMS Trust	(#)	106 Concord Ave, Belmont, MA 02478	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	84.5	84.5	100.0	0.03%
Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	(#,^)	15637 St Clair Ave, Cleveland, OH 44110	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	8.5	8.5	8.8	—%
Long Island Barber Institute Inc	(#,^)	266 Greenwich St., Hempstead, NY 11550	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	49.6	49.6	58.5	0.02%
Pocono Coated Products, LLC	(#,^)	100 Sweetree St., Cherryville, NC 28021	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	11.4	11.4	11.8	—%
Jonesboro Health Food Center LLC	(#,^)	1321 Stone St., Jonesboro, AR 72401	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	32.3	32.3	33.2	0.01%
Hae M. and Jin S. Park dba Buford Car Wash	(#,^)	1163 Buford Highway, Sugar Hill, GA 30518	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	147.5	147.5	174.2	0.06%
The River Beas LLC and Punam Singh	(#,^)	11704 Centurion Way, Potomac, MD 20854	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	80.5	80.5	95.1	0.03%
AS Boyals LLC dba Towne Liquors	(#,^)	117 South Broad St., Woodbury City, NJ 08096	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	96.8	96.8	114.4	0.04%
Gerami Realty, LC (EPC) Sherrill Universal City Corral, LP dba Golden	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	51.7	51.7	55.0	0.02%
Complete Body & Paint, Inc.	(#,^)	32220 Michigan Ave, Wayne, MI 48184	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	18.5	18.5	21.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Island Wide Realty LLC and Long Island Partners, Inc. dba Realty Execu	(#,^)	201-203-205 West Merrick Rd, Valley Stream, NY 11580	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	92.2	92.2	109.0	0.03%
Wilshire Media Systems Inc	(#,^)	2649 Townsgate Rd. Ste 500, Westlake Village, CA 91361	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	91.1	91.1	93.8	0.03%
1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	(#,^)	1899 State Route 35, South Amboy, NJ 08879	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	99.6	99.6	117.8	0.04%
Dantanna's Tavern LLC	(#,^)	6615 Roswell Rd NE #30, Sandy Springs, GA 30328	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	83.3	83.3	86.1	0.03%
Little People's Village II LLC (OC) and Iliopoulos Realty LLC (EPC)	(#,^)	6522 Haverford Ave, Philadelphia, PA 19151	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	82.1	82.1	96.9	0.03%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	(#,^)	4401 N I-35 #113, Denton, TX 76207	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	357.5	357.5	369.5	0.12%
Little People's Village II LLC (OC) and Iliopoulos Realty LLC (EPC)	(#,^)	6522 Haverford Ave, Philadelphia, PA 19151	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	90.6	90.6	106.9	0.03%
Kemmer, LLC (EPC) and Pitts Package Store, Inc.(OC)	(#,^)	201 S. Main St., Salem, IN 47167	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	105.3	105.3	124.1	0.04%
Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	(#,^)	16701 E. Iliff Ave, Aurora, CO 80013	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	398.2	398.2	470.7	0.15%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	(#)	636 South Center St., New Washington, OH 44854	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	70.2	70.2	82.8	0.03%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	(#,^)	63 S Wyoming Ave, Edwardsville, PA 18704	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	98.3	98.3	116.0	0.04%
Kinisi, Inc. dba The River North UPS Store	(#,^)	301 West Grand Ave, Chicago, IL 60654	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	4.2	4.2	4.3	—%
Tortilla King, Inc.	(#,^)	249 23rd Ave, Moundridge, KS 67107	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	756.2	756.2	818.1	0.26%
Tortilla King Inc.	(#,^)	249 23rd Ave, Moundridge, KS 67107	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	41.0	41.0	48.4	0.02%
R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	(#,^)	3111 and 3135 Delsea Drive, Franklinville, NJ 08322	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	369.6	369.6	435.7	0.14%
Faith Memorial Chapel LLC	(#,^)	600 9th Ave North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	189.6	189.6	223.4	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	(#,^)	952 Boston Post Rd, Milford, CT 06460	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	183.1	183.1	215.8	0.07%
Summit Beverage Group LLC	(#,^)	211 Washington Ave, Marion, VA 24354	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	168.7	168.7	173.9	0.06%
96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	(#,^)	96 Mill St., Berlin, CT 06037	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	126.4	126.4	149.2	0.05%
JWB Industries, Inc. dba Carteret Die Casting	(#,^)	74 Veronica Ave, Somerset, NJ 08875	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	134.7	134.7	138.4	0.04%
986 Dixwell Avenue Holding Company, LLC(EPC) and Mughali Foods, LLC db	(#,^)	986 Dixwell Ave, Hamden, CT 06510	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	88.1	88.1	103.9	0.03%
Sarah Sibadan dba Sibadan Agency	(#,^)	102-05 101st Ave, Ozone Park, NY 11416	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	114.2	114.2	134.8	0.04%
Icore Enterprises Inc dba Air Flow Filters Inc	(#,^)	151 W 24th St, Hialeah, FL 33010	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	10.3	10.3	10.6	—%
Nutmeg North Associates LLC (OC) Steeltech Building Products Inc	(#,^)	636 Nutmeg Rd North, South Windsor, CT 06074	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	806.9	806.9	950.8	0.30%
KK International Trading Corporation	(#,^)	219 Lafayette Drive, Syosset, NY 11791	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	133.8	133.8	144.6	0.05%
Kurtis Sniezek dba Wolfe's Foreign Auto	(#,^)	712 5th St., New Brighton, PA 15066	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	78.3	78.3	92.2	0.03%
TAK Properties LLC and Kinderland Inc	(#,^)	1157 Commerce Ave, Longview, WA 98632	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	356.7	356.7	419.7	0.13%
TOL LLC dba Wild Birds Unlimited	(#,^)	320 W. Main St., Avon, CT 06001	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	8.6	8.6	8.8	—%
920 CHR Realty LLC (EPC) V. Garofalo Carting Inc (OC)	(#,^)	920 Crooked Hill, Brentwood, NY 11717	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	368.0	368.0	433.6	0.14%
DKB Transport Corp	(#,^)	555 Water Works Rd, Old Bridge, NJ 08857	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	122.2	122.2	144.0	0.05%
Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	(#,^)	1455 S Richland Creek Rd, Sugar HIll, GA 30518	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	91.8	91.8	107.8	0.03%
Spectrum Development LLC and Solvit Inc & Solvit North, Inc	(#,^)	65 Farmington Valley Drive, Plainville, CT 06062	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	180.8	180.8	185.4	0.06%
BVIP Limousine Service LTD	(#,^)	887 W Liberty, Medina, OH 44256	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	67.3	67.3	79.3	0.03%
AcuCall LLC	(#,^)	824 U.S Highway 1, Ste 335, North Palm Beach, FL 33408	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	7.0	7.0	7.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	(#,^)	3039-3043 Hedley, Springfield, IL 62704	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	20.5	20.5	21.0	0.01%
Yousef Khatib dba Y&M Enterprises	(#,^)	671 E. Cooley Drive, Unit 114, Colton, CA 92324	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	34.1	34.1	34.9	0.01%
Howell Gun Works LLC	(#,^)	2446 Route 9, Howell, NJ 07731	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	2.1	2.1	2.2	—%
Polpo Realty, LLC(EPC) Polpo Restaurant, LLC (OC)	(#,^)	554 Old Post Rd #3, Greenwich, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	55.6	55.6	65.5	0.02%
Janice B. McShan and The Metropolitan Day School, LLC	(#,^)	2817 Lomb Ave, Birmingham, AL 35208	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	19.3	19.3	19.9	0.01%
Master CNC Inc & Master Properties LLC	(#,^)	11825 29 Mile Rd, Washington, MI 48095	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	523.0	523.0	614.6	0.20%
1 North Restaurant Corp dba 1 North Steakhouse	(#,^)	322 W. Montauk Hwy, Hampton Bays, NY 11946	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	186.8	186.8	220.1	0.07%
Mid-Land Sheet Metal Inc	(#,^)	125 E Fesler St., Santa Maria, CA 93454	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	120.6	120.6	142.0	0.05%
Greenbrier Technical Services, Inc	(#,^)	407 E. Edgar Ave, Ronceverte, WV 24970	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	91.8	91.8	94.3	0.03%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	(#,^)	77 Mill Rd, Freeport, NY 11520	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	129.9	129.9	153.0	0.05%
Cencon Properties LLC and Central Connecticut Warehousing Company, In	(#,^)	37 Commons Court, Waterbury, CT 06704	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	301.5	301.5	355.8	0.11%
Discount Wheel and Tire of Broken Bow Inc	(#,^)	1202 S Park Drive, Broken Bow, OK 74728	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	195.5	195.5	230.6	0.07%
Lenoir Business Partners LLC (EPC) LP Industries, Inc dba Childforms	(#,^)	2040 Norwood, Lenoir, NC 28645	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	259.3	259.3	306.0	0.10%
LP Industries, Inc dba Childforms	(#,^)	110 Charleston Drive, Ste 105-107, Morresville, NC 28117	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	105.7	105.7	124.7	0.04%
Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	(#,^)	12150 Annapolis Rd, Ste 301, Glenn Dale, MD 20769	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	292.8	292.8	345.4	0.11%
Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Ho	(#,^)	17 Pearl St., Mystic, CT 06355	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	87.4	87.4	103.1	0.03%
Eastside Soccer Dome, Inc .	(#,^)	11919 S Ave O, Chicago, IL 60617	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	405.2	405.2	478.2	0.15%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Southeast Chicago Soccer, Inc.	(#,^)	10232 S Ave N, Chicago, IL 60617	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	44.7	44.7	52.8	0.02%
Diamond Memorials Incorporated	(#,^)	800 Broad St., Clifton, NJ 07013	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	2.0	2.0	2.0	—%
Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 60636	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	79.4	79.4	93.4	0.03%
Faith Memorial Chapel LLC	(#,^)	600 9th Ave North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	235.1	235.1	276.7	0.09%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	(#,^)	11585 Jones Bridge Rd, Ste 4G, Johns Creek, GA 30022	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	20.3	20.3	20.8	0.01%
Maynard Enterprises Inc dba Fastsigns of Texarkana	(#,^)	3735 Mall Drive, Texarkana, TX 75501	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	7.1	7.1	7.3	—%
Grafio Inc dba Omega Learning Center-Acworth	(#,^)	5330 Brookstone Drive, Ste 320, Acworth, GA 30101	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	72.4	72.4	74.2	0.02%
The Berlerro Group, LLC dba Sky Zone	(#,^)	111 Rodeo Drive, Edgewood, NY 11717	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	187.6	187.6	192.4	0.06%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	37.6	37.6	40.6	0.01%
Prospect Kids Academy Inc	(#,^)	532 St Johns Place, Brooklyn, NY 11238	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	108.6	108.6	127.9	0.04%
B for Brunette dba Blo	(#,^)	50 Glen Cove Rd, Greenvale, NY 11548	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	23.6	23.6	24.1	0.01%
Schmaltz Holdings, LLC (EPC) and Schmaltz Operations, LLC dba Companio	(#,^)	3408 Castle Rock Farm Rd, Pittsboro, NC 27312	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	194.7	194.7	229.1	0.07%
IlOKA Inc dba Microtech Tel and NewCloud Networks	(#,^)	160 Inverness Dr W Ste 100, Englewood, CO 80112	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	277.6	277.6	284.8	0.09%
Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	(#,^)	15150 Evans St., Gulfport, MS 39503	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	18.5	18.5	19.0	0.01%
ACI Northwest Inc.	(#,^)	6600 N Government Way, Coeur D Alene, ID 83815	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	230.7	230.7	236.9	0.08%
Ramard Inc and Advanced Health Sciences Inc	(#,^)	4561 Ironworks Pike, Ste 161, Lexington, KY 40511	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	80.1	80.1	82.1	0.03%
RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	(#,^)	1815 De Paul St., Colorado Springs, CO 80909	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	34.2	34.2	35.1	0.01%
JSIL LLC dba Blackstones Hairdressing	(#,^)	19 East 7th St., New York, NY 10003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	8.2	8.2	8.4	—%
Caribbean Concepts, Inc. dba Quick Bleach	(#,^)	120 East 56th St., St.#730, New York, NY 10022	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	9.5	9.5	9.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	(#,^)	38 Carmen Lane, Monroe, CT 06468	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	5.0	5.0	5.1	—%
Angkor Restaurant Inc	(#,^)	10 Traverse St., Providence, RI 02903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	80.9	80.9	95.3	0.03%
Tri County Heating and Cooling Inc.	(#,^)	509 East Park St., Livingston, MT 59047	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	36.7	36.7	37.6	0.01%
Harbor Ventilation Inc and Estes Investment, LLC	(#,^)	509 East Park St., Livingston, MT 59047	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	2.1	2.1	2.4	—%
Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	(#,^)	1 Poppy Ave, Neptune, NJ 07753	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	22.5	22.5	23.0	0.01%
GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	(#,^)	411 Sharp St., Millville, NJ 08332	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	84.4	84.4	99.4	0.03%
Maxiflex LLC	(#,^)	512 Verret St., New Orleans, LA 70114	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	18.3	18.3	18.7	0.01%
2161 Highway 6 Trail, LLC, (EPC) R. H. Hummer JR., Inc. (Co-Borrower)	(#,^)	2141 P Ave, Williamsburg, IA 52361	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	391.2	391.2	413.2	0.13%
Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	(#,^)	200 North Branford Rd, Branford, CT 06405	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	589.1	589.1	634.6	0.20%
KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	(#,^)	24 Elm St., Montpelier, VT 05602	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	140.5	140.5	143.7	0.05%
Elite Structures Inc	(#,^)	401 Old Quitman Rd, Adel, GA 31620	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	765.9	765.9	899.9	0.29%
(EPC) Absolute Desire LLC and Mark H. Szierer (OC) Sophisticated Smile	(#,^)	85 Reaville Ave, Flemington, NJ 08822	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	163.7	163.7	192.3	0.06%
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD and	(#,^)	4640 Monticello Ave, Ste 8A, Williamsburg, VA 23188	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	24.8	24.8	25.4	0.01%
Ryan D. Thornton and Thornton & Associates LLC	(#,^)	800 Bethel St., Ste 200, Honolulu, HI 96813	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	20.0	20.0	20.4	0.01%
Peanut Butter & Co., Inc.	(#,^)	250 West 54th St., New York, NY 10019	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	38.8	38.8	39.7	0.01%
1258 Hartford TPKE, LLC (EPC) and Phelps and Sons, Inc (OC)	(#,^)	1258 Hartford Turnpike, Vernon, CT 06066	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	107.3	107.3	126.1	0.04%
A & M Commerce, Inc. dba Cranberry Sunoco	(#,^)	398 Baltimore Blvd, Westminster, MD 21157	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	284.2	284.2	333.4	0.11%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Xela Pack, Inc. and Aliseo and Catherine Gentile	(#,^)	8300 Boettner Rd, Saline, MI 48176	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	187.7	187.7	201.7	0.06%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	(#,^)	3937 Sherman Ave, Saint Joseph, MO 64506	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	462.8	462.8	542.8	0.17%
Michael A.and HeatherR. Welsch dba Art & FrameEtc.	(#,^)	2819 West T C Jester Blvd, Houston, TX 77018	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	58.1	58.1	68.2	0.02%
Truth Technologies Inc dba Truth Technologies Inc.	(#,^)	2341 Cheshire Lane, Naples, FL 34109	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	32.8	32.8	33.5	0.01%
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	190.2	190.2	194.2	0.06%
Golden Gate Lodging LLC	(#,^)	432 Margaret St., Plattsburgh, NY 12901	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	99.3	99.3	116.5	0.04%
Bakhtar Group LLC dba Malmaison	(#,^)	3401 K St. NW, Washington, DC 20007	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	35.5	35.5	36.3	0.01%
Osceola River Mill, LLC(EPC) Ironman Machine, Inc.(OC)	(#,^)	27 Hungerford St., Pittsfield, MA 01201	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	74.1	74.1	86.9	0.03%
Java Warung, LLC	(#,^)	1915 N Richmond St., Appleton, WI 54911	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	43.9	43.9	51.5	0.02%
Retain Loyalty LLC	(#,^)	1250 Sanders Ave SW, Massillon, OH 44647	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	93.7	93.7	109.9	0.04%
North Country Transport, LLC	(#,^)	10 LaCrosse St., Ste 14, Hudson Falls, NY 12839	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	5.9	5.9	6.0	—%
Sherill Universal City dba Golden Corral LP	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	378.9	378.9	444.5	0.14%
Macho LLC (EPC) Madelaine Chocolate Novelties Inc(OC) dba The Madelai	(#,^)	96-03 Beach Channel Drive, Rockaway Beach, NY 11693	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	429.5	429.5	504.0	0.16%
Babie Bunnie Enterprises Inc dba Triangle Mothercare	(#,^)	8516 Swarthmore Drive, Raleigh, NC 27615	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	26.9	26.9	28.8	0.01%
Polpo Realty LLC (EPC) & Polpo Restaurant LLC (OC) dba Polpo Restauran	(#,^)	554 Old Post Rd #3, Greenwich, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	450.8	450.8	529.0	0.17%
Martin L Hopp, MD PHD A Medical Corp (OC) dba Tower ENT	(#,^)	8631 West Third St, 440 E &, Los Angeles, CA 90048	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	23.3	23.3	23.7	0.01%
Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	(#,^)	38 Carmen Lane, Monroe, CT 06468	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	195.1	195.1	228.5	0.07%
Richmond Hill Mini Market, LLC	(#,^)	101 Richmond Hill Ave, Stamford, CT 06902	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	157.8	157.8	184.7	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
D&L Rescources, Inc. dba The UPS Store	(#,^)	8930 State Rd # 84, Davie, FL 33324	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	3.3	3.3	3.4	—%
DRV Enterprise, Inc. dba Cici's Pizza # 339	(#,^)	5771 East Fowler Ave, Temple Terrace, FL 33617	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	20.8	20.8	21.1	0.01%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	(#,^)	1345 Wampanoag Trail, East Providence, RI 02915	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	82.0	82.0	96.1	0.03%
Pioneer Windows Manufacturing Corp, Pioneer Windows	(#,^)	15 Frederick Place, Hicksville, NY 11801	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	97.9	97.9	99.7	0.03%
R & J Petroleum LLC (EPC) Manar USA, Inc. (OC)	(#,^)	305 Quincy Shore Drive, Quincy, MA 02107	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	153.4	153.4	179.6	0.06%
St Judes Physical Therapy P.C.	(#,^)	7712 Fourth Ave, Brooklyn, NY 11209	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	7.1	7.1	7.2	—%
Hi-Def Imaging, Inc. dba SpeedPro Imaging	(#,^)	3580 Progress Drive, Unit Q, Bensalem, PA 19020	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	7.6	7.6	7.8	—%
Reidville Hydraulics Mfg Inc dba Summit	(#,^)	175 Industrial Lane, Torrington, CT 06790	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	228.3	228.3	267.1	0.09%
Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	(#,^)	234 West 42nd St., New York, NY 10036	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	61.5	61.5	62.6	0.02%
University Park Retreat, LLC dba Massage Heights	(#,^)	5275 University Pkwy # 110, Bradenton, FL 34201	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	24.6	24.6	25.0	0.01%
O'Rourkes Diner LLC dba O'Rourke's Diner	(#,^)	728 Main St., Middletown, CT 06457	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	55.5	55.5	64.9	0.02%
AJK Enterprise LLC dba AJK Enterprise LLC	(#)	1901 Naylor Rd, SE, Washington, DC 20020	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	5.0	5.0	5.1	—%
Suncoast Aluminum Furniture, Inc	(#,^)	6291 Thomas Rd, Fort Myers, FL 33912	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	305.1	305.1	356.8	0.11%
Hofgard & Co., Inc. dba HofgardBenefits	(#,^)	400 S McCaslin Blvd Ste 201, Louisville, CO 80027	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	32.6	32.6	33.2	0.01%
Georgia Safe Sidewalks LLC	(#,^)	1740 Wheatstone Drive, Grayson, GA 30017	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	4.5	4.5	4.6	—%
Central Tire, Inc. dba Cooper Tire & Auto Services	(#,^)	1111 S Tillotson Ave, Muncie, IN 47304	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	242.4	242.4	283.4	0.09%
KIND-ER-ZZ Inc dba Kidville	(#,^)	30 Maple St., Summit, NJ 07901	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	14.6	14.6	14.8	—%
Graphish Studio, Inc. and Scott Fishoff	(#,^)	231 Main St., Stanford, CT 06901	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	5.8	5.8	5.9	—%
ALF, LLC (EPC) Mulit-Service Eagle Tires (OC)	(#,^)	1985 B St., Colorado Springs, CO 80906	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	52.7	52.7	61.5	0.02%
Tracey Vita-Morris dba Tracey Vita's School of Dance	(#,^)	4181 9th Ave West, Bradenton, FL 34025	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	6.4	6.4	6.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Tanner Optical, Inc. dba Murphy Eye Care	(#,^)	305 Shirley Ave, Douglas, GA 31533	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	2.2	2.2	2.2	—%
Access Staffing, LLC	(#,^)	360 Lexington Ave, 8th Floor, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	59.1	59.1	59.8	0.02%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	(#,^)	6187 NW 167th St. Unit H3, Miami, FL 33015	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	65.1	65.1	70.0	0.02%
DC Realty, LLC dba FOGO Data Centers	(#)	340 Tom Reeve Drive, Carrolton, GA 30117	Professional, Scientific, and Technical Services	Term Loan	6.25%	3/23/2022	386.3	386.3	379.2	0.12%
DC Realty, LLC dba FOGO Data Centers	(#)	340 Tom Reeve Drive, Carrolton, GA 30117	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	2,623.4	2,623.4	2,499.9	0.80%
Shweiki Media, Inc. dba Study Breaks Magazine	(#,^)	4954 Space Center Drive, San Antonio, TX 78218	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	715.4	715.4	761.5	0.24%
ATI Jet, Inc.	(#)	7007 Boeing Drive, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	532.8	532.8	565.6	0.18%
J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	(#,^)	2900 South 20th St., Philadelphia, PA 19145	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	340.3	340.3	395.6	0.13%
K's Salon, LLC d/b/a K's Salon	(#,^)	162 West 84th St., New York, NY 10024	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	17.3	17.3	17.5	0.01%
15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs dba Pion	(#,^)	15 Frederick Place, Hicksville, NY 11801	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	61.2	61.2	61.8	0.02%
Taylor Transport, Inc	(#,^)	1708 HWY 113 SW, CARTERSVILLE, GA 30120	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	56.8	56.8	57.3	0.02%
K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	(#)	325 N. Milwaukee Ave, Ste G1, Wheeling, IL 60090	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	16.7	16.7	16.8	0.01%
28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	(#,^)	28-28 1/2 Cornelia St., New York, NY 10014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	4.9	4.9	4.9	—%
39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	(#,^)	39581 Garfield Rd, Clinton Township, MI 48038	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	23.0	23.0	26.8	0.01%
Robert E. Caves, Sr. and American Plank dba Caves Enterprises	(#,^)	40515 Pumpkin Center Rd, Hammond, LA 70403	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	59.7	59.7	60.3	0.02%
39581 Garfield, LLC and Tri County Neurological Associates, P.C.	(#,^)	39581 Garfield Rd, Clinton Township, MI 48038	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	67.7	67.7	78.7	0.03%
Michael S. Decker & Janet Decker dba The Hen House Cafe	(#)	401 Caribou St., Simla, CO 80835	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	13.6	13.6	15.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Trademark Equipment Company Inc and David A. Daniel	(#,^)	5690 Pine Lane Circle, Bessemer, AL 35022	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	109.1	109.1	126.6	0.04%
Valiev Ballet Academy, Inc	(#,^)	635 - 637 Londonderry Lane, Denton, TX 76205	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	34.6	34.6	40.2	0.01%
LaHoBa, LLC d/b/a Papa John's	(#,^)	3001 Pontchartrain Drive, Slidell, LA 70458	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	62.9	62.9	72.9	0.02%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave Route 53, Lisle, IL 60532	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	285.0	285.0	330.7	0.11%
Lavertue Properties LLP dba Lavertue Properties	(#,^)	24 Wakefield St., Rochester, NH 13867	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	36.4	36.4	42.3	0.01%
Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	(#,^)	1790 Broadway Ste 716, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	7.6	7.6	7.6	—%
Profile Performance, Inc. and Eidak Real Estate, L.L.C.	(#,^)	44600 Michigan Ave, Canton, MI 48188	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	102.7	102.7	118.9	0.04%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	(#,^)	2267 Fernberg Trail, Ely, MN 55731	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	113.8	113.8	131.8	0.04%
Michael S. Korfe dba North Valley Auto Repair	(#,^)	7516 B 2nd St., NW, Albuquerque, NM 87107	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	12.4	12.4	14.4	—%
Actknowledge,Inc dba Actknowledge	(#,^)	365 Fifth Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	8.1	8.1	8.2	—%
Stephen Frank, Patricia Frank and Suds Express LLC dba Frank Chiropra	(#,^)	520 E. 8th St., Anderson, IN 46012	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	19.7	19.7	20.1	0.01%
SuzyQue’s LLC dba Suzy Que’s	(#,^)	34 South Valley Rd, West Orange, NJ 07052	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	49.0	49.0	56.6	0.02%
Little People’s Village, LLC dba Little People’s Village	(#,^)	904 North 66th St., Philadelphia, PA 19151	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	24.8	24.8	28.7	0.01%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	(#,^)	64-68 North Central Ave, Valley Stream, NY 11580	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	90.6	90.6	104.7	0.03%
Shree OM Lodging, LLC dba Royal Inn	(#,^)	2030 W. Northwest Highway, Dallas, TX 75220	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	22.0	22.0	25.4	0.01%
Lodin Medical Imaging, LLC dba Watson Imaging Center	(#,^)	3915 Watson Rd, St. Louis, MO 63109	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	7.2	7.2	7.2	—%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	(#,^)	2879 Limekiln Pike, Glenside, PA 19038	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	27.1	27.1	31.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
K9 Bytes, Inc & Epazz, Inc	(#)	325 N. Milwaukee Ave, Ste G1, Wheeling, IL 60090	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	2.6	2.6	2.6	—%
Elan Realty, LLC and Albert Basse Asociates, Inc.	(#,^)	175 Campanelli Park Way, Stroughton, MA 02072	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	179.4	179.4	206.9	0.07%
Success Express,Inc. dba Success Express	(#,^)	550 Eighth Ave, New York, NY 10018	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	5.7	5.7	5.7	—%
Dirk's Trucking, L.L.C. dba Dirk's Trucking	(#)	1041 John D Hebert Rd, Breaux Bridge, LA 70517	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	2.1	2.1	2.1	—%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	(#,^)	2320 2nd St., Albuquerque, NM 87107	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	39.4	39.4	45.3	0.01%
Newsome Trucking Inc and Kevin Newsome	(#,^)	2262 HWY 53W, Jasper, GA 30143	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	196.6	196.6	226.2	0.07%
Members Only Software, Inc	(#,^)	1250 Connecticut Ave NW Ste 200, Washington, DC 20036	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	2.3	2.3	2.3	—%
ActKnowledge,Inc dba ActKnowledge	(#,^)	365 Fifth Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	2.2	2.2	2.2	—%
I-90 RV & Auto Supercenter	(#,^)	4505 South I-90 Service Rd, Rapid City, SD 57703	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	58.4	58.4	67.2	0.02%
Zouk, Ltd. dba Palma	(#,^)	28 Cornelia St., New York, NY 10014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	1.8	1.8	1.9	—%
Tanner Optical Inc. dba Murphy Eye Care	(#,^)	305 Shirley Ave, Douglas, GA 31533	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	74.1	74.1	85.1	0.03%
ValleyStar, Inc. dba BrightStar Healthcare	(#)	5900 Sepulveda Blvd, Van Nuys, CA 91411	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	0.1	0.1	0.1	—%
Lahoba,LLC dba Papa John's Pizza	(#,^)	620 W. Judge Perez Drive, Chalmette, LA 70163	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	32.7	32.7	37.4	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 North Beach St., Haltom City, TX 76111	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	20.4	20.4	21.1	0.01%
KMC RE, LLC & B&B Kennels	(#,^)	6004 City Park Rd, Austin, TX 78730	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	44.6	44.6	51.0	0.02%
ROVER REPAIRS	(#,^)	301 MACDADE BLVD, COLLINGDALE, PA 19023	Repair and Maintenance	Term Loan	Prime plus 2.5%	11/28/2029	44.7	44.7	48.3	0.02%
The Alba Financial Group, Inc.	(#,^)	1420 Spring Hill Rd, McLain, VA 22102	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	3/10/2021	3.6	3.6	3.5	—%
D & D's Divine Beauty School of Esther, LLC	(#,^)	5524 Germantown Ave, Philadelphia, PA 19144	Educational Services	Term Loan	6%	8/1/2031	43.3	43.3	41.6	0.01%
Bliss Coffee and Wine Bar, LLC	(#)	1402-A Handlir Drive, Bel Air, MD 21015	Food Services and Drinking Places	Term Loan	6%	11/30/2022	63.7	63.7	62.4	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Zog Inc.	(#,^)	595 Bethlehem Pike, Ste 404, Montgomeryville, PA 18936	Other Information Services	Term Loan	Prime plus 2.75%	4/30/2020	8.6	8.6	8.6	—%
Connect Litigation Technology, Inc.	(#,^)	1101 Ivy Hill Rd, #4, Philadelphia, PA 19150	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2%	10/18/2025	19.3	19.3	19.8	0.01%
1911 East Main Street Holdings, Corp	(#,^)	1911 East Main St., Endicott, NY 13760	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	10.7	10.7	12.0	—%
Water Works Laundromat, LLC	(#)	968-970 Bergen St., Newark, NJ 07104	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	142.8	142.8	150.1	0.05%
Dave Kris, and MDK Ram Corp.	(#,^)	15 Elm Park, Groveland, MA 01930	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	23.1	23.1	24.4	0.01%
Gill Express Inc. dba American Eagle Truck Wash	(#,^)	12200 N. Holland, Oklahoma City, OK 73131	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	141.7	141.7	150.8	0.05%
Head To Toe Personalized Pampering, Inc.	(#,^)	2331 North State Rd 7, Lauderhill, FL 33313	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	7.6	7.6	8.4	—%
Christopher F. Bohon & Pamela D. Bohon	(#,^)	11600 County Rd 71, Lexington, AL 35648	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	2.4	2.4	2.6	—%
Mogas Limited	(#,^)	47 Chestnut St., Elmer, NJ 08318	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2030	61.1	61.1	67.1	0.02%
Shree Om Lodging, LLC dba Royal Inn	(#,^)	2030 W. Northwest Hwy, Dallas, TX 75220	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	54.2	54.2	59.5	0.02%
Moonlight Multi Media Production, Inc.	(#,^)	2700 West Cypress Creek Rd, Fort Lauderdale, FL 33309	Other Information Services	Term Loan	5.3%	2/1/2025	1.4	1.4	1.4	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	(#)	1912 Manhattan Ave, Harvey, LA 70058	Repair and Maintenance	Term Loan	6%	8/26/2024	11.4	11.4	11.1	—%
McCallister Venture Group, LLC and Maw's Vittles, Inc.	(#,^)	511 South Broad St., Brooksville, FL 34601	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	9.6	9.6	10.5	—%
Chong Hun Im dba Kim's Market	(#,^)	730 East 28th St., Ogden, UT 84403	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	5.7	5.7	5.8	—%
Whirlwind Car Wash, Inc.	(#)	1370 Le Anne Marie Circle, Columbus, OH 43026	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	12.6	12.6	13.3	—%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	(#,^)	745 Cheney Highway, Ttitusville, FL 32780	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	$13.8	$13.8	$14.6	—%
Min Hui Lin	(#,^)	1916 Broad St., Lanett, AL 36863	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	$13.7	$13.7	$14.8	—%
Delta Partners, LLC dba Delta Carwash	(#,^)	5640 Indian Crest Lane, Olympia, WA 98516	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	$34.5	$34.5	$37.2	0.01%
Auto Sales, Inc.	(#,^)	1925 State St., Hamden, CT 06417	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	4.5	4.5	4.4	—%
Taste of Inverness, Inc. dba China Garden	(#,^)	1314 US Highway 41 North, Inverness, FL 34450	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	6.0	6.0	6.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										312,465
Ralph Werner dba Werner Transmission Inc	(#,^)	259 East Central Ave, Bangor, PA 18013	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	0.9	0.9	0.9	—%
Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	(#,^)	3118 Bayshore Ave, Brigantine, NJ 08203	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	24.9	24.9	24.4	0.01%
OrthoQuest, P.C.	(#,^)	2336 Wisteria Drive, Ste 430, Snellville, GA 30078	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	1.4	1.4	1.4	—%
Track Side Collision & Tire, Inc.	(#,^)	98-16 160 Ave, Ozone Park, NY 11414	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	3.4	3.4	3.5	—%
Deesha Corporation, Inc. dba Best Inn & Suites	(#,^)	9225 Pkwy East, Birmingham, AL 35206	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	18.2	18.2	18.8	0.01%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	(#,^)	386 Winsted Rd, Torrington, CT 06790	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	3.8	3.8	3.9	—%
Gain Laxmi, Inc. dba Super 8 Motel	(#,^)	14341 U.S. Highway 431 South, Gunterville, AL 35976	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	11.1	11.1	11.3	—%
Naseeb Corporation	(#,^)	1696 North Broad St., Meriden, CT 06450	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	18.2	18.2	18.6	0.01%
Stillwell Ave Prep School	(#,^)	1990 Stillwell Ave, Brooklyn, NY 11214	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	3.4	3.4	3.4	—%
Alyssa Corp dba Knights Inn	(#,^)	1105 Columbus Pkwy, Opelika, AL 36801	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	32.3	32.3	33.0	0.01%
Bhailal Patel dba New Falls Motel	(#,^)	201 Lincoln Highway, Fairless Hills, PA 19030	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	1.3	1.3	1.4	—%
Pegasus Automotive, Inc.	(#,^)	3981 Hylan Blvd, Staten Island, NY 10308	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	4.3	4.3	4.4	—%
P. Agrino, Inc. dba Andover Diner	(#,^)	193 Main St., Andover, NJ 07860	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	1.8	1.8	1.8	—%
Total SBA Unguaranteed Accrual Investments							$372,068.2	$372,068.2	$383,148.9	122.62%

SBA Unguaranteed Non-Accrual Investments (3) (22)										312465
200 North 8th Street Associates LLC and Enchanted Acres Fa	(*,#)	200 North 8th St., Reading, PA 19601	Food Manufacturing	Term Loan	6.25%	5/4/2028	445.6	445.6	308.2	0.10%
3SIXO Motorsports LLC dba 3SIXO Motorsports Shop	(*,#,^)	217 W Main St., Centralia, WA 98531	Motor Vehicle and Parts Dealers	Term Loan	7.75%	1/6/2029	94.6	94.6	37.3	0.01%
6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	(*,#)	6 Price Ave, Norwalk, CT 06840	Administrative and Support Services	Term Loan	8%	9/24/2039	237.3	237.3	224.8	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										312465
Pauley Tree and Lawn Care Inc	(*,#)	6 Price Ave, Norwalk, CT 06854	Administrative and Support Services	Term Loan	8.25%	7/28/2025	46.6	46.6	44.1	0.01%
Acton Hardware LLC and Mark Allgood & Jamie Allgood	(*,#,^)	31814 Crown Valley Rd, Acton, CA 93510	Building Material and Garden Equipment and Supplies Dealers	Term Loan	8%	3/24/2041	478.2	478.2	360.7	0.12%
Advance Case Parts Inc	(*,#,^)	12489 NW 44th St., Coral Springs, FL 33065	Repair and Maintenance	Term Loan	7.75%	12/22/2027	45.4	45.4	—	—%
Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	(*,#)	12485-12489 NW 44th St., Coral Springs, FL 33071	Repair and Maintenance	Term Loan	7.75%	3/31/2040	318.3	318.3	214.5	0.07%
Alive Design, LLC	(*,#)	234 Middle St., Middletown, CT 06457	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	13.8	13.8	10.2	—%
All About Kids and Families Medical Center, Inc.	(*,#,^)	12086 FT Caroline Rd, Ste. 102,103,401,402,403, 501,502, Jacksonville, FL 32225	Ambulatory Health Care Services	Term Loan	8.25%	1/13/2029	364.9	364.9	269.4	0.09%
All Printing Solutions, Inc. dba Pryntcomm	(*,#,^)	303 E. Sioux Ave., Pierre, SD 57501	Printing and Related Support Activities	Term Loan	7.75%	6/27/2041	491.8	491.8	206.6	0.07%
Allied Welding Inc.	(*,#,^)	1820 N. Santa Fe Ave, Chillicothe, IL 61523	Fabricated Metal Product Manufacturing	Term Loan	8.25%	12/15/2041	723.5	723.5	660.1	0.21%
Amboy Group, LLC dba Tommy Moloney's	(*,#)	1 Amboy Ave, Woodbridge, NJ 07095	Food Manufacturing	Term Loan	7%	6/24/2025	1,458.1	1,458.1	1,176.4	0.38%
American Reclamation LLC	(*,#,^)	3600 Wetzel St., Wheeling, WV 26003	Furniture and Related Product Manufacturing	Term Loan	8%	11/1/2027	0.8	0.8	0.7	—%
Anglin Cultured Stone Products LLC	(*,#,^)	877 Salem Church Rd, Newark, DE 19702	Construction of Buildings	Term Loan	8.25%	12/27/2042	630.5	630.5	327.3	0.10%
Anglin Cultured Stone Products LLC dba Anglin Construcion	(*,#)	877 Salem Church Rd, Newark, DE 19702	Specialty Trade Contractors	Term Loan	8.25%	1/12/2029	60.8	60.8	—	—%
Anglin Cultured Stone Products LLC dba Anglin Construction	(*,#)	877 Salem Church Rd, Newark, DE 19702	Specialty Trade Contractors	Term Loan	8.25%	6/30/2025	193.3	193.3	183.1	0.06%
Anglin Cultured Stone Products LLC dba Anglin Construction	(*,#,^)	877 Salem Church Rd, Newark, DE 19702	Construction of Buildings	Term Loan	8.25%	9/26/2028	95.5	95.5	—	—%
Arclay ,LLC	(*,#,^)	49 Geyser Rd Ste 100, Saratoga Springs, NY 12866	Nonmetallic Mineral Product Manufacturing	Term Loan	8%	5/5/2030	137.1	137.1	37.9	0.01%
Arrow Freight Inc	(*,#,^)	1000 Jorie Blvd Ste 250, Oak Brook, IL 60523	Truck Transportation	Term Loan	8.25%	3/30/2028	656.6	656.6	259.1	0.08%
Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	(*,#)	2646 South Rd, Poughkeepsie, NY 12601	Gasoline Stations	Term Loan	7.75%	9/26/2024	15.7	15.7	15.4	—%
AWA Fabrication & Construction, L.L.C.	(*,#)	811 Country Rd #99, Headland, AL 36345	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.4	34.4	1.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										312465
B and J Catering Inc dba Culinary Solutions	(*,#,^)	2201 South Federal Highway, Boynton Beach, FL 33435	Food Services and Drinking Places	Term Loan	7%	8/27/2040	208.9	208.9	205.1	0.07%
B&B Fitness and Barbell, Inc. dba Elevations Health Club	(*,#)	Route 611 North, Scotrun, PA 18355	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	1,398.3	1,398.3	1,119.2	0.36%
B4 Fitness LLC dba The Zoo Health Club	(*,#,^)	4 Beehive Dr, Epping, NH 03042	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	9/23/2026	67.8	67.8	44.7	0.01%
B4 Fitness LLC dba The Zoo Health Club	(*,#,^)	4 Beehive Dr, Epping, NH 03042	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	11/30/2026	18.5	18.5	—	—%
Baker Sales, Inc. d/b/a Baker Sales, Inc.	(*,#)	60207 Camp Villere Rd, Slidell, LA 70460	Nonstore Retailers	Term Loan	6%	3/29/2036	177.4	177.4	59.7	0.02%
Band Sawn Lumber,LLC and Nathan Ryan Adams	(*,#,^)	1873 State Highway 29, Johnstown, NY 12095	Wood Product Manufacturing	Term Loan	7.75%	5/15/2042	110.8	110.8	77.4	0.02%
Fieldstone Quick Stop LLC(OC) Barber Investments LLC (EPC) Thadius M B	(*,#)	190 Route 3, South China, ME 04358	Gasoline Stations	Term Loan	6%	9/30/2038	400.4	400.4	32.3	0.01%
Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar D	(*,#)	190 Rt 3, South China, ME 04358	Gasoline Stations	Term Loan	6.25%	8/15/2039	146.3	146.3	—	—%
Barrett Appliance Distributors Inc. dba Barrett Appliance and Home Pr	(*,#,^)	1760 Swan Lake Rd, Bossier City, LA 71111	Merchant Wholesalers, Durable Goods	Term Loan	7.75%	6/14/2043	614.2	614.2	483.9	0.15%
Barrett Appliance Distributors, Inc dba Barrett Appliance and Home Pr	(*,#,^)	1760 Swan Lake Rd, Bossier City, LA 71111	Merchant Wholesalers, Durable Goods	Term Loan	7.75%	6/14/2028	468.7	468.7	—	—%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	(*,#,^)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	1,608.1	1,670.0	564.9	0.18%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	(*,#)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	7.25%	12/30/2024	85.4	85.4	80.9	0.03%
Bebos Inc dba Pizza Hut & Sunoco	(*,#)	2003 West 5th St., Clifton, TX 76634	Gasoline Stations	Term Loan	7.75%	3/28/2028	214.1	214.1	52.6	0.02%
Bee Kidz Funzone Inc	(*,#,^)	10301 Southern Blvd, Royal Palm Beach, FL 33411	Amusement, Gambling, and Recreation Industries	Term Loan	7.75%	3/9/2028	164.4	164.4	43.3	0.01%
Bone Bar & Grill LLC	(*,#)	3547 &3551 Philipsburg Bigler Hwy, West Decatur, PA 16878	Food Services and Drinking Places	Term Loan	7%	6/30/2042	73.4	73.4	62.8	0.02%
Bowl Mor LLC dba Bowl Mor Lanes	(*,#,^)	600 West Manlius St., East Syracuse, NY 13057	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	7/31/2027	6.4	6.4	—	—%
Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	(*,#)	201 Highland Ave, East Syracuse, NY 13057	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/13/2039	201.2	201.2	130.2	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										312465
BQRS, Inc. DBA Gresham Meineke Car Care Center	(*,#,^)	18081 SE Division St., Portland, OR 97236	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2027	54.2	54.2	51.7	0.02%
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	(*,#)	690 South Creek Rd, West Chester, PA 19382	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/30/2031	179.3	179.3	172.9	0.06%
Calhoun Satellite Communications Inc and Transmission Solutions Group	(*,#)	1914 Tigertail Blvd, Dania, FL 33004	Broadcasting (except Internet)	Term Loan	6.75%	2/27/2025	724.2	724.2	—	—%
Calhoun Satellite Communications, Inc.	(*,#)	1914 Tigertail Blvd, Dania Beach, FL 33004	Telecommunications	Term Loan	7%	12/2/2026	189.1	189.1	30.2	0.01%
Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	(*,#)	310 25th Ave N. St. Ste. 201, Nashville, TN 37203	Ambulatory Health Care Services	Term Loan	7.75%	5/15/2025	556.4	556.4	366.2	0.12%
Cardinal Homes Inc,.Alouette Holdings Inc.,Bret Berneche &,orothy M	(*,#,^)	525 Barnsville Highway, Wylliesburg, VA 23976	Wood Product Manufacturing	Term Loan	8%	12/14/2026	868.8	868.8	822.9	0.26%
Cardinal Homes Inc. and Bret A Berneche	(*,#,^)	525 Barnesville Highway, Wylliesburg, VA 23976	Wood Product Manufacturing	Term Loan	8%	12/14/2041	116.7	116.7	110.5	0.04%
Cardinal Homes, Inc	(*,#,^)	525 Barnsville Highway, Wylliesburg, VA 23976	Wood Product Manufacturing	Term Loan	8.25%	10/27/2027	95.7	95.7	90.7	0.03%
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	(*,#)	320 Fair St., Kutztown, PA 19530	Transit and Ground Passenger Transportation	Term Loan	7.5%	9/30/2027	366.2	366.2	346.9	0.11%
CD Game Exchange Inc.	(*,#,^)	3719 N Mississippi, Portland, OR 97227	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2026	10.4	10.4	10.0	—%
Central Medical Clinic, PLLC- Clinica Central	(*,#)	393 North Dunlap St. Ste LL26, LL34, LL38, St Paul, MN 55104	Ambulatory Health Care Services	Term Loan	8.25%	6/7/2029	307.2	307.2	92.3	0.03%
Chickamauga Properties, Inc., MSW Enterprises, LLP	(*,#)	214 Sutherland Way, Rocky Face, GA 30740	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	55.9	0.02%
Chickamauga Properties, Inc. and MSW Enterprises, LLP	(*,#)	214 Sutherland Way, Rocky Face, GA 30740	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	10/19/2022	43.5	43.5	41.2	0.01%
Clark Realty LLC	(*,#,^)	4 Walker Way, Albany, NY 12205	Real Estate	Term Loan	8%	8/29/2041	73.3	73.3	19.1	0.01%
Clark Realty LLC	(*,#,^)	15 Old Loudon Rd, Colonie, NY 12110	Real Estate	Term Loan	8%	9/15/2027	58.6	58.6	—	—%
CNC Precision Machine, Inc.	(*,#,^)	18360 Industrial Circle, Burton, OH 44021	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,216.2	1,216.2	651.0	0.21%
CLU Amboy, LLC (EPC) and Amboy Group, LLC (OC) dba Tommy Moloney's	(*,#)	One Amboy Ave, Woodbridge, NJ 07095	Food Manufacturing	Term Loan	7%	12/27/2023	455.7	455.7	389.8	0.12%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										312465
Clearwater Transportation LTD dba Thrifty Car Rental, Dollar Rent A Ca	(*,#,^)	8790 Crownhill Blvd, San Antonio, TX 78209	Rental and Leasing Services	Term Loan	8.25%	11/29/2027	153.7	153.7	142.9	0.05%
CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	(*,#,^)	717 Titus Ave, Rochester, NY 14617	Food Services and Drinking Places	Term Loan	8.25%	11/20/2040	232.4	232.4	98.3	0.03%
Colts V LLC and Nowatzke Service Center, Inc dba Nowatzke Truck & Trai	(*,#)	6900 Whitmore Lake Rd, Whitmore Lake, MI 48189	Repair and Maintenance	Term Loan	6.75%	9/26/2039	553.3	553.3	485.7	0.16%
Conference Services International ETC LLC	(*,#,^)	4802 West Van Buren St., Phoenix, AZ 85007	Administrative and Support Services	Term Loan	8%	8/14/2028	597.0	597.0	555.3	0.18%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	(*,#)	380 E. Borden Rd, Rose City, MI 48654	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	225.6	225.6	105.7	0.03%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	(*,#)	380 E. Borden Rd, Rose City, MI 48654	Broadcasting (except Internet)	Term Loan	6.25%	4/30/2022	94.3	94.3	—	—%
CZAR Industries, Inc.	(*,#,^)	1424 Heath Ave, Ewing, NJ 08638	Machinery Manufacturing	Term Loan	8.25%	12/19/2027	219.9	219.9	78.8	0.03%
D&G Capital LLC dba Miami Grill 277	(*,#,^)	2521 North Federal Highway, Unit C, Boca Raton, FL 33431	Food Services and Drinking Places	Term Loan	6.5%	12/16/2025	44.9	44.9	21.8	0.01%
Darian L Hampton DDS PA and Darian L. Hampton	(*,#)	3610 N Josey Lane Ste 104, Carrollton, TX 75007	Ambulatory Health Care Services	Term Loan	8.25%	12/20/2028	292.6	292.6	5.2	—%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	(*,#,^)	2685 US Hwy 41, Calhoun, GA 30701	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	1,316.8	1,316.8	547.2	0.18%
Douglas Printy Motorsports, Inc. dba Blackburn Trike	(*,#)	1410 Medina Rd, Medina, OH 44256	Motor Vehicle and Parts Dealers	Term Loan	8.25%	3/9/2040	155.9	155.9	85.7	0.03%
Doxa Deo Inc dba Luv 2 Play	(*,#,^)	1600 Village Market Blvd, Leesburg, VA 20175	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	2/28/2026	81.3	81.3	78.4	0.03%
Dr. Richard Rolle JR, PLLC dba Rolle Oral & Facial Surgery PLLC	(*,#,^)	1515 Shopton Rd, Charlotte, NC 28217	Ambulatory Health Care Services	Term Loan	7.5%	9/29/2042	869.9	869.9	563.8	0.18%
Dr. Richard R. Rolle, Jr., PLLC dba Rolle Oral & Facial Surgery	(*,#,^)	9615 Caldwell Commons Circle, Ste. B, Cornelius, NC 28031	Ambulatory Health Care Services	Term Loan	7.5%	12/18/2027	122.3	122.3	—	—%
Driven Warehouse/Distribution LLC	(*,#)	271 East North Ave, Glendale, IL 60139	Truck Transportation	Term Loan	8%	12/22/2027	726.2	726.2	442.8	0.14%
Driven Warehouse/Distribution LLC	(*,#)	271 East North Ave, Glendale, IL 60139	Truck Transportation	Term Loan	8%	1/18/2028	129.0	129.0	—	—%
DTM Parts Supply Inc.	(*,#)	31 Sageman St, Mount Vernon, NY 10550	Merchant Wholesalers, Durable Goods	Term Loan	7%	6/2/2025	49.8	49.8	42.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										312465
DuCharme Realty LLC and DuCharme Enterprises LLC dba Specialty	(*,#)	1717 Highway 200, Noxon, MT 59853	Wood Product Manufacturing	Term Loan	8%	2/2/2040	163.3	163.3	106.9	0.03%
Dynamic Dental Corporation	(*,#,^)	3760 NW 126th Ave, Coral Springs, FL 33065	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2029	60.4	60.4	24.2	0.01%
E & I Holdings, LP & PA Farm Products, LLC	(*,#)	1095 Mt Airy Rd, Stevens, PA 17578	Food Manufacturing	Term Loan	6%	4/30/2030	4,705.2	4,813.5	2,757.1	0.88%
Earth First Recycling LLC	(*,#,^)	400 Island Park Rd, Easton, PA 18040	Merchant Wholesalers, Durable Goods	Term Loan	8%	12/6/2027	72.8	72.8	67.7	0.02%
Earth First Recycling, LLC and 191 Clark Road, LLC	(*,#,^)	400 Island Park Rd, Easton, PA 18040	Merchant Wholesalers, Durable Goods	Term Loan	8%	6/5/2027	338.0	338.0	314.4	0.10%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	(*,#,^)	11949 Borden Ave, San Fernando, CA 91340	Specialty Trade Contractors	Term Loan	8.25%	12/31/2022	43.9	43.9	42.4	0.01%
Ericon Inc. dba Quik Pik	(*,#,^)	740 Davenport Ave, Freemont, NE 68025	Gasoline Stations	Term Loan	Prime plus 2.75%	3/24/2027	54.2	54.2	—	—%
Ericon, Inc.	(*,#,^)	740 Davenport Ave, Fremont, NE 68025	Gasoline Stations	Term Loan	8.25%	12/1/2041	705.6	705.6	664.1	0.21%
Ericon, Inc. dba Quik Pik	(*,#,^)	740 Davenport Ave, Freemont, NE 68025	Gasoline Stations	Term Loan	8.25%	12/15/2041	322.8	322.8	—	—%
Europlast Ltd	(*,#)	100 Industrial Lane, Endeavor, WI 53930	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	312.9	312.9	52.3	0.02%
Europlast Ltd	(*,#)	100 Industrial Lane, Endeavor, WI 53930	Plastics and Rubber Products Manufacturing	Term Loan	6%	5/31/2023	73.4	73.4	—	—%
Event Mecca LLC	(*,#)	141 South Waldron Lane, Wynantskill, NY 12198	Other Information Services	Term Loan	6%	4/10/2023	10.8	10.8	1.1	—%
Evergreen Pallet LLC and Evergreen Recycle LLC	(*,#,^)	302 W 53rd St N., Wichita, KS 67204	Wood Product Manufacturing	Term Loan	8.25%	3/16/2026	912.8	912.8	864.6	0.28%
Evernook Valley Milk LLC	(*,#,^)	7448 Emmerson Rd, Everson, WA 98247	Animal Production and Aquaculture	Term Loan	7.5%	8/31/2042	637.5	637.5	456.2	0.15%
Excel RP Inc	(*,#,^)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	8/30/2023	66.8	66.8	64.4	0.02%
Excel RP Inc	(*,#,^)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	3/25/2026	95.2	95.2	—	—%
Excel RP, Inc./Kevin and Joann Foley	(*,#)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	7/8/2028	32.4	32.4	31.3	0.01%
Excel, RP Inc.	(*,#,^)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	9/20/2027	88.8	88.8	—	—%
Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	(*,#)	1405 Combermere Dr., Troy, MI 48083	Administrative and Support Services	Term Loan	7.75%	12/20/2027	241.9	241.9	—	—%
New Image Building Services, Inc. dba New Image Repair Services	(*,#)	1405 Combermere Dr., Troy, MI 48083	Repair and Maintenance	Term Loan	7.75%	8/23/2037	158.5	158.5	112.5	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										312465
New Image Building Services Inc. dba New Image Repair Services; The Ma	(*,#)	1405 Combermer Dr., Troy, MI 48083	Repair and Maintenance	Term Loan	7.75%	10/29/2023	197.1	197.1	—	—%
New Image Building Services, Inc. dba The Maids serving Oakland and Ma	(*,#,^)	320 Church St., Mount Clemens, MI 48043	Administrative and Support Services	Term Loan	7.75%	1/19/2026	67.8	67.8	—	—%
New Image Building Services, Inc.dba The Maids Servicing Oakland &Maco	(*,#,^)	1405 Combermere Drive, Troy, MI 48083	Administrative and Support Services	Term Loan	7.75%	12/21/2026	39.0	39.0	—	—%
New Image Building Services, Inc.	(*,#,^)	1405 Combermere Drive, Troy, MI 48083	Administrative and Support Services	Term Loan	7.75%	5/18/2027	138.9	138.9	—	—%
Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	(*,#)	267 Saw Mill River Rd, Elmsford, NY 10523	Specialty Trade Contractors	Term Loan	6.75%	6/17/2025	299.5	299.5	194.6	0.06%
Flooring Liquidators Inc and Premier Flooring Yonkers Inc and Flooring	(*,#,^)	267 Saw Mill River Rd, Elmsford, NY 10523	Specialty Trade Contractors	Term Loan	8.25%	3/24/2026	39.1	39.1	—	—%
Florida Apnea Diagnostics LLC	(*,#,^)	2664 Cypress Ridge Blvd Ste. 101 & 102 A, Wesley Chapel, FL 33544	Ambulatory Health Care Services	Term Loan	8.25%	10/20/2027	143.4	143.4	64.7	0.02%
Florida Apnea Diagnostics, LLC	(*,#,^)	2664 Cypress Ridge Blvd, Stes 101&102, Wesley Chapel, FL 33624	Ambulatory Health Care Services	Term Loan	8.25%	7/24/2028	20.1	20.1	—	—%
Frontier Sand LLC	(*,#,^)	305 Country Highway AA, New Auburn, WI 54757	Mining (except Oil and Gas)	Term Loan	8.25%	11/30/2027	463.6	463.6	431.2	0.14%
Galaforo Construction and Companies LLC	(*,#,^)	1770 Stumpf Blvd, Terrytown, LA 70056	Construction of Buildings	Term Loan	7.5%	12/15/2042	33.6	33.6	31.8	0.01%
Galaforo Construction LLC and Paul M Galaforo, Jr.	(*,#)	1770 Stumpf Blvd, Terrytown, LA 70056	Construction of Buildings	Term Loan	7.5%	12/15/2027	329.0	329.0	57.5	0.02%
GEM2K, LLC	(*,#,^)	4150 E Magnolia ST., Phoeniz, AZ 85034	Nonmetallic Mineral Product Manufacturing	Term Loan	8.25%	12/15/2043	7.8	7.8	—	—%
GEM2K, LLC dba Precision Precast Group	(*,#,^)	4150 E Magnolia St., Phoenix, AZ 85034	Miscellaneous Manufacturing	Term Loan	8.25%	5/19/2027	140.4	140.4	32.5	0.01%
Goodson's Garden, LLC dba Always Goldies Florist	(*,#,^)	1812 Pulaski Highway, Ste A, Edgewood, MD 21040	Miscellaneous Store Retailers	Term Loan	7.75%	12/19/2028	11.3	11.3	0.9	—%
Grand Manor Realty, Inc. & Kevin LaRoe	(*,#)	318 S. Halsted St., Chicago, IL 60661	Real Estate	Term Loan	6%	2/20/2023	19.0	19.0	18.0	0.01%
Graphics,Type and Color Enterprises Inc dba Clubflyers.com and GTC Med	(*,#,^)	2300 NW 7th Ave, Miami, FL 33127	Printing and Related Support Activities	Term Loan	8.25%	9/28/2041	821.5	821.5	764.1	0.24%
Green Country Filter Manufacturing LLC	(*,#,^)	1415 S. 70th E Ave, Tulsa, OK 74112	Miscellaneous Manufacturing	Term Loan	8%	4/27/2026	59.4	59.4	9.2	—%
Groundworks Unlimited LLC	(*,#,^)	50 Telfair Place, Garden City, GA 31415	Specialty Trade Contractors	Term Loan	6%	12/17/2023	6.4	6.4	6.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										312465
H.M.C, Incorporated	(*,#,^)	7190 Oakland Mills Rd Ste 10, Columbia, MD 21046	Furniture and Related Product Manufacturing	Term Loan	8.25%	7/3/2028	183.8	183.8	177.2	0.06%
Hagerstown Muffler, Inc. and JMS Muffler, Inc	(*,#)	1390 Dual Highway, Hagerstown, MD 21740	Repair and Maintenance	Term Loan	8%	9/24/2040	311.5	311.5	253.2	0.08%
Harrelson Materials Management,Inc	(*,#)	1101 Russell Rd, Shreveport, LA 71107	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	465.2	465.2	4.5	—%
Hartford Cardiology Group LLC and Ideal Nutrition of Connecticut LLC	(*,#,^)	345 North Main St., West Hartford, CT 06117	Ambulatory Health Care Services	Term Loan	0%	5/15/2024	451.5	451.5	65.3	0.02%
HDD Solutions, LLC	(*,#)	6550 Progress Pkwy, Cedar Hill, MO 63016	Heavy and Civil Engineering Construction	Term Loan	8.25%	12/31/2028	552.8	552.8	342.5	0.11%
HG Ventures, Inc.	(*,#,^)	100 Phoenix Drive, Finleyville, PA 15332	Truck Transportation	Term Loan	7.5%	3/9/2028	120.9	120.9	33.1	0.01%
HG Ventures, Inc. dba Diamond Head Trucking	(*,#,^)	100 Phoenix Drive, Finleyville, PA 15332	Truck Transportation	Term Loan	7.5%	6/29/2030	776.3	776.3	292.8	0.09%
Home Again Restaurant LLC	(*,#)	9524 Camp Lake Rd, Salem, WI 53168	Food Services and Drinking Places	Term Loan	6.25%	6/30/2040	0.4	0.4	0.3	—%
Hurshell Leon Dutton dba High Jump Party Rentals	(*,#,^)	157 East Concho Ave, San Angelo, TX 76903	Rental and Leasing Services	Term Loan	8%	11/30/2025	13.6	13.6	13.4	—%
Insight Vision Care, PC, CRMOD Lubbock, P.C.,Vielm Vision Eyecare Inc	(*,#,^)	4899 Griggs Rd, Houston, TX 77021	Ambulatory Health Care Services	Term Loan	7.75%	12/27/2043	1,132.3	1,132.3	246.9	0.08%
J And G Group Services LLC and United Vending of Florida Inc and John	(*,#,^)	14240 Palmetto Frontage Rd, Miami Lakes, FL 33016	Merchant Wholesalers, Nondurable Goods	Term Loan	7.25%	7/28/2026	29.6	29.6	29.1	0.01%
J and K Fitness L.L.C. dba Physiques Womens Fitness Center	(*,#,^)	2505 Verot School RD, Lafayette, LA 70508	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	2/28/2041	90.1	90.1	—	—%
J&K Fitness, LLC dba Physiques Womens Fitness Center	(*,#)	2505 Verot School Rd, Lafayette, LA 70508	Amusement, Gambling, and Recreation Industries	Term Loan	8%	6/8/2036	14.6	14.6	7.9	—%
JD Ventures LLC and JD Roof Co LLC	(*,#,^)	2101 Hillshire Circle, Memphis, TN 38133	Specialty Trade Contractors	Term Loan	7.75%	10/12/2027	19.3	19.3	5.1	—%
J Olson Enterprises LLC and Olson Trucking Direct, Inc.	(*,#)	311 Ryan St, Holmen, WI 54636	Truck Transportation	Term Loan	6%	6/28/2025	628.4	628.4	49.7	0.02%
Jenny's Wunderland, Inc.	(*,#)	3666 East 116th, Cleveland, OH 44105	Social Assistance	Term Loan	6%	6/29/2036	98.8	98.8	2.5	—%
JN Thompson Ent,Inc.	(*,#,^)	400 5th Ave S Ste 100, Naples, FL 34102	Construction of Buildings	Term Loan	7.75%	12/7/2028	377.5	377.5	193.2	0.06%
Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	(*,#)	200 West Adams St, Cochranton, PA 16314	Motor Vehicle and Parts Dealers	Term Loan	6.25%	10/29/2039	11.1	11.1	5.1	—%
Kids at Heart,LLC dba Monster Mini Golf	(*,#,^)	10 Newbury St., Danvers, MA 01923	Amusement, Gambling, and Recreation Industries	Term Loan	6.75%	9/22/2026	19.4	19.4	13.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										312465
Kidtastic LLC dba The Little Gym of Audubon	(*,#,^)	2850 Audubon Drive, Audubon, PA 19403	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	7/27/2026	44.9	44.9	18.0	0.01%
Kneading Dough LLC dba NY Bagel Cafe & Deli,NY Bagle, New York Bagle,N	(*,#)	10287 Okeechobee Blvd #13, Royal Palm Beach, FL 33411	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2029	18.1	18.1	17.5	0.01%
Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	(*,#)	575 North Harris St, Athens, GA 30601	Social Assistance	Term Loan	8%	3/21/2039	11.4	11.4	11.2	—%
Kostekos Inc dba New York Style Pizza	(*,#)	10 South King St., Gloucester, NJ 08030	Food Services and Drinking Places	Term Loan	8%	2/6/2040	61.9	61.9	11.6	—%
Krishna of Orangeburg, Inc.	(*,#)	826 John C. Calhoun Drive, Orangeburg, SC 29115	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	8.9	—%
LA Diner Inc dba Loukas L A Diner	(*,#)	3205 Route 22 East, Branchburg, NJ 08876	Food Services and Drinking Places	Term Loan	7.25%	9/28/2037	92.8	92.8	89.5	0.03%
LAN Doctors Inc	(*,#)	14 Pierson Court, Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	8.25%	8/28/2025	59.8	59.8	57.7	0.02%
LAN Doctors Inc	(*,#,^)	14 Pierson Court, Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	8.25%	3/16/2026	43.4	43.4	26.8	0.01%
Lan Doctors, Inc.	(*,#,^)	14 Pierson Court, Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	8.25%	12/7/2026	203.3	203.3	—	—%
Linqserv Inc.	(*,#,^)	1555 Lyell Ave, Rochester, NY 14606	Transit and Ground Passenger Transportation	Term Loan	Prime plus 0%	11/9/2027	285.6	285.6	265.7	0.09%
Lowgap Grocery & Grill LLC	(*,#,^)	8773 West Pine St., Lowgap, NC 27024	General Merchandise Stores	Term Loan	7.25%	3/24/2041	48.0	48.0	25.2	0.01%
M & H Pine Straw Inc and Harris L. Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	3/21/2023	197.4	197.4	58.5	0.02%
M & H Pine Straw, Inc and Harris L. Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	54.2	54.2	52.3	0.02%
M & H Pine Straw, Inc.and Harris Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Support Activities for Agriculture and Forestry	Term Loan	7.5%	7/10/2020	27.4	27.4	17.0	0.01%
M & H Pinestraw, Inc. and Harris L. Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	12/15/2021	133.8	133.8	48.8	0.02%
M and C Renovations Inc	(*,#)	3951 Lorna Rd, Birmingham, AL 35244	Construction of Buildings	Term Loan	6.25%	10/31/2024	11.5	11.5	8.7	—%
Magill Truck Line LLC and Jeff J. Ralls	(*,#,^)	211 West 53rd St. N., Park City, KS 67204	Truck Transportation	Term Loan	8%	3/11/2029	186.2	186.2	118.3	0.04%
Mariam Diner Inc dba Country Kitchen Restaurant	(*,#,^)	17393 Main St., Hesperia, CA 92345	Food Services and Drinking Places	Term Loan	8%	3/18/2026	42.8	42.8	17.6	0.01%
Matchless Transportation LLC dba First Class Limo	(*,#)	31525 Aurora Rd # 5, Solon, OH 44139	Transit and Ground Passenger Transportation	Term Loan	6.25%	5/31/2020	119.2	119.2	13.6	—%
MB Xpress Inc	(*,#,^)	159 D'Arcy Pkwy, Lathrop, CA 95330	Truck Transportation	Term Loan	8.25%	9/19/2028	1,168.6	1,168.6	904.7	0.29%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										312465
Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	(*,#,^)	780 S Peace Haven Rd, Winston Salem, NC 27103	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	7%	11/25/2025	10.5	10.5	4.7	—%
Mellow Sweets, Inc dba Jaafer Sweets & Marwan Hamdan	(*,#,^)	4825 North Kedzie Ave, Chicago, IL 60625	Food Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	53.0	53.0	1.1	—%
MIT LLC	(*,#,^)	11 North Peach ST., Medford, OR 97504	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	84.9	84.9	61.2	0.02%
Modern Manhattan LLC	(*,#,^)	250 Park Ave South, New York, NY 10003	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	126.7	126.7	114.1	0.04%
Modern Manhattan, LLC	(*,#,^)	162 N 3rd St., Philadelphia, PA 19106	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	20.2	20.2	18.8	0.01%
Modern on the Mile, LLC dba Ligne Roset	(*,#,^)	162 N. 3rd St., Philadelphia, PA 19106	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	36.8	36.8	34.3	0.01%
Mojo Brands Media, LLC	(*,#)	3260 University Blvd, Ste 100, Winter Park, FL 32792	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	725.0	725.0	110.3	0.04%
Morris Glass and Construction Inc	(*,#)	40058 Highway 30, Astoria, OR 97103	Specialty Trade Contractors	Term Loan	15%	10/1/2023	398.1	398.1	204.6	0.07%
MTV Bowl, Inc. dba Legend Lanes	(*,#)	4190 State Rd, Cuyahoga Falls, OH 44223	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	6/30/2036	191.5	191.5	181.7	0.06%
Mustafa Inc dba Adiba Grocery	(*,#,^)	5712 Wurzbach Rd, San Antonio, TX 78238	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	72.2	72.2	68.4	0.02%
Mustafa Inc and Raouf Properties LLC	(*,#,^)	3538 Pin Oak Dr, San Antonio, TX 78229	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	70.2	70.2	66.5	0.02%
N Transport LLC	(*,#,^)	5348 W Brown Ave, Fresno, CA 93722	Truck Transportation	Term Loan	8%	11/20/2027	385.5	385.5	78.1	0.02%
N Transport LLC	(*,#,^)	294 N. Fruit Ave, Fresno, CA 93706	Truck Transportation	Term Loan	8.25%	11/20/2042	175.3	175.3	138.1	0.04%
Neville Galvanizing, Inc	(*,#)	2983 Grand Ave, Pittsburgh, PA 15225	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	235.7	235.7	—	—%
Nowatzke Service Center Inc dba Nowatzke Truck and Trailer	(*,#,^)	6900 Whitmore Lake Rd, Whitmore Lake, MI 48189	Repair and Maintenance	Term Loan	7%	1/29/2026	96.9	96.9	—	—%
Olsen Bros. Transportation, Inc. & Golden Spike Leasing, LLC	(*,#,^)	2520 Pennsylvania Ave, Ogden, UT 84401	Truck Transportation	Term Loan	8.25%	6/20/2028	547.8	547.8	107.7	0.03%
Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Globa	(*,#)	412 and 500 Main St., La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2026	570.7	570.7	17.3	0.01%
Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Serv	(*,#,^)	412 and 500 Main St., La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2041	110.1	110.1	69.9	0.02%
Peter K Lee MD, PC dba Atlanta Primary Care	(*,#,^)	211 Roberson Mill Rd, Milledgeville, GA 31061	Ambulatory Health Care Services	Term Loan	8.25%	9/13/2043	859.6	859.6	829.0	0.27%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										312465
Peter K Lee MD, PC dba Atlanta Primary Care LLC	(*,#,^)	5 Ashford Way, Hawkinsville, GA 31061	Ambulatory Health Care Services	Term Loan	8.25%	9/13/2028	381.0	381.0	367.5	0.12%
PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc., T	(*,#,^)	2040 Dowdy Ferry, Dallas, TX 75218	Specialty Trade Contractors	Term Loan	8.25%	12/19/2038	494.7	494.7	468.6	0.15%
Top Cat Ready Mix, LLC & Ples Investments LLC, Pappy's Sand & Gravel	(*,#,^)	2040 Dowdy Ferry Rd, Dallas, TX 75217	Specialty Trade Contractors	Term Loan	8.25%	6/14/2028	145.6	145.6	112.7	0.04%
Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand and	(*,#,^)	13851 S State HWY 34, Scurry, TX 75158	Specialty Trade Contractors	Term Loan	8.25%	10/28/2025	490.4	490.4	464.5	0.15%
Pooh's Corner Realty LLC and Pooh's Corner Inc	(*,#)	40 West Avon Rd, Avon, CT 06001	Social Assistance	Term Loan	7%	7/23/2040	11.2	11.2	10.4	—%
PS Camping Inc.	(*,#,^)	43595 US Hwy 50, Canon City, CO 81212	Accommodation	Term Loan	Prime plus 2.75%	12/1/2027	18.5	18.5	17.5	0.01%
PS Camping, Inc. dba Prospectors RV Resort	(*,#,^)	43659&43595 US Highway 50, Canon City, CO 81212	Accommodation	Term Loan	8.25%	5/19/2042	247.5	247.5	234.5	0.08%
Ramjay Inc.	(*,#,^)	85 S. Bragg St. Ste 303, Alexandria, VA 22312	Transit and Ground Passenger Transportation	Term Loan	8.25%	1/13/2027	375.6	375.6	81.7	0.03%
Randall Miller Company, Inc and Boyz Transportation Services, LLC	(*,#,^)	256 Blackley Rd, Bristole, TN 37620	Truck Transportation	Term Loan	7.75%	7/31/2029	838.2	838.2	144.1	0.05%
RDT Enterprises LLC	(*,#)	2134 Helton Dr, Florence, AL 35630	Specialty Trade Contractors	Term Loan	7%	9/15/2027	80.6	80.6	37.6	0.01%
RDT Enterprises, L.L.C.	(*,#)	2134 Helton Drive, Florence, AL 35630	Specialty Trade Contractors	Term Loan	7%	11/12/2025	19.6	19.6	—	—%
RDT Enterprises, LLC	(*,#)	2134 Helton Drive, Florence, AL 35630	Specialty Trade Contractors	Term Loan	7%	12/31/2028	111.5	111.5	52.6	0.02%
Recovery Boot Camp, LLC, Rule 62, Inc. and Healing Properties, LLC	(*,#,^)	85 SW 5th Ave, Delray Beach, FL 33444	Ambulatory Health Care Services	Term Loan	7.75%	12/28/2028	116.1	116.1	9.2	—%
Return to Excellence Inc	(*,#,^)	176 Country Club Drive, Waynesville, NC 28786	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	1/27/2027	15.6	15.6	14.8	—%
Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	(*,#)	176 Country Club Drive, Waynesville, NC 28786	Amusement, Gambling, and Recreation Industries	Term Loan	8%	10/10/2039	1,154.0	1,154.0	1,093.1	0.35%
Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	(*,#,^)	5245 Bucks Bar Rd, Placerville, CA 95667	Beverage and Tobacco Product Manufacturing	Term Loan	8.25%	1/19/2030	230.9	230.9	218.7	0.07%
Roundhay Partners LLC and Roundhay Farming LLC	(*,#,^)	6160 Granite Spring Rd, Somerset, CA 95684	Crop Production	Term Loan	8.25%	8/8/2042	902.1	902.1	829.4	0.27%
Rich's Food Stores LLC dba Hwy 55 of Wallace	(*,#,^)	611 East Southerland St., Wallace, NC 28466	Food Services and Drinking Places	Term Loan	8.25%	9/14/2026	99.3	99.3	16.3	0.01%
Rich's Food Stores LLC dba Hwy 55 of Wallace	(*,#,^)	611 East Southerland St., Wallace, NC 28466	Food Services and Drinking Places	Term Loan	8.25%	11/9/2026	37.1	37.1	—	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										312465
Route 130 SCPI Holdings LLC (EPC) Route 130 SCPI Operations LLC (OC) d	(*,#)	423-429 Route 156, Trenton, NJ 08620	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	279.5	279.5	36.3	0.01%
Sanabi Investment, LLC dba Oscar's Moving and Storage	(*,#,^)	11421 N W 107th St., #13, Miami, FL 33178	Truck Transportation	Term Loan	7.5%	6/20/2027	106.2	106.2	37.8	0.01%
Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	(*,#,^)	2 Sand Hill Cove Rd, Narragansett, RI 02882	Food Services and Drinking Places	Term Loan	8.25%	12/27/2041	413.0	413.0	240.4	0.08%
SDA Holdings LLC and Les Cheveux Salon Inc	(*,#,^)	306 McClanahan St., Roanoke, VA 24014	Personal and Laundry Services	Term Loan	7.5%	12/15/2040	108.5	108.5	67.6	0.02%
Sektor Solutions Inc.	(*,#,^)	9841 Washingtonian Blvd, Ste 200, Gaithersberg, MD 20878	Professional, Scientific, and Technical Services	Term Loan	8.25%	11/16/2028	157.8	157.8	9.3	—%
Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	(*,#)	3822 State Route 3, Red Bud, IL 62278	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	2/10/2030	524.2	524.2	27.0	0.01%
SG Linke LLC	(*,#,^)	413 N Alfaya Trail P11, Orlando, FL 32828	Clothing and Clothing Accessories Stores	Term Loan	8.25%	5/12/2027	67.3	67.3	63.8	0.02%
Shaffer Automotive Repair, LLC	(*,#)	1485 North McQueen Rd #1, Gilbert, AZ 85233	Repair and Maintenance	Term Loan	7%	5/24/2030	132.8	132.8	45.3	0.01%
Shane M. Howell and Buck Hardware and Garden Center, LLC	(*,#)	1007 Lancaster Pike, Quarryville, PA 17566	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.5%	12/27/2038	113.4	113.4	12.9	—%
Simkar LLC, Neo Lights Holding Inc, Kalco Lighting, LLC	(*,#)	700 Ramona Ave, Philadelphia, PA 19120	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	12/26/2043	499.6	499.6	490.6	0.16%
Soregard Inc	(*,#,^)	605 Birch Drive, Maquoketa, IA 52060	Furniture and Related Product Manufacturing	Term Loan	7.5%	6/30/2041	152.8	152.8	36.9	0.01%
Sourceco Limited Liability Company	(*,#,^)	17 Palmer Ave, West Long Branch, NJ 07764	Merchant Wholesalers, Nondurable Goods	Term Loan	6.5%	12/17/2025	34.3	34.3	29.1	0.01%
Sovereign Communications LLC	(*,#)	26 E 3 Mile Rd,, Sault Sainte Marie, MI 49783	Broadcasting (except Internet)	Term Loan	6.75%	2/7/2024	627.4	627.4	133.1	0.04%
STK Ventures Inc dba JP Dock Service & Supply	(*,#)	12548 N State Highway 7, Climax Springs, MO 65324	Specialty Trade Contractors	Term Loan	6%	5/9/2037	31.6	31.6	4.7	—%
Stormrider Inc dba Shirley's Stormrider Inc	(*,#)	1335 N. Gable Rd, St. Hedwig, TX 78152	Truck Transportation	Term Loan	7.25%	9/23/2025	53.1	53.1	—	—%
Stormrider Inc dba Shirley's Stormrider, Inc	(*,#)	1335 N Gable Rd, St Hedwig, TX 78152	Truck Transportation	Term Loan	7.75%	11/25/2024	102.9	102.9	12.1	—%
Street Magic Enterprise LLC	(*,#,^)	1700 E Bridge St., New Lisbon, WI 93950	Gasoline Stations	Term Loan	7.75%	12/21/2027	86.3	86.3	—	—%
Street Magic Enterprise LLC dba New Lisbon Travel Mart	(*,#,^)	1700 East Bridge St., New Lisbon, WI 53950	Gasoline Stations	Term Loan	7.5%	11/7/2042	419.0	419.0	219.3	0.07%
Summitsoft Corporation	(*,#,^)	11105 Mockingbird Drive, Omaha, NE 68137	Publishing Industries (except Internet)	Term Loan	7.75%	7/26/2028	116.9	116.9	61.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										312465
Suncrest Stone Products LLC	(*,#,^)	341 County Farm Rd, Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	7.25%	8/29/2041	615.9	615.9	482.7	0.15%
Suncrest Stone Products LLC	(*,#,^)	341 County Farm Rd, Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	7.5%	8/29/2026	536.6	536.6	432.6	0.14%
T and B Boots Inc dba Takken's Shoes	(*,#)	670 Marsh St., San Luis Obispo, CA 93401	Clothing and Clothing Accessories Stores	Term Loan	7%	3/31/2025	23.0	23.0	—	—%
T and B Boots Inc dba Takken's Shoes	(*,#,^)	72 South Main St., Templeton, CA 93465	Clothing and Clothing Accessories Stores	Term Loan	7.25%	6/17/2026	204.5	204.5	—	—%
T and B Boots Inc dba Takken's Shoes	(*,#)	72 South Main St., Templeton, CA 93465	Clothing and Clothing Accessories Stores	Term Loan	7.25%	12/7/2026	95.2	95.2	78.1	0.02%
Tarver-Henley Inc. and Tar-Hen LLC	(*,#,^)	2125 College Ave, Jackson, AL 36545	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.75%	6/21/2042	97.8	97.8	80.2	0.03%
The Jig, LLC	(*,#,^)	3115 Camp Phillips Rd, Wausau, WI 54403	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2042	25.6	25.6	24.2	0.01%
The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	(*,#,^)	29291 Amerihost Drive, Dowagiac, MI 49047	Accommodation	Term Loan	8.25%	12/5/2041	335.1	335.1	323.2	0.10%
The Woods at Bear Creek LLC and Bear Creek Entertainment LLC dba The	(*,#)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	7%	9/29/2039	489.6	489.6	463.7	0.15%
Transmission Solutions Group, Inc. and Calhoun Satellite Communicatio	(*,#)	1007 &1009 Old Route 119, Hunker, PA 15639	Telecommunications	Term Loan	7%	12/2/2041	64.7	64.7	—	—%
TX Superior Communications, LLC	(*,#,^)	6223 Krempen Ave, San Antonio, TX 78233	Specialty Trade Contractors	Term Loan	8%	3/19/2028	85.5	85.5	70.8	0.02%
United States Plastic Equipment LLC	(*,#,^)	4447 OH-303, Mantua, OH 44255	Merchant Wholesalers, Durable Goods	Term Loan	8.25%	12/13/2028	137.1	137.1	24.7	0.01%
VC Media Partners LLC	(*,#,^)	22120 Clarendon St., Woodland Hills, CA 91367	Professional, Scientific, and Technical Services	Term Loan	7.75%	4/12/2029	122.3	122.3	7.6	—%
Victorian Restaurant and Tavern, LLC	(*,#,^)	226 Maple Ave, Cheshire, CT 06410	Food Services and Drinking Places	Term Loan	8.25%	2/22/2042	104.4	104.4	35.7	0.01%
Vision Automotive LLC dba Vision Chrysler Jeep Dodge Ram of Defiance	(*,#,^)	20390 County RD 424, Defiance, OH 43512	Motor Vehicle and Parts Dealers	Term Loan	7.5%	9/29/2029	289.3	289.3	6.1	—%
Vision Collision Center LLC dba Integrity Auto Body & Vision Automoti	(*,#)	20502 County Rd 424, Defiance, OH 43512	Repair and Maintenance	Term Loan	7.5%	11/21/2027	349.2	349.2	—	—%
Warner Family Restaurant LLC dba Burgerim	(*,#)	250 North Nova Rd, Ormond Beach, FL 32174	Food Services and Drinking Places	Term Loan	8%	5/3/2028	20.1	20.1	4.6	—%
Webb Eye Associates, PA	(*,#,^)	1720 S W W White Rd, San Antonio, TX 78220	Ambulatory Health Care Services	Term Loan	7.25%	7/19/2027	71.2	71.2	32.9	0.01%
White Hawk Inc.	(*,#,^)	2101 Dr. Martin Luther King Jr. Blvd, Stockton, CA 95205	Truck Transportation	Term Loan	8.25%	12/15/2026	926.6	926.6	877.5	0.28%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										312465
Wilban LLC	(*,#,^)	454 US Highway 22, Whitehouse Station, NJ 08889	Food Services and Drinking Places	Term Loan	7.5%	3/11/2026	93.2	93.2	91.5	0.03%
Wilban LLC	(*,#)	454 US Highway 22, Whitehouse Station, NJ 08889	Food Services and Drinking Places	Term Loan	7.25%	3/28/2039	402.7	402.7	272.4	0.09%
Work of Heart Inc dba Little Nest Portraits	(*,#)	1000 Merdian Blvd, Ste 112, Franklin, TN 37067	Professional, Scientific, and Technical Services	Term Loan	7.5%	1/10/2028	4.9	4.9	4.8	—%
Work of Heart Inc dba Little Nest Portraits	(*,#,^)	1000 Merdian Blvd, Ste 112, Franklin, TN 37067	Professional, Scientific, and Technical Services	Term Loan	7.5%	7/28/2027	43.5	43.5	42.8	0.01%
Zeeba Company, Inc dba Zeeba Rent-A-Van & 5 Star Rent- A-Van	(*,#,^)	3200 Wilshire Blvd Ste 1000, Los Angeles, CA 90010	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	656.3	656.3	632.9	0.20%
Zahmel Restaurant Suppliers Corp dba Cash & Carry;Zahners Hardware;Zan	(*,#,^)	33-51 11th St., Astoria, NY 11106	Merchant Wholesalers, Nondurable Goods	Term Loan	8.25%	4/28/2027	75.8	75.8	65.4	0.02%
Total Unguaranteed Non-Accrual SBA Investments							$64,235.2	$64,405.4	$36,337.3	11.63%

Total Unguaranteed SBA Investments							$436,303.4	$436,473.6	$419,486.2	134.25%

SBA Guaranteed Accrual Investments (4a)									312,465
Matrix Z LLC	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	11.8	11.8	12.5	—%
Rello Inc.	8063 Jericho Turnpike, Woodbury, NY 11797	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	5.7	5.7	6.1	—%
2Choice2Friends LLC	901 W Braker Lane, Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	11.9	11.9	12.6	—%
Al Russell Moldof's CPA	15105 John J Delaney Drive, Ste D 170, Charlotte, NC 28277	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/25/2029	4.8	4.8	5.1	—%
Disability Resolution	1619 Malon Bay Drive, Orlando, FL 32828	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/30/2029	2.8	2.8	3.0	—%
NYM Solutions Inc.	1250 NW 7th St. Ste 201, Miami, FL 33125	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	12.0	12.0	12.7	—%
Crystal Cleaning Service	26 Cooper Rd, Byhalia, MS 38611	Administrative and Support Services	Term Loan	Prime plus 6.5%	5/9/2029	9.9	9.9	10.5	—%
Clowers Trucking by Faith LLC	705 E Brookwood PL, Valdosta, GA 31601	Truck Transportation	Term Loan	Prime plus 6.5%	5/23/2029	11.8	11.8	12.5	—%
MCM Design LLC	5926 Vinings Vintage Way, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	9.6	9.6	10.2	—%
Still Photography	195 Terrace Place, Apt. 2, Brooklyn, NY 11218	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	12.0	12.0	12.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									312,465
Archer Cleaners Inc.	1514 W. 33rd St., Chicago, IL 60608	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	12.0	12.0	12.8	—%
Law Office of Paula Padilla PLLC	2211 E Highland Ave Ste 130, Phoenix, AZ 85016	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/13/2029	4.8	4.8	5.1	—%
Bonadi Inc.	9858 W Sample Rd, Coral Springs, FL 33065	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/17/2029	12.1	12.1	12.8	—%
AA Horseplay, LLC	34565 Ranch Drive, Brownsville, OR 97327	Animal Production and Aquaculture	Term Loan	Prime plus 6.5%	6/20/2029	12.0	12.0	12.8	—%
Campuscuts LLC	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	7.2	7.2	7.7	—%
Port Diesel LLC	3212 Alex Trask Drive, Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	12.1	12.1	12.8	—%
Menshka Inc.	88 High St., Mountclair, NJ 07042	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	7/10/2029	12.1	12.1	12.8	—%
The Bean Coffee Company, LLC	112 South Main St., Spring Hill, KS 66083	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	7/17/2029	12.1	12.1	12.8	—%
Lawrence Adeyemo & Co LLC	209-34 112 Ave, Queens Village, NY 11429	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	7/19/2029	9.7	9.7	10.3	—%
Gradstreet LLC	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Nonstore Retailers	Term Loan	Prime plus 6.5%	7/30/2029	12.1	12.1	12.8	—%
A&S Services LLC	3888 Lightner Rd, Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	8/7/2029	12.1	12.1	12.9	—%
Crystal Clear Accounting	34099 Tuscan Creek Way, Temecula, CA 92592	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/26/2029	3.1	3.1	3.3	—%
Doghouse Sport Fishing Charters Inc.	83413 Overseas Highway, Islamorada, FL 33036	Scenic and Sightseeing Transportation	Term Loan	Prime plus 6.5%	8/30/2029	12.1	12.1	12.9	—%
No Push Back LLC	2223 Dungan Ave, Bensalem, PA 19020	Personal and Laundry Services	Term Loan	Prime plus 6.5%	8/30/2029	11.8	11.8	12.5	—%
Softcare247 LLC	4191 Naco Perrin Blvd, San Antonio, TX 78217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/11/2029	12.2	12.2	12.9	—%
Host Marketing LLC	206 Bell Lane, Ste B, West Monroe, LA 71291	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/18/2029	12.2	12.2	12.9	—%
Standard Real Estate Services LLC	500 West Silver Spring Drive, Ste K 200,, Glendale, WI 53217	Real Estate	Term Loan	Prime plus 6.5%	9/19/2029	12.2	12.2	12.9	—%
Chavero's Auto Mart LLC	1364 E Palma Vista Drive, Palmview, TX 78572	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 6.5%	10/11/2029	12.5	12.5	13.3	—%
Bargain Store	107 Tabernacle Church Rd, Candor, NC 27229	General Merchandise Stores	Term Loan	Prime plus 6.5%	10/11/2029	12.3	12.3	13.0	—%
Powerlift Dumbwaiters Inc.	2444 Georgia Slide Rd, Georgetown, CA 95634	Machinery Manufacturing	Term Loan	Prime plus 6.5%	10/16/2029	12.2	12.2	12.9	—%
Pine Mountain Residential LLC	10240 Cosmopolitan Circle, Parker, CO 80134	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	10/16/2029	12.3	12.3	13.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									312,465
James Clark and Company Inc.	8885 Haven Ave, Ste 120, Rancho Cucamonga, CA 91730	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	10/22/2029	12.3	12.3	13.0	—%
Deer Valley Sport Shop LLC	507 Bamboo Rd, Boone, NC 28607	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 6.5%	11/7/2029	12.4	12.4	13.6	—%
Sean McNamara	5639 Wood Lane, Allentown, PA 18106	Nonstore Retailers	Term Loan	Prime plus 6.5%	11/14/2029	12.3	12.3	13.5	—%
Bucklin Sumner & Associates	650 NE Holladay St. Ste 1600, Portland, OR 97232	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 6.5%	11/14/2029	12.3	12.3	13.5	—%
The Pinnacle Group	105 Springside Drive, Akron, OH 44333	Social Assistance	Term Loan	Prime plus 6.5%	11/14/2029	12.3	12.3	13.5	—%
Pen’s Electric Company, Inc	504 Fairfax Ave, Nashville, TN 37212	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	11/21/2029	12.4	12.4	13.6	—%
Standard Capital Corp.	2377 Wessington Drive, Virginia Beach, VA 23456	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	12/5/2029	12.4	12.4	13.5	—%
Scott’s Hardware Inc	200 Tuckerton Rd, Medford, NJ 08055	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 6.5%	12/6/2029	12.4	12.4	13.5	—%
HADD Corp	364 Rugby Rd, Cedarhurst, NY 11516	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/17/2029	12.4	12.4	13.5	—%
La Tradicion Cubana Inc.	1336 SW 8th St., Miami, FL 33135	Miscellaneous Store Retailers	Term Loan	Prime plus 6.5%	12/20/2029	12.4	12.4	13.6	—%
This is a Fly Closet LLC	12408 Kingsview St., Bowie, MD 20721	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 6.5%	1/30/2030	12.4	12.4	13.6	—%
2 N 1 Home and Lawn LLC	1300 Ridenour Blvd, Kennesaw, GA 30152	Administrative and Support Services	Term Loan	Prime plus 6.5%	2/3/2030	12.5	12.5	13.7	—%
All Modes Transportation and Logistics	4313 Collingtree Drive, Rockledge, FL 32955	Support Activities for Transportation	Term Loan	Prime plus 6.5%	2/14/2030	12.5	12.5	13.7	—%
Moon Group, Inc.	145 Moon Rd, Chesapeake City, MD 21915	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	3,583.8	3,583.8	3,870.5	1.24%
Beau & HB Inc. dba Beau’s Billard, Bowling & Arcade	100 Village Rd, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	123.3	123.3	133.1	0.04%
Hackstaff Restaurants	248 W 1st. St. Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	442.9	442.9	478.3	0.15%
Kris-Leigh Catered Living at Severna Park LLC	831 Richie Highway, Severna Park, MD 21146	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/20/2030	1,590.0	1,590.0	1,704.7	0.55%
Patoruzu, Inc.	18121 Tuckerton Rd, Ste 130, Cypress, TX 77433	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/20/2030	76.5	76.5	82.0	0.03%
Mid Ohio Hospitality, LLC	192 E Main St, Mansfield, OH 44904	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/17/2045	687.8	687.8	740.4	0.24%
Supermarket Source Inc.	2741 West 76th St., Hialeah, FL 33016	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/24/2030	637.5	637.5	683.5	0.22%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									312,465
Yachting Solutions LLC	56 New County Rd, Rockland, ME 04841	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/24/2030	547.5	547.5	587.0	0.19%
Dunaway and Hart, Inc.	575 Harkrider St., Conway, AR 72032	Real Estate	Term Loan	Prime plus 2.75%	3/26/2030	150.0	150.0	160.8	0.05%
Tomco, Inc.	6470 State St., Saginaw, MI 48603	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/27/2030	127.5	127.5	136.7	0.04%
Suburban Transmissions of Northern Illinois	1714 E Oakton St, Des Plaines, IL 60018	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/27/2045	450.0	450.0	492.1	0.16%
Blackwater Diving LLC	112 Forrest Rd, Morgan City, LA 70380	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/30/2030	1,125.0	1,125.0	1,206.1	0.39%
JS Randhawa, Inc.	570 W Olive Ave,, Merced, CA 95348	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2030	300.0	300.0	321.6	0.10%
Montana Custom Log Homes, Inc.	2036 US Highway 93 North, Victor, MT 59875	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2045	1,098.8	1,098.8	1,182.9	0.38%
2820 US Hwy 98N LLC	2820 US Hwy 98 N, Lakeland, FL 33805	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2029	375.0	375.0	397.5	0.13%
National Stone Management	804-810 W Shady Grove Rd, Grand Prairie, TX 75050	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/31/2044	810.1	810.1	885.1	0.28%
LuluBelle's Mountain Banana Bread LLC	1063 Carousel Rd, Lake Arrowhead, CA 92352	Food Manufacturing	Term Loan	Prime plus 2.75%	4/21/2045	350.3	350.3	385.7	0.12%
Shooter's Gun Club LLC	2429 Iowa St. Stes B, C and D, Lawrence, KS 66046	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/27/2030	494.7	494.7	527.9	0.17%
Love Playing LLC	2200 Eastridge Loop, San Jose, CA 95122	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2030	425.8	425.8	464.1	0.15%
AJN Innocations LLC	6704 Main St., Miami Lakes, FL 33014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/15/2030	73.9	73.9	80.5	0.03%
Oak Park Social	14691 W 11 Mile Rd, Oak Park, MI 48237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2045	369.4	369.4	406.8	0.13%
The Cow Harbor Beer Company	19 Scudder Ave, Northport, NY 11768	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	7/11/2030	551.3	551.3	600.9	0.19%
IV Purpose Inc.	1489 Fulton St., Brooklyn, NY 11216	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/25/2029	91.0	91.0	99.2	0.03%
NJ Floats	327 Route 202/206, Bedminster Township, NJ 07921	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	5/12/2045	245.7	245.7	270.5	0.09%
Kuros LLC dba Alexander Lake Lodge	21221 Baron Lake Drive, Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus 2.75%	3/19/2045	42.9	42.9	47.3	0.02%
Icebox Café	219 NE 3rd St., Hallendale Beach, FL 33009	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/26/2030	867.6	867.6	945.7	0.30%
Emmalina LLC	3602 Rock Bay Drive, Louisville, KY 40245	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/21/2030	38.0	38.0	41.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)										312,465
Daftarnow Inc.		8 Campus Drive. Ste 105, Parsippany, NJ 07054	Real Estate	Term Loan	Prime plus 2.75%	7/30/2030	252.1	252.1	274.7	0.09%
Sherwood Sporthorses Inc.		20502 Forestview, Magnolia, TX 77355	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2045	402.3	402.3	443.0	0.14%
Chet Lemon Enterprises		1544 Lane Park Cut off, Tavares, FL 32778	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/3/2030	251.3	251.3	273.9	0.09%
Jones Roger Shermann Inn Inc.		195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/4/2030	86.3	86.3	94.0	0.03%
Native Fields Landscaping LLC		73 Taylor Rd, Warton, NJ 07885	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/13/2045	817.5	817.5	900.3	0.29%
Kanga Lean		8900 Strength Ave, New Port Richie, FL 34655	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/16/2030	95.1	95.1	103.7	0.03%
Total SBA Guaranteed Accrual Investments							$18,065.4	$18,065.4	$19,541.0	6.25%

SBA Guaranteed Non-Accrual Investments (4b)
American Pharmaceutical Innovation Company, LLC	(*)	1425 Centre Circle, Downers Grove, IL 60515	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	50.1	50.1	50.1	0.02%
MIT LLC	(*)	11 North Peach ST., Medford, OR 97504	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	254.7	254.7	254.7	0.08%
Neville Galvanizing, Inc	(*)	2983 Grand Ave, Pittsburgh, PA 15225	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	707.1	707.1	707.1	0.23%
Kneading Dough LLC dba NY Bagel Cafe & Deli,NY Bagle, New York Bagle,N	(*)	10287 Okeechobee Blvd #13, Royal Palm Beach, FL 33411	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2029	102.5	102.5	102.5	0.03%
Simkar LLC, Neo Lights Holding Inc, Kalco Lighting, LLC	(*)	700 Ramona Ave, Philadelphia, PA 19120	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	12/26/2043	4,496.5	4,496.5	4,496.5	1.44%
Total SBA Guaranteed Non-Accrual Investments							$5,610.9	$5,610.9	$5,610.9	1.80%

Total SBA Guaranteed Investments							$23,676.3	$23,676.3	$25,151.9	8.05%

Total SBA Unguaranteed and Guaranteed Investments							$459,979.7	$460,149.9	$444,638.1	142.30%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Controlled Investments (5) (22)										312465
Advanced Cyber Security Systems, LLC	(*,#) (6) (21)	3880 Veterans Memorial Hwy. Suite 201, Bohemia, NY 11716	Data processing, Hosting, and Related Services	50% Membership Interest	—%	—	—	—	—	—%
				Term Loan	3%	Dec 2014	381.0	381.0	—	—%
Automated Merchant Services, Inc.	(*,#) (7) (21)	12230 Forest Hill Blvd., Wellington, FL 33414	Data processing, Hosting, and Related Services	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc.	(*,#) (8)	1985 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	2,250.0	0.72%
				Line of Credit	10%	Dec 2020	6,160.0	6,160.0	6,160.0	1.97%
				Term Loan	10%	April 2020	—	—	—	—%
Newtek Technology Solutions, Inc.	(*,#) (11)	1904 W. Parkside Lane Phoenix, AZ 85027	Data processing, Hosting, and Related Services	100% Common Stock	—%	—	—	8,384.0	9,000.0	2.88%
				Line of Credit	10%	Nov 2028	10,821.0	10,821.0	10,821.0	3.46%
Newtek Insurance Agency, LLC	(*,#) (13)	1981 Marcus Ave., Lake Success, NY 11042	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	135.0	2,215.0	0.71%
PMTWorks Payroll, LLC	(*,#) (9)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	1,778.1	—	—%
				Term Loan	10%	Oct 2021	435.0	435.0	—	—%
				Term Loan	10%	May 2020	750.0	750.0	—	—%
				Term Loan	12%	May 2020	500.0	500.0	—	—%
				Term Loan	10%	July 2020	1,000.0	1,000.0	—	—%
Small Business Lending, LLC	(*,#) (12) (21)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	598.0	6,848.4	2.19%
				Term Loan	10%	June 2021	400.0	400.0	400.0	0.13%
ADR Partners, LLC dba banc-serv Partners, LLC	(*,#) (12)	8777 Purdue Rd, Indianapolis, IN 46268	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	7,085.2	—	—%
International Professional Marketing, Inc.	(#) (16)	151 W. 30th St., New York, NY 10001	Professional, Scientific, and Technical Services	100% Common Stock	—%	—	—	4,000.0	4,150.0	1.33%
				Line of Credit	Prime plus 0.5%	April 2021	—	—	—	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Controlled Investments (5) (22)										312465
SIDCO, LLC	(#) (16)	151 W. 30th St., New York, NY 10001	Professional, Scientific, and Technical Services	100% Membership Interest	—%	—	—	7,119.7	6,649.7	2.13%
				Line of Credit	Prime plus 0.5%	July 2020	100.0	425.0	425.0	0.14%
Newtek Merchant Solutions, LLC	(#) (11)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	16,438.0	115,000.0	36.80%
Mobil Money, LLC	(#) (17)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	2,980.0	3,000.0	0.96%
Newtek Business Lending, LLC	(*,#) (10)	14 East Washington St., Orlando, FL 32801	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	27,498.0	31,127.7	9.96%
Newtek Conventional Lending, LLC	(#) (18) (25) (26)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	50% Membership Interest	—%	—	—	15,770.0	17,510.8	5.60%
Titanium Asset Management, LLC	(*,#) (14)	1981 Marcus Ave., Lake Success, NY 11042	Administrative and Support Services	Term Loan	10%	March 2021	900.0	900.0	315.0	0.10%
				100% Membership Interest	—%	—	—	—	—	—%
Excel WebSolutions, LLC	(*,#) (15)	888 East Brighton Ave. Syracuse, NY 13205	Data processing, Hosting, and Related Services	Term Loan	10%	Sept 2020	159.2	159.2	—	—%
				100% Membership Interest	—	—	—	—	—	—%
POS on Cloud, LLC	(#) (20)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	Term Loan	10%	Sept 2023	850.0	850.0	850.0	0.27%
				50.14% Membership Interest	—	—	—	—	—	—%
Total Controlled Investments							$22,456.2	$118,995.2	$216,722.6	69.36%

Non-Control/Affiliate Investments (22)
EMCAP Loan Holdings, LLC	(+,#) (19) (25)	1140 Reservoir Ave., Cranston, RI 02920	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	6.04% Membership Interest	—%	—	$—	$1,000.0	$1,000.0	0.32%

Total Investments							$482,435.9	$580,145.1	$662,360.7	211.98%
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
(2) The interest rates in effect on our loans as of March 31, 2020 are based off a Prime Rate equal to 4.75% and 1 month LIBOR equal to 0.99000%.
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
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. or its subsidiaries owns more than 25% of the voting securities of such company. See NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS in the accompanying notes to the consolidated financial statements for transactions during the three months ended March 31, 2020 with affiliates the Company is deemed to control.
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
(15) 100% owned by The Whitestone Group, LLC (a subsidiary of Wilshire Holdings I, Inc., a subsidiary of Newtek Business Services Corp.)
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

See accompanying notes to consolidated financial statements.

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
(25) Restricted security.
(26) Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At March 31, 2020, 7.6% of total assets are non-qualifying assets.

As of March 31, 2020, the federal tax cost of investments was $580,145,000 resulting in estimated gross unrealized gains and losses of $147,840,000 and $57,238,000, respectively.

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Global Information Technology, Inc	(#)	1 Cragwood Rd, South Plainfield, NJ 07080	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/31/2029	$567.5	$567.5	501.2	0.16%
Nick's Country Kitchen, LLC	(#)	3 Flanders Rd, Bethlehem, CT 06751	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2044	$287.5	$287.5	308.3	0.10%
Bearwaters Brewing Company	(#)	101 Park St, Canton, NC 28716	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2044	$257.5	$257.5	281.1	0.09%
Pecos Entertainment LLC dba State Theater	(#)	421 South Oak St, Pecos, TX 79772	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/31/2029	$130.0	$130.0	136.8	0.04%
Spinnaker Vero Inc.	(#)	983 12th St., Vero Beach, FL 32960	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/30/2044	$787.5	$787.5	814.1	0.25%
Kiddie Garden Child Development Center, LLC	(#)	2809 W. Atkinson Ave, Milwaukee, WI 53209	Social Assistance	Term Loan	Prime plus 2.75%	12/30/2044	$43.0	$43.0	46.9	0.01%
VIP Construction Group Inc.	(#)	3332 W Mulberry Drive, Mequon, WI 53092	Construction of Buildings	Term Loan	Prime plus 2.75%	12/30/2029	$62.5	$62.5	65.2	0.02%
Kwik Stop dba Dilpreet Hundai	(#)	1001 Sacramento Ave, West Sacramento, CA 95605	Gasoline Stations	Term Loan	Prime plus 2.75%	12/30/2044	$242.0	$242.0	254.8	0.08%
Jauchem & Meeh Inc.dba Gregory Meeh Design;Jermy Chernick Design;J&M S	(#)	524 Sackett St., Brooklyn, NY 11217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/30/2029	$275.0	$275.0	264.9	0.08%
Home Decor Liquidators, LLC dba Home Decor Outlets;Home Decor Mattress	(#)	4187 Pleasant Hill Rd, Duluth, GA 30096	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2029	$987.5	$987.5	897.7	0.28%
Destination Hope, Inc. and The Academy for Addiction Professionals, In	(#)	6555 NW 9th Ave, Fort Lauderdale, FL 33309	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2044	$375.0	$375.0	397.1	0.12%
Larry J. Frick dba L & S Trucking	(#)	157571 E Wausau Ave, Wausau, WI 54403	Truck Transportation	Term Loan	Prime plus 2.75%	12/30/2029	$49.5	$49.5	46.2	0.01%
Vance Ewing LLC	(#)	22940 Harlan Ln, St. Robert, MO 65584	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/30/2029	$112.5	$112.5	117.3	0.04%
Destination Hope, Inc, TrilogyTreatment & Wellness Center, Inc, The Ac	(#)	6555 NW 9th Ave, Fort Lauderdale, FL 33309	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2029	$363.8	$363.8	324.5	0.10%
American Landscaping Company and Ground Effects Landscaping, LLC	(#)	6151 A St., Anchorage, AK 99518	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	$646.7	$646.7	713.7	0.22%
Mankamana Holdings, LLc dba Perfect Brow Art, Mankamana Holdings, LLC	(#)	7302 Kirby Ave, Lubbock, TX 79424	Gasoline Stations	Term Loan	Prime plus 2.75%	12/27/2029	$137.5	$137.5	132.1	0.04%
Irony LLC dba Mulberry’s Garment Care	(#)	2579 Fairview Ave North, Roseville, MN 55113	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/27/2029	$1,042.5	$1,042.5	925.1	0.29%
American Landscaping Company	(#)	6151 A St., Anchorage, AK 99518	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	$326.3	$326.3	321.3	0.10%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Pro-Tek Pest Control, Inc, Pro-Tek Nurseries, LLC, Pro-Tek Irrigation	(#)	8712 60th Terrace South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	$186.3	$186.3	170.7	0.05%
313 Air Duct LLC Dba Jouny Cleaning Services, M & J Restoration Emerge	(#)	25150 W Warren Ave, Dearborn Heights, MI 48127	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	$250.0	$250.0	269.6	0.08%
313 Air Duck LLC dba Jouny Cleaning Services, M & J Restoration Emerge	(#)	25150 W Warren Ave, Dearborn Heights, MI 48127	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	$162.0	$162.0	151.0	0.05%
Tatoo Tony's Under My Skin LLC	(#)	73 Memorial Parkway, Atlantic Highlands, NJ 07716	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/27/2044	$100.0	$100.0	112.5	0.03%
QXC Communications, Inc	(#)	4541 N Dixie Hwy, Boca Raton, FL 33431	Telecommunications	Term Loan	Prime plus 2.75%	12/27/2029	$525.0	$525.0	464.5	0.14%
K&S Hardware mLLC dba Gopher Ace	(#)	1865 Wayzata Blvd, Long Lake, MN 55356	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2029	$62.5	$62.5	61.3	0.02%
Watearth Inc	(#)	3371 Glendale Blvd Ste 208, Los Angeles, CA 90039	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2029	$46.8	$46.8	41.2	0.01%
A Family Member Homecare Group Inc, A Family Member Homecare Holdings,	(#)	11788 Sample Rd, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2044	$118.8	$118.8	125.4	0.04%
Protek Pest Control, Inc. Pro-tek Nurseries LLC, Pro-Tek Irrigation	(#)	8712 60TH TER South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	$142.5	$142.5	157.4	0.05%
Icebox Cafe L.C. and Icebox Pantry, LLC	(#)	219 NE 3rd St., Hallendale Beach, FL 33009	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/26/2030	$242.9	$242.9	229.6	0.07%
Bhatti LLC 2, Bhatti LLC	(#)	1451 Coral Ridge Ave, Coralville, IA 52241	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/26/2029	$112.5	$112.5	101.3	0.03%
Ink! Coffee Company	(#)	2851 Larimer St., Denver, CO 80205	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2029	$515.3	$515.3	454.3	0.14%
Richwood Enterprises, LLC, Richwood Transport LLC, Richwood Transport	(#)	2564 Branch St., Middleton, WI 53562	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/24/2029	$134.2	$134.2	137.4	0.04%
Synergistic-Designs, LLC	(#)	493 Wilson Mill Rd, New Wilmington, PA 16142	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/24/2029	$7.5	$7.5	6.6	—%
Aitheras Aviation Group, LLC and International Aviation Sales, Ltd.	(#)	2301 N Marginal Rd, Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus 2.75%	12/23/2029	$527.5	$527.5	481.7	0.15%
Food Civilization Services LLC and 1701 W 15th St LLC	(#)	1701 W 15th St, Houston, TX 77008	Real Estate	Term Loan	Prime plus 2.75%	12/23/2044	$150.0	$150.0	167.3	0.05%
512 E 11th Street LLC and Big Brand Management Ltd. Co.	(#)	512 E 11th St, Houston, TX 77008	Real Estate	Term Loan	Prime plus 2.75%	12/23/2044	$333.8	$333.8	366.1	0.11%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
The Lamkin Group LLC and National Championship Enterprises LLC	(#)	901 Lily Creek Rd, Ste 102, Louisville, KY 40243	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/23/2029	$667.5	$667.5	589.2	0.18%
Chris Farley DVM PA. dba Farley Veterinary Clinic	(#)	6487 Taft St., Hollywood, CA 33024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2029	$13.5	$13.5	14.2	—%
Freedom Enterprises, Inc	(#)	2431 14th Ave SE, Watertown, SD 57201	Truck Transportation	Term Loan	Prime plus 2.75%	12/20/2029	$325.0	$325.0	295.5	0.09%
Shaddai Aesthetics Inc	(#)	706 W 34th St., Austin, TX 78705	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2029	$18.9	$18.9	16.7	0.01%
ACC International LLC	(#)	200 N Furnace St, Birdsboro, PA 19508	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2044	$322.5	$322.5	335.2	0.10%
Romain Tower Inc.	(#)	215 S Persimmon St, Tomball, TX 77375	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2044	$897.5	$897.5	923.6	0.29%
Macon Arts Center LLC	(#)	4570 Pio Nono Ave, Macon, GA 31206	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/20/2044	$625.0	$625.0	684.8	0.21%
Freedom Enterprises, Inc - New RE company to be formed	(#)	2431 14th Ave SE, Watertown, SD 57201	Truck Transportation	Term Loan	Prime plus 2.75%	12/20/2044	$207.5	$207.5	226.1	0.07%
La Tradicion Cubana Inc	(#)	1336 SW 8th St., Miami, FL 33135	Miscellaneous Store Retailers	Term Loan	Prime plus 6.5%	12/20/2029	$12.5	$12.5	12.8	—%
United Capital Group LLC	(#)	23022 La Cadena Dr, Laguna Hills, CA 92653	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/19/2029	$322.0	$322.0	295.7	0.09%
RWBB LLC	(#)	4120 7th Ave, Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2029	$16.7	$16.7	15.6	—%
Nebulos, LLC	(#)	5428 Twilight Way, Parker, CO 80134	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2029	$62.5	$62.5	59.8	0.02%
New Casa Technologies, LLC	(#)	7928 S 70th Lane, Laveen, AZ 85339	Truck Transportation	Term Loan	Prime plus 2.75%	12/19/2029	$8.3	$8.3	7.4	—%
MBK IT Services Inc.	(#)	626 Trailwood Ct., Garland, TX 75043	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/19/2029	$21.6	$21.6	22.7	0.01%
Kuros, LLC	(#)	21221 Baron Lake Drive, Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus 2.75%	12/19/2044	$397.5	$397.5	446.2	0.14%
Kuros, LLC	(#)	21221 Baron Lake Drive, Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus 2.75%	3/19/2045	$9.3	$9.3	10.5	—%
GDIM Enterprises Inc dba AAMCO	(#)	1657 Whiskey Rd., Aiken, SC 29803	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/19/2029	$19.5	$19.5	18.4	0.01%
Skyfall LLC dba EZ Self Storage	(#)	2705 US Hwy 45 N, Henderson, TN 38340	Real Estate	Term Loan	Prime plus 2.75%	12/18/2044	$146.3	$146.3	164.4	0.05%
Premier Gaming Solutions Inc	(#)	17 South Grand Ave, Passedena, CA 91105	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2029	$11.3	$11.3	11.8	—%
Louisiana Apple, LLC, Mountain Apple, LLC, Kentucky Apple, LLC	(#)	3909 Ambassador Caffrey Pkwy Bldg 1, Lafayette, LA 70503	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/18/2029	$900.0	$900.0	793.6	0.25%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
The Burlington Academy of Learning LLC	(#)	10 Covey Rd, Burlington, CT 06013	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2029	$50.0	$50.0	52.5	0.02%
Sago Technologies Inc. dba Jak Ecig	(#)	785 Woodfern Drive, Hampshire, IL 60140	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2029	$235.0	$235.0	246.9	0.08%
Pamela Bruner Enterprises, LLC	(#)	4370 Old US 25 Hwy, Zinconia, NC 28790	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/17/2029	$62.5	$62.5	57.6	0.02%
HADD Corp	(#)	364 Rugby Rd, Cedarhurst, NY 11516	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/17/2029	$12.5	$12.5	12.8	—%
J and K Project Management Consultants LLC	(#)	350 Mc Donnell St, Lewisville, TX 75057	Construction of Buildings	Term Loan	Prime plus 2.75%	12/16/2044	$313.4	$313.4	350.0	0.11%
Signco America LP & Sparkle corporation Inc.	(#)	7938 Wright Rd, Houston, TX 77041	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/16/2044	$1,250.0	$1,250.0	1,405.2	0.44%
Farain Saremi dba USA Produce	(#)	461 G St., Los Banos, CA 93635	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/16/2044	$475.0	$475.0	511.5	0.16%
J and K Project Management Consultants dba A. C. T. Construction	(#)	350 Mc Donnell St, Lewisville, TX 75057	Construction of Buildings	Term Loan	Prime plus 2.75%	12/16/2029	$207.8	$207.8	215.2	0.07%
Nulane Entertainment LLC	(#)	4100 W. Alameda Ave # 300, Burbank, CA 91505	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2029	$7.5	$7.5	6.6	—%
Dr Steven J Seidel	(#)	42 Campeau Place, Bergenfield, NJ 07621	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2029	$81.3	$81.3	71.8	0.02%
WURA LLC dba Dickey's Barbecue Pit	(#)	4325 E. University Drive Ste 40, Prosper, TX 75078	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2029	$90.8	$90.8	82.1	0.03%
Math Enrichment, LLC	(#)	1009 E Capitol Expressway, San Jose, CA 95121	Educational Services	Term Loan	Prime plus 2.75%	12/13/2029	$200.0	$200.0	176.3	0.05%
Jen Macias LLC dba Duende	(#)	2301 NW Thurman St., Portland, OR 97210	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2029	$8.1	$8.1	7.1	—%
The Crane Guys, LLC	(#)	14480 Alondra Blvd, La Mirada, CA 90638	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2029	$1,250.0	$1,250.0	1,172.8	0.36%
The Floor Covering Warehouse, Inc	(#)	112 Orchard St., Stamford, CT 06902	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/13/2044	$240.0	$240.0	269.8	0.08%
Essex Indoor Golf Center LLC	(#)	23 Saybrook Rd, Essex, CT 06426	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/13/2029	$78.8	$78.8	73.6	0.02%
Belle Properties Northwest, Inc.	(#)	223 Ave B, Snohomish, WA 98290	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/12/2044	$131.3	$131.3	142.8	0.04%
Stockton TRI Industries, LLC	(#)	2141 E Anderson St., Stockton, CA 95205	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/12/2044	$1,107.5	$1,107.5	1,197.0	0.37%
Joyner5, Inc.dba British Swim School	(#)	1000 Settlers Landing Court, Wake Forest, NC 27587	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/12/2029	$22.5	$22.5	19.8	0.01%
Abylex, Inc and Worpex LLC	(#)	7473 Reese Rd #2, Sacremento, CA 95828	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2044	$95.0	$95.0	91.3	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Chambers Funeral Home & Crematorium PA & Riverdale Park Crematory, LLC	(#)	5801 Cleveland Ave, Riverdale, MD 20737	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/11/2044	$300.0	$300.0	337.3	0.10%
Vaughn Chiropractic, PLLC dba Catalyst Chiropractic and Rehab	(#)	10904 Baltimore St NE, Blaine, MN 55449	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2029	$41.5	$41.5	36.7	0.01%
CCD Construction Services LLC dba Clearwater Outdoor Design, CCD Exca	(#)	175 W Borgfeld Drive, San Antonio, TX 78260	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2044	$112.5	$112.5	121.0	0.04%
Professional Plumbing Services of Nela, LLC	(#)	99 Plum St., West Monroe, LA 71292	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2029	$18.0	$18.0	17.8	0.01%
Ciel Du Mel LLC dba Lala's Creamery	(#)	134 Petaluma Blvd North, Petalumaca, CA 94952	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/10/2029	$16.5	$16.5	15.1	—%
Helping Hands Group Daycare dba Dawn to Dusk Learning and Child Care L	(#)	10 Tremont Rd, Tremont, PA 17981	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2044	$39.0	$39.0	42.3	0.01%
SLCP Transport, LLC dba Aamco	(#)	1407 Lomaland Drive, El Paso, TX 79935	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2029	$62.5	$62.5	59.8	0.02%
Elita 7, LLC and Behavioral Nutrition Inc.	(#)	16 Marble St., Worchester, MA 01603	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/9/2029	$300.0	$300.0	291.4	0.09%
Eagle Eye Truck Lines LLC and Eagle Eye Logistics LLC	(#)	560 56th St SW, Grand Rapids, MI 49548	Truck Transportation	Term Loan	Prime plus 2.75%	12/6/2029	$1,100.0	$1,100.0	983.3	0.31%
Bay Area Metal Fabricarion LLC	(#)	510 -512 Stone Rd, Benicia, CA 94510	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/6/2029	$136.8	$136.8	127.2	0.04%
The Stout Group LLC	(#)	10850 NW 138th St, Hialeah Gardens, FL 33018	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/6/2029	$240.0	$240.0	222.4	0.07%
DB Talak LLC	(#)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/6/2044	$153.5	$153.5	172.6	0.05%
Scott's Hardware, Inc., dba Medford Inc	(#)	200 Tuckerton Rd, Medford, NJ 08055	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 6.5%	12/6/2029	$12.5	$12.5	12.8	—%
Mazhar Family, Inc dba Edible Arrangements	(#)	601 Portion Rd, #17, Lake Ronkonkoma, NY 11779	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/6/2029	$67.5	$67.5	60.0	0.02%
Glen Lamb dba Lambs Tree And Plant Health Care	(#)	413 Pond Meadow Rd, Westbrook, CT 06498	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/6/2029	$18.8	$18.8	17.5	0.01%
Natalie Enterprise Inc	(#)	2500 Grand Ave, Billings, MT 59102	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/6/2029	$20.3	$20.3	21.3	0.01%
Wolf Pack, LLC	(#)	939 South 25th East, Ste. 115, Ammon, ID 83406	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	3/6/2030	$224.5	$224.5	206.3	0.06%
Ohanyan LLC dba Nestle Toll House Caf'e By Chip	(#)	14006 Riverside Dr. #9270, Sherman Oaks, CA 91423	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/6/2029	$33.3	$33.3	31.3	0.01%
Clearwater Engineering Inc	(#)	301 N River St., Derby, KS 67037	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/5/2029	$590.0	$590.0	548.6	0.17%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Used Tire Express 1, Corp	(#)	437 N. Battlefield, Chesapeake, VA 23320	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/5/2029	$86.3	$86.3	78.8	0.02%
Standard Capital Corp	(#)	2377 Wessington Drive, Virginia Beach, VA 23456	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	12/5/2029	$12.5	$12.5	12.8	—%
Hook Line and Schooner Vinings LLC	(#)	400 West Village Way #3009, Smyrna, GA 30008	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/4/2029	$22.5	$22.5	21.1	0.01%
Soto Injury Law Firm, PA and My Attorney Inc	(#)	2050 Capital Circle NE Ste B, Tallahassee, FL 32308	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/3/2029	$62.5	$62.5	55.2	0.02%
Mega Sales Detergent Distributor, LLC	(#,^)	1 Ackerman Ave, Clifton, NJ 07011	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/29/2029	$50.0	$50.0	44.1	0.01%
Loading Arms Plus Inc	(#)	5401 Mitchelldale St., Ste B4, Houston, TX 77092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2029	$79.3	$79.3	70.9	0.02%
Behind the Scenes Chicago, LLC dba Paramount Events	(#)	1750 W Lake St., Chicago, IL 60612	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2029	$464.6	$464.6	427.2	0.13%
Keith E Burks dba 3B's Chalk It Up	(#)	22540 Foothill Boulevard, Hayward, CA 94541	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/27/2029	$13.5	$13.5	13.2	—%
American Bio Source, LLC dba Dieselgreen Fuels	(#)	2522 N Hwy 287, Decatur, TX 76234	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	11/27/2029	$57.3	$57.3	60.2	0.02%
Codorado, Inc. dba Dentalmart	(#,^)	10 Glorieta Rd, Sante Fe, NM 87508	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/27/2029	$10.5	$10.5	9.3	—%
Alice's Tea Cup, ATC !! LLC and ATC 111, LLC	(#)	102 W 73rd St., New York, NY 10023	Food Manufacturing	Term Loan	Prime plus 2.75%	11/27/2029	$272.5	$272.5	243.4	0.08%
Roots'n Shoots, LLC	(#)	86 Boston Rd, Chelmsford, MA 01824	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/27/2029	$10.7	$10.7	9.4	—%
Haversack Holdings LLC	(#)	101 S Tryon St., Charlotte, NC 28280	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2029	$125.0	$125.0	110.2	0.03%
Kanti Group Inc, Marina 84 Sport Bar & Grill LLC and Pub 52 Sports	(#)	2440 Wesr State Rd 84, Fort Lauderdale, FL 33312	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2029	$150.0	$150.0	133.8	0.04%
ADPM Inc.	(#,^)	77 Main St, Amesbury, MA 01913	Real Estate	Term Loan	Prime plus 2.75%	11/26/2029	$47.5	$47.5	41.9	0.01%
Ultra Flow Dispense, LLC	(#)	820 Prospect Hill Rd, Windsor, CT 06095	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/26/2029	$102.5	$102.5	91.0	0.03%
Ford Custom Renovation LLC	(#,^)	405 Broadway St., Muncy, PA 17756	Construction of Buildings	Term Loan	Prime plus 2.75%	11/26/2029	$8.3	$8.3	7.3	—%
Fullmer's Landscaping, Inc.	(#)	9547 W Third St., Dayton, OH 45417	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/26/2029	$195.3	$195.3	178.2	0.06%
B.S Carrier LLC and United Truck & Trailer Repair LLC	(#)	3716 Garman Rd, Salem, VA 24153	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2029	$236.3	$236.3	232.2	0.07%
Hurricane Group, Inc.dba Crate Club Group	(#)	101 San Patricio Ave, Ste 860, Guaynabo, PR 00968	Other Information Services	Term Loan	Prime plus 2.75%	11/25/2029	$50.0	$50.0	44.1	0.01%
S&C Cookies, Inc	(#,^)	1969 Jericho Turnpike, East Northport, NY 11731	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/22/2029	$56.3	$56.3	49.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Peanut Butter & Co Inc	(#,^)	119 West 57th St., Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/22/2029	$187.5	$187.5	165.3	0.05%
Place Vendome Holding Co. Inc.dba R&F Marketing	(#)	308 Glenwood Rd, Swainsboro, GA 30401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/22/2044	$434.7	$434.7	433.0	0.13%
Place Vendome Holding Co Inc.dba R&F Marketing	(#)	610 East Main St., Swainsboro, GA 30401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/22/2029	$236.2	$236.2	225.5	0.07%
A&N Design Studios Inc dba Door3 Business Application	(#)	22 Cortlandt St., New York, NY 10007	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2029	$122.5	$122.5	113.1	0.04%
Cum Laude Enterprises, LLC	(#)	15218 Penn Hills Lane, Houston, TX 77062	Nonstore Retailers	Term Loan	Prime plus 2.75%	11/22/2029	$19.2	$19.2	18.4	0.01%
Best Choice Meats, Inc,	(#,^)	12646 S Springfield Ave, Alsip, IL 60803	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/22/2044	$1,344.7	$1,344.7	1,458.1	0.45%
ZUMI LLC dba Allstate Insurance	(#,^)	1537 W 79th St, Chicago, IL 60620	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/22/2029	$12.0	$12.0	12.3	—%
Weeping Willow Kennel Inc	(#,^)	6041 Hammond School Rd, Salisbury, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2029	$4.5	$4.5	4.7	—%
Coral Springs Family Wellness LLC	(#)	2902 North University Drive, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2030	$59.1	$59.1	52.9	0.02%
Semplice Cafe LLC	(#,^)	209 N Main St., Breckenridge, CO 80424	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2029	$18.0	$18.0	16.2	0.01%
The Rollin' Trapp LLC	(#,^)	1731 Prevatt Rd, Dothan, AL 36301	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2029	$8.0	$8.0	7.5	—%
Pen's Electric Company	(#)	504 Fairfax Ave, Nashville, TN 37212	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	11/21/2029	$12.5	$12.5	12.8	—%
Cobb Roofing LLC	(#,^)	8101 NW 10th St, Oklahoma City, OK 73127	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2029	$53.7	$53.7	47.3	0.01%
Cable Management LLC	(#,^)	290 Pratt St., Meriden, CT 06450	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/20/2029	$137.5	$137.5	127.2	0.04%
AMH Construction, Inc.	(#,^)	30 South Ivey Lane, Orlando, FL 32811	Construction of Buildings	Term Loan	Prime plus 2.75%	11/20/2029	$75.0	$75.0	73.9	0.02%
AMH Construction, Inc.	(#,^)	30 South Ivey Lane, Orlando, FL 32811	Construction of Buildings	Term Loan	Prime plus 2.75%	11/20/2044	$275.0	$275.0	299.6	0.09%
AD Learning Group, LLC dba The Learning Experience & AD Learning NH LL	(#,^)	181 Shunpike Rd, Cromwell, CT 06416	Social Assistance	Term Loan	Prime plus 2.75%	11/18/2029	$137.5	$137.5	121.2	0.04%
Ryan & Selena LLC dba Head of the Class Learning Center	(#,^)	1836 Kathleen Rd, Lakeland, FL 33805	Social Assistance	Term Loan	Prime plus 2.75%	11/18/2044	$445.5	$445.5	477.1	0.15%
SSH Princeton LLC dba Stumpy's Hatchet House of Princeton	(#)	745 Alexander Rd, Ste 1-3, Princeton, NJ 08540	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/15/2030	$91.0	$91.0	80.4	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
MToxins Venom Lab LLC	(#,^)	717 Oregon St., Oshkosh, WI 54902	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/15/2044	$101.3	$101.3	106.3	0.03%
Champions Of Diversity Media Inc dba Champions of Diversity: Politics	(#,^)	5100 Transamerica Drive, Columbus, OH 43228	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/15/2044	$72.5	$72.5	79.4	0.02%
Lindsley Excavating LLC	(#,^)	92 Town Line Rd, Fulton, NY 13069	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/15/2029	$192.5	$192.5	186.3	0.06%
The Pinnacle Development Group Inc dba The Goddard School	(#)	105 Springside Drive, Akron, OH 44333	Social Assistance	Term Loan	Prime plus 6.5%	11/14/2029	$12.5	$12.5	12.8	—%
Rockin Robin Music Lessons LLC	(#,^)	9029 Hwy 6 Ste 160, Missouri City, TX 77459	Educational Services	Term Loan	Prime plus 2.75%	11/14/2029	$9.3	$9.3	8.2	—%
Bucklin Sumner & Associates LLC dba Bucklin Sumner & Associates LLC	(#)	650 NE Holladay St. Ste 1600, Portland, OR 97232	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 6.5%	11/14/2029	$12.5	$12.5	12.8	—%
Winning Sales Plan Inc	(#,^)	17811 Fairhaven Gateway, Cypress, TX 77433	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/14/2029	$50.0	$50.0	52.5	0.02%
Sean McNamara	(#)	5639 Wood Lane, Allentown, PA 18106	Nonstore Retailers	Term Loan	Prime plus 6.5%	11/14/2029	$12.5	$12.5	12.8	—%
Ninth Avenue, LLC	(#)	5000 W Empire Place, Rm 916, Sioux Falls, SD 57106	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/14/2030	$62.5	$62.5	56.6	0.02%
Adrienne's Gourmet Foods, Imagine Baking, Inc	(#,^)	1034 Hancock St., Sandusky, OH 44870	Food Manufacturing	Term Loan	Prime plus 2.75%	11/12/2029	$529.4	$529.4	523.1	0.16%
Two Roses Salon 1, Inc.dba National Fluid Power Institute and NFPI	(#,^)	908 S Jefferson St., Amarillo, TX 79101	Educational Services	Term Loan	Prime plus 2.75%	11/12/2029	$395.0	$395.0	371.1	0.12%
Ameen Enterprises, LLC dba Bargain Town	(#,^)	1111 E Washington St., Stephenville, TX 76401	Gasoline Stations	Term Loan	Prime plus 2.75%	11/12/2029	$125.0	$125.0	127.5	0.04%
Adrienne's Gourmet Foods, Imagine Baking Inc	(#,^)	1034 Hancock St., Sandusky, OH 44870	Food Manufacturing	Term Loan	Prime plus 2.75%	11/12/2044	$406.2	$406.2	456.7	0.14%
Potomac Nail Spa Corporation	(#,^)	14901 Potomac Town Place, Woodbridge, VA 22191	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/12/2029	$52.1	$52.1	46.2	0.01%
Steven French dba French Woodworking	(#,^)	1101 Horizon Drive Ste 101, Fairfield, CA 94533	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/12/2044	$62.5	$62.5	70.3	0.02%
SSD Designs LLC	(#,^)	486 Vance St, Forest City, NC 28043	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	1/12/2030	$350.0	$350.0	330.8	0.10%
NJ Floats, Inc	(#)	327 Rte 202/206, Bedminster Township, NJ 07921	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	5/12/2045	$26.3	$26.3	29.5	0.01%
James Richard Farkas Jr. dba Lil Black Bear Inn	(#,^)	8072 State Rd 46 E, Nashville, TN 47448	Accommodation	Term Loan	Prime plus 2.75%	11/12/2044	$109.3	$109.3	115.5	0.04%
HH Wireless Connect LLC	(#,^)	48267 Deer Trail Drive, Canton, MI 48187	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	11/12/2029	$8.3	$8.3	7.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Integrated Vascular Services LLC	(#,^)	1452 Franklin Ave, Salem, OR 44460	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/8/2029	$80.0	$80.0	71.0	0.02%
Airbar Inc	(#,^)	5 N Station Plaza, Great Neck, NY 11021	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/8/2029	$21.6	$21.6	19.1	0.01%
East River Plumbing, LLC	(#,^)	997 E Loop, Priest River, ID 83856	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/8/2044	$50.0	$50.0	54.4	0.02%
Link Rec of Minong, Inc	(#,^)	304 Business Hwy 53, Minong, WI 54859	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/7/2044	$393.8	$393.8	431.5	0.13%
WE MAKE DIFFERENCES, LLC	(#,^)	1380 Main St., Waltham, MA 02451	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/7/2029	$6.3	$6.3	6.3	—%
Link Rec of Minong, Inc	(#,^)	304 Business Hwy 53, Minong, WI 54859	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/7/2029	$856.3	$856.3	764.8	0.24%
Dear Valley Sports Shop LLC	(#)	507 Bamboo Rd, Boone, NC 28607	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 6.5%	11/7/2029	$12.5	$12.5	12.8	—%
Lake Pontchartrain Properties, LLC	(#,^)	6001-6201 France Rd, New Orleans, LA 70126	Accommodation	Term Loan	Prime plus 2.75%	11/7/2044	$1,150.0	$1,150.0	1,292.8	0.40%
21 Air, LLC, 21 Cargo Inc, JW Aviation LLC, Freighter 27044 LLC	(#,^)	3650 NW 82 Ave, Doral, FL 33166	Air Transportation	Term Loan	Prime plus 2.75%	11/6/2029	$1,025.0	$1,025.0	903.8	0.28%
C&P Trading and Sales Inc	(#,^)	950 Peninsula Corporate Cir, Boca Raton, FL 33487	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/31/2029	$249.1	$249.1	219.8	0.07%
Sunburst Trout Farm, LLC	(#,^)	314 Industrial Park Drive, Waynesville, NC 28786	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	10/31/2044	$232.4	$232.4	257.9	0.08%
11900 Marshfield Station Inc	(#,^)	11900 S Marshfield Ave, Calumet Park, IL 60827	Gasoline Stations	Term Loan	Prime plus 2.75%	10/31/2044	$1,250.0	$1,250.0	1,370.0	0.43%
D & H Construction Services, Inc.	(#,^)	711 Hospital St., Richmond, VA 23219	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2029	$139.2	$139.2	127.5	0.04%
Automotive Solutions, LLC	(#,^)	1910 W. Dupont Rd, Fort Wayne, IN 46818	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2044	$297.2	$297.2	322.0	0.10%
Sunburst Trout Farm, LLC	(#,^)	314 Industrial Park Dr, Waynesville, NC 28786	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	10/31/2029	$67.1	$67.1	70.5	0.02%
Automotive Standard, LLC	(#,^)	4028 Coldwater Rd, Fort Wayne, IN 46805	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2044	$137.3	$137.3	149.9	0.05%
Mariscos El Oceano, Inc.	(#,^)	5960 S Archer Ave, Chicago, IL 60638	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2044	$124.9	$124.9	137.9	0.04%
Maine Service Corp	(#,^)	59-24 22nd St., Maspeth, NY 11378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/31/2029	$124.3	$124.3	130.6	0.04%
Guru Kirpa, Inc	(#,^)	3006 New Castle Ave, New Castle, DE 19720	Gasoline Stations	Term Loan	Prime plus 2.75%	10/31/2044	$195.3	$195.3	206.0	0.06%
MJ Group, Inc	(#,^)	26691 Loma Verde, Mission Viejo, CA 92691	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2029	$21.2	$21.2	18.8	0.01%
Dub Industries LLC	(#,^)	4112 Veiled Falls Drive, Pflugerville, TX 78660	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/31/2029	$70.6	$70.6	68.0	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Fave Realty, Inc.	(#,^)	217-84 Hempstead Ave, Jamaica, NY 11429	Real Estate	Term Loan	Prime plus 2.75%	10/31/2044	$116.9	$116.9	131.4	0.04%
Kerzner Contracting Corp	(#,^)	1620 Ocean Ave, Bohemia, NY 11716	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2029	$111.9	$111.9	98.7	0.03%
Jessie's Radiator and Automotive	(#,^)	1777 N Ventura Ave, Ventura, CA 93001	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2029	$15.7	$15.7	15.0	—%
The Committed Pig LLC	(#,^)	28 West Park Place, Morristown, NJ 07090	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2029	$277.2	$277.2	291.3	0.09%
L& F Gullo Service Corp	(#,^)	520 Main St, Westbury, NY 11590	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/31/2029	$174.0	$174.0	153.4	0.05%
ABC Sandblasting, LLC	(#,^)	14029 56th St. NW, Williston, ND 58801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2029	$243.6	$243.6	219.8	0.07%
Paul Wintner dba P & R Props	(#,^)	23901 Calabasas Rd, Calabasas, CA 91302	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/30/2029	$55.9	$55.9	49.3	0.02%
Blue Agave & Brothers, LLC dba Blue Apachie Mexican Restaurant and Blu	(#,^)	905 Savoy Rd, Youngsville, LA 70592	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/30/2029	$87.0	$87.0	77.8	0.02%
BGB Leasing Inc and BGB Leasing Co.	(#,^)	50 Industrial Park Rd, Princeton, KY 42445	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2029	$1,153.6	$1,153.6	1,082.5	0.34%
BGB Leasing Co.	(#,^)	50 Industrial Park Rd, Princeton, KY 42445	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2044	$89.9	$89.9	101.1	0.03%
Plastic Depot, Inc	(#,^)	363 East Alondra Blvd, Gardena, CA 90248	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/30/2029	$157.4	$157.4	138.9	0.04%
Lightning Strike Distributing, LLC dba Jedidiah's Jerky & Gournet Snac	(#,^)	9912 Arizona Dr, Mohave Valley, AZ 86440	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/30/2029	$64.6	$64.6	57.9	0.02%
OWL Inc,	(#,^)	5300 S Orange Blossom Trail, Orlando, FL 32839	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	10/28/2029	$211.3	$211.3	186.3	0.06%
Marnon Vending LLC dba Naturals 2 Go San Antonio	(#,^)	6713 Biscay Hbr, San Antonio, TX 78249	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/28/2029	$7.9	$7.9	7.5	—%
Corple Enterprises, Inc	(#,^)	17887 US-380, Ponder, TX 76259	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/28/2029	$155.9	$155.9	156.5	0.05%
Proximo Consulting Services Inc	(#,^)	2500 Plaza 5, Jersey City, NJ 07311	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/28/2029	$74.6	$74.6	65.8	0.02%
Perisseia Physicians LLC	(#,^)	1644 Lebanon Rd, Lawrenceville, GA 30043	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/28/2044	$399.4	$399.4	419.2	0.13%
Diamond Solutions LLC	(#,^)	8321 E Gelding Drive, Scottsdale, AZ 85260	Machinery Manufacturing	Term Loan	Prime plus 2.75%	10/25/2029	$12.7	$12.7	11.2	—%
Four Ace Electrical Services Corporation	(#,^)	3723 Far Niente Way, Sacramento, CA 95834	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/25/2029	$11.9	$11.9	10.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Landmark Ventures USA, Inc	(#,^)	475 Park Ave S, 25th Fl, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	10/25/2029	$104.4	$104.4	92.1	0.03%
iLoka Inc. dba NewCloud Networks	(#,^)	160 Inverness Drive W Ste 150, Englewood, CO 80112	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	10/25/2029	$99.4	$99.4	104.5	0.03%
Exclusive Physicians PLLC dba EPIC Primary Care,PLLC	(#,^)	18463 Livernois Ave, Detroit, MI 48221	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/25/2029	$124.3	$124.3	110.5	0.03%
IV Purpose Inc	(#)	1489 Fulton St., Brooklyn, NY 11216	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/25/2029	$26.1	$26.1	24.3	0.01%
Jbang LLC, WM Bang LLC, Bang Investments LLC	(#)	125 Westchester Ave, White Plains, NY 10601	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2029	$20.0	$20.0	21.0	0.01%
Sultan's Palace L.L.C.	(#,^)	8125 West Sahara Ave, Ste 300, Las Vegas, NV 89117	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2029	$21.0	$21.0	19.3	0.01%
Fimac Inc dba American Educational Services	(#,^)	26300 La Alameda Ste 200, Mission Viejo, CA 92691	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/23/2029	$22.4	$22.4	19.9	0.01%
Pyle Garage Doors OKC, INC dba Precision Door Service OKC	(#,^)	8860 S Sunnylane Rd, Oklahoma City, OK 73135	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/22/2029	$14.7	$14.7	13.0	—%
James Clark and Company, Inc.	(#)	8885 Haven Ave, Ste 120, Rancho Cucamonga, CA 91730	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	10/22/2029	$12.4	$12.4	12.7	—%
Todd's Car Wash, LLC	(#,^)	5505 Johnston St., Lafayette, LA 70506	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2044	$343.4	$343.4	386.0	0.12%
UNIQUE PAVER INSTALLATIONS, INC.	(#,^)	4930 Mars Hill Rd, Bogart, GA 30622	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/17/2029	$22.5	$22.5	20.7	0.01%
Owens Family and Cosmetic Dentistry PLLC	(#,^)	403 E College St., Pulaski, TN 38478	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/17/2029	$270.8	$270.8	246.8	0.08%
Roughcut LLC	(#,^)	41540 National Rd, Belmont, OH 43718	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/17/2029	$468.6	$468.6	492.4	0.15%
Pine Mountain Residential LLC	(#)	10240 Cosmopolitan Circle, Parker, CO 80134	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	10/16/2029	$12.4	$12.4	12.7	—%
Powerlift Dumbwaiters, Inc	(#)	2444 Georgia Slide Rd, Georgetown, CA 95634	Machinery Manufacturing	Term Loan	Prime plus 6.5%	10/16/2029	$12.5	$12.5	12.7	—%
Naroh Manufacturing, LLC	(#,^)	185 Gus Hipp Blvd, Rockledge, FL 32955	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/15/2029	$18.6	$18.6	17.3	0.01%
Chavero's Auto Mart, LLC	(#)	1364 E Palma Vista Drive, Palmview, TX 78572	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 6.5%	10/11/2029	$12.5	$12.5	12.8	—%
The Cow Harbor Beer Company LLC dba Sand City Brewing Co.	(#)	19 Scudder Ave, Northport, NY 11768	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	7/11/2030	$91.0	$91.0	90.8	0.03%
Glenda D Brewer dba Bargain Store	(#)	107 Tabernacle Church Rd, Candor, NC 27229	General Merchandise Stores	Term Loan	Prime plus 6.5%	10/11/2029	$12.4	$12.4	12.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
S&D Beauty Spa Inc dba Elite Nails, dba Bella's Nails &dba Onyx Nail b	(#,^)	5604 Slide Rd, Lubbock, TX 79414	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/11/2029	$155.4	$155.4	139.1	0.04%
Q2 Ventures, LLC	(#,^)	2805 W Arimo Rd, Arimo, ID 83214	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/8/2029	$176.5	$176.5	177.5	0.06%
Paketo LLC dba West Loop UPS Store	(#,^)	623 W Lake St., Chicago, IL 60661	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/4/2029	$16.4	$16.4	14.7	—%
Joseph P Fusco DDS PC	(#,^)	77 N Centre Ave, Rockville Centre, NY 11570	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2029	$65.5	$65.5	57.9	0.02%
International Protection Group, LLC	(#,^)	481 8th Ave Ste 1130, New York, NY 10001	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/30/2029	$81.6	$81.6	80.6	0.02%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St., Gainesville, FL 32605	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2044	$179.6	$179.6	194.6	0.06%
AV Strategy, Inc	(#,^)	9402 American Eagle Way, Orlando, FL 32837	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/30/2029	$257.1	$257.1	241.9	0.08%
In Power Motors, LLC, In-Power Motors II LLC, In-Power Motors III LLC	(#,^)	2301 W. Buckeye Rd, Phoenix, AZ 85009	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2044	$623.5	$623.5	656.8	0.20%
MVE, Inc dba Mid-Valley Engineering	(#,^)	1117 L St., Modesto, CA 95354	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/30/2029	$1,226.1	$1,226.1	1,114.6	0.35%
SPIRE Manufacturing Solutions LLC	(#,^)	1440 Newport Rd, Colorado Springs, CO 80916	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2044	$1,014.1	$1,014.1	1,140.1	0.35%
Meldi Maa, Inc dba The River Complex	(#,^)	74 S Main St., Woonsocket, RI 02895	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2044	$422.8	$422.8	463.2	0.14%
50 Taps, LLC dba Colorado Taproom & Grill	(#,^)	19539 Hess Rd, Ste 101, Parker, CO 80134	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	$76.6	$76.6	68.4	0.02%
Crown Waste Corp	(#,^)	1 Plainview Rd, Bethpage, NY 11714	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	9/30/2029	$49.4	$49.4	46.1	0.01%
Bev's Sweets LLC	(#,^)	3778 Hwy 254, Cleveland, GA 30528	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/30/2044	$213.3	$213.3	232.8	0.07%
DG Business Solutions, Inc	(#,^)	11008 Rene St., Lenexa, KS 66215	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/30/2029	$222.5	$222.5	197.7	0.06%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St., Gainsville, FL 32605	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2029	$186.8	$186.8	165.3	0.05%
Atlantic Pacific Hospitality Solutions Inc dba North Beach Bistro	(#,^)	725 Atlantic Blvd, Atlantic Beach, FL 32233	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	$9.3	$9.3	8.2	—%
Heart and Vascular Associates of Tampa, LLC	(#,^)	17 David Boulevard, Tampa, FL 33606	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2044	$775.0	$775.0	803.1	0.25%
Universe Appliance Repairs Inc.	(#,^)	3790 Merrick Rd, Seaford, NY 11783	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	$586.1	$586.1	604.1	0.19%
Aztec Machine & Repair Inc, Cranrd & Material	(#,^)	1715 N 1st St, Bloomfield, NM 87413	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	$710.8	$710.8	744.4	0.23%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Wagner & Sons Inc	(#,^)	22365 Alydar Drive, Lexington Park, MO 20653	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/27/2029	$18.5	$18.5	16.4	0.01%
Zima Dining Inc. dba Country Kitchen	(#,^)	1497 N Mt. Vernon Ave, Colton, CA 92324	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2029	$62.3	$62.3	65.4	0.02%
Double H Services, LLC, C&T Oil Field Services, LLC and Brian S. Holma	(#,^)	3721 North 162nd St., Garber, OK 73701	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2029	$1,013.5	$1,013.5	953.1	0.30%
Cherry and Candlewood Inc dba Aamco	(#,^)	3029 South St., Long beach, CA 90805	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	$432.2	$432.2	485.9	0.15%
Universe Appliance Repairs Inc.	(#,^)	3790 Merrick Rd, Seaford, NY 11783	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2029	$655.1	$655.1	607.0	0.19%
Titan Laser Screed Concrete Services, LLC	(#,^)	8908 Wildlife Lane, Sanford, FL 32771	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2029	$49.4	$49.4	44.8	0.01%
Total Pallet Consolidation LLC	(#,^)	2800 Swanee Ave, Buford, GA 30618	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/27/2029	$18.5	$18.5	16.5	0.01%
Stiegelbauer Associates Inc.	(#,^)	63 Flushing Ave Unit 342, Brooklyn, NY 11205	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2029	$198.1	$198.1	175.0	0.05%
Zmetra Clearspan Structures LLC	(#,^)	2 Old Worcester Rd, Webster, MA 01571	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/27/2044	$436.9	$436.9	491.1	0.15%
Hoagie Barmichaels Inc	(#,^)	1101 River Rd, New Windsor, NY 12553	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2044	$112.7	$112.7	115.7	0.04%
Santa Fe Flooring LLC	(#,^)	3711 Paseo Del Norte NE, Albuquerque, NM 87113	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/26/2029	$493.2	$493.2	450.1	0.14%
MeShare Inc.	(#,^)	1401 Interstate Drive, Champaign, IL 61822	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	9/26/2029	$1,236.0	$1,236.0	1,157.7	0.36%
Adam's Construction & General Contracting LLC	(#,^)	7808 N Custer Rd, Freesoil, MI 49411	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2029	$68.2	$68.2	62.4	0.02%
Anderson's Outdoor Adventures, LLC	(#,^)	4060 SW County Rd 232, Bell, FL 32619	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2029	$22.2	$22.2	22.5	0.01%
Byler, Wolfe, Lutsch and Kampfer CPAs, Inc	(#,^)	360 East State St., Salem, OH 44460	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2044	$53.4	$53.4	54.1	0.02%
luv 2 Play Nor Cal, LLC	(#,^)	82 Clarksville Rd, Folsom, CA 95682	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2029	$111.7	$111.7	100.3	0.03%
Quality Machine of Iowa, Inc	(#,^)	1040 4th Ave, Audubon, IA 50025	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/25/2029	$67.1	$67.1	70.4	0.02%
Flamingo Bowl, Inc	(#,^)	3301 N 23rd St., McAllen, TX 78501	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/24/2029	$201.5	$201.5	190.6	0.06%
Unified Utility Services LLC	(#,^)	206 Frankie Lane, Ladson, SC 29456	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/20/2044	$157.6	$157.6	177.0	0.05%
Standard Real Estate Services LLC	(#)	500 W Silver Spring Dr. #K 200, Glendale, WI 53217	Real Estate	Term Loan	Prime plus 6.5%	9/19/2029	$12.4	$12.4	12.6	—%
Host Marketing, LLC	(#)	206 Bell Lane Ste B, West Monroe, LA 71291	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/18/2029	$12.4	$12.4	12.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Payne's Enviromental Service, LLC dba Bamaco	(#,^)	5617 Causeway Boulevard, Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/18/2044	$521.0	$521.0	545.4	0.17%
Vancole Investments, Inc. dba Smoothie King #913 &;Dream Developmenf G	(#,^)	876 Virginia Ave, Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2029	$11.9	$11.9	10.5	—%
Win Health Institute	(#,^)	711 E Valley Rd, Basalt, CO 81621	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/17/2029	$7.4	$7.4	6.8	—%
Natalie Hart LLC dba Lady of Luxury &dba Country Sugar Events, dba Que	(#)	1702 Fawn Gate St, San Antonio, TX 78248	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/18/2029	$33.4	$33.4	33.7	0.01%
Game Station, Inc.	(#,^)	2917 1st Ave SE, Cedar Rapids, IA 52402	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/16/2029	$20.0	$20.0	18.9	0.01%
Bay Bowl Inc dba Shasta Lanes	(#,^)	11093 Black Marble Way, Redding, CA 96003	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2044	$536.2	$536.2	602.3	0.19%
Oak Park Social LLC	(#)	14691 W 11 Mile Rd, Oak Park, MI 48237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2045	$96.9	$96.9	105.5	0.03%
The Steel Method LLC dba Sneeze It	(#,^)	250 Passaic Ave Ste 200, Fairfield, NJ 07004	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2029	$166.9	$166.9	147.4	0.05%
New Flow Plumbing and Rooter Inc.	(#,^)	6718 Katherin Ave, Van Nuys, CA 91405	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/12/2029	$49.4	$49.4	43.9	0.01%
ACSS CPA, LLC	(#,^)	1016 S Texas Blvd, Weslaco, TX 78599	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2044	$39.9	$39.9	42.6	0.01%
Miami Squeeze Inc dba Miami Squeeze, LLC	(#,^)	18315 W Dixie Hwy, North Miami Beach, FL 33160	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/11/2029	$114.2	$114.2	106.2	0.03%
Covert Recordings LLC	(#,^)	31-65 138th St., Apt 3K, Flushing, NY 11354	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/11/2029	$11.8	$11.8	12.0	—%
Family Insight, P.C.	(#,^)	3433 Brambleton Ave, Ste 104A, Roanoke, VA 24018	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2029	$245.4	$245.4	247.6	0.08%
Prime Precision Machining, LLC	(#,^)	845 Mandoline Ave, Madison Heights, MI 48071	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/11/2029	$206.9	$206.9	190.5	0.06%
Prime Precision Machining, LLC	(#,^)	845 Mandoline Ave, Madison Heights, MI 48071	Real Estate	Term Loan	Prime plus 2.75%	9/11/2044	$267.9	$267.9	284.9	0.09%
Softcare247, LLC	(#)	4191 Naco Perrin Blvd, San Antonio, TX 78217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/11/2029	$12.4	$12.4	12.6	—%
Body on Cue Health and Fitness LLC	(#,^)	129 A Orpha Drive, Middlebury, IN 46840	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/6/2029	$44.5	$44.5	39.8	0.01%
Eco Electric LLC	(#,^)	5380 Cameron St, Las Vegas, NV 89118	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/5/2029	$65.8	$65.8	57.9	0.02%
SVT Masonry Limited Liability Company	(#,^)	1208 Houghton Lane, Bennington, VT 05201	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/5/2029	$75.4	$75.4	74.4	0.02%
Smokin AZ, LLC dba Dickey's Barbecue Pit AZ	(#,^)	1914 S Power Rd, Ste 101, Mesa, AZ 85206	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/5/2029	$65.5	$65.5	58.6	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Philly Games Inc.dba Queen & Rock Game Cafe	(#,^)	607-609 S 2nd St., Philadelphia, PA 19147	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/5/2029	$61.8	$61.8	54.7	0.02%
Thawk LLC	(#,^)	1110 Willow Glen Drive, Yuba City, CA 95991	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2029	$8.1	$8.1	7.2	—%
No Push Backs, LLC	(#)	2223 Dungan Ave, Bensalem, PA 19020	Personal and Laundry Services	Term Loan	Prime plus 6.5%	8/30/2029	$12.2	$12.2	12.4	—%
Dog House Sportfishing Charters Inc	(#)	83413 Overseas Hwy, Islamorada, FL 33036	Scenic and Sightseeing Transportation	Term Loan	Prime plus 6.5%	8/30/2029	$12.3	$12.3	12.5	—%
3C Consumer Network & Designs LLC	(#,^)	7676 Hillmont St., Ste 109, Houston, TX 77040	Real Estate	Term Loan	Prime plus 2.75%	8/29/2029	$14.7	$14.7	13.5	—%
Camror LTD dba Jersey Mike's	(#,^)	5946 Meijer Drive, Cincinnati, OH 45150	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2030	$87.5	$87.5	91.4	0.03%
Esquire Mini Mart LLC & Morgan Store Building LLC	(#,^)	12595 S Somerton Ave, Yuma, AZ 85365	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2029	$50.4	$50.4	49.0	0.02%
Groton Bowling Center and Entertainment Inc	(#,^)	27 Kings Hwy, Groton, CT 06340	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/29/2044	$942.4	$942.4	1,010.2	0.31%
Crown Heights Bunch O Bagels & More Inc & 361 Bagel Holding LLC	(#,^)	361 Troy Ave, Brooklyn, NY 11213	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2029	$39.3	$39.3	41.3	0.01%
Double Scoop Ice Cream, LLC	(#,^)	2970 Stonecrest Pass, Lithonia, GA 30038	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/29/2044	$96.4	$96.4	102.7	0.03%
The BMF Media Group LLC	(#,^)	50 West 23rd St., 7th fl, New York, NY 10010	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/29/2029	$368.7	$368.7	324.6	0.10%
DB Talak LLC	(#,^)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/28/2029	$86.0	$86.0	90.3	0.03%
HRS2, LLC	(#,^)	5410 Pipers Creek Court, Sugar Land, TX 77479	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/28/2029	$227.6	$227.6	224.5	0.07%
Khari E. J. Myers dba Khari Imagery & 190 Minerva LLC	(#,^)	190 Minerva St., Tonawanda, NY 14150	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2044	$59.8	$59.8	67.2	0.02%
Linsey Schwertdfeger,, Inc.	(#,^)	740 Dennery Rd, San Diego, CA 92154	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/28/2029	$69.7	$69.7	62.4	0.02%
Blue Eagle Transport Inc.,Golden Eagle Tran and Green Eagle Transpor	(#,^)	377 Boston Post Rd, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/28/2029	$444.2	$444.2	407.5	0.13%
The Hometown Welcome Program, Inc & Fredric Anthony Gushwa	(#,^)	107 S Nottawa St, Sturgis, MI 49091	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/27/2029	$96.0	$96.0	90.2	0.03%
Maryland Urgent Care, Inc.	(#,^)	9831 Greenbelt Rd Ste 208 Unit H-2, Lanham, MD 20706	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/27/2044	$46.0	$46.0	49.9	0.02%
ADA Internacional Inc	(#,^)	10891 La Reina Rd, Ste 100, Delray Beach, FL 33446	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/26/2029	$22.1	$22.1	19.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Crystal S. Prado dba Crystal Clear Accounting	(#)	34099 Tuscan Creek Way, Temecula, CA 92592	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/26/2029	$3.2	$3.2	3.2	—%
JLT Foods, LLC	(#,^)	3294 Long Meadow Ct, West Bloomfield Township, MI 48324	Food Manufacturing	Term Loan	Prime plus 2.75%	8/23/2029	$20.6	$20.6	18.2	0.01%
PJT Logistics, Inc.	(#,^)	2-4 Commerce Way, Auburn, NY 13021	Truck Transportation	Term Loan	Prime plus 2.75%	8/23/2029	$49.2	$49.2	51.6	0.02%
Elite Motors LLC	(#,^)	1046-1050 Orange Ave, West Haven, CT 06516	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/23/2029	$86.0	$86.0	90.3	0.03%
SRJ construction Corp	(#,^)	8358 W Oakland Park Blvd. #203E, Sunrise, FL 33351	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/23/2029	$11.1	$11.1	9.9	—%
The Pet Stop, LLC	(#,^)	106 S Washington St., Pleasantville, IA 50225	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/23/2029	$7.4	$7.4	6.7	—%
MS Integrated Psychotherapy & Counseling, LLC	(#,^)	1157 Main St., Clifton, NJ 07011	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/22/2029	$73.0	$73.0	68.8	0.02%
The Roux Southern Kitchen, LLC	(#,^)	252 FM 3162, Sandia, TX 78383	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2029	$17.8	$17.8	18.4	0.01%
MB Nursery LLC dba The Garden Center	(#,^)	15562 HWY-South, Whitehouse, TX 75791	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/21/2029	$91.1	$91.1	94.3	0.03%
Metro R Services Inc. and Metal & Roof Supplies, Inc.	(#,^)	20 Universal Place, Carlstadt, NJ 07072	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/21/2029	$190.5	$190.5	185.1	0.06%
Auto Unique LLC	(#,^)	305 W Main St., Mayo, FL 32066	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/20/2044	$12.3	$12.3	13.8	—%
William Martinez dba Bad Ass Coffee of Hawaii	(#)	14101 Main St., Ste 4101, Hesperia, CA 92345	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/20/2029	$22.5	$22.5	20.2	0.01%
Signature Rooms, Inc.	(#,^)	2066 Route 112, Medford, NY 11763	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/19/2029	$165.9	$165.9	174.1	0.05%
Accent Home Services LLC dba Benjamin Franklin Plumbing of Kansas City	(#,^)	7748 Troost Ave, Kansas City, MO 64131	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/15/2029	$110.6	$110.6	105.9	0.03%
American Healthy Vending, Inc	(#,^)	5951 NW 151 St., Hialeah, FL 33014	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/15/2029	$104.5	$104.5	96.6	0.03%
AJN Innovations LLC dba Burgerim	(#)	6704 Main St., Miami Lakes, FL 33014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/15/2030	$24.6	$24.6	22.7	0.01%
Accelerate Educational Solutions, LLC dba Tutor My Success	(#,^)	135 Clove Branch Rd, Hopewell Jct, NY 12533	Educational Services	Term Loan	Prime plus 2.75%	8/14/2029	$17.0	$17.0	15.0	—%
Ranson Excavating, Inc	(#,^)	8343 Kaula Drive, Fair Oaks, CA 95628	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/13/2029	$14.7	$14.7	13.0	—%
KM Electrical Services, Inc	(#,^)	4348 Waialae Ave Unit 315, Honolulu, HI 96816	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/12/2029	$76.2	$76.2	67.3	0.02%
Love Playing LLC	(#)	2200 Eastridge Loop, San Jose, CA 95122	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2030	$99.6	$99.6	94.6	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Elixir Enterprises, LLC dba Guilford Renee's	(#,^)	637 Boston Post Rd, Guilford, CT 06437	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/8/2029	$19.2	$19.2	17.0	0.01%
Suite Luxury, Inc	(#,^)	1410 Pine Ridge Rd, Ste 13, Naples, FL 34108	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/7/2029	$18.4	$18.4	16.3	0.01%
A & S Services LLC dba Kona Ice of Troy	(#)	3888 Lightner Rd, Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	8/7/2029	$12.3	$12.3	12.5	—%
Accord Law, APC	(#,^)	82555 Grass Flat Lane, Indio, CA 92203	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2029	$7.4	$7.4	6.5	—%
Leader Engineering-Fabrication, Inc.	(#,^)	695 Independence DrIive, Napoleon, OH 43545	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/2/2029	$123.0	$123.0	129.0	0.04%
Billy Auto Inc	(#,^)	632 N Broadway, Amityville, NY 11701	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2044	$323.6	$323.6	334.9	0.10%
East Coast Flight Services, Inc and Aviation Consulting Enterprise, LL	(#,^)	27603 Parkway Rd, Easton, MD 21601	Air Transportation	Term Loan	Prime plus 2.75%	7/31/2029	$562.2	$562.2	516.2	0.16%
Healthcare Holdings of America, LLC, Senior Market Advisors, Inc, CHA	(#,^)	6201 Centennial Blvd, Nashville, TN 37209	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/31/2029	$433.9	$433.9	426.3	0.13%
Living Spring Home Health Inc.	(#,^)	18350 Kedzie Ave Ste 204, Homewood, IL 60430	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/31/2029	$132.2	$132.2	124.4	0.04%
Genecco Produce, Inc. & Leo Genecco & Sons, Inc.	(#,^)	1850 Rochester Rd, Canadaigua, NY 14424	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	7/31/2029	$753.2	$753.2	729.4	0.23%
Joseph Centonze dba Off Kilter Kilts	(#,^)	27720 Ave Scott, Santa Clarita, CA 91355	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	7/31/2029	$8.0	$8.0	7.1	—%
Canyon Lake Kids Academy, LLC	(#,^)	130 Charter Oak Drive, Canyon Lake, TX 78133	Social Assistance	Term Loan	Prime plus 2.75%	7/31/2044	$97.8	$97.8	105.3	0.03%
Quick and Quality Services dba Bella Roma Pasta & Pizza & Farshad Fari	(#,^)	28940 Golden Lantern, Laguna Niguel, CA 92677	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2029	$11.1	$11.1	10.4	—%
Humd, LLC dba La Rosa Chicken and Grill	(#)	3111 N. University Drive, Coral Springs, FL 33065	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/31/2030	$134.3	$134.3	122.5	0.04%
St. Francis Home Health Inc	(#,^)	5246 SW 8th St 103B, Coral Gables, FL 33134	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/31/2029	$73.3	$73.3	64.6	0.02%
La Mount Group LLC	(#,^)	3111 Princeton Rd, Hamilton, OH 45011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2029	249.3	249.3	219.5	0.07%
Gray Rock Quarry, LLC and William E Dailey III	(#,^)	54 West Milton Rd, Milton, VT 05468	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	7/31/2044	448.8	448.8	437.8	0.14%
Jbelis Stop N' Go, LLC dba Planet Smoothie	(#,^)	2565 E 17th St, Ammons, ID 83406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	19.1	19.1	17.0	0.01%
Grad Street LLC	(#)	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Nonstore Retailers	Term Loan	Prime plus 6.5%	7/30/2029	12.3	12.3	12.5	—%
Dant A Sandras, D.D.S. LLC	(#,^)	13373 Hwy 3235, Larose, LA 70373	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/30/2029	210.7	210.7	190.4	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Roman Tint Inc.	(#,^)	1436 Ayala Dr, Unit M, Rialto, CA 92376	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/30/2029	8.1	8.1	7.4	—%
Platt & Associates, LLC dba Flag Staff Apparel, Platt & Associates, LL	(#,^)	288 North Industrial Park Drive, Liberty, MS 39645	Apparel Manufacturing	Term Loan	Prime plus 2.75%	7/30/2044	56.0	56.0	61.8	0.02%
Aeromax Industries, Inc, HITM, Inc and TMCB LLC	(#,^)	9027 Canoga Ave, Canoga Park, CA 91301	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	7/30/2044	785.5	785.5	812.0	0.25%
Hodges Family Entertainment LLC dba Space Cadets Indoor Playground	(#)	611 Greenville Blvd SE, Greenville, NC 27858	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/30/2029	15.2	15.2	14.4	—%
Micheal Birch and Tracy M. Pierce	(#,^)	E 2947 H-44, Traunik, MI 49891	Gasoline Stations	Term Loan	Prime plus 2.75%	7/29/2044	54.4	54.4	59.4	0.02%
Moore Chiropractic Center, P.A.	(#,^)	936 Roosevelt Trail Unit 1 & 2, Windham, ME 04062	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/26/2029	8.9	8.9	9.1	—%
Sou's LLC	(#,^)	739 NE MLK Boulevard, Portland, OR 97221	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/26/2029	5.8	5.8	5.5	—%
Power Associates Inc.	(#,^)	2766 West Good CT, Boise, ID 83702	Real Estate	Term Loan	Prime plus 2.75%	7/26/2029	14.7	14.7	12.9	—%
Dan Dahlin Inc.	(#,^)	16465 MN-65, Ham Lake, MN 55304	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/26/2044	407.1	407.1	457.2	0.14%
Franklin Care Pharmacy Incorporated	(#,^)	520 N Franklintown Rd, Baltimore, MD 21223	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/25/2029	53.0	53.0	55.6	0.02%
A&W ALF, LLC dba A & W Assisted Living Facility	(#,^)	6600 Liberty Rd, Gwynn Oak, MD 21207	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/24/2044	99.6	99.6	109.9	0.03%
Lawrence Adeyemo & Co LLC	(#)	209-34 112 Ave, Queens Village, NY 11429	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	7/19/2029	9.8	9.8	10.0	—%
Hardrock Alpha Enterprises, LLC	(#,^)	5101 Stine Rd, Bakersfield, CA 93313	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/19/2029	15.4	15.4	13.9	—%
700 Services Inc.dba 700 Credit Repair	(#,^)	1201 N Goliad St., Rockwall, TX 75087	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	7/19/2029	7.3	7.3	6.5	—%
Bonfire Hot Yoga LLC	(#,^)	3665 SW Hall Blvd, Beaverton, OR 97005	Educational Services	Term Loan	Prime plus 2.75%	7/18/2029	8.1	8.1	7.3	—%
JDM2 Water Station LLC	(#,^)	125 Chestnut Hill Drive, York, PA 17408	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/18/2029	204.6	204.6	194.5	0.06%
Ameritube, LLC	(#,^)	1000 N Hwy 77, Hillsboro, TX 76645	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	7/18/2029	116.1	116.1	121.8	0.04%
The Bean Coffee Co. LLC	(#)	112 South Main St., Spring Hill, KS 66083	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	7/17/2029	12.3	12.3	12.5	—%
Baton Rouge Cargo Services Inc	(#,^)	6013 McRaven Rd, Jackson, MS 39209	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/17/2044	291.2	291.2	308.2	0.10%
Garage Floor Coating of MN.com,LLC	(#,^)	6701 West 23rd St., St. Louis Park, MN 55426	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/16/2044	993.7	993.7	1,036.1	0.32%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Bouquet Canyon Kennels	(#,^)	29973 Bouquet Canyon Rd, Santa Clarita, CA 91390	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/16/2044	299.9	299.9	308.9	0.10%
Adam Family Bowl Inc	(#,^)	1504 Chestnut St., Mishawaka, IN 46545	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/16/2044	132.4	132.4	142.7	0.04%
Beacon Metal Fabricators, Inc.	(#,^)	5425-D Hamilton Ave, Cleveland, OH 44114	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	7/12/2029	68.4	68.4	65.6	0.02%
VGI Medical LLC	(#,^)	10401 S Belcher Rd, Largo, FL 33771	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	7/12/2044	324.8	324.8	364.8	0.11%
Last Touch, LLC	(#,^)	1612 Jackson St., Spirit Lake, IA 51360	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/11/2044	101.1	101.1	105.8	0.03%
D DeGregoria LLC dba The UPS Store 4235 Massapequa	(#,^)	4940 Merrick Rd, Massapequa Park, NY 11762	Couriers and Messengers	Term Loan	Prime plus 2.75%	7/10/2029	77.5	77.5	69.6	0.02%
Menskha Inc	(#)	88 High St., Mountclair, NJ 07042	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	7/10/2029	12.3	12.3	12.5	—%
Nash-Delphia LLC	(#,^)	2135 Gallatin Pike N, Store 4, Madison, TN 37115	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	7/2/2029	14.5	14.5	12.8	—%
Southern Specialties Transportation LLC	(#,^)	116 Toledo Drive, Lafayette, LA 70506	Truck Transportation	Term Loan	Prime plus 2.75%	6/28/2029	166.5	166.5	163.8	0.05%
Nevada Recycling and Salvage LTD, AMCB LLC	(#,^)	1085 Telegraph St, Reno, NV 89502	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/28/2044	1,245.5	1,245.5	1,278.8	0.40%
Baobab Asset Management LLC	(#,^)	3 Greenwich Office Park Ste 102, Greenwich, CT 06831	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/28/2029	48.7	48.7	42.3	0.01%
Balboa Fashion LLC	(#,^)	1016 S. Towne Ave, Unit 123, Los Angeles, CA 90021	Apparel Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	7.3	7.3	6.3	—%
Crestview Ridge Farms LLC	(#,^)	1172 Co Rd 956, Ashland, OH 44805	Crop Production	Term Loan	Prime plus 2.75%	6/28/2044	536.1	536.1	570.2	0.18%
Specialty Surgery Center, Inc.	(#,^)	5505 Peachtree Dunwoody Rd #640,645, Atlanta, GA 30342	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2029	1,241.9	1,241.9	1,149.5	0.36%
K & K Restaurant LLC	(#,^)	6607 S Central Ave, Phoenix, AZ 85042	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	134.3	134.3	146.6	0.05%
Kim Howard Corp dba NPN Machine Tools	(#,^)	9130 Wayfarer Ln, Houston, TX 77075	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	206.6	206.6	215.5	0.07%
Port Huron Ophthalmology, PLLC dba Black River Optical	(#,^)	1033 River St., Port Huron, MI 48060	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2029	14.6	14.6	12.7	—%
Anderson Companies LLC	(#,^)	3015 S White Horse Pike, Hammonton, NJ 08037	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2044	203.1	203.1	215.2	0.07%
Richmond Street Partners, LLC	(#,^)	200 E Chestnut St, Chicago, IL 60611	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/28/2029	93.0	93.0	81.6	0.03%
Sundown Audio, LLC	(#,^)	514 West 21St St., Newton, NC 28658	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2044	903.8	903.8	933.7	0.29%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
NJ Floats Inc	(#,^)	66 Twin Oaks Rd, Bridgewater, NJ 08807	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2044	175.0	175.0	195.2	0.06%
Upul's Travel Service & Tours Inc	(#,^)	654 Shopping Lane, Covina, CA 91723	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2044	348.1	348.1	345.9	0.11%
Good News Cafe, LLC	(#,^)	694 Main St. S, Woodbury, CT 06798	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	248.6	248.6	256.7	0.08%
H2O Mobile Group, Inc. dba Fantasea Scuba	(#,^)	3781 Tamiami Trail, Port Charlotte, FL 33952	Educational Services	Term Loan	Prime plus 2.75%	6/28/2029	45.9	45.9	40.5	0.01%
Upul's Travel Service & Tours Inc	(#,^)	654 Shoppers Lane, Covina, CA 91723	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2029	267.4	267.4	232.4	0.07%
Big Picture Group LLC	(#,^)	110 S Fairfax Ste 355, Fairfax, CA 90036	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2029	146.1	146.1	127.0	0.04%
5161 LLC	(#,^)	1478 E Mountain Drive, Santa Barbara, CA 93108	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/28/2029	1,154.3	1,154.3	1,090.0	0.34%
Jian Yang and Kanger House LLC	(#,^)	48 Horse Hill Rd, Cedar Knolls, NJ 07927	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/27/2029	116.9	116.9	102.0	0.03%
Advance Transit LLC	(#,^)	574-614 Tonnelle Ave, Jersey City, NJ 07307	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2044	757.5	757.5	814.0	0.25%
BB Services, LLC	(#,^)	580 39 Rd, Palisade, CO 81526	Truck Transportation	Term Loan	Prime plus 2.75%	6/27/2029	110.1	110.1	98.8	0.03%
Ailky Corporation & Wyspen	(#,^)	352 Bedford St., Lakeville, MA 02347	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2029	47.4	47.4	41.2	0.01%
Boucherie US Inc	(#,^)	251 Little Falls Drive, Wilmington, DE 19807	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2029	1,144.7	1,144.7	994.9	0.31%
Pawfection Pet Services LLC	(#,^)	177 W Cottonwood Ln Ste 12, Casa Grande, AZ 85122	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2029	10.2	10.2	8.9	—%
Tim's Truck Capital & Auto Sales, Inc	(#,^)	904 Suncook Valley Hwy, Epsom, NH 03234	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/27/2029	206.6	206.6	215.4	0.07%
Moon Landscaping, Inc, Moon Group, Inc moon Nursery, Inc, Moon Site Ma	(#,^)	145 Moon Rd, Chesapeake City, MD 21915	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	1,220.1	1,220.1	1,185.3	0.37%
Crescent Event Productions, Inc	(#,^)	1327 Wood Branch Drive, Charlotte, NC 28273	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2029	340.3	340.3	305.9	0.09%
S & T Hardware Inc	(#,^)	2300 Nooseneck Hill, Coventry, RI 02816	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2044	200.3	200.3	223.8	0.07%
Shooter's Gun Club, LLC	(#)	2429 Iowa St. Ste B-D, Lawrence, KS 66046	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/27/2030	131.6	131.6	118.7	0.04%
Soft Touch Tissue & Paper LLC	(#)	1491 Hammond, Bangor, MA 04401	Paper Manufacturing	Term Loan	Prime plus 2.75%	12/26/2029	113.3	113.3	118.5	0.04%
Soft Touch Tissue & Paper LLC	(#,^)	1491 Hammond St., Bangor, ME 04401	Paper Manufacturing	Term Loan	Prime plus 2.75%	6/26/2044	233.8	233.8	261.2	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Tekoa Enterpises, Inc	(#,^)	1033 Cannon Bridge Rd, Cordova, SC 29039	Truck Transportation	Term Loan	Prime plus 2.75%	6/26/2029	53.0	53.0	48.7	0.02%
Kaz Ramen, L.L.C.	(#,^)	22413 Barton Rd, Grand Terrace, CA 92313	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	21.9	21.9	19.1	0.01%
Selective Automotive & Accessories Group, Inc	(#,^)	2221 Pelham Parkway, Pelham, AL 35124	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/26/2029	243.2	243.2	225.7	0.07%
Child Care Ventures LLC dba Childcare Adventures ELC	(#,^)	3542 Glendale Ave, Toledo, OH 43614	Social Assistance	Term Loan	Prime plus 2.75%	6/26/2044	146.7	146.7	148.2	0.05%
JFK Transportation Inc	(#,^)	4 Mechanic St., Natick, MA 01760	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/26/2029	105.2	105.2	95.0	0.03%
Lynx Inspection Technologies LLC	(#,^)	8101 Miller Rd 2, Houston, TX 77049	Support Activities for Mining	Term Loan	Prime plus 2.75%	6/26/2044	574.0	574.0	641.2	0.20%
All-City Towing LLC, Jeffrey James Piller	(#,^)	1213 W Mallory Ave, Milwaukee, WI 53221	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/26/2029	393.5	393.5	376.0	0.12%
RWBB Enterprises, LLC	(#,^)	4120 7th Ave, Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2044	75.6	75.6	81.4	0.03%
Perfect Water LLC	(#,^)	183 Russ St., San Francisco, CA 94103	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/26/2029	70.5	70.5	66.1	0.02%
Paradise Towing & Recovery Inc	(#,^)	1115 S Homer Boulevard, Sanford, NC 27330	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2029	103.5	103.5	99.8	0.03%
Vanchoc Transport Inc	(#,^)	137 3rd St, Brooklyn, NY 11231	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/25/2029	42.4	42.4	39.6	0.01%
Spartan Technology Solutions, Inc	(#,^)	125 Venture Blvd, Spartanburg, SC 29306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2044	485.8	485.8	500.2	0.16%
Professional Tire Limited Liability Company	(#,^)	6655 Country Rd 32, Norwich, NY 13815	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	138.7	138.7	145.1	0.05%
Paradise Towing & Recovery Inc	(#,^)	1115 S. Horner Boulevard, Sanford, NC 27330	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	73.1	73.1	81.7	0.03%
567 Logistics, LLC	(#,^)	1924 Ruffin Mill Rd, Colonial Heights, VA 23834	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/25/2029	48.6	48.6	44.0	0.01%
Worldwide Capital Management Inc.	(#,^)	6 Venture Ste 305, Irvine, CA 92618	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2029	141.0	141.0	122.5	0.04%
Krsto, LLC dba Italian Butter Breadsticks	(#,^)	4241 E McNicols Rd, Detroit, MI 48213	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2044	189.7	189.7	202.4	0.06%
Sweets By Karla LLC	(#,^)	3273 South John Young Pkwy, Kissimmee, FL 34746	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2029	12.5	12.5	10.9	—%
Scissor Kids Inc	(#,^)	63 Hebron Ave, Ste F, Glastonbury, CT 06033	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/24/2029	15.8	15.8	13.9	—%
Elite Excavating Services LLC	(#,^)	11 Rolling Ridge Dr Drive, Milton, PA 17847	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/21/2029	18.8	18.8	17.6	0.01%
Peninsula Self Defense LLC	(#,^)	2766 Bay Rd, Redwood City, CA 94063	Educational Services	Term Loan	Prime plus 2.75%	6/21/2029	5.1	5.1	4.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Port Diesel L.L.C.	(#)	3212 Alex Trask Drive, Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	12.3	12.3	12.2	—%
Small Batch Creations Inc. dba The Office Bar & Grill	(#,^)	295 E Washington Ave, Sunnyvale, CA 94086	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2029	58.2	58.2	50.6	0.02%
LuLuBelle's Mountain Banana Bread LLC	(#)	1063 Carousel Rd, Lake Arrowhead, CA 92352	Food Manufacturing	Term Loan	Prime plus 2.75%	4/21/2045	76.9	76.9	85.8	0.03%
William Rose Inc	(#,^)	1 Grace Cove Rd, New Shoreham, RI 02807	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/21/2044	87.0	87.0	82.5	0.03%
Campuscuts LLC	(#)	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	7.3	7.3	7.3	—%
Gribben & Associates, Inc	(#,^)	18201 Von Karman Ste 300, Irvine, CA 92612	Truck Transportation	Term Loan	Prime plus 2.75%	6/21/2029	701.8	701.8	609.9	0.19%
AA Horseplay, LLC	(#)	34565 Ranch Drive, Brownsville, OR 97327	Animal Production and Aquaculture	Term Loan	Prime plus 6.5%	6/20/2029	12.2	12.2	12.1	—%
Central Texas Hygiene, LLC	(#,^)	10201 McKalla Place, Austin, TX 78758	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/20/2029	85.6	85.6	74.4	0.02%
Beck's Pub & Grill LLC	(#,^)	N6630 WI-49, Weyauwega, WI 54983	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2044	69.6	69.6	75.0	0.02%
Bader Furniture Company Inc.	(#,^)	704 N Liberty St., Shamokin, PA 17872	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	6/19/2029	7.3	7.3	7.6	—%
Zion Motors Inc	(#,^)	6949 Wall Triana Hwy, Madison, AL 35757	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/19/2044	60.4	60.4	62.9	0.02%
Providence Management Environmental, LLC, Tindol Energy Group, LLC	(#,^)	6570 W Hwy 67, Cleburne, TX 76033	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2029	263.4	263.4	265.0	0.08%
International Institute for Learning Inc.	(#,^)	110 E 59th St ,31st floor, New York, NY 10022	Educational Services	Term Loan	Prime plus 2.75%	6/19/2029	291.7	291.7	253.5	0.08%
Bonadi Inc. dba Polished Salon	(#)	9858 W Sample Rd, Coral Springs, FL 33065	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/17/2029	12.2	12.2	12.2	—%
American Demolition, Inc	(#,^)	401 N Kuner Rd, Brighton, CO 80601	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2029	182.3	182.3	190.1	0.06%
JLM Consulting LP	(#,^)	3981 E Dunrobin Dr., Springfield, MO 65809	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/17/2029	19.2	19.2	16.7	0.01%
3 Rusty Nails, LLC dba The Gathering Place at 3 Rusty Nails	(#,^)	3830 Doctor M.L.K. Jr Blvd, Anderson, IN 46013	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	6/14/2044	87.0	87.0	94.2	0.03%
Comarco Quality Pork Products Inc, Comarco Pork Products of FL LLC	(#,^)	501 Jackson St, Camden, NJ 08104	Food Manufacturing	Term Loan	Prime plus 2.75%	6/14/2029	301.6	301.6	281.3	0.09%
A & S Services LLC dba Kona Ice of Troy	(#,^)	3888 Lightner Rd, Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2044	44.8	44.8	48.0	0.01%
Kego 2 LLC dba Jon Smith Subs 80025	(#,^)	2001 W. Southlake Blvd Ste 143, Southlake, TX 76092	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/14/2029	104.1	104.1	93.5	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Law Office of Paula Padilla	(#)	2211 E Highland Ave Ste 130, Phoenix, AZ 85016	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/13/2029	4.9	4.9	4.9	—%
Picon Motors LLC dba The New Young's Motors	(#,^)	199-211 Central Ave, Orange, NJ 07080	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2029	218.8	218.8	218.9	0.07%
GT Performance Plus Inc	(#,^)	4210 College St., Beaumont, TX 77707	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/11/2044	98.8	98.8	106.3	0.03%
Ivesters Transportation, Inc	(#,^)	4299 South 2675 West, Roy, UT 84067	Truck Transportation	Term Loan	Prime plus 2.75%	6/11/2029	243.5	243.5	218.7	0.07%
GT Performance Plus Inc	(#,^)	4210 College St., Beaumont, TX 77707	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/11/2029	74.5	74.5	65.7	0.02%
Independent Transport, LLC dba Independent Water	(#,^)	3739 E Ridgeway Rd, Orange, CA 92867	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/10/2029	198.6	198.6	187.4	0.06%
Archer Cleaners Inc	(#)	1514 W 33rd St., Chicago, IL 60608	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	12.2	12.2	12.1	—%
Smith and Son Plumbing, LLC	(#,^)	15922 Eldorado Parkway Ste 500-1579, Frisco, TX 75035	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/10/2029	80.2	80.2	72.8	0.02%
Neely Motorsports, Inc dba Earl's Store #1;Earl's Performance Plumbing	(#,^)	15825-15827 Hawthorne Blve, Lawndale, CA 90260	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2044	240.6	240.6	255.7	0.08%
J&A Elliott Company	(#,^)	1118 Thornberry Dr, Clarksville, TN 37043	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/7/2029	10.2	10.2	10.5	—%
Throop Family Holding Inc dba Klamath Basin Metals and Supply, dba Rog	(#,^)	7130 Crater Lake Hwy, White City, OR 97503	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2029	38.9	38.9	35.8	0.01%
Johnny's Boy LLC	(#,^)	127 East King St., Martinsburg, WV 25401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/7/2044	100.7	100.7	106.2	0.03%
Allison K. Chipak dba Still Photography	(#)	195 Terrace Place, Apt. 2, Brooklyn, NY 11218	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	12.2	12.2	12.1	—%
Skin Beauty Bar Inc	(#,^)	749 8th St., Washington, DC 20003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/6/2029	5.1	5.1	4.4	—%
Pura Water Vending LLC	(#,^)	4427 Mixedwood Drive, Ladson, SC 29456	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/5/2029	66.2	66.2	62.4	0.02%
Preferred Manufacturing Services Inc	(#,^)	4261 Business Drive, Cameron Park, CA 95682	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/5/2029	461.8	461.8	481.6	0.15%
Jamestown Quick Stop LLC	(#,^)	3097 24th Ave, Hudsonville, MI 49426	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/5/2044	69.3	69.3	72.1	0.02%
Oasis Senior Advisors Franchise Systems, LLC	(#,^)	24870 Burnt Pine Drive, Bonita Springs, FL 34134	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)	Term Loan	Prime plus 2.75%	6/4/2029	303.8	303.8	306.5	0.10%
Italian Heritage Tile and Stone Inc	(#,^)	4748 Hopyard Rd, Pleasanton, CA 94588	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/4/2029	85.1	85.1	74.8	0.02%
Evoke Growth Advisory LLC	(#,^)	2600 Brookwood Way Dr. #311, Rolling Meadows, IL 60008	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2029	7.3	7.3	6.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Morey Publishing LLC	(#,^)	6901 Jericho Turnpike, Syosset, NY 11791	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2029	60.4	60.4	52.9	0.02%
G.S.A.T. Restoration Inc. dba Paul Davis Restoration & Remodeling of G	(#,^)	1450 Oakbrook Dr, Norcross, GA 30093	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/31/2029	113.6	113.6	101.3	0.03%
V & M Transportation LLC	(#,^)	1307 27th St. Apt B, North Bergen, NJ 07047	Truck Transportation	Term Loan	Prime plus 2.75%	5/31/2029	12.8	12.8	11.1	—%
Martin Inventory Management, LLC	(#,^)	304 1/2 Main St., Edgefield, SC 29824	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2029	48.3	48.3	49.3	0.02%
Dynamic Dental Corporation	(#,^)	3760 NW 126th Ave, Coral Springs, FL 33065	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2029	60.4	60.4	53.0	0.02%
Inside & Out Maintenance LLC	(#,^)	1698 SW Pancoast St., Port St Lucie, FL 34987	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/30/2029	96.8	96.8	84.7	0.03%
Aspen Welding LLC	(#,^)	28803 US-6, Rifle, CO 81650	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	406.8	406.8	432.0	0.13%
SSD Designs, LLC	(#,^)	486 Vance St., Forest City, NC 28043	Chemical Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	422.2	422.2	465.1	0.14%
AGR, Inc	(#,^)	2-255555 Kaumualii Hwy, Kalaheo, HI 96741	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2044	781.2	781.2	856.3	0.27%
Brooklyn Breakfast Shop LLC	(#,^)	7707 S IH 35 Frontage Rd, Austin, TX 78744	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2029	4.8	4.8	4.5	—%
Canela Media Inc	(#,^)	2715 Palomino Circle, La Jolla, CA 92037	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/29/2029	114.8	114.8	103.9	0.03%
PD Financial LLC	(#,^)	364 Parsippany Rd, Unit 7-B, Parsippany, NJ 07054	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	5/28/2044	48.7	48.7	51.8	0.02%
SV Enterprise LLC dba Haagen-Dazs	(#,^)	1885 Briargate Pkwy #D-413, Colorado Springs, CO 80920	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2029	89.5	89.5	77.9	0.02%
MCM Design LLC	(#)	5926 Vinings Vintage Way, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	9.8	9.8	9.7	—%
Top Notch Roofing, Inc	(#,^)	46 Cherry St., Milton, VT 05468	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/23/2029	118.9	118.9	106.6	0.03%
2820 US HWY 98 N LLC dba Total Package Car Wash	(#)	2820 US Hwy 98 N, Lakeland, FL 33805	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2029	43.0	43.0	44.9	0.01%
Clowers Trucking By Faith LLC	(#)	705 E Brookwood PL, Valdosta, GA 31601	Truck Transportation	Term Loan	Prime plus 6.5%	5/23/2029	12.1	12.1	12.0	—%
McGuckin & Pyle Inc	(#,^)	120 Corporate Ln, New Bern, NC 28562	Machinery Manufacturing	Term Loan	Prime plus 2.75%	5/23/2044	306.3	306.3	325.4	0.10%
ES&A, INC., A LAW CORPORATION	(#,^)	1003 Bishop St., Honolulu, HI 96813	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/22/2029	108.8	108.8	95.4	0.03%
Gratitude Training, LLC	(#,^)	1901 N Federal Hwy #212, Pompano Beach, FL 33062	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/22/2029	72.5	72.5	63.1	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Bloomquist Communications Inc. dba FastSigns 42501	(#,^)	131 East Trinity Place, Decatur, GA 30030	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/22/2029	14.5	14.5	12.8	—%
Anchor Up Fitness and Nutrition, LLC	(#,^)	2464 US-29, Pensacola, FL 32505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/21/2029	19.6	19.6	18.3	0.01%
BD Branson Victorian LLC dba Branson Surrey Inn	(#,^)	430 a/k/a 450 S Hwy 165, Branson, MO 65616	Accommodation	Term Loan	Prime plus 2.75%	5/17/2029	247.6	247.6	258.2	0.08%
Covalent Holding LLC	(#,^)	18 W Chestnut St. Unit 2F, Chicago, IL 60610	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/17/2029	234.9	234.9	223.0	0.07%
FibAire Communications, LLC Dba AireBeam	(#,^)	13589 S. Sunland Gin Rd, Arizona City, AZ 85123	Telecommunications	Term Loan	Prime plus 2.75%	5/17/2029	53.7	53.7	51.1	0.02%
Kappa Investments LLC dba Buddy's Home Furnishings	(#,^)	365 Lowe's Drive Ste H, Danville, VA 24540	Rental and Leasing Services	Term Loan	Prime plus 2.75%	5/17/2029	419.3	419.3	366.0	0.11%
AMP Trucking Inc	(#,^)	1030 Gettysburg Ave, Clovis, CA 93161	Truck Transportation	Term Loan	Prime plus 2.75%	5/16/2029	252.1	252.1	219.1	0.07%
CJNR LLC dba Chenney Bear Cafe, Elma Lodge & Suites, Parkhurst Motel,	(#,^)	208 East Main St., Elma, WA 98541	Accommodation	Term Loan	Prime plus 2.75%	5/16/2029	18.1	18.1	18.9	0.01%
Cut To The Chase 502 LLC	(#,^)	6903 Lakegreen Ct, Louisville, KY 40291	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/16/2029	3.3	3.3	3.0	—%
Aim High Leadership Center Four Inc.	(#,^)	97-08 Rockaway Blvd, Jamaica, NY 11417	Educational Services	Term Loan	Prime plus 2.75%	5/16/2029	85.8	85.8	76.3	0.02%
Zeb, LLC dba Papa John's	(#,^)	10235 W Roosevelt Rd, Westchester, IL 60154	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/16/2029	48.3	48.3	42.6	0.01%
Two Pie Lovers LLC dba Pizza Outpost	(#,^)	302 E. Millitary Hwy U1122, Brackettville, TX 78832	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	43.5	43.5	46.8	0.01%
The Lobster Pot Inc	(#,^)	119 Hope St., Bristol, RI 02809	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	367.1	367.1	396.7	0.12%
Crystal D. Walls dba Crystal's Cleaning Service	(#)	10862 Nichols Blvd, Olive Branch, MS 38654	Administrative and Support Services	Term Loan	Prime plus 6.5%	5/9/2029	9.9	9.9	9.8	—%
Aloha To Go LLC	(#,^)	5903 Seminole Boulevard, Seminole, FL 33772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2029	14.9	14.9	13.0	—%
Blue Country Firearms LLC	(#,^)	221 N Main St, Kingsfisher, OK 73750	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/8/2044	20.9	20.9	21.2	0.01%
Folklore Music Exchange LLC	(#,^)	617 Tennessee Ave, Charleston, WV 25302	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/6/2029	5.0	5.0	4.3	—%
NYM Solutions Inc.dba NYM Solutions, Inc	(#)	1250 NW 7th St. Ste 201, Miami, FL 33125	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	12.2	12.2	12.1	—%
Global Enterprises LLC dba Verdi Pizza	(#,^)	3111 S Valley View Blvd, Las Vegas, NV 89102	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/3/2029	20.2	20.2	17.5	0.01%
EPIFAB,LLC	(#,^)	1341 Brooks St. Unit D, Ontario, CA 91762	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/3/2029	20.6	20.6	18.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Art Amore Studios, LLC	(#,^)	6507 Jester Blvd, Austin, TX 78750	Educational Services	Term Loan	Prime plus 2.75%	5/3/2029	5.4	5.4	4.7	—%
Mark Garvin dba Tipsy Canyon Winery	(#,^)	150 Upper Joe Creek Rd, Manson, WA 98831	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	5/3/2044	105.6	105.6	117.8	0.04%
Life View Prenatal Imagery, LLC	(#,^)	312 79th Ave North, Myrtle Beach, SC 29572	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/3/2029	5.9	5.9	5.3	—%
Modern Trousseau, LLC	(#,^)	125 Bradley Rd, Woodbridge, CT 06525	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/1/2029	302.1	302.1	296.8	0.09%
Disability Resolution P.A.	(#)	1619 Malon Bay Drive, Orlando, FL 32828	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/30/2029	4.3	4.3	4.3	—%
DeVega Juice Co, - East Cobb, LLC dba Clean Juice Johnson Ferry	(#,^)	1205 Johnson Ferry Rd Ste 124, Marietta, GA 30068	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	61.8	61.8	61.3	0.02%
Midlothian Hardware, Inc dba Grills True Value	(#,^)	475 West 147th St, Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/29/2029	38.4	38.4	40.1	0.01%
Pellegrin Marine Transportation, LLC	(#,^)	117 Country Village Drive, Raceland, LA 70394	Support Activities for Transportation	Term Loan	Prime plus 2.75%	4/26/2029	121.6	121.6	111.7	0.03%
Sona USA, Inc	(#,^)	15280 NW 79th Ct Ste 109, Miami Lakes, FL 33016	Telecommunications	Term Loan	Prime plus 2.75%	4/26/2029	158.6	158.6	146.3	0.05%
Benevolent International Inc	(#,^)	2781 Saturn St. Ste F, Brea, CA 82821	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/26/2029	75.7	75.7	65.8	0.02%
ASM Partners LLC	(#,^)	1619 Roberts Drive SE, Mableton, GA 30126	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/26/2029	234.7	234.7	221.3	0.07%
Jones Roger Sherman Inn, Inc.	(#,^)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/25/2029	140.6	140.6	146.6	0.05%
Alan Russell Moldof CPA dba Al Russell Moldof CPA	(#)	15105 John J Delaney Dr. #D 170, Charlotte, NC 28277	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/25/2029	4.8	4.8	4.8	—%
La Dolce Vita LLC.	(#,^)	196 N. Holiday Rd, Miramar Beach, FL 32550	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2044	467.7	467.7	509.3	0.16%
La Dolce Vita, LLC, La Dolce Vita Watersports LLC, LDV Golf Cart & Bil	(#,^)	196 N. Holiday Rd, Miramar Beach, FL 32550	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2029	480.5	480.5	440.7	0.14%
Kenzington LLC	(#,^)	324 Main St South, Stillwater, MN 55082	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/24/2029	3.1	3.1	2.7	—%
Quality Living Medical Alert, LLC	(#,^)	1882 Capital Circle NE, Ste 104, Tallahassee, FL 32308	Social Assistance	Term Loan	Prime plus 2.75%	4/24/2029	52.9	52.9	49.7	0.02%
ER & DC McPherson Holdings, LLC	(#,^)	6957 W Broward Blvd., Plantation, FL 33317	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/19/2029	46.5	46.5	40.9	0.01%
All My Best Inc.	(#,^)	4320 Anthony Court Ste 1,2,3, Rocklin, CA 95677	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/19/2029	60.1	60.1	54.3	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Expert Building Services LLC	(#,^)	74 Roosevelt St., Pequannock Township, NJ 07440	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/17/2029	19.6	19.6	17.0	0.01%
Rello, Inc. dba ID Salon	(#)	8063 Jericho Turnpike, Woodbury, NY 11797	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	5.8	5.8	5.8	—%
Bottles on Broadway, LLC	(#,^)	1083 N Broadway, North Massapequa, NY 11758	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/17/2029	123.7	123.7	109.5	0.03%
2Choice2Friends dba 2 N 1 Salad Bar and Grill	(#)	901 W Braker Lane, Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	12.1	12.1	12.0	—%
Modern Demo & Services LLC	(#,^)	10161 W Park Run Drive, Las Vegas, NV 89145	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2029	120.1	120.1	105.9	0.03%
Pranamji Inc dba Ohara's Beverage Spot	(#,^)	2300 Levit Rd, Lorain, OH 44052	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2044	46.9	46.9	48.5	0.02%
Cormac Enterprises, Inc	(#,^)	1205 38th Ave North, Myrtle Beach, SC 29577	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/16/2029	21.6	21.6	19.1	0.01%
Bill Berger LLC	(#,^)	8728 Tireman Ave, Detroit, MI 48204	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/12/2029	8.7	8.7	7.5	—%
Southern Gulf Construction, Inc.	(#,^)	367 Pine Island Rd, North Fort Myers, FL 33903	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	106.9	106.9	103.6	0.03%
J.T. ONeill Company, LLC	(#,^)	19972 Willowin Farm Lane, Purceville, VA 20132	Real Estate	Term Loan	Prime plus 2.75%	4/12/2029	9.4	9.4	8.1	—%
Gilpin Enterprises, LLC dba Jon Smith Subs	(#,^)	17790 State Rd 54, Lutz, FL 33458	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2029	76.0	76.0	67.9	0.02%
CK Heating and Cooling LLC	(#,^)	10017 Pebble Beach Drive, St. Louis, MO 63114	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	19.7	19.7	17.2	0.01%
Samco Food Corp dba C-Town Supermarket	(#,^)	1761 Nostrand Ave, Brooklyn, NY 11226	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/12/2029	95.5	95.5	83.0	0.03%
P. Moss Enterprises, LLC dba Garage Experts-Mid Atlantic	(#,^)	3563 South River Terrace, Edgewater, MD 21037	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	42.3	42.3	38.1	0.01%
Engineered Edibles, LLC	(#,^)	7926 Santa Fe Drive, Overland Park, KS 66204	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2029	8.7	8.7	7.5	—%
VC Media Partners LLC	(#,^)	22120 Clarendon St., Woodland Hills, CA 91367	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/12/2029	122.3	122.3	106.6	0.03%
Maxiflex LLC	(#,^)	512 Verret St., New Orleans, LA 70114	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/11/2029	60.1	60.1	62.6	0.02%
VRGE Strategies LLC	(#,^)	1155 15th St NW, Washington, DC 20005	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/10/2029	131.0	131.0	113.8	0.04%
Georgetown Milling Co, LLC	(#,^)	9001 Wentworth Springs Rd, Georgetown, CA 95634	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	4/9/2029	12.3	12.3	11.1	—%
FRAJOVI Urban Air, LLC dba Urban Air Trampoline& Adventure Park	(#,^)	1256 Indian Head Rd, Toms River, NJ 08755	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/8/2030	575.0	575.0	583.3	0.18%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Marnon Enterprise LLC	(#,^)	6713 Biscay Hbr, San Antonio, TX 78249	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/5/2029	4.6	4.6	4.0	—%
Bose and Avinder, Inc.and Carmel and Preet Inc	(#,^)	28201 Date Palm Drive, Cathedral City, CA 92234	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2029	55.3	55.3	57.6	0.02%
Ren Investment Group Inc dba True Positon Manufacturing	(#,^)	40 Sandra Drive, South Windsor, CT 06074	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/29/2029	829.1	829.1	732.4	0.23%
J Brothers Enterprises, LLC	(#,^)	1101 NW 12TH Ave, Ava, MO 65608	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/29/2044	639.5	639.5	650.0	0.20%
La Favorita Radio Network	(#,^)	4043 Geer Rd, Hughson, CA 95326	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	3/29/2029	358.9	358.9	323.0	0.10%
EJ & James Transport LLC	(#,^)	3100 Drewsky Lane Unit 108, Fort Mills, SC 29715	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	9.0	9.0	8.4	—%
Royalty Freight Inc.	(#,^)	3728 W McKinley Ave, Fresno, CA 93772	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	413.5	413.5	385.0	0.12%
Reliable Power Group Inc. dba Batteries + bulbs Pensacola	(#,^)	6895 N. 9th Ave Ste B, Pensacola, FL 32504	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2029	95.5	95.5	83.1	0.03%
Key HR Associates, Inc dba Parents Choice for Kids	(#,^)	3150 West Park Drive, Burnsville, MN 55306	Social Assistance	Term Loan	Prime plus 2.75%	3/29/2044	449.9	449.9	463.0	0.14%
Bright Freight Solution, LLC	(#,^)	1112 N Main St, Manteca, CA 95336	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	1,158.3	1,158.3	1,058.5	0.33%
Hamsons Inc.	(#,^)	4900 Hopyard Rd, Pleasanton, CA 94588	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/29/2029	179.1	179.1	155.4	0.05%
Pizzaplex L3C	(#,^)	4458 West Vernor Hwy, Detroit, MI 48209	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	42.8	42.8	38.0	0.01%
Bhatti LLC dba Auntie Ann's & Bhatti LLC 1	(#,^)	7219 Silver Mist Ave, North Chesterfield, VA 23237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	157.9	157.9	137.0	0.04%
NuBe Business Group LLC	(#,^)	2140 44th St SE, Ste 201, Grand Rapids, MI 49508	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2044	40.6	40.6	45.4	0.01%
StillBasi Holdings, Inc. dba Buxton Auto Transport	(#,^)	9371 Jackson Rd, Sacramento, CA 95826	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	286.6	286.6	261.1	0.08%
Felipe Antonio Del Valle M.D. P.A.	(#,^)	7190 SW 87th Ave Ste 203, Miami, FL 33173	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2029	14.3	14.3	12.4	—%
Raven's Place LLC	(#,^)	13031 S Western Ave, Blue Island, IL 60406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2044	681.6	681.6	709.8	0.22%
Stillwater Ventures, LLC	(#,^)	8272 W. Sunset Blvd, Los Angeles, CA 90048	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2029	397.5	397.5	376.2	0.12%
Iredell Oral & Facial Surgery, P.C. dba Johnson Oral Surgery	(#,^)	229 Medical Park Rd, Ste 310, Mooresville, NC 28117	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2044	820.8	820.8	837.5	0.26%
Outtasight Careers, LLC dba Gecko Hospitality	(#,^)	109 W Fern St., Tampa, FL 33604	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2029	49.7	49.7	43.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Turtle Shirts, LLC	(#,^)	10241 Metro Pkwy# 108, Ft Myers, FL 33966	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/29/2029	51.4	51.4	45.5	0.01%
Bayco Enterprises, Inc	(#,^)	128 Cowesett Ave, West Warwick, RI 02893	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2044	197.0	197.0	219.9	0.07%
Peak Performance Associates LLC dba Nova Hypnosis and Wellnes	(#,^)	1485 Chain Bridge Rd #304-305, McLean, VA 22101	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2029	57.3	57.3	49.8	0.02%
Knoxville Room Service	(#,^)	10670 Parkside Drive, Knoxville, TN 37922	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/29/2029	6.4	6.4	5.8	—%
Complete Care IT LLC	(#,^)	4801 South University Drive Ste 125, Davie, FL 33328	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2029	50.2	50.2	43.6	0.01%
Skaggs RV Outlet ,LLC	(#,^)	301 Commerce Drive, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/28/2029	238.9	238.9	248.7	0.08%
J.C. Pallet Company, Inc.	(#,^)	18427 New Kent Hwy, Barhamsville, VA 23011	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2029	429.9	429.9	412.3	0.13%
Cleland Pharmacy LLC	(#,^)	202 S First St., Wakeeney, KS 67672	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	3/28/2029	21.5	21.5	22.4	0.01%
Four Seasons Laser Center Inc.	(#,^)	4720 NW 2nd Ave Unit D104-105, Boca Raton, FL 33498	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/28/2029	14.3	14.3	13.9	—%
Planet X Tobacco & Gift, LLC	(#,^)	900 W Northern Lights Blvd, Anchorage, AK 99503	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/28/2044	283.3	283.3	306.1	0.10%
Children First Home Health Care, Inc. dba Health Calls	(#,^)	1220 Broadcasting Rd Ste 202, Wyomissing, PA 19610	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/28/2029	131.7	131.7	114.2	0.04%
RG Productions LLC	(#,^)	2414 W Battlefield Ste H, Springfield, MO 65807	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/28/2029	148.8	148.8	138.2	0.04%
GS Bath Inc	(#,^)	5335 E. Kaviland Ave, Fresno, CA 93725	Truck Transportation	Term Loan	Prime plus 2.75%	3/28/2029	298.6	298.6	276.4	0.09%
Custom Vinyl Products LLC	(#,^)	260 Enterprise Drive, Newport News, VA 23603	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2044	1,003.8	1,003.8	1,056.1	0.33%
Cocomo Joe's LLC	(#,^)	3949 New Rd, Youngstown, OH 44515	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2029	3.3	3.3	3.1	—%
PA Sobol Partners LLC dba Sobal	(#,^)	206 Rohrerstown Rd, Lancaster, PA 17603	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2029	48.9	48.9	43.9	0.01%
Cinco Fit LLC dba Cinco Fit	(#,^)	23010 Highland Knolls Blvd, Ste G, Katy, TX 77494	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2029	157.6	157.6	136.8	0.04%
Ocean Trans LLC and Dehal Trucking LLC	(#,^)	1415 W Anderson St., Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	3/27/2029	71.1	71.1	74.1	0.02%
Danielle Vance LPC, LLC dba Danielle Vance MA, LPC	(#,^)	2543 Eliot St., Denver, CO 80211	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/27/2029	5.4	5.4	4.7	—%
DC AG, LLC dba Big B Sales	(#,^)	674 LA- 8, Sicily Island, LA 71368	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/27/2044	582.8	582.8	602.4	0.19%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Heritage Hills Athletics 1, LLC and Heritage Hills Athletics 1, LLC	(#,^)	2880 Carol Rd, East York, PA 17402	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/26/2044	1,239.3	1,239.3	1,301.4	0.40%
District 5 Boutique LLC	(#,^)	317 N Farview Ave, Paramus, NJ 07652	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/26/2029	119.4	119.4	103.6	0.03%
J & C May Properties, LLC	(#,^)	315 Sylamore Ave, Mountain View, AR 72560	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/22/2044	1,124.0	1,124.0	1,105.0	0.34%
Virginia Industrial Plastics, Inc.	(#,^)	2454 NE Side Hwy, Elkton, VA 22827	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2044	294.0	294.0	327.8	0.10%
Skyways, LTD	(#,^)	350 15th St. NW, Huron, SD 57350	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/22/2029	788.5	788.5	690.1	0.21%
Gary Krause dba Gary Krause Landscaping & Design	(#,^)	489 Hamilton Rd, Jacksonville, OR 97530	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/22/2029	5.7	5.7	5.3	—%
Virginia Industrial Plastics, Inc.	(#,^)	2454 NE Side Hwy, Elkton, VA 22827	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2029	258.7	258.7	269.3	0.08%
The Karate Dojo LLC	(#,^)	21 S Hope Chapel Rd, Jackson, NJ 08527	Educational Services	Term Loan	Prime plus 2.75%	3/21/2029	4.3	4.3	3.7	—%
Pitman Holding LLC	(#,^)	1116 E Main St, Richmond, VA 23219	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/21/2029	7.2	7.2	6.5	—%
American Trails Transport, LLC	(#,^)	8704 Grand Ave, Billings, MT 59106	Truck Transportation	Term Loan	Prime plus 2.75%	3/21/2029	52.5	52.5	48.3	0.01%
Dependable Lawn Care, Inc.	(#,^)	2320 138th St., Blue Island, IL 60406	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2029	500.2	500.2	459.0	0.14%
Dependable Lawn Care, Inc.	(#,^)	2320 138th St., Blue Island, IL 60406	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2044	189.1	189.1	207.4	0.06%
Mega Trucking LLC and Olyimpian Industries LLC	(#,^)	5979 NW 151st St, Miami Lakes, FL 33014	Truck Transportation	Term Loan	Prime plus 2.75%	3/20/2029	383.0	383.0	360.6	0.11%
Michigan Neurosurgical Institute P.C.	(#,^)	9400 S Saginaw St., Unit 1, Grand Blanc, MI 48439	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2029	173.2	173.2	150.9	0.05%
Sound Manufacturing Inc	(#,^)	1 Williams Lane, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/20/2029	47.8	47.8	41.4	0.01%
Michigan Neurosurgical Institute, P.C.,,Optical Spine,LLC, MNI Great L	(#,^)	9400 S Saginaw St., Unit 1, Grand Blanc, MI 48439	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2044	352.0	352.0	361.5	0.11%
Frontline Selling LLC	(#,^)	6505 Shiloh Rd #300,310,320, Alpharetta, GA 30005	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/19/2029	298.6	298.6	310.6	0.10%
Game Station, Inc.	(#,^)	2917 1st Ave SE, Cedar Rapids, IA 52402	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/19/2029	250.8	250.8	230.4	0.07%
Marvellous Print & Ship LLC	(#,^)	605 W Main St., Oxford, KS 67119	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/19/2029	3.2	3.2	2.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Panetcarne Inc.dba Jersey Mike's Subs Greenfield	(#,^)	23077 Greenfield Rd, Southfield, MI 48075	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	88.9	88.9	78.9	0.02%
Stepping Stones Children's Academy LLC	(#,^)	1655 E Warm Springs Rd, Las Vegas, NV 89119	Social Assistance	Term Loan	Prime plus 2.75%	3/15/2044	371.8	371.8	393.9	0.12%
Vanchoc Transport Inc	(#,^)	137 3rd St, Brooklyn, NY 11231	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/15/2029	83.7	83.7	72.7	0.02%
B & W Towing LLC	(#,^)	701 Addison Rd, Painted Post, NY 14870	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/15/2029	54.9	54.9	56.7	0.02%
Screening Services Group, LLC	(#,^)	8670 Wilshire Blvd, Beverly Hills, CA 90211	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/14/2029	268.9	268.9	240.0	0.07%
Space Express, LLC	(#,^)	2775 Burris Rd, Davie, FL 33314	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2029	143.4	143.4	127.6	0.04%
Mill Creek Early Childhood Program LLC	(#,^)	510 South Batavia Ave, Batavia, IL 60510	Social Assistance	Term Loan	Prime plus 2.75%	8/11/2029	60.9	60.9	53.0	0.02%
Precise Air Systems, Inc	(#,^)	5467 W San Fernando Rd, Los Angeles, CA 90039	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/8/2029	251.2	251.2	220.9	0.07%
Alpine Remediation, Inc, T & M Holdings, LLC	(#,^)	14252 W 44th Ave Unit F, Golden, CO 80403	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2029	83.7	83.7	78.1	0.02%
Kalloren Provel LLC	(#,^)	6919 Oak Ridge Commerce Way, Austell, GA 30168	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/8/2044	281.3	281.3	298.0	0.09%
D & S Village Hardware LLC dba Cedar Mountain Country Store & Samantha	(#,^)	3695 Movie Ranch Rd, Duck Creek, UT 84762	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/8/2044	200.0	200.0	215.9	0.07%
Wildflour Bakery & Cafe LLC	(#,^)	5137 Clareton Dr #100,110,120, Agoura Hills, CA 91301	Food Manufacturing	Term Loan	Prime plus 2.75%	3/8/2029	83.6	83.6	72.5	0.02%
SG Welch Inc dba Sparks Auto Service	(#,^)	19138 Molalla Ave, Oregon City, OR 97045	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/8/2029	59.7	59.7	52.9	0.02%
Seeds of Knowledge Creative Learning Center LLC	(#,^)	15101 West McNichols Rd, Detroit, MI 48235	Social Assistance	Term Loan	Prime plus 2.75%	3/7/2044	22.3	22.3	24.0	0.01%
Doble Rentals, L.L.C , Doble Rentals 2, LLC, Doble Rentals 3, LLC	(#,^)	487 Elizabeth Lake Rd, Waterford, MI 48328	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/4/2029	150.5	150.5	130.6	0.04%
Midwest Expediated Carrier Corporation	(#,^)	2200 N Stonington Ave #120, Hoffman Estates, IL 60169	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/1/2029	14.3	14.3	12.4	—%
Monkey Bones LLC	(#,^)	3361 Dayton Xenia Rd, Beavercreek, OH 45432	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2044	19.3	19.3	21.5	0.01%
Wooter Apparel, Inc	(#,^)	727 Page Ave., Staten Island, NY 10307	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/28/2029	47.5	47.5	42.0	0.01%
NY Scoops LLC dba Cool Suppliers and Breakneck Road LLC	(#,^)	20 Silver Fox Lane, Sussex, NJ 07461	Food Manufacturing	Term Loan	Prime plus 2.75%	2/28/2029	48.4	48.4	46.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
KSW Agency Inc.	(#,^)	330 Milltown Rd, Ste 22E, East Brunswick, NJ 08816	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	2/28/2029	14.3	14.3	14.9	—%
Woodard Electric Services, Inc.	(#,^)	1600 Carter Cove Rd, Hayesville, NC 28904	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2029	20.5	20.5	18.1	0.01%
Shah Medical Center SC & Heeena Shyamani	(#,^)	484 Summit St, Elgin, IL 60120	Hospitals	Term Loan	Prime plus 2.75%	2/28/2044	251.3	251.3	247.6	0.08%
Legacy Roof Contractors LLC	(#,^)	32091 Broken Branch Circle, Spanish Fort, AL 36527	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2044	297.1	297.1	305.0	0.09%
Matrix Z LLC	(#)	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	12.0	12.0	11.9	—%
Merdad Dentistry PLLC dba Easy Dental Care	(#,^)	7522 Old Linton Hall Rd, Gainesville, VA 20155	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/26/2029	15.0	15.0	13.0	—%
Harbor Management Company Inc dba Jamba Juice	(#,^)	5501 Josh Birmingham Pkwy Concourse A, Charlotte, NC 28208	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2029	142.5	142.5	125.1	0.04%
EasyBooks, Inc.	(#,^)	949 Turquoise St., San Diego, CA 92109	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/22/2029	5.7	5.7	4.9	—%
Mia Restoration Inc dba PuroClean and Puroclean of Morristown NJ	(#,^)	3633 B Hill Rd, Parsippany, NJ 07054	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/21/2029	39.2	39.2	35.1	0.01%
Gomez Advanced Wellness Center, Inc.	(#,^)	2418 Central Ave, Charlotte, NC 28205	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/21/2044	148.6	148.6	156.5	0.05%
Citiline Cafe At Jacobs Plaza, LLC dba Citiline Cafe	(#,^)	12140 Wickchester Ln STE 130, Houston, TX 77079	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	46.6	46.6	40.4	0.01%
Bowl 360 Inc.	(#,^)	98-18 Rockaway Blvd, Ozone Park, NY 11417	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	154.5	154.5	144.3	0.04%
Bowl 360 Inc.	(#,^)	98-18 Rockaway Blvd, Far Rockaway, NY 11417	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	132.5	132.5	115.5	0.04%
Rob Barletta's Hockey School, Inc	(#,^)	2130 Providence Hwy, Walpole, MA 02081	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	2/19/2029	103.3	103.3	107.6	0.03%
Outler Transportation Services,LLC	(#,^)	3775 Carriage Downs CT SW, Snellville, GA 30039	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/19/2029	42.7	42.7	37.8	0.01%
M & M Burgers Inc dba Checkers	(#,^)	530 Willis Ave, Bronx, NY 10455	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	109.4	109.4	97.0	0.03%
Integris Roofing, Inc	(#,^)	1174 Yellostone Drive, Lake Arrowhead, CA 92532	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/15/2029	21.4	21.4	18.5	0.01%
Tony Herring & Associates, Inc	(#,^)	211 West Camellia Drive, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/14/2029	14.2	14.2	14.8	—%
Gateway Veterinary Services, P.C. dba Liberty Animal Clinic	(#,^)	9212 Liberty Ave, Ozone Park, NY 11417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/14/2044	137.0	137.0	152.8	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Par-Man, Inc. dba Rockstar Tattoo	(#,^)	450 Fremont St #109 and 113, Las Vegas, NV 89101	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	2/14/2029	59.5	59.5	52.2	0.02%
KHSE Parks, Inc.	(#,^)	600 West Charles St., Matthews, NC 28105	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/14/2029	78.4	78.4	68.0	0.02%
Precedence Enterprises LLC dba Spartan Junk Removal	(#,^)	8101 Sandy Spring Rd Ste 250N, Laurel, MD 20707	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/8/2029	15.6	15.6	14.3	—%
Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 78249	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/8/2029	3.6	3.6	3.4	—%
Shepherd Fitness, LLC dba Workout Anytime Ooltewah	(#,^)	9408 Apison Pike, Ste 11, Ooltewah, TN 37363	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/8/2029	160.2	160.2	147.0	0.05%
EJGR Corp dba Brite Energy Solutions	(#,^)	87 Main St Upper Lvl, Hastings-on-Hudson, NY 10706	Utilities	Term Loan	Prime plus 2.75%	2/8/2029	59.4	59.4	51.7	0.02%
Creative Counseling Nashville PLLC	(#,^)	4119 Gallatin Pike, Nashville, TN 37216	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/7/2029	2.1	2.1	1.8	—%
Better Dayz PT, Inc. dba Physical Therapy Now	(#,^)	2804 NE 8th St. #203-206, Homestead, FL 33033	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/7/2029	21.4	21.4	18.7	0.01%
D & G Elite Construction, Inc.	(#,^)	217 Goldenrod Ave, Franklin Square, NY 11010	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/6/2029	123.6	123.6	128.7	0.04%
RIHAHN INC dba RDBL, INC.	(#,^)	1397 McGuire Rd, Lamar, AR 72846	Forestry and Logging	Term Loan	Prime plus 2.75%	2/5/2029	6.6	6.6	6.8	—%
Hernando Beach Motel Inc.,The Purple Cow House of Pancake Inc	(#,^)	4291 Shoal Line Boulevard, Hernando Beach, FL 34607	Accommodation	Term Loan	Prime plus 2.75%	2/1/2029	14.2	14.2	14.8	—%
Jesus and Son's Landscape Contractors, LLC	(#,^)	4371 Durham Court, Denver, CO 80239	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2029	54.6	54.6	48.8	0.02%
Employer Resource Services LLC dba Data Pool	(#,^)	500 Research Rd, Richmond, VA 23236	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2029	35.7	35.7	30.9	0.01%
MYC Motors Inc	(#,^)	3808 Vegas Drive, Las Vegas, NV 89108	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/30/2044	74.3	74.3	82.8	0.03%
FNF LLC dba WineStyles	(#,^)	11109 Old Seward Hwy, Anchorage, AK 99515	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/22/2029	233.8	233.8	203.0	0.06%
IGWT Coffee, LLC dba PJ's Coffee of New Orleans	(#,^)	414 Union St, Nashville, TN 37219	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2029	77.9	77.9	67.6	0.02%
MMC Investors, LLC dba Clean Juice	(#,^)	2879 W 95th St. Ste 195, Naperville, IL 60564	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2029	83.8	83.8	74.2	0.02%
Hilco Athletics & Graphics Inc	(#,^)	55 Green Hill St., West Warwick, RI 02816	Apparel Manufacturing	Term Loan	Prime plus 2.75%	1/16/2044	68.2	68.2	76.0	0.02%
CMLCLEARWATERBEACH.LLC dba Cousins Maine Lobster	(#,^)	309 Coronado Drive, Clearwater Beach, FL 33767	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/11/2029	84.7	84.7	74.5	0.02%
Fluid Connections LLC dba BurgerIM	(#,^)	174 El Cerrito Plaza, El Cerrito, CA 94530	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	59.1	59.1	54.6	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
HSR Tacos LLC dba California Tortilla	(#,^)	11694 Sudley Manor Drive, Manassas, VA 20109	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	51.5	51.5	44.7	0.01%
Rashed and Shabila LLC	(#,^)	14865 Hwy 92, Woodstock, GA 30188	Gasoline Stations	Term Loan	Prime plus 2.75%	1/4/2029	21.2	21.2	19.7	0.01%
Romain Tower Inc. David Romaine, Sugar Land Crane and Rigging, LLC	(#,^)	215 S Persimmon St., Tomball, TX 77375	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/31/2028	223.4	223.4	193.8	0.06%
The Chop House Inc.	(#,^)	191 Old Tower Hill Rd., South Kingstown, RI 02879	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2043	552.0	552.0	572.4	0.18%
Capitol Fitness Inc. dba Anytime Fitness Shelby	(#,^)	49045 Van Dyke Ave, Shelby Charter Township, MI 48317	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/28/2028	17.1	17.1	15.5	—%
Omega Funeral and Cremation Services,LLC	(#,^)	9503 Kenwood Rd, Cincinnati, OH 45242	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	339.3	339.3	353.6	0.11%
American Rewinding of NC Inc dba MTS	(#,^)	1825 N Rocky River Rd, Monroe, NC 28110	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2028	402.6	402.6	368.3	0.11%
Superior Concepts Acquisition Corp	(#,^)	1710 Tiles Court, Grand Haven, MI 49417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2043	504.4	504.4	509.3	0.16%
Superior Concepts Acquisition Corp	(#,^)	1710 Tiles Ct, Grand Haven, MI 49417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2028	112.6	112.6	102.7	0.03%
Galt Insurance Group of Bonita Springs, LLC & Bonita Safety Institut	(#,^)	10911 Bonita Beach Rd SE #104A & 104B, Bonita Springs, FL 34135	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/28/2043	18.6	18.6	20.7	0.01%
Nix and Nix Funeral Home North Inc,	(#,^)	1621 W. Dauphin St., Philadelphia, PA 19132	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	566.0	566.0	614.5	0.19%
Fave Realty Inc.	(#,^)	74 Larkfield Rd, East Northport, NY 11731	Real Estate	Term Loan	Prime plus 2.75%	12/27/2043	122.2	122.2	136.3	0.04%
Medworxs Inc.	(#,^)	6857 Timbers Drive, Evergreen, CO 80439	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2028	9.9	9.9	8.5	—%
East Breeze LLC dba Historic Springdale Pub and Eatery	(#,^)	32302 E Historic Columbia Riv Hwy, Corbett, OR 97019	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2043	126.9	126.9	136.0	0.04%
Children First Home Health Care Inc	(#,^)	1220 Broadcasting Rd Ste 202, Wyomissing, PA 19610	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2028	282.4	282.4	267.0	0.08%
Green Valley Landscape Management Inc. dba Apopka Mower and Equipment	(#,^)	2975 W Orange Blossom Trail, Apopka, FL 32712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2043	459.9	459.9	473.8	0.15%
Reservations Unlimited LLC	(#)	312 W Main St., Red River, NM 87558	Real Estate	Term Loan	Prime plus 2.75%	12/26/2043	140.8	140.8	151.2	0.05%
Timios Enterprises Corp dba Palm Court	(#,^)	1912 N Arlington Hts Rd, Arlington Heights, IL 60004	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2043	700.4	700.4	739.5	0.23%
RM Hawkins LLC	(#,^)	5141 Topaz Drive, Colorado Springs, CO 80918	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/24/2028	281.6	281.6	260.3	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
BD Branson Victorian LLC dba Branson Victorian Inn	(#,^)	450 South Hwy 165, Branson, MO 65616	Accommodation	Term Loan	Prime plus 2.75%	12/24/2043	492.5	492.5	530.6	0.16%
Royalty Freight Inc	(#,^)	3728 W McKinley Ave, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	91.7	91.7	79.4	0.02%
Kyle M Walker DDS, PC	(#,^)	1402 W Park Ave, Orange, TX 77630	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	105.8	105.8	91.6	0.03%
The Law Office of Jared E. Shapiro, P.A	(#,^)	7777 Glades Rd Ste 100, Boca Raton, FL 33434	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	10.6	10.6	9.2	—%
Burgess and Dudley, Incorporated	(#,^)	24462 NW 9th Place, Newberry, FL 32669	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/21/2028	223.5	223.5	203.1	0.06%
Diamond Estates LLC	(#,^)	110 Court St Ste 1, Cromwell, CT 06416	Construction of Buildings	Term Loan	Prime plus 2.75%	12/21/2028	70.5	70.5	61.1	0.02%
Fifth Wheel Truck Stop 001, Inc.	(#,^)	3767 South Golden State Blvd, Fresno, CA 93725	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2028	100.0	100.0	86.6	0.03%
Sesolinc GRP, Inc.	(#,^)	806 Randy Lowery Rd, Statesboro, GA 30461	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	352.3	352.3	329.7	0.10%
ETS Tree Service Inc and Eastern Tree Service, Inc	(#,^)	4813 Pinson Valley Parkway, Birmingham, AL 35215	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2028	216.1	216.1	200.4	0.06%
D.A.F.S Transport, LLC	(#,^)	207 S. Teresa St., Monahans, TX 79756	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	620.1	620.1	613.0	0.19%
Precision Bytes LLC dba Tower Connect	(#,^)	607 West Magnolia Ave, Fort Worth, TX 76104	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	121.9	121.9	105.6	0.03%
Accel Compression Inc.,Accel Workover Services Inc dba Mica Tool & Tur	(#,^)	4500 S Country Rd, Odessa, TX 79768	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/21/2044	169.0	169.0	188.7	0.06%
LP Industries, Inc and Playground Packages, LLC	(#,^)	2040 Norwood, Lenoir, NC 28645	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	88.6	88.6	77.0	0.02%
Cammarata Associates LLC	(#,^)	5 Greentree Center, Marlton, NJ 08053	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	12/21/2028	70.4	70.4	61.0	0.02%
Baseline Health, LLC & Baseline Health Management, LLC	(#,^)	1101 Stewart Ave Ste 104, Garden City, NY 11530	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	111.6	111.6	98.8	0.03%
C&D Trucking & Equipment Service, Inc.	(#,^)	4015 Jennings Rd, Cleveland, OH 44109	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2043	116.0	116.0	129.3	0.04%
Roots N Shoots, LLC & Yardplus LLC	(#,^)	86 Boston Rd, Chelmsford, MA 01824	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2028	50.7	50.7	45.0	0.01%
Healthy and Fresco LLC	(#,^)	1671 Belle Isle Ave, Ste 110 #C, Mt Pleasant, SC 29464	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	43.2	43.2	38.8	0.01%
Flashii App, Inc.	(#,^)	75 E Santa Clara St, San Jose, CA 95113	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	58.7	58.7	60.2	0.02%
Graff Excavating, Inc	(#,^)	803 E State St., Toledo, IA 52342	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2028	183.7	183.7	161.8	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Alaska Motor Home Inc	(#,^)	6633 Brayton Drive, Anchorage, AK 99507	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	281.8	281.8	264.0	0.08%
Local Liberty Inc dba The Wardsboro Country Store	(#,^)	23 Main St., Wardsboro, VT 05355	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/20/2043	153.7	153.7	164.8	0.05%
Yellow Fin Marine Services LLC, K Marine XI, LLC K Marine VIII, LLC	(#,^)	2043 Coteau Rd, Houma, LA 70364	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	543.4	543.4	537.8	0.17%
Hotel Compete, LLC	(#,^)	223 W Jackson Blvd, Chicago, IL 60606	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	58.7	58.7	50.8	0.02%
CK Green Partners, LLC dba Reis and Irvy"s Columbus	(#,^)	5010 Augusta Drive, Westerville, OH 43082	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/20/2029	178.3	178.3	168.3	0.05%
Marlin Lighting LLC	(#,^)	7207 B Lockport Pl, Lorton, VA 22079	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	95.6	95.6	82.8	0.03%
The Cromer Company	(#,^)	9800 NW 78th Ave, Hialeah Gardens, FL 33016	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/19/2028	469.7	469.7	408.5	0.13%
Sheldon T Banks and Sheldon T Banks LLC dba Serenity Funeral chapel ll	(#)	G-2340 West Carpenter Rd, Flint, MI 48505	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2044	416.5	416.5	446.5	0.14%
Goodson's Garden, LLC dba Always Goldies Florist	(#,^)	1812 Pulaski Hwy Ste A, Edgewood, MD 21040	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/19/2028	11.3	11.3	10.0	—%
JejoJesi Corp dba Dukunoo Jamaican Kitchen, Dunkunoo	(#,^)	316 NW 24th St., Miami, FL 33180	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2029	70.1	70.1	65.2	0.02%
Accent Comfort Services, LLC	(#,^)	5035 W. W.T. Harris Blvd Ste C, Mecklenburg, NC 28269	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	64.7	64.7	56.5	0.02%
Cordoba Foods LLC, Multi Logistics Network Inc, Karina Mena	(#,^)	4477 E 11th Ave, Hialeah, FL 33013	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2028	298.3	298.3	271.7	0.08%
Healthy Human, LLC	(#,^)	1007 Johnnie Dodds Blvd, Ste 123, Mt Pleasant, SC 29464	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2028	117.4	117.4	101.7	0.03%
Sound Contracting LLC	(#,^)	148 Holmgren Place, Girdwood, AK 99587	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2043	195.3	195.3	203.7	0.06%
Stony Creek Wellness Group, LLC	(#,^)	264 Church St, Guilford, CT 06437	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/14/2043	97.7	97.7	105.0	0.03%
Sound Contracting LLC	(#,^)	148 Holmgren Place, Girdwood, AK 99587	Construction of Buildings	Term Loan	Prime plus 2.75%	12/14/2028	39.2	39.2	36.5	0.01%
Alpha Omega Trucking LLC	(#,^)	14432-14452 Stateline Rd, Brookings, OR 97415	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2028	65.9	65.9	68.5	0.02%
YBL Restaurant Group LLC dba Tropisueno	(#,^)	75 Yerba Buena Lane, San Francisco, CA 94103	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/14/2029	359.1	359.1	314.4	0.10%
Alpha Landscape Contractors, Inc	(#,^)	2823 Fllintstone Rd, Millers, MD 21102	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/14/2029	313.4	313.4	287.1	0.09%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Ventures TBD LLC dba The Bottle Tree	(#,^)	102 Davis St., Belmont, NC 28012	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2043	97.7	97.7	101.0	0.03%
Mediterranean Tastes Inc dba Mediterranean Tastes Since 1974	(#,^)	196-15 Northern Blvd, Flushing, NY 11318	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/14/2028	14.8	14.8	12.9	—%
Peanut Butter & Co., Inc.	(#,^)	119 West 57th St., Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/14/2028	234.9	234.9	203.5	0.06%
L&M Services, LLC	(#,^)	560 Main St., Milford, UT 84751	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2043	197.9	197.9	208.5	0.06%
Aero Consulting and Engineering Inc	(#,^)	7941 NW 3rd St., Plantation, FL 33324	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2028	14.1	14.1	12.2	—%
Fitness Orlando LLC & Fitness Orlando Oviedo, LLC	(#,^)	160 Tuskawilla Rd Ste 1214, Winter Springs, FL 32708	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/14/2028	258.8	258.8	234.8	0.07%
Tapia Auto Care, LLC dba Shoreline Quick Lube and Car Wash	(#,^)	2 Center Rd, Old Saybrook, CT 06475	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/13/2043	967.3	967.3	992.6	0.31%
D for Dream LLC dba Blo Blow Dry Bar Inc	(#,^)	460 East 3rd Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/13/2029	70.9	70.9	61.7	0.02%
United States Plastic Equipment LLC	(#,^)	4447 OH-303, Mantua, OH 44255	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/13/2028	137.1	137.1	118.8	0.04%
Burton Realty Co., Inc dba Anchor Realty, Northeast	(#,^)	2200 Michener St Ste 12, Philadelphia, PA 19115	Real Estate	Term Loan	Prime plus 2.75%	12/13/2028	284.6	284.6	246.6	0.08%
The Miller Center for Esthetic Excellence,	(#,^)	22 Old Short Hills Rd, Livingston, NJ 07039	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2043	384.3	384.3	378.2	0.12%
Plan B Burger LLC	(#,^)	484 Farmington Ave, Hartford, CT 06105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/13/2029	986.6	986.6	899.9	0.28%
OC Helicopters LLC	(#,^)	19711 Campus Drive Ste 260, Santa Ana, CA 92707	Air Transportation	Term Loan	Prime plus 2.75%	12/13/2028	84.7	84.7	88.1	0.03%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd Ste 111, Joliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/12/2029	9.6	9.6	8.3	—%
Behind The Scenes Chicago, LLC dba Paramount Events	(#,^)	1750 W Lake St, Chicago, IL 60612	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	240.8	240.8	235.1	0.07%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	575 Panama Lane, Bakersfield, CA 93307	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/12/2043	118.8	118.8	122.7	0.04%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	575 Panama Lane, Bakerfield, CA 93307	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/12/2029	56.4	56.4	48.9	0.02%
Ashwood Food Services, Incorporated dba Jake Rooney's	(#,^)	119 Brooks Rd, Harwich Port, MA 02646	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	63.4	63.4	58.0	0.02%
Ashwood Food Services Inc. dba Jake Rooney's	(#,^)	119 Brooks Rd, Harwich Port, MA 02646	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/12/2043	212.8	212.8	231.0	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Airstrike Firefighters LLC	(#,^)	18115 62nd Ave NE, Kenmore, WA 98028	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	12/12/2028	1,174.3	1,174.3	1,112.0	0.35%
Anglin Cultured Stone Products LLC dba Anglin Construcion	(#)	877 Salem Church Rd, Newark, DE 19702	Specialty Trade Contractors	Term Loan	8.25%	1/12/2029	60.8	60.8	56.8	0.02%
Duck's Nuts Inc dba Pet Place Market	(#,^)	212 Bendigo Blvd. N, North Bend, WA 98045	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/11/2029	40.6	40.6	37.9	0.01%
Hilltop Wine Shop, Inc dba Hiltop Wine Shop	(#,^)	7505 Highland Rd, White Lake, MI 48383	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2043	126.7	126.7	133.2	0.04%
TFE Resources ,LTD	(#,^)	11 Easter Court Ste G, Owings Mills, MD 21117	Utilities	Term Loan	Prime plus 2.75%	1/11/2029	561.4	561.4	503.9	0.16%
Oregon Medical Training Private Career School Inc.	(#,^)	1126 Gateway Loop Ste 108, Springfield, OR 97702	Educational Services	Term Loan	Prime plus 2.75%	1/11/2029	37.6	37.6	32.6	0.01%
Googlyoogly, LLC dba Bi-Rite Supermarket	(#,^)	10867 W Jefferson Ave, River Rouge, MI 46218	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/11/2043	200.9	200.9	207.7	0.06%
White Wilson & Associates LLC	(#,^)	16238 Louis Ave., South Holland, IL 60473	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/11/2043	42.1	42.1	43.4	0.01%
EMES Supply, LLC	(#,^)	35622 Vine St., EastLake, OH 44095	General Merchandise Stores	Term Loan	Prime plus 2.75%	1/11/2029	117.8	117.8	104.7	0.03%
B&B Bodega of Delray LLC	(#,^)	190 NE 2nd Ave, Delray Beach, FL 33444	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/11/2029	14.5	14.5	12.7	—%
Team Henry, LLC dba Kelly Automotive of Deltona	(#,^)	1290 Doyle Rd, Deltona, FL 32725	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2043	387.2	387.2	398.6	0.12%
ZLM Services LLC	(#,^)	51343 Oro Rd, Shelby Township, MI 33444	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/10/2029	37.6	37.6	32.6	0.01%
Food Service Industry Consultants Inc.	(#,^)	1465 Kelly Johnson Blvd, Colorado Springs, CO 80920	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/7/2029	67.2	67.2	58.5	0.02%
Shining Star Kids, Inc. dba Brain Balance	(#,^)	17323 Ventura Blvd, Encino, CA 91316	Educational Services	Term Loan	Prime plus 2.75%	1/7/2029	82.3	82.3	71.9	0.02%
3SIXO Motorsports LLC dba 3SIXO Motorsports Shop	(#,^)	217 W Main St., Centralia, WA 98531	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/6/2029	94.6	94.6	82.6	0.03%
CET Inc	(#,^)	4709 N El Capitan Ave Ste 205, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	1/6/2029	1,154.6	1,154.6	1,045.1	0.32%
Metro R Services Inc. and Metal & Roof Supplies Inc.	(#,^)	20 Universal Place, Carlstadt, NJ 07072	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/6/2029	195.0	195.0	203.0	0.06%
Unique Home Solutions Inc. and Unique Home Solutions of Ohio	(#,^)	5550 Progress Rd, Indianapolis, IN 46241	Construction of Buildings	Term Loan	Prime plus 2.75%	1/5/2029	234.9	234.9	244.6	0.08%
Levine Daycare Inc dba Kids R Kids	(#,^)	415 Woodbury Rd, Orlando, FL 32828	Social Assistance	Term Loan	Prime plus 2.75%	1/5/2029	253.7	253.7	233.7	0.07%
Consulting Solutions, Inc and Mark Luciani	(#,^)	3000 N Federal Hwy Ste 1, Fort Lauderdale, FL 33306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/5/2029	54.4	54.4	47.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Little West LLC, 340 Group LLC, Retail West LLc, Andrew W Walker, Cass	(#,^)	342 South La Brea Ave, Los Angeles, CA 90036	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2029	82.4	82.4	72.4	0.02%
The Altitude Group LLC	(#,^)	949 A Clint Moore Rd, Boca Raton, FL 33487	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/4/2029	130.9	130.9	114.3	0.04%
Access Staffing, LLC	(#,^)	360 Lexington Ave 8th Fl, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/4/2029	182.5	182.5	158.4	0.05%
Jay Carlton's, LLC dba Jay Birds Rotisserie & Grill	(#,^)	24480 W 10 Mile RD, Southfield, MI 48033	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/4/2029	37.2	37.2	34.8	0.01%
Swantown Inn and Spa, LLC	(#,^)	1431 11th Ave SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus 2.75%	1/3/2029	12.7	12.7	13.2	—%
York Concrete Corp	(#,^)	1 Plumb CT., Huntington Station, NY 11746	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2043	197.9	197.9	217.9	0.07%
Hernando Beach Motel LLC,The Purple Cow House o APancake AInc.	(#,^)	4291 Shoal Line Boulevard, Hernando Beach, FL 34607	Accommodation	Term Loan	Prime plus 2.75%	11/30/2043	222.4	222.4	247.8	0.08%
Tammy's Place LLC	(#,^)	235 North Mosby Ave, Littleton, NC 27850	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2044	436.0	436.0	481.7	0.15%
Microplex Co, Third Market LLC	(#,^)	244 Spokane Ave, Whitefish, MT 59937	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/30/2028	154.1	154.1	133.7	0.04%
Luxury Furniture, Inc.dba Venicasa & Luxe Home Interiors	(#,^)	13762 W State Rd 84, Davie, FL 33325	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2028	116.8	116.8	115.4	0.04%
Cabrera's Auto Services LLC	(#,^)	2206 N Central Ave, Chicago, IL 60639	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2043	80.2	80.2	85.3	0.03%
Water Station Holdings LLC	(#,^)	1104 N Keystone Ave, Indianapolis, IN 46201	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/30/2028	647.3	647.3	613.3	0.19%
Albert M. Quashie, DDS, PC	(#,^)	3331 Toledo Terrace Ste 308, Hyattsville, MD 20782	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/29/2043	64.4	64.4	67.1	0.02%
JJB Production LLC	(#,^)	458 N 7th St., Newark, NJ 07107	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/29/2028	6.9	6.9	6.0	—%
Albert M Quashie, DDS, PC	(#,^)	3331 Toledo Terrace Ste 308, Hyattsville, MD 20782	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/29/2028	81.8	81.8	77.7	0.02%
Sky Wonder Pyrotechnics, LLC dba Sky Wonder Fire and Safety Gear Up Te	(#,^)	3626 CR 203, Liverpool, TX 77577	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/28/2043	429.3	429.3	478.2	0.15%
Level Up Gaming, Inc	(#,^)	1132 Creighton Rd, Pensacola, FL 32504	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/28/2043	89.0	89.0	90.5	0.03%
Extreme Granite Corp	(#,^)	251 NW 1st St., Deerfield Beach, FL 33441	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/28/2043	185.4	185.4	202.6	0.06%
True Love Christian Academy LLC	(#,^)	466 E Raines Rd, Memphis, TN 38109	Social Assistance	Term Loan	Prime plus 2.75%	12/28/2043	41.5	41.5	45.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
BEK Holdings LLC, Veseli Fine Art Galleries, LLC, Trusted.com LLC, Exe	(#,^)	12930 Worldgate Drive, Herndon, VA 20170	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	1,188.9	1,188.9	1,221.9	0.38%
Best Global Alternative North, LLC	(#,^)	69 Lewis Ave, Atlantic Beach, NY 11509	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/21/2028	81.7	81.7	70.8	0.02%
M.A.W. Enterprises LLC dbaY-Not Pizza	(#,^)	45 E Main St., New Palestine, IN 46163	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/21/2028	21.0	21.0	19.4	0.01%
Thames Aquatic Club, LLC	(#,^)	14 Iron St., Ledyard, CT 06339	Educational Services	Term Loan	Prime plus 2.75%	10/21/2029	42.8	42.8	44.8	0.01%
On Call Electrical of Georgia LLC	(#,^)	2120 Plaster Bridge Rd NE, Atlanta, GA 30324	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/20/2043	656.9	656.9	682.6	0.21%
Commonwealth Warehouse Inc	(#,^)	11013 Kenwood Rd., Cincinnati, OH 45242	Warehousing and Storage	Term Loan	Prime plus 2.75%	12/20/2028	395.5	395.5	371.0	0.12%
High Desert Transport, Inc.	(#,^)	2015 Woodspring Terrace, Henderson, NV 89012	Truck Transportation	Term Loan	Prime plus 2.75%	12/19/2028	71.0	71.0	64.0	0.02%
K & A Automotive Inc	(#,^)	2070 Nooseneck Hill Rd, Coventry, RI 02816	Gasoline Stations	Term Loan	Prime plus 2.75%	11/19/2043	120.8	120.8	131.2	0.04%
Beau & HB Inc dba Beau's Billiard, Bowling & Arcade	(#,^)	100 Village Rd, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	41.1	41.1	40.7	0.01%
Cocomo Joe's LLC	(#,^)	3949 New Rd, Youngstown, OH 44515	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	0.6	0.6	0.5	—%
Saunders Management LLC dba Northern Light Espresso Bar and Cafe	(#,^)	536 Spruce St, Scranton, PA 18503	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2028	37.9	37.9	39.4	0.01%
Beau & HB Inc dba Beau's Billard, Bowling & Arcade	(#,^)	100 Village Rd, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/16/2043	69.7	69.7	73.2	0.02%
Cali Fit Meals	(#,^)	3450 E Orangethrope Ave, Anaheim, CA 92806	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	58.4	58.4	50.8	0.02%
Allegro Assisted Living Services of Texas LLC	(#,^)	3400 Remington Dr, Plano, TX 75023	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/15/2043	93.9	93.9	104.6	0.03%
Schafer Fisheries Inc.	(#,^)	21985 Waller Rd, Fulton, IL 61252	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/14/2028	47.0	47.0	48.8	0.02%
Salon Femi LLC	(#,^)	1107 Broad St., Bloomfield, NJ 07003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/9/2028	7.0	7.0	6.7	—%
US Dedicated LLC	(#,^)	13410 SE 26th Circle, Vancouver, WA 98683	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2028	392.2	392.2	346.7	0.11%
Jinwoo Sushi Inc	(#,^)	6590 Sugarloaf Pkwy, Duluth, GA 30097	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/9/2028	20.7	20.7	21.5	0.01%
McNeill Stokes	(#,^)	5372 Whitehall Pl SE, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2028	6.3	6.3	5.5	—%
Vancole Investments, Inc. dba Smoothie King #913	(#,^)	876 Virginia Ave, Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/7/2044	414.5	414.5	427.7	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
JN Thompson Ent,Inc.	(#,^)	400 5th Ave S Ste 100, Naples, FL 34102	Construction of Buildings	Term Loan	Prime plus 2.75%	12/7/2028	377.5	377.5	340.1	0.11%
JP Dhillon's Foods LLC	(#,^)	840 El Paseo de Saratoga, San Jose, CA 95130	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2029	91.9	91.9	79.9	0.02%
Modutech Marine Inc	(#,^)	2218 Marine View Drive, Tacoma, WA 98422	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/1/2028	350.4	350.4	364.3	0.11%
Peter Thomas Roth Labs LLC and June Jacobs Labs, LLC	(#,^)	460 Park Ave, Fl 16, New York, NY 10022	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/1/2028	303.5	303.5	262.9	0.08%
Steele Security, LLC dba Signal 88 Security of San Antonio	(#,^)	11230 West Ave Ste 2210, San Antonio, TX 78213	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/31/2028	103.2	103.2	90.7	0.03%
Abington Caregivers, LLC	(#,^)	7804 Montgomery Ave Unit 3-6, Elkins Park, PA 19027	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2043	123.9	123.9	132.1	0.04%
Organic Juice Bar Wexford LLC dba The OJB "The Organic Juice Bar"	(#,^)	1500 Village Run Rd, Wexford, PA 15090	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2029	76.4	76.4	67.8	0.02%
C.A.T.I. Armor, LLC	(#,^)	435 Packard Hwy, Charlotte, MI 48813	Apparel Manufacturing	Term Loan	Prime plus 2.75%	10/30/2043	207.9	207.9	216.7	0.07%
UK, LLC dba Pita Pit	(#,^)	20038 West Valley HWY, Kent, WA 98032	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2029	57.9	57.9	51.9	0.02%
JAL Group, Inc. dba Brainy Boulevard Daycare	(#,^)	3340-3342 West Bryn Mawr Ave, Chicago, IL 60659	Social Assistance	Term Loan	Prime plus 2.75%	10/29/2028	53.9	53.9	47.4	0.01%
Ohio Gold & Pawn LLC, Our New Building LLC and Corey Fischer	(#,^)	3970 Everhard Rd NW, Canton, OH 44709	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/26/2028	136.9	136.9	142.4	0.04%
Reliant Trucking Inc.	(#,^)	7197 Koamano St, Honolulu, HI 96825	Truck Transportation	Term Loan	Prime plus 2.75%	10/25/2028	123.4	123.4	114.0	0.04%
The Face Place, LLC dba Classic Aesthetics	(#,^)	4268 Cahaba Heights CT Ste 115, Vestavia, AL 35243	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/25/2028	9.3	9.3	8.1	—%
Bellas Sports Pub, Inc dba Brewmasters Tavern	(#,^)	1152 Main St., Coventry, RI 02816	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2043	68.5	68.5	75.6	0.02%
Shovels and Whiskey LLC	(#,^)	446 SE Washington St, Hillsboro, OR 97123	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	10/16/2043	75.6	75.6	82.0	0.03%
Hackstaff Restaurants LLC	(#,^)	248 W 1st St. Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	147.6	147.6	131.1	0.04%
TA Coleman, LLC dba Tom's Truck Shop	(#,^)	2101 Route 610, Woodbine, NJ 08270	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/12/2028	5.4	5.4	5.1	—%
Cater To You Agency, LLC, dba Cater To You	(#,^)	1319 Sherrick Rd SE, Canton, OH 44707	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/11/2043	22.3	22.3	23.2	0.01%
Faydon, Inc	(#,^)	1905 W Baker St., Ste A, Plant City, FL 33567	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/10/2028	69.6	69.6	72.0	0.02%
MB Click It Photography, LLC	(#,^)	100 Manchester Ranch Place, Aynor, SC 29511	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/10/2043	37.9	37.9	40.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Wellfleet Consulting Inc.	(#,^)	2275 Research Blvd Ste 500, Rockville, MD 20850	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/9/2028	13.9	13.9	12.1	—%
Apps Inc and Market Share Inc.	(#,^)	80 Main St., Old Saybrook, CT 06475	Telecommunications	Term Loan	Prime plus 2.75%	10/5/2028	88.2	88.2	76.4	0.02%
Moore Care LLC	(#,^)	8550 United Plaza Blvd., Baton Rouge, LA 79809	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/4/2028	48.3	48.3	41.8	0.01%
JAM Media Solutions LLC	(#,^)	11 Netherwood Terrace, East Orange, NJ 07017	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2028	811.9	811.9	728.8	0.23%
SwabCo Inc.	(#,^)	2341 East Ellis St., Leveland, TX 79336	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/28/2043	928.1	928.1	977.9	0.30%
Rami Technology USA, LLC	(#,^)	10400 NW 33rd St., Miami, FL 33172	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	165.9	165.9	145.4	0.05%
Mellow Sweets, Inc dba Jaafer Sweets & Marwan Hamdan	(#,^)	4825 North Kedzie Ave, Chicago, IL 60625	Food Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	53.0	53.0	46.3	0.01%
Burd Brothers Inc.	(#,^)	4005 Borman Drive, Batavia, OH 45103	Truck Transportation	Term Loan	Prime plus 2.75%	9/28/2028	494.2	494.2	471.5	0.15%
A-1 Van Sevices, Inc.	(#,^)	154 Sandy Creek Rd, Verona, PA 15147	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/28/2028	97.7	97.7	95.3	0.03%
Throop Family Holdings, Inc	(#,^)	7130 Crater Lake, White City, OR 97603	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2043	635.0	635.0	661.2	0.21%
La Venezia Corporation dba La Venezia Ballroom & Robertos Lounge	(#,^)	4646 SE 11th Place, Cape Coral, FL 33904	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2043	325.9	325.9	348.9	0.11%
LG Law Center, Inc	(#,^)	15452 Amar Rd, La Puente, CA 91744	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2028	13.8	13.8	12.4	—%
Blackwater Diving, LLC	(#,^)	112 Forrest Rd, Morgan City, LA 70380	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2028	735.8	735.8	656.9	0.20%
Quality Electric & Data	(#,^)	85 Franklin Rd Unit 9B, Dover, NJ 07801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2028	93.5	93.5	89.3	0.03%
Blue Seven, LLC	(#,^)	11111 San Jose Blvd, Ste 70, Jacksonville, FL 32223	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/27/2029	55.5	55.5	50.4	0.02%
Action Barricade Company, LLC and Barricade Holding LLC	(#,^)	1802 N 27th Ave, Phoenix, AZ 85009	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/27/2028	286.5	286.5	274.7	0.09%
Quality Electric & Data Inc.	(#,^)	85 Franklin RD Unit 9B, Dover, NJ 07801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2043	128.4	128.4	131.7	0.04%
Catherine Brandon, PSY.D., Inc dba Kenneth A Deluca, PH.D., & Associat	(#,^)	35888 Center Ridge Rd #5-6, North Ridgeville, OH 44039	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2028	109.2	109.2	95.1	0.03%
TFR Transit Inc, The Free Ride Inc, South Florida Free Ride Inc.,Tag-A	(#,^)	777 S Flagler Dr. Ste 800W, West Palm Beach, FL 33401	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	115.0	115.0	107.7	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Dentistry By Design, P.C	(#,^)	315 Walt Whitman Rd, #204/5, South Huntington, NY 11746	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2028	13.8	13.8	12.3	—%
US Shipping Trans Inc, Esteem Trucking Inc	(#,^)	16102 Sweetwater Court, Lathrop, CA 95330	Truck Transportation	Term Loan	Prime plus 2.75%	9/26/2028	777.1	777.1	760.7	0.24%
Above and Beyond Preschool LLC	(#,^)	672-678 Camellia Drive, Royal Palm Beach, FL 33411	Social Assistance	Term Loan	Prime plus 2.75%	9/26/2043	544.7	544.7	587.1	0.18%
LTS School, Inc.	(#,^)	3731 NW 9th Ave, Deerfield Beach, FL 33064	Educational Services	Term Loan	Prime plus 2.75%	9/26/2043	99.6	99.6	111.0	0.03%
Anglin Cultured Stone Products LLC dba Anglin Construction	(#,^)	877 Salem Church Rd, Newark, DE 19702	Construction of Buildings	Term Loan	8.25%	9/26/2028	95.5	95.5	81.1	0.03%
Ace Auto Recovery, Inc.	(#,^)	1209 North Lane Ave, Jacksonville, FL 32254	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2043	157.7	157.7	168.5	0.05%
Bhatti LLC, Bhatti 3 LLC, dba Auntie Annes	(#,^)	7219 Silver Mist Ave, North Chesterfield, VA 23237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/25/2028	115.3	115.3	103.9	0.03%
Newsome Mobile Notary LLC	(#,^)	8153 12th Ave SW, Seattle, WA 98106	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2028	4.8	4.8	4.2	—%
Steadfast Support Services, LLC	(#,^)	1432 Crooked Stick Drive, O'Fallon, MO 63366	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	9/25/2028	9.7	9.7	8.4	—%
Phillip Ramos Upholstery Inc.	(#,^)	3835 Elm St., Denver, CO 80207	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2028	14.2	14.2	12.3	—%
DC Lofty, LLC,	(#,^)	301 I St. NW, Washington, DC 20001	Accommodation	Term Loan	Prime plus 2.75%	9/21/2028	20.7	20.7	18.1	0.01%
Southern Services and Equipment, Inc	(#,^)	321 Bayou Rd, Saint Bernard, LA 70085	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2028	402.2	402.2	381.0	0.12%
Southern Services and Equipment, Inc.	(#,^)	321 Bayou Rd, Saint Bernard, LA 70085	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2043	207.9	207.9	211.6	0.07%
MillClem Corporation & Monticello Corporation	(#,^)	16660 Oak St., Dillwyn, VA 22936	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/21/2043	326.0	326.0	362.8	0.11%
The Garden Club, LLC	(#,^)	125 South DuBuque St., Iowa City, IA 52240	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/21/2028	6.2	6.2	5.4	—%
D & D Optics Inc dba Sterling Optical	(#,^)	1487 East LaSalle Drive, Bismark, ND 58503	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	49.7	49.7	43.9	0.01%
Tables and Bars Services, Inc and Tables and Bars Rentals, LLC	(#,^)	5051 Peachtree Corners Cir #200, Norcross, GA 30092	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/20/2028	16.6	16.6	15.4	—%
Sommer Auto Sales, Inc	(#,^)	8670 E. Main St., Reynoldsburg, OH 43068	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/20/2028	329.4	329.4	341.5	0.11%
Super Station Inc	(#,^)	8855 N Country Rd 25A, Pique, OH 45356	Gasoline Stations	Term Loan	Prime plus 2.75%	9/19/2043	207.4	207.4	230.8	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Dash Point Distributing LLC, Dash Point Logistics LLC and Sara Consal	(#,^)	35000 Pacific Hwy, Federal Way, WA 98003	Truck Transportation	Term Loan	Prime plus 2.75%	9/19/2028	432.2	432.2	374.0	0.12%
Watearth Inc	(#,^)	445 S Figuerora Ste 3128, Los Angeles, CA 90071	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/19/2028	20.7	20.7	17.9	0.01%
Lewis River Golf Course, Inc.	(#,^)	3209 Lewis River Rd, Woodland, WA 98674	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/19/2043	491.9	491.9	547.5	0.17%
C3 Capital, Inc	(#,^)	10010 N. Hampton Cove Lane, Indianapolis, IN 46236	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/19/2028	621.2	621.2	598.5	0.19%
M&P RV LLC dba M&P RV	(#,^)	10 Century Lane, Dillsburg, PA 17019	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/19/2043	110.7	110.7	122.3	0.04%
DB Talak LLC	(#,^)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/18/2043	149.5	149.5	157.4	0.05%
E & G Enterprises LLC dba Comfort Keepers	(#,^)	220 Middle St., Franklin, VA 23851	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/18/2028	5.5	5.5	4.8	—%
Glendale Grill Inc, Roddy Cameron, Jr & John K Symasko	(#,^)	65 Glendale St., Easthampton, MA 01027	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2043	172.2	172.2	182.3	0.06%
Pastel de Feira LLC dba Original Pastel De Feira	(#,^)	4244 Pine Ridge CT, Weston, FL 33331	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2028	5.6	5.6	5.2	—%
Culmination Motorsports, Inc.	(#,^)	160 W 91st Ave Unit B, Anchorage, AK 99515	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2043	550.5	550.5	608.3	0.19%
Baby's on Broadway LLC	(#,^)	47 E Broadway, Little Falls, MN 56345	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/14/2028	46.0	46.0	43.0	0.01%
L&M Equipment, Inc	(#,^)	Mile 2.5 Alaska Peninsula Hwy, Naknek, AK 99633	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/14/2043	1,229.8	1,229.8	1,314.4	0.41%
Innovim LLC	(#,^)	6401 Golden Triangle Dr. #200, Greenbelt, MD 20770	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/14/2028	115.0	115.0	99.4	0.03%
J & C Garcia LLC	(#,^)	26 Broad St., Alexander City, AL 35010	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/14/2028	68.1	68.1	60.4	0.02%
QBS, LLC dba Sterling Optical Exton	(#,^)	211 W Lincoln Hwy, Exton, PA 19341	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/14/2028	74.7	74.7	65.3	0.02%
Rihahn Inc. dba RDBL, Inc	(#,^)	1397 McGuire Rd, Lamar, AR 72846	Forestry and Logging	Term Loan	Prime plus 2.75%	9/14/2028	126.2	126.2	117.5	0.04%
Underground Productions LLC dba 31 Escape	(#,^)	1731 Decatur Hwy, Fultandale, AL 35068	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2043	97.2	97.2	108.2	0.03%
Brewster Marketplace Pharmacy & Hardware, LLC	(#,^)	811 Old Hwy 97, Brewster, WA 98812	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/13/2028	80.5	80.5	69.6	0.02%
Innovative Network Solutions Inc	(#,^)	31567 West 10 Mile Rd, Farmington Hills, MI 48336	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/13/2028	113.9	113.9	101.9	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
TPE Midstream LLC, Dasahm Company, S & S Ventures LLC and TPE Supply L	(#,^)	7799 South Regency Drive, Tulsa, OK 74131	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/13/2028	243.8	243.8	228.9	0.07%
Rancho Paving, Inc	(#,^)	339 Cypress Lane, El Cajon, CA 92020	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/10/2028	172.5	172.5	170.4	0.05%
Pool Guard of LA	(#,^)	10866 Washington Blvd, Apt. #24, Culver City, CA 90232	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/7/2028	20.7	20.7	18.0	0.01%
Dr. G's Urgent Care LLC	(#,^)	1425 S Congress Ave, Delray Beach, FL 33445	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2028	20.7	20.7	18.0	0.01%
Pelican Executives Suites, LLC	(#,^)	2200 Colorado Ave Ste 131, Santa Monica, CA 90404	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/7/2028	285.7	285.7	247.0	0.08%
NY Tent, LLC dba Tent Company of New York LLC, NY Tent Parent LLC, Dav	(#,^)	140141 Lakeland Ave, Bohemia, NY 11716	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/7/2028	296.7	296.7	281.1	0.09%
MurlinComputerCompany LLC dba Murlin Computer,	(#,^)	3000 Erika Ave, Sedalia, MO 65301	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/7/2028	14.3	14.3	12.8	—%
Asheville Spine and Nerve Institute PC	(#,^)	190 Broadway St., Ste 205, Asheville, NC 28801	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2043	89.6	89.6	98.7	0.03%
Trolley Express Philly, Inc dba Shuttlebee &Honeybee Transportation LL	(#,^)	3401 Market St. Ste 200, Philadelphia, PA 19104	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/6/2028	11.7	11.7	10.7	—%
LACCRB LLC dba PostNet	(#,^)	3250 Retail Dr Ste 120, Carson City, NV 89706	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2028	14.0	14.0	12.3	—%
Living Centers Inc. dba Veranda House Senior Living	(#,^)	5129 E 5th St, Katy, TX 77493	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	8/31/2043	414.4	414.4	461.2	0.14%
National Stone LTD and NSI Group Inc	(#)	804-810 W Shady Grove Rd, Grand Prairie, TX 75050	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/31/2044	270.0	270.0	301.7	0.09%
XL Soccer World Orlando. LLC, XL Soccer World Saco LLC, XL Sports Worl	(#,^)	825 Courtland St., Orlando, FL 32804	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/30/2043	442.1	442.1	492.1	0.15%
Stat Constructor L.P	(#,^)	9573 US Hwy 220, Stoneville, NC 27048	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/30/2028	95.2	95.2	98.8	0.03%
Extreme Engineering, Inc.	(#,^)	598 Oliver Dr, Troy, MI 48084	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/29/2028	114.7	114.7	100.2	0.03%
Kotyark LLC dba Gibsonton Motel	(#,^)	11545 US Hwy 41S, Gibsonton, FL 33534	Accommodation	Term Loan	Prime plus 2.75%	8/29/2043	81.1	81.1	90.2	0.03%
ARVAmethod LLC	(#,^)	516 N Ogden Ave #150, Chicago, IL 60642	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2028	2.2	2.2	1.9	—%
Greenfield Hill Wines & Spirits, LLC	(#,^)	65 Hillside Rd, Fairfield, CT 06824	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2028	84.1	84.1	73.6	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Graphish Studio, Inc.	(#,^)	231 Main St., Stamford, CT 06901	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2028	6.9	6.9	5.9	—%
JFK Transportation Inc	(#,^)	4 Mechanic St, Natick, MA 01760	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/28/2028	147.9	147.9	130.7	0.04%
Atlas Geo-Constructors LLC	(#,^)	3466 Thomasville Rd, Winston-Salem, NC 27107	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/24/2028	68.5	68.5	68.2	0.02%
Montana Life Group, LLC	(#,^)	8 N 9th Ave, Bozeman, MT 59715	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/24/2028	6.9	6.9	5.9	—%
Finn & Emma LLC	(#,^)	1275 Bloomfield Ave Bldg 5 Unit 28B, Fairfield, NJ 07004	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/24/2028	113.4	113.4	98.1	0.03%
Wearware Inc dba FlyWire Cameras	(#,^)	2204 Blackmoor Park Lane, Lexington, KY 40509	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	20.6	20.6	18.2	0.01%
Evans and Paul LLC, Evans & Paul Unlimited Corp	(#,^)	140 Dupont St., Plainview, NY 11803	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	79.9	79.9	71.5	0.02%
Zash LLC dba Papa Murphy's take 'N' Bake Pizza	(#,^)	2303 White Bear Ave, Maplewood, MN 55025	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2028	38.6	38.6	35.6	0.01%
Buffalo Biodiesel Inc.	(#,^)	225 Sawyer Ave, Tonawanda, NY 14150	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/21/2028	1,134.1	1,134.1	1,125.0	0.35%
Ginekis Enterprises, Inc dba Locanda Veneta	(#,^)	8638 W Third St., Los Angeles, CA 90048	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/20/2028	78.5	78.5	68.3	0.02%
Wilkie J. Stadeker DDS	(#,^)	123 Marble Mill Rd, Ste B, Marietta, GA 30060	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/17/2028	38.8	38.8	33.6	0.01%
Geo Tek Alaska, Inc	(#,^)	2756 Commercial Drive, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/17/2044	125.9	125.9	133.8	0.04%
ATI Jet, Inc.	(#,^)	7007 Boeing Drive, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	8/16/2028	196.7	196.7	187.6	0.06%
Lewins Law, P.C.	(#,^)	7920 Belt Line Rd Ste 650, Dallas, TX 75254	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/16/2028	16.4	16.4	14.2	—%
GS Bath Inc	(#,^)	5335 E Kaviland Ave, Fresno, CA 93725	Truck Transportation	Term Loan	Prime plus 2.75%	8/15/2028	525.3	525.3	520.5	0.16%
Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 78257	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/14/2028	40.1	40.1	36.7	0.01%
L.A. Insurance Agency GA 10 LLC	(#,^)	6655 Tara Blvd Ste 401, Jonesboro, GA 30236	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/10/2028	10.3	10.3	8.9	—%
David D. Sullivan dba DMS Construction	(#,^)	6400 Charwood Place, Bakersfield, CA 93306	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/9/2028	12.3	12.3	10.7	—%
Crystal Shores Inc. dba Shorewood Laundromat	(#,^)	700 West Jefferson St., Shorewood, IL 60404	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/9/2028	20.4	20.4	18.5	0.01%
Palanuk & Associates, Inc.dba Wolfpk	(#,^)	28110 SE Fern Drive, Boring, OR 97009	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/8/2028	93.8	93.8	81.9	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Mercedes Cab Company, Inc	(#,^)	35 Alden St., Providence Town, MA 02657	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/7/2028	118.8	118.8	106.6	0.03%
CJNR, LLC	(#,^)	208 East Main St., Elma, WA 98541	Accommodation	Term Loan	Prime plus 2.75%	8/7/2043	119.6	119.6	133.2	0.04%
Ron's Pool and Spa Services LLC	(#,^)	1419 NE 30th St., Pompano, FL 33064	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/3/2028	3.4	3.4	3.0	—%
20th Century Lanes, Inc dba West Seattle Bowl	(#,^)	4505 39 Ave SW, Seattle, WA 98116	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/3/2028	102.8	102.8	100.6	0.03%
Alma Jacobsen,ODD Family Eye Care & Contact Lens LLC	(#,^)	1700 Nottingham Way Ste 12A, Hamilton, NJ 08619	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	8/3/2028	55.1	55.1	48.5	0.02%
Millwork Unlimited, Incorporated	(#,^)	8264 Pine Cay Rd, Wellington, FL 33414	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	8/2/2028	6.9	6.9	5.9	—%
Accel Compression Inc., Accel Workover Services, Inc	(#,^)	4500 S Country Rd, Odessa, TX 79765	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2043	305.8	305.8	316.8	0.10%
Samy Optical LLC dba Site for Sore Eyes	(#,^)	1350 Travis Blvd Ste 1507A, Fairfield, CA 94533	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/1/2028	101.7	101.7	88.0	0.03%
Accel Compression Inc., Accel Workover Services Inc. dba Mica Tool & T	(#,^)	4500 S. Country Rd 1310, Odessa, TX 79765	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2028	422.7	422.7	409.5	0.13%
CSL Services Inc	(#,^)	7905 Browning Rd, Ste.312,314,316, Pennsauken, NJ 08109	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/27/2028	496.8	496.8	460.0	0.14%
Nunez Enterprises Corporation dba La Casa	(#,^)	3330 Piedmont RD NE, Atlanta, GA 30305	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/26/2028	7.5	7.5	6.5	—%
Sandlot Sports Inc dba Play it Again Sports	(#,^)	814 N Main St., Leominster, MA 01453	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	7/26/2028	17.0	17.0	14.7	—%
Summitsoft Corporation	(#,^)	11105 Mockingbird Drive, Omaha, NE 68137	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	7/26/2028	117.4	117.4	102.0	0.03%
Relevant Elephant ,LLC	(#,^)	ON320 Woodvale St, Winfield, IL 60190	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2028	8.2	8.2	7.1	—%
Fitness Central, Inc dba Fitness Central	(#,^)	4335 PA Route 309, Schnecksville, PA 18078	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	7/25/2028	56.7	56.7	50.3	0.02%
HAVL Enterprises Inc dba FedEx	(#,^)	1447 Lake George Drive, Lake Mary, FL 32746	Couriers and Messengers	Term Loan	Prime plus 2.75%	7/24/2028	17.8	17.8	18.5	0.01%
Top Shelf Towing and Road Service, LLC	(#,^)	25 Sycamore St., Carnegie, PA 15106	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/24/2028	11.9	11.9	10.4	—%
TR Nails, LLC dba Simple Nails	(#,^)	158 Great Rd, Bedford, MA 01730	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/20/2028	56.6	56.6	49.0	0.02%
ZA Trucking LLC	(#,^)	5945 York Way, East Lansing, MI 48823	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2028	9.3	9.3	8.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
674 Club LLC	(#,^)	674 N Orleans, Chicago, IL 60654	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2043	256.9	256.9	285.9	0.09%
Mother's Cantina LLC dba Mother's Cantina	(#,^)	2810 Philadephia Ave Unit #10, Ocean City, MD 21842	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/13/2028	62.4	62.4	55.1	0.02%
Smart-tel Communications LLC	(#,^)	9720 W. Colfax Ave Ste 100, Lakewood, CO 80215	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2028	20.4	20.4	21.2	0.01%
HQTRONICS LLC	(#,^)	10135 S Roberts Rd Ste 209, Palos Hills, IL 60465	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/13/2028	56.7	56.7	49.0	0.02%
Smoove Move Productions, LLC dba Smoove Move Productions	(#,^)	3932 North 16th St., Omaha, NE 68110	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	7/12/2028	9.6	9.6	9.9	—%
Talent Logistix, LLC, Pinpoint Staffing LLC & ITC 2.0 LLC	(#,^)	6350 Shadeland Ave, Indianpolis, IN 46220	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/3/2028	56.7	56.7	51.0	0.02%
Vital Inspection Professionals, Inc. dba VIP	(#,^)	180 Airpark Industrial Rd, Alabaster, AL 35007	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/3/2028	282.4	282.4	272.0	0.08%
Deal to Win Inc	(#,^)	575 Underhill Blvd Ste 216, Syosset, NY 11791	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/3/2028	113.4	113.4	98.1	0.03%
US Cargo Express, LLC	(#,^)	4735 22 Mile Rd, Utica, MI 48317	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/2/2043	86.9	86.9	96.8	0.03%
M J Losito Electrical Contractor's, Inc	(#,^)	98 Wooster St., Bethel, CT 06801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2028	46.7	46.7	43.6	0.01%
Bio-Haz Solutions, Inc	(#,^)	23 Tonolli Rd, Nesquehoning, PA 18240	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/29/2029	236.8	236.8	239.9	0.07%
Bio-Haz Solutions, Inc.	(#,^)	23 Tonoli Rd, Nesquehoning, PA 18240	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/29/2044	365.2	365.2	382.2	0.12%
Critter Cabana, LLC dba Critter Cabana	(#,^)	516 East Main St., Newberg, OR 97132	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/28/2028	75.5	75.5	69.2	0.02%
Corptek Solutions LLC	(#,^)	2363 N Hwy 287 Ste 111, Mansfield, TX 76063	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2028	42.8	42.8	39.2	0.01%
Julie Cooper-Bierman dba Forever Shopper	(#,^)	7435 Piute Creek Dr, Corona, CA 92881	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/27/2028	14.5	14.5	13.2	—%
National Dredging Services of North Florida, Inc.	(#,^)	1537 Northwest Main Blvd., Lake City, FL 32055	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2028	48.2	48.2	50.5	0.02%
Darnoc Enterprises Inc, Setira Paul Inc dba Conrad's Famous Bakery, In	(#,^)	299 Utica Ave, Brooklyn, NY 11203	Food Manufacturing	Term Loan	Prime plus 2.75%	6/27/2043	347.4	347.4	385.0	0.12%
InUSA Ventures, Inc	(#,^)	508 Hyacinthus Court, San Ramon, CA 94582	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/27/2028	45.1	45.1	41.2	0.01%
National Dredging Services of North Florida, Inc.	(#,^)	1537 Northwest Main Blvd., Lake City, FL 32055	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2043	28.3	28.3	32.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
RLW4 Builders LLC	(#,^)	152 Tuckahoe Lane, Southhampton, NY 11968	Construction of Buildings	Term Loan	Prime plus 2.75%	6/27/2043	980.0	980.0	1,112.0	0.35%
Nick's Country Kitchen, LLC	(#,^)	3 Flanders RD, Building #1, Bethlehem, CT 06751	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2028	20.3	20.3	18.8	0.01%
Bengals, Inc. dba Royal Liquor Mart	(#,^)	3714 E State St., Rockford, IL 61108	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/26/2043	104.1	104.1	113.1	0.04%
Peter Thomas Roth Labs LLC, & June Jacobs Labs, LLC,	(#,^)	460 Park Ave, Fl 16, New York, NY 10022	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/26/2028	833.7	833.7	783.0	0.24%
Sun Pools, Inc	(#,^)	130 Holiday LN, Albany, KY 42602	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2043	299.9	299.9	308.5	0.10%
DPF Filters Inc.	(#,^)	2832 Golden State Blvd., Madera, CA 93637	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/25/2028	62.0	62.0	58.0	0.02%
Sun Pools, Inc dba Sun Fiberglass Pools	(#,^)	130 Holiday Lane, Albany, KY 42602	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2028	704.2	704.2	665.2	0.21%
Mr. Lube, Inc	(#,^)	721 E Westpoint Drive., Wasilla, AK 99654	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2043	654.6	654.6	698.2	0.22%
Mr. Lube, Inc.	(#,^)	721 E. West Point Drive, Wasilla, AK 99654	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2028	542.6	542.6	534.1	0.17%
The Desert House Assisted Living ,LLC dba The Desert House Assisted Li	(#,^)	11055 E Grove St, Mesa, AZ 85208	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/22/2043	77.1	77.1	85.5	0.03%
Sushi Prime, LLC and Vasilia Investments	(#,^)	32 SE 2nd Ave, Delray Beach, FL 33444	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2028	248.3	248.3	238.5	0.07%
Judy E. Moncrief C.P.A LLC	(#,^)	910 Pierremont Rd, Ste311, Shreveport, LA 71106	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2028	8.3	8.3	7.6	—%
Martha Beauty Supply And Braiding, Inc.	(#,^)	538 E Boughton Rd, Bolingbrook, IL 60440	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/22/2043	138.8	138.8	157.3	0.05%
Independent Life LLC	(#,^)	4955 S Durango Dr. #124, Las Vegas, NV 89113	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/21/2028	112.9	112.9	103.4	0.03%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	300 Harold Dow Hwy, Elliot, ME 03903	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2043	238.6	238.6	257.7	0.08%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	300 Harold Dow Hwy, Eliot, ME 03903	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2028	128.4	128.4	128.2	0.04%
Lilo Holdings LLC	(#,^)	933 Port Reading Ave, Port Reading, NJ 07064	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2028	16.9	16.9	15.8	—%
Colovic Hackettstown Dairy LLC	(#,^)	22 Route 57, Hackettstown, NJ 07840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2043	269.9	269.9	304.6	0.09%
Mid America Motorworks, Inc and Yager Holdings L.P	(#,^)	2900 North 3rd St., Effingham, IL 62401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/19/2043	494.4	494.4	560.4	0.17%
Jones Roger Sherman Inn, Inc.	(#,^)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2028	395.7	395.7	414.3	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Schumacker Recreation, LLC	(#,^)	5325 S University Drive, Davie, FL 33328	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/18/2028	135.2	135.2	141.5	0.04%
Allen Theatre and Back Stage Cafe LLC	(#,^)	36 East. Main St., Annville, PA 17003	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/18/2043	123.5	123.5	137.8	0.04%
Softrol Systems Inc dba Softrol Systems	(#,^)	1100 Northpoint Pkwy SE, Acworth, GA 30102	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/15/2028	794.7	794.7	736.6	0.23%
Oil Palace Inc.	(#,^)	10408 Hwy 64 E, Tyler, TX 75707	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/15/2043	142.2	142.2	161.4	0.05%
Venzix Ventures Inc. dba Venzix	(#,^)	750 Legend Oak Drive, Fountain, CO 80817	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/15/2028	11.9	11.9	11.9	—%
Dianne Williams and Louis Williams dba Sweetlips Store	(#,^)	3870 Sweet Lips Rd, Henderson, TN 38340	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/15/2043	45.3	45.3	50.0	0.02%
Northway Exit 29 Campground, Inc dba Adirondacks Jellystone Parks & Pa	(#,^)	4035 Blue Ridge Rd, North Hudson, NY 12855	Accommodation	Term Loan	Prime plus 2.75%	6/15/2043	211.9	211.9	240.2	0.07%
Barrett Appliance Distributors Inc. dba Barrett Appliance and Home Pr	(#,^)	1760 Swan Lake Rd, Bossier City, LA 71111	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/14/2043	614.2	614.2	641.2	0.20%
Barrett Appliance Distributors, Inc dba Barrett Appliance and Home Pr	(#,^)	1760 Swan Lake Rd, Bossier City, LA 71111	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/14/2028	468.7	468.7	450.0	0.14%
E & J Sims Co. LLC	(#,^)	28 Broad St., Bloomfield, NJ 07003	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2028	45.1	45.1	42.6	0.01%
Tele Tax Express Inc	(#,^)	166 Getty Ave, Paterson, NJ 07503	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2028	20.3	20.3	20.4	0.01%
Team Sandy Blanton Realty, Inc	(#,^)	1225 West Gregory St, Pensacola, FL 32502	Real Estate	Term Loan	Prime plus 2.75%	6/14/2043	95.6	95.6	101.3	0.03%
Mastiff Studios LLC	(#,^)	2919 West Colorado Ave, Colorado Springs, CO 80904	Educational Services	Term Loan	Prime plus 2.75%	6/13/2043	41.9	41.9	47.1	0.01%
Ciasom LLC dba Mosaic	(#,^)	1040-1042 Richard Ave, Santa Clara, CA 95050	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/11/2028	162.2	162.2	149.3	0.05%
Skyways LTD,Jet 60 LLC,Mendean Jonath, Inc,Jet AOG, Inc & Jonathan Men	(#,^)	426 15th St. NW, Huron, SD 57350	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/8/2043	370.6	370.6	396.9	0.12%
Beyond Grooming LLC and Michelle McWatters	(#,^)	1200 Old Martindale Rd, San Marcos, TX 78666	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/8/2043	42.1	42.1	47.3	0.01%
Camp K-9 Pet Resort & Spa, Inc.	(#,^)	18501 Le Claire Ave, Tinley Park, IL 60478	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/8/2028	7.4	7.4	6.9	—%
Icebox Cafe, L.C. and Icebox Cafe at Doral,LLC	(#,^)	1855 Purdy Ave, Miami Beach, FL 33139	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2028	713.4	713.4	664.6	0.21%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Applied Behavioral Consulting, Inc	(#,^)	422 Blooming Grove Tpke, New Windsor, NY 12553	Social Assistance	Term Loan	Prime plus 2.75%	6/7/2043	49.0	49.0	54.8	0.02%
H S Corporation dba Lake Anna Lodge	(#,^)	5152 Courthouse Rd, Spotsylvania, VA 22551	Accommodation	Term Loan	Prime plus 2.75%	6/7/2043	128.6	128.6	145.8	0.05%
Anurag, LLC dba Oakwood Package Store	(#,^)	191-195 Oakwood Ave, West Hartford, CT 06107	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/6/2043	135.0	135.0	144.7	0.04%
Sowells Consulting Engineers, LLC	(#,^)	13430 Northwest Freeway #260, Houston, TX 77040	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/6/2028	20.3	20.3	18.7	0.01%
Hardway Inc and A F C Leasing, Inc	(#,^)	12533 S. 73rd East Place, Bixby, OK 74008	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/6/2028	265.0	265.0	242.5	0.08%
Funtime ,LLC dba Indoor Playgrounds International	(#,^)	13200 West Foxfire Drive Ste 144, Surprise, AZ 85378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2028	225.4	225.4	206.5	0.06%
SSD Designs LLC	(#,^)	10840 Bay Hill Club Drive, Charlotte, NC 28277	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/5/2028	66.9	66.9	61.8	0.02%
BTD Feed & Nutrition, LLC dba Thomaston Feed Cheshire	(#,^)	943 South Main St., Cheshire, CT 06410	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/1/2028	46.3	46.3	42.4	0.01%
Mastrocinque Restaurant Management Company LLC dba Santionii's Itali	(#,^)	3535 Hwy 17 Unit 14-15, Fleming Island, FL 32003	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2028	56.5	56.5	57.5	0.02%
Awan Business Management Group LLC, Awan Sign Company lLLC &Awan Promo	(#,^)	14429 South Wallin Drive, Plainfield, IL 60544	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2043	270.8	270.8	298.3	0.09%
Seraj Wireless, LLC	(#,^)	132 Madison Ave, Albany, NY 12202	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	5/31/2028	111.9	111.9	117.1	0.04%
Brooks Seaplane Service Inc and Lunt Enterprises LLC	(#,^)	105 Northern Blvd, Coeur d'Alene, ID 83814	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	5/31/2028	132.3	132.3	121.1	0.04%
SSMV LLC dba Burgerim	(#,^)	115 Pelham Rd, Ste 1, Greenville, SC 29615	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/30/2028	59.6	59.6	58.7	0.02%
Eagle Aggregate Transportation, LLC	(#,^)	4401 N I-35 Ste 113, Denton, TX 76207	Truck Transportation	Term Loan	Prime plus 2.75%	5/30/2028	78.5	78.5	74.9	0.02%
Crowley Ventures, LLC	(#,^)	665 Worthington Rd, Westerville, OH 43082	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2028	66.8	66.8	62.0	0.02%
Iloka, Inc dba New Cloud Networks	(#,^)	160 Inverness Drive W Ste 150, Englewood, CO 80112	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2028	223.7	223.7	215.7	0.07%
Dream Spa LLC and Dream Spa Greenwich LLC	(#,^)	1220 Post Rd East, Westport, CT 06880	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	89.5	89.5	82.8	0.03%
Broadalbin Properties LLC dba Broadalbin Hotel & 1854 Pub & Eatery	(#,^)	59 West Main St, Broadalbin, NY 12025	Accommodation	Term Loan	Prime plus 2.75%	10/25/2043	199.4	199.4	226.5	0.07%
Adow Pools LLC	(#,^)	393 Glenbrook Rd, Stamford, CT 06906	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	156.6	156.6	146.5	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Ocean Breeze Holdings, LLC, Ocean Beach Resort LLC & Ocean Breeze LanC	(#,^)	3 Williams Ave, Mystic, CT 06355	Accommodation	Term Loan	Prime plus 2.75%	5/25/2043	1,245.1	1,245.1	1,411.3	0.44%
Starship, LLC dba Tint World Smyrna	(#,^)	2274 S Atlanta Rd SE, Smyrna, GA 30080	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/25/2043	96.6	96.6	107.9	0.03%
DMA Equipment LLC	(#,^)	700 Lee St., Elk Grove Village, IL 60007	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/24/2043	255.7	255.7	275.6	0.09%
Seaside Acupuncture LLC	(#,^)	1041 Johnnie Dodds Blvd #2C, Mt Pleasant, SC 29464	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/24/2043	48.9	48.9	53.6	0.02%
Chem-Flotronics, Inc.	(#,^)	195 Paterson Ave, Little Falls, NJ 07424	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/22/2028	89.5	89.5	83.5	0.03%
Yakov Levy M.D., P.C.	(#,^)	70-31 108th St., Forest Hills, NY 11375	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	32.8	32.8	30.3	0.01%
Mark A Espinoza, DDS PLLC dba Central Dental Care	(#,^)	9315 N Central Ave, Phoenix, AZ 85020	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	54.6	54.6	49.9	0.02%
JVLS LLC dba Vaccines 2 Go	(#,^)	4060 Johns Creek Parkway Ste H, Suwanee, GA 30024	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/17/2028	7.4	7.4	6.8	—%
On Stage Enterprises LLC, On Stage Theaters Branson, LLC, On Stage Th	(#,^)	4570 W Post Rd, Ste 100, Las Vegas, NV 89118	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/17/2028	223.7	223.7	204.8	0.06%
Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 78550	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/16/2028	134.1	134.1	128.8	0.04%
Joshua One Limited Liability Company dba Genesis Personal Fitness	(#,^)	28 North State St. Unit 100, Newtown, PA 18940	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/16/2043	314.4	314.4	336.4	0.10%
James T. Hendel dba Autotexx Mobile Auto Repair	(#,^)	5857 Hwy 101 N, Rockmart, GA 30153	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2028	6.7	6.7	7.0	—%
Fireplace Outlet Inc	(#,^)	8216 Main St., Williamsville, NY 14221	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/15/2028	20.1	20.1	21.1	0.01%
Galore Salon & Extension Lounge Inc dba Pretty Chic Hair & Lashes	(#,^)	5714 Edmondson Pike Ste 24, Nashville, TN 37211	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/14/2028	4.0	4.0	3.7	—%
Circle and Square, Inc dba Stamford Kumon	(#,^)	50 Forest St. Ste 902, Stamford, CT 06901	Educational Services	Term Loan	Prime plus 2.75%	5/11/2028	38.0	38.0	34.8	0.01%
Bote Virginia Beach, Inc. dba Bote Virginia Beach	(#,^)	1080 Nimmo Pkwy Ste 104, Virginia Beach, VA 23454	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/11/2028	10.1	10.1	9.3	—%
Daniel Woodward, DC PLLC dba Doc's Body Shop	(#,^)	3084 N Goliad St., Ste 114, Rockwall, TX 75087	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/11/2028	36.8	36.8	33.7	0.01%
Adhara, LLC	(#,^)	18123 E Appleway Ave, Spokane Valley, WA 99016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/11/2043	42.9	42.9	47.0	0.01%
Baby Gentry's Childcare & Learning Academy	(#,^)	4203 Shenandoah Drive, Dayton, OH 45417	Social Assistance	Term Loan	Prime plus 2.75%	5/10/2028	10.1	10.1	9.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
P & M Entertainment, LLC dba Luv 2 Play	(#,^)	35 Lafayette Rd, Ste 8, North Hampton, NH 03862	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/10/2028	108.6	108.6	103.2	0.03%
Buy Gitomer Inc., Gitgo LLC.,GitGo Archives, LLC, and Jeffrey Gitomer	(#,^)	310 Arlington Ave Unit 329, Charlotte, NC 28203	Educational Services	Term Loan	Prime plus 2.75%	5/9/2043	711.1	711.1	806.0	0.25%
Whitetail Nurseries Inc	(#,^)	2050 S. Beltline Rd, Mesquite, TX 75181	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2028	239.4	239.4	236.0	0.07%
Oculi Entertainment Inc	(#,^)	2000 W. Magnolia Blvd, Ste 100, Burbank, CA 91506	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	5/8/2028	19.9	19.9	18.3	0.01%
Schmaltz Operations LLC dba Companion Camp	(#,^)	3408 Castle Rock Farm Rd, Pittsboro, NC 27312	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/7/2028	53.7	53.7	53.0	0.02%
Container Shipping, LLC	(#,^)	533 Nova Rd Ste 213B, Ormond Beach, FL 32174	Support Activities for Transportation	Term Loan	Prime plus 2.75%	5/4/2028	44.7	44.7	41.0	0.01%
Wilbur Standford Jr Trucking and Excavating, LLC	(#,^)	7505 North Chases Lake Rd, Watson, NY 13343	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/3/2028	214.8	214.8	215.6	0.07%
McIntosh Trail Management Service Organization, Inc.	(#,^)	747 South Hill St., Griffin, GA 30223	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/1/2028	85.0	85.0	89.0	0.03%
Olmsted LLC and 626 Van LLC dba Maison Yaki	(#,^)	659 Vanderbilt Ave, Brooklyn, NY 11238	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/1/2029	220.4	220.4	207.4	0.06%
Metropolitan Solutions Inc.	(#,^)	1420 Chestnut St., Portsmouth, VA 23704	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2043	173.3	173.3	178.5	0.06%
Brenden Kehren Development LLC	(#,^)	14689 Gemara Rd, Sparta, WI 54656	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	2.7	2.7	2.4	—%
Saltamontes Tire Company, LLC	(#,^)	1955 Boston Ave, Brodgeport, CT 06604	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2043	100.2	100.2	110.1	0.03%
Corona Dance, LLC dba Huracan Dance Studio	(#,^)	480 West Main St., Stamford, CT 06902	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/30/2028	10.6	10.6	9.7	—%
Sunlinc Inc	(#,^)	170 Canterbury Court, East Windsor, NJ 08520	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	8.7	8.7	7.9	—%
Rory James Contracting LLC	(#,^)	33 Bennett Place, Amityville, NY 11701	Construction of Buildings	Term Loan	Prime plus 2.75%	4/27/2028	14.3	14.3	13.1	—%
Suraj Enterprises, Inc.	(#,^)	11720 W. Airport Rd, Meadows Place, TX 77477	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/27/2028	277.6	277.6	271.3	0.08%
Little Angels Daycare and Learning Center LLC	(#,^)	4551 Summit Boulevard, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2043	157.1	157.1	178.0	0.06%
Kastoria Inc. dba Bantam Pizza	(#,^)	768 Bantam Rd, Bantam, CT 06750	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2028	13.3	13.3	12.3	—%
RWT Corporation dba Welding Works	(#,^)	32 New Rd, Madison, CT 06443	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	461.5	461.5	439.2	0.14%
Pledge 4 Hope LLC	(#,^)	53 Bayberry Loop South, Purvis, MS 39475	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/26/2028	13.3	13.3	12.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Matrix Z, LLC	(#,^)	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	68.0	68.0	69.2	0.02%
K&S Hardware LLC	(#,^)	1865 W Wayzata Blvd, Long Lake, MN 55356	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/26/2028	20.0	20.0	18.3	0.01%
LMH Optics LLC dba Sterling Optical	(#,^)	1272 Smallwood Dr West, Waldorf, MD 20603	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2028	44.4	44.4	40.7	0.01%
RWT Corporation dba Welding Works	(#,^)	32 New Rd, Madison, CT 06443	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2043	207.8	207.8	215.1	0.07%
Joe & Sons Service, Inc	(#,^)	855 Atwood Ave, Cranston, RI 02920	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/24/2028	100.0	100.0	104.6	0.03%
Spitnale's Garage LLC	(#,^)	3761 Mahoning Ave, Youngstown, OH 44515	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	59.0	59.0	64.3	0.02%
Just for Boats LLC	(#,^)	459 Dupre Rd, McClellanville, SC 29458	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	17.2	17.2	19.4	0.01%
Nando LLC dba Tall Timbers Banquet and Conference Center	(#,^)	13831 National Rd SW, Reynoldsburg, OH 43068	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/20/2028	18.0	18.0	16.9	0.01%
Rosemarie Products Company LLC	(#,^)	5400 Crooked Tree Drive, Mason, OH 45040	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	4/18/2028	13.3	13.3	12.2	—%
James L Shoemaker APCC	(#,^)	221 W Judge Perez Drive, Chalmette, LA 70043	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2028	14.3	14.3	13.1	—%
A New Dawn Psychotherapy Associates, LLC	(#,^)	308 E Broad St., Bethlehem, PA 18018	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2043	85.5	85.5	91.3	0.03%
Veterinary Preventive Care, LLC	(#,^)	945 Riverview Ct, Xenia, OH 45385	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/18/2028	41.5	41.5	39.3	0.01%
Means Enterprises LLC	(#,^)	4150 Legacy Drive N Ste 412, Frisco, TX 75034	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/18/2028	6.7	6.7	6.2	—%
Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AZ 71701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2043	22.0	22.0	23.3	0.01%
Southern Oaks Athletic Club, LLC	(#,^)	15253 Shenandoah Ave, Baton Rouge, LA 70817	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/17/2043	358.7	358.7	400.5	0.12%
Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AR 71701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2028	35.2	35.2	34.4	0.01%
1301 Starks Inc.	(#,^)	1301 West Atkinson Ave, Milwaukee, WI 53206	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2028	20.0	20.0	20.7	0.01%
Patricia A. Freeman & Samuel C. Freeman dba Teenas Pizza	(#,^)	35 E Main St., Pekin, IN 47165	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2043	42.5	42.5	46.5	0.01%
Precision Components Group Inc	(#,^)	190 Doty Circle, West Springfield, MA 01089	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/11/2028	20.0	20.0	19.7	0.01%
Sexy Nails Center LLC	(#,^)	57 Passaic St., Garfield, NJ 07026	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/10/2043	197.9	197.9	221.7	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Mark Baker	(#,^)	1653 Evalie Dr, Fairfield, OH 45014	Truck Transportation	Term Loan	Prime plus 2.75%	4/9/2028	10.7	10.7	10.1	—%
Innovation Transport LLC	(#,^)	1 International Blvd, Ste 400, Mahwah, NJ 07495	Truck Transportation	Term Loan	Prime plus 2.75%	4/6/2028	45.5	45.5	44.9	0.01%
Newsome Mobile Notary LLC	(#,^)	8153 12th Ave SW, Seattle, WA 98106	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/5/2028	4.7	4.7	4.3	—%
Shree Lakshminarayyn Grocery Stores LLC	(#,^)	3307 Charles St., Rockford, IL 61108	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2043	117.3	117.3	129.2	0.04%
Bean City Bar and Grill LLC	(#,^)	N 2505 Bean City Rd, New London, WI 54961	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/4/2043	80.8	80.8	90.5	0.03%
Alaska Industrial Paint LLC	(#,^)	229 Whitney Rd, Unit B, Anchorage, AK 99501	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2043	217.7	217.7	239.1	0.07%
Fifth Wheel Truck Stop 001	(#,^)	3767 S Golden State Blvd, Fresno, CA 93725	Gasoline Stations	Term Loan	Prime plus 2.75%	3/30/2043	1,126.5	1,126.5	1,188.2	0.37%
Alaska Industrial Paint LLC	(#,^)	229 Whitney Rd, Unit B, Anchorage, AK 99501	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2028	110.1	110.1	112.5	0.03%
Michael S Brown Physical Therapy, P.C	(#,^)	300 Hempstead Tpke Ste. 3 & 4, Hempstead, NY 11552	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2028	89.4	89.4	81.9	0.03%
Romancing the Stone	(#,^)	140 Centre of New England Blvd, Coventry, RI 02816	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2043	340.3	340.3	369.3	0.11%
B&C Texas Leasing Inc.,M & W Hot Oill, Inc	(#,^)	8124 Sprague Rd, Odessa, TX 79764	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2043	263.5	263.5	281.3	0.09%
Master Roofing and Siding Inc.	(#,^)	25 Robert Pitt Dr Ste 213, Monsey, NY 10952	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2028	233.8	233.8	214.0	0.07%
Boulevard Books Inc.	(#,^)	1195 Castleton Ave, Staten Island, NY 10310	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/30/2043	87.1	87.1	98.8	0.03%
GQ Investments,LLC	(#,^)	5772 Miami Lakes Drive East, Miami, FL 33014	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	185.7	185.7	173.4	0.05%
B&C Texas Leasing Inc and M&W Hot Oil, Inc.	(#,^)	8124 Sprague Rd, Odessa, TX 73764	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2028	864.6	864.6	854.1	0.27%
Payne's Environmental Services LLC	(#,^)	5617 Causeway Blvd, Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2028	200.0	200.0	196.1	0.06%
Technical Ordnance Solutions,LLC	(#,^)	9950 Business Cir. Ste 13, Naples, FL 34112	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	1,138.5	1,138.5	1,049.3	0.33%
America's Little Leaders Academy, Inc	(#,^)	2570 NW 152nd Terrace, Opa-Locka, FL 33054	Social Assistance	Term Loan	Prime plus 2.75%	3/30/2043	22.0	22.0	24.4	0.01%
Kaz Wellness, LLC dba Grounded Wellness Center	(#,^)	104 Clover Court, Bartlett, IL 60103	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2028	14.0	14.0	13.4	—%
Hot Shot Services, Inc and TFB, Ltd Co	(#,^)	4111 Ellison St. NE, Albuquerque, NM 87109	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2043	390.4	390.4	442.5	0.14%
Lou & Choo Enterprises Inc.	(#,^)	2101 W Hunting Park Ave, Philadelphia, PA 19140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2044	105.8	105.8	113.1	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Cartwright Termite & Pest Control Inc. and Cartwright Termite &Pest Co	(#,^)	1376 Broadway, El Cajon, CA 92021	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2028	205.3	205.3	199.9	0.06%
Corning Lumber Company Inc & Frank R Close & Son Inc dba True Valley C	(#,^)	111 E. Laurel St., Willows, CA 95988	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/28/2028	77.2	77.2	80.7	0.03%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	1145 13th Ave East, Palmetto, FL 34221	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2043	210.3	210.3	223.7	0.07%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	1145 13th Ave E, Palmetto, FL 34221	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2028	136.7	136.7	134.0	0.04%
Montage Mountain Resorts, LP	(#,^)	1000 Montage Mountain Rd, Scranton, PA 18505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/28/2043	1,220.0	1,220.0	1,382.9	0.43%
K.C. Communications, Inc.	(#,^)	2715 Saturn St., Brea, CA 92821	Telecommunications	Term Loan	Prime plus 2.75%	3/27/2028	55.1	55.1	57.6	0.02%
Towing Professionals of Arizona Inc dba Shamrock Towing, All Valley Im	(#,^)	2801 W Osborn Rd, Phoenix, AZ 85017	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2028	132.3	132.3	125.7	0.04%
Towing Professionals of Arizona Inc dba Shamrock Towing & All Valley I	(#,^)	2801 W Osborn Rd, Phoenix, AZ 85017	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2043	525.8	525.8	543.3	0.17%
Cable Management, LLC	(#,^)	200 Pratt St., Meriden, CT 06450	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	87.3	87.3	86.0	0.03%
Aque Investment Group LLC	(#,^)	3838 N Sam Houston Pkwy E, Houston, TX 77032	Real Estate	Term Loan	Prime plus 2.75%	3/23/2028	234.2	234.2	244.8	0.08%
All Regional Recyclers of Wood LLC dba ARROW	(#,^)	104 Wooster St., Bethal, CT 06801	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	115.8	115.8	113.9	0.04%
Denton BioFuels LLC and Amercian BioSource, LLC	(#,^)	624 W University Dr. #359, Denton, TX 76201	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	86.0	86.0	82.9	0.03%
Sunshine Tents and Event Rentals LLC	(#,^)	2322 SW 58th Terrace, West Park, FL 33023	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/23/2028	53.2	53.2	55.6	0.02%
Shweiki Media Inc dba Study Breaks Magazine	(#,^)	4954 Space Center Drive, San Antonio, TX 78218	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/23/2028	66.2	66.2	68.7	0.02%
New York Label & Box Corp	(#,^)	50 Oval Drive, Islandia, NY 11749	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2043	1,220.0	1,220.0	1,330.7	0.41%
Sofasco, Inc	(#,^)	182 Garber Lane, Winchester, VA 22602	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/23/2043	97.6	97.6	103.1	0.03%
Kajun Martial Arts LLC	(#,^)	36546 Mission St., Prairieville, LA 70769	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2028	19.9	19.9	18.5	0.01%
GeoTek Alaska, Inc	(#,^)	2756 Commercial Drive, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2043	829.6	829.6	906.9	0.28%
RTSP Union LLC	(#,^)	2438 Route 22 East, Union, NJ 07083	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/20/2028	1,107.2	1,107.2	1,071.5	0.33%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Rexco Foods LLC dba Papa John's	(#,^)	18640 Fm 1488 Ste C, Magnolia, TX 77354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2028	37.5	37.5	34.3	0.01%
Cest Chic Concepts, LLC dba Salon Cest Chic	(#,^)	15231 Hall Station Rd Unit 104, Bowie, MD 20721	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/19/2028	9.9	9.9	9.3	—%
Petroleum Equipment & Services, Inc	(#,^)	5631 Silverado Way Unit G, Anchorage, AK 99518	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/16/2028	220.6	220.6	230.5	0.07%
Camerabots Media, LLC	(#,^)	4501 Ford Ave Ste 207, Alexandria, VA 22302	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/16/2028	13.3	13.3	12.4	—%
Bear Bones, Inc.	(#,^)	43 Libson St., Lewiston, ME 04240	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2043	22.0	22.0	24.5	0.01%
Rojenco II,Inc.	(#,^)	4357 Shore Drive, Virginia Beach, VA 23455	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	75.3	75.3	83.2	0.03%
Rojenco, Inc. dba Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Rd, Williamsburg, VA 23188	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	506.5	506.5	559.2	0.17%
CTD Operations Inc	(#,^)	219 Saint Nazaire Rd STE G, Broussard, LA 70518	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2028	58.7	58.7	54.6	0.02%
Rojenco II, Inc.	(#,^)	4357 Shore Drive, Virginia Beach, VA 23455	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	392.8	392.8	433.6	0.13%
Rojenco, Inc. dba The Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Rd, Williamsburg, VA 23188	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	75.3	75.3	83.2	0.03%
Summit Insights Group LLC	(#,^)	19 Briant Parkway, Summit, NJ 07901	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/14/2028	40.0	40.0	36.5	0.01%
Dante Ultimate Cleaning Service LLC	(#,^)	16969 River Park Dr, Covington, LA 70345	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/9/2028	9.0	9.0	8.7	—%
SRG Waterfront LLC	(#,^)	88 District Square SW, Washington, DC 20005	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2028	264.7	264.7	245.0	0.08%
2b Mom Inc dba Mom's the Word Maternity	(#,^)	3150 18th St., Ste 435, San Francisco, CA 94110	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/9/2028	85.9	85.9	78.6	0.02%
Bee Kidz Funzone Inc	(#,^)	10301 Southern Blvd, Royal Palm Beach, FL 33411	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2028	177.5	177.5	167.2	0.05%
Integrity Machinery Moving, LLC	(#,^)	9125 North Time Oil Rd, Portland, OR 97203	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/8/2028	19.9	19.9	20.7	0.01%
Treft Systems Inc	(#,^)	1050 Kings Hwy N Ste 107, Cherry HIll, NJ 08034	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2028	13.2	13.2	12.2	—%
Play4Fun dba Luv 2 Play	(#,^)	13722 Jamboree Rd, Irvine, CA 92602	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/7/2028	158.4	158.4	150.8	0.05%
Unpainted Arizona, LLC dba Westside Bowl	(#,^)	2617 Mahoning Ave, Youngstown, OH 44509	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/7/2043	102.3	102.3	111.0	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Espinoza & Salinas Group Ltd dba Credit 360 Consulting	(#,^)	17806 IH 10 Ste 300, San Antonio, TX 78257	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/2/2028	4.4	4.4	4.1	—%
BC Bishop Enterprises LLC dba 9Round Pooler	(#,^)	105-107 Grand Central Blvd, Pooler, GA 31322	Educational Services	Term Loan	Prime plus 2.75%	3/2/2028	7.4	7.4	6.9	—%
Stepping Stones Childrens Academy	(#,^)	720 Rancho Del Norte Drive, Las Vegas, NV 89031	Social Assistance	Term Loan	Prime plus 2.75%	3/2/2043	248.4	248.4	276.1	0.09%
Connie Engelbrecht	(#,^)	20640 Raven Drive, Eagle River, AK 99577	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2028	2.6	2.6	2.4	—%
Merciful Heavenly Homes, LLC	(#,^)	401 Dillar's Mill Rd, Tyner, NC 27980	Nursing and Residential Care Facilities	Term Loan	8%	2/28/2043	62.9	62.9	59.7	0.02%
Urban Fitness Group LLC dba Crunch Fitness Group LLC	(#,^)	2800 S IH-35 Ste 220, Round Rock, TX 78681	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2028	196.2	196.2	205.0	0.06%
The Law Offices of Samuel R Miller LLC	(#,^)	7405 Lake Worth Rd, Lake Worth, FL 33467	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2043	116.0	116.0	131.3	0.04%
Carey Collision Repairs Inc.	(#,^)	295 D Bucheimer Rd, Fredrick, MD 21701	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/27/2028	65.7	65.7	61.5	0.02%
Purely Seed LLC	(#,^)	11515 Lake Lane Ste 102, Chisago, MN 55013	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/26/2028	109.5	109.5	100.0	0.03%
Betty's Catering Corp, Betty's Decoration & Wedding Center Inc.	(#,^)	94-33 Corona Ave, Corona, NY 11373	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/26/2043	348.4	348.4	394.5	0.12%
Carries Cakes and Catering, Inc dba Carrie's Cakes and Confections	(#,^)	4308 Holland Rd, Virginia Beach, VA 23452	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/23/2028	4.3	4.3	4.0	—%
Jackpine Technologies Corporation	(#,^)	Mill & Main Building 2 Ste 640, Maynard, MA 01754	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/22/2028	56.9	56.9	57.5	0.02%
Crossfit iQ LLC	(#,^)	346 Pike Rd, Bay 8-9, West Palm Beach, FL 33411	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/21/2028	37.2	37.2	34.9	0.01%
Wellfleet Consulting Inc.	(#,^)	2275 Research Blvd Ste 500, Rockville, MD 20850	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/21/2028	13.1	13.1	12.0	—%
New View Media Group LLC	(#,^)	1 Old Wolfe Rd Ste 205, Budd Lake, NJ 07828	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/16/2028	72.3	72.3	75.5	0.02%
Town & Country Transportation Co.	(#,^)	191-193 Arch St., New Britain, CT 06051	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/16/2028	58.4	58.4	61.0	0.02%
Lulinjett LLC dba All American Printing & Design	(#,^)	4621 Bayshore Rd, Fort Myers, FL 33917	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/14/2043	103.7	103.7	117.4	0.04%
Margab Inc dba Smoothie King	(#,^)	14200 SW 8th St Unit #102, Miami, FL 33184	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/13/2028	11.2	11.2	10.5	—%
JumboMarkets, Inc.	(#,^)	15500 SW Trail Drive, Indiantown, FL 34956	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/13/2028	181.7	181.7	171.5	0.05%
Tony Herring & Associates, Inc.	(#,^)	211 West Camellia Drive, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/9/2028	7.2	7.2	7.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Quality Machine of Iowa, Inc	(#,^)	1040 4th Ave, Audubon, IA 50025	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/9/2028	1,144.4	1,144.4	1,129.6	0.35%
Start "UP "Dreams, Inc dba SDC Concrete and Start"UP" Dream Constructi	(#,^)	30521 134th St SE, Sultan, WA 98294	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/9/2028	65.7	65.7	63.2	0.02%
Apps Inc., Market Share, and Singular Leaseholdings LLC	(#,^)	800 Village Walk #159, Guilford, CT 06437	Telecommunications	Term Loan	Prime plus 2.75%	2/8/2028	458.2	458.2	418.6	0.13%
De La Vega LLC dba De La Vega Deland and De La Vega Oviedo	(#,^)	128 North Woodland Blvd, Deland, FL 32720	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2028	68.9	68.9	65.3	0.02%
Macrotech Integrated Management Solutions dba Extreme Lawn Care	(#,^)	2425 Durrance LN, Ormond Beach, FL 32174	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/5/2028	10.5	10.5	11.0	—%
Midlothian Hardware Inc dba Grills True Value	(#,^)	4751 West 147th St., Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	2/2/2028	13.1	13.1	13.7	—%
M&R Wong LLC	(#,^)	1345 North Shepherd Dr, Houston, TX 77008	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2028	10.4	10.4	9.5	—%
Chace Building Supply of CT Inc.,	(#,^)	90 Route 171, Woodstock, CT 06281	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	1/31/2043	292.2	292.2	330.8	0.10%
Rocco'sLandscaping LLC	(#,^)	151 Kitts Lane, Newington, CT 06111	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2043	73.0	73.0	82.6	0.03%
USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	2290 NW 21st Terrace, Miami, FL 33142	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/31/2028	13.0	13.0	12.2	—%
WydeBodi, LLC dba Wyde Bodi Auto Tags	(#,^)	706 North 37th St., Philadelphia, PA 19104	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/30/2043	46.2	46.2	50.9	0.02%
New Phaze Packaging Inc	(#,^)	9533 Irondale Ave, Los Angeles, CA 91311	Paper Manufacturing	Term Loan	Prime plus 2.75%	1/26/2043	933.6	933.6	1,053.4	0.33%
Parati USA Inc	(#,^)	1018 Wilt Ave, Ridgefield, NJ 07657	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	1/25/2028	14.7	14.7	13.5	—%
Concrete Services LLC and James Ward	(#,^)	24 County Rd 901, Jemison, AL 35085	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/25/2028	86.9	86.9	83.8	0.03%
Southside BBQ Corp	(#,^)	16032 South Hwy 16, Cherokee, TX 76832	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/25/2028	16.9	16.9	17.7	0.01%
Flair Interiors, Inc dba Giant Don's Flooring America	(#,^)	7725 Old Seward Hwy, Anchorage, AK 99502	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	1/24/2028	119.5	119.5	124.9	0.04%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd, Juliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/23/2028	6.5	6.5	6.1	—%
Weeping Willow Kennels, Inc.	(#,^)	6041 Hammond School Rd, Salisbury, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2028	9.1	9.1	9.5	—%
Lavish Specs Inc	(#,^)	262 Glen St., Glen Cove, NY 11542	Machinery Manufacturing	Term Loan	Prime plus 2.75%	1/19/2028	6.5	6.5	6.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Friend Contractors, LLC	(#,^)	1950 Mill Bay Rd, Kodiak, AK 99615	Construction of Buildings	Term Loan	Prime plus 2.75%	1/19/2043	226.3	226.3	246.1	0.08%
MedWorxs Inc.	(#,^)	6857 Timbers Dr., Evergreen, CO 80439	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2028	68.5	68.5	62.5	0.02%
Lou & Choo Enterprises Inc dba Lou & Choo Lounge	(#,^)	2101,2103,2105 W Hunting Park Ave, Philadelphia, PA 19140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2043	111.9	111.9	121.0	0.04%
Specialized Dairy Processors LLC and Nathaly Zapata	(#,^)	2200 N Commerce Parkway, Weston, FL 33326	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/16/2028	56.5	56.5	51.6	0.02%
Human Resource Time Manager LLC	(#,^)	2737 Humphrey St., East Elmhurst, NY 11369	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/8/2028	13.4	13.4	14.0	—%
Impress Therapeutic Massage LLC	(#,^)	3145 Suntree Blvd Ste 102, Rockledge, FL 32955	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/8/2043	61.4	61.4	68.1	0.02%
Sandfree Systems LLC	(#,^)	116 Cricket Ave Ste B, Ardmore, PA 19003	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/5/2028	6.5	6.5	6.8	—%
Crad Holding LLC dba Neighborhood Laundry of Bloomfield	(#,^)	60 Dodd St., Bloomfield, NJ 07003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/5/2028	54.3	54.3	50.0	0.02%
Social Link LLC	(#,^)	41 Peabody St., Nashville, TN 37210	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	9.7	9.7	8.9	—%
Farec, Inc	(#)	30250 W Nine Mile Rd, Farmington, MI 48336	Amusement, Gambling, and Recreation Industries	Term Loan	7.5%	12/29/2042	242.4	242.4	223.3	0.07%
Morrocco Method, Inc	(#,^)	800 Farroll Rd, Grover Beach, CA 93433	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	707.3	707.3	785.3	0.24%
Anglin Cultured Stone Products LLC	(#,^)	877 Salem Church Rd, Newark, DE 19702	Construction of Buildings	Term Loan	Prime plus 2.75%	12/27/2042	630.5	630.5	660.5	0.20%
Muckamuck Trucks, Inc.	(#,^)	510 S Spring St., Ukiah, CA 95482	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	11.8	11.8	11.7	—%
O'Rourke's Diner, LLC	(#,^)	728 Main St., Middleton, CT 06457	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	3.2	3.2	3.2	—%
Dudeck Enterprise LLC dba Detail Garage Las Vegas	(#,^)	2360 S Rainbow Blvd Ste 3, Las Vegas, NV 89146	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/22/2027	14.0	14.0	14.6	—%
Anderson Farms Inc	(#)	271 West Hwy 30, Burley, ID 83318	Truck Transportation	Term Loan	7.5%	12/22/2027	1,084.7	1,084.7	914.2	0.28%
Medical Plaza of Boro Park PC	(#,^)	1266 51St 1st Floor, Brooklyn, NY 11219	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	53.9	53.9	49.2	0.02%
Landmark Ventures USA Inc	(#,^)	475 Park Ave S 25th Fl, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	12/22/2027	53.9	53.9	49.2	0.02%
Salida Family Chiropractic-PPLC dba Salida Sport and Spine	(#,^)	203 G St., Salida, CO 81201	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	10.4	10.4	9.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Lab Partner, LLC and Beechtree Diagnostics, LLP and Cottonwood Diag	(#,^)	12351 Gateway Park Place, Draper, UT 84020	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	671.4	671.4	620.0	0.19%
Jacliff Investments Inc dba International Heal	(#,^)	2355 South 1070 West, Ste D, Salt Lake City, UT 84119	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/22/2027	43.1	43.1	39.3	0.01%
Blue Lagoon Resort, LLC dba Hill View Cottages	(#,^)	3670 Lake Shore Drive, Lake George, NY 12845	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	181.1	181.1	204.8	0.06%
CT Auto Spa LLC	(#,^)	39 Albany Turnpike, West Simsbury, CT 06092	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2027	189.3	189.3	197.2	0.06%
DHD Enterprise LLC dba Edible Arrangements #1699	(#,^)	828 Washington Ave, Miami Beach, FL 33139	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	19.7	19.7	18.7	0.01%
DBMS Consulting, Inc.	(#,^)	164 W 83rd St. #CF1 & CF2, New York, NY 10024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2027	64.7	64.7	63.8	0.02%
Best Quality Home Care LLC	(#,^)	317 S Berry St., Centralia, WA 98531	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/19/2027	6.2	6.2	5.7	—%
Auto Excellance of Fort Myers Inc.	(#,^)	3105 Fowler St., Fort Myers, FL 33901	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/19/2042	103.3	103.3	116.8	0.04%
Legion Bowl, Inc & Legion Pub Inc	(#,^)	661 Park St., Cranston, RI 02910	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/15/2042	324.6	324.6	367.1	0.11%
1-0 Granny's Helpful Hands, LLC	(#,^)	705 East Lake St., Minneapolis, MN 55407	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2027	19.4	19.4	17.9	0.01%
Ocean Trans LLC & Dehal Trucking LLC	(#,^)	1415 W. Anderson St., Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2042	598.7	598.7	628.5	0.20%
JMD Aviation Holdings, LLC	(#,^)	8050 NW 90th St., Medley, FL 33166	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2027	431.3	431.3	447.5	0.14%
Capital Containers LLC	(#,^)	7610 Auburn Blvd #4B, Citrus Heights, CA 95610	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2027	19.4	19.4	18.1	0.01%
Peanut Butter & Co., Inc	(#,^)	119 West 57th St., Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2027	194.1	194.1	177.0	0.05%
Atlas Geo-Constructors, LLC	(#,^)	3466 Thomasville Rd, Winston Salem, NC 27107	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2027	262.3	262.3	261.2	0.08%
KR Calvert & Co, LLC	(#,^)	113 Seaboard Lane #C-270, Franklin, TN 37067	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/14/2027	435.9	435.9	399.0	0.12%
Royalty Freight Inc	(#,^)	3728 W Mckinley Ave, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2027	587.9	587.9	536.2	0.17%
AADJ Empire Inc and AADJ Galaxy Inc.	(#,^)	1599 Post Rd, Warwick, RI 02888	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2042	176.1	176.1	187.8	0.06%
Heung Kyun Im	(#,^)	6235 Conlan Bay Drive, Houston, TX 77041	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2027	13.3	13.3	12.2	—%
Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc. d	(#,^)	34 35th St., Brooklyn, NY 11232	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	83.2	83.2	84.8	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
LP Industries Inc. dba Childforms	(#,^)	2040 Norwood St. SW, Lenoir, NC 28645	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	64.9	64.9	65.1	0.02%
Beale Street Blues Company Inc.dba B.B. King's Club-Memphis	(#,^)	149 Monroe Ave, Memphis, TN 38103	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2027	869.2	869.2	798.7	0.25%
Barcade Holdings, LLC ,Barcade LLC,& Barcade New Haven LLC	(#,^)	148 West 24th St., New York, NY 10011	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	12/14/2027	54.4	54.4	50.4	0.02%
Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Drive, Memphis, TN 38134	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2042	85.0	85.0	92.2	0.03%
Hardway Inc & AFC Leasing Inc	(#,^)	12533 S. 73rd E. Place, Bixby, OK 74008	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2027	778.6	778.6	710.1	0.22%
Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 78550	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/12/2027	398.5	398.5	393.7	0.12%
A-1 Van Services Inc	(#,^)	154 Sandy Creek Rd, Verona, PA 15147	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/12/2027	620.7	620.7	618.2	0.19%
Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation	(#,^)	3031 Patrick St, Kissimmee, FL 34741	Air Transportation	Term Loan	Prime plus 2.75%	12/12/2027	446.7	446.7	407.4	0.13%
Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC	(#,^)	1120 Wren School Rd, Piedmont, SC 29673	Gasoline Stations	Term Loan	Prime plus 2.75%	12/12/2027	43.0	43.0	39.2	0.01%
Big Picture Group LLC	(#,^)	110 S. Fairfax Ave, Los Angeles, CA 90036	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2027	324.7	324.7	307.8	0.10%
The Ohio Valley Group Inc dba Ohio Valley Landscapes & Design	(#,^)	16965 Park Circle Drive, Chagrin Falls, OH 44023	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/12/2027	12.9	12.9	12.2	—%
LPB LPB Property Management Inc dba Wilderness View Cabins & Ellijay C	(#,^)	498 Wilderness View, Chatsworth, GA 30705	Real Estate	Term Loan	Prime plus 2.75%	12/12/2042	97.2	97.2	109.7	0.03%
Clear Sound Communications, Inc	(#,^)	680 Old Medford Ave, Medford, NY 11763	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/8/2027	3.2	3.2	3.0	—%
AV Strategy Inc	(#,^)	9402 American Eagle Way Ste 100, Orlando, FL 32837	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/8/2027	381.7	381.7	370.4	0.11%
JVLS LLC dba Vaccines 2 Go	(#,^)	4060 Johns Creek Pkwy, Ste H, Suwanee, GA 30024	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/7/2027	12.9	12.9	11.8	—%
Kim Howard Corp dba NPN Machine Tools	(#,^)	9130 Wayfarer Lane, Houston, TX 77075	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/7/2042	562.5	562.5	635.3	0.20%
IHC Hardware Inc.	(#,^)	614 Broad St., Story City, IA 50248	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/6/2042	97.2	97.2	102.5	0.03%
ODS Inc	(#,^)	626 N Delsea Drive, Glassboro, NJ 08028	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/6/2027	42.3	42.3	40.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Oil Palace, Inc.	(#,^)	10408 Hwy 64 E, Tyler, TX 75707	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	961.7	961.7	1,087.7	0.34%
Healthcare Interventions, Inc dba Brightstar Healthcare of & Brightsta	(#,^)	5300 W Atlantic Ave Ste 501, Delray Beach, FL 33484	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/4/2027	12.9	12.9	11.8	—%
Linda Jean Howard Riley dba The Rusty Bolt	(#,^)	22345 W. Rt 66, Seligman, AZ 86337	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/1/2042	20.4	20.4	23.1	0.01%
Salud Bar & Grill LLC	(#,^)	1413 Bushwick Ave, Brooklyn, NY 11207	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	48.5	48.5	44.5	0.01%
Utara LLC	(#,^)	214 Pine St, Sandpoint, ID 83864	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	20.1	20.1	19.3	0.01%
Square1 Partners, LLC	(#,^)	1088 Greenbriar Lane, Northbrook, IL 60062	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/1/2027	54.3	54.3	49.5	0.02%
Fortress Verve Inc, Maurice R. Margules and Antonie C. Reinhard	(#,^)	1 Jackson St., Troy, NY 12180	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/30/2027	112.3	112.3	115.4	0.04%
WTI Distribution Inc	(#,^)	14277 Ramona Ave, Chino, CA 91710	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/30/2027	34.2	34.2	33.5	0.01%
Create- A- Stitch, Inc	(#,^)	3585 SW 10th St., Pompano Beach, FL 33069	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2042	84.9	84.9	95.1	0.03%
Frontier Sand LLC	(#,^)	305 Country Hwy AA, New Auburn, WI 54757	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	11/30/2027	463.6	463.6	468.2	0.15%
Skin Beauty Bar Inc. and Tameka J. Mathis	(#,^)	749 8th St. SE 2nd Fl, Washington, DC 20003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2027	7.7	7.7	7.2	—%
J. Venture Holdings, LLC	(#,^)	2285 St. Andrews Ave, Zachary, LA 70791	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2027	10.7	10.7	11.1	—%
Clearwater Transportation LTD dba Thrifty Car Rental, Dollar Rent A Ca	(#,^)	8790 Crownhill Blvd, San Antonio, TX 78209	Rental and Leasing Services	Term Loan	8.25%	11/29/2027	153.7	153.7	130.9	0.04%
OPH Lexington, Inc	(#,^)	235 Walton Ave, Lexington, KY 40502	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	188.3	188.3	212.9	0.07%
Our Playhouse Preschool, LLC	(#,^)	3501 NC Hwy 54 W, Chapel hill, NC 27516	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	231.7	231.7	262.0	0.08%
Beacon Brewing LLC and C' Sons, LLC	(#,^)	700 Lincoln St., Lagrange, GA 30204	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	123.2	123.2	139.3	0.04%
JMD Corporation dba Dart's True Value	(#,^)	121 South Main St., Payette, ID 83661	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/22/2027	16.0	16.0	15.7	—%
Webtez Inc dba Mod Vans	(#,^)	1673 Donlon St., Ste 202, Ventura, CA 93003	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/22/2027	59.9	59.9	54.9	0.02%
Step Up Academy of the Arts, LLC	(#,^)	2258A Wigwam Parkway, Henderson, NV 89074	Educational Services	Term Loan	Prime plus 2.75%	11/22/2027	13.5	13.5	12.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Cali Fit Meals	(#,^)	3450 E Orangethrope Ave, Anaheim, CA 92806	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	19.3	19.3	18.9	0.01%
Grumpy's Restaurant Company, LLC	(#,^)	834 Kingsley Ave, Orange Park, FL 32073	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	60.9	60.9	55.7	0.02%
PB Market LLC dba Pure Barre	(#,^)	164-C Market St, Charleston, SC 29401	Educational Services	Term Loan	Prime plus 2.75%	11/21/2027	92.9	92.9	84.9	0.03%
B Lam LLC	(#,^)	9419 Kenwood Rd, Cincinnati, OH 45242	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/20/2042	175.9	175.9	195.3	0.06%
TPE Midstream LLC, Dasham Company dba Sahm Co & S & S Ventures Inc.	(#,^)	7799 South Regency Drive, Tulsa, OK 74131	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/17/2027	161.8	161.8	161.7	0.05%
Maya Motel, LLC dba Town House Motel	(#,^)	1701 Washington Ave, Waco, TX 76701	Accommodation	Term Loan	Prime plus 2.75%	11/17/2042	55.3	55.3	62.6	0.02%
SSI Refrigerated Express Inc. and Robert M Stallone	(#,^)	1001 E. Cooley Drive Ste 102, Colton, CA 92324	Truck Transportation	Term Loan	Prime plus 2.75%	11/17/2027	53.4	53.4	49.8	0.02%
Jacob's Towing, Inc.dba Jacob's Automotive Locksmith & Jacob's Auto Re	(#,^)	558 West Main St., Lebanon, OH 45036	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/17/2027	42.8	42.8	40.7	0.01%
Southern Specialty Contractor, LLC & Ronald David Holbrook Jr.	(#,^)	1990 Flippen Rd, Stockbridge, GA 30281	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/17/2027	45.4	45.4	41.8	0.01%
Murf & Sons LLC	(#,^)	3821 Pleasant Hill Rd, Store #B-107, Kissimmee, FL 34746	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2027	142.4	142.4	131.7	0.04%
H & H Hotshot Services, Inc.	(#,^)	5455 N. 51st Ave Ste 30, Glendale, AZ 85301	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/16/2027	59.9	59.9	56.9	0.02%
J R Wholesale Tires & Auto Center, LLC	(#,^)	822 Cameron Lane, Lugoff, SC 29078	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/15/2042	13.1	13.1	14.8	—%
Auto Rx LLC,J&P Auto Repair Inc	(#,^)	91 & 95 Woodbury Rd, Hicksville, NY 11801	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2042	190.4	190.4	214.5	0.07%
Marcaco LLC	(#,^)	124 Lincoln Ave, Colonie, NY 12205	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	11/15/2042	609.4	609.4	680.2	0.21%
Paramount Dance Studios Inc. and Homestead Dance Supply	(#,^)	112 N Krome Ave, Homestead, FL 33033	Educational Services	Term Loan	Prime plus 2.75%	10/14/2043	457.5	457.5	501.6	0.16%
Wing King at the Gardens LLC	(#,^)	4235 S Fort Apache Rd, Ste 250, Las Vegas, NV 89147	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2027	8.3	8.3	7.6	—%
Linqserv Inc.	(#,^)	1555 Lyell Ave, Rochester, NY 14606	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/9/2027	285.6	285.6	297.9	0.09%
Hofgard & Co, Inc dba Hofgard Benefits and James Marsh	(#,^)	400 S. McCaslin Blvd, Ste 201, Louisville, CO 80027	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/8/2027	12.8	12.8	11.7	—%
JNP Delivery Inc	(#,^)	4500 North Providence # 7, Appleton, WI 54913	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/7/2027	95.8	95.8	92.7	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
His Loving Hands Christian Academy, Inc.	(#,^)	15020 Harrison St., Miami, FL 33176	Social Assistance	Term Loan	Prime plus 2.75%	11/6/2042	89.0	89.0	98.9	0.03%
S & S Auto Body Shop Inc.	(#,^)	5001 W. Clay St., Richmond, VA 23230	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/3/2042	160.1	160.1	180.0	0.06%
Sterling Campbell Insurance Agency, Inc	(#,^)	36359 N Gantzel Rd Ste 102, San Tan Valley, AZ 85140	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/3/2027	6.4	6.4	5.9	—%
Top Quality Dent Service LLC	(#,^)	1541 Vapor Trail, Colorado Springs, CO 80905	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/2/2027	5.2	5.2	4.8	—%
Edge Studios Inc Radiant Yoga LLC	(#,^)	448 Howe Ave, Sacramento, CA 95825	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/1/2027	56.6	56.6	52.8	0.02%
Rachael Reel dba Rachel Reel Insurance Age	(#,^)	208 Bank St., Lenoir, TN 37771	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/31/2027	6.4	6.4	5.8	—%
Berza TLG,LLC dba The Little Gym of Lake Charles	(#,^)	1301 E McNeese St., Ste 201, Lake Charles, LA 70607	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/31/2027	36.0	36.0	33.5	0.01%
Die Hard Used Car Sales	(#,^)	1668 West Grand Ave, Phoenix, AZ 85007	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/30/2042	54.6	54.6	61.8	0.02%
The Five Lakes LLC	(#,^)	13705 Holmes Rd, Kansas City, MO 64154	Educational Services	Term Loan	Prime plus 2.75%	10/30/2042	460.3	460.3	520.6	0.16%
Ashore Ventures Inc dba PuroClean Professional Restoration	(#,^)	909 SE Everett Mall Way Ste A-140, Everett, WA 98208	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2027	12.4	12.4	11.6	—%
Blue Eagle Transport Inc , Golden Eagle Transport, Inc & Green Eagle T	(#,^)	377 Boston Post Rd Unit B, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/27/2027	31.8	31.8	29.8	0.01%
Sage Oil LLC	(#,^)	8913 Egyptian Ave, Las Vegas, NV 89143	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/27/2027	8.5	8.5	7.9	—%
Suzie LLC dba Tony D's Restaurant	(#,^)	92 Huntington St., New London, CT 06320	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2042	84.8	84.8	94.9	0.03%
Grand Blanc Lanes, Inc.	(#,^)	5301 S. Saginaw Rd, Flint, MI 48507	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/25/2027	12.7	12.7	13.3	—%
Schafer Fisheries Inc	(#,^)	21985 Waller Rd, Fulton, IL 61252	Food Manufacturing	Term Loan	Prime plus 2.75%	10/25/2027	29.7	29.7	31.0	0.01%
Action Physical Therapy Yoga and Wellness Center Inc.	(#,^)	5811 S Westnedge Ave, Portage, MI 49002	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/24/2027	19.2	19.2	19.4	0.01%
Looky Enterprises, LLC	(#,^)	1175 Surlington Ave, Ste 101, Leland, NC 28451	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/18/2027	56.5	56.5	52.8	0.02%
Island Refrigeration & AC Inc	(#,^)	3201 Flagler Ave, Unit 510 & 511, Key West, FL 33040	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/18/2042	130.0	130.0	142.4	0.04%
Blueridge Armor LLC	(#,^)	1495 Hwy 74-A Bypass, Ste 150192, Spindale, NC 28160	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/17/2027	7.0	7.0	6.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
H and K Dry Cleaning LLC ,Quintero Shopping Center LLC,Aqua Laundry, L	(#,^)	1227 Burnside Ave, East Hartford, CT 06108	Electronics and Appliance Stores	Term Loan	7.94%	10/17/2042	62.4	62.4	59.1	0.02%
Albas Bar & Grill LLC	(#,^)	221 Self Main St., Homer City, PA 15748	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/13/2042	43.9	43.9	46.5	0.01%
Cortez Landscaping, LLC	(#,^)	4 Powder Rd, Norwalk, CT 06854	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/13/2027	16.3	16.3	15.7	—%
On Call Services LLC	(#,^)	15060 281St Ave NW, Zimmerman, MN 55398	Construction of Buildings	Term Loan	Prime plus 2.75%	10/13/2027	15.5	15.5	16.2	0.01%
Crawfordsville Fitness LLC dba Planet Fitness	(#,^)	1632 Bush Lane, Crawfordsville, IN 47933	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/13/2027	105.4	105.4	98.5	0.03%
JD Ventures LLC and JD Roof Co LLC	(#,^)	2101 Hillshire Circle, Memphis, TN 38133	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/12/2027	19.3	19.3	18.0	0.01%
Pro Anderson, LLC	(#,^)	1092 Hampton Inn Way, Ste 400, Jacksonville, NC 28546	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	45.9	45.9	42.5	0.01%
Sandbox Ventures LLC	(#,^)	1857 A Elmdale Ave, Glenview, IL 60026	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	16.2	16.2	16.3	0.01%
Eye Optique Inc.	(#,^)	10800 Alpharetta Hwy, Ste 220, Roswell, GA 30076	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/5/2027	12.7	12.7	11.6	—%
Ains Holding Company LLC	(#,^)	121 Fulton St., New York, NY 10038	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	10/2/2027	72.1	72.1	67.3	0.02%
Becky Lou Corp dba Rent A Center	(#,^)	3578 Route 611 Ste 210, Bartonsville, PA 18321	Rental and Leasing Services	Term Loan	Prime plus 2.75%	10/2/2027	77.3	77.3	74.7	0.02%
Threads of Time LLC	(#,^)	207 S Buchanan St., Danville, IL 61832	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/29/2042	133.0	133.0	143.8	0.04%
Miechella Suzette Decker	(#,^)	3515 Main St., Exmore, VA 23350	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/29/2042	97.5	97.5	110.3	0.03%
Harco Metal Products Inc	(#,^)	7895 E Acoma Drive Ste 102, Scottsdale, AZ 85260	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	476.9	476.9	499.5	0.16%
Sashshel Corporation	(#,^)	676 Franklin Blvd, Somerset, NJ 08873	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2042	205.8	205.8	232.8	0.07%
Dan Cline Transport Inc.	(#,^)	501 State Drive, Mount Vernon, MO 65712	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2030	886.0	886.0	841.9	0.26%
Chicago American Manufacturing LLC, Dockside Steel ProcessingLLC and S	(#,^)	4500 W 47th St., Chicago, IL 60632	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	1,211.0	1,211.0	1,328.4	0.41%
Nicholson Lumber Co Inc.	(#,^)	377 Main St., Nicholson, PA 18446	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2030	192.1	192.1	199.5	0.06%
Rhode Island Tennis Management LLC	(#,^)	636 Centerville Rd, Warwick, RI 02886	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	371.3	371.3	400.7	0.12%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
National Media Services, Inc	(#,^)	5091 Lexington Blvd, Fort Meyers, FL 33919	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2027	15.8	15.8	14.4	—%
Pets A Go Go LLC	(#,^)	589 North State Rd, Briarcliff Manor, NY 10510	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/28/2042	192.7	192.7	213.1	0.07%
Rhode Island Tennis Management LLC	(#,^)	636 Centerville Rd, Warwick, RI 02886	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	533.2	533.2	575.4	0.18%
Complete Care IT LLC	(#,^)	4801 South University Drive, Ste 125, Davie, FL 33328	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2027	12.4	12.4	11.3	—%
Technologist Inc	(#,^)	1820 N Fort Myer Drive Ste 530, Arlington, VA 22209	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2027	215.5	215.5	224.5	0.07%
Inspirations Food Design, Inc	(#,^)	1338 Memorial Ave, West Springfield, MA 01089	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/26/2042	455.9	455.9	497.0	0.15%
Rollins Construction & Trucking LLC	(#,^)	893 South 120 East, Milford, UT 84751	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2027	278.9	278.9	285.8	0.09%
KB Waterjet Cutting LLC	(#,^)	4330 Parker Lane, Addis, LA 70710	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2027	8.6	8.6	8.2	—%
JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn	(#,^)	4864 Arthur Kill Rd #102,103,104,105, Staten Island, NY 10309	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2027	18.9	18.9	17.4	0.01%
Sallee Pro-Custom Fabrication Shop LLC	(#,^)	8865 North County Rd 600 W, Scipio, IN 47273	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/21/2027	7.6	7.6	7.9	—%
Sound Manufacturing, Inc. & Monster Power Equipment, Inc.	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	168.0	168.0	167.0	0.05%
Insight Diagnostic Technologist Services	(#,^)	2030 Forest Ave, Ste 110, San Jose, CA 95128	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	262.8	262.8	248.3	0.08%
Commonwealth Diagnostics International, Inc	(#,^)	1 Holyoke Sq., Salem, MA 01970	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	1,063.3	1,063.3	1,107.2	0.34%
Imagine By Carleen, Inc.	(#,^)	1404 Del Prado Blvd S Unit 100, 105, Cape Coral, FL 33904	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2027	6.3	6.3	6.4	—%
NY Tent LLC & NY Tent Parent, LLC dba Tent Company of New York	(#,^)	1401 Lakeland Ave, Bohemia, NY 11716	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/20/2027	867.3	867.3	868.1	0.27%
CR Park Incorporated dba Define Body and Mind	(#,^)	49 W. Allandale Ave, Allendale, NJ 07401	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	68.7	68.7	65.2	0.02%
Alpha Preparatory Academy LLC	(#,^)	4462 Mink Livsey Rd, Snellville, GA 30039	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	157.2	157.2	169.1	0.05%
Montessori Community School	(#,^)	123 South Navarra Drive, Scotts Valley, CA 95066	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	284.7	284.7	308.1	0.10%
Denek Contracting Inc and Denek Leasing LLC	(#,^)	451 E. Wilson Ave, Pontiac, MI 48341	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/20/2042	203.0	203.0	229.4	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Max Home Deliveries, Inc	(#,^)	77 Van Buren St., Port Jefferson Station, NY 11776	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/20/2027	67.5	67.5	65.0	0.02%
CIS BIG DOG, LLC	(#,^)	8920 US HWY, 62 WEST, Cynthiana, KY 41031	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/19/2027	54.7	54.7	56.9	0.02%
Stone's Construction and Remodeling, LLC	(#,^)	5210 Kaylin Drive, Akron, OH 44319	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/19/2027	4.4	4.4	4.0	—%
Party By Design Inc.	(#,^)	61 Strafello Drive, Avon, MA 02322	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2042	1,185.5	1,185.5	1,271.0	0.39%
Li Family Spokane LLC	(#,^)	21 E. Lincoln Rd, Spokane, WA 99208	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2042	372.0	372.0	413.2	0.13%
Clinton Food Market LLC	(#,^)	196 East Main St., Clinton, CT 06413	Gasoline Stations	Term Loan	Prime plus 2.75%	9/15/2042	253.8	253.8	275.1	0.09%
Tarleton & Family Landscaping, LLC	(#,^)	125 E Center St., Midland Park, NJ 07432	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/15/2027	70.2	70.2	66.0	0.02%
Alaska Motor Home Inc	(#,^)	6633 Brayton Dr, Anchorage, AK 99507	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/13/2027	279.3	279.3	254.3	0.08%
Fox Valley Rentals & Investments, LLC	(#,^)	2906 E. Newberry St., Appleton, WI 54915	Food Services and Drinking Places	Term Loan	Prime plus 3.75%	9/13/2027	6.4	6.4	6.6	—%
Nails By Mercede LLC	(#,^)	2994 and 2996 Edgewater Drive, Orlando, FL 32804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2027	12.0	12.0	11.8	—%
Town & Country Transportation Co. and Popco, LLC.	(#,^)	191 Arch St., New Britain, CT 06051	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/12/2042	163.7	163.7	185.0	0.06%
Rajbai Maa Inc. dba Nara Lounge	(#,^)	244-252 Atwells Ave, Providence, RI 02903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2042	377.5	377.5	399.0	0.12%
Health & Performance Center, LLC	(#,^)	1862 Craigshire Rd, Saint Louis, MO 63146	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2027	17.2	17.2	15.6	—%
Morgan Lynn Kerstetter dba Catherine School of Dance	(#,^)	315 Mill St. 3rd Fl, Danville, PA 17821	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/11/2027	6.3	6.3	6.6	—%
Foxtail, LLC and Tottly New Services Corp	(#,^)	1481 Highland Ave, Cheshire, CT 06410	Social Assistance	Term Loan	Prime plus 2.75%	9/8/2042	281.8	281.8	306.3	0.10%
Echelon Planning Group, LLC dba Echelon Financial Services and Echelon	(#,^)	5 Greenleaf Drive, Unit 201, Portsmouth, NH 03801	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/8/2027	6.3	6.3	6.5	—%
Crazy Beatz Productions LLC	(#,^)	20014 NE 138th St., Kearney, MO 64060	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 3.75%	9/7/2027	4.5	4.5	4.4	—%
South Fulton Landscape & Nursery, Inc.	(#,^)	3415 Enon Rd, College Park, GA 30349	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/7/2042	96.9	96.9	109.4	0.03%
Dreaming Big Learning Center Inc	(#,^)	3301 W Oak St, Kissimmee, FL 34741	Social Assistance	Term Loan	Prime plus 2.75%	9/5/2042	362.2	362.2	393.0	0.12%
Big Coop's Trucking LLC	(#,^)	3066 Misty Creek Drive., Swartz, MI 48473	Truck Transportation	Term Loan	Prime plus 2.75%	9/1/2027	85.0	85.0	83.8	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Blue EagleTransport Inc, Greeneagle Transport Inc & Golden Eagle Tran	(#,^)	377 Boston Post Rd, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/31/2027	321.1	321.1	300.6	0.09%
Busby Outdoor LLC	(#,^)	1734 Wansley Rd, Laurel, MS 39440	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	684.7	684.7	684.2	0.21%
Busby Outdoor LLC	(#,^)	1734 Wansley Rd, Laurel, MS 39440	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	537.9	537.9	537.5	0.17%
Lake County Tow LLC	(#,^)	15409 Country Rd 565A, Clermont, FL 34711	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/25/2042	84.5	84.5	91.3	0.03%
Parlay Disributors LLC	(#,^)	20 Medford Ave, Ste 104, Patchogue, NY 11772	Educational Services	Term Loan	Prime plus 2.75%	8/25/2027	93.1	93.1	86.0	0.03%
InUSA Ventures Inc dba InUSA Services	(#,^)	3015 San Pablo Ave, Ste 511, Berkeley, CA 94702	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	8/24/2027	20.9	20.9	19.0	0.01%
Genuine Ventures LLC and Seaweed Ventures LLC	(#,^)	432 S Franklin St, Juneau, AK 99801	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2030	495.8	495.8	491.3	0.15%
R & R Strength & Conditioning Corp dba Crossfit Light House Point	(#,^)	3701 NE 12th St., Pompano Beach, FL 33064	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/23/2042	79.8	79.8	90.1	0.03%
Delicias de Minas Restaurant, LLC	(#,^)	168-170 McWhorter St., Newark, NJ 07105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2027	172.0	172.0	176.3	0.05%
Damiano Global Corp	(#,^)	333 Birch Hills Drive, Rochester, NY 14622	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	18.8	18.8	18.6	0.01%
L&V Auto Sales, Inc.	(#,^)	1504 West Franklin Blvd., Gastonia, NC 28052	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/21/2027	15.0	15.0	15.7	—%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd Ste. 109 & 111, Joliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/18/2027	15.7	15.7	14.8	—%
Tony Herring & Associates, Inc	(#,^)	211 West Camellia Drive, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/17/2027	6.3	6.3	5.7	—%
Chester's World Enterprise LLC	(#,^)	140 W Alameda Drive, Ste 104, Tempe, AZ 85282	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/16/2027	18.8	18.8	17.9	0.01%
D'Amato & Sons Construction, Inc.	(#,^)	117 Oak St., Amityville, NY 11701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/11/2027	6.9	6.9	6.6	—%
L & J Corporate Services Inc	(#,^)	866 NW 110th Ave, Coral Springs, FL 33071	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2027	6.1	6.1	5.6	—%
Furniture Masters Limited Liability Company	(#,^)	160 Mount Pleasant Ave, Newark, NJ 07104	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/3/2027	7.5	7.5	6.8	—%
HMG Strategy LLC,	(#,^)	191 Post Rd W., Westport, CT 06880	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2027	41.3	41.3	37.6	0.01%
Hope Health Care, LLC	(#,^)	2945 Main St., Stratford, CT 06614	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/31/2027	8.7	8.7	7.9	—%
Raffi's Inc dba Atlantic Auto Center	(#,^)	1809 Roane St., Richmond, VA 23222	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2027	11.8	11.8	12.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Royal Blue Investments, Inc. and Cleland Pharmacy LLC	(#,^)	202 S. 1st St., Wakeeny, KS 67672	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/31/2042	51.1	51.1	57.0	0.02%
Sharon G McMillen, MA Psychologist, Inc.	(#,^)	216 West Main St, Kingwood, WV 26537	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/28/2027	15.4	15.4	14.0	—%
HQTRONIC LLC	(#,^)	10135 S. Roberts Rd Ste 209, Palos Hills, IL 60465	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/27/2027	18.7	18.7	17.0	0.01%
Oberon IT, Inc.	(#,^)	1404 W. Walnut Hill Lane, Irving, TX 75038	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/26/2027	181.4	181.4	174.7	0.05%
Gilles Peress Studio LLC	(#,^)	76 Lafayette Ave, Brooklyn, NY 11217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2027	53.5	53.5	48.7	0.02%
Obok LLC	(#,^)	2720 S. Havana St., Unit H, Aurora, CO 80014	Food Manufacturing	Term Loan	Prime plus 2.75%	7/21/2027	9.9	9.9	9.7	—%
Lil Tots' Learning Center LLC	(#,^)	3042 S 78th St, Tampa, FL 33619	Social Assistance	Term Loan	Prime plus 2.75%	7/21/2042	28.9	28.9	32.7	0.01%
Ocean Trans LLC	(#,^)	760 W. Charter Way, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	7/21/2027	32.2	32.2	29.3	0.01%
Matrix Z LLC	(#,^)	800 SW 21st Terrace, Fort Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 3.75%	7/19/2027	6.3	6.3	6.7	—%
Aitheras Aviation Group, LLC(OH) , Aitheras Aviation Group, LLC(FL)	(#,^)	2301 N Marginal Rd, Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus 2.75%	7/18/2027	683.6	683.6	626.4	0.19%
Wildflour Bakery & Cafe, LLC	(#,^)	5137 Clareton Dr. #100, 110, 120, Agoura Hills, CA 91301	Food Manufacturing	Term Loan	Prime plus 2.75%	7/17/2027	18.6	18.6	19.4	0.01%
Koep Companies dba Pipestone True value	(#,^)	207 East Main St., Pipestone, MN 56164	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/14/2042	315.0	315.0	335.4	0.10%
Rocks Auto Exchange LLC	(#,^)	518 East Main St., Westfield, IN 46074	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/13/2027	10.9	10.9	9.9	—%
McCord Holdings, Inc. dba Fast Signs 176101	(#,^)	7640 N. Wickham Rd, Melbourne, FL 32940	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/7/2027	15.5	15.5	14.5	—%
Thrifty Market Inc dba Thrifty Foods	(#,^)	702 10th St., Wheatland, WY 82201	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/6/2027	87.8	87.8	83.5	0.03%
New Chicago Wholesale Bakery Inc.	(#,^)	795 Touhy Ave, Elk Grove Village, IL 60007	Food Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	12.3	12.3	12.7	—%
The Country House Restaurant, LLC and Pelton Real Estate, LLC	(#,^)	677 US Route 7, Pittsford, VT 05763	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	48.1	48.1	55.4	0.02%
J. T. O'Neill Company, L.L.C	(#,^)	19972 Willowin Farm Lane, Purcellville, VA 20132	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	12.3	12.3	12.1	—%
Hamilton & Associates Real Estate and Investments Firm LLC	(#,^)	11776 West Sample Rd, Coral Springs, FL 33065	Real Estate	Term Loan	Prime plus 2.75%	6/30/2042	52.1	52.1	59.3	0.02%
JWH Designs, LLC	(#,^)	1111 Boston Post Rd, Rye, NY 10580	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2027	87.3	87.3	85.4	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
J&M Civil Construction Services LLC	(#,^)	1221 County Rd 4371, Decatur, TX 76234	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	79.7	79.7	77.9	0.02%
Best Bees Company	(#,^)	839 Albany St., Boston, MA 02119	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	6/29/2027	18.5	18.5	18.1	0.01%
Stiegelbauer Associates Inc.	(#,^)	63 Flushing Ave, #101, Bldg 280, Brooklyn, NY 11205	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2027	253.9	253.9	267.5	0.08%
Ocean Trans LLC and Dehal Trucking LLC	(#,^)	760 W. Charter Way, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2027	514.4	514.4	502.2	0.16%
Intellixion LLC	(#,^)	7447 Egan Dr, Ste 110 A, Savage, MN 55378	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/29/2027	3.1	3.1	3.0	—%
Malhame & Company Publishers & Importers Inc.	(#,^)	180 Orville Rd, Bohemia, NY 11780	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/29/2027	73.9	73.9	72.2	0.02%
Greensboro Plastic Surgical Associates, PA	(#,^)	2716 Henry St., Greensboro, NC 27405	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2042	557.7	557.7	630.0	0.20%
Oakhill Farms, LLC	(#,^)	15 Carl St., Johnston, RI 02919	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	87.9	87.9	94.9	0.03%
Akal Express Inc. dba Truck Trailer Service Stop	(#,^)	2901 I 40 West, Vega, TX 79092	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/28/2042	57.8	57.8	66.5	0.02%
Foxhop Fitness, LLC	(#,^)	4211 NW Federal Hwy, Jensen Beach, FL 34957	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	76.5	76.5	75.2	0.02%
Old Dominion Transportation Group, Inc.	(#,^)	1308 Devils Reach Rd, Woodbridge, VA 22192	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2027	831.8	831.8	823.0	0.26%
Citibin, Inc.	(#,^)	254 36th St., Unit 25, Brooklyn, NY 11232	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/27/2027	102.8	102.8	100.4	0.03%
Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	(#,^)	211 East 25th St., Norfolk, VA 23504	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/27/2030	215.7	215.7	230.7	0.07%
WB Cleaners Inc. DBA $2.75 Cleaners	(#,^)	5101 University Park Way, Winston-Salem, NC 27106	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2027	13.5	13.5	14.2	—%
Ains Holding Company, LLC	(#,^)	122 West 26th St., New York, NY 10011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2027	887.7	887.7	878.3	0.27%
Four Seasons Laser Center Inc.	(#,^)	4720 NW 2nd Ave Units D-104 - 105, Boca Raton, FL 33498	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/26/2042	211.4	211.4	239.4	0.07%
Rustic LLC	(#,^)	4779 State Rd AA, Tebbetts, MO 65080	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/23/2042	15.7	15.7	16.9	0.01%
Northern Industries, LLC	(#,^)	W 5585 Dehart Drive, Tomahawk, WI 54484	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/23/2042	55.6	55.6	64.4	0.02%
Vella Construction Enterprises, Inc. dba Vella Construction	(#,^)	318 28th Ave, San Mateo, CA 94403	Construction of Buildings	Term Loan	Prime plus 2.75%	6/23/2027	18.5	18.5	18.1	0.01%
Birches Group, LLC	(#,^)	228 East 45th St. 12th FL South, New York, NY 10017	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2027	41.1	41.1	40.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Scarlet Spartan Inc.dba FastSigns of Brighton	(#,^)	533 W. Grand River Ave, Brighton, MI 48116	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	24.0	24.0	24.0	0.01%
Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	(#,^)	11535 Carmel Cmns Blvd #200, Charlotte, NC 28226	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/16/2042	385.8	385.8	429.2	0.13%
JAM Media Solutions, LLC	(#,^)	4744 Tackawanna St., Philadelphia, PA 19124	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/15/2027	26.6	26.6	26.0	0.01%
All Regional Recyclers of Wood LLC dba ARROW,Superior Carting,LLC dba	(#,^)	104 Wooster St., Bethel, CT 06801	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/15/2042	299.3	299.3	337.1	0.10%
ESA 365 Corp and Lucathor Realty LLC	(#,^)	2420 Grand Ave, Baldwin, NY 11520	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2042	21.7	21.7	24.7	0.01%
Hull's Kitchen, LLC and HK Too, LLC	(#,^)	19 Hull Shore Dr, Hull, MA 02045	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2042	92.8	92.8	107.4	0.03%
Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	(#,^)	577 Main Ave, Paterson, NJ 07055	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2042	89.1	89.1	102.2	0.03%
Susan Hughes dba Aloha Junction B and B	(#,^)	19-4037 Olapalapa Rd, Volcano, HI 96785	Accommodation	Term Loan	Prime plus 2.75%	6/14/2042	59.7	59.7	69.2	0.02%
Yachting Solutions LLC	(#,^)	229 Commercial St., Rockport, ME 04856	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2027	97.6	97.6	99.9	0.03%
Refoleen Inc dba Spice and Tea Exchange	(#,^)	849 E Commerce St. Ste 121, San Antonio, TX 78205	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/8/2027	2.9	2.9	2.8	—%
SCW, LLC dba Arthur Murray Dance Studio	(#,^)	2383 Old Dixwell Ave, Hamden, CT 06518	Educational Services	Term Loan	Prime plus 2.75%	6/2/2042	140.6	140.6	159.2	0.05%
Skydive California, LLC	(#,^)	25001 S Kasson Rd, Tracy, CA 95301	Educational Services	Term Loan	Prime plus 2.75%	6/2/2027	45.2	45.2	47.6	0.01%
Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder	(#,^)	246 East Belt Boulevard, Richmond, VA 23224	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/1/2042	44.0	44.0	50.2	0.02%
Sage Oil LLC	(#,^)	8913 Egyptian Ave, Las Vegas, NV 89143	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/31/2027	18.3	18.3	18.0	0.01%
Ricnet III, Inc. dba Edible Arrangements	(#,^)	716 Foxcroft Ave, Martinsburg, WV 25401	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/31/2027	12.3	12.3	12.1	—%
Funtime, LLC and Universal Entertainment Group LLC	(#,^)	13200 W. Foxfire Dr #144, Surprise, AZ 85387	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2027	54.0	54.0	53.2	0.02%
Impact Grounds Maintenance and Design, Inc.dba Impact Landscaping and	(#,^)	6291 Chittenden Rd, Boston Heights, OH 44236	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/31/2042	76.4	76.4	87.9	0.03%
Haroon Baig,Inc.dba US1 Petrol	(#,^)	1280-1290 Dixwell Ave, Hamden, CT 06514	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2042	253.8	253.8	294.0	0.09%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Chet Lemon Enterprises LLC dba All American Sports	(#,^)	1544 Lane Park Cutoff, Tavares, FL 32778	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/26/2042	761.9	761.9	882.5	0.27%
Hurricane Group, Inc.	(#,^)	312 West Fourth St., Carson City, NV 89703	Other Information Services	Term Loan	Prime plus 2.75%	5/26/2027	61.1	61.1	59.7	0.02%
Eagle Wood Works LLC	(#,^)	1448 Horsehead Rd, Lugoff, SC 29078	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	5/26/2027	9.8	9.8	9.9	—%
Mitchell Auto Repair, LLC and and C&M Mitchell, LLC	(#,^)	8641 Ashwood Dr, Capital Heights, MD 20743	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/26/2042	190.8	190.8	218.0	0.07%
Swantown Inn & Spa LLC	(#,^)	1431 11th Ave SE, Olympia, WI 98501	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	122.2	122.2	141.1	0.04%
Jung Design Inc.	(#,^)	10857 Pine Bluff Drive, Fisher, IN 46037	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2027	7.3	7.3	7.2	—%
Beyond Waves A Unique Salon LLC and Lori Ann Carlson	(#,^)	2290 Foxon Rd Route 80, North Branford, CT 06471	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2027	12.2	12.2	12.0	—%
Locavore LLC dba Paloma Restaurant	(#,^)	401 S. Guadalupe St., Santa Fe, NM 87501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2027	40.8	40.8	40.6	0.01%
Abdul Naushad MD PC dba Advanced Pain Centers	(#,^)	2865 James Boulevard, Poplar Bluff, MO 63901	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/25/2042	379.0	379.0	434.6	0.13%
Innovim, LLC	(#,^)	6401 Golden Triangle Dr. Ste 200, Greenbelt, MD 20770	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2027	275.1	275.1	268.6	0.08%
Gill Express Inc. and Gill Express 2 LLC	(#,^)	2372 Walnut Ave, Livingston, CA 95334	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2042	325.7	325.7	367.0	0.11%
Prestige Construction of Florida, LLC	(#,^)	1404 Yorktown St. Ste E, Deland, FL 34944	Construction of Buildings	Term Loan	Prime plus 2.75%	5/23/2042	323.4	323.4	361.8	0.11%
Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	(#,^)	132 North Wellwood Ave, Lindenhurst, NY 11757	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/19/2042	560.0	560.0	636.9	0.20%
Hayden Trucking LLC	(#,^)	11540 Eagle Vista Drive, Fort Worth, TX 76179	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	170.5	170.5	174.3	0.05%
Tres K Deli,Grocery,Fruit and Meat Inc.	(#,^)	125 West Tremont Ave, Bronx, NY 10453	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/19/2027	6.7	6.7	6.8	—%
Waterford Plumbing Co, Inc.	(#,^)	2425 W. Cuyler Ave, Chicago, IL 60618	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2027	40.8	40.8	40.2	0.01%
Mr. B's Bicycles & Mopeds, Inc.	(#,^)	1870 S. 4th Ave, Yuma, AZ 85364	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/18/2042	141.1	141.1	160.1	0.05%
Bay Car Wash LLC	(#,^)	952 S Commercial St & W Magnolia, Aransas Pass, TX 78336	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2042	116.1	116.1	132.2	0.04%
Computech Computers Inc.	(#,^)	40-24 76th St., Office #2B, Elmhurst, NY 11373	Educational Services	Term Loan	Prime plus 2.75%	5/17/2027	40.8	40.8	39.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
5 Stars Learning Center Inc	(#,^)	14 Paine Ave, Irvington, NJ 07111	Social Assistance	Term Loan	Prime plus 2.75%	5/16/2042	59.4	59.4	67.4	0.02%
Batter & Company,LLC dba Batter Co. Dessert Collection	(#,^)	1741 N.W. 33rd St., Pompano Beach, FL 33064	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/16/2027	43.8	43.8	43.3	0.01%
Arco Electrical Contractors Inc. dba Arco Construction Group	(#,^)	22-24 South Seventh St., Elizabeth, NJ 07202	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/16/2027	291.2	291.2	294.6	0.09%
Band Sawn Lumber,LLC and Nathan Ryan Adams	(#,^)	1873 State Hwy 29, Johnstown, NY 12095	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	5/15/2042	110.8	110.8	124.6	0.04%
Sanderson Distribution Inc.	(#,^)	100 Daniel Drive, Alamo, CA 94507	Truck Transportation	Term Loan	Prime plus 2.75%	5/12/2027	8.6	8.6	8.4	—%
SG Linke LLC	(#,^)	413 N Alfaya Trail P11, Orlando, FL 32828	Clothing and Clothing Accessories Stores	Term Loan	8.25%	5/12/2027	67.9	67.9	65.9	0.02%
B G F Bobby Q's Inc	(#,^)	447 N. Main St., Freeport, NY 11520	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2027	6.1	6.1	6.4	—%
Estelle Finkel Educational Associates,LLC	(#,^)	125 West Mt. Pleasant Ave, Livingston, NJ 07039	Educational Services	Term Loan	Prime plus 2.75%	5/11/2027	99.4	99.4	97.0	0.03%
Labmates,LLC	(#,^)	141 Watertown Rd, Thomaston, CT 06787	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	5/10/2027	81.5	81.5	84.2	0.03%
NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2042	21.1	21.1	23.2	0.01%
Innovation Transport, LLC	(#,^)	1 International Blvd, Mahwah, NJ 07495	Truck Transportation	Term Loan	Prime plus 2.75%	5/9/2027	63.6	63.6	65.6	0.02%
NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2027	72.1	72.1	72.1	0.02%
Benchmark Building, Inc.	(#,^)	1439 Stargazer Terrace, Sanford, FL 32771	Construction of Buildings	Term Loan	Prime plus 2.75%	5/5/2027	18.3	18.3	17.9	0.01%
Cable Management LLC	(#,^)	290 Pratt St., Meriden, CT 06450	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/3/2027	46.7	46.7	47.9	0.01%
Fine Arts Center of Easley, Inc. dba Midtown Music	(#,^)	117 S. Pendleton St., Easley, SC 29640	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/2/2042	113.5	113.5	131.5	0.04%
Love and Glory Learning Center, Inc.	(#,^)	4911 N. 42nd St., Tampa, FL 33610	Social Assistance	Term Loan	Prime plus 2.75%	4/28/2042	74.9	74.9	84.5	0.03%
JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	(#,^)	393 Charles St., Providence, RI 02904	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	213.2	213.2	246.9	0.08%
Sneads Ferry Foods, Inc. dba DQ Grill & Chill	(#,^)	920 Hwy 210, Sneads Ferry, NC 28460	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	611.4	611.4	689.0	0.21%
Asheville's Fun Depot, LLC	(#,^)	7 Roberts Rd, Asheville, NC 28803	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2027	70.7	70.7	74.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Resident Research, LLC	(#,^)	4400 Morris Park Drive Ste M, Charlotte, NC 28277	Other Information Services	Term Loan	Prime plus 2.75%	4/24/2027	71.8	71.8	70.2	0.02%
Getting Even LLC dba The Zoo Health Club	(#,^)	377 South Willow St., Ste B 2-1, Manchester, NH 03103	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/21/2027	6.1	6.1	6.0	—%
Ralph's Hair Salon, Inc.	(#,^)	175 NW 14th St., Homestead, FL 33030	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/21/2042	48.0	48.0	54.8	0.02%
Condron Brothers LLC DBA Luv 2 Play	(#,^)	4790 La Sierra Ave, Riverside, CA 92505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/19/2027	96.6	96.6	96.9	0.03%
Butternuts Beer and Ale LLC	(#,^)	4021 Hwy 51, Garrattsville, NY 13342	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/12/2027	59.6	59.6	62.8	0.02%
Landmark Ventures USA, Inc.	(#,^)	475 Park Ave South 25th Fl, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	150.5	150.5	146.9	0.05%
Golden Hen Inc. dba Cafe	(#,^)	468 W. Cheltenham Ave, Philadelphia, PA 19126	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	52.0	52.0	51.1	0.02%
Applied Integrated Technologies, Inc.	(#,^)	7120 Samuel Morse Drive #150, Columbia, MD 21046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2027	100.4	100.4	98.0	0.03%
Bear Trail Lodge LLC	(#,^)	Mile 1 Bear Trail Rd, King Salmon, AK 99613	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	531.0	531.0	613.1	0.19%
Citizens Lanes, LLC	(#,^)	5100 Goodson Connector Rd, Union City, GA 30291	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	607.2	607.2	703.3	0.22%
The Altitude Group, LLC and Core Home Security, LLC	(#,^)	949 Clint Moore Rd, Unit 949A, Boca Raton, FL 33487	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	35.5	35.5	34.7	0.01%
Schafer Fisheries Inc.	(#,^)	21985 Waller Rd, Fulton, IL 61252	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	238.6	238.6	276.4	0.09%
KWG Industries LLC dba Peterson & Marsh Metal Industries	(#,^)	330 Roycefield Rd, Unit B, Hillsborough, NJ 08844	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2027	24.1	24.1	25.2	0.01%
Sea Smoke Barbeque, Corp and Danwen LLC	(#,^)	20 Island Farm Rd, Oak Bluffs, MA 02557	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	227.2	227.2	258.5	0.08%
Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham	(#,^)	1221 Kentucky Mills Drive, Louisville, KY 40299	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	1,015.1	1,015.1	1,174.2	0.36%
H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	(#,^)	5455 N 51st St., #30, Glendale, AZ 85301	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	84.5	84.5	84.3	0.03%
Douglas K. Soderblom . dba Loma Linda Optometry	(#,^)	25815 Barton Rd, Unit C104, Loma Linda, CA 92354	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	80.3	80.3	80.4	0.02%
Discount Price, LLC dba Robert's Market	(#,^)	2 Hill Rd, Franklin, NH 03235	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	198.2	198.2	226.4	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
New England Country Day School, Inc. and Thomas D. Walker	(#,^)	27 Kenosia Ave, Danbury, CT 06810	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	362.6	362.6	411.6	0.13%
Heil & Hornik LLC dba Elysium Tennis	(#,^)	7637 C. Commerce Place, Plain City, OH 43064	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	893.0	893.0	1,012.2	0.31%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC	(#,^)	421 S. Oak St., Pecos, TX 79772	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	394.3	394.3	456.7	0.14%
Robert Dixon PA dba Law Offices of Robert Dixon	(#,^)	4501 NW 2nd Ave, Miami, FL 33127	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/24/2042	409.6	409.6	473.4	0.15%
Denton Bio Fuels LLC and American Bio Source LLC	(#,^)	624 W. University Dr. Ste 359, TX, TX 76201	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	45.7	45.7	46.1	0.01%
Color Graphic Press, Inc.	(#,^)	42 Main St., Nyack, NY 10960	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2027	96.3	96.3	101.3	0.03%
JBK Truck Trailer and Bus Inc.	(#,^)	8669 South State Rd 67, Camby, IN 46113	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	85.2	85.2	96.5	0.03%
Executive Fitness & Nutrition Inc.	(#,^)	8610 Roosevelt Ave Ste 2, Jackson Heights, NY 11372	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	16.4	16.4	17.2	0.01%
Baton Rouge Cargo Services Inc. and 6507 Westport, LLC	(#,^)	6507 Westport Ave, Shreveport, LA 71129	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	618.0	618.0	708.6	0.22%
Vehicle Safety Supply LLC	(#,^)	707 Femimore Rd, Mamaroneck, NY 10543	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/21/2027	18.1	18.1	17.6	0.01%
J Sivilis LLC dba Pet Wants	(#,^)	3883 Catalina Dr, Cocoa, FL 32926	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/17/2027	3.9	3.9	3.9	—%
Reservoir International LLC	(#,^)	502 Parks McMillan Drive, Raeford, NC 28376	Educational Services	Term Loan	Prime plus 2.75%	3/16/2027	79.8	79.8	81.1	0.03%
The Purple Cow House of Pancake Inc	(#,^)	6 & 10 Skowhegan Rd, Fairfield, ME 04937	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	154.4	154.4	178.6	0.06%
Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc. T.C.	(#,^)	5880 US Hwy6, Portage, IN 46368	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	241.4	241.4	253.9	0.08%
1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa	(#,^)	6510 North Broadway, Saint Louis, MO 63147	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	543.7	543.7	529.9	0.16%
Dwayne Bernard Tate	(#,^)	1238 Woodcliff Court SW, Lilburn, GA 30047	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	8.4	8.4	8.5	—%
Elegant Occasions, LLC dba E Productions	(#,^)	3650 Coral Ridge Drive Units 103-104, Coral Springs, FL 33065	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	565.7	565.7	641.9	0.20%
E & P Holdings 1 LLC and Evans & Paul Unlimited Corp. and Evans	(#,^)	140 Dupont St., Plainview, NY 11803	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/9/2027	100.2	100.2	98.9	0.03%
Anthony LLC dba Star of Woodward Market	(#,^)	5730 Woodward Ave, Detroit, MI 48202	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	110.9	110.9	128.3	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Allegro Assisted Living Of Texas	(#,^)	3400 Remington Drive, Plano, TX 75023	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/6/2027	77.0	77.0	81.0	0.03%
Podium Auto Sales Inc and RRS Property, LLC	(#,^)	246 S Dixie Hwy, Pompano Beach, FL 33060	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	87.2	87.2	98.6	0.03%
Getting Even LLC dba The Zoo Health Club	(#,^)	377 S Willow St. Unit B2-1, Manchester, NH 03103	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	76.6	76.6	76.3	0.02%
SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	(#,^)	1001 E. Cooley Drive Ste 102, Colton, CA 92324	Truck Transportation	Term Loan	Prime plus 2.75%	2/28/2027	182.3	182.3	177.6	0.06%
Weeping Willow Kennels, Inc and Aileen N Black	(#,^)	6041 Hammond School Rd, Salisbury, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	134.4	134.4	153.4	0.05%
Teracore Inc.	(#,^)	3300 Holcomb Bridge Rd Ste 226, Norcross, GA 30092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	130.2	130.2	126.9	0.04%
McNally Enterprises Inc.	(#,^)	1010 N. Grove St., Anaheim, CA 92806	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/27/2027	51.2	51.2	51.0	0.02%
Total Document Solutions Inc and,TDS Services, LLC	(#,^)	2515 North Shiloh Drive, Fayetteville, AR 72704	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/27/2030	268.7	268.7	276.3	0.09%
TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	(#,^)	2235 S. Power Rd Ste 118, Mesa, AZ 85209	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	59.8	59.8	62.1	0.02%
3W Enterprises LLC	(#,^)	2727 Industrial Parkway, Elkhart, IN 46516	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	62.8	62.8	72.1	0.02%
B & J Bicycle Shop Inc.	(#,^)	1620 E. Sample Rd, Pompano Beach, FL 33064	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	5.3	5.3	5.6	—%
DER Services, LLC dba A.K.A. Sports	(#,^)	34904 W. B. Michigan Ave, Wayne, MI 48184	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/17/2042	38.4	38.4	44.5	0.01%
Ameritube, LLC and Ravone Properties, LLC	(#,^)	1000 N State Hwy 77, Hillsboro, TX 76645	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	177.8	177.8	205.7	0.06%
Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC	(#,^)	2808 Court St., Port Allen, LA 70767	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	237.5	237.5	272.3	0.08%
Maximo Canot dba Wash and Dry Laundrymat	(#,^)	34 Morningside Ave, Yonkers, NY 10703	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	132.1	132.1	151.7	0.05%
Sushiya Inc.	(#,^)	72 S. Main St, Hanover, NH 03755	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2027	14.9	14.9	14.8	—%
Marvic Enterprises Inc dba Jordan's Liquor	(#,^)	199 Taunton Ave, East Providence, RI 02914	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	210.2	210.2	240.3	0.07%
Harrison Logging Company LLC	(#,^)	255 Ray Crain Rd, Indian Mound, TN 37079	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	84.5	84.5	84.8	0.03%
8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	(#,^)	174-176 Mountain Ave, Springfield, NJ 07081	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	315.7	315.7	355.0	0.11%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
DBMS Consulting, Inc.	(#,^)	164 W 83rd St. #CF1 & CF2, New York, NY 10024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	177.5	177.5	199.7	0.06%
Brandco, LLC	(#,^)	2151 Consulate Drive Ste 21, Orlando, FL 32837	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/31/2027	34.5	34.5	33.6	0.01%
Chidlren's House Learning, Inc and Tarps Investment Group	(#,^)	720 Wilbraham Rd, Springfield, MA 01109	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2042	308.0	308.0	349.3	0.11%
Fave Realty Inc.	(#,^)	1875 Grand Ave, Baldwin, NY 11510	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	52.2	52.2	59.5	0.02%
SRC Publishing LLC	(#,^)	8690 Waterford Bend St., Las Vegas, NV 89123	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	17.7	17.7	17.3	0.01%
ZMKNY Tires Inc dba Houston International Tires	(#,^)	12444 Market ST, Houston, TX 77015	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/27/2042	103.2	103.2	119.4	0.04%
House of Bread & Coffee Corp dba Casa Do Pao	(#,^)	22829 State Rd 7, Boca Raton, FL 33428	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/27/2042	167.2	167.2	185.7	0.06%
Fox Valley Rentals & Investments LLC and Brian M Tomaszewski	(#,^)	2906 E. Newberry St., Appleton, WI 54915	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/20/2042	40.7	40.7	46.1	0.01%
Jolibe LLC and Jolibe Atelier LLC	(#,^)	325 West 38th St. Studio 1704-1706, New York, NY 10018	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	8.3	8.3	8.2	—%
Eickmann Management Group LLC dba Jimmy Johns of Dundee	(#,^)	568 Techumseh St., Dundee, MI 48131	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	78.5	78.5	82.3	0.03%
Fullbro Trust dba Menemsha Blues	(#,^)	2 Basin Rd, Chilmark, MA 02535	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	17.8	17.8	18.7	0.01%
Echelon Enterprises, Inc	(#,^)	16701 E. Iliff Ave, Aurora, CO 80013	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/10/2027	38.6	38.6	40.6	0.01%
Fort Smith Wings Inc. dba Wing Stop	(#,^)	8624 Rogers Ave, Fort Smith, AR 72903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2026	15.2	15.2	15.2	—%
Jacliff Investments Inc. dba International health Technologies	(#,^)	2355 South 1070 West, Salt Lake City, UT 84119	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	97.6	97.6	95.0	0.03%
Metropolitan Solutions Group Inc.	(#,^)	1420 Chestnut St., Portsmouth, VA 23704	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	262.8	262.8	292.4	0.09%
Means Enterprises LLC dba FastFrame Frisco	(#,^)	4112-4150 Legacy Dr./5729 Leabanon Rd #412, Frisco, TX 75034	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	17.6	17.6	17.2	0.01%
Soon Im. Chin dba Stan C-Store	(#,^)	4014 E Stan Schlueter Loop, Killeen, TX 76542	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	203.1	203.1	233.4	0.07%
Elita 7, LLC	(#,^)	16 Marble St., Worcester, MA 01603	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	680.9	680.9	777.5	0.24%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Techni-Pro Institute LLC	(#,^)	414 NW 35th St., Boca Raton, FL 33431	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	148.3	148.3	146.6	0.05%
New Chicago Wholesale Bakery, Inc.	(#,^)	795 Touhy Ave, Elk Grove Village, IL 60007	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	433.2	433.2	487.7	0.15%
Sempco, Inc.	(#,^)	51-55 Lake St. Unit #2-6, Nashua, NH 03060	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	40.1	40.1	46.4	0.01%
HMG Strategy, LLC	(#,^)	191 Post Rd West, Westport, CT 06880	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	38.6	38.6	37.5	0.01%
Trison Enterprises Inc.dba Lee's Automotive	(#,^)	13281 Aurora Ave N, Seattle, WA 98311	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	389.4	389.4	443.0	0.14%
AGG Management Team LLC dba Chevron	(#,^)	2615 S Dixie Hwy, West Palm Beach, FL 33401	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	274.8	274.8	317.4	0.10%
Wayfarer Bicycle LLC	(#,^)	118-120 Ocean Ave, New London, CT 06320	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	88.4	88.4	98.9	0.03%
Success Advertising Inc. dba Success Communivstion	(#,^)	26 Eastmans Rd, Parsippany, NJ 07054	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	445.8	445.8	512.9	0.16%
Roast Beef Levittown LLC dba Arby's	(#,^)	2080 Hempstead Turnpike, East Meadow, NY 11554	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	165.9	165.9	174.1	0.05%
Myndshft Technologies LLC	(#,^)	3440 Gannett Ave, Des Moines, IA 50321	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	605.4	605.4	602.3	0.19%
Recycling Revolution,LLC	(#,^)	4190 Collins Rd, Unadilla, GA 31091	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	88.7	88.7	100.1	0.03%
Mack Team Enterprises Inc.dba The UPS Store #6815	(#,^)	38200 Ave of the States, Fort Gordon, GA 30905	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	15.9	15.9	15.9	—%
Imagine By Carleen Inc.	(#,^)	1404 Del Prado Blvd. #100, 105, Cape Coral, FL 33990	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	50.2	50.2	56.9	0.02%
Hanson's Greeks LLC	(#,^)	8132 N. 87th Place, Ste A, Scottsdale, AZ 85258	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	8.8	8.8	9.2	—%
New Life Hospital LLC	(#,^)	17400 Red Oak Drive, Houston, TX 77090	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,166.4	1,166.4	1,347.6	0.42%
Yachting Solutions LLC	(#,^)	229 Commercial St., Rockport, ME 04856	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/7/2029	60.7	60.7	63.2	0.02%
Lilo Holdings LLC	(#,^)	933 Port Reading Ave, Port Reading, NJ 07064	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/5/2026	12.6	12.6	12.7	—%
Noso Development LLC	(#,^)	4 Walker Way, Albany, NY 12205	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	58.6	58.6	57.0	0.02%
Quick Ship, LLC	(#,^)	448 W. 19th St, Houston, TX 77008	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	8.1	8.1	7.9	—%
Sharaz Shah DBA Thomas Jewelers	(#,^)	714 Greenville Blvd, Ste 0043, Greenville, NC 27858	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/30/2026	6.3	6.3	6.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Studio Find It Georgia, Inc.	(#,^)	1415 Constitution Rd SE, Atlanta, GA 30316	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	5.8	5.8	5.7	—%
RD Management, LLC	(#,^)	2302 N. Kings Hwy, Myrtle Beach, SC 29572	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	165.4	165.4	161.9	0.05%
Imaginarium Foods LLC,	(#,^)	751 N. Cable Rd, Lima, OH 45805	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	358.5	358.5	409.0	0.13%
Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence,LLC	(#,^)	1 Pebble Wood Lane, Palm Coast, FL 32164	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	64.7	64.7	74.8	0.02%
Usman Jalil, LLC dba Food Mart	(#,^)	147 N Washington St., Plainville, CT 06062	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	223.9	223.9	250.0	0.08%
Access Staffing, LLC	(#,^)	360 Lexington Ave 8th Fl, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	914.3	914.3	889.1	0.28%
CRK Mens, LLC dba Spiff for Men	(#,^)	750 Third Ave, New York, NY 10017	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	84.6	84.6	83.2	0.03%
Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn -#281901	(#,^)	1835 Auburn Way N Ste B, Auburn, WA 98002	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	46.4	46.4	45.5	0.01%
WPN Recycling Company LLC	(#,^)	5101 Andard Ave, Baltimore, MD 21226	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	17.4	17.4	18.3	0.01%
Merchant Coterie, Inc.	(#,^)	400 East 52nd St. Apt 14F, New York, NY 10022	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/23/2026	96.7	96.7	94.1	0.03%
Bouquet Restaurant LLC	(#,^)	519 Main St., Covington, KY 41011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	92.8	92.8	107.0	0.03%
JBK Truck Trailer and Bus Inc.	(#,^)	8669 S State Rd 67, Camby, IN 46113	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	396.2	396.2	449.0	0.14%
6E Technologies LLC	(#,^)	11001 West 120th Ave, Ste 400, Broomfield, CO 80020	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	122.4	122.4	124.5	0.04%
Broms Asset Management LLC	(#,^)	215 East 79th St. Apt 9E, New York, NY 10075	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	96.6	96.6	93.9	0.03%
Skaggs RV Outlet LLC	(#,^)	301 Commerce Drive, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	77.4	77.4	81.2	0.03%
Catherine Christine Morin dba Purr-Fect Pets	(#,^)	1915 North Austin Ave, Georgetown, TX 78626	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	14.5	14.5	14.1	—%
Stratmar Systems Inc dba Stratmar Retail Services	(#,^)	109 Willett Ave, Port Chester, NY 10573	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	53.0	53.0	55.6	0.02%
Hoosier Health Plus, LLC	(#,^)	520 East 8th St., Anderson, IN 46012	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	91.7	91.7	94.3	0.03%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(#,^)	640 Dubois St., Du Bois, PA 15801	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2026	170.5	170.5	177.7	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(#,^)	640 Dubois St., Dubois, PA 15801	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2041	438.5	438.5	500.8	0.16%
Panther Ironworks and Rigging Solutions LLC	(#,^)	1028 Washburn Switch Rd, Shelby, NC 28150	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	123.0	123.0	124.1	0.04%
Hackensack Steel Corporation and Luzerne Ironworks Inc	(#,^)	300 Sly St., Swoyersville, PA 18709	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	191.0	191.0	200.4	0.06%
Big Apple Entertainment Partners LLC	(#,^)	1221 Brickell Ave, Ste 2660, Miami, FL 33131	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/9/2026	135.4	135.4	131.7	0.04%
Dyer Properties, LLC and Bayview Pharmacy, Inc.	(#,^)	3844 Post Rd, Warwick, RI 02886	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	229.1	229.1	258.0	0.08%
MIK LLC dba Firehouse Subs	(#,^)	17250 Royalton Rd, Strongsville, OH 44136	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	168.8	168.8	165.2	0.05%
Fine Line Interiors, Inc.	(#,^)	2530 SW 30th Ave, Hallandale Beach, FL 33009	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	63.5	63.5	73.4	0.02%
131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	(#,^)	13215 Miles Ave, Cleveland, OH 44105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	120.6	120.6	137.9	0.04%
Veracruz Shabo, LLC, Waterfalls Quick Lube LLC	(#,^)	1325 Broad St., Central Falls, RI 02863	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	115.6	115.6	132.0	0.04%
Glocecol LLC	(#,^)	10302 NW S River Drive, Bay #18, Miami, FL 33178	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	58.0	58.0	60.9	0.02%
Bloomquist Communications Inc.	(#,^)	131 East Trinity Place, Decatur, GA 30030	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	46.0	46.0	44.7	0.01%
Moolchan Enterprises LLC dba Staying Green	(#,^)	5370 State Rd 84 Bay 3, Davie, FL 33314	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	8.4	8.4	8.8	—%
Woodstock Enterprises Corp dba True Scent Candle Co	(#,^)	191 2nd Ave, Warwick, RI 02888	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	84.6	84.6	94.7	0.03%
FibAire Communications, LLC	(#,^)	13590 S Sunland Gin Rd, #E, Arizona City, AZ 85123	Telecommunications	Term Loan	Prime plus 2.75%	10/27/2026	82.6	82.6	83.5	0.03%
Elite Structures Inc	(#,^)	401 Old Quitman Rd, Abel, GA 31620	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	191.3	191.3	202.5	0.06%
Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	(#,^)	200 North Branford Rd, Branford, CT 06405	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	325.7	325.7	341.8	0.11%
Worldwide Estate, Inc. dba Washington Heights Manor	(#,^)	10620 W. Greenwood Ter, Milwaukee, WI 53224	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	213.9	213.9	247.1	0.08%
Gold Wind Logistics LLC	(#,^)	2830 Beech Daly Rd, Inkster, MI 48141	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	167.2	167.2	193.2	0.06%
Speaker City, Inc. dba Rollin Thunder	(#,^)	246 East Belt Boulevard, Richmond, VA 23224	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	119.2	119.2	136.0	0.04%
Maine Service Corp	(#,^)	59-22 55th St., Maspeth, NY 11378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	126.1	126.1	130.6	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Justin Partlow	(#,^)	100 Independence Place, Ste 414, Tyler, TX 75703	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	14.9	14.9	14.5	—%
Reliable Recovery Services LLC	(#,^)	2401 West Mcdowell Rd, Phoenix, AZ 85009	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	86.2	86.2	86.8	0.03%
Wyspen Corporation dba Charlestown Ace	(#,^)	5 Austin St., Charlestown, MA 02129	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	27.6	27.6	26.8	0.01%
Ailky Corporation	(#,^)	352 Beford St., Lakeville, MA 02347	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	181.6	181.6	179.3	0.06%
Adelwerth Bus Corp.	(#,^)	423 Montauk Hwy, Eastport, NY 11941	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2041	230.3	230.3	259.7	0.08%
JJA Transportation Management Inc.	(#,^)	15 Church St., Upland, PA 19015	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	39.8	39.8	38.7	0.01%
Seaway LLC and Reklaw LLC dba Allure Lounge	(#,^)	415 -417 Halsey Drive, Newark, NJ 07102	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	130.4	130.4	150.6	0.05%
Adelwerth Bus Corporation, Transportation Leasing Corp.	(#,^)	423 Montauk Hwy, Eastport, NY 11941	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2029	545.1	545.1	574.0	0.18%
Graphics,Type and Color Enterprises Inc dba Clubflyers.com	(#,^)	2300 NW 7th Ave, Miami, FL 33127	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/28/2041	821.5	821.5	949.1	0.29%
Beadon Inc	(#,^)	2601 Old Ocean City Rd, Salisbury, MD 21804	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	17.0	17.0	17.8	0.01%
CD Game Exchange Inc.	(#,^)	3719 N Mississippi, Portland, OR 97227	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2026	17.5	17.5	17.0	0.01%
Kyle M Walker DDS, PC	(#,^)	1402 West Park Ave, Orange, TX 77630	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	175.0	175.0	172.6	0.05%
Reynolds Fence & Guardrail Inc.	(#,^)	9320 Machado Drive, Indian Trail, NC 28079	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	476.8	476.8	491.8	0.15%
Luv 2 Play Nor Cal, LLC dba Luv 2 Play	(#,^)	82 Clarksville Rd, Folsom, CA 95630	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	39.9	39.9	39.7	0.01%
Sarah S Olelewe MD Inc	(#,^)	11704 &11712 Hawthorne Blvd, Hawthorne, CA 90250	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2041	277.5	277.5	314.8	0.10%
TPFC,LLC dbaThe Picture Frame Company	(#,^)	5957 Glenway Ave, Cincinnati, OH 45238	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	55.7	55.7	63.3	0.02%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	(#,^)	24201 N Hwy 1, Fort Bragg, CA 95437	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	6.8	6.8	7.1	—%
PeopleBest Inc.	(#,^)	19442 Mesa Drive, Villa Park, CA 92861	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	11.4	11.4	11.0	—%
Wrecking Crew Media LLC	(#,^)	229 Commercial Ave, Pittsburgh, PA 15212	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	37.9	37.9	36.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Cuppiecakes LLC	(#,^)	313 S Main St., McGregor, TX 76557	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	21.3	21.3	24.1	0.01%
Consulting Solutions Inc. and Mark Luciani	(#,^)	3000 N Federal Hwy 1-1A, Fort Lauderdale, FL 33306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2026	17.1	17.1	17.5	0.01%
Benoit's Towing and Recovery LLC	(#,^)	301 Tabor Rd, Swanton, VT 05488	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	9.1	9.1	8.9	—%
Atlantic Alarm Systems and Services LLC	(#,^)	165 Amboy Rd, Bldg G, Ste 703, Morganville, NJ 07734	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/14/2026	11.7	11.7	11.6	—%
Marquis Cattle Company	(#,^)	805 US Hwy 87, Belt, MT 59412	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/13/2026	38.2	38.2	40.1	0.01%
Metropet Dog Center, Inc	(#,^)	2057 West Shore Rd, Warwick, RI 02889	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	103.6	103.6	118.0	0.04%
Bingham Enterprises, Inc and Full Belli Deli and Sausage Company	(#,^)	209 South Front St., Townsend, MT 59644	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2041	78.2	78.2	87.7	0.03%
SRA Mechanicial Inc	(#,^)	1186 Ocean Ave, Bayshore, NY 11706	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/6/2041	41.3	41.3	47.7	0.01%
Sandia Enterprises Inc dba Massage Envy Spa	(#,^)	9139 W Stockton Blvd Ste 100, Elk Grove, CA 95758	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/6/2026	32.2	32.2	31.2	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	1362-1366 W Carrier Pkwy, Grand Prairie, TX 75050	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	98.7	98.7	97.2	0.03%
Raem Corporation dba Dryclean Express	(#,^)	557 West Whitney Rd, Fairport, NY 14450	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	68.6	68.6	79.0	0.02%
Warren Dale Warrington dba Custom Paint and Body	(#,^)	705 S Market Ave, Fort Pierce, FL 34982	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	95.8	95.8	109.5	0.03%
Albert Basse Associates Inc	(#,^)	175 Campanelli Parkway, Stoughton, MA 02072	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	46.3	46.3	48.5	0.02%
Avery Management Inc. dba Whetstone Upholstery	(#,^)	1122 N Bloulevard, Richmond, VA 23230	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	7.7	7.7	7.4	—%
Tabadesa Associates Inc.	(#,^)	419 W 49th St. Ste 111, Hialeah, FL 33012	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/25/2026	16.9	16.9	16.4	0.01%
TR Companies LLC dba Liberty Rental 4 U	(#,^)	410 N Church Rd, Liberty, MO 64068	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	67.5	67.5	65.5	0.02%
Rosmel Pools Inc	(#,^)	9300 NW 25th St. Ste 103, Miami, FL 33172	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	16.9	16.9	16.6	0.01%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(#,^)	726-740 South Fleming St., Sebastian, FL 32958	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	492.0	492.0	566.5	0.18%
Luv 2 Play Temecula, LLC	(#,^)	26469 Ynez Rd, Temecula, CA 92591	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	45.0	45.0	43.7	0.01%
2 Cool Beans LLC dba Menchies's Frozen Yogurt	(#,^)	11331 Thienes Ave, South El Monte, CA 91733	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	61.9	61.9	60.0	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Grayson O Company	(#,^)	6509 Newell Ave, Kannapolis, NC 28082	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	591.7	591.7	682.2	0.21%
Paul Belanger dba Paul Belanger Landscaping	(#,^)	2595 Military Ave, Los Angeles, CA 90064	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	11.2	11.2	10.9	—%
The Hungry Rhino LLC	(#,^)	47 South Main St., Windsor Locks, CT 06096	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	72.1	72.1	81.5	0.03%
USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	2290 NW 21st Terrace, Miami, FL 33142	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	16.7	16.7	16.5	0.01%
303 Tower Drive LLC	(#,^)	303 Tower Drive, Ste A, Middletown, NY 10941	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	378.2	378.2	433.2	0.13%
Little Tree Huggers Child Care LLC	(#,^)	38620 9 Mile Rd, Farmington Hills, MI 48335	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	132.3	132.3	152.6	0.05%
Big Apple Entertainment Partners LLC dba Ripley's Believe It or Not	(#,^)	1221 Brickell Ave, Ste 2660, Miami, FL 33131	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/28/2026	222.8	222.8	216.2	0.07%
676 Club LP dba The Green Door Tavern/The Drifter	(#,^)	676 and 678 North Orleans ST, Chicago, IL 60654	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	633.1	633.1	728.1	0.23%
Intrepid Trinity LLC	(#,^)	680 Douglas Ave, Providence, RI 02908	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	59.1	59.1	67.3	0.02%
Apple Tree NC Inc dba Williams Farm & Garden Center	(#,^)	1309 Old Cherry Point Rd, New Bern, NC 28560	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	321.7	321.7	362.4	0.11%
EPEC Juice LLC dba Jamba Juice	(#,^)	810 Ninth St., Ste 128, Durham, NC 27705	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	62.0	62.0	60.2	0.02%
Pinco Pizza LLC dba Jet's Pizza	(#,^)	10845 N. Tatum Blvd Ste A 100, Phoenix, AZ 85028	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	54.7	54.7	57.3	0.02%
JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	(#,^)	1 West Main St., Patchogue, NY 11772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	92.8	92.8	90.1	0.03%
The Grasso Companies, LLC and Grasso Pavement Maintenance, LLC	(#,^)	485 Pepper St., Norwalk, CT 06468	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	7/26/2026	67.3	67.3	67.8	0.02%
My Sainath Inc dba Motel 6	(#,^)	1008 E Crest Drive, Waco, TX 76705	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	288.6	288.6	330.9	0.10%
Robert G Larson State Farm Insurance	(#,^)	7922 Jamaica Ave, Woodhaven, NY 11421	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	16.7	16.7	16.2	0.01%
J and D Resources LLC dba Aqua Science	(#,^)	1923 E 5th St, Tempe, AZ 85281	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2026	87.6	87.6	85.6	0.03%
Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Shop	(#,^)	1502 Hwy 157, Mansfield, TX 76063	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	11.7	11.7	11.3	—%
Franklin Firm LLC dba Luv 2 Play	(#,^)	1310 East Stan Schleuter Loop, Killeen, TX 76542	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	152.1	152.1	173.2	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Jacob Rugs LLC dba Rugs Outlet	(#,^)	32879 US Hwy 27, Haines City, FL 33844	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	7/13/2026	48.7	48.7	51.0	0.02%
RM Hawkins LLC dba Pure Water Tech West	(#,^)	5140 Topaz Drive, Colorado Springs, CO 80918	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	37.0	37.0	38.3	0.01%
Nevey's LLC dba Stark Food III	(#,^)	6315 W. Fond Du Lac Ave, Milwaukee, WI 53218	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	278.2	278.2	326.2	0.10%
Corning Lumber Company Inc and Frank R Close and Son Inc	(#,^)	1314 Sixth St., Orland, CA 95963	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	160.2	160.2	173.5	0.05%
Desert Tacos LLC	(#,^)	245 East Bell Rd, Ste A-2, Phoenix, AZ 85022	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	74.5	74.5	78.0	0.02%
VMA Technologies LLC	(#,^)	120 S Serenata Dr. #332, Ponte Vedra Beach, FL 32082	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	16.5	16.5	16.8	0.01%
P L H Pharmaco Inc dba Farmacia San Jose	(#,^)	149 48th St., Union City, NJ 07087	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	124.2	124.2	131.3	0.04%
Martin Inventory Management LLC	(#,^)	304 1/2 Main St., Edgefield, SC 29824	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	18.2	18.2	19.2	0.01%
WGI, LLC dba Williams Grant Inn	(#,^)	154 High St., Bristol, RI 02809	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	115.8	115.8	135.2	0.04%
O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	(#,^)	626 Delsea Drive N, Glassboro, NJ 08028	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	102.9	102.9	105.4	0.03%
KWG Industries, LLC dba Peterson & Marsh Metal Industries	(#,^)	330 Roycefield Rd, Unit B, Hillsborough, NJ 08844	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	287.4	287.4	336.2	0.10%
E & P Holdings 1 LLC and Evans & Paul LLC	(#,^)	140 Dupont St, Plainview, NY 11803	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	99.2	99.2	101.7	0.03%
MaidPro Marin dba MaidPro	(#,^)	98 Jewell St., San Rafael, CA 94901	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2026	12.9	12.9	13.1	—%
JumboMarkets Inc dba Rines Jumbomarkets	(#,^)	15500 SW Trail Drive, Indiantown, FL 34956	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	36.7	36.7	37.4	0.01%
Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	(#,^)	1431 11th Ave SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	95.5	95.5	112.1	0.03%
Shooting Sports Academy LLC and Jetaa LLC	(#,^)	27 Main St., Monroe, CT 06468	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	470.0	470.0	544.0	0.17%
Long Island Comedy LLC dba Governors and New York Comedy, LLC	(#,^)	90 A Division Ave, Levittown, NY 11756	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	176.9	176.9	206.0	0.06%
Visual Advantage LLC dba Signs Now Perryberg	(#,^)	23248 Dunbridge Rd, Perrysburg, OH 43443	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	86.1	86.1	100.0	0.03%
Bagelicious, LLC	(#,^)	945 S Main St, Cheshire, CT 06410	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	40.1	40.1	40.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle	(#,^)	377 Boston Post Rd, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	396.4	396.4	403.1	0.13%
NKJ Lusby Donuts LLC	(#,^)	174 Village Center Drive, Lusby, MD 20657	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	16.5	16.5	16.8	0.01%
Winegirl Wines LLC	(#,^)	222 E Wapato Way, Manson, WA 98831	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/16/2026	8.3	8.3	8.7	—%
Jai-Alexia Consulting, Inc.	(#,^)	14660 Paddock Drive, Wellington, FL 33414	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	8.7	8.7	8.8	—%
Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	(#,^)	1137 West St., Southington, CT 06489	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	483.0	483.0	533.5	0.17%
Refoleen Inc dba Spice and Tea Exchange	(#,^)	849 East Commerce St., Ste 121, San Antonio, TX 78205	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	63.6	63.6	64.7	0.02%
Luv 2 Play AZ LLC	(#,^)	15495 Bell Rd, Surprise, AZ 85374	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	45.9	45.9	48.4	0.02%
ScimTech Industries Inc dba Archer Aerospace	(#,^)	1021 Linden Ave, Chester Springs, PA 19425	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/6/2026	8.8	8.8	9.0	—%
Larry H. Patterson and Rainbow Movers, Inc	(#,^)	2325 Hollers Ave, Bronx, NY 10475	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	16.5	16.5	16.8	0.01%
Solvit Inc and Solvit North Inc	(#,^)	65 Farmington Valley Drive, Plainville, CT 06062	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	182.8	182.8	188.4	0.06%
AP5 LLC dba Krauser's Food Store	(#,^)	5 Pond Point Rd, Milford, CT 06460	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	182.8	182.8	214.4	0.07%
ATI Jet Inc	(#,^)	7007 Boeing Drive, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	404.9	404.9	416.7	0.13%
Premier Athletic Center of Ohio, Inc	(#,^)	8957 Kingsridge Drive, Centerville, OH 45459	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	63.6	63.6	67.1	0.02%
Angelo Faia dba AVF Construction	(#,^)	55 Arbour Lane, Sewell, NJ 08080	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	93.8	93.8	109.1	0.03%
Jack Frost Firewood Inc. and David Dubinsky	(#,^)	3168 Holland Rd, Virginia Beach, VA 23453	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	194.2	194.2	225.6	0.07%
Mersada Holdings LLC	(#,^)	933 Louise Ave Ste 10122, Charlotte, NC 28204	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2026	245.5	245.5	259.0	0.08%
Southwest Division Inc	(#,^)	2103 NE 3rd Terrace, Cape Coral, FL 33909	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	6.0	6.0	6.2	—%
International Kitchen Supply LLC	(#,^)	3466 North Hwy 11, West Union, SC 29696	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	135.8	135.8	140.2	0.04%
Groth Lumber Co. Inc. dba True Value	(#,^)	6747 Pacific Ave, Wright, MN 55798	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	16.4	16.4	17.3	0.01%
Island Life Graphics Inc dba FASTSIGNS #576	(#,^)	1925 S 14th St. No. 7, Amelia Island, FL 32034	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	16.4	16.4	16.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Powerspec Inc	(#,^)	1 Linsley Place, Metuchen, NJ 08840	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	63.4	63.4	64.4	0.02%
Horseshoe Barbecue, LLC	(#,^)	6555,6565,6575 N Sandario Rd, Tucson, AZ 85743	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	8.7	8.7	9.4	—%
Pro Auto Repair LLC	(#,^)	204 F St. SW, Quincy, WA 98848	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	5.4	5.4	5.7	—%
National Air Cargo Holdings Inc	(#,^)	5955 TG Lee Blvd., Ste 500, Orlando, FL 32822	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	909.2	909.2	959.3	0.30%
Elderfriend Inc dba Granny Nannies dba GN Live Scan	(#,^)	1499 W. Palmetto Park Rd, Ste #115, Boca Raton, FL 33486	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	9.3	9.3	9.4	—%
J&A Laundromat Inc.	(#,^)	225 East Park Ave, Long Beach, NY 11561	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	49.1	49.1	50.3	0.02%
Dedicated Incorporated	(#,^)	2916 North 39th St., Phoenix, AZ 85019	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	43.8	43.8	51.1	0.02%
HBA LLC dba Palmetto Twist-Vista	(#,^)	1225-1229 Lincoln St., Columbia, SC 29201	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	14.1	14.1	14.4	—%
Studio Find It Georgia Inc	(#,^)	3399 Peachtree Rd NE, Ste 400, Atlanta, GA 30326	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/13/2026	16.4	16.4	16.8	0.01%
FJN Catering Inc	(#,^)	106 Main St., Mineola, NY 11951	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	247.3	247.3	290.1	0.09%
Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	(#,^)	11 Kirby Rd, Cromwell, CT 06419	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	124.8	124.8	145.1	0.05%
Sabir Inc. dba Bear Diner	(#,^)	603 Pulaski Hwy, Bear, DE 19701	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	116.6	116.6	136.4	0.04%
Gator D'Lites LLC dba D'Lites Emporium	(#,^)	4216 NW 16th Blvd, Gainsville, FL 32605	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/5/2026	16.4	16.4	16.6	0.01%
Keller, Fishback & Jackson LLP	(#,^)	28720 Canwood St., Agoura Hills, CA 91301	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	91.9	91.9	96.9	0.03%
Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	(#,^)	401 East City Ave Ste 122, Bala Cynwyd, PA 19004	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	16.2	16.2	16.5	0.01%
Hard Exercise Works Winter Park LLC	(#,^)	11551 University Blvd #4C Bldg 1, Orlando, FL 32817	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	29.3	29.3	29.8	0.01%
Loriet LLC	(#,^)	5001 Vivienda Way, Sarasota, FL 34235	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	5.4	5.4	5.5	—%
May-Craft Fiberglass Products Inc	(#,^)	96 Hillsboro Rd, Four Oaks, NC 27524	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	232.8	232.8	273.2	0.08%
Alpha Omega Trucking LLC	(#,^)	14432-52 State Line Rd, Brookings, OR 97415	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	165.1	165.1	193.7	0.06%
Warner Home Comfort, LLC dba Smith Piping	(#,^)	1571 Canton Rd., NW, Carrollton, OH 44615	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	77.5	77.5	90.2	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Empowerschool LLC and Empower Autism Academy, LLC	(#,^)	1825 Fort View Rd, Austin, TX 78754	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	142.8	142.8	167.5	0.05%
Costume World Inc	(#,^)	950 S Federal Hwy, Deerfield Beach, FL 33441	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,175.8	1,175.8	1,379.6	0.43%
Pecos Inn LLC dba Econo Lodge	(#,^)	2207 W Third St., Pecos, TX 79772	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	634.1	634.1	741.8	0.23%
Accent Comfort Services, LLC	(#,^)	5035-C West W. T. Harris Blvd, Charlotte, NC 28269	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	64.8	64.8	65.9	0.02%
Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	(#,^)	27-29 Cooper St., Meriden, CT 06053	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	235.0	235.0	271.1	0.08%
McIntosh Trail Management Services Organization Inc	(#,^)	747 South Hill St., Griffin, GA 30224	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/22/2041	399.8	399.8	469.1	0.15%
AAA Mill Direct, Inc. dba Carpet Mill Outlets	(#,^)	1 North Armistead Ave, Hampton, VA 23669	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	5.7	5.7	6.0	—%
Sushiya Inc	(#,^)	72 South Main St., Hanover, NH 03755	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	63.0	63.0	64.8	0.02%
KNS Early Learning Academy LLC	(#,^)	57 Merritt St. SE, Marietta, GA 30060	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	48.0	48.0	55.7	0.02%
Waterfalls Quick Lube LLC and Veracruz Shabo LLC	(#,^)	1325 Broad St., Central Falls, RI 02863	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	261.6	261.6	305.4	0.09%
Christian Soderquist dba Soderquist Plumbing and Heating LLC	(#,^)	7 Oak Drive, Sandy Hook, CT 06482	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	53.2	53.2	62.5	0.02%
Cameo Carter, MD A Professional Corporation dba The Garden Pediatric	(#,^)	101 East Redlands Blvd, Ste 106, Redlands, CA 92373	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	53.4	53.4	54.3	0.02%
Gill Express Inc and Blue Speed LLC	(#,^)	2372 Walnut Ave, Livingston, CA 95334	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2041	485.9	485.9	565.6	0.18%
Dana A. Farley dba Independent Cabinets	(#,^)	5805 NE Minder Rd, Poulsbo, WA 98370	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	61.8	61.8	72.6	0.02%
Vehicle Safety Supply LLC	(#,^)	15 East 72nd St., Ste 14-H, New York, NY 10021	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	16.0	16.0	16.3	0.01%
Men of Steel Enterprises LLC and Vogelbacher Properties LLC	(#,^)	2039 US Route 130, Burlington, NJ 08016	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	369.1	369.1	424.6	0.13%
Wyldewood Cellars, Inc.	(#,^)	951 East 119th St, Mulvane, KS 67120	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	960.1	960.1	1,108.3	0.34%
NOSO Development, LLC	(#,^)	4 Walker Way, Albany, NY 12205	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	133.5	133.5	135.5	0.04%
MTS Car Service LLC	(#,^)	30 Taylor Ave, Norwalk, CT 06850	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	7.5	7.5	7.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette’s-West	(#,^)	550 Rosemary Ave, Ste 236, West Palm Beach, FL 33410	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	66.8	66.8	68.2	0.02%
Tom Sawyer Country Restaurant LLC and AM 3208 LLC	(#,^)	3208 Forest Hills Boulevard, Palm Springs, FL 33406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	243.0	243.0	284.5	0.09%
Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	(#,^)	162 Danielson Pike, Foster, RI 02825	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	16.2	16.2	17.1	0.01%
Barrocas Gym LLC dba Snap Fitness	(#,^)	260 West Main St., Avon, CT 06001	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	13.8	13.8	14.3	—%
Vinmar Inc. dba Locanda Portofino	(#,^)	1110 Montana Ave, Santa Monica, CA 90403	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2026	57.9	57.9	58.7	0.02%
Marathon Engineering Corporation	(#,^)	5615 2nd St. W, Lehigh Acres, FL 33971	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	42.2	42.2	49.3	0.02%
PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	(#,^)	2017 14th St. NW, Washington, DC 20009	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	35.6	35.6	36.7	0.01%
Revolution Physical Therapy LLC dba Apex Network Physical Therapy	(#,^)	2705 Dougherty Ferry Rd #104, St. Louis, MO 63122	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	16.2	16.2	16.6	0.01%
International Construction Inc	(#,^)	53955 Gratiot Ave, Chesterfield, MI 48051	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	45.6	45.6	53.0	0.02%
ActKnowledge, Inc.	(#,^)	365 5th Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	89.0	89.0	93.7	0.03%
Precious Care LLC and Precious Care Management LLC	(#,^)	186-06 Union Turnpike, Fresh Meadows, NY 11364	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	396.1	396.1	402.7	0.12%
Media Capital Partners, Inc	(#,^)	809 Cedar Rd, Southport, CT 06890	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/21/2026	16.0	16.0	16.2	0.01%
Kekoa Enterprises Inc dba Signarama Sandy	(#,^)	8942 South 700 East, Sandy, UT 84070	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	35.2	35.2	35.8	0.01%
ERT Group Inc and Curt's Tools Inspection Inc	(#,^)	5229 142nd Dr. NW, Williston, ND 58801	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	1,186.2	1,186.2	1,377.1	0.43%
Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	(#,^)	330 West Harden St., Graham, NC 27253	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	75.7	75.7	88.7	0.03%
Brian T Rice dba BD Logging	(#,^)	800 3rd St Apt B, St Marys, WV 26170	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	1.3	1.3	1.4	—%
K Soles Corp dba Max Collections	(#,^)	3208 Oakcliff Industrial St., Doraville, GA 30340	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	16.0	16.0	16.3	0.01%
R & D Enterprises Inc dba My Pool Man	(#,^)	291 North Texas Ave., Orlando, FL 32805	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	35.6	35.6	36.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
HEWZ, LLC dba Hard Exercise Works	(#,^)	5684 West Sample Rd, Coral Springs, FL 33071	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	16.0	16.0	16.2	0.01%
Accuair Control Systems LLC dba Accuair Suspension	(#,^)	831 Buckley Rd, San Luis Obispo, CA 93401	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	106.8	106.8	109.1	0.03%
ABCs & 123s Infant and Child Care Center LP	(#,^)	13419 Hwy 290E., Bldg 5, Manor, TX 78653	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	8.0	8.0	8.1	—%
Dupre Capital LLC dba Fastsigns	(#,^)	215 Quartermaster Court, Jeffersonville, IN 47130	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	41.6	41.6	42.2	0.01%
Step Up Academy of the Arts LLC	(#,^)	2558 Wigwam Pkwy Ste A, Henderson, NV 89074	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	5.7	5.7	5.8	—%
Faith Summit Supply Inc dba Summit Supply and Summit True Value	(#,^)	8584 US Business Hwy 277, Haskell, TX 79521	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	16.0	16.0	16.6	0.01%
Swerve Salon LLC	(#,^)	1419 N Wells St., Chicago, IL 60610	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	56.3	56.3	57.1	0.02%
J & W Hardwood Flooring Inc	(#,^)	14967 Madison St, Brighton, CO 80602	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	5.3	5.3	5.4	—%
Labmates LLC and POV Holdings LLC	(#,^)	141 Watertown Rd, Thomaston, CT 06787	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	102.5	102.5	120.1	0.04%
Hueston and Company CPA LLC	(#,^)	8792 East State Rd 70, Ste B, Bradenton, FL 34202	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	5.8	5.8	5.9	—%
Almost Home Daycare LLC	(#,^)	35 Copps Hill Rd, Ridgefield, CT 06877	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	38.4	38.4	40.4	0.01%
Miles of Smiles Inc	(#,^)	1408 Molalla Ave, Oregon City, OR 97045	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/2/2026	67.8	67.8	69.2	0.02%
The River Beas, LLC dba Subway and Punam Singh	(#,^)	5516 Baltimore Ave, Hyattsville, MD 20781	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	127.6	127.6	149.3	0.05%
Living Essentials HVAC Corp	(#,^)	42 West St., Apt 24, Randolph, MA 02368	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	10.6	10.6	10.8	—%
Consulting Solutions, Inc. and Mark Luciani	(#,^)	3000 N Federal Hwy Ste 1, Fort Lauderdale, FL 33306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	7.9	7.9	8.3	—%
Powerpits CS1, LLC dba Pita Pit	(#,^)	2008 S Texas Ave, College Station, TX 77840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	13.2	13.2	13.6	—%
Drug Detection Laboratories, Inc. and Minh Tran	(#,^)	9700 Business Park Drive, Sacramento, CA 95827	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	13.9	13.9	14.2	—%
Aaradhya LLC dba Market Square Laundry	(#,^)	7727 Crittenden St., Philadelphia, PA 19118	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	55.4	55.4	56.2	0.02%
Blackstones Hairdressing LLC	(#,^)	2 Ave of the Americas, New York, NY 10013	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	36.9	36.9	37.5	0.01%
R & K Contracting Inc	(#,^)	3605 NW 31st Ave, Fort Lauderdale, FL 33309	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	11.1	11.1	11.7	—%
Ei3 Corporation	(#,^)	136 Summit Ave, Montvale, NJ 07645	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	230.2	230.2	242.4	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
B for Blonde, LLC dba Blo Blow Dry Bar	(#,^)	142 East 49th St., New York, NY 10017	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	44.2	44.2	44.9	0.01%
Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	(#,^)	2250 Warrensville Center Rd, University Heights, OH 44118	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	248.0	248.0	262.7	0.08%
Jersey Shore Marina & Boat Sales, Inc.	(#,^)	841 Route 70 East, Brick, NJ 08724	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	586.3	586.3	687.0	0.21%
Base USA, Inc.	(#,^)	2215 NW 2nd Ave, Miami, FL 33127	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	35.3	35.3	37.1	0.01%
Zouk Ltd dba Palma	(#,^)	28 Cornelia St., New York, NY 10014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	15.7	15.7	16.5	0.01%
SuzyQue's LLC dba SuzyQue's	(#,^)	34 South Valley Rd, West Orange, NJ 07052	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	15.6	15.6	16.4	0.01%
Wildflour Bakery & Cafe LLC	(#,^)	5137 Clareton Dr., Ste 100, Agoura Hills, CA 91301	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	43.5	43.5	45.8	0.01%
Tammy Lavertue	(#,^)	24 Wakefield St., Rochester, NH 03867	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	7.8	7.8	8.2	—%
Gendron Funeral and Cremation Services, Inc.	(#,^)	135 North Lime Ave, Sarasota, FL 34237	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	103.7	103.7	121.5	0.04%
Dolarian Realty LLC and OV's Restaurant Inc	(#,^)	34 Old Colony Ave, East Taunton, MA 02718	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	63.3	63.3	74.2	0.02%
Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	(#,^)	1196 Inverness Lane, Stow, OH 44224	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	77.5	77.5	79.4	0.02%
MCF Forte LLC	(#,^)	1245 W Baseline Rd Unit 105, Mesa, AZ 85202	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	12.9	12.9	13.1	—%
Panditos LLC dba White Lotus Home	(#,^)	431 Raritan Ave, Highland Park, NJ 08904	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	11.0	11.0	11.1	—%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	(#,^)	24201 North Hwy 1, Fort Bragg, CA 95437	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	95.6	95.6	111.2	0.03%
800 on the Trax LLC and Matrix Z LLC	(#,^)	800 SW 21st Terrace, Fort Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	228.7	228.7	265.6	0.08%
Premier Athletic Center of Ohio Inc. and Gates Investments and Wade	(#,^)	8957 Kingsridge Drive, Centerville, OH 45459	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	694.6	694.6	748.0	0.23%
Joyce Outdoor Advertising Chicago LLC	(#,^)	2443 West 16th St., Chicago, IL 60608	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	281.7	281.7	326.9	0.10%
Hattingh Incorporated dba Prosthetic Care Facility	(#,^)	4415 Woodridge Pkwy, Ste 180, Leesburg, VA 20176	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	12.4	12.4	12.8	—%
Labmates LLC	(#,^)	141 Watertown Rd, Thomaston, CT 06787	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	151.5	151.5	177.3	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Accent Tag and Label Inc	(#,^)	2201 Rittenhouse St, Des Moines, IA 50321	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	618.2	618.2	718.8	0.22%
Abbondanza Market LLC dba Hampton Falls Village Market	(#,^)	82 Lafayette Rd, Hampton Falls, NH 03844	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	41.0	41.0	41.9	0.01%
Trip Consultants U.S.A. Inc.	(#,^)	311 85th St., Brooklyn, NY 11209	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	120.6	120.6	122.1	0.04%
Abitino's JFK LLC dba Abitino's	(#,^)	Terminal 8 JFK ExpressWay Airport, Jamaica, NY 11430	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	64.0	64.0	64.1	0.02%
JAG Unit 1, LLC	(#,^)	1 West Main St., Patchogue, NY 11772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	172.3	172.3	174.4	0.05%
Swalm Street LLC and New York Home Health Care Equipment LLC	(#,^)	30 Hopper St., Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	7.5%	12/16/2040	330.9	330.9	315.8	0.10%
New York Home Health Care Equipment, LLC	(#,^)	30 Hopper St., Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	725.1	725.1	761.0	0.24%
Moments to Remember USA LLC dba Retain Loyalty	(#,^)	1250 Sanders Ave SW, Massillon, OH 44646	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	56.5	56.5	58.8	0.02%
Evans & Paul LLC and E&P Holdings I LLC	(#,^)	140 Dupont St., Plainview, NY 11803	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	93.5	93.5	95.5	0.03%
Basista Family Limited Partnership and UPE, Inc.	(#,^)	3401 Brecksville Rd, Richfield, OH 44286	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	319.3	319.3	370.9	0.12%
DC Enterprises Ltd. dba Lakeview True Value	(#,^)	318 North F St., Lakeview, OR 97630	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	15.5	15.5	16.2	0.01%
Alexandra Afentoulides dba Vi's Pizza Restaurant	(#,^)	1068 Old Colony Rd, Meriden, CT 06450	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2040	43.8	43.8	51.3	0.02%
AGR Foodmart Inc dba Nashua Road Mobil	(#,^)	11 Nashua Rd, Londonderry, NH 03053	Gasoline Stations	Term Loan	Prime plus 2.75%	12/11/2025	15.5	15.5	16.2	0.01%
Cares, Inc dba Dumpling Grounds Day Care Center	(#,^)	4508 Blakiston St., Philadelphia, PA 19136	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	5.2	5.2	5.4	—%
Custom Exteriors, Inc.	(#,^)	2142 Rheem Drive, Ste E, Pleasanton, CA 94588	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	68.9	68.9	70.5	0.02%
Sushiya, Inc.	(#,^)	72-74 South Main St., Hanover, NH 03755	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	74.9	74.9	76.7	0.02%
LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	(#,^)	880 Lowcountry Blvd, Mount Pleasant, SC 29464	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	468.9	468.9	546.5	0.17%
Japp Business Inc dba Pick and Eat and Japp Drink Corp.	(#,^)	4179 Broadway, New York, NY 10033	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	85.8	85.8	88.2	0.03%
DWeb Studio, Inc.	(#,^)	10800 E. Bethany Drive, Ste 275, Aurora, CO 80014	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	7.7	7.7	7.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Play and Learn Child Care and School Inc	(#,^)	403 S Dillard St, Winter Garden, FL 34787	Social Assistance	Term Loan	Prime plus 2.75%	11/23/2025	7.6	7.6	7.9	—%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(#,^)	726-740 S Fleming St., Sebastian, FL 32958	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	11/23/2040	712.8	712.8	679.7	0.21%
Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	(#,^)	3105 107th Ave, Doral, FL 33178	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	62.5	62.5	63.7	0.02%
S.B.B. Enterprises Inc dba Williamston Hardware	(#,^)	139 S Putnam St., Williamston, MI 48895	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	101.0	101.0	116.0	0.04%
Key Pix Productions Inc. dba Air Bud Entertainment	(#,^)	22525 Pacific Coast Hwy, Malibu, CA 90265	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	512.1	512.1	599.2	0.19%
E.S.F.P. LLC dba Volusia Van and Storage	(#,^)	916 South Nova Rd, Ormond Beach, FL 32174	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	60.9	60.9	62.1	0.02%
Green Life Lawnscapes LLC dba Green Life Lawn Care	(#,^)	1820 NE Jensen Beach Blvd, Jensen Beach, FL 34957	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	97.3	97.3	102.2	0.03%
JumboMarkets Inc dba Rines Jumbomarkets	(#,^)	15500 SW Trail Drive, Indiantown, FL 34956	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	208.6	208.6	219.1	0.07%
Financial Network Recovery Inc	(#,^)	250 E Easy St. Ste 1, Simi Valley, CA 93065	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	27.0	27.0	27.3	0.01%
ADMO Inc dba Mid States Equipment	(#,^)	16180 Westwoods Business Park, Ellisville, MO 63021	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	15.1	15.1	15.4	—%
Recycling Consultants, Inc. and Prairie State Salvage and Recycling In	(#,^)	PO Box 468, Wood River, IL 62095	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	447.9	447.9	470.7	0.15%
Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas City	(#,^)	7748 Troost Ave, Kansas City, MO 64131	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	51.3	51.3	55.0	0.02%
SCJEN Management Inc dba Bowl of Heaven	(#,^)	43958 Pacific Common Blvd, Fremont, CA 94538	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	47.9	47.9	48.5	0.02%
Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	(#,^)	1838 Adee Ave, Baychester, NY 10469	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	132.4	132.4	154.9	0.05%
Binky's Vapes LLC	(#,^)	10539 Greenbelt Rd, Ste 102, Lanham, MD 20706	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	15.0	15.0	15.2	—%
R.H. Hummer Jr., Inc.	(#,^)	2141 P Ave, Williamsburg, IA 52361	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	260.2	260.2	273.0	0.08%
Greensward of Marco Inc.	(#,^)	54 Marco Lake Drive, Marco Island, FL 34146	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	81.2	81.2	94.3	0.03%
RIM Investments LLC and RIM Architects LLC	(#,^)	645 G St. Ste 400, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	369.8	369.8	428.7	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
The Grasso Companies LLC and Grasso Pavement Maintenance LLC Veranda	(#,^)	485 Pepper St., Monroe, CT 06468	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	340.4	340.4	356.7	0.11%
Prestigious LifeCare for Seniors LLC	(#,^)	5701 North Pine Island Rd, Tamarac, FL 33321	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	6.5	6.5	6.8	—%
Daniel W. Stark dba Mountain Valley Lodge and RV Park	(#,^)	223 Hwy 80, Rodeo, NM 88056	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	12.5	12.5	14.6	—%
Sandlot Ventures LLC and Sandbox Ventures LLC	(#,^)	1857A Elmdale Ave, Glenview, IL 60025	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	413.4	413.4	477.6	0.15%
Yachting Solutions LLC	(#,^)	229 Commercial St, Rockport, ME 04856	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	892.1	892.1	1,030.4	0.32%
St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	(#,^)	10 West Orvis St., Massena, NY 13662	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	579.3	579.3	672.5	0.21%
Rutledge Enterprises Inc dba BLC Property Management	(#,^)	149 S. 400 East, Greenfield, IN 46140	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/23/2040	57.5	57.5	66.7	0.02%
Finish Strong Inc dba FASTSIGNS St Peters	(#,^)	98 North Hillview Drive, St Peters, MO 63376	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	33.3	33.3	33.6	0.01%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	33.1	33.1	33.9	0.01%
IIoka Inc dba New Cloud Networks	(#,^)	160 Inverness Drive W Ste 150, Englewood, CO 80112	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	444.6	444.6	449.1	0.14%
Vanderhoof LLC dba Soxfords	(#,^)	11 Sellecks Walk, Pound Ridge, NY 10576	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	10.4	10.4	10.5	—%
MiJoy Inc dba Imo's Pizza	(#,^)	215 South Kirkwood Rd, Kirkwood, MO 63122	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	5.5	5.5	5.5	—%
Naeem Khan LTD	(#,^)	260 West 36h St., New York, NY 10018	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	83.2	83.2	84.0	0.03%
FirstVitals Health and Wellness Inc	(#,^)	1288 Ala Moana Blvd Ste 27E, Honolulu, HI 96814	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	100.3	100.3	101.3	0.03%
Almost Home Daycare LLC	(#,^)	35 Copps Hill Rd, Ridgefield, CT 06877	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	7.3	7.3	7.6	—%
Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	(#,^)	170 Main St., North Kingstown, RI 02852	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	130.0	130.0	151.9	0.05%
Empower Autism Academy	(#,^)	11316 Wet Season Drive, Austin, TX 78754	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	634.9	634.9	741.7	0.23%
Higher Grounds Community Coffeehouse, LLC	(#,^)	39 Kingstown Rd, Wyoming, RI 02898	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2025	5.5	5.5	5.6	—%
Elite Institute LLC dba Huntington Learning Center	(#,^)	13526 Village Park Drive Ste 214, Orlando, FL 32837	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	10.0	10.0	10.1	—%
God Be Glorified Inc dba GBG Inc	(#,^)	40 West. 162nd St, South Holland, IL 60473	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	34.8	34.8	35.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
3000 CSI Property LLC and Consulting Solutions Inc	(#,^)	3000 N Federal Hwy Ste 1, Fort Lauderdale, FL 33306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	127.8	127.8	149.1	0.05%
GDP Gourmet LLC dba Joe and John's Pizza Restaurant	(#,^)	136 New Jersey Ave, Absecon, NJ 08201	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	134.8	134.8	156.3	0.05%
Gold Jet Corp.	(#,^)	2472 Broadway, New York, NY 10025	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	47.1	47.1	48.6	0.02%
SKJ Inc dba Subway	(#,^)	401 S Woodlawn Ave, Bloomington, IN 47401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	55.4	55.4	56.2	0.02%
LP Industries Inc dba Childforms	(#,^)	110 Charleston Drive, Mooresville, NC 28117	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	81.1	81.1	84.5	0.03%
Beale Street Blues Company-West Palm Beach LLC	(#,^)	550 Rosemary Ave, Ste 236, West Palm Beach, FL 33401	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	43.0	43.0	44.0	0.01%
Smart Artists Inc.	(#,^)	450 West 24th St. Ste 1C, New York, NY 10011	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	14.6	14.6	14.8	—%
Free Ion Advisors LLC	(#,^)	322 Evandale Rd, Scarsdale, NY 10583	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	41.7	41.7	42.1	0.01%
Murrayville Donuts, Inc dba Dunkin' Donuts	(#,^)	2304 N College Rd, Wilmington, NC 28405	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	330.7	330.7	381.5	0.12%
Union 2 LLC dba The Standard	(#,^)	1520 Broadway, Fort Myers, FL 33901	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	69.3	69.3	71.7	0.02%
Jonathan E Nichols and Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Drive, Memphis, TN 38134	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	48.1	48.1	50.7	0.02%
Anglin Cultured Stone Products LLC dba Anglin Construction	(#)	877 Salem Church Rd, Newark, DE 19702	Specialty Trade Contractors	Term Loan	8.25%	6/30/2025	193.3	193.3	187.2	0.06%
Thrifty Market, Inc. dba Thrifty Foods	(#,^)	702 10th St, Wheatland, WY 82201	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	222.7	222.7	242.3	0.08%
Myclean Inc.	(#,^)	247 West 36th St. 9th Fl, New York, NY 10018	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	10.2	10.2	10.5	—%
Summit Beverage Group LLC	(#,^)	211 Washington Ave, Marion, VA 24354	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	235.4	235.4	256.9	0.08%
SofRep, Inc dba Force 12 Media	(#,^)	930 Tahoe Blvd Ste 802-543, Incline Village, NV 89451	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	42.5	42.5	43.9	0.01%
Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	(#,^)	13886 Campo Rd, Jamul, CA 91935	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	350.1	350.1	413.0	0.13%
TJU-DGT Inc dba The Lorenz Cafe	(#,^)	714-718 Lorenz Ave, Pittsburgh, PA 15220	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	16.1	16.1	17.5	0.01%
E & G Enterprises LLC dba Comfort Keepers	(#,^)	220 Middle St., Franklin, VA 23851	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	14.4	14.4	14.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
CEM Autobody LLC dba Dawn's Autobody	(#,^)	7 Division St, Keyport, NJ 07735	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	124.9	124.9	147.2	0.05%
Ohs Auto Body, Inc. dba Ohs Body Shop	(#,^)	3560 Hwy 93 S, Kalispell, MT 59901	Repair and Maintenance	Term Loan	7.65%	6/25/2040	1,123.2	1,123.2	1,066.2	0.33%
Wolf Enviro Interests, LLC and Enviromax Services Inc	(#,^)	18002 Mueschke Rd, Cypress, TX 77433	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	227.8	227.8	266.7	0.08%
Evinger PA One, Inc. dba Postal Annex, Falcon	(#,^)	7661 McLaughlin Rd, Falcon, CO 80831	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	14.4	14.4	15.1	—%
RJI Services, Inc.	(#,^)	353 E Angeleno Ste G, Burbank, CA 91502	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	14.2	14.2	14.7	—%
Real Help LLC dba Real Help Decorative Concrete	(#,^)	2221 Broadway St., Buffalo, NY 14212	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	34.1	34.1	35.8	0.01%
KRN Logistics, LLC and Newsome Trucking, Inc	(#)	2262 Hwy 53 W, Jasper, GA 30143	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	343.7	343.7	359.2	0.11%
PM Cassidy Enterprises, Inc. dba Junk King	(#,^)	960 Matley Lane, Ste 20-21, Bldg B, Reno, NV 89502	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	9.5	9.5	9.9	—%
Inverted Healthcare Staffing of Florida LLC dba Interim Healthcare	(#,^)	111 N Pompano Beach Blvd., Pompano Beach, FL 33062	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	29.9	29.9	30.9	0.01%
AM PM Properties, LLC and AM PM Willington, LLC	(#,^)	1308 Stafford Rd, Storrs Mansfield, CT 06268	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	80.0	80.0	94.5	0.03%
Mirage Plastering Inc and Mpire LLC and Mpire II LLC	(#,^)	1802 W Grant Rd Ste 114, Tucson, AZ 85745	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	127.8	127.8	149.2	0.05%
Eldredge Tavern LLC dba Gonyea's Tavern	(#,^)	150 Main St., Pascoag, RI 02859	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	51.8	51.8	61.3	0.02%
Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	(#,^)	234 Rock Rd, Glen Rock, NJ 07452	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	10.1	10.1	10.4	—%
ViAr Visual Communications, Inc. dba Fastsigns 281701	(#,^)	4721 University Way NE, Seattle, WA 98105	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	39.8	39.8	41.2	0.01%
Video Vault & Tanning LLC and Mosaic Salon LLC	(#)	W7003 Parkview Dr, Ste A-B, Greenville, WI 54942	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	84.8	84.8	100.3	0.03%
Medworxs LLC	(#,^)	10901 W. Toller Drive, Littleton, CO 80127	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	80.2	80.2	82.9	0.03%
XCESSIVE THROTTLE, INC dba Jake's Roadhouse	(#,^)	5980 Lamar St., Arvada, CO 80003	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	5.2	5.2	5.4	—%
Villela CPA PL	(#,^)	777 Brickell Ave, Ste 500, Miami, FL 33131	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	5.7	5.7	5.9	—%
Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	(#,^)	2188 Brunswyck Rd, Wallkill, NY 12589	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	160.1	160.1	189.0	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
15 McArdle LLC and No Other Impressions Inc	(#,^)	15 McArdle St., Rochester, NY 14611	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	169.4	169.4	199.6	0.06%
Guard Dogs MFS LLC	(#,^)	9460 Mistwater Close, Roswell, GA 30076	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	39.7	39.7	41.1	0.01%
George S Cochran DDS Inc	(#,^)	1066 Chelsea Ave, Napoleon, OH 43545	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/7/2025	90.8	90.8	93.8	0.03%
South Park Properties LLC and Midlothian Hardware LLC	(#,^)	4751 147th St., Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	44.0	44.0	52.0	0.02%
Matthew Taylor and Landon Farm LLC	(#,^)	6103 N Church St, Greensboro, NC 27455	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	92.5	92.5	108.0	0.03%
Cares Inc dba Dumpling Grounds Day Care Center	(#,^)	4508 Blakiston St., Philadelphia, PA 19136	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	74.5	74.5	88.1	0.03%
Orchid Enterprises Inc dba Assisting Hands of Sussex County	(#,^)	274 Spring St., Newton, NJ 07860	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	9.4	9.4	9.7	—%
Ragazza Restaurant Group, Inc. dba Bambolina	(#,^)	288 Derby St., Salem, MA 01970	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/21/2025	11.3	11.3	11.7	—%
Diamond Solutions LLC	(#,^)	7655 E Gelding Drive, Ste B2, Scottsdale, AZ 85260	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	12.1	12.1	12.5	—%
Giacchino Maritime Consultants Inc	(#,^)	5219 Tamiami Court, Cape Coral, FL 33904	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	14.1	14.1	14.6	—%
Sound Coaching Inc	(#,^)	4749 Main St. Ste 3, Bridgeport, CT 06606	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	27.8	27.8	28.7	0.01%
Faramarz Nikourazm dba Car Clinic Center	(#,^)	10707 Shady Trail, Dallas, TX 75220	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	67.5	67.5	79.4	0.02%
Mid-South Lumber Co. of Northwest Florida, Inc.	(#,^)	717 W 11th St., Panama City, FL 32402	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/31/2040	392.6	392.6	460.0	0.14%
Copper Beech Financial Group LLC	(#,^)	1223 North Church St., Moorestown, NJ 08057	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	77.1	77.1	80.5	0.02%
Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes	(#,^)	40 Buzzard Ridge Rd, Sequim, WA 98382	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	276.3	276.3	326.7	0.10%
Shorr Enterprises Inc dba New Design Furniture Manufacturers	(#,^)	3033 NW 28 St., Lauderdale Lakes, FL 33311	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	65.7	65.7	68.7	0.02%
Shellhorn and Hill Inc dba Total Fleet Service	(#,^)	501 South Market St, Wilmington, DE 19801	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	948.7	948.7	1,111.7	0.35%
Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	(#,^)	5600 N River Rd #925, Rosemont, IL 60018	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	763.9	763.9	787.5	0.24%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	(#,^)	800 James Ave, Scranton, PA 18510	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	49.4	49.4	58.3	0.02%
Zero-In Media Inc	(#,^)	1123 Broadway Ste 704, New York, NY 10010	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	13.9	13.9	14.3	—%
Loriet LLC	(#,^)	5001 Vivienda Way, Sarasota, FL 34235	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	7.4	7.4	7.6	—%
Jaymie Hazard dba Indigo Hair Studio and Day Spa	(#,^)	2016 Warwick Ave, Warwick, RI 02889	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	39.2	39.2	46.1	0.01%
Shelton Incorporated dba Mrs. Winners	(#,^)	4509 N. Henry Blvd., Stockbridge, GA 30281	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	103.0	103.0	121.6	0.04%
R & R Security and Investigations Inc dba Pardners Lake Buchanan	(#,^)	15615 State Route 29, Buchanan Dam, TX 78609	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	78.1	78.1	92.2	0.03%
MMS Realty, LLC and Molecular MS Diagnostics LLC	(#,^)	1224 Greenwich Ave, Warwick, RI 02886	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	147.2	147.2	172.8	0.05%
Royal Crest Motors LLC	(#,^)	769 Amesbury Rd, Haverhill, MA 01830	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	83.5	83.5	98.3	0.03%
Luigi's on Main LLC and Luigi's Main Street Pizza Inc	(#,^)	491 Montauk Hwy, Eastport, NY 11941	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	6.9	6.9	7.3	—%
Baystate Firearms and Training, LLC	(#)	215 Newbury St., Peabody, MA 01960	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	36.3	36.3	37.5	0.01%
Pace Motor Lines, Inc.	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	40.0	40.0	41.9	0.01%
Kingseal LLC dba Desoto Health and Rehab Center	(#,^)	475 Nursing Home Drive, Arcadia, FL 34266	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,168.5	1,168.5	1,379.3	0.43%
Nelson Financial Services LLC	(#,^)	20015 N 83rd Place, Scottsdale, AZ 85255	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	7.6	7.6	7.8	—%
Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 60636	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	56.6	56.6	66.5	0.02%
Triangle Trash LLC dba Bin There Dump That	(#,^)	188 Northbend Drive, Youngsville, NC 27596	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	45.2	45.2	47.1	0.01%
Dean 1021 LLC dba Pure Pita	(#,^)	106 Central Ave, Westfield, NJ 07090	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	53.7	53.7	55.7	0.02%
Limameno LLC dba Sal's Italian Ristorante	(#,^)	861 Yamato Rd, Bay #2, Boca Raton, FL 33431	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	50.0	50.0	51.8	0.02%
Palmabak Inc dba Mami Nora's	(#,^)	4614 Capital Blvd, Raleigh, NC 27604	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	4.6	4.6	4.8	—%
Jung Design Inc	(#,^)	10857 Pine Bluff Drive, Fishers, IN 46037	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	3.0	3.0	3.0	—%
Grand Blanc Lanes, Inc. and H, H and H, LLC	(#,^)	5301 S Saginaw Rd, Flint, MI 48507	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	121.0	121.0	142.8	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Evans and Paul LLC	(#,^)	140 Dupont St., Plainview, NY 11803	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	145.0	145.0	152.1	0.05%
First Prevention and Dialysis Center, LLC	(#)	17940 NW 27th Ave, Miami Gardens, FL 33056	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	176.1	176.1	184.6	0.06%
Bowlerama Inc	(#,^)	3031 New Castle Ave, New Castle, DE 19720	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,095.8	1,095.8	1,291.5	0.40%
The Lodin Group LLC and Lodin Health Imaging Inc	(#,^)	114-115 Medical Center Ave, Sebring, FL 33870	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	482.5	482.5	563.8	0.17%
Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	(#,^)	1700 W 4th St., Dequincy, LA 70633	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	455.0	455.0	536.2	0.17%
Beale Street Blues Company-West Palm Beach, LLC	(#,^)	550 S Rosemary Ave #236, West Palm Beach, FL 33401	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	111.0	111.0	115.1	0.04%
B.S. Ventures LLC dba Dink's Market	(#,^)	48649 Hwy 58, Oakridge, OR 97463	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	48.9	48.9	57.6	0.02%
The Jewelers Inc. dba The Jewelers of Las Vegas	(#,^)	2400 Western Ave, Las Vegas, NV 89102	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	735.5	735.5	757.6	0.24%
Will Zac Management LLC dba Papa John's	(#)	2410 West Jefferson St., Ste B, Joliet, IL 60435	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	88.5	88.5	86.9	0.03%
MM and M Management Inc dba Pizza Artista	(#,^)	5409 Johnston St., Lafayette, LA 70503	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	28.7	28.7	29.8	0.01%
B & W Towing, LLC and Boychucks Fuel LLC	(#,^)	701 Addison Rd, Painted Post, NY 14870	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	149.7	149.7	175.4	0.05%
Kemmer LLC and Apples Tree Top Liquors LLC	(#)	1300 S Jackson St., Salem, IN 47167	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	129.0	129.0	150.9	0.05%
Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	(#,^)	988 Hemlock St., Cannon Beach, OR 97110	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	108.2	108.2	127.2	0.04%
Modern Manhattan LLC	(#,^)	250 Park Ave South, New York, NY 10003	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	128.4	128.4	132.4	0.04%
Legacy Estate Planning Inc dba American Casket Enterprises	(#,^)	2176 Route 119 North, Greensburg, PA 15601	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	24.5	24.5	25.2	0.01%
J&D Resources, LLC dba Aqua Science	(#,^)	1923 E. 5th St., Tempe, AZ 85281	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2024	440.8	440.8	454.8	0.14%
DC Real LLC and DC Enterprises LTD dba Lakeview True Value	(#,^)	318 North F St., Lakeview, OR 97630	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	108.9	108.9	128.1	0.04%
Heartland American Properties LLC and Skaggs RV Outlet LLC	(#,^)	301 Commerce Drive, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	434.0	434.0	510.4	0.16%
One Hour Jewelry Repair Inc	(#,^)	6544 Springfield Mall, Springfield, VA 22150	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	11.8	11.8	12.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
DNT Storage and Properties LLC	(#,^)	38 Old National Pike, West Alexander, PA 15376	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	92.2	92.2	108.6	0.03%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	107.0	107.0	110.9	0.03%
Doctors Express Management of Central Texas LLC	(#,^)	3614 SW HK Dodgen Loop, Ste F, Temple, TX 76504	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	3.7	3.7	3.9	—%
Smith Spinal Care Center P.C. and James C. Smith	(#,^)	1103 Russell Parkway, Warner Robins, GA 31088	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	26.0	26.0	30.7	0.01%
Michael Rey Jr. and Lynn J. Williams and GIG Petcare dba Hickory	(#,^)	900 Alpine Rd, Bridgeville, PA 15017	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	110.5	110.5	130.1	0.04%
Sumad LLC dba BrightStar Care of Encinitas	(#,^)	680 Fletcher Pkwy, Ste 206, El Cajon, CA 92020	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	30.6	30.6	32.0	0.01%
Roccos LLC and Sullo Pantalone Inc dba Rocco's	(#,^)	79 Beach Rd Unit B13-B14, Vineyard Haven, MA 02568	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	231.2	231.2	270.9	0.08%
Gordon E Rogers dba Stonehouse Motor Inn	(#,^)	162 Danielson Pike, Foster, RI 02825	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	52.0	52.0	61.3	0.02%
Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	(#,^)	308 Kennedy St. NW, Washington, DC 20011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	16.0	16.0	16.4	0.01%
Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	(#,^)	3390 W. Andrew Johnson Hwy, Greeneville, TN 37743	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	131.9	131.9	155.2	0.05%
Modern Leather Goods Repair Shop Inc	(#,^)	2 West 32nd St., Ste 401, New York, NY 10001	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	32.3	32.3	33.1	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 N Beach St., Fort Worth, TX 76111	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	166.7	166.7	172.5	0.05%
Tavern Properties LLC and Wildwood Tavern LLC	(#,^)	6480 West Touhy Ave, Niles, IL 60714	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	387.5	387.5	455.0	0.14%
Indy East Smiles Youth Dentistry LLC dba Prime Smile East	(#,^)	5430 E. Washington St., Indianapolis, IN 46219	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	357.3	357.3	366.9	0.11%
B&P Diners LLC dba Engine House Restaurant	(#,^)	71 Lafayette St., Unit 1, Salem, MA 01970	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	45.4	45.4	46.5	0.01%
Lamjam LLC, Goldsmith Lambros Inc	(#)	7137 Little River Turnpike, Annandale, VA 22003	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	80.4	80.4	84.0	0.03%
Atlas Auto Body Inc dba Atlas Auto Sales	(#,^)	20 Providence St., West Warwick, RI 02893	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	46.5	46.5	54.5	0.02%
Katie Senior Care LLC dba Home Instead Senior Care	(#,^)	222E Eufaula St Ste 220, Norman, OK 73069	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	59.6	59.6	61.2	0.02%
Alpha Preparatory Academy LLC	(#,^)	4462 Mink Livsey Rd, Snellville, GA 30039	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	131.5	131.5	154.8	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	(#,^)	10463 Hamer Rd, Georgetown, OH 45121	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	128.7	128.7	123.1	0.04%
Almost Home Property LLC and Almost Home Daycare LLC	(#,^)	35 Copps Hill Rd, Ridgefield, CT 06877	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	674.2	674.2	792.5	0.25%
iFood, Inc. dba Steak N Shake	(#,^)	5900 Duraleigh Rd, Raleigh, NC 27612	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	216.6	216.6	225.0	0.07%
575 Columbus Avenue Holding Company, LLC and LA-ZE LLC	(#,^)	575 Columbus Ave, New Haven, CT 06519	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	18.5	18.5	21.8	0.01%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Rd Ext., Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	134.9	134.9	158.7	0.05%
Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	(#,^)	15 Stonebridge, Cranston, RI 02921	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	88.2	88.2	103.6	0.03%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Rd Ext., Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	786.8	786.8	932.7	0.29%
iFood, Inc. dba Steak N Shake	(#,^)	2840 E Millbrook Rd, Raleigh, NC 27604	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	566.8	566.8	669.7	0.21%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave Rte 53, Lisle, IL 60532	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	53.7	53.7	56.3	0.02%
AMG Holding, LLC and Stetson Automotive, Inc	(#,^)	309 Route 9, Waretown, NJ 08758	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	187.0	187.0	221.7	0.07%
JPM Investments LLC and Carolina Family Foot Care P.A.	(#)	122 N. Main St., Fuquay Varina, NC 27526	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	128.4	128.4	151.8	0.05%
Zinger Hardware and General Merchant Inc	(#)	4001 N Lamar Blvd Ste 300, Austin, TX 78756	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.25%	6/26/2024	41.1	41.1	40.5	0.01%
Nikobella Properties LLC and JPO Inc dba Village Car Wash	(#)	1372 South US Route 12, Fox Lake, IL 60020	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	444.1	444.1	525.1	0.16%
Big Sky Plaza LLC and Strickland, Incorporated	(#,^)	1313 West Park St. #1, Livingston, MT 59047	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	209.6	209.6	247.9	0.08%
Sico & Walsh Insurance Agency Inc and The AMS Trust	(#)	106 Concord Ave, Belmont, MA 02478	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	84.9	84.9	100.5	0.03%
Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	(#,^)	15637 St Clair Ave, Cleveland, OH 44110	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	9.0	9.0	9.3	—%
Long Island Barber Institute Inc	(#,^)	266 Greenwich St., Hempstead, NY 11550	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	49.8	49.8	58.9	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Pocono Coated Products, LLC	(#,^)	100 Sweetree St., Cherryville, NC 28021	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	12.0	12.0	12.5	—%
Jonesboro Health Food Center LLC	(#,^)	1321 Stone St., Jonesboro, AR 72401	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	34.0	34.0	35.3	0.01%
Hae M. and Jin S. Park dba Buford Car Wash	(#,^)	1163 Buford Hwy, Sugar Hill, GA 30518	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	148.4	148.4	175.3	0.05%
The River Beas LLC and Punam Singh	(#,^)	11704 Centurion Way, Potomac, MD 20854	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	81.0	81.0	95.8	0.03%
AS Boyals LLC dba Towne Liquors	(#,^)	117 South Broad St., Woodbury City, NJ 08096	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	97.3	97.3	115.2	0.04%
Gerami Realty, LC, Sherrill Universal City Corral, LP	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	53.0	53.0	57.0	0.02%
Complete Body & Paint, Inc.	(#,^)	32220 Michigan Ave, Wayne, MI 48184	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	18.6	18.6	22.0	0.01%
Island Wide Realty LLC and Long Island Partners, Inc.	(#,^)	201-203-205 West Merrick Rd, Valley Stream, NY 11580	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	92.8	92.8	109.8	0.03%
Wilshire Media Systems Inc	(#,^)	2649 Townsgate Rd #500, Westlake Village, CA 91361	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	96.9	96.9	100.8	0.03%
1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	(#,^)	1899 State Route 35, South Amboy, NJ 08879	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	100.2	100.2	118.6	0.04%
Dantanna's Tavern LLC	(#,^)	6615 Roswell Rd NE #30, Sandy Springs, GA 30328	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	87.4	87.4	91.3	0.03%
Little People's Village II LLC and Iliopoulos Realty LLC	(#,^)	6522 Haverford Ave, Philadelphia, PA 19151	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	82.6	82.6	97.5	0.03%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	(#,^)	4401 N I-35 #113, Denton, TX 76207	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	365.0	365.0	381.5	0.12%
Little People's Village II LLC and Iliopoulos Realty LLC	(#,^)	6522 Haverford Ave, Philadelphia, PA 19151	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	91.1	91.1	107.6	0.03%
Kemmer, LLC and Pitts Package Store, Inc.	(#,^)	201 S. Main St., Salem, IN 47167	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	105.3	105.3	124.2	0.04%
Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	(#,^)	16701 E. Iliff Ave, Aurora, CO 80013	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	400.6	400.6	473.9	0.15%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum	(#)	636 South Center St., New Washington, OH 44854	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	71.8	71.8	84.8	0.03%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	(#,^)	63 S Wyoming Ave, Edwardsville, PA 18704	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	98.9	98.9	116.8	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Kinisi, Inc. dba The River North UPS Store	(#,^)	301 West Grand Ave, Chicago, IL 60654	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	5.8	5.8	6.0	—%
Tortilla King, Inc.	(#,^)	249 23rd Ave, Moundridge, KS 67107	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2029	770.6	770.6	840.4	0.26%
Tortilla King Inc.	(#,^)	249 23rd Ave, Moundridge, KS 67107	Food Manufacturing	Term Loan	Prime plus 2.75%	3/14/2039	41.3	41.3	48.8	0.02%
R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	(#,^)	3111 & 3135 Delsea Drive, Franklinville, NJ 08322	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	371.8	371.8	438.7	0.14%
Faith Memorial Chapel LLC	(#,^)	600 9th Ave North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	190.8	190.8	225.0	0.07%
952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	(#,^)	952 Boston Post Rd, Milford, CT 06460	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	184.2	184.2	217.3	0.07%
Summit Beverage Group LLC	(#,^)	211 Washington Ave, Marion, VA 24354	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	177.7	177.7	185.2	0.06%
96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	(#,^)	96 Mill St., Berlin, CT 06037	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	126.8	126.8	149.8	0.05%
JWB Industries, Inc. dba Carteret Die Casting	(#,^)	74 Veronica Ave, Somerset, NJ 08875	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	141.9	141.9	147.3	0.05%
986 Dixwell Avenue Holding Company, LLC and Mughali Foods, LLC	(#,^)	986 Dixwell Ave, Hamden, CT 06510	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	88.6	88.6	104.6	0.03%
Sarah Sibadan dba Sibadan Agency	(#,^)	102-05 101st Ave, Ozone Park, NY 11416	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	114.9	114.9	135.7	0.04%
Icore Enterprises Inc dba Air Flow Filters Inc	(#,^)	151 W 24th St, Hialeah, FL 33010	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	10.8	10.8	11.3	—%
Nutmeg North Associates LLC, Steeltech Building Products Inc	(#,^)	636 Nutmeg Rd North, South Windsor, CT 06074	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	812.1	812.1	957.6	0.30%
KK International Trading Corporation	(#,^)	219 Lafayette Drive, Syosset, NY 11791	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	136.4	136.4	148.7	0.05%
Kurtis Sniezek dba Wolfe's Foreign Auto	(#,^)	712 5th St., New Brighton, PA 15066	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	78.7	78.7	92.9	0.03%
TAK Properties LLC and Kinderland Inc	(#,^)	1157 Commerce Ave, Longview, WA 98632	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	359.0	359.0	422.8	0.13%
TOL LLC dba Wild Birds Unlimited	(#,^)	320 W. Main St., Avon, CT 06001	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	9.1	9.1	9.4	—%
920 CHR Realty LLC, V. Garofalo Carting Inc	(#,^)	920 Crooked Hill, Brentwood, NY 11717	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	370.3	370.3	436.8	0.14%
DKB Transport Corp	(#,^)	555 Water Works Rd, Old Bridge, NJ 08857	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	123.0	123.0	145.0	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	(#,^)	1455 S Richland Creek Rd, Sugar HIll, GA 30518	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	92.4	92.4	108.6	0.03%
Spectrum Development LLC and Solvit Inc & Solvit North, Inc	(#,^)	65 Farmington Valley Drive, Plainville, CT 06062	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	190.0	190.0	196.9	0.06%
BVIP Limousine Service LTD	(#,^)	887 W Liberty, Medina, OH 44256	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	67.6	67.6	79.7	0.02%
AcuCall LLC	(#,^)	824 U.S Hwy 1, Ste 335, North Palm Beach, FL 33408	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	7.4	7.4	7.6	—%
Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	(#,^)	3039-3043 Hedley, Springfield, IL 62704	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	22.3	22.3	23.1	0.01%
Yousef Khatib dba Y&M Enterprises	(#,^)	671 E. Cooley Drive, Unit 114, Colton, CA 92324	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	11/15/2023	36.0	36.0	37.3	0.01%
Howell Gun Works LLC	(#,^)	2446 Route 9, Howell, NJ 07731	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/14/2023	2.2	2.2	2.3	—%
Polpo Realty, LLC, Polpo Restaurant, LLC	(#,^)	554 Old Post Rd #3, Greenwich, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	55.6	55.6	65.6	0.02%
1 North Restaurant Corp dba 1 North Steakhouse	(#,^)	322 W. Montauk Hwy, Hampton Bays, NY 11946	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	187.7	187.7	221.4	0.07%
Master CNC Inc & Master Properties LLC	(#,^)	11825 29 Mile Rd, Washington, MI 48095	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	526.2	526.2	619.0	0.19%
Janice B. McShan and The Metropolitan Day School, LLC	(#,^)	2817 Lomb Ave, Birmingham, AL 35208	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	20.5	20.5	21.3	0.01%
Mid-Land Sheet Metal Inc	(#,^)	125 E Fesler St., Santa Maria, CA 93454	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	121.4	121.4	143.1	0.04%
Greenbrier Technical Services, Inc	(#,^)	407 E. Edgar Ave, Ronceverte, WV 24970	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	97.2	97.2	101.0	0.03%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	(#,^)	77 Mill Rd, Freeport, NY 11520	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	130.7	130.7	154.1	0.05%
First Steps Real Estate Company, LLC and First Steps Preschool	(#,^)	104 McCoy St., Milford, DE 19963	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2038	85.8	85.8	101.0	0.03%
Cencon Properties LLC and Central Connecticut Warehousing Company	(#,^)	37 Commons Court, Waterbury, CT 06704	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	303.4	303.4	357.9	0.11%
Discount Wheel and Tire of Broken Bow Inc	(#,^)	1202 S Park Drive, Broken Bow, OK 74728	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	196.7	196.7	231.7	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Lenoir Business Partners LLC LP Industries, Inc dba Childforms	(#,^)	2040 Norwood, Lenoir, NC 28645	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	260.1	260.1	306.6	0.10%
LP Industries, Inc dba Childforms	(#,^)	110 Charleston Dr. Ste 105, Morresville, NC 28117	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	106.0	106.0	125.0	0.04%
Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	(#,^)	12150 Annapolis Rd, Ste 301, Glenn Dale, MD 20769	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	294.6	294.6	347.2	0.11%
Gabrielle Realty, LLC	(#,^)	242 Sheep Davis Rd, Concord, NH 03301	Gasoline Stations	Term Loan	Prime plus 2.75%	9/27/2038	666.2	666.2	784.2	0.24%
Eastside Soccer Dome, Inc .	(#,^)	11919 S Ave O, Chicago, IL 60617	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	407.8	407.8	481.0	0.15%
Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral	(#,^)	17 Pearl St., Mystic, CT 06355	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	87.9	87.9	103.7	0.03%
Southeast Chicago Soccer, Inc.	(#,^)	10232 S Ave N, Chicago, IL 60617	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	45.0	45.0	53.1	0.02%
Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 60636	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	80.0	80.0	93.9	0.03%
Diamond Memorials Incorporated	(#,^)	800 Broad St., Clifton, NJ 07013	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	2.7	2.7	2.8	—%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	(#,^)	11585 Jones Bridge Rd, Ste 4G, Johns Creek, GA 30022	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	21.5	21.5	22.2	0.01%
Faith Memorial Chapel LLC	(#,^)	600 9th Ave N, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	236.1	236.1	277.5	0.09%
Maynard Enterprises Inc dba Fastsigns of Texarkana	(#,^)	3735 Mall Drive, Texarkana, TX 75501	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	7.5	7.5	7.8	—%
Grafio Inc dba Omega Learning Center-Acworth	(#,^)	5330 Brookstone Drive, Ste 320, Acworth, GA 30101	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	76.7	76.7	79.3	0.02%
The Berlerro Group, LLC dba Sky Zone	(#,^)	111 Rodeo Drive, Edgewood, NY 11717	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	199.3	199.3	206.0	0.06%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	38.4	38.4	41.7	0.01%
Prospect Kids Academy Inc	(#,^)	532 St Johns Place, Brooklyn, NY 11238	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	109.3	109.3	128.6	0.04%
Alma J. and William R. Walton and Almas Child Day Care Center	(#,^)	2909 W 63rd St., Chicago, IL 60629	Social Assistance	Term Loan	8%	9/11/2038	35.1	35.1	33.6	0.01%
B for Brunette dba Blo	(#,^)	50 Glen Cove Rd, Greenvale, NY 11548	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	25.0	25.0	25.8	0.01%
Schmaltz Holdings, LLC and Schmaltz Operations, LLC	(#,^)	3408 Castle Rock Farm Rd, Pittsboro, NC 27312	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	195.9	195.9	230.0	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
IlOKA Inc dba Microtech Tel and NewCloud Networks	(#,^)	160 Inverness Dr W Ste 100, Englewood, CO 80112	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	294.8	294.8	304.8	0.09%
ACI Northwest Inc.	(#,^)	6600 N Government Way, Coeur D Alene, ID 83815	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	245.8	245.8	254.9	0.08%
Gulfport Academy Child Care and Learning Center, Inc. and Jennifer	(#,^)	15150 Evans St., Gulfport, MS 39503	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	19.6	19.6	20.3	0.01%
Ramard Inc and Advanced Health Sciences Inc	(#,^)	4561 Ironworks Pike, Ste 161, Lexington, KY 40511	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	85.1	85.1	87.7	0.03%
RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	(#,^)	1815 De Paul St., Colorado Springs, CO 80909	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	36.4	36.4	37.7	0.01%
JSIL LLC dba Blackstones Hairdressing	(#,^)	19 East 7th St., New York, NY 10003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	8.7	8.7	9.0	—%
Caribbean Concepts, Inc. dba Quick Bleach	(#,^)	120 East 56th St., Ste 730, New York, NY 10022	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	10.1	10.1	10.5	—%
Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	(#,^)	38 Carmen Lane, Monroe, CT 06468	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	5.3	5.3	5.5	—%
Angkor Restaurant Inc	(#,^)	10 Traverse St., Providence, RI 02903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	81.4	81.4	95.9	0.03%
Tri County Heating and Cooling Inc.	(#,^)	509 East Park St., Livingston, MT 59047	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	39.1	39.1	40.5	0.01%
Harbor Ventilation Inc and Estes Investment, LLC	(#,^)	509 East Park St., Livingston, MT 59047	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	2.1	2.1	2.4	—%
Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	(#,^)	1 Poppy Ave, Neptune, NJ 07753	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	23.9	23.9	24.6	0.01%
Maxiflex LLC	(#,^)	512 Verret St., New Orleans, LA 70114	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	19.5	19.5	20.2	0.01%
GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	(#,^)	411 Sharp St., Millville, NJ 08332	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	85.0	85.0	100.5	0.03%
2161 Highway 6 Trail, LLC, R. H. Hummer JR., Inc.	(#,^)	2141 P Ave, Williamsburg, IA 52361	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	398.3	398.3	425.4	0.13%
Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	(#,^)	200 North Branford Rd, Branford, CT 06405	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	601.8	601.8	654.9	0.20%
KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	(#,^)	24 Elm St., Montpelier, VT 05602	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	149.7	149.7	155.0	0.05%
Elite Structures Inc	(#,^)	401 Old Quitman Rd, Adel, GA 31620	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	777.1	777.1	916.8	0.28%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Absolute Desire LLC and Mark H. Szierer Sophisticated Smile	(#,^)	85 Reaville Ave, Flemington, NJ 08822	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	164.7	164.7	194.3	0.06%
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	(#,^)	4640 Monticello Ave, Ste 8A, Williamsburg, VA 23188	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	26.7	26.7	27.7	0.01%
Ryan D. Thornton and Thornton & Associates LLC	(#,^)	800 Bethel St., Ste 200, Honolulu, HI 96813	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	21.3	21.3	22.1	0.01%
Peanut Butter & Co., Inc.	(#,^)	250 West 54th St., New York, NY 10019	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	41.5	41.5	42.9	0.01%
1258 Hartford TPKE, LLC and Phelps and Sons, Inc	(#,^)	1258 Hartford Turnpike, Vernon, CT 06066	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	108.0	108.0	127.4	0.04%
A & M Commerce, Inc. dba Cranberry Sunoco	(#,^)	398 Baltimore Blvd, Westminster, MD 21157	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	286.1	286.1	337.0	0.10%
Xela Pack, Inc. and Aliseo and Catherine Gentile	(#,^)	8300 Boettner Rd, Saline, MI 48176	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	187.9	187.9	204.1	0.06%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	(#,^)	3937 Sherman Ave, Saint Joseph, MO 64506	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	465.9	465.9	548.7	0.17%
Michael A.and HeatherR. Welsch dba Art & FrameEtc.	(#,^)	2819 West T C Jester Blvd., Houston, TX 77018	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	58.5	58.5	68.9	0.02%
Truth Technologies Inc dba Truth Technologies Inc.	(#,^)	2341 Cheshire Lane, Naples, FL 34109	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	35.2	35.2	36.3	0.01%
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	199.4	199.4	206.1	0.06%
Golden Gate Lodging LLC	(#,^)	432 Margaret St.,, Plattsburgh, NY 12901	Accommodation	Term Loan	Prime plus 2.75%	3/12/2038	99.7	99.7	117.5	0.04%
Bakhtar Group LLC dba Malmaison	(#,^)	3401 K St. NW, Washington, DC 20007	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	38.2	38.2	39.4	0.01%
Osceola River Mill, LLC, Ironman Machine, Inc.	(#,^)	27 Hungerford St., Pittsfield, MA 01201	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	74.6	74.6	87.8	0.03%
Java Warung, LLC	(#,^)	1915 N Richmond St., Appleton, WI 54911	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	44.2	44.2	52.0	0.02%
Retain Loyalty LLC	(#,^)	1250 Sanders Ave SW, Massillon, OH 44647	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	93.7	93.7	110.4	0.03%
North Country Transport, LLC	(#,^)	10 LaCrosse St., Ste 14, Hudson Falls, NY 12839	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	6.1	6.1	6.3	—%
Sherill Universal City dba Golden Corral LP	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	381.4	381.4	449.4	0.14%
Macho LLC, Madelaine Chocolate Novelties Inc	(#,^)	96-03 Beach Channel Drive, Rockaway Beach, NY 11693	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	432.4	432.4	509.5	0.16%
Babie Bunnie Enterprises Inc dba Triangle Mothercare	(#,^)	8516 Swarthmore Drive, Raleigh, NC 27615	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	27.5	27.5	29.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Polpo Realty LLC & Polpo Restaurant LLC	(#,^)	554 Old Post Rd #3, Greenwich, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	450.8	450.8	531.2	0.16%
Martin L Hopp, MD PHD A Medical Corp dba Tower ENT	(#,^)	8631 West Third St, 440 E &, Los Angeles, CA 90048	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	25.1	25.1	25.9	0.01%
Cheryle A Baptiste and Cheryle Baptiste DDS PLLC	(#,^)	4839 Wisconsin Ave NW Ste 2, Washington, DC 20016	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/30/2037	251.6	251.6	295.9	0.09%
Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	(#,^)	38 Carmen Lane, Monroe, CT 06468	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	196.5	196.5	231.1	0.07%
Richmond Hill Mini Market, LLC	(#,^)	101 Richmond Hill Ave, Stamford, CT 06902	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	158.9	158.9	186.8	0.06%
D&L Rescources, Inc. dba The UPS Store	(#,^)	8930 State Rd # 84, Davie, FL 33324	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	3.6	3.6	3.7	—%
DRV Enterprise, Inc. dba Cici's Pizza # 339	(#,^)	5771 East Fowler Ave, Temple Terrace, FL 33617	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	22.5	22.5	23.1	0.01%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	(#,^)	1345 Wampanoag Trail, East Providence, RI 02915	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	82.6	82.6	97.2	0.03%
Pioneer Windows Manufacturing Corp, Pioneer Windows	(#,^)	15 Frederick Place, Hicksville, NY 11801	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	100.5	100.5	103.5	0.03%
R & J Petroleum LLC, Manar USA, Inc.	(#,^)	305 Quincy Shore Drive, Quincy, MA 02107	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	154.4	154.4	181.6	0.06%
St Judes Physical Therapy P.C.	(#,^)	7712 Fourth Ave, Brooklyn, NY 11209	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	7.7	7.7	7.9	—%
Hi-Def Imaging, Inc. dba SpeedPro Imaging	(#,^)	3580 Progress Drive, Unit Q, Bensalem, PA 19020	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	8.2	8.2	8.5	—%
Reidville Hydraulics Mfg Inc dba Summit	(#,^)	175 Industrial Lane, Torrington, CT 06790	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	228.3	228.3	268.3	0.08%
Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	(#,^)	234 West 42nd St., New York, NY 10036	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	66.6	66.6	68.6	0.02%
University Park Retreat, LLC dba Massage Heights	(#,^)	5275 University Parkway # 110, Bradenton, FL 34201	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	26.7	26.7	27.5	0.01%
O'Rourkes Diner LLC dba O'Rourke's Diner	(#,^)	728 Main St., Middletown, CT 06457	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	55.9	55.9	65.6	0.02%
AJK Enterprise LLC dba AJK Enterprise LLC	(#)	1901 Naylor Rd, SE, Washington, DC 20020	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	5.5	5.5	5.6	—%
Suncoast Aluminum Furniture, Inc	(#,^)	6291 Thomas Rd, Fort Myers, FL 33912	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	306.7	306.7	360.1	0.11%
Hofgard & Co., Inc. dba HofgardBenefits	(#,^)	400 S McCaslin Blvd Ste 201, Louisville, CO 80027	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	35.7	35.7	36.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Georgia Safe Sidewalks LLC	(#,^)	1740 Wheatstone Drive, Grayson, GA 30017	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	4.9	4.9	5.1	—%
Central Tire, Inc. dba Cooper Tire & Auto Services	(#,^)	1111 S Tillotson Ave, Muncie, IN 47304	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	244.1	244.1	286.9	0.09%
KIND-ER-ZZ Inc dba Kidville	(#,^)	30 Maple St., Summit, NJ 07901	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	16.0	16.0	16.4	0.01%
Graphish Studio, Inc. and Scott Fishoff	(#,^)	231 Main St., Stanford, CT 06901	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	6.4	6.4	6.6	—%
ALF, LLC, Mulit-Service Eagle Tires	(#,^)	1985 B St., Colorado Springs, CO 80906	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	53.1	53.1	62.2	0.02%
Tracey Vita-Morris dba Tracey Vita's School of Dance	(#,^)	4181 9th Ave West, Bradenton, FL 34025	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	7.1	7.1	7.2	—%
Tanner Optical, Inc. dba Murphy Eye Care	(#,^)	305 Shirley Ave, Douglas, GA 31533	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	2.4	2.4	2.5	—%
Access Staffing, LLC	(#,^)	360 Lexington Ave, 8th Fl, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	59.1	59.1	60.5	0.02%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	(#,^)	6187 NW 167th St. Unit H3, Miami, FL 33015	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	66.7	66.7	72.4	0.02%
DC Realty, LLC dba FOGO Data Centers	(#)	340 Tom Reeve Drive, Carrolton, GA 30117	Professional, Scientific, and Technical Services	Term Loan	6.25%	3/23/2022	449.7	449.7	445.3	0.14%
DC Realty, LLC dba FOGO Data Centers	(#)	340 Tom Reeve Drive, Carrolton, GA 30117	Professional, Scientific, and Technical Services	Term Loan	6%	3/23/2037	2,623.4	2,623.4	2,519.4	0.78%
Shweiki Media, Inc. dba Study Breaks Magazine	(#,^)	4954 Space Center Drive, San Antonio, TX 78218	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	724.9	724.9	780.1	0.24%
ATI Jet, Inc.	(#)	7007 Boeing Drive, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	532.8	532.8	572.0	0.18%
J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	(#,^)	2900 South 20th St., Philadelphia, PA 19145	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	343.8	343.8	401.9	0.12%
K's Salon, LLC d/b/a K's Salon	(#,^)	162 West 84th St., New York, NY 10024	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	19.5	19.5	19.9	0.01%
15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs	(#,^)	15 Frederick Place, Hicksville, NY 11801	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	63.7	63.7	65.0	0.02%
Taylor Transport, Inc	(#,^)	1708 HWY 113 SW, CARTERSVILLE, GA 30120	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	64.2	64.2	65.6	0.02%
K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	(#)	325 N. Milwaukee Ave, Ste G1, Wheeling, IL 60090	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	17.1	17.1	17.5	0.01%
28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	(#,^)	28-28 1/2 Cornelia St., New York, NY 10014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	5.3	5.3	5.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
39581 Garfield, LLC and Tri County Neurological Associates, P.C.	(#,^)	39581 Garfield Rd, Clinton Township, MI 48038	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	68.3	68.3	79.8	0.02%
Robert E. Caves, Sr. and American Plank dba Caves Enterprises	(#,^)	40515 Pumpkin Center Rd, Hammond, LA 70403	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	69.0	69.0	70.5	0.02%
39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	(#,^)	39581 Garfield Rd, Clinton Township, MI 48038	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	23.2	23.2	27.1	0.01%
Big Apple Entertainment Partners, LLC dba Ripley's Believe it or Not	(#,^)	234 West 42nd St., New York, NY 10036	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2021	239.7	239.7	244.1	0.08%
Michael S. Decker & Janet Decker dba The Hen House Cafe	(#)	401 Caribou St., Simla, CO 80835	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	13.8	13.8	16.2	0.01%
Trademark Equipment Company Inc and David A. Daniel	(#,^)	5690 Pine Lane Circle, Bessemer, AL 35022	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	109.9	109.9	128.3	0.04%
Valiev Ballet Academy, Inc	(#,^)	635 - 637 Londonderry Lane, Denton, TX 76205	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	34.9	34.9	40.7	0.01%
LaHoBa, LLC d/b/a Papa John's	(#,^)	3001 Pontchartrain Drive, Slidell, LA 70458	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	63.3	63.3	73.9	0.02%
Lavertue Properties LLP dba Lavertue Properties	(#,^)	24 Wakefield St., Rochester, NH 13867	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	36.7	36.7	42.9	0.01%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave Rte 53, Lisle, IL 60532	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	287.3	287.3	335.4	0.10%
Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	(#,^)	1790 Broadway Ste 716, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	8.9	8.9	9.0	—%
Modern on the Mile, LLC dba Ligne Roset	(#,^)	162 N. 3rd St., Philadelphia, PA 19106	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/25/2021	39.0	39.0	39.7	0.01%
Profile Performance, Inc. and Eidak Real Estate, L.L.C.	(#,^)	44600 Michigan Ave, Canton, MI 48188	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	103.5	103.5	120.7	0.04%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	(#,^)	2267 Fernberg Trail, Ely, MN 55731	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	113.8	113.8	132.7	0.04%
Michael S. Korfe dba North Valley Auto Repair	(#,^)	7516 B 2nd St., NW, Albuquerque, NM 87107	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	12.5	12.5	14.6	—%
Actknowledge,Inc dba Actknowledge	(#,^)	365 Fifth Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	9.9	9.9	10.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Stephen Frank, Patricia Frank and Suds Express LLC	(#,^)	520 E. 8th St., Anderson, IN 46012	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2023	20.6	20.6	21.3	0.01%
SuzyQue’s LLC dba Suzy Que’s	(#,^)	34 South Valley Rd, West Orange, NJ 07052	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	49.4	49.4	57.4	0.02%
Little People’s Village, LLC dba Little People’s Village	(#,^)	904 North 66th St., Philadelphia, PA 19151	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	25.0	25.0	29.1	0.01%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	(#,^)	64-68 North Central Ave, Valley Stream, NY 11580	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	91.3	91.3	106.2	0.03%
Shree OM Lodging, LLC dba Royal Inn	(#,^)	2030 W Northwest Hwy, Dallas, TX 75220	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	22.2	22.2	25.8	0.01%
Lodin Medical Imaging, LLC dba Watson Imaging Center	(#,^)	3915 Watson Rd, St. Louis, MO 63109	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	9.2	9.2	9.3	—%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	(#,^)	2879 Limekiln Pike, Glenside, PA 19038	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	27.2	27.2	31.6	0.01%
Elan Realty, LLC and Albert Basse Asociates, Inc.	(#,^)	175 Campanelli Park Way, Stroughton, MA 02072	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	180.6	180.6	209.6	0.07%
K9 Bytes, Inc & Epazz, Inc	(#)	325 N. Milwaukee Ave, Ste G1, Wheeling, IL 60090	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	2.8	2.8	2.8	—%
Success Express,Inc. dba Success Express	(#,^)	550 Eighth Ave, New York, NY 10018	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	8.4	8.4	8.5	—%
Modern Manhattan, LLC	(#,^)	162 N 3rd St., Philadelphia, PA 19106	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/20/2020	22.4	22.4	22.6	0.01%
Dirk's Trucking, L.L.C. dba Dirk's Trucking	(#)	1041 John D Hebert Rd, Breaux Bridge, LA 70517	Truck Transportation	Term Loan	Prime plus 2.75%	9/17/2020	2.3	2.3	2.4	—%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	(#,^)	2320 2nd St., Albuquerque, NM 87107	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	39.8	39.8	46.1	0.01%
Newsome Trucking Inc and Kevin Newsome	(#,^)	2262 HWY 53W, Jasper, GA 30143	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	197.5	197.5	228.9	0.07%
Members Only Software, Inc	(#,^)	1250 Connecticut Ave NW 200, Washington, DC 20036	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	3.6	3.6	3.6	—%
ActKnowledge,Inc dba ActKnowledge	(#,^)	365 Fifth Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	3.9	3.9	3.9	—%
I-90 RV & Auto Supercenter	(#,^)	4505 South I-90 Service Rd, Rapid City, SD 57703	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	58.9	58.9	68.3	0.02%
Zouk, Ltd. dba Palma	(#,^)	28 Cornelia St., New York, NY 10014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	2.4	2.4	2.5	—%
Tanner Optical Inc. dba Murphy Eye Care	(#,^)	305 Shirley Ave, Douglas, GA 31533	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	74.7	74.7	86.3	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
ValleyStar, Inc. dba BrightStar Healthcare	(#)	5900 Sepulveda Blvd, Van Nuys, CA 91411	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2020	0.4	0.4	0.4	—%
New Economic Methods LLC dba Rita's	(#)	1014 H St. NE, Washington, DC 20002	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2020	0.2	0.2	0.2	—%
Lahoba,LLC dba Papa John's Pizza	(#,^)	620 W. Judge Perez Drive, Chalmette, LA 70163	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	33.0	33.0	38.1	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 North Beach St., Haltom City, TX 76111	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	20.7	20.7	21.6	0.01%
KMC RE, LLC & B&B Kennels	(#,^)	6004 City Park Rd, Austin, TX 78730	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	45.0	45.0	51.9	0.02%
ROVER REPAIRS	(#,^)	301 Macdade Blvd, COLLINGDALE, PA 19023	Repair and Maintenance	Term Loan	Prime plus 2.5%	11/28/2029	45.5	45.5	49.7	0.02%
The Alba Financial Group, Inc.	(#,^)	1420 Spring Hill Rd, McLain, VA 22102	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	3/10/2021	3.8	3.8	3.8	—%
D & D's Divine Beauty School of Esther, LLC	(#,^)	5524 Germantown Ave, Philadelphia, PA 19144	Educational Services	Term Loan	6%	8/1/2031	44.0	44.0	42.6	0.01%
Bliss Coffee and Wine Bar, LLC	(#)	1402-A Handlir Drive, Bel Air, MD 21015	Food Services and Drinking Places	Term Loan	6%	11/30/2022	64.1	64.1	63.3	0.02%
Zog Inc.	(#,^)	595 Bethlehem Pike #404, Montgomeryville, PA 18936	Other Information Services	Term Loan	Prime plus 2.75%	4/30/2020	13.6	13.6	13.7	—%
Connect Litigation Technology, Inc.	(#,^)	1101 Ivy Hill Rd, #4, Philadelphia, PA 19150	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2%	10/18/2025	20.0	20.0	20.8	0.01%
1911 East Main Street Holdings, Corp	(#,^)	1911 East Main St., Endicott, NY 13760	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	10.9	10.9	12.3	—%
Water Works Laundromat, LLC	(#)	968-970 Bergen St., Newark, NJ 07104	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	146.4	146.4	155.6	0.05%
Dave Kris, and MDK Ram Corp.	(#,^)	15 Elm Park, Groveland, MA 01930	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	23.9	23.9	25.5	0.01%
Gill Express Inc. dba American Eagle Truck Wash	(#,^)	12200 N. Holland, Oklahoma City, OK 73131	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	145.6	145.6	156.8	0.05%
Head To Toe Personalized Pampering, Inc.	(#,^)	2331 North State Rd 7, Lauderhill, FL 33313	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	7.7	7.7	8.6	—%
Christopher F. Bohon & Pamela D. Bohon	(#,^)	11600 County Rd 71, Lexington, AL 35648	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	2.5	2.5	2.7	—%
Mogas Limited	(#,^)	47 Chestnut St., Elmer, NJ 08318	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2030	62.1	62.1	68.9	0.02%
Shree Om Lodging, LLC dba Royal Inn	(#,^)	2030 W. Northwest Hwy, Dallas, TX 75220	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	55.1	55.1	61.1	0.02%
Moonlight Multi Media Production, Inc.	(#,^)	2700 W Cypress Creek Rd, Fort Lauderdale, FL 33309	Other Information Services	Term Loan	5.3%	2/1/2025	1.6	1.6	1.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
David M. Goens dba Superior Auto Paint & Body, Inc.	(#)	1912 Manhattan Ave, Harvey, LA 70058	Repair and Maintenance	Term Loan	6%	8/26/2024	11.9	11.9	11.7	—%
McCallister Venture Group, LLC and Maw's Vittles, Inc.	(#,^)	511 South Broad St., Brooksville, FL 34601	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	9.8	9.8	10.8	—%
Chong Hun Im dba Kim's Market	(#,^)	730 East 28th St., Ogden, UT 84403	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	6.0	6.0	6.2	—%
Whirlwind Car Wash, Inc.	(#)	1370 Le Anne Marie Circle, Columbus, OH 43026	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	12.9	12.9	13.7	—%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	(#,^)	745 Cheney Hwy, Ttitusville, FL 32780	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	14.1	14.1	15.1	—%
Min Hui Lin	(#,^)	1916 Broad St., Lanett, AL 36863	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	14.1	14.1	15.3	—%
Delta Partners, LLC dba Delta Carwash	(#,^)	5640 Indian Crest Lane, Olympia, WA 98516	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	35.2	35.2	38.3	0.01%
Auto Sales, Inc.	(#,^)	1925 State St., Hamden, CT 06417	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	4.8	4.8	4.7	—%
Taste of Inverness, Inc. dba China Garden	(#,^)	1314 US Hwy 41 N, Inverness, FL 34450	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	6.2	6.2	6.4	—%
Ralph Werner dba Werner Transmission Inc	(#,^)	259 East Central Ave, Bangor, PA 18013	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	1.0	1.0	1.1	—%
Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	(#,^)	3118 Bayshore Ave, Brigantine, NJ 08203	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	25.5	25.5	25.2	0.01%
OrthoQuest, P.C.	(#,^)	2336 Wisteria Drive, Ste 430, Snellville, GA 30078	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	1.6	1.6	1.6	—%
Track Side Collision & Tire, Inc.	(#,^)	98-16 160 Ave, Ozone Park, NY 11414	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	3.5	3.5	3.7	—%
Deesha Corporation, Inc. dba Best Inn & Suites	(#,^)	9225 Parkway East, Birmingham, AL 35206	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	19.0	19.0	19.8	0.01%
Maruti, Inc	(#,^)	1506 280 By-Pass, Phenix City, AL 36867	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	14.6	14.6	15.2	—%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	(#,^)	386 Winsted Rd, Torrington, CT 06790	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	4.1	4.1	4.2	—%
Gain Laxmi, Inc. dba Super 8 Motel	(#,^)	14341 US Hwy 431 S, Gunterville, AL 35976	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	11.9	11.9	12.2	—%
Naseeb Corporation	(#,^)	1696 North Broad St., Meriden, CT 06450	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	19.2	19.2	19.9	0.01%
Stillwell Ave Prep School	(#,^)	1990 Stillwell Ave, Brooklyn, NY 11214	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	3.6	3.6	3.7	—%
Alyssa Corp dba Knights Inn	(#,^)	1105 Columbus Parkway, Opelika, AL 36801	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	33.2	33.2	34.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Bhailal Patel dba New Falls Motel	(#,^)	201 Lincoln Hwy, Fairless Hills, PA 19030	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	1.6	1.6	1.7	—%
Pegasus Automotive, Inc.	(#,^)	3981 Hylan Blvd., Staten Island, NY 10308	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	4.9	4.9	5.1	—%
P. Agrino, Inc. dba Andover Diner	(#,^)	193 Main St., Andover, NJ 07860	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	2.4	2.4	2.5	—%
Total SBA Unguaranteed Accrual Investments							$370,612.2	$370,612.2	$382,986.3	118.86%

SBA Unguaranteed Non-Accrual Investments (3) (22)										271346
200 North 8th Street Associates LLC and Enchanted Acres	(#)	200 North 8th St., Reading, PA 19601	Food Manufacturing	Term Loan	6.25%	5/4/2028	445.6	445.6	352.6	0.11%
Amboy Group, LLC dba Tommy Moloney's	(#)	1 Amboy Ave, Woodbridge, NJ 07095	Food Manufacturing	Term Loan	7%	6/24/2025	364.5	364.5	355.2	0.11%
CLU Amboy, LLC and Amboy Group, LLC dba Tommy Moloney's	(#)	1 Amboy Ave, Woodbridge, NJ 07095	Food Manufacturing	Term Loan	7%	12/27/2023	455.7	455.7	414.2	0.13%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	(#)	380 E. Borden Rd, Rose City, MI 48654	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	233.3	233.3	114.4	0.04%
Event Mecca LLC	(#)	141 South Waldron Lane, Wynantskill, NY 12198	Other Information Services	Term Loan	6%	4/10/2023	11.0	11.0	1.2	—%
Hartford Cardiology Group LLC and Ideal Nutrition of Connecticut LLC	(#,^)	345 North Main St., West Hartford, CT 06117	Ambulatory Health Care Services	Term Loan	—%	5/15/2024	452.3	452.3	71.6	0.02%
Kids at Heart,LLC dba Monster Mini Golf	(#,^)	10 Newbury St., Danvers, MA 01923	Amusement, Gambling, and Recreation Industries	Term Loan	6.75%	9/22/2026	19.6	19.6	7.3	—%
Matchless Transportation LLC dba First Class Limo	(#)	31525 Aurora Rd # 5, Solon, OH 44139	Transit and Ground Passenger Transportation	Term Loan	6.25%	5/31/2020	119.6	119.6	12.2	—%
Morris Glass and Construction Inc	(#)	40058 Hwy 30, Astoria, OR 97103	Specialty Trade Contractors	Term Loan	15%	10/1/2023	405.2	405.2	222.8	0.07%
Sourceco Limited Liability Company	(#,^)	17 Palmer Ave, West Long Branch, NJ 07764	Merchant Wholesalers, Nondurable Goods	Term Loan	6.5%	12/17/2025	37.0	37.0	32.5	0.01%
TX Superior Communications, LLC	(#,^)	6223 Krempen Ave, San Antonio, TX 78233	Specialty Trade Contractors	Term Loan	8%	3/19/2028	85.5	85.5	47.4	0.01%
6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	(*,#)	6 Price Ave, Norwalk, CT 06840	Administrative and Support Services	Term Loan	8%	9/24/2039	237.3	237.3	225.1	0.07%
Pauley Tree and Lawn Care Inc	(*,#)	6 Price Ave, Norwalk, CT 06854	Administrative and Support Services	Term Loan	8.25%	7/28/2025	46.6	46.6	44.2	0.01%
Acton Hardware LLC & Mark Allgood & Jamie Allgood	(*,#,^)	31814 Crown Valley Rd, Acton, CA 93510	Building Material and Garden Equipment and Supplies Dealers	Term Loan	8%	3/24/2041	478.2	478.2	364.9	0.11%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										271346
Advance Case Parts Inc	(*,#,^)	12489 NW 44th St., Coral Springs, FL 33065	Repair and Maintenance	Term Loan	7.75%	12/22/2027	45.4	45.4	—	—%
Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	(*,#)	12485-12489 NW 44th St., Coral Springs, FL 33071	Repair and Maintenance	Term Loan	7.75%	3/31/2040	321.3	321.3	230.5	0.07%
Alive Design, LLC	(*,#)	234 Middle St., Middletown, CT 06457	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	15.0	15.0	11.9	—%
All About Kids and Families Medical Center, Inc.	(*,#,^)	12086 FT Caroline Rd #102/3, 401-403, 501/2, Jacksonville, FL 32225	Ambulatory Health Care Services	Term Loan	8.25%	1/13/2029	364.9	364.9	256.6	0.08%
All Printing Solutions, Inc. dba Pryntcomm	(*,#,^)	303 E. Sioux Ave., Pierre, SD 57501	Printing and Related Support Activities	Term Loan	7.75%	6/27/2041	491.9	491.9	215.9	0.07%
Allied Welding Inc.	(*,#,^)	1820 N. Santa Fe Ave, Chillicothe, IL 61523	Fabricated Metal Product Manufacturing	Term Loan	8.25%	12/15/2041	727.3	727.3	560.8	0.17%
American Pharmaceutical Innovation Company, LLC	(*,#,^)	1425 Centre Circle, Downers Grove, IL 60515	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	6.9	6.9	6.5	—%
American Reclamation LLC	(*,#,^)	3600 Wetzel St., Wheeling, WV 26003	Furniture and Related Product Manufacturing	Term Loan	8%	11/1/2027	0.8	0.8	0.7	—%
Arclay, LLC	(*,#,^)	49 Geyser Rd, Ste 100, Saratoga Springs, NY 12866	Nonmetallic Mineral Product Manufacturing	Term Loan	8%	5/5/2030	137.1	137.1	39.5	0.01%
Arrow Freight Inc	(*,#,^)	1000 Jorie Blvd Ste 250, Oak Brook, IL 60523	Truck Transportation	Term Loan	8.25%	3/30/2028	658.6	658.6	379.4	0.12%
Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	(*,#)	2646 South Rd, Poughkeepsie, NY 12601	Gasoline Stations	Term Loan	7.75%	9/26/2024	15.7	15.7	15.3	—%
AWA Fabrication & Construction, L.L.C.	(*,#)	811 Country Rd #99, Headland, AL 36345	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.4	34.4	1.4	—%
B and J Catering Inc dba Culinary Solutions	(*,#,^)	2201 S Federal Hwy, Boynton Beach, FL 33435	Food Services and Drinking Places	Term Loan	7%	8/27/2040	208.9	208.9	139.2	0.04%
B&B Fitness and Barbell, Inc. dba Elevations Health Club	(*,#)	Route 611 North, Scotrun, PA 18355	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	198.9	198.9	168.2	0.05%
B4 Fitness LLC dba The Zoo Health Club	(*,#,^)	4 Beehive Dr, Epping, NH 03042	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	9/23/2026	70.1	70.1	48.5	0.02%
B4 Fitness LLC dba The Zoo Health Club	(*,#,^)	4 Beehive Dr, Epping, NH 03042	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	11/30/2026	18.5	18.5	—	—%
Baker Sales, Inc. d/b/a Baker Sales, Inc.	(*,#)	60207 Camp Villere Rd, Slidell, LA 70460	Nonstore Retailers	Term Loan	6%	3/29/2036	177.4	177.4	59.4	0.02%
Fieldstone Quick Stop LLC, Barber Investments LLC, Thadius M B	(*,#)	190 Route 3, South China, ME 04358	Gasoline Stations	Term Loan	6%	9/30/2038	400.4	400.4	36.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										271346
Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar	(*,#)	190 Rt 3, South China, ME 04358	Gasoline Stations	Term Loan	6.25%	8/15/2039	146.3	146.3	—	—%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	(*,#,^)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	1,608.1	1,670.3	565.6	0.18%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	(*,#)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	7.25%	12/30/2024	85.4	85.4	81.0	0.03%
Bebos Inc dba Pizza Hut & Sunoco	(*,#)	2003 West 5th St., Clifton, TX 76634	Gasoline Stations	Term Loan	7.75%	3/28/2028	214.1	214.1	52.6	0.02%
Bone Bar & Grill LLC	(*,#)	3547&3551 Philipsburg Bigler Hwy, West Decatur, PA 16878	Food Services and Drinking Places	Term Loan	7%	6/30/2042	73.4	73.4	54.7	0.02%
Bowl Mor LLC dba Bowl Mor Lanes	(*,#,^)	600 West Manlius St., East Syracuse, NY 13057	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	7/31/2027	6.4	6.4	—	—%
Bowl Mor, LLC dba Bowl Mor Lanes/Spare Lounge, Inc.	(*,#)	201 Highland Ave, East Syracuse, NY 13057	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/13/2039	201.2	201.2	154.0	0.05%
BQRS, Inc. DBA Gresham Meineke Car Care Center	(*,#,^)	18081 SE Division St., Portland, OR 97236	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2027	54.2	54.2	53.5	0.02%
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	(*,#)	690 South Creek Rd, West Chester, PA 19382	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/30/2031	179.3	179.3	176.9	0.05%
Cagwin Trucking LLC	(*,#,^)	332 35th Ave, Fairbanks, AK 99701	Truck Transportation	Term Loan	8.25%	9/29/2042	305.0	305.0	224.9	0.07%
Calhoun Satellite Communications Inc and Transmission Solutions Group	(*,#)	1914 Tigertail Blvd, Dania, FL 33004	Broadcasting (except Internet)	Term Loan	6.75%	2/27/2025	724.2	724.2	—	—%
Calhoun Satellite Communications, Inc.	(*,#)	1914 Tigertail Blvd, Dania Beach, FL 33004	Telecommunications	Term Loan	7%	12/2/2026	189.1	189.1	30.9	0.01%
Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	(*,#)	310 25th Ave N. St. Ste 201, Nashville, TN 37203	Ambulatory Health Care Services	Term Loan	7.75%	5/15/2025	556.4	556.4	322.9	0.10%
Cardinal Homes Inc, Alouette Holdings Inc., Bret Berneche & Dorothy	(*,#,^)	525 Barnsville Hwy, Wylliesburg, VA 23976	Wood Product Manufacturing	Term Loan	8%	12/14/2026	868.8	868.8	824.0	0.26%
Cardinal Homes Inc. and Bret A Berneche	(*,#,^)	525 Barnesville Hwy, Wylliesburg, VA 23976	Wood Product Manufacturing	Term Loan	8%	12/14/2041	116.7	116.7	110.7	0.03%
Cardinal Homes, Inc	(*,#,^)	525 Barnsville Hwy, Wylliesburg, VA 23976	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2027	95.7	95.7	90.8	0.03%
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation	(*,#)	320 Fair St., Kutztown, PA 19530	Transit and Ground Passenger Transportation	Term Loan	7.5%	9/30/2027	572.9	572.9	546.8	0.17%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										271346
Central Medical Clinic, PLLC- Clinica Central	(*,#)	393 N Dunlap St. #LL26,LL34,LL38, St Paul, MN 55104	Ambulatory Health Care Services	Term Loan	8.25%	6/7/2029	307.2	307.2	303.2	0.09%
Chickamauga Properties, Inc., MSW Enterprises, LLP	(*,#)	214 Sutherland Way, Rocky Face, GA 30740	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	56.0	0.02%
Chickamauga Properties, Inc. & MSW Enterprises, LLP	(*,#)	214 Sutherland Way, Rocky Face, GA 30740	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	10/19/2022	43.5	43.5	41.2	0.01%
Clark Realty LLC	(*,#,^)	4 Walker Way, Albany, NY 12205	Real Estate	Term Loan	8%	8/29/2041	73.3	73.3	18.9	0.01%
Clark Realty LLC	(*,#,^)	15 Old Loudon Rd, Colonie, NY 12110	Real Estate	Term Loan	8%	9/15/2027	58.6	58.6	—	—%
CNC Precision Machine, Inc.	(*,#,^)	18360 Industrial Circle, Burton, OH 44021	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,226.4	1,226.4	651.8	0.20%
CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	(*,#,^)	717 Titus Ave, Rochester, NY 14617	Food Services and Drinking Places	Term Loan	8.25%	11/20/2040	232.4	232.4	118.9	0.04%
Colts V LLC and Nowatzke Service Center, Inc dba Nowatzke Truck & Trai	(*,#)	6900 Whitmore Lake Rd, Whitmore Lake, MI 48189	Repair and Maintenance	Term Loan	6.75%	9/26/2039	553.3	553.3	484.0	0.15%
Conference Services International ETC LLC	(*,#,^)	4802 West Van Buren St., Phoenix, AZ 85007	Administrative and Support Services	Term Loan	8%	8/14/2028	600.7	600.7	592.9	0.18%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	(*,#)	380 E. Borden Rd, Rose City, MI 48654	Broadcasting (except Internet)	Term Loan	6.25%	4/30/2022	94.3	94.3	—	—%
CZAR Industries, Inc.	(*,#,^)	1424 Heath Ave, Ewing, NJ 08638	Machinery Manufacturing	Term Loan	8.25%	12/19/2027	219.9	219.9	80.6	0.03%
D&G Capital LLC dba Miami Grill 277	(*,#,^)	2521 N Federal Hwy Unit C, Boca Raton, FL 33431	Food Services and Drinking Places	Term Loan	6.5%	12/16/2025	45.4	45.4	23.9	0.01%
Darian L Hampton DDS PA and Darian L. Hampton	(*,#)	3610 N Josey Lane Ste 104, Carrollton, TX 75007	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/20/2028	292.6	292.6	24.0	0.01%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	(*,#,^)	2685 US Hwy 41, Calhoun, GA 30701	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	1,316.8	1,316.8	702.5	0.22%
Douglas Printy Motorsports, Inc. dba Blackburn Trike	(*,#)	1410 Medina Rd, Medina, OH 44256	Motor Vehicle and Parts Dealers	Term Loan	8.25%	3/9/2040	155.9	155.9	95.1	0.03%
Doxa Deo Inc dba Luv 2 Play	(*,#,^)	1600 Village Market Blvd, Leesburg, VA 20175	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	2/28/2026	81.3	81.3	80.2	0.02%
Dr. Richard Rolle JR, PLLC dba Rolle Oral & Facial Surgery PLLC	(*,#,^)	1515 Shopton Rd, Charlotte, NC 28217	Ambulatory Health Care Services	Term Loan	7.5%	9/29/2042	869.9	869.9	596.4	0.19%
Dr. Richard R. Rolle, Jr., PLLC dba Rolle Oral & Facial Surgery	(*,#,^)	9615 Caldwell Commons Cir, Ste B, Cornelius, NC 28031	Ambulatory Health Care Services	Term Loan	7.5%	12/18/2027	122.3	122.3	—	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										271346
Driven Warehouse/Distribution LLC	(*,#)	271 East North Ave, Glendale, IL 60139	Truck Transportation	Term Loan	8%	12/22/2027	726.2	726.2	453.1	0.14%
Driven Warehouse/Distribution LLC	(*,#)	271 East North Ave, Glendale, IL 60139	Truck Transportation	Term Loan	8%	1/18/2028	129.0	129.0	—	—%
DTM Parts Supply Inc.	(*,#)	31 Sageman St, Mount Vernon, NY 10550	Merchant Wholesalers, Durable Goods	Term Loan	7%	6/2/2025	53.4	53.4	38.2	0.01%
DuCharme Realty LLC and DuCharme Enterprises LLC dba Specialty	(*,#)	1717 Hwy 200, Noxon, MT 59853	Wood Product Manufacturing	Term Loan	8%	2/2/2040	210.1	210.1	131.2	0.04%
E & I Holdings, LP & PA Farm Products, LLC	(*,#)	1095 Mt Airy Rd, Stevens, PA 17578	Food Manufacturing	Term Loan	6%	4/30/2030	4,705.2	4,815.4	2,773.9	0.86%
Earth First Recycling LLC	(*,#,^)	400 Island Park Rd, Easton, PA 18040	Merchant Wholesalers, Durable Goods	Term Loan	8%	12/6/2027	72.8	72.8	71.9	0.02%
Earth First Recycling, LLC and 191 Clark Road, LLC	(*,#,^)	400 Island Park Rd, Easton, PA 18040	Merchant Wholesalers, Durable Goods	Term Loan	8%	6/5/2027	338.0	338.0	333.6	0.10%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	(*,#,^)	11949 Borden Ave, San Fernando, CA 91340	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/31/2022	43.9	43.9	42.8	0.01%
Ericon Inc. dba Quik Pik	(*,#,^)	740 Davenport Ave, Freemont, NE 68025	Gasoline Stations	Term Loan	Prime plus 2.75%	3/24/2027	54.2	54.2	—	—%
Ericon, Inc.	(*,#,^)	740 Davenport Ave, Fremont, NE 68025	Gasoline Stations	Term Loan	8.25%	12/1/2041	705.6	705.6	658.6	0.20%
Ericon, Inc. dba Quik Pik	(*,#,^)	740 Davenport Ave, Freemont, NE 68025	Gasoline Stations	Term Loan	8.25%	12/15/2041	322.8	322.8	—	—%
Europlast Ltd	(*,#)	100 Industrial Lane, Endeavor, WI 53930	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	312.9	312.9	55.5	0.02%
Europlast Ltd	(*,#)	100 Industrial Lane, Endeavor, WI 53930	Plastics and Rubber Products Manufacturing	Term Loan	6%	5/31/2023	73.4	73.4	—	—%
Evergreen Pallet LLC and Evergreen Recycle LLC	(*,#,^)	302 W 53rd St N., Wichita, KS 67204	Wood Product Manufacturing	Term Loan	8.25%	3/16/2026	912.8	912.8	514.6	0.16%
Evernook Valley Milk LLC	(*,#,^)	7448 Emmerson Rd, Everson, WA 98247	Animal Production and Aquaculture	Term Loan	7.5%	8/31/2042	637.5	637.5	468.2	0.15%
Excel RP Inc	(*,#,^)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	8/30/2023	66.8	66.8	52.8	0.02%
Excel RP Inc	(*,#,^)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	3/25/2026	95.2	95.2	—	—%
Excel RP, Inc./Kevin and Joann Foley	(*,#)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	7/8/2028	32.4	32.4	31.0	0.01%
Excel, RP Inc.	(*,#,^)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	9/20/2027	88.8	88.8	—	—%
Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	(*,#)	1405 Combermere Dr., Troy, MI 48083	Administrative and Support Services	Term Loan	7.75%	12/20/2027	286.5	286.5	40.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										271346
New Image Building Services, Inc. dba New Image Repair Services	(*,#)	1405 Combermere Dr., Troy, MI 48083	Repair and Maintenance	Term Loan	7.75%	8/23/2037	251.5	251.5	162.3	0.05%
New Image Building Services Inc. dba New Image Repair Services	(*,#)	1405 Combermer Dr., Troy, MI 48083	Repair and Maintenance	Term Loan	7.75%	10/29/2023	197.1	197.1	—	—%
New Image Building Services, Inc. dba The Maids serving Oakland	(*,#,^)	320 Church St., Mount Clemens, MI 48043	Administrative and Support Services	Term Loan	7.75%	1/19/2026	67.8	67.8	—	—%
New Image Building Services, Inc.dba The Maids Servicing Oakland &Maco	(*,#,^)	1405 Combermere Drive, Troy, MI 48083	Administrative and Support Services	Term Loan	7.75%	12/21/2026	39.0	39.0	—	—%
New Image Building Services, Inc.	(*,#,^)	1405 Combermere Drive, Troy, MI 48083	Administrative and Support Services	Term Loan	7.75%	5/18/2027	138.9	138.9	—	—%
Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	(*,#)	267 Saw Mill River Rd, Elmsford, NY 10523	Specialty Trade Contractors	Term Loan	6.75%	6/17/2025	299.5	299.5	194.8	0.06%
Flooring Liquidators Inc & Premier Flooring Yonkers Inc & Flooring	(*,#,^)	267 Saw Mill River Rd, Elmsford, NY 10523	Specialty Trade Contractors	Term Loan	8.25%	3/24/2026	39.1	39.1	—	—%
Florida Apnea Diagnostics LLC	(*,#,^)	2664 Cypress Rdg Blvd Ste 101&102A, Wesley Chapel, FL 33544	Ambulatory Health Care Services	Term Loan	8.25%	10/20/2027	145.7	145.7	73.4	0.02%
Florida Apnea Diagnostics, LLC	(*,#,^)	2664 Cypress Ridge Blvd Ste 101&102, Wesley Chapel, FL 33624	Ambulatory Health Care Services	Term Loan	8.25%	7/24/2028	20.1	20.1	—	—%
Galaforo Construction and Companies LLC	(*,#,^)	1770 Stumpf Boulevard, Terrytown, LA 70056	Construction of Buildings	Term Loan	7.5%	12/15/2042	33.6	33.6	31.9	0.01%
Galaforo Construction LLC and Paul M Galaforo, Jr.	(*,#)	1770 Stumpf Boulevard, Terrytown, LA 70056	Construction of Buildings	Term Loan	7.5%	12/15/2027	329.0	329.0	23.6	0.01%
GEM2K, LLC	(*,#,^)	4150 E Magnolia ST., Phoeniz, AZ 85034	Nonmetallic Mineral Product Manufacturing	Term Loan	8.25%	12/15/2043	381.3	381.3	366.4	0.11%
GEM2K, LLC dba Precision Precast Group	(*,#,^)	4150 E Magnolia St., Phoenix, AZ 85034	Miscellaneous Manufacturing	Term Loan	8.25%	5/19/2027	140.4	140.4	42.6	0.01%
Grand Manor Realty, Inc. & Kevin LaRoe	(*,#)	318 S. Halsted St., Chicago, IL 60661	Real Estate	Term Loan	6%	2/20/2023	19.0	19.0	18.0	0.01%
Green Country Filter Manufacturing LLC	(*,#,^)	1415 S. 70th E Ave, Tulsa, OK 74112	Miscellaneous Manufacturing	Term Loan	8%	4/27/2026	59.4	59.4	13.7	—%
Groundworks Unlimited LLC	(*,#,^)	50 Telfair Place, Garden City, GA 31415	Specialty Trade Contractors	Term Loan	6%	12/17/2023	8.0	8.0	7.8	—%
H.M.C, Incorporated	(*,#,^)	7190 Oakland Mills Rd Ste 10, Columbia, MD 21046	Furniture and Related Product Manufacturing	Term Loan	8.25%	7/3/2028	183.8	183.8	181.4	0.06%
Hagerstown Muffler, Inc. and JMS Muffler, Inc	(*,#)	1390 Dual Hwy, Hagerstown, MD 21740	Repair and Maintenance	Term Loan	8%	9/24/2040	311.5	311.5	270.8	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										271346
Harrelson Materials Management,Inc	(*,#)	1101 Russell Rd, Shreveport, LA 71107	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	465.2	465.2	4.6	—%
Hascher Gabelstapler Inc	(*,#)	80 Cole Ave, Akron, OH 44301	Repair and Maintenance	Term Loan	7%	3/26/2024	49.0	49.0	—	—%
HDD Solutions, LLC	(*,#)	6550 Progress Parkway, Cedar Hill, MO 63016	Heavy and Civil Engineering Construction	Term Loan	8.25%	12/31/2028	552.8	552.8	339.6	0.11%
HG Ventures, Inc.	(*,#,^)	100 Phoenix Drive, Finleyville, PA 15332	Truck Transportation	Term Loan	7.5%	3/9/2028	120.9	120.9	34.5	0.01%
HG Ventures, Inc. dba Diamond Head Trucking	(*,#,^)	100 Phoenix Drive, Finleyville, PA 15332	Truck Transportation	Term Loan	7.5%	6/29/2030	882.7	882.7	312.5	0.10%
Home Again Restaurant LLC	(*,#)	9524 Camp Lake Rd, Salem, WI 53168	Food Services and Drinking Places	Term Loan	6.25%	6/30/2040	0.4	0.4	0.3	—%
Hurshell Leon Dutton dba High Jump Party Rentals	(*,#,^)	157 East Concho Ave, San Angelo, TX 76903	Rental and Leasing Services	Term Loan	8%	11/30/2025	13.6	13.6	13.3	—%
Insight Vision Care, PC, CRMOD Lubbock, P.C.,Vielm Vision Eyecare Inc	(*,#,^)	4899 Griggs Rd, Houston, TX 77021	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2043	1,132.3	1,132.3	643.5	0.20%
J And G Group Services LLC and United Vending of Florida Inc and John	(*,#,^)	14240 Palmetto Frontage Rd, Miami Lakes, FL 33016	Merchant Wholesalers, Nondurable Goods	Term Loan	7.25%	7/28/2026	29.6	29.6	29.2	0.01%
J and K Fitness L.L.C. dba Physiques Womens Fitness Center	(*,#,^)	2505 Verot School RD, Lafayette, LA 70508	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	2/28/2041	90.1	90.1	—	—%
J&K Fitness, LLC dba Physiques Womens Fitness Center	(*,#)	2505 Verot School Rd, Lafayette, LA 70508	Amusement, Gambling, and Recreation Industries	Term Loan	8%	6/8/2036	14.6	14.6	11.0	—%
J Harris Trucking LLC	(*,#)	2040 5 1/2 Mile Rd, Racine, WI 53402	Truck Transportation	Term Loan	7.25%	5/19/2027	18.7	18.7	—	—%
J Harris Trucking, LLC	(*,#,^)	2040 5 1/2 Mile Rd, Racine, WI 53402	Truck Transportation	Term Loan	7.25%	5/13/2026	29.6	29.6	4.5	—%
J Olson Enterprises LLC and Olson Trucking Direct, Inc.	(*,#)	311 Ryan St, Holmen, WI 54636	Truck Transportation	Term Loan	6%	6/28/2025	628.4	628.4	47.1	0.01%
Jenny's Wunderland, Inc.	(*,#)	3666 East 116th, Cleveland, OH 44105	Social Assistance	Term Loan	6%	6/29/2036	98.8	98.8	1.2	—%
Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	(*,#)	200 West Adams St, Cochranton, PA 16314	Motor Vehicle and Parts Dealers	Term Loan	6.25%	10/29/2039	11.1	11.1	5.2	—%
Kidtastic LLC dba The Little Gym of Audubon	(*,#,^)	2850 Audubon Drive, Audubon, PA 19403	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	7/27/2026	44.9	44.9	25.8	0.01%
Kneading Dough LLC dba NY Bagel Cafe & Deli,NY Bagle, New York Bagle	(*,#)	10287 Okeechobee Blvd #13, Royal Palm Beach, FL 33411	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2029	18.1	18.1	11.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										271346
Knowledge First Inc dba Magic Years of Learning and Kimberly Knox	(*,#)	575 North Harris St, Athens, GA 30601	Social Assistance	Term Loan	8%	3/21/2039	11.4	11.4	10.7	—%
Kostekos Inc dba New York Style Pizza	(*,#)	10 South King St., Gloucester, NJ 08030	Food Services and Drinking Places	Term Loan	8%	2/6/2040	61.9	61.9	14.9	—%
Krishna of Orangeburg, Inc.	(*,#)	826 John C. Calhoun Drive, Orangeburg, SC 29115	Accommodation	Term Loan	6%	2/20/2032	10.3	10.3	9.2	—%
Kup's Auto Spa Inc	(*,#)	121 Marktree Rd, Centereach, NY 11720	Repair and Maintenance	Term Loan	6.25%	11/15/2038	70.5	70.5	33.3	0.01%
Kup’s Auto Spa, Inc.	(*,#)	121 Marktree Rd, Centereach, NY 11720	Repair and Maintenance	Term Loan	6.25%	10/23/2025	54.7	54.7	—	—%
LA Diner Inc dba Loukas L A Diner	(*,#)	3205 Route 22 East, Branchburg, NJ 08876	Food Services and Drinking Places	Term Loan	7.25%	9/28/2037	92.8	92.8	90.4	0.03%
LAN Doctors Inc	(*,#)	14 Pierson Court, Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	8.25%	8/28/2025	59.8	59.8	58.3	0.02%
LAN Doctors Inc	(*,#,^)	14 Pierson Court, Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	8.25%	3/16/2026	43.4	43.4	42.3	0.01%
Lan Doctors, Inc.	(*,#,^)	14 Pierson Court, Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	8.25%	12/7/2026	203.3	203.3	197.9	0.06%
Lowgap Grocery & Grill LLC	(*,#,^)	8773 West Pine St., Lowgap, NC 27024	General Merchandise Stores	Term Loan	7.25%	3/24/2041	48.0	48.0	26.7	0.01%
M & H Pine Straw Inc and Harris L. Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	3/21/2023	197.4	197.4	59.9	0.02%
M & H Pine Straw, Inc and Harris L. Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	54.2	54.2	53.5	0.02%
M & H Pine Straw, Inc.and Harris Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Support Activities for Agriculture and Forestry	Term Loan	7.5%	7/10/2020	27.4	27.4	20.3	0.01%
M & H Pinestraw, Inc. and Harris L. Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	12/15/2021	133.8	133.8	49.9	0.02%
M and C Renovations Inc	(*,#)	3951 Lorna Rd, Birmingham, AL 35244	Construction of Buildings	Term Loan	6.25%	10/31/2024	11.5	11.5	9.0	—%
Magill Truck Line LLC and Jeff J. Ralls	(*,#,^)	211 West 53rd St. N., Park City, KS 67204	Truck Transportation	Term Loan	8%	3/11/2029	186.2	186.2	85.9	0.03%
Mariam Diner Inc dba Country Kitchen Restaurant	(*,#,^)	17393 Main St., Hesperia, CA 92345	Food Services and Drinking Places	Term Loan	8%	3/18/2026	42.8	42.8	18.0	0.01%
MB Xpress Inc	(*,#,^)	159 D'Arcy Parkway, Lathrop, CA 95330	Truck Transportation	Term Loan	8.25%	9/19/2028	1,168.6	1,168.6	1,017.8	0.32%
Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	(*,#,^)	780 S Peace Haven Rd, Winston Salem, NC 27103	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	7%	11/25/2025	10.5	10.5	1.8	—%
MIT LLC	(*,#,^)	11 North Peach ST., Medford, OR 97504	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	84.9	84.9	63.2	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										271346
Mojo Brands Media, LLC	(*,#)	3260 University Blvd., Ste 100, Winter Park, FL 32792	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	725.0	725.0	289.7	0.09%
MTV Bowl, Inc. dba Legend Lanes	(*,#)	4190 State Rd, Cuyahoga Falls, OH 44223	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	6/30/2036	197.3	197.3	208.6	0.06%
Mustafa Inc dba Adiba Grocery	(*,#,^)	5712 Wurzbach Rd, San Antonio, TX 78238	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	78.7	78.7	74.6	0.02%
Mustafa Inc and Raouf Properties LLC	(*,#,^)	3538 Pin Oak Dr, San Antonio, TX 78229	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	71.3	71.3	67.7	0.02%
N Transport LLC	(*,#,^)	5348 W Brown Ave, Fresno, CA 93722	Truck Transportation	Term Loan	8%	11/20/2027	385.5	385.5	86.9	0.03%
N Transport LLC	(*,#,^)	294 N. Fruit Ave, Fresno, CA 93706	Truck Transportation	Term Loan	8.25%	11/20/2042	175.3	175.3	147.2	0.05%
Neville Galvanizing, Inc	(*,#)	2983 Grand Ave, Pittsburgh, PA 15225	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	625.0	625.0	444.2	0.14%
Nowatzke Service Center Inc dba Nowatzke Truck & Trailer	(*,#,^)	6900 Whitmore Lake Rd, Whitmore Lake, MI 48189	Repair and Maintenance	Term Loan	7%	1/29/2026	96.9	96.9	—	—%
Olsen Bros. Transportation, Inc. & Golden Spike Leasing, LLC	(*,#,^)	2520 Pennsylvania Ave, Ogden, UT 84401	Truck Transportation	Term Loan	8.25%	6/20/2028	547.8	547.8	71.3	0.02%
Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Global	(*,#)	412 and 500 Main St., La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2026	570.7	570.7	27.3	0.01%
Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field	(*,#,^)	412 and 500 Main St., La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2041	110.1	110.1	77.2	0.02%
Peter K Lee MD, PC dba Atlanta Primary Care	(*,#,^)	211 Roberson Mill Rd, Milledgeville, GA 31061	Ambulatory Health Care Services	Term Loan	8.25%	9/13/2043	859.6	859.6	826.1	0.26%
Peter K Lee MD, PC dba Atlanta Primary Care LLC	(*,#,^)	5 Ashford Way, Hawkinsville, GA 31061	Ambulatory Health Care Services	Term Loan	8.25%	9/13/2028	381.0	381.0	366.2	0.11%
PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc.	(*,#,^)	2040 Dowdy Ferry, Dallas, TX 75218	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2038	499.0	499.0	367.0	0.11%
Top Cat Ready Mix, LLC & Ples Investments LLC, Pappy's Sand & Gravel	(*,#,^)	2040 Dowdy Ferry Rd, Dallas, TX 75217	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/14/2028	147.5	147.5	—	—%
Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand	(*,#,^)	13851 S State HWY 34, Scurry, TX 75158	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/28/2025	499.1	499.1	212.6	0.07%
Pooh's Corner Realty LLC and Pooh's Corner Inc	(*,#)	40 West Avon Rd, Avon, CT 06001	Social Assistance	Term Loan	7%	7/23/2040	11.2	11.2	7.3	—%
PS Camping Inc.	(*,#,^)	43595 US Hwy 50, Canon City, CO 81212	Accommodation	Term Loan	Prime plus 2.75%	12/1/2027	18.5	18.5	17.7	0.01%
PS Camping, Inc. dba Prospectors RV Resort	(*,#,^)	43659&43595 US Hwy 50, Canon City, CO 81212	Accommodation	Term Loan	8.25%	5/19/2042	250.1	250.1	240.4	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										271346
Ramjay Inc.	(*,#,^)	85 S. Bragg St. Ste 303, Alexandria, VA 22312	Transit and Ground Passenger Transportation	Term Loan	8.25%	1/13/2027	381.9	381.9	83.6	0.03%
Randall Miller Company, Inc and Boyz Transportation Services, LLC	(*,#,^)	256 Blackley Rd, Bristole, TN 37620	Truck Transportation	Term Loan	Prime plus 2.75%	7/31/2029	921.9	921.9	611.1	0.19%
RDT Enterprises LLC	(*,#)	2134 Helton Dr, Florence, AL 35630	Specialty Trade Contractors	Term Loan	7%	9/15/2027	136.9	136.9	60.8	0.02%
RDT Enterprises, L.L.C.	(*,#)	2134 Helton Drive, Florence, AL 35630	Specialty Trade Contractors	Term Loan	7%	11/12/2025	19.5	19.5	—	—%
RDT Enterprises, LLC	(*,#)	2134 Helton Drive, Florence, AL 35630	Specialty Trade Contractors	Term Loan	7%	12/31/2028	111.5	111.5	52.7	0.02%
Recovery Boot Camp, LLC, Rule 62, Inc. and Healing Properties, LLC	(*,#,^)	85 SW 5th Ave, Delray Beach, FL 33444	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2028	119.1	119.1	9.4	—%
Return to Excellence Inc	(*,#,^)	176 Country Club Drive, Waynesville, NC 28786	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	1/27/2027	15.6	15.6	14.8	—%
Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	(*,#)	176 Country Club Drive, Waynesville, NC 28786	Amusement, Gambling, and Recreation Industries	Term Loan	8%	10/10/2039	1,154.0	1,154.0	1,094.5	0.34%
Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	(*,#,^)	5245 Bucks Bar Rd, Placerville, CA 95667	Beverage and Tobacco Product Manufacturing	Term Loan	8.25%	1/19/2030	230.9	230.9	219.0	0.07%
Roundhay Partners LLC and Roundhay Farming LLC	(*,#,^)	6160 Granite Spring Rd, Somerset, CA 95684	Crop Production	Term Loan	8.25%	8/8/2042	902.1	902.1	663.8	0.21%
Rich's Food Stores LLC dba Hwy 55 of Wallace	(*,#,^)	611 East Southerland St., Wallace, NC 28466	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/14/2026	121.8	121.8	25.9	0.01%
Rich's Food Stores LLC dba Hwy 55 of Wallace	(*,#,^)	611 E Southerland St, Wallace, NC 28466	Food Services and Drinking Places	Term Loan	8.25%	11/9/2026	37.1	37.1	—	—%
Route 130 SCPI Holdings LLC, Route 130 SCPI Operations LLC	(*,#)	423-429 Route 156, Trenton, NJ 08620	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	279.5	279.5	34.5	0.01%
Sanabi Investment, LLC dba Oscar's Moving and Storage	(*,#,^)	11421 N W 107th St., #13, Miami, FL 33178	Truck Transportation	Term Loan	7.5%	6/20/2027	106.2	106.2	41.3	0.01%
Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	(*,#,^)	2 Sand Hill Cove Rd, Narragansett, RI 02882	Food Services and Drinking Places	Term Loan	8.25%	12/27/2041	413.0	413.0	242.1	0.08%
SDA Holdings LLC and Les Cheveux Salon Inc	(*,#,^)	306 McClanahan St., Roanoke, VA 24014	Personal and Laundry Services	Term Loan	7.5%	12/15/2040	108.5	108.5	67.0	0.02%
Sektor Solutions Inc.	(*,#,^)	9841 Washingtonian Blvd #200, Gaithersberg, MD 20878	Professional, Scientific, and Technical Services	Term Loan	8.25%	11/16/2028	157.8	157.8	153.6	0.05%
Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	(*,#)	3822 State Route 3, Red Bud, IL 62278	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	2/10/2030	524.2	524.2	26.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										271346
Shaffer Automotive Repair, LLC	(*,#)	1485 North McQueen Rd #1, Gilbert, AZ 85233	Repair and Maintenance	Term Loan	7%	5/24/2030	132.8	132.8	45.2	0.01%
Shane M. Howell and Buck Hardware and Garden Center, LLC	(*,#)	1007 Lancaster Pike, Quarryville, PA 17566	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.5%	12/27/2038	113.4	113.4	10.5	—%
Siman Trio Trading	(*,#)	2100 Ponce De Leon Blvd #1290, Coral Gables, FL 33134	Merchant Wholesalers, Durable Goods	Term Loan	8.25%	12/21/2028	146.4	146.4	22.0	0.01%
Simkar LLC, Neo Lights Holding Inc, Kalco Lighting, LLC	(*,#)	700 Ramona Ave, Philadelphia, PA 19120	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	12/26/2043	499.6	499.6	493.0	0.15%
Soregard Inc	(*,#,^)	605 Birch Drive, Maquoketa, IA 52060	Furniture and Related Product Manufacturing	Term Loan	7.5%	6/30/2041	152.8	152.8	41.9	0.01%
Sovereign Communications LLC	(*,#)	26 E 3 Mile Rd, Sault Sainte Marie, MI 49783	Broadcasting (except Internet)	Term Loan	6.75%	2/7/2024	627.4	627.4	132.6	0.04%
STK Ventures Inc dba JP Dock Service & Supply	(*,#)	12548 N State Hwy 7, Climax Springs, MO 65324	Specialty Trade Contractors	Term Loan	6%	5/9/2037	31.6	31.6	7.0	—%
Stormrider Inc dba Shirley's Stormrider Inc	(*,#)	1335 N. Gable Rd, St. Hedwig, TX 78152	Truck Transportation	Term Loan	7.25%	9/23/2025	53.1	53.1	—	—%
Stormrider Inc dba Shirley's Stormrider, Inc	(*,#)	1335 N Gable Rd, St Hedwig, TX 78152	Truck Transportation	Term Loan	7.75%	11/25/2024	102.9	102.9	13.1	—%
Street Magic Enterprise LLC	(*,#,^)	1700 E Bridge St., New Lisbon, WI 93950	Gasoline Stations	Term Loan	7.75%	12/21/2027	86.3	86.3	—	—%
Street Magic Enterprise LLC dba New Lisbon Travel Mart	(*,#,^)	1700 East Bridge St., New Lisbon, WI 53950	Gasoline Stations	Term Loan	7.5%	11/7/2042	419.0	419.0	239.9	0.07%
Suncrest Stone Products LLC	(*,#,^)	341 County Farm Rd, Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	7.25%	8/29/2041	620.8	620.8	564.7	0.18%
Suncrest Stone Products LLC	(*,#,^)	341 County Farm Rd, Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	7.5%	8/29/2026	536.6	536.6	459.9	0.14%
T and B Boots Inc dba Takken's Shoes	(*,#)	670 Marsh St., San Luis Obispo, CA 93401	Clothing and Clothing Accessories Stores	Term Loan	7%	3/31/2025	23.0	23.0	—	—%
T and B Boots Inc dba Takken's Shoes	(*,#,^)	72 South Main St., Templeton, CA 93465	Clothing and Clothing Accessories Stores	Term Loan	7.25%	6/17/2026	204.5	204.5	—	—%
T and B Boots Inc dba Takken's Shoes	(*,#)	72 South Main St., Templeton, CA 93465	Clothing and Clothing Accessories Stores	Term Loan	7.25%	12/7/2026	95.2	95.2	93.9	0.03%
Tarver-Henley Inc. and Tar-Hen LLC	(*,#,^)	2125 College Ave, Jackson, AL 36545	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.75%	6/21/2042	97.8	97.8	82.5	0.03%
The Jig, LLC	(*,#,^)	3115 Camp Phillips Rd, Wausau, WI 54403	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2042	74.8	74.8	71.0	0.02%
The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	(*,#,^)	29291 Amerihost Drive, Dowagiac, MI 49047	Accommodation	Term Loan	8.25%	12/5/2041	335.1	335.1	322.1	0.10%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										271346
The Woods at Bear Creek LLC and Bear Creek Entertainment LLC	(*,#)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	7%	9/29/2039	489.6	489.6	464.4	0.14%
Transmission Solutions Group, Inc. and Calhoun Satellite Communication	(*,#)	1007 &1009 Old Route 119, Hunker, PA 15639	Telecommunications	Term Loan	7%	12/2/2041	64.7	64.7	—	—%
Victorian Restaurant and Tavern, LLC	(*,#,^)	226 Maple Ave, Cheshire, CT 06410	Food Services and Drinking Places	Term Loan	8.25%	2/22/2042	104.4	104.4	88.5	0.03%
Vision Automotive LLC dba Vision Chrysler Jeep Dodge Ram of Defiance	(*,#,^)	20390 County RD 424, Defiance, OH 43512	Motor Vehicle and Parts Dealers	Term Loan	7.5%	9/29/2029	289.3	289.3	125.8	0.04%
Vision Collision Center LLC dba Integrity Auto Body & Vision	(*,#)	20502 County Rd 424, Defiance, OH 43512	Repair and Maintenance	Term Loan	7.5%	11/21/2027	349.2	349.2	—	—%
Warner Family Restaurant LLC dba Burgerim	(*,#)	250 North Nova Rd, Ormond Beach, FL 32174	Food Services and Drinking Places	Term Loan	8%	5/3/2028	20.1	20.1	2.8	—%
Webb Eye Associates, PA	(*,#,^)	1720 S W W White Rd, San Antonio, TX 78220	Ambulatory Health Care Services	Term Loan	7.25%	7/19/2027	71.2	71.2	36.1	0.01%
White Hawk Inc.	(*,#,^)	2101 Dr. Martin Luther King Jr. Blvd, Stockton, CA 95205	Truck Transportation	Term Loan	8.25%	12/15/2026	937.3	937.3	912.8	0.28%
Wilban LLC	(*,#,^)	454 US Hwy 22, Whitehouse Station, NJ 08889	Food Services and Drinking Places	Term Loan	7.5%	3/11/2026	93.2	93.2	90.8	0.03%
Wilban LLC	(*,#)	454 US Hwy 22, Whitehouse Station, NJ 08889	Food Services and Drinking Places	Term Loan	7.25%	3/28/2039	402.7	402.7	265.5	0.08%
Work of Heart Inc dba Little Nest Portraits	(*,#)	1000 Merdian Blvd, Ste 112, Franklin, TN 37067	Professional, Scientific, and Technical Services	Term Loan	7.5%	1/10/2028	5.2	5.2	5.1	—%
Work of Heart Inc dba Little Nest Portraits	(*,#,^)	1000 Merdian Blvd, Ste 112, Franklin, TN 37067	Professional, Scientific, and Technical Services	Term Loan	7.5%	7/28/2027	47.1	47.1	45.9	0.01%
Zeeba Company, Inc dba Zeeba Rent-A-Van & 5 Star Rent- A-Van	(*,#,^)	3200 Wilshire Blvd Ste 1000, Los Angeles, CA 90010	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	677.3	677.3	607.5	0.19%
Zahmel Restaurant Suppliers Corp dba Cash & Carry; Zahners Hardware	(*,#,^)	33-51 11th St., Astoria, NY 11106	Merchant Wholesalers, Nondurable Goods	Term Loan	8.25%	4/28/2027	75.8	75.8	65.9	0.02%
Total Unguaranteed Non-Accrual SBA Investments							$58,912.6	$59,085.0	$34,236.8	10.63%

Total Unguaranteed SBA Investments							$429,524.8	$429,697.2	$417,223.1	129.48%

SBA Guaranteed Accrual Investments (4a)									271,346
Matrix Z LLC	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	12.0	12.0	12.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									271,346
Rello Inc.	8063 Jericho Turnpike, Woodbury, NY 11797	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	5.8	5.8	5.8	—%
2Choice2Friends LLC	901 W Braker Lane, Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	12.1	12.1	12.1	—%
Al Russell Moldof's CPA	15105 John J Delaney Dr. #D 170, Charlotte, NC 28277	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/25/2029	4.8	4.8	4.8	—%
Disability Resolution	1619 Malon Bay Drive, Orlando, FL 32828	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/30/2029	4.3	4.3	4.3	—%
NYM Solutions Inc.	1250 NW 7th St. Ste 201, Miami, FL 33125	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	12.2	12.2	12.2	—%
Crystal Cleaning Service	10862 Nichols Blvd, Olive Branch, MS 38654	Administrative and Support Services	Term Loan	Prime plus 6.5%	5/9/2029	9.9	9.9	9.9	—%
Clowers Trucking by Faith LLC	705 E Brookwood PL, Valdosta, GA 31601	Truck Transportation	Term Loan	Prime plus 6.5%	5/23/2029	12.1	12.1	12.1	—%
MCM Design LLC	5926 Vinings Vintage Way, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	9.8	9.8	9.8	—%
Still Photography	195 Terrace Place, Apt. 2, Brooklyn, NY 11218	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	12.2	12.2	12.2	—%
Archer Cleaners Inc.	1514 W 33rd St., Chicago, IL 60608	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	12.2	12.2	12.2	—%
Law Office of Paula Padilla PLLC	2211 E Highland Ave Ste 130, Phoenix, AZ 85016	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/13/2029	4.9	4.9	4.9	—%
Bonadi Inc.	9858 W Sample Rd, Coral Springs, FL 33065	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/17/2029	12.2	12.2	12.2	—%
AA Horseplay, LLC	34565 Ranch Drive, Brownsville, OR 97327	Animal Production and Aquaculture	Term Loan	Prime plus 6.5%	6/20/2029	12.2	12.2	12.2	—%
Campuscuts LLC	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	7.3	7.3	7.3	—%
Port Diesel LLC	3212 Alex Trask Drive, Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	12.3	12.3	12.3	—%
Menshka Inc.	88 High St., Mountclair, NJ 07042	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	7/10/2029	12.3	12.3	12.3	—%
The Bean Coffee Company, LLC	112 South Main St., Spring Hill, KS 66083	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	7/17/2029	12.3	12.3	12.3	—%
Lawrence Adeyemo & Co LLC	209-34 112 Ave, Queens Village, NY 11429	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	7/19/2029	9.8	9.8	9.8	—%
Gradstreet LLC	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Nonstore Retailers	Term Loan	Prime plus 6.5%	7/30/2029	12.3	12.3	12.3	—%
A&S Services LLC	3888 Lightner Rd, Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	8/7/2029	12.3	12.3	12.3	—%
Crystal Clear Accounting	34099 Tuscan Creek Way, Temecula, CA 92592	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/26/2029	3.2	3.2	3.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									271,346
Doghouse Sport Fishing Charters Inc.	83413 Overseas Hwy, Islamorada, FL 33036	Scenic and Sightseeing Transportation	Term Loan	Prime plus 6.5%	8/30/2029	12.3	12.3	12.3	—%
No Push Back LLC	2223 Dungan Ave, Bensalem, PA 19020	Personal and Laundry Services	Term Loan	Prime plus 6.5%	8/30/2029	12.2	12.2	12.2	—%
Softcare247 LLC	4191 Naco Perrin Blvd, San Antonio, TX 78217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/11/2029	12.4	12.4	12.4	—%
Host Marketing LLC	206 Bell Lane Ste B, West Monroe, LA 71291	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/18/2029	12.4	12.4	12.4	—%
Standard Real Estate Services LLC	500 W Silver Spring Dr. #K 200, Glendale, WI 53217	Real Estate	Term Loan	Prime plus 6.5%	9/19/2029	12.4	12.4	12.4	—%
Chavero's Auto Mart LLC	1364 E Palma Vista Drive, Palmview, TX 78572	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 6.5%	10/11/2029	12.5	12.5	12.5	—%
Bargain Store	107 Tabernacle Church Rd, Candor, NC 27229	General Merchandise Stores	Term Loan	Prime plus 6.5%	10/11/2029	12.4	12.4	12.4	—%
Powerlift Dumbwaiters Inc.	2444 Georgia Slide Rd, Georgetown, CA 95634	Machinery Manufacturing	Term Loan	Prime plus 6.5%	10/16/2029	12.5	12.5	12.5	—%
Pine Mountain Residential LLC	10240 Cosmopolitan Circle, Parker, CO 80134	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	10/16/2029	12.4	12.4	12.4	—%
James Clark and Company Inc.	8885 Haven Ave, Ste 120, Rancho Cucamonga, CA 91730	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	10/22/2029	12.4	12.4	12.4	—%
Deer Valley Sport Shop LLC	507 Bamboo Rd, Boone, NC 28607	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 6.5%	11/7/2029	12.5	12.5	12.5	—%
Sean McNamara	5639 Wood Lane, Allentown, PA 18106	Nonstore Retailers	Term Loan	Prime plus 6.5%	11/14/2029	12.5	12.5	12.5	—%
Bucklin Sumner & Associates	650 NE Holladay St. Ste 1600, Portland, OR 97232	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 6.5%	11/14/2029	12.5	12.5	12.5	—%
The Pinnacle Group	105 Springside Drive, Akron, OH 44333	Social Assistance	Term Loan	Prime plus 6.5%	11/14/2029	12.5	12.5	12.5	—%
Pen’s Electric Company, Inc	504 Fairfax Ave, Nashville, TN 37212	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	11/21/2029	12.5	12.5	12.5	—%
Standard Capital Corp.	2377 Wessington Drive, Virginia Beach, VA 23456	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	12/5/2029	12.5	12.5	12.5	—%
Scott’s Hardware Inc	200 Tuckerton Rd, Medford, NJ 08055	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 6.5%	12/6/2029	12.5	12.5	12.5	—%
HADD Corp	364 Rugby Rd, Cedarhurst, NY 11516	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/17/2029	12.5	12.5	12.5	—%
La Tradicion Cubana Inc.	1336 SW 8th St., Miami, FL 33135	Miscellaneous Store Retailers	Term Loan	Prime plus 6.5%	12/20/2029	12.5	12.5	12.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									271,346
Moon Group, Inc.	145 Moon Rd, Chesapeake City, MD 21915	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	3,660.2	3,660.2	4,057.4	1.26%
Beau & HB Inc. dba Beau’s Billard, Bowling & Arcade	100 Village Rd, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	123.3	123.3	132.7	0.04%
Hackstaff Restaurants	248 W 1st St. Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	442.9	442.9	479.4	0.15%
MVE, Inc.	1117 L St., Modesto, CA 95354	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/30/2029	3,678.2	3,678.2	4,082.8	1.27%
American Landscaping Company	6151 A St., Anchorage, AK 99518	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	978.8	978.8	1,078.7	0.33%
Home Décor Liquidators LLC	4187 Pleasant Hill Rd, Duluth, GA 30096	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2029	2,962.5	2,962.5	3,227.1	1.00%
National Stone Management	804-810 W Shady Grove Rd, Grand Prairie, TX 75050	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/31/2044	810.1	810.1	895.2	0.28%
2820 US Hwy 98N LLC	2820 US Hwy 98 N, Lakeland, FL 33805	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2029	129.1	129.1	141.5	0.04%
LuluBelle's Mountain Banana Bread LLC	1063 Carousel Rd, Lake Arrowhead, CA 92352	Food Manufacturing	Term Loan	Prime plus 2.75%	4/21/2045	230.6	230.6	257.6	0.08%
Shooter's Gun Club LLC	2429 Iowa St. Ste B-D, Lawrence, KS 66046	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/27/2030	394.7	394.7	434.7	0.13%
Love Playing LLC	2200 Eastridge Loop, San Jose, CA 95122	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2030	298.8	298.8	329.2	0.10%
AJN Innocations LLC	6704 Main St., Miami Lakes, FL 33014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/15/2030	73.9	73.9	81.4	0.03%
Oak Park Social	14691 W 11 Mile Rd, Oak Park, MI 48237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2045	290.6	290.6	325.7	0.10%
Natalie Hart LLC	1702 Fawn Gate St, San Antonio, TX 78248	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/18/2029	100.1	100.1	110.4	0.03%
The Cow Harbor Beer Company	19 Scudder Ave, Northport, NY 11768	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	7/11/2030	272.9	272.9	300.7	0.09%
IV Purpose Inc.	1489 Fulton St., Brooklyn, NY 11216	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/25/2029	78.2	78.2	86.2	0.03%
Jbang LLC	125 Westchester Ave, White Plains, NY 10601	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2029	60.0	60.0	66.1	0.02%
NJ Floats	327 Rte 202/206, Bedminster Township, NJ 07921	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	5/12/2045	78.8	78.8	88.4	0.03%
Coral Springs Family Wellness LLC	2902 North University Drive, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2030	177.4	177.4	195.5	0.06%
Ohanyan LLC	14006 Riverside Dr. #9270, Sherman Oaks, CA 91423	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/6/2029	99.8	99.8	109.9	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)										271,346
Kuros LLC dba Alexander Lake Lodge		21221 Baron Lake Drive, Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus 2.75%	3/19/2045	27.9	27.9	31.4	0.01%
Richwood Enterprises LLC		2564 Branch St., Middleton, WI 53562	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/24/2029	402.5	402.5	443.4	0.14%
Icebox Café		219 NE 3rd St., Hallendale Beach, FL 33009	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/26/2030	728.8	728.8	802.8	0.25%
Total SBA Guaranteed Accrual Investments							$16,555.0	$16,555.0	$18,213.1	5.65%

SBA Guaranteed Non-Accrual Investments (4b)
American Pharmaceutical Innovation Company, LLC	(*)	1425 Centre Circle, Downers Grove, IL 60515	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	62.1	62.1	62.1	0.02%
MIT LLC	(*)	11 North Peach ST., Medford, OR 97504	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	254.7	254.7	254.7	0.08%
Neville Galvanizing, Inc	(*)	2983 Grand Ave, Pittsburgh, PA 15225	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	1,875.0	1,875.0	1,875.0	0.58%
Kneading Dough LLC dba NY Bagel Cafe & Deli,NY Bagle	(*)	10287 Okeechobee Blvd #13, Royal Palm Beach, FL 33411	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2029	102.5	102.5	102.5	0.03%
Simkar LLC, Neo Lights Holding Inc, Kalco Lighting, LLC	(*)	700 Ramona Ave, Philadelphia, PA 19120	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	12/26/2043	4,496.2	4,496.2	4,496.2	1.40%
Total SBA Guaranteed Non-Accrual Investments							$6,790.5	$6,790.5	$6,790.5	2.11%

Total SBA Guaranteed Investments							$23,345.5	$23,345.5	$25,003.6	7.76%

Total SBA Unguaranteed and Guaranteed Investments							$452,870.3	$453,042.7	$442,226.7	137.24%

Controlled Investments (5) (22)										271346
Advanced Cyber Security Systems, LLC	(*,#) (6) (21)	3880 Veterans Memorial Hwy. Suite 201, Bohemia, NY 11716	Data processing, Hosting, and Related Services	50% Membership Interest	—%	—	—	—	—	—%
				Term Loan	3%	Dec 2014	381.0	381.0	—	—%
Automated Merchant Services, Inc.	(*,#) (7) (21)	12230 Forest Hill Blvd., Wellington, FL 33414	Data processing, Hosting, and Related Services	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc.	(*,#) (8)	1985 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	3,000.0	0.93%
				Line of Credit	10%	Dec 2020	5,000.0	5,000.0	5,000.0	1.55%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Controlled Investments (5) (22)										271346
				Term Loan	10%	April 2020	—	—	—	—%
Newtek Technology Solutions, Inc.	(*,#) (11)	1904 W. Parkside Lane Phoenix, AZ 85027	Data processing, Hosting, and Related Services	100% Common Stock	—%	—	—	8,384.0	9,000.0	2.79%
				Line of Credit	10%	Nov 2028	10,361.0	10,361.0	10,361.0	3.22%
Newtek Insurance Agency, LLC	(*,#) (13)	1981 Marcus Ave., Lake Success, NY 11042	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	135.0	2,215.0	0.69%
PMTWorks Payroll, LLC	(*,#) (9)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	1,728.1	—	—%
				Term Loan	10%	Oct 2021	435.0	435.0	—	—%
				Term Loan	10%	May 2020	750.0	750.0	—	—%
				Term Loan	12%	May 2020	500.0	500.0	—	—%
				Term Loan	10%	July 2020	1,000.0	1,000.0	—	—%
Small Business Lending, LLC	(*,#) (12) (21)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	598.0	9,650.4	2.99%
				Term Loan	10%	June 2021	400.0	400.0	400.0	0.12%
ADR Partners, LLC dba banc-serv Partners, LLC	(*,#) (12)	8777 Purdue Rd, Indianapolis, IN 46268	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	7,085.2	—	—%
International Professional Marketing, Inc.	(#) (16)	151 W. 30th St., New York, NY 10001	Professional, Scientific, and Technical Services	100% Common Stock	—%	—	—	4,000.0	4,150.0	1.29%
				Line of Credit	Prime plus 0.5%	April 2021	—	—	—	—%
SIDCO, LLC	(#) (16)	151 W. 30th St., New York, NY 10001	Professional, Scientific, and Technical Services	100% Membership Interest	—%	—	—	7,119.7	6,649.7	2.06%
				Line of Credit	Prime plus 0.5%	July 2020	100.0	850.0	850.0	0.26%
Newtek Merchant Solutions, LLC	(#) (11)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	16,438.0	121,250.0	37.63%
Mobil Money, LLC	(#) (17)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	2,980.0	3,750.0	1.16%
Newtek Business Lending, LLC	(*,#) (10)	14 East Washington St., Orlando, FL 32801	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	18,623.0	22,252.7	6.91%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Controlled Investments (5) (22)										271346
Newtek Conventional Lending, LLC	(#) (18) (25) (26)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	50% Membership Interest	—%	—	—	14,270.0	16,122.8	5.00%
Titanium Asset Management, LLC	(*,#) (14)	1981 Marcus Ave., Lake Success, NY 11042	Administrative and Support Services	Term Loan	10%	March 2021	900.0	900.0	390.4	0.12%
				100% Membership Interest	—%	—	—	—	—	—%
Excel WebSolutions, LLC	(*,#) (15)	888 East Brighton Ave. Syracuse, NY 13205	Data processing, Hosting, and Related Services	Term Loan	10%	Sept 2020	159.2	159.2	—	—%
				50% Membership Interest	—	—	—	—	—	—%
POS on Cloud, LLC	(#) (20)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	Term Loan	10%	Sept 2023	775.0	775.0	775.0	0.24%
				50.14% Membership Interest	—	—	—	—	—	—%
Total Controlled Investments							$20,761.2	$107,300.2	$215,817.0	66.98%

Non-Control/Affiliate Investments (22)
EMCAP Loan Holdings, LLC	(+,#) (19) (25)	1140 Reservoir Ave., Cranston, RI 02920	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	6.04% Membership Interest	—%	—	$—	$1,000.0	$1,000.0	0.31%

Total Investments							$473,631.5	$561,342.9	$659,043.7	204.53%

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

See accompanying notes to consolidated financial statements.

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
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. or its subsidiaries owns more than 25% of the voting securities of such company. See NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS in the accompanying notes to the consolidated financial statements of our annual report on Form 10-K filed with the SEC on March 16, 2020 for transactions during the year ended December 31, 2019 with affiliates the Company is deemed to control.
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

See accompanying notes to consolidated financial statements.

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

The accompanying notes to the unaudited condensed consolidated financial statements should be read in conjunction with Newtek’s Annual Report for the year ended December 31, 2019 on Form 10-K. The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. The results of operations for an interim period may not give a true indication of the results for the entire year. The December 31, 2019 consolidated statement of assets and liabilities has been derived from the audited financial statements as of that date. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of March 31, 2020, cash deposits in excess of insured amounts totaled $50,159,000. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of March 31, 2020.
Restricted Cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties, cash reserves established as part of a voluntary agreement with the SBA, and cash reserves associated with securitization transactions. As of March 31, 2020, total restricted cash was $33,452,000.

The following table provides a reconciliation of cash and restricted cash as of March 31, 2020 and 2019 and December 31, 2019 and 2018:

	March 31, 2020	March 31, 2019	December 31, 2019	December 31, 2018
Cash	$37,073	3,083	1,762	$2,316
Restricted cash	33,452	26,654	31,445	29,034
Cash and restricted cash	$70,525	$29,737	$33,207	$31,350

Broker Receivable

Broker receivable represents amounts due from third parties for loans which have been traded at period end but have not yet settled.
Income Taxes

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 and made significant prospective and retroactive changes to the U.S. federal income tax laws (and certain corresponding state and local conformity measures) including: 1) 5-year net operating loss (“NOL”) carrybacks with no taxable income limitation, 2) relaxation of the limitations on interest expense deductions, 3) qualified improvement property eligible for bonus depreciation, 4) acceleration of alternative minimum tax credits and related quick tax refunds, and 5) indirect tax measures, including workplace tax credits and deferral of social security payroll tax. Management has considered the impact of the CARES Act on the Company, its Taxable Subsidiaries, and the underlying portfolio companies, and the Company has reflected these potential impacts in the financial statements, related tax disclosures, and the value of the investments.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2020 and 2019, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $9,494,000 and $12,405,000 at March 31, 2020 and December 31, 2019, respectively, and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

New Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,(“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts and transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective upon issuance of ASU 2020-04 for contract modifications on a prospective basis. While the Company is currently assessing the impact of ASU 2020-04, the Company does not expect the adoption to have a material impact on its consolidated financial statements.

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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3—INVESTMENTS:

Investments, all of which are in portfolio companies in the United States, consisted of the following at:

	March 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Non-affiliate debt investments	460,150	444,638	453,043	442,227
Non-control/affiliate equity investments	1,000	1,000	1,000	1,000
Controlled investments:
Equity	80,444	180,241	71,519	181,917
Equity interest in NCL (Joint Venture)	15,770	17,511	14,270	16,123
Debt	22,781	18,971	21,511	17,777
Total investments	$580,145	$662,361	$561,343	$659,044

SBA unguaranteed investments, consisted of the following breakdown of accrual and non-accrual loans at:

	March 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Accrual	$372,068	$383,149	$370,612	$382,986
Non-Accrual	64,405	36,337	59,085	34,237
Total SBA unguaranteed investments	$436,474	$419,486	$429,697	$417,223

SBA guaranteed investments, consisted of the following breakdown of accrual and non-accrual loans at:

	March 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Accrual	$18,065	$19,541	$16,555	$18,213
Non-Accrual	5,611	5,611	6,790	6,791
Total SBA guaranteed investments	$23,676	$25,152	$23,345	$25,004

The following table shows the Company’s portfolio investments by industry at:

	March 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Data Processing, Hosting, and Related Services	$45,717	$139,797	$45,154	$146,320
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	47,941	48,527	37,930	42,079
Food Services and Drinking Places	41,843	42,037	40,331	40,516
Professional, Scientific, and Technical Services	37,550	36,447	41,514	41,330
Truck Transportation	33,235	27,916	30,172	25,920
Amusement, Gambling, and Recreation Industries	26,561	27,656	25,343	26,787
Repair and Maintenance	20,848	21,328	20,308	20,451
Ambulatory Health Care Services	21,762	19,197	22,146	20,409
Fabricated Metal Product Manufacturing	16,517	16,168	18,230	17,845
Specialty Trade Contractors	16,003	15,618	16,460	15,650
Personal and Laundry Services	12,835	13,546	11,856	12,446
Administrative and Support Services	14,211	12,922	13,733	12,696
Merchant Wholesalers, Durable Goods	12,995	12,562	10,524	10,713
Accommodation	11,791	11,934	11,508	11,506
Merchant Wholesalers, Nondurable Goods	12,045	11,525	12,230	11,900
Social Assistance	10,258	11,241	9,849	10,683
Food Manufacturing	12,258	9,932	11,063	9,161
Rental and Leasing Services	9,263	8,770	9,223	8,780
Building Material and Garden Equipment and Supplies Dealers	8,366	8,697	8,352	8,605
Gasoline Stations	8,672	7,951	9,387	8,756
Motor Vehicle and Parts Dealers	7,892	7,808	7,655	7,783
Nonstore Retailers	7,347	7,074	6,942	6,725
Support Activities for Mining	6,115	6,404	4,658	4,837
Nursing and Residential Care Facilities	5,580	6,147	3,484	3,886
NCL (Joint Venture)	15,770	17,511	14,270	16,123
Other	116,770	113,646	119,021	117,137
Total	$580,145	$662,361	$561,343	$659,044

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

The following table shows NCL’s individual investments as of March 31, 2020:

Portfolio Company	Tickmark	Industry	Type of Investment	Interest Rate	Maturity	Principal	Cost	Fair Value
10 28th Ave SW Associates LLC	(#)	Fitness and Recreational Sport Centers	Term Loan	Prime plus 3.00%	4/1/2045	$2,295	$2,249	$2,192
10 28th Ave SW Associates LLC	(#)	Fitness and Recreational Sport Centers	Term Loan	Prime plus 3.00%	4/1/2045	1,292	1,263	1,234
Cocoa Beach Office LLC	(#)	Other Activities Related to Credit Intermediation	Term Loan	2 Yr Libor plus 5.70%	8/1/2044	433	418	437
XL Sports World NJ LLC and XL Soccer World Orlando LLC	(#)	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	6,225	6,070	6,607
XL Sports World NJ LLC and XL Soccer World Orlando LLC	(#)	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	4,787	4,667	5,020
The Emerald Green Group, LLC	(#)	Full-Service Restaurant	Term Loan	2 Yr Libor plus 5.65%	8/1/2029	6,391	6,200	6,321
The Camera Division, LLC	(#)	Commecial & Industrial Machinery & Equipment	Term Loan	2 Yr Libor plus 7.25%	9/1/2029	11,144	10,783	11,270
XL Soccer World Orlando II LLC	(#)	Fitness and Recreational Sport Centers	Term Loan	Prime plus 3.25%	11/1/2045	1,399	1,245	1,352
Foxhall Hospitality, LLC	(#)	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	10,551	10,341	10,960
Foxhall Hospitality, LLC	(#)	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	6,171	6,048	6,411
JW Aviation LLC and 21 Air LLC and AMN Doral LLC	(#)	Other Nonscheduled Air Transportation	Term Loan	2 Yr Libor plus 8.25%	12/1/2044	2,510	2,423	2,988
Tricare Unlimited LLC and Geron Enterprises LLC	(#)	Nursing Care Facillities(Skilled Nursing Facilities)	Term Loan	2 Yr Treasury plus 6.51%	1/1/2045	5,747	5,589	6,230
E Entities LLC	(#)	Exterminating & Pest Control Services	Term Loan	5 Yr Treasury plus 7.71%	1/1/2030	5,938	5,791	6,383
Trinity MCC Realty, LLC	(#)	Motor Vehicle and Parts Dealers	Term Loan	5 Yr Treasury plus 6.58%	2/1/2045	5,289	5,144	5,765
Jaffe Real Estate LLC	(#)	Full-Service Restaurant	Term Loan	5 Yr Treasury plus 7.93%	4/1/2025	2,270	2,208	2,699
Berry Ventures Inc	(#)	Painting & Wall Covering Contractors	Term Loan	5 Yr Treasury plus 7.25%	4/1/2045	475	462	531
Total						$72,917	$70,901	$76,400
# Denotes fair value determined using significant unobservable inputs.

The following table shows NCL’s individual investments as of December 31, 2019:

Portfolio Company	Tickmark	Industry	Type of Investment	Interest Rate	Maturity	Principal	Cost	Fair Value
10 28th Ave SW Associates LLC	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 3.0%	4/1/2045	$2,295	$2,249	$2,488
10 28th Ave SW Associates LLC	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 3.0%	4/1/2045	1,292	1,263	1,401
Cocoa Beach Office LLC	(#)	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	2 Yr Libor plus 5.70%	8/1/2044	435	420	443
XL Sports World NJ LLC and XL Soccer World Orlando LLC	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	6,246	6,090	6,703
XL Sports World NJ LLC and XL Soccer World Orlando LLC	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	4,803	4,683	5,093
The Emerald Green Group, LLC	(#)	Food Services and Drinking Places	Term Loan	2 Yr Libor plus 5.65%	8/1/2029	6,503	6,309	6,462
The Camera Division, LLC	(#)	Electronics and Appliance Stores	Term Loan	2 Yr Libor plus 7.25%	9/1/2029	11,318	10,952	11,514
XL Soccer World Orlando II LLC and XL Soccer World Orlando LLC	(#)	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 3.25%	11/1/2045	770	616	845
Foxhall Hospitality, LLC	(#)	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.0%	11/1/2044	10,586	10,374	11,121
Foxhall Hospitality, LLC	(#)	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.0%	11/1/2044	6,192	6,068	6,505
JW Aviation LLC and 21 Air LLC and AMN Doral LLC	(#)	Other Nonscheduled Air Transportation	Term Loan	2 Yr Libor plus 8.25%	12/1/2044	2,520	2,432	3,036
Tricare Unlimited LLC and Geron Enterprises LLC	(#)	Nursing Care Facillities (Skilled Nursing Facilities)	Term Loan	2 Yr Libor plus 6.51%	1/1/2045	5,760	5,602	6,316
E Entities LLC	(#)	Exterminating & Pest Control Services	Term Loan	2 Yr Libor plus 7.71%	1/1/2030	6,000	5,850	6,499
Total						$64,720	$62,908	$68,426
# Denotes fair value determined using significant unobservable inputs.

The following tables show certain summarized financial information for NCL:

Selected Statement of Assets and Liabilities Information	March 31, 2020	December 31, 2019
	(Unaudited)
Cash	1,789	1,299
Investments in loans, at fair value (amortized cost of $70,901,100 and $62,908,301, respectively)	76,400	68,426
Other assets	1,233	1,094
Total assets	$79,422	$70,819

Bank notes payable	$42,960	$36,938
Other liabilities	1,440	1,635
Total liabilities	44,400	38,573

Net assets	35,022	32,246
Total liabilities and net assets	$79,422	$70,819

	Three Months Ended March 31,
	2020	2019
Selected Statements of Operations Information
Interest and other income	$1,498	$—
Total expenses	884	—
Net investment income	614	—
Net unrealized depreciation on investments	(18)	—
Net increase in net assets resulting from operations	596	—

NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled and non-controlled affiliated companies for the three months ended March 31, 2020 were as follows:

Portfolio Company	Fair Value at December 31, 2019	Purchases (Cost)	Principal Received	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Fair Value at March 31, 2020	Interest and Other Income	Dividend Income
Controlled Investments
Newtek Merchant Solutions, LLC (NMS)	$121,250	$—	$—	$—	$(6,250)	$115,000	$—	$3,750
Mobil Money, LLC	3,750	—	—	—	(750)	3,000	—	—
Newtek Technology Solutions, Inc. (NTS)	19,361	460	—	—	—	19,821	267	—
International Professional Marketing, Inc.	4,150	—	—	—	—	4,150	—	75
SIDCO, LLC	7,500	—	(425)	—	—	7,075	7	250
CDS Business Services, Inc.	8,000	1,160	—	—	(750)	8,410	152	—
Small Business Lending, LLC	10,050	—	—	—	(2,802)	7,248	10	—
Newtek Insurance Agency, LLC	2,215	—	—	—	—	2,215	—	—
PMTWorks Payroll, LLC	—	50	—	—	(50)	—	—	—
Titanium Asset Management LLC	390	—	—	—	(75)	315	—	—
POS on Cloud, LLC	775	75	—	—	—	850	21	—
Excel WebSolutions, LLC	—	—	—	—	—	—	—	—
Newtek Conventional Lending, LLC	16,123	1,500	—	—	(112)	17,511	—	307
Newtek Business Lending, LLC	22,253	9,575	(700)	—	—	31,128	—	—
Total Controlled Investments	$215,817	$12,820	$(1,125)	$—	$(10,789)	$216,723	$457	$4,382
Non-Control/Affiliate Investments
EMCAP Loan Holdings, LLC	$1,000	$—	$—	$—	$—	$1,000	$—	$20
Total Affiliate Investments	$216,817	$12,820	$(1,125)	$—	$(10,789)	$217,723	$457	$4,402

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

At March 31, 2020, the Related Party RLOC interest rate was 4.08%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings from NMS at March 31, 2020 under the Related Party RLOC were $24,213,000.

For the three months ended March 31, 2020 and 2019, interest expense was $108,000 and $204,000 respectively.

Expenses Incurred from Controlled Portfolio Companies

The Company incurs expenses from certain controlled portfolio companies including managed technology services from NTS, origination and loan processing fees from various related parties and payroll processing fees from PMT.

	Three Months Ended
	March 31, 2020	March 31, 2019
Managed technology services	$377	$179
Origination and loan processing	2,649	2,188
Payroll processing fees	9	10
Total	$3,035	$2,377

The Company also sub-leases portions of its office space in Lake Success, New York to certain portfolio companies. Amounts charged were as follows:

	Three Months Ended
Portfolio Company	March 31, 2020	March 31, 2019
Newtek Merchant Solutions, LLC (NMS)	$59	$65
Newtek Technology Solutions, Inc.	3	3
Small Business Lending, LLC	73	19
Newtek Insurance Agency, LLC	14	19
CDS Business Services, Inc.	17	13
PMTWorks Payroll, LLC	9	11
Newtek Business Lending, LLC	1	2
Total	$176	$132

Amounts due from related parties were $3,853,000 and $2,972,000 at March 31, 2020 and December 31, 2019, respectively. Amounts due to related parties were $338,000 and $131,000 at March 31, 2020 and December 31, 2019, respectively.

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

	Three Months Ended
Portfolio Company	March 31, 2020	March 31, 2019
Newtek Merchant Solutions, LLC (NMS)	$94	$105
Newtek Technology Solutions, Inc.	128	113
PMTWorks Payroll, LLC	33	42
Newtek Insurance Agency, LLC	32	51
banc-serv Partners, LLC	—	41
CDS Business Services, Inc.	29	17
International Professional Marketing, Inc.	20	22
SIDCO, LLC	26	33
Mobil Money, LLC	38	27
Newtek Business Lending, LLC	33	17
Small Business Lending, LLC	128	109
Total	$561	$577

NOTE 5—SERVICING ASSETS:
Servicing assets are measured at fair value. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells.
The following table summarizes the fair value and valuation assumptions related to servicing assets at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Fair Value	$26,309	$24,411
Discount factor[1]	13.38%	13.38%
Cumulative prepayment rate	8.00%	26.00%
Average cumulative default rate	30.00%	22.00%
(1) Determined based on risk spreads and observable secondary market transactions.
Servicing fee income earned for the three months ended March 31, 2020 and 2019 was $2,715,000 and $2,428,000, respectively.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date. There were no transfers to or from Level 3 of the fair value hierarchy for assets and liabilities during the three months ended March 31, 2020 or 2019.
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

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded. In addition, the COVID-19 pandemic is an unprecedented circumstance that could further negatively impact the fair value of the Company’s investments after March 31, 2020 by circumstances and events that are not yet known.

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of March 31, 2020 and December 31, 2019:

	Fair Value Measurements at March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
SBA unguaranteed non-affiliate investments	419,486	—	—	419,486
SBA guaranteed non-affiliate investments	25,152	—	25,152	—
Controlled investments	199,212	—	—	199,212
Other real estate owned[1]	2,215	—	2,215	—
Non-control/affiliate investments	1,000	—	—	1,000
Servicing assets	26,309	—	—	26,309
Controlled investments measured at NAV[2]	17,511	—	—	—
Total assets	$690,885	$—	$27,367	$646,007
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

The change in unrealized appreciation (depreciation) included in the condensed consolidated statements of operations attributable to Level 3 investments held at March 31, 2020 includes $4,511,000 in unrealized depreciation on SBA unguaranteed non-affiliate investments, $10,677,000 in unrealized appreciation on controlled investments and $1,088,000 in unrealized appreciation on servicing assets.

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
SBA unguaranteed non-affiliate investments	417,223	—	—	417,223
SBA guaranteed non-affiliate investments	25,004	—	25,004	—
Controlled investments	199,694	—	—	199,694
Other real estate owned[1]	2,539	—	2,539	—
Non-control/Non-affiliate investments	1,000	—	—	1,000
Servicing assets	24,411	—	—	24,411
Controlled investments measured at NAV[2]	$16,123	$—	$—	$—
Total assets	$685,993	$—	$27,543	$642,328
Liabilities:
Contingent consideration liabilities[3]	$621	$—	$—	$621
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
(3) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities

The following tables represents the changes in investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control/Affiliate Investments	Contingent Consideration Liabilities[1]
Fair value, December 31, 2019	$417,223	$199,694	$24,411	$1,000	$621
Net change in unrealized appreciation (depreciation)	(4,511)	(10,677)	1,088	—	—
Realized loss	(447)	—	—	—	—
SBA unguaranteed non-affiliate investments, funded	13,042	—	—	—	—
Foreclosed real estate acquired	(196)	—	—	—	—
Purchase of investments	—	11,320	—	—	—
Purchase of loans from SBA	5,522	—	—	—	—
Change in fair value of contingent consideration liabilities	—	—	—	—	54
Payment of contingent consideration	—	—	—	—	(675)
Purchase of loan portfolio	—	—	—	—	—
Net accretion of premium/discount	(2)	—	—	—	—
Return of investment	—	(700)	—	—	—
Principal payments received on debt investments	(11,144)	(425)	—	—	—
Additions to servicing assets	—	—	810	—	—
Fair value, March 31, 2020	$419,486	$199,212	$26,309	$1,000	$—
(1) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities

	Three Months Ended March 31, 2019
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control/Non-Affiliate Investments	Contingent Consideration Liabilities[1]
Fair value, December 31, 2018	$349,402	$171,585	$21,360	$1,000	$1,733
Net change in unrealized appreciation (depreciation)	2,629	(1,947)	(556)	—	—
Realized gain (loss)	(402)	—	—	—	—
SBA unguaranteed non-affiliate investments, funded	24,241	—	—	—	—
Foreclosed real estate acquired	(514)	—	—	—	—
Purchase of investments	—	3,206	—	—	—
Return of investment	—	(500)	—	—	—
Net accretion of premium/discount	(2)	—	—	—	—
Change in fair value of contingent consideration liabilities	—	—	—	—	46
Principal payments received on debt investments	(8,585)	(1,050)	—	—	—
Additions to servicing assets	—	—	1,535	—	—
Fair value, March 31, 2019	$366,769	$171,294	$22,339	$1,000	$1,779
(1) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2020 and December 31, 2019. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at March 31, 2020 and December 31, 2019.

				Range
	Fair Value as of March 31, 2020	Unobservable Input	Weighted Average (A)	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - accrual loans	$383,149	Market yields	4.75%	4.75%	4.75%
SBA unguaranteed non-affiliate investments - non-accrual loans	$36,337	Market yields	7.30%	7.30%	7.30%
Controlled equity investments[1]	$180,241	EBITDA multiples[2]	7.7x	4.25x	8.50x
		Revenue multiples[2]	1.0x	0.13x	2.20x
		Weighted average cost of capital[2]	13.08%	11.50%	20.00%
Controlled debt investments	$18,971	Market yields	9.90%	5.25%	10.00%
Non-control/affiliate investments	$1,000	Asset value	N/A	N/A	N/A
Servicing assets	$26,309	Market yields	13.38%	13.38%	13.38%
(1) Weighted by relative fair value.
(2) The Company valued $137,015,000 of investments using generally, an equal weighting of EBITDA and revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $43,226,000 of investments using only discounted cash flows.

				Range
	Fair Value as of December 31, 2019	Unobservable Input	Weighted Average (A)	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - accrual loans	$382,986	Market yields	5.20%	5.20%	5.20%
SBA unguaranteed non-affiliate investments - non-accrual loans	$34,237	Market yields	5.33%	5.33%	5.33%
Controlled equity investments[1]	$181,917	EBITDA multiples[2]	8.20x	4.50x	9.00x
		Revenue multiples[2]	1.07x	0.15x	2.30x
		Weighted average cost of capital[2]	11.92%	10.70%	18.50%
Controlled debt investments	$17,777	Market yields	9.03%	5.25%	10.00%
Non-control/affiliate investments	$1,000	Asset value	N/A	N/A	N/A
Servicing assets	$24,411	Market yields	13.38%	13.38%	13.38%
Liabilities:
Contingent consideration liabilities	$621	Projected EBITDA and probability of achievement	N/A	N/A	N/A
(1) Weighted by relative fair value.
(2) The Company valued $143,265,000 of investments using an equal weighting of EBITDA and revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $38,653,000 of investments using only discounted cash flows.

NOTE 7—BORROWINGS:

At March 31, 2020 and December 31, 2019, the Company had borrowings comprised of the following:

	March 31, 2020			December 31, 2019
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed[1]	$150,000	$21,600	2.50%	$150,000	$30,000	4.00%
Capital One line of credit - unguaranteed[1]	—	22,469	3.50%	—	—	5.00%
Notes due 2023	57,500	56,152	6.25%	57,500	56,035	6.25%
Notes due 2024	63,250	61,460	5.75%	63,250	61,354	5.75%
Notes payable - related parties	50,000	24,213	4.08%	50,000	12,163	4.71%
Notes payable - Securitization Trusts	261,082	257,056	3.89%	276,637	272,376	3.97%
Total	$581,832	$442,950	4.37%	$597,387	$431,928	4.61%
(1) Total combined commitments of the guaranteed and unguaranteed lines of credit were $150,000,000 at March 31, 2020 and $150,000,000 at December 31, 2019.

As of March 31, 2020, our asset coverage was 169%.

Outstanding borrowings under the 2023 Notes, 2024 Notes and Notes payable - Securitization Trusts consisted of the following:

	March 31, 2020			December 31, 2019
	Notes Due 2023	Notes Due 2024	Notes Payable- Securitization Trusts	Notes Due 2023	Notes Due 2024	Notes Payable- Securitization Trusts
Principal balance	$57,500	$63,250	$261,082	$57,500	$63,250	$276,637
Unamortized deferred financing costs	(1,348)	(1,790)	(4,026)	(1,465)	(1,896)	(4,261)
Net carrying amount	$56,152	$61,460	$257,056	$56,035	$61,354	$272,376

At March 31, 2020 and December 31, 2019, the carrying amount of the Company’s borrowings under the Capital One lines of credit, Notes payable - related parties and Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

The fair values of the fixed rate 2023 Notes and 2024 Notes are based on the closing public share price on the date of measurement. On March 31, 2020, the closing price of the 2023 Notes was $20.98 per note, or $48,254,000. On December 31, 2019, the closing price of the 2023 Notes was $25.68 per note, or $59,064,000. On March 31, 2020, the closing price of the 2024 Notes was $21.51 per note, or $54,415,000. On December 31, 2019, the closing price of the 2024 Notes was $25.94 per note, or $65,628,000. These borrowings are not recorded at fair value on a recurring basis.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three months ended March 31, 2020 and 2019 was $5,184,000 and $4,730,000, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES:
Operating and Employment Commitments
The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2027. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses.
The following summarizes the Company’s obligations and commitments, as of March 31, 2020 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements[1]	Total
2020	$1,240	$1,208	$2,448
2021	1,563	335	1,898
2022	1,576	—	1,576
2023	1,619	—	1,619
2024	3,281	—	3,281
Thereafter	3,670	—	3,670
Total	$12,949	$1,543	$14,492
(1) Employment agreements with certain of the Company’s named executive officers
Legal Matters

In the ordinary course of business, the Company and its wholly owned portfolio companies may from time to time be party to lawsuits and claims. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit.

In May 2020, the Company became aware of the putative class action styled American Video Duplicating, Inc. et al v. Citigroup Inc. et al. (C.D. Cal. 20-cv-03815) (the “Action”), which asserts claims under the California Unfair Business Practices Law in connection with the alleged failure of lenders to pay agent fees under the Paycheck Protection Program (“PPP”). While the action fails to assert any specific allegations of wrongdoing by the Company or NSBF, the Action names “Newtek Business Services, Inc.” [sic] as one of the 4,990 PPP lender defendants in the Action.  The Company believes the claims asserted in the Action against the Company or NSBF are meritless, and intends to vigorously defend itself in the Action.
See “Subsequent Events.” The Company is not currently involved in any additional litigation matters that are expected to have a material impact on the Company’s financial condition.

As a result of a prior litigation with the Federal Trade Commission (the “FTC”), NMS voluntarily entered into, and is presently operating under, a permanent injunction with respect to certain of its business practices.
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBC. Maximum borrowings under the Sterling Receivable and Inventory Facility are $35,000,000. The Sterling Receivable and Inventory Facility matures in August 2022 and automatically renews annually. At March 31, 2020, total principal owed by NBC was $27,633,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At March 31, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Facility. Maximum borrowings under the NBL Facility are $75,000,000 with an accordion feature to increase maximum borrowings to $150,000,000. The NBL Facility matures in July 2021. At March 31, 2020, total principal owed by NBL was $18,616,000. At March 31, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50,000,000. The Webster Facility matures in November 2023. At March 31, 2020, total principal outstanding was $41,500,000. At March 31, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At March 31, 2020, the Company had $7,949,000 of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

At March 31, 2020, NCL had $3,736,000 of unfunded commitments in connection with partial funding of certain of its non-conforming conventional commercial and industrial term loan investments. NCL will fund these commitments from the same sources it uses to fund its other investment commitments.

NOTE 9—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Per share data¹
Net asset value at beginning of period	$15.70	$15.19
Net investment loss	(0.01)	(0.05)
Net realized gain on investments	0.22	0.49
Net unrealized appreciation (depreciation) on investments	(0.75)	0.04
Net unrealized appreciation (depreciation) on servicing assets	0.05	(0.03)
Change in deferred taxes	0.14	0.03
Net (decrease) increase in net assets resulting from operations	(0.35)	0.48
Distributions to common stockholders	(0.44)	(0.40)
Stock-based compensation expense	0.01	0.01
Accretive effect of stock offerings (issuing shares above NAV per share)	0.09	0.03
Dilutive effect of restricted stock awards	—	(0.01)
Other⁴	(0.01)	0.01
Net asset value at end of period	$15.00	$15.31

Per share market value at end of period	$13.21	$19.64
Total return based on market value² ⁶	(43.62)%	10.32%
Total return based on average net asset value² ³ ⁶	(1.68)%	3.42%
Shares outstanding at end of period (in thousands)	20,838	19,073

Ratios/Supplemental Data:
Net assets at end of period	$312,465	$292,006
Ratio of expenses to average net assets⁷	20.27%	20.36%
Ratio of net investment loss to average net assets⁷	(0.36)%	(1.36)%
Portfolio turnover	12.00%	25.58%
Average debt outstanding	$393,807	$347,787
Average debt outstanding per share	$18.90	$18.23
Asset coverage ratio ⁵	169%	182%
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
(5) Calculated based on $450,113,000 and $358,073,000 of senior securities outstanding at March 31, 2020, and 2019, respectively.
(6) Not annualized.
(7) Annualized for the three months ended March 31, 2020.

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

The Board approves the issuance of shares of restricted stock to employees and directors pursuant to the Equity Incentive Plan. These shares generally vest over a one to three year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the Equity Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of March 31, 2020.

Restricted Stock authorized under the plan[1]	1,500,000
Less net restricted stock (granted)/forfeited during:
Year ended December 31, 2016	(120,933)
Year ended December 31, 2017	(5,007)
Year ended December 31, 2018	(93,568)
Year ended December 31, 2019	(6,285)
Three months ended March 31, 2020	2,639
Restricted stock available for issuance as of March 31, 2020	1,276,846
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

As of March 31, 2020, there was $538,000 of total unrecognized compensation expense related to unvested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 0.84 years as of March 31, 2020.

For the three months ended March 31, 2020 and 2019 the Company recognized total stock-based compensation expense of $172,000 and $160,000, respectively.

NOTE 11—COMMON STOCK:

ATM Program

On August 31, 2018, the Company entered into the 2017 ATM Equity Distribution Agreement which increased the maximum number of shares that the Company may offer and sell under its existing ATM distribution agreement up to 4,400,000 shares of common stock from time to time through the ATM placement agents.

The following table summarizes the total shares sold and net proceeds received under the 2017 ATM Equity Distribution Agreement:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Shares sold	187,962	291,232
Net weighted average price per share	$19.46	$19.14
Net proceeds	$3,650	$5,196

On July 8, 2019, the Company gave notice to terminate the 2017 ATM Equity Distribution Agreement, with such termination effective as of July 9, 2019. As of July 9, 2019, the Company had sold 1,618,375 shares of its common stock under the 2017

ATM Equity Distribution Agreement, and received net proceeds of $28,466,000. The Company paid the ATM placement agents $586,000 in compensation.

On July 10, 2019, the Company entered into the 2019 ATM Equity Distribution Agreement. The 2019 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. The company paid the placement agents $127,000 in compensation during the three months ended March 31, 2020.

The following table summarizes the total shares sold and net proceeds received under the 2019 ATM Equity Distribution Agreement:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Shares sold	290,046	1,356,698
Net weighted average price per share	$21.47	$22.27
Net proceeds	$6,228	$30,212

The Company used the net proceeds for funding investments in debt and equity securities in accordance with its investment objective and strategies.

As of March 31, 2020, there were 1,353,256 shares of common stock available for sale under the 2019 ATM Equity Distribution Agreement.

NOTE 12—EARNINGS PER SHARE:

The following table summarizes the calculations for the net (decrease) increase in net assets resulting from operations per common share for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
Net (decrease) increase in net assets resulting from operations	$(7,253)	$9,083
Weighted average shares outstanding	20,738	19,003
Net (decrease) increase in net assets resulting from operations per common share	$(0.35)	$0.48

NOTE 13—LEASES:

Under ASC 842, operating lease expense is generally recognized on a straight-line basis over the term of the lease. The Company has entered into operating lease agreements for office space with remaining contractual terms up to 7 years, some of which include renewal options that extend the leases for up to 10 years. These renewal options are not considered in the remaining lease term unless it is reasonably certain the Company will exercise such options. The operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The following table summarizes supplemental cash flow and other information related to our operating leases:

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$418	$361
Weighted-average remaining lease term - operating leases	6.81 years	7.71 years
Weighted-average discount rate - operating leases	4.76%	4.76%
Total lease costs (included in other general and administrative costs on the consolidated statements of operations)	$206	$296

The following table represents the maturity of the Company’s operating lease liabilities as of March 31, 2020:

Maturity of Lease Liabilities
2020	1,228
2021	1,555
2022	1,576
2023	1,619
2024	1,663
Thereafter	3,670
Total future minimum lease payments	$11,311
Less: Imputed interest	$(1,715)
Present value of future minimum lease payments	$9,596

NOTE 14—DIVIDENDS AND DISTRIBUTIONS:

The Company’s dividends and distributions are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions during the three months ended March 31, 2020 and 2019.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Three months ended March 31, 2020
February 5, 2020	March 18, 2020	March 31, 2020	$0.44	$8,882	18	$224

Three months ended March 31, 2019
February 15, 2019	March 15, 2019	March 29, 2019	$0.40	$7,355	12	$220

During the three months ended March 31, 2020 and 2019, an additional 2,600 and 2,500 shares valued at $45,000 and $47,000, respectively, were issued related to dividends on unvested restricted stock awards.

NOTE 15—SUPPLEMENTAL FINANCIAL DATA:

Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a controlling interest as defined by the 1940 Act in portfolio companies that are not consolidated in the Company’s condensed consolidated financial statements. Below is a brief description of a portfolio company that is required to have supplemental disclosure incorporated in our financial statements in accordance with Regulation S-X section 4-08(g), along with summarized financial information.

Newtek Merchant Solutions, LLC

NMS markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment.

The summarized financial information of our unconsolidated subsidiary is as follows:

Balance Sheets - Newtek Merchant Solutions, LLC	As of March 31, 2020	As of December 31, 2019
Current assets	$8,337	$14,707
Noncurrent assets	41,322	29,709
Total assets	$49,659	$44,416
Current liabilities	7,315	9,487
Noncurrent liabilities	37,466	28,304
Total liabilities	$44,781	$37,791
Total member’s equity	$4,878	$6,625

	Three Months Ended March 31,
Statements of Income - Newtek Merchant Solutions, LLC	2020	2019
Revenue	$8,271	$9,298
Expenses	6,170	5,765
Income from operations	$2,101	$3,533
Interest (expense) income, net	(236)	(273)
Income before tax	$1,865	$3,260

The Company recorded the following related to its investment in NMS:

	Three Months Ended March 31,
	2020	2019
Dividend income	$3,750	$2,900
Unrealized depreciation	$(6,250)	$—

NOTE 16—SUBSEQUENT EVENTS:

Common Stock

From April 1, 2020 through May 8, 2020 the Company sold 69,773 shares of its common stock at a weighted average price of $15.96 per share under the 2019 ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $1,114,000. As of May 8, 2020, there were 1,283,483 shares of common stock available for sale under the Amended 2019 ATM Equity Distribution Agreement.

The CARES Act - Paycheck Protection Program
On March 27, 2020, Congress passed, and the President of the United States signed into law, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which provides an over $2.0 trillion stimulus package to certain businesses and individuals affected by the novel COVID-19 emergency. Among other things, the CARES Act allows NSBF, as an SBA 7(a) lender, to issue loans under the newly-established Paycheck Protection Program (“PPP”). Under the PPP, current SBA 7(a) lenders are automatically approved to extend 100% federally guaranteed PPP loans to certain small businesses for amounts up to 2.5 times of those businesses’ average monthly payroll expenses (capped at $10 million). The interest rate on PPP loans is capped at 1.0%, and the loans are forgivable after eight weeks, provided that the borrower uses the loans for eligible purposes (e.g., payroll/benefits (excluding employee compensation above $100,000), mortgage interest, rent and utilities) and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower reduces salaries or terminates employees during the eight-week period.

As a result of the uncertain economic impact to U.S. small businesses created by the novel COVID-19 emergency, and the economics to NSBF of participating in the PPP as an authorized lender, the Company’s Executive Committee and Lending Team temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans. Pursuant to the PPP, the SBA shall reimburse a lender authorized to make a PPP loan at a rate, based on the balance of the financing outstanding at the time of disbursement of the PPP loan, of: (i) 5% for PPP loans of not more than $350,000; (ii) 3% for loans of more than $350,000 and less than $2,000,000; and (iii) 1% for loans of not less than $2,000,000. To facilitate NSBF’s participation as an authorized lender in the PPP, during the second quarter of 2020, NSBF entered into PPP Loan Participation Agreements with

UBS Bank USA, Stifel Bank, Morgan Stanley Bank, N.A., and Amalgamated Bank (the “Participants” and the “PPP Participation Agreements”). Pursuant to the terms of the PPP Participation Agreements, NSBF originates PPP loans and sells to each of the Participants ninety percent (90%) participation interests in certain of the PPP loans originated by NSBF. Subsequently, UBS Bank USA and Stifel Bank entered into Amended and Restated PPP Participation Agreements with NSBF pursuant to which each of the banks purchase up to 100% participations in certain of the PPP loans originated by NSBF. In accordance with the terms of the PPP Participation Agreements and SBA regulations and guidance, NSBF, as the originating lender, must continue to hold the PPP loan note, the PPP loan documents and service the PPP loan (i.e., retain all servicing rights). Moreover, as the originating lender, NSBF is the party responsible to the SBA with respect to all servicing actions, including requests for advance purchases and loan forgiveness, and will be the party eligible for the guarantee purchase of the PPP loan. NSBF and the Participant share pari passu in all interest and principal payments made on the PPP loans, and further, NSBF has agreed that it will repurchase from the Participant on demand the Participant’s Percentage of any outstanding principal and interest under the applicable PPP Loan under certain conditions, including in the event of a loss due to fraud, gross negligence or willful misconduct on the part of NSBF or any failure to recover under the SBA Guarantee as a result of any deficiency in documenting or servicing such PPP Loan by NSBF.

As of May 8, 2020, NSBF funded approximately 1,930 PPP loans totaling approximately $666 million of PPP loans and had processed and obtained SBA E-Tran (loan guarantee) numbers for an additional $464 million of PPP loans, which NSBF anticipates funding during the second quarter upon, among other things, borrowers providing final documentation, however, there is no assurance that NSBF will fund 100% of these PPP loans.

Due to what has been described as a technical drafting error, the CARES Act and the Paycheck Protection Program did not create separate authorization levels for the SBA 7(a) program and the Paycheck Protection Program. As a result, the SBA 7(a) program’s fiscal year ending September 30, 2020 $30 billion lending authority will be voided until July 1, 2020 once the amount authorized for PPP is committed, which could leave the SBA 7(a) program temporarily unfunded. On April 29, 2020, U.S. Senators Marco Rubio and Ben Cardin, Chairman and Ranking Member of the Senate Committee on Small Business and Entrepreneurship, sent a bipartisan letter to Steven Mnuchin, Secretary of the U.S. Department of the Treasury, and Jovita Carranza, Administrator of the SBA, urging the agencies to provide an immediate administrative fix to ensure the continued operation of the SBA 7(a) loan program. If the SBA 7(a) program becomes unfunded, NSBF will not be able to originate SBA 7(a) loans until such funding is restored.

The CARES Act also will provide certain subsidies to certain existing SBA 7(a) borrowers. Specifically, under the CARES Act, the SBA will pay all principal, interest, and fees on existing performing SBA 7(a) loans for six months beginning with such borrowers’ April 2020 payments.

Capital One Facility

On May 7, 2020, NSBF amended its existing $150.0 million line of credit with Capital One to, among other things, extend the maturity date on which the credit facility will convert into a term loan for a period of three years to May 7, 2023, with the term loan maturing on May 7, 2025.

Pending Litigation

In May 2020, the Company became aware of the putative class action styled American Video Duplicating, Inc. et al v. Citigroup Inc. et al. (C.D. Cal. 20-cv-03815) (the “Action”), which asserts claims under the California Unfair Business Practices Law in connection with the alleged failure of lenders to pay agent fees under the Paycheck Protection Program (“PPP”). While the action fails to assert any specific allegations of wrongdoing by the Company or NSBF, the Action names “Newtek Business Services, Inc.” as one of the 4,990 PPP lender defendants in the Action. The Company believes the claims asserted in the Action against the Company or NSBF are meritless, and intends to vigorously defend itself in the Action.

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
Three Months Ended March 31, 2020

Portfolio Company	Type of Investment[1]	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income[3]	Fair Value at December 31, 2019	Gross Additions[4]	Gross Reductions[5]	Fair Value at March 31, 2020
Advanced Cyber Security Systems, LLC	50% Membership Interest[2]	$—	$—	$—	$—	$—	$—	$—
	Term Loan (3%)[2]	—	—	—	—	—	—	—

Automated Merchant Services, Inc.	100% Common Stock[2]	—	—	—	—	—	—	—

CDS Business Services, Inc.	100% Common Stock[2]	—	(750)	—	3,000	—	(750)	2,250
	Line of Credit (10%)	—	—	152	5,000	1,160	—	6,160

Newtek Technology Solutions, Inc.	100% Common Stock[2]	—	—	—	9,000	—	—	9,000
	Line of Credit (10%)	—	—	267	10,361	460	—	10,821

Newtek Insurance Agency, LLC	100% Membership Interest[2]	—	—	—	2,215	—	—	2,215

PMTWorks Payroll, LLC	100% Membership Interest[2]	—	(50)	—	—	50	(50)	—
	Term Loans (10%-12%)[2]	—	—	—	—	—	—	—

Small Business Lending, LLC	100% Membership Interest[2]	—	(2,802)	—	9,650		(2,802)	6,848
	Term Loan (10%)	—	—	10	400	—	—	400

banc-serv Partners, LLC	100% Membership Interest[2]	—	—	—	—	—	—	—

International Professional Marketing, Inc.	100% Common Stock	—	—	75	4,150	—	—	4,150
	Line of Credit (Prime + 0.5%)[6]	—	—	—	—	—	—	—

SIDCO, LLC	100% Membership Interest	—	—	250	6,650	—	—	6,650
	Line of Credit (Prime + 0.5%)[6]	—	—	7	850	—	(425)	425

Newtek Merchant Solutions, LLC	100% Membership Interest	—	(6,250)	3,750	121,250	—	(6,250)	115,000

Titanium Asset Management, LLC	100% Membership Interest[2]	—	—	—	—	—	—	—
	Term Loan (10%)[2]	—	(75)	—	390	—	(75)	315

Portfolio Company	Type of Investment[1]	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income[3]	Fair Value at December 31, 2019	Gross Additions[4]	Gross Reductions[5]	Fair Value at March 31, 2020
Newtek Business Lending, LLC	100% Membership Interest[2]	—	—	—	22,253	9,575	(700)	31,128

Newtek Conventional Lending, LLC	50% Membership Interest	—	(112)	307	16,123	1,500	(112)	17,511

Mobil Money, LLC	100% Membership Interest	—	(750)	—	3,750	—	(750)	3,000

POS on Cloud, LLC	50.1% Membership Interest	—	—	—	—	—	—	—
	Term Loan (10%)	—	—	21	775	75	—	850

Excel WebSolutions LLC	Term Loans (10%)[2]	—	—	—	—	—	—	—
	100% Membership Interest[2]	—	—	—	—	—	—	—

Total Controlled Investments		$—	$(10,789)	$4,839	$215,817	$12,820	$(11,914)	$216,723
Non-Control/Affiliate Investments
EMCAP Loan Holdings, LLC	6.04% Membership Interest	$—	$—	$20	$1,000	$—	$—	$1,000
Total Affiliate Investments		$—	$(10,789)	$4,859	$216,817	$12,820	$(11,914)	$217,723

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
(6) Index based floating rate debt investments bear interest at rate of Prime plus a contractual spread which typically resets monthly. At March 31, 2020, the Prime rate in effect was 4.75%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The matters discussed in this report, as well as in future oral and written statements by management of Newtek Business Services Corp., that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, including the impact of the COVID-19 pandemic, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;

•	the impact of investments that we expect to make;

•	our informal relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	our ability to access debt markets and equity markets;

•	our expected financings and investments;

•	our regulatory structure and tax status;

•	our ability to operate as a BDC and a RIC;

•	NSBF’s ability to maintain its license and PLP status under the SBA 7(a) program;

•	NSBF’s ability to sell the guaranteed portions of SBA 7(a) loans at premiums;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the timing, form and amount of any dividend distributions;

•	the impact of fluctuations in interest rates on our business including as the decommissioning of LIBOR;

•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and

•	our ability to recover unrealized losses.

•	NSBF’s ability to issue SBA 7(a) guaranteed loans;

•	NSBF’s ability to participate in the PPP and to continue to issue PPP loans;

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A-“Risk Factors” of Part II of this quarterly report on Form 10-Q, Item 1A-“Risk Factors” of our annual report on Form 10-K filed with the SEC on March 16, 2020 and under “Forward-Looking Statements” of this Item 2.

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

On March 27, 2020, Congress passed, and President Trump signed, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) in response to the COVID-19 emergency. Specifically, the CARES Act includes $349 billion to establish the new Paycheck Protection Program (the “PPP”) that expands the existing SBA Section 7(a) loan program until June 30, 2020 to provide 100% federally-backed loans to eligible businesses.

Subsequently, on April 3, 2020, the SBA, in conjunction with the U.S. Department of Treasury (the “Treasury”), adopted the PPP interim final rule (the “Regulations”) to implement the PPP and effectuate the expansion of the Section 7(a) loan program. The Regulations establish additional rules and requirements of the PPP, including a simplified application process for prospective PPP lenders and portfolio companies. Lenders currently authorized to extend loans under the Section 7(a) loan program are automatically authorized to approve and extend new PPP loans.

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which the Company operates. In accordance with guidance from various state and local governments, the Company has transitioned to 100% remote work arrangements, which has not impacted our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our and our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Though the magnitude of the impact remains to be seen, we expect our portfolio companies to potentially be negatively impacted. We believe that certain negative impacts to our SBA 7(a) borrowers may be muted due to provisions of the CARES Act providing for six months of principal, interest and fees to be paid by the SBA directly to the Company. In addition, due to the COVID-19 pandemic, we have experienced and may continue to experience a decline in SBA 7(a) loan originations and gains on sale from guaranteed portions of SBA 7(a) loans.

We are continuing to assess what additional adverse financial and operational consequences may result from the global spread of COVID-19 and the associated economic turbulence, however, the extent of such consequences remains uncertain as of the filing of this Form 10-Q.

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
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBC. Maximum borrowings under the Sterling Receivable and Inventory Facility are $35,000,000. The Sterling Receivable and Inventory Facility matures in August 2022 and automatically renews annually. At March 31, 2020, total principal owed by NBC was $27,633,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At March 31, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Facility. Maximum borrowings under the NBL Facility are $75,000,000 with an accordion feature to increase maximum borrowings to $150,000,000. The NBL Facility matures in July 2021. At March 31, 2020, total principal owed by NBL was $18,616,000. At March 31, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50,000,000. The Webster Facility matures in November 2023. At March 31, 2020, total principal outstanding was $41,500,000. At March 31, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At March 31, 2020, the Company had $7,949,000 of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

At March 31, 2020, NCL had $3,736,000 of unfunded commitments in connection with partial funding of certain of its non-conforming conventional commercial and industrial term loan investments. NCL will fund these commitments from the same sources it uses to fund its other investment commitments.

Loan Portfolio Asset Quality and Composition
The following tables set forth distributions of the cost basis of the Company’s SBA 7(a) loan portfolio at March 31, 2020 and December 31, 2019, respectively, in thousands. The tables include loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at March 31, 2020 and December 31, 2019 is $18,451,000 and $11,307,000, respectively.
Distribution by Business Type

As of March 31, 2020
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,913	$355,263	$186	81.4%
Business Acquisition	280	58,929	207	13.5%
Start-Up Business	235	22,281	96	5.1%
Total	2,428	$436,472	$180	100.0%

As of December 31, 2019
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,892	$349,320	$185	81.3%
Business Acquisition	273	58,155	207	13.5%
Start-Up Business	230	22,221	96	5.2%
Total	2,395	$429,696	$179	100.0%
Distribution by Borrower Credit Score

March 31, 2020
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	20	$4,295	$215	1.0%
551 to 600	66	17,890	271	4.1%
601 to 650	347	71,759	207	16.4%
651 to 700	760	128,342	169	29.4%
701 to 750	719	127,482	177	29.2%
751 to 800	445	77,144	173	17.7%
801 to 850	68	9,438	139	2.2%
Not available	3	121	40	—%
Total	2,428	$436,472	$180	100.0%

December 31, 2019
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	20	$4,315	$216	1.0%
551 to 600	66	18,296	277	4.3%
601 to 650	344	69,265	201	16.1%
651 to 700	749	126,797	169	29.5%
701 to 750	709	124,725	176	29.0%
751 to 800	439	77,646	177	18.1%
801 to 850	65	8,528	131	2.0%
Not available	3	124	41	—%
Total	2,395	$429,696	$179	100.0%
Distribution by Primary Collateral Type

March 31, 2020
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	973	$230,210	$237	52.7%
Machinery and Equipment	426	82,094	193	18.8%
Residential Real Estate	516	42,020	81	9.6%
Accounts Receivable and Inventory	259	39,141	151	9.0%
Other	103	34,930	339	8.0%
Unsecured	108	4,338	40	1.0%
Furniture and Fixtures	29	2,739	94	0.6%
Liquid Assets	14	1,002	72	0.3%
Total	2,428	$436,472	$180	100.0%

December 31, 2019
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	962	$225,434	$234	52.5%
Machinery and Equipment	420	82,725	197	19.3%
Residential Real Estate	507	41,713	82	9.7%
Accounts Receivable and Inventory	255	39,380	154	9.2%
Other	105	32,380	308	7.5%
Unsecured	104	4,362	42	1.0%
Furniture and Fixtures	28	2,674	96	0.6%
Liquid Assets	14	1,026	73	0.2%
Total	2,395	$429,696	$179	100.0%

Distribution by Days Delinquent

March 31, 2020
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Accrual
Current	2,102	$348,725	$166	79.8%
31 to 60 days	75	13,836	184	3.2%
61 to 90 days	9	4,650	517	1.1%
91 days or greater	11	4,856	441	1.1%
Non-accrual	231	64,405	279	14.8%
Total	2,428	$436,472	$180	100.0%

December 31, 2019
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Accrual
Current	2,086	$338,919	$162	78.8%
31 to 60 days	48	14,459	301	3.4%
61 to 90 days	—	—	—	—%
91 days or greater	48	17,233	359	4.0%
Non-accrual	213	59,085	277	13.8%
Total	2,395	$429,696	$179	100.0%

Consolidated Results of Operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code.
Comparison of the three months ended March 31, 2020 and 2019
Investment Income

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Change
Investment income:
Interest income	$7,779	$7,234	$545
Dividend income	4,402	3,181	1,221
Servicing income	2,715	2,428	287
Other income	906	921	(15)
Total investment income	$15,802	$13,764	$2,038
Interest Income
The increase in interest income was attributable to the average outstanding performing portfolio of SBA non-affiliate investments increasing to $369,039,000 from $320,581,000 for the three months ended March 31, 2020 and 2019, respectively, offset by the decrease in the Prime Rate in effect on our portfolio from 5.50% to 4.75% over the twelve month period. The increase in the average outstanding accrual portfolio resulted from the origination of new SBA non-affiliate investments period over period.

Dividend Income

Dividend income is dependent on portfolio company earnings. Current quarter dividend income may not be indicative of future period dividend income, particularly in light of the COVID-19 pandemic. See “COVID-19 Developments.” Dividend income was earned from the following portfolio companies for the three months ended March 31, 2020 and 2019:

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Change
Newtek Merchant Solutions, LLC (NMS)	$3,750	$2,900	$850
International Professional Marketing, Inc.	75	—	75
SIDCO, LLC	250	150	100
Mobil Money, LLC	—	100	(100)
Newtek Commercial Lending, LLC	307	—	307
EMCAP Loan Holdings, LLC	20	31	(12)
Total dividend income	$4,402	$3,181	$1,221
NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the three months ended March 31, 2020 and 2019:

(in thousands):	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Change
Total NSBF originated servicing portfolio[1]	$1,803,627	$1,556,518	$247,109
Total servicing income earned	$2,715	$2,428	$287
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $1,326,402,000 and $1,111,712,000 for the three months ended March 31, 2020 and 2019, respectively.
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $214,690,000 period over period. The increase was attributable to an increase in SBA 7(a) non-affiliate investments period over period.
Expenses:

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Change
Salaries and benefits	$3,447	$3,588	$(141)
Interest	5,184	4,735	449
Depreciation and amortization	115	129	(14)
Professional fees	964	984	(20)
Origination and loan processing	1,824	1,653	171
Origination and loan processing - related party	2,638	2,188	450
Change in fair value of contingent consideration liabilities	54	46	8
Other general and administrative costs	1,858	1,427	431
Total expenses	$16,084	$14,750	$1,334

Interest Expense
The following is a summary of interest expense by facility for the three months ended March 31, 2020 and 2019:

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Change
Notes payable - Securitization Trusts	$2,795	$3,044	$(250)
Bank notes payable	251	290	(39)
Notes due 2022	—	176	(176)
Notes due 2023	1,016	1,015	1
Notes due 2024	1,014	—	1,014
Notes payable - related parties	108	204	(97)
Other	—	6	(6)
Total interest expense	$5,184	$4,735	$449

The increase in interest expense period over period is primarily related to increase in interest from the Notes due 2024. During the three months ended March 31, 2020, we recognized $1,014,000 of interest expense related to the 2024 Notes offset by a reduction of interest expense related to our redemption of the 2022 Notes. The decrease in interest expense from Bank Notes payable was related to a decrease in the average outstanding balance period over period. The decrease from Notes payable - Securitization Trusts was the result of a reduction in interest rates and the redemption of the 2014-1 securitization transaction offset by the interest on an additional securitization transaction completed in October 2019.

Origination and Loan Processing - Related Party

The increase in origination and loan processing expenses was attributed to an increase in headcount and compensation of SBL employees performing origination and servicing functions. As a result, costs related to these employees increased origination and servicing - related party expense.

Other General and Administrative Costs

Other general and administrative costs include managed IT services, marketing, rent and other costs. The increase period over period was related to an increase in managed IT services and technology related costs combined with a one time tax related payment of $101,000 during the three months ended March 31, 2020.
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains from SBA non-affiliate investments for the three months ended March 31, 2020 and 2019 were $4,513,000 and $9,344,000, respectively, which included realized losses of $447,000 and $402,000, respectively.

Net Realized Gains on SBA Non-Affiliate Investments

	Three Months Ended
	March 31, 2020		March 31, 2019
	# of Debt Investments	$ Amount (in thousands)	# of Debt Investments	$ Amount (in thousands)
SBA non-affiliate investments originated during the quarter	80	$52,841	120	$97,779
SBA guaranteed non-affiliate investments sold during the quarter	67	$38,075	117	$74,102
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$4,960	—	$9,746
Average sale price as a percent of principal balance[1]	—	110.90%	—	111.09%
(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Change
Net unrealized (depreciation) appreciation on SBA guaranteed non-affiliate investments	$(183)	$70	$(253)
Net unrealized (depreciation) appreciation on SBA unguaranteed non-affiliate investments	(4,511)	2,629	(7,140)
Net unrealized depreciation on controlled investments	(10,789)	(1,947)	(8,842)
Change in deferred taxes	2,911	529	2,382
Total net unrealized (depreciation) appreciation on investments	$(12,572)	$1,281	$(13,853)

Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments relates to guaranteed portions of SBA debt investments made which the Company sells into a secondary market. Unrealized appreciation (depreciation) of SBA guaranteed investments represents the fair value adjustment of guaranteed portions of loans which have not yet been sold. Unrealized depreciation represents the reversal of unrealized appreciation when the SBA 7(a) loans are sold.

The net unrealized depreciation on SBA unguaranteed non-affiliate investments was driven primarily by a decrease in the fair value of the portfolio from December 31, 2019. The primary driver of the portfolio’s unrealized depreciation was due to current market conditions and decrease in the prime rate. See “COVID-19 Developments” for additional information.

Net Unrealized Appreciation (Depreciation) on Controlled Investments

Unrealized appreciation (depreciation) was derived from the following portfolio companies for the three months ended March 31, 2020 and 2019:

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Change
Newtek Merchant Solutions, LLC (NMS)	$(6,250)	$—	$(6,250)
Mobil Money, LLC	(750)	—	(750)
Newtek Technology Solutions, Inc.	—	(1,500)	1,500
CDS Business Services, Inc.	(750)	—	(750)
SIDCO, LLC	—	(320)	320
PMTWorks Payroll, LLC	(50)	(185)	135
banc-serv Partners, LLC (BSP)	—	(242)	242
Small Business Lending, LLC	(2,802)	300	(3,102)
Newtek Conventional Lending, LLC	(112)	—	(112)
Titanium Asset Management LLC	(75)	—	(75)
Total net unrealized depreciation on controlled investments	$(10,789)	$(1,947)	$(8,842)

The primary driver of the unrealized depreciation on controlled investments was due to current market conditions and increased cost of capital. See “COVID-19 Developments” for additional information.

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the three months ended March 31, 2020 and 2019, we recognized a provision for deferred taxes of $2,911,000 and $529,000, respectively, related to the net unrealized appreciation and depreciation of controlled portfolio company investments.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Capital One Facility, Notes payable - related parties, 2023 Notes, 2024 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, including “at-the-market”, or ATM, and private offerings of securities. As of March 31, 2020, our asset coverage was 169% based on $450,113,000 of aggregate principal amount of senior securities outstanding. On April 27, 2018, we announced that our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved a proposal to reduce our asset coverage requirement as set forth in Section 61(a)(2) of the 1940 Act, from 200% to 150%, pursuant to recent modifications included in the Small Business Credit Availability Act. Such change would have been effective April 27, 2019. However, on July 26, 2018, our stockholders approved a proposal to reduce our asset coverage requirement to 150%, effective July 27, 2018.

Public Offerings

ATM Program

The 2017 ATM Equity Distribution Agreement provided that we may offer and sell up to 4,400,000 shares of common stock from time to time through the placement agents. From inception through July 8, 2019, we sold 1,618,375 shares of our common stock at a weighted average price of $18.07 per share. Proceeds, net of offering costs and expenses were $28,466,000 . On July 8, 2019, the Company gave notice to terminate the 2017 ATM Equity Distribution Agreement, with such termination effective as of July 9, 2019.

On July 10, 2019, the Company entered into the 2019 ATM Equity Distribution Agreement. The 2019 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. From inception through March 31, 2020, we sold 1,646,744 shares of our common stock at a weighted average price of $22.13 per share. Proceeds, net of offering costs and expenses were $36,440,000.

We used the net proceeds for funding investments in debt and equity securities in accordance with our investment objective and strategies and for general corporate purposes including funding investments, repaying outstanding indebtedness and other general corporate purposes.

As of March 31, 2020, there were 1,353,256 shares of common stock available for sale under the 2019 ATM Equity Distribution Agreement.

On February 28, 2020, we entered into the Amended 2019 ATM Equity Distribution Agreement with the placement agents. The purpose of the amendment is to add UBS Securities LLC as a placement agent.

Debt Offerings

In July 2019, the Company and the Trustee entered into the Fourth Supplemental Indenture to the Base Indenture between the Company and the Trustee, relating to the Company’s issuance, offer and sale of $55,000,000 aggregate principal amount of 5.75% Notes due 2024. The Company granted an overallotment option of up to $8,250,000 in aggregate principal amount of the 2024 Notes. The sale of the 2024 Notes generated proceeds of approximately $53,186,000, net of underwriter's fees and expenses. In July 2019 the underwriters exercised their option to purchase $8,250,000 in aggregate principal amount of 2024 Notes for an additional $8,003,000 in net proceeds. The 2024 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2024 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

The 2024 Notes will mature on August 1, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after August 1, 2021, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 5.75% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year, commencing on November 1, 2019, and trade on the Nasdaq Global Market under the trading symbol “NEWTL.” At March 31, 2020, the Company was in compliance with all covenants related to the 2024 Notes.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the 2023 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2023 Notes may declare such 2023 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At March 31, 2020, the Company was in compliance with all covenants related to the 2023 Notes.

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

At March 31, 2020, there was $22,469,000 and $21,600,000 outstanding under the unguaranteed and guaranteed lines of credit, respectively. At March 31, 2020, we were in full compliance with all applicable loan covenants.

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

At March 31, 2020, the Related Party RLOC interest rate was 4.08%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings due to NMS at March 31, 2020 were $24,213,000.

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
Cash Flows and Liquidity
As of March 31, 2020, the Company’s unused sources of liquidity consisted of $2,322,000 available through the Capital One facility; $15,483,000 available through notes payable with related parties; and $37,073,000 in unrestricted cash.

Restricted cash of $33,452,000 as of March 31, 2020 is primarily held by NSBF. The majority, or $32,700,000 of restricted cash includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants.

The Company generated and used cash as follows:

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net cash provided by (used in) operating activities	$29,443	$(17,140)
Net cash used in investing activities	(4)	(132)
Net cash provided by financing activities	7,879	15,659
Net increase in cash and restricted cash	37,318	(1,613)
Cash and restricted cash, beginning of period	33,207	31,350
Cash and restricted cash, end of period	$70,525	$29,737
During the three months ended March 31, 2020, operating activities provided cash of $29,443,000, consisting primarily of (i) $43,035,000 of proceeds from the sale of SBA 7(a) guaranteed loan investments, (ii)$12,536,000 of principal payments received from SBA non-affiliate investments and (iii) a $49,490,000 decrease in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settled during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end.
These increases were offset by (i) $52,841,000 of SBA 7(a) loan investments funded, (ii) $12,820,000 of investments in controlled portfolio companies including $1,500,000 investments in NCL and $9,575,000 of investments in NBL.
Net cash provided by financing activities was $7,879,000 consisting primarily of (i) $6,203,000 of net proceeds from the sale of common shares under the ATM Equity Distribution Agreement (ii) $14,069,000 of net borrowings under our bank notes payable, and (iii) net borrowings under the Related Party RLOC of $12,050,000.

These increases were offset by (i) $8,882,000 of dividend payments and (ii) $15,555,000 of principal payments related to securitization notes payable.
Contractual Obligations
The following table represents the Company’s obligations and commitments as of March 31, 2020:

(in thousands)	Payments due by period
Contractual Obligations	Total	2020	2021	2022	2023	2024	Thereafter
Bank notes payable	$44,069	$21,600	$—	$22,469	$—	$—	$—
Securitization notes payable[1]	276,637	—	—	—	—	—	276,637
Notes due 2023[1]	57,500	—	—	—	57,500	—	—
Notes due 2024[1]	63,250	—	—	—	—	63,250	—
Notes payable - related parties	24,213	—	—	—	24,213	—	—
Employment agreements	1,543	1,208	335	—	—	—	—
Operating leases	12,949	1,240	1,563	1,576	1,619	3,281	3,670
Totals	$480,161	$24,048	$1,898	$24,045	$83,332	$66,531	$280,307
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

Our Board has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our investment portfolio as of March 31, 2020 and December 31, 2019 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the

Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2020 and 2019, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $9,494,000 and $12,405,021 at March 31, 2020 and December 31, 2019, respectively, and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

New Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,(“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts and transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective upon issuance of ASU 2020-04 for contract modifications on a prospective basis. While the Company is currently assessing the impact of ASU 2020-04, the Company does not expect the adoption to have a material impact on its consolidated financial statements.
Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of March 31, 2020.
Recent Developments

Common Stock

On February 28, 2020, we entered into the Amended 2019 ATM Equity Distribution Agreement with the placement agents. The purpose of the amendment was to add UBS Securities LLC as a placement agent.

From April 1, 2020 through May 8, 2020 the Company sold 69,773 shares of its common stock at a weighted average price of $15.96 per share under the 2019 ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $1,114,000. As of May 8, 2020, there were 1,283,483 shares of common stock available for sale under the 2019 ATM Equity Distribution Agreement.

The CARES Act - Paycheck Protection Program

On March 27, 2020, Congress passed, and the President of the United States signed into law, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which provides an over $2.0 trillion stimulus package to certain businesses and individuals affected by the novel COVID-19 emergency. Among other things, the CARES Act allows NSBF, as an SBA 7(a) lender, to issue loans under the newly-established Paycheck Protection Program (“PPP”). Under the PPP, current SBA 7(a) lenders are automatically approved to extend 100% federally guaranteed PPP loans to certain small businesses for amounts up to 2.5 times of those businesses’ average monthly payroll expenses (capped at $10 million). The interest rate on PPP loans is capped at 1.0%, and the loans are forgivable after eight weeks, provided that the borrower uses the loans for eligible purposes (e.g., payroll/benefits (excluding employee compensation above $100,000), mortgage interest, rent and utilities) and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower reduces salaries or terminates employees during the eight-week period.

As a result of the uncertain economic impact to U.S. small businesses created by the novel COVID-19 emergency, and the economics to NSBF of participating in the PPP as an authorized lender, the Company’s Executive Committee and Lending Team temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans. Pursuant to the PPP, the SBA shall reimburse a lender authorized to make a PPP loan at a rate, based on the balance of the financing outstanding at the time of disbursement of the PPP loan, of: (i) 5% for PPP loans of not more than $350,000; (ii) 3% for loans of more than $350,000 and less than $2,000,000; and (iii) 1% for loans of not less than $2,000,000. To facilitate NSBF’s participation as an authorized lender in the PPP, during the second quarter of 2020, NSBF entered into PPP Loan Participation Agreements with UBS Bank USA, Stifel Bank, Morgan Stanley Bank, N.A., and Amalgamated Bank (the “Participants” and the “PPP Participation Agreements”). Pursuant to the terms of the PPP Participation Agreements, NSBF originates PPP loans and sells to each of the Participants ninety percent (90%) participation interests in certain of the PPP loans originated by NSBF. Subsequently, UBS Bank USA and Stifel Bank entered into Amended and Restated PPP Participation Agreements with NSBF pursuant to which each of the banks purchase up to 100% participations in certain of the PPP loans originated by NSBF. In accordance with the terms of the PPP Participation Agreements and SBA regulations and guidance, NSBF, as the originating lender, must continue to hold the PPP loan note, the PPP loan documents and service the PPP loan (i.e., retain all servicing rights). Moreover, as the originating lender, NSBF is the party responsible to the SBA with respect to all servicing actions, including requests for advance purchases and loan forgiveness, and will be the party eligible for the guarantee purchase of the PPP loan. NSBF and the Participant share pari passu in all interest and principal payments made on the PPP loans, and further, NSBF has agreed that it will repurchase from the Participant on demand the Participant’s Percentage of any outstanding principal and interest under the applicable PPP Loan under certain conditions, including in the event of a loss due to fraud, gross negligence or willful misconduct on the part of NSBF or any failure to recover under the SBA Guarantee as a result of any deficiency in documenting or servicing such PPP Loan by NSBF.

As of May 8, 2020, NSBF funded approximately 1,930 PPP loans totaling approximately $666 million of PPP loans and had processed and obtained SBA E-Tran (loan guarantee) numbers for an additional $464 million of PPP loans, which NSBF anticipates funding during the second quarter upon, among other things, borrowers providing final documentation, however, there is no assurance that NSBF will fund 100% of these PPP loans.

Due to what has been described as a technical drafting error, the CARES Act and the Paycheck Protection Program did not create separate authorization levels for the SBA 7(a) program and the Paycheck Protection Program. As a result, the SBA 7(a) program’s fiscal year ending September 30, 2020 $30 billion lending authority will be voided until July 1, 2020 once the amount authorized for PPP is committed, which could leave the SBA 7(a) program temporarily unfunded. On April 29, 2020, U.S. Senators Marco Rubio and Ben Cardin, Chairman and Ranking Member of the Senate Committee on Small Business and Entrepreneurship, sent a bipartisan letter to Steven Mnuchin, Secretary of the U.S. Department of the Treasury, and Jovita Carranza, Administrator of the SBA, urging the agencies to provide an immediate administrative fix to ensure the continued operation of the SBA 7(a) loan program. If the SBA 7(a) program becomes unfunded, NSBF will not be able to originate SBA 7(a) loans until such funding is restored.

The CARES Act also will provide certain subsidies to certain existing SBA 7(a) borrowers. Specifically, under the CARES Act, the SBA will pay all principal, interest, and fees on existing performing SBA 7(a) loans for six months beginning with such borrowers’ April 2020 payments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Uncertainty with respect to the economic effects of the COVID-19 pandemic has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below.
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
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents and restricted cash) which was approximately $70,525,000 at March 31, 2020. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. As of March 31, 2020, cash deposits in excess of insured amounts totaled approximately $50,159,000.

ITEM 4. CONTROLS AND PROCEDURES..

As of March 31, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of business, the Company and its wholly-owned portfolio companies may from time to time be party to lawsuits and claims. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit. The Company is not currently involved in any litigation matters that are expected to have a material impact on the Company’s financial condition. For legal proceedings involving controlled portfolio companies, refer to Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

As a result of a prior litigation with the Federal Trade Commission (the “FTC”), NMS voluntarily entered into, and is presently operating under, a permanent injunction with respect to certain of its business practices.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. In addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, the following are additional risk factors that we believe are relevant to our business.

Curtailment of the government-guaranteed loan programs could adversely affect our results of operations.

Although the program has been in existence since 1953, there can be no assurance that the federal government will maintain the SBA 7(a) loan program, or that it will continue to guarantee loans at current levels. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit. If we cannot continue originating and selling government-guaranteed loans, we will generate fewer origination fees and our ability to generate gains on the sale of loans will decrease. From time-to-time, the government agencies that guarantee these loans reach their internal budgeted limits and cease to guarantee loans for a stated time period. In addition, these agencies may change their rules for extending loans. Also, Congress may adopt legislation that would have the effect of discontinuing or changing the SBA’s programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. If these changes occur, the volume of loans to SMBs and industrial borrowers of the types that now qualify for government-guaranteed loans could decline, as could the profitability of these loans.

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

A governmental failure to fund the SBA could adversely affect NSBF’s SBA 7(a) loan originations and our results of operations.

We are dependent upon the Federal government to maintain the SBA 7(a) Program. NSBF’s lending business could be materially and adversely affected by circumstances or events limiting the availability of funds for this program. In October 2013, Congress failed to approve a budget, which, in turn, eliminated availability of funds for the SBA 7(a) program. At the time, the government shutdown affected SBA 7(a) lenders’ ability to originate SBA 7(a) loans. More recently, the government shut down in January 2018 due to a lapse in appropriations, and the SBA closed all non-disaster related programs and activities, including the SBA 7(a) program. The government could again fail to fund the SBA which would affect NSBF’s ability to originate government guaranteed loans and to sell the government guaranteed portions of those loans in the secondary market. Any failure to fund the SBA could adversely affect NSBF’s SBA 7(a) loan originations and our results of operations.

Moreover, due to what has been described as a technical drafting error, the CARES Act and the Paycheck Protection Program did not create separate authorization levels for the SBA 7(a) program and the Paycheck Protection Program. As a result, the SBA 7(a) program’s fiscal year ending September 30, 2020 $30 billion lending authority will be voided until July 1, 2020 once the amount authorized for PPP is committed, which could leave the SBA 7(a) program temporarily unfunded. On April 29, 2020, U.S. Senators Marco Rubio and Ben Cardin, Chairman and Ranking Member of the Senate Committee on Small Business and Entrepreneurship, sent a bipartisan letter to Steven Mnuchin, Secretary of the U.S. Department of the Treasury, and Jovita Carranza, Administrator of the SBA, urging the agencies to provide an immediate administrative fix to ensure the continued operation of the SBA 7(a) loan program. If the SBA 7(a) program becomes unfunded, NSBF will not be able to originate SBA 7(a) loans until such funding is restored.

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
Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur US federal excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net longterm capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level US federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a 4% US federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2020 until as late as December 31, 2021. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to the COVID-19 pandemic or other disruptions in the economy, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to later in the year or the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed in "Item 1A. Risk Factors" in our most recent Annual Report on Form 10-K under “We may in the future choose to pay dividends in our own stock, in which case investors may be required to pay tax in excess of the cash they receive.”

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

The extent of the impact of any public health emergency, including the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies.

These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information. As a result, our valuations may not show the completed or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. The recent global outbreak of COVID-19 (more commonly known as the Coronavirus) has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Many manufacturers of goods around the world have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

In an economic downturn, our non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may negatively impact the secondary market for the sale of guaranteed portions of U.S. Small Business Administration 7(a) loans, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

In August 2011 and then affirmed in August 2013, Standard & Poor’s Rating Services lowered its long term sovereign credit rating on the U.S. from “AAA” to “AA+”. Additionally, in January of 2012, Standard & Poor’s Rating Services lowered its long term sovereign credit rating for several large European countries. These ratings negatively impacted global markets and economic conditions. Although U.S. lawmakers have taken steps to avoid further downgrades, U.S. budget deficit concerns and similar conditions in Europe, China and elsewhere have increased the possibility of additional credit rating downgrades and worsening global economic and market conditions. The current political climate has also intensified concerns about a potential trade war between the United States and China in connection with each country’s recent proposed tariffs on the other country’s products. There can be no assurance that current or future governmental measures to mitigate these conditions will be effective. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In October 2014, the Federal Reserve announced that it was concluding its bond buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. The Federal Reserve raised the Federal funds rate throughout the course of 2015 through 2018 and then pivoted in the fourth quarter of 2018 towards easier monetary policy and cut rates several times in 2019. Most recently, in March 2020, in response to the recent global outbreak of COVID-19 (more commonly known as the Coronavirus), the Federal Reserve announced a $700 billion quantitative easing program and further reduced the Federal funds rate to near-zero. This development, along with the United States government’s credit and deficit concerns, concerns about financial stability in Europe and an economic slowdown in China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt and equity markets on favorable terms.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), the Company and NSBF are subject to additional credit risks and risks of litigation from NSBF’s customers or other parties regarding NSBF’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress approved additional funding for the PPP of approximately $320 billion on April 24, 2020. NSBF is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there has been some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which may expose the Company and NSBF to risks relating to noncompliance with the PPP. As of May 8, 2020, NSBF has funded of approximately 1,930 PPP loans totaling approximately $666 million though the PPP program. Since the opening of the PPP, several large banks participating in the PPP have been subject to litigation regarding the process and procedures that such banks have used in processing applications for the PPP. The Company and NSBF may be exposed to the risk of litigation, from both customers and non-customers that approached the Company and NSBF regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or NSBF and is not resolved in a manner favorable to the Company or NSBF, it may result in significant financial liability or adversely affect the Company’s or NSBF’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In May 2020, the Company became aware of the putative class action styled American Video Duplicating, Inc. et al v. Citigroup Inc. et al. (C.D. Cal. 20-cv-03815) (the “Action”), which asserts claims under the California Unfair Business Practices Law in connection with the alleged failure of lenders to pay agent fees under the Paycheck Protection Program (“PPP”). While the action fails to assert any specific allegations of wrongdoing by the Company or NSBF, the Action names “Newtek Business Services, Inc.” [sic] as one of the 4,990 PPP lender defendants in the Action. The Company believes the claims asserted in the Action against the Company or NSBF are meritless, and intends to vigorously defend itself in the Action. See “Subsequent Events.”

NSBF also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by NSBF, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by NSBF, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

In addition, in order to facilitate NSBF’s participation as an authorized lender in the PPP, during the second quarter of 2020, NSBF entered into PPP Loan Participation Agreements with UBS Bank USA, Stifel Bank, Amalgamated Bank and Morgan Stanley Bank, N.A. (the “Participants” and the “PPP Participation Agreements”). Pursuant to the terms of the PPP Participation Agreements, NSBF originates PPP loans and sells to each of the Participants ninety percent (90%) participation interests in certain of the PPP loans originated by NSBF. Subsequently, UBS Bank USA, Stifel Bank and Amalgamated Bank entered into Amended and Restated PPP Participation Agreements with NSBF pursuant to which each of the banks may purchase up to 100% participations in certain of the PPP loans originated by NSBF. In accordance with the terms of the PPP Participation Agreements, and SBA regulations and guidance, NSBF, as the originating lender, must continue to hold the PPP loan note, the PPP loan documents and service the PPP loan (i.e., retain all servicing rights). Moreover, as the originating lender, NSBF is the party responsible to SBA with respect to all servicing actions, including requests for advance purchases and loan forgiveness, and will be the party eligible for the guarantee purchase of the PPP loan. Moreover, NSBF has agreed that it will repurchase from the Participants on demand the Participants’ Percentage of any outstanding principal and interest under the applicable PPP Loan under certain conditions, including in the event of a loss due to fraud, gross negligence or willful misconduct on the part of NSBF or any failure to recover under the SBA Guarantee as a result of any deficiency in documenting or servicing such PPP Loan by NSBF.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

Table of Contents

ITEM 6. EXHIBITS.

Number	Description
31.1*	Certification by Principal Executive Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2*	Certification by Principal Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1**	Certification by Principal Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2**	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES CORP.

Date: May 11, 2020	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: May 11, 2020	By:	/S/ CHRISTOPHER TOWERS
Christopher Towers
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)