Form 10-Q
period 2020-06-30
Newtek Business Services Corp.
filed 2020-08-10
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2020, there were 21,183,527 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

Table of Contents

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to Newtek Business Services Corp. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2010-1 Trust	Newtek Small Business Loan Trust, Series 2010-1, terminated in March 2019
2013-1 Trust	Newtek Small Business Loan Trust, Series 2013-1, terminated in October 2018
2014-1 Trust	Newtek Small Business Loan Trust, Series 2014-1, terminated in July 2019
2016-1 Trust	Newtek Small Business Loan Trust, Series 2016-1
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1
2019-1 Trust	Newtek Small Business Loan Trust, Series 2019-1
2021 Notes	7.00% Notes due 2021, redeemed in March 2018
2022 Notes	7.50% Notes due 2022, redeemed in August 2019
2023 Notes	6.25% Notes due 2023
2024 Notes	5.75% Notes due 2024
Amended 2019 ATM Distribution Agreement	First Amendment and Supplement to the Equity Distribution Agreement, dated as of February 28, 2020, by and among the Company and the placement agents
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
2017 ATM Equity Distribution Agreement	Second Amended and Restated Equity Distribution Agreement, dated August 31, 2018 by and among the Company and the placement agents
2019 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated July 10, 2019 by and among the Company and the placement agents
2020 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated June 25, 2020 by and among the Company and the placement agents
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
Code	Internal Revenue Code of 1986, as amended
DRIP	The Company's dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Equity Incentive Plan	The Company's 2015 Equity Incentive Plan
Exchange Act	Securities and Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
LIBOR	London Interbank Offered Rate
NAV	Net Asset Value
NBL Facility	Revolving Credit and Security Agreement between NBL SPV1, LLC, a wholly-owned subsidiary of NBL and Capital One
Related Party RLOC	Unsecured revolving line of credit agreement between NMS as lender and Newtek as borrower
PLP	Preferred Lender Program, as authorized by the SBA
PPP	Paycheck Protection Program
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SBLC	Small Business Lending Company

SEC	Securities and Exchange Commission
SMB	Small-and-medium sized businesses
Sterling	Sterling National Bank
Sterling Receivable and Inventory Facility	Loan and Security Agreement between NBC and Sterling, as lender to fund accounts receivable and inventory financing arrangements
Taxable Subsidiaries	Companies formed by Newtek which are taxed as corporations for income tax purposes
Trustee	U.S. Bank, National Association
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States

Portfolio Companies and Subsidiaries
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
NBL	Newtek Business Lending, LLC, a wholly-owned controlled portfolio company
NCL	Newtek Conventional Lending, LLC, a 50% owned portfolio company
Exponential	Exponential Business Development Co., Inc., a Taxable Subsidiary
NMS	Newtek Merchant Solutions, LLC (formerly Universal Processing Services of Wisconsin LLC), a wholly-owned controlled portfolio company
Premier	Premier Payments LLC, a former wholly-owned controlled portfolio company which merged into NMS at December 31, 2018
Mobil Money	Mobil Money, LLC, a wholly-owned controlled portfolio company
NTS	Newtek Technology Solutions, Inc., a wholly-owned controlled portfolio company
IPM	International Professional Marketing, Inc., a wholly-owned controlled portfolio company
SIDCO	SIDCO, LLC dba Cloud Nine Services, a wholly-owned controlled portfolio company
EWS	Excel WebSolutions, LLC, a wholly-owned controlled portfolio company
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a wholly-owned controlled portfolio company
SBL	Small Business Lending, LLC, a wholly-owned controlled portfolio company
BSP	ADR Partners, LLC dba banc-serv Partners, LLC, a wholly-owned controlled portfolio company
NPS or PMT	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a wholly-owned controlled portfolio company
NIA	Newtek Insurance Agency, LLC, a wholly-owned controlled portfolio company
TAM	Titanium Asset Management LLC, a wholly-owned controlled portfolio company
EMCAP	EMCAP Loan Holdings, LLC
POS	POS on Cloud, LLC, a controlled portfolio company

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (In Thousands, except for Per Share Data)
	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)	(Note 1)
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $423,554 and $429,697, respectively; includes $341,707 and $364,063, respectively, related to securitization trusts)	$404,937	$417,223
SBA guaranteed non-affiliate investments (cost of $19,881 and $23,345, respectively)	21,151	25,004
Controlled investments (cost of $123,705 and $107,300, respectively)	221,351	215,817
Non-control/affiliate investments (cost of $1,000 and $1,000, respectively)	1,000	1,000
Total investments at fair value	648,439	659,044
Cash	13,385	1,762
Restricted cash	40,213	31,445
Broker receivable	—	51,173
Due from related parties	5,274	2,972
Servicing assets, at fair value	25,511	24,411
Right of use assets	7,454	7,990
Other assets	25,781	18,614
Total assets	$766,057	$797,411

LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$23,640	$30,000
Notes due 2023 (par: $57,500 as of June 30, 2020 and December 31, 2019, Note 7)	56,269	56,035
Notes due 2024 (par: $63,250 as of June 30, 2020 and December 31, 2019, Note 7)	61,563	61,354
Notes payable - Securitization trusts (par: $246,931 and $276,637 as of June 30, 2020 and December 31, 2019, Note 7)	243,126	272,376
Dividends payable	11,685	—
Notes payable - related parties	—	12,163
Due to related parties	804	131
Lease liabilities	9,296	9,897
Deferred tax liabilities	9,465	12,405
Accounts payable, accrued expenses and other liabilities	22,763	20,824
Total liabilities	438,611	475,185

Commitment and contingencies (Note 8)
Net assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 20,905 and 20,530 issued and outstanding, respectively)	418	411
Additional paid-in capital	297,836	289,963
Accumulated undistributed earnings	29,192	31,852
Total net assets	327,446	322,226
Total liabilities and net assets	$766,057	$797,411
Net asset value per common share	$15.66	$15.70

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment income
From non-affiliate investments:
Interest income - PPP loans	$34,657	$—	$34,657	$—
Interest income - SBA 7(a) loans	6,189	7,034	13,511	14,051
Servicing income	2,777	2,503	5,492	4,931
Other income	303	1,566	1,209	2,487
Total investment income from non-affiliate investments	43,926	11,103	54,869	21,469
From non-control/affiliate investments:
Dividend income	20	28	40	59
From controlled investments:
Interest income	480	218	937	435
Dividend income	2,268	2,800	6,650	5,950
Total investment income from controlled investments	2,748	3,018	7,587	6,385
Total investment income	46,694	14,149	62,496	27,913
Expenses:
Salaries and benefits	3,740	3,484	7,187	7,072
Interest	4,604	4,712	9,788	9,447
Depreciation and amortization	104	124	219	253
Professional fees	1,207	643	2,171	1,627
Origination and loan processing	2,722	2,128	4,546	3,781
Origination and loan processing - related party	3,095	2,471	5,733	4,659
Change in fair value of contingent consideration liabilities	—	9	54	55
Other general and administrative costs	1,475	1,657	3,333	3,084
Total expenses	16,947	15,228	33,031	29,978
Net investment income (loss)	29,747	(1,079)	29,465	(2,065)
Net realized and unrealized gains (losses):
Net realized gain (loss) on non-affiliate investments - SBA 7(a) loans	(1,214)	12,051	3,299	21,395
Net unrealized depreciation on SBA guaranteed non-affiliate investments	(200)	(382)	(383)	(312)
Net unrealized depreciation on SBA unguaranteed non-affiliate investments	(1,633)	(4,572)	(6,144)	(1,943)
Net unrealized (depreciation) appreciation on controlled investments	(82)	4,865	(10,871)	2,918
Change in deferred taxes	29	(1,294)	2,940	(765)
Net unrealized depreciation on servicing assets	(1,180)	(911)	(92)	(1,467)
Net realized and unrealized gains (losses)	$(4,280)	$9,757	$(11,251)	$19,826
Net increase in net assets resulting from operations	$25,467	$8,678	$18,214	$17,761
Net increase in net assets resulting from operations per share	$1.22	$0.45	$0.88	$0.93
Net investment income (loss) per share	$1.42	$(0.06)	$1.42	$(0.11)
Dividends and distributions declared per common share	$0.56	$0.46	$1.00	$0.86
Weighted average number of shares outstanding	20,893	19,113	20,815	19,058

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Increase in net assets:
Net investment income (loss)	$29,747	$(1,079)	$29,465	$(2,065)
Net realized gain (loss) on investments	(1,214)	12,051	3,299	21,395
Net unrealized depreciation on investments	(3,066)	(2,294)	(14,550)	(1,569)
Net increase in net assets resulting from operations	25,467	8,678	18,214	17,761
Distributions to common stockholders	(11,684)	(8,741)	(20,790)	(16,315)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	—	261	224	479
Stock-based compensation expense	139	118	310	278
Purchase of vested stock for employee payroll tax withholding	(48)	(76)	(48)	(76)
Issuance of common stock, net of offering costs	1,107	1,106	7,310	3,650
Net increase in net assets from capital share transactions	1,198	1,409	7,796	4,331
Impact of ASC 842 adoption	—	—	—	130
Total (decrease) increase in net assets	14,981	1,346	5,220	5,907
Net assets at beginning of period	312,465	292,006	322,226	287,445
Net assets at end of period	$327,446	$293,352	$327,446	$293,352
Common shares outstanding at end of period	20,905	19,137	20,905	19,137
Capital share activity:
Shares issued under dividend reinvestment plan	—	12	18	24
Shares issued in connection with sales of common stock	70	53	360	188
Purchase of vested stock for employee payroll tax withholding	(3)	(4)	(3)	(4)
Restricted shares issued under Equity Incentive Plan, net of forfeitures	—	2	—	10
Net increase in capital activity	67	63	375	218

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$18,214	$17,761
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized depreciation (appreciation) on controlled investments	10,871	(2,918)
Net unrealized depreciation (appreciation) on non-affiliate investments	6,527	2,255
Net unrealized (appreciation) depreciation on servicing assets	92	1,467
Net realized gains on non-affiliate investments	(3,298)	(21,395)
Allowance for doubtful accounts	—	(60)
Change in fair value of contingent consideration liabilities	54	55
Amortization of deferred financing costs	969	902
Deferred income taxes	(2,940)	765
Depreciation and amortization	218	253
Purchase of loans	(5,522)	—
Funding of guaranteed non-affiliate SBA loans	(1,163,301)	(163,933)
Funding of unguaranteed non-affiliate SBA loans	(17,379)	(56,447)
Funding of controlled investments	(17,580)	(6,198)
Proceeds from sale of non-affiliate SBA loans	1,167,376	192,830
Principal received on SBA non-affiliate investments	31,374	20,930
Principal received from controlled investments	475	1,485
Return of investment from controlled investments	700	500
Other, net	(36)	46
Changes in operating assets and liabilities:
Broker receivable	51,173	(5,916)
Due to/from related parties	(1,629)	(272)
Other assets	(6,109)	(581)
Accounts payable, accrued expenses and other liabilities	1,820	(4,838)
Capitalized servicing asset	(1,192)	(3,506)
Other, net	(43)	103
Net cash provided by (used in) operating activities	70,834	(26,712)
Cash flows from investing activities:
Purchase of fixed assets	(10)	(111)
Cash flows from financing activities:
Net borrowings on bank notes payable	(6,360)	59,909
Proceeds from common shares sold, net of offering costs	7,310	3,650
Net (repayments) proceeds under related party line of credit	(12,163)	7,223
Payments on Notes Payable - Securitization Trusts	(29,706)	(29,661)
Dividends paid	(8,882)	(15,836)
Additions to deferred financing costs	(584)	(55)
Purchase of vested stock for employee payroll tax withholding	(48)	(77)
Net cash provided by (used in) financing activities	(50,433)	25,152
Net increase (decrease) in cash and restricted cash	20,391	(1,671)

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Six Months Ended June 30,
	2020	2019
Cash and restricted cash—beginning of period (Note 2)	33,207	31,350
Cash and restricted cash—end of period (Note 2)	$53,598	$29,679

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$358	$489
Dividends declared but not paid during the period	$11,685	$—
Issuance of common shares under dividend reinvestment plan	$224	$479

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Heriz Gallery Inc dba Pineville Rug Gallery	(#)	312 Main St., Pineville, NC 28134	Textile Product Mills	Term Loan	Prime plus 2.75%	4/6/2045	$99.9	$99.9	$107.1	0.03%
Alliance Heating & Air Conditioning, Inc.	(#)	570 W Olive Ave,, Merced, CA 95348	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/6/2030	754.5	754.5	607.2	0.19%
Terry and Tammy Jacobsen, Inc dba Appliance Recycling	(#)	112 Forrest Rd, Morgan City, LA 70380	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	4/3/2030	338.1	338.1	270.5	0.08%
Terry & Tammy Jacobsen, Inc.dba Appliance Recycling Outlet	(#)	1714 E Oakton St, Des Plaines, IL 60018	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	4/3/2045	849.0	849.0	866.9	0.26%
Profit Stewards, LLC	(#)	6470 State St., Saginaw, MI 48603	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/2/2030	43.5	43.5	36.0	0.01%
AOC Key Solutions, Inc	(#)	575 Harkrider St., Conway, AR 72032	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/2/2030	805.4	805.4	723.5	0.22%
Caplan Home Care, LLC	(#)	56 New County Rd, Rockland, ME 04841	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/1/2045	880.2	880.2	914.7	0.28%
Montana Custom Log Homes, Inc.	(#)	2741 West 76th St., Hialeah, FL 33016	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2045	365.2	365.2	402.5	0.12%
JS Randhawa, Inc. dba Deli Delicious 34, SK Randhawa Inc. HSR Inc & R	(#)	831 Richie Highway, Severna Park, MD 21146	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2030	98.8	98.8	86.4	0.03%
Blackwater Diving LLC	(#)	18121 Tuckerton Rd, Ste 130, Cypress, TX 77433	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/30/2030	370.4	370.4	317.7	0.10%
Suburban Transmission of Northern Illinois, Inc.	(#)	4810 Vicksburg St., Dallas, TX 75207	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/27/2045	149.6	149.6	165.7	0.05%
Tomco Inc. dba Rental City dba Tomco Equiptment Sales	(#)	2511 S Jefferson Ave, St. Louis, MO 63104	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/27/2030	22.2	22.2	17.7	0.01%
Dunaway and Hart, Inc	(#)	668 Elm St., Tionesta, PA 16353	Real Estate	Term Loan	Prime plus 2.75%	3/26/2030	49.4	49.4	39.4	0.01%
Yachting Solutions, LLC	(#)	192 E Main St, Mansfield, OH 44904	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/24/2030	180.3	180.3	165.5	0.05%
Supermarket Source, Inc	(#)	8900 Strength Ave, New Port Richie, FL 34655	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/24/2030	209.9	209.9	217.5	0.07%
Kris-Leigh Catered Living at Severna Park,LLC	(#)	5701 Brittmoore Rd, Houston, TX 77041	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/20/2030	523.5	523.5	542.5	0.17%
Patoruzu Inc dba Sharkey's Cuts for Kids	(#)	73 Taylor Rd, Warton, NJ 07885	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/20/2030	13.5	13.5	10.8	—%
Firefly Developement LLC dba Firefly Earthworks	(#)	4225 W Capitol Ave, West Sacramento, CA 95691	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/19/2045	299.6	299.6	301.2	0.09%
Mid Ohio Hospitality, LLC dba Bucks Bar and Grill	(#)	630 S 1st St, San Jose, CA 95113	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/17/2045	228.6	228.6	256.9	0.08%
Forest Scientific Corporation	(#)	15130 SE 82nd Dr, Clackamas, OR 97015	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/17/2030	74.1	74.1	76.8	0.02%
Coffeestamp LLC	(#)	1430 Towne Lake Pkwy, Woodstock, GA 30189	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/17/2030	4.4	4.4	4.0	—%
Kanga Lean, Inc. dba F45 Training Trinity	(#)	20 & 68 Westfield Rd, Nicholls, GA 31554	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/16/2030	58.8	58.8	49.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Integrated Equipment Inc; Intergrated Elastomers Inc	(#)	5772 Miami Lakes Drive, Miami Lakes, FL 33014	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/13/2045	1,246.3	1,246.3	1,400.9	0.43%
Stretch of NW Georgia, LLC dba Stretch Zone	(#)	10010 North Hampton Cove Lane, Indianapolis, IN 46236	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/13/2030	14.5	14.5	11.6	—%
Signet Media dba Signet Media inc.	(#)	1740 September Ave, Memphis, TN 38116	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2030	339.5	339.5	351.5	0.11%
Astoria-Pacific Inc	(#)	3100 NW 72nd Ave, Miami, FL 33122	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	3/13/2030	123.5	123.5	127.9	0.04%
Mark Allen Taylor dba Taylor Auction	(#)	1390 Broadway Ste C, Placerville, CA 95667	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/13/2030	137.3	137.3	117.9	0.04%
Rapid Trucking and	(#)	2342 NY- 37, Port Covington, NY 12937	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2045	760.2	760.2	854.5	0.26%
Native Fields Landscaping LLC and My Two Girls LLC	(#)	1065 Tower Hill Rd, North Kingstown, RI 2852	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/13/2045	387.6	387.6	416.0	0.13%
GQ Investments LLC	(#)	512 E 11th St, Houston, TX 77008	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/12/2030	148.2	148.2	118.3	0.04%
C3 Capital, Inc	(#)	65 Boston Post Rd W Ste 390, Marlborough, MA 01752	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/11/2030	559.3	559.3	543.2	0.17%
Quarles Service Systems, Inc.	(#)	974 Commercial St, Palo Alto, CA 94303	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/10/2045	95.9	95.9	100.3	0.03%
Blue Dot Trading Inc	(#)	10624 South Eastern Ave Stes R & S, Hendersen, NV 89502	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/10/2030	55.6	55.6	44.4	0.01%
The Ugly Mug's Coffee and Tea Inc.	(#)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2030	37.7	37.7	30.1	0.01%
Peter & Suzanne Scott, Inc., Phillip Showen & Bryan Phelan	(#)	1544 Lane Park Cut off, Tavares, FL 32778	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/6/2030	138.3	138.3	133.1	0.04%
KR Enterprises, Inc. dba Carriage Inn	(#)	1 Market Pl #10, Essex Junction, VA 5452	Accommodation	Term Loan	Prime plus 2.75%	3/6/2045	319.0	319.0	329.7	0.10%
Advans IT Services, Inc.	(#)	1622-1624 N. Mannheim Rd, Stone Park, IL 60165	Other Information Services	Term Loan	Prime plus 2.75%	3/6/2030	123.5	123.5	98.6	0.03%
Outcome Driven Innovation dba Spracht; Celltek, ODI, ODI Security	(#)	110 2nd Ave South, Pacheco, CA 94553	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/6/2030	382.7	382.7	305.6	0.09%
Big Brand Management LTD. CO. dba Ivox Media	(#)	15735 Spectrum Drive, Addison, TX 75001	Real Estate	Term Loan	Prime plus 2.75%	3/6/2030	65.4	65.4	60.3	0.02%
Minifox Inc. dba Pho Hoa and Jazen Tea	(#)	6938 Westover St., Houston, TX 77087	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/5/2030	74.1	74.1	60.3	0.02%
Jones Roger Sherman Inn, Inc. dba Jones Roger Sherman Inn	(#)	13600 Mustang Drive, Mead, CO 80542	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/4/2030	28.8	28.8	29.8	0.01%
Chet Lemon Enterprises, Inc. dba All American Sports	(#)	1643 NW Dove Ct, Stuart, FL 34994	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/3/2030	106.7	106.7	111.0	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
14th State Learning, LLC dba Sylvan Learning, LLC	(#)	2401 Wrightsville Ave, Wilmington, NC 28403	Educational Services	Term Loan	Prime plus 2.75%	3/2/2030	50.9	50.9	41.1	0.01%
Toju Bay Inc. dba Fiesta Americana Restaurand and Club	(#)	8809 N Grove Ave, Rancho Cucamonga, CA 91730	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2045	454.3	454.3	494.6	0.15%
Custom Garages	(#)	4001 S Wayne Rd, Wayne, MI 48154	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2030	136.2	136.2	114.4	0.03%
LCSM Logistics Inc	(#)	1921 Las Plumas Ave Ste B, San Jose, CA 95133	Couriers and Messengers	Term Loan	Prime plus 2.75%	2/28/2030	83.6	83.6	66.7	0.02%
Breakers Electric, LLC dba Merrill Sports	(#)	197 Ewell Rd, Williamsburg, VA 23188	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/27/2030	10.3	10.3	8.2	—%
GRSC, Inc.	(#)	20502 Forestview, Magnolia, TX 77355	Construction of Buildings	Term Loan	Prime plus 2.75%	2/27/2030	22.1	22.1	19.2	0.01%
Crux Solutions LLC dba Waddell's Riverside Funeral Directors	(#)	7215 Waelti Drive, Melbourne, FL 32940	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/27/2045	80.7	80.7	85.7	0.03%
Feras Alshadaida dba Allura Dairy	(#)	55 Northern Blvd, Ste 103, Great Neck, NY 11021	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/26/2030	59.4	59.4	49.8	0.02%
M & L ENTERPRIZES, LLC	(#)	10265 Normandy Blvd, Jacksonville, FL 32221	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/26/2030	49.1	49.1	50.9	0.02%
Abe Chahrour Investment, LLC	(#)	285 W Central Pkwy, Altamonte Springs, FL 32714	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/25/2045	22.1	22.1	24.8	0.01%
Bora Enterprises, LLC	(#)	4313 Collingtree Drive, Rockledge, FL 32955	Truck Transportation	Term Loan	Prime plus 2.75%	2/21/2030	12.5	12.5	10.0	—%
Skimino Enterprises LLC	(#)	3453 North Panam Expressway, San Antonio, TX 78219	Support Activities for Transportation	Term Loan	Prime plus 2.75%	2/21/2030	73.6	73.6	58.8	0.02%
Sherwood Sporthorses Inc.	(#)	116 North Austin St., Oak Grove, MO 64075	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2045	137.8	137.8	154.9	0.05%
Bell Oak LLC dba Bell Oak Academy & Paradise Strategics LLC	(#)	45240 Business Court, Sterling, VA 20166	Social Assistance	Term Loan	Prime plus 2.75%	2/21/2045	375.9	375.9	375.3	0.11%
Alex Roit Chiropractic, P. C	(#)	54-58 Glocker Way, Pottstown, PA 19465	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/19/2030	19.6	19.6	15.6	—%
Little Feet Academy of Jacksonville, LLC	(#)	333 Birch Hills Dr, Rochester, NY 14622	Social Assistance	Term Loan	Prime plus 2.75%	2/17/2045	47.1	47.1	48.0	0.01%
Romo Medical Equiptment LLC	(#)	462-482 Chattahoochee St., Cornelia, GA 30531	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/14/2030	490.9	490.9	391.9	0.12%
E Center Marketing LLC	(#)	1300 Ridenour Blvd, Kennesaw, GA 30152	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/14/2030	22.1	22.1	17.7	0.01%
All Modes Transportation & Logistics LLC	(#)	9980 Dell Rd, Eden Prairie, MN 55347	Support Activities for Transportation	Term Loan	Prime plus 6.5%	2/14/2030	12.3	12.3	11.6	—%
Red Rock Government Serviice, LLC	(#)	12408 Kingsview St., Bowie, MD 20721	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/13/2030	168.1	168.1	151.2	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Lesher Transportation and Shipping, LLC	(#)	321 White Dogwood Lane, Ocoee, FL 34761	Truck Transportation	Term Loan	Prime plus 2.75%	2/13/2030	14.0	14.0	13.0	—%
Shaw, Ltd dba Fitness 1440 North Coventry	(#)	6967 Hancock Drive, Port St Lucie, FL 34952	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/13/2030	59.6	59.6	50.7	0.02%
Damiano Global Corp.	(#)	6110 W Capitol Drive, Milwaukee, WI 53216	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/10/2030	49.1	49.1	39.2	0.01%
Fortson Janitorial Inc	(#)	2001 S County Rd 400 W, Greencastle, IN 46135	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/5/2045	107.0	107.0	120.3	0.04%
2'N1 Home and lawn LLC dba N1 Home an Lawn LLC	(#)	8 Campus Drive. Ste 105, Parsippany, NJ 07054	Administrative and Support Services	Term Loan	Prime plus 6.5%	2/3/2030	12.3	12.3	11.6	—%
A1 Radon Services, LLC	(#)	1547 Main St., Dunedin, FL 34698	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	1/31/2030	87.6	87.6	69.9	0.02%
Thisaflycloset, LC	(#)	65 Lindsey Lane, Havana, FL 32333	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 6.5%	1/30/2030	12.3	12.3	11.6	—%
Adorable Home Heath Care LLC	(#)	1433 Chestnut St., Macon, GA 31201	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/30/2030	41.0	41.0	32.7	0.01%
3 Fat Labs Inc. and Energy Conservation Solution Inc.	(#)	115 Pomona Drive, Greensboro, NC 27402	Rental and Leasing Services	Term Loan	Prime plus 2.75%	1/30/2045	279.7	279.7	288.2	0.09%
AA WST LLC	(#)	115 Pomona Drive, Greensboro, NC 27407	Nonstore Retailers	Term Loan	Prime plus 2.75%	1/30/2030	21.7	21.7	19.4	0.01%
Daftarnow Inc dba Venture X Parsippany	(#)	15822 Caminito Cantaras, Del Mar, CA 92014	Real Estate	Term Loan	Prime plus 2.75%	7/30/2030	84.0	84.0	67.3	0.02%
Spinnaker PSL Inc., Spinnaker Subs- N-Shine& Spinnaker Vero Inc	(#)	3602 Rock Bay Drive, Louisville, KY 40245	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	1/30/2045	314.8	314.8	317.4	0.10%
Codame Enterprises LLC dba Firehouse Subs	(#)	16362 Cherokee Rd, Brooksville, FL 34601	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2030	103.2	103.2	82.4	0.03%
Havana Knights LLC	(#)	357 Dayton Valley Rd, Dayton, NV 89403	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/27/2030	38.6	38.6	33.8	0.01%
Amina Financial Solutions LLC dba Expat Tax Solutions	(#)	9200 SE 91st Ave STE 340, Happy Valley, OR 97086	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/24/2030	20.5	20.5	16.4	0.01%
Affinity Integrated Solutions Inc.	(#)	908 4th Ave, Decatur, AL 35601	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/23/2045	298.4	298.4	307.1	0.09%
Affinity Integrated Solutions Inc	(#)	18801 North Thompson Peak Pkwy, Ste 240, Scottsdale, AZ 85255	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/23/2030	219.6	219.6	175.3	0.05%
Align Sports Management, LLC	(#)	2140 E Southlake Blvd L-503, Southlake, TX 76092	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	1/22/2030	22.0	22.0	17.7	0.01%
Emmalina LLC	(#)	1 Cragwood Rd, Ste 101, South Plainfield, NJ 07080	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/21/2030	6.7	6.7	6.1	—%
Motorsport Imagery, Inc	(#)	421 South Oak St, Pecos, TX 79772	Apparel Manufacturing	Term Loan	Prime plus 2.75%	1/17/2030	22.0	22.0	19.0	0.01%
Lyon Cubs LLC dba Dayton Valley Learning Center	(#)	101 Park St, Canton, NC 28716	Social Assistance	Term Loan	Prime plus 2.75%	1/16/2045	166.9	166.9	172.4	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
VetMed LLC	(#)	3 Flanders Rd, Bethlehem, CT 06751	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/10/2030	85.4	85.4	68.2	0.02%
Jordi X Kellogg, M.D.,P.C	(#)	3332 W Mulberry Drive, Mequon, WI 53092	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/10/2030	61.0	61.0	48.7	0.01%
Luster Custom Homes LLC	(#)	983 12th St., Vero Beach, FL 32960	Construction of Buildings	Term Loan	Prime plus 2.75%	1/10/2030	45.1	45.1	36.0	0.01%
CV Flores LLC dba A All Animal Control	(#)	2809 W. Atkinson Ave, Milwaukee, WI 53209	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/9/2030	5.9	5.9	4.9	—%
Global Information Technology, Inc	(#)	1001 Sacramento Ave, West Sacramento, CA 95605	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/31/2029	550.5	550.5	439.5	0.13%
Bearwaters Brewing Company	(#)	524 Sackett St., Brooklyn, NY 11217	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2044	255.8	255.8	275.7	0.08%
Nick's Country Kitchen, LLC	(#)	8780 Pershall Rd, Hazelwood, MO 63042	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2044	285.5	285.5	300.0	0.09%
Pecos Entertainment LLC dba State Theater	(#)	6555 NW 9th Ave, Fort Lauderdale, FL 33309	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/31/2029	126.1	126.1	130.7	0.04%
VIP Construction Group Inc.	(#)	157571 E Wausau Ave, Wausau, WI 54403	Construction of Buildings	Term Loan	Prime plus 2.75%	12/30/2029	60.6	60.6	62.6	0.02%
Kwik Stop dba Dilpreet Hundai	(#)	22940 Harlan Ln, St. Robert, MO 65584	Gasoline Stations	Term Loan	Prime plus 2.75%	12/30/2044	240.4	240.4	248.7	0.08%
Jauchem & Meeh Inc.dba Gregory Meeh Design;Jermy Chernick Design;J&M S	(#)	6555 NW 9th Ave, Fort Lauderdale, FL 33309	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/30/2029	266.8	266.8	246.6	0.08%
Kiddie Garden Child Development Center, LLC	(#)	2579 Fairview Ave North, Roseville, MN 55113	Social Assistance	Term Loan	Prime plus 2.75%	12/30/2044	42.7	42.7	46.3	0.01%
Spinnaker Vero Inc.	(#)	25150 W Warren Ave., Dearborn Heights, MI 48127	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/30/2044	782.2	782.2	789.6	0.24%
Larry J. Frick dba L & S Trucking	(#)	6151 S St., Anchorage, AK 99518	Truck Transportation	Term Loan	Prime plus 2.75%	12/30/2029	48.0	48.0	42.5	0.01%
Destination Hope, Inc. and The Academy for Addiction Professionals, In	(#)	25150 W Warren Ave., Dearborn Heights, MI 48127	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2044	372.4	372.4	388.3	0.12%
Home Decor Liquidators, LLC dba Home Decor Outlets;Home Decor Mattress	(#)	8712 60th Terrace South, Lake Worth, FL 33467	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2029	958.2	958.2	815.4	0.25%
Destination Hope, Inc, TrilogyTreatment & Wellness Center, Inc, The Ac	(#)	6151 A St., Anchorage, AK 99518	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2029	352.8	352.8	292.1	0.09%
Vance Ewing LLC	(#)	7302 Kirby Ave, Lubbock, TX 79424	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/30/2029	109.1	109.1	112.6	0.03%
Mankamana Holdings, LLc dba Perfect Brow Art, Mankamana Holdings, LLC	(#)	73 Memorial Pkwy, Atlantic Highlands, NJ 07716	Gasoline Stations	Term Loan	Prime plus 2.75%	12/27/2029	133.4	133.4	122.9	0.04%
Irony LLC dba Mulberry’s Garment Care	(#)	4541 N Dixie Hwy, Boca Raton, FL 33431	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/27/2029	1,011.3	1,011.3	831.3	0.25%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Pro-Tek Pest Control, Inc, Pro-Tek Nurseries, LLC, Pro-Tek Irrigation	(#)	1865 Wayzata Blvd, Long Lake, MN 55356	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	180.7	180.7	155.6	0.05%
American Landscaping Company and Ground Effects Landscaping, LLC	(#)	8712 60TH TER South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	642.3	642.3	707.8	0.22%
313 Air Duct LLC Dba Jouny Cleaning Services, M & J Restoration Emerge	(#)	3371 Glendale Blvd Ste 208, Los Angeles, CA 90039	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	248.3	248.3	265.4	0.08%
313 Air Duck LLC dba Jouny Cleaning Services, M & J Restoration Emerge	(#)	11788 Sample Rd, Coral Springs, FL 33065	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	157.2	157.2	138.7	0.04%
American Landscaping Company	(#)	219 NE 3rd St., Hallendale Beach, FL 33009	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	314.4	314.4	300.2	0.09%
Tatoo Tony's Under My Skin LLC	(#)	1451 Coral Ridge Ave, Coralville, IA 52241	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/27/2044	99.3	99.3	112.1	0.03%
QXC Communications, Inc	(#)	2851 Larimer St., Denver, CO 80205	Telecommunications	Term Loan	Prime plus 2.75%	12/27/2029	509.3	509.3	414.7	0.13%
Watearth Inc	(#)	2564 Branch St., Middleton, WI 53562	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2029	45.4	45.4	36.9	0.01%
Protek Pest Control, Inc. Pro-tek Nurseries LLC, Pro-Tek Irrigation	(#)	493 Wilson Mill Rd, New Wilmington, PA 16142	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	141.5	141.5	156.2	0.05%
A Family Member Homecare Group Inc, A Family Member Homecare Holdings,	(#)	512 E 11th St., Houston, TX 77008	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2044	117.9	117.9	122.6	0.04%
K&S Hardware LLC dba Gopher Ace	(#)	2301 N Marginal Rd, Cleveland, OH 44114	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2029	60.6	60.6	57.5	0.02%
Icebox Cafe L.C. and Icebox Pantry, LLC	(#)	512 E 11th St, Houston, TX 77008	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/26/2030	430.8	430.8	371.6	0.11%
Bhatti LLC 2, Bhatti LLC	(#)	901 Lily Creek Rd, Ste 102, Louisville, KY 40243	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/26/2029	109.1	109.1	91.6	0.03%
Richwood Enterprises, LLC, Richwood Transport LLC, Richwood Transport	(#)	6487 Taft St., Hollywood, CA 33024	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/24/2029	342.2	342.2	303.8	0.09%
Ink! Coffee Company	(#)	2431 14th Ave SE, Watertown, SD 57201	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2029	499.8	499.8	407.0	0.12%
Synergistic-Designs, LLC	(#)	706 W. 34th St., Austin, TX 78705	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/24/2029	7.3	7.3	5.9	—%
Aitheras Aviation Group, LLC and International Aviation Sales, Ltd.	(#)	4570 Pio Nono Ave, Macon, GA 31206	Air Transportation	Term Loan	Prime plus 2.75%	12/23/2029	511.7	511.7	438.5	0.13%
Food Civilization Services LLC and 1701 W 15th St LLC	(#)	2431 14th Ave SE, Watertown, SD 57201	Real Estate	Term Loan	Prime plus 2.75%	12/23/2044	149.0	149.0	166.5	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
512 E 11th Street LLC and Big Brand Management Ltd. Co.	(#)	1336 SW 8th St., Miami, FL 33135	Real Estate	Term Loan	Prime plus 2.75%	12/23/2044	331.5	331.5	362.4	0.11%
The Lamkin Group LLC and National Championship Enterprises LLC	(#)	200 N Furnace St, Birdsboro, PA 19508	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/23/2029	647.6	647.6	528.1	0.16%
Chris Farley DVM PA. dba Farley Veterinary Clinic	(#)	215 S Persimmon St, Tomball, TX 77375	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2029	13.1	13.1	13.6	—%
Freedom Enterprises, Inc	(#)	5428 Twilight Way, Parker, CO 80134	Truck Transportation	Term Loan	Prime plus 2.75%	12/20/2029	315.2	315.2	268.5	0.08%
Macon Arts Center LLC	(#)	4120 7th Ave, Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/20/2044	620.8	620.8	677.5	0.21%
La Tradicion Cubana Inc	(#)	7928 S 70th Lane, Laveen, AZ 85339	Miscellaneous Store Retailers	Term Loan	Prime plus 6.5%	12/20/2029	12.2	12.2	11.6	—%
Freedom Enterprises, Inc - New RE company to be formed	(#)	626 Trailwood Ct., Garland, TX 75043	Truck Transportation	Term Loan	Prime plus 2.75%	12/20/2044	206.1	206.1	223.2	0.07%
ACC International LLC	(#)	21221 Baron Lake Drive, Cedaredge, CO 81413	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2044	320.3	320.3	325.8	0.10%
Shaddai Aesthetics Inc	(#)	21221 Baron Lake Drive, Cedaredge, CO 81413	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2029	18.3	18.3	14.9	—%
Romain Tower Inc.	(#)	1657 Whiskey Rd., Aiken, SC 29803	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2044	889.6	889.6	892.7	0.27%
RWBB LLC	(#)	23022 La Cadena Dr, Laguna Hills, CA 92653	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2029	16.2	16.2	14.3	—%
New Casa Technologies, LLC	(#)	2705 US Highway 45 North, Henderson, TN 38340	Truck Transportation	Term Loan	Prime plus 2.75%	12/19/2029	7.9	7.9	6.6	—%
Nebulos, LLC	(#)	17 South Grand Ave, Pasadena, CA 91105	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2029	60.6	60.6	55.5	0.02%
MBK IT Services Inc.	(#)	3909 Ambassador Caffrey Pkwy, Building 1, Lafayette, LA 70503	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/19/2029	21.0	21.0	21.7	0.01%
Kuros, LLC	(#)	10 Covey Rd, Burlington, CT 06013	Accommodation	Term Loan	Prime plus 2.75%	3/19/2045	12.5	12.5	14.1	—%
Kuros, LLC	(#)	364 Rugby Rd, Cedarhurst, NY 11516	Accommodation	Term Loan	Prime plus 2.75%	12/19/2044	394.8	394.8	445.0	0.14%
GDIM Enterprises Inc dba AAMCO	(#)	785 Woodfern Drive, Hampshire, IL 60140	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/19/2029	18.9	18.9	17.0	0.01%
United Capital Group LLC	(#)	4370 Old US 25 Highway, Zirconia, NC 28790	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/19/2029	312.3	312.3	269.9	0.08%
Premier Gaming Solutions Inc	(#)	350 Mc Donnell St, Lewisville, TX 75057	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2029	10.9	10.9	11.3	—%
Skyfall LLC dba EZ Self Storage	(#)	7938 Wright Rd, Houston, TX 77041	Real Estate	Term Loan	Prime plus 2.75%	12/18/2044	145.3	145.3	163.8	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Louisiana Apple, LLC, Mountain Apple, LLC, Kentucky Apple, LLC	(#)	461 G St., Los Banos, CA 93635	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/18/2029	873.1	873.1	710.9	0.22%
The Burlington Academy of Learning LLC	(#)	350 Mc Donnell St, Lewisville, TX 75057	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2029	48.5	48.5	50.3	0.02%
Sago Technologies Inc. dba Jak Ecig	(#)	4100 W. Alameda Ave # 300, Burbank, CA 91505	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2029	228.0	228.0	236.3	0.07%
Pamela Bruner Enterprises, LLC	(#)	42 Campeau Place, Bergenfield, NJ 07621	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/17/2029	60.6	60.6	52.7	0.02%
HADD Corp	(#)	4325 E. University Drive, Ste 40, Prosper, TX 75078	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/17/2029	12.2	12.2	11.6	—%
Farain Saremi dba USA Produce	(#)	1009 E Capitol Expressway, San Jose, CA 95121	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/16/2044	471.8	471.8	503.2	0.15%
J and K Project Management Consultants dba A. C. T. Construction	(#)	2301 NW Thurman St., Portland, OR 97210	Construction of Buildings	Term Loan	Prime plus 2.75%	12/16/2029	201.5	201.5	206.2	0.06%
J and K Project Management Consultants LLC	(#)	14480 Alondra Blvd, La Mirada, CA 90638	Construction of Buildings	Term Loan	Prime plus 2.75%	12/16/2044	311.2	311.2	348.5	0.11%
Signco America LP & Sparkle corporation Inc.	(#)	112 Orchard St., Stamford, CT 06902	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/16/2044	1,241.6	1,241.6	1,400.1	0.43%
Dr Steven J Seidel	(#)	23 Saybrook Rd, Essex, CT 06426	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2029	78.8	78.8	64.3	0.02%
Math Enrichment, LLC	(#)	223 Ave B, Snohomish, WA 98290	Educational Services	Term Loan	Prime plus 2.75%	12/13/2029	194.0	194.0	158.0	0.05%
Jen Macias LLC dba Duende	(#)	1000 Settlers Landing Court, Wake Forest, NC 27587	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2029	7.9	7.9	6.4	—%
WURA LLC dba Dickey's Barbecue Pit	(#)	2141 E Anderson St, Stockton, CA 95205	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2029	88.0	88.0	74.4	0.02%
Essex Indoor Golf Center LLC	(#)	7473 Reese Rd #2, Sacramento, CA 95828	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/13/2029	76.4	76.4	67.7	0.02%
The Floor Covering Warehouse, Inc	(#)	5801 Cleveland Ave, Riverdale, MD 20737	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/13/2044	238.4	238.4	268.8	0.08%
Nulane Entertainment LLC	(#)	10904 Baltimore St NE, Blaine, MN 55449	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2029	7.3	7.3	5.9	—%
The Crane Guys, LLC	(#)	175 W Borgfeld Drive, San Antonio, TX 78260	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2029	1,211.0	1,211.0	1,078.9	0.33%
Abylex, Inc and Worpex LLC	(#)	99 Plum St, West Monroe, LA 71292	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2044	94.4	94.4	86.2	0.03%
Joyner5, Inc.dba British Swim School	(#)	134 Petaluma Blvd North, Petalumaca, CA 94952	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/12/2029	21.8	21.8	17.8	0.01%
Belle Properties Northwest, Inc.	(#)	10 Tremont Rd, Tremont, PA 17981	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/12/2044	130.4	130.4	140.9	0.04%
Stockton TRI Industries, LLC	(#)	1407 Lomaland Drive, El Paso, TX 79935	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/12/2044	1,100.2	1,100.2	1,179.2	0.36%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Chambers Funeral Home & Crematorium PA & Riverdale Park Crematory, LLC	(#)	16 Marble St., Worchester, MA 01603	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/11/2044	298.0	298.0	336.0	0.10%
Professional Plumbing Services of Nela, LLC	(#)	560 56th St SW, Grand Rapids, MI 49548	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2029	17.5	17.5	16.7	0.01%
CCD Construction Services LLC dba Clearwater Outdoor Design, CCD Exca	(#)	510 -512 Stone Rd, Benicia, CA 94510	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2044	111.7	111.7	118.9	0.04%
Vaughn Chiropractic, PLLC dba Catalyst Chiropractic and Rehab	(#)	10850 NW 138th St, Hialeah Gardens, FL 33018	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2029	40.3	40.3	32.9	0.01%
Ciel Du Mel LLC dba Lala's Creamery	(#)	2018 SE 6th Ave, Portland, OR 97214	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/10/2029	16.0	16.0	13.7	—%
SLCP Transport, LLC dba Aamco	(#)	200 Tuckerton Rd, Medford, NJ 08055	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2029	60.6	60.6	55.5	0.02%
Helping Hands Group Daycare dba Dawn to Dusk Learning and Child Care L	(#)	14006 Riverside Drive, Store No. 9270, Sherman Oaks, CA 91423	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2044	38.7	38.7	41.7	0.01%
Elita 7, LLC and Behavioral Nutrition Inc.	(#)	939 South 25th East, Ste. 115, Ammon, ID 83406	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/9/2029	291.0	291.0	272.3	0.08%
DB Talak LLC	(#)	413 Pond Meadow Rd, Westbrook, CT 06498	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/6/2044	152.5	152.5	171.9	0.05%
Scott's Hardware, Inc., dba Medford Inc	(#)	2500 Grand Ave, Billings, MT 59102	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 6.5%	12/6/2029	12.2	12.2	11.6	—%
Bay Area Metal Fabricarion LLC	(#)	601 Portion Rd, Store #17, Lake Ronkonkoma, NY 11779	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/6/2029	132.7	132.7	116.8	0.04%
Glen Lamb dba Lambs Tree And Plant Health Care	(#)	437 N. Battlefield, Chesapeake, VA 23320	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/6/2029	18.2	18.2	16.1	—%
Ohanyan LLC dba Nestle Toll House Caf'e By Chip	(#)	301 N River St., Derby, KS 67037	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/6/2029	41.1	41.1	36.2	0.01%
The Stout Group LLC	(#)	2377 Wessington Drive, Virginia Beach, VA 23456	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/6/2029	232.8	232.8	203.7	0.06%
Wolf Pack, LLC	(#)	400 West Village Way #3009, Smyrna, GA 30008	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	3/6/2030	220.4	220.4	190.4	0.06%
Natalie Enterprise Inc	(#)	2050 Capital Circle NE Ste B, Tallahassee, FL 32308	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/6/2029	19.6	19.6	20.4	0.01%
Mazhar Family, Inc dba Edible Arrangements	(#)	1 Ackerman Ave, Clifton, NJ 07011	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/6/2029	65.5	65.5	54.0	0.02%
Eagle Eye Truck Lines LLC and Eagle Eye Logistics LLC	(#)	1750 W Lake St., Chicago, IL 60612	Truck Transportation	Term Loan	Prime plus 2.75%	12/6/2029	1,067.1	1,067.1	886.5	0.27%
Used Tire Express 1, Corp	(#)	5401 Mitchelldale St., Ste B4, Houston, TX 77092	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/5/2029	83.7	83.7	71.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Standard Capital Corp	(#)	2522 N Highway 287, Decatur, TX 76234	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	12/5/2029	12.2	12.2	11.6	—%
Clearwater Engineering Inc	(#)	22540 Foothill Blvd, Hayward, CA 94541	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/5/2029	572.3	572.3	503.4	0.15%
Hook Line and Schooner Vinings LLC	(#)	10 Glorieta Rd, Sante Fe, NM 87508	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/4/2029	21.8	21.8	19.4	0.01%
Soto Injury Law Firm, PA and My Attorney Inc	(#)	102 W 73rd St., New York, NY 10023	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/3/2029	60.6	60.6	49.5	0.02%
Mega Sales Detergent Distributor, LLC	(#,^)	101 S Tryon St., Charlotte, NC 28280	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/29/2029	48.2	48.2	39.3	0.01%
Behind the Scenes Chicago, LLC dba Paramount Events	(#)	86 Boston Rd, Chelmsford, MA 01824	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2029	448.0	448.0	387.9	0.12%
Loading Arms Plus Inc	(#)	2440 Wesr State Rd 84, Fort Lauderdale, FL 33312	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2029	76.4	76.4	63.5	0.02%
Keith E Burks dba 3B's Chalk It Up	(#)	77 Main St, Amesbury, MA 01913	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/27/2029	13.0	13.0	12.3	—%
Codorado, Inc. dba Dentalmart	(#,^)	820 Prospect Hill Rd, Windsor, CT 06095	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/27/2029	10.1	10.1	8.3	—%
American Bio Source, LLC dba Dieselgreen Fuels	(#)	405 Broadway St., Muncy, PA 17756	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	11/27/2029	55.2	55.2	57.2	0.02%
Alice's Tea Cup, ATC !! LLC and ATC 111, LLC	(#)	9547 W Third St., Dayton, OH 45417	Food Manufacturing	Term Loan	Prime plus 2.75%	11/27/2029	262.7	262.7	218.0	0.07%
Haversack Holdings LLC	(#)	3716 Garman Rd, Salem, VA 24153	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2029	120.5	120.5	98.1	0.03%
Roots'n Shoots, LLC	(#)	101 San Patricio Ave, Ste 860, Guaynabo, PR 00968	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/27/2029	10.3	10.3	8.4	—%
Kanti Group Inc, Marina 84 Sport Bar & Grill LLC and Pub 52 Sports	(#)	15218 Penn Hills Lane, Houston, TX 77062	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2029	144.6	144.6	119.8	0.04%
ADPM Inc.	(#,^)	12646 S Springfield Ave, Alsip, IL 60803	Real Estate	Term Loan	Prime plus 2.75%	11/26/2029	45.8	45.8	37.3	0.01%
Ford Custom Renovation LLC	(#,^)	22 Cortlandt St., New York, NY 10007	Construction of Buildings	Term Loan	Prime plus 2.75%	11/26/2029	8.0	8.0	6.5	—%
Ultra Flow Dispense, LLC	(#)	1537 W 79th St, Chicago, IL 60620	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/26/2029	98.8	98.8	81.2	0.02%
Fullmer's Landscaping, Inc.	(#)	1969 Jericho Turnpike, East Northport, NY 11731	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/26/2029	187.9	187.9	161.0	0.05%
B.S Carrier LLC and United Truck & Trailer Repair LLC	(#)	308 Glenwood Rd, Swainsboro, GA 30401	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2029	227.8	227.8	217.0	0.07%
Hurricane Group, Inc.dba Crate Club Group	(#)	119 West 57th St., Ste 300, New York, NY 10019	Other Information Services	Term Loan	Prime plus 2.75%	11/25/2029	48.2	48.2	39.3	0.01%
ZUMI LLC dba Allstate Insurance	(#,^)	610 East Main St., Swainsboro, GA 30401	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/22/2029	11.6	11.6	11.7	—%
Best Choice Meats, Inc,	(#,^)	6041 Hammond School Rd, Salisbury, MD 21804	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/22/2044	1,334.0	1,334.0	1,436.3	0.44%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Cum Laude Enterprises, LLC	(#)	504 Fairfax Ave, Nashville, TN 37212	Nonstore Retailers	Term Loan	Prime plus 2.75%	11/22/2029	18.5	18.5	17.0	0.01%
A&N Design Studios Inc dba Door3 Business Application	(#)	8101 NW 10th St, Oklahoma City, OK 73127	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2029	118.1	118.1	102.9	0.03%
S&C Cookies, Inc	(#,^)	1731 Prevatt Rd, Dothan, AL 36301	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/22/2029	54.2	54.2	44.3	0.01%
Peanut Butter & Co Inc	(#,^)	209 N Main St., Breckenridge, CO 80424	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/22/2029	180.8	180.8	147.2	0.04%
Place Vendome Holding Co Inc.dba R&F Marketing	(#)	2902 North University Drive, Coral Springs, FL 33065	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/22/2029	227.8	227.8	208.2	0.06%
Place Vendome Holding Co. Inc.dba R&F Marketing	(#)	30 South Ivey Lane, Orlando, FL 32811	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/22/2044	431.2	431.2	413.8	0.13%
Cobb Roofing LLC	(#,^)	30 South Ivey Lane, Orlando, FL 32811	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2029	51.8	51.8	42.1	0.01%
The Rollin' Trapp LLC	(#,^)	290 Pratt St., Meriden, CT 06450	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2029	7.7	7.7	6.9	—%
Pen's Electric Company	(#)	1836 Kathleen Rd, Lakeland, FL 33805	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	11/21/2029	12.1	12.1	11.6	—%
Weeping Willow Kennel Inc	(#,^)	181 Shunpike Rd, Cromwell, CT 06416	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2029	4.3	4.3	4.5	—%
Coral Springs Family Wellness LLC	(#)	717 Oregon St., Oshkosh, WI 54902	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2030	120.7	120.7	99.4	0.03%
Semplice Cafe LLC	(#,^)	92 Town Line Rd, Fulton, NY 13069	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2029	17.4	17.4	14.5	—%
AMH Construction, Inc.	(#,^)	745 Alexander Rd, Ste 1-3, Princeton, NJ 08540	Construction of Buildings	Term Loan	Prime plus 2.75%	11/20/2044	272.8	272.8	295.5	0.09%
Cable Management LLC	(#,^)	5100 Transamerica Drive, Columbus, OH 43228	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/20/2029	132.6	132.6	115.8	0.04%
AMH Construction, Inc.	(#,^)	5639 Wood Lane, Allentown, PA 18106	Construction of Buildings	Term Loan	Prime plus 2.75%	11/20/2029	72.3	72.3	69.1	0.02%
AD Learning Group, LLC dba The Learning Experience & AD Learning NH LL	(#,^)	17811 Fairhaven Gateway, Cypress, TX 77433	Social Assistance	Term Loan	Prime plus 2.75%	11/18/2029	132.5	132.5	107.9	0.03%
Ryan & Selena LLC dba Head of the Class Learning Center	(#,^)	Empire Mall, 5000 W Empire Place, Room 916, Sioux Falls, SD 57106	Social Assistance	Term Loan	Prime plus 2.75%	11/18/2044	442.0	442.0	468.0	0.14%
Lindsley Excavating LLC	(#,^)	9029 Hwy 6, Ste 160, Missouri City, TX 77459	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/15/2029	185.7	185.7	173.0	0.05%
Champions Of Diversity Media Inc dba Champions of Diversity: Politics	(#,^)	650 NE Holladay St. Ste 1600, Portland, OR 97232	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/15/2044	71.9	71.9	78.5	0.02%
MToxins Venom Lab LLC	(#,^)	105 Springside Drive, Akron, OH 44333	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/15/2044	100.4	100.4	103.6	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
SSH Princeton LLC dba Stumpy's Hatchet House of Princeton	(#)	48267 Deer Trail Drive, Canton, MI 48187	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/15/2030	89.3	89.3	72.9	0.02%
Sean McNamara	(#)	486 Vance St, Forest City, NC 28043	Nonstore Retailers	Term Loan	Prime plus 6.5%	11/14/2029	12.1	12.1	11.6	—%
Ninth Avenue, LLC	(#)	327 Route 202/206, Bedminster Township, NJ 07921	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/14/2030	61.0	61.0	51.6	0.02%
Rockin Robin Music Lessons LLC	(#,^)	8072 State Rd 46 East, Nashville, TN 47448	Educational Services	Term Loan	Prime plus 2.75%	11/14/2029	9.0	9.0	7.3	—%
Bucklin Sumner & Associates LLC dba Bucklin Sumner & Associates LLC	(#)	14901 Potomac Town Place,, Woodbridge, VA 22191	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 6.5%	11/14/2029	12.1	12.1	11.6	—%
The Pinnacle Development Group Inc dba The Goddard School	(#)	1101 Horizon Drive Ste 101, Fairfield, CA 94533	Social Assistance	Term Loan	Prime plus 6.5%	11/14/2029	12.1	12.1	11.6	—%
Winning Sales Plan Inc	(#,^)	908 S Jefferson St., Amarillo, TX 79101	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/14/2029	48.2	48.2	50.0	0.02%
Ameen Enterprises, LLC dba Bargain Town	(#,^)	1111 E Washington St, Stephenville, TX 76401	Gasoline Stations	Term Loan	Prime plus 2.75%	11/12/2029	120.5	120.5	120.9	0.04%
HH Wireless Connect LLC	(#,^)	1034 Hancock St., Sandusky, OH 44870	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	11/12/2029	8.0	8.0	6.5	—%
NJ Floats, Inc	(#)	1034 Hancock St., Sandusky, OH 44870	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	5/12/2045	94.1	94.1	106.4	0.03%
SSD Designs LLC	(#,^)	1452 Franklin Ave, Salem, OR 44460	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	1/12/2030	339.6	339.6	305.6	0.09%
Potomac Nail Spa Corporation	(#,^)	997 E Loop, Priest River, ID 83856	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/12/2029	50.2	50.2	41.2	0.01%
Steven French dba French Woodworking	(#,^)	5 N Station Plaza, Great Neck, NY 11021	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/12/2044	62.0	62.0	69.9	0.02%
Two Roses Salon 1, Inc.dba National Fluid Power Institute and NFPI	(#,^)	304 Business Highway 53, Minong, WI 54859	Educational Services	Term Loan	Prime plus 2.75%	11/12/2029	380.9	380.9	340.2	0.10%
Adrienne's Gourmet Foods, Imagine Baking Inc	(#,^)	6001-6201 France Rd, New Orleans, LA 70126	Food Manufacturing	Term Loan	Prime plus 2.75%	11/12/2044	403.0	403.0	454.4	0.14%
Adrienne's Gourmet Foods, Imagine Baking, Inc	(#,^)	1380 Main St., Waltham, MA 2451	Food Manufacturing	Term Loan	Prime plus 2.75%	11/12/2029	510.5	510.5	489.8	0.15%
James Richard Farkas Jr. dba Lil Black Bear Inn	(#,^)	304 Business Highway 53, Minong, WI 54859	Accommodation	Term Loan	Prime plus 2.75%	11/12/2044	108.4	108.4	112.8	0.03%
East River Plumbing, LLC	(#,^)	507 Bamboo Rd, Boone, NC 28607	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/8/2044	49.6	49.6	53.6	0.02%
Integrated Vascular Services LLC	(#,^)	3650 NW 82 Ave, Doral, FL 33166	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/8/2029	77.1	77.1	63.4	0.02%
Airbar Inc	(#,^)	950 Peninsula Corporate Circle, Boca Raton, FL 33487	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/8/2029	20.8	20.8	17.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Link Recreational, Inc	(#,^)	314 Industrial Park Drive, Waynesville, NC 28786	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/7/2044	390.6	390.6	426.6	0.13%
Lake Pontchartrain Properties, LLC	(#,^)	11900 S Marshfield Ave, Calumet Park, IL 60827	Accommodation	Term Loan	Prime plus 2.75%	11/7/2044	1,141.1	1,141.1	1,286.8	0.39%
Link Recreational, Inc	(#,^)	711 Hospital St., Richmond, VA 23219	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/7/2029	825.7	825.7	685.3	0.21%
WE MAKE DIFFERENCES, LLC	(#,^)	314 Industrial Park Dr, Waynesville, NC 28786	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/7/2029	6.1	6.1	5.9	—%
Dear Valley Sports Shop LLC	(#)	4028 Coldwater Rd, Fort Wayne, IN 46805	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 6.5%	11/7/2029	12.1	12.1	11.6	—%
21 Air, LLC, 21 Cargo Inc, JW Aviation LLC, Freighter 27044 LLC	(#,^)	14029 56th St. NW, Williston, ND 58801	Air Transportation	Term Loan	Prime plus 2.75%	11/6/2029	988.5	988.5	804.9	0.25%
Sunburst Trout Farm, LLC	(#,^)	1910 W. Dupont Rd, Fort Wayne, IN 46818	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	10/31/2044	230.4	230.4	255.7	0.08%
Guru Kirpa, Inc	(#,^)	5960 S Archer Ave, Chicago, IL 60638	Gasoline Stations	Term Loan	Prime plus 2.75%	10/31/2044	193.7	193.7	201.0	0.06%
Mariscos El Oceano, Inc.	(#,^)	59-24 55th St., Maspeth, NY 11378	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2044	123.9	123.9	136.7	0.04%
Maine Service Corp	(#,^)	3006 New Castle Ave, New Castle, DE 19720	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/31/2029	119.8	119.8	124.2	0.04%
Dub Industries LLC	(#,^)	26691 Loma Verde, Mission Viejo, CA 92691	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/31/2029	68.1	68.1	63.0	0.02%
Fave Realty, Inc.	(#,^)	28 West Park Place, Morristown, NJ 07090	Real Estate	Term Loan	Prime plus 2.75%	10/31/2044	116.0	116.0	130.8	0.04%
Kerzner Contracting Corp	(#,^)	4112 Veiled Falls Drive, Pflugerville, TX 78660	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2029	107.8	107.8	87.9	0.03%
ABC Sandblasting, LLC	(#,^)	217-84 Hempstead Ave, Jamaica, NY 11429	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2029	234.9	234.9	197.7	0.06%
Jessie's Radiator and Automotive	(#,^)	1620 Ocean Ave, Bohemia, NY 11716	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2029	15.1	15.1	13.8	—%
L& F Gullo Service Corp	(#,^)	1777 N Ventura Ave, Ventura, CA 93001	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/31/2029	167.8	167.8	136.6	0.04%
The Committed Pig LLC	(#,^)	520 Main St, Westbury, NY 11590	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2029	267.2	267.2	277.0	0.08%
C&P Trading and Sales Inc	(#,^)	905 Savoy Rd, Youngsville, LA 70592	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/31/2029	239.6	239.6	195.2	0.06%
11900 Marshfield Station Inc	(#,^)	23901 Calabasas Rd, Calabasas, CA 91302	Gasoline Stations	Term Loan	Prime plus 2.75%	10/31/2044	1,238.4	1,238.4	1,352.7	0.41%
Automotive Solutions, LLC	(#,^)	50 Industrial Park Rd, Princeton, KY 42445	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2044	294.8	294.8	317.1	0.10%
Automotive Standard, LLC	(#,^)	50 Industrial Park Rd, Princeton, KY 42445	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2044	136.2	136.2	147.9	0.05%
Sunburst Trout Farm, LLC	(#,^)	9912 Arizona Dr, Mohave Valley, AZ 86440	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	10/31/2029	64.7	64.7	67.1	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
D & H Construction Services, Inc.	(#,^)	363 East Alondra Blvd, Gardena, CA 90248	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2029	134.2	134.2	115.4	0.04%
MJ Group, Inc	(#,^)	5300 S Orange Blossom Trail, Orlando, FL 32839	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2029	20.4	20.4	16.8	0.01%
BGB Leasing Inc and BGB Leasing Co.	(#,^)	6713 Biscay Hbr, San Antonio, TX 78249	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2029	1,112.0	1,112.0	991.4	0.30%
BGB Leasing Co.	(#,^)	17887 US-380, Ponder, TX 76259	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2044	89.2	89.2	100.6	0.03%
Lightning Strike Distributing, LLC dba Jedidiah's Jerky & Gournet Snac	(#,^)	2500 Plaza 5, Jersey City, NJ 07311	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/30/2029	62.3	62.3	52.0	0.02%
Paul Wintner dba P & R Props	(#,^)	1644 Lebanon Rd, Lawrenceville, GA 30043	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/30/2029	53.9	53.9	43.9	0.01%
Blue Agave & Brothers, LLC dba Blue Apachie Mexican Restaurant and Blu	(#,^)	8321 E Gelding Drive, Scottsdale, AZ 85260	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/30/2029	83.9	83.9	69.7	0.02%
Plastic Depot, Inc	(#,^)	3723 Far Niente Way, Sacramento, CA 95834	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/30/2029	151.7	151.7	123.7	0.04%
Corple Enterprises, Inc	(#,^)	475 Park Ave S, 25th Floor, New York, NY 10016	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/28/2029	150.3	150.3	147.4	0.05%
Proximo Consulting Services Inc	(#,^)	160 Inverness Drive W, Ste 150, Englewood, CO 80112	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/28/2029	71.9	71.9	58.5	0.02%
Perisseia Physicians LLC	(#,^)	125 Westchester Ave, White Plains, NY 10601	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/28/2044	396.4	396.4	408.5	0.12%
OWL Inc,	(#,^)	1489 Fulton St., Brooklyn, NY 11216	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	10/28/2029	203.7	203.7	165.9	0.05%
Marnon Vending LLC dba Naturals 2 Go San Antonio	(#,^)	18463 Livernois Ave, Detroit, MI 48221	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/28/2029	7.6	7.6	6.8	—%
IV Purpose Inc	(#)	8125 West Sahara Ave, Ste 300, Las Vegas, NV 89117	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/25/2029	38.2	38.2	32.9	0.01%
Jbang LLC, WM Bang LLC, Bang Investments LLC	(#)	26300 La Alameda, Ste 200, Mission Viejo, CA 92691	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2029	71.1	71.1	69.8	0.02%
Exclusive Physicians PLLC dba EPIC Primary Care,PLLC	(#,^)	8860 S Sunnylane Rd, Oklahoma City, OK 73135	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/25/2029	119.8	119.8	98.8	0.03%
Landmark Ventures USA, Inc	(#,^)	8885 Haven Ave, Ste 120, Rancho Cucamonga, CA 91730	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	10/25/2029	100.7	100.7	82.0	0.03%
iLoka Inc. dba NewCloud Networks	(#,^)	5505 Johnston St., Lafayette, LA 70506	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	10/25/2029	95.9	95.9	99.4	0.03%
Four Ace Electrical Services Corporation	(#,^)	403 E College St., Pulaski, TN 38478	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/25/2029	11.5	11.5	9.5	—%
Diamond Solutions LLC	(#,^)	4930 Mars Hill Rd, Bogart, GA 30622	Machinery Manufacturing	Term Loan	Prime plus 2.75%	10/25/2029	12.2	12.2	10.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Sultan's Palace L.L.C.	(#,^)	41540 National Rd, Belmont, OH 43718	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2029	20.2	20.2	17.5	0.01%
Fimac Inc dba American Educational Services	(#,^)	10240 Cosmopolitan Circle, Parker, CO 80134	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/23/2029	21.6	21.6	17.8	0.01%
James Clark and Company, Inc.	(#)	2444 Georgia Slide Rd, Georgetown, CA 95634	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	10/22/2029	12.1	12.1	11.5	—%
Pyle Garage Doors OKC, INC dba Precision Door Service OKC	(#,^)	1364 E Palma Vista Drive, Palmview, TX 78572	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/22/2029	14.3	14.3	11.6	—%
Todd's Car Wash, LLC	(#,^)	19 Scudder Ave, Northport, NY 11768	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2044	340.6	340.6	384.1	0.12%
UNIQUE PAVER INSTALLATIONS, INC.	(#,^)	107 Tabernacle Church Rd, Candor, NC 27229	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/17/2029	21.6	21.6	18.7	0.01%
Roughcut LLC	(#,^)	5604 Slide Rd, Lubbock, TX 79414	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/17/2029	451.7	451.7	468.3	0.14%
Owens Family and Cosmetic Dentistry PLLC	(#,^)	2805 W Arimo Rd, Arimo, ID 83214	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/17/2029	260.3	260.3	222.4	0.07%
Pine Mountain Residential LLC	(#)	623 W Lake St., Chicago, IL 60661	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	10/16/2029	12.1	12.1	11.5	—%
Powerlift Dumbwaiters, Inc	(#)	2301 W. Buckeye Rd, Phoenix, AZ 85009	Machinery Manufacturing	Term Loan	Prime plus 6.5%	10/16/2029	11.9	11.9	11.3	—%
The Cow Harbor Beer Company LLC dba Sand City Brewing Co.	(#)	725 Atlantic Blvd, Atlantic Beach, FL 32233	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	7/11/2030	250.2	250.2	218.4	0.07%
S&D Beauty Spa Inc dba Elite Nails, dba Bella's Nails &dba Onyx Nail b	(#,^)	1117 L St., Modesto, CA 95354	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/11/2029	149.8	149.8	124.7	0.04%
Glenda D Brewer dba Bargain Store	(#)	9468 American Eagle Way Ste 100, Orlando, FL 32837	General Merchandise Stores	Term Loan	Prime plus 6.5%	10/11/2029	12.1	12.1	11.5	—%
Q2 Ventures, LLC	(#,^)	77 N Centre Ave, Rockville Centre, NY 11570	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/8/2029	170.2	170.2	167.3	0.05%
Paketo LLC dba West Loop UPS Store	(#,^)	19539 Hess Rd Ste Ste #101, Parker, CO 80134	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/4/2029	15.8	15.8	13.2	—%
Joseph P Fusco DDS PC	(#,^)	1 Plainview Rd, Bethpage, NY 11714	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2029	63.1	63.1	51.5	0.02%
MVE, Inc dba Mid-Valley Engineering	(#,^)	3778 Highway 254, Cleveland, GA 30528	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/30/2029	1,181.3	1,181.3	1,005.9	0.31%
A Child's Dream Educational Center LLC	(#,^)	74 S Main St., Woonsocket, RI 2895	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2044	178.1	178.1	191.7	0.06%
Atlantic Pacific Hospitality Solutions Inc dba North Beach Bistro	(#,^)	4127 NW 34th St., Gainesville, FL 32605	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	9.0	9.0	7.3	—%
Meldi Maa, Inc dba The River Complex	(#,^)	1440 Newport Rd, Colorado Springs, CO 80916	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2044	418.6	418.6	457.1	0.14%
SPIRE Manufacturing Solutions LLC	(#,^)	481 8th Ave Ste 1130, New York, NY 10001	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2044	1,005.9	1,005.9	1,134.3	0.35%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
In Power Motors, LLC, In-Power Motors II LLC, In-Power Motors III LLC	(#,^)	17 David Blvd, Tampa, FL 33606	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2044	618.5	618.5	640.5	0.20%
International Protection Group, LLC	(#,^)	11008 Rene St., Lenexa, KS 66215	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/30/2029	78.6	78.6	75.4	0.02%
AV Strategy, Inc	(#,^)	4127 NW 34th St., Gainsville, FL 32605	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/30/2029	247.7	247.7	221.7	0.07%
DG Business Solutions, Inc	(#,^)	1101 River Rd, New Windsor, NY 12553	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/30/2029	214.3	214.3	176.6	0.05%
A Child's Dream Educational Center LLC	(#,^)	3790 Merrick Rd, Seaford, NY 11783	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2029	179.5	179.5	146.9	0.04%
Heart and Vascular Associates of Tampa, LLC	(#,^)	1715 N 1st St, Bloomfield, NM 87413	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2044	766.6	766.6	776.8	0.24%
50 Taps, LLC dba Colorado Taproom & Grill	(#,^)	8908 Wildlife Lane, Sanford, FL 32771	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	73.8	73.8	61.2	0.02%
Bev's Sweets LLC	(#,^)	3721 North 162nd St., Garber, OK 73701	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/30/2044	211.5	211.5	229.8	0.07%
Crown Waste Corp	(#,^)	22365 Alydar Drive, Lexington Park, MO 20653	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	9/30/2029	47.6	47.6	42.1	0.01%
Zima Dining Inc. dba Country Kitchen	(#,^)	3029 South St., Long beach, CA 90805	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2029	60.0	60.0	62.1	0.02%
Hoagie Barmichaels Inc	(#,^)	1497 N Mt. Vernon Ave, Colton, CA 92324	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2044	111.8	111.8	111.8	0.03%
Wagner & Sons Inc	(#,^)	63 Flushing Ave Unit 342, Brooklyn, NY 11205	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/27/2029	17.9	17.9	14.6	—%
Universe Appliance Repairs Inc.	(#,^)	2 Old Worcester Rd, Webster, MA 01571	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	581.4	581.4	584.6	0.18%
Cherry and Candlewood Inc dba Aamco	(#,^)	3790 Merrick Rd, Seaford, NY 11783	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	426.2	426.2	480.7	0.15%
Double H Services, LLC, C&T Oil Field Services, LLC and Brian S. Holma	(#,^)	2800 Swanee Ave, Buford, GA 30618	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2029	976.5	976.5	873.5	0.27%
Aztec Machine & Repair Inc, Cranrd & Material	(#,^)	3711 Paseo Del Norte NE, Albuquerque, NM 87113	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	705.1	705.1	724.5	0.22%
Titan Laser Screed Concrete Services, LLC	(#,^)	1401 Interstate Drive, Champaign, IL 61822	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2029	47.6	47.6	40.4	0.01%
Total Pallet Consolidation LLC	(#,^)	7808 N Custer Rd, Freesoil, MI 49411	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/27/2029	17.9	17.9	14.8	—%
Universe Appliance Repairs Inc.	(#,^)	4060 SW County Rd 232, Bell, FL 32619	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2029	631.1	631.1	552.8	0.17%
Zmetra Clearspan Structures LLC	(#,^)	82 Clarksville Rd, Folsom, CA 95682	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/27/2044	432.9	432.9	488.2	0.15%
Stiegelbauer Associates Inc.	(#,^)	360 East State St., Salem, OH 44460	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2029	190.5	190.5	155.5	0.05%
Santa Fe Flooring LLC	(#,^)	1040 4th Ave, Audubon, IA 50025	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/26/2029	475.2	475.2	407.1	0.12%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
MeShare Inc.	(#,^)	3301 N 23rd St., McAllen, TX 78501	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	9/26/2029	1,190.8	1,190.8	1,059.3	0.32%
Adam's Construction & General Contracting LLC	(#,^)	206 Frankie Lane, Ladson, SC 29456	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2029	65.1	65.1	56.0	0.02%
Anderson's Outdoor Adventures, LLC	(#,^)	500 West Silver Spring Drive, Ste K 200,, Glendale, WI 53217	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2029	21.4	21.4	21.3	0.01%
Byler, Wolfe, Lutsch and Kampfer CPAs, Inc	(#,^)	5617 Causeway Blvd, Tampa, FL 33619	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2044	52.9	52.9	52.1	0.02%
luv 2 Play Nor Cal, LLC	(#,^)	206 Bell Lane, Ste B, West Monroe, LA 71291	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2029	107.2	107.2	89.7	0.03%
Quality Machine of Iowa, Inc	(#,^)	1702 Fawn Gate St, San Antonio, TX 78248	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/25/2029	64.3	64.3	66.5	0.02%
Flamingo Bowl, Inc	(#,^)	876 Virginia Ave, Hapeville, GA 30354	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/24/2029	194.1	194.1	175.1	0.05%
Unified Utility Services LLC	(#,^)	711 E Valley Rd, Basalt, CO 81621	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/20/2044	156.4	156.4	176.1	0.05%
Standard Real Estate Services LLC	(#)	2917 1st Ave SE, Cedar Rapids, IA 52402	Real Estate	Term Loan	Prime plus 6.5%	9/19/2029	12.0	12.0	11.4	—%
Payne's Enviromental Service, LLC dba Bamaco	(#,^)	11093 Black Marble Way, Redding, CA 96003	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/18/2044	515.8	515.8	529.7	0.16%
Host Marketing, LLC	(#)	14691 W 11 Mile Rd, Oak Park, MI 48237	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/18/2029	12.0	12.0	11.4	—%
Vancole Investments, Inc. dba Smoothie King #913 &;Dream Developmenf G	(#,^)	250 Passaic Ave Ste 200, Fairfield, NJ 07004	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2029	11.4	11.4	9.3	—%
Natalie Hart LLC dba Lady of Luxury &dba Country Sugar Events, dba Que	(#)	6718 Katherin Ave, Van Nuys, CA 91405	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/17/2029	53.8	53.8	49.4	0.02%
Win Health Institute, LLC	(#,^)	1016 S Texas Blvd, Weslaco, TX 78599	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/17/2029	7.1	7.1	6.1	—%
Game Station, Inc.	(#,^)	31-65 138th St. Apartment 3K, Flushing, NY 11354	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/16/2029	19.3	19.3	17.4	0.01%
Bay Bowl Inc dba Shasta Lanes	(#,^)	3433 Brambleton Ave, Ste 104A, Roanoke, VA 24018	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2044	531.9	531.9	599.1	0.18%
The Steel Method LLC dba Sneeze It	(#,^)	845 Mandoline Ave, Madison Heights, MI 48071	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2029	160.8	160.8	131.3	0.04%
Oak Park Social LLC	(#)	18315 W. Dixie Highway, North Miami Beach, FL 33160	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/12/2045	135.9	135.9	140.5	0.04%
New Flow Plumbing and Rooter Inc.	(#,^)	845 Mandoline Ave, Madison Heights, MI 48071	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/12/2029	47.1	47.1	38.8	0.01%
ACSS CPA, LLC	(#,^)	4191 Naco Perrin Blvd, San Antonio, TX 78217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2044	39.6	39.6	41.7	0.01%
Covert Recordings LLC	(#,^)	129 A Orpha Drive, Middlebury, IN 46840	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/11/2029	11.3	11.3	11.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Prime Precision Machining, LLC	(#,^)	1914 S Power Rd. STE 101, Mesa, AZ 85206	Real Estate	Term Loan	Prime plus 2.75%	9/11/2044	267.9	267.9	280.7	0.09%
Prime Precision Machining, LLC	(#,^)	607-609 S 2nd St., Philadelphia, PA 19147	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/11/2029	205.1	205.1	177.5	0.05%
Miami Squeeze Inc dba Miami Squeeze, LLC	(#,^)	5380 Cameron St, Las Vegas, NV 89118	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/11/2029	110.0	110.0	96.9	0.03%
Family Insight, P.C.	(#,^)	1208 Houghton Lane, Bennington, VT 5201	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2029	238.2	238.2	235.1	0.07%
Softcare247, LLC	(#)	2223 Dungan Ave, Bensalem, PA 19020	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/11/2029	12.0	12.0	11.4	—%
Body on Cue Health and Fitness LLC	(#,^)	1110 Willow Glen Drive, Yuba City, CA 95991	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/6/2029	42.9	42.9	35.6	0.01%
Eco Electric LLC	(#,^)	83413 Overseas Highway, Islamorada, FL 33036	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/5/2029	63.4	63.4	51.5	0.02%
Philly Games Inc.dba Queen & Rock Game Cafe	(#,^)	50 West 23rd St., 7th floor, New York, NY 10010	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/5/2029	59.5	59.5	48.8	0.01%
Smokin AZ, LLC dba Dickey's Barbecue Pit AZ	(#,^)	361 Troy Ave, Brooklyn, NY 11213	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/5/2029	63.1	63.1	52.5	0.02%
SVT Masonry Limited Liability Company	(#,^)	7676 Hillmont St., Ste 109, Houston, TX 77040	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/5/2029	72.6	72.6	69.6	0.02%
Thawk LLC	(#,^)	2970 Stonecrest Pass, Lithonia, GA 30038	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2029	7.8	7.8	6.4	—%
No Push Backs, LLC	(#)	5946 Meijer Drive, Cincinnati, OH 45150	Personal and Laundry Services	Term Loan	Prime plus 6.5%	8/30/2029	11.6	11.6	11.0	—%
Dog House Sportfishing Charters Inc	(#)	12595 S Somerton Ave, Yuma, AZ 85365	Scenic and Sightseeing Transportation	Term Loan	Prime plus 6.5%	8/30/2029	11.9	11.9	11.3	—%
Double Scoop Ice Cream, LLC	(#,^)	27 Kings Hwy, Groton, CT 06340	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/29/2044	95.6	95.6	100.5	0.03%
3C Consumer Network & Designs LLC	(#,^)	2018 SE 6th Ave, Portland, OR 97214	Real Estate	Term Loan	Prime plus 2.75%	8/29/2029	14.2	14.2	12.2	—%
Camror LTD dba Jersey Mike's	(#,^)	5410 Pipers Creek Court, Sugar Land, TX 77479	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2030	84.8	84.8	87.8	0.03%
The BMF Media Group LLC	(#,^)	190 Minerva St., Tonawanda, NY 14150	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/29/2029	355.1	355.1	288.5	0.09%
Esquire Mini Mart LLC & Morgan Store Building LLC	(#,^)	740 Dennery Rd, San Diego, CA 92154	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2029	48.5	48.5	45.5	0.01%
Groton Bowling Center and Entertainment Inc	(#,^)	377 Boston Post Rd, Milford, CT 06460	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/29/2044	934.7	934.7	991.1	0.30%
Crown Heights Bunch O Bagels & More Inc & 361 Bagel Holding LLC	(#,^)	107 S Nottawa St, Sturgis, MI 49091	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2029	37.9	37.9	39.2	0.01%
Linsey Schwertdfeger,, Inc.	(#,^)	9831 Greenbelt Rd Ste 208 (Unit H-2), Lanham, MD 20706	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/28/2029	67.1	67.1	55.9	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Blue Eagle Transport Inc.,Golden Eagle Tran and Green Eagle Transpor	(#,^)	10891 La Reina Rd, Ste 100, Delray Beach, FL 33446	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/28/2029	425.8	425.8	367.7	0.11%
DB Talak LLC	(#,^)	34099 Tuscan Creek Way, Temecula, CA 92592	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/28/2029	82.9	82.9	85.7	0.03%
HRS2, LLC	(#,^)	3294 Long Meadow Court, West Bloomfield Township, MI 48324	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/28/2029	219.2	219.2	209.9	0.06%
Khari E. J. Myers dba Khari Imagery & 190 Minerva LLC	(#,^)	2-4 Commerce Way, Auburn, NY 13021	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2044	59.3	59.3	66.8	0.02%
The Hometown Welcome Program, Inc & Fredric Anthony Gushwa	(#,^)	1046-1050 Orange Ave, West Haven, CT 06516	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/27/2029	92.2	92.2	82.5	0.03%
Maryland Urgent Care, Inc.	(#,^)	106 South Washington St., Pleasantville, IA 50225	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/27/2044	45.6	45.6	49.1	0.01%
ADA Internacional Inc	(#,^)	8358 W Oakland Park Blvd #203E, Sunrise, FL 33351	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/26/2029	21.3	21.3	17.3	0.01%
Crystal S. Prado dba Crystal Clear Accounting	(#)	1157 Main St., Clifton, NJ 07011	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/26/2029	3.1	3.1	2.9	—%
JLT Foods, LLC	(#,^)	252 FM 3162, Sandia, TX 78383	Food Manufacturing	Term Loan	Prime plus 2.75%	8/23/2029	19.9	19.9	16.2	—%
PJT Logistics, Inc.	(#,^)	15562 HWY-South, Whitehouse, TX 75791	Truck Transportation	Term Loan	Prime plus 2.75%	8/23/2029	47.3	47.3	49.0	0.01%
The Pet Stop, LLC	(#,^)	20 Universal Place, Carlstadt, NJ 07072	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/23/2029	7.1	7.1	6.0	—%
Elite Motors LLC	(#,^)	305 W Main St., Mayo, FL 32066	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/23/2029	82.9	82.9	85.7	0.03%
SRJ construction Corp	(#,^)	14101 Main St., Ste 4101, Hesperia, CA 92345	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/23/2029	10.7	10.7	8.9	—%
MS Integrated Psychotherapy & Counseling, LLC	(#,^)	2066 Route 112, Medford, NY 11763	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/22/2029	70.3	70.3	63.0	0.02%
The Roux Southern Kitchen, LLC	(#,^)	5951 NW 151 St., Hialeah, FL 33014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2029	17.2	17.2	17.5	0.01%
MB Nursery LLC dba The Garden Center	(#,^)	7748 Troost Ave, Kansas City, MO 64131	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/21/2029	87.5	87.5	89.7	0.03%
Metro R Services Inc. and Metal & Roof Supplies, Inc.	(#,^)	6704 Main St., Miami Lakes, FL 33014	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/21/2029	183.5	183.5	172.0	0.05%
Auto Unique LLC	(#,^)	135 Clove Branch Rd, Hopewell Junction, NY 12533	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/20/2044	12.2	12.2	13.7	—%
William Martinez dba Bad Ass Coffee of Hawaii	(#)	8343 Kaula Drive, Fair Oaks, CA 95628	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/20/2029	21.7	21.7	18.2	0.01%
Signature Rooms, Inc.	(#,^)	4348 Waialae Ave Unit 315, HONOLULU, HI 96816	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/19/2029	159.8	159.8	165.4	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Accent Home Services LLC dba Benjamin Franklin Plumbing of Kansas City	(#,^)	2200 Eastridge Loop, San Jose, CA 95122	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/15/2029	106.5	106.5	97.8	0.03%
AJN Innovations LLC dba Burgerim	(#)	637 Boston Post Rd, Guilford, CT 06437	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/15/2030	63.4	63.4	53.1	0.02%
American Healthy Vending, Inc	(#,^)	3888 Lightner Rd, Vandalia, OH 45377	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/15/2029	100.6	100.6	87.9	0.03%
Accelerate Educational Solutions, LLC dba Tutor My Success	(#,^)	1410 Pine Ridge Rd, Ste 13, Naples, FL 34108	Educational Services	Term Loan	Prime plus 2.75%	8/14/2029	16.3	16.3	13.4	—%
Ranson Excavating, Inc	(#,^)	82555 Grass Flat Lane, Indio, CA 92203	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/13/2029	14.2	14.2	11.5	—%
KM Electrical Services, Inc	(#,^)	695 Independence DrIive, Napoleon, OH 43545	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/12/2029	73.4	73.4	59.9	0.02%
Love Playing LLC	(#)	6201 Centennial Blvd, Nashville, TN 37209	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2030	153.9	153.9	134.3	0.04%
Elixir Enterprises, LLC dba Guilford Renee's	(#,^)	27603 Pkwy Rd, Easton, MD 21601	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/8/2029	18.5	18.5	15.1	—%
Suite Luxury, Inc	(#,^)	632 N Broadway, Amityville, NY 11701	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/7/2029	17.8	17.8	14.5	—%
A & S Services LLC dba Kona Ice of Troy	(#)	18350 Kedzie Ave Ste 204, Homewood, IL 60430	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	8/7/2029	11.9	11.9	11.3	—%
Accord Law, APC	(#,^)	1850 Rochester Rd, Canadaigua, NY 14424	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2029	7.1	7.1	5.8	—%
Leader Engineering-Fabrication, Inc.	(#,^)	27720 Ave Scott, Santa Clarita, CA 91355	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/2/2029	118.5	118.5	122.6	0.04%
Billy Auto Inc	(#,^)	54 West Milton Rd, Milton, VT 5468	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2044	320.9	320.9	324.6	0.10%
East Coast Flight Services, Inc and Aviation Consulting Enterprise, LL	(#,^)	3111 N. University Drive, Coral Springs, FL 33065	Air Transportation	Term Loan	Prime plus 2.75%	7/31/2029	541.2	541.2	467.7	0.14%
Healthcare Holdings of America, LLC, Senior Market Advisors, Inc, CHA	(#,^)	5246 SW 8th St 103B, Coral Gables, FL 33134	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/31/2029	417.7	417.7	397.7	0.12%
Joseph Centonze dba Off Kilter Kilts	(#,^)	3111 Princeton Rd, Hamilton, OH 45011	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	7/31/2029	7.7	7.7	6.3	—%
Genecco Produce, Inc. & Leo Genecco & Sons, Inc.	(#,^)	130 Charter Oak Drive, Canyon Lake, TX 78133	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	7/31/2029	724.6	724.6	676.2	0.21%
Humd, LLC dba La Rosa Chicken and Grill	(#)	28940 Golden Lantern, Laguna Niguel, CA 92677	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/31/2030	130.9	130.9	111.9	0.03%
Gray Rock Quarry, LLC and William E Dailey III	(#,^)	13373 Highway 3235, Larose, LA 70373	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	7/31/2044	445.1	445.1	415.1	0.13%
St. Francis Home Health Inc	(#,^)	1436 Ayala Dr, Unit M, Rialto, CA 92376	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/31/2029	70.6	70.6	57.4	0.02%
Living Spring Home Health Inc.	(#,^)	2565 E 17th St, Ammons, ID 83406	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/31/2029	127.0	127.0	113.6	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
La Mount Group LLC	(#,^)	288 North Industrial Park Drive, Liberty, MS 39645	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2029	240.0	240.0	195.0	0.06%
Canyon Lake Kids Academy, LLC	(#,^)	611 Greenville Blvd SE, Greenville, NC 27858	Social Assistance	Term Loan	Prime plus 2.75%	7/31/2044	97.0	97.0	103.5	0.03%
Quick and Quality Services dba Bella Roma Pasta & Pizza & Farshad Fari	(#,^)	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2029	10.7	10.7	9.4	—%
Dant A Sandras, D.D.S. LLC	(#,^)	9027 Canoga Ave, Canoga Park, CA 91301	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/30/2029	202.9	202.9	171.2	0.05%
Roman Tint Inc.	(#,^)	E 2947 H-44, Traunik, MI 49891	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/30/2029	7.8	7.8	6.6	—%
Jbelis Stop N' Go, LLC dba Planet Smoothie	(#,^)	936 Roosevelt Trail Unit 1 & 2, Windham, ME 04062	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	18.4	18.4	15.3	—%
Platt & Associates, LLC dba Flag Staff Apparel, Platt & Associates, LL	(#,^)	739 NE MLK Blvd, Portland, OR 97221	Apparel Manufacturing	Term Loan	Prime plus 2.75%	7/30/2044	55.5	55.5	61.2	0.02%
Grad Street LLC	(#)	2766 West Good CT, Boise, ID 83702	Nonstore Retailers	Term Loan	Prime plus 6.5%	7/30/2029	11.9	11.9	11.3	—%
Aeromax Industries, Inc, HITM, Inc and TMCB LLC	(#,^)	16465 MN-65, Ham Lake, MN 55304	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	7/30/2044	777.4	777.4	785.1	0.24%
Hodges Family Entertainment LLC dba Space Cadets Indoor Playground	(#)	520 N Franklintown Rd, Baltimore, MD 21223	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/30/2029	14.7	14.7	13.2	—%
Micheal Birch and Tracy M. Pierce	(#,^)	6600 Liberty Rd, Gwynn Oak, MD 21207	Gasoline Stations	Term Loan	Prime plus 2.75%	7/29/2044	53.9	53.9	58.6	0.02%
Moore Chiropractic Center, P.A.	(#,^)	209-34 112 Ave, Queens Village, NY 11429	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/26/2029	8.6	8.6	8.6	—%
Power Associates Inc.	(#,^)	5101 Stine Rd, Bakersfield, CA 93313	Real Estate	Term Loan	Prime plus 2.75%	7/26/2029	14.1	14.1	11.5	—%
Sou's LLC	(#,^)	1201 N Goliad St., Rockwall, TX 75087	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/26/2029	5.6	5.6	5.1	—%
Dan Dahlin Inc.	(#,^)	3665 SW Hall Blvd, Beaverton, OR 97005	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/26/2044	403.7	403.7	454.7	0.14%
Franklin Care Pharmacy Incorporated	(#,^)	125 Chestnut Hill Drive, York, PA 17408	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/25/2029	51.1	51.1	52.8	0.02%
A&W ALF, LLC dba A & W Assisted Living Facility	(#,^)	1000 North Highway 77, Hillsboro, TX 76645	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/24/2044	98.7	98.7	108.9	0.03%
Hardrock Alpha Enterprises, LLC	(#,^)	112 South Main St., Spring Hill, KS 66083	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/19/2029	14.8	14.8	12.5	—%
700 Services Inc.dba 700 Credit Repair	(#,^)	6013 McRaven Rd, Jackson, MS 39209	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	7/19/2029	7.1	7.1	5.7	—%
Lawrence Adeyemo & Co LLC	(#)	6701 West 23rd St., St. Louis Park, MN 55426	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	7/19/2029	9.5	9.5	9.0	—%
Bonfire Hot Yoga LLC	(#,^)	29973 Bouquet Canyon Rd, Santa Clarita, CA 91390	Educational Services	Term Loan	Prime plus 2.75%	7/18/2029	7.8	7.8	6.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
JDM2 Water Station LLC	(#,^)	1504 Chestnut St., Mishawaka, IN 46545	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/18/2029	197.0	197.0	178.9	0.05%
Ameritube, LLC	(#,^)	5425-D Hamilton Ave, Cleveland, OH 44114	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	7/18/2029	111.6	111.6	115.4	0.04%
The Bean Coffee Co. LLC	(#)	10401 S Belcher Rd, Largo, FL 33771	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	7/17/2029	11.9	11.9	11.3	—%
Baton Rouge Cargo Services Inc	(#,^)	1612 Jackson St., Spirit Lake, IA 51360	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/17/2044	288.8	288.8	301.1	0.09%
Garage Floor Coating of MN.com,LLC	(#,^)	4940 Merrick Rd, Massapequa Park, NY 11762	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/16/2044	983.4	983.4	1,004.8	0.31%
Bouquet Canyon Kennels	(#,^)	88 High St., Mountclair, NJ 07042	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/16/2044	297.5	297.5	298.9	0.09%
Adam Family Bowl Inc	(#,^)	2135 Gallatin Pike N, Store 4, Madison, TN 37115	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/16/2044	131.3	131.3	140.2	0.04%
Beacon Metal Fabricators, Inc.	(#,^)	9130 Wayfarer Ln, Houston, TX 77075	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	7/12/2029	65.9	65.9	60.6	0.02%
VGI Medical LLC	(#,^)	48 Horse Hill Rd, Cedar Knolls, NJ 07927	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	7/12/2044	322.2	322.2	362.9	0.11%
Last Touch, LLC	(#,^)	574-614 Tonnelle Ave, Jersey City, NJ 07307	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/11/2044	100.2	100.2	102.9	0.03%
D DeGregoria LLC dba The UPS Store 4235 Massapequa	(#,^)	1085 Telegraph St, Reno, NV 89502	Couriers and Messengers	Term Loan	Prime plus 2.75%	7/10/2029	74.6	74.6	62.4	0.02%
Menskha Inc	(#)	2 Greenwich Office Park, Ste 260, Greenwich, CT 06831	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	7/10/2029	11.9	11.9	11.3	—%
Nash-Delphia LLC	(#,^)	1016 S. Towne Ave, Unit 123, Los Angeles, CA 90021	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	7/2/2029	14.0	14.0	11.4	—%
Anderson Companies LLC	(#,^)	116 Toledo Drive, Lafayette, LA 70506	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2044	203.1	203.1	213.8	0.07%
Advance Transit LLC	(#,^)	6607 S Central Ave, Phoenix, AZ 85042	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2044	749.7	749.7	804.8	0.25%
Sundown Audio, LLC	(#,^)	514 West 21St St., Newton, NC 28658	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2044	896.4	896.4	914.0	0.28%
Specialty Surgery Center, Inc.	(#,^)	1172 Co Rd 956, Ashland, OH 44805	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2029	1,167.7	1,167.7	1,036.6	0.32%
Balboa Fashion LLC	(#,^)	5505 Peachtree Dunwoody Rd Stes 640,645, Atlanta, GA 30342	Apparel Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	7.0	7.0	5.7	—%
Nevada Recycling and Salvage LTD, AMCB LLC	(#,^)	200 E Chestnut St, Chicago, IL 60611	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/28/2044	1,232.6	1,232.6	1,247.1	0.38%
Upul's Travel Service & Tours Inc	(#,^)	3015 S White Horse Pike, Hammonton, NJ 08037	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2029	257.3	257.3	208.6	0.06%
Big Picture Group LLC	(#,^)	1033 River St., Port Huron, MI 48060	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2029	140.2	140.2	113.7	0.03%
5161 LLC	(#,^)	694 Main St. South, Woodbury, CT 06798	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/28/2029	1,110.6	1,110.6	1,011.6	0.31%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Kim Howard Corp dba NPN Machine Tools	(#,^)	654 Shoppers Lane, Covina, CA 91723	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	198.7	198.7	205.2	0.06%
Jian Yang and Kanger House LLC	(#,^)	935 N La Jolla, Los Angeles, CA 90046	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/27/2029	112.2	112.2	91.5	0.03%
Port Huron Ophthalmology, PLLC dba Black River Optical	(#,^)	1478 E Mountain Drive, Santa Barbara, CA 93108	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2029	14.0	14.0	11.4	—%
Crestview Ridge Farms LLC	(#,^)	654 Shopping Lane, Covina, CA 91723	Crop Production	Term Loan	Prime plus 2.75%	6/28/2044	530.5	530.5	562.1	0.17%
Richmond Street Partners, LLC	(#,^)	66 Twin Oaks Rd, Bridgewater, NJ 08807	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/28/2029	89.3	89.3	73.3	0.02%
K & K Restaurant LLC	(#,^)	904 Suncook Valley Hwy, Epsom, NH 3234	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	133.2	133.2	145.9	0.04%
Baobab Asset Management LLC	(#,^)	352 Bedford St., Lakeville, MA 2347	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/28/2029	46.8	46.8	37.9	0.01%
Southern Specialties Transportation LLC	(#,^)	177 W Cottonwood Ln, Ste 12, Casa Grande, AZ 85122	Truck Transportation	Term Loan	Prime plus 2.75%	6/28/2029	160.2	160.2	154.3	0.05%
Good News Cafe, LLC	(#,^)	251 Little Falls Drive, Wilmington, DE 19807	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	246.6	246.6	251.2	0.08%
NJ Floats Inc	(#,^)	145 Moon Rd, Chesapeake City, MD 21915	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2044	173.5	173.5	195.4	0.06%
Upul's Travel Service & Tours Inc	(#,^)	2429 Iowa St. Stes B, C and D, Lawrence, KS 66046	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2044	345.2	345.2	334.5	0.10%
Tim's Truck Capital & Auto Sales, Inc	(#,^)	2300 Nooseneck Hill, Coventry, RI 2816	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/27/2029	198.8	198.8	205.3	0.06%
Ailky Corporation & Wyspen	(#,^)	580 39 Rd, Palisade, CO 81526	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2029	45.6	45.6	37.0	0.01%
Pawfection Pet Services LLC	(#,^)	1327 Wood Branch Drive, Charlotte, NC 28273	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2029	9.8	9.8	8.0	—%
Boucherie US Inc	(#,^)	1491 Hammond St., Bangor, ME 04401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2029	1,101.4	1,101.4	893.1	0.27%
S & T Hardware Inc	(#,^)	1033 Cannon Bridge Rd, Cordova, SC 29039	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2044	198.4	198.4	223.5	0.07%
BB Services, LLC	(#,^)	22413 Barton Rd, Grand Terrace, CA 92313	Truck Transportation	Term Loan	Prime plus 2.75%	6/27/2029	105.9	105.9	89.9	0.03%
Shooter's Gun Club, LLC	(#)	2221 Pelham Pkwy, Pelham, AL 35124	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/27/2030	179.3	179.3	151.4	0.05%
Moon Landscaping, Inc, Moon Group, Inc moon Nursery, Inc, Moon Site	(#,^)	183 Russ St., San Francisco, CA 94103	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	1,169.5	1,169.5	1,107.9	0.34%
Crescent Event Productions, Inc	(#,^)	4120 7th Ave, Kenosha, WI 53140	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2029	327.4	327.4	278.5	0.09%
Selective Automotive & Accessories Group, Inc	(#,^)	4 Mechanic St., Natick, MA 01760	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/26/2029	233.7	233.7	207.8	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Kaz Ramen, L.L.C.	(#,^)	3542 Glendale Ave, Toledo, OH 43614	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	21.0	21.0	17.2	0.01%
Tekoa Enterpises, Inc	(#,^)	8101 Miller Rd 2, Houston, TX 77049	Truck Transportation	Term Loan	Prime plus 2.75%	6/26/2029	53.0	53.0	46.3	0.01%
Soft Touch Tissue & Paper LLC	(#,^)	1213 W Mallory Ave, Milwaukee, WI 53221	Paper Manufacturing	Term Loan	Prime plus 2.75%	6/26/2044	231.9	231.9	261.2	0.08%
Perfect Water LLC	(#,^)	1491 Hammond, Bangor, MA 4401	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/26/2029	67.8	67.8	61.2	0.02%
RWBB Enterprises, LLC	(#,^)	1115 S Homer Blvd, Sanford, NC 27330	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2044	75.0	75.0	80.7	0.02%
JFK Transportation Inc	(#,^)	137 3rd St, Brooklyn, NY 11231	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/26/2029	97.9	97.9	84.0	0.03%
Child Care Ventures LLC dba Childcare Adventures ELC	(#,^)	6655 Country Rd 32, Norwich, NY 13815	Social Assistance	Term Loan	Prime plus 2.75%	6/26/2044	145.5	145.5	144.0	0.04%
All-City Towing LLC, Jeffrey James Piller	(#,^)	125 Venture Blvd, Spartanburg, SC 29306	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/26/2029	378.6	378.6	350.5	0.11%
Lynx Inspection Technologies LLC	(#,^)	1115 S. Horner Blvd, Sanford, NC 27330	Support Activities for Mining	Term Loan	Prime plus 2.75%	6/26/2044	569.3	569.3	641.2	0.20%
Soft Touch Tissue & Paper LLC	(#)	6 Venture Ste 305, Irvine, CA 92618	Paper Manufacturing	Term Loan	Prime plus 2.75%	12/26/2029	109.2	109.2	113.2	0.03%
Paradise Towing & Recovery Inc	(#,^)	1924 Ruffin Mill Rd, Colonial Heights, VA 23834	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2029	99.5	99.5	93.3	0.03%
Vanchoc Transport Inc	(#,^)	34683 Nova Dr, Clinton Twp, MI 48035	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/25/2029	40.7	40.7	36.6	0.01%
Spartan Technology Solutions, Inc	(#,^)	3273 South John Young Pkwy, Kissimmee, FL 34746	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2044	481.8	481.8	489.1	0.15%
567 Logistics, LLC	(#,^)	63 Hebron Ave, Ste F, Glastonbury, CT 06033	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/25/2029	46.8	46.8	40.2	0.01%
Worldwide Capital Management Inc.	(#,^)	2766 Bay Rd, Redwood City, CA 94063	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2029	135.6	135.6	110.0	0.03%
Professional Tire Limited Liability Company	(#,^)	3212 Alex Trask Drive, Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	137.6	137.6	142.5	0.04%
Paradise Towing & Recovery Inc	(#,^)	295 E WASHINGTON AVE, SUNNYVALE, CA 94086	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	72.5	72.5	81.6	0.02%
Krsto, LLC dba Italian Butter Breadsticks	(#,^)	1 Grace Cove Rd, New Shoreham, RI 02807	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2044	188.1	188.1	200.1	0.06%
Sweets By Karla LLC	(#,^)	1063 Carousel Rd, Lake Arrowhead, CA 92352	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2029	12.0	12.0	9.8	—%
Scissor Kids Inc	(#,^)	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/24/2029	15.2	15.2	12.6	—%
Peninsula Self Defense LLC	(#,^)	18201 Von Karman,Suite 300, Irvine, CA 92612	Educational Services	Term Loan	Prime plus 2.75%	6/21/2029	4.9	4.9	4.2	—%
Port Diesel L.L.C.	(#)	34565 Ranch Drive, Brownsville, OR 97327	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	11.8	11.8	11.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Small Batch Creations Inc. dba The Office Bar & Grill	(#,^)	10201 McKalla Place, Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2029	55.9	55.9	45.3	0.01%
LuLuBelle's Mountain Banana Bread LLC	(#)	6949 Wall Triana Hwy, Madison, AL 35757	Food Manufacturing	Term Loan	Prime plus 2.75%	4/21/2045	181.8	181.8	197.2	0.06%
William Rose Inc	(#,^)	704 N Liberty St., Shamokin, PA 17872	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/21/2044	86.3	86.3	78.5	0.02%
Campuscuts LLC	(#)	N6630 WI-49, Weyauwega, WI 54983	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	7.1	7.1	6.7	—%
Gribben & Associates, Inc	(#,^)	6570 W Highway 67, Cleburne, TX 76033	Truck Transportation	Term Loan	Prime plus 2.75%	6/21/2029	674.9	674.9	547.3	0.17%
Central Texas Hygiene, LLC	(#,^)	110 E 59th St ,31st floor, New York, NY 10022	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/20/2029	82.3	82.3	66.8	0.02%
AA Horseplay, LLC	(#)	401 N Kuner Rd, Brighton, CO 80601	Animal Production and Aquaculture	Term Loan	Prime plus 6.5%	6/20/2029	11.8	11.8	11.2	—%
Zion Motors Inc	(#,^)	3981 E Dunrobin Dr., Springfield, MO 65809	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/19/2044	59.9	59.9	61.7	0.02%
International Institute for Learning Inc.	(#,^)	9858 W Sample Rd, Coral Springs, FL 33065	Educational Services	Term Loan	Prime plus 2.75%	6/19/2029	280.6	280.6	227.6	0.07%
Providence Management Environmental, LLC, Tindol Energy Group, LLC	(#,^)	501 Jackson St, Camden, NJ 08104	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2029	259.7	259.7	256.7	0.08%
Beck's Pub & Grill LLC	(#,^)	3830 Doctor M.L.K. Jr Blvd, Anderson, IN 46013	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2044	69.0	69.0	74.3	0.02%
Bader Furniture Company Inc.	(#,^)	3888 Lightner Rd, Vandalia, OH 45377	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	6/19/2029	7.0	7.0	7.2	—%
American Demolition, Inc	(#,^)	2001 W. Southlake Blvd Ste 143, Southlake, TX 76092	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2029	175.3	175.3	181.1	0.06%
JLM Consulting LP	(#,^)	2211 E Highland Ave Ste 130, Phoenix, AZ 85016	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/17/2029	18.5	18.5	15.0	—%
Bonadi Inc. dba Polished Salon	(#)	199-211 Central Ave, Orange, NJ 07080	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/17/2029	11.8	11.8	11.2	—%
3 Rusty Nails, LLC dba The Gathering Place at 3 Rusty Nails	(#,^)	4210 College St., Beaumont, TX 77707	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	6/14/2044	86.3	86.3	93.5	0.03%
Kego 2 LLC dba Jon Smith Subs 80025	(#,^)	4210 College St., Beaumont, TX 77707	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/14/2029	100.4	100.4	85.2	0.03%
Comarco Quality Pork Products Inc, Comarco Pork Products of FL LLC	(#,^)	4299 South 2675 West, Roy, UT 84067	Food Manufacturing	Term Loan	Prime plus 2.75%	6/14/2029	290.2	290.2	259.8	0.08%
A & S Services LLC dba Kona Ice of Troy	(#,^)	1514 W. 33rd St., Chicago, IL 60608	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2044	44.4	44.4	47.6	0.01%
Law Office of Paula Padilla PLLC	(#)	15922 Eldorado Pkwy, Ste 500-1579, Frisco, TX 75035	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/13/2029	4.7	4.7	4.5	—%
Picon Motors LLC dba The New Young's Motors	(#,^)	3739 E Ridgeway Rd, Orange, CA 92867	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2029	218.5	218.5	213.9	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
GT Performance Plus Inc	(#,^)	15825-15827 Hawthorne Blve, Lawndale, CA 90260	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/11/2044	97.7	97.7	105.0	0.03%
Ivesters Transportation, Inc	(#,^)	1118 Thornberry Dr, Clarksville, TN 37043	Truck Transportation	Term Loan	Prime plus 2.75%	6/11/2029	233.6	233.6	198.6	0.06%
GT Performance Plus Inc	(#,^)	7130 Crater Lake Highway, White City, OR 97503	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/11/2029	71.4	71.4	59.1	0.02%
Archer Cleaners Inc	(#)	127 East King St., Martinsburg, WV 25401	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	11.8	11.8	11.2	—%
Independent Transport, LLC dba Independent Water	(#,^)	195 Terrace Place, Apt. 2, Brooklyn, NY 11218	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/10/2029	191.1	191.1	173.8	0.05%
Smith and Son Plumbing, LLC	(#,^)	749 8th St., Washington, DC 20003	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/10/2029	77.2	77.2	66.5	0.02%
Neely Motorsports, Inc dba Earl's Store #1;Earl's Performance Plumbing	(#,^)	3097 24th Ave, Hudsonville, MI 49426	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2044	238.4	238.4	252.3	0.08%
Johnny's Boy LLC	(#,^)	4261 Business Drive, Cameron Park, CA 95682	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/7/2044	99.9	99.9	104.7	0.03%
Throop Family Holding Inc dba Klamath Basin Metals and Supply, dba Rog	(#,^)	24870 Burnt Pine Drive, Bonita Springs, FL 34134	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2029	37.4	37.4	32.9	0.01%
J&A Elliott Company	(#,^)	4748 Hopyard Rd, Pleasanton, CA 94588	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/7/2029	9.8	9.8	10.1	—%
Allison K. Chipak dba Still Photography	(#)	2600 Brookwood Way Drive, Unit 311, Rolling Meadows, IL 60008	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	11.8	11.8	11.2	—%
Skin Beauty Bar Inc	(#,^)	575 Underhill Blvd, Ste 216, Syosset, NY 11791	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/6/2029	4.9	4.9	4.0	—%
Jamestown Quick Stop LLC	(#,^)	304 1/2 Main St., Edgefield, SC 29824	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/5/2044	68.7	68.7	70.7	0.02%
Preferred Manufacturing Services Inc	(#,^)	1450 Oakbrook Dr, Norcross, GA 30093	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/5/2029	444.4	444.4	459.0	0.14%
Oasis Senior Advisors Franchise Systems, LLC	(#,^)	1307 27th St. Apt B, North Bergen, NJ 07047	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)	Term Loan	Prime plus 2.75%	6/4/2029	292.3	292.3	291.3	0.09%
Italian Heritage Tile and Stone Inc	(#,^)	1698 SW Pancoast St., Port St Lucie, FL 34987	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/4/2029	81.9	81.9	67.5	0.02%
Evoke Growth Advisory LLC	(#,^)	28803 US-6, Rifle, CO 81650	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2029	7.0	7.0	5.7	—%
Morey Publishing LLC	(#,^)	486 Vance St., Forest City, NC 28043	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2029	58.1	58.1	47.7	0.01%
V & M Transportation LLC	(#,^)	2-255555 Kaumualii Hwy, Kalaheo, HI 96741	Truck Transportation	Term Loan	Prime plus 2.75%	5/31/2029	12.2	12.2	9.9	—%
G.S.A.T. Restoration Inc. dba Paul Davis Restoration & Remodeling of G	(#,^)	7707 S IH 35 Frontage Rd #730, Austin, TX 78744	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/31/2029	109.2	109.2	91.9	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Martin Inventory Management, LLC	(#,^)	2715 Palomino Circle, La Jolla, CA 92037	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2029	46.5	46.5	47.0	0.01%
Aspen Welding LLC	(#,^)	364 Parsippany Rd, Unit 7-B, Parsippany, NJ 07054	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	403.5	403.5	426.4	0.13%
SSD Designs, LLC	(#,^)	1885 Briargate Pkwy, Space D-413, Colorado Springs, CO 80920	Chemical Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	418.7	418.7	464.0	0.14%
Inside & Out Maintenance LLC	(#,^)	5926 Vinings Vintage Way, Mableton, GA 30126	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/30/2029	92.9	92.9	76.1	0.02%
AGR, Inc	(#,^)	2820 US Hwy 98 N, Lakeland, FL 33805	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2044	774.7	774.7	853.0	0.26%
Brooklyn Breakfast Shop LLC	(#,^)	46 Cherry St., Milton, VT 5468	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2029	4.6	4.6	4.1	—%
Canela Media Inc	(#,^)	705 E Brookwood PL, Valdosta, GA 31601	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/29/2029	110.4	110.4	94.8	0.03%
PD Financial LLC	(#,^)	120 Corporate Ln, New Bern, NC 28562	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	5/28/2044	48.3	48.3	51.1	0.02%
SV Enterprise LLC dba Haagen-Dazs	(#,^)	1003 Bishop St., Honolulu, HI 96813	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2029	86.2	86.2	70.0	0.02%
2820 US HWY 98 N LLC dba Total Package Car Wash	(#)	1901 N Federal Highway, Ste 212, Pompano Beach, FL 33062	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2029	124.1	124.1	125.3	0.04%
MCM Design LLC	(#)	131 East Trinity Place, Decatur, GA 30030	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	9.4	9.4	8.9	—%
Top Notch Roofing, Inc	(#,^)	2464 US-29, Pensacola, FL 32505	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/23/2029	114.3	114.3	96.9	0.03%
McGuckin & Pyle Inc	(#,^)	18 West Chestnut St.,Unit 2F, Chicago, IL 60610	Machinery Manufacturing	Term Loan	Prime plus 2.75%	5/23/2044	303.7	303.7	321.2	0.10%
Clowers Trucking By Faith LLC	(#)	365 Lowe's Drive, Ste H, Danville, VA 24540	Truck Transportation	Term Loan	Prime plus 6.5%	5/23/2029	11.6	11.6	10.9	—%
Gratitude Training, LLC	(#,^)	430 a/k/a 450 South Highway 165, Branson, MO 65616	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/22/2029	69.7	69.7	56.7	0.02%
ES&A, INC., A LAW CORPORATION	(#,^)	1030 Gettysburg Ave, Clovis, CA 93161	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/22/2029	104.6	104.6	86.0	0.03%
Bloomquist Communications Inc. dba FastSigns 42501	(#,^)	208 East Main St., Elma, WA 98541	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/22/2029	13.9	13.9	11.5	—%
Anchor Up Fitness and Nutrition, LLC	(#,^)	6903 Lakegreen Ct, Louisville, KY 40291	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/21/2029	18.8	18.8	16.9	0.01%
Kappa Investments LLC dba Buddy's Home Furnishings	(#,^)	10235 W Roosevelt Rd, Westchester, IL 60154	Rental and Leasing Services	Term Loan	Prime plus 2.75%	5/17/2029	403.3	403.3	329.0	0.10%
Covalent Holding LLC	(#,^)	302 E. Millitary Hwy U1122, Brackettville, TX 78832	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/17/2029	225.9	225.9	207.3	0.06%
BD Branson Victorian LLC dba Branson Surrey Inn	(#,^)	119 Hope St., Bristol, RI 02809	Accommodation	Term Loan	Prime plus 2.75%	5/17/2029	237.4	237.4	245.2	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Zeb, LLC dba Papa John's	(#,^)	26 Cooper Rd, Byhalia, MS 38611	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/16/2029	46.5	46.5	38.4	0.01%
AMP Trucking Inc	(#,^)	5903 Seminole Blvd, Seminole, FL 33772	Truck Transportation	Term Loan	Prime plus 2.75%	5/16/2029	242.5	242.5	196.6	0.06%
Cut To The Chase 502 LLC	(#,^)	221 N Main St, Kingsfisher, OK 73750	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/16/2029	3.1	3.1	2.8	—%
CJNR LLC dba Chenney Bear Cafe, Elma Lodge & Suites, Parkhurst Motel,	(#,^)	617 Tennessee Ave, Charleston, WV 25302	Accommodation	Term Loan	Prime plus 2.75%	5/16/2029	17.4	17.4	18.0	0.01%
The Lobster Pot Inc	(#,^)	1250 NW 7th St. Ste 201, Miami, FL 33125	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	363.2	363.2	392.8	0.12%
Two Pie Lovers LLC dba Pizza Outpost	(#,^)	3111 S Valley View Blvd, Las Vegas, NV 89102	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	43.1	43.1	46.3	0.01%
Crystal D. Walls dba Crystal's Cleaning Service	(#)	1341 Brooks St. Unit D, Ontario, CA 91762	Administrative and Support Services	Term Loan	Prime plus 6.5%	5/9/2029	9.4	9.4	8.9	—%
Aloha To Go LLC	(#,^)	6507 Jester Blvd, Ste #107, Austin, TX 78750	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2029	14.4	14.4	11.7	—%
Blue Country Firearms LLC	(#,^)	150 Upper Joe Creek Rd, Manson, WA 98831	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/8/2044	20.7	20.7	20.6	0.01%
Folklore Music Exchange LLC	(#,^)	312 79th Ave North, Myrtle Beach, SC 29572	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/6/2029	4.8	4.8	3.9	—%
NYM Solutions Inc.dba NYM Solutions, Inc	(#)	125 Bradley Rd, Woodbridge, CT 06525	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	11.8	11.8	11.1	—%
Global Enterprises LLC dba Verdi Pizza	(#,^)	1619 Malon Bay Drive, Orlando, FL 32828	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/3/2029	19.4	19.4	15.7	—%
EPIFAB,LLC	(#,^)	1205 Johnson Ferry Rd Ste 124, Marietta, GA 30068	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/3/2029	19.8	19.8	17.4	0.01%
Art Amore Studios, LLC	(#,^)	475 West 147th St, Midlothian, IL 60445	Educational Services	Term Loan	Prime plus 2.75%	5/3/2029	5.2	5.2	4.2	—%
Mark Garvin dba Tipsy Canyon Winery	(#,^)	2781 Saturn St. Ste F, Brea, CA 82821	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	5/3/2044	104.7	104.7	117.8	0.04%
Life View Prenatal Imagery, LLC	(#,^)	15280 NW 79th Ct Ste 109, Miami Lakes, FL 33016	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/3/2029	5.6	5.6	4.8	—%
Modern Trousseau, LLC	(#,^)	117 Country Village Drive, Raceland, LA 70394	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/1/2029	290.5	290.5	279.4	0.09%
Disability Resolution P.A.	(#)	1619 Roberts Drive SE, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/30/2029	2.8	2.8	2.6	—%
DeVega Juice Co, - East Cobb, LLC dba Clean Juice Johnson Ferry	(#,^)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	59.5	59.5	58.0	0.02%
Midlothian Hardware, Inc dba Grills True Value	(#,^)	15105 John J Delaney Drive, Ste D 170, Charlotte, NC 28277	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/29/2029	37.0	37.0	38.2	0.01%
Benevolent International Inc	(#,^)	196 N. Holiday Rd, Miramar Beach, FL 32550	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/26/2029	72.7	72.7	59.0	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Pellegrin Marine Transportation, LLC	(#,^)	196 N. Holiday Rd, Miramar Beach, FL 32550	Support Activities for Transportation	Term Loan	Prime plus 2.75%	4/26/2029	119.4	119.4	104.6	0.03%
Sona USA, Inc	(#,^)	1882 Capital Circle NE, Ste 104, Tallahassee, FL 32308	Telecommunications	Term Loan	Prime plus 2.75%	4/26/2029	152.4	152.4	134.5	0.04%
ASM Partners LLC	(#,^)	6957 W Broward Blvd, Plantation, FL 33317	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/26/2029	225.6	225.6	205.1	0.06%
Jones Roger Sherman Inn, Inc.	(#,^)	4320 Anthony Court Stes 1,2,3, Rocklin, CA 95677	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/25/2029	135.1	135.1	139.6	0.04%
La Dolce Vita LLC.	(#,^)	74 Roosevelt St., Pequannock Township, NJ 07440	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2044	463.8	463.8	506.3	0.15%
La Dolce Vita, LLC, La Dolce Vita Watersports LLC, LDV Golf Cart & Bil	(#,^)	1083 North Broadway, North Massapequa, NY 11758	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2029	461.9	461.9	404.0	0.12%
Quality Living Medical Alert, LLC	(#,^)	901 W Braker Lane, Austin, TX 78758	Social Assistance	Term Loan	Prime plus 2.75%	4/24/2029	50.8	50.8	46.0	0.01%
All My Best Inc.	(#,^)	10161 W Park Run Drive, Las Vegas, NV 89145	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/19/2029	57.7	57.7	49.4	0.02%
ER & DC McPherson Holdings, LLC	(#,^)	8063 Jericho Turnpike, Woodbury, NY 11797	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/19/2029	44.8	44.8	36.9	0.01%
2Choice2Friends dba 2 N 1 Salad Bar and Grill	(#)	2300 Levit Rd, Lorain, OH 44052	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	11.7	11.7	11.0	—%
Bottles on Broadway, LLC	(#,^)	1205 38th Ave North, Myrtle Beach, SC 29577	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/17/2029	118.9	118.9	99.0	0.03%
Modern Demo & Services LLC	(#,^)	8728 Tireman Ave, Detroit, MI 48204	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2029	115.5	115.5	95.5	0.03%
Expert Building Services LLC	(#,^)	10017 Pebble Beach Drive, St. Louis, MO 63114	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/17/2029	18.8	18.8	15.3	—%
Rello, Inc. dba ID Salon	(#)	367 Pine Island Rd, North Fort Myers, FL 33903	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	5.6	5.6	5.3	—%
Cormac Enterprises, Inc	(#,^)	17790 State Rd 54, Lutz, FL 33458	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/16/2029	20.8	20.8	17.2	0.01%
Pranamji Inc dba Ohara's Beverage Spot	(#,^)	19972 Willowin Farm Lane, Purceville, VA 20132	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2044	46.5	46.5	47.5	0.01%
Bill Berger LLC	(#,^)	1761 Nostrand Ave, Brooklyn, NY 11226	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/12/2029	8.3	8.3	6.7	—%
Samco Food Corp dba C-Town Supermarket	(#,^)	3563 South River Terrace, Edgewater, MD 21037	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/12/2029	92.4	92.4	74.9	0.02%
P. Moss Enterprises, LLC dba Garage Experts-Mid Atlantic	(#,^)	7926 Santa Fe Drive, Overland Park, KS 66204	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	40.6	40.6	34.6	0.01%
Engineered Edibles, LLC	(#,^)	512 Verret St., New Orleans, LA 70114	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2029	8.3	8.3	6.7	—%
Southern Gulf Construction, Inc.	(#,^)	1155 15th St NW, Washington, DC 20005	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	102.8	102.8	97.0	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
CK Heating and Cooling LLC	(#,^)	9001 Wentworth Springs Rd, Georgetown, CA 95634	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	18.9	18.9	15.4	—%
Gilpin Enterprises, LLC dba Jon Smith Subs	(#,^)	1256 Indian Head Rd, Toms River, NJ 08755	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2029	73.2	73.2	61.7	0.02%
J.T. ONeill Company, LLC	(#,^)	6713 Biscay Hbr, San Antonio, TX 78249	Real Estate	Term Loan	Prime plus 2.75%	4/12/2029	9.0	9.0	7.3	—%
Maxiflex LLC	(#,^)	28201 Date Palm Drive, Cathedral City, CA 92234	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/11/2029	57.7	57.7	59.6	0.02%
VRGE Strategies LLC	(#,^)	1101 NW 12TH Ave, Ava, MO 65608	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/10/2029	125.6	125.6	101.8	0.03%
Georgetown Milling Co, LLC	(#,^)	4043 Geer Rd, Hughson, CA 95326	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	4/9/2029	11.8	11.8	10.1	—%
FRAJOVI Urban Air, LLC dba Urban Air Trampoline& Adventure Park	(#,^)	3100 Drewsky Lane Unit 108, Fort Mills, SC 29715	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/8/2030	557.3	557.3	558.5	0.17%
Marnon Enterprise LLC	(#,^)	40 Sandra Drive, South Windsor, CT 06074	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/5/2029	4.4	4.4	3.6	—%
Bose and Avinder, Inc.and Carmel and Preet Inc	(#,^)	6895 N. 9th Ave Ste B, Pensacola, FL 32504	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2029	53.1	53.1	54.9	0.02%
Peak Performance Associates LLC dba Nova Hypnosis and Wellnes	(#,^)	3150 West Park Drive, Burnsville, MN 55306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2029	55.1	55.1	44.7	0.01%
Turtle Shirts, LLC	(#,^)	1112 N Main St, Manteca, CA 95336	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/29/2029	49.3	49.3	41.2	0.01%
Complete Care IT LLC	(#,^)	4900 Hopyard Rd, Pleasanton, CA 94588	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2029	48.2	48.2	39.2	0.01%
La Favorita Radio Network	(#,^)	4458 West Vernor Hwy, Detroit, MI 48209	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	3/29/2029	344.0	344.0	293.7	0.09%
J Brothers Enterprises, LLC	(#,^)	7219 Silver Mist Ave, North Chesterfield, VA 23237	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/29/2044	634.1	634.1	633.0	0.19%
Ren Investment Group Inc dba True Positon Manufacturing	(#,^)	3728 W McKinley Ave, Fresno, CA 93772	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/29/2029	794.5	794.5	661.0	0.20%
EJ & James Transport LLC	(#,^)	9371 Jackson Rd, Sacramento, CA 95826	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	8.7	8.7	7.8	—%
Bhatti LLC dba Auntie Ann's & Bhatti LLC 1	(#,^)	229 Medical Park Rd, Ste 310, Mooresville, NC 28117	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	151.3	151.3	122.7	0.04%
Reliable Power Group Inc. dba Batteries + bulbs Pensacola	(#,^)	2140 44th St SE, Ste 201, Grand Rapids, MI 49508	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2029	91.8	91.8	74.7	0.02%
Hamsons Inc.	(#,^)	13031 S Western Ave, Blue Island, IL 60406	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/29/2029	172.1	172.1	139.6	0.04%
Royalty Freight Inc.	(#,^)	7190 SW 87th Ave Ste 203, Miami, FL 33173	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	392.6	392.6	351.9	0.11%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Key HR Associates, Inc dba Parents Choice for Kids	(#,^)	109 W Fern St., Tampa, FL 33604	Social Assistance	Term Loan	Prime plus 2.75%	3/29/2044	446.1	446.1	452.6	0.14%
Stillwater Ventures, LLC	(#,^)	128 Cowesett Ave, West Warwick, RI 2893	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2029	381.9	381.9	349.7	0.11%
Pizzaplex L3C	(#,^)	8272 W. Sunset Blvd, Los Angeles, CA 90048	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	41.1	41.1	34.4	0.01%
Bayco Enterprises, Inc	(#,^)	10241 Metro Pkwy# 108, Ft Myers, FL 33966	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2044	195.4	195.4	219.8	0.07%
Raven's Place LLC	(#,^)	10670 Parkside Drive, Knoxville, TN 37922	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2044	675.9	675.9	696.4	0.21%
Bright Freight Solution, LLC	(#,^)	4801 South University Drive Ste 125, Davie, FL 33328	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	1,106.2	1,106.2	965.3	0.29%
Iredell Oral & Facial Surgery, P.C. dba Johnson Oral Surgery	(#,^)	1485 Chain Bridge Rd, Ste 304 & 305, McLean, VA 22101	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2044	820.8	820.8	822.7	0.25%
NuBe Business Group LLC	(#,^)	18427 New Kent Hwy, Barhamsville, VA 23011	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2044	40.3	40.3	45.3	0.01%
Felipe Antonio Del Valle M.D. P.A.	(#,^)	202 S First St., Wakeeney, KS 67672	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2029	13.8	13.8	11.2	—%
StillBasi Holdings, Inc. dba Buxton Auto Transport	(#,^)	301 Commerce Drive, Elizabethtown, KY 42701	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	275.4	275.4	239.2	0.07%
Knoxville Room Service	(#,^)	4720 NW 2nd Ave Unit D104 and Unit D-105, Boca Raton, FL 33498	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/29/2029	6.2	6.2	5.3	—%
Outtasight Careers, LLC dba Gecko Hospitality	(#,^)	2414 W Battlefield Ste H, Springfield, MO 65807	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2029	47.7	47.7	38.7	0.01%
Cleland Pharmacy LLC	(#,^)	900 West Northern Lights Blvd, Anchorage, AK 99503	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	3/28/2029	20.7	20.7	21.3	0.01%
Planet X Tobacco & Gift, LLC	(#,^)	1220 Broadcasting Rd, Ste 202, Wyomissing, PA 19610	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/28/2044	280.9	280.9	303.7	0.09%
J.C. Pallet Company, Inc.	(#,^)	5335 E. Kaviland Ave, Fresno, CA 93725	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2029	413.1	413.1	384.5	0.12%
Custom Vinyl Products LLC	(#,^)	260 Enterprise Drive, Newport News, VA 23603	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2044	995.4	995.4	1,039.4	0.32%
Four Seasons Laser Center Inc.	(#,^)	3949 New Rd, Youngstown, OH 44515	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/28/2029	13.8	13.8	13.0	—%
RG Productions LLC	(#,^)	206 Rohrerstown Rd, Lancaster, PA 17603	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/28/2029	142.6	142.6	127.0	0.04%
GS Bath Inc	(#,^)	23010 Highland Knolls Blvd, Ste G, Katy, TX 77494	Truck Transportation	Term Loan	Prime plus 2.75%	3/28/2029	286.9	286.9	254.3	0.08%
Cocomo Joe's LLC	(#,^)	1415 W Anderson St., Stockton, CA 95206	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2029	3.2	3.2	2.9	—%
PA Sobol Partners LLC dba Sobal	(#,^)	674 LA- 8, Sicily Island, LA 71368	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2029	47.1	47.1	40.0	0.01%
Skaggs RV Outlet ,LLC	(#,^)	2543 Eliot St., Denver, CO 80211	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/28/2029	229.4	229.4	236.6	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
DC AG, LLC dba Big B Sales	(#,^)	2880 Carol Rd, East York, PA 17402	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/27/2044	577.9	577.9	589.6	0.18%
Ocean Trans LLC and Dehal Trucking LLC	(#,^)	317 N Farview Ave, Paramus, NJ 07652	Truck Transportation	Term Loan	Prime plus 2.75%	3/27/2029	68.8	68.8	70.9	0.02%
Cinco Fit LLC dba Cinco Fit	(#,^)	315 Sylamore Ave, Mountain View, AR 72560	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2029	151.5	151.5	122.6	0.04%
Danielle Vance LPC, LLC dba Danielle Vance MA, LPC	(#,^)	2454 N East Side Highway,, Elkton, VA 22827	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/27/2029	5.2	5.2	4.2	—%
District 5 Boutique LLC	(#,^)	350 15th St. NW, Huron, SD 57350	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/26/2029	114.7	114.7	92.9	0.03%
Heritage Hills Athletics 1, LLC and Heritage Hills Athletics 1, LLC	(#,^)	489 Hamilton Rd, Jacksonville, OR 97530	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/26/2044	1,228.8	1,228.8	1,280.1	0.39%
Virginia Industrial Plastics, Inc.	(#,^)	2454 North East Side Highway, Elkton, VA 22827	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2044	291.5	291.5	327.5	0.10%
Skyways, LTD	(#,^)	21 S Hope Chapel Rd, Jackson, NJ 08527	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/22/2029	757.5	757.5	620.6	0.19%
Gary Krause dba Gary Krause Landscaping & Design	(#,^)	1116 E Main St, Richmond, VA 23219	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/22/2029	5.5	5.5	4.9	—%
J & C May Properties, LLC	(#,^)	8704 Grand Ave, Billings, MT 59106	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/22/2044	1,114.5	1,114.5	1,064.5	0.33%
Virginia Industrial Plastics, Inc.	(#,^)	2320 138TH ST, Blue Island, IL 60406	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2029	248.5	248.5	256.3	0.08%
The Karate Dojo LLC	(#,^)	2320 138th St., Blue Island, IL 60406	Educational Services	Term Loan	Prime plus 2.75%	3/21/2029	4.1	4.1	3.3	—%
Dependable Lawn Care, Inc.	(#,^)	5979 NW 151st St, Miami Lakes, FL 33014	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2029	479.8	479.8	420.2	0.13%
Pitman Holding LLC	(#,^)	9400 South Saginaw St., Unit 1, Grand Blanc, MI 48439	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/21/2029	6.9	6.9	6.0	—%
American Trails Transport, LLC	(#,^)	9400 South Saginaw St., Unit 1, Grand Blanc, MI 48439	Truck Transportation	Term Loan	Prime plus 2.75%	3/21/2029	50.5	50.5	44.3	0.01%
Dependable Lawn Care, Inc.	(#,^)	1 Williams Lane, Old Saybrook, CT 06475	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2044	187.2	187.2	206.5	0.06%
Michigan Neurosurgical Institute P.C.	(#,^)	605 W Main St, Oxford, KS 67119	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2029	166.4	166.4	135.5	0.04%
Mega Trucking LLC and Olyimpian Industries LLC	(#,^)	6505 Shiloh Rd,Units 300,310 and 320, Alpharetta, GA 30005	Truck Transportation	Term Loan	Prime plus 2.75%	3/20/2029	366.9	366.9	333.1	0.10%
Sound Manufacturing Inc	(#,^)	2917 1st Ave SE, Cedar Rapids, IA 52402	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/20/2029	45.9	45.9	37.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Michigan Neurosurgical Institute, P.C.,,Optical Spine,LLC, MNI Great L	(#,^)	23077 Greenfield Rd, Southfield, MI 48075	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2044	349.0	349.0	353.1	0.11%
Frontline Selling LLC	(#,^)	137 3rd St, Brooklyn, NY 11231	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/19/2029	286.9	286.9	295.8	0.09%
Game Station, Inc.	(#,^)	701 Addison Rd, Painted Post, NY 14870	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/19/2029	241.0	241.0	211.3	0.06%
Marvellous Print & Ship LLC	(#,^)	1655 E Warm Springs Rd, Las Vegas, NV 89119	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/19/2029	3.1	3.1	2.5	—%
B & W Towing LLC	(#,^)	8670 Wilshire Blvd, Beverly Hills, CA 90211	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/15/2029	52.8	52.8	54.2	0.02%
Vanchoc Transport Inc	(#,^)	2775 Burris Rd, Davie, FL 33314	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/15/2029	80.3	80.3	65.0	0.02%
Stepping Stones Children's Academy LLC	(#,^)	510 South Batavia Ave, Batavia, IL 60510	Social Assistance	Term Loan	Prime plus 2.75%	3/15/2044	368.6	368.6	388.5	0.12%
Panetcarne Inc.dba Jersey Mike's Subs Greenfield	(#,^)	5467 W San Fernando Rd, Los Angeles, CA 90039	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	85.4	85.4	71.3	0.02%
Screening Services Group, LLC	(#,^)	14252 W 44th Ave Unit F, Golden, CO 80403	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/14/2029	258.4	258.4	217.5	0.07%
Space Express, LLC	(#,^)	6919 Oak Ridge Commerce Way, Austell, GA 30168	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2029	133.1	133.1	111.7	0.03%
Mill Creek Early Childhood Program LLC	(#,^)	76 Ranch Rd a/k/a 3695 Movie Ranch Rd, Duck Creek, UT 84762	Social Assistance	Term Loan	Prime plus 2.75%	8/11/2029	58.3	58.3	47.4	0.01%
Kalloren Provel LLC	(#,^)	5137 Clareton Dr Ste 100,110 & 120, Agoura Hills, CA 91301	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/8/2044	278.9	278.9	293.9	0.09%
Precise Air Systems, Inc	(#,^)	19138 Molalla Ave, Oregon City, OR 97045	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/8/2029	240.0	240.0	197.9	0.06%
Alpine Remediation, Inc, T & M Holdings, LLC	(#,^)	15101 West McNichols Rd, Detroit, MI 48235	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2029	80.4	80.4	72.1	0.02%
D & S Village Hardware LLC dba Cedar Mountain Country Store & Samantha	(#,^)	487 Elizabeth Lake Rd, Waterford, MI 48328	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/8/2044	198.3	198.3	214.1	0.07%
SG Welch Inc dba Sparks Auto Service	(#,^)	2200 N Stonington Ave #120, Hoffman Estates, IL 60169	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/8/2029	57.4	57.4	47.8	0.01%
Wildflour Bakery & Cafe LLC	(#,^)	3361 Dayton Xenia Rd, Beavercreek, OH 45432	Food Manufacturing	Term Loan	Prime plus 2.75%	3/8/2029	80.3	80.3	65.0	0.02%
Seeds of Knowledge Creative Learning Center LLC	(#,^)	727 Page Ave., Staten Island, NY 10307	Social Assistance	Term Loan	Prime plus 2.75%	3/7/2044	22.1	22.1	23.8	0.01%
Doble Rentals, L.L.C , Doble Rentals 2, LLC, Doble Rentals 3, LLC	(#,^)	20 Silver Fox Lane, Sussex, NJ 07461	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/4/2029	144.6	144.6	117.0	0.04%
Wooter Apparel, Inc	(#,^)	330Milltown Rd, Ste 22E, East Brunswick, NJ 08816	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/28/2029	45.6	45.6	37.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Monkey Bones LLC	(#,^)	1600 Carter Cove Rd, Hayesville, NC 28904	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2044	19.1	19.1	21.5	0.01%
NY Scoops LLC dba Cool Suppliers and Breakneck Road LLC	(#,^)	484 Summit St, Elgin, IL 60120	Food Manufacturing	Term Loan	Prime plus 2.75%	2/28/2029	45.5	45.5	42.7	0.01%
KSW Agency Inc.	(#,^)	32091 Broken Branch Circle, Spanish Fort, AL 36527	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	2/28/2029	13.7	13.7	14.1	—%
Shah Medical Center SC & Heeena Shyamani	(#,^)	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Hospitals	Term Loan	Prime plus 2.75%	2/28/2044	249.2	249.2	238.7	0.07%
Legacy Roof Contractors LLC	(#,^)	7522 Old Linton Hall Rd, Gainesville, VA 20155	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2044	294.5	294.5	297.8	0.09%
Woodard Electric Services, Inc.	(#,^)	5501 Josh Birmingham Pkwy Concourse A, Charlotte, NC 28208	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2029	19.7	19.7	16.3	—%
Matrix Z LLC	(#)	949 Turquoise St., San Diego, CA 92109	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	11.6	11.6	10.9	—%
Merdad Dentistry PLLC dba Easy Dental Care	(#,^)	3633 B Hill Rd, Parsippany, NJ 07054	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/26/2029	14.4	14.4	11.6	—%
Harbor Management Company Inc dba Jamba Juice	(#,^)	1521 Lyon Court a/k/a 2418 Central Ave, Charlotte, NC 28205	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2029	136.8	136.8	112.7	0.03%
EasyBooks, Inc.	(#,^)	12140 Wickchester Ln STE 130, Houston, TX 77079	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/22/2029	5.5	5.5	4.4	—%
Mia Restoration Inc dba PuroClean and Puroclean of Morristown NJ	(#,^)	98-18 Rockaway Blvd, Ozone Park, NY 11417	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/21/2029	37.6	37.6	31.8	0.01%
Gomez Advanced Wellness Center, Inc.	(#,^)	98-18 Rockaway Blvd, Far Rockaway, NY 11417	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/21/2044	147.3	147.3	154.0	0.05%
Citiline Cafe At Jacobs Plaza, LLC dba Citiline Cafe	(#,^)	2130 Providence Highway, Walpole, MA 02081	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	44.3	44.3	35.9	0.01%
Outler Transportation Services,LLC	(#,^)	3775 Carriage Downs CT SW, Snellville, GA 30039	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/19/2029	41.0	41.0	34.1	0.01%
Bowl 360 Inc.	(#,^)	530 Willis Ave, Bronx, NY 10455	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	127.2	127.2	103.7	0.03%
Rob Barletta's Hockey School, Inc	(#,^)	1174 Yellostone Drive, Lake Arrowhead, CA 92532	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	2/19/2029	99.2	99.2	102.3	0.03%
Bowl 360 Inc.	(#,^)	211 West Camellia Drive, Slidell, LA 70458	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	148.3	148.3	133.2	0.04%
Integris Roofing, Inc	(#,^)	9212 Liberty Ave, Ozone Park, NY 11417	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/15/2029	20.5	20.5	16.6	0.01%
M & M Burgers Inc dba Checkers	(#,^)	450 Fremont St #109 and 113, Las Vegas, NV 89101	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	105.3	105.3	87.8	0.03%
Tony Herring & Associates, Inc	(#,^)	600 West Charles St., Matthews, NC 28105	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/14/2029	13.7	13.7	14.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Gateway Veterinary Services, P.C. dba Liberty Animal Clinic	(#,^)	8101 Sandy Spring Rd Ste 250N, Laurel, MD 20707	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/14/2044	135.8	135.8	152.6	0.05%
Par-Man, Inc. dba Rockstar Tattoo	(#,^)	22015 IH 10 West, San Antonio, TX 78249	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	2/14/2029	57.0	57.0	46.8	0.01%
KHSE Parks, Inc.	(#,^)	87 Main St. Upper Level, Hastings-on-Hudson, NY 10706	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/14/2029	75.2	75.2	60.9	0.02%
Precedence Enterprises LLC dba Spartan Junk Removal	(#,^)	9408 Apison Pike, Ste 11, Ooltewah, TN 37363	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/8/2029	14.7	14.7	12.9	—%
Pamletics LLC dba F45	(#,^)	4119 Gallatin Pike, Nashville, TN 37216	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/8/2029	3.4	3.4	3.1	—%
Shepherd Fitness, LLC dba Workout Anytime Ooltewah	(#,^)	1397 McGuire Rd, Lamar, AR 72846	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/8/2029	154.0	154.0	134.9	0.04%
EJGR Corp dba Brite Energy Solutions	(#,^)	4291 Shoal Line Blvd, Hernando Beach, FL 34607	Utilities	Term Loan	Prime plus 2.75%	2/8/2029	57.0	57.0	46.4	0.01%
Creative Counseling Nashville PLLC	(#,^)	4371 Durham Court, Denver, CO 80239	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/7/2029	2.0	2.0	1.6	—%
RIHAHN INC dba RDBL, INC.	(#,^)	500 Research Rd, Richmond, VA 23236	Forestry and Logging	Term Loan	Prime plus 2.75%	2/5/2029	6.3	6.3	6.5	—%
Hernando Beach Motel Inc.,The Purple Cow House of Pancake Inc	(#,^)	3808 Vegas Drive, Las Vegas, NV 89108	Accommodation	Term Loan	Prime plus 2.75%	2/1/2029	13.7	13.7	14.1	—%
Jesus and Son's Landscape Contractors, LLC	(#,^)	11109 Old Seward Highway, Anchorage, AK 99515	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2029	52.4	52.4	44.2	0.01%
Employer Resource Services LLC dba Data Pool	(#,^)	414 Union St, Nashville, TN 37219	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2029	33.8	33.8	27.4	0.01%
MYC Motors Inc	(#,^)	2879 W 95th St. Ste 195, Naperville, IL 60564	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/30/2044	73.6	73.6	82.7	0.03%
FNF LLC dba WineStyles	(#,^)	55 Green Hill St., West Warwick, RI 2816	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/22/2029	224.4	224.4	181.8	0.06%
IGWT Coffee, LLC dba PJ's Coffee of New Orleans	(#,^)	309 Coronado Drive, Clearwater Beach, FL 33767	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2029	74.8	74.8	60.5	0.02%
MMC Investors, LLC dba Clean Juice	(#,^)	11694 Sudley Manor Drive, Manassas, VA 20109	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2029	80.5	80.5	67.1	0.02%
Hilco Athletics & Graphics Inc	(#,^)	174 El Cerrito Plaza, El Cerrito, CA 94530	Apparel Manufacturing	Term Loan	Prime plus 2.75%	1/16/2044	67.5	67.5	75.8	0.02%
Fluid Connections LLC dba BurgerIM	(#,^)	14865 Highway 92, Woodstock, GA 30188	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	56.7	56.7	50.1	0.02%
CMLCLEARWATERBEACH.LLC dba Cousins Maine Lobster	(#,^)	215 S Persimmon St,, Tomball, TX 77375	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/11/2029	81.6	81.6	67.3	0.02%
HSR Tacos LLC dba California Tortilla	(#,^)	191 Old Tower Hill Rd., South Kingstown, RI 2879	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	49.4	49.4	40.0	0.01%
Rashed and Shabila LLC	(#,^)	1825 N Rocky River Rd, Monroe, NC 28110	Gasoline Stations	Term Loan	Prime plus 2.75%	1/4/2029	20.4	20.4	18.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
The Chop House Inc.	(#,^)	49045 Van Dyke Ave, Shelby Charter Township, MI 48317	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2043	547.3	547.3	560.8	0.17%
Romain Tower Inc. David Romaine, Sugar Land Crane and Rigging, LLC	(#,^)	9503 Kenwood Rd, Cincinnati, OH 45242	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/31/2028	213.9	213.9	173.1	0.05%
Superior Concepts Acquisition Corp	(#,^)	10911 Bonita Beach Rd SE Unit 104 A & 104B, Bonita Springs, FL 34135	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2043	500.0	500.0	533.0	0.16%
Galt Insurance Group of Bonita Springs, LLC & Bonita Safety Institut	(#,^)	1710 Tiles Court, Grand Haven, MI 49417	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/28/2043	18.4	18.4	21.2	0.01%
Superior Concepts Acquisition Corp	(#,^)	1710 Tiles Ct, Grand Haven, MI 49417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2028	108.0	108.0	101.8	0.03%
Nix and Nix Funeral Home North Inc,	(#,^)	1621 W. Dauphin St., Philadelphia, PA 8065	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	558.7	558.7	631.4	0.19%
American Rewinding of NC Inc dba MTS	(#,^)	74 Larkfield Rd, East Northport, NY 11731	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2028	382.5	382.5	361.6	0.11%
Omega Funeral and Cremation Services,LLC	(#,^)	32302 East Historic Columbia River Hwy, Corbett, OR 97019	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	335.4	335.4	366.7	0.11%
Capitol Fitness Inc. dba Anytime Fitness Shelby	(#,^)	6857 Timbers Drive, Evergreen, CO 80439	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/28/2028	16.4	16.4	15.4	—%
Green Valley Landscape Management Inc. dba Apopka Mower and Equipment	(#,^)	1220 Broadcasting Rd Ste 202, Wyomissing, PA 19610	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2043	454.7	454.7	492.6	0.15%
Medworxs Inc.	(#,^)	2975 W Orange Blossom Trail, Apopka, FL 32712	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2028	9.5	9.5	8.5	—%
East Breeze LLC dba Historic Springdale Pub and Eatery	(#,^)	312 W Main St., Red River, NM 87558	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2043	125.8	125.8	140.7	0.04%
Fave Realty Inc.	(#,^)	1912 N Arlington Heights Rd., Arlington Heights, IL 60004	Real Estate	Term Loan	Prime plus 2.75%	12/27/2043	121.2	121.2	139.7	0.04%
Reservations Unlimited LLC	(#)	450 South Highway 165, Branson, MO 65616	Real Estate	Term Loan	Prime plus 2.75%	12/26/2043	139.6	139.6	156.3	0.05%
BD Branson Victorian LLC dba Branson Victorian Inn	(#,^)	5141 Topaz Drive, Colorado Springs, CO 80918	Accommodation	Term Loan	Prime plus 2.75%	12/24/2043	487.7	487.7	547.2	0.17%
RM Hawkins LLC	(#,^)	5 Greentree Center, Marlton, NJ 08053	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/24/2028	270.2	270.2	256.9	0.08%
Timios Enterprises Corp dba Palm Court	(#,^)	607 West Magnolia Ave, Fort Worth, TX 76104	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2043	694.3	694.3	766.5	0.23%
Sesolinc GRP, Inc.	(#,^)	4500 S Country Rd, Odessa, TX 79768	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	338.0	338.0	324.8	0.10%
D.A.F.S Transport, LLC	(#,^)	1101 Stewart Ave Ste 104, Garden City, NY 11530	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	582.0	582.0	587.3	0.18%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Royalty Freight Inc	(#,^)	4015 Jennings Rd, Cleveland, OH 44109	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	87.8	87.8	79.1	0.02%
ETS Tree Service Inc and Eastern Tree Service, Inc	(#,^)	1402 W Park Ave, Orange, TX 77630	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2028	207.3	207.3	197.7	0.06%
Kyle M Walker DDS, PC	(#,^)	7777 Glades Rd, Ste 100, Boca Raton, FL 33434	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	101.3	101.3	91.2	0.03%
Diamond Estates LLC	(#,^)	3728 W McKinley Ave, Fresno, CA 93722	Construction of Buildings	Term Loan	Prime plus 2.75%	12/21/2028	67.5	67.5	60.8	0.02%
The Law Office of Jared E. Shapiro, P.A	(#,^)	24462 NW 9th Place, Newberry, FL 32669	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	10.1	10.1	9.1	—%
Fifth Wheel Truck Stop 001, Inc.	(#,^)	110 Court St Ste 1, Cromwell, CT 06416	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2028	93.1	93.1	83.9	0.03%
Burgess and Dudley, Incorporated	(#,^)	3767 South Golden State Blvd, Fresno, CA 93725	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/21/2028	213.9	213.9	200.5	0.06%
LP Industries, Inc and Playground Packages, LLC	(#,^)	806 Randy Lowery Rd, Statesboro, GA 30461	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	84.4	84.4	76.2	0.02%
Accel Compression Inc.,Accel Workover Services Inc dba Mica Tool & Tur	(#,^)	4813 Pinson Valley Pkwy, Birmingham, AL 35215	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/21/2044	167.6	167.6	193.5	0.06%
Cammarata Associates LLC	(#,^)	207 S. Teresa St., Monahans, TX 79756	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	12/21/2028	67.5	67.5	60.8	0.02%
C&D Trucking & Equipment Service, Inc.	(#,^)	2040 Norwood, Lenoir, NC 28645	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2043	115.0	115.0	132.4	0.04%
Precision Bytes LLC dba Tower Connect	(#,^)	6633 Brayton Drive, Anchorage, AK 99507	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	116.9	116.9	105.3	0.03%
Baseline Health, LLC & Baseline Health Management, LLC	(#,^)	23 Main St., Wardsboro, VT 5355	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	107.0	107.0	98.2	0.03%
Graff Excavating, Inc	(#,^)	2043 Coteau Rd, Houma, LA 70364	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2028	176.2	176.2	160.9	0.05%
Alaska Motor Home Inc	(#,^)	803 E State St., Toledo, IA 52342	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	270.4	270.4	260.0	0.08%
Flashii App, Inc.	(#,^)	1671 Belle Isle Ave Ste 110- Office C, Mount Pleasant, SC 29464	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	56.3	56.3	58.5	0.02%
CK Green Partners, LLC dba Reis and Irvy"s Columbus	(#,^)	5010 Augusta Drive, Westerville, OH 43082	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/20/2029	171.3	171.3	166.0	0.05%
Hotel Compete, LLC	(#,^)	223 W Jackson Blvd, Chicago, IL 60606	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	56.3	56.3	50.7	0.02%
Healthy and Fresco LLC	(#,^)	86 Boston Rd, Chelmsford, MA 01824	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	41.4	41.4	38.6	0.01%
Local Liberty Inc dba The Wardsboro Country Store	(#,^)	75 E Santa Clara St, San Jose, CA 95113	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/20/2043	152.3	152.3	170.3	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Yellow Fin Marine Services LLC, K Marine XI, LLC K Marine VIII, LLC	(#,^)	7207 B Lockport Pl, Lorton, VA 22079	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	474.1	474.1	482.7	0.15%
Roots N Shoots, LLC & Yardplus LLC	(#,^)	9800 NW 78th Ave, Hialeah Gardens, FL 33016	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2028	48.6	48.6	44.7	0.01%
Accent Comfort Services, LLC	(#,^)	G-2340 West Carpenter Rd, Flint, MI 48505	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	61.9	61.9	56.2	0.02%
Sheldon T Banks and Sheldon T Banks LLC dba Serenity Funeral chapel ll	(#)	316 NW 24th St., Miami, FL 33180	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2044	412.7	412.7	462.1	0.14%
Marlin Lighting LLC	(#,^)	5035 W. W.T. Harris Blvd Ste C, Mecklenburg, NC 28269	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	91.7	91.7	82.6	0.03%
JejoJesi Corp dba Dukunoo Jamaican Kitchen, Dunkunoo	(#,^)	264 Church St, Guilford, CT 06437	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2029	67.5	67.5	64.5	0.02%
The Cromer Company	(#,^)	4477 E 11th Ave, Hialeah, FL 33013	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/19/2028	450.6	450.6	407.2	0.12%
Ventures TBD LLC dba The Bottle Tree	(#,^)	75 Yerba Buena Lane, San Francisco, CA 94103	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2043	96.9	96.9	105.1	0.03%
YBL Restaurant Group LLC dba Tropisueno	(#,^)	1007 Johnnie Dodds Blvd, Ste 123, Mount Pleasant, SC 29464	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/14/2029	344.2	344.2	313.0	0.10%
Alpha Omega Trucking LLC	(#,^)	148 Holmgren Place, Girdwood, AK 99587	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2028	63.0	63.0	65.9	0.02%
Cordoba Foods LLC, Multi Logistics Network Inc, Karina Mena	(#,^)	148 Holmgren Place, Girdwood, AK 99587	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2028	286.1	286.1	268.8	0.08%
Healthy Human, LLC	(#,^)	14432-14452 Stateline Rd, Brookings, OR 97415	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2028	112.6	112.6	101.4	0.03%
Sound Contracting LLC	(#,^)	2823 Fllintstone Rd, Millers, MD 21102	Construction of Buildings	Term Loan	Prime plus 2.75%	12/14/2028	37.6	37.6	36.0	0.01%
Sound Contracting LLC	(#,^)	102 Davis St., Belmont, NC 28012	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2043	193.3	193.3	211.3	0.06%
Fitness Orlando LLC & Fitness Orlando Oviedo, LLC	(#,^)	119 West 57th St., Ste 300, New York, NY 10019	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/14/2028	247.7	247.7	231.9	0.07%
Aero Consulting and Engineering Inc	(#,^)	196-15 Northern Blvd, Flushing, NY 11318	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2028	13.5	13.5	12.2	—%
Alpha Landscape Contractors, Inc	(#,^)	560 Main St., Milford, UT 84751	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/14/2029	300.8	300.8	284.2	0.09%
Peanut Butter & Co., Inc.	(#,^)	160 Tuskawilla Rd Ste 1214, Winter Springs, FL 32708	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/14/2028	225.3	225.3	202.9	0.06%
Mediterranean Tastes Inc dba Mediterranean Tastes Since 1974	(#,^)	7941 NW 3rd St., Plantation, FL 33324	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/14/2028	14.2	14.2	12.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
L&M Services, LLC	(#,^)	2 Center Rd,, Old Saybrook, CT 06475	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2043	196.2	196.2	216.2	0.07%
Stony Creek Wellness Group, LLC	(#,^)	460 East 3rd Ave, New York, NY 10016	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/14/2043	96.9	96.9	108.4	0.03%
OC Helicopters LLC	(#,^)	484 Farmington Ave, Hartford, CT 06105	Air Transportation	Term Loan	Prime plus 2.75%	12/13/2028	80.8	80.8	84.5	0.03%
The Miller Center for Esthetic Excellence,	(#,^)	19711 Campus Drive Ste 260, Santa Ana, CA 92707	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2043	380.2	380.2	396.9	0.12%
Plan B Burger LLC	(#,^)	2200 Michener St, Ste 12, Philadelphia, PA 19115	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/13/2029	946.9	946.9	891.2	0.27%
D for Dream LLC dba Blo Blow Dry Bar Inc	(#,^)	22 Old Short Hills Rd,, Livingston, NJ 07039	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/13/2029	68.2	68.2	61.7	0.02%
Tapia Auto Care, LLC dba Shoreline Quick Lube and Car Wash	(#,^)	575 Panama Lane, Bakersfield, CA 93307	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/13/2043	958.9	958.9	1,034.7	0.32%
Burton Realty Co., Inc dba Anchor Realty, Northeast	(#,^)	1000 Essington Rd, Ste 111, Joliet, IL 60435	Real Estate	Term Loan	Prime plus 2.75%	12/13/2028	273.1	273.1	246.0	0.08%
Tier1 Solutions LLC	(#,^)	575 Panama Lane, Bakerfield, CA 93307	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/12/2029	9.2	9.2	8.3	—%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	119 Brooks Rd, Harwich Port, MA 02646	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/12/2043	117.7	117.7	127.8	0.04%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	18115 62nd Ave NE, Kenmore, WA 98028	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/12/2029	54.1	54.1	48.8	0.01%
Airstrike Firefighters LLC	(#,^)	119 Brooks Rd, Harwich Port, MA 02646	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	12/12/2028	1,126.5	1,126.5	1,093.4	0.33%
Ashwood Food Services Inc. dba Jake Rooney's	(#,^)	1750 W Lake St, Chicago, IL 60612	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/12/2043	211.0	211.0	238.1	0.07%
Behind The Scenes Chicago, LLC dba Paramount Events	(#,^)	212 Bendigo Blvd N, North Bend, WA 98045	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	231.1	231.1	230.3	0.07%
Ashwood Food Services, Incorporated dba Jake Rooney's	(#,^)	7505 Highland Rd, White Lake, MI 48383	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	60.9	60.9	57.4	0.02%
EMES Supply, LLC	(#,^)	11 Easter Court Ste G, Owings Mills, MD 21117	General Merchandise Stores	Term Loan	Prime plus 2.75%	1/11/2029	112.7	112.7	103.8	0.03%
White Wilson & Associates LLC	(#,^)	10867 W Jefferson Ave, River Rouge, MI 46218	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/11/2043	41.7	41.7	45.2	0.01%
Oregon Medical Training Private Career School Inc.	(#,^)	1126 Gateway Loop, Ste 108, Springfield, OR 97702	Educational Services	Term Loan	Prime plus 2.75%	1/11/2029	36.1	36.1	32.6	0.01%
TFE Resources ,LTD	(#,^)	35622 Vine St., EastLake, OH 44095	Utilities	Term Loan	Prime plus 2.75%	1/11/2029	538.8	538.8	500.4	0.15%
Duck's Nuts Inc dba Pet Place Market	(#,^)	190 NE 2nd Ave, Delray Beach, FL 33444	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/11/2029	39.0	39.0	37.4	0.01%
B&B Bodega of Delray LLC	(#,^)	16238 Louis Ave., South Holland, IL 60473	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/11/2029	13.7	13.7	12.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Hilltop Wine Shop, Inc dba Hiltop Wine Shop	(#,^)	1290 Doyle Rd, Deltona, FL 32725	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2043	125.6	125.6	138.2	0.04%
Googlyoogly, LLC dba Bi-Rite Supermarket	(#,^)	51343 Oro Rd, Shelby Township, MI 33444	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/11/2043	199.2	199.2	216.2	0.07%
ZLM Services LLC	(#,^)	17323 Ventura Blvd, Encino, CA 91316	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/10/2029	36.1	36.1	32.6	0.01%
Team Henry, LLC dba Kelly Automotive of Deltona	(#,^)	1465 Kelly Johnson Blvd, Colorado Springs, CO 80920	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2043	383.9	383.9	415.3	0.13%
Food Service Industry Consultants Inc.	(#,^)	4709 N El Capitan Ave. Ste 205, Fresno, CA 93722	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/7/2029	64.5	64.5	58.4	0.02%
Shining Star Kids, Inc. dba Brain Balance	(#,^)	20 Universal Place, Carlstadt, NJ 07072	Educational Services	Term Loan	Prime plus 2.75%	1/7/2029	79.0	79.0	71.7	0.02%
CET Inc	(#,^)	3000 N Federal Highway, Ste 1, Fort Lauderdale, FL 33306	Truck Transportation	Term Loan	Prime plus 2.75%	1/6/2029	1,108.2	1,108.2	1,036.3	0.32%
Metro R Services Inc. and Metal & Roof Supplies Inc.	(#,^)	342 South La Brea Ave, Los Angeles, CA 90036	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/6/2029	187.1	187.1	195.9	0.06%
Unique Home Solutions Inc. and Unique Home Solutions of Ohio	(#,^)	5550 Progress Rd, Indianapolis, IN 46241	Construction of Buildings	Term Loan	Prime plus 2.75%	1/5/2029	225.5	225.5	236.0	0.07%
Little West LLC, 340 Group LLC, Retail West LLc, Andrew W Walker, Cass	(#,^)	415 Woodbury Rd, Orlando, FL 32828	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2029	78.9	78.9	71.9	0.02%
Consulting Solutions, Inc and Mark Luciani	(#,^)	360 Lexington Ave 8th Floor, New York, NY 10017	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/5/2029	51.8	51.8	46.8	0.01%
Levine Daycare Inc dba Kids R Kids	(#,^)	24480 W 10 Mile RD, Southfield, MI 48033	Social Assistance	Term Loan	Prime plus 2.75%	1/5/2029	243.5	243.5	231.0	0.07%
Jay Carlton's, LLC dba Jay Birds Rotisserie & Grill	(#,^)	949 A Clint Moore Rd, Boca Raton, FL 33487	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/4/2029	35.1	35.1	33.8	0.01%
The Altitude Group LLC	(#,^)	1431 11th Ave SE, Olympia, WA 98501	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/4/2029	126.5	126.5	114.8	0.04%
Access Staffing, LLC	(#,^)	1 Plumb CT., Huntington Station, NY 11746	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/4/2029	175.2	175.2	158.1	0.05%
York Concrete Corp	(#,^)	4291 Shoal Line Blvd, Hernando Beach, FL 34607	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2043	196.2	196.2	224.0	0.07%
Swantown Inn and Spa, LLC	(#,^)	2206 N Central Ave, Chicago, IL 60639	Accommodation	Term Loan	Prime plus 2.75%	1/3/2029	12.2	12.2	12.7	—%
Hernando Beach Motel LLC,The Purple Cow House o APancake AInc.	(#,^)	1104 N Keystone Ave, Indianapolis, IN 46201	Accommodation	Term Loan	Prime plus 2.75%	11/30/2043	220.5	220.5	253.9	0.08%
Cabrera's Auto Services LLC	(#,^)	235 North Mosby Ave, Littleton, NC 27850	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2043	79.5	79.5	88.3	0.03%
Water Station Holdings LLC	(#,^)	244 Spokane Ave, Whitefish, MT 59937	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/30/2028	621.0	621.0	603.5	0.18%
Microplex Co, Third Market LLC	(#,^)	13762 W State Rd 84, Davie, FL 33325	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/30/2028	147.8	147.8	133.4	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Luxury Furniture, Inc.dba Venicasa & Luxe Home Interiors	(#,^)	3331 Toledo Terrace Ste 308, Hyattsville, MD 20782	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2028	112.0	112.0	112.8	0.03%
Tammy's Place LLC	(#,^)	458 N 7th St., Newark, NJ 07107	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2044	428.3	428.3	491.2	0.15%
Albert M Quashie, DDS, PC	(#,^)	3331 Toledo Terrace Ste 308, Hyattsville, MD 20782	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/29/2028	78.5	78.5	76.4	0.02%
JJB Production LLC	(#,^)	3626 CR 203, Liverpool, TX 77577	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/29/2028	6.6	6.6	6.0	—%
Albert M. Quashie, DDS, PC	(#,^)	251 NW 1st St., Deerfield Beach, FL 33441	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/29/2043	63.8	63.8	69.7	0.02%
True Love Christian Academy LLC	(#,^)	466 E Raines Rd, Memphis, TN 38109	Social Assistance	Term Loan	Prime plus 2.75%	12/28/2043	41.2	41.2	46.9	0.01%
Level Up Gaming, Inc	(#,^)	1132 Creighton Rd, Pensacola, FL 32504	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/28/2043	88.2	88.2	94.5	0.03%
Extreme Granite Corp	(#,^)	69 Lewis Ave, Atlantic Beach, NY 11509	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/28/2043	183.8	183.8	208.7	0.06%
Sky Wonder Pyrotechnics, LLC dba Sky Wonder Fire and Safety Gear Up Te	(#,^)	12930 Worldgate Drive, Herndon, VA 20170	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/28/2043	421.4	421.4	485.1	0.15%
Best Global Alternative North, LLC	(#,^)	45 E Main St., New Palestine, IN 46163	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/21/2028	78.4	78.4	70.6	0.02%
BEK Holdings LLC, Veseli Fine Art Galleries, LLC, Trusted.com LLC, Exe	(#,^)	14 Iron St., Ledyard, CT 06339	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	1,163.0	1,163.0	1,207.0	0.37%
M.A.W. Enterprises LLC dbaY-Not Pizza	(#,^)	2120 Plaster Bridge Rd NE, Atlanta, GA 30324	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/21/2028	20.2	20.2	19.2	0.01%
Thames Aquatic Club, LLC	(#,^)	11013 Kenwood Rd., Cincinnati, OH 45242	Educational Services	Term Loan	Prime plus 2.75%	10/21/2029	41.3	41.3	43.5	0.01%
On Call Electrical of Georgia LLC	(#,^)	2070 Nooseneck Hill Rd, Coventry, RI 2816	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/20/2043	651.2	651.2	709.8	0.22%
Commonwealth Warehouse Inc	(#,^)	2015 Woodspring Terrace, Henderson, NV 89012	Warehousing and Storage	Term Loan	Prime plus 2.75%	12/20/2028	379.4	379.4	365.4	0.11%
High Desert Transport, Inc.	(#,^)	3450 East Orangethrope Ave, Anaheim, CA 92806	Truck Transportation	Term Loan	Prime plus 2.75%	12/19/2028	68.1	68.1	63.4	0.02%
K & A Automotive Inc	(#,^)	3949 New Rd, Youngstown, OH 44515	Gasoline Stations	Term Loan	Prime plus 2.75%	11/19/2043	119.7	119.7	135.2	0.04%
Cali Fit Meals	(#,^)	536 Spruce St, Scranton, PA 18503	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	56.0	56.0	50.6	0.02%
Cocomo Joe's LLC	(#,^)	100 Village Rd, Port Lavaca, TX 77979	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	0.6	0.6	0.5	—%
Saunders Management LLC dba Northern Light Espresso Bar and Cafe	(#,^)	100 Village RD, Port Lavaca, TX 77979	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2028	36.3	36.3	37.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Beau & HB Inc dba Beau's Billard, Bowling & Arcade	(#,^)	3400 Remington Dr, Plano, TX 75023	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/16/2043	68.6	68.6	75.5	0.02%
Beau & HB Inc dba Beau's Billiard, Bowling & Arcade	(#,^)	21985 Waller Rd, Fulton, IL 61252	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	38.2	38.2	38.6	0.01%
Allegro Assisted Living Services of Texas LLC	(#,^)	1107 Broad St., Bloomfield, NJ 07003	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/15/2043	93.1	93.1	107.2	0.03%
Schafer Fisheries Inc.	(#,^)	13410 SE 26th Circle, Vancouver, WA 98683	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/14/2028	44.7	44.7	46.7	0.01%
Salon Femi LLC	(#,^)	6590 Sugarloaf Pkwy, Duluth, GA 30097	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/9/2028	6.7	6.7	6.6	—%
US Dedicated LLC	(#,^)	5372 Whitehall Pl SE, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2028	386.1	386.1	353.5	0.11%
Jinwoo Sushi Inc	(#,^)	876 Virginia Ave, Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/9/2028	20.1	20.1	21.0	0.01%
McNeill Stokes	(#,^)	460 Park Ave, Floor 16, New York, NY 10022	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2028	6.0	6.0	5.4	—%
Vancole Investments, Inc. dba Smoothie King #913	(#,^)	840 El Paseo de Saratoga, San Jose, CA 95130	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/7/2044	409.9	409.9	444.9	0.14%
JP Dhillon's Foods LLC	(#,^)	2218 Marine View Drive, Tacoma, WA 98422	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2029	88.4	88.4	80.0	0.02%
Peter Thomas Roth Labs LLC and June Jacobs Labs, LLC	(#,^)	7804 Montgomery Ave Unit 3-6, Elkins Park, PA 19027	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/1/2028	291.1	291.1	262.2	0.08%
Modutech Marine Inc	(#,^)	11230 West Ave, Ste 2210, San Antonio, TX 78213	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/1/2028	336.1	336.1	351.2	0.11%
Steele Security, LLC dba Signal 88 Security of San Antonio	(#,^)	1500 Village Run Rd, Wexford, PA 15090	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/31/2028	98.9	98.9	90.1	0.03%
Abington Caregivers, LLC	(#,^)	20038 West Valley HWY, Kent, WA 98032	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2043	123.0	123.0	136.9	0.04%
C.A.T.I. Armor, LLC	(#,^)	435 Packard Hwy, Charlotte, MI 48813	Apparel Manufacturing	Term Loan	Prime plus 2.75%	10/30/2043	206.1	206.1	225.2	0.07%
Organic Juice Bar Wexford LLC dba The OJB "The Organic Juice Bar"	(#,^)	3340-3342 West Bryn Mawr Ave, Chicago, IL 60659	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2029	73.4	73.4	67.4	0.02%
UK, LLC dba Pita Pit	(#,^)	3970 Everhard Rd, NW, Canton, OH 44709	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2029	55.7	55.7	51.6	0.02%
Ohio Gold & Pawn LLC, Our New Building LLC and Corey Fischer	(#,^)	7197 Koamano St, Honolulu, HI 96825	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/26/2028	130.4	130.4	136.2	0.04%
The Face Place, LLC dba Classic Aesthetics	(#,^)	4268 Cahaba Heights CT Ste 115, Vestavia, AL 35243	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/25/2028	8.9	8.9	8.1	—%
Bellas Sports Pub, Inc dba Brewmasters Tavern	(#,^)	1152 Main St., Coventry, RI 2816	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2043	67.8	67.8	77.6	0.02%
Shovels and Whiskey LLC	(#,^)	446 SE Washington St, Hillsboro, OR 97123	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	10/16/2043	75.0	75.0	84.5	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Hackstaff Restaurants LLC	(#,^)	248 W 1st. St. Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	145.0	145.0	133.6	0.04%
TA Coleman, LLC dba Tom's Truck Shop	(#,^)	2101 Route 610, Woodbine, NJ 08270	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/12/2028	5.2	5.2	5.0	—%
Cater To You Agency, LLC, dba Cater To You	(#,^)	1319 Sherrick Rd SE, Canton, OH 44707	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/11/2043	22.1	22.1	24.1	0.01%
Faydon, Inc	(#,^)	1905 W Baker St., Ste A, Plant City, FL 33567	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/10/2028	66.7	66.7	69.7	0.02%
MB Click It Photography, LLC	(#,^)	100 Manchester Ranch Place, Aynor, SC 29511	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/10/2043	37.5	37.5	42.0	0.01%
Wellfleet Consulting Inc.	(#,^)	2275 Research Blvd Ste # 500, Rockville, MD 20850	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/9/2028	13.3	13.3	12.0	—%
Apps Inc and Market Share Inc.	(#,^)	80 Main St., Old Saybrook, CT 06475	Telecommunications	Term Loan	Prime plus 2.75%	10/5/2028	79.6	79.6	71.7	0.02%
Moore Care LLC	(#,^)	8550 United Plaza Blvd, Baton Rouge, LA 79809	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/4/2028	46.2	46.2	41.7	0.01%
JAM Media Solutions LLC	(#,^)	11 Netherwood Terrace, East Orange, NJ 07017	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2028	787.1	787.1	730.1	0.22%
A-1 Van Sevices, Inc.	(#,^)	2341 East Ellis St., Leveland, TX 79336	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/28/2028	93.6	93.6	93.1	0.03%
SwabCo Inc.	(#,^)	4005 Borman Drive, Batavia, OH 45103	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/28/2043	920.0	920.0	1,013.8	0.31%
Rami Technology USA, LLC	(#,^)	154 Sandy Creek Rd, Verona, PA 15147	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	158.9	158.9	144.5	0.04%
Burd Brothers Inc.	(#,^)	7130 Crater Lake, White City, OR 97603	Truck Transportation	Term Loan	Prime plus 2.75%	9/28/2028	473.3	473.3	462.4	0.14%
La Venezia Corporation dba La Venezia Ballroom & Robertos Lounge	(#,^)	4646 SE 11th Place, Cape Coral, FL 33904	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2043	323.0	323.0	360.6	0.11%
Throop Family Holdings, Inc	(#,^)	10400 NW 33rd St., Miami, FL 33172	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2043	627.2	627.2	684.9	0.21%
Blackwater Diving, LLC	(#,^)	85 Franklin Rd Unit 9B, Dover, NJ 07801	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2028	704.7	704.7	650.5	0.20%
Quality Electric & Data	(#,^)	112 Forrest Rd, Morgan City, LA 70380	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2028	88.0	88.0	86.1	0.03%
Blue Seven, LLC	(#,^)	11111 San Jose Blvd, Ste 70, Jacksonville, FL 32223	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/27/2029	53.3	53.3	50.0	0.02%
Quality Electric & Data Inc.	(#,^)	15452 Amar Rd, La Puente, CA 91744	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2043	126.7	126.7	136.7	0.04%
Action Barricade Company, LLC and Barricade Holding LLC	(#,^)	85 Franklin RD Unit 9B, Dover, NJ 07801	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/27/2028	272.4	272.4	267.3	0.08%
Catherine Brandon, PSY.D., Inc dba Kenneth A Deluca, PH.D., & Associat	(#,^)	1802 N 27th Ave, Phoenix, AZ 85009	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2028	104.4	104.4	94.3	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
LG Law Center, Inc	(#,^)	777 South Flagler Drive Ste 800W, West Palm Beach, FL 33401	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2028	13.2	13.2	12.3	—%
TFR Transit Inc, The Free Ride Inc, South Florida Free Ride Inc.,Tag-A	(#,^)	35888 Center Ridge Rd, Ste 5 & 6, North Ridgeville, OH 44039	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	110.1	110.1	105.9	0.03%
US Shipping Trans Inc, Esteem Trucking Inc	(#,^)	16102 Sweetwater Court, Lathrop, CA 95330	Truck Transportation	Term Loan	Prime plus 2.75%	9/26/2028	727.1	727.1	727.1	0.22%
Dentistry By Design, P.C	(#,^)	315 Walt Whitman Rd Ste 204-205, South Huntington, NY 11746	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2028	13.2	13.2	12.2	—%
Above and Beyond Preschool LLC	(#,^)	1209 North Lane Ave, Jacksonville, FL 32254	Social Assistance	Term Loan	Prime plus 2.75%	9/26/2043	538.7	538.7	604.7	0.18%
Ace Auto Recovery, Inc.	(#,^)	672-678 Camellia Drive, Royal Palm Beach, FL 33411	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2043	156.0	156.0	173.9	0.05%
LTS School, Inc.	(#,^)	3731 NW 9th Ave, Deerfield Beach, FL 33064	Educational Services	Term Loan	Prime plus 2.75%	9/26/2043	98.7	98.7	113.7	0.03%
Newsome Mobile Notary LLC	(#,^)	1432 Crooked Stick Drive, O'Fallon, MO 63366	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2028	4.6	4.6	4.1	—%
Bhatti LLC, Bhatti 3 LLC, dba Auntie Annes	(#,^)	8153 12th Ave SW, Seattle, WA 98106	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/25/2028	110.0	110.0	102.4	0.03%
Steadfast Support Services, LLC	(#,^)	7219 Silver Mist Ave, North Chesterfield, VA 23237	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	9/25/2028	9.3	9.3	8.4	—%
Phillip Ramos Upholstery Inc.	(#,^)	3835 Elm St., Denver, CO 80207	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2028	13.6	13.6	12.3	—%
DC Lofty, LLC,	(#,^)	125 South DuBuque St., Iowa City, IA 52240	Accommodation	Term Loan	Prime plus 2.75%	9/21/2028	19.8	19.8	18.0	0.01%
D & D Optics Inc dba Sterling Optical	(#,^)	321 Bayou Rd, Saint Bernard, LA 70085	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	47.5	47.5	43.5	0.01%
Southern Services and Equipment, Inc	(#,^)	321 Bayou Rd, Saint Bernard, LA 70085	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2028	376.2	376.2	365.7	0.11%
MillClem Corporation & Monticello Corporation	(#,^)	16660 Oak St., Dillwyn, VA 22936	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/21/2043	322.8	322.8	371.1	0.11%
Southern Services and Equipment, Inc.	(#,^)	301 I St. NW, Washington, DC 20001	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2043	204.5	204.5	219.2	0.07%
The Garden Club, LLC	(#,^)	1487 East LaSalle Drive, Bismark, ND 58503	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/21/2028	5.8	5.8	5.2	—%
Tables and Bars Services, Inc and Tables and Bars Rentals, LLC	(#,^)	5051 Peachtree Corners Circle Ste #200, Norcross, GA 30092	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/20/2028	15.9	15.9	15.1	—%
Dash Point Distributing LLC, Dash Point Logistics LLC and Sara Consal	(#,^)	10 Century Lane, Dillsburg, PA 17019	Truck Transportation	Term Loan	Prime plus 2.75%	9/19/2028	420.2	420.2	377.9	0.12%
Watearth Inc	(#,^)	10010 N. Hampton Cove Lane, Indianapolis, IN 46236	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/19/2028	19.8	19.8	17.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Lewis River Golf Course, Inc.	(#,^)	3209 Lewis River Rd, Woodland, WA 98674	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/19/2043	487.6	487.6	560.7	0.17%
Super Station Inc	(#,^)	8855 N Country Rd 25A, Pique, OH 45356	Gasoline Stations	Term Loan	Prime plus 2.75%	9/19/2043	203.8	203.8	234.3	0.07%
M&P RV LLC dba M&P RV	(#,^)	35000 Pacific Highway, Federal Way, WA 98003	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/19/2043	106.6	106.6	122.3	0.04%
C3 Capital, Inc	(#,^)	445 South Figuerora Ste 3128, Los Angeles, CA 90071	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/19/2028	595.0	595.0	585.6	0.18%
DB Talak LLC	(#,^)	220 Middle St., Franklin, VA 23851	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/18/2043	148.2	148.2	163.1	0.05%
E & G Enterprises LLC dba Comfort Keepers	(#,^)	2018 SE 6th Ave, Portland, OR 97214	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/18/2028	5.3	5.3	4.8	—%
Pastel de Feira LLC dba Original Pastel De Feira	(#,^)	65 Glendale St., Easthampton, MA 01027	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2028	5.4	5.4	5.1	—%
Glendale Grill Inc, Roddy Cameron, Jr & John K Symasko	(#,^)	160 W 91st Ave, Unit B, Anchorage, AK 99515	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2043	170.7	170.7	188.7	0.06%
Culmination Motorsports, Inc.	(#,^)	4244 Pine Ridge CT, Weston, FL 33331	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2043	545.6	545.6	624.4	0.19%
L&M Equipment, Inc	(#,^)	Mile 2.5 Alaska Peninsula Highway, Naknek, AK 99633	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/14/2043	1,219.0	1,219.0	1,358.0	0.41%
J & C Garcia LLC	(#,^)	47 East Broadway, Little Falls, MN 56345	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/14/2028	65.2	65.2	59.9	0.02%
Baby's on Broadway LLC	(#,^)	6401 Golden Triangle Drive Ste 200, Greenbelt, MD 20770	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/14/2028	44.0	44.0	42.3	0.01%
Rihahn Inc. dba RDBL, Inc	(#,^)	26 Broad St., Alexander City, AL 35010	Forestry and Logging	Term Loan	Prime plus 2.75%	9/14/2028	119.9	119.9	114.6	0.03%
QBS, LLC dba Sterling Optical Exton	(#,^)	1397 McGuire Rd, Lamar, AR 72846	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/14/2028	71.6	71.6	64.9	0.02%
Innovim LLC	(#,^)	211 W Lincoln Hwy, Exton, PA 19341	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/14/2028	106.0	106.0	95.2	0.03%
Underground Productions LLC dba 31 Escape	(#,^)	31567 West 10 Mile Rd, Farmington Hills, MI 48336	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2043	96.3	96.3	110.7	0.03%
Innovative Network Solutions Inc	(#,^)	1731 Decatur Hwy, Fultandale, AL 35068	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/13/2028	110.1	110.1	101.7	0.03%
Rancho Paving, Inc	(#,^)	339 Cypress Lane, El Cajon, CA 92020	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/10/2028	165.2	165.2	166.1	0.05%
Pool Guard of LA	(#,^)	1425 S Congress Ave, Delray Beach, FL 33445	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/7/2028	19.8	19.8	17.9	0.01%
NY Tent, LLC dba Tent Company of New York LLC, NY Tent Parent LLC, Dav	(#,^)	10866 Washington Blvd, Apartment #24, Culver City, CA 90232	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/7/2028	283.4	283.4	275.1	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
MurlinComputerCompany LLC dba Murlin Computer,	(#,^)	140141 Lakeland Ave, Bohemia, NY 11716	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/7/2028	13.7	13.7	12.6	—%
Pelican Executives Suites, LLC	(#,^)	3000 Erika Ave, Sedalia, MO 65301	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/7/2028	279.3	279.3	251.1	0.08%
Asheville Spine and Nerve Institute PC	(#,^)	2200 Colorado Ave Sutie 131, Santa Monica, CA 90404	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2043	88.6	88.6	101.2	0.03%
Dr. G's Urgent Care LLC	(#,^)	190 Broadway St Ste 205, Asheville, NC 28801	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2028	19.8	19.8	17.8	0.01%
Trolley Express Philly, Inc dba Shuttlebee &Honeybee Transportation LL	(#,^)	3401 Market St. Ste 200, Philadelphia, PA 19104	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/6/2028	11.2	11.2	10.5	—%
Living Centers Inc. dba Veranda House Senior Living	(#,^)	5129 E 5th St, Katy, TX 77493	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	8/31/2043	410.7	410.7	472.3	0.14%
National Stone LTD and NSI Group Inc	(#)	3250 Retail Dr Ste 120, Carson City, NV 89706	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/31/2044	270.0	270.0	312.2	0.10%
LACCRB LLC dba PostNet	(#,^)	804-810 W Shady Grove Rd, Grand Prairie, TX 75050	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2028	13.4	13.4	12.2	—%
Stat Constructor L.P	(#,^)	825 Courtland St., Orlando, FL 32804	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/30/2028	90.9	90.9	94.7	0.03%
XL Soccer World Orlando. LLC, XL Soccer World Saco LLC, XL Sports Worl	(#,^)	9573 US Highway 220, Stoneville, NC 27048	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/30/2043	438.2	438.2	503.8	0.15%
Extreme Engineering, Inc.	(#,^)	598 Oliver Dr, Troy, MI 48084	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/29/2028	109.3	109.3	99.0	0.03%
ARVAmethod LLC	(#,^)	65 Hillside Rd, Fairfield, CT 06824	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2028	2.1	2.1	1.9	—%
Kotyark LLC dba Gibsonton Motel	(#,^)	516 N Ogden Ave # 150, Chicago, IL 60642	Accommodation	Term Loan	Prime plus 2.75%	8/29/2043	80.4	80.4	92.4	0.03%
Greenfield Hill Wines & Spirits, LLC	(#,^)	11545 US Highway 41S, Gibsonton, FL 33534	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2028	80.5	80.5	73.1	0.02%
JFK Transportation Inc	(#,^)	231 Main St., Stamford, CT 06901	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/28/2028	140.6	140.6	128.7	0.04%
Graphish Studio, Inc.	(#,^)	4 Mechanic St, Natick, MA 01760	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2028	6.6	6.6	5.9	—%
Atlas Geo-Constructors LLC	(#,^)	3466 Thomasville Rd Winston, Winston-Salem, NC 27107	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/24/2028	65.6	65.6	66.4	0.02%
Finn & Emma LLC	(#,^)	1275 Bloomfield Ave Building 5 Unit 28B, Fairfield, NJ 07004	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/24/2028	107.9	107.9	97.0	0.03%
Montana Life Group, LLC	(#,^)	8 N 9th Ave, Bozeman, MT 59715	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/24/2028	6.6	6.6	5.9	—%
Evans and Paul LLC, Evans & Paul Unlimited Corp	(#,^)	2204 Blackmoor Park Lane, Lexington, KY 40509	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	76.3	76.3	70.6	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Wearware Inc dba FlyWire Cameras	(#,^)	140 Dupont St., Plainview, NY 11803	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	19.7	19.7	18.0	0.01%
Zash LLC dba Papa Murphy's take 'N' Bake Pizza	(#,^)	2303 White Bear Ave, Maplewood, MN 55025	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2028	36.9	36.9	35.0	0.01%
Buffalo Biodiesel Inc.	(#,^)	225 Sawyer Ave, Tonawanda, NY 14150	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/21/2028	1,076.1	1,076.1	1,086.9	0.33%
Ginekis Enterprises, Inc dba Locanda Veneta	(#,^)	8638 W Third St., Los Angeles, CA 90048	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/20/2028	74.3	74.3	67.1	0.02%
Geo Tek Alaska, Inc	(#,^)	2756 Commercial Drive, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/17/2044	124.8	124.8	138.6	0.04%
Lewins Law, P.C.	(#,^)	7007 Boeing Drive, El Paso, TX 79925	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/16/2028	15.7	15.7	14.1	—%
ATI Jet, Inc.	(#,^)	7920 Belt Line Rd Ste 650, Dallas, TX 75254	Air Transportation	Term Loan	Prime plus 2.75%	8/16/2028	180.8	180.8	177.1	0.05%
GS Bath Inc	(#,^)	5335 E Kaviland Ave, Fresno, CA 93725	Truck Transportation	Term Loan	Prime plus 2.75%	8/15/2028	502.8	502.8	506.9	0.15%
Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 78257	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/14/2028	38.5	38.5	36.3	0.01%
L.A. Insurance Agency GA 10 LLC	(#,^)	6655 Tara Blvd Ste 401, Jonesboro, GA 30236	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/10/2028	9.8	9.8	8.8	—%
David D. Sullivan dba DMS Construction	(#,^)	6400 Charwood Place, Bakersfield, CA 93306	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/9/2028	11.8	11.8	10.6	—%
Crystal Shores Inc. dba Shorewood Laundromat	(#,^)	700 West Jefferson St., Shorewood, IL 60404	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/9/2028	19.5	19.5	18.3	0.01%
Palanuk & Associates, Inc.dba Wolfpk	(#,^)	28110 SE Fern Drive, Boring, OR 97009	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/8/2028	89.6	89.6	81.1	0.02%
CJNR, LLC	(#,^)	208 East Main St., Elma, WA 98541	Accommodation	Term Loan	Prime plus 2.75%	8/7/2043	118.6	118.6	136.3	0.04%
Mercedes Cab Company, Inc	(#,^)	35 Alden St., Providence Town, MA 02657	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/7/2028	113.7	113.7	105.4	0.03%
Ron's Pool and Spa Services LLC	(#,^)	1419 NE 30th St., Pompano, FL 33064	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/3/2028	3.3	3.3	3.0	—%
Alma Jacobsen,ODD Family Eye Care & Contact Lens LLC	(#,^)	1700 Nottingham Way Ste 12A, Hamilton, NJ 08619	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	8/3/2028	52.6	52.6	48.0	0.01%
20th Century Lanes, Inc dba West Seattle Bowl	(#,^)	4505 39 Ave SW, Seattle, WA 98116	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/3/2028	98.4	98.4	98.1	0.03%
Millwork Unlimited, Incorporated	(#,^)	8264 Pine Cay Rd, Wellington, FL 33414	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	8/2/2028	6.6	6.6	5.9	—%
Accel Compression Inc., Accel Workover Services, Inc	(#,^)	4500 S Country Rd, Odessa, TX 79765	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2043	303.1	303.1	329.4	0.10%
Accel Compression Inc., Accel Workover Services Inc. dba Mica Tool & T	(#,^)	1350 Travis Blvd Ste 1507A, Fairfield, CA 94533	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2028	404.7	404.7	400.1	0.12%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Samy Optical LLC dba Site for Sore Eyes	(#,^)	4500 S. Country Rd 1310, Odessa, TX 79765	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/1/2028	98.0	98.0	88.1	0.03%
CSL Services Inc	(#,^)	7905 Browning Rd, Ste.312,314,316, Pennsauken, NJ 08109	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/27/2028	475.3	475.3	452.3	0.14%
Nunez Enterprises Corporation dba La Casa	(#,^)	3330 Piedmont RD NE, Atlanta, GA 30305	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/26/2028	7.2	7.2	6.4	—%
Relevant Elephant ,LLC	(#,^)	ON320 Woodvale St, Winfield, IL 60190	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2028	5.4	5.4	4.8	—%
Fitness Central, Inc dba Fitness Central	(#,^)	4335 PA Route 309, Schnecksville, PA 18078	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	7/25/2028	54.3	54.3	49.8	0.02%
Top Shelf Towing and Road Service, LLC	(#,^)	1447 Lake George Drive, Lake Mary, FL 32746	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/24/2028	11.1	11.1	10.0	—%
TR Nails, LLC dba Simple Nails	(#,^)	25 Sycamore St., Carnegie, PA 15106	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/20/2028	54.2	54.2	48.7	0.01%
ZA Trucking LLC	(#,^)	158 Great Rd, Bedford, MA 01730	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2028	8.9	8.9	8.6	—%
674 Club LLC	(#,^)	5945 York Way, East Lansing, MI 48823	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2043	254.6	254.6	292.7	0.09%
Mother's Cantina LLC dba Mother's Cantina	(#,^)	674 N Orleans, Chicago, IL 60654	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/13/2028	59.7	59.7	54.6	0.02%
Smart-tel Communications LLC	(#,^)	9720 W. Colfax Ave Ste 100, Lakewood, CO 80215	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2028	18.4	18.4	19.2	0.01%
HQTRONICS LLC	(#,^)	2810 Philadephia Ave Unit #10, Ocean City, MD 21842	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/13/2028	54.3	54.3	48.8	0.01%
Smoove Move Productions, LLC dba Smoove Move Productions	(#,^)	10135 South Roberts Rd Ste 209, Palos Hills, IL 60465	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	7/12/2028	9.3	9.3	9.7	—%
Talent Logistix, LLC, Pinpoint Staffing LLC & ITC 2.0 LLC	(#,^)	3932 North 16th St., Omaha, NE 68110	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/3/2028	54.2	54.2	50.4	0.02%
Vital Inspection Professionals, Inc. dba VIP	(#,^)	6350 Shadeland Ave, Indianpolis, IN 46220	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/3/2028	270.2	270.2	265.9	0.08%
US Cargo Express, LLC	(#,^)	180 Airpark Industrial Rd, Alabaster, AL 35007	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/2/2043	84.8	84.8	97.5	0.03%
Bio-Haz Solutions, Inc	(#,^)	4735 22 Mile Rd, Utica, MI 48317	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/29/2029	227.5	227.5	229.8	0.07%
M J Losito Electrical Contractor's, Inc	(#,^)	23 Tonoli Rd, Nesquehoning, PA 18240	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2028	19.8	19.8	18.7	0.01%
Bio-Haz Solutions, Inc.	(#,^)	98 Wooster St., Bethel, CT 06801	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/29/2044	361.8	361.8	381.4	0.12%
Corptek Solutions LLC	(#,^)	23 Tonolli Rd, Nesquehoning, PA 18240	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2028	40.9	40.9	36.7	0.01%
Critter Cabana, LLC dba Critter Cabana	(#,^)	2363 N. Highway # 287 Ste # 111, Mansfield, TX 76063	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/28/2028	72.2	72.2	64.8	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
RLW4 Builders LLC	(#,^)	516 East Main St., Newberg, OR 97132	Construction of Buildings	Term Loan	Prime plus 2.75%	6/27/2043	971.3	971.3	1,116.7	0.34%
National Dredging Services of North Florida, Inc.	(#,^)	152 Tuckahoe Lane, Southhampton, NY 11968	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2043	27.9	27.9	32.1	0.01%
National Dredging Services of North Florida, Inc.	(#,^)	1537 Northwest Main Blvd, Lake City, FL 32055	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2028	45.8	45.8	47.7	0.01%
Julie Cooper-Bierman dba Forever Shopper	(#,^)	7435 Piute Creek Dr, Corona, CA 92881	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/27/2028	13.8	13.8	12.4	—%
Darnoc Enterprises Inc, Setira Paul Inc dba Conrad's Famous Bakery, In	(#,^)	1537 Northwest Main Blvd, Lake City, FL 32055	Food Manufacturing	Term Loan	Prime plus 2.75%	6/27/2043	344.3	344.3	386.2	0.12%
InUSA Ventures, Inc	(#,^)	299 Utica Ave, Brooklyn, NY 11203	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/27/2028	43.1	43.1	38.6	0.01%
Nick's Country Kitchen, LLC	(#,^)	3 Flanders RD, Building #1, Bethlehem, CT 06751	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2028	19.4	19.4	17.7	0.01%
Bengals, Inc. dba Royal Liquor Mart	(#,^)	508 Hyacinthus Court, San Ramon, CA 94582	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/26/2043	103.2	103.2	113.3	0.03%
Peter Thomas Roth Labs LLC, & June Jacobs Labs, LLC,	(#,^)	3714 E State St., Rockford, IL 61108	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/26/2028	797.1	797.1	736.6	0.22%
Sun Pools, Inc	(#,^)	460 Park Ave, Floor 16, New York, NY 10022	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2043	297.2	297.2	307.2	0.09%
Sun Pools, Inc dba Sun Fiberglass Pools	(#,^)	130 Holiday LN, Albany, KY 42602	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2028	673.3	673.3	626.4	0.19%
DPF Filters Inc.	(#,^)	2832 Golden State Blvd, Madera, CA 93637	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/25/2028	59.2	59.2	54.4	0.02%
Sushi Prime, LLC and Vasilia Investments	(#,^)	130 Holiday Lane, Albany, KY 42602	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2028	236.7	236.7	224.6	0.07%
Martha Beauty Supply And Braiding, Inc.	(#,^)	721 E Westpoint Drive., Wasilla, AK 99654	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/22/2043	135.5	135.5	155.6	0.05%
The Desert House Assisted Living ,LLC dba The Desert House Assisted Li	(#,^)	721 E. West Point Drive, Wasilla, AK 99654	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/22/2043	76.4	76.4	85.7	0.03%
Mr. Lube, Inc.	(#,^)	11055 E Grove St, Mesa, AZ 85208	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2028	525.7	525.7	512.3	0.16%
Mr. Lube, Inc	(#,^)	538 E Boughton Rd, Bolingbrook, IL 60440	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2043	654.6	654.6	703.6	0.21%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	32 SE 2nd Ave, Delray Beach, FL 33444	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2028	122.8	122.8	121.7	0.04%
Independent Life LLC	(#,^)	300 Harold Dow Highway, Elliot, ME 03903	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/21/2028	107.0	107.0	96.0	0.03%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	4955 S Durango Drive, Ste124, Las Vegas, NV 89113	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2043	236.5	236.5	257.8	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Lilo Holdings LLC	(#,^)	300 Harold Dow Highway, Eliot, ME 03903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2028	16.1	16.1	14.8	—%
Jones Roger Sherman Inn, Inc.	(#,^)	1000 Roosevelt Ave, Cartaret, NJ 07008	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2028	378.4	378.4	393.7	0.12%
Colovic Hackettstown Dairy LLC	(#,^)	2900 North 3rd St., Effingham, IL 62401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2043	266.9	266.9	305.5	0.09%
Mid America Motorworks, Inc and Yager Holdings L.P	(#,^)	22 Route 57, Hackettstown, NJ 07840	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/19/2043	485.5	485.5	557.4	0.17%
Allen Theatre and Back Stage Cafe LLC	(#,^)	195 Oenoke Ridge, New Canaan, CT 06840	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/18/2043	122.4	122.4	138.3	0.04%
Schumacker Recreation, LLC	(#,^)	36 East. Main St., Annville, PA 17003	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/18/2028	129.3	129.3	134.5	0.04%
Northway Exit 29 Campground, Inc dba Adirondacks Jellystone Parks & Pa	(#,^)	5325 S University Drive, Davie, FL 33328	Accommodation	Term Loan	Prime plus 2.75%	6/15/2043	210.0	210.0	241.2	0.07%
Softrol Systems Inc dba Softrol Systems	(#,^)	4035 Blue Ridge Rd, North Hudson, NY 12855	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/15/2028	759.7	759.7	691.4	0.21%
Oil Palace Inc.	(#,^)	1100 Northpoint Pkwy SE, Acworth, GA 30102	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/15/2043	141.0	141.0	162.1	0.05%
Venzix Ventures Inc. dba Venzix	(#,^)	10408 Highway 64 East, Tyler, TX 75707	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/15/2028	11.4	11.4	11.2	—%
Dianne Williams and Louis Williams dba Sweetlips Store	(#,^)	750 Legend Oak Drive, Fountain, CO 80817	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/15/2043	44.9	44.9	50.1	0.02%
Tele Tax Express Inc	(#,^)	3870 Sweet Lips Rd, Henderson, TN 38340	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2028	19.4	19.4	19.4	0.01%
Team Sandy Blanton Realty, Inc	(#,^)	28 Broad St., Bloomfield, NJ 07003	Real Estate	Term Loan	Prime plus 2.75%	6/14/2043	94.6	94.6	100.9	0.03%
E & J Sims Co. LLC	(#,^)	166 Getty Ave, Paterson, NJ 07503	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2028	43.0	43.0	40.0	0.01%
Mastiff Studios LLC	(#,^)	1225 West Gregory St, Pensacola, FL 32502	Educational Services	Term Loan	Prime plus 2.75%	6/13/2043	41.5	41.5	47.3	0.01%
Ciasom LLC dba Mosaic	(#,^)	2919 West Colorado Ave, Colorado Springs, CO 80904	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/11/2028	155.1	155.1	139.9	0.04%
Icebox Cafe, L.C. and Icebox Cafe at Doral,LLC	(#,^)	1040-1042 Richard Ave, Santa Clara, CA 95050	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2028	682.1	682.1	624.4	0.19%
Camp K-9 Pet Resort & Spa, Inc.	(#,^)	1855 Purdy Ave, Miami Beach, FL 33139	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/8/2028	7.1	7.1	6.5	—%
Beyond Grooming LLC and Michelle McWatters	(#,^)	426 15th St. NW, Huron, SD 57350	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/8/2043	41.8	41.8	47.5	0.01%
Skyways LTD,Jet 60 LLC,Mendean Jonath, Inc,Jet AOG, Inc & Jonathan Men	(#,^)	1200 Old Martindale Rd, San Marcos, TX 78666	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/8/2043	367.2	367.2	396.8	0.12%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Applied Behavioral Consulting, Inc	(#,^)	18501 Le Claire Ave, Tinley Park, IL 60478	Social Assistance	Term Loan	Prime plus 2.75%	6/7/2043	48.6	48.6	55.0	0.02%
H S Corporation dba Lake Anna Lodge	(#,^)	422 Blooming Grove Tpke, New Windsor, NY 12553	Accommodation	Term Loan	Prime plus 2.75%	6/7/2043	127.5	127.5	146.4	0.04%
Anurag, LLC dba Oakwood Package Store	(#,^)	5152 Courthouse Rd, Spotsylvania, VA 22551	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/6/2043	133.0	133.0	143.8	0.04%
Sowells Consulting Engineers, LLC	(#,^)	191-195 Oakwood Ave, West Hartford, CT 06107	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/6/2028	19.4	19.4	17.5	0.01%
Hardway Inc and A F C Leasing, Inc	(#,^)	12533 S. 73rd East Place, Bixby, OK 74008	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/6/2028	253.3	253.3	227.1	0.07%
SSD Designs LLC	(#,^)	13430 Northwest Freeway #260, Houston, TX 77040	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/5/2028	64.0	64.0	58.0	0.02%
Funtime ,LLC dba Indoor Playgrounds International	(#,^)	13200 West Foxfire Drive Ste 144, Surprise, AZ 85378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2028	214.9	214.9	192.9	0.06%
BTD Feed & Nutrition, LLC dba Thomaston Feed Cheshire	(#,^)	10840 Bay Hill Club Drive, Charlotte, NC 28277	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/1/2028	43.9	43.9	39.4	0.01%
Mastrocinque Restaurant Management Company LLC dba Santionii's Itali	(#,^)	3535 Highway 17 Unit 14 &15, Fleming Island, FL 32003	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2028	54.0	54.0	54.8	0.02%
Seraj Wireless, LLC	(#,^)	943 South Main St., Cheshire, CT 06410	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	5/31/2028	106.9	106.9	111.2	0.03%
Brooks Seaplane Service Inc and Lunt Enterprises LLC	(#,^)	14429 South Wallin Drive, Plainfield, IL 60544	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	5/31/2028	126.4	126.4	113.3	0.03%
Awan Business Management Group LLC, Awan Sign Company lLLC &Awan Promo	(#,^)	132 Madison Ave, Albany, NY 12202	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2043	267.7	267.7	298.5	0.09%
SSMV LLC dba Burgerim	(#,^)	Independence City Dock Pt, 105 Northern Blvd, Coeur d'Alene, ID 83814	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/30/2028	56.8	56.8	55.4	0.02%
Eagle Aggregate Transportation, LLC	(#,^)	115 Pelham Rd, Ste 1, Greenville, SC 29615	Truck Transportation	Term Loan	Prime plus 2.75%	5/30/2028	74.8	74.8	70.5	0.02%
Crowley Ventures, LLC	(#,^)	4401 N I-35 Ste #113, Denton, TX 76207	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2028	63.8	63.8	58.2	0.02%
Iloka, Inc dba New Cloud Networks	(#,^)	665 Worthington Rd, Westerville, OH 43082	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2028	213.8	213.8	203.6	0.06%
Adow Pools LLC	(#,^)	160 Inverness Drive. W Ste 150, Englewood, CO 80112	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	149.6	149.6	137.6	0.04%
Ocean Breeze Holdings, LLC, Ocean Beach Resort LLC & Ocean Breeze LanC	(#,^)	1220 Post Rd East, Westport, CT 06880	Accommodation	Term Loan	Prime plus 2.75%	5/25/2043	1,245.1	1,245.1	1,429.7	0.44%
Starship, LLC dba Tint World Smyrna	(#,^)	59 West Main St, Broadalbin, NY 12025	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/25/2043	95.6	95.6	108.0	0.03%
Broadalbin Properties LLC dba Broadalbin Hotel & 1854 Pub & Eatery	(#,^)	393 Glenbrook Rd, Stamford, CT 06906	Accommodation	Term Loan	Prime plus 2.75%	10/25/2043	197.6	197.6	227.5	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Dream Spa LLC and Dream Spa Greenwich LLC	(#,^)	3 Williams Ave, Mystic, CT 06355	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	85.0	85.0	77.1	0.02%
Seaside Acupuncture LLC	(#,^)	2274 S Atlanta Rd SE, Smyrna, GA 30080	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/24/2043	48.5	48.5	53.7	0.02%
DMA Equipment LLC	(#,^)	1041 Johnnie Dodds Blvd, Ste 2-C, Mount Pleasant, SC 29464	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/24/2043	252.9	252.9	275.1	0.08%
Chem-Flotronics, Inc.	(#,^)	700 Lee St., Elk Grove Village, IL 60007	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/22/2028	85.5	85.5	78.5	0.02%
Mark A Espinoza, DDS PLLC dba Central Dental Care	(#,^)	195 Paterson Ave, Little Falls, NJ 07424	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	53.4	53.4	47.9	0.01%
Yakov Levy M.D., P.C.	(#,^)	70-31 108th St., Forest Hills, NY 11375	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	28.9	28.9	26.3	0.01%
JVLS LLC dba Vaccines 2 Go	(#,^)	9315 N Central Ave, Phoenix, AZ 85020	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/17/2028	7.1	7.1	6.3	—%
On Stage Enterprises LLC, On Stage Theaters Branson, LLC, On Stage Th	(#,^)	4570 W Post Rd Ste #100, Las Vegas, NV 89118	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/17/2028	213.8	213.8	191.7	0.06%
Joshua One Limited Liability Company dba Genesis Personal Fitness	(#,^)	4060 Johns Creek Pkwy, Ste H,, Suwanee, GA 30024	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/16/2043	311.2	311.2	336.0	0.10%
Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 78550	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/16/2028	127.9	127.9	121.3	0.04%
Fireplace Outlet Inc	(#,^)	28 North State St. Unit 100, Newtown, PA 18940	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/15/2028	19.2	19.2	20.0	0.01%
James T. Hendel dba Autotexx Mobile Auto Repair	(#,^)	5857 Highway101 North, Rockmart, GA 30153	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2028	6.4	6.4	6.7	—%
Galore Salon & Extension Lounge Inc dba Pretty Chic Hair & Lashes	(#,^)	8216 Main St., Williamsville, NY 14221	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/14/2028	3.8	3.8	3.5	—%
Bote Virginia Beach, Inc. dba Bote Virginia Beach	(#,^)	5714 Edmondson Pike Ste 24, Nashville, TN 37211	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/11/2028	9.6	9.6	8.7	—%
Daniel Woodward, DC PLLC dba Doc's Body Shop	(#,^)	1080 Nimmo Pkwy, Ste 104, Virginia Beach, VA 23454	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/11/2028	35.2	35.2	31.6	0.01%
Adhara, LLC	(#,^)	50 Forest St. Ste 902, Stamford, CT 06901	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/11/2043	42.4	42.4	47.0	0.01%
Circle and Square, Inc dba Stamford Kumon	(#,^)	3084 N Goliad St., Ste 114, Rockwall, TX 75087	Educational Services	Term Loan	Prime plus 2.75%	5/11/2028	36.3	36.3	32.6	0.01%
Baby Gentry's Childcare & Learning Academy	(#,^)	18123 E Appleway Ave, Spokane Valley, WA 99016	Social Assistance	Term Loan	Prime plus 2.75%	5/10/2028	9.6	9.6	8.7	—%
Buy Gitomer Inc., Gitgo LLC.,GitGo Archives, LLC, and Jeffrey Gitomer	(#,^)	4203 Shenandoah Drive, Dayton, OH 45417	Educational Services	Term Loan	Prime plus 2.75%	5/9/2043	702.9	702.9	807.1	0.25%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Schmaltz Operations LLC dba Companion Camp	(#,^)	35 Lafayette Rd Ste #8, North Hampton, NH 3862	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/7/2028	51.3	51.3	50.3	0.02%
Container Shipping, LLC	(#,^)	310 Arlington Ave Unit 329, Charlotte, NC 28203	Support Activities for Transportation	Term Loan	Prime plus 2.75%	5/4/2028	42.8	42.8	38.3	0.01%
Wilbur Standford Jr Trucking and Excavating, LLC	(#,^)	2050 S. Beltline Rd, Mesquite, TX 75181	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/3/2028	205.2	205.2	204.8	0.06%
Olmsted LLC and 626 Van LLC dba Maison Yaki	(#,^)	3408 Castle Rock Farm Rd, Pittsboro, NC 27312	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/1/2029	211.3	211.3	195.8	0.06%
Metropolitan Solutions Inc.	(#,^)	533 Nova Rd Ste 213B, Ormond Beach, FL 32174	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2043	171.7	171.7	177.8	0.05%
Brenden Kehren Development LLC	(#,^)	7505 North Chases Lake Rd, Watson, NY 13343	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	2.5	2.5	2.3	—%
Corona Dance, LLC dba Huracan Dance Studio	(#,^)	747 South Hill St., Griffin, GA 30223	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/30/2028	10.1	10.1	9.1	—%
Saltamontes Tire Company, LLC	(#,^)	659 Vanderbilt Ave, Brooklyn, NY 11238	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2043	99.3	99.3	110.3	0.03%
Sunlinc Inc	(#,^)	14689 Gemara Rd, Sparta, WI 54656	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	8.3	8.3	7.4	—%
Rory James Contracting LLC	(#,^)	1420 Chestnut St., Portsmouth, VA 23704	Construction of Buildings	Term Loan	Prime plus 2.75%	4/27/2028	13.6	13.6	12.2	—%
Kastoria Inc. dba Bantam Pizza	(#,^)	1955 Boston Ave, Brodgeport, CT 06604	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2028	12.7	12.7	11.5	—%
Suraj Enterprises, Inc.	(#,^)	480 West Main St., Stamford, CT 06902	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/27/2028	264.8	264.8	256.2	0.08%
Little Angels Daycare and Learning Center LLC	(#,^)	170 Canterbury Court, East Windsor, NJ 08520	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2043	155.6	155.6	178.7	0.05%
LMH Optics LLC dba Sterling Optical	(#,^)	11720 W. Airport Rd, Meadows Place, TX 77477	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2028	42.4	42.4	38.1	0.01%
Matrix Z, LLC	(#,^)	33 Bennett Place, Amityville, NY 11701	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	67.0	67.0	67.7	0.02%
Pledge 4 Hope LLC	(#,^)	768 Bantam Rd, Bantam, CT 06750	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/26/2028	12.7	12.7	11.5	—%
RWT Corporation dba Welding Works	(#,^)	4551 Summit Blvd, West Palm Beach, FL 33415	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	440.7	440.7	413.6	0.13%
K&S Hardware LLC	(#,^)	1272 Smallwood Dr West, Waldorf, MD 20603	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/26/2028	19.1	19.1	17.1	0.01%
RWT Corporation dba Welding Works	(#,^)	32 New Rd, Madison, CT 06443	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2043	205.9	205.9	214.3	0.07%
Joe & Sons Service, Inc	(#,^)	53 Bayberry Loop South, Purvis, MS 39475	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/24/2028	95.5	95.5	99.3	0.03%
Spitnale's Garage LLC	(#,^)	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	58.3	58.3	64.2	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Just for Boats LLC	(#,^)	32 New Rd, Madison, CT 06443	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	17.0	17.0	19.5	0.01%
Nando LLC dba Tall Timbers Banquet and Conference Center	(#,^)	1865 W Wayzata Blvd, Long Lake, MN 55356	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/20/2028	17.2	17.2	15.8	—%
Means Enterprises LLC	(#,^)	855 Atwood Ave, Cranston, RI 2920	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/18/2028	6.4	6.4	5.8	—%
James L Shoemaker APCC	(#,^)	459 Dupre Rd, McClellanville, SC 29458	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2028	13.6	13.6	12.2	—%
Veterinary Preventive Care, LLC	(#,^)	13831 National Rd SW, Reynoldsburg, OH 43068	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/18/2028	39.7	39.7	37.0	0.01%
A New Dawn Psychotherapy Associates, LLC	(#,^)	3761 Mahoning Ave, Youngstown, OH 44515	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2043	84.8	84.8	91.2	0.03%
Rosemarie Products Company LLC	(#,^)	5400 Crooked Tree Drive, Mason, OH 45040	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	4/18/2028	12.7	12.7	11.4	—%
Southern HVAC LLC	(#,^)	4150 Legacy Drive N Ste # 412, Frisco, TX 75034	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2043	21.8	21.8	23.2	0.01%
Southern Oaks Athletic Club, LLC	(#,^)	221 W Judge Perez Drive, Chalmette, LA 70043	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/17/2043	355.1	355.1	401.5	0.12%
Southern HVAC LLC	(#,^)	308 E Broad St, Bethlehem, PA 18018	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2028	33.6	33.6	32.5	0.01%
1301 Starks Inc.	(#,^)	945 Riverview Ct, Xenia, OH 45385	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2028	19.1	19.1	19.7	0.01%
Patricia A. Freeman & Samuel C. Freeman dba Teenas Pizza	(#,^)	119 Ouachita 212, Camden, AZ 71701	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2043	41.2	41.2	45.7	0.01%
Precision Components Group Inc	(#,^)	15253 Shenandoah Ave, BATON ROUGE, LA 70817	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/11/2028	19.1	19.1	18.7	0.01%
Sexy Nails Center LLC	(#,^)	119 Ouachita 212, Camden, AR 71701	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/10/2043	196.1	196.1	222.6	0.07%
Mark Baker	(#,^)	1301 West Atkinson Ave, Milwaukee, WI 53206	Truck Transportation	Term Loan	Prime plus 2.75%	4/9/2028	8.3	8.3	7.8	—%
Innovation Transport LLC	(#,^)	35 E Main St., Pekin, IN 47165	Truck Transportation	Term Loan	Prime plus 2.75%	4/6/2028	43.5	43.5	42.6	0.01%
Newsome Mobile Notary LLC	(#,^)	190 Doty Circle, West Springfield, MA 01089	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/5/2028	4.4	4.4	4.0	—%
Shree Lakshminarayyn Grocery Stores LLC	(#,^)	57 Passaic St., Garfield, NJ 07026	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2043	116.2	116.2	129.5	0.04%
Bean City Bar and Grill LLC	(#,^)	1653 Evalie Dr, Fairfield, OH 45014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/4/2043	77.5	77.5	88.3	0.03%
Master Roofing and Siding Inc.	(#,^)	1 International Blvd, Ste 400, Mahwah, NJ 07495	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2028	223.1	223.1	200.1	0.06%
B&C Texas Leasing Inc.,M & W Hot Oill, Inc	(#,^)	8153 12th Ave SW, Seattle, WA 98106	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2043	261.1	261.1	281.1	0.09%
America's Little Leaders Academy, Inc	(#,^)	3307 Charles St., Rockford, IL 61108	Social Assistance	Term Loan	Prime plus 2.75%	3/30/2043	21.8	21.8	24.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Michael S Brown Physical Therapy, P.C	(#,^)	N 2505 Bean City Rd, New London, WI 54961	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2028	82.4	82.4	73.9	0.02%
Fifth Wheel Truck Stop 001	(#,^)	229 Whitney Rd Unit B, Anchorage, AK 99501	Gasoline Stations	Term Loan	Prime plus 2.75%	3/30/2043	1,106.0	1,106.0	1,175.7	0.36%
Alaska Industrial Paint LLC	(#,^)	5772 Miami Lakes Drive East, Miami, FL 33014	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2028	105.0	105.0	107.1	0.03%
Romancing the Stone	(#,^)	8124 Sprague Rd, Odessa, TX 73764	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2043	337.2	337.2	369.6	0.11%
Boulevard Books Inc.	(#,^)	3767 S Golden State Blvd, Fresno, CA 93725	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/30/2043	86.3	86.3	99.1	0.03%
Alaska Industrial Paint LLC	(#,^)	229 Whitney Rd, Unit B, Anchorage, AK 99501	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2043	215.7	215.7	239.6	0.07%
GQ Investments,LLC	(#,^)	140 Centre of New England Blvd, Coventry, RI 2816	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	177.2	177.2	162.7	0.05%
Technical Ordnance Solutions,LLC	(#,^)	8124 Sprague Rd, Odessa, TX 79764	Fabricated Metal Product Manufacturing	Term Loan	7.75%	3/30/2028	1,083.9	1,083.9	883.6	0.27%
Payne's Environmental Services LLC	(#,^)	300 Hempstead Tpke Ste. 3 & 4, Hempstead, NY 11552	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2028	190.8	190.8	185.5	0.06%
B&C Texas Leasing Inc and M&W Hot Oil, Inc.	(#,^)	1195 Castleton Ave, Staten Island, NY 10310	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2028	825.2	825.2	808.5	0.25%
Kaz Wellness, LLC dba Grounded Wellness Center	(#,^)	25 Robert Pitt Dr Ste 213, Monsey, NY 10952	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2028	13.4	13.4	12.6	—%
Lou & Choo Enterprises Inc.	(#,^)	2570 NW 152nd Terrace, Opa-Locka, FL 33054	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2044	104.9	104.9	113.2	0.03%
Cartwright Termite & Pest Control Inc. and Cartwright Termite &Pest Co	(#,^)	9950 Business Circle, Ste 13, Naples, FL 34112	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2028	188.0	188.0	181.7	0.06%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	5617 Causeway Blvd, Tampa, FL 33619	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2028	130.0	130.0	126.3	0.04%
Montage Mountain Resorts, LP	(#,^)	104 Clover Court, Bartlett, IL 60103	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/28/2043	1,208.9	1,208.9	1,388.1	0.42%
Corning Lumber Company Inc & Frank R Close & Son Inc dba True Valley C	(#,^)	4111 Ellison St. NE, ALBUQUERQUE, NM 87109	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/28/2028	73.7	73.7	76.5	0.02%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	2101 West Hunting Park Ave, Philadelphia, PA 19140	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2043	207.8	207.8	222.8	0.07%
K.C. Communications, Inc.	(#,^)	1376 Broadway, El Cajon, CA 92021	Telecommunications	Term Loan	Prime plus 2.75%	3/27/2028	52.6	52.6	54.6	0.02%
Towing Professionals of Arizona Inc dba Shamrock Towing & All Valley I	(#,^)	1000 Montage Mountain Rd, Scranton, PA 18505	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2043	521.0	521.0	541.8	0.17%
Towing Professionals of Arizona Inc dba Shamrock Towing, All Valley Im	(#,^)	1145 13th Ave East, Palmetto, FL 34221	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2028	126.3	126.3	118.2	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Denton BioFuels LLC and Amercian BioSource, LLC	(#,^)	111 E. Laurel St., Willows, CA 95988	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	75.1	75.1	71.9	0.02%
Cable Management, LLC	(#,^)	1145 13th Ave East, Palmetto, FL 34221	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	67.7	67.7	67.4	0.02%
Aque Investment Group LLC	(#,^)	2715 Saturn St., Brea, CA 92821	Real Estate	Term Loan	Prime plus 2.75%	3/23/2028	223.6	223.6	232.1	0.07%
All Regional Recyclers of Wood LLC dba ARROW	(#,^)	2801 W Osborn Rd, Phoenix, AZ 85017	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	110.5	110.5	107.8	0.03%
Shweiki Media Inc dba Study Breaks Magazine	(#,^)	2801 W Osborn Rd, Phoenix, AZ 85017	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/23/2028	63.2	63.2	65.5	0.02%
Sunshine Tents and Event Rentals LLC	(#,^)	104 Wooster St., Bethal, CT 06801	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/23/2028	52.0	52.0	54.0	0.02%
Kajun Martial Arts LLC	(#,^)	200 Pratt St., Meriden, CT 06450	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2028	18.9	18.9	17.3	0.01%
New York Label & Box Corp	(#,^)	3838 N. Sam Houston Pkwy E, Houston, TX 77032	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2043	1,208.9	1,208.9	1,332.2	0.41%
Sofasco, Inc	(#,^)	624 W. University Drive.#359, Denton, TX 76201	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/23/2043	96.7	96.7	102.9	0.03%
GeoTek Alaska, Inc	(#,^)	4954 Space Center Drive, San Antonio, TX 78218	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2043	822.0	822.0	908.2	0.28%
Rexco Foods LLC dba Papa John's	(#,^)	2322 SW 58th Terrace, West Park, FL 33023	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2028	35.8	35.8	32.0	0.01%
RTSP Union LLC	(#,^)	50 Oval Drive, Islandia, NY 11749	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/20/2028	1,060.4	1,060.4	1,014.6	0.31%
Cest Chic Concepts, LLC dba Salon Cest Chic	(#,^)	182 Garber Lane, Winchester, VA 22602	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/19/2028	9.5	9.5	8.7	—%
Camerabots Media, LLC	(#,^)	36546 Mission St., Prairieville, LA 70769	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/16/2028	12.6	12.6	11.6	—%
Petroleum Equipment & Services, Inc	(#,^)	2756 Commercial Drive, Anchorage, AK 99501	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/16/2028	210.5	210.5	218.6	0.07%
Rojenco II,Inc.	(#,^)	2438 Route 22 East, Union, NJ 07083	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	74.6	74.6	83.5	0.03%
Bear Bones, Inc.	(#,^)	18640 Fm 1488 Ste C, Magnolia, TX 77354	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2043	21.8	21.8	24.6	0.01%
Rojenco, Inc. dba Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	15231 Hall Station Rd Unit 104, Bowie, MD 20721	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	501.9	501.9	560.5	0.17%
CTD Operations Inc	(#,^)	4501 Ford Ave Ste 207, Alexandria, VA 22302	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2028	56.1	56.1	51.3	0.02%
Rojenco, Inc. dba The Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	5631 Silverado Way Unit G, Anchorage, AK 99518	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	74.6	74.6	83.5	0.03%
Rojenco II, Inc.	(#,^)	43 Libson St., Lewiston, ME 04240	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	389.2	389.2	434.6	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Summit Insights Group LLC	(#,^)	4357 Shore Drive, Virginia Beach, VA 23455	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/14/2028	38.2	38.2	34.2	0.01%
Dante Ultimate Cleaning Service LLC	(#,^)	2217 Richmond Rd, Williamsburg, VA 23188	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/9/2028	8.6	8.6	8.3	—%
2b Mom Inc dba Mom's the Word Maternity	(#,^)	219 Saint Nazaire Rd STE G, Broussard, LA 70518	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/9/2028	81.8	81.8	73.3	0.02%
SRG Waterfront LLC	(#,^)	2217 Richmond Rd, Williamsburg, VA 23188	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2028	244.7	244.7	222.5	0.07%
Integrity Machinery Moving, LLC	(#,^)	4357 Shore Drive, Virginia Beach, VA 23455	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/8/2028	18.9	18.9	19.7	0.01%
Treft Systems Inc	(#,^)	19 Briant Pkwy, Summit, NJ 07901	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2028	12.6	12.6	11.4	—%
Unpainted Arizona, LLC dba Westside Bowl	(#,^)	16969 River Park Dr, Covington, LA 70345	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/7/2043	101.4	101.4	111.1	0.03%
Espinoza & Salinas Group Ltd dba Credit 360 Consulting	(#,^)	88 District Square SW, Washington, DC 20005	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/2/2028	4.2	4.2	3.9	—%
BC Bishop Enterprises LLC dba 9Round Pooler	(#,^)	3150 18th St., Ste 435, San Francisco, CA 94110	Educational Services	Term Loan	Prime plus 2.75%	3/2/2028	7.1	7.1	6.5	—%
Stepping Stones Childrens Academy	(#,^)	9125 North Time Oil Rd, Portland, OR 97203	Social Assistance	Term Loan	Prime plus 2.75%	3/2/2043	246.1	246.1	276.9	0.08%
The Law Offices of Samuel R Miller LLC	(#,^)	1050 Kings Highway North Ste #107, Cherry HIll, NJ 08034	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2043	114.9	114.9	131.8	0.04%
Connie Engelbrecht	(#,^)	2617 Mahoning Ave, Youngstown, OH 44509	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2028	2.5	2.5	2.3	—%
Merciful Heavenly Homes, LLC	(#,^)	13722 Jamboree Rd, Irvine, CA 92602	Nursing and Residential Care Facilities	Term Loan	8%	2/28/2043	62.9	62.9	58.5	0.02%
Urban Fitness Group LLC dba Crunch Fitness Group LLC	(#,^)	17806 IH 10Ste 300, SAN ANTONIO, TX 78257	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2028	187.1	187.1	194.3	0.06%
Carey Collision Repairs Inc.	(#,^)	105-107 Grand Central Blvd, Pooler, GA 31322	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/27/2028	62.6	62.6	57.7	0.02%
Betty's Catering Corp, Betty's Decoration & Wedding Center Inc.	(#,^)	720 Rancho Del Norte Drive, Las Vegas, NV 89031	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/26/2043	343.2	343.2	393.5	0.12%
Purely Seed LLC	(#,^)	20640 Raven Drive, Eagle River, AK 99577	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/26/2028	104.4	104.4	93.4	0.03%
Carries Cakes and Catering, Inc dba Carrie's Cakes and Confections	(#,^)	7405 Lake Worth Rd, Lake Worth, FL 33467	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/23/2028	4.1	4.1	3.7	—%
Jackpine Technologies Corporation	(#,^)	401 Dillar's Mill Rd, Tyner, NC 27980	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/22/2028	31.0	31.0	32.2	0.01%
Crossfit iQ LLC	(#,^)	2800 S IH-35, Ste 220, Round Rock, TX 78681	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/21/2028	35.5	35.5	32.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Wellfleet Consulting Inc.	(#,^)	295 D Bucheimer Rd, Fredrick, MD 21701	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/21/2028	12.5	12.5	11.2	—%
New View Media Group LLC	(#,^)	11515 Lake Lane, Ste 102, Chisago, MN 55013	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/16/2028	68.9	68.9	71.6	0.02%
Town & Country Transportation Co.	(#,^)	94-33 Corona Ave, Corona, NY 11373	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/16/2028	55.3	55.3	57.4	0.02%
Lulinjett LLC dba All American Printing & Design	(#,^)	4308 Holland Rd, Virginia Beach, VA 23452	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/14/2043	102.5	102.5	117.6	0.04%
Margab Inc dba Smoothie King	(#,^)	Mill & Main Building 2 Ste 640, Maynard, MA 01754	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/13/2028	10.6	10.6	9.8	—%
JumboMarkets, Inc.	(#,^)	346 Pike Rd, Bay 8 & 9, West Palm Beach, FL 33411	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/13/2028	173.3	173.3	161.1	0.05%
Tony Herring & Associates, Inc.	(#,^)	2275 Research Blvd Ste 500, Rockville, MD 20850	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/9/2028	6.9	6.9	7.1	—%
Start "UP "Dreams, Inc dba SDC Concrete and Start"UP" Dream Constructi	(#,^)	1 Old Wolfe Rd Ste 205, Budd Lake, NJ 07828	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/9/2028	62.5	62.5	59.4	0.02%
Quality Machine of Iowa, Inc	(#,^)	191-193 Arch St., New Britain, CT 06051	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/9/2028	1,144.4	1,144.4	1,115.9	0.34%
Apps Inc., Market Share, and Singular Leaseholdings LLC	(#,^)	4621 Bayshore Rd, Fort Myers, FL 33917	Telecommunications	Term Loan	Prime plus 2.75%	2/8/2028	436.6	436.6	390.7	0.12%
De La Vega LLC dba De La Vega Deland and De La Vega Oviedo	(#,^)	15500 SW Trail Drive, Indiantown, FL 34956	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2028	65.3	65.3	60.9	0.02%
Macrotech Integrated Management Solutions dba Extreme Lawn Care	(#,^)	14200 SW 8th St Unit #102, Miami, FL 33184	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/5/2028	10.0	10.0	10.4	—%
Midlothian Hardware Inc dba Grills True Value	(#,^)	211 West Camellia Drive, Slidell, LA 70458	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	2/2/2028	12.5	12.5	13.0	—%
Chace Building Supply of CT Inc.,	(#,^)	1040 4th Ave, Audubon, IA 50025	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	1/31/2043	289.0	289.0	331.3	0.10%
USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	30521 134th St SE, Sultan, WA 98294	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/31/2028	12.4	12.4	11.5	—%
Rocco'sLandscaping LLC	(#,^)	800 Village Walk #159, Guilford, CT 06437	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2043	72.3	72.3	82.9	0.03%
WydeBodi, LLC dba Wyde Bodi Auto Tags	(#,^)	128 North Woodland Blvd, Deland, FL 32720	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/30/2043	45.8	45.8	51.0	0.02%
New Phaze Packaging Inc	(#,^)	2425 Durrance LN, Ormond Beach, FL 32174	Paper Manufacturing	Term Loan	Prime plus 2.75%	1/26/2043	924.9	924.9	1,057.8	0.32%
Concrete Services LLC and James Ward	(#,^)	4751 West 147th St., Midlothian, IL 60445	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/25/2028	82.8	82.8	78.9	0.02%
Parati USA Inc	(#,^)	1345 North Shepherd Dr, Houston, TX 77008	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	1/25/2028	14.0	14.0	12.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Southside BBQ Corp	(#,^)	90 Route 171, Woodstock, CT 06281	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/25/2028	16.2	16.2	16.8	0.01%
Flair Interiors, Inc dba Giant Don's Flooring America	(#,^)	151 Kitts Lane, Newington, CT 06111	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	1/24/2028	113.9	113.9	118.3	0.04%
Tier1 Solutions LLC	(#,^)	2290 NW 21st Terrace, Miami, FL 33142	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/23/2028	6.2	6.2	5.7	—%
Friend Contractors, LLC	(#,^)	706 North 37th St., Philadelphia, PA 19104	Construction of Buildings	Term Loan	Prime plus 2.75%	1/19/2043	224.2	224.2	246.3	0.08%
Lavish Specs Inc	(#,^)	9533 Irondale Ave, Los Angeles, CA 91311	Machinery Manufacturing	Term Loan	Prime plus 2.75%	1/19/2028	6.2	6.2	5.6	—%
Weeping Willow Kennels, Inc.	(#,^)	1018 Wilt Ave, Ridgefield, NJ 07657	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2028	8.7	8.7	9.0	—%
MedWorxs Inc.	(#,^)	24 County Rd 901, Jemison, AL 35085	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2028	65.2	65.2	58.4	0.02%
Lou & Choo Enterprises Inc dba Lou & Choo Lounge	(#,^)	16032 South Highway 16, Cherokee, TX 76832	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2043	110.9	110.9	121.0	0.04%
Specialized Dairy Processors LLC and Nathaly Zapata	(#,^)	7725 Old Seward Highway, Anchorage, AK 99502	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/16/2028	53.9	53.9	48.2	0.01%
Work of Heart Inc dba Little Nest Portraits	(#)	1000 Essington Rd, Juliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	7.5%	1/10/2028	5.2	5.2	4.2	—%
Impress Therapeutic Massage LLC	(#,^)	262 Glen St., Glen Cove, NY 11542	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/8/2043	60.7	60.7	68.1	0.02%
Human Resource Time Manager LLC	(#,^)	1950 Mill Bay Rd, Kodiak, AK 99615	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/8/2028	12.8	12.8	13.3	—%
Sandfree Systems LLC	(#,^)	6041 Hammond School Rd, Salisbury,, MD 21804	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/5/2028	6.2	6.2	6.5	—%
Crad Holding LLC dba Neighborhood Laundry of Bloomfield	(#,^)	2101,2103 & 2105 West Hunting Park Ave, Philadelphia, PA 19140	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/5/2028	51.8	51.8	46.7	0.01%
Farec, Inc	(#)	6857 Timbers Dr., Evergreen, CO 80439	Amusement, Gambling, and Recreation Industries	Term Loan	7.5%	12/29/2042	242.4	242.4	222.1	0.07%
Social Link LLC	(#,^)	2200 N Commerce Pkwy, Weston, FL 33326	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	9.2	9.2	9.0	—%
Morrocco Method, Inc	(#,^)	3145 Suntree Blvd Ste 102, Rockledge, FL 32955	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	700.7	700.7	811.8	0.25%
Anderson Farms Inc	(#)	2737 Humphrey St., East Elmhurst, NY 11369	Truck Transportation	Term Loan	7.5%	12/22/2027	4,304.3	4,304.3	3,805.9	1.16%
Medical Plaza of Boro Park PC	(#,^)	116 Cricket Ave Ste B, Ardmore, PA 19003	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	49.4	49.4	47.9	0.01%
O'Rourke's Diner, LLC	(#,^)	60 Dodd St., Bloomfield, NJ 07003	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	3.1	3.1	3.2	—%
Dudeck Enterprise LLC dba Detail Garage Las Vegas	(#,^)	41Peabody St., Nashville, TN 37210	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/22/2027	13.4	13.4	14.0	—%
Muckamuck Trucks, Inc.	(#,^)	30250 W Nine Mile Rd, Farmington, MI 48336	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	11.3	11.3	11.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Lab Partner, LLC and Beechtree Diagnostics, LLP and Cottonwood Diag	(#,^)	800 Farroll Rd, Grover Beach, CA 93433	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	639.5	639.5	624.5	0.19%
Landmark Ventures USA Inc	(#,^)	510 S Spring St., Ukiah, CA 95482	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	12/22/2027	51.4	51.4	49.8	0.02%
Salida Family Chiropractic-PPLC dba Salida Sport and Spine	(#,^)	728 Main St., Middleton, CT 06457	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	9.9	9.9	9.6	—%
Jacliff Investments Inc dba International Heal	(#,^)	2360 South Rainbow Blvd, Ste 3, Las Vegas, NV 89146	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/22/2027	41.1	41.1	39.8	0.01%
CT Auto Spa LLC	(#,^)	271 West Highway 30, Burley, ID 83318	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2027	176.4	176.4	185.0	0.06%
Blue Lagoon Resort, LLC dba Hill View Cottages	(#,^)	1266 51St 1st Floor, Brooklyn, NY 11219	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	181.1	181.1	211.8	0.06%
DHD Enterprise LLC dba Edible Arrangements #1699	(#,^)	12351 Gateway Park Place, Draper, UT 84020	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	18.7	18.7	18.6	0.01%
DBMS Consulting, Inc.	(#,^)	203 G St., Salida, CO 81201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2027	61.6	61.6	62.7	0.02%
Auto Excellance of Fort Myers Inc.	(#,^)	475 Park Ave South 25th Floor, New York, NY 10016	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/19/2042	102.3	102.3	119.6	0.04%
Best Quality Home Care LLC	(#,^)	2355 South 1070 West, Ste D, Salt Lake City, UT 84119	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/19/2027	5.7	5.7	5.5	—%
Legion Bowl, Inc & Legion Pub Inc	(#,^)	39 Albany Turnpike, West Simsbury, CT 06092	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/15/2042	320.9	320.9	375.3	0.11%
1-0 Granny's Helpful Hands, LLC	(#,^)	3670 Lake Shore Drive, Lake George, NY 12845	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2027	18.5	18.5	18.0	0.01%
Ocean Trans LLC & Dehal Trucking LLC	(#,^)	828 Washington Ave, Miami Beach, FL 33139	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2042	598.7	598.7	670.6	0.20%
Capital Containers LLC	(#,^)	164 West 83rd St.- Units CF1 and CF2, New York, NY 10024	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2027	13.0	13.0	12.8	—%
JMD Aviation Holdings, LLC	(#,^)	317 S Berry St., Centralia, WA 98531	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2027	410.9	410.9	431.0	0.13%
Peanut Butter & Co., Inc	(#,^)	3105 Fowler St., Fort Myers, FL 33901	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2027	184.9	184.9	179.2	0.05%
KR Calvert & Co, LLC	(#,^)	1415 W. Anderson St., Stockton, CA 95206	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/14/2027	429.5	429.5	417.2	0.13%
Atlas Geo-Constructors, LLC	(#,^)	7610 Auburn Blvd #4B, Citrus Heights, CA 95610	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2027	249.8	249.8	255.5	0.08%
Royalty Freight Inc	(#,^)	119 West 57th St., Ste 300, New York, NY 10019	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2027	548.6	548.6	531.7	0.16%
AADJ Empire Inc and AADJ Galaxy Inc.	(#,^)	8050 North West 90th St., Medley, FL 33166	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2042	174.5	174.5	197.3	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Heung Kyun Im	(#,^)	705 East Lake St., Minneapolis, MN 55407	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2027	12.7	12.7	12.3	—%
LP Industries Inc. dba Childforms	(#,^)	661 Park St., Cranston, RI 2910	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	61.4	61.4	63.1	0.02%
Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc. d	(#,^)	148 West 24th St., New York, NY 10011	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	79.3	79.3	82.3	0.03%
Beale Street Blues Company Inc.dba B.B. King's Club-Memphis	(#,^)	149 Monroe Ave, Memphis, TN 38103	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2027	827.9	827.9	806.0	0.25%
Barcade Holdings, LLC ,Barcade LLC,& Barcade New Haven LLC	(#,^)	2040 Norwood St. SW, Lenoir, NC 28645	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	12/14/2027	51.8	51.8	50.7	0.02%
Hardway Inc & AFC Leasing Inc	(#,^)	34 35th St., Brooklyn, NY 11232	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2027	737.0	737.0	714.3	0.22%
Nichols Fire and Security LLC	(#,^)	3466 Thomasville Rd, Winston Salem, NC 27107	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2042	84.2	84.2	96.2	0.03%
LPB LPB Property Management Inc dba Wilderness View Cabins & Ellijay C	(#,^)	3728 W Mckinley Ave, Fresno, CA 93722	Real Estate	Term Loan	Prime plus 2.75%	12/12/2042	96.2	96.2	112.5	0.03%
Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation	(#,^)	113 Seaboard Lane #C-270, Franklin, TN 37067	Air Transportation	Term Loan	8.25%	12/12/2027	446.7	446.7	392.4	0.12%
Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC	(#,^)	1599 Post Rd, Warwick, RI 2888	Gasoline Stations	Term Loan	Prime plus 2.75%	12/12/2027	40.8	40.8	39.5	0.01%
Clore Construction LLC	(#,^)	6235 Conlan Bay Drive, Houston, TX 77041	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/12/2027	378.6	378.6	385.4	0.12%
Big Picture Group LLC	(#,^)	12533 S. 73rd E. Place, Bixby, OK 74008	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2027	308.0	308.0	305.6	0.09%
The Ohio Valley Group Inc dba Ohio Valley Landscapes & Design	(#,^)	1906 Vanderhorn Drive, Memphis, TN 38134	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/12/2027	12.3	12.3	12.2	—%
A-1 Van Services Inc	(#,^)	498 Wilderness View, Chatsworth, GA 30705	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/12/2027	591.2	591.2	604.7	0.18%
Clear Sound Communications, Inc	(#,^)	21220 FM 1420, Harlingen, TX 78550	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/8/2027	3.1	3.1	3.0	—%
AV Strategy Inc	(#,^)	154 Sandy Creek Rd, Verona, PA 15147	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/8/2027	363.6	363.6	365.9	0.11%
JVLS LLC dba Vaccines 2 Go	(#,^)	3031 Patrick St, Kissimmee, FL 34741	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/7/2027	12.3	12.3	11.9	—%
Kim Howard Corp dba NPN Machine Tools	(#,^)	1120 Wren School Rd, Piedmont, SC 29673	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/7/2042	562.5	562.5	657.3	0.20%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
IHC Hardware Inc.	(#,^)	935 N La Jolla, Los Angeles, CA 90046	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/6/2042	96.3	96.3	108.2	0.03%
ODS Inc	(#,^)	16965 Park Circle Drive, Chagrin Falls, OH 44023	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/6/2027	40.3	40.3	40.3	0.01%
Healthcare Interventions, Inc dba Brightstar Healthcare of & Brightsta	(#,^)	680 Old Medford Ave, Medford, NY 11763	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/4/2027	12.3	12.3	11.9	—%
Oil Palace, Inc.	(#,^)	9468 American Eagle Way Ste 100, Orlando, FL 32837	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	950.7	950.7	1,112.0	0.34%
Salud Bar & Grill LLC	(#,^)	4060 Johns Creek Pkwy, Ste H, Suwanee, GA 30024	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	46.2	46.2	44.9	0.01%
Linda Jean Howard Riley dba The Rusty Bolt	(#,^)	9130 Wayfarer Lane, Houston, TX 77075	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/1/2042	20.2	20.2	23.6	0.01%
Utara LLC	(#,^)	614 Broad St., Story City, IA 50248	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	19.1	19.1	19.1	0.01%
Square1 Partners, LLC	(#,^)	626 N Delsea Drive, Glassboro, NJ 08028	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/1/2027	51.2	51.2	49.6	0.02%
Fortress Verve Inc, Maurice R. Margules and Antonie C. Reinhard	(#,^)	5300 W. Atlantic Ave. Ste 501, Delray Beach, FL 33484	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/30/2027	85.5	85.5	89.7	0.03%
Create- A- Stitch, Inc	(#,^)	10408 Highway 64 East, Tyler, TX 75707	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2042	84.1	84.1	97.9	0.03%
WTI Distribution Inc	(#,^)	1413 Bushwick Ave, Brooklyn, NY 11207	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/30/2027	32.6	32.6	33.0	0.01%
J. Venture Holdings, LLC	(#,^)	22345 W. Rt 66, Seligman, AZ 86337	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2027	10.1	10.1	10.6	—%
Skin Beauty Bar Inc. and Tameka J. Mathis	(#,^)	214 Pine St, Sandpoint, ID 83864	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2027	7.3	7.3	7.2	—%
OPH Lexington, Inc	(#,^)	1088 Greenbriar Lane, Northbrook, IL 60062	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	183.4	183.4	214.5	0.07%
Our Playhouse Preschool, LLC	(#,^)	14277 Ramona Ave, Chino, CA 91710	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	225.4	225.4	263.7	0.08%
Beacon Brewing LLC and C' Sons, LLC	(#,^)	1 Jackson St., Troy, NY 12180	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	122.0	122.0	142.7	0.04%
Webtez Inc dba Mod Vans	(#,^)	3585 SW 10th St., Pompano Beach, FL 33069	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/22/2027	57.0	57.0	55.5	0.02%
Step Up Academy of the Arts, LLC	(#,^)	749 8th St. SE 2nd Floor, Washington, DC 20003	Educational Services	Term Loan	Prime plus 2.75%	11/22/2027	12.8	12.8	12.4	—%
JMD Corporation dba Dart's True Value	(#,^)	2285 St. Andrews Ave, Zachary, LA 70791	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/22/2027	15.2	15.2	15.4	—%
Cali Fit Meals	(#,^)	235 Walton Ave, Lexington, KY 40502	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	18.3	18.3	18.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Grumpy's Restaurant Company, LLC	(#,^)	3501 NC Highway 54 W, Chapel hill, NC 27516	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	57.9	57.9	56.2	0.02%
PB Market LLC dba Pure Barre	(#,^)	700 Lincoln St., Lagrange, GA 30204	Educational Services	Term Loan	Prime plus 2.75%	11/21/2027	88.4	88.4	85.8	0.03%
B Lam LLC	(#,^)	121 South Main St., Payette, ID 83661	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/20/2042	174.2	174.2	201.7	0.06%
Maya Motel, LLC dba Town House Motel	(#,^)	1673 Donlon St., Ste 202, Ventura, CA 93003	Accommodation	Term Loan	Prime plus 2.75%	11/17/2042	54.8	54.8	64.1	0.02%
Jacob's Towing, Inc.dba Jacob's Automotive Locksmith & Jacob's Auto Re	(#,^)	2258A Wigwam Pkwy, Henderson, NV 89074	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/17/2027	40.7	40.7	40.5	0.01%
Southern Specialty Contractor, LLC & Ronald David Holbrook Jr.	(#,^)	3450 East Orangethrope Ave, Anaheim, CA 92806	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/17/2027	43.2	43.2	42.1	0.01%
SSI Refrigerated Express Inc. and Robert M Stallone	(#,^)	834 Kingsley Ave, Orange Park, FL 32073	Truck Transportation	Term Loan	Prime plus 2.75%	11/17/2027	51.2	51.2	50.3	0.02%
H & H Hotshot Services, Inc.	(#,^)	164-C Market St, Charleston, SC 29401	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/16/2027	57.0	57.0	56.6	0.02%
Murf & Sons LLC	(#,^)	9419 Kenwood Rd, Cincinnati, OH 45242	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2027	135.5	135.5	132.5	0.04%
Auto Rx LLC,J&P Auto Repair Inc	(#,^)	1701 Washington Ave, Waco, TX 76701	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2042	188.7	188.7	220.2	0.07%
Marcaco LLC	(#,^)	1001 E. Cooley Drive Ste 102, Colton, CA 92324	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	11/15/2042	501.4	501.4	586.5	0.18%
J R Wholesale Tires & Auto Center, LLC	(#,^)	558 West Main St., Lebanon, OH 45036	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/15/2042	13.0	13.0	15.2	—%
Paramount Dance Studios Inc. and Homestead Dance Supply	(#,^)	1990 Flippen Rd, Stockbridge, GA 30281	Educational Services	Term Loan	Prime plus 2.75%	10/14/2043	452.9	452.9	522.3	0.16%
Wing King at the Gardens LLC	(#,^)	3821 Pleasant Hill Rd, Store #B-107, Kissimmee, FL 34746	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2027	7.9	7.9	7.7	—%
Hofgard & Co, Inc dba Hofgard Benefits and James Marsh	(#,^)	5455 N. 51st Ave Ste 30, Glendale, AZ 85301	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/8/2027	12.2	12.2	11.8	—%
JNP Delivery Inc	(#,^)	822 Cameron Lane, Lugoff, SC 29078	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/7/2027	91.2	91.2	91.6	0.03%
His Loving Hands Christian Academy, Inc.	(#,^)	91 & 95 Woodbury Rd, Hicksville, NY 11801	Social Assistance	Term Loan	Prime plus 2.75%	11/6/2042	88.2	88.2	102.1	0.03%
S & S Auto Body Shop Inc.	(#,^)	124 Lincoln Ave, Colonie, NY 12205	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/3/2042	153.6	153.6	179.5	0.05%
Sterling Campbell Insurance Agency, Inc	(#,^)	112 N Krome Ave, Homestead, FL 33030	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/3/2027	6.1	6.1	5.9	—%
Top Quality Dent Service LLC	(#,^)	4235 South Fort Apache Rd, Ste 250, Las Vegas, NV 89147	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/2/2027	4.9	4.9	4.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Edge Studios Inc Radiant Yoga LLC	(#,^)	400 S. McCaslin Blvd, Ste 201, Louisville, CO 80027	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/1/2027	53.8	53.8	52.9	0.02%
Berza TLG,LLC dba The Little Gym of Lake Charles	(#,^)	4500 North Providence # 7, Appleton, WI 54913	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/31/2027	34.3	34.3	33.6	0.01%
Rachael Reel dba Rachel Reel Insurance Age	(#,^)	15020 Harrison St., Miami, FL 33176	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/31/2027	6.1	6.1	5.9	—%
The Five Lakes LLC	(#,^)	5001 W. Clay St., Richmond, VA 23230	Educational Services	Term Loan	Prime plus 2.75%	10/30/2042	455.9	455.9	533.3	0.16%
Die Hard Used Car Sales	(#,^)	36359 North Gantzel Rd Ste 102, San Tan Valley, AZ 85140	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/30/2042	54.1	54.1	63.3	0.02%
Ashore Ventures Inc dba PuroClean Professional Restoration	(#,^)	1541 Vapor Trail, Colorado Springs, CO 80905	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2027	11.8	11.8	11.6	—%
Sage Oil LLC	(#,^)	448 Howe Ave, Sacramento, CA 95825	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/27/2027	8.1	8.1	7.9	—%
Blue Eagle Transport Inc , Golden Eagle Transport, Inc & Green Eagle T	(#,^)	1301 E McNeese St., Ste 201, Lake Charles, LA 70607	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/27/2027	30.2	30.2	29.8	0.01%
Suzie LLC dba Tony D's Restaurant	(#,^)	208 Bank St., Lenoir, TN 37771	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2042	84.0	84.0	97.7	0.03%
Grand Blanc Lanes, Inc.	(#,^)	1668 West Grand Ave, Phoenix, AZ 85007	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/25/2027	12.1	12.1	12.7	—%
Schafer Fisheries Inc	(#,^)	13705 Holmes Rd, Kansas City, MO 64154	Food Manufacturing	Term Loan	Prime plus 2.75%	10/25/2027	28.2	28.2	29.5	0.01%
Action Physical Therapy Yoga and Wellness Center Inc.	(#,^)	8913 Egyptian Ave, Las Vegas, NV 89143	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/24/2027	17.9	17.9	18.5	0.01%
Looky Enterprises, LLC	(#,^)	377 Boston Post Rd Unit B, Milford, CT 06460	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/18/2027	53.8	53.8	52.9	0.02%
Island Refrigeration & AC Inc	(#,^)	909 SE Everett Mall Way Ste A-140, Everett, WA 98208	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/18/2042	127.2	127.2	146.1	0.04%
Blueridge Armor LLC	(#,^)	92 Huntington St., New London, CT 06320	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/17/2027	6.7	6.7	6.7	—%
H and K Dry Cleaning LLC ,Quintero Shopping Center LLC,Aqua Laundry, L	(#,^)	5301 S. Saginaw Rd, Flint, MI 48507	Electronics and Appliance Stores	Term Loan	7.5%	10/17/2042	61.8	61.8	57.7	0.02%
Albas Bar & Grill LLC	(#,^)	21985 Waller Rd, Fulton, IL 61252	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/13/2042	43.9	43.9	49.4	0.02%
Cortez Landscaping, LLC	(#,^)	5811 S Westnedge Ave, Portage, MI 49002	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/13/2027	15.5	15.5	15.5	—%
Crawfordsville Fitness LLC dba Planet Fitness	(#,^)	1175 Surlington Ave, Ste 101, Leland, NC 28451	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/13/2027	100.3	100.3	98.6	0.03%
On Call Services LLC	(#,^)	3201 Flagler Ave, Unit 510 & 511, Key West, FL 33040	Construction of Buildings	Term Loan	Prime plus 2.75%	10/13/2027	14.5	14.5	15.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Pro Anderson, LLC	(#,^)	1227 Burnside Ave, East Hartford, CT 06108	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	43.7	43.7	42.7	0.01%
Sandbox Ventures LLC	(#,^)	1495 Highway 74-A Bypass, Ste 150192, Spindale, NC 28160	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	15.8	15.8	16.3	—%
Eye Optique Inc.	(#,^)	221 Self Main St., Homer City, PA 15748	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/5/2027	12.1	12.1	11.7	—%
Ains Holding Company LLC	(#,^)	4 Powder Rd, Norwalk, CT 06854	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	10/2/2027	71.2	71.2	70.0	0.02%
Becky Lou Corp dba Rent A Center	(#,^)	15060 281St Ave NW, Zimmerman, MN 55398	Rental and Leasing Services	Term Loan	Prime plus 2.75%	10/2/2027	73.4	73.4	73.7	0.02%
Sashshel Corporation	(#,^)	1632 Bush Lane, Crawfordsville, IN 47933	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2042	203.5	203.5	238.0	0.07%
Threads of Time LLC	(#,^)	1092 Hampton Inn Way, Ste 400, Jacksonville, NC 28546	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/29/2042	131.8	131.8	150.2	0.05%
Dan Cline Transport Inc.	(#,^)	1857 A Elmdale Ave, Glenview, IL 60026	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2030	855.1	855.1	861.1	0.26%
Harco Metal Products Inc	(#,^)	10800 Alpharetta Highway, Ste 220, Roswell, GA 30076	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	471.4	471.4	527.5	0.16%
Miechella Suzette Decker	(#,^)	121 Fulton St., New York, NY 10038	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/29/2042	94.9	94.9	111.0	0.03%
Chicago American Manufacturing LLC, Dockside Steel ProcessingLLC and S	(#,^)	3578 Route 611, Ste 210, Bartonsville, PA 18321	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	1,187.0	1,187.0	1,365.1	0.42%
Rhode Island Tennis Management LLC	(#,^)	501 State Drive, Mount Vernon, MO 65712	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	527.0	527.0	600.1	0.18%
National Media Services, Inc	(#,^)	207 S Buchanan St., Danville, IL 61832	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2027	15.0	15.0	14.5	—%
Nicholson Lumber Co Inc.	(#,^)	3515 Main St., Exmore, VA 23350	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2030	186.0	186.0	197.6	0.06%
Rhode Island Tennis Management LLC	(#,^)	7895 East Acoma Drive Ste 102, Scottsdale, AZ 85260	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	367.0	367.0	417.9	0.13%
Pets A Go Go LLC	(#,^)	676 Franklin Blvd, Somerset, NJ 08873	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/28/2042	189.8	189.8	219.2	0.07%
Complete Care IT LLC	(#,^)	4500 W 47th St., Chicago, IL 60632	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2027	11.8	11.8	11.4	—%
Technologist Inc	(#,^)	589 North State Rd, Briarcliff Manor, NY 10510	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2027	198.3	198.3	207.5	0.06%
Inspirations Food Design, Inc	(#,^)	636 Centerville Rd, Warwick, RI 2886	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/26/2042	446.6	446.6	511.7	0.16%
Rollins Construction & Trucking LLC	(#,^)	377 Main St., Nicholson, PA 18446	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2027	265.1	265.1	275.8	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn	(#,^)	636 Centerville Rd, Warwick, RI 2886	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2027	17.9	17.9	17.5	0.01%
KB Waterjet Cutting LLC	(#,^)	5091 Lexington Blvd, Fort Meyers, FL 33919	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2027	8.2	8.2	8.1	—%
Sallee Pro-Custom Fabrication Shop LLC	(#,^)	1820 North Fort Myer Drive Ste 530, Arlington, VA 22209	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/21/2027	7.2	7.2	7.5	—%
Commonwealth Diagnostics International, Inc	(#,^)	4801 South University Drive, Ste 125, Davie, FL 33328	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	1,011.0	1,011.0	1,058.1	0.32%
Insight Diagnostic Technologist Services	(#,^)	893 South 120 East, Milford, UT 84751	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	262.8	262.8	259.6	0.08%
Sound Manufacturing, Inc. & Monster Power Equipment, Inc.	(#,^)	1338 Memorial Ave, West Springfield, MA 01089	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	159.4	159.4	162.7	0.05%
Alpha Preparatory Academy LLC	(#,^)	4330 Parker Lane, Addis, LA 70710	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	155.7	155.7	176.8	0.05%
Max Home Deliveries, Inc	(#,^)	4864 Arthur Kill Rd Units 102,103,104 & 105, Staten Island, NY 10309	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/20/2027	64.2	64.2	64.2	0.02%
NY Tent LLC & NY Tent Parent, LLC dba Tent Company of New York	(#,^)	8865 North County Rd 600 W, Scipio, IN 47273	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/20/2027	822.2	822.2	842.8	0.26%
Imagine By Carleen, Inc.	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2027	6.0	6.0	6.2	—%
Denek Contracting Inc and Denek Leasing LLC	(#,^)	39 Norman St. a/k/a 1 Holyoke Square, Salem, MA 01970	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/20/2042	200.8	200.8	234.4	0.07%
Montessori Community School	(#,^)	2030 Forest Ave, Ste 110, San Jose, CA 95128	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	280.9	280.9	320.2	0.10%
CR Park Incorporated dba Define Body and Mind	(#,^)	49 W. Allandale Ave, Allendale, NJ 07401	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	65.3	65.3	64.8	0.02%
CIS BIG DOG, LLC	(#,^)	4462 Mink Livsey Rd, Snellville, GA 30039	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/19/2027	51.8	51.8	54.2	0.02%
Stone's Construction and Remodeling, LLC	(#,^)	123 South Navarra Drive, Scotts Valley, CA 95066	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/19/2027	4.2	4.2	4.0	—%
Party By Design Inc.	(#,^)	451 E. Wilson Ave, Pontiac, MI 48341	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2042	1,153.3	1,153.3	1,307.9	0.40%
Clinton Food Market LLC	(#,^)	77 Van Buren St., Port Jefferson Station, NY 11776	Gasoline Stations	Term Loan	Prime plus 2.75%	9/15/2042	245.0	245.0	279.7	0.09%
Tarleton & Family Landscaping, LLC	(#,^)	1404 Del Prado Blvd South, Units 100 & 105, Cape Coral, FL 33904	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/15/2027	66.7	66.7	65.8	0.02%
Li Family Spokane LLC	(#,^)	1401 Lakeland Ave, Bohemia, NY 11716	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2042	368.5	368.5	426.3	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Alaska Motor Home Inc	(#,^)	8920 US HWY, 62 WEST, Cynthiana, KY 41031	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/13/2027	265.5	265.5	256.7	0.08%
Nails By Mercede LLC	(#,^)	5210 Kaylin Drive, Akron, OH 44319	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2027	11.4	11.4	11.5	—%
Fox Valley Rentals & Investments, LLC	(#,^)	61 Strafello Drive, Avon, MA 2322	Food Services and Drinking Places	Term Loan	Prime plus 3.75%	9/13/2027	6.1	6.1	6.5	—%
Town & Country Transportation Co. and Popco, LLC.	(#,^)	21 E. Lincoln Rd, Spokane, WA 99208	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/12/2042	161.7	161.7	188.8	0.06%
Rajbai Maa Inc. dba Nara Lounge	(#,^)	196 East Main St., Clinton, CT 06413	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2042	371.5	371.5	417.6	0.13%
Health & Performance Center, LLC	(#,^)	125 E Center St., Midland Park, NJ 07432	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2027	16.3	16.3	15.8	—%
Morgan Lynn Kerstetter dba Catherine School of Dance	(#,^)	6633 Brayton Dr, Anchorage, AK 99507	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/11/2027	6.0	6.0	6.3	—%
Foxtail, LLC and Tottly New Services Corp	(#,^)	2906 E. Newberry St., Appleton, WI 54915	Social Assistance	Term Loan	Prime plus 2.75%	9/8/2042	279.1	279.1	318.8	0.10%
Echelon Planning Group, LLC dba Echelon Financial Services and Echelon	(#,^)	2994 and 2996 Edgewater Drive, Orlando, FL 32804	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/8/2027	6.0	6.0	6.3	—%
Crazy Beatz Productions LLC	(#,^)	191 Arch St., New Britain, CT 06051	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 3.75%	9/7/2027	4.3	4.3	4.4	—%
South Fulton Landscape & Nursery, Inc.	(#,^)	244-252 Atwells Ave, Providence, RI 2903	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/7/2042	95.7	95.7	111.8	0.03%
Dreaming Big Learning Center Inc	(#,^)	1862 Craigshire Rd, Saint Louis, MO 63146	Social Assistance	Term Loan	Prime plus 2.75%	9/5/2042	362.2	362.2	413.1	0.13%
Big Coop's Trucking LLC	(#,^)	315 Mill St. 3rd Floor, Danville, PA 17821	Truck Transportation	Term Loan	Prime plus 2.75%	9/1/2027	79.9	79.9	81.2	0.02%
Blue EagleTransport Inc, Greeneagle Transport Inc & Golden Eagle Tran	(#,^)	1481 Highland Ave, Cheshire, CT 06410	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/31/2027	303.6	303.6	298.5	0.09%
Parlay Disributors LLC	(#,^)	5 Greenleaf Drive, Unit 201, Portsmouth, NH 3801	Educational Services	Term Loan	Prime plus 2.75%	8/25/2027	88.2	88.2	86.1	0.03%
Lake County Tow LLC	(#,^)	20014 NE 138th St., Kearney, MO 64060	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/25/2042	83.7	83.7	95.3	0.03%
InUSA Ventures Inc dba InUSA Services	(#,^)	3415 Enon Rd, College Park, GA 30349	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	8/24/2027	19.8	19.8	19.2	0.01%
Genuine Ventures LLC and Seaweed Ventures LLC	(#,^)	3301 W Oak St, Kissimmee, FL 34741	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2030	478.6	478.6	493.7	0.15%
R & R Strength & Conditioning Corp dba Crossfit Light House Point	(#,^)	3066 Misty Creek Drive., Swartz, MI 48473	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/23/2042	78.8	78.8	92.1	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Delicias de Minas Restaurant, LLC	(#,^)	377 Boston Post Rd, Milford, CT 06460	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2027	162.2	162.2	168.9	0.05%
L&V Auto Sales, Inc.	(#,^)	1734 Wansley Rd, Laurel, MS 39440	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/21/2027	14.3	14.3	15.0	—%
Damiano Global Corp	(#,^)	1734 Wansley Rd, Laurel, MS 39440	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	17.9	17.9	18.2	0.01%
Tier1 Solutions LLC	(#,^)	15409 Country Rd 565A, Clermont, FL 34711	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/18/2027	14.9	14.9	14.7	—%
Tony Herring & Associates, Inc	(#,^)	20 Medford Ave, Ste 104, Patchogue, NY 11772	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/17/2027	6.0	6.0	5.8	—%
Chester's World Enterprise LLC	(#,^)	3015 San Pablo Ave, Ste 511, Berkeley, CA 94702	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/16/2027	17.9	17.9	17.7	0.01%
D'Amato & Sons Construction, Inc.	(#,^)	432 S Franklin St, Juneau, AK 99801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/11/2027	6.5	6.5	6.5	—%
L & J Corporate Services Inc	(#,^)	3701 NE 12th St., Pompano Beach, FL 33064	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2027	5.6	5.6	5.4	—%
Furniture Masters Limited Liability Company	(#,^)	168-170 McWhorter St., Newark, NJ 07105	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/3/2027	7.1	7.1	6.9	—%
HMG Strategy LLC,	(#,^)	333 Birch Hills Drive, Rochester, NY 14622	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2027	37.7	37.7	36.5	0.01%
Hope Health Care, LLC	(#,^)	1504 West Franklin Blvd, Gastonia, NC 28052	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/31/2027	5.3	5.3	5.1	—%
Raffi's Inc dba Atlantic Auto Center	(#,^)	1000 Essington Rd Ste. 109 & 111, Joliet, IL 60435	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2027	11.2	11.2	11.7	—%
Royal Blue Investments, Inc. and Cleland Pharmacy LLC	(#,^)	211 West Camellia Drive, Slidell, LA 70458	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/31/2042	50.6	50.6	58.7	0.02%
Sharon G McMillen, MA Psychologist, Inc.	(#,^)	140 W Alameda Drive, Ste 104, Tempe, AZ 85282	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/28/2027	14.6	14.6	14.1	—%
Work of Heart Inc dba Little Nest Portraits	(#,^)	117 Oak St., Amityville, NY 11701	Professional, Scientific, and Technical Services	Term Loan	7.5%	7/28/2027	47.1	47.1	41.5	0.01%
HQTRONIC LLC	(#,^)	866 NW 110th Ave, Coral Springs, FL 33071	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/27/2027	17.7	17.7	17.1	0.01%
Oberon IT, Inc.	(#,^)	160 Mount Pleasant Ave, Newark, NJ 07104	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/26/2027	172.1	172.1	172.3	0.05%
Gilles Peress Studio LLC	(#,^)	191 Post Rd W., Westport, CT 06880	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2027	48.9	48.9	47.3	0.01%
Lil Tots' Learning Center LLC	(#,^)	2945 Main St., Stratford, CT 06614	Social Assistance	Term Loan	Prime plus 2.75%	7/21/2042	28.7	28.7	33.5	0.01%
Obok LLC	(#,^)	1809 Roane St., Richmond, VA 23222	Food Manufacturing	Term Loan	Prime plus 2.75%	7/21/2027	9.4	9.4	9.5	—%
Ocean Trans LLC	(#,^)	202 S. 1st St., Wakeeny, KS 67672	Truck Transportation	Term Loan	Prime plus 2.75%	7/21/2027	30.8	30.8	29.8	0.01%
Matrix Z LLC	(#,^)	216 West Main St, Kingwood, WV 26537	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 3.75%	7/19/2027	5.9	5.9	6.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Aitheras Aviation Group, LLC(OH) , Aitheras Aviation Group, LLC(FL)	(#,^)	10135 S. Roberts Rd, Ste. 209, Palos Hills, IL 60465	Air Transportation	Term Loan	Prime plus 2.75%	7/18/2027	648.8	648.8	629.9	0.19%
Wildflour Bakery & Cafe, LLC	(#,^)	1404 W. Walnut Hill Lane, Irving, TX 75038	Food Manufacturing	Term Loan	Prime plus 2.75%	7/17/2027	17.7	17.7	18.5	0.01%
Koep Companies dba Pipestone True value	(#,^)	76 Lafayette Ave, Brooklyn, NY 11217	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/14/2042	311.9	311.9	352.1	0.11%
Rocks Auto Exchange LLC	(#,^)	2720 S. Havana St., Unit H, Aurora, CO 80014	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/13/2027	10.0	10.0	9.7	—%
McCord Holdings, Inc. dba Fast Signs 176101	(#,^)	1415 W Andersonr Way, Stockton, CA 95206	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/7/2027	14.8	14.8	14.5	—%
Thrifty Market Inc dba Thrifty Foods	(#,^)	3042 S 78th St, Tampa, FL 33619	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/6/2027	84.4	84.4	83.8	0.03%
The Country House Restaurant, LLC and Pelton Real Estate, LLC	(#,^)	800 SW 21st Terrace, Fort Lauderdale, FL 33312	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	48.1	48.1	55.7	0.02%
Hamilton & Associates Real Estate and Investments Firm LLC	(#,^)	2301 N Marginal Rd, Cleveland, OH 44114	Real Estate	Term Loan	Prime plus 2.75%	6/30/2042	51.5	51.5	59.1	0.02%
J. T. O'Neill Company, L.L.C	(#,^)	5137 Clareton Drive, Ste 100,110 & 120, Agoura Hills, CA 91301	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	11.7	11.7	11.3	—%
JWH Designs, LLC	(#,^)	207 East Main St., Pipestone, MN 56164	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2027	82.8	82.8	80.1	0.02%
J&M Civil Construction Services LLC	(#,^)	518 East.Main St., Westfield, IN 46074	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	75.3	75.3	72.8	0.02%
New Chicago Wholesale Bakery Inc.	(#,^)	7640 N. Wickham Rd, Melbourne, FL 32940	Food Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	11.7	11.7	12.0	—%
Best Bees Company	(#,^)	702 10th St., Wheatland, WY 82201	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	6/29/2027	17.5	17.5	16.9	0.01%
Stiegelbauer Associates Inc.	(#,^)	795 Touhy Ave, Elk Grove Village, IL 60007	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2027	240.1	240.1	250.7	0.08%
Ocean Trans LLC and Dehal Trucking LLC	(#,^)	19972 Willowin Farm Lane, Purcellville, VA 20132	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2027	490.7	490.7	473.4	0.14%
Intellixion LLC	(#,^)	677 US Route 7, Pittsford, VT 5763	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/29/2027	2.9	2.9	2.8	—%
Oakhill Farms, LLC	(#,^)	11776 West Sample Rd, Coral Springs, FL 33065	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	85.0	85.0	91.3	0.03%
Malhame & Company Publishers & Importers Inc.	(#,^)	1111 Boston Post Rd, Rye, NY 10580	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/29/2027	69.8	69.8	67.4	0.02%
Greensboro Plastic Surgical Associates, PA	(#,^)	1221 County Rd 4371, Decatur, TX 76234	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2042	550.5	550.5	626.1	0.19%
Akal Express Inc. dba Truck Trailer Service Stop	(#,^)	63 Flushing Ave, Unit 101, Building 280, Brooklyn, NY 11205	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/28/2042	57.2	57.2	66.4	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Foxhop Fitness, LLC	(#,^)	839 Albany St., Boston, MA 02119	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	71.2	71.2	69.1	0.02%
Old Dominion Transportation Group, Inc.	(#,^)	760 W. Charter Way, Stockton, CA 95206	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2027	788.2	788.2	771.6	0.24%
Citibin, Inc.	(#,^)	2716 Henry St., Greensboro, NC 27405	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/27/2027	97.5	97.5	94.0	0.03%
WB Cleaners Inc. DBA $2.75 Cleaners	(#,^)	7447 Egan Dr, Ste 110 A, Savage, MN 55378	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2027	12.8	12.8	13.3	—%
Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	(#,^)	180 Orville Rd, Bohemia, NY 11780	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/27/2030	208.6	208.6	222.3	0.07%
Four Seasons Laser Center Inc.	(#,^)	15 Carl St., Johnston, RI 2919	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/26/2042	211.4	211.4	240.9	0.07%
Ains Holding Company, LLC	(#,^)	2901 I 40 West, Vega, TX 79092	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2027	867.1	867.1	848.4	0.26%
Northern Industries, LLC	(#,^)	4211 NW Federal Highway, Jensen Beach, FL 34957	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/23/2042	55.1	55.1	64.2	0.02%
Vella Construction Enterprises, Inc. dba Vella Construction	(#,^)	1308 Devils Reach Rd, Woodbridge, VA 22192	Construction of Buildings	Term Loan	Prime plus 2.75%	6/23/2027	17.5	17.5	16.9	0.01%
Rustic LLC	(#,^)	254 36th St., Unit 25, Brooklyn, NY 11232	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/23/2042	15.5	15.5	16.8	0.01%
Birches Group, LLC	(#,^)	211 East 25th St., Norfolk, VA 23504	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2027	39.0	39.0	37.6	0.01%
Scarlet Spartan Inc.dba FastSigns of Brighton	(#,^)	5101 University Park Way, Winston-Salem, NC 27106	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	22.0	22.0	21.8	0.01%
Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	(#,^)	122 West 26th St., New York, NY 10011	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/16/2042	381.1	381.1	426.5	0.13%
JAM Media Solutions, LLC	(#,^)	4720 NW 2nd Ave Unit D-104 and Unit D-105, Boca Raton, FL 33498	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/15/2027	25.3	25.3	24.4	0.01%
All Regional Recyclers of Wood LLC dba ARROW,Superior Carting,LLC dba	(#,^)	4779 State Rd AA, Tebbetts, MO 65080	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/15/2042	296.4	296.4	336.0	0.10%
Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	(#,^)	W 5585 Dehart Drive, Tomahawk, WI 54484	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2042	88.2	88.2	101.9	0.03%
Susan Hughes dba Aloha Junction B and B	(#,^)	318 28th Ave, San Mateo, CA 94403	Accommodation	Term Loan	Prime plus 2.75%	6/14/2042	59.5	59.5	69.4	0.02%
Hull's Kitchen, LLC and HK Too, LLC	(#,^)	228 East 45th St. 12th FL South, New York, NY 10017	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2042	91.7	91.7	106.9	0.03%
ESA 365 Corp and Lucathor Realty LLC	(#,^)	533 W. Grand River Ave, Brighton, MI 48116	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2042	21.5	21.5	24.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Yachting Solutions LLC	(#,^)	11535 Carmel Commons Blvd Ste 200, Charlotte, NC 28226	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2027	92.6	92.6	94.0	0.03%
Refoleen Inc dba Spice and Tea Exchange	(#,^)	4744 Tackawanna St., Philadelphia, PA 19124	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/8/2027	2.7	2.7	2.7	—%
Skydive California, LLC	(#,^)	104 Wooster St., Bethel, CT 06801	Educational Services	Term Loan	Prime plus 2.75%	6/2/2027	42.8	42.8	44.7	0.01%
SCW, LLC dba Arthur Murray Dance Studio	(#,^)	2420 Grand Ave, Baldwin, NY 11520	Educational Services	Term Loan	Prime plus 2.75%	6/2/2042	139.2	139.2	158.7	0.05%
Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder	(#,^)	577 Main Ave, Paterson, NJ 07055	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/1/2042	43.4	43.4	49.9	0.02%
Sage Oil LLC	(#,^)	19-4037 Olapalapa Rd, Volcano, HI 96785	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/31/2027	17.4	17.4	16.9	0.01%
Ricnet III, Inc. dba Edible Arrangements	(#,^)	19 Hull Shore Dr, Hull, MA 02045	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/31/2027	11.6	11.6	11.3	—%
Funtime, LLC and Universal Entertainment Group LLC	(#,^)	229 Commercial St., Rockport, ME 04856	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2027	51.0	51.0	49.7	0.02%
Haroon Baig,Inc.dba US1 Petrol	(#,^)	849 E Commerce St. Ste 121, San Antonio, TX 78205	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2042	251.3	251.3	293.1	0.09%
Chet Lemon Enterprises LLC dba All American Sports	(#,^)	2383 Old Dixwell Ave, Hamden, CT 06518	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/26/2042	754.5	754.5	879.8	0.27%
Eagle Wood Works LLC	(#,^)	25001 S Kasson Rd, Tracy, CA 95301	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	5/26/2027	9.3	9.3	9.3	—%
Hurricane Group, Inc.	(#,^)	246 East Belt Blvd, Richmond, VA 23224	Other Information Services	Term Loan	Prime plus 2.75%	5/26/2027	57.9	57.9	55.9	0.02%
Swantown Inn & Spa LLC	(#,^)	8913 Egyptian Ave, Las Vegas, NV 89143	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	121.0	121.0	140.7	0.04%
Jung Design Inc.	(#,^)	716 Foxcroft Ave, Martinsburg, WV 25401	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2027	6.9	6.9	6.7	—%
Locavore LLC dba Paloma Restaurant	(#,^)	13200 W. Foxfire Dr #144, Surprise, AZ 85387	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2027	38.6	38.6	38.1	0.01%
Abdul Naushad MD PC dba Advanced Pain Centers	(#,^)	1280-1290 Dixwell Ave, Hamden, CT 06514	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/25/2042	374.8	374.8	432.9	0.13%
Beyond Waves A Unique Salon LLC and Lori Ann Carlson	(#,^)	1544 Lane Park Cutoff, Tavares, FL 32778	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2027	11.6	11.6	11.2	—%
Innovim, LLC	(#,^)	312 West Fourth St., Carson City, NV 89703	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2027	249.4	249.4	240.6	0.07%
Prestige Construction of Florida, LLC	(#,^)	1448 Horsehead Rd, Lugoff, SC 29078	Construction of Buildings	Term Loan	Prime plus 2.75%	5/23/2042	320.3	320.3	360.5	0.11%
Tres K Deli,Grocery,Fruit and Meat Inc.	(#,^)	8641 Ashwood Dr, Capital Heights, MD 20743	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/19/2027	6.4	6.4	6.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	(#,^)	1431 11th Ave SE, Olympia, WI 98501	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/19/2042	554.5	554.5	634.9	0.19%
Hayden Trucking LLC	(#,^)	10857 Pine Bluff Drive, Fisher, IN 46037	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	107.7	107.7	112.0	0.03%
Mr. B's Bicycles & Mopeds, Inc.	(#,^)	2290 Foxon Rd Route 80, North Branford, CT 06471	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/18/2042	139.7	139.7	159.6	0.05%
Waterford Plumbing Co, Inc.	(#,^)	2865 James Blvd, Poplar Bluff, MO 63901	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2027	38.6	38.6	37.7	0.01%
Bay Car Wash LLC	(#,^)	401 S. Guadalupe St., Santa Fe, NM 87501	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2042	115.0	115.0	131.8	0.04%
Computech Computers Inc.	(#,^)	6401 Golden Triangle Drive Ste 200, Greenbelt, MD 20770	Educational Services	Term Loan	Prime plus 2.75%	5/17/2027	38.6	38.6	37.3	0.01%
Batter & Company,LLC dba Batter Co. Dessert Collection	(#,^)	2372 Walnut Ave, Livingston, CA 95334	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/16/2027	41.5	41.5	40.6	0.01%
5 Stars Learning Center Inc	(#,^)	1404 Yorktown St. Ste E, Deland, FL 34944	Social Assistance	Term Loan	Prime plus 2.75%	5/16/2042	58.8	58.8	67.2	0.02%
Arco Electrical Contractors Inc. dba Arco Construction Group	(#,^)	132 North Wellwood Ave, Lindenhurst, NY 11757	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/16/2027	273.7	273.7	274.6	0.08%
Sanderson Distribution Inc.	(#,^)	11540 Eagle Vista Drive, Fort Worth, TX 76179	Truck Transportation	Term Loan	Prime plus 2.75%	5/12/2027	8.1	8.1	7.8	—%
B G F Bobby Q's Inc	(#,^)	125 West Tremont Ave, Bronx, NY 10453	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2027	5.8	5.8	6.0	—%
Estelle Finkel Educational Associates,LLC	(#,^)	1870 S. 4th Ave, Yuma, AZ 85364	Educational Services	Term Loan	Prime plus 2.75%	5/11/2027	91.0	91.0	87.8	0.03%
Labmates,LLC	(#,^)	2425 W. Cuyler Ave, Chicago, IL 60618	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	5/10/2027	77.2	77.2	79.3	0.02%
NHS, LLC	(#,^)	952 South Commercial St. and West Magnolia, Aransas Pass, TX 78336	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2027	68.4	68.4	67.7	0.02%
NHS, LLC	(#,^)	40-24 76th St., Office #2B, Elmhurst, NY 11373	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2042	20.8	20.8	23.1	0.01%
Innovation Transport, LLC	(#,^)	1741 N.W. 33rd St., Pompano Beach, FL 33064	Truck Transportation	Term Loan	Prime plus 2.75%	5/9/2027	60.2	60.2	61.7	0.02%
Benchmark Building, Inc.	(#,^)	14 Paine Ave, Irvington, NJ 07111	Construction of Buildings	Term Loan	Prime plus 2.75%	5/5/2027	17.4	17.4	16.8	0.01%
Cable Management LLC	(#,^)	22-24 South Seventh St., Elizabeth, NJ 07202	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/3/2027	44.3	44.3	45.0	0.01%
Fine Arts Center of Easley, Inc. dba Midtown Music	(#,^)	100 Daniel Drive, Alamo, CA 94507	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/2/2042	113.5	113.5	132.4	0.04%
Love and Glory Learning Center, Inc.	(#,^)	447 N. Main St., Freeport, NY 11520	Social Assistance	Term Loan	Prime plus 2.75%	4/28/2042	74.1	74.1	84.3	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Sneads Ferry Foods, Inc. dba DQ Grill & Chill	(#,^)	125 West Mount Pleasant Ave, Livingston, NJ 07039	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	611.4	611.4	693.2	0.21%
JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	(#,^)	141 Watertown Rd, Thomaston, CT 06787	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	210.8	210.8	245.8	0.08%
Asheville's Fun Depot, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2027	67.0	67.0	69.9	0.02%
Resident Research, LLC	(#,^)	1 International Blvd, Mahwah, NJ 07495	Other Information Services	Term Loan	Prime plus 2.75%	4/24/2027	67.4	67.4	65.1	0.02%
Getting Even LLC dba The Zoo Health Club	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/21/2027	5.7	5.7	5.7	—%
Ralph's Hair Salon, Inc.	(#,^)	1439 Stargazer Terrace, Sanford, FL 32771	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/21/2042	47.5	47.5	54.6	0.02%
Condron Brothers LLC DBA Luv 2 Play	(#,^)	290 Pratt St., Meriden, CT 06450	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/19/2027	91.5	91.5	90.9	0.03%
Butternuts Beer and Ale LLC	(#,^)	117 S. Pendleton St., Easley, SC 29640	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/12/2027	56.4	56.4	58.9	0.02%
The Altitude Group, LLC and Core Home Security, LLC	(#,^)	4911 N. 42nd St., Tampa, FL 33610	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	33.3	33.3	32.2	0.01%
Bear Trail Lodge LLC	(#,^)	393 Charles St., Providence, RI 2904	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	525.7	525.7	611.5	0.19%
Golden Hen Inc. dba Cafe	(#,^)	920 Highway 210, Sneads Ferry, NC 28460	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	49.2	49.2	47.8	0.01%
Landmark Ventures USA, Inc.	(#,^)	7 Roberts Rd, Asheville, NC 28803	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	142.4	142.4	137.4	0.04%
Applied Integrated Technologies, Inc.	(#,^)	4400 Morris Park Drive Ste M, Charlotte, NC 28277	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2027	95.0	95.0	91.6	0.03%
Citizens Lanes, LLC	(#,^)	377 South Willow St., Ste B 2-1, Manchester, NH 3103	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/31/2042	602.2	602.2	562.2	0.17%
Sea Smoke Barbeque, Corp and Danwen LLC	(#,^)	175 NW 14th St., Homestead, FL 33030	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	225.0	225.0	257.6	0.08%
KWG Industries LLC dba Peterson & Marsh Metal Industries	(#,^)	4790 La Sierra Ave, Riverside, CA 92505	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2027	22.8	22.8	23.8	0.01%
Schafer Fisheries Inc.	(#,^)	4021 Highway 51, Garrattsville, NY 13342	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	235.4	235.4	274.5	0.08%
H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	(#,^)	475 Park Ave South 25th Floor, New York, NY 10016	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	81.6	81.6	80.9	0.02%
Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham	(#,^)	468 W. Cheltenham Ave, Philadelphia, PA 19126	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	1,005.0	1,005.0	1,171.1	0.36%
Discount Price, LLC dba Robert's Market	(#,^)	7120 Samuel Morse Drive #150, Columbia, MD 21046	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	196.2	196.2	225.7	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Douglas K. Soderblom . dba Loma Linda Optometry	(#,^)	Mile 1 Bear Trail Rd, King Salmon, AK 99613	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	75.9	75.9	75.3	0.02%
New England Country Day School, Inc. and Thomas D. Walker	(#,^)	5100 Goodson Connector Rd, Union City, GA 30291	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	358.8	358.8	410.0	0.13%
American Pharmaceutical Innovation Company, LLC	(#,^)	949 Clint Moore Rd, Unit 949A, Boca Raton, FL 33487	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	5.4	5.4	5.2	—%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC dba Econo	(#,^)	21985 Waller Rd, Fulton, IL 61252	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	390.3	390.3	455.1	0.14%
Heil & Hornik LLC dba Elysium Tennis	(#,^)	330 Roycefield Rd Unit B, Hillsborough, NJ 08844	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	882.3	882.3	1,006.8	0.31%
JBK Truck Trailer and Bus Inc.	(#,^)	20 Island Farm Rd, Oak Bluffs, MA 2557	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	84.4	84.4	96.1	0.03%
Denton Bio Fuels LLC and American Bio Source LLC	(#,^)	1221 Kentucky Mills Drive, Louisville, KY 40299	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	45.2	45.2	45.0	0.01%
Color Graphic Press, Inc.	(#,^)	5455 N 51st St., # 30, Glendale, AZ 85301	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2027	91.1	91.1	94.9	0.03%
Executive Fitness & Nutrition Inc.	(#,^)	2 Hill Rd, Franklin, NH 3235	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	15.3	15.3	15.9	—%
Baton Rouge Cargo Services Inc. and 6507 Westport, LLC	(#,^)	25815 Barton Rdad, Unit C104, Loma Linda, CA 92354	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	611.9	611.9	706.3	0.22%
Vehicle Safety Supply LLC	(#,^)	1425 Centre Circle, Downers Grove, IL 60515	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/21/2027	17.1	17.1	16.4	0.01%
J Sivilis LLC dba Pet Wants	(#,^)	27 Kenosia Ave, Danbury, CT 06810	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/17/2027	3.6	3.6	3.6	—%
The Purple Cow House of Pancake Inc	(#,^)	7637 C. Commerce Place, Plain City, OH 43064	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	152.7	152.7	177.8	0.05%
Reservoir International LLC	(#,^)	421 S. Oak St., Pecos, TX 79772	Educational Services	Term Loan	Prime plus 2.75%	3/16/2027	65.2	65.2	66.2	0.02%
Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc. T.C. of	(#,^)	4501 NW 2nd Ave, Miami, FL 33127	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	223.1	223.1	232.4	0.07%
1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa M	(#,^)	624 W. University Dr. Ste 359, TX, TX 76201	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	502.2	502.2	483.4	0.15%
Dwayne Bernard Tate	(#,^)	42 Main St., Nyack, NY 10960	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	8.0	8.0	8.0	—%
Elegant Occasions, LLC dba E Productions	(#,^)	8669 South State Rd 67, Camby, IN 46113	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	558.4	558.4	637.7	0.19%
E & P Holdings 1 LLC and Evans & Paul Unlimited Corp. and Evans & P	(#,^)	8610 Roosevelt Ave Ste 2, Jackson Heights, NY 11372	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/9/2027	94.8	94.8	92.5	0.03%
Anthony LLC dba Star of Woodward Market	(#,^)	6507 Westport Ave, Shreveport, LA 71129	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	109.6	109.6	127.6	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Allegro Assisted Living Of Texas	(#,^)	707 Femimore Rd, Mamaroneck, NY 10543	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/6/2027	72.9	72.9	76.0	0.02%
Podium Auto Sales Inc and RRS Property, LLC	(#,^)	3883 Catalina Dr, Cocoa, FL 32926	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	86.3	86.3	98.3	0.03%
SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	(#,^)	502 Parks McMillan Drive, Raeford, NC 28376	Truck Transportation	Term Loan	Prime plus 2.75%	2/28/2027	174.7	174.7	168.2	0.05%
Getting Even LLC dba The Zoo Health Club	(#,^)	6 & 10 Skowhegan Rd, Fairfield, ME 04937	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	72.4	72.4	71.4	0.02%
Weeping Willow Kennels, Inc and Aileen N Black	(#,^)	5880 US Hwy6, Portage, IN 46368	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	133.0	133.0	152.9	0.05%
Total Document Solutions Inc and,TDS Services, LLC	(#,^)	6510 North Broadway, Saint Louis, MO 63147	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/27/2030	259.5	259.5	265.0	0.08%
Teracore Inc.	(#,^)	1238 Woodcliff Court SW, Lilburn, GA 30047	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	123.1	123.1	118.5	0.04%
McNally Enterprises Inc.	(#,^)	3650 Coral Ridge Drive Units 103-104, Coral Springs, FL 33065	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/27/2027	48.4	48.4	47.7	0.01%
TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	(#,^)	140 Dupont St., Plainview, NY 11803	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	56.5	56.5	58.3	0.02%
B & J Bicycle Shop Inc.	(#,^)	5730 Woodward Ave, Detroit, MI 48202	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	4.7	4.7	4.9	—%
3W Enterprises LLC	(#,^)	3400 Remington Drive, Plano, TX 75023	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	61.6	61.6	71.3	0.02%
Ameritube, LLC and Ravone Properties, LLC	(#,^)	246 S. Dixie Highway, Pompano Beach, FL 33060	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	175.1	175.1	203.8	0.06%
Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC	(#,^)	377 South Willow St. Unit B2-1, Manchester, NH 3103	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	235.1	235.1	271.4	0.08%
Marvic Enterprises Inc dba Jordan's Liquor	(#,^)	1001 E. Cooley Drive Ste 102, Colton, CA 92324	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	208.1	208.1	239.5	0.07%
Sushiya Inc.	(#,^)	6041 Hammond School Rd, Salisbury, MD 21804	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2027	14.1	14.1	13.9	—%
Maximo Canot dba Wash and Dry Laundrymat	(#,^)	3300 Holcomb Bridge Rd, Ste 226, Norcross, GA 30092	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	130.8	130.8	151.2	0.05%
Harrison Logging Company LLC	(#,^)	1010 N. Grove St., Anaheim, CA 92806	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	79.9	79.9	79.5	0.02%
8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	(#,^)	2515 North Shiloh Drive, Fayetteville, AR 72704	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	311.2	311.2	352.2	0.11%
DBMS Consulting, Inc.	(#,^)	2727 Industrial Pkwy, Elkhart, IN 46516	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	175.7	175.7	198.9	0.06%
Chidlren's House Learning, Inc and Tarps Investment Group	(#,^)	2235 S. Power Rd Ste 118, Mesa, AZ 85209	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2042	304.6	304.6	347.7	0.11%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Brandco, LLC	(#,^)	1620 E. Sample Rd, Pompano Beach, FL 33064	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/31/2027	32.6	32.6	31.4	0.01%
Fave Realty Inc.	(#,^)	1000 North State. Highway 77, Hillsboro, TX 76645	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	51.7	51.7	59.3	0.02%
SRC Publishing LLC	(#,^)	2808 Court St., Port Allen, LA 70767	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	16.8	16.8	16.1	—%
Fox Valley Rentals & Investments LLC and Brian M Tomaszewski	(#,^)	199 Taunton Ave, East Providence, RI 2914	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/20/2042	40.3	40.3	45.9	0.01%
Jolibe LLC and Jolibe Atelier LLC	(#,^)	72 S. Main St, Hanover, NH 3755	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	7.8	7.8	7.7	—%
Eickmann Management Group LLC dba Jimmy Johns of Dundee	(#,^)	34 Morningside Ave, Yonkers, NY 10703	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	74.2	74.2	77.3	0.02%
Fullbro Trust dba Menemsha Blues	(#,^)	255 Ray Crain Rd, Indian Mound, TN 37079	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	16.8	16.8	17.5	0.01%
Echelon Enterprises, Inc	(#,^)	174-176 Mountain Ave, Springfield, NJ 07081	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/10/2027	36.4	36.4	37.9	0.01%
Jacliff Investments Inc. dba International health Technologies	(#,^)	164 West 83rd St. Units CF1 and CF2, New York, NY 10024	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/23/2026	92.1	92.1	92.9	0.03%
Metropolitan Solutions Group Inc.	(#,^)	2151 Consulate Drive Ste 21, Orlando, FL 32837	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	260.1	260.1	300.8	0.09%
Means Enterprises LLC dba FastFrame Frisco	(#,^)	720 Wilbraham Rd, Springfield, MA 01109	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	16.6	16.6	16.8	0.01%
Elita 7, LLC	(#,^)	1875 Grand Ave, Baldwin, NY 11510	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	674.0	674.0	789.4	0.24%
New Chicago Wholesale Bakery, Inc.	(#,^)	8690 Waterford Bend St., Las Vegas, NV 89123	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	427.8	427.8	497.6	0.15%
Techni-Pro Institute LLC	(#,^)	2906 E. Newberry St., Appleton, WI 54915	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	139.6	139.6	141.9	0.04%
Sempco, Inc.	(#,^)	357 w 36th #401, New York, NY 10018	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	39.7	39.7	46.8	0.01%
Soon Im. Chin dba Stan C-Store	(#,^)	568 Techumseh St., Dundee, MI 48131	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	201.0	201.0	236.2	0.07%
Trison Enterprises Inc.dba Lee's Automotive	(#,^)	2 Basin Rd, Chilmark, MA 02535	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	385.5	385.5	450.6	0.14%
AGG Management Team LLC dba Chevron	(#,^)	16701 E. Iliff Ave, Aurora, CO 80013	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	271.1	271.1	319.3	0.10%
HMG Strategy, LLC	(#,^)	8624 Rogers Ave, Fort Smith, AR 72903	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	34.9	34.9	35.2	0.01%
Roast Beef Levittown LLC dba Arby's	(#,^)	2355 South 1070 West, Salt Lake City, UT 84119	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	156.1	156.1	163.5	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Wayfarer Bicycle LLC	(#,^)	1420 Chestnut St., Portsmouth, VA 23704	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	87.5	87.5	101.5	0.03%
Success Advertising Inc. dba Success Communivstion Gr	(#,^)	4112-4150 Legacy Drive/5729 Leabanon Rd Unit 412, Frisco, TX 75034	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	441.3	441.3	518.7	0.16%
Mack Team Enterprises Inc.dba The UPS Store #6815	(#,^)	4014 E Stan Schlueter Loop, Killeen, TX 76542	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	15.0	15.0	15.4	—%
eCommerce Direct, LLC	(#,^)	51 -55 Lake St. Unit #2-6, Nashua, NH 3060	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	571.3	571.3	583.0	0.18%
Recycling Revolution,LLC	(#,^)	16 Marble St., Worcester, MA 01603	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	87.0	87.0	101.3	0.03%
Imagine By Carleen Inc.	(#,^)	414 NW 35th St., Boca Raton, FL 33431	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	49.7	49.7	58.0	0.02%
New Life Hospital LLC	(#,^)	795 Touhy Ave, Elk Grove Village, IL 60007	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,152.1	1,152.1	1,356.7	0.41%
Hanson's Greeks LLC	(#,^)	191 Post Rd West, Westport, CT 06880	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	8.3	8.3	8.6	—%
Yachting Solutions LLC	(#,^)	13281 Aurora Ave N, Seattle, WA 98311	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/7/2029	58.6	58.6	62.1	0.02%
Lilo Holdings LLC	(#,^)	2615 S Dixie Highway, West Palm Beach, FL 33401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/5/2026	11.7	11.7	12.0	—%
Noso Development LLC	(#,^)	118-120 Ocean Ave, New London, CT 06320	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	55.3	55.3	55.7	0.02%
Studio Find It Georgia, Inc.	(#,^)	26 Eastmans Rd, Parsippany, NJ 07054	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	5.5	5.5	5.5	—%
Imaginarium Foods LLC,	(#,^)	2080 Hempstead Turnpike, East Meadow, NY 11554	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	353.5	353.5	414.3	0.13%
RD Management, LLC	(#,^)	38200 Ave of the States, Fort Gordon, GA 30905	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	156.0	156.0	157.8	0.05%
Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence,LLC	(#,^)	4190 Collins Rd, Unadilla, GA 31091	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	63.6	63.6	74.9	0.02%
Quick Ship, LLC	(#,^)	3440 Gannett Ave, Des Moines, IA 50321	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	7.7	7.7	7.7	—%
Access Staffing, LLC	(#,^)	17400 Red Oak Drive, Houston, TX 77090	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	898.7	898.7	906.2	0.28%
Usman Jalil, LLC dba Food Mart	(#,^)	1404 Del Prado Blvd Units 100 & 105, Cape Coral, FL 33990	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	220.3	220.3	255.2	0.08%
WPN Recycling Company LLC	(#,^)	8132 N. 87th Place, Ste A, Scottsdale, AZ 85258	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	16.4	16.4	17.2	0.01%
CRK Mens, LLC dba Spiff for Men	(#,^)	229 Commercial St., Rockport, ME 04856	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	75.6	75.6	76.6	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn -#281901	(#,^)	1000 Roosevelt Ave., Cartaret, NJ 07008	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	43.8	43.8	44.3	0.01%
Bouquet Restaurant LLC	(#,^)	4 Walker Way, Albany, NY 12205	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	91.6	91.6	107.8	0.03%
JBK Truck Trailer and Bus Inc.	(#,^)	714 Greenville Blvd, Ste 0043, Greenville, NC 27858	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	392.2	392.2	457.6	0.14%
Broms Asset Management LLC	(#,^)	1415 Constitution Rd SE, Atlanta, GA 30316	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	90.8	90.8	91.6	0.03%
6E Technologies LLC	(#,^)	751 N. Cable Rd, Lima, OH 45805	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	114.1	114.1	117.8	0.04%
Skaggs RV Outlet LLC	(#,^)	448 W. 19th St, Houston, TX 77008	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	73.0	73.0	76.4	0.02%
Catherine Christine Morin dba Purr-Fect Pets	(#,^)	1 Pebble Wood Lane, Palm Coast, FL 32164	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	13.7	13.7	13.8	—%
Stratmar Systems Inc dba Stratmar Retail Services	(#,^)	2302 N. Kings Hwy, Myrtle Beach, SC 29572	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	50.0	50.0	52.3	0.02%
Hoosier Health Plus, LLC	(#,^)	360 Lexington Ave 8th Floor, New York, NY 10017	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	69.1	69.1	72.3	0.02%
Panther Ironworks and Rigging Solutions LLC	(#,^)	147 N Washington St., Plainville, CT 06062	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	115.3	115.3	118.6	0.04%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(#,^)	400 East 52nd St. Apt. 14F, New York, NY 10022	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2041	438.5	438.5	513.5	0.16%
Hackensack Steel Corporation and Luzerne Ironworks Inc	(#,^)	750 Third Ave, New York, NY 10017	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	181.9	181.9	190.5	0.06%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(#,^)	1835 Auburn Way N Ste B, Auburn, WA 98002	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2026	163.4	163.4	170.8	0.05%
MIK LLC dba Firehouse Subs	(#,^)	5101 Andard Ave, Baltimore, MD 21226	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	162.6	162.6	164.5	0.05%
Big Apple Entertainment Partners LLC	(#,^)	519 Main St., Covington, KY 41011	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/9/2026	127.7	127.7	128.7	0.04%
Dyer Properties, LLC and Bayview Pharmacy, Inc.	(#,^)	8669 S. State Rd 67, Camby, IN 46113	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	226.8	226.8	263.8	0.08%
Fine Line Interiors, Inc.	(#,^)	11001 West 120th Ave, Ste 400, Broomfield, CO 80020	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	61.4	61.4	72.3	0.02%
131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	(#,^)	215 East 79th St. Apt 9E, New York, NY 10075	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	115.5	115.5	135.5	0.04%
Veracruz Shabo, LLC(EPC) Waterfalls Quick Lube LLC (OC)	(#,^)	301 Commerce Drive, Elizabethtown, KY 42701	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	111.9	111.9	131.2	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Glocecol LLC	(#,^)	1915 North Austin Ave, Georgetown, TX 78626	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	54.7	54.7	57.3	0.02%
Bloomquist Communications Inc.	(#,^)	109 Willett Ave, Port Chester, NY 10573	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	43.3	43.3	43.7	0.01%
Moolchan Enterprises LLC dba Staying Green	(#,^)	520 East 8th St., Anderson, IN 46012	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	7.9	7.9	8.3	—%
Woodstock Enterprises Corp dba True Scent Candle Co	(#,^)	640 Dubois St., Dubois, PA 15801	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	83.5	83.5	96.9	0.03%
Elite Structures Inc	(#,^)	1028 Washburn Switch Rd, Shelby, NC 28150	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	184.0	184.0	196.7	0.06%
Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	(#,^)	640 Dubois St., Du Bois, PA 15801	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	306.8	306.8	321.4	0.10%
Worldwide Estate, Inc. dba Washington Heights Manor	(#,^)	300 Sly St., Swoyersville, PA 18709	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	211.2	211.2	248.7	0.08%
Gold Wind Logistics LLC	(#,^)	17250 Royalton Rd, Strongsville, OH 44136	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	164.7	164.7	193.9	0.06%
Speaker City, Inc. dba Rollin Thunder	(#,^)	1221 Brickell Ave, Ste 2660, Miami, FL 33131	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	117.7	117.7	137.8	0.04%
Maine Service Corp	(#,^)	3844 Post Rd, Warwick, RI 2886	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	118.4	118.4	123.4	0.04%
Justin Partlow	(#,^)	2530 SW 30th Ave, Hallandale Beach, FL 33009	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	14.1	14.1	14.2	—%
Reliable Recovery Services LLC	(#,^)	13215 Miles Ave, Cleveland, OH 44105	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	81.2	81.2	83.4	0.03%
Ailky Corporation	(#,^)	1325 Broad St., Central Falls, RI 2863	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	171.1	171.1	173.9	0.05%
Wyspen Corporation dba Charlestown Ace	(#,^)	10302 NW South River Drive, Bay #18, Miami, FL 33178	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	26.0	26.0	26.2	0.01%
JJA Transportation Management Inc.	(#,^)	5370 State Rd 84 Bay 3, Davie, FL 33314	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	37.4	37.4	37.7	0.01%
Adelwerth Bus Corp.	(#,^)	131 East Trinity Place, Decatur, GA 30030	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2041	227.5	227.5	264.9	0.08%
Seaway LLC and Reklaw LLC dba Allure Lounge	(#,^)	191 2nd Ave, Warwick, RI 2888	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	129.0	129.0	152.0	0.05%
Adelwerth Bus Corporation, Transportation Leasing Corp. and dba Transp	(#,^)	401 Old Quitman Rd, Abel, GA 31620	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2029	524.3	524.3	559.0	0.17%
Beadon Inc	(#,^)	200 North Branford Rd, Branford, CT 06405	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	16.0	16.0	16.8	0.01%
CNC Precision Machine, Inc.	(#,^)	10620 W. Greenwood Terrace, Milwaukee, WI 53224	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,200.1	1,200.1	1,399.4	0.43%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Kyle M Walker DDS, PC	(#,^)	2830 Beech Daly Rd, Inkster, MI 48141	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	163.8	163.8	166.2	0.05%
Reynolds Fence & Guardrail Inc.	(#,^)	246 East Belt Blvd, Richmond, VA 23224	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	448.8	448.8	466.2	0.14%
Luv 2 Play Nor Cal, LLC dba Luv 2 Play	(#,^)	59-22 55th St., Maspeth, NY 11378	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	37.4	37.4	38.2	0.01%
Sarah S Olelewe MD Inc	(#,^)	100 Independence Place, Ste 414, Tyler, TX 75703	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2041	274.4	274.4	320.3	0.10%
TPFC,LLC dbaThe Picture Frame Company	(#,^)	2401 West Mcdowell Rd, Phoenix, AZ 85009	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	55.1	55.1	64.4	0.02%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	(#,^)	5 Austin St., Charlestown, MA 02129	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	6.4	6.4	6.7	—%
PeopleBest Inc.	(#,^)	352 Beford St., Lakeville, MA 02347	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	10.7	10.7	10.8	—%
Cuppiecakes LLC	(#,^)	423 Montauk Highway, Eastport, NY 11941	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	21.1	21.1	24.6	0.01%
Wrecking Crew Media LLC	(#,^)	423 Montauk Highway, Eastport, NY 11941	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	35.6	35.6	35.9	0.01%
Consulting Solutions Inc. and Mark Luciani	(#,^)	15 Church St., Upland, PA 19015	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2026	16.7	16.7	17.3	0.01%
Benoit's Towing and Recovery LLC	(#,^)	415 -417 Halsey Drive, Newark, NJ 07102	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	6.0	6.0	6.1	—%
Atlantic Alarm Systems and Services LLC	(#,^)	2601 Old Ocean City Rd, Salisbury, MD 21804	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/14/2026	11.0	11.0	11.2	—%
Metropet Dog Center, Inc	(#,^)	1402 West Park Ave, Orange, TX 77630	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	102.5	102.5	119.8	0.04%
Marquis Cattle Company	(#,^)	9320 Machado Drive, Indian Trail, NC 28079	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/13/2026	36.0	36.0	37.6	0.01%
SRA Mechanicial Inc	(#,^)	82 Clarksville Rd, Folsom, CA 95630	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/6/2041	40.6	40.6	47.8	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC dba Critter C	(#,^)	11704 &11712 Hawthorne Blvd, Hawthorne, CA 90250	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	96.3	96.3	97.6	0.03%
Raem Corporation dba Dryclean Express	(#,^)	5957 Glenway Ave, Cincinnati, OH 45238	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	67.9	67.9	79.8	0.02%
Warren Dale Warrington dba Custom Paint and Body	(#,^)	24201 North Highway 1, Fort Bragg, CA 95437	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	94.8	94.8	111.0	0.03%
Albert Basse Associates Inc	(#,^)	19442 Mesa Drive, Villa Park, CA 92861	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	43.6	43.6	45.5	0.01%
Rosmel Pools Inc	(#,^)	313 S Main St., McGregor, TX 76557	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	15.9	15.9	16.1	—%
Avery Management Inc. dba Whetstone Upholstery	(#,^)	229 Commercial Ave, Pittsburgh, PA 15212	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	7.2	7.2	7.2	—%
TR Companies LLC dba Liberty Rental 4 U	(#,^)	301 Tabor Rd, Swanton, VT 05488	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	35.0	35.0	35.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Tabadesa Associates Inc.	(#,^)	3000 N Federal Hwy 1-1A, Fort Lauderdale, FL 33306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/25/2026	15.9	15.9	16.0	—%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(#,^)	165 Amboy Rd, Building G, Ste 703, Morganville, NJ 07734	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	492.0	492.0	578.4	0.18%
Luv 2 Play Temecula, LLC	(#,^)	805 US Hwy 87, Belt, MT 59412	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	42.3	42.3	42.6	0.01%
2 Cool Beans LLC dba Menchies's Frozen Yogurt	(#,^)	2057 West Shore Rd, Warwick, RI 02889	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	58.2	58.2	58.5	0.02%
Grayson O Company	(#,^)	1186 Ocean Ave, Bayshore, NY 11706	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	585.5	585.5	688.3	0.21%
Paul Belanger dba Paul Belanger Landscaping	(#,^)	1362-1366 W. Carrier Pkwy, Grand Prairie, TX 75050	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	10.6	10.6	10.6	—%
The Hungry Rhino LLC	(#,^)	557 West Whitney Rd, Fairport, NY 14450	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	71.3	71.3	83.1	0.03%
Little Tree Huggers Child Care LLC	(#,^)	705 S Market Ave, Fort Pierce, FL 34982	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	130.9	130.9	153.9	0.05%
303 Tower Drive LLC	(#,^)	175 Campanelli Pkwy, Stoughton, MA 02072	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	374.2	374.2	438.6	0.13%
USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	9300 NW 25th St. Ste 103, Miami, FL 33172	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	15.7	15.7	15.9	—%
Big Apple Entertainment Partners LLC dba Ripley's Believe It or Not	(#,^)	1122 N Bloulevard, Richmond, VA 23230	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/28/2026	209.3	209.3	210.5	0.06%
676 Club LP dba The Green Door Tavern/The Drifter	(#,^)	419 W 49th St. Ste 111, Hialeah, FL 33012	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	626.5	626.5	735.6	0.22%
Intrepid Trinity LLC	(#,^)	410 N Church Rd, Liberty, MO 64068	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	58.4	58.4	68.3	0.02%
Apple Tree NC Inc dba Williams Farm & Garden Center	(#,^)	726-740 South Fleming St., Sebastian, FL 32958	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	321.7	321.7	373.8	0.11%
EPEC Juice LLC dba Jamba Juice	(#,^)	26469 Ynez Rd, Temecula, CA 92591	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	58.2	58.2	58.6	0.02%
Pinco Pizza LLC dba Jet's Pizza	(#,^)	11331 Thienes Ave, South El Monte, CA 91733	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	51.2	51.2	53.5	0.02%
JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	(#,^)	6509 Newell Ave, Kannapolis, NC 28082	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	87.2	87.2	87.7	0.03%
The Grasso Companies, LLC and Grasso Pavement Maintenance, LLC	(#,^)	2595 Military Ave, Los Angeles, CA 90064	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	7/26/2026	63.0	63.0	64.7	0.02%
Robert G Larson State Farm Insurance	(#,^)	47 South Main St., Windsor Locks, CT 06096	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	15.7	15.7	15.8	—%
My Sainath Inc dba Motel 6	(#,^)	2290 NW 21st Terrace, Miami, FL 33142	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	285.5	285.5	334.7	0.10%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Sho	(#,^)	38620 9 Mile Rd, Farmington Hills, MI 48335	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	11.0	11.0	11.0	—%
Franklin Firm LLC dba Luv 2 Play	(#,^)	303 Tower Drive, Ste A, Middletown, NY 10941	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	150.5	150.5	175.8	0.05%
RM Hawkins LLC dba Pure Water Tech West	(#,^)	676 and 678 North Orleans ST, Chicago, IL 60654	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	34.6	34.6	36.1	0.01%
Nevey's LLC dba Stark Food III	(#,^)	1221 Brickell Ave, Ste 2660, Miami, FL 33131	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	275.3	275.3	323.0	0.10%
VMA Technologies LLC	(#,^)	680 Douglas Ave, Providence, RI 02908	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	15.4	15.4	15.5	—%
Corning Lumber Company Inc and Frank R Close and Son Inc dba Close Pai	(#,^)	1309 Old Cherry Point Rd, New Bern, NC 28560	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	154.1	154.1	165.4	0.05%
Desert Tacos LLC	(#,^)	810 Ninth St., Ste 128, Durham, NC 27705	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	69.9	69.9	72.4	0.02%
Martin Inventory Management LLC	(#,^)	10845 N. Tatum Blvd Ste A 100, Phoenix, AZ 85028	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	17.0	17.0	17.8	0.01%
P L H Pharmaco Inc dba Farmacia San Jose	(#,^)	1 West Main St., Patchogue, NY 11772	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	115.7	115.7	120.9	0.04%
WGI, LLC dba Williams Grant Inn	(#,^)	485 Pepper St., Norwalk, CT 06468	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	114.5	114.5	133.9	0.04%
KWG Industries, LLC dba Peterson & Marsh Metal Industries	(#,^)	1008 E Crest Drive, Waco, TX 76705	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	283.8	283.8	332.2	0.10%
O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	(#,^)	7922 Jamaica Ave, Woodhaven, NY 11421	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	96.5	96.5	97.7	0.03%
E & P Holdings 1 LLC and Evans & Paul LLC	(#,^)	1502 Highway 157, Mansfield, TX 76063	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	92.9	92.9	94.2	0.03%
JumboMarkets Inc dba Rines Jumbomarkets	(#,^)	1310 East Stan Schleuter Loop, Killeen, TX 76542	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	34.5	34.5	34.6	0.01%
Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	(#,^)	5140 Topaz Drive, Colorado Springs, CO 80918	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	94.5	94.5	110.9	0.03%
Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	(#,^)	304 1/2 Main St., Edgefield, SC 29824	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	465.0	465.0	538.3	0.16%
Visual Advantage LLC dba Signs Now Perryberg	(#,^)	6315 W. Fond Du Lac Ave, Milwaukee, WI 53218	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	85.2	85.2	99.0	0.03%
Long Island Comedy LLC dba Governors and New York Comedy, LLC	(#,^)	245 East Bell Rd Ste A-2, Phoenix, AZ 85022	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	175.0	175.0	203.9	0.06%
Bagelicious, LLC	(#,^)	120 South Serenata Drive Unit 332, Ponte Vedra Beach, FL 32082	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	37.6	37.6	37.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle Tr	(#,^)	1314 Sixth St., Orland, CA 95963	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	369.3	369.3	370.7	0.11%
NKJ Lusby Donuts LLC	(#,^)	149 48th St., Union City, NJ 07087	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	15.5	15.5	15.6	—%
Jai-Alexia Consulting, Inc.	(#,^)	626 Delsea Drive N, Glassboro, NJ 08028	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	8.1	8.1	8.2	—%
Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	(#,^)	154 High St., Bristol, RI 02809	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	477.5	477.5	525.1	0.16%
Luv 2 Play AZ LLC	(#,^)	330 Roycefield Rd, Unit B, Hillsborough, NJ 08844	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	42.9	42.9	44.8	0.01%
Refoleen Inc dba Spice and Tea Exchange	(#,^)	140 Dupont St, Plainview, NY 11803	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	59.6	59.6	59.8	0.02%
ScimTech Industries Inc dba Archer Aerospace	(#,^)	98 Jewell St., San Rafael, CA 94901	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/6/2026	8.3	8.3	8.3	—%
Larry H. Patterson and Rainbow Movers, Inc	(#,^)	15500 SW Trail Drive, Indiantown, FL 34956	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	15.5	15.5	15.6	—%
Solvit Inc and Solvit North Inc	(#,^)	1431 11th Ave SE, Olympia, WA 98501	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	170.7	170.7	173.9	0.05%
AP5 LLC dba Krauser's Food Store	(#,^)	27 Main St., Monroe, CT 06468	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	180.7	180.7	212.1	0.06%
ATI Jet Inc	(#,^)	90 A Division Ave, Levittown, NY 11756	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	404.9	404.9	411.4	0.13%
Premier Athletic Center of Ohio, Inc	(#,^)	23248 Dunbridge Rd, Perrysburg, OH 43443	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	59.7	59.7	62.2	0.02%
Angelo Faia dba AVF Construction	(#,^)	945 S Main St, Cheshire, CT 06410	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	92.6	92.6	107.8	0.03%
Jack Frost Firewood Inc. and David Dubinsky	(#,^)	377 Boston Post Rd, Milford, CT 06460	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	192.1	192.1	223.3	0.07%
Mersada Holdings LLC	(#,^)	222 E Wapato Way, Manson, WA 98831	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2026	230.1	230.1	239.9	0.07%
Southwest Division Inc	(#,^)	174 Village Center Drive, Lusby, MD 20657	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	5.6	5.6	5.7	—%
Groth Lumber Co. Inc. dba True Value	(#,^)	1137 West St., Southington, CT 06489	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	15.3	15.3	16.0	—%
International Kitchen Supply LLC	(#,^)	14660 Paddock Drive, Wellington, FL 33414	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	127.3	127.3	129.9	0.04%
Island Life Graphics Inc dba FASTSIGNS #576	(#,^)	849 East Commerce St., Ste 121, San Antonio, TX 78205	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	15.3	15.3	15.5	—%
Powerspec Inc	(#,^)	15495 Bell Rd, Surprise, AZ 85374	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	59.2	59.2	59.4	0.02%
Horseshoe Barbecue, LLC	(#,^)	2325 Hollers Ave, Bronx, NY 10475	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	7.6	7.6	8.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Pro Auto Repair LLC	(#,^)	1021 Linden Ave, Chester Springs, PA 19425	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	5.0	5.0	5.2	—%
National Air Cargo Holdings Inc	(#,^)	65 Farmington Valley Drive, Plainville, CT 06062	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	508.6	508.6	530.2	0.16%
Elderfriend Inc dba Granny Nannies dba GN Live Scan	(#,^)	5 Pond Point Rd, Milford, CT 06460	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	8.7	8.7	8.7	—%
Dedicated Incorporated	(#,^)	7007 Boeing Drive, El Paso, TX 79925	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	43.3	43.3	50.5	0.02%
J&A Laundromat Inc.	(#,^)	55 Arbour Lane, Sewell, NJ 08080	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	46.0	46.0	46.6	0.01%
HBA LLC dba Palmetto Twist-Vista	(#,^)	8957 Kingsridge Drive, Centerville, OH 45459	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	13.2	13.2	13.4	—%
Studio Find It Georgia Inc	(#,^)	7320 Governors Hill Lane, Charlotte, NC 28211	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/13/2026	15.3	15.3	15.5	—%
FJN Catering Inc	(#,^)	2103 NE 3rd Terrace, Cape Coral, FL 33909	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	244.2	244.2	286.6	0.09%
Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	(#,^)	3168 Holland Rd, Virginia Beach, VA 23453	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	123.4	123.4	143.6	0.04%
Sabir Inc. dba Bear Diner	(#,^)	3466 North Hwy 11, West Union, SC 29696	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	115.1	115.1	134.7	0.04%
Gator D'Lites LLC dba D'Lites Emporium	(#,^)	6747 Pacific Ave, Wright, MN 55798	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/5/2026	15.3	15.3	15.4	—%
Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	(#,^)	1 Linsley Place, Metuchen, NJ 08840	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	15.2	15.2	15.2	—%
Keller, Fishback & Jackson LLP	(#,^)	1925 S 14th St. No. 7, Amelia Island, FL 32034	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	86.9	86.9	90.5	0.03%
Loriet LLC	(#,^)	6555, 6565, 6575 N. Sandario Rd, Tucson, AZ 85743	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	5.1	5.1	5.1	—%
Hard Exercise Works Winter Park LLC	(#,^)	5955 TG Lee Blvd, Ste 500, Orlando, FL 32822	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	27.5	27.5	27.6	0.01%
Warner Home Comfort, LLC dba Smith Piping	(#,^)	1499 W. Palmetto Park Rd., Ste #115, Boca Raton, FL 33486	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	76.7	76.7	89.3	0.03%
May-Craft Fiberglass Products Inc	(#,^)	204 F St. SW, Quincy, WA 98848	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	230.1	230.1	270.1	0.08%
Empowerschool LLC and Empower Autism Academy, LLC	(#,^)	2916 North 39th St., Phoenix, AZ 85019	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	141.2	141.2	165.8	0.05%
Alpha Omega Trucking LLC	(#,^)	1225-1229 Lincoln St., Columbia, SC 29201	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	163.3	163.3	191.7	0.06%
Costume World Inc	(#,^)	225 East Park Ave, Long Beach, NY 11561	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,160.7	1,160.7	1,362.3	0.42%
Pecos Inn LLC dba Econo Lodge	(#,^)	106 Main St., Mineola, NY 11951	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	625.9	625.9	732.7	0.22%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Accent Comfort Services, LLC	(#,^)	3399 Peachtree Rd NE, Ste 400, Atlanta, GA 30326	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	60.7	60.7	60.9	0.02%
Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	(#,^)	11 Kirby Rd, Cromwell, CT 06419	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	232.4	232.4	268.2	0.08%
AAA Mill Direct, Inc. dba Carpet Mill Outlets	(#,^)	603 Pulaski Hwy, Bear, DE 19701	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	5.3	5.3	5.5	—%
Sushiya Inc	(#,^)	4216 NW 16th Blvd, Gainsville, FL 32605	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	59.0	59.0	60.0	0.02%
Waterfalls Quick Lube LLC and Veracruz Shabo LLC	(#,^)	401 East City Ave Ste 122, Bala Cynwyd, PA 19004	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	251.8	251.8	294.3	0.09%
KNS Early Learning Academy LLC	(#,^)	28720 Canwood St., Agoura Hills, CA 91301	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	47.5	47.5	55.2	0.02%
Men of Steel Enterprises LLC and Vogelbacher Properties LLC	(#,^)	5001 Vivienda Way, Sarasota, FL 34235	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	365.2	365.2	420.0	0.13%
Christian Soderquist dba Soderquist Plumbing and Heating LLC	(#,^)	11551 University Blvd, Ste. 4C Building 1, Orlando, FL 32817	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	52.7	52.7	61.8	0.02%
Gill Express Inc and Blue Speed LLC	(#,^)	1571 Canton Rd., NW, Carrollton, OH 44615	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/31/2041	480.7	480.7	559.7	0.17%
Vehicle Safety Supply LLC	(#,^)	96 Hillsboro Rd, Four Oaks, NC 27524	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	15.0	15.0	15.0	—%
Dana A. Farley dba Independent Cabinets	(#,^)	14432-52 State Line Rd, Brookings, OR 97415	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	60.3	60.3	70.7	0.02%
Cameo Carter, MD A Professional Corporation dba The Garden Pediatric G	(#,^)	1825 Fort View Rd, Austin, TX 78754	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	50.0	50.0	50.1	0.02%
Tom Sawyer Country Restaurant LLC and AM 3208 LLC	(#,^)	950 South Federal Highway, Deerfield Beach, FL 33441	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	238.7	238.7	279.8	0.09%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette’s-West P	(#,^)	2207 W Third St., Pecos, TX 79772	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	62.4	62.4	63.2	0.02%
MTS Car Service LLC	(#,^)	5035-C West W. T. Harris Blvd, Charlotte, NC 28269	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	7.0	7.0	7.0	—%
Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	(#,^)	27-29 Cooper St., Meriden, CT 06053	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	15.2	15.2	15.8	—%
Wyldewood Cellars, Inc.	(#,^)	747 South Hill St., Griffin, GA 30224	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	960.1	960.1	1,108.3	0.34%
NOSO Development, LLC	(#,^)	1 North Armistead Ave, Hampton, VA 23669	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	124.9	124.9	125.3	0.04%
Barrocas Gym LLC dba Snap Fitness	(#,^)	72 South Main St., Hanover, NH 03755	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	12.9	12.9	13.3	—%
Marathon Engineering Corporation	(#,^)	57 Merritt St. SE, Marietta, GA 30060	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	41.8	41.8	48.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	(#,^)	1325 Broad St., Central Falls, RI 02863	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	33.3	33.3	33.9	0.01%
Revolution Physical Therapy LLC dba Apex Network Physical Therapy	(#,^)	2372 Walnut Ave, Livingston, CA 95334	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	15.2	15.2	15.3	—%
ActKnowledge, Inc.	(#,^)	5805 NE Minder Rd, Poulsbo, WA 98370	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	83.3	83.3	86.6	0.03%
International Construction Inc	(#,^)	15 East 72nd St., Ste 14-H, New York, NY 10021	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	44.0	44.0	51.1	0.02%
Precious Care LLC and Precious Care Management LLC	(#,^)	2039 US Route 130, Burlington, NJ 08016	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	369.3	369.3	370.6	0.11%
Media Capital Partners, Inc	(#,^)	101 East Redlands Blvd, Ste 106, Redlands, CA 92373	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/21/2026	14.9	14.9	14.9	—%
Kekoa Enterprises Inc dba Signarama Sandy	(#,^)	7 Oak Drive, Sandy Hook, CT 06482	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	33.0	33.0	33.0	0.01%
Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	(#,^)	3208 Forest Hills Blvd, Palm Springs, FL 33406	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	74.9	74.9	87.8	0.03%
Brian T Rice dba BD Logging	(#,^)	550 Rosemary Ave, Ste 236, West Palm Beach, FL 33410	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	1.2	1.2	1.3	—%
K Soles Corp dba Max Collections	(#,^)	951 East 119th St, Mulvane, KS 67120	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	15.0	15.0	15.0	—%
R & D Enterprises Inc dba My Pool Man	(#,^)	4 Walker Way, Albany, NY 12205	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	33.3	33.3	33.3	0.01%
HEWZ, LLC dba Hard Exercise Works	(#,^)	162 Danielson Pike, Foster, RI 02825	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	14.9	14.9	15.0	—%
Dupre Capital LLC dba Fastsigns	(#,^)	9 Gibson Court Apt# 1, Norwalk, CT 06854	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	38.9	38.9	38.9	0.01%
ABCs & 123s Infant and Child Care Center LP	(#,^)	260 West Main St., Avon, CT 06001	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	7.5	7.5	7.5	—%
Faith Summit Supply Inc dba Summit Supply and Summit True Value	(#,^)	5615 2nd St. W, Lehigh Acres, FL 33971	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	15.0	15.0	15.3	—%
Step Up Academy of the Arts LLC	(#,^)	2017 14th St. NW, Washington, DC 20009	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	5.3	5.3	5.3	—%
Swerve Salon LLC	(#,^)	2705 Dougherty Ferry Rd Ste 104, St. Louis, MO 63122	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	52.6	52.6	52.7	0.02%
J & W Hardwood Flooring Inc	(#,^)	53955 Gratiot Ave, Chesterfield, MI 48051	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	5.0	5.0	5.0	—%
Labmates LLC and POV Holdings LLC	(#,^)	365 5th Ave, New York, NY 10016	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	101.4	101.4	118.8	0.04%
Hueston and Company CPA LLC	(#,^)	186-06 Union Turnpike, Fresh Meadows, NY 11364	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	5.4	5.4	5.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Almost Home Daycare LLC	(#,^)	809 Cedar Rd, Southport, CT 06890	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	35.8	35.8	37.2	0.01%
The River Beas, LLC dba Subway and Punam Singh	(#,^)	8942 South 700 East, Sandy, UT 84070	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	125.4	125.4	146.8	0.04%
Powerpits CS1, LLC dba Pita Pit	(#,^)	330 West Harden St., Graham, NC 27253	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	2.6	2.6	2.7	—%
Drug Detection Laboratories, Inc. and Minh Tran	(#,^)	5229 142nd Dr. NW, Williston, ND 58801	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	13.0	13.0	13.1	—%
Living Essentials HVAC Corp	(#,^)	800 3rd St Apt B, St Marys, WV 26170	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	9.9	9.9	9.9	—%
Consulting Solutions, Inc. and Mark Luciani	(#,^)	3208 Oakcliff Industrial St., Doraville, GA 30340	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	7.8	7.8	8.1	—%
Aaradhya LLC dba Market Square Laundry	(#,^)	291 North Texas Ave., Orlando, FL 32805	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	51.0	51.0	51.0	0.02%
Blackstones Hairdressing LLC	(#,^)	5684 West Sample Rd, Coral Springs, FL 33071	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	34.5	34.5	34.6	0.01%
R & K Contracting Inc	(#,^)	13419 Hwy 290E., Bldg 5, Manor, TX 78653	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	10.4	10.4	10.8	—%
Jersey Shore Marina & Boat Sales, Inc.	(#,^)	215 Quartermaster Court, Jeffersonville, IN 47130	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	579.9	579.9	679.6	0.21%
Ei3 Corporation	(#,^)	831 Buckley Rd, San Luis Obispo, CA 93401	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	215.1	215.1	223.7	0.07%
Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	(#,^)	2558 Wigwam Pkwy Ste A, Henderson, NV 89074	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	238.1	238.1	249.8	0.08%
B for Blonde, LLC dba Blo Blow Dry Bar	(#,^)	8584 US Business Highway 277, Haskell, TX 79521	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	41.3	41.3	41.3	0.01%
Base USA, Inc.	(#,^)	1419 N Wells St., Chicago, IL 60610	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	32.9	32.9	34.3	0.01%
Zouk Ltd dba Palma	(#,^)	14967 Madison St, Brighton, CO 80602	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	14.6	14.6	15.2	—%
SuzyQue's LLC dba SuzyQue's	(#,^)	141 Watertown Rd, Thomaston, CT 06787	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	14.5	14.5	15.1	—%
Wildflour Bakery & Cafe LLC	(#,^)	8792 East State Rd 70, Ste B, Bradenton, FL 34202	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	40.6	40.6	42.3	0.01%
Tammy Lavertue	(#,^)	35 Copps Hill Rd, Ridgefield, CT 06877	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	7.3	7.3	7.6	—%
Gendron Funeral and Cremation Services, Inc.	(#,^)	42 West St., Apt 24, Randolph, MA 02368	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	103.2	103.2	120.9	0.04%
Dolarian Realty LLC and OV's Restaurant Inc	(#,^)	3000 N Federal Highway, STE 1, Fort Lauderdale, FL 33306	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	62.6	62.6	73.4	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	(#,^)	2008 S Texas Ave, College Station, TX 77840	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	72.3	72.3	74.6	0.02%
MCF Forte LLC	(#,^)	9700 Business Park Drive, Sacramento, CA 95827	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	12.0	12.0	12.4	—%
Panditos LLC dba White Lotus Home	(#,^)	5516 Baltimore Ave, Hyattsville, MD 20781	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	10.2	10.2	10.5	—%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	(#,^)	7727 Crittenden St., Philadelphia, PA 19118	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	94.5	94.5	111.2	0.03%
800 on the Trax LLC and Matrix Z LLC	(#,^)	2 Ave of the Americas, New York, NY 10013	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	228.7	228.7	268.8	0.08%
Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Ga	(#,^)	3605 NW 31st Ave, Fort Lauderdale, FL 33309	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	666.3	666.3	714.0	0.22%
Joyce Outdoor Advertising Chicago LLC	(#,^)	136 Summit Ave, Montvale, NJ 07645	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	277.6	277.6	326.2	0.10%
Hattingh Incorporated dba Prosthetic Care Facility	(#,^)	142 East 49th St., New York, NY 10017	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	11.6	11.6	11.9	—%
Accent Tag and Label Inc	(#,^)	2250 Warrensville Center Rd, University Heights, OH 44118	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	611.3	611.3	719.1	0.22%
Abbondanza Market LLC dba Hampton Falls Village Market	(#,^)	841 Route 70 East, Brick, NJ 08724	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	38.1	38.1	39.2	0.01%
Trip Consultants U.S.A. Inc.	(#,^)	2215 NW 2nd Ave, Miami, FL 33127	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	106.7	106.7	109.3	0.03%
Labmates LLC	(#,^)	28 Cornelia St., New York, NY 10014	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	149.8	149.8	176.7	0.05%
Moments to Remember USA LLC dba Retain Loyalty	(#,^)	34 South Valley Rd, West Orange, NJ 07052	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	55.6	55.6	57.7	0.02%
New York Home Health Care Equipment, LLC	(#,^)	24 Wakefield St., Rochester, NH 03867	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	664.6	664.6	692.4	0.21%
Abitino's JFK LLC dba Abitino's	(#,^)	5137 Clareton Dr., Ste 100, Agoura Hills, CA 91301	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	54.4	54.4	54.6	0.02%
Swalm Street LLC and New York Home Health Care Equipment LLC	(#,^)	135 North Lime Ave, Sarasota, FL 34237	Ambulatory Health Care Services	Term Loan	7.5%	12/16/2040	327.9	327.9	307.7	0.09%
JAG Unit 1, LLC	(#,^)	34 Old Colony Ave, East Taunton, MA 02718	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	160.6	160.6	164.5	0.05%
Evans & Paul LLC and E&P Holdings I LLC	(#,^)	1196 Inverness Lane, Stow, OH 44224	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	86.9	86.9	89.5	0.03%
DC Enterprises Ltd. dba Lakeview True Value	(#,^)	1245 W Baseline Rd Unit 105, Mesa, AZ 85202	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	14.5	14.5	15.0	—%
Basista Family Limited Partnership and UPE, Inc.	(#,^)	431 Raritan Ave, Highland Park, NJ 08904	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	315.8	315.8	371.3	0.11%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Cares, Inc dba Dumpling Grounds Day Care Center	(#,^)	24201 North Hwy 1, Fort Bragg, CA 95437	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	4.8	4.8	5.0	—%
Custom Exteriors, Inc.	(#,^)	800 SW 21st Terrace, Fort Lauderdale, FL 33312	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	64.2	64.2	66.1	0.02%
Sushiya, Inc.	(#,^)	8957 Kingsridge Drive, Centerville, OH 45459	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	69.8	69.8	72.0	0.02%
LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	(#,^)	2443 West 16th St., Chicago, IL 60608	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	462.8	462.8	544.9	0.17%
Japp Business Inc dba Pick and Eat and Japp Drink Corp.	(#,^)	4415 Woodridge Pkwy, Ste 180, Leesburg, VA 20176	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	78.8	78.8	81.3	0.02%
DWeb Studio, Inc.	(#,^)	141 Watertown Rd, Thomaston, CT 06787	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	7.1	7.1	7.3	—%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(#,^)	82 Lafayette Rd, Hampton Falls, NH 03844	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	11/23/2040	700.0	700.0	656.9	0.20%
Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	(#,^)	2201 Rittenhouse St, Des Moines, IA 50321	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	57.0	57.0	58.6	0.02%
S.B.B. Enterprises Inc dba Williamston Hardware	(#,^)	311 85th St., Brooklyn, NY 11209	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	99.9	99.9	116.8	0.04%
Key Pix Productions Inc. dba Air Bud Entertainment	(#,^)	30 Hopper St., Westbury, NY 11590	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	506.4	506.4	597.3	0.18%
E.S.F.P. LLC dba Volusia Van and Storage	(#,^)	1250 Sanders Ave SW, Massillon, OH 44646	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	56.1	56.1	57.7	0.02%
Green Life Lawnscapes LLC dba Green Life Lawn Care	(#,^)	1 West Main St., Patchogue, NY 11772	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	91.6	91.6	95.4	0.03%
JumboMarkets Inc dba Rines Jumbomarkets	(#,^)	Terminal 8 JFK ExpressWay Airport, Jamaica, NY 11430	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	194.2	194.2	202.3	0.06%
Financial Network Recovery Inc	(#,^)	30 Hopper St., Westbury, NY 11590	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	25.1	25.1	25.7	0.01%
ADMO Inc dba Mid States Equipment	(#,^)	140 Dupont St., Plainview, NY 11803	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	14.1	14.1	14.5	—%
Recycling Consultants, Inc. and Prairie State Salvage and Recycling In	(#,^)	3401 Brecksville Rd, Richfield, OH 44286	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	425.8	425.8	448.9	0.14%
SCJEN Management Inc dba Bowl of Heaven	(#,^)	318 North F St., Lakeview, OR 97630	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	44.5	44.5	45.6	0.01%
Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	(#,^)	1068 Old Colony Rd, Meriden, CT 06450	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	130.8	130.8	154.3	0.05%
R.H. Hummer Jr., Inc.	(#,^)	4508 Blakiston St., Philadelphia, PA 19136	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	251.4	251.4	261.9	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas Cit	(#,^)	2142 Rheem Drive, Ste E, Pleasanton, CA 94588	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	49.1	49.1	52.6	0.02%
Binky's Vapes LLC	(#,^)	72-74 South Main St., Hanover, NH 03755	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	13.9	13.9	14.2	—%
RIM Investments LLC and RIM Architects LLC	(#,^)	880 Lowcountry Blvd, Mount Pleasant, SC 29464	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	365.6	365.6	429.5	0.13%
Greensward of Marco Inc.	(#,^)	4179 Broadway, New York, NY 10033	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	80.2	80.2	94.2	0.03%
The Grasso Companies LLC and Grasso Pavement Maintenance LLC Veranda L	(#,^)	10800 E. Bethany Drive, Ste 275, Aurora, CO 80014	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	301.3	301.3	313.1	0.10%
Prestigious LifeCare for Seniors LLC	(#,^)	403 S Dillard St, Winter Garden, FL 34787	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	6.1	6.1	6.3	—%
Daniel W. Stark dba Mountain Valley Lodge and RV Park	(#,^)	726-740 South Fleming St., Sebastian, FL 32958	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	12.4	12.4	14.6	—%
Yachting Solutions LLC	(#,^)	3105 107th Ave, Doral, FL 33178	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	882.1	882.1	1,034.4	0.32%
Sandlot Ventures LLC and Sandbox Ventures LLC	(#,^)	139 S Putnam St., Williamston, MI 48895	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	413.4	413.4	484.7	0.15%
St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	(#,^)	22525 Pacific Coast Highway, Malibu, CA 90265	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	572.7	572.7	672.5	0.21%
Finish Strong Inc dba FASTSIGNS St Peters	(#,^)	916 South Nova Rd, Ormond Beach, FL 32174	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	30.9	30.9	31.6	0.01%
IIoka Inc dba New Cloud Networks	(#,^)	1820 NE Jensen Beach Blvd, Jensen Beach, FL 34957	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	412.8	412.8	422.0	0.13%
Sound Manufacturing Inc	(#,^)	15500 SW Trail Drive, Indiantown, FL 34956	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	30.6	30.6	31.5	0.01%
Vanderhoof LLC dba Soxfords	(#,^)	250 E Easy St. Ste 1, Simi Valley, CA 93065	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	9.4	9.4	9.6	—%
MiJoy Inc dba Imo's Pizza	(#,^)	16180 Westwoods Business Park, Ellisville, MO 63021	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	5.1	5.1	5.2	—%
Naeem Khan LTD	(#,^)	PO Box 468, Wood River, IL 62095	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	77.2	77.2	78.9	0.02%
FirstVitals Health and Wellness Inc	(#,^)	43958 Pacific Common Blvd, Fremont, CA 94538	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	92.5	92.5	94.6	0.03%
Almost Home Daycare LLC	(#,^)	10539 Greenbelt Rd Ste 102, Lanham, MD 20706	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	6.7	6.7	7.0	—%
Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	(#,^)	1838 Adee Ave, Baychester, NY 10469	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	128.3	128.3	151.0	0.05%
Empower Autism Academy	(#,^)	7748 Troost Ave, Kansas City, MO 64131	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	627.7	627.7	739.1	0.23%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Elite Institute LLC dba Huntington Learning Center	(#,^)	2141 P Ave, Williamsburg, IA 52361	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	9.3	9.3	9.5	—%
God Be Glorified Inc dba GBG Inc	(#,^)	54 Marco Lake Drive, Marco Island, FL 34146	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	32.3	32.3	33.0	0.01%
3000 CSI Property LLC and Consulting Solutions Inc	(#,^)	645 G St. Ste 400, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	127.8	127.8	150.4	0.05%
GDP Gourmet LLC dba Joe and John's Pizza Restaurant	(#,^)	485 Pepper St., Monroe, CT 06468	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	132.5	132.5	155.5	0.05%
Gold Jet Corp.	(#,^)	5701 North Pine Island Rd, Tamarac, FL 33321	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	43.5	43.5	45.0	0.01%
SKJ Inc dba Subway	(#,^)	1857A Elmdale Ave, Glenview, IL 60025	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	51.2	51.2	52.4	0.02%
LP Industries Inc dba Childforms	(#,^)	229 Commercial St, Rockport, ME 04856	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	74.5	74.5	77.3	0.02%
Beale Street Blues Company-West Palm Beach LLC dba Lafayette's-West Pa	(#,^)	223 Hwy 80, Rodeo, NM 88056	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	39.8	39.8	40.9	0.01%
Smart Artists Inc.	(#,^)	10 West Orvis St., Massena, NY 13662	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	13.5	13.5	13.8	—%
Free Ion Advisors LLC	(#,^)	98 North Hillview Drive, St Peters, MO 63376	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	38.6	38.6	39.5	0.01%
Murrayville Donuts, Inc dba Dunkin' Donuts	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	330.7	330.7	387.1	0.12%
Union 2 LLC dba The Standard	(#,^)	160 Inverness Drive W Ste 150, Englewood, CO 80112	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	65.1	65.1	67.2	0.02%
Jonathan E Nichols and Nichols Fire and Security LLC	(#,^)	11 Sellecks Walk, Pound Ridge, NY 10576	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	44.5	44.5	46.2	0.01%
Thrifty Market, Inc. dba Thrifty Foods	(#,^)	215 South Kirkwood Rd, Kirkwood, MO 63122	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	218.0	218.0	234.6	0.07%
Myclean Inc.	(#,^)	260 West 36h St., New York, NY 10018	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2025	9.4	9.4	9.6	—%
Summit Beverage Group LLC	(#,^)	1288 Ala Moana Blvd Ste 27E, Honolulu, HI 96814	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	227.8	227.8	245.8	0.08%
Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	(#,^)	35 Copps Hill Rd, Ridgefield, CT 06877	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	346.1	346.1	406.0	0.12%
TJU-DGT Inc dba The Lorenz Cafe	(#,^)	170 Main St., North Kingstown, RI 02852	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	15.5	15.5	16.7	0.01%
SofRep, Inc dba Force 12 Media	(#,^)	11316 Wet Season Drive, Austin, TX 78754	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	38.5	38.5	39.3	0.01%
CEM Autobody LLC dba Dawn's Autobody	(#,^)	39 Kingstown Rd, Wyoming, RI 02898	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	123.2	123.2	144.4	0.04%
E & G Enterprises LLC dba Comfort Keepers	(#,^)	13526 Village Park Drive Ste 214, Orlando, FL 32837	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	13.3	13.3	13.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Ohs Auto Body, Inc. dba Ohs Body Shop	(#,^)	3000 N Federal Highway, Ste 1, Fort Lauderdale, FL 33306	Repair and Maintenance	Term Loan	7.22%	6/25/2040	1,111.0	1,111.0	1,037.2	0.32%
Wolf Enviro Interests, LLC and Enviromax Services Inc	(#,^)	40 West. 162nd St, South Holland, IL 60473	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	224.5	224.5	261.5	0.08%
Evinger PA One, Inc. dba Postal Annex, Falcon	(#,^)	136 New Jersey Ave, Absecon, NJ 08201	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	13.3	13.3	13.7	—%
RJI Services, Inc.	(#,^)	2472 Broadway, New York, NY 10025	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	13.3	13.3	13.6	—%
Real Help LLC dba Real Help Decorative Concrete	(#,^)	401 S Woodlawn Ave, Bloomington, IN 47401	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	31.5	31.5	32.7	0.01%
KRN Logistics, LLC and Newsome Trucking, Inc	(#)	110 Charleston Drive, Mooresville, NC 28117	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	306.8	306.8	316.5	0.10%
PM Cassidy Enterprises, Inc. dba Junk King	(#,^)	550 Rosemary Ave, Ste 236, West Palm Beach, FL 33401	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	8.8	8.8	9.0	—%
Inverted Healthcare Staffing of Florida LLC dba Interim Healthcare Tra	(#,^)	450 West 24th St. Ste 1C, New York, NY 10011	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	27.6	27.6	28.2	0.01%
AM PM Properties, LLC and AM PM Willington, LLC	(#,^)	322 Evandale Rd, Scarsdale, NY 10583	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	79.1	79.1	92.9	0.03%
Mirage Plastering Inc and Mpire LLC and Mpire II LLC	(#,^)	2304 N College Rd, Wilmington, NC 28405	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	126.4	126.4	146.7	0.04%
Eldredge Tavern LLC dba Gonyea's Tavern	(#,^)	1520 Broadway, Fort Myers, FL 33901	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	51.2	51.2	60.2	0.02%
ViAr Visual Communications, Inc. dba Fastsigns 281701	(#,^)	1906 Vanderhorn Drive, Memphis, TN 38134	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	36.8	36.8	37.6	0.01%
Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	(#,^)	702 10th St, Wheatland, WY 82201	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	9.0	9.0	9.2	—%
Video Vault & Tanning LLC and Mosaic Salon LLC	(#)	247 West 36th St. 9th Floor, New York, NY 10018	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	60.9	60.9	71.6	0.02%
Medworxs LLC	(#,^)	211 Washington Ave, Marion, VA 24354	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	74.1	74.1	75.7	0.02%
XCESSIVE THROTTLE, INC dba Jake's Roadhouse	(#,^)	714-718 Lorenz Ave, Pittsburgh, PA 15220	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	4.8	4.8	4.9	—%
Villela CPA PL	(#,^)	13886 Campo Rd, Jamul, CA 91935	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	5.3	5.3	5.4	—%
Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	(#,^)	930 Tahoe Blvd Ste 802-543, Incline Village, NV 89451	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	158.2	158.2	185.7	0.06%
15 McArdle LLC and No Other Impressions Inc	(#,^)	7 Division St, Keyport, NJ 07735	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	167.3	167.3	196.0	0.06%
Guard Dogs MFS LLC	(#,^)	220 Middle St., Franklin, VA 23851	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	36.3	36.3	37.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
South Park Properties LLC and Midlothian Hardware LLC	(#,^)	3560 Highway 93 South, Kalispell, MT 59901	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	43.4	43.4	51.0	0.02%
Matthew Taylor and Landon Farm LLC	(#,^)	18002 Mueschke Rd, Cypress, TX 77433	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	91.2	91.2	106.0	0.03%
Cares Inc dba Dumpling Grounds Day Care Center	(#,^)	7661 McLaughlin Rd, Falcon, CO 80831	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	73.6	73.6	86.5	0.03%
Orchid Enterprises Inc dba Assisting Hands of Sussex County	(#,^)	353 E Angeleno Ste G, Burbank, CA 91502	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/24/2025	8.6	8.6	8.8	—%
Diamond Solutions LLC	(#,^)	2221 Broadway St., Buffalo, NY 14212	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	11.1	11.1	11.4	—%
Giacchino Maritime Consultants Inc	(#,^)	2262 Hwy 53 W, Jasper, GA 30143	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	12.9	12.9	13.2	—%
Sound Coaching Inc	(#,^)	960 Matley Lane, Ste 20 & 21, Bldg B, Reno, NV 89502	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	25.6	25.6	26.1	0.01%
Faramarz Nikourazm dba Car Clinic Center	(#,^)	111 N Pompano Beach Blvd, Pompano Beach, FL 33062	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	66.6	66.6	78.0	0.02%
Copper Beech Financial Group LLC	(#,^)	1308 Stafford Rd, Storrs Mansfield, CT 06268	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	71.0	71.0	73.2	0.02%
Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes and Trac	(#,^)	1802 W Grant Rd Ste 114, Tucson, AZ 85745	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	273.0	273.0	320.9	0.10%
Shellhorn and Hill Inc dba Total Fleet Service	(#,^)	150 Main St., Pascoag, RI 02859	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	937.4	937.4	1,092.7	0.33%
Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	(#,^)	234 Rock Rd, Glen Rock, NJ 07452	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	703.0	703.0	715.3	0.22%
Shorr Enterprises Inc dba New Design Furniture Manufacturers	(#,^)	4721 University Way NE, Seattle, WA 98105	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	60.5	60.5	62.4	0.02%
Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	(#,^)	W7003 Parkview Dr, Ste A & B, Greenville, WI 54942	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	48.9	48.9	57.4	0.02%
Zero-In Media Inc	(#,^)	10901 W. Toller Drive, Littleton, CO 80127	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	12.8	12.8	13.0	—%
Loriet LLC	(#,^)	5980 Lamar St., Arvada, CO 80003	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	6.8	6.8	6.9	—%
Jaymie Hazard dba Indigo Hair Studio and Day Spa	(#,^)	777 Brickell Ave, Ste 500, Miami, FL 33131	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	38.7	38.7	45.2	0.01%
Shelton Incorporated dba Mrs. Winners	(#,^)	2188 Brunswyck Rd, Wallkill, NY 12589	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	101.8	101.8	119.4	0.04%
R & R Security and Investigations Inc dba Pardners Lake Buchanan	(#,^)	15 McArdle St., Rochester, NY 14611	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	77.1	77.1	90.5	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
MMS Realty, LLC and Molecular MS Diagnostics LLC	(#,^)	9460 Mistwater Close, Roswell, GA 30076	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	145.4	145.4	169.8	0.05%
Royal Crest Motors LLC	(#,^)	1066 Chelsea Ave, Napoleon, OH 43545	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	82.5	82.5	96.5	0.03%
Luigi's on Main LLC and Luigi's Main Street Pizza Inc	(#,^)	4751 147th St., Midlothian, IL 60445	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	6.4	6.4	6.6	—%
Baystate Firearms and Training, LLC	(#)	6103 N Church St, Greensboro, NC 27455	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	33.1	33.1	33.7	0.01%
Pace Motor Lines, Inc.	(#,^)	4508 Blakiston St., Philadelphia, PA 19136	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	36.6	36.6	37.9	0.01%
Kingseal LLC dba Desoto Health and Rehab Center	(#,^)	274 Spring St., Newton, NJ 07860	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,153.3	1,153.3	1,353.2	0.41%
Nelson Financial Services LLC	(#,^)	288 Derby St., Salem, MA 01970	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	7.0	7.0	7.1	—%
Kiddie Steps 4 You Inc.	(#,^)	7655 E Gelding Drive, Ste B2, Scottsdale, AZ 85260	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	55.8	55.8	65.1	0.02%
Triangle Trash LLC dba Bin There Dump That	(#,^)	5219 Tamiami Court, Cape Coral, FL 33904	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	41.5	41.5	42.7	0.01%
Dean 1021 LLC dba Pure Pita	(#,^)	4749 Main St. Ste 3, Bridgeport, CT 06606	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	49.1	49.1	50.2	0.02%
Limameno LLC dba Sal's Italian Ristorante	(#,^)	10707 Shady Trail, Dallas, TX 75220	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	45.8	45.8	46.9	0.01%
Palmabak Inc dba Mami Nora's	(#,^)	1223 North Church St., Moorestown, NJ 08057	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	3.4	3.4	3.5	—%
Jung Design Inc	(#,^)	40 Buzzard Ridge Rd, Sequim, WA 98382	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	2.3	2.3	2.3	—%
Grand Blanc Lanes, Inc. and H, H and H, LLC	(#,^)	5600 N. River Rd #925, Rosemont, IL 60018	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	119.4	119.4	140.6	0.04%
Evans and Paul LLC	(#,^)	501 South Market St, Wilmington, DE 19801	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	131.7	131.7	136.5	0.04%
First Prevention and Dialysis Center, LLC	(#)	3033 NW 28 St., Lauderdale Lakes, FL 33311	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	149.6	149.6	155.1	0.05%
Bowlerama Inc	(#,^)	800 James Ave, Scranton, PA 18510	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,082.6	1,082.6	1,273.1	0.39%
The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	(#,^)	1123 Broadway Ste 704, New York, NY 10010	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	476.7	476.7	558.9	0.17%
Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	(#,^)	5001 Vivienda Way, Sarasota, FL 34235	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	449.5	449.5	528.6	0.16%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Ha	(#,^)	4509 N. Henry Blvd, Stockbridge, GA 30281	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	101.6	101.6	104.8	0.03%
MM and M Management Inc dba Pizza Artista	(#,^)	2016 Warwick Ave, Warwick, RI 02889	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	26.5	26.5	27.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Will Zac Management LLC dba Papa John's	(#)	15615 State Route 29, Buchanan Dam, TX 78609	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	76.2	76.2	74.1	0.02%
The Jewelers Inc. dba The Jewelers of Las Vegas	(#,^)	1224 Greenwich Ave, Warwick, RI 02886	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	671.0	671.0	690.1	0.21%
B.S. Ventures LLC dba Dink's Market	(#,^)	769 Amesbury Rd, Haverhill, MA 01830	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	48.3	48.3	56.8	0.02%
B & W Towing, LLC and Boychucks Fuel LLC	(#,^)	491 Montauk Highway, Eastport, NY 11941	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	147.6	147.6	173.2	0.05%
Kemmer LLC and Apples Tree Top Liquors LLC	(#)	215 Newbury St., Peabody, MA 01960	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	124.1	124.1	145.6	0.04%
Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 06615	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	106.5	106.5	125.2	0.04%
Legacy Estate Planning Inc dba American Casket Enterprises	(#,^)	475 Nursing Home Drive, Arcadia, FL 34266	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	22.4	22.4	23.0	0.01%
DC Real LLC and DC Enterprises LTD dba Lakeview True Value	(#,^)	20015 N 83rd Place, Scottsdale, AZ 85255	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	107.6	107.6	126.4	0.04%
Heartland American Properties LLC and Skaggs RV Outlet LLC	(#,^)	1700 West 63rd St., Chicago, IL 60636	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	428.6	428.6	503.7	0.15%
One Hour Jewelry Repair Inc	(#,^)	188 Northbend Drive, Youngsville, NC 27596	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/14/2024	10.8	10.8	11.1	—%
DNT Storage and Properties LLC	(#,^)	106 Central Ave, Westfield, NJ 07090	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	91.1	91.1	107.1	0.03%
Sound Manufacturing Inc	(#,^)	861 Yamato Rd, Bay #2, Boca Raton, FL 33431	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	97.2	97.2	100.2	0.03%
Doctors Express Management of Central Texas LLC	(#,^)	4614 Capital Blvd, Raleigh, NC 27604	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	3.4	3.4	3.5	—%
Smith Spinal Care Center P.C. and James C. Smith	(#,^)	10857 Pine Bluff Drive, Fishers, IN 46037	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	25.7	25.7	30.2	0.01%
Michael Rey Jr. and Lynn J. Williams (EPC) and GIG Petcare dba Hickory	(#,^)	5301 S Saginaw Rd, Flint, MI 48507	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	109.7	109.7	129.0	0.04%
Sumad LLC dba BrightStar Care of Encinitas	(#,^)	140 Dupont St., Plainview, NY 11803	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	27.9	27.9	28.8	0.01%
Roccos LLC and Sullo Pantalone Inc dba Rocco's	(#,^)	17940 NW 27th Ave, Miami Gardens, FL 33056	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	228.4	228.4	268.0	0.08%
Gordon E Rogers dba Stonehouse Motor Inn	(#,^)	3031 New Castle Ave, New Castle, DE 19720	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	51.3	51.3	60.4	0.02%
Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	(#,^)	114-115 Medical Center Ave, Sebring, FL 33870	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	15.2	15.2	15.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	(#,^)	1700 W 4th St., Dequincy, LA 70633	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	129.9	129.9	152.5	0.05%
Modern Leather Goods Repair Shop Inc	(#,^)	550 South Rosemary Ave Ste 236, West Palm Beach, FL 33401	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	29.8	29.8	30.6	0.01%
Tavern Properties LLC and Wildwood Tavern LLC	(#,^)	48649 Highway 58, Oakridge, OR 97463	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	381.9	381.9	448.0	0.14%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	5409 Johnston St., Lafayette, LA 70503	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	157.4	157.4	161.9	0.05%
Indy East Smiles Youth Dentistry LLC dba Prime Smile East	(#,^)	2400 Western Ave, Las Vegas, NV 89102	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	325.3	325.3	333.7	0.10%
B&P Diners LLC dba Engine House Restaurant	(#,^)	2410 West Jefferson St., Ste B, Joliet, IL 60435	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	41.3	41.3	42.3	0.01%
Lamjam LLC (EPC) Goldsmith Lambros Inc (OC)	(#)	701 Addison Rd, Painted Post, NY 14870	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	62.4	62.4	64.4	0.02%
Atlas Auto Body Inc dba Atlas Auto Sales	(#,^)	1300 S Jackson St., Salem, IN 47167	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	45.9	45.9	53.8	0.02%
Katie Senior Care LLC dba Home Instead Senior Care	(#,^)	988 Hemlock St., Cannon Beach, OR 97110	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	54.0	54.0	55.4	0.02%
Alpha Preparatory Academy LLC	(#,^)	2176 Route 119 North, Greensburg, PA 15601	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	129.9	129.9	152.5	0.05%
Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	(#,^)	318 North F St., Lakeview, OR 97630	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	123.4	123.4	116.1	0.04%
Almost Home Property LLC and Almost Home Daycare LLC	(#,^)	301 Commerce Drive, Elizabethtown, KY 42701	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	664.4	664.4	779.7	0.24%
iFood, Inc. dba Steak N Shake	(#,^)	6544 Springfield Mall, Springfield, VA 22150	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	196.4	196.4	202.3	0.06%
575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	(#,^)	38 Old National Pike, West Alexander, PA 15376	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	18.1	18.1	21.3	0.01%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	133.1	133.1	156.2	0.05%
Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	(#,^)	3614 SW HK Dodgen Loop, Ste F, Temple, TX 76504	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	86.9	86.9	101.9	0.03%
AMG Holding, LLC and Stetson Automotive, Inc	(#,^)	1103 Russell Pkwy, Warner Robins, GA 31088	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	182.6	182.6	214.4	0.07%
iFood, Inc. dba Steak N Shake	(#,^)	900 Alpine Rd, Bridgeville, PA 15017	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	557.8	557.8	652.7	0.20%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	680 Fletcher Pkwy, Ste 206, El Cajon, CA 92020	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	776.0	776.0	910.9	0.28%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	79 Beach Rd Units B13 and B14, Vineyard Haven, MA 02568	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	48.4	48.4	49.9	0.02%
JPM Investments LLC and Carolina Family Foot Care P.A.	(#)	162 Danielson Pike, Foster, RI 02825	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	128.4	128.4	150.3	0.05%
Zinger Hardware and General Merchant Inc	(#)	308 Kennedy St. NW, Washington, DC 20011	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.25%	6/26/2024	38.9	38.9	37.8	0.01%
Nikobella Properties LLC and JPO Inc dba Village Car Wash	(#)	3390 W. Andrew Johnson Hwy, Greeneville, TN 37743	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	444.1	444.1	519.9	0.16%
Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Val	(#,^)	2 West 32nd St., Ste 401, New York, NY 10001	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	207.0	207.0	242.3	0.07%
Sico & Walsh Insurance Agency Inc and The AMS Trust	(#)	3330 N Beach St., Fort Worth, TX 76111	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	82.2	82.2	96.3	0.03%
Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	(#,^)	6480 West Touhy Ave, Niles, IL 60714	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	8.1	8.1	8.3	—%
Long Island Barber Institute Inc	(#,^)	5430 E. Washington St., Indianapolis, IN 46219	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	49.2	49.2	57.6	0.02%
Pocono Coated Products, LLC	(#,^)	71 Lafayette St.,, Salem, MA 01970	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	10.8	10.8	11.1	—%
Jonesboro Health Food Center LLC	(#,^)	7137 Little River Turnpike, Annandale, VA 22003	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	30.4	30.4	31.1	0.01%
Hae M. and Jin S. Park dba Buford Car Wash	(#,^)	20 Providence St., West Warwick, RI 02893	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	147.3	147.3	172.3	0.05%
The River Beas LLC and Punam Singh	(#,^)	222E Eufaula St Ste 220, Norman, OK 73069	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	79.8	79.8	93.4	0.03%
AS Boyals LLC dba Towne Liquors	(#,^)	4462 Mink Livsey Rd, Snellville, GA 30039	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	96.1	96.1	112.6	0.03%
Gerami Realty, LC (EPC) Sherrill Universal City Corral, LP dba Golden	(#,^)	10463 Hamer Rd, Georgetown, OH 45121	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	50.2	50.2	53.2	0.02%
Complete Body & Paint, Inc.	(#,^)	35 Copps Hill Rd, Ridgefield, CT 06877	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	18.3	18.3	21.4	0.01%
Island Wide Realty LLC and Long Island Partners, Inc. dba Realty Execu	(#,^)	5900 Duraleigh Rd, Raleigh, NC 27612	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	91.4	91.4	107.1	0.03%
Wilshire Media Systems Inc	(#,^)	575 Columbus Ave, New Haven, CT 06519	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	85.9	85.9	88.1	0.03%
1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 06615	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	98.9	98.9	115.9	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Little People's Village II LLC (OC) and Iliopoulos Realty LLC (EPC)	(#,^)	15 Stonebridge, Cranston, RI 02921	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	81.4	81.4	95.1	0.03%
Little People's Village II LLC (OC) and Iliopoulos Realty LLC (EPC)	(#,^)	2840 E Millbrook Rd, Raleigh, NC 27604	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	89.8	89.8	104.9	0.03%
Kemmer, LLC (EPC) and Pitts Package Store, Inc.(OC)	(#,^)	4920 Lincoln Ave Route 53, Lisle, IL 60532	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	103.2	103.2	120.5	0.04%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	(#,^)	309 Route 9, Waretown, NJ 08758	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	350.4	350.4	360.5	0.11%
Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 06615	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	395.4	395.4	463.1	0.14%
Dantanna's Tavern LLC	(#,^)	122 N. Main St., Fuquay Varina, NC 27526	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	79.0	79.0	81.3	0.02%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	(#)	4001 North Lamar Blvd Ste 300, Austin, TX 78756	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	69.0	69.0	80.7	0.02%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	(#,^)	1372 South US Route 12, Fox Lake, IL 60020	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	97.4	97.4	113.9	0.03%
Kinisi, Inc. dba The River North UPS Store	(#,^)	1313 West Park St. #1, Livingston, MT 59047	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	3.5	3.5	3.6	—%
Faith Memorial Chapel LLC	(#,^)	106 Concord Ave, Belmont, MA 02478	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	187.9	187.9	219.4	0.07%
952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	(#,^)	15637 St Clair Ave, Cleveland, OH 44110	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	181.8	181.8	212.3	0.06%
R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	(#,^)	266 Greenwich St., Hempstead, NY 11550	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	367.0	367.0	428.6	0.13%
Summit Beverage Group LLC	(#,^)	100 Sweetree St., Cherryville, NC 28021	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	159.2	159.2	163.4	0.05%
96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	(#,^)	1321 Stone St., Jonesboro, AR 72401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	123.8	123.8	144.8	0.04%
JWB Industries, Inc. dba Carteret Die Casting	(#,^)	1163 Buford Highway, Sugar Hill, GA 30518	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	127.1	127.1	130.0	0.04%
986 Dixwell Avenue Holding Company, LLC(EPC) and Mughali Foods, LLC db	(#,^)	11704 Centurion Way, Potomac, MD 20854	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	87.5	87.5	102.2	0.03%
Sarah Sibadan dba Sibadan Agency	(#,^)	117 South Broad St., Woodbury City, NJ 08096	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	113.4	113.4	132.6	0.04%
Icore Enterprises Inc dba Air Flow Filters Inc	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	9.7	9.7	9.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Nutmeg North Associates LLC (OC) Steeltech Building Products Inc	(#,^)	32220 Michigan Ave, Wayne, MI 48184	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	799.6	799.6	936.5	0.29%
KK International Trading Corporation	(#,^)	201-203-205 West Merrick Rd, Valley Stream, NY 11580	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	130.9	130.9	140.7	0.04%
Kurtis Sniezek dba Wolfe's Foreign Auto	(#,^)	2649 Townsgate Rd. Ste 500, Westlake Village, CA 91361	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	77.7	77.7	90.9	0.03%
TAK Properties LLC and Kinderland Inc	(#,^)	1899 State Route 35, South Amboy, NJ 08879	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	353.6	353.6	413.4	0.13%
TOL LLC dba Wild Birds Unlimited	(#,^)	6615 Roswell Rd NE #30, Sandy Springs, GA 30328	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	8.1	8.1	8.3	—%
920 CHR Realty LLC (EPC) V. Garofalo Carting Inc (OC)	(#,^)	6522 Haverford Ave, Philadelphia, PA 19151	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	365.4	365.4	427.4	0.13%
DKB Transport Corp	(#,^)	4401 N I-35 #113, Denton, TX 76207	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	121.3	121.3	141.9	0.04%
Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	(#,^)	6522 Haverford Ave, Philadelphia, PA 19151	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	91.1	91.1	106.5	0.03%
Spectrum Development LLC and Solvit Inc & Solvit North, Inc	(#,^)	201 S. Main St., Salem, IN 47167	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	164.3	164.3	168.3	0.05%
BVIP Limousine Service LTD	(#,^)	16701 E. Iliff Ave, Aurora, CO 80013	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	66.7	66.7	78.0	0.02%
AcuCall LLC	(#,^)	636 South Center St., New Washington, OH 44854	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	6.7	6.7	6.9	—%
Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	(#,^)	63 S Wyoming Ave, Edwardsville, PA 18704	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	19.2	19.2	19.7	0.01%
Polpo Realty, LLC(EPC) Polpo Restaurant, LLC (OC)	(#,^)	301 West Grand Ave, Chicago, IL 60654	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	55.5	55.5	65.0	0.02%
Mid-Land Sheet Metal Inc	(#,^)	249 23rd Ave, Moundridge, KS 67107	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	119.5	119.5	139.7	0.04%
Master CNC Inc & Master Properties LLC	(#,^)	249 23rd Ave, Moundridge, KS 67107	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	519.2	519.2	606.8	0.19%
1 North Restaurant Corp dba 1 North Steakhouse	(#,^)	3111 and 3135 Delsea Drive, Franklinville, NJ 08322	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	183.3	183.3	214.3	0.07%
Janice B. McShan and The Metropolitan Day School, LLC	(#,^)	600 9th Ave North, Bessemer, AL 35020	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	18.1	18.1	18.5	0.01%
Greenbrier Technical Services, Inc	(#,^)	952 Boston Post Rd, Milford, CT 06460	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	59.5	59.5	61.0	0.02%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	(#,^)	211 Washington Ave, Marion, VA 24354	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	128.9	128.9	150.8	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Discount Wheel and Tire of Broken Bow Inc	(#,^)	96 Mill St., Berlin, CT 06037	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	194.1	194.1	226.9	0.07%
Lenoir Business Partners LLC (EPC) LP Industries, Inc dba Childforms	(#,^)	74 Veronica Ave, Somerset, NJ 08875	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	255.4	255.4	298.7	0.09%
LP Industries, Inc dba Childforms	(#,^)	986 Dixwell Ave, Hamden, CT 06510	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	104.1	104.1	121.8	0.04%
Cencon Properties LLC and Central Connecticut Warehousing Company, In	(#,^)	102-05 101st Ave, Ozone Park, NY 11416	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	299.3	299.3	350.1	0.11%
Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	(#,^)	151 W 24th St, Hialeah, FL 33010	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	290.6	290.6	339.9	0.10%
Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Ho	(#,^)	636 Nutmeg Rd North, South Windsor, CT 06074	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	86.7	86.7	101.4	0.03%
Eastside Soccer Dome, Inc .	(#,^)	219 Lafayette Drive, Syosset, NY 11791	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	402.3	402.3	470.5	0.14%
Southeast Chicago Soccer, Inc.	(#,^)	712 5th St., New Brighton, PA 15066	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	44.7	44.7	52.3	0.02%
Kiddie Steps 4 You Inc.	(#,^)	1157 Commerce Ave, Longview, WA 98632	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	78.6	78.6	91.7	0.03%
Diamond Memorials Incorporated	(#,^)	320 W. Main St., Avon, CT 06001	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	1.8	1.8	1.9	—%
Faith Memorial Chapel LLC	(#,^)	920 Crooked Hill, Brentwood, NY 11717	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	232.4	232.4	271.1	0.08%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	(#,^)	555 Water Works Rd, Old Bridge, NJ 08857	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	19.0	19.0	19.4	0.01%
Maynard Enterprises Inc dba Fastsigns of Texarkana	(#,^)	1455 S Richland Creek Rd, Sugar HIll, GA 30518	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	6.6	6.6	6.8	—%
Grafio Inc dba Omega Learning Center-Acworth	(#,^)	65 Farmington Valley Drive, Plainville, CT 06062	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	67.7	67.7	69.2	0.02%
The Berlerro Group, LLC dba Sky Zone	(#,^)	887 W Liberty, Medina, OH 44256	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	175.1	175.1	178.9	0.05%
Sound Manufacturing Inc	(#,^)	824 U.S Highway 1, Ste 335, North Palm Beach, FL 33408	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	36.7	36.7	39.3	0.01%
Prospect Kids Academy Inc	(#,^)	3039-3043 Hedley, Springfield, IL 62704	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	107.8	107.8	125.8	0.04%
B for Brunette dba Blo	(#,^)	671 E. Cooley Drive, Unit 114, Colton, CA 92324	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	22.0	22.0	22.5	0.01%
Schmaltz Holdings, LLC (EPC) and Schmaltz Operations, LLC dba Companio	(#,^)	2446 Route 9, Howell, NJ 07731	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	193.3	193.3	225.5	0.07%
IlOKA Inc dba Microtech Tel and NewCloud Networks	(#,^)	554 Old Post Rd #3, Greenwich, CT 06830	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	259.4	259.4	265.0	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
ACI Northwest Inc.	(#,^)	2817 Lomb Ave, Birmingham, AL 35208	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	215.5	215.5	220.4	0.07%
Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	(#,^)	11825 29 Mile Rd, Washington, MI 48095	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	17.3	17.3	17.6	0.01%
Ramard Inc and Advanced Health Sciences Inc	(#,^)	322 W. Montauk Hwy, Hampton Bays, NY 11946	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	74.8	74.8	76.4	0.02%
RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	(#,^)	125 E Fesler St., Santa Maria, CA 93454	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	31.8	31.8	32.6	0.01%
JSIL LLC dba Blackstones Hairdressing	(#,^)	407 E. Edgar Ave, Ronceverte, WV 24970	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	7.7	7.7	7.8	—%
Caribbean Concepts, Inc. dba Quick Bleach	(#,^)	77 Mill Rd, Freeport, NY 11520	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	8.9	8.9	9.1	—%
Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	(#,^)	37 Commons Court, Waterbury, CT 06704	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	4.6	4.6	4.7	—%
Angkor Restaurant Inc	(#,^)	1202 S Park Drive, Broken Bow, OK 74728	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	80.1	80.1	93.6	0.03%
Tri County Heating and Cooling Inc.	(#,^)	2040 Norwood, Lenoir, NC 28645	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	34.1	34.1	34.9	0.01%
Harbor Ventilation Inc and Estes Investment, LLC	(#,^)	110 Charleston Drive, Ste 105-107, Morresville, NC 28117	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	2.0	2.0	2.4	—%
Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	(#,^)	12150 Annapolis Rd, Ste 301, Glenn Dale, MD 20769	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	20.9	20.9	21.4	0.01%
Maxiflex LLC	(#,^)	17 Pearl St., Mystic, CT 06355	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	17.0	17.0	17.3	0.01%
GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	(#,^)	11919 S Ave O, Chicago, IL 60617	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	83.7	83.7	97.7	0.03%
2161 Highway 6 Trail, LLC, (EPC) R. H. Hummer JR., Inc. (Co-Borrower)	(#,^)	10232 S Ave N, Chicago, IL 60617	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	382.2	382.2	401.4	0.12%
Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	(#,^)	800 Broad St., Clifton, NJ 07013	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	575.4	575.4	615.9	0.19%
KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	(#,^)	1700 West 63rd St., Chicago, IL 60636	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	130.8	130.8	133.3	0.04%
Elite Structures Inc	(#,^)	600 9th Ave North, Bessemer, AL 35020	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	754.2	754.2	878.3	0.27%
(EPC) Absolute Desire LLC and Mark H. Szierer (OC) Sophisticated Smile	(#,^)	11585 Jones Bridge Rd, Ste 4G, Johns Creek, GA 30022	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	161.8	161.8	188.3	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD and	(#,^)	3735 Mall Drive, Texarkana, TX 75501	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	23.0	23.0	23.5	0.01%
Ryan D. Thornton and Thornton & Associates LLC	(#,^)	5330 Brookstone Drive, Ste 320, Acworth, GA 30101	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	18.6	18.6	18.9	0.01%
Peanut Butter & Co., Inc.	(#,^)	111 Rodeo Drive, Edgewood, NY 11717	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	35.9	35.9	36.6	0.01%
1258 Hartford TPKE, LLC (EPC) and Phelps and Sons, Inc (OC)	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	106.5	106.5	124.0	0.04%
A & M Commerce, Inc. dba Cranberry Sunoco	(#,^)	532 St Johns Place, Brooklyn, NY 11238	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	282.0	282.0	328.6	0.10%
Xela Pack, Inc. and Aliseo and Catherine Gentile	(#,^)	50 Glen Cove Rd, Greenvale, NY 11548	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	180.7	180.7	192.9	0.06%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	(#,^)	3408 Castle Rock Farm Rd, Pittsboro, NC 27312	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	459.3	459.3	533.9	0.16%
Michael A.and HeatherR. Welsch dba Art & FrameEtc.	(#,^)	160 Inverness Dr W Ste 100, Englewood, CO 80112	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	57.7	57.7	67.1	0.02%
Truth Technologies Inc dba Truth Technologies Inc.	(#,^)	15150 Evans St., Gulfport, MS 39503	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	30.4	30.4	30.9	0.01%
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	(#,^)	6600 N Government Way, Coeur D Alene, ID 83815	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	170.7	170.7	173.7	0.05%
Bakhtar Group LLC dba Malmaison	(#,^)	4561 Ironworks Pike, Ste 161, Lexington, KY 40511	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	32.8	32.8	33.3	0.01%
Osceola River Mill, LLC(EPC) Ironman Machine, Inc.(OC)	(#,^)	1815 De Paul St., Colorado Springs, CO 80909	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	73.5	73.5	85.5	0.03%
Java Warung, LLC	(#,^)	19 East 7th St., New York, NY 10003	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	43.5	43.5	50.6	0.02%
Retain Loyalty LLC	(#,^)	120 East 56th St., St.#730, New York, NY 10022	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	93.7	93.7	108.9	0.03%
North Country Transport, LLC	(#,^)	38 Carmen Lane, Monroe, CT 06468	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	5.1	5.1	5.2	—%
Sherill Universal City dba Golden Corral LP	(#,^)	10 Traverse St., Providence, RI 02903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	376.0	376.0	437.2	0.13%
Macho LLC (EPC) Madelaine Chocolate Novelties Inc(OC) dba The Madelai	(#,^)	509 East Park St., Livingston, MT 59047	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	426.2	426.2	495.9	0.15%
Babie Bunnie Enterprises Inc dba Triangle Mothercare	(#,^)	509 East Park St., Livingston, MT 59047	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	26.2	26.2	27.9	0.01%
Polpo Realty LLC (EPC) & Polpo Restaurant LLC (OC) dba Polpo Restauran	(#,^)	1 Poppy Ave, Neptune, NJ 07753	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	449.0	449.0	522.5	0.16%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Martin L Hopp, MD PHD A Medical Corp (OC) dba Tower ENT	(#,^)	411 Sharp St., Millville, NJ 08332	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2022	21.3	21.3	21.7	0.01%
Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	(#,^)	512 Verret St., New Orleans, LA 70114	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	193.3	193.3	224.5	0.07%
Richmond Hill Mini Market, LLC	(#,^)	2141 P Ave, Williamsburg, IA 52361	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	156.2	156.2	181.4	0.06%
D&L Rescources, Inc. dba The UPS Store	(#,^)	200 North Branford Rd, Branford, CT 06405	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	3.1	3.1	3.1	—%
DRV Enterprise, Inc. dba Cici's Pizza # 339	(#,^)	24 Elm St., Montpelier, VT 05602	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	19.0	19.0	19.3	0.01%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	(#,^)	401 Old Quitman Rd, Adel, GA 31620	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	81.4	81.4	94.5	0.03%
Pioneer Windows Manufacturing Corp, Pioneer Windows	(#,^)	85 Reaville Ave, Flemington, NJ 08822	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	83.6	83.6	85.0	0.03%
R & J Petroleum LLC (EPC) Manar USA, Inc. (OC)	(#,^)	4640 Monticello Ave, Ste 8A, Williamsburg, VA 23188	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	152.2	152.2	176.8	0.05%
St Judes Physical Therapy P.C.	(#,^)	800 Bethel St., Ste 200, Honolulu, HI 96813	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	6.5	6.5	6.6	—%
Hi-Def Imaging, Inc. dba SpeedPro Imaging	(#,^)	250 West 54th St., New York, NY 10019	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	7.0	7.0	7.1	—%
Reidville Hydraulics Mfg Inc dba Summit	(#,^)	1258 Hartford Turnpike, Vernon, CT 06066	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	222.0	222.0	257.7	0.08%
Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	(#,^)	398 Baltimore Blvd, Westminster, MD 21157	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	56.0	56.0	56.9	0.02%
University Park Retreat, LLC dba Massage Heights	(#,^)	8300 Boettner Rd, Saline, MI 48176	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	22.3	22.3	22.6	0.01%
O'Rourkes Diner LLC dba O'Rourke's Diner	(#,^)	3937 Sherman Ave, Saint Joseph, MO 64506	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	55.1	55.1	63.8	0.02%
AJK Enterprise LLC dba AJK Enterprise LLC	(#)	2819 West T C Jester Blvd, Houston, TX 77018	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	4.5	4.5	4.5	—%
Suncoast Aluminum Furniture, Inc	(#,^)	2341 Cheshire Lane, Naples, FL 34109	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	302.1	302.1	350.2	0.11%
Hofgard & Co., Inc. dba HofgardBenefits	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	29.4	29.4	29.8	0.01%
Georgia Safe Sidewalks LLC	(#,^)	432 Margaret St., Plattsburgh, NY 12901	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/27/2022	4.0	4.0	4.1	—%
Central Tire, Inc. dba Cooper Tire & Auto Services	(#,^)	3401 K St. NW, Washington, DC 20007	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	240.4	240.4	278.6	0.09%
KIND-ER-ZZ Inc dba Kidville	(#,^)	27 Hungerford St., Pittsfield, MA 01201	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	13.1	13.1	13.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Graphish Studio, Inc. and Scott Fishoff	(#,^)	1915 N Richmond St., Appleton, WI 54911	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	5.2	5.2	5.3	—%
ALF, LLC (EPC) Mulit-Service Eagle Tires (OC)	(#,^)	1250 Sanders Ave SW, Massillon, OH 44647	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	52.1	52.1	60.3	0.02%
Tracey Vita-Morris dba Tracey Vita's School of Dance	(#,^)	10 LaCrosse St., Ste 14, Hudson Falls, NY 12839	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	5.7	5.7	5.8	—%
Tanner Optical, Inc. dba Murphy Eye Care	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	1.9	1.9	2.0	—%
Access Staffing, LLC	(#,^)	96-03 Beach Channel Drive, Rockaway Beach, NY 11693	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	53.1	53.1	53.6	0.02%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	(#,^)	8516 Swarthmore Drive, Raleigh, NC 27615	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	63.4	63.4	67.7	0.02%
Shweiki Media, Inc. dba Study Breaks Magazine	(#,^)	554 Old Post Rd #3, Greenwich, CT 06830	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	671.6	671.6	710.7	0.22%
ATI Jet, Inc.	(#)	8631 West Third St, 440 E &, Los Angeles, CA 90048	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	532.8	532.8	562.6	0.17%
J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	(#,^)	38 Carmen Lane, Monroe, CT 06468	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	139.7	139.7	161.1	0.05%
K's Salon, LLC d/b/a K's Salon	(#,^)	101 Richmond Hill Ave, Stamford, CT 06902	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	15.0	15.0	15.1	—%
15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs dba Pion	(#,^)	8930 State Rd # 84, Davie, FL 33324	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	47.6	47.6	48.1	0.01%
Taylor Transport, Inc	(#,^)	5771 East Fowler Ave, Temple Terrace, FL 33617	Truck Transportation	Term Loan	Prime plus 2.75%	12/8/2021	22.5	22.5	22.7	0.01%
K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	(#)	1345 Wampanoag Trail, East Providence, RI 02915	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	15.2	15.2	15.4	—%
28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	(#,^)	15 Frederick Place, Hicksville, NY 11801	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	3.9	3.9	3.9	—%
39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	(#,^)	305 Quincy Shore Drive, Quincy, MA 02107	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	22.6	22.6	26.0	0.01%
Robert E. Caves, Sr. and American Plank dba Caves Enterprises	(#,^)	7712 Fourth Ave, Brooklyn, NY 11209	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	49.9	49.9	50.3	0.02%
39581 Garfield, LLC and Tri County Neurological Associates, P.C.	(#,^)	3580 Progress Drive, Unit Q, Bensalem, PA 19020	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	66.4	66.4	76.5	0.02%
Michael S. Decker & Janet Decker dba The Hen House Cafe	(#)	175 Industrial Lane, Torrington, CT 06790	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	13.2	13.2	15.2	—%
Trademark Equipment Company Inc and David A. Daniel	(#,^)	234 West 42nd St., New York, NY 10036	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	108.1	108.1	124.4	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Valiev Ballet Academy, Inc	(#,^)	5275 University Pkwy # 110, Bradenton, FL 34201	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	34.3	34.3	39.5	0.01%
LaHoBa, LLC d/b/a Papa John's	(#,^)	728 Main St., Middletown, CT 06457	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	62.3	62.3	71.7	0.02%
Lavertue Properties LLP dba Lavertue Properties	(#,^)	1901 Naylor Rd, SE, Washington, DC 20020	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	36.0	36.0	41.4	0.01%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	6291 Thomas Rd, Fort Myers, FL 33912	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	281.9	281.9	324.3	0.10%
Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	(#,^)	400 S McCaslin Blvd Ste 201, Louisville, CO 80027	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	6.1	6.1	6.2	—%
Profile Performance, Inc. and Eidak Real Estate, L.L.C.	(#,^)	1740 Wheatstone Drive, Grayson, GA 30017	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	101.5	101.5	116.6	0.04%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	(#,^)	1111 S Tillotson Ave, Muncie, IN 47304	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	113.8	113.8	130.7	0.04%
Michael S. Korfe dba North Valley Auto Repair	(#,^)	30 Maple St., Summit, NJ 07901	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	12.3	12.3	14.1	—%
Actknowledge,Inc dba Actknowledge	(#,^)	231 Main St., Stanford, CT 06901	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	6.2	6.2	6.2	—%
SuzyQue’s LLC dba Suzy Que’s	(#,^)	1985 B St., Colorado Springs, CO 80906	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	48.4	48.4	55.5	0.02%
Little People’s Village, LLC dba Little People’s Village	(#,^)	4181 9th Ave West, Bradenton, FL 34025	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	24.5	24.5	28.1	0.01%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	(#,^)	305 Shirley Ave, Douglas, GA 31533	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	89.7	89.7	102.8	0.03%
Shree OM Lodging, LLC dba Royal Inn	(#,^)	360 Lexington Ave, 8th Floor, New York, NY 10017	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	21.8	21.8	24.9	0.01%
Lodin Medical Imaging, LLC dba Watson Imaging Center	(#,^)	6187 NW 167th St. Unit H3, Miami, FL 33015	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	4.9	4.9	4.9	—%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	(#,^)	340 Tom Reeve Drive, Carrolton, GA 30117	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	26.6	26.6	30.5	0.01%
K9 Bytes, Inc & Epazz, Inc	(#)	340 Tom Reeve Drive, Carrolton, GA 30117	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	1.4	1.4	1.4	—%
Elan Realty, LLC and Albert Basse Asociates, Inc.	(#,^)	4954 Space Center Drive, San Antonio, TX 78218	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	177.9	177.9	203.4	0.06%
Success Express,Inc. dba Success Express	(#,^)	7007 Boeing Drive, El Paso, TX 79925	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/29/2020	2.8	2.8	2.8	—%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	(#,^)	2900 South 20th St., Philadelphia, PA 19145	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	39.0	39.0	44.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Newsome Trucking Inc and Kevin Newsome	(#,^)	162 West 84th St., New York, NY 10024	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	191.4	191.4	218.5	0.07%
Members Only Software, Inc	(#,^)	15 Frederick Place, Hicksville, NY 11801	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2020	0.9	0.9	0.9	—%
ActKnowledge,Inc dba ActKnowledge	(#,^)	1708 HWY 113 SW, CARTERSVILLE, GA 30120	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2020	0.2	0.2	0.2	—%
I-90 RV & Auto Supercenter	(#,^)	325 N. Milwaukee Ave, Ste G1, Wheeling, IL 60090	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	57.7	57.7	65.9	0.02%
Zouk, Ltd. dba Palma	(#,^)	28-28 1/2 Cornelia St., New York, NY 10014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/25/2020	0.5	0.5	0.5	—%
Tanner Optical Inc. dba Murphy Eye Care	(#,^)	39581 Garfield Rd, Clinton Township, MI 48038	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	72.5	72.5	82.6	0.03%
Lahoba,LLC dba Papa John's Pizza	(#,^)	40515 Pumpkin Center Rd, Hammond, LA 70403	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	32.3	32.3	36.8	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	39581 Garfield Rd, Clinton Township, MI 48038	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	19.2	19.2	19.8	0.01%
KMC RE, LLC & B&B Kennels	(#,^)	401 Caribou St., Simla, CO 80835	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	44.1	44.1	50.1	0.02%
ROVER REPAIRS	(#,^)	5690 Pine Lane Circle, Bessemer, AL 35022	Repair and Maintenance	Term Loan	Prime plus 2.5%	11/28/2029	43.8	43.8	47.1	0.01%
The Alba Financial Group, Inc.	(#,^)	635 - 637 Londonderry Lane, Denton, TX 76205	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	3/10/2021	2.2	2.2	2.2	—%
D & D's Divine Beauty School of Esther, LLC	(#,^)	3001 Pontchartrain Drive, Slidell, LA 70458	Educational Services	Term Loan	6%	8/1/2031	42.5	42.5	40.7	0.01%
Bliss Coffee and Wine Bar, LLC	(#)	4920 Lincoln Ave Route 53, Lisle, IL 60532	Food Services and Drinking Places	Term Loan	6%	11/30/2022	62.8	62.8	61.5	0.02%
Zog Inc.	(#,^)	24 Wakefield St., Rochester, NH 13867	Other Information Services	Term Loan	Prime plus 2.75%	10/31/2020	1.6	1.6	1.6	—%
Connect Litigation Technology, Inc.	(#,^)	1790 Broadway Ste 716, New York, NY 10019	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2%	10/18/2025	18.5	18.5	19.0	0.01%
1911 East Main Street Holdings, Corp	(#,^)	44600 Michigan Ave, Canton, MI 48188	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	10.3	10.3	11.5	—%
Water Works Laundromat, LLC	(#)	2267 Fernberg Trail, Ely, MN 55731	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	134.0	134.0	140.1	0.04%
Dave Kris, and MDK Ram Corp.	(#,^)	7516 B 2nd St., NW, Albuquerque, NM 87107	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	21.9	21.9	23.0	0.01%
Gill Express Inc. dba American Eagle Truck Wash	(#,^)	365 Fifth Ave, New York, NY 10016	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/5/2027	137.5	137.5	145.6	0.04%
Head To Toe Personalized Pampering, Inc.	(#,^)	520 E. 8th St., Anderson, IN 46012	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	7.5	7.5	8.2	—%
Christopher F. Bohon & Pamela D. Bohon	(#,^)	34 South Valley Rd, West Orange, NJ 07052	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	2.3	2.3	2.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Mogas Limited	(#,^)	904 North 66th St., Philadelphia, PA 19151	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2030	57.8	57.8	63.1	0.02%
Shree Om Lodging, LLC dba Royal Inn	(#,^)	64-68 North Central Ave, Valley Stream, NY 11580	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	53.1	53.1	57.9	0.02%
Moonlight Multi Media Production, Inc.	(#,^)	2030 W. Northwest Highway, Dallas, TX 75220	Other Information Services	Term Loan	5.3%	2/1/2025	1.3	1.3	1.3	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	(#)	3915 Watson Rd, St. Louis, MO 63109	Repair and Maintenance	Term Loan	6%	8/26/2024	10.5	10.5	10.3	—%
McCallister Venture Group, LLC and Maw's Vittles, Inc.	(#,^)	2879 Limekiln Pike, Glenside, PA 19038	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	9.4	9.4	10.2	—%
Chong Hun Im dba Kim's Market	(#,^)	325 N. Milwaukee Ave, Ste G1, Wheeling, IL 60090	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	5.0	5.0	5.2	—%
Whirlwind Car Wash, Inc.	(#)	175 Campanelli Park Way, Stroughton, MA 02072	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	12.4	12.4	12.9	—%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	(#,^)	550 Eighth Ave, New York, NY 10018	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	13.3	13.3	14.0	—%
Min Hui Lin	(#,^)	1041 John D Hebert Rd, Breaux Bridge, LA 70517	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	13.4	13.4	14.3	—%
Delta Partners, LLC dba Delta Carwash	(#,^)	2320 2nd St., Albuquerque, NM 87107	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	33.8	33.8	36.2	0.01%
Auto Sales, Inc.	(#,^)	2262 HWY 53W, Jasper, GA 30143	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	4.1	4.1	4.0	—%
Taste of Inverness, Inc. dba China Garden	(#,^)	1250 Connecticut Ave NW Ste 200, Washington, DC 20036	Food Services and Drinking Places	Term Loan	Prime plus 2%	6/29/2025	5.7	5.7	5.8	—%
Ralph Werner dba Werner Transmission Inc	(#,^)	365 Fifth Ave, New York, NY 10016	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	0.7	0.7	0.7	—%
Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	(#,^)	4505 South I-90 Service Rd, Rapid City, SD 57703	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	24.3	24.3	23.7	0.01%
OrthoQuest, P.C.	(#,^)	28 Cornelia St., New York, NY 10014	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	1.3	1.3	1.3	—%
Track Side Collision & Tire, Inc.	(#,^)	305 Shirley Ave, Douglas, GA 31533	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	3.2	3.2	3.4	—%
Deesha Corporation, Inc. dba Best Inn & Suites	(#,^)	5900 Sepulveda Blvd, Van Nuys, CA 91411	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	17.4	17.4	17.9	0.01%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	(#,^)	620 W. Judge Perez Drive, Chalmette, LA 70163	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	3.5	3.5	3.6	—%
Gain Laxmi, Inc. dba Super 8 Motel	(#,^)	3330 North Beach St., Haltom City, TX 76111	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	10.3	10.3	10.4	—%
Naseeb Corporation	(#,^)	6004 City Park Rd, Austin, TX 78730	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	17.1	17.1	17.5	0.01%
Stillwell Ave Prep School	(#,^)	301 MACDADE BLVD, COLLINGDALE, PA 19023	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	3.1	3.1	3.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										327,446
Alyssa Corp dba Knights Inn	(#,^)	1420 Spring Hill Rd, McLain, VA 22102	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	31.3	31.3	31.8	0.01%
Bhailal Patel dba New Falls Motel	(#,^)	5524 Germantown Ave, Philadelphia, PA 19144	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	1.2	1.2	1.2	—%
Pegasus Automotive, Inc.	(#,^)	1402-A Handlir Drive, Bel Air, MD 21015	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	4.0	4.0	4.0	—%
P. Agrino, Inc. dba Andover Diner	(#,^)	595 Bethlehem Pike, Ste 404, Montgomeryville, PA 18936	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	1.8	1.8	1.8	—%
Total SBA Unguaranteed Accrual Investments							$361,925.1	$361,925.1	$372,120.2	113.64%

SBA Unguaranteed Non-Accrual Investments (3) (22)										327446
200 North 8th Street Associates LLC and Enchanted Acres Fa	(*,#)	200 North 8th St., Reading, PA 19601	Food Manufacturing	Term Loan	6.25%	5/4/2028	445.6	445.6	315.0	0.10%
3SIXO Motorsports LLC dba 3SIXO Motorsports Shop	(*,#,^)	217 W Main St., Centralia, WA 98531	Motor Vehicle and Parts Dealers	Term Loan	7.75%	1/6/2029	94.6	94.6	59.0	0.02%
6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	(*,#)	6 Price Ave, Norwalk, CT 06840	Administrative and Support Services	Term Loan	8%	9/24/2039	237.3	237.3	229.4	0.07%
Pauley Tree and Lawn Care Inc	(*,#)	6 Price Ave, Norwalk, CT 06854	Administrative and Support Services	Term Loan	8.25%	7/28/2025	46.6	46.6	45.0	0.01%
Accuair Control Systems LLC dba Accuair Suspension	(*,#,^)	831 Buckley Rd, San Luis Obispo, CA 93401	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	102.4	102.4	49.5	0.02%
Acton Hardware LLC and Mark Allgood & Jamie Allgood	(*,#,^)	31814 Crown Valley Rd, Acton, CA 93510	Building Material and Garden Equipment and Supplies Dealers	Term Loan	8%	3/24/2041	117.1	117.1	27.8	0.01%
Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	(*,#)	12485-12489 NW 44th St., Coral Springs, FL 33071	Repair and Maintenance	Term Loan	7.75%	3/31/2040	318.3	318.3	165.4	0.05%
Alive Design, LLC	(*,#)	234 Middle St., Middletown, CT 06457	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	12.6	12.6	9.3	—%
All About Kids and Families Medical Center, Inc.	(*,#,^)	12086 FT Caroline Rd, Ste. 102,103,401,402,403, 501,502, Jacksonville, FL 32225	Ambulatory Health Care Services	Term Loan	8.25%	1/13/2029	364.9	364.9	275.0	0.08%
All Printing Solutions, Inc. dba Pryntcomm	(*,#,^)	303 E. Sioux Ave, Pierre, SD 57501	Printing and Related Support Activities	Term Loan	7.75%	6/27/2041	491.8	491.8	210.6	0.06%
Allied Welding Inc.	(*,#,^)	1820 N. Santa Fe Ave, Chillicothe, IL 61523	Fabricated Metal Product Manufacturing	Term Loan	8.25%	12/15/2041	719.8	719.8	679.0	0.21%
Amboy Group, LLC dba Tommy Moloney's	(*,#)	1 Amboy Ave, Woodbridge, NJ 07095	Food Manufacturing	Term Loan	7%	6/24/2025	1,458.1	1,458.1	1,450.4	0.44%
Anglin Cultured Stone Products LLC	(*,#,^)	877 Salem Church Rd, Newark, DE 19702	Construction of Buildings	Term Loan	8.25%	12/27/2042	630.5	630.5	334.1	0.10%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										327446
Anglin Cultured Stone Products LLC dba Anglin Construcion	(*,#)	877 Salem Church Rd, Newark, DE 19702	Specialty Trade Contractors	Term Loan	8.25%	1/12/2029	60.8	60.8	—	—%
Anglin Cultured Stone Products LLC dba Anglin Construction	(*,#)	877 Salem Church Rd, Newark, DE 19702	Specialty Trade Contractors	Term Loan	8.25%	6/30/2025	193.3	193.3	186.9	0.06%
Anglin Cultured Stone Products LLC dba Anglin Construction	(*,#,^)	877 Salem Church Rd, Newark, DE 19702	Construction of Buildings	Term Loan	8.25%	9/26/2028	95.5	95.5	—	—%
Arclay ,LLC	(*,#,^)	49 Geyser Rd Ste 100, Saratoga Springs, NY 12866	Nonmetallic Mineral Product Manufacturing	Term Loan	8%	5/5/2030	137.1	137.1	37.3	0.01%
Arrow Freight Inc	(*,#,^)	1000 Jorie Boulevard Ste 250, Oak Brook, IL 60523	Truck Transportation	Term Loan	8.25%	3/30/2028	656.2	656.2	252.3	0.08%
Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	(*,#)	2646 South Rd, Poughkeepsie, NY 12601	Gasoline Stations	Term Loan	7.75%	9/26/2024	15.7	15.7	15.1	—%
AWA Fabrication & Construction, L.L.C.	(*,#)	811 Country Rd #99, Headland, AL 36345	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.4	34.4	2.5	—%
B&B Fitness and Barbell, Inc. dba Elevations Health Club	(*,#)	Route 611 North, Scotrun, PA 18355	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	1,393.3	1,393.3	327.1	0.10%
B4 Fitness LLC dba The Zoo Health Club	(*,#,^)	4 Beehive Dr, Epping, NH 03042	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	9/23/2026	67.8	67.8	35.4	0.01%
Baker Sales, Inc. d/b/a Baker Sales, Inc.	(*,#)	60207 Camp Villere Rd, Slidell, LA 70460	Nonstore Retailers	Term Loan	6%	3/29/2036	177.4	177.4	58.7	0.02%
Band Sawn Lumber,LLC and Nathan Ryan Adams	(*,#,^)	1873 State Highway 29, Johnstown, NY 12095	Wood Product Manufacturing	Term Loan	7.75%	5/15/2042	110.8	110.8	52.5	0.02%
Fieldstone Quick Stop LLC(OC) Barber Investments LLC (EPC) Thadius M B	(*,#)	190 Route 3, South China, ME 04358	Gasoline Stations	Term Loan	6%	9/30/2038	400.4	400.4	33.0	0.01%
Barber Investments LLC and Fieldstone Quickstop LLC and Maine Dollar D	(*,#)	190 Rt 3, South China, ME 04358	Gasoline Stations	Term Loan	6.25%	8/15/2039	146.3	146.3	—	—%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	(*,#,^)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	1,608.1	1,669.7	557.3	0.17%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	(*,#)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	7.25%	12/30/2024	85.4	85.4	82.6	0.03%
Bebos Inc dba Pizza Hut & Sunoco	(*,#)	2003 West 5th St., Clifton, TX 76634	Gasoline Stations	Term Loan	7.75%	3/28/2028	214.1	214.1	53.7	0.02%
Bone Bar & Grill LLC	(*,#)	3547 &3551 Philipsburg Bigler Hwy, West Decatur, PA 16878	Food Services and Drinking Places	Term Loan	7%	6/30/2042	73.4	73.4	61.8	0.02%
Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	(*,#)	201 Highland Ave, East Syracuse, NY 13057	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/13/2039	201.2	201.2	146.6	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										327446
BQRS, Inc. DBA Gresham Meineke Car Care Center	(*,#,^)	18081 SE Division St., Portland, OR 97236	Repair and Maintenance	Term Loan	8.25%	6/30/2027	54.2	54.2	43.1	0.01%
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	(*,#)	690 South Creek Rd, West Chester, PA 19382	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/30/2031	179.3	179.3	176.3	0.05%
Busby Outdoor LLC	(*,#,^)	1734 Wansley Rd, Laurel, MS 39440	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	684.7	684.7	640.0	0.20%
Busby Outdoor LLC	(*,#,^)	1734 Wansley Rd, Laurel, MS 39440	Real Estate	Term Loan	Prime plus 2.75%	8/29/2042	537.9	537.9	502.8	0.15%
Calhoun Satellite Communications Inc and Transmission Solutions Group	(*,#)	1914 Tigertail Blvd, Dania, FL 33004	Broadcasting (except Internet)	Term Loan	6.75%	2/27/2025	724.2	724.2	—	—%
Calhoun Satellite Communications, Inc.	(*,#)	1914 Tigertail Boulevard, Dania Beach, FL 33004	Telecommunications	Term Loan	7%	12/2/2026	189.1	189.1	42.0	0.01%
Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	(*,#)	310 25th Ave N. St. Ste. 201, Nashville, TN 37203	Ambulatory Health Care Services	Term Loan	7.75%	5/15/2025	556.4	556.4	82.3	0.03%
Cardinal Homes Inc,.Alouette Holdings Inc.,Bret Berneche &,orothy M	(*,#,^)	525 Barnsville Highway, Wylliesburg, VA 23976	Wood Product Manufacturing	Term Loan	8%	12/14/2026	868.8	868.8	840.0	0.26%
Cardinal Homes Inc. and Bret A Berneche	(*,#,^)	525 Barnesville Highway, Wylliesburg, VA 23976	Wood Product Manufacturing	Term Loan	8%	12/14/2041	116.7	116.7	112.8	0.03%
Cardinal Homes, Inc	(*,#,^)	525 Barnsville Highway, Wylliesburg, VA 23976	Wood Product Manufacturing	Term Loan	8.25%	10/27/2027	95.7	95.7	92.5	0.03%
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	(*,#)	320 Fair St., Kutztown, PA 19530	Transit and Ground Passenger Transportation	Term Loan	7.5%	9/30/2027	366.2	366.2	354.1	0.11%
CD Game Exchange Inc.	(*,#,^)	3719 N Mississippi, Portland, OR 97227	Merchant Wholesalers, Durable Goods	Term Loan	8.25%	9/28/2026	10.4	10.4	10.1	—%
Central Medical Clinic, PLLC- Clinica Central	(*,#)	393 North Dunlap St. Ste LL26, LL34, LL38, St Paul, MN 55104	Ambulatory Health Care Services	Term Loan	8.25%	6/7/2029	307.2	307.2	109.3	0.03%
Chickamauga Properties, Inc., MSW Enterprises, LLP	(*,#)	214 Sutherland Way, Rocky Face, GA 30740	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	57.1	0.02%
Chickamauga Properties, Inc. and MSW Enterprises, LLP	(*,#)	214 Sutherland Way, Rocky Face, GA 30740	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	10/19/2022	43.5	43.5	42.0	0.01%
Children First Home Health Care Inc	(*,#,^)	1220 Broadcasting Rd Ste 202, Wyomissing, PA 19610	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2028	282.4	282.4	44.5	0.01%
Clark Realty LLC	(*,#,^)	4 Walker Way, Albany, NY 12205	Real Estate	Term Loan	8%	8/29/2041	73.3	73.3	18.8	0.01%
CLU Amboy, LLC (EPC) and Amboy Group, LLC (OC) dba Tommy Moloney's	(*,#)	One Amboy Ave, Woodbridge, NJ 07095	Food Manufacturing	Term Loan	7%	12/27/2023	440.0	440.0	435.8	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										327446
Clearwater Transportation LTD dba Thrifty Car Rental, Dollar Rent A Ca	(*,#,^)	8790 Crownhill Blvd, San Antonio, TX 78209	Rental and Leasing Services	Term Loan	8.25%	11/29/2027	153.7	153.7	16.8	0.01%
CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	(*,#,^)	717 Titus Ave, Rochester, NY 14617	Food Services and Drinking Places	Term Loan	8.25%	11/20/2040	232.4	232.4	41.1	0.01%
Colts V LLC and Nowatzke Service Center, Inc dba Nowatzke Truck & Trai	(*,#)	6900 Whitmore Lake Rd, Whitmore Lake, MI 48189	Repair and Maintenance	Term Loan	6.75%	9/26/2039	553.3	553.3	478.7	0.15%
Conference Services International ETC LLC	(*,#,^)	4802 West Van Buren St., Phoenix, AZ 85007	Administrative and Support Services	Term Loan	8%	8/14/2028	597.0	597.0	376.1	0.11%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	(*,#)	380 E. Borden Rd, Rose City, MI 48654	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	220.5	220.5	107.3	0.03%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	(*,#)	380 E. Borden Rd, Rose City, MI 48654	Broadcasting (except Internet)	Term Loan	6.25%	4/30/2022	94.3	94.3	—	—%
CZAR Industries, Inc.	(*,#,^)	1424 Heath Ave, Ewing, NJ 08638	Machinery Manufacturing	Term Loan	8.25%	12/19/2027	219.9	219.9	78.9	0.02%
D&G Capital LLC dba Miami Grill 277	(*,#,^)	2521 North Federal Highway, Unit C, Boca Raton, FL 33431	Food Services and Drinking Places	Term Loan	6.5%	12/16/2025	44.7	44.7	21.6	0.01%
Darian L Hampton DDS PA and Darian L. Hampton	(*,#)	3610 N Josey Lane Ste 104, Carrollton, TX 75007	Ambulatory Health Care Services	Term Loan	8.25%	12/20/2028	292.6	292.6	3.1	—%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	(*,#,^)	2685 US Hwy 41, Calhoun, GA 30701	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	1,316.8	1,316.8	476.7	0.15%
Douglas Printy Motorsports, Inc. dba Blackburn Trike	(*,#)	1410 Medina Rd, Medina, OH 44256	Motor Vehicle and Parts Dealers	Term Loan	8.25%	3/9/2040	155.9	155.9	83.0	0.03%
Doxa Deo Inc dba Luv 2 Play	(*,#,^)	1600 Village Market Blvd, Leesburg, VA 20175	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	2/28/2026	81.3	81.3	79.9	0.02%
Dr. Richard Rolle JR, PLLC dba Rolle Oral & Facial Surgery PLLC	(*,#,^)	1515 Shopton Rd, Charlotte, NC 28217	Ambulatory Health Care Services	Term Loan	7.5%	9/29/2042	869.9	869.9	575.5	0.18%
Dr. Richard R. Rolle, Jr., PLLC dba Rolle Oral & Facial Surgery	(*,#,^)	9615 Caldwell Commons Circle, Ste. B, Cornelius, NC 28031	Ambulatory Health Care Services	Term Loan	7.5%	12/18/2027	122.3	122.3	—	—%
Driven Warehouse/Distribution LLC	(*,#)	271 East North Ave, Glendale, IL 60139	Truck Transportation	Term Loan	8%	12/22/2027	726.2	726.2	423.9	0.13%
DTM Parts Supply Inc.	(*,#)	31 Sageman St, Mount Vernon, NY 10550	Merchant Wholesalers, Durable Goods	Term Loan	7%	6/2/2025	47.6	47.6	36.2	0.01%
DuCharme Realty LLC and DuCharme Enterprises LLC dba Specialty	(*,#)	1717 Highway 200, Noxon, MT 59853	Wood Product Manufacturing	Term Loan	8%	2/2/2040	163.3	163.3	49.8	0.02%
Dynamic Dental Corporation	(*,#,^)	3760 NW 126th Ave, Coral Springs, FL 33065	Merchant Wholesalers, Durable Goods	Term Loan	7.5%	5/31/2029	60.4	60.4	24.7	0.01%
E & I Holdings, LP & PA Farm Products, LLC	(*,#)	1095 Mt Airy Rd, Stevens, PA 17578	Food Manufacturing	Term Loan	6%	4/30/2030	4,705.2	4,811.6	2,669.4	0.82%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										327446
Earth First Recycling LLC	(*,#,^)	400 Island Park Rd, Easton, PA 18040	Merchant Wholesalers, Durable Goods	Term Loan	8%	12/6/2027	72.8	72.8	69.2	0.02%
Earth First Recycling, LLC and 191 Clark Road, LLC	(*,#,^)	400 Island Park Rd, Easton, PA 18040	Merchant Wholesalers, Durable Goods	Term Loan	8%	6/5/2027	338.0	338.0	321.3	0.10%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	(*,#,^)	11949 Borden Ave, San Fernando, CA 91340	Specialty Trade Contractors	Term Loan	8.25%	12/31/2022	43.9	43.9	43.2	0.01%
Ericon Inc. dba Quik Pik	(*,#,^)	740 Davenport Ave, Freemont, NE 68025	Gasoline Stations	Term Loan	8.25%	3/24/2027	54.2	54.2	—	—%
Ericon, Inc.	(*,#,^)	740 Davenport Ave, Fremont, NE 68025	Gasoline Stations	Term Loan	8.25%	12/1/2041	705.6	705.6	644.1	0.20%
Ericon, Inc. dba Quik Pik	(*,#,^)	740 Davenport Ave, Freemont, NE 68025	Gasoline Stations	Term Loan	8.25%	12/15/2041	322.8	322.8	—	—%
ERT Group Inc and Curt's Tools Inspection Inc	(*,#,^)	5229 142nd Dr. NW, Williston, ND 58801	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	1,178.9	1,178.9	1,035.0	0.32%
Europlast Ltd	(*,#)	100 Industrial Lane, Endeavor, WI 53930	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	312.9	312.9	53.5	0.02%
Europlast Ltd	(*,#)	100 Industrial Lane, Endeavor, WI 53930	Plastics and Rubber Products Manufacturing	Term Loan	6%	5/31/2023	73.4	73.4	—	—%
Evergreen Pallet LLC and Evergreen Recycle LLC	(*,#,^)	302 W 53rd St N., Wichita, KS 67204	Wood Product Manufacturing	Term Loan	8.25%	3/16/2026	912.8	912.8	298.4	0.09%
Evernook Valley Milk LLC	(*,#,^)	7448 Emmerson Rd, Everson, WA 98247	Animal Production and Aquaculture	Term Loan	7.5%	8/31/2042	637.5	637.5	457.3	0.14%
Excel RP Inc	(*,#,^)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	8/30/2023	66.8	66.8	58.4	0.02%
Excel RP Inc	(*,#,^)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	3/25/2026	95.2	95.2	58.9	0.02%
Excel RP, Inc./Kevin and Joann Foley	(*,#)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	7/8/2028	32.4	32.4	31.4	0.01%
Ezzo Properties, LLC and Great Lakes Cleaning, Inc.	(*,#)	1405 Combermere Dr., Troy, MI 48083	Administrative and Support Services	Term Loan	7.75%	12/20/2027	241.9	241.9	—	—%
New Image Building Services, Inc. dba New Image Repair Services	(*,#)	1405 Combermere Dr., Troy, MI 48083	Repair and Maintenance	Term Loan	7.75%	8/23/2037	158.5	158.5	60.3	0.02%
New Image Building Services Inc. dba New Image Repair Services; The Ma	(*,#)	1405 Combermer Dr., Troy, MI 48083	Repair and Maintenance	Term Loan	7.75%	10/29/2023	197.1	197.1	—	—%
New Image Building Services, Inc. dba The Maids serving Oakland and Ma	(*,#,^)	320 Church St., Mount Clemens, MI 48043	Administrative and Support Services	Term Loan	7.75%	1/19/2026	67.8	67.8	—	—%
New Image Building Services, Inc.dba The Maids Servicing Oakland &Maco	(*,#,^)	1405 Combermere Dr, Troy, MI 48083	Administrative and Support Services	Term Loan	7.75%	12/21/2026	39.0	39.0	—	—%
New Image Building Services, Inc.	(*,#,^)	1405 Combermere Dr, Troy, MI 48083	Administrative and Support Services	Term Loan	7.75%	5/18/2027	138.9	138.9	—	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										327446
Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	(*,#)	267 Saw Mill River Rd, Elmsford, NY 10523	Specialty Trade Contractors	Term Loan	6.75%	6/17/2025	299.5	299.5	112.7	0.03%
Florida Apnea Diagnostics LLC	(*,#,^)	2664 Cypress Ridge Boulevard Ste. 101 & 102 A, Wesley Chapel, FL 33544	Ambulatory Health Care Services	Term Loan	8.25%	10/20/2027	143.4	143.4	66.0	0.02%
Florida Apnea Diagnostics, LLC	(*,#,^)	2664 Cypress Ridge Boulevard, Stes 101&102, Wesley Chapel, FL 33624	Ambulatory Health Care Services	Term Loan	8.25%	7/24/2028	20.1	20.1	—	—%
Frontier Sand LLC	(*,#,^)	305 Country Highway AA, New Auburn, WI 54757	Mining (except Oil and Gas)	Term Loan	8.25%	11/30/2027	463.6	463.6	318.6	0.10%
Galaforo Construction and Companies LLC	(*,#,^)	1770 Stumpf Boulevard, Terrytown, LA 70056	Construction of Buildings	Term Loan	7.5%	12/15/2042	33.6	33.6	31.9	0.01%
Galaforo Construction LLC and Paul M Galaforo, Jr.	(*,#)	1770 Stumpf Boulevard, Terrytown, LA 70056	Construction of Buildings	Term Loan	7.5%	12/15/2027	329.0	329.0	14.5	—%
GEM2K, LLC dba Precision Precast Group	(*,#,^)	4150 E Magnolia St., Phoenix, AZ 85034	Miscellaneous Manufacturing	Term Loan	8.25%	5/19/2027	140.4	140.4	23.6	0.01%
Grand Manor Realty, Inc. & Kevin LaRoe	(*,#)	318 S. Halsted St., Chicago, IL 60661	Real Estate	Term Loan	6%	2/20/2023	19.0	19.0	18.3	0.01%
Graphics,Type and Color Enterprises Inc dba Clubflyers.com and GTC Med	(*,#,^)	2300 NW 7th Ave, Miami, FL 33127	Printing and Related Support Activities	Term Loan	8.25%	9/28/2041	821.5	821.5	780.9	0.24%
Green Country Filter Manufacturing LLC	(*,#,^)	1415 S. 70th E Ave, Tulsa, OK 74112	Miscellaneous Manufacturing	Term Loan	8%	4/27/2026	59.4	59.4	7.2	—%
H.M.C, Incorporated	(*,#,^)	7190 Oakland Mills Rd Ste 10, Columbia, MD 21046	Furniture and Related Product Manufacturing	Term Loan	8.25%	7/3/2028	183.8	183.8	174.7	0.05%
Hagerstown Muffler, Inc. and JMS Muffler, Inc	(*,#)	1390 Dual Highway, Hagerstown, MD 21740	Repair and Maintenance	Term Loan	8%	9/24/2040	150.0	150.0	142.8	0.04%
Harrelson Materials Management,Inc	(*,#)	1101 Russell Rd, Shreveport, LA 71107	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	465.2	465.2	4.6	—%
Hartford Cardiology Group LLC and Ideal Nutrition of Connecticut LLC	(*,#,^)	345 North Main St., West Hartford, CT 06117	Ambulatory Health Care Services	Term Loan	0%	5/15/2024	451.5	451.5	—	—%
HDD Solutions, LLC	(*,#)	6550 Progress Parkway, Cedar Hill, MO 63016	Heavy and Civil Engineering Construction	Term Loan	8.25%	12/31/2028	552.8	552.8	334.9	0.10%
HG Ventures, Inc.	(*,#,^)	100 Phoenix Dr, Finleyville, PA 15332	Truck Transportation	Term Loan	7.5%	3/9/2028	120.9	120.9	33.8	0.01%
HG Ventures, Inc. dba Diamond Head Trucking	(*,#,^)	100 Phoenix Dr, Finleyville, PA 15332	Truck Transportation	Term Loan	7.5%	6/29/2030	776.3	776.3	158.4	0.05%
Home Again Restaurant LLC	(*,#)	9524 Camp Lake Rd, Salem, WI 53168	Food Services and Drinking Places	Term Loan	6.25%	6/30/2040	0.4	0.4	0.3	—%
Insight Vision Care, PC, CRMOD Lubbock, P.C.,Vielm Vision Eyecare Inc	(*,#,^)	4899 Griggs Rd, Houston, TX 77021	Ambulatory Health Care Services	Term Loan	7.75%	12/27/2043	1,084.6	1,084.6	236.5	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										327446
J and K Fitness L.L.C. dba Physiques Womens Fitness Center	(*,#,^)	2505 Verot School RD, Lafayette, LA 70508	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	2/28/2041	90.1	90.1	—	—%
J&K Fitness, LLC dba Physiques Womens Fitness Center	(*,#)	2505 Verot School Rd, Lafayette, LA 70508	Amusement, Gambling, and Recreation Industries	Term Loan	8%	6/8/2036	14.6	14.6	8.0	—%
J Olson Enterprises LLC and Olson Trucking Direct, Inc.	(*,#)	311 Ryan St, Holmen, WI 54636	Truck Transportation	Term Loan	6%	6/28/2025	628.4	628.4	20.6	0.01%
JN Thompson Ent,Inc.	(*,#,^)	400 5th Ave S Ste 100, Naples, FL 34102	Construction of Buildings	Term Loan	7.75%	12/7/2028	377.5	377.5	197.2	0.06%
Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	(*,#)	200 West Adams St, Cochranton, PA 16314	Motor Vehicle and Parts Dealers	Term Loan	6.25%	10/29/2039	11.1	11.1	5.2	—%
Kids at Heart,LLC dba Monster Mini Golf	(*,#,^)	10 Newbury St., Danvers, MA 01923	Amusement, Gambling, and Recreation Industries	Term Loan	6.75%	9/22/2026	19.3	19.3	13.9	—%
Kidtastic LLC dba The Little Gym of Audubon	(*,#,^)	2850 Audubon Dr, Audubon, PA 19403	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	7/27/2026	44.9	44.9	20.8	0.01%
Kneading Dough LLC dba NY Bagel Cafe & Deli,NY Bagle, New York Bagle,N	(*,#)	10287 Okeechobee Blvd #13, Royal Palm Beach, FL 33411	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2029	18.1	18.1	17.8	0.01%
Kostekos Inc dba New York Style Pizza	(*,#)	10 South King St., Gloucester, NJ 08030	Food Services and Drinking Places	Term Loan	8%	2/6/2040	61.9	61.9	11.8	—%
LA Diner Inc dba Loukas L A Diner	(*,#)	3205 Route 22 East, Branchburg, NJ 08876	Food Services and Drinking Places	Term Loan	7.25%	9/28/2037	92.8	92.8	91.3	0.03%
LAN Doctors Inc	(*,#)	14 Pierson Court, Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	8.25%	8/28/2025	59.8	59.8	58.8	0.02%
LAN Doctors Inc	(*,#,^)	14 Pierson Court, Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	8.25%	3/16/2026	43.4	43.4	27.4	0.01%
Lan Doctors, Inc.	(*,#,^)	14 Pierson Court, Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	8.25%	12/7/2026	203.3	203.3	—	—%
Linqserv Inc.	(*,#,^)	1555 Lyell Ave, Rochester, NY 14606	Transit and Ground Passenger Transportation	Term Loan	7.5%	11/9/2027	285.6	285.6	60.9	0.02%
Lowgap Grocery & Grill LLC	(*,#,^)	8773 West Pine St., Lowgap, NC 27024	General Merchandise Stores	Term Loan	7.25%	3/24/2041	48.0	48.0	23.6	0.01%
M & H Pine Straw Inc and Harris L. Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	3/21/2023	197.4	197.4	59.7	0.02%
M & H Pine Straw, Inc and Harris L. Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	49.4	49.4	48.6	0.01%
M & H Pine Straw, Inc.and Harris Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	7/10/2020	27.4	27.4	22.5	0.01%
M & H Pinestraw, Inc. and Harris L. Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	12/15/2021	133.8	133.8	49.8	0.02%
Magill Truck Line LLC and Jeff J. Ralls	(*,#,^)	211 West 53rd St. N., Park City, KS 67204	Truck Transportation	Term Loan	8%	3/11/2029	186.2	186.2	92.9	0.03%
Mariam Diner Inc dba Country Kitchen Restaurant	(*,#,^)	17393 Main St., Hesperia, CA 92345	Food Services and Drinking Places	Term Loan	8%	3/18/2026	42.8	42.8	17.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										327446
Matchless Transportation LLC dba First Class Limo	(*,#)	31525 Aurora Rd # 5, Solon, OH 44139	Transit and Ground Passenger Transportation	Term Loan	6.25%	5/31/2020	119.2	119.2	4.3	—%
MB Xpress Inc	(*,#,^)	159 D'Arcy Parkway, Lathrop, CA 95330	Truck Transportation	Term Loan	8.25%	9/19/2028	1,156.1	1,156.1	923.4	0.28%
Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	(*,#,^)	780 S Peace Haven Rd, Winston Salem, NC 27103	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	7%	11/25/2025	10.5	10.5	4.8	—%
Mellow Sweets, Inc dba Jaafer Sweets & Marwan Hamdan	(*,#,^)	4825 North Kedzie Ave, Chicago, IL 60625	Food Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	53.0	53.0	1.1	—%
MIT LLC	(*,#,^)	11 North Peach ST., Medford, OR 97504	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	84.9	84.9	61.4	0.02%
Modern Manhattan LLC	(*,#,^)	250 Park Ave South, New York, NY 10003	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	11/25/2024	126.7	126.7	120.4	0.04%
Modern Manhattan, LLC	(*,#,^)	162 N 3rd St., Philadelphia, PA 19106	Furniture and Home Furnishings Stores	Term Loan	7.5%	9/20/2020	20.2	20.2	19.2	0.01%
Modern on the Mile, LLC dba Ligne Roset	(*,#,^)	162 N. 3rd St., Philadelphia, PA 19106	Furniture and Home Furnishings Stores	Term Loan	7.5%	5/25/2021	36.8	36.8	35.0	0.01%
Mojo Brands Media, LLC	(*,#)	3260 University Blvd., Ste 100, Winter Park, FL 32792	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	725.0	725.0	112.6	0.03%
Morris Glass and Construction Inc	(*,#)	40058 Highway 30, Astoria, OR 97103	Specialty Trade Contractors	Term Loan	15%	10/1/2023	387.3	387.3	193.2	0.06%
MTV Bowl, Inc. dba Legend Lanes	(*,#)	4190 State Rd, Cuyahoga Falls, OH 44223	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	6/30/2036	191.5	191.5	136.3	0.04%
Mustafa Inc dba Adiba Grocery	(*,#,^)	5712 Wurzbach Rd, San Antonio, TX 78238	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/17/2025	69.5	69.5	67.2	0.02%
Mustafa Inc and Raouf Properties LLC	(*,#,^)	3538 Pin Oak Dr, San Antonio, TX 78229	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	69.6	69.6	67.3	0.02%
N Transport LLC	(*,#,^)	5348 W Brown Ave, Fresno, CA 93722	Truck Transportation	Term Loan	8%	11/20/2027	385.5	385.5	79.0	0.02%
N Transport LLC	(*,#,^)	294 N. Fruit Ave, Fresno, CA 93706	Truck Transportation	Term Loan	8.25%	11/20/2042	175.3	175.3	139.9	0.04%
Neville Galvanizing, Inc	(*,#)	2983 Grand Ave, Pittsburgh, PA 15225	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	235.7	235.7	—	—%
Olsen Bros. Transportation, Inc. & Golden Spike Leasing, LLC	(*,#,^)	2520 Pennsylvania Ave, Ogden, UT 84401	Truck Transportation	Term Loan	8.25%	6/20/2028	531.9	531.9	76.7	0.02%
P & M Entertainment, LLC dba Luv 2 Play	(*,#,^)	35 Lafayette Rd Ste #8, North Hampton, NH 03862	Amusement, Gambling, and Recreation Industries	Term Loan	6%	5/10/2028	106.1	106.1	102.6	0.03%
Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Globa	(*,#)	412 and 500 Main St., La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2026	570.7	570.7	19.4	0.01%
Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Serv	(*,#,^)	412 and 500 Main St., La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2041	110.1	110.1	71.2	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										327446
Peter K Lee MD, PC dba Atlanta Primary Care	(*,#,^)	211 Roberson Mill Rd, Milledgeville, GA 31061	Ambulatory Health Care Services	Term Loan	8.25%	9/13/2043	859.6	859.6	831.0	0.25%
Peter K Lee MD, PC dba Atlanta Primary Care LLC	(*,#,^)	5 Ashford Way, Hawkinsville, GA 31061	Ambulatory Health Care Services	Term Loan	8.25%	9/13/2028	381.0	381.0	368.4	0.11%
Play4Fun dba Luv 2 Play	(*,#,^)	13722 Jamboree Rd, Irvine, CA 92602	Amusement, Gambling, and Recreation Industries	Term Loan	7.5%	3/7/2028	156.7	156.7	125.0	0.04%
PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc., T	(*,#,^)	2040 Dowdy Ferry, Dallas, TX 75218	Specialty Trade Contractors	Term Loan	8.25%	12/19/2038	494.7	494.7	478.3	0.15%
Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand and	(*,#,^)	13851 S State HWY 34, Scurry, TX 75158	Specialty Trade Contractors	Term Loan	8.25%	10/28/2025	479.9	479.9	317.0	0.10%
PS Camping Inc.	(*,#,^)	43595 US Hwy 50, Canon City, CO 81212	Accommodation	Term Loan	8.25%	12/1/2027	18.5	18.5	17.8	0.01%
PS Camping, Inc. dba Prospectors RV Resort	(*,#,^)	43659&43595 US Highway 50, Canon City, CO 81212	Accommodation	Term Loan	8.25%	5/19/2042	240.8	240.8	232.8	0.07%
Ramjay Inc.	(*,#,^)	85 S. Bragg St. Ste 303, Alexandria, VA 22312	Transit and Ground Passenger Transportation	Term Loan	8.25%	1/13/2027	375.6	375.6	77.9	0.02%
Randall Miller Company, Inc and Boyz Transportation Services, LLC	(*,#,^)	256 Blackley Rd, Bristole, TN 37620	Truck Transportation	Term Loan	7.75%	7/31/2029	838.2	838.2	137.9	0.04%
RDT Enterprises LLC	(*,#)	2134 Helton Dr, Florence, AL 35630	Specialty Trade Contractors	Term Loan	7%	9/15/2027	80.6	80.6	38.4	0.01%
RDT Enterprises, LLC	(*,#)	2134 Helton Dr, Florence, AL 35630	Specialty Trade Contractors	Term Loan	7%	12/31/2028	59.9	59.9	48.9	0.01%
Recovery Boot Camp, LLC, Rule 62, Inc. and Healing Properties, LLC	(*,#,^)	85 SW 5th Ave, Delray Beach, FL 33444	Ambulatory Health Care Services	Term Loan	7.75%	12/28/2028	115.6	115.6	9.3	—%
Return to Excellence Inc	(*,#,^)	176 Country Club Dr, Waynesville, NC 28786	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	1/27/2027	15.6	15.6	15.1	—%
Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	(*,#)	176 Country Club Dr, Waynesville, NC 28786	Amusement, Gambling, and Recreation Industries	Term Loan	8%	10/10/2039	1,154.0	1,154.0	1,115.7	0.34%
Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	(*,#,^)	5245 Bucks Bar Rd, Placerville, CA 95667	Beverage and Tobacco Product Manufacturing	Term Loan	8.25%	1/19/2030	230.9	230.9	219.5	0.07%
Roundhay Partners LLC and Roundhay Farming LLC	(*,#,^)	6160 Granite Spring Rd, Somerset, CA 95684	Crop Production	Term Loan	8.25%	8/8/2042	902.1	902.1	819.7	0.25%
Rich's Food Stores LLC dba Hwy 55 of Wallace	(*,#,^)	611 East Southerland St., Wallace, NC 28466	Food Services and Drinking Places	Term Loan	8.25%	9/14/2026	99.3	99.3	16.6	0.01%
Rich's Food Stores LLC dba Hwy 55 of Wallace	(*,#,^)	611 East Southerland St., Wallace, NC 28466	Food Services and Drinking Places	Term Loan	8.25%	11/9/2026	37.1	37.1	—	—%
Route 130 SCPI Holdings LLC (EPC) Route 130 SCPI Operations LLC (OC) d	(*,#)	423-429 Route 156, Trenton, NJ 08620	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	279.5	279.5	37.1	0.01%
Sanabi Investment, LLC dba Oscar's Moving and Storage	(*,#,^)	11421 N W 107th St., #13, Miami, FL 33178	Truck Transportation	Term Loan	7.5%	6/20/2027	$95.9	$95.9	38.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										327446
Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	(*,#,^)	2 Sand Hill Cove Rd, Narragansett, RI 02882	Food Services and Drinking Places	Term Loan	8.25%	12/27/2041	$413.0	$413.0	221.9	0.07%
SDA Holdings LLC and Les Cheveux Salon Inc	(*,#,^)	306 McClanahan St., Roanoke, VA 24014	Personal and Laundry Services	Term Loan	7.5%	12/15/2040	108.5	108.5	66.6	0.02%
Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	(*,#)	3822 State Route 3, Red Bud, IL 62278	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	2/10/2030	524.2	524.2	22.9	0.01%
SG Linke LLC	(*,#,^)	413 N Alfaya Trail P11, Orlando, FL 32828	Clothing and Clothing Accessories Stores	Term Loan	8.25%	5/12/2027	67.3	67.3	65.1	0.02%
Shaffer Automotive Repair, LLC	(*,#)	1485 North McQueen Rd #1, Gilbert, AZ 85233	Repair and Maintenance	Term Loan	7%	5/24/2030	132.8	132.8	38.3	0.01%
Shane M. Howell and Buck Hardware and Garden Center, LLC	(*,#)	1007 Lancaster Pike, Quarryville, PA 17566	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.5%	12/27/2038	113.4	113.4	13.1	—%
Soregard Inc	(*,#,^)	605 Birch Dr, Maquoketa, IA 52060	Furniture and Related Product Manufacturing	Term Loan	7.5%	6/30/2041	152.8	152.8	37.7	0.01%
Sourceco Limited Liability Company	(*,#,^)	17 Palmer Ave, West Long Branch, NJ 07764	Merchant Wholesalers, Nondurable Goods	Term Loan	6.5%	12/17/2025	30.2	30.2	26.3	0.01%
Sovereign Communications LLC	(*,#)	26 E 3 Mile Rd,, Sault Sainte Marie, MI 49783	Broadcasting (except Internet)	Term Loan	6.75%	2/7/2024	627.4	627.4	129.0	0.04%
STK Ventures Inc dba JP Dock Service & Supply	(*,#)	12548 N State Highway 7, Climax Springs, MO 65324	Specialty Trade Contractors	Term Loan	6%	5/9/2037	31.6	31.6	4.7	—%
Stormrider Inc dba Shirley's Stormrider Inc	(*,#)	1335 N. Gable Rd, St. Hedwig, TX 78152	Truck Transportation	Term Loan	7.25%	9/23/2025	53.1	53.1	—	—%
Stormrider Inc dba Shirley's Stormrider, Inc	(*,#)	1335 N Gable Rd, St Hedwig, TX 78152	Truck Transportation	Term Loan	7.75%	11/25/2024	102.9	102.9	12.4	—%
Street Magic Enterprise LLC	(*,#,^)	1700 E Bridge St., New Lisbon, WI 93950	Gasoline Stations	Term Loan	7.75%	12/21/2027	86.3	86.3	—	—%
Street Magic Enterprise LLC dba New Lisbon Travel Mart	(*,#,^)	1700 East Bridge St., New Lisbon, WI 53950	Gasoline Stations	Term Loan	7.5%	11/7/2042	419.0	419.0	223.6	0.07%
Summitsoft Corporation	(*,#,^)	11105 Mockingbird Dr, Omaha, NE 68137	Publishing Industries (except Internet)	Term Loan	7.75%	7/26/2028	115.4	115.4	61.8	0.02%
Suncrest Stone Products LLC	(*,#,^)	341 County Farm Rd, Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	7.25%	8/29/2041	612.5	612.5	236.3	0.07%
Suncrest Stone Products LLC	(*,#,^)	341 County Farm Rd, Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	7.5%	8/29/2026	536.6	536.6	124.9	0.04%
T and B Boots Inc dba Takken's Shoes	(*,#,^)	72 South Main St., Templeton, CA 93465	Clothing and Clothing Accessories Stores	Term Loan	7.25%	6/17/2026	204.5	204.5	—	—%
T and B Boots Inc dba Takken's Shoes	(*,#)	72 South Main St., Templeton, CA 93465	Clothing and Clothing Accessories Stores	Term Loan	7.25%	12/7/2026	95.2	95.2	79.7	0.02%
Tarver-Henley Inc. and Tar-Hen LLC	(*,#,^)	2125 College Ave, Jackson, AL 36545	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.75%	6/21/2042	97.8	97.8	50.0	0.02%
The Jig, LLC	(*,#,^)	3115 Camp Phillips Rd, Wausau, WI 54403	Food Services and Drinking Places	Term Loan	8.25%	10/24/2042	25.6	25.6	24.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										327446
The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	(*,#,^)	29291 Amerihost Dr, Dowagiac, MI 49047	Accommodation	Term Loan	8.25%	12/5/2041	335.1	335.1	313.3	0.10%
The Woods at Bear Creek LLC and Bear Creek Entertainment LLC dba The	(*,#)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	7%	9/29/2039	489.6	489.6	473.3	0.14%
Transmission Solutions Group, Inc. and Calhoun Satellite Communicatio	(*,#)	1007 &1009 Old Route 119, Hunker, PA 15639	Telecommunications	Term Loan	7%	12/2/2041	64.7	64.7	—	—%
TX Superior Communications, LLC	(*,#,^)	6223 Krempen Ave, San Antonio, TX 78233	Specialty Trade Contractors	Term Loan	8%	3/19/2028	85.5	85.5	72.2	0.02%
United States Plastic Equipment LLC	(*,#,^)	4447 OH-303, Mantua, OH 44255	Merchant Wholesalers, Durable Goods	Term Loan	8.25%	12/13/2028	137.1	137.1	4.8	—%
Victorian Restaurant and Tavern, LLC	(*,#,^)	226 Maple Ave, Cheshire, CT 06410	Food Services and Drinking Places	Term Loan	8.25%	2/22/2042	104.4	104.4	28.1	0.01%
Webb Eye Associates, PA	(*,#,^)	1720 S W W White Rd, San Antonio, TX 78220	Ambulatory Health Care Services	Term Loan	7.25%	7/19/2027	71.2	71.2	33.6	0.01%
White Hawk Inc.	(*,#,^)	2101 Dr. Martin Luther King Jr. Blvd, Stockton, CA 95205	Truck Transportation	Term Loan	8.25%	12/15/2026	919.4	919.4	889.0	0.27%
Wilban LLC	(*,#,^)	454 US Highway 22, Whitehouse Station, NJ 08889	Food Services and Drinking Places	Term Loan	7.5%	3/11/2026	93.2	93.2	90.1	0.03%
Wilban LLC	(*,#)	454 US Highway 22, Whitehouse Station, NJ 08889	Food Services and Drinking Places	Term Loan	7.25%	3/28/2039	402.7	402.7	263.5	0.08%
Zeeba Company, Inc dba Zeeba Rent-A-Van & 5 Star Rent- A-Van	(*,#,^)	3200 Wilshire Blvd Ste 1000, Los Angeles, CA 90010	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	652.5	652.5	630.8	0.19%
Zahmel Restaurant Suppliers Corp dba Cash & Carry;Zahners Hardware;Zan	(*,#,^)	33-51 11th St., Astoria, NY 11106	Merchant Wholesalers, Nondurable Goods	Term Loan	8.25%	4/28/2027	75.8	75.8	61.9	0.02%
Total Unguaranteed Non-Accrual SBA Investments							$61,460.7	$61,628.7	$32,816.7	10.02%

Total Unguaranteed SBA Investments							$423,385.8	$423,553.8	$404,936.9	123.67%

SBA Guaranteed Accrual Investments (4a)									327,446
Matrix Z LLC	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	11.6	11.6	12.5	—%
Rello Inc.	8063 Jericho Turnpike, Woodbury, NY 11797	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	5.6	5.6	6.1	—%
2Choice2Friends LLC	901 W Braker Lane, Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	11.7	11.7	12.6	—%
Disability Resolution	1619 Malon Bay Dr, Orlando, FL 32828	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/30/2029	2.8	2.8	3.0	—%
NYM Solutions Inc.	1250 NW 7th St. Ste 201, Miami, FL 33125	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	11.8	11.8	12.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
Crystal Cleaning Service	26 Cooper Rd, Byhalia, MS 38611	Administrative and Support Services	Term Loan	Prime plus 6.5%	5/9/2029	9.4	9.4	10.2	—%
Clowers Trucking by Faith LLC	705 E Brookwood PL, Valdosta, GA 31601	Truck Transportation	Term Loan	Prime plus 6.5%	5/23/2029	11.6	11.6	12.6	—%
MCM Design LLC	5926 Vinings Vintage Way, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	9.4	9.4	10.2	—%
Still Photography	195 Terrace Place, Apt. 2, Brooklyn, NY 11218	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	11.8	11.8	12.8	—%
Archer Cleaners Inc.	1514 W. 33rd St., Chicago, IL 60608	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	11.8	11.8	12.8	—%
Law Office of Paula Padilla PLLC	2211 E Highland Ave Ste 130, Phoenix, AZ 85016	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/13/2029	4.7	4.7	5.1	—%
Bonadi Inc.	9858 W Sample Rd, Coral Springs, FL 33065	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/17/2029	11.8	11.8	12.8	—%
AA Horseplay, LLC	34565 Ranch Dr, Brownsville, OR 97327	Animal Production and Aquaculture	Term Loan	Prime plus 6.5%	6/20/2029	11.8	11.8	12.8	—%
Campuscuts LLC	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	7.1	7.1	7.7	—%
Port Diesel LLC	3212 Alex Trask Dr, Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	11.8	11.8	12.8	—%
Menshka Inc.	88 High St., Mountclair, NJ 07042	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	7/10/2029	11.9	11.9	13.0	—%
The Bean Coffee Company, LLC	112 South Main St., Spring Hill, KS 66083	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	7/17/2029	11.9	11.9	13.0	—%
Lawrence Adeyemo & Co LLC	209-34 112 Ave, Queens Village, NY 11429	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	7/19/2029	9.5	9.5	10.4	—%
Gradstreet LLC	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Nonstore Retailers	Term Loan	Prime plus 6.5%	7/30/2029	11.9	11.9	13.0	—%
A&S Services LLC	3888 Lightner Rd, Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	8/7/2029	11.9	11.9	13.0	—%
Crystal Clear Accounting	34099 Tuscan Creek Way, Temecula, CA 92592	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/26/2029	3.1	3.1	3.4	—%
Doghouse Sport Fishing Charters Inc.	83413 Overseas Highway, Islamorada, FL 33036	Scenic and Sightseeing Transportation	Term Loan	Prime plus 6.5%	8/30/2029	11.9	11.9	13.1	—%
No Push Back LLC	2223 Dungan Ave, Bensalem, PA 19020	Personal and Laundry Services	Term Loan	Prime plus 6.5%	8/30/2029	11.6	11.6	12.7	—%
Softcare247 LLC	4191 Naco Perrin Blvd, San Antonio, TX 78217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/11/2029	12.0	12.0	13.2	—%
Host Marketing LLC	206 Bell Lane, Ste B, West Monroe, LA 71291	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/18/2029	12.0	12.0	13.2	—%
Standard Real Estate Services LLC	500 West Silver Spring Dr, Ste K 200,, Glendale, WI 53217	Real Estate	Term Loan	Prime plus 6.5%	9/19/2029	12.0	12.0	13.2	—%
Bargain Store	107 Tabernacle Church Rd, Candor, NC 27229	General Merchandise Stores	Term Loan	Prime plus 6.5%	10/11/2029	12.1	12.1	13.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
Powerlift Dumbwaiters Inc.	2444 Georgia Slide Rd, Georgetown, CA 95634	Machinery Manufacturing	Term Loan	Prime plus 6.5%	10/16/2029	11.9	11.9	13.1	—%
Pine Mountain Residential LLC	10240 Cosmopolitan Circle, Parker, CO 80134	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	10/16/2029	12.1	12.1	13.3	—%
James Clark and Company Inc.	8885 Haven Ave, Ste 120, Rancho Cucamonga, CA 91730	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	10/22/2029	12.1	12.1	13.3	—%
Deer Valley Sport Shop LLC	507 Bamboo Rd, Boone, NC 28607	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 6.5%	11/7/2029	12.1	12.1	13.4	—%
Sean McNamara	5639 Wood Lane, Allentown, PA 18106	Nonstore Retailers	Term Loan	Prime plus 6.5%	11/14/2029	12.1	12.1	13.4	—%
Bucklin Sumner & Associates	650 NE Holladay St. Ste 1600, Portland, OR 97232	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 6.5%	11/14/2029	12.1	12.1	13.4	—%
The Pinnacle Group	105 Springside Dr, Akron, OH 44333	Social Assistance	Term Loan	Prime plus 6.5%	11/14/2029	12.1	12.1	13.4	—%
Pen’s Electric Company, Inc	504 Fairfax Ave, Nashville, TN 37212	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	11/21/2029	12.1	12.1	13.4	—%
Standard Capital Corp.	2377 Wessington Dr, Virginia Beach, VA 23456	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	12/5/2029	12.2	12.2	13.4	—%
Scott’s Hardware Inc	200 Tuckerton Rd, Medford, NJ 08055	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 6.5%	12/6/2029	12.2	12.2	13.4	—%
HADD Corp	364 Rugby Rd, Cedarhurst, NY 11516	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/17/2029	12.2	12.2	13.4	—%
La Tradicion Cubana Inc.	1336 SW 8th St., Miami, FL 33135	Miscellaneous Store Retailers	Term Loan	Prime plus 6.5%	12/20/2029	12.2	12.2	13.5	—%
This is a Fly Closet LLC	12408 Kingsview St., Bowie, MD 20721	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 6.5%	1/30/2030	12.3	12.3	13.5	—%
2 N 1 Home and Lawn LLC	1300 Ridenour Boulevard, Kennesaw, GA 30152	Administrative and Support Services	Term Loan	Prime plus 6.5%	2/3/2030	12.3	12.3	13.6	—%
All Modes Transportation and Logistics	4313 Collingtree Dr, Rockledge, FL 32955	Support Activities for Transportation	Term Loan	Prime plus 6.5%	2/14/2030	12.3	12.3	13.6	—%
Icebox Café	219 NE 3rd St., Hallendale Beach, FL 33009	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/26/2030	1,292.3	1,292.3	1,429.3	0.44%
Kanga Lean	3139 Little Rd Space A-5, Trinity, FL 34655	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/16/2030	176.3	176.3	195.2	0.06%
IV Purpose Inc.	1489 Fulton St., Brooklyn, NY 11216	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/25/2029	114.5	114.5	126.6	0.04%
Oak Park Social	14691 W 11 Mile Rd, Oak Park, MI 48237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/12/2045	407.6	407.6	462.1	0.14%
Moon Group, Inc.	145 Moon Rd, Chesapeake City, MD 21915	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	3,508.3	3,508.3	3,787.1	1.16%
Beau & HB Inc. dba Beau’s Billard, Bowling & Arcade	100 Village Rd, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	114.5	114.5	125.4	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
Hackstaff Restaurants	248 W 1st. St. Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	435.1	435.1	476.5	0.15%
Coral Springs Family Wellness LLC	2902 North University Dr, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2030	362.0	362.0	400.2	0.12%
National Stone Management	804-810 W Shady Grove Rd, Grand Prairie, TX 75050	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/31/2044	810.1	810.1	895.2	0.27%
LuluBelle's Mountain Banana Bread LLC	1063 Carousel Rd, Lake Arrowhead, CA 92352	Food Manufacturing	Term Loan	Prime plus 2.75%	4/21/2045	545.3	545.3	616.9	0.19%
Love Playing LLC	2200 Eastridge Loop, San Jose, CA 95122	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2030	461.7	461.7	511.3	0.16%
AJN Innocations LLC	6704 Main St., Miami Lakes, FL 33014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/15/2030	190.2	190.2	210.6	0.06%
The Cow Harbor Beer Company	19 Scudder Ave, Northport, NY 11768	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	7/11/2030	750.6	750.6	831.3	0.25%
NJ Floats	327 Route 202/206, Bedminster Township, NJ 07921	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	5/12/2045	282.4	282.4	320.2	0.10%
Kuros LLC dba Alexander Lake Lodge	21221 Baron Lake Dr, Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus 2.75%	3/19/2045	37.6	37.6	42.6	0.01%
Emmalina LLC	3602 Rock Bay Dr, Louisville, KY 40245	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/21/2030	37.8	37.8	41.8	0.01%
Daftarnow Inc.	8 Campus Dr. Ste 105, Parsippany, NJ 07054	Real Estate	Term Loan	Prime plus 2.75%	7/30/2030	252.1	252.1	279.2	0.09%
Sherwood Sporthorses Inc.	20502 Forestview, Magnolia, TX 77355	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2045	413.4	413.4	468.7	0.14%
Chet Lemon Enterprises	1544 Lane Park Cut off, Tavares, FL 32778	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/3/2030	320.2	320.2	354.6	0.11%
Jones Roger Shermann Inn Inc.	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/4/2030	86.3	86.3	95.5	0.03%
Native Fields Landscaping LLC	73 Taylor Rd, Wharton, NJ 07885	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/13/2045	1,162.9	1,162.9	1,317.0	0.40%
American Pharmaceutical Innovation Company, LLC	1425 Centre Circle, Downers Grove, IL 60515	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	48.3	48.3	48.3	0.01%
Edel Family Management Corp	2207 Coney Island Ave, Brooklyn, NY 11223	PPP	Term Loan	1.0%	4/30/2022	39.2	39.2	39.2	0.01%
The Rabbi Grafman Endowment Fund for Temple Emanu-El	2100 Highland Ave South, Birmingham, AL 35205	PPP	Term Loan	1.0%	4/30/2022	3.0	3.0	3.0	—%
Surf Cup Sports	2037 Park Dale Ln, Encinitas, CA 92024	PPP	Term Loan	1.0%	4/30/2022	19.0	19.0	19.0	0.01%
AM House	22322 Burton St, Canoga Park, CA 91304	PPP	Term Loan	1.0%	4/30/2022	7.7	7.7	7.7	—%
Eat Here LLC	500 S Main St, Las Vegas, NV 89101	PPP	Term Loan	1.0%	4/30/2022	4.8	4.8	4.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
Masood A. Rizvi, MD.	900 Pompton Ave, Ste B-1, Cedar Grove, NJ 07009	PPP	Term Loan	1.0%	4/30/2022	3.8	3.8	3.8	—%
Casetabs	3333 Michelson Dr, Ste 240, Irvine, CA 92612	PPP	Term Loan	1.0%	4/30/2022	38.5	38.5	38.5	0.01%
James D. Paliwoda, A Law Corporation	1000 Lakes Dr, Ste 230, West Covina, CA 91790	PPP	Term Loan	1.0%	4/30/2022	12.3	12.3	12.3	—%
Medical Review Service	13400 Marsh Landing, West Palm Beach, FL 33418	PPP	Term Loan	1.0%	4/30/2022	31.3	31.3	31.3	0.01%
North Carolina Custom Modulars, LLC	1936 US-64, Murphy, NC 27203	PPP	Term Loan	1.0%	4/30/2022	7.8	7.8	7.8	—%
Thrive TC LLC	4888 Town Center Pkwy, Ste 106, Jacksonville, FL 32246	PPP	Term Loan	1.0%	5/4/2022	5.5	5.5	5.5	—%
Kenco Inc	774 Mays Blvd, Ste 10-574, Incline Village, NV 89451	PPP	Term Loan	1.0%	5/4/2022	2.4	2.4	2.4	—%
Glynwood Center, Inc.	362 Glynwood Rd, Cold Spring, NY 10516	PPP	Term Loan	1.0%	5/4/2022	30.3	30.3	30.3	0.01%
San Basilio, LLC	12305 SW 38th St., Ocala, FL 34481	PPP	Term Loan	1.0%	5/4/2022	2.5	2.5	2.5	—%
Stephen Binder DDS	3900 W Fullerton Ave, Chicago, IL 60647	PPP	Term Loan	1.0%	5/4/2022	3.0	3.0	3.0	—%
Mto Summerlin	10970 Rosemary Park Dr, Ste #100, Las Vegas, NV 89135	PPP	Term Loan	1.0%	5/4/2022	4.8	4.8	4.8	—%
Asthma & Allergy Medical Care, P.C.	68 Nassau Rd, Huntington, NY 11743	PPP	Term Loan	1.0%	5/4/2022	16.1	16.1	16.1	—%
SK8CLICK INC	17062 Westport Dr, Huntington Beach, CA 92649	PPP	Term Loan	1.0%	5/4/2022	1.9	1.9	1.9	—%
Provino's South, Inc.	14485 Hopewell Rd, Alpharetta, GA 30004	PPP	Term Loan	1.0%	5/5/2022	18.2	18.2	18.2	0.01%
Kore Surgical Inc	26636 Fond Du Lac Rd, Rancho Palos Verdes, CA 90275	PPP	Term Loan	1.0%	5/5/2022	8.0	8.0	8.0	—%
Buddy's Towing	830 Birch St, Daytona Beach, FL 32117	PPP	Term Loan	1.0%	5/5/2022	4.0	4.0	4.0	—%
EON.AI LLC	3401 North Miami Ave, Ste 211, Miami, FL 33127	PPP	Term Loan	1.0%	5/5/2022	2.5	2.5	2.5	—%
Superior Property Solutions	7009 E Country Highlands Dr, Floral City, FL 34436	PPP	Term Loan	1.0%	5/5/2022	2.5	2.5	2.5	—%
WHO Insurance Agency Inc	708 6th Ave SE #A, Decatur, AL 35601	PPP	Term Loan	1.0%	5/5/2022	0.9	0.9	0.9	—%
Ventum LLC	2775 South Highway 40, Ste 4, Heber City, UT 84032	PPP	Term Loan	1.0%	5/5/2022	8.1	8.1	8.1	—%
MacLeod and Company	3161 Michelson Dr, Irvine, CA 92612	PPP	Term Loan	1.0%	5/5/2022	7.5	7.5	7.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
Dance Daly Studio, LLC	24000 Alicia Parkway, #33, Mission Viejo, CA 92691	PPP	Term Loan	1.0%	5/5/2022	5.2	5.2	5.2	—%
Julius Schwarz LLC	50 Pascack Rd, Hillsdale, NJ 07642	PPP	Term Loan	1.0%	5/5/2022	4.0	4.0	4.0	—%
West & East Art Group	9 N Moore St, New York, NY 10013	PPP	Term Loan	1.0%	5/5/2022	3.3	3.3	3.3	—%
Soudan Metals Co	319 W 40th Pl, Chicago, IL 60609	PPP	Term Loan	1.0%	5/5/2022	64.3	64.3	64.3	0.02%
American Showcase Modulars, LLC	6281 US-29, Blairs, VA 24527	PPP	Term Loan	1.0%	5/5/2022	6.7	6.7	6.7	—%
Swirnow Capital Management Corp	500 Harborview Dr, Third Floor, Baltimore, MD 21230	PPP	Term Loan	1.0%	5/5/2022	10.0	10.0	10.0	—%
acaso master fund llc	6710 Benjamin Rd, Ste 100, Tampa, FL 33634	PPP	Term Loan	1.0%	5/6/2022	0.7	0.7	0.7	—%
GMS Racing LLC	1980 Festival Plaza Dr, Ste 770, Las Vegas, NV 89135	PPP	Term Loan	1.0%	5/6/2022	130.0	130.0	130.0	0.04%
D Bober LLC dba the Public Private Network	445 Hamilton Ave, Ste 1102, White Plains, NY 10601	PPP	Term Loan	1.0%	5/6/2022	2.8	2.8	2.8	—%
Ntrepid LLC	12801 Worldgate Dr, Ste 800, Herndon, VA 20170	PPP	Term Loan	1.0%	5/6/2022	720.2	720.2	720.2	0.22%
South Bay Cable	54125 Maranatha Dr, Idyllwild, CA 92549	PPP	Term Loan	1.0%	5/6/2022	80.4	80.4	80.4	0.02%
Basic L Corporation dba Action Industries	1120 Olympic Dr, Corona, CA 92881	PPP	Term Loan	1.0%	5/7/2022	43.1	43.1	43.1	0.01%
Fernway Solutions Inc.	34 Tidal Way, San Mateo, CA 94401	PPP	Term Loan	1.0%	5/7/2022	3.8	3.8	3.8	—%
KJM Medical, LLC	3012 Pinehurst Dr., Montgomery, AL 36111	PPP	Term Loan	1.0%	5/7/2022	1.0	1.0	1.0	—%
Nolan Construction	10 Fairway Dr, Deerfield Beach, FL 33441	PPP	Term Loan	1.0%	5/7/2022	2.1	2.1	2.1	—%
Care Values, Inc.	1905 Woodstock Rd, Ste 1250, Roswell, GA 30075	PPP	Term Loan	1.0%	5/7/2022	14.1	14.1	14.1	—%
Fried Chicken Kitchen LLC	1750 Market St, San Francisco, CA 94102	PPP	Term Loan	1.0%	5/7/2022	42.7	42.7	42.7	0.01%
Playback, Inc.	17 Ridge Ave, Natick, MA 01760	PPP	Term Loan	1.0%	5/7/2022	4.7	4.7	4.7	—%
Conglomerated Hosts, LTD	14485 Hopewell Rd, Alpharetta, GA 30004	PPP	Term Loan	1.0%	5/8/2022	12.7	12.7	12.7	—%
David A Beach, DMD, MS, PA	27605 Cashford Circle, Ste 101, Wesley Chapel, FL 33544	PPP	Term Loan	1.0%	5/8/2022	6.6	6.6	6.6	—%
Fleming Island Dental Care	1590 Island Ln, Ste 12, Fleming Island, FL 32003	PPP	Term Loan	1.0%	5/8/2022	6.9	6.9	6.9	—%
Dominion Glass & Mirror Inc.	14707-B Willard Rd, Chantilly, VA 20151	PPP	Term Loan	1.0%	5/8/2022	20.4	20.4	20.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
Allergy & Asthma Associates of Murray Hill, P.C.	35 E 35th St, Ste 202, New York, NY 10016	PPP	Term Loan	1.0%	5/8/2022	17.1	17.1	17.1	0.01%
Jeff O. Gonzalez, M.D., P.A.	2140 W 68th St, Ste 300, Hialeah, FL 33016	PPP	Term Loan	1.0%	5/11/2022	2.1	2.1	2.1	—%
J.P. Makhlouf, M.D., F.A.A.P., & Tiziana Anello, M.D., F.A.A.P., P.A. d/b/a Roseland Pediatrics	556 Eagle Rock Ave, Ste 106, Roseland, NJ 07068	PPP	Term Loan	1.0%	5/11/2022	12.8	12.8	12.8	—%
Sweet Dreams	480 Mondi Dr, Woodstock, GA 30188	PPP	Term Loan	1.0%	5/11/2022	5.0	5.0	5.0	—%
Legg's Welding Inc.	5871 Clay highway, Bickmore, WV 25019	PPP	Term Loan	1.0%	5/11/2022	9.5	9.5	9.5	—%
Drobu Media	1010 Brickell Ave Unit 4105, Miami, FL 33131	PPP	Term Loan	1.0%	5/11/2022	2.1	2.1	2.1	—%
Urban Clarity	13 S Elliott Pl, Brooklyn, NY 11217	PPP	Term Loan	1.0%	5/11/2022	2.1	2.1	2.1	—%
Scott Zucker P.A.	633 S Andrews Ave, #203, Fort Lauderdale, FL 33301	PPP	Term Loan	1.0%	5/11/2022	1.0	1.0	1.0	—%
Landmark IV Realty Inc.	3990 Sheridan St, Ste 105, Hollywood, FL 33021	PPP	Term Loan	1.0%	5/11/2022	0.9	0.9	0.9	—%
Leader, Leader & Zucker, PLLC	633 S Andrews Ave, #201, Fort Lauderdale, FL 33301	PPP	Term Loan	1.0%	5/11/2022	5.0	5.0	5.0	—%
Therapeutic Equestrian Center Inc	115 Stonecrop Lane, Cold Spring, NY 10516	PPP	Term Loan	1.0%	5/11/2022	6.5	6.5	6.5	—%
Rodney and Bernstein P.A.	1925 Brickell Ave, Ste D-207, Miami, FL 33129	PPP	Term Loan	1.0%	5/11/2022	17.1	17.1	17.1	0.01%
Tyler Pidgeon Sole Proprietor	10200 Sporting Club Dr, Raleigh, NC 27617	PPP	Term Loan	1.0%	5/11/2022	0.9	0.9	0.9	—%
Altea Group LLC	4510 Cheltenham Dr, Bethesda, MD 20814	PPP	Term Loan	1.0%	5/12/2022	1.2	1.2	1.2	—%
Temple Emanu-El	2100 Highland Ave, Birmingham, AL 35205	PPP	Term Loan	1.0%	5/12/2022	28.0	28.0	28.0	0.01%
American Automotive Aftermarket Inc.	50 Dunham Rd, Billerica, MA 01821	PPP	Term Loan	1.0%	5/12/2022	22.0	22.0	22.0	0.01%
Stanton Schwartz Design Group LLC	346 Congress St, #201, Boston, MA 02210	PPP	Term Loan	1.0%	5/12/2022	0.6	0.6	0.6	—%
Ernst Architect, PLLC	177 W Broadway, 3rd Floor, New York, NY 10013	PPP	Term Loan	1.0%	5/12/2022	17.6	17.6	17.6	0.01%
Dental Designs of Fort Myers, LLC	3220 Forum Blvd, #104, Fort Myers, FL 33905	PPP	Term Loan	1.0%	5/12/2022	34.8	34.8	34.8	0.01%
RX Psychological Services, LLC	5300 McNutt Rd, Ste 12, Santa Teresa, NM 88008	PPP	Term Loan	1.0%	5/12/2022	2.1	2.1	2.1	—%
KKAP El Sereno Laundry, LLC	4899 Huntington Dr North, Los Angeles, CA 90032	PPP	Term Loan	1.0%	5/12/2022	1.8	1.8	1.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
KTF Consulting	2471 N Geneva Terrace, Chicago, IL 60614	PPP	Term Loan	1.0%	5/12/2022	3.3	3.3	3.3	—%
HL Group Inc.	16690 Swingley Ridge Rd, Ste 100, Chesterfield, MO 63017	PPP	Term Loan	1.0%	5/13/2022	16.0	16.0	16.0	—%
Child Welfare League of America Inc.	727 15th St NW, Ste 1200, Washington, DC 20005	PPP	Term Loan	1.0%	5/13/2022	20.0	20.0	20.0	0.01%
Gray Global Advisors, LLC	300 New Jersey Ave NW, 9th Floor, Washington, DC 20001	PPP	Term Loan	1.0%	5/13/2022	8.1	8.1	8.1	—%
OrtenB Software	519 Lori Dr, Benicia, CA 94510	PPP	Term Loan	1.0%	5/13/2022	0.8	0.8	0.8	—%
Z Valet, Inc.	4221 Wilshire blvd, Ste 170-11, Los Angeles, CA 90010	PPP	Term Loan	1.0%	5/13/2022	33.9	33.9	33.9	0.01%
Quality Pool Management	161 Rombout Rd, Poughkeepsie, NY 12603	PPP	Term Loan	1.0%	5/13/2022	6.4	6.4	6.4	—%
Weisner Steel Products	77 Moraga Way, Ste F, Orinda, CA 94563	PPP	Term Loan	1.0%	5/13/2022	24.2	24.2	24.2	0.01%
Myrna Casta	1801 Century Park E, Ste 1100, Los Angeles, CA 90067	PPP	Term Loan	1.0%	5/13/2022	1.8	1.8	1.8	—%
Fairview Ford Sales, Inc.	292 N G St, San Bernardino, CA 92410	PPP	Term Loan	1.0%	5/13/2022	143.9	143.9	143.9	0.04%
Deep Ellum Art Co.	3200 Commerce St, Dallas, TX 75226	PPP	Term Loan	1.0%	5/14/2022	8.0	8.0	8.0	—%
Stress Analysis Services, Inc.	3920 Ira Rd, Akron, OH 44333	PPP	Term Loan	1.0%	5/14/2022	19.0	19.0	19.0	0.01%
Sun Cloud Holdings LLC	65 Hemlock Ln, Highland Park, IL 60035	PPP	Term Loan	1.0%	5/14/2022	0.8	0.8	0.8	—%
Retrotope, Inc.	4300 El Camino Real, Ste 201, Los Altos, CA 94022	PPP	Term Loan	1.0%	5/14/2022	28.3	28.3	28.3	0.01%
Mastermind Alliance Wealth Solutions Inc.	5271 Arnica Way, Santa Rosa, CA 95403	PPP	Term Loan	1.0%	5/14/2022	2.0	2.0	2.0	—%
Ashford AFH	15527 Burke Ave N, Shoreline, WA 98133	PPP	Term Loan	1.0%	5/14/2022	17.3	17.3	17.3	0.01%
Meredith Ward Fine Art, Inc.	44 East 74th St., Ste G, New York, NY 10021	PPP	Term Loan	1.0%	5/14/2022	3.2	3.2	3.2	—%
Tuckahoe Animal Hospital PLLC	20 Depot Square, Tuckahoe, NY 10707	PPP	Term Loan	1.0%	5/14/2022	14.0	14.0	14.0	—%
Melbourne United Laser Vision	1478 Highland Ave, Ste A, Melbourne, FL 32935	PPP	Term Loan	1.0%	5/14/2022	7.6	7.6	7.6	—%
Martin Medical Group	4422 N 75th St, Unit 4012, Scottsdale, AZ 85251	PPP	Term Loan	1.0%	5/14/2022	1.7	1.7	1.7	—%
Dalva Bros Inc.	53 E 77th St, New York, NY 10075	PPP	Term Loan	1.0%	5/14/2022	8.5	8.5	8.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
D. R. Horne & Company	117 Mercer St., Princeton, NJ 08540	PPP	Term Loan	1.0%	5/14/2022	4.1	4.1	4.1	—%
Uniglobal Pension Planning, Inc.	4114 Legato Rd, Ste 300, Fairfax, VA 22033	PPP	Term Loan	1.0%	5/15/2022	14.4	14.4	14.4	—%
Dominic Orfitelli, LLC	7101 Elizabeth Dr, McLean, VA 22101	PPP	Term Loan	1.0%	5/15/2022	3.1	3.1	3.1	—%
James Hundshamer CPA	223 S Glendora Ave, Glendora, CA 91741	PPP	Term Loan	1.0%	5/15/2022	7.0	7.0	7.0	—%
Grossman LLP	745 5th Ave, Ste 500, New York, NY 10151	PPP	Term Loan	1.0%	5/15/2022	7.1	7.1	7.1	—%
Temecula Hot Yoga, LLC DBA Hot Yoga Healthy You	31773 Temecula Pkwy, Temecula, CA 92592	PPP	Term Loan	1.0%	5/15/2022	1.7	1.7	1.7	—%
Alpine Metal Products, Inc.	2000 St John St, Easton, PA 18042	PPP	Term Loan	1.0%	5/15/2022	25.0	25.0	25.0	0.01%
Ranco Construction LLC	2 Coleman Ct, Southampton, NJ 08088	PPP	Term Loan	1.0%	5/15/2022	52.9	52.9	52.9	0.02%
Rumi K. Lakha D.O., Inc.	7136 Pacific Blvd, Ste 225, Huntington Park, CA 90255	PPP	Term Loan	1.0%	5/15/2022	21.7	21.7	21.7	0.01%
Chatham Pathology and Associates	5353 Reynolds St, Savannah, GA 31405	PPP	Term Loan	1.0%	5/15/2022	16.8	16.8	16.8	0.01%
Kevin C. McWilliams	225 W 35th St 14th Floor, New York, NY 10001	PPP	Term Loan	1.0%	5/15/2022	3.0	3.0	3.0	—%
Timothy G Greco, MD A Prof Corp	1260 Crestview Dr, Fullerton, CA 92833	PPP	Term Loan	1.0%	5/15/2022	3.4	3.4	3.4	—%
F T Brooks Inc.	1206 Powhatan St., Alexandria, VA 22314	PPP	Term Loan	1.0%	5/15/2022	2.1	2.1	2.1	—%
3 Options Consulting	2215 Palmer Pl, Tustin, CA 92782	PPP	Term Loan	1.0%	5/15/2022	4.9	4.9	4.9	—%
Marti E. Peck PhD	3990 Old Town Ave, Ste B100, San Diego, CA 92110	PPP	Term Loan	1.0%	5/15/2022	2.3	2.3	2.3	—%
Brookhollow Management Company	151 Kalmus Dr, F-1, Costa Mesa, CA 92626	PPP	Term Loan	1.0%	5/15/2022	30.6	30.6	30.6	0.01%
Mayer Fayes	18800 NE 29th Ave, Apt 114, Aventura, FL 33180	PPP	Term Loan	1.0%	5/15/2022	0.6	0.6	0.6	—%
Richard C. Watts, Inc.	1602 E 4th St, Santa Ana, CA 92701	PPP	Term Loan	1.0%	5/18/2022	6.1	6.1	6.1	—%
Paradise Shutters Inc	4353 Canton CT, Gulf Breeze, FL 32563	PPP	Term Loan	1.0%	5/18/2022	2.4	2.4	2.4	—%
M&A Services	320 East 53rd St., New York, NY 10022	PPP	Term Loan	1.0%	5/18/2022	12.6	12.6	12.6	—%
BEACHES JET SET PETS INC	949 12th Ave South, Jacksonville Beach, FL 32250	PPP	Term Loan	1.0%	5/18/2022	9.5	9.5	9.5	—%
Hotel Cheval, LLC	1021 Pine St, Paso Robles, CA 93446	PPP	Term Loan	1.0%	5/18/2022	17.5	17.5	17.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
Kohcoon LLC	4060 Woodridge Rd, Miami, FL 33133	PPP	Term Loan	1.0%	5/18/2022	2.9	2.9	2.9	—%
Leader & Leader P.A.	633 S Andrews Ave, #201, Fort Lauderdale, FL 33301	PPP	Term Loan	1.0%	5/18/2022	2.3	2.3	2.3	—%
Michael J Scherb DMD PA	2143 South Us Highway 1, Jupiter, FL 33477	PPP	Term Loan	1.0%	5/18/2022	14.2	14.2	14.2	—%
McGee Media LLC	156 Katonah Ave, Ste #202, Katonah, NY 10536	PPP	Term Loan	1.0%	5/18/2022	106.0	106.0	106.0	0.03%
te Neues Publishing Company LP	350 7th Ave, Ste 301, New York, NY 10001	PPP	Term Loan	1.0%	5/18/2022	12.1	12.1	12.1	—%
South City Construction	1111 Rancho Conejo Blvd, #205, Newbury Park, CA 91320	PPP	Term Loan	1.0%	5/18/2022	24.0	24.0	24.0	0.01%
Elixir Corporation	305 Shawnee North Dr, Ste 250, Suwanee, GA 30024	PPP	Term Loan	1.0%	5/18/2022	11.3	11.3	11.3	—%
Olivenhain Capital Partners	3521 Fortuna Ranch Rd, Encinitas, CA 92024	PPP	Term Loan	1.0%	5/18/2022	5.4	5.4	5.4	—%
Roselle-Stacy, Inc.	204 Sinclair Pl, Westfield, NJ 07090	PPP	Term Loan	1.0%	5/18/2022	1.3	1.3	1.3	—%
Lisa Stransky Real Estate LLC	10000 Falls Rd, Ste 300, Potomac, MD 20854	PPP	Term Loan	1.0%	5/18/2022	4.7	4.7	4.7	—%
JLR Realty Inc	119 Circle Dr, Manhasset, NY 11030	PPP	Term Loan	1.0%	5/18/2022	3.1	3.1	3.1	—%
Aldene Industrial Park	204 Sinclair Pl, Westfield, NJ 07090	PPP	Term Loan	1.0%	5/18/2022	2.2	2.2	2.2	—%
Doctors Despensary, LLC	6351 Vireo Ct, Lake Worth, FL 33463	PPP	Term Loan	1.0%	5/18/2022	1.6	1.6	1.6	—%
Yu-Song Yen DDS	5222 Balboa Ave, Ste 71, San Diego, CA 92117	PPP	Term Loan	1.0%	5/18/2022	3.3	3.3	3.3	—%
Wheelhouse Life Science Advisors	927 Regalo Way, San Ramon, CA 94583	PPP	Term Loan	1.0%	5/18/2022	11.6	11.6	11.6	—%
Keldon Paper Company	5960 Boxford Ave, Commerce, CA 90040	PPP	Term Loan	1.0%	5/19/2022	11.9	11.9	11.9	—%
Mark E Goldberg, esq.	130 North Main St., Port Chester, NY 10573	PPP	Term Loan	1.0%	5/19/2022	2.1	2.1	2.1	—%
John Woody Inc.	754 Harrison St, Jacksonville, FL 32220	PPP	Term Loan	1.0%	5/19/2022	27.6	27.6	27.6	0.01%
Chophouse 13	11362 San Jose Blvd, Ste 1, Jacksonville, FL 32223	PPP	Term Loan	1.0%	5/19/2022	20.4	20.4	20.4	0.01%
Shorstein & Shorstein PA	8265 Bayberry Rd, Jacksonville, FL 32256	PPP	Term Loan	1.0%	5/19/2022	42.3	42.3	42.3	0.01%
Doctors Medical Center of Walton County, PA	21 W Main Ave, Defuniak Springs, FL 32435	PPP	Term Loan	1.0%	5/19/2022	21.9	21.9	21.9	0.01%
Stephen Wang & Associates	950 3rd Ave, New York, NY 10022	PPP	Term Loan	1.0%	5/19/2022	12.5	12.5	12.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
Mecca Resources Inc	3033 Riviera Dr, Ste 101, Naples, FL 34103	PPP	Term Loan	1.0%	5/19/2022	6.3	6.3	6.3	—%
Susan Surell	26 Diamond Crest Ct, Baltimore, MD 21209	PPP	Term Loan	1.0%	5/19/2022	1.0	1.0	1.0	—%
SHAWN KASSMAN ESQ., P.C.	110 Carleton Ave, Central Islip, NY 11722	PPP	Term Loan	1.0%	5/19/2022	1.8	1.8	1.8	—%
Sybil Hill	1479 Mossy Branch Way, Mt Pleasant, SC 29464	PPP	Term Loan	1.0%	5/19/2022	0.8	0.8	0.8	—%
Felica Zwebner Design LLC	115 W 29th St, New York, NY 10001	PPP	Term Loan	1.0%	5/19/2022	0.8	0.8	0.8	—%
Robert Giarrusso	9 Sabine Lane, Hardyston, NJ 07416	PPP	Term Loan	1.0%	5/19/2022	0.6	0.6	0.6	—%
Susan Iannelli	26 Court St, Ste 1805, Brooklyn, NY 11242	PPP	Term Loan	1.0%	5/19/2022	1.0	1.0	1.0	—%
Sharrets, Paley, Carter & Blauvelt, PC	75 Broad St, New York, NY 10004	PPP	Term Loan	1.0%	5/19/2022	13.8	13.8	13.8	—%
CCG Advisors	817 W Peachtree St., Ste 205, Atlanta, GA 30308	PPP	Term Loan	1.0%	5/19/2022	21.5	21.5	21.5	0.01%
The Croft Offshore, LLC	1030 Bayside Ln, Weston, FL 33326	PPP	Term Loan	1.0%	5/19/2022	1.3	1.3	1.3	—%
ABRAHAM J DANIEL	18851 NE 29th Ave, #700, Aventura, FL 33180	PPP	Term Loan	1.0%	5/19/2022	2.1	2.1	2.1	—%
Sodales Partners LLC	11 Random Farms Circle, Chappaqua, NY 10514	PPP	Term Loan	1.0%	5/19/2022	1.5	1.5	1.5	—%
Mark Allen & Company, LLC	450 W 17th St, Unit 738, New York, NY 10011	PPP	Term Loan	1.0%	5/19/2022	2.2	2.2	2.2	—%
Susan Giarrusso	9 Sabine Ln, Franklin, NJ 07416	PPP	Term Loan	1.0%	5/19/2022	0.3	0.3	0.3	—%
SA Legends Lacrosse LLC	1011 Rancho Conejo Blvd, Newbury Park, CA 91320	PPP	Term Loan	1.0%	5/19/2022	10.1	10.1	10.1	—%
Laura Billon	1286 El Mercado Way,, Unit C, Oceanside, CA 92057	PPP	Term Loan	1.0%	5/19/2022	0.1	0.1	0.1	—%
Serge Loobkoff	215 S Santa Fe Ave, Ste 15, Los Angeles, CA 90012	PPP	Term Loan	1.0%	5/19/2022	0.2	0.2	0.2	—%
Florida Premier Cardiology LLC	11195 Jog Rd, Ste 6, Boynton Beach, FL 33437	PPP	Term Loan	1.0%	5/19/2022	8.0	8.0	8.0	—%
Specialty Coverage Insurance Agency (SPCIA)	1 Water St, 2nd Floor, Mystic, CT 06355	PPP	Term Loan	1.0%	5/20/2022	3.2	3.2	3.2	—%
Gregory A. Ebenfeld PA	11011 Sheridan St, Ste 113, Hollywood, FL 33026	PPP	Term Loan	1.0%	5/20/2022	2.2	2.2	2.2	—%
Caveonix	7777 Leesburg Pike, Ste 303 South, Falls Church, VA 22043	PPP	Term Loan	1.0%	5/20/2022	31.0	31.0	31.0	0.01%
Seamus Henchy and Associates	145 Hudson St, New York, NY 10013	PPP	Term Loan	1.0%	5/20/2022	10.0	10.0	10.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
Drink Here LLC	6410 S DURANGO DR, Ste 100, Las Vegas, NV 89113	PPP	Term Loan	1.0%	5/20/2022	4.6	4.6	4.6	—%
Sunren International, LLC	1141 Orange Ave, Monrovia, CA 91016	PPP	Term Loan	1.0%	5/20/2022	4.2	4.2	4.2	—%
Melanie L Kemmerer, DMD, PLLC	110 SW Suwannee Ave, Branford, FL 32008	PPP	Term Loan	1.0%	5/20/2022	2.9	2.9	2.9	—%
Sierra Music Publications, Inc.	2711 N Idaho Rd, Liberty Lake, WA 99019	PPP	Term Loan	1.0%	5/20/2022	1.6	1.6	1.6	—%
AllianceRad LLC	425 N Ocean Blvd, Unit 4, Boca Raton, FL 33432	PPP	Term Loan	1.0%	5/20/2022	2.1	2.1	2.1	—%
Testicular Cancer Commons	5415 SW 149th Ave, Beaverton, OR 97007	PPP	Term Loan	1.0%	5/20/2022	1.0	1.0	1.0	—%
Krista Saloom	7210 Corporate Ct, Frederick, MD 21703	PPP	Term Loan	1.0%	5/20/2022	1.3	1.3	1.3	—%
GARDEN LTC LLC	10 EVANS Dr, BROOKVILLE, NY 11545	PPP	Term Loan	1.0%	5/20/2022	1.3	1.3	1.3	—%
DIXIE CONTRACT CARPET INC	7523 PHILIPS HIGHWAY, Jacksonville, FL 32256	PPP	Term Loan	1.0%	5/20/2022	42.9	42.9	42.9	0.01%
KKAP Reseda Laundry LLC	18300 Vanowen St, Unit #5, Reseda, CA 91335	PPP	Term Loan	1.0%	5/20/2022	0.4	0.4	0.4	—%
RTP Corp.	2832 Center Port Cir, Pompano Beach, FL 33064	PPP	Term Loan	1.0%	5/20/2022	39.2	39.2	39.2	0.01%
KKAP Van Nuys Laundry, LLC	16105 Victory Blvd, Unit 9I, Van Nuys, CA 91406	PPP	Term Loan	1.0%	5/20/2022	0.8	0.8	0.8	—%
Brandy Cox, Inc	11818 Cupworth Ct, Huntersville, NC 28078	PPP	Term Loan	1.0%	5/20/2022	0.8	0.8	0.8	—%
Steven R Wynn Othidonics	1901 Westcliff Dr, Ste #1, Newport Beach, CA 92660	PPP	Term Loan	1.0%	5/20/2022	2.5	2.5	2.5	—%
Mark E Haddad MD Inc	PO Box 791507, Paia, HI 96779	PPP	Term Loan	1.0%	5/20/2022	1.5	1.5	1.5	—%
The Duncraggen Realty Corp	708 W 192nd St, Ste 1K, New York, NY 10040	PPP	Term Loan	1.0%	5/20/2022	0.8	0.8	0.8	—%
Direct Resources Group	1520 4th Ave, Ste 500, Seattle, WA 98101	PPP	Term Loan	1.0%	5/21/2022	31.3	31.3	31.3	0.01%
Patricia Margolin	551 Spring Valley Rd, Paramus, NJ 07652	PPP	Term Loan	1.0%	5/21/2022	0.9	0.9	0.9	—%
Herion Productions LLC	95 Thomas Rd, Valatie, NY 12184	PPP	Term Loan	1.0%	5/21/2022	1.2	1.2	1.2	—%
Fernando Suarez Physical Therapy, PLLC	72-15 Grand Ave, Maspeth, NY 11378	PPP	Term Loan	1.0%	5/21/2022	3.7	3.7	3.7	—%
Gwendolyn Luce	4065 Laguna Way, Palo Alto, CA 94306	PPP	Term Loan	1.0%	5/21/2022	0.8	0.8	0.8	—%
Hamilton Technology Services	14115 West 59th Place, Arvada, CO 80004	PPP	Term Loan	1.0%	5/21/2022	15.3	15.3	15.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
Routable AI Inc	32 Chester St., Apt 7, Somerville, MA 02144	PPP	Term Loan	1.0%	5/21/2022	3.2	3.2	3.2	—%
Michelle Euler	1709 Forest Bend Lane, Keller, TX 76248	PPP	Term Loan	1.0%	5/21/2022	1.2	1.2	1.2	—%
Lisa R. Drake PC	3325 Piedmont Rd NE, Unit 3002, Atlanta, GA 30305	PPP	Term Loan	1.0%	5/21/2022	2.3	2.3	2.3	—%
KKAP ELA Laundry, LLC	3845 East 3rd St, Los Angeles, CA 90063	PPP	Term Loan	1.0%	5/21/2022	1.8	1.8	1.8	—%
North Carolina Baptist Foundation, Inc.	201 Convention Dr, Cary, NC 27511	PPP	Term Loan	1.0%	5/21/2022	27.6	27.6	27.6	0.01%
Taylor SF Inc	333 Bush St., Ste 3705, San Francisco, CA 94104	PPP	Term Loan	1.0%	5/21/2022	1.3	1.3	1.3	—%
Carrie Risatti	307 Montana Ave, #201, Santa Monica, CA 90403	PPP	Term Loan	1.0%	5/21/2022	1.7	1.7	1.7	—%
Todd Goodman Productions LLC DBA LA Light Photography	1112 Montana Ave, #381, Santa Monica, CA 90403	PPP	Term Loan	1.0%	5/21/2022	1.8	1.8	1.8	—%
INNERCONX	641 Ranch Rd, Weston, FL 33326	PPP	Term Loan	1.0%	5/21/2022	7.7	7.7	7.7	—%
Ultracare of Manhattan Ltd	800 Second Ave, Ste 905, New York, NY 10017	PPP	Term Loan	1.0%	5/21/2022	90.0	90.0	90.0	0.03%
Frank Betz Associates, Inc.	12045 HIGHWAY 92, Woodstock, GA 30188	PPP	Term Loan	1.0%	5/21/2022	20.9	20.9	20.9	0.01%
Lemon Tree Entertainment, LLC	130 E 94th ST, 9D, New York, NY 10128	PPP	Term Loan	1.0%	5/21/2022	1.9	1.9	1.9	—%
Hoops 4 Health	875 Heather Ln, Winnetka, IL 60093	PPP	Term Loan	1.0%	5/21/2022	3.4	3.4	3.4	—%
Psychiatry Associates PC	1736 Oxmoor Rd, Ste 103, Birmingham, AL 35209	PPP	Term Loan	1.0%	5/21/2022	5.0	5.0	5.0	—%
YourHQ	1592 Union St., #505, San Francisco, CA 94123	PPP	Term Loan	1.0%	5/22/2022	1.4	1.4	1.4	—%
EAM Partners L.P.	3131 Maple Ave, Ste 13B, Dallas, TX 75201	PPP	Term Loan	1.0%	5/22/2022	3.2	3.2	3.2	—%
S & L Paper Corporation	3500 Hampton Rd, Oceanside, NY 11572	PPP	Term Loan	1.0%	5/22/2022	12.9	12.9	12.9	—%
Javalin Group LLC	9735 Rod Rd, Johns Creek, GA 30022	PPP	Term Loan	1.0%	5/22/2022	1.3	1.3	1.3	—%
A & L Films, Inc.	16105 Meadowcrest Rd, Sherman Oaks, CA 91403	PPP	Term Loan	1.0%	5/22/2022	2.3	2.3	2.3	—%
Inner Pieces	171 Vidal Blvd, Decatur, GA 30030	PPP	Term Loan	1.0%	5/22/2022	0.4	0.4	0.4	—%
Maselan & Jones, P.C.	One International Place, 8th Floor, Boston, MA 02110	PPP	Term Loan	1.0%	5/22/2022	9.4	9.4	9.4	—%
Utility Consulting Group LLC	23679 Calabasas Rd, #263, Calabasas, CA 91302	PPP	Term Loan	1.0%	5/22/2022	53.0	53.0	53.0	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
Platinum Marketing	120 Windermere Dr, Blue Bell, PA 19422	PPP	Term Loan	1.0%	5/22/2022	3.6	3.6	3.6	—%
Fybr LLC	640 Cepi Dr, Ste C, Chesterfield, MO 63005	PPP	Term Loan	1.0%	5/22/2022	27.3	27.3	27.3	0.01%
Schlemmer Farms LLC	6167 State Line Rd., Convoy, oh 45832	PPP	Term Loan	1.0%	5/22/2022	3.0	3.0	3.0	—%
Black Hawk Inc	PO BOX 476, BRISTOL, IN 46507	PPP	Term Loan	1.0%	5/22/2022	14.4	14.4	14.4	—%
Steeplechase Amusement Inc	11540 Clover Ave, Los Angeles, CA 90066	PPP	Term Loan	1.0%	5/22/2022	4.2	4.2	4.2	—%
Four Paws Animal Hospital PC	199 Broadway, Amityville, NY 11701	PPP	Term Loan	1.0%	5/22/2022	4.4	4.4	4.4	—%
L Corp	2190 Talmadge St., Los Angeles, CA 90027	PPP	Term Loan	1.0%	5/22/2022	3.3	3.3	3.3	—%
JK Belz & Associates Inc	10580 N McCarran Blvd, #115-222, Reno, NV 89503	PPP	Term Loan	1.0%	5/22/2022	4.8	4.8	4.8	—%
South Florida Imaging Consultants LLC	10754 Versailles Blvd, Wellington, FL 33449	PPP	Term Loan	1.0%	5/22/2022	4.4	4.4	4.4	—%
Stoker Construction Inc	56471 29 PALMS HIGHWAY, YUCCA VALLEY, CA 92284	PPP	Term Loan	1.0%	5/22/2022	14.5	14.5	14.5	—%
JB Press LLC	82 Flamingo Rd, Roslyn, NY 11576	PPP	Term Loan	1.0%	5/22/2022	1.4	1.4	1.4	—%
BanzaiFly Inc	3861 Reklaw Dr, Studio City, CA 91604	PPP	Term Loan	1.0%	5/22/2022	2.0	2.0	2.0	—%
Anders Environmental LLC	1315 Hartford Dr, Boulder, CO 80305	PPP	Term Loan	1.0%	5/22/2022	4.0	4.0	4.0	—%
P3s Corp	21526 Privada Avila, San Antonio, TX 78257	PPP	Term Loan	1.0%	5/22/2022	60.8	60.8	60.8	0.02%
Youth Tennis San Diego Foundation	4490 W Point Loma Blvd, San Diego, CA 92107	PPP	Term Loan	1.0%	5/22/2022	0.7	0.7	0.7	—%
Jewish Community Foundation of the West	2130 21st St, Sacramento, CA 95818	PPP	Term Loan	1.0%	5/22/2022	1.2	1.2	1.2	—%
Cinema Vehicles	12580 Saticoy St, North Hollywood, CA 91605	PPP	Term Loan	1.0%	5/22/2022	59.0	59.0	59.0	0.02%
Provino's Italian Restaurant, Inc.	14485 Hopewell Rd, Alpharetta, GA 30004	PPP	Term Loan	1.0%	5/26/2022	25.8	25.8	25.8	0.01%
Bethany L. LaFlam	9 Acacia Tree Ln, Irvine, CA 92612	PPP	Term Loan	1.0%	5/26/2022	1.7	1.7	1.7	—%
Easy Content Media LLC	706 Van Nest Dr, Martinsville, NJ 08836	PPP	Term Loan	1.0%	5/26/2022	5.8	5.8	5.8	—%
Bar-Z Anderson LTD Co	1408 Wathen Ave, Austin, TX 78703	PPP	Term Loan	1.0%	5/26/2022	5.0	5.0	5.0	—%
The Desai Foundation	209 Burlington Rd, Ste 217, Bedford, MA 01730	PPP	Term Loan	1.0%	5/26/2022	5.3	5.3	5.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
JM Robson LPCCS	4807 Rockside Rd, Ste 300, Independence, OH 44131	PPP	Term Loan	1.0%	5/26/2022	0.8	0.8	0.8	—%
Improving Communications	105 Haven Ave, Port Washington, NY 11050	PPP	Term Loan	1.0%	5/26/2022	2.1	2.1	2.1	—%
Kenneth R. Hughes	3620 Mt Diablo Blvd, Ste 203, Lafayette, CA 94549	PPP	Term Loan	1.0%	5/26/2022	2.1	2.1	2.1	—%
Drosihn Construction, Inc.	749 Atherton Ave, Novato, CA 94945	PPP	Term Loan	1.0%	5/26/2022	2.6	2.6	2.6	—%
163rd Avenue Investors, LLC	1435 163rd Ave, San Leandro, CA 94578	PPP	Term Loan	1.0%	5/26/2022	2.9	2.9	2.9	—%
2875 Sedgwick Owners Corp	708 W 192nd St, Ste 1K, New York, NY 10040	PPP	Term Loan	1.0%	5/26/2022	1.3	1.3	1.3	—%
KN Artist Management, LLC	3924 Poppyseed Place, Calabasas, CA 91302	PPP	Term Loan	1.0%	5/26/2022	2.1	2.1	2.1	—%
Hunstiger Inc	9120 Rock Pond Way, Colorado Springs, CO 80924	PPP	Term Loan	1.0%	5/26/2022	3.3	3.3	3.3	—%
Larry Lawrence Realty, Inc.	PO Box 2365, Olympic Valley, CA 96146	PPP	Term Loan	1.0%	5/26/2022	4.7	4.7	4.7	—%
Quickway Metal Fabricators	9 Murran Rd, P.O. Box 1378, Monticello, NY 12701	PPP	Term Loan	1.0%	5/26/2022	5.9	5.9	5.9	—%
DANGOLD, INC.	138-43 78th Rd, Flushing, NY 11367	PPP	Term Loan	1.0%	5/26/2022	1.0	1.0	1.0	—%
TK Food Concepts LLC	107 North 3rd St, Ste 3D, Brooklyn, NY 11249	PPP	Term Loan	1.0%	5/26/2022	15.4	15.4	15.4	—%
Jennifer Leigh Cobb	303 Port Royal Way, Pensacola, FL 32502	PPP	Term Loan	1.0%	5/26/2022	0.2	0.2	0.2	—%
44678 Valley Center LLC	1417 Antigua Way, Newport Beach, CA 92660	PPP	Term Loan	1.0%	5/26/2022	3.0	3.0	3.0	—%
Jennie Kwon Designs	643 S Olive St, Los Angeles, CA 90014	PPP	Term Loan	1.0%	5/26/2022	5.4	5.4	5.4	—%
Pacific CCI, Inc	880 W 1st St, #520, Los Angeles, CA 90012	PPP	Term Loan	1.0%	5/27/2022	36.4	36.4	36.4	0.01%
Onchip Systems	1953 O'Toole Way, San Jose, CA 95131	PPP	Term Loan	1.0%	5/27/2022	12.8	12.8	12.8	—%
J Partners LLC	4885 Rebel Trail, Atlanta, GA 30327	PPP	Term Loan	1.0%	5/27/2022	2.1	2.1	2.1	—%
Craig Iwai	848 S Myrtle Ave, Monrovia, CA 91016	PPP	Term Loan	1.0%	5/27/2022	3.6	3.6	3.6	—%
Scalini's, Inc.	14485 Hopewell Rd, Alpharetta, GA 30004	PPP	Term Loan	1.0%	5/27/2022	17.7	17.7	17.7	0.01%
Phillip Thomas Inc	210 E 68th St, Ste 9G, New York, NY 10065	PPP	Term Loan	1.0%	5/27/2022	8.4	8.4	8.4	—%
X-Pest	100 N Hill Dr, #40, Brisbane, CA 94005	PPP	Term Loan	1.0%	5/27/2022	5.0	5.0	5.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
Evalyn Mosser Bookkeeping and Consulting	2436 N Federal Hwy, Ste 474, Lighthouse Point, FL 33064	PPP	Term Loan	1.0%	5/27/2022	1.4	1.4	1.4	—%
Hauser Family Foundation	10617 Charleston Dr, Vero Beach, FL 32963	PPP	Term Loan	1.0%	5/27/2022	1.3	1.3	1.3	—%
Paige Management LLC	254 Corsair Ave, Lauderdale-By-The-Sea, FL 33308	PPP	Term Loan	1.0%	5/27/2022	1.1	1.1	1.1	—%
AC Diel	17 Eton Ct, South Barrington, IL 60010	PPP	Term Loan	1.0%	5/27/2022	1.0	1.0	1.0	—%
Robert Frantz MD, Inc	1730 San Ysidro Dr, Beverly Hills, CA 90210	PPP	Term Loan	1.0%	5/27/2022	2.1	2.1	2.1	—%
Sports Academy Integrated Sports Medicine, LLC	1011 Rancho Conejo Blvd, Newbury Park, CA 91320	PPP	Term Loan	1.0%	5/27/2022	31.4	31.4	31.4	0.01%
Jasmine Greenhow	4848 E Cactus Rd, Ste 505-473, Scottsdale, AZ 85254	PPP	Term Loan	1.0%	5/27/2022	0.7	0.7	0.7	—%
Butterfly Sunrise Corp	2261 Market St, #418, San Francisco, CA 94114	PPP	Term Loan	1.0%	5/27/2022	1.3	1.3	1.3	—%
Aqua Flies LLC	PO Box 2216, Sebastopol, CA 95473	PPP	Term Loan	1.0%	5/27/2022	1.0	1.0	1.0	—%
Bent Tail, Inc.	824 Brooks Ave, Venice, CA 90291	PPP	Term Loan	1.0%	5/27/2022	2.1	2.1	2.1	—%
Actors and Others for Animals	11523 Burbank Blvd, North Hollywood, CA 91601	PPP	Term Loan	1.0%	5/27/2022	5.6	5.6	5.6	—%
Cabrillo Capital Group, Inc.	15404 Highland Valley Rd, Escondido, CA 92025	PPP	Term Loan	1.0%	5/27/2022	4.2	4.2	4.2	—%
Julie Evans Realtor	4 Hopscotch Ln, Savannah, GA 31411	PPP	Term Loan	1.0%	5/27/2022	1.7	1.7	1.7	—%
PlayWorks Counseling, LLC	4420 NE St Johns Rd, Ste D, Vancouver, WA 98661	PPP	Term Loan	1.0%	5/27/2022	0.6	0.6	0.6	—%
AMAN PC	181 Westfield Ave, Clark, NJ 07066	PPP	Term Loan	1.0%	5/27/2022	9.9	9.9	9.9	—%
Joped, Inc.	1411 SE Indian St, Stuart, FL 34997	PPP	Term Loan	1.0%	5/27/2022	14.4	14.4	14.4	—%
Marguarite Clark Public Relations	2 New Chardon, Laguna Niguel, CA 92677	PPP	Term Loan	1.0%	5/27/2022	3.4	3.4	3.4	—%
Jenius Solutions	2772 Lansdowne Ln SE, Atlanta, GA 30339	PPP	Term Loan	1.0%	5/27/2022	1.0	1.0	1.0	—%
Frenchy's	1460 3rd St S, Jacksonville Beach, FL 32250	PPP	Term Loan	1.0%	5/28/2022	8.6	8.6	8.6	—%
Hoaka Property Company LLC	PO Box 670, Kailua Kona, HI 96745	PPP	Term Loan	1.0%	5/28/2022	40.0	40.0	40.0	0.01%
Fourth Church	1270 Silverado St, La Jolla, CA 92037	PPP	Term Loan	1.0%	5/28/2022	3.6	3.6	3.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
Daniel I Richman, MD	429 E 75th St, 6th Floor, New York, NY 10021	PPP	Term Loan	1.0%	5/28/2022	16.8	16.8	16.8	0.01%
SANDLER SEARCH ASSOCIATES, LLC	132 E 35th St, Apt 5E, New York, NY 10016	PPP	Term Loan	1.0%	5/28/2022	8.7	8.7	8.7	—%
Yoga Connection of Pembroke Pines, Inc	12592 Pines Blvd, #103, Pembroke Pines, FL 33027	PPP	Term Loan	1.0%	5/28/2022	2.3	2.3	2.3	—%
Studio U+A, LLC	231 W 29th St, Ste 1402, New York, NY 10001	PPP	Term Loan	1.0%	5/28/2022	1.6	1.6	1.6	—%
Studio LBV	6562 San Vicente Blvd, Los Angeles, CA 90048	PPP	Term Loan	1.0%	5/28/2022	1.7	1.7	1.7	—%
Naissan O Wesley, MD, Inc - A Medical Corporation	9201 W Sunset Blvd, Ste 602, Los Angeles, CA 90069	PPP	Term Loan	1.0%	5/28/2022	12.3	12.3	12.3	—%
richard noren llc	2101 Waukegan Rd, Ste 110, Bannockburn, IL 60015	PPP	Term Loan	1.0%	5/28/2022	2.8	2.8	2.8	—%
Tinny Corporation	100 Bradley St, Middletown, CT 06457	PPP	Term Loan	1.0%	5/28/2022	50.2	50.2	50.2	0.02%
PPJ	2 Carsha Dr, Natick, MA 01760	PPP	Term Loan	1.0%	5/28/2022	33.6	33.6	33.6	0.01%
Dr. Tom Gallant DDS	8906 Colesville Rd, Silver Spring, MD 20910	PPP	Term Loan	1.0%	5/28/2022	1.0	1.0	1.0	—%
MLN Partners LLC	550 S Ocean Blvd, Boca Raton, FL 33432	PPP	Term Loan	1.0%	5/28/2022	4.2	4.2	4.2	—%
Tucker Investment Group, LLC	5010 Parkway Calabasas, Ste 105, Calabasas, CA 91302	PPP	Term Loan	1.0%	5/28/2022	3.4	3.4	3.4	—%
CHANCELLOR CONSULTING GROUP, INC	749 Atherton Ave, Novato, CA 94945	PPP	Term Loan	1.0%	5/28/2022	4.2	4.2	4.2	—%
Emeco	805 W Elm Ave, Hanover, PA 17331	PPP	Term Loan	1.0%	5/28/2022	50.7	50.7	50.7	0.02%
Sports Academy Venture Lab, Inc.	1011 Rancho Conejo Blvd, Newbury Park, CA 91320	PPP	Term Loan	1.0%	5/28/2022	11.2	11.2	11.2	—%
George Chien	12898 Woodmont Dr, Saratoga, CA 95070	PPP	Term Loan	1.0%	5/28/2022	2.6	2.6	2.6	—%
Law Office of Debrah B. Rosenthal, APC	120 Eucalyptus Ln, Costa Mesa, CA 92627	PPP	Term Loan	1.0%	5/28/2022	2.7	2.7	2.7	—%
Mamba and Mamacita Sports Foundation	1011 Rancho Conejo Blvd, Newbury Park, CA 91320	PPP	Term Loan	1.0%	5/28/2022	3.3	3.3	3.3	—%
TMCG Marketing Inc. dba The Marcom Group	1655 N Main St, #390, Walnut Creek, CA 94596	PPP	Term Loan	1.0%	5/28/2022	5.5	5.5	5.5	—%
TrueCustomerSuccess LLC	921 N Idaho St, San Mateo, CA 94401	PPP	Term Loan	1.0%	5/28/2022	0.7	0.7	0.7	—%
Tectonics Enterprises Inc	56471 29 PALMS HIGHWAY, YUCCA VALLEY, CA 92284	PPP	Term Loan	1.0%	5/28/2022	7.5	7.5	7.5	—%
Julia Obadiah, PC	6370 SW Borland, Ste 200, Tualatin, OR 97062	PPP	Term Loan	1.0%	5/28/2022	3.1	3.1	3.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
Jaron Presant, Inc.	752 Juanita Ave, Santa Barbara, CA 93109	PPP	Term Loan	1.0%	5/28/2022	2.0	2.0	2.0	—%
Pig Will Productions, Inc.	1957 N Bronson Ave, Los Angeles, CA 90068	PPP	Term Loan	1.0%	5/29/2022	1.3	1.3	1.3	—%
Construction Details, LLC	5412 Planting Field Lane, Flowery Branch, GA 30542	PPP	Term Loan	1.0%	5/29/2022	2.1	2.1	2.1	—%
Dawn Coleman-Hyman	2505 E 7 st, Long Beach, CA 90804	PPP	Term Loan	1.0%	5/29/2022	1.2	1.2	1.2	—%
Benjamin Leshin, M.D. P.C.	1267 Willis St, Redding, CA 96001	PPP	Term Loan	1.0%	5/29/2022	2.1	2.1	2.1	—%
Don Dietrich Inc.	240 Main St, Nyack, NY 10960	PPP	Term Loan	1.0%	5/29/2022	3.3	3.3	3.3	—%
Shalik, Morris & Company, LLC	80 Crossways Park Dr W, Woodbury, NY 11797	PPP	Term Loan	1.0%	5/29/2022	108.3	108.3	108.3	0.03%
Strategic Code Solutions LLC	182 Summer St, Box 355, Kingston, MA 02364	PPP	Term Loan	1.0%	5/29/2022	1.7	1.7	1.7	—%
Elizabeth W. Shull	2600 Wamath Dr, Charlotte, NC 28210	PPP	Term Loan	1.0%	5/29/2022	1.7	1.7	1.7	—%
MANHATTAN RETINA & EYE CONSULTANTS	67 E 78th St., Unit 1c, New York, NY 10075	PPP	Term Loan	1.0%	5/29/2022	2.8	2.8	2.8	—%
TPR Ent. LTD	644 Fayette Ave, Mamaroneck, NY 10543	PPP	Term Loan	1.0%	5/29/2022	6.0	6.0	6.0	—%
Michael E. Cindrich, Attorney At Law	225 Broadway, Ste 2100, San Diego, CA 92101	PPP	Term Loan	1.0%	5/29/2022	5.0	5.0	5.0	—%
HCMA Consultants, Inc.	1802 Harper Rd, Ste 102, Beckley, WV 25801	PPP	Term Loan	1.0%	5/29/2022	14.5	14.5	14.5	—%
Electric Sales Associates, Inc	2121 N Commerce Pkwy, Weston, FL 33326	PPP	Term Loan	1.0%	5/29/2022	20.0	20.0	20.0	0.01%
Derco Construction, Inc.	1771 Blount Rd, #509, Pompano Beach, FL 33069	PPP	Term Loan	1.0%	5/29/2022	5.3	5.3	5.3	—%
Brink Design LLC	1088 Longley Ave NW, Atlanta, GA 30318	PPP	Term Loan	1.0%	5/29/2022	2.9	2.9	2.9	—%
7D Surgical USA Inc.	2711 Centerville Rd, Ste 400, Wilmington, DE 19808	PPP	Term Loan	1.0%	5/29/2022	25.2	25.2	25.2	0.01%
BY BABBA Inc	6 St Johns Ln, New York, NY 10013	PPP	Term Loan	1.0%	5/29/2022	6.9	6.9	6.9	—%
Joseph W Robb DDS Inc A Dental Corp	56 Penny Lane, Ste A, Watsonville, CA 95076	PPP	Term Loan	1.0%	5/29/2022	9.5	9.5	9.5	—%
Stix,LLC	7805 NW Beacon Square Blvd, Ste 201, Boca Raton, FL 33487	PPP	Term Loan	1.0%	5/29/2022	3.3	3.3	3.3	—%
LB Eatery, LLC	1781 Village Ln N, Wantagh, NY 11793	PPP	Term Loan	1.0%	5/29/2022	3.9	3.9	3.9	—%
DRAWINGROOM LLC	73 Milland Dr, Mill Valley, CA 94941	PPP	Term Loan	1.0%	5/29/2022	2.1	2.1	2.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
NOVA Fisheries, Inc.	2532 Yale Ave E, Seattle, WA 98102	PPP	Term Loan	1.0%	5/29/2022	3.1	3.1	3.1	—%
POTOMAC GLEN DAY SCHOOL	9908 S Glen Rd, Potomac, MD 20854	PPP	Term Loan	1.0%	5/29/2022	13.9	13.9	13.9	—%
SLS Partners Inc	6844 Spyglass Ln, Rancho Santa Fe, CA 92067	PPP	Term Loan	1.0%	5/29/2022	2.7	2.7	2.7	—%
Steve Kupfer Consulting	290 6th Ave, Brooklyn, NY 11215	PPP	Term Loan	1.0%	5/29/2022	2.1	2.1	2.1	—%
Dreyfus Advisors, LLC	448 Springer Rd., Fairfield, CT 06824	PPP	Term Loan	1.0%	5/29/2022	2.1	2.1	2.1	—%
Hawk Management LLC	2305 W Horizon Ridge Pkwy, #2024, Henderson, NV 89052	PPP	Term Loan	1.0%	5/29/2022	18.9	18.9	18.9	0.01%
Lenat & Partners, Inc.	1633 Old Bayshore Hwy, Ste 220, Burlingame, CA 94010	PPP	Term Loan	1.0%	5/29/2022	1.5	1.5	1.5	—%
Knock Out Productions Inc.	21425 Dumetz Rd, Woodland Hills, CA 91364	PPP	Term Loan	1.0%	5/29/2022	2.3	2.3	2.3	—%
Southside Cleaning Service, Inc.	2969 Riverwood Terrace, Birmingham, AL 35242	PPP	Term Loan	1.0%	5/29/2022	0.6	0.6	0.6	—%
DELUCA MASONRY CONSTRUCTION LLC	4 Stone Cir, Norwood, MA 2062	PPP	Term Loan	1.0%	5/29/2022	3.4	3.4	3.4	—%
Atlanta Consulting Engineers, Inc.	500 Sun Valley Dr, Unit G2, Roswell, GA 30076	PPP	Term Loan	1.0%	5/29/2022	9.3	9.3	9.3	—%
Sirockman Management LLC	1600 Northside Dr NW, Ste 100, Atlanta, GA 30318	PPP	Term Loan	1.0%	5/29/2022	2.1	2.1	2.1	—%
Nicholas Thaler PHD	2950 S Bentley Ave, Unit 10, Los Angeles, CA 90064	PPP	Term Loan	1.0%	5/29/2022	2.2	2.2	2.2	—%
Atlas Compensation Partners , LLC.	2200 Anna Mae Dr, Coraopolis, PA 15108	PPP	Term Loan	1.0%	5/29/2022	1.0	1.0	1.0	—%
Scelsi & Associates LLC	76 E Euclid Ave, Haddonfield, NJ 08033	PPP	Term Loan	1.0%	5/29/2022	9.9	9.9	9.9	—%
Headhunter Inc	3380 SW 11th AVE, FT LAUDERDALE, FL 33315	PPP	Term Loan	1.0%	5/29/2022	78.2	78.2	78.2	0.02%
Hi Point, LLC	10798 LONESOME DOVE TRAIL, Waxahachie, TX 77808	PPP	Term Loan	1.0%	5/29/2022	2.8	2.8	2.8	—%
Construction Solutions and Services LLC	7698 Hoffy Cir, Lake Worth, FL 33467	PPP	Term Loan	1.0%	5/29/2022	1.1	1.1	1.1	—%
Curtis A Mellon, ReMax Anchor, MLS Detectives Group	3941 Tamiami Trail, Ste 3121, Punta Gorda, FL 33950	PPP	Term Loan	1.0%	5/29/2022	4.1	4.1	4.1	—%
Vicarious Music LLC	70 Berry St, Ste 2C, Brooklyn, NY 11249	PPP	Term Loan	1.0%	5/29/2022	0.6	0.6	0.6	—%
Raidah Hudson Dentistry	4374 S Laburnum Ave, Richmond, VA 23231	PPP	Term Loan	1.0%	5/29/2022	2.5	2.5	2.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
Clifton Triplett	90 S Tranquil Path, Spring, TX 77380	PPP	Term Loan	1.0%	5/29/2022	3.7	3.7	3.7	—%
Benton Oil & Gas LLC	2700 Post Oak Boulevard, #2700, Houston, TX 77056	PPP	Term Loan	1.0%	5/29/2022	0.6	0.6	0.6	—%
TLM Equities LLC	8 Saddle Ridge Rd, Old Westbury, NY 11568	PPP	Term Loan	1.0%	5/29/2022	2.0	2.0	2.0	—%
Xtreme Acro and Cheer Inc.	14702 Southlawn Ln, Rockville, MD 20850	PPP	Term Loan	1.0%	5/29/2022	5.0	5.0	5.0	—%
Jeffrey Bayer CPA, P.C.	240 Kent Ave, Brooklyn, NY 11249	PPP	Term Loan	1.0%	5/29/2022	2.2	2.2	2.2	—%
Josefa F Simkin	266 Green Valley Rd, Freedom, CA 95019	PPP	Term Loan	1.0%	5/29/2022	1.2	1.2	1.2	—%
Calgo Mfg Inc	9930 Research Dr, Ste 100, Irvine, CA 92618	PPP	Term Loan	1.0%	5/29/2022	2.0	2.0	2.0	—%
Haley Glazer Geriatric Care Management, LLC	40 Bradway Ave, Ewing Township, NJ 08618	PPP	Term Loan	1.0%	6/1/2022	3.3	3.3	3.3	—%
Snipers Lacrosse Inc	1024 W Heritage Club Cir, Delray Beach, FL 33483	PPP	Term Loan	1.0%	6/1/2022	2.6	2.6	2.6	—%
Makena Tech Solutions, Inc	232 N Lone Hill Ave, Glendora, CA 91741	PPP	Term Loan	1.0%	6/1/2022	3.9	3.9	3.9	—%
Michael A Friedman, MD	2675 N Decatur Rd, Decatur, GA 30033	PPP	Term Loan	1.0%	6/1/2022	1.7	1.7	1.7	—%
Kevin A. Swersey Wine Consultant, Inc.	612 Pondside Dr, White Plains, NY 10607	PPP	Term Loan	1.0%	6/1/2022	0.2	0.2	0.2	—%
Clozd	2801 N Thanksgiving Way, Ste 190, Lehi, UT 84043	PPP	Term Loan	1.0%	6/1/2022	10.6	10.6	10.6	—%
Triple Aught Foundation	24052 Watergap Rd, Hiko, NV 89017	PPP	Term Loan	1.0%	6/1/2022	6.7	6.7	6.7	—%
Bonsecours Productions Inc.	420 Riverside Dr, New York, NY 10025	PPP	Term Loan	1.0%	6/1/2022	1.2	1.2	1.2	—%
Tova1 Corp	21 S Hope Chapel Rd, Jackson Township, NJ 08527	PPP	Term Loan	1.0%	6/1/2022	8.4	8.4	8.4	—%
Exclusive 30A Rentals, LLC	20 Mark Twain lane, Inlet Beach, FL 32461	PPP	Term Loan	1.0%	6/1/2022	8.7	8.7	8.7	—%
Eric Fischl	3724 24th St, #113, Long Island City, NY 11101	PPP	Term Loan	1.0%	6/1/2022	1.9	1.9	1.9	—%
Senior Resouces Guide LLC	PO Box 6027, Denver, CO 80206	PPP	Term Loan	1.0%	6/1/2022	2.7	2.7	2.7	—%
Lori B. Birndorf, D.O., A Medical Corporation	12139 Riverside Dr, Valley Village, CA 91607	PPP	Term Loan	1.0%	6/1/2022	3.0	3.0	3.0	—%
James E. Schad	260 Hampton Farms Ct NE, Marietta, GA 30068	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
VCSC	11627 Versailles Lakes Ln, Houston, TX 77082	PPP	Term Loan	1.0%	6/1/2022	2.4	2.4	2.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
MRV Associates	19 Fox Meadow Rd, Scarsdale, NY 10583	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
Welles & Montgomery LLC	770 Wildwood Rd NE, Atlanta, GA 30324	PPP	Term Loan	1.0%	6/1/2022	0.7	0.7	0.7	—%
Lubin & Meyer, PC	100 City Hall Plaza, Boston, MA 02108	PPP	Term Loan	1.0%	6/1/2022	63.0	63.0	63.0	0.02%
Broomstick Productions Inc	10866 Wilshire Blvd, 10th Floor, Los Angeles, CA 90024	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
LAUREL RACQUET AND HEALTH CLUB INC	204 Fort Meade Rd, Laurel, MD 20707	PPP	Term Loan	1.0%	6/1/2022	5.3	5.3	5.3	—%
Special Events Staffing	1015 N Lake Ave, Ste 205, Pasadena, CA 91104	PPP	Term Loan	1.0%	6/1/2022	54.6	54.6	54.6	0.02%
BOWIE RACQUET AND FITNESS CLUB, INC	100 White Marsh Park Dr, Bowie, MD 20715	PPP	Term Loan	1.0%	6/1/2022	28.1	28.1	28.1	0.01%
Tiny Transformations	222 N Henry St, Apt 2, Brooklyn, NY 11222	PPP	Term Loan	1.0%	6/1/2022	0.5	0.5	0.5	—%
JAM Marketing, Inc.	736 Broadway, 4th Floor, New York, NY 10003	PPP	Term Loan	1.0%	6/1/2022	1.1	1.1	1.1	—%
Schroeder Arts Consulting LLC	35 W 90th St, Ste 9F, New York, NY 10024	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
CATHY FRANKLIN	124 EAST 92ND St., NEW YORK, NY 10128	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
R.E. Hazard Contracting Company	401 B St, Ste 2400, San Diego, CA 92101	PPP	Term Loan	1.0%	6/1/2022	6.3	6.3	6.3	—%
Sterling Creek Energy LLC	308 N Colorado St, Ste 200, Midland, TX 79701	PPP	Term Loan	1.0%	6/1/2022	1.6	1.6	1.6	—%
J. B. GOOD RESOURCES, LLC	257 Abercorn Circle, Chapel Hill, NC 27516	PPP	Term Loan	1.0%	6/1/2022	1.1	1.1	1.1	—%
Bull City Sue	228 Pineview Rd, Durham, NC 27707	PPP	Term Loan	1.0%	6/1/2022	1.0	1.0	1.0	—%
Get Wired Tec, Inc.	2192 Lysander Ave, Simi Valley, CA 93065	PPP	Term Loan	1.0%	6/1/2022	4.0	4.0	4.0	—%
A&J Enterprises, Inc.	250 Columbine Unit 503, Denver, CO 80206	PPP	Term Loan	1.0%	6/1/2022	2.2	2.2	2.2	—%
Steven F. Stratton	200 E Randolph St, Chicago, IL 60601	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
Colgate McCallum Advisors Inc	5440 Harvest Hill Rd., #253, Dallas, TX 75230	PPP	Term Loan	1.0%	6/1/2022	14.6	14.6	14.6	—%
Hafner Research Associates LLC	12 Quarry Ridge Rd, Sandy Hook, CT 06482	PPP	Term Loan	1.0%	6/1/2022	1.8	1.8	1.8	—%
JD Digital Documentation	408 E. 4th St., Ste 301A, Bridgeport, PA 19405	PPP	Term Loan	1.0%	6/1/2022	3.6	3.6	3.6	—%
Richard A Stevenson DDS	6851 Belfort Oaks Pl, Jacksonville, FL 32216	PPP	Term Loan	1.0%	6/1/2022	4.2	4.2	4.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
Eco Tekk	21136 N Andover Rd, Kildeer, IL 60047	PPP	Term Loan	1.0%	6/1/2022	4.5	4.5	4.5	—%
Franz Weber, Inc.	PO Box 34000, Reno, NV 89533	PPP	Term Loan	1.0%	6/1/2022	2.2	2.2	2.2	—%
Bailey and Owens Construction	2649 Valleydale Rd, Birmingham, AL 35244	PPP	Term Loan	1.0%	6/1/2022	17.5	17.5	17.5	0.01%
Levin's Crosstown Supply Corp.	1347 Boston Rd, Bronx, NY 10456	PPP	Term Loan	1.0%	6/1/2022	6.5	6.5	6.5	—%
Egan-Wagner Corporation	2929 Two Paths Dr, Woodridge, IL 60517	PPP	Term Loan	1.0%	6/1/2022	4.4	4.4	4.4	—%
MW Engineering	2001 W Alameda Dr, Ste 201, Tempe, AZ 85282	PPP	Term Loan	1.0%	6/1/2022	6.6	6.6	6.6	—%
New Soho Gallery Inc., DBA Julie Saul Projects	1133 Broadway, Ste 733, New York, NY 10010	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
Judy DeCanio	171 E 77th St, New York, NY 10075	PPP	Term Loan	1.0%	6/1/2022	2.0	2.0	2.0	—%
Fedbiz Consulting Inc.	47522 Coldspring Pl, Sterling, VA 20165	PPP	Term Loan	1.0%	6/1/2022	4.3	4.3	4.3	—%
Quad Cities Autism Center Inc	2430 6th Ave, Moline, IL 61265	PPP	Term Loan	1.0%	6/1/2022	14.6	14.6	14.6	—%
The On The Line Company, Inc	101 Arch St, Ste 225, Boston, MA 02110	PPP	Term Loan	1.0%	6/1/2022	9.7	9.7	9.7	—%
FVC Associates Exec.Dev.&Strategy, Inc.	97 Aldrich St., Boston, MA 02131	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
Barnhill Chiropractic Clinic	5270 Northwest 34th Blvd., Gainesville, FL 32605	PPP	Term Loan	1.0%	6/1/2022	3.3	3.3	3.3	—%
Guest Associates, Inc.	2707 Artie St SW, Bldg 300, Ste 2, Huntsville, AL 35805	PPP	Term Loan	1.0%	6/1/2022	3.8	3.8	3.8	—%
LG Networks Inc	8111 Lyndon B Johnson Fwy, Ste 700, Dallas, TX 75251	PPP	Term Loan	1.0%	6/1/2022	15.1	15.1	15.1	—%
Steve Solodoff	1523 Portola St, Davis, CA 95616	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
Orange Park Travel	3657 St Johns Ave, Jacksonville, FL 32205	PPP	Term Loan	1.0%	6/2/2022	6.3	6.3	6.3	—%
Alessandra Santopietro	88 Leonard St, Apt 517, New York, NY 10013	PPP	Term Loan	1.0%	6/2/2022	1.8	1.8	1.8	—%
Pacific Design Directions, Inc.	8171 E Kaiser Blvd, Anaheim, CA 92808	PPP	Term Loan	1.0%	6/2/2022	44.6	44.6	44.6	0.01%
Paul T.C. Liu MD Inc.	2233 Huntington Dr, San Marino, CA 91108	PPP	Term Loan	1.0%	6/2/2022	7.5	7.5	7.5	—%
JAB Executive Services	11277 Gravitation Dr, Las Vegas, NV 89135	PPP	Term Loan	1.0%	6/2/2022	2.1	2.1	2.1	—%
Glyphix Studio Inc.	6964 Shoup Ave, Canoga Park, CA 91307	PPP	Term Loan	1.0%	6/2/2022	4.9	4.9	4.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
E & J Frankel Limited	612 Pondside Dr, White Plains, NY 10607	PPP	Term Loan	1.0%	6/2/2022	1.5	1.5	1.5	—%
Trapwire Inc.	1818 Library St, Reston, VA 20190	PPP	Term Loan	1.0%	6/2/2022	24.4	24.4	24.4	0.01%
Chitra Kumar MD	5311 John F. Kennedy Blvd, West New York, NJ 07093	PPP	Term Loan	1.0%	6/2/2022	2.9	2.9	2.9	—%
Robert M. Worman, P.A	1200 S Pine Island Rd, Ste 220, Plantation, FL 33324	PPP	Term Loan	1.0%	6/2/2022	1.2	1.2	1.2	—%
Innervision Technology Relocation Company	3780 Kilroy Airport Way, Ste 200-300, Long Beach, CA 90806	PPP	Term Loan	1.0%	6/2/2022	7.4	7.4	7.4	—%
Marilyn Ontell Management	14 W 17th St, Ste 5S, New York, NY 10011	PPP	Term Loan	1.0%	6/2/2022	0.3	0.3	0.3	—%
Residential Origination Capital Mortgage Corp.	5698 Pirrone Rd, Salida, CA 95368	PPP	Term Loan	1.0%	6/2/2022	4.5	4.5	4.5	—%
Jessica Weber Design Inc	305 7th Ave, New York, NY 10001	PPP	Term Loan	1.0%	6/2/2022	3.9	3.9	3.9	—%
TK Digital Corporation	107 North 3rd St, Ste 3D, Brooklyn, NY 11249	PPP	Term Loan	1.0%	6/2/2022	10.8	10.8	10.8	—%
Provino's of North Gwinnett, Inc.	14485 Hopewell Rd, Alpharetta, GA 30004	PPP	Term Loan	1.0%	6/2/2022	24.0	24.0	24.0	0.01%
General Glass	3646 23rd Ave S, #105, Lake Worth, FL 33461	PPP	Term Loan	1.0%	6/2/2022	13.3	13.3	13.3	—%
Zola Electric Labs, Inc.	555 De Haro St, San Francisco, CA 94107	PPP	Term Loan	1.0%	6/2/2022	50.0	50.0	50.0	0.02%
Elena Napolitano MD, LLC	58 Summit Ct, Westfield, NJ 07090	PPP	Term Loan	1.0%	6/2/2022	1.0	1.0	1.0	—%
T-Cubed Ventures, LLC	3317 P St NW, Washington, DC 20007	PPP	Term Loan	1.0%	6/2/2022	0.3	0.3	0.3	—%
St. Jude Emergency Medical Group Inc.	9930 Research Dr, Irvine, CA 92618	PPP	Term Loan	1.0%	6/2/2022	24.5	24.5	24.5	0.01%
Breiner Psychological Services LLC	5825 Glenridge Dr, Bldg 3, Ste 101C, Atlanta, GA 30328	PPP	Term Loan	1.0%	6/2/2022	1.2	1.2	1.2	—%
Spruce Street Tap	PO Box 1636, Asheville, NC 28802	PPP	Term Loan	1.0%	6/2/2022	68.5	68.5	68.5	0.02%
ICVM Group, INC.	PO Box 761, Mattituck, NY 11952	PPP	Term Loan	1.0%	6/2/2022	7.2	7.2	7.2	—%
Black Orchard Studios, LLC	521 Eayrestown Rd, Southampton, NJ 08088	PPP	Term Loan	1.0%	6/2/2022	1.0	1.0	1.0	—%
Prime Refrigerant Services, LLC	511 Gates Creek Rd, Bradenton, FL 34212	PPP	Term Loan	1.0%	6/2/2022	1.2	1.2	1.2	—%
Swiet411, Inc.	247 Maxwell St, Decatur, GA 30030	PPP	Term Loan	1.0%	6/2/2022	2.5	2.5	2.5	—%
Wavecrest Sales LLC	501 NE Wavecrest Way, Boca Raton, FL 33432	PPP	Term Loan	1.0%	6/2/2022	2.0	2.0	2.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
Alarm Specialist Inc	333 Old Tarrytown Rd, White Plains, NY 10603	PPP	Term Loan	1.0%	6/2/2022	20.0	20.0	20.0	0.01%
CLG LLC	5108 Baroque Cir NE, Atlanta, GA 30342	PPP	Term Loan	1.0%	6/2/2022	2.1	2.1	2.1	—%
HIGGINS CONSTRUCTION LLC	1626 Dunkirk Ln N, Plymouth, MN 55447	PPP	Term Loan	1.0%	6/2/2022	4.2	4.2	4.2	—%
RBR Associates, LLC	11720 Dancliff Trce, Alpharetta, GA 30009	PPP	Term Loan	1.0%	6/2/2022	2.1	2.1	2.1	—%
Life Without Fear Chiropractic Clinic LLC	1925 Justice Dr, Ste 170, Lexington, KY 40509	PPP	Term Loan	1.0%	6/2/2022	2.5	2.5	2.5	—%
Joseph B. Krauss, DDS	3351 El Camino Real, Ste 235, Atherton, CA 94027	PPP	Term Loan	1.0%	6/2/2022	9.4	9.4	9.4	—%
Flynn Gallagher Associates LLC	1980 Festival Plaza Dr, Ste 770, Las Vegas, NV 89135	PPP	Term Loan	1.0%	6/2/2022	23.2	23.2	23.2	0.01%
FGR Automation, LLC	1800 Sunset Harbor, Unit 1202, Miami Beach, FL 33139	PPP	Term Loan	1.0%	6/3/2022	7.1	7.1	7.1	—%
Law Offices of Rajiv S Khanna PC	5225 N. Wilson Blvd, Arlington, VA 22205	PPP	Term Loan	1.0%	6/3/2022	31.3	31.3	31.3	0.01%
Travel Etcetera, Inc.	1107 S Fair Oaks Ave, Pasadena, CA 91105	PPP	Term Loan	1.0%	6/3/2022	0.6	0.6	0.6	—%
Samantha Hundshamer	8223 Leucite Ave, Rancho Cucamonga, CA 91730	PPP	Term Loan	1.0%	6/3/2022	0.8	0.8	0.8	—%
Porretta/Westenhagen Living Trust	6454 Van Nuys Blvd, Ste 150, Van Nuys, CA 91401	PPP	Term Loan	1.0%	6/3/2022	6.9	6.9	6.9	—%
Monument Management Systems LLC	2400 Sisson St, Baltimore, MD 21211	PPP	Term Loan	1.0%	6/3/2022	8.8	8.8	8.8	—%
Compass Management Services LLC	1711 Parklake Village Dr, Katy, TX 77450	PPP	Term Loan	1.0%	6/3/2022	1.1	1.1	1.1	—%
El Tigre Productions LLC	14 West 17th St., New York, NY 10011	PPP	Term Loan	1.0%	6/3/2022	1.8	1.8	1.8	—%
UVR Sculpture LLC	78 Ingraham St, Brooklyn, NY 11237	PPP	Term Loan	1.0%	6/3/2022	9.8	9.8	9.8	—%
Solomon Construction Consulting LLC	38 Turtle Cove Ln, Huntington, NY 11743	PPP	Term Loan	1.0%	6/3/2022	0.7	0.7	0.7	—%
Fisher Vista, Inc.	119 Marina Ave, Ste A, Aptos, CA 95003	PPP	Term Loan	1.0%	6/3/2022	3.3	3.3	3.3	—%
New York Construction Associates LLC	242 West 36th St., Ste 704, New York, NY 10018	PPP	Term Loan	1.0%	6/3/2022	9.8	9.8	9.8	—%
Ultimate Sports Medicine	3727 Buchanan St., Ste 203, San Francisco, CA 94123	PPP	Term Loan	1.0%	6/3/2022	2.1	2.1	2.1	—%
Princeton Van Service	92 north main St. bldg 4, WINDSOR, NJ 08561	PPP	Term Loan	1.0%	6/3/2022	1.7	1.7	1.7	—%
Crescent Oil and Gas, LLC	4925 Greenville Ave, Ste 600, Dallas, TX 75206	PPP	Term Loan	1.0%	6/3/2022	2.1	2.1	2.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
David H.C. King, M.D., Inc.	320 Dardanelli Ln, Ste 23B, Los Gatos, CA 95032	PPP	Term Loan	1.0%	6/3/2022	3.8	3.8	3.8	—%
Renuart Enterprises Inc. (REI)	16950 SW 90th Ave, Palmetto Bay, FL 33157	PPP	Term Loan	1.0%	6/3/2022	7.3	7.3	7.3	—%
Integrated risk management services, llc	225 West 34th St., Ste 905, New York, NY 10122	PPP	Term Loan	1.0%	6/3/2022	0.6	0.6	0.6	—%
Subterranean Hair	263 W 7th St, San Pedro, CA 90731	PPP	Term Loan	1.0%	6/3/2022	0.9	0.9	0.9	—%
Steven R Bateh, DMD, PA	1305 N Orange Ave, #116, Green Cove Springs, FL 32043	PPP	Term Loan	1.0%	6/3/2022	3.7	3.7	3.7	—%
Apache Behavioral Health Services, Inc.	249 W Ponderosa St, Whiteriver, AZ 85941	PPP	Term Loan	1.0%	6/3/2022	241.1	241.1	241.1	0.07%
Saecularia LLC	1552 N Cahuenga Blvd, Los Angeles, CA 90028	PPP	Term Loan	1.0%	6/3/2022	3.8	3.8	3.8	—%
Bennett Elia	3304 Cole Ave, Ste 171, Dallas, TX 75204	PPP	Term Loan	1.0%	6/3/2022	4.2	4.2	4.2	—%
HAssan Medical Pain Relief and Wellness Center. DBA: Hassan Spine and Sports Medicine	316 Tennent Rd, Ste 202A, Morganville, NJ 07751	PPP	Term Loan	1.0%	6/3/2022	1.5	1.5	1.5	—%
Mazco Ventures LLC	3410 Montrose Blvd, Houston, TX 77006	PPP	Term Loan	1.0%	6/3/2022	0.3	0.3	0.3	—%
Parenteau Guidance	132 E 35th St, Apt 3J, New York, NY 10016	PPP	Term Loan	1.0%	6/3/2022	0.9	0.9	0.9	—%
Paul Leitner MD	8540 S Sepulveda Blvd, Ste 910, Los Angeles, CA 90045	PPP	Term Loan	1.0%	6/3/2022	3.9	3.9	3.9	—%
Ryan Berman Advisory, LLC	161 Falcon Rd, Guilford, CT 06437	PPP	Term Loan	1.0%	6/3/2022	2.1	2.1	2.1	—%
Linda Lane PR & Marketing	280 Edgewood Dr, West Palm Beach, FL 33405	PPP	Term Loan	1.0%	6/3/2022	1.6	1.6	1.6	—%
Heath Tinsley	1595 Sailing Club Rd, Camden, SC 29020	PPP	Term Loan	1.0%	6/3/2022	0.4	0.4	0.4	—%
Innovative Waste Solutions LLC	10300 W Charleston Blvd, Ste 13-B4, Las Vegas, NV 89135	PPP	Term Loan	1.0%	6/3/2022	0.3	0.3	0.3	—%
over the moon	619 Valley Rd, Montclair, NJ 07043	PPP	Term Loan	1.0%	6/3/2022	3.4	3.4	3.4	—%
Fiber Connect LLC	12 Buckingham Lane, Monterey, MA 01245	PPP	Term Loan	1.0%	6/3/2022	4.7	4.7	4.7	—%
Dr. Stuart Schlisserman, MD	211 Quarry Rd, Ste 203 MC5993, Stanford, CA 94304	PPP	Term Loan	1.0%	6/3/2022	4.5	4.5	4.5	—%
Griffin Land Corp.	115 North St, Ste 40, Litchfield, CT 06759	PPP	Term Loan	1.0%	6/4/2022	2.1	2.1	2.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
Mohlar Hurley Partners	608 Santa Monica Blvd, Santa Monica, CA 90401	PPP	Term Loan	1.0%	6/4/2022	1.8	1.8	1.8	—%
Avlis Partners LLC	900 Golf View Ct, Dacula, GA 30019	PPP	Term Loan	1.0%	6/4/2022	2.6	2.6	2.6	—%
G2 Computers LLC	1116 Taylorsville Rd, Washington Crossing, PA 18977	PPP	Term Loan	1.0%	6/4/2022	2.4	2.4	2.4	—%
Children's Dispensary & Hospital Association	812 E Lasalle Ave, South Bend, IN 46617	PPP	Term Loan	1.0%	6/4/2022	2.2	2.2	2.2	—%
Realign by Randee, Inc.	730 Crystal Ct, Weston, FL 33326	PPP	Term Loan	1.0%	6/4/2022	0.4	0.4	0.4	—%
Breckenridge Technologies, LLC	2333 San Ramon Valley Blvd, Ste 460, San Ramon, CA 94583	PPP	Term Loan	1.0%	6/4/2022	6.9	6.9	6.9	—%
Chris Soukas Furs LLC	1050 Point Seaside Dr, Crystal Beach, FL 34681	PPP	Term Loan	1.0%	6/4/2022	4.2	4.2	4.2	—%
BRAS NW INC	317 NW Gilman Blvd, Ste 44, Issaquah, WA 98027	PPP	Term Loan	1.0%	6/4/2022	1.1	1.1	1.1	—%
Metal Oxide Technologies LLC	8807 Emmott Rd, Ste 100, Houston, TX 77040	PPP	Term Loan	1.0%	6/4/2022	25.2	25.2	25.2	0.01%
Social Leadia	427 Country Ln, Louisville, KY 40207	PPP	Term Loan	1.0%	6/4/2022	0.6	0.6	0.6	—%
Prime Sales & Marketing, Inc.	3211 University Blvd SE, Ste A, Albuquerque, NM 87106	PPP	Term Loan	1.0%	6/4/2022	24.7	24.7	24.7	0.01%
Vreeke & Associates	845 E Easy St., Ste 101, Simi Valley, CA 93065	PPP	Term Loan	1.0%	6/4/2022	8.8	8.8	8.8	—%
THE MYOCARDITIS FOUNDATION	3518 Echo Mountain Dr, Kingwood, TX 77345	PPP	Term Loan	1.0%	6/4/2022	2.2	2.2	2.2	—%
Gerald A. Field d/b/a Gerald A. Field, Attorney at Law	11 Asylum St, Hartford, CT 06103	PPP	Term Loan	1.0%	6/4/2022	1.6	1.6	1.6	—%
Lisa Segmiller	17211 Bellhaven Walk Ct, Charllote, NC 28277	PPP	Term Loan	1.0%	6/4/2022	1.2	1.2	1.2	—%
MAYATEX, INC.	5015 S IH 35, Georgetown, TX 78626	PPP	Term Loan	1.0%	6/4/2022	4.7	4.7	4.7	—%
Rock Bottom Productions	1125 E Broadway, #249, Glendale, CA 91205	PPP	Term Loan	1.0%	6/4/2022	1.4	1.4	1.4	—%
Franciscan Poor Clares	720 HENRY CLAY AVE, NEW ORLEANS, LA 70118	PPP	Term Loan	1.0%	6/4/2022	2.0	2.0	2.0	—%
SKYMINA LLC	3105 Cedar Rd, Yorktown Heights, NY 10598	PPP	Term Loan	1.0%	6/4/2022	2.1	2.1	2.1	—%
Guardian Consulting Services, Inc.	3333 New Hyde Park Rd, Ste 202, New Hyde Park, NY 11042	PPP	Term Loan	1.0%	6/4/2022	8.0	8.0	8.0	—%
Kitty and Vibe, Inc	126 13th St, 3rd Floor, Brooklyn, NY 11215	PPP	Term Loan	1.0%	6/4/2022	0.6	0.6	0.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
Oncology and Hematology Associates of Central Jersey PA	2177 OAK TREE RD, Ste 104, Edison, NJ 08820	PPP	Term Loan	1.0%	6/4/2022	12.0	12.0	12.0	—%
Serlin Consulting LLC	1445 Gordon Terrace, Deerfield, IL 60015	PPP	Term Loan	1.0%	6/4/2022	2.1	2.1	2.1	—%
Amanda Thompson Design	4676 Dovefield Ln, Kannapolis, NC 28081	PPP	Term Loan	1.0%	6/4/2022	0.3	0.3	0.3	—%
Cartoon Collections, LLC	155 E 44th St, 29th Floor, New York, NY 10017	PPP	Term Loan	1.0%	6/4/2022	4.4	4.4	4.4	—%
Farrell Remodeling, Inc.	148 2nd St, Los Altos, CA 94022	PPP	Term Loan	1.0%	6/4/2022	15.4	15.4	15.4	—%
Aircel LLC	3033 Riviera Dr, Ste 101, Naples, FL 34103	PPP	Term Loan	1.0%	6/4/2022	35.0	35.0	35.0	0.01%
Make 3 Architecture	1075 Brady Ave NW, Atlanta, GA 30318	PPP	Term Loan	1.0%	6/4/2022	4.0	4.0	4.0	—%
Edgewater Services Co Ltd	225 Greenfield Pkwy, Ste 202, Liverpool, NY 13088	PPP	Term Loan	1.0%	6/4/2022	3.7	3.7	3.7	—%
Eva Davis	4403 Chase Ave, Bethesda, MD 20814	PPP	Term Loan	1.0%	6/4/2022	2.1	2.1	2.1	—%
Human Capital Management and Performance, LLC.	6506 Mebane Oaks Rd, Mebane, NC 27302	PPP	Term Loan	1.0%	6/4/2022	2.1	2.1	2.1	—%
Robert Spransy CPA	257 Abercorn Cir, Chapel Hill, NC 27516	PPP	Term Loan	1.0%	6/4/2022	1.5	1.5	1.5	—%
Unity Worldwide Ministries Eastern Region	800 Blanton Ave, Richmond, VA 23221	PPP	Term Loan	1.0%	6/4/2022	0.8	0.8	0.8	—%
Melanie S. Francis, LCSW	116 W 23rd St., 5th Floor, New York, NY 10011	PPP	Term Loan	1.0%	6/4/2022	1.6	1.6	1.6	—%
Fry Investment Company	4241 N Winfield Scott Plaza, #201, Scottsdale, AZ 85251	PPP	Term Loan	1.0%	6/4/2022	13.9	13.9	13.9	—%
RAZL LLC	45 Coldstream Cir, Lincolnshire, IL 60069	PPP	Term Loan	1.0%	6/4/2022	2.1	2.1	2.1	—%
New Experience	1029 N Peachtree Parkway 268, Peachtree City, GA 30269	PPP	Term Loan	1.0%	6/4/2022	6.9	6.9	6.9	—%
Enhanced Affordable Management Company, LLC	4221 Wilshire Blvd, Ste 260, Los Angeles, CA 90010	PPP	Term Loan	1.0%	6/4/2022	12.0	12.0	12.0	—%
Socorro Corp	900 Wilshire Blvd, Ste 2400, Los Angeles, CA 90017	PPP	Term Loan	1.0%	6/4/2022	2.1	2.1	2.1	—%
Amanda Lopez	23411 aliso viejo parkway, Aliso Viejo, CA 92656	PPP	Term Loan	1.0%	6/4/2022	0.5	0.5	0.5	—%
Brodeur Kazanjian Beauty & Fashion LLC dba Queen Beauty	1675 E Morten Ave, #4112, Phoenix, AZ 85020	PPP	Term Loan	1.0%	6/4/2022	5.9	5.9	5.9	—%
Charm City Cakes	2936 Remington Ave, Baltimore, MD 21211	PPP	Term Loan	1.0%	6/4/2022	5.5	5.5	5.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
James Reinish & Associates, Inc.	25 E 73rd St, New York, NY 10021	PPP	Term Loan	1.0%	6/5/2022	3.4	3.4	3.4	—%
Moody Creek Farms LLC	31257 VIA MARIA ELENA, Bonsall, CA 92003	PPP	Term Loan	1.0%	6/5/2022	35.4	35.4	35.4	0.01%
YMCA of West San Gabriel Valley	401 East Corto St., Alhambra, CA 91801	PPP	Term Loan	1.0%	6/5/2022	15.7	15.7	15.7	—%
National Postdoctoral Association	15800 Crabbs Branch Way, Derwood, MD 20855	PPP	Term Loan	1.0%	6/5/2022	3.7	3.7	3.7	—%
Laura A. Brevetti	575 5th Ave, 14th Floor, New York, NY 10017	PPP	Term Loan	1.0%	6/5/2022	3.0	3.0	3.0	—%
Superius Securities Group Inc	94 Grand Ave, Englewood, NJ 07631	PPP	Term Loan	1.0%	6/5/2022	4.4	4.4	4.4	—%
CATWALK, LLC fka VITRINE LLC	4300 Stevens Creek Blvd, Ste 126, San Jose, CA 95129	PPP	Term Loan	1.0%	6/5/2022	0.6	0.6	0.6	—%
Michelle Frost Real Estate Sales	3113 Roswell Rd, Ste 101, Marietta, GA 30062	PPP	Term Loan	1.0%	6/5/2022	2.1	2.1	2.1	—%
Nezhat Medical Center P.C.	5555 Peachtree Dunwoody Rd, Ste #276, Atlanta, GA 30342	PPP	Term Loan	1.0%	6/5/2022	8.3	8.3	8.3	—%
MS-IR LLC	88 Morningside Ave, Ste 7A, New York, NY 10027	PPP	Term Loan	1.0%	6/5/2022	2.1	2.1	2.1	—%
Michael S. Blank Realty	1870 Baldwin Rd. - Unit 69, Yorktown Heights, NY 10598	PPP	Term Loan	1.0%	6/5/2022	1.3	1.3	1.3	—%
PDT LLC	2812 Rivers Edge Rd, Louisville, KY 40222	PPP	Term Loan	1.0%	6/5/2022	3.3	3.3	3.3	—%
Hrach Khudatyan MD, Inc	134 N Glendale Ave, Glendale, CA 91206	PPP	Term Loan	1.0%	6/5/2022	3.3	3.3	3.3	—%
Corona Jackson Refrigeration Service, Inc.	59-6 Central Ave, Farmingdale, NY 11735	PPP	Term Loan	1.0%	6/5/2022	2.8	2.8	2.8	—%
Hight Accounting Services LLC	3209 E Wood Valley Rd NW, Atlanta, GA 30327	PPP	Term Loan	1.0%	6/5/2022	0.5	0.5	0.5	—%
Seattle Ventures LLC	2215 3rd Ave W, Seattle, WA 98119	PPP	Term Loan	1.0%	6/5/2022	2.1	2.1	2.1	—%
Nottingham Investment Company LLLP	1690 Derby Mesa Loop, Burns, CO 80426	PPP	Term Loan	1.0%	6/5/2022	2.1	2.1	2.1	—%
CT Business Enterprises	14703 Lyon Hill Ln, Huntersville, NC 28078	PPP	Term Loan	1.0%	6/5/2022	0.5	0.5	0.5	—%
Sherman Law Group, a Professional Law Corporation	9454 Wilshire Blvd, Beverly Hills, CA 90212	PPP	Term Loan	1.0%	6/5/2022	4.2	4.2	4.2	—%
Salon Vivace VA, LLC	680 Ingomar Rd, Wexford, PA 15090	PPP	Term Loan	1.0%	6/5/2022	12.7	12.7	12.7	—%
Statewide Interpreters	63 Milland Dr, Mill Valley, CA 94941	PPP	Term Loan	1.0%	6/5/2022	11.7	11.7	11.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
The Fiedler Companies, Inc.	408 E 134th St, Bronx, NY 10454	PPP	Term Loan	1.0%	6/5/2022	5.9	5.9	5.9	—%
Chris Matheos	13726 Leadwell St, Van Nuys, CA 91405	PPP	Term Loan	1.0%	6/5/2022	0.1	0.1	0.1	—%
Custom Trades Company	129 Stonehedge Dr N, Greenwich, CT 06831	PPP	Term Loan	1.0%	6/5/2022	0.5	0.5	0.5	—%
The JW Agency LLC	707 Skokie Blvd, Ste 600, Northbrook, IL 60062	PPP	Term Loan	1.0%	6/5/2022	3.6	3.6	3.6	—%
Precision Landscape Management Inc	3130 Carter Jones Rd, Groveland, FL 34736	PPP	Term Loan	1.0%	6/5/2022	19.0	19.0	19.0	0.01%
Stonecrop Gardens Inc	81 Stonecrop Ln, Cold Spring, NY 10516	PPP	Term Loan	1.0%	6/5/2022	16.7	16.7	16.7	0.01%
Panache	639 Pilot House Dr, Newport News, VA 23606	PPP	Term Loan	1.0%	6/5/2022	7.1	7.1	7.1	—%
Justin W McClung d/b/a The McClung Group	55 N Altwood Cir, Spring, TX 77382	PPP	Term Loan	1.0%	6/5/2022	4.2	4.2	4.2	—%
Door Four LLC	508 W 26th St., Ste 11A, New York, NY 10001	PPP	Term Loan	1.0%	6/5/2022	13.2	13.2	13.2	—%
Grandview Advisors Inc.	100 RIVERSIDE LN, Riverside, CT 06878	PPP	Term Loan	1.0%	6/5/2022	1.5	1.5	1.5	—%
Andrew S. Gaffney Foundation	245 South St, Morristown, NJ 07960	PPP	Term Loan	1.0%	6/5/2022	1.4	1.4	1.4	—%
The Law Offices of Bob Camors	1501 The Alameda, Ste 210, San Jose, CA 95126	PPP	Term Loan	1.0%	6/5/2022	3.2	3.2	3.2	—%
Ash Health Corp	316 Tennent Rd, Ste 202A, Morganville, NJ 07751	PPP	Term Loan	1.0%	6/5/2022	1.7	1.7	1.7	—%
Anne T. Carlon M.D. P.C.	425 E 58th St, #39A, New York, NY 10022	PPP	Term Loan	1.0%	6/5/2022	12.4	12.4	12.4	—%
SDG Engineering PC	121 Huntington Rd, Port Washington, NY 11050	PPP	Term Loan	1.0%	6/5/2022	8.5	8.5	8.5	—%
Active Reading Clinic	25 Hillcroft Way, Walnut Creek, CA 94597	PPP	Term Loan	1.0%	6/5/2022	3.2	3.2	3.2	—%
JD Randall group	4422 Sea Harbour Dr, Huntington Beach, CA 92649	PPP	Term Loan	1.0%	6/5/2022	1.5	1.5	1.5	—%
American Friends of the Israel Museum	545 5th Ave, Ste 920, New York, NY 10017	PPP	Term Loan	1.0%	6/5/2022	13.2	13.2	13.2	—%
STSE - DBA Plaza Auto	359 E Western Reserve Rd, Youngstown, OH 44514	PPP	Term Loan	1.0%	6/5/2022	1.1	1.1	1.1	—%
Green Rhino Recycling, LLC	2809 Academy Dr SE, Auburn, WA 98092	PPP	Term Loan	1.0%	6/5/2022	2.2	2.2	2.2	—%
Landmark Technologies LLC	4806 S St Andrews Ln, Spokane, WA 99223	PPP	Term Loan	1.0%	6/5/2022	2.8	2.8	2.8	—%
Jacqueline R. Moroco, D.D.S., M.S., P.A.	4600 Linton Boulevard, Ste 330, Delray Beach, FL 33445	PPP	Term Loan	1.0%	6/5/2022	14.3	14.3	14.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
Compacted Recycling Company LLC	2809 Academy Dr SE, Auburn, WA 98092	PPP	Term Loan	1.0%	6/5/2022	1.1	1.1	1.1	—%
LaFlower Construction, Inc.	23888 Madison St, Torrance, CA 90505	PPP	Term Loan	1.0%	6/5/2022	0.1	0.1	0.1	—%
DC Retina Docs PLLC	3317 P St NW, Washington, DC 20007	PPP	Term Loan	1.0%	6/5/2022	0.6	0.6	0.6	—%
Katherine W Luce	1220 University Dr, Ste 104, Menlo Park, CA 94025	PPP	Term Loan	1.0%	6/5/2022	1.3	1.3	1.3	—%
HYPRLABS INC.	400 Concar Dr, San Mateo, CA 94402	PPP	Term Loan	1.0%	6/5/2022	10.4	10.4	10.4	—%
Tmack Property Maintenance LLC	14 Knollwood Dr, East Hanover, NJ 07936	PPP	Term Loan	1.0%	6/5/2022	1.6	1.6	1.6	—%
Sea-Est Incorporated	1741 W Beaver St, Jacksonville, FL 32209	PPP	Term Loan	1.0%	6/8/2022	25.6	25.6	25.6	0.01%
Gwinnett Cemeteries, LLC	103 Crestview Church Rd, Warner Robins, GA 31088	PPP	Term Loan	1.0%	6/8/2022	16.5	16.5	16.5	0.01%
Clint Dewey	155 E 31st St, Apt 4S, New York, NY 10016	PPP	Term Loan	1.0%	6/8/2022	2.1	2.1	2.1	—%
KP Auto Repair LLC	12917 Percheron Ln, Oak Hill, VA 20171	PPP	Term Loan	1.0%	6/8/2022	1.3	1.3	1.3	—%
Michael S Chlopak	1 Claridge Dr, Apt PH 14, Verona, NJ 07044	PPP	Term Loan	1.0%	6/8/2022	1.4	1.4	1.4	—%
Morgan Blakeley LLC	255 Saint Paul St, Apt #220, Denver, CO 80206	PPP	Term Loan	1.0%	6/8/2022	0.7	0.7	0.7	—%
Frank Nicholson Inc.	360 Massachusetts Ave, Acton, MA 01720	PPP	Term Loan	1.0%	6/8/2022	8.6	8.6	8.6	—%
John Merrick	3209 Centenary Ave, Dallas, TX 75225	PPP	Term Loan	1.0%	6/8/2022	2.0	2.0	2.0	—%
Music Center Inc. dba Haight Ashbury Music Center; dba Gelb Music	722 El Camino Real, Redwood City, CA 94063	PPP	Term Loan	1.0%	6/8/2022	9.5	9.5	9.5	—%
Korhan Beba	17 Oak Hill Rd, Branchburg, NJ 08853	PPP	Term Loan	1.0%	6/8/2022	0.5	0.5	0.5	—%
Grenville Owners Corp.	225 Bennett Ave, Ste 1K, New York, NY 10040	PPP	Term Loan	1.0%	6/8/2022	3.2	3.2	3.2	—%
Camfed U.S.A. Foundation	466 Geary St, Ste 400, San Francisco, CA 94102	PPP	Term Loan	1.0%	6/8/2022	18.2	18.2	18.2	0.01%
National Roofing	1237 Circle Ave, Forest Park, IL 60130	PPP	Term Loan	1.0%	6/8/2022	52.5	52.5	52.5	0.02%
Dental Designs of Naples	5048 Tamiami Trail N, Naples, FL 34103	PPP	Term Loan	1.0%	6/9/2022	21.1	21.1	21.1	0.01%
Ronald A. Williams Ltd	5540 Falmouth St Ste 303, Richmond, VA 23230	PPP	Term Loan	1.0%	6/9/2022	3.8	3.8	3.8	—%
National Foundation for Infectious Diseases (NFID)	7201 Wisconsin Ave, Ste 750, Bethesda, MD 20814	PPP	Term Loan	1.0%	6/9/2022	9.9	9.9	9.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
The Junior League of Pensacola, Florida, Incorporated	2016 W. Garden St., Pensacola, FL 32502	PPP	Term Loan	1.0%	6/9/2022	0.5	0.5	0.5	—%
David Dee Fine Arts	1374 E Arlington Dr, Salt Lake City, UT 84108	PPP	Term Loan	1.0%	6/9/2022	0.6	0.6	0.6	—%
HERBERT CHARLES SCHWAT	1940 Biltmore St NW, Apt 32, Washington, DC 20009	PPP	Term Loan	1.0%	6/9/2022	2.1	2.1	2.1	—%
ATL Advisory LLC	76 Bellefair Rd, Rye Brook, NY 10573	PPP	Term Loan	1.0%	6/9/2022	2.1	2.1	2.1	—%
Kushnika, Inc.	14766 Live Oak Ln, Saratoga, CA 95070	PPP	Term Loan	1.0%	6/9/2022	0.7	0.7	0.7	—%
Gabriella New York, LLC	155 Wooster St., Unit 3W, New York, NY 10012	PPP	Term Loan	1.0%	6/9/2022	3.1	3.1	3.1	—%
Luxury Destinations	151 Melius Rd, Warren, CT 06754	PPP	Term Loan	1.0%	6/9/2022	1.6	1.6	1.6	—%
G&A Rehab, Inc	3333 Skypark Dr, Ste 220, Torrance, CA 90505	PPP	Term Loan	1.0%	6/9/2022	15.8	15.8	15.8	—%
CCR Investment Group dba Equity Finance Group	2271 W. Malvern ave, Ste 424, Fullerton, CA 92833	PPP	Term Loan	1.0%	6/9/2022	5.1	5.1	5.1	—%
OCC installations	12102 Manley St, Garden Grove, CA 92845	PPP	Term Loan	1.0%	6/9/2022	0.7	0.7	0.7	—%
Charm City Cakes West	8302 Melrose Ave, Los Angeles, CA 90069	PPP	Term Loan	1.0%	6/9/2022	6.6	6.6	6.6	—%
Cape fear kickboxing inc	7122 Market St, Ste 120, Wilmington, NC 28411	PPP	Term Loan	1.0%	6/9/2022	4.9	4.9	4.9	—%
Solstice Adventure, LLC	1521 Alton Rd, #802, Miami Beach, FL 33139	PPP	Term Loan	1.0%	6/9/2022	0.9	0.9	0.9	—%
Standard Wedding Band Co Inc	951 Franklin Ave, Garden City, NY 11530	PPP	Term Loan	1.0%	6/10/2022	3.5	3.5	3.5	—%
Michigan Braille Transcribing Fund	3500 N. Elm, Jackson, MI 49201	PPP	Term Loan	1.0%	6/10/2022	4.7	4.7	4.7	—%
Joy DiNapoli	154 Beach Ave, Larchmont, NY 10538	PPP	Term Loan	1.0%	6/10/2022	1.0	1.0	1.0	—%
PJH Partners LLC	455 East Paces Ferry Rd NE, Ste 214, Atlanta, GA 30305	PPP	Term Loan	1.0%	6/10/2022	0.9	0.9	0.9	—%
Christine Yi	111 E 30th St, Ste 8B, New York, NY 10016	PPP	Term Loan	1.0%	6/10/2022	0.8	0.8	0.8	—%
Intrepid	7 Quail Ridge Rd S, Rolling Hills, CA 90274	PPP	Term Loan	1.0%	6/10/2022	6.9	6.9	6.9	—%
J3 Consulting, LLC	1 Mountain Oaks Park, Glendale, CA 91214	PPP	Term Loan	1.0%	6/10/2022	2.1	2.1	2.1	—%
Don Marshall CPA Inc	3427 S Walker Ave, San Pedro, CA 90731	PPP	Term Loan	1.0%	6/10/2022	1.0	1.0	1.0	—%
Cassidy Holdings, LLC	7712 Hillside Dr, La Jolla, CA 92037	PPP	Term Loan	1.0%	6/10/2022	1.2	1.2	1.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
AUREUS CAPITAL LLC	216 E Sheridan Pl, Lake Bluff, IL 60044	PPP	Term Loan	1.0%	6/10/2022	1.3	1.3	1.3	—%
Timothy F. Lester	8 Forest Dr, Westport, CT 06880	PPP	Term Loan	1.0%	6/10/2022	0.5	0.5	0.5	—%
Hamilton Hill LLC	905 W Main St, Durham, NC 27701	PPP	Term Loan	1.0%	6/10/2022	4.3	4.3	4.3	—%
Rain Wine National Corp	2608 SW River Shore Dr, Port St. Lucie, FL 34984	PPP	Term Loan	1.0%	6/10/2022	2.1	2.1	2.1	—%
Mora Investment Management	9 W Star Island Dr, Miami Beach, FL 33139	PPP	Term Loan	1.0%	6/10/2022	1.2	1.2	1.2	—%
Mark Friedman	210 W 101st St, Ste 5E, New York, NY 10025	PPP	Term Loan	1.0%	6/10/2022	2.1	2.1	2.1	—%
Grunberger Diamonds Incorporated	98 Cutter Mill Rd, Great Neck Plaza, NY 11021	PPP	Term Loan	1.0%	6/10/2022	8.4	8.4	8.4	—%
Examoto LLC	125 Booth Ln, Haverford, PA 19041	PPP	Term Loan	1.0%	6/10/2022	5.3	5.3	5.3	—%
Michael Slayton General Contracting, Inc	232 N Lonehill Ave, Glendora, CA 91741	PPP	Term Loan	1.0%	6/11/2022	1.2	1.2	1.2	—%
Joseph Haraszti	2810 East Del Mar Blvd, Ste 8A, Pasadena, CA 91107	PPP	Term Loan	1.0%	6/11/2022	2.9	2.9	2.9	—%
Statement Lawn and Landscape, Inc.	19520 W 95th St, Lenexa, KS 66220	PPP	Term Loan	1.0%	6/11/2022	1.1	1.1	1.1	—%
Alexis D. Bodenheimer	205 East 92nd St., Apt 27A, New York, NY 10128	PPP	Term Loan	1.0%	6/11/2022	2.1	2.1	2.1	—%
Augusta Grant Travel	1428 Hemingway Place, Naples, FL 34103	PPP	Term Loan	1.0%	6/11/2022	0.7	0.7	0.7	—%
NEUMENTUM, INC.	250 Colorado Ave, Palo Alto, CA 94301	PPP	Term Loan	1.0%	6/11/2022	4.9	4.9	4.9	—%
Paige Hoholik LLC	210 St Paul St, Denver, CO 80206	PPP	Term Loan	1.0%	6/11/2022	2.1	2.1	2.1	—%
Birdie Golf Ball Company	208 Margate Ct, Margate, FL 33063	PPP	Term Loan	1.0%	6/11/2022	0.9	0.9	0.9	—%
Rachel Dack Counseling LLC	6917 Arlington Rd, #222, Bethesda, MD 20814	PPP	Term Loan	1.0%	6/11/2022	1.3	1.3	1.3	—%
Law Office of Swati P Mantione, P.C.	12 Thadford St, East Northport, NY 11731	PPP	Term Loan	1.0%	6/11/2022	2.1	2.1	2.1	—%
Amanda Reynal Interiors	1417 Walnut St, Ste D, Des Moines, IA 50309	PPP	Term Loan	1.0%	6/11/2022	1.8	1.8	1.8	—%
Clark A Miller Sales LTD	1205 Tuscany Ct, Alpharetta, GA 30004	PPP	Term Loan	1.0%	6/11/2022	0.6	0.6	0.6	—%
Lucy McRae	1340 E 6th St, Los Angeles, CA 90021	PPP	Term Loan	1.0%	6/11/2022	1.7	1.7	1.7	—%
The Great Escape Room Tampa LLC	300 E Madison St, #301, Tampa, FL 33602	PPP	Term Loan	1.0%	6/11/2022	4.7	4.7	4.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
Woodrow Orlando LLC DBA The Great Escape Room Orlando	525 Woodstead Ct, Longwood, FL 32779	PPP	Term Loan	1.0%	6/11/2022	2.0	2.0	2.0	—%
Mary Jane Marchisotto dba MJM Advisory, LLC	245 E 87th St, Apt 9F, New York, NY 10128	PPP	Term Loan	1.0%	6/11/2022	0.6	0.6	0.6	—%
Copperfield Investment & Development Company	1721 Crystal Ann Ave, Las Vegas, NV 89106	PPP	Term Loan	1.0%	6/12/2022	1.2	1.2	1.2	—%
Score OKC	18509 N Meridian Ave, Edmond, OK 73012	PPP	Term Loan	1.0%	6/12/2022	3.0	3.0	3.0	—%
Lead Tek Plating	27555 SW Boones Ferry Rd, Wilsonville, OR 97070	PPP	Term Loan	1.0%	6/12/2022	20.0	20.0	20.0	0.01%
Dan Counts & Associates, Inc.	1780 Prescott Ave, Monterey, CA 93940	PPP	Term Loan	1.0%	6/12/2022	1.1	1.1	1.1	—%
Diamondback Golf Course, LLC	500 Harborview Dr, Third Floor, Baltimore, MD 21230	PPP	Term Loan	1.0%	6/12/2022	7.6	7.6	7.6	—%
Josh Madonick Physical Therapy	86 Eucalyptus Rd, Petaluma, CA 94952	PPP	Term Loan	1.0%	6/12/2022	0.3	0.3	0.3	—%
RHBerman Consulting	161 Falcon Rd, Guilford, CT 06437	PPP	Term Loan	1.0%	6/12/2022	2.1	2.1	2.1	—%
MPYRE HOLDING CO	1723 23rd Ave, San Francisco, CA 94122	PPP	Term Loan	1.0%	6/12/2022	1.7	1.7	1.7	—%
NICK A. DEFILIPPIS, PHD, PC	990 Hammond Dr, Ste 575, Sandy Springs, GA 30328	PPP	Term Loan	1.0%	6/12/2022	1.6	1.6	1.6	—%
Orloff Eye Group, Inc.	1 Plume Grass Way, Westhampton, NY 11977	PPP	Term Loan	1.0%	6/15/2022	4.8	4.8	4.8	—%
Protestant Episcopal Church In The Diocese of California	2791 Driscoll Rd, Fremont, CA 94539	PPP	Term Loan	1.0%	6/15/2022	2.5	2.5	2.5	—%
The Great Escape Room New York LLC	1150 University Ave Bldg 5, Ste 12A, Rochester, NY 14607	PPP	Term Loan	1.0%	6/15/2022	2.2	2.2	2.2	—%
K.S.M Enterprises Inc. DBA Michaels Shell	2589 N Lakewood Blvd, Long Beach, CA 90815	PPP	Term Loan	1.0%	6/15/2022	4.0	4.0	4.0	—%
Bobbie Baron Inc.	1633 Broadway, New York, NY 10019	PPP	Term Loan	1.0%	6/15/2022	2.1	2.1	2.1	—%
DEAFLINK INC	57 Ludlow Ln, Palisades, NY 10964	PPP	Term Loan	1.0%	6/15/2022	1.3	1.3	1.3	—%
Joseph L. Lester, M.D., P.C.	2201 Evans Dr, Opelika, AL 36801	PPP	Term Loan	1.0%	6/15/2022	5.5	5.5	5.5	—%
Weber Brands, LLC	50 Pine Hill Rd, Great Neck, NY 11020	PPP	Term Loan	1.0%	6/15/2022	2.1	2.1	2.1	—%
Robert M. Tudisco, Esq.	90 Stebbins Ave, Eastchester, NY 10709	PPP	Term Loan	1.0%	6/16/2022	1.4	1.4	1.4	—%
Propel A Charter Management Group Inc	5200 Irwindale Ave, Irwindale, CA 91706	PPP	Term Loan	1.0%	6/16/2022	29.8	29.8	29.8	0.01%
Sunburst Decorative Rock, Inc	282 Live Oak Ave, Irwindale, CA 91706	PPP	Term Loan	1.0%	6/16/2022	18.3	18.3	18.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)									327,446
Nancy R. Reinish	336 Central Park West, New York, NY 10025	PPP	Term Loan	1.0%	6/16/2022	2.1	2.1	2.1	—%
The Great Escape Room Chicago	160 E Grand Ave, #400, Chicago, IL 60611	PPP	Term Loan	1.0%	6/16/2022	3.9	3.9	3.9	—%
Daydream Reels LLC	3615 N Kenilworth St, Arlington, VA 22207	PPP	Term Loan	1.0%	6/16/2022	1.3	1.3	1.3	—%
C Sensei Group LLC	1730 S Federal Hwy, Ste 280, Delray Beach, FL 33483	PPP	Term Loan	1.0%	6/16/2022	2.1	2.1	2.1	—%
Dockum Research Lab, Inc	844 E Mariposa St, Altadena, CA 91001	PPP	Term Loan	1.0%	6/17/2022	6.4	6.4	6.4	—%
306 Hollywood LLC	14 West 17th St., New York, NY 10011	PPP	Term Loan	1.0%	6/17/2022	1.2	1.2	1.2	—%
Irvine Optometry	17585 Harvard Ave,, Ste E, Irvine, CA 92614	PPP	Term Loan	1.0%	6/17/2022	4.5	4.5	4.5	—%
Double H Farms, LLC	15050 Golden Point Ln, Wellington, FL 33414	PPP	Term Loan	1.0%	6/17/2022	12.9	12.9	12.9	—%
The Nashville Dermatology And Skin Cancer Clinic, P.C.	2222 State St, Ste A, Nashville, TN 37203	PPP	Term Loan	1.0%	6/17/2022	4.4	4.4	4.4	—%
Harper Road Treatment Center	1802 Harper Rd, Ste 202, Beckley, WV 25801	PPP	Term Loan	1.0%	6/18/2022	2.6	2.6	2.6	—%
Sense Education, Inc.	1 W 85th St, New York, NY 10024	PPP	Term Loan	1.0%	6/18/2022	12.0	12.0	12.0	—%
PR Realty Management LLC	2207 Coney Island Ave, Brooklyn, NY 11223	PPP	Term Loan	1.0%	6/18/2022	19.2	19.2	19.2	0.01%
Roadtrip Productions Inc	One Penn Plaza, Ste 3500, New York, NY 10119	PPP	Term Loan	1.0%	6/19/2022	2.1	2.1	2.1	—%
Hirezi & Hirezi, D.M.D., P.A.	4495 Baymeadows Rd, Jacksonville, FL 32217	PPP	Term Loan	1.0%	6/22/2022	7.4	7.4	7.4	—%
NTR Partners Administration LLC	11726 San Vicente Blvd, Ste 290, Los Angeles, CA 90049	PPP	Term Loan	1.0%	6/22/2022	3.5	3.5	3.5	—%
Bartman Bros.	11777 San Vicente Blvd, Ste 600, Los Angeles, CA 90049	PPP	Term Loan	1.0%	6/22/2022	5.8	5.8	5.8	—%
Kleopatra Productions, Inc.	4230 Gardendale, Ste 101, San Antonio, TX 78229	PPP	Term Loan	1.0%	6/22/2022	20.8	20.8	20.8	0.01%
PHILIP F. STOTTS	4985 Stonehaven Dr., Yorba Linda, CA 92887	PPP	Term Loan	1.0%	6/22/2022	2.1	2.1	2.1	—%
Rajan Shah MD PA	1060 Broad St, Newark, NJ 07102	PPP	Term Loan	1.0%	6/22/2022	4.1	4.1	4.1	—%
Surco Products, Inc.	14001 S Main St, Los Angeles, CA 90061	PPP	Term Loan	1.0%	6/23/2022	7.5	7.5	7.5	—%
Joel Diaz Training Camp, LLC.	40795 Adriatico Ct, Indio, CA 92203	PPP	Term Loan	1.0%	6/23/2022	1.4	1.4	1.4	—%
John J. McMahon	80 Main St, West Orange, NJ 07052	PPP	Term Loan	1.0%	6/24/2022	2.1	2.1	2.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)										327,446
Auto Trim Design of Northeastern New York Inc		83 Ellison St, Milton, VT 05468	PPP	Term Loan	1.0%	6/24/2022	7.0	7.0	7.0	—%
Steven Robert Justman aka Steven Justman		54 Banksville Rd, North Castle, NY 10504	PPP	Term Loan	1.0%	6/24/2022	2.0	2.0	2.0	—%
J. Li Brand LTD		63 Roebling St, #6L, Brooklyn, NY 11211	PPP	Term Loan	1.0%	6/25/2022	3.5	3.5	3.5	—%
John Berry Turbidy		1501 Silver King Dr, Aspen, CO 81611	PPP	Term Loan	1.0%	6/29/2022	2.1	2.1	2.1	—%
Hanson & Schwam Public Relations LLC		9350 Wilshire Blvd, #315, Beverly Hills, CA 90212	PPP	Term Loan	1.0%	6/29/2022	0.8	0.8	0.8	—%
Debra L. Holt		233 NW 36th St, Miami, FL 33127	PPP	Term Loan	1.0%	6/30/2022	2.1	2.1	2.1	—%
Kenneth Baer		16 Millstone Dr, East Windsor, NJ 08512	PPP	Term Loan	1.0%	6/30/2022	0.5	0.5	0.5	—%
Model Partner, LLC		19 William Close Ct, Warwick, NY 10990	PPP	Term Loan	1.0%	6/30/2022	2.1	2.1	2.1	—%
Total SBA Guaranteed Accrual Investments							$18,804.4	$18,804.4	$20,074.1	6.13%

SBA Guaranteed Non-Accrual Investments (4b)
MIT LLC	(*)	11 North Peach ST., Medford, OR 97504	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	254.7	254.7	254.7	0.08%
Neville Galvanizing, Inc	(*)	2983 Grand Ave, Pittsburgh, PA 15225	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	707.1	707.1	707.1	0.22%
Kneading Dough LLC dba NY Bagel Cafe & Deli,NY Bagle, New York Bagle,N	(*)	10287 Okeechobee Blvd #13, Royal Palm Beach, FL 33411	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2029	102.5	102.5	102.5	0.03%
Chavero's Auto	(*)	1364 E Palma Vista Dr, Palmview, TX 78572	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 6.5%	10/11/2029	12.5	12.5	12.5	—%
Total SBA Guaranteed Non-Accrual Investments							1,076.8	1,076.8	1,076.8	0.33%

Total SBA Guaranteed Investments							19,881.2	19,881.2	21,150.9	6.46%

Total SBA Unguaranteed and Guaranteed Investments							443,267.0	443,435.0	426,087.8	130.12%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Controlled Investments (5) (22)										327446
Advanced Cyber Security Systems, LLC	(*,#) (6) (21)	3880 Veterans Memorial Hwy. Suite 201, Bohemia, NY 11716	Data processing, Hosting, and Related Services	50% Membership Interest	—%	—	—	—	—	—%
				Term Loan	3%	Dec 2014	381.0	381.0	—	—%
Automated Merchant Services, Inc.	(*,#) (7) (21)	12230 Forest Hill Blvd., Wellington, FL 33414	Data processing, Hosting, and Related Services	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc.	(*,#) (8)	1985 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	2,250.0	0.69%
				Line of Credit	10%	Dec 2020	6,560.0	6,560.0	6,560.0	2.00%
Newtek Technology Solutions, Inc.	(*,#) (11)	1904 W. Parkside Lane Phoenix, AZ 85027	Data processing, Hosting, and Related Services	100% Common Stock	—%	—	—	8,384.0	9,500.0	2.90%
				Line of Credit	10%	Nov 2028	10,821.0	10,821.0	10,821.0	3.30%
Newtek Insurance Agency, LLC	(*,#) (13)	1981 Marcus Ave., Lake Success, NY 11042	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	135.0	2,215.0	0.68%
PMTWorks Payroll, LLC	(*,#) (9)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	1,813.1	—	—%
				Term Loan	10%	Oct 2021	435.0	435.0	—	—%
				Term Loan	10%	May 2020	750.0	750.0	—	—%
				Term Loan	12%	May 2020	500.0	500.0	—	—%
				Term Loan	10%	July 2020	1,000.0	1,000.0	—	—%
Small Business Lending, LLC	(*,#) (12) (21)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	598.0	6,848.4	2.09%
				Term Loan	10%	June 2021	400.0	400.0	400.0	0.12%
ADR Partners, LLC dba banc-serv Partners, LLC	(*,#) (12)	8777 Purdue Rd, Indianapolis, IN 46268	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	7,085.2	—	—%
International Professional Marketing, Inc.	(#) (16)	151 W. 30th St., New York, NY 10001	Professional, Scientific, and Technical Services	100% Common Stock	—%	—	—	4,000.0	4,150.0	1.27%
				Line of Credit	Prime plus 0.5%	April 2021	750.0	750.0	750.0	0.23%
SIDCO, LLC	(#) (16)	151 W. 30th St., New York, NY 10001	Professional, Scientific, and Technical Services	100% Membership Interest	—%	—	—	7,119.7	6,649.7	2.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Controlled Investments (5) (22)										327446
				Line of Credit	Prime plus 0.5%	July 2020	100.0	375.0	375.0	0.11%
Newtek Merchant Solutions, LLC	(#) (11)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	16,438.0	115,000.0	35.12%
Mobil Money, LLC	(#) (17)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	2,980.0	2,500.0	0.76%
Newtek Business Lending, LLC	(*,#) (10)	14 East Washington St., Orlando, FL 32801	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	31,073.0	34,702.7	10.60%
Newtek Conventional Lending, LLC	(#) (18) (23)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	50% Membership Interest	—%	—	—	15,770.0	17,464.0	5.33%
Titanium Asset Management, LLC	(*,#) (14)	1981 Marcus Ave., Lake Success, NY 11042	Administrative and Support Services	Term Loan	10%	March 2021	900.0	900.0	315.0	0.10%
				100% Membership Interest	—%	—	—	—	—	—%
Excel WebSolutions, LLC	(*,#) (15)	888 East Brighton Ave. Syracuse, NY 13205	Data processing, Hosting, and Related Services	Term Loan	10%	Sept 2020	159.2	159.2	—	—%
				100% Membership Interest	—	—	—	—	—	—%
POS on Cloud, LLC	(#) (20)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	Term Loan	10%	Sept 2023	850.0	850.0	850.0	0.26%
				50.14% Membership Interest	—	—	—	—	—	—%
Total Controlled Investments							$23,606.2	$123,705.2	$221,350.8	67.60%

Non-Control/Affiliate Investments (22)
EMCAP Loan Holdings, LLC	(+,#) (19) (25)	1140 Reservoir Ave., Cranston, RI 02920	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	6.04% Membership Interest	—%	—	$—	$1,000.0	$1,000.0	0.31%

Total Investments							$466,873.2	$568,140.2	$648,438.6	198.03%

See accompanying notes to consolidated financial statements.

^ Investment has been pledged as collateral under the Securitization Trusts.
* Non-income producing security.
# Fair value determined using significant unobservable inputs.
+ Restricted security.
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
(2) The interest rates in effect on our loans as of June 30, 2020 are based off a Prime Rate equal to 3.25% and 1 month LIBOR equal to 0.16225%.
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
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. or its subsidiaries owns more than 25% of the voting securities of such company. See NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS in the accompanying notes to the consolidated financial statements for transactions during the six months ended June 30, 2020 with affiliates the Company is deemed to control.
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

See accompanying notes to consolidated financial statements.

Newtek Business Services Corp.) and 50% owned by Conventional Lending TCP Holding, LLC (a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (NASDAQ:TCPC)). Deemed an investment company under the 1940 Act.
(19) 6.04% owned by Wilshire Holdings I, Inc. (a subsidiary of Newtek Business Services Corp.)
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
(23) Non-qualifying asset under the Investment Company Act of 1940, as amended. Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At June 30, 2020, 8.5% of total assets are non-qualifying assets.
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
(25) The initial acquisition date for EMCAP Loan Holdings, LLC was April 25, 2018.

As of June 30, 2020, the federal tax cost of investments was $568,140,000 resulting in estimated gross unrealized gains and losses of $146,381,000 and $57,700,000, respectively.

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Global Information Technology, Inc	(#)	1 Cragwood Rd, South Plainfield, NJ 07080	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/31/2029	$567.5	$567.5	501.2	0.16%
Nick's Country Kitchen, LLC	(#)	3 Flanders Rd, Bethlehem, CT 06751	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2044	$287.5	$287.5	308.3	0.10%
Bearwaters Brewing Company	(#)	101 Park St, Canton, NC 28716	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2044	$257.5	$257.5	281.1	0.09%
Pecos Entertainment LLC dba State Theater	(#)	421 South Oak St, Pecos, TX 79772	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/31/2029	$130.0	$130.0	136.8	0.04%
Spinnaker Vero Inc.	(#)	983 12th St., Vero Beach, FL 32960	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/30/2044	$787.5	$787.5	814.1	0.25%
Kiddie Garden Child Development Center, LLC	(#)	2809 W. Atkinson Ave, Milwaukee, WI 53209	Social Assistance	Term Loan	Prime plus 2.75%	12/30/2044	$43.0	$43.0	46.9	0.01%
VIP Construction Group Inc.	(#)	3332 W Mulberry Drive, Mequon, WI 53092	Construction of Buildings	Term Loan	Prime plus 2.75%	12/30/2029	$62.5	$62.5	65.2	0.02%
Kwik Stop dba Dilpreet Hundai	(#)	1001 Sacramento Ave, West Sacramento, CA 95605	Gasoline Stations	Term Loan	Prime plus 2.75%	12/30/2044	$242.0	$242.0	254.8	0.08%
Jauchem & Meeh Inc.dba Gregory Meeh Design;Jermy Chernick Design;J&M S	(#)	524 Sackett St., Brooklyn, NY 11217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/30/2029	$275.0	$275.0	264.9	0.08%
Home Decor Liquidators, LLC dba Home Decor Outlets;Home Decor Mattress	(#)	4187 Pleasant Hill Rd, Duluth, GA 30096	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2029	$987.5	$987.5	897.7	0.28%
Destination Hope, Inc. and The Academy for Addiction Professionals, In	(#)	6555 NW 9th Ave, Fort Lauderdale, FL 33309	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2044	$375.0	$375.0	397.1	0.12%
Larry J. Frick dba L & S Trucking	(#)	157571 E Wausau Ave, Wausau, WI 54403	Truck Transportation	Term Loan	Prime plus 2.75%	12/30/2029	$49.5	$49.5	46.2	0.01%
Vance Ewing LLC	(#)	22940 Harlan Ln, St. Robert, MO 65584	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/30/2029	$112.5	$112.5	117.3	0.04%
Destination Hope, Inc, TrilogyTreatment & Wellness Center, Inc	(#)	6555 NW 9th Ave, Fort Lauderdale, FL 33309	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2029	$363.8	$363.8	324.5	0.10%
American Landscaping Company and Ground Effects Landscaping, LLC	(#)	6151 A St., Anchorage, AK 99518	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	$646.7	$646.7	713.7	0.22%
Mankamana Holdings, LLc dba Perfect Brow Art, Mankamana Holdings, LLC	(#)	7302 Kirby Ave, Lubbock, TX 79424	Gasoline Stations	Term Loan	Prime plus 2.75%	12/27/2029	$137.5	$137.5	132.1	0.04%
Irony LLC dba Mulberry’s Garment Care	(#)	2579 Fairview Ave North, Roseville, MN 55113	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/27/2029	$1,042.5	$1,042.5	925.1	0.29%
American Landscaping Company	(#)	6151 A St., Anchorage, AK 99518	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	$326.3	$326.3	321.3	0.10%

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

See accompanying notes to consolidated financial statements.

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

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of June 30, 2020, cash deposits in excess of insured amounts totaled $30,403,000. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of June 30, 2020.
Restricted Cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties, cash reserves established as part of a voluntary agreement with the SBA, and cash reserves associated with securitization transactions. As of June 30, 2020, total restricted cash was $40,213,000.

The following table provides a reconciliation of cash and restricted cash as of June 30, 2020 and 2019 and December 31, 2019 and 2018:

	June 30, 2020	June 30, 2019	December 31, 2019	December 31, 2018
Cash	$13,385	3,585	1,762	$2,316
Restricted cash	40,213	26,094	31,445	29,034
Cash and restricted cash	$53,598	$29,679	$33,207	$31,350

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the six months ended June 30, 2020 and 2019, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $9,465,000 and $12,405,000 at June 30, 2020 and December 31, 2019, respectively, and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

In addition, under the PPP that began in the second quarter of 2020, the SBA reimburses the Company for originating loans. Such SBA reimbursements are included as interest income on PPP loans. Such fees are accounted for under ASC-310 Receivables and deferred until the loan is sold to one of our PPP Participants. Income earned in connection with the PPP should not be viewed as recurring and is subject the continuation of the PPP.

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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3—INVESTMENTS:

Investments, all of which are in portfolio companies in the United States, consisted of the following at:

	June 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Non-affiliate debt investments	443,435	426,088	453,043	442,227
Non-control/affiliate equity investments	1,000	1,000	1,000	1,000
Controlled investments:
Equity	84,054	183,816	71,519	181,917
Equity interest in NCL (Joint Venture)	15,770	17,464	14,270	16,123
Debt	23,881	20,071	21,511	17,777
Total investments	$568,140	$648,439	$561,343	$659,044

SBA unguaranteed investments consisted of the following breakdown of accrual and non-accrual loans at:

	June 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Accrual	$361,925	$372,120	$370,612	$382,986
Non-Accrual	61,629	32,817	59,085	34,237
Total SBA unguaranteed investments	$423,554	$404,937	$429,697	$417,223
SBA guaranteed investments consisted of the following breakdown of accrual and non-accrual loans at:

	June 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Accrual	$18,804	$20,074	$16,555	$18,213
Non-Accrual	1,077	1,077	6,790	6,791
Total SBA guaranteed investments	$19,881	$21,151	$23,345	$25,004

On March 27, 2020, Congress passed, and the President of the United States signed into law, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act provides an over $2.0 trillion stimulus package to certain businesses and individuals affected by the COVID-19 pandemic, with subsidies to certain existing SBA 7(a) borrowers in which the SBA will pay all principal, interest, and fees on existing performing SBA 7(a) loans for six months beginning with such borrowers’ April 2020 payments. Among other things, the CARES Act allows NSBF, as an SBA 7(a) lender, to originate loans under the newly-established Paycheck Protection Program (“PPP”) as an expansion of the existing SBA Section 7(a) loan program through June 30, 2020. On July 4, 2020, the President of the United States signed a bill to re-open the application window for the PPP until August 8, 2020. The SBA had stopped accepting loan applications at midnight on June 30, 2020 prior to the extension. The July 4, 2020 bill also corrected what has been described as a technical drafting error, in which the CARES Act and the PPP did not initially create separate authorization levels for the SBA 7(a) program and the PPP, which could have left the SBA 7(a) program temporarily unfunded.

Under the PPP, current SBA 7(a) lenders are automatically approved to extend 100% federally guaranteed PPP loans to certain small businesses for amounts up to 2.5 times of those businesses’ average monthly payroll expenses (capped at $10 million). The interest rate on PPP loans is capped at 1.0%, and the loans are forgivable after an 8 up to a 24 week forgiveness period, provided that the borrower uses the loans for eligible purposes (e.g., payroll/benefits (excluding employee compensation above $100,000), mortgage interest, rent and utilities) and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower reduces salaries or terminates employees during the forgiveness period.

As a result of the uncertain economic impact to U.S. small businesses created by the COVID-19 pandemic, the Company’s Executive Committee and Lending Team temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans. As of August 6, 2020, NSBF has funded approximately 9,620 PPP loans totaling $1.15 billion though the PPP program. Pursuant to the PPP, the SBA will reimburse a lender authorized to make a PPP loan at a rate, based on the balance of the financing outstanding at the time of disbursement of the PPP loan, of: (i) 5% for PPP loans of not more than $350,000; (ii) 3% for loans of more than $350,000 and less than $2,000,000; and (iii) 1% for loans of not less than $2,000,000.

To facilitate NSBF’s involvement as an authorized lender in the PPP, during the second quarter of 2020, NSBF entered into PPP loan participation agreements where NSBF originates PPP loans and sells 90% participating interests to UBS Bank USA (“UBS”), Stifel Bank (“Stifel”), Morgan Stanley Bank, N.A. (“Morgan Stanley”), and Amalgamated Bank (“Amalgamated”), collectively the “Participants.” The participations are sold at par due to the short term maturity of the loans. NSBF and the Participant share proportionally in all interest and principal payments made on the loans. Subsequently, UBS, Stifel, and Amalgamated amended their agreements with NSBF to allow the banks purchase up to 100% participation interests in certain of the PPP loans originated by NSBF. In connection with the amendments, UBS, Stifel, and Amalgamated purchased the remaining 10% participation interests in their participation loans, bringing their participation interests to 100% as of June 30, 2020. Morgan Stanley continues to hold 90% participation interests. as of June 30, 2020. During the second quarter of 2020, NSBF sold participations in $1.10 billion of PPP loans. NSBF continues to hold the PPP loan notes and the PPP loan documents in order to service the loans. The servicing liability in connection with the PPP loans was deemed immaterial. PPP loan origination fees are recognized as interest income on sale of PPP loan participations.

In accordance with the terms of the PPP participation agreements and SBA regulations and guidance, NSBF, as the originating lender, must continue to hold the PPP loan note, the PPP loan documents and service the PPP loan (i.e., retain all servicing rights). Moreover, as the originating lender, NSBF is the party responsible to the SBA with respect to all servicing actions, including requests for advance purchases and loan forgiveness, and will be the party eligible for the guarantee purchase of the PPP loan. NSBF has agreed that it will repurchase from the Participant on demand the Participant’s Percentage of any outstanding principal and interest under the applicable PPP Loan under certain standard representations and warranties, including in the event of a loss due to fraud, gross negligence or willful misconduct on the part of NSBF or any failure to recover under the SBA guarantee as a result of any deficiency in documenting or servicing such PPP Loan by NSBF.

As a result of the uncertain economic impact to U.S. small businesses created by the COVID-19 pandemic, the Company temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans. The following table shows the Company’s SBA guaranteed accrual loans by SBA loan type at:

	June 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
7(a)	$12,268	$13,538	$16,555	$18,213
PPP[1]	6,536	6,536	—	—
Accrual SBA guaranteed investments	$18,804	$20,074	$16,555	$18,213
(1) 10% participation interests in 663 SBA guaranteed loans originated under the PPP by NSBF.
The following table shows the Company’s portfolio investments by industry at:

	June 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Data Processing, Hosting, and Related Services	$45,728	$139,755	$45,154	$146,320
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	51,888	52,481	37,930	42,079
Food Services and Drinking Places	40,757	40,915	40,331	40,516
Professional, Scientific, and Technical Services	34,576	33,735	41,514	41,330
Truck Transportation	32,397	27,372	30,172	25,920
Amusement, Gambling, and Recreation Industries	25,978	26,222	25,343	26,787
Repair and Maintenance	18,695	19,379	20,308	20,451
Ambulatory Health Care Services	21,890	18,789	22,146	20,409
Fabricated Metal Product Manufacturing	16,251	16,647	18,230	17,845
Specialty Trade Contractors	16,223	15,622	16,460	15,650
Personal and Laundry Services	12,681	13,380	11,856	12,446
Administrative and Support Services	14,476	13,128	13,733	12,696
Accommodation	11,617	11,692	11,508	11,506
Merchant Wholesalers, Nondurable Goods	11,726	11,190	12,230	11,900
Merchant Wholesalers, Durable Goods	11,126	11,168	10,524	10,713
Social Assistance	9,991	10,999	9,849	10,683
Food Manufacturing	11,650	9,553	11,063	9,161
Rental and Leasing Services	8,895	8,346	9,223	8,780
Building Material and Garden Equipment and Supplies Dealers	7,712	8,004	8,352	8,605
Gasoline Stations	8,602	7,848	9,387	8,756
Nonstore Retailers	7,216	6,944	6,942	6,725
Motor Vehicle and Parts Dealers	6,780	6,927	7,655	7,783
PPP	6,536	6,536	—	—
Food and Beverage Stores	5,644	5,980	5,688	6,018
NCL (Joint Venture)	15,770	17,464	14,270	16,123
Other	113,335	108,363	121,475	119,842
Total	$568,140	$648,439	$561,343	$659,044

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

The following table shows NCL’s individual investments as of June 30, 2020:

Portfolio Company	Industry	Type of Investment	Interest Rate	Maturity	Principal	Cost	Fair Value[1]
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	4/1/2045	$2,290	$2,244	$2,148
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	4/1/2045	1,289	1,260	1,209
Cocoa Beach Office LLC	Other Activities Related to Credit Intermediation	Term Loan	2 Yr Libor plus 5.70%	8/1/2044	432	417	435
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	6,217	6,062	6,595
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	4,780	4,661	5,011
The Emerald Green Group, LLC	Full-Service Restaurant	Term Loan	2 Yr Libor plus 5.65%	8/1/2029	6,322	6,135	6,255
The Camera Division, LLC	Commecial & Industrial Machinery & Equipment	Term Loan	5 Yr Libor plus 7.25%	9/1/2029	11,144	10,790	11,273
XL Soccer World Orlando II LLC	Fitness and Recreational Sport Centers	Term Loan	Prime plus 3.25%	11/1/2045	2,193	2,040	2,127
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	10,529	10,318	10,933
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	6,158	6,035	6,395
JW Aviation LLC and 21 Air LLC and AMN Doral LLC	Other Nonscheduled Air Transportation	Term Loan	2 Yr Libor plus 8.25%	12/1/2044	2,508	2,420	2,986
Tricare Unlimited LLC and Geron Enterprises LLC	Nursing Care Facillities(Skilled Nursing Facilities)	Term Loan	2 Yr Treasury plus 6.51%	1/1/2045	5,731	5,573	6,212
E Entities LLC	Exterminating & Pest Control Services	Term Loan	5 Yr Treasury plus 7.71%	1/1/2030	5,847	5,701	6,287
Trinity MCC Realty, LLC	Motor Vehicle and Parts Dealers	Term Loan	5 Yr Treasury plus 6.58%	2/1/2045	5,274	5,129	5,746
Jaffe Real Estate LLC	Full-Service Restaurant	Term Loan	5 Yr Treasury plus 7.93%	4/1/2045	2,266	2,204	2,695
Berry Ventures Inc	Painting & Wall Covering Contractors	Term Loan	5 Yr Treasury plus 7.25%	4/1/2045	474	461	531
Total					$73,454	$71,450	$76,838
(1) Fair value determined using significant unobservable inputs.

The following table shows NCL’s individual investments as of December 31, 2019:

Portfolio Company	Industry	Type of Investment	Interest Rate	Maturity	Principal	Cost	Fair Value[1]
10 28th Ave SW Associates LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 3.0%	4/1/2045	$2,295	$2,249	$2,488
10 28th Ave SW Associates LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 3.0%	4/1/2045	1,292	1,263	1,401
Cocoa Beach Office LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	2 Yr Libor plus 5.70%	8/1/2044	435	420	443
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Amusement, Gambling, and Recreation Industries	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	6,246	6,090	6,703
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Amusement, Gambling, and Recreation Industries	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	4,803	4,683	5,093
The Emerald Green Group, LLC	Food Services and Drinking Places	Term Loan	2 Yr Libor plus 5.65%	8/1/2029	6,503	6,309	6,462
The Camera Division, LLC	Electronics and Appliance Stores	Term Loan	2 Yr Libor plus 7.25%	9/1/2029	11,318	10,952	11,514
XL Soccer World Orlando II LLC and XL Soccer World Orlando LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 3.25%	11/1/2045	770	616	845
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.0%	11/1/2044	10,586	10,374	11,121
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.0%	11/1/2044	6,192	6,068	6,505
JW Aviation LLC and 21 Air LLC and AMN Doral LLC	Other Nonscheduled Air Transportation	Term Loan	2 Yr Libor plus 8.25%	12/1/2044	2,520	2,432	3,036
Tricare Unlimited LLC and Geron Enterprises LLC	Nursing Care Facillities (Skilled Nursing Facilities)	Term Loan	2 Yr Libor plus 6.51%	1/1/2045	5,760	5,602	6,316
E Entities LLC	Exterminating & Pest Control Services	Term Loan	2 Yr Libor plus 7.71%	1/1/2030	6,000	5,850	6,499
Total					$64,720	$62,908	$68,426
(1) Fair value determined using significant unobservable inputs.

The following tables show certain summarized financial information for NCL:

Selected Statement of Assets and Liabilities Information	June 30, 2020	December 31, 2019
	(Unaudited)
Cash	998	1,299
Investments in loans, at fair value (amortized cost of $71,450,109 and $62,908,301, respectively)	76,839	68,426
Other assets	1,126	1,094
Total assets	$78,963	$70,819

Bank notes payable	$42,960	$36,938
Other liabilities	1,075	1,635
Total liabilities	44,035	38,573

Net assets	34,928	32,246
Total liabilities and net assets	$78,963	$70,819

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Selected Statements of Operations Information
Interest and other income	$1,517	$—	$3,014	$111
Total expenses	914	—	1,799	121
Net investment (loss) income	603	—	1,215	(10)
Net unrealized appreciation (depreciation) on investments	(110)	—	(128)	131
Net increase in net assets resulting from operations	493	—	1,087	121

NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled and non-controlled affiliated companies for the six months ended June 30, 2020 were as follows:

Portfolio Company	Fair Value at December 31, 2019	Purchases (Cost)	Principal Received	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Fair Value at June 30, 2020	Interest and Other Income	Dividend Income
Controlled Investments
Newtek Merchant Solutions, LLC (NMS)	$121,250	$—	$—	$—	$(6,250)	$115,000	$—	$5,400
Mobil Money, LLC	3,750	—	—	—	(1,250)	2,500	—	—
Newtek Technology Solutions, Inc. (NTS)	19,361	460	—	—	500	20,321	540	—
International Professional Marketing, Inc.	4,150	750	—	—	—	4,900	5	150
SIDCO, LLC	7,500	—	(475)	—	—	7,025	12	500
CDS Business Services, Inc.	8,000	1,560	—	—	(750)	8,810	317	—
Small Business Lending, LLC	10,050	—	—	—	(2,802)	7,248	20	—
Newtek Insurance Agency, LLC	2,215	—	—	—	—	2,215	—	—
PMTWorks Payroll, LLC	—	85	—	—	(85)	—	—	—
Titanium Asset Management LLC	390	—	—	—	(75)	315	—	—
POS on Cloud, LLC	775	75	—	—	—	850	43	—
Excel WebSolutions, LLC	—	—	—	—	—	—	—	—
Newtek Conventional Lending, LLC	16,123	1,500	—	—	(159)	17,464	—	600
Newtek Business Lending, LLC	22,253	13,150	(700)	—	—	34,703	—	—
Total Controlled Investments	$215,817	$17,580	$(1,175)	$—	$(10,871)	$221,351	$937	$6,650
Non-Control/Affiliate Investments
EMCAP Loan Holdings, LLC	$1,000	$—	$—	$—	$—	$1,000	$—	$40
Total Affiliate Investments	$216,817	$17,580	$(1,175)	$—	$(10,871)	$222,351	$937	$6,690

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

At June 30, 2020, the Related Party RLOC interest rate was 2.67%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings from NMS at June 30, 2020 under the Related Party RLOC were $0.

For the three months ended June 30, 2020 and 2019, interest expense was $184,000 and $270,000 respectively. For the six months ended June 30, 2020 and 2019, interest expense was $291,000 and $474,000, respectively.

Expenses Incurred from Controlled Portfolio Companies

The Company incurs expenses from certain controlled portfolio companies including managed technology services from NTS, origination and loan processing fees from various related parties and payroll processing fees from PMT.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Managed technology services	$447	$235	$824	$414
Origination and loan processing	3,105	2,471	5,754	4,659
Payroll processing fees	8	9	17	18
Total	$3,560	$2,715	$6,595	$5,091

The Company also sub-leases portions of its office space in Lake Success, New York to certain portfolio companies. Amounts charged were as follows:

	Three Months Ended		Six Months Ended
Portfolio Company	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Newtek Merchant Solutions, LLC (NMS)	$58	$52	$117	$117
Newtek Technology Solutions, Inc.	3	3	5	6
Small Business Lending, LLC	74	72	147	93
Newtek Insurance Agency, LLC	16	17	31	36
CDS Business Services, Inc.	21	20	38	35
PMTWorks Payroll, LLC	7	12	16	23
Newtek Business Lending, LLC	1	3	3	4
Total	$180	$179	$357	$314

Amounts due from related parties were $5,274,000 and $2,972,000 at June 30, 2020 and December 31, 2019, respectively. Amounts due to related parties were $804,000 and $131,000 at June 30, 2020 and December 31, 2019, respectively.

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

	Three Months Ended		Six Months Ended
Portfolio Company	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Newtek Merchant Solutions, LLC (NMS)	$91	$98	$185	$203
Newtek Technology Solutions, Inc.	125	119	254	232
PMTWorks Payroll, LLC	27	36	61	78
Newtek Insurance Agency, LLC	32	44	63	95
banc-serv Partners, LLC	—	40	—	81
CDS Business Services, Inc.	30	19	59	36
International Professional Marketing, Inc.	24	24	44	46
SIDCO, LLC	23	31	49	64
Mobil Money, LLC	33	29	71	56
Newtek Business Lending, LLC	34	24	67	41
Small Business Lending, LLC	126	107	254	216
Total	$545	$571	$1,107	$1,148

NOTE 5—SERVICING ASSETS:
Servicing assets are measured at fair value. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells.
The following table summarizes the fair value and valuation assumptions related to servicing assets at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Fair Value	$25,511	$24,411
Discount factor[1]	13.38%	13.38%
Cumulative prepayment rate	8.00%	26.00%
Average cumulative default rate	30.00%	22.00%
(1) Determined based on risk spreads and observable secondary market transactions.

Servicing fee income earned for the three months ended June 30, 2020 and 2019 was $2,777,000 and $2,503,000, respectively.
Servicing fee income earned for the six months ended June 30, 2020 and 2019 was $5,492,000 and $4,931,000, respectively.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date. There were no transfers to or from Level 3 of the fair value hierarchy for assets and liabilities during the six months ended June 30, 2020 or 2019.
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

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded. In addition, the COVID-19 pandemic is an unprecedented circumstance that could further negatively impact the fair value of the Company’s investments after June 30, 2020 by circumstances and events that are not yet known.

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of June 30, 2020 and December 31, 2019:

	Fair Value Measurements at June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
SBA unguaranteed non-affiliate investments	404,937	—	—	404,937
SBA guaranteed non-affiliate investments	21,151	—	21,151	—
Controlled investments	203,887	—	—	203,887
Other real estate owned[1]	2,042	—	2,042	—
Non-control/affiliate investments	1,000	—	—	1,000
Servicing assets	25,511	—	—	25,511
Controlled investments measured at NAV[2]	17,464	—	—	—
Total assets	$675,992	$—	$23,193	$635,335
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

The change in unrealized appreciation (depreciation) included in the condensed consolidated statements of operations attributable to Level 3 investments held at June 30, 2020 includes $6,144,000 in unrealized depreciation on SBA unguaranteed non-affiliate investments, $10,712,000 in unrealized appreciation on controlled investments and $(92,000) in unrealized appreciation on servicing assets.

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
(3) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities

The following tables represents the changes in investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control/Affiliate Investments	Contingent Consideration Liabilities[1]
Fair value, December 31, 2019	$417,223	$199,694	$24,411	$1,000	$621
Net change in unrealized appreciation (depreciation)	(6,144)	(10,712)	(92)	—	—
Realized loss	(3,343)	—	—	—	—
SBA unguaranteed non-affiliate investments, funded	17,379	—	—	—	—
Foreclosed real estate acquired	(358)	—	—	—	—
Purchase of investments	—	16,080	—	—	—
Purchase of loans from SBA	5,522	—	—	—	—
Change in fair value of contingent consideration liabilities	—	—	—	—	54
Payment of contingent consideration	—	—	—	—	(675)
Net accretion of premium/discount	(4)	—	—	—	—
Return of investment	—	(700)	—	—	—
Principal payments received on debt investments	(25,339)	(475)	—	—	—
Additions to servicing assets	—	—	1,192	—	—
Fair value, June 30, 2020	$404,937	$203,887	$25,511	$1,000	$—
(1) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities

	Six Months Ended June 30, 2019
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control/Non-Affiliate Investments	Contingent Consideration Liabilities[1]
Fair value, December 31, 2018	$349,402	$171,585	$21,360	$1,000	$1,733
Net change in unrealized appreciation (depreciation)	(1,943)	2,856	(1,467)	—	—
Realized gain (loss)	(1,373)	—	—	—	—
SBA unguaranteed non-affiliate investments, funded	56,447	—	—	—	—
Foreclosed real estate acquired	(489)	—	—	—	—
Purchase of investments	—	4,750	—	—	—
Return of investment	—	(500)	—	—	—
Net accretion of premium/discount	(4)	—	—	—	—
Change in fair value of contingent consideration liabilities	—	—	—	—	55
Payment of contingent consideration	—	—	—	—	(1,154)
Principal payments received on debt investments	(23,413)	(1,485)	—	—	—
Additions to servicing assets	—	—	3,506	—	—
Fair value, June 30, 2019	$378,626	$177,206	$23,399	$1,000	$634
(1) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2020 and December 31, 2019. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at June 30, 2020 and December 31, 2019.

				Range
	Fair Value as of June 30, 2020	Unobservable Input	Weighted Average (A)	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - accrual loans	$372,120	Market yields	4.60%	4.60%	4.60%
SBA unguaranteed non-affiliate investments - non-accrual loans	$32,817	Market yields	6.81%	6.81%	6.81%
Controlled equity investments[1]	$183,816	EBITDA multiples[2]	8.60x	4.50x	9.50x
		Revenue multiples[2]	1.10x	0.15x	2.30x
		Weighted average cost of capital[2]	13.01%	11.34%	19.82%
Controlled debt investments	$20,071	Market yields	9.66%	3.80%	10.00%
Non-control/affiliate investments	$1,000	Asset value	N/A	N/A	N/A
Servicing assets	$25,511	Market yields	13.38%	13.38%	13.38%
(1) Weighted by relative fair value.
(2) The Company valued $137,515,000 of investments using an equal weighting of EBITDA and revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $46,301,000 of investments using only discounted cash flows.

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

NOTE 7—BORROWINGS:

At June 30, 2020 and December 31, 2019, the Company had borrowings comprised of the following:

	June 30, 2020			December 31, 2019
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed[1]	$150,000	$—	2.50%	$150,000	$30,000	4.00%
Capital One line of credit - unguaranteed[1]	—	23,640	3.50%	—	—	5.00%
Notes due 2023	57,500	56,269	6.25%	57,500	56,035	6.25%
Notes due 2024	63,250	61,563	5.75%	63,250	61,354	5.75%
Notes payable - related parties	50,000	—	2.67%	50,000	12,163	4.71%
Notes payable - Securitization Trusts	246,931	243,126	2.42%	276,637	272,376	3.97%
Total	$567,681	$384,598	3.53%	$597,387	$431,928	4.61%
(1) Total combined commitments of the guaranteed and unguaranteed lines of credit were $150,000,000 at June 30, 2020 and $150,000,000 at December 31, 2019.

As of June 30, 2020, our asset coverage was 184%.

Outstanding borrowings under the 2023 Notes, 2024 Notes and Notes payable - Securitization Trusts consisted of the following:

	June 30, 2020			December 31, 2019
	Notes Due 2023	Notes Due 2024	Notes Payable- Securitization Trusts	Notes Due 2023	Notes Due 2024	Notes Payable- Securitization Trusts
Principal balance	$57,500	$63,250	$246,931	$57,500	$63,250	$276,637
Unamortized deferred financing costs	(1,231)	(1,687)	(3,805)	(1,465)	(1,896)	(4,261)
Net carrying amount	$56,269	$61,563	$243,126	$56,035	$61,354	$272,376

At June 30, 2020 and December 31, 2019, the carrying amount of the Company’s borrowings under the Capital One lines of credit, Notes payable - related parties and Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

The fair values of the fixed rate 2023 Notes and 2024 Notes are based on the closing public share price on the date of measurement. On June 30, 2020, the closing price of the 2023 Notes was $25.00 per note, or $57,500,000. On December 31, 2019, the closing price of the 2023 Notes was $25.68 per note, or $59,064,000. On June 30, 2020, the closing price of the 2024 Notes was $24.51 per note, or $62,020,000. On December 31, 2019, the closing price of the 2024 Notes was $25.94 per note, or $65,628,000. These borrowings are not recorded at fair value on a recurring basis.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the six months ended June 30, 2020 and 2019 was $9,788,000 and $9,441,000, respectively. Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three months ended June 30, 2020 and 2019 was $4,605,000 and $4,712,000, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES:
Operating and Employment Commitments
The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2027. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses.

The following summarizes the Company’s obligations and commitments, as of June 30, 2020 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements[1]	Total
2020	$822	$805	$1,627
2021	1,563	335	1,898
2022	1,576	—	1,576
2023	1,619	—	1,619
2024	1,663	—	1,663
Thereafter	3,670	—	3,670
Total	$10,913	$1,140	$12,053
(1) Employment agreements with certain of the Company’s named executive officers
Legal Matters

In the ordinary course of business, the Company and its wholly owned portfolio companies may from time to time be party to lawsuits and claims. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit.

In May 2020, the Company became aware of the putative class action styled American Video Duplicating, Inc. et al v. Citigroup Inc. et al. (C.D. Cal. 20-cv-03815) (the “Action”), which asserted claims under the California Unfair Business Practices Law in connection with the alleged failure of lenders to pay agent fees under the PPP. While the Action failed to assert any specific allegations of wrongdoing by the Company or NSBF, the Action named “Newtek Business Services, Inc.” [sic] as one of the 4,990 PPP lender defendants in the Action. On June 15, 2020 the Company was dismissed from the Action. The Company is not currently involved in any additional litigation matters that are expected to have a material impact on the Company’s financial condition.

As a result of a litigation brought by the Federal Trade Commission (the “FTC”) in October 2012, NMS voluntarily entered into, and is presently operating under, a permanent injunction with respect to certain of its business practices.
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBC. Maximum borrowings under the Sterling Receivable and Inventory Facility are $35,000,000. The Sterling Receivable and Inventory Facility matures in August 2022 and automatically renews annually. At June 30, 2020, total principal owed by NBC was $22,491,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At June 30, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Facility. Maximum borrowings under the NBL Facility are $75,000,000 with an accordion feature to increase maximum borrowings to $150,000,000. The NBL Facility matures in July 2021. At June 30, 2020, total principal owed by NBL was $21,931,000. At June 30, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50,000,000. The Webster Facility matures in November 2023. At June 30, 2020, total principal outstanding was $38,125,000. At June 30, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At June 30, 2020, the Company had $5,734,000 of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

At June 30, 2020, NCL had $2,942,000 of unfunded commitments in connection with partial funding of certain of its non-conforming conventional commercial and industrial term loan investments. NCL will fund 50% of the total unfunded commitments. NCL will fund these commitments from the same sources it uses to fund its other investment commitments.
NOTE 9—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

	Six Months Ended June 30,		Year Ended December 31,					Period Ended Dec. 31, 2014
	2020	2019	2019	2018	2017	2016	2015
Per share data¹
Net asset value at beginning of period	$15.70	$15.19	$15.19	$15.08	$14.30	$14.06	$16.31	$13.49
Net investment income (loss)	1.42	(0.11)	(0.29)	(0.40)	(0.45)	(0.64)	(0.57)	(0.33)
Net realized gain on investments	0.16	1.12	2.61	2.31	2.27	2.17	3.14	0.08
Net unrealized appreciation (depreciation) on investments	(0.84)	0.04	0.24	0.36	0.75	0.85	0.94	0.36
Net unrealized depreciation on servicing assets	—	(0.08)	(0.27)	(0.30)	(0.20)	(0.16)	(0.13)	(0.02)
Change in deferred taxes	0.14	0.04	(0.16)	(0.06)	(0.12)	(0.34)	(0.06)	—
Net increase in net assets resulting from operations	0.88	0.93	2.13	1.91	2.25	1.88	3.32	0.09
Distributions to common stockholders	(1.00)	(0.86)	(2.15)	(1.80)	(1.64)	(1.53)	(4.45)	—
Stock-based compensation expense	0.01	0.01	0.03	0.02	0.05	0.04	—	—
Consolidation of Exponential Business Development Co., Inc.	—	—	—	—	—	(0.03)	—	—
Reversal of deferred tax asset	—	—	—	—	—	—	(0.19)	—
Out of period adjustment related to BDC Conversion	—	—	—	—	—	—	(0.06)	—
Exponential of New York LLC distributions to members	—	—	—	—	—	—	(0.25)	—
Accretive effect of stock offerings (issuing shares above NAV per share)	0.08	0.04	0.51	0.04	0.02	—	2.43	2.73
Accretive effect of shares issued in connection with DRIP (issuing shares above NAV per share)	—	0.01	0.01	0.01	0.01	—	—	—
Dilutive effect of restricted stock awards	—	—	(0.01)	(0.08)	—	(0.11)	(3.07)	—
Other⁴	(0.01)	0.01	(0.01)	0.01	0.09	(0.01)	0.02	—
Net asset value at end of period	$15.66	$15.33	$15.70	$15.19	$15.08	$14.30	$14.06	$16.31

Per share market value at end of period	$18.22	$23.00	$22.65	$17.44	$18.49	$15.90	$14.32	$14.76
Total return based on market value² ⁶	(23.97)%	26.95%	17.55%	4.06%	26.60%	24.51%	24.46%	13.10%
Total return based on average net asset value² ³ ⁶	6.10%	6.58%	17.48%	12.67%	16.92%	12.59%	13.52%	20.87%
Shares outstanding at end of period (in thousands)	20,905	19,137	20,530	18,919	18,457	14,624	14,509	10,206

Ratios/Supplemental Data:
Net assets at end of period	$327,446	$293,352	$322,225	$287,445	$278,329	$209,094	$203,949	$166,418
Ratio of expenses to average net assets⁷	20.34%	20.65%	21.29%	20.15%	19.20%	19.48%	17.42%	20.46%
Ratio of net investment income (loss) to average net assets⁷	18.14%	(1.42)%	(1.84)%	(2.65)%	(3.23)%	(4.48)%	(3.34)%	(11.99)%

Portfolio turnover[8]	359.37%	58.73%	130.71%	130.41%	116.40%	109.60%	103.50%	5.08%
Average debt outstanding	$364,411	$356,280	$388,525	$279,254	$193,747	$151,502	$128,680	$108,483
Average debt outstanding per share	$17.43	$18.62	$18.92	$14.76	$10.50	$10.36	$8.87	$10.63
Asset coverage ratio⁵	184%	178%	173%	185%	229%	222%	249%	223%
Senior securities outstanding	$391,321	$375,058	$439,550	$337,501	$221,007	$176,019	$134,816	$122,543
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
(5) Calculated based on the amount of senior securities outstanding at period end.
(6) Not annualized.
(7) Annualized for the six months ended June 30, 2020.
(8) Includes PPP loan activity beginning in the second quarter of 2020. Exclusive of PPP loan originations and sales, portfolio turnover for the six months ended June 30, 2020 was 19.52%
(9) The Company converted to a BDC on November 12, 2014 and therefore a partial period is shown through December 31, 2014.

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

The Board approves the issuance of shares of restricted stock to employees and directors pursuant to the Equity Incentive Plan. These shares generally vest over a one to three year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the Equity Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of June 30, 2020.

Restricted Stock authorized under the plan[1]	1,500,000
Less net restricted stock (granted)/forfeited during:
Year ended December 31, 2016	(120,933)
Year ended December 31, 2017	(5,007)
Year ended December 31, 2018	(93,568)
Year ended December 31, 2019	(6,285)
Six months ended June 30, 2020	2,639
Restricted stock available for issuance as of June 30, 2020	1,276,846
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

As of June 30, 2020, there was $399,000 of total unrecognized compensation expense related to unvested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 11 months as of June 30, 2020.

For the three months ended June 30, 2020 and 2019 the Company recognized total stock-based compensation expense of $138,000 and $118,000, respectively.

For the six months ended June 30, 2020 and 2019 the Company recognized total stock-based compensation expense of $310,000 and $278,000, respectively.

NOTE 11—COMMON STOCK:

ATM Program

On August 31, 2018, the Company entered into the 2017 ATM Equity Distribution Agreement which increased the maximum number of shares that the Company may offer and sell under its then-existing ATM distribution agreement up to 4,400,000 shares of common stock from time to time through the ATM placement agents.

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

On July 10, 2019, the Company entered into the 2019 ATM Equity Distribution Agreement. The 2019 ATM Equity Distribution Agreement provided that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. On February 28, 2020, we amended the 2019 ATM Equity Distribution Agreement to add UBS Securities LLC as a placement agent. The company paid the placement agents $141,000 in compensation during the six months ended June 30, 2020.

The following table summarizes the total shares sold and net proceeds received under the 2019 ATM Equity Distribution Agreement:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Shares sold	359,819	1,356,698
Net weighted average price per share	$20.40	$22.27
Net proceeds	$7,342	$30,212

On June 24, 2020, the Company terminated the 2019 ATM Equity Distribution Agreement. As of June 24, 2020, the Company had sold 1,716,517 shares of its common stock under the Amended 2019 ATM Equity Distribution Agreement, and received net proceeds of $37,554,000. The Company paid the ATM placement agents a total of $758,000 in compensation under the 2019 ATM Equity Distribution Agreement.

The Company used the net proceeds for funding investments in debt and equity securities in accordance with its investment objective and strategies.

On June 25, 2020, the Company entered into the 2020 ATM Equity Distribution Agreement. The 2020 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. As of June 30, 2020 the Company had not sold any shares under the 2020 ATM Equity Distribution Agreement. As of June 30, 2020, there were 3,000,000 shares of common stock available for sale under the 2020 ATM Equity Distribution Agreement.

NOTE 12—EARNINGS PER SHARE:

Table of Contents
The following table summarizes the calculations for the net increase in net assets resulting from operations per common share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net increase in net assets resulting from operations	$25,467	$8,678	$18,214	$17,761
Weighted average shares outstanding	20,893	19,113	20,815	19,058
Net increase in net assets resulting from operations per common share	$1.22	$0.45	$0.88	$0.93

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

The following table summarizes supplemental cash flow and other information related to our operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$413	$416	$883	$776
Weighted-average remaining lease term - operating leases	6.58 years	7.48 years	6.58 years	7.48 years
Weighted-average discount rate - operating leases	4.76%	4.76%	4.76%	4.76%
Total lease costs (included in other general and administrative costs on the consolidated statements of operations)	$209	160	$415	$379

The following table represents the maturity of the Company’s operating lease liabilities as of June 30, 2020:

Maturity of Lease Liabilities
2020	815
2021	1,555
2022	1,576
2023	1,619
2024	1,663
Thereafter	3,670
Total future minimum lease payments	$10,898
Less: Imputed interest	$(1,602)
Present value of future minimum lease payments	$9,296

NOTE 14—DIVIDENDS AND DISTRIBUTIONS:

The Company’s dividends and distributions are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions during the six months ended June 30, 2020 and 2019.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution		DRIP Shares Issued		DRIP Shares Value
Six months ended June 30, 2020
February 5, 2020	March 18, 2020	March 31, 2020	$0.44	$8,882		18		$224
June 12, 2020	July 15, 2020	July 31, 2020	$0.56	$11,450	1	13	1	$235

Six months ended June 30, 2019
February 15, 2019	March 15, 2019	March 29, 2019	$0.40	$7,355		12		$220
May 1, 2019	June 14, 2019	June 28, 2019	$0.46	$8,482		12		$260
(1) Cash distribution and DRIP share issuance were made after the quarter end date of June 30, 2020.

During the six months ended June 30, 2020 and 2019, an additional 6,000 and 5,200 shares valued at $107,000 and $108,000, respectively, were issued related to dividends on unvested restricted stock awards.

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

The summarized financial information of our unconsolidated subsidiary is as follows:

Balance Sheets - Newtek Merchant Solutions, LLC	As of June 30, 2020	As of December 31, 2019
Current assets	$31,396	$14,707
Noncurrent assets	16,722	29,709
Total assets	$48,118	$44,416
Current liabilities	8,282	9,487
Noncurrent liabilities	34,129	28,304
Total liabilities	$42,411	$37,791
Total member’s equity	$5,707	$6,625

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Income - Newtek Merchant Solutions, LLC	2020	2019	2020	2019
Revenue	$7,945	$9,489	$16,218	$18,788
Expenses	5,368	5,810	11,539	11,577
Income from operations	$2,577	$3,679	$4,679	$7,211
Interest (expense) income, net	(151)	(219)	(387)	(491)
Income before tax	$2,426	$3,460	$4,292	$6,720

The Company recorded the following related to its investment in NMS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Dividend income	$1,650	$2,475	$5,400	$5,375
Unrealized appreciation (depreciation)	$—	$5,000	$(6,250)	$5,000

NOTE 16—SUBSEQUENT EVENTS:

Common Stock

From July 1, 2020 through August 6, 2020 the Company sold 278,491 shares of its common stock at a weighted average price of $17.74 per share under the 2020 ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $4,940,000. As of August 6, 2020, there were 2,721,509 shares of common stock available for sale under the 2020 ATM Equity Distribution Agreement.

Dividends

On July 20, 2020, the Company declared a third quarter 2020 cash dividend of $0.58 per share, which is payable on September 30, 2020 to shareholders of record as of September 21, 2020.

On July 31, 2020, the Company paid its second quarter 2020 cash dividend of $0.56 per share. The Company paid $11,685,000 to shareholders of record as of July 15, 2020 and issued 13,185 DRIP shares with a value of $235,000.
Paycheck Protection Program (“PPP”)
On March 27, 2020, Congress passed, and the President of the United States signed into law, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic. Specifically, the CARES Act included $349 billion to establish the PPP that expanded the existing SBA Section 7(a) loan program until June 30, 2020 to provide 100% federally-backed loans to eligible businesses. Subsequently, on April 3, 2020, the SBA, in conjunction with the U.S. Department of Treasury (the “Treasury”), adopted the PPP interim final rule (the “Regulations”) to implement the PPP and effectuate the expansion of the Section 7(a) loan program. The Regulations establish additional rules and requirements of the PPP, including a simplified application process for prospective PPP lenders and portfolio companies. Lenders currently authorized to extend loans under the Section 7(a) loan program are automatically authorized to approve and extend new PPP loans. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress approved additional funding for the PPP of approximately $320 billion on April 24, 2020. See “The CARES Act - Paycheck Protection Program.”

On July 4, 2020, the President of the United States signed a bill to re-open the application window for the PPP until August 8, 2020. The SBA had stopped accepting loan applications at midnight on June 30, 2020 prior to the extension.

From July 1, 2020 through August 6, 2020, NSBF funded approximately 1,290 PPP loans totaling $41,588,000 and sold $41,582,000 through PPP loan participations. As of August 6, 2020, NSBF had processed and obtained SBA E-Tran (loan guarantee) numbers for an additional $35,024,000 of PPP loans, which NSBF anticipates funding during the third quarter upon, among other things, borrowers providing final documentation, however, there is no assurance that NSBF will fund 100% of these PPP loans.

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
Six Months Ended June 30, 2020

Portfolio Company	Type of Investment[1]	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income[3]	Fair Value at December 31, 2019	Gross Additions[4]	Gross Reductions[5]	Fair Value at June 30, 2020
Advanced Cyber Security Systems, LLC	50% Membership Interest[2]	$—	$—	$—	$—	$—	$—	$—
	Term Loan (3%)[2]	—	—	—	—	—	—	—

Automated Merchant Services, Inc.	100% Common Stock[2]	—	—	—	—	—	—	—

CDS Business Services, Inc.	100% Common Stock[2]	—	(750)	—	3,000	—	(750)	2,250
	Line of Credit (10%)	—	—	317	5,000	1,560	—	6,560

Newtek Technology Solutions, Inc.	100% Common Stock[2]	—	500	—	9,000	500	—	9,500
	Line of Credit (10%)	—	—	540	10,361	460	—	10,821

Newtek Insurance Agency, LLC	100% Membership Interest[2]	—	—	—	2,215	—	—	2,215

PMTWorks Payroll, LLC	100% Membership Interest[2]	—	(85)	—	—	85	(85)	—
	Term Loans (10%-12%)[2]	—	—	—	—	—	—	—

Small Business Lending, LLC	100% Membership Interest[2]	—	(2,802)	—	9,650		(2,802)	6,848
	Term Loan (10%)	—	—	20	400	—	—	400

banc-serv Partners, LLC	100% Membership Interest[2]	—	—	—	—	—	—	—

International Professional Marketing, Inc.	100% Common Stock	—	—	150	4,150	—	—	4,150
	Line of Credit (Prime + 0.5%)[6]	—	—	5	—	750	—	750

SIDCO, LLC	100% Membership Interest	—	—	500	6,650	—	—	6,650
	Line of Credit (Prime + 0.5%)[6]	—	—	12	850	—	(475)	375

Newtek Merchant Solutions, LLC	100% Membership Interest	—	(6,250)	5,400	121,250	—	(6,250)	115,000

Titanium Asset Management, LLC	100% Membership Interest[2]	—	—	—	—	—	—	—
	Term Loan (10%)[2]	—	(75)	—	390	—	(75)	315

Portfolio Company	Type of Investment[1]	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income[3]	Fair Value at December 31, 2019	Gross Additions[4]	Gross Reductions[5]	Fair Value at June 30, 2020
Newtek Business Lending, LLC	100% Membership Interest[2]	—	—	—	22,253	13,150	(700)	34,703

Newtek Conventional Lending, LLC	50% Membership Interest	—	(159)	600	16,123	1,500	(159)	17,464

Mobil Money, LLC	100% Membership Interest	—	(1,250)	—	3,750	—	(1,250)	2,500

POS on Cloud, LLC	50.1% Membership Interest[2]	—	—	—	—	—	—	—
	Term Loan (10%)	—	—	43	775	75	—	850

Excel WebSolutions LLC	Term Loans (10%)[2]	—	—	—	—	—	—	—
	100% Membership Interest[2]	—	—	—	—	—	—	—

Total Controlled Investments		$—	$(10,871)	$7,587	$215,817	$18,080	$(12,546)	$221,351
Non-Control/Affiliate Investments
EMCAP Loan Holdings, LLC	6.04% Membership Interest	$—	$—	$40	$1,000	$—	$—	$1,000
Total Affiliate Investments		$—	$(10,871)	$7,627	$216,817	$18,080	$(12,546)	$222,351

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
(6) Index based floating rate debt investments bear interest at rate of Prime plus a contractual spread which typically resets monthly. At June 30, 2020, the Prime rate in effect was 3.25%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The matters discussed in this report, as well as in future oral and written statements by management of Newtek Business Services Corp., that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, including the impact of the COVID-19 pandemic, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:
•our future operating results;
•our business prospects and the prospects of our prospective portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
•the impact of investments that we expect to make;
•our informal relationships with third parties;
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•our ability to access debt markets and equity markets;
•our expected financings and investments;
•our regulatory structure and tax status;
•our ability to operate as a BDC and a RIC;
•NSBF’s ability to maintain its license and PLP status under the SBA 7(a) program;
•NSBF’s ability to sell the guaranteed portions of SBA 7(a) loans at premiums;
•the adequacy of our cash resources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the timing, form and amount of any dividend distributions;
•the impact of fluctuations in interest rates on our business including as a result of the decommissioning of LIBOR;
•the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and
•our ability to recover unrealized losses.
•NSBF’s ability to issue SBA 7(a) guaranteed loans;
•NSBF’s ability to participate in the PPP and to continue to issue PPP loans;

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

Executive Overview

We are a leading national non-bank lender and own and control certain portfolio companies under the Newtek® brand (our “controlled portfolio companies,” as defined below) that provide a wide range of business and financial solutions to SMBs. Newtek's and its portfolio companies’ business and financial solutions include: Business Lending, including origination of SBA 7(a), SBA 504, PPP loans and nonconforming (non SBA) conventional loans, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), Technology Consulting, eCommerce, Accounts Receivable and Inventory Financing, personal and commercial Insurance Services, Web Services, Data Backup, Storage and Retrieval, and Payroll and Benefits Solutions to SMB accounts nationwide across all industries. We have an established and reliable platform that is not limited by client size, industry type, or location. As a result, we believe we have a strong and diversified client base across every state in the U.S. and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us and our controlled portfolio companies to acquire and process our SMB clients in a very cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software, which is similar to, but we believe better suited for our needs than, the system popularized by Salesforce.com. We believe that this technology and business model distinguishes us from our competitors.
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

We typically structure our debt investments to include non-financial covenants that seek to minimize our risk of capital loss such as lien protection and prohibitions against change of control. Our debt investments have what we believe are strong protections, including default penalties, information rights and, in some cases, board observation rights and affirmative, negative and financial covenants. Debt investments in portfolio companies, including the controlled portfolio companies, have historically and are expected to continue to comprise the majority of our overall investments in number and dollar volume.

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

On March 27, 2020, Congress passed, and the President of the United States signed into law, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic. Specifically, the CARES Act included $349 billion to establish the PPP that expanded the existing SBA Section 7(a) loan program until June 30, 2020 to provide 100% federally-backed loans to eligible businesses. Subsequently, on April 3, 2020, the SBA, in conjunction with the U.S. Department of Treasury (the “Treasury”), adopted the PPP interim final rule (the “Regulations”) to implement the PPP and effectuate the expansion of the Section 7(a) loan program. The Regulations establish additional rules and requirements of the PPP, including a simplified application process for prospective PPP lenders and portfolio companies. Lenders currently authorized to extend loans under the Section 7(a) loan program are automatically authorized to approve and extend new PPP loans. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress approved additional funding for the PPP of approximately $320 billion on April 24, 2020. On July 4, 2020, the President of the United States signed a bill to re-open the application window for the PPP until August 8, 2020. The SBA had stopped accepting loan applications at midnight on June 30, 2020 prior to the extension. See “The CARES Act - Paycheck Protection Program.”

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which the Company operates. In accordance with guidance from various state and local governments, many of the Company’s employees continue to work remotely, which has not impacted our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our and our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Though the magnitude of the impact remains to be seen, we expect our portfolio companies to potentially be negatively impacted. We believe that certain negative impacts to our SBA 7(a) borrowers may be muted, in part due to provisions of the CARES Act providing for six months of principal, interest and fees to be paid by the SBA directly to the Company beginning in April 2020. In addition, due to the COVID-19 pandemic, we have experienced and may continue to experience a decline in SBA 7(a) loan originations and gains on sale from guaranteed portions of SBA 7(a) loans.

We are continuing to assess what additional adverse financial and operational consequences may result from the global spread of COVID-19 and the associated economic turbulence, however, the extent of such consequences remains uncertain as of the filing of this Form 10-Q.

Revenues

We generate revenue in the form of interest, dividend, servicing and other fee income on debt and equity investments. Our debt investments typically have terms of 10 to 25 years and bear interest at prime plus a margin. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We receive servicing income related to the guaranteed portions of SBA investments which we originate and sell into the secondary market. These recurring fees are earned daily and recorded when earned. In addition, we may generate revenue in the form of packaging, prepayment, legal and late fees. We record such fees related to loans as other income. Dividends are recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income is recorded at the time dividends are declared. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income, return of capital or realized gain. In addition, under the PPP that began in the second quarter of 2020, the SBA reimburses the Company for originating loans and such SBA reimbursements are included as interest income on PPP loans. Income earned in connection with the PPP should not be viewed as recurring and is subject the continuation of the PPP.
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
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBC. Maximum borrowings under the Sterling Receivable and Inventory Facility are $35,000,000. The Sterling Receivable and Inventory Facility matures in August 2022 and automatically renews annually. At June 30, 2020, total principal owed by NBC was $22,491,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At June 30, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Facility. Maximum borrowings under the NBL Facility are $75,000,000 with an accordion feature to increase maximum borrowings to $150,000,000. The NBL Facility matures in July 2021. At June 30, 2020, total principal owed by NBL was $21,931,000. At June 30, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50,000,000. The Webster Facility matures in November 2023. At June 30, 2020, total principal outstanding was $38,125,000. At June 30, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At June 30, 2020, the Company had $5,734,000 of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

At June 30, 2020, NCL had $2,942,000 of unfunded commitments in connection with partial funding of certain of its non-conforming conventional commercial and industrial term loan investments. NCL will fund 50% of the total unfunded commitments. NCL will fund these commitments from the same sources it uses to fund its other investment commitments.

Loan Portfolio Asset Quality and Composition
The following tables set forth distributions of the cost basis of the Company’s SBA 7(a) loan portfolio at June 30, 2020 and December 31, 2019, respectively, in thousands. The tables include loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at June 30, 2020 and December 31, 2019 is $15,417,000 and $11,307,000, respectively.
Distribution by Business Type

As of June 30, 2020
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,863	$343,152	$184	81.0%
Business Acquisition	275	58,588	207	13.8%
Start-Up Business	228	21,815	96	5.2%
Total	2,366	$423,556	$179	100.0%

As of December 31, 2019
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,892	$349,320	$185	81.3%
Business Acquisition	273	58,155	207	13.5%
Start-Up Business	230	22,221	96	5.2%
Total	2,395	$429,696	$179	100.0%
Distribution by Borrower Credit Score

June 30, 2020
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	20	$4,260	$213	1.0%
551 to 600	63	17,545	278	4.1%
601 to 650	340	69,864	205	16.5%
651 to 700	731	123,614	169	29.2%
701 to 750	702	122,216	174	28.9%
751 to 800	439	76,672	175	18.1%
801 to 850	68	9,267	136	2.2%
Not available	3	117	39	—%
Total	2,366	$423,556	$179	100.0%

December 31, 2019
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	20	$4,315	$216	1.0%
551 to 600	66	18,296	277	4.3%
601 to 650	344	69,265	201	16.1%
651 to 700	749	126,797	169	29.5%
701 to 750	709	124,725	176	29.0%
751 to 800	439	77,646	177	18.1%
801 to 850	65	8,528	131	2.0%
Not available	3	124	41	—%
Total	2,395	$429,696	$179	100.0%
Distribution by Primary Collateral Type

June 30, 2020
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	951	$223,018	$235	52.7%
Machinery and Equipment	413	78,896	191	18.6%
Residential Real Estate	497	39,763	80	9.4%
Accounts Receivable and Inventory	249	37,735	152	8.9%
Other	101	34,332	340	8.1%
Unsecured	112	5,461	49	1.3%
Furniture and Fixtures	28	2,574	92	0.6%
Liquid Assets	15	1,776	118	0.4%
Total	2,366	$423,556	$179	100.0%

December 31, 2019
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	962	$225,434	$234	52.5%
Machinery and Equipment	420	82,725	197	19.3%
Residential Real Estate	507	41,713	82	9.7%
Accounts Receivable and Inventory	255	39,380	154	9.2%
Other	105	32,380	308	7.5%
Unsecured	104	4,362	42	1.0%
Furniture and Fixtures	28	2,674	96	0.6%
Liquid Assets	14	1,026	73	0.2%
Total	2,395	$429,696	$179	100.0%

Distribution by Days Delinquent

June 30, 2020
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Accrual
Current	2,158	$358,522	$166	84.6%
31 to 60 days	1	1	1	—%
61 to 90 days	2	1,326	663	0.3%
91 days or greater	4	2,077	519	0.5%
Non-accrual	201	61,629	307	14.6%
Total	2,366	$423,555	$179	100.0%

December 31, 2019
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Accrual
Current	2,086	$338,919	$162	78.8%
31 to 60 days	48	14,459	301	3.4%
61 to 90 days	—	—	—	—%
91 days or greater	48	17,233	359	4.0%
Non-accrual	213	59,085	277	13.8%
Total	2,395	$429,696	$179	100.0%

Consolidated Results of Operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code.
Comparison of the three months ended June 30, 2020 and 2019
Investment Income

(in thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Change
Investment income:
Interest income - PPP loans	$34,657	$—	$34,657
Interest income - SBA 7(a) loans	6,669	7,252	(583)
Dividend income	2,288	2,828	(540)
Servicing income	2,777	2,503	274
Other income	303	1,566	(1,263)
Total investment income	$46,694	$14,149	$32,545

Interest Income
The Company began earning interest income from PPP loans in the second quarter of 2020 under the CARES Act, which allowed NSBF, as an SBA 7(a) lender, to originate loans under the newly-established PPP. See “The CARES Act - Paycheck Protection Program.” Under the PPP, current SBA 7(a) lenders are automatically approved to extend 100% federally guaranteed PPP loans to certain small businesses. During the three months ended June 30, 2020, NSBF originated $1,110,489,000 of PPP loans resulting in $34,657,000 of fees generated. Pursuant to the PPP, the interest rate on PPP loans is capped at 1.0%. In addition, the SBA will reimburse a lender authorized to make a PPP loan at a rate, based on the balance of the financing outstanding at the time of disbursement of the PPP loan, of: (i) 5% for PPP loans of not more than $350,000; (ii) 3% for loans of more than $350,000 and less than $2,000,000; and (iii) 1% for loans of not less than $2,000,000. Such SBA reimbursements are included in Interest Income - PPP loans. Income earned in connection with the PPP should not be viewed as recurring and is subject the continuation of the PPP.
The decrease in interest income on SBA 7(a) loans was attributable to the decrease in the Prime Rate in effect on our portfolio from 5.50% to 3.25% over the twelve month period. The decrease was partially offset by $451,000 of interest income relating to the full payoff of a loan in non-accrual status as well as an increase in the average outstanding performing portfolio of SBA non-affiliate investments to $372,984,000 from $333,811,000 for the three months ended June 30, 2020 and 2019, respectively. The increase in the average outstanding accrual portfolio resulted from the origination of new SBA non-affiliate investments period over period.
Dividend Income

Dividend income is dependent on portfolio company earnings. Current quarter dividend income may not be indicative of future period dividend income, particularly in light of the COVID-19 pandemic. See “COVID-19 Developments.” Dividend income was earned from the following portfolio companies for the three months ended June 30, 2020 and 2019:

(in thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Change
Newtek Merchant Solutions, LLC (NMS)	$1,650	$2,475	$(825)
International Professional Marketing, Inc.	75	—	75
SIDCO, LLC	250	250	—
Mobil Money, LLC	—	75	(75)
Newtek Commercial Lending, LLC	293	—	293
EMCAP Loan Holdings, LLC	20	28	(7)
Total dividend income	$2,288	$2,828	$(540)
NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the three months ended June 30, 2020 and 2019:

(in thousands):	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Change
Total NSBF originated servicing portfolio[1]	$1,724,814	$1,624,625	$100,189
Total servicing income earned	$2,777	$2,503	$274
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $1,337,918,000 and $1,156,978,000 for the three months ended June 30, 2020 and 2019, respectively.
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $180,940,000 period over period. The increase was attributable to an increase in SBA 7(a) non-affiliate investments period over period.
Other Income

Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The decrease was related to a decrease in legal, prepayment and packaging fees earned as a result of the lower volume of SBA 7(a) loans originated of $17,350,000 compared to $122,600,000 for the three months ended June 30, 2020 and 2019, respectively.
Expenses:

(in thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Change
Salaries and benefits	$3,740	$3,484	$256
Interest	4,604	4,712	(108)
Depreciation and amortization	104	124	(20)
Professional fees	1,207	643	564
Origination and loan processing	2,722	2,128	594
Origination and loan processing - related party	3,095	2,471	624
Change in fair value of contingent consideration liabilities	—	9	(9)
Other general and administrative costs	1,475	1,657	(182)
Total expenses	$16,947	$15,228	$1,719
Interest Expense
The following is a summary of interest expense by facility for the three months ended June 30, 2020 and 2019:

(in thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Change
Notes payable - Securitization Trusts	$1,924	$2,630	$(706)
Bank notes payable	467	618	(151)
Notes due 2022	—	177	(177)
Notes due 2023	1,015	1,016	(1)
Notes due 2024	1,014	—	1,014
Notes payable - related parties	184	270	(86)
Other	—	1	(1)
Total interest expense	$4,604	$4,712	$(108)

The decrease in interest expense period over period is primarily related to a decrease in interest rates, which reduced interest expense on Notes payable - Securitization Trusts coupled with a decrease in outstanding principal. The drop in rates also decreased interest expense from Notes payable - related parties despite a higher average outstanding balance during the quarter period over period. The decrease in interest expense from Bank Notes payable was related to a decrease in the average outstanding balance period over period as well as a decrease in the interest rate. During the three months ended June 30, 2020, we recognized $1,014,000 of additional interest expense related to the issuance of $63,250,000 of 2024 Notes, offset by a reduction of interest expense related to our redemption of the 2022 Notes.

Professional Fees

The increase in professional fees was driven by an increase in proxy and special meeting related costs, consulting and legal fees and $113,000 of previously deferred offering costs related to our prior registration statement expensed during the quarter.

Origination and Loan Processing

The increase in Origination and Loan Processing expenses was attributed to an increase in costs related to servicing the existing portfolio and collateral.

Origination and Loan Processing - Related Party

The increase in origination and loan processing expenses was attributed to an increase in headcount and compensation of SBL employees performing origination and loan processing functions. As a result, costs related to these employees increased Origination and Loan Processing - Related Party expense.

Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains (losses) from SBA non-affiliate investments for the three months ended June 30, 2020 and 2019 were a net realized loss of $1,214,000 and net realized gain of $12,051,000, respectively. This included realized losses of $2,896,000 and $971,000, respectively.

Net Realized Gains on SBA Non-Affiliate Investments

	Three Months Ended
	June 30, 2020		June 30, 2019
	# of Debt Investments	$ Amount (in thousands)	# of Debt Investments	$ Amount (in thousands)
SBA non-affiliate investments originated during the quarter	7	$17,350	176	$122,600
SBA guaranteed non-affiliate investments sold during the quarter	18	$18,701	170	$95,960
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$1,682	—	$13,022
Average sale price as a percent of principal balance[1]	—	107.03%	—	111.52%
(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Change
Net unrealized depreciation on SBA guaranteed non-affiliate investments	$(200)	$(382)	$182
Net unrealized depreciation on SBA unguaranteed non-affiliate investments	(1,633)	(4,572)	2,939
Net unrealized (depreciation) appreciation on controlled investments	(82)	4,865	(4,947)
Change in deferred taxes	29	(1,294)	1,323
Total net unrealized depreciation on investments	$(1,886)	$(1,383)	$(503)

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

Net Unrealized Appreciation (Depreciation) on Controlled Investments

Unrealized appreciation (depreciation) was derived from the following portfolio companies for the three months ended June 30, 2020 and 2019:

(in thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Change
Newtek Merchant Solutions, LLC (NMS)	$—	$5,000	$(5,000)
Mobil Money, LLC	(500)	—	(500)
Newtek Technology Solutions, Inc.	500	—	500
International Professional Marketing, Inc.	—	600	(600)
SIDCO, LLC	—	(600)	600
PMTWorks Payroll, LLC	(35)	(152)	117
banc-serv Partners, LLC (BSP)	—	(44)	44
Newtek Conventional Lending, LLC	(47)	61	(108)
Total net unrealized (depreciation) appreciation on controlled investments	$(82)	$4,865	$(4,947)

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the three months ended June 30, 2020 and 2019, we recognized a provision for deferred taxes of $29,000 and $1,294,000, respectively, related to the net unrealized appreciation and depreciation of controlled portfolio company investments.

Comparison of the six months ended June 30, 2020 and 2019
Investment Income

(in thousands)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Change
Investment income:
Interest income - PPP loans	$34,657	$—	$34,657
Interest income - SBA 7(a) loans	14,449	14,468	(19)
Dividend income	6,690	6,009	681
Servicing income	5,492	4,931	561
Other income	1,209	2,487	(1,278)
Total investment income	$62,497	$27,895	$34,602
Interest Income
The Company began earning interest income from PPP loans in the second quarter of 2020 under the CARES Act, which allowed NSBF, as an SBA 7(a) lender, to originate loans under the newly-established PPP. See “The CARES Act - Paycheck Protection Program.” Under the PPP, current SBA 7(a) lenders are automatically approved to extend 100% federally guaranteed PPP loans to certain small businesses. During the six months ended June 30, 2020, NSBF originated $1,110,489,000 of PPP loans resulting in $34,657,000 of fees generated. Pursuant to the PPP, the interest rate on PPP loans is capped at 1.0%. In addition, the SBA will reimburse a lender authorized to make a PPP loan at a rate, based on the balance of the financing outstanding at the time of disbursement of the PPP loan, of: (i) 5% for PPP loans of not more than $350,000; (ii) 3% for loans of more than $350,000 and less than $2,000,000; and (iii) 1% for loans of not less than $2,000,000. Such SBA reimbursements are included in Interest Income - PPP Loans. Income earned in connection with the PPP should not be viewed as recurring and is subject to the continuation of the PPP.
The decrease in interest income from SBA 7(a) loans was attributable to the decrease in the Prime Rate in effect on our portfolio from 5.50% to 3.25% over the twelve month period. The decrease was partially offset by $451,000 of interest income relating to the full payoff of a loan in non-accrual status during the second quarter of 2020, as well as the average outstanding accrual portfolio of SBA non-affiliate investments increasing to $371,012,000 from $326,546,000 for the six months ended June 30, 2020 and 2019, respectively. The increase in the average outstanding accrual portfolio resulted from the origination of new SBA non-affiliate investments period over period.

Dividend Income

Dividend income is dependent on portfolio company earnings. Current year dividend income may not be indicative of future period dividend income. Dividend income was earned from the following portfolio companies for the six months ended June 30, 2020 and 2019:

(in thousands)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Change
Newtek Merchant Solutions, LLC (NMS)	$5,400	$5,375	$25
International Professional Marketing, Inc.	150	—	150
SIDCO, LLC	500	400	100
Mobil Money, LLC	—	175	(175)
Newtek Conventional Lending, LLC	600	—	600
EMCAP Loan Holdings, LLC	40	59	(19)
Total dividend income	$6,690	$6,009	$681
NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the six months ended June 30, 2020 and 2019:

(in thousands):	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Change
Total NSBF originated servicing portfolio[1]	$1,724,814	$1,624,625	$100,189
Total servicing income earned	$5,492	$4,931	$561
(1) Of this amount, the total average NSBF originated portfolio earning servicing income was $1,332,160,000 and $1,134,841,000 for the six months ended June 30, 2020 and 2019, respectively.
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $197,319,000 period over period. The increase was attributable to an increase in SBA 7(a) non-affiliate investments period over period.

Other Income

Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The decrease was related to an decrease in legal, prepayment and packaging fees earned as a result of the lower volume of SBA 7(a) loans originated of $70,192,000 compared to $220,379,000 for the six months ended June 30, 2020 and 2019, respectively
Expenses:

(in thousands)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Change
Salaries and benefits	$7,187	$7,072	$115
Interest	9,788	9,447	341
Depreciation and amortization	219	253	(34)
Professional fees	2,171	1,627	544
Origination and loan processing	4,546	3,781	765
Origination and loan processing - related party	5,733	4,659	1,074
Change in fair value of contingent consideration liabilities	54	55	(1)
Other general and administrative costs	3,333	3,084	249
Total expenses	$33,031	$29,978	$3,053

Interest Expense
The following is a summary of interest expense by facility for the six months ended June 30, 2020 and 2019:

(in thousands)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Change
Notes payable - Securitization Trusts	$4,721	$5,675	$(954)
Bank notes payable	718	908	(190)
Notes due 2022	—	353	(353)
Notes due 2023	2,031	2,031	—
Notes due 2024	2,027	—	2,027
Notes payable - related parties	291	474	(183)
Other	—	6	(6)
Total interest expense	$9,788	$9,447	$341

The increase in interest expense period over period is primarily related to interest from the issuance of $63,250,000 of 2024 Notes. We recognized $2,027,000 interest expense related to the 2024 Notes offset by a reduction of interest expense related to our redemption of the 2022 Notes. This increase was also offset by a decrease from Notes payable - Securitization Trusts as a result of declining interest rates and principal balances year over year. The decreases in interest expense from Bank notes payable and Notes payable - related parties were related to a decrease in the average outstanding balance and interest rates period over period.

Professional Fees

The increase in professional fees was driven by an increase in proxy and special meeting related costs, consulting and legal fees and $113,000 of previously deferred offering costs related to our prior registration statement expensed during the quarter.

Origination and Loan Processing

The increase in Origination and Loan Processing expenses was attributed to an increase in costs related to servicing the existing portfolio and collateral.

Origination and Loan Processing - Related Party

The increase in origination and loan processing expenses was attributed to an increase in headcount and compensation of SBL employees performing origination and loan processing functions. As a result, costs related to these employees increased Origination and Loan Processing - Related Party expense.
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains from SBA non-affiliate investments for the six months ended June 30, 2020 and 2019 were $3,299,000 and $21,395,000, respectively, which included realized losses of $3,343,000 and $1,373,000, respectively.

Net Realized Gains on SBA Non-Affiliate Investments

	Six Months Ended
	June 30, 2020		June 30, 2019
	# of Debt Investments	$ Amount (in thousands)	# of Debt Investments	$ Amount (in thousands)
SBA non-affiliate investments originated	87	$70,192	296	$220,379
SBA guaranteed non-affiliate investments sold	85	$56,776	287	$170,062
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$6,642	—	$22,768
Average sale price as a percent of principal balance[1]	—	109.64%	—	111.33%
(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Change
Net unrealized depreciation on SBA guaranteed non-affiliate investments	$(383)	$(312)	$(71)
Net unrealized depreciation on SBA unguaranteed non-affiliate investments	(6,144)	(1,943)	(4,201)
Net unrealized (depreciation) appreciation on controlled investments	(10,871)	2,918	(13,789)
Change in deferred taxes	2,940	(765)	3,705
Total net unrealized depreciation on investments	$(14,458)	$(102)	$(14,356)

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

Net Unrealized Appreciation (Depreciation) on Controlled Investments

Unrealized appreciation (depreciation) was derived from the following portfolio companies for the six months ended June 30, 2020 and 2019:

(in thousands)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Change
Newtek Merchant Solutions, LLC (NMS)	$(6,250)	$5,000	$(11,250)
Newtek Technology Solutions, Inc. (NTS)	500	(1,500)	2,000
CDS Business Services, Inc.	(750)	—	(750)
International Professional Marketing, Inc.	—	600	(600)
SIDCO, LLC	—	(920)	920
PMTWorks Payroll, LLC	(85)	(337)	252
banc-serv Partners, LLC (BSP)	—	(286)	286
Small Business Lending, LLC	(2,802)	300	(3,102)
Newtek Conventional Lending, LLC	(159)	61	(220)
Titanium Asset Management LLC	(75)	—	(75)
Mobil Money, LLC	(1,250)	—	(1,250)
Total net unrealized (depreciation) appreciation on controlled investments	$(10,871)	$2,918	$(13,789)

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the six months ended June 30, 2020 and 2019, we recognized a provision for deferred taxes of $2,940,000 and $765,000 related to the net unrealized appreciation of controlled portfolio company investments, respectively.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Capital One Facility, Notes payable - related parties, 2023 Notes, 2024 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, including “at-the-market”, or ATM, and private offerings of securities. As of June 30, 2020, our asset coverage was 184% based on $391,321,000 of aggregate principal amount of senior securities outstanding. On July 26, 2018, our shareholders approved the application of the modified asset coverage requirement as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, our minimum required asset coverage ratio decreased from 200% to 150%, effective July 27, 2018.

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

On July 10, 2019, the Company entered into the 2019 ATM Equity Distribution Agreement. The 2019 ATM Equity Distribution Agreement provided that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. From inception through June 24, 2020, we sold 1,716,517 shares of our common stock at a weighted average price of $21.88 per share. Proceeds, net of offering costs and expenses were $37,554,000. On June 24, 2020, the Company terminated the 2019 ATM Equity Distribution Agreement. The Company paid the ATM placement agents $758,000 in compensation.

We used the net proceeds for funding investments in debt and equity securities in accordance with our investment objective and strategies and for general corporate purposes including funding investments, repaying outstanding indebtedness and other general corporate purposes.

On June 25, 2020, the Company entered into the 2020 ATM Equity Distribution Agreement. The 2020 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. As of June 30, 2020 the Company had not sold any shares under the 2020 ATM Equity Distribution Agreement. As of June 30, 2020, there were 3,000,000 shares of common stock available for sale under the 2020 ATM Equity Distribution Agreement.

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

The 2024 Notes will mature on August 1, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after August 1, 2021, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 5.75% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year, commencing on November 1, 2019, and trade on the Nasdaq Global Market under the trading symbol “NEWTL.” At June 30, 2020, the Company was in compliance with all covenants related to the 2024 Notes.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the 2023 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2023 Notes may declare such 2023 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At June 30, 2020, the Company was in compliance with all covenants related to the 2023 Notes.

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

Capital One Facilities
In May 2017, NSBF amended its Capital One facility to increase the facility from $50,000,000 to $100,000,000 and reduce the interest rate. The facility was amended again in June 2018 and the portion of the facility collateralized by the government guaranteed portion of SBA 7(a) loans, was reduced to Prime minus 0.75% (previously Prime minus 0.25%). The interest rate on the portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, was reduced to Prime plus 0.25% (previously Prime plus 0.75%). The facility provides for a 55% advance rate on the non-guaranteed portions of the SBA 7(a) loans NSBF originates, and a 90% advance rate on the guaranteed portions of SBA 7(a) loans NSBF originates. In addition, the amendment extended the date on which the facility will convert to a term loan from May 16, 2017 to May 11, 2020 and extended the maturity date of the facility to May 11, 2022. In June 2019, the facility was increased from $100,000,000 to $150,000,000. On May 7, 2020, NSBF amended its existing line of credit with Capital One to, among other things, extend the maturity date on which the credit facility will convert into a term loan for a period of three years to May 7, 2023, with the term loan maturing on May 7, 2025.

At June 30, 2020, there was $23,640,000 and $0 outstanding under the unguaranteed and guaranteed lines of credit, respectively. At June 30, 2020, we were in full compliance with all applicable loan covenants.
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

At June 30, 2020, the Related Party RLOC interest rate was 2.67%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings due to NMS at June 30, 2020 were $0.

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

PPP Loan Participations

Since April 2020, NSBF has engaged in the origination of PPP loans. As of August 6, 2020, NSBF has funded approximately 9,620 PPP loans totaling $1.15 billion though the PPP program. The PPP was established as part of a stimulus package to certain businesses and individuals affected by the COVID-19 pandemic. Under the PPP, current SBA 7(a) lenders are automatically approved to extend 100% federally guaranteed PPP loans to certain small businesses for amounts up to 2.5 times of those businesses’ average monthly payroll expenses (capped at $10 million). The interest rate on PPP loans is capped at 1.0%, and the loans are forgivable after an 8 up to a 24 week forgiveness period, provided that the borrower uses the loans for eligible purposes (e.g., payroll/benefits (excluding employee compensation above $100,000), mortgage interest, rent and utilities) and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower reduces salaries or terminates employees during the forgiveness period.

To facilitate NSBF’s involvement as an authorized lender in the PPP, during the second quarter of 2020, NSBF entered into PPP loan participation agreements where NSBF originates PPP loans and sells 90% participating interests to UBS Bank USA (“UBS”), Stifel Bank (“Stifel”), Morgan Stanley Bank, N.A. (“Morgan Stanley”), and Amalgamated Bank (“Amalgamated”) , collectively, the “Participants.” The participations are sold at par due to the short term maturity of the loans. NSBF and the Participant share proportionally in all interest and principal payments made on the loans. Subsequently, UBS, Stifel and Amalgamated amended their agreements with NSBF to allow the banks purchase up to 100% participation interests in certain of the PPP loans originated by NSBF. In connection with the amendments, UBS, Stifel, and Amalgamated purchased the remaining 10% participation interests in their participation loans, bringing their participation interests to 100% as of June 30, 2020. Morgan Stanley continues to hold 90% participation interests. as of June 30, 2020. During the second quarter of 2020, NSBF sold participations in $1.10 billion of PPP loans. NSBF continues to hold the PPP loan notes and the PPP loan documents in order to service the loans. The servicing liability in connection with the PPP loans was deemed immaterial. PPP loan origination fees are recognized as interest income on sale of PPP loan participations.

A transfer of financial assets must meet the sale criteria under the accounting rules in ASC Topic 860, Transfers and Servicing, in order to be considered a sale instead of a secured borrowing. The Company determined that the sale criteria are met and the Participants’ interests in the PPP loans are not held on the Company’s consolidated balance sheets. As stated in the PPP loan participation agreements, the intention of the parties is for the participation agreements to be absolute and true sales and not secured borrowings. In accordance with the terms of the PPP loan participation agreements and SBA regulations and guidance, NSBF, as the originating lender, retains all servicing rights and is the party responsible to the SBA with respect to all servicing actions, including requests for advance purchases and loan forgiveness, and will be the party eligible for the guarantee purchase of the PPP loan. For the 100% participations, the entire financial asset is considered to have been sold since a 100% ownership interest in the underlying asset’s cash flows has been sold to a third party and only the servicing rights remain with NSBF. For the 90% participations, the transfers met all the conditions of a participating interest as defined by ASC 860 to potentially qualify for sale accounting including (i) there is a proportionate ownership interest in an entire financial asset, (ii) all cash flows are divided proportionately among the participants, (iii) the parties’ rights are parri passu, and (iv) no party has the right to pledge or exchange the entire PPP loan unless all participating interest holders agree. The Company obtained true sale opinions and concluded that legal isolation is met under ASC 860-10-45-5a. As required under ASC 860 for sale accounting, the Company does not have an option or obligation to reacquire the assets, except for standard representations and warranties, such as in the event of fraud, gross negligence, or willful misconduct on the part of the Company, or failure to meet the ongoing contractual obligations to service the PPP loans. Owners of participations in PPP loans also have credit protection in the form of a 100% irrevocable government guarantee.

Cash Flows and Liquidity
As of June 30, 2020, the Company’s unused sources of liquidity consisted of $23,633,000 available through the Capital One facility; $30,335,000 available through notes payable with related parties; and $13,385,000 in unrestricted cash.

Restricted cash of $40,213,000 as of June 30, 2020 is primarily held by NSBF. The majority, or $39,461,000 of restricted cash includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants.

The Company generated and used cash as follows:

(in thousands)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net cash provided by (used in) operating activities	$70,834	$(26,712)
Net cash used in investing activities	(10)	(111)
Net cash provided by (used in) financing activities	(50,433)	25,152
Net increase (decrease) in cash and restricted cash	20,391	(1,671)
Cash and restricted cash, beginning of period	33,207	31,350
Cash and restricted cash, end of period	$53,598	$29,679
During the six months ended June 30, 2020, operating activities provided cash of $70,834,000, consisting primarily of (i) $1,167,376,000 of proceeds from the sale of SBA 7(a) guaranteed loan investments, (ii) $31,374,000 of principal payments received from SBA non-affiliate investments and (iii) a $51,173,000 decrease in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settled during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end.
These increases were offset by (i) $1,180,680,000 of SBA 7(a) and PPP loan investments funded and (ii) $17,580,000 of investments in controlled portfolio companies, including $1,500,000 investments in NCL and $13,150,000 of investments in NBL.
Net cash used in financing activities was $50,433,000 consisting primarily of (i) $29,706,000 of principal payments related to securitization notes payable, (ii) $8,882,000 of dividend payments, (iii) $6,360,000 of net paydowns under our bank notes payable, and (iv) net paydowns under the Related Party RLOC of $12,163,000.
These uses were offset by $7,310,000 of net proceeds from the sale of common shares under the 2019 ATM Equity Distribution Agreement.

Contractual Obligations
The following table represents the Company’s obligations and commitments as of June 30, 2020:

(in thousands)	Payments due by period
Contractual Obligations	Total	2020	2021	2022	2023	2024	Thereafter
Bank notes payable	$23,640	$—	$—	$23,640	$—	$—	$—
Securitization notes payable[1]	276,637	—	—	—	—	—	276,637
Notes due 2023[1]	57,500	—	—	—	57,500	—	—
Notes due 2024[1]	63,250	—	—	—	—	63,250	—
Notes payable - related parties	—	—	—	—	—	—	—
Employment agreements	1,140	805	335	—	—	—	—
Operating leases	10,913	822	1,563	1,576	1,619	1,663	3,670
Totals	$433,080	$1,627	$1,898	$25,216	$59,119	$64,913	$280,307
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

Our Board has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our investment portfolio as of June 30, 2020 and December 31, 2019 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the

Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the six months ended June 30, 2020 and 2019, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $9,465,000 and $12,405,000 at June 30, 2020 and December 31, 2019, respectively, and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

The CARES Act - Paycheck Protection Program

On March 27, 2020, Congress passed, and the President of the United States signed into law, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act provides an over $2.0 trillion stimulus package to certain businesses and individuals affected by the COVID-19 pandemic, with subsidies to certain existing SBA 7(a) borrowers in which the SBA will pay all principal, interest, and fees on existing performing SBA 7(a) loans for six months beginning with such borrowers’ April 2020 payments. Among other things, the CARES Act allows NSBF, as an SBA 7(a) lender, to originate loans under the newly-established Paycheck Protection Program (“PPP”) as an expansion of the existing SBA Section 7(a) loan program through June 30, 2020. On July 4, 2020, the President of the United States signed a bill to re-open the application window for the PPP until August 8, 2020. The SBA had stopped accepting loan applications at midnight on June 30, 2020 prior to the extension. The July 4, 2020 bill also corrected what has been described as a technical drafting error, in which the CARES Act and the PPP did not initially create separate authorization levels for the SBA 7(a) program and the PPP, which could have left the SBA 7(a) program temporarily unfunded.

Under the PPP, current SBA 7(a) lenders are automatically approved to extend 100% federally guaranteed PPP loans to certain small businesses for amounts up to 2.5 times of those businesses’ average monthly payroll expenses (capped at $10 million). The interest rate on PPP loans is capped at 1.0%, and the loans are forgivable after an 8 up to a 24 week forgiveness period, provided that the borrower uses the loans for eligible purposes (e.g., payroll/benefits (excluding employee compensation above $100,000), mortgage interest, rent and utilities) and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower reduces salaries or terminates employees during the forgiveness period.

As a result of the uncertain economic impact to U.S. small businesses created by the COVID-19 pandemic, the Company’s Executive Committee and Lending Team temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans. As of August 6, 2020, NSBF has funded approximately 9,620 PPP loans totaling $1.15 billion though the PPP program. Pursuant to the PPP, the SBA will reimburse a lender authorized to make a PPP loan at a rate, based on the balance of the financing outstanding at the time of disbursement of the PPP loan, of: (i) 5% for PPP loans of not more than $350,000; (ii) 3% for loans of more than $350,000 and less than $2,000,000; and (iii) 1% for loans of not less than $2,000,000.

To facilitate NSBF’s involvement as an authorized lender in the PPP, during the second quarter of 2020, NSBF entered into PPP loan participation agreements where NSBF originates PPP loans and sells 90% participating interests to UBS Bank USA (“UBS”), Stifel Bank (“Stifel”), Morgan Stanley Bank, N.A. (“Morgan Stanley”), and Amalgamated Bank (“Amalgamated”), collectively the “Participants.” The participations are sold at par due to the short term maturity of the loans. NSBF and the Participant share proportionally in all interest and principal payments made on the loans. Subsequently, UBS, Stifel, and Amalgamated amended their agreements with NSBF to allow the banks purchase up to 100% participation interests in certain of the PPP loans originated by NSBF. In connection with the amendments, UBS, Stifel, and Amalgamated purchased the remaining 10% participation interests in their participation loans, bringing their participation interests to 100% as of June 30, 2020. Morgan Stanley continues to hold 90% participation interests. as of June 30, 2020. During the second quarter of 2020, NSBF sold participations in $1.10 billion of PPP loans. NSBF continues to hold the PPP loan notes and the PPP loan documents in order to service the loans. The servicing liability in connection with the PPP loans was deemed immaterial. PPP loan origination fees are recognized as interest income on sale of PPP loan participations. See “PPP Loan Participations.”

In accordance with the terms of the PPP participation agreements and SBA regulations and guidance, NSBF, as the originating lender, must continue to hold the PPP loan note, the PPP loan documents and service the PPP loan (i.e., retain all servicing rights). Moreover, as the originating lender, NSBF is the party responsible to the SBA with respect to all servicing actions, including requests for advance purchases and loan forgiveness, and will be the party eligible for the guarantee purchase of the PPP loan. NSBF has agreed that it will repurchase from the Participant on demand the Participant’s Percentage of any outstanding principal and interest under the applicable PPP Loan under certain standard representations and warranties, including in the event of a loss due to fraud, gross negligence or willful misconduct on the part of NSBF or any failure to recover under the SBA guarantee as a result of any deficiency in documenting or servicing such PPP Loan by NSBF.

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

In May 2020, the SEC adopted amendments to the financial disclosure requirements in Regulation S-X including the significance tests in the “significant subsidiary” definition in Rule 1-02(w), Securities Act Rule 405, and Exchange Act Rule 12b-2 to improve their application and to assist registrants in making more meaningful determinations of whether a subsidiary or an acquired or disposed business is significant. In addition, to address the unique attributes of investment companies and business development companies, the SEC updated the significance tests in Rule 1-02(w), Securities Act Rule 405, and Exchange Act Rule 12b-2 by (i) revising the investment test to compare the registrant’s investments in and advances to the acquired or disposed business to the registrant’s aggregate worldwide market value if available; (ii) revising the income test by adding a revenue component; (iii) expanding the use of pro forma financial information in measuring significance; and (iv) conforming, to the extent applicable, the significance threshold and tests for disposed businesses to those used for acquired businesses. The amendments will be effective January 1, 2021; however, voluntary compliance with the final amendments will be permitted in advance of the effective date. The Company elected to early adopt the amendment as of June 30, 2020. No significant changes to our significant subsidiaries were noted.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 815), (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves the consistent application of, and simplifies, GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of June 30, 2020.

Recent Developments

Common Stock

On June 25, 2020, we entered into the 2020 ATM Equity Distribution Agreement with the placement agents. From June 25, 2020 through August 6, 2020 the Company sold 278,491 shares of its common stock at a weighted average price of $17.74 per share under the 2020 ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $4,940,000. As of August 6, 2020, there were 2,721,509 shares of common stock available for sale under the 2020 ATM Equity Distribution Agreement.

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
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents and restricted cash) which was approximately $53,598,000 at June 30, 2020. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. As of June 30, 2020, cash deposits in excess of insured amounts totaled approximately $30,403,000.

ITEM 4. CONTROLS AND PROCEDURES..

As of June 30, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In May 2020, the Company became aware of the putative class action styled American Video Duplicating, Inc. et al v. Citigroup Inc. et al. (C.D. Cal. 20-cv-03815) (the “Action”), which asserted claims under the California Unfair Business Practices Law in connection with the alleged failure of lenders to pay agent fees under the PPP. While the Action failed to assert any specific allegations of wrongdoing by the Company or NSBF, the Action named “Newtek Business Services, Inc.” [sic] as one of the 4,990 PPP lender defendants in the Action. On June 15, 2020, the Company was dismissed from the Action. The Company is not currently involved in any additional litigation matters that are expected to have a material impact on the Company’s financial condition.

As a result of a litigation brought by the Federal Trade Commission (the “FTC”) in October 2012, NMS voluntarily entered into, and is presently operating under, a permanent injunction with respect to certain of its business practices.

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

Although the program has been in existence since 1953, there can be no assurance that the federal government will maintain the SBA 7(a) loan program, or that it will continue to guarantee loans at current levels. Furthermore, in an effort to support our communities during the pandemic, we are participating in the PPP under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit. If we cannot continue originating and selling government-guaranteed loans, we will generate fewer origination fees and our ability to generate gains on the sale of loans will decrease. From time-to-time, the government agencies that guarantee these loans reach their internal budgeted limits and cease to guarantee loans for a stated time period. In addition, these agencies may change their rules for extending loans. Also, Congress may adopt legislation that would have the effect of discontinuing or changing the SBA’s programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. If these changes occur, the volume of loans to SMBs and industrial borrowers of the types that now qualify for government-guaranteed loans could decline, as could the profitability of these loans.

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

Moreover, due to what has been described as a technical drafting error, the CARES Act and the PPP did not initially create separate authorization levels for the SBA 7(a) program and the PPP, which could have left the SBA 7(a) program temporarily unfunded. The error was corrected with the July 4, 2020 extension of the PPP through August 8, 2020; however, if the SBA 7(a) program were to become unfunded, NSBF will not be able to originate SBA 7(a) loans until such funding is restored.

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

The COVID-19 pandemic has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.

As of the date of this 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. As the potential impact of COVID-19 is difficult to predict, the extent to which COVID-19 could negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption, is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.

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

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress approved additional funding for the PPP of approximately $320 billion on April 24, 2020. NSBF is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there has been some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which may expose the Company and NSBF to risks relating to noncompliance with the PPP. As of August 6, 2020, NSBF has funded approximately 9,620 PPP loans totaling $1.15 billion though the PPP program. Since the opening of the PPP, several large banks participating in the PPP have been subject to litigation regarding the process and procedures that such banks have used in processing applications for the PPP. The Company and NSBF may be exposed to the risk of litigation, from both customers and non-customers that approached the Company and NSBF regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or NSBF and is not resolved in a manner favorable to the Company or NSBF, it may result in significant financial liability or adversely affect the Company’s or NSBF’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In May 2020, the Company became aware of the putative class action styled American Video Duplicating, Inc. et al v. Citigroup Inc. et al. (C.D. Cal. 20-cv-03815) (the “Action”), which asserts claims under the California Unfair Business Practices Law in connection with the alleged failure of lenders to pay agent fees under the PPP. While the Action failed to assert any specific allegations of wrongdoing by the Company or NSBF, the Action named “Newtek Business Services, Inc.” [sic] as one of the 4,990 PPP lender defendants in the Action. On June 15, 2020, the Company was dismissed from the Action. The Company is not currently involved in any additional litigation matters that are expected to have a material impact on the Company’s financial condition.

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

In addition, in order to facilitate NSBF’s involvement as an authorized lender in the PPP, during the second quarter of 2020, NSBF entered into PPP loan participation agreements where NSBF originates PPP loans and sells participating interests to four banks. See “The Cares Act - Paycheck Protection Program.” In accordance with the terms of the PPP participation agreements and SBA regulations and guidance, NSBF, as the originating lender, must continue to hold the PPP loan note, the PPP loan documents and service the PPP loan (i.e., retain all servicing rights). Moreover, as the originating lender, NSBF is the party responsible to the SBA with respect to all servicing actions, including requests for advance purchases and loan forgiveness, and will be the party eligible for the guarantee purchase of the PPP loan. NSBF has agreed that it will repurchase from the Participant on demand the Participant’s Percentage of any outstanding principal and interest under the applicable PPP Loan under certain standard representations and warranties, including in the event of a loss due to fraud, gross negligence or willful misconduct on the part of NSBF or any failure to recover under the SBA guarantee as a result of any deficiency in documenting or servicing such PPP Loan by NSBF.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description
3.1
Amended and Restated Articles of Incorporation of Newtek (Incorporate by reference to Exhibit A to Newtek’s Pre-Effective Amendement No. 3 to its Registration Statement on Form N-2, No. 333-191499, filed November 3, 2014.)

3.2	Bylaws of Newtek (Incorporated by reference to Exhibit 2 to Newtek’s Registration Statement on Form N-14, No. 333-195998, filed September 24, 2014).

10.1
Omnibus Amendment No. 4 to Loan Documents, dated as of May 7, 2020, by and among Newtek Small Business Finance, LLC, Capital One, National Association and UBS Bank USA as Lenders and Capital One, National Association as Administrative Agent (incorporated by reference to Newtek’s Current Report on Form 8-K, filed May 11, 2020).

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

NEWTEK BUSINESS SERVICES CORP.

Date: August 10, 2020	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: August 10, 2020	By:	/S/ CHRISTOPHER TOWERS
Christopher Towers
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)