Form 10-Q
period 2020-09-30
Newtek Business Services Corp.
filed 2020-11-12
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 11, 2020, there were 21,781,716 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

Table of Contents

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to Newtek Business Services Corp. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2010-1 Trust	Newtek Small Business Loan Trust, Series 2010-1, terminated in March 2019
2013-1 Trust	Newtek Small Business Loan Trust, Series 2013-1, terminated in October 2018
2014-1 Trust	Newtek Small Business Loan Trust, Series 2014-1, terminated in July 2019
2016-1 Trust	Newtek Small Business Loan Trust, Series 2016-1
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1
2019-1 Trust	Newtek Small Business Loan Trust, Series 2019-1
2021 Notes	7.00% Notes due 2021, redeemed in March 2018
2022 Notes	7.50% Notes due 2022, redeemed in August 2019
2023 Notes	6.25% Notes due 2023
2024 Notes	5.75% Notes due 2024
Amended 2019 ATM Distribution Agreement	First Amendment and Supplement to the Equity Distribution Agreement, dated as of February 28, 2020, by and among the Company and the placement agents
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
2017 ATM Equity Distribution Agreement	Second Amended and Restated Equity Distribution Agreement, dated August 31, 2018 by and among the Company and the placement agents
2019 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated July 10, 2019 by and among the Company and the placement agents
2020 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated June 25, 2020 by and among the Company and the placement agents
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
Code	Internal Revenue Code of 1986, as amended
DRIP	The Company's dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Equity Incentive Plan	The Company's 2015 Equity Incentive Plan
Exchange Act	Securities and Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
LIBOR	London Interbank Offered Rate
NAV	Net Asset Value
NBL Facility	Revolving Credit and Security Agreement between NBL SPV1, LLC, a wholly-owned subsidiary of NBL, and Capital One
Related Party RLOC	Unsecured revolving line of credit agreement between NMS as lender and Newtek as borrower
PLP	Preferred Lender Program, as authorized by the SBA
PPP	Paycheck Protection Program
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SBLC	Small Business Lending Company

SEC	Securities and Exchange Commission
SMB	Small-and-medium sized businesses
Sterling	Sterling National Bank
Sterling Receivable and Inventory Facility	Loan and Security Agreement between NBC and Sterling, as lender, to fund accounts receivable and inventory financing arrangements
Taxable Subsidiaries	Companies formed by Newtek which are taxed as corporations for income tax purposes
Trustee	U.S. Bank, National Association
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States

Portfolio Companies and Subsidiaries
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
NBL	Newtek Business Lending, LLC, a wholly-owned controlled portfolio company
NCL	Newtek Conventional Lending, LLC, a 50% owned portfolio company
Exponential	Exponential Business Development Co., Inc., a Taxable Subsidiary
NMS	Newtek Merchant Solutions, LLC (formerly Universal Processing Services of Wisconsin LLC), a wholly-owned controlled portfolio company
Premier	Premier Payments LLC, a former wholly-owned controlled portfolio company which merged into NMS at December 31, 2018
Mobil Money	Mobil Money, LLC, a wholly-owned controlled portfolio company
NTS	Newtek Technology Solutions, Inc., a wholly-owned controlled portfolio company
IPM	International Professional Marketing, Inc., a wholly-owned controlled portfolio company
SIDCO	SIDCO, LLC dba Cloud Nine Services, a wholly-owned controlled portfolio company
EWS	Excel WebSolutions, LLC, a wholly-owned controlled portfolio company
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a wholly-owned controlled portfolio company
SBL	Small Business Lending, LLC, a wholly-owned controlled portfolio company
BSP	ADR Partners, LLC dba banc-serv Partners, LLC, a wholly-owned controlled portfolio company
NPS or PMT	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a wholly-owned controlled portfolio company
NIA	Newtek Insurance Agency, LLC, a wholly-owned controlled portfolio company
TAM	Titanium Asset Management LLC, a wholly-owned controlled portfolio company
EMCAP	EMCAP Loan Holdings, LLC
POS	POS on Cloud, LLC, dba Newtek Payment Systems, a controlled portfolio company

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (In Thousands, except for Per Share Data)
	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)	(Note 1)
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $411,777 and $429,697, respectively; includes $329,855 and $364,063, respectively, related to securitization trusts)	$393,290	$417,223
SBA guaranteed non-affiliate investments (cost of $17,632 and $23,345, respectively)	18,796	25,004
Controlled investments (cost of $111,891 and $107,300, respectively)	209,251	215,817
Non-control investments (cost of $16,279 and $1,000, respectively)	16,279	1,000
Total investments at fair value	637,616	659,044
Cash	5,966	1,762
Restricted cash	40,511	31,445
Broker receivable	8,646	51,173
Due from related parties	6,397	2,972
Servicing assets, at fair value	24,557	24,411
Right of use assets	7,192	7,990
Other assets	21,081	18,614
Total assets	$751,966	$797,411

LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$25,183	$30,000
Notes due 2023 (par: $57,500 as of September 30, 2020 and December 31, 2019, Note 7)	56,387	56,035
Notes due 2024 (par: $63,250 as of September 30, 2020 and December 31, 2019, Note 7)	61,668	61,354
Notes payable - Securitization trusts (par: $235,675 and $276,637 as of September 30, 2020 and December 31, 2019, Note 7)	232,045	272,376
Notes payable - related parties	11,550	12,163
Due to related parties	1,142	131
Lease liabilities	8,999	9,897
Deferred tax liabilities	9,395	12,405
Accounts payable, accrued expenses and other liabilities	21,206	20,824
Total liabilities	427,575	475,185

Commitment and contingencies (Note 8)
Net assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 21,435 and 20,530 issued and outstanding, respectively)	429	411
Additional paid-in capital	307,626	289,963
Accumulated undistributed earnings	16,336	31,852
Total net assets	324,391	322,226
Total liabilities and net assets	$751,966	$797,411
Net asset value per common share	$15.13	$15.70

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment income
From non-affiliate investments:
Interest income - PPP loans	$3,085	$—	$37,742	$—
Interest income - SBA 7(a) loans	5,871	7,468	19,382	21,519
Servicing income	2,875	2,542	8,367	7,473
Other income	240	1,233	1,449	3,720
Total investment income from non-affiliate investments	12,071	11,243	66,940	32,712
From non-control investments:
Interest income	107	—	107	—
Dividend income	31	27	71	86
Total investment income from non-control investments	138	27	178	86
From controlled investments:
Interest income	486	223	1,423	658
Dividend income	2,234	4,528	8,884	10,478
Total investment income from controlled investments	2,720	4,751	10,307	11,136
Total investment income	14,929	16,021	77,425	43,934
Expenses:
Salaries and benefits	3,669	3,587	10,856	10,659
Interest	3,939	5,476	13,727	14,923
Depreciation and amortization	93	125	312	378
Professional fees	651	1,215	2,822	2,842
Origination and loan processing	1,120	2,134	5,666	5,915
Origination and loan processing - related party	2,705	2,060	8,438	6,719
Change in fair value of contingent consideration liabilities	—	9	54	64
Loss on extinguishment of debt	—	251	—	251
Other general and administrative costs	1,082	1,697	4,415	4,782
Total expenses	13,259	16,554	46,290	46,532
Net investment income (loss)	1,670	(533)	31,135	(2,598)
Net realized and unrealized gains (losses):
Net realized gain (loss) on non-affiliate investments - SBA 7(a) loans	(722)	10,865	2,577	32,260
Net realized gain on controlled investments	—	1,600	—	1,600
Net unrealized depreciation on SBA guaranteed non-affiliate investments	(111)	(209)	(494)	(521)
Net unrealized appreciation (depreciation) on SBA unguaranteed non-affiliate investments	132	(14)	(6,012)	(1,957)
Net unrealized appreciation (depreciation) on controlled investments	(285)	957	(11,156)	3,874
Change in deferred taxes	70	(27)	3,010	(792)
Net unrealized depreciation on servicing assets	(1,207)	(2,002)	(1,299)	(3,469)
Net realized and unrealized gains (losses)	$(2,123)	$11,170	$(13,374)	$30,996
Net increase (decrease) in net assets resulting from operations	$(453)	$10,637	$17,761	$28,398
Net increase (decrease) in net assets resulting from operations per share	$(0.02)	$0.55	$0.85	$1.49

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Net investment income (loss) per share	$0.08	$(0.03)	$1.49	$(0.14)
Dividends and distributions declared per common share	$0.58	$0.58	$1.58	$1.44
Weighted average number of shares outstanding	21,192	19,228	20,942	19,115

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Increase in net assets:
Net investment income (loss)	$1,670	$(533)	$31,135	$(2,598)
Net realized gain (loss) on investments	(722)	12,465	2,577	33,860
Net unrealized depreciation on investments	(1,401)	(1,295)	(15,951)	(2,864)
Net (decrease) increase in net assets resulting from operations	(453)	10,637	17,761	28,398
Distributions to common stockholders	(12,338)	(11,199)	(33,128)	(27,514)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	465	300	689	779
Stock-based compensation expense	129	184	439	462
Purchase of vested stock for employee payroll tax withholding	—	—	(48)	(76)
Issuance of common stock, net of offering costs	9,142	6,478	16,452	10,128
Net increase in net assets from capital share transactions	9,736	6,962	17,532	11,293
Impact of ASC 842 adoption	—	—	—	130
Total (decrease) increase in net assets	(3,055)	6,400	2,165	12,307
Net assets at beginning of period	327,446	293,352	322,226	287,445
Net assets at end of period	$324,391	$299,752	$324,391	$299,752
Common shares outstanding at end of period	21,435	19,447	21,435	19,447
Capital share activity:
Shares issued under dividend reinvestment plan	26	14	44	38
Shares issued in connection with sales of common stock	500	292	860	480
Purchase of vested stock for employee payroll tax withholding	—	—	(3)	(4)
Restricted shares issued under Equity Incentive Plan, net of forfeitures	4	4	4	14
Net increase in capital activity	530	310	905	528

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$17,761	$28,398
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized depreciation (appreciation) on controlled investments	11,157	(3,874)
Net unrealized depreciation (appreciation) on non-affiliate investments	6,506	2,477
Net unrealized (appreciation) depreciation on servicing assets	1,299	3,469
Net realized (gains) losses on controlled investments	—	(1,600)
Net realized gains on non-affiliate investments	(2,577)	(32,260)
Allowance for doubtful accounts	—	(60)
Change in fair value of contingent consideration liabilities	54	64
Loss on extinguishment of debt	—	251
Amortization of deferred financing costs	1,407	1,486
Deferred income taxes	(3,010)	792
Depreciation and amortization	312	378
Purchase of loans	(5,522)	(10,121)
Purchase of loans from affiliate	(15,296)	—
Funding of guaranteed non-affiliate SBA loans	(1,255,529)	(249,980)
Funding of unguaranteed non-affiliate SBA loans	(20,619)	(84,741)
Funding of controlled investments	(21,437)	(27,534)
Proceeds from sale of non-affiliate SBA loans	1,263,371	293,594
Principal received on SBA non-affiliate investments	43,857	36,183
Principal received from controlled investments	625	1,885
Principal received from non-control investments	17	—
Distributions received from investments in excess of basis	—	1,600
Return of investment from controlled investments	16,221	2,700
Other, net	(36)	(47)
Changes in operating assets and liabilities:
Broker receivable	42,527	8,131
Due to/from related parties	(2,414)	(511)
Other assets	(1,191)	(6,529)
Accounts payable, accrued expenses and other liabilities	228	(4,539)
Capitalized servicing asset	(1,445)	(5,407)
Other, net	26	122
Net cash provided by (used in) operating activities	76,292	(45,673)
Cash flows from investing activities:
Purchase of fixed assets	(10)	(127)
Cash flows from financing activities:
Net borrowings on bank notes payable	(4,817)	50,242
Proceeds from common shares sold, net of offering costs	16,451	10,128
Net (repayments) proceeds under related party line of credit	(613)	3,823
Proceeds from Notes due 2024	—	63,250

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Nine Months Ended September 30,
	2020	2019
Redemption of Notes due 2022	—	(8,324)
Payments on Notes Payable - Securitization Trusts	(40,962)	(47,993)
Dividends paid	(32,439)	(26,735)
Additions to deferred financing costs	(584)	(2,117)
Purchase of vested stock for employee payroll tax withholding	(48)	(77)
Net cash provided by (used in) financing activities	(63,012)	42,197
Net increase (decrease) in cash and restricted cash	13,270	(3,603)
Cash and restricted cash—beginning of period (Note 2)	33,207	31,350
Cash and restricted cash—end of period (Note 2)	$46,477	$27,747

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$646	$1,892
Issuance of common shares under dividend reinvestment plan	$689	$779

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										324,391
Hazleton Oil & Environmental, Inc	(#)	300 Tamaqua St., Hazleton, PA 18201	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/25/2045	$1,085.0	$1,085.0	$1,212.3	0.37%
South Park Hardware, LLC	(#)	16074 South Park Ave, South Holland, IL 60473	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/25/2045	75.0	75.0	84.9	0.03%
7PSolutions, LLC	(#)	136 North Van Buren St., Nashville, IN 47448	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/25/2030	50.0	50.0	40.3	0.01%
Babys on Broadway LLC	(#)	47 East Broadway, Little Falls, MN 56345	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	9/25/2030	75.0	75.0	61.7	0.02%
Blakeslee Arpaia Chapman, Inc and Chapman Construction Services, LLC	(#)	200 North Branford Road, Branford, CT 06405	Construction of Buildings	Term Loan	Prime plus 2.75%	9/24/2030	375.0	375.0	354.6	0.11%
Resolve Tech Solutions Inc	(#)	15851 Dallas Pkwy, Ste 1103, Addison, TX 75001	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/24/2030	750.0	750.0	659.8	0.20%
BulkMore LLC	(#)	12741 Ocean Gateway, Ocean City, MD 21842	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/18/2030	150.0	150.0	125.5	0.04%
Mister Dexters LTD dba Shuga's	(#)	702 S. Cascade Ave, Colorado Springs, CO 80903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2045	57.5	57.5	61.0	0.02%
Mister Dexters LTD dba Shuga's	(#)	702 S Cascade Ave, Colorado Springs, CO 80903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2030	183.8	183.8	146.8	0.05%
Heriz Gallery Inc dba Pineville Rug Gallery	(#)	312 Main St., Pineville, NC 94502	Textile Product Mills	Term Loan	Prime plus 2.75%	4/6/2045	99.3	99.3	106.9	0.03%
Alliance Heating & Air Conditioning, Inc.	(#)	10 Brookfield Ave, Bridgeport, CT 53151	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/6/2030	739.7	739.7	593.3	0.18%
Terry & Tammy Jacobsen, Inc.dba Appliance Recycling Outlet	(#)	10105 Airport Way, Snohomish, WA 63103	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	4/3/2045	844.0	844.0	865.0	0.27%
Terry and Tammy Jacobsen, Inc dba Appliance Recycling	(#)	10105 Airport Way, Snohomish, WA 84107	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	4/3/2030	331.4	331.4	264.2	0.08%
AOC Key Solutions, Inc	(#)	14420 Albemarle Point Place, Ste 200, Chantilly, VA 02116	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/2/2030	789.6	789.6	709.4	0.22%
Profit Stewards, LLC	(#)	458 Schuylkill Road, Phoenixville, PA 33063	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/2/2030	42.6	42.6	35.2	0.01%
Caplan Home Care, LLC	(#)	6029 Berkshire Lane, Dallas, TX 11803	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/1/2045	875.0	875.0	913.0	0.28%
Montana Custom Log Homes, Inc.	(#)	2036 US Hwy 93 North, Victor, MT 20007	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2045	363.5	363.5	401.2	0.12%
JS Randhawa, Inc. dba Deli Delicious 34, SK Randhawa Inc. HSR Inc & R	(#)	570 W Olive Ave,, Merced, CA 11797	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2030	96.9	96.9	84.1	0.03%
Blackwater Diving LLC	(#)	112 Forrest Rd, Morgan City, LA 77498	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/30/2030	363.4	363.4	308.9	0.10%
Suburban Transmission of Northern Illinois, Inc.	(#)	1714 E Oakton St, Des Plaines, IL 97062	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/27/2045	148.9	148.9	165.2	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										324,391
Tomco Inc. dba Rental City dba Tomco Equiptment Sales	(#)	6470 State St., Saginaw, MI 33467	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/27/2030	21.8	21.8	17.2	0.01%
Dunaway and Hart, Inc	(#)	575 Harkrider St., Conway, AR 80907	Real Estate	Term Loan	Prime plus 2.75%	3/26/2030	48.4	48.4	38.2	0.01%
Yachting Solutions, LLC	(#)	56 New County Rd, Rockland, ME 11236	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/24/2030	176.8	176.8	161.6	0.05%
Supermarket Source, Inc	(#)	2741 West 76th St., Hialeah, FL 85281	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/24/2030	205.9	205.9	212.8	0.07%
Kris-Leigh Catered Living at Severna Park,LLC	(#)	831 Richie Hwy, Severna Park, MD 78738	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/20/2030	513.6	513.6	530.7	0.16%
Patoruzu Inc dba Sharkey's Cuts for Kids	(#)	18121 Tuckerton Road, Ste 130, Cypress, TX 18102	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/20/2030	13.2	13.2	10.4	—%
Firefly Developement LLC dba Firefly Earthworks	(#)	4810 Vicksburg St., Dallas, TX 06510	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/19/2045	298.2	298.2	299.2	0.09%
Coffeestamp LLC	(#)	2511 S Jefferson Ave, St. Louis, MO 28405	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/17/2030	4.4	4.4	3.9	—%
Mid Ohio Hospitality, LLC dba Bucks Bar and Grill	(#)	192 E Main St, Mansfield, OH 02110	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/17/2045	227.5	227.5	256.0	0.08%
Forest Scientific Corporation	(#)	668 Elm St., Tionesta, PA 76710	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/17/2030	72.7	72.7	75.1	0.02%
Kanga Lean, Inc. dba F45 Training Trinity	(#)	3139 Little Rd Space A-5, Trinity, FL 77802	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/16/2030	56.2	56.2	47.0	0.01%
Integrated Equipment Inc; Intergrated Elastomers Inc	(#)	5701 Brittmoore Rd, Houston, TX 63044	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/13/2045	1,240.6	1,240.6	1,395.8	0.43%
Stretch of NW Georgia, LLC dba Stretch Zone	(#)	1430 Towne Lake Parkway, Ste 26100, Woodstock, GA 98036	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/13/2030	14.2	14.2	11.2	—%
Signet Media dba Signet Media inc.	(#)	630 S 1st St, San Jose, CA 11378	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2030	333.1	333.1	344.2	0.11%
Astoria-Pacific Inc	(#)	15130 SE 82nd Dr, Clackamas, OR 80831	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	3/13/2030	121.1	121.1	125.2	0.04%
Mark Allen Taylor dba Taylor Auction	(#)	20 & 68 Westfield Road, Nicholls, GA 60455	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/13/2030	134.7	134.7	114.6	0.04%
Rapid Trucking and	(#)	4225 W Capitol Ave, West Sacramento, CA 30518	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2045	756.7	756.7	851.5	0.26%
Native Fields Landscaping LLC and My Two Girls LLC	(#)	73 Taylor Road, Wharton, NJ 07960	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/13/2045	479.0	479.0	498.1	0.15%
GQ Investments LLC	(#)	5772 Miami Lakes Dr, Miami Lakes, FL 11967	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/12/2030	145.3	145.3	114.5	0.04%
C3 Capital, Inc	(#)	10010 North Hampton Cove Lane, Indianapolis, IN 78754	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/11/2030	548.7	548.7	532.0	0.16%
Blue Dot Trading Inc	(#)	3100 NW 72nd Ave, Miami, FL 94102	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/10/2030	54.5	54.5	42.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										324,391
Quarles Service Systems, Inc.	(#)	1740 September Ave, Memphis, TN 30096	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/10/2045	95.4	95.4	99.7	0.03%
The Ugly Mug's Coffee and Tea Inc.	(#)	1390 Broadway Ste C, Placerville, CA 63119	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2030	36.9	36.9	29.1	0.01%
Peter & Suzanne Scott, Inc., Phillip Showen & Bryan Phelan	(#)	2342 NY- 37, Port Covington, NY 21223	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/6/2030	135.7	135.7	130.3	0.04%
KR Enterprises, Inc. dba Carriage Inn	(#)	1065 Tower Hill Road, North Kingstown, RI 33483	Accommodation	Term Loan	Prime plus 2.75%	3/6/2045	317.6	317.6	327.8	0.10%
Outcome Driven Innovation dba Spracht; Celltek, ODI, ODI Security	(#)	974 Commercial St, Palo Alto, CA 11778	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/6/2030	375.5	375.5	295.7	0.09%
Advans IT Services, Inc.	(#)	65 Boston Post Rd W Ste 390, Marlborough, MA 11722	Other Information Services	Term Loan	Prime plus 2.75%	3/6/2030	121.1	121.1	95.4	0.03%
Big Brand Management LTD. CO. dba Ivox Media	(#)	512 E 11th St, Houston, TX 80904	Real Estate	Term Loan	Prime plus 2.75%	3/6/2030	64.2	64.2	58.8	0.02%
Minifox Inc. dba Pho Hoa and Jazen Tea	(#)	10624 South Eastern Ave Stes R & S, Hendersen, NV 11792	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/5/2030	72.7	72.7	58.5	0.02%
Jones Roger Sherman Inn, Inc. dba Jones Roger Sherman Inn	(#)	195 Oenoke Ridge, New Canaan, CT 44114	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/4/2030	28.8	28.8	29.8	0.01%
Chet Lemon Enterprises, Inc. dba All American Sports	(#)	1544 Lane Park Cut off, Tavares, FL 33073	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/3/2031	167.7	167.7	174.5	0.05%
14th State Learning, LLC dba Sylvan Learning, LLC	(#)	1 Market Pl #10, Essex Junction, VA 10010	Educational Services	Term Loan	Prime plus 2.75%	3/2/2030	49.9	49.9	39.8	0.01%
Toju Bay Inc. dba Fiesta Americana Restaurand and Club	(#)	1622-1624 N. Mannheim Road, Stone Park, IL 10005	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2045	452.2	452.2	492.6	0.15%
LCSM Logistics Inc	(#)	15735 Spectrum Dr, Addison, TX 11788	Couriers and Messengers	Term Loan	Prime plus 2.75%	2/28/2030	81.9	81.9	64.5	0.02%
Custom Garages	(#)	110 2nd Ave South, Pacheco, CA 20005	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2030	133.5	133.5	111.0	0.03%
Crux Solutions LLC dba Waddell's Riverside Funeral Directors	(#)	6938 Westover St., Houston, TX 95054	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/27/2045	80.3	80.3	85.3	0.03%
Breakers Electric, LLC dba Merrill Sports	(#)	13600 Mustang Dr, Mead, CO 43035	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/27/2030	10.1	10.1	8.0	—%
GRSC, Inc.	(#)	1643 NW Dove Ct, Stuart, FL 94107	Construction of Buildings	Term Loan	Prime plus 2.75%	2/27/2030	21.7	21.7	18.6	0.01%
M & L ENTERPRIZES, LLC	(#)	2401 Wrightsville Ave, Wilmington, NC 32827	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/26/2030	48.1	48.1	49.7	0.02%
Feras Alshadaida dba Allura Dairy	(#)	8809 N Grove Ave, Rancho Cucamonga, CA 47303	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/26/2030	58.2	58.2	48.3	0.01%
Abe Chahrour Investment, LLC	(#)	4001 S Wayne Road, Wayne, MI 10016	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/25/2045	22.0	22.0	24.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										324,391
Skimino Enterprises LLC	(#)	197 Ewell Road, Williamsburg, VA 33414	Support Activities for Transportation	Term Loan	Prime plus 2.75%	2/21/2030	72.2	72.2	56.9	0.02%
Bell Oak LLC dba Bell Oak Academy & Paradise Strategics LLC	(#)	7215 Waelti Dr, Melbourne, FL 34689	Social Assistance	Term Loan	Prime plus 2.75%	2/21/2045	374.1	374.1	372.7	0.11%
Sherwood Sporthorses Inc.	(#)	20502 Forestview, Magnolia, TX 10001	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2046	137.8	137.8	154.8	0.05%
Bora Enterprises, LLC	(#)	1921 Las Plumas Ave Ste B, San Jose, CA 32653	Truck Transportation	Term Loan	Prime plus 2.75%	2/21/2030	12.3	12.3	9.7	—%
Alex Roit Chiropractic, P. C	(#)	55 Northern Blvd, Ste 103, Great Neck, NY 10017	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/19/2030	19.2	19.2	15.1	—%
Little Feet Academy of Jacksonville, LLC	(#)	10265 Normandy Blvd, Jacksonville, FL 11803	Social Assistance	Term Loan	Prime plus 2.75%	2/17/2045	46.8	46.8	47.7	0.01%
All Modes Transportation & Logistics LLC	(#)	4313 Collingtree Dr, Rockledge, FL 33432	Support Activities for Transportation	Term Loan	Prime plus 6.5%	2/14/2030	12.1	12.1	11.2	—%
Romo Medical Equiptment LLC	(#)	3453 North Panam Expressway, San Antonio, TX 07726	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/14/2030	481.3	481.3	379.0	0.12%
Lesher Transportation and Shipping, LLC	(#)	116 North Austin St., Oak Grove, MO 32174	Truck Transportation	Term Loan	Prime plus 2.75%	2/13/2030	13.7	13.7	12.7	—%
Red Rock Government Serviice, LLC	(#)	45240 Business Court, Sterling, VA 76126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/13/2030	164.8	164.8	147.4	0.05%
Shaw, Ltd dba Fitness 1440 North Coventry	(#)	54-58 Glocker Way, Pottstown, PA 02169	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/13/2030	58.5	58.5	49.2	0.02%
Damiano Global Corp.	(#)	333 Birch Hills Dr, Rochester, NY 30319	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/10/2030	48.1	48.1	37.9	0.01%
Fortson Janitorial Inc	(#)	462-482 Chattahoochee St., Cornelia, GA 10941	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/5/2045	106.5	106.5	119.9	0.04%
2'N1 Home and lawn LLC dba N1 Home an Lawn LLC	(#)	1300 Ridenour Blvd, Kennesaw, GA 66203	Administrative and Support Services	Term Loan	Prime plus 6.5%	2/3/2030	12.1	12.1	11.2	—%
A1 Radon Services, LLC	(#)	9980 Dell Road, Eden Prairie, MN 63005	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	1/31/2030	85.9	85.9	67.6	0.02%
Thisaflycloset, LC	(#)	12408 Kingsview St., Bowie, MD 13152	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 6.5%	1/30/2030	12.0	12.0	11.1	—%
Adorable Home Heath Care LLC	(#)	6110 W Capitol Dr, Milwaukee, WI 32801	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/30/2030	40.2	40.2	31.6	0.01%
AA WST LLC	(#)	321 White Dogwood Lane, Ocoee, FL 76022	Nonstore Retailers	Term Loan	Prime plus 2.75%	1/30/2030	21.2	21.2	18.9	0.01%
Spinnaker PSL Inc., Spinnaker Subs- N-Shine& Spinnaker Vero Inc	(#)	6967 Hancock Dr, Port St Lucie, FL 63136	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	1/30/2045	313.3	313.3	315.2	0.10%
Daftarnow Inc dba Venture X Parsippany	(#)	8 Campus Dr. Ste 105, Parsippany, NJ 81631	Real Estate	Term Loan	Prime plus 2.75%	7/30/2030	185.8	185.8	146.9	0.05%
3 Fat Labs Inc. and Energy Conservation Solution Inc.	(#)	2001 S County Road 400 W, Greencastle, IN 62002	Rental and Leasing Services	Term Loan	Prime plus 2.75%	1/30/2045	278.4	278.4	286.5	0.09%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										324,391
Codame Enterprises LLC dba Firehouse Subs	(#)	1547 Main St., Dunedin, FL 11222	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2030	101.2	101.2	79.7	0.02%
Havana Knights LLC	(#)	65 Lindsey Lane, Havana, FL 11241	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/27/2030	37.8	37.8	32.8	0.01%
Amina Financial Solutions LLC dba Expat Tax Solutions	(#)	1433 Chestnut St., Macon, GA 46032	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/24/2030	20.1	20.1	15.8	—%
Affinity Integrated Solutions Inc.	(#)	115 Pomona Dr, Greensboro, NC 11753	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/23/2045	297.0	297.0	305.3	0.09%
Affinity Integrated Solutions Inc	(#)	115 Pomona Dr, Greensboro, NC 63105	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/23/2030	215.3	215.3	169.5	0.05%
Align Sports Management, LLC	(#)	15822 Caminito Cantaras, Del Mar, CA 48309	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	1/22/2030	21.5	21.5	17.1	0.01%
Emmalina LLC	(#)	3602 Rock Bay Dr, Louisville, KY 35406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/21/2030	6.4	6.4	5.8	—%
Motorsport Imagery, Inc	(#)	16362 Cherokee Rd, Brooksville, FL 44221	Apparel Manufacturing	Term Loan	Prime plus 2.75%	1/17/2030	21.5	21.5	18.4	0.01%
Lyon Cubs LLC dba Dayton Valley Learning Center	(#)	357 Dayton Valley Road, Dayton, NV 07033	Social Assistance	Term Loan	Prime plus 2.75%	1/16/2045	166.1	166.1	171.4	0.05%
VetMed LLC	(#)	908 4th Ave, Decatur, AL 63141	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/10/2030	83.7	83.7	65.9	0.02%
Jordi X Kellogg, M.D.,P.C	(#)	9200 SE 91st Ave STE 340, Happy Valley, OR 10013	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/10/2030	59.8	59.8	47.1	0.01%
Luster Custom Homes LLC	(#)	18801 North Thompson Peak Parkway, Ste 240, Scottsdale, AZ 94903	Construction of Buildings	Term Loan	Prime plus 2.75%	1/10/2030	44.2	44.2	34.8	0.01%
CV Flores LLC dba A All Animal Control	(#)	2140 E Southlake Blvd L-503, Southlake, TX 60647	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/9/2030	5.6	5.6	4.6	—%
Global Information Technology, Inc	(#)	1 Cragwood Rd, Ste 101, South Plainfield, NJ 38562	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/31/2029	539.5	539.5	424.8	0.13%
Nick's Country Kitchen, LLC	(#)	3 Flanders Road, Bethlehem, CT 63146	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2044	284.2	284.2	298.5	0.09%
Bearwaters Brewing Company	(#)	101 Park St, Canton, NC 63144	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2044	254.6	254.6	274.6	0.08%
Pecos Entertainment LLC dba State Theater	(#)	421 South Oak St, Pecos, TX 33064	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/31/2029	123.6	123.6	127.7	0.04%
Kwik Stop dba Dilpreet Hundai	(#)	1001 Sacramento Ave, West Sacramento, CA 10023	Gasoline Stations	Term Loan	Prime plus 2.75%	12/30/2044	239.2	239.2	244.4	0.08%
Jauchem & Meeh Inc.dba Gregory Meeh Design;Jermy Chernick Design;J&M S	(#)	524 Sackett St., Brooklyn, NY 10065	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/30/2029	261.4	261.4	237.9	0.07%
VIP Construction Group Inc.	(#)	3332 W Mulberry Dr, Mequon, WI 63134	Construction of Buildings	Term Loan	Prime plus 2.75%	12/30/2029	59.4	59.4	61.3	0.02%
Spinnaker Vero Inc.	(#)	983 12th St., Vero Beach, FL 18504	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/30/2044	778.4	778.4	773.4	0.24%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										324,391
Kiddie Garden Child Development Center, LLC	(#)	2809 W. Atkinson Ave, Milwaukee, WI 30102	Social Assistance	Term Loan	Prime plus 2.75%	12/30/2044	42.5	42.5	45.8	0.01%
Destination Hope, Inc. and The Academy for Addiction Professionals, In	(#)	6555 NW 9th Ave, Fort Lauderdale, FL 60476	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2044	371.2	371.2	382.4	0.12%
Destination Hope, Inc, TrilogyTreatment & Wellness Center, Inc, The Ac	(#)	6555 NW 9th Ave, Fort Lauderdale, FL 10006	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2029	345.6	345.6	276.8	0.09%
Larry J. Frick dba L & S Trucking	(#)	157571 E Wausau Ave, Wausau, WI 63026	Truck Transportation	Term Loan	Prime plus 2.75%	12/30/2029	47.1	47.1	40.7	0.01%
Home Decor Liquidators, LLC dba Home Decor Outlets;Home Decor Mattress	(#)	8780 Pershall Rd, Hazelwood, MO 93023	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2029	939.0	939.0	776.6	0.24%
Vance Ewing LLC	(#)	22940 Harlan Ln, St. Robert, MO 11968	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/30/2029	106.9	106.9	110.3	0.03%
Mankamana Holdings, LLc dba Perfect Brow Art, Mankamana Holdings, LLC	(#)	7302 Kirby Ave, Lubbock, TX 63033	Gasoline Stations	Term Loan	Prime plus 2.75%	12/27/2029	130.7	130.7	118.5	0.04%
Irony LLC dba Mulberry’s Garment Care	(#)	2579 Fairview Ave North, Roseville, MN 63134	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/27/2029	991.1	991.1	787.4	0.24%
QXC Communications, Inc	(#)	4541 N Dixie Hwy, Boca Raton, FL 94063	Telecommunications	Term Loan	Prime plus 2.75%	12/27/2029	499.1	499.1	392.2	0.12%
Tatoo Tony's Under My Skin LLC	(#)	73 Memorial Parkway, Atlantic Highlands, NJ 33463	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/27/2044	98.8	98.8	111.2	0.03%
Pro-Tek Pest Control, Inc, Pro-Tek Nurseries, LLC, Pro-Tek Irrigation	(#)	8712 60th Terrace South, Lake Worth, FL 97008	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	177.1	177.1	148.6	0.05%
American Landscaping Company and Ground Effects Landscaping, LLC	(#)	6151 A St., Anchorage, AK 84058	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	639.2	639.2	700.8	0.22%
American Landscaping Company	(#)	6151 S St., Anchorage, AK 83687	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	308.0	308.0	290.9	0.09%
313 Air Duct LLC Dba Jouny Cleaning Services, M & J Restoration Emerge	(#)	25150 W Warren Ave., Dearborn Heights, MI 84058	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	247.1	247.1	261.8	0.08%
313 Air Duck LLC dba Jouny Cleaning Services, M & J Restoration Emerge	(#)	25150 W Warren Ave., Dearborn Heights, MI 98001	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	154.0	154.0	132.9	0.04%
Watearth Inc	(#)	3371 Glendale Blvd Ste 208, Los Angeles, CA 63105	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2029	44.4	44.4	34.9	0.01%
Protek Pest Control, Inc. Pro-tek Nurseries LLC, Pro-Tek Irrigation	(#)	8712 60TH TER South, Lake Worth, FL 80112	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	140.9	140.9	154.6	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										324,391
A Family Member Homecare Group Inc, A Family Member Homecare Holdings,	(#)	11788 Sample Road, Coral Springs, FL 84058	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2044	117.4	117.4	120.5	0.04%
K&S Hardware LLC dba Gopher Ace	(#)	1865 Wayzata Blvd, Long Lake, MN 08028	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2029	59.4	59.4	55.7	0.02%
Icebox Cafe L.C. and Icebox Pantry, LLC	(#)	219 NE 3rd St., Hallendale Beach, FL 10018	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/26/2030	421.6	421.6	354.1	0.11%
Bhatti LLC 2, Bhatti LLC	(#)	1451 Coral Ridge Ave, Coralville, IA 63147	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/26/2029	107.0	107.0	87.1	0.03%
Ink! Coffee Company	(#)	2851 Larimer St., Denver, CO 63026	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2029	489.8	489.8	384.9	0.12%
Synergistic-Designs, LLC	(#)	493 Wilson Mill Road, New Wilmington, PA 10016	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/24/2029	7.1	7.1	5.6	—%
Richwood Enterprises, LLC, Richwood Transport LLC, Richwood Transport	(#)	2564 Branch St., Middleton, WI 63132	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/24/2029	335.3	335.3	291.4	0.09%
Aitheras Aviation Group, LLC and International Aviation Sales, Ltd.	(#)	2301 N Marginal Rd, Cleveland, OH 10024	Air Transportation	Term Loan	Prime plus 2.75%	12/23/2029	501.5	501.5	418.1	0.13%
Food Civilization Services LLC and 1701 W 15th St LLC	(#)	512 E 11th St., Houston, TX 48507	Real Estate	Term Loan	Prime plus 2.75%	12/23/2044	148.3	148.3	165.2	0.05%
512 E 11th Street LLC and Big Brand Management Ltd. Co.	(#)	512 E 11th St, Houston, TX 14203	Real Estate	Term Loan	Prime plus 2.75%	12/23/2044	329.9	329.9	358.5	0.11%
The Lamkin Group LLC and National Championship Enterprises LLC	(#)	901 Lily Creek Road, Ste 102, Louisville, KY 11788	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/23/2029	634.6	634.6	499.6	0.15%
Shaddai Aesthetics Inc	(#)	706 W. 34th St., Austin, TX 33063	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2029	18.0	18.0	14.1	—%
Romain Tower Inc.	(#)	215 S Persimmon St, Tomball, TX 07410	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2044	888.1	888.1	876.3	0.27%
Chris Farley DVM PA. dba Farley Veterinary Clinic	(#)	6487 Taft St., Hollywood, FL 33463	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2029	12.8	12.8	13.2	—%
Freedom Enterprises, Inc	(#)	2431 14th Ave SE, Watertown, SD 75074	Truck Transportation	Term Loan	Prime plus 2.75%	12/20/2029	309.2	309.2	256.0	0.08%
Macon Arts Center LLC	(#)	4570 Pio Nono Ave, Macon, GA 10312	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/20/2044	617.8	617.8	670.2	0.21%
Freedom Enterprises, Inc - New RE company to be formed	(#)	2431 14th Ave SE, Watertown, SD 32413	Truck Transportation	Term Loan	Prime plus 2.75%	12/20/2044	205.4	205.4	220.9	0.07%
La Tradicion Cubana Inc	(#)	1336 SW 8th St., Miami, FL 94041	Miscellaneous Store Retailers	Term Loan	Prime plus 6.5%	12/20/2029	12.0	12.0	11.0	—%
ACC International LLC	(#)	200 N Furnace St, Birdsboro, PA 10036	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2044	318.8	318.8	319.4	0.10%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										324,391
Kuros, LLC	(#)	21221 Baron Lake Dr, Cedaredge, CO 32204	Accommodation	Term Loan	Prime plus 2.75%	12/19/2044	392.9	392.9	441.6	0.14%
MBK IT Services Inc.	(#)	626 Trailwood Ct., Garland, TX 10304	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/19/2029	20.5	20.5	21.2	0.01%
Kuros, LLC	(#)	21221 Baron Lake Dr, Cedaredge, CO 60473	Accommodation	Term Loan	Prime plus 2.75%	11/19/2045	43.8	43.8	49.5	0.02%
United Capital Group LLC	(#)	23022 La Cadena Dr, Laguna Hills, CA 81004	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/19/2029	306.1	306.1	257.7	0.08%
GDIM Enterprises Inc dba AAMCO	(#)	1657 Whiskey Rd., Aiken, SC 33018	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/19/2029	18.5	18.5	16.4	0.01%
RWBB LLC	(#)	4120 7th Ave, Kenosha, WI 18104	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2029	15.8	15.8	13.7	—%
New Casa Technologies, LLC	(#)	7928 S 70th Lane, Laveen, AZ 94108	Truck Transportation	Term Loan	Prime plus 2.75%	12/19/2029	7.7	7.7	6.2	—%
Nebulos, LLC	(#)	5428 Twilight Way, Parker, CO 11201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2029	59.4	59.4	53.4	0.02%
Premier Gaming Solutions Inc	(#)	17 South Grand Ave, Pasadena, CA 11701	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2029	10.7	10.7	11.0	—%
Skyfall LLC dba EZ Self Storage	(#)	2705 US Hwy 45 North, Henderson, TN 07960	Real Estate	Term Loan	Prime plus 2.75%	12/18/2044	144.6	144.6	162.5	0.05%
The Burlington Academy of Learning LLC	(#)	10 Covey Rd, Burlington, CT 10006	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2029	47.5	47.5	49.0	0.02%
Sago Technologies Inc. dba Jak Ecig	(#)	785 Woodfern Dr, Hampshire, IL 22304	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2029	223.4	223.4	230.5	0.07%
HADD Corp	(#)	364 Rugby Road, Cedarhurst, NY 18106	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/17/2029	12.0	12.0	11.0	—%
Signco America LP & Sparkle corporation Inc.	(#)	7938 Wright Rd, Houston, TX 18901	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/16/2044	1,235.7	1,235.7	1,388.7	0.43%
J and K Project Management Consultants LLC	(#)	350 Mc Donnell St, Lewisville, TX 60563	Construction of Buildings	Term Loan	Prime plus 2.75%	12/16/2044	309.8	309.8	345.7	0.11%
J and K Project Management Consultants dba A. C. T. Construction	(#)	350 Mc Donnell St, Lewisville, TX 63026	Construction of Buildings	Term Loan	Prime plus 2.75%	12/16/2029	197.5	197.5	201.7	0.06%
Farain Saremi dba USA Produce	(#)	461 G St., Los Banos, CA 63376	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/16/2044	469.5	469.5	496.3	0.15%
Dr Steven J Seidel	(#)	42 Campeau Place, Bergenfield, NJ 10019	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2029	77.2	77.2	60.9	0.02%
Nulane Entertainment LLC	(#)	4100 W. Alameda Ave # 300, Burbank, CA 10591	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2029	7.1	7.1	5.6	—%
Math Enrichment, LLC	(#)	1009 E Capitol Expressway, San Jose, CA 32168	Educational Services	Term Loan	Prime plus 2.75%	12/13/2029	190.1	190.1	149.4	0.05%
Jen Macias LLC dba Duende	(#)	2301 NW Thurman St., Portland, OR 19087	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2029	7.7	7.7	6.1	—%
The Crane Guys, LLC	(#)	14480 Alondra Blvd, La Mirada, CA 06032	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2029	1,186.7	1,186.7	1,035.2	0.32%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										324,391
Essex Indoor Golf Center LLC	(#)	23 Saybrook Road, Essex, CT 07034	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/13/2029	74.9	74.9	64.9	0.02%
The Floor Covering Warehouse, Inc	(#)	112 Orchard St., Stamford, CT 27407	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/13/2044	237.2	237.2	266.6	0.08%
WURA LLC dba Dickey's Barbecue Pit	(#)	4325 E. University Dr, Ste 40, Prosper, TX 92618	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2029	86.3	86.3	70.8	0.02%
Belle Properties Northwest, Inc.	(#)	223 Ave B, Snohomish, WA 75219	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/12/2044	129.7	129.7	139.2	0.04%
Abylex, Inc and Worpex LLC	(#)	7473 Reese Rd #2, Sacramento, CA 63026	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2044	93.9	93.9	83.3	0.03%
Joyner5, Inc.dba British Swim School	(#)	1000 Settlers Landing Court, Wake Forest, NC 86351	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/12/2029	21.4	21.4	16.8	0.01%
Stockton TRI Industries, LLC	(#)	2141 E Anderson St, Stockton, CA 92555	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/12/2044	1,094.9	1,094.9	1,163.8	0.36%
Professional Plumbing Services of Nela, LLC	(#)	99 Plum St, West Monroe, LA 49548	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2029	17.1	17.1	16.2	—%
CCD Construction Services LLC dba Clearwater Outdoor Design, CCD Exca	(#)	175 W Borgfeld Dr, San Antonio, TX 10005	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2044	111.2	111.2	117.3	0.04%
Vaughn Chiropractic, PLLC dba Catalyst Chiropractic and Rehab	(#)	10904 Baltimore St NE, Blaine, MN 63117	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2029	39.5	39.5	31.1	0.01%
Chambers Funeral Home & Crematorium PA & Riverdale Park Crematory, LLC	(#)	5801 Cleveland Ave, Riverdale, MD 07090	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/11/2044	296.6	296.6	333.3	0.10%
Ciel Du Mel LLC dba Lala's Creamery	(#)	134 Petaluma Blvd North, Petalumaca, CA 15206	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/10/2029	15.7	15.7	13.1	—%
Helping Hands Group Daycare dba Dawn to Dusk Learning and Child Care L	(#)	10 Tremont Road, Tremont, PA 90010	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2044	38.5	38.5	41.2	0.01%
SLCP Transport, LLC dba Aamco	(#)	1407 Lomaland Dr, El Paso, TX 92037	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2029	59.4	59.4	53.4	0.02%
Elita 7, LLC and Behavioral Nutrition Inc.	(#)	16 Marble St., Worchester, MA 11205	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/9/2029	285.1	285.1	263.2	0.08%
DB Talak LLC	(#)	2018 SE 6th Ave, Portland, OR 95828	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/6/2044	151.8	151.8	170.6	0.05%
Scott's Hardware, Inc., dba Medford Inc	(#)	200 Tuckerton Road, Medford, NJ 63141	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 6.5%	12/6/2029	12.0	12.0	11.0	—%
Bay Area Metal Fabricarion LLC	(#)	510 -512 Stone Road, Benicia, CA 02118	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/6/2029	130.0	130.0	111.9	0.03%
The Stout Group LLC	(#)	10850 NW 138th St, Hialeah Gardens, FL 62002	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/6/2029	228.2	228.2	194.9	0.06%
Glen Lamb dba Lambs Tree And Plant Health Care	(#)	413 Pond Meadow Road, Westbrook, CT 63125	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/6/2029	17.8	17.8	15.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										324,391
Ohanyan LLC dba Nestle Toll House Caf'e By Chip	(#)	14006 Riverside Dr, Store No. 9270, Sherman Oaks, CA 27606	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/6/2029	40.3	40.3	34.6	0.01%
Wolf Pack, LLC	(#)	939 South 25th East, Ste. 115, Ammon, ID 90066	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	3/6/2030	216.2	216.2	181.9	0.06%
Natalie Enterprise Inc	(#)	2500 Grand Ave, Billings, MT 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/6/2029	19.3	19.3	19.9	0.01%
Mazhar Family, Inc dba Edible Arrangements	(#)	601 Portion Road, Store #17, Lake Ronkonkoma, NY 63141	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/6/2029	64.2	64.2	51.2	0.02%
Eagle Eye Truck Lines LLC and Eagle Eye Logistics LLC	(#)	560 56th St SW, Grand Rapids, MI 11235	Truck Transportation	Term Loan	Prime plus 2.75%	12/6/2029	1,045.7	1,045.7	841.2	0.26%
Used Tire Express 1, Corp	(#)	437 N. Battlefield, Chesapeake, VA 10016	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/5/2029	82.0	82.0	68.4	0.02%
Standard Capital Corp	(#)	2377 Wessington Dr, Virginia Beach, VA 28716	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	12/5/2029	12.0	12.0	11.0	—%
Clearwater Engineering Inc	(#)	301 N River St., Derby, KS 06905	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/5/2029	560.9	560.9	482.1	0.15%
Hook Line and Schooner Vinings LLC	(#)	400 West Village Way #3009, Smyrna, GA 11717	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/4/2029	21.4	21.4	18.7	0.01%
Soto Injury Law Firm, PA and My Attorney Inc	(#)	2050 Capital Circle NE Ste B, Tallahassee, FL 11101	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/3/2029	59.3	59.3	46.7	0.01%
Mega Sales Detergent Distributor, LLC	(#,^)	1 Ackerman Ave, Clifton, NJ 75074	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/29/2029	47.2	47.2	37.1	0.01%
Loading Arms Plus Inc	(#)	5401 Mitchelldale St., Ste B4, Houston, TX 98296	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2029	74.9	74.9	60.3	0.02%
Behind the Scenes Chicago, LLC dba Paramount Events	(#)	1750 W Lake St., Chicago, IL 92782	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2029	439.0	439.0	370.4	0.11%
Alice's Tea Cup, ATC !! LLC and ATC 111, LLC	(#)	102 W 73rd St., New York, NY 19460	Food Manufacturing	Term Loan	Prime plus 2.75%	11/27/2029	257.3	257.3	206.8	0.06%
Keith E Burks dba 3B's Chalk It Up	(#)	22540 Foothill Blvd, Hayward, CA 28134	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/27/2029	12.8	12.8	11.9	—%
Codorado, Inc. dba Dentalmart	(#,^)	10 Glorieta Road, Sante Fe, NM 20151	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/27/2029	9.9	9.9	7.8	—%
American Bio Source, LLC dba Dieselgreen Fuels	(#)	2522 N Hwy 287, Decatur, TX 80918	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	11/27/2029	54.1	54.1	55.8	0.02%
Haversack Holdings LLC	(#)	101 S Tryon St., Charlotte, NC 06610	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2029	118.1	118.1	92.8	0.03%
Roots'n Shoots, LLC	(#)	86 Boston Rd, Chelmsford, MA 91605	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/27/2029	10.1	10.1	7.9	—%
Kanti Group Inc, Marina 84 Sport Bar & Grill LLC and Pub 52 Sports	(#)	2440 Wesr State Rd 84, Fort Lauderdale, FL 98296	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2029	142.6	142.6	114.4	0.04%
Ford Custom Renovation LLC	(#,^)	405 Broadway St., Muncy, PA 75225	Construction of Buildings	Term Loan	Prime plus 2.75%	11/26/2029	7.8	7.8	6.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										324,391
Ultra Flow Dispense, LLC	(#)	820 Prospect Hill Road, Windsor, CT 59875	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/26/2029	96.8	96.8	76.9	0.02%
ADPM Inc.	(#,^)	77 Main St, Amesbury, MA 95348	Real Estate	Term Loan	Prime plus 2.75%	11/26/2029	44.9	44.9	35.3	0.01%
Fullmer's Landscaping, Inc.	(#)	9547 W Third St., Dayton, OH 70380	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/26/2029	184.1	184.1	153.5	0.05%
B.S Carrier LLC and United Truck & Trailer Repair LLC	(#)	3716 Garman Road, Salem, VA 48603	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2029	223.2	223.2	210.2	0.06%
Hurricane Group, Inc.dba Crate Club Group	(#)	101 San Patricio Ave, Ste 860, Guaynabo, PR 60018	Other Information Services	Term Loan	Prime plus 2.75%	11/25/2029	47.2	47.2	37.1	0.01%
S&C Cookies, Inc	(#,^)	1969 Jericho Turnpike, East Northport, NY 04841	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/22/2029	53.1	53.1	41.9	0.01%
A&N Design Studios Inc dba Door3 Business Application	(#)	22 Cortlandt St., New York, NY 77433	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2029	115.7	115.7	98.4	0.03%
Cum Laude Enterprises, LLC	(#)	15218 Penn Hills Lane, Houston, TX 33016	Nonstore Retailers	Term Loan	Prime plus 2.75%	11/22/2029	18.1	18.1	16.4	0.01%
Best Choice Meats, Inc,	(#,^)	12646 S Springfield Ave, Alsip, IL 21146	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/22/2044	1,327.6	1,327.6	1,418.2	0.44%
ZUMI LLC dba Allstate Insurance	(#,^)	1537 W 79th St, Chicago, IL 16353	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/22/2029	11.3	11.3	11.5	—%
Peanut Butter & Co Inc	(#,^)	119 West 57th St., Ste 300, New York, NY 75207	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/22/2029	177.1	177.1	139.2	0.04%
Place Vendome Holding Co. Inc.dba R&F Marketing	(#)	308 Glenwood Road, Swainsboro, GA 44904	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/22/2044	429.2	429.2	402.7	0.12%
Place Vendome Holding Co Inc.dba R&F Marketing	(#)	610 East Main St., Swainsboro, GA 72032	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/22/2029	223.2	223.2	200.5	0.06%
Weeping Willow Kennel Inc	(#,^)	6041 Hammond School Road, Salisbury, MD 30189	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2029	4.3	4.3	4.4	—%
Coral Springs Family Wellness LLC	(#)	2902 North University Dr, Coral Springs, FL 31554	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2030	118.3	118.3	94.2	0.03%
Semplice Cafe LLC	(#,^)	209 N Main St., Breckenridge, CO 63104	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2029	17.0	17.0	13.8	—%
The Rollin' Trapp LLC	(#,^)	1731 Prevatt Rd, Dothan, AL 95691	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2029	7.5	7.5	6.6	—%
Pen's Electric Company	(#)	504 Fairfax Ave, Nashville, TN 34655	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	11/21/2029	11.9	11.9	10.9	—%
Cobb Roofing LLC	(#,^)	8101 NW 10th St, Oklahoma City, OK 77041	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2029	50.7	50.7	39.8	0.01%
AMH Construction, Inc.	(#,^)	30 South Ivey Lane, Orlando, FL 95113	Construction of Buildings	Term Loan	Prime plus 2.75%	11/20/2044	271.5	271.5	292.0	0.09%
AMH Construction, Inc.	(#,^)	30 South Ivey Lane, Orlando, FL 97015	Construction of Buildings	Term Loan	Prime plus 2.75%	11/20/2029	70.9	70.9	67.0	0.02%
Cable Management LLC	(#,^)	290 Pratt St., Meriden, CT 07885	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/20/2029	129.9	129.9	110.7	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										324,391
AD Learning Group, LLC dba The Learning Experience & AD Learning NH LL	(#,^)	181 Shunpike Road, Cromwell, CT 33014	Social Assistance	Term Loan	Prime plus 2.75%	11/18/2029	129.9	129.9	102.0	0.03%
Ryan & Selena LLC dba Head of the Class Learning Center	(#,^)	1836 Kathleen Road, Lakeland, FL 46236	Social Assistance	Term Loan	Prime plus 2.75%	11/18/2044	439.8	439.8	461.2	0.14%
Lindsley Excavating LLC	(#,^)	92 Town Line Road, Fulton, NY 38116	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/15/2029	181.9	181.9	167.1	0.05%
MToxins Venom Lab LLC	(#,^)	717 Oregon St., Oshkosh, WI 33122	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/15/2044	100.0	100.0	101.7	0.03%
Champions Of Diversity Media Inc dba Champions of Diversity: Politics	(#,^)	5100 Transamerica Dr, Columbus, OH 95667	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/15/2044	71.6	71.6	77.6	0.02%
SSH Princeton LLC dba Stumpy's Hatchet House of Princeton	(#)	745 Alexander Road, Ste 1-3, Princeton, NJ 01752	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/15/2030	87.6	87.6	69.0	0.02%
Winning Sales Plan Inc	(#,^)	17811 Fairhaven Gateway, Cypress, TX 02852	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/14/2029	47.2	47.2	48.7	0.02%
Bucklin Sumner & Associates LLC dba Bucklin Sumner & Associates LLC	(#)	650 NE Holladay St. Ste 1600, Portland, OR 77008	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 6.5%	11/14/2029	11.9	11.9	10.9	—%
Ninth Avenue, LLC	(#)	Empire Mall, 5000 W Empire Place, Room 916, Sioux Falls, SD 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/14/2030	59.8	59.8	49.2	0.02%
Sean McNamara	(#)	5639 Wood Lane, Allentown, PA 89502	Nonstore Retailers	Term Loan	Prime plus 6.5%	11/14/2029	11.9	11.9	10.9	—%
Rockin Robin Music Lessons LLC	(#,^)	9029 Hwy 6, Ste 160, Missouri City, TX 94303	Educational Services	Term Loan	Prime plus 2.75%	11/14/2029	8.8	8.8	6.9	—%
The Pinnacle Development Group Inc dba The Goddard School	(#)	105 Springside Dr, Akron, OH 12937	Social Assistance	Term Loan	Prime plus 6.5%	11/14/2029	11.9	11.9	10.9	—%
HH Wireless Connect LLC	(#,^)	48267 Deer Trail Dr, Canton, MI 05452	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	11/12/2029	7.8	7.8	6.1	—%
SSD Designs LLC	(#,^)	486 Vance St, Forest City, NC 32778	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	1/12/2030	332.9	332.9	293.7	0.09%
NJ Floats, Inc	(#)	327 Route 202/206, Bedminster Township, NJ 91730	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	12/12/2045	102.1	102.1	115.3	0.04%
Adrienne's Gourmet Foods, Imagine Baking, Inc	(#,^)	1034 Hancock St., Sandusky, OH 94553	Food Manufacturing	Term Loan	Prime plus 2.75%	11/12/2029	500.1	500.1	475.0	0.15%
James Richard Farkas Jr. dba Lil Black Bear Inn	(#,^)	8072 State Road 46 East, Nashville, TN 75001	Accommodation	Term Loan	Prime plus 2.75%	11/12/2044	107.9	107.9	110.9	0.03%
Ameen Enterprises, LLC dba Bargain Town	(#,^)	1111 E Washington St, Stephenville, TX 28403	Gasoline Stations	Term Loan	Prime plus 2.75%	11/12/2029	118.1	118.1	117.9	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										324,391
Steven French dba French Woodworking	(#,^)	1101 Horizon Dr Ste 101, Fairfield, CA 60165	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/12/2044	61.7	61.7	69.3	0.02%
Potomac Nail Spa Corporation	(#,^)	14901 Potomac Town Place,, Woodbridge, VA 80542	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/12/2029	49.2	49.2	39.0	0.01%
Adrienne's Gourmet Foods, Imagine Baking Inc	(#,^)	1034 Hancock St., Sandusky, OH 77087	Food Manufacturing	Term Loan	Prime plus 2.75%	11/12/2044	401.0	401.0	450.7	0.14%
Two Roses Salon 1, Inc.dba National Fluid Power Institute and NFPI	(#,^)	908 S Jefferson St., Amarillo, TX 34994	Educational Services	Term Loan	Prime plus 2.75%	11/12/2029	373.2	373.2	326.4	0.10%
Integrated Vascular Services LLC	(#,^)	1452 Franklin Ave, Salem, OR 48154	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/8/2029	75.6	75.6	60.0	0.02%
Airbar Inc	(#,^)	5 N Station Plaza, Great Neck, NY 23188	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/8/2029	20.4	20.4	16.1	—%
East River Plumbing, LLC	(#,^)	997 E Loop, Priest River, ID 95133	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/8/2044	49.4	49.4	53.0	0.02%

Link Recreational, Inc	(#,^)	304 Business Hwy 53, Minong, WI 32221	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/7/2044	388.7	388.7	422.0	0.13%
Link Recreational, Inc	(#,^)	304 Business Hwy 53, Minong, WI 11021	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/7/2029	809.0	809.0	650.0	0.20%
WE MAKE DIFFERENCES, LLC	(#,^)	1380 Main St., Waltham, MA 77355	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/7/2029	6.0	6.0	5.7	—%
Lake Pontchartrain Properties, LLC	(#,^)	6001-6201 France Road, New Orleans, LA 32955	Accommodation	Term Loan	Prime plus 2.75%	11/7/2044	1,135.6	1,135.6	1,276.2	0.39%
Dear Valley Sports Shop LLC	(#)	507 Bamboo Road, Boone, NC 32940	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 6.5%	11/7/2029	12.0	12.0	11.0	—%
21 Air, LLC, 21 Cargo Inc, JW Aviation LLC, Freighter 27044 LLC	(#,^)	3650 NW 82 Ave, Doral, FL 78219	Air Transportation	Term Loan	Prime plus 2.75%	11/6/2029	968.5	968.5	761.0	0.23%
Sunburst Trout Farm, LLC	(#,^)	314 Industrial Park Dr, Waynesville, NC 34952	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	10/31/2044	229.2	229.2	253.4	0.08%
C&P Trading and Sales Inc	(#,^)	950 Peninsula Corporate Circle Ste 3010, Boca Raton, FL 34761	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/31/2029	234.6	234.6	184.6	0.06%
11900 Marshfield Station Inc	(#,^)	11900 S Marshfield Ave, Calumet Park, IL 20166	Gasoline Stations	Term Loan	Prime plus 2.75%	10/31/2044	1,234.1	1,234.1	1,339.5	0.41%
Guru Kirpa, Inc	(#,^)	3006 New Castle Ave, New Castle, DE 53216	Gasoline Stations	Term Loan	Prime plus 2.75%	10/31/2044	192.8	192.8	197.6	0.06%
Jessie's Radiator and Automotive	(#,^)	1777 N Ventura Ave, Ventura, CA 64075	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2029	14.9	14.9	13.4	—%
ABC Sandblasting, LLC	(#,^)	14029 56th St. NW, Williston, ND 34698	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2029	230.1	230.1	188.0	0.06%
Fave Realty, Inc.	(#,^)	217-84 Hempstead Ave, Jamaica, NY 55347	Real Estate	Term Loan	Prime plus 2.75%	10/31/2044	115.4	115.4	129.7	0.04%
Kerzner Contracting Corp	(#,^)	1620 Ocean Ave, Bohemia, NY 30152	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2029	105.6	105.6	83.1	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Dub Industries LLC	(#,^)	4112 Veiled Falls Dr, Pflugerville, TX 46135	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/31/2029	66.7	66.7	60.7	0.02%
L& F Gullo Service Corp	(#,^)	520 Main St, Westbury, NY 07054	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/31/2029	164.3	164.3	129.1	0.04%
The Committed Pig LLC	(#,^)	28 West Park Place, Morristown, NJ 32714	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2029	261.7	261.7	270.0	0.08%
D & H Construction Services, Inc.	(#,^)	711 Hospital St., Richmond, VA 20721	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2029	131.5	131.5	110.1	0.03%
Automotive Solutions, LLC	(#,^)	1910 W. Dupont Road, Fort Wayne, IN 27402	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2044	293.7	293.7	313.3	0.10%
Sunburst Trout Farm, LLC	(#,^)	314 Industrial Park Dr, Waynesville, NC 30531	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	10/31/2029	63.4	63.4	65.4	0.02%
Automotive Standard, LLC	(#,^)	4028 Coldwater Road, Fort Wayne, IN 19465	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2044	135.7	135.7	146.3	0.05%
MJ Group, Inc	(#,^)	26691 Loma Verde, Mission Viejo, CA 31201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2029	20.1	20.1	16.0	—%
Maine Service Corp	(#,^)	59-24 55th St., Maspeth, NY 14622	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/31/2029	117.4	117.4	121.1	0.04%
Mariscos El Oceano, Inc.	(#,^)	5960 S Archer Ave, Chicago, IL 32333	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2044	123.3	123.3	135.4	0.04%
BGB Leasing Inc and BGB Leasing Co.	(#,^)	50 Industrial Park Rd, Princeton, KY 34601	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2029	1,089.2	1,089.2	951.0	0.29%
Paul Wintner dba P & R Props	(#,^)	23901 Calabasas Road, Calabasas, CA 89403	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/30/2029	52.8	52.8	41.5	0.01%
Blue Agave & Brothers, LLC dba Blue Apachie Mexican Restaurant and Blu	(#,^)	905 Savoy Road, Youngsville, LA 27407	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/30/2029	82.2	82.2	66.1	0.02%
BGB Leasing Co.	(#,^)	50 Industrial Park Road, Princeton, KY 92014	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2044	88.8	88.8	99.8	0.03%
Lightning Strike Distributing, LLC dba Jedidiah's Jerky & Gournet Snac	(#,^)	9912 Arizona Dr, Mohave Valley, AZ 40245	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/30/2029	61.0	61.0	49.3	0.02%
Plastic Depot, Inc	(#,^)	363 East Alondra Blvd, Gardena, CA 85255	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/30/2029	148.6	148.6	117.0	0.04%
OWL Inc,	(#,^)	5300 S Orange Blossom Trail, Orlando, FL 35601	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	10/28/2029	199.5	199.5	156.8	0.05%
Corple Enterprises, Inc	(#,^)	17887 US-380, Ponder, TX 07080	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/28/2029	147.2	147.2	143.3	0.04%
Proximo Consulting Services Inc	(#,^)	2500 Plaza 5, Jersey City, NJ 97086	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/28/2029	70.4	70.4	55.3	0.02%
Perisseia Physicians LLC	(#,^)	1644 Lebanon Road, Lawrenceville, GA 28716	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/28/2044	394.5	394.5	401.2	0.12%
Marnon Vending LLC dba Naturals 2 Go San Antonio	(#,^)	6713 Biscay Hbr, San Antonio, TX 76092	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/28/2029	7.5	7.5	6.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Landmark Ventures USA, Inc	(#,^)	475 Park Ave S, 25th Floor, New York, NY 54403	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	10/25/2029	98.6	98.6	77.5	0.02%
iLoka Inc. dba NewCloud Networks	(#,^)	160 Inverness Dr W, Ste 150, Englewood, CO 32960	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	10/25/2029	93.9	93.9	96.9	0.03%
Four Ace Electrical Services Corporation	(#,^)	3723 Far Niente Way, Sacramento, CA 63042	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/25/2029	11.3	11.3	9.0	—%
Diamond Solutions LLC	(#,^)	8321 E Gelding Dr, Scottsdale, AZ 33309	Machinery Manufacturing	Term Loan	Prime plus 2.75%	10/25/2029	12.0	12.0	9.4	—%
IV Purpose Inc	(#)	1489 Fulton St., Brooklyn, NY 79772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/25/2029	36.3	36.3	30.4	0.01%
Jbang LLC, WM Bang LLC, Bang Investments LLC	(#)	125 Westchester Ave, White Plains, NY 06751	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2029	69.7	69.7	67.9	0.02%
Sultan's Palace L.L.C.	(#,^)	8125 West Sahara Ave, Ste 300, Las Vegas, NV 53209	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2029	19.8	19.8	16.7	0.01%
Fimac Inc dba American Educational Services	(#,^)	26300 La Alameda, Ste 200, Mission Viejo, CA 65584	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/23/2029	21.1	21.1	16.9	0.01%
James Clark and Company, Inc.	(#)	8885 Haven Ave, Ste 120, Rancho Cucamonga, CA 53092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	10/22/2029	11.9	11.9	10.9	—%
Pyle Garage Doors OKC, INC dba Precision Door Service OKC	(#,^)	8860 S Sunnylane Road, Oklahoma City, OK 95605	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/22/2029	14.1	14.1	11.1	—%
Todd's Car Wash, LLC	(#,^)	5505 Johnston St., Lafayette, LA 33309	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2044	339.0	339.0	381.0	0.12%
Roughcut LLC	(#,^)	41540 National Rd, Belmont, OH 48127	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/17/2029	442.5	442.5	456.5	0.14%
UNIQUE PAVER INSTALLATIONS, INC.	(#,^)	4930 Mars Hill Road, Bogart, GA 48127	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/17/2029	21.1	21.1	17.9	0.01%
Owens Family and Cosmetic Dentistry PLLC	(#,^)	403 E College St., Pulaski, TN 99518	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/17/2029	255.0	255.0	211.9	0.07%
Pine Mountain Residential LLC	(#)	10240 Cosmopolitan Circle, Parker, CO 33467	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	10/16/2029	11.9	11.9	10.9	—%
Powerlift Dumbwaiters, Inc	(#)	2444 Georgia Slide Road, Georgetown, CA 33467	Machinery Manufacturing	Term Loan	Prime plus 6.5%	10/16/2029	11.7	11.7	10.7	—%
The Cow Harbor Beer Company LLC dba Sand City Brewing Co.	(#)	19 Scudder Ave, Northport, NY 79424	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	10/1/2030	270.1	270.1	228.9	0.07%
Glenda D Brewer dba Bargain Store	(#)	107 Tabernacle Church Road, Candor, NC 33431	General Merchandise Stores	Term Loan	Prime plus 6.5%	10/11/2029	11.9	11.9	10.9	—%
S&D Beauty Spa Inc dba Elite Nails, dba Bella's Nails &dba Onyx Nail b	(#,^)	5604 Slide Road, Lubbock, TX 55356	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/11/2029	146.7	146.7	118.3	0.04%
Q2 Ventures, LLC	(#,^)	2805 W Arimo Road, Arimo, ID 07716	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/8/2029	166.7	166.7	162.8	0.05%
Paketo LLC dba West Loop UPS Store	(#,^)	623 W Lake St., Chicago, IL 90039	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/4/2029	15.5	15.5	12.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

MVE, Inc dba Mid-Valley Engineering	(#,^)	1117 L St., Modesto, CA 33135	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/30/2029	1,156.8	1,156.8	957.7	0.30%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St., Gainesville, FL 77008	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2044	177.3	177.3	189.3	0.06%
Meldi Maa, Inc dba The River Complex	(#,^)	74 S Main St., Woonsocket, RI 53562	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2044	416.7	416.7	452.2	0.14%
Atlantic Pacific Hospitality Solutions Inc dba North Beach Bistro	(#,^)	725 Atlantic Blvd, Atlantic Beach, FL 57201	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	8.8	8.8	6.9	—%
SPIRE Manufacturing Solutions LLC	(#,^)	1440 Newport Road, Colorado Springs, CO 80205	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2044	1,001.0	1,001.0	1,124.9	0.35%
In Power Motors, LLC, In-Power Motors II LLC, In-Power Motors III LLC	(#,^)	2301 W. Buckeye Road, Phoenix, AZ 33024	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2044	615.5	615.5	629.4	0.19%
International Protection Group, LLC	(#,^)	481 8th Ave Ste 1130, New York, NY 16142	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/30/2029	77.0	77.0	73.0	0.02%
AV Strategy, Inc	(#,^)	9468 American Eagle Way Ste 100, Orlando, FL 52241	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/30/2029	242.6	242.6	212.7	0.07%
Joseph P Fusco DDS PC	(#,^)	77 N Centre Ave, Rockville Centre, NY 77008	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2029	61.8	61.8	48.7	0.02%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St., Gainsville, FL 55113	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2029	175.8	175.8	139.0	0.04%
Heart and Vascular Associates of Tampa, LLC	(#,^)	17 David Blvd, Tampa, FL 78705	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2044	762.9	762.9	761.3	0.23%
DG Business Solutions, Inc	(#,^)	11008 Rene St., Lenexa, KS 19508	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/30/2029	209.9	209.9	167.2	0.05%
Crown Waste Corp	(#,^)	1 Plainview Road, Bethpage, NY 44114	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	9/30/2029	46.6	46.6	40.3	0.01%
Bev's Sweets LLC	(#,^)	3778 Hwy 254, Cleveland, GA 40243	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/30/2044	210.5	210.5	227.2	0.07%
50 Taps, LLC dba Colorado Taproom & Grill	(#,^)	19539 Hess Road Ste Ste #101, Parker, CO 57201	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	72.3	72.3	58.0	0.02%
Hoagie Barmichaels Inc	(#,^)	1101 River Road, New Windsor, NY 91105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2044	111.3	111.3	109.4	0.03%
Universe Appliance Repairs Inc.	(#,^)	3790 Merrick Road, Seaford, NY 92653	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	578.5	578.5	572.3	0.18%
Zima Dining Inc. dba Country Kitchen	(#,^)	1497 N Mt. Vernon Ave, Colton, CA 75043	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2029	58.8	58.8	60.5	0.02%
Wagner & Sons Inc	(#,^)	22365 Alydar Dr, Lexington Park, MO 81413	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/27/2029	17.5	17.5	13.9	—%
Double H Services, LLC, C&T Oil Field Services, LLC and Brian S. Holma	(#,^)	3721 North 162nd St., Garber, OK 31206	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2029	956.2	956.2	838.3	0.26%
Aztec Machine & Repair Inc, Cranrd & Material	(#,^)	1715 N 1st St, Bloomfield, NM 85339	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	701.6	701.6	711.3	0.22%
Stiegelbauer Associates Inc.	(#,^)	63 Flushing Ave Unit 342, Brooklyn, NY 80134	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2029	186.5	186.5	147.1	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Cherry and Candlewood Inc dba Aamco	(#,^)	3029 South St., Long beach, CA 38340	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	424.2	424.2	476.7	0.15%
Titan Laser Screed Concrete Services, LLC	(#,^)	8908 Wildlife Lane, Sanford, FL 77375	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2029	46.6	46.6	38.4	0.01%
Zmetra Clearspan Structures LLC	(#,^)	2 Old Worcester Road, Webster, MA 81413	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/27/2044	430.8	430.8	484.2	0.15%
Universe Appliance Repairs Inc.	(#,^)	3790 Merrick Road, Seaford, NY 29803	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2029	618.0	618.0	528.8	0.16%
Santa Fe Flooring LLC	(#,^)	3711 Paseo Del Norte NE, Albuquerque, NM 70503	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/26/2029	465.4	465.4	388.0	0.12%
MeShare Inc.	(#,^)	1401 Interstate Dr, Champaign, IL 06013	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	9/26/2029	1,166.1	1,166.1	1,015.7	0.31%
Adam's Construction & General Contracting LLC	(#,^)	7808 N Custer Road, Freesoil, MI 11516	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2029	63.8	63.8	53.4	0.02%
Anderson's Outdoor Adventures, LLC	(#,^)	4060 SW County Rd 232, Bell, FL 28790	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2029	21.0	21.0	20.7	0.01%
Quality Machine of Iowa, Inc	(#,^)	1040 4th Ave, Audubon, IA 77041	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/25/2029	62.9	62.9	64.8	0.02%
Byler, Wolfe, Lutsch and Kampfer CPAs, Inc	(#,^)	360 East State St., Salem, OH 60140	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2044	52.7	52.7	50.8	0.02%
Luv 2 Play Nor Cal, LLC	(#,^)	82 Clarksville Road, Folsom, CA 75057	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2029	105.0	105.0	85.2	0.03%
Flamingo Bowl, Inc	(#,^)	3301 N 23rd St., McAllen, TX 75057	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/24/2029	190.1	190.1	168.3	0.05%
Unified Utility Services LLC	(#,^)	206 Frankie Lane, Ladson, SC 93635	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/20/2044	155.6	155.6	174.6	0.05%
Standard Real Estate Services LLC	(#)	500 West Silver Spring Dr, Ste K 200,, Glendale, WI 97210	Real Estate	Term Loan	Prime plus 6.5%	9/19/2029	11.8	11.8	10.8	—%
Payne's Enviromental Service, LLC dba Bamaco	(#,^)	5617 Causeway Blvd, Tampa, FL 90638	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/18/2044	513.3	513.3	520.1	0.16%
Host Marketing, LLC	(#)	206 Bell Lane, Ste B, West Monroe, LA 95121	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/18/2029	11.8	11.8	10.8	—%
Vancole Investments, Inc. dba Smoothie King #913 &;Dream Developmenf G	(#,^)	876 Virginia Ave, Hapeville, GA 07621	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2029	11.2	11.2	8.8	—%
Natalie Hart LLC dba Lady of Luxury &dba Country Sugar Events, dba Que	(#)	1702 Fawn Gate St, San Antonio, TX 06426	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/17/2029	52.8	52.8	47.6	0.01%
Win Health Institute, LLC	(#,^)	711 E Valley Rd, Basalt, CO 06902	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/17/2029	7.0	7.0	5.8	—%
Game Station, Inc.	(#,^)	2917 1st Ave SE, Cedar Rapids, IA 91505	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/16/2029	18.9	18.9	16.7	0.01%
Bay Bowl Inc dba Shasta Lanes	(#,^)	11093 Black Marble Way, Redding, CA 75078	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2044	529.3	529.3	594.1	0.18%
The Steel Method LLC dba Sneeze It	(#,^)	250 Passaic Ave Ste 200, Fairfield, NJ 95828	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2029	157.4	157.4	124.2	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

New Flow Plumbing and Rooter Inc.	(#,^)	6718 Katherin Ave, Van Nuys, CA 98290	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/12/2029	45.5	45.5	36.3	0.01%
ACSS CPA, LLC	(#,^)	1016 S Texas Blvd, Weslaco, TX 27587	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2044	39.4	39.4	41.1	0.01%
Oak Park Social LLC	(#)	14691 W 11 Mile Rd, Oak Park, MI 95205	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/12/2045	134.7	134.7	137.5	0.04%
Prime Precision Machining, LLC	(#,^)	845 Mandoline Ave, Madison Heights, MI 17981	Real Estate	Term Loan	Prime plus 2.75%	9/11/2044	267.9	267.9	277.5	0.09%
Prime Precision Machining, LLC	(#,^)	845 Mandoline Ave, Madison Heights, MI 94952	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/11/2029	200.8	200.8	169.5	0.05%
Family Insight, P.C.	(#,^)	3433 Brambleton Ave, Ste 104A, Roanoke, VA 20737	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2029	233.4	233.4	228.9	0.07%
Miami Squeeze Inc dba Miami Squeeze, LLC	(#,^)	18315 W. Dixie Hwy, North Miami Beach, FL 79935	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/11/2029	107.8	107.8	92.7	0.03%
Softcare247, LLC	(#)	4191 Naco Perrin Blvd, San Antonio, TX 55449	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/11/2029	11.8	11.8	10.8	—%
Covert Recordings LLC	(#,^)	31-65 138th St. Apartment 3K, Flushing, NY 78260	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/11/2029	11.0	11.0	11.0	—%
Body on Cue Health and Fitness LLC	(#,^)	129 A Orpha Dr, Middlebury, IN 01603	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/6/2029	42.0	42.0	33.8	0.01%
Eco Electric LLC	(#,^)	5380 Cameron St, Las Vegas, NV 08055	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/5/2029	62.0	62.0	48.7	0.02%
Philly Games Inc.dba Queen & Rock Game Cafe	(#,^)	607-609 S 2nd St., Philadelphia, PA 11779	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/5/2029	58.3	58.3	46.2	0.01%
SVT Masonry Limited Liability Company	(#,^)	1208 Houghton Lane, Bennington, VT 33018	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/5/2029	71.1	71.1	67.5	0.02%
Thawk LLC	(#,^)	1110 Willow Glen Dr, Yuba City, CA 59102	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2029	7.6	7.6	6.0	—%
No Push Backs, LLC	(#)	2223 Dungan Ave, Bensalem, PA 06498	Personal and Laundry Services	Term Loan	Prime plus 6.5%	8/30/2029	11.4	11.4	10.4	—%
Dog House Sportfishing Charters Inc	(#)	83413 Overseas Hwy, Islamorada, FL 49548	Scenic and Sightseeing Transportation	Term Loan	Prime plus 6.5%	8/30/2029	11.7	11.7	10.7	—%
Double Scoop Ice Cream, LLC	(#,^)	2970 Stonecrest Pass, Lithonia, GA 83406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/29/2044	95.2	95.2	98.9	0.03%
3C Consumer Network & Designs LLC	(#,^)	7676 Hillmont St., Ste 109, Houston, TX 67037	Real Estate	Term Loan	Prime plus 2.75%	8/29/2029	13.9	13.9	11.7	—%
Camror LTD dba Jersey Mike's	(#,^)	5946 Meijer Dr, Cincinnati, OH 30008	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2030	83.2	83.2	85.9	0.03%
The BMF Media Group LLC	(#,^)	50 West 23rd St., 7th floor, New York, NY 23320	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/29/2029	347.6	347.6	272.6	0.08%
Crown Heights Bunch O Bagels & More Inc & 361 Bagel Holding LLC	(#,^)	361 Troy Ave, Brooklyn, NY 94510	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2029	37.1	37.1	38.2	0.01%
Esquire Mini Mart LLC & Morgan Store Building LLC	(#,^)	12595 S Somerton Ave, Yuma, AZ 23456	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2029	47.5	47.5	44.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Groton Bowling Center and Entertainment Inc	(#,^)	27 Kings Hwy, Groton, CT 97214	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/29/2044	930.1	930.1	976.9	0.30%
HRS2, LLC	(#,^)	5410 Pipers Creek Court, Sugar Land, TX 01824	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/28/2029	214.6	214.6	203.4	0.06%
Khari E. J. Myers dba Khari Imagery & 190 Minerva LLC	(#,^)	190 Minerva St., Tonawanda, NY 60612	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2044	59.0	59.0	66.2	0.02%
DB Talak LLC	(#,^)	2018 SE 6th Ave, Portland, OR 07011	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/28/2029	81.1	81.1	83.5	0.03%
Blue Eagle Transport Inc.,Golden Eagle Tran and Green Eagle Transpor	(#,^)	377 Boston Post Road, Milford, CT 32308	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/28/2029	416.9	416.9	350.9	0.11%
Linsey Schwertdfeger,, Inc.	(#,^)	740 Dennery Rd, San Diego, CA 76234	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/28/2029	65.7	65.7	53.0	0.02%
The Hometown Welcome Program, Inc & Fredric Anthony Gushwa	(#,^)	107 S Nottawa St, Sturgis, MI 28280	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/27/2029	90.3	90.3	79.1	0.02%
Maryland Urgent Care, Inc.	(#,^)	9831 Greenbelt Rd Ste 208 (Unit H-2), Lanham, MD 94541	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/27/2044	45.4	45.4	48.5	0.01%
ADA Internacional Inc	(#,^)	10891 La Reina Road, Ste 100, Delray Beach, FL 33312	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/26/2029	20.9	20.9	16.4	0.01%
Crystal S. Prado dba Crystal Clear Accounting	(#)	34099 Tuscan Creek Way, Temecula, CA 77092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/26/2029	3.0	3.0	2.7	—%
The Pet Stop, LLC	(#,^)	106 South Washington St., Pleasantville, IA 87508	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/23/2029	7.0	7.0	5.7	—%
Elite Motors LLC	(#,^)	1046-1050 Orange Ave, West Haven, CT 17756	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/23/2029	81.1	81.1	83.5	0.03%
PJT Logistics, Inc.	(#,^)	2-4 Commerce Way, Auburn, NY 06095	Truck Transportation	Term Loan	Prime plus 2.75%	8/23/2029	46.4	46.4	47.7	0.01%
JLT Foods, LLC	(#,^)	3294 Long Meadow Court, West Bloomfield Township, MI 10023	Food Manufacturing	Term Loan	Prime plus 2.75%	8/23/2029	19.5	19.5	15.4	—%
SRJ construction Corp	(#,^)	8358 W Oakland Park Blvd. #203E, Sunrise, FL 01913	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/23/2029	10.4	10.4	8.5	—%
MS Integrated Psychotherapy & Counseling, LLC	(#,^)	1157 Main St., Clifton, NJ 24153	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/22/2029	68.8	68.8	60.5	0.02%
The Roux Southern Kitchen, LLC	(#,^)	252 FM 3162, Sandia, TX 45417	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2029	16.8	16.8	17.1	0.01%
MB Nursery LLC dba The Garden Center	(#,^)	15562 HWY-South, Whitehouse, TX 00968	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/21/2029	86.2	86.2	88.2	0.03%
Metro R Services Inc. and Metal & Roof Supplies, Inc.	(#,^)	20 Universal Place, Carlstadt, NJ 30401	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/21/2029	179.6	179.6	166.2	0.05%
Auto Unique LLC	(#,^)	305 W Main St., Mayo, FL 11731	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/20/2044	12.1	12.1	13.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

William Martinez dba Bad Ass Coffee of Hawaii	(#)	14101 Main St., Ste 4101, Hesperia, CA 77062	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/20/2029	21.3	21.3	17.3	0.01%
Signature Rooms, Inc.	(#,^)	2066 Route 112, Medford, NY 10007	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/19/2029	156.4	156.4	161.1	0.05%
AJN Innovations LLC dba Burgerim	(#)	6704 Main St., Miami Lakes, FL 30401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/15/2030	96.1	96.1	77.6	0.02%
American Healthy Vending, Inc	(#,^)	5951 NW 151 St., Hialeah, FL 10019	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/15/2029	98.5	98.5	84.0	0.03%
Accent Home Services LLC dba Benjamin Franklin Plumbing of Kansas City	(#,^)	7748 Troost Ave, Kansas City, MO 60803	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/15/2029	104.3	104.3	94.2	0.03%
Accelerate Educational Solutions, LLC dba Tutor My Success	(#,^)	135 Clove Branch Road, Hopewell Junction, NY 60620	Educational Services	Term Loan	Prime plus 2.75%	8/14/2029	16.0	16.0	12.6	—%
Ranson Excavating, Inc	(#,^)	8343 Kaula Dr, Fair Oaks, CA 80424	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/13/2029	13.9	13.9	10.9	—%
KM Electrical Services, Inc	(#,^)	4348 Waialae Ave Unit 315, HONOLULU, HI 37212	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/12/2029	71.8	71.8	56.7	0.02%
Love Playing LLC	(#)	2200 Eastridge Loop, San Jose, CA 73127	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2030	169.3	169.3	143.0	0.04%
Elixir Enterprises, LLC dba Guilford Renee's	(#,^)	637 Boston Post Road, Guilford, CT 36301	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/8/2029	18.1	18.1	14.3	—%
A & S Services LLC dba Kona Ice of Troy	(#)	3888 Lightner Road, Vandalia, OH 21804	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	8/7/2029	11.7	11.7	10.7	—%
Suite Luxury, Inc	(#,^)	1410 Pine Ridge Road, Ste 13, Naples, FL 33065	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/7/2029	17.4	17.4	13.7	—%
Accord Law, APC	(#,^)	82555 Grass Flat Lane, Indio, CA 32811	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2029	7.0	7.0	5.5	—%
Leader Engineering-Fabrication, Inc.	(#,^)	695 Independence DrIive, Napoleon, OH 32811	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/2/2029	116.0	116.0	119.5	0.04%
Joseph Centonze dba Off Kilter Kilts	(#,^)	27720 Ave Scott, Santa Clarita, CA 06450	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	7/31/2029	4.8	4.8	3.8	—%
East Coast Flight Services, Inc and Aviation Consulting Enterprise, LL	(#,^)	27603 Parkway Road, Easton, MD 77459	Air Transportation	Term Loan	Prime plus 2.75%	7/31/2029	529.7	529.7	446.2	0.14%
Billy Auto Inc	(#,^)	632 N Broadway, Amityville, NY 54902	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2044	319.3	319.3	318.1	0.10%
Healthcare Holdings of America, LLC, Senior Market Advisors, Inc, CHA	(#,^)	6201 Centennial Blvd, Nashville, TN 77433	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/31/2029	408.8	408.8	385.0	0.12%
La Mount Group LLC	(#,^)	3111 Princeton Road, Hamilton, OH 13069	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2029	234.9	234.9	184.2	0.06%
Genecco Produce, Inc. & Leo Genecco & Sons, Inc.	(#,^)	1850 Rochester Road, Canadaigua, NY 57106	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	7/31/2029	709.2	709.2	652.7	0.20%
Living Spring Home Health Inc.	(#,^)	18350 Kedzie Ave Ste 204, Homewood, IL 18106	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/31/2029	124.3	124.3	109.0	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

St. Francis Home Health Inc	(#,^)	5246 SW 8th St 103B, Coral Gables, FL 33805	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/31/2029	69.1	69.1	54.2	0.02%
Humd, LLC dba La Rosa Chicken and Grill	(#)	3111 N. University Dr, Coral Springs, FL 44333	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/31/2030	128.3	128.3	106.7	0.03%
Gray Rock Quarry, LLC and William E Dailey III	(#,^)	54 West Milton Rd, Milton, VT 97232	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	7/31/2044	442.9	442.9	402.3	0.12%
Canyon Lake Kids Academy, LLC	(#,^)	130 Charter Oak Dr, Canyon Lake, TX 43228	Social Assistance	Term Loan	Prime plus 2.75%	7/31/2044	96.5	96.5	102.1	0.03%
Quick and Quality Services dba Bella Roma Pasta & Pizza & Farshad Fari	(#,^)	28940 Golden Lantern, Laguna Niguel, CA 06416	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2029	10.5	10.5	9.0	—%
Dant A Sandras, D.D.S. LLC	(#,^)	13373 Hwy 3235, Larose, LA 44870	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/30/2029	198.6	198.6	162.8	0.05%
Jbelis Stop N' Go, LLC dba Planet Smoothie	(#,^)	2565 E 17th St, Ammons, ID 79101	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	18.0	18.0	14.5	—%
Aeromax Industries, Inc, HITM, Inc and TMCB LLC	(#,^)	9027 Canoga Ave, Canoga Park, CA 22191	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	7/30/2044	773.6	773.6	769.1	0.24%
Grad Street LLC	(#)	2437 Corinth Ave Apt 130, Los Angeles, CA 48187	Nonstore Retailers	Term Loan	Prime plus 6.5%	7/30/2029	11.7	11.7	10.7	—%
Platt & Associates, LLC dba Flag Staff Apparel, Platt & Associates, LL	(#,^)	288 North Industrial Park Dr, Liberty, MS 47448	Apparel Manufacturing	Term Loan	Prime plus 2.75%	7/30/2044	55.3	55.3	60.6	0.02%
Micheal Birch and Tracy M. Pierce	(#,^)	E 2947 H-44, Traunik, MI 44870	Gasoline Stations	Term Loan	Prime plus 2.75%	7/29/2044	53.7	53.7	58.0	0.02%
Moore Chiropractic Center, P.A.	(#,^)	936 Roosevelt Trail Unit 1 & 2, Windham, ME 44460	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/26/2029	8.4	8.4	8.4	—%
Sou's LLC	(#,^)	739 NE MLK Blvd, Portland, OR 76401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/26/2029	5.5	5.5	4.9	—%
Power Associates Inc.	(#,^)	2766 West Good CT, Boise, ID 07921	Real Estate	Term Loan	Prime plus 2.75%	7/26/2029	13.8	13.8	10.8	—%
Dan Dahlin Inc.	(#,^)	16465 MN-65, Ham Lake, MN 83856	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/26/2044	401.7	401.7	450.9	0.14%
Franklin Care Pharmacy Incorporated	(#,^)	520 N Franklintown Road, Baltimore, MD 11021	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/25/2029	50.0	50.0	51.5	0.02%
A&W ALF, LLC dba A & W Assisted Living Facility	(#,^)	6600 Liberty Road, Gwynn Oak, MD 28607	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/24/2044	98.3	98.3	107.9	0.03%
Hardrock Alpha Enterprises, LLC	(#,^)	5101 Stine Road, Bakersfield, CA 54859	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/19/2029	14.5	14.5	11.8	—%
700 Services Inc.dba 700 Credit Repair	(#,^)	1201 N Goliad St., Rockwall, TX 54859	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	7/19/2029	6.9	6.9	5.4	—%
Lawrence Adeyemo & Co LLC	(#)	209-34 112 Ave, Queens Village, NY 02451	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	7/19/2029	9.3	9.3	8.5	—%
JDM2 Water Station LLC	(#,^)	125 Chestnut Hill Dr, York, PA 33166	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/18/2029	192.8	192.8	172.0	0.05%
Ameritube, LLC	(#,^)	1000 North Hwy 77, Hillsboro, TX 07090	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	7/18/2029	108.9	108.9	112.2	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Bonfire Hot Yoga LLC	(#,^)	3665 SW Hall Blvd, Beaverton, OR 70126	Educational Services	Term Loan	Prime plus 2.75%	7/18/2029	7.6	7.6	6.2	—%
Baton Rouge Cargo Services Inc	(#,^)	6013 McRaven Road, Jackson, MS 60827	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/17/2044	287.4	287.4	296.1	0.09%
The Bean Coffee Co. LLC	(#)	112 South Main St., Spring Hill, KS 46805	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	7/17/2029	11.7	11.7	10.6	—%
Garage Floor Coating of MN.com,LLC	(#,^)	6701 West 23rd St., St. Louis Park, MN 93001	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/16/2044	980.1	980.1	987.2	0.30%
Bouquet Canyon Kennels	(#,^)	29973 Bouquet Canyon Road, Santa Clarita, CA 11378	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/16/2044	296.0	296.0	292.6	0.09%
Adam Family Bowl Inc	(#,^)	1504 Chestnut St., Mishawaka, IN 28786	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/16/2044	130.7	130.7	138.3	0.04%
Beacon Metal Fabricators, Inc.	(#,^)	5425-D Hamilton Ave, Cleveland, OH 11429	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	7/12/2029	64.5	64.5	58.4	0.02%
VGI Medical LLC	(#,^)	10401 S Belcher Road, Largo, FL 11716	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	7/12/2044	320.6	320.6	359.8	0.11%
Last Touch, LLC	(#,^)	1612 Jackson St., Spirit Lake, IA 23219	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/11/2044	99.7	99.7	101.0	0.03%
D DeGregoria LLC dba The UPS Store 4235 Massapequa	(#,^)	4940 Merrick Road, Massapequa Park, NY 78660	Couriers and Messengers	Term Loan	Prime plus 2.75%	7/10/2029	73.0	73.0	59.2	0.02%
Menskha Inc	(#)	88 High St., Mountclair, NJ 28786	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	7/10/2029	11.7	11.7	10.6	—%
Nash-Delphia LLC	(#,^)	2135 Gallatin Pike N, Store 4, Madison, TN 33487	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	7/2/2029	13.7	13.7	10.8	—%
Anderson Companies LLC	(#,^)	3015 S White Horse Pike, Hammonton, NJ 07311	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2044	203.1	203.1	211.4	0.07%
Advance Transit LLC	(#,^)	574-614 Tonnelle Ave, Jersey City, NJ 10601	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2044	746.0	746.0	794.4	0.24%
Jian Yang and Kanger House LLC	(#,^)	48 Horse Hill Road, Cedar Knolls, NJ 11216	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/27/2029	109.8	109.8	86.4	0.03%
Port Huron Ophthalmology, PLLC dba Black River Optical	(#,^)	1033 River St., Port Huron, MI 90248	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2029	13.7	13.7	10.7	—%
Kim Howard Corp dba NPN Machine Tools	(#,^)	9130 Wayfarer Ln, Houston, TX 30043	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	197.2	197.2	202.7	0.06%
Baobab Asset Management LLC	(#,^)	2 Greenwich Office Park, Ste 260, Greenwich, CT 42445	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/28/2029	45.8	45.8	35.8	0.01%
Southern Specialties Transportation LLC	(#,^)	116 Toledo Dr, Lafayette, LA 76259	Truck Transportation	Term Loan	Prime plus 2.75%	6/28/2029	156.8	156.8	149.7	0.05%
Nevada Recycling and Salvage LTD, AMCB LLC	(#,^)	1085 Telegraph St, Reno, NV 91302	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/28/2044	1,226.5	1,226.5	1,221.9	0.38%
Balboa Fashion LLC	(#,^)	1016 S. Towne Ave, Unit 123, Los Angeles, CA 86440	Apparel Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	6.9	6.9	5.4	—%
K & K Restaurant LLC	(#,^)	6607 S Central Ave, Phoenix, AZ 95834	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	132.5	132.5	144.4	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Crestview Ridge Farms LLC	(#,^)	1172 Co Road 956, Ashland, OH 46818	Crop Production	Term Loan	Prime plus 2.75%	6/28/2044	527.9	527.9	554.0	0.17%
Richmond Street Partners, LLC	(#,^)	200 E Chestnut St, Chicago, IL 19720	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/28/2029	87.4	87.4	69.4	0.02%
Specialty Surgery Center, Inc.	(#,^)	5505 Peachtree Dunwoody Road Stes 640,645, Atlanta, GA 70592	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2029	1,158.8	1,158.8	1,005.9	0.31%
Sundown Audio, LLC	(#,^)	514 West 21St St., Newton, NC 58801	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2044	891.9	891.9	896.5	0.28%
Upul's Travel Service & Tours Inc	(#,^)	654 Shoppers Lane, Covina, CA 32839	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2029	251.7	251.7	197.0	0.06%
Big Picture Group LLC	(#,^)	935 N La Jolla, Los Angeles, CA 60638	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2029	137.2	137.2	107.4	0.03%
5161 LLC	(#,^)	1478 E Mountain Dr, Santa Barbara, CA 42445	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/28/2029	1,086.8	1,086.8	973.1	0.30%
Upul's Travel Service & Tours Inc	(#,^)	654 Shopping Lane, Covina, CA 78249	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2044	343.5	343.5	325.9	0.10%
Good News Cafe, LLC	(#,^)	694 Main St. South, Woodbury, CT 92691	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	245.4	245.4	246.4	0.08%
NJ Floats Inc	(#,^)	66 Twin Oaks Road, Bridgewater, NJ 80112	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2044	172.6	172.6	193.8	0.06%
Pawfection Pet Services LLC	(#,^)	177 W Cottonwood Ln, Ste 12, Casa Grande, AZ 10016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2029	9.6	9.6	7.6	—%
Tim's Truck Capital & Auto Sales, Inc	(#,^)	904 Suncook Valley Hwy, Epsom, NH 89117	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/27/2029	194.5	194.5	200.0	0.06%
Ailky Corporation & Wyspen	(#,^)	352 Bedford St., Lakeville, MA 91730	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2029	44.6	44.6	34.9	0.01%
Boucherie US Inc	(#,^)	251 Little Falls Dr, Wilmington, DE 38478	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2029	1,077.8	1,077.8	843.3	0.26%
Moon Landscaping, Inc, Moon Group, Inc moon Nursery, Inc, Moon Site Ma	(#,^)	145 Moon Rd, Chesapeake City, MD 85260	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	1,144.4	1,144.4	1,071.9	0.33%
S & T Hardware Inc	(#,^)	2300 Nooseneck Hill, Coventry, RI 92691	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2044	197.4	197.4	221.6	0.07%
Shooter's Gun Club, LLC	(#)	2429 Iowa St. Stes B, C and D, Lawrence, KS 73135	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/27/2030	175.3	175.3	143.7	0.04%
BB Services, LLC	(#,^)	580 39 Road, Palisade, CO 70506	Truck Transportation	Term Loan	Prime plus 2.75%	6/27/2029	103.7	103.7	85.6	0.03%
Crescent Event Productions, Inc	(#,^)	1327 Wood Branch Dr, Charlotte, NC 48221	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2029	320.4	320.4	265.1	0.08%
Kaz Ramen, L.L.C.	(#,^)	22413 Barton Road, Grand Terrace, CA 80134	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	20.6	20.6	16.3	0.01%
Tekoa Enterpises, Inc	(#,^)	1033 Cannon Bridge Road, Cordova, SC 95634	Truck Transportation	Term Loan	Prime plus 2.75%	6/26/2029	52.5	52.5	44.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Selective Automotive & Accessories Group, Inc	(#,^)	2221 Pelham Parkway, Pelham, AL 27229	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/26/2029	228.6	228.6	199.2	0.06%
Soft Touch Tissue & Paper LLC	(#,^)	1491 Hammond St., Bangor, ME 78572	Paper Manufacturing	Term Loan	Prime plus 2.75%	6/26/2044	230.7	230.7	259.0	0.08%
Child Care Ventures LLC dba Childcare Adventures ELC	(#,^)	3542 Glendale Ave, Toledo, OH 43718	Social Assistance	Term Loan	Prime plus 2.75%	6/26/2044	144.8	144.8	140.7	0.04%
RWBB Enterprises, LLC	(#,^)	4120 7th Ave, Kenosha, WI 60661	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2044	74.6	74.6	79.7	0.02%
Perfect Water LLC	(#,^)	183 Russ St., San Francisco, CA 11768	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/26/2029	66.4	66.4	58.8	0.02%
JFK Transportation Inc	(#,^)	4 Mechanic St., Natick, MA 32955	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/26/2029	95.8	95.8	80.0	0.02%
All-City Towing LLC, Jeffrey James Piller	(#,^)	1213 W Mallory Ave, Milwaukee, WI 79414	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/26/2029	370.5	370.5	338.0	0.10%
Lynx Inspection Technologies LLC	(#,^)	8101 Miller Rd 2, Houston, TX 83214	Support Activities for Mining	Term Loan	Prime plus 2.75%	6/26/2044	566.4	566.4	635.8	0.20%
Soft Touch Tissue & Paper LLC	(#)	1491 Hammond, Bangor, MA 30622	Paper Manufacturing	Term Loan	Prime plus 2.75%	12/26/2029	107.0	107.0	110.4	0.03%
Paradise Towing & Recovery Inc	(#,^)	1115 S Homer Blvd, Sanford, NC 32837	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2029	98.1	98.1	90.6	0.03%
Vanchoc Transport Inc	(#,^)	137 3rd St, Brooklyn, NY 34135	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/25/2029	39.8	39.8	35.1	0.01%
Spartan Technology Solutions, Inc	(#,^)	125 Venture Blvd, Spartanburg, SC 02895	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2044	479.4	479.4	479.4	0.15%
Professional Tire Limited Liability Company	(#,^)	6655 Country Road 32, Norwich, NY 30528	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	136.9	136.9	140.1	0.04%
Worldwide Capital Management Inc.	(#,^)	6 Venture Ste 305, Irvine, CA 80916	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2029	132.7	132.7	103.9	0.03%
567 Logistics, LLC	(#,^)	1924 Ruffin Mill Road, Colonial Heights, VA 32605	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/25/2029	45.8	45.8	38.3	0.01%
Paradise Towing & Recovery Inc	(#,^)	1115 S. Horner Blvd, Sanford, NC 10001	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	72.2	72.2	81.1	0.02%
Krsto, LLC dba Italian Butter Breadsticks	(#,^)	34683 Nova Dr, Clinton Twp, MI 11570	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2044	187.2	187.2	197.3	0.06%
Sweets By Karla LLC	(#,^)	3273 South John Young Parkway, Kissimmee, FL 32605	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2029	11.7	11.7	9.2	—%
Scissor Kids Inc	(#,^)	63 Hebron Ave, Ste F, Glastonbury, CT 11714	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/24/2029	14.8	14.8	11.9	—%
Peninsula Self Defense LLC	(#,^)	2766 Bay Road, Redwood City, CA 85009	Educational Services	Term Loan	Prime plus 2.75%	6/21/2029	4.8	4.8	4.0	—%
Port Diesel L.L.C.	(#)	3212 Alex Trask Dr, Castle Hayne, NC 95354	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	11.6	11.6	10.5	—%
Small Batch Creations Inc. dba The Office Bar & Grill	(#,^)	295 E WASHINGTON AVE, SUNNYVALE, CA 73701	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2029	54.7	54.7	42.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Gribben & Associates, Inc	(#,^)	18201 Von Karman,Ste 300, Irvine, CA 32771	Truck Transportation	Term Loan	Prime plus 2.75%	6/21/2029	660.5	660.5	516.8	0.16%
LuLuBelle's Mountain Banana Bread LLC	(#)	1063 Carousel Rd, Lake Arrowhead, CA 33606	Food Manufacturing	Term Loan	Prime plus 2.75%	9/21/2045	216.4	216.4	226.5	0.07%
William Rose Inc	(#,^)	1 Grace Cove Rd, New Shoreham, RI 32233	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/21/2044	85.9	85.9	75.8	0.02%
Campuscuts LLC	(#)	930 Robtrice Ct, Edmond, OK 66215	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	7.0	7.0	6.3	—%
AA Horseplay, LLC	(#)	34565 Ranch Dr, Brownsville, OR 20653	Animal Production and Aquaculture	Term Loan	Prime plus 6.5%	6/20/2029	11.6	11.6	10.5	—%
Central Texas Hygiene, LLC	(#,^)	10201 McKalla Place, Austin, TX 11205	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/20/2029	80.6	80.6	63.0	0.02%
International Institute for Learning Inc.	(#,^)	110 E 59th St ,31st floor, New York, NY 01571	Educational Services	Term Loan	Prime plus 2.75%	6/19/2029	274.6	274.6	214.9	0.07%
Providence Management Environmental, LLC, Tindol Energy Group, LLC	(#,^)	6570 W Hwy 67, Cleburne, TX 92324	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2029	255.9	255.9	251.2	0.08%
Beck's Pub & Grill LLC	(#,^)	N6630 WI-49, Weyauwega, WI 11783	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2044	68.7	68.7	73.4	0.02%
Zion Motors Inc	(#,^)	6949 Wall Triana Hwy, Madison, AL 87413	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/19/2044	59.6	59.6	60.6	0.02%
Bader Furniture Company Inc.	(#,^)	704 N Liberty St., Shamokin, PA 30618	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	6/19/2029	6.9	6.9	7.1	—%
Bonadi Inc. dba Polished Salon	(#)	9858 W Sample Rd, Coral Springs, FL 90805	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/17/2029	11.6	11.6	10.5	—%
American Demolition, Inc	(#,^)	401 N Kuner Rd, Brighton, CO 12553	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2029	174.0	174.0	178.9	0.06%
JLM Consulting LP	(#,^)	3981 E Dunrobin Dr., Springfield, MO 11783	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/17/2029	18.1	18.1	14.2	—%
3 Rusty Nails, LLC dba The Gathering Place at 3 Rusty Nails	(#,^)	3830 Doctor M.L.K. Jr Blvd, Anderson, IN 87113	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	6/14/2044	85.9	85.9	92.4	0.03%
Comarco Quality Pork Products Inc, Comarco Pork Products of FL LLC	(#,^)	501 Jackson St, Camden, NJ 49411	Food Manufacturing	Term Loan	Prime plus 2.75%	6/14/2029	284.0	284.0	249.3	0.08%
Kego 2 LLC dba Jon Smith Subs 80025	(#,^)	2001 W. Southlake Blvd Ste 143, Southlake, TX 32619	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/14/2029	98.4	98.4	81.1	0.03%
A & S Services LLC dba Kona Ice of Troy	(#,^)	3888 Lightner Road, Vandalia, OH 61822	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2044	44.2	44.2	47.0	0.01%
Law Office of Paula Padilla PLLC	(#)	2211 E Highland Ave Ste 130, Phoenix, AZ 44460	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/13/2029	4.6	4.6	4.2	—%
Picon Motors LLC dba The New Young's Motors	(#,^)	199-211 Central Ave, Orange, NJ 50025	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2029	213.8	213.8	207.9	0.06%
Ivesters Transportation, Inc	(#,^)	4299 South 2675 West, Roy, UT 95682	Truck Transportation	Term Loan	Prime plus 2.75%	6/11/2029	228.5	228.5	188.9	0.06%
GT Performance Plus Inc	(#,^)	4210 College St., Beaumont, TX 29456	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/11/2044	97.3	97.3	103.8	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

GT Performance Plus Inc	(#,^)	4210 College St., Beaumont, TX 78501	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/11/2029	69.9	69.9	56.0	0.02%
Independent Transport, LLC dba Independent Water	(#,^)	3739 E Ridgeway Road, Orange, CA 33619	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/10/2029	187.0	187.0	167.2	0.05%
Smith and Son Plumbing, LLC	(#,^)	15922 Eldorado Parkway, Ste 500-1579, Frisco, TX 71291	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/10/2029	76.0	76.0	63.8	0.02%
Archer Cleaners Inc	(#)	1514 W. 33rd St., Chicago, IL 53217	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	11.6	11.6	10.5	—%
Neely Motorsports, Inc dba Earl's Store #1;Earl's Performance Plumbing	(#,^)	15825-15827 Hawthorne Blve, Lawndale, CA 52402	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2044	237.3	237.3	248.7	0.08%
J&A Elliott Company	(#,^)	1118 Thornberry Dr, Clarksville, TN 30354	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/7/2029	9.6	9.6	9.9	—%
Johnny's Boy LLC	(#,^)	127 East King St., Martinsburg, WV 96003	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/7/2044	99.4	99.4	103.0	0.03%
Throop Family Holding Inc dba Klamath Basin Metals and Supply, dba Rog	(#,^)	7130 Crater Lake Hwy, White City, OR 78248	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2029	36.6	36.6	31.5	0.01%
Allison K. Chipak dba Still Photography	(#)	195 Terrace Place, Apt. 2, Brooklyn, NY 07004	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	11.6	11.6	10.5	—%
Skin Beauty Bar Inc	(#,^)	749 8th St., Washington, DC 91405	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/6/2029	4.8	4.8	3.8	—%
Jamestown Quick Stop LLC	(#,^)	3097 24th Ave, Hudsonville, MI 48237	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/5/2044	68.3	68.3	69.4	0.02%
Preferred Manufacturing Services Inc	(#,^)	4261 Business Dr, Cameron Park, CA 78217	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/5/2029	434.8	434.8	447.0	0.14%
Oasis Senior Advisors Franchise Systems, LLC	(#,^)	24870 Burnt Pine Dr, Bonita Springs, FL 24018	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)	Term Loan	Prime plus 2.75%	6/4/2029	279.0	279.0	278.3	0.09%
Evoke Growth Advisory LLC	(#,^)	2600 Brookwood Way Dr, Unit 311, Rolling Meadows, IL 59701	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2029	6.9	6.9	5.4	—%
V & M Transportation LLC	(#,^)	1307 27th St. Apt B, North Bergen, NJ 48071	Truck Transportation	Term Loan	Prime plus 2.75%	5/31/2029	11.9	11.9	9.3	—%
G.S.A.T. Restoration Inc. dba Paul Davis Restoration & Remodeling of G	(#,^)	1450 Oakbrook Dr, Norcross, GA 46840	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/31/2029	106.9	106.9	87.3	0.03%
Martin Inventory Management, LLC	(#,^)	304 1/2 Main St., Edgefield, SC 89118	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2029	45.5	45.5	45.9	0.01%
Morey Publishing LLC	(#,^)	575 Underhill Blvd, Ste 216, Syosset, NY 48071	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2029	56.8	56.8	45.1	0.01%
SSD Designs, LLC	(#,^)	486 Vance St., Forest City, NC 05201	Chemical Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	416.6	416.6	459.8	0.14%
Aspen Welding LLC	(#,^)	28803 US-6, Rifle, CO 85206	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	401.4	401.4	420.1	0.13%
Inside & Out Maintenance LLC	(#,^)	1698 SW Pancoast St., Port St Lucie, FL 19147	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/30/2029	90.9	90.9	71.9	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

AGR, Inc	(#,^)	2-255555 Kaumualii Hwy, Kalaheo, HI 95991	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2044	770.8	770.8	844.6	0.26%
Brooklyn Breakfast Shop LLC	(#,^)	7707 S IH 35 Frontage Rd #730, Austin, TX 19020	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2029	4.5	4.5	4.0	—%
Canela Media Inc	(#,^)	2715 Palomino Circle, La Jolla, CA 33036	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/29/2029	108.0	108.0	90.3	0.03%
PD Financial LLC	(#,^)	364 Parsippany Road, Unit 7-B, Parsippany, NJ 11213	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	5/28/2044	48.0	48.0	50.4	0.02%
SV Enterprise LLC dba Haagen-Dazs	(#,^)	1885 Briargate Pkwy, Space D-413, Colorado Springs, CO 30038	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2029	84.3	84.3	66.1	0.02%
Top Notch Roofing, Inc	(#,^)	46 Cherry St., Milton, VT 10010	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/23/2029	111.9	111.9	92.1	0.03%
MCM Design LLC	(#)	5926 Vinings Vintage Way, Mableton, GA 06340	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	9.2	9.2	8.4	—%
2820 US HWY 98 N LLC dba Total Package Car Wash	(#)	2820 US Hwy 98 N, Lakeland, FL 45150	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2029	121.4	121.4	122.3	0.04%
McGuckin & Pyle Inc	(#,^)	120 Corporate Ln, New Bern, NC 77040	Machinery Manufacturing	Term Loan	Prime plus 2.75%	5/23/2044	302.2	302.2	316.5	0.10%
Clowers Trucking By Faith LLC	(#)	705 E Brookwood PL, Valdosta, GA 85365	Truck Transportation	Term Loan	Prime plus 6.5%	5/23/2029	11.4	11.4	10.3	—%
ES&A, INC., A LAW CORPORATION	(#,^)	1003 Bishop St., Honolulu, HI 97214	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/22/2029	102.3	102.3	81.3	0.03%
Gratitude Training, LLC	(#,^)	1901 N Federal Hwy, Ste 212, Pompano Beach, FL 06460	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/22/2029	68.2	68.2	53.5	0.02%
Bloomquist Communications Inc. dba FastSigns 42501	(#,^)	131 East Trinity Place, Decatur, GA 14150	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/22/2029	13.6	13.6	10.9	—%
Anchor Up Fitness and Nutrition, LLC	(#,^)	2464 US-29, Pensacola, FL 92154	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/21/2029	18.4	18.4	16.3	0.01%
Kappa Investments LLC dba Buddy's Home Furnishings	(#,^)	365 Lowe's Dr, Ste H, Danville, VA 92592	Rental and Leasing Services	Term Loan	Prime plus 2.75%	5/17/2029	394.5	394.5	310.9	0.10%
Covalent Holding LLC	(#,^)	18 West Chestnut St.,Unit 2F, Chicago, IL 20706	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/17/2029	221.0	221.0	199.6	0.06%
BD Branson Victorian LLC dba Branson Surrey Inn	(#,^)	430 a/k/a 450 South Hwy 165, Branson, MO 33446	Accommodation	Term Loan	Prime plus 2.75%	5/17/2029	232.2	232.2	238.7	0.07%
AMP Trucking Inc	(#,^)	1030 Gettysburg Ave, Clovis, CA 33351	Truck Transportation	Term Loan	Prime plus 2.75%	5/16/2029	237.2	237.2	185.6	0.06%
CJNR LLC dba Chenney Bear Cafe, Elma Lodge & Suites, Parkhurst Motel,	(#,^)	208 East Main St., Elma, WA 50225	Accommodation	Term Loan	Prime plus 2.75%	5/16/2029	17.1	17.1	17.5	0.01%
Cut To The Chase 502 LLC	(#,^)	6903 Lakegreen Ct, Louisville, KY 06516	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/16/2029	3.1	3.1	2.6	—%
Two Pie Lovers LLC dba Pizza Outpost	(#,^)	302 E. Millitary Hwy U1122, Brackettville, TX 78383	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	42.9	42.9	45.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

The Lobster Pot Inc	(#,^)	119 Hope St., Bristol, RI 07011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	361.4	361.4	388.1	0.12%
Crystal D. Walls dba Crystal's Cleaning Service	(#)	26 Cooper Rd, Byhalia, MS 75791	Administrative and Support Services	Term Loan	Prime plus 6.5%	5/9/2029	9.2	9.2	8.4	—%
Aloha To Go LLC	(#,^)	5903 Seminole Blvd, Seminole, FL 07072	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2029	14.1	14.1	11.1	—%
Blue Country Firearms LLC	(#,^)	221 N Main St, Kingsfisher, OK 32066	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/8/2044	20.6	20.6	20.1	0.01%
NYM Solutions Inc.dba NYM Solutions, Inc	(#)	1250 NW 7th St. Ste 201, Miami, FL 92345	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	11.6	11.6	10.5	—%
Folklore Music Exchange LLC	(#,^)	617 Tennessee Ave, Charleston, WV 11763	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/6/2029	4.7	4.7	3.7	—%
Life View Prenatal Imagery, LLC	(#,^)	312 79th Ave North, Myrtle Beach, SC 33014	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/3/2029	5.5	5.5	4.6	—%
Mark Garvin dba Tipsy Canyon Winery	(#,^)	150 Upper Joe Creek Road, Manson, WA 33014	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	5/3/2044	104.2	104.2	116.8	0.04%
EPIFAB,LLC	(#,^)	1341 Brooks St. Unit D, Ontario, CA 95628	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/3/2029	19.4	19.4	16.6	0.01%
Global Enterprises LLC dba Verdi Pizza	(#,^)	3111 S Valley View Blvd, Las Vegas, NV 12533	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/3/2029	19.0	19.0	14.8	—%
Art Amore Studios, LLC	(#,^)	6507 Jester Blvd, Ste #107, Austin, TX 64131	Educational Services	Term Loan	Prime plus 2.75%	5/3/2029	5.0	5.0	3.9	—%
Modern Trousseau, LLC	(#,^)	125 Bradley Road, Woodbridge, CT 96816	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/1/2029	284.2	284.2	270.9	0.08%
Disability Resolution P.A.	(#)	1619 Malon Bay Dr, Orlando, FL 95122	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/30/2029	2.7	2.7	2.5	—%
DeVega Juice Co, - East Cobb, LLC dba Clean Juice Johnson Ferry	(#,^)	1205 Johnson Ferry Rd Ste 124, Marietta, GA 06437	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	58.3	58.3	56.3	0.02%
Midlothian Hardware, Inc dba Grills True Value	(#,^)	475 West 147th St, Midlothian, IL 45377	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/29/2029	36.1	36.1	37.2	0.01%
ASM Partners LLC	(#,^)	1619 Roberts Dr SE, Mableton, GA 91355	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/26/2029	220.7	220.7	197.1	0.06%
Sona USA, Inc	(#,^)	15280 NW 79th Ct Ste 109, Miami Lakes, FL 92203	Telecommunications	Term Loan	Prime plus 2.75%	4/26/2029	149.1	149.1	128.7	0.04%
Pellegrin Marine Transportation, LLC	(#,^)	117 Country Village Dr, Raceland, LA 43545	Support Activities for Transportation	Term Loan	Prime plus 2.75%	4/26/2029	116.8	116.8	100.0	0.03%
Benevolent International Inc	(#,^)	2781 Saturn St. Ste F, Brea, CA 34108	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/26/2029	71.6	71.6	56.1	0.02%
Jones Roger Sherman Inn, Inc.	(#,^)	195 Oenoke Ridge, New Canaan, CT 33134	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/25/2029	132.1	132.1	135.8	0.04%
La Dolce Vita LLC.	(#,^)	196 N. Holiday Road, Miramar Beach, FL 11701	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2044	461.5	461.5	500.8	0.15%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

La Dolce Vita, LLC, La Dolce Vita Watersports LLC, LDV Golf Cart & Bil	(#,^)	196 N. Holiday Road, Miramar Beach, FL 45011	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2029	451.8	451.8	386.1	0.12%
Quality Living Medical Alert, LLC	(#,^)	1882 Capital Circle NE, Ste 104, Tallahassee, FL 37620	Social Assistance	Term Loan	Prime plus 2.75%	4/24/2029	49.7	49.7	44.2	0.01%
ER & DC McPherson Holdings, LLC	(#,^)	6957 W Broward Blvd., Plantation, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/19/2029	43.8	43.8	35.0	0.01%
All My Best Inc.	(#,^)	4320 Anthony Court Stes 1,2,3, Rocklin, CA 05468	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/19/2029	56.5	56.5	47.1	0.01%
Expert Building Services LLC	(#,^)	74 Roosevelt St., Pequannock Township, NJ 60430	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/17/2029	18.4	18.4	14.4	—%
Rello, Inc. dba ID Salon	(#)	8063 Jericho Turnpike, Woodbury, NY 21601	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	5.5	5.5	5.0	—%
2Choice2Friends dba 2 N 1 Salad Bar and Grill	(#)	901 W Braker Lane, Austin, TX 14424	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	11.5	11.5	10.4	—%
Bottles on Broadway, LLC	(#,^)	1083 North Broadway, North Massapequa, NY 37209	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/17/2029	116.3	116.3	93.8	0.03%
Modern Demo & Services LLC	(#,^)	10161 W Park Run Dr, Las Vegas, NV 92376	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2029	112.9	112.9	90.4	0.03%
Pranamji Inc dba Ohara's Beverage Spot	(#,^)	2300 Levit Road, Lorain, OH 70373	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2044	46.3	46.3	46.6	0.01%
Cormac Enterprises, Inc	(#,^)	1205 38th Ave North, Myrtle Beach, SC 90064	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/16/2029	20.3	20.3	16.3	0.01%
Bill Berger LLC	(#,^)	8728 Tireman Ave, Detroit, MI 04062	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/12/2029	8.1	8.1	6.4	—%
J.T. ONeill Company, LLC	(#,^)	19972 Willowin Farm Lane, Purceville, VA 39645	Real Estate	Term Loan	Prime plus 2.75%	4/12/2029	8.8	8.8	6.9	—%
Samco Food Corp dba C-Town Supermarket	(#,^)	1761 Nostrand Ave, Brooklyn, NY 83406	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/12/2029	90.3	90.3	70.7	0.02%
Gilpin Enterprises, LLC dba Jon Smith Subs	(#,^)	17790 State Road 54, Lutz, FL 55304	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2029	71.7	71.7	58.7	0.02%
Southern Gulf Construction, Inc.	(#,^)	367 Pine Island Road, North Fort Myers, FL 91301	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	100.5	100.5	93.7	0.03%
CK Heating and Cooling LLC	(#,^)	10017 Pebble Beach Dr, St. Louis, MO 49891	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	18.5	18.5	14.6	—%
P. Moss Enterprises, LLC dba Garage Experts-Mid Atlantic	(#,^)	3563 South River Terrace, Edgewater, MD 27858	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	39.8	39.8	32.9	0.01%
Maxiflex LLC	(#,^)	512 Verret St., New Orleans, LA 21223	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/11/2029	56.5	56.5	58.0	0.02%
VRGE Strategies LLC	(#,^)	1155 15th St NW, Washington, DC 21207	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/10/2029	122.8	122.8	96.1	0.03%
Georgetown Milling Co, LLC	(#,^)	9001 Wentworth Springs Road, Georgetown, CA 11429	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	4/9/2029	11.5	11.5	9.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

FRAJOVI Urban Air, LLC dba Urban Air Trampoline& Adventure Park	(#,^)	1256 Indian Head Road, Toms River, NJ 75087	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/8/2030	546.2	546.2	544.9	0.17%
Bose and Avinder, Inc.and Carmel and Preet Inc	(#,^)	28201 Date Palm Dr, Cathedral City, CA 97005	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2029	52.0	52.0	53.4	0.02%
Marnon Enterprise LLC	(#,^)	6713 Biscay Hbr, San Antonio, TX 93313	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/5/2029	4.3	4.3	3.4	—%
Ren Investment Group Inc dba True Positon Manufacturing	(#,^)	40 Sandra Dr, South Windsor, CT 90021	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/29/2029	720.6	720.6	645.4	0.20%
J Brothers Enterprises, LLC	(#,^)	1101 NW 12TH Ave, Ava, MO 11762	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/29/2044	630.9	630.9	668.2	0.21%
La Favorita Radio Network	(#,^)	4043 Geer Rd, Hughson, CA 90046	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	3/29/2029	336.3	336.3	306.4	0.09%
EJ & James Transport LLC	(#,^)	3100 Drewsky Lane Unit 108, Fort Mills, SC 51360	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	8.5	8.5	8.0	—%
Pizzaplex L3C	(#,^)	4458 West Vernor Hwy, Detroit, MI 37115	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	40.2	40.2	36.1	0.01%
Stillwater Ventures, LLC	(#,^)	8272 W. Sunset Blvd, Los Angeles, CA 93108	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2029	373.4	373.4	357.5	0.11%
Bayco Enterprises, Inc	(#,^)	128 Cowesett Ave, West Warwick, RI 89502	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2044	194.4	194.4	223.9	0.07%
Bhatti LLC dba Auntie Ann's & Bhatti LLC 1	(#,^)	7219 Silver Mist Ave, North Chesterfield, VA 55426	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	148.0	148.0	130.0	0.04%
Reliable Power Group Inc. dba Batteries + bulbs Pensacola	(#,^)	6895 N. 9th Ave Ste B, Pensacola, FL 28658	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2029	89.7	89.7	79.1	0.02%
Bright Freight Solution, LLC	(#,^)	1112 N Main St, Manteca, CA 06831	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	1,076.5	1,076.5	996.1	0.31%
Hamsons Inc.	(#,^)	4900 Hopyard Road, Pleasanton, CA 30342	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/29/2029	168.3	168.3	147.8	0.05%
Royalty Freight Inc.	(#,^)	3728 W McKinley Ave, Fresno, CA 60611	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	384.2	384.2	362.3	0.11%
Key HR Associates, Inc dba Parents Choice for Kids	(#,^)	3150 West Park Dr, Burnsville, MN 46545	Social Assistance	Term Loan	Prime plus 2.75%	3/29/2044	443.8	443.8	475.4	0.15%
Raven's Place LLC	(#,^)	13031 S Western Ave, Blue Island, IL 39209	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2044	672.4	672.4	728.2	0.22%
StillBasi Holdings, Inc. dba Buxton Auto Transport	(#,^)	9371 Jackson Rd, Sacramento, CA 06798	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	269.3	269.3	248.3	0.08%
NuBe Business Group LLC	(#,^)	2140 44th St SE, Ste 201, Grand Rapids, MI 33952	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2044	40.1	40.1	46.2	0.01%
Iredell Oral & Facial Surgery, P.C. dba Johnson Oral Surgery	(#,^)	229 Medical Park Road, Ste 310, Mooresville, NC 44805	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2044	820.8	820.8	871.5	0.27%
Felipe Antonio Del Valle M.D. P.A.	(#,^)	7190 SW 87th Ave Ste 203, Miami, FL 33771	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2029	13.5	13.5	11.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Peak Performance Associates LLC dba Nova Hypnosis and Wellnes	(#,^)	10420 Hunter View Rd, Vienna, VA 07042	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2029	53.9	53.9	47.3	0.01%
Complete Care IT LLC	(#,^)	4801 South University Dr Ste 125, Davie, FL 44114	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2029	47.1	47.1	41.5	0.01%
Knoxville Room Service	(#,^)	10670 Parkside Dr, Knoxville, TN 91390	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/29/2029	6.1	6.1	5.5	—%
Outtasight Careers, LLC dba Gecko Hospitality	(#,^)	109 W Fern St., Tampa, FL 76645	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2029	46.7	46.7	41.0	0.01%
Turtle Shirts, LLC	(#,^)	10241 Metro Pkwy# 108, Ft Myers, FL 66083	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/29/2029	48.2	48.2	43.3	0.01%
Skaggs RV Outlet ,LLC	(#,^)	301 Commerce Dr, Elizabethtown, KY 85122	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/28/2029	224.2	224.2	233.7	0.07%
Cleland Pharmacy LLC	(#,^)	202 S First St., Wakeeney, KS 07927	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	3/28/2029	20.2	20.2	21.0	0.01%
J.C. Pallet Company, Inc.	(#,^)	18427 New Kent Hwy, Barhamsville, VA 08037	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2029	403.9	403.9	391.9	0.12%
Four Seasons Laser Center Inc.	(#,^)	4720 NW 2nd Ave Unit D104 and Unit D-105, Boca Raton, FL 07307	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/28/2029	13.5	13.5	13.2	—%
RG Productions LLC	(#,^)	2414 W Battlefield Ste H, Springfield, MO 77075	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/28/2029	139.5	139.5	131.0	0.04%
Custom Vinyl Products LLC	(#,^)	260 Enterprise Dr, Newport News, VA 85042	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2044	990.3	990.3	1,082.5	0.33%
GS Bath Inc	(#,^)	5335 E. Kaviland Ave, Fresno, CA 48060	Truck Transportation	Term Loan	Prime plus 2.75%	3/28/2029	280.5	280.5	262.8	0.08%
Planet X Tobacco & Gift, LLC	(#,^)	900 West Northern Lights Blvd, Anchorage, AK 91723	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/28/2044	228.2	228.2	262.5	0.08%
Cocomo Joe's LLC	(#,^)	3949 New Road, Youngstown, OH 91723	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2029	3.1	3.1	2.9	—%
PA Sobol Partners LLC dba Sobal	(#,^)	206 Rohrerstown Rd, Lancaster, PA 08807	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2029	46.1	46.1	42.0	0.01%
Ocean Trans LLC and Dehal Trucking LLC	(#,^)	1415 W Anderson St., Stockton, CA 03234	Truck Transportation	Term Loan	Prime plus 2.75%	3/27/2029	67.2	67.2	70.1	0.02%
Cinco Fit LLC dba Cinco Fit	(#,^)	23010 Highland Knolls Blvd, Ste G, Katy, TX 28273	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2029	148.1	148.1	130.1	0.04%
Danielle Vance LPC, LLC dba Danielle Vance MA, LPC	(#,^)	2543 Eliot St., Denver, CO 21915	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/27/2029	5.1	5.1	4.5	—%
DC AG, LLC dba Big B Sales	(#,^)	674 LA- 8, Sicily Island, LA 02816	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/27/2044	574.9	574.9	618.3	0.19%
Heritage Hills Athletics 1, LLC and Heritage Hills Athletics 1, LLC	(#,^)	2880 Carol Rd, East York, PA 66046	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/26/2044	1,222.6	1,222.6	1,334.2	0.41%
District 5 Boutique LLC	(#,^)	317 N Farview Ave, Paramus, NJ 02347	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/26/2029	112.2	112.2	98.6	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

J & C May Properties, LLC	(#,^)	315 Sylamore Ave, Mountain View, AR 19807	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/22/2044	1,108.9	1,108.9	1,138.3	0.35%
Virginia Industrial Plastics, Inc.	(#,^)	2454 N East Side Hwy,, Elkton, VA 43614	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2044	290.0	290.0	333.6	0.10%
Gary Krause dba Gary Krause Landscaping & Design	(#,^)	489 Hamilton Road, Jacksonville, OR 81526	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/22/2029	5.4	5.4	5.1	—%
Skyways, LTD	(#,^)	350 15th St. NW, Huron, SD 29039	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/22/2029	740.7	740.7	656.3	0.20%
Virginia Industrial Plastics, Inc.	(#,^)	2454 North East Side Hwy, Elkton, VA 04401	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2029	243.0	243.0	253.3	0.08%
Pitman Holding LLC	(#,^)	1116 E Main St, Richmond, VA 04401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/21/2029	6.7	6.7	6.2	—%
American Trails Transport, LLC	(#,^)	8704 Grand Ave, Billings, MT 35124	Truck Transportation	Term Loan	Prime plus 2.75%	3/21/2029	49.4	49.4	45.9	0.01%
Dependable Lawn Care, Inc.	(#,^)	2320 138th St., Blue Island, IL 01760	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2044	186.3	186.3	211.6	0.07%
Dependable Lawn Care, Inc.	(#,^)	2320 138TH ST, Blue Island, IL 53221	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2029	469.1	469.1	435.7	0.13%
Michigan Neurosurgical Institute, P.C.,,Optical Spine,LLC, MNI Great L	(#,^)	9400 South Saginaw St., Unit 1, Grand Blanc, MI 23834	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2044	347.2	347.2	371.0	0.11%
Sound Manufacturing Inc	(#,^)	1 Williams Lane, Old Saybrook, CT 94103	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/20/2029	44.8	44.8	39.4	0.01%
Michigan Neurosurgical Institute P.C.	(#,^)	9400 South Saginaw St., Unit 1, Grand Blanc, MI 77049	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2029	162.7	162.7	143.6	0.04%
Mega Trucking LLC and Olyimpian Industries LLC	(#,^)	5979 NW 151st St, Miami Lakes, FL 53140	Truck Transportation	Term Loan	Prime plus 2.75%	3/20/2029	358.8	358.8	341.8	0.11%
Marvellous Print & Ship LLC	(#,^)	605 W Main St, Oxford, KS 27330	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/19/2029	3.0	3.0	2.7	—%
Frontline Selling LLC	(#,^)	6505 Shiloh Road,Units 300,310 and 320, Alpharetta, GA 11231	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/19/2029	280.5	280.5	292.3	0.09%
Game Station, Inc.	(#,^)	2917 1st Ave SE, Cedar Rapids, IA 27330	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/19/2029	235.6	235.6	219.0	0.07%
Panetcarne Inc.dba Jersey Mike's Subs Greenfield	(#,^)	23077 Greenfield Road, Southfield, MI 06033	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	83.6	83.6	75.2	0.02%
B & W Towing LLC	(#,^)	701 Addison Road, Painted Post, NY 92618	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/15/2029	51.6	51.6	53.8	0.02%
Vanchoc Transport Inc	(#,^)	137 3rd St, Brooklyn, NY 13815	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/15/2029	78.5	78.5	68.9	0.02%
Stepping Stones Children's Academy LLC	(#,^)	1655 E Warm Springs Road, Las Vegas, NV 29306	Social Assistance	Term Loan	Prime plus 2.75%	3/15/2044	366.8	366.8	403.3	0.12%
Screening Services Group, LLC	(#,^)	8670 Wilshire Blvd, Beverly Hills, CA 48035	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/14/2029	252.6	252.6	228.2	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Space Express, LLC	(#,^)	2775 Burris Road, Davie, FL 34746	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2029	127.1	127.1	114.6	0.04%
Mill Creek Early Childhood Program LLC	(#,^)	510 South Batavia Ave, Batavia, IL 73430	Social Assistance	Term Loan	Prime plus 2.75%	8/11/2029	57.1	57.1	50.4	0.02%
Alpine Remediation, Inc, T & M Holdings, LLC	(#,^)	14252 W 44th Ave Unit F, Golden, CO 92612	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2029	78.6	78.6	74.3	0.02%
Precise Air Systems, Inc	(#,^)	5467 W San Fernando Road, Los Angeles, CA 02807	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/8/2029	234.6	234.6	208.9	0.06%
Kalloren Provel LLC	(#,^)	6919 Oak Ridge Commerce Way, Austell, GA 17847	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/8/2044	275.4	275.4	303.1	0.09%
D & S Village Hardware LLC dba Cedar Mountain Country Store & Samantha	(#,^)	76 Ranch Road a/k/a 3695 Movie Ranch Road, Duck Creek, UT 92352	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/8/2044	197.3	197.3	220.7	0.07%
Wildflour Bakery & Cafe LLC	(#,^)	5137 Clareton Dr Ste 100,110 & 120, Agoura Hills, CA 28429	Food Manufacturing	Term Loan	Prime plus 2.75%	3/8/2029	78.5	78.5	69.0	0.02%
SG Welch Inc dba Sparks Auto Service	(#,^)	19138 Molalla Ave, Oregon City, OR 94063	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/8/2029	56.1	56.1	50.3	0.02%
Seeds of Knowledge Creative Learning Center LLC	(#,^)	15101 West McNichols Road, Detroit, MI 97327	Social Assistance	Term Loan	Prime plus 2.75%	3/7/2044	22.0	22.0	24.6	0.01%
Doble Rentals, L.L.C , Doble Rentals 2, LLC, Doble Rentals 3, LLC	(#,^)	487 Elizabeth Lake Rd, Waterford, MI 78758	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/4/2029	141.4	141.4	124.2	0.04%
Monkey Bones LLC	(#,^)	3361 Dayton Xenia Road, Beavercreek, OH 17872	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2044	19.0	19.0	21.9	0.01%
NY Scoops LLC dba Cool Suppliers and Breakneck Road LLC	(#,^)	20 Silver Fox Lane, Sussex, NJ 10022	Food Manufacturing	Term Loan	Prime plus 2.75%	2/28/2029	44.6	44.6	43.5	0.01%
Wooter Apparel, Inc	(#,^)	727 Page Ave., Staten Island, NY 76033	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/28/2029	44.6	44.6	39.9	0.01%
Shah Medical Center SC & Heeena Shyamani	(#,^)	484 Summit St, Elgin, IL 35757	Hospitals	Term Loan	Prime plus 2.75%	2/28/2044	247.9	247.9	255.0	0.08%
Legacy Roof Contractors LLC	(#,^)	32091 Broken Branch Circle, Spanish Fort, AL 80601	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2044	294.0	294.0	313.9	0.10%
Woodard Electric Services, Inc.	(#,^)	1600 Carter Cove Road, Hayesville, NC 33065	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2029	19.3	19.3	17.2	0.01%
Matrix Z LLC	(#)	800 SW 21st Terrace, Ft Lauderdale, FL 46013	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	11.4	11.4	11.5	—%
Merdad Dentistry PLLC dba Easy Dental Care	(#,^)	7522 Old Linton Hall Road, Gainesville, VA 45377	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/26/2029	14.0	14.0	12.3	—%
Harbor Management Company Inc dba Jamba Juice	(#,^)	5501 Josh Birmingham Pkwy Concourse A, Charlotte, NC 76092	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2029	133.7	133.7	118.9	0.04%
EasyBooks, Inc.	(#,^)	949 Turquoise St., San Diego, CA 08104	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/22/2029	5.4	5.4	4.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Mia Restoration Inc dba PuroClean and Puroclean of Morristown NJ	(#,^)	3633 B Hill Road, Parsippany, NJ 07080	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/21/2029	36.8	36.8	33.3	0.01%
Citiline Cafe At Jacobs Plaza, LLC dba Citiline Cafe	(#,^)	12140 Wickchester Ln STE 130, Houston, TX 84067	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	43.3	43.3	38.1	0.01%
Bowl 360 Inc.	(#,^)	98-18 Rockaway Blvd, Ozone Park, NY 77707	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	145.0	145.0	137.1	0.04%
Rob Barletta's Hockey School, Inc	(#,^)	2130 Providence Hwy, Walpole, MA 60608	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	2/19/2029	97.0	97.0	101.1	0.03%
Bowl 360 Inc.	(#,^)	98-18 Rockaway Blvd, Far Rockaway, NY 75035	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	124.3	124.3	109.8	0.03%
Outler Transportation Services,LLC	(#,^)	3775 Carriage Downs CT SW, Snellville, GA 77707	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/19/2029	40.1	40.1	35.9	0.01%
M & M Burgers Inc dba Checkers	(#,^)	530 Willis Ave, Bronx, NY 37043	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	103.1	103.1	92.6	0.03%
Integris Roofing, Inc	(#,^)	1174 Yellostone Dr, Lake Arrowhead, CA 97503	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/15/2029	20.1	20.1	17.6	0.01%
Tony Herring & Associates, Inc	(#,^)	211 West Camellia Dr, Slidell, LA 55104	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/14/2029	13.4	13.4	13.9	—%
Gateway Veterinary Services, P.C. dba Liberty Animal Clinic	(#,^)	9212 Liberty Ave, Ozone Park, NY 25401	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/14/2044	135.1	135.1	155.5	0.05%
Par-Man, Inc. dba Rockstar Tattoo	(#,^)	450 Fremont St #109 and 113, Las Vegas, NV 11218	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	2/14/2029	55.7	55.7	49.4	0.02%
KHSE Parks, Inc.	(#,^)	600 West Charles St., Matthews, NC 90260	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/14/2029	71.6	71.6	62.9	0.02%
Precedence Enterprises LLC dba Spartan Junk Removal	(#,^)	8101 Sandy Spring Road Ste 250N, Laurel, MD 49426	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/8/2029	14.3	14.3	13.3	—%
Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 29456	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/8/2029	3.3	3.3	3.2	—%
Shepherd Fitness, LLC dba Workout Anytime Ooltewah	(#,^)	9408 Apison Pike, Ste 11, Ooltewah, TN 95682	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/8/2029	150.7	150.7	140.1	0.04%
EJGR Corp dba Brite Energy Solutions	(#,^)	87 Main St. Upper Level, Hastings-on-Hudson, NY 20003	Utilities	Term Loan	Prime plus 2.75%	2/8/2029	55.7	55.7	49.1	0.02%
Creative Counseling Nashville PLLC	(#,^)	4119 Gallatin Pike, Nashville, TN 34134	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/7/2029	2.0	2.0	1.7	—%
RIHAHN INC dba RDBL, INC.	(#,^)	1397 McGuire Road, Lamar, AR 33065	Forestry and Logging	Term Loan	Prime plus 2.75%	2/5/2029	6.1	6.1	6.4	—%
Hernando Beach Motel Inc.,The Purple Cow House of Pancake Inc	(#,^)	4291 Shoal Line Blvd, Hernando Beach, FL 11791	Accommodation	Term Loan	Prime plus 2.75%	2/1/2029	13.4	13.4	13.9	—%
Jesus and Son's Landscape Contractors, LLC	(#,^)	4371 Durham Court, Denver, CO 07047	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2029	51.3	51.3	46.4	0.01%
Employer Resource Services LLC dba Data Pool	(#,^)	500 Research Rd, Richmond, VA 30093	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2029	32.1	32.1	28.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

MYC Motors Inc	(#,^)	3808 Vegas Dr, Las Vegas, NV 29824	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/30/2044	73.3	73.3	84.3	0.03%
FNF LLC dba WineStyles	(#,^)	11109 Old Seward Hwy, Anchorage, AK 81650	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/22/2029	219.3	219.3	192.8	0.06%
IGWT Coffee, LLC dba PJ's Coffee of New Orleans	(#,^)	414 Union St, Nashville, TN 28043	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2029	73.1	73.1	64.2	0.02%
MMC Investors, LLC dba Clean Juice	(#,^)	2879 W 95th St. Ste 195, Naperville, IL 34987	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2029	78.7	78.7	70.6	0.02%
Hilco Athletics & Graphics Inc	(#,^)	55 Green Hill St., West Warwick, RI 92037	Apparel Manufacturing	Term Loan	Prime plus 2.75%	1/16/2044	67.1	67.1	77.3	0.02%
Fluid Connections LLC dba BurgerIM	(#,^)	174 El Cerrito Plaza, El Cerrito, CA 07054	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	55.4	55.4	51.8	0.02%
CMLCLEARWATERBEACH.LLC dba Cousins Maine Lobster	(#,^)	309 Coronado Dr, Clearwater Beach, FL 78744	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/11/2029	79.8	79.8	71.2	0.02%
HSR Tacos LLC dba California Tortilla	(#,^)	11694 Sudley Manor Dr, Manassas, VA 96741	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	48.3	48.3	42.5	0.01%
Rashed and Shabila LLC	(#,^)	14865 Hwy 92, Woodstock, GA 80920	Gasoline Stations	Term Loan	Prime plus 2.75%	1/4/2029	19.9	19.9	18.7	0.01%
Romain Tower Inc. David Romaine, Sugar Land Crane and Rigging, LLC	(#,^)	215 S Persimmon St,, Tomball, TX 30126	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/31/2028	210.6	210.6	185.0	0.06%
The Chop House Inc.	(#,^)	191 Old Tower Hill Rd., South Kingstown, RI 28562	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2043	544.4	544.4	587.0	0.18%
Capitol Fitness Inc. dba Anytime Fitness Shelby	(#,^)	49045 Van Dyke Ave, Shelby Charter Township, MI 23320	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/28/2028	15.8	15.8	14.6	—%
Galt Insurance Group of Bonita Springs, LLC & Bonita Safety Institut	(#,^)	10911 Bonita Beach Rd SE Unit 104 A & 104B, Bonita Springs, FL 30030	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/28/2043	18.3	18.3	21.1	0.01%
Superior Concepts Acquisition Corp	(#,^)	1710 Tiles Court, Grand Haven, MI 33805	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2043	497.4	497.4	523.3	0.16%
Nix and Nix Funeral Home North Inc,	(#,^)	1621 W. Dauphin St., Philadelphia, PA 32505	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	556.7	556.7	626.4	0.19%
Superior Concepts Acquisition Corp	(#,^)	1710 Tiles Ct, Grand Haven, MI 05468	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2028	105.5	105.5	97.4	0.03%
American Rewinding of NC Inc dba MTS	(#,^)	1825 N Rocky River Rd, Monroe, NC 96813	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2028	376.5	376.5	348.5	0.11%
Omega Funeral and Cremation Services,LLC	(#,^)	9503 Kenwood Road, Cincinnati, OH 33062	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	333.6	333.6	361.4	0.11%
Fave Realty Inc.	(#,^)	74 Larkfield Road, East Northport, NY 65616	Real Estate	Term Loan	Prime plus 2.75%	12/27/2043	120.6	120.6	138.7	0.04%
Green Valley Landscape Management Inc. dba Apopka Mower and Equipment	(#,^)	2975 W Orange Blossom Trail, Apopka, FL 98541	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2043	452.4	452.4	484.8	0.15%
Medworxs Inc.	(#,^)	6857 Timbers Dr, Evergreen, CO 24540	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2028	9.2	9.2	8.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

East Breeze LLC dba Historic Springdale Pub and Eatery	(#,^)	32302 East Historic Columbia River Hwy, Corbett, OR 60610	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2043	125.2	125.2	139.1	0.04%
Reservations Unlimited LLC	(#)	312 W Main St., Red River, NM 40291	Real Estate	Term Loan	Prime plus 2.75%	12/26/2043	138.9	138.9	154.6	0.05%
BD Branson Victorian LLC dba Branson Victorian Inn	(#,^)	450 South Hwy 165, Branson, MO 02809	Accommodation	Term Loan	Prime plus 2.75%	12/24/2043	485.1	485.1	541.5	0.17%
RM Hawkins LLC	(#,^)	5141 Topaz Dr, Colorado Springs, CO 93161	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/24/2028	264.0	264.0	246.7	0.08%
Timios Enterprises Corp dba Palm Court	(#,^)	1912 N Arlington Heights Rd., Arlington Heights, IL 78832	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2043	690.7	690.7	756.7	0.23%
LP Industries, Inc and Playground Packages, LLC	(#,^)	2040 Norwood, Lenoir, NC 91762	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	83.1	83.1	73.1	0.02%
Fifth Wheel Truck Stop 001, Inc.	(#,^)	3767 South Golden State Blvd, Fresno, CA 38611	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2028	92.6	92.6	81.1	0.03%
Kyle M Walker DDS, PC	(#,^)	1402 W Park Ave, Orange, TX 25302	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	99.0	99.0	86.7	0.03%
Burgess and Dudley, Incorporated	(#,^)	24462 NW 9th Place, Newberry, FL 73750	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/21/2028	208.9	208.9	192.1	0.06%
Diamond Estates LLC	(#,^)	110 Court St Ste 1, Cromwell, CT 33772	Construction of Buildings	Term Loan	Prime plus 2.75%	12/21/2028	66.0	66.0	57.8	0.02%
Royalty Freight Inc	(#,^)	3728 W McKinley Ave, Fresno, CA 29572	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	85.8	85.8	75.2	0.02%
The Law Office of Jared E. Shapiro, P.A	(#,^)	7777 Glades Rd, Ste 100, Boca Raton, FL 33125	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	9.9	9.9	8.7	—%
Sesolinc GRP, Inc.	(#,^)	806 Randy Lowery Road, Statesboro, GA 78750	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	330.2	330.2	312.6	0.10%
D.A.F.S Transport, LLC	(#,^)	207 S. Teresa St., Monahans, TX 82821	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	568.6	568.6	570.0	0.18%
ETS Tree Service Inc and Eastern Tree Service, Inc	(#,^)	4813 Pinson Valley Parkway, Birmingham, AL 30068	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2028	202.5	202.5	189.9	0.06%
Precision Bytes LLC dba Tower Connect	(#,^)	607 West Magnolia Ave, Fort Worth, TX 32828	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	114.2	114.2	100.1	0.03%
Baseline Health, LLC & Baseline Health Management, LLC	(#,^)	1101 Stewart Ave Ste 104, Garden City, NY 70394	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	104.6	104.6	93.7	0.03%
Cammarata Associates LLC	(#,^)	5 Greentree Center, Marlton, NJ 06525	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	12/21/2028	66.0	66.0	57.8	0.02%
Accel Compression Inc.,Accel Workover Services Inc dba Mica Tool & Tur	(#,^)	4500 S Country Rd, Odessa, TX 60445	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/21/2044	166.8	166.8	192.2	0.06%

C&D Trucking & Equipment Service, Inc.	(#,^)	4015 Jennings Rd, Cleveland, OH 33016	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2043	114.4	114.4	131.5	0.04%
Graff Excavating, Inc	(#,^)	803 E State St., Toledo, IA 11797	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2028	172.1	172.1	153.4	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Alaska Motor Home Inc	(#,^)	6633 Brayton Dr, Anchorage, AK 30126	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	264.1	264.1	250.2	0.08%
Flashii App, Inc.	(#,^)	75 E Santa Clara St, San Jose, CA 28277	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	55.0	55.0	57.1	0.02%
Local Liberty Inc dba The Wardsboro Country Store	(#,^)	23 Main St., Wardsboro, VT 33317	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/20/2043	151.5	151.5	168.4	0.05%
Yellow Fin Marine Services LLC, K Marine XI, LLC K Marine VIII, LLC	(#,^)	2043 Coteau Road, Houma, LA 95677	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	440.5	440.5	449.3	0.14%
Healthy and Fresco LLC	(#,^)	1671 Belle Isle Ave Ste 110- Office C, Mount Pleasant, SC 32308	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	40.5	40.5	36.9	0.01%
Hotel Compete, LLC	(#,^)	223 W Jackson Blvd, Chicago, IL 32550	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	55.0	55.0	48.2	0.01%
CK Green Partners, LLC dba Reis and Irvy"s Columbus	(#,^)	5010 Augusta Dr, Westerville, OH 55082	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/20/2029	167.5	167.5	160.0	0.05%
Roots N Shoots, LLC & Yardplus LLC	(#,^)	86 Boston Road, Chelmsford, MA 06840	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2028	47.5	47.5	42.7	0.01%
Accent Comfort Services, LLC	(#,^)	5035 W. W.T. Harris Blvd Ste C, Mecklenburg, NC 29577	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	60.5	60.5	53.5	0.02%
Marlin Lighting LLC	(#,^)	7207 B Lockport Pl, Lorton, VA 44052	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	90.9	90.9	79.7	0.02%
Sheldon T Banks and Sheldon T Banks LLC dba Serenity Funeral chapel ll	(#)	G-2340 West Carpenter Road, Flint, MI 21037	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2044	410.7	410.7	457.1	0.14%
The Cromer Company	(#,^)	9800 NW 78th Ave, Hialeah Gardens, FL 78758	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/19/2028	440.2	440.2	387.4	0.12%
JejoJesi Corp dba Dukunoo Jamaican Kitchen, Dunkunoo	(#,^)	316 NW 24th St., Miami, FL 89145	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2029	66.0	66.0	62.1	0.02%
Cordoba Foods LLC, Multi Logistics Network Inc, Karina Mena	(#,^)	4477 E 11th Ave, Hialeah, FL 95634	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2028	279.5	279.5	257.6	0.08%
Alpha Omega Trucking LLC	(#,^)	14432-14452 Stateline Road, Brookings, OR 33458	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2028	61.6	61.6	64.1	0.02%
YBL Restaurant Group LLC dba Tropisueno	(#,^)	75 Yerba Buena Lane, San Francisco, CA 48204	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/14/2029	336.5	336.5	298.3	0.09%
Healthy Human, LLC	(#,^)	1007 Johnnie Dodds Blvd., Ste 123, Mount Pleasant, SC 92234	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2028	110.0	110.0	96.4	0.03%
Ventures TBD LLC dba The Bottle Tree	(#,^)	102 Davis St., Belmont, NC 02871	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2043	96.4	96.4	103.5	0.03%
Peanut Butter & Co., Inc.	(#,^)	119 West 57th St., Ste 300, New York, NY 33903	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/14/2028	220.1	220.1	192.9	0.06%
Alpha Landscape Contractors, Inc	(#,^)	2823 Fllintstone Road, Millers, MD 66204	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/14/2029	293.8	293.8	272.5	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Mediterranean Tastes Inc dba Mediterranean Tastes Since 1974	(#,^)	196-15 Northern Blvd, Flushing, NY 20132	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/14/2028	13.9	13.9	12.2	—%
Fitness Orlando LLC & Fitness Orlando Oviedo, LLC	(#,^)	160 Tuskawilla Rd Ste 1214, Winter Springs, FL 20005	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/14/2028	241.9	241.9	222.1	0.07%
Aero Consulting and Engineering Inc	(#,^)	7941 NW 3rd St., Plantation, FL 11226	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2028	13.2	13.2	11.6	—%
L&M Services, LLC	(#,^)	560 Main St., Milford, UT 78249	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2043	195.2	195.2	213.4	0.07%
Stony Creek Wellness Group, LLC	(#,^)	264 Church St, Guilford, CT 91367	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/14/2043	96.4	96.4	107.3	0.03%
Sound Contracting LLC	(#,^)	148 Holmgren Place, Girdwood, AK 63114	Construction of Buildings	Term Loan	Prime plus 2.75%	12/14/2028	36.8	36.8	34.6	0.01%
Sound Contracting LLC	(#,^)	148 Holmgren Place, Girdwood, AK 70114	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2043	192.3	192.3	208.3	0.06%
Plan B Burger LLC	(#,^)	484 Farmington Ave, Hartford, CT 33328	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/13/2029	925.3	925.3	854.3	0.26%
Burton Realty Co., Inc dba Anchor Realty, Northeast	(#,^)	2200 Michener St, Ste 12, Philadelphia, PA 55306	Real Estate	Term Loan	Prime plus 2.75%	12/13/2028	266.8	266.8	233.8	0.07%
OC Helicopters LLC	(#,^)	19711 Campus Dr Ste 260, Santa Ana, CA 37922	Air Transportation	Term Loan	Prime plus 2.75%	12/13/2028	79.0	79.0	82.1	0.03%
The Miller Center for Esthetic Excellence,	(#,^)	22 Old Short Hills Road,, Livingston, NJ 33604	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2043	378.2	378.2	388.4	0.12%
D for Dream LLC dba Blo Blow Dry Bar Inc	(#,^)	460 East 3rd Ave, New York, NY 33173	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/13/2029	66.7	66.7	58.7	0.02%
Tapia Auto Care, LLC dba Shoreline Quick Lube and Car Wash	(#,^)	2 Center Road,, Old Saybrook, CT 33966	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/13/2043	954.0	954.0	1,018.0	0.31%
Tier1 Solutions LLC	(#,^)	1000 Essington Road, Ste 111, Joliet, IL 22181	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/12/2029	9.0	9.0	7.9	—%
Behind The Scenes Chicago, LLC dba Paramount Events	(#,^)	1750 W Lake St, Chicago, IL 93772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	225.8	225.8	223.1	0.07%
Ashwood Food Services Inc. dba Jake Rooney's	(#,^)	119 Brooks Road, Harwich Port, MA 48209	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/12/2043	209.9	209.9	235.9	0.07%
Airstrike Firefighters LLC	(#,^)	18115 62nd Ave NE, Kenmore, WA 65608	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	12/12/2028	1,100.5	1,100.5	1,054.0	0.32%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	575 Panama Lane, Bakersfield, CA 95326	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/12/2043	117.1	117.1	125.8	0.04%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	575 Panama Lane, Bakerfield, CA 32504	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/12/2029	52.9	52.9	46.5	0.01%
Ashwood Food Services, Incorporated dba Jake Rooney's	(#,^)	119 Brooks Rd, Harwich Port, MA 29715	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	59.5	59.5	55.1	0.02%
TFE Resources ,LTD	(#,^)	11 Easter Court Ste G, Owings Mills, MD 28117	Utilities	Term Loan	Prime plus 2.75%	1/11/2029	526.5	526.5	478.4	0.15%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Oregon Medical Training Private Career School Inc.	(#,^)	1126 Gateway Loop, Ste 108, Springfield, OR 95826	Educational Services	Term Loan	Prime plus 2.75%	1/11/2029	35.2	35.2	31.0	0.01%
Duck's Nuts Inc dba Pet Place Market	(#,^)	212 Bendigo Blvd. N, North Bend, WA 95336	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/11/2029	38.1	38.1	36.0	0.01%
Hilltop Wine Shop, Inc dba Hiltop Wine Shop	(#,^)	7505 Highland Road, White Lake, MI 02893	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2043	124.9	124.9	136.4	0.04%
Googlyoogly, LLC dba Bi-Rite Supermarket	(#,^)	10867 W Jefferson Ave, River Rouge, MI 90048	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/11/2043	198.2	198.2	212.9	0.07%
B&B Bodega of Delray LLC	(#,^)	190 NE 2nd Ave, Delray Beach, FL 06074	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/11/2029	13.3	13.3	11.8	—%
EMES Supply, LLC	(#,^)	35622 Vine St., EastLake, OH 94588	General Merchandise Stores	Term Loan	Prime plus 2.75%	1/11/2029	110.1	110.1	99.1	0.03%
White Wilson & Associates LLC	(#,^)	16238 Louis Ave., South Holland, IL 93725	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/11/2043	41.5	41.5	44.5	0.01%
Team Henry, LLC dba Kelly Automotive of Deltona	(#,^)	1290 Doyle Rd, Deltona, FL 23011	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2043	381.9	381.9	408.8	0.13%
ZLM Services LLC	(#,^)	51343 Oro Rd, Shelby Township, MI 44515	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/10/2029	35.2	35.2	31.0	0.01%
Shining Star Kids, Inc. dba Brain Balance	(#,^)	17323 Ventura Blvd, Encino, CA 19610	Educational Services	Term Loan	Prime plus 2.75%	1/7/2029	77.2	77.2	68.3	0.02%
Food Service Industry Consultants Inc.	(#,^)	1465 Kelly Johnson Blvd, Colorado Springs, CO 99503	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/7/2029	63.0	63.0	55.6	0.02%
CET Inc	(#,^)	4709 N El Capitan Ave. Ste 205, Fresno, CA 65807	Truck Transportation	Term Loan	Prime plus 2.75%	1/6/2029	1,082.9	1,082.9	992.2	0.31%
Metro R Services Inc. and Metal & Roof Supplies Inc.	(#,^)	20 Universal Place, Carlstadt, NJ 33498	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/6/2029	182.9	182.9	190.6	0.06%
Unique Home Solutions Inc. and Unique Home Solutions of Ohio	(#,^)	5550 Progress Road, Indianapolis, IN 80211	Construction of Buildings	Term Loan	Prime plus 2.75%	1/5/2029	220.3	220.3	229.6	0.07%
Little West LLC, 340 Group LLC, Retail West LLc, Andrew W Walker, Cass	(#,^)	342 South La Brea Ave, Los Angeles, CA 42701	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2029	77.1	77.1	68.6	0.02%
Levine Daycare Inc dba Kids R Kids	(#,^)	415 Woodbury Road, Orlando, FL 23603	Social Assistance	Term Loan	Prime plus 2.75%	1/5/2029	237.9	237.9	221.8	0.07%
Consulting Solutions, Inc and Mark Luciani	(#,^)	3000 N Federal Hwy, Ste 1, Fort Lauderdale, FL 17603	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/5/2029	50.6	50.6	44.5	0.01%
Access Staffing, LLC	(#,^)	360 Lexington Ave 8th Floor, New York, NY 77494	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/4/2029	171.2	171.2	150.4	0.05%
Jay Carlton's, LLC dba Jay Birds Rotisserie & Grill	(#,^)	24480 W 10 Mile RD, Southfield, MI 95206	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/4/2029	34.8	34.8	33.0	0.01%
The Altitude Group LLC	(#,^)	949 A Clint Moore Road, Boca Raton, FL 71368	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/4/2029	125.5	125.5	110.8	0.03%
Swantown Inn and Spa, LLC	(#,^)	1431 11th Ave SE, Olympia, WA 07652	Accommodation	Term Loan	Prime plus 2.75%	1/3/2029	11.9	11.9	12.4	—%
York Concrete Corp	(#,^)	1 Plumb CT., Huntington Station, NY 17402	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2043	195.2	195.2	222.3	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Luxury Furniture, Inc.dba Venicasa & Luxe Home Interiors	(#,^)	13762 W State Rd 84, Davie, FL 22827	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2028	109.5	109.5	109.4	0.03%
Microplex Co, Third Market LLC	(#,^)	244 Spokane Ave, Whitefish, MT 97530	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/30/2028	144.4	144.4	126.8	0.04%
Tammy's Place LLC	(#,^)	235 North Mosby Ave, Littleton, NC 72560	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2044	427.5	427.5	489.0	0.15%
Water Station Holdings LLC	(#,^)	1104 N Keystone Ave, Indianapolis, IN 57350	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/30/2028	606.6	606.6	581.7	0.18%
Hernando Beach Motel LLC,The Purple Cow House o APancake AInc.	(#,^)	4291 Shoal Line Blvd, Hernando Beach, FL 08527	Accommodation	Term Loan	Prime plus 2.75%	11/30/2043	219.4	219.4	252.0	0.08%
Cabrera's Auto Services LLC	(#,^)	2206 N Central Ave, Chicago, IL 22827	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2043	79.1	79.1	87.3	0.03%
JJB Production LLC	(#,^)	458 N 7th St., Newark, NJ 59106	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/29/2028	6.4	6.4	5.7	—%
Albert M. Quashie, DDS, PC	(#,^)	3331 Toledo Terrace Ste 308, Hyattsville, MD 23219	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/29/2043	63.5	63.5	68.7	0.02%
Albert M Quashie, DDS, PC	(#,^)	3331 Toledo Terrace Ste 308, Hyattsville, MD 60406	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/29/2028	76.7	76.7	73.7	0.02%
Sky Wonder Pyrotechnics, LLC dba Sky Wonder Fire and Safety Gear Up Te	(#,^)	3626 CR 203, Liverpool, TX 33014	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/28/2043	419.9	419.9	482.4	0.15%
True Love Christian Academy LLC	(#,^)	466 E Raines Rd, Memphis, TN 48439	Social Assistance	Term Loan	Prime plus 2.75%	12/28/2043	41.0	41.0	46.5	0.01%
Level Up Gaming, Inc	(#,^)	1132 Creighton Road, Pensacola, FL 06475	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/28/2043	87.7	87.7	92.9	0.03%
Extreme Granite Corp	(#,^)	251 NW 1st St., Deerfield Beach, FL 48439	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/28/2043	182.8	182.8	206.9	0.06%
Best Global Alternative North, LLC	(#,^)	69 Lewis Ave, Atlantic Beach, NY 52402	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/21/2028	76.6	76.6	67.1	0.02%
BEK Holdings LLC, Veseli Fine Art Galleries, LLC, Trusted.com LLC, Exe	(#,^)	12930 Worldgate Dr, Herndon, VA 14870	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	1,144.7	1,144.7	1,184.5	0.37%
M.A.W. Enterprises LLC dbaY-Not Pizza	(#,^)	45 E Main St., New Palestine, IN 30005	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/21/2028	19.7	19.7	18.4	0.01%
Thames Aquatic Club, LLC	(#,^)	14 Iron St., Ledyard, CT 89119	Educational Services	Term Loan	Prime plus 2.75%	10/21/2029	40.4	40.4	42.4	0.01%
On Call Electrical of Georgia LLC	(#,^)	2120 Plaster Bridge Rd NE, Atlanta, GA 48075	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/20/2043	647.8	647.8	699.4	0.22%
Commonwealth Warehouse Inc	(#,^)	11013 Kenwood Rd., Cincinnati, OH 11231	Warehousing and Storage	Term Loan	Prime plus 2.75%	12/20/2028	370.6	370.6	351.7	0.11%
K & A Automotive Inc	(#,^)	2070 Nooseneck Hill Rd, Coventry, RI 33314	Gasoline Stations	Term Loan	Prime plus 2.75%	11/19/2043	119.1	119.1	134.0	0.04%
High Desert Transport, Inc.	(#,^)	2015 Woodspring Terrace, Henderson, NV 90211	Truck Transportation	Term Loan	Prime plus 2.75%	12/19/2028	66.5	66.5	60.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Cali Fit Meals	(#,^)	3450 East Orangethrope Ave, Anaheim, CA 97045	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	54.7	54.7	48.1	0.01%
Cocomo Joe's LLC	(#,^)	3949 New Road, Youngstown, OH 60510	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	0.6	0.6	0.5	—%
Saunders Management LLC dba Northern Light Espresso Bar and Cafe	(#,^)	536 Spruce St, Scranton, PA 30168	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2028	35.4	35.4	36.9	0.01%
Beau & HB Inc dba Beau's Billiard, Bowling & Arcade	(#,^)	100 Village Road, Port Lavaca, TX 91301	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	37.9	37.9	38.0	0.01%
Beau & HB Inc dba Beau's Billard, Bowling & Arcade	(#,^)	100 Village RD, Port Lavaca, TX 90039	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/16/2043	68.5	68.5	74.7	0.02%
Allegro Assisted Living Services of Texas LLC	(#,^)	3400 Remington Dr, Plano, TX 80403	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/15/2043	74.1	74.1	85.1	0.03%
Schafer Fisheries Inc.	(#,^)	21985 Waller Rd, Fulton, IL 48235	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/14/2028	43.7	43.7	45.4	0.01%
US Dedicated LLC	(#,^)	13410 SE 26th Circle, Vancouver, WA 60169	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2028	377.3	377.3	337.3	0.10%
Salon Femi LLC	(#,^)	1107 Broad St., Bloomfield, NJ 45432	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/9/2028	6.6	6.6	6.3	—%
McNeill Stokes	(#,^)	5372 Whitehall Pl SE, Mableton, GA 10307	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2028	5.9	5.9	5.2	—%
Vancole Investments, Inc. dba Smoothie King #913	(#,^)	876 Virginia Ave, Hapeville, GA 60120	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/7/2044	408.3	408.3	438.5	0.14%
Peter Thomas Roth Labs LLC and June Jacobs Labs, LLC	(#,^)	460 Park Ave, Floor 16, New York, NY 08816	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/1/2028	284.4	284.4	249.3	0.08%
JP Dhillon's Foods LLC	(#,^)	840 El Paseo de Saratoga, San Jose, CA 36527	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2029	86.5	86.5	76.2	0.02%
Modutech Marine Inc	(#,^)	2218 Marine View Dr, Tacoma, WA 28904	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/1/2028	328.4	328.4	341.5	0.11%
Steele Security, LLC dba Signal 88 Security of San Antonio	(#,^)	11230 West Ave, Ste 2210, San Antonio, TX 20155	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/31/2028	96.6	96.6	85.8	0.03%
Abington Caregivers, LLC	(#,^)	7804 Montgomery Ave Unit 3-6, Elkins Park, PA 33312	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2043	122.4	122.4	135.3	0.04%
C.A.T.I. Armor, LLC	(#,^)	435 Packard Hwy, Charlotte, MI 92109	Apparel Manufacturing	Term Loan	Prime plus 2.75%	10/30/2043	205.0	205.0	222.0	0.07%
Organic Juice Bar Wexford LLC dba The OJB "The Organic Juice Bar"	(#,^)	1500 Village Run Road, Wexford, PA 28208	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2029	71.7	71.7	64.4	0.02%
UK, LLC dba Pita Pit	(#,^)	20038 West Valley HWY, Kent, WA 28205	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2029	54.4	54.4	49.4	0.02%
Ohio Gold & Pawn LLC, Our New Building LLC and Corey Fischer	(#,^)	3970 Everhard Road, NW, Canton, OH 77079	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/26/2028	127.3	127.3	132.4	0.04%
The Face Place, LLC dba Classic Aesthetics	(#,^)	4268 Cahaba Heights CT Ste 115, Vestavia, AL 30039	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/25/2028	8.7	8.7	7.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Bellas Sports Pub, Inc dba Brewmasters Tavern	(#,^)	1152 Main St., Coventry, RI 02081	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2043	67.5	67.5	77.0	0.02%
Shovels and Whiskey LLC	(#,^)	446 SE Washington St, Hillsboro, OR 11417	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	10/16/2043	74.6	74.6	83.7	0.03%
Hackstaff Restaurants LLC	(#,^)	248 W 1st. St. Ste 201, Reno, NV 89113	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	142.0	142.0	127.7	0.04%
TA Coleman, LLC dba Tom's Truck Shop	(#,^)	2101 Route 610, Woodbine, NJ 92532	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/12/2028	5.1	5.1	4.9	—%
Cater To You Agency, LLC, dba Cater To You	(#,^)	1319 Sherrick Road SE, Canton, OH 10455	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/11/2043	21.9	21.9	23.8	0.01%
MB Click It Photography, LLC	(#,^)	100 Manchester Ranch Place, Aynor, SC 70458	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/10/2043	37.3	37.3	41.6	0.01%
Faydon, Inc	(#,^)	1905 W Baker St., Ste A, Plant City, FL 28105	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/10/2028	65.2	65.2	67.8	0.02%
Wellfleet Consulting Inc.	(#,^)	2275 Research Blvd Ste # 500, Rockville, MD 11417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/9/2028	13.0	13.0	11.4	—%
Apps Inc and Market Share Inc.	(#,^)	80 Main St., Old Saybrook, CT 89101	Telecommunications	Term Loan	Prime plus 2.75%	10/5/2028	77.7	77.7	68.1	0.02%
Moore Care LLC	(#,^)	8550 United Plaza Blvd., Baton Rouge, LA 10706	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/4/2028	45.1	45.1	39.6	0.01%
JAM Media Solutions LLC	(#,^)	11 Netherwood Terrace, East Orange, NJ 11010	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2028	768.2	768.2	695.9	0.21%
Throop Family Holdings, Inc	(#,^)	7130 Crater Lake, White City, OR 34607	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2043	623.9	623.9	675.0	0.21%
A-1 Van Sevices, Inc.	(#,^)	154 Sandy Creek Road, Verona, PA 78249	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/28/2028	91.4	91.4	89.9	0.03%
SwabCo Inc.	(#,^)	2341 East Ellis St., Leveland, TX 72846	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/28/2043	911.0	911.0	996.5	0.31%
Rami Technology USA, LLC	(#,^)	10400 NW 33rd St., Miami, FL 33033	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	155.1	155.1	137.2	0.04%
Burd Brothers Inc.	(#,^)	4005 Borman Dr, Batavia, OH 37216	Truck Transportation	Term Loan	Prime plus 2.75%	9/28/2028	462.0	462.0	444.9	0.14%
La Venezia Corporation dba La Venezia Ballroom & Robertos Lounge	(#,^)	4646 SE 11th Place, Cape Coral, FL 37363	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2043	321.3	321.3	356.6	0.11%
Blackwater Diving, LLC	(#,^)	112 Forrest Road, Morgan City, LA 37219	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2028	687.8	687.8	621.0	0.19%
Quality Electric & Data	(#,^)	85 Franklin Rd Unit 9B, Dover, NJ 89108	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2028	85.8	85.8	83.0	0.03%
Blue Seven, LLC	(#,^)	11111 San Jose Blvd, Ste 70, Jacksonville, FL 94530	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/27/2029	52.0	52.0	47.9	0.01%
Quality Electric & Data Inc.	(#,^)	85 Franklin RD Unit 9B, Dover, NJ 60564	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2043	126.0	126.0	134.5	0.04%
LG Law Center, Inc	(#,^)	15452 Amar Road, La Puente, CA 80239	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2028	12.9	12.9	11.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Action Barricade Company, LLC and Barricade Holding LLC	(#,^)	1802 N 27th Ave, Phoenix, AZ 20109	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/27/2028	265.8	265.8	257.9	0.08%
Catherine Brandon, PSY.D., Inc dba Kenneth A Deluca, PH.D., & Associat	(#,^)	35888 Center Ridge Road, Ste 5 & 6, North Ridgeville, OH 99515	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2028	101.9	101.9	89.7	0.03%
TFR Transit Inc, The Free Ride Inc, South Florida Free Ride Inc.,Tag-A	(#,^)	777 South Flagler Dr Ste 800W, West Palm Beach, FL 02816	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	107.5	107.5	101.8	0.03%
US Shipping Trans Inc, Esteem Trucking Inc	(#,^)	16102 Sweetwater Court, Lathrop, CA 49417	Truck Transportation	Term Loan	Prime plus 2.75%	9/26/2028	715.3	715.3	709.1	0.22%
Dentistry By Design, P.C	(#,^)	315 Walt Whitman Road Ste 204-205, South Huntington, NY 02879	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2028	12.9	12.9	11.6	—%
Ace Auto Recovery, Inc.	(#,^)	1209 North Lane Ave, Jacksonville, FL 49417	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2043	155.2	155.2	171.9	0.05%
LTS School, Inc.	(#,^)	3731 NW 9th Ave, Deerfield Beach, FL 30188	Educational Services	Term Loan	Prime plus 2.75%	9/26/2043	98.2	98.2	112.8	0.03%
Above and Beyond Preschool LLC	(#,^)	672-678 Camellia Dr, Royal Palm Beach, FL 77375	Social Assistance	Term Loan	Prime plus 2.75%	9/26/2043	535.9	535.9	598.5	0.18%
Newsome Mobile Notary LLC	(#,^)	8153 12th Ave SW, Seattle, WA 28110	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2028	4.5	4.5	3.9	—%
Steadfast Support Services, LLC	(#,^)	1432 Crooked Stick Dr, O'Fallon, MO 45242	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	9/25/2028	9.1	9.1	8.0	—%
Bhatti LLC, Bhatti 3 LLC, dba Auntie Annes	(#,^)	7219 Silver Mist Ave, North Chesterfield, VA 34135	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/25/2028	107.4	107.4	97.9	0.03%
Phillip Ramos Upholstery Inc.	(#,^)	3835 Elm St., Denver, CO 08065	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2028	13.3	13.3	11.6	—%
D & D Optics Inc dba Sterling Optical	(#,^)	1487 East LaSalle Dr, Bismark, ND 87558	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	46.4	46.4	41.5	0.01%
DC Lofty, LLC,	(#,^)	301 I St. NW, Washington, DC 19610	Accommodation	Term Loan	Prime plus 2.75%	9/21/2028	19.3	19.3	17.2	0.01%
Southern Services and Equipment, Inc	(#,^)	321 Bayou Rd, Saint Bernard, LA 32712	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2028	366.8	366.8	352.0	0.11%
Southern Services and Equipment, Inc.	(#,^)	321 Bayou Rd, Saint Bernard, LA 80439	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2043	203.4	203.4	215.4	0.07%
MillClem Corporation & Monticello Corporation	(#,^)	16660 Oak St., Dillwyn, VA 11731	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/21/2043	321.1	321.1	368.4	0.11%
The Garden Club, LLC	(#,^)	125 South DuBuque St., Iowa City, IA 97019	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/21/2028	5.7	5.7	5.0	—%
Tables and Bars Services, Inc and Tables and Bars Rentals, LLC	(#,^)	5051 Peachtree Corners Circle Ste #200, Norcross, GA 19120	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/20/2028	15.5	15.5	14.5	—%
Watearth Inc	(#,^)	445 South Figuerora Ste 3128, Los Angeles, CA 65616	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/19/2028	19.3	19.3	17.0	0.01%
Super Station Inc	(#,^)	8855 N Country Road 25A, Pique, OH 30461	Gasoline Stations	Term Loan	Prime plus 2.75%	9/19/2043	203.0	203.0	232.9	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Dash Point Distributing LLC, Dash Point Logistics LLC and Sara Consal	(#,^)	35000 Pacific Hwy, Federal Way, WA 77630	Truck Transportation	Term Loan	Prime plus 2.75%	9/19/2028	409.9	409.9	358.7	0.11%
Lewis River Golf Course, Inc.	(#,^)	3209 Lewis River Road, Woodland, WA 93725	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/19/2043	485.0	485.0	556.5	0.17%
M&P RV LLC dba M&P RV	(#,^)	10 Century Lane, Dillsburg, PA 33434	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/19/2043	106.0	106.0	121.5	0.04%
C3 Capital, Inc	(#,^)	10010 N. Hampton Cove Lane, Indianapolis, IN 32669	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/19/2028	550.6	550.6	539.3	0.17%
DB Talak LLC	(#,^)	2018 SE 6th Ave, Portland, OR 93722	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/18/2043	147.5	147.5	161.0	0.05%
E & G Enterprises LLC dba Comfort Keepers	(#,^)	220 Middle St., Franklin, VA 33134	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/18/2028	5.2	5.2	4.5	—%
Pastel de Feira LLC dba Original Pastel De Feira	(#,^)	4244 Pine Ridge CT, Weston, FL 11803	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2028	5.2	5.2	4.9	—%
Glendale Grill Inc, Roddy Cameron, Jr & John K Symasko	(#,^)	65 Glendale St., Easthampton, MA 28645	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2043	169.8	169.8	186.3	0.06%
Culmination Motorsports, Inc.	(#,^)	160 W 91st Ave, Unit B, Anchorage, AK 08053	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2043	542.8	542.8	619.8	0.19%
L&M Equipment, Inc	(#,^)	Mile 2.5 Alaska Peninsula Hwy, Naknek, AK 44109	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/14/2043	1,212.6	1,212.6	1,342.7	0.41%
Baby's on Broadway LLC	(#,^)	47 East Broadway, Little Falls, MN 76104	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/14/2028	43.0	43.0	40.6	0.01%
J & C Garcia LLC	(#,^)	26 Broad St., Alexander City, AL 11530	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/14/2028	63.6	63.6	57.1	0.02%
Rihahn Inc. dba RDBL, Inc	(#,^)	1397 McGuire Road, Lamar, AR 79756	Forestry and Logging	Term Loan	Prime plus 2.75%	9/14/2028	118.4	118.4	111.4	0.03%
QBS, LLC dba Sterling Optical Exton	(#,^)	211 W Lincoln Hwy, Exton, PA 79768	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/14/2028	69.9	69.9	61.8	0.02%
Innovim LLC	(#,^)	6401 Golden Triangle Dr Ste 200, Greenbelt, MD 35215	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/14/2028	98.4	98.4	86.1	0.03%
Innovative Network Solutions Inc	(#,^)	31567 West 10 Mile Road, Farmington Hills, MI 95113	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/13/2028	107.5	107.5	97.2	0.03%
Underground Productions LLC dba 31 Escape	(#,^)	1731 Decatur Hwy, Fultandale, AL 01824	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2043	95.8	95.8	109.9	0.03%
Rancho Paving, Inc	(#,^)	339 Cypress Lane, El Cajon, CA 05355	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/10/2028	161.2	161.2	161.0	0.05%
Pool Guard of LA	(#,^)	10866 Washington Blvd, Apartment #24, Culver City, CA 33180	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/7/2028	19.3	19.3	17.0	0.01%
Dr. G's Urgent Care LLC	(#,^)	1425 S Congress Ave, Delray Beach, FL 33016	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2028	19.3	19.3	16.9	0.01%
MurlinComputerCompany LLC dba Murlin Computer,	(#,^)	3000 Erika Ave, Sedalia, MO 21040	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/7/2028	13.4	13.4	12.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Pelican Executives Suites, LLC	(#,^)	2200 Colorado Ave Sutie 131, Santa Monica, CA 22079	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/7/2028	273.1	273.1	238.9	0.07%
Asheville Spine and Nerve Institute PC	(#,^)	190 Broadway St Ste 205, Asheville, NC 52342	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2043	87.8	87.8	100.2	0.03%
NY Tent, LLC dba Tent Company of New York LLC, NY Tent Parent LLC, Dav	(#,^)	140141 Lakeland Ave, Bohemia, NY 11040	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/7/2028	276.7	276.7	265.0	0.08%
Trolley Express Philly, Inc dba Shuttlebee &Honeybee Transportation LL	(#,^)	3401 Market St. Ste 200, Philadelphia, PA 11318	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/6/2028	8.0	8.0	7.4	—%
Living Centers Inc. dba Veranda House Senior Living	(#,^)	5129 E 5th St, Katy, TX 33324	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	8/31/2043	408.6	408.6	468.7	0.14%
National Stone LTD and NSI Group Inc	(#)	804-810 W Shady Grove Road, Grand Prairie, TX 99587	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/31/2044	302.0	302.0	348.4	0.11%
LACCRB LLC dba PostNet	(#,^)	3250 Retail Dr Ste 120, Carson City, NV 10019	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2028	13.0	13.0	11.7	—%
XL Soccer World Orlando. LLC, XL Soccer World Saco LLC, XL Sports Worl	(#,^)	825 Courtland St., Orlando, FL 06437	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/30/2043	435.9	435.9	500.1	0.15%
Stat Constructor L.P	(#,^)	9573 US Hwy 220, Stoneville, NC 21102	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/30/2028	88.7	88.7	92.0	0.03%
Extreme Engineering, Inc.	(#,^)	598 Oliver Dr, Troy, MI 99587	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/29/2028	106.6	106.6	94.2	0.03%
ARVAmethod LLC	(#,^)	516 N Ogden Ave # 150, Chicago, IL 94103	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2028	2.0	2.0	1.8	—%
Greenfield Hill Wines & Spirits, LLC	(#,^)	65 Hillside Road, Fairfield, CT 32708	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2028	78.5	78.5	69.5	0.02%
Kotyark LLC dba Gibsonton Motel	(#,^)	11545 US Hwy 41S, Gibsonton, FL 97415	Accommodation	Term Loan	Prime plus 2.75%	8/29/2043	79.9	79.9	91.7	0.03%
JFK Transportation Inc	(#,^)	4 Mechanic St, Natick, MA 37774	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/28/2028	136.0	136.0	121.6	0.04%
Graphish Studio, Inc.	(#,^)	231 Main St., Stamford, CT 33013	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2028	6.4	6.4	5.6	—%
Montana Life Group, LLC	(#,^)	8 N 9th Ave, Bozeman, MT 29464	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/24/2028	6.4	6.4	5.6	—%
Finn & Emma LLC	(#,^)	1275 Bloomfield Ave Building 5 Unit 28B, Fairfield, NJ 28012	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/24/2028	105.3	105.3	92.1	0.03%
Atlas Geo-Constructors LLC	(#,^)	3466 Thomasville Road Winston, Winston-Salem, NC 06475	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/24/2028	64.0	64.0	64.4	0.02%
Evans and Paul LLC, Evans & Paul Unlimited Corp	(#,^)	140 Dupont St., Plainview, NY 84751	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	74.5	74.5	67.4	0.02%
Wearware Inc dba FlyWire Cameras	(#,^)	2204 Blackmoor Park Lane, Lexington, KY 07039	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	19.2	19.2	17.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Zash LLC dba Papa Murphy's take 'N' Bake Pizza	(#,^)	2303 White Bear Ave, Maplewood, MN 44255	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2028	36.0	36.0	33.5	0.01%
Buffalo Biodiesel Inc.	(#,^)	225 Sawyer Ave, Tonawanda, NY 32225	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/21/2028	1,058.3	1,058.3	1,061.6	0.33%
Ginekis Enterprises, Inc dba Locanda Veneta	(#,^)	8638 W Third St., Los Angeles, CA 92707	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/20/2028	72.5	72.5	63.8	0.02%
Geo Tek Alaska, Inc	(#,^)	2756 Commercial Dr, Anchorage, AK 10016	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/17/2044	124.2	124.2	136.9	0.04%
ATI Jet, Inc.	(#,^)	7007 Boeing Dr, El Paso, TX 02646	Air Transportation	Term Loan	Prime plus 2.75%	8/16/2028	174.1	174.1	168.8	0.05%
Lewins Law, P.C.	(#,^)	7920 Belt Line Rd Ste 650, Dallas, TX 06105	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/16/2028	15.4	15.4	13.4	—%
GS Bath Inc	(#,^)	5335 E Kaviland Ave, Fresno, CA 60435	Truck Transportation	Term Loan	Prime plus 2.75%	8/15/2028	490.6	490.6	491.6	0.15%
Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 98028	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/14/2028	37.5	37.5	34.7	0.01%
L.A. Insurance Agency GA 10 LLC	(#,^)	6655 Tara Blvd. Ste 401, Jonesboro, GA 60612	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/10/2028	9.6	9.6	8.4	—%
Crystal Shores Inc. dba Shorewood Laundromat	(#,^)	700 West Jefferson St., Shorewood, IL 19702	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/9/2028	19.1	19.1	17.5	0.01%
David D. Sullivan dba DMS Construction	(#,^)	6400 Charwood Place, Bakersfield, CA 93307	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/9/2028	11.5	11.5	10.1	—%
Palanuk & Associates, Inc.dba Wolfpk	(#,^)	28110 SE Fern Dr, Boring, OR 93307	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/8/2028	87.4	87.4	77.2	0.02%
CJNR, LLC	(#,^)	208 East Main St., Elma, WA 21117	Accommodation	Term Loan	Prime plus 2.75%	8/7/2043	117.9	117.9	135.3	0.04%
Mercedes Cab Company, Inc	(#,^)	35 Alden St., Providence Town, MA 44095	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/7/2028	110.9	110.9	100.7	0.03%
Ron's Pool and Spa Services LLC	(#,^)	1419 NE 30th St., Pompano, FL 46218	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/3/2028	3.2	3.2	2.8	—%
Alma Jacobsen,ODD Family Eye Care & Contact Lens LLC	(#,^)	1700 Nottingham Way Ste 12A, Hamilton, NJ 98045	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	8/3/2028	51.4	51.4	45.7	0.01%
20th Century Lanes, Inc dba West Seattle Bowl	(#,^)	4505 39 Ave SW, Seattle, WA 33444	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/3/2028	96.0	96.0	95.0	0.03%
Millwork Unlimited, Incorporated	(#,^)	8264 Pine Cay Road, Wellington, FL 48383	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	8/2/2028	6.4	6.4	5.6	—%
Accel Compression Inc., Accel Workover Services, Inc	(#,^)	4500 S Country Road, Odessa, TX 32725	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2043	296.0	296.0	319.0	0.10%
Accel Compression Inc., Accel Workover Services Inc. dba Mica Tool & T	(#,^)	4500 S. Country Road 1310, Odessa, TX 60473	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2028	394.8	394.8	386.7	0.12%
Samy Optical LLC dba Site for Sore Eyes	(#,^)	1350 Travis Blvd Ste 1507A, Fairfield, CA 33444	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/1/2028	94.0	94.0	82.3	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

CSL Services Inc	(#,^)	7905 Browning Rd, Ste.312,314,316, Pennsauken, NJ 91316	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/27/2028	463.6	463.6	434.0	0.13%
Nunez Enterprises Corporation dba La Casa	(#,^)	3330 Piedmont RD NE, Atlanta, GA 93722	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/26/2028	6.7	6.7	5.9	—%
Relevant Elephant ,LLC	(#,^)	ON320 Woodvale St, Winfield, IL 33306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2028	5.1	5.1	4.5	—%
Top Shelf Towing and Road Service, LLC	(#,^)	25 Sycamore St., Carnegie, PA 90036	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/24/2028	10.8	10.8	9.5	—%
TR Nails, LLC dba Simple Nails	(#,^)	158 Great Road, Bedford, MA 33487	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/20/2028	52.9	52.9	46.2	0.01%
ZA Trucking LLC	(#,^)	5945 York Way, East Lansing, MI 11746	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2028	8.7	8.7	8.3	—%
674 Club LLC	(#,^)	674 N Orleans, Chicago, IL 98501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2043	253.2	253.2	290.5	0.09%
Mother's Cantina LLC dba Mother's Cantina	(#,^)	2810 Philadephia Ave Unit #10, Ocean City, MD 60639	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/13/2028	58.2	58.2	52.0	0.02%
HQTRONICS LLC	(#,^)	10135 South Roberts Rd Ste 209, Palos Hills, IL 27850	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/13/2028	52.9	52.9	46.3	0.01%
Smart-tel Communications LLC	(#,^)	9720 W. Colfax Ave Ste 100, Lakewood, CO 33325	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2028	17.9	17.9	18.6	0.01%
Smoove Move Productions, LLC dba Smoove Move Productions	(#,^)	3932 North 16th St., Omaha, NE 46201	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	7/12/2028	9.1	9.1	9.4	—%
Talent Logistix, LLC, Pinpoint Staffing LLC & ITC 2.0 LLC	(#,^)	6350 Shadeland Ave, Indianpolis, IN 07107	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/3/2028	52.9	52.9	48.2	0.01%
Vital Inspection Professionals, Inc. dba VIP	(#,^)	180 Airpark Industrial Rd, Alabaster, AL 20782	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/3/2028	263.5	263.5	256.6	0.08%
US Cargo Express, LLC	(#,^)	4735 22 Mile Road, Utica, MI 11205	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/2/2043	82.0	82.0	94.1	0.03%
Bio-Haz Solutions, Inc	(#,^)	23 Tonolli Road, Nesquehoning, PA 32504	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/29/2029	222.4	222.4	222.7	0.07%
Bio-Haz Solutions, Inc.	(#,^)	23 Tonoli Road, Nesquehoning, PA 38109	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/29/2044	360.0	360.0	373.8	0.12%
M J Losito Electrical Contractor's, Inc	(#,^)	98 Wooster St., Bethel, CT 77577	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2028	19.3	19.3	17.9	0.01%
Corptek Solutions LLC	(#,^)	2363 N. Hwy # 287 Ste # 111, Mansfield, TX 33441	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2028	39.9	39.9	34.8	0.01%
Critter Cabana, LLC dba Critter Cabana	(#,^)	516 East Main St., Newberg, OR 46163	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/28/2028	70.4	70.4	61.5	0.02%
National Dredging Services of North Florida, Inc.	(#,^)	1537 Northwest Main Blvd., Lake City, FL 45242	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2043	27.8	27.8	31.9	0.01%
RLW4 Builders LLC	(#,^)	152 Tuckahoe Lane, Southhampton, NY 06339	Construction of Buildings	Term Loan	Prime plus 2.75%	6/27/2043	966.1	966.1	1,108.3	0.34%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Darnoc Enterprises Inc, Setira Paul Inc dba Conrad's Famous Bakery, In	(#,^)	299 Utica Ave, Brooklyn, NY 30324	Food Manufacturing	Term Loan	Prime plus 2.75%	6/27/2043	342.5	342.5	382.2	0.12%
Julie Cooper-Bierman dba Forever Shopper	(#,^)	7435 Piute Creek Dr, Corona, CA 20170	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/27/2028	13.5	13.5	11.8	—%
National Dredging Services of North Florida, Inc.	(#,^)	1537 Northwest Main Blvd., Lake City, FL 89012	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2028	44.7	44.7	46.3	0.01%
Nick's Country Kitchen, LLC	(#,^)	3 Flanders RD, Building #1, Bethlehem, CT 02816	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2028	18.9	18.9	16.8	0.01%
InUSA Ventures, Inc	(#,^)	508 Hyacinthus Court, San Ramon, CA 11509	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/27/2028	42.0	42.0	36.7	0.01%
Bengals, Inc. dba Royal Liquor Mart	(#,^)	3714 E State St., Rockford, IL 44515	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/26/2043	102.6	102.6	111.7	0.03%
Peter Thomas Roth Labs LLC, & June Jacobs Labs, LLC,	(#,^)	460 Park Ave, Floor 16, New York, NY 92806	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/26/2028	777.3	777.3	703.0	0.22%
Sun Pools, Inc	(#,^)	130 Holiday LN, Albany, KY 18503	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2043	295.6	295.6	300.2	0.09%
Sun Pools, Inc dba Sun Fiberglass Pools	(#,^)	130 Holiday Lane, Albany, KY 77979	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2028	656.6	656.6	598.5	0.18%
DPF Filters Inc.	(#,^)	2832 Golden State Blvd., Madera, CA 77979	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/25/2028	57.7	57.7	51.9	0.02%
Martha Beauty Supply And Braiding, Inc.	(#,^)	538 E Boughton Road, Bolingbrook, IL 30097	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/22/2043	134.9	134.9	154.6	0.05%
Sushi Prime, LLC and Vasilia Investments	(#,^)	32 SE 2nd Ave, Delray Beach, FL 20878	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2028	231.0	231.0	215.6	0.07%
The Desert House Assisted Living ,LLC dba The Desert House Assisted Li	(#,^)	11055 E Grove St, Mesa, AZ 61252	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/22/2043	76.0	76.0	84.9	0.03%
Mr. Lube, Inc	(#,^)	721 E Westpoint Dr., Wasilla, AK 98683	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2043	654.6	654.6	695.4	0.21%
Mr. Lube, Inc.	(#,^)	721 E. West Point Dr, Wasilla, AK 85034	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2028	516.8	516.8	497.4	0.15%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	300 Harold Dow Hwy, Eliot, ME 07003	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2028	119.7	119.7	117.7	0.04%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	300 Harold Dow Hwy, Elliot, ME 30354	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2043	235.2	235.2	254.1	0.08%

Independent Life LLC	(#,^)	4955 S Durango Dr, Ste124, Las Vegas, NV 34102	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/21/2028	104.3	104.3	91.0	0.03%
Lilo Holdings LLC	(#,^)	1000 Roosevelt Ave, Cartaret, NJ 98422	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/20/2028	16.0	16.0	14.4	—%
Mid America Motorworks, Inc and Yager Holdings L.P	(#,^)	2900 North 3rd St., Effingham, IL 78213	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/19/2043	484.4	484.4	554.9	0.17%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Jones Roger Sherman Inn, Inc.	(#,^)	195 Oenoke Ridge, New Canaan, CT 19027	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2028	369.0	369.0	382.2	0.12%
Colovic Hackettstown Dairy LLC	(#,^)	22 Route 57, Hackettstown, NJ 48813	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2043	265.5	265.5	303.3	0.09%
Allen Theatre and Back Stage Cafe LLC	(#,^)	36 East. Main St., Annville, PA 60659	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/18/2043	121.7	121.7	137.0	0.04%
Schumacker Recreation, LLC	(#,^)	5325 S University Dr, Davie, FL 98032	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/18/2028	126.0	126.0	130.6	0.04%
Venzix Ventures Inc. dba Venzix	(#,^)	750 Legend Oak Dr, Fountain, CO 97123	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/15/2028	11.1	11.1	10.8	—%
Northway Exit 29 Campground, Inc dba Adirondacks Jellystone Parks & Pa	(#,^)	4035 Blue Ridge Road, North Hudson, NY 96825	Accommodation	Term Loan	Prime plus 2.75%	6/15/2043	208.9	208.9	239.3	0.07%
Softrol Systems Inc dba Softrol Systems	(#,^)	1100 Northpoint Pkwy SE, Acworth, GA 89501	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/15/2028	740.8	740.8	657.9	0.20%
Dianne Williams and Louis Williams dba Sweetlips Store	(#,^)	3870 Sweet Lips Rd, Henderson, TN 35243	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/15/2043	44.7	44.7	49.6	0.02%
Oil Palace Inc.	(#,^)	10408 Hwy 64 East, Tyler, TX 44709	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/15/2043	140.2	140.2	160.9	0.05%
Tele Tax Express Inc	(#,^)	166 Getty Ave, Paterson, NJ 08270	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2028	18.9	18.9	18.8	0.01%
Team Sandy Blanton Realty, Inc	(#,^)	1225 West Gregory St, Pensacola, FL 29511	Real Estate	Term Loan	Prime plus 2.75%	6/14/2043	94.1	94.1	99.2	0.03%
E & J Sims Co. LLC	(#,^)	28 Broad St., Bloomfield, NJ 33567	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2028	42.0	42.0	38.3	0.01%
Mastiff Studios LLC	(#,^)	2919 West Colorado Ave, Colorado Springs, CO 79809	Educational Services	Term Loan	Prime plus 2.75%	6/13/2043	41.3	41.3	46.9	0.01%
Ciasom LLC dba Mosaic	(#,^)	1040-1042 Richard Ave, Santa Clara, CA 15147	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/11/2028	151.3	151.3	132.9	0.04%
Beyond Grooming LLC and Michelle McWatters	(#,^)	1200 Old Martindale Rd, San Marcos, TX 33904	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/8/2043	41.5	41.5	47.1	0.01%
Camp K-9 Pet Resort & Spa, Inc.	(#,^)	18501 Le Claire Ave, Tinley Park, IL 45103	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/8/2028	6.9	6.9	6.2	—%
Skyways LTD,Jet 60 LLC,Mendean Jonath, Inc,Jet AOG, Inc & Jonathan Men	(#,^)	426 15th St. NW, Huron, SD 33172	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/8/2043	365.3	365.3	390.5	0.12%
Icebox Cafe, L.C. and Icebox Cafe at Doral,LLC	(#,^)	1855 Purdy Ave, Miami Beach, FL 07017	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2028	665.1	665.1	594.9	0.18%
Applied Behavioral Consulting, Inc	(#,^)	422 Blooming Grove Tpke, New Windsor, NY 97603	Social Assistance	Term Loan	Prime plus 2.75%	6/7/2043	48.3	48.3	54.5	0.02%
H S Corporation dba Lake Anna Lodge	(#,^)	5152 Courthouse Rd, Spotsylvania, VA 79336	Accommodation	Term Loan	Prime plus 2.75%	6/7/2043	126.8	126.8	145.3	0.04%
Anurag, LLC dba Oakwood Package Store	(#,^)	191-195 Oakwood Ave, West Hartford, CT 90010	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/6/2043	132.7	132.7	142.0	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Hardway Inc and A F C Leasing, Inc	(#,^)	12533 S. 73rd East Place, Bixby, OK 07801	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/6/2028	246.8	246.8	215.4	0.07%
Sowells Consulting Engineers, LLC	(#,^)	13430 Northwest Freeway #260, Houston, TX 91744	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/6/2028	18.9	18.9	16.6	0.01%
Funtime ,LLC dba Indoor Playgrounds International	(#,^)	13200 West Foxfire Dr Ste 144, Surprise, AZ 70380	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2028	211.2	211.2	184.5	0.06%
SSD Designs LLC	(#,^)	10840 Bay Hill Club Dr, Charlotte, NC 44039	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/5/2028	62.4	62.4	55.1	0.02%
Mastrocinque Restaurant Management Company LLC dba Santionii's Itali	(#,^)	3535 Hwy 17 Unit 14 &15, Fleming Island, FL 07801	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2028	52.6	52.6	53.2	0.02%
BTD Feed & Nutrition, LLC dba Thomaston Feed Cheshire	(#,^)	943 South Main St., Cheshire, CT 33401	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/1/2028	42.0	42.0	36.7	0.01%
Awan Business Management Group LLC, Awan Sign Company lLLC &Awan Promo	(#,^)	14429 South Wallin Dr, Plainfield, IL 32223	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2043	266.3	266.3	295.1	0.09%
Seraj Wireless, LLC	(#,^)	132 Madison Ave, Albany, NY 85009	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	5/31/2028	104.2	104.2	107.9	0.03%
SSMV LLC dba Burgerim	(#,^)	115 Pelham Road, Ste 1, Greenville, SC 19702	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/30/2028	55.3	55.3	53.4	0.02%
Eagle Aggregate Transportation, LLC	(#,^)	4401 N I-35 Ste #113, Denton, TX 33411	Truck Transportation	Term Loan	Prime plus 2.75%	5/30/2028	72.9	72.9	67.5	0.02%
Crowley Ventures, LLC	(#,^)	665 Worthington Rd, Westerville, OH 11746	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2028	62.2	62.2	55.4	0.02%
Iloka, Inc dba New Cloud Networks	(#,^)	160 Inverness Dr. W Ste 150, Englewood, CO 23237	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2028	208.4	208.4	195.3	0.06%
Ocean Breeze Holdings, LLC, Ocean Beach Resort LLC & Ocean Breeze LanC	(#,^)	3 Williams Ave, Mystic, CT 32254	Accommodation	Term Loan	Prime plus 2.75%	5/25/2043	1,245.1	1,245.1	1,426.5	0.44%
Adow Pools LLC	(#,^)	393 Glenbrook Road, Stamford, CT 63366	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	145.9	145.9	131.2	0.04%
Starship, LLC dba Tint World Smyrna	(#,^)	2274 S Atlanta Road SE, Smyrna, GA 95330	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/25/2043	95.0	95.0	107.1	0.03%
Broadalbin Properties LLC dba Broadalbin Hotel & 1854 Pub & Eatery	(#,^)	59 West Main St, Broadalbin, NY 80207	Accommodation	Term Loan	Prime plus 2.75%	10/25/2043	196.6	196.6	225.9	0.07%
Dream Spa LLC and Dream Spa Greenwich LLC	(#,^)	1220 Post Road East, Westport, CT 98106	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	83.5	83.5	73.9	0.02%
Seaside Acupuncture LLC	(#,^)	1041 Johnnie Dodds Blvd, Ste 2-C, Mount Pleasant, SC 94520	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/24/2043	48.2	48.2	53.0	0.02%
DMA Equipment LLC	(#,^)	700 Lee St., Elk Grove Village, IL 52240	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/24/2043	251.5	251.5	271.0	0.08%
Chem-Flotronics, Inc.	(#,^)	195 Paterson Ave, Little Falls, NJ 70085	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/22/2028	83.4	83.4	74.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Yakov Levy M.D., P.C.	(#,^)	70-31 108th St., Forest Hills, NY 20001	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	28.2	28.2	25.0	0.01%
Mark A Espinoza, DDS PLLC dba Central Dental Care	(#,^)	9315 N Central Ave, Phoenix, AZ 70085	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	52.3	52.3	45.6	0.01%
On Stage Enterprises LLC, On Stage Theaters Branson, LLC, On Stage Th	(#,^)	4570 W Post Road Ste #100, Las Vegas, NV 30092	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/17/2028	208.4	208.4	181.9	0.06%
JVLS LLC dba Vaccines 2 Go	(#,^)	4060 Johns Creek Parkway, Ste H,, Suwanee, GA 58503	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/17/2028	6.9	6.9	6.0	—%
Joshua One Limited Liability Company dba Genesis Personal Fitness	(#,^)	28 North State St. Unit 100, Newtown, PA 77389	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/16/2043	309.5	309.5	330.6	0.10%
Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 43068	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/16/2028	124.6	124.6	116.2	0.04%
Fireplace Outlet Inc	(#,^)	8216 Main St., Williamsville, NY 90071	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/15/2028	18.8	18.8	19.4	0.01%
James T. Hendel dba Autotexx Mobile Auto Repair	(#,^)	5857 Hwy101 North, Rockmart, GA 98674	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2028	6.3	6.3	6.5	—%
Galore Salon & Extension Lounge Inc dba Pretty Chic Hair & Lashes	(#,^)	5714 Edmondson Pike Ste 24, Nashville, TN 95330	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/14/2028	3.7	3.7	3.3	—%
Bote Virginia Beach, Inc. dba Bote Virginia Beach	(#,^)	1080 Nimmo Pkwy, Ste 104, Virginia Beach, VA 23851	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/11/2028	9.3	9.3	8.3	—%
Circle and Square, Inc dba Stamford Kumon	(#,^)	50 Forest St. Ste 902, Stamford, CT 45356	Educational Services	Term Loan	Prime plus 2.75%	5/11/2028	35.4	35.4	31.0	0.01%
Adhara, LLC	(#,^)	18123 E Appleway Ave, Spokane Valley, WA 98003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/11/2043	42.2	42.2	46.4	0.01%
Daniel Woodward, DC PLLC dba Doc's Body Shop	(#,^)	3084 N Goliad St., Ste 114, Rockwall, TX 46236	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/11/2028	31.8	31.8	27.8	0.01%
Baby Gentry's Childcare & Learning Academy	(#,^)	4203 Shenandoah Dr, Dayton, OH 97214	Social Assistance	Term Loan	Prime plus 2.75%	5/10/2028	9.4	9.4	8.2	—%
Buy Gitomer Inc., Gitgo LLC.,GitGo Archives, LLC, and Jeffrey Gitomer	(#,^)	310 Arlington Ave Unit 329, Charlotte, NC 01027	Educational Services	Term Loan	Prime plus 2.75%	5/9/2043	699.0	699.0	800.8	0.25%
Schmaltz Operations LLC dba Companion Camp	(#,^)	3408 Castle Rock Farm Road, Pittsboro, NC 20770	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/7/2028	50.0	50.0	48.5	0.01%
Container Shipping, LLC	(#,^)	533 Nova Rd Ste 213B, Ormond Beach, FL 19341	Support Activities for Transportation	Term Loan	Prime plus 2.75%	5/4/2028	41.7	41.7	36.4	0.01%
Wilbur Standford Jr Trucking and Excavating, LLC	(#,^)	7505 North Chases Lake Road, Watson, NY 99633	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/3/2028	200.1	200.1	198.1	0.06%
Olmsted LLC and 626 Van LLC dba Maison Yaki	(#,^)	659 Vanderbilt Ave, Brooklyn, NY 07072	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/1/2029	206.5	206.5	187.2	0.06%
Brenden Kehren Development LLC	(#,^)	14689 Gemara Road, Sparta, WI 35068	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	2.5	2.5	2.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Metropolitan Solutions Inc.	(#,^)	1420 Chestnut St., Portsmouth, VA 31061	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2043	170.7	170.7	173.8	0.05%
Sunlinc Inc	(#,^)	170 Canterbury Court, East Windsor, NJ 98812	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	8.1	8.1	7.0	—%
Saltamontes Tire Company, LLC	(#,^)	1955 Boston Ave, Brodgeport, CT 31061	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2043	98.7	98.7	109.0	0.03%
Corona Dance, LLC dba Huracan Dance Studio	(#,^)	480 West Main St., Stamford, CT 74131	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/30/2028	9.9	9.9	8.6	—%
Rory James Contracting LLC	(#,^)	33 Bennett Place, Amityville, NY 89183	Construction of Buildings	Term Loan	Prime plus 2.75%	4/27/2028	13.3	13.3	11.6	—%
Kastoria Inc. dba Bantam Pizza	(#,^)	768 Bantam Road, Bantam, CT 28801	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2028	12.4	12.4	11.0	—%
Suraj Enterprises, Inc.	(#,^)	11720 W. Airport Road, Meadows Place, TX 92020	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/27/2028	258.0	258.0	246.5	0.08%
Little Angels Daycare and Learning Center LLC	(#,^)	4551 Summit Blvd, West Palm Beach, FL 65301	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2043	154.8	154.8	177.4	0.05%
RWT Corporation dba Welding Works	(#,^)	32 New Road, Madison, CT 19104	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	429.5	429.5	395.6	0.12%
Pledge 4 Hope LLC	(#,^)	53 Bayberry Loop South, Purvis, MS 80134	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/26/2028	12.4	12.4	10.9	—%
LMH Optics LLC dba Sterling Optical	(#,^)	1272 Smallwood Dr West, Waldorf, MD 33445	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2028	41.3	41.3	36.2	0.01%
K&S Hardware LLC	(#,^)	1865 W Wayzata Blvd, Long Lake, MN 75034	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/26/2028	18.6	18.6	16.2	0.01%
Matrix Z, LLC	(#,^)	800 SW 21st Terrace, Ft Lauderdale, FL 90232	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	65.3	65.3	65.6	0.02%
RWT Corporation dba Welding Works	(#,^)	32 New Road, Madison, CT 90404	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2043	204.8	204.8	209.6	0.06%
Joe & Sons Service, Inc	(#,^)	855 Atwood Ave, Cranston, RI 89706	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/24/2028	86.8	86.8	89.9	0.03%
Just for Boats LLC	(#,^)	459 Dupre Road, McClellanville, SC 27048	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	16.9	16.9	19.3	0.01%
Spitnale's Garage LLC	(#,^)	3761 Mahoning Ave, Youngstown, OH 60642	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	58.0	58.0	63.4	0.02%
Rosemarie Products Company LLC	(#,^)	5400 Crooked Tree Dr, Mason, OH 33534	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	4/18/2028	12.4	12.4	10.8	—%
Means Enterprises LLC	(#,^)	4150 Legacy Dr N Ste # 412, Frisco, TX 06901	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/18/2028	5.8	5.8	5.2	—%
James L Shoemaker APCC	(#,^)	221 W Judge Perez Dr, Chalmette, LA 06824	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2028	13.3	13.3	11.6	—%
Veterinary Preventive Care, LLC	(#,^)	945 Riverview Ct, Xenia, OH 01760	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/18/2028	38.7	38.7	35.3	0.01%
A New Dawn Psychotherapy Associates, LLC	(#,^)	308 E Broad St, Bethlehem, PA 48084	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2043	84.3	84.3	89.7	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AZ 59715	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2043	21.7	21.7	22.8	0.01%
Southern Oaks Athletic Club, LLC	(#,^)	15253 Shenandoah Ave, BATON ROUGE, LA 40509	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/17/2043	353.2	353.2	397.8	0.12%
Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AR 11803	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2028	32.7	32.7	31.3	0.01%
1301 Starks Inc.	(#,^)	1301 West Atkinson Ave, Milwaukee, WI 27107	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2028	18.6	18.6	19.2	0.01%
Patricia A. Freeman & Samuel C. Freeman dba Teenas Pizza	(#,^)	35 E Main St., Pekin, IN 55025	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2043	40.4	40.4	44.6	0.01%
Precision Components Group Inc	(#,^)	190 Doty Circle, West Springfield, MA 14150	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/11/2028	18.6	18.6	18.0	0.01%
Sexy Nails Center LLC	(#,^)	57 Passaic St., Garfield, NJ 90048	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/10/2043	195.1	195.1	220.7	0.07%
Mark Baker	(#,^)	1653 Evalie Dr, Fairfield, OH 30060	Truck Transportation	Term Loan	Prime plus 2.75%	4/9/2028	8.1	8.1	7.4	—%
Innovation Transport LLC	(#,^)	1 International Blvd, Ste 400, Mahwah, NJ 99501	Truck Transportation	Term Loan	Prime plus 2.75%	4/6/2028	42.4	42.4	41.0	0.01%
Newsome Mobile Notary LLC	(#,^)	8153 12th Ave SW, Seattle, WA 75254	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/5/2028	4.3	4.3	3.8	—%
Shree Lakshminarayyn Grocery Stores LLC	(#,^)	3307 Charles St., Rockford, IL 79925	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2043	115.6	115.6	128.1	0.04%
Bean City Bar and Grill LLC	(#,^)	N 2505 Bean City Road, New London, WI 93725	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/4/2043	77.0	77.0	87.6	0.03%
America's Little Leaders Academy, Inc	(#,^)	2570 NW 152nd Terrace, Opa-Locka, FL 76107	Social Assistance	Term Loan	Prime plus 2.75%	3/30/2043	21.6	21.6	25.1	0.01%
Payne's Environmental Services LLC	(#,^)	5617 Causeway Blvd, Tampa, FL 97009	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2028	185.9	185.9	187.2	0.06%
Michael S Brown Physical Therapy, P.C	(#,^)	300 Hempstead Tpke Ste. 3 & 4, Hempstead, NY 93306	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2028	81.0	81.0	77.5	0.02%
Fifth Wheel Truck Stop 001	(#,^)	3767 S Golden State Blvd, Fresno, CA 30236	Gasoline Stations	Term Loan	Prime plus 2.75%	3/30/2043	1,103.8	1,103.8	1,235.1	0.38%
B&C Texas Leasing Inc.,M & W Hot Oill, Inc	(#,^)	8124 Sprague Road, Odessa, TX 02657	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2043	259.7	259.7	292.9	0.09%
Master Roofing and Siding Inc.	(#,^)	25 Robert Pitt Dr Ste 213, Monsey, NY 33414	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2028	217.4	217.4	208.1	0.06%
Technical Ordnance Solutions,LLC	(#,^)	9950 Business Circle, Ste 13, Naples, FL 98116	Fabricated Metal Product Manufacturing	Term Loan	7.75%	3/30/2028	988.5	988.5	860.8	0.27%
Alaska Industrial Paint LLC	(#,^)	229 Whitney Road Unit B, Anchorage, AK 33064	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2043	214.5	214.5	246.7	0.08%
GQ Investments,LLC	(#,^)	5772 Miami Lakes Dr East, Miami, FL 60404	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	172.7	172.7	167.7	0.05%
Romancing the Stone	(#,^)	140 Centre of New England Blvd, Coventry, RI 98541	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2043	335.3	335.3	382.4	0.12%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Boulevard Books Inc.	(#,^)	1195 Castleton Ave, Staten Island, NY 79765	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/30/2043	85.9	85.9	100.8	0.03%
Alaska Industrial Paint LLC	(#,^)	229 Whitney Road, Unit B, Anchorage, AK 85007	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2028	102.3	102.3	106.3	0.03%
B&C Texas Leasing Inc and M&W Hot Oil, Inc.	(#,^)	8124 Sprague Road, Odessa, TX 78257	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2028	803.8	803.8	813.8	0.25%
Kaz Wellness, LLC dba Grounded Wellness Center	(#,^)	104 Clover Court, Bartlett, IL 79765	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2028	13.0	13.0	12.9	—%
Lou & Choo Enterprises Inc.	(#,^)	2101 West Hunting Park Ave, Philadelphia, PA 30305	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2044	104.6	104.6	118.4	0.04%
Cartwright Termite & Pest Control Inc. and Cartwright Termite &Pest Co	(#,^)	1376 Broadway, El Cajon, CA 01453	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2028	183.1	183.1	183.6	0.06%
Corning Lumber Company Inc & Frank R Close & Son Inc dba True Valley C	(#,^)	111 E. Laurel St., Willows, CA 68137	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/28/2028	71.8	71.8	75.2	0.02%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	1145 13th Ave East, Palmetto, FL 60190	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2043	207.0	207.0	232.9	0.07%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	1145 13th Ave East, Palmetto, FL 74344	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2028	127.7	127.7	128.4	0.04%
Montage Mountain Resorts, LP	(#,^)	1000 Montage Mountain Rd, Scranton, PA 15106	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/28/2043	1,202.3	1,202.3	1,411.1	0.43%
K.C. Communications, Inc.	(#,^)	2715 Saturn St., Brea, CA 32746	Telecommunications	Term Loan	Prime plus 2.75%	3/27/2028	51.3	51.3	53.7	0.02%
Towing Professionals of Arizona Inc dba Shamrock Towing & All Valley I	(#,^)	2801 W Osborn Road, Phoenix, AZ 30029	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2043	518.2	518.2	571.2	0.18%
Towing Professionals of Arizona Inc dba Shamrock Towing, All Valley Im	(#,^)	2801 W Osborn Road, Phoenix, AZ 33624	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2028	123.0	123.0	120.9	0.04%
Aque Investment Group LLC	(#,^)	3838 N. Sam Houston Parkway E, Houston, TX 68110	Real Estate	Term Loan	Prime plus 2.75%	3/23/2028	217.8	217.8	228.1	0.07%
All Regional Recyclers of Wood LLC dba ARROW	(#,^)	104 Wooster St., Bethal, CT 11791	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	107.6	107.6	108.6	0.03%
Denton BioFuels LLC and Amercian BioSource, LLC	(#,^)	624 W. University Dr.#359, Denton, TX 60465	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	73.1	73.1	72.9	0.02%
Shweiki Media Inc dba Study Breaks Magazine	(#,^)	4954 Space Center Dr, San Antonio, TX 60654	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/23/2028	61.5	61.5	64.4	0.02%
Sunshine Tents and Event Rentals LLC	(#,^)	2322 SW 58th Terrace, West Park, FL 48823	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/23/2028	50.8	50.8	53.3	0.02%
Cable Management, LLC	(#,^)	200 Pratt St., Meriden, CT 10549	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	65.9	65.9	67.4	0.02%
Kajun Martial Arts LLC	(#,^)	36546 Mission St., Prairieville, LA 21842	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2028	18.4	18.4	17.8	0.01%
New York Label & Box Corp	(#,^)	50 Oval Dr, Islandia, NY 01730	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2043	1,202.3	1,202.3	1,374.8	0.42%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Sofasco, Inc	(#,^)	182 Garber Lane, Winchester, VA 80215	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/23/2043	96.2	96.2	107.6	0.03%
GeoTek Alaska, Inc	(#,^)	2756 Commercial Dr, Anchorage, AK 35007	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2043	817.6	817.6	936.3	0.29%
Rexco Foods LLC dba Papa John's	(#,^)	18640 Fm 1488 Ste C, Magnolia, TX 46220	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2028	34.9	34.9	33.3	0.01%
RTSP Union LLC	(#,^)	2438 Route 22 East, Union, NJ 48317	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/20/2028	1,035.0	1,035.0	1,032.9	0.32%
Cest Chic Concepts, LLC dba Salon Cest Chic	(#,^)	15231 Hall Station Road Unit 104, Bowie, MD 18240	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/19/2028	9.2	9.2	9.0	—%
Petroleum Equipment & Services, Inc	(#,^)	5631 Silverado Way Unit G, Anchorage, AK 76063	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/16/2028	205.1	205.1	214.8	0.07%
Camerabots Media, LLC	(#,^)	4501 Ford Ave Ste 207, Alexandria, VA 87106	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/16/2028	12.3	12.3	11.9	—%
Rojenco, Inc. dba Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Road, Williamsburg, VA 11203	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	499.2	499.2	575.5	0.18%
CTD Operations Inc	(#,^)	219 Saint Nazaire Rd STE G, Broussard, LA 32055	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2028	54.8	54.8	53.1	0.02%
Bear Bones, Inc.	(#,^)	43 Libson St., Lewiston, ME 97132	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2043	21.6	21.6	25.1	0.01%
Rojenco, Inc. dba The Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Road, Williamsburg, VA 11968	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	74.2	74.2	85.8	0.03%
Rojenco II, Inc.	(#,^)	4357 Shore Dr, Virginia Beach, VA 94582	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	387.1	387.1	446.3	0.14%
Rojenco II,Inc.	(#,^)	4357 Shore Dr, Virginia Beach, VA 92881	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	74.2	74.2	85.8	0.03%
Summit Insights Group LLC	(#,^)	19 Briant Parkway, Summit, NJ 32055	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/14/2028	37.2	37.2	35.5	0.01%
Dante Ultimate Cleaning Service LLC	(#,^)	16969 River Park Dr, Covington, LA 42602	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/9/2028	8.4	8.4	8.4	—%
SRG Waterfront LLC	(#,^)	88 District Square SW, Washington, DC 93637	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2028	238.4	238.4	230.0	0.07%
2b Mom Inc dba Mom's the Word Maternity	(#,^)	3150 18th St., Ste 435, San Francisco, CA 10022	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/9/2028	79.7	79.7	76.2	0.02%
Treft Systems Inc	(#,^)	1050 Kings Hwy North Ste #107, Cherry HIll, NJ 99654	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2028	12.3	12.3	11.8	—%
Unpainted Arizona, LLC dba Westside Bowl	(#,^)	2617 Mahoning Ave, Youngstown, OH 85208	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/7/2043	100.8	100.8	115.1	0.04%
Espinoza & Salinas Group Ltd dba Credit 360 Consulting	(#,^)	17806 IH 10Ste 300, SAN ANTONIO, TX 60440	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/2/2028	4.1	4.1	4.0	—%
Stepping Stones Childrens Academy	(#,^)	720 Rancho Del Norte Dr, Las Vegas, NV 03903	Social Assistance	Term Loan	Prime plus 2.75%	3/2/2043	244.8	244.8	283.5	0.09%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

BC Bishop Enterprises LLC dba 9Round Pooler	(#,^)	105-107 Grand Central Blvd, Pooler, GA 99654	Educational Services	Term Loan	Prime plus 2.75%	3/2/2028	6.9	6.9	6.7	—%
The Law Offices of Samuel R Miller LLC	(#,^)	7405 Lake Worth Road, Lake Worth, FL 03903	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2043	114.3	114.3	133.9	0.04%
Connie Engelbrecht	(#,^)	20640 Raven Dr, Eagle River, AK 90802	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2028	2.4	2.4	2.4	—%
Merciful Heavenly Homes, LLC	(#,^)	401 Dillar's Mill Road, Tyner, NC 84401	Nursing and Residential Care Facilities	Term Loan	8%	2/28/2043	62.9	62.9	59.0	0.02%
Urban Fitness Group LLC dba Crunch Fitness Group LLC	(#,^)	2800 S IH-35, Ste 220, Round Rock, TX 89113	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2028	182.2	182.2	190.9	0.06%
Carey Collision Repairs Inc.	(#,^)	295 D Bucheimer Road, Fredrick, MD 07008	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/27/2028	61.0	61.0	59.3	0.02%
Betty's Catering Corp, Betty's Decoration & Wedding Center Inc.	(#,^)	94-33 Corona Ave, Corona, NY 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/26/2043	342.5	342.5	401.3	0.12%
Purely Seed LLC	(#,^)	11515 Lake Lane, Ste 102, Chisago, MN 01581	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/26/2028	101.7	101.7	97.1	0.03%
Carries Cakes and Catering, Inc dba Carrie's Cakes and Confections	(#,^)	4308 Holland Road, Virginia Beach, VA 62401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/23/2028	4.0	4.0	3.8	—%
Jackpine Technologies Corporation	(#,^)	1 Mill & Main Pl., Ste 330, Maynard, MA 07840	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/22/2028	30.2	30.2	31.6	0.01%
Crossfit iQ LLC	(#,^)	346 Pike Road, Bay 8 & 9, West Palm Beach, FL 46254	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/21/2028	34.6	34.6	33.6	0.01%
Wellfleet Consulting Inc.	(#,^)	2275 Research Blvd Ste 500, Rockville, MD 33328	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/21/2028	12.2	12.2	11.7	—%
New View Media Group LLC	(#,^)	1 Old Wolfe Road Ste 205, Budd Lake, NJ 75707	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/16/2028	67.1	67.1	70.3	0.02%
Town & Country Transportation Co.	(#,^)	191-193 Arch St., New Britain, CT 17003	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/16/2028	53.8	53.8	56.4	0.02%
Lulinjett LLC dba All American Printing & Design	(#,^)	4621 Bayshore Road, Fort Myers, FL 12855	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/14/2043	102.0	102.0	119.5	0.04%
Margab Inc dba Smoothie King	(#,^)	14200 SW 8th St Unit #102, Miami, FL 97089	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/13/2028	10.4	10.4	10.1	—%
JumboMarkets, Inc.	(#,^)	15500 SW Trail Dr, Indiantown, FL 38340	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/13/2028	168.8	168.8	165.1	0.05%
Tony Herring & Associates, Inc.	(#,^)	211 West Camellia Dr, Slidell, LA 80817	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/9/2028	6.7	6.7	7.0	—%
Start "UP "Dreams, Inc dba SDC Concrete and Start"UP" Dream Constructi	(#,^)	30521 134th St SE, Sultan, WA 07503	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/9/2028	60.8	60.8	60.3	0.02%
Quality Machine of Iowa, Inc	(#,^)	1040 4th Ave, Audubon, IA 30102	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/9/2028	1,135.7	1,135.7	1,144.0	0.35%
Apps Inc., Market Share, and Singular Leaseholdings LLC	(#,^)	800 Village Walk #159, Guilford, CT 75217	Telecommunications	Term Loan	Prime plus 2.75%	2/8/2028	425.1	425.1	406.1	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

De La Vega LLC dba De La Vega Deland and De La Vega Oviedo	(#,^)	128 North Woodland Blvd, Deland, FL 32502	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2028	64.1	64.1	62.9	0.02%
Macrotech Integrated Management Solutions dba Extreme Lawn Care	(#,^)	2425 Durrance LN, Ormond Beach, FL 07003	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/5/2028	9.8	9.8	10.2	—%
Midlothian Hardware Inc dba Grills True Value	(#,^)	4751 West 147th St., Midlothian, IL 71111	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	2/2/2028	12.2	12.2	12.8	—%
Chace Building Supply of CT Inc.,	(#,^)	90 Route 171, Woodstock, CT 80904	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	1/31/2043	287.3	287.3	336.7	0.10%
USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	2290 NW 21st Terrace, Miami, FL 95050	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/31/2028	12.1	12.1	11.8	—%
Rocco'sLandscaping LLC	(#,^)	151 Kitts Lane, Newington, CT 92653	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2043	71.9	71.9	84.3	0.03%
WydeBodi, LLC dba Wyde Bodi Auto Tags	(#,^)	706 North 37th St., Philadelphia, PA 78666	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/30/2043	45.5	45.5	52.5	0.02%
New Phaze Packaging Inc	(#,^)	9533 Irondale Ave, Los Angeles, CA 60478	Paper Manufacturing	Term Loan	Prime plus 2.75%	1/26/2043	919.8	919.8	1,076.6	0.33%
Concrete Services LLC and James Ward	(#,^)	24 County Road 901, Jemison, AL 22551	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/25/2028	80.6	80.6	80.1	0.02%
Parati USA Inc	(#,^)	1018 Wilt Ave, Ridgefield, NJ 57350	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	1/25/2028	13.6	13.6	13.0	—%
Southside BBQ Corp	(#,^)	16032 South Hwy 16, Cherokee, TX 33139	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/25/2028	15.7	15.7	16.5	0.01%
Flair Interiors, Inc dba Giant Don's Flooring America	(#,^)	7725 Old Seward Hwy, Anchorage, AK 12553	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	1/24/2028	110.9	110.9	116.2	0.04%
Tier1 Solutions LLC	(#,^)	1000 Essington Road, Juliet, IL 77040	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/23/2028	6.0	6.0	5.9	—%
Friend Contractors, LLC	(#,^)	1950 Mill Bay Road, Kodiak, AK 28277	Construction of Buildings	Term Loan	Prime plus 2.75%	1/19/2043	223.0	223.0	254.4	0.08%
Lavish Specs Inc	(#,^)	262 Glen St., Glen Cove, NY 74008	Machinery Manufacturing	Term Loan	Prime plus 2.75%	1/19/2028	6.0	6.0	5.8	—%
Weeping Willow Kennels, Inc.	(#,^)	6041 Hammond School Road, Salisbury,, MD 06107	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2028	8.5	8.5	8.9	—%
MedWorxs Inc.	(#,^)	6857 Timbers Dr., Evergreen, CO 32003	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2028	63.5	63.5	60.7	0.02%
Lou & Choo Enterprises Inc dba Lou & Choo Lounge	(#,^)	2101,2103 & 2105 West Hunting Park Ave, Philadelphia, PA 06410	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2043	110.4	110.4	125.5	0.04%
Specialized Dairy Processors LLC and Nathaly Zapata	(#,^)	2200 N Commerce Parkway, Weston, FL 01128	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/16/2028	52.4	52.4	50.1	0.02%
Work of Heart Inc dba Little Nest Portraits	(#)	1000 Merdian Blvd, Ste 112, Franklin, TN 12202	Professional, Scientific, and Technical Services	Term Loan	7.5%	1/10/2028	5.2	5.2	4.5	—%
Human Resource Time Manager LLC	(#,^)	2737 Humphrey St., East Elmhurst, NY 60544	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/8/2028	12.5	12.5	13.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Sandfree Systems LLC	(#,^)	116 Cricket Ave Ste B, Ardmore, PA 76207	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/5/2028	6.0	6.0	6.3	—%
Crad Holding LLC dba Neighborhood Laundry of Bloomfield	(#,^)	60 Dodd St., Bloomfield, NJ 29615	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/5/2028	50.4	50.4	48.4	0.01%
Social Link LLC	(#,^)	41Peabody St., Nashville, TN 43082	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	9.0	9.0	8.6	—%
Farec, Inc	(#)	30250 W Nine Mile Road, Farmington, MI 06355	Amusement, Gambling, and Recreation Industries	Term Loan	7.5%	12/29/2042	242.4	242.4	222.7	0.07%
Morrocco Method, Inc	(#,^)	800 Farroll Rd, Grover Beach, CA 06906	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	696.8	696.8	806.5	0.25%
O'Rourke's Diner, LLC	(#,^)	728 Main St., Middleton, CT 85020	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	3.0	3.0	3.1	—%
Anderson Farms Inc	(#)	271 West Hwy 30, Burley, ID 30024	Truck Transportation	Term Loan	7.5%	12/22/2027	4,304.3	4,304.3	3,758.4	1.16%
Medical Plaza of Boro Park PC	(#,^)	1266 51St 1st Floor, Brooklyn, NY 12025	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	40.4	40.4	38.5	0.01%
Lab Partner, LLC and Beechtree Diagnostics, LLP and Cottonwood Diag	(#,^)	12351 Gateway Park Place, Draper, UT 18940	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	622.3	622.3	598.5	0.18%
Salida Family Chiropractic-PPLC dba Salida Sport and Spine	(#,^)	203 G St., Salida, CO 11375	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	9.6	9.6	9.1	—%
Landmark Ventures USA Inc	(#,^)	475 Park Ave South 25th Floor, New York, NY 29464	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	12/22/2027	50.0	50.0	47.6	0.01%
Muckamuck Trucks, Inc.	(#,^)	510 S Spring St., Ukiah, CA 14221	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	11.0	11.0	11.1	—%
CT Auto Spa LLC	(#,^)	39 Albany Turnpike, West Simsbury, CT 75087	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2027	172.0	172.0	179.8	0.06%
Blue Lagoon Resort, LLC dba Hill View Cottages	(#,^)	3670 Lake Shore Dr, Lake George, NY 37211	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	180.3	180.3	211.0	0.07%
DHD Enterprise LLC dba Edible Arrangements #1699	(#,^)	828 Washington Ave, Miami Beach, FL 99016	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	18.2	18.2	17.9	0.01%
DBMS Consulting, Inc.	(#,^)	164 West 83rd St.- Units CF1 and CF2, New York, NY 23454	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2027	60.0	60.0	60.6	0.02%
Best Quality Home Care LLC	(#,^)	317 S Berry St., Centralia, WA 45417	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/19/2027	5.6	5.6	5.3	—%
Auto Excellance of Fort Myers Inc.	(#,^)	3105 Fowler St., Fort Myers, FL 03862	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/19/2042	101.7	101.7	119.0	0.04%
1-0 Granny's Helpful Hands, LLC	(#,^)	705 East Lake St., Minneapolis, MN 30223	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2027	18.0	18.0	17.3	0.01%
Ocean Trans LLC & Dehal Trucking LLC	(#,^)	1415 W. Anderson St., Stockton, CA 13343	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2042	598.3	598.3	665.8	0.21%
Peanut Butter & Co., Inc	(#,^)	119 West 57th St., Ste 300, New York, NY 23704	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2027	179.9	179.9	171.5	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

JMD Aviation Holdings, LLC	(#,^)	8050 North West 90th St., Medley, FL 33314	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2027	399.8	399.8	417.9	0.13%
Capital Containers LLC	(#,^)	7610 Auburn Blvd #4B, Citrus Heights, CA 32174	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2027	12.4	12.4	12.0	—%
Legion Bowl, Inc & Legion Pub Inc	(#,^)	661 Park St., Cranston, RI 06604	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/15/2042	319.1	319.1	373.4	0.12%
Beale Street Blues Company Inc.dba B.B. King's Club-Memphis	(#,^)	149 Monroe Ave, Memphis, TN 55356	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2027	805.6	805.6	772.0	0.24%
Barcade Holdings, LLC ,Barcade LLC,& Barcade New Haven LLC	(#,^)	148 West 24th St., New York, NY 07419	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	12/14/2027	50.4	50.4	48.6	0.01%
KR Calvert & Co, LLC	(#,^)	113 Seaboard Lane #C-270, Franklin, TN 33312	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/14/2027	418.0	418.0	399.4	0.12%
Atlas Geo-Constructors, LLC	(#,^)	3466 Thomasville Road, Winston Salem, NC 11701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2027	243.1	243.1	247.1	0.08%
Royalty Freight Inc	(#,^)	3728 W Mckinley Ave, Fresno, CA 20603	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2027	533.3	533.3	508.3	0.16%
AADJ Empire Inc and AADJ Galaxy Inc.	(#,^)	1599 Post Road, Warwick, RI 06750	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2042	173.5	173.5	195.2	0.06%
Heung Kyun Im	(#,^)	6235 Conlan Bay Dr, Houston, TX 06902	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2027	12.4	12.4	11.8	—%
Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc. d	(#,^)	34 35th St., Brooklyn, NY 33415	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	77.2	77.2	79.8	0.02%
LP Industries Inc. dba Childforms	(#,^)	2040 Norwood St. SW, Lenoir, NC 77477	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	60.3	60.3	61.6	0.02%
Hardway Inc & AFC Leasing Inc	(#,^)	12533 S. 73rd E. Place, Bixby, OK 39475	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2027	721.9	721.9	688.0	0.21%
Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Dr, Memphis, TN 06443	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2042	83.8	83.8	95.4	0.03%
LPB LPB Property Management Inc dba Wilderness View Cabins & Ellijay C	(#,^)	498 Wilderness View, Chatsworth, GA 46552	Real Estate	Term Loan	Prime plus 2.75%	12/12/2042	95.7	95.7	111.9	0.03%
Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation	(#,^)	3031 Patrick St, Kissimmee, FL 02920	Air Transportation	Term Loan	8.25%	12/12/2027	430.9	430.9	373.5	0.12%
Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC	(#,^)	1120 Wren School Road, Piedmont, SC 33411	Gasoline Stations	Term Loan	Prime plus 2.75%	12/12/2027	39.7	39.7	37.8	0.01%
Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 43068	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/12/2027	368.4	368.4	372.4	0.11%
Big Picture Group LLC	(#,^)	935 N La Jolla, Los Angeles, CA 29458	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2027	299.7	299.7	293.9	0.09%
A-1 Van Services Inc	(#,^)	154 Sandy Creek Road, Verona, PA 45040	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/12/2027	575.3	575.3	584.9	0.18%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

The Ohio Valley Group Inc dba Ohio Valley Landscapes & Design	(#,^)	16965 Park Circle Dr, Chagrin Falls, OH 06443	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/12/2027	12.0	12.0	11.7	—%
Clear Sound Communications, Inc	(#,^)	680 Old Medford Ave, Medford, NY 18018	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/8/2027	3.0	3.0	2.9	—%
AV Strategy Inc	(#,^)	9468 American Eagle Way Ste 100, Orlando, FL 70043	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/8/2027	353.8	353.8	352.8	0.11%
JVLS LLC dba Vaccines 2 Go	(#,^)	4060 Johns Creek Parkway, Ste H, Suwanee, GA 75034	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/7/2027	12.0	12.0	11.4	—%
Kim Howard Corp dba NPN Machine Tools	(#,^)	9130 Wayfarer Lane, Houston, TX 45385	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/7/2042	562.5	562.5	657.5	0.20%
IHC Hardware Inc.	(#,^)	614 Broad St., Story City, IA 70817	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/6/2042	95.7	95.7	106.9	0.03%
ODS Inc	(#,^)	626 N Delsea Dr, Glassboro, NJ 71701	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/6/2027	39.2	39.2	38.8	0.01%
Healthcare Interventions, Inc dba Brightstar Healthcare of & Brightsta	(#,^)	5300 W. Atlantic Ave. Ste 501, Delray Beach, FL 47165	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/4/2027	12.0	12.0	11.4	—%
Oil Palace, Inc.	(#,^)	10408 Hwy 64 East, Tyler, TX 01089	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	945.4	945.4	1,106.1	0.34%
Salud Bar & Grill LLC	(#,^)	1413 Bushwick Ave, Brooklyn, NY 61108	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	45.0	45.0	43.0	0.01%
Linda Jean Howard Riley dba The Rusty Bolt	(#,^)	22345 W. Rt 66, Seligman, AZ 45014	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/1/2042	20.1	20.1	23.5	0.01%
Utara LLC	(#,^)	214 Pine St, Sandpoint, ID 98106	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	18.6	18.6	18.4	0.01%
Square1 Partners, LLC	(#,^)	1088 Greenbriar Lane, Northbrook, IL 07495	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/1/2027	49.8	49.8	47.4	0.01%
WTI Distribution Inc	(#,^)	5491 E Francis St, Ontario, CA 54961	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/30/2027	31.7	31.7	31.8	0.01%
Fortress Verve Inc, Maurice R. Margules and Antonie C. Reinhard	(#,^)	1 Jackson St., Troy, NY 11552	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/30/2027	83.2	83.2	87.0	0.03%
Skin Beauty Bar Inc. and Tameka J. Mathis	(#,^)	749 8th St. SE 2nd Floor, Washington, DC 73764	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2027	7.1	7.1	6.9	—%
J. Venture Holdings, LLC	(#,^)	2285 St. Andrews Ave, Zachary, LA 93725	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2027	9.9	9.9	10.3	—%

Our Playhouse Preschool, LLC	(#,^)	3501 NC Hwy 54 W, Chapel hill, NC 33054	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	224.7	224.7	262.9	0.08%
OPH Lexington, Inc	(#,^)	235 Walton Ave, Lexington, KY 02816	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	182.8	182.8	213.9	0.07%
Beacon Brewing LLC and C' Sons, LLC	(#,^)	700 Lincoln St., Lagrange, GA 99501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	121.3	121.3	142.0	0.04%
Webtez Inc dba Mod Vans	(#,^)	1673 Donlon St., Ste 202, Ventura, CA 34112	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/22/2027	55.5	55.5	53.1	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Step Up Academy of the Arts, LLC	(#,^)	2258A Wigwam Parkway, Henderson, NV 60523	Educational Services	Term Loan	Prime plus 2.75%	11/22/2027	12.5	12.5	11.9	—%
JMD Corporation dba Dart's True Value	(#,^)	121 South Main St., Payette, ID 10952	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/22/2027	14.8	14.8	14.9	—%
Grumpy's Restaurant Company, LLC	(#,^)	834 Kingsley Ave, Orange Park, FL 10310	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	56.3	56.3	53.8	0.02%
PB Market LLC dba Pure Barre	(#,^)	164-C Market St, Charleston, SC 66941	Educational Services	Term Loan	Prime plus 2.75%	11/21/2027	86.0	86.0	82.1	0.03%
Cali Fit Meals	(#,^)	3450 East Orangethrope Ave, Anaheim, CA 34221	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	17.8	17.8	17.9	0.01%
B Lam LLC	(#,^)	9419 Kenwood Road, Cincinnati, OH 19140	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/20/2042	173.3	173.3	200.4	0.06%
Maya Motel, LLC dba Town House Motel	(#,^)	1701 Washington Ave, Waco, TX 85017	Accommodation	Term Loan	Prime plus 2.75%	11/17/2042	54.5	54.5	63.7	0.02%
Southern Specialty Contractor, LLC & Ronald David Holbrook Jr.	(#,^)	1990 Flippen Road, Stockbridge, GA 18505	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/17/2027	42.0	42.0	40.3	0.01%
SSI Refrigerated Express Inc. and Robert M Stallone	(#,^)	1001 E. Cooley Dr Ste 102, Colton, CA 92821	Truck Transportation	Term Loan	Prime plus 2.75%	11/17/2027	49.8	49.8	48.2	0.01%
H & H Hotshot Services, Inc.	(#,^)	5455 N. 51st Ave Ste 30, Glendale, AZ 11749	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/16/2027	55.5	55.5	54.5	0.02%
Murf & Sons LLC	(#,^)	3821 Pleasant Hill Road, Store #B-107, Kissimmee, FL 78218	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2027	131.8	131.8	127.0	0.04%
J R Wholesale Tires & Auto Center, LLC	(#,^)	822 Cameron Lane, Lugoff, SC 06450	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/15/2042	12.9	12.9	15.1	—%
Auto Rx LLC,J&P Auto Repair Inc	(#,^)	91 & 95 Woodbury Road, Hicksville, NY 33023	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2042	187.6	187.6	219.1	0.07%
Marcaco LLC	(#,^)	124 Lincoln Ave, Colonie, NY 76201	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	11/15/2042	498.6	498.6	583.4	0.18%
Paramount Dance Studios Inc. and Homestead Dance Supply	(#,^)	112 N Krome Ave, Homestead, FL 22602	Educational Services	Term Loan	Prime plus 2.75%	10/14/2043	450.5	450.5	518.4	0.16%
Wing King at the Gardens LLC	(#,^)	4235 South Fort Apache Road, Ste 250, Las Vegas, NV 77032	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2027	7.7	7.7	7.3	—%
Hofgard & Co, Inc dba Hofgard Benefits and James Marsh	(#,^)	400 S. McCaslin Blvd, Ste 201, Louisville, CO 99501	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/8/2027	11.9	11.9	11.3	—%
JNP Delivery Inc	(#,^)	4500 North Providence # 7, Appleton, WI 77354	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/7/2027	47.5	47.5	49.0	0.02%
His Loving Hands Christian Academy, Inc.	(#,^)	15020 Harrison St., Miami, FL 78233	Social Assistance	Term Loan	Prime plus 2.75%	11/6/2042	87.7	87.7	101.4	0.03%
S & S Auto Body Shop Inc.	(#,^)	5001 W. Clay St., Richmond, VA 34994	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/3/2042	152.7	152.7	178.5	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Sterling Campbell Insurance Agency, Inc	(#,^)	36359 North Gantzel Road Ste 102, San Tan Valley, AZ 20721	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/3/2027	5.9	5.9	5.7	—%
Top Quality Dent Service LLC	(#,^)	1541 Vapor Trail, Colorado Springs, CO 99518	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/2/2027	4.7	4.7	4.5	—%
Edge Studios Inc Radiant Yoga LLC	(#,^)	448 Howe Ave, Sacramento, CA 04240	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/1/2027	52.4	52.4	50.7	0.02%
Rachael Reel dba Rachel Reel Insurance Age	(#,^)	208 Bank St., Lenoir, TN 23455	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/31/2027	5.9	5.9	5.6	—%
Berza TLG,LLC dba The Little Gym of Lake Charles	(#,^)	1301 E McNeese St., Ste 201, Lake Charles, LA 23455	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/31/2027	33.3	33.3	32.2	0.01%
The Five Lakes LLC	(#,^)	13705 Holmes Road, Kansas City, MO 70518	Educational Services	Term Loan	Prime plus 2.75%	10/30/2042	453.3	453.3	530.4	0.16%
Die Hard Used Car Sales	(#,^)	1668 West Grand Ave, Phoenix, AZ 23188	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/30/2042	53.9	53.9	63.0	0.02%
Sage Oil LLC	(#,^)	8913 Egyptian Ave, Las Vegas, NV 23188	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/27/2027	7.9	7.9	7.6	—%
Blue Eagle Transport Inc , Golden Eagle Transport, Inc & Green Eagle T	(#,^)	377 Boston Post Road Unit B, Milford, CT 07901	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/27/2027	29.4	29.4	28.6	0.01%
Ashore Ventures Inc dba PuroClean Professional Restoration	(#,^)	909 SE Everett Mall Way Ste A-140, Everett, WA 94110	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2027	11.4	11.4	11.1	—%
Suzie LLC dba Tony D's Restaurant	(#,^)	92 Huntington St., New London, CT 15332	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2042	83.5	83.5	97.2	0.03%
Grand Blanc Lanes, Inc.	(#,^)	5301 S. Saginaw Road, Flint, MI 70345	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/25/2027	11.8	11.8	12.3	—%
Schafer Fisheries Inc	(#,^)	21985 Waller Road, Fulton, IL 20005	Food Manufacturing	Term Loan	Prime plus 2.75%	10/25/2027	27.4	27.4	28.6	0.01%
Island Refrigeration & AC Inc	(#,^)	3201 Flagler Ave, Unit 510 & 511, Key West, FL 89031	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/18/2042	126.5	126.5	145.0	0.04%
Looky Enterprises, LLC	(#,^)	1175 Surlington Ave, Ste 101, Leland, NC 99577	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/18/2027	52.3	52.3	50.7	0.02%
Blueridge Armor LLC	(#,^)	1495 Hwy 74-A Bypass, Ste 150192, Spindale, NC 78681	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/17/2027	6.5	6.5	6.5	—%
H and K Dry Cleaning LLC ,Quintero Shopping Center LLC,Aqua Laundry, L	(#,^)	1227 Burnside Ave, East Hartford, CT 33467	Electronics and Appliance Stores	Term Loan	7.5%	10/17/2042	61.5	61.5	57.7	0.02%
Albas Bar & Grill LLC	(#,^)	221 Self Main St., Homer City, PA 21701	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/13/2042	43.9	43.9	49.1	0.02%
Cortez Landscaping, LLC	(#,^)	4 Powder Road, Norwalk, CT 55013	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/13/2027	15.1	15.1	15.0	—%
On Call Services LLC	(#,^)	15060 281St Ave NW, Zimmerman, MN 27980	Construction of Buildings	Term Loan	Prime plus 2.75%	10/13/2027	14.1	14.1	14.8	—%
Pro Anderson, LLC	(#,^)	1092 Hampton Inn Way, Ste 400, Jacksonville, NC 33411	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	42.5	42.5	40.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Sandbox Ventures LLC	(#,^)	1857 A Elmdale Ave, Glenview, IL 01754	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	15.4	15.4	15.7	—%
Eye Optique Inc.	(#,^)	10800 Alpharetta Hwy, Ste 220, Roswell, GA 20850	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/5/2027	11.8	11.8	11.2	—%
Ains Holding Company LLC	(#,^)	121 Fulton St., New York, NY 07828	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	10/2/2027	69.2	69.2	67.1	0.02%
Becky Lou Corp dba Rent A Center	(#,^)	3578 Route 611, Ste 210, Bartonsville, PA 06051	Rental and Leasing Services	Term Loan	Prime plus 2.75%	10/2/2027	71.4	71.4	71.0	0.02%
Dan Cline Transport Inc.	(#,^)	501 State Dr, Mount Vernon, MO 32720	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2030	839.6	839.6	834.2	0.26%
Harco Metal Products Inc	(#,^)	7895 East Acoma Dr Ste 102, Scottsdale, AZ 34956	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	468.7	468.7	521.0	0.16%
Threads of Time LLC	(#,^)	207 S Buchanan St., Danville, IL 50025	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/29/2042	131.0	131.0	148.8	0.05%
Sashshel Corporation	(#,^)	676 Franklin Blvd, Somerset, NJ 32174	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2042	202.3	202.3	236.7	0.07%
Miechella Suzette Decker	(#,^)	3515 Main St., Exmore, VA 33184	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/29/2042	94.5	94.5	110.5	0.03%
Chicago American Manufacturing LLC, Dockside Steel ProcessingLLC and S	(#,^)	4500 W 47th St., Chicago, IL 60445	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	1,180.0	1,180.0	1,354.4	0.42%
Rhode Island Tennis Management LLC	(#,^)	636 Centerville Road, Warwick, RI 19104	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	524.0	524.0	594.5	0.18%
Pets A Go Go LLC	(#,^)	589 North State Road, Briarcliff Manor, NY 91311	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/28/2042	188.7	188.7	217.7	0.07%
Nicholson Lumber Co Inc.	(#,^)	377 Main St., Nicholson, PA 06111	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2030	182.6	182.6	193.0	0.06%
Rhode Island Tennis Management LLC	(#,^)	636 Centerville Road, Warwick, RI 77008	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	364.9	364.9	414.0	0.13%
National Media Services, Inc	(#,^)	5091 Lexington Blvd, Fort Meyers, FL 06281	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2027	14.6	14.6	13.9	—%
Complete Care IT LLC	(#,^)	4801 South University Dr, Ste 125, Davie, FL 07657	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2027	11.5	11.5	10.9	—%
Technologist Inc	(#,^)	3120 Farview Dr, Ste 610, Falls Church, VA 76832	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2027	192.7	192.7	201.0	0.06%
Inspirations Food Design, Inc	(#,^)	1338 Memorial Ave, West Springfield, MA 99502	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/26/2042	443.9	443.9	507.4	0.16%
KB Waterjet Cutting LLC	(#,^)	4330 Parker Lane, Addis, LA 21804	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2027	7.9	7.9	7.8	—%
JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn	(#,^)	4864 Arthur Kill Road Units 102,103,104 & 105, Staten Island, NY 11542	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2027	17.4	17.4	16.7	0.01%
Sallee Pro-Custom Fabrication Shop LLC	(#,^)	8865 North County Road 600 W, Scipio, IN 99615	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/21/2027	7.0	7.0	7.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Insight Diagnostic Technologist Services	(#,^)	2030 Forest Ave, Ste 110, San Jose, CA 60139	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	256.3	256.3	250.1	0.08%
Commonwealth Diagnostics International, Inc	(#,^)	39 Norman St. a/k/a 1 Holyoke Square, Salem, MA 07003	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	982.5	982.5	1,024.7	0.32%
NY Tent LLC & NY Tent Parent, LLC dba Tent Company of New York	(#,^)	1401 Lakeland Ave, Bohemia, NY 19140	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/20/2027	799.0	799.0	815.0	0.25%
Imagine By Carleen, Inc.	(#,^)	1404 Del Prado Blvd. South, Units 100 & 105, Cape Coral, FL 80439	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2027	5.8	5.8	6.0	—%
Sound Manufacturing, Inc. & Monster Power Equipment, Inc.	(#,^)	51 Donnelley Road, Old Saybrook, CT 32955	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	154.9	154.9	157.2	0.05%
Max Home Deliveries, Inc	(#,^)	77 Van Buren St., Port Jefferson Station, NY 11369	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/20/2027	62.3	62.3	61.8	0.02%
Denek Contracting Inc and Denek Leasing LLC	(#,^)	451 E. Wilson Ave, Pontiac, MI 19003	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/20/2042	199.6	199.6	233.2	0.07%
Montessori Community School	(#,^)	123 South Navarra Dr, Scotts Valley, CA 37210	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	259.7	259.7	296.2	0.09%
CR Park Incorporated dba Define Body and Mind	(#,^)	49 W. Allandale Ave, Allendale, NJ 93433	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	63.5	63.5	62.2	0.02%
CIS BIG DOG, LLC	(#,^)	8920 US HWY, 62 WEST, Cynthiana, KY 84119	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/19/2027	50.3	50.3	52.5	0.02%
Stone's Construction and Remodeling, LLC	(#,^)	5210 Kaylin Dr, Akron, OH 19702	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/19/2027	4.1	4.1	3.9	—%
Party By Design Inc.	(#,^)	61 Strafello Dr, Avon, MA 04092	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2042	1,147.5	1,147.5	1,295.8	0.40%
Li Family Spokane LLC	(#,^)	21 E. Lincoln Road, Spokane, WA 10016	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2042	366.4	366.4	423.5	0.13%
Tarleton & Family Landscaping, LLC	(#,^)	125 E Center St., Midland Park, NJ 06457	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/15/2027	64.8	64.8	63.1	0.02%
Clinton Food Market LLC	(#,^)	196 East Main St., Clinton, CT 37076	Gasoline Stations	Term Loan	Prime plus 2.75%	9/15/2042	243.6	243.6	277.3	0.09%
Alaska Motor Home Inc	(#,^)	6633 Brayton Dr, Anchorage, AK 83318	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/13/2027	258.0	258.0	245.3	0.08%
Nails By Mercede LLC	(#,^)	2994 and 2996 Edgewater Dr, Orlando, FL 60139	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2027	11.1	11.1	11.1	—%
Fox Valley Rentals & Investments, LLC	(#,^)	2906 E. Newberry St., Appleton, WI 81201	Food Services and Drinking Places	Term Loan	Prime plus 3.75%	9/13/2027	5.9	5.9	6.2	—%
Town & Country Transportation Co. and Popco, LLC.	(#,^)	191 Arch St., New Britain, CT 84020	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/12/2042	160.8	160.8	187.8	0.06%
Rajbai Maa Inc. dba Nara Lounge	(#,^)	244-252 Atwells Ave, Providence, RI 89146	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2042	369.3	369.3	412.8	0.13%
Morgan Lynn Kerstetter dba Catherine School of Dance	(#,^)	315 Mill St. 3rd Floor, Danville, PA 93950	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/11/2027	5.8	5.8	6.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Health & Performance Center, LLC	(#,^)	1862 Craigshire Road, Saint Louis, MO 95482	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2027	15.9	15.9	15.1	—%
Foxtail, LLC and Tottly New Services Corp	(#,^)	1481 Highland Ave, Cheshire, CT 12845	Social Assistance	Term Loan	Prime plus 2.75%	9/8/2042	277.5	277.5	316.1	0.10%
Echelon Planning Group, LLC dba Echelon Financial Services and Echelon	(#,^)	5 Greenleaf Dr, Unit 201, Portsmouth, NH 97101	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/8/2027	5.8	5.8	6.1	—%
Crazy Beatz Productions LLC	(#,^)	20014 NE 138th St., Kearney, MO 33139	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 3.75%	9/7/2027	4.2	4.2	4.2	—%
South Fulton Landscape & Nursery, Inc.	(#,^)	3415 Enon Road, College Park, GA 19355	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/7/2042	95.2	95.2	111.2	0.03%
Dreaming Big Learning Center Inc	(#,^)	3301 W Oak St, Kissimmee, FL 10024	Social Assistance	Term Loan	Prime plus 2.75%	9/5/2042	361.5	361.5	410.9	0.13%
Big Coop's Trucking LLC	(#,^)	3066 Misty Creek Dr., Swartz, MI 98531	Truck Transportation	Term Loan	Prime plus 2.75%	9/1/2027	77.6	77.6	78.3	0.02%
Blue EagleTransport Inc, Greeneagle Transport Inc & Golden Eagle Tran	(#,^)	377 Boston Post Road, Milford, CT 28031	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/31/2027	294.9	294.9	286.2	0.09%
Parlay Disributors LLC	(#,^)	20 Medford Ave, Ste 104, Patchogue, NY 55407	Educational Services	Term Loan	Prime plus 2.75%	8/25/2027	85.7	85.7	82.4	0.03%
Lake County Tow LLC	(#,^)	15409 Country Road 565A, Clermont, FL 95206	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/25/2042	83.2	83.2	94.4	0.03%
InUSA Ventures Inc dba InUSA Services	(#,^)	3015 San Pablo Ave, Ste 511, Berkeley, CA 15225	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	8/24/2027	19.3	19.3	18.3	0.01%
Genuine Ventures LLC and Seaweed Ventures LLC	(#,^)	432 S Franklin St, Juneau, AK 33166	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2030	469.9	469.9	480.5	0.15%
R & R Strength & Conditioning Corp dba Crossfit Light House Point	(#,^)	3701 NE 12th St., Pompano Beach, FL 70056	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/23/2042	78.4	78.4	91.6	0.03%
Delicias de Minas Restaurant, LLC	(#,^)	168-170 McWhorter St., Newark, NJ 70056	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2027	157.0	157.0	163.2	0.05%
Damiano Global Corp	(#,^)	333 Birch Hills Dr, Rochester, NY 02910	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	17.4	17.4	17.5	0.01%
L&V Auto Sales, Inc.	(#,^)	1504 West Franklin Blvd., Gastonia, NC 77041	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/21/2027	13.9	13.9	14.5	—%
Tier1 Solutions LLC	(#,^)	1000 Essington Road Ste. 109 & 111, Joliet, IL 28645	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/18/2027	14.5	14.5	14.1	—%
Tony Herring & Associates, Inc	(#,^)	211 West Camellia Dr, Slidell, LA 02888	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/17/2027	5.8	5.8	5.5	—%
Chester's World Enterprise LLC	(#,^)	140 W Alameda Dr, Ste 104, Tempe, AZ 10011	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/16/2027	17.4	17.4	17.0	0.01%
D'Amato & Sons Construction, Inc.	(#,^)	117 Oak St., Amityville, NY 11232	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/11/2027	6.4	6.4	6.3	—%
Roundhay Partners LLC and Roundhay Farming LLC	(#,^)	6160 Granite Spring Road, Somerset, CA 37067	Crop Production	Term Loan	8.25%	8/8/2042	902.1	902.1	768.2	0.24%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

L & J Corporate Services Inc	(#,^)	866 NW 110th Ave, Coral Springs, FL 38134	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2027	5.1	5.1	4.8	—%
Furniture Masters Limited Liability Company	(#,^)	160 Mount Pleasant Ave, Newark, NJ 74008	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/3/2027	6.9	6.9	6.6	—%
HMG Strategy LLC,	(#,^)	191 Post Road W., Westport, CT 44023	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2027	36.6	36.6	34.8	0.01%
Hope Health Care, LLC	(#,^)	2945 Main St., Stratford, CT 90046	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/31/2027	2.7	2.7	2.6	—%
Raffi's Inc dba Atlantic Auto Center	(#,^)	1809 Roane St., Richmond, VA 29673	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2027	10.9	10.9	11.4	—%
Royal Blue Investments, Inc. and Cleland Pharmacy LLC	(#,^)	202 S. 1st St., Wakeeny, KS 34741	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/31/2042	50.3	50.3	58.4	0.02%
Sharon G McMillen, MA Psychologist, Inc.	(#,^)	216 West Main St, Kingwood, WV 30705	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/28/2027	14.2	14.2	13.5	—%
Work of Heart Inc dba Little Nest Portraits	(#,^)	1000 Merdian Blvd, Ste 112, Franklin, TN 77065	Professional, Scientific, and Technical Services	Term Loan	7.5%	7/28/2027	46.0	46.0	40.1	0.01%
HQTRONIC LLC	(#,^)	10135 S. Roberts Road, Ste. 209, Palos Hills, IL 15147	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/27/2027	17.2	17.2	16.3	0.01%
Oberon IT, Inc.	(#,^)	1404 W. Walnut Hill Lane, Irving, TX 11763	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/26/2027	167.2	167.2	165.7	0.05%
Gilles Peress Studio LLC	(#,^)	76 Lafayette Ave, Brooklyn, NY 32837	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2027	48.2	48.2	45.8	0.01%
Obok LLC	(#,^)	2720 S. Havana St., Unit H, Aurora, CO 77075	Food Manufacturing	Term Loan	Prime plus 2.75%	7/21/2027	9.2	9.2	9.2	—%
Lil Tots' Learning Center LLC	(#,^)	3042 S 78th St, Tampa, FL 82601	Social Assistance	Term Loan	Prime plus 2.75%	7/21/2042	28.5	28.5	33.3	0.01%
Ocean Trans LLC	(#,^)	1415 W Andersonr Way, Stockton, CA 30024	Truck Transportation	Term Loan	Prime plus 2.75%	7/21/2027	29.9	29.9	28.5	0.01%
Matrix Z LLC	(#,^)	800 SW 21st Terrace, Fort Lauderdale, FL 08028	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 3.75%	7/19/2027	5.8	5.8	6.2	—%
Aitheras Aviation Group, LLC(OH) , Aitheras Aviation Group, LLC(FL)	(#,^)	2301 N Marginal Road, Cleveland, OH 30039	Air Transportation	Term Loan	Prime plus 2.75%	7/18/2027	630.0	630.0	601.9	0.19%
Wildflour Bakery & Cafe, LLC	(#,^)	5137 Clareton Dr, Ste 100,110 & 120, Agoura Hills, CA 33484	Food Manufacturing	Term Loan	Prime plus 2.75%	7/17/2027	17.2	17.2	17.9	0.01%
Koep Companies dba Pipestone True value	(#,^)	207 East Main St., Pipestone, MN 75707	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/14/2042	310.1	310.1	348.3	0.11%
Rocks Auto Exchange LLC	(#,^)	518 East.Main St., Westfield, IN 86337	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/13/2027	9.8	9.8	9.3	—%
McCord Holdings, Inc. dba Fast Signs 176101	(#,^)	7640 N. Wickham Road, Melbourne, FL 60062	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/7/2027	14.3	14.3	13.8	—%
Thrifty Market Inc dba Thrifty Foods	(#,^)	702 10th St., Wheatland, WY 83864	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/6/2027	82.0	82.0	80.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

The Country House Restaurant, LLC and Pelton Real Estate, LLC	(#,^)	677 US Route 7, Pittsford, VT 91761	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	48.1	48.1	55.7	0.02%
Hamilton & Associates Real Estate and Investments Firm LLC	(#,^)	11776 West Sample Road, Coral Springs, FL 40502	Real Estate	Term Loan	Prime plus 2.75%	6/30/2042	51.2	51.2	58.7	0.02%
JWH Designs, LLC	(#,^)	1111 Boston Post Road, Rye, NY 12180	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2027	80.4	80.4	76.4	0.02%
J&M Civil Construction Services LLC	(#,^)	1221 County Road 4371, Decatur, TX 11207	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	73.1	73.1	69.5	0.02%
New Chicago Wholesale Bakery Inc.	(#,^)	795 Touhy Ave, Elk Grove Village, IL 78209	Food Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	11.3	11.3	11.6	—%
J. T. O'Neill Company, L.L.C	(#,^)	19972 Willowin Farm Lane, Purcellville, VA 33069	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	11.4	11.4	10.8	—%
Oakhill Farms, LLC	(#,^)	15 Carl St., Johnston, RI 12174	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	83.4	83.4	89.3	0.03%
Best Bees Company	(#,^)	839 Albany St., Boston, MA 32073	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	6/29/2027	17.0	17.0	16.1	—%
Stiegelbauer Associates Inc.	(#,^)	63 Flushing Ave, Unit 101, Building 280, Brooklyn, NY 45242	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2027	233.0	233.0	242.4	0.07%
Intellixion LLC	(#,^)	7447 Egan Dr, Ste 110 A, Savage, MN 89074	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/29/2027	2.8	2.8	2.7	—%
Ocean Trans LLC and Dehal Trucking LLC	(#,^)	760 W. Charter Way, Stockton, CA 29401	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2027	476.3	476.3	451.8	0.14%
Greensboro Plastic Surgical Associates, PA	(#,^)	2716 Henry St., Greensboro, NC 93003	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2042	547.3	547.3	620.2	0.19%
Malhame & Company Publishers & Importers Inc.	(#,^)	180 Orville Road, Bohemia, NY 83661	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/29/2027	68.4	68.4	65.0	0.02%
Akal Express Inc. dba Truck Trailer Service Stop	(#,^)	2901 I 40 West, Vega, TX 93722	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/28/2042	56.9	56.9	66.0	0.02%
Old Dominion Transportation Group, Inc.	(#,^)	1308 Devils Reach Road, Woodbridge, VA 92707	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2027	765.1	765.1	738.6	0.23%
Foxhop Fitness, LLC	(#,^)	4211 NW Federal Hwy, Jensen Beach, FL 93706	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	69.0	69.0	66.0	0.02%
Citibin, Inc.	(#,^)	254 36th St., Unit 25, Brooklyn, NY 30281	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/27/2027	94.6	94.6	89.8	0.03%
Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	(#,^)	211 East 25th St., Norfolk, VA 45036	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/27/2030	204.7	204.7	217.6	0.07%
WB Cleaners Inc. DBA $2.75 Cleaners	(#,^)	5101 University Park Way, Winston-Salem, NC 92324	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2027	12.4	12.4	12.9	—%
Four Seasons Laser Center Inc.	(#,^)	4720 NW 2nd Ave Unit D-104 and Unit D-105, Boca Raton, FL 76701	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/26/2042	211.4	211.4	240.1	0.07%
Ains Holding Company, LLC	(#,^)	122 West 26th St., New York, NY 74131	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2027	841.7	841.7	812.1	0.25%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Northern Industries, LLC	(#,^)	W 5585 Dehart Dr, Tomahawk, WI 11801	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/23/2042	54.7	54.7	63.8	0.02%
Vella Construction Enterprises, Inc. dba Vella Construction	(#,^)	318 28th Ave, San Mateo, CA 34746	Construction of Buildings	Term Loan	Prime plus 2.75%	6/23/2027	17.0	17.0	16.2	—%
Birches Group, LLC	(#,^)	228 East 45th St. 12th FL South, New York, NY 29078	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2027	37.8	37.8	35.9	0.01%
Scarlet Spartan Inc.dba FastSigns of Brighton	(#,^)	533 W. Grand River Ave, Brighton, MI 89147	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	17.6	17.6	17.4	0.01%
Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	(#,^)	11535 Carmel Commons Blvd. Ste 200, Charlotte, NC 14606	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/16/2042	378.9	378.9	421.3	0.13%
All Regional Recyclers of Wood LLC dba ARROW,Superior Carting,LLC dba	(#,^)	104 Wooster St., Bethel, CT 17225	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/15/2042	294.7	294.7	332.7	0.10%
JAM Media Solutions, LLC	(#,^)	4744 Tackawanna St., Philadelphia, PA 80027	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/15/2027	24.5	24.5	23.3	0.01%
Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	(#,^)	577 Main Ave, Paterson, NJ 33176	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2042	87.7	87.7	101.2	0.03%
Susan Hughes dba Aloha Junction B and B	(#,^)	19-4037 Olapalapa Road, Volcano, HI 53950	Accommodation	Term Loan	Prime plus 2.75%	6/14/2042	59.3	59.3	69.2	0.02%
Hull's Kitchen, LLC and HK Too, LLC	(#,^)	19 Hull Shore Dr, Hull, MA 54913	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2042	91.3	91.3	106.5	0.03%
ESA 365 Corp and Lucathor Realty LLC	(#,^)	2420 Grand Ave, Baldwin, NY 85140	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2042	21.3	21.3	24.4	0.01%
Yachting Solutions LLC	(#,^)	229 Commercial St., Rockport, ME 23230	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2027	89.9	89.9	90.7	0.03%
Refoleen Inc dba Spice and Tea Exchange	(#,^)	849 E Commerce St. Ste 121, San Antonio, TX 80905	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/8/2027	2.7	2.7	2.5	—%
Skydive California, LLC	(#,^)	25001 S Kasson Rd, Tracy, CA 95825	Educational Services	Term Loan	Prime plus 2.75%	6/2/2027	41.6	41.6	43.3	0.01%
SCW, LLC dba Arthur Murray Dance Studio	(#,^)	2383 Old Dixwell Ave, Hamden, CT 37771	Educational Services	Term Loan	Prime plus 2.75%	6/2/2042	138.4	138.4	157.3	0.05%
Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder	(#,^)	246 East Belt Blvd, Richmond, VA 70607	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/1/2042	43.2	43.2	49.6	0.02%
Sage Oil LLC	(#,^)	8913 Egyptian Ave, Las Vegas, NV 85007	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/31/2027	16.9	16.9	16.2	—%
Ricnet III, Inc. dba Edible Arrangements	(#,^)	716 Foxcroft Ave, Martinsburg, WV 89143	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/31/2027	11.3	11.3	10.8	—%
Funtime, LLC and Universal Entertainment Group LLC	(#,^)	13200 W. Foxfire Dr #144, Surprise, AZ 64154	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2027	50.0	50.0	48.0	0.01%
Haroon Baig,Inc.dba US1 Petrol	(#,^)	1280-1290 Dixwell Ave, Hamden, CT 06460	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2042	249.8	249.8	291.4	0.09%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Chet Lemon Enterprises LLC dba All American Sports	(#,^)	1544 Lane Park Cutoff, Tavares, FL 98208	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/26/2042	750.1	750.1	874.8	0.27%
Eagle Wood Works LLC	(#,^)	1448 Horsehead Road, Lugoff, SC 06320	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	5/26/2027	9.0	9.0	8.9	—%
Hurricane Group, Inc.	(#,^)	312 West Fourth St., Carson City, NV 61252	Other Information Services	Term Loan	Prime plus 2.75%	5/26/2027	56.2	56.2	53.3	0.02%
Swantown Inn & Spa LLC	(#,^)	1431 11th Ave SE, Olympia, WI 91423	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	120.3	120.3	139.9	0.04%
Jung Design Inc.	(#,^)	10857 Pine Bluff Dr, Fisher, IN 49002	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2027	6.7	6.7	6.4	—%
Beyond Waves A Unique Salon LLC and Lori Ann Carlson	(#,^)	2290 Foxon Rd Route 80, North Branford, CT 10013	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2027	10.5	10.5	10.0	—%
Locavore LLC dba Paloma Restaurant	(#,^)	401 S. Guadalupe St., Santa Fe, NM 33544	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2027	37.5	37.5	36.5	0.01%
Abdul Naushad MD PC dba Advanced Pain Centers	(#,^)	2865 James Blvd, Poplar Bluff, MO 54403	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/25/2042	372.6	372.6	429.9	0.13%
Innovim, LLC	(#,^)	6401 Golden Triangle Dr Ste 200, Greenbelt, MD 55402	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2027	228.6	228.6	216.8	0.07%
Prestige Construction of Florida, LLC	(#,^)	1404 Yorktown St. Ste E, Deland, FL 28160	Construction of Buildings	Term Loan	Prime plus 2.75%	5/23/2042	318.4	318.4	356.5	0.11%
Tres K Deli,Grocery,Fruit and Meat Inc.	(#,^)	125 West Tremont Ave, Bronx, NY 30076	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/19/2027	6.2	6.2	6.2	—%
Hayden Trucking LLC	(#,^)	11540 Eagle Vista Dr, Fort Worth, TX 47933	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	103.8	103.8	107.8	0.03%
Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	(#,^)	132 North Wellwood Ave, Lindenhurst, NY 60026	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/19/2042	551.3	551.3	629.7	0.19%
Mr. B's Bicycles & Mopeds, Inc.	(#,^)	1870 S. 4th Ave, Yuma, AZ 85260	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/18/2042	138.9	138.9	158.2	0.05%
Waterford Plumbing Co, Inc.	(#,^)	2425 W. Cuyler Ave, Chicago, IL 18321	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2027	37.5	37.5	36.0	0.01%
Bay Car Wash LLC	(#,^)	952 South Commercial St. and West Magnolia, Aransas Pass, TX 10038	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2042	114.3	114.3	130.7	0.04%
Computech Computers Inc.	(#,^)	40-24 76th St., Office #2B, Elmhurst, NY 23350	Educational Services	Term Loan	Prime plus 2.75%	5/17/2027	37.5	37.5	35.5	0.01%
5 Stars Learning Center Inc	(#,^)	14 Paine Ave, Irvington, NJ 77386	Social Assistance	Term Loan	Prime plus 2.75%	5/16/2042	58.4	58.4	66.6	0.02%
Arco Electrical Contractors Inc. dba Arco Construction Group	(#,^)	22-24 South Seventh St., Elizabeth, NJ 61832	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/16/2027	266.6	266.6	265.1	0.08%
Sanderson Distribution Inc.	(#,^)	100 Daniel Dr, Alamo, CA 65712	Truck Transportation	Term Loan	Prime plus 2.75%	5/12/2027	7.9	7.9	7.5	—%
B G F Bobby Q's Inc	(#,^)	447 N. Main St., Freeport, NY 02886	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2027	5.6	5.6	5.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Estelle Finkel Educational Associates,LLC	(#,^)	125 West Mount Pleasant Ave, Livingston, NJ 33919	Educational Services	Term Loan	Prime plus 2.75%	5/11/2027	90.1	90.1	85.5	0.03%
Labmates,LLC	(#,^)	141 Watertown Road, Thomaston, CT 11369	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	5/10/2027	74.9	74.9	76.6	0.02%
NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 10510	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2027	66.3	66.3	64.9	0.02%
Innovation Transport, LLC	(#,^)	1 International Blvd, Mahwah, NJ 33328	Truck Transportation	Term Loan	Prime plus 2.75%	5/9/2027	58.4	58.4	59.6	0.02%
NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 18446	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2042	20.7	20.7	22.7	0.01%
Benchmark Building, Inc.	(#,^)	1439 Stargazer Terrace, Sanford, FL 84751	Construction of Buildings	Term Loan	Prime plus 2.75%	5/5/2027	16.9	16.9	16.0	—%
Cable Management LLC	(#,^)	290 Pratt St., Meriden, CT 01089	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/3/2027	43.0	43.0	43.4	0.01%
Fine Arts Center of Easley, Inc. dba Midtown Music	(#,^)	117 S. Pendleton St., Easley, SC 94607	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/2/2042	113.0	113.0	131.8	0.04%
Love and Glory Learning Center, Inc.	(#,^)	4911 N. 42nd St., Tampa, FL 47273	Social Assistance	Term Loan	Prime plus 2.75%	4/28/2042	73.7	73.7	83.5	0.03%
Sneads Ferry Foods, Inc. dba DQ Grill & Chill	(#,^)	920 Hwy 210, Sneads Ferry, NC 95128	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	611.4	611.4	690.2	0.21%
JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	(#,^)	393 Charles St., Providence, RI 33904	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	209.6	209.6	244.4	0.08%
Asheville's Fun Depot, LLC	(#,^)	7 Roberts Road, Asheville, NC 02816	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/26/2027	64.9	64.9	67.6	0.02%
Resident Research, LLC	(#,^)	4400 Morris Park Dr Ste M, Charlotte, NC 11776	Other Information Services	Term Loan	Prime plus 2.75%	4/24/2027	65.4	65.4	62.0	0.02%
Getting Even LLC dba The Zoo Health Club	(#,^)	377 South Willow St., Ste B 2-1, Manchester, NH 06475	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/21/2027	5.6	5.6	5.4	—%
Ralph's Hair Salon, Inc.	(#,^)	175 NW 14th St., Homestead, FL 48341	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/21/2042	47.2	47.2	54.2	0.02%
Condron Brothers LLC DBA Luv 2 Play	(#,^)	4790 La Sierra Ave, Riverside, CA 44312	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/19/2027	88.7	88.7	87.2	0.03%
Butternuts Beer and Ale LLC	(#,^)	4021 Hwy 51, Garrattsville, NY 41031	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/12/2027	54.7	54.7	56.9	0.02%
The Altitude Group, LLC and Core Home Security, LLC	(#,^)	949 Clint Moore Road, Unit 949A, Boca Raton, FL 02322	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	32.8	32.8	32.9	0.01%
Citizens Lanes, LLC	(#,^)	5100 Goodson Connector Road, Union City, GA 99208	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/31/2042	567.5	567.5	533.6	0.16%
Bear Trail Lodge LLC	(#,^)	Mile 1 Bear Trail Road, King Salmon, AK 07432	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	522.6	522.6	617.9	0.19%
Landmark Ventures USA, Inc.	(#,^)	475 Park Ave South 25th Floor, New York, NY 92121	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	138.0	138.0	138.5	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Applied Integrated Technologies, Inc.	(#,^)	7120 Samuel Morse Dr #150, Columbia, MD 34449	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2027	92.1	92.1	92.4	0.03%
Golden Hen Inc. dba Cafe	(#,^)	468 W. Cheltenham Ave, Philadelphia, PA 06413	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	47.7	47.7	48.0	0.01%
KWG Industries LLC dba Peterson & Marsh Metal Industries	(#,^)	330 Roycefield Road Unit B, Hillsborough, NJ 06051	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2027	22.1	22.1	23.1	0.01%
Sea Smoke Barbeque, Corp and Danwen LLC	(#,^)	20 Island Farm Road, Oak Bluffs, MA 99507	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	223.6	223.6	262.1	0.08%
Schafer Fisheries Inc.	(#,^)	21985 Waller Road, Fulton, IL 32804	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	233.9	233.9	277.0	0.09%
Douglas K. Soderblom . dba Loma Linda Optometry	(#,^)	25815 Barton Rdad, Unit C104, Loma Linda, CA 03801	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	73.6	73.6	75.0	0.02%
Discount Price, LLC dba Robert's Market	(#,^)	2 Hill Road, Franklin, NH 64060	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	195.1	195.1	229.2	0.07%
Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham	(#,^)	1221 Kentucky Mills Dr, Louisville, KY 17821	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	999.1	999.1	1,182.5	0.36%
H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	(#,^)	5455 N 51st St., # 30, Glendale, AZ 06410	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	80.1	80.1	82.4	0.03%
New England Country Day School, Inc. and Thomas D. Walker	(#,^)	27 Kenosia Ave, Danbury, CT 34741	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	356.7	356.7	417.6	0.13%
American Pharmaceutical Innovation Company, LLC	(#,^)	1425 Centre Circle, Downers Grove, IL 30349	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	5.2	5.2	5.2	—%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC dba Econo	(#,^)	421 S. Oak St., Pecos, TX 33710	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	388.0	388.0	459.3	0.14%
Heil & Hornik LLC dba Elysium Tennis	(#,^)	7637 C. Commerce Place, Plain City, OH 48473	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	877.0	877.0	1,026.0	0.32%
Denton Bio Fuels LLC and American Bio Source LLC	(#,^)	624 W. University Dr. Ste 359, TX, TX 33016	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	43.8	43.8	44.7	0.01%
JBK Truck Trailer and Bus Inc.	(#,^)	8669 South State Road 67, Camby, IN 39440	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	83.9	83.9	98.0	0.03%
Color Graphic Press, Inc.	(#,^)	42 Main St., Nyack, NY 39440	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2027	88.3	88.3	92.5	0.03%
Executive Fitness & Nutrition Inc.	(#,^)	8610 Roosevelt Ave Ste 2, Jackson Heights, NY 27601	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	14.8	14.8	15.5	—%
Baton Rouge Cargo Services Inc. and 6507 Westport, LLC	(#,^)	6507 Westport Ave, Shreveport, LA 34711	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	608.2	608.2	715.6	0.22%
Vehicle Safety Supply LLC	(#,^)	707 Femimore Road, Mamaroneck, NY 11772	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/21/2027	16.6	16.6	16.6	0.01%
J Sivilis LLC dba Pet Wants	(#,^)	3883 Catalina Dr, Cocoa, FL 94702	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/17/2027	3.5	3.5	3.6	—%
The Purple Cow House of Pancake Inc	(#,^)	6 & 10 Skowhegan Road, Fairfield, ME 64801	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	151.8	151.8	179.5	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc. T.C. of	(#,^)	5880 US Hwy6, Portage, IN 99801	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	220.6	220.6	231.0	0.07%
Reservoir International LLC	(#,^)	502 Parks McMillan Dr, Raeford, NC 33064	Educational Services	Term Loan	Prime plus 2.75%	3/16/2027	57.5	57.5	59.5	0.02%
1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa M	(#,^)	6510 North Broadway, Saint Louis, MO 14622	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	486.2	486.2	486.8	0.15%
Dwayne Bernard Tate	(#,^)	1238 Woodcliff Court SW, Lilburn, GA 74133	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	7.7	7.7	7.9	—%
Elegant Occasions, LLC dba E Productions	(#,^)	3650 Coral Ridge Dr Units 103-104, Coral Springs, FL 28052	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	555.1	555.1	649.1	0.20%
E & P Holdings 1 LLC and Evans & Paul Unlimited Corp. and Evans & P	(#,^)	140 Dupont St., Plainview, NY 60435	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	3/9/2027	91.9	91.9	92.8	0.03%
Anthony LLC dba Star of Woodward Market	(#,^)	5730 Woodward Ave, Detroit, MI 70458	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	108.9	108.9	128.7	0.04%
Allegro Assisted Living Of Texas	(#,^)	3400 Remington Dr, Plano, TX 85282	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/6/2027	70.7	70.7	74.0	0.02%
Podium Auto Sales Inc and RRS Property, LLC	(#,^)	246 S. Dixie Hwy, Pompano Beach, FL 11701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	85.8	85.8	100.2	0.03%
SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	(#,^)	1001 E. Cooley Dr Ste 102, Colton, CA 33071	Truck Transportation	Term Loan	Prime plus 2.75%	2/28/2027	169.3	169.3	169.5	0.05%
Weeping Willow Kennels, Inc and Aileen N Black	(#,^)	6041 Hammond School Road, Salisbury, MD 95684	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	132.2	132.2	155.2	0.05%
Getting Even LLC dba The Zoo Health Club	(#,^)	377 South Willow St. Unit B2-1, Manchester, NH 10013	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	70.2	70.2	71.2	0.02%
Total Document Solutions Inc and,TDS Services, LLC	(#,^)	2515 North Shiloh Dr, Fayetteville, AR 23222	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/27/2030	254.4	254.4	266.8	0.08%
McNally Enterprises Inc.	(#,^)	1010 N. Grove St., Anaheim, CA 06880	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/27/2027	46.9	46.9	47.6	0.01%
Teracore Inc.	(#,^)	3300 Holcomb Bridge Road, Ste 226, Norcross, GA 67672	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	119.3	119.3	119.4	0.04%
B & J Bicycle Shop Inc.	(#,^)	1620 E. Sample Rd, Pompano Beach, FL 13057	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	4.6	4.6	4.8	—%
TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	(#,^)	2235 S. Power Rd Ste 118, Mesa, AZ 06614	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	54.8	54.8	57.1	0.02%

3W Enterprises LLC	(#,^)	2727 Industrial Parkway, Elkhart, IN 26537	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	61.3	61.3	72.2	0.02%
Ameritube, LLC and Ravone Properties, LLC	(#,^)	1000 North State. Hwy 77, Hillsboro, TX 95206	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	173.4	173.4	205.0	0.06%
Sushiya Inc.	(#,^)	72 S. Main St, Hanover, NH 33312	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2027	13.7	13.7	13.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Maximo Canot dba Wash and Dry Laundrymat	(#,^)	34 Morningside Ave, Yonkers, NY 80014	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	130.0	130.0	153.1	0.05%
Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC	(#,^)	2808 Court St., Port Allen, LA 44114	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	233.7	233.7	274.9	0.08%
Marvic Enterprises Inc dba Jordan's Liquor	(#,^)	199 Taunton Ave, East Providence, RI 33619	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	206.8	206.8	242.9	0.07%
Harrison Logging Company LLC	(#,^)	255 Ray Crain Road, Indian Mound, TN 91301	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	77.4	77.4	79.0	0.02%
8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	(#,^)	174-176 Mountain Ave, Springfield, NJ 56164	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	309.3	309.3	359.8	0.11%
DBMS Consulting, Inc.	(#,^)	164 West 83rd St. Units CF1 and CF2, New York, NY 32940	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	174.9	174.9	203.5	0.06%
Brandco, LLC	(#,^)	2151 Consulate Dr Ste 21, Orlando, FL 05763	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/31/2027	31.5	31.5	31.6	0.01%
Chidlren's House Learning, Inc and Tarps Investment Group	(#,^)	720 Wilbraham Road, Springfield, MA 76234	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2042	302.7	302.7	353.9	0.11%
Fave Realty Inc.	(#,^)	1875 Grand Ave, Baldwin, NY 91761	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	51.4	51.4	60.2	0.02%
SRC Publishing LLC	(#,^)	8690 Waterford Bend St., Las Vegas, NV 60007	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	16.2	16.2	16.2	0.01%
Fox Valley Rentals & Investments LLC and Brian M Tomaszewski	(#,^)	2906 E. Newberry St., Appleton, WI 33065	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/20/2042	40.1	40.1	46.8	0.01%
Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	(#,^)	5245 Bucks Bar Road, Placerville, CA 60504	Beverage and Tobacco Product Manufacturing	Term Loan	8.25%	1/19/2030	230.9	230.9	215.0	0.07%
Jolibe LLC and Jolibe Atelier LLC	(#,^)	357 w 36th #401, New York, NY 33406	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	7.6	7.6	7.7	—%
Eickmann Management Group LLC dba Jimmy Johns of Dundee	(#,^)	568 Techumseh St., Dundee, MI 27405	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	71.8	71.8	75.2	0.02%
Fullbro Trust dba Menemsha Blues	(#,^)	2 Basin Road, Chilmark, MA 11780	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	16.2	16.2	17.0	0.01%
Echelon Enterprises, Inc	(#,^)	16701 E. Iliff Ave, Aurora, CO 02119	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/10/2027	35.3	35.3	36.9	0.01%
Metropolitan Solutions Group Inc.	(#,^)	1420 Chestnut St., Portsmouth, VA 79092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	258.6	258.6	298.7	0.09%
Means Enterprises LLC dba FastFrame Frisco	(#,^)	4112-4150 Legacy Dr/5729 Leabanon Road Unit 412, Frisco, TX 22192	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	14.9	14.9	15.0	—%
Soon Im. Chin dba Stan C-Store	(#,^)	4014 E Stan Schlueter Loop, Killeen, TX 54484	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	199.8	199.8	235.2	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Sempco, Inc.	(#,^)	51 -55 Lake St. Unit #2-6, Nashua, NH 11232	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	39.5	39.5	46.6	0.01%
New Chicago Wholesale Bakery, Inc.	(#,^)	795 Touhy Ave, Elk Grove Village, IL 94403	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	426.1	426.1	495.5	0.15%
Techni-Pro Institute LLC	(#,^)	414 NW 35th St., Boca Raton, FL 10011	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	135.1	135.1	136.3	0.04%
Elita 7, LLC	(#,^)	16 Marble St., Worcester, MA 23504	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	669.9	669.9	785.5	0.24%
HMG Strategy, LLC	(#,^)	191 Post Road West, Westport, CT 06106	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	33.8	33.8	33.7	0.01%
Trison Enterprises Inc.dba Lee's Automotive	(#,^)	13281 Aurora Ave N, Seattle, WA 10017	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	383.2	383.2	448.3	0.14%
AGG Management Team LLC dba Chevron	(#,^)	2615 S Dixie Hwy, West Palm Beach, FL 33178	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	269.5	269.5	317.9	0.10%
Roast Beef Levittown LLC dba Arby's	(#,^)	2080 Hempstead Turnpike, East Meadow, NY 96785	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	151.1	151.1	157.8	0.05%
Success Advertising Inc. dba Success Communivstion Gr	(#,^)	26 Eastmans Road, Parsippany, NJ 19124	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	438.6	438.6	516.5	0.16%
Wayfarer Bicycle LLC	(#,^)	118-120 Ocean Ave, New London, CT 06801	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	87.0	87.0	100.8	0.03%
Recycling Revolution,LLC	(#,^)	4190 Collins Road, Unadilla, GA 11520	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	86.2	86.2	100.4	0.03%
eCommerce Direct, LLC	(#,^)	3440 Gannett Ave, Des Moines, IA 04856	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	553.0	553.0	560.3	0.17%
Mack Team Enterprises Inc.dba The UPS Store #6815	(#,^)	38200 Ave of the States, Fort Gordon, GA 07055	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	14.6	14.6	14.8	—%
Hanson's Greeks LLC	(#,^)	8132 N. 87th Place, Ste A, Scottsdale, AZ 78205	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	8.0	8.0	8.3	—%
New Life Hospital LLC	(#,^)	17400 Red Oak Dr, Houston, TX 95301	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,145.1	1,145.1	1,351.1	0.42%
Imagine By Carleen Inc.	(#,^)	1404 Del Prado Blvd. Units 100 & 105, Cape Coral, FL 18040	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	49.4	49.4	57.6	0.02%
Yachting Solutions LLC	(#,^)	229 Commercial St., Rockport, ME 23224	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/7/2029	57.4	57.4	60.6	0.02%
Lilo Holdings LLC	(#,^)	1000 Roosevelt Ave., Cartaret, NJ 25401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/5/2026	11.6	11.6	11.8	—%
Noso Development LLC	(#,^)	4 Walker Way, Albany, NY 98501	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	53.5	53.5	53.4	0.02%
Quick Ship, LLC	(#,^)	448 W. 19th St, Houston, TX 20743	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	7.4	7.4	7.4	—%
Studio Find It Georgia, Inc.	(#,^)	1415 Constitution Road SE, Atlanta, GA 87109	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2026	5.3	5.3	5.3	—%
Imaginarium Foods LLC,	(#,^)	751 N. Cable Road, Lima, OH 06471	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	351.3	351.3	412.2	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

RD Management, LLC	(#,^)	2302 N. Kings Hwy, Myrtle Beach, SC 63901	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	150.9	150.9	151.3	0.05%
Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence,LLC	(#,^)	1 Pebble Wood Lane, Palm Coast, FL 29078	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	63.4	63.4	74.9	0.02%
Usman Jalil, LLC dba Food Mart	(#,^)	147 N Washington St., Plainville, CT 92663	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	218.9	218.9	253.4	0.08%
Access Staffing, LLC	(#,^)	360 Lexington Ave 8th Floor, New York, NY 34944	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	869.4	869.4	868.3	0.27%
CRK Mens, LLC dba Spiff for Men	(#,^)	750 Third Ave, New York, NY 53402	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	72.9	72.9	73.3	0.02%
WPN Recycling Company LLC	(#,^)	5101 Andard Ave, Baltimore, MD 85034	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	15.9	15.9	16.6	0.01%
Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn -#281901	(#,^)	1835 Auburn Way N Ste B, Auburn, WA 95334	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	42.3	42.3	42.5	0.01%
Bouquet Restaurant LLC	(#,^)	519 Main St., Covington, KY 76179	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	91.0	91.0	107.4	0.03%
JBK Truck Trailer and Bus Inc.	(#,^)	8669 S. State Road 67, Camby, IN 81212	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	389.8	389.8	455.0	0.14%
Broms Asset Management LLC	(#,^)	215 East 79th St. Apt 9E, New York, NY 10453	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	86.8	86.8	86.7	0.03%
6E Technologies LLC	(#,^)	11001 West 120th Ave, Ste 400, Broomfield, CO 11757	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	110.4	110.4	113.5	0.03%
Skaggs RV Outlet LLC	(#,^)	301 Commerce Dr, Elizabethtown, KY 60618	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	70.6	70.6	73.7	0.02%
Catherine Christine Morin dba Purr-Fect Pets	(#,^)	1915 North Austin Ave, Georgetown, TX 78336	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	13.2	13.2	13.2	—%
Stratmar Systems Inc dba Stratmar Retail Services	(#,^)	109 Willett Ave, Port Chester, NY 48083	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	48.3	48.3	50.5	0.02%
Hoosier Health Plus, LLC	(#,^)	520 East 8th St., Anderson, IN 85364	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	66.1	66.1	69.0	0.02%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(#,^)	640 Dubois St., Du Bois, PA 11373	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2026	161.6	161.6	168.4	0.05%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(#,^)	640 Dubois St., Dubois, PA 07111	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/10/2041	438.5	438.5	513.9	0.16%
Hackensack Steel Corporation and Luzerne Ironworks Inc	(#,^)	300 Sly St., Swoyersville, PA 07202	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	176.0	176.0	183.8	0.06%
Panther Ironworks and Rigging Solutions LLC	(#,^)	1028 Washburn Switch Road, Shelby, NC 33064	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	112.7	112.7	115.2	0.04%
Big Apple Entertainment Partners LLC	(#,^)	1221 Brickell Ave, Ste 2660, Miami, FL 12095	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/9/2026	123.5	123.5	123.4	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Dyer Properties, LLC and Bayview Pharmacy, Inc.	(#,^)	3844 Post Road, Warwick, RI 94507	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	225.4	225.4	262.1	0.08%
MIK LLC dba Firehouse Subs	(#,^)	17250 Royalton Rd, Strongsville, OH 11520	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	157.3	157.3	157.7	0.05%
Fine Line Interiors, Inc.	(#,^)	2530 SW 30th Ave, Hallandale Beach, FL 06787	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	61.2	61.2	72.2	0.02%
131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	(#,^)	13215 Miles Ave, Cleveland, OH 92106	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	112.3	112.3	132.0	0.04%
Veracruz Shabo, LLC(EPC) Waterfalls Quick Lube LLC (OC)	(#,^)	1325 Broad St., Central Falls, RI 67439	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	111.4	111.4	130.7	0.04%
Glocecol LLC	(#,^)	10302 NW South River Dr, Bay #18, Miami, FL 07495	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	52.9	52.9	55.3	0.02%
Bloomquist Communications Inc.	(#,^)	131 East Trinity Place, Decatur, GA 06450	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	41.8	41.8	41.8	0.01%
Moolchan Enterprises LLC dba Staying Green	(#,^)	2650 S.W. 154 Ave, Davie, FL 12866	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	7.7	7.7	8.0	—%
Woodstock Enterprises Corp dba True Scent Candle Co	(#,^)	191 2nd Ave, Warwick, RI 32771	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	83.0	83.0	96.2	0.03%
Elite Structures Inc	(#,^)	401 Old Quitman Road, Abel, GA 11106	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	180.2	180.2	192.2	0.06%
Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	(#,^)	200 North Branford Road, Branford, CT 02110	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	296.7	296.7	309.9	0.10%
Worldwide Estate, Inc. dba Washington Heights Manor	(#,^)	10620 W. Greenwood Terrace, Milwaukee, WI 95060	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	209.9	209.9	247.7	0.08%
Gold Wind Logistics LLC	(#,^)	2830 Beech Daly Rd, Inkster, MI 28277	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	163.7	163.7	193.1	0.06%
Speaker City, Inc. dba Rollin Thunder	(#,^)	246 East Belt Blvd, Richmond, VA 03103	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	117.0	117.0	137.1	0.04%
Maine Service Corp	(#,^)	59-22 55th St., Maspeth, NY 80015	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	114.5	114.5	119.1	0.04%
Justin Partlow	(#,^)	100 Independence Place, Ste 414, Tyler, TX 33030	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	13.6	13.6	13.6	—%
Reliable Recovery Services LLC	(#,^)	2401 West Mcdowell Road, Phoenix, AZ 74133	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	78.5	78.5	80.2	0.02%
Wyspen Corporation dba Charlestown Ace	(#,^)	5 Austin St., Charlestown, MA 92505	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	25.1	25.1	25.1	0.01%
Ailky Corporation	(#,^)	352 Beford St., Lakeville, MA 30045	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	165.4	165.4	166.8	0.05%
JJA Transportation Management Inc.	(#,^)	15 Church St., Upland, PA 33487	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	36.2	36.2	36.1	0.01%
Seaway LLC and Reklaw LLC dba Allure Lounge	(#,^)	415 -417 Halsey Dr, Newark, NJ 21046	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	128.2	128.2	151.3	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

CNC Precision Machine, Inc.	(#,^)	18360 Industrial Circle, Burton, OH 02557	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,191.9	1,191.9	1,390.3	0.43%
Beadon Inc	(#,^)	2601 Old Ocean City Rd, Salisbury, MD 99613	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	15.5	15.5	16.1	—%
Kyle M Walker DDS, PC	(#,^)	1402 West Park Ave, Orange, TX 40299	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	158.3	158.3	159.3	0.05%
Reynolds Fence & Guardrail Inc.	(#,^)	9320 Machado Dr, Indian Trail, NC 11706	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	433.7	433.7	449.3	0.14%
Luv 2 Play Nor Cal, LLC dba Luv 2 Play	(#,^)	82 Clarksville Road, Folsom, CA 85301	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	36.2	36.2	36.6	0.01%
TPFC,LLC dbaThe Picture Frame Company	(#,^)	5957 Glenway Ave, Cincinnati, OH 92354	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	54.8	54.8	64.0	0.02%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	(#,^)	24201 North Hwy 1, Fort Bragg, CA 98036	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	6.2	6.2	6.5	—%
PeopleBest Inc.	(#,^)	19442 Mesa Dr, Villa Park, CA 03235	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	10.3	10.3	10.3	—%
Cuppiecakes LLC	(#,^)	313 S Main St., McGregor, TX 11372	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	21.0	21.0	24.4	0.01%
Wrecking Crew Media LLC	(#,^)	229 Commercial Ave, Pittsburgh, PA 76201	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	34.4	34.4	34.3	0.01%
Consulting Solutions Inc. and Mark Luciani	(#,^)	3000 N Federal Hwy 1-1A, Fort Lauderdale, FL 10960	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2026	16.2	16.2	16.7	0.01%
Benoit's Towing and Recovery LLC	(#,^)	301 Tabor Rd, Swanton, VT 46113	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	5.8	5.8	5.8	—%
Metropet Dog Center, Inc	(#,^)	2057 West Shore Road, Warwick, RI 33065	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	101.9	101.9	119.2	0.04%
Marquis Cattle Company	(#,^)	805 US Hwy 87, Belt, MT 63147	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/13/2026	34.8	34.8	36.2	0.01%
SRA Mechanicial Inc	(#,^)	1186 Ocean Ave, Bayshore, NY 48202	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/6/2041	40.5	40.5	47.6	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC dba Critter C	(#,^)	1362-1366 W. Carrier Parkway, Grand Prairie, TX 33073	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	93.0	93.0	93.5	0.03%
Raem Corporation dba Dryclean Express	(#,^)	557 West Whitney Road, Fairport, NY 92324	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	67.5	67.5	79.4	0.02%
Warren Dale Warrington dba Custom Paint and Body	(#,^)	705 S Market Ave, Fort Pierce, FL 92806	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	94.3	94.3	110.5	0.03%
Albert Basse Associates Inc	(#,^)	175 Campanelli Parkway, Stoughton, MA 72704	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	42.1	42.1	43.8	0.01%
Rosmel Pools Inc	(#,^)	9300 NW 25th St. Ste 103, Miami, FL 36305	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	15.3	15.3	15.4	—%
Avery Management Inc. dba Whetstone Upholstery	(#,^)	1122 N Bloulevard, Richmond, VA 46516	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	7.0	7.0	6.9	—%
TR Companies LLC dba Liberty Rental 4 U	(#,^)	410 N Church Road, Liberty, MO 33064	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	33.8	33.8	33.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(#,^)	726-740 South Fleming St., Sebastian, FL 48184	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	492.0	492.0	579.3	0.18%
Luv 2 Play Temecula, LLC	(#,^)	26469 Ynez Road, Temecula, CA 76645	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	40.9	40.9	40.7	0.01%
2 Cool Beans LLC dba Menchies's Frozen Yogurt	(#,^)	11331 Thienes Ave, South El Monte, CA 02914	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	56.2	56.2	56.0	0.02%
Grayson O Company	(#,^)	6509 Newell Ave, Kannapolis, NC 62278	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	581.9	581.9	685.3	0.21%
Paul Belanger dba Paul Belanger Landscaping	(#,^)	2595 Military Ave, Los Angeles, CA 70767	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	10.2	10.2	10.2	—%
The Hungry Rhino LLC	(#,^)	47 South Main St., Windsor Locks, CT 10013	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	70.8	70.8	82.6	0.03%
Little Tree Huggers Child Care LLC	(#,^)	38620 9 Mile Road, Farmington Hills, MI 37079	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	130.1	130.1	153.2	0.05%
303 Tower Drive LLC	(#,^)	303 Tower Dr, Ste A, Middletown, NY 63108	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	371.9	371.9	436.5	0.13%
USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	2290 NW 21st Terrace, Miami, FL 11235	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	15.1	15.1	15.3	—%
Big Apple Entertainment Partners LLC dba Ripley's Believe It or Not	(#,^)	1221 Brickell Ave, Ste 2660, Miami, FL 33428	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/28/2026	202.0	202.0	201.2	0.06%
676 Club LP dba The Green Door Tavern/The Drifter	(#,^)	676 and 678 North Orleans ST, Chicago, IL 11510	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	622.6	622.6	732.3	0.23%
Intrepid Trinity LLC	(#,^)	680 Douglas Ave, Providence, RI 06512	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	58.1	58.1	68.0	0.02%
Apple Tree NC Inc dba Williams Farm & Garden Center	(#,^)	1309 Old Cherry Point Road, New Bern, NC 77015	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	320.3	320.3	372.1	0.11%
EPEC Juice LLC dba Jamba Juice	(#,^)	810 Ninth St., Ste 128, Durham, NC 10018	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	56.2	56.2	56.0	0.02%
Pinco Pizza LLC dba Jet's Pizza	(#,^)	10845 N. Tatum Blvd Ste A 100, Phoenix, AZ 48131	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	49.4	49.4	51.5	0.02%
JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	(#,^)	1 West Main St., Patchogue, NY 89123	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	84.1	84.1	83.8	0.03%
The Grasso Companies, LLC and Grasso Pavement Maintenance, LLC	(#,^)	485 Pepper St., Norwalk, CT 22312	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	7/26/2026	60.8	60.8	62.1	0.02%
My Sainath Inc dba Motel 6	(#,^)	1008 E Crest Dr, Waco, TX 33426	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	283.7	283.7	333.2	0.10%
Robert G Larson State Farm Insurance	(#,^)	7922 Jamaica Ave, Woodhaven, NY 80013	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	15.1	15.1	15.1	—%
Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Sho	(#,^)	1502 Hwy 157, Mansfield, TX 02882	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	10.6	10.6	10.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Franklin Firm LLC dba Luv 2 Play	(#,^)	1310 East Stan Schleuter Loop, Killeen, TX 35244	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	149.5	149.5	174.9	0.05%
RM Hawkins LLC dba Pure Water Tech West	(#,^)	5140 Topaz Dr, Colorado Springs, CO 01603	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	33.4	33.4	34.7	0.01%
Nevey's LLC dba Stark Food III	(#,^)	6315 W. Fond Du Lac Ave, Milwaukee, WI 68025	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	273.5	273.5	321.6	0.10%
VMA Technologies LLC	(#,^)	120 South Serenata Dr Unit 332, Ponte Vedra Beach, FL 95205	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	14.9	14.9	14.8	—%
Corning Lumber Company Inc and Frank R Close and Son Inc dba Close Pai	(#,^)	1314 Sixth St., Orland, CA 76542	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	150.8	150.8	161.5	0.05%
Martin Inventory Management LLC	(#,^)	304 1/2 Main St., Edgefield, SC 60007	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	16.4	16.4	17.1	0.01%
P L H Pharmaco Inc dba Farmacia San Jose	(#,^)	149 48th St., Union City, NJ 98311	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	111.6	111.6	116.3	0.04%
Desert Tacos LLC	(#,^)	245 East Bell Road Ste A-2, Phoenix, AZ 32754	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	67.4	67.4	69.6	0.02%
WGI, LLC dba Williams Grant Inn	(#,^)	154 High St., Bristol, RI 23976	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	113.8	113.8	133.1	0.04%
O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	(#,^)	626 Delsea Dr N, Glassboro, NJ 06320	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	93.1	93.1	93.5	0.03%
KWG Industries, LLC dba Peterson & Marsh Metal Industries	(#,^)	330 Roycefield Road, Unit B, Hillsborough, NJ 06880	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	282.0	282.0	330.5	0.10%
E & P Holdings 1 LLC and Evans & Paul LLC	(#,^)	140 Dupont St, Plainview, NY 07054	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2026	89.6	89.6	90.1	0.03%
JumboMarkets Inc dba Rines Jumbomarkets	(#,^)	15500 SW Trail Dr, Indiantown, FL 33990	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	33.3	33.3	33.1	0.01%
Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	(#,^)	1431 11th Ave SE, Olympia, WA 50321	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	93.9	93.9	110.4	0.03%
Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	(#,^)	27 Main St., Monroe, CT 77090	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	462.1	462.1	534.7	0.16%
Visual Advantage LLC dba Signs Now Perryberg	(#,^)	23248 Dunbridge Road, Perrysburg, OH 04856	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	84.6	84.6	98.4	0.03%
Long Island Comedy LLC dba Governors and New York Comedy, LLC	(#,^)	90 A Division Ave, Levittown, NY 93465	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	173.9	173.9	202.7	0.06%
Bagelicious, LLC	(#,^)	945 S Main St, Cheshire, CT 33004	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	36.3	36.3	36.2	0.01%
Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle Tr	(#,^)	377 Boston Post Road, Milford, CT 68025	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	355.7	355.7	353.6	0.11%
NKJ Lusby Donuts LLC	(#,^)	174 Village Center Dr, Lusby, MD 12205	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	15.0	15.0	14.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Jai-Alexia Consulting, Inc.	(#,^)	14660 Paddock Dr, Wellington, FL 45805	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	7.9	7.9	7.8	—%
Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	(#,^)	1137 West St., Southington, CT 77008	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	474.2	474.2	522.6	0.16%
Luv 2 Play AZ LLC	(#,^)	15495 Bell Road, Surprise, AZ 45121	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	41.9	41.9	43.5	0.01%
Refoleen Inc dba Spice and Tea Exchange	(#,^)	849 East Commerce St., Ste 121, San Antonio, TX 29572	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	57.5	57.5	57.1	0.02%
Larry H. Patterson and Rainbow Movers, Inc	(#,^)	2325 Hollers Ave, Bronx, NY 30316	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	15.0	15.0	14.9	—%
Solvit Inc and Solvit North Inc	(#,^)	65 Farmington Valley Dr, Plainville, CT 06062	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	164.5	164.5	166.5	0.05%
AP5 LLC dba Krauser's Food Store	(#,^)	5 Pond Point Road, Milford, CT 95448	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	179.6	179.6	211.2	0.07%
ATI Jet Inc	(#,^)	7007 Boeing Dr, El Paso, TX 10017	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	388.1	388.1	391.6	0.12%
Angelo Faia dba AVF Construction	(#,^)	55 Arbour Lane, Sewell, NJ 21226	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	92.0	92.0	107.1	0.03%
Premier Athletic Center of Ohio, Inc	(#,^)	8957 Kingsridge Dr, Centerville, OH 98002	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	57.5	57.5	59.8	0.02%
Jack Frost Firewood Inc. and David Dubinsky	(#,^)	3168 Holland Road, Virginia Beach, VA 46113	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	190.9	190.9	221.9	0.07%
Southwest Division Inc	(#,^)	2103 NE 3rd Terrace, Cape Coral, FL 41011	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	5.4	5.4	5.5	—%
International Kitchen Supply LLC	(#,^)	3466 North Hwy 11, West Union, SC 10075	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	122.8	122.8	124.5	0.04%
Groth Lumber Co. Inc. dba True Value	(#,^)	6747 Pacific Ave, Wright, MN 50023	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	14.8	14.8	15.4	—%
Island Life Graphics Inc dba FASTSIGNS #576	(#,^)	1925 S 14th St. No. 7, Amelia Island, FL 78626	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	14.8	14.8	14.8	—%
Powerspec Inc	(#,^)	1 Linsley Place, Metuchen, NJ 10573	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	57.1	57.1	56.8	0.02%
Horseshoe Barbecue, LLC	(#,^)	6555, 6565, 6575 N. Sandario Road, Tucson, AZ 46012	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	7.4	7.4	7.9	—%
Pro Auto Repair LLC	(#,^)	204 F St. SW, Quincy, WA 15801	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	4.8	4.8	5.0	—%
National Air Cargo Holdings Inc	(#,^)	5955 TG Lee Blvd., Ste 500, Orlando, FL 18709	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	490.0	490.0	509.3	0.16%
Elderfriend Inc dba Granny Nannies dba GN Live Scan	(#,^)	1499 W. Palmetto Park Rd., Ste #115, Boca Raton, FL 28150	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	8.4	8.4	8.3	—%
Dedicated Incorporated	(#,^)	2916 North 39th St., Phoenix, AZ 28466	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	43.0	43.0	50.3	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

J&A Laundromat Inc.	(#,^)	225 East Park Ave, Long Beach, NY 33131	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	44.4	44.4	44.5	0.01%
HBA LLC dba Palmetto Twist-Vista	(#,^)	1225-1229 Lincoln St., Columbia, SC 02886	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	12.7	12.7	12.8	—%
Studio Find It Georgia Inc	(#,^)	3399 Peachtree Road NE, Ste 400, Atlanta, GA 44136	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/13/2026	15.0	15.0	15.1	—%
FJN Catering Inc	(#,^)	106 Main St., Mineola, NY 33009	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	243.1	243.1	285.8	0.09%
Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	(#,^)	11 Kirby Road, Cromwell, CT 33426	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	122.6	122.6	142.7	0.04%
Sabir Inc. dba Bear Diner	(#,^)	603 Pulaski Hwy, Bear, DE 33178	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	114.4	114.4	134.1	0.04%
Gator D'Lites LLC dba D'Lites Emporium	(#,^)	4216 NW 16th Blvd, Gainsville, FL 33331	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/5/2026	14.8	14.8	14.7	—%
Keller, Fishback & Jackson LLP	(#,^)	28720 Canwood St., Agoura Hills, CA 10305	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	83.8	83.8	87.1	0.03%
Loriet LLC	(#,^)	5001 Vivienda Way, Sarasota, FL 47390	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	4.9	4.9	4.8	—%
Hard Exercise Works Winter Park LLC	(#,^)	11551 University Blvd, Ste. 4C Building 1, Orlando, FL 33311	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	26.5	26.5	26.3	0.01%
Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	(#,^)	401 East City Ave Ste 122, Bala Cynwyd, PA 01852	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	14.6	14.6	14.5	—%
Warner Home Comfort, LLC dba Smith Piping	(#,^)	1571 Canton Rd., NW, Carrollton, OH 53224	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	76.2	76.2	88.7	0.03%
Alpha Omega Trucking LLC	(#,^)	14432-52 State Line Road, Brookings, OR 85123	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	162.3	162.3	190.8	0.06%
May-Craft Fiberglass Products Inc	(#,^)	96 Hillsboro Road, Four Oaks, NC 33166	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	228.7	228.7	268.8	0.08%
Empowerschool LLC and Empower Autism Academy, LLC	(#,^)	1250 South A. W. Grimes Road, Round Rock, TX 02888	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	140.3	140.3	165.0	0.05%
Costume World Inc	(#,^)	950 South Federal Hwy, Deerfield Beach, FL 85009	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,153.3	1,153.3	1,356.0	0.42%
Pecos Inn LLC dba Econo Lodge	(#,^)	2207 W Third St., Pecos, TX 11378	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	621.9	621.9	729.2	0.22%
Accent Comfort Services, LLC	(#,^)	5035-C West W. T. Harris Blvd, Charlotte, NC 07102	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	58.4	58.4	58.1	0.02%
Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	(#,^)	27-29 Cooper St., Meriden, CT 92253	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	231.0	231.0	266.2	0.08%
AAA Mill Direct, Inc. dba Carpet Mill Outlets	(#,^)	1 North Armistead Ave, Hampton, VA 21804	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	5.1	5.1	5.3	—%
Sushiya Inc	(#,^)	72 South Main St., Hanover, NH 77568	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	56.8	56.8	57.4	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Waterfalls Quick Lube LLC and Veracruz Shabo LLC	(#,^)	1325 Broad St., Central Falls, RI 28079	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	250.5	250.5	293.1	0.09%
KNS Early Learning Academy LLC	(#,^)	57 Merritt St. SE, Marietta, GA 77630	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	47.2	47.2	54.8	0.02%
Christian Soderquist dba Soderquist Plumbing and Heating LLC	(#,^)	7 Oak Dr, Sandy Hook, CT 45238	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	52.3	52.3	62.1	0.02%
Vehicle Safety Supply LLC	(#,^)	15 East 72nd St., Ste 14-H, New York, NY 95630	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	14.4	14.4	14.8	—%
Dana A. Farley dba Independent Cabinets	(#,^)	5805 NE Minder Rd, Poulsbo, WA 03042	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	59.9	59.9	71.1	0.02%
Cameo Carter, MD A Professional Corporation dba The Garden Pediatric G	(#,^)	101 East Redlands Blvd., Ste 106, Redlands, CA 90250	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	48.1	48.1	49.2	0.02%
Men of Steel Enterprises LLC and Vogelbacher Properties LLC	(#,^)	2039 US Route 130, Burlington, NJ 95437	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	362.8	362.8	426.0	0.13%
MTS Car Service LLC	(#,^)	9 Gibson Court Apt# 1, Norwalk, CT 05488	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	6.7	6.7	6.9	—%
Tom Sawyer Country Restaurant LLC and AM 3208 LLC	(#,^)	3208 Forest Hills Blvd, Palm Springs, FL 01923	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	237.5	237.5	281.7	0.09%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette’s-West P	(#,^)	550 Rosemary Ave, Ste 236, West Palm Beach, FL 33487	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	60.1	60.1	61.7	0.02%
NOSO Development, LLC	(#,^)	4 Walker Way, Albany, NY 76557	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	120.2	120.2	122.8	0.04%
Wyldewood Cellars, Inc.	(#,^)	951 East 119th St, Mulvane, KS 33306	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	960.1	960.1	1,129.5	0.35%
Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	(#,^)	162 Danielson Pike, Foster, RI 15212	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	14.6	14.6	15.2	—%
Barrocas Gym LLC dba Snap Fitness	(#,^)	260 West Main St., Avon, CT 75119	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	12.4	12.4	12.9	—%
Marathon Engineering Corporation	(#,^)	5615 2nd St. W, Lehigh Acres, FL 30701	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	41.5	41.5	49.2	0.02%
PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	(#,^)	2017 14th St. NW, Washington, DC 28466	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	32.1	32.1	33.0	0.01%
Revolution Physical Therapy LLC dba Apex Network Physical Therapy	(#,^)	2705 Dougherty Ferry Road Ste 104, St. Louis, MO 59644	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	14.6	14.6	15.0	—%
International Construction Inc	(#,^)	53955 Gratiot Ave, Chesterfield, MI 31415	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	43.7	43.7	51.6	0.02%
ActKnowledge, Inc	(#,^)	365 5th Ave, New York, NY 11706	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	80.2	80.2	83.5	0.03%
Precious Care LLC and Precious Care Management LLC	(#,^)	186-06 Union Turnpike, Fresh Meadows, NY 34982	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	355.6	355.6	363.5	0.11%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	(#,^)	330 West Harden St., Graham, NC 33172	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	74.4	74.4	88.2	0.03%
Kekoa Enterprises Inc dba Signarama Sandy	(#,^)	8942 South 700 East, Sandy, UT 23230	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	31.7	31.7	32.4	0.01%
Brian T Rice dba BD Logging	(#,^)	800 3rd St Apt B, St Marys, WV 30824	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	1.2	1.2	1.2	—%
K Soles Corp dba Max Collections	(#,^)	3208 Oakcliff Industrial St., Doraville, GA 28082	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/16/2026	14.4	14.4	14.7	—%
R & D Enterprises Inc dba My Pool Man	(#,^)	291 North Texas Ave., Orlando, FL 29732	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	32.1	32.1	32.7	0.01%
HEWZ, LLC dba Hard Exercise Works	(#,^)	5684 West Sample Road, Coral Springs, FL 48335	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	14.4	14.4	14.7	—%
Mustafa Inc and Raouf Properties LLC	(#,^)	3538 Pin Oak Dr, San Antonio, TX 90064	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	68.5	68.5	81.1	0.03%
Dupre Capital LLC dba Fastsigns	(#,^)	215 Quartermaster Court, Jeffersonville, IN 07095	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	37.5	37.5	38.2	0.01%
ABCs & 123s Infant and Child Care Center LP	(#,^)	13419 Hwy 290E., Bldg 5, Manor, TX 10941	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	7.2	7.2	7.4	—%
Step Up Academy of the Arts LLC	(#,^)	2558 Wigwam Pkwy Ste A, Henderson, NV 28560	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	5.1	5.1	5.3	—%
Faith Summit Supply Inc dba Summit Supply and Summit True Value	(#,^)	8584 US Business Hwy 277, Haskell, TX 02908	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	14.4	14.4	14.9	—%
Swerve Salon LLC	(#,^)	1419 N Wells St., Chicago, IL 11772	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	50.7	50.7	51.7	0.02%
J & W Hardwood Flooring Inc	(#,^)	14967 Madison St, Brighton, CO 92078	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	4.8	4.8	4.9	—%
Labmates LLC and POV Holdings LLC	(#,^)	141 Watertown Road, Thomaston, CT 19403	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	100.7	100.7	119.4	0.04%
Hueston and Company CPA LLC	(#,^)	8792 East State Road 70, Ste B, Bradenton, FL 32712	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	5.2	5.2	5.4	—%
Almost Home Daycare LLC	(#,^)	35 Copps Hill Road, Ridgefield, CT 27705	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	34.5	34.5	35.9	0.01%
The River Beas, LLC dba Subway and Punam Singh	(#,^)	5516 Baltimore Ave, Hyattsville, MD 30533	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	124.9	124.9	147.9	0.05%
Consulting Solutions, Inc. and Mark Luciani	(#,^)	3000 N Federal Hwy, STE 1, Fort Lauderdale, FL 06468	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	7.5	7.5	7.8	—%
Living Essentials HVAC Corp	(#,^)	42 West St., Apt 24, Randolph, MA 33021	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	9.5	9.5	9.7	—%
Powerpits CS1, LLC dba Pita Pit	(#,^)	2008 S Texas Ave, College Station, TX 11421	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	2.0	2.0	2.1	—%
Drug Detection Laboratories, Inc. and Minh Tran	(#,^)	9700 Business Park Dr, Sacramento, CA 76063	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	12.5	12.5	12.8	—%
Aaradhya LLC dba Market Square Laundry	(#,^)	7727 Crittenden St., Philadelphia, PA 06109	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	49.0	49.0	50.1	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Blackstones Hairdressing LLC	(#,^)	2 Ave of the Americas, New York, NY 92025	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	33.2	33.2	33.9	0.01%
R & K Contracting Inc	(#,^)	3605 NW 31st Ave, Fort Lauderdale, FL 95301	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	10.0	10.0	10.4	—%
Jersey Shore Marina & Boat Sales, Inc.	(#,^)	841 Route 70 East, Brick, NJ 52060	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	576.2	576.2	682.7	0.21%
Ei3 Corporation	(#,^)	136 Summit Ave, Montvale, NJ 29824	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	207.0	207.0	215.6	0.07%
Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	(#,^)	2250 Warrensville Center Road, University Heights, OH 53218	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	232.8	232.8	247.2	0.08%
B for Blonde, LLC dba Blo Blow Dry Bar	(#,^)	142 East 49th St., New York, NY 06117	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	39.7	39.7	40.6	0.01%
Base USA, Inc.	(#,^)	2215 NW 2nd Ave, Miami, FL 95963	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	31.7	31.7	33.0	0.01%
Zouk Ltd dba Palma	(#,^)	28 Cornelia St., New York, NY 85022	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	14.1	14.1	14.7	—%
SuzyQue's LLC dba SuzyQue's	(#,^)	34 South Valley Road, West Orange, NJ 33122	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	14.0	14.0	14.5	—%
Tammy Lavertue	(#,^)	24 Wakefield St., Rochester, NH 02809	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	7.0	7.0	7.3	—%
Wildflour Bakery & Cafe LLC	(#,^)	5137 Clareton Dr., Ste 100, Agoura Hills, CA 08844	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	39.1	39.1	40.7	0.01%
Gendron Funeral and Cremation Services, Inc.	(#,^)	135 North Lime Ave, Sarasota, FL 80214	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	103.2	103.2	122.2	0.04%
Dolarian Realty LLC and OV's Restaurant Inc	(#,^)	34 Old Colony Ave, East Taunton, MA 91311	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	62.2	62.2	73.7	0.02%
Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	(#,^)	1196 Inverness Lane, Stow, OH 98501	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	69.4	69.4	71.2	0.02%
MCF Forte LLC	(#,^)	1245 W Baseline Rd Unit 105, Mesa, AZ 34744	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	11.6	11.6	11.8	—%
Panditos LLC dba White Lotus Home	(#,^)	431 Raritan Ave, Highland Park, NJ 06468	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	9.8	9.8	10.0	—%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	(#,^)	24201 North Hwy 1, Fort Bragg, CA 35242	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	93.9	93.9	110.7	0.03%
800 on the Trax LLC and Matrix Z LLC	(#,^)	800 SW 21st Terrace, Fort Lauderdale, FL 11756	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	228.7	228.7	269.4	0.08%
Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Ga	(#,^)	8957 Kingsridge Dr, Centerville, OH 93465	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	651.0	651.0	696.3	0.21%

Joyce Outdoor Advertising Chicago LLC	(#,^)	2443 West 16th St., Chicago, IL 33063	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	275.8	275.8	324.8	0.10%
Hattingh Incorporated dba Prosthetic Care Facility	(#,^)	4415 Woodridge Pkwy, Ste 180, Leesburg, VA 06460	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	11.1	11.1	11.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Trip Consultants U.S.A. Inc.	(#,^)	311 85th St., Brooklyn, NY 10475	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	102.6	102.6	104.5	0.03%
Labmates LLC	(#,^)	141 Watertown Road, Thomaston, CT 78205	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	148.8	148.8	176.0	0.05%
Accent Tag and Label Inc	(#,^)	2201 Rittenhouse St, Des Moines, IA 28110	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	607.3	607.3	716.1	0.22%
Abbondanza Market LLC dba Hampton Falls Village Market	(#,^)	82 Lafayette Road, Hampton Falls, NH 33414	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/18/2025	36.6	36.6	37.5	0.01%
Moments to Remember USA LLC dba Retain Loyalty	(#,^)	1250 Sanders Ave SW, Massillon, OH 63026	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	53.4	53.4	55.2	0.02%
New York Home Health Care Equipment, LLC	(#,^)	30 Hopper St., Westbury, NY 79925	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	638.2	638.2	663.1	0.20%
Abitino's JFK LLC dba Abitino's	(#,^)	Terminal 8 JFK ExpressWay Airport, Jamaica, NY 12205	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	49.3	49.3	49.2	0.02%
Swalm Street LLC and New York Home Health Care Equipment LLC	(#,^)	30 Hopper St., Westbury, NY 33909	Ambulatory Health Care Services	Term Loan	7.5%	12/16/2040	303.6	303.6	286.6	0.09%
JAG Unit 1, LLC	(#,^)	1 West Main St., Patchogue, NY 08080	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	154.3	154.3	157.2	0.05%
Evans & Paul LLC and E&P Holdings I LLC	(#,^)	140 Dupont St., Plainview, NY 23453	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2025	83.5	83.5	85.5	0.03%
Basista Family Limited Partnership and UPE, Inc.	(#,^)	3401 Brecksville Rd, Richfield, OH 29696	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	313.7	313.7	369.7	0.11%
DC Enterprises Ltd. dba Lakeview True Value	(#,^)	318 North F St., Lakeview, OR 55798	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	13.9	13.9	14.4	—%
Cares, Inc dba Dumpling Grounds Day Care Center	(#,^)	4508 Blakiston St., Philadelphia, PA 33029	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	4.6	4.6	4.8	—%
Custom Exteriors, Inc.	(#,^)	2142 Rheem Dr, Ste E, Pleasanton, CA 98848	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	61.7	61.7	63.3	0.02%
Sushiya, Inc.	(#,^)	72-74 South Main St., Hanover, NH 32822	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	67.1	67.1	68.8	0.02%
LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	(#,^)	880 Lowcountry Blvd, Mount Pleasant, SC 53402	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	459.7	459.7	542.7	0.17%
Japp Business Inc dba Pick and Eat and Japp Drink Corp.	(#,^)	4179 Broadway, New York, NY 33486	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	75.7	75.7	77.8	0.02%
DWeb Studio, Inc.	(#,^)	10800 E. Bethany Dr, Ste 275, Aurora, CO 17013	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	6.8	6.8	7.0	—%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(#,^)	726-740 South Fleming St., Sebastian, FL 97415	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	11/23/2040	655.4	655.4	618.6	0.19%
Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	(#,^)	3105 107th Ave, Doral, FL 27524	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	55.0	55.0	56.2	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

S.B.B. Enterprises Inc dba Williamston Hardware	(#,^)	139 S Putnam St., Williamston, MI 44615	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	99.2	99.2	116.2	0.04%
Key Pix Productions Inc. dba Air Bud Entertainment	(#,^)	22525 Pacific Coast Hwy, Malibu, CA 32808	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	503.1	503.1	595.0	0.18%
E.S.F.P. LLC dba Volusia Van and Storage	(#,^)	1203 N US 1, Ormond Beach, FL 79772	Truck Transportation	Term Loan	Prime plus 2.75%	11/11/2025	54.4	54.4	55.6	0.02%
Green Life Lawnscapes LLC dba Green Life Lawn Care	(#,^)	1820 NE Jensen Beach Blvd, Jensen Beach, FL 33441	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	83.6	83.6	86.8	0.03%
JumboMarkets Inc dba Rines Jumbomarkets	(#,^)	15500 SW Trail Dr, Indiantown, FL 30310	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	186.5	186.5	193.8	0.06%
Financial Network Recovery Inc	(#,^)	250 E Easy St. Ste 1, Simi Valley, CA 28269	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	24.0	24.0	24.5	0.01%
ADMO Inc dba Mid States Equipment	(#,^)	16180 Westwoods Business Park, Ellisville, MO 28461	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	13.5	13.5	13.8	—%
Recycling Consultants, Inc. and Prairie State Salvage and Recycling In	(#,^)	PO Box 468, Wood River, IL 06482	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2027	413.8	413.8	434.9	0.13%
SCJEN Management Inc dba Bowl of Heaven	(#,^)	43958 Pacific Common Blvd, Fremont, CA 95603	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	42.6	42.6	43.4	0.01%
Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas Cit	(#,^)	7748 Troost Ave, Kansas City, MO 10021	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	47.9	47.9	51.2	0.02%
Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	(#,^)	1838 Adee Ave, Baychester, NY 03755	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	129.9	129.9	153.7	0.05%
R.H. Hummer Jr., Inc.	(#,^)	2141 P Ave, Williamsburg, IA 02863	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	241.0	241.0	250.4	0.08%
Binky's Vapes LLC	(#,^)	10539 Greenbelt Road Ste 102, Lanham, MD 30060	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	13.3	13.3	13.6	—%
RIM Investments LLC and RIM Architects LLC	(#,^)	645 G St. Ste 400, Anchorage, AK 92373	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	363.2	363.2	427.5	0.13%
Greensward of Marco Inc.	(#,^)	54 Marco Lake Dr, Marco Island, FL 06082	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	79.6	79.6	93.8	0.03%
The Grasso Companies LLC and Grasso Pavement Maintenance LLC Veranda L	(#,^)	485 Pepper St., Monroe, CT 98370	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/28/2025	288.8	288.8	299.4	0.09%
Sandlot Ventures LLC and Sandbox Ventures LLC	(#,^)	1857A Elmdale Ave, Glenview, IL 33406	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	413.0	413.0	484.2	0.15%
Prestigious LifeCare for Seniors LLC	(#,^)	5701 North Pine Island Road, Tamarac, FL 67120	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	5.8	5.8	6.0	—%
Yachting Solutions LLC	(#,^)	229 Commercial St, Rockport, ME 02825	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/25/2040	876.2	876.2	1,027.3	0.32%
Daniel W. Stark dba Mountain Valley Lodge and RV Park	(#,^)	223 Hwy 80, Rodeo, NM 95334	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	12.3	12.3	14.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	(#,^)	10 West Orvis St., Massena, NY 06854	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	568.9	568.9	669.5	0.21%
Finish Strong Inc dba FASTSIGNS St Peters	(#,^)	98 North Hillview Dr, St Peters, MO 06001	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	29.6	29.6	30.1	0.01%
Sound Manufacturing Inc	(#,^)	51 Donnelley Road, Old Saybrook, CT 10016	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	29.3	29.3	30.1	0.01%
IIoka Inc dba New Cloud Networks	(#,^)	160 Inverness Dr W Ste 150, Englewood, CO 63122	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	395.8	395.8	402.1	0.12%
Vanderhoof LLC dba Soxfords	(#,^)	11 Sellecks Walk, Pound Ridge, NY 07079	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	9.0	9.0	9.1	—%
MiJoy Inc dba Imo's Pizza	(#,^)	215 South Kirkwood Road, Kirkwood, MO 93510	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	4.9	4.9	5.0	—%
Naeem Khan LTD	(#,^)	260 West 36h St., New York, NY 07728	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	74.0	74.0	75.2	0.02%
FirstVitals Health and Wellness Inc	(#,^)	1288 Ala Moana Blvd Ste 27E, Honolulu, HI 94607	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	88.7	88.7	90.1	0.03%
Almost Home Daycare LLC	(#,^)	35 Copps Hill Road, Ridgefield, CT 22182	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	6.4	6.4	6.7	—%
Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	(#,^)	170 Main St., North Kingstown, RI 17111	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	127.4	127.4	150.4	0.05%
Empower Autism Academy	(#,^)	1250 South A. W. Grimes Road, Round Rock, TX 84070	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	623.6	623.6	736.2	0.23%
Elite Institute LLC dba Huntington Learning Center	(#,^)	13526 Village Park Dr Ste 214, Orlando, FL 30340	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	8.9	8.9	9.0	—%
3000 CSI Property LLC and Consulting Solutions Inc	(#,^)	3000 N Federal Hwy, Ste 1, Fort Lauderdale, FL 33071	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	127.8	127.8	150.7	0.05%
God Be Glorified Inc dba GBG Inc	(#,^)	40 West. 162nd St, South Holland, IL 47130	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	30.9	30.9	31.4	0.01%
GDP Gourmet LLC dba Joe and John's Pizza Restaurant	(#,^)	136 New Jersey Ave, Absecon, NJ 67204	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	131.6	131.6	154.7	0.05%
Gold Jet Corp.	(#,^)	2472 Broadway, New York, NY 06471	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	41.7	41.7	42.9	0.01%
SKJ Inc dba Subway	(#,^)	401 S Woodlawn Ave, Bloomington, IN 78653	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	49.0	49.0	50.0	0.02%
LP Industries Inc dba Childforms	(#,^)	110 Charleston Dr, Mooresville, NC 79521	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	72.3	72.3	74.8	0.02%
Beale Street Blues Company-West Palm Beach LLC dba Lafayette's-West Pa	(#,^)	550 Rosemary Ave, Ste 236, West Palm Beach, FL 18015	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	38.1	38.1	39.0	0.01%
Smart Artists Inc.	(#,^)	450 West 24th St. Ste 1C, New York, NY 06787	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/23/2025	12.9	12.9	13.2	—%
Free Ion Advisors LLC	(#,^)	322 Evandale Road, Scarsdale, NY 06877	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	37.0	37.0	37.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Murrayville Donuts, Inc dba Dunkin' Donuts	(#,^)	2304 N College Rd, Wilmington, NC 97045	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	330.7	330.7	387.7	0.12%
Union 2 LLC dba The Standard	(#,^)	1520 Broadway, Fort Myers, FL 33306	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	63.0	63.0	64.9	0.02%
Jonathan E Nichols and Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Dr, Memphis, TN 77840	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	42.5	42.5	44.1	0.01%
Thrifty Market, Inc. dba Thrifty Foods	(#,^)	702 10th St, Wheatland, WY 95827	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	214.0	214.0	229.5	0.07%
Summit Beverage Group LLC	(#,^)	211 Washington Ave, Marion, VA 70605	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	223.6	223.6	240.6	0.07%
TJU-DGT Inc dba The Lorenz Cafe	(#,^)	714-718 Lorenz Ave, Pittsburgh, PA 33127	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	15.2	15.2	16.3	0.01%
Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	(#,^)	13886 Campo Road, Jamul, CA 48189	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	343.7	343.7	404.1	0.12%
SofRep, Inc dba Force 12 Media	(#,^)	930 Tahoe Blvd Ste 802-543, Incline Village, NV 07645	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	36.9	36.9	37.4	0.01%
CEM Autobody LLC dba Dawn's Autobody	(#,^)	7 Division St, Keyport, NJ 44118	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	122.4	122.4	143.7	0.04%
E & G Enterprises LLC dba Comfort Keepers	(#,^)	220 Middle St., Franklin, VA 10017	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	12.8	12.8	12.9	—%
Ohs Auto Body, Inc. dba Ohs Body Shop	(#,^)	3560 Hwy 93 South, Kalispell, MT 91301	Repair and Maintenance	Term Loan	7.22%	6/25/2040	1,104.4	1,104.4	1,035.8	0.32%
Wolf Enviro Interests, LLC and Enviromax Services Inc	(#,^)	18002 Mueschke Road, Cypress, TX 10014	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	222.9	222.9	259.9	0.08%
Evinger PA One, Inc. dba Postal Annex, Falcon	(#,^)	7661 McLaughlin Road, Falcon, CO 03867	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	12.7	12.7	13.1	—%
RJI Services, Inc.	(#,^)	353 E Angeleno Ste G, Burbank, CA 11223	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	12.5	12.5	12.7	—%
Real Help LLC dba Real Help Decorative Concrete	(#,^)	2221 Broadway St., Buffalo, NY 34237	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	30.1	30.1	31.1	0.01%
PM Cassidy Enterprises, Inc. dba Junk King	(#,^)	960 Matley Lane, Ste 20 & 21, Bldg B, Reno, NV 02718	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	7.4	7.4	7.5	—%
KRN Logistics, LLC and Newsome Trucking, Inc	(#)	2262 Hwy 53 W, Jasper, GA 08203	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	293.3	293.3	301.7	0.09%
Inverted Healthcare Staffing of Florida LLC dba Interim Healthcare Tra	(#,^)	111 N Pompano Beach Blvd., Pompano Beach, FL 85202	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	26.4	26.4	26.8	0.01%
AM PM Properties, LLC and AM PM Willington, LLC	(#,^)	1308 Stafford Road, Storrs Mansfield, CT 08904	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	78.5	78.5	92.5	0.03%
Mirage Plastering Inc and Mpire LLC and Mpire II LLC	(#,^)	1802 W Grant Road Ste 114, Tucson, AZ 95437	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	125.5	125.5	145.7	0.04%
Eldredge Tavern LLC dba Gonyea's Tavern	(#,^)	150 Main St., Pascoag, RI 45459	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	50.9	50.9	60.0	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

ViAr Visual Communications, Inc. dba Fastsigns 281701	(#,^)	4721 University Way NE, Seattle, WA 60657	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	35.2	35.2	35.8	0.01%
Chitalian Fratelli LLC dba Francesca Brick Oven Pizza and Pasta	(#,^)	234 Rock Road, Glen Rock, NJ 20176	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/5/2025	8.6	8.6	8.7	—%
Video Vault & Tanning LLC and Mosaic Salon LLC	(#)	W7003 Parkview Dr, Ste A & B, Greenville, WI 11101	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	60.5	60.5	71.3	0.02%
Medworxs LLC	(#,^)	10901 W. Toller Dr, Littleton, CO 50321	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	70.9	70.9	72.0	0.02%
XCESSIVE THROTTLE, INC dba Jake's Roadhouse	(#,^)	5980 Lamar St., Arvada, CO 03844	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	4.6	4.6	4.6	—%
Villela CPA PL	(#,^)	777 Brickell Ave, Ste 500, Miami, FL 06787	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	5.0	5.0	5.1	—%
Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	(#,^)	2188 Brunswyck Road, Wallkill, NY 07764	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	157.2	157.2	184.9	0.06%
15 McArdle LLC and No Other Impressions Inc	(#,^)	15 McArdle St., Rochester, NY 78238	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	166.1	166.1	195.0	0.06%
Guard Dogs MFS LLC	(#,^)	9460 Mistwater Close, Roswell, GA 33431	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	34.7	34.7	35.2	0.01%
South Park Properties LLC and Midlothian Hardware LLC	(#,^)	4751 147th St., Midlothian, IL 11772	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	43.1	43.1	50.8	0.02%
Matthew Taylor and Landon Farm LLC	(#,^)	6103 N Church St, Greensboro, NC 11803	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	90.6	90.6	105.3	0.03%
Cares Inc dba Dumpling Grounds Day Care Center	(#,^)	4508 Blakiston St., Philadelphia, PA 24014	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	73.1	73.1	86.2	0.03%
Diamond Solutions LLC	(#,^)	7655 E Gelding Dr, Ste B2, Scottsdale, AZ 80129	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	10.6	10.6	10.8	—%
Giacchino Maritime Consultants Inc	(#,^)	5219 Tamiami Court, Cape Coral, FL 19136	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	12.4	12.4	12.5	—%
Sound Coaching Inc	(#,^)	4749 Main St. Ste 3, Bridgeport, CT 94588	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	24.4	24.4	24.8	0.01%
Faramarz Nikourazm dba Car Clinic Center	(#,^)	10707 Shady Trail, Dallas, TX 27519	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	66.2	66.2	77.7	0.02%
Copper Beech Financial Group LLC	(#,^)	1223 North Church St., Moorestown, NJ 10033	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	67.7	67.7	69.9	0.02%
Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes and Trac	(#,^)	40 Buzzard Ridge Road, Sequim, WA 27103	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	271.1	271.1	321.0	0.10%
Shellhorn and Hill Inc dba Total Fleet Service	(#,^)	501 South Market St, Wilmington, DE 33930	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	930.9	930.9	1,098.1	0.34%
Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	(#,^)	5600 N. River Road #925, Rosemont, IL 33487	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	670.5	670.5	688.2	0.21%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Shorr Enterprises Inc dba New Design Furniture Manufacturers	(#,^)	3033 NW 28 St., Lauderdale Lakes, FL 80014	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	57.7	57.7	59.6	0.02%
Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	(#,^)	800 James Ave, Scranton, PA 32958	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	48.5	48.5	57.3	0.02%
Zero-In Media Inc	(#,^)	1123 Broadway Ste 704, New York, NY 14617	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	12.2	12.2	12.5	—%
Loriet LLC	(#,^)	5001 Vivienda Way, Sarasota, FL 33309	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	6.5	6.5	6.7	—%
Shelton Incorporated dba Mrs. Winners	(#,^)	4509 N. Henry Blvd., Stockbridge, GA 20817	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	101.1	101.1	119.5	0.04%
Jaymie Hazard dba Indigo Hair Studio and Day Spa	(#,^)	2016 Warwick Ave, Warwick, RI 90265	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	38.4	38.4	45.3	0.01%
R & R Security and Investigations Inc dba Pardners Lake Buchanan	(#,^)	15615 State Route 29, Buchanan Dam, TX 35630	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	76.6	76.6	90.5	0.03%
MMS Realty, LLC and Molecular MS Diagnostics LLC	(#,^)	1224 Greenwich Ave, Warwick, RI 32174	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	144.4	144.4	170.3	0.05%
Royal Crest Motors LLC	(#,^)	769 Amesbury Rd, Haverhill, MA 34956	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	82.0	82.0	96.7	0.03%
Luigi's on Main LLC and Luigi's Main Street Pizza Inc	(#,^)	491 Montauk Hwy, Eastport, NY 06088	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	6.1	6.1	6.3	—%
Baystate Firearms and Training, LLC	(#)	215 Newbury St., Peabody, MA 32208	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	31.5	31.5	32.4	0.01%
Pace Motor Lines, Inc.	(#,^)	1425 Honeyspot Road Extension, Stratford, CT 33912	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	34.9	34.9	36.1	0.01%
Kingseal LLC dba Desoto Health and Rehab Center	(#,^)	475 Nursing Home Dr, Arcadia, FL 37188	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,145.2	1,145.2	1,353.4	0.42%
Nelson Financial Services LLC	(#,^)	20015 N 83rd Place, Scottsdale, AZ 95630	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	6.6	6.6	6.8	—%
Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 63021	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	55.4	55.4	65.3	0.02%
Triangle Trash LLC dba Bin There Dump That	(#,^)	188 Northbend Dr, Youngsville, NC 10018	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	39.6	39.6	40.8	0.01%
Dean 1021 LLC dba Pure Pita	(#,^)	106 Central Ave, Westfield, NJ 64131	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	46.7	46.7	48.1	0.01%
Limameno LLC dba Sal's Italian Ristorante	(#,^)	861 Yamato Rd, Bay #2, Boca Raton, FL 78704	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	43.6	43.6	44.9	0.01%
Palmabak Inc dba Mami Nora's	(#,^)	4614 Capital Blvd, Raleigh, NC 18510	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	3.2	3.2	3.3	—%
Jung Design Inc	(#,^)	10857 Pine Bluff Dr, Fishers, IN 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	1.9	1.9	2.0	—%
Grand Blanc Lanes, Inc. and H, H and H, LLC	(#,^)	5301 S Saginaw Rd, Flint, MI 06468	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	118.5	118.5	140.0	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Evans and Paul LLC	(#,^)	140 Dupont St., Plainview, NY 84070	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2024	125.2	125.2	129.4	0.04%
First Prevention and Dialysis Center, LLC	(#)	17940 NW 27th Ave, Miami Gardens, FL 06605	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	142.0	142.0	146.9	0.05%
Bowlerama Inc	(#,^)	3031 New Castle Ave, New Castle, DE 04856	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,074.9	1,074.9	1,267.9	0.39%
The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	(#,^)	114-115 Medical Center Ave, Sebring, FL 33312	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	473.3	473.3	556.3	0.17%
Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	(#,^)	1700 W 4th St., Dequincy, LA 13662	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	446.3	446.3	526.4	0.16%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Ha	(#,^)	550 South Rosemary Ave Ste 236, West Palm Beach, FL 59860	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	96.6	96.6	99.3	0.03%
MM and M Management Inc dba Pizza Artista	(#,^)	5409 Johnston St., Lafayette, LA 62401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	25.3	25.3	26.0	0.01%
B.S. Ventures LLC dba Dink's Market	(#,^)	48649 Hwy 58, Oakridge, OR 36518	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	48.0	48.0	56.6	0.02%
Will Zac Management LLC dba Papa John's	(#)	2410 West Jefferson St., Ste B, Joliet, IL 33020	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	69.7	69.7	67.8	0.02%
The Jewelers Inc. dba The Jewelers of Las Vegas	(#,^)	2400 Western Ave, Las Vegas, NV 46140	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	637.9	637.9	653.7	0.20%
B & W Towing, LLC and Boychucks Fuel LLC	(#,^)	701 Addison Road, Painted Post, NY 80112	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	142.3	142.3	167.4	0.05%
Kemmer LLC and Apples Tree Top Liquors LLC	(#)	1300 S Jackson St., Salem, IN 11377	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	123.8	123.8	145.6	0.04%
Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	(#,^)	988 Hemlock St., Cannon Beach, OR 06877	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	106.0	106.0	124.9	0.04%
Legacy Estate Planning Inc dba American Casket Enterprises	(#,^)	2176 Route 119 North, Greensburg, PA 95112	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	21.3	21.3	21.8	0.01%
DC Real LLC and DC Enterprises LTD dba Lakeview True Value	(#,^)	318 North F St., Lakeview, OR 02852	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	106.8	106.8	125.9	0.04%
Heartland American Properties LLC and Skaggs RV Outlet LLC	(#,^)	301 Commerce Dr, Elizabethtown, KY 80231	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	425.5	425.5	501.5	0.15%
DNT Storage and Properties LLC	(#,^)	38 Old National Pike, West Alexander, PA 75081	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	90.4	90.4	106.6	0.03%
Sound Manufacturing Inc	(#,^)	51 Donnelley Road, Old Saybrook, CT 10025	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	92.2	92.2	94.7	0.03%
Doctors Express Management of Central Texas LLC	(#,^)	3614 SW HK Dodgen Loop, Ste F, Temple, TX 95827	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	3.2	3.2	3.3	—%
Smith Spinal Care Center P.C. and James C. Smith	(#,^)	1103 Russell Parkway, Warner Robins, GA 07826	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	25.5	25.5	30.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Michael Rey Jr. and Lynn J. Williams (EPC) and GIG Petcare dba Hickory	(#,^)	900 Alpine Road, Bridgeville, PA 28117	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	109.3	109.3	128.9	0.04%
Sumad LLC dba BrightStar Care of Encinitas	(#,^)	680 Fletcher Pkwy, Ste 206, El Cajon, CA 06854	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	26.5	26.5	27.3	0.01%
Roccos LLC and Sullo Pantalone Inc dba Rocco's	(#,^)	79 Beach Road Units B13 and B14, Vineyard Haven, MA 34145	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	226.7	226.7	266.8	0.08%
Gordon E Rogers dba Stonehouse Motor Inn	(#,^)	162 Danielson Pike, Foster, RI 33063	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	51.0	51.0	60.0	0.02%
Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	(#,^)	308 Kennedy St. NW, Washington, DC 53168	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	12.9	12.9	13.2	—%
Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	(#,^)	3390 W. Andrew Johnson Hwy, Greeneville, TN 19808	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	129.0	129.0	151.9	0.05%
Modern Leather Goods Repair Shop Inc	(#,^)	2 West 32nd St., Ste 401, New York, NY 86403	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	28.3	28.3	28.9	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 N Beach St., Fort Worth, TX 15601	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	149.1	149.1	152.9	0.05%
Tavern Properties LLC and Wildwood Tavern LLC	(#,^)	6480 West Touhy Ave, Niles, IL 19020	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	379.1	379.1	446.0	0.14%
Indy East Smiles Youth Dentistry LLC dba Prime Smile East	(#,^)	5430 E. Washington St., Indianapolis, IN 92835	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	308.2	308.2	314.9	0.10%
B&P Diners LLC dba Engine House Restaurant	(#,^)	71 Lafayette St.,, Salem, MA 10018	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	39.1	39.1	40.0	0.01%
Lamjam LLC (EPC) Goldsmith Lambros Inc (OC)	(#)	7137 Little River Turnpike, Annandale, VA 91935	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	59.7	59.7	61.4	0.02%
Atlas Auto Body Inc dba Atlas Auto Sales	(#,^)	20 Providence St., West Warwick, RI 59901	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	45.6	45.6	53.6	0.02%
Alpha Preparatory Academy LLC	(#,^)	4462 Mink Livsey Road, Snellville, GA 11222	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	129.0	129.0	151.8	0.05%
Katie Senior Care LLC dba Home Instead Senior Care	(#,^)	222E Eufaula St Ste 220, Norman, OK 91502	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	51.1	51.1	52.2	0.02%
Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	(#,^)	10463 Hamer Rd, Georgetown, OH 00830	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	122.6	122.6	116.0	0.04%
Almost Home Property LLC and Almost Home Daycare LLC	(#,^)	35 Copps Hill Road, Ridgefield, CT 14212	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	659.5	659.5	776.2	0.24%
iFood, Inc. dba Steak N Shake	(#,^)	5900 Duraleigh Road, Raleigh, NC 89502	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	185.6	185.6	190.7	0.06%
575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	(#,^)	575 Columbus Ave, New Haven, CT 12561	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	18.0	18.0	21.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Road Extension, Stratford, CT 70062	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	132.1	132.1	155.5	0.05%
Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	(#,^)	15 Stonebridge, Cranston, RI 06268	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	86.3	86.3	101.5	0.03%
AMG Holding, LLC and Stetson Automotive, Inc	(#,^)	309 Route 9, Waretown, NJ 91604	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	181.2	181.2	213.3	0.07%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave Route 53, Lisle, IL 95835	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	45.6	45.6	47.0	0.01%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Road Extension, Stratford, CT 85745	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	770.2	770.2	906.8	0.28%
iFood, Inc. dba Steak N Shake	(#,^)	2840 E Millbrook Rd, Raleigh, NC 11212	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	554.9	554.9	650.8	0.20%
JPM Investments LLC and Carolina Family Foot Care P.A.	(#)	122 N. Main St., Fuquay Varina, NC 54942	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2039	128.4	128.4	150.7	0.05%
Zinger Hardware and General Merchant Inc	(#)	4001 North Lamar Blvd Ste 300, Austin, TX 07452	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.25%	6/26/2024	37.5	37.5	36.5	0.01%
Nikobella Properties LLC and JPO Inc dba Village Car Wash	(#)	1372 South US Route 12, Fox Lake, IL 80127	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	444.1	444.1	521.2	0.16%
Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Val	(#,^)	1313 West Park St. #1, Livingston, MT 80003	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	205.5	205.5	241.2	0.07%
Sico & Walsh Insurance Agency Inc and The AMS Trust	(#)	106 Concord Ave, Belmont, MA 10801	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	81.5	81.5	95.8	0.03%
Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	(#,^)	15637 St Clair Ave, Cleveland, OH 30076	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	7.6	7.6	7.8	—%
Long Island Barber Institute Inc	(#,^)	266 Greenwich St., Hempstead, NY 43545	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	48.9	48.9	57.3	0.02%
Pocono Coated Products, LLC	(#,^)	100 Sweetree St., Cherryville, NC 19601	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	10.2	10.2	10.5	—%
Jonesboro Health Food Center LLC	(#,^)	1321 Stone St., Jonesboro, AR 11952	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	28.7	28.7	29.2	0.01%
Hae M. and Jin S. Park dba Buford Car Wash	(#,^)	1163 Buford Hwy, Sugar Hill, GA 01970	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2039	146.2	146.2	171.5	0.05%
The River Beas LLC and Punam Singh	(#,^)	11704 Centurion Way, Potomac, MD 33904	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	79.2	79.2	92.9	0.03%
AS Boyals LLC dba Towne Liquors	(#,^)	117 South Broad St., Woodbury City, NJ 29579	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	95.4	95.4	112.1	0.03%
Complete Body & Paint, Inc.	(#,^)	32220 Michigan Ave, Wayne, MI 93401	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	18.2	18.2	21.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Gerami Realty, LC (EPC) Sherrill Universal City Corral, LP dba Golden	(#,^)	2301 Pat Booker Rd, Universal City, TX 75220	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	48.7	48.7	51.5	0.02%
Island Wide Realty LLC and Long Island Partners, Inc. dba Realty Execu	(#,^)	201-203-205 West Merrick Road, Valley Stream, NY 33071	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	90.7	90.7	106.6	0.03%
Wilshire Media Systems Inc	(#,^)	2649 Townsgate Rd. Ste 500, Westlake Village, CA 46077	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	80.9	80.9	82.6	0.03%
1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	(#,^)	1899 State Route 35, South Amboy, NJ 70601	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	98.2	98.2	115.4	0.04%
Little People's Village II LLC (OC) and Iliopoulos Realty LLC (EPC)	(#,^)	6522 Haverford Ave, Philadelphia, PA 33930	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	80.8	80.8	95.0	0.03%
Dantanna's Tavern LLC	(#,^)	6615 Roswell Road NE #30, Sandy Springs, GA 08057	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2024	74.6	74.6	76.8	0.02%
Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	(#,^)	16701 E. Iliff Ave, Aurora, CO 33311	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	392.4	392.4	462.2	0.14%
Little People's Village II LLC (OC) and Iliopoulos Realty LLC (EPC)	(#,^)	6522 Haverford Ave, Philadelphia, PA 19801	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	89.1	89.1	104.8	0.03%
Kemmer, LLC (EPC) and Pitts Package Store, Inc.(OC)	(#,^)	201 S. Main St., Salem, IN 60018	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	103.0	103.0	121.1	0.04%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	(#,^)	4401 N I-35 #113, Denton, TX 00830	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	317.6	317.6	326.5	0.10%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	(#)	636 South Center St., New Washington, OH 34235	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	68.3	68.3	80.3	0.02%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	(#,^)	63 S Wyoming Ave, Edwardsville, PA 80516	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	96.6	96.6	113.6	0.04%
Kinisi, Inc. dba The River North UPS Store	(#,^)	301 West Grand Ave, Chicago, IL 02889	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	3.4	3.4	3.5	—%
R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	(#,^)	3111 and 3135 Delsea Dr, Franklinville, NJ 01960	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	364.2	364.2	427.9	0.13%
Summit Beverage Group LLC	(#,^)	211 Washington Ave, Marion, VA 44256	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	149.3	149.3	153.1	0.05%
Faith Memorial Chapel LLC	(#,^)	600 9th Ave North, Bessemer, AL 33004	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	186.5	186.5	219.1	0.07%
952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	(#,^)	952 Boston Post Road, Milford, CT 11941	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	180.4	180.4	212.0	0.07%
96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	(#,^)	96 Mill St., Berlin, CT 55119	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	122.8	122.8	144.4	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

JWB Industries, Inc. dba Carteret Die Casting	(#,^)	74 Veronica Ave, Somerset, NJ 06615	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	119.2	119.2	122.1	0.04%
986 Dixwell Avenue Holding Company, LLC(EPC) and Mughali Foods, LLC db	(#,^)	986 Dixwell Ave, Hamden, CT 34266	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	86.8	86.8	102.0	0.03%
Sarah Sibadan dba Sibadan Agency	(#,^)	102-05 101st Ave, Ozone Park, NY 08030	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	112.5	112.5	132.3	0.04%
Icore Enterprises Inc dba Air Flow Filters Inc	(#,^)	151 W 24th St, Hialeah, FL 33431	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	9.1	9.1	9.3	—%
Nutmeg North Associates LLC (OC) Steeltech Building Products Inc	(#,^)	636 Nutmeg Road North, South Windsor, CT 11102	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	793.4	793.4	932.1	0.29%
Amboy Woodbridge Realty LLC and United Premium Foods LLC	(#)	One Amboy Ave, Woodbridge, NJ 16046	Food Manufacturing	Term Loan	6%	6/14/2024	453.4	453.4	442.1	0.14%
KK International Trading Corporation	(#,^)	219 Lafayette Dr, Syosset, NY 33056	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	127.9	127.9	137.4	0.04%
Kurtis Sniezek dba Wolfe's Foreign Auto	(#,^)	712 5th St., New Brighton, PA 70633	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	77.1	77.1	90.5	0.03%
TAK Properties LLC and Kinderland Inc	(#,^)	1157 Commerce Ave, Longview, WA 27577	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	350.9	350.9	411.5	0.13%
TOL LLC dba Wild Birds Unlimited	(#,^)	320 W. Main St., Avon, CT 89102	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2023	7.6	7.6	7.7	—%
920 CHR Realty LLC (EPC) V. Garofalo Carting Inc (OC)	(#,^)	920 Crooked Hill, Brentwood, NY 97463	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	362.6	362.6	425.4	0.13%
DKB Transport Corp	(#,^)	555 Water Works Road, Old Bridge, NJ 14870	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	120.4	120.4	141.3	0.04%
Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	(#,^)	1455 S Richland Creek Rd, Sugar HIll, GA 07866	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	90.4	90.4	106.0	0.03%
Spectrum Development LLC and Solvit Inc & Solvit North, Inc	(#,^)	65 Farmington Valley Dr, Plainville, CT 47167	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	153.2	153.2	156.5	0.05%
BVIP Limousine Service LTD	(#,^)	887 W Liberty, Medina, OH 28270	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	66.2	66.2	77.7	0.02%
AcuCall LLC	(#,^)	824 U.S Hwy 1, Ste 335, North Palm Beach, FL 10003	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	6.3	6.3	6.4	—%
Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	(#,^)	3039-3043 Hedley, Springfield, IL 70634	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	17.9	17.9	18.3	0.01%
Polpo Realty, LLC(EPC) Polpo Restaurant, LLC (OC)	(#,^)	554 Old Post Road #3, Greenwich, CT 16115	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	55.1	55.1	64.7	0.02%
Mid-Land Sheet Metal Inc	(#,^)	125 E Fesler St., Santa Maria, CA 76133	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	118.5	118.5	139.0	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Master CNC Inc & Master Properties LLC	(#,^)	11825 29 Mile Road, Washington, MI 19472	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	515.1	515.1	603.8	0.19%
1 North Restaurant Corp dba 1 North Steakhouse	(#,^)	322 W. Montauk Hwy, Hampton Bays, NY 10011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	181.8	181.8	213.2	0.07%
Janice B. McShan and The Metropolitan Day School, LLC	(#,^)	2817 Lomb Ave, Birmingham, AL 35244	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	16.8	16.8	17.2	0.01%
Greenbrier Technical Services, Inc	(#,^)	407 E. Edgar Ave, Ronceverte, WV 15376	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	48.3	48.3	49.4	0.02%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	(#,^)	77 Mill Road, Freeport, NY 28786	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	127.9	127.9	150.1	0.05%
Discount Wheel and Tire of Broken Bow Inc	(#,^)	1202 S Park Dr, Broken Bow, OK 76504	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	192.6	192.6	225.8	0.07%
Lenoir Business Partners LLC (EPC) LP Industries, Inc dba Childforms	(#,^)	2040 Norwood, Lenoir, NC 31088	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	254.0	254.0	298.0	0.09%
LP Industries, Inc dba Childforms	(#,^)	110 Charleston Dr, Ste 105-107, Morresville, NC 85048	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	103.5	103.5	121.5	0.04%
Cencon Properties LLC and Central Connecticut Warehousing Company, In	(#,^)	37 Commons Court, Waterbury, CT 92020	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	297.0	297.0	348.4	0.11%
Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	(#,^)	12150 Annapolis Road, Ste 301, Glenn Dale, MD 33040	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	288.4	288.4	338.2	0.10%
Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Ho	(#,^)	17 Pearl St., Mystic, CT 06840	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	86.1	86.1	100.8	0.03%
Eastside Soccer Dome, Inc .	(#,^)	11919 S Ave O, Chicago, IL 34104	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	399.1	399.1	467.3	0.14%
Southeast Chicago Soccer, Inc.	(#,^)	10232 S Ave N, Chicago, IL 12601	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	44.5	44.5	52.1	0.02%
Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 07724	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	78.0	78.0	91.2	0.03%
Diamond Memorials Incorporated	(#,^)	800 Broad St., Clifton, NJ 92154	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	1.7	1.7	1.7	—%
Faith Memorial Chapel LLC	(#,^)	600 9th Ave North, Bessemer, AL 10001	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	230.5	230.5	269.7	0.08%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	(#,^)	11585 Jones Bridge Road, Ste 4G, Johns Creek, GA 37743	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	17.6	17.6	18.0	0.01%
Maynard Enterprises Inc dba Fastsigns of Texarkana	(#,^)	3735 Mall Dr, Texarkana, TX 60714	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	6.2	6.2	6.3	—%
Grafio Inc dba Omega Learning Center-Acworth	(#,^)	5330 Brookstone Dr, Ste 320, Acworth, GA 35630	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	62.9	62.9	64.2	0.02%
The Berlerro Group, LLC dba Sky Zone	(#,^)	111 Rodeo Dr, Edgewood, NY 46219	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	162.7	162.7	165.9	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Sound Manufacturing Inc	(#,^)	51 Donnelley Road, Old Saybrook, CT 33040	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	35.8	35.8	38.3	0.01%
Prospect Kids Academy Inc	(#,^)	532 St Johns Place, Brooklyn, NY 01970	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	106.9	106.9	125.2	0.04%
B for Brunette dba Blo	(#,^)	50 Glen Cove Rd, Greenvale, NY 93003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	20.5	20.5	20.9	0.01%
Schmaltz Holdings, LLC (EPC) and Schmaltz Operations, LLC dba Companio	(#,^)	3408 Castle Rock Farm Road, Pittsboro, NC 33930	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	191.8	191.8	224.3	0.07%
ACI Northwest Inc.	(#,^)	6600 N Government Way, Coeur D Alene, ID 02893	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	199.8	199.8	203.9	0.06%
Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	(#,^)	15150 Evans St., Gulfport, MS 03053	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	16.0	16.0	16.3	0.01%
IlOKA Inc dba Microtech Tel and NewCloud Networks	(#,^)	160 Inverness Dr W Ste 100, Englewood, CO 22003	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	240.5	240.5	245.2	0.08%
Ramard Inc and Advanced Health Sciences Inc	(#,^)	4561 Ironworks Pike, Ste 161, Lexington, KY 32118	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	69.4	69.4	70.7	0.02%
RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	(#,^)	1815 De Paul St., Colorado Springs, CO 73069	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	29.5	29.5	30.1	0.01%
JSIL LLC dba Blackstones Hairdressing	(#,^)	19 East 7th St., New York, NY 30039	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	7.1	7.1	7.3	—%

Caribbean Concepts, Inc. dba Quick Bleach	(#,^)	120 East 56th St., St.#730, New York, NY 48334	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	8.2	8.2	8.4	—%
Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	(#,^)	38 Carmen Lane, Monroe, CT 02921	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	4.3	4.3	4.4	—%
Harbor Ventilation Inc and Estes Investment, LLC	(#,^)	509 East Park St., Livingston, MT 04005	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	2.0	2.0	2.4	—%
Angkor Restaurant Inc	(#,^)	10 Traverse St., Providence, RI 06615	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	79.5	79.5	93.1	0.03%
Tri County Heating and Cooling Inc.	(#,^)	509 East Park St., Livingston, MT 08758	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	31.5	31.5	32.2	0.01%
Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	(#,^)	1 Poppy Ave, Neptune, NJ 33157	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	19.4	19.4	19.7	0.01%
GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	(#,^)	411 Sharp St., Millville, NJ 60532	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	83.0	83.0	97.2	0.03%
Maxiflex LLC	(#,^)	512 Verret St., New Orleans, LA 78756	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	15.6	15.6	15.9	—%
2161 Highway 6 Trail, LLC, (EPC) R. H. Hummer JR., Inc. (Co-Borrower)	(#,^)	2141 P Ave, Williamsburg, IA 11518	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	367.4	367.4	385.1	0.12%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	(#,^)	200 North Branford Road, Branford, CT 22408	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	561.1	561.1	599.8	0.18%
KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	(#,^)	24 Elm St., Montpelier, VT 30513	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	120.7	120.7	122.7	0.04%
Elite Structures Inc	(#,^)	401 Old Quitman Road, Adel, GA 08755	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	748.0	748.0	873.6	0.27%
(EPC) Absolute Desire LLC and Mark H. Szierer (OC) Sophisticated Smile	(#,^)	85 Reaville Ave, Flemington, NJ 30044	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	160.4	160.4	187.3	0.06%
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD and	(#,^)	4640 Monticello Ave, Ste 8A, Williamsburg, VA 28021	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	21.2	21.2	21.5	0.01%
Ryan D. Thornton and Thornton & Associates LLC	(#,^)	800 Bethel St., Ste 200, Honolulu, HI 41048	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	17.1	17.1	17.4	0.01%
Peanut Butter & Co., Inc.	(#,^)	250 West 54th St., New York, NY 34223	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	33.0	33.0	33.5	0.01%
1258 Hartford TPKE, LLC (EPC) and Phelps and Sons, Inc (OC)	(#,^)	1258 Hartford Turnpike, Vernon, CT 11580	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	105.6	105.6	123.4	0.04%
A & M Commerce, Inc. dba Cranberry Sunoco	(#,^)	398 Baltimore Blvd, Westminster, MD 19020	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	279.7	279.7	326.4	0.10%
Xela Pack, Inc. and Aliseo and Catherine Gentile	(#,^)	8300 Boettner Road, Saline, MI 11801	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	176.1	176.1	187.9	0.06%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	(#,^)	3937 Sherman Ave, Saint Joseph, MO 30328	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	455.5	455.5	531.5	0.16%
Michael A.and HeatherR. Welsch dba Art & FrameEtc.	(#,^)	2819 West T C Jester Blvd., Houston, TX 47167	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	57.2	57.2	66.7	0.02%
Truth Technologies Inc dba Truth Technologies Inc.	(#,^)	2341 Cheshire Lane, Naples, FL 35630	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	27.8	27.8	28.2	0.01%
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	(#,^)	51 Donnelley Road, Old Saybrook, CT 08215	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	155.9	155.9	158.5	0.05%
Bakhtar Group LLC dba Malmaison	(#,^)	3401 K St. NW, Washington, DC 18704	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	29.9	29.9	30.4	0.01%
Osceola River Mill, LLC(EPC) Ironman Machine, Inc.(OC)	(#,^)	27 Hungerford St., Pittsfield, MA 12065	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	72.9	72.9	85.0	0.03%
Java Warung, LLC	(#,^)	1915 N Richmond St., Appleton, WI 67107	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/19/2038	43.2	43.2	50.4	0.02%
Retain Loyalty LLC	(#,^)	1250 Sanders Ave SW, Massillon, OH 28512	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	93.7	93.7	109.3	0.03%
North Country Transport, LLC	(#,^)	10 LaCrosse St., Ste 14, Hudson Falls, NY 93940	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/6/2023	4.9	4.9	5.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Sherill Universal City dba Golden Corral LP	(#,^)	2301 Pat Booker Rd, Universal City, TX 08322	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	372.8	372.8	435.1	0.13%
Macho LLC (EPC) Madelaine Chocolate Novelties Inc(OC) dba The Madelai	(#,^)	96-03 Beach Channel Dr, Rockaway Beach, NY 06037	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	422.6	422.6	493.2	0.15%
Babie Bunnie Enterprises Inc dba Triangle Mothercare	(#,^)	8516 Swarthmore Dr, Raleigh, NC 02719	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	25.5	25.5	27.1	0.01%
Polpo Realty LLC (EPC) & Polpo Restaurant LLC (OC) dba Polpo Restauran	(#,^)	554 Old Post Road #3, Greenwich, CT 33991	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	445.2	445.2	519.6	0.16%
Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	(#,^)	38 Carmen Lane, Monroe, CT 76148	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	191.7	191.7	223.2	0.07%
D&L Rescources, Inc. dba The UPS Store	(#,^)	8930 State Road # 84, Davie, FL 11215	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	2.8	2.8	2.8	—%
Richmond Hill Mini Market, LLC	(#,^)	101 Richmond Hill Ave, Stamford, CT 15066	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	154.9	154.9	180.4	0.06%
DRV Enterprise, Inc. dba Cici's Pizza # 339	(#,^)	5771 East Fowler Ave, Temple Terrace, FL 30327	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	17.1	17.1	17.4	0.01%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	(#,^)	1345 Wampanoag Trail, East Providence, RI 08816	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	80.7	80.7	94.0	0.03%
Pioneer Windows Manufacturing Corp, Pioneer Windows	(#,^)	3 Expressway Plaza, Suuite 221, Roslyn Heights, NY 75218	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	11/21/2022	80.7	80.7	81.8	0.03%
R & J Petroleum LLC (EPC) Manar USA, Inc. (OC)	(#,^)	305 Quincy Shore Dr, Quincy, MA 06001	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	150.9	150.9	175.7	0.05%
St Judes Physical Therapy P.C.	(#,^)	7712 Fourth Ave, Brooklyn, NY 29572	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	5.8	5.8	5.9	—%
Hi-Def Imaging, Inc. dba SpeedPro Imaging	(#,^)	3580 Progress Dr, Unit Q, Bensalem, PA 11717	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	6.3	6.3	6.4	—%
Reidville Hydraulics Mfg Inc dba Summit	(#,^)	175 Industrial Lane, Torrington, CT 08857	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	220.3	220.3	256.5	0.08%
Big Apple Entertainment Partners, LLC d/b/a Ripley's Believe It or Not	(#,^)	234 West 42nd St., New York, NY 30518	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/26/2022	50.3	50.3	51.0	0.02%
University Park Retreat, LLC dba Massage Heights	(#,^)	5275 University Parkway # 110, Bradenton, FL 33444	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	20.0	20.0	20.2	0.01%
O'Rourkes Diner LLC dba O'Rourke's Diner	(#,^)	728 Main St., Middletown, CT 92324	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	54.6	54.6	63.4	0.02%
AJK Enterprise LLC dba AJK Enterprise LLC	(#)	1901 Naylor Road, SE, Washington, DC 33432	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	4.0	4.0	4.0	—%
Suncoast Aluminum Furniture, Inc	(#,^)	6291 Thomas Road, Fort Myers, FL 70615	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	299.5	299.5	348.1	0.11%
Hofgard & Co., Inc. dba HofgardBenefits	(#,^)	400 S McCaslin Blvd Ste 201, Louisville, CO 07042	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	26.0	26.0	26.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Central Tire, Inc. dba Cooper Tire & Auto Services	(#,^)	1111 S Tillotson Ave, Muncie, IN 72401	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	238.3	238.3	276.9	0.09%
KIND-ER-ZZ Inc dba Kidville	(#,^)	30 Maple St., Summit, NJ 74728	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	11.5	11.5	11.6	—%
Graphish Studio, Inc. and Scott Fishoff	(#,^)	231 Main St., Stanford, CT 11747	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	4.6	4.6	4.6	—%
ALF, LLC (EPC) Mulit-Service Eagle Tires (OC)	(#,^)	1985 B St., Colorado Springs, CO 11208	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	51.7	51.7	59.9	0.02%
Tracey Vita-Morris dba Tracey Vita's School of Dance	(#,^)	4181 9th Ave West, Bradenton, FL 20769	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	5.0	5.0	5.1	—%
Tanner Optical, Inc. dba Murphy Eye Care	(#,^)	305 Shirley Ave, Douglas, GA 06801	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	1.7	1.7	1.7	—%
Access Staffing, LLC	(#,^)	360 Lexington Ave, 8th Floor, New York, NY 06515	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	45.8	45.8	46.3	0.01%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	(#,^)	6187 NW 167th St. Unit H3, Miami, FL 11717	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	61.8	61.8	65.9	0.02%
Shweiki Media, Inc. dba Study Breaks Magazine	(#,^)	4954 Space Center Dr, San Antonio, TX 60629	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	660.6	660.6	698.0	0.22%
ATI Jet, Inc.	(#)	7007 Boeing Dr, El Paso, TX 80909	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	520.5	520.5	548.6	0.17%
J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	(#,^)	2900 South 20th St., Philadelphia, PA 70601	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	138.4	138.4	159.9	0.05%
K's Salon, LLC d/b/a K's Salon	(#,^)	162 West 84th St., New York, NY 33712	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	12.6	12.6	12.7	—%
15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs dba Pion	(#,^)	3 Expressway Plaza, Ste 221, Roslyn Heights, NY 15137	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/16/2021	44.8	44.8	45.1	0.01%
K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	(#)	325 N. Milwaukee Ave, Ste G1, Wheeling, IL 06518	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	12.6	12.6	12.7	—%
28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	(#,^)	28-28 1/2 Cornelia St., New York, NY 52361	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	3.1	3.1	3.2	—%
39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	(#,^)	39581 Garfield Road, Clinton Township, MI 06405	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	21.9	21.9	25.3	0.01%
Robert E. Caves, Sr. and American Plank dba Caves Enterprises	(#,^)	40515 Pumpkin Center Road, Hammond, LA 90064	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	40.1	40.1	40.4	0.01%
39581 Garfield, LLC and Tri County Neurological Associates, P.C.	(#,^)	39581 Garfield Road, Clinton Township, MI 34223	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	64.5	64.5	74.5	0.02%
Michael S. Decker & Janet Decker dba The Hen House Cafe	(#)	401 Caribou St., Simla, CO 70809	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	13.1	13.1	15.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Trademark Equipment Company Inc and David A. Daniel	(#,^)	5690 Pine Lane Circle, Bessemer, AL 10019	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/19/2036	107.1	107.1	123.5	0.04%
Valiev Ballet Academy, Inc	(#,^)	635 - 637 Londonderry Lane, Denton, TX 17578	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	34.0	34.0	39.2	0.01%
LaHoBa, LLC d/b/a Papa John's	(#,^)	3001 Pontchartrain Dr, Slidell, LA 92614	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	61.7	61.7	71.2	0.02%
Lavertue Properties LLP dba Lavertue Properties	(#,^)	24 Wakefield St., Rochester, NH 12198	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	35.7	35.7	41.1	0.01%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave Route 53, Lisle, IL 11203	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	279.1	279.1	321.9	0.10%
Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	(#,^)	1790 Broadway Ste 716, New York, NY 34109	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	4.6	4.6	4.6	—%
Profile Performance, Inc. and Eidak Real Estate, L.L.C.	(#,^)	44600 Michigan Ave, Canton, MI 77037	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	100.5	100.5	115.7	0.04%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	(#,^)	2267 Fernberg Trail, Ely, MN 92647	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	113.5	113.5	130.6	0.04%
Michael S. Korfe dba North Valley Auto Repair	(#,^)	7516 B 2nd St., NW, Albuquerque, NM 12839	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	12.2	12.2	14.0	—%
Actknowledge, Inc dba Actknowledge	(#,^)	365 Fifth Ave, New York, NY 33716	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	4.2	4.2	4.2	—%
SuzyQue’s LLC dba Suzy Que’s	(#,^)	34 South Valley Road, West Orange, NJ 51817	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	47.9	47.9	55.1	0.02%
Little People’s Village, LLC dba Little People’s Village	(#,^)	904 North 66th St., Philadelphia, PA 90048	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	24.3	24.3	27.9	0.01%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	(#,^)	64-68 North Central Ave, Valley Stream, NY 11590	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	88.8	88.8	102.0	0.03%
Shree OM Lodging, LLC dba Royal Inn	(#,^)	2030 W. Northwest Hwy, Dallas, TX 02915	Accommodation	Term Loan	Prime plus 2.75%	12/17/2035	21.5	21.5	24.7	0.01%
Lodin Medical Imaging, LLC dba Watson Imaging Center	(#,^)	3915 Watson Road, St. Louis, MO 19020	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	2.5	2.5	2.5	—%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	(#,^)	2879 Limekiln Pike, Glenside, PA 06790	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	26.4	26.4	30.2	0.01%
K9 Bytes, Inc & Epazz, Inc	(#)	325 N. Milwaukee Ave, Ste G1, Wheeling, IL 19020	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	9/30/2020	0.1	0.1	—	—%
Elan Realty, LLC and Albert Basse Asociates, Inc.	(#,^)	175 Campanelli Park Way, Stroughton, MA 19020	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	176.0	176.0	201.7	0.06%
Newsome Trucking Inc and Kevin Newsome	(#,^)	2262 HWY 53W, Jasper, GA 47304	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	189.8	189.8	217.0	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	(#,^)	2320 2nd St., Albuquerque, NM 06790	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	38.5	38.5	44.1	0.01%
I-90 RV & Auto Supercenter	(#,^)	4505 South I-90 Service Road, Rapid City, SD 04011	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	57.1	57.1	65.3	0.02%
Tanner Optical Inc. dba Murphy Eye Care	(#,^)	305 Shirley Ave, Douglas, GA 07631	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	71.1	71.1	81.2	0.03%
Lahoba,LLC dba Papa John's Pizza	(#,^)	620 W. Judge Perez Dr, Chalmette, LA 6840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	32.0	32.0	36.4	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 North Beach St., Haltom City, TX 10014	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	18.1	18.1	18.6	0.01%
KMC RE, LLC & B&B Kennels	(#,^)	6004 City Park Road, Austin, TX 10019	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	43.6	43.6	49.6	0.02%
ROVER REPAIRS	(#,^)	301 MACDADE BLVD, COLLINGDALE, PA 98029	Repair and Maintenance	Term Loan	Prime plus 2.5%	11/28/2029	42.9	42.9	46.1	0.01%
The Alba Financial Group, Inc.	(#,^)	1420 Spring Hill Road, McLain, VA 71101	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	3/10/2021	1.7	1.7	1.7	—%
D & D's Divine Beauty School of Esther, LLC	(#,^)	5524 Germantown Ave, Philadelphia, PA 30701	Educational Services	Term Loan	6%	8/1/2031	41.9	41.9	40.2	0.01%
Bliss Coffee and Wine Bar, LLC	(#)	1402-A Handlir Dr, Bel Air, MD 27614	Food Services and Drinking Places	Term Loan	6%	11/30/2022	62.3	62.3	61.1	0.02%
Connect Litigation Technology, Inc.	(#,^)	1101 Ivy Hill Road, #4, Philadelphia, PA 30143	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2%	10/18/2025	17.7	17.7	18.1	0.01%
1911 East Main Street Holdings, Corp	(#,^)	1911 East Main St., Endicott, NY 31750	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	9.7	9.7	10.7	—%
Water Works Laundromat, LLC	(#)	968-970 Bergen St., Newark, NJ 77041	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	130.1	130.1	135.8	0.04%
Dave Kris, and MDK Ram Corp.	(#,^)	15 Elm Park, Groveland, MA 32246	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	21.0	21.0	22.0	0.01%
Head To Toe Personalized Pampering, Inc.	(#,^)	2331 North State Road 7, Lauderhill, FL 20166	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	7.4	7.4	8.1	—%
Christopher F. Bohon & Pamela D. Bohon	(#,^)	11600 County Road 71, Lexington, AL 10523	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	2.3	2.3	2.4	—%
Mogas Limited	(#,^)	47 Chestnut St., Elmer, NJ 33634	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2030	54.3	54.3	59.3	0.02%
Shree Om Lodging, LLC dba Royal Inn	(#,^)	2030 W. Northwest Hwy, Dallas, TX 33434	Accommodation	Term Loan	Prime plus 2.75%	5/2/2030	52.1	52.1	56.8	0.02%
Moonlight Multi Media Production, Inc.	(#,^)	2700 West Cypress Creek Road, Fort Lauderdale, FL 33547	Other Information Services	Term Loan	5.3%	2/1/2025	1.1	1.1	1.1	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	(#)	1912 Manhattan Ave, Harvey, LA 23661	Repair and Maintenance	Term Loan	6%	8/26/2024	9.9	9.9	9.7	—%
McCallister Venture Group, LLC and Maw's Vittles, Inc.	(#,^)	511 South Broad St., Brooksville, FL 11385	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	9.2	9.2	9.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Chong Hun Im dba Kim's Market	(#,^)	730 East 28th St., Ogden, UT 10591	Food and Beverage Stores	Term Loan	Prime plus 2.5%	2/27/2024	4.3	4.3	4.4	—%
Whirlwind Car Wash, Inc.	(#)	1370 Le Anne Marie Circle, Columbus, OH 22407	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	12.1	12.1	12.7	—%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	(#,^)	745 Cheney Hwy, Ttitusville, FL 71730	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	12.9	12.9	13.6	—%
Min Hui Lin	(#,^)	1916 Broad St., Lanett, AL	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	13.0	13.0	13.9	—%
Delta Partners, LLC dba Delta Carwash	(#,^)	5640 Indian Crest Lane, Olympia, WA 48326	Repair and Maintenance	Term Loan	Prime plus 2.5%	4/5/2029	33.0	33.0	35.3	0.01%
Auto Sales, Inc.	(#,^)	1925 State St., Hamden, CT 33469	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	3.8	3.8	3.7	—%
Ralph Werner dba Werner Transmission Inc	(#,^)	259 East Central Ave, Bangor, PA	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	0.6	0.6	0.6	—%
Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	(#,^)	3118 Bayshore Ave, Brigantine, NJ 53076	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	23.7	23.7	23.2	0.01%
OrthoQuest, P.C.	(#,^)	2336 Wisteria Dr, Ste 430, Snellville, GA 33010	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	1.1	1.1	1.1	—%
Track Side Collision & Tire, Inc.	(#,^)	98-16 160 Ave, Ozone Park, NY 20879	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	3.1	3.1	3.2	—%
Deesha Corporation, Inc. dba Best Inn & Suites	(#,^)	9225 Parkway East, Birmingham, AL 94954	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	16.6	16.6	17.0	0.01%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	(#,^)	386 Winsted Road, Torrington, CT 86326	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	3.2	3.2	3.3	—%
Gain Laxmi, Inc. dba Super 8 Motel	(#,^)	14341 U.S. Hwy 431 South, Gunterville, AL 06430	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	9.5	9.5	9.6	—%
Naseeb Corporation	(#,^)	1696 North Broad St., Meriden, CT 18013	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	16.1	16.1	16.4	0.01%
Stillwell Ave Prep School	(#,^)	1990 Stillwell Ave, Brooklyn, NY 06019	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	2.8	2.8	2.9	—%
Alyssa Corp dba Knights Inn	(#,^)	1105 Columbus Parkway, Opelika, AL 89101	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	30.3	30.3	30.7	0.01%
Bhailal Patel dba New Falls Motel	(#,^)	201 Lincoln Hwy, Fairless Hills, PA 22303	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	1.1	1.1	1.1	—%
Pegasus Automotive, Inc.	(#,^)	3981 Hylan Blvd, Staten Island, NY	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	3.6	3.6	3.6	—%
P. Agrino, Inc. dba Andover Diner	(#,^)	193 Main St., Andover, NJ	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	1.4	1.4	1.4	—%
Total SBA Unguaranteed Accrual Investments							$356,418.8	$356,418.8	$366,131.3	112.87%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										324391
200 North 8th Street Associates LLC and Enchanted Acres Fa	(*,#)	200 North 8th St., Reading, PA 11590	Food Manufacturing	Term Loan	6.25%	5/4/2028	$445.6	$445.6	306.3	0.09%
3SIXO Motorsports LLC dba 3SIXO Motorsports Shop	(*,#,^)	217 W Main St., Centralia, WA 67672	Motor Vehicle and Parts Dealers	Term Loan	7.75%	1/6/2029	$94.6	$94.6	60.1	0.02%
6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	(*,#)	6 Price Ave, Norwalk, CT 38134	Administrative and Support Services	Term Loan	8%	9/24/2039	$237.3	$237.3	227.3	0.07%
Pauley Tree and Lawn Care Inc	(*,#)	6 Price Ave, Norwalk, CT 89074	Administrative and Support Services	Term Loan	8.25%	7/28/2025	$46.6	$46.6	44.6	0.01%
Acton Hardware LLC and Mark Allgood & Jamie Allgood	(*,#,^)	31814 Crown Valley Rd, Acton, CA 75050	Building Material and Garden Equipment and Supplies Dealers	Term Loan	8%	3/24/2041	$117.1	$117.1	28.9	0.01%
Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	(*,#)	12485-12489 NW 44th St., Coral Springs, FL 30318	Repair and Maintenance	Term Loan	7.75%	3/31/2040	$318.3	$318.3	168.7	0.05%
Alive Design, LLC	(*,#)	234 Middle St., Middletown, CT 07105	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	$11.8	$11.8	8.9	0.00%
All About Kids and Families Medical Center, Inc.	(*,#,^)	12086 FT Caroline Rd, Ste. 102,103,401,402,403, 501,502, Jacksonville, FL 23237	Ambulatory Health Care Services	Term Loan	8.25%	1/13/2029	$364.9	$364.9	272.4	0.08%
All Printing Solutions, Inc. dba Pryntcomm	(*,#,^)	303 E. Sioux Ave., Pierre, SD 30905	Printing and Related Support Activities	Term Loan	7.75%	6/27/2041	$491.8	$491.8	208.2	0.06%
Allied Welding Inc.	(*,#,^)	1820 N. Santa Fe Ave, Chillicothe, IL 33498	Fabricated Metal Product Manufacturing	Term Loan	8.25%	12/15/2041	$716.0	$716.0	716.0	0.22%
Amboy Group, LLC dba Tommy Moloney's	(*,#)	1 Amboy Ave, Woodbridge, NJ 07052	Food Manufacturing	Term Loan	6%	6/14/2024	$1,458.1	$1,458.1	1,458.1	0.45%
Anglin Cultured Stone Products LLC	(*,#,^)	877 Salem Church Road, Newark, DE 06880	Construction of Buildings	Term Loan	8.25%	12/27/2042	$630.5	$630.5	329.2	0.10%
Anglin Cultured Stone Products LLC dba Anglin Construction	(*,#)	877 Salem Church Road, Newark, DE 20781	Specialty Trade Contractors	Term Loan	8.25%	6/30/2025	$193.3	$193.3	141.7	0.04%
Arclay ,LLC	(*,#,^)	49 Geyser Road Ste 100, Saratoga Springs, NY 22042	Nonmetallic Mineral Product Manufacturing	Term Loan	8%	5/5/2030	$137.1	$137.1	29.6	0.01%
Arrow Freight Inc	(*,#,^)	1000 Jorie Blvd Ste 250, Oak Brook, IL 08619	Truck Transportation	Term Loan	8.25%	3/30/2028	$654.1	$654.1	21.7	0.01%
Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	(*,#)	2646 South Road, Poughkeepsie, NY 33901	Gasoline Stations	Term Loan	7.75%	9/26/2024	$15.7	$15.7	15.4	0.00%
AWA Fabrication & Construction, L.L.C.	(*,#)	811 Country Road #99, Headland, AL 10024	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	$34.4	$34.4	2.5	0.00%
B&B Fitness and Barbell, Inc. dba Elevations Health Club	(*,#)	Route 611 North, Scotrun, PA 07004	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	$1,385.8	$1,385.8	335.6	0.10%
B4 Fitness LLC dba The Zoo Health Club	(*,#,^)	4 Beehive Dr, Epping, NH 43064	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	9/23/2026	$62.8	$62.8	30.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										324391
Baker Sales, Inc. d/b/a Baker Sales, Inc.	(*,#)	60207 Camp Villere Road, Slidell, LA 94043	Nonstore Retailers	Term Loan	6%	3/29/2036	$177.4	$177.4	62.3	0.02%
Band Sawn Lumber,LLC and Nathan Ryan Adams	(*,#,^)	1873 State Hwy 29, Johnstown, NY 28217	Wood Product Manufacturing	Term Loan	7.75%	5/15/2042	$110.8	$110.8	53.6	0.02%
Fieldstone Quick Stop LLC(OC) Barber Investments LLC (EPC) Thadius M B	(*,#)	190 Route 3, South China, ME 02568	Gasoline Stations	Term Loan	6%	9/30/2038	$400.4	$400.4	33.0	0.01%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	(*,#,^)	3510 Bear Creek Road, Franklinville, NY 10703	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	$1,608.1	$1,669.4	488.0	0.15%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	(*,#)	3510 Bear Creek Road, Franklinville, NY 60025	Accommodation	Term Loan	7.25%	12/30/2024	$85.4	$85.4	80.7	0.02%
Bebos Inc dba Pizza Hut & Sunoco	(*,#)	2003 West 5th St., Clifton, TX 18078	Gasoline Stations	Term Loan	7.75%	3/28/2028	$214.1	$214.1	54.7	0.02%
Bone Bar & Grill LLC	(*,#)	3547 &3551 Philipsburg Bigler Hwy, West Decatur, PA 70791	Food Services and Drinking Places	Term Loan	7%	6/30/2042	$73.4	$73.4	63.1	0.02%
Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	(*,#)	201 Highland Ave, East Syracuse, NY 93306	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/13/2039	$201.2	$201.2	145.2	0.04%
BQRS, Inc. DBA Gresham Meineke Car Care Center	(*,#,^)	18081 SE Division St., Portland, OR 54757	Repair and Maintenance	Term Loan	8.25%	6/30/2027	$54.2	$54.2	45.2	0.01%
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	(*,#)	690 South Creek Road, West Chester, PA 75501	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/30/2031	$177.8	$177.8	175.3	0.05%
Calhoun Satellite Communications Inc and Transmission Solutions Group	(*,#)	1914 Tigertail Blvd, Dania, FL 93065	Broadcasting (except Internet)	Term Loan	6.75%	2/27/2025	$724.2	$724.2	—	0.00%
Calhoun Satellite Communications, Inc.	(*,#)	1914 Tigertail Blvd, Dania Beach, FL 44236	Telecommunications	Term Loan	7%	12/2/2026	$143.9	$143.9	33.6	0.01%
Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	(*,#)	310 25th Ave N. St. Ste. 201, Nashville, TN 98074	Ambulatory Health Care Services	Term Loan	7.75%	5/15/2025	$556.4	$556.4	69.7	0.02%
Cardinal Homes Inc,.Alouette Holdings Inc.,Bret Berneche &,orothy M	(*,#,^)	525 Barnsville Hwy, Wylliesburg, VA 28226	Wood Product Manufacturing	Term Loan	8%	12/14/2026	$868.8	$868.8	832.3	0.26%
Cardinal Homes Inc. and Bret A Berneche	(*,#,^)	525 Barnesville Hwy, Wylliesburg, VA 48116	Wood Product Manufacturing	Term Loan	8%	12/14/2041	$116.7	$116.7	111.8	0.03%
Cardinal Homes, Inc	(*,#,^)	525 Barnsville Hwy, Wylliesburg, VA 37179	Wood Product Manufacturing	Term Loan	8.25%	10/27/2027	$95.7	$95.7	91.7	0.03%
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	(*,#)	320 Fair St., Kutztown, PA 27604	Transit and Ground Passenger Transportation	Term Loan	7.5%	9/30/2027	$366.2	$366.2	361.0	0.11%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										324391
CD Game Exchange Inc.	(*,#,^)	3719 N Mississippi, Portland, OR 97504	Merchant Wholesalers, Durable Goods	Term Loan	8.25%	9/28/2026	$10.4	$10.4	10.3	0.00%
Central Medical Clinic, PLLC- Clinica Central	(*,#)	393 North Dunlap St. Ste LL26, LL34, LL38, St Paul, MN 81621	Ambulatory Health Care Services	Term Loan	8.25%	6/7/2029	$307.2	$307.2	159.9	0.05%
Chickamauga Properties, Inc., MSW Enterprises, LLP	(*,#)	214 Sutherland Way, Rocky Face, GA 06902	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	$59.0	$59.0	54.9	0.02%
Children First Home Health Care Inc	(*,#,^)	1220 Broadcasting Rd Ste 202, Wyomissing, PA 60154	Ambulatory Health Care Services	Term Loan	7.5%	12/27/2028	$282.4	$282.4	45.6	0.01%
Clark Realty LLC	(*,#,^)	4 Walker Way, Albany, NY 10001	Real Estate	Term Loan	8%	8/29/2041	$73.3	$73.3	19.2	0.01%
Clearwater Transportation LTD dba Thrifty Car Rental, Dollar Rent A Ca	(*,#,^)	8790 Crownhill Blvd, San Antonio, TX 33619	Rental and Leasing Services	Term Loan	8.25%	11/29/2027	$153.7	$153.7	17.2	0.01%
CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	(*,#,^)	717 Titus Ave, Rochester, NY 91301	Food Services and Drinking Places	Term Loan	8.25%	11/20/2040	$232.4	$232.4	60.9	0.02%
Colts V LLC and Nowatzke Service Center, Inc dba Nowatzke Truck & Trai	(*,#)	6900 Whitmore Lake Rd, Whitmore Lake, MI 28405	Repair and Maintenance	Term Loan	6.75%	9/26/2039	$553.3	$553.3	489.3	0.15%
Conference Services International ETC LLC	(*,#,^)	4802 West Van Buren St., Phoenix, AZ 02646	Administrative and Support Services	Term Loan	8%	8/14/2028	$597.0	$597.0	413.8	0.13%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	(*,#)	380 E. Borden Road, Rose City, MI 48176	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	$213.9	$213.9	107.9	0.03%
CZAR Industries, Inc.	(*,#,^)	1424 Heath Ave, Ewing, NJ 28203	Machinery Manufacturing	Term Loan	8.25%	12/19/2027	$141.3	$141.3	61.1	0.02%
D&G Capital LLC dba Miami Grill 277	(*,#,^)	2521 North Federal Hwy, Unit C, Boca Raton, FL 45459	Food Services and Drinking Places	Term Loan	6.5%	12/16/2025	$44.4	$44.4	20.8	0.01%
Darian L Hampton DDS PA and Darian L. Hampton	(*,#)	3610 N Josey Lane Ste 104, Carrollton, TX 32550	Ambulatory Health Care Services	Term Loan	8.25%	12/20/2028	$292.6	$292.6	3.1	0.00%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	(*,#,^)	2685 US Hwy 41, Calhoun, GA 06468	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	$1,316.8	$1,316.8	486.1	0.15%
Douglas Printy Motorsports, Inc. dba Blackburn Trike	(*,#)	1410 Medina Rd, Medina, OH 63129	Motor Vehicle and Parts Dealers	Term Loan	8.25%	3/9/2040	$155.9	$155.9	86.2	0.03%
Doxa Deo Inc dba Luv 2 Play	(*,#,^)	1600 Village Market Blvd, Leesburg, VA 85281	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	2/28/2026	$81.3	$81.3	79.0	0.02%
Dr. Richard Rolle JR, PLLC dba Rolle Oral & Facial Surgery PLLC	(*,#,^)	1515 Shopton Road, Charlotte, NC 06437	Ambulatory Health Care Services	Term Loan	7.5%	9/29/2042	$869.9	$869.9	586.8	0.18%
Dr. Richard R. Rolle, Jr., PLLC dba Rolle Oral & Facial Surgery	(*,#,^)	9615 Caldwell Commons Circle, Ste. B, Cornelius, NC 75181	Ambulatory Health Care Services	Term Loan	7.5%	12/18/2027	$122.3	$122.3	—	0.00%
Driven Warehouse/Distribution LLC	(*,#)	271 East North Ave, Glendale, IL 89118	Truck Transportation	Term Loan	8%	12/22/2027	$726.2	$726.2	393.1	0.12%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										324391
DTM Parts Supply Inc.	(*,#)	31 Sageman St, Mount Vernon, NY 33069	Merchant Wholesalers, Durable Goods	Term Loan	7%	6/2/2025	$45.5	$45.5	35.5	0.01%
DuCharme Realty LLC and DuCharme Enterprises LLC dba Specialty	(*,#)	1717 Hwy 200, Noxon, MT 20706	Wood Product Manufacturing	Term Loan	8%	2/2/2040	$163.2	$163.2	50.8	0.02%
Dynamic Dental Corporation	(*,#,^)	3760 NW 126th Ave, Coral Springs, FL 33160	Merchant Wholesalers, Durable Goods	Term Loan	7.5%	5/31/2029	$60.4	$60.4	27.7	0.01%
E & I Holdings, LP & PA Farm Products, LLC	(*,#)	1095 Mt Airy Road, Stevens, PA 30518	Food Manufacturing	Term Loan	6%	4/30/2030	$4,705.2	$4,809.7	3,176.5	0.98%
Earth First Recycling LLC	(*,#,^)	400 Island Park Road, Easton, PA 95630	Merchant Wholesalers, Durable Goods	Term Loan	8%	12/6/2027	$72.8	$72.8	70.8	0.02%
Earth First Recycling, LLC and 191 Clark Road, LLC	(*,#,^)	400 Island Park Road, Easton, PA 26003	Merchant Wholesalers, Durable Goods	Term Loan	8%	6/5/2027	$338.0	$338.0	328.5	0.10%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	(*,#,^)	11949 Borden Ave, San Fernando, CA 06510	Specialty Trade Contractors	Term Loan	8.25%	12/31/2022	$43.9	$43.9	42.1	0.01%
Ericon Inc. dba Quik Pik	(*,#,^)	740 Davenport Ave, Freemont, NE 98247	Gasoline Stations	Term Loan	8.25%	3/24/2027	$54.2	$54.2	—	0.00%
Ericon, Inc.	(*,#,^)	740 Davenport Ave, Fremont, NE 32778	Gasoline Stations	Term Loan	8.25%	12/1/2041	$705.6	$705.6	656.7	0.20%
Ericon, Inc. dba Quik Pik	(*,#,^)	740 Davenport Ave, Freemont, NE 65080	Gasoline Stations	Term Loan	8.25%	12/15/2041	$322.8	$322.8	—	0.00%
ERT Group Inc and Curt's Tools Inspection Inc	(*,#,^)	5229 142nd Dr. NW, Williston, ND 32958	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	$1,171.5	$1,171.5	896.3	0.28%
Europlast Ltd	(*,#)	100 Industrial Lane, Endeavor, WI 40516	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	$312.9	$312.9	54.7	0.02%
Evergreen Pallet LLC and Evergreen Recycle LLC	(*,#,^)	302 W 53rd St N., Wichita, KS 64155	Wood Product Manufacturing	Term Loan	7.25%	3/16/2026	$909.2	$909.2	391.4	0.12%
Evernook Valley Milk LLC	(*,#,^)	7448 Emmerson Road, Everson, WA 08638	Animal Production and Aquaculture	Term Loan	7.5%	8/31/2042	$637.5	$637.5	453.1	0.14%
Excel RP Inc	(*,#,^)	6531 Park Ave, Allen Park, MI 91761	Machinery Manufacturing	Term Loan	8.25%	8/30/2023	$66.8	$66.8	65.9	0.02%
Excel RP Inc	(*,#,^)	6531 Park Ave, Allen Park, MI 02889	Machinery Manufacturing	Term Loan	8.25%	3/25/2026	$95.2	$95.2	60.1	0.02%
Excel RP, Inc./Kevin and Joann Foley	(*,#)	6531 Park Ave, Allen Park, MI 30117	Machinery Manufacturing	Term Loan	8.25%	7/8/2028	$32.4	$32.4	32.0	0.01%
Flooring Liquidators Inc and Flooring Liquidators of Mt Kisco LLC	(*,#)	267 Saw Mill River Road, Elmsford, NY 33312	Specialty Trade Contractors	Term Loan	6.75%	6/17/2025	$220.2	$220.2	—	0.00%
Florida Apnea Diagnostics LLC	(*,#,^)	2664 Cypress Ridge Blvd Ste. 101 & 102 A, Wesley Chapel, FL 44509	Ambulatory Health Care Services	Term Loan	8.25%	10/20/2027	$143.4	$143.4	65.2	0.02%
Frontier Sand LLC	(*,#,^)	305 Country Hwy AA, New Auburn, WI 33014	Mining (except Oil and Gas)	Term Loan	8.25%	11/30/2027	$463.6	$463.6	324.5	0.10%
Galaforo Construction and Companies LLC	(*,#,^)	1770 Stumpf Blvd, Terrytown, LA 54656	Construction of Buildings	Term Loan	7.5%	12/15/2042	$33.6	$33.6	31.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										324391
Galaforo Construction LLC and Paul M Galaforo, Jr.	(*,#)	1770 Stumpf Blvd, Terrytown, LA 08520	Construction of Buildings	Term Loan	7.5%	12/15/2027	$329.0	$329.0	8.7	0.00%
GEM2K, LLC dba Precision Precast Group	(*,#,^)	4150 E Magnolia St., Phoenix, AZ 06854	Miscellaneous Manufacturing	Term Loan	8.25%	5/19/2027	$140.4	$140.4	23.3	0.01%
Grand Manor Realty, Inc. & Kevin LaRoe	(*,#)	318 S. Halsted St., Chicago, IL 67107	Real Estate	Term Loan	6%	2/20/2023	$19.0	$19.0	17.9	0.01%
Graphics,Type and Color Enterprises Inc dba Clubflyers.com and GTC Med	(*,#,^)	2300 NW 7th Ave, Miami, FL 61252	Printing and Related Support Activities	Term Loan	8.25%	9/28/2041	$821.5	$821.5	798.3	0.25%
H.M.C, Incorporated	(*,#,^)	7190 Oakland Mills Rd Ste 10, Columbia, MD 20782	Furniture and Related Product Manufacturing	Term Loan	8.25%	7/3/2028	$183.8	$183.8	178.6	0.06%
Hagerstown Muffler, Inc. and JMS Muffler, Inc	(*,#)	1390 Dual Hwy, Hagerstown, MD 32114	Repair and Maintenance	Term Loan	8%	9/24/2040	$150.0	$150.0	145.8	0.04%
Harrelson Materials Management,Inc	(*,#)	1101 Russell Road, Shreveport, LA 33069	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	$465.2	$465.2	4.6	0.00%
HDD Solutions, LLC	(*,#)	6550 Progress Parkway, Cedar Hill, MO 31601	Heavy and Civil Engineering Construction	Term Loan	8.25%	12/31/2028	$552.8	$552.8	339.0	0.10%
HG Ventures, Inc. dba Diamond Head Trucking	(*,#,^)	100 Phoenix Dr, Finleyville, PA 43512	Truck Transportation	Term Loan	7.5%	6/29/2030	$808.0	$808.0	56.0	0.02%
Home Again Restaurant LLC	(*,#)	9524 Camp Lake Rd, Salem, WI 20175	Food Services and Drinking Places	Term Loan	6.25%	6/30/2040	$0.4	$0.4	0.4	0.00%
Impress Therapeutic Massage LLC	(*,#,^)	3145 Suntree Blvd. Ste 102, Rockledge, FL 83814	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/8/2043	$60.6	$60.6	57.3	0.02%
Insight Vision Care, PC, CRMOD Lubbock, P.C.,Vielm Vision Eyecare Inc	(*,#,^)	4899 Griggs Road, Houston, TX 85123	Ambulatory Health Care Services	Term Loan	7.75%	12/27/2043	$1,084.6	$1,084.6	241.1	0.07%
J&K Fitness, LLC dba Physiques Womens Fitness Center	(*,#)	2505 Verot School Road, Lafayette, LA 77018	Amusement, Gambling, and Recreation Industries	Term Loan	8%	6/8/2036	$14.6	$14.6	7.7	0.00%
J Olson Enterprises LLC and Olson Trucking Direct, Inc.	(*,#)	311 Ryan St, Holmen, WI 27604	Truck Transportation	Term Loan	6%	6/28/2025	$628.4	$628.4	20.7	0.01%
JN Thompson Ent,Inc.	(*,#,^)	400 5th Ave S Ste 100, Naples, FL 07461	Construction of Buildings	Term Loan	7.75%	12/7/2028	$377.5	$377.5	50.3	0.02%
Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	(*,#)	200 West Adams St, Cochranton, PA 07430	Motor Vehicle and Parts Dealers	Term Loan	6.25%	10/29/2039	$11.1	$11.1	4.2	0.00%
Kids at Heart,LLC dba Monster Mini Golf	(*,#,^)	10 Newbury St., Danvers, MA 33127	Amusement, Gambling, and Recreation Industries	Term Loan	6.75%	9/22/2026	$19.0	$19.0	13.8	0.00%
Kidtastic LLC dba The Little Gym of Audubon	(*,#,^)	2850 Audubon Dr, Audubon, PA 54915	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	7/27/2026	$44.9	$44.9	16.1	0.00%
Kneading Dough LLC dba NY Bagel Cafe & Deli,NY Bagle, New York Bagle,N	(*,#)	10287 Okeechobee Blvd #13, Royal Palm Beach, FL 77493	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2029	$17.9	$17.9	17.7	0.01%
Kostekos Inc dba New York Style Pizza	(*,#)	10 South King St., Gloucester, NJ 52361	Food Services and Drinking Places	Term Loan	8%	2/6/2040	$61.9	$61.9	11.7	0.00%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										324391
LA Diner Inc dba Loukas L A Diner	(*,#)	3205 Route 22 East, Branchburg, NJ 37207	Food Services and Drinking Places	Term Loan	7.25%	9/28/2037	$92.8	$92.8	88.5	0.03%
LAN Doctors Inc	(*,#)	14 Pierson Court, Mahwah, NJ 67204	Professional, Scientific, and Technical Services	Term Loan	8.25%	8/28/2025	$59.8	$59.8	57.3	0.02%
LAN Doctors Inc	(*,#,^)	14 Pierson Court, Mahwah, NJ 91733	Professional, Scientific, and Technical Services	Term Loan	8.25%	3/16/2026	$43.4	$43.4	35.6	0.01%
Lan Doctors, Inc.	(*,#,^)	14 Pierson Court, Mahwah, NJ 89143	Professional, Scientific, and Technical Services	Term Loan	8.25%	12/7/2026	$203.3	$203.3	—	0.00%
Linqserv Inc.	(*,#,^)	1555 Lyell Ave, Rochester, NY 06801	Transit and Ground Passenger Transportation	Term Loan	7.5%	11/9/2027	$285.6	$285.6	62.2	0.02%
Lowgap Grocery & Grill LLC	(*,#,^)	8773 West Pine St., Lowgap, NC 78738	General Merchandise Stores	Term Loan	7.25%	3/24/2041	$48.0	$48.0	20.5	0.01%
M & H Pine Straw Inc and Harris L. Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 19151	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	3/21/2023	$197.4	$197.4	58.1	0.02%
M & H Pine Straw, Inc and Harris L. Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 84104	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	$44.6	$44.6	42.7	0.01%
M & H Pine Straw, Inc.and Harris Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 76052	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	7/10/2020	$27.4	$27.4	26.3	0.01%
M & H Pinestraw, Inc. and Harris L. Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 30060	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	12/15/2021	$133.8	$133.8	48.5	0.01%
Magill Truck Line LLC and Jeff J. Ralls	(*,#,^)	211 West 53rd St. N., Park City, KS 33142	Truck Transportation	Term Loan	7.25%	3/11/2029	$185.5	$185.5	79.1	0.02%
Mariam Diner Inc dba Country Kitchen Restaurant	(*,#,^)	17393 Main St., Hesperia, CA 75001	Food Services and Drinking Places	Term Loan	8%	3/18/2026	$42.8	$42.8	16.2	0.00%
Matchless Transportation LLC dba First Class Limo	(*,#)	31525 Aurora Road # 5, Solon, OH 93454	Transit and Ground Passenger Transportation	Term Loan	6.25%	5/31/2020	$119.2	$119.2	11.9	0.00%
MB Xpress Inc	(*,#,^)	159 D'Arcy Parkway, Lathrop, CA 06416	Truck Transportation	Term Loan	8.25%	9/19/2028	$1,110.1	$1,110.1	11.9	0.00%
Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	(*,#,^)	780 S Peace Haven Road, Winston Salem, NC 78665	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	7%	11/25/2025	$10.5	$10.5	4.8	0.00%
MIT LLC	(*,#,^)	11 North Peach ST., Medford, OR 54915	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	$84.9	$84.9	62.8	0.02%
Mojo Brands Media, LLC	(*,#)	3260 University Blvd., Ste 100, Winter Park, FL 04358	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	$725.0	$725.0	111.6	0.03%
Morris Glass and Construction Inc	(*,#)	40058 Hwy 30, Astoria, OR 33309	Specialty Trade Contractors	Term Loan	15%	10/1/2023	$373.1	$373.1	190.6	0.06%
MTV Bowl, Inc. dba Legend Lanes	(*,#)	4190 State Road, Cuyahoga Falls, OH 07054	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	6/30/2036	$191.5	$191.5	139.0	0.04%
N Transport LLC	(*,#,^)	5348 W Brown Ave, Fresno, CA 95988	Truck Transportation	Term Loan	8%	11/20/2027	$385.5	$385.5	77.3	0.02%
N Transport LLC	(*,#,^)	294 N. Fruit Ave, Fresno, CA 92021	Truck Transportation	Term Loan	8.25%	11/20/2042	$175.3	$175.3	143.3	0.04%
Nando LLC dba Tall Timbers Banquet and Conference Center	(*,#,^)	13831 National Rd SW, Reynoldsburg, OH 75050	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/20/2028	$12.7	$12.7	12.4	0.00%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										324391
Neville Galvanizing, Inc	(*,#)	2983 Grand Ave, Pittsburgh, PA 11238	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	$235.7	$235.7	—	0.00%
New Image Building Services, Inc. dba New Image Repair Services	(*,#)	1405 Combermere Dr., Troy, MI 44087	Repair and Maintenance	Term Loan	7.75%	8/23/2037	$79.2	$79.2	58.2	0.02%
Olsen Bros. Transportation, Inc. & Golden Spike Leasing, LLC	(*,#,^)	2520 Pennsylvania Ave, Ogden, UT 10022	Truck Transportation	Term Loan	8.25%	6/20/2028	$513.2	$513.2	45.2	0.01%
P & M Entertainment, LLC dba Luv 2 Play	(*,#,^)	35 Lafayette Road Ste #8, North Hampton, NH 33331	Amusement, Gambling, and Recreation Industries	Term Loan	6%	5/10/2028	$106.1	$106.1	74.0	0.02%
Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Globa	(*,#)	412 and 500 Main St., La Marque, TX 08844	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2026	$570.7	$570.7	25.5	0.01%
Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Serv	(*,#,^)	412 and 500 Main St., La Marque, TX 10016	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2041	$110.1	$110.1	70.4	0.02%
Peter K Lee MD, PC dba Atlanta Primary Care	(*,#,^)	211 Roberson Mill Road, Milledgeville, GA 43082	Ambulatory Health Care Services	Term Loan	8.25%	9/13/2043	$859.6	$859.6	847.3	0.26%
Peter K Lee MD, PC dba Atlanta Primary Care LLC	(*,#,^)	5 Ashford Way, Hawkinsville, GA 60606	Ambulatory Health Care Services	Term Loan	8.25%	9/13/2028	$381.0	$381.0	375.6	0.12%
Play4Fun dba Luv 2 Play	(*,#,^)	13722 Jamboree Road, Irvine, CA 71106	Amusement, Gambling, and Recreation Industries	Term Loan	7.5%	3/7/2028	$148.1	$148.1	87.0	0.03%
PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc., T	(*,#,^)	2040 Dowdy Ferry, Dallas, TX 08226	Specialty Trade Contractors	Term Loan	8.25%	12/19/2038	$494.7	$494.7	487.7	0.15%
Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand and	(*,#,^)	13851 S State HWY 34, Scurry, TX 74112	Specialty Trade Contractors	Term Loan	8.25%	10/28/2025	$479.9	$479.9	323.2	0.10%
PS Camping Inc.	(*,#,^)	43595 US Hwy 50, Canon City, CO 07026	Accommodation	Term Loan	8.25%	12/1/2027	$18.5	$18.5	18.2	0.01%
PS Camping, Inc. dba Prospectors RV Resort	(*,#,^)	43659&43595 US Hwy 50, Canon City, CO 38133	Accommodation	Term Loan	8.25%	5/19/2042	$234.0	$234.0	230.7	0.07%
Ramjay Inc.	(*,#,^)	85 S. Bragg St. Ste 303, Alexandria, VA 55378	Transit and Ground Passenger Transportation	Term Loan	8.25%	1/13/2027	$375.6	$375.6	80.0	0.02%
Randall Miller Company, Inc and Boyz Transportation Services, LLC	(*,#,^)	256 Blackley Rd, Bristole, TN 08540	Truck Transportation	Term Loan	7.75%	7/31/2029	$772.8	$772.8	19.5	0.01%
Recovery Boot Camp, LLC, Rule 62, Inc. and Healing Properties, LLC	(*,#,^)	85 SW 5th Ave, Delray Beach, FL 67119	Ambulatory Health Care Services	Term Loan	7.75%	12/28/2028	$114.1	$114.1	9.2	0.00%
Return to Excellence Inc	(*,#,^)	176 Country Club Dr, Waynesville, NC 10580	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	1/27/2027	$15.6	$15.6	15.4	0.00%
Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	(*,#)	176 Country Club Dr, Waynesville, NC 08201	Amusement, Gambling, and Recreation Industries	Term Loan	8%	10/10/2039	$1,154.0	$1,154.0	1,137.6	0.35%
Rich's Food Stores LLC dba Hwy 55 of Wallace	(*,#,^)	611 East Southerland St., Wallace, NC 06457	Food Services and Drinking Places	Term Loan	8.25%	9/14/2026	$99.3	$99.3	13.5	0.00%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										324391
Route 130 SCPI Holdings LLC (EPC) Route 130 SCPI Operations LLC (OC) d	(*,#)	423-429 Route 156, Trenton, NJ 34145	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	$279.5	$279.5	38.7	0.01%
Sanabi Investment, LLC dba Oscar's Moving and Storage	(*,#,^)	11421 N W 107th St., #13, Miami, FL 33444	Truck Transportation	Term Loan	7.5%	6/20/2027	$95.9	$95.9	14.1	0.00%
Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	(*,#,^)	2 Sand Hill Cove Road, Narragansett, RI 60803	Food Services and Drinking Places	Term Loan	8.25%	12/27/2041	$413.0	$413.0	194.4	0.06%
SDA Holdings LLC and Les Cheveux Salon Inc	(*,#,^)	306 McClanahan St., Roanoke, VA 28211	Personal and Laundry Services	Term Loan	7.5%	12/15/2040	$108.5	$108.5	51.7	0.02%
Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	(*,#)	3822 State Route 3, Red Bud, IL 78220	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	2/10/2030	$524.2	$524.2	23.4	0.01%
SG Linke LLC	(*,#,^)	413 N Alfaya Trail P11, Orlando, FL 60632	Clothing and Clothing Accessories Stores	Term Loan	8.25%	5/12/2027	$15.7	$15.7	15.5	0.00%
Shaffer Automotive Repair, LLC	(*,#)	1485 North McQueen Rd #1, Gilbert, AZ 28451	Repair and Maintenance	Term Loan	7%	5/24/2030	$132.8	$132.8	37.7	0.01%
Shane M. Howell and Buck Hardware and Garden Center, LLC	(*,#)	1007 Lancaster Pike, Quarryville, PA 48507	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.5%	12/27/2038	$113.4	$113.4	11.4	0.00%
Soregard Inc	(*,#,^)	605 Birch Dr, Maquoketa, IA 61523	Furniture and Related Product Manufacturing	Term Loan	7.5%	6/30/2041	$152.8	$152.8	38.4	0.01%
Sourceco Limited Liability Company	(*,#,^)	17 Palmer Ave, West Long Branch, NJ 19425	Merchant Wholesalers, Nondurable Goods	Term Loan	6.5%	12/17/2025	$27.2	$27.2	24.5	0.01%
Sovereign Communications LLC	(*,#)	26 E 3 Mile Rd,, Sault Sainte Marie, MI 60636	Broadcasting (except Internet)	Term Loan	6.75%	2/7/2024	$627.4	$627.4	122.5	0.04%
STK Ventures Inc dba JP Dock Service & Supply	(*,#)	12548 N State Hwy 7, Climax Springs, MO 3301	Specialty Trade Contractors	Term Loan	6%	5/9/2037	$31.6	$31.6	4.7	0.00%
Street Magic Enterprise LLC dba New Lisbon Travel Mart	(*,#,^)	1700 East Bridge St., New Lisbon, WI 07083	Gasoline Stations	Term Loan	7.5%	11/7/2042	$419.0	$419.0	188.5	0.06%
Summitsoft Corporation	(*,#,^)	11105 Mockingbird Dr, Omaha, NE 07072	Publishing Industries (except Internet)	Term Loan	7.75%	7/26/2028	$99.4	$99.4	10.3	0.00%
Suncrest Stone Products LLC	(*,#,^)	341 County Farm Road, Ashburn, GA 03103	Nonmetallic Mineral Product Manufacturing	Term Loan	7.25%	8/29/2041	$612.5	$612.5	225.2	0.07%
Suncrest Stone Products LLC	(*,#,^)	341 County Farm Road, Ashburn, GA 21804	Nonmetallic Mineral Product Manufacturing	Term Loan	7.5%	8/29/2026	$536.6	$536.6	136.5	0.04%
T and B Boots Inc dba Takken's Shoes	(*,#,^)	72 South Main St., Templeton, CA 15639	Clothing and Clothing Accessories Stores	Term Loan	7.25%	6/17/2026	$204.5	$204.5	—	0.00%
T and B Boots Inc dba Takken's Shoes	(*,#)	72 South Main St., Templeton, CA 06518	Clothing and Clothing Accessories Stores	Term Loan	7.25%	12/7/2026	$95.2	$95.2	81.2	0.03%
Tarver-Henley Inc. and Tar-Hen LLC	(*,#,^)	2125 College Ave, Jackson, AL 12205	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.75%	6/21/2042	$97.8	$97.8	48.7	0.02%
The Jig, LLC	(*,#,^)	3115 Camp Phillips Road, Wausau, WI 08034	Food Services and Drinking Places	Term Loan	8.25%	10/24/2042	$25.6	$25.6	25.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Non-Accrual Investments (3) (22)										324391
The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	(*,#,^)	29291 Amerihost Dr, Dowagiac, MI 85387	Accommodation	Term Loan	8.25%	12/5/2041	$335.1	$335.1	321.0	0.10%
The Woods at Bear Creek LLC and Bear Creek Entertainment LLC dba The	(*,#)	3510 Bear Creek Road, Franklinville, NY 06001	Accommodation	Term Loan	7%	9/29/2039	$489.6	$489.6	462.3	0.14%
Transmission Solutions Group, Inc. and Calhoun Satellite Communicatio	(*,#)	1007 &1009 Old Route 119, Hunker, PA 06514	Telecommunications	Term Loan	7%	12/2/2041	$64.7	$64.7	—	0.00%
TX Superior Communications, LLC	(*,#,^)	6223 Krempen Ave, San Antonio, TX 18240	Specialty Trade Contractors	Term Loan	8%	3/19/2028	$85.5	$85.5	21.4	0.01%
United States Plastic Equipment LLC	(*,#,^)	4447 OH-303, Mantua, OH 60406	Merchant Wholesalers, Durable Goods	Term Loan	8.25%	12/13/2028	$137.1	$137.1	4.8	0.00%
Victorian Restaurant and Tavern, LLC	(*,#,^)	226 Maple Ave, Cheshire, CT 60465	Food Services and Drinking Places	Term Loan	8.25%	2/22/2042	$104.4	$104.4	28.6	0.01%
Webb Eye Associates, PA	(*,#,^)	1720 S W W White Road, San Antonio, TX 18040	Ambulatory Health Care Services	Term Loan	7.25%	7/19/2027	$71.2	$71.2	33.2	0.01%
White Hawk Inc.	(*,#,^)	2101 Dr. Martin Luther King Jr. Blvd, Stockton, CA 27106	Truck Transportation	Term Loan	8.25%	12/15/2026	$917.5	$917.5	81.5	0.03%
Wilban LLC	(*,#,^)	454 US Hwy 22, Whitehouse Station, NJ 91605	Food Services and Drinking Places	Term Loan	7.5%	3/11/2026	$93.2	$93.2	90.6	0.03%
Wilban LLC	(*,#)	454 US Hwy 22, Whitehouse Station, NJ 33122	Food Services and Drinking Places	Term Loan	7.25%	3/28/2039	$238.6	$238.6	101.7	0.03%
Zeeba Company, Inc dba Zeeba Rent-A-Van & 5 Star Rent- A-Van	(*,#,^)	3200 Wilshire Blvd Ste 1000, Los Angeles, CA 23236	Transit and Ground Passenger Transportation	Term Loan	7.75%	9/27/2028	$640.2	$640.2	460.4	0.14%
Zahmel Restaurant Suppliers Corp dba Cash & Carry;Zahners Hardware;Zan	(*,#,^)	33-51 11th St., Astoria, NY 70710	Merchant Wholesalers, Nondurable Goods	Term Loan	8.25%	4/28/2027	$75.8	$75.8	63.2	0.02%
Total Unguaranteed Non-Accrual SBA Investments							$55,192.2	$55,358.0	$27,159.0	8.37%

Total Unguaranteed SBA Investments							$411,611.0	$411,776.8	$393,290.3	121.24%

SBA Guaranteed Accrual Investments (4a)
Matrix Z LLC	800 SW 21st Terrace, Ft Lauderdale, FL 46013	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	11.4	11.4	12.6	—%
Rello Inc.	8063 Jericho Turnpike, Woodbury, NY 21601	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	5.5	5.5	6.1	—%
2Choice2Friends LLC	901 W Braker Lane, Austin, TX 14424	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	11.5	11.5	12.8	—%
Disability Resolution	1619 Malon Bay Dr, Orlando, FL 95122	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	4/30/2029	2.7	2.7	3.0	—%
NYM Solutions Inc.	1250 NW 7th St. Ste 201, Miami, FL 92345	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	11.6	11.6	12.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
Crystal Cleaning Service	26 Cooper Rd, Byhalia, MS 75791	Administrative and Support Services	Term Loan	Prime plus 6.5%	5/9/2029	9.2	9.2	10.2	—%
Clowers Trucking by Faith LLC	705 E Brookwood PL, Valdosta, GA 85365	Truck Transportation	Term Loan	Prime plus 6.5%	5/23/2029	11.4	11.4	12.6	—%
MCM Design LLC	5926 Vinings Vintage Way, Mableton, GA 06340	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	9.2	9.2	10.2	—%
Still Photography	195 Terrace Place, Apt. 2, Brooklyn, NY 07004	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	11.6	11.6	12.9	—%
Archer Cleaners Inc.	1514 W. 33rd St., Chicago, IL 53217	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	11.6	11.6	12.9	—%
Law Office of Paula Padilla PLLC	2211 E Highland Ave Ste 130, Phoenix, AZ 44460	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/13/2029	4.6	4.6	5.2	—%
Bonadi Inc.	9858 W Sample Rd, Coral Springs, FL 90805	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/17/2029	11.6	11.6	12.9	—%
AA Horseplay, LLC	34565 Ranch Dr, Brownsville, OR 20653	Animal Production and Aquaculture	Term Loan	Prime plus 6.5%	6/20/2029	11.6	11.6	12.9	—%
Campuscuts LLC	930 Robtrice Ct, Edmond, OK 66215	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	7.0	7.0	7.7	—%
Port Diesel LLC	3212 Alex Trask Dr, Castle Hayne, NC 95354	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	11.6	11.6	12.9	—%
Menshka Inc.	88 High St., Mountclair, NJ 28786	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	7/10/2029	11.7	11.7	13.0	—%
The Bean Coffee Company, LLC	112 South Main St., Spring Hill, KS 46805	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	7/17/2029	11.7	11.7	13.0	—%
Lawrence Adeyemo & Co LLC	209-34 112 Ave, Queens Village, NY 02451	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	7/19/2029	9.3	9.3	10.4	—%
Gradstreet LLC	2437 Corinth Ave Apt 130, Los Angeles, CA 48187	Nonstore Retailers	Term Loan	Prime plus 6.5%	7/30/2029	11.7	11.7	13.0	—%
A&S Services LLC	3888 Lightner Road, Vandalia, OH 21804	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	8/7/2029	11.7	11.7	13.0	—%
Crystal Clear Accounting	34099 Tuscan Creek Way, Temecula, CA 77092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/26/2029	3.0	3.0	3.3	—%
Doghouse Sport Fishing Charters Inc.	83413 Overseas Hwy, Islamorada, FL 49548	Scenic and Sightseeing Transportation	Term Loan	Prime plus 6.5%	8/30/2029	11.7	11.7	13.0	—%
No Push Back LLC	2223 Dungan Ave, Bensalem, PA 06498	Personal and Laundry Services	Term Loan	Prime plus 6.5%	8/30/2029	11.4	11.4	12.6	—%
Softcare247 LLC	4191 Naco Perrin Blvd, San Antonio, TX 55449	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/11/2029	11.8	11.8	13.1	—%
Host Marketing LLC	206 Bell Lane, Ste B, West Monroe, LA 95121	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/18/2029	11.8	11.8	13.1	—%
Standard Real Estate Services LLC	500 West Silver Spring Dr, Ste K 200,, Glendale, WI 97210	Real Estate	Term Loan	Prime plus 6.5%	9/19/2029	11.8	11.8	13.1	—%
Bargain Store	107 Tabernacle Church Road, Candor, NC 33431	General Merchandise Stores	Term Loan	Prime plus 6.5%	10/11/2029	11.9	11.9	13.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
Powerlift Dumbwaiters Inc.	2444 Georgia Slide Road, Georgetown, CA 33467	Machinery Manufacturing	Term Loan	Prime plus 6.5%	10/16/2029	11.7	11.7	13.0	—%
Pine Mountain Residential LLC	10240 Cosmopolitan Circle, Parker, CO 33467	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	10/16/2029	11.9	11.9	13.2	—%
James Clark and Company Inc.	8885 Haven Ave, Ste 120, Rancho Cucamonga, CA 53092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	10/22/2029	11.9	11.9	13.2	—%
Deer Valley Sport Shop LLC	507 Bamboo Road, Boone, NC 32940	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 6.5%	11/7/2029	12.0	12.0	13.4	—%
Sean McNamara	5639 Wood Lane, Allentown, PA 89502	Nonstore Retailers	Term Loan	Prime plus 6.5%	11/14/2029	11.9	11.9	13.3	—%
Bucklin Sumner & Associates	650 NE Holladay St. Ste 1600, Portland, OR 77008	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 6.5%	11/14/2029	11.9	11.9	13.3	—%
The Pinnacle Group	105 Springside Dr, Akron, OH 12937	Social Assistance	Term Loan	Prime plus 6.5%	11/14/2029	11.9	11.9	13.3	—%
Pen’s Electric Company, Inc	504 Fairfax Ave, Nashville, TN 34655	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	11/21/2029	11.9	11.9	13.3	—%
Standard Capital Corp.	2377 Wessington Dr, Virginia Beach, VA 28716	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	12/5/2029	12.0	12.0	13.4	—%
Scott’s Hardware Inc	200 Tuckerton Road, Medford, NJ 63141	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 6.5%	12/6/2029	12.0	12.0	13.4	—%
HADD Corp	364 Rugby Road, Cedarhurst, NY 18106	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/17/2029	12.0	12.0	13.4	—%
La Tradicion Cubana Inc.	1336 SW 8th St., Miami, FL 94041	Miscellaneous Store Retailers	Term Loan	Prime plus 6.5%	12/20/2029	12.0	12.0	13.4	—%
This is a Fly Closet LLC	12408 Kingsview St., Bowie, MD 13152	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 6.5%	1/30/2030	12.0	12.0	13.4	—%
2 N 1 Home and Lawn LLC	1300 Ridenour Blvd, Kennesaw, GA 66203	Administrative and Support Services	Term Loan	Prime plus 6.5%	2/3/2030	12.1	12.1	13.5	—%
All Modes Transportation and Logistics	4313 Collingtree Dr, Rockledge, FL 33432	Support Activities for Transportation	Term Loan	Prime plus 6.5%	2/14/2030	12.1	12.1	13.5	—%
Moon Group, Inc.	145 Moon Rd, Chesapeake City, MD 85260	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	3,433.1	3,433.1	3,750.6	1.16%
Beau & HB Inc. dba Beau’s Billard, Bowling & Arcade	100 Village Road, Port Lavaca, TX 91301	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	113.8	113.8	125.6	0.04%
Hackstaff Restaurants	248 W 1st. St. Ste 201, Reno, NV 89113	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	425.9	425.9	470.1	0.14%
National Stone Management	804-810 W Shady Grove Road, Grand Prairie, TX 99587	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/31/2044	905.9	905.9	1,019.1	0.31%
LuluBelle's Mountain Banana Bread LLC	1063 Carousel Rd, Lake Arrowhead, CA 33606	Food Manufacturing	Term Loan	Prime plus 2.75%	9/21/2045	649.3	649.3	743.5	0.23%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
AJN Innocations LLC	6704 Main St., Miami Lakes, FL 30401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/15/2030	288.4	288.4	320.5	0.10%
The Cow Harbor Beer Company	19 Scudder Ave, Northport, NY 79424	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	10/1/2030	810.3	810.3	900.5	0.28%
NJ Floats	327 Route 202/206, Bedminster Township, NJ 91730	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	12/12/2045	306.4	306.4	352.0	0.11%
Kuros LLC dba Alexander Lake Lodge	21221 Baron Lake Dr, Cedaredge, CO 60473	Accommodation	Term Loan	Prime plus 2.75%	11/19/2045	131.5	131.5	151.1	0.05%
Emmalina LLC	3602 Rock Bay Dr, Louisville, KY 35406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/21/2030	36.2	36.2	40.2	0.01%
Sherwood Sporthorses Inc.	20502 Forestview, Magnolia, TX 10001	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2046	413.4	413.4	474.9	0.15%
Chet Lemon Enterprises	1544 Lane Park Cut off, Tavares, FL 33073	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/3/2031	503.2	503.2	559.8	0.17%
Jones Roger Shermann Inn Inc.	195 Oenoke Ridge, New Canaan, CT 44114	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/4/2030	86.3	86.3	96.0	0.03%
Native Fields Landscaping LLC	73 Taylor Road, Wharton, NJ 07960	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/13/2045	1,436.8	1,436.8	1,650.3	0.51%
American Pharmaceutical Innovation Company, LLC	1425 Centre Circle, Downers Grove, IL 30349	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	46.9	46.9	46.9	0.01%
Edel Family Management Corp	2207 Coney Island Ave, Brooklyn, NY 12589	PPP	Term Loan	1.0%	4/30/2022	39.2	39.2	39.2	0.01%
The Rabbi Grafman Endowment Fund for Temple Emanu-El	2100 Highland Ave South, Birmingham, AL 80909	PPP	Term Loan	1.0%	4/30/2022	3.0	3.0	3.0	—%
Surf Cup Sports	2037 Park Dale Ln, Encinitas, CA 91605	PPP	Term Loan	1.0%	4/30/2022	19.0	19.0	19.0	0.01%
AM House	22322 Burton St, Canoga Park, CA 38103	PPP	Term Loan	1.0%	4/30/2022	7.7	7.7	7.7	—%
Eat Here LLC	500 S Main St, Las Vegas, NV 31210	PPP	Term Loan	1.0%	4/30/2022	4.8	4.8	4.8	—%
Masood A. Rizvi, MD.	900 Pompton Ave, Ste B-1, Cedar Grove, NJ 92101	PPP	Term Loan	1.0%	4/30/2022	3.8	3.8	3.8	—%
Casetabs	3333 Michelson Dr, Ste 240, Irvine, CA 60091	PPP	Term Loan	1.0%	4/30/2022	38.5	38.5	38.5	0.01%
James D. Paliwoda, A Law Corporation	1000 Lakes Dr, Ste 230, West Covina, CA 92014	PPP	Term Loan	1.0%	4/30/2022	12.3	12.3	12.3	—%
Medical Review Service	13400 Marsh Landing, West Palm Beach, FL 80104	PPP	Term Loan	1.0%	4/30/2022	31.3	31.3	31.3	0.01%
North Carolina Custom Modulars, LLC	1936 US-64, Murphy, NC 20001	PPP	Term Loan	1.0%	4/30/2022	7.8	7.8	7.8	—%
Thrive TC LLC	4888 Town Center Pkwy, Ste 106, Jacksonville, FL 18966	PPP	Term Loan	1.0%	5/4/2022	5.5	5.5	5.5	—%
Kenco Inc	774 Mays Blvd, Ste 10-574, Incline Village, NV 20005	PPP	Term Loan	1.0%	5/4/2022	2.4	2.4	2.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
Glynwood Center, Inc.	362 Glynwood Rd, Cold Spring, NY 63026	PPP	Term Loan	1.0%	5/4/2022	30.3	30.3	30.3	0.01%
San Basilio, LLC	12305 SW 38th St., Ocala, FL 10018	PPP	Term Loan	1.0%	5/4/2022	2.5	2.5	2.5	—%
Stephen Binder DDS	3900 W Fullerton Ave, Chicago, IL 80439	PPP	Term Loan	1.0%	5/4/2022	3.0	3.0	3.0	—%
Mto Summerlin	10970 Rosemary Park Dr, Ste #100, Las Vegas, NV 11933	PPP	Term Loan	1.0%	5/4/2022	4.8	4.8	4.8	—%
Asthma & Allergy Medical Care, P.C.	68 Nassau Rd, Huntington, NY 11213	PPP	Term Loan	1.0%	5/4/2022	16.1	16.1	16.1	—%
SK8CLICK INC	17062 Westport Dr, Huntington Beach, CA 98109	PPP	Term Loan	1.0%	5/4/2022	1.9	1.9	1.9	—%
Provino's South, Inc.	14485 Hopewell Rd, Alpharetta, GA 34471	PPP	Term Loan	1.0%	5/5/2022	18.2	18.2	18.2	0.01%
Kore Surgical Inc	26636 Fond Du Lac Rd, Rancho Palos Verdes, CA 10036	PPP	Term Loan	1.0%	5/5/2022	8.0	8.0	8.0	—%
Buddy's Towing	830 Birch St, Daytona Beach, FL 11501	PPP	Term Loan	1.0%	5/5/2022	4.0	4.0	4.0	—%
EON.AI LLC	3401 North Miami Ave, Ste 211, Miami, FL 80202	PPP	Term Loan	1.0%	5/5/2022	2.5	2.5	2.5	—%
Superior Property Solutions	7009 E Country Highlands Dr, Floral City, FL 92626	PPP	Term Loan	1.0%	5/5/2022	2.5	2.5	2.5	—%
WHO Insurance Agency Inc	708 6th Ave SE #A, Decatur, AL 94607	PPP	Term Loan	1.0%	5/5/2022	0.9	0.9	0.9	—%
Ventum LLC	2775 South Hwy 40, Ste 4, Heber City, UT 43215	PPP	Term Loan	1.0%	5/5/2022	8.1	8.1	8.1	—%
MacLeod and Company	3161 Michelson Dr, Irvine, CA 33919	PPP	Term Loan	1.0%	5/5/2022	7.5	7.5	7.5	—%
Dance Daly Studio, LLC	24000 Alicia Parkway, #33, Mission Viejo, CA 92120	PPP	Term Loan	1.0%	5/5/2022	5.2	5.2	5.2	—%
Julius Schwarz LLC	50 Pascack Rd, Hillsdale, NJ 63376	PPP	Term Loan	1.0%	5/5/2022	4.0	4.0	4.0	—%
West & East Art Group	9 N Moore St, New York, NY 02347	PPP	Term Loan	1.0%	5/5/2022	3.3	3.3	3.3	—%
Soudan Metals Co	319 W 40th Pl, Chicago, IL 11776	PPP	Term Loan	1.0%	5/5/2022	64.3	64.3	64.3	0.02%
American Showcase Modulars, LLC	6281 US-29, Blairs, VA 63385	PPP	Term Loan	1.0%	5/5/2022	6.7	6.7	6.7	—%
Swirnow Capital Management Corp	500 Harborview Dr, Third Floor, Baltimore, MD 11794	PPP	Term Loan	1.0%	5/5/2022	10.0	10.0	10.0	—%
acaso master fund llc	6710 Benjamin Rd, Ste 100, Tampa, FL 17201	PPP	Term Loan	1.0%	5/6/2022	0.7	0.7	0.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
GMS Racing LLC	1980 Festival Plaza Dr, Ste 770, Las Vegas, NV 80005	PPP	Term Loan	1.0%	5/6/2022	130.0	130.0	130.0	0.04%
D Bober LLC dba the Public Private Network	445 Hamilton Ave, Ste 1102, White Plains, NY 20036	PPP	Term Loan	1.0%	5/6/2022	2.8	2.8	2.8	—%
Ntrepid LLC	12801 Worldgate Dr, Ste 800, Herndon, VA 94612	PPP	Term Loan	1.0%	5/6/2022	714.8	714.8	714.8	0.22%
South Bay Cable	54125 Maranatha Dr, Idyllwild, CA 85034	PPP	Term Loan	1.0%	5/6/2022	80.4	80.4	80.4	0.02%
Basic L Corporation dba Action Industries	1120 Olympic Dr, Corona, CA 11570	PPP	Term Loan	1.0%	5/7/2022	43.1	43.1	43.1	0.01%
Fernway Solutions Inc.	34 Tidal Way, San Mateo, CA 33414	PPP	Term Loan	1.0%	5/7/2022	3.8	3.8	3.8	—%
KJM Medical, LLC	3012 Pinehurst Dr., Montgomery, AL 33014	PPP	Term Loan	1.0%	5/7/2022	1.0	1.0	1.0	—%
Nolan Construction	10 Fairway Dr, Deerfield Beach, FL 48507	PPP	Term Loan	1.0%	5/7/2022	2.1	2.1	2.1	—%
Care Values, Inc.	1905 Woodstock Rd, Ste 1250, Roswell, GA 28801	PPP	Term Loan	1.0%	5/7/2022	14.1	14.1	14.1	—%
Fried Chicken Kitchen LLC	1750 Market St, San Francisco, CA 91303	PPP	Term Loan	1.0%	5/7/2022	42.7	42.7	42.7	0.01%
Playback, Inc.	17 Ridge Ave, Natick, MA 78154	PPP	Term Loan	1.0%	5/7/2022	4.7	4.7	4.7	—%
Conglomerated Hosts, LTD	14485 Hopewell Rd, Alpharetta, GA 11780	PPP	Term Loan	1.0%	5/8/2022	12.7	12.7	12.7	—%
David A Beach, DMD, MS, PA	27605 Cashford Circle, Ste 101, Wesley Chapel, FL 80910	PPP	Term Loan	1.0%	5/8/2022	6.6	6.6	6.6	—%
Fleming Island Dental Care	1590 Island Ln, Ste 12, Fleming Island, FL 12207	PPP	Term Loan	1.0%	5/8/2022	6.9	6.9	6.9	—%
Dominion Glass & Mirror Inc.	14707-B Willard Road, Chantilly, VA 85282	PPP	Term Loan	1.0%	5/8/2022	20.4	20.4	20.4	0.01%
Allergy & Asthma Associates of Murray Hill, P.C.	35 E 35th St, Ste 202, New York, NY 14623	PPP	Term Loan	1.0%	5/8/2022	17.1	17.1	17.1	0.01%
Jeff O. Gonzalez, M.D., P.A.	2140 W 68th St, Ste 300, Hialeah, FL 94510	PPP	Term Loan	1.0%	5/11/2022	2.1	2.1	2.1	—%
J.P. Makhlouf, M.D., F.A.A.P., & Tiziana Anello, M.D., F.A.A.P., P.A. d/b/a Roseland Pediatrics	556 Eagle Rock Ave, Ste 106, Roseland, NJ 11050	PPP	Term Loan	1.0%	5/11/2022	12.8	12.8	12.8	—%
Sweet Dreams	480 Mondi Dr, Woodstock, GA 78028	PPP	Term Loan	1.0%	5/11/2022	5.0	5.0	5.0	—%
Legg's Welding Inc.	5871 Clay Hwy, Bickmore, WV 33312	PPP	Term Loan	1.0%	5/11/2022	9.5	9.5	9.5	—%
Drobu Media	1010 Brickell Ave Unit 4105, Miami, FL 78676	PPP	Term Loan	1.0%	5/11/2022	2.1	2.1	2.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
Urban Clarity	13 S Elliott Pl, Brooklyn, NY 11730	PPP	Term Loan	1.0%	5/11/2022	2.1	2.1	2.1	—%
Scott Zucker P.A.	633 S Andrews Ave, #203, Fort Lauderdale, FL 78070	PPP	Term Loan	1.0%	5/11/2022	1.0	1.0	1.0	—%
Landmark IV Realty Inc.	3990 Sheridan St, Ste 105, Hollywood, FL 88008	PPP	Term Loan	1.0%	5/11/2022	0.9	0.9	0.9	—%
Leader, Leader & Zucker, PLLC	633 S Andrews Ave, #201, Fort Lauderdale, FL 78213	PPP	Term Loan	1.0%	5/11/2022	5.0	5.0	5.0	—%
Therapeutic Equestrian Center Inc	115 Stonecrop Lane, Cold Spring, NY 76179	PPP	Term Loan	1.0%	5/11/2022	6.5	6.5	6.5	—%
Rodney and Bernstein P.A.	1925 Brickell Ave, Ste D-207, Miami, FL 92882	PPP	Term Loan	1.0%	5/11/2022	17.1	17.1	17.1	0.01%
Tyler Pidgeon Sole Proprietor	10200 Sporting Club Dr, Raleigh, NC 80903	PPP	Term Loan	1.0%	5/11/2022	0.9	0.9	0.9	—%
Altea Group LLC	4510 Cheltenham Dr, Bethesda, MD 32801	PPP	Term Loan	1.0%	5/12/2022	1.2	1.2	1.2	—%
Temple Emanu-El	2100 Highland Ave, Birmingham, AL 80903	PPP	Term Loan	1.0%	5/12/2022	28.0	28.0	28.0	0.01%
American Automotive Aftermarket Inc.	50 Dunham Rd, Billerica, MA 78701	PPP	Term Loan	1.0%	5/12/2022	22.0	22.0	22.0	0.01%
Stanton Schwartz Design Group LLC	346 Congress St, #201, Boston, MA 86336	PPP	Term Loan	1.0%	5/12/2022	0.6	0.6	0.6	—%
Ernst Architect, PLLC	177 W Broadway, 3rd Floor, New York, NY 80814	PPP	Term Loan	1.0%	5/12/2022	17.6	17.6	17.6	0.01%
Dental Designs of Fort Myers, LLC	3220 Forum Blvd, #104, Fort Myers, FL 11225	PPP	Term Loan	1.0%	5/12/2022	34.8	34.8	34.8	0.01%
RX Psychological Services, LLC	5300 McNutt Road, Ste 12, Santa Teresa, NM 10035	PPP	Term Loan	1.0%	5/12/2022	2.1	2.1	2.1	—%
KKAP El Sereno Laundry, LLC	4899 Huntington Dr North, Los Angeles, CA 80112	PPP	Term Loan	1.0%	5/12/2022	1.8	1.8	1.8	—%
KTF Consulting	2471 N Geneva Terrace, Chicago, IL 10016	PPP	Term Loan	1.0%	5/12/2022	3.3	3.3	3.3	—%
HL Group Inc.	16690 Swingley Ridge Road, Ste 100, Chesterfield, MO 78233	PPP	Term Loan	1.0%	5/13/2022	16.0	16.0	16.0	—%
Child Welfare League of America Inc.	727 15th St NW, Ste 1200, Washington, DC 77082	PPP	Term Loan	1.0%	5/13/2022	20.0	20.0	20.0	0.01%
Gray Global Advisors, LLC	300 New Jersey Ave NW, 9th Floor, Washington, DC 90067	PPP	Term Loan	1.0%	5/13/2022	8.1	8.1	8.1	—%
OrtenB Software	519 Lori Dr, Benicia, CA 80003	PPP	Term Loan	1.0%	5/13/2022	0.8	0.8	0.8	—%
Z Valet, Inc.	4221 Wilshire blvd, Ste 170-11, Los Angeles, CA 77007	PPP	Term Loan	1.0%	5/13/2022	33.9	33.9	33.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
Quality Pool Management	161 Rombout Rd, Poughkeepsie, NY 11788	PPP	Term Loan	1.0%	5/13/2022	6.4	6.4	6.4	—%
Weisner Steel Products	77 Moraga Way, Ste F, Orinda, CA 10021	PPP	Term Loan	1.0%	5/13/2022	24.2	24.2	24.2	0.01%
Myrna Casta	1801 Century Park E, Ste 1100, Los Angeles, CA 10034	PPP	Term Loan	1.0%	5/13/2022	1.8	1.8	1.8	—%
Fairview Ford Sales, Inc.	292 N G St, San Bernardino, CA 11554	PPP	Term Loan	1.0%	5/13/2022	143.9	143.9	143.9	0.04%
Deep Ellum Art Co.	3200 Commerce St, Dallas, TX 90255	PPP	Term Loan	1.0%	5/14/2022	8.0	8.0	8.0	—%
Stress Analysis Services, Inc.	3920 Ira Rd, Akron, OH 11201	PPP	Term Loan	1.0%	5/14/2022	19.0	19.0	19.0	0.01%
Sun Cloud Holdings LLC	65 Hemlock Ln, Highland Park, IL 32563	PPP	Term Loan	1.0%	5/14/2022	0.8	0.8	0.8	—%
Retrotope, Inc.	4300 El Camino Real, Ste 201, Los Altos, CA 78634	PPP	Term Loan	1.0%	5/14/2022	28.3	28.3	28.3	0.01%
Mastermind Alliance Wealth Solutions Inc.	5271 Arnica Way, Santa Rosa, CA 32814	PPP	Term Loan	1.0%	5/14/2022	2.0	2.0	2.0	—%
Ashford AFH	15527 Burke Ave N, Shoreline, WA 07305	PPP	Term Loan	1.0%	5/14/2022	17.3	17.3	17.3	0.01%
Meredith Ward Fine Art, Inc.	44 East 74th St., Ste G, New York, NY 27604	PPP	Term Loan	1.0%	5/14/2022	3.2	3.2	3.2	—%
Tuckahoe Animal Hospital PLLC	20 Depot Square, Tuckahoe, NY 86303	PPP	Term Loan	1.0%	5/14/2022	14.0	14.0	14.0	—%
Melbourne United Laser Vision	1478 Highland Ave, Ste A, Melbourne, FL 10028	PPP	Term Loan	1.0%	5/14/2022	7.6	7.6	7.6	—%
Martin Medical Group	4422 N 75th St, Unit 4012, Scottsdale, AZ 78413	PPP	Term Loan	1.0%	5/14/2022	1.7	1.7	1.7	—%
Dalva Bros Inc.	53 E 77th St, New York, NY 55356	PPP	Term Loan	1.0%	5/14/2022	8.5	8.5	8.5	—%
D. R. Horne & Company	117 Mercer St., Princeton, NJ 94612	PPP	Term Loan	1.0%	5/14/2022	4.1	4.1	4.1	—%
Uniglobal Pension Planning, Inc.	4114 Legato Road, Ste 300, Fairfax, VA 78660	PPP	Term Loan	1.0%	5/15/2022	14.4	14.4	14.4	—%
Dominic Orfitelli, LLC	7101 Elizabeth Dr, McLean, VA 78155	PPP	Term Loan	1.0%	5/15/2022	3.1	3.1	3.1	—%
James Hundshamer CPA	223 S Glendora Ave, Glendora, CA 33021	PPP	Term Loan	1.0%	5/15/2022	7.0	7.0	7.0	—%
Grossman LLP	745 5th Ave, Ste 500, New York, NY 80235	PPP	Term Loan	1.0%	5/15/2022	7.1	7.1	7.1	—%
Temecula Hot Yoga, LLC DBA Hot Yoga Healthy You	31773 Temecula Pkwy, Temecula, CA 34202	PPP	Term Loan	1.0%	5/15/2022	1.7	1.7	1.7	—%
Alpine Metal Products, Inc.	2000 St John St, Easton, PA 10567	PPP	Term Loan	1.0%	5/15/2022	25.0	25.0	25.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
Ranco Construction LLC	2 Coleman Ct, Southampton, NJ 63640	PPP	Term Loan	1.0%	5/15/2022	52.9	52.9	52.9	0.02%
Rumi K. Lakha D.O., Inc.	7136 Pacific Blvd, Ste 225, Huntington Park, CA 15206	PPP	Term Loan	1.0%	5/15/2022	21.7	21.7	21.7	0.01%
Chatham Pathology and Associates	5353 Reynolds St, Savannah, GA 95648	PPP	Term Loan	1.0%	5/15/2022	16.8	16.8	16.8	0.01%
Kevin C. McWilliams	225 W 35th St 14th Floor, New York, NY 22033	PPP	Term Loan	1.0%	5/15/2022	3.0	3.0	3.0	—%
Timothy G Greco, MD A Prof Corp	1260 Crestview Dr, Fullerton, CA 10075	PPP	Term Loan	1.0%	5/15/2022	3.4	3.4	3.4	—%
F T Brooks Inc.	1206 Powhatan St., Alexandria, VA 77056	PPP	Term Loan	1.0%	5/15/2022	2.1	2.1	2.1	—%
3 Options Consulting	2215 Palmer Pl, Tustin, CA 11215	PPP	Term Loan	1.0%	5/15/2022	4.9	4.9	4.9	—%
Marti E. Peck PhD	3990 Old Town Ave, Ste B100, San Diego, CA 33308	PPP	Term Loan	1.0%	5/15/2022	2.3	2.3	2.3	—%
Brookhollow Management Company	151 Kalmus Dr, F-1, Costa Mesa, CA 10011	PPP	Term Loan	1.0%	5/15/2022	30.6	30.6	30.6	0.01%
Mayer Fayes	18800 NE 29th Ave., Apt 114, Aventura, FL 94583	PPP	Term Loan	1.0%	5/15/2022	0.6	0.6	0.6	—%
Richard C. Watts, Inc.	1602 E 4th St, Santa Ana, CA 78266	PPP	Term Loan	1.0%	5/18/2022	6.1	6.1	6.1	—%
Paradise Shutters Inc	4353 Canton CT, Gulf Breeze, FL 80202	PPP	Term Loan	1.0%	5/18/2022	2.4	2.4	2.4	—%
M&A Services	320 East 53rd St., New York, NY 07083	PPP	Term Loan	1.0%	5/18/2022	12.6	12.6	12.6	—%
BEACHES JET SET PETS INC	949 12th Ave South, Jacksonville Beach, FL 10019	PPP	Term Loan	1.0%	5/18/2022	9.5	9.5	9.5	—%
Hotel Cheval, LLC	1021 Pine St, Paso Robles, CA 92071	PPP	Term Loan	1.0%	5/18/2022	17.5	17.5	17.5	0.01%
Kohcoon LLC	4060 Woodridge Rd, Miami, FL 78209	PPP	Term Loan	1.0%	5/18/2022	2.9	2.9	2.9	—%
Leader & Leader P.A.	633 S Andrews Ave, #201, Fort Lauderdale, FL 20814	PPP	Term Loan	1.0%	5/18/2022	2.3	2.3	2.3	—%
Michael J Scherb DMD PA	2143 South Us Hwy 1, Jupiter, FL 78660	PPP	Term Loan	1.0%	5/18/2022	14.2	14.2	14.2	—%
McGee Media LLC	156 Katonah Ave., Ste #202, Katonah, NY 80111	PPP	Term Loan	1.0%	5/18/2022	106.0	106.0	106.0	0.03%
te Neues Publishing Company LP	350 7th Ave, Ste 301, New York, NY 10010	PPP	Term Loan	1.0%	5/18/2022	12.1	12.1	12.1	—%
South City Construction	1111 Rancho Conejo Blvd, #205, Newbury Park, CA 91502	PPP	Term Loan	1.0%	5/18/2022	24.0	24.0	24.0	0.01%
Elixir Corporation	305 Shawnee North Dr, Ste 250, Suwanee, GA 43215	PPP	Term Loan	1.0%	5/18/2022	11.3	11.3	11.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
Olivenhain Capital Partners	3521 Fortuna Ranch Road, Encinitas, CA 10167	PPP	Term Loan	1.0%	5/18/2022	5.4	5.4	5.4	—%
Roselle-Stacy, Inc.	204 Sinclair Pl, Westfield, NJ 33326	PPP	Term Loan	1.0%	5/18/2022	1.3	1.3	1.3	—%
Lisa Stransky Real Estate LLC	10000 Falls Rd, Ste 300, Potomac, MD 33990	PPP	Term Loan	1.0%	5/18/2022	4.7	4.7	4.7	—%
JLR Realty Inc	119 Circle Dr, Manhasset, NY 30339	PPP	Term Loan	1.0%	5/18/2022	3.1	3.1	3.1	—%
Aldene Industrial Park	204 Sinclair Pl, Westfield, NJ 80918	PPP	Term Loan	1.0%	5/18/2022	2.2	2.2	2.2	—%
Doctors Despensary, LLC	6351 Vireo Ct, Lake Worth, FL 63108	PPP	Term Loan	1.0%	5/18/2022	1.6	1.6	1.6	—%
Yu-Song Yen DDS	5222 Balboa Ave, Ste 71, San Diego, CA 75074	PPP	Term Loan	1.0%	5/18/2022	3.3	3.3	3.3	—%
Wheelhouse Life Science Advisors	927 Regalo Way, San Ramon, CA 63144	PPP	Term Loan	1.0%	5/18/2022	11.6	11.6	11.6	—%
Keldon Paper Company	5960 Boxford Ave, Commerce, CA 91320	PPP	Term Loan	1.0%	5/19/2022	11.9	11.9	11.9	—%
Mark E Goldberg, esq.	130 North Main St., Port Chester, NY 10011	PPP	Term Loan	1.0%	5/19/2022	2.1	2.1	2.1	—%
John Woody Inc.	754 Harrison St, Jacksonville, FL 06484	PPP	Term Loan	1.0%	5/19/2022	27.6	27.6	27.6	0.01%
Chophouse 13	11362 San Jose Blvd, Ste 1, Jacksonville, FL 80922	PPP	Term Loan	1.0%	5/19/2022	20.4	20.4	20.4	0.01%
Shorstein & Shorstein PA	8265 Bayberry Rd, Jacksonville, FL 89519	PPP	Term Loan	1.0%	5/19/2022	42.3	42.3	42.3	0.01%
Doctors Medical Center of Walton County, PA	21 W Main Ave, Defuniak Springs, FL 78216	PPP	Term Loan	1.0%	5/19/2022	21.9	21.9	21.9	0.01%
Stephen Wang & Associates	950 3rd Ave, New York, NY 30281	PPP	Term Loan	1.0%	5/19/2022	12.5	12.5	12.5	—%
Mecca Resources Inc	3033 Riviera Dr, Ste 101, Naples, FL 80218	PPP	Term Loan	1.0%	5/19/2022	6.3	6.3	6.3	—%
Susan Surell	26 Diamond Crest Ct, Baltimore, MD 48304	PPP	Term Loan	1.0%	5/19/2022	1.0	1.0	1.0	—%
SHAWN KASSMAN ESQ., P.C.	110 Carleton Ave, Central Islip, NY 79907	PPP	Term Loan	1.0%	5/19/2022	1.8	1.8	1.8	—%
Sybil Hill	1479 Mossy Branch Way, Mt Pleasant, SC 33432	PPP	Term Loan	1.0%	5/19/2022	0.8	0.8	0.8	—%
Felica Zwebner Design LLC	115 W 29th St, New York, NY 95521	PPP	Term Loan	1.0%	5/19/2022	0.8	0.8	0.8	—%
Robert Giarrusso	9 Sabine Lane, Hardyston, NJ 95682	PPP	Term Loan	1.0%	5/19/2022	0.6	0.6	0.6	—%
Susan Iannelli	26 Court St, Ste 1805, Brooklyn, NY 32707	PPP	Term Loan	1.0%	5/19/2022	1.0	1.0	1.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
Sharrets, Paley, Carter & Blauvelt, PC	75 Broad St, New York, NY 33912	PPP	Term Loan	1.0%	5/19/2022	13.8	13.8	13.8	—%
CCG Advisors	817 W Peachtree St., Ste 205, Atlanta, GA 20003	PPP	Term Loan	1.0%	5/19/2022	21.5	21.5	21.5	0.01%
The Croft Offshore, LLC	1030 Bayside Ln, Weston, FL 80109	PPP	Term Loan	1.0%	5/19/2022	1.3	1.3	1.3	—%
ABRAHAM J DANIEL	18851 NE 29th Ave, #700, Aventura, FL 20003	PPP	Term Loan	1.0%	5/19/2022	2.1	2.1	2.1	—%
Sodales Partners LLC	11 Random Farms Circle, Chappaqua, NY 11949	PPP	Term Loan	1.0%	5/19/2022	1.5	1.5	1.5	—%
Mark Allen & Company, LLC	450 W 17th St, Unit 738, New York, NY 07960	PPP	Term Loan	1.0%	5/19/2022	2.2	2.2	2.2	—%
Susan Giarrusso	9 Sabine Ln, Franklin, NJ 92673	PPP	Term Loan	1.0%	5/19/2022	0.3	0.3	0.3	—%
SA Legends Lacrosse LLC	1011 Rancho Conejo Blvd, Newbury Park, CA 80207	PPP	Term Loan	1.0%	5/19/2022	10.1	10.1	10.1	—%
Laura Billon	1286 El Mercado Way,, Unit C, Oceanside, CA 11561	PPP	Term Loan	1.0%	5/19/2022	0.1	0.1	0.1	—%
Serge Loobkoff	215 S Santa Fe Ave, Ste 15, Los Angeles, CA 10019	PPP	Term Loan	1.0%	5/19/2022	0.2	0.2	0.2	—%
Florida Premier Cardiology LLC	11195 Jog Rd, Ste 6, Boynton Beach, FL 78130	PPP	Term Loan	1.0%	5/19/2022	8.0	8.0	8.0	—%
Specialty Coverage Insurance Agency (SPCIA)	1 Water St, 2nd Floor, Mystic, CT 10001	PPP	Term Loan	1.0%	5/20/2022	3.2	3.2	3.2	—%
Gregory A. Ebenfeld PA	11011 Sheridan St, Ste 113, Hollywood, FL 44131	PPP	Term Loan	1.0%	5/20/2022	2.2	2.2	2.2	—%
Caveonix	7777 Leesburg Pike, Ste 303 South, Falls Church, VA 06484	PPP	Term Loan	1.0%	5/20/2022	31.0	31.0	31.0	0.01%
Seamus Henchy and Associates	145 Hudson St, New York, NY 10010	PPP	Term Loan	1.0%	5/20/2022	10.0	10.0	10.0	—%
Drink Here LLC	6410 S DURANGO DR, Ste 100, Las Vegas, NV 18106	PPP	Term Loan	1.0%	5/20/2022	4.6	4.6	4.6	—%
Sunren International, LLC	1141 Orange Ave, Monrovia, CA 78230	PPP	Term Loan	1.0%	5/20/2022	4.2	4.2	4.2	—%
Melanie L Kemmerer, DMD, PLLC	110 SW Suwannee Ave, Branford, FL 91436	PPP	Term Loan	1.0%	5/20/2022	2.9	2.9	2.9	—%
Sierra Music Publications, Inc.	2711 N Idaho Rd, Liberty Lake, WA 07876	PPP	Term Loan	1.0%	5/20/2022	1.6	1.6	1.6	—%
AllianceRad LLC	425 N Ocean Blvd, Unit 4, Boca Raton, FL 91604	PPP	Term Loan	1.0%	5/20/2022	2.1	2.1	2.1	—%
Testicular Cancer Commons	5415 SW 149th Ave, Beaverton, OR 80915	PPP	Term Loan	1.0%	5/20/2022	1.0	1.0	1.0	—%
Krista Saloom	7210 Corporate Ct, Frederick, MD 63376	PPP	Term Loan	1.0%	5/20/2022	1.3	1.3	1.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
GARDEN LTC LLC	10 EVANS Dr, BROOKVILLE, NY 34135	PPP	Term Loan	1.0%	5/20/2022	1.3	1.3	1.3	—%
DIXIE CONTRACT CARPET INC	7523 PHILIPS Hwy, Jacksonville, FL 78109	PPP	Term Loan	1.0%	5/20/2022	42.9	42.9	42.9	0.01%
KKAP Reseda Laundry LLC	18300 Vanowen St, Unit #5, Reseda, CA 80908	PPP	Term Loan	1.0%	5/20/2022	0.4	0.4	0.4	—%
RTP Corp.	2832 Center Port Cir, Pompano Beach, FL 78209	PPP	Term Loan	1.0%	5/20/2022	39.2	39.2	39.2	0.01%
KKAP Van Nuys Laundry, LLC	16105 Victory Blvd, Unit 9I, Van Nuys, CA 80602	PPP	Term Loan	1.0%	5/20/2022	0.8	0.8	0.8	—%
Brandy Cox, Inc	11818 Cupworth Ct, Huntersville, NC 28036	PPP	Term Loan	1.0%	5/20/2022	0.8	0.8	0.8	—%
Steven R Wynn Othidonics	1901 Westcliff Dr, Ste #1, Newport Beach, CA 80918	PPP	Term Loan	1.0%	5/20/2022	2.5	2.5	2.5	—%
Mark E Haddad MD Inc	PO Box 791507, Paia, HI 81008	PPP	Term Loan	1.0%	5/20/2022	1.5	1.5	1.5	—%
The Duncraggen Realty Corp	708 W 192nd St, Ste 1K, New York, NY 92691	PPP	Term Loan	1.0%	5/20/2022	0.8	0.8	0.8	—%
Direct Resources Group	1520 4th Ave, Ste 500, Seattle, WA 48322	PPP	Term Loan	1.0%	5/21/2022	31.3	31.3	31.3	0.01%
Patricia Margolin	551 Spring Valley Rd, Paramus, NJ 32804	PPP	Term Loan	1.0%	5/21/2022	0.9	0.9	0.9	—%
Herion Productions LLC	95 Thomas Rd, Valatie, NY 31406	PPP	Term Loan	1.0%	5/21/2022	1.2	1.2	1.2	—%
Fernando Suarez Physical Therapy, PLLC	72-15 Grand Ave, Maspeth, NY 78745	PPP	Term Loan	1.0%	5/21/2022	3.7	3.7	3.7	—%
Gwendolyn Luce	4065 Laguna Way, Palo Alto, CA 11710	PPP	Term Loan	1.0%	5/21/2022	0.8	0.8	0.8	—%
Hamilton Technology Services	14115 West 59th Place, Arvada, CO 89118	PPP	Term Loan	1.0%	5/21/2022	15.3	15.3	15.3	—%
Routable AI Inc	32 Chester St., Apt 7, Somerville, MA 08043	PPP	Term Loan	1.0%	5/21/2022	3.2	3.2	3.2	—%
Michelle Euler	1709 Forest Bend Lane, Keller, TX 30188	PPP	Term Loan	1.0%	5/21/2022	1.2	1.2	1.2	—%
Lisa R. Drake PC	3325 Piedmont Rd NE, Unit 3002, Atlanta, GA 10010	PPP	Term Loan	1.0%	5/21/2022	2.3	2.3	2.3	—%
KKAP ELA Laundry, LLC	3845 East 3rd St, Los Angeles, CA 20016	PPP	Term Loan	1.0%	5/21/2022	1.8	1.8	1.8	—%
North Carolina Baptist Foundation, Inc.	201 Convention Dr, Cary, NC 08836	PPP	Term Loan	1.0%	5/21/2022	27.6	27.6	27.6	0.01%
Taylor SF Inc	333 Bush St., Ste 3705, San Francisco, CA 33315	PPP	Term Loan	1.0%	5/21/2022	1.3	1.3	1.3	—%
Carrie Risatti	307 Montana Ave, #201, Santa Monica, CA 80016	PPP	Term Loan	1.0%	5/21/2022	1.7	1.7	1.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
Todd Goodman Productions LLC DBA LA Light Photography	1112 Montana Ave, #381, Santa Monica, CA 29579	PPP	Term Loan	1.0%	5/21/2022	1.8	1.8	1.8	—%
INNERCONX	641 Ranch Rd, Weston, FL 94306	PPP	Term Loan	1.0%	5/21/2022	7.7	7.7	7.7	—%
Ultracare of Manhattan Ltd	800 Second Ave, Ste 905, New York, NY 07735	PPP	Term Loan	1.0%	5/21/2022	90.0	90.0	90.0	0.03%
Frank Betz Associates, Inc.	12045 Hwy 92, Woodstock, GA 90027	PPP	Term Loan	1.0%	5/21/2022	20.9	20.9	20.9	0.01%
Lemon Tree Entertainment, LLC	130 E 94th ST, 9D, New York, NY 80016	PPP	Term Loan	1.0%	5/21/2022	1.9	1.9	1.9	—%
Hoops 4 Health	875 Heather Ln, Winnetka, IL 50701	PPP	Term Loan	1.0%	5/21/2022	3.4	3.4	3.4	—%
Psychiatry Associates PC	1736 Oxmoor Rd, Ste 103, Birmingham, AL 33140	PPP	Term Loan	1.0%	5/21/2022	5.0	5.0	5.0	—%
YourHQ	1592 Union St., #505, San Francisco, CA 92191	PPP	Term Loan	1.0%	5/22/2022	1.4	1.4	1.4	—%
EAM Partners L.P.	3131 Maple Ave, Ste 13B, Dallas, TX 78016	PPP	Term Loan	1.0%	5/22/2022	3.2	3.2	3.2	—%
S & L Paper Corporation	3500 Hampton Rd, Oceanside, NY 91011	PPP	Term Loan	1.0%	5/22/2022	12.9	12.9	12.9	—%
Javalin Group LLC	9735 Rod Road, Johns Creek, GA 94578	PPP	Term Loan	1.0%	5/22/2022	1.3	1.3	1.3	—%
A & L Films, Inc.	16105 Meadowcrest Rd, Sherman Oaks, CA 33431	PPP	Term Loan	1.0%	5/22/2022	2.3	2.3	2.3	—%
Inner Pieces	171 Vidal Blvd, Decatur, GA 21202	PPP	Term Loan	1.0%	5/22/2022	0.4	0.4	0.4	—%
Maselan & Jones, P.C.	One International Place, 8th Floor, Boston, MA 94401	PPP	Term Loan	1.0%	5/22/2022	9.4	9.4	9.4	—%
Utility Consulting Group LLC	23679 Calabasas Rd, #263, Calabasas, CA 19003	PPP	Term Loan	1.0%	5/22/2022	53.0	53.0	53.0	0.02%
Platinum Marketing	120 Windermere Dr, Blue Bell, PA 11231	PPP	Term Loan	1.0%	5/22/2022	3.6	3.6	3.6	—%
Fybr LLC	640 Cepi Dr, Ste C, Chesterfield, MO 90012	PPP	Term Loan	1.0%	5/22/2022	27.3	27.3	27.3	0.01%
Schlemmer Farms LLC	6167 State Line Rd., Convoy, oh 94103	PPP	Term Loan	1.0%	5/22/2022	3.0	3.0	3.0	—%
Black Hawk Inc	PO BOX 476, BRISTOL, IN 32789	PPP	Term Loan	1.0%	5/22/2022	14.4	14.4	14.4	—%
Steeplechase Amusement Inc	11540 Clover Ave, Los Angeles, CA 21224	PPP	Term Loan	1.0%	5/22/2022	4.2	4.2	4.2	—%
Four Paws Animal Hospital PC	199 Broadway, Amityville, NY 27511	PPP	Term Loan	1.0%	5/22/2022	4.4	4.4	4.4	—%
L Corp	2190 Talmadge St., Los Angeles, CA 91016	PPP	Term Loan	1.0%	5/22/2022	3.3	3.3	3.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
JK Belz & Associates Inc	10580 N McCarran Blvd, #115-222, Reno, NV 95691	PPP	Term Loan	1.0%	5/22/2022	4.8	4.8	4.8	—%
South Florida Imaging Consultants LLC	10754 Versailles Blvd, Wellington, FL 78641	PPP	Term Loan	1.0%	5/22/2022	4.4	4.4	4.4	—%
Stoker Construction Inc	56471 29 PALMS Hwy, YUCCA VALLEY, CA 30115	PPP	Term Loan	1.0%	5/22/2022	14.5	14.5	14.5	—%
JB Press LLC	82 Flamingo Rd, Roslyn, NY 27517	PPP	Term Loan	1.0%	5/22/2022	1.4	1.4	1.4	—%
BanzaiFly Inc	3861 Reklaw Dr, Studio City, CA 77459	PPP	Term Loan	1.0%	5/22/2022	2.0	2.0	2.0	—%
Anders Environmental LLC	1315 Hartford Dr, Boulder, CO 80918	PPP	Term Loan	1.0%	5/22/2022	4.0	4.0	4.0	—%
P3s Corp	21526 Privada Avila, San Antonio, TX 94530	PPP	Term Loan	1.0%	5/22/2022	60.8	60.8	60.8	0.02%
Youth Tennis San Diego Foundation	4490 W Point Loma Blvd, San Diego, CA 83816	PPP	Term Loan	1.0%	5/22/2022	0.7	0.7	0.7	—%
Jewish Community Foundation of the West	2130 21st St, Sacramento, CA 33021	PPP	Term Loan	1.0%	5/22/2022	1.2	1.2	1.2	—%
Cinema Vehicles	12580 Saticoy St, North Hollywood, CA 30339	PPP	Term Loan	1.0%	5/22/2022	59.0	59.0	59.0	0.02%
Provino's Italian Restaurant, Inc.	14485 Hopewell Rd, Alpharetta, GA 19508	PPP	Term Loan	1.0%	5/26/2022	25.8	25.8	25.8	0.01%
Bethany L. LaFlam	9 Acacia Tree Ln, Irvine, CA 32751	PPP	Term Loan	1.0%	5/26/2022	1.7	1.7	1.7	—%
Easy Content Media LLC	706 Van Nest Dr, Martinsville, NJ 19341	PPP	Term Loan	1.0%	5/26/2022	5.8	5.8	5.8	—%
Bar-Z Anderson LTD Co	1408 Wathen Ave, Austin, TX 11367	PPP	Term Loan	1.0%	5/26/2022	5.0	5.0	5.0	—%
The Desai Foundation	209 Burlington Rd, Ste 217, Bedford, MA 11368	PPP	Term Loan	1.0%	5/26/2022	5.3	5.3	5.3	—%
JM Robson LPCCS	4807 Rockside Rd, Ste 300, Independence, OH 34748	PPP	Term Loan	1.0%	5/26/2022	0.8	0.8	0.8	—%
Improving Communications	105 Haven Ave, Port Washington, NY 93109	PPP	Term Loan	1.0%	5/26/2022	2.1	2.1	2.1	—%
Kenneth R. Hughes	3620 Mt Diablo Blvd, Ste 203, Lafayette, CA 32963	PPP	Term Loan	1.0%	5/26/2022	2.1	2.1	2.1	—%
Drosihn Construction, Inc.	749 Atherton Ave, Novato, CA 32807	PPP	Term Loan	1.0%	5/26/2022	2.6	2.6	2.6	—%
163rd Avenue Investors, LLC	1435 163rd Ave, San Leandro, CA 45439	PPP	Term Loan	1.0%	5/26/2022	2.9	2.9	2.9	—%
2875 Sedgwick Owners Corp	708 W 192nd St, Ste 1K, New York, NY 91303	PPP	Term Loan	1.0%	5/26/2022	1.3	1.3	1.3	—%
KN Artist Management, LLC	3924 Poppyseed Place, Calabasas, CA 80220	PPP	Term Loan	1.0%	5/26/2022	2.1	2.1	2.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
Hunstiger Inc	9120 Rock Pond Way, Colorado Springs, CO 07757	PPP	Term Loan	1.0%	5/26/2022	3.3	3.3	3.3	—%
Larry Lawrence Realty, Inc.	PO Box 2365, Olympic Valley, CA 33308	PPP	Term Loan	1.0%	5/26/2022	4.7	4.7	4.7	—%
Quickway Metal Fabricators	9 Murran Rd, P.O. Box 1378, Monticello, NY 11385	PPP	Term Loan	1.0%	5/26/2022	5.9	5.9	5.9	—%
DANGOLD, INC.	138-43 78th Rd, Flushing, NY 91303	PPP	Term Loan	1.0%	5/26/2022	1.0	1.0	1.0	—%
TK Food Concepts LLC	107 North 3rd St, Ste 3D, Brooklyn, NY 78704	PPP	Term Loan	1.0%	5/26/2022	15.4	15.4	15.4	—%
Jennifer Leigh Cobb	303 Port Royal Way, Pensacola, FL 78130	PPP	Term Loan	1.0%	5/26/2022	0.2	0.2	0.2	—%
44678 Valley Center LLC	1417 Antigua Way, Newport Beach, CA 95070	PPP	Term Loan	1.0%	5/26/2022	3.0	3.0	3.0	—%
Jennie Kwon Designs	643 S Olive St, Los Angeles, CA 45174	PPP	Term Loan	1.0%	5/26/2022	5.4	5.4	5.4	—%
Pacific CCI, Inc	880 W 1st St, #520, Los Angeles, CA 80013	PPP	Term Loan	1.0%	5/27/2022	36.4	36.4	36.4	0.01%
Onchip Systems	1953 O'Toole Way, San Jose, CA 80920	PPP	Term Loan	1.0%	5/27/2022	12.8	12.8	12.8	—%
J Partners LLC	4885 Rebel Trail, Atlanta, GA 92081	PPP	Term Loan	1.0%	5/27/2022	2.1	2.1	2.1	—%
Craig Iwai	848 S Myrtle Ave, Monrovia, CA 80226	PPP	Term Loan	1.0%	5/27/2022	3.6	3.6	3.6	—%
Scalini's, Inc.	14485 Hopewell Rd, Alpharetta, GA 80132	PPP	Term Loan	1.0%	5/27/2022	17.7	17.7	17.7	0.01%
Phillip Thomas Inc	210 E 68th St, Ste 9G, New York, NY 08755	PPP	Term Loan	1.0%	5/27/2022	8.4	8.4	8.4	—%
X-Pest	100 N Hill Dr, #40, Brisbane, CA 60620	PPP	Term Loan	1.0%	5/27/2022	5.0	5.0	5.0	—%
Evalyn Mosser Bookkeeping and Consulting	2436 N Federal Hwy, Ste 474, Lighthouse Point, FL 96745	PPP	Term Loan	1.0%	5/27/2022	1.4	1.4	1.4	—%
Hauser Family Foundation	10617 Charleston Dr, Vero Beach, FL 78610	PPP	Term Loan	1.0%	5/27/2022	1.3	1.3	1.3	—%
Paige Management LLC	254 Corsair Ave, Lauderdale-By-The-Sea, FL 44114	PPP	Term Loan	1.0%	5/27/2022	1.1	1.1	1.1	—%
AC Diel	17 Eton Ct, South Barrington, IL 60076	PPP	Term Loan	1.0%	5/27/2022	1.0	1.0	1.0	—%
Robert Frantz MD, Inc	1730 San Ysidro Dr, Beverly Hills, CA 94103	PPP	Term Loan	1.0%	5/27/2022	2.1	2.1	2.1	—%
Sports Academy Integrated Sports Medicine, LLC	1011 Rancho Conejo Blvd, Newbury Park, CA 80123	PPP	Term Loan	1.0%	5/27/2022	31.4	31.4	31.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
Jasmine Greenhow	4848 E Cactus Rd, Ste 505-473, Scottsdale, AZ 80210	PPP	Term Loan	1.0%	5/27/2022	0.7	0.7	0.7	—%
Butterfly Sunrise Corp	2261 Market St, #418, San Francisco, CA 11572	PPP	Term Loan	1.0%	5/27/2022	1.3	1.3	1.3	—%
Aqua Flies LLC	PO Box 2216, Sebastopol, CA 85282	PPP	Term Loan	1.0%	5/27/2022	1.0	1.0	1.0	—%
Bent Tail, Inc.	824 Brooks Ave, Venice, CA 80134	PPP	Term Loan	1.0%	5/27/2022	2.1	2.1	2.1	—%
Actors and Others for Animals	11523 Burbank Blvd, North Hollywood, CA 78644	PPP	Term Loan	1.0%	5/27/2022	5.6	5.6	5.6	—%
Cabrillo Capital Group, Inc.	15404 Highland Valley Rd, Escondido, CA 29464	PPP	Term Loan	1.0%	5/27/2022	4.2	4.2	4.2	—%
Julie Evans Realtor	4 Hopscotch Ln, Savannah, GA 20036	PPP	Term Loan	1.0%	5/27/2022	1.7	1.7	1.7	—%
PlayWorks Counseling, LLC	4420 NE St Johns Road, Ste D, Vancouver, WA 63101	PPP	Term Loan	1.0%	5/27/2022	0.6	0.6	0.6	—%
AMAN PC	181 Westfield Ave, Clark, NJ 10001	PPP	Term Loan	1.0%	5/27/2022	9.9	9.9	9.9	—%
Joped, Inc.	1411 SE Indian St, Stuart, FL 06901	PPP	Term Loan	1.0%	5/27/2022	14.4	14.4	14.4	—%
Marguarite Clark Public Relations	2 New Chardon, Laguna Niguel, CA 90048	PPP	Term Loan	1.0%	5/27/2022	3.4	3.4	3.4	—%
Jenius Solutions	2772 Lansdowne Ln SE, Atlanta, GA 90040	PPP	Term Loan	1.0%	5/27/2022	1.0	1.0	1.0	—%
Frenchy's	1460 3rd St S, Jacksonville Beach, FL 33773	PPP	Term Loan	1.0%	5/28/2022	8.6	8.6	8.6	—%
Hoaka Property Company LLC	PO Box 670, Kailua Kona, HI 93105	PPP	Term Loan	1.0%	5/28/2022	40.0	40.0	40.0	0.01%
Fourth Church	1270 Silverado St, La Jolla, CA 10016	PPP	Term Loan	1.0%	5/28/2022	3.6	3.6	3.6	—%
Daniel I Richman, MD	429 E 75th St, 6th Floor, New York, NY 19465	PPP	Term Loan	1.0%	5/28/2022	16.8	16.8	16.8	0.01%
SANDLER SEARCH ASSOCIATES, LLC	132 E 35th St, Apt 5E, New York, NY 07801	PPP	Term Loan	1.0%	5/28/2022	8.7	8.7	8.7	—%
Yoga Connection of Pembroke Pines, Inc	12592 Pines Blvd, #103, Pembroke Pines, FL 20036	PPP	Term Loan	1.0%	5/28/2022	2.3	2.3	2.3	—%
Studio U+A, LLC	231 W 29th St, Ste 1402, New York, NY 80907	PPP	Term Loan	1.0%	5/28/2022	1.6	1.6	1.6	—%
Studio LBV	6562 San Vicente Blvd, Los Angeles, CA 80232	PPP	Term Loan	1.0%	5/28/2022	1.7	1.7	1.7	—%
Naissan O Wesley, MD, Inc - A Medical Corporation	9201 W Sunset Blvd, Ste 602, Los Angeles, CA 78251	PPP	Term Loan	1.0%	5/28/2022	12.3	12.3	12.3	—%
richard noren llc	2101 Waukegan Rd, Ste 110, Bannockburn, IL 78130	PPP	Term Loan	1.0%	5/28/2022	2.8	2.8	2.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
Tinny Corporation	100 Bradley St, Middletown, CT 94114	PPP	Term Loan	1.0%	5/28/2022	50.2	50.2	50.2	0.02%
PPJ	2 Carsha Dr, Natick, MA 80132	PPP	Term Loan	1.0%	5/28/2022	33.6	33.6	33.6	0.01%
Dr. Tom Gallant DDS	8906 Colesville Rd, Silver Spring, MD 94086	PPP	Term Loan	1.0%	5/28/2022	1.0	1.0	1.0	—%
MLN Partners LLC	550 S Ocean Blvd, Boca Raton, FL 01062	PPP	Term Loan	1.0%	5/28/2022	4.2	4.2	4.2	—%
Tucker Investment Group, LLC	5010 Parkway Calabasas, Ste 105, Calabasas, CA 78620	PPP	Term Loan	1.0%	5/28/2022	3.4	3.4	3.4	—%
CHANCELLOR CONSULTING GROUP, INC	749 Atherton Ave, Novato, CA 78733	PPP	Term Loan	1.0%	5/28/2022	4.2	4.2	4.2	—%
Emeco	805 W Elm Ave, Hanover, PA 22102	PPP	Term Loan	1.0%	5/28/2022	50.7	50.7	50.7	0.02%
Sports Academy Venture Lab, Inc.	1011 Rancho Conejo Blvd, Newbury Park, CA 92604	PPP	Term Loan	1.0%	5/28/2022	11.2	11.2	11.2	—%
George Chien	12898 Woodmont Dr, Saratoga, CA 80903	PPP	Term Loan	1.0%	5/28/2022	2.6	2.6	2.6	—%
Law Office of Debrah B. Rosenthal, APC	120 Eucalyptus Ln, Costa Mesa, CA 02045	PPP	Term Loan	1.0%	5/28/2022	2.7	2.7	2.7	—%
Mamba and Mamacita Sports Foundation	1011 Rancho Conejo Blvd, Newbury Park, CA 80917	PPP	Term Loan	1.0%	5/28/2022	3.3	3.3	3.3	—%
TMCG Marketing Inc. dba The Marcom Group	1655 N Main St, #390, Walnut Creek, CA 80304	PPP	Term Loan	1.0%	5/28/2022	5.5	5.5	5.5	—%
TrueCustomerSuccess LLC	921 N Idaho St, San Mateo, CA 94608	PPP	Term Loan	1.0%	5/28/2022	0.7	0.7	0.7	—%
Tectonics Enterprises Inc	56471 29 PALMS Hwy, YUCCA VALLEY, CA 93065	PPP	Term Loan	1.0%	5/28/2022	7.5	7.5	7.5	—%
Julia Obadiah, PC	6370 SW Borland, Ste 200, Tualatin, OR 42701	PPP	Term Loan	1.0%	5/28/2022	3.1	3.1	3.1	—%
Jaron Presant, Inc.	752 Juanita Ave, Santa Barbara, CA 11965	PPP	Term Loan	1.0%	5/28/2022	2.0	2.0	2.0	—%
Pig Will Productions, Inc.	1957 N Bronson Ave, Los Angeles, CA 06810	PPP	Term Loan	1.0%	5/29/2022	1.3	1.3	1.3	—%
Construction Details, LLC	5412 Planting Field Lane, Flowery Branch, GA 10044	PPP	Term Loan	1.0%	5/29/2022	2.1	2.1	2.1	—%
Dawn Coleman-Hyman	2505 E 7 st, Long Beach, CA 80011	PPP	Term Loan	1.0%	5/29/2022	1.2	1.2	1.2	—%
Benjamin Leshin, M.D. P.C.	1267 Willis St, Redding, CA 80302	PPP	Term Loan	1.0%	5/29/2022	2.1	2.1	2.1	—%
Don Dietrich Inc.	240 Main St, Nyack, NY 94124	PPP	Term Loan	1.0%	5/29/2022	3.3	3.3	3.3	—%
Shalik, Morris & Company, LLC	80 Crossways Park Dr W, Woodbury, NY 78723	PPP	Term Loan	1.0%	5/29/2022	108.3	108.3	108.3	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
Strategic Code Solutions LLC	182 Summer St, Box 355, Kingston, MA 80863	PPP	Term Loan	1.0%	5/29/2022	1.7	1.7	1.7	—%
Elizabeth W. Shull	2600 Wamath Dr, Charlotte, NC 33467	PPP	Term Loan	1.0%	5/29/2022	1.7	1.7	1.7	—%
MANHATTAN RETINA & EYE CONSULTANTS	67 E 78th St., Unit 1c, New York, NY 71270	PPP	Term Loan	1.0%	5/29/2022	2.8	2.8	2.8	—%
TPR Ent. LTD	644 Fayette Ave, Mamaroneck, NY 85210	PPP	Term Loan	1.0%	5/29/2022	6.0	6.0	6.0	—%
Michael E. Cindrich, Attorney At Law	225 Broadway, Ste 2100, San Diego, CA 18106	PPP	Term Loan	1.0%	5/29/2022	5.0	5.0	5.0	—%
HCMA Consultants, Inc.	1802 Harper Rd, Ste 102, Beckley, WV 33469	PPP	Term Loan	1.0%	5/29/2022	14.5	14.5	14.5	—%
Electric Sales Associates, Inc	2121 N Commerce Pkwy, Weston, FL 80909	PPP	Term Loan	1.0%	5/29/2022	20.0	20.0	20.0	0.01%
Derco Construction, Inc.	1771 Blount Rd, #509, Pompano Beach, FL 46077	PPP	Term Loan	1.0%	5/29/2022	5.3	5.3	5.3	—%
Brink Design LLC	1088 Longley Ave NW, Atlanta, GA 80112	PPP	Term Loan	1.0%	5/29/2022	2.9	2.9	2.9	—%
7D Surgical USA Inc.	2711 Centerville Rd, Ste 400, Wilmington, DE 78216	PPP	Term Loan	1.0%	5/29/2022	25.2	25.2	25.2	0.01%
BY BABBA Inc	6 St Johns Ln, New York, NY 11379	PPP	Term Loan	1.0%	5/29/2022	6.9	6.9	6.9	—%
Joseph W Robb DDS Inc A Dental Corp	56 Penny Lane, Ste A, Watsonville, CA 78757	PPP	Term Loan	1.0%	5/29/2022	9.5	9.5	9.5	—%
Stix,LLC	7805 NW Beacon Square Blvd, Ste 201, Boca Raton, FL 78739	PPP	Term Loan	1.0%	5/29/2022	3.3	3.3	3.3	—%
LB Eatery, LLC	1781 Village Ln N, Wantagh, NY 80903	PPP	Term Loan	1.0%	5/29/2022	3.9	3.9	3.9	—%
DRAWINGROOM LLC	73 Milland Dr, Mill Valley, CA 81501	PPP	Term Loan	1.0%	5/29/2022	2.1	2.1	2.1	—%
NOVA Fisheries, Inc.	2532 Yale Ave. E, Seattle, WA 11434	PPP	Term Loan	1.0%	5/29/2022	3.1	3.1	3.1	—%
POTOMAC GLEN DAY SCHOOL	9908 S Glen Rd, Potomac, MD 04110	PPP	Term Loan	1.0%	5/29/2022	13.9	13.9	13.9	—%
SLS Partners Inc	6844 Spyglass Ln, Rancho Santa Fe, CA 55127	PPP	Term Loan	1.0%	5/29/2022	2.7	2.7	2.7	—%
Steve Kupfer Consulting	290 6th Ave, Brooklyn, NY 32068	PPP	Term Loan	1.0%	5/29/2022	2.1	2.1	2.1	—%
Dreyfus Advisors, LLC	448 Springer Rd., Fairfield, CT 78724	PPP	Term Loan	1.0%	5/29/2022	2.1	2.1	2.1	—%
Hawk Management LLC	2305 W Horizon Ridge Pkwy, #2024, Henderson, NV 10019	PPP	Term Loan	1.0%	5/29/2022	18.9	18.9	18.9	0.01%
Lenat & Partners, Inc.	1633 Old Bayshore Hwy, Ste 220, Burlingame, CA 10065	PPP	Term Loan	1.0%	5/29/2022	1.5	1.5	1.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
Knock Out Productions Inc.	21425 Dumetz Rd, Woodland Hills, CA 37209	PPP	Term Loan	1.0%	5/29/2022	2.3	2.3	2.3	—%
Southside Cleaning Service, Inc.	2969 Riverwood Terrace, Birmingham, AL 20018	PPP	Term Loan	1.0%	5/29/2022	0.6	0.6	0.6	—%
DELUCA MASONRY CONSTRUCTION LLC	4 Stone Cir, Norwood, MA 11372	PPP	Term Loan	1.0%	5/29/2022	3.4	3.4	3.4	—%
Atlanta Consulting Engineers, Inc.	500 Sun Valley Dr, Unit G2, Roswell, GA 85282	PPP	Term Loan	1.0%	5/29/2022	9.3	9.3	9.3	—%
Sirockman Management LLC	1600 Northside Dr NW, Ste 100, Atlanta, GA 33312	PPP	Term Loan	1.0%	5/29/2022	2.1	2.1	2.1	—%
Nicholas Thaler PHD	2950 S Bentley Ave, Unit 10, Los Angeles, CA 92821	PPP	Term Loan	1.0%	5/29/2022	2.2	2.2	2.2	—%
Atlas Compensation Partners , LLC.	2200 Anna Mae Dr, Coraopolis, PA 80917	PPP	Term Loan	1.0%	5/29/2022	1.0	1.0	1.0	—%
Scelsi & Associates LLC	76 E Euclid Ave, Haddonfield, NJ 80920	PPP	Term Loan	1.0%	5/29/2022	9.9	9.9	9.9	—%
Headhunter Inc	3380 SW 11th AVE, FT LAUDERDALE, FL 92069	PPP	Term Loan	1.0%	5/29/2022	78.2	78.2	78.2	0.02%
Hi Point, LLC	10798 LONESOME DOVE TRAIL, Waxahachie, TX 78130	PPP	Term Loan	1.0%	5/29/2022	2.8	2.8	2.8	—%
Construction Solutions and Services LLC	7698 Hoffy Cir, Lake Worth, FL 99801	PPP	Term Loan	1.0%	5/29/2022	1.1	1.1	1.1	—%
Curtis A Mellon, ReMax Anchor, MLS Detectives Group	3941 Tamiami Trail, Ste 3121, Punta Gorda, FL 89502	PPP	Term Loan	1.0%	5/29/2022	4.1	4.1	4.1	—%
Vicarious Music LLC	70 Berry St, Ste 2C, Brooklyn, NY 08033	PPP	Term Loan	1.0%	5/29/2022	0.6	0.6	0.6	—%
Raidah Hudson Dentistry	4374 S Laburnum Ave, Richmond, VA 80016	PPP	Term Loan	1.0%	5/29/2022	2.5	2.5	2.5	—%
Clifton Triplett	90 S Tranquil Path, Spring, TX 60630	PPP	Term Loan	1.0%	5/29/2022	3.7	3.7	3.7	—%
Benton Oil & Gas LLC	2700 Post Oak Blvd, #2700, Houston, TX 75605	PPP	Term Loan	1.0%	5/29/2022	0.6	0.6	0.6	—%
TLM Equities LLC	8 Saddle Ridge Rd, Old Westbury, NY 80904	PPP	Term Loan	1.0%	5/29/2022	2.0	2.0	2.0	—%
Xtreme Acro and Cheer Inc.	14702 Southlawn Ln, Rockville, MD 80112	PPP	Term Loan	1.0%	5/29/2022	5.0	5.0	5.0	—%
Jeffrey Bayer CPA, P.C.	240 Kent Ave, Brooklyn, NY 11709	PPP	Term Loan	1.0%	5/29/2022	2.2	2.2	2.2	—%
Josefa F Simkin	266 Green Valley Rd, Freedom, CA 80621	PPP	Term Loan	1.0%	5/29/2022	1.2	1.2	1.2	—%
Calgo Mfg Inc	9930 Research Dr, Ste 100, Irvine, CA 94124	PPP	Term Loan	1.0%	5/29/2022	2.0	2.0	2.0	—%
Haley Glazer Geriatric Care Management, LLC	40 Bradway Ave, Ewing Township, NJ 30060	PPP	Term Loan	1.0%	6/1/2022	3.3	3.3	3.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
Snipers Lacrosse Inc	1024 W Heritage Club Cir, Delray Beach, FL 92071	PPP	Term Loan	1.0%	6/1/2022	2.6	2.6	2.6	—%
Makena Tech Solutions, Inc	232 N Lone Hill Ave, Glendora, CA 90024	PPP	Term Loan	1.0%	6/1/2022	3.9	3.9	3.9	—%
Michael A Friedman, MD	2675 N Decatur Rd, Decatur, GA 78130	PPP	Term Loan	1.0%	6/1/2022	1.7	1.7	1.7	—%
Kevin A. Swersey Wine Consultant, Inc.	612 Pondside Dr, White Plains, NY 30033	PPP	Term Loan	1.0%	6/1/2022	0.2	0.2	0.2	—%
Clozd	2801 N Thanksgiving Way, Ste 190, Lehi, UT 07720	PPP	Term Loan	1.0%	6/1/2022	10.6	10.6	10.6	—%
Triple Aught Foundation	24052 Watergap Road, Hiko, NV 80108	PPP	Term Loan	1.0%	6/1/2022	6.7	6.7	6.7	—%
Bonsecours Productions Inc.	420 Riverside Dr, New York, NY 20015	PPP	Term Loan	1.0%	6/1/2022	1.2	1.2	1.2	—%
Tova1 Corp	21 S Hope Chapel Rd, Jackson Township, NJ 11229	PPP	Term Loan	1.0%	6/1/2022	8.4	8.4	8.4	—%
Exclusive 30A Rentals, LLC	20 Mark Twain lane, Inlet Beach, FL 10456	PPP	Term Loan	1.0%	6/1/2022	8.7	8.7	8.7	—%
Eric Fischl	3724 24th St, #113, Long Island City, NY 10603	PPP	Term Loan	1.0%	6/1/2022	1.9	1.9	1.9	—%
Senior Resouces Guide LLC	PO Box 6027, Denver, CO 80226	PPP	Term Loan	1.0%	6/1/2022	2.7	2.7	2.7	—%
Lori B. Birndorf, D.O., A Medical Corporation	12139 Riverside Dr, Valley Village, CA 77042	PPP	Term Loan	1.0%	6/1/2022	3.0	3.0	3.0	—%
James E. Schad	260 Hampton Farms Ct NE, Marietta, GA 92127	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
VCSC	11627 Versailles Lakes Ln, Houston, TX 94301	PPP	Term Loan	1.0%	6/1/2022	2.4	2.4	2.4	—%
MRV Associates	19 Fox Meadow Rd, Scarsdale, NY 10044	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
Welles & Montgomery LLC	770 Wildwood Rd NE, Atlanta, GA 07039	PPP	Term Loan	1.0%	6/1/2022	0.7	0.7	0.7	—%
Lubin & Meyer, PC	100 City Hall Plaza, Boston, MA 90805	PPP	Term Loan	1.0%	6/1/2022	63.0	63.0	63.0	0.02%
Broomstick Productions Inc	10866 Wilshire Blvd, 10th Floor, Los Angeles, CA 30030	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
LAUREL RACQUET AND HEALTH CLUB INC	204 Fort Meade Rd, Laurel, MD 10168	PPP	Term Loan	1.0%	6/1/2022	5.3	5.3	5.3	—%
Special Events Staffing	1015 N Lake Ave, Ste 205, Pasadena, CA 33301	PPP	Term Loan	1.0%	6/1/2022	54.6	54.6	54.6	0.02%
BOWIE RACQUET AND FITNESS CLUB, INC	100 White Marsh Park Dr, Bowie, MD 10011	PPP	Term Loan	1.0%	6/1/2022	28.1	28.1	28.1	0.01%
Tiny Transformations	222 N Henry St, Apt 2, Brooklyn, NY 80016	PPP	Term Loan	1.0%	6/1/2022	0.5	0.5	0.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
JAM Marketing, Inc.	736 Broadway, 4th Floor, New York, NY 80218	PPP	Term Loan	1.0%	6/1/2022	1.1	1.1	1.1	—%
Schroeder Arts Consulting LLC	35 W 90th St, Ste 9F, New York, NY 80206	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
CATHY FRANKLIN	124 EAST 92ND St., NEW YORK, NY 85381	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
R.E. Hazard Contracting Company	401 B St, Ste 2400, San Diego, CA 06457	PPP	Term Loan	1.0%	6/1/2022	6.3	6.3	6.3	—%
Sterling Creek Energy LLC	308 N Colorado St, Ste 200, Midland, TX 91911	PPP	Term Loan	1.0%	6/1/2022	1.6	1.6	1.6	—%
J. B. GOOD RESOURCES, LLC	257 Abercorn Circle, Chapel Hill, NC 10003	PPP	Term Loan	1.0%	6/1/2022	1.1	1.1	1.1	—%
Bull City Sue	228 Pineview Rd, Durham, NC 49418	PPP	Term Loan	1.0%	6/1/2022	1.0	1.0	1.0	—%
Get Wired Tec, Inc.	2192 Lysander Ave, Simi Valley, CA 80118	PPP	Term Loan	1.0%	6/1/2022	4.0	4.0	4.0	—%
A&J Enterprises, Inc.	250 Columbine Unit 503, Denver, CO 80921	PPP	Term Loan	1.0%	6/1/2022	2.2	2.2	2.2	—%
Steven F. Stratton	200 E Randolph St, Chicago, IL 33131	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
Colgate McCallum Advisors Inc	5440 Harvest Hill Rd., #253, Dallas, TX 35403	PPP	Term Loan	1.0%	6/1/2022	14.6	14.6	14.6	—%
Hafner Research Associates LLC	12 Quarry Ridge Rd, Sandy Hook, CT 17963	PPP	Term Loan	1.0%	6/1/2022	1.8	1.8	1.8	—%
JD Digital Documentation	408 E. 4th St., Ste 301A, Bridgeport, PA 19464	PPP	Term Loan	1.0%	6/1/2022	3.6	3.6	3.6	—%
Richard A Stevenson DDS	6851 Belfort Oaks Pl, Jacksonville, FL 78132	PPP	Term Loan	1.0%	6/1/2022	4.2	4.2	4.2	—%
Eco Tekk	21136 N Andover Rd, Kildeer, IL 91001	PPP	Term Loan	1.0%	6/1/2022	4.5	4.5	4.5	—%
Franz Weber, Inc.	PO Box 34000, Reno, NV 10004	PPP	Term Loan	1.0%	6/1/2022	2.2	2.2	2.2	—%
Bailey and Owens Construction	2649 Valleydale Rd, Birmingham, AL 81007	PPP	Term Loan	1.0%	6/1/2022	17.5	17.5	17.5	0.01%
Levin's Crosstown Supply Corp.	1347 Boston Rd, Bronx, NY 10003	PPP	Term Loan	1.0%	6/1/2022	6.5	6.5	6.5	—%
Egan-Wagner Corporation	2929 Two Paths Dr, Woodridge, IL 06807	PPP	Term Loan	1.0%	6/1/2022	4.4	4.4	4.4	—%
MW Engineering	2001 W Alameda Dr, Ste 201, Tempe, AZ 91201	PPP	Term Loan	1.0%	6/1/2022	6.6	6.6	6.6	—%
New Soho Gallery Inc., DBA Julie Saul Projects	1133 Broadway, Ste 733, New York, NY 53115	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
Judy DeCanio	171 E 77th St, New York, NY 16142	PPP	Term Loan	1.0%	6/1/2022	2.0	2.0	2.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
Fedbiz Consulting Inc.	47522 Coldspring Pl, Sterling, VA 80203	PPP	Term Loan	1.0%	6/1/2022	4.3	4.3	4.3	—%
Quad Cities Autism Center Inc	2430 6th Ave, Moline, IL 80126	PPP	Term Loan	1.0%	6/1/2022	14.6	14.6	14.6	—%
The On The Line Company, Inc	101 Arch St, Ste 225, Boston, MA 10036	PPP	Term Loan	1.0%	6/1/2022	9.7	9.7	9.7	—%
FVC Associates Exec.Dev.&Strategy, Inc.	97 Aldrich St., Boston, MA 78642	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
Barnhill Chiropractic Clinic	5270 Northwest 34th Blvd., Gainesville, FL 33426	PPP	Term Loan	1.0%	6/1/2022	3.3	3.3	3.3	—%
Guest Associates, Inc.	2707 Artie St SW, Bldg 300, Ste 2, Huntsville, AL 92618	PPP	Term Loan	1.0%	6/1/2022	3.8	3.8	3.8	—%
LG Networks Inc	8111 Lyndon B Johnson Fwy, Ste 700, Dallas, TX 10001	PPP	Term Loan	1.0%	6/1/2022	15.1	15.1	15.1	—%
Steve Solodoff	1523 Portola St, Davis, CA 80918	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
Orange Park Travel	3657 St Johns Ave, Jacksonville, FL 06489	PPP	Term Loan	1.0%	6/2/2022	6.3	6.3	6.3	—%
Alessandra Santopietro	88 Leonard St, Apt 517, New York, NY 80921	PPP	Term Loan	1.0%	6/2/2022	1.8	1.8	1.8	—%
Pacific Design Directions, Inc.	8171 E Kaiser Blvd, Anaheim, CA 12553	PPP	Term Loan	1.0%	6/2/2022	44.6	44.6	44.6	0.01%
Paul T.C. Liu MD Inc.	2233 Huntington Dr, San Marino, CA 10465	PPP	Term Loan	1.0%	6/2/2022	7.5	7.5	7.5	—%
JAB Executive Services	11277 Gravitation Dr, Las Vegas, NV 92591	PPP	Term Loan	1.0%	6/2/2022	2.1	2.1	2.1	—%
Glyphix Studio Inc.	6964 Shoup Ave, Canoga Park, CA 10012	PPP	Term Loan	1.0%	6/2/2022	4.9	4.9	4.9	—%
E & J Frankel Limited	612 Pondside Dr, White Plains, NY 81623	PPP	Term Loan	1.0%	6/2/2022	1.5	1.5	1.5	—%
Trapwire Inc.	1818 Library St, Reston, VA 34233	PPP	Term Loan	1.0%	6/2/2022	24.4	24.4	24.4	0.01%
Chitra Kumar MD	5311 John F. Kennedy Blvd, West New York, NJ 80918	PPP	Term Loan	1.0%	6/2/2022	2.9	2.9	2.9	—%
Robert M. Worman, P.A	1200 S Pine Island Rd, Ste 220, Plantation, FL 94517	PPP	Term Loan	1.0%	6/2/2022	1.2	1.2	1.2	—%
Innervision Technology Relocation Company	3780 Kilroy Airport Way, Ste 200-300, Long Beach, CA 78734	PPP	Term Loan	1.0%	6/2/2022	7.4	7.4	7.4	—%
Marilyn Ontell Management	14 W 17th St, Ste 5S, New York, NY 22066	PPP	Term Loan	1.0%	6/2/2022	0.3	0.3	0.3	—%
Residential Origination Capital Mortgage Corp.	5698 Pirrone Rd, Salida, CA 80228	PPP	Term Loan	1.0%	6/2/2022	4.5	4.5	4.5	—%
Jessica Weber Design Inc	305 7th Ave, New York, NY 11701	PPP	Term Loan	1.0%	6/2/2022	3.9	3.9	3.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
TK Digital Corporation	107 North 3rd St, Ste 3D, Brooklyn, NY 19525	PPP	Term Loan	1.0%	6/2/2022	10.8	10.8	10.8	—%
Provino's of North Gwinnett, Inc.	14485 Hopewell Rd, Alpharetta, GA 78015	PPP	Term Loan	1.0%	6/2/2022	24.0	24.0	24.0	0.01%
General Glass	3646 23rd Ave S, #105, Lake Worth, FL 11781	PPP	Term Loan	1.0%	6/2/2022	13.3	13.3	13.3	—%
Zola Electric Labs, Inc.	555 De Haro St, San Francisco, CA 78745	PPP	Term Loan	1.0%	6/2/2022	50.0	50.0	50.0	0.02%
Elena Napolitano MD, LLC	58 Summit Ct, Westfield, NJ 31324	PPP	Term Loan	1.0%	6/2/2022	1.0	1.0	1.0	—%
T-Cubed Ventures, LLC	3317 P St NW, Washington, DC 78746	PPP	Term Loan	1.0%	6/2/2022	0.3	0.3	0.3	—%
St. Jude Emergency Medical Group Inc.	9930 Research Dr, Irvine, CA 97759	PPP	Term Loan	1.0%	6/2/2022	24.5	24.5	24.5	0.01%
Breiner Psychological Services LLC	5825 Glenridge Dr, Bldg 3, Ste 101C, Atlanta, GA 78249	PPP	Term Loan	1.0%	6/2/2022	1.2	1.2	1.2	—%
Spruce Street Tap	PO Box 1636, Asheville, NC 10012	PPP	Term Loan	1.0%	6/2/2022	68.5	68.5	68.5	0.02%
ICVM Group, INC.	PO Box 761, Mattituck, NY 78244	PPP	Term Loan	1.0%	6/2/2022	7.2	7.2	7.2	—%
Black Orchard Studios, LLC	521 Eayrestown Rd, Southampton, NJ 80621	PPP	Term Loan	1.0%	6/2/2022	1.0	1.0	1.0	—%
Prime Refrigerant Services, LLC	511 Gates Creek Rd, Bradenton, FL 33012	PPP	Term Loan	1.0%	6/2/2022	1.2	1.2	1.2	—%
Swiet411, Inc.	247 Maxwell St, Decatur, GA 78216	PPP	Term Loan	1.0%	6/2/2022	2.5	2.5	2.5	—%
Wavecrest Sales LLC	501 NE Wavecrest Way, Boca Raton, FL 32789	PPP	Term Loan	1.0%	6/2/2022	2.0	2.0	2.0	—%
Alarm Specialist Inc	333 Old Tarrytown Rd, White Plains, NY 90245	PPP	Term Loan	1.0%	6/2/2022	20.0	20.0	20.0	0.01%
CLG LLC	5108 Baroque Cir NE, Atlanta, GA 80003	PPP	Term Loan	1.0%	6/2/2022	2.1	2.1	2.1	—%
HIGGINS CONSTRUCTION LLC	1626 Dunkirk Ln N, Plymouth, MN 45431	PPP	Term Loan	1.0%	6/2/2022	4.2	4.2	4.2	—%
RBR Associates, LLC	11720 Dancliff Trce, Alpharetta, GA 80905	PPP	Term Loan	1.0%	6/2/2022	2.1	2.1	2.1	—%
Life Without Fear Chiropractic Clinic LLC	1925 Justice Dr, Ste 170, Lexington, KY 78730	PPP	Term Loan	1.0%	6/2/2022	2.5	2.5	2.5	—%
Joseph B. Krauss, DDS	3351 El Camino Real, Ste 235, Atherton, CA 02116	PPP	Term Loan	1.0%	6/2/2022	9.4	9.4	9.4	—%
Flynn Gallagher Associates LLC	1980 Festival Plaza Dr, Ste 770, Las Vegas, NV 11373	PPP	Term Loan	1.0%	6/2/2022	23.2	23.2	23.2	0.01%
FGR Automation, LLC	1800 Sunset Harbor, Unit 1202, Miami Beach, FL 80918	PPP	Term Loan	1.0%	6/3/2022	7.1	7.1	7.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
Law Offices of Rajiv S Khanna PC	5225 N. Wilson Blvd, Arlington, VA 11713	PPP	Term Loan	1.0%	6/3/2022	31.3	31.3	31.3	0.01%
Travel Etcetera, Inc.	1107 S Fair Oaks Ave, Pasadena, CA 80210	PPP	Term Loan	1.0%	6/3/2022	0.6	0.6	0.6	—%
Samantha Hundshamer	8223 Leucite Ave, Rancho Cucamonga, CA 20910	PPP	Term Loan	1.0%	6/3/2022	0.8	0.8	0.8	—%
Porretta/Westenhagen Living Trust	6454 Van Nuys Blvd, Ste 150, Van Nuys, CA 80421	PPP	Term Loan	1.0%	6/3/2022	6.9	6.9	6.9	—%
Monument Management Systems LLC	2400 Sisson St, Baltimore, MD 18505	PPP	Term Loan	1.0%	6/3/2022	8.8	8.8	8.8	—%
Compass Management Services LLC	1711 Parklake Village Dr, Katy, TX 80014	PPP	Term Loan	1.0%	6/3/2022	1.1	1.1	1.1	—%
El Tigre Productions LLC	14 West 17th St., New York, NY 78752	PPP	Term Loan	1.0%	6/3/2022	1.8	1.8	1.8	—%
UVR Sculpture LLC	78 Ingraham St, Brooklyn, NY 78109	PPP	Term Loan	1.0%	6/3/2022	9.8	9.8	9.8	—%
Solomon Construction Consulting LLC	38 Turtle Cove Ln, Huntington, NY 92705	PPP	Term Loan	1.0%	6/3/2022	0.7	0.7	0.7	—%
Fisher Vista, Inc.	119 Marina Ave, Ste A, Aptos, CA 11370	PPP	Term Loan	1.0%	6/3/2022	3.3	3.3	3.3	—%
New York Construction Associates LLC	242 West 36th St., Ste 704, New York, NY 80249	PPP	Term Loan	1.0%	6/3/2022	9.8	9.8	9.8	—%
Ultimate Sports Medicine	3727 Buchanan St., Ste 203, San Francisco, CA 76502	PPP	Term Loan	1.0%	6/3/2022	2.1	2.1	2.1	—%
Princeton Van Service	92 north main St. bldg 4, WINDSOR, NJ 13088	PPP	Term Loan	1.0%	6/3/2022	1.7	1.7	1.7	—%
Crescent Oil and Gas, LLC	4925 Greenville Ave, Ste 600, Dallas, TX 91205	PPP	Term Loan	1.0%	6/3/2022	2.1	2.1	2.1	—%
David H.C. King, M.D., Inc.	320 Dardanelli Ln, Ste 23B, Los Gatos, CA 06103	PPP	Term Loan	1.0%	6/3/2022	3.8	3.8	3.8	—%
Renuart Enterprises Inc. (REI)	16950 SW 90th Ave, Palmetto Bay, FL 80006	PPP	Term Loan	1.0%	6/3/2022	7.3	7.3	7.3	—%
Integrated risk management services, llc	225 West 34th St., Ste 905, New York, NY 80907	PPP	Term Loan	1.0%	6/3/2022	0.6	0.6	0.6	—%
Subterranean Hair	263 W 7th St, San Pedro, CA 91367	PPP	Term Loan	1.0%	6/3/2022	0.9	0.9	0.9	—%
Steven R Bateh, DMD, PA	1305 N Orange Ave, #116, Green Cove Springs, FL 83815	PPP	Term Loan	1.0%	6/3/2022	3.7	3.7	3.7	—%
Apache Behavioral Health Services, Inc.	249 W Ponderosa St, Whiteriver, AZ 92506	PPP	Term Loan	1.0%	6/3/2022	241.1	241.1	241.1	0.07%
Saecularia LLC	1552 N Cahuenga Blvd, Los Angeles, CA 85260	PPP	Term Loan	1.0%	6/3/2022	3.8	3.8	3.8	—%
Bennett Elia	3304 Cole Ave, Ste 171, Dallas, TX 78114	PPP	Term Loan	1.0%	6/3/2022	4.2	4.2	4.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
HAssan Medical Pain Relief and Wellness Center. DBA: Hassan Spine and Sports Medicine	316 Tennent Rd, Ste 202A, Morganville, NJ 92021	PPP	Term Loan	1.0%	6/3/2022	1.5	1.5	1.5	—%
Mazco Ventures LLC	3410 Montrose Blvd, Houston, TX 90017	PPP	Term Loan	1.0%	6/3/2022	0.3	0.3	0.3	—%
Parenteau Guidance	132 E 35th St, Apt 3J, New York, NY 11385	PPP	Term Loan	1.0%	6/3/2022	0.9	0.9	0.9	—%
Paul Leitner MD	8540 S Sepulveda Blvd, Ste 910, Los Angeles, CA 80215	PPP	Term Loan	1.0%	6/3/2022	3.9	3.9	3.9	—%
Ryan Berman Advisory, LLC	161 Falcon Rd, Guilford, CT 85260	PPP	Term Loan	1.0%	6/3/2022	2.1	2.1	2.1	—%
Linda Lane PR & Marketing	280 Edgewood Dr, West Palm Beach, FL 10309	PPP	Term Loan	1.0%	6/3/2022	1.6	1.6	1.6	—%
Heath Tinsley	1595 Sailing Club Rd, Camden, SC 11743	PPP	Term Loan	1.0%	6/3/2022	0.4	0.4	0.4	—%
Innovative Waste Solutions LLC	10300 W Charleston Blvd, Ste 13-B4, Las Vegas, NV 90505	PPP	Term Loan	1.0%	6/3/2022	0.3	0.3	0.3	—%
over the moon	619 Valley Rd, Montclair, NJ 90025	PPP	Term Loan	1.0%	6/3/2022	3.4	3.4	3.4	—%
Fiber Connect LLC	12 Buckingham Lane, Monterey, MA 10010	PPP	Term Loan	1.0%	6/3/2022	4.7	4.7	4.7	—%
Dr. Stuart Schlisserman, MD	211 Quarry Rd, Ste 203 MC5993, Stanford, CA 19465	PPP	Term Loan	1.0%	6/3/2022	4.5	4.5	4.5	—%
Griffin Land Corp.	115 North St, Ste 40, Litchfield, CT 10021	PPP	Term Loan	1.0%	6/4/2022	2.1	2.1	2.1	—%
Mohlar Hurley Partners	608 Santa Monica Blvd, Santa Monica, CA 85308	PPP	Term Loan	1.0%	6/4/2022	1.8	1.8	1.8	—%
Avlis Partners LLC	900 Golf View Ct, Dacula, GA 10037	PPP	Term Loan	1.0%	6/4/2022	2.6	2.6	2.6	—%
G2 Computers LLC	1116 Taylorsville Rd, Washington Crossing, PA 80918	PPP	Term Loan	1.0%	6/4/2022	2.4	2.4	2.4	—%
Children's Dispensary & Hospital Association	812 E Lasalle Ave, South Bend, IN 86305	PPP	Term Loan	1.0%	6/4/2022	2.2	2.2	2.2	—%
Realign by Randee, Inc.	730 Crystal Ct, Weston, FL 78132	PPP	Term Loan	1.0%	6/4/2022	0.4	0.4	0.4	—%
Breckenridge Technologies, LLC	2333 San Ramon Valley Blvd, Ste 460, San Ramon, CA 80528	PPP	Term Loan	1.0%	6/4/2022	6.9	6.9	6.9	—%
Chris Soukas Furs LLC	1050 Point Seaside Dr, Crystal Beach, FL 53216	PPP	Term Loan	1.0%	6/4/2022	4.2	4.2	4.2	—%
BRAS NW INC	317 NW Gilman Blvd, Ste 44, Issaquah, WA 27560	PPP	Term Loan	1.0%	6/4/2022	1.1	1.1	1.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
Metal Oxide Technologies LLC	8807 Emmott Rd, Ste 100, Houston, TX 11050	PPP	Term Loan	1.0%	6/4/2022	25.2	25.2	25.2	0.01%
Social Leadia	427 Country Ln, Louisville, KY 78681	PPP	Term Loan	1.0%	6/4/2022	0.6	0.6	0.6	—%
Prime Sales & Marketing, Inc.	3211 University Blvd SE, Ste A, Albuquerque, NM 80918	PPP	Term Loan	1.0%	6/4/2022	24.7	24.7	24.7	0.01%
Vreeke & Associates	845 E Easy St., Ste 101, Simi Valley, CA 37211	PPP	Term Loan	1.0%	6/4/2022	8.8	8.8	8.8	—%
THE MYOCARDITIS FOUNDATION	3518 Echo Mountain Dr, Kingwood, TX 32321	PPP	Term Loan	1.0%	6/4/2022	2.2	2.2	2.2	—%
Gerald A. Field d/b/a Gerald A. Field, Attorney at Law	11 Asylum St, Hartford, CT 75023	PPP	Term Loan	1.0%	6/4/2022	1.6	1.6	1.6	—%
Lisa Segmiller	17211 Bellhaven Walk Ct, Charllote, NC 86301	PPP	Term Loan	1.0%	6/4/2022	1.2	1.2	1.2	—%
MAYATEX, INC.	5015 S IH 35, Georgetown, TX 99223	PPP	Term Loan	1.0%	6/4/2022	4.7	4.7	4.7	—%
Rock Bottom Productions	1125 E Broadway, #249, Glendale, CA 78704	PPP	Term Loan	1.0%	6/4/2022	1.4	1.4	1.4	—%
Franciscan Poor Clares	720 HENRY CLAY AVE, NEW ORLEANS, LA 10022	PPP	Term Loan	1.0%	6/4/2022	2.0	2.0	2.0	—%
SKYMINA LLC	3105 Cedar Rd, Yorktown Heights, NY 20854	PPP	Term Loan	1.0%	6/4/2022	2.1	2.1	2.1	—%
Guardian Consulting Services, Inc.	3333 New Hyde Park Road, Ste 202, New Hyde Park, NY 78154	PPP	Term Loan	1.0%	6/4/2022	8.0	8.0	8.0	—%
Kitty and Vibe, Inc	126 13th St, 3rd Floor, Brooklyn, NY 78258	PPP	Term Loan	1.0%	6/4/2022	0.6	0.6	0.6	—%
Oncology and Hematology Associates of Central Jersey PA	2177 OAK TREE RD, Ste 104, Edison, NJ 02045	PPP	Term Loan	1.0%	6/4/2022	12.0	12.0	12.0	—%
Serlin Consulting LLC	1445 Gordon Terrace, Deerfield, IL 12547	PPP	Term Loan	1.0%	6/4/2022	2.1	2.1	2.1	—%
Amanda Thompson Design	4676 Dovefield Ln, Kannapolis, NC 80918	PPP	Term Loan	1.0%	6/4/2022	0.3	0.3	0.3	—%
Cartoon Collections, LLC	155 E 44th St, 29th Floor, New York, NY 48067	PPP	Term Loan	1.0%	6/4/2022	4.4	4.4	4.4	—%
Farrell Remodeling, Inc.	148 2nd St, Los Altos, CA 77479	PPP	Term Loan	1.0%	6/4/2022	15.4	15.4	15.4	—%
Aircel LLC	3033 Riviera Dr, Ste 101, Naples, FL 07728	PPP	Term Loan	1.0%	6/4/2022	35.0	35.0	35.0	0.01%
Make 3 Architecture	1075 Brady Ave NW, Atlanta, GA 04240	PPP	Term Loan	1.0%	6/4/2022	4.0	4.0	4.0	—%
Edgewater Services Co Ltd	225 Greenfield Pkwy, Ste 202, Liverpool, NY 20010	PPP	Term Loan	1.0%	6/4/2022	3.7	3.7	3.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
Eva Davis	4403 Chase Ave, Bethesda, MD 80005	PPP	Term Loan	1.0%	6/4/2022	2.1	2.1	2.1	—%
Human Capital Management and Performance, LLC.	6506 Mebane Oaks Rd, Mebane, NC 80918	PPP	Term Loan	1.0%	6/4/2022	2.1	2.1	2.1	—%
Robert Spransy CPA	257 Abercorn Cir, Chapel Hill, NC 30038	PPP	Term Loan	1.0%	6/4/2022	1.5	1.5	1.5	—%
Unity Worldwide Ministries Eastern Region	800 Blanton Ave, Richmond, VA 92109	PPP	Term Loan	1.0%	6/4/2022	0.8	0.8	0.8	—%
Melanie S. Francis, LCSW	116 W 23rd St., 5th Floor, New York, NY 80209	PPP	Term Loan	1.0%	6/4/2022	1.6	1.6	1.6	—%
Fry Investment Company	4241 N Winfield Scott Plaza, #201, Scottsdale, AZ 95336	PPP	Term Loan	1.0%	6/4/2022	13.9	13.9	13.9	—%
RAZL LLC	45 Coldstream Cir, Lincolnshire, IL 90505	PPP	Term Loan	1.0%	6/4/2022	2.1	2.1	2.1	—%
New Experience	1029 N Peachtree Parkway 268, Peachtree City, GA 78108	PPP	Term Loan	1.0%	6/4/2022	6.9	6.9	6.9	—%
Enhanced Affordable Management Company, LLC	4221 Wilshire Blvd, Ste 260, Los Angeles, CA 80134	PPP	Term Loan	1.0%	6/4/2022	12.0	12.0	12.0	—%
Socorro Corp	900 Wilshire Blvd, Ste 2400, Los Angeles, CA 78109	PPP	Term Loan	1.0%	6/4/2022	2.1	2.1	2.1	—%
Amanda Lopez	23411 aliso viejo parkway, Aliso Viejo, CA 30318	PPP	Term Loan	1.0%	6/4/2022	0.5	0.5	0.5	—%
Brodeur Kazanjian Beauty & Fashion LLC dba Queen Beauty	1675 E Morten Ave, #4112, Phoenix, AZ 80132	PPP	Term Loan	1.0%	6/4/2022	5.9	5.9	5.9	—%
Charm City Cakes	2936 Remington Ave, Baltimore, MD 93065	PPP	Term Loan	1.0%	6/4/2022	5.5	5.5	5.5	—%
James Reinish & Associates, Inc.	25 E 73rd St, New York, NY 33351	PPP	Term Loan	1.0%	6/5/2022	3.4	3.4	3.4	—%
Moody Creek Farms LLC	31257 VIA MARIA ELENA, Bonsall, CA 32164	PPP	Term Loan	1.0%	6/5/2022	35.4	35.4	35.4	0.01%
YMCA of West San Gabriel Valley	401 East Corto St., Alhambra, CA 44514	PPP	Term Loan	1.0%	6/5/2022	15.7	15.7	15.7	—%
National Postdoctoral Association	15800 Crabbs Branch Way, Derwood, MD 86004	PPP	Term Loan	1.0%	6/5/2022	3.7	3.7	3.7	—%
Laura A. Brevetti	575 5th Ave, 14th Floor, New York, NY 75033	PPP	Term Loan	1.0%	6/5/2022	3.0	3.0	3.0	—%
Superius Securities Group Inc	94 Grand Ave, Englewood, NJ 01720	PPP	Term Loan	1.0%	6/5/2022	4.4	4.4	4.4	—%
CATWALK, LLC fka VITRINE LLC	4300 Stevens Creek Blvd, Ste 126, San Jose, CA 96708	PPP	Term Loan	1.0%	6/5/2022	0.6	0.6	0.6	—%
Michelle Frost Real Estate Sales	3113 Roswell Road, Ste 101, Marietta, GA 85051	PPP	Term Loan	1.0%	6/5/2022	2.1	2.1	2.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
Nezhat Medical Center P.C.	5555 Peachtree Dunwoody Rd, Ste #276, Atlanta, GA 20036	PPP	Term Loan	1.0%	6/5/2022	8.3	8.3	8.3	—%
MS-IR LLC	88 Morningside Ave, Ste 7A, New York, NY 80237	PPP	Term Loan	1.0%	6/5/2022	2.1	2.1	2.1	—%
Michael S. Blank Realty	1870 Baldwin Rd. - Unit 69, Yorktown Heights, NY 11101	PPP	Term Loan	1.0%	6/5/2022	1.3	1.3	1.3	—%
PDT LLC	2812 Rivers Edge Rd, Louisville, KY 34736	PPP	Term Loan	1.0%	6/5/2022	3.3	3.3	3.3	—%
Hrach Khudatyan MD, Inc	134 N Glendale Ave, Glendale, CA 80903	PPP	Term Loan	1.0%	6/5/2022	3.3	3.3	3.3	—%
Corona Jackson Refrigeration Service, Inc.	59-6 Central Ave, Farmingdale, NY 78753	PPP	Term Loan	1.0%	6/5/2022	2.8	2.8	2.8	—%
Hight Accounting Services LLC	3209 E Wood Valley Rd NW, Atlanta, GA 06824	PPP	Term Loan	1.0%	6/5/2022	0.5	0.5	0.5	—%
Seattle Ventures LLC	2215 3rd Ave W, Seattle, WA 18977	PPP	Term Loan	1.0%	6/5/2022	2.1	2.1	2.1	—%
Nottingham Investment Company LLLP	1690 Derby Mesa Loop, Burns, CO 20833	PPP	Term Loan	1.0%	6/5/2022	2.1	2.1	2.1	—%
CT Business Enterprises	14703 Lyon Hill Ln, Huntersville, NC 89117	PPP	Term Loan	1.0%	6/5/2022	0.5	0.5	0.5	—%
Sherman Law Group, a Professional Law Corporation	9454 Wilshire Blvd, Beverly Hills, CA 78251	PPP	Term Loan	1.0%	6/5/2022	4.2	4.2	4.2	—%
Salon Vivace VA, LLC	680 Ingomar Rd, Wexford, PA 80014	PPP	Term Loan	1.0%	6/5/2022	12.7	12.7	12.7	—%
Statewide Interpreters	63 Milland Dr, Mill Valley, CA 92082	PPP	Term Loan	1.0%	6/5/2022	11.7	11.7	11.7	—%
The Fiedler Companies, Inc.	408 E 134th St, Bronx, NY 75225	PPP	Term Loan	1.0%	6/5/2022	5.9	5.9	5.9	—%
Chris Matheos	13726 Leadwell St, Van Nuys, CA 80138	PPP	Term Loan	1.0%	6/5/2022	0.1	0.1	0.1	—%
Custom Trades Company	129 Stonehedge Dr N, Greenwich, CT 10040	PPP	Term Loan	1.0%	6/5/2022	0.5	0.5	0.5	—%
The JW Agency LLC	707 Skokie Blvd, Ste 600, Northbrook, IL 61008	PPP	Term Loan	1.0%	6/5/2022	3.6	3.6	3.6	—%
Precision Landscape Management Inc	3130 Carter Jones Rd, Groveland, FL 78259	PPP	Term Loan	1.0%	6/5/2022	19.0	19.0	19.0	0.01%
Stonecrop Gardens Inc	81 Stonecrop Ln, Cold Spring, NY 20814	PPP	Term Loan	1.0%	6/5/2022	16.7	16.7	16.7	0.01%
Panache	639 Pilot House Dr, Newport News, VA 07066	PPP	Term Loan	1.0%	6/5/2022	7.1	7.1	7.1	—%
Justin W McClung d/b/a The McClung Group	55 N Altwood Cir, Spring, TX 30319	PPP	Term Loan	1.0%	6/5/2022	4.2	4.2	4.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
Door Four LLC	508 W 26th St., Ste 11A, New York, NY 95119	PPP	Term Loan	1.0%	6/5/2022	13.2	13.2	13.2	—%
Grandview Advisors Inc.	100 RIVERSIDE LN, Riverside, CT 94596	PPP	Term Loan	1.0%	6/5/2022	1.5	1.5	1.5	—%
Andrew S. Gaffney Foundation	245 South St, Morristown, NJ 80034	PPP	Term Loan	1.0%	6/5/2022	1.4	1.4	1.4	—%
The Law Offices of Bob Camors	1501 The Alameda, Ste 210, San Jose, CA 60103	PPP	Term Loan	1.0%	6/5/2022	3.2	3.2	3.2	—%
Ash Health Corp	316 Tennent Rd, Ste 202A, Morganville, NJ 29715	PPP	Term Loan	1.0%	6/5/2022	1.7	1.7	1.7	—%
Anne T. Carlon M.D. P.C.	425 E 58th St, #39A, New York, NY 13815	PPP	Term Loan	1.0%	6/5/2022	12.4	12.4	12.4	—%
SDG Engineering PC	121 Huntington Rd, Port Washington, NY 80219	PPP	Term Loan	1.0%	6/5/2022	8.5	8.5	8.5	—%
Active Reading Clinic	25 Hillcroft Way, Walnut Creek, CA 54984	PPP	Term Loan	1.0%	6/5/2022	3.2	3.2	3.2	—%
JD Randall group	4422 Sea Harbour Dr, Huntington Beach, CA 76109	PPP	Term Loan	1.0%	6/5/2022	1.5	1.5	1.5	—%
American Friends of the Israel Museum	545 5th Ave, Ste 920, New York, NY 78213	PPP	Term Loan	1.0%	6/5/2022	13.2	13.2	13.2	—%
STSE - DBA Plaza Auto	359 E Western Reserve Rd, Youngstown, OH 10011	PPP	Term Loan	1.0%	6/5/2022	1.1	1.1	1.1	—%
Green Rhino Recycling, LLC	2809 Academy Dr SE, Auburn, WA 86326	PPP	Term Loan	1.0%	6/5/2022	2.2	2.2	2.2	—%
Landmark Technologies LLC	4806 S St Andrews Ln, Spokane, WA 45014	PPP	Term Loan	1.0%	6/5/2022	2.8	2.8	2.8	—%
Jacqueline R. Moroco, D.D.S., M.S., P.A.	4600 Linton Blvd, Ste 330, Delray Beach, FL 22712	PPP	Term Loan	1.0%	6/5/2022	14.3	14.3	14.3	—%
Compacted Recycling Company LLC	2809 Academy Dr SE, Auburn, WA 94102	PPP	Term Loan	1.0%	6/5/2022	1.1	1.1	1.1	—%
LaFlower Construction, Inc.	23888 Madison St, Torrance, CA 06787	PPP	Term Loan	1.0%	6/5/2022	0.1	0.1	0.1	—%
DC Retina Docs PLLC	3317 P St NW, Washington, DC 78757	PPP	Term Loan	1.0%	6/5/2022	0.6	0.6	0.6	—%
Katherine W Luce	1220 University Dr, Ste 104, Menlo Park, CA 29936	PPP	Term Loan	1.0%	6/5/2022	1.3	1.3	1.3	—%
HYPRLABS INC.	400 Concar Dr, San Mateo, CA 98092	PPP	Term Loan	1.0%	6/5/2022	10.4	10.4	10.4	—%
Tmack Property Maintenance LLC	14 Knollwood Dr, East Hanover, NJ 32817	PPP	Term Loan	1.0%	6/5/2022	1.6	1.6	1.6	—%
Sea-Est Incorporated	1741 W Beaver St, Jacksonville, FL 80809	PPP	Term Loan	1.0%	6/8/2022	25.6	25.6	25.6	0.01%
Gwinnett Cemeteries, LLC	103 Crestview Church Rd, Warner Robins, GA 90291	PPP	Term Loan	1.0%	6/8/2022	16.5	16.5	16.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
Clint Dewey	155 E 31st St, Apt 4S, New York, NY 85260	PPP	Term Loan	1.0%	6/8/2022	2.1	2.1	2.1	—%
KP Auto Repair LLC	12917 Percheron Ln, Oak Hill, VA 10003	PPP	Term Loan	1.0%	6/8/2022	1.3	1.3	1.3	—%
Michael S Chlopak	1 Claridge Dr, Apt PH 14, Verona, NJ 08822	PPP	Term Loan	1.0%	6/8/2022	1.4	1.4	1.4	—%
Morgan Blakeley LLC	255 Saint Paul St, Apt #220, Denver, CO 50701	PPP	Term Loan	1.0%	6/8/2022	0.7	0.7	0.7	—%
Frank Nicholson Inc.	360 Massachusetts Ave, Acton, MA 28117	PPP	Term Loan	1.0%	6/8/2022	8.6	8.6	8.6	—%
John Merrick	3209 Centenary Ave, Dallas, TX 10024	PPP	Term Loan	1.0%	6/8/2022	2.0	2.0	2.0	—%
Music Center Inc. dba Haight Ashbury Music Center; dba Gelb Music	722 El Camino Real, Redwood City, CA 11021	PPP	Term Loan	1.0%	6/8/2022	9.5	9.5	9.5	—%
Korhan Beba	17 Oak Hill Rd, Branchburg, NJ 80919	PPP	Term Loan	1.0%	6/8/2022	0.5	0.5	0.5	—%
Grenville Owners Corp.	225 Bennett Ave, Ste 1K, New York, NY 80132	PPP	Term Loan	1.0%	6/8/2022	3.2	3.2	3.2	—%
Camfed U.S.A. Foundation	466 Geary St, Ste 400, San Francisco, CA 78154	PPP	Term Loan	1.0%	6/8/2022	18.2	18.2	18.2	0.01%
National Roofing	1237 Circle Ave, Forest Park, IL 86314	PPP	Term Loan	1.0%	6/8/2022	52.5	52.5	52.5	0.02%
Dental Designs of Naples	5048 Tamiami Trail N, Naples, FL 20016	PPP	Term Loan	1.0%	6/9/2022	21.1	21.1	21.1	0.01%
Ronald A. Williams Ltd	5540 Falmouth St Ste 303, Richmond, VA 80033	PPP	Term Loan	1.0%	6/9/2022	3.8	3.8	3.8	—%
National Foundation for Infectious Diseases (NFID)	7201 Wisconsin Ave, Ste 750, Bethesda, MD 78266	PPP	Term Loan	1.0%	6/9/2022	9.9	9.9	9.9	—%
The Junior League of Pensacola, Florida, Incorporated	2016 W. Garden St., Pensacola, FL 93110	PPP	Term Loan	1.0%	6/9/2022	0.5	0.5	0.5	—%
David Dee Fine Arts	1374 E Arlington Dr, Salt Lake City, UT 86004	PPP	Term Loan	1.0%	6/9/2022	0.6	0.6	0.6	—%
HERBERT CHARLES SCHWAT	1940 Biltmore St NW, Apt 32, Washington, DC 85704	PPP	Term Loan	1.0%	6/9/2022	2.1	2.1	2.1	—%
ATL Advisory LLC	76 Bellefair Rd, Rye Brook, NY 20781	PPP	Term Loan	1.0%	6/9/2022	2.1	2.1	2.1	—%
Kushnika, Inc.	14766 Live Oak Ln, Saratoga, CA 10036	PPP	Term Loan	1.0%	6/9/2022	0.7	0.7	0.7	—%
Gabriella New York, LLC	155 Wooster St., Unit 3W, New York, NY 94550	PPP	Term Loan	1.0%	6/9/2022	3.1	3.1	3.1	—%
Luxury Destinations	151 Melius Rd, Warren, CT 78217	PPP	Term Loan	1.0%	6/9/2022	1.6	1.6	1.6	—%
G&A Rehab, Inc	3333 Skypark Dr, Ste 220, Torrance, CA 80107	PPP	Term Loan	1.0%	6/9/2022	15.8	15.8	15.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
CCR Investment Group dba Equity Finance Group	2271 W. Malvern ave, Ste 424, Fullerton, CA 07405	PPP	Term Loan	1.0%	6/9/2022	5.1	5.1	5.1	—%
OCC installations	12102 Manley St, Garden Grove, CA 08225	PPP	Term Loan	1.0%	6/9/2022	0.7	0.7	0.7	—%
Charm City Cakes West	8302 Melrose Ave, Los Angeles, CA 19109	PPP	Term Loan	1.0%	6/9/2022	6.6	6.6	6.6	—%
Cape fear kickboxing inc	7122 Market St, Ste 120, Wilmington, NC 90048	PPP	Term Loan	1.0%	6/9/2022	4.9	4.9	4.9	—%
Solstice Adventure, LLC	1521 Alton Rd, #802, Miami Beach, FL 06820	PPP	Term Loan	1.0%	6/9/2022	0.9	0.9	0.9	—%
Standard Wedding Band Co Inc	951 Franklin Ave, Garden City, NY 30339	PPP	Term Loan	1.0%	6/10/2022	3.5	3.5	3.5	—%
Michigan Braille Transcribing Fund	3500 N. Elm, Jackson, MI 95377	PPP	Term Loan	1.0%	6/10/2022	4.7	4.7	4.7	—%
Joy DiNapoli	154 Beach Ave, Larchmont, NY 19526	PPP	Term Loan	1.0%	6/10/2022	1.0	1.0	1.0	—%
PJH Partners LLC	455 East Paces Ferry Rd NE, Ste 214, Atlanta, GA 91324	PPP	Term Loan	1.0%	6/10/2022	0.9	0.9	0.9	—%
Christine Yi	111 E 30th St, Ste 8B, New York, NY 86001	PPP	Term Loan	1.0%	6/10/2022	0.8	0.8	0.8	—%
Intrepid	7 Quail Ridge Rd S, Rolling Hills, CA 91436	PPP	Term Loan	1.0%	6/10/2022	6.9	6.9	6.9	—%
J3 Consulting, LLC	1 Mountain Oaks Park, Glendale, CA 33411	PPP	Term Loan	1.0%	6/10/2022	2.1	2.1	2.1	—%
Don Marshall CPA Inc	3427 S Walker Ave, San Pedro, CA 80831	PPP	Term Loan	1.0%	6/10/2022	1.0	1.0	1.0	—%
Cassidy Holdings, LLC	7712 Hillside Dr, La Jolla, CA 60061	PPP	Term Loan	1.0%	6/10/2022	1.2	1.2	1.2	—%
AUREUS CAPITAL LLC	216 E Sheridan Pl, Lake Bluff, IL 80104	PPP	Term Loan	1.0%	6/10/2022	1.3	1.3	1.3	—%
Timothy F. Lester	8 Forest Dr, Westport, CT 90024	PPP	Term Loan	1.0%	6/10/2022	0.5	0.5	0.5	—%
Hamilton Hill LLC	905 W Main St, Durham, NC 17745	PPP	Term Loan	1.0%	6/10/2022	4.3	4.3	4.3	—%
Rain Wine National Corp	2608 SW River Shore Dr, Port St. Lucie, FL 10065	PPP	Term Loan	1.0%	6/10/2022	2.1	2.1	2.1	—%
Mora Investment Management	9 W Star Island Dr, Miami Beach, FL 80904	PPP	Term Loan	1.0%	6/10/2022	1.2	1.2	1.2	—%
Mark Friedman	210 W 101st St, Ste 5E, New York, NY 80211	PPP	Term Loan	1.0%	6/10/2022	2.1	2.1	2.1	—%
Grunberger Diamonds Incorporated	98 Cutter Mill Rd, Great Neck Plaza, NY 78216	PPP	Term Loan	1.0%	6/10/2022	8.4	8.4	8.4	—%
Examoto LLC	125 Booth Ln, Haverford, PA 78258	PPP	Term Loan	1.0%	6/10/2022	5.3	5.3	5.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
Michael Slayton General Contracting, Inc	232 N Lonehill Ave, Glendora, CA 47043	PPP	Term Loan	1.0%	6/11/2022	1.2	1.2	1.2	—%
Joseph Haraszti	2810 East Del Mar Blvd, Ste 8A, Pasadena, CA 86406	PPP	Term Loan	1.0%	6/11/2022	2.9	2.9	2.9	—%
Statement Lawn and Landscape, Inc.	19520 W 95th St, Lenexa, KS 11357	PPP	Term Loan	1.0%	6/11/2022	1.1	1.1	1.1	—%
Alexis D. Bodenheimer	205 East 92nd St., Apt 27A, New York, NY 92008	PPP	Term Loan	1.0%	6/11/2022	2.1	2.1	2.1	—%
Augusta Grant Travel	1428 Hemingway Place, Naples, FL 11378	PPP	Term Loan	1.0%	6/11/2022	0.7	0.7	0.7	—%
NEUMENTUM, INC.	250 Colorado Ave, Palo Alto, CA 45439	PPP	Term Loan	1.0%	6/11/2022	4.9	4.9	4.9	—%
Paige Hoholik LLC	210 St Paul St, Denver, CO 80228	PPP	Term Loan	1.0%	6/11/2022	2.1	2.1	2.1	—%
Birdie Golf Ball Company	208 Margate Ct, Margate, FL 91103	PPP	Term Loan	1.0%	6/11/2022	0.9	0.9	0.9	—%
Rachel Dack Counseling LLC	6917 Arlington Rd, #222, Bethesda, MD 07013	PPP	Term Loan	1.0%	6/11/2022	1.3	1.3	1.3	—%
Law Office of Swati P Mantione, P.C.	12 Thadford St, East Northport, NY 99507	PPP	Term Loan	1.0%	6/11/2022	2.1	2.1	2.1	—%
Amanda Reynal Interiors	1417 Walnut St, Ste D, Des Moines, IA 80134	PPP	Term Loan	1.0%	6/11/2022	1.8	1.8	1.8	—%
Clark A Miller Sales LTD	1205 Tuscany Ct, Alpharetta, GA 78155	PPP	Term Loan	1.0%	6/11/2022	0.6	0.6	0.6	—%
Lucy McRae	1340 E 6th St, Los Angeles, CA 80918	PPP	Term Loan	1.0%	6/11/2022	1.7	1.7	1.7	—%
The Great Escape Room Tampa LLC	300 E Madison St, #301, Tampa, FL 01752	PPP	Term Loan	1.0%	6/11/2022	4.7	4.7	4.7	—%
Woodrow Orlando LLC DBA The Great Escape Room Orlando	525 Woodstead Ct, Longwood, FL 90042	PPP	Term Loan	1.0%	6/11/2022	2.0	2.0	2.0	—%
Mary Jane Marchisotto dba MJM Advisory, LLC	245 E 87th St, Apt 9F, New York, NY 78244	PPP	Term Loan	1.0%	6/11/2022	0.6	0.6	0.6	—%
Copperfield Investment & Development Company	1721 Crystal Ann Ave, Las Vegas, NV 78660	PPP	Term Loan	1.0%	6/12/2022	1.2	1.2	1.2	—%
Score OKC	18509 N Meridian Ave, Edmond, OK 02215	PPP	Term Loan	1.0%	6/12/2022	3.0	3.0	3.0	—%
Lead Tek Plating	27555 SW Boones Ferry Rd, Wilsonville, OR 78130	PPP	Term Loan	1.0%	6/12/2022	20.0	20.0	20.0	0.01%
Dan Counts & Associates, Inc.	1780 Prescott Ave, Monterey, CA 91436	PPP	Term Loan	1.0%	6/12/2022	1.1	1.1	1.1	—%
Diamondback Golf Course, LLC	500 Harborview Dr, Third Floor, Baltimore, MD 86303	PPP	Term Loan	1.0%	6/12/2022	7.6	7.6	7.6	—%
Josh Madonick Physical Therapy	86 Eucalyptus Rd, Petaluma, CA 11746	PPP	Term Loan	1.0%	6/12/2022	0.3	0.3	0.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
RHBerman Consulting	161 Falcon Rd, Guilford, CT 92562	PPP	Term Loan	1.0%	6/12/2022	2.1	2.1	2.1	—%
MPYRE HOLDING CO	1723 23rd Ave, San Francisco, CA 10010	PPP	Term Loan	1.0%	6/12/2022	1.7	1.7	1.7	—%
NICK A. DEFILIPPIS, PHD, PC	990 Hammond Dr, Ste 575, Sandy Springs, GA 80907	PPP	Term Loan	1.0%	6/12/2022	1.6	1.6	1.6	—%
Orloff Eye Group, Inc.	1 Plume Grass Way, Westhampton, NY 78959	PPP	Term Loan	1.0%	6/15/2022	4.8	4.8	4.8	—%
Protestant Episcopal Church In The Diocese of California	2791 Driscoll Rd, Fremont, CA 90024	PPP	Term Loan	1.0%	6/15/2022	2.5	2.5	2.5	—%
The Great Escape Room New York LLC	1150 University Ave Bldg 5, Ste 12A, Rochester, NY 96146	PPP	Term Loan	1.0%	6/15/2022	2.2	2.2	2.2	—%
K.S.M Enterprises Inc. DBA Michaels Shell	2589 N Lakewood Blvd, Long Beach, CA 33614	PPP	Term Loan	1.0%	6/15/2022	4.0	4.0	4.0	—%
Bobbie Baron Inc.	1633 Broadway, New York, NY 35473	PPP	Term Loan	1.0%	6/15/2022	2.1	2.1	2.1	—%
DEAFLINK INC	57 Ludlow Ln, Palisades, NY 07751	PPP	Term Loan	1.0%	6/15/2022	1.3	1.3	1.3	—%
Joseph L. Lester, M.D., P.C.	2201 Evans Dr, Opelika, AL 06117	PPP	Term Loan	1.0%	6/15/2022	5.5	5.5	5.5	—%
Weber Brands, LLC	50 Pine Hill Rd, Great Neck, NY 85714	PPP	Term Loan	1.0%	6/15/2022	2.1	2.1	2.1	—%
Robert M. Tudisco, Esq.	90 Stebbins Ave, Eastchester, NY 63005	PPP	Term Loan	1.0%	6/16/2022	1.4	1.4	1.4	—%
Propel A Charter Management Group Inc	5200 Irwindale Ave, Irwindale, CA 80228	PPP	Term Loan	1.0%	6/16/2022	29.8	29.8	29.8	0.01%
Sunburst Decorative Rock, Inc	282 Live Oak Ave, Irwindale, CA 80921	PPP	Term Loan	1.0%	6/16/2022	18.3	18.3	18.3	0.01%
Nancy R. Reinish	336 Central Park West, New York, NY 89119	PPP	Term Loan	1.0%	6/16/2022	2.1	2.1	2.1	—%
The Great Escape Room Chicago	160 E Grand Ave, #400, Chicago, IL 07726	PPP	Term Loan	1.0%	6/16/2022	3.9	3.9	3.9	—%
Daydream Reels LLC	3615 N Kenilworth St, Arlington, VA 98422	PPP	Term Loan	1.0%	6/16/2022	1.3	1.3	1.3	—%
C Sensei Group LLC	1730 S Federal Hwy, Ste 280, Delray Beach, FL 80228	PPP	Term Loan	1.0%	6/16/2022	2.1	2.1	2.1	—%
Dockum Research Lab, Inc	844 E Mariposa St, Altadena, CA 91919	PPP	Term Loan	1.0%	6/17/2022	6.4	6.4	6.4	—%
306 Hollywood LLC	14 West 17th St., New York, NY 11590	PPP	Term Loan	1.0%	6/17/2022	1.2	1.2	1.2	—%
Irvine Optometry	17585 Harvard Ave,, Ste E, Irvine, CA 19608	PPP	Term Loan	1.0%	6/17/2022	4.5	4.5	4.5	—%
Double H Farms, LLC	15050 Golden Point Ln, Wellington, FL 85202	PPP	Term Loan	1.0%	6/17/2022	12.9	12.9	12.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
The Nashville Dermatology And Skin Cancer Clinic, P.C.	2222 State St, Ste A, Nashville, TN 78745	PPP	Term Loan	1.0%	6/17/2022	4.4	4.4	4.4	—%
Harper Road Treatment Center	1802 Harper Rd, Ste 202, Beckley, WV 85543	PPP	Term Loan	1.0%	6/18/2022	2.6	2.6	2.6	—%
Sense Education, Inc.	1 W 85th St, New York, NY 11378	PPP	Term Loan	1.0%	6/18/2022	12.0	12.0	12.0	—%
PR Realty Management LLC	2207 Coney Island Ave, Brooklyn, NY 80603	PPP	Term Loan	1.0%	6/18/2022	19.2	19.2	19.2	0.01%
Roadtrip Productions Inc	One Penn Plaza, Ste 3500, New York, NY 80915	PPP	Term Loan	1.0%	6/19/2022	2.1	2.1	2.1	—%
Hirezi & Hirezi, D.M.D., P.A.	4495 Baymeadows Rd, Jacksonville, FL 11201	PPP	Term Loan	1.0%	6/22/2022	7.4	7.4	7.4	—%
NTR Partners Administration LLC	11726 San Vicente Blvd, Ste 290, Los Angeles, CA 78744	PPP	Term Loan	1.0%	6/22/2022	3.5	3.5	3.5	—%
Bartman Bros.	11777 San Vicente Blvd, Ste 600, Los Angeles, CA 78223	PPP	Term Loan	1.0%	6/22/2022	5.8	5.8	5.8	—%
Kleopatra Productions, Inc.	4230 Gardendale, Ste 101, San Antonio, TX 75056	PPP	Term Loan	1.0%	6/22/2022	2.1	2.1	2.1	—%
PHILIP F. STOTTS	4985 Stonehaven Dr., Yorba Linda, CA 78260	PPP	Term Loan	1.0%	6/22/2022	2.1	2.1	2.1	—%
Rajan Shah MD PA	1060 Broad St, Newark, NJ 90048	PPP	Term Loan	1.0%	6/22/2022	4.1	4.1	4.1	—%
Surco Products, Inc.	14001 S Main St, Los Angeles, CA 20037	PPP	Term Loan	1.0%	6/23/2022	7.5	7.5	7.5	—%
Joel Diaz Training Camp, LLC.	40795 Adriatico Ct, Indio, CA 17578	PPP	Term Loan	1.0%	6/23/2022	1.4	1.4	1.4	—%
John J. McMahon	80 Main St, West Orange, NJ 94107	PPP	Term Loan	1.0%	6/24/2022	2.1	2.1	2.1	—%
Auto Trim Design of Northeastern New York Inc	83 Ellison St, Milton, VT 33073	PPP	Term Loan	1.0%	6/24/2022	7.0	7.0	7.0	—%
Steven Robert Justman aka Steven Justman	54 Banksville Rd, North Castle, NY 86004	PPP	Term Loan	1.0%	6/24/2022	2.0	2.0	2.0	—%
J. Li Brand LTD	63 Roebling St, #6L, Brooklyn, NY 10601	PPP	Term Loan	1.0%	6/25/2022	3.5	3.5	3.5	—%
John Berry Turbidy	1501 Silver King Dr, Aspen, CO 48301	PPP	Term Loan	1.0%	6/29/2022	2.1	2.1	2.1	—%
Hanson & Schwam Public Relations LLC	9350 Wilshire Blvd, #315, Beverly Hills, CA 08205	PPP	Term Loan	1.0%	6/29/2022	0.8	0.8	0.8	—%
Debra L. Holt	233 NW 36th St, Miami, FL 11375	PPP	Term Loan	1.0%	6/30/2022	2.1	2.1	2.1	—%
Kenneth Baer	16 Millstone Dr, East Windsor, NJ 33432	PPP	Term Loan	1.0%	6/30/2022	0.5	0.5	0.5	—%
Model Partner, LLC	19 William Close Ct, Warwick, NY 96744	PPP	Term Loan	1.0%	6/30/2022	2.1	2.1	2.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Guaranteed Accrual Investments (4a)
ARJ Medical LLC		2827 Frontier Trail, Atlanta, GA 10018	PPP	Term Loan	1.0%	7/2/2022	1.0	1.0	1.0	—%
David Raksin		1010 16th St, #543, San Francisco, CA 79772	PPP	Term Loan	1.0%	7/9/2022	2.1	2.1	2.1	—%
Constance Scharff		8584 Blue Grouse Way, Blaine, WA 75137	PPP	Term Loan	1.0%	7/9/2022	0.7	0.7	0.7	—%
Mazza Real Estate, LLC		402 Page St, Cary, NC 80905	PPP	Term Loan	1.0%	7/15/2022	0.8	0.8	0.8	—%
JP Davis Farms		10100 Suzanne Dr, River Ridge, LA 90405	PPP	Term Loan	0.01	7/15/2022	1.2	1.2	1.2	—%
Total SBA Guaranteed Accrual Investments							$16,556.1	$16,556.1	$17,720.4	5.46%

SBA Guaranteed Non-Accrual Investments (4b)
MIT LLC	(*)	11 North Peach ST., Medford, OR 54915	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	254.5	254.5	254.5	0.08%
Neville Galvanizing, Inc	(*)	2983 Grand Ave, Pittsburgh, PA 11238	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	707.1	707.1	707.1	0.22%
Kneading Dough LLC dba NY Bagel Cafe & Deli,NY Bagle, New York Bagle,N	(*)	10287 Okeechobee Blvd #13, Royal Palm Beach, FL 77493	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2029	101.6	101.6	101.6	0.03%
Chavero's Auto	(*)	1364 E Palma Vista Dr, Palmview, TX 33065	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 6.5%	10/11/2029	12.5	12.5	12.5	—%
Total SBA Guaranteed Non-Accrual Investments							$1,075.7	$1,075.7	$1,075.7	0.33%

Total SBA Guaranteed Investments							$17,631.8	$17,631.8	$18,796.1	5.79%

Total SBA Unguaranteed and Guaranteed Investments							$429,242.8	$429,408.6	$412,086.4	127.03%

Controlled Investments (5) (22)
Advanced Cyber Security Systems, LLC	(*,#) (6) (21)	3880 Veterans Memorial Hwy. Suite 201, Bohemia, NY 11716	Data processing, Hosting, and Related Services	50% Membership Interest	—%	—	—	—	—	—%
				Term Loan	3%	Dec 2014	381.0	381.0	—	—%
Automated Merchant Services, Inc.	(*,#) (7) (21)	12230 Forest Hill Blvd., Wellington, FL 33414	Data processing, Hosting, and Related Services	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc.	(*,#) (8)	1985 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	2,250.0	0.69%
				Line of Credit	10%	Dec 2020	6,560.0	6,560.0	6,560.0	2.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Controlled Investments (5) (22)
Newtek Technology Solutions, Inc.	(*,#) (11)	1904 W. Parkside Lane Phoenix, AZ 85027	Data processing, Hosting, and Related Services	100% Common Stock	—%	—	—	8,384.0	9,500.0	2.93%
				Line of Credit	10%	Nov 2028	10,821.0	10,821.0	10,821.0	3.34%
Newtek Insurance Agency, LLC	(*,#) (13)	1981 Marcus Ave., Lake Success, NY 11042	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	135.0	2,215.0	0.68%
PMTWorks Payroll, LLC	(*,#) (9)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	1,848.1	—	—%
				Term Loan	10%	Oct 2021	435.0	435.0	—	—%
				Term Loan	10%	May 2020	750.0	750.0	—	—%
				Term Loan	12%	May 2020	500.0	500.0	—	—%
				Term Loan	10%	July 2020	1,000.0	1,000.0	—	—%
Small Business Lending, LLC	(*,#) (12) (21)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	598.0	6,848.4	2.11%
				Term Loan	10%	June 2021	400.0	400.0	400.0	0.12%
ADR Partners, LLC dba banc-serv Partners, LLC	(*,#) (12)	8777 Purdue Rd, Indianapolis, IN 46268	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	7,085.2	—	—%
International Professional Marketing, Inc.	(#) (16)	151 W. 30th St., New York, NY 10001	Professional, Scientific, and Technical Services	100% Common Stock	—%	—	—	4,000.0	4,150.0	1.28%
				Line of Credit	Prime plus 0.5%	April 2021	750.0	750.0	750.0	0.23%
SIDCO, LLC	(#) (16)	151 W. 30th St., New York, NY 10001	Professional, Scientific, and Technical Services	100% Membership Interest	—%	—	—	7,119.7	6,649.7	2.05%
				Line of Credit	Prime plus 0.5%	July 2020	100.0	225.0	225.0	0.07%
Newtek Merchant Solutions, LLC	(#) (11)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	16,438.0	115,000.0	35.45%
Mobil Money, LLC	(#) (17)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	2,980.0	2,500.0	0.77%
Newtek Business Lending, LLC	(*,#) (10)	14 East Washington St., Orlando, FL 32801	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	18,462.0	22,091.8	6.81%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

Controlled Investments (5) (22)
Newtek Conventional Lending, LLC	(#) (18) (23)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	50% Membership Interest	—%	—	—	16,682.0	18,125.0	5.59%
Titanium Asset Management, LLC	(*,#) (14)	1981 Marcus Ave., Lake Success, NY 11042	Administrative and Support Services	Term Loan	10%	March 2021	900.0	900.0	315.0	0.10%
				100% Membership Interest	—%	—	—	—	—	—%
Excel WebSolutions, LLC	(*,#) (15)	888 East Brighton Ave. Syracuse, NY 13205	Data processing, Hosting, and Related Services	Term Loan	10%	Sept 2020	159.2	159.2	—	—%
				100% Membership Interest	—	—	—	—	—	—%
POS on Cloud, LLC	(#) (20)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	Term Loan	10%	Sept 2023	850.0	850.0	850.0	0.26%
				50.14% Membership Interest	—	—	—	—	—	—%
Total Controlled Investments							$23,606.2	$111,891.0	$209,250.9	64.51%

Non-Control Investments (22)
EMCAP Loan Holdings, LLC	(+,#) (19) (25)	1140 Reservoir Ave., Cranston, RI 02920	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	6.04% Membership Interest	—%	—	$—	$1,000.0	$1,000.0	0.31%
MVE, Inc.	(#)	1117 L Street, Modesto, CA 95354	Professional, Scientific, and Technical Services	Term Loan	5 Yr Tr plus 6.88%	1/1/2045	2,845.3	2,845.3	2,845.3	0.88%
ARC Metal Stamping, LLC	(#)	4111 Munson Hwy, Hudson, MI 49247	Machinery Manufacturing	Term Loan	5 Yr Tr plus 7.43%	1/1/2045	5,464.5	5,464.5	5,464.5	1.68%
National Air Cargo Holdings, Inc and LLS Holdings, LLC	(#)	350 Windward Drive, Orchard Park, NY 14127	Support Activities for Transportation	Term Loan	5 Yr Tr plus 7%	4/1/2045	6,969.2	6,969.2	6,969.2	2.15%
Total Non-Control Investments							$15,279.0	$16,279.0	$16,279.0	5.02%

Total Investments							$468,128.0	$557,578.6	$637,616.3	196.56%

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
(2) The interest rates in effect on our loans as of September 30, 2020 are based off a Prime Rate equal to 3.25% and 1 month LIBOR equal to 0.14825%.
(3) Newtek values non-accrual SBA 7(a) loans using a discounted cash flow analysis of the underlying collateral which supports the loan. Management’s estimate of the net recovery of collateral, (fair value less cost to liquidate) is applied to the discounted cash flow analysis based upon a time to liquidate estimate. Modified loans are valued based upon current payment streams and are re-amortized at the end of the modification period.
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
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. or its subsidiaries owns more than 25% of the voting securities of such company. See NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS in the accompanying notes to the consolidated financial statements for transactions during the nine months ended September 30, 2020 with affiliates the Company is deemed to control.
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
(15) 100% owned by The Whitestone Group, LLC (a subsidiary of Wilshire Holdings I, Inc., a subsidiary of Newtek Business Services Corp.)
(16) 100% owned by Newtek Business Services Holdco 2, Inc. (a subsidiary of Newtek Business Services Corp.).
(17) 100% owned by Newtek Business Services Holdco 4, Inc. (a subsidiary of Newtek Business Services Corp.).
(18) On May 20, 2019, the Company and its joint venture partner launched Newtek Conventional Lending, LLC (“NCL”) to provide non-conforming conventional commercial and industrial term loans to U.S. middle-market companies and small businesses. NCL is 50% owned by Newtek Commercial Lending, Inc. (a wholly

See accompanying notes to consolidated financial statements.

owned subsidiary of Newtek Business Services Corp.) and 50% owned by Conventional Lending TCP Holding, LLC (a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (NASDAQ:TCPC)). Deemed an investment company under the 1940 Act.
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
(23) Non-qualifying asset under the Investment Company Act of 1940, as amended. Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At September 30, 2020, 8.1% of total assets are non-qualifying assets.
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
(25) The initial acquisition date for EMCAP Loan Holdings, LLC was April 25, 2018.

As of September 30, 2020, the federal tax cost of investments was $557,579,000 resulting in estimated gross unrealized gains and losses of $146,294,000 and $57,873,000, respectively.

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
(3) Newtek values non-accrual SBA 7(a) loans using a discounted cash flow analysis of the underlying collateral which supports the loan. Management’s estimate of the net recovery of collateral, (fair value less cost to liquidate) is applied to the discounted cash flow analysis based upon a time to liquidate estimate. Modified loans are valued based upon current payment streams and are re-amortized at the end of the modification period.
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

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of September 30, 2020, cash deposits in excess of insured amounts totaled $32,874,000. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of September 30, 2020.
Restricted Cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties, cash reserves established as part of a voluntary agreement with the SBA, and cash reserves associated with securitization transactions. As of September 30, 2020, total restricted cash was $40,511,000.

The following table provides a reconciliation of cash and restricted cash as of September 30, 2020 and 2019 and December 31, 2019 and 2018:

	September 30, 2020	September 30, 2019	December 31, 2019	December 31, 2018
Cash	$5,966	3,596	1,762	$2,316
Restricted cash	40,511	24,151	31,445	29,034
Cash and restricted cash	$46,477	$27,747	$33,207	$31,350
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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the nine months ended September 30, 2020 and 2019, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $9,395,000 and $12,405,000 at September 30, 2020 and December 31, 2019, respectively, and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

In addition, under the PPP that began in the second quarter of 2020, the SBA reimburses the Company for originating loans. Such SBA reimbursements are included as interest income on PPP loans. Such fees are accounted for under ASC-310 Receivables and deferred until the loan is sold to one of our PPP Participants. Income earned in connection with the PPP should not be viewed as recurring. The PPP closed on August 8, 2020 and as such, the SBA is no longer accepting PPP applications.

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

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables–Nonrefundable Fees and Other Costs, (“ASU 2020-08”). This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. All entities should apply ASU 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption to have a material impact on its consolidated financial statements since the Company does not have any convertible debt.

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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3—INVESTMENTS:

Investments, all of which are in portfolio companies in the United States, consisted of the following at:

	September 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Non-affiliate debt investments	$429,409	$412,086	$453,043	$442,227
Non-control investments:
Equity	1,000	1,000	1,000	1,000
Debt	15,279	15,279	—	—
Controlled investments:
Equity	71,478	171,205	71,519	181,917
Equity interest in NCL (Joint Venture)	16,682	18,125	14,270	16,123
Debt	23,731	19,921	21,511	17,777
Total investments	$557,579	$637,616	$561,343	$659,044

SBA unguaranteed investments consisted of the following breakdown of accrual and non-accrual loans at:

	September 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Accrual	$356,419	$366,131	$370,612	$382,986
Non-Accrual	55,358	27,159	59,085	34,237
Total SBA unguaranteed investments	$411,777	$393,290	$429,697	$417,223

SBA guaranteed investments consisted of the following breakdown of accrual and non-accrual loans at:

	September 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Accrual	$16,556	$17,720	$16,555	$18,213
Non-Accrual	1,076	1,076	6,790	6,791
Total SBA guaranteed investments	$17,632	$18,796	$23,345	$25,004

On March 27, 2020, Congress passed, and the President of the United States signed into law, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act provided an over $2.0 trillion stimulus package to certain businesses and individuals affected by the COVID-19 pandemic, with subsidies to certain existing SBA 7(a) borrowers in which the SBA paid all principal, interest, and fees on existing performing SBA 7(a) loans for six months beginning with such borrowers’ April 2020 payments. Among other things, the CARES Act allowed NSBF, as an SBA 7(a) lender, to originate loans under the newly-established Paycheck Protection Program (“PPP”) as an expansion of the existing SBA Section 7(a) loan program through June 30, 2020. On July 4, 2020, the President of the United States signed a bill to re-open the application window for the PPP until August 8, 2020. The PPP closed on August 8, 2020 and as such, the SBA is no longer accepting PPP applications.

Under the PPP, SBA 7(a) lenders were automatically approved to extend 100% federally guaranteed PPP loans to certain small businesses for amounts up to 2.5 times of those businesses’ average monthly payroll expenses (capped at $10 million). The interest rate on PPP loans is capped at 1.0%, and the loans are forgivable after an 8 up to a 24 week forgiveness period, provided that the borrower uses the loans for eligible purposes (e.g., payroll/benefits (excluding employee compensation above $100,000), mortgage interest, rent and utilities) and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower reduces salaries or terminates employees during the forgiveness period.

As a result of the uncertain economic impact to U.S. small businesses created by the COVID-19 pandemic, the Company’s Executive Committee and Lending Team temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans beginning in March 2020. On June 29, 2020, NSBF restarted its SBA 7(a) loan program and began accepting SBA 7(a) loan applications. During the duration of the PPP, NSBF funded approximately 10,570 PPP loans totaling $1.19 billion though the PPP. Pursuant to the PPP, the SBA reimbursed a lender authorized to make a PPP loan at a rate, based on the balance of the financing outstanding at the time of disbursement of the PPP loan, of: (i) 5% for PPP loans of not more than $350,000; (ii) 3% for loans of more than $350,000 and less than $2,000,000; and (iii) 1% for loans of not less than $2,000,000.

To facilitate NSBF’s involvement as an authorized lender in the PPP, during the second quarter of 2020, NSBF entered into PPP loan participation agreements where NSBF originated PPP loans and sold 90% participating interests to UBS Bank USA (“UBS”), Stifel Bank (“Stifel”), Morgan Stanley Bank, N.A. (“Morgan Stanley”), and Amalgamated Bank (“Amalgamated”), collectively the “Participants.” The participations were sold at par due to the short term maturity of the loans. NSBF and the Participant share proportionally in all interest and principal payments made on the loans. Subsequently, UBS, Stifel, and Amalgamated amended their agreements with NSBF to allow the banks to purchase 100% participation interests in certain of the PPP loans originated by NSBF. In connection with the amendments, UBS, Stifel, and Amalgamated purchased the remaining 10% participation interests in their participation loans, bringing their participation interests to 100%, while Morgan Stanley continues to hold 90% participation interests as of September 30, 2020. To date, NSBF sold participations in $1.19 billion of PPP loans. NSBF continues to hold the PPP loan notes and the PPP loan documents in order to service the loans. The servicing liability in connection with the PPP loans was deemed immaterial. PPP loan origination fees are recognized as interest income on sale of PPP loan participations.

In accordance with the terms of the PPP participation agreements and SBA regulations and guidance, NSBF, as the originating lender, must continue to hold the PPP loan notes, the PPP loan documents and service the PPP loans (i.e., retain all servicing rights). Moreover, as the originating lender, NSBF is the party responsible to the SBA with respect to all servicing actions, including requests for advance purchases and loan forgiveness, and will be the party eligible for the guarantee purchase of the PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by NSBF, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency. NSBF has agreed that it will repurchase from the Participant on demand the Participant’s Percentage of any outstanding principal and interest under the applicable PPP Loan under certain standard representations and warranties, including in the event of a loss due to fraud, gross negligence or willful misconduct on the part of NSBF or any failure to recover under the SBA guarantee as a result of any deficiency in documenting or servicing such PPP Loan by NSBF.

The following table shows the Company’s SBA guaranteed accrual loans by SBA loan type at:

	September 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
7(a)	$10,038	$11,202	$16,555	$18,213
PPP[1]	6,518	6,518	—	—
Accrual SBA guaranteed investments	$16,556	$17,720	$16,555	$18,213
(1) 10% participation interests in 668 SBA guaranteed loans originated under the PPP by NSBF.
The following table shows the Company’s portfolio investments by industry at:

	September 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Data Processing, Hosting, and Related Services	$45,737	$139,710	$45,154	$146,320
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	39,234	39,829	37,930	42,079
Food Services and Drinking Places	37,555	37,630	40,331	40,516
Professional, Scientific, and Technical Services	37,513	36,470	41,514	41,330
Amusement, Gambling, and Recreation Industries	24,769	25,058	25,343	26,787
Truck Transportation	31,545	24,587	30,172	25,920
Repair and Maintenance	17,633	18,513	20,308	20,451
Ambulatory Health Care Services	20,210	17,559	22,146	20,409
Fabricated Metal Product Manufacturing	15,997	16,534	18,230	17,845
Specialty Trade Contractors	15,621	15,008	16,460	15,650
Personal and Laundry Services	12,711	13,488	11,856	12,446
Administrative and Support Services	14,142	13,286	13,733	12,696
Merchant Wholesalers, Durable Goods	12,099	12,215	10,524	10,713
Accommodation	11,684	11,709	11,508	11,506
Merchant Wholesalers, Nondurable Goods	11,678	11,111	12,230	11,900

Social Assistance	9,740	10,771	9,849	10,683
Support Activities for Transportation	11,478	10,616	4,628	3,966
Food Manufacturing	11,696	10,155	11,063	9,161
Building Material and Garden Equipment and Supplies Dealers	7,858	8,307	8,352	8,605
Rental and Leasing Services	8,678	8,069	9,223	8,780
Gasoline Stations	8,331	7,837	9,387	8,756
Machinery Manufacturing	7,158	7,026	1,985	1,621
Motor Vehicle and Parts Dealers	6,689	6,835	7,655	7,783
Nonstore Retailers	6,824	6,532	6,942	6,725
NCL (Joint Venture)	16,682	18,125	14,270	16,123
Other	114,317	110,636	120,550	120,273
Total	$557,579	$637,616	$561,343	$659,044

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

The following table shows NCL’s individual investments as of September 30, 2020:

Portfolio Company	Industry	Type of Investment	Interest Rate	Maturity	Principal	Cost	Fair Value[1]
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	4/1/2045	$2,278	$2,233	$2,139
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	4/1/2045	1,283	1,254	1,204
Cocoa Beach Office LLC	Other Activities Related to Credit Intermediation	Term Loan	2 Yr Libor plus 5.70%	8/1/2044	430	415	432
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	10,506	10,296	10,881
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	6,145	6,022	6,365
The Camera Division, LLC	Commecial & Industrial Machinery & Equipment	Term Loan	5 Yr Libor plus 7.25%	9/1/2029	11,144	10,796	11,144
The Emerald Green Group, LLC	Full-Service Restaurant	Term Loan	2 Yr Libor plus 5.65%	8/1/2029	6,245	6,061	6,157
XL Soccer World Orlando II LLC	Fitness and Recreational Sport Centers	Term Loan	Prime plus 3.25%	11/1/2045	3,995	3,843	3,880
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	6,208	6,053	6,561
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	4,773	4,654	4,983
JW Aviation LLC and 21 Air LLC and AMN Doral LLC	Other Nonscheduled Air Transportation	Term Loan	2 Yr Libor plus 8.25%	12/1/2044	2,499	2,412	2,952
Tricare Unlimited LLC and Geron Enterprises LLC	Nursing Care Facillities(Skilled Nursing Facilities)	Term Loan	2 Yr Treasury plus 6.51%	1/1/2045	5,713	5,556	6,169
E Entities LLC	Exterminating & Pest Control Services	Term Loan	5 Yr Treasury plus 7.71%	1/1/2030	5,753	5,610	6,143
Trinity MCC Realty, LLC	Motor Vehicle and Parts Dealers	Term Loan	5 Yr Treasury plus 6.58%	2/1/2045	5,258	5,113	5,636
Jaffe Real Estate LLC	Full-Service Restaurant	Term Loan	5 Yr Treasury plus 7.93%	4/1/2045	2,260	2,198	2,686
Berry Ventures Inc	Painting & Wall Covering Contractors	Term Loan	5 Yr Treasury plus 7.25%	4/1/2045	473	460	518
Total					$74,963	$72,976	$77,850
(1) Fair value determined using significant unobservable inputs.

The following table shows NCL’s individual investments as of December 31, 2019:

Portfolio Company	Industry	Type of Investment	Interest Rate	Maturity	Principal	Cost	Fair Value[1]
10 28th Ave SW Associates LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 3.0%	4/1/2045	$2,295	$2,249	$2,488
10 28th Ave SW Associates LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 3.0%	4/1/2045	1,292	1,263	1,401
Cocoa Beach Office LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	2 Yr Libor plus 5.70%	8/1/2044	435	420	443
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Amusement, Gambling, and Recreation Industries	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	6,246	6,090	6,703
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Amusement, Gambling, and Recreation Industries	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	4,803	4,683	5,093
The Emerald Green Group, LLC	Food Services and Drinking Places	Term Loan	2 Yr Libor plus 5.65%	8/1/2029	6,503	6,309	6,462
The Camera Division, LLC	Electronics and Appliance Stores	Term Loan	5 Yr Libor plus 7.25%	9/1/2029	11,318	10,952	11,514
XL Soccer World Orlando II LLC and XL Soccer World Orlando LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 3.25%	11/1/2045	770	616	845
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	10,586	10,374	11,121
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	6,192	6,068	6,505
JW Aviation LLC and 21 Air LLC and AMN Doral LLC	Other Nonscheduled Air Transportation	Term Loan	2 Yr Libor plus 8.25%	12/1/2044	2,520	2,432	3,036
Tricare Unlimited LLC and Geron Enterprises LLC	Nursing Care Facillities(Skilled Nursing Facilities)	Term Loan	2 Yr Treasury plus 6.51%	1/1/2045	5,760	5,602	6,316
E Entities LLC	Exterminating & Pest Control Services	Term Loan	5 Yr Treasury plus 7.71%	1/1/2030	6,000	5,850	6,499
Total					$64,720	$62,908	$68,426
(1) Fair value determined using significant unobservable inputs.

The following tables show certain summarized financial information for NCL:

Selected Statement of Assets and Liabilities Information	September 30, 2020	December 31, 2019
	(Unaudited)
Cash	$1,156	$1,299
Investments in loans, at fair value (amortized cost of $72,976,000 and $62,908,301, respectively)	77,850	68,426
Other assets	1,264	1,094
Total assets	$80,270	$70,819

Bank notes payable	$42,960	$36,938
Other liabilities	1,060	1,635
Total liabilities	44,020	38,573

Net assets	36,250	32,246
Total liabilities and net assets	$80,270	$70,819

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Selected Statements of Operations Information
Interest and other income	$1,554	$1,396	$4,568	$1,396
Total expenses	855	540	2,654	540
Net investment (loss) income	699	856	1,914	856
Net unrealized appreciation (depreciation) on investments	(516)	1,841	(645)	1,841
Net increase in net assets resulting from operations	$183	$2,697	$1,269	$2,697

Non-Control Debt Investments

On September 1, 2020, the Company purchased three loans from NBL, a wholly-owned controlled portfolio company. The purchases were made at par and no realized or unrealized gains or losses have been recorded related to the transaction as of September 30, 2020. The Company is not affiliated with the borrowers of the loans.
NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled and non-controlled affiliated companies for the nine months ended September 30, 2020 were as follows:

Portfolio Company	Fair Value at December 31, 2019	Purchases (Cost)	Principal Received	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Fair Value at September 30, 2020	Interest and Other Income	Dividend Income
Controlled Investments
Newtek Merchant Solutions, LLC (NMS)	$121,250	$—	$—	$—	$(6,250)	$115,000	$—	$7,100
Mobil Money, LLC	3,750	—	—	—	(1,250)	2,500	—	—
Newtek Technology Solutions, Inc. (NTS)	19,361	460	—	—	500	20,321	816	—
International Professional Marketing, Inc.	4,150	750	—	—	—	4,900	13	275
SIDCO, LLC	7,500	—	(625)	—	—	6,875	14	675
CDS Business Services, Inc.	8,000	1,560	—	—	(750)	8,810	484	—
Small Business Lending, LLC	10,050	—	—	—	(2,802)	7,248	31	—
Newtek Insurance Agency, LLC	2,215	—	—	—	—	2,215	—	—
PMTWorks Payroll, LLC	—	120	—	—	(120)	—	—	—
Titanium Asset Management LLC	390	—	—	—	(75)	315	—	—
POS on Cloud, LLC	775	75	—	—	—	850	65	—
Excel WebSolutions, LLC	—	—	—	—	—	—	—	—
Newtek Conventional Lending, LLC	16,123	2,637	(225)	—	(410)	18,125	—	834
Newtek Business Lending, LLC	22,253	15,835	(15,996)	—	—	22,092	—	—
Total Controlled Investments	$215,817	$21,437	$(16,846)	$—	$(11,157)	$209,251	$1,423	$8,884
Non-Control Investments
EMCAP Loan Holdings, LLC	$1,000	$—	$—	$—	$—	$1,000	$—	$71
Total Affiliate Investments	$216,817	$21,437	$(16,846)	$—	$(11,157)	$210,251	$1,423	$8,955

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

At September 30, 2020, the Related Party RLOC interest rate was 2.66%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings from NMS at September 30, 2020 under the Related Party RLOC were $11,550,000.

For the three months ended September 30, 2020 and 2019, interest expense was $7,000 and $269,000 respectively. For the nine months ended September 30, 2020 and 2019, interest expense was $298,000 and $742,000, respectively.

Expenses Incurred from Controlled Portfolio Companies

The Company incurs expenses from certain controlled portfolio companies including managed technology services from NTS, origination and loan processing fees from various related parties and payroll processing fees from PMT.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Managed technology services	$461	$296	$1,285	$710
Origination and loan processing	2,710	2,083	8,464	6,742
Payroll processing fees	8	8	25	27
Total	$3,179	$2,387	$9,774	$7,479

The Company also sub-leases portions of its office space in Lake Success, New York to certain portfolio companies. Amounts charged were as follows:

	Three Months Ended		Nine Months Ended
Portfolio Company	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Newtek Merchant Solutions, LLC	$52	$54	$169	$172
Newtek Technology Solutions, Inc.	3	3	8	8
Small Business Lending, LLC	74	71	221	164
Newtek Insurance Agency, LLC	13	13	43	49
CDS Business Services, Inc.	21	17	59	52
PMTWorks Payroll, LLC	7	10	23	33
Newtek Business Lending, LLC	1	3	4	7
Total	$171	$171	$527	$485

Amounts due from related parties were $6,397,000 and $2,972,000 at September 30, 2020 and December 31, 2019, respectively. Amounts due to related parties were $1,142,000 and $131,000 at September 30, 2020 and December 31, 2019, respectively.

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

	Three Months Ended		Nine Months Ended
Portfolio Company	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Newtek Merchant Solutions, LLC	$107	$84	$292	$287
Newtek Technology Solutions, Inc.	125	119	379	351
PMTWorks Payroll, LLC	22	56	83	135
Newtek Insurance Agency, LLC	32	53	95	148
banc-serv Partners, LLC	—	6	—	87
CDS Business Services, Inc.	30	24	89	59
International Professional Marketing, Inc.	24	24	68	70
SIDCO, LLC	23	24	73	88
Mobil Money, LLC	25	43	96	99
Newtek Business Lending, LLC	34	22	101	64
Small Business Lending, LLC	126	117	381	333
Total	$548	$572	$1,657	$1,721

NOTE 5—SERVICING ASSETS:
Servicing assets are measured at fair value. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells.
The following table summarizes the fair value and valuation assumptions related to servicing assets at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Fair Value	$24,557	$24,411
Discount factor[1]	13.38%	13.38%
Cumulative prepayment rate	8.00%	26.00%
Average cumulative default rate	30.00%	22.00%
(1) Determined based on risk spreads and observable secondary market transactions.

Servicing fee income earned for the three months ended September 30, 2020 and 2019 was $2,875,000 and $2,542,000, respectively. Servicing fee income earned for the nine months ended September 30, 2020 and 2019 was $8,367,000 and $7,473,000, respectively.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date. There were no transfers to or from Level 3 of the fair value hierarchy for assets and liabilities during the nine months ended September 30, 2020 or 2019.
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

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded. In addition, the COVID-19 pandemic is an unprecedented circumstance that could further negatively impact the fair value of the Company’s investments after September 30, 2020 by circumstances and events that are not yet known.

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of September 30, 2020 and December 31, 2019:

	Fair Value Measurements at September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
SBA unguaranteed non-affiliate investments	$393,290	$—	$—	$393,290
SBA guaranteed non-affiliate investments	18,796	—	18,796	—
Controlled investments	191,126	—	—	191,126
Other real estate owned[1]	1,962	—	1,962	—
Non-control investments	16,279	—	—	16,279
Servicing assets	24,557	—	—	24,557
Controlled investments measured at NAV[2]	18,125	—	—	—
Total assets	$664,135	$—	$20,758	$625,252
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

The change in unrealized appreciation (depreciation) included in the condensed consolidated statements of operations attributable to Level 3 investments held at September 30, 2020 includes $6,012,000 in unrealized depreciation on SBA unguaranteed non-affiliate investments, $10,747,000 in unrealized appreciation on controlled investments and $1,299,000 in unrealized depreciation on servicing assets.

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
SBA unguaranteed non-affiliate investments	$417,223	$—	$—	$417,223
SBA guaranteed non-affiliate investments	25,004	—	25,004	—
Controlled investments	199,694	—	—	199,694
Other real estate owned[1]	2,539	—	2,539	—
Non-control investments	1,000	—	—	1,000
Servicing assets	24,411	—	—	24,411
Controlled investments measured at NAV[2]	16,123	—	—	—
Total assets	$685,993	$—	$27,543	$642,328
Liabilities:
Contingent consideration liabilities[3]	$621	$—	$—	$621
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
(3) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities

The following tables represents the changes in investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control Investments	Contingent Consideration Liabilities[1]
Fair value, December 31, 2019	$417,223	$199,694	$24,411	$1,000	$621
Net change in unrealized appreciation (depreciation)	(6,012)	(10,747)	(1,299)	—	—
Realized loss	(5,712)	—	—	—	—
SBA unguaranteed non-affiliate investments, funded	20,619	—	—	—	—
Foreclosed real estate acquired	(646)	—	—	—	—
Purchase of investments	—	18,800	—	15,296	—
Purchase of loans from SBA	5,522	—	—	—	—
Change in fair value of contingent consideration liabilities	—	—	—	—	54
Payment of contingent consideration	—	—	—	—	(675)
Net accretion of premium/discount	(7)	—	—	—	—
Return of investment	—	(15,996)	—	—	—
Principal payments received on debt investments	(37,698)	(625)	—	(17)	—
Additions to servicing assets	—	—	1,445	—	—
Fair value, September 30, 2020	$393,290	$191,126	$24,557	$16,279	$—

(1) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities

	Nine Months Ended September 30, 2019
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control Investments	Contingent Consideration Liabilities[1]
Fair value, December 31, 2018	$349,402	$171,585	$21,360	$1,000	$1,733
Net change in unrealized appreciation (depreciation)	(1,957)	2,954	(3,469)	—	—
Realized gain (loss)	(2,211)	—	—	—	—
SBA unguaranteed non-affiliate investments, funded	84,741	—	—	—	—
Foreclosed real estate acquired	(1,892)	—	—	—	—
Purchase of investments	—	15,364	—	—	—
Return of investment	—	(2,700)	—	—	—
Net accretion of premium/discount	(6)	—	—	—	—
Change in fair value of contingent consideration liabilities	—	—	—	—	64
Payment of contingent consideration	—	—	—	—	(1,154)
Principal payments received on debt investments	(38,472)	(1,885)	—	—	—
Additions to servicing assets	—	—	5,407	—	—
Fair value, September 30, 2019	$389,605	$185,318	$23,297	$1,000	$643
(1) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2020 and December 31, 2019. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at September 30, 2020 and December 31, 2019.

				Range
	Fair Value as of September 30, 2020	Unobservable Input	Weighted Average (A)	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - accrual loans	$366,131	Market yields	4.50%	4.50%	4.50%
SBA unguaranteed non-affiliate investments - non-accrual loans	$27,159	Market yields	5.77%	5.77%	5.77%
Controlled equity investments[1]	$171,205	EBITDA multiples[2]	8.10x	4.50x	9.00x
		Revenue multiples[2]	1.08x	0.15x	2.30x
		Weighted average cost of capital[2]	12.70%	11.20%	19.20%
Controlled debt investments	$19,921	Market yields	9.69%	3.80%	10.00%
Non-control equity investments	$1,000	Asset value	N/A	N/A	N/A
Non-control debt investments	$15,279	Recent transaction	N/A	N/A	N/A
Servicing assets	$24,557	Market yields	13.38%	13.38%	13.38%
(1) Weighted by relative fair value.
(2) The Company valued $137,515,000 of investments using an equal weighting of EBITDA and revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $33,690,000 of investments using only discounted cash flows.

				Range
	Fair Value as of December 31, 2019	Unobservable Input	Weighted Average (A)	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - accrual loans	$382,986	Market yields	5.20%	5.20%	5.20%
SBA unguaranteed non-affiliate investments - non-accrual loans	$34,237	Market yields	5.33%	5.33%	5.33%
Controlled equity investments[1]	$181,917	EBITDA multiples[2]	8.20x	4.50x	9.00x
		Revenue multiples[2]	1.07x	0.15x	2.30x
		Weighted average cost of capital[2]	11.92%	10.70%	18.50%
Controlled debt investments	$17,777	Market yields	9.03%	5.25%	10.00%
Non-control equity investments	$1,000	Asset value	N/A	N/A	N/A
Servicing assets	$24,411	Market yields	13.38%	13.38%	13.38%
Liabilities:
Contingent consideration liabilities	$621	Projected EBITDA and probability of achievement	N/A	N/A	N/A
(1) Weighted by relative fair value.
(2) The Company valued $143,265,000 of investments using an equal weighting of EBITDA and revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $38,653,000 of investments using only discounted cash flows.
NOTE 7—BORROWINGS:

At September 30, 2020 and December 31, 2019, the Company had borrowings comprised of the following:

	September 30, 2020			December 31, 2019
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed[1]	$150,000	$5,000	2.50%	$150,000	$30,000	4.00%
Capital One line of credit - unguaranteed[1]	—	20,183	3.50%	—	—	5.00%
Notes due 2023	57,500	56,387	6.25%	57,500	56,035	6.25%
Notes due 2024	63,250	61,668	5.75%	63,250	61,354	5.75%
Notes payable - related parties	50,000	11,550	2.66%	50,000	12,163	4.71%
Notes payable - Securitization Trusts	235,675	232,045	2.43%	276,637	272,376	3.97%
Total	$556,425	$386,833	3.54%	$597,387	$431,928	4.61%
1 Total combined commitments of the guaranteed and unguaranteed lines of credit were $150,000,000 at September 30, 2020 and $150,000,000 at December 31, 2019.

As of September 30, 2020, our asset coverage was 183%.

Outstanding borrowings under the 2023 Notes, 2024 Notes and Notes payable - Securitization Trusts consisted of the following:

	September 30, 2020			December 31, 2019
	Notes Due 2023	Notes Due 2024	Notes Payable- Securitization Trusts	Notes Due 2023	Notes Due 2024	Notes Payable- Securitization Trusts
Principal balance	$57,500	$63,250	$235,675	$57,500	$63,250	$276,637
Unamortized deferred financing costs	(1,113)	(1,582)	(3,630)	(1,465)	(1,896)	(4,261)
Net carrying amount	$56,387	$61,668	$232,045	$56,035	$61,354	$272,376

At September 30, 2020 and December 31, 2019, the carrying amount of the Company’s borrowings under the Capital One lines of credit, Notes payable - related parties and Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

The fair values of the fixed rate 2023 Notes and 2024 Notes are based on the closing public share price on the date of measurement. On September 30, 2020, the closing price of the 2023 Notes was $25.25 per note, or $58,075,000. On December 31, 2019, the closing price of the 2023 Notes was $25.68 per note, or $59,064,000. On September 30, 2020, the closing price of the 2024 Notes was $25.15 per note, or $63,630,000. On December 31, 2019, the closing price of the 2024 Notes was $25.94 per note, or $65,628,000. These borrowings are not recorded at fair value on a recurring basis.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the nine months ended September 30, 2020 and 2019 was $13,727,000 and $14,916,000, respectively. Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three months ended September 30, 2020 and 2019 was $3,940,000 and $5,476,000, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES:
Operating and Employment Commitments
The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2027. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses.
The following summarizes the Company’s obligations and commitments, as of September 30, 2020 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements[1]	Total
2020	$432	$403	$835
2021	1,604	335	1,939
2022	1,576	—	1,576
2023	1,619	—	1,619
2024	1,663	—	1,663
Thereafter	3,670	—	3,670
Total	$10,564	$738	$11,302
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
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBC. Maximum borrowings under the Sterling Receivable and Inventory Facility are $35,000,000. The Sterling Receivable and Inventory Facility matures in August 2022 and automatically renews annually. At September 30, 2020, total principal owed by NBC was $22,470,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At September 30, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Facility. Maximum borrowings under the NBL Facility are $75,000,000 with an accordion feature to increase maximum borrowings to $150,000,000. The NBL Facility matures in July 2021. At September 30,

2020, total principal owed by NBL was $22,966,000. At September 30, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50,000,000. The Webster Facility matures in November 2023. At September 30, 2020, total principal outstanding was $37,250,000. At September 30, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At September 30, 2020, the Company had $3,981,000 of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

At September 30, 2020, NCL had $1,140,000 of unfunded commitments in connection with partial funding of certain of its non-conforming conventional commercial and industrial term loan investments. NCL will fund 50% of the total unfunded commitments. NCL will fund these commitments from the same sources it uses to fund its other investment commitments.

NOTE 9—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

	Nine Months Ended September 30,
	2020	2019
Per share data¹
Net asset value at beginning of period	$15.70	$15.19
Net investment income (loss)	1.49	(0.14)
Net realized gain on investments	0.12	1.77
Net unrealized appreciation (depreciation) on investments	(0.84)	0.08
Net unrealized depreciation on servicing assets	(0.06)	(0.18)
Change in deferred taxes	0.14	(0.04)
Net increase in net assets resulting from operations	0.85	1.49
Distributions to common stockholders	(1.58)	(1.44)
Stock-based compensation expense	0.01	0.02
Accretive effect of stock offerings (issuing shares above NAV per share)	0.17	0.14
Accretive effect of shares issued in connection with DRIP (issuing shares above NAV per share)	—	0.01
Dilutive effect of restricted stock awards	—	(0.01)
Other⁴	(0.02)	0.01
Net asset value at end of period	$15.13	$15.41

Per share market value at end of period	$18.57	$22.58
Total return based on market value² ⁶	(9.86)%	38.47%
Total return based on change in NAV³ ⁶	6.43%	10.93%
Shares outstanding at end of period (in thousands)	21,435	19,447

Ratios/Supplemental Data:
Net assets at end of period	$324,391	$299,752
Ratio of expenses to average net assets⁷	19.22%	21.13%
Ratio of net investment income (loss) to average net assets⁷	12.93%	(1.18)%
Portfolio turnover[8]	196.04%	45.40%
Average debt outstanding	$393,023	$368,043
Average debt outstanding per share	$18.34	$18.93
Asset coverage ratio⁵	183%	175%
Senior securities outstanding	$393,158	$398,586
(1) Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2) Total return based on market value is calculated based on the purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported and assumes reinvestment of dividends at prices obtained by the Company's DRIP plan during the period. The return does not reflect any sales load that may be paid by an investor. Prior periods have been recalculated to conform to the current period methodology prescribed by Regulation S-X.
(3) Total return based on change in NAV is calculated using the change in net asset value plus dividends to stockholders during the period, divided by the beginning net asset value.
(4) Includes the impact of the different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(5) Calculated based on the amount of senior securities outstanding at period end.
(6) Not annualized.
(7) Annualized for the nine months ended September 30, 2020.
(8) Portfolio turnover is calculated by dividing (a) the lesser of purchases or sales of portfolio securities by (b) the average total investments at fair value. The calculation includes PPP loan activity beginning in the second quarter of 2020. Exclusive of PPP loan originations and sales, portfolio turnover for the nine months ended September 30, 2020 was 14.35%. Prior periods have been recalculated to conform to the current period methodology prescribed by Regulation S-X.

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

The Board approves the issuance of shares of restricted stock to employees and directors pursuant to the Equity Incentive Plan. These shares generally vest over a one to three year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the Equity Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of September 30, 2020.

Restricted Stock authorized under the plan[1]	1,500,000
Less net restricted stock (granted)/forfeited during:
Year ended December 31, 2016	(120,933)
Year ended December 31, 2017	(5,007)
Year ended December 31, 2018	(93,568)
Year ended December 31, 2019	(6,285)
Nine months ended September 30, 2020	2,639
Restricted stock available for issuance as of September 30, 2020	1,276,846
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

As of September 30, 2020, there was $271,000 of total unrecognized compensation expense related to unvested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 6 months as of September 30, 2020.

For the three months ended September 30, 2020 and 2019 the Company recognized total stock-based compensation expense of $129,000 and $184,000, respectively.

For the nine months ended September 30, 2020 and 2019 the Company recognized total stock-based compensation expense of $439,000 and $462,000, respectively.

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

On July 10, 2019, the Company entered into the 2019 ATM Equity Distribution Agreement. The 2019 ATM Equity Distribution Agreement provided that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. On February 28, 2020, we amended the 2019 ATM Equity Distribution Agreement to add UBS Securities LLC as a placement agent. The company paid the placement agents $141,000 in compensation during the nine months ended September 30, 2020.

The following table summarizes the total shares sold and net proceeds received under the 2019 ATM Equity Distribution Agreement:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Shares sold	359,819	1,356,698
Net weighted average price per share	$20.40	$22.27
Net proceeds	$7,342	$30,212

On June 24, 2020, the Company terminated the 2019 ATM Equity Distribution Agreement. As of June 24, 2020, the Company had sold 1,716,517 shares of its common stock under the Amended 2019 ATM Equity Distribution Agreement, and received net proceeds of $37,554,000. The Company paid the ATM placement agents a total of $758,000 in compensation under the 2019 ATM Equity Distribution Agreement.

On June 25, 2020, the Company entered into the 2020 ATM Equity Distribution Agreement. The 2020 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. The company paid the placement agents $187,000 in compensation during the nine months ended September 30, 2020. As of September 30, 2020, there were 2,499,943 shares of common stock available for sale under the 2020 ATM Equity Distribution Agreement.

The following table summarizes the total shares sold and net proceeds received under the 2020 ATM Equity Distribution Agreement:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Shares sold	500,057	—
Net weighted average price per share	$18.35	$—
Net proceeds	$9,176	$—

The Company used the net proceeds for funding investments in debt and equity securities in accordance with its investment objective and strategies.

NOTE 12—EARNINGS PER SHARE:

The following table summarizes the calculations for the net increase in net assets resulting from operations per common share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net increase in net assets resulting from operations	$(453)	$10,637	$17,761	$28,398
Weighted average shares outstanding	21,192	19,228	20,942	19,115
Net increase (decrease) in net assets resulting from operations per common share	$(0.02)	$0.55	$0.85	$1.49

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

As the rate implicit in the leases generally is not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are excluded from our weighted-average remaining lease term.

The following table summarizes supplemental cash flow and other information related to our operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$407	$416	$1,646	$1,192
Weighted-average remaining lease term - operating leases	6.35 years	7.25 years	6.35 years	7.25 years
Weighted-average discount rate - operating leases	4.76%	4.76%	4.76%	4.76%
Total lease costs (included in other general and administrative costs on the consolidated statements of operations)	$222	156	$637	$534

The following table represents the maturity of the Company’s operating lease liabilities as of September 30, 2020:

Maturity of Lease Liabilities
2020	408
2021	1,555
2022	1,576
2023	1,619
2024	1,663
Thereafter	3,670
Total future minimum lease payments	$10,491
Less: Imputed interest	$(1,492)
Present value of future minimum lease payments	$8,999

NOTE 14—DIVIDENDS AND DISTRIBUTIONS:

The Company’s dividends and distributions are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions during the nine months ended September 30, 2020 and 2019.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Nine months ended September 30, 2020
February 5, 2020	March 18, 2020	March 31, 2020	$0.44	$8,882	18	$224
June 12, 2020	July 15, 2020	July 31, 2020	$0.56	$11,450	13	$235
July 20, 2020	September 21, 2020	September 30, 2020	$0.58	$12,107	13	$231

Nine months ended September 30, 2019
February 15, 2019	March 15, 2019	March 29, 2019	$0.40	$7,355	12	$220
May 1, 2019	June 14, 2019	June 28, 2019	$0.46	$8,482	12	$260
August 21, 2019	September 20, 2019	September 30, 2019	$0.58	$10,899	14	$300

During the nine months ended September 30, 2020 and 2019, an additional 9,600 and 8,600 shares valued at $173,000 and $185,000, respectively, were issued related to dividends on unvested restricted stock awards.

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

Newtek Merchant Solutions, LLC

NMS markets and sells credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment.

The summarized financial information of our unconsolidated subsidiary is as follows:

Balance Sheets - Newtek Merchant Solutions, LLC	As of September 30, 2020	As of December 31, 2019
Current assets	$17,862	$14,707
Noncurrent assets	27,979	29,709
Total assets	$45,841	$44,416
Current liabilities	6,401	9,487
Noncurrent liabilities	33,292	28,304
Total liabilities	$39,693	$37,791
Total member’s equity	$6,148	$6,625

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Income - Newtek Merchant Solutions, LLC	2020	2019	2020	2019
Revenue	$8,914	$10,566	$25,132	$27,621
Expenses	5,769	7,589	17,306	17,427
Income from operations	$3,145	$2,977	$7,826	$10,194
Interest (expense) income, net	(151)	(169)	(600)	(661)
Income before tax	$2,994	$2,808	$7,226	$9,533

The Company recorded the following related to its investment in NMS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Dividend income	$1,700	$3,600	$7,100	$8,975
Distribution in excess of basis (realized gain)	$—	$1,600	$—	$1,600
Unrealized appreciation (depreciation)	$—	$—	$(6,250)	$5,000

NOTE 16—SUBSEQUENT EVENTS:

Common Stock

From October 1, 2020 through November 11, 2020 the Company sold 350,774 shares of its common stock at a weighted average price of $17.27 per share under the 2020 ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $6,060,000. As of November 11, 2020, there were 2,149,169 shares of common stock available for sale under the 2020 ATM Equity Distribution Agreement.
NBL Facility

On November 4, 2020, the NBL Facility was amended to, among other things, extend the date on which the lenders’ commitments terminate until November 4, 2022, with all amounts due under the Credit Facility maturing on November 4, 2023. The Company remains a guarantor on the NBL Facility.

Dividends

On November 11, 2020, the Company declared a fourth quarter 2020 cash dividend of $0.47 per share, which is payable on December 30, 2020 to shareholders of record as of December 18, 2020.

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
Nine Months Ended September 30, 2020

Portfolio Company	Type of Investment[1]	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income[3]	Fair Value at December 31, 2019	Gross Additions[4]	Gross Reductions[5]	Fair Value at September 30, 2020
Advanced Cyber Security Systems, LLC	50% Membership Interest[2]	$—	$—	$—	$—	$—	$—	$—
	Term Loan (3%)[2]	—	—	—	—	—	—	—

Automated Merchant Services, Inc.	100% Common Stock[2]	—	—	—	—	—	—	—

CDS Business Services, Inc.	100% Common Stock[2]	—	(750)	—	3,000	—	(750)	2,250
	Line of Credit (10%)	—	—	484	5,000	1,560	—	6,560

Newtek Technology Solutions, Inc.	100% Common Stock[2]	—	500	—	9,000	500	—	9,500
	Line of Credit (10%)	—	—	816	10,361	460	—	10,821

Newtek Insurance Agency, LLC	100% Membership Interest[2]	—	—	—	2,215	—	—	2,215

PMTWorks Payroll, LLC	100% Membership Interest[2]	—	(120)	—	—	120	(120)	—
	Term Loans (10%-12%)[2]	—	—	—	—	—	—	—

Small Business Lending, LLC	100% Membership Interest[2]	—	(2,802)	—	9,650		(2,802)	6,848
	Term Loan (10%)	—	—	31	400	—	—	400

banc-serv Partners, LLC	100% Membership Interest[2]	—	—	—	—	—	—	—

International Professional Marketing, Inc.	100% Common Stock	—	—	275	4,150	—	—	4,150
	Line of Credit (Prime + 0.5%)[6]	—	—	13	—	750	—	750

SIDCO, LLC	100% Membership Interest	—	—	675	6,650	—	—	6,650
	Line of Credit (Prime + 0.5%)[6]	—	—	14	850	—	(625)	225

Newtek Merchant Solutions, LLC	100% Membership Interest	—	(6,250)	7,100	121,250	—	(6,250)	115,000

Titanium Asset Management, LLC	100% Membership Interest[2]	—	—	—	—	—	—	—
	Term Loan (10%)[2]	—	(75)	—	390	—	(75)	315

Portfolio Company	Type of Investment[1]	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income[3]	Fair Value at December 31, 2019	Gross Additions[4]	Gross Reductions[5]	Fair Value at September 30, 2020
Newtek Business Lending, LLC	100% Membership Interest[2]	—	—	—	22,253	15,835	(15,996)	22,092

Newtek Conventional Lending, LLC	50% Membership Interest	—	(410)	834	16,123	2,387	(385)	18,125

Mobil Money, LLC	100% Membership Interest	—	(1,250)	—	3,750	—	(1,250)	2,500

POS on Cloud, LLC	50.1% Membership Interest[2]	—	—	—	—	—	—	—
	Term Loan (10%)	—	—	65	775	75	—	850

Excel WebSolutions LLC	Term Loans (10%)[2]	—	—	—	—	—	—	—
	100% Membership Interest[2]	—	—	—	—	—	—	—

Total Controlled Investments		$—	$(11,157)	$10,307	$215,817	$21,687	$(28,253)	$209,251

Non-Control Investments
EMCAP Loan Holdings, LLC	6.04% Membership Interest	—	—	71	1,000	—	—	1,000

Total Affiliate Investments		$—	$(11,157)	$10,378	$216,817	$21,687	$(28,253)	$210,251

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
(6) Index based floating rate debt investments bear interest at rate of Prime plus a contractual spread which typically resets monthly. At September 30, 2020, the Prime rate in effect was 3.25%.

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
•the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and
•our ability to recover unrealized losses;
•NSBF’s ability to issue SBA 7(a) guaranteed loans;
•the future authorization or reauthorization of the PPP, and our ability to participate in any such program;
•our ability to comply with the laws, rules, and guidance regarding the current or any reauthorized PPP; and
•the ability of our SBA 7(a) borrowers to pay principal and interest, including after any deferment period granted by NSBF; and
•the ability to enter into joint ventures or other financing arrangements.

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

Executive Overview

We are a leading national non-bank lender and own and control certain portfolio companies under the Newtek® brand (our “controlled portfolio companies,” as defined below) that provide a wide range of business and financial solutions to SMBs. Newtek's and its portfolio companies’ business and financial solutions include: Business Lending, including origination of SBA 7(a), SBA 504, and nonconforming (non SBA) conventional loans, as well as PPP loans in the second and third quarters of 2020, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), Technology Consulting, eCommerce, Accounts Receivable and Inventory Financing, personal and commercial Insurance Services, Web Services, Data Backup, Storage and Retrieval, and Payroll and Benefits Solutions to SMB accounts nationwide across all industries. We have an established and reliable platform that is not limited by client size, industry type, or location. As a result, we believe we have a strong and diversified client base across every state in the U.S. and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us and our controlled portfolio companies to acquire and process our SMB clients in a very cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software, which is similar to, but we believe better suited for our needs than, the system popularized by Salesforce.com. We believe that this technology and business model distinguishes us from our competitors.
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

NSBF, a nationally licensed SBA lender under the federal Section 7(a) loan program, has been granted PLP status and originates, sells and services SBA 7(a) loans and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender with PLP status allows NSBF to expedite the origination of loans since NSBF is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status would adversely impact our marketing efforts and ultimately our loan origination volume which would negatively impact our results of operations.

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

We regularly engage in discussions with third parties with respect to various potential transactions. We may acquire an investment or a portfolio of investments or an entire company or sell a portion of our portfolio on an opportunistic basis. We, our subsidiaries, or our affiliates may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we may earn management or other fees for our services. We may also invest in the equity of these funds, along with other third parties, from which we would seek to earn a return and/or future incentive allocations. We may enter into new joint venture partnerships to create additional third-party capital to originate loans. Some of these transactions could be material to our business. Consummation of any such transaction will be subject to completion of due diligence, finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions including, without limitation, the approval of our board of directors and required regulatory or third-party consents and, in certain cases, the approval of our shareholders. Accordingly, there can be no assurance that any such transaction would be consummated. Any of these transactions or funds may require significant management resources either during the transaction phase or on an ongoing basis depending on the terms of the transaction.

On March 27, 2020, the CARES Act was signed into law in response to the COVID-19 pandemic. Specifically, the CARES Act included $349 billion to establish the PPP that expanded the existing SBA Section 7(a) loan program until June 30, 2020 to provide 100% federally-backed loans to eligible businesses. Subsequently, on April 3, 2020, the SBA, in conjunction with the U.S. Department of Treasury (the “Treasury”), adopted the PPP interim final rule (the “Regulations”) to implement the PPP and effectuate the expansion of the Section 7(a) loan program. The Regulations established additional rules and requirements of the PPP, including loan forgiveness, and were amended from time to time to provide additional guidance and clarifications. Congress approved additional funding for the PPP of approximately $320 billion on April 24, 2020. On July 4, 2020, a bill was passed to re-open the application window for the PPP until August 8, 2020. The PPP closed on August 8, 2020 and as such, the SBA is no longer accepting PPP applications. Should the government provide a new economic government stimulus package during the fourth quarter of 2020, such as a renewed PPP or similar program, the Company intends to participate and offer loans to business owners in need of additional financing through such a program. On June 29, 2020, NSBF restarted its SBA 7(a) loan program and began accepting SBA 7(a) loan applications. The Company is currently operating with no assumption of a future economic stimulus package and expects that SBA 7(a) loan originations will increase in the fourth quarter of 2020 in the absence of a PPP renewal.

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which the Company operates. In accordance with guidance from various state and local governments, the majority of the Company’s employees continue to work remotely, which has not impacted our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. Additionally, as of late September 2020, travelers from the United States were not allowed to visit Canada, Australia, or the majority of countries in Europe, Asia, Africa, and South America. These continued travel restrictions may prolong the global economic downturn. The absence of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economics may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our and our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Though the magnitude of the impact remains to be seen, we expect our portfolio companies to potentially be negatively impacted. We believe that certain negative impacts to our SBA 7(a) borrowers may have been muted, in part, due to provisions of the CARES Act that provided for six months of principal, interest and fees to be paid by the SBA directly to NSBF beginning in April 2020. With the end of the SBA’s payment of principal, interest and fees on behalf of our SBA 7(a) borrowers, we may see increases in loan delinquencies and borrowers requesting loan deferments. A deferment is the postponement of scheduled loan payments of principal and/or interest to a later date. Generally, the amount deferred should not exceed six cumulative monthly payments or 20% of the original amount of loan, whichever is less. In addition, due to the COVID-19 pandemic, we have experienced and may continue to experience a decline in SBA 7(a) loan originations and gains on sale from guaranteed portions of SBA 7(a) loans.

Moreover, COVID-19 has adversely impacted and is likely to further adversely impact our operations and the operations of our borrowers, customers, portfolio companies and business partners. For example, as a result of the significant uncertainty due to COVID-19 we could experience declining values of other financial assets and other negative impacts on our financial position, including possible constraints on liquidity and capital, as well as higher costs of capital. A number of factors impacting us or our portfolio companies, borrowers, customers or business partners could materially adversely affect our business, results of operations, and financial condition, including but not limited to:

•increases in loan delinquencies, losses and charge-offs;
•increases in borrowers seeking and being granted deferments of principal and interest payments, which could negatively impact cash flow from net interest and servicing payments normally available to the Company, during the deferment period;
•collateral for loans, including real estate, may decline in value, which could cause loan losses to increase;
•demand for our, and our portfolio companies’, business products and solutions may decline, making it difficult to grow or maintain our assets and income;
•net worth and liquidity of the guarantors on our loans may decline, which could cause loan losses to increase;
•our risk management policies and practices may be negatively impacted by among, other things, changes in the SBA 7(a) loan program, including changes to SBA rules, regulations and SBA standard operating procedures;
•cyber risk has increased as criminals have sought to take advantage of the changes of business practices necessitated by COVID-19.

We are continuing to assess what additional adverse financial and operational consequences may result from the global spread of COVID-19 and the associated economic turbulence, however, the extent of such consequences remains uncertain as of the filing of this Form 10-Q as we do not believe there have been comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and the ultimate impact of the outbreak is highly uncertain and subject to change.

Revenues

We generate revenue in the form of interest, dividend, servicing and other fee income on debt and equity investments. Our debt investments typically have terms of 10 to 25 years and bear interest at prime plus a margin. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We receive servicing income related to the guaranteed portions of SBA investments which we originate and sell into the secondary market. These recurring fees are earned daily and recorded when earned. In addition, we may generate revenue in the form of packaging, prepayment, legal and late fees. We record such fees related to loans as other income. Dividends are recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income is recorded at the time dividends are declared. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income, return of capital or realized gain. In addition, under the PPP that began in the second quarter of 2020, the SBA reimburses the Company for originating loans and such SBA reimbursements are included as interest income on PPP loans. Income earned in connection with the PPP should not be viewed as recurring. The PPP closed on August 8, 2020 and as such, the SBA is no longer accepting PPP applications.
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
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBC. Maximum borrowings under the Sterling Receivable and Inventory Facility are $35,000,000. The Sterling Receivable and Inventory Facility matures in August 2022 and automatically renews annually. At September 30, 2020, total principal owed by NBC was $22,470,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At September 30, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Facility. Maximum borrowings under the NBL Facility are $75,000,000 with an accordion feature to increase maximum borrowings to $150,000,000. The NBL Facility matures in July 2021. At September 30, 2020, total principal owed by NBL was $22,966,000. At September 30, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50,000,000. The Webster Facility matures in November 2023. At September 30, 2020, total principal outstanding was $37,250,000. At September 30, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At September 30, 2020, the Company had $3,981,000 of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

At September 30, 2020, NCL had $1,140,000 of unfunded commitments in connection with partial funding of certain of its non-conforming conventional commercial and industrial term loan investments. NCL will fund 50% of the total unfunded commitments. NCL will fund these commitments from the same sources it uses to fund its other investment commitments.

Loan Portfolio Asset Quality and Composition
The following tables set forth distributions of the cost basis of the Company’s SBA 7(a) loan portfolio at September 30, 2020 and December 31, 2019, respectively, in thousands. The tables include loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at September 30, 2020 and December 31, 2019 is $15,387,000 and $11,307,000, respectively.

Distribution by Business Type

As of September 30, 2020
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,795	$332,524	$185	80.8%
Business Acquisition	273	57,688	207	14.0%
Start-Up Business	226	21,563	96	5.2%
Total	2,294	$411,775	$180	100.0%

As of December 31, 2019
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,892	$349,320	$185	81.3%
Business Acquisition	273	58,155	207	13.5%
Start-Up Business	230	22,221	96	5.2%
Total	2,395	$429,696	$179	100.0%
Distribution by Borrower Credit Score

September 30, 2020
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	20	$4,236	$212	1.0%
551 to 600	62	17,272	279	4.2%
601 to 650	323	66,220	205	16.1%
651 to 700	710	119,981	169	29.2%
701 to 750	679	119,579	176	29.0%
751 to 800	431	75,299	175	18.3%
801 to 850	66	9,078	138	2.2%
Not available	3	112	37	—%
Total	2,294	$411,775	$180	100.0%

December 31, 2019
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	20	$4,315	$216	1.0%
551 to 600	66	18,296	277	4.3%
601 to 650	344	69,265	201	16.1%
651 to 700	749	126,797	169	29.5%
701 to 750	709	124,725	176	29.0%
751 to 800	439	77,646	177	18.1%
801 to 850	65	8,528	131	2.0%
Not available	3	124	41	—%
Total	2,395	$429,696	$179	100.0%

Distribution by Primary Collateral Type

September 30, 2020
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	932	$219,177	$235	53.3%
Machinery and Equipment	400	75,879	190	18.4%
Residential Real Estate	473	37,865	80	9.2%
Accounts Receivable and Inventory	245	37,933	155	9.2%
Other	94	32,115	342	7.8%
Unsecured	110	5,331	48	1.3%
Furniture and Fixtures	26	1,750	67	0.4%
Liquid Assets	14	1,726	123	0.4%
Total	2,294	$411,775	$180	100.0%

December 31, 2019
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	962	$225,434	$234	52.5%
Machinery and Equipment	420	82,725	197	19.3%
Residential Real Estate	507	41,713	82	9.7%
Accounts Receivable and Inventory	255	39,380	154	9.2%
Other	105	32,380	308	7.5%
Unsecured	104	4,362	42	1.0%
Furniture and Fixtures	28	2,674	96	0.6%
Liquid Assets	14	1,026	73	0.2%
Total	2,395	$429,696	$179	100.0%
Distribution by Days Delinquent

September 30, 2020
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Accrual
Current	2,105	$351,151	$167	85.3%
31 to 60 days	19	5,237	276	1.3%
61 to 90 days	—	—	—	—%
91 days or greater	1	29	29	—%
Non-accrual	169	55,358	328	13.4%
Total	2,294	$411,775	$180	100.0%

December 31, 2019
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Accrual
Current	2,086	$338,919	$162	78.8%
31 to 60 days	48	14,459	301	3.4%
61 to 90 days	—	—	—	—%
91 days or greater	48	17,233	359	4.0%
Non-accrual	213	59,085	277	13.8%
Total	2,395	$429,696	$179	100.0%

Consolidated Results of Operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code.
Comparison of the three months ended September 30, 2020 and 2019
Investment Income

(in thousands)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Change
Investment income:
Interest income - PPP loans	$3,085	$—	$3,085
Interest income - SBA 7(a) loans	6,357	7,691	(1,334)
Interest income - non-control investments	107	—	107
Dividend income	2,265	4,555	(2,290)
Servicing income	2,875	2,542	333
Other income	240	1,233	(993)
Total investment income	$14,929	$16,021	$(1,092)

Interest Income
The Company began earning interest income from PPP loans in the second quarter of 2020 under the CARES Act, which allowed NSBF, as an SBA 7(a) lender, to originate loans under the newly-established PPP. Under the PPP, current SBA 7(a) lenders were automatically approved to extend 100% federally guaranteed PPP loans to certain small businesses. During the three months ended September 30, 2020, NSBF originated $1.19 billion of PPP loans resulting in $3,085,000 of fees generated. Pursuant to the PPP, the interest rate on PPP loans is capped at 1.0%. In addition, the SBA will reimburse a lender authorized to make a PPP loan at a rate, based on the balance of the financing outstanding at the time of disbursement of the PPP loan, of: (i) 5% for PPP loans of not more than $350,000; (ii) 3% for loans of more than $350,000 and less than $2,000,000; and (iii) 1% for loans of not less than $2,000,000. Such SBA reimbursements are included in Interest Income - PPP loans. Income earned in connection with the PPP should not be viewed as recurring. The PPP closed on August 8, 2020 and as such, the SBA is no longer accepting PPP applications.
The decrease in interest income on SBA 7(a) loans was attributable to the decrease in the average Prime Rate in effect on our portfolio from 5.50% to 3.25% over the twelve month period. The decrease was partially offset by an increase in the average outstanding performing portfolio of SBA non-affiliate investments to $359,052,000 from $346,037,000 for the three months ended September 30, 2020 and 2019, respectively. The increase in the average outstanding accrual portfolio resulted from the origination of new SBA non-affiliate investments period over period.
Dividend Income

Dividend income was earned from the following portfolio companies for the three months ended September 30, 2020 and 2019:

(in thousands)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Change
Newtek Merchant Solutions, LLC (NMS)	$1,700	$3,600	$(1,900)
International Professional Marketing, Inc.	125	150	(25)
SIDCO, LLC	175	250	(75)
Mobil Money, LLC	—	100	(100)
Newtek Conventional Lending, LLC	234	428	(194)
EMCAP Loan Holdings, LLC	31	27	4
Total dividend income	$2,265	$4,555	$(2,290)

Dividend income is dependent on portfolio company earnings. Current quarter dividend income may not be indicative of future period dividend income, particularly in light of the COVID-19 pandemic. See “COVID-19 Developments.”
Dividend income related to our payment processing portfolio company, NMS, decreased $1,900,000 period over period due to pandemic-related lower processing volumes.
NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the three months ended September 30, 2020 and 2019:

(in thousands):	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Change
Total NSBF originated servicing portfolio	$1,675,217	$1,670,172	$5,045
Total average NSBF originated portfolio earning servicing income	$1,109,271	$1,040,429	$68,842
Total servicing income earned	$2,875	$2,542	$333
The increase in servicing income was due to the $68,842,000 increase in total portfolio investments for which we earn servicing income period over period, as well as government payments made during the second and third quarters of 2020. The increase in the portfolio was attributable to an increase in SBA 7(a) non-affiliate investments period over period.
Other Income

Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The decrease was related to a decrease in legal, prepayment and packaging fees earned as a result of the lower volume of SBA 7(a) loans originated of $12,958,000 compared to $114,342,000 for the three months ended September 30, 2020 and 2019, respectively. As a result of the uncertain economic impact to U.S. small businesses created by the COVID-19 pandemic, the Company temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans beginning in March 2020 through the conclusion of the PPP.

Expenses:

(in thousands)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Change
Salaries and benefits	$3,669	$3,587	$82
Interest	3,939	5,476	(1,537)
Depreciation and amortization	93	125	(32)
Professional fees	651	1,215	(564)
Origination and loan processing	1,120	2,134	(1,014)
Origination and loan processing - related party	2,705	2,060	645
Change in fair value of contingent consideration liabilities	—	9	(9)
Other general and administrative costs	1,082	1,697	(615)
Total expenses	$13,259	$16,554	$(3,295)

Interest Expense
The following is a summary of interest expense by facility for the three months ended September 30, 2020 and 2019:

(in thousands)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Change
Notes payable - Securitization Trusts	$1,579	$2,497	$(919)
Bank notes payable	322	931	(608)
Notes due 2022	—	66	(66)
Notes due 2023	1,016	1,017	(1)
Notes due 2024	1,015	696	319
Notes payable - related parties	7	269	(261)
Total interest expense	$3,939	$5,476	$(1,537)

The decrease in interest expense period over period is primarily from Notes payable - Securitization Trusts and Bank notes payable, which relate to a decrease in the average outstanding balance and interest rates period over period. The decrease from Notes Payable - Securitization Trusts was the result of the termination of securitization transaction in July 2019. During the three months ended September 30, 2020, we recognized a full period of interest expense on the $63,250,000 of 2024 Notes, which resulted in $319,000 of additional interest expense, offset by a reduction of interest expense related to our redemption of the 2022 Notes.

Professional Fees

The decrease in professional fees was driven by an expense in the third quarter of 2019 related to previously deferred offering costs related to our prior registration statement.

Origination and Loan Processing

The decrease in Origination and Loan Processing expenses was attributed to a decrease in SBA 7(a) loan fundings.

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

Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains (losses) from SBA non-affiliate investments for the three months ended September 30, 2020 and 2019 were a net realized loss of $722,000 and net realized gain of $10,865,000, respectively. This included realized losses of $2,369,000 and $838,000, respectively.

Net Realized Gains on SBA 7(a) Non-Affiliate Investments

	Three Months Ended
	September 30, 2020		September 30, 2019
	# of Debt Investments	$ Amount (in thousands)	# of Debt Investments	$ Amount (in thousands)
SBA non-affiliate investments originated during the quarter	9	$12,958	148	$114,342
SBA guaranteed non-affiliate investments sold during the quarter	16	$11,826	147	$89,060
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$1,647	—	$11,703
Average sale price as a percent of principal balance[1]	—	111.79%	—	111.49%
(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Change
Net unrealized depreciation on SBA guaranteed non-affiliate investments	$(111)	$(209)	$98
Net unrealized appreciation (depreciation) on SBA unguaranteed non-affiliate investments	132	(14)	146
Net unrealized (depreciation) appreciation on controlled investments	(285)	957	(1,242)
Change in deferred taxes	70	(27)	97
Total net unrealized (depreciation) appreciation on investments	$(194)	$707	$(901)

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

Net Unrealized Appreciation (Depreciation) on Controlled Investments

Unrealized appreciation (depreciation) was derived from the following portfolio companies for the three months ended September 30, 2020 and 2019:

(in thousands)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Change
International Professional Marketing, Inc.	—	250	(250)
SIDCO, LLC	—	(250)	250
PMTWorks Payroll, LLC	(35)	(155)	120
Small Business Lending, LLC	—	252	(252)
Newtek Conventional Lending, LLC	(250)	860	(1,110)
Total net unrealized (depreciation) appreciation on controlled investments	$(285)	$957	$(1,242)

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the three months ended September 30, 2020 and 2019, we recognized a provision for deferred taxes of $70,000 and $27,000, respectively, related to the net unrealized appreciation and depreciation of controlled portfolio company investments.

Comparison of the nine months ended September 30, 2020 and 2019
Investment Income

(in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Change
Investment income:
Interest income - PPP loans	$37,742	$—	$37,742
Interest income - SBA 7(a) loans	20,805	22,178	(1,373)
Interest income - non-control investments	107	—	107
Dividend income	8,955	10,564	(1,609)
Servicing income	8,367	7,473	894
Other income	1,449	3,720	(2,271)
Total investment income	$77,425	$43,935	$33,490
Interest Income
The Company began earning interest income from PPP loans in the second quarter of 2020 under the CARES Act, which allowed NSBF, as an SBA 7(a) lender, to originate loans under the newly-established PPP. Under the PPP, current SBA 7(a) lenders were automatically approved to extend 100% federally guaranteed PPP loans to certain small businesses. During the nine months ended September 30, 2020, NSBF originated $1.19 billion of PPP loans resulting in $37,742,000 of fees generated. Pursuant to the PPP, the interest rate on PPP loans is capped at 1.0%. In addition, the SBA will reimburse a lender authorized to make a PPP loan at a rate, based on the balance of the financing outstanding at the time of disbursement of the PPP loan, of: (i) 5% for PPP loans of not more than $350,000; (ii) 3% for loans of more than $350,000 and less than $2,000,000; and (iii) 1% for loans of not less than $2,000,000. Such SBA reimbursements are included in Interest Income - PPP Loans. Income earned in connection with the PPP should not be viewed as recurring. The PPP closed on August 8, 2020 and as such, the SBA is no longer accepting PPP applications.
The decrease in interest income from SBA 7(a) loans was attributable to the decrease in the average Prime Rate in effect on our portfolio from 5.50% to 3.75% over the twelve month period. The decrease was partially offset by $451,000 of interest income relating to the full payoff of a loan in non-accrual status during the second quarter of 2020, as well as the average outstanding accrual portfolio of SBA non-affiliate investments increasing to $367,025,000 from $332,476,000 for the nine months ended September 30, 2020 and 2019, respectively. The increase in the average outstanding accrual portfolio resulted from the origination of new SBA non-affiliate investments period over period.
Dividend Income

Dividend income was earned from the following portfolio companies for the nine months ended September 30, 2020 and 2019:

(in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Change
Newtek Merchant Solutions, LLC (NMS)	$7,100	$8,975	$(1,875)
International Professional Marketing, Inc.	275	150	125
SIDCO, LLC	675	650	25
Mobil Money, LLC	—	275	(275)
Newtek Conventional Lending, LLC	834	428	406
EMCAP Loan Holdings, LLC	71	86	(15)
Total dividend income	$8,955	$10,564	$(1,609)
Dividend income is dependent on portfolio company earnings. Current year dividend income may not be indicative of future period dividend income, particularly in light of the COVID-19 pandemic. See “COVID-19 Developments.”
Dividend income related to our payment processing portfolio company, NMS, decreased $1,875,000 period over period due to pandemic-related lower processing volumes.

NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the nine months ended September 30, 2020 and 2019:

(in thousands):	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Change
Total NSBF originated servicing portfolio	$1,675,217	$1,670,172	$5,045
Total average NSBF originated portfolio earning servicing income	$1,119,159	$1,031,260	$87,899
Total servicing income earned	$8,367	$7,473	$894
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $87,899,000 period over period. The increase was attributable to an increase in SBA 7(a) non-affiliate investments period over period.

Other Income

Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The decrease was related to an decrease in legal, prepayment and packaging fees earned as a result of the lower volume of SBA 7(a) loans originated of $83,149,000 compared to $334,722,000 for the nine months ended September 30, 2020 and 2019, respectively. As a result of the uncertain economic impact to U.S. small businesses created by the COVID-19 pandemic, the Company temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans beginning in March 2020 through the conclusion of the PPP.
Expenses:

(in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Change
Salaries and benefits	$10,856	$10,659	$197
Interest	13,727	14,923	(1,196)
Depreciation and amortization	312	378	(66)
Professional fees	2,822	2,842	(20)
Origination and loan processing	5,666	5,915	(249)
Origination and loan processing - related party	8,438	6,719	1,719
Change in fair value of contingent consideration liabilities	54	64	(10)
Other general and administrative costs	4,415	4,782	(367)
Total expenses	$46,290	$46,532	$(243)

Interest Expense
The following is a summary of interest expense by facility for the nine months ended September 30, 2020 and 2019:

(in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Change
Notes payable - Securitization Trusts	$6,299	$8,172	$(1,873)
Bank notes payable	1,041	1,839	(798)
Notes due 2022	—	419	(419)
Notes due 2023	3,047	3,048	(1)
Notes due 2024	3,042	696	2,346
Notes payable - related parties	298	742	(444)
Other	—	6	(6)
Total interest expense	$13,727	$14,922	$(1,195)

The decrease in interest expense period over period is primarily related to the decrease from Notes payable - Securitization Trusts, Bank notes payable, and total senior notes outstanding. Interest on Notes payable - Securitization Trusts decreased as a result of declining interest rates and principal balances year over year. The decreases in interest expense from Bank notes payable and Notes payable - related parties were related to a decrease in the average outstanding balance and interest rates period over period. The decrease in interest expense related to our redemption of the 2022 Notes was offset by an additional $2,346,000 of interest from the issuance of $63,250,000 of 2024 Notes.

Origination and Loan Processing

The decrease in Origination and Loan Processing expenses was attributed to a shift to Origination and loan processing - related party.

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
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains from SBA non-affiliate investments for the nine months ended September 30, 2020 and 2019 were $2,577,000 and $32,260,000, respectively, which included realized losses of $5,712,000 and $2,211,000, respectively.

Net Realized Gains on SBA Non-Affiliate Investments

	Nine Months Ended
	September 30, 2020		September 30, 2019
	# of Debt Investments	$ Amount (in thousands)	# of Debt Investments	$ Amount (in thousands)
SBA non-affiliate investments originated	96	$83,149	444	$334,722
SBA guaranteed non-affiliate investments sold	101	$68,601	434	$259,122
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$8,289	—	$34,471
Average sale price as a percent of principal balance[1]	—	109.98%	—	111.38%
(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Change
Net unrealized depreciation on SBA guaranteed non-affiliate investments	$(494)	$(521)	$27
Net unrealized depreciation on SBA unguaranteed non-affiliate investments	(6,012)	(1,957)	(4,055)
Net unrealized (depreciation) appreciation on controlled investments	(11,156)	3,874	(15,030)
Change in deferred taxes	3,010	(792)	3,802
Total net unrealized (depreciation) appreciation on investments	$(14,652)	$604	$(15,256)

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

Net Unrealized Appreciation (Depreciation) on Controlled Investments

Unrealized appreciation (depreciation) was derived from the following portfolio companies for the nine months ended September 30, 2020 and 2019:

(in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Change
Newtek Merchant Solutions, LLC (NMS)	$(6,250)	$5,000	$(11,250)
Newtek Technology Solutions, Inc. (NTS)	500	(1,500)	2,000
CDS Business Services, Inc.	(750)	—	(750)
International Professional Marketing, Inc.	—	850	(850)
SIDCO, LLC	—	(1,170)	1,170
PMTWorks Payroll, LLC	(120)	(492)	372
banc-serv Partners, LLC (BSP)	—	(286)	286
Small Business Lending, LLC	(2,802)	552	(3,354)
Newtek Conventional Lending, LLC	(410)	920	(1,330)
Titanium Asset Management LLC	(75)	—	(75)
Mobil Money, LLC	(1,250)	—	(1,250)
Total net unrealized (depreciation) appreciation on controlled investments	$(11,157)	$3,874	$(15,031)

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the nine months ended September 30, 2020 and 2019, we recognized a provision for deferred taxes of $3,010,000 and $792,000 related to the net unrealized appreciation of controlled portfolio company investments, respectively.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Capital One Facility, Notes payable - related parties, 2023 Notes, 2024 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, including “at-the-market”, or ATM, and private offerings of securities. As of September 30, 2020, our asset coverage was 183% based on $393,158,000 of aggregate principal amount of senior securities outstanding. On July 26, 2018, our shareholders approved the application of the modified asset coverage requirement as set forth in Section 61(a)(2) of the 1940 Act. As a result, our minimum required asset coverage ratio decreased from 200% to 150%, effective July 27, 2018.

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

On June 25, 2020, the Company entered into the 2020 ATM Equity Distribution Agreement. The 2020 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. From inception through September 30, 2020, we sold 500,057 shares of our common stock at a weighted average price of $18.35 per share. Proceeds, net of offering costs and expenses were $9,176,000. The company paid the placement agents $187,000 in compensation during the nine months ended September 30, 2020. As of September 30, 2020, there were 2,499,943 shares of common stock available for sale under the 2020 ATM Equity Distribution Agreement.

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

The 2024 Notes will mature on August 1, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after August 1, 2021, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 5.75% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year, commencing on November 1, 2019, and trade on the Nasdaq Global Market under the trading symbol “NEWTL.” At September 30, 2020, the Company was in compliance with all covenants related to the 2024 Notes.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the 2023 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2023 Notes may declare such 2023 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At September 30, 2020, the Company was in compliance with all covenants related to the 2023 Notes.

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

At September 30, 2020, there was $20,183,000 and $5,000,000 outstanding under the unguaranteed and guaranteed lines of credit, respectively. At September 30, 2020, we were in full compliance with all applicable loan covenants.
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

At September 30, 2020, the Related Party RLOC interest rate was 2.66%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings due to NMS at September 30, 2020 were $11,550,000.

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

In November 2016, NSBF completed its seventh securitization which resulted in the transfer of $56,073,000 of unguaranteed portions of SBA loans to the 2016-1 Trust.  The 2016-1 Trust in turn issued securitization notes for the par amount of $53,444,000, consisting of $43,632,000 Class A notes and $9,812,000 of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB+” rating by S&P, respectively, and the final maturity date of the notes is February 2042. The Class A and Class B notes bear interest at an average rate of 1 month LIBOR plus 3.0% and 4.25%, respectively. Generally, in the event that the one-month LIBOR or Prime Rate becomes unavailable or otherwise unpublished, NSBF will select as a replacement a comparable alternative index over which it has no direct control and which is readily verifiable, in accordance with the terms of the 2016-1 securitization transaction documents.

In December 2017, NSBF completed its eighth securitization which resulted in the transfer of $76,188,000 of unguaranteed portions of SBA loans to the 2017-1 Trust.  The 2017-1 Trust in turn issued securitization notes for the par amount of $75,426,000, consisting of $58,111,000 Class A notes and $17,315,000 of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is February 2043. The Class A and Class B notes bear interest at a rate of 1 month LIBOR plus 2.0% and 3.0%, respectively. Generally, in the event that the one-month LIBOR or Prime Rate becomes unavailable or otherwise unpublished, NSBF will select as a replacement a comparable alternative index over which it has no direct control and which is readily verifiable, in accordance with the terms of the 2017-1 securitization transaction documents.

In October 2018, the 2013-1 Trust was terminated as a result of NSBF purchasing the 2013-1 Trust assets, with the 2013-1 Trust’s noteholders receiving the redemption price. Certain of the 2013-1 Trust’s assets were subsequently transferred to the 2018-1 Trust.

In November 2018, NSBF completed its ninth securitization which resulted in the transfer of $108,551,000 of unguaranteed portions of SBA loans to the 2018-1 Trust. The 2018-1 Trust in turn issued securitization notes for the par amount of $108,551,000, consisting of $82,876,000 Class A notes and $25,675,000 of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is February 2044. Generally, in the event that the one-month LIBOR or Prime Rate becomes unavailable or otherwise unpublished, NSBF will select as a replacement a comparable alternative index over which it has no direct control and which is readily verifiable, in accordance with the terms of the 2018-1 securitization transaction documents.

In March 2019, the 2010-1 Trust was terminated as a result of NSBF purchasing the 2010-1 Trust assets, with the 2010-1 Trust’s noteholders receiving the redemption price.

In July 2019, the 2014-1 Trust was terminated as a result of NSBF purchasing the 2014-1 Trust assets, with the 2014-1 Trust’s noteholders receiving the redemption price.

In October 2019, NSBF completed its tenth securitization which resulted in the transfer of $118,920,000 of unguaranteed portions of SBA loans to the 2019-1 Trust, The 2019-1 Trust in turn issued securitization notes for the par amount of $118,920,000, consisting of $93,540,000 of Class A notes and $25,380,000 Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is December 2044. The Class A and Class B notes bear interest at an average rate of LIBOR plus 1.83% across both classes. Generally, in the event that the one-month LIBOR or Prime Rate becomes unavailable or otherwise unpublished, NSBF will select as a replacement a comparable alternative in accordance with the terms of the 2019-1 securitization transaction documents.

PPP Loan Participations

Beginning in April 2020, NSBF engaged in the origination of PPP loans. The PPP closed on August 8, 2020 and as such, the SBA is no longer accepting PPP applications. During the duration of the PPP, NSBF funded approximately 10,570 PPP loans totaling $1.19 billion. To facilitate NSBF’s involvement as a lender in the PPP, during the second quarter of 2020, NSBF entered into PPP loan participation agreements where NSBF originated PPP loans and sold 90% participating interests to UBS Bank USA (“UBS”), Stifel Bank (“Stifel”), Morgan Stanley Bank, N.A. (“Morgan Stanley”), and Amalgamated Bank (“Amalgamated”) , collectively, the “Participants.” The participations were sold at par due to the short term maturity of the loans. NSBF and the Participant share proportionally in all interest and principal payments made on the loans. Subsequently, UBS, Stifel and Amalgamated amended their agreements with NSBF to allow the banks purchase up to 100% participation interests in certain of the PPP loans originated by NSBF. In connection with the amendments, UBS, Stifel, and Amalgamated purchased the remaining 10% participation interests in their participation loans, bringing their participation interests to 100%, while Morgan Stanley continues to hold 90% participation interests as of September 30, 2020. In total, NSBF sold participations in $1.19 billion of PPP loans and continues to hold the PPP loan notes and the PPP loan documents in order to service the loans. The servicing liability in connection with the PPP loans was deemed immaterial. PPP loan origination fees are recognized as interest income on sale of PPP loan participations.

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

Cash Flows and Liquidity
As of September 30, 2020, the Company’s unused sources of liquidity consisted of $26,549,000 available through the Capital One facility; $17,322,000 available through notes payable with related parties; and $5,966,000 in unrestricted cash.

Restricted cash of $40,511,000 as of September 30, 2020 is primarily held by NSBF. The majority, or $39,758,000 of restricted cash includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants.

The Company generated and used cash as follows:

(in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net cash provided by (used in) operating activities	$76,292	$(45,673)
Net cash used in investing activities	(10)	(127)
Net cash provided by (used in) financing activities	(63,012)	42,197
Net increase (decrease) in cash and restricted cash	13,270	(3,603)
Cash and restricted cash, beginning of period	33,207	31,350
Cash and restricted cash, end of period	$46,477	$27,747
During the nine months ended September 30, 2020, operating activities provided cash of $76,292,000, consisting primarily of (i) $1,263,371,000 of proceeds from the sale of SBA 7(a) guaranteed loan investments, (ii) $43,857,000 of principal payments received from SBA non-affiliate investments (iii) $16,221,000 in return of investment from controlled investments and (iv) a $42,527,000 decrease in broker receivables. Broker receivables arise when guaranteed portions of SBA 7(a) loans are traded in one period but settle during the subsequent period when the cash is received from the purchasing broker; the amount varies depending on loan origination volume and timing of sales at quarter end.
These increases were offset by (i) $1,276,148,000 of SBA 7(a) and PPP loan investments funded and (ii) $21,437,000 of investments in controlled portfolio companies, including $2,637,000 in NCL and $15,835,000 in NBL.
Net cash used in financing activities was $63,012,000 consisting primarily of (i) $40,962,000 of principal payments related to securitization notes payable, (ii) $32,439,000 of dividend payments, (iii) $4,817,000 of net paydowns under our bank notes payable, and (iv) net paydowns under the Related Party RLOC of $613,000.
These uses were offset by $16,451,000 of net proceeds from the sale of common shares under the 2019 ATM Equity Distribution Agreement and 2020 ATM Equity Distribution Agreement.

Contractual Obligations
The following table represents the Company’s obligations and commitments as of September 30, 2020:

(in thousands)	Payments due by period
Contractual Obligations	Total	2020	2021	2022	2023	2024	Thereafter
Bank notes payable	$25,183	$—	$—	$—	$25,183	$—	$—
Securitization notes payable[1]	276,637	—	—	—	—	—	276,637
Notes due 2023[1]	57,500	—	—	—	57,500	—	—
Notes due 2024[1]	63,250	—	—	—	—	63,250	—
Notes payable - related parties	11,550	—	—	—	11,550	—	—
Employment agreements	738	403	335	—	—	—	—
Operating leases	10,564	432	1,604	1,576	1,619	1,663	3,670
Totals	$445,422	$835	$1,939	$1,576	$95,852	$64,913	$280,307
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

Our Board has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our investment portfolio as of September 30, 2020 and December 31, 2019 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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
In addition, under the PPP that began in the second quarter of 2020, the SBA reimburses the Company for originating loans. Such SBA reimbursements are included as interest income on PPP loans. Such fees are accounted for under ASC-310 Receivables and deferred until the loan is sold to one of our PPP Participants. Income earned in connection with the PPP should not be viewed as recurring. The PPP closed on August 8, 2020 and as such, the SBA is no longer accepting PPP applications.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the nine months ended September 30, 2020 and 2019, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $9,395,000 and $12,405,000 at September 30, 2020 and December 31, 2019, respectively, and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of September 30, 2020.
Recent Developments

Common Stock

From October 1, 2020 through November 11, 2020 the Company sold 350,774 shares of its common stock at a weighted average price of $17.27 per share under the 2020 ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $6,060,000. As of November 11, 2020, there were 2,149,169 shares of common stock available for sale under the 2020 ATM Equity Distribution Agreement.

NBL Facility

On November 4, 2020, the NBL Facility was amended to, among other things, extend the date on which the lenders’ commitments terminate until November 4, 2022, with all amounts due under the Credit Facility maturing on November 4, 2023. The Company remains a guarantor on the NBL Facility.

Dividends

On November 11, 2020, the Company declared a fourth quarter 2020 cash dividend of $0.47 per share, which is payable on December 30, 2020 to shareholders of record as of December 18, 2020.

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
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents and restricted cash) which was approximately $46,477,000 at September 30, 2020. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. As of September 30, 2020, cash deposits in excess of insured amounts totaled approximately $32,874,000.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Moreover, the COVID-19 pandemic has adversely impacted and is likely to further adversely impact our operations and the operations of our borrowers, customers, portfolio companies and business partners. A number of factors impacting us or our borrowers, customers or business partners could materially adversely affect our business, results of operations, and financial condition, including but not limited to:

•increases in loan delinquencies, losses and charge-offs;
•increases in borrowers seeking and being granted deferments of principal and interest payments, especially following the conclusion of the six months of payments made directly by the SBA under provisions of the CARES Act, which could negatively impact cash flow from net interest and servicing payments normally available to the Company, during the deferment period;
•collateral for loans, including real estate, may decline in value, which could cause loan losses to increase;
•demand for our, and our portfolio companies’, business products and solutions may decline, making it difficult to grow or maintain our assets and income;
•net worth and liquidity of the guarantors on our loans may decline, which could cause loan losses to increase;
•our risk management policies and practices may be negatively impacted by among, other things, changes in the SBA 7(a) loan program, including changes to SBA rules, regulations and SBA standard operating procedures;
•cyber risk has increased as criminals have sought to take advantage of the changes of business practices necessitated by COVID-19.

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

The COVID-19 pandemic has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of public health restrictions and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.

The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. Additionally, as of late September 2020, travelers from the United States were not allowed to visit Canada, Australia, or the majority of countries in Europe, Asia, Africa, and South America. These continued travel restrictions may prolong the global economic downturn. The absence of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economics may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

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

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress approved additional funding for the PPP of approximately $320 billion on April 24, 2020. NSBF is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there has been some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which may expose the Company and NSBF to risks relating to noncompliance with the PPP. During the duration of the PPP, NSBF funded approximately 10,570 PPP loans totaling $1.19 billion. Since the opening of the PPP, several large banks participating in the PPP have been subject to litigation regarding the process and procedures that such banks have used in processing applications for the PPP. The Company and NSBF may be exposed to the risk of litigation, from both customers and non-customers that approached the Company and NSBF regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or NSBF and is not resolved in a manner favorable to the Company or NSBF, it may result in significant financial liability or adversely affect the Company’s or NSBF’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In May 2020, the Company became aware of the putative class action styled American Video Duplicating, Inc. et al v. Citigroup Inc. et al. (C.D. Cal. 20-cv-03815) (the “Action”), which asserts claims under the California Unfair Business Practices Law in connection with the alleged failure of lenders to pay agent fees under the PPP. While the Action failed to assert any specific allegations of wrongdoing by the Company or NSBF, the Action named “Newtek Business Services, Inc.” [sic] as one of the 4,990 PPP lender defendants in the Action. On June 15, 2020, the Company was dismissed from the Action. The Company is not currently involved in any additional litigation matters that are expected to have a material impact on the Company’s financial condition.

Moreover, after the PPP launched, rules and guidance regarding the PPP were not readily available at the start of the program, and the SBA and other government agencies continue to release additional rules and guidance that change or update the requirements and expectations of the regulatory agencies administering the PPP and regulating participating lenders. As of the date of this report, there remains some ambiguity in the laws, rules, and guidance regarding the operation of the PPP, with a number of important aspects of the PPP where regulatory agencies have not provided adequate or complete guidance, particularly with respect to process, procedures and criteria for forgiveness and servicing of PPP loans.

NSBF also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by NSBF, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP or additional or new laws, rules, and guidance. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by NSBF, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

In addition, in order to facilitate NSBF’s involvement as an authorized lender in the PPP, during the second quarter of 2020, NSBF entered into PPP loan participation agreements where NSBF originated PPP loans and sold participating interests to four banks. See “PPP Loan Participations.” In accordance with the terms of the PPP participation agreements and SBA regulations and guidance, NSBF, as the originating lender, must continue to hold the PPP loan note, the PPP loan documents and service the PPP loan (i.e., retain all servicing rights). Moreover, as the originating lender, NSBF is the party responsible to the SBA with respect to all servicing actions, including requests for advance purchases and loan forgiveness, and will be the party eligible for the guarantee purchase of the PPP loan. NSBF has agreed that it will repurchase from the Participants on demand the Participants’ Percentage of any outstanding principal and interest under the applicable PPP Loan under certain standard representations and warranties, including in the event of a loss due to fraud, gross negligence or willful misconduct on the part of NSBF or any failure to recover under the SBA guarantee as a result of any deficiency in documenting or servicing such PPP Loan by NSBF.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three and nine months ended September 30, 2020, we issued 13,100 and 44,100 shares of common stock valued at $689,000 and $231,000, respectively, to shareholders in connection with the dividend reinvestment plan. During the three and nine months September 30, 2020, we issued an additional 3,600 and 9,600 shares valued at $118,000 and $173,000, respectively, related to dividends on unvested restricted stock awards. These issuances are not subject to the registration requirements of the Securities Act.

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

NEWTEK BUSINESS SERVICES CORP.

Date: November 12, 2020	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: November 12, 2020	By:	/S/ CHRISTOPHER TOWERS
Christopher Towers
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)