Form 10-K
period 2020-12-31
Newtek Business Services Corp.
filed 2021-03-29
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____
Commission file number: 814-01035
NEWTEK BUSINESS SERVICES CORP.
(Exact name of registrant as specified in its charter)

Maryland	46-3755188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 T Rex Avenue, Suite 120, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 356-9500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.02 per share	NEWT	Nasdaq Global Market LLC
5.75% Notes due 2024	NEWTL	Nasdaq Global Market LLC
5.50% Notes due 2026	NEWTZ	Nasdaq Global Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $357,118,000 as of the last business day of the registrant’s second fiscal quarter of 2020, based on a closing price on that date of $18.22 on the Nasdaq Global Market. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.
As of March 26, 2021, there were 22,400,465 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to Newtek Business Services Corp. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2010-1 Trust	Newtek Small Business Loan Trust, Series 2010-1, terminated in March 2019
2013-1 Trust	Newtek Small Business Loan Trust, Series 2013-1, terminated in October 2018
2014-1 Trust	Newtek Small Business Loan Trust, Series 2014-1, terminated in July 2019
2016-1 Trust	Newtek Small Business Loan Trust, Series 2016-1
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1
2019-1 Trust	Newtek Small Business Loan Trust, Series 2019-1
2021 Notes	7.00% Notes due 2021, redeemed in March 2018
2022 Notes	7.50% Notes due 2022, redeemed in August 2019
2023 Notes	6.25% Notes due 2023, redeemed in February 2021
2024 Notes	5.75% Notes due 2024
2025 Notes	6.85% Notes due 2025
2026 Notes	5.50% Notes due 2026
Amended 2019 ATM Distribution Agreement	First Amendment and Supplement to the Equity Distribution Agreement, dated as of February 28, 2020, by and among the Company and the placement agents
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
2017 ATM Equity Distribution Agreement	Second Amended and Restated Equity Distribution Agreement, dated August 31, 2018 by and among the Company and the placement agents
2019 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated July 10, 2019 by and among the Company and the placement agents
2020 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated June 25, 2020 by and among the Company and the placement agents
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
Code	Internal Revenue Code of 1986, as amended
DRIP	The Company's dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Equity Incentive Plan	The Company's 2015 Equity Incentive Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
LIBOR	London Interbank Offered Rate
NAV	Net Asset Value
NBL Facility	Revolving Credit and Security Agreement between NBL SPV1, LLC, a wholly-owned subsidiary of NBL, and Capital One
Related Party RLOC	Unsecured revolving line of credit agreement between NMS as lender and Newtek as borrower
PLP	Preferred Lender Program, as authorized by the SBA
PPP	Paycheck Protection Program
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration

SBLC	Small Business Lending Company
SEC	U.S. Securities and Exchange Commission
SMB	Small-and-medium sized businesses
Sterling	Sterling National Bank
Sterling Receivable and Inventory Facility	Loan and Security Agreement between NBC and Sterling, as lender, to fund accounts receivable and inventory financing arrangements
Taxable Subsidiaries	Companies formed by Newtek which are taxed as corporations for income tax purposes
Trustee	U.S. Bank, National Association
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States

Portfolio Companies and Subsidiaries
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
NBL	Newtek Business Lending, LLC, a wholly-owned controlled portfolio company
NCL	Newtek Conventional Lending, LLC, a 50% owned portfolio company
Exponential	Exponential Business Development Co., Inc., a Taxable Subsidiary
NMS	Newtek Merchant Solutions, LLC (formerly Universal Processing Services of Wisconsin LLC), a wholly-owned controlled portfolio company
Premier	Premier Payments LLC, a former wholly-owned controlled portfolio company which merged into NMS at December 31, 2018
Mobil Money	Mobil Money, LLC, a wholly-owned controlled portfolio company
NTS	Newtek Technology Solutions, Inc., a wholly-owned controlled portfolio company
IPM	International Professional Marketing, Inc., a wholly-owned controlled portfolio company
SIDCO	SIDCO, LLC dba Cloud Nine Services, a wholly-owned controlled portfolio company
EWS	Excel WebSolutions, LLC, a wholly-owned controlled portfolio company
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a wholly-owned controlled portfolio company
SBL	Small Business Lending, LLC, a wholly-owned controlled portfolio company
BSP	ADR Partners, LLC dba banc-serv Partners, LLC, a former wholly-owned controlled portfolio company
NPS or PMT	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a wholly-owned controlled portfolio company
NIA	Newtek Insurance Agency, LLC, a wholly-owned controlled portfolio company
TAM	Titanium Asset Management LLC, a wholly-owned controlled portfolio company
EMCAP	EMCAP Loan Holdings, LLC
POS	POS on Cloud, LLC, dba Newtek Payment Systems, a controlled portfolio company

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:
•our future operating results;
•
•our business prospects and the prospects of our portfolio companies and our and their ability to achieve our respective objectives, including the potential impact of the novel strain of the coronavirus known as “COVID-19”;
•
•the impact of investments that we expect to make;
•
•our informal relationships with third parties;
•
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•
•our ability to access debt markets and equity markets;
•
•our expected financings and investments;
•NSBF’s ability to maintain its license and PLP status under the SBA 7(a) program;
•NSBF’s ability to originate SBA 7(a) loans;
•NSBF’s ability to sell the guaranteed portions of SBA 7(a) loans at premiums;
•
•competition with other entities and our affiliates for investment opportunities;
•the adequacy of our cash resources and working capital;
•
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the timing, form and amount of any dividend distributions;
•the valuation of any investments in our portfolio companies, particularly those having no liquid trading market;
•our ability to recover unrealized losses; and
•the ability to enter into joint ventures or other financing arrangements.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•an economic downturn could impair our portfolio companies’ ability to continue to operate or repay their borrowings, which could lead to the loss of some or all of our investments in such portfolio companies;
•an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
•an economic downturn could also impact availability and pricing of our financing and our ability to access the debt and equity capital markets;
•the impact of COVID-19 and related changes in base interest rates and significant market volatility on our business, our portfolio companies, our industry and the global economy;
•a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•our ability to attract and retain personnel, including key personnel;
•the speculative and illiquid nature of our investments;
•our regulatory structure and tax structure;
•our ability to qualify for and maintain our tax treatment as a RIC under the Code, and as a BDC;
•the impact of fluctuations in interest rates on our business including as a result of the decommissioning of LIBOR;
•the future authorization or reauthorization of the PPP, and NSBF’s ability to participate in any such program;
•NSBF’s ability to comply with the laws, rules and guidance regarding the current or any reauthorized PPP;
•NSBF’s ability to comply with the laws, rules and guidance regarding the SBA 7(a) program;
•the ability of NSBF’s SBA 7(a) borrowers to pay principal and interest, including after any deferment period granted by NSBF; and
•the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this report and in our filings with the SEC.

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

As a BDC, our investment objective is to generate both current income and capital appreciation primarily through loans originated by our business finance platform, which we sometimes refer to as an “ecosystem,” and our equity investments in certain portfolio companies that we control.

Our Business

We are an internally managed BDC that is a leading national non-bank lender that provides, together with our controlled portfolio companies, a wide range of business and financial solutions under the Newtek® brand to the SMB market. Newtek’s and its portfolio companies’ products and services include: Business Lending, including SBA 7(a) loans, SBA 504 loans and conventional loans, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), Technology Consulting, eCommerce, Accounts Receivable and Inventory Financing, personal and commercial lines Insurance Services, Web Services, Data Backup, Storage and Retrieval, and Payroll and Benefits Solutions to SMB accounts nationwide across all industries. We have an established and reliable platform that is not limited by client size, industry type or location. As a result, we believe we have a strong and diversified client base across every state in the U.S. and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us and our controlled portfolio companies to acquire and process our SMB clients in a cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software which is similar to, but we believe is better suited for our needs, than the system popularized by Salesforce.com. We believe that our NewTracker® technology and low cost business model distinguishes us from our competitors.

We define SMBs as companies having revenues of $1,000,000 to $100,000,000. We focus on serving the SMB market, which we estimate to be over 27 million businesses in the United States. We believe that these businesses have historically been underserved by traditional financial institutions and typically lack the capital resources to build a competitive business and marketing infrastructure on their own. Further, in today’s economic climate, we believe SMBs have particular difficulty obtaining capital from traditional lending sources. While we do not compete directly with alternative online lenders such as The Lending Club, Prosper.com, OnDeck Capital, Inc. and Kabbage Inc., we do provide financing solutions as an alternative to traditional lending. We believe there is significant demand for such alternative financing among SMBs. Our lending solutions and our controlled portfolio companies’ outsourced business and financial solutions help clients manage and grow their businesses and compete effectively in today’s marketplace. We obtain our customers through referrals from various business partners, such as banks, insurance companies, credit unions and other affinity groups, as well as through our own direct sales force and advertising campaigns. We source, acquire and process SMB customers in a cost-effective manner without reliance on high cost sales staff and time consuming application processes.

In lending, we believe we are a leading capital provider to SMBs based on our loan volume. We originate loans through a variety of sourcing channels and through a disciplined underwriting process, and seek to achieve attractive risk-weighted returns. Our multi-faceted relationships with certain borrowers allow us to closely monitor their credit profile and take an active role in managing our investments. Further, our lending capabilities, coupled with the broad outsourced business and financial solutions of our controlled portfolio companies, create attractive cross-selling opportunities within our client base. We believe our business model creates powerful network effects which will help drive growth and operating leverage in our business. In addition, our SBA 7(a) loans originated by NSBF are structured so that the government guaranteed portion can be rapidly sold, which, based on our historic ability to securitize the unguaranteed portions, and assuming the continuation of current market conditions, allows us to quickly recover our principal and earn excess capital on each SBA 7(a) loan we originate, usually in less than a year. We may in the future determine to retain the government guaranteed or unguaranteed portions of SBA 7(a) loans for longer periods pending deployment of excess capital. From 2012 through 2020, based on dollar lending volume, NSBF has consistently been the largest non-bank SBA 7(a) lender, and as of December 31, 2020, is the third largest SBA 7(a) lender in the United States.

Newtek and its controlled portfolio companies use NewTracker®, our patented technology for receiving, processing and monitoring prospective customers. NewTracker® enables Newtek and its controlled portfolio companies to acquire SMB customers in a cost effective manner as it is all accomplished by skilled staff using state of the art technology without the need for high cost sales staff or applications processors. NewTracker® also permits our referral partners to have a real time window into the back office processing of the referrals they provide. In addition, NewTracker® automatically pre-populates any necessary forms or applications so the processing is efficient and also cost effective. Finally, NewTracker® also identifies opportunities for the cross-sale of other Newtek branded products or services.

Business Finance Ecosystem

SBA 7(a) Lending

Our portfolio includes guaranteed and unguaranteed non-affiliate SBA 7(a) loan investments that were made through NSBF, a nationally licensed SBA lender under the federal Section 7(a) loan program, which is part of our business finance ecosystem. The SBA is an independent government agency that facilitates one of the nation’s largest sources of SMB financing by providing credit guarantees for its loan programs. SBA 7(a) loans are partially guaranteed by the SBA, with SBA guarantees typically ranging between 50% and 90% of the principal and interest due. NSBF has a dedicated Senior Lending Team (as defined below) that originates and services SBA 7(a) loans to qualifying SMBs. NSBF sells the guaranteed portions of its SBA 7(a) loans, typically within two weeks of origination, and retains the unguaranteed portion until accumulating sufficient loans for a securitization. NSBF’s securitization process is as follows. After accumulating sufficient loans, the loans are transferred to a special purpose vehicle (a “Trust”), which in turn issues notes against the Trust’s assets in a private placement. The Trust’s primary source of income for repaying the securitization notes is the cash flows generated from the unguaranteed portion of SBA 7(a) loans owned by the Trust. Principal on the securitization notes will be paid by cash flow in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt. Securitization notes have an expected maturity of approximately five years, and the Trust is dissolved when the securitization notes are paid in full, either at or prior to maturity.

We intend to continue to expand our business finance ecosystem primarily by expanding senior secured lending through NSBF, as well as through our portfolio companies that make SBA 504 loans, nonconforming conventional loans and provide accounts receivable and inventory financing, as discussed below. We believe NSBF’s SBA license, combined with NSBF’s PLP designation, provides us with a distinct competitive advantage over other SMB lenders that have not overcome these significant barriers-to-entry in our primary loan market. NSBF originated $196,752,000 of SBA 7(a) loans during 2020 and $517,692,000 of SBA 7(a) loans during 2019. As discussed below, one result of the uncertain economic impact to U.S. small businesses created by the COVID-19 pandemic was that the Company temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans beginning in March 2020 through June 30, 2020, which materially decreased NSBF’s originations of SBA 7(a) loans during 2020. Further, in December 2020, Congress passed the Economic Aid Act (as defined below), which provides funding for PPP loans through March 31, 2021, and on January 11, 2021, the Company announced that NSBF would offer PPP loans through the end of the PPP. For more information, see “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations — PPP Additional Rounds.” We believe that we will continue to be introduced to a variety of high-quality investment opportunities through our existing loan sourcing channels and our controlled portfolio companies’ relationships with their clients, and our status as a BDC which helps fuel the growth of our loan portfolio by providing us with better access to lower-cost capital.

Under the SBA’s 7(a) lending program, a bank or other lender such as NSBF underwrites a loan between $5,000 and $5,000,000 for a variety of general business purposes based on the SBA’s Loan Program Requirements (defined below) and the SBA provides a partial guarantee on the loan. Depending on the loan size, the SBA typically guarantees between 50% and 90% of the principal and interest due. The recoveries and expenses on the unguaranteed portions of these loans are shared pari passu between the SBA and the lender, which substantially reduces the loss severity on the unguaranteed portion of a loan for SBA 7(a) loan investors. SBA 7(a) loans are typically between ten and 25 years in maturity, four to five years in duration and bear interest at the prime rate plus a spread from 2.25% to 2.75%. Since the guaranteed portions of SBA 7(a) loans carry the full faith and credit of the U.S. government, lenders may, and frequently do, sell the guaranteed portion of SBA 7(a) loans in the capital markets, hold the unguaranteed portion and retain all loan servicing rights.

NSBF has a dedicated capital markets team that sells the guaranteed portions of its SBA 7(a) loans and securitizes the unguaranteed portions of its SBA 7(a) loans. Historically, NSBF has sold the guaranteed portions of its originated SBA 7(a) loans shortly after origination and retained the unguaranteed portions until accumulating sufficient loans for a securitization. NSBF has typically sold SBA guaranteed portions of SBA 7(a) loans at premiums ranging from 106% to 120% of par value, and any portion of the premium that is above 110% of par value is shared equally between NSBF and the SBA. However, there is no guarantee that NSBF will be able to continue to earn premiums of 106% to 120% on future sales. See “Item 1A. Risk Factors - We have specific risks associates with SBA loans.” Since December 2010, NSBF has maintained its securitization program for unguaranteed portions of its SBA 7(a) loans and has successfully completed ten securitization transactions with Standard & Poor’s AA or A ratings and advance rates as high as 83.5% of par value. NSBF’s most recent and largest securitization to date occurred in October 2019, when it sold $118,920,000 of unguaranteed SBA 7(a) loan-backed notes. NSBF intends to complete additional securitizations in the future. We may determine to retain the government guaranteed or unguaranteed portions of loans for longer periods, pending deployment of excess capital.

NSBF’s Senior Lending Team has focused on making smaller loans, approximately $1,000,000 or less, in order to maintain a diversified pool of loans that are dispersed both geographically and among industries, with a goal of limiting NSBF’s exposure to regional and industry-specific economic downturns. Specifically, as of December 31, 2020, NSBF’s loan portfolio consisted of 2,347 loans originated across 50 states in 78 different industries as defined by the North American Industry Classification System (“NAICS”). The following charts summarize NSBF’s mix of investment concentrations by industry and geography as of December 31, 2020 (in thousands):

Distribution by NAICS Code Description

NAICS Code Description	Number of Loans	Aggregate Balance ($)	Average Balance ($)	Percentage of Balance
Food Services and Drinking Places	285	$36,343	$128	8.6%
Truck Transportation	90	30,673	341	7.3%
Professional, Scientific, and Technical Services	207	26,433	128	6.3%
Amusement, Gambling, and Recreation Industries	111	25,062	226	6.0%
Ambulatory Health Care Services	125	20,354	163	4.8%
Repair and Maintenance	109	17,638	162	4.2%
Specialty Trade Contractors	114	17,173	151	4.1%
Fabricated Metal Product Manufacturing	43	15,127	352	3.6%
Administrative and Support Services	96	13,679	142	3.3%
Food Manufacturing	26	13,173	507	3.1%
Other	1,141	204,743	179	48.7%
Total	2,347	$420,398	$179	100.0%

Distribution by State

State	Number of Loans	Aggregate Balance ($)	Average Balance ($)	Percentage of Balance
Florida	268	$38,360	$143	9.1%
California	189	34,798	184	8.3%
New York	213	33,919	159	8.1%
Texas	168	31,837	190	7.6%
Connecticut	125	23,061	184	5.5%
Pennsylvania	83	20,146	243	4.8%
New Jersey	112	19,045	170	4.5%
Illinois	85	17,874	210	4.3%
North Carolina	72	15,690	218	3.7%
Georgia	83	14,393	173	3.4%
Other	949	171,276	180	40.7%
Total	2,347	$420,398	$179	100.0%

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

Risk Rating

Portfolio	Number of Loans	Aggregate Balance ($)	Average Balance ($)	Percentage of Balance
Risk Rating 1 – 4	2,132	$353,373	$166	84.0%
Risk Rating 5	35	13,251	379	3.2%
Risk Rating 6	179	53,408	298	12.7%
Risk Rating 6/7 and 7	1	366	366	0.1%
Total	2,347	$420,398	$179	100.0%

The weighted average term to maturity and weighted average interest rate of NSBF’s loan portfolio as of December 31, 2020 was 14.6 years and 6.2%, respectively.

Receivables Financing, Inventory Financing and SBA 504 Lending

The Company’s business finance ecosystem also includes NBC and NBL, both controlled portfolio companies, as well as NCL, a joint venture. NBC provides receivables financing, inventory financing and health care receivables financing, and management services to SMBs, which may obtain $10,000 to $2,000,000 per month through the sale of their trade receivables or the financing or their inventories. In addition, NBL funds SBA 504 loans which provide financing of fixed assets such as real estate or equipment and also provides loan origination services to our joint venture (see below).

Non-Conforming Commercial Lending

On November 27, 2018, the Company’s wholly-owned affiliate, Newtek Commercial Lending, Inc., and a wholly-owned affiliate of BlackRock TCP Capital Corp. (“BlackRock TCP”), Conventional Lending TCP Holdings LLC, entered into a joint venture, NCL, governed by the Limited Liability Company Agreement for the JV. The Company and BlackRock TCP each committed to contribute an equal share of equity funding to the JV and each have equal voting rights on all material matters, with the intent to deploy capital over the course of time with additional leverage supported by a warehouse line of credit. The purpose of the JV was to originate commercial loans to middle-market companies as well as small businesses. Additionally, on April 29, 2019, the JV closed a $100 million senior-secured revolving credit facility, with a $100 million accordion feature, with Deutsche Bank. As a result of, among other things, the economic uncertainty caused by the COVID-19 pandemic, the JV ceased originating loans during 2020 and in December 2020, DB and the JV agreed to amend the facility to end the revolving period.

Third Party Loan Servicing

SBL, a wholly-owned, controlled portfolio company, engages in third-party loan servicing for SBA and non-SBA loans and provides lending institutions with outsourced solutions for the entire SBA lending process, including credit analysis, structuring and eligibility, packaging, closing compliance and servicing. SBL provides loan origination solutions to NSBF and also provides loan origination and servicing solutions to NBL, NCL, and third parties such as banks, credit unions and government agencies including the FDIC.

The CARES Act — Paycheck Protection Program

On March 27, 2020, Congress passed, and the President of the United States signed into law, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act provided an over $2.00 trillion stimulus package to certain businesses and individuals affected by the COVID-19 pandemic, with subsidies to certain existing SBA 7(a) borrowers in which the SBA paid all principal, interest, and fees on existing performing SBA 7(a) loans for six months beginning with such borrowers’ April 2020 payments. Among other things, the CARES Act allowed NSBF, as an SBA 7(a) lender, to originate loans under the newly-established PPP as an expansion of the existing SBA Section 7(a) loan program through June 30, 2020. On July 4, 2020, the President of the United States signed a bill to re-open the application window for the PPP until August 8, 2020. The first round of the PPP closed on August 8, 2020.

Under the PPP, SBA 7(a) lenders were automatically approved to extend 100% federally guaranteed PPP loans to certain small businesses for amounts up to 2.5 times of those businesses’ average monthly payroll expenses (capped at $10 million). The interest rate on PPP loans is capped at 1.00%, and the loans are forgivable after an 8 up to a 24 week forgiveness period, provided that the borrower uses the loans for eligible purposes (e.g., payroll/benefits (excluding employee compensation above $100,000), mortgage interest, rent and utilities) and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower reduces salaries or terminates employees during the forgiveness period.

As a result of the uncertain economic impact to U.S. small businesses created by the COVID-19 pandemic, the Company’s Executive Committee and Senior Lending Team temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans beginning in March 2020. On June 29, 2020, NSBF restarted its SBA 7(a) loan program and began accepting SBA 7(a) loan applications. During the duration of the first round of PPP, NSBF funded approximately 10,570 PPP loans totaling $1.19 billion though the PPP. Pursuant to the PPP, the SBA reimbursed a lender authorized to make a PPP loan at a rate, based on the balance of the financing outstanding at the time of disbursement of the PPP loan, of: (i) 5.00% for PPP loans of not more than $350,000; (ii) 3.00% for loans of more than $350,000 and less than $2,000,000; and (iii) 1.00% for loans of not less than $2,000,000.

On September 5, 2020, the Paycheck Protection Program Flexibility Act (the “new Act”) was signed into law and made significant changes to the PPP to provide additional relief for small businesses. The new Act increased flexibility for small businesses that have been unable to rehire employees due to lack of employee availability or have been unable to operate as normal due to COVID-19 related restrictions. It extended the period that businesses have to use PPP funds to qualify for loan forgiveness to 24 weeks, up from 8 weeks under the original rules. The new Act also relaxed the requirements that loan recipients must adhere to in order to qualify for loan forgiveness. In addition, the new Act extended the payment deferral period for PPP loans until the date when the amount of loan forgiveness is determined and remitted to the lender. For PPP recipients who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends.

On December 27, 2020, the “The Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act” (the “Economic Aid Act”) was enacted by Congress in order to provide additional assistance to the hardest-hit small businesses, nonprofits, and venues that are struggling to recover from the impact of the COVID-19 pandemic. The Economic Aid Act provides funding for PPP loans through March 31, 2021 and a second round of forgivable loans through the PPP for small businesses and nonprofits experiencing significant revenue losses, made programmatic improvements to PPP, funds grants to shuttered venues, and enacted emergency enhancements to other SBA lending programs. This critical assistance will provide small business owners with the capital they need to survive the pandemic and includes critical resources for the smallest businesses. The Economic Aid Act also provides additional subsidies to certain existing SBA 7(a) borrowers. Specifically, under the Economic Aid Act, the SBA will pay an additional three months of payments of principal, interest, and fees on existing performing SBA 7(a) loans approved prior to March 27, 2020, capped at $9,000 per borrower per month and new SBA 7(a) borrowers with loans approved from February 1, 2020 through September 30, 2021, will receive 5 months of payments of principal, interest, and fees, capped at $9,000 per month. For PPP loans made on or after December 27, 2020, SBA will pay lenders fees based on the balance of the financing outstanding at the time of disbursement of the loan, for processing PPP loans in the following amounts: (i) for loans of not more than $50,000, an amount equal to the lesser of fifty (50) percent or $2,500; (ii) five (5) percent for loans of more than $50,000 and not more than $350,000; (iii) three (3) percent for loans of more than $350,000 and less than $2,000,000; and (iv) one (1) percent for loans of at least $2,000,000.

On January 11, 2021, the Company announced that NSBF would immediately begin offering PPP second draw loans to eligible business as well as first draw PPP loans through the end of the PPP, set for March 31, 2021. See “Recent Developments - PPP Additional Rounds.” We continue to monitor legislative, regulatory, and supervisory developments related to the PPP, but there can be no assurance that the PPP will be further reauthorized, or that NSBF will be qualified to participate in any further reauthorization.

Controlled Portfolio Companies

In addition to our debt investments in portfolio companies through our business finance ecosystem, we also hold controlling interests in certain portfolio companies that, as of December 31, 2020, represented approximately 33% of our total investment portfolio. Specifically, we hold controlling interests in NMS, Mobil Money, NTS, SBL, NBC, NBL, NCL, TAM, NPS, NIA, EWS, POS, IPM, and SIDCO. We refer to these entities (among others), collectively, as our “controlled portfolio companies.” Our controlled portfolio companies provide us with an extensive network of business relationships that supplement our referral sources and that we believe will help us to maintain a robust pipeline of lending opportunities and expand our business finance ecosystem.

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

Newtek Merchant Solutions (NMS)

NMS (a 2001 investment) markets credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment. NMS utilizes a multi-pronged sales approach of both direct and indirect sales. NMS’ primary sales efforts focus on direct sales through our Your Business Solutions Company® brand. Their indirect sales channels consist of alliance partners, principally financial institutions (banks, credit unions, insurance companies and other related businesses), and independent sales agents across the United States. These referring organizations and associations are typically paid a percentage of the processing revenue derived from the respective merchants that they successfully refer to NMS. In 2020, NMS processed merchant transactions with sales volumes of $4.4 billion.

NMS has a number of competitive advantages which we believe will enable it to effectively compete in this market. These are:

•focus on non-traditional business generation: referral relationships, wholesale solicitations and financial institutions rather than independent sales agents;

•seeks to be a market leader in the implementation of technology in the payment processing business;

•It maintains its own staff of trained and skilled customer service representatives; and

•It markets and sells the latest in point-of-sale technology hardware and offers processing related cyber-security services.

NMS maintains its principal customer service and sales support offices in Lake Success, New York, with additional specialists located in Phoenix, Arizona. NMS’s personnel assist merchants with initial installation of equipment and on-going service, as well as any other special processing needs that they may have.

NMS’ development and growth are focused on selling their services to internally generated referrals, merchant referrals identified by Newtek alliance partners and by independent sales representatives. We believe NMS is different than most electronic payment processing companies who acquire their clients primarily through independent sales agents. NMS believes that its business model provides it with a competitive advantage by enabling it to acquire new merchant customers at a lower cost level for third-party commissions than the industry average. NMS’ business model allows it to own the customer as well as the stream of residual payments, as opposed to models which rely more heavily on independent sales agents.

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

NTS currently operates data centers in Scottsdale, Arizona, Phoenix, Arizona, and Edison, New Jersey. In the second quarter of 2020, NTS moved its main data center in Scottsdale to a new facility in Phoenix, which has resulted in a material reduction of NTS’ data center expense.

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

International Professional Marketing (IPM) and SIDCO

IPM and SIDCO are wholly-owned portfolio companies which consult, strategize, design, and implement technology solutions for enterprise and commercial clients across the U.S., and are expected to complement the offerings of NTS. As part of the reorganization of the Company’s managed technology portfolio companies, as of January 1, 2021, IPM and SIDCO became subsidiaries of NTS.

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

Newtek Conventional Lending, LLC (NCL)

On May 20, 2019, the Company and its joint venture partner launched NCL to provide non-conforming conventional commercial and industrial term loans of up to $15,000,000 to U.S. middle-market companies and small businesses. NCL is a 50/50 joint venture between Newtek Commercial Lending, Inc., a wholly-owned subsidiary of Newtek, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq:TCPC). Additionally, on April 29, 2019, the JV closed a $100 million senior-secured revolving credit facility, with a $100 million accordion feature, with Deutsche Bank. As a result of, among other things, the economic uncertainty caused by the COVID-19 pandemic, the JV ceased originating loans during 2020 and in December 2020, DB and the JV agreed to amend the facility to end the revolving period.

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

As the Capcos reach 100% investment we will seek to decertify them as Capcos, liquidate their remaining assets and thereby reduce their operational costs, particularly the legal and accounting costs associated with compliance. Eleven of our original sixteen Capcos have reached this stage and been de-certified and liquidated.

Newtek Branding

We have developed our branded line of products and services to offer a full service suite of business and financial solutions for the United States. SMB market. Newtek reaches potential customers through its integrated multi-channel approach featuring direct, indirect and direct outbound solicitation efforts. We continue to utilize and grow our primary marketing channel of strategic alliance partners as well as a direct marketing strategy to SMB customers through our “go to market” brand, Your Business Solutions Company®. Through our web presence, www.newtekone.com, we believe we are establishing ourselves as a preferred “go-to” provider for SMB financing and business solutions offered by NSBF and our controlled portfolio companies.

We market services through referrals from our strategic alliance partners such as Amalgamated Bank, Stifel Bank, Axiom Bank, Credit Union National Association, ENT Federal Credit Union, Legacy Bank, Morgan Stanley Smith Barney, Navy Federal Credit Union, New York Community Bank, Raymond James, Randolph Brooks Federal Credit Union, UBS, Meineke Dealers Purchasing Cooperative, Transworld Business Advisors, Army Navy Federal Credit Union, Teachers Federal Credit Union, Nassau Federal Educators Federal Credit Union, Spire Federal Credit Union, and True Value Company, among others, (using our patented NewTracker® referral management system) as well as direct referrals from our web presence, www.newtekone.com. Our NewTracker® referral system has a software application patent covering the systems and methods for tracking, reporting and performing processing activities and transactions in association with referral data and related information for a variety of product and service offerings in a business-to-business environment. The NewTracker® system provides for transparency between Newtek and referring parties and has been material in our ability to obtain referrals from a wide variety of sources. This patented system allows us and our alliance partners to review in real time the status of any referral as well as to provide real time compliance oversight by the respective alliance partner, which we believe creates confidence among the referred business client, the referring alliance partner and us. We own the NewTracker® patent, as well as all trademarks and other patented intellectual property used by us and our controlled portfolio companies.

Additional referrals are obtained from individual professionals in geographic markets that have signed up to provide referrals and earn commissions through our BizExec and TechExec Programs. Our BizExecs and TechExecs are traditionally information technology professionals, CPAs, independent insurance agents and sales and/or marketing professionals. In addition, electronic payment processing services are marketed through independent sales agents, and web technology and eCommerce services are marketed through internet-based marketing and third-party resellers. A common thread across all business lines of our controlled portfolio companies relates to acquiring customers at low cost and making strategic alliances primarily where we pay fees only for successful referrals. We seek to bundle our marketing efforts through our brand, our portal, our patented NewTracker® referral system, our web presence as Your Business Solutions Company® and one easy entry point of contact. We expect that this approach will allow us to continue to cross-sell the financing solutions of our business finance ecosystem to customers of our controlled portfolio companies and build upon our extensive deal sourcing infrastructure. The compensation which we pay for referrals is consistent with industry practices.

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

The SMB market represents a large, underserved market. We estimate the SMB market to include over 27 million businesses in the United States. We believe that SMBs, most of which are privately-held, are relatively underserved by traditional capital providers such as commercial banks, finance companies, hedge funds and collateralized loan obligation funds. Further, we believe that such companies generally possess conservative capital structures with significant enterprise value cushions, as compared to larger companies with more financing options. While the largest originators of SBA 7(a) loans have traditionally been regional and national banks, from 2012 through 2020, NSBF has consistently been the largest non-bank originator of SBA 7(a) loans by dollar lending volume and is currently the third largest SBA 7(a) lender in the United States. As a result, we believe we and our controlled portfolio companies are well positioned to provide financing to the types of SMBs that we have historically targeted and we have the technology and infrastructure in place presently to do it cost effectively in all 50 states and across many industries.

The increased capital requirements and other regulations placed on banks may reduce lending by traditional large financial institutions and community banks. While many SMBs were previously able to raise debt financing through traditional large financial institutions, we believe this approach to financing will continue to be constrained as continued implementation of U.S. and international financial reforms, such as Basel III, phase in and rules and regulations are promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act. We believe that these regulations will increase capital requirements and have the effect of further limiting the capacity of traditional financial institutions to hold non-investment grade loans on their balance sheets. As a result, we believe that many of these financial institutions have de-emphasized their service and product offerings to SMBs, which we believe will make a higher volume of deal flow available to us.

Increased demand for comprehensive, business-critical SMB solutions. Increased competition and rapid technological innovation are creating an increasingly competitive business environment that requires SMBs to fundamentally change the way they manage critical business processes. This environment is characterized by greater focus on increased quality, lower costs, faster turnaround and heightened regulatory scrutiny. To make necessary changes and adequately address these needs, we believe that companies are focusing on their core competencies and utilizing cost-effective outsourced solutions to improve productivity, lower costs and manage operations more efficiently. Our controlled portfolio companies provide critical business solutions such as electronic payment processing, managed IT solutions, personal and commercial insurance services and full-service payroll and benefit solutions, receivables financing, funding of SBA 504 loans, which provide financing of fixed assets such as real estate or equipment, and non-conforming (non-SBA) commercial loans. We believe that each of these market segments are underserved for SMBs and since we are able to provide comprehensive financial and business solutions under one (the Newtek) platform, we beleive that we are well positioned to continue to realize growth from these product offerings.

Competitive Advantages

We believe that we are well positioned to take advantage of investment opportunities in SMBs due to the following competitive advantages:

Internally Managed Structure and Significant Management Resources. We are internally managed by our Executive Committee under the supervision of our Board and do not depend on an external investment advisor. As a result, we do not pay investment advisory fees and all of our income is available to pay our operating costs, which include employing investment and portfolio management professionals, and to make distributions to our shareholders. We believe that our internally managed structure provides us with a lower cost operating expense structure, when compared to other publicly traded and privately-held investment firms which are externally managed, and allows us the opportunity to leverage our non-interest operating expenses as we grow our investment portfolio. Our Senior Lending Team has developed one of the largest independent loan origination and servicing platforms that focuses exclusively on SMBs.

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

State of the Art Technology. Our patented NewTracker® software enables us to board a SMB customer, process the application or inquiry, assemble necessary documents, complete the transaction and create a daily reporting system that is sufficiently unique as to receive a U.S. patent. NewTracker® enables us to identify a transaction, similar to a merchandise barcode or the customer management system used by SalesForce.com, then process a business transaction and generate internal reports used by management and external reports for strategic referral partners. NewTracker® allows our referral partners to have digital access into our back office and follow on a real time, 24/7 basis the processing of their referred customers. NewTracker® has been applied to all of the business and financial solutions we offer directly or through our controlled portfolio companies.

Established Direct Origination Platform with Extensive Deal Sourcing Infrastructure. We have established a direct origination pipeline for investment opportunities without the necessity for financial institutions or brokers as well as broad marketing channels that we believe allow for highly selective underwriting. We believe the combination of our brand, our portal, our patented NewTracker® technology, and our web presence as Your Business Solutions Company® have created an extensive deal sourcing infrastructure. Although we pay fees for loan originations that are referred to us by our alliance partners, our investment team works directly with the borrower to assemble and underwrite loans. We rarely invest in pre-assembled loans that are sold by investment banks or brokers. As a result, we believe that our unique national origination platform allows us to originate attractive credits at a low cost. During 2020 and 2019 we funded $196,752,000 and $517,692,000, respectively, of SBA 7(a) loans, with 2020 originations being negatively impacted by the Executive Team’s and Senior Lending Team’s decision to focus on PPP loan referrals, and not SBA 7(a) loan referrals, as a result of the COVID-19 pandemic. We anticipate that our principal source of investment opportunities will continue to be in the same types of SMBs to which we currently provide financing. Our Executive Committee and Senior Lending Team will also seek to leverage our extensive network of additional referral sources, including law firms, accounting firms, financial, operational and strategic consultants and financial institutions, with whom we have completed investments. We believe our current infrastructure and expansive relationships will continue to enable us to review a significant amount of direct (or non-brokered) investment opportunities.

Experienced Senior Lending Team with Proven Track Record. We believe that our Senior Lending Team is one of the leading capital providers to SMBs. Our Senior Lending Team has expertise in managing the SBA process and has managed a diverse portfolio of investments with a broad geographic and industry mix. While the primary focus of NSBF is to expand its debt financing activities in SBA 7(a) loans, our Senior Lending Team is also focused on growing our business finance ecosystem through our controlled portfolio companies NBC, which provides receivables financing, inventory financing and health care receivables financing, NBL, which funds SBA 504 loans, and our joint venture program, which funds non-conforming (non-SBA) commercial loans.

Flexible, Customized Financing Solutions for Seasoned, Smaller Businesses. While NSBF’s primary focus is to expand its lending by activities by providing SBA 7(a) loans to SMBs, we also seek to offer SMBs a variety of attractive financing structures, as well as cost effective and efficient business solutions, to meet their capital needs through our subsidiaries and controlled portfolio companies. In particular, through our controlled portfolio companies, we offer larger loans, between $5,000,000 and $15,000,000, greater than loans available with the SBA guarantee, but with a higher interest rate to compensate for the increased risk. Unlike many of our competitors, we believe we have the business finance ecosystem that allows us to provide a complete package of business solutions and financing options for SMBs, which allows for cross-selling opportunities and improved client retention. We expect that a large portion of our capital will be loaned to companies that need growth capital, acquisition financing or funding to recapitalize or refinance existing debt facilities. Our lending will continue to focus on making loans to SMBs that:

•have 3 to 10 years of operational history;

•significant experience in management;

•credit worthy owners who provide a personal guarantee for our investment;

•show a strong balance sheet to collateralize our investments; and

•show sufficient cash flow to be able to service the payments on our investments comfortably.

Although we may make investments in start-up businesses, we generally seek to avoid investing in high-risk, early-stage enterprises that are only beginning to develop their market share or build their management and operational infrastructure with limited collateral.

Disciplined Underwriting Policies and Rigorous Portfolio Management. We pursue rigorous due diligence of all prospective investments originated through our business finance ecosystem. Our Senior Lending Team has developed what we believe to be an extensive underwriting due diligence process, which includes a review of the operational, financial, legal and industry performance and outlook for the prospective investment, including quantitative and qualitative stress tests, review of industry data and when necessary, consultation with outside experts regarding the creditworthiness of the borrower. These processes continue during the portfolio monitoring process, when we will conduct field examinations, when appropriate, review all compliance certificates and covenants and regularly assess the financial and business conditions and prospects of portfolio companies. In addition, SBL is a third-party servicer for commercial, SBA 7(a) and other government guaranteed investments, whose exceptional servicing capabilities with compact timelines for loan resolutions and dispositions has attracted various third-party portfolios to SBL. SBL also services the loans funded by NBL and our joint venture, and provides loan origination and closing services to NSBF pursuant to an SBA approved lender service provider agreement.

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

As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our shareholders. To maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any (the “Annual Distribution Requirement”).

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

Investment Objectives

Debt Investments

We target our debt investments, which are principally made through our business finance ecosystem under the SBA 7(a) program, to produce generally, a coupon rate of prime plus 2.25% to 2.75% which enables us to generate rapid sales of the guaranteed portions of SBA 7(a) loans in the secondary market, historically producing gains and with a yield on investment in excess of 30%. We typically structure our debt investments with the maximum seniority and collateral along with personal guarantees from portfolio company owners, in many cases collateralized by other assets including real estate. In most cases, our debt investment will be collateralized by a first lien on the assets of the portfolio company and a first or second lien on assets of guarantors, in both cases primarily real estate. All SBA 7(a) loans are made with personal guarantees from any owner(s) of 20% or more of the portfolio company’s equity. As of December 31, 2020, substantially all of our SBA 7(a) portfolio at fair value consisted of debt investments that were secured by first or second priority liens on the assets of the portfolio company.

•First Lien Loans. Our first lien loans generally have terms of one to twenty-five years, provide for a variable interest rate, contain no prepayment penalties (however, the SBA will charge the borrower a prepayment fee if the loan has a maturity of 15 or more years and is prepaid during the first three years) and are secured by a first priority security interest in all existing and future assets of the borrower. Our first lien loans may take many forms, including revolving lines of credit, term loans and acquisition lines of credit.

•Second Lien Loans. Our second lien loans generally have terms of five to twenty-five years, also primarily provide for a variable interest rate, contain no prepayment penalties (however, the SBA will charge the borrower a prepayment fee if the loan has a maturity of 15 or more years and is prepaid during the first three years) and are secured by a second priority security interest in all existing and future assets of the borrower. We typically only take second lien positions on additional collateral where we also have first lien positions on business assets.

•Unsecured Loans. We make few unsecured investments, primarily to our controlled portfolio companies, which because of our equity ownership are deemed to be more secure. Typically, these loans are to meet short-term funding needs.

We typically structure our debt investments to include non-financial covenants that seek to minimize our risk of capital loss such as lien protection and prohibitions against change of control. Our debt investments have strong protections, including default penalties, information rights and, in some cases, affirmative, negative and financial covenants.

In addition to the investment objectives described above, the Company temporarily shifted its debt investment strategy during the first half of 2020 to focus on PPP lending in response to the COVID-19 pandemic. As such, the Company’s investment objectives relating to its PPP lending during fiscal 2020 may differ from the objectives described above. For more information, see “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations — PPP Additional Rounds.”

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

Investment Process

The following discussion relates to the Company’s investment selection process in connection with SBA 7(a) lending. The Company’s investment selection process for PPP lending during fiscal 2020 may differ from the process described below. For more information, see “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations — PPP Additional Rounds.”The members of our Senior Lending Team and our Executive Committee are responsible for all aspects of our investment selection process. The discussion below describes our investment procedures. The stages of our investment selection process are as follows:

Loan and Deal Generation/Origination

We believe that the combination of our brand, our portal, our patented NewTracker® technology, and our web presence as Your Business Solutions Company® have created an extensive loan and deal sourcing infrastructure. This is maximized through long-standing and extensive relationships with industry contacts, commercial and investment bankers, entrepreneurs, services providers (such as lawyers and accountants), as well as current and former clients, portfolio companies and our extensive network of strategic alliance partners. We supplement our relationships by the selective use of advertising aimed primarily at lending to the SMB market. We believe we have developed a reputation as a knowledgeable and reliable source of capital, providing value-added advice, prompt processing, and management and operations support to our portfolio companies.

We market our loan and investment products and services, and those of our controlled portfolio companies, through referrals from our alliance partners such as Amalgamated Bank, Stifel Bank, Axiom Bank, Credit Union National Association, ENT Federal Credit Union, Legacy Bank, Morgan Stanley Smith Barney, Navy Federal Credit Union, New York Community Bank, Raymond James, Randolph Brooks Federal Credit Union, UBS, Meineke Dealers Purchasing Cooperative, Transworld Business Advisors, Army Navy Federal Credit Union, Teachers Federal Credit Union, Nassau Federal Educators Federal Credit Union, Spire Federal Credit Union, and True Value Company, among others using our patented NewTracker® referral system as well as direct referrals from our web presence, www.newtekone.com. The patent for our NewTracker® referral system is a software application patent covering the systems and methods for tracking, reporting and performing processing activities and transactions in association with referral data and related information for a variety of product and service offerings in a business-to-business environment providing further for security and transparency between referring parties. NewTracker® allows us and our alliance partners to review in real time the status of any referral as well as to provide real time compliance oversight by the respective alliance partner, which we believe creates confidence between the referred business client, the referring alliance partner and us.

Additional deal sourcing and referrals are obtained from individual professionals in geographic markets that have signed up to provide referrals and earn commissions through our BizExec and TechExec Programs. The BizExecs and TechExecs are traditionally information technology professionals, CPAs, independent insurance agents and sales and/or marketing professionals. In addition, electronic payment processing services are marketed through independent sales representatives and web technology and eCommerce services are marketed through internet-based marketing and third-party resellers. A common thread across all business lines of our subsidiaries and controlled portfolio companies relates to acquiring customers at low cost. We seek to bundle our marketing efforts through our brand, our portal, NewTracker®, our web presence as Your Business Solutions Company® and one easy entry point of contact. We expect that this approach will allow us to continue to cross-sell the business and financial solutions of our subsidiaries and controlled portfolio companies to our customers and customers of our controlled portfolio companies, and to build upon our extensive deal sourcing infrastructure.

Screening

We screen all potential debt or equity investment proposals that we receive for suitability and consistency with our investment criteria. See “Portfolio Company Characteristics,” above. In screening potential investments, our Senior Lending Team and our Executive Committee utilize a value-oriented investment philosophy and commit resources to managing downside exposure. If a potential investment meets our basic investment criteria, a business service specialist or other member of our team is assigned to perform preliminary due diligence.

SBA Lending Procedures

We originate loans under the SBA 7(a) Program (authorized by section 7(a) of the Small Business Act, 15 U.S.C. 636(a)), in accordance with our credit and underwriting policy, which incorporates by reference the applicable regulations and the SBA Standard Operating Procedures, Lender and Development Company Loan Program (“SOP 50 10”) (collectively, “SBA Loan Program Requirements”) as they relate to the financing and servicing of such loans.

During the initial application process for a loan originated under the SBA 7(a) Program, a Newtek business service specialist assists and guides the applicant through the application process, which begins with the submission of an online form through our customized loan portal. The online loan processing system collects required information and ensures that all necessary forms are provided to the applicant and filled out. The system conducts two early automatic screenings focused primarily on whether (i) the requested loan is for an eligible purpose, (ii) the requested loan is for an eligible amount and (iii) the applicant is an eligible borrower. If the applicant is eligible to fill out the entire application, the online system pre-qualifies the applicant based on preset credit parameters that meet the standards of Newtek and the SBA.

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

In addition to Form 1919, the following additional information is required:

•an SBA Form 912 (Statement of Personal History), if question 1, 2, or 3 of Form 1919 is answered affirmatively;

•an SBA Form 413 (Personal Financial Statement), for all owners of 20% or more (including the assets of the owner’s spouse and any minor children), and proposed guarantors;

•business financial statements dated within 180 days prior to submission to SBA, consisting of (a) year-end balance sheets for the last three years, including detailed debt schedule, (b) year-end profit & loss (P&L) statements for the last three years, (c) reconciliation of net worth, (d) interim balance sheet, and (e) interim P&L statements;

•a list of names and addresses of any subsidiaries and affiliates, including concerns in which the applicant holds a controlling interest and other concerns that may be affiliated by stock ownership, franchise, proposed merger or otherwise with the applicant, and business financial statements meeting the same requirements as above of such subsidiaries and affiliates;

•the applicant’s original business license or certificate of doing business;

•records of any loans the applicant may have applied for in the past;

•signed personal and business U.S. federal income tax returns of the principals of the applicant’s business for previous three years;

•personal resumes for each principal;

•a brief history of the business and its challenges, including an explanation of why the SBA loan is needed and how it will help the business;

•a copy of the applicant’s business lease, or note from the applicant’s landlord, giving terms of proposed lease; and

•if purchasing an existing business, (a) current balance sheet and P&L statement of business to be purchased, (b) previous two years U.S. federal income tax returns of the business, (c) proposed Bill of Sale including Terms of Sale, and (d) asking price with schedule of inventory, machinery and equipment, furniture and fixtures.

We view current financial information as the foundation of sound credit analysis. To that end, we verify all business income tax returns with the Internal Revenue Service and generally request that financial statements be submitted on an annual basis after the loan closes. For business entities or business guarantors, we request U.S. federal income tax returns for each fiscal year-end to meet the prior three-year submission requirement. For interim periods, we will accept management-prepared financial statements. The most recent financial information may not be more than 180 days old at the time of the approval of the loan, but we generally request that the most recent financial information not be older than 90 days in order to provide time for underwriting and submission to SBA for guaranty approval, if required. For individuals or personal guarantors, we require a personal financial statement dated within 180 days of the application (sixty days is preferred) and personal income tax returns for the prior three years. In connection with each yearly update of business financial information, the personal financial information of each principal must also be updated. Spouses are required to sign all personal financial statements in order for the Underwriting Department to verify compliance with the SBA’s personal resource test. In addition, the Underwriting Department will ensure that there has been no adverse impact on financial condition of the applicant or its principals since the approval of the loan. If closing does not occur within ninety days of the date on which the loan is approved, updated business and personal financial statements must be obtained and any adverse change must be addressed before the proceeds of the loan may be disbursed. If closing does not occur within six months of the date on which the loan is approved, the applicant is generally required to reapply for the loan.

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

Collateral: We are required to reasonably secure each loan transaction with all worthwhile and available assets. Pursuant to SBA SOP 50 10, we may not (and will not) decline a loan if the only weakness in the application is the value of collateral in relation to the loan amount, provided that all assets available to the business and its principals have been pledged. As set forth in SBA SOP 50 10, the SBA considers a loan to be fully secured if the lender has taken a security interest in all available fixed assets with a combined “net book value” adjusted up to the loan amounts below. For 7(a) loans, “fixed assets” means real estate, including land and structures and machinery and equipment owned by the business. “Net book value” is defined as an asset’s original price minus depreciation and amortization.

We attempt to secure each loan transaction with as much real estate and liquid asset collateral as necessary; however, all fixed assets must be evaluated. Fixed assets are evaluated on the basis of the net book value to determine the realizable value among collateral types. Valuation factors are applied as follows:

•Commercial real estate — 75%

•Residential real estate — 85%

•Vacant land — 50%

•Machinery & Equipment — 50%

•Furniture & Fixtures — 10%

•Accounts receivable & inventory — 20%

•Leasehold improvements — 5%

•Certificate of Deposit — 100%

•Regulated Licenses — will vary dependent upon type of license and geographic area. The liquidation rate used must be fully justified.

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

Real Estate Transactions: Loan proceeds for the acquisition or refinancing of land or an existing building or for renovation or reconstruction of an existing building must meet the following criteria:

•the property must be at least 51% owner-occupied pursuant to SBA policies; and

•loan proceeds may not be used to remodel or convert any rental space in the property.

Loan proceeds for construction or refinancing of construction of a new building must meet the following criteria:

•the property must be at least 60% owner-occupied pursuant to SBA policies; and

•if the building is larger than current requirements of the applicant, projections must demonstrate that the applicant will need additional space within three years, and will use all of the additional space within ten years.

Commercial real estate appraisals are required on all primary collateral prior to the loan closing. In general, appraisals will be required as follows:

•for loans up to $100,000 — a formal opinion of value prepared by a real estate professional with knowledge of the local market area;

•for loans from $100,000 to $500,000 — a limited summary appraisal completed by a state certified appraiser;

•for loans from $500,000 to $1 million — a limited summary appraisal by a Member of the Appraisal Institute (“MAI”) appraiser; and

•for loans over $1 million — a complete self-contained appraisal by a MAI appraiser.

Environmental screenings and an environmental questionnaire are required for all commercial real estate taken as collateral.

In general, environmental reports are required as follows:

•for real estate valued up to $500,000 — a transaction screen including a records review;

•for real estate valued in excess of $500,000 — a Phase I Environmental Report; and

•for the following types of property, a Phase I Environmental Report will be required regardless of property value: gasoline service stations, car washes, dry cleaners and any other business known to be in environmentally polluting industries.

In all cases for commercial real estate taken as collateral:

•if further testing is recommended, the recommended level of testing will be performed prior to the loan closing; and

•if the report indicates remedial action to be taken by the business, such actions must be completed prior to the loan closing and a closure letter must be provided prior to funding.

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

Other than rejections for ineligibility of the applicant, the type of business or the loan purpose, NSBF may decline a loan application for the following reasons:

•after taking into consideration prior liens and considered along with other credit factors, the net value of the collateral offered as security is not sufficient to protect the interest of the U.S. Government;

•lack of reasonable assurance of ability to repay loan (and other obligations) from earnings;

•lack of reasonable assurance that the business can be operated at a rate of profit sufficient to repay the loan (and other obligations) from earnings;

•disproportion of loan requested and of debts to tangible net worth before and after the loan;

•inadequate working capital after the disbursement of the loan;

•the result of granting the financial assistance requested would be to replenish funds distributed to the owners, partners, or shareholders;

•lack of satisfactory evidence that the funds required are not obtainable without undue hardship through utilization of personal credit or resources of the owner, partners or shareholders;

•the major portion of the loan requested would be to refinance existing indebtedness presently financed through normal lending channels;

•credit commensurate with applicant’s tangible net worth is already being provided on terms considered reasonable;

•gross disproportion between owner’s actual investment and the loan requested;

•lack of reasonable assurance that applicant will comply with the terms of the loan agreement;

•unsatisfactory experience on an existing loan; or

•economic or physical injury not substantiated.

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

Other, Primarily Equity Investments

Due Diligence and Underwriting

In making loans or equity investments other than SBA 7(a) loans or similar conventional loans to SMBs, our Executive Committee will take a direct role in screening potential loans or investments, in supervising the due diligence process, in the preparation of deal documentation and the completion of the transactions. The members of the Executive Committee and/or Senior Lending Team complete due diligence and analyze the relationships among the prospective portfolio company’s business plan, operations and expected financial performance. Due diligence may address some or all of the following depending on the size and nature of the proposed investment:

•on-site visits with management and relevant key employees;

•in-depth review of historical and projected financial statements, including covenant calculation work sheets;

•interviews with customers and suppliers;

•management background checks;

•review reports by third-party accountants, outside counsel and other industry, operational or financial experts; and/or

•review material contracts.

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

Ongoing Relationships with Portfolio Companies

Monitoring, Managerial Assistance

We have and will continue to monitor our portfolio companies on an ongoing basis. We monitor the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each company. We generally require our portfolio companies to provide annual audits, quarterly unaudited financial statements with management discussion and analysis and covenant compliance certificates, and monthly unaudited financial statements. Using these monthly financial statements, we calculate and evaluate all financial covenants and additional financial coverage ratios that might not be part of our covenant package in the loan documents. For purposes of analyzing a portfolio company’s financial performance, we sometimes adjust their financial statements to reflect pro-forma results in the event of a recent change of control, sale, acquisition or anticipated cost savings. Additionally, we believe that, through our integrated marketing and sale of each business and financial solution offered by NSBF and our controlled portfolio companies, to our controlled portfolio companies and non-affiliate portfolio companies, we have in place extensive and robust monitoring capabilities.

We have several methods of evaluating and monitoring the performance and fair value of our investments, including the following:

•assessment of success in adhering to each portfolio company’s business plan and compliance with covenants;

•periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;

•comparisons to our other portfolio companies in the industry, if any;

•attendance at and participation in board meetings; and/or

•review of monthly and quarterly financial statements and financial projections for portfolio companies.

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

We will monitor and, when appropriate, change the investment ratings assigned to each loan or investment in our portfolio. In connection with our valuation process, our management team will review these investment ratings on a quarterly basis, and our Board will review and affirm such ratings. The investment rating of a particular investment should not, however, be deemed to be a guarantee of the investment’s future performance.

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

The determination of fair value will generally be based on the following factors, as relevant:

•the nature and realizable value of any collateral;

•adherence to the portfolio company’s business plan and compliance with covenants;

•periodic and regular contact with the portfolio company’s management to discuss financial position, requirements and accomplishments;

•comparison to portfolio companies in the same industry, if any;

•the portfolio company’s ability to make payments;

•the portfolio company’s earnings and discounted cash flow;

•the markets in which the portfolio company does business; and

•comparisons to publicly traded securities.

Securities for which market quotations are not readily available or for which a pricing source is not sufficient may include, but are not limited to, the following:

•private placements and restricted securities that do not have an active trading market;

•securities whose trading has been suspended or for which market quotes are no longer available;

•debt securities that have recently gone into default and for which there is no current market;

•securities whose prices are stale;

•securities affected by significant events; and

•securities that our investment professionals believe were priced incorrectly.

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule’s requirements on or before the compliance date in September 2022.
Competition

We compete for SBA 7(a) and other SMB loans with other financial institutions and various SMB lenders, as well as other sources of funding. Additionally, competition for investment opportunities has emerged among alternative investment vehicles, such as collateralized loan obligations, some of which are sponsored by other alternative asset investors, as these entities have begun to focus on making investments in SMBs. As a result of these new entrants, competition for our investment opportunities may intensify. Many of these entities have greater financial and managerial resources than we do, but we believe that they invariably lack the ability to process loans as quickly as we can and do not have the depth of our customer service capabilities. We believe we will be able to compete with these entities primarily on the basis of our financial technology infrastructure, our experience and reputation, our deep industry knowledge and ability to provide customized business solutions, our willingness to make smaller investments than other specialty finance companies, the breadth of our contacts, our responsive and efficient investment analysis and decision-making processes, and the investment terms we offer.

We and our controlled portfolio companies compete in a large number of markets for the sale of financial and business solutions to SMBs. Each of our controlled portfolio companies competes not only against suppliers in its particular state or region of the country but also against suppliers operating on a national or even a multi-national scale. None of the markets in which our controlled portfolio companies compete are dominated by a small number of companies that could materially alter the terms of the competition.

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

While we compete with many different providers in our various businesses, we have been unable to identify any direct and comprehensive competitors that deliver the same broad suite of services focused on the needs of the SMB market with the same marketing strategy as we do. We believe that some of the competitive advantages of our platform include:

•compatible products such as our e-commerce offerings that we are able to bundle to increase sales, reduce costs and reduce risks for our customers and enable us to sell two, three, or four products at the same time;

•the patented NewTracker® referral system, which allows us and our portfolio companies to process new business utilizing a web-based, centralized processing point and provides back end scalability, and allows our alliance partners to offer a centralized access point for their SMB clients as part of their larger strategic approach to marketing, thus demonstrating their focus on providing a suite of services to the SMB market in addition to their core service;

•the focus on developing and marketing business solutions and financial products and services aimed at the SMB market;

•scalability, which allows us to size our business solutions capabilities very quickly to meet customer and market needs;

•the ability to offer personalized service and competitive rates;

•a strategy of multiple channel distribution, which gives us maximum exposure in the marketplace;

•high quality customer service 24/7/365 across all business lines, with a focus primarily on absolute customer service and;

•a telephonic interview process, as opposed to requiring handwritten or data-typing processes, which allows us to offer high levels of customer service and satisfaction, particularly for SMB owners who do not get this service from our competitors
Revenues by Geographic Area
During the years ended December 31, 2020, 2019 and 2018, all of our revenue was derived from customers in the United States.

Human Capital including Senior Lending Team and Executive Committee

As an internally managed BDC, the long-term success of our Company depends on our people. Our team comprises experienced investment professionals, executive officers and treasury, finance, risk management, administrative support, IT and human resources professionals.

The key members of our senior lending team (“Senior Lending Team”), many of whom have worked together for more than ten years, each have over 25 years of experience in finance-related fields. These investment professionals have worked together to screen opportunities, underwrite new investments and manage a portfolio of investments in SMBs through two recessions, a credit crunch, the dot-com boom and bust and a historic, leverage-fueled asset valuation bubble. Each member brings a complementary component to a team well-rounded in finance, accounting, operations, strategy, business law and executive management.

Because we are internally managed by our Executive Committee, which includes Barry Sloane, Peter Downs, Michael A. Schwartz and Nicholas Leger, under the supervision of our Board, and do not depend on a third-party investment advisor, we do not pay investment advisory fees and all of our income is available to pay our operating costs and to make distributions to our shareholders. While our portfolio companies are independently managed, our Executive Committee also oversees our controlled portfolio companies and, to the extent that we may make additional equity investments in the future, the Executive Committee will also have primary responsibility for the identification, screening, review and completion of such investments. We do not expect to focus our resources on investing in additional stand-alone equity investments, but may elect to do so from time to time on an opportunistic basis, if such opportunities arise. Messrs. Sloane and Downs have been involved together in the structuring and management of equity investments for the past seventeen years.

The retention of our Senior Lending Team and Executive Committee is material to the management of our business. The departure of key investment personnel could adversely affect our business and cause us to lose current and potential investment opportunities. As such, we offer a competitive compensation and benefits structure that we believe is attractive to our current and prospective professionals. As we hire and develop individuals, we take succession planning into account and have succession plans in place for each of our senior leaders.

As of December 31, 2020 our workforce consisted of 110 professionals. We strive to continue to create a welcoming and inclusive work environment for our employees. We are committed to recruiting, motivating. and developing a diversity of talent and to create an inclusive community where all individuals are welcomed, valued, respected, and heard. In order to support a culture of learning, we provide many training opportunities for our employees to continue to build their skills and increase their effectiveness as members of a team, including offering a variety of external and internal classes and training sessions as well as hands-on learning and one-on-one mentorship. We continue to encourage dialogue between managers and employees and have increased the frequency of our communications with employees during the COVID-19 pandemic.

We are committed to fostering a workplace conducive to the open communication of any concerns regarding unethical, fraudulent or illegal activities. Feedback from employees on matters related to their employment or our operations including its financial statement disclosures, accounting, internal accounting controls or auditing matters is greatly appreciated and helps to build a stronger organization. Each director, officer, regular full-time, part-time and temporary employee of the Company has the ability to report confidentially under this whistleblower policy: (a) questionable or improper accounting, internal controls, auditing matters, disclosure, or fraudulent business practices and (b) illegal or unethical behavior that has occurred, is ongoing, or is about to occur of an applicable law, rule, regulation or policy of the Company. We protect the confidentiality of those making reports of possible misconduct to the maximum extent permitted by law. Our no retaliation policy prohibits retaliation against those who report activities believed in good faith to be a violation of any law, rule, regulation or internal policy.

We maintain and ensure compliance of all directors, officers and employees to our Code of Business Conduct and Ethics (the “Code of Ethics”) which is acknowledged in writing on joining and annually by all our employees, as a continued condition of employment. Our Code of Ethics establishes applicable policies, guidelines, and procedures that promote ethical practices and conduct by the Company and all its employees, officers, and directors. Our Code of Ethics can be found on our website at http:/investor.newtekbusinessservices.com/corporate-governance.

We aim to provide a safe environment at work. During the COVID-19 pandemic, the safety of our employees, clients, customers, and vendors has been at the forefront of our decisions regarding when it is safe for employees to return to work in the office. Accordingly, we have encouraged employees to work from home in regions where doing so is recommended by local guidance. Following local and CDC guidance, we have made our offices accessible to those who prefer to work in the office, with restrictions and safety protocols in place, including limiting office capacity. For those hesitant to return to the office, we have continued to support remote work as an option during the ongoing COVID-19 pandemic. In addition to protecting the physical safety of our employees, we seek to promote a safe environment that is free of harassment or bullying. We do not tolerate discrimination and harassment of any kind including but not limited to sexual, gender identity, race, religion, ethnicity, age, or disability, among others.

During the pandemic, we have encouraged employee health and wellness by being aware that employees need flexibility during this time and have different needs. We have made information and services available to support employees. We emphasize employee engagement, particularly during the ongoing pandemic, by encouraging ongoing dialogue with managers, colleagues and leaders. Communications have been more frequent during this time so that employees can stay connected and that we understand our employees’ diverse needs. We monitor our attrition and analyze reasons for leaving the Company. We value employee feedback and make adjustments to employees’ needs and concerns as they are raised.
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

We generally are not able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if (1) our Board determines that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities. At a July 10, 2020 special meeting of shareholders, our shareholders authorized us to sell shares of our common stock (during the following 12 months) at a price below its then current net asset value per share subject to certain conditions (including that the cumulative number of shares sold does not exceed 20% of its then outstanding common stock immediately prior to each such sale). During 2020, the Company did not sell any shares of its common stock at a price below then-current net asset value per share.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, or the Securities Act. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Prior to January 19, 2021, except for registered money market funds, we generally were prohibited from acquiring more than 3% of the voting stock of any registered investment company, investing more than 5% of the value of our total assets in the securities of one investment company, or investing more than 10% of the value of our total assets in the securities of more than one investment company without obtaining exemptive relief from the SEC. However, the SEC adopted new rules, which became effective on January 19, 2021, that allow us to acquire the securities of other investment companies in excess of the 3%, 5% and 10% limitations without obtaining exemptive relief if we comply with certain conditions. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might indirectly subject our stockholders to additional expenses as they will indirectly be responsible for the costs and expenses of such companies. None of our investment policies are fundamental and any may be changed without stockholder approval.

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

In addition, on January 20, 2021, we applied for an order of the SEC pursuant to Section 6(c) of the 1940 Act granting an exemption from the provisions of Section 12(d)(3) to the extent necessary to permit the Company to organize, acquire, and continue to wholly own the securities of an entity that will be an indirect wholly-owned portfolio company of the Company, that intends to operate as an investment adviser (the “Adviser Subsidiary”) registered with the SEC under the Investment Advisers Act of 1940, as amended, which application is pending.

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

(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

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

(2)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(3)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(4)Securities received in exchange for or distributed on or with respect to securities described in (1) through (3) above, or pursuant to the exercise of warrants or rights relating to such securities.

(5)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Prior to January 19, 2021, except for registered money market funds, we generally were prohibited from acquiring more than 3% of the voting stock of any registered investment company, investing more than 5% of the value of our total assets in the securities of one investment company, or investing more than 10% of the value of our total assets in the securities of more than one investment company without obtaining exemptive relief from the SEC. However, the SEC adopted new rules, which became effective on January 19, 2021, that allow us to acquire the securities of other investment companies in excess of the 3%, 5% and 10% limitations without obtaining exemptive relief if we comply with certain conditions. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of our investment policies are fundamental and any may be changed without stockholder approval.
Significant Managerial Assistance

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “Qualifying Assets” above. BDCs generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for U.S. federal income tax purposes typically require us to limit the amount we invest with any one counterparty. Our management monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Warrants and Options

Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) our stockholders authorize the proposal to issue such warrants, and our Board approves such issuance on the basis that the issuance is in the best interests of the Company and its stockholders and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.

Senior Securities; Coverage Ratio

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if we meet certain asset coverage requirements. On April 27, 2018, we announced that our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act”) of the Board, approved a proposal to reduce our asset coverage requirement as set forth in Section 61(a)(2) of the 1940 Act, from 200% to 150%. Such change would have been effective April 27, 2019. However, on July 26, 2018, our stockholders approved a proposal to reduce our asset coverage requirement to 150%, effective July 27, 2018. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 150% after deducting the amount of such dividend, distribution, or purchase price. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. For a discussion of the risks associated with the resulting leverage, see “Risk Factors – Risks Related to Our Business And Structure – Because we borrow money, the potential for loss on amounts invested in us is magnified and may increase the risk of investing in us.”

As of December 31, 2020, we had an aggregate principal amount of senior securities outstanding of $457,931,000 and our asset coverage ratio was 174%.

Issuance of Shares Below Current Net Asset Value

At a special meeting of shareholders held on August 2, 2019, our stockholders authorized us to issue common stock at a discount from our NAV per share, effective for a period that expired on June 12, 2020. Under the approved proposal, our Board, subject to its fiduciary duties and regulatory requirements, had the discretion to determine the amount of the discount, and as a result, the discount could be up to 100% of net asset value per share. At a special meeting of shareholders held on July 10, 2020, our stockholders authorized us to issue common stock at a discount from our NAV per share, effective for a period expiring on the earlier of July 10, 2021, or the date of our 2021 annual meeting of stockholders. We have agreed to limit the number of shares that we issue at a price below NAV pursuant to this authorization so that the aggregate dilutive effect on our then outstanding shares will not exceed 20%. During the year ended December 31, 2020, the Company did not sell any shares of common stock at a price below NAV per share.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Accounting Officer must certify the accuracy of the consolidated financial statements contained in our periodic reports;

•pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal controls over financial reporting; and

•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Regulation as a Small Business Lending Company

Our wholly-owned subsidiary, NSBF, is licensed by the SBA as an SBLC that originates loans through the SBA 7(a) Program. The SBA 7(a) Program is the SBA’s primary loan program. In order to operate as an SBLC, a licensee is required to maintain a minimum regulatory capital (as defined by SBA regulations) of the greater of (1) 10% of its outstanding loans receivable and other investments or (2) $1,000,000. In addition, a SBLC is subject to certain other regulatory restrictions.

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

Among other things, SBLCs are required to: submit to the SBA for review a credit policy that demonstrates the SBLC’s compliance with the SBA Loan Program Requirements for origination, servicing and liquidation of 7(a) loans; submit to the SBA for review and approval annual validation, with supporting documentation and methodologies, demonstrating that any scoring model used by the SBLC is predictive of loan performance; obtain SBA approval for loan securitization and borrowings; and adopt and fully implement an internal control policy which provides adequate direction for effective control over and accountability for operations, programs, and resources.

Pursuant to the SBA’s regulations, the SBA is released from liability on its guaranty of a 7(a) loan and may, in its sole discretion, refuse to honor a guaranty purchase request in full or in part, or recover all or part of the funds already paid in connection with a guaranty purchase, if the lender failed to comply materially with a SBA Loan Program Requirement; failed to make, close, service or liquidate the loan in a prudent manner; placed the SBA at risk through improper action or inaction; failed to disclose a material fact to the SBA in a timely manner; or misrepresented a material fact to the SBA regarding the loan. In certain instances, the SBA may refuse to honor a guaranty purchase request in full (referred to by the SBA as a “denial”) or in part (referred to by the SBA as a “repair”), or recover all or part of the funds already paid in connection with a guaranty purchase. In the event of a repair or denial, liability on the guaranty, in whole or part, would be transferred to NSBF. In addition, the growth in the number of loans made by NSBF, changes in SBA regulations and economic factors may adversely impact our current repair and denial rates. See “Item 1A. Risk Factors – We have specific risks associated with SBA loans.”

In connection with NSBF’s 2018 examination by the SBA, NSBF entered into a voluntary agreement with the SBA pursuant to NSBF’s commitment to operate under the SBA Loan Program Requirements. The agreement formalizes many of the actions previously taken by NSBF to strengthen its operational procedures as they relate to NSBF’s delegated lender authority. Consistent with the terms of the agreement, NSBF has established a segregated restricted cash account in the amount of $10 million to account for potential post-purchase repairs and denials of guaranteed portions of SBA 7(a) loans, and agreed to take certain actions to demonstrate the sufficiency of NSBF’s liquidity. NSBF also agreed to repurchase the guaranteed portions of several loans in the amount of approximately $5.6 million, and establish certain additional reporting and compliance procedures. In relation to the rapid growth of our 7(a) loan portfolio, we continue to assess and develop our policies and procedures to facilitate the successful implementation of our business, liquidity and operations.

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

Taxation as a Regulated Investment Company
For any taxable year in which we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement,

We generally will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gains that we recognized in preceding years, but were not distributed during such years, and on which we paid no corporate-level U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to make sufficient distributions to our stockholders to avoid any U.S. federal excise tax on our earnings.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).
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
The remainder of this discussion assumes that we will qualify as a RIC and will have satisfied the Annual Distribution Requirement for the year ended December 31, 2020.

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

Income inclusion from a QEF will be “good income” for purposes of the 90% Income Test provided that they are derived in connection with an investment in stocks and securities or the QEF distributes such income to us in the same taxable year to which the income is included in our income.

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

An investment in our securities involves risks. The following is a summary of the principal risks that you should carefully consider before investing in our securities.

Risks Related to the Economy

•Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.
•Economic recessions could impair our portfolio companies and harm our operating results.
•Capital markets are currently experiencing disruption and instability and we cannot predict how long these conditions will continue. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.
•If we cannot obtain additional capital because of either regulatory or market price constraints, we could be forced to curtail or cease our new lending and investment activities, our net asset value could decrease and our level of distributions and liquidity could be affected adversely.

Risks Related to Our Business and Structure

•We are dependent upon our Senior Lending Team and our Executive Committee for our future success, and if we are unable to hire and retain qualified personnel or if we lose any member of our Senior Lending Team or our Executive Committee our ability to achieve our investment objective could be significantly harmed.
•Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there is uncertainty as to the value of our portfolio investments.
•Because we borrow money, the potential for loss on amounts invested in us is magnified and may increase the risk of investing in us.
•Any unrealized depreciation we experience in our portfolio may be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to affected loans or a potential impairment of the value of affected equity investments. This could result in realized losses in the future and ultimately in reductions of our income and gains available for distribution in future periods.
•If we are unable to source investments effectively, we may be unable to achieve our investment objective.
•Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.
•We may experience fluctuations in our quarterly and annual results.
•Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•Because we have received the approval of our stockholders, we are subject to 150% asset coverage beginning after July 26, 2018.
•We may not be able to pay distributions to our shareholders, our distributions may not grow over time and a portion of our distributions may be a return of capital.

Risk Related to SBA Lending

•NSBF, our wholly-owned subsidiary, is subject to regulation by the SBA, which has specific risks.
•We have specific risks associated with SBA loans.

Risks Related to U.S. Federal Income Tax

•We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC or are unable to make the distributions required to maintain RIC tax treatment.
•Because we intend to distribution substantially all of our income to our shareholders to maintain our tax treatment as a RIC, we will continue to need additional capital to finance our growth, and regulations governing our operations as a BDC will affect our ability to, and the way in which we, raise additional capital and make distributions.

Risks Related to Our Investments Generally

• Our investments are very risky and highly speculative.
•The lack of liquidity in our investments may adversely affect our business.
•We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers, which subjects us to a risk of significant loss if any of these issuers defaults on its obligations under any of its debt instruments or as a result of a downturn in the particular industry.
•Defaults by our portfolio companies will harm our operating results.
•Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
•If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.

Risks Related to Our Securities

•Our common stock price may be volatile and may decrease substantially.
•Our shareholders may experience dilution upon repurchase of common shares.
•Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.
RISKS RELATED TO THE ECONOMY

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has delivered a shock to the global economy. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.

With respect to the U.S. credit markets, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.

While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopening their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines or spread of COVID variants could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this annual report on Form 10-K, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. Additionally, oil prices collapsed to an 18-year low on supply glut concerns, as shutdowns across the global economy sharply reduced oil demand while Saudi Arabia and Russia engaged in a price war. Central banks and governments have responded with liquidity injections to ease the strain on financial systems and stimulus measures to buffer the shock to businesses and consumers. These measures have helped stabilize certain portions of the financial markets over the short term, but volatility will likely remain elevated until the health crisis itself is under control (via fewer new cases, lower infection rates and/or verified treatments). There are still many unknowns and new information is incoming daily, compounding the difficulty of modeling outcomes for epidemiologists and economists alike.

We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic in the markets in which we and our portfolio companies operate, including with respect to travel restrictions, business closures, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain portfolio companies may suffer declines n earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders.

We will also be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

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

As of the date of this Form 10-K, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. As the potential impact of COVID-19 is difficult to predict, the extent to which COVID-19 could negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption, is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

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

Economic recessions or downturns, including as a result of the COVID-19 pandemic, could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. The recent global outbreak of COVID-19 has disrupted economic markets, and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the impact of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

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
The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may negatively impact the secondary market for the sale of guaranteed portions of SBA 7(a) loans, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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
In October 2014, the Federal Reserve announced that it was concluding its bond buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. The Federal Reserve raised the Federal funds rate throughout the course of 2015 through 2018 and then pivoted in the fourth quarter of 2018 towards easier monetary policy and cut rates several times in 2019. Most recently, in March 2020, in response to the recent global outbreak of COVID-19, the Federal Reserve announced a $700 billion quantitative easing program and further reduced the Federal funds rate to near-zero. This development, along with the United States government’s credit and deficit concerns, concerns about financial stability in Europe and an economic slowdown in China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt and equity markets on favorable terms.

Capital markets are currently experiencing disruption and instability and we cannot predict how long these conditions will continue. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.

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

In June 2016, the United Kingdom (the “UK”) held a referendum in which voters approved an exit from the European Union, or “Brexit,” and, accordingly, on February 1, 2017, the U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. The initial negotiations on Brexit commenced in June 2017. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. On January 31, 2020, the UK ended its membership in the European Union. Under the terms of the withdrawal agreement negotiated and agreed between the UK and the European Union, the UK’s departure from the European Union was followed by a transition period (the “Transition Period”), which ran until December 31, 2020 and during which the UK continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union.

On December 24, 2020, the European Union and UK governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the UK and European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the UK and the European Union. Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit are unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries.

A failure or the perceived risk of a failure to raise the statutory debt limit of the U.S. could have a material adverse effect on our business, financial condition and results of operations.

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in August 2019, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. Further, the federal debt ceiling is scheduled to come back into effect on August 1, 2021, unless Congress takes legislative action to further extend or defer it.

The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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
RISKS RELATED TO OUR BUSINESS AND STRUCTURE

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

Illustration: The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below:

Assumed Return on Our Portfolio[1] (net of expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding net return to shareholders[2]	(29.51)%	(17.12)%	(4.73)%	7.66%	20.06%
(1) Assumes $840,979,000 in total assets, $457,931,000 in debt outstanding, $339,353,000 in net assets as of December 31, 2020, and an average cost of funds of 3.50%. Actual interest payments may be different.
(2) In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2020 total assets of at least 1.91%.

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

At the Company’s Special Meeting of Shareholders, held on July 26, 2018, its shareholders approved, among other things, the reduction of the Company’s asset coverage requirements for senior securities from 200% to 150%, effective July 27, 2018. As a result, we are able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets) beginning on July 27, 2018, assuming that additional borrowings are available. As of December 31, 2020, we had aggregate principal amount of senior securities outstanding of $457,931,000, and our asset coverage was 174%.

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

We generally may not issue and sell our common stock at a price below net asset value per share. However, at a July 10, 2020 special meeting of shareholders, our shareholders authorized us to sell shares of our common stock (during the following 12 months) at a price below its then current net asset value per share subject to certain conditions (including that the cumulative number of shares sold does not exceed 20% of its then outstanding common stock immediately prior to each such sale). We also may sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests and in the best interests of our shareholders, and our shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our shareholders at that time will decrease, and shareholders may experience dilution.

Our executive officers and employees, through the Adviser Subsidiary, are expected to manage other investment funds or accounts, including external parties, that operate in the same or a related line of business as we do, which may result in significant conflicts of interest.

We have applied for exemptive relief which, if granted, would allow us to acquire the Adviser Subsidiary. Our executive officers and employees, through the Adviser Subsidiary, are expected to manage other investment funds that operate in the same or a related line of business as we do, and which funds may be invested in by us and/or our executive officers and employees. Accordingly, they may have obligations to such other entities, the fulfillment of which obligations may not be in the interests of us or our stockholders. Our relationship with external parties may require us to commit resources to achieving the external parties’ investment objectives, while such resources are currently solely devoted to achieving our investment objective. Our investment objective and investment strategies may be very similar to those of external parties and it is likely that an investment appropriate for us or external parties would be appropriate for the other entity. Because the Adviser Subsidiary may receive performance-based fee compensation from external parties, this may provide an incentive to allocate opportunities to external parties instead of us. Accordingly, we and the Adviser Subsidiary will establish policies and procedures governing the allocation investment opportunities between us and external parties. We may be limited in or unable to participate in certain investments based upon such allocation policy. Although we will endeavor to allocate investment opportunities in a fair and equitable manner, we may face conflicts in allocating investment opportunities between us and external parties managed by the Adviser Subsidiary.

We may not be able to pay distributions to our shareholders, our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to pay distributions to our shareholders out of assets legally available for distribution. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this annual report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure investors that we will pay distributions to our shareholders in the future.

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

We and our portfolio companies are subject to applicable local, state and federal laws and regulations, including, without limitation, federal immigration laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our shareholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of our Senior Lending Team and our Executive Committee to other types of investments in which our Senior Lending Team and our Executive Committee may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
RISKS RELATED TO SBA LENDING

NSBF, our wholly-owned subsidiary, is subject to regulation by the SBA, which has specific risks.

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

Additionally, in connection with our 2018 examination by the SBA, NSBF entered into a voluntary agreement with the SBA to meet certain other requirements and conditions. See “Item 1A. Risk Factors – If NSBF fails to comply with SBA regulations in connection with the origination, servicing, or liquidation of an SBA 7(a) loan, liability on the SBA guaranty, in whole or in part, could be transferred to NSBF.”

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

If we fail to comply with certain of the SBA’s regulations in connection with the origination, servicing, or liquidation of an SBA 7(a) loan, the SBA may be released from liability on its guaranty of a 7(a) loan, and may refuse to honor a guaranty purchase request in full (referred to by SBA as a “denial”) or in part (referred to by SBA as a “repair”), or recover all or part of the funds already paid in connection with a guaranty purchase. In the event of a repair or denial, liability on the guaranty, in whole or part, would be transferred to NSBF. In addition, the growth in the number of loans made by NSBF, changes in SBA regulations and economic factors may adversely impact our current repair and denial rate. In connection with NSBF’s 2018 examination by the SBA, NSBF entered into a voluntary agreement with the SBA. We have adopted the agreement pursuant to our commitment to operate under the SBA’s Loan Program Requirements and the agreement formalizes many of the actions NSBF had previously taken to strengthen its operational procedures as they relate to NSBF’s delegated lender authority. Consistent with the terms of the agreement, NSBF established a segregated restricted cash account in the amount of $10 million to account for potential post-purchase repairs and denials of guaranteed portions of SBA 7(a) loans, and take certain actions to demonstrate the sufficiency of NSBF’s liquidity. NSBF also agreed to repurchase the guaranteed portions of several loans in the amount of approximately $5.6 million, and establish certain additional reporting and compliance procedures. In relation to the rapid growth of our 7(a) loan portfolio, we continue to assess and develop our policies and procedures to facilitate the successful implementation of our business, liquidity and operations.

Curtailment of the government-guaranteed loan programs could adversely affect our results of operations.

Although the SBA 7(a) Program has been in existence since 1953, there can be no assurance that the federal government will maintain the SBA 7(a) program, or that it will continue to guarantee loans at current levels. Furthermore, in an effort to support our communities during the pandemic, we are participating in the PPP under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we may be at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit. If we cannot continue originating and selling government-guaranteed loans, we will generate fewer origination fees and our ability to generate gains on the sale of loans will decrease. From time-to-time, the government agencies that guarantee these loans reach their internal budgeted limits and cease to guarantee loans for a stated time period. In addition, these agencies may change their rules for extending loans. Also, Congress may adopt legislation that would have the effect of discontinuing or changing the SBA’s programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. If these changes occur, the volume of loans to SMBs and industrial borrowers of the types that now qualify for government-guaranteed loans could decline, as could the profitability of these loans.

Curtailment of our ability to utilize the SBA 7(a) Loan Program by the Federal government could adversely affect our results of operations.

We are dependent upon the federal government to maintain the SBA 7(a) program. There can be no assurance that the SBA 7(a) program will be maintained or that loans will continue to be guaranteed at current levels. From time-to-time the SBA has reached its internal budgeted limits and ceased to guarantee loans for a stated period of time. In addition, the SBA may change its rules regarding loans or Congress may adopt legislation or fail to approve a budget that would have the effect of discontinuing, reducing availability of funds for, or changing loan programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. If these changes occur, the volume of loans to small businesses that now qualify for government guaranteed loans could decline, as could the profitability of these loans.

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
RISKS RELATED TO U.S. FEDERAL INCOME TAX

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

We may distribute taxable dividends that are payable in part in our stock. In accordance with certain applicable Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all shareholders must be at least 20% of the aggregate declared distribution. If too many shareholders elect to receive cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such shareholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable shareholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our shareholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
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

In addition, investing in SMBs involves a number of significant risks, including:

•these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity; and

•our executive officers and directors may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

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

LIBOR is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We do hold some floating rate debt investments that are tied to LIBOR.

The United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans. Furthermore, on November 30, 2020, Intercontinental Exchange, Inc. (ICE) announced that the ICE Benchmark Administration Limited (IBA), a wholly-owned subsidiary of ICE and the administrator of LIBOR, will consider extending the LIBOR transition deadline to June 30, 2023. The announcement was supported by the FCA and the U.S. Federal Reserve. Despite the announcement, regulators continue to emphasize the importance of LIBOR transition planning.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value of our investments in these portfolio companies and, as a result on our results of operations.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, and therefore we may invest a significant portion of our assets in a relatively small number of issuers in a limited number of industries. As of December 31, 2020, our three largest investments, NMS, NTS and NBL equaled approximately 13%, 4% and 5%, respectively, of the fair value of our total assets. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, relatively few industries may become significantly represented among our investments. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer, changes in fair value over time or a downturn in any particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

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

If we engage in hedging transactions, we may expose ourselves to certain risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against interest rate fluctuations affecting the value of securities in our portfolio.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of the Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under the adopted rule. Under the adopted rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
RISKS RELATED TO OUR CONTROLLED PORTFOLIO COMPANIES - NEWTEK MERCHANT SOLUTIONS (NMS)

We could be adversely affected if either of NMS’ two bank sponsorships is terminated.

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

Various agencies, particularly the Federal Trade Commission (“FTC”), have within the past few years attempted to pressure merchants to discontinue or modify various sales or other practices. As a part of the payment processing industry, processors such as NMS could experience pressure and/or litigation aimed at restricting access to credit card sales by such merchants. These efforts could cause an increase in the cost to NMS of doing business or otherwise make its business less profitable and may subject NMS to assess penalties for not taking actions deemed sufficiently aggressive to limit such practices. As a result of a litigation brought by the FTC in October 2012, NMS voluntarily entered into, and is presently operating under, a permanent injunction with respect to certain of its business practices.

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

Examples include:

•Data Protection and Information Security. Aspects of NMS’ operations and business are subject to privacy and data protection regulation. NMS’ financial institution clients are subject to similar requirements under the guidelines issued by the federal banking agencies. In addition, many individual states have enacted legislation requiring consumer notification in the event of a security breach.

•Anti-Money Laundering and Anti-Terrorism Financing. The U.S.A. PATRIOT Act requires NMS to maintain an anti-money laundering program. Sanctions imposed by the U.S. Treasury Office of Foreign Assets Control, or OFAC, restrict NMS from dealing with certain parties considered to be connected with money laundering, terrorism or narcotics. NMS has controls in place designed to ensure OFAC compliance, but if those controls should fail, it could be subject to penalties, reputational damage and loss of business.

•Money Transfer Regulations. As NMS expands its product offerings, it may become subject to money transfer regulations, increasing regulatory oversight and costs of compliance.

•Formal Investigation. If NMS is suspected of violating government statutes, such as the Federal Trade Commission Act or the Telemarketing and Consumer Fraud and Abuse Prevention Act, governmental agencies may formally investigate NMS. As a result of such a formal investigation, criminal or civil charges could be filed against NMS and it could be required to pay significant fines or penalties in connection with such investigation or other governmental investigations. Any criminal or civil charges by a governmental agency, including any fines or penalties, could materially harm NMS’ business, results of operations, financial position and cash flows. Currently, NMS is operating under an order for injunctive relief it voluntarily entered into with the Federal Trade Commission.
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

NTS’ web and cloud services involve the storage and transmission of our customers’, employees’, and portfolio companies’ proprietary information. NTS’ business relies on its digital technologies, computer and email systems, software, and networks to conduct its operations. NTS’ technologies, systems and networks may become the target of criminal cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of NTS or third parties with whom NTS deals, or otherwise disrupt our or our customers’ or other third parties’ business operations. It is critical to NTS’ business strategy that its facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Although NTS believes it employs appropriate security technologies, NTS cannot guarantee that the security technologies (including data encryption processes, intrusion detection systems) it employs or, the comprehensive risk assessments it conducts, or its other internal control procedures will assure the security of its customers’ data. If NTS’ security measures are breached as a result of third-party action, employee error or otherwise, and as a result, its customers’ data becomes available to unauthorized parties, NTS and our other portfolio companies could incur liability and its reputation would be damaged, which could lead to the loss of current and potential customers. In addition, NTS will be required to expend significant capital and other resources to detect, remedy, protect against or alleviate breaches of its network and security, and it may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, NTS may be unable to anticipate these techniques or implement adequate preventative measures. For example, in early 2018 following an unauthorized third party misappropriating three of NTS’ domain names, NTS’ management and forensic investigators determined that attackers compromised a portion of its shared webhosting system, and may have acquired certain customer information limited to its shared webhosting customers, and/or gained access to certain of its shared webhosting servers. In response, NTS has taken a range of steps designed to further secure its systems, enhance its security protections, enhance access controls, and prevent future unauthorized activity. For more information on risks relating to cybersecurity, see “Risks Related to Cybersecurity.”

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

NPS collects and stores sensitive data about individuals in order to process the transactions and for other internal processes. If anyone penetrates its network security or otherwise misappropriates sensitive individual data, NPS could be subject to liability or business interruption. NPS is subject to laws and rules issued by different agencies concerning safeguarding and maintaining the confidentiality of this information. Its activities have been, and will continue to be, subject to an increasing risk of cyber-attacks, the nature of which is continually evolving. Cyber-security risks include unauthorized access to privileged and sensitive customer information, including passwords and account information of NPS’ customers. While it subjects its data systems to periodic independent testing and review, NPS cannot guarantee that its systems will not be penetrated in the future. Experienced computer programmers and hackers may be able to penetrate NPS’ network security, and misappropriate or compromise our confidential information, create system disruptions, or cause shutdowns. As a result, NPS’ customers’ information may be lost, disclosed, accessed or taken without its customers’ consent. If a breach of NPS’ system occurs, it may be subject to liability, including claims for impersonation or other similar fraud claims. In the event of any such breach, NPS may also be subject to a class action lawsuit. Any significant violations of data privacy could result in the loss of business, litigation and regulatory investigations and penalties that could damage NPS’ reputation, and the growth of its business could be adversely affected. For more information on risks relating to cybersecurity, see “Risks Related to Cybersecurity.”

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

NBC’s receivables and inventory financing business depends on outside financing to support its acquisition of receivables. Termination of the credit lines for any reason would have a material adverse effect on its business, including but not limited to, the liquidation of its receivables portfolios to pay down the lines. If funds from such sale were insufficient to completely pay down the line of credit, NBC’s would be responsible for any short fall. We are a guarantor on the Sterling Receivable and Inventory Facility at NBC. Maximum borrowings under the Sterling Receivable and Inventory Facility are $35,000,000. The Sterling Receivable and Inventory Facility matures in August 2022 and automatically renews annually. At December 31, 2020, total principal owed by NBC was $18,411,000.

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

As a result of a litigation brought by the FTC in October 2012, NMS voluntarily entered into, and is presently operating under, a permanent injunction with respect to certain of its business practices.
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
RISKS RELATED TO OUR SECURITIES

As of December 31, 2020, our CEO beneficially owns and has shared voting power over approximately 5.3% of our common stock, and may be able to exercise significant influence over the outcome of most shareholder actions.

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
The trading price of our common stock may fluctuate substantially. The price of our common stock may be higher or lower depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:
•price and volume fluctuations in the overall stock market from time to time;
•investor demand for our stock;
•significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;
•changes in regulatory policies or tax guidelines with respect to RICs, BDCs, or SBLCs;

•failure to qualify as a RIC, or the loss of RIC status;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•changes, or perceived changes, in the value of our portfolio investments;
•departures of key Company personnel;
•operating performance of companies comparable to us; or
•general economic conditions and trends and other external factors.

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

Our Board has the authority, without the action or vote of our shareholders, to issue all or part of the approximately 178,030,005 authorized but unissued shares of our common stock. Our business strategy relies upon investments in and acquisitions of businesses using the resources available to us, including our common stock. Additionally, we anticipate granting additional options or restricted stock awards to our employees and directors in the future. Absent exemptive relief, a BDC generally may not issue restricted stock to its directors, officers and employees. In May 2016, the SEC issued an order granting the Company’s request for exemptive relief to allow us to amend our equity compensation plan and make such grants and awards, subject to shareholder approval. We may also issue additional securities, through public or private offerings, in order to raise capital. Future issuances of our common stock will dilute the percentage of ownership interest of current shareholders and could decrease the per share book value of our common stock. In addition, option holders may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms. In July 2016, our shareholders approved the amendments to our equity compensation plan, and certain restricted stock awards granted thereunder.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Newtek or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our Bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Shares Acquisition Act may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

The SEC staff has rescinded its position that, under the 1940 Act, an investment company may not avail itself of the Maryland Control Share Act. As a result, we may amend our bylaws to be subject to the Maryland Control Share Acquisition Act only if our Board determines that it would be in our best interest.

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

All of the common stock held by our executive officers and directors, represents approximately 1,321,000 shares, or approximately 6% of our total outstanding shares as of December 31, 2020. Such shares are generally freely tradable in the public market. Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

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

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior shareholder approval of issuances below net asset value provided that our Board makes certain determinations. On July 10, 2020, at our special meeting of shareholders, our shareholders approved a proposal that authorizes us to sell up to 20% of our common stock at a price below the Company’s then-current net asset value per share (during the following 12 months), subject to certain conditions. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board that such issuance is in our and our shareholders’ best interests.

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

RISKS RELATED TO OUR NOTES

The 2024 Notes, the 2025 Notes and the 2026 Notes together, the “Notes” are unsecured and therefore are effectively subordinated to any secured indebtedness we have outstanding or may incur in the future.

In July 2019 and February 2021, we issued $63,250,000 and $5,000,000 in aggregate principal amount of the 2024 Notes, respectively. In January 2021, we issued $115,000,000 in aggregate principal amount of the 2026 Notes. In November 2020, we issued $5,000,000 in aggregate principal amount of the 2025 Notes and in January 2021 we issued an additional $10,000,000 in aggregate principal amount of the 2025 Notes. The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have outstanding or may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security). In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the existing or future secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes.

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

The indentures under which the Notes were issued offers limited protection to holders of the Notes. The terms of the indentures and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the Notes. In particular, the terms of the indentures and the Notes do not place any restrictions on our or our subsidiaries’ ability to:

•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, but giving effect to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;

•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, or any successor provisions, giving effect to (i) any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another BDC (or to the Company if it determines to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act in order to maintain the BDC’s status as a RIC under Subchapter M of the Code (these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 150% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase);

•sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•enter into transactions with affiliates;

•create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•make investments; or

•create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

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

On or after August 1, 2021 and February 1, 2022, we may choose to redeem the 2024 Notes and 2026 Notes, respectively, especially if prevailing interest rates are lower than the interest rates on the 2024 Notes or 2026 Notes. In addition, we may choose to redeem the 2025 Notes at any time at our option. If prevailing rates are lower at the time of redemption, holders of the Notes may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact your ability to sell the Notes as the optional redemption date or period approaches.

On November 21, 2016, the Company announced that its Board approved a repurchase program under which the Company may repurchase up to 10%, or $832,400 in aggregate principal amount, of its 2022 Notes and up to 10%, or $4,025,000 in aggregate principal amount, of its 2021 Notes through open market purchases, including block purchases, in such manner as will comply with the provisions of the 1940 Act and the Exchange Act. The repurchase plan expired on May 21, 2017.

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

On February 22, 2021, the Company redeemed all $57,500,000 in aggregate principal amount of the 2023 Notes on the redemption date at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from December 31, 2020 through, but excluding, the redemption date.

The trading market or market value of our publicly traded debt securities may fluctuate.

The 2024 and 2026 Notes are new issues of debt securities listed on the Nasdaq Global Market under the symbols “NEWTL” and “NEWTZ,” respectively. Although the Notes are listed on Nasdaq, we cannot assure you that a trading market for our publicly issued debt securities will be maintained. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:
•the time remaining to the maturity of these debt instruments;
•the outstanding principal amount of debt securities with terms identical to these debt securities;
•the ratings assigned by the national statistical rating agencies;
•the general economic environment;
•the supply of debt securities trading in the secondary market, if any;

•the level, direction and volatility of market interest rates generally; and
•market rates of interest higher or lower than rates borne by the debt securities.

You should be aware that there may be a limited number of buyers should holders of the Notes decide to sell the securities. This too may materially adversely affect the market value of the debt securities of the trading market for the debt securities.

RISKS RELATED TO CYBERSECURITY

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

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We and our portfolio companies depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. The systems we have implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our and our portfolio companies’ operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and other sensitive information in our possession.

A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to the global COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Policies of extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under current conditions.

We and our portfolio companies are subject to risks associated with “phishing” and other cyber-attack.

Our business and the business of our portfolio companies relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, ours and our portfolio companies’ information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users). Our employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.

Our and our service providers’ increased use of mobile and cloud technologies could heighten the risk of a cyber-attack as well as other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control. Our and other service providers’ reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt their operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.

Additionally, remote working environments may be less secure and more susceptible to cyber-attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks associated with cyber-attacks are heightened under current conditions.
GENERAL RISK FACTORS

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

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

As a result of the November 2020 elections in the United States, the Democratic Party gained control of both the Presidency and Senate from the Republican Party. Therefore, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

Certain historical data regarding our business properties, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.

The information included in this Annual Report and our other reports filed with the SEC includes information regarding our business, properties, results of operations, financial condition and liquidity as of dates and for periods before the impact of COVID-19 and related containment measures (including quarantines and government orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders. This historical information therefore does not reflect the adverse impacts of the COVID-19 pandemic and the related containment measures. Accordingly, investors are cautioned not to unduly rely on historical information regarding our businesses, properties, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of COVID-19 and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, our properties or our business.

Government intervention in the credit markets could adversely affect our business.

The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps since the financial crises of 2008-2009 and the COVID-19 global pandemic. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

As a result of the 2020 U.S. election, the Democratic Party currently controls the executive and legislative branches of government. Significant changes to U.S. trade policy may occur as a result of the administration change, including the United States re-entering, withdrawing from or renegotiate various trade agreements or other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

Terrorist attacks, acts of war, global health emergencies, or natural disasters may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

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
The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the "Paris Agreement") with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the U.S. would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.

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
Below is a list of our leased offices and space as of December 31, 2020 which are material to the conduct of our business:

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
We elected not to renew the lease in Irvine, California upon its expiration in February 2021. We believe that our leased facilities are adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, the Company and its wholly-owned portfolio companies may from time to time be party to lawsuits and claims. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit. The Company is not currently involved in any litigation matters that are expected to have a material impact on the Company’s financial condition. For legal proceedings involving controlled portfolio companies, refer to Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

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

	Price Range		NAV (1)	Premium of High Sales Price to NAV (2)	Premium of Low Sales Price to NAV (2)
	High	Low
2019
First Quarter	$20.74	$17.23	$15.31	35%	13%
Second Quarter	$23.83	$19.70	$15.33	55%	29%
Third Quarter	$23.99	$20.21	$15.41	56%	31%
Fourth Quarter	$23.73	$20.75	$15.70	51%	32%

2020
First Quarter	$23.09	$7.59	$15.00	54%	(49)%
Second Quarter	$18.84	$9.03	$15.66	20%	(42)%
Third Quarter	$20.50	$16.73	$15.13	35%	11%
Fourth Quarter	$19.82	$16.24	$15.45	28%	5%
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
The last reported price for our common stock on March 26, 2021 was $26.86 per share.
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
Holders
As of March 26, 2021, there were approximately 89 holders of record of our common stock.
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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)[1]	—%
Offering expenses borne by the Company (as a percentage of offering price)[2]	—%
Dividend reinvestment plan fees[3]	$15.00

Total stockholder transaction expenses (as a percentage of offering price)[4]	—%

Annual expenses (as a percentage of net assets attributable to common stock)[5]:
Operating expenses[6]	12.45%
Interest payments on borrowed funds[7]	5.27%
Other expenses[8]	0.02%
Acquired funds fees and expenses[9]	—%
Total annual expenses[10]	17.74%
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
(5) The annualized expenses are based on the Company’s expenses and net asset value for the year ended December 31, 2020 and as of December 31, 2020.
(6)  “Operating expenses” represents an estimate of the Company’s annual operating expense. The Company does not have an investment advisor. We are internally managed by our executive officers under the supervision of our Board. As a result, we do not pay investment advisory fees. Instead we pay the operating costs associated with employing investment management professionals.
(7) The Company may borrow funds from time to time to make investments to the extent that the economic situation is conducive to doing so. “Interest Payments on Borrowed Funds” represents estimated interest and fee payments on borrowed funds by estimating our annualized interest, fees and other debt-related expenses incurred for the year ended December 31, 2020, including our bank notes payable, 2024 Notes, 2023 Notes, 2025 Notes, Notes payable - related party and securitization notes payable.
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

	1 Year	3 Years	5 Years	10 Years
A stockholder would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$186	$587	$1,030	$2,343

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

Sales of Unregistered Securities

We issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with the DRIP. During the years ended December 31, 2020, 2019, and 2018 we issued 50,900, 54,200, and 61,000 shares of common stock, respectively, valued at $810,000, $1,127,000, and $1,099,000, respectively to shareholders in connection with the DRIP.

We also issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with dividends on unvested restricted stock awards. During the years ended December 31, 2020, 2019, and 2018 we issued an additional 12,400, 12,200, and 11,200 shares, respectively, valued at $228,000, $267,000, and $211,000, respectively, related to dividends on unvested restricted stock awards.

During the year ended December 31, 2018, in connection with our investment in Mobil Money, we issued 10,966 shares of restricted common stock.

Distributions

In order to be subject to tax as a RIC, we must timely distribute to our shareholders, in respect of each taxable year, dividends for U.S. federal income tax purposes of an amount generally at least equal to the Annual Distribution Requirement. Upon satisfying this requirement in respect of a taxable year, we generally will not be subject to corporate-level U.S. federal income taxes on any income we distribute to our shareholders as dividends for U.S. federal income tax purposes.

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

Depending on the level of taxable income earned in a taxable year, we may choose to carry over taxable income in excess of current taxable year distributions treated as dividends for U.S. federal income tax purposes from such taxable income into the next taxable year and incur a 4% U.S. federal excise tax on such taxable income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next taxable year under the Code is the total amount of distributions treated as dividends for U.S. federal income tax purposes paid in the following taxable year, subject to certain declaration and payment guidelines. To the extent we choose to carry over taxable income into the next taxable year, distributions declared and paid by us in a taxable year may differ from our taxable income for that taxable year as such distributions may include the distribution of current taxable year taxable income, the distribution of prior taxable year taxable income carried over into and distributed in the current taxable year, or returns of capital.

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

The following table summarizes our dividend declarations and distributions through December 31, 2020:

Record Date	Payment Date	Distribution Declared
March 30, 2015	April 13, 2015	$0.39
June 29, 2015	July 15, 2015	$0.47
October 22, 2015	November 3, 2015	$0.50
November 18, 2015(1)	December 31, 2015	$2.69
January 7, 2016	January 19, 2016	$0.40
March 22, 2016	March 31, 2016	$0.35
June 20, 2016	June 30, 2016	$0.35
September 20, 2016	September 30, 2016	$0.43
December 15, 2016	December 30, 2016	$0.40
March 20, 2017	March 31, 2017	$0.36
May 31, 2017	June 30, 2017	$0.40
September 22, 2017	September 29, 2017	$0.44
December 18, 2017	December 28, 2017	$0.44
March 15, 2019	March 29, 2019	$0.40
June 14, 2019	June 28, 2019	$0.46
September 20, 2019	September 30, 2019	$0.58
December 16, 2019	December 30, 2019	$0.71
March 18, 2020	March 31, 2020	$0.44
July 15, 2020	July 31, 2020	$0.56
September 21, 2020	September 30, 2020	$0.58
December 18, 2020	December 30, 2020	$0.47
		$11.82
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

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a shareholder’s tax basis in our shares, and any distributions paid in excess of a shareholder’s tax basis in our shares would generally be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year and is generally based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Of the distributions declared during the years ended December 31, 2020 and 2019, 100% were distributions derived from our current and accumulated earnings and profits and capital gains, see NOTE 17—INCOME TAXES. There can be no certainty to shareholders that this determination is representative of the tax attributes of the 2021 distributions that we anticipate would be made to shareholders.

We maintain an “opt-out” dividend reinvestment plan for our common shareholders. As a result, if we declare a distribution, cash distributions will be automatically reinvested in additional shares of our common stock unless the shareholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions. During the years ended December 31, 2020 and 2019, we issued 50,900 and 54,200 shares, respectively, of common stock to shareholders in connection with the DRIP.

The Company has a stock-based compensation plan as discussed in NOTE 11—STOCK BASED COMPENSATION. Securities authorized for issuance under equity compensation plans as of December 31, 2020:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	None	None	2,776,845 shares

Equity compensation plans not approved by security holders	None	None	None

Stock Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the NASDAQ Composite Index, the Russell 2000, and S&P Small Cap 600 for the period from December 31, 2015 through December 31, 2020. The graph assumes that, on January 1, 2016, a person invested $100 in each of our common stock, the Nasdaq Composite, S&P 500 Index, Russell 2000 and S&P Small Cap 600. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.
Senior Securities

Information about our senior securities is shown in the following table as of the end of each fiscal year for the past ten years. The information as of December 31, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013, 2012, and 2011 has been derived from Newtek Business Services Corp. and Subsidiaries’, and Newtek Business Services, Inc. and Subsidiaries’, consolidated financial statements, which have been audited by independent registered public accounting firms. Information as of December 31, 2020, 2019, 2018, 2017, 2016, 2015, 2014, and 2013 was audited by RSM US LLP and information as of December 31, 2012, and 2011 was audited by our previous independent registered public accounting firm. RSM US LLP’s report on the senior securities table as of December 31, 2020 is attached as an exhibit to this Annual Report.

Class and Year (1)	Total Amount Outstanding Exclusive of Treasury Securities (2) (in thousands)	Asset Coverage Ratio Per Unit (3)	Involuntary Liquidation Preference Per Unit (4)	Average Market Value Per Unit (5)
Securitization Trust
December 31, 2020	$221,752	$3,595	$—	$ N/A
2019	276,637	2,754	—	N/A
2018	220,137	2,839	—	N/A
2017	165,432	3,018	—	N/A
2016	120,945	3,184	—	N/A
2015	91,745	3,692	—	N/A
2014	79,520	3,634	—	N/A
2013	60,140	2,966	—	N/A
2012	22,039	5,933	—	N/A
2011	26,368	3,758	—	N/A

Bank Notes Payable
December 31, 2020	86,339	9,234	—	N/A
2019	30,000	25,392	—	N/A
2018	34,700	18,010	—	N/A
2017	—	—	—	N/A
2016	5,100	75,512	—	N/A
2015	29,100	11,641	—	N/A
2014	43,023	6,716	—	N/A
2013	41,218	4,327	—	N/A
2012	39,823	3,284	—	N/A
2011	13,565	7,305	—	N/A

Notes Payable Related Parties
December 31, 2020	24,090	33,096	—	N/A
2019	12,163	62,633	—	N/A
2018	16,840	37,111	—	N/A
2017	7,001	71,324	—	N/A
2016	1,400	275,081	—	N/A
2015	5,647	59,990	—	N/A
2014	—	—	—	N/A
2013	—	—	—	N/A
2012	—	—	—	N/A
2011	—	—	—	N/A

Notes due 2025
December 31, 2020	5,000	159,457	—	N/A

Notes due 2024
December 31, 2020	63,250	12,605	—	963
2019	63,250	12,044	—	1,009

Notes due 2023 (6)
December 31, 2020	57,500	13,866	—	983
2019	57,500	13,248	—	1,027
2018	57,500	10,869		1,023

Notes due 2022 (7)
December 31, 2020	—	—	—	N/A
2019	—	—	—	N/A
2018	8,324	75,078	—	968
2017	8,324	59,988	—	1,018
2016	8,324	46,265	—	969
2015	8,324	40,697	—	1,025
2014	—	—	—	N/A
2013	—	—	—	N/A
2012	—	—	—	N/A
2011	—	—	—	N/A

Notes due 2021 (8)
December 31, 2020	—	—	—	N/A
2019	—	—	—	N/A
2018	—	—	—	N/A
2017	40,250	12,406	—	1,019
2016	40,250	9,568	—	972
2015	—	—	—	N/A
2014	—	—	—	N/A
2013	—	—	—	N/A
2012	—	—	—	N/A
2011	—	—	—	N/A
(1) The Company issued $115 million aggregate principal amount of the 2026 Notes in January 2021 and $5 million of the additional 2024 Notes in February 2021, which is not reflected in this table.
(2) Total amount of each class of senior securities outstanding at the end of the period presented.
(3) Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(4) The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(5) Not applicable for senior securities that are not registered for public trading. The average market values per unit for our 2024 Notes, 2023 Notes, 2022 Notes, and for our 2021 Notes are based on the average daily prices of such notes and are expressed per $1,000 of indebtedness.
(6) The Company redeemed all $57,500,000 in aggregate principal amount of the 2023 Notes on February 22, 2021.
(7) The Company redeemed all $8,324,000 in aggregate principal amount of the 2022 Notes on August 29, 2019.
(8) The Company redeemed all $40,250,000 in aggregate principal amount of the 2021 Notes on March 23, 2018.

ITEM 6. SELECTED FINANCIAL DATA.
The following selected statements of operations and balance sheet data have been derived from the audited financial statements for each of the five years ended December 31, 2020. The Consolidated Financial Statements for each of the five years ended December 31, 2020 have been audited by RSM US LLP. The selected financial data set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the Notes thereto, available at www.sec.gov.

	2020	2019	2018	2017	2016
Statement of Operations Data:
Investment income	$92,201	$59,295	$49,515	$38,914	$30,965
Expenses	$60,216	$64,914	$57,003	$46,795	$40,225
Net investment loss	$31,985	$(5,619)	$(7,488)	$(7,881)	$(9,260)
Net increase in net assets resulting from operations	$33,619	$41,135	$35,678	$38,976	$27,305
Net realized and unrealized gains (losses)	$1,634	$46,754	$43,166	$46,857	$36,565
Per Share Data:
Net investment loss	$1.51	$(0.29)	$(0.40)	$(0.45)	$(0.64)
Net increase in net assets resulting from operations	$1.59	$2.13	$1.91	$2.25	$1.88
Dividends declared	$2.05	$2.15	$1.80	$1.64	$1.53
Balance Sheet Data (at end of period):
Investments, at fair value	$671,188	$659,044	$541,096	$456,689	$345,224
Total assets	$840,979	$797,411	$653,341	$519,611	$401,450
Total debt	$451,782	$431,928	$331,630	$216,252	$171,242
Total liabilities	$501,626	$475,185	$365,896	$241,282	$192,356
Total net assets	$339,353	$322,226	$287,445	$278,329	$209,094
Common shares outstanding at end of period	21,970	20,530	18,919	18,457	14,624

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

Executive Overview

We are a leading national non-bank lender and own and control certain portfolio companies under the Newtek® brand (our “controlled portfolio companies,” as defined below) that provide a wide range of business and financial solutions to SMBs. Newtek's and its portfolio companies’ business and financial solutions include: Business Lending, including origination of SBA 7(a), SBA 504, and nonconforming (non SBA) conventional loans, as well as PPP loans in the second and third quarters of 2020, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), Technology Consulting, eCommerce, Accounts Receivable and Inventory Financing, personal and commercial Insurance Services, Web Services, Data Backup, Storage and Retrieval, and Payroll and Benefits Solutions to SMB accounts nationwide across all industries. We have an established and reliable platform that is not limited by client size, industry type, or location. As a result, we believe we have a strong and diversified client base across every state in the United States. and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us and our controlled portfolio companies to acquire and process our SMB clients in a very cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software, which is similar to, but we believe better suited for our needs than, the system popularized by Salesforce.com. We believe that this technology and business model distinguishes us from our competitors.
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

We target our debt investments, which are principally made through our business finance ecosystem under the SBA 7(a) program, to produce a coupon rate of prime plus 2.25% to 2.75% which enables us to generate rapid sales of guaranteed portions of SBA 7(a) loans in the secondary market. We typically structure our debt investments with the maximum seniority and collateral along with personal guarantees from portfolio company owners, in many cases collateralized by other assets including real estate. In most cases, our debt investment will be collateralized by a first lien on the assets of the portfolio company and a first or second lien on assets of guarantors, in both cases primarily real estate. All SBA loans are made with personal guarantees from any owner(s) of 20% or more of the portfolio company’s equity. The amount of new debt investments, particularly SBA 7(a) loans that we originate, will directly impact future investment income. In addition, future amounts of unrealized appreciation or depreciation on our investments, as well as the amount of realized gains or losses, will also fluctuate depending upon economic conditions and the performance of our investment portfolio. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.

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

On March 27, 2020, the CARES Act was signed into law in response to the COVID-19 pandemic and established the PPP. Specifically, the CARES Act included $349 billion to establish the PPP that expanded the existing SBA Section 7(a) loan program until June 30, 2020 to provide 100% federally-backed loans to eligible businesses. Subsequently, on April 3, 2020, the SBA, in conjunction with the U.S. Department of Treasury (the “Treasury”), adopted the PPP interim final rule (the “Regulations”) to implement the PPP and effectuate the expansion of the Section 7(a) loan program. The Regulations established additional rules and requirements of the PPP, including loan forgiveness, and were amended from time to time to provide additional guidance and clarifications. Congress approved additional funding for the PPP of approximately $320 billion on April 24, 2020. As a result of the uncertain economic impact to U.S. small businesses created by the COVID-19 pandemic, the Company’s Executive Committee and Lending Team temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans beginning in March 2020. During the year ended December 31, 2020, NSBF funded approximately 10,500 PPP loans totaling $1.19 billion. On July 4, 2020, a bill was passed to re-open the application window for the PPP until August 8, 2020. The first round of PPP closed on August 8, 2020. See “Recent Developments - PPP Additional Rounds.” We continue to monitor legislative, regulatory, and supervisory developments related to the PPP, but there can be no assurance that the PPP will be further reauthorized, or that NSBF will be qualified to participate in any further reauthorization.

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

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate the strain to businesses and the economy, and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with a view to partially or fully reopening their economies, many cities world-wide have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These increases have led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions and business shutdowns elsewhere. Additionally, as of late December 2020, travelers from the United States were not allowed to visit Canada, Australia, or the majority of countries in Europe, Asia, Africa, and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines for emergency use starting in December 2020, it remains unclear how quickly the vaccine will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economics may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

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
•our risk management policies and practices may be negatively impacted by among, other things, changes in the SBA 7(a) Program, including changes to SBA Loan Program Requirements;
•cyber risk has increased as criminals have sought to take advantage of the changes of business practices necessitated by COVID-19.

We are continuing to assess what additional adverse financial and operational consequences may result from the global spread of COVID-19 and the associated economic turbulence, however, the extent of such consequences remains uncertain as of the filing of this Form 10-K as we do not believe there have been comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and the ultimate impact of the outbreak is highly uncertain and subject to change.

Revenues

We generate revenue in the form of interest, dividend, servicing and other fee income on debt and equity investments. Our debt investments typically have terms of 10 to 25 years and bear interest at prime plus a margin. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We receive servicing income related to the guaranteed portions of SBA investments which we originate and sell into the secondary market. These recurring fees are earned daily and recorded when earned. In addition, we may generate revenue in the form of packaging, prepayment, legal and late fees. We record such fees related to loans as other income. Dividends are recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income is recorded at the time dividends are declared. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income, return of capital or realized gain. In addition, under the PPP that began in the second quarter of 2020, the SBA reimburses the Company for originating loans and such SBA reimbursements are included as interest income on PPP loans. Income earned in connection with the PPP should not be viewed as recurring. The first round of PPP closed on August 8, 2020. Congress enacted the Economic Aid Act on December 27, 2020, which provides funding for PPP loans through March 31, 2021. See “Recent Developments - PPP Additional Rounds.”

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
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBC. Maximum borrowings under the Sterling Receivable and Inventory Facility are $35,000,000. The Sterling Receivable and Inventory Facility matures in August 2022 and automatically renews annually. At December 31, 2020, total principal owed by NBC was $18,411,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At December 31, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Facility. Maximum borrowings under the NBL Facility are $75,000,000 with an accordion feature to increase maximum borrowings to $150,000,000. The lenders’ commitments terminate in November 2022, with all amounts due under the NBL Facility maturing in November 2023. At December 31, 2020, total principal owed by NBL was $44,216,000. At December 31, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50,000,000. The Webster Facility matures in November 2023. At December 31, 2020, total principal outstanding was $36,375,000. At December 31, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Newtek Conventional Lending, LLC (NCL)

We established a 50/50 joint venture between Newtek Commercial Lending, Inc., a wholly-owned subsidiary of Newtek, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq:TCPC). NCL provides non-conforming conventional commercial and industrial term loans to U.S. middle-market companies and small businesses. Refer to NOTE 3—INVESTMENTS for selected financial information and a schedule of investments of NCL as of December 31, 2020.

Unfunded Commitments

At December 31, 2020, the Company had $3,263,000 of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

At December 31, 2020, NCL had $568,000 of unfunded commitments in connection with partial funding of certain of its non-conforming conventional commercial and industrial term loan investments. NCL will fund 50% of the total unfunded commitments. NCL will fund these commitments from the same sources it uses to fund its other investment commitments.

Loan Portfolio Asset Quality and Composition
The following tables set forth distributions of the cost basis of the Company’s SBA 7(a) loan portfolio at December 31, 2020 and December 31, 2019, respectively, in thousands. The tables include loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at December 31, 2020 and December 31, 2019 is $16,931,000 and $11,307,000, respectively.

Distribution by Business Type

As of December 31, 2020
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,850	$342,636	$185	81.5%
Business Acquisition	275	56,797	207	13.5%
Start-Up Business	222	20,965	96	5.0%
Total	2,347	$420,398	$179	100.0%

As of December 31, 2019
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,892	$349,320	$185	81.3%
Business Acquisition	273	58,155	207	13.5%
Start-Up Business	230	22,221	96	5.2%
Total	2,395	$429,696	$179	100.0%
Distribution by Borrower Credit Score

December 31, 2020
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	19	$4,038	$213	1.0%
551 to 600	61	16,435	269	3.9%
601 to 650	316	64,564	204	15.4%
651 to 700	704	119,077	169	28.3%
701 to 750	717	125,217	175	29.8%
751 to 800	462	82,507	179	19.6%
801 to 850	65	8,451	130	2.0%
Not available	3	109	36	—%
Total	2,347	$420,398	$179	100.0%

December 31, 2019
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	20	$4,315	$216	1.0%
551 to 600	66	18,296	277	4.3%
601 to 650	344	69,265	201	16.1%
651 to 700	749	126,797	169	29.5%
701 to 750	709	124,725	176	29.0%
751 to 800	439	77,646	177	18.1%
801 to 850	65	8,528	131	2.0%
Not available	3	124	41	—%
Total	2,395	$429,696	$179	100.0%

Distribution by Primary Collateral Type

December 31, 2020
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	933	$218,958	$235	52.1%
Machinery and Equipment	403	78,356	194	18.6%
Accts Receivable and Inventory	259	44,270	171	10.5%
Residential Real Estate	500	39,406	79	9.4%
Other	89	30,653	344	7.3%
Unsecured	124	5,421	44	1.3%
Furniture and Fixtures	25	1,695	68	0.4%
Liquid Assets	14	1,639	117	0.4%
Total	2,347	$420,398	$179	100.0%

December 31, 2019
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	962	$225,434	$234	52.5%
Machinery and Equipment	420	82,725	197	19.3%
Residential Real Estate	507	41,713	82	9.7%
Accounts Receivable and Inventory	255	39,380	154	9.2%
Other	105	32,380	308	7.5%
Unsecured	104	4,362	42	1.0%
Furniture and Fixtures	28	2,674	96	0.6%
Liquid Assets	14	1,026	73	0.2%
Total	2,395	$429,696	$179	100.0%
Distribution by Days Delinquent

December 31, 2020
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Accrual
Current	2,071	$340,756	$165	81.1%
31 to 60 days	62	12,679	205	3.0%
61 to 90 days	—	—	—	—%
91 days or greater	32	11,520	360	2.7%
Non-accrual	182	55,443	305	13.2%
Total	2,347	$420,398	$179	100.0%

December 31, 2019
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Accrual
Current	2,086	$338,919	$162	78.8%
31 to 60 days	48	14,459	301	3.4%
61 to 90 days	—	—	—	—%
91 days or greater	48	17,233	359	4.0%
Non-accrual	213	59,085	277	13.8%
Total	2,395	$429,696	$179	100.0%

Results of Operations for the year ended December 31, 2020 and 2019

Set forth below is a comparison of the results of operations for the years ended December 31, 2020 and 2019. For a comparison of the results of operations for the years ended December 31, 2019 and 2018, see the Company's Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 16, 2020.

Comparison of the year ended December 31, 2020 and 2019
Investment Income

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	Change
Investment income:
Interest income - PPP loans	$37,743	$—	$37,743
Interest income - SBA 7(a) loans	26,652	29,492	(2,840)
Interest income - non-control investments	403	—	403
Dividend income	13,556	14,398	(842)
Servicing income	11,154	10,078	1,076
Other income	2,693	5,328	(2,635)
Total investment income	$92,201	$59,296	$32,905
Interest Income
The Company began earning interest income from PPP loans in the second quarter of 2020 under the CARES Act, which allowed NSBF, as an SBA 7(a) lender, to originate loans under the newly-established PPP. Under the PPP, current SBA 7(a) lenders were automatically approved to extend 100% federally guaranteed PPP loans to certain small businesses. During the year ended December 31, 2020, NSBF originated $1.19 billion of PPP loans resulting in $37,743,000 of fees generated. Pursuant to the PPP, the interest rate on PPP loans is capped at 1.0%. In addition, the SBA will reimburse a lender authorized to make a PPP loan at a rate, based on the balance of the financing outstanding at the time of disbursement of the PPP loan, of: (i) 5% for PPP loans of not more than $350,000; (ii) 3% for loans of more than $350,000 and less than $2,000,000; and (iii) 1% for loans of not less than $2,000,000. Such SBA reimbursements are included in Interest Income - PPP Loans. Income earned in connection with the PPP should not be viewed as recurring. The first round of PPP closed on August 8, 2020. Congress enacted the Economic Aid Act on December 27, 2020, which provides funding for PPP loans through March 31, 2021. See “Recent Developments - PPP Additional Rounds.”
The decrease in interest income from SBA 7(a) loans was attributable to the decrease in the average Prime Rate in effect on our portfolio from 5.38% to 3.63% over the twelve month period. The decrease was partially offset by $451,000 of interest income relating to the full payoff of a loan in non-accrual status during the second quarter of 2020, as well as the average outstanding accrual portfolio of SBA non-affiliate investments increasing to $363,907,000 from $339,128,000 for the year ended December 31, 2020 and 2019, respectively. The increase in the average outstanding accrual portfolio resulted from the origination of new SBA non-affiliate investments period over period.

Dividend Income

Dividend income was earned from the following portfolio companies for the year ended December 31, 2020 and 2019:

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	Change
Newtek Merchant Solutions, LLC (NMS)	$9,450	$11,490	$(2,040)
International Professional Marketing, Inc.	350	900	(550)
SIDCO, LLC	825	700	125
Mobil Money, LLC	—	375	(375)
Newtek Conventional Lending, LLC	1,227	822	405
Newtek Business Lending, LLC	1,600	—	1,600
EMCAP Loan Holdings, LLC	104	111	(7)
Total dividend income	$13,556	$14,398	$(842)
Dividend income is dependent on portfolio company earnings. Current year dividend income may not be indicative of future period dividend income, particularly in light of the COVID-19 pandemic. See “COVID-19 Developments.”
The decrease in dividend income was driven by dividend income related to our payment processing portfolio company, NMS, decreasing $2,040,000 period over period due to COVID-19 pandemic-related lower processing volumes. The decrease was offset by $1,600,000 of dividend income from NCL for year ended December 31, 2020, which stemmed from NCL’s achievement of profitability in 2020 and positive net income for the year.
NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the year ended December 31, 2020 and 2019:

(in thousands):	Year Ended December 31, 2020	Year Ended December 31, 2019	Change
Total NSBF originated servicing portfolio	$1,704,160	$1,770,864	$(66,704)
Total average NSBF originated portfolio earning servicing income	$1,109,155	$1,031,260	$77,895
Total servicing income earned	$11,154	$10,078	$1,076
The increase in servicing income was attributable to the increase in total portfolio investments for which we earn servicing income. The portfolio earning servicing income increased $77,895,000 period over period. The increase was attributable to an increase in SBA 7(a) non-affiliate investments period over period.

Other Income

Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The decrease was related to an decrease in legal, prepayment and packaging fees earned as a result of the lower volume of SBA 7(a) loans originated of $196,752,000 compared to $517,692,000 for the year ended December 31, 2020 and 2019, respectively. As a result of the uncertain economic impact to U.S. small businesses created by the COVID-19 pandemic, the Company temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans beginning in March 2020 through the conclusion of round one of the PPP during 2020.

Expenses:

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	Change
Salaries and benefits	$14,211	$14,305	$(94)
Interest	17,877	20,422	(2,545)
Depreciation and amortization	402	501	(99)
Professional fees	3,718	3,807	(89)
Origination and loan processing	8,431	9,215	(784)
Origination and loan processing - related party	9,855	9,944	(89)
Change in fair value of contingent consideration liabilities	54	42	12
Other general and administrative costs	5,668	6,427	(759)
Total expenses	$60,216	$64,914	$(4,698)

Interest Expense
The following is a summary of interest expense by facility for the year ended December 31, 2020 and 2019:

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	Change
Notes payable - Securitization Trusts	$7,853	$11,148	$(3,295)
Bank notes payable	1,436	2,122	(686)
Notes due 2022	—	469	(469)
Notes due 2023	4,064	4,065	(1)
Notes due 2024	4,057	1,701	2,356
Notes due 2025	37	—	37
Notes payable - related parties	430	911	(481)
Other	—	6	(6)
Total interest expense	$17,877	$20,422	$(2,545)

The decrease in interest expense period over period is primarily related to the decrease from Notes payable - Securitization Trusts, Bank notes payable, and Notes payable - related parties. Interest on Notes payable - Securitization Trusts decreased as a result of declining interest rates and principal balances year over year. The decreases in interest expense from Bank notes payable and Notes payable - related parties were related to a decrease in the average outstanding balance and interest rates period over period. The decrease in interest expense related to our redemption of the 2022 Notes was offset by an additional $2,356,000 of interest from the issuance of $63,250,000 of 2024 Notes and $37,000 of interest from the issuance of $5,000,000 2025 Notes.

Origination and Loan Processing

The decrease in Origination and Loan Processing expenses was attributed to a decrease in SBA 7(a) loan fundings.
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains from SBA non-affiliate investments for the year ended December 31, 2020 and 2019 were $11,368,000 and $47,816,000, respectively, which included realized losses of $8,367,000 and $3,924,000, respectively.

Net Realized Gains on SBA Non-Affiliate Investments

	Year Ended
	December 31, 2020		December 31, 2019
	# of Debt Investments	$ Amount (in thousands)	# of Debt Investments	$ Amount (in thousands)
SBA non-affiliate investments originated	239	$196,752	659	$517,692
SBA guaranteed non-affiliate investments sold	225	$153,662	633	$394,248
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$19,735	—	$51,740
Average sale price as a percent of principal balance[1]	—	110.78%	—	111.16%
(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

As a result of the uncertain economic impact to U.S. small businesses created by the COVID-19 pandemic, the Company’s Executive Committee and Lending Team temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans beginning in March 2020, resulting in a lower volume of SBA 7(a) loans for the year ended December 31, 2020 compared to 2019.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	Change
Net unrealized depreciation on SBA guaranteed non-affiliate investments	$(795)	$(225)	$(570)
Net unrealized depreciation on SBA unguaranteed non-affiliate investments	(176)	(6,291)	6,115
Net unrealized (depreciation) appreciation on controlled investments	(8,237)	11,211	(19,448)
Change in deferred taxes	999	(3,164)	4,163
Total net unrealized (depreciation) appreciation on investments	$(8,209)	$1,531	$(9,740)

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

Net Unrealized Appreciation (Depreciation) on Controlled Investments

Unrealized appreciation (depreciation) was derived from the following portfolio companies for the year ended December 31, 2020 and 2019:

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	Change
Newtek Merchant Solutions, LLC (NMS)	$(9,750)	$5,000	$(14,750)
Newtek Technology Solutions, Inc. (NTS)[1]	10,200	500	9,700
CDS Business Services, Inc.	(6,660)	(2,000)	(4,660)
International Professional Marketing, Inc.[1]	—	850	(850)
SIDCO, LLC[1]	—	(1,170)	1,170
PMTWorks Payroll, LLC	(150)	(622)	472
banc-serv Partners, LLC (BSP)	—	(286)	286
Small Business Lending, LLC	—	6,002	(6,002)
Newtek Insurance Agency, LLC	(65)	—	(65)
Newtek Conventional Lending, LLC	(827)	1,853	(2,680)
Titanium Asset Management LLC	265	(316)	581
Mobil Money, LLC	(1,250)	—	(1,250)
Total net unrealized (depreciation) appreciation on controlled investments	$(8,237)	$10,441	$(18,678)
(1) On January 1, 2021, IPM and SIDCO became subsidiaries of NTS and as a result, the year ended December 31, 2020 valuation of NTS and related unrealized appreciation represents that of the combined entity.

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the year ended December 31, 2020 and 2019, we recognized a provision for deferred taxes of $999,000 and $3,164,000 related to the net unrealized appreciation of controlled portfolio company investments, respectively.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Capital One Facility, Notes payable - related parties, 2023 Notes, 2024 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, including “at-the-market”, or ATM, and private offerings of securities. As of December 31, 2020, our asset coverage was 174% based on $457,931,000 of aggregate principal amount of senior securities outstanding. On July 26, 2018, our shareholders approved the application of the modified asset coverage requirement as set forth in Section 61(a)(2) of the 1940 Act. As a result, our minimum required asset coverage ratio decreased from 200% to 150%, effective July 27, 2018.

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

On June 25, 2020, the Company entered into the 2020 ATM Equity Distribution Agreement. The 2020 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. From inception through December 31, 2020, we sold 1,022,579 shares of our common stock at a weighted average price of $17.95 per share. Proceeds, net of offering costs and expenses were $18,334,000. The company paid the placement agents $374,000 in compensation during the year ended December 31, 2020. As of December 31, 2020, there were 1,977,421 shares of common stock available for sale under the 2020 ATM Equity Distribution Agreement.

Debt Offerings

On November 27, 2020, the Company and Trustee entered into the Fifth Supplemental Indenture to the Base Indenture between the Company and the Trustee, relating to the issuance, offer and sale of $5 million aggregate principal amount of its 2025 Notes. The offering was consummated pursuant to the terms of a purchase agreement (the "Purchase Agreement") among the Company and an accredited investor. The Purchase Agreement provided for the 2025 Notes to be issued to the purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act. The net proceeds from the sale of the Notes were approximately $4.8 million, after deducting structuring fees and estimated offering expenses, each payable by the Company. The 2025 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2025 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. The Company exercised its option to issue up to $10 million of additional 2025 Notes to the purchaser, and issued $10 million in additional 2025 Notes to the purchaser in an exempt offering in January 2021. See Note 19 - Subsequent Events in the accompanying notes to the consolidated financial statements.

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

The 2024 Notes will mature on August 1, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after August 1, 2021, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 5.75% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year, commencing on November 1, 2019, and trade on the Nasdaq Global Market under the trading symbol “NEWTL.” At December 31, 2020, the Company was in compliance with all covenants related to the 2024 Notes.

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

The 2023 Notes were scheduled to mature on March 1, 2023 and could be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 1, 2020, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2023 Notes bear interest at a rate of 6.25% per year payable quarterly on March 1, June 1, September 1, and December 1 of each year, commencing on June 1, 2018, and trade on the Nasdaq Global Market under the trading symbol “NEWTI.” The Company redeemed the 2023 Notes in February 2021. See NOTE 19—SUBSEQUENT EVENTS in the accompanying notes to the consolidated financial statements

In April 2016, the Company and the Trustee, entered into the Second Supplemental Indenture to the Base Indenture between the Company and the Trustee, relating to the Company’s issuance, offer and sale of $35,000,000 aggregate principal amount of 7.0% Notes due 2021. The Company granted an overallotment option of up to $5,250,000 in aggregate principal amount of the 2021 Notes. The sale of the Notes generated proceeds of approximately $33,750,000, net of underwriter's fees and expenses. In May 2016, the underwriters exercised their option to purchase $5,250,000 in aggregate principal amount of notes for an additional $5,066,000 in net proceeds. The 2021 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2021 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

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

The Base Indenture, and each supplemental indenture thereto, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by each supplemental indenture thereto. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At December 31, 2020, the Company was in compliance with all covenants related to the Notes.

Capital One Facilities
In May 2017, NSBF amended its Capital One facility to increase the facility from $50,000,000 to $100,000,000 and reduce the interest rate. The facility was amended again in June 2018 and the portion of the facility collateralized by the government guaranteed portion of SBA 7(a) loans, was reduced to Prime minus 0.75% (previously Prime minus 0.25%). The interest rate on the portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, was reduced to Prime plus 0.25% (previously Prime plus 0.75%). The facility provides for a 55% advance rate on the non-guaranteed portions of the SBA 7(a) loans NSBF originates, and a 90% advance rate on the guaranteed portions of SBA 7(a) loans NSBF originates. In addition, the amendment extended the date on which the facility will convert to a term loan from May 16, 2017 to May 11, 2020 and extended the maturity date of the facility to May 11, 2022. In June 2019, the facility was increased from $100,000,000 to $150,000,000. In April 2020, Capital One advised NSBF that it was establishing a reserve against the non-guaranteed borrowing base, which reserve effectively reduced the advance rate on the non-guaranteed portions of the SBA 7(a) loans NSBF originates by 50%. On May 7, 2020, NSBF amended its existing line of credit with Capital One to, among other things, extend the maturity date on which the credit facility will convert into a term loan for a period of three years to May 7, 2023, with the term loan maturing on May 7, 2025.

At December 31, 2020, there was $33,839,000 and $52,500,000 outstanding under the unguaranteed and guaranteed lines of credit, respectively. At December 31, 2020, we were in full compliance with all applicable loan covenants.
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

At December 31, 2020, the Related Party RLOC interest rate was 2.74%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings due to NMS at December 31, 2020 were $24,090,000.

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

PPP Loan Participations

Beginning in April 2020, NSBF engaged in the origination of PPP loans. This first round of PPP closed on August 8, 2020. During the duration of the first round of PPP during 2020, NSBF funded approximately 10,570 PPP loans totaling $1.19 billion. To facilitate NSBF’s involvement as a lender in the PPP, during the second quarter of 2020, NSBF entered into PPP loan participation agreements where NSBF originated PPP loans and sold 90% participating interests to UBS Bank USA (“UBS”), Stifel Bank (“Stifel”), Morgan Stanley Bank, N.A. (“Morgan Stanley”), and Amalgamated Bank (“Amalgamated”), collectively, the “Participants.” The participations were sold at par due to the short term maturity of the loans. NSBF and the Participants share proportionally in all interest and principal payments made on the loans. Subsequently, UBS, Stifel and Amalgamated amended their participation agreements with NSBF to allow the banks purchase up to 100% participation interests in certain of the PPP loans originated by NSBF. In connection with the amendments, UBS, Stifel, and Amalgamated purchased the remaining 10% participation interests in their participation loans, bringing their participation interests to 100%, while Morgan Stanley continues to hold 90% participation interests as of December 31, 2020. In total, during 2020, NSBF sold participations in $1.19 billion of PPP loans and continues to hold the PPP loan notes and the PPP loan documents in order to service the loans. The servicing liability in connection with the PPP loans was deemed immaterial. PPP loan origination fees are recognized as interest income on sale of PPP loan participations.

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

Congress enacted the Economic Aid Act on December 27, 2020, which, among other things, provides funding for PPP loans through March 31, 2021. See “Recent Developments - PPP Additional Rounds.” We continue to monitor legislative, regulatory, and supervisory developments related to the PPP, but there can be no assurance that the PPP will be further reauthorized, or that NSBF will be qualified to participate in any further reauthorization.

Cash Flows and Liquidity
As of December 31, 2020, the Company’s unused sources of liquidity consisted of $2,765,000 available through the Capital One facility; $6,217,000 available through notes payable with related parties; and $2,073,000 in unrestricted cash.

Restricted cash of $49,352,000 as of December 31, 2020 is primarily held by NSBF. The majority, or $48,600,000 of restricted cash includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants.

The Company generated and used cash as follows:

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Net cash provided by (used in) operating activities	$17,763	$(88,957)
Net cash used in investing activities	(10)	(126)
Net cash provided by (used in) financing activities	465	90,940
Net increase (decrease) in cash and restricted cash	18,218	1,857
Cash and restricted cash, beginning of period	33,207	31,350
Cash and restricted cash, end of period	$51,425	$33,207
During the year ended December 31, 2020, operating activities provided cash of $17,763,000, consisting primarily of (i) $1,356,710,000 of proceeds from the sale of SBA 7(a) guaranteed loan investments, (ii) $61,976,000 of principal payments received from SBA non-affiliate investments and (iii) $19,221,000 in return of investment from controlled investments.
These increases were offset by (i) $1,389,763,000 of SBA 7(a) and PPP loan investments funded and (ii) $51,437,000 of investments in controlled portfolio companies, including $4,957,000 in NCL and $40,285,000 in NBL.
Net cash used in financing activities was $465,000 consisting primarily of (i) $54,885,000 of principal payments related to securitization notes payable and (ii) $42,583,000 of dividend payments.
These uses were offset by (i) $25,571,000 of net proceeds from the sale of common shares under the 2019 ATM Equity Distribution Agreement and 2020 ATM Equity Distribution Agreement, (ii) $56,339,000 of net borrowings under our bank notes payable, and (iii) net borrowings under the Related Party RLOC of $11,927,000.
Contractual Obligations
The following table represents the Company’s obligations and commitments as of December 31, 2020:

(in thousands)	Payments due by period
Contractual Obligations	Total	2021	2022	2023	2024	2025	Thereafter
Bank notes payable	$86,339	$—	$—	$86,339	$—	$—	$—
Securitization notes payable[1]	221,752	—	—	—	—	—	221,752
Notes due 2023[1]	57,500	—	—	57,500	—	—	—
Notes due 2024[1]	63,250	—	—	—	63,250	—	—
Notes due 2025[1]	5,000	—	—	—	—	5,000	—
Notes payable - related parties	24,090	—	—	24,090	—	—	—
Employment agreements	403	403	—	—	—	—	—
Operating leases	10,132	1,604	1,576	1,619	1,663	1,708	1,962
Totals	$468,466	$2,007	$1,576	$169,548	$64,913	$6,708	$223,714
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

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule's requirements on or before the compliance date in September 2022.

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

Our Board has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our investment portfolio as of December 31, 2020 and December 31, 2019 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Valuation of Servicing Assets

The Company accounts for servicing assets in accordance with ASC 860-50 Transfers and Servicing - Servicing Assets and Liabilities. Servicing assets are measured at fair value at each reporting date and the Company reports changes in the fair value of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgement is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy.

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
In addition, under the PPP that began in the second quarter of 2020, the SBA reimburses the Company for originating loans. Such SBA reimbursements are included as interest income on PPP loans. Such fees are accounted for under ASC-310 Receivables and deferred until the loan is sold to one of our PPP Participants. Income earned in connection with the PPP should not be viewed as recurring. The first round of PPP closed on August 8, 2020. Congress enacted the Economic Aid Act on December 27, 2020, which provides for, among other things, funding for PPP loans through March 31, 2021. See “Recent Developments - PPP Additional Rounds.”

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2020 and 2019, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $11,406,000 and $12,405,000 at December 31, 2020 and December 31, 2019, respectively, and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

In May 2020, the SEC adopted amendments to the financial disclosure requirements in Regulation S-X including the significance tests in the “significant subsidiary” definition in Rule 1-02(w), Securities Act Rule 405, and Exchange Act Rule 12b-2 to improve their application and to assist registrants in making more meaningful determinations of whether a subsidiary or an acquired or disposed business is significant. In addition, to address the unique attributes of investment companies and business development companies, the SEC updated the significance tests in Rule 1-02(w), Securities Act Rule 405, and Exchange Act Rule 12b-2 by (i) revising the investment test to compare the registrant’s investments in and advances to the acquired or disposed business to the registrant’s aggregate worldwide market value if available; (ii) revising the income test by adding a revenue component; (iii) expanding the use of pro forma financial information in measuring significance; and (iv) conforming, to the extent applicable, the significance threshold and tests for disposed businesses to those used for acquired businesses. The amendment became effective January 1, 2021; however, voluntary compliance with the final amendments will be permitted in advance of the effective date. No significant changes to our significant subsidiaries are expected.

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

In November 2020, the SEC published Release No. IC-34084 Use of Derivatives by Registered Investment Companies and Business Development Companies and adopted rules amending Rule 18f-4 and Rule 6c-11. Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Compliance is required by August 19, 2022. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 815), (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves the consistent application of, and simplifies, GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption was permitted. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule's requirements on or before the compliance date in September 2022.

Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of December 31, 2020.
Recent Developments

Common Stock

From January 1, 2021 through March 26, 2021 the Company sold 430,470 shares of its common stock at a weighted average price of $20.93 per share under the 2020 ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $9,011,000. As of March 26, 2021, there were 1,546,951 shares of common stock available for sale under the 2020 ATM Equity Distribution Agreement.
Issuance of Notes due 2025

On January 6, 2021 the Company completed an offering of $10 million aggregate principal amount of its 6.85% notes due 2025. The offering was consummated pursuant to the terms of a purchase agreement dated November 27, 2020 among the Company and an accredited investor by a placement notice delivered to the purchaser prior to March 31, 2021. The purchase agreement provides for the Notes to be issued to the Purchaser in a private placement. The net proceeds from the sale of the Notes were approximately $9.7 million, after deducting structuring fees and estimated offering expenses, each payable by the Company. The Company used the net proceeds from the sale of the Notes to fund investments in debt and equity in accordance with its investment objectives and strategies. Under the Purchase Agreement, the Company may, by mutual agreement of the parties, issue up to $15 million in aggregate principal amount of additional Notes by placement notice delivered to the Purchaser after March 31, 2021 and before November 30, 2022.

Issuance of Notes due 2026 and Redemption of Notes due 2023

On January 22, 2021, the Company closed a public offering of $115,000,000 in aggregate principal amount of its 2026 Notes, including $15,000,000 in aggregate principal amount sold pursuant to a fully-exercised overallotment option. The 2026 Notes will mature on February 1, 2026 and may be redeemed in whole or in part at any time or from time to time at Newtek’s option on or after February 1, 2022. The 2026 Notes bear interest at a rate of 5.50% per year payable quarterly on February 1, May 1, August 1 and November 1, of each year, beginning May 1, 2021. Total net proceeds received after deducting underwriters’ discount and expenses was $11,287,500. The 2026 Notes are listed on the Nasdaq Global Market under the trading symbol “NEWTZ.” A portion of the proceeds were used to redeem the outstanding 2023 Notes, which occurred on February 22, 2021.

Issuance of Additional Notes due 2024

On February 16, 2021, the Company issued an additional $5,000,000 in aggregate principal amount of its 2024 Notes. The Notes are treated as a single series with the existing 2024 Notes and have the same terms as the 2024 Notes outstanding prior to February 16, 2021. The Notes will have the same CUSIP number and will be fungible and rank equally with the Existing Notes. Upon issuance of the Notes, the outstanding aggregate principal amount of the Company’s 5.75% Notes due 2024 increased to $68,250,000.

Dividends

On February 23, 2021, the Company declared a first quarter 2021 cash dividend of $0.50 per share, which is payable on March 31, 2021 to shareholders of record as of March 22, 2021.

PPP Additional Rounds

On December 27, 2020, the Economic Aid Act was enacted by Congress in order to provide additional assistance to the hardest-hit small businesses, nonprofits, and venues that are struggling to recover from the impact of the COVID-19 pandemic. The Economic Aid Act provides funding for PPP loans through March 31, 2021 and a second round of forgivable loans through the PPP for small businesses and nonprofits experiencing significant revenue losses, made programmatic improvements to PPP, funds grants to shuttered venues, and enacted emergency enhancements to other SBA lending programs. This assistance will provide small business owners with the capital they need to survive the pandemic and includes critical resources for the smallest businesses. The Economic Aid Act also provides additional subsidies to certain existing SBA 7(a) borrowers. Specifically, under the Economic Aid Act, the SBA will pay an additional three months of payments of principal, interest, and fees on existing performing SBA 7(a) loans approved prior to March 27, 2020, capped at $9,000 per borrower per month and new SBA

7(a) borrowers with loans approved from February 1, 2020 through September 30, 2021, will receive 5 months of payments of principal, interest, and fees, capped at $9,000 per month. Beginning in January 2021, NSBF began offering PPP Second Draw Loans to eligible business. Eligibility for PPP Second Draw loans is limited to small businesses that have no more than 300 employees and demonstrate at least a 25 percent reduction in gross revenues between comparable quarters in 2019 and 2020. PPP Second Draw loans have a maximum loan size of 2.5X average monthly payroll costs, up to $2 million. In addition, small businesses assigned to the industry NAICS code 72 (Accommodation and Food Services) can receive PPP Second Draw loans equal to 3.5X average monthly payroll costs in order to helps these businesses combat onerous State and local restrictions. Borrowers are eligible to receive full loan forgiveness if they spend at least 60 percent of their PPP Second Draw loan on payroll costs over a time period of their choosing between 8 weeks and 24 weeks. In addition, NSBF is also offering PPP loans (first draw loans) through March 31, 2021. For PPP loans made on or after December 27, 2020, SBA will pay lenders fees based on the balance of the financing outstanding at the time of disbursement of the loan, for processing PPP loans in the following amounts: (i) for loans of not more than $50,000, an amount equal to the lesser of fifty (50) percent or $2,500; (ii) five (5) percent for loans of more than $50,000 and not more than $350,000; (iii) three (3) percent for loans of more than $350,000 and less than $2,000,000; and (iv) one (1) percent for loans of at least $2,000,000.

As of the date of this filing, the PPP Extension Act of 2021 has been passed by Congress and the Senate and is pending signature by the President of the United States. The bill would extend the deadline to submit PPP applications from March 31, 2021 to May 31, 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents and restricted cash) which was approximately $51,425,000 at December 31, 2020. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. As of December 31, 2020, cash deposits in excess of insured amounts totaled approximately $27,815,000.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our consolidated financial statements and related notes begin on Page F-1, which are included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

As of December 31, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2020 based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO.

(c) Changes in Internal Control over Financial Reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1)    Financial Statements.
(a)(2)    The following financial statement schedule is filed herewith:

Schedule of Investments In and Advances to Affiliates as of December 31, 2020	318
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

4.3
Base Indenture, dated as of September 23, 2015, between Newtek, as issuer, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit d.2 to Newtek’s Post-Effective Amendment No. 1 to its Registration Statement on Form N-2, No. 333-204915, filed September 23, 2015).

4.4
Fourth Supplemental Indenture, dated as of July 29, 2019, between Newtek, as issuer, and U.S. Bank, National Association, as trustee (Incorporated by reference to Exhibit d.8 to Newtek’s Post-Effective Amendment No. 7 to its Registration Statement on Form N-2, No. 333-224976, filed July 29, 2019).

4.5
Form of Global Note with respect to the 5.75% Notes due 2024 (Incorporated by reference to Exhibit d.8 to Newtek’s Post-Effective Amendment No. 7 to its Registration Statement on Form N-2, No. 333-224976, filed July 29, 2019).

4.6
Fifth Supplemental Indenture, dated as of November 27, 2020, relating to the 6.85% Notes due 2025, by and between the Company and U.S. Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to Newtek’s Current Report on Form 8-K, filed November 27, 2020).

4.7
Sixth Supplemental Indenture, dated as of January 6, 2021, relating to the 6.85% Notes due 2025, by and between the Company and U.S. Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 to Newtek’s Current Report on Form 8-K filed January 6, 2021).

4.8
Seventh Supplemental Indenture dated of January 22, 2021 between Newtek Business Services Corp. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Newtek’s Current Report on Form 8-K filed January 22, 2021).

4.9	Form of 5.50 % Notes due 2026 (Incorporated by reference to Exhibit 4.2 to Newtek’s Current Report on Form 8-K filed January 22, 2021).

4.10
Eighth Supplement Indenture dated of February 16, 2021 between Newtek Business Services Corp. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to Newtek’s Current Report on Form 8-K filed February 16, 2021).

4.11	Form of 5.75 % Notes due 2024 (Incorporated by reference to Exhibit 4.4 to Newtek’s Current Report on Form 8-K filed February 16, 2021).

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

10.20	Employment Agreement with Barry Sloane, dated March 15, 2021 filed herewith.

10.21	Employment Agreement with Michael A. Schwartz, dated March 15, 2021 filed herewith.

10.22	Employment Agreement with Peter Downs, dated March 15, 2021 filed herewith.

10.23
Omnibus Amendment No. 4 to Loan Documents, dated as of May 7, 2020, by and among Newtek Small Business Finance, LLC, Capital One, National Association and UBS Bank USA as Lenders and Capital One, National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 to Newtek’s Current Report on Form 8-K, filed May 11, 2020).

10.24
Employment Agreement by and between Newtek Business Services Corp. and Nicholas Leger dated as of February 5, 2021 (Incorporated by Reference to Exhibit 10.1 to Newtek’s Current Report on Form 8-K filed February 8, 2021).

14.1
Code of Ethics (Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-191499) filed on November 3, 2014, and incorporated by reference herein).

21.1	Subsidiaries of the Registrant filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by Principal Executive Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, furnished herewith.

31.2	Certification by Principal Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, furnished herewith.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.1	Financial Statements of Newtek Merchant Solutions, LLC and Subsidiaries as of and for the year ended December 31, 2020 (audited) filed herewith.

99.2	Financial Statements of Newtek Merchant Solutions, LLC and Subsidiaries as of and for the year ended December 31, 2019 (audited) filed herewith.

99.3	Financial Statements of Newtek Merchant Solutions, LLC and Subsidiaries as of and for the year ended December 31, 2018 (audited) filed herewith.

99.4	Report of Independent Registered Public Accounting Firm on Supplemental Information filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES CORP.

Date: March 29, 2021	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: March 29, 2021	By:	/S/ NICHOLAS LEGER
Nicholas Leger
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BARRY SLOANE	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2021
Barry Sloane

/S/ NICHOLAS LEGER	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2021
Nicholas Leger

/S/ RICHARD SALUTE	Director	March 29, 2021
Richard Salute

/S/ SALVATORE MULIA	Director	March 29, 2021
Salvatore Mulia

/S/ GREGORY ZINK	Director	March 29, 2021
Gregory Zink

/S/ PETER DOWNS	Director	March 29, 2021
Peter Downs

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

See accompanying notes to consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Newtek Business Services Corp. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Newtek Business Services Corp. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements and the financial statement schedule of the Company listed in the accompanying index appearing under Item 15(a)(2) (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of SBA unguaranteed and guaranteed non-affiliate investments as of December 31, 2020 and 2019, by correspondence with the borrowers or by other appropriate auditing procedures where replies from the borrowers were not received and with respect to controlled and non-controlled investments, by tracing to purchase agreements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of investments
As described in Notes 2, 3, 4 and 6 to the consolidated financial statements, the Company’s investments consist of privately held debt and equity instruments that lack observable market prices. All of Company’s investments are measured at fair value using unobservable inputs and assumptions, and as such the Company’s investments as of December 31, 2020 are classified as level 3 within the fair value hierarchy as described in Note 6. Determining the fair value of the Level 3 investments requires management to make significant judgments about the valuation methodologies (e.g. market approach vs. income approach) and inputs and assumptions used in the fair value calculation, including, but not limited to, revenue and EBITDA multiples, market yields, discounts for lack of marketability, underlying cash flows, and the impact of economic conditions brought about by the COVID-19 pandemic. As of December 31, 2020, total Level 3 investments had a fair value of $633.34 million.
We identified the valuation of investments as a critical audit matter because of the judgments necessary for management to select and apply valuation techniques and assumptions, the high degree of auditor judgment involved, and the extensive audit effort involved in testing the valuations. Our audit procedures related to the valuation of the Company’s investments included the following, among others:

Controlled and non-controlled investments

•We obtained an understanding of and evaluated the methods and significant assumptions management used to value the Company’s investment portfolio.

•We performed an evaluation of certain valuation inputs (e.g. portfolio company revenue and EBITDA) used in the Company’s December 31, 2019 valuations by comparing those key inputs used in the prior year valuation to portfolio company 2019 audited financial statements and/or schedules prepared by the portfolio company for a sample of investments.
•We tested the completeness and accuracy of information used in the valuations through inspection of portfolio company financial statements and/or schedules prepared by the portfolio company.
•We obtained management’s valuation analyses and considered the qualitative considerations made in determining each valuation, including, but not limited to, understanding portfolio company outlook, underlying cash flows, macroeconomic factors, liquidity and leverage characteristics, and other factors. We then compared this information to the valuation calculation in assessing the reasonableness of the fair value calculations.
•With the assistance of our valuation specialists, we evaluated the reasonableness of the methods and assumptions used by management, including the validity of observable market data used in the valuation (e.g. comparable guideline public company multiples) as well as market yields (including discounts for lack of marketability). For certain investments, with the assistance of our valuation specialists, we developed a range of independent enterprise value estimates and evaluated against the enterprise values determined by management. Additionally, we considered the external specialist report engaged by management in valuing the Company’s certain privately held investments.

SBA unguaranteed non-affiliate investments – performing loans and non-performing loans

•We obtained an understanding of and evaluated the methods and assumptions management uses to value the SBA unguaranteed non-affiliate investments performing and non-performing loans.
•We tested the completeness and accuracy of information used in the valuations by agreeing the total amount in the schedules to the trial balance.
•With the assistance of our valuation specialists, we evaluated the reasonableness of the methods and assumptions used by management in the valuation of performing loans (discount rate, default rate, prepayment rate, cost of servicing, etc.) and performed a recalculation for a sample of loans to ensure validity of the valuation model.
•With the assistance of our valuation specialist, we evaluated the reasonableness of the methods and assumptions used by management in the valuation of non-performing loans (prepayment rate, probability of default, time to liquidate and recovery rate).

Valuation of Servicing assets
As described in Notes 2, 5 and 6 to the consolidated financial statements, Servicing assets are measured at fair value. Company’s servicing assets are measured at fair value using unobservable inputs and assumptions, and as such the Company’s servicing assets as of December 31, 2020 are classified as level 3 within the fair value hierarchy as described in Note 2. Determining the fair value of the Level 3 servicing assets requires management to make significant judgments about the valuation methodologies and inputs and assumptions used in the fair value calculation, including, but not limited to, servicing costs, default rate, prepayment rate, and the impact of economic conditions brought about by the COVID-19 pandemic. As of December 31, 2020, total Level 3 servicing assets had a fair value of $26.06 million.
We identified the valuation of servicing assets as a critical audit matter because of the judgments necessary for management to select and apply valuation techniques and assumptions, the high degree of auditor judgment involved, and the extensive audit effort involved in testing the valuations. Our audit procedures related to the valuation of the servicing assets included the following, among others:

•We obtained an understanding of and evaluated the methods and assumptions management uses to value the servicing assets.
•We tested the completeness and accuracy of information used in the valuations by agreeing the total principal balance of the loans sold in the schedules to the loan subledger.
•With the assistance of externally engaged valuation specialist, developed an independent estimate of fair value for servicing assets as of December 31, 2020.
•We evaluated the significant assumptions (e.g. discount rate, prepayment rate, default rate and cost of service) used by externally engaged valuation specialist for reasonableness.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

New York, New York
March 29, 2021

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (In Thousands, except for Per Share Data)
	December 31, 2020	December 31, 2019
ASSETS
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $420,400 and $429,697, respectively; includes $312,649 and $364,063, respectively, related to securitization trusts)	$407,748	$417,223
SBA guaranteed non-affiliate investments (cost of $16,964 and $23,345, respectively)	17,822	25,004
Controlled investments (cost of $138,891 and $107,300, respectively)	239,171	215,817
Non-control investments (cost of $6,447 and $1,000, respectively)	6,447	1,000
Total investments at fair value	671,188	659,044
Cash	2,073	1,762
Restricted cash	49,352	31,445
Broker receivable	52,730	51,173
Due from related parties	6,112	2,972
Servicing assets, at fair value	26,061	24,411
Right of use assets	6,933	7,990
Other assets	26,530	18,614
Total assets	$840,979	$797,411

LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$86,339	$30,000
Notes due 2023 (par: $57,500 as of December 31, 2020 and December 31, 2019, Note 8)	56,505	56,035
Notes due 2024 (par: $63,250 as of December 31, 2020 and December 31, 2019, Note 8)	61,774	61,354
Notes due 2025 (par: $5,000 and $0 as of December 31, 2020 and 2019, Note 8)	4,735	—
Notes payable - Securitization trusts (par: $221,752 and $276,637 as of December 31, 2020 and December 31, 2019, Note 8)	218,339	272,376
Notes payable - related parties	24,090	12,163
Due to related parties	2,133	131
Lease liabilities	8,697	9,897
Deferred tax liabilities	11,406	12,405
Accounts payable, accrued expenses and other liabilities	27,608	20,824
Total liabilities	501,626	475,185

Commitment and contingencies (Note 9)
Net assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 21,970 and 20,530 issued and outstanding, respectively)	439	411
Additional paid-in capital	316,629	289,963
Accumulated undistributed earnings	22,285	31,852
Total net assets	339,353	322,226
Total liabilities and net assets	$840,979	$797,411
Net asset value per common share	$15.45	$15.70

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except for Per Share Data)

	Year ended December 31,
	2020	2019	2018
Investment income
From non-affiliate investments:
Interest income - PPP loans	$37,743	$—	$—
Interest income - SBA 7(a) loans	24,719	28,467	23,067
Servicing income	11,154	10,078	8,552
Other income	2,693	5,328	4,526
Total investment income from non-affiliate investments	76,309	43,873	36,145
From non-control investments:
Interest income	403	—	—
Dividend income	104	111	65
Total investment income from non-control investments	507	111	65
From controlled investments:
Interest income	1,933	1,024	740
Dividend income	13,452	14,287	12,565
Total investment income from controlled investments	15,385	15,311	13,305
Total investment income	92,201	59,295	49,515
Expenses:
Salaries and benefits	14,211	14,305	21,082
Interest	17,877	20,422	16,066
Depreciation and amortization	402	501	484
Professional fees	3,718	3,807	3,094
Origination and loan processing	8,431	9,215	8,362
Origination and loan processing - related party	9,855	9,944	—
Change in fair value of contingent consideration liabilities	54	42	(51)
Loss on extinguishment of debt	—	251	1,059
Other general and administrative costs	5,668	6,427	6,907
Total expenses	60,216	64,914	57,003
Net investment income (loss)	31,985	(5,619)	(7,488)
Net realized and unrealized gains (losses):
Net realized gain on non-affiliate investments - SBA 7(a) loans	11,368	47,816	42,845
Net realized gain on non-affiliate investments - conventional loan	—	—	278
Net realized gain on controlled investments	—	2,585	52
Net unrealized depreciation on SBA guaranteed non-affiliate investments	(795)	(225)	(766)
Net unrealized appreciation (depreciation) on SBA unguaranteed non-affiliate investments	(176)	(6,291)	3,471
Net unrealized appreciation (depreciation) on controlled investments	(8,237)	11,211	4,048
Change in deferred taxes	999	(3,164)	(1,077)
Net unrealized depreciation on servicing assets	(1,525)	(5,178)	(5,685)
Net realized and unrealized gains	$1,634	$46,754	$43,166
Net increase in net assets resulting from operations	$33,619	$41,135	$35,678
Net increase in net assets resulting from operations per share	$1.59	$2.13	$1.91
Net investment income (loss) per share	$1.51	$(0.29)	$(0.40)
Dividends and distributions declared per common share	$2.05	$2.15	$1.80
Weighted average number of shares outstanding	21,146	19,326	18,714

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Increase in net assets:
Net investment income (loss)	$31,985	$(5,619)	$(7,488)
Net realized gain on investments	11,368	50,401	43,175
Net unrealized (depreciation) appreciation on investments	(9,734)	(3,646)	(9)
Net increase in net assets resulting from operations	33,619	41,136	35,678
Distributions to common stockholders	(43,393)	(41,895)	(33,533)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	810	1,126	1,099
Stock-based compensation expense	567	636	585
Issuance of common stock in connection with investment in Mobil Money, LLC	—	—	200
Purchase of vested stock for employee payroll tax withholding	(48)	(92)	(109)
Issuance of common stock, net of offering costs	25,572	33,740	5,196
Net increase in net assets from capital share transactions	26,901	35,410	6,971
Impact of ASC 842 adoption	—	130	—
Total increase in net assets	17,127	34,781	9,116
Net assets at beginning of period	322,226	287,445	278,329
Net assets at end of period	$339,353	$322,226	$287,445
Common shares outstanding at end of period	21,970	20,530	18,919
Capital share activity:
Shares issued under dividend reinvestment plan	51	54	61
Shares issued in connection with sales of common stock	1,382	1,545	291
Shares issued in connection with investment in Mobil Money, LLC	—	—	11
Purchase of vested stock for employee payroll tax withholding	(3)	(4)	(6)
Restricted shares issued under Equity Incentive Plan, net of forfeitures	10	17	105
Net increase in capital activity	1,440	1,612	462

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$33,619	$41,135	$35,678
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net unrealized depreciation (appreciation) on controlled investments	8,237	(11,211)	(4,048)
Net unrealized depreciation (appreciation) on non-affiliate investments	971	6,515	(2,706)
Net unrealized depreciation on servicing assets	1,525	5,178	5,685
Net realized (gains) losses on controlled investments	—	(2,585)	(52)
Net realized gains on non-affiliate investments	(8,193)	(47,816)	(43,122)
Allowance for doubtful accounts	—	33	537
Change in fair value of contingent consideration liabilities	54	42	(51)
Loss on extinguishment of debt	—	251	1,059
Amortization of deferred financing costs	1,893	1,961	1,871
Deferred income taxes	(999)	3,164	1,077
Depreciation and amortization	402	501	484
Purchase of loans	(6,804)	(10,438)	(1,206)
Purchase of loans from affiliate	(15,296)	—	—
Funding of guaranteed non-affiliate SBA loans	(1,340,939)	(387,479)	(356,075)
Funding of unguaranteed non-affiliate SBA loans	(48,824)	(130,214)	(113,101)
Funding of controlled investments	(51,437)	(39,650)	(38,077)
Funding of non-control/affiliate investment	—	—	(1,000)
Funding of non-control/non-affiliate investment	—	—	(5,700)
Proceeds from sale of non-affiliate SBA loans	1,356,710	445,988	406,066
Proceeds from sale of controlled investment	—	—	2,502
Proceeds from sale of non-control/non-affiliate investment	—	—	5,978
Principal received on SBA non-affiliate investments	61,976	47,171	42,505
Principal received from controlled investments	625	2,429	14,011
Principal received from non-control investments	9,849	—	—
Distributions received from investments in excess of basis	—	2,585	—
Return of investment from controlled investments	19,221	4,200	8,785
Other, net	1,342	(282)	995
Changes in operating assets and liabilities:
Investment in money market funds	—	9	—
Broker receivable	(1,557)	(8,557)	(34,078)
Due to/from related parties	(1,138)	351	(1,511)
Other assets	(6,884)	(2,013)	410
Accounts payable, accrued expenses and other liabilities	6,587	(2,093)	7,162
Capitalized servicing asset	(3,175)	(8,229)	(7,686)
Other, net	(2)	97	(58)
Net cash provided by (used in) operating activities	17,763	(88,957)	(73,666)
Cash flows from investing activities:
Purchase of fixed assets	(10)	(126)	(627)
Cash flows from financing activities:
Net borrowings on bank notes payable	56,339	(4,700)	34,700
Proceeds from common shares sold, net of offering costs	25,571	33,740	5,196
Net (repayments) proceeds under related party line of credit	11,927	(4,678)	9,839
Proceeds from Notes due 2023	—	—	57,500

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended December 31,
	2020	2019	2018
Proceeds from Notes due 2024	—	63,250	—
Proceeds from Notes due 2025	5,000	—
Redemption of Notes due 2021	—	—	(40,250)
Redemption of Notes due 2022	—	(8,324)	—
Payments on Notes Payable - Securitization Trusts	(54,885)	(62,507)	(53,938)
Issuance of Notes Payable - Securitization Trusts	—	118,920	108,551
Dividends paid	(42,583)	(40,769)	(32,433)
Additions to deferred financing costs	(856)	(3,899)	(3,951)
Purchase of vested stock for employee payroll tax withholding	(48)	(93)	(109)
Net cash provided by financing activities	465	90,940	85,105
Net increase in cash and restricted cash	18,218	1,857	10,812
Cash and restricted cash—beginning of period (Note 2)	33,207	31,350	20,538
Cash and restricted cash—end of period (Note 2)	$51,425	$33,207	$31,350

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$1,588	$2,540	$2,367
Issuance of common shares in connection with investment in Mobil Money, LLC	$—	$—	$200
Issuance of common shares under dividend reinvestment plan	$810	$1,126	$1,099

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

M2 Lumber LLC	(#)	110 Brick House Rd, Laurens, SC 29360	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/31/2030	$11.3	$11.3	$10.3	—%
Inter-Insurance Agency Services, Ltd. and Universal Casualty Risk Ret	(#)	380 N Broadway, Jericho, NY 11753	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/31/2030	691.5	691.5	583.2	0.17%
LV Nails & SPA, LLC	(#)	10050 S Eastern Ave, Henderson, NV 89052	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/31/2030	67.5	67.5	56.9	0.02%
TNJ Products, Inc.	(#)	4912 N Lincoln Ave, Ste 101, Chicago, IL 60625	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/31/2030	215.0	215.0	187.3	0.06%
LEILA ZAMIRI, DDS, INC.	(#)	5828 Cherry Ave., Long Beach, CA 90805	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/31/2030	75.0	75.0	76.2	0.02%
Moran Tax & Accounting LLC	(#)	128 N Franklin St, Brazil, IN 47834	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/31/2045	18.0	18.0	19.3	0.01%
Tissue Plus LLC F/K/A Soft Touch Tissue &Paper, LLC	(#)	491 Hammond St, Bangor, ME 4401	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/31/2045	350.0	350.0	393.9	0.12%
Seven C's Manufacturing, Inc	(#)	3895 Corsair St, Reno, NV 89502	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/31/2030	550.0	550.0	508.1	0.15%
The Spot Bar & Restaurant LLC	(#)	10540 State Rte 195, Killeen, TX 76542	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2045	87.5	87.5	91.1	0.03%
Hawthorne Food Company dba Eastern Standard Provis	(#)	117 Beaver St, Waltham, MA 2452	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2030	875.0	875.0	739.1	0.22%
Leila Zamiri, DDS, Inc	(#)	5828 Cherry Ave, Long Beach, CA 90805	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/31/2045	156.3	156.3	175.9	0.05%
Performance Online, Inc	(#)	1550 Melissa Ct, Corona, CA 92879	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/30/2030	262.5	262.5	222.1	0.07%
George Family Cremation and Burial LLC	(#)	1260 W Mission Ave, Escondido, CA 92029	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/30/2031	102.3	102.3	91.6	0.03%
Lightstat Inc.	(#)	22 W West Hill Rd, Barkhamsted, CT 6063	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/30/2030	375.0	375.0	370.8	0.11%
Eppy's Tool & Equipment Warehouse, Inc	(#)	809 East 42nd St, Brooklyn, NY 11210	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2030	261.0	261.0	220.2	0.06%
Trident E&P, LLC	(#)	320 Circle of Progress, Pottstown, PA 19464	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/30/2030	1,250.0	1,250.0	1,131.4	0.33%
NDRS Construction Inc.dba Disaster	(#)	18730 Cortez Blvd, Brooksville, FL 34601	Construction of Buildings	Term Loan	Prime plus 2.75%	12/30/2030	87.5	87.5	74.1	0.02%
Shlama Two LLC dba Village Park Daycare	(#)	7440 Broadway, Merrillville, IN 46410	Social Assistance	Term Loan	Prime plus 2.75%	12/30/2045	250.0	250.0	267.5	0.08%
Educare Early Intervention, Corporation	(#)	4557 S Calumet Ave, Chicago, IL 60653	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2030	58.8	58.8	49.5	0.01%
Bourque Sales and Service Inc.	(#)	9160 Linwood Ave, Shevport, LA 71106	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2045	143.0	143.0	160.9	0.05%
Vacation Link of Florida, Inc., Island Vacation and Cruises, Inc	(#)	501 N Wymore Rd, Winter Park, FL 32789	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/30/2030	400.0	400.0	419.5	0.12%
Petroleum Equipment & Services, Inc.	(#)	5631 Silverado Way, Anchorage, AK 99518	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/30/2030	421.3	421.3	361.2	0.11%
United Security Specialists, Inc.	(#)	275 Saratoga Ave. Ste 200, Santa Clara, CA 95050	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/30/2030	116.5	116.5	98.3	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Bourque Sales and Service Inc	(#)	9160 Linwood Ave, Shreveport, LA 71106	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2045	145.8	145.8	164.0	0.05%
Center of New England Primary Care Inc	(#)	775 Center of New New England Blvd, Coventry, RI 2816	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2045	421.8	421.8	474.8	0.14%
Perfect Game Incorporated	(#)	850 Twixt Town Rd NE, Cedar Rapids, IA 52402	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/30/2030	1,250.0	1,250.0	1,161.9	0.34%
Real Estate Personnel, Inc., Tara Matta and Sara Pierce	(#)	1758 Emerson St, Denver, CO 80218	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/30/2030	1,000.0	1,000.0	843.5	0.25%
Center of New England Primary Care Inc, North Providence Urgent Care	(#)	775 Centre of New England Blvd, Coventry, RI 2816	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2045	454.7	454.7	511.7	0.15%
SDI Black 011, LLC	(#)	1091 YONKERS AVE, YONKERS, NY 10704	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/30/2030	1,000.0	1,000.0	858.4	0.25%
Bojax Auto Collision Inc	(#)	4706 Fernlee Ave., Royal Oak, MI 48073	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/29/2045	343.8	343.8	348.9	0.10%
Khangri Sourcing Inc.	(#)	6021 129th. Ave SE, Bellevue, WA 98006	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/29/2030	187.5	187.5	157.9	0.05%
Litchy Electric L.L.C.	(#)	4495 W Hacienda Ave, #2, Las Vegas, NV 89118	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/29/2030	100.0	100.0	86.0	0.03%
The Mattress Center "LLC"	(#)	960 Los Vallecitos Blvd, San Marcos, CA 92069	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/29/2030	22.5	22.5	18.9	0.01%
E R Kilpatrick, LLC dba Jefferson Street True Value	(#)	212 Greenwood St, La Grande, OR 97850	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/28/2030	143.8	143.8	126.0	0.04%
Sondra Gayle Insurance Agency Inc.	(#)	2107 Veterans Memorial Blvd, Metaire, LA 70002	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/24/2030	7.5	7.5	7.4	—%
Pittman Holdings LLC DBA Maple Bourbon	(#)	1116 E Main St, Richmond, VA 23219	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	12/23/2030	12.5	12.5	12.3	—%
Title2Land,LLC	(#)	11851 Wentling Ave, Baton Rouge, LA 70816	Real Estate	Term Loan	Prime plus 2.75%	12/23/2045	112.5	112.5	126.5	0.04%
Spectrum Dynamics, Inc dba Clean Water Works	(#)	27727 Dalton Bluff Court, Katy, TX 77494	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/23/2030	12.5	12.5	12.3	—%
Summerfield Farm, Inc	(#)	24 Baker Rd, Pittstown, NJ 8867	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	12/23/2045	58.8	58.8	66.1	0.02%
SLCP Transport, LLC	(#)	111 Brentwood Drive, College Station, TX 77840	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/23/2030	61.1	61.1	53.3	0.02%
Terry A. Humphreys dba Tiki Torch Liquors	(#)	101 Dallas St., Talihima, OK 74571	Food and Beverage Stores	Term Loan	Prime plus 6.5%	12/23/2030	12.5	12.5	12.3	—%
NetLevel5 LLC dba Moutain Air Duct	(#)	4724 Poleplant Drive, Colorado Springs, CO 80918	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/23/2030	16.2	16.2	14.1	—%
KCL Business Service Inc.	(#)	1042 San Fernando Rd., San Fernando, CA 91340	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/23/2030	12.5	12.5	12.3	—%
Southeastern Esthetics Institute, LLC and Pura Medical Spa, Corp, LLC	(#)	1644 Main St Ste 1, Columbia, SC 29201	Educational Services	Term Loan	Prime plus 2.75%	12/23/2030	581.3	581.3	515.6	0.15%
UBIF 86 CO dba UBREAKIFIX	(#)	1539 Town Center Drive, Lakeland, FL 33803	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/23/2030	57.3	57.3	48.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Chris' Angels Cleaning Service LLC	(#)	2090 Dunwoody Club Drive, Sandy Springs, GA 30350	Administrative and Support Services	Term Loan	Prime plus 6.5%	12/23/2030	12.5	12.5	12.3	—%
ASIL Ventures, LLC	(#)	444 N Michigan Ave, Ste 1200, Chicago, IL 60611	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/22/2030	4.3	4.3	4.2	—%
US Dedicated LLC	(#)	13410 SE 26th Cir, Vancouver, WA 98683	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2030	218.8	218.8	184.1	0.05%
Price Educational Services, LLC dba Manthnasium of South OKC	(#)	10740 S May Ave, Oklahoma City, OK 73170	Educational Services	Term Loan	Prime plus 2.75%	12/21/2030	8.4	8.4	7.4	—%
Lynch Mining LLC	(#)	7262 West Hunt Hwy, Queen Creek, AZ 85142	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	12/21/2045	364.5	364.5	383.0	0.11%
N.W.F.F., Inc.	(#)	687 E. Central Ave, Sutherlin, OR 97479	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2045	43.8	43.8	47.9	0.01%
N.W.F.F., Inc. and Environmental Contracting Solutions, Inc.	(#)	687 E Central Ave, Sutherlin, OR 97479	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2030	775.0	775.0	684.4	0.20%
Tahzoo LLC	(#)	1015 7th St NW, Washington, DC 20001	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2030	775.0	775.0	653.9	0.19%
REST Enterprises Inc dba Upstyled Properties	(#)	1440 W Taylor St Unit 595, Chicago, IL 60607	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2030	15.0	15.0	15.7	—%
Allied Molded Products, LLC, Clancy 15 LLC, and Crusader 5088, LLC	(#)	1145 13th Ave East, Palmetto, FL 34221	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/18/2030	204.3	204.3	171.9	0.05%
Code 3 Apps LLC.	(#)	843 Tempted Ways Dr, Longmont, CO 80504	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/18/2030	7.5	7.5	6.3	—%
Katie Cox & Co. LLC	(#)	6605 Longshore ST, Ste 240, Dublin, OH 43017	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2030	7.5	7.5	6.3	—%
RJL Texas International Corporation	(#)	17401 Triton,, Schertz, TX 78154	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2030	275.0	275.0	247.7	0.07%
Neeld Rentals Inc dba Mills True Value Hardware	(#)	205 Clinton Blvd, Clinton, MS 39056	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/18/2030	12.0	12.0	10.1	—%
AccountPics, LLC	(#)	903 S WW White Rd, San Antonio, TX 78220	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2045	80.0	80.0	87.6	0.03%
Yu Chun Chic Naeng Myun Restaurant Inc.	(#)	1159 Kapiolani Blvd, Honolulu, HI 96814	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/18/2030	15.0	15.0	12.6	—%
Giant Development Inc and Crabtree Development Corp	(#)	509 Pylon Dr, Ste 110, Raleigh, NC 27606	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/18/2030	1,250.0	1,250.0	1,101.2	0.32%
Pumpkin Patch Child Care and Early Education Center, LLC	(#)	310 Grove Beach Rd N, Westbrook, CT 6498	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2045	115.0	115.0	123.0	0.04%
Yinlink International Inc	(#)	2 Corporate Drive, Suiite A, East Windsor, NJ 8512	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2030	125.0	125.0	113.7	0.03%
R. LInda D. Herrera and Edgar E Herrera dba Integral Delivery	(#)	3100 Delaware Ave, Des Moines, IA 50313	Truck Transportation	Term Loan	Prime plus 2.75%	12/18/2045	225.0	225.0	241.4	0.07%
Horne Chiropractic Center, P.A	(#)	3820 Mountain Rd, Stes B & C, Pasadena, MD 21122	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2030	100.0	100.0	84.2	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Last Touch LLC	(#)	927 E 10th St, Fairmont, MN 56031	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/18/2045	51.8	51.8	58.2	0.02%
Splashlight Photographic & Digital Studios LLC ,Splashlight Technologies	(#)	75 Varick St, 3rd Floor, New York, NY 10013	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2030	1,250.0	1,250.0	1,060.4	0.31%
People United of Louisiana LLC	(#)	1401 Hudson Lane, Monroe, LA 71201	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2030	150.0	150.0	132.8	0.04%
Flower City Customs Inc.	(#)	1805 Tebor Rd, Unit 4, Webster, NY 14580	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2030	10.5	10.5	8.8	—%
Anthony Connelly Holdings LLC	(#)	7260 Dean Martin Drive, Ste 800, Las Vegas, NV 89118	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/17/2030	250.0	250.0	210.4	0.06%
Carolina Roofing Siding Painting LLC	(#)	204 Depot St, Camponbello, SC 29322	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/17/2045	15.0	15.0	15.8	—%
Savannah Area Language & Culture Exchange, LLC	(#)	6 Dovetail Crossing, Savannah, GA 31419	Educational Services	Term Loan	Prime plus 6.5%	12/16/2030	12.5	12.5	12.3	—%
David M. Benson LLC	(#)	1422 Euclid Ave, Cleveland, OH 44115	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/16/2030	12.5	12.5	12.3	—%
Signature Graphic LLC	(#)	14425 N 79th St, Ste B, Scottsdale, AZ 85260	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2030	85.0	85.0	71.6	0.02%
McFarlin, LLP	(#)	4 Park Plz Ste 1025, Irvine, CA 92614	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2030	175.0	175.0	147.3	0.04%
Highstar Travel Group, LLC	(#)	2869 Wilshire Drive, Ste 204, Orlando, FL 32835	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/16/2030	22.5	22.5	18.9	0.01%
Vege Investments, LLC dba Sunoco Homestead	(#)	26400 SW 177th Ave, Homestead, FL 33031	Gasoline Stations	Term Loan	Prime plus 6.5%	12/16/2030	12.5	12.5	12.3	—%
Last Minute Effects Inc.	(#)	1016 Hamline Place, Burbank, CA 91504	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/15/2030	15.0	15.0	13.0	—%
Droplette Marketing Co	(#)	6481 Orangethorpe Ave. Ste. 12, Buena Park, CA 90620	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2030	6.8	6.8	6.1	—%
Vector Utilities LLC	(#)	8501 San Gabriel Drive, Laredo, TX 78045	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2030	375.0	375.0	358.5	0.11%
Efficient, Fast & Good Cleaning Services Inc	(#)	2444 NW 177th Terrace, Miami Gardens, FL 33056	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/14/2030	7.5	7.5	6.6	—%
Corple Enterprisees Inc	(#)	17887 US Hwy 380 West, Ponder, TX 76259	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/14/2030	62.5	62.5	53.0	0.02%
Accommodating Financial & Tax Services, LLC	(#)	1642 Ralston Circle, Toledo, OH 43623	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2045	42.3	42.3	46.5	0.01%
Aeromax Industries Inc	(#)	1310 Ranchers Legacy Trail, Fort Worth, TX 76126	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/14/2030	175.0	175.0	147.3	0.04%
Jamali LLC dba Saahten	(#)	2741 Raceway Fairfield West, Pensacola, FL 32505	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	12/11/2030	12.5	12.5	12.3	—%
TJ Pant LLC and Tailored Cartage LLC	(#)	25993 US 12, Sturgis, MI 49091	Truck Transportation	Term Loan	Prime plus 2.75%	12/11/2030	86.3	86.3	84.1	0.02%
Premium Marketing Co. Inc. dba Vera Moore Cosmetics	(#)	4 Shadow Lane, Woodbury, NY 11797	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	12/11/2030	22.5	22.5	19.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Shattered Prism LLC	(#)	3333 Broadway, New York, NY 10031	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/11/2030	7.5	7.5	7.9	—%
Donald W. Harris dba Bowman Creek Mini Storage	(#)	1625 US-59 N, Linden, TX 75563	Warehousing and Storage	Term Loan	Prime plus 6.5%	12/11/2030	12.5	12.5	12.3	—%
LTD Broadband, LLC	(#)	69 Teahouse St, Las Vegas, NV 89138	Telecommunications	Term Loan	Prime plus 2.75%	12/10/2030	1,250.0	1,250.0	1,138.4	0.34%
Just In Time Refrigeration LLC	(#)	6400 EDNA TAYLOR PKWY, MONONA, WI 53716	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/10/2045	233.0	233.0	239.9	0.07%
Inner Beauty Salon and Suite LLC	(#)	825 Beecher St SW, Atlanta, GA 30310	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/10/2045	65.0	65.0	73.1	0.02%
M-Den, Inc	(#)	315 S. Main St, Ann Arbor, MI 48104	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/10/2030	1,150.0	1,150.0	1,106.1	0.33%
LBR Partners LLC dba Techy	(#)	16430 Good Hearth Blouvard, Clermont, FL 34711	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/9/2030	45.0	45.0	38.0	0.01%
HWH Unlimited, Inc.	(#)	43386 Business Park Drive, Temecula, CA 92590	Real Estate	Term Loan	Prime plus 2.75%	12/9/2030	75.0	75.0	78.5	0.02%
Zebra House Coffee, LLC	(#)	1001 S El Camino Real, San Clemente, CA 92672	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/9/2030	45.0	45.0	37.9	0.01%
Tortuga Backpacks LLC	(#)	340 South Lemon Ave, 7616, Walnut, CA 91789	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/8/2030	50.0	50.0	42.1	0.01%
CashLine Solutions, LLC	(#)	467741 E 1050 Rd, Sallisaw, OK 74955	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2030	12.0	12.0	10.1	—%
Northeast Coverages Inc. and Southeast Coverages Inc.	(#)	910 Franklin Ave, Ste 210, Garden City, NY 11530	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/7/2030	170.0	170.0	178.0	0.05%
Travel with Love, LLC dba Style & The Storyteller	(#)	8465 W Sahara Ave, Ste 111, Las Vegas, NV 89117	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/4/2030	5.0	5.0	4.9	—%
Robert F. Johnson, Jr., dba R. Johnson Craftsmanship	(#)	346 Spring Garden Rd, Milford, NJ 8848	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	12/4/2030	10.0	10.0	9.8	—%
Paradise RV Sales and Rentals LLC	(#)	7960 Dorchester Rd, North Charleston, SC 29418	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/4/2030	6.9	6.9	5.8	—%
Combs Creative LLC	(#)	157 Antler Ridge Circle,, Nashville, TN 37214	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/4/2030	5.5	5.5	5.4	—%
Perez Law Office, PLLC	(#)	80 N McClintock Dr, Chandler,, AZ 85226	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/4/2045	67.5	67.5	75.9	0.02%
Indecon Builders Inc	(#)	1382 Valencia Ave, Ste N, Tustin, CA 92780	Construction of Buildings	Term Loan	Prime plus 2.75%	12/4/2030	50.0	50.0	42.1	0.01%
Pacific Contours Corp	(#)	5340 E Hunter Ave, Anaheim, CA 92807	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/4/2030	975.0	975.0	988.5	0.29%
SME Business Services LLC	(#)	930 Chesaco Ave, Rosedale, MD 21237	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/3/2030	22.5	22.5	18.9	0.01%
Tina D. Coker DBA Diane's Accounting Service	(#)	119 E Haywood St, England, AR 72046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/3/2030	12.5	12.5	12.3	—%
Moxie Marketing, LLC	(#)	51 Lee Dr, Palm Coast, FL 32137	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/3/2030	125.0	125.0	105.2	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Staffhink Limited dba Owl Drone Services	(#)	4283 Deerfield Hills Rd, Colorado Springs, CO 80916	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	12/3/2030	5.3	5.3	4.9	—%
American Retail Properties, Inc.	(#)	125 Main St 2nd Floor, Reading, MA 1867	Real Estate	Term Loan	Prime plus 2.75%	11/30/2030	22.5	22.5	19.0	0.01%
Jonathan J Klaczik LLC dba Veterans Fence Company	(#)	7417 Dover Lane, Parma, OH 44130	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/27/2030	22.5	22.5	20.2	0.01%
Segreti Law Office, A Professional Corporation	(#)	350 10th Ave,Ste 1000, San Diego, CA 92101	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2030	18.8	18.8	15.9	—%
Hartley S Johnson & Son, Inc. dba Mark T. Wendell Tea	(#)	14a Craig Rd, Acton, MA 1720	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/27/2030	40.0	40.0	34.0	0.01%
LIAISON STAINLESS INC	(#)	630 James Lee Dr NW, Suwanee, GA 30024	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/25/2030	75.0	75.0	63.1	0.02%
The Alder SmokeHouse LLC	(#)	1055 Virginia Ave, North Bend, OR 97459	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2030	11.3	11.3	11.8	—%
Flex Beauty Labs, LLC	(#)	7512 Dr. Phillip Blvd, Orlando, FL 32819	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 6.5%	11/24/2030	12.5	12.5	12.3	—%
Ellis Apex LLC dba Inage360 Marietta	(#)	2060 Franklin Way SE, Ste 150, Marietta, GA 30067	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/24/2030	92.3	92.3	78.1	0.02%
Next Level Detailing, LLC	(#)	3235 Odeon Way, Ste 201-203, Acworth, GA 30102	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/24/2030	7.5	7.5	6.3	—%
Dearly LOved Counseling, L.L.C	(#)	14052 N Dale Mabry Hwy, Ste 215, Tampa, FL 33618	Social Assistance	Term Loan	Prime plus 6.5%	11/24/2030	12.5	12.5	12.3	—%
Kendra Leigh Boyer, CPA	(#)	5068 Dupont Court E, Santa Rosa, CA 95409	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	11/20/2030	12.5	12.5	12.3	—%
Craniologie, LLC	(#)	225 Wall St, Ste 102A, Vail, CO 81657	General Merchandise Stores	Term Loan	Prime plus 6.5%	11/20/2030	12.5	12.5	12.3	—%
Thompson Enterprises of Florida LLC dba TCBY FROZEN YOGURT	(#)	14543 SW 5th St, Pembroke Pines, FL 33027	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/20/2030	14.7	14.7	12.4	—%
Prosperity Tool, Inc	(#)	2006 National Guard Drive, Plant City, FL 33563	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/19/2045	300.0	300.0	335.4	0.10%
Green Farm Inc dba Farmers Outlet	(#)	1018 W SR 424 Ste 100, Longwood, FL 32750	Food and Beverage Stores	Term Loan	Prime plus 6.5%	11/19/2030	12.5	12.5	12.3	—%
The Number Masters	(#)	3325 Highland St, Grove City, OH 43123	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/18/2030	17.4	17.4	14.6	—%
Italian Heritage Tile and Stone Inc	(#)	4725 Morgan Territory Rd, Clayton, CA 94517	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/18/2030	78.8	78.8	66.3	0.02%
T.S.I.-VA, LLC and Alpha Business Services Inc.	(#)	2525 Pointe Center Court, Ste 200, Dumfries, VA 22026	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/17/2030	109.5	109.5	92.2	0.03%
Master Printing and Signs Corp & Artishirt Co.	(#)	386 Squire Rd, Revere, MA 2151	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/10/2045	200.9	200.9	218.5	0.06%
Modutech Marine Inc	(#)	2218 Marine View Drive, Tacoma, WA 98422	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	11/9/2030	400.0	400.0	418.9	0.12%
Paws For Health of Florida LLC	(#)	4588 Ashton Rd, Sarasota, FL 34233	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/5/2030	57.5	57.5	48.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Protek Pest Control Inc, Protek Nurseries LLC & Protek Irrigation LLC	(#)	8712 60th Terrace South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/4/2030	52.5	52.5	46.1	0.01%
GoodGuyS Enterprises Inc dba Goodguys;Good Guy Enterprises;Good Guys	(#)	1071 Serpentine Lane, Pleasanton, CA 94566	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/4/2030	500.0	500.0	523.6	0.15%
Supersonic Cleaning Services Inc	(#)	36 Seitz Terrace, Arlington, NY 12603	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/29/2030	38.5	38.5	33.0	0.01%
Third Day Lubes, Inc.	(#)	450 GA- 53, Calhoun, GA 30701	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/28/2030	22.4	22.4	23.4	0.01%
Marcus Horn dba Versatile Styles and Cuts	(#)	2018 24th Ave, Meridian, MS 39301	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/15/2045	10.5	10.5	11.2	—%
RYAN & CONLON, LLP	(#)	2 Wall St, Apt 710, New York, NY 10005	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/14/2030	521.8	521.8	439.2	0.13%
Shades of U, Inc. dba Diva by Cindy	(#)	15212 Hanover Pike, Upperco, MD 21155	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/9/2045	89.9	89.9	96.4	0.03%
Snow Lodge, LLC	(#)	115 County Rd 725, Sweeny, TX 77480	Accommodation	Term Loan	Prime plus 2.75%	10/8/2045	49.9	49.9	55.1	0.02%
VIP Lawn Care Services LLC dba VIP Services	(#)	3875 Fay Blvd, Cocoa, FL 32927	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/8/2030	18.9	18.9	16.1	—%
KTF Consulting Corp	(#)	2471 N Geneva Terrace, Chicago, IL 60614	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/6/2030	74.5	74.5	78.1	0.02%
The Hall at the Yard LLC dba The Hall on the Yard	(#)	1412 Alden Rd, Orlando, FL 32803	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/2/2031	253.9	253.9	218.2	0.06%
Hazleton Oil & Environmental, Inc	(#)	300 Tamaqua St, Hazleton, PA 18201	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/25/2045	1,081.9	1,081.9	1,203.3	0.35%
South Park Hardware, LLC	(#)	16074 South Park Ave, South Holland, IL 60473	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/25/2045	73.8	73.8	83.0	0.02%
7PSolutions, LLC	(#)	136 North Van Buren St, Nashville, IN 47448	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/25/2030	49.4	49.4	41.8	0.01%
Babys on Broadway LLC	(#)	47 East Broadway, Little Falls, MN 56345	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	9/25/2030	74.1	74.1	63.8	0.02%
Blakeslee Arpaia Chapman, Inc and Chapman Construction Services, LLC	(#)	200 North Branford Rd, Branford, CT 6405	Construction of Buildings	Term Loan	Prime plus 2.75%	9/24/2030	370.4	370.4	358.2	0.11%
Resolve Tech Solutions Inc	(#)	15851 Dallas Pkwy, Ste 1103, Addison, TX 75001	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/24/2030	741.0	741.0	674.5	0.20%
BulkMore LLC	(#)	12741 Ocean Gateway, Ocean City, MD 21842	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/18/2030	149.1	149.1	130.2	0.04%
Mister Dexters LTD dba Shuga's	(#)	702 S. Cascade Ave, Colorado Springs, CO 80903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2045	57.3	57.3	60.9	0.02%
Mister Dexters LTD dba Shuga's	(#)	702 S Cascade Ave, Colorado Springs, CO 80903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2030	180.4	180.4	151.6	0.04%
Heriz Gallery Inc dba Pineville Rug Gallery	(#)	312 Main St, Pineville, NC 28134	Textile Product Mills	Term Loan	Prime plus 2.75%	4/6/2045	98.6	98.6	105.8	0.03%
Alliance Heating & Air Conditioning, Inc.	(#)	10 Brookfield Ave, Bridgeport, CT 6610	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/6/2030	726.1	726.1	607.0	0.18%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Terry and Tammy Jacobsen, Inc dba Appliance Recycling	(#)	10105 Airport Way, Snohomish, WA 98296	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	4/3/2030	325.1	325.1	270.4	0.08%
Terry & Tammy Jacobsen, Inc.dba Appliance Recycling Outlet	(#)	10105 Airport Way, Snohomish, WA 98296	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	4/3/2045	839.8	839.8	863.0	0.25%
Profit Stewards, LLC	(#)	458 Schuylkill Rd, Phoenixville, PA 19460	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/2/2030	41.7	41.7	35.7	0.01%
AOC Key Solutions, Inc	(#)	14420 Albemarle Point Place, Ste 200, Chantilly, VA 20151	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/2/2030	722.5	722.5	670.3	0.20%
Caplan Home Care, LLC	(#)	6029 Berkshire Lane, Dallas, TX 75225	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/1/2045	868.5	868.5	906.8	0.27%
JS Randhawa, Inc. dba Deli Delicious 34, SK Randhawa Inc. HSR Inc	(#)	570 W Olive Ave,, Merced, CA 95348	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2030	95.0	95.0	85.5	0.03%
Montana Custom Log Homes, Inc.	(#)	2036 US Hwy 93 North, Victor, MT 59875	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2045	361.8	361.8	397.7	0.12%
Blackwater Diving LLC	(#)	112 Forrest Rd, Morgan City, LA 70380	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/30/2030	352.0	352.0	311.0	0.09%
Suburban Transmission of Northern Illinois, Inc.	(#)	1714 E Oakton St, Des Plaines, IL 60018	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/27/2045	148.2	148.2	163.7	0.05%
Tomco Inc. dba Rental City dba Tomco Equiptment Sales	(#)	6470 State St, Saginaw, MI 48603	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/27/2030	21.4	21.4	17.7	0.01%
Dunaway and Hart, Inc	(#)	575 Harkrider St, Conway, AR 72032	Real Estate	Term Loan	Prime plus 2.75%	3/26/2030	47.5	47.5	39.4	0.01%
Supermarket Source, Inc	(#)	2741 West 76th St, Hialeah, FL 33016	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/24/2030	201.9	201.9	209.7	0.06%
Kris-Leigh Catered Living at Severna Park,LLC	(#)	831 Richie Hwy, Severna Park, MD 21146	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/20/2030	504.3	504.3	523.9	0.15%
Patoruzu Inc dba Sharkey's Cuts for Kids	(#)	18121 Tuckerton Rd, Ste 130, Cypress, TX 77433	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/20/2030	12.9	12.9	10.8	—%
Firefly Developement LLC dba Firefly Earthworks	(#)	4810 Vicksburg St, Dallas, TX 75207	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/19/2045	294.9	294.9	299.1	0.09%
Coffeestamp LLC	(#)	2511 S Jefferson Ave, St. Louis, MO 63104	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/17/2030	4.3	4.3	3.9	—%
Mid Ohio Hospitality, LLC dba Bucks Bar and Grill	(#)	192 E Main St, Mansfield, OH 44904	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/17/2045	226.5	226.5	252.9	0.07%
Forest Scientific Corporation	(#)	668 Elm St, Tionesta, PA 16353	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/17/2030	71.2	71.2	74.0	0.02%
Kanga Lean, Inc. dba F45 Training Trinity	(#)	3139 Little Rd Space A-5, Trinity, FL 34655	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/16/2030	55.0	55.0	48.0	0.01%
Integrated Equipment Inc; Intergrated Elastomers Inc	(#)	5701 Brittmoore Rd, Houston, TX 77041	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/13/2045	1,238.7	1,238.7	1,383.1	0.41%
Stretch of NW Georgia, LLC dba Stretch Zone	(#)	1430 Towne Lake Parkway, Ste 26100, Woodstock, GA 30189	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/13/2030	14.0	14.0	11.6	—%
Signet Media dba Signet Media inc.	(#)	630 S 1st St, San Jose, CA 95113	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2030	327.5	327.5	340.2	0.10%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Astoria-Pacific Inc	(#)	15130 SE 82nd Dr, Clackamas, OR 97015	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	3/13/2030	118.7	118.7	123.4	0.04%
Mark Allen Taylor dba Taylor Auction	(#)	20 & 68 Westfield Rd, Nicholls, GA 31554	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/13/2030	132.0	132.0	116.9	0.03%
Rapid Trucking and	(#)	4225 W Capitol Ave, West Sacramento, CA 95691	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2045	753.2	753.2	841.1	0.25%
Native Fields Landscaping LLC and My Two Girls LLC	(#)	73 Taylor Rd, Wharton, NJ 7885	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2045	531.3	531.3	547.7	0.16%
GQ Investments LLC	(#)	5772 Miami Lakes Drive, Miami Lakes, FL 33014	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/12/2030	142.5	142.5	118.3	0.03%
C3 Capital, Inc	(#)	10010 North Hampton Cove Lane, Indianapolis, IN 46236	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/11/2030	537.9	537.9	531.4	0.16%
Quarles Service Systems, Inc.	(#)	1740 September Ave, Memphis, TN 38116	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/10/2045	95.0	95.0	99.7	0.03%
Blue Dot Trading Inc	(#)	3100 NW 72nd Ave, Miami, FL 33122	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/10/2030	53.4	53.4	44.4	0.01%
The Ugly Mug's Coffee and Tea Inc.	(#)	1390 Broadway Ste C, Placerville, CA 95667	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2030	36.2	36.2	30.1	0.01%
Peter & Suzanne Scott, Inc., Phillip Showen & Bryan Phelan	(#)	2342 NY- 37, Port Covington, NY 12937	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/6/2030	133.0	133.0	130.4	0.04%
KR Enterprises, Inc. dba Carriage Inn	(#)	1065 Tower Hill Rd, North Kingstown, RI 2852	Accommodation	Term Loan	Prime plus 2.75%	3/6/2045	316.1	316.1	328.2	0.10%
Outcome Driven Innovation dba Spracht; Celltek, ODI, ODI Security	(#)	974 Commercial St, Palo Alto, CA 94303	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/6/2030	364.3	364.3	302.4	0.09%
Advans IT Services, Inc.	(#)	65 Boston Post Rd W Ste 390, Marlborough, MA 1752	Other Information Services	Term Loan	Prime plus 2.75%	3/6/2030	118.1	118.1	98.1	0.03%
Big Brand Management LTD. CO. dba Ivox Media	(#)	512 E 11th St, Houston, TX 77008	Real Estate	Term Loan	Prime plus 2.75%	3/6/2030	63.0	63.0	59.4	0.02%
Minifox Inc. dba Pho Hoa and Jazen Tea	(#)	10624 South Eastern Ave Stes R & S, Hendersen, NV 89502	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/5/2030	71.2	71.2	60.2	0.02%
Jones Roger Sherman Inn, Inc. dba Jones Roger Sherman Inn	(#)	195 Oenoke Ridge, New Canaan, CT 6840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/4/2030	28.8	28.8	29.9	0.01%
Chet Lemon Enterprises, Inc. dba All American Sports	(#)	1544 Lane Park Cut off, Tavares, FL 32778	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/3/2031	207.3	207.3	216.7	0.06%
14th State Learning, LLC dba Sylvan Learning, LLC	(#)	1 Market Pl #10, Essex Junction, VA 5452	Educational Services	Term Loan	Prime plus 2.75%	3/2/2030	48.3	48.3	40.6	0.01%
LCSM Logistics Inc	(#)	15735 Spectrum Drive, Addison, TX 75001	Couriers and Messengers	Term Loan	Prime plus 2.75%	2/28/2030	80.2	80.2	66.6	0.02%
Toju Bay Inc. dba Fiesta Americana Restaurand and Club	(#)	1622-1624 N. Mannheim Rd, Stone Park, IL 60165	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2045	450.0	450.0	489.2	0.14%
Custom Garages	(#)	110 2nd Ave South, Pacheco, CA 94553	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2030	131.0	131.0	113.8	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Breakers Electric, LLC dba Merrill Sports	(#)	13600 Mustang Drive, Mead, CO 80542	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/27/2030	9.9	9.9	8.2	—%
Crux Solutions LLC dba Waddell's Riverside Funeral Directors	(#)	6938 Westover St, Houston, TX 77087	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/27/2045	79.9	79.9	85.0	0.03%
GRSC, Inc.	(#)	1643 NW Dove Ct, Stuart, FL 34994	Construction of Buildings	Term Loan	Prime plus 2.75%	2/27/2030	21.2	21.2	19.0	0.01%
Feras Alshadaida dba Allura Dairy	(#)	8809 N Grove Ave, Rancho Cucamonga, CA 91730	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/26/2030	57.1	57.1	49.4	0.01%
M & L ENTERPRIZES, LLC	(#)	2401 Wrightsville Ave, Wilmington, NC 28403	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/26/2030	47.1	47.1	49.0	0.01%
Abe Chahrour Investment, LLC	(#)	4001 S Wayne Rd, Wayne, MI 48154	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/25/2045	21.9	21.9	24.4	0.01%
Bora Enterprises, LLC	(#)	44255-B Fremont Blvd,, Fremont, CA 94538	Truck Transportation	Term Loan	Prime plus 2.75%	2/21/2030	12.0	12.0	10.0	—%
Skimino Enterprises LLC	(#)	197 Ewell Rd, Williamsburg, VA 23188	Support Activities for Transportation	Term Loan	Prime plus 2.75%	2/21/2030	70.7	70.7	58.8	0.02%
Bell Oak LLC dba Bell Oak Academy & Paradise Strategics LLC	(#)	7215 Waelti Drive, Melbourne, FL 32940	Social Assistance	Term Loan	Prime plus 2.75%	2/21/2045	374.1	374.1	376.7	0.11%
Sherwood Sporthorses Inc.	(#)	20502 Forestview, Magnolia, TX 77355	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2046	205.3	205.3	229.6	0.07%
Alex Roit Chiropractic, P. C	(#)	55 Northern Blvd, Ste 103, Great Neck, NY 11021	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/19/2030	18.8	18.8	15.6	—%
Little Feet Academy of Jacksonville, LLC	(#)	10265 Normandy Blvd, Jacksonville, FL 32221	Social Assistance	Term Loan	Prime plus 2.75%	2/17/2045	46.6	46.6	47.8	0.01%
Romo Medical Equiptment LLC	(#)	3453 North Panam Expressway, San Antonio, TX 78219	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/14/2030	471.5	471.5	391.4	0.12%
All Modes Transportation & Logistics LLC	(#)	4313 Collingtree Drive, Rockledge, FL 32955	Support Activities for Transportation	Term Loan	Prime plus 6.5%	2/14/2030	11.9	11.9	11.4	—%
Lesher Transportation and Shipping, LLC	(#)	116 North Austin St, Oak Grove, MO 64075	Truck Transportation	Term Loan	Prime plus 2.75%	2/13/2030	13.5	13.5	12.8	—%
Red Rock Government Serviice, LLC	(#)	45240 Business Court, Sterling, VA 20166	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/13/2030	161.7	161.7	149.2	0.04%
Shaw, Ltd dba Fitness 1440 North Coventry	(#)	54-58 Glocker Way, Pottstown, PA 19465	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/13/2030	57.3	57.3	50.3	0.01%
Damiano Global Corp.	(#)	333 Birch Hills Dr, Rochester, NY 14622	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/10/2030	47.1	47.1	39.1	0.01%
Fortson Janitorial Inc	(#)	462-482 Chattahoochee St, Cornelia, GA 30531	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/5/2045	106.0	106.0	118.4	0.03%
2'N1 Home and lawn LLC dba N1 Home an Lawn LLC	(#)	1300 Ridenour Blvd, Kennesaw, GA 30152	Administrative and Support Services	Term Loan	Prime plus 6.5%	2/3/2030	11.9	11.9	11.4	—%
A1 Radon Services, LLC	(#)	9980 Dell Rd, Eden Prairie, MN 55347	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	1/31/2030	84.1	84.1	69.8	0.02%
Thisaflycloset, LC	(#)	12408 Kingsview St, Bowie, MD 20721	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 6.5%	1/30/2030	11.8	11.8	11.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Adorable Home Heath Care LLC	(#)	6110 W Capitol Drive, Milwaukee, WI 53216	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/30/2030	39.4	39.4	32.7	0.01%
3 Fat Labs Inc. and Energy Conservation Solution Inc.	(#)	2001 S County Rd 400 W, Greencastle, IN 46135	Rental and Leasing Services	Term Loan	Prime plus 2.75%	1/30/2045	277.0	277.0	286.9	0.08%
AA WST LLC	(#)	321 White Dogwood Lane, Ocoee, FL 34761	Nonstore Retailers	Term Loan	Prime plus 2.75%	1/30/2030	20.8	20.8	19.1	0.01%
Daftarnow Inc dba Venture X Parsippany	(#)	8 Campus Drive. Ste 105, Parsippany, NJ 7054	Real Estate	Term Loan	Prime plus 2.75%	7/30/2030	181.8	181.8	151.5	0.04%
Spinnaker PSL Inc., Spinnaker Subs- N-Shine& Spinnaker Vero Inc	(#)	6967 Hancock Drive, Port St Lucie, FL 34952	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	1/30/2045	312.2	312.2	317.2	0.09%
Codame Enterprises LLC dba Firehouse Subs	(#)	1547 Main St, Dunedin, FL 34698	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2030	99.1	99.1	82.3	0.02%
Havana Knights LLC	(#)	65 Lindsey Lane, Havana, FL 32333	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/27/2030	37.0	37.0	33.3	0.01%
Amina Financial Solutions LLC dba Expat Tax Solutions	(#)	1433 Chestnut St, Macon, GA 31201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/24/2030	19.7	19.7	16.3	—%
Affinity Integrated Solutions Inc.	(#)	115 Pomona Drive, Greensboro, NC 27402	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/23/2045	295.5	295.5	305.8	0.09%
Affinity Integrated Solutions Inc	(#)	115 Pomona Drive, Greensboro, NC 27407	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/23/2030	210.8	210.8	175.0	0.05%
Align Sports Management, LLC	(#)	15822 Caminito Cantaras, Del Mar, CA 92014	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	1/22/2030	21.1	21.1	17.6	0.01%
Emmalina LLC	(#)	3602 Rock Bay Drive, Louisville, KY 40245	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/21/2030	6.2	6.2	5.8	—%
Motorsport Imagery, Inc	(#)	16362 Cherokee Rd, Brooksville, FL 34601	Apparel Manufacturing	Term Loan	Prime plus 2.75%	1/17/2030	21.1	21.1	18.8	0.01%
Lyon Cubs LLC dba Dayton Valley Learning Center	(#)	357 Dayton Valley Rd, Dayton, NV 89403	Social Assistance	Term Loan	Prime plus 2.75%	1/16/2045	165.3	165.3	171.6	0.05%
VetMed LLC	(#)	908 4th Ave, Decatur, AL 35601	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/10/2030	82.0	82.0	68.1	0.02%
Jordi X Kellogg, M.D.,P.C	(#)	9200 SE 91st Ave STE 340, Happy Valley, OR 97086	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/10/2030	58.6	58.6	48.6	0.01%
Luster Custom Homes LLC	(#)	18801 North Thompson Peak Parkway, Ste 240, Scottsdale, AZ 85255	Construction of Buildings	Term Loan	Prime plus 2.75%	1/10/2030	43.3	43.3	36.0	0.01%
CV Flores LLC dba A All Animal Control	(#)	2140 E Southlake Blvd L-503, Southlake, TX 76092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/9/2030	5.2	5.2	4.5	—%
Global Information Technology, Inc	(#)	1 Cragwood Rd, Ste 101, South Plainfield, NJ 7080	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/31/2029	528.3	528.3	438.6	0.13%
Nick's Country Kitchen, LLC	(#)	3 Flanders Rd, Bethlehem, CT 6751	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2044	282.8	282.8	298.0	0.09%
Bearwaters Brewing Company	(#)	101 Park St, Canton, NC 28716	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2044	253.3	253.3	273.0	0.08%
Pecos Entertainment LLC dba State Theater	(#)	421 South Oak St, Pecos, TX 79772	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/31/2029	123.6	123.6	128.4	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Kwik Stop dba Dilpreet Hundai	(#)	1001 Sacramento Ave, West Sacramento, CA 95605	Gasoline Stations	Term Loan	Prime plus 2.75%	12/30/2044	238.0	238.0	245.0	0.07%
Jauchem & Meeh Inc.dba Gregory Meeh Design;Jermy Chernick Design	(#)	524 Sackett St, Brooklyn, NY 11217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/30/2029	256.0	256.0	239.7	0.07%
VIP Construction Group Inc.	(#)	3332 W Mulberry Drive, Mequon, WI 53092	Construction of Buildings	Term Loan	Prime plus 2.75%	12/30/2029	58.2	58.2	60.4	0.02%
Kiddie Garden Child Development Center, LLC	(#)	2809 W. Atkinson Ave, Milwaukee, WI 53209	Social Assistance	Term Loan	Prime plus 2.75%	12/30/2044	42.3	42.3	45.6	0.01%
Spinnaker Vero Inc.	(#)	983 12th St, Vero Beach, FL 32960	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/30/2044	775.8	775.8	779.8	0.23%
Larry J. Frick dba L & S Trucking	(#)	157571 E Wausau Ave, Wausau, WI 54403	Truck Transportation	Term Loan	Prime plus 2.75%	12/30/2029	46.1	46.1	41.4	0.01%
Home Decor Liquidators, LLC dba Home Decor Outlets;Home Decor Mattress	(#)	8780 Pershall Rd, Hazelwood, MO 63042	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2029	930.6	930.6	804.1	0.24%
Vance Ewing LLC	(#)	22940 Harlan Ln, St. Robert, MO 65584	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/30/2029	104.7	104.7	108.8	0.03%

Mankamana Holdings, LLc dba Perfect Brow Art, Mankamana Holdings, LLC	(#)	7302 Kirby Ave, Lubbock, TX 79424	Gasoline Stations	Term Loan	Prime plus 2.75%	12/27/2029	128.0	128.0	119.5	0.04%
Irony LLC dba Mulberry’s Garment Care	(#)	2579 Fairview Ave North, Roseville, MN 55113	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/27/2029	977.4	977.4	817.3	0.24%
QXC Communications, Inc	(#)	4541 N Dixie Hwy, Boca Raton, FL 33431	Telecommunications	Term Loan	Prime plus 2.75%	12/27/2029	488.8	488.8	405.0	0.12%
Tatoo Tony's Under My Skin LLC	(#)	73 Memorial Parkway, Atlantic Highlands, NJ 7716	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/27/2044	98.4	98.4	109.8	0.03%
Pro-Tek Pest Control, Inc, Pro-Tek Nurseries, LLC, Pro-Tek Irrigation	(#)	8712 60th Terrace South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	173.4	173.4	151.7	0.04%
313 Air Duck LLC dba Jouny Cleaning Services, M & J Restoration Emerge	(#)	25150 W Warren Ave., Dearborn Heights, MI 48127	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	150.8	150.8	135.0	0.04%
313 Air Duct LLC Dba Jouny Cleaning Services, M & J Restoration Emerge	(#)	25150 W Warren Ave., Dearborn Heights, MI 48127	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	245.9	245.9	261.0	0.08%
American Landscaping Company	(#)	6151 S St, Anchorage, AK 99518	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	300.4	300.4	290.5	0.09%
American Landscaping Company and Ground Effects Landscaping, LLC	(#)	6151 A St, Anchorage, AK 99518	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	636.1	636.1	695.3	0.20%
Watearth Inc	(#)	3371 Glendale Blvd Ste 208, Los Angeles, CA 90039	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2029	43.5	43.5	36.1	0.01%
Protek Pest Control, Inc. Pro-tek Nurseries LLC, Pro-Tek Irrigation	(#)	8712 60TH TER South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	140.2	140.2	153.4	0.05%
A Family Member Homecare Group Inc, A Family Member Homecare Holdings	(#)	11788 Sample Rd, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2044	117.0	117.0	120.9	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

K&S Hardware LLC dba Gopher Ace	(#)	1865 Wayzata Blvd, Long Lake, MN 55356	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2029	58.2	58.2	55.9	0.02%
Icebox Cafe L.C. and Icebox Pantry, LLC	(#)	219 NE 3rd St, Hallendale Beach, FL 33009	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/26/2030	418.5	418.5	366.2	0.11%
Bhatti LLC 2, Bhatti LLC	(#)	1451 Coral Ridge Ave, Coralville, IA 52241	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/26/2029	105.1	105.1	89.7	0.03%
Ink! Coffee Company	(#)	2851 Larimer St, Denver, CO 80205	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2029	483.1	483.1	400.3	0.12%
Synergistic-Designs, LLC	(#)	493 Wilson Mill Rd, New Wilmington, PA 16142	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/24/2029	7.0	7.0	5.8	—%
Richwood Enterprises, LLC, Richwood Transport LLC, Richwood Transport	(#)	2564 Branch St, Middleton, WI 53562	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/24/2029	328.4	328.4	295.8	0.09%
Aitheras Aviation Group, LLC and International Aviation Sales, Ltd.	(#)	2301 N Marginal Rd, Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus 2.75%	12/23/2029	491.1	491.1	427.4	0.13%
Food Civilization Services LLC and 1701 W 15th St LLC	(#)	512 E 11th St, Houston, TX 77008	Real Estate	Term Loan	Prime plus 2.75%	12/23/2044	147.8	147.8	163.7	0.05%
512 E 11th Street LLC and Big Brand Management Ltd. Co.	(#)	512 E 11th St, Houston, TX 77008	Real Estate	Term Loan	Prime plus 2.75%	12/23/2044	328.8	328.8	356.5	0.11%
The Lamkin Group LLC and National Championship Enterprises LLC	(#)	901 Lily Creek Rd, Ste 102, Louisville, KY 40243	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/23/2029	622.3	622.3	516.5	0.15%
Shaddai Aesthetics Inc	(#)	706 W. 34th St, Austin, TX 78705	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2029	17.6	17.6	14.6	—%
Romain Tower Inc.	(#)	215 S Persimmon St, Tomball, TX 77375	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2044	888.1	888.1	887.2	0.26%
Chris Farley DVM PA. dba Farley Veterinary Clinic	(#)	6487 Taft St, Hollywood, FL 33024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2029	12.6	12.6	13.0	—%
Freedom Enterprises, Inc	(#)	2431 14th Ave SE, Watertown, SD 57201	Truck Transportation	Term Loan	Prime plus 2.75%	12/20/2029	302.7	302.7	261.9	0.08%
La Tradicion Cubana Inc	(#)	9357 S.W. 40th St, Miami, FL 33165	Miscellaneous Store Retailers	Term Loan	Prime plus 6.5%	12/20/2029	11.8	11.8	11.2	—%
Freedom Enterprises, Inc	(#)	2431 14th Ave SE, Watertown, SD 57201	Truck Transportation	Term Loan	Prime plus 2.75%	12/20/2044	204.7	204.7	220.0	0.06%
Macon Arts Center LLC	(#)	4570 Pio Nono Ave, Macon, GA 31206	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/20/2044	617.8	617.8	668.6	0.20%
ACC International LLC	(#)	200 N Furnace St, Birdsboro, PA 19508	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2044	317.2	317.2	321.2	0.09%
MBK IT Services Inc.	(#)	626 Trailwood Ct., Garland, TX 75043	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/19/2029	20.1	20.1	20.9	0.01%
Kuros, LLC	(#)	21221 Baron Lake Drive, Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus 2.75%	11/19/2045	82.3	82.3	92.1	0.03%
Kuros, LLC	(#)	21221 Baron Lake Drive, Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus 2.75%	12/19/2044	391.0	391.0	436.1	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

United Capital Group LLC	(#)	23022 La Cadena Dr, Laguna Hills, CA 92653	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/19/2029	299.7	299.7	263.0	0.08%
GDIM Enterprises Inc dba AAMCO	(#)	1657 Whiskey Rd., Aiken, SC 29803	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/19/2029	18.5	18.5	16.9	—%
Nebulos, LLC	(#)	5428 Twilight Way, Parker, CO 80134	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2029	58.2	58.2	54.0	0.02%
RWBB LLC	(#)	4120 7th Ave, Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2029	15.6	15.6	14.0	—%
New Casa Technologies, LLC	(#)	7928 S 70th Lane, Laveen, AZ 85339	Truck Transportation	Term Loan	Prime plus 2.75%	12/19/2029	7.6	7.6	6.4	—%
Premier Gaming Solutions Inc	(#)	17 South Grand Ave, Pasadena, CA 91105	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2029	10.5	10.5	10.9	—%
Skyfall LLC dba EZ Self Storage	(#)	2705 US Hwy 45 North, Henderson, TN 38340	Real Estate	Term Loan	Prime plus 2.75%	12/18/2044	143.9	143.9	160.5	0.05%
The Burlington Academy of Learning LLC	(#)	10 Covey Rd, Burlington, CT 6013	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2029	47.5	47.5	49.3	0.01%
Sago Technologies Inc. dba Jak Ecig	(#)	785 Woodfern Drive, Hampshire, IL 60140	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2029	218.8	218.8	226.9	0.07%
HADD Corp	(#)	364 Rugby Rd, Cedarhurst, NY 11516	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/17/2029	11.8	11.8	11.2	—%
Signco America LP & Sparkle corporation Inc.	(#)	7938 Wright Rd, Houston, TX 77041	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/16/2044	1,229.6	1,229.6	1,371.6	0.40%
J and K Project Management Consultants LLC	(#)	350 Mc Donnell St, Lewisville, TX 75057	Construction of Buildings	Term Loan	Prime plus 2.75%	12/16/2044	308.2	308.2	342.1	0.10%
J and K Project Management Consultants dba A. C. T. Construction	(#)	350 Mc Donnell St, Lewisville, TX 75057	Construction of Buildings	Term Loan	Prime plus 2.75%	12/16/2029	193.4	193.4	199.8	0.06%
Farain Saremi dba USA Produce	(#)	461 G St, Los Banos, CA 93635	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/16/2044	467.2	467.2	495.0	0.15%
Dr Steven J Seidel	(#)	42 Campeau Place, Bergenfield, NJ 7621	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2029	75.6	75.6	62.8	0.02%
The Crane Guys, LLC	(#)	14480 Alondra Blvd, La Mirada, CA 90638	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2029	1,174.9	1,174.9	1,060.9	0.31%
Math Enrichment, LLC	(#)	1009 E Capitol Expressway, San Jose, CA 95121	Educational Services	Term Loan	Prime plus 2.75%	12/13/2029	187.5	187.5	155.4	0.05%
Jen Macias LLC dba Duende	(#)	2301 NW Thurman St, Portland, OR 97210	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2029	7.5	7.5	6.2	—%
Nulane Entertainment LLC	(#)	4100 W. Alameda Ave # 300, Burbank, CA 91505	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2029	7.0	7.0	5.8	—%
Essex Indoor Golf Center LLC	(#)	23 Saybrook Rd, Essex, CT 6426	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/13/2029	73.3	73.3	65.9	0.02%
The Floor Covering Warehouse, Inc	(#)	112 Orchard St, Stamford, CT 6902	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/13/2044	236.1	236.1	263.3	0.08%
WURA LLC dba Dickey's Barbecue Pit	(#)	4325 E. University Drive, Ste 40, Prosper, TX 75078	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2029	85.7	85.7	73.6	0.02%
Belle Properties Northwest, Inc.	(#)	223 Ave B, Snohomish, WA 98290	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/12/2044	129.1	129.1	138.6	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Abylex, Inc and Worpex LLC	(#)	7473 Reese Rd #2, Sacramento, CA 95828	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2044	93.8	93.8	85.7	0.03%
Joyner5, Inc.dba British Swim School	(#)	1000 Settlers Landing Court, Wake Forest, NC 27587	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/12/2029	20.9	20.9	17.4	0.01%
Stockton TRI Industries, LLC	(#)	2141 E Anderson St, Stockton, CA 95205	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/12/2044	1,089.6	1,089.6	1,159.9	0.34%
CCD Construction Services LLC dba Clearwater Outdoor Design, CCD	(#)	175 W Borgfeld Drive, San Antonio, TX 78260	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2044	110.7	110.7	117.0	0.03%
Professional Plumbing Services of Nela, LLC	(#)	99 Plum St, West Monroe, LA 71292	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2029	16.8	16.8	16.2	—%
Vaughn Chiropractic, PLLC dba Catalyst Chiropractic and Rehab	(#)	10904 Baltimore St NE, Blaine, MN 55449	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2029	38.6	38.6	32.1	0.01%
Chambers Funeral Home & Crematorium PA & Riverdale Park Crematory, LLC	(#)	5801 Cleveland Ave, Riverdale, MD 20737	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/11/2044	295.1	295.1	329.2	0.10%
Ciel Du Mel LLC dba Lala's Creamery	(#)	134 Petaluma Blvd North, Petalumaca, CA 94952	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/10/2029	15.4	15.4	13.4	—%
Helping Hands Group Daycare dba Dawn to Dusk Learning and Child Care	(#)	10 Tremont Rd, Tremont, PA 17981	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2044	38.4	38.4	41.0	0.01%
SLCP Transport, LLC dba Aamco	(#)	1407 Lomaland Drive, El Paso, TX 79935	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2029	58.2	58.2	54.0	0.02%
Elita 7, LLC and Behavioral Nutrition Inc.	(#)	16 Marble St, Worchester, MA 1603	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/9/2029	285.1	285.1	269.5	0.08%
DB Talak LLC	(#)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/6/2044	151.5	151.5	169.0	0.05%
Scott's Hardware, Inc., dba Medford Inc	(#)	200 Tuckerton Rd, Medford, NJ 8055	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 6.5%	12/6/2029	11.8	11.8	11.2	—%
Bay Area Metal Fabricarion LLC	(#)	510 -512 Stone Rd, Benicia, CA 94510	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/6/2029	127.3	127.3	113.7	0.03%
The Stout Group LLC	(#)	10850 NW 138th St, Hialeah Gardens, FL 33018	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/6/2029	223.4	223.4	198.4	0.06%
Glen Lamb dba Lambs Tree And Plant Health Care	(#)	413 Pond Meadow Rd, Westbrook, CT 6498	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/6/2029	17.5	17.5	15.7	—%
Ohanyan LLC dba Nestle Toll House Caf'e By Chip	(#)	14006 Riverside Drive, Store No. 9270, Sherman Oaks, CA 91423	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/6/2029	39.5	39.5	35.2	0.01%
Mazhar Family, Inc dba Edible Arrangements	(#)	601 Portion Rd, Store #17, Lake Ronkonkoma, NY 11779	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/6/2029	62.8	62.8	52.7	0.02%
Wolf Pack, LLC	(#)	939 South 25th East, Ste. 115, Ammon, ID 83406	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	3/6/2030	211.8	211.8	185.8	0.05%
Eagle Eye Truck Lines LLC and Eagle Eye Logistics LLC	(#)	560 56th St SW, Grand Rapids, MI 49548	Truck Transportation	Term Loan	Prime plus 2.75%	12/6/2029	1,025.4	1,025.4	866.4	0.26%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Natalie Enterprise Inc	(#)	2500 Grand Ave, Billings, MT 59102	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/6/2029	18.9	18.9	19.6	0.01%
Used Tire Express 1, Corp	(#)	437 N. Battlefield, Chesapeake, VA 23320	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/5/2029	80.3	80.3	69.9	0.02%
Standard Capital Corp	(#)	2349 Wessington Drive, Virginia Beach, VA 23456	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	12/5/2029	11.8	11.8	11.3	—%
Clearwater Engineering Inc	(#)	301 N River St, Derby, KS 67037	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/5/2029	549.3	549.3	490.3	0.14%
Hook Line and Schooner Vinings LLC	(#)	400 West Village Way #3009, Smyrna, GA 30008	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/4/2029	20.9	20.9	18.9	0.01%
Soto Injury Law Firm, PA and My Attorney Inc	(#)	2050 Capital Circle NE Ste B, Tallahassee, FL 32308	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/3/2029	58.2	58.2	48.3	0.01%
Mega Sales Detergent Distributor, LLC	(#,^)	1 Ackerman Ave, Clifton, NJ 7011	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/29/2029	46.2	46.2	38.3	0.01%
Loading Arms Plus Inc	(#)	5401 Mitchelldale St, Ste B4, Houston, TX 77092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2029	73.3	73.3	62.0	0.02%
Behind the Scenes Chicago, LLC dba Paramount Events	(#)	1750 W Lake St, Chicago, IL 60612	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2029	431.5	431.5	379.2	0.11%
American Bio Source, LLC dba Dieselgreen Fuels	(#)	2522 N Hwy 287, Decatur, TX 76234	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	11/27/2029	53.7	53.7	55.7	0.02%
Codorado, Inc. dba Dentalmart	(#,^)	10 Glorieta Rd, Sante Fe, NM 87508	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/27/2029	9.7	9.7	8.1	—%
Alice's Tea Cup, ATC !! LLC and ATC 111, LLC	(#)	102 W 73rd St, New York, NY 10023	Food Manufacturing	Term Loan	Prime plus 2.75%	11/27/2029	255.9	255.9	216.0	0.06%
Haversack Holdings LLC	(#)	7930 W Kenton Circle, Ste 260, Huntersville, NC 28078	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2029	115.6	115.6	95.8	0.03%
Roots'n Shoots, LLC	(#)	86 Boston Rd, Chelmsford, MA 1824	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/27/2029	9.9	9.9	8.2	—%
Kanti Group Inc, Marina 84 Sport Bar & Grill LLC and Pub 52 Sports	(#)	2440 Wesr State Rd 84, Fort Lauderdale, FL 33312	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2029	142.6	142.6	120.2	0.04%
Ultra Flow Dispense, LLC	(#)	820 Prospect Hill Rd, Windsor, CT 6095	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/26/2029	96.8	96.8	81.0	0.02%
Ford Custom Renovation LLC	(#,^)	405 Broadway St, Muncy, PA 17756	Construction of Buildings	Term Loan	Prime plus 2.75%	11/26/2029	7.6	7.6	6.4	—%
Fullmer's Landscaping, Inc.	(#)	9547 W Third St, Dayton, OH 45417	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/26/2029	177.7	177.7	154.8	0.05%
B.S Carrier LLC and United Truck & Trailer Repair LLC	(#)	3716 Garman Rd, Salem, VA 24153	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2029	218.5	218.5	210.6	0.06%
Hurricane Group, Inc.dba Crate Club Group	(#)	101 San Patricio Ave, Ste 860, Guaynabo, PR 968	Other Information Services	Term Loan	Prime plus 2.75%	11/25/2029	46.6	46.6	38.6	0.01%
S&C Cookies, Inc	(#,^)	1969 Jericho Turnpike, East Northport, NY 11731	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/22/2029	52.2	52.2	43.4	0.01%
A&N Design Studios Inc dba Door3 Business Application	(#)	22 Cortlandt St, New York, NY 10007	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2029	113.3	113.3	100.2	0.03%
Best Choice Meats, Inc,	(#,^)	12646 S Springfield Ave, Alsip, IL 60803	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/22/2044	1,321.1	1,321.1	1,412.3	0.42%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

ZUMI LLC dba Allstate Insurance	(#,^)	1537 W 79th St, Chicago, IL 60620	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/22/2029	11.1	11.1	11.4	—%
Cum Laude Enterprises, LLC	(#)	15218 Penn Hills Lane, Houston, TX 77062	Nonstore Retailers	Term Loan	Prime plus 2.75%	11/22/2029	17.8	17.8	16.5	—%
Peanut Butter & Co Inc	(#,^)	119 West 57th St, Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/22/2029	173.4	173.4	143.7	0.04%
Place Vendome Holding Co. Inc.dba R&F Marketing	(#)	308 Glenwood Rd, Swainsboro, GA 30401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/22/2044	427.7	427.7	409.7	0.12%
Place Vendome Holding Co Inc.dba R&F Marketing	(#)	610 East Main St, Swainsboro, GA 30401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/22/2029	218.8	218.8	202.7	0.06%
Weeping Willow Kennel Inc	(#,^)	6041 Hammond School Rd, Salisbury, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2029	4.2	4.2	4.3	—%
Coral Springs Family Wellness LLC	(#)	2902 North University Drive, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2030	118.3	118.3	99.1	0.03%
Semplice Cafe LLC	(#,^)	209 N Main St, Breckenridge, CO 80424	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2029	16.6	16.6	14.2	—%
Cobb Roofing LLC	(#,^)	8101 NW 10th St, Oklahoma City, OK 73127	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2029	50.7	50.7	42.0	0.01%
Pen's Electric Company	(#)	504 Fairfax Ave, Nashville, TN 37212	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	11/21/2029	11.9	11.9	11.3	—%
The Rollin' Trapp LLC	(#,^)	1731 Prevatt Rd, Dothan, AL 36301	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2029	7.4	7.4	6.7	—%
AMH Construction, Inc.	(#,^)	30 South Ivey Lane, Orlando, FL 32811	Construction of Buildings	Term Loan	Prime plus 2.75%	11/20/2044	270.2	270.2	290.5	0.09%
AMH Construction, Inc.	(#,^)	30 South Ivey Lane, Orlando, FL 32811	Construction of Buildings	Term Loan	Prime plus 2.75%	11/20/2029	69.4	69.4	67.1	0.02%
Cable Management LLC	(#,^)	290 Pratt St, Meriden, CT 6450	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/20/2029	127.2	127.2	112.7	0.03%
AD Learning Group, LLC dba The Learning Experience & AD Learning NH	(#,^)	181 Shunpike Rd, Cromwell, CT 6416	Social Assistance	Term Loan	Prime plus 2.75%	11/18/2029	128.2	128.2	106.3	0.03%
Ryan & Selena LLC dba Head of the Class Learning Center	(#,^)	1836 Kathleen Rd, Lakeland, FL 33805	Social Assistance	Term Loan	Prime plus 2.75%	11/18/2044	439.8	439.8	462.5	0.14%
Lindsley Excavating LLC	(#,^)	92 Town Line Rd, Fulton, NY 13069	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/15/2029	178.3	178.3	168.2	0.05%
MToxins Venom Lab LLC	(#,^)	717 Oregon St, Oshkosh, WI 54902	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/15/2044	99.9	99.9	102.4	0.03%
Champions Of Diversity Media Inc dba Champions of Diversity: Politics	(#,^)	5100 Transamerica Drive, Columbus, OH 43228	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/15/2044	71.3	71.3	77.2	0.02%
SSH Princeton LLC dba Stumpy's Hatchet House of Princeton	(#)	745 Alexander Rd, Ste 1-3, Princeton, NJ 8540	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/15/2030	87.6	87.6	72.7	0.02%
Winning Sales Plan Inc	(#,^)	17811 Fairhaven Gateway, Cypress, TX 77433	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/14/2029	46.2	46.2	48.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Ninth Avenue, LLC	(#)	Empire Mall, 5000 W Empire Place, Room 916, Sioux Falls, SD 57106	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/14/2030	59.5	59.5	51.1	0.02%
Sean McNamara	(#)	5639 Wood Lane, Allentown, PA 18106	Nonstore Retailers	Term Loan	Prime plus 6.5%	11/14/2029	11.7	11.7	11.1	—%
Rockin Robin Music Lessons LLC	(#,^)	9029 Hwy 6, Ste 160, Missouri City, TX 77459	Educational Services	Term Loan	Prime plus 2.75%	11/14/2029	8.6	8.6	7.2	—%
The Pinnacle Development Group Inc dba The Goddard School	(#)	105 Springside Drive, Akron, OH 44333	Social Assistance	Term Loan	Prime plus 6.5%	11/14/2029	11.7	11.7	11.1	—%
HH Wireless Connect LLC	(#,^)	48267 Deer Trail Drive, Canton, MI 48187	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	11/12/2029	7.6	7.6	6.3	—%
NJ Floats, Inc	(#)	327 Route 202/206, Bedminster Township, NJ 7921	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	2/12/2046	145.7	145.7	163.3	0.05%
SSD Designs LLC	(#,^)	486 Vance St, Forest City, NC 28043	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	1/12/2030	328.8	328.8	299.7	0.09%
Adrienne's Gourmet Foods, Imagine Baking, Inc	(#,^)	1034 Hancock St, Sandusky, OH 44870	Food Manufacturing	Term Loan	Prime plus 2.75%	11/12/2029	489.6	489.6	475.4	0.14%
James Richard Farkas Jr. dba Lil Black Bear Inn	(#,^)	8072 State Rd 46 East, Nashville, TN 47448	Accommodation	Term Loan	Prime plus 2.75%	11/12/2044	107.3	107.3	111.1	0.03%
Ameen Enterprises, LLC dba Bargain Town	(#,^)	1111 E Washington St, Stephenville, TX 76401	Gasoline Stations	Term Loan	Prime plus 2.75%	11/12/2029	115.6	115.6	117.1	0.03%
Steven French dba French Woodworking	(#,^)	1101 Horizon Drive Ste 101, Fairfield, CA 94533	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/12/2044	61.4	61.4	68.5	0.02%
Adrienne's Gourmet Foods, Imagine Baking Inc	(#,^)	1034 Hancock St, Sandusky, OH 44870	Food Manufacturing	Term Loan	Prime plus 2.75%	11/12/2044	399.1	399.1	445.2	0.13%
Potomac Nail Spa Corporation	(#,^)	14901 Potomac Town Place,, Woodbridge, VA 22191	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/12/2029	49.2	49.2	41.1	0.01%
Two Roses Salon 1, Inc.dba National Fluid Power Institute and NFPI	(#,^)	908 S Jefferson St, Amarillo, TX 79101	Educational Services	Term Loan	Prime plus 2.75%	11/12/2029	365.3	365.3	330.9	0.10%
Airbar Inc	(#,^)	5 N Station Plaza, Great Neck, NY 11021	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/8/2029	20.4	20.4	16.9	—%
Integrated Vascular Services LLC	(#,^)	1452 Franklin Ave, Salem, OR 44460	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/8/2029	74.0	74.0	61.8	0.02%
East River Plumbing, LLC	(#,^)	997 E Loop, Priest River, ID 83856	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/8/2044	49.1	49.1	52.7	0.02%
Link Recreational, Inc	(#,^)	304 Business Hwy 53, Minong, WI 54859	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/7/2044	386.8	386.8	419.2	0.12%
Link Recreational, Inc	(#,^)	304 Business Hwy 53, Minong, WI 54859	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/7/2029	792.0	792.0	668.5	0.20%
WE MAKE DIFFERENCES, LLC	(#,^)	1380 Main St, Waltham, MA 2451	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/7/2029	5.9	5.9	5.8	—%
Lake Pontchartrain Properties, LLC	(#,^)	6001-6201 France Rd, New Orleans, LA 70126	Accommodation	Term Loan	Prime plus 2.75%	11/7/2044	1,133.7	1,133.7	1,264.6	0.37%
21 Air, LLC, 21 Cargo Inc, JW Aviation LLC, Freighter 27044 LLC	(#,^)	3650 NW 82 Ave, Doral, FL 33166	Air Transportation	Term Loan	Prime plus 2.75%	11/6/2029	961.7	961.7	797.0	0.23%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sunburst Trout Farm, LLC	(#,^)	314 Industrial Park Drive, Waynesville, NC 28786	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	10/31/2044	228.3	228.3	251.2	0.07%
C&P Trading and Sales Inc	(#,^)	950 Peninsula Corporate Circle Ste 3016, Boca Raton, FL 33487	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/31/2029	230.0	230.0	190.8	0.06%
11900 Marshfield Station Inc	(#,^)	11900 S Marshfield Ave, Calumet Park, IL 60827	Gasoline Stations	Term Loan	Prime plus 2.75%	10/31/2044	1,229.9	1,229.9	1,332.6	0.39%
Guru Kirpa, Inc	(#,^)	3006 New Castle Ave, New Castle, DE 19720	Gasoline Stations	Term Loan	Prime plus 2.75%	10/31/2044	191.8	191.8	198.0	0.06%
Jessie's Radiator and Automotive	(#,^)	1777 N Ventura Ave, Ventura, CA 93001	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2029	14.9	14.9	13.8	—%
Fave Realty, Inc.	(#,^)	217-84 Hempstead Ave, Jamaica, NY 11429	Real Estate	Term Loan	Prime plus 2.75%	10/31/2044	114.8	114.8	128.1	0.04%
Kerzner Contracting Corp	(#,^)	1620 Ocean Ave, Bohemia, NY 11716	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2029	103.4	103.4	85.8	0.03%
ABC Sandblasting, LLC	(#,^)	14029 56th St NW, Williston, ND 58801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2029	226.8	226.8	194.1	0.06%
Dub Industries LLC	(#,^)	4112 Veiled Falls Drive, Pflugerville, TX 78660	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/31/2029	65.2	65.2	61.1	0.02%
The Committed Pig LLC	(#,^)	28 West Park Place, Morristown, NJ 7090	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2029	261.7	261.7	271.5	0.08%
L& F Gullo Service Corp	(#,^)	520 Main St, Westbury, NY 11590	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/31/2029	160.8	160.8	133.3	0.04%
D & H Construction Services, Inc.	(#,^)	711 Hospital St, Richmond, VA 23219	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2029	128.7	128.7	112.4	0.03%
Automotive Solutions, LLC	(#,^)	1910 W. Dupont Rd, Fort Wayne, IN 46818	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2044	292.7	292.7	312.5	0.09%
Sunburst Trout Farm, LLC	(#,^)	314 Industrial Park Dr, Waynesville, NC 28786	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	10/31/2029	62.0	62.0	64.4	0.02%
Automotive Standard, LLC	(#,^)	4028 Coldwater Rd, Fort Wayne, IN 46805	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2044	135.3	135.3	145.7	0.04%
MJ Group, Inc	(#,^)	26691 Loma Verde, Mission Viejo, CA 92691	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2029	19.6	19.6	16.4	—%
Maine Service Corp	(#,^)	59-24 55th St, Maspeth, NY 11378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/31/2029	114.9	114.9	119.2	0.04%
Mariscos El Oceano, Inc.	(#,^)	5960 S Archer Ave, Chicago, IL 60638	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2044	123.3	123.3	134.8	0.04%
BGB Leasing Inc and BGB Leasing Co.	(#,^)	50 Industrial Park Rd, Princeton, KY 42445	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2029	1,066.1	1,066.1	964.2	0.28%
Paul Wintner dba P & R Props	(#,^)	23901 Calabasas Rd, Calabasas, CA 91302	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/30/2029	51.7	51.7	42.9	0.01%
Blue Agave & Brothers, LLC dba Blue Apachie Mexican Restaurant	(#,^)	905 Savoy Rd, Youngsville, LA 70592	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/30/2029	80.4	80.4	68.0	0.02%
Lightning Strike Distributing, LLC dba Jedidiah's Jerky & Gourmet Snack	(#,^)	9912 Arizona Dr, Mohave Valley, AZ 86440	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/30/2029	59.7	59.7	50.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

BGB Leasing Co.	(#,^)	50 Industrial Park Rd, Princeton, KY 42445	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2044	88.3	88.3	98.5	0.03%
Plastic Depot, Inc	(#,^)	363 East Alondra Blvd, Gardena, CA 90248	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/30/2029	145.4	145.4	120.7	0.04%
OWL Inc,	(#,^)	5300 S Orange Blossom Trail, Orlando, FL 32839	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	10/28/2029	198.2	198.2	164.3	0.05%
Corple Enterprises, Inc	(#,^)	17887 US-380, Ponder, TX 76259	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/28/2029	147.2	147.2	145.4	0.04%
Perisseia Physicians LLC	(#,^)	1644 Lebanon Rd, Lawrenceville, GA 30043	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/28/2044	392.5	392.5	402.5	0.12%
Proximo Consulting Services Inc	(#,^)	2500 Plaza 5, Jersey City, NJ 7311	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/28/2029	68.9	68.9	57.1	0.02%
Marnon Vending LLC dba Naturals 2 Go San Antonio	(#,^)	6713 Biscay Hbr, San Antonio, TX 78249	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/28/2029	7.3	7.3	6.7	—%
Landmark Ventures USA, Inc	(#,^)	475 Park Ave S, 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	10/25/2029	96.5	96.5	80.0	0.02%
iLoka Inc. dba NewCloud Networks	(#,^)	160 Inverness Drive W, Ste 150, Englewood, CO 80112	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	10/25/2029	91.9	91.9	95.3	0.03%
Four Ace Electrical Services Corporation	(#,^)	3723 Far Niente Way, Sacramento, CA 95834	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/25/2029	11.0	11.0	9.3	—%
Diamond Solutions LLC	(#,^)	8321 E Gelding Drive, Scottsdale, AZ 85260	Machinery Manufacturing	Term Loan	Prime plus 2.75%	10/25/2029	11.7	11.7	9.7	—%
Jbang LLC, WM Bang LLC, Bang Investments LLC	(#)	125 Westchester Ave, White Plains, NY 10601	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2029	69.6	69.6	68.8	0.02%
IV Purpose Inc	(#)	1489 Fulton St, Brooklyn, NY 11216	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/25/2029	35.4	35.4	31.0	0.01%
Sultan's Palace L.L.C.	(#,^)	8125 West Sahara Ave, Ste 300, Las Vegas, NV 89117	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2029	19.6	19.6	17.2	0.01%
Fimac Inc dba American Educational Services	(#,^)	26300 La Alameda, Ste 200, Mission Viejo, CA 92691	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/23/2029	20.7	20.7	17.4	0.01%
James Clark and Company, Inc.	(#)	8885 Haven Ave, Ste 120, Rancho Cucamonga, CA 91730	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	10/22/2029	11.6	11.6	11.1	—%
Pyle Garage Doors OKC, INC dba Precision Door Service OKC	(#,^)	8860 S Sunnylane Rd, Oklahoma City, OK 73135	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/22/2029	13.5	13.5	11.2	—%
Todd's Car Wash, LLC	(#,^)	5505 Johnston St, Lafayette, LA 70506	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2044	337.3	337.3	376.2	0.11%
Roughcut LLC	(#,^)	41540 National Rd, Belmont, OH 43718	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/17/2029	442.5	442.5	459.0	0.14%
UNIQUE PAVER INSTALLATIONS, INC.	(#,^)	4930 Mars Hill Rd, Bogart, GA 30622	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/17/2029	20.8	20.8	18.4	0.01%
Owens Family and Cosmetic Dentistry PLLC	(#,^)	403 E College St, Pulaski, TN 38478	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/17/2029	249.1	249.1	216.3	0.06%
Pine Mountain Residential LLC	(#)	10240 Cosmopolitan Circle, Parker, CO 80134	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	10/16/2029	11.6	11.6	11.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Powerlift Dumbwaiters, Inc	(#)	2444 Georgia Slide Rd, Georgetown, CA 95634	Machinery Manufacturing	Term Loan	Prime plus 6.5%	10/16/2029	11.3	11.3	10.8	—%
The Cow Harbor Beer Company LLC dba Sand City Brewing Co.	(#)	19 Scudder Ave, Northport, NY 11768	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/11/2031	292.7	292.7	257.3	0.08%
Glenda D Brewer dba Bargain Store	(#)	107 Tabernacle Church Rd, Candor, NC 27229	General Merchandise Stores	Term Loan	Prime plus 6.5%	10/11/2029	11.6	11.6	11.1	—%
S&D Beauty Spa Inc dba Elite Nails, dba Bella's Nails &dba Onyx Nail	(#,^)	5604 Slide Rd, Lubbock, TX 79414	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/11/2029	145.7	145.7	123.3	0.04%
Q2 Ventures, LLC	(#,^)	2805 W Arimo Rd, Arimo, ID 83214	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/8/2029	163.1	163.1	162.2	0.05%
Paketo LLC dba West Loop UPS Store	(#,^)	623 W Lake St, Chicago, IL 60661	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/4/2029	15.2	15.2	12.9	—%
Heart and Vascular Associates of Tampa, LLC	(#,^)	17 David Blvd, Tampa, FL 33606	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2044	759.1	759.1	765.9	0.23%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St, Gainsville, FL 32605	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2029	175.8	175.8	146.4	0.04%
DG Business Solutions, Inc	(#,^)	11008 Rene St, Lenexa, KS 66215	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/30/2029	209.9	209.9	175.9	0.05%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St, Gainesville, FL 32605	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2044	177.3	177.3	189.3	0.06%
Atlantic Pacific Hospitality Solutions Inc dba North Beach Bistro	(#,^)	725 Atlantic Blvd, Atlantic Beach, FL 32233	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	8.6	8.6	7.2	—%
SPIRE Manufacturing Solutions LLC	(#,^)	1440 Newport Rd, Colorado Springs, CO 80916	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2044	996.0	996.0	1,111.0	0.33%
Meldi Maa, Inc dba The River Complex	(#,^)	74 S Main St, Woonsocket, RI 2895	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2044	416.6	416.6	451.1	0.13%
Joseph P Fusco DDS PC	(#,^)	77 N Centre Ave, Rockville Centre, NY 11570	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2029	60.6	60.6	50.3	0.01%
In Power Motors, LLC, In-Power Motors II LLC, In-Power Motors III LLC	(#,^)	2301 W. Buckeye Rd, Phoenix, AZ 85009	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2044	612.4	612.4	630.9	0.19%
International Protection Group, LLC	(#,^)	481 8th Ave Ste 1130, New York, NY 10001	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/30/2029	75.3	75.3	73.1	0.02%
AV Strategy, Inc	(#,^)	9468 American Eagle Way Ste 100, Orlando, FL 32837	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/30/2029	242.6	242.6	219.8	0.06%
50 Taps, LLC dba Colorado Taproom & Grill	(#,^)	19539 Hess Rd Ste Ste #101, Parker, CO 80134	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	70.7	70.7	59.6	0.02%
Crown Waste Corp	(#,^)	1 Plainview Rd, Bethpage, NY 11714	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	9/30/2029	45.7	45.7	41.0	0.01%
Zima Dining Inc. dba Country Kitchen	(#,^)	1497 N Mt. Vernon Ave, Colton, CA 92324	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2029	57.5	57.5	59.6	0.02%
Hoagie Barmichaels Inc	(#,^)	1101 River Rd, New Windsor, NY 12553	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2044	110.7	110.7	110.3	0.03%
Universe Appliance Repairs Inc.	(#,^)	3790 Merrick Rd, Seaford, NY 11783	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	575.7	575.7	576.6	0.17%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Wagner & Sons Inc	(#,^)	22365 Alydar Drive, Lexington Park, MO 20653	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/27/2029	17.1	17.1	14.3	—%
Aztec Machine & Repair Inc, Cranrd & Material	(#,^)	1715 N 1st St, Bloomfield, NM 87413	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	698.1	698.1	713.8	0.21%
Double H Services, LLC, C&T Oil Field Services, LLC and Brian S. Holma	(#,^)	3721 North 162nd St, Garber, OK 73701	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2029	956.2	956.2	866.3	0.26%
Titan Laser Screed Concrete Services, LLC	(#,^)	8908 Wildlife Lane, Sanford, FL 32771	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2029	45.6	45.6	39.3	0.01%
Zmetra Clearspan Structures LLC	(#,^)	2 Old Worcester Rd, Webster, MA 1571	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/27/2044	428.7	428.7	478.2	0.14%
Universe Appliance Repairs Inc.	(#,^)	3790 Merrick Rd, Seaford, NY 11783	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2029	604.8	604.8	537.9	0.16%
Cherry and Candlewood Inc dba Aamco	(#,^)	3029 South St, Long beach, CA 90805	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	424.0	424.0	473.0	0.14%
Stiegelbauer Associates Inc.	(#,^)	63 Flushing Ave Unit 342, Brooklyn, NY 11205	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2029	182.8	182.8	152.0	0.04%
Santa Fe Flooring LLC	(#,^)	3711 Paseo Del Norte NE, Albuquerque, NM 87113	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/26/2029	462.5	462.5	402.3	0.12%
Adam's Construction & General Contracting LLC	(#,^)	7808 N Custer Rd, Freesoil, MI 49411	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2029	63.8	63.8	55.7	0.02%
Anderson's Outdoor Adventures, LLC	(#,^)	4060 SW County Rd 232, Bell, FL 32619	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2029	20.5	20.5	20.6	0.01%
Byler, Wolfe, Lutsch and Kampfer CPAs, Inc	(#,^)	360 East State St, Salem, OH 44460	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2044	52.4	52.4	51.4	0.02%
Quality Machine of Iowa, Inc	(#,^)	1040 4th Ave, Audubon, IA 50025	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/25/2029	61.7	61.7	63.9	0.02%
Luv 2 Play Nor Cal, LLC	(#,^)	82 Clarksville Rd, Folsom, CA 95682	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2029	105.0	105.0	89.3	0.03%
Flamingo Bowl, Inc	(#,^)	3301 N 23rd St, McAllen, TX 78501	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/24/2029	188.7	188.7	172.5	0.05%
Unified Utility Services LLC	(#,^)	206 Frankie Lane, Ladson, SC 29456	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/20/2044	154.8	154.8	172.5	0.05%
Standard Real Estate Services LLC	(#)	500 West Silver Spring Drive, Ste K 200,, Glendale, WI 53217	Real Estate	Term Loan	Prime plus 6.5%	9/19/2029	11.6	11.6	11.0	—%
Payne's Enviromental Service, LLC dba Bamaco	(#,^)	5617 Causeway Blvd, Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/18/2044	511.5	511.5	522.7	0.15%
Host Marketing, LLC	(#)	206 Bell Lane, Ste B, West Monroe, LA 71291	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/18/2029	11.6	11.6	11.0	—%
Vancole Investments, Inc. dba Smoothie King #913 &;Dream Development	(#,^)	876 Virginia Ave, Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2029	11.0	11.0	9.1	—%
Win Health Institute, LLC	(#,^)	711 E Valley Rd, Basalt, CO 81621	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/17/2029	6.8	6.8	6.0	—%
Natalie Hart LLC dba Lady of Luxury &dba Country Sugar Events	(#)	1702 Fawn Gate St, San Antonio, TX 78248	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/17/2029	52.8	52.8	49.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Game Station, Inc.	(#,^)	2917 1st Ave SE, Cedar Rapids, IA 52402	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/16/2029	18.5	18.5	16.9	—%
Bay Bowl Inc dba Shasta Lanes	(#,^)	11093 Black Marble Way, Redding, CA 96003	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2044	526.7	526.7	586.9	0.17%
The Steel Method LLC dba Sneeze It	(#,^)	250 Passaic Ave Ste 200, Fairfield, NJ 7004	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2029	154.0	154.0	128.1	0.04%
Oak Park Social LLC	(#)	14691 W 11 Mile Rd, Oak Park, MI 48237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/12/2045	133.5	133.5	137.4	0.04%
New Flow Plumbing and Rooter Inc.	(#,^)	6718 Katherin Ave, Van Nuys, CA 91405	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/12/2029	43.6	43.6	36.6	0.01%
ACSS CPA, LLC	(#,^)	1016 S Texas Blvd, Weslaco, TX 78599	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2044	39.2	39.2	41.1	0.01%
Prime Precision Machining, LLC	(#,^)	845 Mandoline Ave, Madison Heights, MI 48071	Real Estate	Term Loan	Prime plus 2.75%	9/11/2044	267.9	267.9	278.8	0.08%
Prime Precision Machining, LLC	(#,^)	845 Mandoline Ave, Madison Heights, MI 48071	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/11/2029	200.8	200.8	176.4	0.05%
Family Insight, P.C.	(#,^)	3433 Brambleton Ave, Ste 104A, Roanoke, VA 24018	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2029	226.6	226.6	226.5	0.07%
Miami Squeeze Inc dba Miami Squeeze, LLC	(#,^)	18315 W. Dixie Hwy, North Miami Beach, FL 33160	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/11/2029	105.4	105.4	94.2	0.03%
Covert Recordings LLC	(#,^)	31-65 138th St Apartment 3K, Flushing, NY 11354	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/11/2029	10.8	10.8	10.9	—%
Body on Cue Health and Fitness LLC	(#,^)	129 A Orpha Drive, Middlebury, IN 46840	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/6/2029	41.1	41.1	34.8	0.01%
Eco Electric LLC	(#,^)	5380 Cameron St, Las Vegas, NV 89118	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/5/2029	60.7	60.7	50.3	0.01%
Philly Games Inc.dba Queen & Rock Game Cafe	(#,^)	607-609 S 2nd St, Philadelphia, PA 19147	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/5/2029	57.0	57.0	47.5	0.01%
SVT Masonry Limited Liability Company	(#,^)	1208 Houghton Lane, Bennington, VT 5201	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/5/2029	63.5	63.5	62.5	0.02%
Thawk LLC	(#,^)	1110 Willow Glen Drive, Yuba City, CA 95991	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2029	7.5	7.5	6.2	—%
No Push Backs, LLC	(#)	2223 Dungan Ave, Bensalem, PA 19020	Personal and Laundry Services	Term Loan	Prime plus 6.5%	8/30/2029	11.2	11.2	10.6	—%
Dog House Sportfishing Charters Inc	(#)	83413 Overseas Hwy, Islamorada, FL 33036	Scenic and Sightseeing Transportation	Term Loan	Prime plus 6.5%	8/30/2029	11.5	11.5	10.9	—%
3C Consumer Network & Designs LLC	(#,^)	7676 Hillmont St, Ste 109, Houston, TX 77040	Real Estate	Term Loan	Prime plus 2.75%	8/29/2029	13.6	13.6	11.9	—%
Double Scoop Ice Cream, LLC	(#,^)	2970 Stonecrest Pass, Lithonia, GA 30038	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/29/2044	94.7	94.7	98.9	0.03%

Camror LTD dba Jersey Mike's	(#,^)	5946 Meijer Drive, Cincinnati, OH 45150	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2030	81.5	81.5	84.6	0.02%
The BMF Media Group LLC	(#,^)	50 West 23rd St, 7th floor, New York, NY 10010	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/29/2029	340.6	340.6	281.8	0.08%
Crown Heights Bunch O Bagels & More Inc & 361 Bagel Holding LLC	(#,^)	361 Troy Ave, Brooklyn, NY 11213	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2029	36.3	36.3	37.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Esquire Mini Mart LLC & Morgan Store Building LLC	(#,^)	12595 S Somerton Ave, Yuma, AZ 85365	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2029	46.5	46.5	44.2	0.01%
Groton Bowling Center and Entertainment Inc	(#,^)	27 Kings Hwy, Groton, CT 6340	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/29/2044	930.1	930.1	979.4	0.29%
HRS2, LLC	(#,^)	5410 Pipers Creek Court, Sugar Land, TX 77479	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/28/2029	209.9	209.9	203.5	0.06%
DB Talak LLC	(#,^)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/28/2029	80.1	80.1	82.9	0.02%
Khari E. J. Myers dba Khari Imagery & 190 Minerva LLC	(#,^)	190 Minerva St, Tonawanda, NY 14150	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2044	58.8	58.8	65.5	0.02%
Linsey Schwertdfeger,, Inc.	(#,^)	740 Dennery Rd, San Diego, CA 92154	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/28/2029	64.3	64.3	54.5	0.02%
Blue Eagle Transport Inc.,Golden Eagle Tran and Green Eagle Transport	(#,^)	377 Boston Post Rd, Milford, CT 6460	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/28/2029	416.9	416.9	365.3	0.11%
The Hometown Welcome Program, Inc & Fredric Anthony Gushwa	(#,^)	107 S Nottawa St, Sturgis, MI 49091	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/27/2029	88.4	88.4	80.1	0.02%
Maryland Urgent Care, Inc.	(#,^)	9831 Greenbelt Rd Ste 208 (Unit H-2), Lanham, MD 20706	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/27/2044	45.1	45.1	48.3	0.01%
ADA Internacional Inc	(#,^)	10891 La Reina Rd, Ste 100, Delray Beach, FL 33446	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/26/2029	20.4	20.4	16.9	—%
Crystal S. Prado dba Crystal Clear Accounting	(#)	34099 Tuscan Creek Way, Temecula, CA 92592	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/26/2029	2.9	2.9	2.8	—%
The Pet Stop, LLC	(#,^)	106 South Washington St, Pleasantville, IA 50225	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/23/2029	6.8	6.8	5.8	—%
Elite Motors LLC	(#,^)	1046-1050 Orange Ave, West Haven, CT 6516	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/23/2029	79.4	79.4	82.2	0.02%
PJT Logistics, Inc.	(#,^)	2-4 Commerce Way, Auburn, NY 13021	Truck Transportation	Term Loan	Prime plus 2.75%	8/23/2029	45.3	45.3	47.0	0.01%
JLT Foods, LLC	(#,^)	3294 Long Meadow Court, West Bloomfield Township, MI 48324	Food Manufacturing	Term Loan	Prime plus 2.75%	8/23/2029	19.5	19.5	16.2	—%
SRJ construction Corp	(#,^)	8358 W Oakland Park Blvd. #203E, Sunrise, FL 33351	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/23/2029	10.4	10.4	8.9	—%
MS Integrated Psychotherapy & Counseling, LLC	(#,^)	1157 Main St, Clifton, NJ 7011	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/22/2029	67.3	67.3	61.3	0.02%
The Roux Southern Kitchen, LLC	(#,^)	252 FM 3162, Sandia, TX 78383	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2029	16.5	16.5	17.0	—%
MB Nursery LLC dba The Garden Center	(#,^)	15562 HWY-South, Whitehouse, TX 75791	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/21/2029	84.0	84.0	87.0	0.03%
Metro R Services Inc. and Metal & Roof Supplies, Inc.	(#,^)	20 Universal Place, Carlstadt, NJ 7072	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/21/2029	175.7	175.7	166.9	0.05%
Auto Unique LLC	(#,^)	305 W Main St, Mayo, FL 32066	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/20/2044	12.0	12.0	13.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

William Martinez dba Bad Ass Coffee of Hawaii	(#)	14101 Main St, Ste 4101, Hesperia, CA 92345	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/20/2029	20.8	20.8	17.7	0.01%
Signature Rooms, Inc.	(#,^)	2066 Route 112, Medford, NY 11763	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/19/2029	153.0	153.0	158.5	0.05%
Accent Home Services LLC dba Benjamin Franklin Plumbing of Kansas City	(#,^)	7748 Troost Ave, Kansas City, MO 64131	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/15/2029	102.0	102.0	95.0	0.03%
AJN Innovations LLC dba Burgerim	(#)	6704 Main St, Miami Lakes, FL 33014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/15/2031	109.8	109.8	93.0	0.03%
American Healthy Vending, Inc	(#,^)	5951 NW 151 St, Hialeah, FL 33014	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/15/2029	96.4	96.4	85.5	0.03%
Accelerate Educational Solutions, LLC dba Tutor My Success	(#,^)	135 Clove Branch Rd, Hopewell Junction, NY 12533	Educational Services	Term Loan	Prime plus 2.75%	8/14/2029	15.6	15.6	13.0	—%
Ranson Excavating, Inc	(#,^)	8343 Kaula Drive, Fair Oaks, CA 95628	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/13/2029	13.6	13.6	11.2	—%
KM Electrical Services, Inc	(#,^)	4348 Waialae Ave Unit 315, HONOLULU, HI 96816	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/12/2029	70.3	70.3	58.4	0.02%
Love Playing LLC	(#)	2200 Eastridge Loop, San Jose, CA 95122	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2030	165.4	165.4	145.5	0.04%
Elixir Enterprises, LLC dba Guilford Renee's	(#,^)	637 Boston Post Rd, Guilford, CT 6437	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/8/2029	17.7	17.7	14.7	—%
A & S Services LLC dba Kona Ice of Troy	(#)	3888 Lightner Rd, Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	8/7/2029	11.5	11.5	10.9	—%
Accord Law, APC	(#,^)	82555 Grass Flat Lane, Indio, CA 92203	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2029	6.8	6.8	5.6	—%
Leader Engineering-Fabrication, Inc.	(#,^)	695 Independence DrIive, Napoleon, OH 43545	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/2/2029	113.5	113.5	117.6	0.03%
Billy Auto Inc	(#,^)	632 N Broadway, Amityville, NY 11701	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2044	317.7	317.7	320.1	0.09%
East Coast Flight Services, Inc and Aviation Consulting Enterprise	(#,^)	27603 Parkway Rd, Easton, MD 21601	Air Transportation	Term Loan	Prime plus 2.75%	7/31/2029	518.1	518.1	454.8	0.13%
Genecco Produce, Inc. & Leo Genecco & Sons, Inc.	(#,^)	1850 Rochester Rd, Canadaigua, NY 14424	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	7/31/2029	707.5	707.5	667.4	0.20%
Joseph Centonze dba Off Kilter Kilts	(#,^)	27720 Ave Scott, Santa Clarita, CA 91355	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	7/31/2029	4.7	4.7	3.9	—%
St. Francis Home Health Inc	(#,^)	5246 SW 8th St 103B, Coral Gables, FL 33134	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/31/2029	67.6	67.6	55.9	0.02%
Humd, LLC dba La Rosa Chicken and Grill	(#)	3111 N. University Drive, Coral Springs, FL 33065	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/31/2030	128.3	128.3	111.3	0.03%
Gray Rock Quarry, LLC and William E Dailey III	(#,^)	54 West Milton Rd, Milton, VT 5468	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	7/31/2044	440.6	440.6	410.9	0.12%
La Mount Group LLC	(#,^)	3111 Princeton Rd, Hamilton, OH 45011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2029	229.8	229.8	190.1	0.06%
Living Spring Home Health Inc.	(#,^)	18350 Kedzie Ave Ste 204, Homewood, IL 60430	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/31/2029	121.7	121.7	110.5	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Canyon Lake Kids Academy, LLC	(#,^)	130 Charter Oak Drive, Canyon Lake, TX 78133	Social Assistance	Term Loan	Prime plus 2.75%	7/31/2044	96.0	96.0	101.8	0.03%
Quick and Quality Services dba Bella Roma Pasta & Pizza & Farshad	(#,^)	28940 Golden Lantern, Laguna Niguel, CA 92677	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2029	10.3	10.3	9.2	—%
Dant A Sandras, D.D.S. LLC	(#,^)	13373 Hwy 3235, Larose, LA 70373	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/30/2029	197.1	197.1	169.1	0.05%
Jbelis Stop N' Go, LLC dba Planet Smoothie	(#,^)	2565 E 17th St, Ammons, ID 83406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	17.7	17.7	14.9	—%
Platt & Associates, LLC dba Flag Staff Apparel, Platt & Associates, LL	(#,^)	288 North Industrial Park Drive, Liberty, MS 39645	Apparel Manufacturing	Term Loan	Prime plus 2.75%	7/30/2044	55.0	55.0	60.1	0.02%
Grad Street LLC	(#)	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Nonstore Retailers	Term Loan	Prime plus 6.5%	7/30/2029	7.3	7.3	6.9	—%
Aeromax Industries, Inc, HITM, Inc and TMCB LLC	(#,^)	9027 Canoga Ave, Canoga Park, CA 91301	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	7/30/2044	770.8	770.8	775.2	0.23%
Micheal Birch and Tracy M. Pierce	(#,^)	E 2947 H-44, Traunik, MI 49891	Gasoline Stations	Term Loan	Prime plus 2.75%	7/29/2044	53.1	53.1	57.3	0.02%
Moore Chiropractic Center, P.A.	(#,^)	936 Roosevelt Trail Unit 1 & 2, Windham, ME 4062	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/26/2029	8.2	8.2	8.3	—%
Sou's LLC	(#,^)	739 NE MLK Blvd, Portland, OR 97221	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/26/2029	5.4	5.4	4.9	—%
Power Associates Inc.	(#,^)	2766 West Good CT, Boise, ID 83702	Real Estate	Term Loan	Prime plus 2.75%	7/26/2029	13.5	13.5	11.2	—%
Dan Dahlin Inc.	(#,^)	16465 MN-65, Ham Lake, MN 55304	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/26/2044	399.7	399.7	445.4	0.13%
Franklin Care Pharmacy Incorporated	(#,^)	520 N Franklintown Rd, Baltimore, MD 21223	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/25/2029	48.9	48.9	50.6	0.01%
A&W ALF, LLC dba A & W Assisted Living Facility	(#,^)	6600 Liberty Rd, Gwynn Oak, MD 21207	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/24/2044	98.1	98.1	107.3	0.03%
Hardrock Alpha Enterprises, LLC	(#,^)	5101 Stine Rd, Bakersfield, CA 93313	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/19/2029	14.2	14.2	12.1	—%
700 Services Inc.dba 700 Credit Repair	(#,^)	1201 N Goliad St, Rockwall, TX 75087	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	7/19/2029	6.8	6.8	5.6	—%
Lawrence Adeyemo & Co LLC	(#)	209-34 112 Ave, Queens Village, NY 11429	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	7/19/2029	9.2	9.2	8.7	—%
Ameritube, LLC	(#,^)	1000 North Hwy 77, Hillsboro, TX 76645	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	7/18/2029	108.9	108.9	112.8	0.03%
JDM2 Water Station LLC	(#,^)	125 Chestnut Hill Drive, York, PA 17408	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/18/2029	188.5	188.5	173.7	0.05%
Bonfire Hot Yoga LLC	(#,^)	3665 SW Hall Blvd, Beaverton, OR 97005	Educational Services	Term Loan	Prime plus 2.75%	7/18/2029	7.4	7.4	6.3	—%
Baton Rouge Cargo Services Inc	(#,^)	6013 McRaven Rd, Jackson, MS 39209	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/17/2044	286.4	286.4	296.9	0.09%
The Bean Coffee Co. LLC	(#)	112 South Main St, Spring Hill, KS 66083	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	7/17/2029	11.5	11.5	10.8	—%
Garage Floor Coating of MN.com,LLC	(#,^)	6701 West 23rd St, St. Louis Park, MN 55426	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/16/2044	976.1	976.1	992.6	0.29%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Bouquet Canyon Kennels	(#,^)	29973 Bouquet Canyon Rd, Santa Clarita, CA 91390	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/16/2044	294.5	294.5	294.8	0.09%
Adam Family Bowl Inc	(#,^)	1504 Chestnut St, Mishawaka, IN 46545	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/16/2044	130.0	130.0	137.9	0.04%
Beacon Metal Fabricators, Inc.	(#,^)	5425-D Hamilton Ave, Cleveland, OH 44114	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	7/12/2029	63.1	63.1	58.8	0.02%
Last Touch, LLC	(#,^)	1612 Jackson St, Spirit Lake, IA 51360	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/11/2044	99.4	99.4	101.6	0.03%
D DeGregoria LLC dba The UPS Store 4235 Massapequa	(#,^)	4940 Merrick Rd, Massapequa Park, NY 11762	Couriers and Messengers	Term Loan	Prime plus 2.75%	7/10/2029	71.4	71.4	60.8	0.02%
Menskha Inc	(#)	88 High St, Mountclair, NJ 7042	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	7/10/2029	11.5	11.5	10.8	—%
Nash-Delphia LLC	(#,^)	2135 Gallatin Pike N, Store 4, Madison, TN 37115	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	7/2/2029	13.4	13.4	12.2	—%
Advance Transit LLC	(#,^)	574-614 Tonnelle Ave, Jersey City, NJ 7307	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2044	746.0	746.0	827.9	0.24%
Anderson Companies LLC	(#,^)	3015 S White Horse Pike, Hammonton, NJ 8037	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2044	203.1	203.1	222.7	0.07%
Port Huron Ophthalmology, PLLC dba Black River Optical	(#,^)	1033 River St, Port Huron, MI 48060	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2029	13.4	13.4	12.2	—%
Kim Howard Corp dba NPN Machine Tools	(#,^)	9130 Wayfarer Ln, Houston, TX 77075	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	197.2	197.2	206.7	0.06%
Jian Yang and Kanger House LLC	(#,^)	48 Horse Hill Rd, Cedar Knolls, NJ 7927	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/27/2029	107.5	107.5	97.9	0.03%
Nevada Recycling and Salvage LTD, AMCB LLC	(#,^)	1085 Telegraph St, Reno, NV 89502	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/28/2044	1,222.1	1,222.1	1,308.9	0.39%
Sundown Audio, LLC	(#,^)	514 West 21St St, Newton, NC 28658	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2044	887.4	887.4	955.0	0.28%
Balboa Fashion LLC	(#,^)	1016 S. Towne Ave, Unit 123, Los Angeles, CA 90021	Apparel Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	6.7	6.7	6.1	—%
Baobab Asset Management LLC	(#,^)	2 Greenwich Office Park, Ste 260, Greenwich, CT 6831	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/28/2029	45.8	45.8	41.5	0.01%
Southern Specialties Transportation LLC	(#,^)	116 Toledo Drive, Lafayette, LA 70506	Truck Transportation	Term Loan	Prime plus 2.75%	6/28/2029	131.0	131.0	134.3	0.04%
Richmond Street Partners, LLC	(#,^)	200 E Chestnut St, Chicago, IL 60611	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/28/2029	87.4	87.4	79.9	0.02%
Crestview Ridge Farms LLC	(#,^)	1172 Co Rd 956, Ashland, OH 44805	Crop Production	Term Loan	Prime plus 2.75%	6/28/2044	526.0	526.0	579.3	0.17%
K & K Restaurant LLC	(#,^)	6607 S Central Ave, Phoenix, AZ 85042	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	131.8	131.8	148.2	0.04%
Big Picture Group LLC	(#,^)	935 N La Jolla, Los Angeles, CA 90046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2029	137.2	137.2	124.6	0.04%
5161 LLC	(#,^)	1478 E Mountain Drive, Santa Barbara, CA 93108	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/28/2029	566.7	566.7	584.4	0.17%
Upul's Travel Service & Tours Inc	(#,^)	654 Shoppers Lane, Covina, CA 91723	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2029	251.7	251.7	228.6	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Upul's Travel Service & Tours Inc	(#,^)	654 Shopping Lane, Covina, CA 91723	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2044	343.5	343.5	358.5	0.11%
Good News Cafe, LLC	(#,^)	694 Main St South, Woodbury, CT 6798	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	244.1	244.1	262.6	0.08%
NJ Floats Inc	(#,^)	66 Twin Oaks Rd, Bridgewater, NJ 8807	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2044	172.6	172.6	197.2	0.06%
Ailky Corporation & Wyspen	(#,^)	352 Bedford St, Lakeville, MA 2347	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2029	43.6	43.6	39.6	0.01%
Pawfection Pet Services LLC	(#,^)	177 W Cottonwood Ln, Ste 12, Casa Grande, AZ 85122	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2029	9.4	9.4	8.6	—%
Boucherie US Inc	(#,^)	251 Little Falls Drive, Wilmington, DE 19807	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2029	1,077.8	1,077.8	978.7	0.29%
Tim's Truck Capital & Auto Sales, Inc	(#,^)	904 Suncook Valley Hwy, Epsom, NH 3234	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/27/2029	190.2	190.2	199.3	0.06%
S & T Hardware Inc	(#,^)	2300 Nooseneck Hill, Coventry, RI 2816	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2044	196.7	196.7	224.8	0.07%
Moon Landscaping, Inc, Moon Group, Inc moon Nursery, Inc, Moon Site	(#,^)	145 Moon Rd, Chesapeake City, MD 21915	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	1,128.4	1,128.4	1,125.1	0.33%
Shooter's Gun Club, LLC	(#)	2429 Iowa St Stes B, C and D, Lawrence, KS 66046	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/27/2030	174.0	174.0	162.2	0.05%
BB Services, LLC	(#,^)	580 39 Rd, Palisade, CO 81526	Truck Transportation	Term Loan	Prime plus 2.75%	6/27/2029	103.7	103.7	96.7	0.03%
Crescent Event Productions, Inc	(#,^)	1327 Wood Branch Drive, Charlotte, NC 28273	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2029	313.3	313.3	292.6	0.09%
Selective Automotive & Accessories Group, Inc	(#,^)	2221 Pelham Parkway, Pelham, AL 35124	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/26/2029	223.7	223.7	214.7	0.06%
Tekoa Enterpises, Inc	(#,^)	1033 Cannon Bridge Rd, Cordova, SC 29039	Truck Transportation	Term Loan	Prime plus 2.75%	6/26/2029	51.7	51.7	49.0	0.01%
Soft Touch Tissue & Paper LLC	(#,^)	1491 Hammond St, Bangor, ME 4401	Paper Manufacturing	Term Loan	Prime plus 2.75%	6/26/2044	229.9	229.9	262.6	0.08%
RWBB Enterprises, LLC	(#,^)	4120 7th Ave, Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2044	74.3	74.3	82.7	0.02%
Lynx Inspection Technologies LLC	(#,^)	8101 Miller Rd 2, Houston, TX 77049	Support Activities for Mining	Term Loan	Prime plus 2.75%	6/26/2044	564.1	564.1	644.5	0.19%
JFK Transportation Inc	(#,^)	4 Mechanic St, Natick, MA 1760	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/26/2029	93.0	93.0	87.3	0.03%
Child Care Ventures LLC dba Childcare Adventures ELC	(#,^)	3542 Glendale Ave, Toledo, OH 43614	Social Assistance	Term Loan	Prime plus 2.75%	6/26/2044	144.0	144.0	152.3	0.04%
All-City Towing LLC, Jeffrey James Piller	(#,^)	1213 W Mallory Ave, Milwaukee, WI 53221	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/26/2029	362.3	362.3	356.3	0.10%
Soft Touch Tissue & Paper LLC	(#)	1491 Hammond, Bangor, MA 4401	Paper Manufacturing	Term Loan	Prime plus 2.75%	12/26/2029	104.9	104.9	110.3	0.03%
Paradise Towing & Recovery Inc	(#,^)	1115 S Homer Blvd, Sanford, NC 27330	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2029	95.1	95.1	94.2	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Vanchoc Transport Inc	(#,^)	137 3rd St, Brooklyn, NY 11231	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/25/2029	39.0	39.0	37.6	0.01%
Spartan Technology Solutions, Inc	(#,^)	125 Venture Blvd, Spartanburg, SC 29306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2044	477.0	477.0	511.3	0.15%
Worldwide Capital Management Inc.	(#,^)	6 Venture Ste 305, Irvine, CA 92618	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2029	129.8	129.8	117.9	0.03%
Professional Tire Limited Liability Company	(#,^)	6655 Country Rd 32, Norwich, NY 13815	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	136.2	136.2	147.8	0.04%
567 Logistics, LLC	(#,^)	1924 Ruffin Mill Rd, Colonial Heights, VA 23834	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/25/2029	44.7	44.7	42.1	0.01%
Paradise Towing & Recovery Inc	(#,^)	1115 S. Horner Blvd, Sanford, NC 27330	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	71.7	71.7	81.8	0.02%
Krsto, LLC dba Italian Butter Breadsticks	(#,^)	34683 Nova Dr, Clinton Twp, MI 48035	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2044	186.3	186.3	205.5	0.06%
Sweets By Karla LLC	(#,^)	3273 South John Young Parkway, Kissimmee, FL 34746	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2029	11.5	11.5	10.4	—%
Scissor Kids Inc	(#,^)	63 Hebron Ave, Ste F, Glastonbury, CT 6033	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/24/2029	14.5	14.5	13.3	—%
Peninsula Self Defense LLC	(#,^)	2766 Bay Rd, Redwood City, CA 94063	Educational Services	Term Loan	Prime plus 2.75%	6/21/2029	4.7	4.7	4.4	—%
Small Batch Creations Inc. dba The Office Bar & Grill	(#,^)	295 E WASHINGTON AVE, SUNNYVALE, CA 94086	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2029	54.3	54.3	49.4	0.01%
Port Diesel L.L.C.	(#)	3212 Alex Trask Drive, Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	11.4	11.4	11.8	—%
LuLuBelle's Mountain Banana Bread LLC	(#)	1063 Carousel Rd, Lake Arrowhead, CA 92352	Food Manufacturing	Term Loan	Prime plus 2.75%	12/21/2045	250.0	250.0	272.6	0.08%
William Rose Inc	(#,^)	1 Grace Cove Rd, New Shoreham, RI 2807	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/21/2044	85.4	85.4	85.9	0.03%
Campuscuts LLC	(#)	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	6.8	6.8	7.1	—%
Central Texas Hygiene, LLC.	(#,^)	10201 McKalla Place, Austin, TX 78758	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/20/2029	77.5	77.5	70.4	0.02%
International Institute for Learning Inc.	(#,^)	110 E 59th St ,31st floor, New York, NY 10022	Educational Services	Term Loan	Prime plus 2.75%	6/19/2029	268.5	268.5	243.8	0.07%
Beck's Pub & Grill LLC	(#,^)	N6630 WI-49, Weyauwega, WI 54983	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2044	68.4	68.4	76.0	0.02%
Zion Motors Inc	(#,^)	6949 Wall Triana Hwy, Madison, AL 35757	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/19/2044	59.3	59.3	64.2	0.02%
Bader Furniture Company Inc.	(#,^)	704 N Liberty St, Shamokin, PA 17872	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	6/19/2029	6.7	6.7	7.0	—%
Bonadi Inc. dba Polished Salon	(#)	9858 W Sample Rd, Coral Springs, FL 33065	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/17/2029	11.4	11.4	11.8	—%
American Demolition, Inc	(#,^)	401 N Kuner Rd, Brighton, CO 80601	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2029	174.0	174.0	182.4	0.05%
JLM Consulting LP	(#,^)	3981 E Dunrobin Dr., Springfield, MO 65809	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/17/2029	17.7	17.7	16.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Comarco Quality Pork Products Inc, Comarco Pork Products of FL LLC	(#,^)	501 Jackson St, Camden, NJ 8104	Food Manufacturing	Term Loan	Prime plus 2.75%	6/14/2029	277.7	277.7	267.5	0.08%
Kego 2 LLC dba Jon Smith Subs 80025	(#,^)	2001 W. Southlake Blvd Ste 143, Southlake, TX 76092	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/14/2029	98.4	98.4	91.8	0.03%
A & S Services LLC dba Kona Ice of Troy	(#,^)	3888 Lightner Rd, Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2044	43.9	43.9	48.7	0.01%
Law Office of Paula Padilla PLLC	(#)	2211 E Highland Ave Ste 130, Phoenix, AZ 85016	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/13/2029	4.6	4.6	4.7	—%
Picon Motors LLC dba The New Young's Motors	(#,^)	199-211 Central Ave, Orange, NJ 7080	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/12/2029	213.8	213.8	217.3	0.06%
GT Performance Plus Inc	(#,^)	4210 College St, Beaumont, TX 77707	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/11/2044	96.8	96.8	107.5	0.03%
Ivesters Transportation, Inc	(#,^)	4299 South 2675 West, Roy, UT 84067	Truck Transportation	Term Loan	Prime plus 2.75%	6/11/2029	223.5	223.5	208.7	0.06%
GT Performance Plus Inc	(#,^)	4210 College St, Beaumont, TX 77707	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/11/2029	68.2	68.2	62.7	0.02%
Independent Transport, LLC dba Independent Water	(#,^)	3739 E Ridgeway Rd, Orange, CA 92867	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/10/2029	182.8	182.8	177.9	0.05%
Archer Cleaners Inc	(#)	1514 W. 33rd St, Chicago, IL 60608	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	11.4	11.4	11.8	—%
J&A Elliott Company	(#,^)	1118 Thornberry Dr, Clarksville, TN 37043	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/7/2029	9.4	9.4	9.8	—%
Neely Motorsports, Inc dba Earl's Store #1;Earl's Performance Plumbing	(#,^)	15825-15827 Hawthorne Blve, Lawndale, CA 90260	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2044	236.4	236.4	260.0	0.08%
Throop Family Holding Inc dba Klamath Basin Metals and Supply	(#,^)	7130 Crater Lake Hwy, White City, OR 97503	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2029	35.8	35.8	34.1	0.01%
Johnny's Boy LLC	(#,^)	127 East King St, Martinsburg, WV 25401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/7/2044	99.4	99.4	108.6	0.03%
Allison K. Chipak dba Still Photography	(#)	195 Terrace Place, Apt. 2, Brooklyn, NY 11218	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	11.4	11.4	11.8	—%
Skin Beauty Bar Inc	(#,^)	749 8th St, Washington, DC 20003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/6/2029	4.7	4.7	4.3	—%
Jamestown Quick Stop LLC	(#,^)	3097 24th Ave, Hudsonville, MI 49426	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/5/2044	68.2	68.2	73.7	0.02%
Preferred Manufacturing Services Inc	(#,^)	4261 Business Drive, Cameron Park, CA 95682	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/5/2029	425.1	425.1	445.4	0.13%
Oasis Senior Advisors Franchise Systems, LLC	(#,^)	24870 Burnt Pine Drive, Bonita Springs, FL 34134	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)	Term Loan	Prime plus 2.75%	6/4/2029	272.5	272.5	281.6	0.08%
Evoke Growth Advisory LLC	(#,^)	2600 Brookwood Way Drive, Unit 311, Rolling Meadows, IL 60008	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2029	6.7	6.7	6.1	—%
G.S.A.T. Restoration Inc. dba Paul Davis Restoration & Remodeling	(#,^)	1450 Oakbrook Dr, Norcross, GA 30093	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/31/2029	104.5	104.5	97.0	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

V & M Transportation LLC	(#,^)	1307 27th St Apt B, North Bergen, NJ 7047	Truck Transportation	Term Loan	Prime plus 2.75%	5/31/2029	11.7	11.7	10.6	—%
Martin Inventory Management, LLC	(#,^)	304 1/2 Main St, Edgefield, SC 29824	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2029	44.4	44.4	46.2	0.01%
Morey Publishing LLC	(#,^)	575 Underhill Blvd, Ste 216, Syosset, NY 11791	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2029	55.6	55.6	50.8	0.01%
SSD Designs, LLC	(#,^)	486 Vance St, Forest City, NC 28043	Chemical Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	415.8	415.8	470.4	0.14%
Aspen Welding LLC	(#,^)	28803 US-6, Rifle, CO 81650	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	399.4	399.4	439.0	0.13%
Inside & Out Maintenance LLC	(#,^)	1698 SW Pancoast St, Port St Lucie, FL 34987	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/30/2029	89.0	89.0	81.3	0.02%
AGR, Inc	(#,^)	2-255555 Kaumualii Hwy, Kalaheo, HI 96741	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2044	770.8	770.8	868.4	0.26%
Brooklyn Breakfast Shop LLC	(#,^)	7707 S IH 35 Frontage Rd #730, Austin, TX 78744	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2029	4.4	4.4	4.2	—%
Canela Media Inc	(#,^)	2715 Palomino Circle, La Jolla, CA 92037	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/29/2029	105.6	105.6	99.2	0.03%
PD Financial LLC	(#,^)	364 Parsippany Rd, Unit 7-B, Parsippany, NJ 7054	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	5/28/2044	35.7	35.7	40.4	0.01%
SV Enterprise LLC dba Haagen-Dazs	(#,^)	1885 Briargate Pkwy, Space D-413, Colorado Springs, CO 80920	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2029	82.5	82.5	75.1	0.02%
MCM Design LLC	(#)	5926 Vinings Vintage Way, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	8.8	8.8	9.1	—%
Top Notch Roofing, Inc	(#,^)	46 Cherry St, Milton, VT 5468	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/23/2029	109.3	109.3	101.9	0.03%
2820 US HWY 98 N LLC dba Total Package Car Wash	(#)	2820 US Hwy 98 N, Lakeland, FL 33805	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2029	118.6	118.6	123.2	0.04%
McGuckin & Pyle Inc	(#,^)	120 Corporate Ln, New Bern, NC 28562	Machinery Manufacturing	Term Loan	Prime plus 2.75%	5/23/2044	301.1	301.1	331.1	0.10%
Clowers Trucking By Faith LLC	(#)	705 E Brookwood PL, Valdosta, GA 31601	Truck Transportation	Term Loan	Prime plus 6.5%	5/23/2029	11.2	11.2	11.6	—%
Gratitude Training, LLC	(#,^)	1901 N Federal Hwy, Ste 212, Pompano Beach, FL 33062	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/22/2029	68.2	68.2	62.0	0.02%
ES&A, INC., A LAW CORPORATION	(#,^)	1003 Bishop St, Honolulu, HI 96813	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/22/2029	100.0	100.0	91.5	0.03%
Bloomquist Communications Inc. dba FastSigns	(#,^)	131 East Trinity Place, Decatur, GA 30030	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/22/2029	13.3	13.3	12.3	—%
Anchor Up Fitness and Nutrition, LLC	(#,^)	2464 US-29, Pensacola, FL 32505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/21/2029	18.0	18.0	17.4	0.01%
Kappa Investments LLC dba Buddy's Home Furnishings	(#,^)	365 Lowe's Drive, Ste H, Danville, VA 24540	Rental and Leasing Services	Term Loan	Prime plus 2.75%	5/17/2029	385.6	385.6	351.4	0.10%
Covalent Holding LLC	(#,^)	18 West Chestnut St,Unit 2F, Chicago, IL 60610	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/17/2029	219.8	219.8	214.8	0.06%
BD Branson Victorian LLC dba Branson Surrey Inn	(#,^)	430 a/k/a 450 South Hwy 165, Branson, MO 65616	Accommodation	Term Loan	Prime plus 2.75%	5/17/2029	227.0	227.0	237.8	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

CJNR LLC dba Chenney Bear Cafe, Elma Lodge & Suites, Parkhurst Motel	(#,^)	208 East Main St, Elma, WA 98541	Accommodation	Term Loan	Prime plus 2.75%	5/16/2029	16.7	16.7	17.5	0.01%
Cut To The Chase 502 LLC	(#,^)	6903 Lakegreen Ct, Louisville, KY 40291	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/16/2029	3.0	3.0	2.9	—%
AMP Trucking Inc	(#,^)	1030 Gettysburg Ave, Clovis, CA 93161	Truck Transportation	Term Loan	Prime plus 2.75%	5/16/2029	231.9	231.9	210.6	0.06%
Two Pie Lovers LLC dba Pizza Outpost	(#,^)	302 E. Millitary Hwy U1122, Brackettville, TX 78832	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	42.7	42.7	47.5	0.01%
The Lobster Pot Inc	(#,^)	119 Hope St, Bristol, RI 2809	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	360.6	360.6	401.9	0.12%
Aloha To Go LLC	(#,^)	5903 Seminole Blvd, Seminole, FL 33772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2029	13.8	13.8	12.6	—%
Crystal D. Walls dba Crystal's Cleaning Service	(#)	26 Cooper Rd, Byhalia, MS 38611	Administrative and Support Services	Term Loan	Prime plus 6.5%	5/9/2029	9.1	9.1	9.4	—%
Blue Country Firearms LLC	(#,^)	221 N Main St, Kingsfisher, OK 73750	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/8/2044	20.5	20.5	21.7	0.01%
NYM Solutions Inc.dba NYM Solutions, Inc	(#)	12150 SW 128th St CT Ste 209, Miami, FL 33186	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	11.3	11.3	11.7	—%
Folklore Music Exchange LLC	(#,^)	617 Tennessee Ave, Charleston, WV 25302	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/6/2029	4.6	4.6	4.1	—%
EPIFAB,LLC	(#,^)	1341 Brooks St Unit D, Ontario, CA 91762	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/3/2029	18.9	18.9	18.0	0.01%
Global Enterprises LLC dba Verdi Pizza	(#,^)	3111 S Valley View Blvd, Las Vegas, NV 89102	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/3/2029	18.5	18.5	16.8	—%
Life View Prenatal Imagery, LLC	(#,^)	312 79th Ave North, Myrtle Beach, SC 29572	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/3/2029	5.4	5.4	5.1	—%
Mark Garvin dba Tipsy Canyon Winery	(#,^)	150 Upper Joe Creek Rd, Manson, WA 98831	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	5/3/2044	103.6	103.6	118.2	0.03%
Art Amore Studios, LLC	(#,^)	6507 Jester Blvd, Ste #107, Austin, TX 78750	Educational Services	Term Loan	Prime plus 2.75%	5/3/2029	4.9	4.9	4.5	—%
Modern Trousseau, LLC	(#,^)	125 Bradley Rd, Woodbridge, CT 6525	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/1/2029	277.8	277.8	279.9	0.08%
DeVega Juice Co, - East Cobb, LLC dba Clean Juice Johnson Ferry	(#,^)	1205 Johnson Ferry Rd Ste 124, Marietta, GA 30068	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	57.0	57.0	58.0	0.02%
Midlothian Hardware, Inc dba Grills True Value	(#,^)	475 West 147th St, Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/29/2029	35.3	35.3	37.0	0.01%
Sona USA, Inc	(#,^)	15280 NW 79th Ct Ste 109, Miami Lakes, FL 33016	Telecommunications	Term Loan	Prime plus 2.75%	4/26/2029	145.7	145.7	139.1	0.04%
Pellegrin Marine Transportation, LLC	(#,^)	117 Country Village Drive, Raceland, LA 70394	Support Activities for Transportation	Term Loan	Prime plus 2.75%	4/26/2029	116.8	116.8	111.0	0.03%
ASM Partners LLC	(#,^)	1619 Roberts Drive SE, Mableton, GA 30126	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/26/2029	215.6	215.6	209.7	0.06%
Jones Roger Sherman Inn, Inc.	(#,^)	195 Oenoke Ridge, New Canaan, CT 6840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/25/2029	132.1	132.1	138.5	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

La Dolce Vita LLC.	(#,^)	196 N. Holiday Rd, Miramar Beach, FL 32550	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2044	459.1	459.1	514.8	0.15%
La Dolce Vita, LLC, La Dolce Vita Watersports LLC, LDV Golf Cart	(#,^)	196 N. Holiday Rd, Miramar Beach, FL 32550	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2029	441.5	441.5	419.4	0.12%
Quality Living Medical Alert, LLC	(#,^)	1882 Capital Circle NE, Ste 104, Tallahassee, FL 32308	Social Assistance	Term Loan	Prime plus 2.75%	4/24/2029	48.6	48.6	47.1	0.01%
ER & DC McPherson Holdings, LLC	(#,^)	6957 W Broward Blvd., Plantation, FL 33317	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/19/2029	42.9	42.9	39.4	0.01%
All My Best Inc.	(#,^)	4320 Anthony Court Stes 1,2,3, Rocklin, CA 95677	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/19/2029	55.3	55.3	51.8	0.02%
2Choice2Friends dba 2 N 1 Salad Bar and Grill	(#)	901 W Braker Lane, Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	11.3	11.3	11.7	—%
Modern Demo & Services LLC	(#,^)	10161 W Park Run Drive, Las Vegas, NV 89145	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2029	110.4	110.4	101.4	0.03%
Expert Building Services LLC	(#,^)	74 Roosevelt St, Pequannock Township, NJ 7440	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/17/2029	18.0	18.0	16.4	—%
Bottles on Broadway, LLC	(#,^)	1083 North Broadway, North Massapequa, NY 11758	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/17/2029	113.7	113.7	104.8	0.03%
Rello, Inc. dba ID Salon	(#)	8063 Jericho Turnpike, Woodbury, NY 11797	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	5.4	5.4	5.6	—%
Cormac Enterprises, Inc	(#,^)	1205 38th Ave North, Myrtle Beach, SC 29577	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/16/2029	19.9	19.9	18.3	0.01%
Pranamji Inc dba Ohara's Beverage Spot	(#,^)	2300 Levit Rd, Lorain, OH 44052	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2044	46.0	46.0	49.6	0.01%
Bill Berger LLC	(#,^)	8728 Tireman Ave, Detroit, MI 48204	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/12/2029	7.9	7.9	7.2	—%
Samco Food Corp dba C-Town Supermarket	(#,^)	1761 Nostrand Ave, Brooklyn, NY 11226	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/12/2029	88.3	88.3	80.2	0.02%
P. Moss Enterprises, LLC dba Garage Experts-Mid Atlantic	(#,^)	3563 South River Terrace, Edgewater, MD 21037	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	38.8	38.8	36.3	0.01%
Gilpin Enterprises, LLC dba Jon Smith Subs	(#,^)	17790 State Rd 54, Lutz, FL 33458	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2029	70.2	70.2	65.3	0.02%
Southern Gulf Construction, Inc.	(#,^)	367 Pine Island Rd, North Fort Myers, FL 33903	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	98.2	98.2	97.8	0.03%
J.T. ONeill Company, LLC	(#,^)	19972 Willowin Farm Lane, Purceville, VA 20132	Real Estate	Term Loan	Prime plus 2.75%	4/12/2029	8.6	8.6	7.8	—%
Maxiflex LLC	(#,^)	512 Verret St, New Orleans, LA 70114	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/11/2029	55.2	55.2	57.8	0.02%
VRGE Strategies LLC	(#,^)	1155 15th St NW, Washington, DC 20005	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/10/2029	87.5	87.5	79.5	0.02%
Georgetown Milling Co, LLC	(#,^)	9001 Wentworth Springs Rd, Georgetown, CA 95634	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	4/9/2029	11.3	11.3	10.6	—%
FRAJOVI Urban Air, LLC dba Urban Air Trampoline& Adventure Park	(#,^)	1256 Indian Head Rd, Toms River, NJ 8755	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/8/2030	535.0	535.0	553.9	0.16%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Bose and Avinder, Inc.and Carmel and Preet Inc	(#,^)	28201 Date Palm Drive, Cathedral City, CA 92234	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2029	52.0	52.0	54.4	0.02%
Marnon Enterprise LLC	(#,^)	6713 Biscay Hbr, San Antonio, TX 78249	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/5/2029	4.2	4.2	3.8	—%
Ren Investment Group Inc dba True Positon Manufacturing	(#,^)	40 Sandra Drive, South Windsor, CT 6074	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/29/2029	702.9	702.9	647.6	0.19%
J Brothers Enterprises, LLC	(#,^)	1101 NW 12TH Ave, Ava, MO 65608	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/29/2044	627.6	627.6	666.5	0.20%
La Favorita Radio Network	(#,^)	4043 Geer Rd, Hughson, CA 95326	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	3/29/2029	329.3	329.3	307.8	0.09%
Royalty Freight Inc.	(#,^)	3728 W McKinley Ave, Fresno, CA 93772	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	375.1	375.1	361.1	0.11%
Key HR Associates, Inc dba Parents Choice for Kids	(#,^)	3150 West Park Drive, Burnsville, MN 55306	Social Assistance	Term Loan	Prime plus 2.75%	3/29/2044	443.8	443.8	475.8	0.14%
Hamsons Inc.	(#,^)	4900 Hopyard Rd, Pleasanton, CA 94588	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/29/2029	164.4	164.4	149.0	0.04%
EJ & James Transport LLC	(#,^)	3100 Drewsky Lane Unit 108, Fort Mills, SC 29715	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	8.3	8.3	8.0	—%
Bhatti LLC dba Auntie Ann's & Bhatti LLC 1	(#,^)	7219 Silver Mist Ave, North Chesterfield, VA 23237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	145.0	145.0	131.5	0.04%
Reliable Power Group Inc. dba Batteries + bulbs Pensacola	(#,^)	6895 N. 9th Ave Ste B, Pensacola, FL 32504	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2029	87.7	87.7	79.7	0.02%
Bright Freight Solution, LLC	(#,^)	1112 N Main St, Manteca, CA 95336	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	1,039.9	1,039.9	985.5	0.29%
Pizzaplex L3C	(#,^)	4458 West Vernor Hwy, Detroit, MI 48209	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	39.2	39.2	36.2	0.01%
Raven's Place LLC	(#,^)	13031 S Western Ave, Blue Island, IL 60406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2044	672.4	672.4	727.6	0.21%
Bayco Enterprises, Inc	(#,^)	128 Cowesett Ave, West Warwick, RI 2893	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2044	193.4	193.4	220.7	0.07%
Stillwater Ventures, LLC	(#,^)	8272 W. Sunset Blvd, Los Angeles, CA 90048	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2029	339.8	339.8	333.1	0.10%
NuBe Business Group LLC	(#,^)	2140 44th St SE, Ste 201, Grand Rapids, MI 49508	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2044	39.9	39.9	45.5	0.01%
Iredell Oral & Facial Surgery, P.C. dba Johnson Oral Surgery	(#,^)	229 Medical Park Rd, Ste 310, Mooresville, NC 28117	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2044	820.8	820.8	873.3	0.26%
Felipe Antonio Del Valle M.D. P.A.	(#,^)	7190 SW 87th Ave Ste 203, Miami, FL 33173	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2029	13.2	13.2	11.9	—%
StillBasi Holdings, Inc. dba Buxton Auto Transport	(#,^)	9371 Jackson Rd, Sacramento, CA 95826	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	267.2	267.2	252.2	0.07%
Knoxville Room Service	(#,^)	10670 Parkside Drive, Knoxville, TN 37922	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/29/2029	5.9	5.9	5.5	—%
Outtasight Careers, LLC dba Gecko Hospitality	(#,^)	109 W Fern St, Tampa, FL 33604	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2029	45.6	45.6	41.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Peak Performance Associates LLC dba Nova Hypnosis and Wellnes	(#,^)	10420 Hunter View Rd, Vienna, VA 22181	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2029	52.6	52.6	47.7	0.01%
Complete Care IT LLC	(#,^)	4801 South University Drive Ste 125, Davie, FL 33328	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2029	46.0	46.0	41.8	0.01%
Turtle Shirts, LLC	(#,^)	10241 Metro Pkwy# 108, Ft Myers, FL 33966	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/29/2029	47.6	47.6	43.9	0.01%

Skaggs RV Outlet ,LLC	(#,^)	301 Commerce Drive, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/28/2029	218.9	218.9	229.0	0.07%
Cleland Pharmacy LLC	(#,^)	202 S First St, Wakeeney, KS 67672	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	3/28/2029	19.7	19.7	20.6	0.01%
J.C. Pallet Company, Inc.	(#,^)	18427 New Kent Hwy, Barhamsville, VA 23011	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2029	394.6	394.6	389.2	0.11%
Planet X Tobacco & Gift, LLC	(#,^)	900 West Northern Lights Blvd, Anchorage, AK 99503	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/28/2044	175.8	175.8	200.6	0.06%
GS Bath Inc	(#,^)	5335 E. Kaviland Ave, Fresno, CA 93725	Truck Transportation	Term Loan	Prime plus 2.75%	3/28/2029	274.2	274.2	262.5	0.08%
Four Seasons Laser Center Inc.	(#,^)	4720 NW 2nd Ave Unit D104 and Unit D-105, Boca Raton, FL 33498	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/28/2029	12.9	12.9	12.9	—%
Custom Vinyl Products LLC	(#,^)	260 Enterprise Drive, Newport News, VA 23603	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2044	985.2	985.2	1,075.1	0.32%
Cocomo Joe's LLC	(#,^)	3949 New Rd, Youngstown, OH 44515	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2029	3.0	3.0	2.9	—%
PA Sobol Partners LLC dba Sobal	(#,^)	206 Rohrerstown Rd, Lancaster, PA 17603	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2029	45.1	45.1	42.1	0.01%
Cinco Fit LLC dba Cinco Fit	(#,^)	23010 Highland Knolls Blvd, Ste G, Katy, TX 77494	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2029	144.7	144.7	131.1	0.04%
Ocean Trans LLC and Dehal Trucking LLC	(#,^)	1415 W Anderson St, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	3/27/2029	65.9	65.9	68.9	0.02%
Danielle Vance LPC, LLC dba Danielle Vance MA, LPC	(#,^)	2543 Eliot St, Denver, CO 80211	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/27/2029	5.0	5.0	4.5	—%
DC AG, LLC dba Big B Sales	(#,^)	674 LA- 8, Sicily Island, LA 71368	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/27/2044	572.0	572.0	615.5	0.18%
Heritage Hills Athletics 1, LLC and Heritage Hills Athletics 1, LLC	(#,^)	2880 Carol Rd, East York, PA 17402	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/26/2044	1,220.5	1,220.5	1,327.9	0.39%
District 5 Boutique LLC	(#,^)	317 N Farview Ave, Paramus, NJ 7652	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/26/2029	109.6	109.6	99.3	0.03%
Gary Krause dba Gary Krause Landscaping & Design	(#,^)	489 Hamilton Rd, Jacksonville, OR 97530	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/22/2029	5.3	5.3	5.1	—%
Virginia Industrial Plastics, Inc.	(#,^)	2454 N East Side Hwy,, Elkton, VA 22827	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2044	290.0	290.0	330.5	0.10%
Skyways, LTD	(#,^)	350 15th St NW, Huron, SD 57350	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/22/2029	740.7	740.7	676.2	0.20%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

J & C May Properties, LLC	(#,^)	315 Sylamore Ave, Mountain View, AR 72560	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/22/2044	1,103.2	1,103.2	1,140.7	0.34%
Virginia Industrial Plastics, Inc.	(#,^)	2454 North East Side Hwy, Elkton, VA 22827	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2029	243.0	243.0	254.2	0.07%
Dependable Lawn Care, Inc.	(#,^)	2320 138TH ST, Blue Island, IL 60406	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2029	467.2	467.2	443.6	0.13%
Dependable Lawn Care, Inc.	(#,^)	2320 138th St, Blue Island, IL 60406	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2044	186.3	186.3	210.0	0.06%
Pitman Holding LLC	(#,^)	1116 E Main St, Richmond, VA 23219	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/21/2029	6.6	6.6	6.2	—%
American Trails Transport, LLC	(#,^)	8704 Grand Ave, Billings, MT 59106	Truck Transportation	Term Loan	Prime plus 2.75%	3/21/2029	48.1	48.1	45.8	0.01%
Michigan Neurosurgical Institute P.C.	(#,^)	9400 South Saginaw St, Unit 1, Grand Blanc, MI 48439	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2029	158.9	158.9	144.6	0.04%
Mega Trucking LLC and Olyimpian Industries LLC	(#,^)	5979 NW 151st St, Miami Lakes, FL 33014	Truck Transportation	Term Loan	Prime plus 2.75%	3/20/2029	351.0	351.0	340.9	0.10%
Sound Manufacturing Inc	(#,^)	1 Williams Lane, Old Saybrook, CT 6475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/20/2029	43.8	43.8	39.7	0.01%
Michigan Neurosurgical Institute, P.C.,,Optical Spine,LLC, MNI Great	(#,^)	9400 South Saginaw St, Unit 1, Grand Blanc, MI 48439	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2044	345.4	345.4	369.6	0.11%
Marvellous Print & Ship LLC	(#,^)	605 W Main St, Oxford, KS 67119	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/19/2029	3.0	3.0	2.7	—%
Frontline Selling LLC	(#,^)	6505 Shiloh Rd,Units 300,310 and 320, Alpharetta, GA 30005	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/19/2029	274.0	274.0	286.6	0.08%
Game Station, Inc.	(#,^)	2917 1st Ave SE, Cedar Rapids, IA 52402	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/19/2029	230.2	230.2	218.9	0.06%
B & W Towing LLC	(#,^)	701 Addison Rd, Painted Post, NY 14870	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/15/2029	50.4	50.4	52.7	0.02%
Panetcarne Inc.dba Jersey Mike's Subs Greenfield	(#,^)	23077 Greenfield Rd, Southfield, MI 48075	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	81.7	81.7	75.5	0.02%
Vanchoc Transport Inc	(#,^)	137 3rd St, Brooklyn, NY 11231	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/15/2029	76.7	76.7	69.5	0.02%
Stepping Stones Children's Academy LLC	(#,^)	1655 E Warm Springs Rd, Las Vegas, NV 89119	Social Assistance	Term Loan	Prime plus 2.75%	3/15/2044	364.9	364.9	400.2	0.12%
Screening Services Group, LLC	(#,^)	8670 Wilshire Blvd, Beverly Hills, CA 90211	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/14/2029	250.7	250.7	232.5	0.07%
Space Express, LLC	(#,^)	2775 Burris Rd, Davie, FL 33314	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2029	126.6	126.6	117.3	0.03%
Mill Creek Early Childhood Program LLC	(#,^)	510 South Batavia Ave, Batavia, IL 60510	Social Assistance	Term Loan	Prime plus 2.75%	8/11/2029	55.8	55.8	50.7	0.01%
Alpine Remediation, Inc, T & M Holdings, LLC	(#,^)	14252 W 44th Ave Unit F, Golden, CO 80403	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2029	76.8	76.8	74.0	0.02%
Kalloren Provel LLC	(#,^)	6919 Oak Ridge Commerce Way, Austell, GA 30168	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/8/2044	274.0	274.0	300.7	0.09%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Precise Air Systems, Inc	(#,^)	5467 W San Fernando Rd, Los Angeles, CA 90039	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/8/2029	231.0	231.0	211.8	0.06%
D & S Village Hardware LLC dba Cedar Mountain Country Store & Samantha	(#,^)	76 Ranch Rd a/k/a 3695 Movie Ranch Rd, Duck Creek, UT 84762	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/8/2044	196.2	196.2	218.4	0.06%
Wildflour Bakery & Cafe LLC	(#,^)	5137 Clareton Dr Ste 100,110 & 120, Agoura Hills, CA 91301	Food Manufacturing	Term Loan	Prime plus 2.75%	3/8/2029	76.8	76.8	69.6	0.02%
SG Welch Inc dba Sparks Auto Service	(#,^)	19138 Molalla Ave, Oregon City, OR 97045	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/8/2029	54.9	54.9	50.6	0.01%
Seeds of Knowledge Creative Learning Center LLC	(#,^)	15101 West McNichols Rd, Detroit, MI 48235	Social Assistance	Term Loan	Prime plus 2.75%	3/7/2044	21.9	21.9	24.3	0.01%
Doble Rentals, L.L.C , Doble Rentals 2, LLC, Doble Rentals 3, LLC	(#,^)	487 Elizabeth Lake Rd, Waterford, MI 48328	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/4/2029	138.1	138.1	125.2	0.04%
NY Scoops LLC dba Cool Suppliers and Breakneck Road LLC	(#,^)	20 Silver Fox Lane, Sussex, NJ 7461	Food Manufacturing	Term Loan	Prime plus 2.75%	2/28/2029	44.0	44.0	43.6	0.01%
Wooter Apparel, Inc	(#,^)	727 Page Ave., Staten Island, NY 10307	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/28/2029	43.5	43.5	40.1	0.01%
Monkey Bones LLC	(#,^)	3361 Dayton Xenia Rd, Beavercreek, OH 45432	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2044	19.0	19.0	21.6	0.01%
Woodard Electric Services, Inc.	(#,^)	1600 Carter Cove Rd, Hayesville, NC 28904	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2029	18.8	18.8	17.3	0.01%
Shah Medical Center SC & Heeena Shyamani	(#,^)	484 Summit St, Elgin, IL 60120	Hospitals	Term Loan	Prime plus 2.75%	2/28/2044	246.6	246.6	255.5	0.08%
Matrix Z LLC	(#)	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	11.1	11.1	11.5	—%
Merdad Dentistry PLLC dba Easy Dental Care	(#,^)	7522 Old Linton Hall Rd, Gainesville, VA 20155	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/26/2029	13.7	13.7	12.4	—%
Harbor Management Company Inc dba Jamba Juice	(#,^)	5501 Josh Birmingham Pkwy Concourse A, Charlotte, NC 28208	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2029	130.6	130.6	119.6	0.04%
Mia Restoration Inc dba PuroClean and Puroclean of Morristown NJ	(#,^)	3633 B Hill Rd, Parsippany, NJ 7054	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/21/2029	35.9	35.9	33.4	0.01%
Citiline Cafe At Jacobs Plaza, LLC dba Citiline Cafe	(#,^)	12140 Wickchester Ln STE 130, Houston, TX 77079	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	42.3	42.3	38.4	0.01%
Bowl 360 Inc.	(#,^)	98-18 Rockaway Blvd, Ozone Park, NY 11417	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	141.6	141.6	136.6	0.04%
Rob Barletta's Hockey School, Inc	(#,^)	2130 Providence Hwy, Walpole, MA 2081	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	2/19/2029	94.8	94.8	99.2	0.03%
Bowl 360 Inc.	(#,^)	98-18 Rockaway Blvd, Far Rockaway, NY 11417	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	121.4	121.4	110.5	0.03%
Outler Transportation Services,LLC	(#,^)	3775 Carriage Downs CT SW, Snellville, GA 30039	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/19/2029	39.8	39.8	36.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

M & M Burgers Inc dba Checkers	(#,^)	530 Willis Ave, Bronx, NY 10455	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	100.8	100.8	93.1	0.03%
Integris Roofing, Inc	(#,^)	1174 Yellostone Drive, Lake Arrowhead, CA 92532	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/15/2029	19.6	19.6	17.8	0.01%
Tony Herring & Associates, Inc	(#,^)	211 West Camellia Drive, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/14/2029	13.1	13.1	13.7	—%
Gateway Veterinary Services, P.C. dba Liberty Animal Clinic	(#,^)	9212 Liberty Ave, Ozone Park, NY 11417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/14/2044	134.4	134.4	153.2	0.05%
Par-Man, Inc. dba Rockstar Tattoo	(#,^)	450 Fremont St #109 and 113, Las Vegas, NV 89101	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	2/14/2029	54.5	54.5	49.8	0.01%
KHSE Parks, Inc.	(#,^)	600 West Charles St, Matthews, NC 28105	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/14/2029	69.9	69.9	63.4	0.02%
Precedence Enterprises LLC dba Spartan Junk Removal	(#,^)	8101 Sandy Spring Rd Ste 250N, Laurel, MD 20707	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/8/2029	13.8	13.8	13.2	—%
Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 78249	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/8/2029	3.3	3.3	3.2	—%
Shepherd Fitness, LLC dba Workout Anytime Ooltewah	(#,^)	9408 Apison Pike, Ste 11, Ooltewah, TN 37363	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/8/2029	147.3	147.3	140.1	0.04%
EJGR Corp dba Brite Energy Solutions	(#,^)	87 Main St Upper Level, Hastings-on-Hudson, NY 10706	Utilities	Term Loan	Prime plus 2.75%	2/8/2029	54.4	54.4	49.5	0.01%
Creative Counseling Nashville PLLC	(#,^)	4119 Gallatin Pike, Nashville, TN 37216	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/7/2029	1.9	1.9	1.8	—%
RIHAHN INC dba RDBL, INC.	(#,^)	1397 McGuire Rd, Lamar, AR 72846	Forestry and Logging	Term Loan	Prime plus 2.75%	2/5/2029	6.0	6.0	6.3	—%
Hernando Beach Motel Inc.,The Purple Cow House of Pancake Inc	(#,^)	4291 Shoal Line Blvd, Hernando Beach, FL 34607	Accommodation	Term Loan	Prime plus 2.75%	2/1/2029	13.1	13.1	13.7	—%
Jesus and Son's Landscape Contractors, LLC	(#,^)	4371 Durham Court, Denver, CO 80239	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2029	50.1	50.1	46.5	0.01%
Employer Resource Services LLC dba Data Pool	(#,^)	500 Research Rd, Richmond, VA 23236	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2029	31.3	31.3	28.4	0.01%
MYC Motors Inc	(#,^)	3808 Vegas Drive, Las Vegas, NV 89108	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/30/2044	72.9	72.9	83.0	0.02%
FNF LLC dba WineStyles	(#,^)	11109 Old Seward Hwy, Anchorage, AK 99515	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/22/2029	214.1	214.1	194.2	0.06%
IGWT Coffee, LLC dba PJ's Coffee of New Orleans	(#,^)	414 Union St, Nashville, TN 37219	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2029	71.4	71.4	64.7	0.02%
MMC Investors, LLC dba Clean Juice	(#,^)	2879 W 95th St Ste 195, Naperville, IL 60564	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2029	76.9	76.9	71.0	0.02%
Hilco Athletics & Graphics Inc	(#,^)	55 Green Hill St, West Warwick, RI 2816	Apparel Manufacturing	Term Loan	Prime plus 2.75%	1/16/2044	66.9	66.9	76.2	0.02%
Fluid Connections LLC dba BurgerIM	(#,^)	174 El Cerrito Plaza, El Cerrito, CA 94530	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	54.1	54.1	51.7	0.02%
CMLCLEARWATERBEACH.LLC dba Cousins Maine Lobster	(#,^)	309 Coronado Drive, Clearwater Beach, FL 33767	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/11/2029	78.1	78.1	71.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

HSR Tacos LLC dba California Tortilla	(#,^)	11694 Sudley Manor Drive, Manassas, VA 20109	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	47.2	47.2	42.8	0.01%
Rashed and Shabila LLC	(#,^)	14865 Hwy 92, Woodstock, GA 30188	Gasoline Stations	Term Loan	Prime plus 2.75%	1/4/2029	19.5	19.5	18.7	0.01%
Romain Tower Inc. David Romaine, Sugar Land Crane and Rigging, LLC	(#,^)	215 S Persimmon St,, Tomball, TX 77375	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/31/2028	210.6	210.6	190.9	0.06%
The Chop House Inc.	(#,^)	191 Old Tower Hill Rd., South Kingstown, RI 2879	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2043	541.6	541.6	584.0	0.17%
Capitol Fitness Inc. dba Anytime Fitness Shelby	(#,^)	49045 Van Dyke Ave, Shelby Charter Township, MI 48317	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/28/2028	10.1	10.1	9.8	—%
Galt Insurance Group of Bonita Springs, LLC & Bonita Safety Institut	(#,^)	10911 Bonita Beach Rd SE Unit 104 A & 104B, Bonita Springs, FL 34135	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/28/2043	18.2	18.2	20.7	0.01%
Superior Concepts Acquisition Corp	(#,^)	1710 Tiles Court, Grand Haven, MI 49417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2043	497.4	497.4	525.1	0.15%
Nix and Nix Funeral Home North Inc,	(#,^)	1621 W. Dauphin St, Philadelphia, PA 8065	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	556.7	556.7	622.4	0.18%
Superior Concepts Acquisition Corp	(#,^)	1710 Tiles Ct, Grand Haven, MI 49417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2028	105.5	105.5	99.6	0.03%
American Rewinding of NC Inc dba MTS	(#,^)	1825 N Rocky River Rd, Monroe, NC 28110	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2028	376.5	376.5	356.4	0.11%
Omega Funeral and Cremation Services,LLC	(#,^)	9503 Kenwood Rd, Cincinnati, OH 45242	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	331.9	331.9	359.4	0.11%
Medworxs Inc.	(#,^)	6857 Timbers Drive, Evergreen, CO 80439	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2028	9.0	9.0	8.2	—%
East Breeze LLC dba Historic Springdale Pub and Eatery	(#,^)	32302 East Historic Columbia River Hwy, Corbett, OR 97019	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2043	124.5	124.5	137.8	0.04%
Fave Realty Inc.	(#,^)	74 Larkfield Rd, East Northport, NY 11731	Real Estate	Term Loan	Prime plus 2.75%	12/27/2043	119.9	119.9	136.7	0.04%
Green Valley Landscape Management Inc. dba Apopka Mower and Equipment	(#,^)	2975 W Orange Blossom Trail, Apopka, FL 32712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2043	450.7	450.7	483.5	0.14%
Reservations Unlimited LLC	(#)	312 W Main St, Red River, NM 87558	Real Estate	Term Loan	Prime plus 2.75%	12/26/2043	138.1	138.1	152.9	0.05%
BD Branson Victorian LLC dba Branson Victorian Inn	(#,^)	450 South Hwy 165, Branson, MO 65616	Accommodation	Term Loan	Prime plus 2.75%	12/24/2043	483.3	483.3	536.9	0.16%
RM Hawkins LLC	(#,^)	5141 Topaz Drive, Colorado Springs, CO 80918	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/24/2028	257.6	257.6	246.2	0.07%
Timios Enterprises Corp dba Palm Court	(#,^)	1912 N Arlington Heights Rd., Arlington Heights, IL 60004	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2043	688.3	688.3	752.4	0.22%
LP Industries, Inc and Playground Packages, LLC	(#,^)	2040 Norwood, Lenoir, NC 28645	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	83.1	83.1	75.4	0.02%
D.A.F.S Transport, LLC	(#,^)	207 S. Teresa St, Monahans, TX 79756	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	564.1	564.1	571.3	0.17%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sesolinc GRP, Inc.	(#,^)	806 Randy Lowery Rd, Statesboro, GA 30461	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	322.2	322.2	311.3	0.09%
The Law Office of Jared E. Shapiro, P.A	(#,^)	7777 Glades Rd, Ste 100, Boca Raton, FL 33434	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	9.7	9.7	8.7	—%
Royalty Freight Inc	(#,^)	3728 W McKinley Ave, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	83.8	83.8	75.9	0.02%
Fifth Wheel Truck Stop 001, Inc.	(#,^)	3767 South Golden State Blvd, Fresno, CA 93725	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2028	88.5	88.5	80.1	0.02%
Burgess and Dudley, Incorporated	(#,^)	24462 NW 9th Place, Newberry, FL 32669	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/21/2028	204.3	204.3	192.4	0.06%
Diamond Estates LLC	(#,^)	110 Court St Ste 1, Cromwell, CT 6416	Construction of Buildings	Term Loan	Prime plus 2.75%	12/21/2028	64.4	64.4	58.3	0.02%
Kyle M Walker DDS, PC	(#,^)	1402 W Park Ave, Orange, TX 77630	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	98.6	98.6	89.2	0.03%
Baseline Health, LLC & Baseline Health Management, LLC	(#,^)	1101 Stewart Ave Ste 104, Garden City, NY 11530	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	102.2	102.2	94.2	0.03%
Precision Bytes LLC dba Tower Connect	(#,^)	607 West Magnolia Ave, Fort Worth, TX 76104	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	112.0	112.0	101.3	0.03%
Cammarata Associates LLC	(#,^)	5 Greentree Center, Marlton, NJ 8053	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	12/21/2028	64.4	64.4	58.3	0.02%
Accel Compression Inc.,Accel Workover Services Inc dba Mica Tool	(#,^)	4500 S Country Rd, Odessa, TX 79768	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/21/2044	166.2	166.2	189.7	0.06%
C&D Trucking & Equipment Service, Inc.	(#,^)	4015 Jennings Rd, Cleveland, OH 44109	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2043	113.6	113.6	129.4	0.04%
ETS Tree Service Inc and Eastern Tree Service, Inc	(#,^)	4813 Pinson Valley Parkway, Birmingham, AL 35215	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2028	197.6	197.6	189.4	0.06%
Local Liberty Inc dba The Wardsboro Country Store	(#,^)	23 Main St, Wardsboro, VT 5355	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/20/2043	150.7	150.7	166.9	0.05%
Graff Excavating, Inc	(#,^)	803 E State St, Toledo, IA 52342	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2028	168.0	168.0	154.1	0.05%
Alaska Motor Home Inc	(#,^)	6633 Brayton Drive, Anchorage, AK 99507	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	259.0	259.0	250.3	0.07%
Flashii App, Inc.	(#,^)	75 E Santa Clara St, San Jose, CA 95113	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	53.7	53.7	56.1	0.02%
CK Green Partners, LLC dba Reis and Irvy"s Columbus	(#,^)	5010 Augusta Drive, Westerville, OH 43082	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/20/2029	167.5	167.5	162.8	0.05%
Hotel Compete, LLC	(#,^)	223 W Jackson Blvd, Chicago, IL 60606	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	53.7	53.7	48.6	0.01%
Healthy and Fresco LLC	(#,^)	1671 Belle Isle Ave Ste 110- Office C, Mount Pleasant, SC 29464	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	39.6	39.6	37.0	0.01%
Yellow Fin Marine Services LLC, K Marine XI, LLC K Marine VIII, LLC	(#,^)	2043 Coteau Rd, Houma, LA 70364	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	401.9	401.9	417.5	0.12%
Roots N Shoots, LLC & Yardplus LLC	(#,^)	86 Boston Rd, Chelmsford, MA 1824	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2028	46.4	46.4	42.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Accent Comfort Services, LLC	(#,^)	5035 W. W.T. Harris Blvd Ste C, Mecklenburg, NC 28269	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	59.1	59.1	53.9	0.02%
The Cromer Company	(#,^)	9800 NW 78th Ave, Hialeah Gardens, FL 33016	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/19/2028	440.2	440.2	399.5	0.12%
JejoJesi Corp dba Dukunoo Jamaican Kitchen, Dunkunoo	(#,^)	316 NW 24th St, Miami, FL 33180	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2029	64.5	64.5	61.9	0.02%
Sheldon T Banks and Sheldon T Banks LLC dba Serenity Funeral chapel ll	(#)	G-2340 West Carpenter Rd, Flint, MI 48505	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2044	410.7	410.7	455.0	0.13%
Ventures TBD LLC dba The Bottle Tree	(#,^)	102 Davis St, Belmont, NC 28012	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2043	95.9	95.9	103.0	0.03%
Cordoba Foods LLC, Multi Logistics Network Inc, Karina Mena	(#,^)	4477 E 11th Ave, Hialeah, FL 33013	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2028	272.8	272.8	257.5	0.08%
Alpha Omega Trucking LLC	(#,^)	14432-14452 Stateline Rd, Brookings, OR 97415	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2028	60.2	60.2	62.9	0.02%
YBL Restaurant Group LLC dba Tropisueno	(#,^)	75 Yerba Buena Lane, San Francisco, CA 94103	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/14/2029	336.5	336.5	307.3	0.09%
Healthy Human, LLC	(#,^)	1007 Johnnie Dodds Blvd., Ste 123, Mount Pleasant, SC 29464	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2028	107.3	107.3	97.1	0.03%
Fitness Orlando LLC & Fitness Orlando Oviedo, LLC	(#,^)	160 Tuskawilla Rd Ste 1214, Winter Springs, FL 32708	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/14/2028	236.5	236.5	222.5	0.07%
Aero Consulting and Engineering Inc	(#,^)	7941 NW 3rd St, Plantation, FL 33324	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2028	13.2	13.2	12.0	—%
Peanut Butter & Co., Inc.	(#,^)	119 West 57th St, Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/14/2028	214.8	214.8	194.4	0.06%
Alpha Landscape Contractors, Inc	(#,^)	2823 Fllintstone Rd, Millers, MD 21102	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/14/2029	286.8	286.8	272.2	0.08%
Mediterranean Tastes Inc dba Mediterranean Tastes Since 1974	(#,^)	196-15 Northern Blvd, Flushing, NY 11318	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/14/2028	13.5	13.5	12.3	—%
L&M Services, LLC	(#,^)	560 Main St, Milford, UT 84751	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2043	194.2	194.2	211.9	0.06%
Sound Contracting LLC	(#,^)	148 Holmgren Place, Girdwood, AK 99587	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2043	191.5	191.5	207.4	0.06%
Sound Contracting LLC	(#,^)	148 Holmgren Place, Girdwood, AK 99587	Construction of Buildings	Term Loan	Prime plus 2.75%	12/14/2028	35.9	35.9	34.5	0.01%
Stony Creek Wellness Group, LLC	(#,^)	264 Church St, Guilford, CT 6437	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/14/2043	95.9	95.9	106.3	0.03%
The Miller Center for Esthetic Excellence,	(#,^)	22 Old Short Hills Rd,, Livingston, NJ 7039	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2043	378.2	378.2	391.2	0.12%
OC Helicopters LLC	(#,^)	19711 Campus Drive Ste 260, Santa Ana, CA 92707	Air Transportation	Term Loan	Prime plus 2.75%	12/13/2028	77.1	77.1	80.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Plan B Burger LLC	(#,^)	484 Farmington Ave, Hartford, CT 6105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/13/2029	903.4	903.4	854.1	0.25%
Burton Realty Co., Inc dba Anchor Realty, Northeast	(#,^)	2200 Michener St, Ste 12, Philadelphia, PA 19115	Real Estate	Term Loan	Prime plus 2.75%	12/13/2028	260.4	260.4	235.6	0.07%
D for Dream LLC dba Blo Blow Dry Bar Inc	(#,^)	460 East 3rd Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/13/2029	66.7	66.7	60.6	0.02%
Tapia Auto Care, LLC dba Shoreline Quick Lube and Car Wash	(#,^)	2 Center Rd,, Old Saybrook, CT 6475	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/13/2043	948.9	948.9	1,014.3	0.30%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd, Ste 111, Joliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/12/2029	8.8	8.8	8.0	—%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	575 Panama Lane, Bakersfield, CA 93307	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/12/2043	116.5	116.5	125.2	0.04%
Behind The Scenes Chicago, LLC dba Paramount Events	(#,^)	1750 W Lake St, Chicago, IL 60612	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	221.4	221.4	221.7	0.07%
Ashwood Food Services Inc. dba Jake Rooney's	(#,^)	119 Brooks Rd, Harwich Port, MA 2646	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/12/2043	208.8	208.8	233.4	0.07%
Airstrike Firefighters LLC	(#,^)	18115 62nd Ave NE, Kenmore, WA 98028	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	12/12/2028	1,074.1	1,074.1	1,047.9	0.31%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	575 Panama Lane, Bakerfield, CA 93307	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/12/2029	51.6	51.6	46.8	0.01%
Ashwood Food Services, Incorporated dba Jake Rooney's	(#,^)	119 Brooks Rd, Harwich Port, MA 2646	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	58.1	58.1	55.0	0.02%
EMES Supply, LLC	(#,^)	35622 Vine St, EastLake, OH 44095	General Merchandise Stores	Term Loan	Prime plus 2.75%	1/11/2029	107.4	107.4	99.4	0.03%
White Wilson & Associates LLC	(#,^)	16238 Louis Ave., South Holland, IL 60473	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/11/2043	41.3	41.3	44.3	0.01%
B&B Bodega of Delray LLC	(#,^)	190 NE 2nd Ave, Delray Beach, FL 33444	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/11/2029	13.0	13.0	11.8	—%
Googlyoogly, LLC dba Bi-Rite Supermarket	(#,^)	10867 W Jefferson Ave, River Rouge, MI 46218	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/11/2043	197.1	197.1	211.9	0.06%
Hilltop Wine Shop, Inc dba Hiltop Wine Shop	(#,^)	7505 Highland Rd, White Lake, MI 48383	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2043	124.3	124.3	135.5	0.04%
Duck's Nuts Inc dba Pet Place Market	(#,^)	212 Bendigo Blvd. N, North Bend, WA 98045	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/11/2029	37.3	37.3	35.9	0.01%
TFE Resources ,LTD	(#,^)	11 Easter Court Ste G, Owings Mills, MD 21117	Utilities	Term Loan	Prime plus 2.75%	1/11/2029	514.1	514.1	479.5	0.14%
Oregon Medical Training Private Career School Inc.	(#,^)	1126 Gateway Loop, Ste 108, Springfield, OR 97702	Educational Services	Term Loan	Prime plus 2.75%	1/11/2029	34.4	34.4	31.2	0.01%
ZLM Services LLC	(#,^)	51343 Oro Rd, Shelby Township, MI 33444	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/10/2029	34.4	34.4	31.2	0.01%
Team Henry, LLC dba Kelly Automotive of Deltona	(#,^)	1290 Doyle Rd, Deltona, FL 32725	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2043	379.9	379.9	407.1	0.12%
Food Service Industry Consultants Inc.	(#,^)	1465 Kelly Johnson Blvd, Colorado Springs, CO 80920	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/7/2029	62.0	62.0	56.4	0.02%
CET Inc	(#,^)	4709 N El Capitan Ave. Ste 205, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	1/6/2029	1,057.3	1,057.3	993.2	0.29%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Metro R Services Inc. and Metal & Roof Supplies Inc.	(#,^)	20 Universal Place, Carlstadt, NJ 7072	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/6/2029	178.5	178.5	186.7	0.06%
Unique Home Solutions Inc. and Unique Home Solutions of Ohio	(#,^)	5550 Progress Rd, Indianapolis, IN 46241	Construction of Buildings	Term Loan	Prime plus 2.75%	1/5/2029	218.6	218.6	228.6	0.07%
Consulting Solutions, Inc and Mark Luciani	(#,^)	3000 N Federal Hwy, Ste 1, Fort Lauderdale, FL 33306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/5/2029	50.4	50.4	45.7	0.01%
Little West LLC, 340 Group LLC, Retail West LLc, Andrew W Walker	(#,^)	342 South La Brea Ave, Los Angeles, CA 90036	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2029	77.1	77.1	70.6	0.02%
Levine Daycare Inc dba Kids R Kids	(#,^)	415 Woodbury Rd, Orlando, FL 32828	Social Assistance	Term Loan	Prime plus 2.75%	1/5/2029	232.3	232.3	221.4	0.07%
The Altitude Group LLC	(#,^)	949 A Clint Moore Rd, Boca Raton, FL 33487	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/4/2029	122.5	122.5	111.6	0.03%
Access Staffing, LLC	(#,^)	360 Lexington Ave 8th Floor, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/4/2029	167.1	167.1	151.5	0.04%
York Concrete Corp	(#,^)	1 Plumb CT., Huntington Station, NY 11746	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2043	194.2	194.2	219.5	0.06%
Swantown Inn and Spa, LLC	(#,^)	1431 11th Ave SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus 2.75%	1/3/2029	11.6	11.6	12.1	—%
Hernando Beach Motel LLC,The Purple Cow House o APancake AInc.	(#,^)	4291 Shoal Line Blvd, Hernando Beach, FL 34607	Accommodation	Term Loan	Prime plus 2.75%	11/30/2043	218.2	218.2	248.4	0.07%
Water Station Holdings LLC	(#,^)	1104 N Keystone Ave, Indianapolis, IN 46201	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/30/2028	592.1	592.1	578.2	0.17%
Cabrera's Auto Services LLC	(#,^)	2206 N Central Ave, Chicago, IL 60639	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2043	78.7	78.7	86.5	0.03%
Microplex Co, Third Market LLC	(#,^)	244 Spokane Ave, Whitefish, MT 59937	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/30/2028	140.9	140.9	127.7	0.04%
Luxury Furniture, Inc.dba Venicasa & Luxe Home Interiors	(#,^)	13762 W State Rd 84, Davie, FL 33325	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2028	106.8	106.8	108.1	0.03%
Tammy's Place LLC	(#,^)	235 North Mosby Ave, Littleton, NC 27850	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2044	426.6	426.6	483.9	0.14%
JJB Production LLC	(#,^)	458 N 7th St, Newark, NJ 7107	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/29/2028	6.3	6.3	5.7	—%
Albert M Quashie, DDS, PC	(#,^)	3331 Toledo Terrace Ste 308, Hyattsville, MD 20782	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/29/2028	74.8	74.8	73.1	0.02%
Albert M. Quashie, DDS, PC	(#,^)	3331 Toledo Terrace Ste 308, Hyattsville, MD 20782	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/29/2043	63.1	63.1	68.3	0.02%
Sky Wonder Pyrotechnics, LLC dba Sky Wonder Fire and Safety Gear Up	(#,^)	3626 CR 203, Liverpool, TX 77577	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/28/2043	419.9	419.9	477.9	0.14%
Extreme Granite Corp	(#,^)	251 NW 1st St, Deerfield Beach, FL 33441	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/28/2043	181.9	181.9	204.5	0.06%
True Love Christian Academy LLC	(#,^)	466 E Raines Rd, Memphis, TN 38109	Social Assistance	Term Loan	Prime plus 2.75%	12/28/2043	40.7	40.7	45.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Level Up Gaming, Inc	(#,^)	1132 Creighton Rd, Pensacola, FL 32504	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/28/2043	87.3	87.3	92.6	0.03%
BEK Holdings LLC, Veseli Fine Art Galleries, LLC, Trusted.com LLC	(#,^)	12930 Worldgate Drive, Herndon, VA 20170	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	1,109.5	1,109.5	1,158.1	0.34%
Best Global Alternative North, LLC	(#,^)	69 Lewis Ave, Atlantic Beach, NY 11509	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/21/2028	75.0	75.0	67.8	0.02%
M.A.W. Enterprises LLC dbaY-Not Pizza	(#,^)	45 E Main St, New Palestine, IN 46163	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/21/2028	19.2	19.2	18.4	0.01%
Thames Aquatic Club, LLC	(#,^)	14 Iron St, Ledyard, CT 6339	Educational Services	Term Loan	Prime plus 2.75%	10/21/2029	39.6	39.6	41.7	0.01%
On Call Electrical of Georgia LLC	(#,^)	2120 Plaster Bridge Rd NE, Atlanta, GA 30324	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/20/2043	644.4	644.4	695.7	0.21%
Commonwealth Warehouse Inc	(#,^)	11013 Kenwood Rd., Cincinnati, OH 45242	Warehousing and Storage	Term Loan	Prime plus 2.75%	12/20/2028	361.7	361.7	350.1	0.10%
K & A Automotive Inc	(#,^)	2070 Nooseneck Hill Rd, Coventry, RI 2816	Gasoline Stations	Term Loan	Prime plus 2.75%	11/19/2043	118.5	118.5	132.5	0.04%
High Desert Transport, Inc.	(#,^)	2015 Woodspring Terrace, Henderson, NV 89012	Truck Transportation	Term Loan	Prime plus 2.75%	12/19/2028	66.5	66.5	62.2	0.02%
Saunders Management LLC dba Northern Light Espresso Bar and Cafe	(#,^)	536 Spruce St, Scranton, PA 18503	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2028	34.6	34.6	36.1	0.01%
Cali Fit Meals	(#,^)	3450 East Orangethrope Ave, Anaheim, CA 92806	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	53.4	53.4	48.5	0.01%
Cocomo Joe's LLC	(#,^)	3949 New Rd, Youngstown, OH 44515	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	0.6	0.6	0.5	—%
Beau & HB Inc dba Beau's Billiard, Bowling & Arcade	(#,^)	100 Village Rd, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	37.6	37.6	38.1	0.01%
Beau & HB Inc dba Beau's Billard, Bowling & Arcade	(#,^)	100 Village RD, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/16/2043	68.4	68.4	74.5	0.02%
Allegro Assisted Living Services of Texas LLC	(#,^)	3400 Remington Dr, Plano, TX 75023	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/15/2043	58.9	58.9	67.0	0.02%
Schafer Fisheries Inc.	(#,^)	21985 Waller Rd, Fulton, IL 61252	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/14/2028	43.7	43.7	45.6	0.01%
US Dedicated LLC	(#,^)	13410 SE 26th Circle, Vancouver, WA 98683	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2028	374.3	374.3	344.2	0.10%
Salon Femi LLC	(#,^)	1107 BRd St, Bloomfield, NJ 7003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/9/2028	6.4	6.4	6.3	—%
McNeill Stokes	(#,^)	5372 Whitehall Pl SE, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2028	5.8	5.8	5.2	—%
Vancole Investments, Inc. dba Smoothie King #913	(#,^)	876 Virginia Ave, Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/7/2044	406.1	406.1	436.5	0.13%
Peter Thomas Roth Labs LLC and June Jacobs Labs, LLC	(#,^)	460 Park Ave, Floor 16, New York, NY 10022	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/1/2028	277.6	277.6	251.1	0.07%
Modutech Marine Inc	(#,^)	2218 Marine View Drive, Tacoma, WA 98422	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/1/2028	320.5	320.5	334.6	0.10%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Steele Security, LLC dba Signal 88 Security of San Antonio	(#,^)	11230 West Ave, Ste 2210, San Antonio, TX 78213	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/31/2028	94.2	94.2	86.2	0.03%
Abington Caregivers, LLC	(#,^)	7804 Montgomery Ave Unit 3-6, Elkins Park, PA 19027	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2043	121.9	121.9	134.3	0.04%
C.A.T.I. Armor, LLC	(#,^)	435 Packard Hwy, Charlotte, MI 48813	Apparel Manufacturing	Term Loan	Prime plus 2.75%	10/30/2043	203.9	203.9	220.7	0.07%
Organic Juice Bar Wexford LLC dba The OJB "The Organic Juice Bar"	(#,^)	1500 Village Run Rd, Wexford, PA 15090	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2029	70.0	70.0	64.6	0.02%
UK, LLC dba Pita Pit	(#,^)	20038 West Valley HWY, Kent, WA 98032	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2029	53.2	53.2	49.4	0.01%
Ohio Gold & Pawn LLC, Our New Building LLC and Corey Fischer	(#,^)	3970 Everhard Rd, NW, Canton, OH 44709	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/26/2028	124.8	124.8	130.3	0.04%
The Face Place, LLC dba Classic Aesthetics	(#,^)	4268 Cahaba Heights CT Ste 115, Vestavia, AL 35243	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/25/2028	8.5	8.5	7.7	—%
Bellas Sports Pub, Inc dba Brewmasters Tavern	(#,^)	1152 Main St, Coventry, RI 2816	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2043	67.2	67.2	76.1	0.02%
Shovels and Whiskey LLC	(#,^)	446 SE Washington St, Hillsboro, OR 97123	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	10/16/2043	74.2	74.2	82.8	0.02%
Hackstaff Restaurants LLC	(#,^)	248 W 1st. St Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	141.9	141.9	131.1	0.04%
TA Coleman, LLC dba Tom's Truck Shop	(#,^)	2101 Route 610, Woodbine, NJ 8270	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/12/2028	5.0	5.0	4.8	—%
Cater To You Agency, LLC, dba Cater To You	(#,^)	1319 Sherrick Rd SE, Canton, OH 44707	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/11/2043	21.8	21.8	23.7	0.01%
Faydon, Inc	(#,^)	1905 W Baker St, Ste A, Plant City, FL 33567	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/10/2028	63.7	63.7	66.5	0.02%
MB Click It Photography, LLC	(#,^)	100 Manchester Ranch Place, Aynor, SC 29511	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/10/2043	37.1	37.1	41.2	0.01%
Wellfleet Consulting Inc.	(#,^)	2275 Research Blvd Ste # 500, Rockville, MD 20850	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/9/2028	12.7	12.7	11.5	—%
Apps Inc and Market Share Inc.	(#,^)	80 Main St, Old Saybrook, CT 6475	Telecommunications	Term Loan	Prime plus 2.75%	10/5/2028	75.8	75.8	68.6	0.02%
Moore Care LLC	(#,^)	8550 United Plaza Blvd., Baton Rouge, LA 79809	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/4/2028	44.0	44.0	39.8	0.01%
JAM Media Solutions LLC	(#,^)	11 Netherwood Terrace, East Orange, NJ 7017	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2028	768.2	768.2	714.2	0.21%
Throop Family Holdings, Inc	(#,^)	7130 Crater Lake, White City, OR 97603	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2043	621.5	621.5	672.2	0.20%
A-1 Van Sevices, Inc.	(#,^)	154 Sandy Creek Rd, Verona, PA 15147	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/28/2028	90.7	90.7	90.4	0.03%
SwabCo Inc.	(#,^)	2341 East Ellis St, Leveland, TX 79336	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/28/2043	908.2	908.2	991.4	0.29%
Rami Technology USA, LLC	(#,^)	10400 NW 33rd St, Miami, FL 33172	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	151.2	151.2	137.9	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Burd Brothers Inc.	(#,^)	4005 Borman Drive, Batavia, OH 45103	Truck Transportation	Term Loan	Prime plus 2.75%	9/28/2028	450.5	450.5	441.7	0.13%
La Venezia Corporation dba La Venezia Ballroom & Robertos Lounge	(#,^)	4646 SE 11th Place, Cape Coral, FL 33904	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2043	320.1	320.1	353.8	0.10%
Blackwater Diving, LLC	(#,^)	112 Forrest Rd, Morgan City, LA 70380	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2028	670.7	670.7	622.2	0.18%
Quality Electric & Data	(#,^)	85 Franklin Rd Unit 9B, Dover, NJ 7801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2028	83.8	83.8	82.4	0.02%
Blue Seven, LLC	(#,^)	11111 San Jose Blvd, Ste 70, Jacksonville, FL 32223	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/27/2029	50.9	50.9	48.0	0.01%
Quality Electric & Data Inc.	(#,^)	85 Franklin RD Unit 9B, Dover, NJ 7801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2043	125.3	125.3	134.0	0.04%
Action Barricade Company, LLC and Barricade Holding LLC	(#,^)	1802 N 27th Ave, Phoenix, AZ 85009	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/27/2028	259.0	259.0	255.6	0.08%
LG Law Center, Inc	(#,^)	15452 Amar Rd, La Puente, CA 91744	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2028	12.6	12.6	11.7	—%
TFR Transit Inc, The Free Ride Inc, South Florida Free Ride Inc.,Tag-A	(#,^)	777 South Flagler Drive Ste 800W, West Palm Beach, FL 33401	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	104.8	104.8	101.3	0.03%
Catherine Brandon, PSY.D., Inc dba Kenneth A Deluca, PH.D., & Assoc	(#,^)	35888 Center Ridge Rd, Ste 5 & 6, North Ridgeville, OH 44039	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2028	99.3	99.3	90.2	0.03%
US Shipping Trans Inc, Esteem Trucking Inc	(#,^)	16102 Sweetwater Court, Lathrop, CA 95330	Truck Transportation	Term Loan	Prime plus 2.75%	9/26/2028	706.6	706.6	709.3	0.21%
Dentistry By Design, P.C	(#,^)	315 Walt Whitman Rd Ste 204-205, South Huntington, NY 11746	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2028	12.6	12.6	11.7	—%
Ace Auto Recovery, Inc.	(#,^)	1209 North Lane Ave, Jacksonville, FL 32254	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2043	154.1	154.1	170.2	0.05%
LTS School, Inc.	(#,^)	3731 NW 9th Ave, Deerfield Beach, FL 33064	Educational Services	Term Loan	Prime plus 2.75%	9/26/2043	97.7	97.7	111.2	0.03%
Above and Beyond Preschool LLC	(#,^)	672-678 Camellia Drive, Royal Palm Beach, FL 33411	Social Assistance	Term Loan	Prime plus 2.75%	9/26/2043	533.8	533.8	593.3	0.17%
Newsome Mobile Notary LLC	(#,^)	8153 12th Ave SW, Seattle, WA 98106	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2028	4.4	4.4	4.0	—%
Bhatti LLC, Bhatti 3 LLC, dba Auntie Annes	(#,^)	7219 Silver Mist Ave, North Chesterfield, VA 23237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/25/2028	105.1	105.1	98.3	0.03%

Phillip Ramos Upholstery Inc.	(#,^)	3835 Elm St, Denver, CO 80207	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2028	13.0	13.0	11.7	—%
D & D Optics Inc dba Sterling Optical	(#,^)	1487 East LaSalle Drive, Bismark, ND 58503	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	45.4	45.4	41.7	0.01%
DC Lofty, LLC,	(#,^)	301 I St NW, Washington, DC 20001	Accommodation	Term Loan	Prime plus 2.75%	9/21/2028	18.9	18.9	17.2	0.01%
Southern Services and Equipment, Inc	(#,^)	321 Bayou Rd, Saint Bernard, LA 70085	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2028	357.3	357.3	349.3	0.10%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Southern Services and Equipment, Inc.	(#,^)	321 Bayou Rd, Saint Bernard, LA 70085	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2043	202.3	202.3	214.8	0.06%
MillClem Corporation & Monticello Corporation	(#,^)	16660 Oak St, Dillwyn, VA 22936	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/21/2043	319.6	319.6	363.3	0.11%
The Garden Club, LLC	(#,^)	125 South DuBuque St, Iowa City, IA 52240	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/21/2028	5.7	5.7	5.1	—%
Tables and Bars Services, Inc and Tables and Bars Rentals, LLC	(#,^)	5051 Peachtree Corners Circle Ste #200, Norcross, GA 30092	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/20/2028	15.5	15.5	14.8	—%
Watearth Inc	(#,^)	445 South Figuerora Ste 3128, Los Angeles, CA 90071	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/19/2028	18.9	18.9	17.1	0.01%
Lewis River Golf Course, Inc.	(#,^)	3209 Lewis River Rd, Woodland, WA 98674	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/19/2043	482.4	482.4	548.5	0.16%
Super Station Inc	(#,^)	8855 N Country Rd 25A, Pique, OH 45356	Gasoline Stations	Term Loan	Prime plus 2.75%	9/19/2043	202.1	202.1	229.8	0.07%
Dash Point Distributing LLC, Dash Point Logistics LLC and Sara Consal	(#,^)	35000 Pacific Hwy, Federal Way, WA 98003	Truck Transportation	Term Loan	Prime plus 2.75%	9/19/2028	406.5	406.5	367.2	0.11%
C3 Capital, Inc	(#,^)	10010 N. Hampton Cove Lane, Indianapolis, IN 46236	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/19/2028	535.8	535.8	533.0	0.16%
M&P RV LLC dba M&P RV	(#,^)	10 Century Lane, Dillsburg, PA 17019	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/19/2043	105.4	105.4	119.8	0.04%
DB Talak LLC	(#,^)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/18/2043	147.2	147.2	160.4	0.05%
E & G Enterprises LLC dba Comfort Keepers	(#,^)	220 Middle St, Franklin, VA 23851	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/18/2028	5.0	5.0	4.6	—%
Pastel de Feira LLC dba Original Pastel De Feira	(#,^)	4244 Pine Ridge CT, Weston, FL 33331	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2028	5.1	5.1	4.9	—%
Glendale Grill Inc, Roddy Cameron, Jr & John K Symasko	(#,^)	65 Glendale St, Easthampton, MA 1027	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2043	168.9	168.9	184.9	0.05%
Culmination Motorsports, Inc.	(#,^)	160 W 91st Ave, Unit B, Anchorage, AK 99515	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2043	539.9	539.9	611.7	0.18%
L&M Equipment, Inc	(#,^)	Mile 2.5 Alaska Peninsula Hwy, Naknek, AK 99633	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/14/2043	1,206.1	1,206.1	1,330.7	0.39%
J & C Garcia LLC	(#,^)	26 BRd St, Alexander City, AL 35010	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/14/2028	62.0	62.0	57.3	0.02%
Baby's on Broadway LLC	(#,^)	47 East Broadway, Little Falls, MN 56345	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/14/2028	41.9	41.9	40.4	0.01%
Rihahn Inc. dba RDBL, Inc	(#,^)	1397 McGuire Rd, Lamar, AR 72846	Forestry and Logging	Term Loan	Prime plus 2.75%	9/14/2028	117.4	117.4	112.7	0.03%
QBS, LLC dba Sterling Optical Exton	(#,^)	211 W Lincoln Hwy, Exton, PA 19341	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/14/2028	68.1	68.1	62.1	0.02%
Innovim LLC	(#,^)	6401 Golden Triangle Drive Ste 200, Greenbelt, MD 20770	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/14/2028	95.4	95.4	86.2	0.03%
Innovative Network Solutions Inc	(#,^)	31567 West 10 Mile Rd, Farmington Hills, MI 48336	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/13/2028	105.1	105.1	97.6	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Underground Productions LLC dba 31 Escape	(#,^)	1731 Decatur Hwy, Fultandale, AL 35068	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2043	95.4	95.4	108.4	0.03%
Rancho Paving, Inc	(#,^)	339 Cypress Lane, El Cajon, CA 92020	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/10/2028	157.2	157.2	159.0	0.05%
Pool Guard of LA	(#,^)	10866 Washington Blvd, Apartment #24, Culver City, CA 90232	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/7/2028	18.8	18.8	17.1	0.01%
MurlinComputerCompany LLC dba Murlin Computer,	(#,^)	1014 Thompson Blvd Ste 38B, Sedalia, MO 65301	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/7/2028	13.1	13.1	12.1	—%
Pelican Executives Suites, LLC	(#,^)	2200 Colorado Ave Sutie 131, Santa Monica, CA 90404	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/7/2028	268.9	268.9	242.8	0.07%
NY Tent, LLC dba Tent Company of New York LLC, NY Tent Parent LLC	(#,^)	140141 Lakeland Ave, Bohemia, NY 11716	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/7/2028	270.2	270.2	263.6	0.08%
Dr. G's Urgent Care LLC	(#,^)	1425 S Congress Ave, Delray Beach, FL 33445	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2028	18.8	18.8	17.0	0.01%
Asheville Spine and Nerve Institute PC	(#,^)	190 Broadway St Ste 205, Asheville, NC 28801	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2043	87.2	87.2	98.7	0.03%
Trolley Express Philly, Inc dba Shuttlebee &Honeybee Transportation	(#,^)	3401 Market St Ste 200, Philadelphia, PA 19104	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/6/2028	7.6	7.6	7.3	—%
Living Centers Inc. dba Veranda House Senior Living	(#,^)	5129 E 5th St, Katy, TX 77493	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	8/31/2043	406.4	406.4	462.0	0.14%
LACCRB LLC dba PostNet	(#,^)	3250 Retail Dr Ste 120, Carson City, NV 89706	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/30/2028	12.7	12.7	11.7	—%
XL Soccer World Orlando. LLC, XL Soccer World Saco LLC, XL Sports World	(#,^)	825 Courtland St., Orlando, FL 32804	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/30/2043	433.5	433.5	492.9	0.15%
Stat Constructor L.P	(#,^)	9573 US Hwy 220, Stoneville, NC 27048	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/30/2028	88.1	88.1	91.8	0.03%
ARVAmethod LLC	(#,^)	516 N Ogden Ave # 150, Chicago, IL 60642	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2028	2.0	2.0	1.8	—%
Greenfield Hill Wines & Spirits, LLC	(#,^)	65 Hillside Rd, Fairfield, CT 6824	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2028	76.5	76.5	69.8	0.02%
Extreme Engineering, Inc.	(#,^)	598 Oliver Dr, Troy, MI 48084	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/29/2028	103.9	103.9	94.7	0.03%
Kotyark LLC dba Gibsonton Motel	(#,^)	11545 US Hwy 41S, Gibsonton, FL 33534	Accommodation	Term Loan	Prime plus 2.75%	8/29/2043	79.5	79.5	90.4	0.03%
Graphish Studio, Inc.	(#,^)	231 Main St, Stamford, CT 6901	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2028	6.2	6.2	5.6	—%
JFK Transportation Inc	(#,^)	4 Mechanic St, Natick, MA 1760	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/28/2028	129.3	129.3	119.0	0.04%
Atlas Geo-Constructors LLC	(#,^)	3466 Thomasville Rd Winston, Winston-Salem, NC 27107	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/24/2028	62.9	62.9	64.0	0.02%
Montana Life Group, LLC	(#,^)	8 N 9th Ave, Bozeman, MT 59715	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/24/2028	6.2	6.2	5.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Finn & Emma LLC	(#,^)	1275 Bloomfield Ave Building 5 Unit 28B, Fairfield, NJ 7004	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/24/2028	101.7	101.7	91.9	0.03%
Wearware Inc dba FlyWire Cameras	(#,^)	2204 Blackmoor Park Lane, Lexington, KY 40509	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	18.7	18.7	17.2	0.01%
Zash LLC dba Papa Murphy's take 'N' Bake Pizza	(#,^)	2303 White Bear Ave, Maplewood, MN 55025	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2028	35.1	35.1	33.4	0.01%
Buffalo Biodiesel Inc.	(#,^)	225 Sawyer Ave, Tonawanda, NY 14150	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/21/2028	1,053.1	1,053.1	1,066.9	0.31%
Ginekis Enterprises, Inc dba Locanda Veneta	(#,^)	8638 W Third St, Los Angeles, CA 90048	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/20/2028	72.0	72.0	65.4	0.02%
Geo Tek Alaska, Inc	(#,^)	2756 Commercial Drive, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/17/2044	123.4	123.4	135.7	0.04%
ATI Jet, Inc.	(#,^)	7007 Boeing Drive, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	8/16/2028	169.6	169.6	167.2	0.05%
Lewins Law, P.C.	(#,^)	7920 Belt Line Rd Ste 650, Dallas, TX 75254	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/16/2028	15.0	15.0	13.5	—%
GS Bath Inc	(#,^)	5335 E Kaviland Ave, Fresno, CA 93725	Truck Transportation	Term Loan	Prime plus 2.75%	8/15/2028	478.2	478.2	485.1	0.14%
Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 78257	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/14/2028	36.7	36.7	34.8	0.01%
L.A. Insurance Agency GA 10 LLC	(#,^)	6655 Tara Blvd. Ste 401, Jonesboro, GA 30236	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/10/2028	9.4	9.4	8.4	—%
Crystal Shores Inc. dba Shorewood Laundromat	(#,^)	700 West Jefferson St, Shorewood, IL 60404	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/9/2028	18.6	18.6	17.5	0.01%
Palanuk & Associates, Inc.dba Wolfpk	(#,^)	28110 SE Fern Drive, Boring, OR 97009	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/8/2028	85.2	85.2	77.6	0.02%
CJNR, LLC	(#,^)	208 East Main St, Elma, WA 98541	Accommodation	Term Loan	Prime plus 2.75%	8/7/2043	117.3	117.3	133.4	0.04%
Mercedes Cab Company, Inc	(#,^)	35 Alden St, Province Town, MA 2657	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/7/2028	108.1	108.1	100.8	0.03%
Ron's Pool and Spa Services LLC	(#,^)	1419 NE 30th St., Pompano, FL 33064	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/3/2028	3.1	3.1	2.8	—%
Alma Jacobsen,ODD Family Eye Care & Contact Lens LLC	(#,^)	1700 Nottingham Way Ste 12A, Hamilton, NJ 8619	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	8/3/2028	50.1	50.1	45.9	0.01%
20th Century Lanes, Inc dba West Seattle Bowl	(#,^)	4505 39 Ave SW, Seattle, WA 98116	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/3/2028	96.0	96.0	96.1	0.03%
Millwork Unlimited, Incorporated	(#,^)	8264 Pine Cay Rd, Wellington, FL 33414	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	8/2/2028	6.2	6.2	5.6	—%
Accel Compression Inc., Accel Workover Services, Inc	(#,^)	4500 S Country Rd, Odessa, TX 79765	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2043	289.6	289.6	312.5	0.09%
Accel Compression Inc., Accel Workover Services Inc. dba Mica Tool	(#,^)	4500 S. Country Rd 1310, Odessa, TX 79765	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2028	388.8	388.8	386.4	0.11%
Samy Optical LLC dba Site for Sore Eyes	(#,^)	1350 Travis Blvd Ste 1507A, Fairfield, CA 94533	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/1/2028	88.6	88.6	80.1	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

CSL Services Inc	(#,^)	7905 Browning Rd, Ste.312,314,316, Pennsauken, NJ 8109	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/27/2028	451.8	451.8	432.3	0.13%
Nunez Enterprises Corporation dba La Casa	(#,^)	3330 Piedmont RD NE, Atlanta, GA 30305	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/26/2028	6.3	6.3	5.7	—%
Relevant Elephant ,LLC	(#,^)	ON320 Woodvale St, Winfield, IL 60190	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2028	4.9	4.9	4.4	—%
TR Nails, LLC dba Simple Nails	(#,^)	158 Great Rd, Bedford, MA 1730	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/20/2028	52.0	52.0	46.9	0.01%
ZA Trucking LLC	(#,^)	5945 York Way, East Lansing, MI 48823	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2028	8.5	8.5	8.2	—%
674 Club LLC	(#,^)	674 N Orleans, Chicago, IL 60654	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2043	253.2	253.2	287.9	0.08%
Mother's Cantina LLC dba Mother's Cantina	(#,^)	2810 Philadephia Ave Unit #10, Ocean City, MD 21842	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/13/2028	56.7	56.7	52.1	0.02%
Smart-tel Communications LLC	(#,^)	9720 W. Colfax Ave Ste 100, Lakewood, CO 80215	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2028	17.4	17.4	18.2	0.01%
HQTRONICS LLC	(#,^)	10135 South Roberts Rd Ste 209, Palos Hills, IL 60465	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/13/2028	51.6	51.6	46.6	0.01%
Smoove Move Productions, LLC dba Smoove Move Productions	(#,^)	3932 North 16th St, Omaha, NE 68110	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	7/12/2028	8.9	8.9	9.2	—%
Talent Logistix, LLC, Pinpoint Staffing LLC & ITC 2.0 LLC	(#,^)	6350 Shadeland Ave, Indianpolis, IN 46220	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/3/2028	51.6	51.6	48.2	0.01%
Vital Inspection Professionals, Inc. dba VIP	(#,^)	180 Airpark Industrial Rd, Alabaster, AL 35007	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/3/2028	256.8	256.8	254.2	0.07%
US Cargo Express, LLC	(#,^)	4735 22 Mile Rd, Utica, MI 48317	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/2/2043	81.5	81.5	94.9	0.03%
Bio-Haz Solutions, Inc	(#,^)	23 Tonolli Rd, Nesquehoning, PA 18240	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/29/2029	217.3	217.3	226.2	0.07%
Bio-Haz Solutions, Inc.	(#,^)	23 Tonoli Rd, Nesquehoning, PA 18240	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/29/2044	358.2	358.2	399.3	0.12%
M J Losito Electrical Contractor's, Inc	(#,^)	98 Wooster St, Bethel, CT 6801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2028	18.8	18.8	18.8	0.01%
Corptek Solutions LLC	(#,^)	2363 N. Hwy # 287 Ste # 111, Mansfield, TX 76063	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2028	38.9	38.9	37.9	0.01%
Critter Cabana, LLC dba Critter Cabana	(#,^)	516 East Main St, Newberg, OR 97132	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/28/2028	56.9	56.9	55.5	0.02%
National Dredging Services of North Florida, Inc.	(#,^)	1537 Northwest Main Blvd., Lake City, FL 32055	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2043	27.6	27.6	32.1	0.01%
National Dredging Services of North Florida, Inc.	(#,^)	1537 Northwest Main Blvd., Lake City, FL 32055	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2028	43.5	43.5	45.8	0.01%
Julie Cooper-Bierman dba Forever Shopper	(#,^)	7435 Piute Creek Dr, Corona, CA 92881	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/27/2028	13.1	13.1	12.8	—%
Darnoc Enterprises Inc, Setira Paul Inc dba Conrad's Famous Bakery	(#,^)	299 Utica Ave, Brooklyn, NY 11203	Food Manufacturing	Term Loan	Prime plus 2.75%	6/27/2043	341.7	341.7	392.8	0.12%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

InUSA Ventures, Inc	(#,^)	508 Hyacinthus Court, San Ramon, CA 94582	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/27/2028	40.9	40.9	39.9	0.01%
Nick's Country Kitchen, LLC	(#,^)	3 Flanders RD, Building #1, Bethlehem, CT 6751	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2028	18.4	18.4	18.1	0.01%
Bengals, Inc. dba Royal Liquor Mart	(#,^)	3714 E State St, Rockford, IL 61108	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/26/2043	102.1	102.1	115.8	0.03%
Peter Thomas Roth Labs LLC, & June Jacobs Labs, LLC,	(#,^)	460 Park Ave, Floor 16, New York, NY 10022	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/26/2028	757.1	757.1	750.0	0.22%
Sun Pools, Inc	(#,^)	130 Holiday LN, Albany, KY 42602	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2043	294.0	294.0	323.5	0.10%
Sun Pools, Inc dba Sun Fiberglass Pools	(#,^)	130 Holiday Lane, Albany, KY 42602	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2028	639.6	639.6	635.8	0.19%
DPF Filters Inc.	(#,^)	2832 Golden State Blvd., Madera, CA 93637	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/25/2028	56.3	56.3	55.6	0.02%
Martha Beauty Supply And Braiding, Inc.	(#,^)	538 E Boughton Rd, Bolingbrook, IL 60440	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/22/2043	134.1	134.1	155.9	0.05%
Sushi Prime, LLC and Vasilia Investments	(#,^)	32 SE 2nd Ave, Delray Beach, FL 33444	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2028	224.9	224.9	226.0	0.07%
Mr. Lube, Inc	(#,^)	721 E Westpoint Drive., Wasilla, AK 99654	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2043	654.6	654.6	734.9	0.22%
Mr. Lube, Inc.	(#,^)	721 E. West Point Drive, Wasilla, AK 99654	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2028	516.8	516.8	526.1	0.16%
The Desert House Assisted Living ,LLC dba The Desert House Assisted	(#,^)	11055 E Grove St, Mesa, AZ 85208	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/22/2043	75.6	75.6	86.8	0.03%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	300 Harold Dow Hwy, Eliot, ME 3903	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2028	116.6	116.6	120.0	0.04%
Independent Life LLC	(#,^)	4955 S Durango Drive, Ste124, Las Vegas, NV 89113	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/21/2028	100.7	100.7	98.2	0.03%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	300 Harold Dow Hwy, Elliot, ME 3903	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2043	233.9	233.9	264.7	0.08%
Mid America Motorworks, Inc and Yager Holdings L.P	(#,^)	2900 North 3rd St, Effingham, IL 62401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/19/2043	273.3	273.3	317.7	0.09%
Colovic Hackettstown Dairy LLC	(#,^)	22 Route 57, Hackettstown, NJ 7840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2043	264.0	264.0	306.6	0.09%
Jones Roger Sherman Inn, Inc.	(#,^)	195 Oenoke Ridge, New Canaan, CT 6840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2028	369.0	369.0	388.5	0.11%
Allen Theatre and Back Stage Cafe LLC	(#,^)	36 East. Main St, Annville, PA 17003	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/18/2043	121.1	121.1	139.6	0.04%
Schumacker Recreation, LLC	(#,^)	5325 S University Drive, Davie, FL 33328	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/18/2028	122.9	122.9	129.5	0.04%
Softrol Systems Inc dba Softrol Systems	(#,^)	1100 Northpoint Pkwy SE, Acworth, GA 30102	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/15/2028	721.6	721.6	709.0	0.21%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Northway Exit 29 Campground, Inc dba Adirondacks Jellystone Parks	(#,^)	4035 Blue Ridge Rd, North Hudson, NY 12855	Accommodation	Term Loan	Prime plus 2.75%	6/15/2043	207.8	207.8	241.5	0.07%
Oil Palace Inc.	(#,^)	10408 Hwy 64 East, Tyler, TX 75707	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/15/2043	139.5	139.5	162.4	0.05%
Venzix Ventures Inc. dba Venzix	(#,^)	750 Legend Oak Drive, Fountain, CO 80817	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/15/2028	10.8	10.8	11.1	—%
Dianne Williams and Louis Williams dba Sweetlips Store	(#,^)	3870 Sweet Lips Rd, Henderson, TN 38340	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/15/2043	44.4	44.4	50.9	0.01%
Tele Tax Express Inc	(#,^)	166 Getty Ave, Paterson, NJ 7503	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2028	18.4	18.4	19.0	0.01%
Team Sandy Blanton Realty, Inc	(#,^)	1225 West Gregory St, Pensacola, FL 32502	Real Estate	Term Loan	Prime plus 2.75%	6/14/2043	93.1	93.1	104.2	0.03%
E & J Sims Co. LLC	(#,^)	28 BRd St, Bloomfield, NJ 7003	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2028	40.9	40.9	40.6	0.01%
Mastiff Studios LLC	(#,^)	2919 West Colorado Ave, Colorado Springs, CO 80904	Educational Services	Term Loan	Prime plus 2.75%	6/13/2043	41.1	41.1	47.6	0.01%
Ciasom LLC dba Mosaic	(#,^)	1040-1042 Richard Ave, Santa Clara, CA 95050	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/11/2028	147.3	147.3	144.1	0.04%
Beyond Grooming LLC and Michelle McWatters	(#,^)	1200 Old Martindale Rd, San Marcos, TX 78666	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/8/2043	41.3	41.3	47.8	0.01%
Camp K-9 Pet Resort & Spa, Inc.	(#,^)	18501 Le Claire Ave, Tinley Park, IL 60478	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/8/2028	6.8	6.8	6.6	—%
Skyways LTD,Jet 60 LLC,Mendean Jonath, Inc,Jet AOG, Inc & Jonathan Men	(#,^)	426 15th St NW, Huron, SD 57350	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/8/2043	365.3	365.3	411.3	0.12%
Icebox Cafe, L.C. and Icebox Cafe at Doral,LLC	(#,^)	1855 Purdy Ave, Miami Beach, FL 33139	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2028	665.1	665.1	655.4	0.19%
Applied Behavioral Consulting, Inc	(#,^)	422 Blooming Grove Tpke, New Windsor, NY 12553	Social Assistance	Term Loan	Prime plus 2.75%	6/7/2043	48.0	48.0	55.5	0.02%
H S Corporation dba Lake Anna Lodge	(#,^)	5152 Courthouse Rd, Spotsylvania, VA 22551	Accommodation	Term Loan	Prime plus 2.75%	6/7/2043	126.1	126.1	146.6	0.04%
Anurag, LLC dba Oakwood Package Store	(#,^)	191-195 Oakwood Ave, West Hartford, CT 6107	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/6/2043	132.7	132.7	149.4	0.04%
Hardway Inc and A F C Leasing, Inc	(#,^)	12533 S. 73rd East Place, Bixby, OK 74008	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/6/2028	246.8	246.8	240.6	0.07%
Sowells Consulting Engineers, LLC	(#,^)	13430 Northwest Freeway #260, Houston, TX 77040	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/6/2028	18.4	18.4	18.0	0.01%
Funtime ,LLC dba Indoor Playgrounds International	(#,^)	13200 West Foxfire Drive Ste 144, Surprise, AZ 85378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2028	211.2	211.2	206.0	0.06%
SSD Designs LLC	(#,^)	10840 Bay Hill Club Drive, Charlotte, NC 28277	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/5/2028	61.4	61.4	60.2	0.02%
Mastrocinque Restaurant Management Company LLC dba Santionii's	(#,^)	3535 Hwy 17 Unit 14 &15, Fleming Island, FL 32003	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2028	51.3	51.3	53.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

BTD Feed & Nutrition, LLC dba Thomaston Feed Cheshire	(#,^)	943 South Main St, Cheshire, CT 6410	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/1/2028	39.4	39.4	38.4	0.01%
Awan Business Management Group LLC, Awan Sign Company LLC	(#,^)	14429 South Wallin Drive, Plainfield, IL 60544	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2043	264.8	264.8	303.2	0.09%
Seraj Wireless, LLC	(#,^)	132 Madison Ave, Albany, NY 12202	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	5/31/2028	101.5	101.5	106.8	0.03%
Eagle Aggregate Transportation, LLC	(#,^)	4401 N I-35 Ste #113, Denton, TX 76207	Truck Transportation	Term Loan	Prime plus 2.75%	5/30/2028	72.9	72.9	72.9	0.02%
Crowley Ventures, LLC	(#,^)	665 Worthington Rd, Westerville, OH 43082	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2028	60.6	60.6	59.6	0.02%
Iloka, Inc dba New Cloud Networks	(#,^)	160 Inverness Drive. W Ste 150, Englewood, CO 80112	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2028	202.9	202.9	204.3	0.06%
Adow Pools LLC	(#,^)	393 Glenbrook Rd, Stamford, CT 6906	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	141.9	141.9	140.2	0.04%
Ocean Breeze Holdings, LLC, Ocean Beach Resort LLC & Ocean Breeze	(#,^)	3 Williams Ave, Mystic, CT 6355	Accommodation	Term Loan	Prime plus 2.75%	5/25/2043	1,245.1	1,245.1	1,447.4	0.43%
Broadalbin Properties LLC dba Broadalbin Hotel & 1854 Pub & Eatery	(#,^)	59 West Main St, Broadalbin, NY 12025	Accommodation	Term Loan	Prime plus 2.75%	10/25/2043	195.5	195.5	228.0	0.07%
Dream Spa LLC and Dream Spa Greenwich LLC	(#,^)	1220 Post Rd East, Westport, CT 6880	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	83.5	83.5	81.9	0.02%
Starship, LLC dba Tint World Smyrna	(#,^)	2274 S Atlanta Rd SE, Smyrna, GA 30080	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/25/2043	94.5	94.5	109.1	0.03%
DMA Equipment LLC	(#,^)	700 Lee St, Elk Grove Village, IL 60007	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/24/2043	251.5	251.5	284.2	0.08%
Chem-Flotronics, Inc.	(#,^)	195 Paterson Ave, Little Falls, NJ 7424	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/22/2028	81.2	81.2	80.1	0.02%
Yakov Levy M.D., P.C.	(#,^)	70-31 108th St, Forest Hills, NY 11375	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	27.4	27.4	26.9	0.01%
Mark A Espinoza, DDS PLLC dba Central Dental Care	(#,^)	9315 N Central Ave, Phoenix, AZ 85020	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	51.0	51.0	49.8	0.01%
On Stage Enterprises LLC, On Stage Theaters Branson, LLC, On Stage	(#,^)	4570 W Post Rd Ste #100, Las Vegas, NV 89118	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/17/2028	205.2	205.2	200.0	0.06%
JVLS LLC dba Vaccines 2 Go	(#,^)	4060 Johns Creek Parkway, Ste H,, Suwanee, GA 30024	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/17/2028	6.9	6.9	6.7	—%
Joshua One Limited Liability Company dba Genesis Personal Fitness	(#,^)	28 North State St Unit 100, Newtown, PA 18940	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/16/2043	308.0	308.0	346.7	0.10%
Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 78550	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/16/2028	121.5	121.5	122.1	0.04%
James T. Hendel dba Autotexx Mobile Auto Repair	(#,^)	5857 Hwy101 North, Rockmart, GA 30153	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2028	6.1	6.1	6.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Fireplace Outlet Inc	(#,^)	8216 Main St, Williamsville, NY 14221	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/15/2028	14.8	14.8	15.5	—%
Galore Salon & Extension Lounge Inc dba Pretty Chic Hair & Lashes	(#,^)	5714 Edmondson Pike Ste 24, Nashville, TN 37211	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/14/2028	3.7	3.7	3.6	—%
Circle and Square, Inc dba Stamford Kumon	(#,^)	50 Forest St Ste 902, Stamford, CT 6901	Educational Services	Term Loan	Prime plus 2.75%	5/11/2028	35.4	35.4	34.6	0.01%
Bote Virginia Beach, Inc. dba Bote Virginia Beach	(#,^)	1080 Nimmo Pkwy, Ste 104, Virginia Beach, VA 23454	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/11/2028	9.1	9.1	8.9	—%
Daniel Woodward, DC PLLC dba Doc's Body Shop	(#,^)	3084 N Goliad St, Ste 114, Rockwall, TX 75087	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/11/2028	28.4	28.4	27.6	0.01%
Adhara, LLC	(#,^)	18123 E Appleway Ave, Spokane Valley, WA 99016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/11/2043	41.9	41.9	47.8	0.01%
Baby Gentry's Childcare & Learning Academy	(#,^)	4203 Shenandoah Drive, Dayton, OH 45417	Social Assistance	Term Loan	Prime plus 2.75%	5/10/2028	9.1	9.1	8.9	—%
Buy Gitomer Inc., Gitgo LLC.,GitGo Archives, LLC, and Jeffrey Gitomer	(#,^)	310 Arlington Ave Unit 329, Charlotte, NC 28203	Educational Services	Term Loan	Prime plus 2.75%	5/9/2043	696.7	696.7	809.9	0.24%
Schmaltz Operations LLC dba Companion Camp	(#,^)	3408 Castle Rock Farm Rd, Pittsboro, NC 27312	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/7/2028	48.7	48.7	49.8	0.01%
Container Shipping, LLC	(#,^)	533 Nova Rd Ste 213B, Ormond Beach, FL 32174	Support Activities for Transportation	Term Loan	Prime plus 2.75%	5/4/2028	40.6	40.6	39.6	0.01%
Wilbur Standford Jr Trucking and Excavating, LLC	(#,^)	7505 North Chases Lake Rd, Watson, NY 13343	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/3/2028	194.8	194.8	201.2	0.06%
Olmsted LLC and 626 Van LLC dba Maison Yaki	(#,^)	659 Vanderbilt Ave, Brooklyn, NY 11238	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/1/2029	202.0	202.0	200.9	0.06%
Metropolitan Solutions Inc.	(#,^)	1420 Chestnut St, Portsmouth, VA 23704	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2043	169.8	169.8	187.0	0.06%
Brenden Kehren Development LLC	(#,^)	14689 Gemara Rd, Sparta, WI 54656	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	2.4	2.4	2.4	—%
Sunlinc Inc	(#,^)	170 Canterbury Court, East Windsor, NJ 8520	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	7.8	7.8	7.7	—%
Corona Dance, LLC dba Huracan Dance Studio	(#,^)	480 West Main St, Stamford, CT 6902	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/30/2028	9.6	9.6	9.4	—%
Saltamontes Tire Company, LLC	(#,^)	1955 Boston Ave, Brodgeport, CT 6604	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2043	98.2	98.2	112.2	0.03%
Rory James Contracting LLC	(#,^)	33 Bennett Place, Amityville, NY 11701	Construction of Buildings	Term Loan	Prime plus 2.75%	4/27/2028	12.9	12.9	12.6	—%
Kastoria Inc. dba Bantam Pizza	(#,^)	768 Bantam Rd, Bantam, CT 6750	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2028	12.1	12.1	11.8	—%
Suraj Enterprises, Inc.	(#,^)	11720 W. Airport Rd, Meadows Place, TX 77477	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/27/2028	251.1	251.1	255.0	0.08%
Little Angels Daycare and Learning Center LLC	(#,^)	4551 Summit Blvd, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2043	153.9	153.9	179.0	0.05%
RWT Corporation dba Welding Works	(#,^)	32 New Rd, Madison, CT 6443	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	343.5	343.5	344.8	0.10%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Pledge 4 Hope LLC	(#,^)	53 Bayberry Loop South, Purvis, MS 39475	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/26/2028	12.1	12.1	11.8	—%
LMH Optics LLC dba Sterling Optical	(#,^)	1272 Smallwood Dr West, Waldorf, MD 20603	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2028	40.2	40.2	39.3	0.01%
K&S Hardware LLC	(#,^)	1865 W Wayzata Blvd, Long Lake, MN 55356	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/26/2028	18.1	18.1	17.7	0.01%
Matrix Z, LLC	(#,^)	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	65.3	65.3	67.8	0.02%
RWT Corporation dba Welding Works	(#,^)	32 New Rd, Madison, CT 6443	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2043	204.0	204.0	225.2	0.07%
Joe & Sons Service, Inc	(#,^)	855 Atwood Ave, Cranston, RI 2920	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/24/2028	84.2	84.2	88.7	0.03%
Just for Boats LLC	(#,^)	459 Dupre Rd, McClellanville, SC 29458	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	16.8	16.8	19.5	0.01%
Spitnale's Garage LLC	(#,^)	3761 Mahoning Ave, Youngstown, OH 44515	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	57.8	57.8	65.7	0.02%
Rosemarie Products Company LLC	(#,^)	5400 Crooked Tree Drive, Mason, OH 45040	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	4/18/2028	12.1	12.1	11.8	—%
Means Enterprises LLC	(#,^)	4150 Legacy Drive N Ste # 412, Frisco, TX 75034	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/18/2028	5.7	5.7	5.5	—%
James L Shoemaker APCC	(#,^)	221 W Judge Perez Drive, Chalmette, LA 70043	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2028	12.9	12.9	12.6	—%
Veterinary Preventive Care, LLC	(#,^)	945 Riverview Ct, Xenia, OH 45385	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/18/2028	37.7	37.7	37.5	0.01%
A New Dawn Psychotherapy Associates, LLC	(#,^)	308 E BRd St, Bethlehem, PA 18018	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2043	83.8	83.8	94.2	0.03%
Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AZ 71701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2043	21.6	21.6	24.1	0.01%
Southern Oaks Athletic Club, LLC	(#,^)	15253 Shenandoah Ave, BATON ROUGE, LA 70817	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/17/2043	351.2	351.2	405.2	0.12%
Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AR 71701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2028	31.8	31.8	32.4	0.01%
Patricia A. Freeman & Samuel C. Freeman dba Teenas Pizza	(#,^)	35 E Main St, Pekin, IN 47165	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2043	40.2	40.2	45.9	0.01%
Precision Components Group Inc	(#,^)	190 Doty Circle, West Springfield, MA 1089	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/11/2028	18.1	18.1	18.5	0.01%
Sexy Nails Center LLC	(#,^)	57 Passaic St, Garfield, NJ 7026	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/10/2043	194.0	194.0	224.3	0.07%
Mark Baker	(#,^)	1653 Evalie Dr, Fairfield, OH 45014	Truck Transportation	Term Loan	Prime plus 2.75%	4/9/2028	7.9	7.9	7.8	—%
Innovation Transport LLC	(#,^)	1 International Blvd, Ste 400, Mahwah, NJ 7495	Truck Transportation	Term Loan	Prime plus 2.75%	4/6/2028	41.2	41.2	42.2	0.01%
Newsome Mobile Notary LLC	(#,^)	8153 12th Ave SW, Seattle, WA 98106	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/5/2028	4.2	4.2	4.1	—%
Shree Lakshminarayyn Grocery Stores LLC	(#,^)	3307 Charles St, Rockford, IL 61108	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2043	114.9	114.9	131.6	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Bean City Bar and Grill LLC	(#,^)	N 2505 Bean City Rd, New London, WI 54961	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/4/2043	71.6	71.6	83.2	0.02%
B&C Texas Leasing Inc.,M & W Hot Oill, Inc	(#,^)	8124 Sprague Rd, Odessa, TX 79764	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2043	259.7	259.7	291.8	0.09%
Master Roofing and Siding Inc.	(#,^)	25 Robert Pitt Dr Ste 213, Monsey, NY 10952	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2028	211.5	211.5	205.8	0.06%
Fifth Wheel Truck Stop 001	(#,^)	3767 S Golden State Blvd, Fresno, CA 93725	Gasoline Stations	Term Loan	Prime plus 2.75%	3/30/2043	1,094.4	1,094.4	1,221.9	0.36%
Michael S Brown Physical Therapy, P.C	(#,^)	300 Hempstead Tpke Ste. 3 & 4, Hempstead, NY 11552	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2028	78.0	78.0	75.9	0.02%
Alaska Industrial Paint LLC	(#,^)	229 Whitney Rd, Unit B, Anchorage, AK 99501	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2028	99.6	99.6	103.8	0.03%
Romancing the Stone	(#,^)	140 Centre of New England Blvd, Coventry, RI 2816	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2043	333.7	333.7	378.6	0.11%
America's Little Leaders Academy, Inc	(#,^)	2570 NW 152nd Terrace, Opa-Locka, FL 33054	Social Assistance	Term Loan	Prime plus 2.75%	3/30/2043	21.5	21.5	24.7	0.01%
Payne's Environmental Services LLC	(#,^)	5617 Causeway Blvd, Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2028	180.9	180.9	183.8	0.05%
Technical Ordnance Solutions,LLC	(#,^)	9950 Business Circle, Ste 13, Naples, FL 34112	Fabricated Metal Product Manufacturing	Term Loan	7.75%	3/30/2028	1,060.0	1,060.0	946.7	0.28%
GQ Investments,LLC	(#,^)	5772 Miami Lakes Drive East, Miami, FL 33014	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	168.0	168.0	165.5	0.05%
Alaska Industrial Paint LLC	(#,^)	229 Whitney Rd Unit B, Anchorage, AK 99501	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2043	213.3	213.3	243.8	0.07%
B&C Texas Leasing Inc and M&W Hot Oil, Inc.	(#,^)	8124 Sprague Rd, Odessa, TX 73764	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2028	780.9	780.9	796.9	0.23%
Kaz Wellness, LLC dba Grounded Wellness Center	(#,^)	104 Clover Court, Bartlett, IL 60103	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2028	12.7	12.7	12.7	—%
Lou & Choo Enterprises Inc.	(#,^)	2101 West Hunting Park Ave, Philadelphia, PA 19140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2044	104.0	104.0	117.3	0.03%
Cartwright Termite & Pest Control Inc. and Cartwright Termite &Pest Co	(#,^)	1376 Broadway, El Cajon, CA 92021	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2028	178.2	178.2	180.7	0.05%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	1145 13th Ave East, Palmetto, FL 34221	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2043	207.0	207.0	232.1	0.07%
Corning Lumber Company Inc & Frank R Close & Son Inc dba True Valley	(#,^)	111 E. Laurel St, Willows, CA 95988	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/28/2028	69.8	69.8	73.4	0.02%
Montage Mountain Resorts, LP	(#,^)	1000 Montage Mountain Rd, Scranton, PA 18505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/28/2043	1,195.6	1,195.6	1,389.8	0.41%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	1145 13th Ave East, Palmetto, FL 34221	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2028	126.3	126.3	128.3	0.04%
K.C. Communications, Inc.	(#,^)	2715 Saturn St, Brea, CA 92821	Telecommunications	Term Loan	Prime plus 2.75%	3/27/2028	49.9	49.9	52.4	0.02%
Towing Professionals of Arizona Inc dba Shamrock Towing & All Valley	(#,^)	2801 W Osborn Rd, Phoenix, AZ 85017	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2043	515.3	515.3	568.0	0.17%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Cable Management, LLC	(#,^)	200 Pratt St, Meriden, CT 6450	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	64.1	64.1	66.1	0.02%
Aque Investment Group LLC	(#,^)	3838 N. Sam Houston Parkway E, Houston, TX 77032	Real Estate	Term Loan	Prime plus 2.75%	3/23/2028	211.9	211.9	222.7	0.07%
Shweiki Media Inc dba Study Breaks Magazine	(#,^)	4954 Space Center Drive, San Antonio, TX 78218	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/23/2028	59.9	59.9	62.9	0.02%
Denton BioFuels LLC and Amercian BioSource, LLC	(#,^)	624 W. University Drive.#359, Denton, TX 76201	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	72.5	72.5	73.1	0.02%
All Regional Recyclers of Wood LLC dba ARROW	(#,^)	104 Wooster St, Bethal, CT 6801	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	104.7	104.7	106.7	0.03%
Sunshine Tents and Event Rentals LLC	(#,^)	2322 SW 58th Terrace, West Park, FL 33023	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/23/2028	49.5	49.5	52.0	0.02%
Kajun Martial Arts LLC	(#,^)	36546 Mission St, Prairieville, LA 70769	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2028	18.0	18.0	17.7	0.01%
Sofasco, Inc	(#,^)	182 Garber Lane, Winchester, VA 22602	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/23/2043	95.6	95.6	106.8	0.03%
New York Label & Box Corp	(#,^)	50 Oval Drive, Islandia, NY 11749	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2043	1,197.8	1,197.8	1,362.0	0.40%
GeoTek Alaska, Inc	(#,^)	2756 Commercial Drive, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2043	813.0	813.0	925.8	0.27%
Rexco Foods LLC dba Papa John's	(#,^)	18640 Fm 1488 Ste C, Magnolia, TX 77354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2028	33.9	33.9	33.0	0.01%
RTSP Union LLC	(#,^)	2438 Route 22 East, Union, NJ 7083	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/20/2028	1,009.2	1,009.2	1,019.4	0.30%
Cest Chic Concepts, LLC dba Salon Cest Chic	(#,^)	15231 Hall Station Rd Unit 104, Bowie, MD 20721	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/19/2028	9.0	9.0	8.9	—%
Camerabots Media, LLC	(#,^)	4501 Ford Ave Ste 207, Alexandria, VA 22302	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/16/2028	12.0	12.0	11.8	—%
Petroleum Equipment & Services, Inc	(#,^)	5631 Silverado Way Unit G, Anchorage, AK 99518	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/16/2028	199.8	199.8	210.0	0.06%
Rojenco II,Inc.	(#,^)	4357 Shore Drive, Virginia Beach, VA 23455	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	73.8	73.8	84.7	0.02%
Bear Bones, Inc.	(#,^)	43 Libson St, Lewiston, ME 4240	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2043	21.5	21.5	24.8	0.01%
CTD Operations Inc	(#,^)	219 Saint Nazaire Rd STE G, Broussard, LA 70518	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2028	53.3	53.3	52.6	0.02%
Rojenco, Inc. dba Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Rd, Williamsburg, VA 23188	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	496.4	496.4	568.5	0.17%
Rojenco, Inc. dba The Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Rd, Williamsburg, VA 23188	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	73.8	73.8	84.7	0.02%
Rojenco II, Inc.	(#,^)	4357 Shore Drive, Virginia Beach, VA 23455	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	384.9	384.9	440.8	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Summit Insights Group LLC	(#,^)	19 Briant Parkway, Summit, NJ 7901	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/14/2028	36.2	36.2	35.2	0.01%
Dante Ultimate Cleaning Service LLC	(#,^)	16969 River Park Dr, Covington, LA 70345	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/9/2028	8.1	8.1	8.2	—%
SRG Waterfront LLC	(#,^)	88 District Square SW, Washington, DC 20005	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2028	232.0	232.0	227.6	0.07%
2b Mom Inc dba Mom's the Word Maternity	(#,^)	3150 18th St, Ste 435, San Francisco, CA 94110	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/9/2028	26.2	26.2	25.5	0.01%
Treft Systems Inc	(#,^)	1050 Kings Hwy North Ste #107, Cherry HIll, NJ 8034	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2028	12.0	12.0	11.7	—%
Unpainted Arizona, LLC dba Westside Bowl	(#,^)	2617 Mahoning Ave, Youngstown, OH 44509	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/7/2043	100.3	100.3	113.9	0.03%
Espinoza & Salinas Group Ltd dba Credit 360 Consulting	(#,^)	17806 IH 10Ste 300, SAN ANTONIO, TX 78257	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/2/2028	3.9	3.9	3.9	—%
Stepping Stones Childrens Academy	(#,^)	720 Rancho Del Norte Drive, Las Vegas, NV 89031	Social Assistance	Term Loan	Prime plus 2.75%	3/2/2043	243.4	243.4	279.9	0.08%
BC Bishop Enterprises LLC dba 9Round Pooler	(#,^)	105-107 Grand Central Blvd, Pooler, GA 31322	Educational Services	Term Loan	Prime plus 2.75%	3/2/2028	6.7	6.7	6.6	—%

Connie Engelbrecht	(#,^)	20640 Raven Drive, Eagle River, AK 99577	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2028	2.4	2.4	2.3	—%
The Law Offices of Samuel R Miller LLC	(#,^)	7405 Lake Worth Rd, Lake Worth, FL 33467	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2043	113.6	113.6	131.9	0.04%
Merciful Heavenly Homes, LLC	(#,^)	401 Dillar's Mill Rd, Tyner, NC 27980	Nursing and Residential Care Facilities	Term Loan	8%	2/28/2043	62.9	62.9	58.9	0.02%
Urban Fitness Group LLC dba Crunch Fitness Group LLC	(#,^)	2800 S IH-35, Ste 220, Round Rock, TX 78681	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2028	177.2	177.2	186.2	0.05%
Carey Collision Repairs Inc.	(#,^)	295 D Bucheimer Rd, Fredrick, MD 21701	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/27/2028	59.3	59.3	58.6	0.02%
Betty's Catering Corp, Betty's Decoration & Wedding Center Inc.	(#,^)	94-33 Corona Ave, Corona, NY 11373	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/26/2043	340.0	340.0	394.7	0.12%
Carries Cakes and Catering, Inc dba Carrie's Cakes and Confections	(#,^)	4308 Holland Rd, Virginia Beach, VA 23452	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/23/2028	3.8	3.8	3.7	—%
Jackpine Technologies Corporation	(#,^)	1 Mill & Main Pl., Ste 330, Maynard, MA 1754	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/22/2028	29.3	29.3	30.8	0.01%
Crossfit iQ LLC	(#,^)	346 Pike Rd, Bay 8 & 9, West Palm Beach, FL 33411	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/21/2028	33.6	33.6	33.2	0.01%
Wellfleet Consulting Inc.	(#,^)	2275 Research Blvd Ste 500, Rockville, MD 20850	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/21/2028	11.9	11.9	11.5	—%
New View Media Group LLC	(#,^)	1 Old Wolfe Rd Ste 205, Budd Lake, NJ 7828	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/16/2028	65.3	65.3	68.6	0.02%
Town & Country Transportation Co.	(#,^)	191-193 Arch St, New Britain, CT 6051	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/16/2028	52.3	52.3	54.9	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Lulinjett LLC dba All American Printing & Design	(#,^)	4621 Bayshore Rd, Fort Myers, FL 33917	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/14/2043	101.5	101.5	117.9	0.03%
Margab Inc dba Smoothie King	(#,^)	14200 SW 8th St Unit #102, Miami, FL 33184	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/13/2028	10.1	10.1	10.0	—%
JumboMarkets, Inc.	(#,^)	15500 SW Trail Drive, Indiantown, FL 34956	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/13/2028	164.2	164.2	163.0	0.05%
Tony Herring & Associates, Inc.	(#,^)	211 West Camellia Drive, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/9/2028	6.5	6.5	6.9	—%
Start "UP "Dreams, Inc dba SDC Concrete and Start"UP" Dream Construct	(#,^)	30521 134th St SE, Sultan, WA 98294	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/9/2028	58.9	58.9	59.2	0.02%
Quality Machine of Iowa, Inc	(#,^)	1040 4th Ave, Audubon, IA 50025	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/9/2028	1,107.1	1,107.1	1,127.0	0.33%
Apps Inc., Market Share, and Singular Leaseholdings LLC	(#,^)	800 Village Walk #159, Guilford, CT 6437	Telecommunications	Term Loan	Prime plus 2.75%	2/8/2028	413.6	413.6	402.4	0.12%
De La Vega LLC dba De La Vega Deland and De La Vega Oviedo	(#,^)	128 North Woodland Blvd, Deland, FL 32720	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2028	64.1	64.1	63.7	0.02%
Macrotech Integrated Management Solutions dba Extreme Lawn Care	(#,^)	2425 Durrance LN, Ormond Beach, FL 32174	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/5/2028	9.5	9.5	10.0	—%
Midlothian Hardware Inc dba Grills True Value	(#,^)	4751 West 147th St, Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	2/2/2028	11.9	11.9	12.5	—%
Chace Building Supply of CT Inc.,	(#,^)	90 Route 171, Woodstock, CT 6281	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	1/31/2043	286.1	286.1	332.1	0.10%
USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	2290 NW 21st Terrace, Miami, FL 33142	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/31/2028	11.8	11.8	11.6	—%
Rocco'sLandscaping LLC	(#,^)	151 Kitts Lane, Newington, CT 6111	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2043	71.5	71.5	83.0	0.02%
WydeBodi, LLC dba Wyde Bodi Auto Tags	(#,^)	706 North 37th St, Philadelphia, PA 19104	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/30/2043	45.3	45.3	51.8	0.02%
New Phaze Packaging Inc	(#,^)	9533 Irondale Ave, Los Angeles, CA 91311	Paper Manufacturing	Term Loan	Prime plus 2.75%	1/26/2043	914.6	914.6	1,061.0	0.31%
Concrete Services LLC and James Ward	(#,^)	24 County Rd 901, Jemison, AL 35085	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/25/2028	78.4	78.4	78.9	0.02%
Parati USA Inc	(#,^)	1018 Wilt Ave, Ridgefield, NJ 7657	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	1/25/2028	13.3	13.3	12.9	—%
Flair Interiors, Inc dba Giant Don's Flooring America	(#,^)	7725 Old Seward Hwy, Anchorage, AK 99502	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	1/24/2028	107.8	107.8	113.3	0.03%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd, Juliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/23/2028	5.9	5.9	5.8	—%
Friend Contractors, LLC	(#,^)	1950 Mill Bay Rd, Kodiak, AK 99615	Construction of Buildings	Term Loan	Prime plus 2.75%	1/19/2043	221.7	221.7	251.7	0.07%
Weeping Willow Kennels, Inc.	(#,^)	6041 Hammond School Rd, Salisbury,, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2028	8.2	8.2	8.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Lavish Specs Inc	(#,^)	262 Glen St, Glen Cove, NY 11542	Machinery Manufacturing	Term Loan	Prime plus 2.75%	1/19/2028	5.9	5.9	5.7	—%
MedWorxs Inc.	(#,^)	6857 Timbers Dr., Evergreen, CO 80439	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2028	61.7	61.7	60.1	0.02%
Lou & Choo Enterprises Inc dba Lou & Choo Lounge	(#,^)	2101,2103 & 2105 West Hunting Park Ave, Philadelphia, PA 19140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2043	109.8	109.8	124.2	0.04%
Specialized Dairy Processors LLC and Nathaly Zapata	(#,^)	2200 N Commerce Parkway, Weston, FL 33326	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/16/2028	51.0	51.0	49.6	0.01%
Work of Heart Inc dba Little Nest Portraits	(#)	1000 Merdian Blvd, Ste 112, Franklin, TN 37067	Professional, Scientific, and Technical Services	Term Loan	7.5%	1/10/2028	5.0	5.0	4.4	—%
Human Resource Time Manager LLC	(#,^)	2737 Humphrey St, East Elmhurst, NY 11369	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/8/2028	12.1	12.1	12.7	—%
Sandfree Systems LLC	(#,^)	116 Cricket Ave Ste B, Ardmore, PA 19003	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/5/2028	5.9	5.9	6.2	—%
Crad Holding LLC dba Neighborhood Laundry of Bloomfield	(#,^)	60 Dodd St, Bloomfield, NJ 7003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/5/2028	49.0	49.0	47.9	0.01%
Social Link LLC	(#,^)	41Peabody St, Nashville, TN 37210	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	8.7	8.7	8.5	—%
Farec, Inc	(#)	30250 W Nine Mile Rd, Farmington, MI 48336	Amusement, Gambling, and Recreation Industries	Term Loan	7.5%	12/29/2042	242.4	242.4	223.0	0.07%
Morrocco Method, Inc	(#,^)	800 Farroll Rd, Grover Beach, CA 93433	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	692.8	692.8	796.1	0.23%
Salida Family Chiropractic-PPLC dba Salida Sport and Spine	(#,^)	203 G St, Salida, CO 81201	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	9.3	9.3	9.1	—%
O'Rourke's Diner, LLC	(#,^)	728 Main St, Middleton, CT 6457	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	3.0	3.0	3.1	—%
Medical Plaza of Boro Park PC	(#,^)	1266 51St 1st Floor, Brooklyn, NY 11219	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	29.7	29.7	28.8	0.01%
Anderson Farms Inc	(#)	271 West Hwy 30, Burley, ID 83318	Truck Transportation	Term Loan	7.5%	12/22/2027	4,214.0	4,214.0	3,770.6	1.11%
Landmark Ventures USA Inc	(#,^)	475 Park Ave South 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	12/22/2027	48.6	48.6	47.2	0.01%
Lab Partner, LLC and Beechtree Diagnostics, LLP and Cottonwood	(#,^)	12351 Gateway Park Place, Draper, UT 84020	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	604.8	604.8	591.8	0.17%
Muckamuck Trucks, Inc.	(#,^)	510 S Spring St, Ukiah, CA 95482	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	10.7	10.7	10.9	—%
CT Auto Spa LLC	(#,^)	39 Albany Turnpike, West Simsbury, CT 6092	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2027	167.2	167.2	175.4	0.05%
DHD Enterprise LLC dba Edible Arrangements #1699	(#,^)	828 Washington Ave, Miami Beach, FL 33139	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	17.8	17.8	17.7	0.01%
Blue Lagoon Resort, LLC dba Hill View Cottages	(#,^)	3670 Lake Shore Drive, Lake George, NY 12845	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	179.3	179.3	207.8	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

DBMS Consulting, Inc.	(#,^)	164 West 83rd St- Units CF1 and CF2, New York, NY 10024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2027	58.3	58.3	59.5	0.02%
Best Quality Home Care LLC	(#,^)	317 S Berry St, Centralia, WA 98531	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/19/2027	5.2	5.2	5.0	—%
Auto Excellance of Fort Myers Inc.	(#,^)	3105 Fowler St, Fort Myers, FL 33901	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/19/2042	101.1	101.1	117.2	0.03%
Ocean Trans LLC & Dehal Trucking LLC	(#,^)	1415 W. Anderson St, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2042	595.7	595.7	661.8	0.20%
JMD Aviation Holdings, LLC	(#,^)	8050 North West 90th St, Medley, FL 33166	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2027	399.8	399.8	419.3	0.12%
Capital Containers LLC	(#,^)	7610 Auburn Blvd #4B, Citrus Heights, CA 95610	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2027	11.8	11.8	11.7	—%
Peanut Butter & Co., Inc	(#,^)	119 West 57th St, Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2027	174.8	174.8	169.8	0.05%
1-0 Granny's Helpful Hands, LLC	(#,^)	705 East Lake St, Minneapolis, MN 55407	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2027	17.5	17.5	17.1	0.01%
Legion Bowl, Inc & Legion Pub Inc	(#,^)	661 Park St, Cranston, RI 2910	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/15/2042	318.4	318.4	369.1	0.11%
LP Industries Inc. dba Childforms	(#,^)	2040 Norwood St. SW, Lenoir, NC 28645	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	60.3	60.3	62.0	0.02%
Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc.	(#,^)	34 35th St, Brooklyn, NY 11232	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	77.2	77.2	80.2	0.02%
Beale Street Blues Company Inc.dba B.B. King's Club-Memphis	(#,^)	149 Monroe Ave, Memphis, TN 38103	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2027	782.9	782.9	763.8	0.23%
Barcade Holdings, LLC ,Barcade LLC,& Barcade New Haven LLC	(#,^)	148 West 24th St, New York, NY 10011	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	12/14/2027	46.3	46.3	45.4	0.01%
Royalty Freight Inc	(#,^)	3728 W Mckinley Ave, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2027	518.2	518.2	503.2	0.15%
Atlas Geo-Constructors, LLC	(#,^)	3466 Thomasville Rd, Winston Salem, NC 27107	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2027	238.6	238.6	244.7	0.07%
KR Calvert & Co, LLC	(#,^)	113 Seaboard Lane #C-270, Franklin, TN 37067	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/14/2027	406.8	406.8	395.9	0.12%
AADJ Empire Inc and AADJ Galaxy Inc.	(#,^)	1599 Post Rd, Warwick, RI 2888	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2042	172.5	172.5	193.5	0.06%
Heung Kyun Im	(#,^)	6235 Conlan Bay Drive, Houston, TX 77041	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2027	12.0	12.0	11.7	—%
Hardway Inc & AFC Leasing Inc	(#,^)	12533 S. 73rd E. Place, Bixby, OK 74008	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2027	720.9	720.9	700.0	0.21%
Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Drive, Memphis, TN 38134	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2042	83.3	83.3	94.3	0.03%
LPB LPB Property Management Inc dba Wilderness View Cabins & Ellijay	(#,^)	498 Wilderness View, Chatsworth, GA 30705	Real Estate	Term Loan	Prime plus 2.75%	12/12/2042	95.1	95.1	110.3	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC	(#,^)	1120 Wren School Rd, Piedmont, SC 29673	Gasoline Stations	Term Loan	Prime plus 2.75%	12/12/2027	38.7	38.7	37.6	0.01%
Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation	(#,^)	3031 Patrick St, Kissimmee, FL 34741	Air Transportation	Term Loan	8.25%	12/12/2027	430.9	430.9	383.4	0.11%
Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 78550	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/12/2027	358.5	358.5	366.1	0.11%
A-1 Van Services Inc	(#,^)	154 Sandy Creek Rd, Verona, PA 15147	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/12/2027	575.1	575.1	589.3	0.17%
Big Picture Group LLC	(#,^)	935 N La Jolla, Los Angeles, CA 90046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2027	299.7	299.7	298.0	0.09%
Clear Sound Communications, Inc	(#,^)	680 Old Medford Ave, Medford, NY 11763	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/8/2027	2.9	2.9	2.8	—%
AV Strategy Inc	(#,^)	9468 American Eagle Way Ste 100, Orlando, FL 32837	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/8/2027	353.8	353.8	356.7	0.11%
JVLS LLC dba Vaccines 2 Go	(#,^)	4060 Johns Creek Parkway, Ste H, Suwanee, GA 30024	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/7/2027	12.0	12.0	11.6	—%
Kim Howard Corp dba NPN Machine Tools	(#,^)	9130 Wayfarer Lane, Houston, TX 77075	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/7/2042	562.5	562.5	651.5	0.19%
IHC Hardware Inc.	(#,^)	614 BRd St, Story City, IA 50248	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/6/2042	95.7	95.7	106.6	0.03%
ODS Inc	(#,^)	626 N Delsea Drive, Glassboro, NJ 8028	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/6/2027	38.1	38.1	38.3	0.01%
Healthcare Interventions, Inc dba Brightstar Healthcare	(#,^)	5300 W. Atlantic Ave. Ste 501, Delray Beach, FL 33484	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/4/2027	11.7	11.7	11.3	—%
Oil Palace, Inc.	(#,^)	10408 Hwy 64 East, Tyler, TX 75707	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	945.4	945.4	1,095.9	0.32%
Linda Jean Howard Riley dba The Rusty Bolt	(#,^)	22345 W. Rt 66, Seligman, AZ 86337	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/1/2042	20.0	20.0	23.2	0.01%
Salud Bar & Grill LLC	(#,^)	1413 Bushwick Ave, Brooklyn, NY 11207	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	43.7	43.7	42.6	0.01%
Utara LLC	(#,^)	214 Pine St, Sandpoint, ID 83864	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	18.1	18.1	18.1	0.01%
Square1 Partners, LLC	(#,^)	1088 Greenbriar Lane, Northbrook, IL 60062	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/1/2027	48.4	48.4	47.0	0.01%
WTI Distribution Inc	(#,^)	5491 E Francis St, Ontario, CA 91761	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/30/2027	30.8	30.8	31.3	0.01%
Fortress Verve Inc, Maurice R. Margules and Antonie C. Reinhard	(#,^)	1 Jackson St, Troy, NY 12180	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/30/2027	80.8	80.8	84.8	0.02%
Skin Beauty Bar Inc. and Tameka J. Mathis	(#,^)	749 8th St SE 2nd Floor, Washington, DC 20003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2027	6.9	6.9	6.8	—%
J. Venture Holdings, LLC	(#,^)	2285 St. Andrews Ave, Zachary, LA 70791	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2027	9.6	9.6	10.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Our Playhouse Preschool, LLC	(#,^)	3501 NC Hwy 54 W, Chapel hill, NC 27516	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	223.1	223.1	258.6	0.08%
OPH Lexington, Inc	(#,^)	235 Walton Ave, Lexington, KY 40502	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	181.5	181.5	210.4	0.06%
Beacon Brewing LLC and C' Sons, LLC	(#,^)	700 Lincoln St, Lagrange, GA 30204	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	120.6	120.6	139.8	0.04%
JMD Corporation dba Dart's True Value	(#,^)	121 South Main St, Payette, ID 83661	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/22/2027	14.4	14.4	14.6	—%
Webtez Inc dba Mod Vans	(#,^)	1673 Donlon St, Ste 202, Ventura, CA 93003	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/22/2027	53.9	53.9	52.5	0.02%
Step Up Academy of the Arts, LLC	(#,^)	2258A Wigwam Parkway, Henderson, NV 89074	Educational Services	Term Loan	Prime plus 2.75%	11/22/2027	12.1	12.1	11.8	—%
Grumpy's Restaurant Company, LLC	(#,^)	834 Kingsley Ave, Orange Park, FL 32073	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	54.7	54.7	53.2	0.02%
PB Market LLC dba Pure Barre	(#,^)	164-C Market St, Charleston, SC 29401	Educational Services	Term Loan	Prime plus 2.75%	11/21/2027	83.5	83.5	81.2	0.02%
Cali Fit Meals	(#,^)	3450 East Orangethrope Ave, Anaheim, CA 92806	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	17.3	17.3	17.6	0.01%
B Lam LLC	(#,^)	9419 Kenwood Rd, Cincinnati, OH 45242	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/20/2042	172.3	172.3	197.8	0.06%
Maya Motel, LLC dba Town House Motel	(#,^)	1701 Washington Ave, Waco, TX 76701	Accommodation	Term Loan	Prime plus 2.75%	11/17/2042	54.3	54.3	62.9	0.02%
Southern Specialty Contractor, LLC & Ronald David Holbrook Jr.	(#,^)	1990 Flippen Rd, Stockbridge, GA 30281	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/17/2027	40.8	40.8	39.9	0.01%
SSI Refrigerated Express Inc. and Robert M Stallone	(#,^)	1001 E. Cooley Drive Ste 102, Colton, CA 92324	Truck Transportation	Term Loan	Prime plus 2.75%	11/17/2027	48.4	48.4	47.7	0.01%
H & H Hotshot Services, Inc.	(#,^)	5455 N. 51st Ave Ste 30, Glendale, AZ 85301	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/16/2027	53.9	53.9	53.7	0.02%
J R Wholesale Tires & Auto Center, LLC	(#,^)	822 Cameron Lane, Lugoff, SC 29078	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/15/2042	12.8	12.8	14.9	—%
Auto Rx LLC,J&P Auto Repair Inc	(#,^)	91 & 95 Woodbury Rd, Hicksville, NY 11801	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2042	186.5	186.5	216.0	0.06%
Marcaco LLC	(#,^)	124 Lincoln Ave, Colonie, NY 12205	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	11/15/2042	498.6	498.6	578.0	0.17%
Paramount Dance Studios Inc. and Homestead Dance Supply	(#,^)	112 N Krome Ave, Homestead, FL 33030	Educational Services	Term Loan	Prime plus 2.75%	10/14/2043	448.5	448.5	512.8	0.15%
Wing King at the Gardens LLC	(#,^)	4235 South Fort Apache Rd, Ste 250, Las Vegas, NV 89147	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2027	7.5	7.5	7.3	—%
Hofgard & Co, Inc dba Hofgard Benefits and James Marsh	(#,^)	400 S. McCaslin Blvd, Ste 201, Louisville, CO 80027	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/8/2027	11.5	11.5	11.2	—%
His Loving Hands Christian Academy, Inc.	(#,^)	15020 Harrison St, Miami, FL 33176	Social Assistance	Term Loan	Prime plus 2.75%	11/6/2042	87.2	87.2	100.1	0.03%
S & S Auto Body Shop Inc.	(#,^)	5001 W. Clay St, Richmond, VA 23230	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/3/2042	146.6	146.6	170.0	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sterling Campbell Insurance Agency, Inc	(#,^)	36359 North Gantzel Rd Ste 102, San Tan Valley, AZ 85140	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/3/2027	5.8	5.8	5.6	—%
Top Quality Dent Service LLC	(#,^)	1541 Vapor Trail, Colorado Springs, CO 80905	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/2/2027	4.6	4.6	4.5	—%
Edge Studios Inc Radiant Yoga LLC	(#,^)	448 Howe Ave, Sacramento, CA 95825	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/1/2027	52.4	52.4	51.5	0.02%
Rachael Reel dba Rachel Reel Insurance Age	(#,^)	208 Bank St, Lenoir, TN 37771	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/31/2027	5.7	5.7	5.6	—%
Berza TLG,LLC dba The Little Gym of Lake Charles	(#,^)	1301 E McNeese St, Ste 201, Lake Charles, LA 70607	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/31/2027	32.4	32.4	31.8	0.01%
Die Hard Used Car Sales	(#,^)	1668 West Grand Ave, Phoenix, AZ 85007	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/30/2042	53.6	53.6	62.1	0.02%
The Five Lakes LLC	(#,^)	13705 Holmes Rd, Kansas City, MO 64154	Educational Services	Term Loan	Prime plus 2.75%	10/30/2042	450.7	450.7	522.5	0.15%
Blue Eagle Transport Inc , Golden Eagle Transport, Inc & Green Eagle	(#,^)	377 Boston Post Rd Unit B, Milford, CT 6460	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/27/2027	29.2	29.2	28.8	0.01%
Sage Oil LLC	(#,^)	8913 Egyptian Ave, Las Vegas, NV 89143	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/27/2027	7.6	7.6	7.5	—%
Ashore Ventures Inc dba PuroClean Professional Restoration	(#,^)	909 SE Everett Mall Way Ste A-140, Everett, WA 98208	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2027	11.1	11.1	11.0	—%
Suzie LLC dba Tony D's Restaurant	(#,^)	92 Huntington St, New London, CT 6320	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2042	83.0	83.0	95.8	0.03%
Grand Blanc Lanes, Inc.	(#,^)	5301 S. Saginaw Rd, Flint, MI 48507	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/25/2027	11.4	11.4	12.0	—%
Schafer Fisheries Inc	(#,^)	21985 Waller Rd, Fulton, IL 61252	Food Manufacturing	Term Loan	Prime plus 2.75%	10/25/2027	27.4	27.4	28.7	0.01%
Island Refrigeration & AC Inc	(#,^)	3201 Flagler Ave, Unit 510 & 511, Key West, FL 33040	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/18/2042	125.7	125.7	143.3	0.04%
Looky Enterprises, LLC	(#,^)	1175 Surlington Ave, Ste 101, Leland, NC 28451	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/18/2027	50.7	50.7	50.0	0.01%
Blueridge Armor LLC	(#,^)	1495 Hwy 74-A Bypass, Ste 150192, Spindale, NC 28160	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/17/2027	6.3	6.3	6.4	—%
H and K Dry Cleaning LLC ,Quintero Shopping Center LLC,Aqua Laundry	(#,^)	1227 Burnside Ave, East Hartford, CT 6108	Electronics and Appliance Stores	Term Loan	7.5%	10/17/2042	61.3	61.3	57.4	0.02%
Cortez Landscaping, LLC	(#,^)	4 Powder Rd, Norwalk, CT 6854	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/13/2027	14.6	14.6	14.7	—%
On Call Services LLC	(#,^)	15060 281St Ave NW, Zimmerman, MN 55398	Construction of Buildings	Term Loan	Prime plus 2.75%	10/13/2027	13.7	13.7	14.4	—%
Pro Anderson, LLC	(#,^)	1092 Hampton Inn Way, Ste 400, Jacksonville, NC 28546	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	41.2	41.2	40.4	0.01%
Sandbox Ventures LLC	(#,^)	1857 A Elmdale Ave, Glenview, IL 60026	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	15.4	15.4	15.8	—%
Eye Optique Inc.	(#,^)	10800 Alpharetta Hwy, Ste 220, Roswell, GA 30076	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/5/2027	11.4	11.4	11.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Ains Holding Company LLC	(#,^)	121 Fulton St, New York, NY 10038	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	10/2/2027	69.2	69.2	68.2	0.02%
Becky Lou Corp dba Rent A Center	(#,^)	3578 Route 611, Ste 210, Bartonsville, PA 18321	Rental and Leasing Services	Term Loan	Prime plus 2.75%	10/2/2027	69.3	69.3	69.8	0.02%
Dan Cline Transport Inc.	(#,^)	501 State Drive, Mount Vernon, MO 65712	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2030	823.9	823.9	829.2	0.24%
Harco Metal Products Inc	(#,^)	7895 East Acoma Drive Ste 102, Scottsdale, AZ 85260	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	466.7	466.7	518.0	0.15%
Chicago American Manufacturing LLC, Dockside Steel ProcessingLLC	(#,^)	4500 W 47th St, Chicago, IL 60632	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	1,174.4	1,174.4	1,339.6	0.39%
Sashshel Corporation	(#,^)	676 Franklin Blvd, Somerset, NJ 8873	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2042	201.4	201.4	233.5	0.07%
Miechella Suzette Decker	(#,^)	3515 Main St, Exmore, VA 23350	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/29/2042	93.9	93.9	108.8	0.03%
Threads of Time LLC	(#,^)	207 S Buchanan St, Danville, IL 61832	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/29/2042	130.3	130.3	147.3	0.04%
Rhode Island Tennis Management LLC	(#,^)	636 Centerville Rd, Warwick, RI 2886	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	524.0	524.0	591.7	0.17%
National Media Services, Inc	(#,^)	5091 Lexington Blvd, Fort Meyers, FL 33919	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2027	14.2	14.2	13.7	—%
Pets A Go Go LLC	(#,^)	589 North State Rd, Briarcliff Manor, NY 10510	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/28/2042	188.1	188.1	215.5	0.06%
Rhode Island Tennis Management LLC	(#,^)	636 Centerville Rd, Warwick, RI 2886	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	364.9	364.9	412.0	0.12%
Nicholson Lumber Co Inc.	(#,^)	377 Main St, Nicholson, PA 18446	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2030	178.9	178.9	189.8	0.06%
Complete Care IT LLC	(#,^)	4801 South University Drive, Ste 125, Davie, FL 33328	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2027	11.1	11.1	10.8	—%
Technologist Inc	(#,^)	3120 Farview Drive, Ste 610, Falls Church, VA 22042	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2027	187.1	187.1	195.8	0.06%
Inspirations Food Design, Inc	(#,^)	1338 Memorial Ave, West Springfield, MA 1089	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/26/2042	443.3	443.3	503.8	0.15%
JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn	(#,^)	4864 Arthur Kill Rd Units 102,103,104 & 105, Staten Island, NY 10309	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2027	16.9	16.9	16.5	—%
KB Waterjet Cutting LLC	(#,^)	4330 Parker Lane, Addis, LA 70710	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2027	7.7	7.7	7.7	—%
Sallee Pro-Custom Fabrication Shop LLC	(#,^)	8865 North County Rd 600 W, Scipio, IN 47273	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/21/2027	6.8	6.8	7.1	—%
Insight Diagnostic Technologist Services	(#,^)	2030 Forest Ave, Ste 110, San Jose, CA 95128	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	245.5	245.5	243.3	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Commonwealth Diagnostics International, Inc	(#,^)	39 Norman St a/k/a 1 Holyoke Square, Salem, MA 1970	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	982.5	982.5	1,028.4	0.30%
NY Tent LLC & NY Tent Parent, LLC dba Tent Company of New York	(#,^)	1401 Lakeland Ave, Bohemia, NY 11716	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/20/2027	776.8	776.8	799.3	0.24%
Imagine By Carleen, Inc.	(#,^)	1404 Del Prado Blvd. South, Units 100 & 105, Cape Coral, FL 33904	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2027	5.7	5.7	5.9	—%
CR Park Incorporated dba Define Body and Mind	(#,^)	49 W. Allandale Ave, Allendale, NJ 7401	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	50.3	50.3	50.3	0.01%
Denek Contracting Inc and Denek Leasing LLC	(#,^)	451 E. Wilson Ave, Pontiac, MI 48341	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/20/2042	198.7	198.7	230.0	0.07%
Montessori Community School	(#,^)	123 South Navarra Drive, Scotts Valley, CA 95066	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	259.1	259.1	293.9	0.09%
Sound Manufacturing, Inc. & Monster Power Equipment, Inc.	(#,^)	51 Donnelley Rd, Old Saybrook, CT 6475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	150.4	150.4	154.1	0.05%
CIS BIG DOG, LLC	(#,^)	8920 US HWY, 62 WEST, Cynthiana, KY 41031	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/19/2027	49.5	49.5	51.8	0.02%
Stone's Construction and Remodeling, LLC	(#,^)	5210 Kaylin Drive, Akron, OH 44319	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/19/2027	4.0	4.0	3.8	—%
Party By Design Inc.	(#,^)	61 Strafello Drive, Avon, MA 2322	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2042	1,142.2	1,142.2	1,284.8	0.38%
Li Family Spokane LLC	(#,^)	21 E. Lincoln Rd, Spokane, WA 99208	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2042	364.3	364.3	418.0	0.12%
Clinton Food Market LLC	(#,^)	196 East Main St, Clinton, CT 6413	Gasoline Stations	Term Loan	Prime plus 2.75%	9/15/2042	242.3	242.3	274.4	0.08%
Tarleton & Family Landscaping, LLC	(#,^)	125 E Center St, Midland Park, NJ 7432	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/15/2027	62.9	62.9	62.2	0.02%
Alaska Motor Home Inc	(#,^)	6633 Brayton Dr, Anchorage, AK 99507	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/13/2027	251.6	251.6	243.9	0.07%
Fox Valley Rentals & Investments, LLC	(#,^)	2906 E. Newberry St, Appleton, WI 54915	Food Services and Drinking Places	Term Loan	Prime plus 3.75%	9/13/2027	5.7	5.7	6.1	—%
Nails By Mercede LLC	(#,^)	2994 and 2996 Edgewater Drive, Orlando, FL 32804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2027	10.8	10.8	10.9	—%
Town & Country Transportation Co. and Popco, LLC.	(#,^)	191 Arch St, New Britain, CT 6051	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/12/2042	159.8	159.8	185.0	0.05%
Rajbai Maa Inc. dba Nara Lounge	(#,^)	244-252 Atwells Ave, Providence, RI 2903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2042	369.1	369.1	411.5	0.12%
Morgan Lynn Kerstetter dba Catherine School of Dance	(#,^)	315 Mill St 3rd Floor, Danville, PA 17821	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/11/2027	5.7	5.7	5.9	—%
Health & Performance Center, LLC	(#,^)	1862 Craigshire Rd, Saint Louis, MO 63146	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2027	15.4	15.4	14.9	—%
Foxtail, LLC and Tottly New Services Corp	(#,^)	1481 Highland Ave, Cheshire, CT 6410	Social Assistance	Term Loan	Prime plus 2.75%	9/8/2042	275.9	275.9	312.7	0.09%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Echelon Planning Group, LLC dba Echelon Financial Services and Echelon	(#,^)	5 Greenleaf Drive, Unit 201, Portsmouth, NH 3801	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	9/8/2027	5.7	5.7	5.9	—%
Crazy Beatz Productions LLC	(#,^)	20014 NE 138th St, Kearney, MO 64060	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 3.75%	9/7/2027	4.1	4.1	4.1	—%
South Fulton Landscape & Nursery, Inc.	(#,^)	3415 Enon Rd, College Park, GA 30349	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/7/2042	94.8	94.8	109.7	0.03%
Dreaming Big Learning Center Inc	(#,^)	3301 W Oak St, Kissimmee, FL 34741	Social Assistance	Term Loan	Prime plus 2.75%	9/5/2042	359.9	359.9	407.2	0.12%
Big Coop's Trucking LLC	(#,^)	3066 Misty Creek Drive., Swartz, MI 48473	Truck Transportation	Term Loan	Prime plus 2.75%	9/1/2027	75.5	75.5	77.0	0.02%
Blue EagleTransport Inc, Greeneagle Transport Inc & Golden Eagle Tran	(#,^)	377 Boston Post Rd, Milford, CT 6460	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/31/2027	293.3	293.3	289.1	0.09%
Parlay Disributors LLC	(#,^)	20 Medford Ave, Ste 104, Patchogue, NY 11772	Educational Services	Term Loan	Prime plus 2.75%	8/25/2027	83.2	83.2	81.4	0.02%
Lake County Tow LLC	(#,^)	15409 Country Rd 565A, Clermont, FL 34711	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/25/2042	82.8	82.8	93.5	0.03%
InUSA Ventures Inc dba InUSA Services	(#,^)	3015 San Pablo Ave, Ste 511, Berkeley, CA 94702	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	8/24/2027	18.7	18.7	18.1	0.01%
Genuine Ventures LLC and Seaweed Ventures LLC	(#,^)	432 S Franklin St, Juneau, AK 99801	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2030	469.9	469.9	484.4	0.14%
Delicias de Minas Restaurant, LLC	(#,^)	168-170 McWhorter St, Newark, NJ 7105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2027	151.9	151.9	158.9	0.05%
Damiano Global Corp	(#,^)	333 Birch Hills Drive, Rochester, NY 14622	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	16.8	16.8	17.2	0.01%
L&V Auto Sales, Inc.	(#,^)	1504 West Franklin Blvd., Gastonia, NC 28052	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/21/2027	13.5	13.5	14.1	—%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd Ste. 109 & 111, Joliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/18/2027	14.0	14.0	13.9	—%
Tony Herring & Associates, Inc	(#,^)	211 West Camellia Drive, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/17/2027	5.6	5.6	5.4	—%
Chester's World Enterprise LLC	(#,^)	140 W Alameda Drive, Ste 104, Tempe, AZ 85282	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/16/2027	16.9	16.9	16.8	—%
D'Amato & Sons Construction, Inc.	(#,^)	117 Oak St, Amityville, NY 11701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/11/2027	6.2	6.2	6.2	—%
L & J Corporate Services Inc	(#,^)	866 NW 110th Ave, Coral Springs, FL 33071	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2027	4.7	4.7	4.6	—%
HMG Strategy LLC,	(#,^)	191 Post Rd W., Westport, CT 6880	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2027	35.5	35.5	34.4	0.01%
Royal Blue Investments, Inc. and Cleland Pharmacy LLC	(#,^)	202 S. 1st St, Wakeeny, KS 67672	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/31/2042	50.0	50.0	57.6	0.02%
Sharon G McMillen, MA Psychologist, Inc.	(#,^)	216 West Main St, Kingwood, WV 26537	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/28/2027	13.8	13.8	13.4	—%
Work of Heart Inc dba Little Nest Portraits	(#,^)	1000 Merdian Blvd, Ste 112, Franklin, TN 37067	Professional, Scientific, and Technical Services	Term Loan	7.5%	7/28/2027	43.5	43.5	38.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

HQTRONIC LLC	(#,^)	10135 S. Roberts Rd, Ste. 209, Palos Hills, IL 60465	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/27/2027	16.7	16.7	16.2	—%
Oberon IT, Inc.	(#,^)	1404 W. Walnut Hill Lane, Irving, TX 75038	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/26/2027	162.1	162.1	162.8	0.05%
Gilles Peress Studio LLC	(#,^)	76 Lafayette Ave, Brooklyn, NY 11217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2027	46.0	46.0	44.5	0.01%
Obok LLC	(#,^)	2720 S. Havana St., Unit H, Aurora, CO 80014	Food Manufacturing	Term Loan	Prime plus 2.75%	7/21/2027	8.9	8.9	9.0	—%
Lil Tots' Learning Center LLC	(#,^)	3042 S 78th St, Tampa, FL 33619	Social Assistance	Term Loan	Prime plus 2.75%	7/21/2042	28.3	28.3	32.8	0.01%
Ocean Trans LLC	(#,^)	1415 W Andersonr Way, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	7/21/2027	29.1	29.1	28.2	0.01%
Matrix Z LLC	(#,^)	800 SW 21st Terrace, Fort Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 3.75%	7/19/2027	5.8	5.8	6.2	—%
Aitheras Aviation Group, LLC , Aitheras Aviation Group, LLC	(#,^)	2301 N Marginal Rd, Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus 2.75%	7/18/2027	611.0	611.0	594.5	0.18%
Wildflour Bakery & Cafe, LLC	(#,^)	5137 Clareton Drive, Ste 100,110 & 120, Agoura Hills, CA 91301	Food Manufacturing	Term Loan	Prime plus 2.75%	7/17/2027	16.7	16.7	17.4	0.01%
Koep Companies dba Pipestone True value	(#,^)	207 East Main St, Pipestone, MN 56164	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/14/2042	308.3	308.3	345.2	0.10%
McCord Holdings, Inc. dba Fast Signs 176101	(#,^)	7640 N. Wickham Rd, Melbourne, FL 32940	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/7/2027	13.9	13.9	13.7	—%
Thrifty Market Inc dba Thrifty Foods	(#,^)	702 10th St, Wheatland, WY 82201	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/6/2027	79.6	79.6	79.2	0.02%
Hamilton & Associates Real Estate and Investments Firm LLC	(#,^)	11776 West Sample Rd, Coral Springs, FL 33065	Real Estate	Term Loan	Prime plus 2.75%	6/30/2042	51.0	51.0	59.4	0.02%
The Country House Restaurant, LLC and Pelton Real Estate, LLC	(#,^)	677 US Route 7, Pittsford, VT 5763	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	48.1	48.1	56.3	0.02%
J&M Civil Construction Services LLC	(#,^)	1221 County Rd 4371, Decatur, TX 76234	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	72.5	72.5	73.4	0.02%
J. T. O'Neill Company, L.L.C	(#,^)	19972 Willowin Farm Lane, Purcellville, VA 20132	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	11.0	11.0	11.2	—%
New Chicago Wholesale Bakery Inc.	(#,^)	795 Touhy Ave, Elk Grove Village, IL 60007	Food Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	11.3	11.3	11.8	—%
Oakhill Farms, LLC	(#,^)	15 Carl St, Johnston, RI 2919	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	81.8	81.8	88.2	0.03%
Best Bees Company	(#,^)	839 Albany St, Boston, MA 2119	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	6/29/2027	16.5	16.5	16.7	—%
Stiegelbauer Associates Inc.	(#,^)	63 Flushing Ave, Unit 101, Building 280, Brooklyn, NY 11205	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2027	226.2	226.2	238.0	0.07%
Intellixion LLC	(#,^)	7447 Egan Dr, Ste 110 A, Savage, MN 55378	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/29/2027	2.7	2.7	2.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Malhame & Company Publishers & Importers Inc.	(#,^)	180 Orville Rd, Bohemia, NY 11780	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/29/2027	68.4	68.4	69.4	0.02%
Greensboro Plastic Surgical Associates, PA	(#,^)	2716 Henry St, Greensboro, NC 27405	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2042	545.4	545.4	632.9	0.19%
Ocean Trans LLC and Dehal Trucking LLC	(#,^)	760 W. Charter Way, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2027	452.3	452.3	458.3	0.14%
Foxhop Fitness, LLC	(#,^)	4211 NW Federal Hwy, Jensen Beach, FL 34957	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	66.8	66.8	67.9	0.02%
Old Dominion Transportation Group, Inc.	(#,^)	1308 Devils Reach Rd, Woodbridge, VA 22192	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2027	765.1	765.1	780.7	0.23%
Akal Express Inc. dba Truck Trailer Service Stop	(#,^)	2901 I 40 West, Vega, TX 79092	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/28/2042	26.4	26.4	31.1	0.01%
Citibin, Inc.	(#,^)	254 36th St, Ste B519, Brooklyn, NY 11232	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/27/2027	91.7	91.7	92.9	0.03%
Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	(#,^)	211 East 25th St, Norfolk, VA 23504	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/27/2030	201.0	201.0	216.5	0.06%
Four Seasons Laser Center Inc.	(#,^)	4720 NW 2nd Ave Unit D-104 and Unit D-105, Boca Raton, FL 33498	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/26/2042	211.4	211.4	245.1	0.07%
Ains Holding Company, LLC	(#,^)	122 West 26th St, New York, NY 10011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2027	841.7	841.7	858.7	0.25%
Northern Industries, LLC	(#,^)	W 5585 Dehart Drive, Tomahawk, WI 54484	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/23/2042	54.4	54.4	63.8	0.02%
Vella Construction Enterprises, Inc. dba Vella Construction	(#,^)	318 28th Ave, San Mateo, CA 94403	Construction of Buildings	Term Loan	Prime plus 2.75%	6/23/2027	16.5	16.5	16.7	—%
Birches Group, LLC	(#,^)	228 East 45th St. 12th FL South, New York, NY 10017	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2027	36.7	36.7	37.2	0.01%
Scarlet Spartan Inc.dba FastSigns of Brighton	(#,^)	533 W. Grand River Ave, Brighton, MI 48116	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	16.0	16.0	16.5	—%
Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	(#,^)	11535 Carmel Commons Blvd. Ste 200, Charlotte, NC 28226	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/16/2042	377.5	377.5	434.3	0.13%
All Regional Recyclers of Wood LLC dba ARROW,Superior Carting,LLC	(#,^)	104 Wooster St, Bethel, CT 6801	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/15/2042	292.7	292.7	338.8	0.10%
JAM Media Solutions, LLC	(#,^)	4744 Tackawanna St, Philadelphia, PA 19124	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/15/2027	24.5	24.5	24.8	0.01%
ESA 365 Corp and Lucathor Realty LLC	(#,^)	2420 Grand Ave, Baldwin, NY 11520	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2042	21.2	21.2	24.7	0.01%
Hull's Kitchen, LLC and HK Too, LLC	(#,^)	19 Hull Shore Dr, Hull, MA 2045	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2042	91.3	91.3	107.1	0.03%
Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	(#,^)	577 Main Ave, Paterson, NJ 7055	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2042	87.2	87.2	101.9	0.03%
Susan Hughes dba Aloha Junction B and B	(#,^)	19-4037 Olapalapa Rd, Volcano, HI 96785	Accommodation	Term Loan	Prime plus 2.75%	6/14/2042	58.9	58.9	69.1	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Refoleen Inc dba Spice and Tea Exchange	(#,^)	849 E Commerce St Ste 121, San Antonio, TX 78205	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/8/2027	2.6	2.6	2.6	—%
Skydive California, LLC	(#,^)	25001 S Kasson Rd, Tracy, CA 95301	Educational Services	Term Loan	Prime plus 2.75%	6/2/2027	40.3	40.3	42.4	0.01%
SCW, LLC dba Arthur Murray Dance Studio	(#,^)	2383 Old Dixwell Ave, Hamden, CT 6518	Educational Services	Term Loan	Prime plus 2.75%	6/2/2042	137.6	137.6	159.7	0.05%
Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder	(#,^)	246 East Belt Blvd, Richmond, VA 23224	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/1/2042	43.0	43.0	50.1	0.01%
Sage Oil LLC	(#,^)	8913 Egyptian Ave, Las Vegas, NV 89143	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/31/2027	16.3	16.3	16.6	—%

Ricnet III, Inc. dba Edible Arrangements	(#,^)	716 Foxcroft Ave, Martinsburg, WV 25401	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/31/2027	10.9	10.9	11.1	—%
Funtime, LLC and Universal Entertainment Group LLC	(#,^)	13200 W. Foxfire Dr #144, Surprise, AZ 85387	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2027	50.0	50.0	50.9	0.01%
Haroon Baig,Inc.dba US1 Petrol	(#,^)	1280-1290 Dixwell Ave, Hamden, CT 6514	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2042	248.4	248.4	291.4	0.09%
Chet Lemon Enterprises LLC dba All American Sports	(#,^)	1544 Lane Park Cutoff, Tavares, FL 32778	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/26/2042	746.7	746.7	876.1	0.26%
Eagle Wood Works LLC	(#,^)	1448 Horsehead Rd, Lugoff, SC 29078	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	5/26/2027	8.7	8.7	9.0	—%
Hurricane Group, Inc.	(#,^)	312 West Fourth St, Carson City, NV 89703	Other Information Services	Term Loan	Prime plus 2.75%	5/26/2027	55.1	55.1	55.8	0.02%
Swantown Inn & Spa LLC	(#,^)	1431 11th Ave SE, Olympia, WI 98501	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	119.6	119.6	140.2	0.04%
Beyond Waves A Unique Salon LLC and Lori Ann Carlson	(#,^)	2290 Foxon Rd Route 80, North Branford, CT 6471	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2027	9.1	9.1	9.2	—%
Jung Design Inc.	(#,^)	10857 Pine Bluff Drive, Fisher, IN 46037	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2027	6.5	6.5	6.6	—%
Abdul Naushad MD PC dba Advanced Pain Centers	(#,^)	2865 James Blvd, Poplar Bluff, MO 63901	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/25/2042	372.3	372.3	434.9	0.13%
Locavore LLC dba Paloma Restaurant	(#,^)	401 S. Guadalupe St, Santa Fe, NM 87501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2027	36.3	36.3	37.2	0.01%
Innovim, LLC	(#,^)	6401 Golden Triangle Drive Ste 200, Greenbelt, MD 20770	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2027	219.9	219.9	222.8	0.07%
Prestige Construction of Florida, LLC	(#,^)	1404 Yorktown St Ste E, Deland, FL 34944	Construction of Buildings	Term Loan	Prime plus 2.75%	5/23/2042	317.0	317.0	365.7	0.11%
Hayden Trucking LLC	(#,^)	11540 Eagle Vista Drive, Fort Worth, TX 76179	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	99.9	99.9	105.2	0.03%
Tres K Deli,Grocery,Fruit and Meat Inc.	(#,^)	125 West Tremont Ave, Bronx, NY 10453	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/19/2027	6.0	6.0	6.2	—%
Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	(#,^)	132 North Wellwood Ave, Lindenhurst, NY 11757	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/19/2042	548.0	548.0	637.5	0.19%
Waterford Plumbing Co, Inc.	(#,^)	2425 W. Cuyler Ave, Chicago, IL 60618	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2027	36.3	36.3	37.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Mr. B's Bicycles & Mopeds, Inc.	(#,^)	1870 S. 4th Ave, Yuma, AZ 85364	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/18/2042	138.1	138.1	160.4	0.05%
Bay Car Wash LLC	(#,^)	952 South Commercial St and West Magnolia, Aransas Pass, TX 78336	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2042	113.9	113.9	132.5	0.04%
Computech Computers Inc.	(#,^)	40-24 76th St, Office #2B, Elmhurst, NY 11373	Educational Services	Term Loan	Prime plus 2.75%	5/17/2027	36.3	36.3	36.8	0.01%
5 Stars Learning Center Inc	(#,^)	14 Paine Ave, Irvington, NJ 7111	Social Assistance	Term Loan	Prime plus 2.75%	5/16/2042	58.1	58.1	67.5	0.02%
Arco Electrical Contractors Inc. dba Arco Construction Group	(#,^)	22-24 South Seventh St, Elizabeth, NJ 7202	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/16/2027	262.0	262.0	270.7	0.08%
Sanderson Distribution Inc.	(#,^)	100 Daniel Drive, Alamo, CA 94507	Truck Transportation	Term Loan	Prime plus 2.75%	5/12/2027	7.6	7.6	7.7	—%
B G F Bobby Q's Inc	(#,^)	447 N. Main St, Freeport, NY 11520	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2027	5.4	5.4	5.7	—%
Estelle Finkel Educational Associates,LLC	(#,^)	125 West Mount Pleasant Ave, Livingston, NJ 7039	Educational Services	Term Loan	Prime plus 2.75%	5/11/2027	88.6	88.6	89.8	0.03%
Labmates,LLC	(#,^)	141 Watertown Rd, Thomaston, CT 6787	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	5/10/2027	72.6	72.6	75.9	0.02%
NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2027	64.3	64.3	66.0	0.02%
NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2042	20.6	20.6	23.6	0.01%
Innovation Transport, LLC	(#,^)	1 International Blvd, Mahwah, NJ 7495	Truck Transportation	Term Loan	Prime plus 2.75%	5/9/2027	56.8	56.8	59.4	0.02%
Benchmark Building, Inc.	(#,^)	1439 Stargazer Terrace, Sanford, FL 32771	Construction of Buildings	Term Loan	Prime plus 2.75%	5/5/2027	16.3	16.3	16.6	—%
Cable Management LLC	(#,^)	290 Pratt St, Meriden, CT 6450	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/3/2027	41.6	41.6	43.3	0.01%
Fine Arts Center of Easley, Inc. dba Midtown Music	(#,^)	117 S. Pendleton St, Easley, SC 29640	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/2/2042	112.5	112.5	132.0	0.04%
Love and Glory Learning Center, Inc.	(#,^)	4911 N. 42nd St., Tampa, FL 33610	Social Assistance	Term Loan	Prime plus 2.75%	4/28/2042	73.3	73.3	84.9	0.03%
Sneads Ferry Foods, Inc. dba DQ Grill & Chill	(#,^)	920 Hwy 210, Sneads Ferry, NC 28460	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	611.4	611.4	707.7	0.21%
JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	(#,^)	393 Charles St, Providence, RI 2904	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	208.3	208.3	244.4	0.07%
Resident Research, LLC	(#,^)	4400 Morris Park Drive Ste M, Charlotte, NC 28277	Other Information Services	Term Loan	Prime plus 2.75%	4/24/2027	63.5	63.5	64.3	0.02%
Getting Even LLC dba The Zoo Health Club	(#,^)	377 South Willow St, Ste B 2-1, Manchester, NH 3103	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/21/2027	5.4	5.4	5.5	—%
Ralph's Hair Salon, Inc.	(#,^)	175 NW 14th St, Homestead, FL 33030	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/21/2042	47.0	47.0	54.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Condron Brothers LLC DBA Luv 2 Play	(#,^)	4790 La Sierra Ave, Riverside, CA 92505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/19/2027	85.9	85.9	88.4	0.03%
Butternuts Beer and Ale LLC	(#,^)	4021 Hwy 51, Garrattsville, NY 13342	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/12/2027	53.1	53.1	55.8	0.02%
The Altitude Group, LLC and Core Home Security, LLC	(#,^)	949 Clint Moore Rd, Unit 949A, Boca Raton, FL 33487	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	31.7	31.7	32.1	0.01%
Bear Trail Lodge LLC	(#,^)	Mile 1 Bear Trail Rd, King Salmon, AK 99613	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	519.4	519.4	608.9	0.18%
Citizens Lanes, LLC	(#,^)	5100 Goodson Connector Rd, Union City, GA 30291	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/31/2042	607.2	607.2	568.7	0.17%
Applied Integrated Technologies, Inc.	(#,^)	7120 Samuel Morse Drive #150, Columbia, MD 21046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2027	89.1	89.1	90.1	0.03%
Landmark Ventures USA, Inc.	(#,^)	475 Park Ave South 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	133.6	133.6	135.1	0.04%
Golden Hen Inc. dba Cafe	(#,^)	468 W. Cheltenham Ave, Philadelphia, PA 19126	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	46.1	46.1	46.8	0.01%
KWG Industries LLC dba Peterson & Marsh Metal Industries	(#,^)	330 Roycefield Rd Unit B, Hillsborough, NJ 8844	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2027	21.4	21.4	22.4	0.01%
Sea Smoke Barbeque, Corp and Danwen LLC	(#,^)	20 Island Farm Rd, Oak Bluffs, MA 2557	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	222.3	222.3	258.6	0.08%
Schafer Fisheries Inc.	(#,^)	21985 Waller Rd, Fulton, IL 61252	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	233.9	233.9	274.5	0.08%
Discount Price, LLC dba Robert's Market	(#,^)	2 Hill Rd, Franklin, NH 3235	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	193.9	193.9	226.1	0.07%
Douglas K. Soderblom . dba Loma Linda Optometry	(#,^)	25815 Barton Rdad, Unit C104, Loma Linda, CA 92354	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	71.2	71.2	73.1	0.02%
Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham	(#,^)	1221 Kentucky Mills Drive, Louisville, KY 40299	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	993.0	993.0	1,165.0	0.34%
H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	(#,^)	5455 N 51st St, # 30, Glendale, AZ 85301	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	78.5	78.5	81.4	0.02%
New England Country Day School, Inc. and Thomas D. Walker	(#,^)	27 Kenosia Ave, Danbury, CT 6810	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	356.3	356.3	414.0	0.12%
American Pharmaceutical Innovation Company, LLC	(#,^)	1425 Centre Circle, Downers Grove, IL 60515	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	5.0	5.0	5.1	—%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC dba Econo	(#,^)	421 S. Oak St, Pecos, TX 79772	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	388.0	388.0	454.5	0.13%
Heil & Hornik LLC dba Elysium Tennis	(#,^)	7637 C. Commerce Place, Plain City, OH 43064	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	873.1	873.1	1,012.3	0.30%
Color Graphic Press, Inc.	(#,^)	42 Main St, Nyack, NY 10960	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2027	85.5	85.5	89.8	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

JBK Truck Trailer and Bus Inc.	(#,^)	8669 South State Rd 67, Camby, IN 46113	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	83.6	83.6	96.9	0.03%
Denton Bio Fuels LLC and American Bio Source LLC	(#,^)	624 W. University Dr. Ste 359, TX, TX 76201	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	43.3	43.3	44.6	0.01%
Executive Fitness & Nutrition Inc.	(#,^)	8610 Roosevelt Ave Ste 2, Jackson Heights, NY 11372	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	14.3	14.3	15.1	—%
Baton Rouge Cargo Services Inc. and 6507 Westport, LLC	(#,^)	6507 Westport Ave, Shreveport, LA 71129	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	605.5	605.5	706.6	0.21%
Vehicle Safety Supply LLC	(#,^)	707 Femimore Rd, Mamaroneck, NY 10543	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/21/2027	16.0	16.0	16.2	—%
The Purple Cow House of Pancake Inc	(#,^)	6 & 10 Skowhegan Rd, Fairfield, ME 4937	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	150.9	150.9	176.8	0.05%
Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc. T.C. of	(#,^)	5880 US Hwy6, Portage, IN 46368	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	220.6	220.6	231.7	0.07%
1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa M	(#,^)	6510 North Broadway, Saint Louis, MO 63147	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	468.9	468.9	474.1	0.14%
Dwayne Bernard Tate	(#,^)	1238 Woodcliff Court SW, Lilburn, GA 30047	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	7.5	7.5	7.7	—%
Elegant Occasions, LLC dba E Productions	(#,^)	3650 Coral Ridge Drive Units 103-104, Coral Springs, FL 33065	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	555.1	555.1	644.3	0.19%
Anthony LLC dba Star of Woodward Market	(#,^)	5730 Woodward Ave, Detroit, MI 48202	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	108.4	108.4	127.0	0.04%
Allegro Assisted Living Of Texas	(#,^)	3400 Remington Drive, Plano, TX 75023	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/6/2027	68.4	68.4	71.8	0.02%
Podium Auto Sales Inc and RRS Property, LLC	(#,^)	246 S. Dixie Hwy, Pompano Beach, FL 33060	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	85.3	85.3	98.9	0.03%
SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	(#,^)	1001 E. Cooley Drive Ste 102, Colton, CA 92324	Truck Transportation	Term Loan	Prime plus 2.75%	2/28/2027	166.3	166.3	168.2	0.05%
Weeping Willow Kennels, Inc and Aileen N Black	(#,^)	6041 Hammond School Rd, Salisbury, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	131.4	131.4	153.1	0.05%
Getting Even LLC dba The Zoo Health Club	(#,^)	377 South Willow St Unit B2-1, Manchester, NH 3103	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	67.9	67.9	69.5	0.02%
Total Document Solutions Inc and,TDS Services, LLC	(#,^)	2515 North Shiloh Drive, Fayetteville, AR 72704	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/27/2030	249.2	249.2	262.5	0.08%
McNally Enterprises Inc.	(#,^)	1010 N. Grove St, Anaheim, CA 92806	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/27/2027	45.4	45.4	46.4	0.01%
Teracore Inc.	(#,^)	3300 Holcomb Bridge Rd, Ste 226, Norcross, GA 30092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	115.4	115.4	116.7	0.03%
B & J Bicycle Shop Inc.	(#,^)	1620 E. Sample Rd, Pompano Beach, FL 33064	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	4.4	4.4	4.6	—%
TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	(#,^)	2235 S. Power Rd Ste 118, Mesa, AZ 85209	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	53.0	53.0	55.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

3W Enterprises LLC	(#,^)	2727 Industrial Parkway, Elkhart, IN 46516	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	60.9	60.9	71.1	0.02%
Ameritube, LLC and Ravone Properties, LLC	(#,^)	1000 North State. Hwy 77, Hillsboro, TX 76645	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	173.1	173.1	202.8	0.06%
Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC	(#,^)	2808 Court St, Port Allen, LA 70767	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	232.6	232.6	271.5	0.08%
Sushiya Inc.	(#,^)	72 S. Main St, Hanover, NH 3755	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2027	13.2	13.2	13.5	—%
Maximo Canot dba Wash and Dry Laundrymat	(#,^)	34 Morningside Ave, Yonkers, NY 10703	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	129.2	129.2	150.9	0.04%
Marvic Enterprises Inc dba Jordan's Liquor	(#,^)	199 Taunton Ave, East Providence, RI 2914	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	205.6	205.6	239.5	0.07%
Harrison Logging Company LLC	(#,^)	255 Ray Crain Rd, Indian Mound, TN 37079	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	74.9	74.9	77.0	0.02%
8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	(#,^)	174-176 Mountain Ave, Springfield, NJ 7081	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	307.8	307.8	355.7	0.10%
DBMS Consulting, Inc.	(#,^)	164 West 83rd St. Units CF1 and CF2, New York, NY 10024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	173.8	173.8	200.9	0.06%
Chidlren's House Learning, Inc and Tarps Investment Group	(#,^)	720 Wilbraham Rd, Springfield, MA 1109	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2042	301.1	301.1	349.5	0.10%
Brandco, LLC	(#,^)	2151 Consulate Drive Ste 21, Orlando, FL 32837	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/31/2027	30.5	30.5	30.8	0.01%
Fave Realty Inc.	(#,^)	1875 Grand Ave, Baldwin, NY 11510	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	51.1	51.1	59.4	0.02%
SRC Publishing LLC	(#,^)	8690 Waterford Bend St, Las Vegas, NV 89123	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	15.7	15.7	15.9	—%
Fox Valley Rentals & Investments LLC and Brian M Tomaszewski	(#,^)	2906 E. Newberry St., Appleton, WI 54915	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/20/2042	39.8	39.8	46.1	0.01%
Jolibe LLC and Jolibe Atelier LLC	(#,^)	357 w 36th #401, New York, NY 10018	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	7.3	7.3	7.5	—%
Eickmann Management Group LLC dba Jimmy Johns of Dundee	(#,^)	568 Techumseh St, Dundee, MI 48131	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	69.5	69.5	73.0	0.02%
Fullbro Trust dba Menemsha Blues	(#,^)	2 Basin Rd, Chilmark, MA 2535	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	15.7	15.7	16.5	—%
Echelon Enterprises, Inc	(#,^)	16701 E. Iliff Ave, Aurora, CO 80013	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/10/2027	34.1	34.1	35.8	0.01%
Metropolitan Solutions Group Inc.	(#,^)	1420 Chestnut St, Portsmouth, VA 23704	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	257.0	257.0	295.1	0.09%
Means Enterprises LLC dba FastFrame Frisco	(#,^)	4112-4150 Legacy Drive/5729 Leabanon Rd Unit 412, Frisco, TX 75034	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	14.4	14.4	14.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Soon Im. Chin dba Stan C-Store	(#,^)	4014 E Stan Schlueter Loop, Killeen, TX 76542	Gasoline Stations	Term Loan	Prime plus 2.75%	12/15/2041	198.6	198.6	231.8	0.07%
Sempco, Inc.	(#,^)	51 -55 Lake St Unit #2-6, Nashua, NH 3060	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	39.2	39.2	45.9	0.01%
New Chicago Wholesale Bakery, Inc.	(#,^)	795 Touhy Ave, Elk Grove Village, IL 60007	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	426.1	426.1	492.2	0.15%
Techni-Pro Institute LLC	(#,^)	414 NW 35th St, Boca Raton, FL 33431	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	130.8	130.8	133.1	0.04%
Elita 7, LLC	(#,^)	16 Marble St, Worcester, MA 1603	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	669.9	669.9	779.3	0.23%
HMG Strategy, LLC	(#,^)	191 Post Rd West, Westport, CT 6880	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	32.6	32.6	32.9	0.01%
Trison Enterprises Inc.dba Lee's Automotive	(#,^)	13281 Aurora Ave N, Seattle, WA 98311	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	380.8	380.8	442.2	0.13%
AGG Management Team LLC dba Chevron	(#,^)	2615 S Dixie Hwy, West Palm Beach, FL 33401	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	267.8	267.8	313.2	0.09%
Roast Beef Levittown LLC dba Arby's	(#,^)	2080 Hempstead Turnpike, East Meadow, NY 11554	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	146.3	146.3	153.3	0.05%
Success Advertising Inc. dba Success Communivstion Gr	(#,^)	26 Eastmans Rd, Parsippany, NJ 7054	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	435.9	435.9	509.1	0.15%
Wayfarer Bicycle LLC	(#,^)	118-120 Ocean Ave, New London, CT 6320	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	86.4	86.4	99.5	0.03%
Mack Team Enterprises Inc.dba The UPS Store #6815	(#,^)	38200 Ave of the States, Fort Gordon, GA 30905	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	14.1	14.1	14.4	—%
Recycling Revolution,LLC	(#,^)	4190 Collins Rd, Unadilla, GA 31091	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	85.3	85.3	98.7	0.03%
eCommerce Direct, LLC	(#,^)	3440 Gannett Ave, Des Moines, IA 50321	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	534.4	534.4	546.0	0.16%
New Life Hospital LLC	(#,^)	17400 Red Oak Drive, Houston, TX 77090	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,139.8	1,139.8	1,333.1	0.39%
Imagine By Carleen Inc.	(#,^)	1404 Del Prado Blvd. Units 100 & 105, Cape Coral, FL 33990	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	49.1	49.1	56.9	0.02%
Hanson's Greeks LLC	(#,^)	8132 N. 87th Place, Ste A, Scottsdale, AZ 85258	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	7.7	7.7	8.1	—%
Noso Development LLC	(#,^)	4 Walker Way, Albany, NY 12205	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	53.5	53.5	54.0	0.02%
Quick Ship, LLC	(#,^)	448 W. 19th St, Houston, TX 77008	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	7.2	7.2	7.2	—%
Imaginarium Foods LLC,	(#,^)	751 N. Cable Rd, Lima, OH 45805	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	349.1	349.1	406.5	0.12%
RD Management, LLC	(#,^)	2302 N. Kings Hwy, Myrtle Beach, SC 29572	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	145.7	145.7	147.6	0.04%
Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence,LLC	(#,^)	1 Pebble Wood Lane, Palm Coast, FL 32164	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	63.4	63.4	74.2	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Usman Jalil, LLC dba Food Mart	(#,^)	147 N Washington St, Plainville, CT 6062	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	217.9	217.9	250.7	0.07%
Access Staffing, LLC	(#,^)	360 Lexington Ave 8th Floor, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	841.0	841.0	848.6	0.25%
CRK Mens, LLC dba Spiff for Men	(#,^)	750 Third Ave, New York, NY 10017	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	71.1	71.1	72.2	0.02%
WPN Recycling Company LLC	(#,^)	5101 Andard Ave, Baltimore, MD 21226	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	15.3	15.3	16.1	—%
Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn	(#,^)	1835 Auburn Way N Ste B, Auburn, WA 98002	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	40.9	40.9	41.4	0.01%
Bouquet Restaurant LLC	(#,^)	519 Main St, Covington, KY 41011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	90.6	90.6	105.9	0.03%
JBK Truck Trailer and Bus Inc.	(#,^)	8669 S. State Rd 67, Camby, IN 46113	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	388.2	388.2	449.9	0.13%
6E Technologies LLC	(#,^)	11001 West 120th Ave, Ste 400, Broomfield, CO 80020	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	105.4	105.4	109.1	0.03%
Broms Asset Management LLC	(#,^)	215 East 79th St Apt 9E, New York, NY 10075	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	84.8	84.8	85.6	0.03%
Skaggs RV Outlet LLC	(#,^)	301 Commerce Drive, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	68.2	68.2	71.4	0.02%
Catherine Christine Morin dba Purr-Fect Pets	(#,^)	1915 North Austin Ave, Georgetown, TX 78626	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	12.8	12.8	12.9	—%
Stratmar Systems Inc dba Stratmar Retail Services	(#,^)	109 Willett Ave, Port Chester, NY 10573	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	46.8	46.8	49.0	0.01%
Hoosier Health Plus, LLC	(#,^)	520 East 8th St, Anderson, IN 46012	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	63.1	63.1	66.1	0.02%
Hackensack Steel Corporation and Luzerne Ironworks Inc	(#,^)	300 Sly St, Swoyersville, PA 18709	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	176.0	176.0	184.4	0.05%
Dyer Properties, LLC and Bayview Pharmacy, Inc.	(#,^)	3844 Post Rd, Warwick, RI 2886	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	224.3	224.3	259.1	0.08%
MIK LLC dba Firehouse Subs	(#,^)	17250 Royalton Rd, Strongsville, OH 44136	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	151.9	151.9	153.8	0.05%
Fine Line Interiors, Inc.	(#,^)	2530 SW 30th Ave, Hallandale Beach, FL 33009	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	60.3	60.3	70.5	0.02%
131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	(#,^)	13215 Miles Ave, Cleveland, OH 44105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	111.5	111.5	130.0	0.04%
Veracruz Shabo, LLC Waterfalls Quick Lube LLC	(#,^)	1325 BRd St, Central Falls, RI 2863	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	110.8	110.8	128.9	0.04%
Glocecol LLC	(#,^)	10302 NW South River Drive, Bay #18, Miami, FL 33178	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	51.1	51.1	53.5	0.02%
Bloomquist Communications Inc.	(#,^)	131 East Trinity Place, Decatur, GA 30030	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	40.4	40.4	40.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Moolchan Enterprises LLC dba Staying Green	(#,^)	2650 S.W. 154 Ave, Davie, FL 33331	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	7.4	7.4	7.7	—%
Woodstock Enterprises Corp dba True Scent Candle Co	(#,^)	191 2nd Ave, Warwick, RI 2888	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	82.6	82.6	95.2	0.03%
Elite Structures Inc	(#,^)	401 Old Quitman Rd, Abel, GA 31620	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	176.7	176.7	188.8	0.06%
Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	(#,^)	200 North Branford Rd, Branford, CT 6405	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	286.4	286.4	300.1	0.09%
Worldwide Estate, Inc. dba Washington Heights Manor	(#,^)	10620 W. Greenwood Terrace, Milwaukee, WI 53224	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	208.9	208.9	244.4	0.07%
Gold Wind Logistics LLC	(#,^)	2830 Beech Daly Rd, Inkster, MI 48141	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	162.9	162.9	190.5	0.06%
Speaker City, Inc. dba Rollin Thunder	(#,^)	246 East Belt Blvd, Richmond, VA 23224	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	116.4	116.4	135.4	0.04%
Maine Service Corp	(#,^)	59-22 55th St, Maspeth, NY 11378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	110.7	110.7	115.7	0.03%
Justin Partlow	(#,^)	100 Independence Place, Ste 414, Tyler, TX 75703	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	13.1	13.1	13.3	—%
Reliable Recovery Services LLC	(#,^)	2401 West Mcdowell Rd, Phoenix, AZ 85009	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	75.8	75.8	78.0	0.02%
Wyspen Corporation dba Charlestown Ace	(#,^)	5 Austin St, Charlestown, MA 2129	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	24.3	24.3	24.5	0.01%
Ailky Corporation	(#,^)	352 Beford St, Lakeville, MA 2347	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	159.6	159.6	162.4	0.05%
JJA Transportation Management Inc.	(#,^)	15 Church St, Upland, PA 19015	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	33.6	33.6	33.9	0.01%
Seaway LLC and Reklaw LLC dba Allure Lounge	(#,^)	415 -417 Halsey Drive, Newark, NJ 7102	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	127.4	127.4	149.0	0.04%
Beadon Inc	(#,^)	2601 Old Ocean City Rd, Salisbury, MD 21804	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	14.9	14.9	15.6	—%
CNC Precision Machine, Inc.	(#,^)	18360 Industrial Circle, Burton, OH 44021	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,188.7	1,188.7	1,376.8	0.41%
Reynolds Fence & Guardrail Inc.	(#,^)	9320 Machado Drive, Indian Trail, NC 28079	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	418.4	418.4	435.8	0.13%
Kyle M Walker DDS, PC	(#,^)	1402 West Park Ave, Orange, TX 77630	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	157.1	157.1	159.5	0.05%
Luv 2 Play Nor Cal, LLC dba Luv 2 Play	(#,^)	82 Clarksville Rd, Folsom, CA 95630	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	36.2	36.2	36.9	0.01%
TPFC,LLC dbaThe Picture Frame Company	(#,^)	5957 Glenway Ave, Cincinnati, OH 45238	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	54.5	54.5	63.2	0.02%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	(#,^)	24201 North Hwy 1, Fort Bragg, CA 95437	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	6.0	6.0	6.3	—%
PeopleBest Inc.	(#,^)	19442 Mesa Drive, Villa Park, CA 92861	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	10.0	10.0	10.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Cuppiecakes LLC	(#,^)	313 S Main St, McGregor, TX 76557	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	20.9	20.9	24.1	0.01%
Wrecking Crew Media LLC	(#,^)	229 Commercial Ave, Pittsburgh, PA 15212	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	33.2	33.2	33.5	0.01%
Consulting Solutions Inc. and Mark Luciani	(#,^)	3000 N Federal Hwy 1-1A, Fort Lauderdale, FL 33306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2026	16.2	16.2	16.8	—%
Benoit's Towing and Recovery LLC	(#,^)	301 Tabor Rd, Swanton, VT 5488	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	5.6	5.6	5.7	—%
Marquis Cattle Company	(#,^)	805 US Hwy 87, Belt, MT 59412	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/13/2026	33.5	33.5	35.1	0.01%
Metropet Dog Center, Inc	(#,^)	2057 West Shore Rd, Warwick, RI 2889	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	101.3	101.3	117.6	0.03%
Animal Intrusion Prevention Systems Holding Company, LLC dba Critter C	(#,^)	1362-1366 W. Carrier Parkway, Grand Prairie, TX 75050	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	89.8	89.8	91.1	0.03%
Raem Corporation dba Dryclean Express	(#,^)	557 West Whitney Rd, Fairport, NY 14450	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	67.1	67.1	78.3	0.02%
Warren Dale Warrington dba Custom Paint and Body	(#,^)	705 S Market Ave, Fort Pierce, FL 34982	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	93.7	93.7	108.9	0.03%
Albert Basse Associates Inc	(#,^)	175 Campanelli Parkway, Stoughton, MA 2072	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	40.6	40.6	42.4	0.01%
Rosmel Pools Inc	(#,^)	9300 NW 25th St Ste 103, Miami, FL 33172	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	14.8	14.8	15.0	—%
Avery Management Inc. dba Whetstone Upholstery	(#,^)	1122 N Bloulevard, Richmond, VA 23230	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	6.7	6.7	6.7	—%
TR Companies LLC dba Liberty Rental 4 U	(#,^)	410 N Church Rd, Liberty, MO 64068	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	32.6	32.6	32.8	0.01%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(#,^)	726-740 South Fleming St, Sebastian, FL 32958	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	492.0	492.0	574.4	0.17%
Luv 2 Play Temecula, LLC	(#,^)	26469 Ynez Rd, Temecula, CA 92591	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	40.9	40.9	41.1	0.01%
Grayson O Company	(#,^)	6509 Newell Ave, Kannapolis, NC 28082	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	578.2	578.2	675.1	0.20%
Paul Belanger dba Paul Belanger Landscaping	(#,^)	2595 Military Ave, Los Angeles, CA 90064	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	9.8	9.8	9.9	—%
The Hungry Rhino LLC	(#,^)	47 South Main St, Windsor Locks, CT 6096	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	70.4	70.4	81.5	0.02%
Little Tree Huggers Child Care LLC	(#,^)	38620 9 Mile Rd, Farmington Hills, MI 48335	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	129.3	129.3	150.9	0.04%
303 Tower Drive LLC	(#,^)	303 Tower Drive, Ste A, Middletown, NY 10941	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	369.5	369.5	430.3	0.13%
USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	2290 NW 21st Terrace, Miami, FL 33142	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	14.6	14.6	14.8	—%
676 Club LP dba The Green Door Tavern/The Drifter	(#,^)	676 and 678 North Orleans ST, Chicago, IL 60654	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	622.6	622.6	726.2	0.21%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Apple Tree NC Inc dba Williams Farm & Garden Center	(#,^)	1309 Old Cherry Point Rd, New Bern, NC 28560	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	319.9	319.9	369.1	0.11%
Intrepid Trinity LLC	(#,^)	680 Douglas Ave, Providence, RI 2908	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	57.7	57.7	67.0	0.02%
EPEC Juice LLC dba Jamba Juice	(#,^)	810 Ninth St, Ste 128, Durham, NC 27705	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	54.2	54.2	54.5	0.02%
Pinco Pizza LLC dba Jet's Pizza	(#,^)	10845 N. Tatum Blvd Ste A 100, Phoenix, AZ 85028	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	47.7	47.7	49.9	0.01%
JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	(#,^)	1 West Main St, Patchogue, NY 11772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	82.1	82.1	82.7	0.02%
Robert G Larson State Farm Insurance	(#,^)	7922 Jamaica Ave, Woodhaven, NY 11421	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	14.6	14.6	14.7	—%
My Sainath Inc dba Motel 6	(#,^)	1008 E Crest Drive, Waco, TX 76705	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	282.9	282.9	329.6	0.10%
Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Sho	(#,^)	1502 Hwy 157, Mansfield, TX 76063	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	10.2	10.2	10.3	—%
Franklin Firm LLC dba Luv 2 Play	(#,^)	1310 East Stan Schleuter Loop, Killeen, TX 76542	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	149.5	149.5	173.6	0.05%
RM Hawkins LLC dba Pure Water Tech West	(#,^)	5140 Topaz Drive, Colorado Springs, CO 80918	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	32.3	32.3	33.7	0.01%
Nevey's LLC dba Stark Food III	(#,^)	6315 W. Fond Du Lac Ave, Milwaukee, WI 53218	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	271.8	271.8	320.9	0.09%
Corning Lumber Company Inc and Frank R Close and Son Inc dba Close Pai	(#,^)	1314 Sixth St, Orland, CA 95963	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	147.5	147.5	159.1	0.05%
VMA Technologies LLC	(#,^)	120 South Serenata Drive Unit 332, Ponte Vedra Beach, FL 32082	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	14.3	14.3	14.8	—%
P L H Pharmaco Inc dba Farmacia San Jose	(#,^)	149 48th St, Union City, NJ 7087	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	106.7	106.7	111.9	0.03%
Martin Inventory Management LLC	(#,^)	304 1/2 Main St, Edgefield, SC 29824	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	15.8	15.8	16.6	—%
Desert Tacos LLC	(#,^)	245 East Bell Rd Ste A-2, Phoenix, AZ 85022	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	64.9	64.9	67.9	0.02%
WGI, LLC dba Williams Grant Inn	(#,^)	154 High St, Bristol, RI 2809	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	113.3	113.3	133.6	0.04%
O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	(#,^)	626 Delsea Drive N, Glassboro, NJ 8028	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	89.8	89.8	93.0	0.03%
KWG Industries, LLC dba Peterson & Marsh Metal Industries	(#,^)	330 Roycefield Rd, Unit B, Hillsborough, NJ 8844	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	280.6	280.6	331.0	0.10%
JumboMarkets Inc dba Rines Jumbomarkets	(#,^)	15500 SW Trail Drive, Indiantown, FL 34956	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	32.0	32.0	33.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	(#,^)	1431 11th Ave SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	93.3	93.3	110.0	0.03%
Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	(#,^)	27 Main St, Monroe, CT 6468	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	459.2	459.2	538.4	0.16%
Visual Advantage LLC dba Signs Now Perryberg	(#,^)	23248 Dunbridge Rd, Perrysburg, OH 43443	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	84.1	84.1	98.8	0.03%
Long Island Comedy LLC dba Governors and New York Comedy, LLC	(#,^)	90 A Division Ave, Levittown, NY 11756	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	173.5	173.5	204.0	0.06%
Bagelicious, LLC	(#,^)	945 S Main St, Cheshire, CT 6410	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	34.9	34.9	36.1	0.01%
Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle Tr	(#,^)	377 Boston Post Rd, Milford, CT 6460	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	352.9	352.9	364.1	0.11%
NKJ Lusby Donuts LLC	(#,^)	174 Village Center Drive, Lusby, MD 20657	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	14.4	14.4	14.9	—%
Jai-Alexia Consulting, Inc.	(#,^)	14660 Paddock Drive, Wellington, FL 33414	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	7.6	7.6	7.8	—%
Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	(#,^)	1137 West St, Southington, CT 6489	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	470.9	470.9	521.8	0.15%
Luv 2 Play AZ LLC	(#,^)	15495 Bell Rd, Surprise, AZ 85374	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	41.9	41.9	43.9	0.01%
Refoleen Inc dba Spice and Tea Exchange	(#,^)	849 East Commerce St, Ste 121, San Antonio, TX 78205	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	55.4	55.4	57.1	0.02%
Larry H. Patterson and Rainbow Movers, Inc	(#,^)	2325 Hollers Ave, Bronx, NY 10475	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	14.4	14.4	14.9	—%
Solvit Inc and Solvit North Inc	(#,^)	65 Farmington Valley Drive, Plainville, CT 6062	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	158.5	158.5	164.6	0.05%
AP5 LLC dba Krauser's Food Store	(#,^)	5 Pond Point Rd, Milford, CT 6460	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	178.5	178.5	210.6	0.06%
ATI Jet Inc	(#,^)	7007 Boeing Drive, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	370.7	370.7	384.6	0.11%
Angelo Faia dba AVF Construction	(#,^)	55 Arbour Lane, Sewell, NJ 8080	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	91.5	91.5	107.6	0.03%
Premier Athletic Center of Ohio, Inc	(#,^)	8957 Kingsridge Drive, Centerville, OH 45459	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	55.3	55.3	58.0	0.02%
Jack Frost Firewood Inc. and David Dubinsky	(#,^)	3168 Holland Rd, Virginia Beach, VA 23453	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	189.7	189.7	222.8	0.07%
Southwest Division Inc	(#,^)	2103 NE 3rd Terrace, Cape Coral, FL 33909	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	5.2	5.2	5.4	—%
International Kitchen Supply LLC	(#,^)	3466 North Hwy 11, West Union, SC 29696	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	119.9	119.9	124.6	0.04%
Groth Lumber Co. Inc. dba True Value	(#,^)	6747 Pacific Ave, Wright, MN 55798	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	14.2	14.2	14.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Island Life Graphics Inc dba FASTSIGNS #576	(#,^)	1925 S 14th St No. 7, Amelia Island, FL 32034	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	14.2	14.2	14.7	—%
Powerspec Inc	(#,^)	1 Linsley Place, Metuchen, NJ 8840	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	55.0	55.0	56.8	0.02%
Horseshoe Barbecue, LLC	(#,^)	6555, 6565, 6575 N. Sandario Rd, Tucson, AZ 85743	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	6.8	6.8	7.3	—%
Pro Auto Repair LLC	(#,^)	204 F St SW, Quincy, WA 98848	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	4.6	4.6	4.9	—%
National Air Cargo Holdings Inc	(#,^)	5955 TG Lee Blvd., Ste 500, Orlando, FL 32822	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	71.5	71.5	75.0	0.02%
Elderfriend Inc dba Granny Nannies dba GN Live Scan	(#,^)	1499 W. Palmetto Park Rd., Ste #115, Boca Raton, FL 33486	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	8.1	8.1	8.3	—%
Dedicated Incorporated	(#,^)	2916 North 39th St, Phoenix, AZ 85019	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	42.8	42.8	50.3	0.01%
J&A Laundromat Inc.	(#,^)	225 East Park Ave, Long Beach, NY 11561	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	42.7	42.7	44.2	0.01%
HBA LLC dba Palmetto Twist-Vista	(#,^)	1225-1229 Lincoln St, Columbia, SC 29201	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	12.3	12.3	12.7	—%
FJN Catering Inc	(#,^)	106 Main St, Mineola, NY 11951	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	243.1	243.1	286.7	0.08%
Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	(#,^)	11 Kirby Rd, Cromwell, CT 6419	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	121.9	121.9	143.2	0.04%
Sabir Inc. dba Bear Diner	(#,^)	603 Pulaski Hwy, Bear, DE 19701	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	113.8	113.8	134.1	0.04%
Keller, Fishback & Jackson LLP	(#,^)	28720 Canwood St, Agoura Hills, CA 91301	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	80.8	80.8	84.8	0.02%
Loriet LLC	(#,^)	5001 Vivienda Way, Sarasota, FL 34235	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	4.7	4.7	4.8	—%
Hard Exercise Works Winter Park LLC	(#,^)	11551 University Blvd, Ste. 4C Building 1, Orlando, FL 32817	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	25.4	25.4	26.2	0.01%
Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	(#,^)	401 East City Ave Ste 122, Bala Cynwyd, PA 19004	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	14.0	14.0	14.5	—%
Warner Home Comfort, LLC dba Smith Piping	(#,^)	1571 Canton Rd., NW, Carrollton, OH 44615	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	75.7	75.7	89.0	0.03%
Alpha Omega Trucking LLC	(#,^)	14432-52 State Line Rd, Brookings, OR 97415	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	161.2	161.2	190.2	0.06%
May-Craft Fiberglass Products Inc	(#,^)	96 Hillsboro Rd, Four Oaks, NC 27524	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	227.2	227.2	267.9	0.08%
Empowerschool LLC and Empower Autism Academy, LLC	(#,^)	1250 South A. W. Grimes Rd, Round Rock, TX 78665	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	139.4	139.4	164.4	0.05%
Pecos Inn LLC dba Econo Lodge	(#,^)	2207 W Third St, Pecos, TX 79772	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	621.9	621.9	732.8	0.22%
Costume World Inc	(#,^)	950 South Federal Hwy, Deerfield Beach, FL 33441	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,153.3	1,153.3	1,360.3	0.40%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Accent Comfort Services, LLC	(#,^)	5035-C West W. T. Harris Blvd, Charlotte, NC 28269	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	56.2	56.2	58.0	0.02%

Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	(#,^)	27-29 Cooper St, Meriden, CT 6053	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	229.5	229.5	268.6	0.08%
AAA Mill Direct, Inc. dba Carpet Mill Outlets	(#,^)	1 North Armistead Ave, Hampton, VA 23669	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	4.9	4.9	5.2	—%
Sushiya Inc	(#,^)	72 South Main St, Hanover, NH 3755	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	54.7	54.7	56.7	0.02%
Waterfalls Quick Lube LLC and Veracruz Shabo LLC	(#,^)	1325 BRd St, Central Falls, RI 2863	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	249.9	249.9	294.3	0.09%
KNS Early Learning Academy LLC	(#,^)	57 Merritt St SE, Marietta, GA 30060	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	46.9	46.9	55.0	0.02%
Christian Soderquist dba Soderquist Plumbing and Heating LLC	(#,^)	7 Oak Drive, Sandy Hook, CT 6482	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	52.0	52.0	61.3	0.02%
Vehicle Safety Supply LLC	(#,^)	15 East 72nd St, Ste 14-H, New York, NY 10021	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	13.9	13.9	14.3	—%
Dana A. Farley dba Independent Cabinets	(#,^)	5805 NE Minder Rd, Poulsbo, WA 98370	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	59.5	59.5	70.2	0.02%
Cameo Carter, MD A Professional Corporation dba The Garden Pediatric G	(#,^)	101 East Redlands Blvd., Ste 106, Redlands, CA 92373	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	46.2	46.2	47.6	0.01%
Men of Steel Enterprises LLC and Vogelbacher Properties LLC	(#,^)	2039 US Route 130, Burlington, NJ 8016	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	360.4	360.4	421.4	0.12%
MTS Car Service LLC	(#,^)	9 Gibson Court Apt# 1, Norwalk, CT 6854	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	6.5	6.5	6.7	—%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette’s-West P	(#,^)	550 Rosemary Ave, Ste 236, West Palm Beach, FL 33410	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	57.8	57.8	59.7	0.02%
Tom Sawyer Country Restaurant LLC and AM 3208 LLC	(#,^)	3208 Forest Hills Blvd, Palm Springs, FL 33406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	236.1	236.1	278.4	0.08%
Wyldewood Cellars, Inc.	(#,^)	951 East 119th St, Mulvane, KS 67120	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	960.1	960.1	1,124.2	0.33%
NOSO Development, LLC	(#,^)	4 Walker Way, Albany, NY 12205	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	120.2	120.2	123.8	0.04%
Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	(#,^)	162 Danielson Pike, Foster, RI 2825	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	14.0	14.0	14.7	—%
Barrocas Gym LLC dba Snap Fitness	(#,^)	260 West Main St, Avon, CT 6001	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	11.6	11.6	12.1	—%
Marathon Engineering Corporation	(#,^)	5615 2nd St W, Lehigh Acres, FL 33971	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	41.2	41.2	48.5	0.01%
PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	(#,^)	2017 14th St NW, Washington, DC 20009	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	31.6	31.6	32.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Revolution Physical Therapy LLC dba Apex Network Physical Therapy	(#,^)	2705 Dougherty Ferry Rd Ste 104, St. Louis, MO 63122	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	14.0	14.0	14.5	—%
International Construction Inc	(#,^)	53955 Gratiot Ave, Chesterfield, MI 48051	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	43.5	43.5	51.0	0.02%
ActKnowledge, Inc	(#,^)	365 5th Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	77.0	77.0	80.6	0.02%
Precious Care LLC and Precious Care Management LLC	(#,^)	186-06 Union Turnpike, Fresh Meadows, NY 11364	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	342.2	342.2	352.6	0.10%
Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	(#,^)	330 West Harden St, Graham, NC 27253	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	74.0	74.0	87.1	0.03%
Kekoa Enterprises Inc dba Signarama Sandy	(#,^)	8942 South 700 East, Sandy, UT 84070	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	30.5	30.5	31.4	0.01%
Brian T Rice dba BD Logging	(#,^)	800 3rd St Apt B, St Marys, WV 26170	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	1.1	1.1	1.2	—%
R & D Enterprises Inc dba My Pool Man	(#,^)	291 North Texas Ave., Orlando, FL 32805	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	30.8	30.8	31.7	0.01%
HEWZ, LLC dba Hard Exercise Works	(#,^)	5684 West Sample Rd, Coral Springs, FL 33071	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	13.8	13.8	14.2	—%
Mustafa Inc and Raouf Properties LLC	(#,^)	3538 Pin Oak Dr, San Antonio, TX 78229	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	68.5	68.5	80.6	0.02%
Dupre Capital LLC dba Fastsigns	(#,^)	215 Quartermaster Court, Jeffersonville, IN 47130	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	36.0	36.0	37.0	0.01%
ABCs & 123s Infant and Child Care Center LP	(#,^)	13419 Hwy 290E., Bldg 5, Manor, TX 78653	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	6.9	6.9	7.1	—%
Step Up Academy of the Arts LLC	(#,^)	2558 Wigwam Pkwy Ste A, Henderson, NV 89074	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	4.9	4.9	5.1	—%
Faith Summit Supply Inc dba Summit Supply and Summit True Value	(#,^)	8584 US Business Hwy 277, Haskell, TX 79521	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	13.9	13.9	14.4	—%
Swerve Salon LLC	(#,^)	1419 N Wells St, Chicago, IL 60610	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	48.7	48.7	50.1	0.01%
J & W Hardwood Flooring Inc	(#,^)	14967 Madison St, Brighton, CO 80602	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	4.6	4.6	4.8	—%
Labmates LLC and POV Holdings LLC	(#,^)	141 Watertown Rd, Thomaston, CT 6787	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	100.1	100.1	117.8	0.03%
Hueston and Company CPA LLC	(#,^)	8792 East State Rd 70, Ste B, Bradenton, FL 34202	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	5.0	5.0	5.2	—%
Almost Home Daycare LLC	(#,^)	35 Copps Hill Rd, Ridgefield, CT 6877	Social Assistance	Term Loan	Prime plus 2.75%	3/3/2026	34.5	34.5	36.1	0.01%
The River Beas, LLC dba Subway and Punam Singh	(#,^)	5516 Baltimore Ave, Hyattsville, MD 20781	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	124.2	124.2	146.2	0.04%
Consulting Solutions, Inc. and Mark Luciani	(#,^)	3000 N Federal Hwy, STE 1, Fort Lauderdale, FL 33306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	7.5	7.5	7.8	—%
Living Essentials HVAC Corp	(#,^)	42 West St, Apt 24, Randolph, MA 2368	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	9.1	9.1	9.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Powerpits CS1, LLC dba Pita Pit	(#,^)	2008 S Texas Ave, College Station, TX 77840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	1.4	1.4	1.5	—%
Drug Detection Laboratories, Inc. and Minh Tran	(#,^)	9700 Business Park Drive, Sacramento, CA 95827	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	12.0	12.0	12.4	—%
Aaradhya LLC dba Market Square Laundry	(#,^)	7727 Crittenden St, Philadelphia, PA 19118	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	47.1	47.1	48.5	0.01%
Blackstones Hairdressing LLC	(#,^)	2 Ave of the Americas, New York, NY 10013	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	31.8	31.8	32.8	0.01%
R & K Contracting Inc	(#,^)	3605 NW 31st Ave, Fort Lauderdale, FL 33309	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	9.6	9.6	10.1	—%
Jersey Shore Marina & Boat Sales, Inc.	(#,^)	841 Route 70 East, Brick, NJ 8724	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	572.4	572.4	674.0	0.20%
Ei3 Corporation	(#,^)	136 Summit Ave, Montvale, NJ 7645	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	198.7	198.7	207.9	0.06%
Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	(#,^)	2250 Warrensville Center Rd, University Heights, OH 44118	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	227.3	227.3	242.4	0.07%
B for Blonde, LLC dba Blo Blow Dry Bar	(#,^)	142 East 49th St, New York, NY 10017	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/12/2026	39.7	39.7	40.9	0.01%
Base USA, Inc.	(#,^)	2215 NW 2nd Ave, Miami, FL 33127	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	30.4	30.4	31.8	0.01%
Zouk Ltd dba Palma	(#,^)	28 Cornelia St, New York, NY 10014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2026	13.5	13.5	14.1	—%
SuzyQue's LLC dba SuzyQue's	(#,^)	34 South Valley Rd, West Orange, NJ 7052	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	13.4	13.4	14.0	—%
Wildflour Bakery & Cafe LLC	(#,^)	5137 Clareton Dr., Ste 100, Agoura Hills, CA 91301	Social Assistance	Term Loan	Prime plus 2.75%	1/28/2026	37.5	37.5	39.3	0.01%
Tammy Lavertue	(#,^)	24 Wakefield St, Rochester, NH 3867	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	6.7	6.7	7.0	—%
Gendron Funeral and Cremation Services, Inc.	(#,^)	135 North Lime Ave, Sarasota, FL 34237	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	102.8	102.8	121.0	0.04%
Dolarian Realty LLC and OV's Restaurant Inc	(#,^)	34 Old Colony Ave, East Taunton, MA 2718	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	61.8	61.8	72.8	0.02%
Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	(#,^)	1196 Inverness Lane, Stow, OH 44224	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	66.6	66.6	68.7	0.02%
MCF Forte LLC	(#,^)	1245 W Baseline Rd Unit 105, Mesa, AZ 85202	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	11.1	11.1	11.4	—%
Panditos LLC dba White Lotus Home	(#,^)	431 Raritan Ave, Highland Park, NJ 8904	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	9.4	9.4	9.7	—%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	(#,^)	24201 North Hwy 1, Fort Bragg, CA 95437	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	93.3	93.3	109.4	0.03%
800 on the Trax LLC and Matrix Z LLC	(#,^)	800 SW 21st Terrace, Fort Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	228.7	228.7	268.0	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Ga	(#,^)	8957 Kingsridge Drive, Centerville, OH 45459	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	635.3	635.3	681.1	0.20%
Joyce Outdoor Advertising Chicago LLC	(#,^)	2443 West 16th St, Chicago, IL 60608	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	274.3	274.3	321.4	0.09%
Hattingh Incorporated dba Prosthetic Care Facility	(#,^)	4415 Woodridge Pkwy, Ste 180, Leesburg, VA 20176	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	10.6	10.6	11.0	—%
Trip Consultants U.S.A. Inc.	(#,^)	311 85th St, Brooklyn, NY 11209	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	98.4	98.4	101.0	0.03%
Accent Tag and Label Inc	(#,^)	2201 Rittenhouse St, Des Moines, IA 50321	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	603.3	603.3	707.4	0.21%
Labmates LLC	(#,^)	141 Watertown Rd, Thomaston, CT 6787	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	147.9	147.9	173.8	0.05%
Sourceco Limited Liability Company	(#,^)	17 Palmer Ave, West Long Branch, NJ 7764	Merchant Wholesalers, Nondurable Goods	Term Loan	6.5%	12/17/2025	24.5	24.5	23.7	0.01%
Moments to Remember USA LLC dba Retain Loyalty	(#,^)	1250 Sanders Ave SW, Massillon, OH 44646	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	51.3	51.3	53.3	0.02%
New York Home Health Care Equipment, LLC	(#,^)	30 Hopper St, Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	610.4	610.4	637.0	0.19%
Swalm Street LLC and New York Home Health Care Equipment LLC	(#,^)	30 Hopper St, Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	7.5%	12/16/2040	363.0	363.0	340.4	0.10%
Abitino's JFK LLC dba Abitino's	(#,^)	Terminal 8 JFK ExpressWay Airport, Jamaica, NY 11430	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	46.3	46.3	46.5	0.01%
JAG Unit 1, LLC	(#,^)	1 West Main St, Patchogue, NY 11772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	150.1	150.1	154.1	0.05%
DC Enterprises Ltd. dba Lakeview True Value	(#,^)	318 North F St, Lakeview, OR 97630	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	13.3	13.3	13.9	—%
Basista Family Limited Partnership and UPE, Inc.	(#,^)	3401 Brecksville Rd, Richfield, OH 44286	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	311.6	311.6	365.3	0.11%
Cares, Inc dba Dumpling Grounds Day Care Center	(#,^)	4508 Blakiston St, Philadelphia, PA 19136	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	4.4	4.4	4.6	—%
Custom Exteriors, Inc.	(#,^)	2142 Rheem Drive, Ste E, Pleasanton, CA 94588	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	59.2	59.2	61.1	0.02%
Sushiya, Inc.	(#,^)	72-74 South Main St, Hanover, NH 3755	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	64.3	64.3	66.5	0.02%
LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	(#,^)	880 Lowcountry Blvd, Mount Pleasant, SC 29464	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	457.4	457.4	536.9	0.16%
Japp Business Inc dba Pick and Eat and Japp Drink Corp.	(#,^)	4179 Broadway, New York, NY 10033	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	75.7	75.7	78.3	0.02%
DWeb Studio, Inc.	(#,^)	10800 E. Bethany Drive, Ste 275, Aurora, CO 80014	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	6.6	6.6	6.7	—%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(#,^)	726-740 South Fleming St, Sebastian, FL 32958	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	11/23/2040	738.3	738.3	692.8	0.20%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	(#,^)	3105 107th Ave, Doral, FL 33178	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	52.5	52.5	54.1	0.02%
S.B.B. Enterprises Inc dba Williamston Hardware	(#,^)	139 S Putnam St, Williamston, MI 48895	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	98.5	98.5	114.9	0.03%
Key Pix Productions Inc. dba Air Bud Entertainment	(#,^)	22525 Pacific Coast Hwy, Malibu, CA 90265	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	499.7	499.7	587.4	0.17%
Green Life Lawnscapes LLC dba Green Life Lawn Care	(#,^)	1820 NE Jensen Beach Blvd, Jensen Beach, FL 34957	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	80.1	80.1	83.6	0.02%
JumboMarkets Inc dba Rines Jumbomarkets	(#,^)	15500 SW Trail Drive, Indiantown, FL 34956	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	178.6	178.6	186.4	0.05%
Financial Network Recovery Inc	(#,^)	250 E Easy St Ste 1, Simi Valley, CA 93065	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	23.0	23.0	23.6	0.01%
ADMO Inc dba Mid States Equipment	(#,^)	16180 Westwoods Business Park, Ellisville, MO 63021	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	12.9	12.9	13.3	—%
SCJEN Management Inc dba Bowl of Heaven	(#,^)	43958 Pacific Common Blvd, Fremont, CA 94538	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2025	40.8	40.8	41.9	0.01%
Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas Cit	(#,^)	7748 Troost Ave, Kansas City, MO 64131	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	46.7	46.7	50.1	0.01%
Binky's Vapes LLC	(#,^)	10539 Greenbelt Rd Ste 102, Lanham, MD 20706	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	12.7	12.7	13.1	—%
Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	(#,^)	1838 Adee Ave, Baychester, NY 10469	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	129.1	129.1	151.8	0.04%
R.H. Hummer Jr., Inc.	(#,^)	2141 P Ave, Williamsburg, IA 52361	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	230.8	230.8	240.9	0.07%
RIM Investments LLC and RIM Architects LLC	(#,^)	645 G St Ste 400, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	360.7	360.7	422.4	0.12%
Greensward of Marco Inc.	(#,^)	54 Marco Lake Drive, Marco Island, FL 34146	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	79.6	79.6	93.3	0.03%
Sandlot Ventures LLC and Sandbox Ventures LLC	(#,^)	1857A Elmdale Ave, Glenview, IL 60025	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2040	413.0	413.0	482.0	0.14%
Prestigious LifeCare for Seniors LLC	(#,^)	5701 North Pine Island Rd, Tamarac, FL 33321	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	5.6	5.6	5.8	—%
Daniel W. Stark dba Mountain Valley Lodge and RV Park	(#,^)	223 Hwy 80, Rodeo, NM 88056	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	12.2	12.2	14.3	—%
St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	(#,^)	10 West Orvis St, Massena, NY 13662	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	565.1	565.1	661.5	0.19%
Finish Strong Inc dba FASTSIGNS St Peters	(#,^)	98 North Hillview Drive, St Peters, MO 63376	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	28.3	28.3	29.0	0.01%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 6475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	28.1	28.1	29.0	0.01%
IIoka Inc dba New Cloud Networks	(#,^)	160 Inverness Drive W Ste 150, Englewood, CO 80112	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	378.5	378.5	387.8	0.11%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Vanderhoof LLC dba Soxfords	(#,^)	11 Sellecks Walk, Pound Ridge, NY 10576	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	8.6	8.6	8.8	—%
MiJoy Inc dba Imo's Pizza	(#,^)	215 South Kirkwood Rd, Kirkwood, MO 63122	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	4.7	4.7	4.8	—%
Naeem Khan LTD	(#,^)	260 West 36h St, New York, NY 10018	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	70.8	70.8	72.6	0.02%
FirstVitals Health and Wellness Inc	(#,^)	1288 Ala Moana Blvd Ste 27E, Honolulu, HI 96814	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	87.6	87.6	89.7	0.03%
Almost Home Daycare LLC	(#,^)	35 Copps Hill Rd, Ridgefield, CT 6877	Social Assistance	Term Loan	Prime plus 2.75%	9/11/2025	6.4	6.4	6.7	—%
Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	(#,^)	170 Main St, North Kingstown, RI 2852	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	126.7	126.7	148.7	0.04%
Empower Autism Academy	(#,^)	1250 South A. W. Grimes Rd, Round Rock, TX 78665	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	619.3	619.3	726.8	0.21%
Elite Institute LLC dba Huntington Learning Center	(#,^)	13526 Village Park Drive Ste 214, Orlando, FL 32837	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	8.5	8.5	8.7	—%
3000 CSI Property LLC and Consulting Solutions Inc	(#,^)	3000 N Federal Hwy, Ste 1, Fort Lauderdale, FL 33306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/20/2040	127.8	127.8	149.9	0.04%
God Be Glorified Inc dba GBG Inc	(#,^)	40 West. 162nd St, South Holland, IL 60473	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	29.6	29.6	30.3	0.01%
GDP Gourmet LLC dba Joe and John's Pizza Restaurant	(#,^)	136 New Jersey Ave, Absecon, NJ 8201	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	130.9	130.9	153.1	0.05%
Gold Jet Corp.	(#,^)	2472 Broadway, New York, NY 10025	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	39.9	39.9	41.3	0.01%
SKJ Inc dba Subway	(#,^)	401 S Woodlawn Ave, Bloomington, IN 47401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	48.4	48.4	49.7	0.01%
LP Industries Inc dba Childforms	(#,^)	110 Charleston Drive, Mooresville, NC 28117	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	72.3	72.3	75.2	0.02%
Beale Street Blues Company-West Palm Beach LLC dba Lafayette's-West Pa	(#,^)	550 Rosemary Ave, Ste 236, West Palm Beach, FL 33401	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	36.4	36.4	37.5	0.01%
Free Ion Advisors LLC	(#,^)	322 Evandale Rd, Scarsdale, NY 10583	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	35.3	35.3	36.2	0.01%
Murrayville Donuts, Inc dba Dunkin' Donuts	(#,^)	2304 N College Rd, Wilmington, NC 28405	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	330.7	330.7	385.9	0.11%
Union 2 LLC dba The Standard	(#,^)	1520 Broadway, Fort Myers, FL 33901	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	61.1	61.1	63.4	0.02%
Jonathan E Nichols and Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Drive, Memphis, TN 38134	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	40.6	40.6	42.2	0.01%
Thrifty Market, Inc. dba Thrifty Foods	(#,^)	702 10th St, Wheatland, WY 82201	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	210.1	210.1	228.6	0.07%
Summit Beverage Group LLC	(#,^)	211 Washington Ave, Marion, VA 24354	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	219.4	219.4	238.9	0.07%
SofRep, Inc dba Force 12 Media	(#,^)	930 Tahoe Blvd Ste 802-543, Incline Village, NV 89451	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	35.7	35.7	37.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

TJU-DGT Inc dba The Lorenz Cafe	(#,^)	714-718 Lorenz Ave, Pittsburgh, PA 15220	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	14.8	14.8	16.0	—%
Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	(#,^)	13886 Campo Rd, Jamul, CA 91935	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	341.3	341.3	401.7	0.12%
CEM Autobody LLC dba Dawn's Autobody	(#,^)	7 Division St, Keyport, NJ 7735	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	121.7	121.7	143.2	0.04%
E & G Enterprises LLC dba Comfort Keepers	(#,^)	220 Middle St, Franklin, VA 23851	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	12.1	12.1	12.6	—%
Ohs Auto Body, Inc. dba Ohs Body Shop	(#,^)	3560 Hwy 93 South, Kalispell, MT 59901	Repair and Maintenance	Term Loan	7.22%	6/25/2040	1,097.8	1,097.8	1,029.7	0.30%
Wolf Enviro Interests, LLC and Enviromax Services Inc	(#,^)	18002 Mueschke Rd, Cypress, TX 77433	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	221.6	221.6	260.3	0.08%
Evinger PA One, Inc. dba Postal Annex, Falcon	(#,^)	7661 McLaughlin Rd, Falcon, CO 80831	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	12.2	12.2	12.6	—%
RJI Services, Inc.	(#,^)	353 E Angeleno Ste G, Burbank, CA 91502	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	12.0	12.0	12.4	—%
Real Help LLC dba Real Help Decorative Concrete	(#,^)	2221 Broadway St, Buffalo, NY 14212	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	28.7	28.7	29.9	0.01%
PM Cassidy Enterprises, Inc. dba Junk King	(#,^)	960 Matley Lane, Ste 20 & 21, Bldg B, Reno, NV 89502	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	6.8	6.8	7.1	—%
KRN Logistics, LLC and Newsome Trucking, Inc	(#)	2262 Hwy 53 W, Jasper, GA 30143	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	279.4	279.4	290.6	0.09%
Inverted Healthcare Staffing of Florida LLC dba Interim Healthcare Tra	(#,^)	111 N Pompano Beach Blvd., Pompano Beach, FL 33062	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	25.2	25.2	26.1	0.01%
AM PM Properties, LLC and AM PM Willington, LLC	(#,^)	1308 Stafford Rd, Storrs Mansfield, CT 6268	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	78.0	78.0	91.8	0.03%
Mirage Plastering Inc and Mpire LLC and Mpire II LLC	(#,^)	1802 W Grant Rd Ste 114, Tucson, AZ 85745	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	124.6	124.6	146.2	0.04%
Eldredge Tavern LLC dba Gonyea's Tavern	(#,^)	150 Main St, Pascoag, RI 2859	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	50.8	50.8	59.8	0.02%
ViAr Visual Communications, Inc. dba Fastsigns 281701	(#,^)	4721 University Way NE, Seattle, WA 98105	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	33.5	33.5	34.8	0.01%
Video Vault & Tanning LLC and Mosaic Salon LLC	(#)	W7003 Parkview Dr, Ste A & B, Greenville, WI 54942	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	60.5	60.5	71.3	0.02%
Medworxs LLC	(#,^)	10901 W. Toller Drive, Littleton, CO 80127	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	67.6	67.6	70.1	0.02%
XCESSIVE THROTTLE, INC dba Jake's Roadhouse	(#,^)	5980 Lamar St, Arvada, CO 80003	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	4.4	4.4	4.5	—%
Villela CPA PL	(#,^)	777 Brickell Ave, Ste 500, Miami, FL 33131	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	4.8	4.8	5.0	—%
Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	(#,^)	2188 Brunswyck Rd, Wallkill, NY 12589	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	156.1	156.1	183.8	0.05%
15 McArdle LLC and No Other Impressions Inc	(#,^)	15 McArdle St, Rochester, NY 14611	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	165.1	165.1	194.3	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Guard Dogs MFS LLC	(#,^)	9460 Mistwater Close, Roswell, GA 30076	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	33.1	33.1	34.3	0.01%
South Park Properties LLC and Midlothian Hardware LLC	(#,^)	4751 147th St, Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	42.8	42.8	50.4	0.01%
Matthew Taylor and Landon Farm LLC	(#,^)	6103 N Church St, Greensboro, NC 27455	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	90.1	90.1	105.7	0.03%
Cares Inc dba Dumpling Grounds Day Care Center	(#,^)	4508 Blakiston St, Philadelphia, PA 19136	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	72.6	72.6	85.5	0.03%
Diamond Solutions LLC	(#,^)	7655 E Gelding Drive, Ste B2, Scottsdale, AZ 85260	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	10.1	10.1	10.5	—%
Giacchino Maritime Consultants Inc	(#,^)	5219 Tamiami Court, Cape Coral, FL 33904	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	11.8	11.8	12.2	—%
Sound Coaching Inc	(#,^)	4749 Main St Ste 3, Bridgeport, CT 6606	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	23.3	23.3	24.1	0.01%
Faramarz Nikourazm dba Car Clinic Center	(#,^)	10707 Shady Trail, Dallas, TX 75220	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	65.7	65.7	77.3	0.02%
Copper Beech Financial Group LLC	(#,^)	1223 North Church St, Moorestown, NJ 8057	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	64.3	64.3	66.8	0.02%
Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes and Trac	(#,^)	40 Buzzard Ridge Rd, Sequim, WA 98382	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	269.2	269.2	316.6	0.09%
Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	(#,^)	5600 N. River Rd #925, Rosemont, IL 60018	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	637.4	637.4	658.8	0.19%
Shellhorn and Hill Inc dba Total Fleet Service	(#,^)	501 South Market St, Wilmington, DE 19801	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	924.3	924.3	1,084.1	0.32%
Shorr Enterprises Inc dba New Design Furniture Manufacturers	(#,^)	3033 NW 28 St, Lauderdale Lakes, FL 33311	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	54.9	54.9	57.0	0.02%
Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	(#,^)	800 James Ave, Scranton, PA 18510	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	48.2	48.2	56.7	0.02%
Zero-In Media Inc	(#,^)	1123 Broadway Ste 704, New York, NY 10010	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	11.6	11.6	12.0	—%
Loriet LLC	(#,^)	5001 Vivienda Way, Sarasota, FL 34235	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	6.2	6.2	6.4	—%
Shelton Incorporated dba Mrs. Winners	(#,^)	4509 N. Henry Blvd., Stockbridge, GA 30281	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	100.4	100.4	118.0	0.03%
Jaymie Hazard dba Indigo Hair Studio and Day Spa	(#,^)	2016 Warwick Ave, Warwick, RI 2889	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	38.4	38.4	45.1	0.01%
R & R Security and Investigations Inc dba Pardners Lake Buchanan	(#,^)	15615 State Route 29, Buchanan Dam, TX 78609	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	76.1	76.1	89.5	0.03%
MMS Realty, LLC and Molecular MS Diagnostics LLC	(#,^)	1224 Greenwich Ave, Warwick, RI 2886	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	143.4	143.4	168.4	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Royal Crest Motors LLC	(#,^)	769 Amesbury Rd, Haverhill, MA 1830	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	81.4	81.4	95.6	0.03%
Luigi's on Main LLC and Luigi's Main Street Pizza Inc	(#,^)	491 Montauk Hwy, Eastport, NY 11941	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	5.8	5.8	6.0	—%
Baystate Firearms and Training, LLC	(#)	215 Newbury St, Peabody, MA 1960	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	30.3	30.3	31.4	0.01%
Pace Motor Lines, Inc.	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 6615	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	33.1	33.1	34.4	0.01%
Kingseal LLC dba Desoto Health and Rehab Center	(#,^)	475 Nursing Home Drive, Arcadia, FL 34266	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,137.8	1,137.8	1,338.1	0.39%
Nelson Financial Services LLC	(#,^)	20015 N 83rd Place, Scottsdale, AZ 85255	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	6.3	6.3	6.5	—%
Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 60636	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	55.1	55.1	64.7	0.02%
Triangle Trash LLC dba Bin There Dump That	(#,^)	188 Northbend Drive, Youngsville, NC 27596	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	37.6	37.6	39.0	0.01%
Dean 1021 LLC dba Pure Pita	(#,^)	106 Central Ave, Westfield, NJ 7090	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	44.4	44.4	46.0	0.01%
Limameno LLC dba Sal's Italian Ristorante	(#,^)	861 Yamato Rd, Bay #2, Boca Raton, FL 33431	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	41.4	41.4	42.8	0.01%
Palmabak Inc dba Mami Nora's	(#,^)	4614 Capital Blvd, Raleigh, NC 27604	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	2.1	2.1	2.2	—%
Jung Design Inc	(#,^)	10857 Pine Bluff Drive, Fishers, IN 46037	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	1.6	1.6	1.6	—%
Grand Blanc Lanes, Inc. and H, H and H, LLC	(#,^)	5301 S Saginaw Rd, Flint, MI 48507	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	117.8	117.8	138.5	0.04%
First Prevention and Dialysis Center, LLC	(#)	17940 NW 27th Ave, Miami Gardens, FL 33056	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	133.9	133.9	138.7	0.04%
Bowlerama Inc	(#,^)	3031 New Castle Ave, New Castle, DE 19720	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,072.3	1,072.3	1,258.8	0.37%
The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	(#,^)	114-115 Medical Center Ave, Sebring, FL 33870	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	473.3	473.3	554.2	0.16%
Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	(#,^)	1700 W 4th St, Dequincy, LA 70633	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	443.1	443.1	520.1	0.15%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Ha	(#,^)	550 South Rosemary Ave Ste 236, West Palm Beach, FL 33401	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	91.6	91.6	94.7	0.03%
MM and M Management Inc dba Pizza Artista	(#,^)	5409 Johnston St, Lafayette, LA 70503	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	24.1	24.1	24.9	0.01%
B.S. Ventures LLC dba Dink's Market	(#,^)	48649 Hwy 58, Oakridge, OR 97463	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	47.6	47.6	55.9	0.02%
The Jewelers Inc. dba The Jewelers of Las Vegas	(#,^)	2400 Western Ave, Las Vegas, NV 89102	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	605.3	605.3	624.5	0.18%
Will Zac Management LLC dba Papa John's	(#)	2410 West Jefferson St, Ste B, Joliet, IL 60435	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	63.3	63.3	62.1	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

B & W Towing, LLC and Boychucks Fuel LLC	(#,^)	701 Addison Rd, Painted Post, NY 14870	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	140.8	140.8	165.0	0.05%
Kemmer LLC and Apples Tree Top Liquors LLC	(#)	1300 S Jackson St, Salem, IN 47167	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	122.2	122.2	143.2	0.04%
Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	(#,^)	988 Hemlock St, Cannon Beach, OR 97110	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	105.0	105.0	123.2	0.04%
Legacy Estate Planning Inc dba American Casket Enterprises	(#,^)	2176 Route 119 North, Greensburg, PA 15601	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	20.1	20.1	20.8	0.01%
DC Real LLC and DC Enterprises LTD dba Lakeview True Value	(#,^)	318 North F St, Lakeview, OR 97630	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	106.0	106.0	124.4	0.04%
Heartland American Properties LLC and Skaggs RV Outlet LLC	(#,^)	301 Commerce Drive, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	422.3	422.3	495.4	0.15%
DNT Storage and Properties LLC	(#,^)	38 Old National Pike, West Alexander, PA 15376	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	89.7	89.7	105.3	0.03%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 6475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	86.9	86.9	89.9	0.03%
Doctors Express Management of Central Texas LLC	(#,^)	3614 SW HK Dodgen Loop, Ste F, Temple, TX 76504	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	3.0	3.0	3.2	—%
Smith Spinal Care Center P.C. and James C. Smith	(#,^)	1103 Russell Parkway, Warner Robins, GA 31088	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	25.4	25.4	29.8	0.01%
Michael Rey Jr. and Lynn J. Williams and GIG Petcare dba Hickory	(#,^)	900 Alpine Rd, Bridgeville, PA 15017	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	108.5	108.5	127.4	0.04%
Sumad LLC dba BrightStar Care of Encinitas	(#,^)	680 Fletcher Pkwy, Ste 206, El Cajon, CA 92020	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	25.0	25.0	25.9	0.01%
Roccos LLC and Sullo Pantalone Inc dba Rocco's	(#,^)	79 Beach Rd Units B13 and B14, Vineyard Haven, MA 2568	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	225.0	225.0	263.7	0.08%
Gordon E Rogers dba Stonehouse Motor Inn	(#,^)	162 Danielson Pike, Foster, RI 2825	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	50.6	50.6	59.3	0.02%
Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	(#,^)	308 Kennedy St NW, Washington, DC 20011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	12.0	12.0	12.4	—%
Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	(#,^)	3390 W. Andrew Johnson Hwy, Greeneville, TN 37743	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	128.1	128.1	150.1	0.04%
Modern Leather Goods Repair Shop Inc	(#,^)	2 West 32nd St, Ste 401, New York, NY 10001	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	26.1	26.1	26.9	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 N Beach St, Fort Worth, TX 76111	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	140.9	140.9	145.4	0.04%
Tavern Properties LLC and Wildwood Tavern LLC	(#,^)	6480 West Touhy Ave, Niles, IL 60714	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	376.9	376.9	441.4	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Indy East Smiles Youth Dentistry LLC dba Prime Smile East	(#,^)	5430 E. Washington St, Indianapolis, IN 46219	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	290.8	290.8	299.3	0.09%
B&P Diners LLC dba Engine House Restaurant	(#,^)	71 Lafayette St,, Salem, MA 1970	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	36.9	36.9	38.0	0.01%
Lamjam LLC Goldsmith Lambros Inc	(#)	7137 Little River Turnpike, Annandale, VA 22003	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	57.7	57.7	59.6	0.02%
Atlas Auto Body Inc dba Atlas Auto Sales	(#,^)	20 Providence St, West Warwick, RI 2893	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	45.2	45.2	53.0	0.02%
Alpha Preparatory Academy LLC	(#,^)	4462 Mink Livsey Rd, Snellville, GA 30039	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	128.0	128.0	150.0	0.04%
Katie Senior Care LLC dba Home Instead Senior Care	(#,^)	222E Eufaula St Ste 220, Norman, OK 73069	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	48.2	48.2	49.6	0.01%
Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	(#,^)	10463 Hamer Rd, Georgetown, OH 45121	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	121.6	121.6	114.5	0.03%
Almost Home Property LLC and Almost Home Daycare LLC	(#,^)	35 Copps Hill Rd, Ridgefield, CT 6877	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	659.5	659.5	772.7	0.23%
iFood, Inc. dba Steak N Shake	(#,^)	5900 Duraleigh Rd, Raleigh, NC 27612	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	174.7	174.7	180.4	0.05%
575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	(#,^)	575 Columbus Ave, New Haven, CT 6519	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	17.8	17.8	20.9	0.01%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 6615	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	131.1	131.1	153.7	0.05%
Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	(#,^)	15 Stonebridge, Cranston, RI 2921	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	85.7	85.7	100.4	0.03%
AMG Holding, LLC and Stetson Automotive, Inc	(#,^)	309 Route 9, Waretown, NJ 8758	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	179.8	179.8	211.2	0.06%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave Route 53, Lisle, IL 60532	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	43.0	43.0	44.4	0.01%
iFood, Inc. dba Steak N Shake	(#,^)	2840 E Millbrook Rd, Raleigh, NC 27604	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	550.6	550.6	646.4	0.19%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 6615	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	764.5	764.5	898.4	0.26%
Zinger Hardware and General Merchant Inc	(#)	4001 North Lamar Blvd Ste 300, Austin, TX 78756	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.25%	6/26/2024	35.7	35.7	35.1	0.01%
Nikobella Properties LLC and JPO Inc dba Village Car Wash	(#)	1372 South US Route 12, Fox Lake, IL 60020	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	444.1	444.1	520.7	0.15%
Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Val	(#,^)	1313 West Park St #1, Livingston, MT 59047	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	203.9	203.9	239.1	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sico & Walsh Insurance Agency Inc and The AMS Trust	(#)	106 Concord Ave, Belmont, MA 2478	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	80.9	80.9	94.9	0.03%
Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	(#,^)	15637 St Clair Ave, Cleveland, OH 44110	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	7.2	7.2	7.4	—%
Long Island Barber Institute Inc	(#,^)	266 Greenwich St, Hempstead, NY 11550	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	48.5	48.5	56.8	0.02%
Pocono Coated Products, LLC	(#,^)	100 Sweetree St, Cherryville, NC 28021	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	9.6	9.6	9.9	—%
Jonesboro Health Food Center LLC	(#,^)	1321 Stone St, Jonesboro, AR 72401	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	26.9	26.9	27.7	0.01%
The River Beas LLC and Punam Singh	(#,^)	11704 Centurion Way, Potomac, MD 20854	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	78.7	78.7	92.2	0.03%
AS Boyals LLC dba Towne Liquors	(#,^)	117 South BRd St, Woodbury City, NJ 8096	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	94.6	94.6	111.0	0.03%
Gerami Realty, LC Sherrill Universal City Corral, LP dba Golden	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	48.7	48.7	51.7	0.02%
Complete Body & Paint, Inc.	(#,^)	32220 Michigan Ave, Wayne, MI 48184	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	18.1	18.1	21.2	0.01%
Island Wide Realty LLC and Long Island Partners, Inc. dba Realty Execu	(#,^)	201-203-205 West Merrick Rd, Valley Stream, NY 11580	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	90.1	90.1	105.7	0.03%
Wilshire Media Systems Inc	(#,^)	2649 Townsgate Rd. Ste 500, Westlake Village, CA 91361	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	75.8	75.8	78.2	0.02%
1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	(#,^)	1899 State Route 35, South Amboy, NJ 8879	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	97.4	97.4	114.3	0.03%
Little People's Village II LLC and Iliopoulos Realty LLC	(#,^)	6522 Haverford Ave, Philadelphia, PA 19151	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	80.3	80.3	94.1	0.03%
Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	(#,^)	16701 E. Iliff Ave, Aurora, CO 80013	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	389.4	389.4	456.7	0.13%
Kemmer, LLC and Pitts Package Store, Inc.	(#,^)	201 S. Main St, Salem, IN 47167	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	101.5	101.5	118.9	0.04%
Little People's Village II LLC and Iliopoulos Realty LLC	(#,^)	6522 Haverford Ave, Philadelphia, PA 19151	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	88.5	88.5	103.8	0.03%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	(#,^)	4401 N I-35 #113, Denton, TX 76207	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	305.8	305.8	314.9	0.09%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	(#)	636 South Center St, New Washington, OH 44854	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	68.1	68.1	79.8	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Cormac Enterprises and Wyoming Valley Beverage Incorporated	(#,^)	63 S Wyoming Ave, Edwardsville, PA 18704	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	96.0	96.0	112.4	0.03%
Kinisi, Inc. dba The River North UPS Store	(#,^)	301 West Grand Ave, Chicago, IL 60654	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	3.2	3.2	3.3	—%
R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	(#,^)	3111 and 3135 Delsea Drive, Franklinville, NJ 8322	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	361.3	361.3	422.9	0.12%
Summit Beverage Group LLC	(#,^)	211 Washington Ave, Marion, VA 24354	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	139.3	139.3	143.5	0.04%

Faith Memorial Chapel LLC	(#,^)	600 9th Ave North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	185.3	185.3	216.9	0.06%
952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	(#,^)	952 Boston Post Rd, Milford, CT 6460	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	179.0	179.0	209.5	0.06%
96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	(#,^)	96 Mill St, Berlin, CT 6037	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	122.0	122.0	142.9	0.04%
JWB Industries, Inc. dba Carteret Die Casting	(#,^)	74 Veronica Ave, Somerset, NJ 8875	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	111.2	111.2	114.5	0.03%
986 Dixwell Avenue Holding Company, LLC and Mughali Foods, LLC	(#,^)	986 Dixwell Ave, Hamden, CT 6510	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	86.1	86.1	100.8	0.03%
Sarah Sibadan dba Sibadan Agency	(#,^)	102-05 101st Ave, Ozone Park, NY 11416	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	111.6	111.6	130.7	0.04%
Icore Enterprises Inc dba Air Flow Filters Inc	(#,^)	151 W 24th St, Hialeah, FL 33010	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	8.4	8.4	8.7	—%
Nutmeg North Associates LLC Steeltech Building Products Inc	(#,^)	636 Nutmeg Rd North, South Windsor, CT 6074	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	788.2	788.2	922.3	0.27%
Amboy Woodbridge Realty LLC and United Premium Foods LLC	(#)	One Amboy Ave, Woodbridge, NJ 7095	Food Manufacturing	Term Loan	6%	6/14/2024	1,813.7	1,813.7	1,782.3	0.53%
KK International Trading Corporation	(#,^)	219 Lafayette Drive, Syosset, NY 11791	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	124.8	124.8	134.4	0.04%
Kurtis Sniezek dba Wolfe's Foreign Auto	(#,^)	712 5th St, New Brighton, PA 15066	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	76.5	76.5	89.4	0.03%
TAK Properties LLC and Kinderland Inc	(#,^)	1157 Commerce Ave, Longview, WA 98632	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	348.5	348.5	407.1	0.12%
920 CHR Realty LLC V. Garofalo Carting Inc	(#,^)	920 Crooked Hill, Brentwood, NY 11717	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	359.7	359.7	420.3	0.12%
DKB Transport Corp	(#,^)	555 Water Works Rd, Old Bridge, NJ 8857	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	119.5	119.5	139.6	0.04%
Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	(#,^)	1455 S Richland Creek Rd, Sugar HIll, GA 30518	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	89.5	89.5	104.5	0.03%
Spectrum Development LLC and Solvit Inc & Solvit North, Inc	(#,^)	65 Farmington Valley Drive, Plainville, CT 6062	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	142.1	142.1	145.9	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

BVIP Limousine Service LTD	(#,^)	887 W Liberty, Medina, OH 44256	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	65.8	65.8	76.8	0.02%
AcuCall LLC	(#,^)	824 U.S Hwy 1, Ste 335, North Palm Beach, FL 33408	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	5.8	5.8	6.0	—%
Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	(#,^)	3039-3043 Hedley, Springfield, IL 62704	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	16.7	16.7	17.1	0.01%
Polpo Realty, LLC Polpo Restaurant, LLC	(#,^)	554 Old Post Rd #3, Greenwich, CT 6830	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	54.8	54.8	64.0	0.02%
Mid-Land Sheet Metal Inc	(#,^)	125 E Fesler St, Santa Maria, CA 93454	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	117.8	117.8	137.6	0.04%
1 North Restaurant Corp dba 1 North Steakhouse	(#,^)	322 W. Montauk Hwy, Hampton Bays, NY 11946	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	180.2	180.2	210.6	0.06%
Master CNC Inc & Master Properties LLC	(#,^)	11825 29 Mile Rd, Washington, MI 48095	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	511.0	511.0	596.7	0.18%
Janice B. McShan and The Metropolitan Day School, LLC	(#,^)	2817 Lomb Ave, Birmingham, AL 35208	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	15.6	15.6	16.0	—%
Greenbrier Technical Services, Inc	(#,^)	407 E. Edgar Ave, Ronceverte, WV 24970	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	44.7	44.7	45.9	0.01%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	(#,^)	77 Mill Rd, Freeport, NY 11520	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	126.9	126.9	148.3	0.04%
Discount Wheel and Tire of Broken Bow Inc	(#,^)	1202 S Park Drive, Broken Bow, OK 74728	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	191.0	191.0	223.1	0.07%
Lenoir Business Partners LLC LP Industries, Inc dba Childforms	(#,^)	2040 Norwood, Lenoir, NC 28645	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	254.0	254.0	296.8	0.09%
LP Industries, Inc dba Childforms	(#,^)	110 Charleston Drive, Ste 105-107, Morresville, NC 28117	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	103.5	103.5	121.0	0.04%
Cencon Properties LLC and Central Connecticut Warehousing Company, In	(#,^)	37 Commons Court, Waterbury, CT 6704	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	294.6	294.6	344.2	0.10%
Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	(#,^)	12150 Annapolis Rd, Ste 301, Glenn Dale, MD 20769	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	286.0	286.0	334.2	0.10%
Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Ho	(#,^)	17 Pearl St, Mystic, CT 6355	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	85.4	85.4	99.6	0.03%
Eastside Soccer Dome, Inc .	(#,^)	11919 S Ave O, Chicago, IL 60617	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	395.9	395.9	461.8	0.14%
Southeast Chicago Soccer, Inc.	(#,^)	10232 S Ave N, Chicago, IL 60617	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	43.7	43.7	51.0	0.02%
Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 60636	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	77.5	77.5	90.4	0.03%
Diamond Memorials Incorporated	(#,^)	800 BRd St, Clifton, NJ 7013	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2023	0.9	0.9	1.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Faith Memorial Chapel LLC	(#,^)	600 9th Ave North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	228.9	228.9	266.9	0.08%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	(#,^)	11585 Jones Bridge Rd, Ste 4G, Johns Creek, GA 30022	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	16.3	16.3	16.7	—%
Maynard Enterprises Inc dba Fastsigns of Texarkana	(#,^)	3735 Mall Drive, Texarkana, TX 75501	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	5.7	5.7	5.8	—%
Grafio Inc dba Omega Learning Center-Acworth	(#,^)	5330 Brookstone Drive, Ste 320, Acworth, GA 30101	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	58.1	58.1	59.5	0.02%
The Berlerro Group, LLC dba Sky Zone	(#,^)	111 Rodeo Drive, Edgewood, NY 11717	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	162.7	162.7	166.7	0.05%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 6475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	34.9	34.9	37.5	0.01%
Prospect Kids Academy Inc	(#,^)	532 St Johns Place, Brooklyn, NY 11238	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	106.1	106.1	123.7	0.04%
B for Brunette dba Blo	(#,^)	50 Glen Cove Rd, Greenvale, NY 11548	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/10/2023	20.5	20.5	21.0	0.01%
Schmaltz Holdings, LLC and Schmaltz Operations, LLC dba Companio	(#,^)	3408 Castle Rock Farm Rd, Pittsboro, NC 27312	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	190.2	190.2	221.7	0.07%
ACI Northwest Inc.	(#,^)	6600 N Government Way, Coeur D Alene, ID 83815	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	183.9	183.9	188.5	0.06%
Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	(#,^)	15150 Evans St, Gulfport, MS 39503	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	14.7	14.7	15.1	—%
IlOKA Inc dba Microtech Tel and NewCloud Networks	(#,^)	160 Inverness Dr W Ste 100, Englewood, CO 80112	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	221.3	221.3	226.7	0.07%
Ramard Inc and Advanced Health Sciences Inc	(#,^)	4561 Ironworks Pike, Ste 161, Lexington, KY 40511	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	63.9	63.9	65.4	0.02%
RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	(#,^)	1815 De Paul St, Colorado Springs, CO 80909	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	27.2	27.2	27.9	0.01%
JSIL LLC dba Blackstones Hairdressing	(#,^)	19 East 7th St, New York, NY 10003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	6.6	6.6	6.7	—%
Caribbean Concepts, Inc. dba Quick Bleach	(#,^)	120 East 56th St, St.#730, New York, NY 10022	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	7.6	7.6	7.8	—%
Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	(#,^)	38 Carmen Lane, Monroe, CT 6468	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	3.9	3.9	4.0	—%
Harbor Ventilation Inc and Estes Investment, LLC	(#,^)	509 East Park St., Livingston, MT 59047	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	2.0	2.0	2.3	—%
Angkor Restaurant Inc	(#,^)	10 Traverse St, Providence, RI 2903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	79.0	79.0	92.1	0.03%
Tri County Heating and Cooling Inc.	(#,^)	509 East Park St., Livingston, MT 59047	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	29.0	29.0	29.7	0.01%
Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	(#,^)	1 Poppy Ave, Neptune, NJ 7753	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	17.8	17.8	18.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	(#,^)	411 Sharp St, Millville, NJ 8332	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	82.4	82.4	96.2	0.03%
Maxiflex LLC	(#,^)	512 Verret St, New Orleans, LA 70114	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	14.3	14.3	14.7	—%
2161 Highway 6 Trail, LLC, R. H. Hummer JR., Inc.	(#,^)	2141 P Ave, Williamsburg, IA 52361	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	352.6	352.6	371.3	0.11%
Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	(#,^)	200 North Branford Rd, Branford, CT 6405	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	546.5	546.5	586.2	0.17%
KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	(#,^)	24 Elm St, Montpelier, VT 5602	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	110.4	110.4	112.9	0.03%
Elite Structures Inc	(#,^)	401 Old Quitman Rd, Adel, GA 31620	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	735.7	735.7	857.2	0.25%
Absolute Desire LLC and Mark H. Szierer Sophisticated Smile	(#,^)	85 Reaville Ave, Flemington, NJ 8822	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	159.4	159.4	185.7	0.05%
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD and	(#,^)	4640 Monticello Ave, Ste 8A, Williamsburg, VA 23188	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	19.3	19.3	19.8	0.01%
Ryan D. Thornton and Thornton & Associates LLC	(#,^)	800 Bethel St, Ste 200, Honolulu, HI 96813	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	15.6	15.6	15.9	—%
Peanut Butter & Co., Inc.	(#,^)	250 West 54th St, New York, NY 10019	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	30.0	30.0	30.7	0.01%
1258 Hartford TPKE, LLC and Phelps and Sons, Inc	(#,^)	1258 Hartford Turnpike, Vernon, CT 6066	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	104.7	104.7	122.0	0.04%
Xela Pack, Inc. and Aliseo and Catherine Gentile	(#,^)	8300 Boettner Rd, Saline, MI 48176	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	174.5	174.5	186.7	0.06%
A & M Commerce, Inc. dba Cranberry Sunoco	(#,^)	398 Baltimore Blvd, Westminster, MD 21157	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	273.4	273.4	318.0	0.09%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	(#,^)	3937 Sherman Ave, Saint Joseph, MO 64506	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	455.5	455.5	529.7	0.16%
Michael A.and HeatherR. Welsch dba Art & FrameEtc.	(#,^)	2819 West T C Jester Blvd., Houston, TX 77018	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	56.7	56.7	66.0	0.02%
Truth Technologies Inc dba Truth Technologies Inc.	(#,^)	2341 Cheshire Lane, Naples, FL 34109	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	25.2	25.2	25.7	0.01%
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	(#,^)	51 Donnelley Rd, Old Saybrook, CT 6475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	140.6	140.6	143.5	0.04%
Bakhtar Group LLC dba Malmaison	(#,^)	3401 K St NW, Washington, DC 20007	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	27.0	27.0	27.5	0.01%
Osceola River Mill, LLC Ironman Machine, Inc.	(#,^)	27 Hungerford St, Pittsfield, MA 1201	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	72.3	72.3	84.0	0.02%
Retain Loyalty LLC	(#,^)	1250 Sanders Ave SW, Massillon, OH 44647	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	93.7	93.7	109.0	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sherill Universal City dba Golden Corral LP	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	372.8	372.8	433.6	0.13%
Macho LLC Madelaine Chocolate Novelties Inc dba The Madelai	(#,^)	96-03 Beach Channel Drive, Rockaway Beach, NY 11693	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	418.9	418.9	487.3	0.14%
Babie Bunnie Enterprises Inc dba Triangle Mothercare	(#,^)	8516 Swarthmore Drive, Raleigh, NC 27615	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	24.8	24.8	26.4	0.01%
Polpo Realty LLC & Polpo Restaurant LLC dba Polpo Restauran	(#,^)	554 Old Post Rd #3, Greenwich, CT 6830	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	442.4	442.4	513.6	0.15%
Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	(#,^)	38 Carmen Lane, Monroe, CT 6468	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	190.2	190.2	220.8	0.07%
D&L Rescources, Inc. dba The UPS Store	(#,^)	8958 W State Rd # 84, Davie, FL 33324	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	2.5	2.5	2.5	—%
Richmond Hill Mini Market, LLC	(#,^)	101 Richmond Hill Ave, Stamford, CT 6902	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	153.8	153.8	178.5	0.05%
DRV Enterprise, Inc. dba Cici's Pizza # 339	(#,^)	5771 East Fowler Ave, Temple Terrace, FL 33617	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	15.2	15.2	15.5	—%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	(#,^)	1345 Wampanoag Trail, East Providence, RI 2915	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	80.0	80.0	92.9	0.03%
R & J Petroleum LLC Manar USA, Inc.	(#,^)	305 Quincy Shore Drive, Quincy, MA 2107	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	149.6	149.6	173.7	0.05%
St Judes Physical Therapy P.C.	(#,^)	7712 Fourth Ave, Brooklyn, NY 11209	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	5.2	5.2	5.3	—%
Hi-Def Imaging, Inc. dba SpeedPro Imaging	(#,^)	3580 Progress Drive, Unit Q, Bensalem, PA 19020	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	5.6	5.6	5.7	—%
Reidville Hydraulics Mfg Inc dba Summit	(#,^)	175 Industrial Lane, Torrington, CT 6790	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	219.0	219.0	254.1	0.07%
University Park Retreat, LLC dba Massage Heights	(#,^)	5275 University Parkway # 110, Bradenton, FL 34201	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	20.0	20.0	20.3	0.01%
O'Rourkes Diner LLC dba O'Rourke's Diner	(#,^)	728 Main St, Middletown, CT 6457	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	54.6	54.6	63.3	0.02%
AJK Enterprise LLC dba AJK Enterprise LLC	(#)	1901 Naylor Rd, SE, Washington, DC 20020	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	3.5	3.5	3.6	—%
Suncoast Aluminum Furniture, Inc	(#,^)	6291 Thomas Rd, Fort Myers, FL 33912	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	297.3	297.3	344.5	0.10%
Hofgard & Co., Inc. dba HofgardBenefits	(#,^)	400 S McCaslin Blvd Ste 201, Louisville, CO 80027	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	22.6	22.6	23.0	0.01%
Central Tire, Inc. dba Cooper Tire & Auto Services	(#,^)	1111 S Tillotson Ave, Muncie, IN 47304	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	236.1	236.1	273.7	0.08%
KIND-ER-ZZ Inc dba Kidville	(#,^)	30 Maple St, Summit, NJ 7901	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	9.9	9.9	10.1	—%
Graphish Studio, Inc. and Scott Fishoff	(#,^)	231 Main St, Stanford, CT 6901	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	3.9	3.9	4.0	—%
ALF, LLC Mulit-Service Eagle Tires	(#,^)	1985 B St, Colorado Springs, CO 80906	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	51.3	51.3	59.3	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Tracey Vita-Morris dba Tracey Vita's School of Dance	(#,^)	4181 9th Ave West, Bradenton, FL 34025	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	4.3	4.3	4.3	—%
Tanner Optical, Inc. dba Murphy Eye Care	(#,^)	305 Shirley Ave, Douglas, GA 31533	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	1.4	1.4	1.5	—%
Access Staffing, LLC	(#,^)	360 Lexington Ave, 8th Floor, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	38.5	38.5	39.0	0.01%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	(#,^)	6187 NW 167th St Unit H3, Miami, FL 33015	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	60.2	60.2	64.4	0.02%
Shweiki Media, Inc. dba Study Breaks Magazine	(#,^)	4954 Space Center Drive, San Antonio, TX 78218	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	660.6	660.6	700.6	0.21%
ATI Jet, Inc.	(#)	7007 Boeing Drive, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	292.3	292.3	309.3	0.09%
J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	(#,^)	2900 South 20th St, Philadelphia, PA 19145	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	136.4	136.4	157.3	0.05%
K's Salon, LLC d/b/a K's Salon	(#,^)	162 West 84th St, New York, NY 10024	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	10.1	10.1	10.2	—%
K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	(#)	325 N. Milwaukee Ave, Ste G1, Wheeling, IL 60090	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	11.8	11.8	11.9	—%
28 Cornelia Street Properties, LLC and Zouk, Ltd.dba Palma	(#,^)	28-28 1/2 Cornelia St, New York, NY 10014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2021	2.4	2.4	2.4	—%
39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	(#,^)	39581 Garfield Rd, Clinton Township, MI 48038	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	21.9	21.9	25.2	0.01%
Robert E. Caves, Sr. and American Plank dba Caves Enterprises	(#,^)	40515 Pumpkin Center Rd, Hammond, LA 70403	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/30/2021	40.1	40.1	40.4	0.01%
39581 Garfield, LLC and Tri County Neurological Associates, P.C.	(#,^)	39581 Garfield Rd, Clinton Township, MI 48038	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	64.3	64.3	74.1	0.02%
Michael S. Decker & Janet Decker dba The Hen House Cafe	(#)	401 Caribou St, Simla, CO 80835	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	13.0	13.0	14.9	—%
Valiev Ballet Academy, Inc	(#,^)	635 - 637 Londonderry Lane, Denton, TX 76205	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	33.7	33.7	38.7	0.01%
LaHoBa, LLC d/b/a Papa John's	(#,^)	3001 Pontchartrain Drive, Slidell, LA 70458	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	61.1	61.1	70.3	0.02%
Lavertue Properties LLP dba Lavertue Properties	(#,^)	24 Wakefield St, Rochester, NH 13867	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	35.4	35.4	40.7	0.01%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave Route 53, Lisle, IL 60532	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	277.3	277.3	319.1	0.09%
Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	(#,^)	1790 Broadway Ste 716, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	3.1	3.1	3.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Profile Performance, Inc. and Eidak Real Estate, L.L.C.	(#,^)	44600 Michigan Ave, Canton, MI 48188	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	99.7	99.7	114.5	0.03%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	(#,^)	2267 Fernberg Trail, Ely, MN 55731	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	112.5	112.5	129.2	0.04%
Michael S. Korfe dba North Valley Auto Repair	(#,^)	7516 B 2nd St, NW, Albuquerque, NM 87107	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	12.1	12.1	13.8	—%
Actknowledge, Inc dba Actknowledge	(#,^)	365 Fifth Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/21/2021	2.1	2.1	2.1	—%
SuzyQue’s LLC dba Suzy Que’s	(#,^)	34 South Valley Rd, West Orange, NJ 7052	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	47.5	47.5	54.5	0.02%
Little People’s Village, LLC dba Little People’s Village	(#,^)	904 North 66th St, Philadelphia, PA 19151	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	24.1	24.1	27.6	0.01%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	(#,^)	64-68 North Central Ave, Valley Stream, NY 11580	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	87.9	87.9	100.8	0.03%
Lodin Medical Imaging, LLC dba Watson Imaging Center	(#,^)	3915 Watson Rd, St. Louis, MO 63109	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2020	1.2	1.2	—	—%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	(#,^)	2879 Limekiln Pike, Glenside, PA 19038	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	26.2	26.2	30.0	0.01%
Elan Realty, LLC and Albert Basse Asociates, Inc.	(#,^)	175 Campanelli Park Way, Stroughton, MA 2072	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	173.4	173.4	198.4	0.06%
Newsome Trucking Inc and Kevin Newsome	(#,^)	2262 HWY 53W, Jasper, GA 30143	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	187.6	187.6	214.1	0.06%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	(#,^)	2320 2nd St, Albuquerque, NM 87107	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	38.1	38.1	43.5	0.01%
I-90 RV & Auto Supercenter	(#,^)	4505 South I-90 Service Rd, Rapid City, SD 57703	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	56.5	56.5	64.5	0.02%
Tanner Optical Inc. dba Murphy Eye Care	(#,^)	305 Shirley Ave, Douglas, GA 31533	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	68.9	68.9	78.5	0.02%
Lahoba,LLC dba Papa John's Pizza	(#,^)	620 W. Judge Perez Drive, Chalmette, LA 70163	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	31.6	31.6	35.9	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 North Beach St, Haltom City, TX 76111	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	16.9	16.9	17.4	0.01%
KMC RE, LLC & B&B Kennels	(#,^)	6004 City Park Rd, Austin, TX 78730	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	43.0	43.0	48.8	0.01%
ROVER REPAIRS	(#,^)	301 MACDADE BLVD, COLLINGDALE, PA 19023	Repair and Maintenance	Term Loan	Prime plus 2.5%	11/28/2029	42.0	42.0	45.2	0.01%
The Alba Financial Group, Inc.	(#,^)	1420 Spring Hill Rd, McLain, VA 22102	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	3/10/2021	1.2	1.2	1.2	—%
D & D's Divine Beauty School of Esther, LLC	(#,^)	5524 Germantown Ave, Philadelphia, PA 19144	Educational Services	Term Loan	6%	8/1/2031	41.2	41.2	39.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Bliss Coffee and Wine Bar, LLC	(#)	1402-A Handlir Drive, Bel Air, MD 21015	Food Services and Drinking Places	Term Loan	6%	11/30/2022	61.8	61.8	61.0	0.02%
Connect Litigation Technology, Inc.	(#,^)	1101 Ivy Hill Rd, #4, Philadelphia, PA 19150	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2%	10/18/2025	17.0	17.0	17.5	0.01%
1911 East Main Street Holdings, Corp	(#,^)	1911 East Main St, Endicott, NY 13760	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	9.5	9.5	10.5	—%
Water Works Laundromat, LLC	(#)	968-970 Bergen St, Newark, NJ 7104	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	126.0	126.0	132.1	0.04%
Dave Kris, and MDK Ram Corp.	(#,^)	15 Elm Park, Groveland, MA 1930	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	19.2	19.2	20.1	0.01%
Head To Toe Personalized Pampering, Inc.	(#,^)	2331 North State Rd 7, Lauderhill, FL 33313	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	7.2	7.2	8.0	—%
Christopher F. Bohon & Pamela D. Bohon	(#,^)	11600 County Rd 71, Lexington, AL 35648	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	2.2	2.2	2.3	—%
Mogas Limited	(#,^)	47 Chestnut St, Elmer, NJ 8318	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2030	53.0	53.0	57.9	0.02%
Moonlight Multi Media Production, Inc.	(#,^)	2700 West Cypress Creek Rd, Fort Lauderdale, FL 33309	Other Information Services	Term Loan	5.3%	2/1/2025	1.0	1.0	1.0	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	(#)	1912 Manhattan Ave, Harvey, LA 70058	Repair and Maintenance	Term Loan	6%	8/26/2024	9.4	9.4	9.2	—%
McCallister Venture Group, LLC and Maw's Vittles, Inc.	(#,^)	511 South BRd St, Brooksville, FL 34601	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	9.0	9.0	9.8	—%
Whirlwind Car Wash, Inc.	(#)	1370 Le Anne Marie Circle, Columbus, OH 43026	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	11.8	11.8	12.4	—%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	(#,^)	745 Cheney Hwy, Ttitusville, FL 32780	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	12.6	12.6	13.4	—%
Min Hui Lin	(#,^)	1916 BRd St, Lanett, AL 36863	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	12.7	12.7	13.6	—%
Auto Sales, Inc.	(#,^)	1925 State St, Hamden, CT 6417	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	3.5	3.5	3.4	—%
Ralph Werner dba Werner Transmission Inc	(#,^)	259 East Central Ave, Bangor, PA 18013	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	0.5	0.5	0.5	—%
Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	(#,^)	3118 Bayshore Ave, Brigantine, NJ 8203	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	23.1	23.1	22.8	0.01%
OrthoQuest, P.C.	(#,^)	2336 Wisteria Drive, Ste 430, Snellville, GA 30078	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	0.8	0.8	0.8	—%
Track Side Collision & Tire, Inc.	(#,^)	98-16 160 Ave, Ozone Park, NY 11414	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	3.0	3.0	3.1	—%
Deesha Corporation, Inc. dba Best Inn & Suites	(#,^)	9225 Parkway East, Birmingham, AL 35206	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	15.7	15.7	16.2	—%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	(#,^)	386 Winsted Rd, Torrington, CT 6790	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	2.9	2.9	3.0	—%
Gain Laxmi, Inc. dba Super 8 Motel	(#,^)	14341 U.S. Hwy 431 South, Gunterville, AL 35976	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	8.6	8.6	8.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Naseeb Corporation	(#,^)	1696 North BRd St, Meriden, CT 6450	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	15.0	15.0	15.4	—%
Stillwell Ave Prep School	(#,^)	1990 Stillwell Ave, Brooklyn, NY 11214	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	2.5	2.5	2.6	—%
Alyssa Corp dba Knights Inn	(#,^)	1105 Columbus Parkway, Opelika, AL 36801	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	29.1	29.1	29.7	0.01%
Bhailal Patel dba New Falls Motel	(#,^)	201 Lincoln Hwy, Fairless Hills, PA 19030	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	1.0	1.0	1.0	—%
Pegasus Automotive, Inc.	(#,^)	3981 Hylan Blvd, Staten Island, NY 10308	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	3.0	3.0	3.1	—%
P. Agrino, Inc. dba Andover Diner	(#,^)	193 Main St, Andover, NJ 7860	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	0.1	0.1	0.1	—%
Total SBA Unguaranteed Accrual Investments							$364,957.1	$364,957.1	$378,329.4	111.49%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

200 North 8th Street Associates LLC and Enchanted Acres Fa		200 North 8th St, Reading, PA 19601		Term Loan	6.25%	5/4/2028	$445.6	$445.6	$311.8	0.09%
15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs	(*,#,^)	3 Expressway Plaza, Ste 221, Roslyn Heights, NY 11577	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 0%	12/16/2021	44.8	44.8	43.3	0.01%
Pioneer Windows Manufacturing Corp, Pioneer Windows	(*,#,^)	3 Expressway Plaza, Suuite 221, Roslyn Heights, NY 11577	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 0%	11/21/2022	80.7	80.7	78.1	0.02%
2 Cool Beans LLC dba Menchies's Frozen Yogurt	(*,#,^)	11331 Thienes Ave, South El Monte, CA 91733	Food Services and Drinking Places	Term Loan	Prime plus 0%	8/11/2026	54.1	54.1	53.0	0.02%
3SIXO Motorsports LLC dba 3SIXO Motorsports Shop	(*,#,^)	217 W Main St, Centralia, WA 98531	Motor Vehicle and Parts Dealers	Term Loan	7.75%	1/6/2029	94.6	94.6	59.6	0.02%
6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	(*,#)	6 Price Ave, Norwalk, CT 6840	Administrative and Support Services	Term Loan	8%	9/24/2039	237.3	237.3	192.6	0.06%
Acton Hardware LLC and Mark Allgood & Jamie Allgood	(*,#,^)	31814 Crown Valley Rd, Acton, CA 93510	Building Material and Garden Equipment and Supplies Dealers	Term Loan	8%	3/24/2041	117.1	117.1	37.9	0.01%
Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	(*,#)	12485-12489 NW 44th St, Coral Springs, FL 33071	Repair and Maintenance	Term Loan	7.75%	3/31/2040	318.3	318.3	131.4	0.04%
Albas Bar & Grill LLC	(*,#,^)	221 Self Main St, Homer City, PA 15748	Food Services and Drinking Places	Term Loan	Prime plus 0%	10/13/2042	43.9	43.9	17.1	0.01%
Alive Design, LLC	(*,#)	234 Middle St, Middletown, CT 6457	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	11.4	11.4	9.7	0.00%
All About Kids and Families Medical Center, Inc.	(*,#,^)	12086 FT Caroline Rd, Ste. 102,103,401,402,403, 501,502, Jacksonville, FL 32225	Ambulatory Health Care Services	Term Loan	8.25%	1/13/2029	364.9	364.9	262.9	0.08%
All Printing Solutions, Inc. dba Pryntcomm	(*,#,^)	303 E. Sioux Ave., Pierre, SD 57501	Printing and Related Support Activities	Term Loan	7.75%	6/27/2041	491.8	491.8	81.7	0.02%
Allied Welding Inc.	(*,#,^)	1820 N. Santa Fe Ave, Chillicothe, IL 61523	Fabricated Metal Product Manufacturing	Term Loan	8.25%	12/15/2041	713.5	713.5	713.5	0.21%
Amboy Group, LLC dba Tommy Moloney's	(*,#)	1 Amboy Ave, Woodbridge, NJ 7095	Food Manufacturing	Term Loan	6%	6/14/2024	1,458.1	1,458.1	1,458.1	0.43%
Anglin Cultured Stone Products LLC	(*,#,^)	877 Salem Church Rd, Newark, DE 19702	Construction of Buildings	Term Loan	8.25%	12/27/2042	630.5	630.5	324.4	0.10%
Anglin Cultured Stone Products LLC dba Anglin Construction	(*,#)	877 Salem Church Rd, Newark, DE 19702	Specialty Trade Contractors	Term Loan	8.25%	6/30/2025	193.3	193.3	185.2	0.05%
Arclay ,LLC	(*,#,^)	49 Geyser Rd Ste 100, Saratoga Springs, NY 12866	Nonmetallic Mineral Product Manufacturing	Term Loan	8%	5/5/2030	137.1	137.1	30.1	0.01%
Arrow Freight Inc	(*,#,^)	1000 Jorie Blvd Ste 250, Oak Brook, IL 60523	Truck Transportation	Term Loan	8.25%	3/30/2028	653.0	653.0	—	0.00%
Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	(*,#)	2646 South Rd, Poughkeepsie, NY 12601	Gasoline Stations	Term Loan	7.75%	9/26/2024	15.7	15.7	15.2	0.00%
AWA Fabrication & Construction, L.L.C.	(*,#)	811 Country Rd #99, Headland, AL 36345	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.4	34.4	2.5	0.00%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

B&B Fitness and Barbell, Inc. dba Elevations Health Club	(*,#)	Route 611 North, Scotrun, PA 18355	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	1,385.8	1,385.8	334.3	0.10%
B4 Fitness LLC dba The Zoo Health Club	(*,#,^)	4 Beehive Dr, Epping, NH 3042	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	9/23/2026	59.8	59.8	31.6	0.01%
Baker Sales, Inc. d/b/a Baker Sales, Inc.	(*,#)	60207 Camp Villere Rd, Slidell, LA 70460	Nonstore Retailers	Term Loan	6%	3/29/2036	177.4	177.4	62.1	0.02%
Band Sawn Lumber,LLC and Nathan Ryan Adams	(*,#,^)	1873 State Hwy 29, Johnstown, NY 12095	Wood Product Manufacturing	Term Loan	7.75%	5/15/2042	110.8	110.8	33.5	0.01%
Fieldstone Quick Stop LLC Barber Investments LLC Thadius M B	(*,#)	190 Route 3, South China, ME 4358	Gasoline Stations	Term Loan	6%	9/30/2038	400.4	400.4	33.2	0.01%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	(*,#,^)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	1,608.1	1,608.1	742.4	0.22%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	(*,#)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	7.25%	12/30/2024	85.4	85.4	82.7	0.02%
Bebos Inc dba Pizza Hut & Sunoco	(*,#)	2003 West 5th St, Clifton, TX 76634	Gasoline Stations	Term Loan	7.75%	3/28/2028	214.1	214.1	29.8	0.01%
Benevolent International Inc	(*,#,^)	2781 Saturn St Ste F, Brea, CA 82821	Administrative and Support Services	Term Loan	6%	4/26/2029	71.6	71.6	68.6	0.02%
Bev's Sweets LLC	(*,#,^)	3778 Hwy 254, Cleveland, GA 30528	Administrative and Support Services	Term Loan	Prime plus 0%	9/30/2044	210.5	210.5	201.6	0.06%
Bone Bar & Grill LLC	(*,#)	3547 &3551 Philipsburg Bigler Hwy, West Decatur, PA 16878	Food Services and Drinking Places	Term Loan	7%	6/30/2042	73.4	73.4	62.6	0.02%
Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	(*,#)	201 Highland Ave, East Syracuse, NY 13057	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/13/2039	201.2	201.2	148.4	0.04%
BQRS, Inc. DBA Gresham Meineke Car Care Center	(*,#,^)	18081 SE Division St, Portland, OR 97236	Repair and Maintenance	Term Loan	8.25%	6/30/2027	53.9	53.9	47.8	0.01%
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	(*,#)	690 South Creek Rd, West Chester, PA 19382	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/30/2031	145.7	145.7	144.1	0.04%
Calhoun Satellite Communications, Inc.	(*,#)	1914 Tigertail Blvd, Dania Beach, FL 33004	Telecommunications	Term Loan	7%	12/2/2026	37.2	37.2	24.0	0.01%
Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	(*,#)	310 25th Ave N. St Ste. 201, Nashville, TN 37203	Ambulatory Health Care Services	Term Loan	7.75%	5/15/2025	556.4	556.4	55.7	0.02%
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation	(*,#)	320 Fair St, Kutztown, PA 19530	Transit and Ground Passenger Transportation	Term Loan	7.5%	9/30/2027	366.2	366.2	354.6	0.10%
CD Game Exchange Inc.	(*,#,^)	3719 N Mississippi, Portland, OR 97227	Merchant Wholesalers, Durable Goods	Term Loan	8.25%	9/28/2026	10.4	10.4	10.2	0.00%
Central Medical Clinic, PLLC- Clinica Central	(*,#)	393 North Dunlap St Ste LL26, LL34, LL38, St Paul, MN 55104	Ambulatory Health Care Services	Term Loan	8.25%	6/7/2029	171.9	171.9	166.4	0.05%
Chickamauga Properties, Inc., MSW Enterprises, LLP	(*,#)	214 Sutherland Way, Rocky Face, GA 30740	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	56.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Children First Home Health Care Inc	(*,#,^)	1220 Broadcasting Rd Ste 202, Wyomissing, PA 19610	Ambulatory Health Care Services	Term Loan	7.5%	12/27/2028	282.4	282.4	51.7	0.02%
CK Heating and Cooling LLC	(*,#,^)	10017 Pebble Beach Drive, St. Louis, MO 63114	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	18.5	18.5	1.3	0.00%
Clark Realty LLC	(*,#,^)	4 Walker Way, Albany, NY 12205	Real Estate	Term Loan	8%	8/29/2041	73.3	73.3	37.1	0.01%
Clearwater Transportation LTD dba Thrifty Car Rental,	(*,#,^)	8790 Crownhill Blvd, San Antonio, TX 78209	Rental and Leasing Services	Term Loan	8.25%	11/29/2027	153.7	153.7	17.5	0.01%
CNYP 717 Irondequoit LLC and CNYP 2002 Ontario LLC	(*,#,^)	717 Titus Ave, Rochester, NY 14617	Food Services and Drinking Places	Term Loan	8.25%	11/20/2040	158.0	158.0	60.2	0.02%
Colts V LLC and Nowatzke Service Center, Inc dba Nowatzke Truck	(*,#)	6900 Whitmore Lake Rd, Whitmore Lake, MI 48189	Repair and Maintenance	Term Loan	6.75%	9/26/2039	553.3	553.3	450.0	0.13%
Conference Services International ETC LLC	(*,#,^)	4802 West Van Buren St, Phoenix, AZ 85007	Administrative and Support Services	Term Loan	8%	8/14/2028	597.0	597.0	408.2	0.12%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	(*,#)	380 E. Borden Rd, Rose City, MI 48654	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	210.6	210.6	112.7	0.03%
CZAR Industries, Inc.	(*,#,^)	1424 Heath Ave, Ewing, NJ 8638	Machinery Manufacturing	Term Loan	8.25%	12/19/2027	141.3	141.3	45.1	0.01%
D&G Capital LLC dba Miami Grill 277	(*,#,^)	2521 North Federal Hwy, Unit C, Boca Raton, FL 33431	Food Services and Drinking Places	Term Loan	6.5%	12/16/2025	44.1	44.1	20.8	0.01%
Darian L Hampton DDS PA and Darian L. Hampton	(*,#)	3610 N Josey Lane Ste 104, Carrollton, TX 75007	Ambulatory Health Care Services	Term Loan	8.25%	12/20/2028	292.6	292.6	3.2	0.00%
David D. Sullivan dba DMS Construction	(*,#,^)	6400 Charwood Place, Bakersfield, CA 93306	Specialty Trade Contractors	Term Loan	Prime plus 0%	8/9/2028	11.5	11.5	4.3	0.00%
Destination Hope, Inc, TrilogyTreatment & Wellness Center, Inc	(*,#)	6555 NW 9th Ave, Fort Lauderdale, FL 33309	Ambulatory Health Care Services	Term Loan	Prime plus 0%	12/30/2029	345.6	345.6	338.2	0.10%
Destination Hope, Inc. and The Academy for Addiction Professionals	(*,#)	6555 NW 9th Ave, Fort Lauderdale, FL 33309	Ambulatory Health Care Services	Term Loan	6%	12/30/2044	371.2	371.2	363.3	0.11%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	(*,#,^)	2685 US Hwy 41, Calhoun, GA 30701	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	1,316.8	1,316.8	522.2	0.15%
Douglas Printy Motorsports, Inc. dba Blackburn Trike	(*,#)	1410 Medina Rd, Medina, OH 44256	Motor Vehicle and Parts Dealers	Term Loan	8.25%	3/9/2040	74.2	74.2	3.2	0.00%
Doxa Deo Inc dba Luv 2 Play	(*,#,^)	1600 Village Market Blvd, Leesburg, VA 20175	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	2/28/2026	81.3	81.3	79.5	0.02%
Dr. Richard Rolle JR, PLLC dba Rolle Oral & Facial Surgery PLLC	(*,#,^)	1515 Shopton Rd, Charlotte, NC 28217	Ambulatory Health Care Services	Term Loan	7.5%	9/29/2042	243.0	243.0	211.2	0.06%
Driven Warehouse/Distribution LLC	(*,#)	271 East North Ave, Glendale, IL 60139	Truck Transportation	Term Loan	8%	12/22/2027	726.2	726.2	371.6	0.11%
DTM Parts Supply Inc.	(*,#)	31 Sageman St, Mount Vernon, NY 10550	Merchant Wholesalers, Durable Goods	Term Loan	7%	6/2/2025	42.6	42.6	42.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

DuCharme Realty LLC and DuCharme Enterprises LLC dba Specialty	(*,#)	1717 Hwy 200, Noxon, MT 59853	Wood Product Manufacturing	Term Loan	8%	2/2/2040	163.2	163.2	47.5	0.01%
Dynamic Dental Corporation	(*,#,^)	3760 NW 126th Ave, Coral Springs, FL 33065	Merchant Wholesalers, Durable Goods	Term Loan	7.5%	5/31/2029	60.4	60.4	22.2	0.01%
E & I Holdings, LP & PA Farm Products, LLC	(*,#)	1095 Mt Airy Rd, Stevens, PA 17578	Food Manufacturing	Term Loan	6%	4/30/2030	4,705.2	4,705.2	3,746.2	1.10%
E.S.F.P. LLC dba Volusia Van and Storage	(*,#,^)	1203 N US 1, Ormond Beach, FL 32174	Truck Transportation	Term Loan	Prime plus 0%	11/11/2025	54.4	54.4	46.6	0.01%
Earth First Recycling LLC	(*,#,^)	400 Island Park Rd, Easton, PA 18040	Merchant Wholesalers, Durable Goods	Term Loan	8%	12/6/2027	72.8	72.8	72.0	0.02%
Earth First Recycling, LLC and 191 Clark Road, LLC	(*,#,^)	400 Island Park Rd, Easton, PA 18040	Merchant Wholesalers, Durable Goods	Term Loan	8%	6/5/2027	338.0	338.0	334.4	0.10%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	(*,#,^)	11949 Borden Ave, San Fernando, CA 91340	Specialty Trade Contractors	Term Loan	8.25%	12/31/2022	43.9	43.9	43.0	0.01%
Ericon, Inc.	(*,#,^)	740 Davenport Ave, Fremont, NE 68025	Gasoline Stations	Term Loan	8.25%	12/1/2041	705.6	705.6	652.0	0.19%
ERT Group Inc and Curt's Tools Inspection Inc	(*,#,^)	5229 142nd Dr. NW, Williston, ND 58801	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	932.4	932.4	902.7	0.27%
Europlast Ltd	(*,#)	100 Industrial Lane, Endeavor, WI 53930	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	312.9	312.9	44.0	0.01%
Evergreen Pallet LLC and Evergreen Recycle LLC	(*,#,^)	302 W 53rd St N., Wichita, KS 67204	Wood Product Manufacturing	Term Loan	7.25%	3/16/2026	898.3	898.3	409.0	0.12%
Evernook Valley Milk LLC	(*,#,^)	7448 Emmerson Rd, Everson, WA 98247	Animal Production and Aquaculture	Term Loan	7.5%	8/31/2042	637.5	637.5	446.8	0.13%
Excel RP Inc	(*,#,^)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	8/30/2023	66.8	66.8	64.7	0.02%
Excel RP Inc	(*,#,^)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	3/25/2026	95.2	95.2	25.7	0.01%
Excel RP, Inc./Kevin and Joann Foley	(*,#)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	7/8/2028	32.4	32.4	31.4	0.01%
Florida Apnea Diagnostics LLC	(*,#,^)	2664 Cypress Ridge Blvd Ste. 101 & 102 A, Wesley Chapel, FL 33544	Ambulatory Health Care Services	Term Loan	8.25%	10/20/2027	143.4	143.4	62.7	0.02%
Frontier Sand LLC	(*,#,^)	305 Country Hwy AA, New Auburn, WI 54757	Mining (except Oil and Gas)	Term Loan	8.25%	11/30/2027	463.6	463.6	319.8	0.09%
Galaforo Construction and Companies LLC	(*,#,^)	1770 Stumpf Blvd, Terrytown, LA 70056	Construction of Buildings	Term Loan	7.5%	12/15/2042	12.1	12.1	11.1	0.00%
GEM2K, LLC dba Precision Precast Group	(*,#,^)	4150 E Magnolia St, Phoenix, AZ 85034	Miscellaneous Manufacturing	Term Loan	8.25%	5/19/2027	140.4	140.4	23.8	0.01%
Grand Manor Realty, Inc. & Kevin LaRoe	(*,#)	318 S. Halsted St, Chicago, IL 60661	Real Estate	Term Loan	6%	2/20/2023	19.0	19.0	18.2	0.01%
Graphics,Type and Color Enterprises Inc dba Clubflyers.com	(*,#,^)	2300 NW 7th Ave, Miami, FL 33127	Printing and Related Support Activities	Term Loan	8.25%	9/28/2041	821.5	821.5	795.3	0.23%
H.M.C, Incorporated	(*,#,^)	7190 Oakland Mills Rd Ste 10, Columbia, MD 21046	Furniture and Related Product Manufacturing	Term Loan	8.25%	7/3/2028	183.8	183.8	177.9	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Hagerstown Muffler, Inc. and JMS Muffler, Inc	(*,#)	1390 Dual Hwy, Hagerstown, MD 21740	Repair and Maintenance	Term Loan	8%	9/24/2040	58.6	58.6	37.0	0.01%
Harrelson Materials Management,Inc	(*,#)	1101 Russell Rd, Shreveport, LA 71107	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	465.2	465.2	4.7	0.00%
HDD Solutions, LLC	(*,#)	6550 Progress Parkway, Cedar Hill, MO 63016	Heavy and Civil Engineering Construction	Term Loan	8.25%	12/31/2028	552.8	552.8	336.6	0.10%
HG Ventures, Inc. dba Diamond Head Trucking	(*,#,^)	100 Phoenix Drive, Finleyville, PA 15332	Truck Transportation	Term Loan	7.5%	6/29/2030	807.7	807.7	47.1	0.01%
Home Again Restaurant LLC	(*,#)	9524 Camp Lake Rd, Salem, WI 53168	Food Services and Drinking Places	Term Loan	6.25%	6/30/2040	0.4	0.4	0.4	0.00%
Insight Vision Care, PC, CRMOD Lubbock, P.C., Vielm Vision Eyecare Inc	(*,#,^)	4899 Griggs Rd, Houston, TX 77021	Ambulatory Health Care Services	Term Loan	7.75%	12/27/2043	1,084.6	1,084.6	222.9	0.07%
J&K Fitness, LLC dba Physiques Womens Fitness Center	(*,#)	2505 Verot School Rd, Lafayette, LA 70508	Amusement, Gambling, and Recreation Industries	Term Loan	8%	6/8/2036	14.6	14.6	9.2	0.00%
J Olson Enterprises LLC and Olson Trucking Direct, Inc.	(*,#)	311 Ryan St, Holmen, WI 54636	Truck Transportation	Term Loan	6%	6/28/2025	628.4	628.4	40.6	0.01%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(*,#,^)	640 Dubois St, Du Bois, PA 15801	Building Material and Garden Equipment and Supplies Dealers	Term Loan	6%	11/10/2026	161.6	161.6	121.9	0.04%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(*,#,^)	640 Dubois St, Dubois, PA 15801	Building Material and Garden Equipment and Supplies Dealers	Term Loan	6%	11/10/2041	438.5	438.5	419.0	0.12%
Jay Carlton's, LLC dba Jay Birds Rotisserie & Grill	(*,#,^)	24480 W 10 Mile RD, Southfield, MI 48033	Food Services and Drinking Places	Term Loan	6%	1/4/2029	34.8	34.8	22.5	0.01%
JN Thompson Ent,Inc.	(*,#,^)	400 5th Ave S Ste 100, Naples, FL 34102	Construction of Buildings	Term Loan	7.75%	12/7/2028	329.7	329.7	39.8	0.01%
JNP Delivery Inc	(*,#,^)	4500 North Providence # 7, Appleton, WI 54913	Couriers and Messengers	Term Loan	Prime plus 0%	11/7/2027	47.5	47.5	46.4	0.01%
JP Dhillon's Foods LLC	(*,#,^)	840 El Paseo de Saratoga, San Jose, CA 95130	Food Services and Drinking Places	Term Loan	Prime plus 0%	6/1/2029	86.5	86.5	1.3	0.00%
K Soles Corp dba Max Collections	(*,#,^)	3208 Oakcliff Industrial St, Doraville, GA 30340	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 0%	3/16/2026	14.4	14.4	1.5	0.00%
Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	(*,#)	200 West Adams St, Cochranton, PA 16314	Motor Vehicle and Parts Dealers	Term Loan	6.25%	10/29/2039	11.1	11.1	2.5	0.00%
Kids at Heart,LLC dba Monster Mini Golf	(*,#,^)	10 Newbury St, Danvers, MA 1923	Amusement, Gambling, and Recreation Industries	Term Loan	6.75%	9/22/2026	18.8	18.8	14.7	0.00%
Kidtastic LLC dba The Little Gym of Audubon	(*,#,^)	2850 Audubon Drive, Audubon, PA 19403	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	7/27/2026	44.9	44.9	16.4	0.00%
Kneading Dough LLC dba NY Bagel Cafe & Deli,NY Bagle, New York Bagle	(*,#)	10287 Okeechobee Blvd #13, Royal Palm Beach, FL 33411	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2029	17.8	17.8	17.1	0.01%
Kostekos Inc dba New York Style Pizza	(*,#)	10 South King St, Gloucester, NJ 8030	Food Services and Drinking Places	Term Loan	8%	2/6/2040	61.9	61.9	28.1	0.01%
LA Diner Inc dba Loukas L A Diner	(*,#)	3205 Route 22 East, Branchburg, NJ 8876	Food Services and Drinking Places	Term Loan	7.25%	9/28/2037	92.8	92.8	67.0	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

LAN Doctors Inc	(*,#)	14 Pierson Court, Mahwah, NJ 7430	Professional, Scientific, and Technical Services	Term Loan	8.25%	8/28/2025	59.8	59.8	58.5	0.02%
LAN Doctors Inc	(*,#,^)	14 Pierson Court, Mahwah, NJ 7430	Professional, Scientific, and Technical Services	Term Loan	8.25%	3/16/2026	43.4	43.4	36.3	0.01%
Legacy Roof Contractors LLC	(*,#,^)	32091 Broken Branch Circle, Spanish Fort, AL 36527	Specialty Trade Contractors	Term Loan	6%	2/28/2044	294.0	294.0	170.8	0.05%
Lilo Holdings LLC	(*,#,^)	1000 Roosevelt Ave., Cartaret, NJ 7008	Food Services and Drinking Places	Term Loan	6%	12/5/2026	11.6	11.6	3.7	0.00%
Linqserv Inc.	(*,#,^)	1555 Lyell Ave, Rochester, NY 14606	Transit and Ground Passenger Transportation	Term Loan	7.5%	11/9/2027	264.0	264.0	22.2	0.01%
Lowgap Grocery & Grill LLC	(*,#,^)	8773 West Pine St, Lowgap, NC 27024	General Merchandise Stores	Term Loan	7.25%	3/24/2041	48.0	48.0	20.3	0.01%
M & H Pine Straw Inc and Harris L. Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	3/21/2023	197.4	197.4	59.4	0.02%
M & H Pine Straw, Inc and Harris L. Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	44.6	44.6	43.6	0.01%
M & H Pine Straw, Inc.and Harris Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	7/10/2020	27.4	27.4	26.8	0.01%
M & H Pinestraw, Inc. and Harris L. Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	12/15/2021	133.8	133.8	49.5	0.01%
Magill Truck Line LLC and Jeff J. Ralls	(*,#,^)	211 West 53rd St N., Park City, KS 67204	Truck Transportation	Term Loan	7.25%	3/11/2029	183.5	183.5	82.7	0.02%
Mariam Diner Inc dba Country Kitchen Restaurant	(*,#,^)	17393 Main St, Hesperia, CA 92345	Food Services and Drinking Places	Term Loan	8%	3/18/2026	42.8	42.8	16.5	0.00%
Marlin Lighting LLC	(*,#,^)	7207 B Lockport Pl, Lorton, VA 22079	Specialty Trade Contractors	Term Loan	6%	12/19/2028	90.9	90.9	89.0	0.03%
Matchless Transportation LLC dba First Class Limo	(*,#)	31525 Aurora Rd # 5, Solon, OH 44139	Transit and Ground Passenger Transportation	Term Loan	6.25%	5/31/2020	119.2	119.2	12.4	0.00%
MB Xpress Inc	(*,#,^)	159 D'Arcy Parkway, Lathrop, CA 95330	Truck Transportation	Term Loan	8.25%	9/19/2028	1,110.1	1,110.1	—	0.00%
Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	(*,#,^)	780 S Peace Haven Rd, Winston Salem, NC 27103	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	7%	11/25/2025	10.5	10.5	10.2	0.00%
MIT LLC	(*,#,^)	11 North Peach ST., Medford, OR 97504	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	84.9	84.9	63.2	0.02%
Mojo Brands Media, LLC	(*,#)	3260 University Blvd., Ste 100, Winter Park, FL 32792	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	725.0	725.0	114.0	0.03%
Morris Glass and Construction Inc	(*,#)	40058 Hwy 30, Astoria, OR 97103	Specialty Trade Contractors	Term Loan	15%	10/1/2023	365.9	365.9	188.5	0.06%
MTV Bowl, Inc. dba Legend Lanes	(*,#)	4190 State Rd, Cuyahoga Falls, OH 44223	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	6/30/2036	189.6	189.6	126.7	0.04%
Murf & Sons LLC	(*,#,^)	3821 Pleasant Hill Rd, Store #B-107, Kissimmee, FL 34746	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2027	129.3	129.3	126.6	0.04%
N Transport LLC	(*,#,^)	5348 W Brown Ave, Fresno, CA 93722	Truck Transportation	Term Loan	8%	11/20/2027	385.5	385.5	79.8	0.02%
N Transport LLC	(*,#,^)	294 N. Fruit Ave, Fresno, CA 93706	Truck Transportation	Term Loan	8.25%	11/20/2042	175.3	175.3	143.3	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Nando LLC dba Tall Timbers Banquet and Conference Center	(*,#,^)	13831 National Rd SW, Reynoldsburg, OH 43068	Food Services and Drinking Places	Term Loan	6%	4/20/2028	12.7	12.7	12.4	0.00%
Neville Galvanizing, Inc	(*,#)	2983 Grand Ave, Pittsburgh, PA 15225	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	235.7	235.7	—	0.00%
North Country Transport, LLC	(*,#,^)	10 LaCrosse St, Ste 14, Hudson Falls, NY 12839	Transit and Ground Passenger Transportation	Term Loan	6%	2/6/2023	4.9	4.9	4.8	0.00%
Olsen Bros. Transportation, Inc. & Golden Spike Leasing, LLC	(*,#,^)	2520 Pennsylvania Ave, Ogden, UT 84401	Truck Transportation	Term Loan	8.25%	6/20/2028	513.2	513.2	53.3	0.02%
P & M Entertainment, LLC dba Luv 2 Play	(*,#,^)	35 Lafayette Rd Ste #8, North Hampton, NH 3862	Amusement, Gambling, and Recreation Industries	Term Loan	6%	5/10/2028	96.1	96.1	76.1	0.02%
Panther Ironworks and Rigging Solutions LLC	(*,#,^)	1028 Washburn Switch Rd, Shelby, NC 28150	Specialty Trade Contractors	Term Loan	6%	11/10/2026	112.7	112.7	75.4	0.02%
Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Globa	(*,#)	412 and 500 Main St, La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2026	570.7	570.7	3.1	0.00%
Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Serv	(*,#,^)	412 and 500 Main St, La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2041	110.1	110.1	48.7	0.01%
Peter K Lee MD, PC dba Atlanta Primary Care	(*,#,^)	211 Roberson Mill Rd, Milledgeville, GA 31061	Ambulatory Health Care Services	Term Loan	8.25%	9/13/2043	859.6	859.6	823.3	0.24%
Peter K Lee MD, PC dba Atlanta Primary Care LLC	(*,#,^)	5 Ashford Way, Hawkinsville, GA 31061	Ambulatory Health Care Services	Term Loan	8.25%	9/13/2028	381.0	381.0	364.9	0.11%
Play4Fun dba Luv 2 Play	(*,#,^)	13722 Jamboree Rd, Irvine, CA 92602	Amusement, Gambling, and Recreation Industries	Term Loan	7.5%	3/7/2028	148.1	148.1	88.9	0.03%
PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc., T	(*,#,^)	2040 Dowdy Ferry, Dallas, TX 75218	Specialty Trade Contractors	Term Loan	8.25%	12/19/2038	494.7	494.7	473.8	0.14%
Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand and	(*,#,^)	13851 S State HWY 34, Scurry, TX 75158	Specialty Trade Contractors	Term Loan	8.25%	10/28/2025	479.9	479.9	314.0	0.09%
Providence Management Environmental, LLC, Tindol Energy Group, LLC	(*,#,^)	6570 W Hwy 67, Cleburne, TX 76033	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2029	255.9	255.9	245.1	0.07%
PS Camping Inc.	(*,#,^)	43595 US Hwy 50, Canon City, CO 81212	Accommodation	Term Loan	8.25%	12/1/2027	18.2	18.2	17.4	0.01%
PS Camping, Inc. dba Prospectors RV Resort	(*,#,^)	43659&43595 US Hwy 50, Canon City, CO 81212	Accommodation	Term Loan	8.25%	5/19/2042	227.3	227.3	217.7	0.06%
Purely Seed LLC	(*,#,^)	11515 Lake Lane, Ste 102, Chisago, MN 55013	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 0%	2/26/2028	101.7	101.7	—	0.00%
Ramjay Inc.	(*,#,^)	85 S. Bragg St Ste 303, Alexandria, VA 22312	Transit and Ground Passenger Transportation	Term Loan	8.25%	1/13/2027	375.6	375.6	81.6	0.02%
Randall Miller Company, Inc and Boyz Transportation Services, LLC	(*,#,^)	256 Blackley Rd, Bristole, TN 37620	Truck Transportation	Term Loan	7.75%	7/31/2029	772.8	772.8	18.8	0.01%
Recovery Boot Camp, LLC, Rule 62, Inc. and Healing Properties, LLC	(*,#,^)	85 SW 5th Ave, Delray Beach, FL 33444	Ambulatory Health Care Services	Term Loan	7.75%	12/28/2028	112.6	112.6	9.4	0.00%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Return to Excellence Inc	(*,#,^)	176 Country Club Drive, Waynesville, NC 28786	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	1/27/2027	15.6	15.6	15.3	0.00%
Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	(*,#)	176 Country Club Drive, Waynesville, NC 28786	Amusement, Gambling, and Recreation Industries	Term Loan	8%	10/10/2039	1,154.0	1,154.0	1,129.4	0.33%
RG Productions LLC	(*,#,^)	2414 W Battlefield Ste H, Springfield, MO 65807	Rental and Leasing Services	Term Loan	Prime plus 0%	3/28/2029	139.5	139.5	127.4	0.04%
Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	(*,#,^)	5245 Bucks Bar Rd, Placerville, CA 95667	Beverage and Tobacco Product Manufacturing	Term Loan	8.25%	1/19/2030	230.9	230.9	221.2	0.07%
Roundhay Partners LLC and Roundhay Farming LLC	(*,#,^)	6160 Granite Spring Rd, Somerset, CA 95684	Crop Production	Term Loan	8.25%	8/8/2042	902.1	902.1	781.4	0.23%
Rich's Food Stores LLC dba Hwy 55 of Wallace	(*,#,^)	611 East Southerland St, Wallace, NC 28466	Food Services and Drinking Places	Term Loan	8.25%	9/14/2026	99.3	99.3	9.8	0.00%
Route 130 SCPI Holdings LLC (EPC) Route 130 SCPI Operations LLC (OC) d	(*,#)	423-429 Route 156, Trenton, NJ 8620	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	279.5	279.5	33.5	0.01%
Sanabi Investment, LLC dba Oscar's Moving and Storage	(*,#,^)	11421 N W 107th St, #13, Miami, FL 33178	Truck Transportation	Term Loan	7.5%	6/20/2027	95.9	95.9	14.0	0.00%
Sand Hill Associates, Ltd. dba Charlie O's Tavern on the Point	(*,#,^)	2 Sand Hill Cove Rd, Narragansett, RI 2882	Food Services and Drinking Places	Term Loan	8.25%	12/27/2041	413.0	413.0	197.9	0.06%
SDA Holdings LLC and Les Cheveux Salon Inc	(*,#,^)	306 McClanahan St, Roanoke, VA 24014	Personal and Laundry Services	Term Loan	7.5%	12/15/2040	108.5	108.5	50.5	0.01%
Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	(*,#)	3822 State Route 3, Red Bud, IL 62278	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	2/10/2030	524.2	524.2	28.4	0.01%
Shaffer Automotive Repair, LLC	(*,#)	1485 North McQueen Rd #1, Gilbert, AZ 85233	Repair and Maintenance	Term Loan	7%	5/24/2030	132.8	132.8	38.7	0.01%
Shane M. Howell and Buck Hardware and Garden Center, LLC	(*,#)	1007 Lancaster Pike, Quarryville, PA 17566	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.5%	12/27/2038	113.4	113.4	11.5	0.00%
Shining Star Kids, Inc. dba Brain Balance	(*,#,^)	17323 Ventura Blvd, Encino, CA 91316	Educational Services	Term Loan	Prime plus 0%	1/7/2029	77.2	77.2	75.6	0.02%
Smith and Son Plumbing, LLC	(*,#,^)	15922 Eldorado Parkway, Ste 500-1579, Frisco, TX 75035	Specialty Trade Contractors	Term Loan	6%	6/10/2029	76.0	76.0	34.1	0.01%
Southside BBQ Corp	(*,#,^)	16032 South Hwy 16, Cherokee, TX 76832	Food Services and Drinking Places	Term Loan	Prime plus 0%	1/25/2028	15.7	15.7	15.4	0.00%
Sovereign Communications LLC	(*,#)	26 E 3 Mile Rd,, Sault Sainte Marie, MI 49783	Broadcasting (except Internet)	Term Loan	6.75%	2/7/2024	627.4	627.4	118.1	0.03%
Specialty Surgery Center, Inc.	(*,#,^)	5505 Peachtree Dunwoody Rd Stes 640,645, Atlanta, GA 30342	Ambulatory Health Care Services	Term Loan	Prime plus 0%	6/28/2029	1,158.8	1,158.8	186.1	0.05%
Street Magic Enterprise LLC dba New Lisbon Travel Mart	(*,#,^)	1700 East Bridge St, New Lisbon, WI 53950	Gasoline Stations	Term Loan	7.5%	11/7/2042	419.0	419.0	139.8	0.04%
Studio Find It Georgia Inc	(*,#,^)	3399 Peachtree Rd NE, Ste 400, Atlanta, GA 30326	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 0%	5/13/2026	14.8	14.8	5.3	0.00%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Suncrest Stone Products LLC	(*,#,^)	341 County Farm Rd, Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	7.25%	8/29/2041	608.6	608.6	116.1	0.03%
Suncrest Stone Products LLC	(*,#,^)	341 County Farm Rd, Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	7.5%	8/29/2026	535.4	535.4	129.7	0.04%
T and B Boots Inc dba Takken's Shoes	(*,#)	72 South Main St, Templeton, CA 93465	Clothing and Clothing Accessories Stores	Term Loan	7.25%	12/7/2026	95.2	95.2	79.8	0.02%
Tarver-Henley Inc. and Tar-Hen LLC	(*,#,^)	2125 College Ave, Jackson, AL 36545	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.75%	6/21/2042	97.8	97.8	49.7	0.01%
The Jig, LLC	(*,#,^)	3115 Camp Phillips Rd, Wausau, WI 54403	Food Services and Drinking Places	Term Loan	8.25%	10/24/2042	25.0	25.0	24.4	0.01%
The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	(*,#,^)	29291 Amerihost Drive, Dowagiac, MI 49047	Accommodation	Term Loan	8.25%	12/5/2041	335.1	335.1	328.0	0.10%
The Woods at Bear Creek LLC and Bear Creek Entertainment LLC dba The	(*,#)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	7%	9/29/2039	489.6	489.6	474.0	0.14%
TX Superior Communications, LLC	(*,#,^)	6223 Krempen Ave, San Antonio, TX 78233	Specialty Trade Contractors	Term Loan	8%	3/19/2028	85.5	85.5	15.1	0.00%
United States Plastic Equipment LLC	(*,#,^)	4447 OH-303, Mantua, OH 44255	Merchant Wholesalers, Durable Goods	Term Loan	8.25%	12/13/2028	110.5	110.5	26.4	0.01%
Victorian Restaurant and Tavern, LLC	(*,#,^)	226 Maple Ave, Cheshire, CT 6410	Food Services and Drinking Places	Term Loan	8.25%	2/22/2042	104.4	104.4	27.9	0.01%
Webb Eye Associates, PA	(*,#,^)	1720 S W W White Rd, San Antonio, TX 78220	Ambulatory Health Care Services	Term Loan	7.25%	7/19/2027	71.2	71.2	33.8	0.01%
White Hawk Inc.	(*,#,^)	2101 Dr. Martin Luther King Jr. Blvd, Stockton, CA 95205	Truck Transportation	Term Loan	8.25%	12/15/2026	917.5	917.5	99.4	0.03%
Wilban LLC	(*,#,^)	454 US Hwy 22, Whitehouse Station, NJ 8889	Food Services and Drinking Places	Term Loan	7.5%	3/11/2026	44.2	44.2	43.7	0.01%
Wilban LLC	(*,#)	454 US Hwy 22, Whitehouse Station, NJ 8889	Food Services and Drinking Places	Term Loan	7.25%	3/28/2039	238.6	238.6	103.5	0.03%
Zeeba Company, Inc dba Zeeba Rent-A-Van & 5 Star Rent- A-Van	(*,#,^)	3200 Wilshire Blvd Ste 1000, Los Angeles, CA 90010	Transit and Ground Passenger Transportation	Term Loan	7.75%	9/27/2028	638.9	638.9	450.9	0.13%
Zahmel Restaurant Suppliers Corp dba Cash & Carry;Zahners Hardware;Zan	(*,#,^)	33-51 11th St, Astoria, NY 11106	Merchant Wholesalers, Nondurable Goods	Term Loan	8.25%	4/28/2027	75.8	75.8	74.2	0.02%
Total Unguaranteed Non-Accrual SBA Investments							55,442.8	55,442.8	$29,418.5	8.67%

Total Unguaranteed SBA Investments							$420,399.9	$420,399.9	$407,747.9	120.15%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Lulubelle's Mountain Banana Bread LLC	1063 Carousel Rd, Lake Arrowhead, CA 92352	Food Manufacturing	Term Loan	Prime plus 2.75%	12/21/2045	$750.0	$750.0	$848.0	0.25%
Moon Group, Inc.	145 Moon Rd, Chesapeake City, MD 21915	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	3,385.0	3,385.0	3,634.3	1.07%
Beau & HB Inc. dba Beau’s Billard, Bowling & Arcade	100 Village Rd, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	113.0	113.0	122.0	0.04%
Hackstaff Restaurants	248 W 1st. St Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	426.0	426.0	461.0	0.14%
American Pharmaceutical Innovation Company, LLC	1425 Centre Circle, Downers Grove, IL 60515	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	45.2	45.2	45.2	0.01%
Matrix Z LLC	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	11.1	11.1	11.1	—%
Rello Inc.	8063 Jericho Turnpike, Woodbury, NY 11797	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	5.4	5.4	5.4	—%
2Choice2Friends LLC	901 W Braker Lane, Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	11.3	11.3	11.3	—%
NYM Solutions Inc.	12150 SW 128th St CT Ste 209, Miami, FL 33186	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	11.3	11.3	11.3	—%
Crystal Cleaning Service	26 Cooper Rd, Byhalia, MS 38611	Administrative and Support Services	Term Loan	Prime plus 6.5%	5/9/2029	9.1	9.1	9.1	—%
Clowers Trucking by Faith LLC	705 E Brookwood PL, Valdosta, GA 31601	Truck Transportation	Term Loan	Prime plus 6.5%	5/23/2029	11.2	11.2	11.2	—%
MCM Design LLC	5926 Vinings Vintage Way, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	8.8	8.8	8.8	—%
Still Photography	195 Terrace Place, Apt. 2, Brooklyn, NY 11218	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	11.4	11.4	11.4	—%
Archer Cleaners Inc.	1514 W. 33rd St, Chicago, IL 60608	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	11.4	11.4	11.4	—%
Law Office of Paula Padilla PLLC	2211 E Highland Ave Ste 130, Phoenix, AZ 85016	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/13/2029	4.6	4.6	4.6	—%
Bonadi Inc.	9858 W Sample Rd, Coral Springs, FL 33065	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/17/2029	11.4	11.4	11.4	—%
Campuscuts LLC	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	6.8	6.8	6.8	—%
Port Diesel LLC	3212 Alex Trask Drive, Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	11.4	11.4	11.4	—%
Menshka Inc.	88 High St, Mountclair, NJ 7042	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	7/10/2029	11.5	11.5	11.5	—%
The Bean Coffee Company, LLC	112 South Main St, Spring Hill, KS 66083	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	7/17/2029	11.5	11.5	11.5	—%
Lawrence Adeyemo & Co LLC	209-34 112 Ave, Queens Village, NY 11429	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	7/19/2029	9.2	9.2	9.2	—%
Gradstreet LLC	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Nonstore Retailers	Term Loan	Prime plus 6.5%	7/30/2029	7.3	7.3	7.3	—%
A&S Services LLC	3888 Lightner Rd, Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	8/7/2029	11.5	11.5	11.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Crystal Clear Accounting	34099 Tuscan Creek Way, Temecula, CA 92592	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/26/2029	2.9	2.9	2.9	—%
Doghouse Sport Fishing Charters Inc.	83413 Overseas Hwy, Islamorada, FL 33036	Scenic and Sightseeing Transportation	Term Loan	Prime plus 6.5%	8/30/2029	11.5	11.5	11.5	—%
No Push Back LLC	2223 Dungan Ave, Bensalem, PA 19020	Personal and Laundry Services	Term Loan	Prime plus 6.5%	8/30/2029	11.2	11.2	11.2	—%
Softcare247 LLC	4191 Naco Perrin Blvd, San Antonio, TX 78217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/11/2029	11.8	11.8	11.8	—%
Host Marketing LLC	206 Bell Lane, Ste B, West Monroe, LA 71291	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/18/2029	11.6	11.6	11.6	—%
Standard Real Estate Services LLC	500 West Silver Spring Drive, Ste K 200,, Glendale, WI 53217	Real Estate	Term Loan	Prime plus 6.5%	9/19/2029	11.6	11.6	11.6	—%
Bargain Store	107 Tabernacle Church Rd, Candor, NC 27229	General Merchandise Stores	Term Loan	Prime plus 6.5%	10/11/2029	11.6	11.6	11.6	—%
Powerlift Dumbwaiters Inc.	2444 Georgia Slide Rd, Georgetown, CA 95634	Machinery Manufacturing	Term Loan	Prime plus 6.5%	10/16/2029	11.3	11.3	11.3	—%
Pine Mountain Residential LLC	10240 Cosmopolitan Circle, Parker, CO 80134	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	10/16/2029	11.6	11.6	11.6	—%
James Clark and Company Inc.	8885 Haven Ave, Ste 120, Rancho Cucamonga, CA 91730	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	10/22/2029	11.6	11.6	11.6	—%
Deer Valley Sport Shop LLC	507 Bamboo Rd, Boone, NC 28607	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 6.5%	11/7/2029	12.0	12.0	12.0	—%
Sean McNamara	5639 Wood Lane, Allentown, PA 18106	Nonstore Retailers	Term Loan	Prime plus 6.5%	11/14/2029	11.7	11.7	11.7	—%
The Pinnacle Group	105 Springside Drive, Akron, OH 44333	Social Assistance	Term Loan	Prime plus 6.5%	11/14/2029	11.7	11.7	11.7	—%
Pen’s Electric Company, Inc	504 Fairfax Ave, Nashville, TN 37212	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	11/21/2029	11.9	11.9	11.9	—%
Standard Capital Corp.	2349 Wessington Drive, Virginia Beach, VA 23456	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	12/5/2029	11.8	11.8	11.8	—%
Scott’s Hardware Inc	200 Tuckerton Rd, Medford, NJ 8055	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 6.5%	12/6/2029	11.8	11.8	11.8	—%
HADD Corp	364 Rugby Rd, Cedarhurst, NY 11516	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/17/2029	11.8	11.8	11.8	—%
La Tradicion Cubana Inc.	9357 S.W. 40th St, Miami, FL 33165	Miscellaneous Store Retailers	Term Loan	Prime plus 6.5%	12/20/2029	11.8	11.8	11.8	—%
This is a Fly Closet LLC	12408 Kingsview St, Bowie, MD 20721	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 6.5%	1/30/2030	11.8	11.8	11.8	—%
2 N 1 Home and Lawn LLC	1300 Ridenour Blvd, Kennesaw, GA 30152	Administrative and Support Services	Term Loan	Prime plus 6.5%	2/3/2030	11.9	11.9	11.9	—%
All Modes Transportation and Logistics	4313 Collingtree Drive, Rockledge, FL 32955	Support Activities for Transportation	Term Loan	Prime plus 6.5%	2/14/2030	11.9	11.9	11.9	—%
Green Farm Inc.	1018 W SR 424 Ste 100, Longwood, FL 32750	Food and Beverage Stores	Term Loan	Prime plus 6.5%	11/19/2030	12.5	12.5	12.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Caraniologie LLC	225 Wall St, Ste 102A, Vail, CO 81657	General Merchandise Stores	Term Loan	Prime plus 6.5%	11/20/2030	12.5	12.5	12.5	—%
Kendra Leigh Boyer CPA	5068 Dupont Court E, Santa Rosa, CA 95409	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	11/20/2030	12.5	12.5	12.5	—%
Flex Beauty Labs LLC	7512 Dr. Phillip Blvd, Orlando, FL 32819	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 6.5%	11/24/2030	12.5	12.5	12.5	—%
Dearly Loved Counseling LLC	14052 N Dale Mabry Hwy, Ste 215, Tampa, FL 33618	Social Assistance	Term Loan	Prime plus 6.5%	11/24/2030	12.5	12.5	12.5	—%
Diane's Accounting Service	119 E Haywood St, England, AR 72046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/3/2030	12.5	12.5	12.5	—%
Combs Creative LLC	157 Antler Ridge Circle,, Nashville, TN 37214	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/4/2030	5.5	5.5	5.5	—%
Travel with Love, LLC	8465 W Sahara Ave, Ste 111, Las Vegas, NV 89117	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/4/2030	5.0	5.0	5.0	—%
R. JOHNSON CRAFTSMANSHIP	346 Spring Garden Rd, Milford, NJ 8848	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	12/4/2030	10.0	10.0	10.0	—%
Jamali LLC	2741 Raceway Fairfield West, Pensacola, FL 32505	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	12/11/2030	12.5	12.5	12.5	—%
Donald W. Harris	1625 US-59 N, Linden, TX 75563	Warehousing and Storage	Term Loan	Prime plus 6.5%	12/11/2030	12.5	12.5	12.5	—%
David Benson LLC	1422 Euclid Ave, Cleveland, OH 44115	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/16/2030	12.5	12.5	12.5	—%
Savannah Area Language & Culture Exchange, LLC	6 Dovetail Crossing, Savannah, GA 31419	Educational Services	Term Loan	Prime plus 6.5%	12/16/2030	12.5	12.5	12.5	—%
Vege Investments, LLC	26400 SW 177th Ave, Homestead, FL 33031	Gasoline Stations	Term Loan	Prime plus 6.5%	12/16/2030	12.5	12.5	12.5	—%
ASIL Ventures, LLC	444 N Michigan Ave, Ste 1200, Chicago, IL 60611	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/22/2030	4.3	4.3	4.3	—%
SPECTRUM DYNAMICS, INC	27727 Dalton Bluff Court, Katy, TX 77494	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/23/2030	12.5	12.5	12.5	—%
Pittman Holdings LLC DBA Maple Bourbon	1116 E Main St, Richmond, VA 23219	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	12/23/2030	12.5	12.5	12.5	—%
KCL Business Service Inc	1042 San Fernando Rd., San Fernando, CA 91340	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/23/2030	12.5	12.5	12.5	—%
Chris' Angels Cleanning Service LLC	2090 Dunwoody Club Drive, Sandy Springs, GA 30350	Administrative and Support Services	Term Loan	Prime plus 6.5%	12/23/2030	12.5	12.5	12.5	—%
Tiki Torch Liquors	101 Dallas St., Talihima, OK 74571	Food and Beverage Stores	Term Loan	Prime plus 6.5%	12/23/2030	12.5	12.5	12.5	—%
AJN Innocations LLC	6704 Main St, Miami Lakes, FL 33014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/15/2031	329.5	329.5	365.0	0.11%
The Cow Harbor Beer Company	19 Scudder Ave, Northport, NY 11768	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/11/2031	878.2	878.2	972.6	0.29%
NJ Floats	327 Route 202/206, Bedminster Township, NJ 7921	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	2/12/2046	437.0	437.0	494.9	0.15%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Kuros LLC dba Alexander Lake Lodge	21221 Baron Lake Drive, Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus 2.75%	11/19/2045	246.8	246.8	279.2	0.08%
Emmalina LLC	3602 Rock Bay Drive, Louisville, KY 40245	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/21/2030	34.9	34.9	38.5	0.01%
Sherwood Sporthorses Inc.	20502 Forestview, Magnolia, TX 77355	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2046	615.9	615.9	698.3	0.21%
Chet Lemon Enterprises	1544 Lane Park Cut off, Tavares, FL 32778	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/3/2031	622.0	622.0	688.9	0.20%
Jones Roger Shermann Inn Inc.	195 Oenoke Ridge, New Canaan, CT 6840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/4/2030	86.3	86.3	95.3	0.03%
The Hall at the Yard	1412 Alden Rd, Orlando, FL 32803	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/2/2031	761.6	761.6	846.4	0.25%

Edel Family Management Corp	2207 Coney Island Ave, Brooklyn, NY 11223	PPP	Term Loan	1.0%	4/30/2022	39.2	39.2	39.2	0.01%
The Rabbi Grafman Endowment Fund for Temple Emanu-El	2100 Highland Ave South, Birmingham, AL 35205	PPP	Term Loan	1.0%	4/30/2022	3.0	3.0	3.0	—%
Surf Cup Sports	2037 Park Dale Ln, Encinitas, CA 92024	PPP	Term Loan	1.0%	4/30/2022	19.0	19.0	19.0	0.01%
AM House	22322 Burton St, Canoga Park, CA 91304	PPP	Term Loan	1.0%	4/30/2022	7.7	7.7	7.7	—%
Eat Here LLC	500 S Main St, Las Vegas, NV 89101	PPP	Term Loan	1.0%	4/30/2022	4.8	4.8	4.8	—%
Masood A. Rizvi, MD.	900 Pompton Ave, Ste B-1, Cedar Grove, NJ 7009	PPP	Term Loan	1.0%	4/30/2022	3.8	3.8	3.8	—%
Casetabs	3333 Michelson Dr, Ste 240, Irvine, CA 92612	PPP	Term Loan	1.0%	4/30/2022	38.5	38.5	38.5	0.01%
James D. Paliwoda, A Law Corporation	1000 Lakes Dr, Ste 230, West Covina, CA 91790	PPP	Term Loan	1.0%	4/30/2022	12.3	12.3	12.3	—%
Medical Review Service	13400 Marsh Landing, West Palm Beach, FL 33418	PPP	Term Loan	1.0%	4/30/2022	31.3	31.3	31.3	0.01%
North Carolina Custom Modulars, LLC	1936 US-64, Murphy, NC 27203	PPP	Term Loan	1.0%	4/30/2022	7.8	7.8	7.8	—%
Thrive TC LLC	4888 Town Center Pkwy, Ste 106, Jacksonville, FL 32246	PPP	Term Loan	1.0%	5/4/2022	5.5	5.5	5.5	—%
Kenco Inc	774 Mays Blvd, Ste 10-574, Incline Village, NV 89451	PPP	Term Loan	1.0%	5/4/2022	2.4	2.4	2.4	—%
Glynwood Center, Inc.	362 Glynwood Rd, Cold Spring, NY 10516	PPP	Term Loan	1.0%	5/4/2022	30.3	30.3	30.3	0.01%
San Basilio, LLC	12305 SW 38th St, Ocala, FL 34481	PPP	Term Loan	1.0%	5/4/2022	2.5	2.5	2.5	—%
Stephen Binder DDS	3900 W Fullerton Ave, Chicago, IL 60647	PPP	Term Loan	1.0%	5/4/2022	3.0	3.0	3.0	—%
Mto Summerlin	10970 Rosemary Park Drive, Ste #100, Las Vegas, NV 89135	PPP	Term Loan	1.0%	5/4/2022	4.8	4.8	4.8	—%
Asthma & Allergy Medical Care, P.C.	68 Nassau Rd, Huntington, NY 11743	PPP	Term Loan	1.0%	5/4/2022	16.1	16.1	16.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

SK8CLICK INC	17062 Westport Dr, Huntington Beach, CA 92649	PPP	Term Loan	1.0%	5/4/2022	1.9	1.9	1.9	—%
Provino's South, Inc.	14485 Hopewell Rd, Alpharetta, GA 30004	PPP	Term Loan	1.0%	5/5/2022	18.2	18.2	18.2	0.01%
Kore Surgical Inc	26636 Fond Du Lac Rd, Rancho Palos Verdes, CA 90275	PPP	Term Loan	1.0%	5/5/2022	8.0	8.0	8.0	—%
Buddy's Towing	830 Birch St, Daytona Beach, FL 32117	PPP	Term Loan	1.0%	5/5/2022	4.0	4.0	4.0	—%
EON.AI LLC	3401 North Miami Ave, Ste 211, Miami, FL 33127	PPP	Term Loan	1.0%	5/5/2022	2.5	2.5	2.5	—%
Superior Property Solutions	7009 E Country Highlands Dr, Floral City, FL 34436	PPP	Term Loan	1.0%	5/5/2022	2.5	2.5	2.5	—%
WHO Insurance Agency Inc	708 6th Ave SE #A, Decatur, AL 35601	PPP	Term Loan	1.0%	5/5/2022	0.9	0.9	0.9	—%
Ventum LLC	2775 South Hwy 40, Ste 4, Heber City, UT 84032	PPP	Term Loan	1.0%	5/5/2022	8.1	8.1	8.1	—%
MacLeod and Company	3161 Michelson Dr, Irvine, CA 92612	PPP	Term Loan	1.0%	5/5/2022	7.5	7.5	7.5	—%
Dance Daly Studio, LLC	24000 Alicia Parkway, #33, Mission Viejo, CA 92691	PPP	Term Loan	1.0%	5/5/2022	5.2	5.2	5.2	—%
Julius Schwarz LLC	50 Pascack Rd, Hillsdale, NJ 7642	PPP	Term Loan	1.0%	5/5/2022	4.0	4.0	4.0	—%
West & East Art Group	9 N Moore St, New York, NY 10013	PPP	Term Loan	1.0%	5/5/2022	3.3	3.3	3.3	—%
Soudan Metals Co	319 W 40th Pl, Chicago, IL 60609	PPP	Term Loan	1.0%	5/5/2022	64.3	64.3	64.3	0.02%
American Showcase Modulars, LLC	6281 US-29, Blairs, VA 24527	PPP	Term Loan	1.0%	5/5/2022	6.7	6.7	6.7	—%
Swirnow Capital Management Corp	500 Harborview Drive, Third Floor, Baltimore, MD 21230	PPP	Term Loan	1.0%	5/5/2022	10.0	10.0	10.0	—%
acaso master fund llc	6710 Benjamin Rd, Ste 100, Tampa, FL 33634	PPP	Term Loan	1.0%	5/6/2022	0.7	0.7	0.7	—%
GMS Racing LLC	1980 Festival Plaza Dr, Ste 770, Las Vegas, NV 89135	PPP	Term Loan	1.0%	5/6/2022	130.0	130.0	130.0	0.04%
D Bober LLC dba the Public Private Network	445 Hamilton Ave, Ste 1102, White Plains, NY 10601	PPP	Term Loan	1.0%	5/6/2022	2.8	2.8	2.8	—%
Ntrepid LLC	12801 Worldgate Dr, Ste 800, Herndon, VA 20170	PPP	Term Loan	1.0%	5/6/2022	720.2	720.2	720.2	0.21%
South Bay Cable	54125 Maranatha Dr, Idyllwild, CA 92549	PPP	Term Loan	1.0%	5/6/2022	80.4	80.4	80.4	0.02%
Basic L Corporation dba Action Industries	1120 Olympic Dr, Corona, CA 92881	PPP	Term Loan	1.0%	5/7/2022	43.1	43.1	43.1	0.01%
Fernway Solutions Inc.	34 Tidal Way, San Mateo, CA 94401	PPP	Term Loan	1.0%	5/7/2022	3.8	3.8	3.8	—%
KJM Medical, LLC	3012 Pinehurst Dr., Montgomery, AL 36111	PPP	Term Loan	1.0%	5/7/2022	1.0	1.0	1.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Nolan Construction	10 Fairway Drive, Deerfield Beach, FL 33441	PPP	Term Loan	1.0%	5/7/2022	2.1	2.1	2.1	—%
Care Values, Inc.	1905 Woodstock Rd, Ste 1250, Roswell, GA 30075	PPP	Term Loan	1.0%	5/7/2022	14.1	14.1	14.1	—%
Fried Chicken Kitchen LLC	1750 Market St, San Francisco, CA 94102	PPP	Term Loan	1.0%	5/7/2022	42.7	42.7	42.7	0.01%
Playback, Inc.	17 Ridge Ave, Natick, MA 1760	PPP	Term Loan	1.0%	5/7/2022	4.7	4.7	4.7	—%
Conglomerated Hosts, LTD	14485 Hopewell Rd, Alpharetta, GA 30004	PPP	Term Loan	1.0%	5/8/2022	12.7	12.7	12.7	—%
David A Beach, DMD, MS, PA	27605 Cashford Circle, Ste 101, Wesley Chapel, FL 33544	PPP	Term Loan	1.0%	5/8/2022	6.6	6.6	6.6	—%
Fleming Island Dental Care	1590 Island Ln, Ste 12, Fleming Island, FL 32003	PPP	Term Loan	1.0%	5/8/2022	6.9	6.9	6.9	—%
Dominion Glass & Mirror Inc.	14707-B Willard Rd, Chantilly, VA 20151	PPP	Term Loan	1.0%	5/8/2022	20.4	20.4	20.4	0.01%
Allergy & Asthma Associates of Murray Hill, P.C.	35 E 35th St, Ste 202, New York, NY 10016	PPP	Term Loan	1.0%	5/8/2022	17.1	17.1	17.1	0.01%
Jeff O. Gonzalez, M.D., P.A.	2140 W 68th St, Ste 300, Hialeah, FL 33016	PPP	Term Loan	1.0%	5/11/2022	2.1	2.1	2.1	—%
J.P. Makhlouf, M.D., F.A.A.P., & Tiziana Anello, M.D., F.A.A.P., P.A. d/b/a Roseland Pediatrics	556 Eagle Rock Ave, Ste 106, Roseland, NJ 7068	PPP	Term Loan	1.0%	5/11/2022	12.8	12.8	12.8	—%
Sweet Dreams	480 Mondi Dr, Woodstock, GA 30188	PPP	Term Loan	1.0%	5/11/2022	5.0	5.0	5.0	—%
Legg's Welding Inc.	5871 Clay Hwy, Bickmore, WV 25019	PPP	Term Loan	1.0%	5/11/2022	9.5	9.5	9.5	—%
Drobu Media	1010 Brickell Ave Unit 4105, Miami, FL 33131	PPP	Term Loan	1.0%	5/11/2022	2.1	2.1	2.1	—%
Urban Clarity	13 S Elliott Pl, Brooklyn, NY 11217	PPP	Term Loan	1.0%	5/11/2022	2.1	2.1	2.1	—%
Scott Zucker P.A.	633 S Andrews Ave, #203, Fort Lauderdale, FL 33301	PPP	Term Loan	1.0%	5/11/2022	1.0	1.0	1.0	—%
Landmark IV Realty Inc.	3990 Sheridan St, Ste 105, Hollywood, FL 33021	PPP	Term Loan	1.0%	5/11/2022	0.9	0.9	0.9	—%
Leader, Leader & Zucker, PLLC	633 S Andrews Ave, #201, Fort Lauderdale, FL 33301	PPP	Term Loan	1.0%	5/11/2022	5.0	5.0	5.0	—%
Therapeutic Equestrian Center Inc	115 Stonecrop Lane, Cold Spring, NY 10516	PPP	Term Loan	1.0%	5/11/2022	6.5	6.5	6.5	—%
Rodney and Bernstein P.A.	1925 Brickell Ave, Ste D-207, Miami, FL 33129	PPP	Term Loan	1.0%	5/11/2022	17.1	17.1	17.1	0.01%
Tyler Pidgeon Sole Proprietor	10200 Sporting Club Drive, Raleigh, NC 27617	PPP	Term Loan	1.0%	5/11/2022	0.9	0.9	0.9	—%
Altea Group LLC	4510 Cheltenham Dr, Bethesda, MD 20814	PPP	Term Loan	1.0%	5/12/2022	1.2	1.2	1.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Temple Emanu-El	2100 Highland Ave, Birmingham, AL 35205	PPP	Term Loan	1.0%	5/12/2022	28.0	28.0	28.0	0.01%
American Automotive Aftermarket Inc.	50 Dunham Rd, Billerica, MA 1821	PPP	Term Loan	1.0%	5/12/2022	22.0	22.0	22.0	0.01%
Stanton Schwartz Design Group LLC	346 Congress St, #201, Boston, MA 2210	PPP	Term Loan	1.0%	5/12/2022	0.6	0.6	0.6	—%
Ernst Architect, PLLC	177 W Broadway, 3rd Floor, New York, NY 10013	PPP	Term Loan	1.0%	5/12/2022	17.6	17.6	17.6	0.01%
Dental Designs of Fort Myers, LLC	3220 Forum Blvd, #104, Fort Myers, FL 33905	PPP	Term Loan	1.0%	5/12/2022	34.8	34.8	34.8	0.01%
RX Psychological Services, LLC	5300 McNutt Rd, Ste 12, Santa Teresa, NM 88008	PPP	Term Loan	1.0%	5/12/2022	2.1	2.1	2.1	—%
KKAP El Sereno Laundry, LLC	4899 Huntington Drive North, Los Angeles, CA 90032	PPP	Term Loan	1.0%	5/12/2022	1.8	1.8	1.8	—%
KTF Consulting	2471 N Geneva Terrace, Chicago, IL 60614	PPP	Term Loan	1.0%	5/12/2022	3.3	3.3	3.3	—%
HL Group Inc.	16690 Swingley Ridge Rd, Ste 100, Chesterfield, MO 63017	PPP	Term Loan	1.0%	5/13/2022	16.0	16.0	16.0	—%
Child Welfare League of America Inc.	727 15th St NW, Ste 1200, Washington, DC 20005	PPP	Term Loan	1.0%	5/13/2022	20.0	20.0	20.0	0.01%
Gray Global Advisors, LLC	300 New Jersey Ave NW, 9th Floor, Washington, DC 20001	PPP	Term Loan	1.0%	5/13/2022	8.1	8.1	8.1	—%
OrtenB Software	519 Lori Drive, Benicia, CA 94510	PPP	Term Loan	1.0%	5/13/2022	0.8	0.8	0.8	—%
Z Valet, Inc.	4221 Wilshire blvd, Ste 170-11, Los Angeles, CA 90010	PPP	Term Loan	1.0%	5/13/2022	33.9	33.9	33.9	0.01%
Quality Pool Management	161 Rombout Rd, Poughkeepsie, NY 12603	PPP	Term Loan	1.0%	5/13/2022	6.4	6.4	6.4	—%
Weisner Steel Products	77 Moraga Way, Ste F, Orinda, CA 94563	PPP	Term Loan	1.0%	5/13/2022	24.2	24.2	24.2	0.01%
Myrna Casta	1801 Century Park E, Ste 1100, Los Angeles, CA 90067	PPP	Term Loan	1.0%	5/13/2022	1.8	1.8	1.8	—%
Fairview Ford Sales, Inc.	292 N G St, San Bernardino, CA 92410	PPP	Term Loan	1.0%	5/13/2022	143.9	143.9	143.9	0.04%
Deep Ellum Art Co.	3200 Commerce St, Dallas, TX 75226	PPP	Term Loan	1.0%	5/14/2022	8.0	8.0	8.0	—%
Stress Analysis Services, Inc.	3920 Ira Rd, Akron, OH 44333	PPP	Term Loan	1.0%	5/14/2022	19.0	19.0	19.0	0.01%
Sun Cloud Holdings LLC	65 Hemlock Ln, Highland Park, IL 60035	PPP	Term Loan	1.0%	5/14/2022	0.8	0.8	0.8	—%
Retrotope, Inc.	4300 El Camino Real, Ste 201, Los Altos, CA 94022	PPP	Term Loan	1.0%	5/14/2022	28.3	28.3	28.3	0.01%
Mastermind Alliance Wealth Solutions Inc.	5271 Arnica Way, Santa Rosa, CA 95403	PPP	Term Loan	1.0%	5/14/2022	0.1	0.1	0.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Ashford AFH	15527 Burke Ave N, Shoreline, WA 98133	PPP	Term Loan	1.0%	5/14/2022	17.3	17.3	17.3	0.01%
Meredith Ward Fine Art, Inc.	44 East 74th St., Ste G, New York, NY 10021	PPP	Term Loan	1.0%	5/14/2022	3.2	3.2	3.2	—%
Tuckahoe Animal Hospital PLLC	20 Depot Square, Tuckahoe, NY 10707	PPP	Term Loan	1.0%	5/14/2022	14.0	14.0	14.0	—%
Melbourne United Laser Vision	1478 Highland Ave, Ste A, Melbourne, FL 32935	PPP	Term Loan	1.0%	5/14/2022	7.6	7.6	7.6	—%
Martin Medical Group	4422 N 75th St, Unit 4012, Scottsdale, AZ 85251	PPP	Term Loan	1.0%	5/14/2022	1.7	1.7	1.7	—%
Dalva Bros Inc.	53 E 77th St, New York, NY 10075	PPP	Term Loan	1.0%	5/14/2022	8.5	8.5	8.5	—%
D. R. Horne & Company	117 Mercer St, Princeton, NJ 8540	PPP	Term Loan	1.0%	5/14/2022	4.1	4.1	4.1	—%
Uniglobal Pension Planning, Inc.	4114 Legato Rd, Ste 300, Fairfax, VA 22033	PPP	Term Loan	1.0%	5/15/2022	14.4	14.4	14.4	—%
Dominic Orfitelli, LLC	7101 Elizabeth Dr, McLean, VA 22101	PPP	Term Loan	1.0%	5/15/2022	3.1	3.1	3.1	—%
James Hundshamer CPA	223 S Glendora Ave, Glendora, CA 91741	PPP	Term Loan	1.0%	5/15/2022	7.0	7.0	7.0	—%
Grossman LLP	745 5th Ave, Ste 500, New York, NY 10151	PPP	Term Loan	1.0%	5/15/2022	7.1	7.1	7.1	—%
Temecula Hot Yoga, LLC DBA Hot Yoga Healthy You	31773 Temecula Pkwy, Temecula, CA 92592	PPP	Term Loan	1.0%	5/15/2022	1.7	1.7	1.7	—%
Alpine Metal Products, Inc.	2000 St John St, Easton, PA 18042	PPP	Term Loan	1.0%	5/15/2022	25.0	25.0	25.0	0.01%
Ranco Construction LLC	2 Coleman Ct, Southampton, NJ 8088	PPP	Term Loan	1.0%	5/15/2022	52.9	52.9	52.9	0.02%
Rumi K. Lakha D.O., Inc.	7136 Pacific Blvd, Ste 225, Huntington Park, CA 90255	PPP	Term Loan	1.0%	5/15/2022	21.7	21.7	21.7	0.01%
Chatham Pathology and Associates	5353 Reynolds St, Savannah, GA 31405	PPP	Term Loan	1.0%	5/15/2022	16.8	16.8	16.8	—%
Kevin C. McWilliams	225 W 35th St 14th Floor, New York, NY 10001	PPP	Term Loan	1.0%	5/15/2022	3.0	3.0	3.0	—%
Timothy G Greco, MD A Prof Corp	1260 Crestview Drive, Fullerton, CA 92833	PPP	Term Loan	1.0%	5/15/2022	3.4	3.4	3.4	—%
F T Brooks Inc.	1206 Powhatan St, Alexandria, VA 22314	PPP	Term Loan	1.0%	5/15/2022	2.1	2.1	2.1	—%
3 Options Consulting	2215 Palmer Pl, Tustin, CA 92782	PPP	Term Loan	1.0%	5/15/2022	4.9	4.9	4.9	—%
Marti E. Peck PhD	3990 Old Town Ave, Ste B100, San Diego, CA 92110	PPP	Term Loan	1.0%	5/15/2022	2.3	2.3	2.3	—%
Brookhollow Management Company	151 Kalmus Drive, F-1, Costa Mesa, CA 92626	PPP	Term Loan	1.0%	5/15/2022	30.6	30.6	30.6	0.01%
Mayer Fayes	18800 NE 29th Ave., Apt 114, Aventura, FL 33180	PPP	Term Loan	1.0%	5/15/2022	0.6	0.6	0.6	—%
Richard C. Watts, Inc.	1602 E 4th St, Santa Ana, CA 92701	PPP	Term Loan	1.0%	5/18/2022	6.1	6.1	6.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Paradise Shutters Inc	4353 Canton CT, Gulf Breeze, FL 32563	PPP	Term Loan	1.0%	5/18/2022	2.4	2.4	2.4	—%
M&A Services	320 East 53rd St, New York, NY 10022	PPP	Term Loan	1.0%	5/18/2022	12.6	12.6	12.6	—%
BEACHES JET SET PETS INC	949 12th Ave South, Jacksonville Beach, FL 32250	PPP	Term Loan	1.0%	5/18/2022	9.5	9.5	9.5	—%
Hotel Cheval, LLC	1021 Pine St, Paso Robles, CA 93446	PPP	Term Loan	1.0%	5/18/2022	17.5	17.5	17.5	0.01%
Kohcoon LLC	4060 Woodridge Rd, Miami, FL 33133	PPP	Term Loan	1.0%	5/18/2022	2.9	2.9	2.9	—%
Leader & Leader P.A.	633 S Andrews Ave, #201, Fort Lauderdale, FL 33301	PPP	Term Loan	1.0%	5/18/2022	2.3	2.3	2.3	—%
Michael J Scherb DMD PA	2143 South Us Hwy 1, Jupiter, FL 33477	PPP	Term Loan	1.0%	5/18/2022	14.2	14.2	14.2	—%
McGee Media LLC	156 Katonah Ave., Ste #202, Katonah, NY 10536	PPP	Term Loan	1.0%	5/18/2022	106.0	106.0	106.0	0.03%
te Neues Publishing Company LP	350 7th Ave, Ste 301, New York, NY 10001	PPP	Term Loan	1.0%	5/18/2022	12.1	12.1	12.1	—%
South City Construction	1111 Rancho Conejo Blvd, #205, Newbury Park, CA 91320	PPP	Term Loan	1.0%	5/18/2022	24.0	24.0	24.0	0.01%
Elixir Corporation	305 Shawnee North Drive, Ste 250, Suwanee, GA 30024	PPP	Term Loan	1.0%	5/18/2022	11.3	11.3	11.3	—%
Olivenhain Capital Partners	3521 Fortuna Ranch Rd, Encinitas, CA 92024	PPP	Term Loan	1.0%	5/18/2022	5.4	5.4	5.4	—%
Roselle-Stacy, Inc.	204 Sinclair Pl, Westfield, NJ 7090	PPP	Term Loan	1.0%	5/18/2022	1.3	1.3	1.3	—%
Lisa Stransky Real Estate LLC	10000 Falls Rd, Ste 300, Potomac, MD 20854	PPP	Term Loan	1.0%	5/18/2022	4.7	4.7	4.7	—%
JLR Realty Inc	119 Circle Dr, Manhasset, NY 11030	PPP	Term Loan	1.0%	5/18/2022	3.1	3.1	3.1	—%
Aldene Industrial Park	204 Sinclair Pl, Westfield, NJ 7090	PPP	Term Loan	1.0%	5/18/2022	2.2	2.2	2.2	—%
Yu-Song Yen DDS	5222 Balboa Ave, Ste 71, San Diego, CA 92117	PPP	Term Loan	1.0%	5/18/2022	3.3	3.3	3.3	—%
Wheelhouse Life Science Advisors	927 Regalo Way, San Ramon, CA 94583	PPP	Term Loan	1.0%	5/18/2022	11.6	11.6	11.6	—%
Keldon Paper Company	5960 Boxford Ave, Commerce, CA 90040	PPP	Term Loan	1.0%	5/19/2022	11.9	11.9	11.9	—%
Mark E Goldberg, esq.	130 North Main St, Port Chester, NY 10573	PPP	Term Loan	1.0%	5/19/2022	2.1	2.1	2.1	—%
John Woody Inc.	754 Harrison St, Jacksonville, FL 32220	PPP	Term Loan	1.0%	5/19/2022	27.6	27.6	27.6	0.01%
Chophouse 13	11362 San Jose Blvd, Ste 1, Jacksonville, FL 32223	PPP	Term Loan	1.0%	5/19/2022	20.4	20.4	20.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Shorstein & Shorstein PA	8265 Bayberry Rd, Jacksonville, FL 32256	PPP	Term Loan	1.0%	5/19/2022	42.3	42.3	42.3	0.01%
Doctors Medical Center of Walton County, PA	21 W Main Ave, Defuniak Springs, FL 32435	PPP	Term Loan	1.0%	5/19/2022	21.9	21.9	21.9	0.01%
Stephen Wang & Associates	950 3rd Ave, New York, NY 10022	PPP	Term Loan	1.0%	5/19/2022	12.5	12.5	12.5	—%
Mecca Resources Inc	3033 Riviera Dr, Ste 101, Naples, FL 34103	PPP	Term Loan	1.0%	5/19/2022	6.3	6.3	6.3	—%
Susan Surell	26 Diamond Crest Ct, Baltimore, MD 21209	PPP	Term Loan	1.0%	5/19/2022	1.0	1.0	1.0	—%
SHAWN KASSMAN ESQ., P.C.	110 Carleton Ave, Central Islip, NY 11722	PPP	Term Loan	1.0%	5/19/2022	1.8	1.8	1.8	—%
Sybil Hill	1479 Mossy Branch Way, Mt Pleasant, SC 29464	PPP	Term Loan	1.0%	5/19/2022	0.8	0.8	0.8	—%
Felica Zwebner Design LLC	115 W 29th St, New York, NY 10001	PPP	Term Loan	1.0%	5/19/2022	0.8	0.8	0.8	—%
Robert Giarrusso	9 Sabine Lane, Hardyston, NJ 7416	PPP	Term Loan	1.0%	5/19/2022	0.6	0.6	0.6	—%
Susan Iannelli	26 Court St, Ste 1805, Brooklyn, NY 11242	PPP	Term Loan	1.0%	5/19/2022	1.0	1.0	1.0	—%
Sharrets, Paley, Carter & Blauvelt, PC	75 BRd St, New York, NY 10004	PPP	Term Loan	1.0%	5/19/2022	13.8	13.8	13.8	—%
CCG Advisors	817 W Peachtree St, Ste 205, Atlanta, GA 30308	PPP	Term Loan	1.0%	5/19/2022	21.5	21.5	21.5	0.01%
The Croft Offshore, LLC	1030 Bayside Ln, Weston, FL 33326	PPP	Term Loan	1.0%	5/19/2022	1.3	1.3	1.3	—%
ABRAHAM J DANIEL	18851 NE 29th Ave, #700, Aventura, FL 33180	PPP	Term Loan	1.0%	5/19/2022	2.1	2.1	2.1	—%
Sodales Partners LLC	11 Random Farms Circle, Chappaqua, NY 10514	PPP	Term Loan	1.0%	5/19/2022	1.5	1.5	1.5	—%
Mark Allen & Company, LLC	450 W 17th St, Unit 738, New York, NY 10011	PPP	Term Loan	1.0%	5/19/2022	2.2	2.2	2.2	—%
Susan Giarrusso	9 Sabine Ln, Franklin, NJ 7416	PPP	Term Loan	1.0%	5/19/2022	0.3	0.3	0.3	—%
SA Legends Lacrosse LLC	1011 Rancho Conejo Blvd, Newbury Park, CA 91320	PPP	Term Loan	1.0%	5/19/2022	10.1	10.1	10.1	—%
Laura Billon	1286 El Mercado Way,, Unit C, Oceanside, CA 92057	PPP	Term Loan	1.0%	5/19/2022	0.1	0.1	0.1	—%
Serge Loobkoff	215 S Santa Fe Ave, Ste 15, Los Angeles, CA 90012	PPP	Term Loan	1.0%	5/19/2022	0.2	0.2	0.2	—%
Florida Premier Cardiology LLC	11195 Jog Rd, Ste 6, Boynton Beach, FL 33437	PPP	Term Loan	1.0%	5/19/2022	8.0	8.0	8.0	—%
Specialty Coverage Insurance Agency (SPCIA)	1 Water St, 2nd Floor, Mystic, CT 6355	PPP	Term Loan	1.0%	5/20/2022	3.2	3.2	3.2	—%
Gregory A. Ebenfeld PA	11011 Sheridan St, Ste 113, Hollywood, FL 33026	PPP	Term Loan	1.0%	5/20/2022	2.2	2.2	2.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Caveonix	7777 Leesburg Pike, Ste 303 South, Falls Church, VA 22043	PPP	Term Loan	1.0%	5/20/2022	31.0	31.0	31.0	0.01%
Seamus Henchy and Associates	145 Hudson St, New York, NY 10013	PPP	Term Loan	1.0%	5/20/2022	10.0	10.0	10.0	—%
Drink Here LLC	6410 S DURANGO DR, Ste 100, Las Vegas, NV 89113	PPP	Term Loan	1.0%	5/20/2022	4.6	4.6	4.6	—%
Sunren International, LLC	1141 Orange Ave, Monrovia, CA 91016	PPP	Term Loan	1.0%	5/20/2022	4.2	4.2	4.2	—%
Melanie L Kemmerer, DMD, PLLC	110 SW Suwannee Ave, Branford, FL 32008	PPP	Term Loan	1.0%	5/20/2022	2.9	2.9	2.9	—%
Sierra Music Publications, Inc.	2711 N Idaho Rd, Liberty Lake, WA 99019	PPP	Term Loan	1.0%	5/20/2022	1.6	1.6	1.6	—%
AllianceRad LLC	425 N Ocean Blvd, Unit 4, Boca Raton, FL 33432	PPP	Term Loan	1.0%	5/20/2022	2.1	2.1	2.1	—%
Testicular Cancer Commons	5415 SW 149th Ave, Beaverton, OR 97007	PPP	Term Loan	1.0%	5/20/2022	1.0	1.0	1.0	—%
Krista Saloom	7210 Corporate Ct, Frederick, MD 21703	PPP	Term Loan	1.0%	5/20/2022	1.3	1.3	1.3	—%
GARDEN LTC LLC	10 EVANS DRIVE, BROOKVILLE, NY 11545	PPP	Term Loan	1.0%	5/20/2022	1.3	1.3	1.3	—%
DIXIE CONTRACT CARPET INC	7523 PHILIPS Hwy, Jacksonville, FL 32256	PPP	Term Loan	1.0%	5/20/2022	42.9	42.9	42.9	0.01%
KKAP Reseda Laundry LLC	18300 Vanowen St, Unit #5, Reseda, CA 91335	PPP	Term Loan	1.0%	5/20/2022	0.4	0.4	0.4	—%
RTP Corp.	2832 Center Port Cir, Pompano Beach, FL 33064	PPP	Term Loan	1.0%	5/20/2022	39.2	39.2	39.2	0.01%
KKAP Van Nuys Laundry, LLC	16105 Victory Blvd, Unit 9I, Van Nuys, CA 91406	PPP	Term Loan	1.0%	5/20/2022	0.8	0.8	0.8	—%
Brandy Cox, Inc	11818 Cupworth Ct, Huntersville, NC 28078	PPP	Term Loan	1.0%	5/20/2022	0.8	0.8	0.8	—%
Steven R Wynn Othidonics	1901 Westcliff Drive, Ste #1, Newport Beach, CA 92660	PPP	Term Loan	1.0%	5/20/2022	2.5	2.5	2.5	—%
Mark E Haddad MD Inc	PO Box 791507, Paia, HI 96779	PPP	Term Loan	1.0%	5/20/2022	1.5	1.5	1.5	—%
The Duncraggen Realty Corp	708 W 192nd St, Ste 1K, New York, NY 10040	PPP	Term Loan	1.0%	5/20/2022	0.8	0.8	0.8	—%
Direct Resources Group	1520 4th Ave, Ste 500, Seattle, WA 98101	PPP	Term Loan	1.0%	5/21/2022	31.3	31.3	31.3	0.01%
Patricia Margolin	551 Spring Valley Rd, Paramus, NJ 7652	PPP	Term Loan	1.0%	5/21/2022	0.9	0.9	0.9	—%
Herion Productions LLC	95 Thomas Rd, Valatie, NY 12184	PPP	Term Loan	1.0%	5/21/2022	1.2	1.2	1.2	—%
Fernando Suarez Physical Therapy, PLLC	72-15 Grand Ave, Maspeth, NY 11378	PPP	Term Loan	1.0%	5/21/2022	3.7	3.7	3.7	—%
Gwendolyn Luce	4065 Laguna Way, Palo Alto, CA 94306	PPP	Term Loan	1.0%	5/21/2022	0.8	0.8	0.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Hamilton Technology Services	14115 West 59th Place, Arvada, CO 80004	PPP	Term Loan	1.0%	5/21/2022	15.3	15.3	15.3	—%
Routable AI Inc	32 Chester St, Apt 7, Somerville, MA 2144	PPP	Term Loan	1.0%	5/21/2022	3.2	3.2	3.2	—%
Michelle Euler	1709 Forest Bend Lane, Keller, TX 76248	PPP	Term Loan	1.0%	5/21/2022	1.2	1.2	1.2	—%
Lisa R. Drake PC	3325 Piedmont Rd NE, Unit 3002, Atlanta, GA 30305	PPP	Term Loan	1.0%	5/21/2022	2.3	2.3	2.3	—%
KKAP ELA Laundry, LLC	3845 East 3rd St, Los Angeles, CA 90063	PPP	Term Loan	1.0%	5/21/2022	1.8	1.8	1.8	—%
North Carolina Baptist Foundation, Inc.	201 Convention Drive, Cary, NC 27511	PPP	Term Loan	1.0%	5/21/2022	27.6	27.6	27.6	0.01%
Taylor SF Inc	333 Bush St, Ste 3705, San Francisco, CA 94104	PPP	Term Loan	1.0%	5/21/2022	1.3	1.3	1.3	—%
Carrie Risatti	307 Montana Ave, #201, Santa Monica, CA 90403	PPP	Term Loan	1.0%	5/21/2022	1.7	1.7	1.7	—%
Todd Goodman Productions LLC DBA LA Light Photography	1112 Montana Ave, #381, Santa Monica, CA 90403	PPP	Term Loan	1.0%	5/21/2022	1.8	1.8	1.8	—%
INNERCONX	641 Ranch Rd, Weston, FL 33326	PPP	Term Loan	1.0%	5/21/2022	7.7	7.7	7.7	—%
Ultracare of Manhattan Ltd	800 Second Ave, Ste 905, New York, NY 10017	PPP	Term Loan	1.0%	5/21/2022	90.0	90.0	90.0	0.03%
Frank Betz Associates, Inc.	12045 Hwy 92, Woodstock, GA 30188	PPP	Term Loan	1.0%	5/21/2022	20.9	20.9	20.9	0.01%
Lemon Tree Entertainment, LLC	130 E 94th ST, 9D, New York, NY 10128	PPP	Term Loan	1.0%	5/21/2022	1.9	1.9	1.9	—%
Hoops 4 Health	875 Heather Ln, Winnetka, IL 60093	PPP	Term Loan	1.0%	5/21/2022	3.4	3.4	3.4	—%
Psychiatry Associates PC	1736 Oxmoor Rd, Ste 103, Birmingham, AL 35209	PPP	Term Loan	1.0%	5/21/2022	5.0	5.0	5.0	—%
YourHQ	1592 Union St, #505, San Francisco, CA 94123	PPP	Term Loan	1.0%	5/22/2022	1.4	1.4	1.4	—%
EAM Partners L.P.	3131 Maple Ave, Ste 13B, Dallas, TX 75201	PPP	Term Loan	1.0%	5/22/2022	3.2	3.2	3.2	—%
S & L Paper Corporation	3500 Hampton Rd, Oceanside, NY 11572	PPP	Term Loan	1.0%	5/22/2022	12.9	12.9	12.9	—%
Javalin Group LLC	9735 Rod Rd, Johns Creek, GA 30022	PPP	Term Loan	1.0%	5/22/2022	1.3	1.3	1.3	—%
A & L Films, Inc.	16105 Meadowcrest Rd, Sherman Oaks, CA 91403	PPP	Term Loan	1.0%	5/22/2022	2.3	2.3	2.3	—%
Inner Pieces	171 Vidal Blvd, Decatur, GA 30030	PPP	Term Loan	1.0%	5/22/2022	0.4	0.4	0.4	—%
Maselan & Jones, P.C.	One International Place, 8th Floor, Boston, MA 2110	PPP	Term Loan	1.0%	5/22/2022	9.4	9.4	9.4	—%
Utility Consulting Group LLC	23679 Calabasas Rd, #263, Calabasas, CA 91302	PPP	Term Loan	1.0%	5/22/2022	53.0	53.0	53.0	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Platinum Marketing	120 Windermere Drive, Blue Bell, PA 19422	PPP	Term Loan	1.0%	5/22/2022	3.6	3.6	3.6	—%
Fybr LLC	640 Cepi Dr, Ste C, Chesterfield, MO 63005	PPP	Term Loan	1.0%	5/22/2022	27.3	27.3	27.3	0.01%
Schlemmer Farms LLC	6167 State Line Rd., Convoy, oh 45832	PPP	Term Loan	1.0%	5/22/2022	3.0	3.0	3.0	—%
Black Hawk Inc	PO BOX 476, BRISTOL, IN 46507	PPP	Term Loan	1.0%	5/22/2022	14.4	14.4	14.4	—%
Steeplechase Amusement Inc	11540 Clover Ave, Los Angeles, CA 90066	PPP	Term Loan	1.0%	5/22/2022	4.2	4.2	4.2	—%
Four Paws Animal Hospital PC	199 Broadway, Amityville, NY 11701	PPP	Term Loan	1.0%	5/22/2022	4.4	4.4	4.4	—%
L Corp	2190 Talmadge St, Los Angeles, CA 90027	PPP	Term Loan	1.0%	5/22/2022	3.3	3.3	3.3	—%
JK Belz & Associates Inc	10580 N McCarran Blvd, #115-222, Reno, NV 89503	PPP	Term Loan	1.0%	5/22/2022	4.8	4.8	4.8	—%
South Florida Imaging Consultants LLC	10754 Versailles Blvd, Wellington, FL 33449	PPP	Term Loan	1.0%	5/22/2022	4.4	4.4	4.4	—%
Stoker Construction Inc	56471 29 PALMS Hwy, YUCCA VALLEY, CA 92284	PPP	Term Loan	1.0%	5/22/2022	14.5	14.5	14.5	—%
JB Press LLC	82 Flamingo Rd, Roslyn, NY 11576	PPP	Term Loan	1.0%	5/22/2022	1.4	1.4	1.4	—%
BanzaiFly Inc	3861 Reklaw Drive, Studio City, CA 91604	PPP	Term Loan	1.0%	5/22/2022	2.0	2.0	2.0	—%
Anders Environmental LLC	1315 Hartford Dr, Boulder, CO 80305	PPP	Term Loan	1.0%	5/22/2022	4.0	4.0	4.0	—%
P3s Corp	21526 Privada Avila, San Antonio, TX 78257	PPP	Term Loan	1.0%	5/22/2022	60.8	60.8	60.8	0.02%
Youth Tennis San Diego Foundation	4490 W Point Loma Blvd, San Diego, CA 92107	PPP	Term Loan	1.0%	5/22/2022	0.7	0.7	0.7	—%
Jewish Community Foundation of the West	2130 21st St, Sacramento, CA 95818	PPP	Term Loan	1.0%	5/22/2022	1.2	1.2	1.2	—%
Cinema Vehicles	12580 Saticoy St, North Hollywood, CA 91605	PPP	Term Loan	1.0%	5/22/2022	59.0	59.0	59.0	0.02%
Provino's Italian Restaurant, Inc.	14485 Hopewell Rd, Alpharetta, GA 30004	PPP	Term Loan	1.0%	5/26/2022	25.8	25.8	25.8	0.01%
Bethany L. LaFlam	9 Acacia Tree Ln, Irvine, CA 92612	PPP	Term Loan	1.0%	5/26/2022	1.7	1.7	1.7	—%
Easy Content Media LLC	706 Van Nest Drive, Martinsville, NJ 8836	PPP	Term Loan	1.0%	5/26/2022	5.8	5.8	5.8	—%
Bar-Z Anderson LTD Co	1408 Wathen Ave, Austin, TX 78703	PPP	Term Loan	1.0%	5/26/2022	5.0	5.0	5.0	—%
The Desai Foundation	209 Burlington Rd, Ste 217, Bedford, MA 1730	PPP	Term Loan	1.0%	5/26/2022	5.3	5.3	5.3	—%
JM Robson LPCCS	4807 Rockside Rd, Ste 300, Independence, OH 44131	PPP	Term Loan	1.0%	5/26/2022	0.8	0.8	0.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Improving Communications	105 Haven Ave, Port Washington, NY 11050	PPP	Term Loan	1.0%	5/26/2022	2.1	2.1	2.1	—%
Kenneth R. Hughes	3620 Mt Diablo Blvd, Ste 203, Lafayette, CA 94549	PPP	Term Loan	1.0%	5/26/2022	2.1	2.1	2.1	—%
Drosihn Construction, Inc.	749 Atherton Ave, Novato, CA 94945	PPP	Term Loan	1.0%	5/26/2022	2.6	2.6	2.6	—%
163rd Avenue Investors, LLC	1435 163rd Ave, San Leandro, CA 94578	PPP	Term Loan	1.0%	5/26/2022	2.9	2.9	2.9	—%
2875 Sedgwick Owners Corp	708 W 192nd St, Ste 1K, New York, NY 10040	PPP	Term Loan	1.0%	5/26/2022	1.3	1.3	1.3	—%
KN Artist Management, LLC	3924 Poppyseed Place, Calabasas, CA 91302	PPP	Term Loan	1.0%	5/26/2022	2.1	2.1	2.1	—%
Hunstiger Inc	9120 Rock Pond Way, Colorado Springs, CO 80924	PPP	Term Loan	1.0%	5/26/2022	3.3	3.3	3.3	—%
Larry Lawrence Realty, Inc.	PO Box 2365, Olympic Valley, CA 96146	PPP	Term Loan	1.0%	5/26/2022	4.7	4.7	4.7	—%
Quickway Metal Fabricators	9 Murran Rd, P.O. Box 1378, Monticello, NY 12701	PPP	Term Loan	1.0%	5/26/2022	5.9	5.9	5.9	—%
DANGOLD, INC.	138-43 78th Rd, Flushing, NY 11367	PPP	Term Loan	1.0%	5/26/2022	1.0	1.0	1.0	—%
TK Food Concepts LLC	107 North 3rd St, Ste 3D, Brooklyn, NY 11249	PPP	Term Loan	1.0%	5/26/2022	15.4	15.4	15.4	—%
Jennifer Leigh Cobb	303 Port Royal Way, Pensacola, FL 32502	PPP	Term Loan	1.0%	5/26/2022	0.2	0.2	0.2	—%
44678 Valley Center LLC	1417 Antigua Way, Newport Beach, CA 92660	PPP	Term Loan	1.0%	5/26/2022	3.0	3.0	3.0	—%
Jennie Kwon Designs	643 S Olive St, Los Angeles, CA 90014	PPP	Term Loan	1.0%	5/26/2022	5.4	5.4	5.4	—%
Pacific CCI, Inc	880 W 1st St, #520, Los Angeles, CA 90012	PPP	Term Loan	1.0%	5/27/2022	36.4	36.4	36.4	0.01%
Onchip Systems	1953 O'Toole Way, San Jose, CA 95131	PPP	Term Loan	1.0%	5/27/2022	12.8	12.8	12.8	—%
J Partners LLC	4885 Rebel Trail, Atlanta, GA 30327	PPP	Term Loan	1.0%	5/27/2022	2.1	2.1	2.1	—%
Craig Iwai	848 S Myrtle Ave, Monrovia, CA 91016	PPP	Term Loan	1.0%	5/27/2022	3.6	3.6	3.6	—%
Scalini's, Inc.	14485 Hopewell Rd, Alpharetta, GA 30004	PPP	Term Loan	1.0%	5/27/2022	17.7	17.7	17.7	0.01%
Phillip Thomas Inc	210 E 68th St, Ste 9G, New York, NY 10065	PPP	Term Loan	1.0%	5/27/2022	8.4	8.4	8.4	—%
X-Pest	100 N Hill Dr, #40, Brisbane, CA 94005	PPP	Term Loan	1.0%	5/27/2022	5.0	5.0	5.0	—%
Evalyn Mosser Bookkeeping and Consulting	2436 N Federal Hwy, Ste 474, Lighthouse Point, FL 33064	PPP	Term Loan	1.0%	5/27/2022	1.4	1.4	1.4	—%
Hauser Family Foundation	10617 Charleston Drive, Vero Beach, FL 32963	PPP	Term Loan	1.0%	5/27/2022	1.3	1.3	1.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Paige Management LLC	254 Corsair Ave, Lauderdale-By-The-Sea, FL 33308	PPP	Term Loan	1.0%	5/27/2022	1.1	1.1	1.1	—%
AC Diel	17 Eton Ct, South Barrington, IL 60010	PPP	Term Loan	1.0%	5/27/2022	1.0	1.0	1.0	—%
Robert Frantz MD, Inc	1730 San Ysidro Dr, Beverly Hills, CA 90210	PPP	Term Loan	1.0%	5/27/2022	2.1	2.1	2.1	—%
Sports Academy Integrated Sports Medicine, LLC	1011 Rancho Conejo Blvd, Newbury Park, CA 91320	PPP	Term Loan	1.0%	5/27/2022	31.4	31.4	31.4	0.01%
Jasmine Greenhow	4848 E Cactus Rd, Ste 505-473, Scottsdale, AZ 85254	PPP	Term Loan	1.0%	5/27/2022	0.7	0.7	0.7	—%
Butterfly Sunrise Corp	2261 Market St, #418, San Francisco, CA 94114	PPP	Term Loan	1.0%	5/27/2022	1.3	1.3	1.3	—%
Aqua Flies LLC	PO Box 2216, Sebastopol, CA 95473	PPP	Term Loan	1.0%	5/27/2022	1.0	1.0	1.0	—%
Bent Tail, Inc.	824 Brooks Ave, Venice, CA 90291	PPP	Term Loan	1.0%	5/27/2022	2.1	2.1	2.1	—%
Actors and Others for Animals	11523 Burbank Blvd, North Hollywood, CA 91601	PPP	Term Loan	1.0%	5/27/2022	5.6	5.6	5.6	—%
Cabrillo Capital Group, Inc.	15404 Highland Valley Rd, Escondido, CA 92025	PPP	Term Loan	1.0%	5/27/2022	4.2	4.2	4.2	—%
Julie Evans Realtor	4 Hopscotch Ln, Savannah, GA 31411	PPP	Term Loan	1.0%	5/27/2022	1.7	1.7	1.7	—%
PlayWorks Counseling, LLC	4420 NE St Johns Rd, Ste D, Vancouver, WA 98661	PPP	Term Loan	1.0%	5/27/2022	0.6	0.6	0.6	—%
AMAN PC	181 Westfield Ave, Clark, NJ 7066	PPP	Term Loan	1.0%	5/27/2022	9.9	9.9	9.9	—%
Joped, Inc.	1411 SE Indian St, Stuart, FL 34997	PPP	Term Loan	1.0%	5/27/2022	14.4	14.4	14.4	—%
Marguarite Clark Public Relations	2 New Chardon, Laguna Niguel, CA 92677	PPP	Term Loan	1.0%	5/27/2022	3.4	3.4	3.4	—%
Jenius Solutions	2772 Lansdowne Ln SE, Atlanta, GA 30339	PPP	Term Loan	1.0%	5/27/2022	1.0	1.0	1.0	—%
Frenchy's	1460 3rd St S, Jacksonville Beach, FL 32250	PPP	Term Loan	1.0%	5/28/2022	8.6	8.6	8.6	—%
Hoaka Property Company LLC	PO Box 670, Kailua Kona, HI 96745	PPP	Term Loan	1.0%	5/28/2022	40.0	40.0	40.0	0.01%
Fourth Church	1270 Silverado St, La Jolla, CA 92037	PPP	Term Loan	1.0%	5/28/2022	3.6	3.6	3.6	—%
Daniel I Richman, MD	429 E 75th St, 6th Floor, New York, NY 10021	PPP	Term Loan	1.0%	5/28/2022	16.8	16.8	16.8	—%
SANDLER SEARCH ASSOCIATES, LLC	132 E 35th St, Apt 5E, New York, NY 10016	PPP	Term Loan	1.0%	5/28/2022	8.7	8.7	8.7	—%
Yoga Connection of Pembroke Pines, Inc	12592 Pines Blvd, #103, Pembroke Pines, FL 33027	PPP	Term Loan	1.0%	5/28/2022	2.3	2.3	2.3	—%
Studio U+A, LLC	231 W 29th St, Ste 1402, New York, NY 10001	PPP	Term Loan	1.0%	5/28/2022	1.6	1.6	1.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Studio LBV	6562 San Vicente Blvd, Los Angeles, CA 90048	PPP	Term Loan	1.0%	5/28/2022	1.7	1.7	1.7	—%
Naissan O Wesley, MD, Inc - A Medical Corporation	9201 W Sunset Blvd, Ste 602, Los Angeles, CA 90069	PPP	Term Loan	1.0%	5/28/2022	12.3	12.3	12.3	—%
richard noren llc	2101 Waukegan Rd, Ste 110, Bannockburn, IL 60015	PPP	Term Loan	1.0%	5/28/2022	2.8	2.8	2.8	—%
Tinny Corporation	100 Bradley St, Middletown, CT 6457	PPP	Term Loan	1.0%	5/28/2022	50.2	50.2	50.2	0.01%
PPJ	2 Carsha Dr, Natick, MA 1760	PPP	Term Loan	1.0%	5/28/2022	33.6	33.6	33.6	0.01%
Dr. Tom Gallant DDS	8906 Colesville Rd, Silver Spring, MD 20910	PPP	Term Loan	1.0%	5/28/2022	1.0	1.0	1.0	—%
MLN Partners LLC	550 S Ocean Blvd, Boca Raton, FL 33432	PPP	Term Loan	1.0%	5/28/2022	4.2	4.2	4.2	—%
Tucker Investment Group, LLC	5010 Parkway Calabasas, Ste 105, Calabasas, CA 91302	PPP	Term Loan	1.0%	5/28/2022	3.4	3.4	3.4	—%
CHANCELLOR CONSULTING GROUP, INC	749 Atherton Ave, Novato, CA 94945	PPP	Term Loan	1.0%	5/28/2022	4.2	4.2	4.2	—%
Emeco	805 W Elm Ave, Hanover, PA 17331	PPP	Term Loan	1.0%	5/28/2022	50.7	50.7	50.7	0.01%
Sports Academy Venture Lab, Inc.	1011 Rancho Conejo Blvd, Newbury Park, CA 91320	PPP	Term Loan	1.0%	5/28/2022	11.2	11.2	11.2	—%
George Chien	12898 Woodmont Dr, Saratoga, CA 95070	PPP	Term Loan	1.0%	5/28/2022	2.6	2.6	2.6	—%
Law Office of Debrah B. Rosenthal, APC	120 Eucalyptus Ln, Costa Mesa, CA 92627	PPP	Term Loan	1.0%	5/28/2022	2.7	2.7	2.7	—%
Mamba and Mamacita Sports Foundation	1011 Rancho Conejo Blvd, Newbury Park, CA 91320	PPP	Term Loan	1.0%	5/28/2022	3.3	3.3	3.3	—%
TMCG Marketing Inc. dba The Marcom Group	1655 N Main St, #390, Walnut Creek, CA 94596	PPP	Term Loan	1.0%	5/28/2022	5.5	5.5	5.5	—%
TrueCustomerSuccess LLC	921 N Idaho St, San Mateo, CA 94401	PPP	Term Loan	1.0%	5/28/2022	0.7	0.7	0.7	—%
Tectonics Enterprises Inc	56471 29 PALMS Hwy, YUCCA VALLEY, CA 92284	PPP	Term Loan	1.0%	5/28/2022	7.5	7.5	7.5	—%
Julia Obadiah, PC	6370 SW Borland, Ste 200, Tualatin, OR 97062	PPP	Term Loan	1.0%	5/28/2022	3.1	3.1	3.1	—%
Jaron Presant, Inc.	752 Juanita Ave, Santa Barbara, CA 93109	PPP	Term Loan	1.0%	5/28/2022	2.0	2.0	2.0	—%
Pig Will Productions, Inc.	1957 N Bronson Ave, Los Angeles, CA 90068	PPP	Term Loan	1.0%	5/29/2022	1.3	1.3	1.3	—%
Construction Details, LLC	5412 Planting Field Lane, Flowery Branch, GA 30542	PPP	Term Loan	1.0%	5/29/2022	2.1	2.1	2.1	—%
Dawn Coleman-Hyman	2505 E 7 st, Long Beach, CA 90804	PPP	Term Loan	1.0%	5/29/2022	1.2	1.2	1.2	—%
Benjamin Leshin, M.D. P.C.	1267 Willis St, Redding, CA 96001	PPP	Term Loan	1.0%	5/29/2022	2.1	2.1	2.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Don Dietrich Inc.	240 Main St, Nyack, NY 10960	PPP	Term Loan	1.0%	5/29/2022	3.3	3.3	3.3	—%
Shalik, Morris & Company, LLC	80 Crossways Park Dr W, Woodbury, NY 11797	PPP	Term Loan	1.0%	5/29/2022	108.3	108.3	108.3	0.03%
Strategic Code Solutions LLC	182 Summer St, Box 355, Kingston, MA 2364	PPP	Term Loan	1.0%	5/29/2022	1.7	1.7	1.7	—%
Elizabeth W. Shull	2600 Wamath Drive, Charlotte, NC 28210	PPP	Term Loan	1.0%	5/29/2022	1.7	1.7	1.7	—%
MANHATTAN RETINA & EYE CONSULTANTS	67 E 78th St, Unit 1c, New York, NY 10075	PPP	Term Loan	1.0%	5/29/2022	2.8	2.8	2.8	—%
TPR Ent. LTD	644 Fayette Ave, Mamaroneck, NY 10543	PPP	Term Loan	1.0%	5/29/2022	6.0	6.0	6.0	—%
Michael E. Cindrich, Attorney At Law	225 Broadway, Ste 2100, San Diego, CA 92101	PPP	Term Loan	1.0%	5/29/2022	5.0	5.0	5.0	—%
HCMA Consultants, Inc.	1802 Harper Rd, Ste 102, Beckley, WV 25801	PPP	Term Loan	1.0%	5/29/2022	14.5	14.5	14.5	—%
Electric Sales Associates, Inc	2121 N Commerce Pkwy, Weston, FL 33326	PPP	Term Loan	1.0%	5/29/2022	20.0	20.0	20.0	0.01%
Derco Construction, Inc.	1771 Blount Rd, #509, Pompano Beach, FL 33069	PPP	Term Loan	1.0%	5/29/2022	5.3	5.3	5.3	—%
Brink Design LLC	1088 Longley Ave NW, Atlanta, GA 30318	PPP	Term Loan	1.0%	5/29/2022	2.9	2.9	2.9	—%
7D Surgical USA Inc.	2711 Centerville Rd, Ste 400, Wilmington, DE 19808	PPP	Term Loan	1.0%	5/29/2022	25.2	25.2	25.2	0.01%
BY BABBA Inc	6 St Johns Ln, New York, NY 10013	PPP	Term Loan	1.0%	5/29/2022	6.9	6.9	6.9	—%
Joseph W Robb DDS Inc A Dental Corp	56 Penny Lane, Ste A, Watsonville, CA 95076	PPP	Term Loan	1.0%	5/29/2022	9.5	9.5	9.5	—%
Stix,LLC	7805 NW Beacon Square Blvd, Ste 201, Boca Raton, FL 33487	PPP	Term Loan	1.0%	5/29/2022	3.3	3.3	3.3	—%
LB Eatery, LLC	1781 Village Ln N, Wantagh, NY 11793	PPP	Term Loan	1.0%	5/29/2022	3.9	3.9	3.9	—%
DRAWINGROOM LLC	73 Milland Dr, Mill Valley, CA 94941	PPP	Term Loan	1.0%	5/29/2022	2.1	2.1	2.1	—%
NOVA Fisheries, Inc.	2532 Yale Ave. E, Seattle, WA 98102	PPP	Term Loan	1.0%	5/29/2022	3.1	3.1	3.1	—%
POTOMAC GLEN DAY SCHOOL	9908 S Glen Rd, Potomac, MD 20854	PPP	Term Loan	1.0%	5/29/2022	13.9	13.9	13.9	—%
SLS Partners Inc	6844 Spyglass Ln, Rancho Santa Fe, CA 92067	PPP	Term Loan	1.0%	5/29/2022	2.7	2.7	2.7	—%
Steve Kupfer Consulting	290 6th Ave, Brooklyn, NY 11215	PPP	Term Loan	1.0%	5/29/2022	2.1	2.1	2.1	—%
Dreyfus Advisors, LLC	448 Springer Rd., Fairfield, CT 6824	PPP	Term Loan	1.0%	5/29/2022	2.1	2.1	2.1	—%
Hawk Management LLC	2305 W Horizon Ridge Pkwy, #2024, Henderson, NV 89052	PPP	Term Loan	1.0%	5/29/2022	18.9	18.9	18.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Lenat & Partners, Inc.	1633 Old Bayshore Hwy, Ste 220, Burlingame, CA 94010	PPP	Term Loan	1.0%	5/29/2022	1.5	1.5	1.5	—%
Knock Out Productions Inc.	21425 Dumetz Rd, Woodland Hills, CA 91364	PPP	Term Loan	1.0%	5/29/2022	2.3	2.3	2.3	—%
Southside Cleaning Service, Inc.	2969 Riverwood Terrace, Birmingham, AL 35242	PPP	Term Loan	1.0%	5/29/2022	0.6	0.6	0.6	—%
DELUCA MASONRY CONSTRUCTION LLC	4 Stone Cir, Norwood, MA 2062	PPP	Term Loan	1.0%	5/29/2022	3.4	3.4	3.4	—%
Atlanta Consulting Engineers, Inc.	500 Sun Valley Drive, Unit G2, Roswell, GA 30076	PPP	Term Loan	1.0%	5/29/2022	9.3	9.3	9.3	—%
Sirockman Management LLC	1600 Northside Dr NW, Ste 100, Atlanta, GA 30318	PPP	Term Loan	1.0%	5/29/2022	2.1	2.1	2.1	—%
Nicholas Thaler PHD	2950 S Bentley Ave, Unit 10, Los Angeles, CA 90064	PPP	Term Loan	1.0%	5/29/2022	2.2	2.2	2.2	—%
Atlas Compensation Partners , LLC.	2200 Anna Mae Drive, Coraopolis, PA 15108	PPP	Term Loan	1.0%	5/29/2022	1.0	1.0	1.0	—%
Scelsi & Associates LLC	76 E Euclid Ave, Haddonfield, NJ 8033	PPP	Term Loan	1.0%	5/29/2022	9.9	9.9	9.9	—%
Headhunter Inc	3380 SW 11th AVE, FT LAUDERDALE, FL 33315	PPP	Term Loan	1.0%	5/29/2022	78.2	78.2	78.2	0.02%
Hi Point, LLC	10798 LONESOME DOVE TRAIL, Waxahachie, TX 77808	PPP	Term Loan	1.0%	5/29/2022	2.8	2.8	2.8	—%
Construction Solutions and Services LLC	7698 Hoffy Cir, Lake Worth, FL 33467	PPP	Term Loan	1.0%	5/29/2022	1.1	1.1	1.1	—%
Curtis A Mellon, ReMax Anchor, MLS Detectives Group	3941 Tamiami Trail, Ste 3121, Punta Gorda, FL 33950	PPP	Term Loan	1.0%	5/29/2022	4.1	4.1	4.1	—%
Vicarious Music LLC	70 Berry St, Ste 2C, Brooklyn, NY 11249	PPP	Term Loan	1.0%	5/29/2022	0.6	0.6	0.6	—%
Raidah Hudson Dentistry	4374 S Laburnum Ave, Richmond, VA 23231	PPP	Term Loan	1.0%	5/29/2022	2.5	2.5	2.5	—%
Clifton Triplett	90 S Tranquil Path, Spring, TX 77380	PPP	Term Loan	1.0%	5/29/2022	3.7	3.7	3.7	—%
Benton Oil & Gas LLC	2700 Post Oak Blvd, #2700, Houston, TX 77056	PPP	Term Loan	1.0%	5/29/2022	0.6	0.6	0.6	—%
TLM Equities LLC	8 Saddle Ridge Rd, Old Westbury, NY 11568	PPP	Term Loan	1.0%	5/29/2022	2.0	2.0	2.0	—%
Xtreme Acro and Cheer Inc.	14702 Southlawn Ln, Rockville, MD 20850	PPP	Term Loan	1.0%	5/29/2022	5.0	5.0	5.0	—%
Jeffrey Bayer CPA, P.C.	240 Kent Ave, Brooklyn, NY 11249	PPP	Term Loan	1.0%	5/29/2022	2.2	2.2	2.2	—%
Josefa F Simkin	266 Green Valley Rd, Freedom, CA 95019	PPP	Term Loan	1.0%	5/29/2022	1.2	1.2	1.2	—%
Calgo Mfg Inc	9930 Research Drive, Ste 100, Irvine, CA 92618	PPP	Term Loan	1.0%	5/29/2022	2.0	2.0	2.0	—%
Haley Glazer Geriatric Care Management, LLC	40 Bradway Ave, Ewing Township, NJ 8618	PPP	Term Loan	1.0%	6/1/2022	3.3	3.3	3.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Snipers Lacrosse Inc	1024 W Heritage Club Cir, Delray Beach, FL 33483	PPP	Term Loan	1.0%	6/1/2022	2.6	2.6	2.6	—%
Makena Tech Solutions, Inc	232 N Lone Hill Ave, Glendora, CA 91741	PPP	Term Loan	1.0%	6/1/2022	3.9	3.9	3.9	—%
Michael A Friedman, MD	2675 N Decatur Rd, Decatur, GA 30033	PPP	Term Loan	1.0%	6/1/2022	1.7	1.7	1.7	—%
Kevin A. Swersey Wine Consultant, Inc.	612 Pondside Dr, White Plains, NY 10607	PPP	Term Loan	1.0%	6/1/2022	0.2	0.2	0.2	—%
Clozd	2801 N Thanksgiving Way, Ste 190, Lehi, UT 84043	PPP	Term Loan	1.0%	6/1/2022	10.6	10.6	10.6	—%
Triple Aught Foundation	24052 Watergap Rd, Hiko, NV 89017	PPP	Term Loan	1.0%	6/1/2022	6.7	6.7	6.7	—%
Bonsecours Productions Inc.	420 Riverside Drive, New York, NY 10025	PPP	Term Loan	1.0%	6/1/2022	1.2	1.2	1.2	—%
Tova1 Corp	21 S Hope Chapel Rd, Jackson Township, NJ 8527	PPP	Term Loan	1.0%	6/1/2022	8.4	8.4	8.4	—%
Exclusive 30A Rentals, LLC	20 Mark Twain lane, Inlet Beach, FL 32461	PPP	Term Loan	1.0%	6/1/2022	8.7	8.7	8.7	—%
Eric Fischl	3724 24th St, #113, Long Island City, NY 11101	PPP	Term Loan	1.0%	6/1/2022	1.9	1.9	1.9	—%
Senior Resouces Guide LLC	PO Box 6027, Denver, CO 80206	PPP	Term Loan	1.0%	6/1/2022	2.7	2.7	2.7	—%
Lori B. Birndorf, D.O., A Medical Corporation	12139 Riverside Drive, Valley Village, CA 91607	PPP	Term Loan	1.0%	6/1/2022	3.0	3.0	3.0	—%
James E. Schad	260 Hampton Farms Ct NE, Marietta, GA 30068	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
VCSC	11627 Versailles Lakes Ln, Houston, TX 77082	PPP	Term Loan	1.0%	6/1/2022	2.4	2.4	2.4	—%
MRV Associates	19 Fox Meadow Rd, Scarsdale, NY 10583	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
Welles & Montgomery LLC	770 Wildwood Rd NE, Atlanta, GA 30324	PPP	Term Loan	1.0%	6/1/2022	0.7	0.7	0.7	—%
Lubin & Meyer, PC	100 City Hall Plaza, Boston, MA 2108	PPP	Term Loan	1.0%	6/1/2022	63.0	63.0	63.0	0.02%
Broomstick Productions Inc	10866 Wilshire Blvd, 10th Floor, Los Angeles, CA 90024	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
LAUREL RACQUET AND HEALTH CLUB INC	204 Fort Meade Rd, Laurel, MD 20707	PPP	Term Loan	1.0%	6/1/2022	5.3	5.3	5.3	—%
Special Events Staffing	1015 N Lake Ave, Ste 205, Pasadena, CA 91104	PPP	Term Loan	1.0%	6/1/2022	54.6	54.6	54.6	0.02%
BOWIE RACQUET AND FITNESS CLUB, INC	100 White Marsh Park Dr, Bowie, MD 20715	PPP	Term Loan	1.0%	6/1/2022	28.1	28.1	28.1	0.01%
Tiny Transformations	222 N Henry St, Apt 2, Brooklyn, NY 11222	PPP	Term Loan	1.0%	6/1/2022	0.5	0.5	0.5	—%
JAM Marketing, Inc.	736 Broadway, 4th Floor, New York, NY 10003	PPP	Term Loan	1.0%	6/1/2022	1.1	1.1	1.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Schroeder Arts Consulting LLC	35 W 90th St, Ste 9F, New York, NY 10024	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
CATHY FRANKLIN	124 EAST 92ND St, NEW YORK, NY 10128	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
R.E. Hazard Contracting Company	401 B St, Ste 2400, San Diego, CA 92101	PPP	Term Loan	1.0%	6/1/2022	6.3	6.3	6.3	—%
Sterling Creek Energy LLC	308 N Colorado St, Ste 200, Midland, TX 79701	PPP	Term Loan	1.0%	6/1/2022	1.6	1.6	1.6	—%
J. B. GOOD RESOURCES, LLC	257 Abercorn Circle, Chapel Hill, NC 27516	PPP	Term Loan	1.0%	6/1/2022	1.1	1.1	1.1	—%
Bull City Sue	228 Pineview Rd, Durham, NC 27707	PPP	Term Loan	1.0%	6/1/2022	1.0	1.0	1.0	—%
Get Wired Tec, Inc.	2192 Lysander Ave, Simi Valley, CA 93065	PPP	Term Loan	1.0%	6/1/2022	4.0	4.0	4.0	—%
A&J Enterprises, Inc.	250 Columbine Unit 503, Denver, CO 80206	PPP	Term Loan	1.0%	6/1/2022	2.2	2.2	2.2	—%
Steven F. Stratton	200 E Randolph St, Chicago, IL 60601	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
Colgate McCallum Advisors Inc	5440 Harvest Hill Rd., #253, Dallas, TX 75230	PPP	Term Loan	1.0%	6/1/2022	14.6	14.6	14.6	—%
Hafner Research Associates LLC	12 Quarry Ridge Rd, Sandy Hook, CT 6482	PPP	Term Loan	1.0%	6/1/2022	1.8	1.8	1.8	—%
JD Digital Documentation	408 E. 4th St, Ste 301A, Bridgeport, PA 19405	PPP	Term Loan	1.0%	6/1/2022	3.6	3.6	3.6	—%
Richard A Stevenson DDS	6851 Belfort Oaks Pl, Jacksonville, FL 32216	PPP	Term Loan	1.0%	6/1/2022	4.2	4.2	4.2	—%
Eco Tekk	21136 N Andover Rd, Kildeer, IL 60047	PPP	Term Loan	1.0%	6/1/2022	4.5	4.5	4.5	—%
Franz Weber, Inc.	PO Box 34000, Reno, NV 89533	PPP	Term Loan	1.0%	6/1/2022	2.2	2.2	2.2	—%
Bailey and Owens Construction	2649 Valleydale Rd, Birmingham, AL 35244	PPP	Term Loan	1.0%	6/1/2022	17.5	17.5	17.5	0.01%
Levin's Crosstown Supply Corp.	1347 Boston Rd, Bronx, NY 10456	PPP	Term Loan	1.0%	6/1/2022	6.5	6.5	6.5	—%
Egan-Wagner Corporation	2929 Two Paths Dr, Woodridge, IL 60517	PPP	Term Loan	1.0%	6/1/2022	4.4	4.4	4.4	—%
MW Engineering	2001 W Alameda Dr, Ste 201, Tempe, AZ 85282	PPP	Term Loan	1.0%	6/1/2022	6.6	6.6	6.6	—%
New Soho Gallery Inc., DBA Julie Saul Projects	1133 Broadway, Ste 733, New York, NY 10010	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
Judy DeCanio	171 E 77th St, New York, NY 10075	PPP	Term Loan	1.0%	6/1/2022	2.0	2.0	2.0	—%
Fedbiz Consulting Inc.	47522 Coldspring Pl, Sterling, VA 20165	PPP	Term Loan	1.0%	6/1/2022	4.3	4.3	4.3	—%
Quad Cities Autism Center Inc	2430 6th Ave, Moline, IL 61265	PPP	Term Loan	1.0%	6/1/2022	14.6	14.6	14.6	—%
The On The Line Company, Inc	101 Arch St, Ste 225, Boston, MA 2110	PPP	Term Loan	1.0%	6/1/2022	9.7	9.7	9.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

FVC Associates Exec.Dev.&Strategy, Inc.	97 Aldrich St, Boston, MA 2131	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
Barnhill Chiropractic Clinic	5270 Northwest 34th Blvd., Gainesville, FL 32605	PPP	Term Loan	1.0%	6/1/2022	3.3	3.3	3.3	—%
Guest Associates, Inc.	2707 Artie St SW, Bldg 300, Ste 2, Huntsville, AL 35805	PPP	Term Loan	1.0%	6/1/2022	3.8	3.8	3.8	—%
LG Networks Inc	8111 Lyndon B Johnson Fwy, Ste 700, Dallas, TX 75251	PPP	Term Loan	1.0%	6/1/2022	15.1	15.1	15.1	—%
Steve Solodoff	1523 Portola St, Davis, CA 95616	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
Orange Park Travel	3657 St Johns Ave, Jacksonville, FL 32205	PPP	Term Loan	1.0%	6/2/2022	6.3	6.3	6.3	—%
Alessandra Santopietro	88 Leonard St, Apt 517, New York, NY 10013	PPP	Term Loan	1.0%	6/2/2022	1.8	1.8	1.8	—%
Pacific Design Directions, Inc.	8171 E Kaiser Blvd, Anaheim, CA 92808	PPP	Term Loan	1.0%	6/2/2022	44.6	44.6	44.6	0.01%
Paul T.C. Liu MD Inc.	2233 Huntington Dr, San Marino, CA 91108	PPP	Term Loan	1.0%	6/2/2022	7.5	7.5	7.5	—%
JAB Executive Services	11277 Gravitation Dr, Las Vegas, NV 89135	PPP	Term Loan	1.0%	6/2/2022	2.1	2.1	2.1	—%
Glyphix Studio Inc.	6964 Shoup Ave, Canoga Park, CA 91307	PPP	Term Loan	1.0%	6/2/2022	4.9	4.9	4.9	—%
E & J Frankel Limited	612 Pondside Dr, White Plains, NY 10607	PPP	Term Loan	1.0%	6/2/2022	1.5	1.5	1.5	—%
Trapwire Inc.	1818 Library St, Reston, VA 20190	PPP	Term Loan	1.0%	6/2/2022	24.4	24.4	24.4	0.01%
Chitra Kumar MD	5311 John F. Kennedy Blvd, West New York, NJ 7093	PPP	Term Loan	1.0%	6/2/2022	2.9	2.9	2.9	—%
Robert M. Worman, P.A	1200 S Pine Island Rd, Ste 220, Plantation, FL 33324	PPP	Term Loan	1.0%	6/2/2022	1.2	1.2	1.2	—%
Innervision Technology Relocation Company	3780 Kilroy Airport Way, Ste 200-300, Long Beach, CA 90806	PPP	Term Loan	1.0%	6/2/2022	7.4	7.4	7.4	—%
Marilyn Ontell Management	14 W 17th St, Ste 5S, New York, NY 10011	PPP	Term Loan	1.0%	6/2/2022	0.3	0.3	0.3	—%
Residential Origination Capital Mortgage Corp.	5698 Pirrone Rd, Salida, CA 95368	PPP	Term Loan	1.0%	6/2/2022	4.5	4.5	4.5	—%
Jessica Weber Design Inc	305 7th Ave, New York, NY 10001	PPP	Term Loan	1.0%	6/2/2022	3.9	3.9	3.9	—%
TK Digital Corporation	107 North 3rd St, Ste 3D, Brooklyn, NY 11249	PPP	Term Loan	1.0%	6/2/2022	10.8	10.8	10.8	—%
Provino's of North Gwinnett, Inc.	14485 Hopewell Rd, Alpharetta, GA 30004	PPP	Term Loan	1.0%	6/2/2022	24.0	24.0	24.0	0.01%
General Glass	3646 23rd Ave S, #105, Lake Worth, FL 33461	PPP	Term Loan	1.0%	6/2/2022	13.3	13.3	13.3	—%
Zola Electric Labs, Inc.	555 De Haro St, San Francisco, CA 94107	PPP	Term Loan	1.0%	6/2/2022	50.0	50.0	50.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Elena Napolitano MD, LLC	58 Summit Ct, Westfield, NJ 7090	PPP	Term Loan	1.0%	6/2/2022	1.0	1.0	1.0	—%
T-Cubed Ventures, LLC	3317 P St NW, Washington, DC 20007	PPP	Term Loan	1.0%	6/2/2022	0.3	0.3	0.3	—%
St. Jude Emergency Medical Group Inc.	9930 Research Dr, Irvine, CA 92618	PPP	Term Loan	1.0%	6/2/2022	24.5	24.5	24.5	0.01%
Breiner Psychological Services LLC	5825 Glenridge Dr, Bldg 3, Ste 101C, Atlanta, GA 30328	PPP	Term Loan	1.0%	6/2/2022	1.2	1.2	1.2	—%
Spruce Street Tap	PO Box 1636, Asheville, NC 28802	PPP	Term Loan	1.0%	6/2/2022	68.5	68.5	68.5	0.02%
ICVM Group, INC.	PO Box 761, Mattituck, NY 11952	PPP	Term Loan	1.0%	6/2/2022	7.2	7.2	7.2	—%
Black Orchard Studios, LLC	521 Eayrestown Rd, Southampton, NJ 8088	PPP	Term Loan	1.0%	6/2/2022	1.0	1.0	1.0	—%
Prime Refrigerant Services, LLC	511 Gates Creek Rd, Bradenton, FL 34212	PPP	Term Loan	1.0%	6/2/2022	1.2	1.2	1.2	—%
Swiet411, Inc.	247 Maxwell St, Decatur, GA 30030	PPP	Term Loan	1.0%	6/2/2022	2.5	2.5	2.5	—%
Wavecrest Sales LLC	501 NE Wavecrest Way, Boca Raton, FL 33432	PPP	Term Loan	1.0%	6/2/2022	2.0	2.0	2.0	—%
Alarm Specialist Inc	333 Old Tarrytown Rd, White Plains, NY 10603	PPP	Term Loan	1.0%	6/2/2022	20.0	20.0	20.0	0.01%
CLG LLC	5108 Baroque Cir NE, Atlanta, GA 30342	PPP	Term Loan	1.0%	6/2/2022	2.1	2.1	2.1	—%
HIGGINS CONSTRUCTION LLC	1626 Dunkirk Ln N, Plymouth, MN 55447	PPP	Term Loan	1.0%	6/2/2022	4.2	4.2	4.2	—%
RBR Associates, LLC	11720 Dancliff Trce, Alpharetta, GA 30009	PPP	Term Loan	1.0%	6/2/2022	2.1	2.1	2.1	—%
Life Without Fear Chiropractic Clinic LLC	1925 Justice Drive, Ste 170, Lexington, KY 40509	PPP	Term Loan	1.0%	6/2/2022	2.5	2.5	2.5	—%
Joseph B. Krauss, DDS	3351 El Camino Real, Ste 235, Atherton, CA 94027	PPP	Term Loan	1.0%	6/2/2022	9.4	9.4	9.4	—%
Flynn Gallagher Associates LLC	1980 Festival Plaza Dr, Ste 770, Las Vegas, NV 89135	PPP	Term Loan	1.0%	6/2/2022	23.2	23.2	23.2	0.01%
FGR Automation, LLC	1800 Sunset Harbor, Unit 1202, Miami Beach, FL 33139	PPP	Term Loan	1.0%	6/3/2022	7.1	7.1	7.1	—%
Law Offices of Rajiv S Khanna PC	5225 N. Wilson Blvd, Arlington, VA 22205	PPP	Term Loan	1.0%	6/3/2022	31.3	31.3	31.3	0.01%
Travel Etcetera, Inc.	1107 S Fair Oaks Ave, Pasadena, CA 91105	PPP	Term Loan	1.0%	6/3/2022	0.6	0.6	0.6	—%
Samantha Hundshamer	8223 Leucite Ave, Rancho Cucamonga, CA 91730	PPP	Term Loan	1.0%	6/3/2022	0.8	0.8	0.8	—%
Porretta/Westenhagen Living Trust	6454 Van Nuys Blvd, Ste 150, Van Nuys, CA 91401	PPP	Term Loan	1.0%	6/3/2022	6.9	6.9	6.9	—%
Monument Management Systems LLC	2400 Sisson St, Baltimore, MD 21211	PPP	Term Loan	1.0%	6/3/2022	8.8	8.8	8.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Compass Management Services LLC	1711 Parklake Village Dr, Katy, TX 77450	PPP	Term Loan	1.0%	6/3/2022	1.1	1.1	1.1	—%
El Tigre Productions LLC	14 West 17th St, New York, NY 10011	PPP	Term Loan	1.0%	6/3/2022	1.8	1.8	1.8	—%
UVR Sculpture LLC	78 Ingraham St, Brooklyn, NY 11237	PPP	Term Loan	1.0%	6/3/2022	9.8	9.8	9.8	—%
Solomon Construction Consulting LLC	38 Turtle Cove Ln, Huntington, NY 11743	PPP	Term Loan	1.0%	6/3/2022	0.7	0.7	0.7	—%
Fisher Vista, Inc.	119 Marina Ave, Ste A, Aptos, CA 95003	PPP	Term Loan	1.0%	6/3/2022	3.3	3.3	3.3	—%
New York Construction Associates LLC	242 West 36th St, Ste 704, New York, NY 10018	PPP	Term Loan	1.0%	6/3/2022	9.8	9.8	9.8	—%
Ultimate Sports Medicine	3727 Buchanan St., Ste 203, San Francisco, CA 94123	PPP	Term Loan	1.0%	6/3/2022	2.1	2.1	2.1	—%
Princeton Van Service	92 north main St bldg 4, WINDSOR, NJ 8561	PPP	Term Loan	1.0%	6/3/2022	1.7	1.7	1.7	—%
Crescent Oil and Gas, LLC	4925 Greenville Ave, Ste 600, Dallas, TX 75206	PPP	Term Loan	1.0%	6/3/2022	2.1	2.1	2.1	—%
David H.C. King, M.D., Inc.	320 Dardanelli Ln, Ste 23B, Los Gatos, CA 95032	PPP	Term Loan	1.0%	6/3/2022	3.8	3.8	3.8	—%
Renuart Enterprises Inc. (REI)	16950 SW 90th Ave, Palmetto Bay, FL 33157	PPP	Term Loan	1.0%	6/3/2022	7.3	7.3	7.3	—%
Integrated risk management services, llc	225 West 34th St, Ste 905, New York, NY 10122	PPP	Term Loan	1.0%	6/3/2022	0.6	0.6	0.6	—%
Subterranean Hair	263 W 7th St, San Pedro, CA 90731	PPP	Term Loan	1.0%	6/3/2022	0.9	0.9	0.9	—%
Steven R Bateh, DMD, PA	1305 N Orange Ave, #116, Green Cove Springs, FL 32043	PPP	Term Loan	1.0%	6/3/2022	3.7	3.7	3.7	—%
Apache Behavioral Health Services, Inc.	249 W Ponderosa St, Whiteriver, AZ 85941	PPP	Term Loan	1.0%	6/3/2022	241.1	241.1	241.1	0.07%
Saecularia LLC	1552 N Cahuenga Blvd, Los Angeles, CA 90028	PPP	Term Loan	1.0%	6/3/2022	3.8	3.8	3.8	—%
Bennett Elia	3304 Cole Ave, Ste 171, Dallas, TX 75204	PPP	Term Loan	1.0%	6/3/2022	4.2	4.2	4.2	—%
HAssan Medical Pain Relief and Wellness Center. DBA: Hassan Spine and Sports Medicine	316 Tennent Rd, Ste 202A, Morganville, NJ 7751	PPP	Term Loan	1.0%	6/3/2022	1.5	1.5	1.5	—%
Mazco Ventures LLC	3410 Montrose Blvd, Houston, TX 77006	PPP	Term Loan	1.0%	6/3/2022	0.3	0.3	0.3	—%
Parenteau Guidance	132 E 35th St, Apt 3J, New York, NY 10016	PPP	Term Loan	1.0%	6/3/2022	0.9	0.9	0.9	—%
Paul Leitner MD	8540 S Sepulveda Blvd, Ste 910, Los Angeles, CA 90045	PPP	Term Loan	1.0%	6/3/2022	3.9	3.9	3.9	—%
Ryan Berman Advisory, LLC	161 Falcon Rd, Guilford, CT 6437	PPP	Term Loan	1.0%	6/3/2022	2.1	2.1	2.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Linda Lane PR & Marketing	280 Edgewood Drive, West Palm Beach, FL 33405	PPP	Term Loan	1.0%	6/3/2022	1.6	1.6	1.6	—%
Heath Tinsley	1595 Sailing Club Rd, Camden, SC 29020	PPP	Term Loan	1.0%	6/3/2022	0.4	0.4	0.4	—%
Innovative Waste Solutions LLC	10300 W Charleston Blvd, Ste 13-B4, Las Vegas, NV 89135	PPP	Term Loan	1.0%	6/3/2022	0.3	0.3	0.3	—%
over the moon	619 Valley Rd, Montclair, NJ 7043	PPP	Term Loan	1.0%	6/3/2022	3.4	3.4	3.4	—%
Fiber Connect LLC	12 Buckingham Lane, Monterey, MA 1245	PPP	Term Loan	1.0%	6/3/2022	4.7	4.7	4.7	—%
Dr. Stuart Schlisserman, MD	211 Quarry Rd, Ste 203 MC5993, Stanford, CA 94304	PPP	Term Loan	1.0%	6/3/2022	4.5	4.5	4.5	—%
Griffin Land Corp.	115 North St, Ste 40, Litchfield, CT 6759	PPP	Term Loan	1.0%	6/4/2022	2.1	2.1	2.1	—%
Mohlar Hurley Partners	608 Santa Monica Blvd, Santa Monica, CA 90401	PPP	Term Loan	1.0%	6/4/2022	1.8	1.8	1.8	—%
Avlis Partners LLC	900 Golf View Ct, Dacula, GA 30019	PPP	Term Loan	1.0%	6/4/2022	2.6	2.6	2.6	—%
G2 Computers LLC	1116 Taylorsville Rd, Washington Crossing, PA 18977	PPP	Term Loan	1.0%	6/4/2022	2.4	2.4	2.4	—%
Children's Dispensary & Hospital Association	812 E Lasalle Ave, South Bend, IN 46617	PPP	Term Loan	1.0%	6/4/2022	2.2	2.2	2.2	—%
Realign by Randee, Inc.	730 Crystal Ct, Weston, FL 33326	PPP	Term Loan	1.0%	6/4/2022	0.4	0.4	0.4	—%
Breckenridge Technologies, LLC	2333 San Ramon Valley Blvd, Ste 460, San Ramon, CA 94583	PPP	Term Loan	1.0%	6/4/2022	6.9	6.9	6.9	—%
Chris Soukas Furs LLC	1050 Point Seaside Dr, Crystal Beach, FL 34681	PPP	Term Loan	1.0%	6/4/2022	4.2	4.2	4.2	—%
BRAS NW INC	317 NW Gilman Blvd, Ste 44, Issaquah, WA 98027	PPP	Term Loan	1.0%	6/4/2022	1.1	1.1	1.1	—%
Metal Oxide Technologies LLC	8807 Emmott Rd, Ste 100, Houston, TX 77040	PPP	Term Loan	1.0%	6/4/2022	25.2	25.2	25.2	0.01%
Social Leadia	427 Country Ln, Louisville, KY 40207	PPP	Term Loan	1.0%	6/4/2022	0.6	0.6	0.6	—%
Prime Sales & Marketing, Inc.	3211 University Blvd SE, Ste A, Albuquerque, NM 87106	PPP	Term Loan	1.0%	6/4/2022	24.7	24.7	24.7	0.01%
Vreeke & Associates	845 E Easy St., Ste 101, Simi Valley, CA 93065	PPP	Term Loan	1.0%	6/4/2022	8.8	8.8	8.8	—%
THE MYOCARDITIS FOUNDATION	3518 Echo Mountain Dr, Kingwood, TX 77345	PPP	Term Loan	1.0%	6/4/2022	2.2	2.2	2.2	—%
Gerald A. Field d/b/a Gerald A. Field, Attorney at Law	11 Asylum St, Hartford, CT 6103	PPP	Term Loan	1.0%	6/4/2022	1.6	1.6	1.6	—%
Lisa Segmiller	17211 Bellhaven Walk Ct, Charllote, NC 28277	PPP	Term Loan	1.0%	6/4/2022	1.2	1.2	1.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

MAYATEX, INC.	5015 S IH 35, Georgetown, TX 78626	PPP	Term Loan	1.0%	6/4/2022	4.7	4.7	4.7	—%
Rock Bottom Productions	1125 E Broadway, #249, Glendale, CA 91205	PPP	Term Loan	1.0%	6/4/2022	1.4	1.4	1.4	—%
Franciscan Poor Clares	720 HENRY CLAY AVE, NEW ORLEANS, LA 70118	PPP	Term Loan	1.0%	6/4/2022	2.0	2.0	2.0	—%
SKYMINA LLC	3105 Cedar Rd, Yorktown Heights, NY 10598	PPP	Term Loan	1.0%	6/4/2022	2.1	2.1	2.1	—%
Guardian Consulting Services, Inc.	3333 New Hyde Park Rd, Ste 202, New Hyde Park, NY 11042	PPP	Term Loan	1.0%	6/4/2022	8.0	8.0	8.0	—%
Kitty and Vibe, Inc	126 13th St, 3rd Floor, Brooklyn, NY 11215	PPP	Term Loan	1.0%	6/4/2022	0.6	0.6	0.6	—%
Oncology and Hematology Associates of Central Jersey PA	2177 OAK TREE RD, Ste 104, Edison, NJ 8820	PPP	Term Loan	1.0%	6/4/2022	12.0	12.0	12.0	—%
Serlin Consulting LLC	1445 Gordon Terrace, Deerfield, IL 60015	PPP	Term Loan	1.0%	6/4/2022	2.1	2.1	2.1	—%
Amanda Thompson Design	4676 Dovefield Ln, Kannapolis, NC 28081	PPP	Term Loan	1.0%	6/4/2022	0.3	0.3	0.3	—%
Cartoon Collections, LLC	155 E 44th St, 29th Floor, New York, NY 10017	PPP	Term Loan	1.0%	6/4/2022	4.4	4.4	4.4	—%
Farrell Remodeling, Inc.	148 2nd St, Los Altos, CA 94022	PPP	Term Loan	1.0%	6/4/2022	15.4	15.4	15.4	—%
Aircel LLC	3033 Riviera Dr, Ste 101, Naples, FL 34103	PPP	Term Loan	1.0%	6/4/2022	35.0	35.0	35.0	0.01%
Make 3 Architecture	1075 Brady Ave NW, Atlanta, GA 30318	PPP	Term Loan	1.0%	6/4/2022	4.0	4.0	4.0	—%
Edgewater Services Co Ltd	225 Greenfield Pkwy, Ste 202, Liverpool, NY 13088	PPP	Term Loan	1.0%	6/4/2022	3.7	3.7	3.7	—%
Eva Davis	4403 Chase Ave, Bethesda, MD 20814	PPP	Term Loan	1.0%	6/4/2022	2.1	2.1	2.1	—%
Human Capital Management and Performance, LLC.	6506 Mebane Oaks Rd, Mebane, NC 27302	PPP	Term Loan	1.0%	6/4/2022	2.1	2.1	2.1	—%
Robert Spransy CPA	257 Abercorn Cir, Chapel Hill, NC 27516	PPP	Term Loan	1.0%	6/4/2022	1.5	1.5	1.5	—%
Unity Worldwide Ministries Eastern Region	800 Blanton Ave, Richmond, VA 23221	PPP	Term Loan	1.0%	6/4/2022	0.8	0.8	0.8	—%
Melanie S. Francis, LCSW	116 W 23rd St., 5th Floor, New York, NY 10011	PPP	Term Loan	1.0%	6/4/2022	1.6	1.6	1.6	—%
Fry Investment Company	4241 N Winfield Scott Plaza, #201, Scottsdale, AZ 85251	PPP	Term Loan	1.0%	6/4/2022	13.9	13.9	13.9	—%
RAZL LLC	45 Coldstream Cir, Lincolnshire, IL 60069	PPP	Term Loan	1.0%	6/4/2022	2.1	2.1	2.1	—%
New Experience	1029 N Peachtree Parkway 268, Peachtree City, GA 30269	PPP	Term Loan	1.0%	6/4/2022	6.9	6.9	6.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Enhanced Affordable Management Company, LLC	4221 Wilshire Blvd, Ste 260, Los Angeles, CA 90010	PPP	Term Loan	1.0%	6/4/2022	12.0	12.0	12.0	—%
Socorro Corp	900 Wilshire Blvd, Ste 2400, Los Angeles, CA 90017	PPP	Term Loan	1.0%	6/4/2022	2.1	2.1	2.1	—%
Amanda Lopez	23411 aliso viejo parkway, Aliso Viejo, CA 92656	PPP	Term Loan	1.0%	6/4/2022	0.5	0.5	0.5	—%
Brodeur Kazanjian Beauty & Fashion LLC dba Queen Beauty	1675 E Morten Ave, #4112, Phoenix, AZ 85020	PPP	Term Loan	1.0%	6/4/2022	5.9	5.9	5.9	—%
Charm City Cakes	2936 Remington Ave, Baltimore, MD 21211	PPP	Term Loan	1.0%	6/4/2022	5.5	5.5	5.5	—%
James Reinish & Associates, Inc.	25 E 73rd St, New York, NY 10021	PPP	Term Loan	1.0%	6/5/2022	3.4	3.4	3.4	—%
Moody Creek Farms LLC	31257 VIA MARIA ELENA, Bonsall, CA 92003	PPP	Term Loan	1.0%	6/5/2022	35.4	35.4	35.4	0.01%
YMCA of West San Gabriel Valley	401 East Corto St, Alhambra, CA 91801	PPP	Term Loan	1.0%	6/5/2022	15.7	15.7	15.7	—%
National Postdoctoral Association	15800 Crabbs Branch Way, Derwood, MD 20855	PPP	Term Loan	1.0%	6/5/2022	3.7	3.7	3.7	—%
Laura A. Brevetti	575 5th Ave, 14th Floor, New York, NY 10017	PPP	Term Loan	1.0%	6/5/2022	3.0	3.0	3.0	—%
Superius Securities Group Inc	94 Grand Ave, Englewood, NJ 7631	PPP	Term Loan	1.0%	6/5/2022	4.4	4.4	4.4	—%
CATWALK, LLC fka VITRINE LLC	4300 Stevens Creek Blvd, Ste 126, San Jose, CA 95129	PPP	Term Loan	1.0%	6/5/2022	0.6	0.6	0.6	—%
Michelle Frost Real Estate Sales	3113 Roswell Rd, Ste 101, Marietta, GA 30062	PPP	Term Loan	1.0%	6/5/2022	2.1	2.1	2.1	—%
Nezhat Medical Center P.C.	5555 Peachtree Dunwoody Rd, Ste #276, Atlanta, GA 30342	PPP	Term Loan	1.0%	6/5/2022	8.3	8.3	8.3	—%
MS-IR LLC	88 Morningside Ave, Ste 7A, New York, NY 10027	PPP	Term Loan	1.0%	6/5/2022	2.1	2.1	2.1	—%
Michael S. Blank Realty	1870 Baldwin Rd. - Unit 69, Yorktown Heights, NY 10598	PPP	Term Loan	1.0%	6/5/2022	1.3	1.3	1.3	—%
PDT LLC	2812 Rivers Edge Rd, Louisville, KY 40222	PPP	Term Loan	1.0%	6/5/2022	3.3	3.3	3.3	—%
Hrach Khudatyan MD, Inc	134 N Glendale Ave, Glendale, CA 91206	PPP	Term Loan	1.0%	6/5/2022	3.3	3.3	3.3	—%
Corona Jackson Refrigeration Service, Inc.	59-6 Central Ave, Farmingdale, NY 11735	PPP	Term Loan	1.0%	6/5/2022	2.8	2.8	2.8	—%
Hight Accounting Services LLC	3209 E Wood Valley Rd NW, Atlanta, GA 30327	PPP	Term Loan	1.0%	6/5/2022	0.5	0.5	0.5	—%
Seattle Ventures LLC	2215 3rd Ave W, Seattle, WA 98119	PPP	Term Loan	1.0%	6/5/2022	2.1	2.1	2.1	—%
Nottingham Investment Company LLLP	1690 Derby Mesa Loop, Burns, CO 80426	PPP	Term Loan	1.0%	6/5/2022	2.1	2.1	2.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

CT Business Enterprises	14703 Lyon Hill Ln, Huntersville, NC 28078	PPP	Term Loan	1.0%	6/5/2022	0.5	0.5	0.5	—%
Sherman Law Group, a Professional Law Corporation	9454 Wilshire Blvd, Beverly Hills, CA 90212	PPP	Term Loan	1.0%	6/5/2022	4.2	4.2	4.2	—%
Salon Vivace VA, LLC	680 Ingomar Rd, Wexford, PA 15090	PPP	Term Loan	1.0%	6/5/2022	12.7	12.7	12.7	—%
Statewide Interpreters	63 Milland Dr, Mill Valley, CA 94941	PPP	Term Loan	1.0%	6/5/2022	11.7	11.7	11.7	—%
The Fiedler Companies, Inc.	408 E 134th St, Bronx, NY 10454	PPP	Term Loan	1.0%	6/5/2022	5.9	5.9	5.9	—%
Chris Matheos	13726 Leadwell St, Van Nuys, CA 91405	PPP	Term Loan	1.0%	6/5/2022	0.1	0.1	0.1	—%
Custom Trades Company	129 Stonehedge Dr N, Greenwich, CT 6831	PPP	Term Loan	1.0%	6/5/2022	0.5	0.5	0.5	—%
The JW Agency LLC	707 Skokie Blvd, Ste 600, Northbrook, IL 60062	PPP	Term Loan	1.0%	6/5/2022	3.6	3.6	3.6	—%
Precision Landscape Management Inc	3130 Carter Jones Rd, Groveland, FL 34736	PPP	Term Loan	1.0%	6/5/2022	19.0	19.0	19.0	0.01%
Stonecrop Gardens Inc	81 Stonecrop Ln, Cold Spring, NY 10516	PPP	Term Loan	1.0%	6/5/2022	16.7	16.7	16.7	—%
Panache	639 Pilot House Dr, Newport News, VA 23606	PPP	Term Loan	1.0%	6/5/2022	7.1	7.1	7.1	—%
Justin W McClung d/b/a The McClung Group	55 N Altwood Cir, Spring, TX 77382	PPP	Term Loan	1.0%	6/5/2022	4.2	4.2	4.2	—%
Door Four LLC	508 W 26th St, Ste 11A, New York, NY 10001	PPP	Term Loan	1.0%	6/5/2022	13.2	13.2	13.2	—%
Grandview Advisors Inc.	100 RIVERSIDE LN, Riverside, CT 6878	PPP	Term Loan	1.0%	6/5/2022	1.5	1.5	1.5	—%
Andrew S. Gaffney Foundation	245 South St, Morristown, NJ 7960	PPP	Term Loan	1.0%	6/5/2022	1.4	1.4	1.4	—%
The Law Offices of Bob Camors	1501 The Alameda, Ste 210, San Jose, CA 95126	PPP	Term Loan	1.0%	6/5/2022	3.2	3.2	3.2	—%
Ash Health Corp	316 Tennent Rd, Ste 202A, Morganville, NJ 7751	PPP	Term Loan	1.0%	6/5/2022	1.7	1.7	1.7	—%
Anne T. Carlon M.D. P.C.	425 E 58th St, #39A, New York, NY 10022	PPP	Term Loan	1.0%	6/5/2022	12.4	12.4	12.4	—%
SDG Engineering PC	121 Huntington Rd, Port Washington, NY 11050	PPP	Term Loan	1.0%	6/5/2022	8.5	8.5	8.5	—%
Active Reading Clinic	25 Hillcroft Way, Walnut Creek, CA 94597	PPP	Term Loan	1.0%	6/5/2022	3.2	3.2	3.2	—%
JD Randall group	4422 Sea Harbour Dr, Huntington Beach, CA 92649	PPP	Term Loan	1.0%	6/5/2022	1.5	1.5	1.5	—%
American Friends of the Israel Museum	545 5th Ave, Ste 920, New York, NY 10017	PPP	Term Loan	1.0%	6/5/2022	13.2	13.2	13.2	—%
STSE - DBA Plaza Auto	359 E Western Reserve Rd, Youngstown, OH 44514	PPP	Term Loan	1.0%	6/5/2022	1.1	1.1	1.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Green Rhino Recycling, LLC	2809 Academy Dr SE, Auburn, WA 98092	PPP	Term Loan	1.0%	6/5/2022	2.2	2.2	2.2	—%
Landmark Technologies LLC	4806 S St Andrews Ln, Spokane, WA 99223	PPP	Term Loan	1.0%	6/5/2022	2.8	2.8	2.8	—%
Jacqueline R. Moroco, D.D.S., M.S., P.A.	4600 Linton Blvd, Ste 330, Delray Beach, FL 33445	PPP	Term Loan	1.0%	6/5/2022	14.3	14.3	14.3	—%
Compacted Recycling Company LLC	2809 Academy Dr SE, Auburn, WA 98092	PPP	Term Loan	1.0%	6/5/2022	1.1	1.1	1.1	—%
LaFlower Construction, Inc.	23888 Madison St, Torrance, CA 90505	PPP	Term Loan	1.0%	6/5/2022	0.1	0.1	0.1	—%
DC Retina Docs PLLC	3317 P St NW, Washington, DC 20007	PPP	Term Loan	1.0%	6/5/2022	0.6	0.6	0.6	—%
Katherine W Luce	1220 University Dr, Ste 104, Menlo Park, CA 94025	PPP	Term Loan	1.0%	6/5/2022	1.3	1.3	1.3	—%
HYPRLABS INC.	400 Concar Dr, San Mateo, CA 94402	PPP	Term Loan	1.0%	6/5/2022	10.4	10.4	10.4	—%
Tmack Property Maintenance LLC	14 Knollwood Dr, East Hanover, NJ 7936	PPP	Term Loan	1.0%	6/5/2022	1.6	1.6	1.6	—%
Sea-Est Incorporated	1741 W Beaver St, Jacksonville, FL 32209	PPP	Term Loan	1.0%	6/8/2022	25.6	25.6	25.6	0.01%
Gwinnett Cemeteries, LLC	103 Crestview Church Rd, Warner Robins, GA 31088	PPP	Term Loan	1.0%	6/8/2022	16.5	16.5	16.5	—%
Clint Dewey	155 E 31st St, Apt 4S, New York, NY 10016	PPP	Term Loan	1.0%	6/8/2022	2.1	2.1	2.1	—%
KP Auto Repair LLC	12917 Percheron Ln, Oak Hill, VA 20171	PPP	Term Loan	1.0%	6/8/2022	1.3	1.3	1.3	—%
Michael S Chlopak	1 Claridge Drive, Apt PH 14, Verona, NJ 7044	PPP	Term Loan	1.0%	6/8/2022	1.4	1.4	1.4	—%
Morgan Blakeley LLC	255 Saint Paul St, Apt #220, Denver, CO 80206	PPP	Term Loan	1.0%	6/8/2022	0.7	0.7	0.7	—%
Frank Nicholson Inc.	360 Massachusetts Ave, Acton, MA 1720	PPP	Term Loan	1.0%	6/8/2022	8.6	8.6	8.6	—%
John Merrick	3209 Centenary Ave, Dallas, TX 75225	PPP	Term Loan	1.0%	6/8/2022	2.0	2.0	2.0	—%
Music Center Inc. dba Haight Ashbury Music Center; dba Gelb Music	722 El Camino Real, Redwood City, CA 94063	PPP	Term Loan	1.0%	6/8/2022	9.5	9.5	9.5	—%
Korhan Beba	17 Oak Hill Rd, Branchburg, NJ 8853	PPP	Term Loan	1.0%	6/8/2022	0.5	0.5	0.5	—%
Grenville Owners Corp.	225 Bennett Ave, Ste 1K, New York, NY 10040	PPP	Term Loan	1.0%	6/8/2022	3.2	3.2	3.2	—%
Camfed U.S.A. Foundation	466 Geary St, Ste 400, San Francisco, CA 94102	PPP	Term Loan	1.0%	6/8/2022	18.2	18.2	18.2	0.01%
National Roofing	1237 Circle Ave, Forest Park, IL 60130	PPP	Term Loan	1.0%	6/8/2022	52.5	52.5	52.5	0.02%
Dental Designs of Naples	5048 Tamiami Trail N, Naples, FL 34103	PPP	Term Loan	1.0%	6/9/2022	21.1	21.1	21.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Ronald A. Williams Ltd	5540 Falmouth St Ste 303, Richmond, VA 23230	PPP	Term Loan	1.0%	6/9/2022	3.8	3.8	3.8	—%
National Foundation for Infectious Diseases (NFID)	7201 Wisconsin Ave, Ste 750, Bethesda, MD 20814	PPP	Term Loan	1.0%	6/9/2022	9.9	9.9	9.9	—%
The Junior League of Pensacola, Florida, Incorporated	2016 W. Garden St., Pensacola, FL 32502	PPP	Term Loan	1.0%	6/9/2022	0.5	0.5	0.5	—%
David Dee Fine Arts	1374 E Arlington Drive, Salt Lake City, UT 84108	PPP	Term Loan	1.0%	6/9/2022	0.6	0.6	0.6	—%
HERBERT CHARLES SCHWAT	1940 Biltmore St NW, Apt 32, Washington, DC 20009	PPP	Term Loan	1.0%	6/9/2022	2.1	2.1	2.1	—%
ATL Advisory LLC	76 Bellefair Rd, Rye Brook, NY 10573	PPP	Term Loan	1.0%	6/9/2022	2.1	2.1	2.1	—%
Kushnika, Inc.	14766 Live Oak Ln, Saratoga, CA 95070	PPP	Term Loan	1.0%	6/9/2022	0.7	0.7	0.7	—%
Gabriella New York, LLC	155 Wooster St., Unit 3W, New York, NY 10012	PPP	Term Loan	1.0%	6/9/2022	3.1	3.1	3.1	—%
Luxury Destinations	151 Melius Rd, Warren, CT 6754	PPP	Term Loan	1.0%	6/9/2022	1.6	1.6	1.6	—%
G&A Rehab, Inc	3333 Skypark Drive, Ste 220, Torrance, CA 90505	PPP	Term Loan	1.0%	6/9/2022	15.8	15.8	15.8	—%
CCR Investment Group dba Equity Finance Group	2271 W. Malvern ave, Ste 424, Fullerton, CA 92833	PPP	Term Loan	1.0%	6/9/2022	5.1	5.1	5.1	—%
OCC installations	12102 Manley St, Garden Grove, CA 92845	PPP	Term Loan	1.0%	6/9/2022	0.7	0.7	0.7	—%
Charm City Cakes West	8302 Melrose Ave, Los Angeles, CA 90069	PPP	Term Loan	1.0%	6/9/2022	6.6	6.6	6.6	—%
Cape fear kickboxing inc	7122 Market St, Ste 120, Wilmington, NC 28411	PPP	Term Loan	1.0%	6/9/2022	4.9	4.9	4.9	—%
Solstice Adventure, LLC	1521 Alton Rd, #802, Miami Beach, FL 33139	PPP	Term Loan	1.0%	6/9/2022	0.9	0.9	0.9	—%
Standard Wedding Band Co Inc	951 Franklin Ave, Garden City, NY 11530	PPP	Term Loan	1.0%	6/10/2022	3.5	3.5	3.5	—%
Michigan Braille Transcribing Fund	3500 N. Elm, Jackson, MI 49201	PPP	Term Loan	1.0%	6/10/2022	4.7	4.7	4.7	—%
Joy DiNapoli	154 Beach Ave, Larchmont, NY 10538	PPP	Term Loan	1.0%	6/10/2022	1.0	1.0	1.0	—%
PJH Partners LLC	455 East Paces Ferry Rd NE, Ste 214, Atlanta, GA 30305	PPP	Term Loan	1.0%	6/10/2022	0.9	0.9	0.9	—%
Christine Yi	111 E 30th St, Ste 8B, New York, NY 10016	PPP	Term Loan	1.0%	6/10/2022	0.8	0.8	0.8	—%
Intrepid	7 Quail Ridge Rd S, Rolling Hills, CA 90274	PPP	Term Loan	1.0%	6/10/2022	6.9	6.9	6.9	—%
J3 Consulting, LLC	1 Mountain Oaks Park, Glendale, CA 91214	PPP	Term Loan	1.0%	6/10/2022	2.1	2.1	2.1	—%
Don Marshall CPA Inc	3427 S Walker Ave, San Pedro, CA 90731	PPP	Term Loan	1.0%	6/10/2022	1.0	1.0	1.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Cassidy Holdings, LLC	7712 Hillside Dr, La Jolla, CA 92037	PPP	Term Loan	1.0%	6/10/2022	1.2	1.2	1.2	—%
AUREUS CAPITAL LLC	216 E Sheridan Pl, Lake Bluff, IL 60044	PPP	Term Loan	1.0%	6/10/2022	1.3	1.3	1.3	—%
Timothy F. Lester	8 Forest Dr, Westport, CT 6880	PPP	Term Loan	1.0%	6/10/2022	0.5	0.5	0.5	—%
Hamilton Hill LLC	905 W Main St, Durham, NC 27701	PPP	Term Loan	1.0%	6/10/2022	4.3	4.3	4.3	—%
Rain Wine National Corp	2608 SW River Shore Dr, Port St. Lucie, FL 34984	PPP	Term Loan	1.0%	6/10/2022	2.1	2.1	2.1	—%
Mora Investment Management	9 W Star Island Dr, Miami Beach, FL 33139	PPP	Term Loan	1.0%	6/10/2022	1.2	1.2	1.2	—%
Mark Friedman	210 W 101st St, Ste 5E, New York, NY 10025	PPP	Term Loan	1.0%	6/10/2022	2.1	2.1	2.1	—%
Grunberger Diamonds Incorporated	98 Cutter Mill Rd, Great Neck Plaza, NY 11021	PPP	Term Loan	1.0%	6/10/2022	8.4	8.4	8.4	—%
Examoto LLC	125 Booth Ln, Haverford, PA 19041	PPP	Term Loan	1.0%	6/10/2022	5.3	5.3	5.3	—%
Michael Slayton General Contracting, Inc	232 N Lonehill Ave, Glendora, CA 91741	PPP	Term Loan	1.0%	6/11/2022	1.2	1.2	1.2	—%
Joseph Haraszti	2810 East Del Mar Blvd, Ste 8A, Pasadena, CA 91107	PPP	Term Loan	1.0%	6/11/2022	2.9	2.9	2.9	—%
Statement Lawn and Landscape, Inc.	19520 W 95th St, Lenexa, KS 66220	PPP	Term Loan	1.0%	6/11/2022	1.1	1.1	1.1	—%
Alexis D. Bodenheimer	205 East 92nd St, Apt 27A, New York, NY 10128	PPP	Term Loan	1.0%	7/2/2022	2.1	2.1	2.1	—%
Augusta Grant Travel	1428 Hemingway Place, Naples, FL 34103	PPP	Term Loan	1.0%	7/9/2022	0.7	0.7	0.7	—%
NEUMENTUM, INC.	250 Colorado Ave, Palo Alto, CA 94301	PPP	Term Loan	1.0%	7/9/2022	4.9	4.9	4.9	—%
Paige Hoholik LLC	210 St Paul St, Denver, CO 80206	PPP	Term Loan	1.0%	7/15/2022	2.1	2.1	2.1	—%
Birdie Golf Ball Company	208 Margate Ct, Margate, FL 33063	PPP	Term Loan	1.0%	7/15/2022	0.9	0.9	0.9	—%
Rachel Dack Counseling LLC	6917 Arlington Rd, #222, Bethesda, MD 20814	PPP	Term Loan	1.0%	7/15/2022	1.3	1.3	1.3	—%
Law Office of Swati P Mantione, P.C.	12 Thadford St, East Northport, NY 11731	PPP	Term Loan	1.0%	7/15/2022	2.1	2.1	2.1	—%
Amanda Reynal Interiors	1417 Walnut St, Ste D, Des Moines, IA 50309	PPP	Term Loan	1.0%	7/15/2022	1.8	1.8	1.8	—%
Clark A Miller Sales LTD	1205 Tuscany Ct, Alpharetta, GA 30004	PPP	Term Loan	1.0%	7/15/2022	0.6	0.6	0.6	—%
Lucy McRae	1340 E 6th St, Los Angeles, CA 90021	PPP	Term Loan	1.0%	7/15/2022	1.7	1.7	1.7	—%
The Great Escape Room Tampa LLC	300 E Madison St, #301, Tampa, FL 33602	PPP	Term Loan	1.0%	7/15/2022	4.7	4.7	4.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Woodrow Orlando LLC DBA The Great Escape Room Orlando	525 Woodstead Ct, Longwood, FL 32779	PPP	Term Loan	1.0%	7/15/2022	2.0	2.0	2.0	—%
Mary Jane Marchisotto dba MJM Advisory, LLC	245 E 87th St, Apt 9F, New York, NY 10128	PPP	Term Loan	1.0%	7/15/2022	0.6	0.6	0.6	—%
Copperfield Investment & Development Company	1721 Crystal Ann Ave, Las Vegas, NV 89106	PPP	Term Loan	1.0%	7/15/2022	1.2	1.2	1.2	—%
Score OKC	18509 N Meridian Ave, Edmond, OK 73012	PPP	Term Loan	1.0%	7/15/2022	3.0	3.0	3.0	—%
Lead Tek Plating	27555 SW Boones Ferry Rd, Wilsonville, OR 97070	PPP	Term Loan	1.0%	7/15/2022	20.0	20.0	20.0	0.01%
Dan Counts & Associates, Inc.	1780 Prescott Ave, Monterey, CA 93940	PPP	Term Loan	1.0%	7/15/2022	1.1	1.1	1.1	—%
Diamondback Golf Course, LLC	500 Harborview Drive, Third Floor, Baltimore, MD 21230	PPP	Term Loan	1.0%	7/15/2022	7.6	7.6	7.6	—%
Josh Madonick Physical Therapy	86 Eucalyptus Rd, Petaluma, CA 94952	PPP	Term Loan	1.0%	7/15/2022	0.3	0.3	0.3	—%
RHBerman Consulting	161 Falcon Rd, Guilford, CT 6437	PPP	Term Loan	1.0%	7/15/2022	2.1	2.1	2.1	—%
MPYRE HOLDING CO	1723 23rd Ave, San Francisco, CA 94122	PPP	Term Loan	1.0%	7/15/2022	1.7	1.7	1.7	—%
NICK A. DEFILIPPIS, PHD, PC	990 Hammond Dr, Ste 575, Sandy Springs, GA 30328	PPP	Term Loan	1.0%	7/15/2022	1.6	1.6	1.6	—%
Orloff Eye Group, Inc.	1 Plume Grass Way, Westhampton, NY 11977	PPP	Term Loan	1.0%	7/15/2022	4.8	4.8	4.8	—%
Protestant Episcopal Church In The Diocese of California	2791 Driscoll Rd, Fremont, CA 94539	PPP	Term Loan	1.0%	7/15/2022	2.5	2.5	2.5	—%
The Great Escape Room New York LLC	1150 University Ave Bldg 5, Ste 12A, Rochester, NY 14607	PPP	Term Loan	1.0%	7/15/2022	2.2	2.2	2.2	—%
K.S.M Enterprises Inc. DBA Michaels Shell	2589 N Lakewood Blvd, Long Beach, CA 90815	PPP	Term Loan	1.0%	7/15/2022	4.0	4.0	4.0	—%
Bobbie Baron Inc.	1633 Broadway, New York, NY 10019	PPP	Term Loan	1.0%	7/15/2022	2.1	2.1	2.1	—%
DEAFLINK INC	57 Ludlow Ln, Palisades, NY 10964	PPP	Term Loan	1.0%	7/15/2022	1.3	1.3	1.3	—%
Joseph L. Lester, M.D., P.C.	2201 Evans Drive, Opelika, AL 36801	PPP	Term Loan	1.0%	7/15/2022	5.5	5.5	5.5	—%
Weber Brands, LLC	50 Pine Hill Rd, Great Neck, NY 11020	PPP	Term Loan	1.0%	7/15/2022	2.1	2.1	2.1	—%
Robert M. Tudisco, Esq.	90 Stebbins Ave, Eastchester, NY 10709	PPP	Term Loan	1.0%	7/15/2022	1.4	1.4	1.4	—%
Propel A Charter Management Group Inc	5200 Irwindale Ave, Irwindale, CA 91706	PPP	Term Loan	1.0%	7/15/2022	29.8	29.8	29.8	0.01%
Sunburst Decorative Rock, Inc	282 Live Oak Ave, Irwindale, CA 91706	PPP	Term Loan	1.0%	7/15/2022	18.3	18.3	18.3	0.01%
Nancy R. Reinish	336 Central Park West, New York, NY 10025	PPP	Term Loan	1.0%	7/15/2022	2.1	2.1	2.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

The Great Escape Room Chicago	160 E Grand Ave, #400, Chicago, IL 60611	PPP	Term Loan	1.0%	7/15/2022	3.9	3.9	3.9	—%
Daydream Reels LLC	3615 N Kenilworth St, Arlington, VA 22207	PPP	Term Loan	1.0%	7/15/2022	1.3	1.3	1.3	—%
C Sensei Group LLC	1730 S Federal Hwy, Ste 280, Delray Beach, FL 33483	PPP	Term Loan	1.0%	7/15/2022	2.1	2.1	2.1	—%
Dockum Research Lab, Inc	844 E Mariposa St, Altadena, CA 91001	PPP	Term Loan	1.0%	7/15/2022	6.4	6.4	6.4	—%
306 Hollywood LLC	14 West 17th St, New York, NY 10011	PPP	Term Loan	1.0%	7/15/2022	1.2	1.2	1.2	—%
Irvine Optometry	17585 Harvard Ave,, Ste E, Irvine, CA 92614	PPP	Term Loan	1.0%	7/15/2022	4.5	4.5	4.5	—%
Double H Farms, LLC	15050 Golden Point Ln, Wellington, FL 33414	PPP	Term Loan	1.0%	7/15/2022	12.9	12.9	12.9	—%
The Nashville Dermatology And Skin Cancer Clinic, P.C.	2222 State St, Ste A, Nashville, TN 37203	PPP	Term Loan	1.0%	7/15/2022	4.4	4.4	4.4	—%
Harper Road Treatment Center	1802 Harper Rd, Ste 202, Beckley, WV 25801	PPP	Term Loan	1.0%	7/15/2022	2.6	2.6	2.6	—%
Sense Education, Inc.	1 W 85th St, New York, NY 10024	PPP	Term Loan	1.0%	7/15/2022	12.0	12.0	12.0	—%
PR Realty Management LLC	2207 Coney Island Ave, Brooklyn, NY 11223	PPP	Term Loan	1.0%	7/15/2022	19.2	19.2	19.2	0.01%
Roadtrip Productions Inc	One Penn Plaza, Ste 3500, New York, NY 10119	PPP	Term Loan	1.0%	7/15/2022	2.1	2.1	2.1	—%
Hirezi & Hirezi, D.M.D., P.A.	4495 Baymeadows Rd, Jacksonville, FL 32217	PPP	Term Loan	1.0%	7/15/2022	7.4	7.4	7.4	—%
NTR Partners Administration LLC	11726 San Vicente Blvd, Ste 290, Los Angeles, CA 90049	PPP	Term Loan	1.0%	7/15/2022	3.5	3.5	3.5	—%
Bartman Bros.	11777 San Vicente Blvd, Ste 600, Los Angeles, CA 90049	PPP	Term Loan	1.0%	7/15/2022	5.8	5.8	5.8	—%
Kleopatra Productions, Inc.	4230 Gardendale, Ste 101, San Antonio, TX 78229	PPP	Term Loan	1.0%	7/15/2022	2.1	2.1	2.1	—%
PHILIP F. STOTTS	4985 Stonehaven Dr., Yorba Linda, CA 92887	PPP	Term Loan	1.0%	7/15/2022	2.1	2.1	2.1	—%
Rajan Shah MD PA	1060 BRd St, Newark, NJ 7102	PPP	Term Loan	1.0%	7/15/2022	4.1	4.1	4.1	—%
Surco Products, Inc.	14001 S Main St, Los Angeles, CA 90061	PPP	Term Loan	1.0%	7/15/2022	7.5	7.5	7.5	—%
Joel Diaz Training Camp, LLC.	40795 Adriatico Ct, Indio, CA 92203	PPP	Term Loan	1.0%	7/15/2022	1.4	1.4	1.4	—%
John J. McMahon	80 Main St, West Orange, NJ 7052	PPP	Term Loan	1.0%	7/15/2022	2.1	2.1	2.1	—%
Auto Trim Design of Northeastern New York Inc	83 Ellison St, Milton, VT 5468	PPP	Term Loan	1.0%	7/15/2022	7.0	7.0	7.0	—%
Steven Robert Justman aka Steven Justman	54 Banksville Rd, North Castle, NY 10504	PPP	Term Loan	1.0%	7/15/2022	2.0	2.0	2.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

J. Li Brand LTD	63 Roebling St, #6L, Brooklyn, NY 11211	PPP	Term Loan	1.0%	7/15/2022	3.5	3.5	3.5	—%
John Berry Turbidy	1501 Silver King Dr, Aspen, CO 81611	PPP	Term Loan	1.0%	7/15/2022	2.1	2.1	2.1	—%
Hanson & Schwam Public Relations LLC	9350 Wilshire Blvd, #315, Beverly Hills, CA 90212	PPP	Term Loan	1.0%	7/15/2022	0.8	0.8	0.8	—%
Debra L. Holt	233 NW 36th St, Miami, FL 33127	PPP	Term Loan	1.0%	7/15/2022	2.1	2.1	2.1	—%
Kenneth Baer	16 Millstone Dr, East Windsor, NJ 8512	PPP	Term Loan	1.0%	7/15/2022	0.5	0.5	0.5	—%
Model Partner, LLC	19 William Close Ct, Warwick, NY 10990	PPP	Term Loan	1.0%	7/15/2022	2.1	2.1	2.1	—%
ARJ Medical LLC	2827 Frontier Trail, Atlanta, GA 30341	PPP	Term Loan	1.0%	7/15/2022	1.0	1.0	1.0	—%
David Raksin	1010 16th St, #543, San Francisco, CA 94107	PPP	Term Loan	1.0%	7/15/2022	2.1	2.1	2.1	—%
Constance Scharff	8584 Blue Grouse Way, Blaine, WA 98230	PPP	Term Loan	1.0%	7/15/2022	0.7	0.7	0.7	—%
Mazza Real Estate, LLC	402 Page St, Cary, NC 27511	PPP	Term Loan	1.0%	7/15/2022	0.8	0.8	0.8	—%
JP Davis Farms	10100 Suzanne Dr, River Ridge, LA 70123	PPP	Term Loan	1.0%	7/15/2022	1.2	1.2	1.2	—%

Total SBA Guaranteed Accrual Investments						$15,888.9	$15,888.9	$16,747.1	4.94%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Non-Accrual Investments (4b)

MIT LLC	(*)	11 North Peach ST., Medford, OR 97504	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	254.7	254.7	254.7	0.08%
Neville Galvanizing, Inc	(*)	2983 Grand Ave, Pittsburgh, PA 15225	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	707.1	707.1	707.1	0.21%
Kneading Dough LLC dba NY Bagel Cafe & Deli,NY Bagle, New York Bagle,N	(*)	10287 Okeechobee Blvd #13, Royal Palm Beach, FL 33411	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2029	101.0	101.0	101.0	0.03%
Chavero's Auto	(*)	1364 E Palma Vista Drive, Palmview, TX 78572	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 6.5%	10/11/2029	12.5	12.5	12.5	—%
Total SBA Guaranteed Non-Accrual Investments							$1,075.3	$1,075.3	$1,075.3	0.32%

Total SBA Guaranteed Investments							$16,964.2	$16,964.2	$17,822.4	5.25%

Total SBA Unguaranteed and Guaranteed Investments							$437,364.1	$437,364.1	$425,570.3	125.41%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Controlled Investments (5) (22)

Advanced Cyber Security Systems, LLC	(*,#) (6) (21)	3880 Veterans Memorial Hwy. Suite 201, Bohemia, NY 11716	Data processing, Hosting, and Related Services	50% Membership Interest	—%	—	—	—	—	—%
				Term Loan	3%	Dec 2014	381.0	381.0	—	—%
Automated Merchant Services, Inc.	(*,#) (7) (21)	12230 Forest Hill Blvd., Wellington, FL 33414	Data processing, Hosting, and Related Services	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc.	(*,#) (8)	1985 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	—	—%
				Line of Credit	10%	Dec 2021	9,560.0	9,560.0	5,900.0	1.74%
Newtek Technology Solutions, Inc.	(*,#) (25)	1904 W. Parkside Lane Phoenix, AZ 85027	Data processing, Hosting, and Related Services	100% Common Stock	—%	—	—	19,503.7	29,999.7	8.84%
				Line of Credit	10%	Nov 2028	10,821.0	10,821.0	10,821.0	3.19%
				Line of Credit	Prime plus 0.5%	April 2021	750.0	750.0	750.0	0.22%
				Line of Credit	Prime plus 0.5%	July 2022	100.0	225.0	225.0	0.07%
Newtek Insurance Agency, LLC	(*,#) (13)	1981 Marcus Ave., Lake Success, NY 11042	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	135.0	2,150.0	0.63%
PMTWorks Payroll, LLC	(*,#) (9)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	1,878.1	—	—%
				Term Loan	10%	Oct 2021	435.0	435.0	—	—%
				Term Loan	10%	May 2022	750.0	750.0	—	—%
				Term Loan	12%	May 2022	500.0	500.0	—	—%
				Term Loan	10%	July 2022	1,000.0	1,000.0	—	—%
Small Business Lending, LLC	(*,#) (12)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	598.0	9,650.4	2.84%
				Term Loan	10%	June 2021	400.0	400.0	400.0	0.12%
ADR Partners, LLC dba banc-serv Partners, LLC	(*,#) (26)	8777 Purdue Rd, Indianapolis, IN 46268	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	7,085.2	—	—%
Newtek Merchant Solutions, LLC	(#) (11)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	16,438.0	111,500.0	32.86%
Mobil Money, LLC	(#) (17)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	2,980.0	2,500.0	0.74%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Controlled Investments (5) (22)

Newtek Business Lending, LLC	(*,#) (10)	14 East Washington St., Orlando, FL 32801	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	39,912.0	43,541.8	12.83%
Newtek Conventional Lending, LLC	(#) (18) (23)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	50% Membership Interest	—%	—	—	19,002.0	20,028.0	5.90%
Titanium Asset Management, LLC	(*,#) (14)	1981 Marcus Ave., Lake Success, NY 11042	Administrative and Support Services	Term Loan	10%	March 2021	900.0	900.0	655.1	0.19%
				100% Membership Interest	—%	—	—	—	—	—%
Excel WebSolutions, LLC	(*,#) (15)	888 East Brighton Ave. Syracuse, NY 13205	Data processing, Hosting, and Related Services	Term Loan	10%	Sept 2021	159.2	159.2	—	—%
				100% Membership Interest	—	—	—	—	—	—%
POS on Cloud, LLC	(#) (20)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	Term Loan	10%	Sept 2023	850.0	1,050.0	1,050.0	0.31%
				50.14% Membership Interest	—	—	—	—	—	—%
Total Controlled Investments							$26,606.2	$138,891.0	$239,171.0	70.48%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Non-Control Investments (22)

EMCAP Loan Holdings, LLC	(+,#) (19) (16)	1140 Reservoir Ave., Cranston, RI 02920	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	6.04% Membership Interest	—%	—	$—	$1,000.0	$1,000.0	0.29%
ARC Metal Stamping, LLC	(#)	4111 Munson Hwy, Hudson, MI 49247	Machinery Manufacturing	Term Loan	5 Yr Tr plus 7.43%	1/1/2045	5,447.4	5,447.4	5,447.4	1.61%
Total Non-Control Investments							$5,447.4	$6,447.4	$6,447.4	1.90%

Total Investments							$469,417.7	$582,702.5	$671,188.7	197.78%

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
(2) The interest rates in effect on our loans as of December 31, 2020 are based off a Prime Rate equal to 3.25% and 1 month LIBOR equal to 0.14388%.
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
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. or its subsidiaries owns more than 25% of the voting securities of such company. See NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS in the accompanying notes to the consolidated financial statements for transactions during the year ended December 31, 2020 with affiliates the Company is deemed to control.
(6) 50% owned by Wilshire Holdings I, Inc. (a subsidiary of Newtek Business Services Corp.), 50% owned by non-affiliate. The term loan is past its original maturity date and currently in default. As such, the fair value of the investment is zero.
(7) 96.11% owned by Wilshire Partners, LLC (a subsidiary of Newtek Business Services Corp.), 3.89% owned by Newtek Business Services Corp.

See accompanying notes to consolidated financial statements.

(8) CDS Business Services, Inc. d/b/a Newtek Business Credit Solutions, a wholly-owned portfolio company that is part of the Company’s business finance platform, providing receivables and inventory financing and management services to small and medium size businesses; 50.15% owned by The Whitestone Group, LLC (a subsidiary of Wilshire Holdings I, Inc., a subsidiary of Newtek Business Services Corp.) and 49.85% owned by Wilshire Holdings 1, Inc. (a subsidiary of Newtek Business Services Corp.).
(9) PMTWorks Payroll, LLC d/b/a Newtek Payroll and Benefits Solutions (“NPS” or “PMT”), a wholly-owned portfolio company which offers an array of industry standard and competitively priced payroll management, payment and tax reporting services to SMBs; 25% owned by The Whitestone Group, LLC, (a subsidiary of Wilshire Holdings I, Inc., a subsidiary of Newtek Business Services Corp.), 65% owned by Wilshire Holdings I, Inc. (a subsidiary of Newtek Business Services Corp.), and 10% owned by Exponential Business Development Co., Inc. (a subsidiary of Newtek Business Services Corp.).
(10) Newtek Business Lending, LLC (“NBL”), a wholly-owned portfolio company that provides SBA 504 loans and financing to the SMB market for the acquisition of fixed assets; 100% owned by Newtek Business Services Holdco 6, Inc. (a subsidiary of Newtek Business Services Corp.
(11) Newtek Merchant Solutions, LLC (“NMS”) is a wholly-owned portfolio company that markets credit and debit card processing services, check approval services, processing equipment, and software; 100% owned by NBSH Holdings, LLC (a subsidiary of Newtek Business Services Holdco 1, Inc., a subsidiary of Newtek Business Services Corp.).
(12) Small Business Lending, LLC (“SBL”) is a wholly-owned portfolio company that is part of the Company’s business finance platform;100% owned by Newtek LSP Holdco, LLC (a subsidiary of Wilshire Holdings I, Inc. and Newtek Business Services Holdco 5, Inc., both subsidiaries of Newtek Business Services Corp.). SBL provides third-party loan servicing for SBA and non-SBA loans, and provides lending institutions with outsourced solutions for the entire SBA lending process, including credit analysis, structuring and eligibility, packaging, closing compliance and servicing. In addition, SBL provides loan and servicing solutions to other parts of the Company’s business finance platform.
(13) Newtek Insurance Agency, LLC (“NIA”), a wholly-owned portfolio company which is a retail and wholesale brokerage insurance agency, licensed in all 50 states, specializing in the sale of commercial and health/benefits lines insurance products to the small and medium size business market as well as various personal lines of insurance; 100% owned by Wilshire Holdings I, Inc. (a subsidiary of Newtek Business Services Corp.).
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
(15) 100% owned by The Whitestone Group, LLC (a subsidiary of Wilshire Holdings I, Inc., a subsidiary of Newtek Business Services Corp.)
(16) The initial acquisition date for EMCAP Loan Holdings, LLC was April 25, 2018.
(17) Mobil Money, LLC (“Mobil Money”), a wholly-owned portfolio company that provides payment processing for a merchant portfolio of taxi cabs; 100% owned by Newtek Business Services Holdco 4, Inc. (a subsidiary of Newtek Business Services Corp.).
(18) On May 20, 2019, the Company and its joint venture partner launched Newtek Conventional Lending, LLC (“NCL”) to provide non-conforming conventional commercial and industrial term loans to U.S. middle-market companies and small businesses. NCL is 50% owned by Newtek Commercial Lending, Inc. (a wholly-owned subsidiary of Newtek Business Services Corp.) and 50% owned by Conventional Lending TCP Holding, LLC (a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (NASDAQ:TCPC)). Deemed an investment company under the 1940 Act.
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

See accompanying notes to consolidated financial statements.

(23) Non-qualifying asset under the Investment Company Act of 1940, as amended. Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At December 31, 2020, 7.7% of total assets are non-qualifying assets.
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
(25) Newtek Technology Solutions, Inc. (“NTS”) is a wholly-owned portfolio company that provides website hosting, dedicated server hosting, cloud hosting, web design and development, internet marketing, ecommerce, data storage, backup and disaster recovery, and other related services; 100% owned by NBSH Holdings, LLC (a subsidiary of Newtek Business Services Holdco 1, Inc., a subsidiary of Newtek Business Services Corp.). International Professional Marketing, Inc. (“IPM”) and Sidco, LLC d/b/a Cloud Nine Services (“SIDCO”) are wholly-owned portfolio companies which consult, strategize, design, and implement technology solutions for enterprise and commercial clients across the U.S. On January 1, 2021, IPM and SIDCO became subsidiaries of NTS. The Schedule of Investments shows IPM and SIDCO under NTS.
(26) 100% owned by Newtek LSP Holdco, LLC (a subsidiary of Wilshire Holdings I, Inc. and Newtek Business Services Holdco 5, Inc., both subsidiaries of Newtek Business Services Corp.).

As of December 31, 2020, the federal tax cost of investments was $582,703,000 resulting in estimated gross unrealized gains and losses of $154,656,000 and $57,787,000, respectively.

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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
Q2 Ventures, LLC	(#,^)	2805 W Arimo Rd, Arimo, ID 83214	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/8/2029	176.5	176.5	177.5	0.06%
Paketo LLC dba West Loop UPS Store	(#,^)	623 W Lake St., Chicago, IL 60661	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/4/2029	16.4	16.4	14.7	—%
Joseph P Fusco DDS PC	(#,^)	77 N Centre Ave, Rockville Centre, NY 11570	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2029	65.5	65.5	57.9	0.02%
International Protection Group, LLC	(#,^)	481 8th Ave Ste 1130, New York, NY 10001	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/30/2029	81.6	81.6	80.6	0.02%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St., Gainesville, FL 32605	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2044	179.6	179.6	194.6	0.06%
AV Strategy, Inc	(#,^)	9402 American Eagle Way, Orlando, FL 32837	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/30/2029	257.1	257.1	241.9	0.08%
In Power Motors, LLC, In-Power Motors II LLC, In-Power Motors III LLC	(#,^)	2301 W. Buckeye Rd, Phoenix, AZ 85009	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2044	623.5	623.5	656.8	0.20%
MVE, Inc dba Mid-Valley Engineering	(#,^)	1117 L St., Modesto, CA 95354	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/30/2029	1,226.1	1,226.1	1,114.6	0.35%
SPIRE Manufacturing Solutions LLC	(#,^)	1440 Newport Rd, Colorado Springs, CO 80916	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2044	1,014.1	1,014.1	1,140.1	0.35%
Meldi Maa, Inc dba The River Complex	(#,^)	74 S Main St., Woonsocket, RI 02895	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2044	422.8	422.8	463.2	0.14%
50 Taps, LLC dba Colorado Taproom & Grill	(#,^)	19539 Hess Rd, Ste 101, Parker, CO 80134	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	76.6	76.6	68.4	0.02%
Crown Waste Corp	(#,^)	1 Plainview Rd, Bethpage, NY 11714	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	9/30/2029	49.4	49.4	46.1	0.01%
Bev's Sweets LLC	(#,^)	3778 Hwy 254, Cleveland, GA 30528	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/30/2044	213.3	213.3	232.8	0.07%
DG Business Solutions, Inc	(#,^)	11008 Rene St., Lenexa, KS 66215	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/30/2029	222.5	222.5	197.7	0.06%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St., Gainsville, FL 32605	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2029	186.8	186.8	165.3	0.05%
Atlantic Pacific Hospitality Solutions Inc dba North Beach Bistro	(#,^)	725 Atlantic Blvd, Atlantic Beach, FL 32233	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	9.3	9.3	8.2	—%
Heart and Vascular Associates of Tampa, LLC	(#,^)	17 David Boulevard, Tampa, FL 33606	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2044	775.0	775.0	803.1	0.25%
Universe Appliance Repairs Inc.	(#,^)	3790 Merrick Rd, Seaford, NY 11783	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	586.1	586.1	604.1	0.19%
Aztec Machine & Repair Inc, Cranrd & Material	(#,^)	1715 N 1st St, Bloomfield, NM 87413	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	710.8	710.8	744.4	0.23%
Wagner & Sons Inc	(#,^)	22365 Alydar Drive, Lexington Park, MO 20653	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/27/2029	18.5	18.5	16.4	0.01%
Zima Dining Inc. dba Country Kitchen	(#,^)	1497 N Mt. Vernon Ave, Colton, CA 92324	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2029	62.3	62.3	65.4	0.02%

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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets

SBA Unguaranteed Accrual Investments (1) (22)										271346
OrthoQuest, P.C.	(#,^)	2336 Wisteria Drive, Ste 430, Snellville, GA 30078	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	1.6	1.6	1.6	—%
Track Side Collision & Tire, Inc.	(#,^)	98-16 160 Ave, Ozone Park, NY 11414	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	3.5	3.5	3.7	—%
Deesha Corporation, Inc. dba Best Inn & Suites	(#,^)	9225 Parkway East, Birmingham, AL 35206	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	19.0	19.0	19.8	0.01%
Maruti, Inc	(#,^)	1506 280 By-Pass, Phenix City, AL 36867	Accommodation	Term Loan	Prime plus 2.25%	11/25/2024	14.6	14.6	15.2	—%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	(#,^)	386 Winsted Rd, Torrington, CT 06790	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	4.1	4.1	4.2	—%
Gain Laxmi, Inc. dba Super 8 Motel	(#,^)	14341 US Hwy 431 S, Gunterville, AL 35976	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	11.9	11.9	12.2	—%
Naseeb Corporation	(#,^)	1696 North Broad St., Meriden, CT 06450	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	19.2	19.2	19.9	0.01%
Stillwell Ave Prep School	(#,^)	1990 Stillwell Ave, Brooklyn, NY 11214	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	3.6	3.6	3.7	—%
Alyssa Corp dba Knights Inn	(#,^)	1105 Columbus Parkway, Opelika, AL 36801	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	33.2	33.2	34.3	0.01%
Bhailal Patel dba New Falls Motel	(#,^)	201 Lincoln Hwy, Fairless Hills, PA 19030	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	1.6	1.6	1.7	—%
Pegasus Automotive, Inc.	(#,^)	3981 Hylan Blvd., Staten Island, NY 10308	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	4.9	4.9	5.1	—%
P. Agrino, Inc. dba Andover Diner	(#,^)	193 Main St., Andover, NJ 07860	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/18/2021	2.4	2.4	2.5	—%
Total SBA Unguaranteed Accrual Investments							370,612.2	370,612.2	$382,986.3	118.86%

SBA Unguaranteed Non-Accrual Investments (3) (22)										271346
200 North 8th Street Associates LLC and Enchanted Acres	(#)	200 North 8th St., Reading, PA 19601	Food Manufacturing	Term Loan	6.25%	5/4/2028	445.6	445.6	352.6	0.11%
Amboy Group, LLC dba Tommy Moloney's	(#)	1 Amboy Ave, Woodbridge, NJ 07095	Food Manufacturing	Term Loan	7%	6/24/2025	364.5	364.5	355.2	0.11%
CLU Amboy, LLC and Amboy Group, LLC dba Tommy Moloney's	(#)	1 Amboy Ave, Woodbridge, NJ 07095	Food Manufacturing	Term Loan	7%	12/27/2023	455.7	455.7	414.2	0.13%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	(#)	380 E. Borden Rd, Rose City, MI 48654	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	233.3	233.3	114.4	0.04%
Event Mecca LLC	(#)	141 South Waldron Lane, Wynantskill, NY 12198	Other Information Services	Term Loan	6%	4/10/2023	11.0	11.0	1.2	—%
Hartford Cardiology Group LLC and Ideal Nutrition of Connecticut LLC	(#,^)	345 North Main St., West Hartford, CT 06117	Ambulatory Health Care Services	Term Loan	—%	5/15/2024	452.3	452.3	71.6	0.02%

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

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of December 31, 2020, cash deposits in excess of insured amounts totaled $27,815,000. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of December 31, 2020.
Restricted Cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties, cash reserves established as part of a voluntary agreement with the SBA, and cash reserves associated with securitization transactions. As of December 31, 2020, total restricted cash was $49,352,000.

The following table provides a reconciliation of cash and restricted cash as of December 31, 2020, 2019, 2018, and 2017:

	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
Cash	$2,073	$1,762	$2,316	$2,464
Restricted cash	49,352	31,445	29,034	18,074
Cash and restricted cash	$51,425	$33,207	$31,350	$20,538

Broker Receivable

Broker receivable represents amounts due from third parties for loans which have been traded at period end but have not yet settled.
Servicing Assets
The Company accounts for servicing assets in accordance with ASC 860-50 Transfers and Servicing - Servicing Assets and Liabilities. Servicing assets are measured at fair value at each reporting date and the Company reports changes in the fair value of servicing assets in earnings in the period in which the changes occur. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgement is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy.
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

The Company’s U.S. federal and state income tax returns prior to fiscal year 2017 are generally closed, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2020, 2019 and 2018, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $11,406,000 and $12,405,000 at December 31, 2020 and December 31, 2019, respectively, and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

In addition, the first round of PPP began in the second quarter of 2020. The SBA reimburses the Company for originating loans and such SBA reimbursements are included as interest income on PPP loans. Such fees are accounted for under ASC-310 Receivables and deferred until the loan is sold to one of our PPP Participants. Income earned in connection with the PPP should not be viewed as recurring. The first round of PPP closed on August 8, 2020. See “Recent Developments - PPP Additional Rounds.”

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

In May 2020, the SEC adopted amendments to the financial disclosure requirements in Regulation S-X including the significance tests in the “significant subsidiary” definition in Rule 1-02(w), Securities Act Rule 405, and Exchange Act Rule 12b-2 to improve their application and to assist registrants in making more meaningful determinations of whether a subsidiary or an acquired or disposed business is significant. In addition, to address the unique attributes of investment companies and business development companies, the SEC updated the significance tests in Rule 1-02(w), Securities Act Rule 405, and Exchange Act Rule 12b-2 by (i) revising the investment test to compare the registrant’s investments in and advances to the acquired or disposed business to the registrant’s aggregate worldwide market value if available; (ii) revising the income test by adding a revenue component; (iii) expanding the use of pro forma financial information in measuring significance; and (iv)

conforming, to the extent applicable, the significance threshold and tests for disposed businesses to those used for acquired businesses. The amendment became effective January 1, 2021; however, voluntary compliance with the final amendments will be permitted in advance of the effective date. No significant changes to our significant subsidiaries are expected.

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

In December 2020, Rule 2a-5 under the 1940 Act was adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule's requirements on or before the compliance date in September 2022.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 815), (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves the consistent application of, and simplifies, GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption was permitted. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3—INVESTMENTS:

Investments, all of which are in portfolio companies in the United States, consisted of the following at:

	December 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Non-affiliate debt investments	$437,364	$425,570	$453,043	$442,227
Non-control investments:
Equity	1,000	1,000	1,000	1,000
Debt	5,447	5,447	—	—
Controlled investments:
Equity	92,958	199,342	71,519	181,917
Equity interest in NCL (Joint Venture)	19,002	20,028	14,270	16,123
Debt	26,931	19,801	21,511	17,777
Total investments	$582,702	$671,188	$561,343	$659,044

SBA unguaranteed investments consisted of the following breakdown of accrual and non-accrual loans at:

	December 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Accrual	$364,957	$378,329	$370,612	$382,986
Non-Accrual	55,443	29,419	59,085	34,237
Total SBA unguaranteed investments	$420,400	$407,748	$429,697	$417,223

SBA guaranteed investments consisted of the following breakdown of accrual and non-accrual loans at:

	December 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Accrual	$15,889	$16,747	$16,555	$18,213
Non-Accrual	1,075	1,075	6,790	6,791
Total SBA guaranteed investments	$16,964	$17,822	$23,345	$25,004

On March 27, 2020, Congress passed, and the President of the United States signed into law, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act provided an over $2.0 trillion stimulus package to certain businesses and individuals affected by the COVID-19 pandemic, with subsidies to certain existing SBA 7(a) borrowers in which the SBA paid all principal, interest, and fees on existing performing SBA 7(a) loans for six months beginning with such borrowers’ April 2020 payments. Among other things, the CARES Act allowed NSBF, as an SBA 7(a) lender, to originate loans under the newly-established Paycheck Protection Program (“PPP”) as an expansion of the existing SBA Section 7(a) loan program through June 30, 2020. On July 4, 2020, the President of the United States signed a bill to re-open the application window for the PPP until August 8, 2020. The first round of PPP closed on August 8, 2020. See “Recent Developments - PPP Additional Rounds.”

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

To facilitate NSBF’s involvement as an authorized lender in the PPP, during the second quarter of 2020, NSBF entered into PPP loan participation agreements where NSBF originated PPP loans and sold 90% participating interests to UBS Bank USA (“UBS”), Stifel Bank (“Stifel”), Morgan Stanley Bank, N.A. (“Morgan Stanley”), and Amalgamated Bank (“Amalgamated”), collectively the “Participants.” The participations were sold at par due to the short term maturity of the loans. NSBF and the Participants share proportionally in all interest and principal payments made on the loans. Subsequently, UBS, Stifel, and Amalgamated amended their agreements with NSBF to allow the banks to purchase 100% participation interests in certain of the PPP loans originated by NSBF. In connection with the amendments, UBS, Stifel, and Amalgamated purchased the remaining 10% participation interests in their participation loans, bringing their participation interests to 100%, while Morgan Stanley continues to hold 90% participation interests as of December 31, 2020. During the year ended December 31, 2020, NSBF sold participations in $1.19 billion of PPP loans. NSBF continues to hold the PPP loan notes and the PPP loan documents in order to service the loans. The servicing liability in connection with the PPP loans was deemed immaterial. PPP loan origination fees are recognized as interest income on sale of PPP loan participations.

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

The following table shows the Company’s SBA guaranteed accrual loans by SBA loan type at:

	December 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
7(a)	$9,369	$10,227	$16,555	$18,213
PPP[1]	6,520	6,520	—	—
Accrual SBA guaranteed investments	$15,889	$16,747	$16,555	$18,213
(1) 10% participation interests in 666 SBA guaranteed loans originated under the PPP by NSBF.
The following table shows the Company’s portfolio investments by industry at:

	December 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Data Processing, Hosting, and Related Services	$56,900	$156,874	$45,154	$146,320
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	63,635	61,135	37,930	42,079
Food Services and Drinking Places	38,142	38,832	40,331	40,516
Professional, Scientific, and Technical Services	26,571	25,998	41,514	41,330
Amusement, Gambling, and Recreation Industries	25,187	25,509	25,343	26,787
Truck Transportation	30,684	24,341	30,172	25,920
Repair and Maintenance	17,650	18,521	20,308	20,451
Ambulatory Health Care Services	20,365	17,626	22,146	20,409
Specialty Trade Contractors	17,207	16,673	16,460	15,650
Fabricated Metal Product Manufacturing	15,834	16,484	18,230	17,845
Personal and Laundry Services	13,303	14,192	11,856	12,446
Administrative and Support Services	14,612	13,962	13,733	12,696
Food Manufacturing	13,923	12,990	11,063	9,161
Merchant Wholesalers, Nondurable Goods	13,607	12,853	12,230	11,900
Merchant Wholesalers, Durable Goods	12,507	12,843	10,524	10,713
Accommodation	11,704	12,072	11,508	11,506
Social Assistance	10,075	11,147	9,849	10,683
Rental and Leasing Services	8,955	8,505	9,223	8,780
Gasoline Stations	7,928	7,727	9,387	8,756
Machinery Manufacturing	7,119	6,969	1,985	1,621
Building Material and Garden Equipment and Supplies Dealers	6,660	6,862	8,352	8,605
PPP	6,520	6,520	—	—
Nonstore Retailers	6,403	6,319	6,942	6,725
Motor Vehicle and Parts Dealers	5,838	5,863	7,655	7,783
NCL (Joint Venture)	19,002	20,028	14,270	16,123
Other	112,371	110,343	125,178	124,239
Total	$582,702	$671,188	$561,343	$659,044

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

The following table shows NCL’s individual investments as of December 31, 2020:

Portfolio Company	Industry	Investment Type	Interest Rate	Maturity	Principal	Cost	Fair Value[1]
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	4/1/2045	$2,268	$2,223	$2,130
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	4/1/2045	1,277	1,248	1,199
Cocoa Beach Office LLC	Other Activities Related to Credit Intermediation	Term Loan	2 Yr Libor plus 5.70%	8/1/2044	429	414	430
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	10,470	10,261	10,840
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	6,124	6,002	6,340
The Camera Division, LLC	Commecial & Industrial Machinery & Equipment	Term Loan	5 Yr Libor plus 7.25%	9/1/2029	11,144	10,802	11,144
The Emerald Green Group, LLC	Full-Service Restaurant	Term Loan	2 Yr Libor plus 5.65%	8/1/2029	6,127	5,947	6,049
XL Soccer World Orlando II LLC	Fitness and Recreational Sport Centers	Term Loan	Prime plus 3.25%	11/1/2045	4,557	4,405	4,517
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	6,193	6,039	6,544
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	4,762	4,644	4,970
JW Aviation LLC and 21 Air LLC and AMN Doral LLC	Other Nonscheduled Air Transportation	Term Loan	2 Yr Libor plus 8.25%	12/1/2044	2,497	2,410	2,497
Tricare Unlimited LLC and Geron Enterprises LLC	Nursing Care Facillities(Skilled Nursing Facilities)	Term Loan	2 Yr Treasury plus 6.51%	1/1/2045	5,695	5,538	6,145
E Entities LLC	Exterminating & Pest Control Services	Term Loan	5 Yr Treasury plus 7.71%	1/1/2030	5,656	5,515	6,028
Trinity MCC Realty, LLC	Motor Vehicle and Parts Dealers	Term Loan	5 Yr Treasury plus 6.58%	2/1/2045	5,240	5,096	5,616
Jaffe Real Estate LLC	Full-Service Restaurant	Term Loan	5 Yr Treasury plus 7.93%	4/1/2045	2,257	2,195	2,257
Berry Ventures Inc	Painting & Wall Covering Contractors	Term Loan	5 Yr Treasury plus 7.25%	4/1/2045	472	459	513
Total					$75,168	$73,198	$77,219
(1) Fair value determined using significant unobservable inputs.

The following table shows NCL’s individual investments as of December 31, 2019:

Portfolio Company	Industry	Investment Type	Interest Rate	Maturity	Principal	Cost	Fair Value[1]
10 28th Ave SW Associates LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 3.0%	4/1/2045	$2,295	$2,249	$2,488
10 28th Ave SW Associates LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 3.0%	4/1/2045	1,292	1,263	1,401
Cocoa Beach Office LLC	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	2 Yr Libor plus 5.70%	8/1/2044	435	420	443
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Amusement, Gambling, and Recreation Industries	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	6,246	6,090	6,703
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Amusement, Gambling, and Recreation Industries	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	4,803	4,683	5,093
The Emerald Green Group, LLC	Food Services and Drinking Places	Term Loan	2 Yr Libor plus 5.65%	8/1/2029	6,503	6,309	6,462
The Camera Division, LLC	Electronics and Appliance Stores	Term Loan	5 Yr Libor plus 7.25%	9/1/2029	11,318	10,952	11,514
XL Soccer World Orlando II LLC and XL Soccer World Orlando LLC	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 3.25%	11/1/2045	770	616	845
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	10,586	10,374	11,121
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	6,192	6,068	6,505
JW Aviation LLC and 21 Air LLC and AMN Doral LLC	Other Nonscheduled Air Transportation	Term Loan	2 Yr Libor plus 8.25%	12/1/2044	2,520	2,432	3,036
Tricare Unlimited LLC and Geron Enterprises LLC	Nursing Care Facillities(Skilled Nursing Facilities)	Term Loan	2 Yr Treasury plus 6.51%	1/1/2045	5,760	5,602	6,316
E Entities LLC	Exterminating & Pest Control Services	Term Loan	5 Yr Treasury plus 7.71%	1/1/2030	6,000	5,850	6,499
Total					$64,720	$62,908	$68,426
(1) Fair value determined using significant unobservable inputs.

The following tables show certain summarized financial information for NCL:

Selected Statement of Assets and Liabilities Information	December 31, 2020	December 31, 2019
	(Unaudited)
Cash	$1,493	$1,299
Investments in loans, at fair value (amortized cost of $73,197,000 and $62,908,000, respectively)	77,219	68,426
Other assets	1,274	1,094
Total assets	$79,986	$70,819

Bank notes payable	$38,792	$36,938
Other liabilities	1,138	1,635
Total liabilities	39,930	38,573

Net assets	40,056	32,246
Total liabilities and net assets	$79,986	$70,819

Selected Statements of Operations Information	Year Ended December 31,
	2020	2019
Interest and other income	$6,136	$1,344
Total expenses	3,401	1,192
Net investment (loss) income	2,735	152
Net unrealized appreciation (depreciation) on investments	(1,496)	5,517
Net increase in net assets resulting from operations	$1,239	$5,669

Non-Control Debt Investments

On September 1, 2020, the Company purchased three loans from NBL, a wholly-owned controlled portfolio company. The purchases were made at par and no realized or unrealized gains or losses have been recorded related to the transaction. As of December 31, 2020, two of the loans have paid off and one remains on the Company’s balance sheet. The Company is not affiliated with the borrowers of the loans.
NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled and non-controlled affiliated companies for the year ended December 31, 2020 were as follows:

Portfolio Company	Fair Value at December 31, 2019	Purchases (Cost)	Principal Received	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Fair Value at December 31, 2020	Interest and Other Income	Dividend Income
Controlled Investments
Newtek Merchant Solutions, LLC (NMS)	$121,250	$—	$—	$—	$(9,750)	$111,500	$—	$9,450
Mobil Money, LLC	3,750	—	—	—	(1,250)	2,500	—	—
Newtek Technology Solutions, Inc. (NTS)[1]	31,011	1,210	(625)	—	10,200	41,796	1,129	1,175
CDS Business Services, Inc.	8,000	4,560	—	—	(6,660)	5,900	654	—
Small Business Lending, LLC	10,050	—	—	—	—	10,050	41	—
Newtek Insurance Agency, LLC	2,215	—	—	—	(65)	2,150	—	—
PMTWorks Payroll, LLC	—	150	—	—	(150)	—	—	—
Titanium Asset Management LLC	390	—	—	—	265	655	—	—

POS on Cloud, LLC	775	275	—	—	—	1,050	87	—
Excel WebSolutions, LLC	—	—	—	—	—	—	—	—
Newtek Conventional Lending, LLC	16,123	4,957	(225)	—	(827)	20,028	—	1,227
Advanced Cyber Security Systems, LLC	—	—	—	—	—	—	22	—
Newtek Business Lending, LLC	22,253	40,285	(18,996)	—	—	43,542	—	1,600
Total Controlled Investments	$215,817	$51,437	$(19,846)	$—	$(8,237)	$239,171	$1,933	$13,452
Non-Control Investments
EMCAP Loan Holdings, LLC	$1,000	$—	$—	$—	$—	$1,000	$—	$104
Total Affiliate Investments	$216,817	$51,437	$(19,846)	$—	$(8,237)	$240,171	$1,933	$13,556
(1) On January 1, 2021, IPM and SIDCO became subsidiaries of NTS. The above table reflects the combined fair values, unrealized appreciation and amount of dividends credited to income. During the year ended December 31, 2020, $10,200,000 of unrealized appreciation related to the investment in NTS. During the year ended December 31, 2020, $350,000 and $825,000 of dividend income was earned from IPM and SIDCO, respectively.

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

At December 31, 2020, the Related Party RLOC interest rate was 2.74%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings from NMS at December 31, 2020 under the Related Party RLOC were $24,090,000.

For the years ended December 31, 2020, 2019 and 2018, interest expense was $430,000, $911,000 and $916,000, respectively.

Expenses Incurred from Controlled Portfolio Companies

The Company incurs expenses from certain controlled portfolio companies including managed technology services from NTS, origination and loan processing fees from various related parties and payroll processing fees from PMT.

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Managed technology services	$1,754	$1,026	$725
Origination and loan processing	9,886	9,975	41
Loan servicing	37	—	—
Referral fees	—	—	104
Payroll processing fees	34	35	42
Total	$11,711	$11,036	$912

The Company also sub-leases portions of its office space in Lake Success, New York to certain portfolio companies. Amounts charged were as follows:

	Year Ended
Portfolio Company	December 31, 2020	December 31, 2019	December 31, 2018
Newtek Merchant Solutions, LLC	$221	$232	$166
Newtek Technology Solutions, Inc.	11	11	11
Small Business Lending, LLC	292	244	75
Newtek Insurance Agency, LLC	58	61	88
CDS Business Services, Inc.	82	69	57
Premier Payments LLC[1]	—	—	38
PMTWorks Payroll, LLC	30	44	32
Newtek Business Lending, LLC	6	8	2
Total	$700	$669	$469
(1) On December 31, 2018, Premier was merged into NMS.

Amounts due from related parties were $6,112,000 and $2,972,000 at December 31, 2020 and December 31, 2019, respectively. Amounts due to related parties were $2,133,000 and $131,000 at December 31, 2020 and December 31, 2019, respectively.

Managerial Assistance Fees from Controlled Investments

The Company offers managerial assistance to all portfolio companies and currently provides managerial assistance to certain controlled portfolio companies. Fees are recorded on a quarterly basis, are recurring in nature, and are charged consistently based on estimates of time and effort spent by certain employees providing managerial services. The table below summarizes amounts charged to each controlled portfolio company, and are recorded as a credit to salaries and benefits in the consolidated statements of operations.

	Year Ended
Portfolio Company	December 31, 2020	December 31, 2019	December 31, 2018
Newtek Merchant Solutions, LLC	$402	$373	$385
Newtek Technology Solutions, Inc.[2]	509	476	508
PMTWorks Payroll, LLC	105	185	85
Newtek Insurance Agency, LLC	127	185	175
banc-serv Partners, LLC	—	87	248
Premier Payment LLC[1]	—	—	172
CDS Business Services, Inc.	123	88	88
International Professional Marketing, Inc.[2]	91	93	89
SIDCO, LLC[2]	96	111	93
Mobil Money, LLC	121	133	67
Newtek Business Lending, LLC	135	93	12
Small Business Lending, LLC	507	449	366
Total	$2,216	$2,273	$2,288
(1) On December 31, 2018, Premier was merged into NMS.
(2) On January 1, 2021, IPM and SIDCO became subsidiaries of NTS.
Other Transactions with Related Parties
The Company was a party to an advisory services agreement (the “AK Agreement”) with AK Capital, LLC (“AK Capital”) to provide consulting and advisory services to the Company in connection with the sale and/or securitization of participations in SBA guaranteed and unguaranteed SBA 7(a) loans. The agreement was terminated in November 2019. During the years ended December 31, 2020, 2019 and 2018 the Company incurred $0, $9,000 and $14,000 in fees respectively, from AK Capital. The Company’s Chief Executive Officer was a director of AK Capital during 2019 and 2018.

The nephew of the Chief Executive Officer of the Company is employed by one of the Company’s controlled portfolio companies and earned annual compensation in excess of $125,000 during 2018, 2019, and 2020.

NOTE 5—SERVICING ASSETS:
Servicing assets are measured at fair value. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells.
The following table summarizes the fair value and valuation assumptions related to servicing assets at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Fair Value	$26,061	$24,411
Discount factor[1]	11.24%	13.38%
Cumulative prepayment rate	20.00%	26.00%
Average cumulative default rate	25.00%	22.00%
(1) Determined based on risk spreads and observable secondary market transactions.
Servicing fee income earned for the years ended December 31, 2020, 2019, and 2018 was $11,154,000, $10,078,000, and $8,552,000, respectively.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date. There were no transfers to or from Level 3 of the fair value hierarchy for assets and liabilities during the years ended December 31, 2020 or 2019.
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

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded. In addition, the COVID-19 pandemic is an unprecedented circumstance that could further negatively impact the fair value of the Company’s investments after December 31, 2020 by circumstances and events that are not yet known.

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of December 31, 2020 and December 31, 2019:

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
SBA unguaranteed non-affiliate investments	$407,748	$—	$—	$407,748
SBA guaranteed non-affiliate investments	17,822	—	17,822	—
Controlled investments	219,143	—	—	219,143
Other real estate owned[1]	2,717	—	2,717	—
Non-control investments	6,447	—	—	6,447
Servicing assets	26,061	—	—	26,061
Controlled investments measured at NAV[2]	20,028	—	—	—
Total assets	$699,966	$—	$20,539	$659,399
(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities
(2) The Company’s investment in NCL is measured at fair value using NAV and has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Statement of Assets and Liabilities.

The change in unrealized appreciation (depreciation) included in the consolidated statements of operations attributable to Level 3 investments held at December 31, 2020 includes $176,000 in unrealized depreciation on SBA unguaranteed non-affiliate investments, $7,410,000 in unrealized appreciation on controlled investments and $1,525,000 in unrealized depreciation on servicing assets.

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
(3) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities

The following tables represents the changes in investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control Investments	Contingent Consideration Liabilities[1]
Fair value, December 31, 2019	$417,223	$199,694	$24,411	$1,000	$621
Net change in unrealized appreciation (depreciation)	(176)	(7,410)	(1,525)	—	—
Realized loss	(8,367)	—	—	—	—
SBA unguaranteed non-affiliate investments, funded	48,824	—	—	—	—
Foreclosed real estate acquired	(1,588)	—	—	—	—
Purchase of investments	—	46,480	—	15,296	—
Purchase of loans from SBA	6,804	—	—	—	—
Change in fair value of contingent consideration liabilities	—	—	—	—	54
Payment of contingent consideration	—	—	—	—	(675)
Net accretion of premium/discount	(172)	—	—	—	—
Return of investment	—	(18,996)	—	—	—
Principal payments received on debt investments	(54,800)	(625)	—	(9,849)	—
Additions to servicing assets	—	—	3,175	—	—
Fair value, December 31, 2020	$407,748	$219,143	$26,061	$6,447	$—
(1) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities

	Year Ended December 31, 2019
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control Investments	Contingent Consideration Liabilities[1]
Fair value, December 31, 2018	$349,402	$171,585	$21,360	$1,000	$1,733
Net change in unrealized appreciation (depreciation)	(6,291)	9,358	(5,178)	—	—
Realized gain (loss)	(3,924)	—	—	—	—
SBA unguaranteed non-affiliate investments, funded	130,214	—	—	—	—
Foreclosed real estate acquired	(2,540)	—	—	—	—
Purchase of investments	—	25,380	—	—	—
Return of investment	—	(4,200)	—	—	—
Net accretion of premium/discount	(8)	—	—	—	—
Change in fair value of contingent consideration liabilities	—	—	—	—	42
Payment of contingent consideration	—	—	—	—	(1,154)
Principal payments received on debt investments	(49,630)	(2,429)	—	—	—
Additions to servicing assets	—	—	8,229	—	—
Fair value, December 31, 2019	$417,223	$199,694	$24,411	$1,000	$621
(1) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2020 and December 31, 2019. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at December 31, 2020 and December 31, 2019.

	Fair Value as of		Weighted	Range
	December 31, 2020	Unobservable Input	Average[1]	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - accrual loans	$378,329	Market yields	4.00%	4.00%	4.00%
SBA unguaranteed non-affiliate investments - non-accrual loans	$29,419	Market yields	4.34%	4.34%	4.34%
Controlled equity investments[1]	$199,342	EBITDA multiples[2]	9.20x	6.00x	10.00x
		Revenue multiples[2]	1.17x	1.0x	2.30x
		Weighted average cost of capital[2]	12.73%	11.10%	18.40%
Controlled debt investments	$19,801	Market yields	9.69%	3.80%	10.00%
Non-control equity investments	$1,000	Asset value	N/A	N/A	N/A
Non-control debt investments	$5,447	Recent transaction	N/A	N/A	N/A
Servicing assets	$26,061	Market yields	11.24%	11.24%	11.24%
(1) Weighted by relative fair value.
(2) The Company valued $143,650,000 of investments using an equal weighting of EBITDA and revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $55,692,000 of investments using only discounted cash flows.

	Fair Value as of		Weighted	Range
	December 31, 2019	Unobservable Input	Average[1]	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - accrual loans	$382,986	Market yields	5.20%	5.20%	5.20%
SBA unguaranteed non-affiliate investments - non-accrual loans	$34,237	Market yields	5.33%	5.33%	5.33%
Controlled equity investments[1]	$181,917	EBITDA multiples[2]	8.20x	4.50x	9.00x
		Revenue multiples[2]	1.07x	0.15x	2.30x
		Weighted average cost of capital[2]	11.92%	10.70%	18.50%
Controlled debt investments	$17,777	Market yields	9.03%	5.25%	10.00%
Non-control equity investments	$1,000	Asset value	N/A	N/A	N/A
Servicing assets	$24,411	Market yields	13.38%	13.38%	13.38%
Liabilities:
Contingent consideration liabilities	$621	Projected EBITDA and probability of achievement	N/A	N/A	N/A
(1) Weighted by relative fair value.
(2) The Company valued $143,265,000 of investments using an equal weighting of EBITDA and revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $38,653,000 of investments using only discounted cash flows.
NOTE 7—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITES:

The following table details the components of accounts payable, accrued expenses and other liabilities at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Due to participants and SBA[1]	$18,361	$11,169
Accrued payroll and related expenses	1,507	2,337
Accrued interest	1,484	1,200
Loan processing, servicing and other loan related expenses	2,655	3,023
Contingent consideration liabilities	—	621
Other	3,601	2,474
Total accounts payable, accrued expenses and other liabilities	$27,608	20,824
(1) Represents loan related remittances received by NSBF, and due to third parties.

NOTE 8—BORROWINGS:

At December 31, 2020 and December 31, 2019, the Company had borrowings comprised of the following:

	December 31, 2020			December 31, 2019
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed[1]	$150,000	$52,500	2.50%	$150,000	$30,000	4.00%
Capital One line of credit - unguaranteed[1]	—	33,839	3.50%	—	—	5.00%
Notes due 2023	57,500	56,505	6.25%	57,500	56,035	6.25%
Notes due 2024	63,250	61,774	5.75%	63,250	61,354	5.75%
Notes due 2025	5,000	4,735	6.85%	—	—	—%
Notes payable - related parties	50,000	24,090	2.74%	50,000	12,163	4.71%
Notes payable - Securitization Trusts	221,752	218,339	2.39%	276,637	272,376	3.97%
Total	$547,502	$451,782	3.54%	$597,387	$431,928	4.61%
(1) Total combined commitments of the guaranteed and unguaranteed lines of credit were $150,000,000 at December 31, 2020 and December 31, 2019.

As of December 31, 2020, our asset coverage was 174%.

Outstanding borrowings under the 2023 Notes, 2024 Notes, 2025 Notes and Notes payable - Securitization Trusts consisted of the following:

	December 31, 2020				December 31, 2019
	Notes Due 2023	Notes Due 2024	Notes Due 2025	Notes Payable- Securitization Trusts	Notes Due 2023	Notes Due 2024	Notes Payable- Securitization Trusts
Principal balance	$57,500	$63,250	$5,000	$221,752	$57,500	$63,250	$276,637
Unamortized deferred financing costs	(995)	(1,476)	(265)	(3,413)	(1,465)	(1,896)	(4,261)
Net carrying amount	$56,505	$61,774	$4,735	$218,339	$56,035	$61,354	$272,376
At December 31, 2020 and December 31, 2019, the carrying amount of the Company’s borrowings under the Capital One lines of credit, Notes payable - related parties and Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

The fair values of the fixed rate 2023 Notes and 2024 Notes are based on the closing public share price on the date of measurement. On December 31, 2020, the closing price of the 2023 Notes was $25.45 per note, or $58,535,000. On December 31, 2019, the closing price of the 2023 Notes was $25.68 per note, or $59,064,000. On December 31, 2020, the closing price of the 2024 Notes was $25.26 per note, or $63,908,000. On December 31, 2019, the closing price of the 2024 Notes was $25.94 per note, or $65,628,000. These borrowings are not recorded at fair value on a recurring basis. The fixed rate 2025 Notes are held at par as of December 31, 2020.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the year ended December 31, 2020, 2019, and 2018 was $17,875,000, $20,415,000 and $16,046,000, respectively.

Capital One Facilities

In May 2017, NSBF amended its Capital One facility to increase the facility from $50,000,000 to $100,000,000 and reduce the interest rate. The facility was amended again in June 2018 and the portion of the facility, collateralized by the government guaranteed portion of SBA 7(a) loans, was reduced to Prime minus 0.75% (previously Prime minus 0.25%). The interest rate on the portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, was reduced to Prime plus 0.25% (previously Prime plus 0.75%). The facility provides for a 55% advance rate on the non-guaranteed portions of the SBA 7(a) loans NSBF originates, and a 90% advance rate on the guaranteed portions of SBA 7(a) loans NSBF originates. In addition, the amendment extended the date on which the facility will convert to a term loan from May 16, 2017 to May 11, 2020 and extended the maturity date of the facility to May 11, 2022. In June 2019, the facility was increased from $100,000,000 to $150,000,000. In May 2020, the facility was amended to extend both the maturity date and date on which the facility will convert to a term loan by a period of three years. On May 7, 2020, NSBF amended its existing line of credit with Capital One to, among other things, extend the maturity date on which the credit facility will convert into a term loan for a period of three years to May 7, 2023, with the term loan maturing on May 7, 2025.

At December 31, 2020, there was $52,500,000 and $33,839,000 outstanding under the guaranteed and unguaranteed lines of credit, respectively. At December 31, 2020, NSBF was in full compliance with all applicable loan covenants.

For the years ended December 31, 2020, 2019 and 2018, interest expense including amortization of related deferred financing costs was $1,436,000, $2,122,000 and $1,473,000, respectively.

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

For the year ended December 31, 2018 interest expense including amortization of related deferred financing costs was $718,000. No interest expense was incurred during the years ended December 31, 2020 and December 31, 2019.

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

No interest expense was incurred during the year ended December 31, 2020. For the years ended December 31, 2019 and 2018, interest expense including amortization of related deferred financing costs was $469,000 and $707,000, respectively.

Notes dues 2023

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

On February 22, 2021, the Company redeemed all $57,500,000 in aggregate principal amount of the 2023 Notes on the redemption date of February 22, 2021, at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from December 1, 2020, through, but excluding, the redemption date. For more information, see “NOTE 19—SUBSEQUENT EVENTS.”

For the years ended December 31, 2020, 2019, and 2018 interest expense including amortization of related deferred financing costs was $4,064,000, $4,065,000, and $3,483,000, respectively.

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

For the years ended December 31, 2020 and 2019 interest expense including amortization of related deferred financing costs was $4,057,000 and $1,701,000. No interest expense was incurred during the year ended December 31, 2018.

Notes due 2025

On November 27, 2020, the Company closed an exempt offering of $5,000,000 in aggregate principal amount of its 2025 Notes. The offering was consummated pursuant to the terms of a purchase agreement dated November 27, 2020 among the Company and an accredited investor. The purchase agreement provided for the 2025 Notes to be issued to the Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes will mature on November 30, 2025 and may be redeemed in whole or in part at any time. The 2025 Notes bear interest at a rate of 6.85% per year payable quarterly on February 28, May 31, August 31 and November 30, of each year, beginning February 28, 2021. Total net proceeds received after deducting structuring fees and estimated offering expenses was $4.8 million. Under the Purchase Agreement, the Company may issue additional Notes in aggregate principal amount of up to $10 million to the Purchaser by placement notice delivered to the Purchaser on or before March 31, 2021, and, by mutual agreement of the parties, of up to $15 million in aggregate principal amount of additional Notes by placement notice delivered to the Purchaser after March 31, 2021 and before November 30, 2022.

For the year ended December 31, 2020 interest expense including amortization of related deferred financing costs was $37,000. No interest expense was incurred during the years ended December 31, 2019 and December 31, 2018.

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

For the years ended December 31, 2020, 2019 and 2018, interest expense including amortization of related deferred financing costs and discount was $7,853,000, $11,148,000, and $8,748,000, respectively.

At December 31, 2020 and 2019, the assets of the consolidated Trusts totaled $323,000,000 and $375,295,000, respectively. The liabilities of the consolidated Trusts totaled $221,752,000 and $276,637,000, respectively.

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

At December 31, 2020, the Related Party RLOC interest rate was 2.74%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings from NMS at December 31, 2020 under the Related Party RLOC were $24,090,000.

For the years ended December 31, 2020, 2019 and 2018, interest expense was $430,000, $911,000 and $916,000, respectively.
Total expected principal repayments on the Company’s borrowings for the next five fiscal years and thereafter are as follows:

December 31,	Borrowings
2021	$—
2022	—
2023	167,929
2024	63,250
2025	5,000
Thereafter	221,752
$457,931

NOTE 9—COMMITMENTS AND CONTINGENCIES:
Operating and Employment Commitments
The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2027. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses.
The following summarizes the Company’s obligations and commitments, as of December 31, 2020 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements[1]	Total
2021	$1,604	$403	$2,007
2022	1,576	—	1,576
2023	1,619	—	1,619
2024	1,663	—	1,663
2025	1,708	—	1,708
Thereafter	1,962	—	1,962
Total	$10,132	$403	$10,535
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
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBC. Maximum borrowings under the Sterling Receivable and Inventory Facility are $35,000,000. The Sterling Receivable and Inventory Facility matures in August 2022 and automatically renews annually. At December 31, 2020, total principal owed by NBC was $18,411,000. In addition, the Company deposited $750,000 to collateralize the guarantee. At December 31, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Facility. Maximum borrowings under the NBL Facility are $75,000,000 with an accordion feature to increase maximum borrowings to $150,000,000. The NBL Facility matures in November 2023. At December 31, 2020, total principal owed by NBL was $44,216,000. At December 31, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50,000,000. The Webster Facility matures in November 2023. At December 31, 2020, total principal outstanding was $36,375,000. At December 31, 2020, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At December 31, 2020, the Company had $3,263,000 of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

At December 31, 2020, NCL had $568,000 of unfunded commitments in connection with partial funding of certain of its non-conforming conventional commercial and industrial term loan investments. NCL will fund 50% of the total unfunded commitments. NCL will fund these commitments from the same sources it uses to fund its other investment commitments.

NOTE 10—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

	Year Ended December 31,						Period Ended Dec. 31, 2014[7]
	2020	2019	2018	2017	2016	2015
Per share data¹
Net asset value at beginning of period	$15.70	$15.19	$15.08	$14.30	$14.06	$16.31	$13.49
Net investment income (loss)	1.51	(0.29)	(0.40)	(0.45)	(0.64)	(0.57)	(0.33)
Net realized gain on investments	0.54	2.61	2.31	2.27	2.17	3.14	0.08
Net unrealized appreciation (depreciation) on investments	(0.44)	0.24	0.36	0.75	0.85	0.94	0.36
Net unrealized depreciation on servicing assets	(0.07)	(0.27)	(0.30)	(0.20)	(0.16)	(0.13)	(0.02)
Change in deferred taxes	0.05	(0.16)	(0.06)	(0.12)	(0.34)	(0.06)	—
Net increase in net assets resulting from operations	1.59	2.13	1.91	2.25	1.88	3.32	0.09
Distributions to common stockholders	(2.05)	(2.15)	(1.80)	(1.64)	(1.53)	(4.45)	—
Stock-based compensation expense	0.03	0.03	0.02	0.05	0.04	—	—
Accretive effect of stock offerings (issuing shares above NAV per share)	0.20	0.51	0.04	0.02	—	2.43	2.73
Accretive effect of shares issued in connection with DRIP (issuing shares above NAV per share)	—	0.01	0.01	0.01	—	—	—
Dilutive effect of restricted stock awards	(0.01)	(0.01)	(0.08)	—	(0.11)	(3.07)	—
Other⁴	(0.01)	(0.01)	0.01	0.09	(0.01)	0.02	—
Net asset value at end of period	$15.45	$15.70	$15.19	$15.08	$14.30	$14.06	$16.31

	Year Ended December 31,						Period Ended Dec. 31, 2014[7]
	2020	2019	2018	2017	2016	2015
Per share market value at end of period	$19.69	$22.65	$17.44	$18.49	$15.90	$14.32	$14.76
Total return based on market value²	(2.12)%	17.55%	4.06%	26.60%	24.51%	24.46%	13.10%
Total return based on average net asset value³	11.46%	17.48%	12.67%	16.92%	12.59%	13.52%	20.87%
Shares outstanding at end of period (in thousands)	21,970	20,530	18,919	18,457	14,624	14,509	10,206

Ratios/Supplemental Data:
Net assets at end of period	$339,353	$322,225	$287,445	$278,329	$209,094	$203,949	$166,418
Ratio of expenses to average net assets	18.64%	21.29%	20.15%	19.20%	19.48%	17.42%	20.46%
Ratio of net investment income (loss) to average net assets	9.90%	(1.84)%	(2.65)%	(3.23)%	(4.48)%	(3.34)%	(11.99)%
Portfolio turnover[6]	206.49%	130.71%	130.41%	116.40%	109.60%	103.50%	5.08%
Average debt outstanding	$406,005	$388,525	$279,254	$193,747	$151,502	$128,680	$108,483
Average debt outstanding per share	$18.48	$18.92	$14.76	$10.50	$10.36	$8.87	$10.63
Asset coverage ratio⁵	174%	173%	185%	229%	222%	249%	223%
Senior securities outstanding	$457,931	$439,550	$337,501	$221,007	$176,019	$134,816	$122,543
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
(6) Portfolio turnover is calculated by dividing (a) the lesser of purchases or sales of portfolio securities by (b) the average total investments at fair value. The calculation includes PPP loan activity beginning in 2020.
(7) The Company converted to a BDC on November 12, 2014 and therefore a partial period is shown through December 31, 2014.

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

The Board approves the issuance of shares of restricted stock to employees and directors pursuant to the Equity Incentive Plan. These shares generally vest over a one to three year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the Equity Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of December 31, 2020.

Restricted Stock authorized under the plan[1]	1,500,000
Less net restricted stock (granted)/forfeited during:
Year ended December 31, 2016	(120,933)
Year ended December 31, 2017	(5,007)
Year ended December 31, 2018	(93,568)
Year ended December 31, 2019	(6,285)
Year ended December 31, 2020	2,639
Restricted stock available for issuance as of December 31, 2020	1,276,846
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

As of December 31, 2020, there was $142,000 of total unrecognized compensation expense related to unvested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 7 months as of December 31, 2020.

For the years ended December 31, 2020, 2019, and 2018, the Company recognized total stock-based compensation expense of $567,000, $636,000, and $585,000, respectively.

NOTE 12—COMMON STOCK:

ATM Program

On August 31, 2018, the Company entered into the 2017 ATM Equity Distribution Agreement which increased the maximum number of shares that the Company may offer and sell under its then-existing ATM distribution agreement up to 4,400,000 shares of common stock from time to time through the ATM placement agents.

The following table summarizes the total shares sold and net proceeds received under the 2017 ATM Equity Distribution Agreement:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Shares sold	—	187,962	291,232
Net weighted average price per share	$—	$19.46	$19.14
Net proceeds	$—	$3,650	$5,196

On July 8, 2019, the Company gave notice to terminate the 2017 ATM Equity Distribution Agreement, with such termination effective as of July 9, 2019. As of July 9, 2019, the Company had sold 1,618,375 shares of its common stock under the 2017 ATM Equity Distribution Agreement, and received net proceeds of $28,466,000. The Company paid the ATM placement agents $586,000 in compensation.

On July 10, 2019, the Company entered into the 2019 ATM Equity Distribution Agreement. The 2019 ATM Equity Distribution Agreement provided that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. On February 28, 2020, we amended the 2019 ATM Equity Distribution Agreement to add UBS Securities LLC as a placement agent. The company paid the placement agents $141,000 in compensation during the year ended December 31, 2020.

The following table summarizes the total shares sold and net proceeds received under the 2019 ATM Equity Distribution Agreement:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Shares sold	359,819	1,356,698	—
Net weighted average price per share	$20.40	$22.27	$—
Net proceeds	$7,342	$30,212	$—

On June 24, 2020, the Company terminated the 2019 ATM Equity Distribution Agreement. As of June 24, 2020, the Company had sold 1,716,517 shares of its common stock under the Amended 2019 ATM Equity Distribution Agreement, and received net proceeds of $37,554,000. The Company paid the ATM placement agents a total of $758,000 in compensation under the 2019 ATM Equity Distribution Agreement.

On June 25, 2020, the Company entered into the 2020 ATM Equity Distribution Agreement. The 2020 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. The company paid the placement agents $374,000 in compensation during the year ended December 31, 2020. As of December 31, 2020, there were 1,977,421 shares of common stock available for sale under the 2020 ATM Equity Distribution Agreement.

The following table summarizes the total shares sold and net proceeds received under the 2020 ATM Equity Distribution Agreement:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Shares sold	1,022,579	—	—
Net weighted average price per share	$17.95	$—	$—
Net proceeds	$18,334	$—	$—

The Company used the net proceeds for funding investments in debt and equity securities in accordance with its investment objective and strategies.

Investment in Mobil Money

During the year ended December 31, 2018, in connection with its investment in Mobil Money, the Company issued 10,966 restricted common shares valued at $200,000.

NOTE 13—EARNINGS PER SHARE:

The following table summarizes the calculations for the net increase in net assets resulting from operations per common share for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Net increase in net assets resulting from operations	$33,619	$41,135	$35,678
Weighted average shares outstanding	21,146	19,326	18,714
Net increase in net assets resulting from operations per share	$1.59	$2.13	$1.91

NOTE 14—LEASES:

Under ASC 842, operating lease expense is generally recognized on a straight-line basis over the term of the lease. The Company has entered into operating lease agreements for office space with remaining contractual terms up to 6 years, some of which include renewal options that extend the leases for up to 10 years. These renewal options are not considered in the remaining lease term unless it is reasonably certain the Company will exercise such options. The operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The following table summarizes supplemental cash flow and other information related to our operating leases:

	Year Ended December 31,
	2020	2019	2018
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$1,646	$1,609	n/a
Weighted-average remaining lease term - operating leases	6.12 years	7.03 years	n/a
Weighted-average discount rate - operating leases	4.76%	4.76%	n/a
Total lease costs (included in other general and administrative costs on the consolidated statements of operations)	$840	$941	$1,238

The following table represents the maturity of the Company’s operating lease liabilities as of December 31, 2020:

Maturity of Lease Liabilities
2021	1,555
2022	1,576
2023	1,619
2024	1,663
2025	1,708
Thereafter	1,962
Total future minimum lease payments	$10,083
Less: Imputed interest	$(1,386)
Present value of future minimum lease payments	$8,697

NOTE 15—DIVIDENDS AND DISTRIBUTIONS:

The Company’s dividends and distributions are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions during the years ended December 31, 2020 and 2019.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2020
February 5, 2020	March 18, 2020	March 31, 2020	$0.44	$8,882	18	$224
June 12, 2020	July 15, 2020	July 31, 2020	$0.56	$11,450	13	$235
July 20, 2020	September 21, 2020	September 30, 2020	$0.58	$12,107	13	$231
November 11, 2020	December 18, 2020	December 30, 2020	$0.47	$10,144	7	$121

Year ended December 31, 2019
February 15, 2019	March 15, 2019	March 29, 2019	$0.40	$7,355	12	$220
May 1, 2019	June 14, 2019	June 28, 2019	$0.46	$8,482	12	$260
August 21, 2019	September 20, 2019	September 30, 2019	$0.58	$10,899	14	$300
October 10, 2019	December 16, 2019	December 30, 2019	$0.71	$14,034	16	$347

During the years ended December 31, 2020 and 2019, an additional 12,400 and 12,200 shares valued at $228,000 and $267,000, respectively, were issued related to dividends on unvested restricted stock awards.

NOTE 16—BENEFIT PLANS:
Defined Contribution Plan
The Company’s employees participate in a defined contribution 401(k) plan (the “Plan”) adopted in 2004 which covers substantially all employees based on eligibility. The Plan is designed to encourage savings on the part of eligible employees and qualifies under Section 401(k) of the Code. Under the Plan, eligible employees may elect to have a portion of their pay, including overtime and bonuses, reduced each pay period, as pre-tax contributions up to the maximum allowed by law. The Company may elect to make a matching contribution equal to a specified percentage of the participant’s contribution, on their behalf as a pre-tax contribution. For the years ended December 31, 2020, 2019 and 2018, the Company matched 50% of the first 2% of employee contributions, resulting in $73,000, $131,000 and $126,000 in expense, respectively.

NOTE 17—INCOME TAXES:

As a RIC, the Company must distribute substantially all of its respective net taxable income each tax year as dividends to its shareholders. Accordingly, no provision for federal income tax has been made in the financial statements for the years ended December 31, 2020, 2019 and 2018.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences, including the offset of net operating losses against net short-term gains and nondeductible meals and entertainment, have no impact on net assets. During the year ended December 31, 2020, the Company decreased additional paid in capital by $412,000 and increased accumulated undistributed earnings by $412,000. During the year ended December 31, 2019, the Company decreased additional paid in capital by $290,000 and increased accumulated undistributed earnings by $290,000.

Taxable income generally differs from net increase (decrease) in net assets for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2020, 2019 and 2018:

	December 31, 2020	December 31, 2019	December 31, 2018
Net increase in net assets	$33,619	$41,135	$35,678
Net change in unrealized depreciation on investments	10,733	482	(1,069)
Net change in deferred tax liabilities	(999)	3,164	1,077
GAAP versus tax basis consolidation of subsidiaries	782	1,329	926
Other income (deductions/losses) for tax, not book	(99)	(24)	1,029
Other differences	(705)	(4,500)	(3,844)
Taxable income before deductions for distributions	$43,331	$41,586	$33,797

The tax character of distributions paid during the years ended December 31, 2020, 2019 and 2018 were as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Ordinary income	$43,393	$37,709	$32,499
Long-term capital gains	—	4,187	1,034
Return of capital	—	—	—

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Approximately 28% of the Company’s ordinary income was from qualified dividends. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings on a book basis for the years ended December 31, 2020, 2019 and 2018 were as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Undistributed ordinary income - tax basis	$3,577	$3,713	$4,045
Net change in unrealized appreciation on investments	7,077	16,811	20,457
GAAP versus tax basis consolidation of subsidiaries	(1,668)	(887)	442
Other temporary differences	13,294	12,215	7,624
Total accumulated earnings - book basis	$22,280	$31,852	$32,568

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

We had one unconsolidated subsidiary that met at least one of the significance conditions under Rule 1-02(w) of Regulation S-X during certain periods presented for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to the Form 10-K. Accordingly, the audited financial statements of NMS for the years ended December 31, 2020, 2019 and 2018 have been attached as exhibits.

In addition, we had one portfolio company that is required to have supplemental disclosure incorporated in our financial statements in accordance with Regulation S-X section 4-08(g), along with summarized financial information. Accordingly, the summarized financial information of our unconsolidated subsidiary, NBL, which originates, purchases and sells commercial loans under the SBA’s 504 loans program, is as follows:

Newtek Business Lending, LLC Balance Sheets	As of December 31, 2020	As of December 31, 2019
	(unaudited)
Current assets	86,858	30,021
Noncurrent assets	653	528
Total assets	87,511	30,549
Current liabilities	3,318	1,080
Noncurrent liabilities	44,216	12,165
Total liabilities	47,534	13,246
Total member’s equity	39,977	17,303

	Year Ended December 31,
Newtek Business Lending, LLC Statements of Income	2020	2019
Revenue	$6,069	$3,228
Expenses	3,037	2,955
Income from operations	$3,032	$273

Interest expense, net	1,427	1,465
Income (loss) before tax	1,605	(1,192)

Net unrealized appreciation on loans receivable - held for sale, at fair value	$1,402	$160
Income taxes	(22)	—
Net Income (Loss)	$2,985	$(1,031)

NOTE 19—SUBSEQUENT EVENTS:

Common Stock

From January 1, 2021 through March 26, 2021 the Company sold 430,470 shares of its common stock at a weighted average price of $20.93 per share under the 2020 ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $9,011,000. As of March 26, 2021, there were 1,546,951 shares of common stock available for sale under the 2020 ATM Equity Distribution Agreement.
Issuance of Notes due 2025

On January 6, 2021 the Company completed an offering of $10 million aggregate principal amount of its 6.85% notes due 2025. The offering was consummated pursuant to the terms of a purchase agreement dated November 27, 2020 among the Company and an accredited investor by a placement notice delivered to the purchaser prior to March 31, 2021. The purchase agreement provides for the Notes to be issued to the Purchaser in a private placement. The net proceeds from the sale of the

Notes were approximately $9.7 million, after deducting structuring fees and estimated offering expenses, each payable by the Company. The Company intends to use the net proceeds from the sale of the Notes to fund investments in debt and equity in accordance with its investment objectives and strategies. Under the Purchase Agreement, the Company may, by mutual agreement of the parties, issue up to $15 million in aggregate principal amount of additional Notes by placement notice delivered to the Purchaser after March 31, 2021 and before November 30, 2022.

Issuance of Notes due 2026 and Redemption of Notes due 2023

On January 22, 2021, the Company closed a public offering of $115,000,000 in aggregate principal amount of its 2026 Notes, including $15,000,000 in aggregate principal amount sold pursuant to a fully-exercised overallotment option. The 2026 Notes will mature on February 1, 2026 and may be redeemed in whole or in part at any time or from time to time at Newtek’s option on or after February 1, 2022. The 2026 Notes bear interest at a rate of 5.50% per year payable quarterly on February 1, May 1, August 1 and November 1, of each year, beginning May 1, 2021. Total net proceeds received after deducting underwriters’ discount and expenses was approximately $111,288,000. The 2026 Notes are listed on the Nasdaq Global Market under the trading symbol “NEWTZ.” A portion of the proceeds was used to redeem the outstanding 2023 Notes.

Issuance of Additional Notes due 2024

On February 16, 2021, the Company issued an additional $5,000,000 in aggregate principal amount of its 2024 Notes. The Notes will be treated as a single series with the existing 2024 Notes and will have the same terms as the Existing Notes. The Notes will have the same CUSIP number and will be fungible and rank equally with the Existing Notes. Upon issuance of the Notes, the outstanding aggregate principal amount of the Company’s 5.75% Notes due 2024 increased to $68,250,000.

Dividends

On February 23, 2021, the Company declared a first quarter 2021 cash dividend of $0.50 per share, which is payable on March 31, 2021 to shareholders of record as of March 22, 2021.

PPP Additional Rounds

On December 27, 2020, the Economic Aid Act was enacted by Congress in order to provide additional assistance to the hardest-hit small businesses, nonprofits, and venues that are struggling to recover from the impact of the COVID-19 pandemic. The Economic Aid Act provides funding for PPP loans through March 31, 2021 and a second round of forgivable loans through the PPP for small businesses and nonprofits experiencing significant revenue losses, made programmatic improvements to PPP, funds grants to shuttered venues, and enacted emergency enhancements to other SBA lending programs. This assistance will provide small business owners with the capital they need to survive the pandemic and includes critical resources for the smallest businesses. The Economic Aid Act also provides additional subsidies to certain existing SBA 7(a) borrowers. Specifically, under the Economic Aid Act, the SBA will pay an additional three months of payments of principal, interest, and fees on existing performing SBA 7(a) loans approved prior to March 27, 2020, capped at $9,000 per borrower per month and new SBA 7(a) borrowers with loans approved from February 1, 2020 through September 30, 2021, will receive 5 months of payments of principal, interest, and fees, capped at $9,000 per month. Beginning in January 2021, NSBF began offering PPP Second Draw Loans to eligible business. Eligibility for PPP Second Draw loans is limited to small businesses that have no more than 300 employees and demonstrate at least a 25 percent reduction in gross revenues between comparable quarters in 2019 and 2020. PPP Second Draw loans have a maximum loan size of 2.5X average monthly payroll costs, up to $2 million. In addition, small businesses assigned to the industry NAICS code 72 (Accommodation and Food Services) can receive PPP Second Draw loans equal to 3.5X average monthly payroll costs in order to helps these businesses combat onerous State and local restrictions. Borrowers are eligible to receive full loan forgiveness if they spend at least 60 percent of their PPP Second Draw loan on payroll costs over a time period of their choosing between 8 weeks and 24 weeks. In addition, NSBF is also offering PPP loans (first draw loans) through March 31, 2021. For PPP loans made on or after December 27, 2020, SBA will pay lenders fees based on the balance of the financing outstanding at the time of disbursement of the loan, for processing PPP loans in the following amounts: (i) for loans of not more than $50,000, an amount equal to the lesser of fifty (50) percent or $2,500; (ii) five (5) percent for loans of more than $50,000 and not more than $350,000; (iii) three (3) percent for loans of more than $350,000 and less than $2,000,000; and (iv) one (1) percent for loans of at least $2,000,000.

As of the date of this filing, the PPP Extension Act of 2021 has been passed by Congress and the Senate and is pending signature by the President of the United States. The bill would extend the deadline to submit PPP applications from March 31, 2021 to May 31, 2021.

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
Year Ended December 31, 2020

Portfolio Company	Type of Investment[1]	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income[3]	Fair Value at December 31, 2019	Gross Additions[4]	Gross Reductions[5]	Fair Value at December 31, 2020
Advanced Cyber Security Systems, LLC	50% Membership Interest[2]	$—	$—	$22	$—	$—	$—	$—

Automated Merchant Services, Inc.	100% Common Stock[2]	—	—	—	—	—	—	—

CDS Business Services, Inc.	100% Common Stock[2]	—	(3,000)	—	3,000	—	(3,000)	—
	Line of Credit (10%)	—	(3,660)	654	5,000	4,560	(3,660)	5,900

Newtek Technology Solutions, Inc.[7]	100% Common Stock[2]	—	10,200	—	19,800	10,200	—	30,000
	Line of Credit (10%)	—	—	2,304	10,361	460	—	10,821
	Line of Credit (Prime + 0.5%)[6]	—	—	20	—	750	—	750
	Line of Credit (Prime + 0.5%)[6]	—	—	16	850	—	(625)	225

Newtek Insurance Agency, LLC	100% Membership Interest[2]	—	(65)	—	2,215	—	(65)	2,150

PMTWorks Payroll, LLC	100% Membership Interest[2]	—	(150)	—	—	150	(150)	—
	Term Loans (10%-12%)[2]	—	—	—	—	—	—	—

Small Business Lending, LLC	100% Membership Interest[2]	—	—	—	9,650	—	—	9,650
	Term Loan (10%)	—	—	41	400	—	—	400

banc-serv Partners, LLC	100% Membership Interest[2]	—	—	—	—	—	—	—

Newtek Merchant Solutions, LLC	100% Membership Interest	—	(9,750)	9,450	121,250	—	(9,750)	111,500

Titanium Asset Management, LLC	100% Membership Interest[2]	—	—	—	—	—	—	—
	Term Loan (10%)[2]	—	265	—	390	—	265	655

Newtek Business Lending, LLC	100% Membership Interest[2]	—	—	1,600	22,253	40,285	(18,996)	43,542

Newtek Conventional Lending, LLC	50% Membership Interest	—	(827)	1,227	16,123	4,290	(385)	20,028

Portfolio Company	Type of Investment[1]	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income[3]	Fair Value at December 31, 2019	Gross Additions[4]	Gross Reductions[5]	Fair Value at December 31, 2020
Mobil Money, LLC	100% Membership Interest	—	(1,250)	—	3,750	—	(1,250)	2,500

POS on Cloud, LLC	50.1% Membership Interest[2]	—	—	—	—	—	—	—
	Term Loan (10%)	—	—	87	775	275	—	1,050

Excel WebSolutions LLC	Term Loans (10%)[2]	—	—	—	—	—	—	—
	100% Membership Interest[2]	—	—	—	—	—	—	—

Total Controlled Investments		$—	$(8,237)	$15,421	$215,817	$60,970	$(37,616)	$239,171

Non-Control Investments
EMCAP Loan Holdings, LLC	6.04% Membership Interest	—	—	104	1,000	—	—	1,000

Total Affiliate Investments		$—	$(8,237)	$15,525	$216,817	$60,970	$(37,616)	$240,171

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
(6) Index based floating rate debt investments bear interest at rate of Prime plus a contractual spread which typically resets monthly. At December 31, 2020, the Prime rate in effect was 3.25%.
(7) On January 1, 2021, IPM and SIDCO became subsidiaries of NTS. As a result, The Schedule of Investments in and Advances to Affiliates shows IPM and SIDCO under NTS.