Form 10-Q
period 2021-03-31
Newtek Business Services Corp.
filed 2021-05-13
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 12, 2021, there were 22,509,718 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

Table of Contents

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to Newtek Business Services Corp. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2010-1 Trust	Newtek Small Business Loan Trust, Series 2010-1, terminated in March 2019
2013-1 Trust	Newtek Small Business Loan Trust, Series 2013-1, terminated in October 2018
2014-1 Trust	Newtek Small Business Loan Trust, Series 2014-1, terminated in July 2019
2016-1 Trust	Newtek Small Business Loan Trust, Series 2016-1
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1
2019-1 Trust	Newtek Small Business Loan Trust, Series 2019-1
2022 Notes	7.50% Notes due 2022, redeemed in August 2019
2023 Notes	6.25% Notes due 2023, redeemed in February 2021
2024 Notes	5.75% Notes due 2024
2025 Notes	6.85% Notes due 2025
2026 Notes	5.50% Notes due 2026
Amended 2019 ATM Distribution Agreement	First Amendment and Supplement to the Equity Distribution Agreement, dated as of February 28, 2020, by and among the Company and the placement agents
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
2017 ATM Equity Distribution Agreement	Second Amended and Restated Equity Distribution Agreement, dated August 31, 2018 by and among the Company and the placement agents
2019 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated July 10, 2019 by and among the Company and the placement agents
2020 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated June 25, 2020 by and among the Company and the placement agents
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
Code	Internal Revenue Code of 1986, as amended
DRIP	The Company's dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Equity Incentive Plan	The Company's 2015 Equity Incentive Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
LIBOR	London Interbank Offered Rate
NAV	Net Asset Value
NBL Facility	Revolving Credit and Security Agreement between NBL SPV1, LLC, a wholly-owned subsidiary of NBL, and Capital One
Related Party RLOC	Unsecured revolving line of credit agreement between NMS as lender and Newtek as borrower
PLP	Preferred Lender Program, as authorized by the SBA
PPP	Paycheck Protection Program
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SBLC	Small Business Lending Company

SEC	U.S. Securities and Exchange Commission
SMB	Small-and-medium sized businesses
Sterling	Sterling National Bank
Sterling Receivable and Inventory Facility	Loan and Security Agreement between NBC and Sterling, as lender, to fund accounts receivable and inventory financing arrangements
Taxable Subsidiaries	Companies formed by Newtek which are taxed as corporations for income tax purposes
Trustee	U.S. Bank, National Association
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States

Portfolio Companies and Subsidiaries
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
NBL	Newtek Business Lending, LLC, a wholly-owned controlled portfolio company
NCL	Newtek Conventional Lending, LLC, a 50% owned portfolio company
Exponential	Exponential Business Development Co., Inc., a Taxable Subsidiary
NMS	Newtek Merchant Solutions, LLC (formerly Universal Processing Services of Wisconsin LLC), a wholly-owned controlled portfolio company
Premier	Premier Payments LLC, a former wholly-owned controlled portfolio company which merged into NMS at December 31, 2018
Mobil Money	Mobil Money, LLC, a wholly-owned controlled portfolio company
NTS	Newtek Technology Solutions, Inc., a wholly-owned controlled portfolio company
IPM	International Professional Marketing, Inc., a wholly-owned controlled portfolio company
SIDCO	SIDCO, LLC dba Cloud Nine Services, a wholly-owned controlled portfolio company
EWS	Excel WebSolutions, LLC, a wholly-owned controlled portfolio company
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a wholly-owned controlled portfolio company
SBL	Small Business Lending, LLC, a wholly-owned controlled portfolio company
BSP	ADR Partners, LLC dba banc-serv Partners, LLC, a former wholly-owned controlled portfolio company
NPS or PMT	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a wholly-owned controlled portfolio company
NIA	Newtek Insurance Agency, LLC, a wholly-owned controlled portfolio company
TAM	Titanium Asset Management LLC, a wholly-owned controlled portfolio company
EMCAP	EMCAP Loan Holdings, LLC
POS	POS on Cloud, LLC, dba Newtek Payment Systems, a controlled portfolio company

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (In Thousands, except for Per Share Data)
	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $423,288 and $420,400, respectively; includes $302,595 and $312,649, respectively, related to securitization trusts)	$412,020	$407,748
SBA guaranteed non-affiliate investments (cost of $47,118 and $16,964, respectively)	52,374	17,822
Controlled investments (cost of $152,141 and $138,891, respectively)	254,796	239,171
Non-control investments (cost of $6,430 and $6,447, respectively)	6,957	6,447
Total investments at fair value	726,147	671,188
Cash	3,716	2,073
Restricted cash	84,351	49,352
Broker receivable	20,095	52,730
Due from related parties	6,874	6,112
Servicing assets, at fair value	26,733	26,061
Right of use assets	6,680	6,933
Other assets	28,973	26,530
Total assets	$903,569	$840,979

LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$57,922	$86,339
Notes due 2023 (par: $0 and $57,500 as of March 31, 2021 and December 31, 2020, Note 7)	—	56,505
Notes due 2024 (par: $68,250 and $63,250 as of March 31, 2021 and December 31, 2020, Note 7)	66,835	61,774
Notes due 2025 (par: $15,000 and $5,000 as of March 31, 2021 and December 31, 2020, Note 7)	14,457	4,735
Notes due 2026 (par: $115,000 and $0 as of March 31, 2021 and December 31, 2020, Note 7)	111,589	—
Notes payable - Securitization trusts (par: $205,281 and $221,752 as of March 31, 2021 and December 31, 2020, Note 7)	202,124	218,339
Notes payable - related parties	5,150	24,090
Due to related parties	2,148	2,133
Lease liabilities	8,401	8,697
Deferred tax liabilities	12,039	11,406
Accounts payable, accrued expenses and other liabilities	56,053	27,608
Total liabilities	536,718	501,626

Commitment and contingencies (Note 8)
Net assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 22,530 and 21,970 issued and outstanding, respectively)	451	439
Additional paid-in capital	325,254	316,629
Accumulated undistributed earnings	41,146	22,285
Total net assets	366,851	339,353
Total liabilities and net assets	$903,569	$840,979
Net asset value per common share	$16.28	$15.45

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended March 31,
	2021	2020
Investment income
From non-affiliate investments:
Interest income - PPP loans	$24,208	$—
Interest income - SBA 7(a) loans	5,949	7,322
Servicing income	2,740	2,715
Other income	1,114	906
Total investment income from non-affiliate investments	34,011	10,943
From non-control investments:
Interest income	124	—
Dividend income	26	20
Total investment income from non-control investments	150	20
From controlled investments:
Interest income	533	457
Dividend income	—	4,382
Total investment income from controlled investments	533	4,839
Total investment income	34,694	15,802
Expenses:
Salaries and benefits	4,450	3,447
Interest	5,072	5,184
Depreciation and amortization	85	115
Professional fees	1,188	964
Origination and loan processing	2,971	1,824
Origination and loan processing - related party	3,143	2,638
Change in fair value of contingent consideration liabilities	—	54
Loss on extinguishment of debt	955	—
Other general and administrative costs	1,635	1,858
Total expenses	19,499	16,084
Net investment income (loss)	15,195	(282)
Net realized and unrealized gains (losses):
Net realized gain on non-affiliate investments - SBA 7(a) loans	7,393	4,513
Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments	4,393	(183)
Net unrealized appreciation (depreciation) on SBA unguaranteed non-affiliate investments	1,387	(4,511)
Net unrealized appreciation (depreciation) on controlled investments	2,375	(10,789)
Change in deferred taxes	(633)	2,911
Net unrealized appreciation on non-control investments	527	—
Net unrealized appreciation (depreciation) on servicing assets	(513)	1,088
Net realized and unrealized gains (losses)	$14,929	$(6,971)
Net increase (decrease) in net assets resulting from operations	$30,124	$(7,253)
Net increase (decrease) in net assets resulting from operations per share	$1.35	$(0.35)
Net investment income (loss) per share	$0.68	$(0.01)
Dividends and distributions declared per common share	$0.50	$0.44
Weighted average number of shares outstanding	22,337	20,738

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2021	2020
Increase in net assets:
Net investment income (loss)	$15,195	$(282)
Net realized gain on investments	7,393	4,513
Net unrealized (depreciation) appreciation on investments	7,536	(11,484)
Net (decrease) increase in net assets resulting from operations	30,124	(7,253)
Distributions to common stockholders	(11,166)	(9,106)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	140	224
Stock-based compensation expense	694	171
Purchase of vested stock for employee payroll tax withholding	(1,264)	—
Issuance of common stock, net of offering costs	8,970	6,203
Net increase in net assets from capital share transactions	8,540	6,598
Total increase in net assets	27,498	(9,761)
Net assets at beginning of period	339,353	322,226
Net assets at end of period	$366,851	$312,465
Common shares outstanding at end of period	22,530	20,838
Capital share activity:
Shares issued under dividend reinvestment plan	6	18
Shares issued in connection with sales of common stock	430	290
Purchase of vested stock for employee payroll tax withholding	(46)	—
Restricted shares issued under Equity Incentive Plan, net of forfeitures	170	—
Net increase in capital activity	560	308

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$30,124	$(7,256)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net unrealized (appreciation) depreciation on controlled investments	(2,375)	10,789
Net unrealized (appreciation) depreciation on non-affiliate investments	(6,307)	4,694
Net unrealized depreciation (appreciation) on servicing assets	513	(1,088)
Net realized gains on non-affiliate investments	(6,207)	(4,513)
Change in fair value of contingent consideration liabilities	—	54
Loss on extinguishment of debt	955	—
Amortization of deferred financing costs	649	490
Deferred income taxes	633	(2,911)
Depreciation and amortization	85	115
Purchase of loans	(982)	(5,522)
Funding of guaranteed non-affiliate SBA loans	(513,869)	(39,799)
Funding of unguaranteed non-affiliate SBA loans	(15,499)	(13,042)
Funding of controlled investments	(13,250)	(12,820)
Proceeds from sale of non-affiliate SBA loans	490,452	43,035
Principal received on SBA non-affiliate investments	12,660	12,536
Principal received from controlled investments	—	425
Principal received from non-control investments	17	—
Return of investment from controlled investments	—	700
Other, net	897	(44)
Changes in operating assets and liabilities:
Broker receivable	32,635	49,490
Due to/from related parties	(747)	(671)
Other assets	(2,801)	(151)
Accounts payable, accrued expenses and other liabilities	28,804	(4,277)
Capitalized servicing asset	(1,185)	(810)
Other, net	29	19
Net cash provided by operating activities	35,231	29,443
Cash flows from investing activities:
Purchase of fixed assets	—	(4)
Cash flows from financing activities:
Net borrowings on bank notes payable	(28,417)	14,069
Proceeds from common shares sold, net of offering costs	8,969	6,203
Net (repayments) proceeds under related party line of credit	(18,940)	12,050
Proceeds from Notes due 2024	5,000	—
Proceeds from Notes due 2025	10,000	—
Proceeds from Notes due 2026	115,000	—
Redemption of Notes due 2023	(57,500)	—
Payments on Notes Payable - Securitization Trusts	(16,471)	(15,555)
Dividends paid	(11,026)	(8,882)
Additions to deferred financing costs	(3,940)	(6)
Purchase of vested stock for employee payroll tax withholding	(1,264)	—
Net cash provided by financing activities	1,411	7,879
Net increase in cash and restricted cash	36,642	37,318

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Three Months Ended March 31,
	2021	2020
Cash and restricted cash—beginning of period (Note 2)	51,425	33,207
Cash and restricted cash—end of period (Note 2)	$88,067	$70,525

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$402	$196
Issuance of common shares under dividend reinvestment plan	$140	$224

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Trailer Marketing Services Inc	(#)	4560 State Route 233, Clinton, NY 13323	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2046	$67.5	$67.5	$76.0	0.02%
Walking Urgent Care Inc	(#)	10308 West Sample Road, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2031	250.0	250.0	228.0	0.06%
TK Cleaning and Lawn Service LLC	(#)	4449 Beechaven Drive, Rock Hill, SC 29732	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/31/2031	120.0	120.0	107.9	0.03%
Batteries in a Flash.com, Inc.	(#)	720 W Cheyenne Ave, North Las Vegas, NV 89030	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/31/2046	102.8	102.8	107.4	0.03%
Barrett Enterprises, LLC dba Barrett and Sons Used Cars	(#)	920 N Columbia St, Milledgeville, GA 31061	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2046	44.5	44.5	42.9	0.01%
Knight Settlement Sand & Gravel, LLC	(#)	7291 Knight Settlement Rd, Bath, NY 14810	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/31/2031	166.0	166.0	144.3	0.04%
Statewide Health Care, Inc	(#)	102 Oglethorpe Professional Court, Savannah, GA 31406	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2031	62.0	62.0	52.5	0.01%
Thomson Holdings Enterprises LLC dba Volusia County Towing	(#)	345 8th Street, Daytona Beach, FL 32117	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/31/2046	110.6	110.6	110.3	0.03%
Tober Building Company, LLC	(#)	3351 Brecksville Road, Richfield, OH 44286	Construction of Buildings	Term Loan	Prime plus 2.75%	3/31/2031	642.3	642.3	560.7	0.15%
La Dolce Vita Water Sports LLC,LDV GOLF CART & BIKE RENTALS LLC	(#)	408 Kelly Plantation Dr, Destin, FL 32541	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2031	270.5	270.5	283.7	0.08%
Suncoast Premier Medical, LLC and Mario R Perez MD PA	(#)	1239 US-27, Clermont, FL 34714	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2046	101.5	101.5	104.4	0.03%
Triple B's, Inc dba Crews Door Company	(#)	12189 Livingston Road, Manassas, VA 20109	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/31/2046	92.9	92.9	96.1	0.03%
Barrett Enterprises, LLC	(#)	2920 N Columbia St, Milledgeville, GA 31061	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2031	21.0	21.0	17.8	—%
TK Cleaning and Lawn Service LLC	(#)	4449 Beechaven Drive, Rock Hill, SC 29732	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/31/2046	25.0	25.0	28.1	0.01%
Quality Sound Communications, Inc dba Technology Source	(#)	1551 North Tustin Avenue, Suite 960, Santa Ana, CA 92705	Telecommunications	Term Loan	Prime plus 2.75%	3/31/2031	134.0	134.0	113.0	0.03%
The Sign Company of Wilmington, Inc.	(#)	428 Landmark Drive, Wilmington, NC 28412	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/30/2046	102.6	102.6	111.8	0.03%
Bojax Auto Collision, Inc. dba Bojax Auto Body Repair	(#)	4712 Fernlee Avenue, Royal Oak, MI 48073	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2031	38.2	38.2	35.2	0.01%
Bojax Auto Collision, Inc dba Bojax Auto Body Repair and Seman Real Es	(#)	4712 Fernlee Avenue, Royal Oak, MI 48073	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2046	23.8	23.8	24.4	0.01%
Underground Toys USA, LLC dba Seven 20 and Wozniak Distribution, LLC	(#)	7626 Miramar Rd, San Diego, CA 92126	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/30/2031	310.0	310.0	261.4	0.07%
RH All Around Repair, LLC	(#)	2008 Coahuila Rd, Odessa, TX 79763	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2046	43.0	43.0	46.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Empire State Adjuster's Corp.DBA Frankie M’s Auto Body East	(#)	419 West Main Street, Smithtown, NY 11787	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2046	175.5	175.5	177.7	0.05%
Drake Dance Academy LLC	(#)	5790 Marble Creek Stree, Dublin, OH 43016	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/30/2046	137.2	137.2	144.3	0.04%
Markell Construction Inc	(#)	6248 N Woodstock Street, Philadelphia, PA 19138	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/29/2031	23.8	23.8	20.0	0.01%
QXC Communications, Inc	(#)	3785 North Federal Highway, Suite 205, Boca Raton, FL 33431	Telecommunications	Term Loan	Prime plus 2.75%	3/29/2031	105.0	105.0	92.5	0.03%
Signet Media Inc	(#)	630 S.1st Street, San Jose, CA 95113	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2031	80.0	80.0	77.5	0.02%
ALG-Health LLC and Axis LED Group, LLC	(#)	520 West Mulberry Street, Bryon, OH 43506	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2031	695.2	695.2	653.1	0.18%
Jason Watts Pictures, LLC	(#)	110 Broadway #507, Brooklyn, NY 11249	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/29/2031	18.5	18.5	15.6	—%
Kidz Choice Service Inc and Kidz Choice Holdings Inc	(#)	14-34 110th Street, Flushing, NY 11356	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2031	210.0	210.0	176.8	0.05%
AUBURN ANALYTICAL LABS, INC	(#)	210 Bay City Road, Midland, MI 48642	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2031	25.0	25.0	21.0	0.01%
Zebra Enterprises, LLC dba Shanty	(#)	213 3rd Street, Eureka, CA 95501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/26/2046	34.0	34.0	38.3	0.01%
New Image Window & Doors Inc	(#)	705 Hennis Road, Winter Garden, FL 34787	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/26/2031	26.4	26.4	27.6	0.01%
Ground Breakers Construction, Inc.	(#)	2292 a/k/a 2274 Hayride Road, Lebec, CA 93243	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/26/2031	109.3	109.3	100.8	0.03%
Johnson Diversified, Inc dba Plumbing Solutions	(#)	29802 Avenida De Las Banderas, Rancho Santa Margarita, CA 92688	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/26/2031	87.5	87.5	86.7	0.02%
Leo Marketing LLC	(#)	1127 E Rio Grande Ave, El Paso, TX 79902	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2031	15.0	15.0	13.9	—%
Diversified Electric, LLC	(#)	1571 Mapledale St, Ferndale, MI 48220	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/26/2031	25.0	25.0	21.0	0.01%
Rob Smith dba Laundry Land	(#)	8913 Sierra Avenue, Fontana, CA 92335	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/26/2031	19.5	19.5	16.7	—%
Party Town Chico LLC	(#)	1937 East 20th Street #B6, Chico, CA 95928	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/25/2031	14.9	14.9	12.5	—%
Companion Plus Care, LLC	(#)	19849 Middlebelt Road, Livonia, MI 48152	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/25/2046	132.0	132.0	131.7	0.04%
Allan Gilbert dba Allan Gilbert Builders	(#)	50 Jodi Drive, Belmont, NH 03220	Construction of Buildings	Term Loan	Prime plus 2.75%	3/25/2031	25.0	25.0	21.4	0.01%
Millennium Family Practice LLC	(#)	6310 Steven Forest Road, Columbia, MD 21045	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2031	96.0	96.0	100.5	0.03%
Blasco Tire LLC	(#)	960 Memorial Drive, Griffin, GA 30223	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 6.5%	3/24/2031	6.3	6.3	6.1	—%
Oscar Rene Guzman and American United Construction LLC	(#)	12520 Taylor Road, Houston, TX 77041	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/24/2031	180.0	180.0	154.0	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Capco Swimming Pools LLC and. Capco Industries, LLC dba Premier Pools	(#)	5115 Savannah Green, Voy Omy, TX 78073	Construction of Buildings	Term Loan	Prime plus 2.75%	3/24/2031	35.0	35.0	33.7	0.01%
Malik Dough L.L.C. and Steven L. Malik II	(#)	3347 Riverside Drive, North Tazewell, VA 24630	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/24/2031	10.5	10.5	9.0	—%
Icebox Cafe, L.C and Icebox Pantry, LLC	(#)	219 NE 3rd Street, Hallandale Beach, FL 33009	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/24/2031	147.2	147.2	127.2	0.03%
Linh Luong and Loc Luong	(#)	120 W Main Street, Peroria, IL 61606	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/24/2031	87.5	87.5	86.4	0.02%
Sundown Audio, LLC	(#)	514 W 21st Street, Newton, NC 28658	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	3/24/2031	100.0	100.0	84.5	0.02%
S.B. Southern Welding, L.L.C	(#)	300 Howard Road, Waxahachie, TX 75165	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/23/2031	281.6	281.6	246.5	0.07%
Bottles on Broadway, LLC	(#)	1083 N Boradway, Massapequa, NY 11758	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/23/2031	35.0	35.0	29.5	0.01%
Clear Impact LLC and Clear Impact Inc	(#)	11300 Rockville Pike, #1001, Rockville, MD 20852	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/22/2031	155.3	155.3	132.7	0.04%
Spartan Technology Solutions, Inc.	(#)	125 Venture Blvd, Spartanburg, SC 29306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/22/2031	50.0	50.0	42.1	0.01%
Tripark LLC	(#)	12630 Haynes Road, Houston, TX 77066	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/19/2046	150.0	150.0	153.3	0.04%
JEJ LLC dba Hawaii Jerky Shop; DE.HI Foods	(#)	111 Sand Island Access Road, Honolulu, HI 96819	Food Manufacturing	Term Loan	Prime plus 2.75%	3/19/2046	150.0	150.0	158.3	0.04%
David Edwin Harries	(#)	5506 Riverside Dr, Chino, VA 91710	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/19/2031	15.0	15.0	12.6	—%
Richard Keith Robison Jr. Enterprises, Inc. dba R & R Restoration	(#)	1539 Apache Drive, Montgomery, TX 77316	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/19/2031	15.0	15.0	12.7	—%
Natalie Dress Designers, LLC DBA Azaria Bridal	(#)	3710 US Highway 9, Space D218, Freehold, NJ 07728	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/19/2031	325.0	325.0	277.0	0.08%
Jemas, LLC Dba Medicine Shoppe St Charles	(#)	488 S 5th Street, St Charles, MO 63301	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	3/19/2031	90.0	90.0	75.9	0.02%
Crystal H Thompson dba Advertise IT	(#)	718 N Main Street, Norwood, CT 28128	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/18/2031	32.0	32.0	28.5	0.01%
LT Johnson DDS PLLC dba Brueggen Dental Implant Center	(#)	14626 Bellaire Blvd., Houston, TX 77083	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/18/2031	334.8	334.8	282.0	0.08%
WSCL, Inc	(#)	176 Rosa Court, Colton, CA 92324	Construction of Buildings	Term Loan	Prime plus 2.75%	3/18/2031	50.0	50.0	42.1	0.01%
Northern Services Inc	(#)	2266 Central Street, Suite6, Richmond, CA 94801	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2031	50.0	50.0	42.1	0.01%
AZ Dropship LLC dba A-Z Trading Co	(#)	735 Crofton St SE, Grand Rapids, MI 49507	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/18/2031	50.0	50.0	42.2	0.01%
Zmetra Clear Span Structures, LLC	(#)	2 Old Worcester Road, Dudley, MA 01571	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/18/2031	125.0	125.0	121.1	0.03%
Ryan Doyle Enterprises, LLC dba Earthworkers Landscaping	(#)	802 Klinger Ln, Lebanon, PA 17042	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/17/2031	15.0	15.0	13.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Battle Forged Fitness, LLC dba CrossFit 1976	(#)	3251 East Stone Court, Eagle Mountain, UT 84005	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/17/2046	55.5	55.5	51.1	0.01%
EXAGEN SOLUTIONS INC	(#)	32 Waverly Cir, Waverly, NY 12189	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/16/2031	53.0	53.0	44.6	0.01%
274 Construction Group, Inc	(#)	420 Raleigh Street, Suite F, Wilmington, NC 28412	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/16/2031	185.0	185.0	167.3	0.05%
Crispeno Realty, Inc	(#)	9812 235th Pl SW, Edmonds, WA 98020	Real Estate	Term Loan	Prime plus 2.75%	3/16/2031	30.0	30.0	25.3	0.01%
Benevolent Family Services LLC,	(#)	522 S Independence Boulevard, Suite 201, Virginia Beach, VA 23452	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	3/15/2031	6.3	6.3	6.1	—%
Pavesh, LLC	(#)	9576 Potranco Road, San Antonio, TX 78251	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2046	167.5	167.5	175.6	0.05%
INB Enterprise LLC	(#)	7761 Diamondback Drive, College Park, MD 20742	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	3/15/2031	6.3	6.3	6.1	—%
DTJ Enterprises, Inc dba West Falmouth Market	(#)	623 W Falmouth hwy, West Falmouth, MA 02540	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/15/2046	180.0	180.0	187.1	0.05%
Swick & Son Enterprises, Inc.	(#)	108 Mashell Avenue North, Eatonville, WA 98328	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/12/2031	79.8	79.8	67.8	0.02%
Torchlight Academy Schools, LLC	(#)	116 County Farm Road, Windsor, NC 27983	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/12/2046	225.0	225.0	253.0	0.07%
Hany and Associates LLC dba Integrity Tax Group	(#)	2020 S Oneida Street, Denver, CO 80224	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/12/2031	56.0	56.0	47.1	0.01%
Craftworks NW, LLC	(#)	12421 NE 117th Ave, Vancouver, WA 98662	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/12/2031	15.0	15.0	13.4	—%
Kris-Leigh Catered Living at Severna Park LLC	(#)	831 Ritchie Highway, Severna Park, MD 21146	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/12/2031	720.0	720.0	753.9	0.21%
Clean Energyz LLC	(#)	881 Alma Real Drive Suite T-16, Pacific Palisades, CA 90272	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2031	20.0	20.0	20.2	0.01%
Motus Inc. dba Stage Your Home San Diego	(#)	7557 Convoy Ct, San Diego, CA 92111	Real Estate	Term Loan	Prime plus 2.75%	3/11/2031	52.5	52.5	44.2	0.01%
Clean Energyz LLC	(#)	881 Alma Real Drive, Suites T-16, Pacific Palisades, CA 90272	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/11/2031	60.0	60.0	50.5	0.01%
INTERNETZONE I, INC.	(#)	3131 Laurel Avenue, Fullerton, CA 92835	Other Information Services	Term Loan	Prime plus 2.75%	3/10/2031	10.0	10.0	8.4	—%
Monark, LLC	(#)	26050 Acero, Suite 411, Mission Viejo, CA 92691	Food Manufacturing	Term Loan	Prime plus 2.75%	3/10/2031	35.0	35.0	29.5	0.01%
ACTIVE FACILITY MONITORING, LLC	(#)	702 Ernest Dr, Port Orange, FL 32127	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/9/2031	10.0	10.0	8.4	—%
3 A Ideas, LLC dba Bizzy Kids Learning Center	(#)	1401 Caplin Drive, Arlington, TX 76018	Social Assistance	Term Loan	Prime plus 2.75%	3/5/2046	120.0	120.0	129.5	0.04%
Nadal Company LLC	(#)	5923 Robindale Road, Catonsville, MD 21228	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/5/2031	5.0	5.0	4.2	—%
Secret Harbor Charter LLC	(#)	7881 Sandholdt Rd, Moss Landing, CA 95039	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/5/2031	27.0	27.0	25.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

True Electrical Services LLC dba True Breaker Services	(#)	3773 Dinosaur Street, Castle Rock, CO 80109	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/5/2031	6.0	6.0	5.1	—%
Charlie Chedda's LLC	(#)	186 S Academy Blvd, Colorado Springs, CO 80916	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/5/2031	30.0	30.0	29.1	0.01%
Giles Title and Escrow Services, LLC and Morgan Andrew Hoover	(#)	203 North 1st Street, Pulaski, TN 38478	Real Estate	Term Loan	Prime plus 2.75%	3/4/2031	31.0	31.0	28.5	0.01%
Reginald L McClain dba McClain's Auto Detailing and Paint Refinish	(#)	2753 N 29th Street, Milwaukee, WI 53210	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/3/2046	7.2	7.2	8.1	—%
Ambrose Cubed LLC	(#)	6780 Hudspeth Road, Harrisburg, NC 28075	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	3/3/2046	200.0	200.0	224.9	0.06%
Metroguard Security & Risk Mgmt Inc.	(#)	338 Commerce Drive, Fairfield, CT 06825	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/2/2031	206.8	206.8	174.1	0.05%
Revival Ice Cream, LLC	(#)	463 Alvarado Street, Monterey, CA 93940	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/1/2031	50.0	50.0	42.3	0.01%
Miss Academy, LLC dba Miss Houston Pageant	(#)	1111 Uptown Park Blvd #12, Houston, TX 77056	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/26/2031	10.0	10.0	8.4	—%
Anne M Prior LLC	(#)	5933 NW Wins Sivers Drive, Portland, OR 97220	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/25/2031	18.7	18.7	15.7	—%
Kirkland Associates, Ltd	(#)	4180 NE Riverside Drive, McMinnville, OR 97128	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/25/2031	50.0	50.0	42.6	0.01%
Goodsell/Wilkins, Inc	(#)	28175 Bluebell Drive, Laguna Niguel, CA 92677	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/25/2031	100.0	100.0	84.2	0.02%
Innovative Dental of Hannibal LLC	(#)	515 Clinic Rd., Hannibal, MO 63401	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/24/2031	50.0	50.0	42.3	0.01%
Medissage Integrative Therapies, LLC	(#)	103 Twinridge Lane, Richmond, VA 23235	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2046	7.6	7.6	8.5	—%
KOLOA KAI LLC and Stay Beach Cities, Inc	(#)	2-2514 Kaumualii Highway, Kalaheo, HI 96741	Real Estate	Term Loan	Prime plus 2.75%	2/22/2031	7.5	7.5	6.3	—%
Eagle Creek Landscape & Design	(#)	7574 Eagle Creek Road, Cincinnati, OH 45247	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/19/2031	47.5	47.5	40.6	0.01%
TELAVERGE COMMUNICATIONS, LLC	(#)	8229 Foutain Ridge Drive, Plano, TX 75025	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/19/2031	35.0	35.0	29.5	0.01%
Eddy Auto Service Inc	(#)	901 NY-109, West Babylon, NY 11704	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/18/2046	87.5	87.5	98.4	0.03%
Ben Anderson 365	(#)	1567 E Valley Rd, Montecito, CA 93108	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/18/2031	50.0	50.0	42.1	0.01%
Commonwealth Warehouse, Inc.	(#)	400-500 Murray Road, Cincinnati, OH 45217	Warehousing and Storage	Term Loan	Prime plus 2.75%	2/17/2031	57.5	57.5	48.4	0.01%
Alima Mandiang, dba Mandiang Hair Braiding	(#)	242 E. Claremont Rd, Philadelphia, PA 19120	Personal and Laundry Services	Term Loan	Prime plus 6.5%	2/17/2031	2.5	2.5	2.5	—%
SBRnet, Inc	(#)	10185 Spyglass Way, Boca Raton, FL 33498	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/17/2031	21.0	21.0	17.7	—%
Surgeon & Associates, Inc	(#)	733 Bargain Street, Fayetteville, NC 28303	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/17/2031	30.0	30.0	29.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

ReenBoog Natural Hair Care, LLC	(#)	4051 Stone Mountain Highway, Suite E106, Lilburn, GA 30047	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	2/17/2031	20.0	20.0	17.1	—%
Ryan Spataro dba The Minty Goat	(#)	6801 N Crystal Avenue, Kansas City, MO 64119	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/16/2031	5.0	5.0	4.6	—%
White Pine Logistics Inc	(#)	1281 Cobble Pond Way, Vienna, VA 22182	Truck Transportation	Term Loan	Prime plus 2.75%	2/16/2031	66.3	66.3	55.8	0.02%
Design Moves LLC	(#)	3235 North Dixie Highway, Oakland, FL 33334	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/16/2046	85.0	85.0	91.4	0.02%
Little Swimmers Inc.	(#)	2395 Monument Boulevard, Concord, CA 94520	Educational Services	Term Loan	Prime plus 2.75%	2/11/2031	50.0	50.0	42.7	0.01%
UniGuide Media,LLC	(#)	105 Pearl Street, Sausalito, CA 94965	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	2/11/2031	6.3	6.3	6.1	—%
Blue Telescope Inc	(#)	70 Burnet Street, Maplewood, NJ 07040	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/11/2031	15.0	15.0	12.6	—%
A-One Refrigeration and Heating, Inc	(#)	910 N 20th Avenue, Pasco, WA 99301	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/11/2031	165.5	165.5	145.6	0.04%
A-One Refrigeration and Heating, Inc.	(#)	910 N 20th Avenue, Pasco, WA 99301	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/11/2046	290.0	290.0	308.2	0.08%
Hybrid Drive Batteries LLC	(#)	22607 E La Palma Avenue, Suite 406, Yorba Linda, CA 92887	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/10/2031	15.0	15.0	12.7	—%
Paramount General Contracting LLC	(#)	4705 Roosevelt Street, Gary, IN 46408	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/10/2046	123.0	123.0	138.3	0.04%
Michael Miller dba Affordable Paint and Auto Body	(#)	4738 Randleman Road, Greensboro, NC 27406	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/9/2046	22.2	22.2	23.6	0.01%
The Buckeye Health Group, LLC	(#)	8120 Walcot Ln, Cincinnat, OH 45249	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/4/2031	50.0	50.0	42.1	0.01%
Little Angels Daycare and Learning Center LLC	(#)	4551 Summit Blvd, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus 2.75%	10/3/2046	41.7	41.7	43.6	0.01%
Ernest Construction Inc.	(#)	358 W 44th Street, New York, NY 10036	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/2/2031	22.5	22.5	18.9	0.01%
Davis Laboratories, Inc.	(#)	611 Lunar Ave., Brea, CA 92821	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2031	62.5	62.5	57.7	0.02%
CULTIVA Solutions, LLC	(#)	8000 Towers Crescent Drive,, Vienna, VA 22182	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/29/2031	4.0	4.0	3.3	—%
Dexter Lillie dba Kreative Kutz Barber Shop	(#)	865 Cassat Avenue, Jacksonville, FL 32205	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/29/2046	18.0	18.0	20.2	0.01%
TC3, LLC	(#)	1036 Country Street 2945, Tuttle, OK 73089	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/29/2031	5.3	5.3	5.1	—%
Payne's Environmental Services LLC	(#)	5617 Causeway Blvd., Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/28/2031	183.8	183.8	164.2	0.04%
Jazma Deaungilae Wise	(#)	110 Golden Pine Rd SW, Austell, GA 30168	Personal and Laundry Services	Term Loan	Prime plus 6.5%	1/28/2031	4.0	4.0	3.9	—%
Chrysalis MSP LLC	(#)	14550 Torrey Chase Blvd, Suite 110, Houston, TX 77014	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/26/2031	11.4	11.4	9.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Travis D. Long dba Pasture Clearing Fencing	(#)	1205 N Street, Belleville, KS 66935	Construction of Buildings	Term Loan	Prime plus 6.5%	1/22/2031	6.2	6.2	6.1	—%
WILD THING ACCOUNTING & TAX LLC	(#)	805 NE 190th Avenue, Portland, OR 97230	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/22/2031	6.2	6.2	6.1	—%
Greater Vision Healthcare Services, LLC	(#)	788 Montgomery Avenue, Ocoee, FL 34761	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/22/2046	922.2	922.2	982.1	0.27%
Andrew's Spotless Cleaning, LLC	(#)	1604 Marcella Drive, Covington, KY 41011	Administrative and Support Services	Term Loan	Prime plus 6.5%	1/22/2031	6.2	6.2	6.1	—%
Nex Computer LLC and Kosmaz Technologies LLC	(#)	1201 Alta Vista Court, Walnut Creek, CA 94596	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/22/2031	34.8	34.8	29.3	0.01%
Wild Wellness LLC	(#)	151 Lake Street, Lancaster, OH 43130	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	1/22/2031	2.7	2.7	2.7	—%
Skypie Studio & Crafts LLC	(#)	933 Mary Ave, Opelousas, LA 70570	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/22/2031	6.0	6.0	5.9	—%
VIIXVII Sewing Studio, LLC	(#)	277 E Girard Avenue, Philadelphia, PA 19125	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 6.5%	1/22/2031	4.6	4.6	4.5	—%
Inland Empire Spine and Disc Laser, Inc.	(#)	802 Magnolia Ave, Ste 103, Corona, CA 92879	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/22/2031	49.7	49.7	43.7	0.01%
LONDERPASS, INC.	(#)	108 N Fiore Parkway, Vernon Hills, IL 60061	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/21/2031	6.2	6.2	6.1	—%
Centre for Autism Treatment LLC	(#)	13090 Sundown Road, Victorville, CA 92392	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/20/2031	6.2	6.2	6.1	—%
R & L Timber, Inc	(#)	524 Callen Crabb Road, Sagle, ID 83860	Forestry and Logging	Term Loan	Prime plus 2.75%	1/20/2031	236.1	236.1	209.9	0.06%
Valley Towing & Sons, Inc	(#)	16 NY-6N, Mahopac, NY 10541	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/19/2031	11.6	11.6	9.8	—%
Diamond Ridge Professionals LLC,	(#)	8629 Mesquite Circle, Magna, UT 84044	Construction of Buildings	Term Loan	Prime plus 6.5%	1/19/2031	6.2	6.2	6.1	—%
Austen Felder Holdings LLC dba Austin R Styling	(#)	23642 Highway 25, Franklinton, LA 70438	Personal and Laundry Services	Term Loan	Prime plus 6.5%	1/18/2031	12.4	12.4	12.2	—%
Metropolitan Neuro Behavioral Institute PLLC	(#)	4055 W. Chandler Boulevard Suite 5, Chandler, AZ 85226	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/15/2031	176.2	176.2	148.6	0.04%
Retro Rangers LLC and Retro 1951, Inc	(#)	750 International Parkway #105, Richardson, TX 75081	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/15/2031	197.0	197.0	165.8	0.05%
Big Brand Management Ltd. Co and Food Civilization LLC	(#)	68700 Dinah Shore Drive, Cathedral, CA 92234	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	1/14/2046	245.1	245.1	251.3	0.07%
Tapia Auto Care, LLC dba Shoreline Quick Lube and Car Wash	(#)	2 Center Road, Old Saybrook, CT 06475	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/12/2031	93.0	93.0	88.2	0.02%
Silx LLC	(#)	4120 3rd Avenue, Timnath, CO 80525	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/12/2031	4.5	4.5	3.8	—%
Spring Tavern Inc,Daryn Ray Steinert and Beau Daniel Ritz	(#)	24401 Aldine Westfield Rd, Spring, TX 77373	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2031	57.0	57.0	48.3	0.01%
SAS Integrated, LLC	(#)	4012 S Rainbow Blvd, Las Vegas, NV 89103	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/12/2031	22.4	22.4	18.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

White Pine Logistics, Inc.	(#)	1281 Cobble Pond Way, Vienna, VA 22182	Truck Transportation	Term Loan	Prime plus 2.75%	1/11/2031	394.2	394.2	336.7	0.09%
Athletic Performance Training Center, LLC	(#)	12855 York-Delta Drive, North Royalton, OH 44133	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/8/2031	14.9	14.9	12.6	—%
Westby Grocery LLC	(#)	212 Main Street, Westby, MT 59275	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/8/2046	43.7	43.7	43.4	0.01%
LV Nails & SPA, LLC	(#)	10050 S Eastern Ave, Henderson, NV 89052	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/31/2030	66.7	66.7	56.1	0.02%
M2 Lumber LLC	(#)	110 Brick House Rd, Laurens, SC 29360	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/31/2030	11.1	11.1	10.2	—%
Inter-Insurance Agency Services, Ltd. and Universal Casualty Risk Rete	(#)	380 N BRdway, Jericho, NY 11753	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/31/2030	683.0	683.0	575.1	0.16%
TNJ Products, Inc.	(#)	4912 N Lincoln Ave, Ste 101, Chicago, IL 60625	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/31/2030	212.4	212.4	184.8	0.05%
Moran Tax & Accounting LLC	(#)	128 N Franklin St, Brazil, IN 47834	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/31/2045	17.4	17.4	18.6	0.01%
Tissue Plus LLC F/K/A Soft Touch Tissue &Paper, LLC	(#)	491 Hammond St., Bangor, ME 04401	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/31/2045	349.0	349.0	392.4	0.11%
The Spot Bar & Restaurant LLC	(#)	10540 State Rte 195, Killeen, TX 76542	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2045	87.2	87.2	90.7	0.02%
Hawthorne Food Company dba Eastern Standard Provis	(#)	117 Beaver St., Waltham, MA 02452	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2030	864.3	864.3	728.8	0.20%
Seven C's Manufacturing, Inc	(#)	3895 Corsair St., Reno, NV 89502	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/31/2030	543.3	543.3	501.6	0.14%
LEILA ZAMIRI, DDS, INC.	(#)	5828 Cherry Ave., Long Beach, CA 90805	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/31/2030	74.1	74.1	75.3	0.02%
Leila Zamiri, DDS, Inc	(#)	5828 Cherry Ave, Long Beach, CA 90805	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/31/2045	155.8	155.8	175.2	0.05%
Performance Online, Inc	(#)	1550 Melissa Ct, Corona, CA 92879	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/30/2030	259.3	259.3	219.0	0.06%
George Family Cremation and Burial LLC	(#)	1260 W Mission Ave, Escondido, CA 92029	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/30/2031	102.3	102.3	91.6	0.02%
Trident E&P, LLC	(#)	320 Circle of Progress, Pottstown, PA 19464	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/30/2030	1,234.7	1,234.7	1,116.7	0.30%
Lightstat Inc.	(#)	22 W West Hill Rd, Barkhamsted, CT 06063	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/30/2030	370.4	370.4	366.3	0.10%
Eppy's Tool & Equipment Warehouse, Inc	(#)	809 East 42nd St., Brooklyn, NY 11210	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2030	257.8	257.8	217.1	0.06%
Shlama Two LLC dba Village Park Daycare	(#)	7440 BRdway, Merrillville, IN 46410	Social Assistance	Term Loan	Prime plus 2.75%	12/30/2045	249.3	249.3	266.6	0.07%
NDRS Construction Inc.dba Disaster	(#)	18730 Cortez Blvd, Brooksville, FL 34601	Construction of Buildings	Term Loan	Prime plus 2.75%	12/30/2030	86.4	86.4	73.1	0.02%
Vacation Link of Florida, Inc., Island Vacation and Cruises, Inc, Pref	(#)	501 N Wymore Rd, Winter Park, FL 32789	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/30/2030	395.1	395.1	413.7	0.11%
Bourque Sales and Service Inc.	(#)	9160 Linwood Ave, Shevport, LA 71106	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2045	142.6	142.6	160.3	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Educare Early Intervention, Corporation	(#)	4557 S Calumet Ave, Chicago, IL 60653	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2030	48.5	48.5	40.9	0.01%
Petroleum Equipment & Services, Inc.	(#)	5631 Silverado Way, Anchorage, AK 99518	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/30/2030	416.1	416.1	356.3	0.10%
Bourque Sales and Service Inc	(#)	9160 Linwood Ave3, Shreveport, LA 71106	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2045	145.3	145.3	163.4	0.04%
United Security Specialists, Inc.	(#)	275 Saratoga Ave. Ste 200, Santa Clara, CA 95050	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/30/2030	115.1	115.1	97.0	0.03%
Center of New England Primary Care Inc	(#)	775 Center of New New England Blvd, Coventry, RI 02816	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2045	420.6	420.6	472.9	0.13%
Perfect Game Incorporated	(#)	850 Twixt Town Rd NE, Cedar Rapids, IA 52402	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/30/2030	1,234.7	1,234.7	1,147.2	0.31%
SDI Black 011, LLC	(#)	1091 YONKERS AVE, YONKERS, NY 10704	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/30/2030	987.8	987.8	846.7	0.23%
Center of New England Primary Care Inc, North Providence Urgent Care I	(#)	775 Centre of New England Blvd, Coventry, RI 02816	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2045	453.4	453.4	509.7	0.14%
Real Estate Personnel, Inc., Tara Matta and Sara Pierce	(#)	1758 Emerson St., Denver, CO 80218	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/30/2030	987.8	987.8	831.8	0.23%
Khangri Sourcing Inc.	(#)	6021 129th. Ave SE, Bellevue, WA 98006	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/29/2030	185.3	185.3	156.1	0.04%
Bojax Auto Collision Inc	(#)	4706 Fernlee Ave., Royal Oak, MI 48073	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/29/2045	342.8	342.8	347.6	0.09%
Litchy Electric L.L.C.	(#)	4495 W Hacienda Ave, #2, Las Vegas, NV 89118	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/29/2030	98.8	98.8	84.9	0.02%
The Mattress Center "LLC"	(#)	960 Los Vallecitos Blvd, San Marcos, CA 92069	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/29/2030	22.2	22.2	18.7	0.01%
E R Kilpatrick, LLC dba Jefferson Street True Value	(#)	212 Greenwood St., La Grande, OR 97850	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/28/2030	142.0	142.0	124.5	0.03%
Sondra Gayle Insurance Agency Inc.	(#)	2107 Veterans Memorial Blvd, Metaire, LA 70002	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/24/2030	7.4	7.4	7.3	—%
Pittman Holdings LLC DBA Maple Bourbon	(#)	1116 E Main St., Richmond, VA 23219	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	12/23/2030	12.4	12.4	12.1	—%
SLCP Transport, LLC	(#)	111 Brentwood Dr, College Station, TX 77840	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/23/2030	60.4	60.4	52.6	0.01%
Summerfield Farm, Inc	(#)	24 Baker Rd, Pittstown, NJ 08867	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	12/23/2045	58.6	58.6	65.8	0.02%
Title2Land,LLC	(#)	11851 Wentling Ave, Baton Rouge, LA 70816	Real Estate	Term Loan	Prime plus 2.75%	12/23/2045	112.2	112.2	126.0	0.03%
NetLevel5 LLC dba Moutain Air Duct	(#)	4724 Poleplant Dr, Colorado Springs, CO 80918	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/23/2030	16.0	16.0	13.9	—%
Terry A. Humphreys dba Tiki Torch Liquors	(#)	101 Dallas St., Talihima, OK 74571	Food and Beverage Stores	Term Loan	Prime plus 6.5%	12/23/2030	12.4	12.4	12.1	—%
Spectrum Dynamics, Inc dba Clean Water Works	(#)	27727 Dalton Bluff Court, Katy, TX 77494	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/23/2030	12.4	12.4	12.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

KCL Business Service Inc.	(#)	1042 San Fernando Rd., San Fernando, CA 91340	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/23/2030	12.4	12.4	12.1	—%
UBIF 86 CO dba UBREAKIFIX	(#)	1539 Town Center Dr, Lakeland, FL 33803	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/23/2030	56.6	56.6	47.5	0.01%
Chris' Angels Cleaning Service LLC	(#)	2090 Dunwoody Club Dr, Sandy Springs, GA 30350	Administrative and Support Services	Term Loan	Prime plus 6.5%	12/23/2030	12.4	12.4	12.1	—%
Southeastern Esthetics Institute, LLC and Pura Medical Spa, Corp, LLC	(#)	1644 Main St. Ste 1, Columbia, SC 29201	Educational Services	Term Loan	Prime plus 2.75%	12/23/2030	574.1	574.1	508.8	0.14%
ASIL Ventures, LLC	(#)	444 N Michigan Ave, Ste 1200, Chicago, IL 60611	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/22/2030	4.2	4.2	4.1	—%
US Dedicated LLC	(#)	13410 SE 26th Cir, Vancouver, WA 98683	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2030	216.1	216.1	181.6	0.05%
Price Educational Services, LLC dba Mathnasium of South OKC	(#)	10740 S May Ave, Oklahoma City, OK 73170	Educational Services	Term Loan	Prime plus 2.75%	12/21/2030	8.3	8.3	7.3	—%
Lynch Mining LLC	(#)	7262 West Hunt Hwy, Queen Creek, AZ 85142	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	12/21/2045	363.4	363.4	381.6	0.10%
N.W.F.F., Inc.	(#)	687 E. Central Ave, Sutherlin, OR 97479	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2045	43.6	43.6	47.7	0.01%
N.W.F.F., Inc. and Environmental Contracting Solutions, Inc.	(#)	687 E Central Ave, Sutherlin, OR 97479	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2030	765.5	765.5	675.4	0.18%
Allied Molded Products, LLC, Clancy 15 LLC, and Crusader 5088, LLC	(#)	1145 13th Ave East, Palmetto, FL 34221	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/18/2030	201.8	201.8	169.6	0.05%
REST Enterprises Inc dba Upstyled Properties	(#)	1440 W Taylor St Unit 595, Chicago, IL 60607	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2030	14.8	14.8	15.5	—%
Yinlink International Inc	(#)	2 Corporate Dr, Suiite A, East Windsor, NJ 08512	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2030	123.5	123.5	112.2	0.03%
Katie Cox & Co. LLC	(#)	6605 Longshore ST, Ste 240, Dublin, OH 43017	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2030	7.4	7.4	6.2	—%
Code 3 Apps LLC.	(#)	843 Tempted Ways Dr, Longmont, CO 80504	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/18/2030	7.4	7.4	6.2	—%
Giant Development Inc and Crabtree Development Corp	(#)	509 Pylon Dr, Ste 110, Raleigh, NC 27606	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/18/2030	1,234.7	1,234.7	1,086.7	0.30%
AccountPics, LLC	(#)	903 S WW White Rd, San Antonio, TX 78220	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2045	79.8	79.8	87.4	0.02%
Neeld Rentals Inc dba Mills True Value Hardware	(#)	205 Clinton Blvd, Clinton, MS 39056	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/18/2030	11.9	11.9	10.0	—%
RJL Texas International Corporation	(#)	17401 Triton,, Schertz, TX 78154	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2030	271.6	271.6	244.5	0.07%
Pumpkin Patch Child Care and Early Education Center, LLC	(#)	310 Grove Beach Rd N, Westbrook, CT 06498	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2045	114.7	114.7	122.6	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Horne Chiropractic Center, P.A	(#)	3820 Mountain Rd, Stes B & C, Pasadena, MD 21122	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2030	98.8	98.8	83.0	0.02%
Edgar E. Herrera Garcia, Rocio L. D. Herrera dba Integral Delivery Ser	(#)	3100 Delaware Ave, Des Moines, IA 50313	Truck Transportation	Term Loan	Prime plus 2.75%	12/18/2045	224.3	224.3	240.5	0.07%
Splashlight Photographic & Digital Studios LLC ,Splashlight Technologi	(#)	75 Varick St, 3rd Floor, New York, NY 10013	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2030	1,234.7	1,234.7	1,045.8	0.29%
Tahzoo LLC	(#)	1015 7th St NW, Washington, DC 20001	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2030	766.0	766.0	645.3	0.18%
Last Touch LLC	(#)	927 E 10th St, Fairmont, MN 56031	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/18/2045	51.6	51.6	58.0	0.02%
People United of Louisiana LLC	(#)	1401 Hudson Lane, Monroe, LA 71201	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2030	148.2	148.2	131.1	0.04%
Flower City Customs Inc.	(#)	1805 Tebor Rd, Unit 4, Webster, NY 14580	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2030	10.4	10.4	8.7	—%
Yu Chun Chic Naeng Myun Restaurant Inc.	(#)	1159 Kapiolani Blvd, Honolulu, HI 96814	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/17/2030	14.8	14.8	12.5	—%
Anthony Connelly Holdings LLC	(#)	7260 Dean Martin Dr, Ste 800, Las Vegas, NV 89118	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/17/2030	246.9	246.9	207.5	0.06%
Carolina Roofing Siding Painting LLC	(#)	204 Depot St., Camponbello, SC 29322	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/17/2045	15.0	15.0	15.8	—%
Savannah Area Language & Culture Exchange, LLC	(#)	6 Dovetail Crossing, Savannah, GA 31419	Educational Services	Term Loan	Prime plus 6.5%	12/16/2030	12.4	12.4	12.1	—%
David M. Benson LLC	(#)	1422 Euclid Ave, Cleveland, OH 44115	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/16/2030	12.4	12.4	12.1	—%
McFarlin, LLP	(#)	4 Park Plz Ste 1025, Irvine, CA 92614	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2030	172.9	172.9	145.3	0.04%
Signature Graphic LLC	(#)	14425 N 79th St, Ste B, Scottsdale, AZ 85260	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2030	84.2	84.2	70.8	0.02%
Vege Investments, LLC dba Sunoco Homestead	(#)	26400 SW 177th Ave, Homestead, FL 33031	Gasoline Stations	Term Loan	Prime plus 6.5%	12/16/2030	12.4	12.4	12.1	—%
Highstar Travel Group, LLC	(#)	2869 Wilshire Dr, Ste 204, Orlando, FL 32835	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/16/2030	22.2	22.2	18.7	0.01%
Last Minute Effects Inc.	(#)	1016 Hamline Place, Burbank, CA 91504	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/15/2030	14.8	14.8	12.9	—%
Efficient, Fast & Good Cleaning Services Inc	(#)	2444 NW 177th Terrace, Miami Gardens, FL 33056	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/14/2030	7.4	7.4	6.5	—%
Corple Enterprisees Inc	(#)	17887 US Hwy 380 West, Ponder, TX 76259	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/14/2030	61.7	61.7	52.3	0.01%
Vector Utilities LLC	(#)	8501 San Gabriel Dr, Laredo, TX 78045	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2030	370.4	370.4	354.1	0.10%
Droplette Marketing Co	(#)	6481 Orangethorpe Ave. Ste. 12, Buena Park, CA 90620	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2030	6.7	6.7	6.0	—%
Aeromax Industries Inc	(#)	1310 Ranchers Legacy Trail, Fort Worth, TX 76126	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/14/2030	172.9	172.9	145.3	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Accommodating Financial & Tax Services, LLC	(#)	1642 Ralston Circle, Toledo, OH 43623	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2045	42.2	42.2	46.4	0.01%
Jamali LLC dba Saahten	(#)	2741 Raceway Fairfield West, Pensacola, FL 32505	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	12/11/2030	12.4	12.4	12.1	—%
TJ Pant LLC and Tailored Cartage LLC	(#)	25993 US 12, Sturgis, MI 49091	Truck Transportation	Term Loan	Prime plus 2.75%	12/11/2030	85.2	85.2	83.1	0.02%
Donald W. Harris dba Bowman Creek Mini Storage	(#)	1625 US-59 N, Linden, TX 75563	Warehousing and Storage	Term Loan	Prime plus 6.5%	12/11/2030	12.4	12.4	12.1	—%
Shattered Prism LLC	(#)	3333 BRdway, New York, NY 10031	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/11/2030	7.4	7.4	7.7	—%
Premium Marketing Co. Inc. dba Vera Moore Cosmetics	(#)	4 Shadow Lane, Woodbury, NY 11797	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	12/11/2030	22.2	22.2	19.1	0.01%
LTD Broadband, LLC	(#)	69 Teahouse St, Las Vegas, NV 89138	Telecommunications	Term Loan	Prime plus 2.75%	12/10/2030	1,234.7	1,234.7	1,123.8	0.31%
Inner Beauty Salon and Suite LLC	(#)	825 Beecher St SW, Atlanta, GA 30310	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/10/2045	64.8	64.8	72.8	0.02%
Just In Time Refrigeration LLC	(#)	6400 EDNA TAYLOR PKWY, MONONA, WI 53716	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/10/2045	232.3	232.3	239.0	0.07%
M-Den, Inc	(#)	315 S. Main St., Ann Arbor, MI 48104	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/10/2030	1,135.9	1,135.9	1,092.6	0.30%

LBR Partners LLC dba Techy	(#)	16430 Good Hearth Blouvard, Clermont, FL 34711	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/9/2030	44.5	44.5	37.4	0.01%
HWH Unlimited, Inc.	(#)	43386 Business Park Dr, Temecula, CA 92590	Real Estate	Term Loan	Prime plus 2.75%	12/9/2030	74.1	74.1	77.5	0.02%
Zebra House Coffee, LLC	(#)	1001 S El Camino Real, San Clemente, CA 92672	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/9/2030	44.4	44.4	37.4	0.01%
Tortuga Backpacks LLC	(#)	340 South Lemon Ave, 7616, Walnut, CA 91789	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/8/2030	49.4	49.4	41.5	0.01%
CashLine Solutions, LLC	(#)	467741 E 1050 Rd, Sallisaw, OK 74955	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2030	11.9	11.9	10.0	—%
Northeast Coverages Inc. and Southeast Coverages Inc.	(#)	910 Franklin Ave, Ste 210, Garden City, NY 11530	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/7/2030	167.9	167.9	175.6	0.05%
Robert F. Johnson, Jr., dba R. Johnson Craftsmanship	(#)	346 Spring Garden Rd, Milford, NJ 08848	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	12/4/2030	10.0	10.0	9.8	—%
Paradise RV Sales and Rentals LLC	(#)	7960 Dorchester Rd, North Charleston, SC 29418	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/4/2030	6.8	6.8	5.7	—%
Combs Creative LLC	(#)	157 Antler Ridge Circle,, Nashville, TN 37214	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/4/2030	5.4	5.4	5.3	—%
Travel with Love, LLC dba Style & The Storyteller	(#)	8465 W Sahara Ave, Ste 111, Las Vegas, NV 89117	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/4/2030	5.0	5.0	4.8	—%
Indecon Builders Inc	(#)	1382 Valencia Ave, Ste N, Tustin, CA 92780	Construction of Buildings	Term Loan	Prime plus 2.75%	12/4/2030	49.4	49.4	41.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Perez Law Office, PLLC	(#)	80 N McClintock Dr, Chandler, AZ 85226	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/4/2045	67.3	67.3	75.6	0.02%
Pacific Contours Corp	(#)	5340 E Hunter Ave, Anaheim, CA 92807	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/4/2030	965.7	965.7	979.2	0.27%
SME Business Services LLC	(#)	930 Chesaco Ave, Rosedale, MD 21237	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/3/2030	22.2	22.2	18.7	0.01%
Moxie Marketing, LLC	(#)	51 Lee Dr, Palm Coast, FL 32137	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/3/2030	123.5	123.5	103.8	0.03%
Tina D. Coker DBA Diane's Accounting Service	(#)	119 E Haywood St, England, AR 72046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/3/2030	12.4	12.4	12.1	—%
Staffhink Limited dba Barn Owl Drone Services	(#)	4283 Deerfield Hills Rd, Colorado Springs, CO 80916	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	12/3/2030	5.2	5.2	4.8	—%
American Retail Properties, Inc.	(#)	125 Main St. 2nd Floor, Reading, MA 01867	Real Estate	Term Loan	Prime plus 2.75%	11/30/2030	22.1	22.1	18.6	0.01%
Jonathan J Klaczik LLC dba Veterans Fence Company	(#)	7417 Dover Lane, Parma, OH 44130	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/27/2030	22.1	22.1	19.8	0.01%
Segreti Law Office, A Professional Corporation	(#)	350 10th Ave,Ste 1000, San Diego, CA 92101	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2030	18.4	18.4	15.6	—%
Hartley S Johnson & Son, Inc. dba Mark T. Wendell Tea	(#)	14a Craig Rd, Acton, MA 01720	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/27/2030	39.3	39.3	33.3	0.01%
LIAISON STAINLESS INC	(#)	630 James Lee Dr NW, Suwanee, GA 30024	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/25/2030	73.6	73.6	61.9	0.02%
The Alder SmokeHouse LLC	(#)	1055 Virginia Ave, North Bend, OR 97459	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2030	11.1	11.1	11.6	—%
Next Level Detailing, LLC	(#)	3235 Odeon Way, Ste 201-203, Acworth, GA 30102	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/24/2030	7.4	7.4	6.2	—%
Dearly LOved Counseling, L.L.C	(#)	14052 N Dale Mabry Hwy, Ste 215, Tampa, FL 33618	Social Assistance	Term Loan	Prime plus 6.5%	11/24/2030	12.3	12.3	12.1	—%
Ellis Apex LLC dba Inage360 Marietta	(#)	2060 Franklin Way SE, Ste 150, Marietta, GA 30067	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/24/2030	90.6	90.6	76.6	0.02%
Flex Beauty Labs, LLC	(#)	7512 Dr. Phillip Blvd, Orlando, FL 32819	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 6.5%	11/24/2030	12.3	12.3	12.1	—%
Kendra Leigh Boyer, CPA	(#)	5068 Dupont Court E, Santa Rosa, CA 95409	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	11/20/2030	12.3	12.3	12.1	—%
Thompson Enterprises of Florida LLC dba TCBY FROZEN YOGURT	(#)	14543 SW 5th St., Pembroke Pines, FL 33027	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/20/2030	14.4	14.4	12.1	—%
Prosperity Tool, Inc	(#)	2006 National Guard Dr, Plant City, FL 33563	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/19/2045	298.7	298.7	333.8	0.09%
Green Farm Inc dba Farmers Outlet	(#)	1018 W SR 424 Ste 100, Longwood, FL 32750	Food and Beverage Stores	Term Loan	Prime plus 6.5%	11/19/2030	12.3	12.3	12.1	—%
The Number Masters	(#)	3325 Highland St., Grove City, OH 43123	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/18/2030	17.1	17.1	14.4	—%
Italian Heritage Tile and Stone Inc	(#)	4725 Morgan Territory Rd, Clayton, CA 94517	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/18/2030	77.3	77.3	65.0	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

T.S.I.-VA, LLC and Alpha Business Services Inc.	(#)	2525 Pointe Center Court, Ste 200, Dumfries, VA 22026	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/17/2030	107.5	107.5	90.3	0.02%
Master Printing and Signs Corp & Artishirt Co.	(#)	386 Squire Rd, Revere, MA 02151	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/10/2045	200.1	200.1	217.4	0.06%
Modutech Marine Inc	(#)	2218 Marine View Dr, Tacoma, WA 98422	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	11/9/2030	392.6	392.6	410.6	0.11%
Paws For Health of Florida LLC	(#)	4588 Ashton Rd, Sarasota, FL 34233	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/5/2030	56.4	56.4	47.5	0.01%
Protek Pest Control Inc, Protek Nurseries LLC & Protek Irrigation LLC	(#)	8712 60th Terrace South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/4/2030	51.5	51.5	45.2	0.01%
GoodGuyS Enterprises Inc dba Goodguys;Good Guy Enterprises;Good Guys	(#)	1071 Serpentine Lane, Pleasanton, CA 94566	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/4/2030	490.8	490.8	513.2	0.14%
Supersonic Cleaning Services Inc	(#)	36 Seitz Terrace, Arlington, NY 12603	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/29/2030	37.8	37.8	32.3	0.01%
Third Day Lubes, Inc.	(#)	450 GA- 53, Calhoun, GA 30701	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/28/2030	21.9	21.9	22.9	0.01%
Marcus Horn dba Versatile Styles and Cuts	(#)	2018 24th Ave, Meridian, MS 39301	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/15/2045	10.4	10.4	11.1	—%
RYAN & CONLON, LLP	(#)	2 Wall St, Apt 710, New York, NY 10005	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/14/2030	512.1	512.1	430.4	0.12%
Shades of U, Inc. dba Diva by Cindy	(#)	15212 Hanover Pike, Upperco, MD 21155	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/9/2045	89.6	89.6	96.0	0.03%
VIP Lawn Care Services LLC dba VIP Services	(#)	3875 Fay Blvd, Cocoa, FL 32927	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/8/2030	18.6	18.6	15.8	—%
Snow Lodge, LLC	(#)	115 County Rd 725, Sweeny, TX 77480	Accommodation	Term Loan	Prime plus 2.75%	10/8/2045	49.8	49.8	54.9	0.01%
KTF Consulting Corp	(#)	2471 N Geneva Terrace, Chicago, IL 60614	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/6/2030	73.2	73.2	76.5	0.02%
The Hall at the Yard LLC dba The Hall on the Yard	(#)	1412 Alden Rd, Orlando, FL 32803	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/2/2031	526.3	526.3	447.6	0.12%
South Park Hardware, LLC	(#)	16074 South Park Ave, South Holland, IL 60473	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/25/2045	74.5	74.5	83.3	0.02%
Babys on Broadway LLC	(#)	47 East BRdway, Little Falls, MN 56345	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	9/25/2030	72.9	72.9	62.2	0.02%
7PSolutions, LLC	(#)	136 North Van Buren St., Nashville, IN 47448	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/25/2030	48.6	48.6	40.7	0.01%
Hazleton Oil & Environmental, Inc	(#)	300 Tamaqua St., Hazleton, PA 18201	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/25/2045	1,078.7	1,078.7	1,194.3	0.33%
Resolve Tech Solutions Inc	(#)	15851 Dallas Pkwy, Ste 1103, Addison, TX 75001	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/24/2030	729.0	729.0	658.9	0.18%
Blakeslee Arpaia Chapman, Inc and Chapman Construction Services, LLC	(#)	200 North Branford Rd, Branford, CT 06405	Construction of Buildings	Term Loan	Prime plus 2.75%	9/24/2030	364.4	364.4	350.8	0.10%
BulkMore LLC	(#)	12741 Ocean Gateway, Ocean City, MD 21842	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/18/2030	146.7	146.7	126.9	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Mister Dexters LTD dba Shuga's	(#)	702 S Cascade Ave, Colorado Springs, CO 80903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2030	177.4	177.4	147.6	0.04%
Mister Dexters LTD dba Shuga's	(#)	702 S. Cascade Ave, Colorado Springs, CO 80903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2045	57.1	57.1	60.4	0.02%
Heriz Gallery Inc dba Pineville Rug Gallery	(#)	312 Main St., Pineville, NC 28134	Textile Product Mills	Term Loan	Prime plus 2.75%	4/6/2045	98.1	98.1	105.2	0.03%
Alliance Heating & Air Conditioning, Inc.	(#)	10 Brookfield Ave, Bridgeport, CT 06610	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/6/2030	709.3	709.3	592.0	0.16%
Terry & Tammy Jacobsen, Inc.dba Appliance Recycling Outlet	(#)	10105 Airport Way, Snohomish, WA 98296	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	4/3/2045	833.7	833.7	856.5	0.23%
Terry and Tammy Jacobsen, Inc dba Appliance Recycling	(#)	10105 Airport Way, Snohomish, WA 98296	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	4/3/2030	317.9	317.9	263.9	0.07%
Profit Stewards, LLC	(#)	458 Schuylkill Rd, Phoenixville, PA 19460	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/2/2030	40.9	40.9	35.0	0.01%
AOC Key Solutions, Inc	(#)	14420 Albemarle Point Place, Ste 200, Chantilly, VA 20151	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/2/2030	696.2	696.2	647.4	0.18%
Caplan Home Care, LLC	(#)	6029 Berkshire Lane, Dallas, TX 75225	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/1/2045	864.2	864.2	901.9	0.25%
Montana Custom Log Homes, Inc.	(#)	2036 US Hwy 93 North, Victor, MT 59875	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2045	360.7	360.7	396.3	0.11%
JS Randhawa, Inc. dba Deli Delicious 34, SK Randhawa Inc. HSR Inc & R	(#)	570 W Olive Ave,, Merced, CA 95348	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2030	93.3	93.3	83.9	0.02%
Blackwater Diving LLC	(#)	112 Forrest Rd, Morgan City, LA 70380	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/30/2030	347.9	347.9	307.6	0.08%
Suburban Transmission of Northern Illinois, Inc.	(#)	1714 E Oakton St, Des Plaines, IL 60018	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/27/2045	147.7	147.7	163.1	0.04%
Tomco Inc. dba Rental City dba Tomco Equiptment Sales	(#)	6470 State St., Saginaw, MI 48603	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/27/2030	21.0	21.0	17.4	—%
Dunaway and Hart, Inc	(#)	575 Harkrider St., Conway, AR 72032	Real Estate	Term Loan	Prime plus 2.75%	3/26/2030	46.7	46.7	38.7	0.01%
Supermarket Source, Inc	(#)	2741 West 76th St., Hialeah, FL 33016	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/24/2030	198.3	198.3	205.7	0.06%
Kris-Leigh Catered Living at Severna Park,LLC	(#)	831 Richie Hwy, Severna Park, MD 21146	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/20/2030	494.6	494.6	513.1	0.14%
Patoruzu Inc dba Sharkey's Cuts for Kids	(#)	18121 Tuckerton Rd, Ste 130, Cypress, TX 77433	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/20/2030	12.7	12.7	10.5	—%
Firefly Developement LLC dba Firefly Earthworks	(#)	4810 Vicksburg St., Dallas, TX 75207	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/19/2045	294.4	294.4	298.3	0.08%
Coffeestamp LLC	(#)	2511 S Jefferson Ave, St. Louis, MO 63104	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/17/2030	4.2	4.2	3.8	—%
Forest Scientific Corporation	(#)	668 Elm St., Tionesta, PA 16353	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/17/2030	70.0	70.0	72.6	0.02%
Mid Ohio Hospitality, LLC dba Bucks Bar and Grill	(#)	192 E Main St, Mansfield, OH 44904	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/17/2045	225.7	225.7	251.8	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Kanga Lean, Inc. dba F45 Training Trinity	(#)	3139 Little Rd Space A-5, Trinity, FL 34655	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/16/2030	53.9	53.9	47.0	0.01%
Integrated Equipment Inc; Intergrated Elastomers Inc	(#)	5701 Brittmoore Rd, Houston, TX 77041	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/13/2045	1,238.7	1,238.7	1,381.7	0.38%
Stretch of NW Georgia, LLC dba Stretch Zone	(#)	1430 Towne Lake Parkway, Ste 26100, Woodstock, GA 30189	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/13/2030	13.7	13.7	11.4	—%
Astoria-Pacific Inc	(#)	15130 SE 82nd Dr, Clackamas, OR 97015	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	3/13/2030	116.7	116.7	121.0	0.03%
Signet Media dba Signet Media inc.	(#)	630 S 1st St, San Jose, CA 95113	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2030	320.0	320.0	331.9	0.09%
Mark Allen Taylor dba Taylor Auction	(#)	20 & 68 Westfield Rd, Nicholls, GA 31554	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/13/2030	129.7	129.7	114.7	0.03%
Native Fields Landscaping LLC and My Two Girls LLC	(#)	73 Taylor Rd, Wharton, NJ 07885	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2045	524.8	524.8	540.8	0.15%
Rapid Trucking	(#)	4225 W Capitol Ave, West Sacramento, CA 95691	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2045	750.9	750.9	837.6	0.23%
GQ Investments LLC	(#)	5772 Miami Lakes Dr, Miami Lakes, FL 33014	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/12/2030	140.0	140.0	116.0	0.03%
C3 Capital, Inc	(#)	10010 North Hampton Cove Lane, Indianapolis, IN 46236	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/11/2030	528.4	528.4	522.7	0.14%
Blue Dot Trading Inc	(#)	3100 NW 72nd Ave, Miami, FL 33122	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/10/2030	52.5	52.5	43.5	0.01%
Quarles Service Systems, Inc.	(#)	1740 September Ave, Memphis, TN 38116	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/10/2045	94.7	94.7	99.3	0.03%
The Ugly Mug's Coffee and Tea Inc.	(#)	1390 BRdway Ste C, Placerville, CA 95667	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2030	35.6	35.6	29.5	0.01%
Peter & Suzanne Scott, Inc., Phillip Showen & Bryan Phelan	(#)	2342 NY- 37, Port Covington, NY 12937	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/6/2030	130.6	130.6	128.2	0.03%
KR Enterprises, Inc. dba Carriage Inn	(#)	1065 Tower Hill Rd, North Kingstown, RI 02852	Accommodation	Term Loan	Prime plus 2.75%	3/6/2045	315.1	315.1	327.0	0.09%
Outcome Driven Innovation dba Spracht; Celltek, ODI, ODI Security	(#)	974 Commercial St, Palo Alto, CA 94303	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/6/2030	359.5	359.5	297.9	0.08%
Advans IT Services, Inc.	(#)	65 Boston Post Rd W Ste 390, Marlborough, MA 01752	Other Information Services	Term Loan	Prime plus 2.75%	3/6/2030	116.6	116.6	96.7	0.03%
Big Brand Management LTD. CO. dba Ivox Media	(#)	512 E 11th St, Houston, TX 77008	Real Estate	Term Loan	Prime plus 2.75%	3/6/2030	61.8	61.8	58.3	0.02%
Minifox Inc. dba Pho Hoa and Jazen Tea	(#)	10624 South Eastern Ave Stes R & S, Hendersen, NV 89502	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/5/2030	70.0	70.0	59.0	0.02%
Jones Roger Sherman Inn, Inc. dba Jones Roger Sherman Inn	(#)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/4/2030	27.0	27.0	28.1	0.01%
Chet Lemon Enterprises, Inc. dba All American Sports	(#)	1544 Lane Park Cut off, Tavares, FL 32778	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/3/2031	219.7	219.7	229.2	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

14th State Learning, LLC dba Sylvan Learning, LLC	(#)	1 Market Pl #10, Essex Junction, VA 05452	Educational Services	Term Loan	Prime plus 2.75%	3/2/2030	48.0	48.0	40.2	0.01%
Toju Bay Inc. dba Fiesta Americana Restaurand and Club	(#)	1622-1624 N. Mannheim Rd, Stone Park, IL 60165	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2045	448.5	448.5	487.4	0.13%
LCSM Logistics Inc	(#)	15735 Spectrum Dr, Addison, TX 75001	Couriers and Messengers	Term Loan	Prime plus 2.75%	2/28/2030	78.7	78.7	65.2	0.02%
Custom Garages	(#)	110 2nd Ave South, Pacheco, CA 94553	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2030	128.4	128.4	111.4	0.03%
Crux Solutions LLC dba Waddell's Riverside Funeral Directors	(#)	6938 Westover St., Houston, TX 77087	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/27/2045	79.6	79.6	84.7	0.02%
Breakers Electric, LLC dba Merrill Sports	(#)	13600 Mustang Dr, Mead, CO 80542	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/27/2030	9.7	9.7	8.1	—%
GRSC, Inc.	(#)	1643 NW Dove Ct, Stuart, FL 34994	Construction of Buildings	Term Loan	Prime plus 2.75%	2/27/2030	20.8	20.8	18.6	0.01%
M & L ENTERPRIZES, LLC	(#)	2401 Wrightsville Ave, Wilmington, NC 28403	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/26/2030	46.3	46.3	48.0	0.01%
Feras Alshadaida dba Allura Dairy	(#)	8809 N Grove Ave, Rancho Cucamonga, CA 91730	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/26/2030	56.0	56.0	48.5	0.01%
Abe Chahrour Investment, LLC	(#)	4001 S Wayne Rd, Wayne, MI 48154	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/25/2045	21.8	21.8	24.3	0.01%
Skimino Enterprises LLC	(#)	197 Ewell Rd, Williamsburg, VA 23188	Support Activities for Transportation	Term Loan	Prime plus 2.75%	2/21/2030	69.4	69.4	57.6	0.02%
Bell Oak LLC dba Bell Oak Academy & Paradise Strategics LLC	(#)	7215 Waelti Dr, Melbourne, FL 32940	Social Assistance	Term Loan	Prime plus 2.75%	2/21/2045	374.1	374.1	376.3	0.10%
Sherwood Sporthorses Inc.	(#)	20502 Forestview, Magnolia, TX 77355	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2046	307.9	307.9	332.0	0.09%
Bora Enterprises, LLC	(#)	44255-B Fremont Blvd,, Fremont, CA 94538	Truck Transportation	Term Loan	Prime plus 2.75%	2/21/2030	11.7	11.7	9.7	—%
Alex Roit Chiropractic, P. C	(#)	55 Northern Blvd, Ste 103, Great Neck, NY 11021	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/19/2030	18.5	18.5	15.3	—%
Little Feet Academy of Jacksonville, LLC	(#)	10265 Normandy Blvd, Jacksonville, FL 32221	Social Assistance	Term Loan	Prime plus 2.75%	2/17/2045	46.4	46.4	47.6	0.01%
All Modes Transportation & Logistics LLC	(#)	4313 Collingtree Dr, Rockledge, FL 32955	Support Activities for Transportation	Term Loan	Prime plus 6.5%	2/14/2030	11.7	11.7	11.2	—%
Romo Medical Equiptment LLC	(#)	3453 North Panam Expressway, San Antonio, TX 78219	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/14/2030	462.8	462.8	383.6	0.10%
Lesher Transportation and Shipping, LLC	(#)	116 North Austin St., Oak Grove, MO 64075	Truck Transportation	Term Loan	Prime plus 2.75%	2/13/2030	13.2	13.2	12.6	—%
Red Rock Government Serviice, LLC	(#)	45240 Business Court, Sterling, VA 20166	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/13/2030	158.5	158.5	146.3	0.04%
Shaw, Ltd dba Fitness 1440 North Coventry	(#)	54-58 Glocker Way, Pottstown, PA 19465	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/13/2030	56.2	56.2	49.3	0.01%
Damiano Global Corp.	(#)	333 Birch Hills Dr, Rochester, NY 14622	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/10/2030	46.3	46.3	38.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Fortson Janitorial Inc	(#)	462-482 Chattahoochee St., Cornelia, GA 30531	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/5/2045	105.7	105.7	117.9	0.03%
2'N1 Home and lawn LLC dba N1 Home an Lawn LLC	(#)	1300 Ridenour Blvd, Kennesaw, GA 30152	Administrative and Support Services	Term Loan	Prime plus 6.5%	2/3/2030	11.7	11.7	11.2	—%
A1 Radon Services, LLC	(#)	9980 Dell Rd, Eden Prairie, MN 55347	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	1/31/2030	82.5	82.5	68.4	0.02%
Thisaflycloset, LC	(#)	12408 Kingsview St., Bowie, MD 20721	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 6.5%	1/30/2030	11.7	11.7	11.1	—%
Adorable Home Heath Care LLC	(#)	6110 W Capitol Dr, Milwaukee, WI 53216	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/30/2030	38.6	38.6	32.0	0.01%
Daftarnow Inc dba Venture X Parsippany	(#)	8 Campus Dr. Ste 105, Parsippany, NJ 07054	Real Estate	Term Loan	Prime plus 2.75%	7/30/2030	178.1	178.1	148.1	0.04%
Spinnaker PSL Inc., Spinnaker Subs- N-Shine& Spinnaker Vero Inc	(#)	6967 Hancock Dr, Port St Lucie, FL 34952	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	1/30/2045	310.7	310.7	315.5	0.09%
3 Fat Labs Inc. and Energy Conservation Solution Inc.	(#)	2001 S County Rd 400 W, Greencastle, IN 46135	Rental and Leasing Services	Term Loan	Prime plus 2.75%	1/30/2045	276.1	276.1	285.7	0.08%
Codame Enterprises LLC dba Firehouse Subs	(#)	1547 Main St., Dunedin, FL 34698	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2030	97.3	97.3	80.6	0.02%
Havana Knights LLC	(#)	65 Lindsey Lane, Havana, FL 32333	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/27/2030	36.3	36.3	32.7	0.01%
Amina Financial Solutions LLC dba Expat Tax Solutions	(#)	1433 Chestnut St., Macon, GA 31201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/24/2030	19.3	19.3	16.0	—%
Affinity Integrated Solutions Inc.	(#)	115 Pomona Dr, Greensboro, NC 27402	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/23/2045	294.5	294.5	304.6	0.08%
Affinity Integrated Solutions Inc	(#)	115 Pomona Dr, Greensboro, NC 27407	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/23/2030	206.9	206.9	171.5	0.05%
Align Sports Management, LLC	(#)	15822 Caminito Cantaras, Del Mar, CA 92014	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	1/22/2030	20.7	20.7	17.3	—%
Emmalina LLC	(#)	3602 Rock Bay Dr, Louisville, KY 40245	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/21/2030	5.9	5.9	5.6	—%
Motorsport Imagery, Inc	(#)	16362 Cherokee Rd, Brooksville, FL 34601	Apparel Manufacturing	Term Loan	Prime plus 2.75%	1/17/2030	20.7	20.7	18.4	0.01%
Lyon Cubs LLC dba Dayton Valley Learning Center	(#)	357 Dayton Valley Rd, Dayton, NV 89403	Social Assistance	Term Loan	Prime plus 2.75%	1/16/2045	164.8	164.8	170.9	0.05%
VetMed LLC	(#)	908 4th Ave, Decatur, AL 35601	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/10/2030	80.5	80.5	66.7	0.02%
Jordi X Kellogg, M.D.,P.C	(#)	9200 SE 91st Ave STE 340, Happy Valley, OR 97086	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/10/2030	57.5	57.5	47.6	0.01%
Luster Custom Homes LLC	(#)	18801 North Thompson Peak Parkway, Ste 240, Scottsdale, AZ 85255	Construction of Buildings	Term Loan	Prime plus 2.75%	1/10/2030	42.5	42.5	35.2	0.01%
CV Flores LLC dba A All Animal Control	(#)	2140 E Southlake Blvd L-503, Southlake, TX 76092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/9/2030	5.0	5.0	4.3	—%
Bearwaters Brewing Company	(#)	101 Park St, Canton, NC 28716	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2044	252.5	252.5	272.0	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Pecos Entertainment LLC dba State Theater	(#)	421 South Oak St, Pecos, TX 79772	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/31/2029	123.6	123.6	128.2	0.03%
Global Information Technology, Inc	(#)	1 Cragwood Rd, Ste 101, South Plainfield, NJ 07080	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/31/2029	518.3	518.3	429.6	0.12%
Nick's Country Kitchen, LLC	(#)	3 Flanders Rd, Bethlehem, CT 06751	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2044	281.8	281.8	296.8	0.08%
Kiddie Garden Child Development Center, LLC	(#)	2809 W. Atkinson Ave, Milwaukee, WI 53209	Social Assistance	Term Loan	Prime plus 2.75%	12/30/2044	42.2	42.2	45.4	0.01%
Spinnaker Vero Inc.	(#)	983 12th St., Vero Beach, FL 32960	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/30/2044	772.8	772.8	776.2	0.21%
Larry J. Frick dba L & S Trucking	(#)	157571 E Wausau Ave, Wausau, WI 54403	Truck Transportation	Term Loan	Prime plus 2.75%	12/30/2029	45.2	45.2	40.6	0.01%
Home Decor Liquidators, LLC dba Home Decor Outlets;Home Decor Mattress	(#)	8780 Pershall Rd, Hazelwood, MO 63042	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2029	930.6	930.6	802.7	0.22%
Vance Ewing LLC	(#)	22940 Harlan Ln, St. Robert, MO 65584	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/30/2029	102.8	102.8	106.6	0.03%
VIP Construction Group Inc.	(#)	3332 W Mulberry Dr, Mequon, WI 53092	Construction of Buildings	Term Loan	Prime plus 2.75%	12/30/2029	57.1	57.1	59.2	0.02%
Jauchem & Meeh Inc.dba Gregory Meeh Design;Jermy Chernick Design;J&M S	(#)	524 Sackett St., Brooklyn, NY 11217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/30/2029	251.2	251.2	235.3	0.06%
Dilpreet Hundal dba Kwik Stop	(#)	1001 Sacramento Ave, West Sacramento, CA 95605	Gasoline Stations	Term Loan	Prime plus 2.75%	12/30/2044	237.2	237.2	244.0	0.07%
K&S Hardware LLC dba Gopher Ace	(#)	1865 Wayzata Blvd, Long Lake, MN 55356	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2029	57.1	57.1	54.9	0.01%
Protek Pest Control, Inc. Pro-tek Nurseries LLC, Pro-Tek Irrigation	(#)	8712 60TH TER South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	139.7	139.7	152.8	0.04%
Mankamana Holdings, LLc dba Perfect Brow Art, Mankamana Holdings, LLC	(#)	7302 Kirby Ave, Lubbock, TX 79424	Gasoline Stations	Term Loan	Prime plus 2.75%	12/27/2029	125.6	125.6	117.3	0.03%
Irony LLC dba Mulberry’s Garment Care	(#)	2579 Fairview Ave North, Roseville, MN 55113	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/27/2029	977.4	977.4	816.0	0.22%
Tatoo Tony's Under My Skin LLC	(#)	73 Memorial Parkway, Atlantic Highlands, NJ 07716	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/27/2044	98.0	98.0	109.4	0.03%
QXC Communications, Inc	(#)	4541 N Dixie Hwy, Boca Raton, FL 33431	Telecommunications	Term Loan	Prime plus 2.75%	12/27/2029	479.5	479.5	396.7	0.11%
Pro-Tek Pest Control, Inc, Pro-Tek Nurseries, LLC, Pro-Tek Irrigation	(#)	8712 60th Terrace South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	170.1	170.1	148.7	0.04%
American Landscaping Company and Ground Effects Landscaping, LLC	(#)	6151 A St., Anchorage, AK 99518	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	619.9	619.9	679.9	0.19%
American Landscaping Company	(#)	6151 S St., Anchorage, AK 99518	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	294.6	294.6	285.3	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

313 Air Duct LLC Dba Jouny Cleaning Services, M & J Restoration Emerge	(#)	25150 W Warren Ave., Dearborn Heights, MI 48127	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	245.1	245.1	260.0	0.07%
313 Air Duck LLC dba Jouny Cleaning Services, M & J Restoration Emerge	(#)	25150 W Warren Ave., Dearborn Heights, MI 48127	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	148.0	148.0	132.5	0.04%
Watearth Inc	(#)	3371 Glendale Blvd Ste 208, Los Angeles, CA 90039	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2029	42.7	42.7	35.3	0.01%
A Family Member Homecare Group Inc, A Family Member Homecare Holdings,	(#)	11788 Sample Rd, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2044	117.0	117.0	120.7	0.03%
Bhatti LLC 2, Bhatti LLC	(#)	1451 Coral Ridge Ave, Coralville, IA 52241	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/26/2029	102.8	102.8	87.6	0.02%
Icebox Cafe L.C. and Icebox Pantry, LLC	(#)	219 NE 3rd St., Hallendale Beach, FL 33009	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/26/2030	418.5	418.5	365.6	0.10%
Richwood Enterprises, LLC, Richwood Transport LLC, Richwood Transport	(#)	2564 Branch St., Middleton, WI 53562	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/24/2029	322.2	322.2	290.2	0.08%
Synergistic-Designs, LLC	(#)	493 Wilson Mill Rd, New Wilmington, PA 16142	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/24/2029	6.8	6.8	5.7	—%
Ink! Coffee Company	(#)	2851 Larimer St., Denver, CO 80205	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2029	483.1	483.1	399.7	0.11%
The Lamkin Group LLC and National Championship Enterprises LLC	(#)	901 Lily Creek Rd, Ste 102, Louisville, KY 40243	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/23/2029	609.7	609.7	505.3	0.14%
512 E 11th Street LLC and Big Brand Management Ltd. Co.	(#)	512 E 11th St, Houston, TX 77008	Real Estate	Term Loan	Prime plus 2.75%	12/23/2044	327.2	327.2	354.7	0.10%
Aitheras Aviation Group, LLC and International Aviation Sales, Ltd.	(#)	2301 N Marginal Rd, Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus 2.75%	12/23/2029	481.8	481.8	419.1	0.11%
Food Civilization Services LLC and 1701 W 15th St LLC	(#)	512 E 11th St., Houston, TX 77008	Real Estate	Term Loan	Prime plus 2.75%	12/23/2044	147.1	147.1	162.9	0.04%
Shaddai Aesthetics Inc	(#)	706 W. 34th St., Austin, TX 78705	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2029	17.3	17.3	14.3	—%
Romain Tower Inc.	(#)	215 S Persimmon St, Tomball, TX 77375	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2044	888.1	888.1	886.1	0.24%
Macon Arts Center LLC	(#)	4570 Pio Nono Ave, Macon, GA 31206	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/20/2044	617.8	617.8	667.9	0.18%
Freedom Enterprises, Inc	(#)	2431 14th Ave SE, Watertown, SD 57201	Truck Transportation	Term Loan	Prime plus 2.75%	12/20/2029	296.4	296.4	256.3	0.07%
La Tradicion Cubana Inc	(#)	9357 S.W. 40th St., Miami, FL 33165	Miscellaneous Store Retailers	Term Loan	Prime plus 6.5%	12/20/2029	11.6	11.6	11.0	—%
Freedom Enterprises, Inc - New RE company to be formed	(#)	2431 14th Ave SE, Watertown, SD 57201	Truck Transportation	Term Loan	Prime plus 2.75%	12/20/2044	203.3	203.3	218.6	0.06%
ACC International LLC	(#)	200 N Furnace St, Birdsboro, PA 19508	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2044	316.2	316.2	319.9	0.09%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Chris Farley DVM PA. dba Farley Veterinary Clinic	(#)	6487 Taft St., Hollywood, FL 33024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2029	12.3	12.3	12.8	—%
GDIM Enterprises Inc dba AAMCO	(#)	1657 Whiskey Rd., Aiken, SC 29803	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/19/2029	18.5	18.5	16.9	—%
United Capital Group LLC	(#)	23022 La Cadena Dr, Laguna Hills, CA 92653	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/19/2029	294.1	294.1	257.9	0.07%
Kuros, LLC	(#)	21221 Baron Lake Dr, Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus 2.75%	12/19/2044	389.7	389.7	434.2	0.12%
MBK IT Services Inc.	(#)	626 Trailwood Ct., Garland, TX 75043	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/19/2029	19.7	19.7	20.4	0.01%
Kuros, LLC	(#)	21221 Baron Lake Dr, Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus 2.75%	11/19/2045	89.0	89.0	99.6	0.03%
RWBB LLC	(#)	4120 7th Ave, Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2029	15.4	15.4	13.8	—%
New Casa Technologies, LLC	(#)	7928 S 70th Lane, Laveen, AZ 85339	Truck Transportation	Term Loan	Prime plus 2.75%	12/19/2029	7.4	7.4	6.3	—%
Nebulos, LLC	(#)	5428 Twilight Way, Parker, CO 80134	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2029	57.1	57.1	53.0	0.01%
The Burlington Academy of Learning LLC	(#)	10 Covey Rd, Burlington, CT 06013	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2029	47.5	47.5	49.2	0.01%
Skyfall LLC dba EZ Self Storage	(#)	2705 US Hwy 45 North, Henderson, TN 38340	Real Estate	Term Loan	Prime plus 2.75%	12/18/2044	143.4	143.4	159.8	0.04%
Premier Gaming Solutions Inc	(#)	17 South Grand Ave, Pasadena, CA 91105	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2029	10.3	10.3	10.6	—%
HADD Corp	(#)	364 Rugby Rd, Cedarhurst, NY 11516	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/17/2029	11.6	11.6	11.0	—%
Signco America LP & Sparkle corporation Inc.	(#)	7938 Wright Rd, Houston, TX 77041	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/16/2044	1,225.5	1,225.5	1,365.6	0.37%
J and K Project Management Consultants LLC	(#)	350 Mc Donnell St, Lewisville, TX 75057	Construction of Buildings	Term Loan	Prime plus 2.75%	12/16/2044	307.2	307.2	340.8	0.09%
Farain Saremi dba USA Produce	(#)	461 G St., Los Banos, CA 93635	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/16/2044	465.7	465.7	493.1	0.13%
J and K Project Management Consultants dba A. C. T. Construction	(#)	350 Mc Donnell St, Lewisville, TX 75057	Construction of Buildings	Term Loan	Prime plus 2.75%	12/16/2029	189.8	189.8	196.5	0.05%
Nulane Entertainment LLC	(#)	4100 W. Alameda Ave # 300, Burbank, CA 91505	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2029	6.9	6.9	5.7	—%
Dr Steven J Seidel	(#)	42 Campeau Place, Bergenfield, NJ 07621	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2029	74.2	74.2	61.5	0.02%
Jen Macias LLC dba Duende	(#)	2301 NW Thurman St., Portland, OR 97210	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2029	7.4	7.4	6.1	—%
Math Enrichment, LLC	(#)	1009 E Capitol Expressway, San Jose, CA 95121	Educational Services	Term Loan	Prime plus 2.75%	12/13/2029	187.5	187.5	155.1	0.04%
The Crane Guys, LLC	(#)	14480 Alondra Blvd, La Mirada, CA 90638	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2029	1,174.9	1,174.9	1,059.2	0.29%
Essex Indoor Golf Center LLC	(#)	23 Saybrook Rd, Essex, CT 06426	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/13/2029	71.9	71.9	64.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

The Floor Covering Warehouse, Inc	(#)	112 Orchard St., Stamford, CT 06902	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/13/2044	235.3	235.3	262.2	0.07%
WURA LLC dba Dickey's Barbecue Pit	(#)	4325 E. University Dr, Ste 40, Prosper, TX 75078	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2029	85.7	85.7	73.5	0.02%
Belle Properties Northwest, Inc.	(#)	223 Ave B, Snohomish, WA 98290	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/12/2044	128.7	128.7	138.0	0.04%
Abylex, Inc and Worpex LLC	(#)	7473 Reese Rd #2, Sacramento, CA 95828	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2044	93.8	93.8	85.6	0.02%
Joyner5, Inc.dba British Swim School	(#)	1000 Settlers Landing Court, Wake Forest, NC 27587	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/12/2029	20.6	20.6	17.0	—%
Stockton TRI Industries, LLC	(#)	2141 E Anderson St, Stockton, CA 95205	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/12/2044	1,086.0	1,086.0	1,155.3	0.31%
Chambers Funeral Home & Crematorium PA & Riverdale Park Crematory, LLC	(#)	5801 Cleveland Ave, Riverdale, MD 20737	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/11/2044	294.1	294.1	327.7	0.09%
Vaughn Chiropractic, PLLC dba Catalyst Chiropractic and Rehab	(#)	10904 Baltimore St NE, Blaine, MN 55449	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2029	37.9	37.9	31.4	0.01%
Professional Plumbing Services of Nela, LLC	(#)	99 Plum St, West Monroe, LA 71292	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2029	16.4	16.4	15.9	—%
CCD Construction Services LLC dba Clearwater Outdoor Design, CCD Exca	(#)	175 W Borgfeld Dr, San Antonio, TX 78260	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2044	110.3	110.3	116.6	0.03%
Ciel Du Mel LLC dba Lala's Creamery	(#)	134 Petaluma Blvd North, Petalumaca, CA 94952	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/10/2029	15.1	15.1	13.1	—%
SLCP Transport, LLC dba Aamco	(#)	1407 Lomaland Dr, El Paso, TX 79935	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2029	57.1	57.1	53.0	0.01%
Helping Hands Group Daycare dba Dawn to Dusk Learning and Child Care L	(#)	10 Tremont Rd, Tremont, PA 17981	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2044	38.2	38.2	40.9	0.01%
Elita 7, LLC and Behavioral Nutrition Inc.	(#)	16 Marble St., Worchester, MA 01603	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/9/2029	285.1	285.1	269.1	0.07%
Eagle Eye Truck Lines LLC and Eagle Eye Logistics LLC	(#)	560 56th St SW, Grand Rapids, MI 49548	Truck Transportation	Term Loan	Prime plus 2.75%	12/6/2029	1,004.8	1,004.8	847.9	0.23%
Mazhar Family, Inc dba Edible Arrangements	(#)	601 Portion Rd, Store #17, Lake Ronkonkoma, NY 11779	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/6/2029	61.7	61.7	51.6	0.01%
Wolf Pack, LLC	(#)	939 South 25th East, Ste. 115, Ammon, ID 83406	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	3/6/2030	208.0	208.0	182.3	0.05%
Natalie Enterprise Inc	(#)	2500 Grand Ave, Billings, MT 59102	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/6/2029	18.5	18.5	19.2	0.01%
Ohanyan LLC dba Nestle Toll House Caf'e By Chip	(#)	14006 Riverside Dr, Store No. 9270, Sherman Oaks, CA 91423	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/6/2029	38.7	38.7	34.5	0.01%
DB Talak LLC	(#)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/6/2044	151.5	151.5	168.8	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Glen Lamb dba Lambs Tree And Plant Health Care	(#)	413 Pond Meadow Rd, Westbrook, CT 06498	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/6/2029	17.1	17.1	15.4	—%
The Stout Group LLC	(#)	10850 NW 138th St, Hialeah Gardens, FL 33018	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/6/2029	219.2	219.2	194.6	0.05%
Scott's Hardware, Inc., dba Medford Inc	(#)	200 Tuckerton Rd, Medford, NJ 08055	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 6.5%	12/6/2029	11.6	11.6	11.0	—%
Bay Area Metal Fabricarion LLC	(#)	510 -512 Stone Rd, Benicia, CA 94510	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/6/2029	124.9	124.9	111.6	0.03%
Clearwater Engineering Inc	(#)	301 N River St., Derby, KS 67037	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/5/2029	538.9	538.9	480.9	0.13%
Used Tire Express 1, Corp	(#)	437 N. Battlefield, Chesapeake, VA 23320	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/5/2029	78.8	78.8	68.5	0.02%
Standard Capital Corp	(#)	2349 Wessington Dr, Virginia Beach, VA 23456	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	12/5/2029	11.6	11.6	11.0	—%
Hook Line and Schooner Vinings LLC	(#)	400 West Village Way #3009, Smyrna, GA 30008	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/4/2029	20.6	20.6	18.6	0.01%
Soto Injury Law Firm, PA and My Attorney Inc	(#)	2050 Capital Circle NE Ste B, Tallahassee, FL 32308	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/3/2029	56.5	56.5	46.8	0.01%
Mega Sales Detergent Distributor, LLC	(#,^)	1 Ackerman Ave, Clifton, NJ 07011	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/29/2029	45.4	45.4	37.5	0.01%
Behind the Scenes Chicago, LLC dba Paramount Events	(#)	1750 W Lake St., Chicago, IL 60612	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2029	421.6	421.6	370.5	0.10%
Loading Arms Plus Inc	(#)	5401 Mitchelldale St., Ste B4, Houston, TX 77092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2029	71.9	71.9	60.7	0.02%
Codorado, Inc. dba Dentalmart	(#,^)	10 Glorieta Rd, Sante Fe, NM 87508	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/27/2029	9.5	9.5	7.9	—%
American Bio Source, LLC dba Dieselgreen Fuels	(#)	2522 N Hwy 287, Decatur, TX 76234	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	11/27/2029	53.7	53.7	55.6	0.02%
Alice's Tea Cup, ATC !! LLC and ATC 111, LLC	(#)	102 W 73rd St., New York, NY 10023	Food Manufacturing	Term Loan	Prime plus 2.75%	11/27/2029	255.9	255.9	215.7	0.06%
Kanti Group Inc, Marina 84 Sport Bar & Grill LLC and Pub 52 Sports	(#)	2440 Wesr State Rd 84, Fort Lauderdale, FL 33312	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2029	142.6	142.6	120.0	0.03%
Roots'n Shoots, LLC	(#)	86 Boston Rd, Chelmsford, MA 01824	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/27/2029	9.7	9.7	8.0	—%
Haversack Holdings LLC	(#)	7930 W Kenton Circle, Ste 260, Huntersville, NC 28078	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2029	113.4	113.4	93.8	0.03%
Ultra Flow Dispense, LLC	(#)	820 Prospect Hill Rd, Windsor, CT 06095	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/26/2029	93.5	93.5	78.1	0.02%
Ford Custom Renovation LLC	(#,^)	405 BRdway St., Muncy, PA 17756	Construction of Buildings	Term Loan	Prime plus 2.75%	11/26/2029	7.5	7.5	6.2	—%
Fullmer's Landscaping, Inc.	(#)	9547 W Third St., Dayton, OH 45417	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/26/2029	174.2	174.2	151.6	0.04%
Hurricane Group, Inc.dba Crate Club Group	(#)	101 San Patricio Ave, Ste 860, Guaynabo, PR 00968	Other Information Services	Term Loan	Prime plus 2.75%	11/25/2029	46.6	46.6	38.6	0.01%
B.S Carrier LLC and United Truck & Trailer Repair LLC	(#)	3716 Garman Rd, Salem, VA 24153	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2029	214.3	214.3	206.8	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

S&C Cookies, Inc	(#,^)	1969 Jericho Turnpike, East Northport, NY 11731	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/22/2029	51.0	51.0	42.4	0.01%
Peanut Butter & Co Inc	(#,^)	119 West 57th St., Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/22/2029	170.1	170.1	140.7	0.04%

Cum Laude Enterprises, LLC	(#)	15218 Penn Hills Lane, Houston, TX 77062	Nonstore Retailers	Term Loan	Prime plus 2.75%	11/22/2029	17.4	17.4	16.2	—%
Best Choice Meats, Inc,	(#,^)	12646 S Springfield Ave, Alsip, IL 60803	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/22/2044	1,316.7	1,316.7	1,406.8	0.38%
ZUMI LLC dba Allstate Insurance	(#,^)	1537 W 79th St, Chicago, IL 60620	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/22/2029	10.9	10.9	11.2	—%
A&N Design Studios Inc dba Door3 Business Application	(#)	22 Cortlandt St., New York, NY 10007	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2029	111.1	111.1	98.3	0.03%
Place Vendome Holding Co Inc.dba R&F Marketing	(#)	610 East Main St., Swainsboro, GA 30401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/22/2029	216.2	216.2	200.2	0.05%
Place Vendome Holding Co. Inc.dba R&F Marketing	(#)	308 Glenwood Rd, Swainsboro, GA 30401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/22/2044	426.8	426.8	408.5	0.11%
Coral Springs Family Wellness LLC	(#)	2902 North University Dr, Coral Springs, FL 33065	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/21/2030	115.3	115.3	96.4	0.03%
Weeping Willow Kennel Inc	(#,^)	6041 Hammond School Rd, Salisbury, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2029	4.1	4.1	4.2	—%
Semplice Cafe LLC	(#,^)	209 N Main St., Breckenridge, CO 80424	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2029	16.3	16.3	13.9	—%
Pen's Electric Company	(#)	504 Fairfax Ave, Nashville, TN 37212	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	11/21/2029	11.9	11.9	11.3	—%
Cobb Roofing LLC	(#,^)	8101 NW 10th St, Oklahoma City, OK 73127	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2029	50.7	50.7	42.0	0.01%
The Rollin' Trapp LLC	(#,^)	1731 Prevatt Rd, Dothan, AL 36301	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2029	7.2	7.2	6.6	—%
AMH Construction, Inc.	(#,^)	30 South Ivey Lane, Orlando, FL 32811	Construction of Buildings	Term Loan	Prime plus 2.75%	11/20/2044	269.3	269.3	289.4	0.08%
AMH Construction, Inc.	(#,^)	30 South Ivey Lane, Orlando, FL 32811	Construction of Buildings	Term Loan	Prime plus 2.75%	11/20/2029	68.0	68.0	65.9	0.02%
Cable Management LLC	(#,^)	290 Pratt St., Meriden, CT 06450	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/20/2029	124.8	124.8	110.5	0.03%
AD Learning Group, LLC dba The Learning Experience & AD Learning NH LL	(#,^)	181 Shunpike Rd, Cromwell, CT 06416	Social Assistance	Term Loan	Prime plus 2.75%	11/18/2029	123.9	123.9	102.5	0.03%
Ryan & Selena LLC dba Head of the Class Learning Center	(#,^)	1836 Kathleen Rd, Lakeland, FL 33805	Social Assistance	Term Loan	Prime plus 2.75%	11/18/2044	439.8	439.8	462.0	0.13%
Lindsley Excavating LLC	(#,^)	92 Town Line Rd, Fulton, NY 13069	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/15/2029	173.3	173.3	163.9	0.04%
MToxins Venom Lab LLC	(#,^)	717 Oregon St., Oshkosh, WI 54902	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/15/2044	99.8	99.8	102.3	0.03%
Champions Of Diversity Media Inc dba Champions of Diversity: Politics	(#,^)	5100 Transamerica Dr, Columbus, OH 43228	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/15/2044	71.0	71.0	76.8	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

SSH Princeton LLC dba Stumpy's Hatchet House of Princeton	(#)	745 Alexander Rd, Ste 1-3, Princeton, NJ 08540	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/15/2030	87.4	87.4	72.4	0.02%
Winning Sales Plan Inc	(#,^)	17811 Fairhaven Gateway, Cypress, TX 77433	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/14/2029	45.4	45.4	47.0	0.01%
Ninth Avenue, LLC	(#)	Empire Mall, 5000 W Empire Place, Room 916, Sioux Falls, SD 57106	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/14/2030	59.5	59.5	51.1	0.01%
Sean McNamara	(#)	5639 Wood Lane, Allentown, PA 18106	Nonstore Retailers	Term Loan	Prime plus 6.5%	11/14/2029	11.5	11.5	10.9	—%
Rockin Robin Music Lessons LLC	(#,^)	9029 Hwy 6, Ste 160, Missouri City, TX 77459	Educational Services	Term Loan	Prime plus 2.75%	11/14/2029	8.4	8.4	7.0	—%
The Pinnacle Development Group Inc dba The Goddard School	(#)	105 Springside Dr, Akron, OH 44333	Social Assistance	Term Loan	Prime plus 6.5%	11/14/2029	11.5	11.5	10.9	—%
HH Wireless Connect LLC	(#,^)	48267 Deer Trail Dr, Canton, MI 48187	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	11/12/2029	7.5	7.5	6.2	—%
SSD Designs LLC	(#,^)	486 Vance St, Forest City, NC 28043	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	1/12/2030	328.8	328.8	299.3	0.08%
Adrienne's Gourmet Foods, Imagine Baking, Inc	(#,^)	1034 Hancock St., Sandusky, OH 44870	Food Manufacturing	Term Loan	Prime plus 2.75%	11/12/2029	480.3	480.3	466.9	0.13%
James Richard Farkas Jr. dba Lil Black Bear Inn	(#,^)	8072 State Rd 46 East, Nashville, TN 47448	Accommodation	Term Loan	Prime plus 2.75%	11/12/2044	107.0	107.0	110.6	0.03%
NJ Floats, Inc	(#)	327 Route 202/206, Bedminster Township, NJ 07921	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2046	204.8	204.8	229.6	0.06%
Ameen Enterprises, LLC dba Bargain Town	(#,^)	1111 E Washington St, Stephenville, TX 76401	Gasoline Stations	Term Loan	Prime plus 2.75%	11/12/2029	113.4	113.4	115.1	0.03%
Two Roses Salon 1, Inc.dba National Fluid Power Institute and NFPI	(#,^)	908 S Jefferson St., Amarillo, TX 79101	Educational Services	Term Loan	Prime plus 2.75%	11/12/2029	358.4	358.4	324.6	0.09%
Steven French dba French Woodworking	(#,^)	1101 Horizon Dr Ste 101, Fairfield, CA 94533	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/12/2044	61.2	61.2	68.2	0.02%
Adrienne's Gourmet Foods, Imagine Baking Inc	(#,^)	1034 Hancock St., Sandusky, OH 44870	Food Manufacturing	Term Loan	Prime plus 2.75%	11/12/2044	397.7	397.7	443.2	0.12%
Potomac Nail Spa Corporation	(#,^)	14901 Potomac Town Place,, Woodbridge, VA 22191	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/12/2029	49.2	49.2	41.0	0.01%
Integrated Vascular Services LLC	(#,^)	1452 Franklin Ave, Salem, OR 44460	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/8/2029	72.6	72.6	60.6	0.02%
Airbar Inc	(#,^)	5 N Station Plaza, Great Neck, NY 11021	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/8/2029	19.9	19.9	16.4	—%
East River Plumbing, LLC	(#,^)	997 E Loop, Priest River, ID 83856	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/8/2044	49.0	49.0	52.5	0.01%
Link Recreational, Inc	(#,^)	304 Business Hwy 53, Minong, WI 54859	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/7/2044	385.5	385.5	417.6	0.11%
WE MAKE DIFFERENCES, LLC	(#,^)	1380 Main St., Waltham, MA 02451	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/7/2029	5.9	5.9	5.7	—%
Link Recreational, Inc	(#,^)	304 Business Hwy 53, Minong, WI 54859	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/7/2029	776.9	776.9	654.9	0.18%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

C&P Trading and Sales Inc	(#,^)	950 Peninsula Corporate Circle Ste 3016, Boca Raton, FL 33487	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/31/2029	225.2	225.2	186.5	0.05%
11900 Marshfield Station Inc	(#,^)	11900 S Marshfield Ave, Calumet Park, IL 60827	Gasoline Stations	Term Loan	Prime plus 2.75%	10/31/2044	1,229.9	1,229.9	1,331.1	0.36%
Automotive Solutions, LLC	(#,^)	1910 W. Dupont Rd, Fort Wayne, IN 46818	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2044	292.6	292.6	312.1	0.09%
Sunburst Trout Farm, LLC	(#,^)	314 Industrial Park Dr, Waynesville, NC 28786	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	10/31/2029	60.8	60.8	63.0	0.02%
Automotive Standard, LLC	(#,^)	4028 Coldwater Rd, Fort Wayne, IN 46805	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2044	135.3	135.3	145.6	0.04%
Sunburst Trout Farm, LLC	(#,^)	314 Industrial Park Dr, Waynesville, NC 28786	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	10/31/2044	227.3	227.3	250.1	0.07%
Guru Kirpa, Inc	(#,^)	3006 New Castle Ave, New Castle, DE 19720	Gasoline Stations	Term Loan	Prime plus 2.75%	10/31/2044	191.2	191.2	197.2	0.05%
Jessie's Radiator and Automotive	(#,^)	1777 N Ventura Ave, Ventura, CA 93001	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2029	14.9	14.9	13.7	—%
ABC Sandblasting, LLC	(#,^)	14029 56th St. NW, Williston, ND 58801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2029	225.7	225.7	192.8	0.05%
Fave Realty, Inc.	(#,^)	217-84 Hempstead Ave, Jamaica, NY 11429	Real Estate	Term Loan	Prime plus 2.75%	10/31/2044	114.4	114.4	127.5	0.03%
L& F Gullo Service Corp	(#,^)	520 Main St, Westbury, NY 11590	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/31/2029	157.7	157.7	130.5	0.04%
The Committed Pig LLC	(#,^)	28 West Park Place, Morristown, NJ 07090	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2029	261.7	261.7	271.1	0.07%
Dub Industries LLC	(#,^)	4112 Veiled Falls Dr, Pflugerville, TX 78660	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/31/2029	64.0	64.0	60.0	0.02%
Kerzner Contracting Corp	(#,^)	1620 Ocean Ave, Bohemia, NY 11716	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2029	101.4	101.4	84.0	0.02%
D & H Construction Services, Inc.	(#,^)	711 Hospital St., Richmond, VA 23219	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2029	126.2	126.2	110.2	0.03%
MJ Group, Inc	(#,^)	26691 Loma Verde, Mission Viejo, CA 92691	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2029	19.2	19.2	16.1	—%
Mariscos El Oceano, Inc.	(#,^)	5960 S Archer Ave, Chicago, IL 60638	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2044	123.1	123.1	134.5	0.04%
Maine Service Corp	(#,^)	59-24 55th St., Maspeth, NY 11378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/31/2029	112.6	112.6	116.7	0.03%
BGB Leasing Inc and BGB Leasing Co.	(#,^)	50 Industrial Park Rd, Princeton, KY 42445	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2029	1,044.9	1,044.9	945.2	0.26%
Paul Wintner dba P & R Props	(#,^)	23901 Calabasas Rd, Calabasas, CA 91302	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/30/2029	50.7	50.7	41.9	0.01%
Blue Agave & Brothers, LLC dba Blue Apachie Mexican Restaurant and Blu	(#,^)	905 Savoy Rd, Youngsville, LA 70592	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/30/2029	78.9	78.9	66.6	0.02%
BGB Leasing Co.	(#,^)	50 Industrial Park Rd, Princeton, KY 42445	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2044	88.0	88.0	98.1	0.03%
Plastic Depot, Inc	(#,^)	363 East Alondra Blvd, Gardena, CA 90248	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/30/2029	142.6	142.6	118.2	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Lightning Strike Distributing, LLC dba Jedidiah's Jerky & Gournet Snac	(#,^)	9912 Arizona Dr, Mohave Valley, AZ 86440	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/30/2029	58.6	58.6	49.6	0.01%
OWL Inc,	(#,^)	5300 S Orange Blossom Trail, Orlando, FL 32839	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	10/28/2029	189.6	189.6	156.9	0.04%
Corple Enterprises, Inc	(#,^)	17887 US-380, Ponder, TX 76259	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/28/2029	147.2	147.2	145.2	0.04%
Proximo Consulting Services Inc	(#,^)	2500 Plaza 5, Jersey City, NJ 07311	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/28/2029	67.6	67.6	55.9	0.02%
Perisseia Physicians LLC	(#,^)	1644 Lebanon Rd, Lawrenceville, GA 30043	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/28/2044	391.2	391.2	400.8	0.11%
Marnon Vending LLC dba Naturals 2 Go San Antonio	(#,^)	6713 Biscay Hbr, San Antonio, TX 78249	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/28/2029	7.2	7.2	6.5	—%
iLoka Inc. dba NewCloud Networks	(#,^)	160 Inverness Dr W, Ste 150, Englewood, CO 80112	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	10/25/2029	90.1	90.1	93.4	0.03%
Landmark Ventures USA, Inc	(#,^)	475 Park Ave S, 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	10/25/2029	94.6	94.6	78.3	0.02%
Four Ace Electrical Services Corporation	(#,^)	3723 Far Niente Way, Sacramento, CA 95834	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/25/2029	10.8	10.8	9.1	—%
Diamond Solutions LLC	(#,^)	8321 E Gelding Dr, Scottsdale, AZ 85260	Machinery Manufacturing	Term Loan	Prime plus 2.75%	10/25/2029	11.5	11.5	9.5	—%
IV Purpose Inc	(#)	1489 Fulton St., Brooklyn, NY 11216	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/25/2029	34.2	34.2	29.9	0.01%
Jbang LLC, WM Bang LLC, Bang Investments LLC	(#)	125 Westchester Ave, White Plains, NY 10601	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2029	67.8	67.8	67.2	0.02%
Sultan's Palace L.L.C.	(#,^)	8125 West Sahara Ave, Ste 300, Las Vegas, NV 89117	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2029	19.0	19.0	16.7	—%
Fimac Inc dba American Educational Services	(#,^)	26300 La Alameda, Ste 200, Mission Viejo, CA 92691	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/23/2029	20.3	20.3	17.0	—%
James Clark and Company, Inc.	(#)	8885 Haven Ave, Ste 120, Rancho Cucamonga, CA 91730	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	10/22/2029	11.5	11.5	10.9	—%
Pyle Garage Doors OKC, INC dba Precision Door Service OKC	(#,^)	8860 S Sunnylane Rd, Oklahoma City, OK 73135	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/22/2029	13.2	13.2	10.9	—%
Todd's Car Wash, LLC	(#,^)	5505 Johnston St., Lafayette, LA 70506	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2044	336.2	336.2	374.6	0.10%
Roughcut LLC	(#,^)	41540 National Rd, Belmont, OH 43718	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/17/2029	442.5	442.5	458.4	0.12%
UNIQUE PAVER INSTALLATIONS, INC.	(#,^)	4930 Mars Hill Rd, Bogart, GA 30622	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/17/2029	20.3	20.3	17.9	—%
Owens Family and Cosmetic Dentistry PLLC	(#,^)	403 E College St., Pulaski, TN 38478	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/17/2029	242.9	242.9	210.8	0.06%
Pine Mountain Residential LLC	(#)	10240 Cosmopolitan Circle, Parker, CO 80134	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	10/16/2029	11.5	11.5	10.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Powerlift Dumbwaiters, Inc	(#)	2444 Georgia Slide Rd, Georgetown, CA 95634	Machinery Manufacturing	Term Loan	Prime plus 6.5%	10/16/2029	11.0	11.0	10.4	—%
The Cow Harbor Beer Company LLC dba Sand City Brewing Co.	(#)	19 Scudder Ave, Northport, NY 11768	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/11/2031	303.5	303.5	265.8	0.07%
Glenda D Brewer dba Bargain Store	(#)	107 Tabernacle Church Rd, Candor, NC 27229	General Merchandise Stores	Term Loan	Prime plus 6.5%	10/11/2029	11.5	11.5	10.9	—%
S&D Beauty Spa Inc dba Elite Nails, dba Bella's Nails &dba Onyx Nail b	(#,^)	5604 Slide Rd, Lubbock, TX 79414	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/11/2029	145.7	145.7	123.1	0.03%
Q2 Ventures, LLC	(#,^)	2805 W Arimo Rd, Arimo, ID 83214	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/8/2029	160.0	160.0	159.3	0.04%
Paketo LLC dba West Loop UPS Store	(#,^)	623 W Lake St., Chicago, IL 60661	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/4/2029	14.9	14.9	12.6	—%
Joseph P Fusco DDS PC	(#,^)	77 N Centre Ave, Rockville Centre, NY 11570	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2029	59.3	59.3	54.0	0.01%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St., Gainsville, FL 32605	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2029	175.8	175.8	160.4	0.04%
Heart and Vascular Associates of Tampa, LLC	(#,^)	17 David Blvd, Tampa, FL 33606	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2044	756.5	756.5	810.6	0.22%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St., Gainesville, FL 32605	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2044	177.3	177.3	196.9	0.05%
SPIRE Manufacturing Solutions LLC	(#,^)	1440 Newport Rd, Colorado Springs, CO 80916	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2044	992.6	992.6	1,134.1	0.31%
Atlantic Pacific Hospitality Solutions Inc dba North Beach Bistro	(#,^)	725 Atlantic Blvd, Atlantic Beach, FL 32233	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	8.2	8.2	7.5	—%
Meldi Maa, Inc dba The River Complex	(#,^)	74 S Main St., Woonsocket, RI 02895	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2044	416.6	416.6	466.9	0.13%
International Protection Group, LLC	(#,^)	481 8th Ave Ste 1130, New York, NY 10001	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/30/2029	73.8	73.8	74.3	0.02%
In Power Motors, LLC, In-Power Motors II LLC, In-Power Motors III LLC	(#,^)	2301 W. Buckeye Rd, Phoenix, AZ 85009	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2044	610.3	610.3	662.6	0.18%
AV Strategy, Inc	(#,^)	9468 American Eagle Way Ste 100, Orlando, FL 32837	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/30/2029	242.6	242.6	233.2	0.06%
50 Taps, LLC dba Colorado Taproom & Grill	(#,^)	19539 Hess Rd Ste Ste #101, Parker, CO 80134	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	69.4	69.4	63.8	0.02%
DG Business Solutions, Inc	(#,^)	11008 Rene St., Lenexa, KS 66215	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/30/2029	200.8	200.8	183.9	0.05%
Crown Waste Corp	(#,^)	1 Plainview Rd, Bethpage, NY 11714	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	9/30/2029	44.7	44.7	42.8	0.01%
Zima Dining Inc. dba Country Kitchen	(#,^)	1497 N Mt. Vernon Ave, Colton, CA 92324	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2029	56.4	56.4	59.1	0.02%
Wagner & Sons Inc	(#,^)	22365 Alydar Dr, Lexington Park, MO 20653	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/27/2029	16.8	16.8	15.3	—%
Hoagie Barmichaels Inc	(#,^)	1101 River Rd, New Windsor, NY 12553	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2044	110.3	110.3	117.3	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Universe Appliance Repairs Inc.	(#,^)	3790 Merrick Rd, Seaford, NY 11783	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	573.7	573.7	611.9	0.17%
Aztec Machine & Repair Inc, Cranrd & Material	(#,^)	1715 N 1st St, Bloomfield, NM 87413	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	695.8	695.8	751.8	0.20%
Double H Services, LLC, C&T Oil Field Services, LLC and Brian S. Holma	(#,^)	3721 North 162nd St., Garber, OK 73701	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2029	956.2	956.2	918.7	0.25%
Titan Laser Screed Concrete Services, LLC	(#,^)	8908 Wildlife Lane, Sanford, FL 32771	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2029	44.7	44.7	41.7	0.01%
Universe Appliance Repairs Inc.	(#,^)	3790 Merrick Rd, Seaford, NY 11783	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2029	592.9	592.9	563.5	0.15%
Cherry and Candlewood Inc dba Aamco	(#,^)	3029 South St., Long beach, CA 90805	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	422.9	422.9	483.2	0.13%
Zmetra Clearspan Structures LLC	(#,^)	2 Old Worcester Rd, Webster, MA 01571	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/27/2044	427.9	427.9	488.8	0.13%
Stiegelbauer Associates Inc.	(#,^)	63 Flushing Ave Unit 342, Brooklyn, NY 11205	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2029	178.9	178.9	163.0	0.04%
Santa Fe Flooring LLC	(#,^)	3711 Paseo Del Norte NE, Albuquerque, NM 87113	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/26/2029	458.0	458.0	429.1	0.12%
Adam's Construction & General Contracting LLC	(#,^)	7808 N Custer Rd, Freesoil, MI 49411	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2029	63.7	63.7	59.7	0.02%
Byler, Wolfe, Lutsch and Kampfer CPAs, Inc	(#,^)	360 East State St., Salem, OH 44460	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2044	52.2	52.2	55.0	0.01%
Luv 2 Play Nor Cal, LLC	(#,^)	82 Clarksville Rd, Folsom, CA 95682	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2029	105.0	105.0	97.0	0.03%
Quality Machine of Iowa, Inc	(#,^)	1040 4th Ave, Audubon, IA 50025	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/25/2029	60.4	60.4	63.2	0.02%
Anderson's Outdoor Adventures, LLC	(#,^)	4060 SW County Rd 232, Bell, FL 32619	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2029	20.1	20.1	20.7	0.01%
Flamingo Bowl, Inc	(#,^)	3301 N 23rd St., McAllen, TX 78501	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/24/2029	188.7	188.7	182.3	0.05%
Unified Utility Services LLC	(#,^)	206 Frankie Lane, Ladson, SC 29456	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/20/2044	154.3	154.3	176.1	0.05%
Standard Real Estate Services LLC	(#)	500 West Silver Spring Dr, Ste K 200,, Glendale, WI 53217	Real Estate	Term Loan	Prime plus 6.5%	9/19/2029	11.4	11.4	11.8	—%
Payne's Enviromental Service, LLC dba Bamaco	(#,^)	5617 Causeway Blvd, Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/18/2044	509.5	509.5	550.0	0.15%
Host Marketing, LLC	(#)	206 Bell Lane, Ste B, West Monroe, LA 71291	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/18/2029	11.4	11.4	11.8	—%
Vancole Investments, Inc. dba Smoothie King #913 &;Dream Developmenf G	(#,^)	876 Virginia Ave, Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2029	10.7	10.7	9.7	—%
Natalie Hart LLC dba Lady of Luxury &dba Country Sugar Events, dba Que	(#)	1702 Fawn Gate St, San Antonio, TX 78248	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/17/2029	52.8	52.8	51.5	0.01%
Win Health Institute, LLC	(#,^)	711 E Valley Rd, Basalt, CO 81621	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/17/2029	6.7	6.7	6.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Game Station, Inc.	(#,^)	2917 1st Ave SE, Cedar Rapids, IA 52402	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/16/2029	18.1	18.1	17.5	—%
Bay Bowl Inc dba Shasta Lanes	(#,^)	11093 Black Marble Way, Redding, CA 96003	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2044	524.9	524.9	598.9	0.16%
The Steel Method LLC dba Sneeze It	(#,^)	250 Passaic Ave Ste 200, Fairfield, NJ 07004	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2029	151.0	151.0	137.6	0.04%
New Flow Plumbing and Rooter Inc.	(#,^)	6718 Katherin Ave, Van Nuys, CA 91405	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/12/2029	42.7	42.7	39.1	0.01%
Oak Park Social LLC	(#)	14691 W 11 Mile Rd, Oak Park, MI 48237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/12/2045	132.7	132.7	144.3	0.04%
ACSS CPA, LLC	(#,^)	1016 S Texas Blvd, Weslaco, TX 78599	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2044	39.0	39.0	42.8	0.01%
Prime Precision Machining, LLC	(#,^)	845 Mandoline Ave, Madison Heights, MI 48071	Real Estate	Term Loan	Prime plus 2.75%	9/11/2044	267.9	267.9	292.5	0.08%
Prime Precision Machining, LLC	(#,^)	845 Mandoline Ave, Madison Heights, MI 48071	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/11/2029	200.8	200.8	189.2	0.05%
Miami Squeeze Inc dba Miami Squeeze, LLC	(#,^)	18315 W. Dixie Hwy, North Miami Beach, FL 33160	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/11/2029	103.4	103.4	98.6	0.03%
Covert Recordings LLC	(#,^)	31-65 138th St. Apartment 3K, Flushing, NY 11354	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/11/2029	10.6	10.6	10.9	—%
Body on Cue Health and Fitness LLC	(#,^)	129 A Orpha Dr, Middlebury, IN 46840	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/6/2029	40.3	40.3	37.1	0.01%
Eco Electric LLC	(#,^)	5380 Cameron St, Las Vegas, NV 89118	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/5/2029	59.5	59.5	54.1	0.01%
Philly Games Inc.dba Queen & Rock Game Cafe	(#,^)	607-609 S 2nd St., Philadelphia, PA 19147	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/5/2029	55.8	55.8	51.0	0.01%
SVT Masonry Limited Liability Company	(#,^)	1208 Houghton Lane, Bennington, VT 05201	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/5/2029	63.5	63.5	64.3	0.02%
No Push Backs, LLC	(#)	2223 Dungan Ave, Bensalem, PA 19020	Personal and Laundry Services	Term Loan	Prime plus 6.5%	8/30/2029	11.0	11.0	11.4	—%
Dog House Sportfishing Charters Inc	(#)	83413 Overseas Hwy, Islamorada, FL 33036	Scenic and Sightseeing Transportation	Term Loan	Prime plus 6.5%	8/30/2029	11.3	11.3	11.8	—%
3C Consumer Network & Designs LLC	(#,^)	7676 Hillmont St., Ste 109, Houston, TX 77040	Real Estate	Term Loan	Prime plus 2.75%	8/29/2029	13.3	13.3	12.5	—%
Double Scoop Ice Cream, LLC	(#,^)	2970 Stonecrest Pass, Lithonia, GA 30038	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/29/2044	94.4	94.4	103.3	0.03%
Camror LTD dba Jersey Mike's	(#,^)	5946 Meijer Dr, Cincinnati, OH 45150	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2030	79.9	79.9	84.0	0.02%
Crown Heights Bunch O Bagels & More Inc & 361 Bagel Holding LLC	(#,^)	361 Troy Ave, Brooklyn, NY 11213	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2029	35.5	35.5	37.2	0.01%
Esquire Mini Mart LLC & Morgan Store Building LLC	(#,^)	12595 S Somerton Ave, Yuma, AZ 85365	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2029	45.6	45.6	45.2	0.01%
Groton Bowling Center and Entertainment Inc	(#,^)	27 Kings Hwy, Groton, CT 06340	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/29/2044	930.1	930.1	1,023.2	0.28%
HRS2, LLC	(#,^)	5410 Pipers Creek Court, Sugar Land, TX 77479	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/28/2029	205.8	205.8	206.8	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

DB Talak LLC	(#,^)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/28/2029	80.1	80.1	83.9	0.02%
Khari E. J. Myers dba Khari Imagery & 190 Minerva LLC	(#,^)	190 Minerva St., Tonawanda, NY 14150	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2044	58.5	58.5	66.8	0.02%
Linsey Schwertdfeger,, Inc.	(#,^)	740 Dennery Rd, San Diego, CA 92154	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/28/2029	63.0	63.0	58.1	0.02%
Blue Eagle Transport Inc.,Golden Eagle Tran and Green Eagle Transpor	(#,^)	377 Boston Post Rd, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/28/2029	416.9	416.9	392.2	0.11%
The Hometown Welcome Program, Inc & Fredric Anthony Gushwa	(#,^)	107 S Nottawa St, Sturgis, MI 49091	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/27/2029	86.6	86.6	83.3	0.02%
Maryland Urgent Care, Inc.	(#,^)	9831 Greenbelt Rd Ste 208 (Unit H-2), Lanham, MD 20706	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/27/2044	45.0	45.0	50.0	0.01%
ADA Internacional Inc	(#,^)	10891 La Reina Rd, Ste 100, Delray Beach, FL 33446	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/26/2029	20.0	20.0	18.2	—%
Crystal S. Prado dba Crystal Clear Accounting	(#)	34099 Tuscan Creek Way, Temecula, CA 92592	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/26/2029	2.9	2.9	3.0	—%
PJT Logistics, Inc.	(#,^)	2-4 Commerce Way, Auburn, NY 13021	Truck Transportation	Term Loan	Prime plus 2.75%	8/23/2029	44.4	44.4	46.6	0.01%
SRJ construction Corp	(#,^)	8358 W Oakland Park Blvd. #203E, Sunrise, FL 33351	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/23/2029	10.2	10.2	9.4	—%
Elite Motors LLC	(#,^)	1046-1050 Orange Ave, West Haven, CT 06516	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/23/2029	78.2	78.2	81.9	0.02%
The Roux Southern Kitchen, LLC	(#,^)	252 FM 3162, Sandia, TX 78383	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2029	16.1	16.1	16.9	—%
MS Integrated Psychotherapy & Counseling, LLC	(#,^)	1157 Main St., Clifton, NJ 07011	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/22/2029	66.0	66.0	63.6	0.02%
MB Nursery LLC dba The Garden Center	(#,^)	15562 HWY-South, Whitehouse, TX 75791	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/21/2029	81.9	81.9	85.8	0.02%
Metro R Services Inc. and Metal & Roof Supplies, Inc.	(#,^)	20 Universal Place, Carlstadt, NJ 07072	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/21/2029	172.2	172.2	170.8	0.05%
Auto Unique LLC	(#,^)	305 W Main St., Mayo, FL 32066	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/20/2044	12.0	12.0	13.7	—%
William Martinez dba Bad Ass Coffee of Hawaii	(#)	14101 Main St., Ste 4101, Hesperia, CA 92345	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/20/2029	20.4	20.4	18.9	0.01%
Signature Rooms, Inc.	(#,^)	2066 Route 112, Medford, NY 11763	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/19/2029	150.0	150.0	157.2	0.04%
AJN Innovations LLC dba Burgerim	(#)	6704 Main St., Miami Lakes, FL 33014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/15/2031	109.8	109.8	101.7	0.03%
American Healthy Vending, Inc	(#,^)	5951 NW 151 St., Hialeah, FL 33014	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/15/2029	94.4	94.4	89.6	0.02%
Accent Home Services LLC dba Benjamin Franklin Plumbing of Kansas City	(#,^)	7748 Troost Ave, Kansas City, MO 64131	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/15/2029	100.0	100.0	97.9	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Accelerate Educational Solutions, LLC dba Tutor My Success	(#,^)	135 Clove Branch Rd, Hopewell Junction, NY 12533	Educational Services	Term Loan	Prime plus 2.75%	8/14/2029	15.3	15.3	14.0	—%
Ranson Excavating, Inc	(#,^)	8343 Kaula Dr, Fair Oaks, CA 95628	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/13/2029	13.1	13.1	11.9	—%
KM Electrical Services, Inc	(#,^)	4348 Waialae Ave Unit 315, HONOLULU, HI 96816	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/12/2029	69.8	69.8	63.5	0.02%
Love Playing LLC	(#)	2200 Eastridge Loop, San Jose, CA 95122	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2030	161.8	161.8	153.0	0.04%
Elixir Enterprises, LLC dba Guilford Renee's	(#,^)	637 Boston Post Rd, Guilford, CT 06437	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/8/2029	17.3	17.3	15.8	—%
A & S Services LLC dba Kona Ice of Troy	(#)	3888 Lightner Rd, Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	8/7/2029	11.3	11.3	11.8	—%
Leader Engineering-Fabrication, Inc.	(#,^)	695 Independence DrIive, Napoleon, OH 43545	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/2/2029	111.3	111.3	116.6	0.03%
Accord Law, APC	(#,^)	82555 Grass Flat Lane, Indio, CA 92203	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2029	6.7	6.7	6.1	—%
Humd, LLC dba La Rosa Chicken and Grill	(#)	3111 N. University Dr, Coral Springs, FL 33065	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/31/2030	126.3	126.3	118.4	0.03%
St. Francis Home Health Inc	(#,^)	5246 SW 8th St 103B, Coral Gables, FL 33134	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/31/2029	66.2	66.2	60.1	0.02%
La Mount Group LLC	(#,^)	3111 Princeton Rd, Hamilton, OH 45011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2029	225.1	225.1	204.4	0.06%
Gray Rock Quarry, LLC and William E Dailey III	(#,^)	54 West Milton Rd, Milton, VT 05468	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	7/31/2044	439.1	439.1	447.7	0.12%
Joseph Centonze dba Off Kilter Kilts	(#,^)	27720 Ave Scott, Santa Clarita, CA 91355	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	7/31/2029	3.7	3.7	3.4	—%
Living Spring Home Health Inc.	(#,^)	18350 Kedzie Ave Ste 204, Homewood, IL 60430	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/31/2029	119.1	119.1	114.7	0.03%
Billy Auto Inc	(#,^)	632 N BRdway, Amityville, NY 11701	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2044	316.6	316.6	338.7	0.09%
East Coast Flight Services, Inc and Aviation Consulting Enterprise, LL	(#,^)	27603 Parkway Rd, Easton, MD 21601	Air Transportation	Term Loan	Prime plus 2.75%	7/31/2029	485.4	485.4	458.3	0.12%
Genecco Produce, Inc. & Leo Genecco & Sons, Inc.	(#,^)	1850 Rochester Rd, Canadaigua, NY 14424	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	7/31/2029	707.5	707.5	697.4	0.19%
Canyon Lake Kids Academy, LLC	(#,^)	130 Charter Oak Dr, Canyon Lake, TX 78133	Social Assistance	Term Loan	Prime plus 2.75%	7/31/2044	95.7	95.7	105.8	0.03%
Quick and Quality Services dba Bella Roma Pasta & Pizza & Farshad Fari	(#,^)	28940 Golden Lantern, Laguna Niguel, CA 92677	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2029	10.1	10.1	9.6	—%
Dant A Sandras, D.D.S. LLC	(#,^)	13373 Hwy 3235, Larose, LA 70373	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/30/2029	197.1	197.1	183.0	0.05%
Platt & Associates, LLC dba Flag Staff Apparel, Platt & Associates, LL	(#,^)	288 North Industrial Park Dr, Liberty, MS 39645	Apparel Manufacturing	Term Loan	Prime plus 2.75%	7/30/2044	54.8	54.8	61.8	0.02%
Grad Street LLC	(#)	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Nonstore Retailers	Term Loan	Prime plus 6.5%	7/30/2029	7.0	7.0	7.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Aeromax Industries, Inc, HITM, Inc and TMCB LLC	(#,^)	9027 Canoga Ave, Canoga Park, CA 91301	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	7/30/2044	767.8	767.8	820.5	0.22%
Jbelis Stop N' Go, LLC dba Planet Smoothie	(#,^)	2565 E 17th St, Ammons, ID 83406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	17.2	17.2	15.9	—%
Micheal Birch and Tracy M. Pierce	(#,^)	E 2947 H-44, Traunik, MI 49891	Gasoline Stations	Term Loan	Prime plus 2.75%	7/29/2044	52.9	52.9	59.2	0.02%
Moore Chiropractic Center, P.A.	(#,^)	936 Roosevelt Trail Unit 1 & 2, Windham, ME 04062	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/26/2029	8.1	8.1	8.4	—%
Sou's LLC	(#,^)	739 NE MLK Blvd, Portland, OR 97221	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/26/2029	5.2	5.2	5.1	—%
Power Associates Inc.	(#,^)	2766 West Good CT, Boise, ID 83702	Real Estate	Term Loan	Prime plus 2.75%	7/26/2029	13.2	13.2	12.0	—%
Dan Dahlin Inc.	(#,^)	16465 MN-65, Ham Lake, MN 55304	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/26/2044	398.3	398.3	454.6	0.12%
Franklin Care Pharmacy Incorporated	(#,^)	520 N Franklintown Rd, Baltimore, MD 21223	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/25/2029	47.9	47.9	50.2	0.01%
A&W ALF, LLC dba A & W Assisted Living Facility	(#,^)	6600 Liberty Rd, Gwynn Oak, MD 21207	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/24/2044	98.1	98.1	110.6	0.03%
700 Services Inc.dba 700 Credit Repair	(#,^)	1201 N Goliad St., Rockwall, TX 75087	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	7/19/2029	6.6	6.6	6.0	—%
Hardrock Alpha Enterprises, LLC	(#,^)	5101 Stine Rd, Bakersfield, CA 93313	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/19/2029	13.9	13.9	12.9	—%
Lawrence Adeyemo & Co LLC	(#)	209-34 112 Ave, Queens Village, NY 11429	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	7/19/2029	9.0	9.0	9.4	—%
Ameritube, LLC	(#,^)	1000 North Hwy 77, Hillsboro, TX 76645	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	7/18/2029	108.3	108.3	113.5	0.03%
JDM2 Water Station LLC	(#,^)	125 Chestnut Hill Dr, York, PA 17408	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/18/2029	184.7	184.7	179.6	0.05%
Bonfire Hot Yoga LLC	(#,^)	3665 SW Hall Blvd, Beaverton, OR 97005	Educational Services	Term Loan	Prime plus 2.75%	7/18/2029	7.3	7.3	6.7	—%
Baton Rouge Cargo Services Inc	(#,^)	6013 McRaven Rd, Jackson, MS 39209	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/17/2044	285.0	285.0	310.5	0.08%
The Bean Coffee Co. LLC	(#)	112 South Main St., Spring Hill, KS 66083	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	7/17/2029	11.3	11.3	11.7	—%
Garage Floor Coating of MN.com,LLC	(#,^)	6701 West 23rd St., St. Louis Park, MN 55426	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/16/2044	972.9	972.9	1,047.0	0.29%
Bouquet Canyon Kennels	(#,^)	29973 Bouquet Canyon Rd, Santa Clarita, CA 91390	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/16/2044	293.5	293.5	312.7	0.09%
Adam Family Bowl Inc	(#,^)	1504 Chestnut St., Mishawaka, IN 46545	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/16/2044	129.6	129.6	143.3	0.04%
Beacon Metal Fabricators, Inc.	(#,^)	5425-D Hamilton Ave, Cleveland, OH 44114	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	7/12/2029	61.8	61.8	60.5	0.02%
Last Touch, LLC	(#,^)	1612 Jackson St., Spirit Lake, IA 51360	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/11/2044	98.9	98.9	106.8	0.03%
Menskha Inc	(#)	88 High St., Mountclair, NJ 07042	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	7/10/2029	11.3	11.3	11.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

D DeGregoria LLC dba The UPS Store 4235 Massapequa	(#,^)	4940 Merrick Rd, Massapequa Park, NY 11762	Couriers and Messengers	Term Loan	Prime plus 2.75%	7/10/2029	70.0	70.0	64.7	0.02%
Nash-Delphia LLC	(#,^)	2135 Gallatin Pike N, Store 4, Madison, TN 37115	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	7/2/2029	13.1	13.1	11.9	—%
Port Huron Ophthalmology, PLLC dba Black River Optical	(#,^)	1033 River St., Port Huron, MI 48060	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2029	13.1	13.1	11.9	—%
Kim Howard Corp dba NPN Machine Tools	(#,^)	9130 Wayfarer Ln, Houston, TX 77075	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	197.2	197.2	206.3	0.06%
Baobab Asset Management LLC	(#,^)	2 Greenwich Office Park, Ste 260, Greenwich, CT 06831	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/28/2029	45.2	45.2	41.0	0.01%
Southern Specialties Transportation LLC	(#,^)	116 Toledo Dr, Lafayette, LA 70506	Truck Transportation	Term Loan	Prime plus 2.75%	6/28/2029	84.2	84.2	88.1	0.02%
Jian Yang and Kanger House LLC	(#,^)	48 Horse Hill Rd, Cedar Knolls, NJ 07927	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/27/2029	105.2	105.2	95.6	0.03%
Anderson Companies LLC	(#,^)	3015 S White Horse Pike, Hammonton, NJ 08037	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2044	203.1	203.1	222.4	0.06%
Advance Transit LLC	(#,^)	574-614 Tonnelle Ave, Jersey City, NJ 07307	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2044	746.0	746.0	826.8	0.23%
Good News Cafe, LLC	(#,^)	694 Main St. South, Woodbury, CT 06798	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	243.3	243.3	261.4	0.07%
Big Picture Group LLC	(#,^)	935 N La Jolla, Los Angeles, CA 90046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2029	137.2	137.2	124.4	0.03%
Upul's Travel Service & Tours Inc	(#,^)	654 Shoppers Lane, Covina, CA 91723	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2029	251.7	251.7	228.2	0.06%
5161 LLC	(#,^)	1478 E Mountain Dr, Santa Barbara, CA 93108	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/28/2029	555.2	555.2	573.0	0.16%
Nevada Recycling and Salvage LTD, AMCB LLC	(#,^)	1085 Telegraph St, Reno, NV 89502	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/28/2044	1,216.2	1,216.2	1,301.3	0.35%
Balboa Fashion LLC	(#,^)	1016 S. Towne Ave, Unit 123, Los Angeles, CA 90021	Apparel Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	6.6	6.6	6.0	—%
Sundown Audio, LLC	(#,^)	514 West 21St St., Newton, NC 28658	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2044	884.3	884.3	950.7	0.26%
Crestview Ridge Farms LLC	(#,^)	1172 Co Rd 956, Ashland, OH 44805	Crop Production	Term Loan	Prime plus 2.75%	6/28/2044	523.9	523.9	576.5	0.16%
Richmond Street Partners, LLC	(#,^)	200 E Chestnut St, Chicago, IL 60611	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/28/2029	87.4	87.4	79.8	0.02%
K & K Restaurant LLC	(#,^)	6607 S Central Ave, Phoenix, AZ 85042	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	131.4	131.4	147.6	0.04%
Upul's Travel Service & Tours Inc	(#,^)	654 Shopping Lane, Covina, CA 91723	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2044	343.5	343.5	358.1	0.10%
NJ Floats Inc	(#,^)	66 Twin Oaks Rd, Bridgewater, NJ 08807	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2044	172.3	172.3	196.7	0.05%
Tim's Truck Capital & Auto Sales, Inc	(#,^)	904 Suncook Valley Hwy, Epsom, NH 03234	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/27/2029	186.3	186.3	194.8	0.05%
Moon Landscaping, Inc, Moon Group, Inc moon Nursery, Inc, Moon Site Ma	(#,^)	145 Moon Rd, Chesapeake City, MD 21915	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	1,091.5	1,091.5	1,089.7	0.30%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Shooter's Gun Club, LLC	(#)	2429 Iowa St. Stes B, C and D, Lawrence, KS 66046	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/27/2030	174.0	174.0	161.9	0.04%
Ailky Corporation & Wyspen	(#,^)	352 Bedford St., Lakeville, MA 02347	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2029	42.7	42.7	38.7	0.01%
Pawfection Pet Services LLC	(#,^)	177 W Cottonwood Ln, Ste 12, Casa Grande, AZ 85122	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2029	9.1	9.1	8.3	—%
Boucherie US Inc	(#,^)	251 Little Falls Dr, Wilmington, DE 19807	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2029	1,077.8	1,077.8	976.9	0.27%
S & T Hardware Inc	(#,^)	2300 Nooseneck Hill, Coventry, RI 02816	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2044	195.8	195.8	223.4	0.06%
Crescent Event Productions, Inc	(#,^)	1327 Wood Branch Dr, Charlotte, NC 28273	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2029	306.8	306.8	286.3	0.08%
BB Services, LLC	(#,^)	580 39 Rd, Palisade, CO 81526	Truck Transportation	Term Loan	Prime plus 2.75%	6/27/2029	101.1	101.1	94.2	0.03%
RWBB Enterprises, LLC	(#,^)	4120 7th Ave, Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2044	74.3	74.3	82.6	0.02%

Selective Automotive & Accessories Group, Inc	(#,^)	2221 Pelham Parkway, Pelham, AL 35124	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/26/2029	219.0	219.0	210.0	0.06%
Tekoa Enterpises, Inc	(#,^)	1033 Cannon Bridge Rd, Cordova, SC 29039	Truck Transportation	Term Loan	Prime plus 2.75%	6/26/2029	51.2	51.2	48.5	0.01%
Child Care Ventures LLC dba Childcare Adventures ELC	(#,^)	3542 Glendale Ave, Toledo, OH 43614	Social Assistance	Term Loan	Prime plus 2.75%	6/26/2044	143.5	143.5	151.6	0.04%
Soft Touch Tissue & Paper LLC	(#,^)	1491 Hammond St., Bangor, ME 04401	Paper Manufacturing	Term Loan	Prime plus 2.75%	6/26/2044	229.0	229.0	261.3	0.07%
Lynx Inspection Technologies LLC	(#,^)	8101 Miller Rd 2, Houston, TX 77049	Support Activities for Mining	Term Loan	Prime plus 2.75%	6/26/2044	563.1	563.1	642.6	0.18%
All-City Towing LLC, Jeffrey James Piller	(#,^)	1213 W Mallory Ave, Milwaukee, WI 53221	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/26/2029	354.4	354.4	348.6	0.10%
JFK Transportation Inc	(#,^)	4 Mechanic St., Natick, MA 01760	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/26/2029	91.8	91.8	86.1	0.02%
Soft Touch Tissue & Paper LLC	(#)	1491 Hammond, Bangor, MA 04401	Paper Manufacturing	Term Loan	Prime plus 2.75%	12/26/2029	102.8	102.8	107.9	0.03%
Paradise Towing & Recovery Inc	(#,^)	1115 S Homer Blvd, Sanford, NC 27330	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2029	93.0	93.0	92.2	0.03%
Vanchoc Transport Inc	(#,^)	137 3rd St, Brooklyn, NY 11231	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/25/2029	38.1	38.1	36.8	0.01%
Spartan Technology Solutions, Inc	(#,^)	125 Venture Blvd, Spartanburg, SC 29306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2044	475.4	475.4	509.6	0.14%
Worldwide Capital Management Inc.	(#,^)	6 Venture Ste 305, Irvine, CA 92618	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2029	127.1	127.1	115.2	0.03%
Professional Tire Limited Liability Company	(#,^)	6655 Country Rd 32, Norwich, NY 13815	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	135.7	135.7	147.3	0.04%
Paradise Towing & Recovery Inc	(#,^)	1115 S. Horner Blvd, Sanford, NC 27330	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	71.4	71.4	81.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

567 Logistics, LLC	(#,^)	1924 Ruffin Mill Rd, Colonial Heights, VA 23834	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/25/2029	43.8	43.8	41.2	0.01%
Krsto, LLC dba Italian Butter Breadsticks	(#,^)	34683 Nova Dr, Clinton Twp, MI 48035	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2044	185.6	185.6	204.6	0.06%
Sweets By Karla LLC	(#,^)	3273 South John Young Parkway, Kissimmee, FL 34746	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2029	11.2	11.2	10.2	—%
Scissor Kids Inc	(#,^)	63 Hebron Ave, Ste F, Glastonbury, CT 06033	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/24/2029	14.2	14.2	13.0	—%
Peninsula Self Defense LLC	(#,^)	2766 Bay Rd, Redwood City, CA 94063	Educational Services	Term Loan	Prime plus 2.75%	6/21/2029	4.6	4.6	4.3	—%
Small Batch Creations Inc. dba The Office Bar & Grill	(#,^)	295 E WASHINGTON AVE, SUNNYVALE, CA 94086	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2029	54.3	54.3	49.3	0.01%
Port Diesel L.L.C.	(#)	3212 Alex Trask Dr, Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	11.2	11.2	11.6	—%
William Rose Inc	(#,^)	1 Grace Cove Rd, New Shoreham, RI 02807	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/21/2044	85.1	85.1	85.5	0.02%
Campuscuts LLC	(#)	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	6.7	6.7	6.9	—%
LuLuBelle's Mountain Banana Bread LLC	(#)	1063 Carousel Rd, Lake Arrowhead, CA 92352	Food Manufacturing	Term Loan	Prime plus 2.75%	12/21/2045	250.0	250.0	272.3	0.07%
Central Texas Hygiene, LLC.	(#,^)	10201 McKalla Place, Austin, TX 78758	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/20/2029	75.9	75.9	68.8	0.02%
International Institute for Learning Inc.	(#,^)	110 E 59th St ,31st floor, New York, NY 10022	Educational Services	Term Loan	Prime plus 2.75%	6/19/2029	263.0	263.0	238.4	0.06%
Beck's Pub & Grill LLC	(#,^)	N6630 WI-49, Weyauwega, WI 54983	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2044	68.1	68.1	75.7	0.02%
Zion Motors Inc	(#,^)	6949 Wall Triana Hwy, Madison, AL 35757	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/19/2044	59.1	59.1	63.9	0.02%
Bader Furniture Company Inc.	(#,^)	704 N Liberty St., Shamokin, PA 17872	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	6/19/2029	6.6	6.6	6.9	—%
Bonadi Inc. dba Polished Salon	(#)	9858 W Sample Rd, Coral Springs, FL 33065	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/17/2029	11.2	11.2	11.6	—%
American Demolition, Inc	(#,^)	401 N Kuner Rd, Brighton, CO 80601	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2029	174.0	174.0	182.0	0.05%
JLM Consulting LP	(#,^)	3981 E Dunrobin Dr., Springfield, MO 65809	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/17/2029	17.3	17.3	15.7	—%
Comarco Quality Pork Products Inc, Comarco Pork Products of FL LLC	(#,^)	501 Jackson St, Camden, NJ 08104	Food Manufacturing	Term Loan	Prime plus 2.75%	6/14/2029	272.0	272.0	261.9	0.07%
Kego 2 LLC dba Jon Smith Subs 80025	(#,^)	2001 W. Southlake Blvd Ste 143, Southlake, TX 76092	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/14/2029	94.5	94.5	88.1	0.02%
A & S Services LLC dba Kona Ice of Troy	(#,^)	3888 Lightner Rd, Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2044	43.8	43.8	48.5	0.01%
Law Office of Paula Padilla PLLC	(#)	2211 E Highland Ave Ste 130, Phoenix, AZ 85016	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/13/2029	4.5	4.5	4.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

GT Performance Plus Inc	(#,^)	4210 College St., Beaumont, TX 77707	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/11/2044	96.3	96.3	106.9	0.03%
Ivesters Transportation, Inc	(#,^)	4299 South 2675 West, Roy, UT 84067	Truck Transportation	Term Loan	Prime plus 2.75%	6/11/2029	218.6	218.6	203.9	0.06%
GT Performance Plus Inc	(#,^)	4210 College St., Beaumont, TX 77707	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/11/2029	67.0	67.0	61.5	0.02%
Independent Transport, LLC dba Independent Water	(#,^)	3739 E Ridgeway Rd, Orange, CA 92867	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/10/2029	179.1	179.1	174.2	0.05%
Archer Cleaners Inc	(#)	1514 W. 33rd St., Chicago, IL 60608	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	11.2	11.2	11.6	—%
Neely Motorsports, Inc dba Earl's Store #1;Earl's Performance Plumbing	(#,^)	15825-15827 Hawthorne Blve, Lawndale, CA 90260	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2044	235.6	235.6	258.9	0.07%
J&A Elliott Company	(#,^)	1118 Thornberry Dr, Clarksville, TN 37043	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/7/2029	9.2	9.2	9.6	—%
Johnny's Boy LLC	(#,^)	127 East King St., Martinsburg, WV 25401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/7/2044	98.5	98.5	107.6	0.03%
Throop Family Holding Inc dba Klamath Basin Metals and Supply, dba Rog	(#,^)	7130 Crater Lake Hwy, White City, OR 97503	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2029	35.1	35.1	33.4	0.01%
Allison K. Chipak dba Still Photography	(#)	195 Terrace Place, Apt. 2, Brooklyn, NY 11218	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	11.2	11.2	11.6	—%
Skin Beauty Bar Inc	(#,^)	749 8th St., Washington, DC 20003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/6/2029	4.6	4.6	4.2	—%
Jamestown Quick Stop LLC	(#,^)	3097 24th Ave, Hudsonville, MI 49426	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/5/2044	67.7	67.7	73.2	0.02%
Preferred Manufacturing Services Inc	(#,^)	4261 Business Dr, Cameron Park, CA 95682	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/5/2029	416.4	416.4	435.5	0.12%
Oasis Senior Advisors Franchise Systems, LLC	(#,^)	24870 Burnt Pine Dr, Bonita Springs, FL 34134	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)	Term Loan	Prime plus 2.75%	6/4/2029	266.6	266.6	275.8	0.08%
Evoke Growth Advisory LLC	(#,^)	2600 Brookwood Way Dr, Unit 311, Rolling Meadows, IL 60008	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2029	6.6	6.6	6.0	—%
G.S.A.T. Restoration Inc. dba Paul Davis Restoration & Remodeling of G	(#,^)	1450 Oakbrook Dr, Norcross, GA 30093	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/31/2029	102.3	102.3	94.8	0.03%
V & M Transportation LLC	(#,^)	1307 27th St. Apt B, North Bergen, NJ 07047	Truck Transportation	Term Loan	Prime plus 2.75%	5/31/2029	11.4	11.4	10.4	—%
Martin Inventory Management, LLC	(#,^)	304 1/2 Main St., Edgefield, SC 29824	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2029	43.5	43.5	45.3	0.01%
Morey Publishing LLC	(#,^)	575 Underhill Blvd, Ste 216, Syosset, NY 11791	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2029	54.4	54.4	49.7	0.01%
SSD Designs, LLC	(#,^)	486 Vance St., Forest City, NC 28043	Chemical Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	415.8	415.8	469.8	0.13%
Aspen Welding LLC	(#,^)	28803 US-6, Rifle, CO 81650	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	398.0	398.0	437.1	0.12%
Inside & Out Maintenance LLC	(#,^)	1698 SW Pancoast St., Port St Lucie, FL 34987	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/30/2029	87.0	87.0	79.3	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

AGR, Inc	(#,^)	2-255555 Kaumualii Hwy, Kalaheo, HI 96741	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2044	770.8	770.8	867.4	0.24%
Brooklyn Breakfast Shop LLC	(#,^)	7707 S IH 35 Frontage Rd #730, Austin, TX 78744	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2029	4.3	4.3	4.2	—%
Canela Media Inc	(#,^)	2715 Palomino Circle, La Jolla, CA 92037	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/29/2029	103.4	103.4	97.0	0.03%
PD Financial LLC	(#,^)	364 Parsippany Rd, Unit 7-B, Parsippany, NJ 07054	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	5/28/2044	35.4	35.4	40.1	0.01%
SV Enterprise LLC dba Haagen-Dazs	(#,^)	1885 Briargate Pkwy, Space D-413, Colorado Springs, CO 80920	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2029	80.9	80.9	73.4	0.02%
Top Notch Roofing, Inc	(#,^)	46 Cherry St., Milton, VT 05468	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/23/2029	107.1	107.1	99.6	0.03%
MCM Design LLC	(#)	5926 Vinings Vintage Way, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	8.7	8.7	8.9	—%
2820 US HWY 98 N LLC dba Total Package Car Wash	(#)	2820 US Hwy 98 N, Lakeland, FL 33805	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2029	116.0	116.0	120.7	0.03%
McGuckin & Pyle Inc	(#,^)	120 Corporate Ln, New Bern, NC 28562	Machinery Manufacturing	Term Loan	Prime plus 2.75%	5/23/2044	299.6	299.6	329.2	0.09%
Clowers Trucking By Faith LLC	(#)	705 E Brookwood PL, Valdosta, GA 31601	Truck Transportation	Term Loan	Prime plus 6.5%	5/23/2029	11.0	11.0	11.3	—%
ES&A, INC., A LAW CORPORATION	(#,^)	1003 Bishop St., Honolulu, HI 96813	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/22/2029	97.9	97.9	89.5	0.02%
Bloomquist Communications Inc. dba FastSigns 42501	(#,^)	131 East Trinity Place, Decatur, GA 30030	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/22/2029	13.0	13.0	12.0	—%
Anchor Up Fitness and Nutrition, LLC	(#,^)	2464 US-29, Pensacola, FL 32505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/21/2029	17.6	17.6	17.0	—%
Kappa Investments LLC dba Buddy's Home Furnishings	(#,^)	365 Lowe's Dr, Ste H, Danville, VA 24540	Rental and Leasing Services	Term Loan	Prime plus 2.75%	5/17/2029	377.6	377.6	343.5	0.09%
Covalent Holding LLC	(#,^)	18 West Chestnut St.,Unit 2F, Chicago, IL 60610	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/17/2029	219.8	219.8	214.4	0.06%
BD Branson Victorian LLC dba Branson Surrey Inn	(#,^)	430 a/k/a 450 South Hwy 165, Branson, MO 65616	Accommodation	Term Loan	Prime plus 2.75%	5/17/2029	222.3	222.3	232.5	0.06%
AMP Trucking Inc	(#,^)	1030 Gettysburg Ave, Clovis, CA 93161	Truck Transportation	Term Loan	Prime plus 2.75%	5/16/2029	227.1	227.1	205.8	0.06%
CJNR LLC dba Chenney Bear Cafe, Elma Lodge & Suites, Parkhurst Motel,	(#,^)	208 East Main St., Elma, WA 98541	Accommodation	Term Loan	Prime plus 2.75%	5/16/2029	16.3	16.3	17.1	—%
Cut To The Chase 502 LLC	(#,^)	6903 Lakegreen Ct, Louisville, KY 40291	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/16/2029	2.9	2.9	2.8	—%
Two Pie Lovers LLC dba Pizza Outpost	(#,^)	302 E. Millitary Hwy U1122, Brackettville, TX 78832	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	42.5	42.5	47.2	0.01%
The Lobster Pot Inc	(#,^)	119 Hope St., Bristol, RI 02809	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	358.6	358.6	399.4	0.11%
Crystal D. Walls dba Crystal's Cleaning Service	(#)	26 Cooper Rd, Byhalia, MS 38611	Administrative and Support Services	Term Loan	Prime plus 6.5%	5/9/2029	9.0	9.0	9.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Aloha To Go LLC	(#,^)	5903 Seminole Blvd, Seminole, FL 33772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2029	13.5	13.5	12.3	—%
Blue Country Firearms LLC	(#,^)	221 N Main St, Kingsfisher, OK 73750	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/8/2044	20.4	20.4	21.6	0.01%
NYM Solutions Inc.dba NYM Solutions, Inc	(#)	12150 SW 128th St. CT Ste 209, Miami, FL 33186	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	11.1	11.1	11.5	—%
Folklore Music Exchange LLC	(#,^)	617 Tennessee Ave, Charleston, WV 25302	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/6/2029	4.5	4.5	4.0	—%
Life View Prenatal Imagery, LLC	(#,^)	312 79th Ave North, Myrtle Beach, SC 29572	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/3/2029	5.3	5.3	4.9	—%
Mark Garvin dba Tipsy Canyon Winery	(#,^)	150 Upper Joe Creek Rd, Manson, WA 98831	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	5/3/2044	103.3	103.3	117.7	0.03%
EPIFAB,LLC	(#,^)	1341 Brooks St. Unit D, Ontario, CA 91762	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/3/2029	18.5	18.5	17.6	—%
Global Enterprises LLC dba Verdi Pizza	(#,^)	3111 S Valley View Blvd, Las Vegas, NV 89102	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/3/2029	18.1	18.1	16.5	—%
Art Amore Studios, LLC	(#,^)	6507 Jester Blvd, Ste #107, Austin, TX 78750	Educational Services	Term Loan	Prime plus 2.75%	5/3/2029	4.8	4.8	4.4	—%
Modern Trousseau, LLC	(#,^)	125 Bradley Rd, Woodbridge, CT 06525	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/1/2029	272.0	272.0	274.1	0.07%
DeVega Juice Co, - East Cobb, LLC dba Clean Juice Johnson Ferry	(#,^)	1205 Johnson Ferry Rd Ste 124, Marietta, GA 30068	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	55.9	55.9	56.8	0.02%
Midlothian Hardware, Inc dba Grills True Value	(#,^)	475 West 147th St, Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/29/2029	34.6	34.6	36.2	0.01%
ASM Partners LLC	(#,^)	1619 Roberts Dr SE, Mableton, GA 30126	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/26/2029	211.1	211.1	205.2	0.06%
Sona USA, Inc	(#,^)	15280 NW 79th Ct Ste 109, Miami Lakes, FL 33016	Telecommunications	Term Loan	Prime plus 2.75%	4/26/2029	143.4	143.4	136.8	0.04%
Pellegrin Marine Transportation, LLC	(#,^)	117 Country Village Dr, Raceland, LA 70394	Support Activities for Transportation	Term Loan	Prime plus 2.75%	4/26/2029	116.8	116.8	110.8	0.03%
Jones Roger Sherman Inn, Inc.	(#,^)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/25/2029	132.1	132.1	138.2	0.04%
La Dolce Vita LLC.	(#,^)	196 N. Holiday Rd, Miramar Beach, FL 32550	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2044	457.5	457.5	512.6	0.14%
La Dolce Vita, LLC, La Dolce Vita Watersports LLC, LDV Golf Cart & Bil	(#,^)	196 N. Holiday Rd, Miramar Beach, FL 32550	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2029	432.1	432.1	410.2	0.11%
Quality Living Medical Alert, LLC	(#,^)	1882 Capital Circle NE, Ste 104, Tallahassee, FL 32308	Social Assistance	Term Loan	Prime plus 2.75%	4/24/2029	47.8	47.8	46.4	0.01%
ER & DC McPherson Holdings, LLC	(#,^)	6957 W Broward Blvd., Plantation, FL 33317	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/19/2029	42.3	42.3	38.7	0.01%
All My Best Inc.	(#,^)	4320 Anthony Court Stes 1,2,3, Rocklin, CA 95677	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/19/2029	54.0	54.0	50.6	0.01%
Expert Building Services LLC	(#,^)	74 Roosevelt St., Pequannock Township, NJ 07440	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/17/2029	17.6	17.6	16.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Rello, Inc. dba ID Salon	(#)	8063 Jericho Turnpike, Woodbury, NY 11797	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	5.3	5.3	5.5	—%
Modern Demo & Services LLC	(#,^)	10161 W Park Run Dr, Las Vegas, NV 89145	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2029	108.0	108.0	99.1	0.03%
2Choice2Friends dba 2 N 1 Salad Bar and Grill	(#)	901 W Braker Lane, Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	11.1	11.1	11.4	—%
Bottles on Broadway, LLC	(#,^)	1083 North BRdway, North Massapequa, NY 11758	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/17/2029	111.3	111.3	102.5	0.03%
Pranamji Inc dba Ohara's Beverage Spot	(#,^)	2300 Levit Rd, Lorain, OH 44052	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2044	45.9	45.9	49.3	0.01%
Cormac Enterprises, Inc	(#,^)	1205 38th Ave North, Myrtle Beach, SC 29577	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/16/2029	19.4	19.4	17.9	—%
Bill Berger LLC	(#,^)	8728 Tireman Ave, Detroit, MI 48204	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/12/2029	7.8	7.8	7.0	—%
J.T. ONeill Company, LLC	(#,^)	19972 Willowin Farm Lane, Purceville, VA 20132	Real Estate	Term Loan	Prime plus 2.75%	4/12/2029	8.4	8.4	7.6	—%
P. Moss Enterprises, LLC dba Garage Experts-Mid Atlantic	(#,^)	3563 South River Terrace, Edgewater, MD 21037	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	38.0	38.0	35.5	0.01%
Gilpin Enterprises, LLC dba Jon Smith Subs	(#,^)	17790 State Rd 54, Lutz, FL 33458	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2029	68.8	68.8	63.9	0.02%
Southern Gulf Construction, Inc.	(#,^)	367 Pine Island Rd, North Fort Myers, FL 33903	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	96.2	96.2	95.7	0.03%
Samco Food Corp dba C-Town Supermarket	(#,^)	1761 Nostrand Ave, Brooklyn, NY 11226	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/12/2029	86.4	86.4	78.3	0.02%
Maxiflex LLC	(#,^)	512 Verret St., New Orleans, LA 70114	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/11/2029	54.0	54.0	56.5	0.02%
VRGE Strategies LLC	(#,^)	1155 15th St NW, Washington, DC 20005	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/10/2029	84.9	84.9	77.0	0.02%
Georgetown Milling Co, LLC	(#,^)	9001 Wentworth Springs Rd, Georgetown, CA 95634	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	4/9/2029	11.0	11.0	10.3	—%
FRAJOVI Urban Air, LLC dba Urban Air Trampoline& Adventure Park	(#,^)	1256 Indian Head Rd, Toms River, NJ 08755	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/8/2030	525.1	525.1	543.9	0.15%
Marnon Enterprise LLC	(#,^)	6713 Biscay Hbr, San Antonio, TX 78249	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/5/2029	4.1	4.1	3.8	—%
Bose and Avinder, Inc.and Carmel and Preet Inc	(#,^)	28201 Date Palm Dr, Cathedral City, CA 92234	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2029	52.0	52.0	54.3	0.01%
Ren Investment Group Inc dba True Positon Manufacturing	(#,^)	40 Sandra Dr, South Windsor, CT 06074	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/29/2029	686.1	686.1	631.2	0.17%
J Brothers Enterprises, LLC	(#,^)	1101 NW 12TH Ave, Ava, MO 65608	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/29/2044	625.4	625.4	663.5	0.18%
La Favorita Radio Network	(#,^)	4043 Geer Rd, Hughson, CA 95326	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	3/29/2029	322.3	322.3	300.9	0.08%
Hamsons Inc.	(#,^)	4900 Hopyard Rd, Pleasanton, CA 94588	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/29/2029	160.9	160.9	145.6	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Key HR Associates, Inc dba Parents Choice for Kids	(#,^)	3150 West Park Dr, Burnsville, MN 55306	Social Assistance	Term Loan	Prime plus 2.75%	3/29/2044	443.8	443.8	475.2	0.13%
EJ & James Transport LLC	(#,^)	3100 Drewsky Lane Unit 108, Fort Mills, SC 29715	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	8.1	8.1	7.8	—%
Royalty Freight Inc.	(#,^)	3728 W McKinley Ave, Fresno, CA 93772	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	366.5	366.5	352.7	0.10%
Reliable Power Group Inc. dba Batteries + bulbs Pensacola	(#,^)	6895 N. 9th Ave Ste B, Pensacola, FL 32504	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2029	85.8	85.8	77.8	0.02%
Bright Freight Solution, LLC	(#,^)	1112 N Main St, Manteca, CA 95336	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	971.3	971.3	921.7	0.25%
Bhatti LLC dba Auntie Ann's & Bhatti LLC 1	(#,^)	7219 Silver Mist Ave, North Chesterfield, VA 23237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	141.5	141.5	128.0	0.03%
Pizzaplex L3C	(#,^)	4458 West Vernor Hwy, Detroit, MI 48209	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	38.4	38.4	35.4	0.01%
Raven's Place LLC	(#,^)	13031 S Western Ave, Blue Island, IL 60406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2044	672.4	672.4	726.7	0.20%
StillBasi Holdings, Inc. dba Buxton Auto Transport	(#,^)	9371 Jackson Rd, Sacramento, CA 95826	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	267.0	267.0	251.5	0.07%
Stillwater Ventures, LLC	(#,^)	8272 W. Sunset Blvd, Los Angeles, CA 90048	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2029	331.7	331.7	325.2	0.09%
Felipe Antonio Del Valle M.D. P.A.	(#,^)	7190 SW 87th Ave Ste 203, Miami, FL 33173	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2029	12.9	12.9	11.6	—%
NuBe Business Group LLC	(#,^)	2140 44th St SE, Ste 201, Grand Rapids, MI 49508	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2044	39.8	39.8	45.3	0.01%
Iredell Oral & Facial Surgery, P.C. dba Johnson Oral Surgery	(#,^)	229 Medical Park Rd, Ste 310, Mooresville, NC 28117	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2044	820.8	820.8	872.2	0.24%
Bayco Enterprises, Inc	(#,^)	128 Cowesett Ave, West Warwick, RI 02893	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2044	192.7	192.7	219.6	0.06%
Complete Care IT LLC	(#,^)	4801 South University Dr Ste 125, Davie, FL 33328	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2029	45.0	45.0	40.8	0.01%
Turtle Shirts, LLC	(#,^)	10241 Metro Pkwy# 108, Ft Myers, FL 33966	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/29/2029	46.1	46.1	42.5	0.01%
Knoxville Room Service	(#,^)	10670 Parkside Dr, Knoxville, TN 37922	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/29/2029	5.8	5.8	5.4	—%
Outtasight Careers, LLC dba Gecko Hospitality	(#,^)	109 W Fern St., Tampa, FL 33604	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2029	44.6	44.6	40.4	0.01%
Skaggs RV Outlet ,LLC	(#,^)	301 Commerce Dr, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/28/2029	214.1	214.1	223.6	0.06%
Cleland Pharmacy LLC	(#,^)	202 S First St., Wakeeney, KS 67672	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	3/28/2029	19.3	19.3	20.2	0.01%
J.C. Pallet Company, Inc.	(#,^)	18427 New Kent Hwy, Barhamsville, VA 23011	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2029	386.1	386.1	380.9	0.10%
Four Seasons Laser Center Inc.	(#,^)	4720 NW 2nd Ave Unit D104 and Unit D-105, Boca Raton, FL 33498	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/28/2029	12.9	12.9	12.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

GS Bath Inc	(#,^)	5335 E. Kaviland Ave, Fresno, CA 93725	Truck Transportation	Term Loan	Prime plus 2.75%	3/28/2029	268.2	268.2	256.5	0.07%
Custom Vinyl Products LLC	(#,^)	260 Enterprise Dr, Newport News, VA 23603	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2044	981.7	981.7	1,070.2	0.29%
Cocomo Joe's LLC	(#,^)	3949 New Rd, Youngstown, OH 44515	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2029	3.0	3.0	2.9	—%
PA Sobol Partners LLC dba Sobal	(#,^)	206 Rohrerstown Rd, Lancaster, PA 17603	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2029	44.2	44.2	41.2	0.01%
Ocean Trans LLC and Dehal Trucking LLC	(#,^)	1415 W Anderson St., Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	3/27/2029	64.3	64.3	67.1	0.02%
Cinco Fit LLC dba Cinco Fit	(#,^)	23010 Highland Knolls Blvd, Ste G, Katy, TX 77494	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2029	141.6	141.6	128.1	0.03%
Danielle Vance LPC, LLC dba Danielle Vance MA, LPC	(#,^)	2543 Eliot St., Denver, CO 80211	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/27/2029	4.9	4.9	4.4	—%
DC AG, LLC dba Big B Sales	(#,^)	674 LA- 8, Sicily Island, LA 71368	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/27/2044	570.0	570.0	612.7	0.17%
Heritage Hills Athletics 1, LLC and Heritage Hills Athletics 1, LLC	(#,^)	2880 Carol Rd, East York, PA 17402	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/26/2044	1,220.5	1,220.5	1,327.9	0.36%
District 5 Boutique LLC	(#,^)	317 N Farview Ave, Paramus, NJ 07652	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/26/2029	107.3	107.3	97.0	0.03%
Virginia Industrial Plastics, Inc.	(#,^)	2454 N East Side Hwy,, Elkton, VA 22827	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2044	290.0	290.0	330.1	0.09%
Gary Krause dba Gary Krause Landscaping & Design	(#,^)	489 Hamilton Rd, Jacksonville, OR 97530	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/22/2029	5.1	5.1	4.9	—%
Skyways, LTD	(#,^)	350 15th St. NW, Huron, SD 57350	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/22/2029	740.7	740.7	674.9	0.18%
J & C May Properties, LLC	(#,^)	315 Sylamore Ave, Mountain View, AR 72560	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/22/2044	1,099.3	1,099.3	1,135.3	0.31%
Virginia Industrial Plastics, Inc.	(#,^)	2454 North East Side Hwy, Elkton, VA 22827	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2029	243.0	243.0	253.7	0.07%
Dependable Lawn Care, Inc.	(#,^)	2320 138TH ST, Blue Island, IL 60406	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/21/2029	467.2	467.2	442.7	0.12%
Dependable Lawn Care, Inc.	(#,^)	2320 138th St., Blue Island, IL 60406	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/21/2044	186.3	186.3	209.7	0.06%
Pitman Holding LLC	(#,^)	1116 E Main St, Richmond, VA 23219	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/21/2029	6.4	6.4	6.1	—%
American Trails Transport, LLC	(#,^)	8704 Grand Ave, Billings, MT 59106	Truck Transportation	Term Loan	Prime plus 2.75%	3/21/2029	47.0	47.0	44.7	0.01%
Michigan Neurosurgical Institute P.C.	(#,^)	9400 South Saginaw St., Unit 1, Grand Blanc, MI 48439	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2029	155.5	155.5	141.2	0.04%
Mega Trucking LLC and Olyimpian Industries LLC	(#,^)	5979 NW 151st St, Miami Lakes, FL 33014	Truck Transportation	Term Loan	Prime plus 2.75%	3/20/2029	343.0	343.0	333.0	0.09%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Michigan Neurosurgical Institute, P.C.,,Optical Spine,LLC, MNI Great L	(#,^)	9400 South Saginaw St., Unit 1, Grand Blanc, MI 48439	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2044	344.2	344.2	367.9	0.10%
Sound Manufacturing Inc	(#,^)	1 Williams Lane, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/20/2029	42.9	42.9	38.8	0.01%
Marvellous Print & Ship LLC	(#,^)	605 W Main St, Oxford, KS 67119	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/19/2029	2.9	2.9	2.6	—%
Frontline Selling LLC	(#,^)	6505 Shiloh Rd,Units 300,310 and 320, Alpharetta, GA 30005	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/19/2029	268.1	268.1	280.0	0.08%
Game Station, Inc.	(#,^)	2917 1st Ave SE, Cedar Rapids, IA 52402	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/19/2029	225.2	225.2	214.0	0.06%
Panetcarne Inc.dba Jersey Mike's Subs Greenfield	(#,^)	23077 Greenfield Rd, Southfield, MI 48075	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	80.0	80.0	73.8	0.02%
B & W Towing LLC	(#,^)	701 Addison Rd, Painted Post, NY 14870	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/15/2029	49.3	49.3	51.5	0.01%
Stepping Stones Children's Academy LLC	(#,^)	1655 E Warm Springs Rd, Las Vegas, NV 89119	Social Assistance	Term Loan	Prime plus 2.75%	3/15/2044	363.6	363.6	398.4	0.11%
Vanchoc Transport Inc	(#,^)	137 3rd St, Brooklyn, NY 11231	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/15/2029	74.9	74.9	67.8	0.02%
Screening Services Group, LLC	(#,^)	8670 Wilshire Blvd, Beverly Hills, CA 90211	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/14/2029	250.7	250.7	232.1	0.06%
Space Express, LLC	(#,^)	2775 Burris Rd, Davie, FL 33314	Truck Transportation	Term Loan	Prime plus 2.75%	3/12/2029	123.5	123.5	114.2	0.03%
Mill Creek Early Childhood Program LLC	(#,^)	510 South Batavia Ave, Batavia, IL 60510	Social Assistance	Term Loan	Prime plus 2.75%	8/11/2029	54.5	54.5	49.5	0.01%
Alpine Remediation, Inc, T & M Holdings, LLC	(#,^)	14252 W 44th Ave Unit F, Golden, CO 80403	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2029	75.1	75.1	72.4	0.02%
Precise Air Systems, Inc	(#,^)	5467 W San Fernando Rd, Los Angeles, CA 90039	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/8/2029	231.0	231.0	211.4	0.06%
Kalloren Provel LLC	(#,^)	6919 Oak Ridge Commerce Way, Austell, GA 30168	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/8/2044	273.0	273.0	299.3	0.08%
SG Welch Inc dba Sparks Auto Service	(#,^)	19138 Molalla Ave, Oregon City, OR 97045	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/8/2029	53.2	53.2	49.0	0.01%
Wildflour Bakery & Cafe LLC	(#,^)	5137 Clareton Dr Ste 100,110 & 120, Agoura Hills, CA 91301	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/8/2029	75.1	75.1	67.9	0.02%
D & S Village Hardware LLC dba Cedar Mountain Country Store & Samantha	(#,^)	76 Ranch Rd a/k/a 3695 Movie Ranch Rd, Duck Creek, UT 84762	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/8/2044	195.5	195.5	217.4	0.06%
Seeds of Knowledge Creative Learning Center LLC	(#,^)	15101 West McNichols Rd, Detroit, MI 48235	Social Assistance	Term Loan	Prime plus 2.75%	3/7/2044	21.8	21.8	24.2	0.01%
Doble Rentals, L.L.C , Doble Rentals 2, LLC, Doble Rentals 3, LLC	(#,^)	487 Elizabeth Lake Rd, Waterford, MI 48328	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/4/2029	135.1	135.1	122.3	0.03%
Wooter Apparel, Inc	(#,^)	727 Page Ave., Staten Island, NY 10307	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/28/2029	42.6	42.6	39.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

NY Scoops LLC dba Cool Suppliers and Breakneck Road LLC	(#,^)	20 Silver Fox Lane, Sussex, NJ 07461	Food Manufacturing	Term Loan	Prime plus 2.75%	2/28/2029	42.4	42.4	42.0	0.01%
Monkey Bones LLC	(#,^)	3361 Dayton Xenia Rd, Beavercreek, OH 45432	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2044	18.8	18.8	21.3	0.01%
Woodard Electric Services, Inc.	(#,^)	1600 Carter Cove Rd, Hayesville, NC 28904	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2029	18.4	18.4	16.8	—%
Shah Medical Center SC & Heeena Shyamani	(#,^)	484 Summit St, Elgin, IL 60120	Hospitals	Term Loan	Prime plus 2.75%	2/28/2044	245.7	245.7	254.2	0.07%
Matrix Z LLC	(#)	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	10.9	10.9	11.2	—%
Merdad Dentistry PLLC dba Easy Dental Care	(#,^)	7522 Old Linton Hall Rd, Gainesville, VA 20155	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/26/2029	13.4	13.4	12.1	—%
Harbor Management Company Inc dba Jamba Juice	(#,^)	5501 Josh Birmingham Pkwy Concourse A, Charlotte, NC 28208	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2029	127.8	127.8	116.8	0.03%
Mia Restoration Inc dba PuroClean and Puroclean of Morristown NJ	(#,^)	3633 B Hill Rd, Parsippany, NJ 07054	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/21/2029	35.1	35.1	32.6	0.01%
Citiline Cafe At Jacobs Plaza, LLC dba Citiline Cafe	(#,^)	12140 Wickchester Ln STE 130, Houston, TX 77079	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	41.4	41.4	37.5	0.01%
Bowl 360 Inc.	(#,^)	98-18 Rockaway Blvd, Far Rockaway, NY 11417	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	118.8	118.8	107.9	0.03%
Bowl 360 Inc.	(#,^)	98-18 Rockaway Blvd, Ozone Park, NY 11417	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	138.5	138.5	133.6	0.04%
Outler Transportation Services,LLC	(#,^)	3775 Carriage Downs CT SW, Snellville, GA 30039	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/19/2029	39.8	39.8	36.6	0.01%
Rob Barletta's Hockey School, Inc	(#,^)	2130 Providence Hwy, Walpole, MA 02081	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	2/19/2029	92.7	92.7	96.8	0.03%
M & M Burgers Inc dba Checkers	(#,^)	530 Willis Ave, Bronx, NY 10455	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	98.8	98.8	91.1	0.02%
Integris Roofing, Inc	(#,^)	1174 Yellostone Dr, Lake Arrowhead, CA 92532	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/15/2029	19.2	19.2	17.3	—%
Tony Herring & Associates, Inc	(#,^)	211 West Camellia Dr, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/14/2029	12.8	12.8	13.3	—%
Par-Man, Inc. dba Rockstar Tattoo	(#,^)	450 Fremont St #109 and 113, Las Vegas, NV 89101	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	2/14/2029	53.2	53.2	48.6	0.01%
Gateway Veterinary Services, P.C. dba Liberty Animal Clinic	(#,^)	9212 Liberty Ave, Ozone Park, NY 11417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/14/2044	134.0	134.0	152.5	0.04%
KHSE Parks, Inc.	(#,^)	600 West Charles St., Matthews, NC 28105	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/14/2029	68.2	68.2	61.7	0.02%
Precedence Enterprises LLC dba Spartan Junk Removal	(#,^)	8101 Sandy Spring Rd Ste 250N, Laurel, MD 20707	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/8/2029	13.4	13.4	12.8	—%
Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 78249	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/8/2029	3.2	3.2	3.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

EJGR Corp dba Brite Energy Solutions	(#,^)	87 Main St. Upper Level, Hastings-on-Hudson, NY 10706	Utilities	Term Loan	Prime plus 2.75%	2/8/2029	50.8	50.8	46.1	0.01%
Shepherd Fitness, LLC dba Workout Anytime Ooltewah	(#,^)	9408 Apison Pike, Ste 11, Ooltewah, TN 37363	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/8/2029	144.2	144.2	137.0	0.04%
Creative Counseling Nashville PLLC	(#,^)	4119 Gallatin Pike, Nashville, TN 37216	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/7/2029	1.9	1.9	1.7	—%
RIHAHN INC dba RDBL, INC.	(#,^)	1397 McGuire Rd, Lamar, AR 72846	Forestry and Logging	Term Loan	Prime plus 2.75%	2/5/2029	5.8	5.8	6.1	—%
Hernando Beach Motel Inc.,The Purple Cow House of Pancake Inc	(#,^)	4291 Shoal Line Blvd, Hernando Beach, FL 34607	Accommodation	Term Loan	Prime plus 2.75%	2/1/2029	12.8	12.8	13.3	—%
Jesus and Son's Landscape Contractors, LLC	(#,^)	4371 Durham Court, Denver, CO 80239	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2029	49.0	49.0	45.4	0.01%
Employer Resource Services LLC dba Data Pool	(#,^)	500 Research Rd, Richmond, VA 23236	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2029	30.6	30.6	27.7	0.01%
MYC Motors Inc	(#,^)	3808 Vegas Dr, Las Vegas, NV 89108	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/30/2044	72.6	72.6	82.7	0.02%
FNF LLC dba AK Wine Grotto	(#,^)	11109 Old Seward Hwy, Anchorage, AK 99515	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/22/2029	209.4	209.4	189.5	0.05%
IGWT Coffee, LLC dba PJ's Coffee of New Orleans	(#,^)	414 Union St, Nashville, TN 37219	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2029	69.8	69.8	63.1	0.02%
MMC Investors, LLC dba Clean Juice	(#,^)	2879 W 95th St. Ste 195, Naperville, IL 60564	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2029	75.3	75.3	69.4	0.02%
Hilco Athletics & Graphics Inc	(#,^)	55 Green Hill St., West Warwick, RI 02816	Apparel Manufacturing	Term Loan	Prime plus 2.75%	1/16/2044	66.6	66.6	75.8	0.02%
Fluid Connections LLC dba BurgerIM	(#,^)	174 El Cerrito Plaza, El Cerrito, CA 94530	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	52.9	52.9	50.5	0.01%
HSR Tacos LLC dba California Tortilla	(#,^)	11694 Sudley Manor Dr, Manassas, VA 20109	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	46.1	46.1	41.7	0.01%
CMLCLEARWATERBEACH.LLC dba Cousins Maine Lobster	(#,^)	309 Coronado Dr, Clearwater Beach, FL 33767	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/11/2029	76.5	76.5	70.1	0.02%
Rashed and Shabila LLC	(#,^)	14865 Hwy 92, Woodstock, GA 30188	Gasoline Stations	Term Loan	Prime plus 2.75%	1/4/2029	19.0	19.0	18.3	—%
Romain Tower Inc. David Romaine, Sugar Land Crane and Rigging, LLC	(#,^)	215 S Persimmon St,, Tomball, TX 77375	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/31/2028	210.6	210.6	190.5	0.05%
The Chop House Inc.	(#,^)	191 Old Tower Hill Rd., South Kingstown, RI 02879	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2043	541.6	541.6	583.2	0.16%
Superior Concepts Acquisition Corp	(#,^)	1710 Tiles Ct, Grand Haven, MI 49417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2028	105.5	105.5	99.6	0.03%
Nix and Nix Funeral Home North Inc,	(#,^)	1621 W. Dauphin St., Philadelphia, PA 08065	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	553.8	553.8	618.7	0.17%
Superior Concepts Acquisition Corp	(#,^)	1710 Tiles Court, Grand Haven, MI 49417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2043	497.4	497.4	524.4	0.14%
Galt Insurance Group of Bonita Springs, LLC & Bonita Safety Institut	(#,^)	10911 Bonita Beach Rd SE Unit 104 A & 104B, Bonita Springs, FL 34135	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/28/2043	18.1	18.1	20.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

American Rewinding of NC Inc dba MTS	(#,^)	1825 N Rocky River Rd, Monroe, NC 28110	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2028	370.9	370.9	351.3	0.10%
Omega Funeral and Cremation Services,LLC	(#,^)	9503 Kenwood Rd, Cincinnati, OH 45242	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	330.2	330.2	357.2	0.10%
Fave Realty Inc.	(#,^)	74 Larkfield Rd, East Northport, NY 11731	Real Estate	Term Loan	Prime plus 2.75%	12/27/2043	119.5	119.5	136.0	0.04%
Medworxs Inc.	(#,^)	6857 Timbers Dr, Evergreen, CO 80439	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2028	8.8	8.8	8.0	—%
East Breeze LLC dba Historic Springdale Pub and Eatery	(#,^)	32302 East Historic Columbia River Hwy, Corbett, OR 97019	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2043	124.1	124.1	137.2	0.04%
Green Valley Landscape Management Inc. dba Apopka Mower and Equipment	(#,^)	2975 W Orange Blossom Trail, Apopka, FL 32712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2043	448.8	448.8	481.0	0.13%
Reservations Unlimited LLC	(#)	312 W Main St., Red River, NM 87558	Real Estate	Term Loan	Prime plus 2.75%	12/26/2043	137.6	137.6	152.4	0.04%
RM Hawkins LLC	(#,^)	5141 Topaz Dr, Colorado Springs, CO 80918	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/24/2028	251.9	251.9	240.5	0.07%
Timios Enterprises Corp dba Palm Court	(#,^)	1912 N Arlington Heights Rd., Arlington Heights, IL 60004	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2043	688.3	688.3	751.4	0.20%
BD Branson Victorian LLC dba Branson Victorian Inn	(#,^)	450 South Hwy 165, Branson, MO 65616	Accommodation	Term Loan	Prime plus 2.75%	12/24/2043	481.3	481.3	534.2	0.15%
D.A.F.S Transport, LLC	(#,^)	207 S. Teresa St., Monahans, TX 79756	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	564.1	564.1	570.3	0.16%
Sesolinc GRP, Inc.	(#,^)	806 Randy Lowery Rd, Statesboro, GA 30461	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	315.0	315.0	304.2	0.08%
The Law Office of Jared E. Shapiro, P.A	(#,^)	7777 Glades Rd, Ste 100, Boca Raton, FL 33434	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	9.4	9.4	8.5	—%
Royalty Freight Inc	(#,^)	3728 W McKinley Ave, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	81.9	81.9	73.9	0.02%
Fifth Wheel Truck Stop 001, Inc.	(#,^)	3767 South Golden State Blvd, Fresno, CA 93725	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2028	86.2	86.2	77.8	0.02%
Kyle M Walker DDS, PC	(#,^)	1402 W Park Ave, Orange, TX 77630	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	98.6	98.6	89.0	0.02%
Diamond Estates LLC	(#,^)	110 Court St Ste 1, Cromwell, CT 06416	Construction of Buildings	Term Loan	Prime plus 2.75%	12/21/2028	63.0	63.0	56.9	0.02%
Burgess and Dudley, Incorporated	(#,^)	24462 NW 9th Place, Newberry, FL 32669	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/21/2028	199.4	199.4	187.6	0.05%
ETS Tree Service Inc and Eastern Tree Service, Inc	(#,^)	4813 Pinson Valley Parkway, Birmingham, AL 35215	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2028	193.2	193.2	185.1	0.05%

Baseline Health, LLC & Baseline Health Management, LLC	(#,^)	1101 Stewart Ave Ste 104, Garden City, NY 11530	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	99.8	99.8	91.8	0.03%
Precision Bytes LLC dba Tower Connect	(#,^)	607 West Magnolia Ave, Fort Worth, TX 76104	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	109.0	109.0	98.4	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Cammarata Associates LLC	(#,^)	5 Greentree Center, Marlton, NJ 08053	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	12/21/2028	63.0	63.0	56.9	0.02%
Accel Compression Inc.,Accel Workover Services Inc dba Mica Tool & Tur	(#,^)	4500 S Country Rd, Odessa, TX 79768	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/21/2044	166.2	166.2	189.5	0.05%
C&D Trucking & Equipment Service, Inc.	(#,^)	4015 Jennings Rd, Cleveland, OH 44109	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2043	113.2	113.2	128.7	0.04%
LP Industries, Inc and Playground Packages, LLC	(#,^)	2040 Norwood, Lenoir, NC 28645	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	83.1	83.1	75.2	0.02%
Roots N Shoots, LLC & Yardplus LLC	(#,^)	86 Boston Rd, Chelmsford, MA 01824	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2028	45.3	45.3	41.8	0.01%
Flashii App, Inc.	(#,^)	75 E Santa Clara St, San Jose, CA 95113	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	52.5	52.5	54.7	0.01%
Local Liberty Inc dba The Wardsboro Country Store	(#,^)	23 Main St., Wardsboro, VT 05355	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/20/2043	150.2	150.2	166.1	0.05%
Alaska Motor Home Inc	(#,^)	6633 Brayton Dr, Anchorage, AK 99507	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	255.6	255.6	246.8	0.07%
Graff Excavating, Inc	(#,^)	803 E State St., Toledo, IA 52342	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2028	164.2	164.2	150.5	0.04%
CK Green Partners, LLC dba Reis and Irvy"s Columbus	(#,^)	5010 Augusta Dr, Westerville, OH 43082	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2029	162.3	162.3	157.8	0.04%
Hotel Compete, LLC	(#,^)	223 W Jackson Blvd, Chicago, IL 60606	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	52.5	52.5	47.4	0.01%
Yellow Fin Marine Services LLC, K Marine XI, LLC K Marine VIII, LLC	(#,^)	2043 Coteau Rd, Houma, LA 70364	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	372.7	372.7	388.4	0.11%
Healthy and Fresco LLC	(#,^)	1671 Belle Isle Ave Ste 110- Office C, Mount Pleasant, SC 29464	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	38.7	38.7	36.1	0.01%
JejoJesi Corp dba Dukunoo Jamaican Kitchen, Dunkunoo	(#,^)	316 NW 24th St., Miami, FL 33180	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2029	63.1	63.1	60.6	0.02%
The Cromer Company	(#,^)	9800 NW 78th Ave, Hialeah Gardens, FL 33016	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/19/2028	440.2	440.2	398.8	0.11%
Sheldon T Banks and Sheldon T Banks LLC dba Serenity Funeral chapel ll	(#)	G-2340 West Carpenter Rd, Flint, MI 48505	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2044	405.6	405.6	449.2	0.12%
Accent Comfort Services, LLC	(#,^)	5035 W. W.T. Harris Blvd Ste C, Mecklenburg, NC 28269	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	57.7	57.7	52.5	0.01%
Healthy Human, LLC	(#,^)	1007 Johnnie Dodds Blvd., Ste 123, Mount Pleasant, SC 29464	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2028	104.9	104.9	94.8	0.03%
Sound Contracting LLC	(#,^)	148 Holmgren Place, Girdwood, AK 99587	Construction of Buildings	Term Loan	Prime plus 2.75%	12/14/2028	35.1	35.1	33.7	0.01%
Sound Contracting LLC	(#,^)	148 Holmgren Place, Girdwood, AK 99587	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2043	190.6	190.6	206.2	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Cordoba Foods LLC, Multi Logistics Network Inc, Karina Mena	(#,^)	4477 E 11th Ave, Hialeah, FL 33013	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2028	266.7	266.7	251.5	0.07%
YBL Restaurant Group LLC dba Tropisueno	(#,^)	75 Yerba Buena Lane, San Francisco, CA 94103	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/14/2029	334.7	334.7	305.1	0.08%
Alpha Omega Trucking LLC	(#,^)	14432-14452 Stateline Rd, Brookings, OR 97415	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2028	58.8	58.8	61.3	0.02%
Ventures TBD LLC dba The Bottle Tree	(#,^)	102 Davis St., Belmont, NC 28012	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2043	95.5	95.5	102.6	0.03%
Fitness Orlando LLC & Fitness Orlando Oviedo, LLC	(#,^)	160 Tuskawilla Rd Ste 1214, Winter Springs, FL 32708	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/14/2028	230.9	230.9	217.0	0.06%
Aero Consulting and Engineering Inc	(#,^)	7941 NW 3rd St., Plantation, FL 33324	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2028	12.5	12.5	11.3	—%
L&M Services, LLC	(#,^)	560 Main St., Milford, UT 84751	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2043	193.5	193.5	210.9	0.06%
Mediterranean Tastes Inc dba Mediterranean Tastes Since 1974	(#,^)	196-15 Northern Blvd, Flushing, NY 11318	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/14/2028	13.2	13.2	12.0	—%
Peanut Butter & Co., Inc.	(#,^)	119 West 57th St., Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/14/2028	210.0	210.0	189.7	0.05%
Alpha Landscape Contractors, Inc	(#,^)	2823 Fllintstone Rd, Millers, MD 21102	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/14/2029	280.5	280.5	266.0	0.07%
Tapia Auto Care, LLC dba Shoreline Quick Lube and Car Wash	(#,^)	2 Center Rd,, Old Saybrook, CT 06475	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/13/2043	945.5	945.5	1,009.5	0.28%
The Miller Center for Esthetic Excellence,	(#,^)	22 Old Short Hills Rd,, Livingston, NJ 07039	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2043	378.2	378.2	390.7	0.11%
OC Helicopters LLC	(#,^)	19711 Campus Dr Ste 260, Santa Ana, CA 92707	Air Transportation	Term Loan	Prime plus 2.75%	12/13/2028	75.4	75.4	78.6	0.02%
Plan B Burger LLC	(#,^)	484 Farmington Ave, Hartford, CT 06105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/13/2029	883.4	883.4	834.5	0.23%
Burton Realty Co., Inc dba Anchor Realty, Northeast	(#,^)	2200 Michener St, Ste 12, Philadelphia, PA 19115	Real Estate	Term Loan	Prime plus 2.75%	12/13/2028	254.6	254.6	229.9	0.06%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	575 Panama Lane, Bakersfield, CA 93307	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/12/2043	116.1	116.1	124.7	0.03%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd, Ste 111, Joliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/12/2029	8.6	8.6	7.8	—%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	575 Panama Lane, Bakerfield, CA 93307	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/12/2029	50.5	50.5	45.7	0.01%
Ashwood Food Services, Incorporated dba Jake Rooney's	(#,^)	119 Brooks Rd, Harwich Port, MA 02646	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	56.8	56.8	53.8	0.01%
Airstrike Firefighters LLC	(#,^)	18115 62nd Ave NE, Kenmore, WA 98028	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	12/12/2028	1,049.6	1,049.6	1,023.9	0.28%
Ashwood Food Services Inc. dba Jake Rooney's	(#,^)	119 Brooks Rd, Harwich Port, MA 02646	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/12/2043	208.0	208.0	232.3	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Behind The Scenes Chicago, LLC dba Paramount Events	(#,^)	1750 W Lake St, Chicago, IL 60612	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	215.7	215.7	216.2	0.06%
Googlyoogly, LLC dba Bi-Rite Supermarket	(#,^)	10867 W Jefferson Ave, River Rouge, MI 46218	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/11/2043	196.4	196.4	210.9	0.06%
Hilltop Wine Shop, Inc dba Hiltop Wine Shop	(#,^)	7505 Highland Rd, White Lake, MI 48383	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2043	123.8	123.8	134.8	0.04%
Duck's Nuts Inc dba Pet Place Market	(#,^)	212 Bendigo Blvd. N, North Bend, WA 98045	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/11/2029	36.5	36.5	35.1	0.01%
Oregon Medical Training Private Career School Inc.	(#,^)	1126 Gateway Loop, Ste 108, Springfield, OR 97702	Educational Services	Term Loan	Prime plus 2.75%	1/11/2029	33.7	33.7	30.5	0.01%
TFE Resources ,LTD	(#,^)	11 Easter Court Ste G, Owings Mills, MD 21117	Utilities	Term Loan	Prime plus 2.75%	1/11/2029	495.2	495.2	461.5	0.13%
EMES Supply, LLC	(#,^)	35622 Vine St., EastLake, OH 44095	General Merchandise Stores	Term Loan	Prime plus 2.75%	1/11/2029	105.1	105.1	97.2	0.03%
B&B Bodega of Delray LLC	(#,^)	190 NE 2nd Ave, Delray Beach, FL 33444	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/11/2029	12.7	12.7	11.6	—%
White Wilson & Associates LLC	(#,^)	16238 Louis Ave., South Holland, IL 60473	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/11/2043	41.1	41.1	44.1	0.01%
Team Henry, LLC dba Kelly Automotive of Deltona	(#,^)	1290 Doyle Rd, Deltona, FL 32725	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2043	378.5	378.5	405.2	0.11%
ZLM Services LLC	(#,^)	51343 Oro Rd, Shelby Township, MI 33444	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/10/2029	33.7	33.7	30.5	0.01%
Food Service Industry Consultants Inc.	(#,^)	1465 Kelly Johnson Blvd, Colorado Springs, CO 80920	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/7/2029	60.2	60.2	54.6	0.01%
CET Inc	(#,^)	4709 N El Capitan Ave. Ste 205, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	1/6/2029	1,033.5	1,033.5	969.8	0.26%
Metro R Services Inc. and Metal & Roof Supplies Inc.	(#,^)	20 Universal Place, Carlstadt, NJ 07072	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/6/2029	174.6	174.6	182.3	0.05%
Unique Home Solutions Inc. and Unique Home Solutions of Ohio	(#,^)	5550 Progress Rd, Indianapolis, IN 46241	Construction of Buildings	Term Loan	Prime plus 2.75%	1/5/2029	213.9	213.9	223.4	0.06%
Little West LLC, 340 Group LLC, Retail West LLc, Andrew W Walker, Cass	(#,^)	342 South La Brea Ave, Los Angeles, CA 90036	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2029	77.1	77.1	70.5	0.02%
Levine Daycare Inc dba Kids R Kids	(#,^)	415 Woodbury Rd, Orlando, FL 32828	Social Assistance	Term Loan	Prime plus 2.75%	1/5/2029	227.2	227.2	216.4	0.06%
Consulting Solutions, Inc and Mark Luciani	(#,^)	3000 N Federal Hwy, Ste 1, Fort Lauderdale, FL 33306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/5/2029	48.5	48.5	43.8	0.01%
The Altitude Group LLC	(#,^)	949 A Clint Moore Rd, Boca Raton, FL 33487	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/4/2029	119.9	119.9	109.0	0.03%
Access Staffing, LLC	(#,^)	360 Lexington Ave 8th Floor, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/4/2029	163.5	163.5	147.9	0.04%
Swantown Inn and Spa, LLC	(#,^)	1431 11th Ave SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus 2.75%	1/3/2029	11.4	11.4	11.9	—%
York Concrete Corp	(#,^)	1 Plumb CT., Huntington Station, NY 11746	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2043	193.5	193.5	218.5	0.06%
Microplex Co, Third Market LLC	(#,^)	244 Spokane Ave, Whitefish, MT 59937	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/30/2028	137.8	137.8	124.6	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Luxury Furniture, Inc.dba Venicasa & Luxe Home Interiors	(#,^)	13762 W State Rd 84, Davie, FL 33325	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2028	104.4	104.4	105.8	0.03%
Tammy's Place LLC	(#,^)	235 North Mosby Ave, Littleton, NC 27850	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2044	422.7	422.7	479.4	0.13%
Hernando Beach Motel LLC,The Purple Cow House o APancake AInc.	(#,^)	4291 Shoal Line Blvd, Hernando Beach, FL 34607	Accommodation	Term Loan	Prime plus 2.75%	11/30/2043	217.4	217.4	247.2	0.07%
Water Station Holdings LLC	(#,^)	1104 N Keystone Ave, Indianapolis, IN 46201	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/30/2028	553.7	553.7	542.5	0.15%
Cabrera's Auto Services LLC	(#,^)	2206 N Central Ave, Chicago, IL 60639	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2043	78.4	78.4	86.1	0.02%
JJB Production LLC	(#,^)	458 N 7th St., Newark, NJ 07107	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/29/2028	6.1	6.1	5.6	—%
Albert M. Quashie, DDS, PC	(#,^)	3331 Toledo Terrace Ste 308, Hyattsville, MD 20782	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/29/2043	62.9	62.9	68.0	0.02%
Albert M Quashie, DDS, PC	(#,^)	3331 Toledo Terrace Ste 308, Hyattsville, MD 20782	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/29/2028	73.1	73.1	71.6	0.02%
Sky Wonder Pyrotechnics, LLC dba Sky Wonder Fire and Safety Gear Up Te	(#,^)	3626 CR 203, Liverpool, TX 77577	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/28/2043	419.9	419.9	477.3	0.13%
Extreme Granite Corp	(#,^)	251 NW 1st St., Deerfield Beach, FL 33441	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/28/2043	181.2	181.2	203.6	0.06%
Level Up Gaming, Inc	(#,^)	1132 Creighton Rd, Pensacola, FL 32504	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/28/2043	87.0	87.0	92.2	0.03%
True Love Christian Academy LLC	(#,^)	466 E Raines Rd, Memphis, TN 38109	Social Assistance	Term Loan	Prime plus 2.75%	12/28/2043	40.6	40.6	45.7	0.01%
Best Global Alternative North, LLC	(#,^)	69 Lewis Ave, Atlantic Beach, NY 11509	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/21/2028	73.1	73.1	66.0	0.02%
BEK Holdings LLC, Veseli Fine Art Galleries, LLC, Trusted.com LLC, Exe	(#,^)	12930 Worldgate Dr, Herndon, VA 20170	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	1,077.5	1,077.5	1,123.0	0.31%
M.A.W. Enterprises LLC dbaY-Not Pizza	(#,^)	45 E Main St., New Palestine, IN 46163	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/21/2028	18.8	18.8	17.9	—%
Thames Aquatic Club, LLC	(#,^)	14 Iron St., Ledyard, CT 06339	Educational Services	Term Loan	Prime plus 2.75%	10/21/2029	38.8	38.8	40.7	0.01%
On Call Electrical of Georgia LLC	(#,^)	2120 Plaster Bridge Rd NE, Atlanta, GA 30324	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/20/2043	635.4	635.4	685.8	0.19%
Commonwealth Warehouse Inc	(#,^)	11013 Kenwood Rd., Cincinnati, OH 45242	Warehousing and Storage	Term Loan	Prime plus 2.75%	12/20/2028	353.7	353.7	342.2	0.09%
K & A Automotive Inc	(#,^)	2070 Nooseneck Hill Rd, Coventry, RI 02816	Gasoline Stations	Term Loan	Prime plus 2.75%	11/19/2043	118.1	118.1	131.9	0.04%
High Desert Transport, Inc.	(#,^)	2015 Woodspring Terrace, Henderson, NV 89012	Truck Transportation	Term Loan	Prime plus 2.75%	12/19/2028	62.5	62.5	58.5	0.02%
Cocomo Joe's LLC	(#,^)	3949 New Rd, Youngstown, OH 44515	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	0.5	0.5	0.5	—%
Cali Fit Meals	(#,^)	3450 East Orangethrope Ave, Anaheim, CA 92806	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	52.2	52.2	47.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Saunders Management LLC dba Northern Light Espresso Bar and Cafe	(#,^)	536 Spruce St, Scranton, PA 18503	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2028	33.8	33.8	35.2	0.01%
Beau & HB Inc dba Beau's Billiard, Bowling & Arcade	(#,^)	100 Village Rd, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	36.5	36.5	37.0	0.01%
Beau & HB Inc dba Beau's Billard, Bowling & Arcade	(#,^)	100 Village RD, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/16/2043	68.1	68.1	74.1	0.02%
Allegro Assisted Living Services of Texas LLC	(#,^)	3400 Remington Dr, Plano, TX 75023	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/15/2043	58.7	58.7	66.7	0.02%
Schafer Fisheries Inc.	(#,^)	21985 Waller Rd, Fulton, IL 61252	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/14/2028	43.7	43.7	45.5	0.01%
US Dedicated LLC	(#,^)	13410 SE 26th Circle, Vancouver, WA 98683	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2028	374.3	374.3	343.6	0.09%
Salon Femi LLC	(#,^)	1107 BRd St., Bloomfield, NJ 07003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/9/2028	6.3	6.3	6.2	—%
McNeill Stokes	(#,^)	5372 Whitehall Pl SE, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2028	5.6	5.6	5.1	—%
Vancole Investments, Inc. dba Smoothie King #913	(#,^)	876 Virginia Ave, Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/7/2044	404.3	404.3	434.1	0.12%
Peter Thomas Roth Labs LLC and June Jacobs Labs, LLC	(#,^)	460 Park Ave, Floor 16, New York, NY 10022	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/1/2028	271.4	271.4	245.1	0.07%
Modutech Marine Inc	(#,^)	2218 Marine View Dr, Tacoma, WA 98422	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/1/2028	313.3	313.3	326.6	0.09%
Abington Caregivers, LLC	(#,^)	7804 Montgomery Ave Unit 3-6, Elkins Park, PA 19027	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2043	121.3	121.3	133.5	0.04%
Steele Security, LLC dba Signal 88 Security of San Antonio	(#,^)	11230 West Ave, Ste 2210, San Antonio, TX 78213	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/31/2028	92.0	92.0	84.1	0.02%
C.A.T.I. Armor, LLC	(#,^)	435 Packard Hwy, Charlotte, MI 48813	Apparel Manufacturing	Term Loan	Prime plus 2.75%	10/30/2043	203.2	203.2	219.7	0.06%
Organic Juice Bar Wexford LLC dba The OJB "The Organic Juice Bar"	(#,^)	1500 Village Run Rd, Wexford, PA 15090	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2029	68.5	68.5	63.1	0.02%
UK, LLC dba Pita Pit	(#,^)	20038 West Valley HWY, Kent, WA 98032	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2029	52.0	52.0	48.4	0.01%
Ohio Gold & Pawn LLC, Our New Building LLC and Corey Fischer	(#,^)	3970 Everhard Rd, NW, Canton, OH 44709	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/26/2028	121.3	121.3	126.4	0.03%
The Face Place, LLC dba Classic Aesthetics	(#,^)	4268 Cahaba Heights CT Ste 115, Vestavia, AL 35243	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/25/2028	8.3	8.3	7.5	—%
Bellas Sports Pub, Inc dba Brewmasters Tavern	(#,^)	1152 Main St., Coventry, RI 02816	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2043	66.9	66.9	75.7	0.02%
Shovels and Whiskey LLC	(#,^)	446 SE Washington St, Hillsboro, OR 97123	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	10/16/2043	73.9	73.9	82.5	0.02%
Hackstaff Restaurants LLC	(#,^)	248 W 1st. St. Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	139.6	139.6	128.8	0.04%
Cater To You Agency, LLC, dba Cater To You	(#,^)	1319 Sherrick Rd SE, Canton, OH 44707	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/11/2043	21.7	21.7	23.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

MB Click It Photography, LLC	(#,^)	100 Manchester Ranch Place, Aynor, SC 29511	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/10/2043	37.0	37.0	41.0	0.01%
Faydon, Inc	(#,^)	1905 W Baker St., Ste A, Plant City, FL 33567	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/10/2028	62.1	62.1	64.7	0.02%
Wellfleet Consulting Inc.	(#,^)	2275 Research Blvd Ste # 500, Rockville, MD 20850	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/9/2028	12.4	12.4	11.2	—%
Apps Inc and Market Share Inc.	(#,^)	80 Main St., Old Saybrook, CT 06475	Telecommunications	Term Loan	Prime plus 2.75%	10/5/2028	74.0	74.0	66.9	0.02%
Moore Care LLC	(#,^)	8550 United Plaza Blvd., Baton Rouge, LA 79809	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/4/2028	43.0	43.0	38.9	0.01%
JAM Media Solutions LLC	(#,^)	11 Netherwood Terrace, East Orange, NJ 07017	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2028	768.2	768.2	762.0	0.21%
SwabCo Inc.	(#,^)	2341 East Ellis St., Leveland, TX 79336	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/28/2043	908.2	908.2	1,033.5	0.28%
Throop Family Holdings, Inc	(#,^)	7130 Crater Lake, White City, OR 97603	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2043	618.9	618.9	700.9	0.19%
Burd Brothers Inc.	(#,^)	4005 Borman Dr, Batavia, OH 45103	Truck Transportation	Term Loan	Prime plus 2.75%	9/28/2028	434.8	434.8	444.3	0.12%
A-1 Van Sevices, Inc.	(#,^)	154 Sandy Creek Rd, Verona, PA 15147	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/28/2028	88.3	88.3	91.0	0.02%
Rami Technology USA, LLC	(#,^)	10400 NW 33rd St., Miami, FL 33172	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	147.7	147.7	145.1	0.04%
La Venezia Corporation dba La Venezia Ballroom & Robertos Lounge	(#,^)	4646 SE 11th Place, Cape Coral, FL 33904	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2043	318.5	318.5	364.9	0.10%
Blackwater Diving, LLC	(#,^)	112 Forrest Rd, Morgan City, LA 70380	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2028	655.0	655.0	647.9	0.18%
Blue Seven, LLC	(#,^)	11111 San Jose Blvd, Ste 70, Jacksonville, FL 32223	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/27/2029	49.7	49.7	49.7	0.01%
Quality Electric & Data	(#,^)	85 Franklin Rd Unit 9B, Dover, NJ 07801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2028	81.6	81.6	83.4	0.02%
LG Law Center, Inc	(#,^)	15452 Amar Rd, La Puente, CA 91744	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2028	12.3	12.3	12.2	—%
Quality Electric & Data Inc.	(#,^)	85 Franklin RD Unit 9B, Dover, NJ 07801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2043	124.9	124.9	140.5	0.04%
Action Barricade Company, LLC and Barricade Holding LLC	(#,^)	1802 N 27th Ave, Phoenix, AZ 85009	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/27/2028	252.8	252.8	258.6	0.07%
Catherine Brandon, PSY.D., Inc dba Kenneth A Deluca, PH.D., & Associat	(#,^)	35888 Center Ridge Rd, Ste 5 & 6, North Ridgeville, OH 44039	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2028	97.0	97.0	94.9	0.03%
TFR Transit Inc, The Free Ride Inc, South Florida Free Ride Inc.,Tag-A	(#,^)	777 South Flagler Dr Ste 800W, West Palm Beach, FL 33401	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	102.4	102.4	103.5	0.03%
Dentistry By Design, P.C	(#,^)	315 Walt Whitman Rd Ste 204-205, South Huntington, NY 11746	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2028	12.3	12.3	12.1	—%
US Shipping Trans Inc, Esteem Trucking Inc	(#,^)	16102 Sweetwater Court, Lathrop, CA 95330	Truck Transportation	Term Loan	Prime plus 2.75%	9/26/2028	698.8	698.8	721.2	0.20%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Ace Auto Recovery, Inc.	(#,^)	1209 North Lane Ave, Jacksonville, FL 32254	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2043	153.8	153.8	176.1	0.05%
LTS School, Inc.	(#,^)	3731 NW 9th Ave, Deerfield Beach, FL 33064	Educational Services	Term Loan	Prime plus 2.75%	9/26/2043	97.3	97.3	113.3	0.03%
Above and Beyond Preschool LLC	(#,^)	672-678 Camellia Dr, Royal Palm Beach, FL 33411	Social Assistance	Term Loan	Prime plus 2.75%	9/26/2043	531.5	531.5	610.9	0.17%
Newsome Mobile Notary LLC	(#,^)	8153 12th Ave SW, Seattle, WA 98106	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2028	4.3	4.3	4.2	—%
Bhatti LLC, Bhatti 3 LLC, dba Auntie Annes	(#,^)	7219 Silver Mist Ave, North Chesterfield, VA 23237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/25/2028	102.3	102.3	101.6	0.03%
Phillip Ramos Upholstery Inc.	(#,^)	3835 Elm St., Denver, CO 80207	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2028	12.7	12.7	12.3	—%
D & D Optics Inc dba Sterling Optical	(#,^)	1487 East LaSalle Dr, Bismark, ND 58503	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	44.3	44.3	43.7	0.01%
DC Lofty, LLC,	(#,^)	301 I St. NW, Washington, DC 20001	Accommodation	Term Loan	Prime plus 2.75%	9/21/2028	18.4	18.4	18.1	—%
Southern Services and Equipment, Inc.	(#,^)	321 Bayou Rd, Saint Bernard, LA 70085	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2043	201.4	201.4	225.7	0.06%
MillClem Corporation & Monticello Corporation	(#,^)	16660 Oak St., Dillwyn, VA 22936	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/21/2043	318.2	318.2	369.9	0.10%
Southern Services and Equipment, Inc	(#,^)	321 Bayou Rd, Saint Bernard, LA 70085	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2028	347.0	347.0	353.3	0.10%
The Garden Club, LLC	(#,^)	125 South DuBuque St., Iowa City, IA 52240	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/21/2028	5.6	5.6	5.4	—%
Watearth Inc	(#,^)	445 South Figuerora Ste 3128, Los Angeles, CA 90071	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/19/2028	18.4	18.4	18.0	—%
Super Station Inc	(#,^)	8855 N Country Rd 25A, Pique, OH 45356	Gasoline Stations	Term Loan	Prime plus 2.75%	9/19/2043	201.0	201.0	233.7	0.06%
Dash Point Distributing LLC, Dash Point Logistics LLC and Sara Consal	(#,^)	35000 Pacific Hwy, Federal Way, WA 98003	Truck Transportation	Term Loan	Prime plus 2.75%	9/19/2028	406.5	406.5	396.4	0.11%
Lewis River Golf Course, Inc.	(#,^)	3209 Lewis River Rd, Woodland, WA 98674	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/19/2043	480.7	480.7	558.8	0.15%
C3 Capital, Inc	(#,^)	10010 N. Hampton Cove Lane, Indianapolis, IN 46236	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/19/2028	522.0	522.0	536.5	0.15%
M&P RV LLC dba M&P RV	(#,^)	10 Century Lane, Dillsburg, PA 17019	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/19/2043	104.4	104.4	121.4	0.03%
DB Talak LLC	(#,^)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/18/2043	147.2	147.2	167.2	0.05%
E & G Enterprises LLC dba Comfort Keepers	(#,^)	220 Middle St., Franklin, VA 23851	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/18/2028	4.9	4.9	4.8	—%
Pastel de Feira LLC dba Original Pastel De Feira	(#,^)	4244 Pine Ridge CT, Weston, FL 33331	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2028	5.0	5.0	5.0	—%
Glendale Grill Inc, Roddy Cameron, Jr & John K Symasko	(#,^)	65 Glendale St., Easthampton, MA 01027	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2043	168.2	168.2	191.7	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Culmination Motorsports, Inc.	(#,^)	160 W 91st Ave, Unit B, Anchorage, AK 99515	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2043	537.9	537.9	624.3	0.17%
Rihahn Inc. dba RDBL, Inc	(#,^)	1397 McGuire Rd, Lamar, AR 72846	Forestry and Logging	Term Loan	Prime plus 2.75%	9/14/2028	115.0	115.0	115.9	0.03%
QBS, LLC dba Sterling Optical Exton	(#,^)	211 W Lincoln Hwy, Exton, PA 19341	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/14/2028	66.5	66.5	65.2	0.02%
L&M Equipment, Inc	(#,^)	Mile 2.5 Alaska Peninsula Hwy, Naknek, AK 99633	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/14/2043	1,201.7	1,201.7	1,374.6	0.37%
Baby's on Broadway LLC	(#,^)	47 East BRdway, Little Falls, MN 56345	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/14/2028	40.9	40.9	41.4	0.01%
J & C Garcia LLC	(#,^)	26 BRd St., Alexander City, AL 35010	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/14/2028	60.6	60.6	59.8	0.02%
Innovim LLC	(#,^)	6401 Golden Triangle Dr Ste 200, Greenbelt, MD 20770	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/14/2028	91.2	91.2	89.0	0.02%
Innovative Network Solutions Inc	(#,^)	31567 West 10 Mile Rd, Farmington Hills, MI 48336	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/13/2028	102.5	102.5	101.5	0.03%
Underground Productions LLC dba 31 Escape	(#,^)	1731 Decatur Hwy, Fultandale, AL 35068	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2043	94.9	94.9	110.3	0.03%
Rancho Paving, Inc	(#,^)	339 Cypress Lane, El Cajon, CA 92020	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/10/2028	153.5	153.5	159.2	0.04%
Pool Guard of LA	(#,^)	10866 Washington Blvd, Apartment #24, Culver City, CA 90232	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/7/2028	18.4	18.4	18.0	—%
MurlinComputerCompany LLC dba Murlin Computer,	(#,^)	1014 Thompson Blvd Ste 38B, Sedalia, MO 65301	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/7/2028	12.8	12.8	12.6	—%
Pelican Executives Suites, LLC	(#,^)	2200 Colorado Ave Sutie 131, Santa Monica, CA 90404	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/7/2028	266.7	266.7	260.0	0.07%
Dr. G's Urgent Care LLC	(#,^)	1425 S Congress Ave, Delray Beach, FL 33445	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2028	18.4	18.4	18.0	—%
Asheville Spine and Nerve Institute PC	(#,^)	190 BRdway St Ste 205, Asheville, NC 28801	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2043	86.8	86.8	100.7	0.03%
Trolley Express Philly, Inc dba Shuttlebee &Honeybee Transportation LL	(#,^)	3401 Market St. Ste 200, Philadelphia, PA 19104	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/6/2028	7.3	7.3	7.4	—%
Living Centers Inc. dba Veranda House Senior Living	(#,^)	5129 E 5th St, Katy, TX 77493	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	8/31/2043	404.9	404.9	470.6	0.13%
XL Soccer World Orlando. LLC, XL Soccer World Saco LLC, XL Sports Worl	(#,^)	825 Courtland St., Orlando, FL 32804	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/30/2043	431.9	431.9	502.1	0.14%
Stat Constructor L.P	(#,^)	9573 US Hwy 220, Stoneville, NC 27048	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/30/2028	88.1	88.1	92.7	0.03%
ARVAmethod LLC	(#,^)	516 N Ogden Ave # 150, Chicago, IL 60642	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2028	1.9	1.9	1.9	—%
Greenfield Hill Wines & Spirits, LLC	(#,^)	65 Hillside Rd, Fairfield, CT 06824	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2028	74.7	74.7	73.2	0.02%
Extreme Engineering, Inc.	(#,^)	598 Oliver Dr, Troy, MI 48084	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/29/2028	101.5	101.5	99.4	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Kotyark LLC dba Gibsonton Motel	(#,^)	11545 US Hwy 41S, Gibsonton, FL 33534	Accommodation	Term Loan	Prime plus 2.75%	8/29/2043	79.2	79.2	92.1	0.03%
Graphish Studio, Inc.	(#,^)	231 Main St., Stamford, CT 06901	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2028	6.1	6.1	5.9	—%
JFK Transportation Inc	(#,^)	4 Mechanic St, Natick, MA 01760	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/28/2028	126.4	126.4	124.5	0.03%
Atlas Geo-Constructors LLC	(#,^)	3466 Thomasville Rd Winston, Winston-Salem, NC 27107	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/24/2028	62.9	62.9	65.4	0.02%
Montana Life Group, LLC	(#,^)	8 N 9th Ave, Bozeman, MT 59715	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/24/2028	6.1	6.1	5.9	—%
Finn & Emma LLC	(#,^)	1275 Bloomfield Ave Building 5 Unit 28B, Fairfield, NJ 07004	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/24/2028	101.3	101.3	98.8	0.03%
Wearware Inc dba FlyWire Cameras	(#,^)	2204 Blackmoor Park Lane, Lexington, KY 40509	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	18.3	18.3	18.0	—%
Zash LLC dba Papa Murphy's take 'N' Bake Pizza	(#,^)	2303 White Bear Ave, Maplewood, MN 55025	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2028	34.3	34.3	34.4	0.01%
Buffalo Biodiesel Inc.	(#,^)	225 Sawyer Ave, Tonawanda, NY 14150	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/21/2028	1,053.1	1,053.1	1,091.7	0.30%
Ginekis Enterprises, Inc dba Locanda Veneta	(#,^)	8638 W Third St., Los Angeles, CA 90048	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/20/2028	72.0	72.0	70.4	0.02%
GeoTek Alaska, Inc	(#,^)	2756 Commercial Dr, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/17/2044	123.0	123.0	140.6	0.04%
ATI Jet, Inc.	(#,^)	7007 Boeing Dr, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	8/16/2028	165.4	165.4	169.2	0.05%
Lewins Law, P.C.	(#,^)	7920 Belt Line Rd Ste 650, Dallas, TX 75254	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/16/2028	14.6	14.6	14.2	—%
GS Bath Inc	(#,^)	5335 E Kaviland Ave, Fresno, CA 93725	Truck Transportation	Term Loan	Prime plus 2.75%	8/15/2028	456.2	456.2	474.6	0.13%
Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 78257	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/14/2028	35.8	35.8	35.8	0.01%
L.A. Insurance Agency GA 10 LLC	(#,^)	6655 Tara Blvd. Ste 401, Jonesboro, GA 30236	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/10/2028	9.1	9.1	8.9	—%
Crystal Shores Inc. dba Shorewood Laundromat	(#,^)	700 West Jefferson St., Shorewood, IL 60404	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/9/2028	18.1	18.1	18.1	—%
Palanuk & Associates, Inc.dba Wolfpk	(#,^)	28110 SE Fern Dr, Boring, OR 97009	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/8/2028	83.2	83.2	81.4	0.02%
Mercedes Cab Company, Inc	(#,^)	35 Alden St., Province Town, MA 02657	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/7/2028	105.6	105.6	104.7	0.03%
CJNR, LLC	(#,^)	208 East Main St., Elma, WA 98541	Accommodation	Term Loan	Prime plus 2.75%	8/7/2043	116.9	116.9	135.9	0.04%
Ron's Pool and Spa Services LLC	(#,^)	1419 NE 30th St., Pompano, FL 33064	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/3/2028	3.0	3.0	3.0	—%
20th Century Lanes, Inc dba West Seattle Bowl	(#,^)	4505 39 Ave SW, Seattle, WA 98116	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/3/2028	95.1	95.1	98.0	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Alma Jacobsen,ODD Family Eye Care & Contact Lens LLC	(#,^)	1700 Nottingham Way Ste 12A, Hamilton, NJ 08619	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	8/3/2028	48.9	48.9	48.0	0.01%
Millwork Unlimited, Incorporated	(#,^)	8264 Pine Cay Rd, Wellington, FL 33414	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	8/2/2028	6.1	6.1	5.9	—%
Accel Compression Inc., Accel Workover Services, Inc	(#,^)	4500 S Country Rd, Odessa, TX 79765	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2043	289.6	289.6	327.3	0.09%
Accel Compression Inc., Accel Workover Services Inc. dba Mica Tool & T	(#,^)	4500 S. Country Rd 1310, Odessa, TX 79765	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2028	388.8	388.8	398.8	0.11%
Samy Optical LLC dba Site for Sore Eyes	(#,^)	1350 Travis Blvd Ste 1507A, Fairfield, CA 94533	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/1/2028	85.7	85.7	83.6	0.02%
CSL Services Inc	(#,^)	7905 Browning Rd, Ste.312,314,316, Pennsauken, NJ 08109	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/27/2028	440.9	440.9	443.5	0.12%
Nunez Enterprises Corporation dba La Casa	(#,^)	3330 Piedmont RD NE, Atlanta, GA 30305	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/26/2028	6.1	6.1	6.0	—%
Relevant Elephant ,LLC	(#,^)	ON320 Woodvale St, Winfield, IL 60190	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2028	4.7	4.7	4.6	—%
TR Nails, LLC dba Simple Nails	(#,^)	158 Great Rd, Bedford, MA 01730	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/20/2028	50.3	50.3	49.0	0.01%
ZA Trucking LLC	(#,^)	5945 York Way, East Lansing, MI 48823	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2028	8.3	8.3	8.4	—%
674 Club LLC	(#,^)	674 N Orleans, Chicago, IL 60654	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2043	253.2	253.2	294.4	0.08%
HQTRONICS LLC	(#,^)	10135 South Roberts Rd Ste 209, Palos Hills, IL 60465	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/13/2028	50.3	50.3	49.1	0.01%
Mother's Cantina LLC dba Mother's Cantina	(#,^)	2810 Philadephia Ave Unit #10, Ocean City, MD 21842	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/13/2028	55.4	55.4	54.5	0.01%
Smart-tel Communications LLC	(#,^)	9720 W. Colfax Ave Ste 100, Lakewood, CO 80215	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2028	17.0	17.0	17.9	—%
Smoove Move Productions, LLC dba Smoove Move Productions	(#,^)	3932 North 16th St., Omaha, NE 68110	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	7/12/2028	8.7	8.7	9.1	—%
Talent Logistix, LLC, Pinpoint Staffing LLC & ITC 2.0 LLC	(#,^)	6350 Shadeland Ave, Indianpolis, IN 46220	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/3/2028	50.3	50.3	50.0	0.01%
Vital Inspection Professionals, Inc. dba VIP	(#,^)	180 Airpark Industrial Rd, Alabaster, AL 35007	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/3/2028	250.6	250.6	256.8	0.07%
US Cargo Express, LLC	(#,^)	4735 22 Mile Rd, Utica, MI 48317	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/2/2043	81.1	81.1	94.3	0.03%
Bio-Haz Solutions, Inc.	(#,^)	23 Tonoli Rd, Nesquehoning, PA 18240	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/29/2044	356.9	356.9	397.3	0.11%
M J Losito Electrical Contractor's, Inc	(#,^)	98 Wooster St., Bethel, CT 06801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2028	18.3	18.3	18.3	—%
Bio-Haz Solutions, Inc	(#,^)	23 Tonolli Rd, Nesquehoning, PA 18240	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/29/2029	212.6	212.6	221.2	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Corptek Solutions LLC	(#,^)	2363 N. Hwy # 287 Ste # 111, Mansfield, TX 76063	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2028	37.9	37.9	36.9	0.01%
Critter Cabana, LLC dba Critter Cabana	(#,^)	516 East Main St., Newberg, OR 97132	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/28/2028	55.1	55.1	53.6	0.01%
National Dredging Services of North Florida, Inc.	(#,^)	1537 Northwest Main Blvd., Lake City, FL 32055	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2043	27.5	27.5	32.0	0.01%
National Dredging Services of North Florida, Inc.	(#,^)	1537 Northwest Main Blvd., Lake City, FL 32055	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2028	42.4	42.4	44.5	0.01%
Julie Cooper-Bierman dba Forever Shopper	(#,^)	7435 Piute Creek Dr, Corona, CA 92881	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/27/2028	12.8	12.8	12.5	—%
Darnoc Enterprises Inc, Setira Paul Inc dba Conrad's Famous Bakery, In	(#,^)	299 Utica Ave, Brooklyn, NY 11203	Food Manufacturing	Term Loan	Prime plus 2.75%	6/27/2043	339.4	339.4	389.7	0.11%
InUSA Ventures, Inc	(#,^)	508 Hyacinthus Court, San Ramon, CA 94582	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/27/2028	39.9	39.9	38.8	0.01%
Nick's Country Kitchen, LLC	(#,^)	3 Flanders RD, Building #1, Bethlehem, CT 06751	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2028	18.0	18.0	17.6	—%
Bengals, Inc. dba Royal Liquor Mart	(#,^)	3714 E State St., Rockford, IL 61108	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/26/2043	101.7	101.7	115.4	0.03%
Peter Thomas Roth Labs LLC, & June Jacobs Labs, LLC,	(#,^)	460 Park Ave, Floor 16, New York, NY 10022	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/26/2028	738.6	738.6	730.4	0.20%
Sun Pools, Inc	(#,^)	130 Holiday LN, Albany, KY 42602	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2043	292.9	292.9	321.9	0.09%
Sun Pools, Inc dba Sun Fiberglass Pools	(#,^)	130 Holiday Lane, Albany, KY 42602	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2028	623.9	623.9	619.3	0.17%
DPF Filters Inc.	(#,^)	2832 Golden State Blvd., Madera, CA 93637	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/25/2028	54.8	54.8	54.1	0.01%
Martha Beauty Supply And Braiding, Inc.	(#,^)	538 E Boughton Rd, Bolingbrook, IL 60440	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/22/2043	133.4	133.4	154.9	0.04%
Sushi Prime, LLC and Vasilia Investments	(#,^)	32 SE 2nd Ave, Delray Beach, FL 33444	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2028	219.0	219.0	219.7	0.06%
Mr. Lube, Inc	(#,^)	721 E Westpoint Dr., Wasilla, AK 99654	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2043	654.6	654.6	733.8	0.20%
Mr. Lube, Inc.	(#,^)	721 E. West Point Dr, Wasilla, AK 99654	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2028	516.8	516.8	525.0	0.14%
The Desert House Assisted Living ,LLC dba The Desert House Assisted Li	(#,^)	11055 E Grove St, Mesa, AZ 85208	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/22/2043	75.3	75.3	86.4	0.02%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	300 Harold Dow Hwy, Eliot, ME 03903	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2028	113.8	113.8	117.0	0.03%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	300 Harold Dow Hwy, Elliot, ME 03903	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2043	233.1	233.1	263.4	0.07%
Independent Life LLC	(#,^)	4955 S Durango Dr, Ste124, Las Vegas, NV 89113	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/21/2028	97.8	97.8	95.1	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Mid America Motorworks, Inc and Yager Holdings L.P	(#,^)	2900 North 3rd St., Effingham, IL 62401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/19/2043	270.7	270.7	314.3	0.09%
Jones Roger Sherman Inn, Inc.	(#,^)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2028	369.0	369.0	387.7	0.11%
Colovic Hackettstown Dairy LLC	(#,^)	22 Route 57, Hackettstown, NJ 07840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2043	263.0	263.0	305.1	0.08%
Allen Theatre and Back Stage Cafe LLC	(#,^)	36 East. Main St., Annville, PA 17003	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/18/2043	120.6	120.6	138.9	0.04%
Schumacker Recreation, LLC	(#,^)	5325 S University Dr, Davie, FL 33328	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/18/2028	119.8	119.8	125.9	0.03%
Softrol Systems Inc dba Softrol Systems	(#,^)	1100 Northpoint Pkwy SE, Acworth, GA 30102	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/15/2028	704.0	704.0	690.4	0.19%
Oil Palace Inc.	(#,^)	10408 Hwy 64 East, Tyler, TX 75707	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/15/2043	139.0	139.0	161.6	0.04%
Northway Exit 29 Campground, Inc dba Adirondacks Jellystone Parks & Pa	(#,^)	4035 Blue Ridge Rd, North Hudson, NY 12855	Accommodation	Term Loan	Prime plus 2.75%	6/15/2043	207.0	207.0	240.3	0.07%
Venzix Ventures Inc. dba Venzix	(#,^)	750 Legend Oak Dr, Fountain, CO 80817	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/15/2028	10.5	10.5	10.8	—%
Dianne Williams and Louis Williams dba Sweetlips Store	(#,^)	3870 Sweet Lips Rd, Henderson, TN 38340	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/15/2043	44.3	44.3	50.6	0.01%

Tele Tax Express Inc	(#,^)	166 Getty Ave, Paterson, NJ 07503	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2028	18.0	18.0	18.6	0.01%
Team Sandy Blanton Realty, Inc	(#,^)	1225 West Gregory St, Pensacola, FL 32502	Real Estate	Term Loan	Prime plus 2.75%	6/14/2043	93.1	93.1	104.0	0.03%
E & J Sims Co. LLC	(#,^)	28 BRd St., Bloomfield, NJ 07003	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2028	39.9	39.9	39.6	0.01%
Mastiff Studios LLC	(#,^)	2919 West Colorado Ave, Colorado Springs, CO 80904	Educational Services	Term Loan	Prime plus 2.75%	6/13/2043	40.9	40.9	47.3	0.01%
Icebox Cafe, L.C. and Icebox Cafe at Doral,LLC	(#,^)	1855 Purdy Ave, Miami Beach, FL 33139	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2028	665.1	665.1	654.0	0.18%
Beyond Grooming LLC and Michelle McWatters	(#,^)	1200 Old Martindale Rd, San Marcos, TX 78666	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/8/2043	41.2	41.2	47.6	0.01%
Skyways LTD,Jet 60 LLC,Mendean Jonath, Inc,Jet AOG, Inc & Jonathan Men	(#,^)	426 15th St. NW, Huron, SD 57350	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/8/2043	365.3	365.3	410.7	0.11%
Camp K-9 Pet Resort & Spa, Inc.	(#,^)	18501 Le Claire Ave, Tinley Park, IL 60478	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/8/2028	6.6	6.6	6.5	—%
Applied Behavioral Consulting, Inc	(#,^)	422 Blooming Grove Tpke, New Windsor, NY 12553	Social Assistance	Term Loan	Prime plus 2.75%	6/7/2043	47.9	47.9	55.2	0.02%
H S Corporation dba Lake Anna Lodge	(#,^)	5152 Courthouse Rd, Spotsylvania, VA 22551	Accommodation	Term Loan	Prime plus 2.75%	6/7/2043	125.6	125.6	145.8	0.04%
Anurag, LLC dba Oakwood Package Store	(#,^)	191-195 Oakwood Ave, West Hartford, CT 06107	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/6/2043	132.7	132.7	149.2	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Hardway Inc and A F C Leasing, Inc	(#,^)	12533 S. 73rd East Place, Bixby, OK 74008	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/6/2028	246.8	246.8	240.2	0.07%
Sowells Consulting Engineers, LLC	(#,^)	13430 Northwest Freeway #260, Houston, TX 77040	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/6/2028	18.0	18.0	17.5	—%
Funtime ,LLC dba Indoor Playgrounds International	(#,^)	13200 West Foxfire Dr Ste 144, Surprise, AZ 85378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2028	211.2	211.2	205.6	0.06%
SSD Designs LLC	(#,^)	10840 Bay Hill Club Dr, Charlotte, NC 28277	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/5/2028	61.4	61.4	60.1	0.02%
Mastrocinque Restaurant Management Company LLC dba Santionii's Itali	(#,^)	3535 Hwy 17 Unit 14 &15, Fleming Island, FL 32003	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2028	50.0	50.0	52.1	0.01%
BTD Feed & Nutrition, LLC dba Thomaston Feed Cheshire	(#,^)	943 South Main St., Cheshire, CT 06410	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/1/2028	38.2	38.2	37.2	0.01%
Awan Business Management Group LLC, Awan Sign Company lLLC &Awan Promo	(#,^)	14429 South Wallin Dr, Plainfield, IL 60544	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2043	263.8	263.8	301.7	0.08%
Seraj Wireless, LLC	(#,^)	132 Madison Ave, Albany, NY 12202	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	5/31/2028	98.9	98.9	104.0	0.03%
Eagle Aggregate Transportation, LLC	(#,^)	4401 N I-35 Ste #113, Denton, TX 76207	Truck Transportation	Term Loan	Prime plus 2.75%	5/30/2028	72.9	72.9	72.8	0.02%
Crowley Ventures, LLC	(#,^)	665 Worthington Rd, Westerville, OH 43082	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2028	59.1	59.1	58.0	0.02%
Broadalbin Properties LLC dba Broadalbin Hotel & 1854 Pub & Eatery	(#,^)	59 West Main St, Broadalbin, NY 12025	Accommodation	Term Loan	Prime plus 2.75%	10/25/2043	194.8	194.8	226.8	0.06%
Dream Spa LLC and Dream Spa Greenwich LLC	(#,^)	1220 Post Rd East, Westport, CT 06880	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	83.5	83.5	81.7	0.02%
Starship, LLC dba Tint World Smyrna	(#,^)	2274 S Atlanta Rd SE, Smyrna, GA 30080	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/25/2043	94.2	94.2	108.5	0.03%
Adow Pools LLC	(#,^)	393 Glenbrook Rd, Stamford, CT 06906	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	138.0	138.0	136.1	0.04%
Ocean Breeze Holdings, LLC, Ocean Beach Resort LLC & Ocean Breeze LanC	(#,^)	3 Williams Ave, Mystic, CT 06355	Accommodation	Term Loan	Prime plus 2.75%	5/25/2043	1,245.1	1,245.1	1,445.4	0.39%
Iloka, Inc dba New Cloud Networks	(#,^)	160 Inverness Dr. W Ste 150, Englewood, CO 80112	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2028	197.9	197.9	199.0	0.05%
DMA Equipment LLC	(#,^)	700 Lee St., Elk Grove Village, IL 60007	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/24/2043	251.5	251.5	283.8	0.08%
Chem-Flotronics, Inc.	(#,^)	195 Paterson Ave, Little Falls, NJ 07424	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/22/2028	79.2	79.2	78.0	0.02%
Yakov Levy M.D., P.C.	(#,^)	70-31 108th St., Forest Hills, NY 11375	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	26.7	26.7	26.2	0.01%
Mark A Espinoza, DDS PLLC dba Central Dental Care	(#,^)	9315 N Central Ave, Phoenix, AZ 85020	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	49.8	49.8	48.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

On Stage Enterprises LLC, On Stage Theaters Branson, LLC, On Stage Th	(#,^)	4570 W Post Rd Ste #100, Las Vegas, NV 89118	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/17/2028	205.2	205.2	199.6	0.05%
Joshua One Limited Liability Company dba Genesis Personal Fitness	(#,^)	28 North State St. Unit 100, Newtown, PA 18940	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/16/2043	306.7	306.7	344.8	0.09%
Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 78550	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/16/2028	118.4	118.4	118.7	0.03%
Fireplace Outlet Inc	(#,^)	8216 Main St., Williamsville, NY 14221	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/15/2028	14.4	14.4	15.1	—%
James T. Hendel dba Autotexx Mobile Auto Repair	(#,^)	5857 Hwy101 North, Rockmart, GA 30153	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2028	5.9	5.9	6.2	—%
Galore Salon & Extension Lounge Inc dba Pretty Chic Hair & Lashes	(#,^)	5714 Edmondson Pike Ste 24, Nashville, TN 37211	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/14/2028	3.6	3.6	3.5	—%
Circle and Square, Inc dba Stamford Kumon	(#,^)	50 Forest St. Ste 902, Stamford, CT 06901	Educational Services	Term Loan	Prime plus 2.75%	5/11/2028	35.4	35.4	34.5	0.01%
Bote Virginia Beach, Inc. dba Bote Virginia Beach	(#,^)	1080 Nimmo Pkwy, Ste 104, Virginia Beach, VA 23454	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/11/2028	8.9	8.9	8.7	—%
Adhara, LLC	(#,^)	18123 E Appleway Ave, Spokane Valley, WA 99016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/11/2043	41.8	41.8	47.6	0.01%
Daniel Woodward, DC PLLC dba Doc's Body Shop	(#,^)	3084 N Goliad St., Ste 114, Rockwall, TX 75087	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/11/2028	27.4	27.4	26.7	0.01%
Baby Gentry's Childcare & Learning Academy	(#,^)	4203 Shenandoah Dr, Dayton, OH 45417	Social Assistance	Term Loan	Prime plus 2.75%	5/10/2028	8.9	8.9	8.7	—%
Buy Gitomer Inc., Gitgo LLC.,GitGo Archives, LLC, and Jeffrey Gitomer	(#,^)	310 Arlington Ave Unit 329, Charlotte, NC 28203	Educational Services	Term Loan	Prime plus 2.75%	5/9/2043	692.9	692.9	804.4	0.22%
Schmaltz Operations LLC dba Companion Camp	(#,^)	3408 Castle Rock Farm Rd, Pittsboro, NC 27312	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/7/2028	47.5	47.5	48.5	0.01%
Container Shipping, LLC	(#,^)	533 Nova Rd Ste 213B, Ormond Beach, FL 32174	Support Activities for Transportation	Term Loan	Prime plus 2.75%	5/4/2028	39.6	39.6	38.5	0.01%
Wilbur Standford Jr Trucking and Excavating, LLC	(#,^)	7505 North Chases Lake Rd, Watson, NY 13343	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/3/2028	190.0	190.0	196.1	0.05%
Olmsted LLC and 626 Van LLC dba Maison Yaki	(#,^)	659 Vanderbilt Ave, Brooklyn, NY 11238	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/1/2029	197.4	197.4	195.9	0.05%
Metropolitan Solutions Inc.	(#,^)	1420 Chestnut St., Portsmouth, VA 23704	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2043	169.2	169.2	183.8	0.05%
Brenden Kehren Development LLC	(#,^)	14689 Gemara Rd, Sparta, WI 54656	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	2.4	2.4	2.3	—%
Saltamontes Tire Company, LLC	(#,^)	1955 Boston Ave, Brodgeport, CT 06604	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2043	97.8	97.8	111.7	0.03%
Corona Dance, LLC dba Huracan Dance Studio	(#,^)	480 West Main St., Stamford, CT 06902	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/30/2028	9.4	9.4	9.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sunlinc Inc	(#,^)	170 Canterbury Court, East Windsor, NJ 08520	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	7.6	7.6	7.4	—%
Kastoria Inc. dba Bantam Pizza	(#,^)	768 Bantam Rd, Bantam, CT 06750	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2028	11.8	11.8	11.5	—%
Rory James Contracting LLC	(#,^)	33 Bennett Place, Amityville, NY 11701	Construction of Buildings	Term Loan	Prime plus 2.75%	4/27/2028	12.6	12.6	12.3	—%
Suraj Enterprises, Inc.	(#,^)	11720 W. Airport Rd, Meadows Place, TX 77477	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/27/2028	244.8	244.8	248.4	0.07%
Little Angels Daycare and Learning Center LLC	(#,^)	4551 Summit Blvd, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2043	153.4	153.4	178.0	0.05%
LMH Optics LLC dba Sterling Optical	(#,^)	1272 Smallwood Dr West, Waldorf, MD 20603	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2028	39.2	39.2	38.2	0.01%
RWT Corporation dba Welding Works	(#,^)	32 New Rd, Madison, CT 06443	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	334.7	334.7	335.6	0.09%
Pledge 4 Hope LLC	(#,^)	53 Bayberry Loop South, Purvis, MS 39475	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/26/2028	11.1	11.1	10.8	—%
Matrix Z, LLC	(#,^)	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	65.3	65.3	67.6	0.02%
K&S Hardware LLC	(#,^)	1865 W Wayzata Blvd, Long Lake, MN 55356	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/26/2028	17.7	17.7	17.2	—%
RWT Corporation dba Welding Works	(#,^)	32 New Rd, Madison, CT 06443	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2043	202.9	202.9	223.7	0.06%
Joe & Sons Service, Inc	(#,^)	855 Atwood Ave, Cranston, RI 02920	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/24/2028	81.9	81.9	86.0	0.02%
Just for Boats LLC	(#,^)	459 Dupre Rd, McClellanville, SC 29458	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	16.7	16.7	19.4	0.01%
Spitnale's Garage LLC	(#,^)	3761 Mahoning Ave, Youngstown, OH 44515	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	57.5	57.5	65.3	0.02%
Rosemarie Products Company LLC	(#,^)	5400 Crooked Tree Dr, Mason, OH 45040	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	4/18/2028	11.8	11.8	11.5	—%
A New Dawn Psychotherapy Associates, LLC	(#,^)	308 E BRd St, Bethlehem, PA 18018	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2043	83.5	83.5	93.7	0.03%
Means Enterprises LLC	(#,^)	4150 Legacy Dr N Ste # 412, Frisco, TX 75034	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/18/2028	5.5	5.5	5.4	—%
James L Shoemaker APCC	(#,^)	221 W Judge Perez Dr, Chalmette, LA 70043	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2028	12.6	12.6	12.2	—%
Veterinary Preventive Care, LLC	(#,^)	945 Riverview Ct, Xenia, OH 45385	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/18/2028	36.7	36.7	36.4	0.01%
Southern Oaks Athletic Club, LLC	(#,^)	15253 Shenandoah Ave, BATON ROUGE, LA 70817	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/17/2043	350.0	350.0	403.4	0.11%
Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AZ 71701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2043	21.5	21.5	24.0	0.01%
Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AR 71701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2028	31.0	31.0	31.5	0.01%
Patricia A. Freeman & Samuel C. Freeman dba Teenas Pizza	(#,^)	35 E Main St., Pekin, IN 47165	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2043	40.0	40.0	45.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Precision Components Group Inc	(#,^)	190 Doty Circle, West Springfield, MA 01089	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/11/2028	17.6	17.6	18.0	—%
Sexy Nails Center LLC	(#,^)	57 Passaic St., Garfield, NJ 07026	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/10/2043	193.2	193.2	223.1	0.06%
Mark Baker	(#,^)	1653 Evalie Dr, Fairfield, OH 45014	Truck Transportation	Term Loan	Prime plus 2.75%	4/9/2028	7.7	7.7	7.6	—%
Innovation Transport LLC	(#,^)	1 International Blvd, Ste 400, Mahwah, NJ 07495	Truck Transportation	Term Loan	Prime plus 2.75%	4/6/2028	40.2	40.2	41.1	0.01%
Newsome Mobile Notary LLC	(#,^)	8153 12th Ave SW, Seattle, WA 98106	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/5/2028	4.1	4.1	4.0	—%
Shree Lakshminarayyn Grocery Stores LLC	(#,^)	3307 Charles St., Rockford, IL 61108	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2043	114.5	114.5	130.9	0.04%
Bean City Bar and Grill LLC	(#,^)	N 2505 Bean City Rd, New London, WI 54961	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/4/2043	63.0	63.0	73.1	0.02%
Master Roofing and Siding Inc.	(#,^)	25 Robert Pitt Dr Ste 213, Monsey, NY 10952	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2028	206.1	206.1	200.5	0.05%
Romancing the Stone	(#,^)	140 Centre of New England Blvd, Coventry, RI 02816	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2043	332.2	332.2	376.5	0.10%
GQ Investments,LLC	(#,^)	5772 Miami Lakes Dr East, Miami, FL 33014	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	163.7	163.7	161.3	0.04%
Alaska Industrial Paint LLC	(#,^)	229 Whitney Rd Unit B, Anchorage, AK 99501	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2043	212.5	212.5	242.5	0.07%
Alaska Industrial Paint LLC	(#,^)	229 Whitney Rd, Unit B, Anchorage, AK 99501	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2028	97.0	97.0	101.4	0.03%
B&C Texas Leasing Inc and M&W Hot Oil, Inc.	(#,^)	8124 Sprague Rd, Odessa, TX 73764	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2028	769.9	769.9	786.2	0.21%
Technical Ordnance Solutions,LLC	(#,^)	9950 Business Circle, Ste 13, Naples, FL 34112	Fabricated Metal Product Manufacturing	Term Loan	7.75%	3/30/2028	1,052.5	1,052.5	940.0	0.26%
Michael S Brown Physical Therapy, P.C	(#,^)	300 Hempstead Tpke Ste. 3 & 4, Hempstead, NY 11552	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2028	75.8	75.8	73.8	0.02%
Fifth Wheel Truck Stop 001	(#,^)	3767 S Golden State Blvd, Fresno, CA 93725	Gasoline Stations	Term Loan	Prime plus 2.75%	3/30/2043	1,092.2	1,092.2	1,217.7	0.33%
B&C Texas Leasing Inc.,M & W Hot Oill, Inc	(#,^)	8124 Sprague Rd, Odessa, TX 79764	Truck Transportation	Term Loan	Prime plus 2.75%	3/30/2043	256.9	256.9	288.3	0.08%
America's Little Leaders Academy, Inc	(#,^)	2570 NW 152nd Terrace, Opa-Locka, FL 33054	Social Assistance	Term Loan	Prime plus 2.75%	3/30/2043	21.4	21.4	24.6	0.01%
Payne's Environmental Services LLC	(#,^)	5617 Causeway Blvd, Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2028	176.3	176.3	179.3	0.05%
Kaz Wellness, LLC dba Grounded Wellness Center	(#,^)	104 Clover Court, Bartlett, IL 60103	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2028	12.4	12.4	12.3	—%
Lou & Choo Enterprises Inc.	(#,^)	2101 West Hunting Park Ave, Philadelphia, PA 19140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2044	103.5	103.5	116.5	0.03%
Cartwright Termite & Pest Control Inc. and Cartwright Termite &Pest Co	(#,^)	1376 BRdway, El Cajon, CA 92021	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2028	173.6	173.6	175.9	0.05%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	1145 13th Ave East, Palmetto, FL 34221	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2028	121.7	121.7	123.5	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Corning Lumber Company Inc & Frank R Close & Son Inc	(#,^)	111 E. Laurel St., Willows, CA 95988	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/28/2028	68.0	68.0	71.4	0.02%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	1145 13th Ave East, Palmetto, FL 34221	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2043	205.2	205.2	229.8	0.06%
Montage Mountain Resorts, LP	(#,^)	1000 Montage Mountain Rd, Scranton, PA 18505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/28/2043	1,191.0	1,191.0	1,382.6	0.38%
K.C. Communications, Inc.	(#,^)	2715 Saturn St., Brea, CA 92821	Telecommunications	Term Loan	Prime plus 2.75%	3/27/2028	48.6	48.6	51.0	0.01%
Towing Professionals of Arizona Inc dba Shamrock Towing & All Valley I	(#,^)	2801 W Osborn Rd, Phoenix, AZ 85017	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2043	513.3	513.3	565.0	0.15%
Denton BioFuels LLC and Amercian BioSource, LLC	(#,^)	624 W. University Dr.#359, Denton, TX 76201	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	72.5	72.5	72.9	0.02%
All Regional Recyclers of Wood LLC dba ARROW	(#,^)	104 Wooster St., Bethal, CT 06801	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	102.1	102.1	103.9	0.03%
Sunshine Tents and Event Rentals LLC	(#,^)	2322 SW 58th Terrace, West Park, FL 33023	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/23/2028	48.2	48.2	50.6	0.01%
Shweiki Media Inc dba Study Breaks Magazine	(#,^)	4954 Space Center Dr, San Antonio, TX 78218	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/23/2028	58.3	58.3	61.2	0.02%
Cable Management, LLC	(#,^)	200 Pratt St., Meriden, CT 06450	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	62.5	62.5	64.4	0.02%
Aque Investment Group LLC	(#,^)	3838 N. Sam Houston Parkway E, Houston, TX 77032	Real Estate	Term Loan	Prime plus 2.75%	3/23/2028	206.5	206.5	216.5	0.06%
Kajun Martial Arts LLC	(#,^)	36546 Mission St., Prairieville, LA 70769	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2028	17.5	17.5	17.2	—%
Sofasco, Inc	(#,^)	182 Garber Lane, Winchester, VA 22602	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/23/2043	95.3	95.3	106.2	0.03%
New York Label & Box Corp	(#,^)	50 Oval Dr, Islandia, NY 11749	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2043	1,197.8	1,197.8	1,360.1	0.37%
GeoTek Alaska, Inc	(#,^)	2756 Commercial Dr, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2043	809.9	809.9	921.1	0.25%
Rexco Foods LLC dba Papa John's	(#,^)	18640 Fm 1488 Ste C, Magnolia, TX 77354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2028	33.0	33.0	32.1	0.01%
RTSP Union LLC	(#,^)	2438 Route 22 East, Union, NJ 07083	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/20/2028	985.3	985.3	994.0	0.27%
Cest Chic Concepts, LLC dba Salon Cest Chic	(#,^)	15231 Hall Station Rd Unit 104, Bowie, MD 20721	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/19/2028	8.7	8.7	8.6	—%
Petroleum Equipment & Services, Inc	(#,^)	5631 Silverado Way Unit G, Anchorage, AK 99518	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/16/2028	194.4	194.4	203.9	0.06%
Camerabots Media, LLC	(#,^)	4501 Ford Ave Ste 207, Alexandria, VA 22302	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/16/2028	11.6	11.6	11.5	—%
CTD Operations Inc	(#,^)	219 Saint Nazaire Rd STE G, Broussard, LA 70518	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2028	52.1	52.1	51.2	0.01%
Rojenco, Inc. dba Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Rd, Williamsburg, VA 23188	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	494.5	494.5	565.6	0.15%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Bear Bones, Inc.	(#,^)	43 Libson St., Lewiston, ME 04240	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2043	21.4	21.4	24.7	0.01%
Rojenco, Inc. dba The Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Rd, Williamsburg, VA 23188	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	73.5	73.5	84.3	0.02%
Rojenco II, Inc.	(#,^)	4357 Shore Dr, Virginia Beach, VA 23455	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	383.4	383.4	438.6	0.12%
Rojenco II,Inc.	(#,^)	4357 Shore Dr, Virginia Beach, VA 23455	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	73.5	73.5	84.3	0.02%
Summit Insights Group LLC	(#,^)	19 Briant Parkway, Summit, NJ 07901	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/14/2028	16.5	16.5	16.0	—%
Dante Ultimate Cleaning Service LLC	(#,^)	16969 River Park Dr, Covington, LA 70345	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/9/2028	7.9	7.9	8.0	—%
2b Mom Inc dba Mom's the Word Maternity	(#,^)	3150 18th St., Ste 435, San Francisco, CA 94110	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/9/2028	25.8	25.8	25.1	0.01%
SRG Waterfront LLC	(#,^)	88 District Square SW, Washington, DC 20005	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2028	226.0	226.0	221.4	0.06%
Treft Systems Inc	(#,^)	1050 Kings Hwy North Ste #107, Cherry HIll, NJ 08034	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2028	11.7	11.7	11.4	—%
Unpainted Arizona, LLC dba Westside Bowl	(#,^)	2617 Mahoning Ave, Youngstown, OH 44509	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/7/2043	99.9	99.9	113.3	0.03%
BC Bishop Enterprises LLC dba 9Round Pooler	(#,^)	105-107 Grand Central Blvd, Pooler, GA 31322	Educational Services	Term Loan	Prime plus 2.75%	3/2/2028	6.5	6.5	6.4	—%
Stepping Stones Childrens Academy	(#,^)	720 Rancho Del Norte Dr, Las Vegas, NV 89031	Social Assistance	Term Loan	Prime plus 2.75%	3/2/2043	242.5	242.5	278.5	0.08%
The Law Offices of Samuel R Miller LLC	(#,^)	7405 Lake Worth Rd, Lake Worth, FL 33467	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2043	113.2	113.2	131.2	0.04%
Connie Engelbrecht	(#,^)	20640 Raven Dr, Eagle River, AK 99577	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2028	2.3	2.3	2.3	—%
Merciful Heavenly Homes, LLC	(#,^)	401 Dillar's Mill Rd, Tyner, NC 27980	Nursing and Residential Care Facilities	Term Loan	8%	2/28/2043	62.9	62.9	59.0	0.02%
Urban Fitness Group LLC dba Crunch Fitness Group LLC	(#,^)	2800 S IH-35, Ste 220, Round Rock, TX 78681	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2028	172.6	172.6	181.0	0.05%
Carey Collision Repairs Inc.	(#,^)	295 D Bucheimer Rd, Fredrick, MD 21701	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/27/2028	57.8	57.8	57.0	0.02%
Betty's Catering Corp, Betty's Decoration & Wedding Center Inc.	(#,^)	94-33 Corona Ave, Corona, NY 11373	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/26/2043	337.5	337.5	391.3	0.11%
Carries Cakes and Catering, Inc dba Carrie's Cakes and Confections	(#,^)	4308 Holland Rd, Virginia Beach, VA 23452	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/23/2028	3.7	3.7	3.6	—%
Jackpine Technologies Corporation	(#,^)	1 Mill & Main Pl., Ste 330, Maynard, MA 01754	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/22/2028	28.6	28.6	30.0	0.01%
Wellfleet Consulting Inc.	(#,^)	2275 Research Blvd Ste 500, Rockville, MD 20850	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/21/2028	11.6	11.6	11.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Crossfit iQ LLC	(#,^)	346 Pike Rd, Bay 8 & 9, West Palm Beach, FL 33411	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/21/2028	32.7	32.7	32.3	0.01%
Town & Country Transportation Co.	(#,^)	191-193 Arch St., New Britain, CT 06051	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/16/2028	50.9	50.9	53.4	0.01%
New View Media Group LLC	(#,^)	1 Old Wolfe Rd Ste 205, Budd Lake, NJ 07828	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/16/2028	63.6	63.6	66.7	0.02%
Lulinjett LLC dba All American Printing & Design	(#,^)	4621 Bayshore Rd, Fort Myers, FL 33917	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/14/2043	101.0	101.0	117.1	0.03%
Margab Inc dba Smoothie King	(#,^)	14200 SW 8th St Unit #102, Miami, FL 33184	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/13/2028	9.8	9.8	9.7	—%
JumboMarkets, Inc.	(#,^)	15500 SW Trail Dr, Indiantown, FL 34956	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/13/2028	159.9	159.9	158.5	0.04%
Start "UP "Dreams, Inc dba SDC Concrete and Start"UP" Dream	(#,^)	30521 134th St SE, Sultan, WA 98294	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/9/2028	57.3	57.3	57.5	0.02%
Tony Herring & Associates, Inc.	(#,^)	211 West Camellia Dr, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/9/2028	6.4	6.4	6.7	—%
Quality Machine of Iowa, Inc	(#,^)	1040 4th Ave, Audubon, IA 50025	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/9/2028	1,077.4	1,077.4	1,095.9	0.30%
Apps Inc., Market Share, and Singular Leaseholdings LLC	(#,^)	800 Village Walk #159, Guilford, CT 06437	Telecommunications	Term Loan	Prime plus 2.75%	2/8/2028	409.4	409.4	397.5	0.11%
De La Vega LLC dba De La Vega Deland and De La Vega Oviedo	(#,^)	128 North Woodland Blvd, Deland, FL 32720	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2028	64.1	64.1	63.6	0.02%
Macrotech Integrated Management Solutions dba Extreme Lawn Care	(#,^)	2425 Durrance LN, Ormond Beach, FL 32174	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/5/2028	9.2	9.2	9.7	—%
Midlothian Hardware Inc dba Grills True Value	(#,^)	4751 West 147th St., Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	2/2/2028	11.6	11.6	12.1	—%
USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	2290 NW 21st Terrace, Miami, FL 33142	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/31/2028	11.4	11.4	11.3	—%
Rocco'sLandscaping LLC	(#,^)	151 Kitts Lane, Newington, CT 06111	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2043	71.2	71.2	82.6	0.02%
Chace Building Supply of CT Inc.,	(#,^)	90 Route 171, Woodstock, CT 06281	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	1/31/2043	284.6	284.6	329.9	0.09%
WydeBodi, LLC dba Wyde Bodi Auto Tags	(#,^)	706 North 37th St., Philadelphia, PA 19104	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/30/2043	45.1	45.1	51.6	0.01%
New Phaze Packaging Inc	(#,^)	9533 Irondale Ave, Los Angeles, CA 91311	Paper Manufacturing	Term Loan	Prime plus 2.75%	1/26/2043	911.1	911.1	1,055.7	0.29%
Concrete Services LLC and James Ward	(#,^)	24 County Rd 901, Jemison, AL 35085	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/25/2028	76.3	76.3	76.7	0.02%
Parati USA Inc	(#,^)	1018 Wilt Ave, Ridgefield, NJ 07657	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	1/25/2028	12.9	12.9	12.5	—%
Flair Interiors, Inc dba Giant Don's Flooring America	(#,^)	7725 Old Seward Hwy, Anchorage, AK 99502	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	1/24/2028	104.9	104.9	110.1	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Tier1 Solutions LLC	(#,^)	1000 Essington Rd, Juliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/23/2028	5.7	5.7	5.6	—%
Lavish Specs Inc	(#,^)	262 Glen St., Glen Cove, NY 11542	Machinery Manufacturing	Term Loan	Prime plus 2.75%	1/19/2028	5.7	5.7	5.6	—%
Weeping Willow Kennels, Inc.	(#,^)	6041 Hammond School Rd, Salisbury, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2028	8.0	8.0	8.4	—%
Lou & Choo Enterprises Inc dba Lou & Choo Lounge	(#,^)	2101,2103 & 2105 West Hunting Park Ave, Philadelphia, PA 19140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2043	109.2	109.2	123.4	0.03%
MedWorxs Inc.	(#,^)	6857 Timbers Dr., Evergreen, CO 80439	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2028	60.1	60.1	58.4	0.02%
Specialized Dairy Processors LLC and Nathaly Zapata	(#,^)	2200 N Commerce Parkway, Weston, FL 33326	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/16/2028	49.6	49.6	48.2	0.01%
Work of Heart Inc dba Little Nest Portraits	(#)	1000 Merdian Blvd, Ste 112, Franklin, TN 37067	Professional, Scientific, and Technical Services	Term Loan	7.5%	1/10/2028	4.7	4.7	4.2	—%
Human Resource Time Manager LLC	(#,^)	2737 Humphrey St., East Elmhurst, NY 11369	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/8/2028	11.8	11.8	12.4	—%
Sandfree Systems LLC	(#,^)	116 Cricket Ave Ste B, Ardmore, PA 19003	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/5/2028	5.7	5.7	6.0	—%
Crad Holding LLC dba Neighborhood Laundry of Bloomfield	(#,^)	60 Dodd St., Bloomfield, NJ 07003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/5/2028	47.7	47.7	46.5	0.01%
Social Link LLC	(#,^)	41Peabody St., Nashville, TN 37210	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	8.5	8.5	8.3	—%
Farec, Inc	(#)	30250 W Nine Mile Rd, Farmington, MI 48336	Amusement, Gambling, and Recreation Industries	Term Loan	7.5%	12/29/2042	242.4	242.4	223.1	0.06%
Morrocco Method, Inc	(#,^)	800 Farroll Rd, Grover Beach, CA 93433	Chemical Manufacturing	Term Loan	Prime plus 2.75%	12/27/2042	690.1	690.1	792.1	0.22%
Lab Partner, LLC and Beechtree Diagnostics, LLP and Cottonwood Diag	(#,^)	12351 Gateway Park Place, Draper, UT 84020	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	588.6	588.6	574.9	0.16%
Anderson Farms Inc	(#)	271 West Hwy 30, Burley, ID 83318	Truck Transportation	Term Loan	7.5%	12/22/2027	4,214.0	4,214.0	3,775.5	1.03%
Landmark Ventures USA Inc	(#,^)	475 Park Ave South 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	12/22/2027	47.3	47.3	45.8	0.01%
Salida Family Chiropractic-PPLC dba Salida Sport and Spine	(#,^)	203 G St., Salida, CO 81201	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	9.1	9.1	8.8	—%
O'Rourke's Diner, LLC	(#,^)	728 Main St., Middleton, CT 06457	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	2.8	2.8	2.9	—%
Medical Plaza of Boro Park PC	(#,^)	1266 51St 1st Floor, Brooklyn, NY 11219	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	28.9	28.9	28.0	0.01%
Muckamuck Trucks, Inc.	(#,^)	510 S Spring St., Ukiah, CA 95482	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	10.4	10.4	10.6	—%
DHD Enterprise LLC dba Edible Arrangements #1699	(#,^)	828 Washington Ave, Miami Beach, FL 33139	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	17.2	17.2	17.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

CT Auto Spa LLC	(#,^)	39 Albany Turnpike, West Simsbury, CT 06092	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2027	162.1	162.1	169.7	0.05%
Blue Lagoon Resort, LLC dba Hill View Cottages	(#,^)	3670 Lake Shore Dr, Lake George, NY 12845	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	178.6	178.6	206.7	0.06%
DBMS Consulting, Inc.	(#,^)	164 West 83rd St.- Units CF1 and CF2, New York, NY 10024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2027	56.6	56.6	57.7	0.02%
Best Quality Home Care LLC	(#,^)	317 S Berry St., Centralia, WA 98531	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/19/2027	5.0	5.0	4.8	—%
Auto Excellance of Fort Myers Inc.	(#,^)	3105 Fowler St., Fort Myers, FL 33901	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/19/2042	100.8	100.8	116.6	0.03%
Peanut Butter & Co., Inc	(#,^)	119 West 57th St., Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2027	170.2	170.2	164.9	0.04%
Capital Containers LLC	(#,^)	7610 Auburn Blvd #4B, Citrus Heights, CA 95610	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2027	11.2	11.2	11.1	—%
JMD Aviation Holdings, LLC	(#,^)	8050 North West 90th St., Medley, FL 33166	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/15/2027	399.8	399.8	418.5	0.11%
Ocean Trans LLC & Dehal Trucking LLC	(#,^)	1415 W. Anderson St., Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2042	592.1	592.1	656.9	0.18%
1-0 Granny's Helpful Hands, LLC	(#,^)	705 East Lake St., Minneapolis, MN 55407	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2027	17.0	17.0	16.6	—%
Legion Bowl, Inc & Legion Pub Inc	(#,^)	661 Park St., Cranston, RI 02910	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/15/2042	313.9	313.9	363.3	0.10%
LP Industries Inc. dba Childforms	(#,^)	2040 Norwood St. SW, Lenoir, NC 28645	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	60.3	60.3	61.9	0.02%
Beale Street Blues Company Inc.dba B.B. King's Club-Memphis	(#,^)	149 Monroe Ave, Memphis, TN 38103	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2027	762.0	762.0	742.0	0.20%
Barcade Holdings, LLC ,Barcade LLC,& Barcade New Haven LLC	(#,^)	148 West 24th St., New York, NY 10011	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	12/14/2027	44.9	44.9	44.0	0.01%
Royalty Freight Inc	(#,^)	3728 W Mckinley Ave, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2027	501.4	501.4	485.9	0.13%
KR Calvert & Co, LLC	(#,^)	113 Seaboard Lane #C-270, Franklin, TN 37067	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/14/2027	405.8	405.8	394.1	0.11%
Atlas Geo-Constructors, LLC	(#,^)	3466 Thomasville Rd, Winston Salem, NC 27107	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2027	238.6	238.6	244.2	0.07%
AADJ Empire Inc and AADJ Galaxy Inc.	(#,^)	1599 Post Rd, Warwick, RI 02888	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2042	171.9	171.9	192.5	0.05%
Heung Kyun Im	(#,^)	6235 Conlan Bay Dr, Houston, TX 77041	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2027	11.7	11.7	11.3	—%
Hardway Inc & AFC Leasing Inc	(#,^)	12533 S. 73rd E. Place, Bixby, OK 74008	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2027	707.3	707.3	685.5	0.19%
Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Dr, Memphis, TN 38134	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2042	83.0	83.0	93.9	0.03%
LPB LPB Property Management Inc dba Wilderness View Cabins & Ellijay C	(#,^)	498 Wilderness View, Chatsworth, GA 30705	Real Estate	Term Loan	Prime plus 2.75%	12/12/2042	94.8	94.8	109.7	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 78550	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/12/2027	348.5	348.5	355.6	0.10%
Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC	(#,^)	1120 Wren School Rd, Piedmont, SC 29673	Gasoline Stations	Term Loan	Prime plus 2.75%	12/12/2027	37.9	37.9	36.8	0.01%
Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation	(#,^)	3031 Patrick St, Kissimmee, FL 34741	Air Transportation	Term Loan	8.25%	12/12/2027	430.9	430.9	383.7	0.10%
Big Picture Group LLC	(#,^)	935 N La Jolla, Los Angeles, CA 90046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2027	299.7	299.7	297.4	0.08%
A-1 Van Services Inc	(#,^)	154 Sandy Creek Rd, Verona, PA 15147	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/12/2027	566.6	566.6	579.9	0.16%
Clear Sound Communications, Inc	(#,^)	680 Old Medford Ave, Medford, NY 11763	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/8/2027	2.8	2.8	2.8	—%
AV Strategy Inc	(#,^)	9468 American Eagle Way Ste 100, Orlando, FL 32837	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/8/2027	353.8	353.8	356.0	0.10%
Kim Howard Corp dba NPN Machine Tools	(#,^)	9130 Wayfarer Lane, Houston, TX 77075	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/7/2042	562.5	562.5	650.5	0.18%
ODS Inc	(#,^)	626 N Delsea Dr, Glassboro, NJ 08028	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/6/2027	37.1	37.1	37.1	0.01%
Healthcare Interventions, Inc dba Brightstar Healthcare of & Brightsta	(#,^)	5300 W. Atlantic Ave. Ste 501, Delray Beach, FL 33484	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/4/2027	11.3	11.3	11.0	—%
Oil Palace, Inc.	(#,^)	10408 Hwy 64 East, Tyler, TX 75707	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	945.4	945.4	1,094.3	0.30%
PS Camping Inc.	(#,^)	43595 US Hwy 50, Canon City, CO 81212	Accommodation	Term Loan	8.25%	12/1/2027	18.1	18.1	17.5	—%
Linda Jean Howard Riley dba The Rusty Bolt	(#,^)	22345 W. Rt 66, Seligman, AZ 86337	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/1/2042	19.9	19.9	23.0	0.01%
Utara LLC	(#,^)	214 Pine St, Sandpoint, ID 83864	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	17.6	17.6	17.6	—%
Salud Bar & Grill LLC	(#,^)	1413 Bushwick Ave, Brooklyn, NY 11207	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	42.5	42.5	41.3	0.01%
Square1 Partners, LLC	(#,^)	1088 Greenbriar Lane, Northbrook, IL 60062	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/1/2027	47.1	47.1	45.6	0.01%
Fortress Verve Inc, Maurice R. Margules and Antonie C. Reinhard	(#,^)	1 Jackson St., Troy, NY 12180	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/30/2027	78.6	78.6	82.3	0.02%
WTI Distribution Inc	(#,^)	5491 E Francis St, Ontario, CA 91761	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/30/2027	30.0	30.0	30.4	0.01%
Skin Beauty Bar Inc. and Tameka J. Mathis	(#,^)	749 8th St. SE 2nd Floor, Washington, DC 20003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2027	6.7	6.7	6.7	—%
J. Venture Holdings, LLC	(#,^)	2285 St. Andrews Ave, Zachary, LA 70791	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2027	9.3	9.3	9.8	—%
Our Playhouse Preschool, LLC	(#,^)	3501 NC Hwy 54 W, Chapel hill, NC 27516	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	221.8	221.8	256.8	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

OPH Lexington, Inc	(#,^)	235 Walton Ave, Lexington, KY 40502	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	180.4	180.4	208.9	0.06%
Beacon Brewing LLC and C' Sons, LLC	(#,^)	700 Lincoln St., Lagrange, GA 30204	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	120.2	120.2	139.1	0.04%
JMD Corporation dba Dart's True Value	(#,^)	121 South Main St., Payette, ID 83661	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/22/2027	14.0	14.0	14.2	—%
Webtez Inc dba Mod Vans	(#,^)	1673 Donlon St., Ste 202, Ventura, CA 93003	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/22/2027	52.4	52.4	51.0	0.01%
Step Up Academy of the Arts, LLC	(#,^)	2258A Wigwam Parkway, Henderson, NV 89074	Educational Services	Term Loan	Prime plus 2.75%	11/22/2027	11.8	11.8	11.4	—%
Grumpy's Restaurant Company, LLC	(#,^)	834 Kingsley Ave, Orange Park, FL 32073	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	53.2	53.2	51.7	0.01%
Cali Fit Meals	(#,^)	3450 East Orangethrope Ave, Anaheim, CA 92806	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	16.9	16.9	17.1	—%
PB Market LLC dba Pure Barre	(#,^)	164-C Market St, Charleston, SC 29401	Educational Services	Term Loan	Prime plus 2.75%	11/21/2027	81.3	81.3	78.8	0.02%
B Lam LLC	(#,^)	9419 Kenwood Rd, Cincinnati, OH 45242	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/20/2042	171.6	171.6	196.8	0.05%
Maya Motel, LLC dba Town House Motel	(#,^)	1701 Washington Ave, Waco, TX 76701	Accommodation	Term Loan	Prime plus 2.75%	11/17/2042	54.0	54.0	62.5	0.02%
Southern Specialty Contractor, LLC & Ronald David Holbrook Jr.	(#,^)	1990 Flippen Rd, Stockbridge, GA 30281	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/17/2027	39.7	39.7	38.7	0.01%
SSI Refrigerated Express Inc. and Robert M Stallone	(#,^)	1001 E. Cooley Dr Ste 102, Colton, CA 92324	Truck Transportation	Term Loan	Prime plus 2.75%	11/17/2027	45.9	45.9	45.1	0.01%
H & H Hotshot Services, Inc.	(#,^)	5455 N. 51st Ave Ste 30, Glendale, AZ 85301	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/16/2027	52.4	52.4	52.1	0.01%
J R Wholesale Tires & Auto Center, LLC	(#,^)	822 Cameron Lane, Lugoff, SC 29078	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/15/2042	12.8	12.8	14.8	—%
Marcaco LLC	(#,^)	124 Lincoln Ave, Colonie, NY 12205	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	11/15/2042	498.6	498.6	577.1	0.16%
Auto Rx LLC,J&P Auto Repair Inc	(#,^)	91 & 95 Woodbury Rd, Hicksville, NY 11801	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2042	185.8	185.8	214.9	0.06%
Paramount Dance Studios Inc. and Homestead Dance Supply	(#,^)	112 N Krome Ave, Homestead, FL 33030	Educational Services	Term Loan	Prime plus 2.75%	10/14/2043	446.9	446.9	510.3	0.14%
Wing King at the Gardens LLC	(#,^)	4235 South Fort Apache Rd, Ste 250, Las Vegas, NV 89147	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2027	7.3	7.3	7.0	—%
Hofgard & Co, Inc dba Hofgard Benefits and James Marsh	(#,^)	400 S. McCaslin Blvd, Ste 201, Louisville, CO 80027	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/8/2027	11.2	11.2	10.9	—%
His Loving Hands Christian Academy, Inc.	(#,^)	15020 Harrison St., Miami, FL 33176	Social Assistance	Term Loan	Prime plus 2.75%	11/6/2042	86.9	86.9	99.6	0.03%
S & S Auto Body Shop Inc.	(#,^)	5001 W. Clay St., Richmond, VA 23230	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/3/2042	145.9	145.9	168.9	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sterling Campbell Insurance Agency, Inc	(#,^)	36359 North Gantzel Rd Ste 102, San Tan Valley, AZ 85140	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/3/2027	5.6	5.6	5.4	—%
Top Quality Dent Service LLC	(#,^)	1541 Vapor Trail, Colorado Springs, CO 80905	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/2/2027	4.5	4.5	4.4	—%
Edge Studios Inc Radiant Yoga LLC	(#,^)	448 Howe Ave, Sacramento, CA 95825	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/1/2027	50.3	50.3	49.4	0.01%
Rachael Reel dba Rachel Reel Insurance Age	(#,^)	208 Bank St., Lenoir, TN 37771	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/31/2027	5.6	5.6	5.4	—%

Berza TLG,LLC dba The Little Gym of Lake Charles	(#,^)	1301 E McNeese St., Ste 201, Lake Charles, LA 70607	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/31/2027	31.5	31.5	30.9	0.01%
Die Hard Used Car Sales	(#,^)	1668 West Grand Ave, Phoenix, AZ 85007	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/30/2042	53.4	53.4	61.8	0.02%
The Five Lakes LLC	(#,^)	13705 Holmes Rd, Kansas City, MO 64154	Educational Services	Term Loan	Prime plus 2.75%	10/30/2042	449.0	449.0	519.7	0.14%
Sage Oil LLC	(#,^)	8913 Egyptian Ave, Las Vegas, NV 89143	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/27/2027	7.4	7.4	7.2	—%
Blue Eagle Transport Inc , Golden Eagle Transport, Inc & Green Eagle T	(#,^)	377 Boston Post Rd Unit B, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/27/2027	29.2	29.2	28.8	0.01%
Ashore Ventures Inc dba PuroClean Professional Restoration	(#,^)	909 SE Everett Mall Way Ste A-140, Everett, WA 98208	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2027	10.8	10.8	10.6	—%
Suzie LLC dba Tony D's Restaurant	(#,^)	92 Huntington St., New London, CT 06320	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2042	82.7	82.7	95.3	0.03%
Grand Blanc Lanes, Inc.	(#,^)	5301 S. Saginaw Rd, Flint, MI 48507	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/25/2027	11.1	11.1	11.6	—%
Schafer Fisheries Inc	(#,^)	21985 Waller Rd, Fulton, IL 61252	Food Manufacturing	Term Loan	Prime plus 2.75%	10/25/2027	27.4	27.4	28.7	0.01%
Island Refrigeration & AC Inc	(#,^)	3201 Flagler Ave, Unit 510 & 511, Key West, FL 33040	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/18/2042	125.3	125.3	142.6	0.04%
Looky Enterprises, LLC	(#,^)	1175 Surlington Ave, Ste 101, Leland, NC 28451	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/18/2027	49.3	49.3	48.6	0.01%
Blueridge Armor LLC	(#,^)	1495 Hwy 74-A Bypass, Ste 150192, Spindale, NC 28160	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/17/2027	6.1	6.1	6.2	—%
H and K Dry Cleaning LLC ,Quintero Shopping Center LLC,Aqua Laundry	(#,^)	1227 Burnside Ave, East Hartford, CT 06108	Electronics and Appliance Stores	Term Loan	7.5%	10/17/2042	61.1	61.1	57.2	0.02%
Cortez Landscaping, LLC	(#,^)	4 Powder Rd, Norwalk, CT 06854	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/13/2027	14.2	14.2	14.3	—%
On Call Services LLC	(#,^)	15060 281St Ave NW, Zimmerman, MN 55398	Construction of Buildings	Term Loan	Prime plus 2.75%	10/13/2027	13.4	13.4	14.0	—%
Pro Anderson, LLC	(#,^)	1092 Hampton Inn Way, Ste 400, Jacksonville, NC 28546	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	40.1	40.1	39.2	0.01%
Eye Optique Inc.	(#,^)	10800 Alpharetta Hwy, Ste 220, Roswell, GA 30076	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/5/2027	11.1	11.1	10.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Ains Holding Company LLC	(#,^)	121 Fulton St., New York, NY 10038	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	10/2/2027	69.2	69.2	68.0	0.02%
Becky Lou Corp dba Rent A Center	(#,^)	3578 Route 611, Ste 210, Bartonsville, PA 18321	Rental and Leasing Services	Term Loan	Prime plus 2.75%	10/2/2027	67.4	67.4	67.8	0.02%
Dan Cline Transport Inc.	(#,^)	501 State Dr, Mount Vernon, MO 65712	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2030	810.0	810.0	848.3	0.23%
Sashshel Corporation	(#,^)	676 Franklin Blvd, Somerset, NJ 08873	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2042	200.3	200.3	235.4	0.06%
Threads of Time LLC	(#,^)	207 S Buchanan St., Danville, IL 61832	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/29/2042	129.7	129.7	150.6	0.04%
Miechella Suzette Decker	(#,^)	3515 Main St., Exmore, VA 23350	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/29/2042	93.3	93.3	109.6	0.03%
Harco Metal Products Inc	(#,^)	7895 East Acoma Dr Ste 102, Scottsdale, AZ 85260	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	464.5	464.5	534.4	0.15%
Chicago American Manufacturing LLC, Dockside Steel ProcessingLLC	(#,^)	4500 W 47th St., Chicago, IL 60632	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	1,166.7	1,166.7	1,360.4	0.37%
Pets A Go Go LLC	(#,^)	589 North State Rd, Briarcliff Manor, NY 10510	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/28/2042	186.9	186.9	218.4	0.06%
Rhode Island Tennis Management LLC	(#,^)	636 Centerville Rd, Warwick, RI 02886	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	524.0	524.0	607.9	0.17%
Nicholson Lumber Co Inc.	(#,^)	377 Main St., Nicholson, PA 18446	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2030	175.9	175.9	189.3	0.05%
Rhode Island Tennis Management LLC	(#,^)	636 Centerville Rd, Warwick, RI 02886	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	364.9	364.9	423.3	0.12%
National Media Services, Inc	(#,^)	5091 Lexington Blvd, Fort Meyers, FL 33919	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2027	13.8	13.8	13.9	—%
Technologist Inc	(#,^)	3120 Farview Dr, Ste 610, Falls Church, VA 22042	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2027	181.8	181.8	191.3	0.05%
Complete Care IT LLC	(#,^)	4801 South University Dr, Ste 125, Davie, FL 33328	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2027	10.8	10.8	11.0	—%
Inspirations Food Design, Inc	(#,^)	1338 Memorial Ave, West Springfield, MA 01089	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/26/2042	439.6	439.6	511.7	0.14%
JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn	(#,^)	4864 Arthur Kill Rd Units 102,103,104 & 105, Staten Island, NY 10309	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2027	16.5	16.5	16.7	—%
KB Waterjet Cutting LLC	(#,^)	4330 Parker Lane, Addis, LA 70710	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2027	7.5	7.5	7.7	—%
Sallee Pro-Custom Fabrication Shop LLC	(#,^)	8865 North County Rd 600 W, Scipio, IN 47273	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/21/2027	6.6	6.6	7.0	—%
Insight Diagnostic Technologist Services	(#,^)	2030 Forest Ave, Ste 110, San Jose, CA 95128	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	240.5	240.5	246.4	0.07%
Commonwealth Diagnostics International, Inc	(#,^)	39 Norman St. a/k/a 1 Holyoke Square, Salem, MA 01970	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	982.5	982.5	1,033.9	0.28%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

NY Tent LLC & NY Tent Parent, LLC dba Tent Company of New York	(#,^)	1401 Lakeland Ave, Bohemia, NY 11716	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/20/2027	753.8	753.8	787.3	0.21%
Imagine By Carleen, Inc.	(#,^)	1404 Del Prado Blvd. South, Units 100 & 105, Cape Coral, FL 33904	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2027	5.5	5.5	5.8	—%
CR Park Incorporated dba Define Body and Mind	(#,^)	49 W. Allandale Ave, Allendale, NJ 07401	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	48.9	48.9	50.3	0.01%
Montessori Community School	(#,^)	123 South Navarra Dr, Scotts Valley, CA 95066	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	257.3	257.3	298.9	0.08%
Sound Manufacturing, Inc. & Monster Power Equipment, Inc.	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	146.2	146.2	152.3	0.04%
CIS BIG DOG, LLC	(#,^)	8920 US HWY, 62 WEST, Cynthiana, KY 41031	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/19/2027	48.6	48.6	51.2	0.01%
Stone's Construction and Remodeling, LLC	(#,^)	5210 Kaylin Dr, Akron, OH 44319	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/19/2027	3.7	3.7	3.8	—%
Party By Design Inc.	(#,^)	61 Strafello Dr, Avon, MA 02322	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/18/2042	1,138.9	1,138.9	1,317.7	0.36%
Li Family Spokane LLC	(#,^)	21 E. Lincoln Rd, Spokane, WA 99208	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2042	362.8	362.8	423.9	0.12%
Clinton Food Market LLC	(#,^)	196 East Main St., Clinton, CT 06413	Gasoline Stations	Term Loan	Prime plus 2.75%	9/15/2042	241.2	241.2	280.0	0.08%
Tarleton & Family Landscaping, LLC	(#,^)	125 E Center St., Midland Park, NJ 07432	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/15/2027	61.2	61.2	62.6	0.02%
Fox Valley Rentals & Investments, LLC	(#,^)	2906 E. Newberry St., Appleton, WI 54915	Food Services and Drinking Places	Term Loan	Prime plus 3.75%	9/13/2027	5.6	5.6	6.0	—%
Alaska Motor Home Inc	(#,^)	6633 Brayton Dr, Anchorage, AK 99507	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/13/2027	248.1	248.1	251.4	0.07%
Nails By Mercede LLC	(#,^)	2994 and 2996 Edgewater Dr, Orlando, FL 32804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2027	10.4	10.4	10.8	—%
Town & Country Transportation Co. and Popco, LLC.	(#,^)	191 Arch St., New Britain, CT 06051	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/12/2042	159.1	159.1	186.7	0.05%
Rajbai Maa Inc. dba Nara Lounge	(#,^)	244-252 Atwells Ave, Providence, RI 02903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2042	368.4	368.4	424.5	0.12%
Health & Performance Center, LLC	(#,^)	1862 Craigshire Rd, Saint Louis, MO 63146	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2027	15.0	15.0	15.2	—%
Morgan Lynn Kerstetter dba Catherine School of Dance	(#,^)	315 Mill St. 3rd Floor, Danville, PA 17821	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/11/2027	5.5	5.5	5.8	—%
Foxtail, LLC and Tottly New Services Corp	(#,^)	1481 Highland Ave, Cheshire, CT 06410	Social Assistance	Term Loan	Prime plus 2.75%	9/8/2042	274.8	274.8	319.1	0.09%
Crazy Beatz Productions LLC	(#,^)	20014 NE 138th St., Kearney, MO 64060	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 3.75%	9/7/2027	4.0	4.0	4.2	—%
South Fulton Landscape & Nursery, Inc.	(#,^)	3415 Enon Rd, College Park, GA 30349	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/7/2042	94.3	94.3	110.6	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Dreaming Big Learning Center Inc	(#,^)	3301 W Oak St, Kissimmee, FL 34741	Social Assistance	Term Loan	Prime plus 2.75%	9/5/2042	358.2	358.2	415.6	0.11%
Big Coop's Trucking LLC	(#,^)	3066 Misty Creek Dr., Swartz, MI 48473	Truck Transportation	Term Loan	Prime plus 2.75%	9/1/2027	73.3	73.3	76.1	0.02%
Blue EagleTransport Inc, Greeneagle Transport Inc & Golden Eagle Tran	(#,^)	377 Boston Post Rd, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/31/2027	293.3	293.3	299.7	0.08%
Lake County Tow LLC	(#,^)	15409 Country Rd 565A, Clermont, FL 34711	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/25/2042	82.4	82.4	95.6	0.03%
Parlay Disributors LLC	(#,^)	20 Medford Ave, Ste 104, Patchogue, NY 11772	Educational Services	Term Loan	Prime plus 2.75%	8/25/2027	80.7	80.7	82.2	0.02%
InUSA Ventures Inc dba InUSA Services	(#,^)	3015 San Pablo Ave, Ste 511, Berkeley, CA 94702	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	8/24/2027	18.2	18.2	18.4	0.01%
Genuine Ventures LLC and Seaweed Ventures LLC	(#,^)	432 S Franklin St, Juneau, AK 99801	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2030	469.9	469.9	497.2	0.14%
Delicias de Minas Restaurant, LLC	(#,^)	168-170 McWhorter St., Newark, NJ 07105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2027	146.6	146.6	154.3	0.04%
Damiano Global Corp	(#,^)	333 Birch Hills Dr, Rochester, NY 14622	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	16.4	16.4	17.0	—%
L&V Auto Sales, Inc.	(#,^)	1504 West Franklin Blvd., Gastonia, NC 28052	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/21/2027	13.1	13.1	13.8	—%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd Ste. 109 & 111, Joliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/18/2027	13.6	13.6	13.9	—%
Tony Herring & Associates, Inc	(#,^)	211 West Camellia Dr, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/17/2027	5.4	5.4	5.5	—%
Chester's World Enterprise LLC	(#,^)	140 W Alameda Dr, Ste 104, Tempe, AZ 85282	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/16/2027	16.4	16.4	16.8	—%
D'Amato & Sons Construction, Inc.	(#,^)	117 Oak St., Amityville, NY 11701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/11/2027	6.0	6.0	6.2	—%
L & J Corporate Services Inc	(#,^)	866 NW 110th Ave, Coral Springs, FL 33071	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2027	4.5	4.5	4.6	—%
HMG Strategy LLC,	(#,^)	191 Post Rd W., Westport, CT 06880	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2027	34.5	34.5	35.0	0.01%
Royal Blue Investments, Inc. and Cleland Pharmacy LLC	(#,^)	202 S. 1st St., Wakeeny, KS 67672	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/31/2042	49.8	49.8	58.3	0.02%
Sharon G McMillen, MA Psychologist, Inc.	(#,^)	216 West Main St, Kingwood, WV 26537	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/28/2027	13.4	13.4	13.6	—%
Work of Heart Inc dba Little Nest Portraits	(#,^)	1000 Merdian Blvd, Ste 112, Franklin, TN 37067	Professional, Scientific, and Technical Services	Term Loan	7.5%	7/28/2027	40.8	40.8	38.1	0.01%
HQTRONIC LLC	(#,^)	10135 S. Roberts Rd, Ste. 209, Palos Hills, IL 60465	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/27/2027	16.2	16.2	16.4	—%
Oberon IT, Inc.	(#,^)	1404 W. Walnut Hill Lane, Irving, TX 75038	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/26/2027	157.4	157.4	162.3	0.04%
Gilles Peress Studio LLC	(#,^)	76 Lafayette Ave, Brooklyn, NY 11217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2027	44.5	44.5	45.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Lil Tots' Learning Center LLC	(#,^)	3042 S 78th St, Tampa, FL 33619	Social Assistance	Term Loan	Prime plus 2.75%	7/21/2042	28.0	28.0	32.8	0.01%
Ocean Trans LLC	(#,^)	1415 W Andersonr Way, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	7/21/2027	28.1	28.1	28.5	0.01%
Obok LLC	(#,^)	2720 S. Havana St., Unit H, Aurora, CO 80014	Food Manufacturing	Term Loan	Prime plus 2.75%	7/21/2027	8.6	8.6	8.9	—%
Matrix Z LLC	(#,^)	800 SW 21st Terrace, Fort Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 3.75%	7/19/2027	5.8	5.8	6.3	—%
Aitheras Aviation Group, LLC(OH) , Aitheras Aviation Group, LLC(FL)	(#,^)	2301 N Marginal Rd, Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus 2.75%	7/18/2027	593.2	593.2	602.3	0.16%
Wildflour Bakery & Cafe, LLC	(#,^)	5137 Clareton Dr, Ste 100,110 & 120, Agoura Hills, CA 91301	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2027	16.2	16.2	17.0	—%
Koep Companies dba Pipestone True value	(#,^)	207 East Main St., Pipestone, MN 56164	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/14/2042	307.1	307.1	354.5	0.10%
McCord Holdings, Inc. dba Fast Signs 176101	(#,^)	7640 N. Wickham Rd, Melbourne, FL 32940	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/7/2027	13.5	13.5	13.8	—%
Thrifty Market Inc dba Thrifty Foods	(#,^)	702 10th St., Wheatland, WY 82201	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/6/2027	77.2	77.2	79.3	0.02%
The Country House Restaurant, LLC and Pelton Real Estate, LLC	(#,^)	677 US Route 7, Pittsford, VT 05763	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	48.0	48.0	56.1	0.02%
J&M Civil Construction Services LLC	(#,^)	1221 County Rd 4371, Decatur, TX 76234	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	72.5	72.5	73.4	0.02%
New Chicago Wholesale Bakery Inc.	(#,^)	795 Touhy Ave, Elk Grove Village, IL 60007	Food Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	11.3	11.3	11.8	—%
J. T. O'Neill Company, L.L.C	(#,^)	19972 Willowin Farm Lane, Purcellville, VA 20132	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	10.7	10.7	10.8	—%
Hamilton & Associates Real Estate and Investments Firm LLC	(#,^)	11776 West Sample Rd, Coral Springs, FL 33065	Real Estate	Term Loan	Prime plus 2.75%	6/30/2042	50.7	50.7	59.0	0.02%
Oakhill Farms, LLC	(#,^)	15 Carl St., Johnston, RI 02919	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	80.4	80.4	86.7	0.02%
Best Bees Company	(#,^)	839 Albany St., Boston, MA 02119	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	6/29/2027	16.0	16.0	16.2	—%
Stiegelbauer Associates Inc.	(#,^)	63 Flushing Ave, Unit 101, Building 280, Brooklyn, NY 11205	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2027	219.2	219.2	230.2	0.06%
Intellixion LLC	(#,^)	7447 Egan Dr, Ste 110 A, Savage, MN 55378	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/29/2027	2.7	2.7	2.7	—%
Greensboro Plastic Surgical Associates, PA	(#,^)	2716 Henry St., Greensboro, NC 27405	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/29/2042	545.1	545.1	631.5	0.17%
Malhame & Company Publishers & Importers Inc.	(#,^)	180 Orville Rd, Bohemia, NY 11780	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/29/2027	68.4	68.4	69.2	0.02%
Ocean Trans LLC and Dehal Trucking LLC	(#,^)	760 W. Charter Way, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2027	437.7	437.7	442.6	0.12%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Old Dominion Transportation Group, Inc.	(#,^)	1308 Devils Reach Rd, Woodbridge, VA 22192	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2027	765.1	765.1	779.1	0.21%
Foxhop Fitness, LLC	(#,^)	4211 NW Federal Hwy, Jensen Beach, FL 34957	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	64.8	64.8	65.7	0.02%
Akal Express Inc. dba Truck Trailer Service Stop	(#,^)	2901 I 40 West, Vega, TX 79092	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/28/2042	25.7	25.7	30.2	0.01%
Citibin, Inc.	(#,^)	254 36th St., Ste B519, Brooklyn, NY 11232	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/27/2027	89.0	89.0	90.0	0.02%
Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	(#,^)	211 East 25th St., Norfolk, VA 23504	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/27/2030	197.3	197.3	212.1	0.06%
Four Seasons Laser Center Inc.	(#,^)	4720 NW 2nd Ave Unit D-104 and Unit D-105, Boca Raton, FL 33498	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/26/2042	209.2	209.2	242.6	0.07%
Ains Holding Company, LLC	(#,^)	122 West 26th St., New York, NY 10011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2027	841.7	841.7	856.9	0.23%
Vella Construction Enterprises, Inc. dba Vella Construction	(#,^)	318 28th Ave, San Mateo, CA 94403	Construction of Buildings	Term Loan	Prime plus 2.75%	6/23/2027	16.0	16.0	16.2	—%
Northern Industries, LLC	(#,^)	W 5585 Dehart Dr, Tomahawk, WI 54484	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/23/2042	54.2	54.2	63.5	0.02%
Birches Group, LLC	(#,^)	228 East 45th St. 12th FL South, New York, NY 10017	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2027	35.6	35.6	36.0	0.01%
Scarlet Spartan Inc.dba FastSigns of Brighton	(#,^)	533 W. Grand River Ave, Brighton, MI 48116	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	15.1	15.1	15.6	—%
Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	(#,^)	11535 Carmel Commons Blvd. Ste 200, Charlotte, NC 28226	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/16/2042	375.9	375.9	431.8	0.12%
All Regional Recyclers of Wood LLC dba ARROW,Superior Carting,LLC dba	(#,^)	104 Wooster St., Bethel, CT 06801	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/15/2042	291.5	291.5	336.9	0.09%
JAM Media Solutions, LLC	(#,^)	4744 Tackawanna St., Philadelphia, PA 19124	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/15/2027	24.5	24.5	24.8	0.01%
ESA 365 Corp and Lucathor Realty LLC	(#,^)	2420 Grand Ave, Baldwin, NY 11520	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2042	21.1	21.1	24.5	0.01%
Hull's Kitchen, LLC and HK Too, LLC	(#,^)	19 Hull Shore Dr, Hull, MA 02045	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2042	91.3	91.3	106.9	0.03%
Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	(#,^)	577 Main Ave, Paterson, NJ 07055	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2042	86.8	86.8	101.3	0.03%
Susan Hughes dba Aloha Junction B and B	(#,^)	19-4037 Olapalapa Rd, Volcano, HI 96785	Accommodation	Term Loan	Prime plus 2.75%	6/14/2042	58.5	58.5	68.5	0.02%
Refoleen Inc dba Spice and Tea Exchange	(#,^)	849 E Commerce St. Ste 121, San Antonio, TX 78205	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/8/2027	2.5	2.5	2.5	—%
SCW, LLC dba Arthur Murray Dance Studio	(#,^)	2383 Old Dixwell Ave, Hamden, CT 06518	Educational Services	Term Loan	Prime plus 2.75%	6/2/2042	137.0	137.0	158.8	0.04%
Skydive California, LLC	(#,^)	25001 S Kasson Rd, Tracy, CA 95301	Educational Services	Term Loan	Prime plus 2.75%	6/2/2027	39.0	39.0	41.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder	(#,^)	246 East Belt Blvd, Richmond, VA 23224	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/1/2042	42.8	42.8	49.8	0.01%
Sage Oil LLC	(#,^)	8913 Egyptian Ave, Las Vegas, NV 89143	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/31/2027	15.8	15.8	16.1	—%
Ricnet III, Inc. dba Edible Arrangements	(#,^)	716 Foxcroft Ave, Martinsburg, WV 25401	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/31/2027	10.5	10.5	10.7	—%
Haroon Baig,Inc.dba US1 Petrol	(#,^)	1280-1290 Dixwell Ave, Hamden, CT 06514	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2042	247.4	247.4	289.7	0.08%
Funtime, LLC and Universal Entertainment Group LLC	(#,^)	13200 W. Foxfire Dr #144, Surprise, AZ 85387	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2027	50.0	50.0	50.8	0.01%
Hurricane Group, Inc.	(#,^)	312 West Fourth St., Carson City, NV 89703	Other Information Services	Term Loan	Prime plus 2.75%	5/26/2027	55.1	55.1	55.7	0.02%
Chet Lemon Enterprises LLC dba All American Sports	(#,^)	1544 Lane Park Cutoff, Tavares, FL 32778	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/26/2042	743.1	743.1	870.4	0.24%
Eagle Wood Works LLC	(#,^)	1448 Horsehead Rd, Lugoff, SC 29078	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	5/26/2027	8.4	8.4	8.7	—%
Swantown Inn & Spa LLC	(#,^)	1431 11th Ave SE, Olympia, WI 98501	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	119.1	119.1	139.4	0.04%
Jung Design Inc.	(#,^)	10857 Pine Bluff Dr, Fisher, IN 46037	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2027	6.3	6.3	6.4	—%
Abdul Naushad MD PC dba Advanced Pain Centers	(#,^)	2865 James Blvd, Poplar Bluff, MO 63901	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/25/2042	372.3	372.3	434.2	0.12%
Locavore LLC dba Paloma Restaurant	(#,^)	401 S. Guadalupe St., Santa Fe, NM 87501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2027	35.2	35.2	36.0	0.01%
Beyond Waves A Unique Salon LLC and Lori Ann Carlson	(#,^)	2290 Foxon Rd Route 80, North Branford, CT 06471	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2027	6.9	6.9	7.0	—%
Innovim, LLC	(#,^)	6401 Golden Triangle Dr Ste 200, Greenbelt, MD 20770	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2027	207.9	207.9	210.2	0.06%
Prestige Construction of Florida, LLC	(#,^)	1404 Yorktown St. Ste E, Deland, FL 34944	Construction of Buildings	Term Loan	Prime plus 2.75%	5/23/2042	315.2	315.2	363.1	0.10%
Hayden Trucking LLC	(#,^)	11540 Eagle Vista Dr, Fort Worth, TX 76179	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	97.2	97.2	102.0	0.03%
PS Camping, Inc. dba Prospectors RV Resort	(#,^)	43659&43595 US Hwy 50, Canon City, CO 81212	Accommodation	Term Loan	8.25%	5/19/2042	910.6	910.6	853.4	0.23%
Tres K Deli,Grocery,Fruit and Meat Inc.	(#,^)	125 West Tremont Ave, Bronx, NY 10453	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/19/2027	5.8	5.8	6.0	—%
Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	(#,^)	132 North Wellwood Ave, Lindenhurst, NY 11757	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/19/2042	545.8	545.8	634.0	0.17%
Mr. B's Bicycles & Mopeds, Inc.	(#,^)	1870 S. 4th Ave, Yuma, AZ 85364	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/18/2042	137.5	137.5	159.5	0.04%
Waterford Plumbing Co, Inc.	(#,^)	2425 W. Cuyler Ave, Chicago, IL 60618	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2027	35.2	35.2	35.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Bay Car Wash LLC	(#,^)	952 South Commercial St. and West Magnolia, Aransas Pass, TX 78336	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2042	113.1	113.1	131.5	0.04%
Computech Computers Inc.	(#,^)	40-24 76th St., Office #2B, Elmhurst, NY 11373	Educational Services	Term Loan	Prime plus 2.75%	5/17/2027	35.2	35.2	35.6	0.01%
Arco Electrical Contractors Inc. dba Arco Construction Group	(#,^)	22-24 South Seventh St., Elizabeth, NJ 07202	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/16/2027	255.1	255.1	263.1	0.07%
5 Stars Learning Center Inc	(#,^)	14 Paine Ave, Irvington, NJ 07111	Social Assistance	Term Loan	Prime plus 2.75%	5/16/2042	57.9	57.9	67.1	0.02%
Sanderson Distribution Inc.	(#,^)	100 Daniel Dr, Alamo, CA 94507	Truck Transportation	Term Loan	Prime plus 2.75%	5/12/2027	7.4	7.4	7.5	—%
Estelle Finkel Educational Associates,LLC	(#,^)	125 West Mount Pleasant Ave, Livingston, NJ 07039	Educational Services	Term Loan	Prime plus 2.75%	5/11/2027	85.5	85.5	86.5	0.02%
B G F Bobby Q's Inc	(#,^)	447 N. Main St., Freeport, NY 11520	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2027	5.3	5.3	5.5	—%
Labmates,LLC	(#,^)	141 Watertown Rd, Thomaston, CT 06787	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	5/10/2027	70.4	70.4	73.5	0.02%
NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2042	20.5	20.5	23.4	0.01%
Innovation Transport, LLC	(#,^)	1 International Blvd, Mahwah, NJ 07495	Truck Transportation	Term Loan	Prime plus 2.75%	5/9/2027	54.9	54.9	57.3	0.02%
NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2027	62.3	62.3	63.9	0.02%
Benchmark Building, Inc.	(#,^)	1439 Stargazer Terrace, Sanford, FL 32771	Construction of Buildings	Term Loan	Prime plus 2.75%	5/5/2027	15.8	15.8	16.0	—%
Cable Management LLC	(#,^)	290 Pratt St., Meriden, CT 06450	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/3/2027	40.4	40.4	42.0	0.01%
Fine Arts Center of Easley, Inc. dba Midtown Music	(#,^)	117 S. Pendleton St., Easley, SC 29640	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/2/2042	111.9	111.9	131.0	0.04%
Love and Glory Learning Center, Inc.	(#,^)	4911 N. 42nd St., Tampa, FL 33610	Social Assistance	Term Loan	Prime plus 2.75%	4/28/2042	73.0	73.0	84.4	0.02%
Sneads Ferry Foods, Inc. dba DQ Grill & Chill	(#,^)	920 Hwy 210, Sneads Ferry, NC 28460	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	611.4	611.4	706.6	0.19%
JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	(#,^)	393 Charles St., Providence, RI 02904	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	207.5	207.5	243.0	0.07%
Resident Research, LLC	(#,^)	4400 Morris Park Dr Ste M, Charlotte, NC 28277	Other Information Services	Term Loan	Prime plus 2.75%	4/24/2027	61.4	61.4	62.1	0.02%
Getting Even LLC dba The Zoo Health Club	(#,^)	377 South Willow St., Ste B 2-1, Manchester, NH 03103	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/21/2027	5.2	5.2	5.3	—%
Ralph's Hair Salon, Inc.	(#,^)	175 NW 14th St., Homestead, FL 33030	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/21/2042	46.8	46.8	54.4	0.01%
Condron Brothers LLC DBA Luv 2 Play	(#,^)	4790 La Sierra Ave, Riverside, CA 92505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/19/2027	83.3	83.3	85.5	0.02%
Butternuts Beer and Ale LLC	(#,^)	4021 Hwy 51, Garrattsville, NY 13342	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	4/12/2027	51.4	51.4	53.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Applied Integrated Technologies, Inc.	(#,^)	7120 Samuel Morse Dr #150, Columbia, MD 21046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2027	86.3	86.3	87.3	0.02%
Golden Hen Inc. dba Cafe	(#,^)	468 W. Cheltenham Ave, Philadelphia, PA 19126	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	44.7	44.7	45.4	0.01%
Landmark Ventures USA, Inc.	(#,^)	475 Park Ave South 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	129.4	129.4	130.9	0.04%
Bear Trail Lodge LLC	(#,^)	Mile 1 Bear Trail Rd, King Salmon, AK 99613	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	517.3	517.3	605.5	0.17%
The Altitude Group, LLC and Core Home Security, LLC	(#,^)	949 Clint Moore Rd, Unit 949A, Boca Raton, FL 33487	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	30.7	30.7	31.1	0.01%
Citizens Lanes, LLC	(#,^)	5100 Goodson Connector Rd, Union City, GA 30291	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/31/2042	607.2	607.2	569.0	0.16%
KWG Industries LLC dba Peterson & Marsh Metal Industries	(#,^)	330 Roycefield Rd Unit B, Hillsborough, NJ 08844	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2027	20.7	20.7	21.7	0.01%
Schafer Fisheries Inc.	(#,^)	21985 Waller Rd, Fulton, IL 61252	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	233.9	233.9	274.0	0.07%
Sea Smoke Barbeque, Corp and Danwen LLC	(#,^)	20 Island Farm Rd, Oak Bluffs, MA 02557	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	221.4	221.4	257.2	0.07%
Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham	(#,^)	1221 Kentucky Mills Dr, Louisville, KY 40299	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	989.0	989.0	1,158.4	0.32%
H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	(#,^)	5455 N 51st St., # 30, Glendale, AZ 85301	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	77.0	77.0	79.7	0.02%
Discount Price, LLC dba Robert's Market	(#,^)	2 Hill Rd, Franklin, NH 03235	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	193.1	193.1	224.8	0.06%
Douglas K. Soderblom . dba Loma Linda Optometry	(#,^)	25815 Barton Rdad, Unit C104, Loma Linda, CA 92354	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	69.0	69.0	70.7	0.02%
American Pharmaceutical Innovation Company, LLC	(#,^)	1425 Centre Circle, Downers Grove, IL 60515	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	4.9	4.9	4.9	—%
New England Country Day School, Inc. and Thomas D. Walker	(#,^)	27 Kenosia Ave, Danbury, CT 06810	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	352.5	352.5	409.0	0.11%
Heil & Hornik LLC dba Elysium Tennis	(#,^)	7637 C. Commerce Place, Plain City, OH 43064	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	868.7	868.7	1,007.4	0.27%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC dba Econo	(#,^)	421 S. Oak St., Pecos, TX 79772	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	388.0	388.0	454.5	0.12%
Denton Bio Fuels LLC and American Bio Source LLC	(#,^)	624 W. University Dr. Ste 359, TX, TX 76201	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	43.3	43.3	44.5	0.01%
JBK Truck Trailer and Bus Inc.	(#,^)	8669 South State Rd 67, Camby, IN 46113	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	83.0	83.0	96.1	0.03%
Color Graphic Press, Inc.	(#,^)	42 Main St., Nyack, NY 10960	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2027	82.8	82.8	86.8	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Executive Fitness & Nutrition Inc.	(#,^)	8610 Roosevelt Ave Ste 2, Jackson Heights, NY 11372	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	13.9	13.9	14.6	—%
Baton Rouge Cargo Services Inc. and 6507 Westport, LLC	(#,^)	6507 Westport Ave, Shreveport, LA 71129	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	597.5	597.5	696.4	0.19%
Vehicle Safety Supply LLC	(#,^)	707 Femimore Rd, Mamaroneck, NY 10543	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/21/2027	15.5	15.5	15.7	—%
Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc. T.C. of	(#,^)	5880 US Hwy6, Portage, IN 46368	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	220.6	220.6	231.2	0.06%
The Purple Cow House of Pancake Inc	(#,^)	6 & 10 Skowhegan Rd, Fairfield, ME 04937	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	150.3	150.3	175.8	0.05%
1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa M	(#,^)	6510 North BRdway, Saint Louis, MO 63147	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	453.0	453.0	457.0	0.12%
Dwayne Bernard Tate	(#,^)	1238 Woodcliff Court SW, Lilburn, GA 30047	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	7.2	7.2	7.5	—%
Elegant Occasions, LLC dba E Productions	(#,^)	3650 Coral Ridge Dr Units 103-104, Coral Springs, FL 33065	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	555.1	555.1	643.3	0.18%
Anthony LLC dba Star of Woodward Market	(#,^)	5730 Woodward Ave, Detroit, MI 48202	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	107.8	107.8	126.1	0.03%
Allegro Assisted Living Of Texas	(#,^)	3400 Remington Dr, Plano, TX 75023	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/6/2027	66.3	66.3	69.4	0.02%
Podium Auto Sales Inc and RRS Property, LLC	(#,^)	246 S. Dixie Hwy, Pompano Beach, FL 33060	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	85.0	85.0	98.3	0.03%
Weeping Willow Kennels, Inc and Aileen N Black	(#,^)	6041 Hammond School Rd, Salisbury, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	130.9	130.9	152.2	0.04%
SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	(#,^)	1001 E. Cooley Dr Ste 102, Colton, CA 92324	Truck Transportation	Term Loan	Prime plus 2.75%	2/28/2027	157.4	157.4	158.9	0.04%
Getting Even LLC dba The Zoo Health Club	(#,^)	377 South Willow St. Unit B2-1, Manchester, NH 03103	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	65.7	65.7	67.1	0.02%
McNally Enterprises Inc.	(#,^)	1010 N. Grove St., Anaheim, CA 92806	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/27/2027	43.9	43.9	44.9	0.01%
Teracore Inc.	(#,^)	3300 Holcomb Bridge Rd, Ste 226, Norcross, GA 30092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	111.8	111.8	112.8	0.03%
B & J Bicycle Shop Inc.	(#,^)	1620 E. Sample Rd, Pompano Beach, FL 33064	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	4.3	4.3	4.5	—%
TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	(#,^)	2235 S. Power Rd Ste 118, Mesa, AZ 85209	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	51.3	51.3	53.7	0.01%
3W Enterprises LLC	(#,^)	2727 Industrial Parkway, Elkhart, IN 46516	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	60.6	60.6	70.7	0.02%
Ameritube, LLC and Ravone Properties, LLC	(#,^)	1000 North State. Hwy 77, Hillsboro, TX 76645	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	173.1	173.1	202.5	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC	(#,^)	2808 Court St., Port Allen, LA 70767	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	231.3	231.3	269.6	0.07%
Marvic Enterprises Inc dba Jordan's Liquor	(#,^)	199 Taunton Ave, East Providence, RI 02914	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	204.7	204.7	238.2	0.06%
Sushiya Inc.	(#,^)	72 S. Main St, Hanover, NH 03755	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2027	12.8	12.8	13.1	—%
Maximo Canot dba Wash and Dry Laundrymat	(#,^)	34 Morningside Ave, Yonkers, NY 10703	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	128.7	128.7	150.1	0.04%
Harrison Logging Company LLC	(#,^)	255 Ray Crain Rd, Indian Mound, TN 37079	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	72.5	72.5	74.4	0.02%
8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	(#,^)	174-176 Mountain Ave, Springfield, NJ 07081	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	306.1	306.1	353.2	0.10%
DBMS Consulting, Inc.	(#,^)	164 West 83rd St. Units CF1 and CF2, New York, NY 10024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	173.1	173.1	199.8	0.05%
Chidlren's House Learning, Inc and Tarps Investment Group	(#,^)	720 Wilbraham Rd, Springfield, MA 01109	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2042	299.6	299.6	347.3	0.09%
Brandco, LLC	(#,^)	2151 Consulate Dr Ste 21, Orlando, FL 32837	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/31/2027	29.5	29.5	29.8	0.01%
Fave Realty Inc.	(#,^)	1875 Grand Ave, Baldwin, NY 11510	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	50.8	50.8	59.1	0.02%
SRC Publishing LLC	(#,^)	8690 Waterford Bend St., Las Vegas, NV 89123	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	15.2	15.2	15.3	—%
Fox Valley Rentals & Investments LLC and Brian M Tomaszewski	(#,^)	2906 E. Newberry St., Appleton, WI 54915	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/20/2042	39.6	39.6	45.9	0.01%
Jolibe LLC and Jolibe Atelier LLC	(#,^)	357 w 36th #401, New York, NY 10018	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	7.1	7.1	7.2	—%
Eickmann Management Group LLC dba Jimmy Johns of Dundee	(#,^)	568 Techumseh St., Dundee, MI 48131	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	67.2	67.2	70.4	0.02%
Fullbro Trust dba Menemsha Blues	(#,^)	2 Basin Rd, Chilmark, MA 02535	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	15.2	15.2	15.9	—%
Echelon Enterprises, Inc	(#,^)	16701 E. Iliff Ave, Aurora, CO 80013	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/10/2027	33.0	33.0	34.6	0.01%
Metropolitan Solutions Group Inc.	(#,^)	1420 Chestnut St., Portsmouth, VA 23704	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	255.9	255.9	293.4	0.08%
Means Enterprises LLC dba FastFrame Frisco	(#,^)	4112-4150 Legacy Dr/5729 Leabanon Rd Unit 412, Frisco, TX 75034	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	13.8	13.8	14.0	—%
Sempco, Inc.	(#,^)	51 -55 Lake St. Unit #2-6, Nashua, NH 03060	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	39.1	39.1	45.6	0.01%
Techni-Pro Institute LLC	(#,^)	414 NW 35th St., Boca Raton, FL 33431	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	126.3	126.3	128.3	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

New Chicago Wholesale Bakery, Inc.	(#,^)	795 Touhy Ave, Elk Grove Village, IL 60007	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	426.1	426.1	491.4	0.13%
Elita 7, LLC	(#,^)	16 Marble St., Worcester, MA 01603	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	669.9	669.9	778.1	0.21%
HMG Strategy, LLC	(#,^)	191 Post Rd West, Westport, CT 06880	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2026	31.5	31.5	31.8	0.01%
Trison Enterprises Inc.dba Lee's Automotive	(#,^)	13281 Aurora Ave N, Seattle, WA 98311	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	379.2	379.2	439.7	0.12%
AGG Management Team LLC dba Chevron	(#,^)	2615 S Dixie Hwy, West Palm Beach, FL 33401	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	266.4	266.4	311.1	0.08%
Wayfarer Bicycle LLC	(#,^)	118-120 Ocean Ave, New London, CT 06320	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	86.1	86.1	99.0	0.03%
Success Advertising Inc. dba Success Communivstion Gr	(#,^)	26 Eastmans Rd, Parsippany, NJ 07054	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	434.1	434.1	506.3	0.14%
Roast Beef Levittown LLC dba Arby's	(#,^)	2080 Hempstead Turnpike, East Meadow, NY 11554	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	141.3	141.3	147.7	0.04%
Mack Team Enterprises Inc.dba The UPS Store #6815	(#,^)	38200 Ave of the States, Fort Gordon, GA 30905	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	13.6	13.6	13.9	—%
Recycling Revolution,LLC	(#,^)	4190 Collins Rd, Unadilla, GA 31091	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	84.7	84.7	97.9	0.03%
eCommerce Direct, LLC	(#,^)	3440 Gannett Ave, Des Moines, IA 50321	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	516.9	516.9	527.2	0.14%
New Life Hospital LLC	(#,^)	17400 Red Oak Dr, Houston, TX 77090	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,134.0	1,134.0	1,324.2	0.36%
Imagine By Carleen Inc.	(#,^)	1404 Del Prado Blvd. Units 100 & 105, Cape Coral, FL 33990	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/8/2041	48.9	48.9	56.5	0.02%
Hanson's Greeks LLC	(#,^)	8132 N. 87th Place, Ste A, Scottsdale, AZ 85258	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	7.5	7.5	7.8	—%
Noso Development LLC	(#,^)	4 Walker Way, Albany, NY 12205	Construction of Buildings	Term Loan	Prime plus 2.75%	12/1/2026	53.5	53.5	53.9	0.01%
Quick Ship, LLC	(#,^)	448 W. 19th St, Houston, TX 77008	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	6.9	6.9	7.0	—%
Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence,LLC	(#,^)	1 Pebble Wood Lane, Palm Coast, FL 32164	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	63.4	63.4	74.1	0.02%
RD Management, LLC	(#,^)	2302 N. Kings Hwy, Myrtle Beach, SC 29572	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2026	140.8	140.8	142.4	0.04%
Imaginarium Foods LLC,	(#,^)	751 N. Cable Rd, Lima, OH 45805	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	347.6	347.6	404.2	0.11%
Usman Jalil, LLC dba Food Mart	(#,^)	147 N Washington St., Plainville, CT 06062	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	216.7	216.7	248.9	0.07%
Access Staffing, LLC	(#,^)	360 Lexington Ave 8th Floor, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	811.8	811.8	817.4	0.22%
CRK Mens, LLC dba Spiff for Men	(#,^)	750 Third Ave, New York, NY 10017	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	68.9	68.9	69.9	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

WPN Recycling Company LLC	(#,^)	5101 Andard Ave, Baltimore, MD 21226	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	14.8	14.8	15.5	—%
Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn -#281901	(#,^)	1835 Auburn Way N Ste B, Auburn, WA 98002	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	39.5	39.5	40.0	0.01%

Bouquet Restaurant LLC	(#,^)	519 Main St., Covington, KY 41011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	90.1	90.1	105.2	0.03%
JBK Truck Trailer and Bus Inc.	(#,^)	8669 S. State Rd 67, Camby, IN 46113	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	386.0	386.0	446.7	0.12%
Broms Asset Management LLC	(#,^)	215 East 79th St. Apt 9E, New York, NY 10075	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	82.0	82.0	82.6	0.02%
6E Technologies LLC	(#,^)	11001 West 120th Ave, Ste 400, Broomfield, CO 80020	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	101.3	101.3	104.7	0.03%
Skaggs RV Outlet LLC	(#,^)	301 Commerce Dr, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	65.9	65.9	68.9	0.02%
Catherine Christine Morin dba Purr-Fect Pets	(#,^)	1915 North Austin Ave, Georgetown, TX 78626	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	12.4	12.4	12.4	—%
Stratmar Systems Inc dba Stratmar Retail Services	(#,^)	109 Willett Ave, Port Chester, NY 10573	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2026	45.6	45.6	47.6	0.01%
Hoosier Health Plus, LLC	(#,^)	520 East 8th St., Anderson, IN 46012	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	60.0	60.0	62.7	0.02%
Hackensack Steel Corporation and Luzerne Ironworks Inc	(#,^)	300 Sly St., Swoyersville, PA 18709	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/10/2026	170.1	170.1	177.9	0.05%
Dyer Properties, LLC and Bayview Pharmacy, Inc.	(#,^)	3844 Post Rd, Warwick, RI 02886	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	223.1	223.1	257.3	0.07%
MIK LLC dba Firehouse Subs	(#,^)	17250 Royalton Rd, Strongsville, OH 44136	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	146.8	146.8	148.4	0.04%
Fine Line Interiors, Inc.	(#,^)	2530 SW 30th Ave, Hallandale Beach, FL 33009	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	59.6	59.6	69.5	0.02%
131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	(#,^)	13215 Miles Ave, Cleveland, OH 44105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	109.3	109.3	127.3	0.03%
Veracruz Shabo, LLC(EPC) Waterfalls Quick Lube LLC (OC)	(#,^)	1325 BRd St., Central Falls, RI 02863	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	110.0	110.0	127.9	0.03%
Glocecol LLC	(#,^)	10302 NW South River Dr, Bay #18, Miami, FL 33178	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	49.4	49.4	51.6	0.01%
Moolchan Enterprises LLC dba Staying Green	(#,^)	2650 S.W. 154 Ave, Davie, FL 33331	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	7.1	7.1	7.5	—%
Bloomquist Communications Inc.	(#,^)	131 East Trinity Place, Decatur, GA 30030	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	38.9	38.9	39.2	0.01%
Woodstock Enterprises Corp dba True Scent Candle Co	(#,^)	191 2nd Ave, Warwick, RI 02888	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	82.2	82.2	94.5	0.03%
Elite Structures Inc	(#,^)	401 Old Quitman Rd, Abel, GA 31620	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	173.0	173.0	184.6	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	(#,^)	200 North Branford Rd, Branford, CT 06405	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	276.6	276.6	289.2	0.08%
Worldwide Estate, Inc. dba Washington Heights Manor	(#,^)	10620 W. Greenwood Terrace, Milwaukee, WI 53224	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	207.7	207.7	242.6	0.07%
Gold Wind Logistics LLC	(#,^)	2830 Beech Daly Rd, Inkster, MI 48141	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	162.0	162.0	189.1	0.05%
Speaker City, Inc. dba Rollin Thunder	(#,^)	246 East Belt Blvd, Richmond, VA 23224	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	115.7	115.7	134.4	0.04%
Maine Service Corp	(#,^)	59-22 55th St., Maspeth, NY 11378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	106.8	106.8	111.5	0.03%
Justin Partlow	(#,^)	100 Independence Place, Ste 414, Tyler, TX 75703	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	12.7	12.7	12.8	—%
Reliable Recovery Services LLC	(#,^)	2401 West Mcdowell Rd, Phoenix, AZ 85009	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	73.2	73.2	75.2	0.02%
Ailky Corporation	(#,^)	352 Beford St., Lakeville, MA 02347	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	154.2	154.2	156.6	0.04%
Wyspen Corporation dba Charlestown Ace	(#,^)	5 Austin St., Charlestown, MA 02129	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	23.4	23.4	23.6	0.01%
JJA Transportation Management Inc.	(#,^)	15 Church St., Upland, PA 19015	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	30.9	30.9	31.9	0.01%
Seaway LLC and Reklaw LLC dba Allure Lounge	(#,^)	415 -417 Halsey Dr, Newark, NJ 07102	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	126.9	126.9	149.9	0.04%
CNC Precision Machine, Inc.	(#,^)	18360 Industrial Circle, Burton, OH 44021	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,178.3	1,178.3	1,386.5	0.38%
Beadon Inc	(#,^)	2601 Old Ocean City Rd, Salisbury, MD 21804	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	14.4	14.4	15.1	—%
Kyle M Walker DDS, PC	(#,^)	1402 West Park Ave, Orange, TX 77630	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	157.1	157.1	162.7	0.04%
Luv 2 Play Nor Cal, LLC dba Luv 2 Play	(#,^)	82 Clarksville Rd, Folsom, CA 95630	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/27/2026	36.2	36.2	37.5	0.01%
Reynolds Fence & Guardrail Inc.	(#,^)	9320 Machado Dr, Indian Trail, NC 28079	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2026	403.9	403.9	423.1	0.12%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	(#,^)	24201 North Hwy 1, Fort Bragg, CA 95437	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	5.8	5.8	6.1	—%
TPFC,LLC dbaThe Picture Frame Company	(#,^)	5957 Glenway Ave, Cincinnati, OH 45238	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	54.2	54.2	63.8	0.02%
PeopleBest Inc.	(#,^)	19442 Mesa Dr, Villa Park, CA 92861	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2026	9.6	9.6	9.9	—%
Cuppiecakes LLC	(#,^)	313 S Main St., McGregor, TX 76557	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	20.8	20.8	24.4	0.01%
Wrecking Crew Media LLC	(#,^)	229 Commercial Ave, Pittsburgh, PA 15212	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	32.1	32.1	33.1	0.01%
Benoit's Towing and Recovery LLC	(#,^)	301 Tabor Rd, Swanton, VT 05488	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/20/2026	5.4	5.4	5.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Metropet Dog Center, Inc	(#,^)	2057 West Shore Rd, Warwick, RI 02889	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	100.8	100.8	118.6	0.03%
Animal Intrusion Prevention Systems Holding Company, LLC dba Critter C	(#,^)	1362-1366 W. Carrier Parkway, Grand Prairie, TX 75050	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	86.5	86.5	89.6	0.02%
Raem Corporation dba Dryclean Express	(#,^)	557 West Whitney Rd, Fairport, NY 14450	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	66.8	66.8	78.7	0.02%
Warren Dale Warrington dba Custom Paint and Body	(#,^)	705 S Market Ave, Fort Pierce, FL 34982	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	93.3	93.3	109.8	0.03%
Albert Basse Associates Inc	(#,^)	175 Campanelli Parkway, Stoughton, MA 02072	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	8/25/2026	39.1	39.1	41.0	0.01%
Rosmel Pools Inc	(#,^)	9300 NW 25th St. Ste 103, Miami, FL 33172	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	14.3	14.3	14.8	—%
Avery Management Inc. dba Whetstone Upholstery	(#,^)	1122 N Bloulevard, Richmond, VA 23230	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	6.5	6.5	6.7	—%
TR Companies LLC dba Liberty Rental 4 U	(#,^)	410 N Church Rd, Liberty, MO 64068	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	31.4	31.4	32.4	0.01%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(#,^)	726-740 South Fleming St., Sebastian, FL 32958	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2041	492.0	492.0	580.8	0.16%
Luv 2 Play Temecula, LLC	(#,^)	26469 Ynez Rd, Temecula, CA 92591	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/15/2026	39.4	39.4	40.7	0.01%
Grayson O Company	(#,^)	6509 Newell Ave, Kannapolis, NC 28082	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	575.7	575.7	679.1	0.19%
Paul Belanger dba Paul Belanger Landscaping	(#,^)	2595 Military Ave, Los Angeles, CA 90064	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	9.5	9.5	9.8	—%
The Hungry Rhino LLC	(#,^)	47 South Main St., Windsor Locks, CT 06096	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	70.1	70.1	82.4	0.02%
USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	2290 NW 21st Terrace, Miami, FL 33142	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	14.1	14.1	14.6	—%
303 Tower Drive LLC	(#,^)	303 Tower Dr, Ste A, Middletown, NY 10941	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	367.9	367.9	433.5	0.12%
Little Tree Huggers Child Care LLC	(#,^)	38620 9 Mile Rd, Farmington Hills, MI 48335	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	128.7	128.7	151.8	0.04%
676 Club LP dba The Green Door Tavern/The Drifter	(#,^)	676 and 678 North Orleans ST, Chicago, IL 60654	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	622.6	622.6	734.0	0.20%
Intrepid Trinity LLC	(#,^)	680 Douglas Ave, Providence, RI 02908	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	57.5	57.5	67.6	0.02%
Apple Tree NC Inc dba Williams Farm & Garden Center	(#,^)	1309 Old Cherry Point Rd, New Bern, NC 28560	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	319.3	319.3	374.7	0.10%
EPEC Juice LLC dba Jamba Juice	(#,^)	810 Ninth St., Ste 128, Durham, NC 27705	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	52.2	52.2	53.9	0.01%
Pinco Pizza LLC dba Jet's Pizza	(#,^)	10845 N. Tatum Blvd Ste A 100, Phoenix, AZ 85028	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	45.9	45.9	48.2	0.01%
JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	(#,^)	1 West Main St., Patchogue, NY 11772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	82.1	82.1	84.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Robert G Larson State Farm Insurance	(#,^)	7922 Jamaica Ave, Woodhaven, NY 11421	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	14.1	14.1	14.5	—%
My Sainath Inc dba Motel 6	(#,^)	1008 E Crest Dr, Waco, TX 76705	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	282.9	282.9	333.4	0.09%
Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Sho	(#,^)	1502 Hwy 157, Mansfield, TX 76063	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	9.8	9.8	10.2	—%
Franklin Firm LLC dba Luv 2 Play	(#,^)	1310 East Stan Schleuter Loop, Killeen, TX 76542	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	149.5	149.5	175.9	0.05%
RM Hawkins LLC dba Pure Water Tech West	(#,^)	5140 Topaz Dr, Colorado Springs, CO 80918	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/7/2026	31.1	31.1	32.6	0.01%
Nevey's LLC dba Stark Food III	(#,^)	6315 W. Fond Du Lac Ave, Milwaukee, WI 53218	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	270.6	270.6	319.0	0.09%
P L H Pharmaco Inc dba Farmacia San Jose	(#,^)	149 48th St., Union City, NJ 07087	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	102.3	102.3	107.2	0.03%
Martin Inventory Management LLC	(#,^)	304 1/2 Main St., Edgefield, SC 29824	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	15.2	15.2	16.0	—%
VMA Technologies LLC	(#,^)	120 South Serenata Dr Unit 332, Ponte Vedra Beach, FL 32082	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	13.8	13.8	14.2	—%
Corning Lumber Company Inc and Frank R Close and Son Inc dba Close Pai	(#,^)	1314 Sixth St., Orland, CA 95963	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	144.4	144.4	155.5	0.04%
Desert Tacos LLC	(#,^)	245 East Bell Rd Ste A-2, Phoenix, AZ 85022	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	62.6	62.6	65.4	0.02%
WGI, LLC dba Williams Grant Inn	(#,^)	154 High St., Bristol, RI 02809	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	113.3	113.3	133.3	0.04%
O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	(#,^)	626 Delsea Dr N, Glassboro, NJ 08028	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	86.4	86.4	89.3	0.02%
KWG Industries, LLC dba Peterson & Marsh Metal Industries	(#,^)	330 Roycefield Rd, Unit B, Hillsborough, NJ 08844	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2041	279.1	279.1	328.7	0.09%
JumboMarkets Inc dba Rines Jumbomarkets	(#,^)	15500 SW Trail Dr, Indiantown, FL 34956	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/24/2026	30.9	30.9	31.8	0.01%
Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	(#,^)	1431 11th Ave SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	92.9	92.9	109.4	0.03%
Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	(#,^)	27 Main St., Monroe, CT 06468	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	457.2	457.2	535.1	0.15%
Visual Advantage LLC dba Signs Now Perryberg	(#,^)	23248 Dunbridge Rd, Perrysburg, OH 43443	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	83.7	83.7	98.2	0.03%
Long Island Comedy LLC dba Governors and New York Comedy, LLC	(#,^)	90 A Division Ave, Levittown, NY 11756	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	173.5	173.5	203.7	0.06%
Bagelicious, LLC	(#,^)	945 S Main St, Cheshire, CT 06410	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	33.7	33.7	34.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle Tr	(#,^)	377 Boston Post Rd, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	332.8	332.8	342.6	0.09%
NKJ Lusby Donuts LLC	(#,^)	174 Village Center Dr, Lusby, MD 20657	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/16/2026	13.9	13.9	14.3	—%
Jai-Alexia Consulting, Inc.	(#,^)	14660 Paddock Dr, Wellington, FL 33414	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	7.3	7.3	7.5	—%
Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	(#,^)	1137 West St., Southington, CT 06489	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	468.7	468.7	518.8	0.14%
Luv 2 Play AZ LLC	(#,^)	15495 Bell Rd, Surprise, AZ 85374	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	41.9	41.9	43.8	0.01%
Refoleen Inc dba Spice and Tea Exchange	(#,^)	849 East Commerce St., Ste 121, San Antonio, TX 78205	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	53.3	53.3	54.9	0.01%
Larry H. Patterson and Rainbow Movers, Inc	(#,^)	2325 Hollers Ave, Bronx, NY 10475	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	13.9	13.9	14.3	—%
Solvit Inc and Solvit North Inc	(#,^)	65 Farmington Valley Dr, Plainville, CT 06062	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/3/2026	152.3	152.3	157.9	0.04%
AP5 LLC dba Krauser's Food Store	(#,^)	5 Pond Point Rd, Milford, CT 06460	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	177.7	177.7	209.2	0.06%
ATI Jet Inc	(#,^)	7007 Boeing Dr, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	355.9	355.9	368.5	0.10%
Angelo Faia dba AVF Construction	(#,^)	55 Arbour Lane, Sewell, NJ 08080	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	91.0	91.0	106.8	0.03%
Premier Athletic Center of Ohio, Inc	(#,^)	8957 Kingsridge Dr, Centerville, OH 45459	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	53.3	53.3	55.7	0.02%
Jack Frost Firewood Inc. and David Dubinsky	(#,^)	3168 Holland Rd, Virginia Beach, VA 23453	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	188.8	188.8	221.4	0.06%
Southwest Division Inc	(#,^)	2103 NE 3rd Terrace, Cape Coral, FL 33909	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	5.0	5.0	5.2	—%
International Kitchen Supply LLC	(#,^)	3466 North Hwy 11, West Union, SC 29696	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	119.9	119.9	124.3	0.03%
Groth Lumber Co. Inc. dba True Value	(#,^)	6747 Pacific Ave, Wright, MN 55798	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/25/2026	13.7	13.7	14.3	—%
Island Life Graphics Inc dba FASTSIGNS #576	(#,^)	1925 S 14th St. No. 7, Amelia Island, FL 32034	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	13.7	13.7	14.1	—%
Powerspec Inc	(#,^)	1 Linsley Place, Metuchen, NJ 08840	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	52.9	52.9	54.4	0.01%
Horseshoe Barbecue, LLC	(#,^)	6555, 6565, 6575 N. Sandario Rd, Tucson, AZ 85743	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	6.3	6.3	6.7	—%
Pro Auto Repair LLC	(#,^)	204 F St. SW, Quincy, WA 98848	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/20/2026	4.5	4.5	4.7	—%
Elderfriend Inc dba Granny Nannies dba GN Live Scan	(#,^)	1499 W. Palmetto Park Rd., Ste #115, Boca Raton, FL 33486	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	7.8	7.8	8.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

National Air Cargo Holdings Inc	(#,^)	5955 TG Lee Blvd., Ste 500, Orlando, FL 32822	Air Transportation	Term Loan	Prime plus 2.75%	5/20/2026	70.8	70.8	74.0	0.02%
Dedicated Incorporated	(#,^)	2916 North 39th St., Phoenix, AZ 85019	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	42.6	42.6	50.0	0.01%
J&A Laundromat Inc.	(#,^)	225 East Park Ave, Long Beach, NY 11561	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/18/2026	41.1	41.1	42.5	0.01%
HBA LLC dba Palmetto Twist-Vista	(#,^)	1225-1229 Lincoln St., Columbia, SC 29201	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	11.8	11.8	12.2	—%
FJN Catering Inc	(#,^)	106 Main St., Mineola, NY 11951	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	243.1	243.1	286.3	0.08%
Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	(#,^)	11 Kirby Rd, Cromwell, CT 06419	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	121.3	121.3	142.3	0.04%
Sabir Inc. dba Bear Diner	(#,^)	603 Pulaski Hwy, Bear, DE 19701	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	113.2	113.2	133.1	0.04%
Keller, Fishback & Jackson LLP	(#,^)	28720 Canwood St., Agoura Hills, CA 91301	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	77.4	77.4	81.0	0.02%
Loriet LLC	(#,^)	5001 Vivienda Way, Sarasota, FL 34235	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	4.5	4.5	4.6	—%
Hard Exercise Works Winter Park LLC	(#,^)	11551 University Blvd, Ste. 4C Building 1, Orlando, FL 32817	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	24.5	24.5	25.2	0.01%
Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	(#,^)	401 East City Ave Ste 122, Bala Cynwyd, PA 19004	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	13.5	13.5	13.9	—%
Warner Home Comfort, LLC dba Smith Piping	(#,^)	1571 Canton Rd., NW, Carrollton, OH 44615	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	75.4	75.4	88.4	0.02%
Alpha Omega Trucking LLC	(#,^)	14432-52 State Line Rd, Brookings, OR 97415	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	160.5	160.5	189.0	0.05%
May-Craft Fiberglass Products Inc	(#,^)	96 Hillsboro Rd, Four Oaks, NC 27524	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	4/29/2041	226.2	226.2	266.3	0.07%
Empowerschool LLC and Empower Autism Academy, LLC	(#,^)	1250 South A. W. Grimes Rd, Round Rock, TX 78665	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	138.8	138.8	163.4	0.04%
Pecos Inn LLC dba Econo Lodge	(#,^)	2207 W Third St., Pecos, TX 79772	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	621.9	621.9	731.6	0.20%
Costume World Inc	(#,^)	950 South Federal Hwy, Deerfield Beach, FL 33441	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,153.3	1,153.3	1,358.0	0.37%
Accent Comfort Services, LLC	(#,^)	5035-C West W. T. Harris Blvd, Charlotte, NC 28269	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	54.1	54.1	55.6	0.02%
Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	(#,^)	27-29 Cooper St., Meriden, CT 06053	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	228.4	228.4	267.0	0.07%
AAA Mill Direct, Inc. dba Carpet Mill Outlets	(#,^)	1 North Armistead Ave, Hampton, VA 23669	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	4.7	4.7	4.9	—%
Sushiya Inc	(#,^)	72 South Main St., Hanover, NH 03755	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	52.6	52.6	54.4	0.01%
KNS Early Learning Academy LLC	(#,^)	57 Merritt St. SE, Marietta, GA 30060	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	46.7	46.7	54.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Waterfalls Quick Lube LLC and Veracruz Shabo LLC	(#,^)	1325 BRd St., Central Falls, RI 02863	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	247.3	247.3	290.7	0.08%
Christian Soderquist dba Soderquist Plumbing and Heating LLC	(#,^)	7 Oak Dr, Sandy Hook, CT 06482	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	51.7	51.7	60.9	0.02%
Vehicle Safety Supply LLC	(#,^)	15 East 72nd St., Ste 14-H, New York, NY 10021	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	13.3	13.3	13.7	—%
Cameo Carter, MD A Professional Corporation dba The Garden Pediatric G	(#,^)	101 East Redlands Blvd., Ste 106, Redlands, CA 92373	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	44.4	44.4	45.7	0.01%
Dana A. Farley dba Independent Cabinets	(#,^)	5805 NE Minder Rd, Poulsbo, WA 98370	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	58.4	58.4	68.8	0.02%
Men of Steel Enterprises LLC and Vogelbacher Properties LLC	(#,^)	2039 US Route 130, Burlington, NJ 08016	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	358.8	358.8	418.8	0.11%
MTS Car Service LLC	(#,^)	9 Gibson Court Apt# 1, Norwalk, CT 06854	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	6.2	6.2	6.4	—%
Tom Sawyer Country Restaurant LLC and AM 3208 LLC	(#,^)	3208 Forest Hills Blvd, Palm Springs, FL 33406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2041	234.5	234.5	276.0	0.08%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette’s-West P	(#,^)	550 Rosemary Ave, Ste 236, West Palm Beach, FL 33410	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	55.5	55.5	57.3	0.02%
Wyldewood Cellars, Inc.	(#,^)	951 East 119th St, Mulvane, KS 67120	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	960.0	960.0	1,122.2	0.31%
NOSO Development, LLC	(#,^)	4 Walker Way, Albany, NY 12205	Construction of Buildings	Term Loan	Prime plus 2.75%	3/30/2026	120.2	120.2	123.5	0.03%
Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	(#,^)	162 Danielson Pike, Foster, RI 02825	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	13.5	13.5	14.1	—%
Barrocas Gym LLC dba Snap Fitness	(#,^)	260 West Main St., Avon, CT 06001	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	11.4	11.4	11.8	—%
PHCDC1 LLC dba Quarter + Glory and Public House Collective, Corp.	(#,^)	2017 14th St. NW, Washington, DC 20009	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2026	30.8	30.8	31.9	0.01%
Marathon Engineering Corporation	(#,^)	5615 2nd St. W, Lehigh Acres, FL 33971	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	41.0	41.0	48.2	0.01%
Revolution Physical Therapy LLC dba Apex Network Physical Therapy	(#,^)	2705 Dougherty Ferry Rd Ste 104, St. Louis, MO 63122	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	13.5	13.5	13.9	—%
ActKnowledge, Inc	(#,^)	365 5th Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	74.0	74.0	77.3	0.02%
International Construction Inc	(#,^)	53955 Gratiot Ave, Chesterfield, MI 48051	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	43.2	43.2	50.6	0.01%
Precious Care LLC and Precious Care Management LLC	(#,^)	186-06 Union Turnpike, Fresh Meadows, NY 11364	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	328.5	328.5	337.7	0.09%
Kekoa Enterprises Inc dba Signarama Sandy	(#,^)	8942 South 700 East, Sandy, UT 84070	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	29.3	29.3	30.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	(#,^)	330 West Harden St., Graham, NC 27253	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	73.6	73.6	86.6	0.02%
Brian T Rice dba BD Logging	(#,^)	800 3rd St Apt B, St Marys, WV 26170	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	1.1	1.1	1.1	—%
R & D Enterprises Inc dba My Pool Man	(#,^)	291 North Texas Ave., Orlando, FL 32805	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	29.6	29.6	30.4	0.01%
Mustafa Inc and Raouf Properties LLC	(#,^)	3538 Pin Oak Dr, San Antonio, TX 78229	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	68.3	68.3	80.2	0.02%
HEWZ, LLC dba Hard Exercise Works	(#,^)	5684 West Sample Rd, Coral Springs, FL 33071	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/14/2026	13.3	13.3	13.6	—%
Dupre Capital LLC dba Fastsigns	(#,^)	215 Quartermaster Court, Jeffersonville, IN 47130	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	34.6	34.6	35.5	0.01%
ABCs & 123s Infant and Child Care Center LP	(#,^)	13419 Hwy 290E., Bldg 5, Manor, TX 78653	Social Assistance	Term Loan	Prime plus 2.75%	3/11/2026	6.7	6.7	6.8	—%
Step Up Academy of the Arts LLC	(#,^)	2558 Wigwam Pkwy Ste A, Henderson, NV 89074	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	4.8	4.8	4.9	—%
Faith Summit Supply Inc dba Summit Supply and Summit True Value	(#,^)	8584 US Business Hwy 277, Haskell, TX 79521	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	13.3	13.3	13.8	—%
Swerve Salon LLC	(#,^)	1419 N Wells St., Chicago, IL 60610	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	46.8	46.8	48.1	0.01%
J & W Hardwood Flooring Inc	(#,^)	14967 Madison St, Brighton, CO 80602	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	4.4	4.4	4.6	—%
Hueston and Company CPA LLC	(#,^)	8792 East State Rd 70, Ste B, Bradenton, FL 34202	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/4/2026	3.9	3.9	4.0	—%
Labmates LLC and POV Holdings LLC	(#,^)	141 Watertown Rd, Thomaston, CT 06787	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/4/2041	99.6	99.6	117.1	0.03%
The River Beas, LLC dba Subway and Punam Singh	(#,^)	5516 Baltimore Ave, Hyattsville, MD 20781	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	123.2	123.2	144.8	0.04%
Living Essentials HVAC Corp	(#,^)	42 West St., Apt 24, Randolph, MA 02368	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	8.8	8.8	9.0	—%
Consulting Solutions, Inc. and Mark Luciani	(#,^)	3000 N Federal Hwy, STE 1, Fort Lauderdale, FL 33306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	5.7	5.7	5.9	—%
Powerpits CS1, LLC dba Pita Pit	(#,^)	2008 S Texas Ave, College Station, TX 77840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2026	0.8	0.8	0.8	—%
Drug Detection Laboratories, Inc. and Minh Tran	(#,^)	9700 Business Park Dr, Sacramento, CA 95827	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	11.6	11.6	11.9	—%
Aaradhya LLC dba Market Square Laundry	(#,^)	7727 Crittenden St., Philadelphia, PA 19118	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	45.2	45.2	46.4	0.01%
Blackstones Hairdressing LLC	(#,^)	2 Ave of the Americas, New York, NY 10013	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	30.6	30.6	31.5	0.01%
R & K Contracting Inc	(#,^)	3605 NW 31st Ave, Fort Lauderdale, FL 33309	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	9.2	9.2	9.6	—%
Jersey Shore Marina & Boat Sales, Inc.	(#,^)	841 Route 70 East, Brick, NJ 08724	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	570.1	570.1	670.2	0.18%
Ei3 Corporation	(#,^)	136 Summit Ave, Montvale, NJ 07645	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	190.9	190.9	199.2	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	(#,^)	2250 Warrensville Center Rd, University Heights, OH 44118	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	222.4	222.4	236.6	0.06%
Base USA, Inc.	(#,^)	2215 NW 2nd Ave, Miami, FL 33127	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/2/2026	29.2	29.2	30.5	0.01%
SuzyQue's LLC dba SuzyQue's	(#,^)	34 South Valley Rd, West Orange, NJ 07052	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	12.9	12.9	13.4	—%
Wildflour Bakery & Cafe LLC	(#,^)	5137 Clareton Dr., Ste 100, Agoura Hills, CA 91301	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	36.0	36.0	37.5	0.01%
Tammy Lavertue	(#,^)	24 Wakefield St., Rochester, NH 03867	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/28/2026	6.4	6.4	6.7	—%
Gendron Funeral and Cremation Services, Inc.	(#,^)	135 North Lime Ave, Sarasota, FL 34237	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/11/2041	102.4	102.4	120.3	0.03%
Dolarian Realty LLC and OV's Restaurant Inc	(#,^)	34 Old Colony Ave, East Taunton, MA 02718	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	61.5	61.5	72.4	0.02%
Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	(#,^)	1196 Inverness Lane, Stow, OH 44224	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	63.8	63.8	65.9	0.02%
MCF Forte LLC	(#,^)	1245 W Baseline Rd Unit 105, Mesa, AZ 85202	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	10.6	10.6	10.9	—%
Panditos LLC dba White Lotus Home	(#,^)	431 Raritan Ave, Highland Park, NJ 08904	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	9.0	9.0	9.2	—%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	(#,^)	24201 North Hwy 1, Fort Bragg, CA 95437	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	92.8	92.8	108.7	0.03%
800 on the Trax LLC and Matrix Z LLC	(#,^)	800 SW 21st Terrace, Fort Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	228.7	228.7	267.5	0.07%
Joyce Outdoor Advertising Chicago LLC	(#,^)	2443 West 16th St., Chicago, IL 60608	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	272.7	272.7	319.0	0.09%
Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Ga	(#,^)	8957 Kingsridge Dr, Centerville, OH 45459	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	621.1	621.1	664.5	0.18%
Hattingh Incorporated dba Prosthetic Care Facility	(#,^)	4415 Woodridge Pkwy, Ste 180, Leesburg, VA 20176	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	10.2	10.2	10.5	—%
Trip Consultants U.S.A. Inc.	(#,^)	311 85th St., Brooklyn, NY 11209	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	94.3	94.3	96.7	0.03%
Accent Tag and Label Inc	(#,^)	2201 Rittenhouse St, Des Moines, IA 50321	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	600.6	600.6	703.1	0.19%
Labmates LLC	(#,^)	141 Watertown Rd, Thomaston, CT 06787	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/18/2040	147.2	147.2	172.7	0.05%
Sourceco Limited Liability Company	(#,^)	17 Palmer Ave, West Long Branch, NJ 07764	Merchant Wholesalers, Nondurable Goods	Term Loan	6.5%	12/17/2025	24.5	24.5	23.7	0.01%
Moments to Remember USA LLC dba Retain Loyalty	(#,^)	1250 Sanders Ave SW, Massillon, OH 44646	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	49.1	49.1	51.0	0.01%
New York Home Health Care Equipment, LLC	(#,^)	30 Hopper St., Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	582.9	582.9	606.8	0.17%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Abitino's JFK LLC dba Abitino's	(#,^)	Terminal 8 JFK ExpressWay Airport, Jamaica, NY 11430	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	41.0	41.0	41.0	0.01%
JAG Unit 1, LLC	(#,^)	1 West Main St., Patchogue, NY 11772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	150.1	150.1	153.8	0.04%
Swalm Street LLC and New York Home Health Care Equipment LLC	(#,^)	30 Hopper St., Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	7.5%	12/16/2040	363.0	363.0	340.6	0.09%
DC Enterprises Ltd. dba Lakeview True Value	(#,^)	318 North F St., Lakeview, OR 97630	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	12.8	12.8	13.3	—%
Basista Family Limited Partnership and UPE, Inc.	(#,^)	3401 Brecksville Rd, Richfield, OH 44286	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	310.2	310.2	363.0	0.10%
Cares, Inc dba Dumpling Grounds Day Care Center	(#,^)	4508 Blakiston St., Philadelphia, PA 19136	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2025	4.3	4.3	4.4	—%
Custom Exteriors, Inc.	(#,^)	2142 Rheem Dr, Ste E, Pleasanton, CA 94588	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/9/2025	56.7	56.7	58.5	0.02%
Sushiya, Inc.	(#,^)	72-74 South Main St., Hanover, NH 03755	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	61.7	61.7	63.6	0.02%
LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	(#,^)	880 Lowcountry Blvd, Mount Pleasant, SC 29464	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	454.8	454.8	533.0	0.15%
Japp Business Inc dba Pick and Eat and Japp Drink Corp.	(#,^)	4179 BRdway, New York, NY 10033	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	75.7	75.7	78.1	0.02%
DWeb Studio, Inc.	(#,^)	10800 E. Bethany Dr, Ste 275, Aurora, CO 80014	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	6.3	6.3	6.4	—%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(#,^)	726-740 South Fleming St., Sebastian, FL 32958	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	11/23/2040	738.3	738.3	693.2	0.19%
Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	(#,^)	3105 107th Ave, Doral, FL 33178	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	50.1	50.1	51.5	0.01%
S.B.B. Enterprises Inc dba Williamston Hardware	(#,^)	139 S Putnam St., Williamston, MI 48895	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	98.1	98.1	114.2	0.03%
Key Pix Productions Inc. dba Air Bud Entertainment	(#,^)	22525 Pacific Coast Hwy, Malibu, CA 90265	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	11/18/2040	497.4	497.4	583.8	0.16%
Green Life Lawnscapes LLC dba Green Life Lawn Care	(#,^)	1820 NE Jensen Beach Blvd, Jensen Beach, FL 34957	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	80.1	80.1	83.4	0.02%
JumboMarkets Inc dba Rines Jumbomarkets	(#,^)	15500 SW Trail Dr, Indiantown, FL 34956	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/4/2025	171.1	171.1	178.1	0.05%
Financial Network Recovery Inc	(#,^)	250 E Easy St. Ste 1, Simi Valley, CA 93065	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	22.0	22.0	22.6	0.01%
ADMO Inc dba Mid States Equipment	(#,^)	16180 Westwoods Business Park, Ellisville, MO 63021	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	12.4	12.4	12.7	—%
Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas Cit	(#,^)	7748 Troost Ave, Kansas City, MO 64131	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	45.6	45.6	49.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	(#,^)	1838 Adee Ave, Baychester, NY 10469	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	128.5	128.5	151.6	0.04%
R.H. Hummer Jr., Inc.	(#,^)	2141 P Ave, Williamsburg, IA 52361	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	220.4	220.4	230.1	0.06%
Binky's Vapes LLC	(#,^)	10539 Greenbelt Rd Ste 102, Lanham, MD 20706	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	12.2	12.2	12.7	—%
Greensward of Marco Inc.	(#,^)	54 Marco Lake Dr, Marco Island, FL 34146	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	78.3	78.3	92.3	0.03%
RIM Investments LLC and RIM Architects LLC	(#,^)	645 G St. Ste 400, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	359.1	359.1	423.2	0.12%
Prestigious LifeCare for Seniors LLC	(#,^)	5701 North Pine Island Rd, Tamarac, FL 33321	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	5.3	5.3	5.5	—%
Daniel W. Stark dba Mountain Valley Lodge and RV Park	(#,^)	223 Hwy 80, Rodeo, NM 88056	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	12.1	12.1	14.3	—%
St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	(#,^)	10 West Orvis St., Massena, NY 13662	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	562.4	562.4	662.1	0.18%
Finish Strong Inc dba FASTSIGNS St Peters	(#,^)	98 North Hillview Dr, St Peters, MO 63376	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	27.1	27.1	28.0	0.01%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 6475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	26.8	26.8	27.9	0.01%
IIoka Inc dba New Cloud Networks	(#,^)	160 Inverness Dr W Ste 150, Englewood, CO 80112	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/21/2025	361.9	361.9	374.9	0.10%
Vanderhoof LLC dba Soxfords	(#,^)	11 Sellecks Walk, Pound Ridge, NY 10576	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	8.2	8.2	8.5	—%
MiJoy Inc dba Imo's Pizza	(#,^)	215 South Kirkwood Rd, Kirkwood, MO 63122	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	4.5	4.5	4.6	—%
Naeem Khan LTD	(#,^)	260 West 36h St., New York, NY 10018	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	67.7	67.7	70.1	0.02%
FirstVitals Health and Wellness Inc	(#,^)	1288 Ala Moana Blvd Ste 27E, Honolulu, HI 96814	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	87.6	87.6	90.7	0.02%
Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	(#,^)	170 Main St., North Kingstown, RI 02852	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	126.0	126.0	148.4	0.04%
Empower Autism Academy	(#,^)	1250 South A. W. Grimes Rd, Round Rock, TX 78665	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	616.4	616.4	726.2	0.20%
Elite Institute LLC dba Huntington Learning Center	(#,^)	13526 Village Park Dr Ste 214, Orlando, FL 32837	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	8.1	8.1	8.4	—%
God Be Glorified Inc dba GBG Inc	(#,^)	40 West. 162nd St, South Holland, IL 60473	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	28.2	28.2	29.3	0.01%
GDP Gourmet LLC dba Joe and John's Pizza Restaurant	(#,^)	136 New Jersey Ave, Absecon, NJ 08201	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	130.0	130.0	153.0	0.04%
Gold Jet Corp.	(#,^)	2472 BRdway, New York, NY 10025	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	38.1	38.1	39.6	0.01%
SKJ Inc dba Subway	(#,^)	401 S Woodlawn Ave, Bloomington, IN 47401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	48.4	48.4	50.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

LP Industries Inc dba Childforms	(#,^)	110 Charleston Dr, Mooresville, NC 28117	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	72.3	72.3	75.3	0.02%
Beale Street Blues Company-West Palm Beach LLC dba Lafayette's-West Pa	(#,^)	550 Rosemary Ave, Ste 236, West Palm Beach, FL 33401	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	34.7	34.7	36.0	0.01%
Free Ion Advisors LLC	(#,^)	322 Evandale Rd, Scarsdale, NY 10583	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	33.7	33.7	34.9	0.01%
Murrayville Donuts, Inc dba Dunkin' Donuts	(#,^)	2304 N College Rd, Wilmington, NC 28405	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/15/2040	329.1	329.1	387.0	0.11%
Union 2 LLC dba The Standard	(#,^)	1520 BRdway, Fort Myers, FL 33901	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	57.8	57.8	60.1	0.02%
Jonathan E Nichols and Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Dr, Memphis, TN 38134	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	38.7	38.7	40.3	0.01%
Thrifty Market, Inc. dba Thrifty Foods	(#,^)	702 10th St, Wheatland, WY 82201	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	206.2	206.2	223.8	0.06%
Summit Beverage Group LLC	(#,^)	211 Washington Ave, Marion, VA 24354	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	215.7	215.7	234.3	0.06%
CEM Autobody LLC dba Dawn's Autobody	(#,^)	7 Division St, Keyport, NJ 07735	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	121.0	121.0	142.3	0.04%
TJU-DGT Inc dba The Lorenz Cafe	(#,^)	714-718 Lorenz Ave, Pittsburgh, PA 15220	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	14.5	14.5	15.6	—%
SofRep, Inc dba Force 12 Media	(#,^)	930 Tahoe Blvd Ste 802-543, Incline Village, NV 89451	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	35.7	35.7	36.9	0.01%
Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	(#,^)	13886 Campo Rd, Jamul, CA 91935	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	339.7	339.7	399.8	0.11%
E & G Enterprises LLC dba Comfort Keepers	(#,^)	220 Middle St., Franklin, VA 23851	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	11.6	11.6	12.0	—%
Ohs Auto Body, Inc. dba Ohs Body Shop	(#,^)	3560 Hwy 93 South, Kalispell, MT 59901	Repair and Maintenance	Term Loan	7.22%	6/25/2040	1,093.3	1,093.3	1,026.2	0.28%
Wolf Enviro Interests, LLC and Enviromax Services Inc	(#,^)	18002 Mueschke Rd, Cypress, TX 77433	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	220.3	220.3	258.4	0.07%
Evinger PA One, Inc. dba Postal Annex, Falcon	(#,^)	7661 McLaughlin Rd, Falcon, CO 80831	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	11.6	11.6	12.0	—%
RJI Services, Inc.	(#,^)	353 E Angeleno Ste G, Burbank, CA 91502	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	11.6	11.6	12.0	—%
Real Help LLC dba Real Help Decorative Concrete	(#,^)	2221 BRdway St., Buffalo, NY 14212	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	27.4	27.4	28.4	0.01%

PM Cassidy Enterprises, Inc. dba Junk King	(#,^)	960 Matley Lane, Ste 20 & 21, Bldg B, Reno, NV 89502	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2025	6.2	6.2	6.4	—%
KRN Logistics, LLC and Newsome Trucking, Inc	(#)	2262 Hwy 53 W, Jasper, GA 30143	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	265.8	265.8	275.8	0.08%
Inverted Healthcare Staffing of Florida LLC dba Interim Healthcare Tra	(#,^)	111 N Pompano Beach Blvd., Pompano Beach, FL 33062	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	24.0	24.0	24.8	0.01%
AM PM Properties, LLC and AM PM Willington, LLC	(#,^)	1308 Stafford Rd, Storrs Mansfield, CT 06268	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	77.6	77.6	91.3	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Mirage Plastering Inc and Mpire LLC and Mpire II LLC	(#,^)	1802 W Grant Rd Ste 114, Tucson, AZ 85745	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	124.0	124.0	145.3	0.04%
Eldredge Tavern LLC dba Gonyea's Tavern	(#,^)	150 Main St., Pascoag, RI 02859	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	50.3	50.3	59.1	0.02%
ViAr Visual Communications, Inc. dba Fastsigns 281701	(#,^)	4721 University Way NE, Seattle, WA 98105	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	32.0	32.0	33.1	0.01%
Video Vault & Tanning LLC and Mosaic Salon LLC	(#)	W7003 Parkview Dr, Ste A & B, Greenville, WI 54942	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	60.3	60.3	70.9	0.02%
Medworxs LLC	(#,^)	10901 W. Toller Dr, Littleton, CO 80127	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	64.4	64.4	66.6	0.02%
XCESSIVE THROTTLE, INC dba Jake's Roadhouse	(#,^)	5980 Lamar St., Arvada, CO 80003	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	4.1	4.1	4.3	—%
Villela CPA PL	(#,^)	777 Brickell Ave, Ste 500, Miami, FL 33131	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	4.6	4.6	4.7	—%
Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	(#,^)	2188 Brunswyck Rd, Wallkill, NY 12589	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	155.3	155.3	182.6	0.05%
15 McArdle LLC and No Other Impressions Inc	(#,^)	15 McArdle St., Rochester, NY 14611	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	164.2	164.2	192.9	0.05%
Guard Dogs MFS LLC	(#,^)	9460 Mistwater Close, Roswell, GA 30076	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/8/2025	31.2	31.2	32.3	0.01%
South Park Properties LLC and Midlothian Hardware LLC	(#,^)	4751 147th St., Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	42.6	42.6	50.1	0.01%
Matthew Taylor and Landon Farm LLC	(#,^)	6103 N Church St, Greensboro, NC 27455	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	89.5	89.5	104.9	0.03%
Cares Inc dba Dumpling Grounds Day Care Center	(#,^)	4508 Blakiston St., Philadelphia, PA 19136	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	72.3	72.3	85.0	0.02%
Diamond Solutions LLC	(#,^)	7655 E Gelding Dr, Ste B2, Scottsdale, AZ 85260	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	9.6	9.6	10.0	—%
Giacchino Maritime Consultants Inc	(#,^)	5219 Tamiami Court, Cape Coral, FL 33904	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/17/2025	11.2	11.2	11.6	—%
Sound Coaching Inc	(#,^)	4749 Main St. Ste 3, Bridgeport, CT 06606	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	22.1	22.1	22.9	0.01%
Faramarz Nikourazm dba Car Clinic Center	(#,^)	10707 Shady Trail, Dallas, TX 75220	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	65.4	65.4	76.8	0.02%
Copper Beech Financial Group LLC	(#,^)	1223 North Church St., Moorestown, NJ 08057	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	61.1	61.1	63.3	0.02%
Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	(#,^)	5600 N. River Rd #925, Rosemont, IL 60018	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	605.5	605.5	624.3	0.17%
Shellhorn and Hill Inc dba Total Fleet Service	(#,^)	501 South Market St, Wilmington, DE 19801	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	919.8	919.8	1,078.9	0.29%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes and Trac	(#,^)	40 Buzzard Ridge Rd, Sequim, WA 98382	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	267.9	267.9	315.1	0.09%
Shorr Enterprises Inc dba New Design Furniture Manufacturers	(#,^)	3033 NW 28 St., Lauderdale Lakes, FL 33311	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	52.1	52.1	54.0	0.01%
Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	(#,^)	800 James Ave, Scranton, PA 18510	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	47.9	47.9	56.3	0.02%
Zero-In Media Inc	(#,^)	1123 BRdway Ste 704, New York, NY 10010	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	11.0	11.0	11.3	—%
Loriet LLC	(#,^)	5001 Vivienda Way, Sarasota, FL 34235	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	5.9	5.9	6.0	—%
Jaymie Hazard dba Indigo Hair Studio and Day Spa	(#,^)	2016 Warwick Ave, Warwick, RI 02889	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	38.0	38.0	44.5	0.01%
Shelton Incorporated dba Mrs. Winners	(#,^)	4509 N. Henry Blvd., Stockbridge, GA 30281	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	99.9	99.9	117.3	0.03%
R & R Security and Investigations Inc dba Pardners Lake Buchanan	(#,^)	15615 State Route 29, Buchanan Dam, TX 78609	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	75.7	75.7	88.8	0.02%
MMS Realty, LLC and Molecular MS Diagnostics LLC	(#,^)	1224 Greenwich Ave, Warwick, RI 02886	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	142.7	142.7	167.3	0.05%
Royal Crest Motors LLC	(#,^)	769 Amesbury Rd, Haverhill, MA 01830	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	81.0	81.0	95.0	0.03%
Luigi's on Main LLC and Luigi's Main Street Pizza Inc	(#,^)	491 Montauk Hwy, Eastport, NY 11941	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	5.5	5.5	5.7	—%
Baystate Firearms and Training, LLC	(#)	215 Newbury St., Peabody, MA 01960	Educational Services	Term Loan	Prime plus 2.75%	2/27/2025	28.1	28.1	29.0	0.01%
Pace Motor Lines, Inc.	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	31.4	31.4	32.6	0.01%
Kingseal LLC dba Desoto Health and Rehab Center	(#,^)	475 Nursing Home Dr, Arcadia, FL 34266	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,131.8	1,131.8	1,328.6	0.36%
Nelson Financial Services LLC	(#,^)	20015 N 83rd Place, Scottsdale, AZ 85255	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/24/2025	6.0	6.0	6.2	—%
Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 60636	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	54.7	54.7	64.1	0.02%
Triangle Trash LLC dba Bin There Dump That	(#,^)	188 Northbend Dr, Youngsville, NC 27596	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/18/2025	35.7	35.7	36.9	0.01%
Dean 1021 LLC dba Pure Pita	(#,^)	106 Central Ave, Westfield, NJ 07090	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	42.0	42.0	43.4	0.01%
Limameno LLC dba Sal's Italian Ristorante	(#,^)	861 Yamato Rd, Bay #2, Boca Raton, FL 33431	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/23/2025	39.2	39.2	40.5	0.01%
Palmabak Inc dba Mami Nora's	(#,^)	4614 Capital Blvd, Raleigh, NC 27604	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	1.6	1.6	1.7	—%
Jung Design Inc	(#,^)	10857 Pine Bluff Dr, Fishers, IN 46037	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2022	1.2	1.2	1.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Grand Blanc Lanes, Inc. and H, H and H, LLC	(#,^)	5301 S Saginaw Rd, Flint, MI 48507	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	117.1	117.1	137.4	0.04%
First Prevention and Dialysis Center, LLC	(#)	17940 NW 27th Ave, Miami Gardens, FL 33056	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	128.9	128.9	133.6	0.04%
Bowlerama Inc	(#,^)	3031 New Castle Ave, New Castle, DE 19720	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,072.3	1,072.3	1,256.6	0.34%
The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	(#,^)	114-115 Medical Center Ave, Sebring, FL 33870	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	473.3	473.3	553.2	0.15%
Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	(#,^)	1700 W 4th St., Dequincy, LA 70633	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	440.7	440.7	516.4	0.14%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Ha	(#,^)	550 South Rosemary Ave Ste 236, West Palm Beach, FL 33401	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	86.6	86.6	89.4	0.02%
B.S. Ventures LLC dba Dink's Market	(#,^)	48649 Hwy 58, Oakridge, OR 97463	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	47.4	47.4	55.5	0.02%
The Jewelers Inc. dba The Jewelers of Las Vegas	(#,^)	2400 Western Ave, Las Vegas, NV 89102	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	571.9	571.9	588.7	0.16%
Will Zac Management LLC dba Papa John's	(#)	2410 West Jefferson St., Ste B, Joliet, IL 60435	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	56.8	56.8	55.7	0.02%
MM and M Management Inc dba Pizza Artista	(#,^)	5409 Johnston St., Lafayette, LA 70503	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	22.9	22.9	23.7	0.01%
B & W Towing, LLC and Boychucks Fuel LLC	(#,^)	701 Addison Rd, Painted Post, NY 14870	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	140.4	140.4	164.2	0.04%
Kemmer LLC and Apples Tree Top Liquors LLC	(#)	1300 S Jackson St., Salem, IN 47167	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	121.6	121.6	142.2	0.04%
Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	(#,^)	988 Hemlock St., Cannon Beach, OR 97110	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	104.4	104.4	122.3	0.03%
Legacy Estate Planning Inc dba American Casket Enterprises	(#,^)	2176 Route 119 North, Greensburg, PA 15601	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	19.0	19.0	19.6	0.01%
DC Real LLC and DC Enterprises LTD dba Lakeview True Value	(#,^)	318 North F St., Lakeview, OR 97630	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	105.5	105.5	123.6	0.03%
Heartland American Properties LLC and Skaggs RV Outlet LLC	(#,^)	301 Commerce Dr, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	420.1	420.1	492.0	0.13%
DNT Storage and Properties LLC	(#,^)	38 Old National Pike, West Alexander, PA 15376	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	89.3	89.3	104.6	0.03%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	81.7	81.7	84.3	0.02%
Smith Spinal Care Center P.C. and James C. Smith	(#,^)	1103 Russell Parkway, Warner Robins, GA 31088	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2039	25.2	25.2	29.6	0.01%
Doctors Express Management of Central Texas LLC	(#,^)	3614 SW HK Dodgen Loop, Ste F, Temple, TX 76504	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	2.9	2.9	3.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Michael Rey Jr. and Lynn J. Williams (EPC) and GIG Petcare dba Hickory	(#,^)	900 Alpine Rd, Bridgeville, PA 15017	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	108.1	108.1	126.6	0.03%
Sumad LLC dba BrightStar Care of Encinitas	(#,^)	680 Fletcher Pkwy, Ste 206, El Cajon, CA 92020	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	23.6	23.6	24.4	0.01%
Roccos LLC and Sullo Pantalone Inc dba Rocco's	(#,^)	79 Beach Rd Units B13 and B14, Vineyard Haven, MA 02568	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	223.9	223.9	262.9	0.07%
Gordon E Rogers dba Stonehouse Motor Inn	(#,^)	162 Danielson Pike, Foster, RI 02825	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	50.3	50.3	59.1	0.02%
Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	(#,^)	308 Kennedy St. NW, Washington, DC 20011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	11.1	11.1	11.4	—%
Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	(#,^)	3390 W. Andrew Johnson Hwy, Greeneville, TN 37743	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	127.4	127.4	149.4	0.04%
Modern Leather Goods Repair Shop Inc	(#,^)	2 West 32nd St., Ste 401, New York, NY 10001	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2024	25.1	25.1	25.9	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 N Beach St., Fort Worth, TX 76111	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	132.6	132.6	136.8	0.04%
Tavern Properties LLC and Wildwood Tavern LLC	(#,^)	6480 West Touhy Ave, Niles, IL 60714	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	374.5	374.5	439.2	0.12%
Indy East Smiles Youth Dentistry LLC dba Prime Smile East	(#,^)	5430 E. Washington St., Indianapolis, IN 46219	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	274.0	274.0	282.5	0.08%
B&P Diners LLC dba Engine House Restaurant	(#,^)	71 Lafayette St.,, Salem, MA 01970	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	34.8	34.8	35.9	0.01%
Lamjam LLC (EPC) Goldsmith Lambros Inc (OC)	(#)	7137 Little River Turnpike, Annandale, VA 22003	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/27/2024	50.0	50.0	51.6	0.01%
Atlas Auto Body Inc dba Atlas Auto Sales	(#,^)	20 Providence St., West Warwick, RI 02893	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	45.0	45.0	52.8	0.01%
Katie Senior Care LLC dba Home Instead Senior Care	(#,^)	222E Eufaula St Ste 220, Norman, OK 73069	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	45.3	45.3	46.7	0.01%
Alpha Preparatory Academy LLC	(#,^)	4462 Mink Livsey Rd, Snellville, GA 30039	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	127.4	127.4	149.4	0.04%
Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	(#,^)	10463 Hamer Rd, Georgetown, OH 45121	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	120.7	120.7	113.7	0.03%
Almost Home Property LLC and Almost Home Daycare LLC	(#,^)	35 Copps Hill Rd, Ridgefield, CT 06877	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	659.5	659.5	773.5	0.21%
iFood, Inc. dba Steak N Shake	(#,^)	5900 Duraleigh Rd, Raleigh, NC 27612	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	164.0	164.0	169.3	0.05%
575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	(#,^)	575 Columbus Ave, New Haven, CT 06519	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	17.8	17.8	20.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	130.4	130.4	153.0	0.04%
Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	(#,^)	15 Stonebridge, Cranston, RI 02921	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	83.2	83.2	97.5	0.03%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave Route 53, Lisle, IL 60532	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	40.2	40.2	41.5	0.01%
AMG Holding, LLC and Stetson Automotive, Inc	(#,^)	309 Route 9, Waretown, NJ 08758	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	178.8	178.8	209.7	0.06%
iFood, Inc. dba Steak N Shake	(#,^)	2840 E Millbrook Rd, Raleigh, NC 27604	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	546.4	546.4	640.3	0.17%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	760.5	760.5	892.0	0.24%
Nikobella Properties LLC and JPO Inc dba Village Car Wash	(#)	1372 South US Route 12, Fox Lake, IL 60020	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	442.3	442.3	517.7	0.14%
Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Val	(#,^)	1313 West Park St. #1, Livingston, MT 59047	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	202.9	202.9	237.4	0.06%
Sico & Walsh Insurance Agency Inc and The AMS Trust	(#)	106 Concord Ave, Belmont, MA 02478	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	80.4	80.4	94.2	0.03%
Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	(#,^)	15637 St Clair Ave, Cleveland, OH 44110	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	6.7	6.7	6.9	—%
Long Island Barber Institute Inc	(#,^)	266 Greenwich St., Hempstead, NY 11550	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	48.2	48.2	56.4	0.02%
Pocono Coated Products, LLC	(#,^)	100 Sweetree St., Cherryville, NC 28021	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	8.9	8.9	9.2	—%
Jonesboro Health Food Center LLC	(#,^)	1321 Stone St., Jonesboro, AR 72401	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	25.2	25.2	25.9	0.01%
The River Beas LLC and Punam Singh	(#,^)	11704 Centurion Way, Potomac, MD 20854	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	78.2	78.2	91.5	0.02%
AS Boyals LLC dba Towne Liquors	(#,^)	117 South BRd St., Woodbury City, NJ 08096	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	94.1	94.1	110.2	0.03%
Gerami Realty, LC (EPC) Sherrill Universal City Corral, LP dba Golden	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	48.7	48.7	51.6	0.01%
Complete Body & Paint, Inc.	(#,^)	32220 Michigan Ave, Wayne, MI 48184	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/23/2039	17.8	17.8	20.9	0.01%
Island Wide Realty LLC and Long Island Partners, Inc. dba Realty Execu	(#,^)	201-203-205 West Merrick Rd, Valley Stream, NY 11580	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	89.6	89.6	104.9	0.03%
Wilshire Media Systems Inc	(#,^)	2649 Townsgate Rd. Ste 500, Westlake Village, CA 91361	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	70.7	70.7	72.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	(#,^)	1899 State Route 35, South Amboy, NJ 08879	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	96.9	96.9	113.5	0.03%
Kemmer, LLC (EPC) and Pitts Package Store, Inc.(OC)	(#,^)	201 S. Main St., Salem, IN 47167	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	101.0	101.0	118.1	0.03%
Little People's Village II LLC (OC) and Iliopoulos Realty LLC (EPC)	(#,^)	6522 Haverford Ave, Philadelphia, PA 19151	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	87.9	87.9	102.9	0.03%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	(#,^)	4401 N I-35 #113, Denton, TX 76207	Truck Transportation	Term Loan	Prime plus 2.75%	3/31/2024	305.8	305.8	314.9	0.09%
Little People's Village II LLC (OC) and Iliopoulos Realty LLC (EPC)	(#,^)	6522 Haverford Ave, Philadelphia, PA 19151	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2039	79.7	79.7	93.3	0.03%
Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	(#,^)	16701 E. Iliff Ave, Aurora, CO 80013	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	387.4	387.4	453.5	0.12%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	(#,^)	63 S Wyoming Ave, Edwardsville, PA 18704	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	95.4	95.4	111.5	0.03%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	(#)	636 South Center St., New Washington, OH 44854	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	67.6	67.6	79.0	0.02%
Kinisi, Inc. dba The River North UPS Store	(#,^)	301 West Grand Ave, Chicago, IL 60654	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2024	2.3	2.3	2.3	—%
R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	(#,^)	3111 and 3135 Delsea Dr, Franklinville, NJ 08322	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	359.4	359.4	419.9	0.11%
Summit Beverage Group LLC	(#,^)	211 Washington Ave, Marion, VA 24354	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	129.5	129.5	133.0	0.04%
Faith Memorial Chapel LLC	(#,^)	600 9th Ave North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	184.1	184.1	215.0	0.06%
952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	(#,^)	952 Boston Post Rd, Milford, CT 06460	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	178.1	178.1	208.0	0.06%
96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	(#,^)	96 Mill St., Berlin, CT 06037	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	121.1	121.1	141.6	0.04%
JWB Industries, Inc. dba Carteret Die Casting	(#,^)	74 Veronica Ave, Somerset, NJ 08875	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	103.4	103.4	106.2	0.03%
986 Dixwell Avenue Holding Company, LLC(EPC) and Mughali Foods, LLC db	(#,^)	986 Dixwell Ave, Hamden, CT 06510	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	85.7	85.7	100.1	0.03%
Sarah Sibadan dba Sibadan Agency	(#,^)	102-05 101st Ave, Ozone Park, NY 11416	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	111.0	111.0	129.8	0.04%
Icore Enterprises Inc dba Air Flow Filters Inc	(#,^)	151 W 24th St, Hialeah, FL 33010	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	7.8	7.8	8.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Nutmeg North Associates LLC (OC) Steeltech Building Products Inc	(#,^)	636 Nutmeg Rd North, South Windsor, CT 06074	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	782.9	782.9	914.4	0.25%
Amboy Woodbridge Realty LLC and United Premium Foods LLC	(#)	One Amboy Ave, Woodbridge, NJ 07095	Food Manufacturing	Term Loan	6.5%	6/14/2024	1,813.7	1,813.7	1,783.4	0.49%
KK International Trading Corporation	(#,^)	219 Lafayette Dr, Syosset, NY 11791	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	122.0	122.0	131.1	0.04%
Kurtis Sniezek dba Wolfe's Foreign Auto	(#,^)	712 5th St., New Brighton, PA 15066	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	76.1	76.1	88.7	0.02%
TAK Properties LLC and Kinderland Inc	(#,^)	1157 Commerce Ave, Longview, WA 98632	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	346.2	346.2	403.7	0.11%
920 CHR Realty LLC (EPC) V. Garofalo Carting Inc (OC)	(#,^)	920 Crooked Hill, Brentwood, NY 11717	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	357.8	357.8	417.3	0.11%
DKB Transport Corp	(#,^)	555 Water Works Rd, Old Bridge, NJ 08857	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	118.8	118.8	138.6	0.04%
Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	(#,^)	1455 S Richland Creek Rd, Sugar HIll, GA 30518	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	88.9	88.9	103.6	0.03%
Spectrum Development LLC and Solvit Inc & Solvit North, Inc	(#,^)	65 Farmington Valley Dr, Plainville, CT 06062	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/2/2023	130.8	130.8	134.0	0.04%
BVIP Limousine Service LTD	(#,^)	887 W Liberty, Medina, OH 44256	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	65.3	65.3	76.2	0.02%
AcuCall LLC	(#,^)	824 U.S Hwy 1, Ste 335, North Palm Beach, FL 33408	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	5.4	5.4	5.5	—%
Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	(#,^)	3039-3043 Hedley, Springfield, IL 62704	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	15.3	15.3	15.7	—%
Polpo Realty, LLC(EPC) Polpo Restaurant, LLC (OC)	(#,^)	554 Old Post Rd #3, Greenwich, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	54.4	54.4	63.4	0.02%
Janice B. McShan and The Metropolitan Day School, LLC	(#,^)	2817 Lomb Ave, Birmingham, AL 35208	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	14.3	14.3	14.7	—%
1 North Restaurant Corp dba 1 North Steakhouse	(#,^)	322 W. Montauk Hwy, Hampton Bays, NY 11946	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	179.1	179.1	209.0	0.06%
Master CNC Inc & Master Properties LLC	(#,^)	11825 29 Mile Rd, Washington, MI 48095	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	508.1	508.1	592.3	0.16%
Mid-Land Sheet Metal Inc	(#,^)	125 E Fesler St., Santa Maria, CA 93454	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	116.9	116.9	136.4	0.04%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	(#,^)	77 Mill Rd, Freeport, NY 11520	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	124.1	124.1	144.8	0.04%
Greenbrier Technical Services, Inc	(#,^)	407 E. Edgar Ave, Ronceverte, WV 24970	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	41.1	41.1	42.1	0.01%
Discount Wheel and Tire of Broken Bow Inc	(#,^)	1202 S Park Dr, Broken Bow, OK 74728	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2038	189.9	189.9	221.7	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Lenoir Business Partners LLC (EPC) LP Industries, Inc dba Childforms	(#,^)	2040 Norwood, Lenoir, NC 28645	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	254.0	254.0	296.6	0.08%
LP Industries, Inc dba Childforms	(#,^)	110 Charleston Dr, Ste 105-107, Morresville, NC 28117	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	103.5	103.5	120.9	0.03%
Cencon Properties LLC and Central Connecticut Warehousing Company, In	(#,^)	37 Commons Court, Waterbury, CT 06704	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	292.9	292.9	342.0	0.09%
Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	(#,^)	12150 Annapolis Rd, Ste 301, Glenn Dale, MD 20769	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	284.4	284.4	332.0	0.09%
Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Ho	(#,^)	17 Pearl St., Mystic, CT 06355	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	84.9	84.9	99.1	0.03%
Eastside Soccer Dome, Inc .	(#,^)	11919 S Ave O, Chicago, IL 60617	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	393.7	393.7	459.6	0.13%
Southeast Chicago Soccer, Inc.	(#,^)	10232 S Ave N, Chicago, IL 60617	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/26/2038	43.5	43.5	50.8	0.01%
Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 60636	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	76.9	76.9	89.6	0.02%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	(#,^)	11585 Jones Bridge Rd, Ste 4G, Johns Creek, GA 30022	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	14.9	14.9	15.3	—%
Faith Memorial Chapel LLC	(#,^)	600 9th Ave North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	227.2	227.2	264.8	0.07%
Maynard Enterprises Inc dba Fastsigns of Texarkana	(#,^)	3735 Mall Dr, Texarkana, TX 75501	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	5.2	5.2	5.3	—%
Grafio Inc dba Omega Learning Center-Acworth	(#,^)	5330 Brookstone Dr, Ste 320, Acworth, GA 30101	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	53.3	53.3	54.5	0.01%
The Berlerro Group, LLC dba Sky Zone	(#,^)	111 Rodeo Dr, Edgewood, NY 11717	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	162.7	162.7	166.4	0.05%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	34.1	34.1	36.5	0.01%
Prospect Kids Academy Inc	(#,^)	532 St Johns Place, Brooklyn, NY 11238	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	105.5	105.5	122.9	0.03%
Schmaltz Holdings, LLC (EPC) and Schmaltz Operations, LLC dba Companio	(#,^)	3408 Castle Rock Farm Rd, Pittsboro, NC 27312	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	189.1	189.1	220.3	0.06%
ACI Northwest Inc.	(#,^)	6600 N Government Way, Coeur D Alene, ID 83815	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	8/30/2023	168.2	168.2	172.1	0.05%
IlOKA Inc dba Microtech Tel and NewCloud Networks	(#,^)	160 Inverness Dr W Ste 100, Englewood, CO 80112	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2023	202.4	202.4	207.0	0.06%
Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	(#,^)	15150 Evans St., Gulfport, MS 39503	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	13.5	13.5	13.8	—%
Ramard Inc and Advanced Health Sciences Inc	(#,^)	4561 Ironworks Pike, Ste 161, Lexington, KY 40511	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/28/2023	58.4	58.4	59.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

RM Hawkins LLC dba Pure Water Tech West and Robert M Hawkins	(#,^)	1815 De Paul St., Colorado Springs, CO 80909	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2023	24.8	24.8	25.4	0.01%
JSIL LLC dba Blackstones Hairdressing	(#,^)	19 East 7th St., New York, NY 10003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	6.0	6.0	6.1	—%
Caribbean Concepts, Inc. dba Quick Bleach	(#,^)	120 East 56th St., St.#730, New York, NY 10022	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	6.9	6.9	7.1	—%
Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	(#,^)	38 Carmen Lane, Monroe, CT 06468	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	3.6	3.6	3.7	—%
Angkor Restaurant Inc	(#,^)	10 Traverse St., Providence, RI 02903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	78.4	78.4	91.4	0.02%
Tri County Heating and Cooling Inc.	(#,^)	509 East Park St., Livingston, MT 59047	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	26.4	26.4	27.0	0.01%
Harbor Ventilation Inc and Estes Investment, LLC	(#,^)	509 East Park St., Livingston, MT 59047	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	2.0	2.0	2.3	—%
Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	(#,^)	1 Poppy Ave, Neptune, NJ 07753	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	16.2	16.2	16.6	—%
Maxiflex LLC	(#,^)	512 Verret St., New Orleans, LA 70114	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	13.0	13.0	13.3	—%
GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	(#,^)	411 Sharp St., Millville, NJ 08332	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	81.9	81.9	95.4	0.03%
2161 Highway 6 Trail, LLC, (EPC) R. H. Hummer JR., Inc. (Co-Borrower)	(#,^)	2141 P Ave, Williamsburg, IA 52361	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	332.3	332.3	349.1	0.10%
Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	(#,^)	200 North Branford Rd, Branford, CT 06405	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	533.2	533.2	570.6	0.16%
KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	(#,^)	24 Elm St., Montpelier, VT 05602	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	100.3	100.3	102.3	0.03%
Elite Structures Inc	(#,^)	401 Old Quitman Rd, Adel, GA 31620	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	721.4	721.4	838.9	0.23%
(EPC) Absolute Desire LLC and Mark H. Szierer (OC) Sophisticated Smile	(#,^)	85 Reaville Ave, Flemington, NJ 08822	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	158.2	158.2	184.0	0.05%
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD and	(#,^)	4640 Monticello Ave, Ste 8A, Williamsburg, VA 23188	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	17.5	17.5	17.8	—%
Ryan D. Thornton and Thornton & Associates LLC	(#,^)	800 Bethel St., Ste 200, Honolulu, HI 96813	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	14.1	14.1	14.4	—%
Peanut Butter & Co., Inc.	(#,^)	250 West 54th St., New York, NY 10019	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	27.0	27.0	27.6	0.01%
1258 Hartford TPKE, LLC (EPC) and Phelps and Sons, Inc (OC)	(#,^)	1258 Hartford Turnpike, Vernon, CT 06066	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	104.1	104.1	121.0	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Xela Pack, Inc. and Aliseo and Catherine Gentile	(#,^)	8300 Boettner Rd, Saline, MI 48176	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	169.4	169.4	180.9	0.05%
A & M Commerce, Inc. dba Cranberry Sunoco	(#,^)	398 Baltimore Blvd, Westminster, MD 21157	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	271.7	271.7	315.4	0.09%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	(#,^)	3937 Sherman Ave, Saint Joseph, MO 64506	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	455.5	455.5	528.7	0.14%
Michael A.and HeatherR. Welsch dba Art & FrameEtc.	(#,^)	2819 West T C Jester Blvd., Houston, TX 77018	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	56.4	56.4	65.4	0.02%
Truth Technologies Inc dba Truth Technologies Inc.	(#,^)	2341 Cheshire Lane, Naples, FL 34109	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	22.6	22.6	23.0	0.01%
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	125.2	125.2	127.4	0.03%
Bakhtar Group LLC dba Malmaison	(#,^)	3401 K St. NW, Washington, DC 20007	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2023	24.1	24.1	24.5	0.01%
Osceola River Mill, LLC(EPC) Ironman Machine, Inc.(OC)	(#,^)	27 Hungerford St., Pittsfield, MA 01201	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	71.8	71.8	83.4	0.02%
Retain Loyalty LLC	(#,^)	1250 Sanders Ave SW, Massillon, OH 44647	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	93.7	93.7	108.8	0.03%
Sherill Universal City dba Golden Corral LP	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	372.8	372.8	432.8	0.12%
Macho LLC (EPC) Madelaine Chocolate Novelties Inc(OC) dba The Madelai	(#,^)	96-03 Beach Channel Dr, Rockaway Beach, NY 11693	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	416.1	416.1	483.1	0.13%
Babie Bunnie Enterprises Inc dba Triangle Mothercare	(#,^)	8516 Swarthmore Dr, Raleigh, NC 27615	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2027	24.1	24.1	25.6	0.01%
Polpo Realty LLC (EPC) & Polpo Restaurant LLC (OC) dba Polpo Restauran	(#,^)	554 Old Post Rd #3, Greenwich, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	438.7	438.7	509.3	0.14%
Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	(#,^)	38 Carmen Lane, Monroe, CT 06468	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	188.8	188.8	218.8	0.06%
D&L Rescources, Inc. dba The UPS Store	(#,^)	8958 W State Rd # 84, Davie, FL 33324	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	2.2	2.2	2.2	—%
Richmond Hill Mini Market, LLC	(#,^)	101 Richmond Hill Ave, Stamford, CT 06902	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	152.6	152.6	176.8	0.05%
DRV Enterprise, Inc. dba Cici's Pizza # 339	(#,^)	5771 East Fowler Ave, Temple Terrace, FL 33617	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	13.4	13.4	13.6	—%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	(#,^)	1345 Wampanoag Trail, East Providence, RI 02915	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	79.5	79.5	92.1	0.03%
R & J Petroleum LLC (EPC) Manar USA, Inc. (OC)	(#,^)	305 Quincy Shore Dr, Quincy, MA 02107	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	148.7	148.7	172.3	0.05%
St Judes Physical Therapy P.C.	(#,^)	7712 Fourth Ave, Brooklyn, NY 11209	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	4.6	4.6	4.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Hi-Def Imaging, Inc. dba SpeedPro Imaging	(#,^)	3580 Progress Dr, Unit Q, Bensalem, PA 19020	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	4.9	4.9	5.0	—%
Reidville Hydraulics Mfg Inc dba Summit	(#,^)	175 Industrial Lane, Torrington, CT 06790	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	216.2	216.2	250.5	0.07%
University Park Retreat, LLC dba Massage Heights	(#,^)	5275 University Parkway # 110, Bradenton, FL 34201	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/27/2022	20.0	20.0	20.3	0.01%
O'Rourkes Diner LLC dba O'Rourke's Diner	(#,^)	728 Main St., Middletown, CT 06457	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	53.8	53.8	62.2	0.02%
AJK Enterprise LLC dba AJK Enterprise LLC	(#)	1901 Naylor Rd, SE, Washington, DC 20020	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	2.8	2.8	2.8	—%
Suncoast Aluminum Furniture, Inc	(#,^)	6291 Thomas Rd, Fort Myers, FL 33912	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	294.9	294.9	341.3	0.09%
Hofgard & Co., Inc. dba HofgardBenefits	(#,^)	400 S McCaslin Blvd Ste 201, Louisville, CO 80027	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/27/2022	19.2	19.2	19.5	0.01%
Central Tire, Inc. dba Cooper Tire & Auto Services	(#,^)	1111 S Tillotson Ave, Muncie, IN 47304	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	234.6	234.6	271.4	0.07%
KIND-ER-ZZ Inc dba Kidville	(#,^)	30 Maple St., Summit, NJ 07901	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	8.4	8.4	8.5	—%
Graphish Studio, Inc. and Scott Fishoff	(#,^)	231 Main St., Stanford, CT 06901	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	3.3	3.3	3.4	—%
ALF, LLC Mulit-Service Eagle Tires	(#,^)	1985 B St., Colorado Springs, CO 80906	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/31/2037	50.9	50.9	58.7	0.02%
Tracey Vita-Morris dba Tracey Vita's School of Dance	(#,^)	4181 9th Ave West, Bradenton, FL 34025	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	3.6	3.6	3.6	—%
Tanner Optical, Inc. dba Murphy Eye Care	(#,^)	305 Shirley Ave, Douglas, GA 31533	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	1.1	1.1	1.1	—%
Access Staffing, LLC	(#,^)	360 Lexington Ave, 8th Floor, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	31.1	31.1	31.4	0.01%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	(#,^)	6187 NW 167th St. Unit H3, Miami, FL 33015	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	58.6	58.6	62.6	0.02%
Shweiki Media, Inc. dba Study Breaks Magazine	(#,^)	4954 Space Center Dr, San Antonio, TX 78218	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	660.6	660.6	699.0	0.19%
ATI Jet, Inc.	(#)	7007 Boeing Dr, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	284.2	284.2	300.0	0.08%
J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	(#,^)	2900 South 20th St., Philadelphia, PA 19145	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	135.1	135.1	155.4	0.04%
K's Salon, LLC d/b/a K's Salon	(#,^)	162 West 84th St., New York, NY 10024	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	7.6	7.6	7.7	—%
K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	(#)	325 N. Milwaukee Ave, Ste G1, Wheeling, IL 60090	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	8.3	8.3	8.4	—%
39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	(#,^)	39581 Garfield Rd, Clinton Township, MI 48038	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	21.2	21.2	24.4	0.01%
39581 Garfield, LLC and Tri County Neurological Associates, P.C.	(#,^)	39581 Garfield Rd, Clinton Township, MI 48038	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	62.3	62.3	71.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Michael S. Decker & Janet Decker dba The Hen House Cafe	(#)	401 Caribou St., Simla, CO 80835	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	12.8	12.8	14.8	—%
Valiev Ballet Academy, Inc	(#,^)	635 - 637 Londonderry Lane, Denton, TX 76205	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	33.4	33.4	38.4	0.01%
LaHoBa, LLC d/b/a Papa John's	(#,^)	3001 Pontchartrain Dr, Slidell, LA 70458	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	60.6	60.6	69.6	0.02%
Lavertue Properties LLP dba Lavertue Properties	(#,^)	24 Wakefield St., Rochester, NH 13867	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	35.1	35.1	40.2	0.01%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave Route 53, Lisle, IL 60532	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	274.3	274.3	315.0	0.09%
Peanut Butter & Co., Inc. d/b/a Peanut Butter & Co.	(#,^)	1790 BRdway Ste 716, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/3/2021	1.6	1.6	1.6	—%
Profile Performance, Inc. and Eidak Real Estate, L.L.C.	(#,^)	44600 Michigan Ave, Canton, MI 48188	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	98.8	98.8	113.2	0.03%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	(#,^)	2267 Fernberg Trail, Ely, MN 55731	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	111.5	111.5	127.8	0.03%
Michael S. Korfe dba North Valley Auto Repair	(#,^)	7516 B 2nd St., NW, Albuquerque, NM 87107	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	12.0	12.0	13.7	—%
SuzyQue’s LLC dba Suzy Que’s	(#,^)	34 South Valley Rd, West Orange, NJ 07052	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/11/2036	47.1	47.1	53.9	0.01%
Little People’s Village, LLC dba Little People’s Village	(#,^)	904 North 66th St., Philadelphia, PA 19151	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2036	23.8	23.8	27.3	0.01%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	(#,^)	64-68 North Central Ave, Valley Stream, NY 11580	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	87.2	87.2	99.8	0.03%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	(#,^)	2879 Limekiln Pike, Glenside, PA 19038	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	25.9	25.9	29.5	0.01%
Elan Realty, LLC and Albert Basse Asociates, Inc.	(#,^)	175 Campanelli Park Way, Stroughton, MA 02072	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/30/2035	172.1	172.1	196.4	0.05%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	(#,^)	2320 2nd St., Albuquerque, NM 87107	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	37.8	37.8	43.1	0.01%
Newsome Trucking Inc and Kevin Newsome	(#,^)	2262 HWY 53W, Jasper, GA 30143	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	184.2	184.2	209.9	0.06%
I-90 RV & Auto Supercenter	(#,^)	4505 South I-90 Service Rd, Rapid City, SD 57703	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	56.0	56.0	63.8	0.02%
Tanner Optical Inc. dba Murphy Eye Care	(#,^)	305 Shirley Ave, Douglas, GA 31533	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	67.4	67.4	76.6	0.02%
Lahoba,LLC dba Papa John's Pizza	(#,^)	620 W. Judge Perez Dr, Chalmette, LA 70163	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/30/2034	31.3	31.3	35.5	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 North Beach St., Haltom City, TX 76111	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	15.7	15.7	16.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

KMC RE, LLC & B&B Kennels	(#,^)	6004 City Park Rd, Austin, TX 78730	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	42.6	42.6	48.2	0.01%
ROVER REPAIRS	(#,^)	301 MACDADE BLVD, COLLINGDALE, PA 19023	Repair and Maintenance	Term Loan	Prime plus 2.5%	11/28/2029	41.2	41.2	44.2	0.01%
The Alba Financial Group, Inc.	(#,^)	1420 Spring Hill Rd, McLain, VA 22102	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	3/10/2021	0.4	0.4	—	—%
D & D's Divine Beauty School of Esther, LLC	(#,^)	5524 Germantown Ave, Philadelphia, PA 19144	Educational Services	Term Loan	6%	8/1/2031	40.6	40.6	39.0	0.01%
Bliss Coffee and Wine Bar, LLC	(#)	1402-A Handlir Dr, Bel Air, MD 21015	Food Services and Drinking Places	Term Loan	6%	11/30/2022	60.2	60.2	59.6	0.02%
Connect Litigation Technology, Inc.	(#,^)	1101 Ivy Hill Rd, #4, Philadelphia, PA 19150	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2%	10/18/2025	15.9	15.9	16.3	—%
1911 East Main Street Holdings, Corp	(#,^)	1911 East Main St., Endicott, NY 13760	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	9.3	9.3	10.4	—%
Water Works Laundromat, LLC	(#)	968-970 Bergen St., Newark, NJ 07104	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	122.1	122.1	127.8	0.03%

Dave Kris, and MDK Ram Corp.	(#,^)	15 Elm Park, Groveland, MA 01930	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	17.9	17.9	18.7	0.01%
Head To Toe Personalized Pampering, Inc.	(#,^)	2331 North State Rd 7, Lauderhill, FL 33313	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	7.1	7.1	7.8	—%
Christopher F. Bohon & Pamela D. Bohon	(#,^)	11600 County Rd 71, Lexington, AL 35648	Social Assistance	Term Loan	Prime plus 2.75%	10/28/2026	2.1	2.1	2.2	—%
Mogas Limited	(#,^)	47 Chestnut St., Elmer, NJ 08318	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2030	51.1	51.1	55.7	0.02%
Moonlight Multi Media Production, Inc.	(#,^)	2700 West Cypress Creek Rd, Fort Lauderdale, FL 33309	Other Information Services	Term Loan	5.3%	2/1/2025	0.8	0.8	0.8	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	(#)	1912 Manhattan Ave, Harvey, LA 70058	Repair and Maintenance	Term Loan	6%	8/26/2024	8.8	8.8	8.6	—%
McCallister Venture Group, LLC and Maw's Vittles, Inc.	(#,^)	511 South BRd St., Brooksville, FL 34601	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	8.9	8.9	9.6	—%
Whirlwind Car Wash, Inc.	(#)	1370 Le Anne Marie Circle, Columbus, OH 43026	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	11.5	11.5	12.1	—%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	(#,^)	745 Cheney Hwy, Ttitusville, FL 32780	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	12.0	12.0	12.6	—%
Min Hui Lin	(#,^)	1916 BRd St., Lanett, AL 36863	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	12.3	12.3	13.2	—%
Auto Sales, Inc.	(#,^)	1925 State St., Hamden, CT 06417	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	3.2	3.2	3.1	—%
Ralph Werner dba Werner Transmission Inc	(#,^)	259 East Central Ave, Bangor, PA 18013	Gasoline Stations	Term Loan	Prime plus 2.75%	12/29/2021	0.3	0.3	0.3	—%
Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	(#,^)	3118 Bayshore Ave, Brigantine, NJ 08203	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	22.5	22.5	22.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

OrthoQuest, P.C.	(#,^)	2336 Wisteria Dr, Ste 430, Snellville, GA 30078	Ambulatory Health Care Services	Term Loan	Prime plus 2%	3/12/2022	0.4	0.4	0.4	—%
Track Side Collision & Tire, Inc.	(#,^)	98-16 160 Ave, Ozone Park, NY 11414	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	2.8	2.8	2.9	—%
Deesha Corporation, Inc. dba Best Inn & Suites	(#,^)	9225 Parkway East, Birmingham, AL 35206	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	14.9	14.9	15.3	—%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	(#,^)	386 Winsted Rd, Torrington, CT 06790	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	2.6	2.6	2.7	—%
Gain Laxmi, Inc. dba Super 8 Motel	(#,^)	14341 U.S. Hwy 431 South, Gunterville, AL 35976	Accommodation	Term Loan	Prime plus 2.25%	5/31/2023	7.8	7.8	7.9	—%
Naseeb Corporation	(#,^)	1696 North BRd St., Meriden, CT 06450	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	14.0	14.0	14.3	—%
Stillwell Ave Prep School	(#,^)	1990 Stillwell Ave, Brooklyn, NY 11214	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	2.2	2.2	2.3	—%
Alyssa Corp dba Knights Inn	(#,^)	1105 Columbus Parkway, Opelika, AL 36801	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	28.0	28.0	28.5	0.01%
Bhailal Patel dba New Falls Motel	(#,^)	201 Lincoln Hwy, Fairless Hills, PA 19030	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	0.9	0.9	0.9	—%
Pegasus Automotive, Inc.	(#,^)	3981 Hylan Blvd, Staten Island, NY 10308	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	2.6	2.6	2.6	—%
Total SBA Unguaranteed Accrual Investments							$370,413.9	$370,413.9	$384,798.2	104.89%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

200 North 8th Street Associates LLC and Enchanted Acres Fa	(*,#)	200 North 8th St., Reading, PA 19601	Food Manufacturing	Term Loan	6.25%	5/4/2028	$165.1	$165.1	$119.1	0.03%
15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs dba Pion	(*,#,^)	3 Expressway Plaza, Ste 221, Roslyn Heights, NY 11577	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 0%	12/16/2021	44.8	44.8	43.8	0.01%
Pioneer Windows Manufacturing Corp, Pioneer Windows	(*,#,^)	3 Expressway Plaza, Suuite 221, Roslyn Heights, NY 11577	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 0%	11/21/2022	80.7	80.7	78.9	0.02%
2 Cool Beans LLC dba Menchies's Frozen Yogurt	(*,#,^)	11331 Thienes Ave, South El Monte, CA 91733	Food Services and Drinking Places	Term Loan	Prime plus 0%	8/11/2026	49.9	49.9	48.8	0.01%
3SIXO Motorsports LLC dba 3SIXO Motorsports Shop	(*,#,^)	217 W Main St., Centralia, WA 98531	Motor Vehicle and Parts Dealers	Term Loan	7.75%	1/6/2029	94.6	94.6	51.4	0.01%
Acton Hardware LLC and Mark Allgood & Jamie Allgood	(*,#,^)	31814 Crown Valley Rd, Acton, CA 93510	Building Material and Garden Equipment and Supplies Dealers	Term Loan	8%	3/24/2041	117.1	117.1	39.3	0.01%
Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	(*,#)	12485-12489 NW 44th St., Coral Springs, FL 33071	Repair and Maintenance	Term Loan	7.75%	3/31/2040	318.3	318.3	—	0.00%
Albas Bar & Grill LLC	(*,#,^)	221 Self Main St., Homer City, PA 15748	Food Services and Drinking Places	Term Loan	6%	10/13/2042	43.9	43.9	7.6	0.00%
Alive Design, LLC	(*,#)	234 Middle St., Middletown, CT 06457	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	10.8	10.8	9.5	0.00%
All About Kids and Families Medical Center, Inc.	(*,#,^)	12086 FT Caroline Rd, Ste. 102,103,401,402,403, 501,502, Jacksonville, FL 32225	Ambulatory Health Care Services	Term Loan	8.25%	1/13/2029	364.9	364.9	277.5	0.08%
All Printing Solutions, Inc. dba Pryntcomm	(*,#,^)	303 E. Sioux Ave., Pierre, SD 57501	Printing and Related Support Activities	Term Loan	7.75%	6/27/2041	491.8	491.8	80.8	0.02%
Allied Welding Inc.	(*,#,^)	1820 N. Santa Fe Ave, Chillicothe, IL 61523	Fabricated Metal Product Manufacturing	Term Loan	5.25%	12/15/2041	707.4	707.4	707.4	0.19%
Amboy Group, LLC dba Tommy Moloney's	(*,#)	1 Amboy Ave, Woodbridge, NJ 07095	Food Manufacturing	Term Loan	6.5%	6/14/2024	1,458.1	1,458.1	1,458.1	0.40%
Anglin Cultured Stone Products LLC	(*,#,^)	877 Salem Church Rd, Newark, DE 19702	Construction of Buildings	Term Loan	8.25%	12/27/2042	630.5	630.5	175.2	0.05%
Anglin Cultured Stone Products LLC dba Anglin Construction	(*,#)	877 Salem Church Rd, Newark, DE 19702	Specialty Trade Contractors	Term Loan	8.25%	6/30/2025	193.3	193.3	150.1	0.04%
Arclay ,LLC	(*,#,^)	49 Geyser Rd Ste 100, Saratoga Springs, NY 12866	Nonmetallic Mineral Product Manufacturing	Term Loan	8%	5/5/2030	137.1	137.1	34.3	0.01%
Arrow Freight Inc	(*,#,^)	1000 Jorie Blvd Ste 250, Oak Brook, IL 60523	Truck Transportation	Term Loan	8.25%	3/30/2028	652.9	652.9	—	0.00%
Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	(*,#)	2646 South Rd, Poughkeepsie, NY 12601	Gasoline Stations	Term Loan	7.75%	9/26/2024	15.7	15.7	15.3	0.00%
AWA Fabrication & Construction, L.L.C.	(*,#)	811 Country Rd #99, Headland, AL 36345	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.4	34.4	1.3	0.00%
B&B Fitness and Barbell, Inc. dba Elevations Health Club	(*,#)	Route 611 North, Scotrun, PA 18355	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	1,385.8	1,385.8	234.7	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

B for Brunette dba Blo	(*,#,^)	50 Glen Cove Rd, Greenvale, NY 11548	Personal and Laundry Services	Term Loan	Prime plus 0%	9/10/2023	20.5	20.5	20.0	0.01%
B for Blonde, LLC dba Blo Blow Dry Bar	(*,#,^)	142 East 49th St., New York, NY 10017	Personal and Laundry Services	Term Loan	6%	2/12/2026	39.7	39.7	38.8	0.01%
D for Dream LLC dba Blo Blow Dry Bar Inc	(*,#,^)	460 East 3rd Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	6%	5/13/2029	66.7	66.7	7.9	0.00%
B4 Fitness LLC dba The Zoo Health Club	(*,#,^)	4 Beehive Dr, Epping, NH 03042	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	9/23/2026	58.8	58.8	31.0	0.01%
Baker Sales, Inc. d/b/a Baker Sales, Inc.	(*,#)	60207 Camp Villere Rd, Slidell, LA 70460	Nonstore Retailers	Term Loan	6%	3/29/2036	177.4	177.4	62.7	0.02%
Band Sawn Lumber,LLC and Nathan Ryan Adams	(*,#,^)	1873 State Hwy 29, Johnstown, NY 12095	Wood Product Manufacturing	Term Loan	7.75%	5/15/2042	90.0	90.0	28.8	0.01%
Fieldstone Quick Stop LLC(OC) Barber Investments LLC (EPC) Thadius M B	(*,#)	190 Route 3, South China, ME 04358	Gasoline Stations	Term Loan	6%	9/30/2038	362.9	362.9	—	0.00%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	(*,#,^)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	1,608.1	1,608.1	750.2	0.20%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	(*,#)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	7.25%	12/30/2024	85.4	85.4	83.6	0.02%
The Woods at Bear Creek LLC and Bear Creek Entertainment LLC dba The	(*,#)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	7%	9/29/2039	489.6	489.6	479.0	0.13%
Bebos Inc dba Pizza Hut & Sunoco	(*,#)	2003 West 5th St., Clifton, TX 76634	Gasoline Stations	Term Loan	7.75%	3/28/2028	214.1	214.1	30.1	0.01%
Benevolent International Inc	(*,#,^)	2781 Saturn St. Ste F, Brea, CA 82821	Administrative and Support Services	Term Loan	6%	4/26/2029	66.8	66.8	61.2	0.02%
Bev's Sweets LLC	(*,#,^)	3778 Hwy 254, Cleveland, GA 30528	Administrative and Support Services	Term Loan	Prime plus 0%	9/30/2044	210.5	210.5	174.1	0.05%
Bone Bar & Grill LLC	(*,#)	3547 &3551 Philipsburg Bigler Hwy, West Decatur, PA 16878	Food Services and Drinking Places	Term Loan	7%	6/30/2042	73.4	73.4	63.3	0.02%
Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	(*,#)	201 Highland Ave, East Syracuse, NY 13057	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/13/2039	201.2	201.2	194.6	0.05%
BQRS, Inc. DBA Gresham Meineke Car Care Center	(*,#,^)	18081 SE Division St., Portland, OR 97236	Repair and Maintenance	Term Loan	8.25%	6/30/2027	53.1	53.1	47.6	0.01%
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	(*,#)	690 South Creek Rd, West Chester, PA 19382	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/30/2031	145.7	145.7	142.5	0.04%
Calhoun Satellite Communications, Inc.	(*,#)	1914 Tigertail Blvd, Dania Beach, FL 33004	Telecommunications	Term Loan	7%	12/2/2026	333.8	333.8	239.4	0.07%
Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	(*,#)	310 25th Ave N. St. Ste. 201, Nashville, TN 37203	Ambulatory Health Care Services	Term Loan	7.75%	5/15/2025	556.4	556.4	55.1	0.02%
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	(*,#)	320 Fair St., Kutztown, PA 19530	Transit and Ground Passenger Transportation	Term Loan	7.5%	9/30/2027	366.2	366.2	149.3	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

CD Game Exchange Inc.	(*,#,^)	3719 N Mississippi, Portland, OR 97227	Merchant Wholesalers, Durable Goods	Term Loan	8.25%	9/28/2026	10.4	10.4	10.3	0.00%
Central Medical Clinic, PLLC- Clinica Central	(*,#)	393 North Dunlap St. Ste LL26, LL34, LL38, St Paul, MN 55104	Ambulatory Health Care Services	Term Loan	8.25%	6/7/2029	171.9	171.9	166.3	0.05%
Chickamauga Properties, Inc., MSW Enterprises, LLP	(*,#)	214 Sutherland Way, Rocky Face, GA 30740	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	57.1	0.02%
Children First Home Health Care Inc	(*,#,^)	1220 BRdcasting Rd Ste 202, Wyomissing, PA 19610	Ambulatory Health Care Services	Term Loan	7.5%	12/27/2028	282.4	282.4	73.5	0.02%
CK Heating and Cooling LLC	(*,#,^)	10017 Pebble Beach Dr, St. Louis, MO 63114	Specialty Trade Contractors	Term Loan	6%	4/12/2029	11.4	11.4	—	0.00%
Clark Realty LLC	(*,#,^)	4 Walker Way, Albany, NY 12205	Real Estate	Term Loan	8%	8/29/2041	73.3	73.3	37.6	0.01%
Clearwater Transportation LTD dba Thrifty Car Rental, Dollar Rent A Ca	(*,#,^)	8790 Crownhill Blvd, San Antonio, TX 78209	Rental and Leasing Services	Term Loan	8.25%	11/29/2027	153.7	153.7	17.3	0.00%
Colts V LLC and Nowatzke Service Center, Inc dba Nowatzke Truck & Trai	(*,#)	6900 Whitmore Lake Rd, Whitmore Lake, MI 48189	Repair and Maintenance	Term Loan	6.75%	9/26/2039	553.3	553.3	451.9	0.12%
Conference Services International ETC LLC	(*,#,^)	4802 West Van Buren St., Phoenix, AZ 85007	Administrative and Support Services	Term Loan	8%	8/14/2028	597.0	597.0	404.3	0.11%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	(*,#)	380 E. Borden Rd, Rose City, MI 48654	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	199.2	199.2	112.7	0.03%
CZAR Industries, Inc.	(*,#,^)	1424 Heath Ave, Ewing, NJ 08638	Machinery Manufacturing	Term Loan	8.25%	12/19/2027	141.3	141.3	40.7	0.01%
D&G Capital LLC dba Miami Grill 277	(*,#,^)	2521 North Federal Hwy, Unit C, Boca Raton, FL 33431	Food Services and Drinking Places	Term Loan	6.5%	12/16/2025	43.7	43.7	19.2	0.01%
Darian L Hampton DDS PA and Darian L. Hampton	(*,#)	3610 N Josey Lane Ste 104, Carrollton, TX 75007	Ambulatory Health Care Services	Term Loan	8.25%	12/20/2028	292.6	292.6	2.9	0.00%
David D. Sullivan dba DMS Construction	(*,#,^)	6400 Charwood Place, Bakersfield, CA 93306	Specialty Trade Contractors	Term Loan	6%	8/9/2028	11.5	11.5	8.6	0.00%
Destination Hope, Inc, TrilogyTreatment & Wellness Center, Inc, The Ac	(*,#)	6555 NW 9th Ave, Fort Lauderdale, FL 33309	Ambulatory Health Care Services	Term Loan	Prime plus 0%	12/30/2029	220.6	220.6	213.4	0.06%
Destination Hope, Inc. and The Academy for Addiction Professionals, In	(*,#)	6555 NW 9th Ave, Fort Lauderdale, FL 33309	Ambulatory Health Care Services	Term Loan	6%	12/30/2044	102.1	102.1	98.8	0.03%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	(*,#,^)	2685 US Hwy 41, Calhoun, GA 30701	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	1,316.8	1,316.8	524.7	0.14%
Douglas Printy Motorsports, Inc. dba Blackburn Trike	(*,#)	1410 Medina Rd, Medina, OH 44256	Motor Vehicle and Parts Dealers	Term Loan	8.25%	3/9/2040	74.2	74.2	3.3	0.00%
Doxa Deo Inc dba Luv 2 Play	(*,#,^)	1600 Village Market Blvd, Leesburg, VA 20175	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	2/28/2026	81.1	81.1	78.5	0.02%
Dr. Richard Rolle JR, PLLC dba Rolle Oral & Facial Surgery PLLC	(*,#,^)	1515 Shopton Rd, Charlotte, NC 28217	Ambulatory Health Care Services	Term Loan	7.5%	9/29/2042	234.8	234.8	196.7	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Driven Warehouse/Distribution LLC	(*,#)	271 East North Ave, Glendale, IL 60139	Truck Transportation	Term Loan	8%	12/22/2027	726.2	726.2	375.4	0.10%
DTM Parts Supply Inc.	(*,#)	31 Sageman St, Mount Vernon, NY 10550	Merchant Wholesalers, Durable Goods	Term Loan	7%	6/2/2025	40.5	40.5	40.5	0.01%
DuCharme Realty LLC and DuCharme Enterprises LLC dba Specialty	(*,#)	1717 Hwy 200, Noxon, MT 59853	Wood Product Manufacturing	Term Loan	8%	2/2/2040	163.2	163.2	39.8	0.01%
Dynamic Dental Corporation	(*,#,^)	3760 NW 126th Ave, Coral Springs, FL 33065	Merchant Wholesalers, Durable Goods	Term Loan	7.5%	5/31/2029	60.4	60.4	22.0	0.01%
E & I Holdings, LP & PA Farm Products, LLC	(*,#)	1095 Mt Airy Rd, Stevens, PA 17578	Food Manufacturing	Term Loan	6%	4/30/2030	4,705.2	4,705.2	3,798.0	1.04%
E.S.F.P. LLC dba Volusia Van and Storage	(*,#,^)	1203 N US 1, Ormond Beach, FL 32174	Truck Transportation	Term Loan	6%	11/11/2025	54.4	54.4	6.3	0.00%
Earth First Recycling LLC	(*,#,^)	400 Island Park Rd, Easton, PA 18040	Merchant Wholesalers, Durable Goods	Term Loan	8%	12/6/2027	72.8	72.8	—	0.00%
Earth First Recycling, LLC and 191 Clark Road, LLC	(*,#,^)	400 Island Park Rd, Easton, PA 18040	Merchant Wholesalers, Durable Goods	Term Loan	8%	6/5/2027	338.0	338.0	296.8	0.08%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	(*,#,^)	11949 Borden Ave, San Fernando, CA 91340	Specialty Trade Contractors	Term Loan	8.25%	12/31/2022	43.9	43.9	43.5	0.01%
Ericon, Inc.	(*,#,^)	740 Davenport Ave, Fremont, NE 68025	Gasoline Stations	Term Loan	8.25%	12/1/2041	705.6	705.6	570.6	0.16%
ERT Group Inc and Curt's Tools Inspection Inc	(*,#,^)	5229 142nd Dr. NW, Williston, ND 58801	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/18/2041	863.4	863.4	654.9	0.18%
Europlast Ltd	(*,#)	100 Industrial Lane, Endeavor, WI 53930	Plastics and Rubber Products Manufacturing	Term Loan	6%	9/26/2022	312.9	312.9	44.4	0.01%
Evergreen Pallet LLC and Evergreen Recycle LLC	(*,#,^)	302 W 53rd St N., Wichita, KS 67204	Wood Product Manufacturing	Term Loan	7.25%	3/16/2026	884.8	884.8	317.5	0.09%
Magill Truck Line LLC and Jeff J. Ralls	(*,#,^)	211 West 53rd St. N., Park City, KS 67204	Truck Transportation	Term Loan	7.25%	3/11/2029	181.6	181.6	38.8	0.01%
Evernook Valley Milk LLC	(*,#,^)	7448 Emmerson Rd, Everson, WA 98247	Animal Production and Aquaculture	Term Loan	7.5%	8/31/2042	637.5	637.5	441.8	0.12%
Excel RP Inc	(*,#,^)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	8/30/2023	66.8	66.8	65.4	0.02%
Excel RP Inc	(*,#,^)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	3/25/2026	95.2	95.2	25.9	0.01%
Excel RP, Inc./Kevin and Joann Foley	(*,#)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	7/8/2028	32.4	32.4	31.0	0.01%
Florida Apnea Diagnostics LLC	(*,#,^)	2664 Cypress Ridge Blvd Ste. 101 & 102 A, Wesley Chapel, FL 33544	Ambulatory Health Care Services	Term Loan	8.25%	10/20/2027	143.4	143.4	67.1	0.02%
Frontier Sand LLC	(*,#,^)	305 Country Hwy AA, New Auburn, WI 54757	Mining (except Oil and Gas)	Term Loan	8.25%	11/30/2027	463.6	463.6	323.1	0.09%
Galaforo Construction and Companies LLC	(*,#,^)	1770 Stumpf Blvd, Terrytown, LA 70056	Construction of Buildings	Term Loan	7.5%	12/15/2042	12.1	12.1	11.0	0.00%
GEM2K, LLC dba Precision Precast Group	(*,#,^)	4150 E Magnolia St., Phoenix, AZ 85034	Miscellaneous Manufacturing	Term Loan	8.25%	5/19/2027	140.4	140.4	23.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Grand Manor Realty, Inc. & Kevin LaRoe	(*,#)	318 S. Halsted St., Chicago, IL 60661	Real Estate	Term Loan	6%	2/20/2023	19.0	19.0	18.4	0.01%
Graphics,Type and Color Enterprises Inc dba Clubflyers.com and GTC Med	(*,#,^)	2300 NW 7th Ave, Miami, FL 33127	Printing and Related Support Activities	Term Loan	8.25%	9/28/2041	821.5	821.5	803.6	0.22%
Gratitude Training, LLC	(*,#,^)	1901 N Federal Hwy, Ste 212, Pompano Beach, FL 33062	Administrative and Support Services	Term Loan	Prime plus 0%	5/22/2029	68.2	68.2	66.7	0.02%
H.M.C, Incorporated	(*,#,^)	7190 Oakland Mills Rd Ste 10, Columbia, MD 21046	Furniture and Related Product Manufacturing	Term Loan	8.25%	7/3/2028	183.8	183.8	179.8	0.05%
Hagerstown Muffler, Inc. and JMS Muffler, Inc	(*,#)	1390 Dual Hwy, Hagerstown, MD 21740	Repair and Maintenance	Term Loan	8%	9/24/2040	58.6	58.6	30.1	0.01%
Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc. d	(*,#,^)	34 35th St., Brooklyn, NY 11232	Food Manufacturing	Term Loan	Prime plus 0%	12/14/2027	77.2	77.2	75.5	0.02%
Harrelson Materials Management,Inc	(*,#)	1101 Russell Rd, Shreveport, LA 71107	Waste Management and Remediation Services	Term Loan	6%	6/24/2021	465.2	465.2	3.9	0.00%
HDD Solutions, LLC	(*,#)	6550 Progress Parkway, Cedar Hill, MO 63016	Heavy and Civil Engineering Construction	Term Loan	8.25%	12/31/2028	552.8	552.8	340.2	0.09%
HG Ventures, Inc. dba Diamond Head Trucking	(*,#,^)	100 Phoenix Dr, Finleyville, PA 15332	Truck Transportation	Term Loan	7.5%	6/29/2030	807.7	807.7	47.6	0.01%
Home Again Restaurant LLC	(*,#)	9524 Camp Lake Rd, Salem, WI 53168	Food Services and Drinking Places	Term Loan	6.25%	6/30/2040	0.4	0.4	—	0.00%
IHC Hardware Inc.	(*,#,^)	614 BRd St., Story City, IA 50248	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 0%	12/6/2042	95.7	95.7	68.9	0.02%
Insight Vision Care, PC, CRMOD Lubbock, P.C.,Vielm Vision Eyecare Inc	(*,#,^)	4899 Griggs Rd, Houston, TX 77021	Ambulatory Health Care Services	Term Loan	7.75%	12/27/2043	1,084.6	1,084.6	255.6	0.07%
J&K Fitness, LLC dba Physiques Womens Fitness Center	(*,#)	2505 Verot School Rd, Lafayette, LA 70508	Amusement, Gambling, and Recreation Industries	Term Loan	8%	6/8/2036	14.6	14.6	11.7	0.00%
J Olson Enterprises LLC and Olson Trucking Direct, Inc.	(*,#)	311 Ryan St, Holmen, WI 54636	Truck Transportation	Term Loan	6%	6/28/2025	628.4	628.4	71.2	0.02%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(*,#,^)	640 Dubois St., Du Bois, PA 15801	Building Material and Garden Equipment and Supplies Dealers	Term Loan	6%	11/10/2026	161.6	161.6	120.5	0.03%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(*,#,^)	640 Dubois St., Dubois, PA 15801	Building Material and Garden Equipment and Supplies Dealers	Term Loan	6%	11/10/2041	438.5	438.5	414.2	0.11%
Jay Carlton's, LLC dba Jay Birds Rotisserie & Grill	(*,#,^)	24480 W 10 Mile RD, Southfield, MI 48033	Food Services and Drinking Places	Term Loan	6%	1/4/2029	34.8	34.8	25.5	0.01%
JNP Delivery Inc	(*,#,^)	4500 North Providence # 7, Appleton, WI 54913	Couriers and Messengers	Term Loan	6%	11/7/2027	8.4	8.4	8.2	0.00%
JP Dhillon's Foods LLC	(*,#,^)	840 El Paseo de Saratoga, San Jose, CA 95130	Food Services and Drinking Places	Term Loan	6%	6/1/2029	86.5	86.5	—	0.00%
JVLS LLC dba Vaccines 2 Go	(*,#,^)	4060 Johns Creek Parkway, Ste H, Suwanee, GA 30024	Ambulatory Health Care Services	Term Loan	6%	12/7/2027	12.0	12.0	—	0.00%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

JVLS LLC dba Vaccines 2 Go	(*,#,^)	4060 Johns Creek Parkway, Ste H,, Suwanee, GA 30024	Ambulatory Health Care Services	Term Loan	6%	5/17/2028	6.9	6.9	—	0.00%
K Soles Corp dba Max Collections	(*,#,^)	3208 Oakcliff Industrial St., Doraville, GA 30340	Merchant Wholesalers, Nondurable Goods	Term Loan	6%	3/16/2026	14.4	14.4	—	0.00%
Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	(*,#)	200 West Adams St, Cochranton, PA 16314	Motor Vehicle and Parts Dealers	Term Loan	6.25%	10/29/2039	11.1	11.1	3.3	0.00%
Kids at Heart,LLC dba Monster Mini Golf	(*,#,^)	10 Newbury St., Danvers, MA 01923	Amusement, Gambling, and Recreation Industries	Term Loan	6.75%	9/22/2026	18.5	18.5	16.7	0.00%
Kidtastic LLC dba The Little Gym of Audubon	(*,#,^)	2850 Audubon Dr, Audubon, PA 19403	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	7/27/2026	44.9	44.9	16.0	0.00%
Kneading Dough LLC dba NY Bagel Cafe & Deli,NY Bagle, New York Bagle,N	(*,#)	10287 Okeechobee Blvd #13, Royal Palm Beach, FL 33411	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2029	17.7	17.7	17.1	0.00%
Kostekos Inc dba New York Style Pizza	(*,#)	10 South King St., Gloucester, NJ 08030	Food Services and Drinking Places	Term Loan	8%	2/6/2040	61.9	61.9	27.7	0.01%
LAN Doctors Inc	(*,#)	14 Pierson Court, Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	8.25%	8/28/2025	59.3	59.3	58.0	0.02%
LAN Doctors Inc	(*,#,^)	14 Pierson Court, Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	8.25%	3/16/2026	43.4	43.4	36.3	0.01%
Legacy Roof Contractors LLC	(*,#,^)	32091 Broken Branch Circle, Spanish Fort, AL 36527	Specialty Trade Contractors	Term Loan	6%	2/28/2044	294.0	294.0	193.5	0.05%
Lilo Holdings LLC	(*,#,^)	1000 Roosevelt Ave., Cartaret, NJ 07008	Food Services and Drinking Places	Term Loan	6%	12/5/2026	11.6	11.6	—	0.00%
Linqserv Inc.	(*,#,^)	1555 Lyell Ave, Rochester, NY 14606	Transit and Ground Passenger Transportation	Term Loan	7.5%	11/9/2027	264.0	264.0	22.2	0.01%
Lowgap Grocery & Grill LLC	(*,#,^)	8773 West Pine St., Lowgap, NC 27024	General Merchandise Stores	Term Loan	7.25%	3/24/2041	48.0	48.0	19.2	0.01%
M & H Pine Straw Inc and Harris L. Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	3/21/2023	197.4	197.4	—	0.00%
M & H Pine Straw, Inc and Harris L. Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Support Activities for Agriculture and Forestry	Term Loan	6%	4/30/2020	27.9	27.9	—	0.00%
M & H Pine Straw, Inc.and Harris Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	7/10/2020	27.4	27.4	—	0.00%
M & H Pinestraw, Inc. and Harris L. Maloy	(*,#)	526 Perry House Rd, Fitzgerald, GA 31750	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	12/15/2021	133.8	133.8	—	0.00%
Mariam Diner Inc dba Country Kitchen Restaurant	(*,#,^)	17393 Main St., Hesperia, CA 92345	Food Services and Drinking Places	Term Loan	8%	3/18/2026	42.8	42.8	16.3	0.00%
Marlin Lighting LLC	(*,#,^)	7207 B Lockport Pl, Lorton, VA 22079	Specialty Trade Contractors	Term Loan	6%	12/19/2028	90.9	90.9	89.9	0.02%
Matchless Transportation LLC dba First Class Limo	(*,#)	31525 Aurora Rd # 5, Solon, OH 44139	Transit and Ground Passenger Transportation	Term Loan	6.25%	5/31/2020	119.2	119.2	36.4	0.01%
MB Xpress Inc	(*,#,^)	159 D'Arcy Parkway, Lathrop, CA 95330	Truck Transportation	Term Loan	8.25%	9/19/2028	1,035.1	1,035.1	—	0.00%
Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	(*,#,^)	780 S Peace Haven Rd, Winston Salem, NC 27103	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	7%	11/25/2025	10.5	10.5	9.7	0.00%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

MIT LLC	(*,#,^)	11 North Peach ST., Medford, OR 97504	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	84.9	84.9	69.7	0.02%
Mojo Brands Media, LLC	(*,#)	3260 University Blvd., Ste 100, Winter Park, FL 32792	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	725.0	725.0	115.2	0.03%
Morris Glass and Construction Inc	(*,#)	40058 Hwy 30, Astoria, OR 97103	Specialty Trade Contractors	Term Loan	15%	10/1/2023	351.7	351.7	172.5	0.05%
MTV Bowl, Inc. dba Legend Lanes	(*,#)	4190 State Rd, Cuyahoga Falls, OH 44223	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	6/30/2036	188.3	188.3	112.9	0.03%
Murf & Sons LLC	(*,#,^)	3821 Pleasant Hill Rd, Store #B-107, Kissimmee, FL 34746	Food Services and Drinking Places	Term Loan	6%	11/16/2027	89.2	89.2	86.3	0.02%
N Transport LLC	(*,#,^)	5348 W Brown Ave, Fresno, CA 93722	Truck Transportation	Term Loan	8%	11/20/2027	385.5	385.5	86.4	0.02%
N Transport LLC	(*,#,^)	294 N. Fruit Ave, Fresno, CA 93706	Truck Transportation	Term Loan	8.25%	11/20/2042	175.3	175.3	140.4	0.04%
Nando LLC dba Tall Timbers Banquet and Conference Center	(*,#,^)	13831 National Rd SW, Reynoldsburg, OH 43068	Food Services and Drinking Places	Term Loan	6%	4/20/2028	12.7	12.7	12.6	0.00%
Neville Galvanizing, Inc	(*,#)	2983 Grand Ave, Pittsburgh, PA 15225	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	235.7	235.7	—	0.00%
Olsen Bros. Transportation, Inc. & Golden Spike Leasing, LLC	(*,#,^)	2520 Pennsylvania Ave, Ogden, UT 84401	Truck Transportation	Term Loan	8.25%	6/20/2028	513.2	513.2	45.4	0.01%
P & M Entertainment, LLC dba Luv 2 Play	(*,#,^)	35 Lafayette Rd Ste #8, North Hampton, NH 03862	Amusement, Gambling, and Recreation Industries	Term Loan	6%	5/10/2028	78.5	78.5	77.6	0.02%
Panther Ironworks and Rigging Solutions LLC	(*,#,^)	1028 Washburn Switch Rd, Shelby, NC 28150	Specialty Trade Contractors	Term Loan	6%	11/10/2026	112.7	112.7	70.1	0.02%
Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Globa	(*,#)	412 and 500 Main St., La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2026	570.7	570.7	3.1	0.00%
Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Serv	(*,#,^)	412 and 500 Main St., La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2041	110.1	110.1	35.3	0.01%
Peter K Lee MD, PC dba Atlanta Primary Care	(*,#,^)	211 Roberson Mill Rd, Milledgeville, GA 31061	Ambulatory Health Care Services	Term Loan	8.25%	9/13/2043	859.6	859.6	831.7	0.23%
Peter K Lee MD, PC dba Atlanta Primary Care LLC	(*,#,^)	5 Ashford Way, Hawkinsville, GA 31061	Ambulatory Health Care Services	Term Loan	8.25%	9/13/2028	381.0	381.0	368.7	0.10%
Picon Motors LLC dba The New Young's Motors	(*,#,^)	199-211 Central Ave, Orange, NJ 07080	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 0%	6/12/2029	213.8	213.8	176.4	0.05%
Play4Fun dba Luv 2 Play	(*,#,^)	13722 Jamboree Rd, Irvine, CA 92602	Amusement, Gambling, and Recreation Industries	Term Loan	7.5%	3/7/2028	148.1	148.1	87.9	0.02%
PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc., T	(*,#,^)	2040 Dowdy Ferry, Dallas, TX 75218	Specialty Trade Contractors	Term Loan	8.25%	12/19/2038	488.4	488.4	472.6	0.13%
Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand and	(*,#,^)	13851 S State HWY 34, Scurry, TX 75158	Specialty Trade Contractors	Term Loan	8.25%	10/28/2025	479.9	479.9	277.1	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Tables and Bars Services, Inc and Tables and Bars Rentals, LLC	(*,#,^)	5051 Peachtree Corners Circle Ste #200, Norcross, GA 30092	Administrative and Support Services	Term Loan	6%	9/20/2028	15.5	15.5	—	0.00%
Providence Management Environmental, LLC, Tindol Energy Group, LLC	(*,#,^)	6570 W Hwy 67, Cleburne, TX 76033	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/19/2029	255.9	255.9	250.4	0.07%
Purely Seed LLC	(*,#,^)	11515 Lake Lane, Ste 102, Chisago, MN 55013	Merchant Wholesalers, Nondurable Goods	Term Loan	6%	2/26/2028	101.7	101.7	—	0.00%
Ramjay Inc.	(*,#,^)	85 S. Bragg St. Ste 303, Alexandria, VA 22312	Transit and Ground Passenger Transportation	Term Loan	8.25%	1/13/2027	375.6	375.6	63.5	0.02%
Recovery Boot Camp, LLC, Rule 62, Inc. and Healing Properties, LLC	(*,#,^)	85 SW 5th Ave, Delray Beach, FL 33444	Ambulatory Health Care Services	Term Loan	7.75%	12/28/2028	111.1	111.1	9.2	0.00%
Return to Excellence Inc	(*,#,^)	176 Country Club Dr, Waynesville, NC 28786	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	1/27/2027	15.6	15.6	15.4	0.00%
Return to Excellence, Inc. dba The Waynesville Inn Golf & Spa	(*,#)	176 Country Club Dr, Waynesville, NC 28786	Amusement, Gambling, and Recreation Industries	Term Loan	8%	10/10/2039	1,141.5	1,141.5	1,129.0	0.31%
RG Productions LLC	(*,#,^)	2414 W Battlefield Ste H, Springfield, MO 65807	Rental and Leasing Services	Term Loan	6%	3/28/2029	102.5	102.5	72.8	0.02%
Robert E. Caves, Sr. and American Plank dba Caves Enterprises	(*,#,^)	40515 Pumpkin Center Rd, Hammond, LA 70403	Merchant Wholesalers, Durable Goods	Term Loan	6%	9/30/2021	40.1	40.1	38.4	0.01%
Roundhay Partners LLC and Roundhay Farming LLC	(*,#,^)	6160 Granite Spring Rd, Somerset, CA 95684	Crop Production	Term Loan	8.25%	8/8/2042	898.1	898.1	869.0	0.24%
Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	(*,#,^)	5245 Bucks Bar Rd, Placerville, CA 95667	Beverage and Tobacco Product Manufacturing	Term Loan	8.25%	1/19/2030	229.5	229.5	222.0	0.06%
Rich's Food Stores LLC dba Hwy 55 of Wallace	(*,#,^)	611 East Southerland St., Wallace, NC 28466	Food Services and Drinking Places	Term Loan	8.25%	9/14/2026	99.3	99.3	6.8	0.00%
Route 130 SCPI Holdings LLC (EPC) Route 130 SCPI Operations LLC (OC) d	(*,#)	423-429 Route 156, Trenton, NJ 08620	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	279.5	279.5	33.8	0.01%
Sanabi Investment, LLC dba Oscar's Moving and Storage	(*,#,^)	11421 N W 107th St., #13, Miami, FL 33178	Truck Transportation	Term Loan	7.5%	6/20/2027	95.9	95.9	14.0	0.00%
Sandlot Ventures LLC and Sandbox Ventures LLC	(*,#,^)	1857A Elmdale Ave, Glenview, IL 60025	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/25/2040	88.1	88.1	61.2	0.02%
Sandbox Ventures LLC	(*,#,^)	1857 A Elmdale Ave, Glenview, IL 60026	Amusement, Gambling, and Recreation Industries	Term Loan	6%	10/11/2027	15.4	15.4	—	0.00%
SDA Holdings LLC and Les Cheveux Salon Inc	(*,#,^)	306 McClanahan St., Roanoke, VA 24014	Personal and Laundry Services	Term Loan	7.5%	12/15/2040	108.5	108.5	51.0	0.01%
Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	(*,#)	3822 State Route 3, Red Bud, IL 62278	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	2/10/2030	523.9	523.9	16.6	0.00%
Shaffer Automotive Repair, LLC	(*,#)	1485 North McQueen Rd #1, Gilbert, AZ 85233	Repair and Maintenance	Term Loan	7%	5/24/2030	132.8	132.8	39.1	0.01%
Shane M. Howell and Buck Hardware and Garden Center, LLC	(*,#)	1007 Lancaster Pike, Quarryville, PA 17566	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.5%	12/27/2038	94.8	94.8	18.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Shining Star Kids, Inc. dba Brain Balance	(*,#,^)	17323 Ventura Blvd, Encino, CA 91316	Educational Services	Term Loan	Prime plus 0%	1/7/2029	77.2	77.2	76.4	0.02%
Smith and Son Plumbing, LLC	(*,#,^)	15922 Eldorado Parkway, Ste 500-1579, Frisco, TX 75035	Specialty Trade Contractors	Term Loan	6%	6/10/2029	76.0	76.0	34.5	0.01%
Southside BBQ Corp	(*,#,^)	16032 South Hwy 16, Cherokee, TX 76832	Food Services and Drinking Places	Term Loan	Prime plus 0%	1/25/2028	15.7	15.7	15.6	0.00%
Sovereign Communications LLC	(*,#)	26 E 3 Mile Rd,, Sault Sainte Marie, MI 49783	Broadcasting (except Internet)	Term Loan	6.75%	2/7/2024	627.4	627.4	116.7	0.03%
Specialty Surgery Center, Inc.	(*,#,^)	5505 Peachtree Dunwoody Rd Stes 640,645, Atlanta, GA 30342	Ambulatory Health Care Services	Term Loan	6%	6/28/2029	1,158.8	1,158.8	142.7	0.04%
Street Magic Enterprise LLC dba New Lisbon Travel Mart	(*,#,^)	1700 East Bridge St., New Lisbon, WI 53950	Gasoline Stations	Term Loan	7.5%	11/7/2042	375.1	375.1	62.7	0.02%
Studio Find It Georgia Inc	(*,#,^)	3399 Peachtree Rd NE, Ste 400, Atlanta, GA 30326	Amusement, Gambling, and Recreation Industries	Term Loan	6%	5/13/2026	14.8	14.8	5.3	0.00%
Suncrest Stone Products LLC	(*,#,^)	341 County Farm Rd, Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	7.25%	8/29/2041	493.3	493.3	86.3	0.02%
Suncrest Stone Products LLC	(*,#,^)	341 County Farm Rd, Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	7.5%	8/29/2026	535.4	535.4	156.6	0.04%
T and B Boots Inc dba Takken's Shoes	(*,#)	72 South Main St., Templeton, CA 93465	Clothing and Clothing Accessories Stores	Term Loan	7.25%	12/7/2026	95.2	95.2	80.6	0.02%
Tarver-Henley Inc. and Tar-Hen LLC	(*,#,^)	2125 College Ave, Jackson, AL 36545	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.75%	6/21/2042	97.8	97.8	50.3	0.01%
The Jig, LLC	(*,#,^)	3115 Camp Phillips Rd, Wausau, WI 54403	Food Services and Drinking Places	Term Loan	8.25%	10/24/2042	24.4	24.4	24.1	0.01%
The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	(*,#,^)	29291 Amerihost Dr, Dowagiac, MI 49047	Accommodation	Term Loan	8.25%	12/5/2041	335.1	335.1	331.5	0.09%
United States Plastic Equipment LLC	(*,#,^)	4447 OH-303, Mantua, OH 44255	Merchant Wholesalers, Durable Goods	Term Loan	8.25%	12/13/2028	110.5	110.5	—	0.00%
Victorian Restaurant and Tavern, LLC	(*,#,^)	226 Maple Ave, Cheshire, CT 06410	Food Services and Drinking Places	Term Loan	8.25%	2/22/2042	104.4	104.4	46.3	0.01%
Webb Eye Associates, PA	(*,#,^)	1720 S W W White Rd, San Antonio, TX 78220	Ambulatory Health Care Services	Term Loan	7.25%	7/19/2027	71.2	71.2	33.4	0.01%
White Hawk Inc.	(*,#,^)	2101 Dr. Martin Luther King Jr. Blvd, Stockton, CA 95205	Truck Transportation	Term Loan	8.25%	12/15/2026	917.5	917.5	104.0	0.03%
Wilban LLC	(*,#,^)	454 US Hwy 22, Whitehouse Station, NJ 08889	Food Services and Drinking Places	Term Loan	7.5%	3/11/2026	25.5	25.5	24.6	0.01%
Wilban LLC	(*,#)	454 US Hwy 22, Whitehouse Station, NJ 08889	Food Services and Drinking Places	Term Loan	7.25%	3/28/2039	238.6	238.6	101.2	0.03%
LA Diner Inc dba Loukas L A Diner	(*,#)	3205 Route 22 East, Branchburg, NJ 08876	Food Services and Drinking Places	Term Loan	7.25%	9/28/2037	92.8	92.8	80.4	0.02%
Zeeba Company, Inc dba Zeeba Rent-A-Van & 5 Star Rent- A-Van	(*,#,^)	3200 Wilshire Blvd Ste 1000, Los Angeles, CA 90010	Transit and Ground Passenger Transportation	Term Loan	7.75%	9/27/2028	589.5	589.5	369.8	0.10%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Zahmel Restaurant Suppliers Corp dba Cash & Carry;Zahners Hardware;Zan	(*,#,^)	33-51 11th St., Astoria, NY 11106	Merchant Wholesalers, Nondurable Goods	Term Loan	8.25%	4/28/2027	75.8	75.8	74.9	0.02%
Total Unguaranteed Non-Accrual SBA Investments							52,873.8	52,873.8	$27,221.5	7.42%

Total Unguaranteed SBA Investments							$423,287.7	$423,287.7	$412,019.7	112.31%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

AJN Innovations LLC	6704 Main St., Miami Lakes, FL 33014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/15/2031	$329.5	$329.5	$371.4	0.10%
NJ Floats	327 Route 202/206, Bedminster Township, NJ 07921	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2046	614.3	614.3	692.3	0.19%
Emmalina LLC	3602 Rock Bay Dr, Louisville, KY 40245	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/21/2030	33.4	33.4	37.6	0.01%
Sherwood Sporthorses	20502 Forestview, Magnolia, TX 77355	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2046	923.7	923.7	1,059.9	0.29%
Chet Lemon Enterprises	1544 Lane Park Cut off, Tavares, FL 32778	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/3/2031	659.0	659.0	742.7	0.20%
Jones Roger Shermann Inn Inc.	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/4/2030	81.0	81.0	91.3	0.02%
The Hall at the Yard	1412 Alden Rd, Orlando, FL 32803	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/2/2031	1,579.0	1,579.0	1,779.5	0.49%
Tapia Auto Care LLC	2 Center Road, Old Saybrook, CT 06475	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/12/2031	279.1	279.1	314.6	0.09%
Little Angels Daycare	4551 Summit Blvd, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus 2.75%	10/3/2046	125.2	125.2	143.6	0.04%
Clean Energyz LLC	881 Alma Real Drive Suite T-16, Pacific Palisades, CA 90272	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2031	180.1	180.1	202.9	0.06%
ALG Health	520 West Mulberry Street, Bryon, OH 43506	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2031	2,085.5	2,085.5	2,350.3	0.64%
RH All Around Repair	2008 Coahuila Rd, Odessa, TX 79763	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2046	387.0	387.0	444.1	0.12%
La Dolce Vita LLC	408 Kelly Plantation Dr, Destin, FL 32541	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2031	811.5	811.5	914.5	0.25%
Moon Group, Inc.	145 Moon Rd, Chesapeake City, MD 21915	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	3,274.4	3,274.4	3,560.9	0.97%
Beau & HB Inc. dba Beau’s Billard, Bowling & Arcade	100 Village Rd, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	109.4	109.4	120.4	0.03%
Hackstaff Restaurants	248 W 1st. St. Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	418.8	418.8	460.7	0.13%
Lulubelle's Mountain Banana Bread LLC	1063 Carousel Rd, Lake Arrowhead, CA 92352	Food Manufacturing	Term Loan	Prime plus 2.75%	12/21/2045	750.0	750.0	852.7	0.23%
American Pharmaceutical Innovation Company, LLC	1425 Centre Circle, Downers Grove, IL 60515	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	43.8	43.8	43.8	0.01%
Auburn Analytical Labs	210 Bay City Road, Midland, MI 48642	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2031	225.0	225.0	254.3	0.07%
Ground Breakers Construction Inc	2292 a/k/a 2274 Hayride Road, Lebec, CA 93243	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/26/2031	983.7	983.7	1,111.6	0.30%
New Image Window & Door Inc	705 Hennis Road, Winter Garden, FL 34787	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/26/2031	237.6	237.6	268.5	0.07%
QXC Communications	3785 North Federal Highway, Suite 205, Boca Raton, FL 33431	Telecommunications	Term Loan	Prime plus 2.75%	3/29/2031	945.0	945.0	1,067.9	0.29%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Signet Media	630 S.1st Street, San Jose, CA 95113	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2031	720.0	720.0	813.6	0.22%
Markell Construction	6248 N Woodstock Street, Philadelphia, PA 19138	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/29/2031	214.2	214.2	242.0	0.07%
Kidz Choice Services Inc	14-34 110th Street, Flushing, NY 11356	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2031	1,890.0	1,890.0	2,131.0	0.58%
Jason Watt Pictures	110 Broadway #507, Brooklyn, NY 11249	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/29/2031	166.5	166.5	188.1	0.05%
The Sign Company of Wilmington Inc	428 Landmark Drive, Wilmington, NC 28412	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/30/2046	923.4	923.4	1,071.1	0.29%
Empire State Adjuster’s dba Frankie M’s Auto	419 West Main Street, Smithtown, NY 11787	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2046	1,579.5	1,579.5	1,826.3	0.50%
Drake Dance Academy	5790 Marble Creek Stree, Dublin, OH 43016	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/30/2046	1,234.8	1,234.8	1,429.3	0.39%
Underground Toys USA LLC	7626 Miramar Rd, San Diego, CA 92126	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/30/2031	2,790.0	2,790.0	3,135.3	0.85%
Bojax Auto Collision Inc	4712 Fernlee Avenue, Royal Oak, MI 48073	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2031	343.8	343.8	388.5	0.11%
Bojax Auto Collision Inc	4712 Fernlee Avenue, Royal Oak, MI 48073	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2046	214.2	214.2	248.5	0.07%
Barrett Enterprises	920 N Columbia St, Milledgeville, GA 31061	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2046	400.5	400.5	464.6	0.13%
Barrett Enterprises	2920 N Columbia St, Milledgeville, GA 31061	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2031	189.0	189.0	213.6	0.06%
Walking Urgent Care Inc	10308 West Sample Road, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2031	2,250.0	2,250.0	2,531.3	0.69%
Tober Building Company	3351 Brecksville Road, Richfield, OH 44286	Construction of Buildings	Term Loan	Prime plus 2.75%	3/31/2031	3,639.5	3,639.5	4,067.2	1.11%
Batteries in a Flash.com Inc	720 W Cheyenne Ave, North Las Vegas, NV 89030	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/31/2046	925.2	925.2	1,073.2	0.29%
Suncoast Premier Medical LLC	1239 US-27, Clermont, FL 34714	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2046	913.5	913.5	1,059.7	0.29%
Statewide Healthcare Inc	102 Oglethorpe Professional Court, Savannah, GA 31406	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2031	558.0	558.0	630.5	0.17%
Quality Sound Communications Inc	1551 North Tustin Avenue, Suite 960, Santa Ana, CA 92705	Telecommunications	Term Loan	Prime plus 2.75%	3/31/2031	1,206.0	1,206.0	1,362.0	0.37%
Triple B’s Inc dba Crews Door Company	12189 Livingston Road, Manassas, VA 20109	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/31/2046	835.9	835.9	969.7	0.26%
Knight Settlement Sand & Gravel LLC	7291 Knight Settlement Rd, Bath, NY 14810	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/31/2031	1,494.0	1,494.0	1,684.5	0.46%
Trailer Marketing Services Inc	4560 State Route 233, Clinton, NY 13323	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2046	202.5	202.5	234.9	0.06%
Thomson Holdings Enterprises LLC	345 8th Street, Daytona Beach, FL 32117	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/31/2046	995.4	995.4	1,154.7	0.31%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

TK Cleaning & Lawn Service LLC	4449 Beechaven Drive, Rock Hill, SC 29732	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/31/2031	1,080.0	1,080.0	1,219.7	0.33%
TK Cleaning & Lawn Service LLC	4449 Beechaven Drive, Rock Hill, SC 29732	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/31/2046	225.0	225.0	261.0	0.07%
Diamond Ridge Professionals LLC,	8629 Mesquite Circle, Magna, UT 84044	Construction of Buildings	Term Loan	Prime plus 6.5%	1/19/2031	18.7	18.7	21.5	0.01%
Centre for Autism Treatment LLC	13090 Sundown Road, Victorville, CA 92392	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/20/2031	18.7	18.7	21.5	0.01%
LONDERPASS, INC.	108 N Fiore Parkway, Vernon Hills, IL 60061	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/21/2031	18.7	18.7	21.5	0.01%
Travis D. Long dba Pasture Clearing Fencing	1205 N Street, Belleville, KS 66935	Construction of Buildings	Term Loan	Prime plus 6.5%	1/22/2031	18.7	18.7	21.5	0.01%
WILD THING ACCOUNTING & TAX LLC	805 NE 190th Avenue, Portland, OR 97230	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/22/2031	18.7	18.7	21.5	0.01%
Andrew's Spotless Cleaning, LLC	1604 Marcella Drive, Covington, KY 41011	Administrative and Support Services	Term Loan	Prime plus 6.5%	1/22/2031	18.7	18.7	21.5	0.01%
Wild Wellness LLC	151 Lake Street, Lancaster, OH 43130	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	1/22/2031	8.2	8.2	9.4	—%
Skypie Studio & Crafts LLC	933 Mary Ave, Opelousas, LA 70570	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/22/2031	17.9	17.9	20.6	0.01%
VIIXVII Sewing Studio, LLC	277 E Girard Avenue, Philadelphia, PA 19125	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 6.5%	1/22/2031	13.8	13.8	15.9	—%
Jazma Deaungilae Wise	110 Golden Pine Rd SW, Austell, GA 30168	Personal and Laundry Services	Term Loan	Prime plus 6.5%	1/28/2031	11.9	11.9	13.7	—%
UniGuide Media,LLC	105 Pearl Street, Sausalito, CA 94965	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	2/11/2031	18.8	18.8	21.6	0.01%
Alima Mandiang, dba Mandiang Hair Braiding	242 E. Claremont Rd, Philadelphia, PA 19120	Personal and Laundry Services	Term Loan	Prime plus 6.5%	2/17/2031	7.5	7.5	8.6	—%
Benevolent Family Services LLC	522 S Independence Boulevard, Suite 201, Virginia Beach, VA 23452	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	3/15/2031	18.8	18.8	21.6	0.01%
INB Enterprise LLC	7761 Diamondback Drive, College Park, MD 20742	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	3/15/2031	18.8	18.8	21.6	0.01%
Blasco Tire	960 Memorial Drive, Griffin, GA 30223	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 6.5%	3/24/2031	18.8	18.8	21.6	0.01%
Matrix Z LLC	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	10.9	10.9	10.9	—%
Rello Inc.	8063 Jericho Turnpike, Woodbury, NY 11797	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	5.3	5.3	5.3	—%
2Choice2Friends LLC	901 W Braker Lane, Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	11.1	11.1	11.1	—%
NYM Solutions Inc.	12150 SW 128th St. CT Ste 209, Miami, FL 33186	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	11.1	11.1	11.1	—%
Crystal Cleaning Service	26 Cooper Rd, Byhalia, MS 38611	Administrative and Support Services	Term Loan	Prime plus 6.5%	5/9/2029	9.0	9.0	9.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Clowers Trucking by Faith LLC	705 E Brookwood PL, Valdosta, GA 31601	Truck Transportation	Term Loan	Prime plus 6.5%	5/23/2029	11.0	11.0	11.0	—%
MCM Design LLC	5926 Vinings Vintage Way, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	8.7	8.7	8.7	—%
Still Photography	195 Terrace Place, Apt. 2, Brooklyn, NY 11218	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	11.2	11.2	11.2	—%
Archer Cleaners Inc.	1514 W. 33rd St., Chicago, IL 60608	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	11.2	11.2	11.2	—%
Law Office of Paula Padilla PLLC	2211 E Highland Ave Ste 130, Phoenix, AZ 85016	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/13/2029	4.5	4.5	4.5	—%
Bonadi Inc.	9858 W Sample Rd, Coral Springs, FL 33065	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/17/2029	11.2	11.2	11.2	—%
Campuscuts LLC	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	6.7	6.7	6.7	—%

Port Diesel LLC	3212 Alex Trask Dr, Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	11.2	11.2	11.2	—%
Menshka Inc.	88 High St., Mountclair, NJ 07042	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	7/10/2029	11.3	11.3	11.3	—%
The Bean Coffee Company, LLC	112 South Main St., Spring Hill, KS 66083	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	7/17/2029	11.3	11.3	11.3	—%
Lawrence Adeyemo & Co LLC	209-34 112 Ave, Queens Village, NY 11429	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	7/19/2029	9.0	9.0	9.0	—%
Gradstreet LLC	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Nonstore Retailers	Term Loan	Prime plus 6.5%	7/30/2029	7.0	7.0	7.0	—%
A&S Services LLC	3888 Lightner Rd, Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	8/7/2029	11.3	11.3	11.3	—%
Crystal Clear Accounting	34099 Tuscan Creek Way, Temecula, CA 92592	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/26/2029	2.9	2.9	2.9	—%
Doghouse Sport Fishing Charters Inc.	83413 Overseas Hwy, Islamorada, FL 33036	Scenic and Sightseeing Transportation	Term Loan	Prime plus 6.5%	8/30/2029	11.3	11.3	11.3	—%
No Push Back LLC	2223 Dungan Ave, Bensalem, PA 19020	Personal and Laundry Services	Term Loan	Prime plus 6.5%	8/30/2029	11.0	11.0	11.0	—%
Host Marketing LLC	206 Bell Lane, Ste B, West Monroe, LA 71291	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/18/2029	11.4	11.4	11.4	—%
Standard Real Estate Services LLC	500 West Silver Spring Dr, Ste K 200,, Glendale, WI 53217	Real Estate	Term Loan	Prime plus 6.5%	9/19/2029	11.4	11.4	11.4	—%
Bargain Store	107 Tabernacle Church Rd, Candor, NC 27229	General Merchandise Stores	Term Loan	Prime plus 6.5%	10/11/2029	11.5	11.5	11.5	—%
Powerlift Dumbwaiters Inc.	2444 Georgia Slide Rd, Georgetown, CA 95634	Machinery Manufacturing	Term Loan	Prime plus 6.5%	10/16/2029	11.0	11.0	11.0	—%
Pine Mountain Residential LLC	10240 Cosmopolitan Circle, Parker, CO 80134	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	10/16/2029	11.5	11.5	11.5	—%
James Clark and Company Inc.	8885 Haven Ave, Ste 120, Rancho Cucamonga, CA 91730	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	10/22/2029	11.5	11.5	11.5	—%
Sean McNamara	5639 Wood Lane, Allentown, PA 18106	Nonstore Retailers	Term Loan	Prime plus 6.5%	11/14/2029	11.5	11.5	11.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

The Pinnacle Group	105 Springside Dr, Akron, OH 44333	Social Assistance	Term Loan	Prime plus 6.5%	11/14/2029	11.5	11.5	11.5	—%
Pen’s Electric Company, Inc	504 Fairfax Ave, Nashville, TN 37212	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	11/21/2029	11.9	11.9	11.9	—%
Standard Capital Corp.	2349 Wessington Dr, Virginia Beach, VA 23456	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	12/5/2029	11.6	11.6	11.6	—%
Scott’s Hardware Inc	200 Tuckerton Rd, Medford, NJ 08055	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 6.5%	12/6/2029	11.6	11.6	11.6	—%
HADD Corp	364 Rugby Rd, Cedarhurst, NY 11516	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/17/2029	11.6	11.6	11.6	—%
La Tradicion Cubana Inc.	9357 S.W. 40th St., Miami, FL 33165	Miscellaneous Store Retailers	Term Loan	Prime plus 6.5%	12/20/2029	11.6	11.6	11.6	—%
This is a Fly Closet LLC	12408 Kingsview St., Bowie, MD 20721	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 6.5%	1/30/2030	11.7	11.7	11.7	—%
2 N 1 Home and Lawn LLC	1300 Ridenour Blvd, Kennesaw, GA 30152	Administrative and Support Services	Term Loan	Prime plus 6.5%	2/3/2030	11.7	11.7	11.7	—%
All Modes Transportation and Logistics	4313 Collingtree Dr, Rockledge, FL 32955	Support Activities for Transportation	Term Loan	Prime plus 6.5%	2/14/2030	11.7	11.7	11.7	—%
Green Farm Inc.	1018 W SR 424 Ste 100, Longwood, FL 32750	Food and Beverage Stores	Term Loan	Prime plus 6.5%	11/19/2030	12.3	12.3	12.3	—%
Kendra Leigh Boyer CPA	5068 Dupont Court E, Santa Rosa, CA 95409	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	11/20/2030	12.3	12.3	12.3	—%
Flex Beauty Labs LLC	7512 Dr. Phillip Blvd, Orlando, FL 32819	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 6.5%	11/24/2030	12.3	12.3	12.3	—%
Dearly Loved Counseling LLC	14052 N Dale Mabry Hwy, Ste 215, Tampa, FL 33618	Social Assistance	Term Loan	Prime plus 6.5%	11/24/2030	12.3	12.3	12.3	—%
Diane's Accounting Service	119 E Haywood St, England, AR 72046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/3/2030	12.4	12.4	12.4	—%
Combs Creative LLC	157 Antler Ridge Circle,, Nashville, TN 37214	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/4/2030	5.4	5.4	5.4	—%
Travel with Love, LLC	8465 W Sahara Ave, Ste 111, Las Vegas, NV 89117	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/4/2030	5.0	5.0	5.0	—%
R. JOHNSON CRAFTSMANSHIP	346 Spring Garden Rd, Milford, NJ 08848	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	12/4/2030	10.0	10.0	10.0	—%
Jamali LLC	2741 Raceway Fairfield West, Pensacola, FL 32505	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	12/11/2030	12.4	12.4	12.4	—%
Donald W. Harris	1625 US-59 N, Linden, TX 75563	Warehousing and Storage	Term Loan	Prime plus 6.5%	12/11/2030	12.4	12.4	12.4	—%
David Benson LLC	1422 Euclid Ave, Cleveland, OH 44115	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/16/2030	12.4	12.4	12.4	—%
Savannah Area Language & Culture Exchange, LLC	6 Dovetail Crossing, Savannah, GA 31419	Educational Services	Term Loan	Prime plus 6.5%	12/16/2030	12.4	12.4	12.4	—%
Vege Investments, LLC	26400 SW 177th Ave, Homestead, FL 33031	Gasoline Stations	Term Loan	Prime plus 6.5%	12/16/2030	12.4	12.4	12.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

ASIL Ventures, LLC	444 N Michigan Ave, Ste 1200, Chicago, IL 60611	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/22/2030	4.2	4.2	4.2	—%
SPECTRUM DYNAMICS, INC	27727 Dalton Bluff Court, Katy, TX 77494	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/23/2030	12.4	12.4	12.4	—%
Pittman Holdings LLC DBA Maple Bourbon	1116 E Main St., Richmond, VA 23219	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	12/23/2030	12.4	12.4	12.4	—%
KCL Business Service Inc	1042 San Fernando Rd., San Fernando, CA 91340	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/23/2030	12.4	12.4	12.4	—%
Chris' Angels Cleanning Service LLC	2090 Dunwoody Club Dr, Sandy Springs, GA 30350	Administrative and Support Services	Term Loan	Prime plus 6.5%	12/23/2030	12.4	12.4	12.4	—%
Tiki Torch Liquors	101 Dallas St., Talihima, OK 74571	Food and Beverage Stores	Term Loan	Prime plus 6.5%	12/23/2030	12.4	12.4	12.4	—%
Austen Felder Holdings	23642 Highway 25, Franklinton, LA 70438	Personal and Laundry Services	Term Loan	Prime plus 6.5%	1/18/2031	12.4	12.4	12.4	—%
Edel Family Management Corp	2207 Coney Island Ave, Brooklyn, NY 11223	PPP	Term Loan	1.0%	4/30/2022	39.2	39.2	39.2	0.01%
Surf Cup Sports	2037 Park Dale Ln, Encinitas, CA 92024	PPP	Term Loan	1.0%	4/30/2022	19.0	19.0	19.0	0.01%
Eat Here LLC	500 S Main St, Las Vegas, NV 89101	PPP	Term Loan	1.0%	4/30/2022	4.8	4.8	4.8	—%
Glynwood Center, Inc.	362 Glynwood Rd, Cold Spring, NY 10516	PPP	Term Loan	1.0%	5/4/2022	30.3	30.3	30.3	0.01%
San Basilio, LLC	12305 SW 38th St., Ocala, FL 34481	PPP	Term Loan	1.0%	5/4/2022	2.5	2.5	2.5	—%
Asthma & Allergy Medical Care, P.C.	68 Nassau Rd, Huntington, NY 11743	PPP	Term Loan	1.0%	5/4/2022	16.1	16.1	16.1	—%
SK8CLICK INC	17062 Westport Dr, Huntington Beach, CA 92649	PPP	Term Loan	1.0%	5/4/2022	1.9	1.9	1.9	—%
Provino's South, Inc.	14485 Hopewell Rd, Alpharetta, GA 30004	PPP	Term Loan	1.0%	5/5/2022	18.2	18.2	18.2	—%
Kore Surgical Inc	26636 Fond Du Lac Rd, Rancho Palos Verdes, CA 90275	PPP	Term Loan	1.0%	5/5/2022	8.0	8.0	8.0	—%
MacLeod and Company	3161 Michelson Dr, Irvine, CA 92612	PPP	Term Loan	1.0%	5/5/2022	7.5	7.5	7.5	—%
Dance Daly Studio, LLC	24000 Alicia Parkway, #33, Mission Viejo, CA 92691	PPP	Term Loan	1.0%	5/5/2022	5.2	5.2	5.2	—%
Soudan Metals Co	319 W 40th Pl, Chicago, IL 60609	PPP	Term Loan	1.0%	5/5/2022	64.3	64.3	64.3	0.02%
Swirnow Capital Management Corp	500 Harborview Dr, Third Floor, Baltimore, MD 21230	PPP	Term Loan	1.0%	5/5/2022	10.0	10.0	10.0	—%
GMS Racing LLC	1980 Festival Plaza Dr, Ste 770, Las Vegas, NV 89135	PPP	Term Loan	1.0%	5/6/2022	130.0	130.0	130.0	0.04%
D Bober LLC dba the Public Private Network	445 Hamilton Ave, Ste 1102, White Plains, NY 10601	PPP	Term Loan	1.0%	5/6/2022	2.8	2.8	2.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Ntrepid LLC	12801 Worldgate Dr, Ste 800, Herndon, VA 20170	PPP	Term Loan	1.0%	5/6/2022	720.2	720.2	720.2	0.20%
Basic L Corporation dba Action Industries	1120 Olympic Dr, Corona, CA 92881	PPP	Term Loan	1.0%	5/7/2022	43.1	43.1	43.1	0.01%
Fernway Solutions Inc.	34 Tidal Way, San Mateo, CA 94401	PPP	Term Loan	1.0%	5/7/2022	3.8	3.8	3.8	—%
Care Values, Inc.	1905 Woodstock Rd, Ste 1250, Roswell, GA 30075	PPP	Term Loan	1.0%	5/7/2022	14.1	14.1	14.1	—%
Fried Chicken Kitchen LLC	1750 Market St, San Francisco, CA 94102	PPP	Term Loan	1.0%	5/7/2022	42.7	42.7	42.7	0.01%
Fleming Island Dental Care	1590 Island Ln, Ste 12, Fleming Island, FL 32003	PPP	Term Loan	1.0%	5/8/2022	6.9	6.9	6.9	—%
Dominion Glass & Mirror Inc.	14707-B Willard Rd, Chantilly, VA 20151	PPP	Term Loan	1.0%	5/8/2022	20.4	20.4	20.4	0.01%
Allergy & Asthma Associates of Murray Hill, P.C.	35 E 35th St, Ste 202, New York, NY 10016	PPP	Term Loan	1.0%	5/8/2022	17.1	17.1	17.1	—%
J.P. Makhlouf, M.D., F.A.A.P., & Tiziana Anello, M.D., F.A.A.P., P.A. d/b/a Roseland Pediatrics	556 Eagle Rock Ave, Ste 106, Roseland, NJ 07068	PPP	Term Loan	1.0%	5/11/2022	12.8	12.8	12.8	—%
Legg's Welding Inc.	5871 Clay Hwy, Bickmore, WV 25019	PPP	Term Loan	1.0%	5/11/2022	9.5	9.5	9.5	—%
Urban Clarity	13 S Elliott Pl, Brooklyn, NY 11217	PPP	Term Loan	1.0%	5/11/2022	2.1	2.1	2.1	—%
Scott Zucker P.A.	633 S Andrews Ave, #203, Fort Lauderdale, FL 33301	PPP	Term Loan	1.0%	5/11/2022	1.0	1.0	1.0	—%
Landmark IV Realty Inc.	3990 Sheridan St, Ste 105, Hollywood, FL 33021	PPP	Term Loan	1.0%	5/11/2022	0.9	0.9	0.9	—%
Rodney and Bernstein P.A.	1925 Brickell Ave, Ste D-207, Miami, FL 33129	PPP	Term Loan	1.0%	5/11/2022	17.1	17.1	17.1	—%
Temple Emanu-El	2100 Highland Ave, Birmingham, AL 35205	PPP	Term Loan	1.0%	5/12/2022	28.0	28.0	28.0	0.01%
American Automotive Aftermarket Inc.	50 Dunham Rd, Billerica, MA 01821	PPP	Term Loan	1.0%	5/12/2022	22.0	22.0	22.0	0.01%
Ernst Architect, PLLC	177 W BRdway, 3rd Floor, New York, NY 10013	PPP	Term Loan	1.0%	5/12/2022	17.6	17.6	17.6	—%
Dental Designs of Fort Myers, LLC	3220 Forum Blvd, #104, Fort Myers, FL 33905	PPP	Term Loan	1.0%	5/12/2022	34.8	34.8	34.8	0.01%
RX Psychological Services, LLC	5300 McNutt Rd, Ste 12, Santa Teresa, NM 88008	PPP	Term Loan	1.0%	5/12/2022	2.1	2.1	2.1	—%
HL Group Inc.	16690 Swingley Ridge Rd, Ste 100, Chesterfield, MO 63017	PPP	Term Loan	1.0%	5/13/2022	16.0	16.0	16.0	—%
Child Welfare League of America Inc.	727 15th St NW, Ste 1200, Washington, DC 20005	PPP	Term Loan	1.0%	5/13/2022	20.0	20.0	20.0	0.01%
Z Valet, Inc.	4221 Wilshire blvd, Ste 170-11, Los Angeles, CA 90010	PPP	Term Loan	1.0%	5/13/2022	33.9	33.9	33.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Quality Pool Management	161 Rombout Rd, Poughkeepsie, NY 12603	PPP	Term Loan	1.0%	5/13/2022	6.4	6.4	6.4	—%
Weisner Steel Products	77 Moraga Way, Ste F, Orinda, CA 94563	PPP	Term Loan	1.0%	5/13/2022	24.2	24.2	24.2	0.01%
Fairview Ford Sales, Inc.	292 N G St, San Bernardino, CA 92410	PPP	Term Loan	1.0%	5/13/2022	143.9	143.9	143.9	0.04%
Deep Ellum Art Co.	3200 Commerce St, Dallas, TX 75226	PPP	Term Loan	1.0%	5/14/2022	8.0	8.0	8.0	—%
Stress Analysis Services, Inc.	3920 Ira Rd, Akron, OH 44333	PPP	Term Loan	1.0%	5/14/2022	19.0	19.0	19.0	0.01%
Retrotope, Inc.	4300 El Camino Real, Ste 201, Los Altos, CA 94022	PPP	Term Loan	1.0%	5/14/2022	28.3	28.3	28.3	0.01%
Tuckahoe Animal Hospital PLLC	20 Depot Square, Tuckahoe, NY 10707	PPP	Term Loan	1.0%	5/14/2022	14.0	14.0	14.0	—%
Melbourne United Laser Vision	1478 Highland Ave, Ste A, Melbourne, FL 32935	PPP	Term Loan	1.0%	5/14/2022	7.6	7.6	7.6	—%
D. R. Horne & Company	117 Mercer St., Princeton, NJ 08540	PPP	Term Loan	1.0%	5/14/2022	0.4	0.4	0.4	—%
Dominic Orfitelli, LLC	7101 Elizabeth Dr, McLean, VA 22101	PPP	Term Loan	1.0%	5/15/2022	3.1	3.1	3.1	—%
Temecula Hot Yoga, LLC DBA Hot Yoga Healthy You	31773 Temecula Pkwy, Temecula, CA 92592	PPP	Term Loan	1.0%	5/15/2022	1.7	1.7	1.7	—%
Alpine Metal Products, Inc.	2000 St John St, Easton, PA 18042	PPP	Term Loan	1.0%	5/15/2022	25.0	25.0	25.0	0.01%
Ranco Construction LLC	2 Coleman Ct, Southampton, NJ 08088	PPP	Term Loan	1.0%	5/15/2022	52.9	52.9	52.9	0.01%
Rumi K. Lakha D.O., Inc.	7136 Pacific Blvd, Ste 225, Huntington Park, CA 90255	PPP	Term Loan	1.0%	5/15/2022	21.7	21.7	21.7	0.01%
Chatham Pathology and Associates	5353 Reynolds St, Savannah, GA 31405	PPP	Term Loan	1.0%	5/15/2022	16.8	16.8	16.8	—%
Kevin C. McWilliams	225 W 35th St 14th Floor, New York, NY 10001	PPP	Term Loan	1.0%	5/15/2022	3.0	3.0	3.0	—%
Timothy G Greco, MD A Prof Corp	1260 Crestview Dr, Fullerton, CA 92833	PPP	Term Loan	1.0%	5/15/2022	3.4	3.4	3.4	—%
F T Brooks Inc.	1206 Powhatan St., Alexandria, VA 22314	PPP	Term Loan	1.0%	5/15/2022	2.1	2.1	2.1	—%
Brookhollow Management Company	151 Kalmus Dr, F-1, Costa Mesa, CA 92626	PPP	Term Loan	1.0%	5/15/2022	30.6	30.6	30.6	0.01%
Mayer Fayes	18800 NE 29th Ave., Apt 114, Aventura, FL 33180	PPP	Term Loan	1.0%	5/15/2022	0.6	0.6	0.6	—%
Hotel Cheval, LLC	1021 Pine St, Paso Robles, CA 93446	PPP	Term Loan	1.0%	5/18/2022	17.5	17.5	17.5	—%
Kohcoon LLC	4060 Woodridge Rd, Miami, FL 33133	PPP	Term Loan	1.0%	5/18/2022	2.9	2.9	2.9	—%
Michael J Scherb DMD PA	2143 South Us Hwy 1, Jupiter, FL 33477	PPP	Term Loan	1.0%	5/18/2022	14.2	14.2	14.2	—%
McGee Media LLC	156 Katonah Ave., Ste #202, Katonah, NY 10536	PPP	Term Loan	1.0%	5/18/2022	106.0	106.0	106.0	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Direct Resources Group	1520 4th Ave, Ste 500, Seattle, WA 98101	PPP	Term Loan	1.0%	5/21/2022	31.3	31.3	31.3	0.01%
Patricia Margolin	551 Spring Valley Rd, Paramus, NJ 07652	PPP	Term Loan	1.0%	5/21/2022	0.9	0.9	0.9	—%
Herion Productions LLC	95 Thomas Rd, Valatie, NY 12184	PPP	Term Loan	1.0%	5/21/2022	1.2	1.2	1.2	—%
Gwendolyn Luce	4065 Laguna Way, Palo Alto, CA 94306	PPP	Term Loan	1.0%	5/21/2022	0.8	0.8	0.8	—%
Hamilton Technology Services	14115 West 59th Place, Arvada, CO 80004	PPP	Term Loan	1.0%	5/21/2022	15.3	15.3	15.3	—%
Michelle Euler	1709 Forest Bend Lane, Keller, TX 76248	PPP	Term Loan	1.0%	5/21/2022	1.2	1.2	1.2	—%
KKAP ELA Laundry, LLC	3845 East 3rd St, Los Angeles, CA 90063	PPP	Term Loan	1.0%	5/21/2022	1.8	1.8	1.8	—%
North Carolina Baptist Foundation, Inc.	201 Convention Dr, Cary, NC 27511	PPP	Term Loan	1.0%	5/21/2022	27.6	27.6	27.6	0.01%
Carrie Risatti	307 Montana Ave, #201, Santa Monica, CA 90403	PPP	Term Loan	1.0%	5/21/2022	1.7	1.7	1.7	—%
Ultracare of Manhattan Ltd	800 Second Ave, Ste 905, New York, NY 10017	PPP	Term Loan	1.0%	5/21/2022	90.0	90.0	90.0	0.02%
Frank Betz Associates, Inc.	12045 Hwy 92, Woodstock, GA 30188	PPP	Term Loan	1.0%	5/21/2022	20.9	20.9	20.9	0.01%
S & L Paper Corporation	3500 Hampton Rd, Oceanside, NY 11572	PPP	Term Loan	1.0%	5/22/2022	12.9	12.9	12.9	—%
Utility Consulting Group LLC	23679 Calabasas Rd, #263, Calabasas, CA 91302	PPP	Term Loan	1.0%	5/22/2022	53.0	53.0	53.0	0.01%
Fybr LLC	640 Cepi Dr, Ste C, Chesterfield, MO 63005	PPP	Term Loan	1.0%	5/22/2022	27.3	27.3	27.3	0.01%
Schlemmer Farms LLC	6167 State Line Rd., Convoy, oh 45832	PPP	Term Loan	1.0%	5/22/2022	3.0	3.0	3.0	—%
Black Hawk Inc	PO BOX 476, BRISTOL, IN 46507	PPP	Term Loan	1.0%	5/22/2022	14.4	14.4	14.4	—%
Steeplechase Amusement Inc	11540 Clover Ave, Los Angeles, CA 90066	PPP	Term Loan	1.0%	5/22/2022	4.2	4.2	4.2	—%
JK Belz & Associates Inc	10580 N McCarran Blvd, #115-222, Reno, NV 89503	PPP	Term Loan	1.0%	5/22/2022	4.8	4.8	4.8	—%
South Florida Imaging Consultants LLC	10754 Versailles Blvd, Wellington, FL 33449	PPP	Term Loan	1.0%	5/22/2022	4.4	4.4	4.4	—%
BanzaiFly Inc	3861 Reklaw Dr, Studio City, CA 91604	PPP	Term Loan	1.0%	5/22/2022	2.0	2.0	2.0	—%
P3s Corp	21526 Privada Avila, San Antonio, TX 78257	PPP	Term Loan	1.0%	5/22/2022	60.8	60.8	60.8	0.02%
Youth Tennis San Diego Foundation	4490 W Point Loma Blvd, San Diego, CA 92107	PPP	Term Loan	1.0%	5/22/2022	0.7	0.7	0.7	—%
Cinema Vehicles	12580 Saticoy St, North Hollywood, CA 91605	PPP	Term Loan	1.0%	5/22/2022	59.0	59.0	59.0	0.02%
Provino's Italian Restaurant, Inc.	14485 Hopewell Rd, Alpharetta, GA 30004	PPP	Term Loan	1.0%	5/26/2022	25.8	25.8	25.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Bethany L. LaFlam	9 Acacia Tree Ln, Irvine, CA 92612	PPP	Term Loan	1.0%	5/26/2022	1.7	1.7	1.7	—%
Easy Content Media LLC	706 Van Nest Dr, Martinsville, NJ 08836	PPP	Term Loan	1.0%	5/26/2022	5.8	5.8	5.8	—%
The Desai Foundation	209 Burlington Rd, Ste 217, Bedford, MA 01730	PPP	Term Loan	1.0%	5/26/2022	5.3	5.3	5.3	—%
Kenneth R. Hughes	3620 Mt Diablo Blvd, Ste 203, Lafayette, CA 94549	PPP	Term Loan	1.0%	5/26/2022	2.1	2.1	2.1	—%
163rd Avenue Investors, LLC	1435 163rd Ave, San Leandro, CA 94578	PPP	Term Loan	1.0%	5/26/2022	2.9	2.9	2.9	—%
Quickway Metal Fabricators	9 Murran Rd, P.O. Box 1378, Monticello, NY 12701	PPP	Term Loan	1.0%	5/26/2022	5.9	5.9	5.9	—%
TK Food Concepts LLC	107 North 3rd St, Ste 3D, Brooklyn, NY 11249	PPP	Term Loan	1.0%	5/26/2022	15.4	15.4	15.4	—%
Jennifer Leigh Cobb	303 Port Royal Way, Pensacola, FL 32502	PPP	Term Loan	1.0%	5/26/2022	0.2	0.2	0.2	—%
Jennie Kwon Designs	643 S Olive St, Los Angeles, CA 90014	PPP	Term Loan	1.0%	5/26/2022	5.4	5.4	5.4	—%
Pacific CCI, Inc	880 W 1st St, #520, Los Angeles, CA 90012	PPP	Term Loan	1.0%	5/27/2022	36.4	36.4	36.4	0.01%
Onchip Systems	1953 O'Toole Way, San Jose, CA 95131	PPP	Term Loan	1.0%	5/27/2022	12.8	12.8	12.8	—%
Scalini's, Inc.	14485 Hopewell Rd, Alpharetta, GA 30004	PPP	Term Loan	1.0%	5/27/2022	17.7	17.7	17.7	—%
Phillip Thomas Inc	210 E 68th St, Ste 9G, New York, NY 10065	PPP	Term Loan	1.0%	5/27/2022	8.4	8.4	8.4	—%
X-Pest	100 N Hill Dr, #40, Brisbane, CA 94005	PPP	Term Loan	1.0%	5/27/2022	0.4	0.4	0.4	—%
Evalyn Mosser Bookkeeping and Consulting	2436 N Federal Hwy, Ste 474, Lighthouse Point, FL 33064	PPP	Term Loan	1.0%	5/27/2022	1.4	1.4	1.4	—%
Hauser Family Foundation	10617 Charleston Dr, Vero Beach, FL 32963	PPP	Term Loan	1.0%	5/27/2022	1.3	1.3	1.3	—%
Robert Frantz MD, Inc	1730 San Ysidro Dr, Beverly Hills, CA 90210	PPP	Term Loan	1.0%	5/27/2022	2.1	2.1	2.1	—%
Sports Academy Integrated Sports Medicine, LLC	1011 Rancho Conejo Blvd, Newbury Park, CA 91320	PPP	Term Loan	1.0%	5/27/2022	31.4	31.4	31.4	0.01%
Aqua Flies LLC	PO Box 2216, Sebastopol, CA 95473	PPP	Term Loan	1.0%	5/27/2022	1.0	1.0	1.0	—%
Bent Tail, Inc.	824 Brooks Ave, Venice, CA 90291	PPP	Term Loan	1.0%	5/27/2022	2.1	2.1	2.1	—%
Actors and Others for Animals	11523 Burbank Blvd, North Hollywood, CA 91601	PPP	Term Loan	1.0%	5/27/2022	5.6	5.6	5.6	—%
AMAN PC	181 Westfield Ave, Clark, NJ 07066	PPP	Term Loan	1.0%	5/27/2022	9.9	9.9	9.9	—%
Joped, Inc.	1411 SE Indian St, Stuart, FL 34997	PPP	Term Loan	1.0%	5/27/2022	14.4	14.4	14.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Frenchy's	1460 3rd St S, Jacksonville Beach, FL 32250	PPP	Term Loan	1.0%	5/28/2022	8.6	8.6	8.6	—%
Hoaka Property Company LLC	PO Box 670, Kailua Kona, HI 96745	PPP	Term Loan	1.0%	5/28/2022	40.0	40.0	40.0	0.01%
Daniel I Richman, MD	429 E 75th St, 6th Floor, New York, NY 10021	PPP	Term Loan	1.0%	5/28/2022	16.8	16.8	16.8	—%
SANDLER SEARCH ASSOCIATES, LLC	132 E 35th St, Apt 5E, New York, NY 10016	PPP	Term Loan	1.0%	5/28/2022	8.7	8.7	8.7	—%
Yoga Connection of Pembroke Pines, Inc	12592 Pines Blvd, #103, Pembroke Pines, FL 33027	PPP	Term Loan	1.0%	5/28/2022	2.3	2.3	2.3	—%
richard noren llc	2101 Waukegan Rd, Ste 110, Bannockburn, IL 60015	PPP	Term Loan	1.0%	5/28/2022	2.8	2.8	2.8	—%
Tinny Corporation	100 Bradley St, Middletown, CT 06457	PPP	Term Loan	1.0%	5/28/2022	50.2	50.2	50.2	0.01%
PPJ	2 Carsha Dr, Natick, MA 01760	PPP	Term Loan	1.0%	5/28/2022	33.6	33.6	33.6	0.01%
Emeco	805 W Elm Ave, Hanover, PA 17331	PPP	Term Loan	1.0%	5/28/2022	50.7	50.7	50.7	0.01%
George Chien	12898 Woodmont Dr, Saratoga, CA 95070	PPP	Term Loan	1.0%	5/28/2022	2.6	2.6	2.6	—%
Mamba and Mamacita Sports Foundation	1011 Rancho Conejo Blvd, Newbury Park, CA 91320	PPP	Term Loan	1.0%	5/28/2022	3.3	3.3	3.3	—%
Julia Obadiah, PC	6370 SW Borland, Ste 200, Tualatin, OR 97062	PPP	Term Loan	1.0%	5/28/2022	3.1	3.1	3.1	—%
Jaron Presant, Inc.	752 Juanita Ave, Santa Barbara, CA 93109	PPP	Term Loan	1.0%	5/28/2022	2.0	2.0	2.0	—%
Dawn Coleman-Hyman	2505 E 7 st, Long Beach, CA 90804	PPP	Term Loan	1.0%	5/29/2022	1.2	1.2	1.2	—%
Don Dietrich Inc.	240 Main St, Nyack, NY 10960	PPP	Term Loan	1.0%	5/29/2022	3.3	3.3	3.3	—%
Shalik, Morris & Company, LLC	80 Crossways Park Dr W, Woodbury, NY 11797	PPP	Term Loan	1.0%	5/29/2022	108.3	108.3	108.3	0.03%
Strategic Code Solutions LLC	182 Summer St, Box 355, Kingston, MA 02364	PPP	Term Loan	1.0%	5/29/2022	1.7	1.7	1.7	—%
Elizabeth W. Shull	2600 Wamath Dr, Charlotte, NC 28210	PPP	Term Loan	1.0%	5/29/2022	1.7	1.7	1.7	—%
MANHATTAN RETINA & EYE CONSULTANTS	67 E 78th St., Unit 1c, New York, NY 10075	PPP	Term Loan	1.0%	5/29/2022	2.8	2.8	2.8	—%
Michael E. Cindrich, Attorney At Law	225 BRdway, Ste 2100, San Diego, CA 92101	PPP	Term Loan	1.0%	5/29/2022	5.0	5.0	5.0	—%
HCMA Consultants, Inc.	1802 Harper Rd, Ste 102, Beckley, WV 25801	PPP	Term Loan	1.0%	5/29/2022	14.5	14.5	14.5	—%
7D Surgical USA Inc.	2711 Centerville Rd, Ste 400, Wilmington, DE 19808	PPP	Term Loan	1.0%	5/29/2022	25.2	25.2	25.2	0.01%
BY BABBA Inc	6 St Johns Ln, New York, NY 10013	PPP	Term Loan	1.0%	5/29/2022	6.9	6.9	6.9	—%
Joseph W Robb DDS Inc A Dental Corp	56 Penny Lane, Ste A, Watsonville, CA 95076	PPP	Term Loan	1.0%	5/29/2022	9.5	9.5	9.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Stix,LLC	7805 NW Beacon Square Blvd, Ste 201, Boca Raton, FL 33487	PPP	Term Loan	1.0%	5/29/2022	3.3	3.3	3.3	—%
Steve Kupfer Consulting	290 6th Ave, Brooklyn, NY 11215	PPP	Term Loan	1.0%	5/29/2022	2.1	2.1	2.1	—%
Hawk Management LLC	2305 W Horizon Ridge Pkwy, #2024, Henderson, NV 89052	PPP	Term Loan	1.0%	5/29/2022	18.9	18.9	18.9	0.01%
Lenat & Partners, Inc.	1633 Old Bayshore Hwy, Ste 220, Burlingame, CA 94010	PPP	Term Loan	1.0%	5/29/2022	1.5	1.5	1.5	—%
Knock Out Productions Inc.	21425 Dumetz Rd, Woodland Hills, CA 91364	PPP	Term Loan	1.0%	5/29/2022	2.3	2.3	2.3	—%
Southside Cleaning Service, Inc.	2969 Riverwood Terrace, Birmingham, AL 35242	PPP	Term Loan	1.0%	5/29/2022	0.6	0.6	0.6	—%
Atlanta Consulting Engineers, Inc.	500 Sun Valley Dr, Unit G2, Roswell, GA 30076	PPP	Term Loan	1.0%	5/29/2022	9.3	9.3	9.3	—%
Scelsi & Associates LLC	76 E Euclid Ave, Haddonfield, NJ 08033	PPP	Term Loan	1.0%	5/29/2022	9.9	9.9	9.9	—%
Headhunter Inc	3380 SW 11th AVE, FT LAUDERDALE, FL 33315	PPP	Term Loan	1.0%	5/29/2022	78.2	78.2	78.2	0.02%
Construction Solutions and Services LLC	7698 Hoffy Cir, Lake Worth, FL 33467	PPP	Term Loan	1.0%	5/29/2022	1.1	1.1	1.1	—%
Curtis A Mellon, ReMax Anchor, MLS Detectives Group	3941 Tamiami Trail, Ste 3121, Punta Gorda, FL 33950	PPP	Term Loan	1.0%	5/29/2022	4.1	4.1	4.1	—%
Vicarious Music LLC	70 Berry St, Ste 2C, Brooklyn, NY 11249	PPP	Term Loan	1.0%	5/29/2022	0.6	0.6	0.6	—%
Raidah Hudson Dentistry	4374 S Laburnum Ave, Richmond, VA 23231	PPP	Term Loan	1.0%	5/29/2022	2.5	2.5	2.5	—%
Benton Oil & Gas LLC	2700 Post Oak Blvd, #2700, Houston, TX 77056	PPP	Term Loan	1.0%	5/29/2022	—	—	—	—%
TLM Equities LLC	8 Saddle Ridge Rd, Old Westbury, NY 11568	PPP	Term Loan	1.0%	5/29/2022	2.0	2.0	2.0	—%
Xtreme Acro and Cheer Inc.	14702 Southlawn Ln, Rockville, MD 20850	PPP	Term Loan	1.0%	5/29/2022	5.0	5.0	5.0	—%
Jeffrey Bayer CPA, P.C.	240 Kent Ave, Brooklyn, NY 11249	PPP	Term Loan	1.0%	5/29/2022	2.2	2.2	2.2	—%
Calgo Mfg Inc	9930 Research Dr, Ste 100, Irvine, CA 92618	PPP	Term Loan	1.0%	5/29/2022	2.0	2.0	2.0	—%
Haley Glazer Geriatric Care Management, LLC	40 Bradway Ave, Ewing Township, NJ 08618	PPP	Term Loan	1.0%	6/1/2022	3.3	3.3	3.3	—%
Snipers Lacrosse Inc	1024 W Heritage Club Cir, Delray Beach, FL 33483	PPP	Term Loan	1.0%	6/1/2022	2.6	2.6	2.6	—%
Makena Tech Solutions, Inc	232 N Lone Hill Ave, Glendora, CA 91741	PPP	Term Loan	1.0%	6/1/2022	3.9	3.9	3.9	—%
Michael A Friedman, MD	2675 N Decatur Rd, Decatur, GA 30033	PPP	Term Loan	1.0%	6/1/2022	1.7	1.7	1.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Triple Aught Foundation	24052 Watergap Rd, Hiko, NV 89017	PPP	Term Loan	1.0%	6/1/2022	6.7	6.7	6.7	—%
Bonsecours Productions Inc.	420 Riverside Dr, New York, NY 10025	PPP	Term Loan	1.0%	6/1/2022	1.2	1.2	1.2	—%
Exclusive 30A Rentals, LLC	20 Mark Twain lane, Inlet Beach, FL 32461	PPP	Term Loan	1.0%	6/1/2022	8.7	8.7	8.7	—%
Eric Fischl	3724 24th St, #113, Long Island City, NY 11101	PPP	Term Loan	1.0%	6/1/2022	1.9	1.9	1.9	—%
Lori B. Birndorf, D.O., A Medical Corporation	12139 Riverside Dr, Valley Village, CA 91607	PPP	Term Loan	1.0%	6/1/2022	3.0	3.0	3.0	—%
VCSC	11627 Versailles Lakes Ln, Houston, TX 77082	PPP	Term Loan	1.0%	6/1/2022	2.4	2.4	2.4	—%
MRV Associates	19 Fox Meadow Rd, Scarsdale, NY 10583	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
Welles & Montgomery LLC	770 Wildwood Rd NE, Atlanta, GA 30324	PPP	Term Loan	1.0%	6/1/2022	0.7	0.7	0.7	—%
Lubin & Meyer, PC	100 City Hall Plaza, Boston, MA 02108	PPP	Term Loan	1.0%	6/1/2022	63.0	63.0	63.0	0.02%
Broomstick Productions Inc	10866 Wilshire Blvd, 10th Floor, Los Angeles, CA 90024	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
LAUREL RACQUET AND HEALTH CLUB INC	204 Fort Meade Rd, Laurel, MD 20707	PPP	Term Loan	1.0%	6/1/2022	5.3	5.3	5.3	—%
Special Events Staffing	1015 N Lake Ave, Ste 205, Pasadena, CA 91104	PPP	Term Loan	1.0%	6/1/2022	54.6	54.6	54.6	0.01%
BOWIE RACQUET AND FITNESS CLUB, INC	100 White Marsh Park Dr, Bowie, MD 20715	PPP	Term Loan	1.0%	6/1/2022	28.1	28.1	28.1	0.01%
CATHY FRANKLIN	124 EAST 92ND St., NEW YORK, NY 10128	PPP	Term Loan	1.0%	6/1/2022	2.1	2.1	2.1	—%
R.E. Hazard Contracting Company	401 B St, Ste 2400, San Diego, CA 92101	PPP	Term Loan	1.0%	6/1/2022	6.3	6.3	6.3	—%
Get Wired Tec, Inc.	2192 Lysander Ave, Simi Valley, CA 93065	PPP	Term Loan	1.0%	6/1/2022	4.0	4.0	4.0	—%
Colgate McCallum Advisors Inc	5440 Harvest Hill Rd., #253, Dallas, TX 75230	PPP	Term Loan	1.0%	6/1/2022	14.6	14.6	14.6	—%
Hafner Research Associates LLC	12 Quarry Ridge Rd, Sandy Hook, CT 06482	PPP	Term Loan	1.0%	6/1/2022	1.8	1.8	1.8	—%
Bailey and Owens Construction	2649 Valleydale Rd, Birmingham, AL 35244	PPP	Term Loan	1.0%	6/1/2022	17.5	17.5	17.5	—%
Levin's Crosstown Supply Corp.	1347 Boston Rd, Bronx, NY 10456	PPP	Term Loan	1.0%	6/1/2022	6.5	6.5	6.5	—%
Egan-Wagner Corporation	2929 Two Paths Dr, Woodridge, IL 60517	PPP	Term Loan	1.0%	6/1/2022	4.4	4.4	4.4	—%
Fedbiz Consulting Inc.	47522 Coldspring Pl, Sterling, VA 20165	PPP	Term Loan	1.0%	6/1/2022	4.3	4.3	4.3	—%
The On The Line Company, Inc	101 Arch St, Ste 225, Boston, MA 02110	PPP	Term Loan	1.0%	6/1/2022	9.7	9.7	9.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
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
MARCH 31, 2021
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
MARCH 31, 2021
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
MARCH 31, 2021
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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Camfed U.S.A. Foundation	466 Geary St, Ste 400, San Francisco, CA 94102	PPP	Term Loan	1.0%	6/8/2022	18.2	18.2	18.2	—%
National Roofing	1237 Circle Ave, Forest Park, IL 60130	PPP	Term Loan	1.0%	6/8/2022	52.5	52.5	52.5	0.01%
Dental Designs of Naples	5048 Tamiami Trail N, Naples, FL 34103	PPP	Term Loan	1.0%	6/9/2022	21.1	21.1	21.1	0.01%
HERBERT CHARLES SCHWAT	1940 Biltmore St NW, Apt 32, Washington, DC 20009	PPP	Term Loan	1.0%	6/9/2022	0.1	0.1	0.1	—%
ATL Advisory LLC	76 Bellefair Rd, Rye Brook, NY 10573	PPP	Term Loan	1.0%	6/9/2022	2.1	2.1	2.1	—%
Kushnika, Inc.	14766 Live Oak Ln, Saratoga, CA 95070	PPP	Term Loan	1.0%	6/9/2022	0.7	0.7	0.7	—%
G&A Rehab, Inc	3333 Skypark Dr, Ste 220, Torrance, CA 90505	PPP	Term Loan	1.0%	6/9/2022	15.8	15.8	15.8	—%
OCC installations	12102 Manley St, Garden Grove, CA 92845	PPP	Term Loan	1.0%	6/9/2022	0.7	0.7	0.7	—%
Charm City Cakes West	8302 Melrose Ave, Los Angeles, CA 90069	PPP	Term Loan	1.0%	6/9/2022	6.6	6.6	6.6	—%
Solstice Adventure, LLC	1521 Alton Rd, #802, Miami Beach, FL 33139	PPP	Term Loan	1.0%	6/9/2022	0.9	0.9	0.9	—%
Intrepid	7 Quail Ridge Rd S, Rolling Hills, CA 90274	PPP	Term Loan	1.0%	6/10/2022	6.9	6.9	6.9	—%
Cassidy Holdings, LLC	7712 Hillside Dr, La Jolla, CA 92037	PPP	Term Loan	1.0%	6/10/2022	1.2	1.2	1.2	—%
Mora Investment Management	9 W Star Island Dr, Miami Beach, FL 33139	PPP	Term Loan	1.0%	6/10/2022	1.2	1.2	1.2	—%
Mark Friedman	210 W 101st St, Ste 5E, New York, NY 10025	PPP	Term Loan	1.0%	6/10/2022	2.1	2.1	2.1	—%
Statement Lawn and Landscape, Inc.	19520 W 95th St, Lenexa, KS 66220	PPP	Term Loan	1.0%	6/11/2022	1.1	1.1	1.1	—%
Alexis D. Bodenheimer	205 East 92nd St., Apt 27A, New York, NY 10128	PPP	Term Loan	1.0%	6/11/2022	2.1	2.1	2.1	—%
Birdie Golf Ball Company	208 Margate Ct, Margate, FL 33063	PPP	Term Loan	1.0%	6/11/2022	0.9	0.9	0.9	—%
Amanda Reynal Interiors	1417 Walnut St, Ste D, Des Moines, IA 50309	PPP	Term Loan	1.0%	6/11/2022	1.8	1.8	1.8	—%
Clark A Miller Sales LTD	1205 Tuscany Ct, Alpharetta, GA 30004	PPP	Term Loan	1.0%	6/11/2022	0.6	0.6	0.6	—%
The Great Escape Room Tampa LLC	300 E Madison St, #301, Tampa, FL 33602	PPP	Term Loan	1.0%	6/11/2022	4.7	4.7	4.7	—%
Woodrow Orlando LLC DBA The Great Escape Room Orlando	525 Woodstead Ct, Longwood, FL 32779	PPP	Term Loan	1.0%	6/11/2022	2.0	2.0	2.0	—%
Mary Jane Marchisotto dba MJM Advisory, LLC	245 E 87th St, Apt 9F, New York, NY 10128	PPP	Term Loan	1.0%	6/11/2022	0.6	0.6	0.6	—%
Copperfield Investment & Development Company	1721 Crystal Ann Ave, Las Vegas, NV 89106	PPP	Term Loan	1.0%	6/12/2022	1.2	1.2	1.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Score OKC	18509 N Meridian Ave, Edmond, OK 73012	PPP	Term Loan	1.0%	6/12/2022	3.0	3.0	3.0	—%
Lead Tek Plating	27555 SW Boones Ferry Rd, Wilsonville, OR 97070	PPP	Term Loan	1.0%	6/12/2022	20.0	20.0	20.0	0.01%
Dan Counts & Associates, Inc.	1780 Prescott Ave, Monterey, CA 93940	PPP	Term Loan	1.0%	6/12/2022	1.1	1.1	1.1	—%
Diamondback Golf Course, LLC	500 Harborview Dr, Third Floor, Baltimore, MD 21230	PPP	Term Loan	1.0%	6/12/2022	7.6	7.6	7.6	—%
Orloff Eye Group, Inc.	1 Plume Grass Way, Westhampton, NY 11977	PPP	Term Loan	1.0%	6/15/2022	4.8	4.8	4.8	—%
The Great Escape Room New York LLC	1150 University Ave Bldg 5, Ste 12A, Rochester, NY 14607	PPP	Term Loan	1.0%	6/15/2022	2.2	2.2	2.2	—%
Bobbie Baron Inc.	1633 BRdway, New York, NY 10019	PPP	Term Loan	1.0%	6/15/2022	2.1	2.1	2.1	—%
DEAFLINK INC	57 Ludlow Ln, Palisades, NY 10964	PPP	Term Loan	1.0%	6/15/2022	1.3	1.3	1.3	—%
Joseph L. Lester, M.D., P.C.	2201 Evans Dr, Opelika, AL 36801	PPP	Term Loan	1.0%	6/15/2022	5.5	5.5	5.5	—%
Robert M. Tudisco, Esq.	90 Stebbins Ave, Eastchester, NY 10709	PPP	Term Loan	1.0%	6/16/2022	1.4	1.4	1.4	—%
Propel A Charter Management Group Inc	5200 Irwindale Ave, Irwindale, CA 91706	PPP	Term Loan	1.0%	6/16/2022	29.8	29.8	29.8	0.01%
Sunburst Decorative Rock, Inc	282 Live Oak Ave, Irwindale, CA 91706	PPP	Term Loan	1.0%	6/16/2022	18.3	18.3	18.3	—%
Nancy R. Reinish	336 Central Park West, New York, NY 10025	PPP	Term Loan	1.0%	6/16/2022	2.1	2.1	2.1	—%
The Great Escape Room Chicago	160 E Grand Ave, #400, Chicago, IL 60611	PPP	Term Loan	1.0%	6/16/2022	3.9	3.9	3.9	—%
Daydream Reels LLC	3615 N Kenilworth St, Arlington, VA 22207	PPP	Term Loan	1.0%	6/16/2022	1.3	1.3	1.3	—%
C Sensei Group LLC	1730 S Federal Hwy, Ste 280, Delray Beach, FL 33483	PPP	Term Loan	1.0%	6/16/2022	2.1	2.1	2.1	—%
306 Hollywood LLC	14 West 17th St., New York, NY 10011	PPP	Term Loan	1.0%	6/17/2022	1.2	1.2	1.2	—%
The Nashville Dermatology And Skin Cancer Clinic, P.C.	2222 State St, Ste A, Nashville, TN 37203	PPP	Term Loan	1.0%	6/17/2022	4.4	4.4	4.4	—%
Harper Road Treatment Center	1802 Harper Rd, Ste 202, Beckley, WV 25801	PPP	Term Loan	1.0%	6/18/2022	2.6	2.6	2.6	—%
Sense Education, Inc.	1 W 85th St, New York, NY 10024	PPP	Term Loan	1.0%	6/18/2022	12.0	12.0	12.0	—%
PR Realty Management LLC	2207 Coney Island Ave, Brooklyn, NY 11223	PPP	Term Loan	1.0%	6/18/2022	19.2	19.2	19.2	0.01%
Roadtrip Productions Inc	One Penn Plaza, Ste 3500, New York, NY 10119	PPP	Term Loan	1.0%	6/19/2022	2.1	2.1	2.1	—%
NTR Partners Administration LLC	11726 San Vicente Blvd, Ste 290, Los Angeles, CA 90049	PPP	Term Loan	1.0%	6/22/2022	3.5	3.5	3.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Bartman Bros.	11777 San Vicente Blvd, Ste 600, Los Angeles, CA 90049	PPP	Term Loan	1.0%	6/22/2022	5.8	5.8	5.8	—%
Rajan Shah MD PA	1060 BRd St, Newark, NJ 07102	PPP	Term Loan	1.0%	6/22/2022	4.1	4.1	4.1	—%
Surco Products, Inc.	14001 S Main St, Los Angeles, CA 90061	PPP	Term Loan	1.0%	6/23/2022	7.5	7.5	7.5	—%
Joel Diaz Training Camp, LLC.	40795 Adriatico Ct, Indio, CA 92203	PPP	Term Loan	1.0%	6/23/2022	1.4	1.4	1.4	—%
John Berry Turbidy	1501 Silver King Dr, Aspen, CO 81611	PPP	Term Loan	1.0%	6/29/2022	2.1	2.1	2.1	—%
Debra L. Holt	233 NW 36th St, Miami, FL 33127	PPP	Term Loan	1.0%	6/30/2022	2.1	2.1	2.1	—%
Model Partner, LLC	19 William Close Ct, Warwick, NY 10990	PPP	Term Loan	1.0%	6/30/2022	2.1	2.1	2.1	—%
David Raksin	1010 16th St, #543, San Francisco, CA 94107	PPP	Term Loan	1.0%	7/9/2022	2.1	2.1	2.1	—%
JP Davis Farms	10100 Suzanne Dr, River Ridge, LA 70123	PPP	Term Loan	1.0%	7/15/2022	1.2	1.2	1.2	—%

Total SBA Guaranteed Accrual Investments						$46,019.8	$46,019.8	$51,275.6	13.98%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Non-Accrual Investments (4b)

MIT LLC	(*)	11 North Peach ST., Medford, OR 97504	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	254.7	254.7	254.7	0.07%
Neville Galvanizing, Inc	(*)	2983 Grand Ave, Pittsburgh, PA 15225	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/15/2042	707.1	707.1	707.1	0.19%
Kneading Dough LLC dba NY Bagel Cafe & Deli,NY Bagle, New York Bagle,N	(*)	10287 Okeechobee Blvd #13, Royal Palm Beach, FL 33411	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2029	100.1	100.1	100.1	0.03%
Chavero's Auto Mart LLC	(*)	1364 E Palma Vista Dr, Palmview, TX 78572	Motor Vehicle and Parts Dealer	Term Loan	Prime plus 6.5%	10/11/2029	12.5	12.5	12.5	—%
Softcare247 LLC	(*)	4191 Naco Perrin Blvd, San Antonio, TX 78217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/11/2029	11.8	11.8	11.8	—%
Deer Valley Sport Shop LLC	(*)	507 Bamboo Rd, Boone, NC 28607	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 6.5%	11/7/2029	12.0	12.0	12.0	—%
Total SBA Guaranteed Non-Accrual Investments							$1,098.2	$1,098.2	$1,098.2	0.32%

Total SBA Guaranteed Investments							$47,118.0	$47,118.0	$52,373.8	14.28%

Total SBA Unguaranteed and Guaranteed Investments							$470,405.7	$470,405.7	$464,393.5	126.59%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Controlled Investments (5) (22)

Advanced Cyber Security Systems, LLC	(*,#) (6) (21)	3880 Veterans Memorial Hwy. Suite 201, Bohemia, NY 11716	Data processing, Hosting, and Related Services	50% Membership Interest	—%	—	—	—	—	—%
				Term Loan	3%	Dec 2014	381.0	381.0	—	—%
Automated Merchant Services, Inc.	(*,#) (7) (21)	12230 Forest Hill Blvd., Wellington, FL 33414	Data processing, Hosting, and Related Services	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc.	(*,#) (8)	1985 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	—	—%
				Line of Credit	10%	Dec 2021	18,460.0	18,460.0	14,800.0	4.03%
Newtek Technology Solutions, Inc.	(*,#) (25)	1904 W. Parkside Lane Phoenix, AZ 85027	Data processing, Hosting, and Related Services	100% Common Stock	—%	—	—	19,503.7	31,500.0	8.59%
				Line of Credit	10%	Nov 2028	10,361.0	10,821.0	10,821.0	2.95%
				Line of Credit	Prime plus 0.5%	April 2021	750.0	750.0	750.0	0.20%
				Line of Credit	Prime plus 0.5%	July 2022	100.0	225.0	225.0	0.06%
Newtek Insurance Agency, LLC	(*,#) (13)	1981 Marcus Ave., Lake Success, NY 11042	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	135.0	2,150.0	0.59%
PMTWorks Payroll, LLC	(*,#) (9)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	1,878.1	—	—%
				Term Loan	10%	Oct 2021	435.0	435.0	—	—%
				Term Loan	10%	May 2022	750.0	750.0	—	—%
				Term Loan	12%	May 2022	500.0	500.0	—	—%
				Term Loan	10%	July 2022	1,000.0	1,000.0	—	—%
Small Business Lending, LLC	(*,#) (12)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	598.0	9,348.0	2.55%
				Term Loan	10%	June 2021	400.0	400.0	400.0	0.11%
ADR Partners, LLC dba banc-serv Partners, LLC	(*,#) (26)	8777 Purdue Rd, Indianapolis, IN 46268	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	7,085.2	—	—%
Newtek Merchant Solutions, LLC	(#) (11)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	16,438.0	111,500.0	30.39%
Mobil Money, LLC	(#) (17)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	2,980.0	2,500.0	0.68%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Controlled Investments (5) (22)

Newtek Business Lending, LLC	(*,#) (10)	14 East Washington St., Orlando, FL 32801	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	44,262.0	49,262.0	13.43%
Newtek Conventional Lending, LLC	(#) (18) (23)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	50% Membership Interest	—%	—	—	19,002.0	19,835.0	5.41%
Titanium Asset Management, LLC	(*,#) (14)	1981 Marcus Ave., Lake Success, NY 11042	Administrative and Support Services	Term Loan	10%	March 2023	900.0	900.0	655.0	0.18%
				100% Membership Interest	—%	—	—	—	—	—%
Excel WebSolutions, LLC	(*,#) (15)	888 East Brighton Ave. Syracuse, NY 13205	Data processing, Hosting, and Related Services	Term Loan	10%	Sept 2021	159.2	159.2	—	—%
				100% Membership Interest	—	—	—	—	—	—%
POS on Cloud, LLC	(#) (20)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	Term Loan	10%	Sept 2023	850.0	1,050.0	1,050.0	0.29%
				50.14% Membership Interest	—	—	—	—	—	—%
Total Controlled Investments							$35,046.2	$152,141.0	$254,796.0	69.45%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Non-Control Investments (22)

EMCAP Loan Holdings, LLC	(+,#) (19) (16)	1140 Reservoir Ave., Cranston, RI 02920	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	6.04% Membership Interest	—%	—	$—	$1,000.0	$1,000.0	0.27%
ARC Metal Stamping, LLC	(#)	4111 Munson Hwy, Hudson, MI 49247	Machinery Manufacturing	Term Loan	5 Yr Tr plus 7.43%	1/1/2045	5,430.2	5,430.2	5,957.0	1.62%
Total Non-Control Investments							$5,430.2	$6,430.2	$6,957.0	1.90%

Total Investments							$510,882.1	$628,976.9	$726,146.5	197.94%

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
(2) The interest rates in effect on our loans as of March 31, 2021 are based off a Prime Rate equal to 3.25% and 1 month LIBOR equal to 0.11113%, with the exception of PPP loans. The SBA reimburses the Company for originating PPP loans and such SBA reimbursements are included as interest income on PPP loans. The 1% interest rate shown for PPP loans is the rate that would be in effect if the PPP loans were not forgiven by the SBA. See NOTE 2—SIGNIFICANT ACCOUNTING POLICIES.
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
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. or its subsidiaries owns more than 25% of the voting securities of such company. See NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS in the accompanying notes to the consolidated financial statements for transactions during the three months ended March 31, 2021 with affiliates the Company is deemed to control.
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

(23) Non-qualifying asset under the Investment Company Act of 1940, as amended. Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At March 31, 2021, 7.9% of total assets are non-qualifying assets.
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
(25) Newtek Technology Solutions, Inc. (“NTS”) is a wholly-owned portfolio company that provides website hosting, dedicated server hosting, cloud hosting, web design and development, internet marketing, ecommerce, data storage, backup and disaster recovery, and other related services; 100% owned by NBSH Holdings, LLC (a subsidiary of Newtek Business Services Holdco 1, Inc., a subsidiary of Newtek Business Services Corp.). International Professional Marketing, Inc. (“IPM”) and Sidco, LLC d/b/a Cloud Nine Services (“SIDCO”) were wholly-owned portfolio companies which consult, strategize, design, and implement technology solutions for enterprise and commercial clients across the U.S. On January 1, 2021, the Company contributed its ownership of IPM and SIDCO to NTS, and IPM and SIDCO became subsidiaries of NTS. The Schedule of Investments shows IPM and SIDCO under NTS.
(26) 100% owned by Newtek LSP Holdco, LLC (a subsidiary of Wilshire Holdings I, Inc. and Newtek Business Services Holdco 5, Inc., both subsidiaries of Newtek Business Services Corp.).

As of March 31, 2021, the federal tax cost of investments was $629.0 million resulting in estimated gross unrealized gains and losses of $162.9 million and $57.4 million, respectively.

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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

200 North 8th Street Associates LLC and Enchanted Acres Fa	(*,#)	200 North 8th St, Reading, PA 19601	Food Manufacturing	Term Loan	6.25%	5/4/2028	$445.6	$445.6	$311.8	0.09%
15 Frederick Place LLC & Pioneer Windows Holdings Inc & Subs	(*,#,^)	3 Expressway Plaza, Ste 221, Roslyn Heights, NY 11577	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 0%	12/16/2021	44.8	44.8	43.3	0.01%
Pioneer Windows Manufacturing Corp, Pioneer Windows	(*,#,^)	3 Expressway Plaza, Suuite 221, Roslyn Heights, NY 11577	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 0%	11/21/2022	80.7	80.7	78.1	0.02%
2 Cool Beans LLC dba Menchies's Frozen Yogurt	(*,#,^)	11331 Thienes Ave, South El Monte, CA 91733	Food Services and Drinking Places	Term Loan	Prime plus 0%	8/11/2026	54.1	54.1	53.0	0.02%
3SIXO Motorsports LLC dba 3SIXO Motorsports Shop	(*,#,^)	217 W Main St, Centralia, WA 98531	Motor Vehicle and Parts Dealers	Term Loan	7.75%	1/6/2029	94.6	94.6	59.6	0.02%
6 Price Avenue, LLC and Pauley Tree & Lawn Care, Inc	(*,#)	6 Price Ave, Norwalk, CT 6840	Administrative and Support Services	Term Loan	8%	9/24/2039	237.3	237.3	192.6	0.06%
Acton Hardware LLC and Mark Allgood & Jamie Allgood	(*,#,^)	31814 Crown Valley Rd, Acton, CA 93510	Building Material and Garden Equipment and Supplies Dealers	Term Loan	8%	3/24/2041	117.1	117.1	37.9	0.01%
Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	(*,#)	12485-12489 NW 44th St, Coral Springs, FL 33071	Repair and Maintenance	Term Loan	7.75%	3/31/2040	318.3	318.3	131.4	0.04%
Albas Bar & Grill LLC	(*,#,^)	221 Self Main St, Homer City, PA 15748	Food Services and Drinking Places	Term Loan	Prime plus 0%	10/13/2042	43.9	43.9	17.1	0.01%
Alive Design, LLC	(*,#)	234 Middle St, Middletown, CT 6457	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	11.4	11.4	9.7	0.00%
All About Kids and Families Medical Center, Inc.	(*,#,^)	12086 FT Caroline Rd, Ste. 102,103,401,402,403, 501,502, Jacksonville, FL 32225	Ambulatory Health Care Services	Term Loan	8.25%	1/13/2029	364.9	364.9	262.9	0.08%
All Printing Solutions, Inc. dba Pryntcomm	(*,#,^)	303 E. Sioux Ave., Pierre, SD 57501	Printing and Related Support Activities	Term Loan	7.75%	6/27/2041	491.8	491.8	81.7	0.02%
Allied Welding Inc.	(*,#,^)	1820 N. Santa Fe Ave, Chillicothe, IL 61523	Fabricated Metal Product Manufacturing	Term Loan	8.25%	12/15/2041	713.5	713.5	713.5	0.21%
Amboy Group, LLC dba Tommy Moloney's	(*,#)	1 Amboy Ave, Woodbridge, NJ 7095	Food Manufacturing	Term Loan	6%	6/14/2024	1,458.1	1,458.1	1,458.1	0.43%
Anglin Cultured Stone Products LLC	(*,#,^)	877 Salem Church Rd, Newark, DE 19702	Construction of Buildings	Term Loan	8.25%	12/27/2042	630.5	630.5	324.4	0.10%
Anglin Cultured Stone Products LLC dba Anglin Construction	(*,#)	877 Salem Church Rd, Newark, DE 19702	Specialty Trade Contractors	Term Loan	8.25%	6/30/2025	193.3	193.3	185.2	0.05%
Arclay ,LLC	(*,#,^)	49 Geyser Rd Ste 100, Saratoga Springs, NY 12866	Nonmetallic Mineral Product Manufacturing	Term Loan	8%	5/5/2030	137.1	137.1	30.1	0.01%
Arrow Freight Inc	(*,#,^)	1000 Jorie Blvd Ste 250, Oak Brook, IL 60523	Truck Transportation	Term Loan	8.25%	3/30/2028	653.0	653.0	—	0.00%
Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	(*,#)	2646 South Rd, Poughkeepsie, NY 12601	Gasoline Stations	Term Loan	7.75%	9/26/2024	15.7	15.7	15.2	0.00%
AWA Fabrication & Construction, L.L.C.	(*,#)	811 Country Rd #99, Headland, AL 36345	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.4	34.4	2.5	0.00%

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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Lulubelle's Mountain Banana Bread LLC	1063 Carousel Rd, Lake Arrowhead, CA 92352	Food Manufacturing	Term Loan	Prime plus 2.75%	12/21/2045	$750.0	$750.0	$848.0	0.25%
Moon Group, Inc.	145 Moon Rd, Chesapeake City, MD 21915	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	3,385.0	3,385.0	3,634.3	1.07%
Beau & HB Inc. dba Beau’s Billard, Bowling & Arcade	100 Village Rd, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	113.0	113.0	122.0	0.04%
Hackstaff Restaurants	248 W 1st. St Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	426.0	426.0	461.0	0.14%
American Pharmaceutical Innovation Company, LLC	1425 Centre Circle, Downers Grove, IL 60515	Chemical Manufacturing	Term Loan	Prime plus 2.75%	3/28/2027	45.2	45.2	45.2	0.01%
Matrix Z LLC	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	11.1	11.1	11.1	—%
Rello Inc.	8063 Jericho Turnpike, Woodbury, NY 11797	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	5.4	5.4	5.4	—%
2Choice2Friends LLC	901 W Braker Lane, Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	11.3	11.3	11.3	—%
NYM Solutions Inc.	12150 SW 128th St CT Ste 209, Miami, FL 33186	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	11.3	11.3	11.3	—%
Crystal Cleaning Service	26 Cooper Rd, Byhalia, MS 38611	Administrative and Support Services	Term Loan	Prime plus 6.5%	5/9/2029	9.1	9.1	9.1	—%
Clowers Trucking by Faith LLC	705 E Brookwood PL, Valdosta, GA 31601	Truck Transportation	Term Loan	Prime plus 6.5%	5/23/2029	11.2	11.2	11.2	—%
MCM Design LLC	5926 Vinings Vintage Way, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	8.8	8.8	8.8	—%
Still Photography	195 Terrace Place, Apt. 2, Brooklyn, NY 11218	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	11.4	11.4	11.4	—%
Archer Cleaners Inc.	1514 W. 33rd St, Chicago, IL 60608	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	11.4	11.4	11.4	—%
Law Office of Paula Padilla PLLC	2211 E Highland Ave Ste 130, Phoenix, AZ 85016	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/13/2029	4.6	4.6	4.6	—%
Bonadi Inc.	9858 W Sample Rd, Coral Springs, FL 33065	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/17/2029	11.4	11.4	11.4	—%
Campuscuts LLC	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	6.8	6.8	6.8	—%
Port Diesel LLC	3212 Alex Trask Drive, Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	11.4	11.4	11.4	—%
Menshka Inc.	88 High St, Mountclair, NJ 07042	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	7/10/2029	11.5	11.5	11.5	—%
The Bean Coffee Company, LLC	112 South Main St, Spring Hill, KS 66083	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	7/17/2029	11.5	11.5	11.5	—%
Lawrence Adeyemo & Co LLC	209-34 112 Ave, Queens Village, NY 11429	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	7/19/2029	9.2	9.2	9.2	—%
Gradstreet LLC	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Nonstore Retailers	Term Loan	Prime plus 6.5%	7/30/2029	7.3	7.3	7.3	—%
A&S Services LLC	3888 Lightner Rd, Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	8/7/2029	11.5	11.5	11.5	—%

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
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. or its subsidiaries owns more than 25% of the voting securities of such company. See NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS in the accompanying notes to the consolidated financial statements for transactions during the three months ended December 31, 2020 with affiliates the Company is deemed to control.
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

As of December 31, 2020, the federal tax cost of investments was $582.7 million resulting in estimated gross unrealized gains and losses of $154.7 million and $57.8 million, respectively.

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

The accompanying notes to the unaudited condensed consolidated financial statements should be read in conjunction with Newtek’s Annual Report on Form 10-K for the year ended December 31, 2020. The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. The results of operations for an interim period may not give a true indication of the results for the entire year. The December 31, 2020 consolidated statement of assets and liabilities has been derived from the audited financial statements as of that date. All intercompany balances and transactions have been eliminated in consolidation.

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

Consolidation

As provided under ASC Topic 946 — Investment Companies, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.

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

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of March 31, 2021, cash deposits in excess of insured amounts totaled $28.8 million. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of March 31, 2021.

Restricted Cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties, cash reserves established as part of a voluntary agreement with the SBA, and cash reserves associated with securitization transactions. As of March 31, 2021, total restricted cash was $84.4 million.

The following table provides a reconciliation of cash and restricted cash as of March 31, 2021 and 2020 and December 31, 2020 and 2019:

	March 31, 2021	March 31, 2020	December 31, 2020	December 31, 2019
Cash	$3,716	37,073	2,073	$1,762
Restricted cash	84,351	33,452	49,352	31,445
Cash and restricted cash	$88,067	$70,525	$51,425	$33,207

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2021 and 2020, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $12.0 million and $11.4 million at March 31, 2021 and December 31, 2020, respectively, and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

In addition, the first round of PPP began in the second quarter of 2020. The SBA reimburses the Company for originating PPP loans and such SBA reimbursements are included as interest income on PPP loans. Such fees are accounted for under ASC-310 Receivables and deferred until the PPP loan is sold to one of our PPP Participants. Income earned in connection with the PPP should not be viewed as recurring. The first round of PPP closed on August 8, 2020. Congress enacted the “Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act” (the “Economic Aid Act”) on December 27, 2020, which provided funding for PPP loans through March 31, 2021, and subsequently enacted the PPP Extension Act of 2021, which further extended the PPP through May 31, 2021. On May 4, 2021, the SBA announced that PPP funding had been exhausted; however, borrowers with approved PPP loans (i.e., PPP loans with an assigned SBA loan number) may continue to have their PPP loans closed and funded by their lenders. NSBF expects to continue to close and fund the balance of its PPP loans by the end of the second quarter of 2021. There can be no guarantee that the program will be reauthorized or that, if reauthorized, NSBF will be qualified to participate. See “Recent Developments - Exhaustion of PPP Funding.”

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

Stock – Based Compensation

The Company accounts for its equity-based compensation plan using the fair value method, as prescribed by ASC Topic 718 – Stock Compensation. Accordingly, for restricted stock awards, the Company measures the grant date fair value based upon the market price of the Company’s common stock on the date of the grant and amortizes this fair value to salaries and benefits ratably over the requisite service period or vesting term.

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

In May 2020, the SEC adopted amendments to the financial disclosure requirements in Regulation S-X including the significance tests in the “significant subsidiary” definition in Rule 1-02(w), Securities Act Rule 405, and Exchange Act Rule 12b-2 to improve their application and to assist registrants in making more meaningful determinations of whether a subsidiary or an acquired or disposed business is significant. In addition, to address the unique attributes of investment companies and business development companies, the SEC updated the significance tests in Rule 1-02(w), Securities Act Rule 405, and Exchange Act Rule 12b-2 by (i) revising the investment test to compare the registrant’s investments in and advances to the acquired or disposed business to the registrant’s aggregate worldwide market value if available; (ii) revising the income test by adding a revenue component; (iii) expanding the use of pro forma financial information in measuring significance; and (iv) conforming, to the extent applicable, the significance threshold and tests for disposed businesses to those used for acquired businesses. The amendment became effective January 1, 2021. No significant changes to our significant subsidiaries were noted.

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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3—INVESTMENTS:

Investments, all of which are in portfolio companies in the United States, consisted of the following at:

	March 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Non-affiliate debt investments	$470,406	$464,394	$437,364	$425,570
Non-control investments:
Equity	1,000	1,000	1,000	1,000
Debt	5,430	5,957	5,447	5,447
Controlled investments:
Equity	97,308	206,260	92,958	199,342
Equity interest in NCL (Joint Venture)	19,002	19,835	19,002	20,028
Debt	35,831	28,701	26,931	19,801
Total investments	$628,977	$726,147	$582,702	$671,188

SBA unguaranteed investments consisted of the following breakdown of accrual and non-accrual loans at:

	March 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Accrual	$370,414	$384,798	$364,957	$378,329
Non-Accrual	52,874	27,222	55,443	29,419
Total SBA unguaranteed investments	$423,288	$412,020	$420,400	$407,748

SBA guaranteed investments consisted of the following breakdown of accrual and non-accrual loans at:

	March 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Accrual	$46,020	$51,276	$15,889	$16,747
Non-Accrual	1,098	1,098	1,075	1,075
Total SBA guaranteed investments	$47,118	$52,374	$16,964	$17,822

On March 27, 2020, Congress passed, and the President of the United States signed into law, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act provided an over $2.0 trillion stimulus package to certain businesses and individuals affected by the COVID-19 pandemic, with subsidies to certain existing SBA 7(a) borrowers in which the SBA paid all principal, interest, and fees on existing performing SBA 7(a) loans for six months beginning with such borrowers’ April 2020 payments. Among other things, the CARES Act allowed NSBF, as an SBA 7(a) lender, to originate loans under the Paycheck Protection Program (“PPP”) as an expansion of the existing SBA Section 7(a) loan program through June 30, 2020. On July 4, 2020, the President of the United States signed a bill to re-open the application window for the PPP until August 8, 2020, when the first round of PPP closed. On December 27, 2020, the Economic Aid Act was enacted by Congress which provided funding for PPP loans through March 31, 2021 and on January 11, 2021, the Company announced that NSBF would offer PPP loans through the end of the PPP. Further, on March 25, 2021, Congress passed the PPP Extension Act of 2021, which further extended the PPP through May 31, 2021. On May 4, 2021, the SBA announced that PPP funding had been exhausted; however, borrowers with approved PPP loans (i.e., with an SBA loan number) may continue to have their PPP loans closed and funded by their lenders. NSBF expects to close and fund the balance of its PPP loans by the end of the second quarter 2021. There can be no guarantee that the program will be reauthorized or that, if reauthorized, NSBF will be qualified to participate. See “Recent Developments - Exhaustion of PPP Funding.”

As a result of the uncertain economic impact to U.S. small businesses created by the COVID-19 pandemic, the Company’s Executive Committee and Lending Team temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans beginning in March 2020 through June 30, 2020. During the duration of the PPP through December 31, 2020, NSBF funded approximately 10,570 PPP loans totaling $1.2 billion, with an additional $0.4 billion funded during three months ended ended March 31, 2021. Beginning in July 2020, NSBF restarted funding SBA 7(a) loans, and since that time has continued to shift resources and refocus its efforts on funding SBA 7(a) loans.

To facilitate NSBF’s involvement as an authorized lender in the PPP, during the second quarter of 2020, NSBF entered into PPP loan participation agreements where NSBF originated PPP loans and sold 90% participating interests to UBS Bank USA

(“UBS”), Stifel Bank (“Stifel”), Morgan Stanley Bank, N.A. (“Morgan Stanley”), and Amalgamated Bank (“Amalgamated”), collectively the “Participants.” The participations were sold at par due to the short term maturity of the loans. NSBF and the Participants share proportionally in all interest and principal payments made on the loans. Subsequently, UBS, Stifel, and Amalgamated amended their agreements with NSBF to allow the banks to purchase 100% participation interests in certain of the PPP loans originated by NSBF. In connection with the amendments, UBS, Stifel, and Amalgamated purchased the remaining 10% participation interests in their participation loans, bringing their participation interests to 100%, while Morgan Stanley continues to hold 90% participation interests as of March 31, 2021. NSBF continues to hold the PPP loan notes and the PPP loan documents in order to service the loans. The servicing liability in connection with the PPP loans was deemed immaterial. PPP loan origination fees are recognized as interest income on sale of PPP loan participations.

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

The following table shows the Company’s SBA guaranteed accrual loans by SBA loan type at:

	March 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
7(a)	$40,919	$46,175	$9,369	$10,227
PPP[1]	5,101	5,101	6,520	6,520
Accrual SBA guaranteed investments	$46,020	$51,276	$15,889	$16,747
(1) 10% participation interests in 345 SBA guaranteed loans originated under the PPP by NSBF.
The following table shows the Company’s portfolio investments by industry at:

	March 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Data Processing, Hosting, and Related Services	$56,898	$158,373	$56,900	$156,874
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	76,840	75,408	63,635	61,135
Food Services and Drinking Places	38,978	40,170	38,142	38,832
Professional, Scientific, and Technical Services	27,583	27,311	26,571	25,998
Amusement, Gambling, and Recreation Industries	25,847	26,294	25,187	25,509
Ambulatory Health Care Services	27,246	25,297	20,365	17,626
Truck Transportation	29,831	24,314	30,684	24,341
Repair and Maintenance	21,017	22,352	17,650	18,521
Specialty Trade Contractors	18,318	17,924	17,207	16,673
Administrative and Support Services	17,044	16,587	14,612	13,962
Fabricated Metal Product Manufacturing	15,656	16,414	15,834	16,484
Merchant Wholesalers, Durable Goods	15,663	16,140	12,507	12,843
Personal and Laundry Services	13,196	14,157	13,303	14,192
Food Manufacturing	13,670	12,887	13,923	12,990
Merchant Wholesalers, Nondurable Goods	13,184	12,375	13,607	12,853
Social Assistance	10,230	11,392	10,075	11,147
Accommodation	10,983	11,160	11,704	12,072
Construction of Buildings	8,469	8,548	4,615	4,246
Rental and Leasing Services	8,526	8,136	8,955	8,505
Building Material and Garden Equipment and Supplies Dealers	7,491	7,832	6,660	6,862

Nonstore Retailers	7,163	7,277	6,403	6,319
Gasoline Stations	7,620	7,281	7,928	7,727
Machinery Manufacturing	7,360	7,697	7,119	6,969
Motor Vehicle and Parts Dealers	6,719	6,858	5,838	5,863
NCL (Joint Venture)	19,002	19,835	19,002	20,028
Other	124,443	124,128	114,276	112,617
Total	$628,977	$726,147	$582,702	$671,188

Newtek Conventional Lending, LLC

On May 20, 2019, the Company and its joint venture partner launched Newtek Conventional Lending, LLC (“NCL”) to provide non-conforming conventional commercial and industrial term loans to U.S. middle-market companies and small businesses. NCL is a 50/50 joint venture between Newtek Commercial Lending, Inc. a wholly-owned subsidiary of Newtek, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq:TCPC). NCL ceased funding new non-conventional conforming loans during 2020 due to the COVID-19 pandemic.

The following table shows NCL’s individual investments as of March 31, 2021:

Portfolio Company	Industry	Investment Type	Interest Rate	Maturity	Principal	Cost	Fair Value[1]
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	4/1/2045	$2,258	$2,213	$2,181
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	4/1/2045	1,271	1,242	1,228
Cocoa Beach Office LLC	Other Activities Related to Credit Intermediation	Term Loan	2 Yr Libor plus 5.70%	8/1/2044	427	412	426
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	10,431	10,223	10,729
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	6,101	5,980	6,275
The Camera Division, LLC	Commecial & Industrial Machinery & Equipment	Term Loan	5 Yr Libor plus 7.25%	9/1/2029	11,144	10,808	11,144
The Emerald Green Group, LLC	Full-Service Restaurant	Term Loan	2 Yr Libor plus 5.65%	8/1/2029	6,101	5,924	6,071
XL Soccer World Orlando II LLC	Fitness and Recreational Sport Centers	Term Loan	Prime plus 3.25%	11/1/2045	4,994	4,843	4,994
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	6,164	6,010	6,405
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	4,739	4,622	4,862
Tricare Unlimited LLC and Geron Enterprises LLC	Nursing Care Facillities(Skilled Nursing Facilities)	Term Loan	2 Yr Treasury plus 6.51%	1/1/2045	5,674	5,518	5,994
E Entities LLC	Exterminating & Pest Control Services	Term Loan	5 Yr Treasury plus 7.71%	1/1/2030	5,555	5,417	5,940
Trinity MCC Realty, LLC	Motor Vehicle and Parts Dealers	Term Loan	5 Yr Treasury plus 6.58%	2/1/2045	5,141	4,997	5,395
Jaffe Real Estate LLC	Full-Service Restaurant	Term Loan	5 Yr Treasury plus 7.93%	4/1/2045	2,248	2,186	2,248
Berry Ventures Inc	Painting & Wall Covering Contractors	Term Loan	5 Yr Treasury plus 7.25%	4/1/2045	470	457	495
Total					$72,718	$70,852	$74,387
(1) Fair value determined using significant unobservable inputs.

The following table shows NCL’s individual investments as of December 31, 2020:

Portfolio Company	Industry	Investment Type	Interest Rate	Maturity	Principal	Cost	Fair Value[1]
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	4/1/2045	$2,268	$2,223	$2,130
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	4/1/2045	1,277	1,248	1,199
Cocoa Beach Office LLC	Other Activities Related to Credit Intermediation	Term Loan	2 Yr Libor plus 5.70%	8/1/2044	429	414	430
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	10,470	10,261	10,840
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	6,124	6,002	6,340
The Camera Division, LLC	Commecial & Industrial Machinery & Equipment	Term Loan	5 Yr Libor plus 7.25%	9/1/2029	11,144	10,802	11,144
The Emerald Green Group, LLC	Full-Service Restaurant	Term Loan	2 Yr Libor plus 5.65%	8/1/2029	6,127	5,947	6,049
XL Soccer World Orlando II LLC	Fitness and Recreational Sport Centers	Term Loan	Prime plus 3.25%	11/1/2045	4,557	4,405	4,517
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	6,193	6,039	6,544
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	4,762	4,644	4,970
JW Aviation LLC and 21 Air LLC and AMN Doral LLC	Other Nonscheduled Air Transportation	Term Loan	2 Yr Libor plus 8.25%	12/1/2044	2,497	2,410	2,497
Tricare Unlimited LLC and Geron Enterprises LLC	Nursing Care Facillities(Skilled Nursing Facilities)	Term Loan	2 Yr Treasury plus 6.51%	1/1/2045	5,695	5,538	6,145
E Entities LLC	Exterminating & Pest Control Services	Term Loan	5 Yr Treasury plus 7.71%	1/1/2030	5,656	5,515	6,028
Trinity MCC Realty, LLC	Motor Vehicle and Parts Dealers	Term Loan	5 Yr Treasury plus 6.58%	2/1/2045	5,240	5,096	5,616
Jaffe Real Estate LLC	Full-Service Restaurant	Term Loan	5 Yr Treasury plus 7.93%	4/1/2045	2,257	2,195	2,257
Berry Ventures Inc	Painting & Wall Covering Contractors	Term Loan	5 Yr Treasury plus 7.25%	4/1/2045	472	459	513
Total					$75,168	$73,198	$77,219
(1) Fair value determined using significant unobservable inputs.

The following tables show certain summarized financial information for NCL:

Selected Statement of Assets and Liabilities Information	March 31, 2021	December 31, 2020
	(Unaudited)
Cash	$4,258	$1,493
Investments in loans, at fair value (amortized cost of $70,852 and $73,197, respectively)	74,386	77,219
Other assets	1,071	1,274
Total assets	$79,715	$79,986

Bank notes payable	$38,792	$38,792
Other liabilities	1,252	1,138
Total liabilities	40,044	39,930

Net assets	39,671	40,056
Total liabilities and net assets	$79,715	$79,986

Selected Statements of Operations Information	Three Months Ended March 31,
	2021	2020
Interest and other income	$1,570	$1,498
Total expenses	653	884
Net investment (loss) income	917	614
Net unrealized appreciation (depreciation) on investments	(402)	(18)
Net increase in net assets resulting from operations	$515	$596

Non-Control Debt Investments

As of March 31, 2021, the Company holds one loan purchased from NBL, a wholly-owned controlled portfolio company, in September of 2020 at par. During the first quarter of 2021. the Company recognized $0.5 million of unrealized appreciation relating to the loan. The Company is not affiliated with the borrower of the loan.
NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled and non-controlled affiliated companies for the three months ended March 31, 2021 were as follows:

Portfolio Company	Fair Value at December 31, 2020	Purchases (Cost)	Principal Received	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Fair Value at March 31, 2021	Interest and Other Income	Dividend Income
Controlled Investments
Newtek Merchant Solutions, LLC (NMS)	$111,500	$—	$—	$—	$—	$111,500	$—	$—
Mobil Money, LLC	2,500	—	—	—	—	2,500	—	—
Newtek Technology Solutions, Inc. (NTS)[1]	41,796	—	—	—	1,500	43,296	288	—
banc-serv Partners, LLC	—	—	—	—	—	—	—	—
CDS Business Services, Inc.	5,900	8,900	—	—	—	14,800	217	—
Small Business Lending, LLC	10,050	—	—	—	(302)	9,748	10	—
Newtek Insurance Agency, LLC	2,150	—	—	—	—	2,150	—	—
PMTWorks Payroll, LLC	—	—	—	—	—	—	—	—
Titanium Asset Management LLC	655	—	—	—	—	655	—	—
POS on Cloud, LLC	1,050	—	—	—	—	1,050	26	—
Excel WebSolutions, LLC		—	—	—	—	—	—	—
Newtek Conventional Lending, LLC	20,028	—	—	—	(193)	19,835	—	—
Advanced Cyber Security Systems, LLC	—	—	—	—	—	—	—	—
Newtek Business Lending, LLC	43,542	4,350	—	—	1,370	49,262	—	—
Total Controlled Investments	$239,171	$13,250	$—	$—	$2,375	$254,796	$541	$—
Non-Control Investments
EMCAP Loan Holdings, LLC	$1,000	$—	$—	$—	$—	$1,000	$—	$26
Total Affiliate Investments	$240,171	$13,250	$—	$—	$2,375	$255,796	$541	$26
(1) On January 1, 2021, the Company contributed its ownership of IPM and SIDCO to NTS, and IPM and SIDCO became subsidiaries of NTS. The above table reflects the combined fair values, unrealized appreciation and amount of dividends credited to income.

Related Party Transactions

Notes Payable - Related Parties

In June 2015, the Company entered into the Related Party RLOC. Maximum borrowings under the Related Party RLOC were $38.0 million. In June 2017, the Related Party RLOC was amended to increase maximum borrowings to $50.0 million. The outstanding balance had an interest rate equal to 1 month LIBOR (with a floor of 0.50%) plus 6.0% or a rate equal to the greater of the Prime Rate or 3.5% plus 5.0%. In November 2018, the Related Party RLOC was amended to reduce the interest rate to the lesser of 1 month LIBOR plus 2.5% or the Prime Rate plus 1.5%.

At March 31, 2021, the Related Party RLOC interest rate was 2.74%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings from NMS at March 31, 2021 under the Related Party RLOC were $5.2 million.

For the three months ended March 31, 2021 and 2020, interest expense was $85,000 and $108,000 respectively.

Expenses Incurred from Controlled Portfolio Companies

The Company incurs expenses from certain controlled portfolio companies including managed technology services from NTS, origination and loan processing fees from various related parties and payroll processing fees from PMT.

	Three Months Ended
	March 31, 2021	March 31, 2020
Managed technology services	$459	$377
Origination and loan processing	3,151	2,649
Loan servicing	14	—
Payroll processing fees	8	9
Total	$3,632	$3,035

The Company also sub-leases portions of its office space in Lake Success, New York to certain portfolio companies. Amounts charged were as follows:

	Three Months Ended
Portfolio Company	March 31, 2021	March 31, 2020
Newtek Merchant Solutions, LLC	$61	$59
Newtek Technology Solutions, Inc.	3	3
Small Business Lending, LLC	69	73
Newtek Insurance Agency, LLC	18	14
CDS Business Services, Inc.	19	17
PMTWorks Payroll, LLC	8	9
Newtek Business Lending, LLC	2	1
Total	$180	$176

Amounts due from related parties were $6.9 million and $6.1 million at March 31, 2021 and December 31, 2020, respectively. Amounts due to related parties were $2.1 million and $2.1 million at March 31, 2021 and December 31, 2020, respectively.

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

	Three Months Ended
Portfolio Company	March 31, 2021	March 31, 2020
Newtek Merchant Solutions, LLC	$113	$94
Newtek Technology Solutions, Inc.[1]	84	128
PMTWorks Payroll, LLC	21	33
Newtek Insurance Agency, LLC	31	32
CDS Business Services, Inc.	42	29
International Professional Marketing, Inc.[1]	21	20
SIDCO, LLC[1]	19	26
Mobil Money, LLC	29	38
Newtek Business Lending, LLC	38	33
Small Business Lending, LLC	126	128
Total	$524	$561
(1) On January 1, 2021, IPM and SIDCO became subsidiaries of NTS.

NOTE 5—SERVICING ASSETS:
Servicing assets are measured at fair value. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells.
The following table summarizes the fair value and valuation assumptions related to servicing assets at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Fair Value	$26,733	$26,061
Discount factor[1]	11.24%	11.24%
Cumulative prepayment rate	20.00%	20.00%
Average cumulative default rate	25.00%	25.00%
(1) Determined based on risk spreads and observable secondary market transactions.

Servicing fee income earned for the three months ended March 31, 2021 and 2020 was $2.7 million and $2.7 million, respectively.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date. There were no transfers to or from Level 3 of the fair value hierarchy for assets and liabilities during the three months ended March 31, 2021 or 2020.
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

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded. In addition, the COVID-19 pandemic is an unprecedented circumstance that could further negatively impact the fair value of the Company’s investments after March 31, 2021 by circumstances and events that are not yet known.

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of March 31, 2021 and December 31, 2020:

	Fair Value Measurements at March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
SBA unguaranteed non-affiliate investments	$412,020	$—	$—	$412,020
SBA guaranteed non-affiliate investments	52,374	—	52,374	—
Controlled investments	234,961	—	—	234,961
Other real estate owned[1]	2,571	—	2,571	—
Non-control investments	6,957	—	—	6,957
Servicing assets	26,733	—	—	26,733
Controlled investments measured at NAV[2]	19,835	—	—	—
Total assets	$755,451	$—	$54,945	$680,671
(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities.
(2) The Company’s investment in NCL is measured at fair value using NAV and has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The change in unrealized appreciation (depreciation) included in the consolidated statements of operations attributable to Level 3 investments held at March 31, 2021 includes $1.4 million in unrealized depreciation on SBA unguaranteed non-affiliate investments, $2.6 million in unrealized appreciation on controlled investments and $0.5 million in unrealized depreciation on servicing assets.

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
(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities.
(2) The Company’s investment in NCL is measured at fair value using NAV and has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following tables represents the changes in investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control Investments
Fair value, December 31, 2020	$407,748	$219,143	$26,061	$6,447
Net change in unrealized appreciation (depreciation)	1,387	2,568	(513)	527
Realized loss	(1,465)	—	—	—
SBA unguaranteed non-affiliate investments, funded	14,809	—	—	—
Foreclosed real estate acquired	(402)	—	—	—
Purchase of investments	—	13,250	—	—
Purchase of loans from SBA	982	—	—	—
Principal payments received on debt investments	(11,039)	—	—	(17)
Additions to servicing assets	—	—	1,185	—
Fair value, March 31, 2021	$412,020	$234,961	$26,733	$6,957

	Three Months Ended March 31, 2020
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control Investments	Contingent Consideration Liabilities[1]
Fair value, December 31, 2019	$417,223	$199,694	$24,411	$1,000	$621
Net change in unrealized appreciation (depreciation)	(4,511)	(10,677)	1,088	—	—
Realized loss	(447)	—	—	—	—
SBA unguaranteed non-affiliate investments, funded	13,042	—	—	—	—
Foreclosed real estate acquired	(196)	—	—	—	—
Purchase of investments	—	11,320	—	—	—
Purchase of loans from SBA	5,522	—	—	—	—
Change in fair value of contingent consideration liabilities	—	—	—	—	54
Payment of contingent consideration	—	—	—	—	(675)
Net accretion of premium/discount	(2)	—	—	—	—
Return of investment	—	(700)	—	—	—
Principal payments received on debt investments	(11,144)	(425)	—	—	—
Additions to servicing assets	—	—	810	—	—
Fair value, March 31, 2020	$419,486	$199,212	$26,309	$1,000	$—
(1) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2021 and December 31, 2020. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at March 31, 2021 and December 31, 2020.

	Fair Value as of		Weighted	Range
	March 31, 2021	Unobservable Input	Average[1]	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - accrual loans	$384,798	Market yields	4.00%	4.00%	4.00%
SBA unguaranteed non-affiliate investments - non-accrual loans	$27,222	Market yields	4.42%	4.42%	4.42%
Controlled equity investments[1]	$206,260	EBITDA multiples[2]	8.90x	6.00x	9.60x
		Revenue multiples[2]	3.15x	1.00x	4.00x
		Weighted average cost of capital[2]	11.63%	11.30%	18.70%
Controlled debt investments	$28,701	Market yields	7.47%	3.80%	10.00%
Non-control equity investments	$1,000	Asset value	N/A	N/A	N/A
Non-control debt investments	$5,957	Recent transaction	N/A	N/A	N/A
Servicing assets	$26,733	Market yields	11.24%	11.24%	11.24%
(1) Weighted by relative fair value.
(2) The Company valued $145.2 million of investments using an equal weighting of EBITDA and revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $61.1 million of investments using only discounted cash flows.

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
(1) Weighted by relative fair value.
(2) The Company valued $143.7 million of investments using an equal weighting of EBITDA and revenue multiples in the overall valuation approach which included the use of market comparable companies. The Company valued $55.7 million of investments using only discounted cash flows.

NOTE 7—BORROWINGS:

At March 31, 2021 and December 31, 2020, the Company had borrowings comprised of the following:

	March 31, 2021			December 31, 2020
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed[1]	$150,000	$44,200	2.50%	$150,000	$52,500	2.50%
Capital One line of credit - unguaranteed[1]	—	13,722	3.50%	—	33,839	3.50%
Notes due 2023	—	—	—%	57,500	56,505	6.25%
Notes due 2024	68,250	66,835	5.75%	63,250	61,774	5.75%
Notes due 2025	15,000	14,457	6.85%	5,000	4,735	6.85%
Notes due 2026	115,000	111,589	5.50%	—	—	—%
Notes payable - related parties	50,000	5,150	2.74%	50,000	24,090	2.74%
Notes payable - Securitization Trusts	205,281	202,124	2.35%	221,752	218,339	2.39%
Total	$603,531	$458,077	3.89%	$547,502	$451,782	3.54%
(1) Total combined commitments of the guaranteed and unguaranteed lines of credit were $150.0 million at March 31, 2021 and December 31, 2020.

As of March 31, 2021, our asset coverage was 179%.

Outstanding borrowings under the 2023 Notes, 2024 Notes, 2025 Notes, 2026 Notes, and Notes payable - Securitization Trusts consisted of the following:

	March 31, 2021				December 31, 2020
	Notes Due 2024	Notes Due 2025	Notes Due 2026	Notes Payable- Securitization Trusts	Notes Due 2023	Notes Due 2024	Notes Due 2025	Notes Payable- Securitization Trusts
Principal balance	$68,250	$15,000	$115,000	$205,281	$57,500	$63,250	$5,000	$221,752
Unamortized deferred financing costs	(1,415)	(543)	(3,411)	(3,157)	(995)	(1,476)	(265)	(3,413)
Net carrying amount	$66,835	$14,457	$111,589	$202,124	$56,505	$61,774	$4,735	$218,339

At March 31, 2021 and December 31, 2020, the carrying amount of the Company’s borrowings under the Capital One lines of credit, Notes payable - related parties and Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

The fair values of the fixed rate 2026 Notes and 2024 Notes are based on the closing public share price on the date of measurement. On March 31, 2021, the closing price of the 2026 Notes was $26.00 per note, or $119.6 million. On March 31, 2021, the closing price of the 2024 Notes was $25.88 per note, or $70.7 million. On December 31, 2020, the closing price of the 2024 Notes was $25.26 per note, or $63.9 million. These borrowings are not recorded at fair value on a recurring basis. The fixed rate 2025 Notes are held at par as of March 31, 2021.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three months ended March 31, 2021 and 2020 was $5.1 million and $5.2 million, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES:
Operating and Employment Commitments
The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2027. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses.

The following summarizes the Company’s obligations and commitments, as of March 31, 2021 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements[1]	Total
2021	$1,181	$1,414	$2,595
2022	1,576	471	2,047
2023	1,619	—	1,619
2024	1,663	—	1,663
2025	1,708	—	1,708
Thereafter	1,962	—	1,962
Total	$9,709	$1,885	$11,594
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
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBC. Maximum borrowings under the Sterling Receivable and Inventory Facility are $35.0 million. The Sterling Receivable and Inventory Facility matures in August 2022 and automatically renews annually. At March 31, 2021, total principal owed by NBC was $9.6 million. In addition, the Company deposited $0.75 million to collateralize the guarantee. At March 31, 2021, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Facility. Maximum borrowings under the NBL Facility are $75.0 million with an accordion feature to increase maximum borrowings to $150.0 million. The lender’s commitments terminate in November 2022, with all amounts due under the NBL Facility maturing in November 2023. At March 31, 2021, total principal owed by NBL was $41.1 million. At March 31, 2021, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50.0 million. The Webster Facility matures in November 2023. At March 31, 2021, total principal outstanding was $28.0 million. At March 31, 2021, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At March 31, 2021, the Company had $4.2 million of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

At March 31, 2021, NCL had $91,000 of unfunded commitments in connection with partial funding of certain of its non-conforming conventional commercial and industrial term loan investments. Newtek Commercial Lending, Inc. will fund 50% of NCL’s total unfunded commitments. Newtek Commercial Lending, Inc. will fund these commitments from the same sources it uses to fund its other investment commitments.

NOTE 9—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

	Year Ended December 31,
	Three Months Ended March 31,
	2021	2020
Per share data¹
Net asset value at beginning of period	$15.45	$15.70
Net investment income (loss)	0.68	(0.01)
Net realized gain on investments	0.33	0.22
Net unrealized appreciation (depreciation) on investments	0.39	(0.75)
Net unrealized depreciation on servicing assets	(0.02)	0.05
Change in deferred taxes	(0.03)	0.14
Net increase in net assets resulting from operations	1.35	(0.35)
Distributions to common stockholders	(0.50)	(0.44)
Stock-based compensation expense	0.03	0.01
Accretive effect of stock offerings (issuing shares above NAV per share)	0.09	0.09
Dilutive effect of purchase of vested stock for employee payroll tax withholding (purchase of shares above NAV)	(0.02)	—
Dilutive effect of restricted stock awards	(0.12)	—
Other⁴	—	(0.01)
Net asset value at end of period	$16.28	$15.00

Per share market value at end of period	$26.70	$13.21
Total return based on market value² ⁷	38.27%	(43.62)%
Total return based on change in NAV³ ⁷	8.61%	(1.68)%
Shares outstanding at end of period (in thousands)	22,530	20,838

Ratios/Supplemental Data:
Net assets at end of period	$366,851	$312,465
Ratio of expenses to average net assets⁸	21.28%	20.27%
Ratio of net investment income (loss) to average net assets⁸	16.40%	(0.36)%
Portfolio turnover[6]	69.10%	12.00%
Average debt outstanding	$462,267	$393,807
Average debt outstanding per share	$20.52	$18.90
Asset coverage ratio⁵	179%	169%
Senior securities outstanding	$466,603	$450,113
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
(7) Not annualized.
(8) Annualized for the three months ended March 31, 2021. Loss on extinguishment of debt has not been annualized.

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

The Board approves the issuance of shares of restricted stock to employees and directors pursuant to the Equity Incentive Plan. These shares generally vest over a one to three year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the Equity Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of March 31, 2021.

Restricted Stock authorized under the plan[1]	1,500,000
Less net restricted stock (granted)/forfeited during:
Year ended December 31, 2016	(120,933)
Year ended December 31, 2017	(5,007)
Year ended December 31, 2018	(93,568)
Year ended December 31, 2019	(6,285)
Year ended December 31, 2020	2,639
Three months ended March 31, 2021	(166,615)
Restricted stock available for issuance as of March 31, 2021	1,110,231
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

As of March 31, 2021, there was $3.1 million of total unrecognized compensation expense related to unvested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 3 years as of March 31, 2021.

For the three months ended March 31, 2021 and 2020 the Company recognized total stock-based compensation expense of $0.7 million and $0.2 million, respectively.

NOTE 11—COMMON STOCK:

ATM Program

On July 10, 2019, the Company entered into the 2019 ATM Equity Distribution Agreement. The 2019 ATM Equity Distribution Agreement provided that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. On February 28, 2020, the Company amended the 2019 ATM Equity Distribution Agreement to add UBS Securities LLC as a placement agent. On June 24, 2020, the Company terminated the Amended 2019 ATM Equity Distribution Agreement. As of June 24, 2020, the Company had sold 1,716,517 shares of its common stock under the Amended 2019 ATM Equity Distribution Agreement, and received net proceeds of $37.6 million. The Company paid the ATM placement agents a total of $0.8 million in compensation under the Amended 2019 ATM Equity Distribution Agreement.

The following table summarizes the total shares sold and net proceeds received under the Amended 2019 ATM Equity Distribution Agreement:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Shares sold	—	359,819
Net weighted average price per share	$—	$20.40
Net proceeds	$—	$7,342

On June 25, 2020, the Company entered into the 2020 ATM Equity Distribution Agreement. The 2020 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. The company paid the placement agents $0.2 million in compensation during the three months ended March 31, 2021. As of March 31, 2021, there were 1,546,951 shares of common stock available for sale under the 2020 ATM Equity Distribution Agreement.

The following table summarizes the total shares sold and net proceeds received under the 2020 ATM Equity Distribution Agreement:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Shares sold	430,470	1,022,579
Net weighted average price per share	$20.93	$17.95
Net proceeds	$9,011	$18,334

The Company used the net proceeds for funding investments in debt and equity securities in accordance with its investment objective and strategies.

NOTE 12—EARNINGS PER SHARE:

The following table summarizes the calculations for the net increase in net assets resulting from operations per common share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net increase (decrease) in net assets resulting from operations	$30,124	$(7,253)
Weighted average shares outstanding	22,337	20,738
Net increase (decrease) in net assets resulting from operations per share	$1.35	$(0.35)

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

The following table summarizes supplemental cash flow and other information related to our operating leases:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$398	$418
Weighted-average remaining lease term - operating leases	6.10 years	6.81 years
Weighted-average discount rate - operating leases	4.76%	4.76%
Total lease costs (included in other general and administrative costs on the consolidated statements of operations)	$196	206

The following table represents the maturity of the Company’s operating lease liabilities as of March 31, 2021:

Maturity of Lease Liabilities
2021	1,157
2022	1,576
2023	1,619
2024	1,663
2025	1,708
Thereafter	1,962
Total future minimum lease payments	$9,685
Less: Imputed interest	$(1,284)
Present value of future minimum lease payments	$8,401

NOTE 14—DIVIDENDS AND DISTRIBUTIONS:

The Company’s dividends and distributions are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions during the three months ended March 31, 2021 and 2020.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Three months ended March 31, 2021
February 23, 2021	March 22, 2021	March 31, 2021	$0.50	$11,025	6	$140

Three months ended March 31, 2020
February 5, 2020	March 18, 2020	March 31, 2020	$0.44	$8,882	18	$224

During the three months ended March 31, 2021 and 2020, an additional 3,700 and 2,600 shares valued at $98,000 and $45,000, respectively, were issued related to dividends on unvested restricted stock awards.

NOTE 15—SUPPLEMENTAL FINANCIAL DATA:

Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a controlling interest as defined by the 1940 Act in portfolio companies that are not consolidated in the Company’s condensed consolidated financial statements. Below is a brief description of a portfolio companies that are required to have supplemental disclosure incorporated in our financial statements in accordance with Regulation S-X section 4-08(g), along with summarized financial information.

Newtek Merchant Solutions, LLC

NMS markets and sells credit and debit card processing services, check approval services and ancillary processing equipment and software to merchants who accept credit cards, debit cards, checks and other non-cash forms of payment.

The summarized financial information of our unconsolidated subsidiary is as follows:

Balance Sheets - Newtek Merchant Solutions, LLC	As of March 31, 2021	As of December 31, 2020
Current assets	$19,043	$7,119
Noncurrent assets	21,033	40,264
Total assets	$40,076	$47,383
Current liabilities	7,240	16,594
Noncurrent liabilities	24,500	24,954
Total liabilities	$31,740	$41,548
Total member’s equity	$8,336	$5,835

	Three Months Ended March 31,
Statements of Income - Newtek Merchant Solutions, LLC	2021	2020
Revenue	$4,836	$8,271
Expenses	2,344	6,170
Income from operations	$2,492	$2,101
Interest (expense) income, net	(158)	(236)
Income before tax	$2,334	$1,865

The Company recorded the following related to its investment in NMS:

	Three Months Ended March 31,
	2021	2020
Dividend income	$—	$3,750
Unrealized depreciation	$—	$(6,250)

Newtek Technology Solutions, Inc.

NTS offers web hosting and eCommerce, managed IT services, secure private cloud hosting, managed backup and disaster recovery, web design and application development, information technology security solutions, and other related services to customers worldwide.

The summarized financial information of our unconsolidated subsidiary is as follows:

	Three Months Ended March 31,
Newtek Technology Solutions, LLC Statements of Income	2021[1]	2020
Revenue	$9,697	$3,261
Expenses	8,646	3,414
Income from operations	$1,051	$(153)

Interest expense, net	280	267
Income before tax	$771	$(420)
(1) On January 1, 2021, the Company contributed its ownership of IPM and SIDCO to NTS, and IPM and SIDCO became subsidiaries of NTS. As a result, The Schedule of Investments in and Advances to Affiliates shows IPM and SIDCO as subsidiaries of NTS.

The Company recorded the following related to its investment in NTS:

	Three Months Ended March 31,
	2021	2020
Dividend income	$—	$—
Unrealized appreciation (depreciation)	$—	$—

NOTE 16—SUBSEQUENT EVENTS:

Joint Venture

On April 23, 2021, the Company’s subsidiary, Newtek Commercial Lending, Inc., and Capital Finance Opportunities 2101C, LP entered into a joint venture, Newtek Conventional Lending II, LLC, and committed to contribute an equal share of equity funding to the joint venture and each will have equal voting rights on all material matters. The joint venture intends to deploy capital over the course of time with additional leverage supported by a warehouse line of credit. The intended purpose of the joint venture will be to originate commercial loans to middle-market companies as well as small businesses.

Dividends

On May 11, 2021, the Company declared a second quarter 2021 cash dividend of $0.70 per share, which is payable on June 30, 2021 to shareholders of record as of June 15, 2021.

Exhaustion of PPP Funding

On May 4, 2021, the SBA announced that PPP funding had been exhausted; however, borrowers with approved PPP loans (i.e., with an SBA loan number) may continue to have their PPP loans closed and funded. NSBF expects to close and fund the balance of its PPP loans by the end of the second quarter 2021. NSBF continues to shift resources and refocus its efforts on funding SBA 7(a) loans.

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
Three Months Ended March 31, 2021

Portfolio Company	Type of Investment[1]	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income[3]	Fair Value at December 31, 2020	Gross Additions[4]	Gross Reductions[5]	Fair Value at March 31, 2021
Advanced Cyber Security Systems, LLC	50% Membership Interest[2]	$—	$—	$—	$—	$—	$—	$—

Automated Merchant Services, Inc.	100% Common Stock[2]	—	—	—	—	—	—	—

CDS Business Services, Inc.	100% Common Stock[2]	—	—	—	—	—	—	—
	Line of Credit (10%)	—	—	217	5,900	8,900	—	14,800

Newtek Technology Solutions, Inc.[7]	100% Common Stock[2]	—	1,500	—	30,000	1,500	—	31,500
	Line of Credit (10%)	—	—	279	10,821	—	—	10,821
	Line of Credit (Prime + 0.5%)[6]	—	—	7	750	—	—	750
	Line of Credit (Prime + 0.5%)[6]	—	—	2	225	—	—	225

Newtek Insurance Agency, LLC	100% Membership Interest[2]	—	—	—	2,150	—	—	2,150

PMTWorks Payroll, LLC	100% Membership Interest[2]	—	—	—	—	—	—	—
	Term Loans (10%-12%)[2]	—	—	—	—	—	—	—

Small Business Lending, LLC	100% Membership Interest[2]	—	(302)	—	9,650	—	(302)	9,348
	Term Loan (10%)	—	—	10	400	—	—	400

banc-serv Partners, LLC	100% Membership Interest[2]	—	—	—	—	—	—	—

Newtek Merchant Solutions, LLC	100% Membership Interest	—	—	—	111,500	—	—	111,500

Titanium Asset Management, LLC	100% Membership Interest[2]	—	—	—	—	—	—	—
	Term Loan (10%)[2]	—	—	—	655	—	—	655

Newtek Business Lending, LLC	100% Membership Interest[2]	—	1,370	—	43,542	5,720	—	49,262

Newtek Conventional Lending, LLC	50% Membership Interest	—	(193)	—	20,028	—	(193)	19,835

Portfolio Company	Type of Investment[1]	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income[3]	Fair Value at December 31, 2020	Gross Additions[4]	Gross Reductions[5]	Fair Value at March 31, 2021
Mobil Money, LLC	100% Membership Interest	—	—	—	2,500	—	—	2,500

POS on Cloud, LLC	50.1% Membership Interest[2]	—	—	—	—	—	—	—
	Term Loan (10%)	—	—	26	1,050	—	—	1,050

Excel WebSolutions LLC	Term Loans (10%)[2]	—	—	—	—	—	—	—
	100% Membership Interest[2]	—	—	—	—	—	—	—

Total Controlled Investments		$—	$2,375	$541	$239,171	$16,120	$(495)	$254,796

Non-Control Investments
EMCAP Loan Holdings, LLC	6.04% Membership Interest	—	—	26	1,000	—	—	1,000

Total Affiliate Investments		$—	$2,375	$567	$240,171	$16,120	$(495)	$255,796

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
(6) Index based floating rate debt investments bear interest at rate of Prime plus a contractual spread which typically resets monthly. At March 31, 2021, the Prime rate in effect was 3.25%.
(7) On January 1, 2021, the Company contributed its ownership of IPM and SIDCO to NTS, and IPM and SIDCO became subsidiaries of NTS. As a result, The Schedule of Investments in and Advances to Affiliates shows IPM and SIDCO as subsidiaries of NTS.

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
•the effect of legal, tax and regulatory changes, including the Coronavirus Aid, Relief and Economic Security Act signed into law in December 2020 and the American Rescue Plan Act of 2021, signed into law in March 2021;
•the ability of our SBA 7(a) borrowers to pay principal and interest, including after any deferment period granted by NSBF; and
•the ability to enter into joint ventures or other financing arrangements.

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A-“Risk Factors” of Part II of this quarterly report on Form 10-Q, Item 1A-“Risk Factors” of our annual report on Form 10-K filed with the SEC on March 29, 2021 and under “Forward-Looking Statements” of this Item 2.

Executive Overview

We are a leading national non-bank lender and own and control certain portfolio companies under the Newtek® brand (our “controlled portfolio companies,” as defined below) that provide a wide range of business and financial solutions to SMBs. Newtek's and its portfolio companies’ business and financial solutions include: Business Lending, including origination of SBA 7(a), SBA 504, and nonconforming (non SBA) conventional loans, as well as PPP loans in the second and third quarters of 2020, as well as the first quarter of 2021, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), Technology Consulting, eCommerce, Accounts Receivable and Inventory Financing, personal and commercial Insurance Services, Web Services, Data Backup, Storage and Retrieval, and Payroll and Benefits Solutions to SMB accounts nationwide across all industries. We have an established and reliable platform that is not limited by client size, industry type, or location. As a result, we believe we have a strong and diversified client base across every state in the United States. and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us and our controlled portfolio companies to acquire and process our SMB clients in a very cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software, which is similar to, but we believe better suited for our needs than, the system popularized by Salesforce.com. We believe that this technology and business model distinguishes us from our competitors.
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
Newtek Business Services Holdco 2, Inc.
Newtek Business Services Holdco 3, Inc.
Newtek Business Services Holdco 4, Inc.
Newtek Business Services Holdco 5, Inc. (formerly Banc-Serv Acquisition, Inc.)
Newtek Business Services Holdco 6, Inc.

We are an internally-managed, closed-end, non-diversified investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under the Code beginning with our 2015 tax year. As a BDC and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. As a result, previously consolidated subsidiaries are now recorded as investments in controlled portfolio companies at fair value. NSBF is a consolidated subsidiary and originates loans under the SBA's 7(a) loan program.

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

On March 27, 2020, the CARES Act was signed into law in response to the COVID-19 pandemic and established the PPP. Specifically, the CARES Act included $349 billion to establish the PPP that expanded the existing SBA Section 7(a) loan program until June 30, 2020 to provide 100% federally-backed loans to eligible businesses. Congress approved additional funding for the PPP of approximately $320 billion on April 24, 2020. As a result of the uncertain economic impact to U.S. small businesses created by the COVID-19 pandemic, the Company’s Executive Committee and Lending Team temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans beginning in March 2020 through June 30, 2020. On July 4, 2020, a bill was passed to re-open the application window for the PPP until August 8, 2020. The first round of PPP closed on August 8, 2020.

On September 5, 2020, the Paycheck Protection Program Flexibility Act, or the “new Act”, was signed into law and made significant changes to the PPP to provide additional relief for small businesses. The new Act increased flexibility for small businesses that have been unable to rehire employees due to lack of employee availability or have been unable to operate as normal due to COVID-19 related restrictions. It extended the period that businesses have to use PPP funds to qualify for loan forgiveness to 24 weeks, up from 8 weeks under the original rules. The new Act also relaxed the requirements that loan recipients must adhere to in order to qualify for loan forgiveness. In addition, the new Act extended the payment deferral period for PPP loans until the date when the amount of loan forgiveness is determined and remitted to the lender. For PPP recipients who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends.

On December 27, 2020, the Economic Aid Act was enacted by Congress which provided funding for PPP loans through March 31, 2021 and on January 11, 2021, the Company announced that NSBF would offer PPP loans through the end of the PPP. The Economic Aid Act was enacted by Congress in order to provide additional assistance to the hardest-hit small businesses, nonprofits, and venues that are struggling to recover from the impact of the COVID-19 pandemic. The Economic Aid Act provides funding for PPP loans through March 31, 2021 and a second round of forgivable loans through the PPP for small businesses and nonprofits experiencing significant revenue losses, made programmatic improvements to PPP, funds grants to shuttered venues, and enacted emergency enhancements to other SBA lending programs. This critical assistance will provide small business owners with the capital they need to survive the pandemic and includes critical resources for the smallest businesses. The Economic Aid Act also provides additional subsidies to certain existing SBA 7(a) borrowers.

On March 11, 2021, the American Rescue Plan was enacted by Congress which included an additional $7.25 billion for the PPP program. Further, on March 25, 2021, Congress passed the PPP Extension Act of 2021, which further extended the PPP through May 31, 2021. During the first quarter of 2021, NSBF funded PPP loans totaling $0.4 billion.

On May 4, 2021, the SBA announced that PPP funding had been exhausted; however, borrowers with approved PPP loans (i.e., PPP loans with an assigned SBA loan number) may continue to have their PPP loans closed and funded by their lenders. NSBF expects to continue to close and fund the balance of its PPP loans by the end of the second quarter of 2021. NSBF intends to continue to redeploy resources used to generate PPP loans to the origination of SBA 7(a) loans. We continue to monitor legislative, regulatory, and supervisory developments related to the PPP, but there can be no assurance that the PPP will be further reauthorized, or that NSBF will be qualified to participate in any further reauthorization.

COVID-19 Developments

In March 2020, the outbreak of COVID -19 was recognized as a pandemic by the World Health Organization and in response to the outbreak, management instituted a work from home policy until it is deemed safe to return to the office.

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

We continue to closely monitor our portfolio companies; however, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.
Price Range of Common Stock
Our common stock is traded on the Nasdaq Global Market under the symbol “NEWT.” High and low prices for the common stock over the previous two years are set forth below, based on the highest and lowest intraday sales price per share during that period.

	Price Range		NAV[1]	Premium of High Sales Price to NAV[2]	Premium of Low Sales Price to NAV[2]
	High	Low
2019
First Quarter	$20.74	$17.23	$15.31	35%	13%
Second Quarter	$23.83	$19.70	$15.33	55%	29%
Third Quarter	$23.99	$20.21	$15.41	56%	31%
Fourth Quarter	$23.73	$20.75	$15.70	51%	32%

2020
First Quarter	$23.09	$7.59	$15.00	54%	(49)%
Second Quarter	$18.84	$9.03	$15.66	20%	(42)%
Third Quarter	$20.50	$16.73	$15.13	35%	11%
Fourth Quarter	$19.82	$16.24	$15.45	28%	5%

2021
First Quarter	$28.63	$18.77	$16.28	76%	15%
(1) Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The values reflect net asset value per share and are based on outstanding shares at the end of each period.
(2) Calculated as the respective high or low sales price divided by net asset value and subtracting 1.

Revenues

We generate revenue in the form of interest, dividend, servicing and other fee income on debt and equity investments. Our debt investments typically have terms of 10 to 25 years and bear interest at prime plus a margin. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We receive servicing income related to the guaranteed portions of SBA investments which we originate and sell into the secondary market. These recurring fees are earned daily and recorded when earned. In addition, we may generate revenue in the form of packaging, prepayment, legal and late fees. We record such fees related to loans as other income. Dividends are recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income is recorded at the time dividends are declared. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income, return of capital or realized gain. In addition, under the PPP that began in the second quarter of 2020, the SBA reimburses the Company for originating loans and such SBA reimbursements are included as interest income on PPP loans. Income earned in connection with the PPP should not be viewed as recurring. The first round of PPP closed on August 8, 2020. Congress enacted the Economic Aid Act on December 27, 2020, which provided funding for PPP loans through March 31, 2021 and subsequently enacted the PPP Extension Act of 2021, which further extended the PPP through May 31, 2021. On May 4, 2021, the SBA announced that PPP funding had been exhausted; however, borrowers with approved PPP loans (i.e., PPP loans with an assigned SBA loan number) may continue to have their PPP loans closed and funded by their lenders. NSBF expects to continue to close and fund the balance of its PPP loans by the end of the second quarter of 2021. NSBF intends to continue to redeploy resources used to generate PPP loans to the origination of SBA 7(a) loans. There can be no guarantee that the program will be reauthorized or that, if reauthorized, NSBF will be qualified to participate. See “Recent Developments - Exhaustion of PPP Funding.”
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
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBC. Maximum borrowings under the Sterling Receivable and Inventory Facility are $35.0 million. The Sterling Receivable and Inventory Facility matures in August 2022 and automatically renews annually. At March 31, 2021, total principal owed by NBC was $9.6 million. In addition, the Company deposited $0.75 million to collateralize the guarantee. At March 31, 2021, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Facility. Maximum borrowings under the NBL Facility are $75.0 million with an accordion feature to increase maximum borrowings to $150.0 million. The lenders’ commitments terminate in November 2022, with all amounts due under the NBL Facility maturing in November 2023. At March 31, 2021, total principal owed by NBL was $41.1 million. At March 31, 2021, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50.0 million. The Webster Facility matures in November 2023. At March 31, 2021, total principal outstanding was $28.0 million. At March 31, 2021, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Newtek Conventional Lending, LLC (NCL)

We established a 50/50 joint venture, NCL, between Newtek Commercial Lending, Inc., a wholly-owned subsidiary of Newtek, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq:TCPC). NCL provided non-conforming conventional commercial and industrial term loans to U.S. middle-market companies and small businesses. NCL ceased funding new loans during 2020 due to the COVID-19 pandemic. Refer to NOTE 3—INVESTMENTS for selected financial information and a schedule of investments of NCL as of March 31, 2021.

Unfunded Commitments

At March 31, 2021, the Company had $4.2 million of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

At March 31, 2021, NCL had $91,000 of unfunded commitments in connection with partial funding of certain of its non-conforming conventional commercial and industrial term loan investments. Newtek Commercial Lending, Inc. will fund 50% of NCL’s total unfunded commitments. Newtek Commercial Lending, Inc. will fund these commitments from the same sources it uses to fund its other investment commitments.

Loan Portfolio Asset Quality and Composition
The following tables set forth distributions of the cost basis of the Company’s SBA 7(a) loan portfolio at March 31, 2021 and December 31, 2020, respectively, in thousands. The tables include loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at March 31, 2021 and December 31, 2020 is $18.2 million and $16.9 million, respectively.

Distribution by Business Type

As of March 31, 2021
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,949	$344,425	$177	81.4%
Business Acquisition	289	57,407	207	13.6%
Start-Up Business	220	21,453	96	5.1%
Total	2,458	$423,285	$172	100.0%

As of December 31, 2020
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,850	$342,636	$185	81.5%
Business Acquisition	275	56,797	207	13.5%
Start-Up Business	222	20,965	96	5.0%
Total	2,347	$420,398	$179	100.0%
Distribution by Borrower Credit Score

March 31, 2021
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	19	$4,022	$212	1.0%
551 to 600	60	15,887	265	3.8%
601 to 650	314	64,229	205	15.2%
651 to 700	746	120,616	162	28.4%
701 to 750	765	128,765	168	30.4%
751 to 800	485	81,638	168	19.3%
801 to 850	66	8,023	122	1.9%
Not available	3	105	35	—%
Total	2,458	$423,285	$172	100.0%

December 31, 2020
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	19	$4,038	$213	1.0%
551 to 600	61	16,435	269	3.9%
601 to 650	316	64,564	204	15.4%
651 to 700	704	119,077	169	28.3%
701 to 750	717	125,217	175	29.8%
751 to 800	462	82,507	179	19.6%
801 to 850	65	8,451	130	2.0%
Not available	3	109	36	—%
Total	2,347	$420,398	$179	100.0%

Distribution by Primary Collateral Type

March 31, 2021
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	955	$220,403	$231	52.1%
Machinery and Equipment	418	78,645	188	18.6%
Accts Receivable and Inventory	271	45,198	167	10.7%
Residential Real Estate	541	40,739	75	9.6%
Other	90	29,370	326	6.9%
Unsecured	141	5,481	39	1.3%
Furniture and Fixtures	28	1,857	66	0.4%
Liquid Assets	14	1,592	114	0.4%
Total	2,458	$423,285	$172	100.0%

December 31, 2020
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	933	$218,958	$235	52.1%
Machinery and Equipment	403	78,356	194	18.6%
Residential Real Estate	259	44,270	171	10.5%
Accounts Receivable and Inventory	500	39,406	79	9.4%
Other	89	30,653	344	7.3%
Unsecured	124	5,421	44	1.3%
Furniture and Fixtures	25	1,695	68	0.4%
Liquid Assets	14	1,639	117	0.4%
Total	2,347	$420,398	$179	100.0%
Distribution by Days Delinquent

March 31, 2021
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Accrual
Current	2,213	$351,626	$159	83.0%
31 to 60 days	39	10,948	281	2.6%
61 to 90 days	19	7,016	—	1.7%
91 days or greater	1	821	821	0.2%
Non-accrual	186	52,874	284	12.5%
Total	2,458	$423,285	$172	100.0%

December 31, 2020
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Accrual
Current	2,071	$340,756	$165	81.1%
31 to 60 days	62	12,679	205	3.0%
61 to 90 days	—	—	—	—%
91 days or greater	32	11,520	360	2.7%
Non-accrual	182	55,443	305	13.2%
Total	2,347	$420,398	$179	100.0%

Consolidated Results of Operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code.
Comparison of the three months ended March 31, 2021 and 2020
Investment Income

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Change
Investment income:
Interest income - PPP loans	$24,208	$—	$24,208
Interest income - SBA 7(a) loans	6,482	7,779	(1,297)
Interest income - non-control investments	124	—	124
Dividend income	26	4,402	(4,376)
Servicing income	2,740	2,715	25
Other income	1,114	906	208
Total investment income	$34,694	$15,802	$18,892

Interest Income
The Company began earning interest income from PPP loans in the second quarter of 2020 under the CARES Act, which allowed NSBF, as an SBA 7(a) lender, to originate loans under the PPP. Under the PPP, current SBA 7(a) lenders were automatically approved to extend 100% federally guaranteed PPP loans to certain small businesses. During the three months ended March 31, 2021, NSBF originated $0.4 billion of PPP loans resulting in $24.2 million of fees generated. Pursuant to the PPP, the interest rate on PPP loans is capped at 1.0%. For PPP loans made on or after December 27, 2020, SBA will pay lenders fees based on the balance of the financing outstanding at the time of disbursement of the loan, for processing PPP loans in the following amounts: (i) for loans of not more than $50,000, an amount equal to the lesser of fifty (50) percent or $2,500; (ii) five (5) percent for loans of more than $50,000 and not more than $350,000; (iii) three (3) percent for loans of more than $350,000 and less than $2,000,000; and (iv) one (1) percent for loans of at least $2,000,000. Such SBA reimbursements are included in Interest Income - PPP loans. Income earned in connection with the PPP should not be viewed as recurring. The first round of PPP closed on August 8, 2020. Congress enacted the Economic Aid Act on December 27, 2020, which provided funding for PPP loans through March 31, 2021 and subsequently enacted the PPP Extension Act of 2021, which further extended the PPP through May 31, 2021. On May 4, 2021, the SBA announced that PPP funding had been exhausted; however, borrowers with approved PPP loans (i.e., PPP loans with an assigned SBA loan number) may continue to have their PPP loans closed and funded by their lenders. NSBF expects to continue to close and fund the balance of its PPP loans by the end of the second quarter of 2021. There can be no guarantee that the program will be reauthorized or that, if reauthorized, NSBF will be qualified to participate. See “Recent Developments - Exhaustion of PPP Funding.”
The decrease in interest income on SBA 7(a) loans was attributable to the decrease in the average Prime Rate in effect on our portfolio from 4.75% to 3.25% over the twelve month period. The decrease was partially offset by an increase in the average outstanding performing portfolio of SBA non-affiliate investments to $402.2 million from $346.0 million for the three months ended March 31, 2021 and 2020, respectively. The increase in the average outstanding accrual portfolio resulted from the origination of new SBA non-affiliate investments period over period.
The interest income on non-control investments is attributable to interest on one loan purchased from NBL, a wholly-owned controlled portfolio company, in September of 2020. The Company is not affiliated with the borrower of the loan.
Dividend Income

Dividend income was earned from the following portfolio companies for the three months ended March 31, 2021 and 2020:

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Change
Newtek Merchant Solutions, LLC (NMS)	$—	$3,750	$(3,750)
International Professional Marketing, Inc.	—	75	(75)
SIDCO, LLC	—	250	(250)
Newtek Conventional Lending, LLC	—	307	(307)
EMCAP Loan Holdings, LLC	26	20	6
Total dividend income	$26	$4,402	$(4,376)
Dividend income is dependent on portfolio company earnings and capital investment objectives and opportunities. Current quarter and historical dividend income may not be indicative of future period dividend income, particularly in light of the COVID-19 pandemic. See “COVID-19 Developments.” The Company’s portfolio companies did not declare any first quarter 2021 dividends.
NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the three months ended March 31, 2021 and 2020:

(in thousands):	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Change
Total NSBF originated servicing portfolio	$1,756,022	$1,773,724	$(17,701)
Total average NSBF originated portfolio earning servicing income	$1,103,125	$1,119,269	$(16,144)
Total servicing income earned	$2,740	$2,715	$25
The servicing portfolio and related servicing income was relatively flat period over period. The 1% increase in servicing income resulted from servicing income relating to the transfer of loans from non-accrual to accrual status during the first quarter of 2021, as well as a higher SBA 7(a) guarantee percentage being serviced, offset by a reduction in servicing income from a 1% decrease in total portfolio investments for which we earn servicing income period over period.

Expenses:

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Change
Salaries and benefits	$4,450	$3,447	$1,003
Interest	5,072	5,184	(112)
Depreciation and amortization	85	115	(30)
Professional fees	1,188	964	224
Origination and loan processing	2,971	1,824	1,147
Origination and loan processing - related party	3,143	2,638	505
Change in fair value of contingent consideration liabilities	—	54	(54)
Other general and administrative costs	1,635	1,858	(223)
Total expenses	$19,499	$16,084	$3,415

Interest Expense
The following is a summary of interest expense by facility for the three months ended March 31, 2021 and 2020:

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Change
Notes payable - Securitization Trusts	$1,397	$2,796	$(1,398)
Bank notes payable	323	251	72
Notes due 2023	549	1,016	(467)
Notes due 2024	1,050	1,014	36
Notes due 2025	276	—	276
Notes due 2026	1,392	—	1,392
Notes payable - related parties	85	108	(23)
Total interest expense	$5,072	$5,185	$(113)

The decrease in interest expense period over period is primarily from Notes payable - Securitization Trusts, which relates to a decrease in the average outstanding balance and interest rates period over period. In addition, the redemption of the 2023 Notes on February 22, 2021, resulted in a reduction of $0.5 million of interest expense, offset by additional interest expense on the 2025 and 2026 Notes of $0.3 million and $1.4 million, respectively.

Origination and Loan Processing

The increase in Origination and Loan Processing expenses was attributed to an increase in SBA 7(a) loan fundings.

Origination and Loan Processing - Related Party

The increase in related party origination and loan processing expenses was attributed to an increase in underwriting, origination, closing and compliance fees related to the increase in SBA 7(a) loan fundings period over period.

Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains (losses) from SBA non-affiliate investments for the three months ended March 31, 2021 and 2020 were a net realized loss of $7.4 million and net realized gain of $4.5 million, respectively. This included realized losses of $1.5 million and $0.4 million, respectively.

Net Realized Gains on SBA 7(a) Non-Affiliate Investments

	Three Months Ended
	March 31, 2021		March 31, 2020
	# of Debt Investments	$ Amount (in thousands)	# of Debt Investments	$ Amount (in thousands)
SBA non-affiliate investments originated during the quarter	153	$104,385	80	$52,841
SBA guaranteed non-affiliate investments sold during the quarter	108	$57,796	67	$38,075
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$8,858	—	$4,960
Average sale price as a percent of principal balance[1]	—	113.28%	—	110.90%
(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Change
Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments	$4,393	$(183)	$4,576
Net unrealized appreciation (depreciation) on SBA unguaranteed non-affiliate investments	1,387	(4,511)	5,898
Net unrealized appreciation (depreciation) on controlled investments	2,375	(10,789)	13,164
Change in deferred taxes	(633)	2,911	(3,544)
Net unrealized appreciation on non-control investments	527	—	527
Total net unrealized appreciation (depreciation) on investments	$8,049	$(12,572)	$20,621

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

The net unrealized appreciation on SBA unguaranteed non-affiliate investments was driven primarily by an increase in the fair value of the portfolio from December 31, 2020. The primary driver of the portfolio’s unrealized appreciation was due to current market conditions improving year over year since the start of the pandemic. See “COVID-19 Developments” for additional information.
The net unrealized appreciation on non-control investments is attributable to an increase in the fair value of one loan purchased from NBL, a wholly-owned controlled portfolio company, in September of 2020. The Company is not affiliated with the borrower of the loan.

Net Unrealized Appreciation (Depreciation) on Controlled Investments

Unrealized appreciation (depreciation) was derived from the following portfolio companies for the three months ended March 31, 2021 and 2020:

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Change
Newtek Merchant Solutions, LLC (NMS)	$—	$(6,250)	$6,250
Mobil Money, LLC	—	(750)	750
Newtek Technology Solutions, Inc.[1]	1,500	—	1,500
CDS Business Services, Inc.	—	(750)	750
PMTWorks Payroll, LLC	—	(50)	50
Small Business Lending, LLC	(302)	(2,802)	2,500
Newtek Business Lending, LLC	1,370	—	1,370
Newtek Conventional Lending, LLC	(193)	(112)	(81)
Titanium Asset Management LLC	—	(75)	75
Total net unrealized appreciation (depreciation) on controlled investments	$2,375	$(10,789)	$13,164
(1) On January 1, 2021, IPM and SIDCO became subsidiaries of NTS and as a result the valuation of NTS and related unrealized appreciation represents that of the combined entity.

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the three months ended March 31, 2021 and 2020, we recognized a provision for deferred taxes of $0.6 million and $2.9 million, respectively, related to the net unrealized appreciation and depreciation of controlled portfolio company investments.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Capital One Facility, Notes payable - related parties, 2024 Notes, 2025 Notes, 2026 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, including “at-the-market”, or ATM, and private offerings of securities. As of March 31, 2021, our asset coverage was 179% based on $466.6 million of aggregate principal amount of senior securities outstanding. On July 26, 2018, our shareholders approved the application of the modified asset coverage requirement as set forth in Section 61(a)(2) of the 1940 Act. As a result, our minimum required asset coverage ratio decreased from 200% to 150%, effective July 27, 2018.

Public Offerings

ATM Program

On July 10, 2019, the Company entered into the 2019 ATM Equity Distribution Agreement, as amended on February 28, 2020. The Amended 2019 ATM Equity Distribution Agreement provided that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. From inception through June 24, 2020, we sold 1,716,517 shares of our common stock at a weighted average price of $21.88 per share. Proceeds, net of offering costs and expenses were $37.6 million. On June 24, 2020, the Company terminated the Amended 2019 ATM Equity Distribution Agreement. The Company paid the ATM placement agents $0.8 million in compensation.

We used the net proceeds for funding investments in debt and equity securities in accordance with our investment objective and strategies and for general corporate purposes including funding investments, repaying outstanding indebtedness and other general corporate purposes.

On June 25, 2020, the Company entered into the 2020 ATM Equity Distribution Agreement. The 2020 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. From inception through March 31, 2021, we sold 430,470 shares of our common stock at a weighted average price of $20.93 per share. Proceeds, net of offering costs and expenses were $9.0 million. The company paid the placement agents $0.2 million in compensation during the three months ended March 31, 2021. As of March 31, 2021, there were 1,546,951 shares of common stock available for sale under the 2020 ATM Equity Distribution Agreement.

Debt Offerings

In January 2021, the Company and the Trustee entered into the Seventh Supplemental Indenture to the Base Indenture between the Company and the Trustee, relating to the Company’s issuance, offer and sale of $115.0 million aggregate principal amount of 5.50% Notes due 2026, including $15.0 million in aggregate principal amount sold pursuant to a fully-exercised overallotment option. The sale of the 2026 Notes generated proceeds of approximately $111.3 million, net of underwriter's fees and expenses. The 2026 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2026 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

The 2026 Notes will mature on February 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after February 1, 2022, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price equal to the following amounts, plus accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed plus (2) the sum of the present value of the scheduled payments of interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed from the redemption date until February 1, 2023, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points; provided, however, that if the Company redeems any 2026 Notes on or after February 1, 2023 (the date falling three years prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100%

of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The 2026 Notes bear interest at a rate of 5.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2021, and trade on the Nasdaq Global Market under the trading symbol “NEWTZ.” At March 31, 2021, the Company was in compliance with all covenants related to the 2026 Notes.

On November 27, 2020, the Company and Trustee entered into the Fifth Supplemental Indenture to the Base Indenture between the Company and the Trustee, relating to the issuance, offer and sale of $5.0 million aggregate principal amount of its 2025 Notes. The offering was consummated pursuant to the terms of a purchase agreement (the "Purchase Agreement") among the Company and an accredited investor. The Purchase Agreement provided for the 2025 Notes to be issued to the purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act. The net proceeds from the sale of the Notes were approximately $4.8 million, after deducting structuring fees and estimated offering expenses, each payable by the Company. The 2025 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2025 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. The Company exercised its option to issue up to $10 million of additional 2025 Notes to the purchaser, and issued $10 million in additional 2025 Notes to the purchaser in an exempt offering in January 2021.

In July 2019, the Company and the Trustee entered into the Fourth Supplemental Indenture to the Base Indenture between the Company and the Trustee, relating to the Company’s issuance, offer and sale of $55.0 million aggregate principal amount of 5.75% Notes due 2024. The Company granted an overallotment option of up to $8.25 million in aggregate principal amount of the 2024 Notes. The sale of the 2024 Notes generated proceeds of approximately $53.2 million, net of underwriter's fees and expenses. In July 2019 the underwriters exercised their option to purchase $8.25 million in aggregate principal amount of 2024 Notes for an additional $8.0 million in net proceeds. The 2024 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2024 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

The 2024 Notes will mature on August 1, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after August 1, 2021, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 5.75% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year, commencing on November 1, 2019, and trade on the Nasdaq Global Market under the trading symbol “NEWTL.” At March 31, 2021, the Company was in compliance with all covenants related to the 2024 Notes.

On February 16, 2021, the Company issued an additional $5.0 million in aggregate principal amount of its 2024 Notes. The new 2024 Notes are treated as a single series with the prior 2024 Notes and have the same terms as the prior 2024 Notes. The existing 2024 Notes have the same CUSIP number and are fungible and rank equally with the prior 2024 Notes.

In February 2018, the Company and the Trustee entered into the Third Supplemental Indenture to the Base Indenture between the Company and the Trustee, relating to the Company’s issuance, offer and sale of $50.0 million aggregate principal amount of 6.25% Notes due 2023. The Company granted an overallotment option of up to $7.5 million in aggregate principal amount of the 2023 Notes. The sale of the Notes generated proceeds of approximately $47.9 million, net of underwriter's fees and expenses. In February 2018, the underwriters exercised their option to purchase $7.5 million in aggregate principal amount of notes for an additional $7.3 million in net proceeds. The 2023 Notes were the Company’s direct unsecured obligations and ranked: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2023 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

The 2023 Notes were scheduled to mature on March 1, 2023 and could be redeemed in whole or in part at the Company’s option at any time or from time to time on or after March 1, 2020, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2023 Notes bear interest at a rate of 6.25% per year payable quarterly on March 1, June 1, September 1, and December 1 of each year, commencing on June 1, 2018, and trade on the Nasdaq Global Market under the trading symbol “NEWTI.” On February 22, 2021, the Company used the proceeds from the issuance of the 2026 Notes to redeem all $57.5 million in aggregate principal amount of the 2023 Notes at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from December 1, 2020, through, but excluding, the redemption date.

In September 2015, the Company and the Trustee entered into the Base Indenture and the First Supplemental Indenture relating to the Company's issuance, offer, and sale of $8.3 million, including the underwriter's partial exercise of their over-allotment option, in aggregate principal amount of the 7.5% Notes due 2022. The 2022 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

On August 29, 2019, the Company redeemed all $8.3 million in aggregate principal amount of the 2022 Notes on the redemption date of August 29, 2019 at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from July 1, 2019, through, but excluding, the redemption date.

The Base Indenture, and each supplemental indenture thereto, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by each supplemental indenture thereto. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At March 31, 2021, the Company was in compliance with all covenants related to the Notes.

Capital One Facilities
In May 2017, NSBF amended its Capital One facility to increase the facility from $50.0 million to $100.0 million and reduce the interest rate. The facility was amended again in June 2018 and the portion of the facility collateralized by the government guaranteed portion of SBA 7(a) loans, was reduced to Prime minus 0.75% (previously Prime minus 0.25%). The interest rate on the portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, was reduced to Prime plus 0.25% (previously Prime plus 0.75%). The facility provides for a 55% advance rate on the non-guaranteed portions of the SBA 7(a) loans NSBF originates, and a 90% advance rate on the guaranteed portions of SBA 7(a) loans NSBF originates. In addition, the amendment extended the date on which the facility will convert to a term loan from May 16, 2017 to May 11, 2020 and extended the maturity date of the facility to May 11, 2022. In June 2019, the facility was increased from $100.0 million to $150.0 million. In April 2020, Capital One advised NSBF that it was establishing a reserve against the non-guaranteed borrowing base, which reserve effectively reduced the advance rate on the non-guaranteed portions of the SBA 7(a) loans NSBF originates by 50%. On May 7, 2020, NSBF amended its existing line of credit with Capital One to, among other things, extend the maturity date on which the credit facility will convert into a term loan for a period of three years to May 7, 2023, with the term loan maturing on May 7, 2025.

At March 31, 2021, there was $13.7 million and $44.2 million outstanding under the unguaranteed and guaranteed lines of credit, respectively. At March 31, 2021, we were in full compliance with all applicable loan covenants.
Notes Payable - Related Parties

In June 2015, the Company entered into the Related Party RLOC with certain controlled portfolio companies. Maximum borrowings under the Related Party RLOC were $38.0 million. In June 2017, the Related Party RLOC was amended to increase maximum borrowings to $50.0 million. The outstanding balance had an interest rate equal to 1 month LIBOR (with a floor of 0.50%) plus 6.0% or at a rate equal to the greater of the Prime Rate or 3.5% plus 5.0%. In November 2018, the Related Party RLOC was amended to reduce the interest rate to the lesser of 1 month LIBOR plus 2.5% or the Prime Rate plus 1.5%.

At March 31, 2021, the Related Party RLOC interest rate was 2.74%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings due to NMS at March 31, 2021 were $5.2 million.

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

In November 2016, NSBF completed its seventh securitization which resulted in the transfer of $56.1 million of unguaranteed portions of SBA loans to the 2016-1 Trust. The 2016-1 Trust in turn issued securitization notes for the par amount of $53.4 million, consisting of $43.6 million Class A notes and $9.8 million of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB+” rating by S&P, respectively, and the final maturity date of the notes is February 2042. The Class A and Class B notes bear interest at an average rate of 1 month LIBOR plus 3.0% and 4.25%, respectively. Generally, in the event that the one-month LIBOR or Prime Rate becomes unavailable or otherwise unpublished, NSBF will select as a replacement a comparable alternative index over which it has no direct control and which is readily verifiable, in accordance with the terms of the 2016-1 securitization transaction documents.

In December 2017, NSBF completed its eighth securitization which resulted in the transfer of $76.2 million of unguaranteed portions of SBA loans to the 2017-1 Trust. The 2017-1 Trust in turn issued securitization notes for the par amount of $75.4 million, consisting of $58.1 million Class A notes and $17.3 million of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is February 2043. The Class A and Class B notes bear interest at a rate of 1 month LIBOR plus 2.0% and 3.0%, respectively. Generally, in the event that the one-month LIBOR or Prime Rate becomes unavailable or otherwise unpublished, NSBF will select as a replacement a comparable alternative index over which it has no direct control and which is readily verifiable, in accordance with the terms of the 2017-1 securitization transaction documents.

In November 2018, NSBF completed its ninth securitization which resulted in the transfer of $108,551,000 of unguaranteed portions of SBA loans to the 2018-1 Trust. The 2018-1 Trust in turn issued securitization notes for the par amount of $108.6 million, consisting of $82.9 million Class A notes and $25.7 million of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is February 2044. Generally, in the event that the one-month LIBOR or Prime Rate becomes unavailable or otherwise unpublished, NSBF will select as a replacement a comparable alternative index over which it has no direct control and which is readily verifiable, in accordance with the terms of the 2018-1 securitization transaction documents.

In March 2019, the 2010-1 Trust was terminated as a result of NSBF purchasing the 2010-1 Trust assets, with the 2010-1 Trust’s noteholders receiving the redemption price.

In July 2019, the 2014-1 Trust was terminated as a result of NSBF purchasing the 2014-1 Trust assets, with the 2014-1 Trust’s noteholders receiving the redemption price.

In October 2019, NSBF completed its tenth securitization which resulted in the transfer of $118.9 million of unguaranteed portions of SBA loans to the 2019-1 Trust, The 2019-1 Trust in turn issued securitization notes for the par amount of $118.9 million, consisting of $93.5 million of Class A notes and $25.4 million Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is December 2044. The Class A and Class B notes bear interest at an average rate of LIBOR plus 1.83% across both classes. Generally, in the event that the one-month LIBOR or Prime Rate becomes unavailable or otherwise unpublished, NSBF will select as a replacement a comparable alternative in accordance with the terms of the 2019-1 securitization transaction documents.

PPP Loan Participations

Beginning in April 2020, NSBF engaged in the origination of PPP loans. To facilitate NSBF’s involvement as a lender in the PPP, during the second quarter of 2020, NSBF entered into PPP loan participation agreements where NSBF originated PPP loans and sold 90% participating interests to UBS Bank USA (“UBS”), Stifel Bank (“Stifel”), Morgan Stanley Bank, N.A. (“Morgan Stanley”), and Amalgamated Bank (“Amalgamated”), collectively, the “Participants.” The participations were sold at par due to the short term maturity of the loans. NSBF and the Participants share proportionally in all interest and principal payments made on the loans. Subsequently, UBS, Stifel and Amalgamated amended their participation agreements with NSBF to allow the banks purchase up to 100% participation interests in certain of the PPP loans originated by NSBF. In connection with the amendments, UBS, Stifel, and Amalgamated purchased the remaining 10% participation interests in their participation loans, bringing their participation interests to 100%, while Morgan Stanley continues to hold 90% participation interests as of March 31, 2021. In total, during the three months ended March 31, 2021, NSBF sold participations in $425.0 million of PPP loans and continues to hold the PPP loan notes and the PPP loan documents in order to service the loans. The servicing liability in connection with the PPP loans was deemed immaterial. PPP loan origination fees are recognized as interest income on sale of PPP loan participations.

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

Congress enacted the Economic Aid Act on December 27, 2020, which, among other things, provided funding for PPP loans through March 31, 2021 and on January 11, 2021, the Company announced that NSBF would offer PPP loans through the end of the PPP. Further, on March 25, 2021, Congress passed the PPP Extension Act of 2021, which further extended the PPP through May 31, 2021. During the duration of the PPP through December 31, 2020, NSBF funded approximately 10,570 PPP loans totaling $1.2 billion, with an additional $0.4 billion funded during three months ended ended March 31, 2021. For more information, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Executive Summary.” On May 4, 2021, the SBA announced that PPP funding had been exhausted; however, borrowers with approved PPP loans (i.e., with an SBA loan number) may continue to have their PPP loans closed and funded by their lenders. NSBF expects to close and fund the balance of its PPP loans by the end of the second quarter 2021. We continue to monitor legislative, regulatory, and supervisory developments related to the PPP, but there can be no assurance that the PPP will be further reauthorized, or that NSBF will be qualified to participate in any further reauthorization.

Cash Flows and Liquidity
As of March 31, 2021, the Company’s unused sources of liquidity consisted of $31.6 million available through the Capital One facility; $17.4 million available through notes payable with related parties; and $3.7 million in unrestricted cash.

Restricted cash of $84.4 million as of March 31, 2021 is primarily held by NSBF. The majority, or $83.6 million of restricted cash includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants.

The Company generated and used cash as follows:

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net cash provided by operating activities	$35,231	$29,443
Net cash used in investing activities	—	(4)
Net cash provided by financing activities	1,411	7,879
Net increase in cash and restricted cash	36,642	37,318
Cash and restricted cash, beginning of period	51,425	33,207
Cash and restricted cash, end of period	$88,067	$70,525
During the three months ended March 31, 2021, operating activities provided cash of $35.2 million, consisting primarily of (i) $490.5 million of proceeds from the sale of SBA 7(a) guaranteed loan investments, (ii) $12.7 million of principal payments received from SBA non-affiliate investments and (iii) a $32.6 million decrease in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settled during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end.
These increases were offset by (i) $529.4 million of SBA 7(a) and PPP loan investments funded and (ii) $13.3 million of investments in controlled portfolio companies.
Net cash provided by financing activities was $1.4 million consisting primarily of (i) $115.0 million, $10.0 million and $5.0 million of issuances of the 2026 Notes, 2025 Notes, and 2024 Notes, respectively, (ii) $9.0 million of net proceeds from the sale of common shares under the 2020 ATM Equity Distribution Agreement.
These sources were offset by (i) a redemption of $57.5 million of the 2023 Notes; (ii) $16.5 million of principal payments related to securitization notes payable (iii) $28.4 million of net repayments under our bank notes payable, and (iv) net repayments under the Related Party RLOC of $18.9 million and (v) $11.0 million of dividend payments.
Contractual Obligations
The following table represents the Company’s obligations and commitments as of March 31, 2021:

(in thousands)	Payments due by period
Contractual Obligations	Total	2021	2022	2023	2024	2025	Thereafter
Bank notes payable	$57,922	$—	$—	$57,922	$—	$—	$—
Securitization notes payable[1]	205,281	—	—	—	—	—	205,281
Notes due 2024[1]	68,250	—	—	—	68,250	—	—
Notes due 2025[1]	15,000	—	—	—	—	15,000	—
Notes due 2026[1]	115,000	—	—	—	—	—	115,000
Notes payable - related parties	5,150	—	—	5,150	—	—	—
Employment agreements	1,885	1,414	471	—	—	—	—
Operating leases	9,709	1,181	1,576	1,619	1,663	1,708	1,962
Totals	$478,197	$2,595	$2,047	$64,691	$69,913	$16,708	$322,243
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

Our Board has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our investment portfolio as of March 31, 2021 and December 31, 2020 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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
In addition, under the PPP that began in the second quarter of 2020, the SBA reimburses the Company for originating loans. Such SBA reimbursements are included as interest income on PPP loans. Such fees are accounted for under ASC-310 Receivables and deferred until the loan is sold to one of our PPP Participants. Income earned in connection with the PPP should not be viewed as recurring. The first round of PPP closed on August 8, 2020. Congress enacted the Economic Aid Act on December 27, 2020, which provided funding for PPP loans through March 31, 2021 and subsequently enacted the PPP Extension Act of 2021, which further extended the PPP through May 31, 2021. On May 4, 2021, the SBA announced that PPP funding had been exhausted; however, borrowers with approved PPP loans (i.e., PPP loans with an assigned SBA loan number) may continue to have their PPP loans closed and funded by their lenders. NSBF expects to continue to close and fund the balance of its PPP loans by the end of the second quarter of 2021. There can be no guarantee that the program will be reauthorized or that, if reauthorized, NSBF will be qualified to participate. See “Recent Developments - Exhaustion of PPP Funding.”

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2021 and 2020, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $12.0 million and $11.4 million at March 31, 2021 and December 31, 2020, respectively, and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of March 31, 2021.
Recent Developments

Joint Venture

On April 23, 2021, the Company’s subsidiary, Newtek Commercial Lending, Inc., and Capital Finance Opportunities 2101C, LP, entered into a joint venture, Newtek Conventional Lending II, LLC, and committed to contribute an equal share of equity funding to the joint venture and each will have equal voting rights on all material matters. The joint venture intends to deploy capital over the course of time with additional leverage supported by a warehouse line of credit. The intended purpose of the joint venture will be to originate commercial loans to middle-market companies as well as small businesses.

Dividends

On May 11, 2021, the Company declared a second quarter 2021 cash dividend of $0.70 per share, which is payable on June 30, 2021 to shareholders of record as of June 15, 2021.

Exhaustion of PPP Funding

On May 4, 2021, the SBA announced that PPP funding had been exhausted; however, borrowers with approved PPP loans (i.e., with an SBA loan number) may continue to have their PPP loans closed and funded. NSBF expects to close and fund the balance of its PPP loans by the end of the second quarter 2021. NSBF continues to shift resources and refocus its efforts on funding SBA 7(a) loans.

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
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents and restricted cash) which was approximately $88.1 million at March 31, 2021. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. As of March 31, 2021, cash deposits in excess of insured amounts totaled approximately $28.8 million.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures:

As of March 31, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of business, the Company and its wholly-owned portfolio companies may from time to time be party to lawsuits and claims. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit. The Company is not currently involved in any litigation matters that are expected to have a material impact on the Company’s financial condition. For legal proceedings involving controlled portfolio companies, refer to Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

As a result of a litigation brought by the Federal Trade Commission (the “FTC”) in October 2012, NMS voluntarily entered into, and is presently operating under, a permanent injunction with respect to certain of its business practices.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. In addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, the following are additional risk factors that we believe are relevant to our business.

Curtailment of the government-guaranteed loan programs could adversely affect our results of operations.

Although the program has been in existence since 1953, there can be no assurance that the federal government will maintain the SBA 7(a) loan program, or that it will continue to guarantee loans at current levels. Furthermore, in an effort to support our communities during the pandemic, we have been participating in the PPP under the CARES Act since the second quarter of 2020 whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit. If we cannot continue originating and selling government-guaranteed loans, we will generate fewer origination fees and our ability to generate gains on the sale of loans will decrease. From time-to-time, the government agencies that guarantee these loans reach their internal budgeted limits and cease to guarantee loans for a stated time period. In addition, these agencies may change their rules for extending loans. Also, Congress may adopt legislation that would have the effect of discontinuing or changing the SBA’s programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. If these changes occur, the volume of loans to SMBs and industrial borrowers of the types that now qualify for government-guaranteed loans could decline, as could the profitability of these loans.

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

Moreover, due to what has been described as a technical drafting error, the CARES Act and the PPP did not initially create separate authorization levels for the SBA 7(a) program and the PPP, which could have left the SBA 7(a) program temporarily unfunded. The error was corrected with the July 4, 2020 extension of the PPP; however, if the SBA 7(a) program were to become unfunded, NSBF will not be able to originate SBA 7(a) loans until such funding is restored.

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes, including the decommissioning of LIBOR.

LIBOR is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months USA LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates ("IBORs"). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee ("ARRC"), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms' transition planning, and the FCA will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we will still need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), the Company and NSBF are subject to additional credit risks and risks of litigation from NSBF’s customers or other parties regarding NSBF’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. After the $349 billion earmarked for the PPP was exhausted on or about April 16, 2020, Congress subsequently approved additional funding for the PPP of approximately $320 billion on April 24, 2020. The first round of the

PPP closed on August 8, 2020. Congress then enacted the Economic Aid Act on December 27, 2020, which provided funding for PPP loans through March 31, 2021 and subsequently enacted the PPP Extension Act of 2021, which further extended the PPP through May 31, 2021. On May 4, 2021, the SBA announced that PPP funding had been exhausted; however, borrowers with approved PPP loans (i.e., PPP loans with an assigned SBA loan number) may continue to have their PPP loans closed and funded by lenders. NSBF expects to continue to close and fund the balance of its PPP loans by the end of the second quarter of 2021. During the duration of the PPP through May 12, 2021, NSBF funded approximately 23,430 PPP loans totaling $1.8 billion.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with the DRIP. During the three months ended March 31, 2021 and 2020 we issued 5,500 and 17,800 shares of common stock, respectively, valued at $140,000 and $224,000, respectively to shareholders in connection with the DRIP.

We also issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with dividends on unvested restricted stock awards. During the three months ended March 31, 2021 and 2020 we issued an additional 3,700 and 2,600 shares, respectively, valued at $98,000 and $45,000, respectively, related to dividends on unvested restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Table of Contents
ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description
3.1
Amended and Restated Articles of Incorporation of Newtek (Incorporate by reference to Exhibit A to Newtek’s Pre-Effective Amendement No. 3 to its Registration Statement on Form N-2, No. 333-191499, filed November 3, 2014.)

3.2	Bylaws of Newtek (Incorporated by reference to Exhibit 2 to Newtek’s Registration Statement on Form N-14, No. 333-195998, filed September 24, 2014).

3.3*	Newtek Conventional Lending II, LLC Limited Liability Company Agreement, filed herewith.

31.1*	Certification by Principal Executive Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2*	Certification by Principal Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1**	Certification by Principal Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2**	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES CORP.

Date: May 13, 2021	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: May 13, 2021	By:	/S/ NICHOLAS LEGER
Nicholas Leger
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)