Form 10-K/A
period 2020-12-31
Newtek Business Services Corp.
filed 2021-06-08
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Newtek Business Services Corp., or together with its subsidiaries, where applicable, the Company, which may also be referred to as “we”, “us” or “our”, is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 29, 2021 (the “Form 10-K”),

The sole purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was originally filed with the Securities and Exchange Commission on March 29, 2021 (“the Original Filing”), is to include the following exhibit:

Exhibit
Number         Description
23.2    Consent of the Independent Registered Public Accounting Firm with respect to Newtek Merchant Solutions,             LLC

The auditor’s consent for Newtek Merchant Solutions, LLC was inadvertently omitted in the Original Filing. The sole purpose of this Amendment is to correct this inadvertent omission of the consent from the Original Filing.

This Amendment speaks as of the date of the Original Filing. Except as noted herein, the Amendment does not modify or update in any way disclosures made in the Original Filing (other than to include Exhibit 23.2 as described above), or reflect events that may have occurred subsequent to the Original Filing.

This Amendment contains only the exhibit to the Original Filing that is being corrected and new certifications pursuant to Sections 302 and 1350 of the Sarbanes-Oxley Act of 2002. Unaffected parts or exhibits of the Original Filing are not included herein. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time of the Original Filing.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(3)    Exhibits.
    The following exhibits are filed as part of this Amendment to the Annual Report on Form 10-K:

Number	Description

23.2	Consent of Independent Registered Public Accounting Firm with respect to Newtek Merchant Solutions, LLC and Subsidiaries filed herewith.

31.1	Certification by Principal Executive Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, furnished herewith.

31.2	Certification by Principal Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, furnished herewith.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES CORP.

Date: June 7, 2021	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: June 7, 2021	By:	/S/ NICHOLAS LEGER
Nicholas Leger
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)