Form 10-Q
period 2021-09-30
Newtek Business Services Corp.
filed 2021-11-12
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 11, 2021, there were 24,071,892 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to Newtek Business Services Corp. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2013-1 Trust	Newtek Small Business Loan Trust, Series 2013-1, terminated in October 2018
2016-1 Trust	Newtek Small Business Loan Trust, Series 2016-1
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1
2019-1 Trust	Newtek Small Business Loan Trust, Series 2019-1
2022 Notes	7.50% Notes due 2022, redeemed in August 2019
2023 Notes	6.25% Notes due 2023, redeemed in February 2021
2024 Notes	5.75% Notes due 2024
2025 Notes	6.85% Notes due 2025
2026 Notes	5.50% Notes due 2026
Amended 2019 ATM Distribution Agreement	First Amendment and Supplement to the Equity Distribution Agreement, dated as of February 28, 2020, by and among the Company and the placement agents
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
2017 ATM Equity Distribution Agreement	Second Amended and Restated Equity Distribution Agreement, dated August 31, 2018 by and among the Company and the placement agents
2019 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated July 10, 2019 by and among the Company and the placement agents
2020 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated June 25, 2020 by and among the Company and the placement agents
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
Code	Internal Revenue Code of 1986, as amended
DRIP	The Company's dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Equity Incentive Plan	The Company's 2015 Equity Incentive Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
LIBOR	London Interbank Offered Rate
NAV	Net Asset Value
NBL Capital One Facility	Revolving Credit and Security Agreement between NBL SPV1, LLC, a wholly-owned subsidiary of NBL, and Capital One
NBL Deutsche Bank Facility	Revolving Credit and Security Agreement between NBL SPV2, LLC, a wholly-owned subsidiary of NBL, and Deutsche Bank
NBNYC	National Bank of New York City
Related Party RLOC	Unsecured revolving line of credit agreement between NMS as lender and Newtek as borrower
PLP	Preferred Lender Program, as authorized by the SBA
PPP	Paycheck Protection Program
Related Party RLOC	Unsecured revolving line of credit agreement between NMS as lender and Newtek as borrower
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SBLC	Small Business Lending Company
SEC	U.S. Securities and Exchange Commission
SMB	Small-and-medium sized businesses

Sterling	Sterling National Bank
Sterling Receivable and Inventory Facility	Loan and Security Agreement between NBC and Sterling, as lender, to fund accounts receivable and inventory financing arrangements
Stock Purchase Agreement	Stock Purchase Agreement dated August 2, 2021, between the Company, NBNYC and certain NBNYC shareholders to acquire all of the issued and outstanding stock of NBNYC
Taxable Subsidiaries	Companies formed by Newtek which are taxed as corporations for income tax purposes
Trustee	U.S. Bank, National Association
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States

Portfolio Companies and Subsidiaries
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
NBL	Newtek Business Lending, LLC, a wholly-owned controlled portfolio company
NCL	Newtek Conventional Lending, LLC, a 50% owned portfolio company
Exponential	Exponential Business Development Co., Inc., a Taxable Subsidiary
NMS	Newtek Merchant Solutions, LLC (formerly Universal Processing Services of Wisconsin LLC), a wholly-owned controlled portfolio company
Premier	Premier Payments LLC, a former wholly-owned controlled portfolio company which merged into NMS at December 31, 2018
Mobil Money	Mobil Money, LLC, a wholly-owned controlled portfolio company
NTS	Newtek Technology Solutions, Inc., a wholly-owned controlled portfolio company
IPM	International Professional Marketing, Inc., a former wholly-owned controlled portfolio company which merged into NTS on July 1, 2021
SIDCO	SIDCO, LLC dba Cloud Nine Services, a wholly-owned controlled portfolio company
EWS	Excel WebSolutions, LLC, a wholly-owned controlled portfolio company
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a wholly-owned controlled portfolio company
SBL	Small Business Lending, LLC, a wholly-owned controlled portfolio company
BSP	ADR Partners, LLC dba banc-serv Partners, LLC, a former wholly-owned controlled portfolio company
NPS or PMT	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a wholly-owned controlled portfolio company
NIA	Newtek Insurance Agency, LLC, a wholly-owned controlled portfolio company
TAM	Titanium Asset Management LLC, a wholly-owned controlled portfolio company
EMCAP	EMCAP Loan Holdings, LLC
POS	POS on Cloud, LLC, dba Newtek Payment Systems, a controlled portfolio company

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (In Thousands, except for Per Share Data)
	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $416,652 and $420,400, respectively; includes $276,186 and $312,649, respectively, related to securitization trusts)	$406,581	$407,748
SBA guaranteed non-affiliate investments (cost of $32,646 and $16,964, respectively)	36,041	17,822
Controlled investments (cost of $160,495 and $138,891, respectively)	262,916	239,171
Non-control investments (cost of $6,400 and $6,447, respectively)	6,921	6,447
Total investments at fair value	712,459	671,188
Cash	20,193	2,073
Restricted cash	182,913	49,352
Broker receivable	60,950	52,730
Due from related parties	5,768	6,112
Servicing assets, at fair value	28,899	26,061
Right of use assets	7,611	6,933
Derivative instruments (Note 8)	304	—
Other assets	24,210	26,530
Total assets	$1,043,307	$840,979

LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$114,986	$86,339
Notes due 2023 (par: $0 and $57,500 as of September 30, 2021 and December 31, 2020, Note 7)	—	56,505
Notes due 2024 (par: $78,250 and $63,250 as of September 30, 2021 and December 31, 2020, Note 7)	76,993	61,774
Notes due 2025 (par: $15,000 and $5,000 as of September 30, 2021 and December 31, 2020, Note 7)	14,516	4,735
Notes due 2026 (par: $115,000 and $0 as of September 30, 2021 and December 31, 2020, Note 7)	111,948	—
Notes payable - Securitization trusts (par: $177,602 and $221,752 as of September 30, 2021 and December 31, 2020, Note 7)	174,876	218,339
Notes payable - related parties	—	24,090
Due to related parties	4,242	2,133
Lease liabilities	9,410	8,697
Deferred tax liabilities	13,526	11,406
Due to participants	146,637	17,885
Accounts payable, accrued expenses and other liabilities	10,153	9,723
Total liabilities	677,287	501,626

Commitment and contingencies (Note 9)
Net assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 22,559 and 21,970 issued and outstanding, respectively)	451	439
Additional paid-in capital	326,354	316,629
Accumulated undistributed earnings	39,215	22,285
Total net assets	366,020	339,353
Total liabilities and net assets	$1,043,307	$840,979
Net asset value per common share	$16.23	$15.45

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment income
From non-affiliate investments:
Interest income - PPP loans	$269	$3,085	$49,989	$37,742
Interest income - SBA 7(a) loans	7,131	5,871	19,328	19,382
Servicing income	2,819	2,875	8,346	8,367
Other income	1,446	240	3,829	1,449
Total investment income from non-affiliate investments	11,665	12,071	81,492	66,940
From non-control investments:
Interest income	126	107	374	107
Dividend income	23	31	70	71
Total investment income from non-control investments	149	138	444	178
From controlled investments:
Interest income	594	486	1,703	1,423
Dividend income	—	2,234	51	8,884
Total investment income from controlled investments	594	2,720	1,754	10,307
Total investment income	12,408	14,929	83,690	77,425
Expenses:
Salaries and benefits	2,351	3,669	12,727	10,856
Interest	5,177	3,939	15,217	13,727
Depreciation and amortization	72	93	236	312
Professional fees	1,418	651	3,465	2,822
Origination and loan processing	4,586	1,120	10,555	5,666
Origination and loan processing - related party	3,177	2,705	10,830	8,438
Change in fair value of contingent consideration liabilities	—	—	—	54
Loss on extinguishment of debt	—	—	955	—
Other general and administrative costs	2,322	1,082	5,663	4,415
Total expenses	19,103	13,259	59,648	46,290
Net investment income (loss)	(6,695)	1,670	24,042	31,135
Net realized and unrealized gains (losses):
Net realized gain (loss) on non-affiliate investments - SBA 7(a) loans	19,272	(722)	38,079	2,577
Net realized gain (loss) on derivative transactions	(268)	—	(268)	—
Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments	123	(111)	2,533	(494)
Net unrealized appreciation (depreciation) on SBA unguaranteed non-affiliate investments	998	132	2,583	(6,012)
Net unrealized appreciation (depreciation) on controlled investments	7,305	(285)	1,760	(11,156)
Change in deferred taxes	(2,843)	70	(2,120)	3,010
Net unrealized appreciation (depreciation) on non-control investments	(3)	—	521	—
Net unrealized depreciation on servicing assets	(1,616)	(1,207)	(3,322)	(1,299)
Net unrealized appreciation on derivative transactions	341	—	304	—
Net realized and unrealized gains (losses)	$23,309	$(2,123)	$40,070	$(13,374)
Net increase (decrease) in net assets resulting from operations	$16,614	$(453)	$64,112	$17,761
Net increase (decrease) in net assets resulting from operations per share	$0.74	$(0.02)	$2.85	$0.85

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Net investment income (loss) per share	$(0.30)	$0.08	$1.07	$1.49
Dividends and distributions declared per common share	$0.90	$0.58	$2.10	$1.58
Weighted average number of shares outstanding	22,541	21,192	22,468	20,942

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Increase in net assets:
Net investment income (loss)	$(6,695)	$1,670	$24,042	$31,135
Net realized gain on investments	19,004	(722)	37,811	2,577
Net unrealized (depreciation) appreciation on investments	4,305	(1,401)	2,259	(15,951)
Net (decrease) increase in net assets resulting from operations	16,614	(453)	64,112	17,761
Distributions to common stockholders	(20,159)	(12,338)	(46,971)	(33,128)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	264	465	618	689
Stock-based compensation expense	299	129	1,473	439
Purchase of vested stock for employee payroll tax withholding	—	—	(1,535)	(48)
Issuance of common stock, net of offering costs	—	9,142	8,970	16,452
Net increase in net assets from capital share transactions	563	9,736	9,526	17,532
Total increase (decrease) in net assets	(2,982)	(3,055)	26,667	2,165
Net assets at beginning of period	369,002	327,446	339,353	322,226
Net assets at end of period	$366,020	$324,391	$366,020	$324,391
Common shares outstanding at end of period	22,559	21,435	22,559	21,435
Capital share activity:
Shares issued under dividend reinvestment plan	10	26	22	44
Shares issued in connection with sales of common stock	—	500	430	860
Purchase of vested stock for employee payroll tax withholding	—	—	(56)	(3)
Restricted shares issued under Equity Incentive Plan, net of forfeitures	19	4	192	4
Net increase in capital activity	29	530	588	905

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net increase in net assets resulting from operations	$64,112	$17,761
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net unrealized (appreciation) depreciation on controlled investments	(1,760)	11,157
Net unrealized (appreciation) depreciation on non-affiliate investments	(5,637)	6,506
Net unrealized depreciation on servicing assets	3,322	1,299
Net unrealized appreciation on derivative transactions	(304)	—
Net realized gains on non-affiliate investments	(31,919)	(2,577)
Allowance for doubtful accounts	397	—
Change in fair value of contingent consideration liabilities	—	54
Loss on extinguishment of debt	955	—
Amortization of deferred financing costs	1,801	1,407
Deferred income taxes	2,120	(3,010)
Depreciation and amortization	236	312
Purchase of loans	(9,096)	(5,522)
Purchase of loans from affiliate	—	(15,296)
Funding of guaranteed non-affiliate SBA loans	(1,035,141)	(1,255,529)
Funding of unguaranteed non-affiliate SBA loans	(56,429)	(20,619)
Funding of controlled investments	(36,985)	(21,437)
Proceeds from sale of non-affiliate SBA loans	1,061,577	1,263,371
Principal received on SBA non-affiliate investments	57,419	43,857
Principal received from controlled investments	—	625
Principal received from non-control investments	48	17
Return of investment from controlled investments	15,000	16,221
Other, net	1,952	(36)
Changes in operating assets and liabilities:
Broker receivable	(8,220)	42,527
Due to/from related parties	2,056	(2,414)
Other assets	3,113	(1,191)
Due to participants	128,752	—
Accounts payable, accrued expenses and other liabilities	465	228
Capitalized servicing asset	(6,160)	(1,445)
Other, net	26	26
Net cash provided by operating activities	151,700	76,292
Cash flows from investing activities:
Purchase of fixed assets	—	(10)
Cash flows from financing activities:
Net repayments on bank notes payable	28,647	(4,817)
Proceeds from common shares sold, net of offering costs	8,969	16,451
Net repayments under related party line of credit	(24,090)	(613)
Proceeds from Notes due 2024	15,000	—
Proceeds from Notes due 2025	10,000	—
Proceeds from Notes due 2026	115,000	—
Redemption of Notes due 2023	(57,500)	—
Payments on Notes Payable - Securitization Trusts	(44,150)	(40,962)
Dividends paid	(46,353)	(32,439)

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Nine Months Ended September 30,
	2021	2020
Additions to deferred financing costs	(4,007)	(584)
Purchase of vested stock for employee payroll tax withholding	(1,535)	(48)
Net cash used in financing activities	(19)	(63,012)
Net increase in cash and restricted cash	151,681	13,270
Cash and restricted cash—beginning of period (Note 2)	51,425	33,207
Cash and restricted cash—end of period (Note 2)	$203,106	$46,477

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$1,654	$646
Issuance of common shares under dividend reinvestment plan	$618	$689

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Pegasus Automotive, Inc.	(#,^)	3981 Hylan Blvd., Staten Island, NY 10308	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	$1.5	$1.5	$1.5	—%
Bhailal Patel dba New Falls Motel	(#,^)	201 Lincoln Hwy., Fairless Hills, PA 19030	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	0.6	0.6	0.6	—%
Alyssa Corp dba Knights Inn	(#,^)	1105 Columbus Pkwy., Opelika, AL 36801	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	26.1	26.1	26.4	0.01%
Stillwell Ave Prep School	(#,^)	1990 Stillwell Ave., Brooklyn, NY 11214	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	6.9	6.9	7.0	—%
Naseeb Corporation	(#,^)	1696 North BRd. St., Meriden, CT 06450	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	11.8	11.8	12.0	—%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	(#,^)	386 Winsted Rd., Torrington, CT 06790	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	2.0	2.0	2.0	—%
Deesha Corporation, Inc. dba Best Inn & Suites	(#,^)	9225 Pkwy. East, Birmingham, AL 35206	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	13.1	13.1	13.5	—%
Track Side Collision & Tire, Inc.	(#,^)	98-16 160 Ave., Ozone Park, NY 11414	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	2.5	2.5	2.6	—%
Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	(#,^)	3118 Bayshore Ave., Brigantine, NJ 08203	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	21.1	21.1	20.8	0.01%
Auto Sales, Inc.	(#,^)	1925 State St., Hamden, CT 06417	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	2.5	2.5	2.5	—%
Min Hui Lin	(#,^)	1916 BRd. St., Lanett, AL 36863	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	11.6	11.6	12.3	—%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	(#,^)	745 Cheney Hwy., Ttitusville, FL 32780	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	11.3	11.3	11.8	—%
Whirlwind Car Wash, Inc.	(#)	1370 Le Anne Marie Circle, Columbus, OH 43026	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	10.9	10.9	11.4	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	(#)	1912 Manhattan Ave, Harvey, LA 70058	Repair and Maintenance	Term Loan	6%	8/26/2024	7.8	7.8	7.7	—%
Moonlight Multi Media Production, Inc.	(#,^)	2700 West Cypress Creek Rd., Fort Lauderdale, FL 33309	Other Information Services	Term Loan	5.3%	2/1/2025	0.5	0.5	0.5	—%
Mogas Limited	(#,^)	47 Chestnut St., Elmer, NJ 08318	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2030	48.1	48.1	52.2	0.01%
Head To Toe Personalized Pampering, Inc.	(#,^)	2331 North State Rd. 7, Lauderhill, FL 33313	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	6.8	6.8	7.4	—%
Dave Kris, and MDK Ram Corp.	(#,^)	15 Elm Park, Groveland, MA 01930	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	16.0	16.0	16.7	—%
Water Works Laundromat, LLC	(#)	968-970 Bergen St., Newark, NJ 07104	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	113.6	113.6	118.4	0.03%
1911 East Main Street Holdings, Corp	(#,^)	1911 East Main St., Endicott, NY 13760	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	9.0	9.0	9.9	—%
Connect Litigation Technology, Inc.	(#,^)	1101 Ivy Hill Rd., #4, Philadelphia, PA 19150	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2%	10/18/2025	14.2	14.2	14.6	—%
Bliss Coffee and Wine Bar, LLC	(#)	1402-A Handlir Dr., Bel Air, MD 21015	Food Services and Drinking Places	Term Loan	6%	11/30/2022	57.8	57.8	57.3	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

D & D's Divine Beauty School of Esther, LLC	(#,^)	5524 Germantown Ave, Philadelphia, PA 19144	Educational Services	Term Loan	6%	8/1/2031	39.1	39.1	37.6	0.01%
KMC RE, LLC & B&B Kennels	(#,^)	6004 City Park Rd., Austin, TX 78730	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2034	41.3	41.3	46.6	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 North Beach St., Haltom City, TX 76111	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	13.3	13.3	13.6	—%
Tanner Optical Inc. dba Murphy Eye Care	(#,^)	305 Shirley Ave., Douglas, GA 31533	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	65.6	65.6	74.0	0.02%
I-90 RV & Auto Supercenter	(#,^)	4505 South I-90 Service Rd., Rapid City, SD 57703	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/29/2035	54.8	54.8	61.9	0.02%
Newsome Trucking Inc and Kevin Newsome	(#,^)	2262 HWY 53W, Jasper, GA 30143	Truck Transportation	Term Loan	Prime plus 2.75%	9/2/2035	183.1	183.1	206.7	0.06%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	(#,^)	2320 2nd St., Albuquerque, NM 87107	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	36.9	36.9	41.7	0.01%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	(#,^)	2879 Limekiln Pike, Glenside, PA 19038	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	25.5	25.5	28.7	0.01%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	(#,^)	64-68 North Central Ave., Valley Stream, NY 11580	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	85.1	85.1	96.1	0.03%
Michael S. Korfe dba North Valley Auto Repair	(#,^)	7516 B 2nd St., NW, Albuquerque, NM 87107	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	11.7	11.7	13.2	—%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	(#,^)	2267 Fernberg Trail, Ely, MN 55731	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	109.0	109.0	123.0	0.03%
Profile Performance, Inc. and Eidak Real Estate, L.L.C.	(#,^)	44600 Michigan Ave., Canton, MI 48188	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	96.6	96.6	109.0	0.03%
Lavertue Properties LLP dba Lavertue Properties	(#,^)	24 Wakefield St., Rochester, NH 13867	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	34.3	34.3	38.7	0.01%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave. Route 53, Lisle, IL 60532	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	267.8	267.8	302.4	0.08%
LaHoBa, LLC d/b/a Papa John's	(#,^)	3001 Pontchartrain Dr., Slidell, LA 70458	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	59.2	59.2	66.9	0.02%
Valiev Ballet Academy, Inc	(#,^)	635 - 637 Londonderry Lane, Denton, TX 76205	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	32.6	32.6	36.8	0.01%
Michael S. Decker & Janet Decker dba The Hen House Cafe	(#)	401 Caribou St., Simla, CO 80835	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	12.6	12.6	14.2	—%
39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	(#,^)	39581 Garfield Rd., Clinton Township, MI 48038	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	20.5	20.5	23.1	0.01%
39581 Garfield, LLC and Tri County Neurological Associates, P.C.	(#,^)	39581 Garfield Rd., Clinton Township, MI 48038	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	60.2	60.2	68.0	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

K9 Bytes, Inc & Epazz, Inc dba K9 Bytes, Inc	(#)	325 N. Milwaukee Ave, Suite G1, Wheeling, IL 60090	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/26/2021	4.6	4.6	—	—%
K's Salon, LLC d/b/a K's Salon	(#,^)	162 West 84th St., New York, NY 10024	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2021	2.5	2.5	2.5	—%
J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	(#,^)	2900 South 20th St., Philadelphia, PA 19145	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	132.6	132.6	149.7	0.04%
ATI Jet, Inc.	(#)	7007 Boeing Dr., El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	261.4	261.4	274.7	0.08%
Shweiki Media, Inc. dba Study Breaks Magazine	(#,^)	4954 Space Center Dr., San Antonio, TX 78218	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	622.1	622.1	655.3	0.18%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	(#,^)	6187 NW 167th St. Unit H3, Miami, FL 33015	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	55.0	55.0	58.5	0.02%
Access Staffing, LLC	(#,^)	360 Lexington Ave., 8th Floor, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	15.8	15.8	15.9	—%
Tanner Optical, Inc. dba Murphy Eye Care	(#,^)	305 Shirley Ave., Douglas, GA 31533	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/27/2022	0.1	0.1	0.1	—%
Tracey Vita-Morris dba Tracey Vita's School of Dance	(#,^)	4181 9th Ave. West, Bradenton, FL 34025	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	2.0	2.0	2.1	—%
Graphish Studio, Inc. and Scott Fishoff	(#,^)	231 Main St., Stanford, CT 06901	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	2.0	2.0	2.0	—%
KIND-ER-ZZ Inc dba Kidville	(#,^)	30 Maple St., Summit, NJ 07901	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	5.0	5.0	5.1	—%
Central Tire, Inc. dba Cooper Tire & Auto Services	(#,^)	1111 S Tillotson Ave., Muncie, IN 47304	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	229.5	229.5	259.1	0.07%
Suncoast Aluminum Furniture, Inc	(#,^)	6291 Thomas Rd., Fort Myers, FL 33912	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	289.1	289.1	326.4	0.09%
AJK Enterprise LLC dba AJK Enterprise LLC	(#)	1901 Naylor Rd., SE, Washington, DC 20020	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	1.8	1.8	1.8	—%
O'Rourkes Diner LLC dba O'Rourke's Diner	(#,^)	728 Main St., Middletown, CT 06457	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	53.2	53.2	60.1	0.02%
Reidville Hydraulics Mfg Inc dba Summit	(#,^)	175 Industrial Lane, Torrington, CT 06790	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	212.1	212.1	239.5	0.07%
Hi-Def Imaging, Inc. dba SpeedPro Imaging	(#,^)	3580 Progress Dr., Unit Q, Bensalem, PA 19020	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	3.5	3.5	3.5	—%
St Judes Physical Therapy P.C.	(#,^)	7712 Fourth Ave, Brooklyn, NY 11209	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	3.2	3.2	3.3	—%
R & J Petroleum LLC (EPC) Manar USA, Inc. (OC)	(#,^)	305 Quincy Shore Dr., Quincy, MA 02107	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	145.5	145.5	164.3	0.04%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	(#,^)	1345 Wampanoag Trail, East Providence, RI 02915	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	77.8	77.8	87.9	0.02%
DRV Enterprise, Inc. dba Cici's Pizza # 339	(#,^)	5771 East Fowler Ave, Temple Terrace, FL 33617	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	9.4	9.4	9.6	—%
D&L Rescources, Inc. dba The UPS Store	(#,^)	8958 W State Rd. # 84, Davie, FL 33324	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/27/2022	1.5	1.5	1.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Richmond Hill Mini Market, LLC	(#,^)	101 Richmond Hill Ave., Stamford, CT 06902	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	149.6	149.6	168.9	0.05%
Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	(#,^)	38 Carmen Lane, Monroe, CT 06468	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	185.0	185.0	208.9	0.06%
Polpo Realty LLC (EPC) & Polpo Restaurant LLC (OC) dba Polpo Restauran	(#,^)	554 Old Post Rd. #3, Greenwich, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	431.0	431.0	486.6	0.13%
Macho LLC (EPC) Madelaine Chocolate Novelties Inc(OC) dba The Madelai	(#,^)	96-03 Beach Channel Dr., Rockaway Beach, NY 11693	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	407.7	407.7	460.3	0.13%
Sherill Universal City dba Golden Corral LP	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	372.8	372.8	420.9	0.11%
Retain Loyalty LLC	(#,^)	1250 Sanders Ave. SW, Massillon, OH 44647	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	93.6	93.6	105.7	0.03%
Osceola River Mill, LLC(EPC) Ironman Machine, Inc.(OC)	(#,^)	27 Hungerford St., Pittsfield, MA 01201	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	70.3	70.3	79.4	0.02%
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	(#,^)	51 Donnelley Rd., Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	93.3	93.3	94.6	0.03%
Truth Technologies Inc dba Truth Technologies Inc.	(#,^)	2341 Cheshire Lane, Naples, FL 34109	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2023	17.1	17.1	17.3	—%
Michael A.and HeatherR. Welsch dba Art & FrameEtc.	(#,^)	2819 West T C Jester Blvd., Houston, TX 77018	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	55.2	55.2	62.3	0.02%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	(#,^)	3937 Sherman Ave., Saint Joseph, MO 64506	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	455.5	455.5	514.3	0.14%
A & M Commerce, Inc. dba Cranberry Sunoco	(#,^)	398 Baltimore Blvd, Westminster, MD 21157	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	265.9	265.9	300.3	0.08%
1258 Hartford TPKE, LLC (EPC) and Phelps and Sons, Inc (OC)	(#,^)	1258 Hartford Turnpike, Vernon, CT 06066	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	102.0	102.0	115.1	0.03%
Peanut Butter & Co., Inc.	(#,^)	250 West 54th St., New York, NY 10019	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	20.7	20.7	21.0	0.01%
Ryan D. Thornton and Thornton & Associates LLC	(#,^)	800 Bethel St., Suite 200, Honolulu, HI 96813	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	10.4	10.4	10.5	—%
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD and	(#,^)	4640 Monticello Ave., Suite 8A, Williamsburg, VA 23188	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	13.6	13.6	13.8	—%
(EPC) Absolute Desire LLC and Mark H. Szierer (OC) Sophisticated Smile	(#,^)	85 Reaville Ave., Flemington, NJ 08822	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	155.0	155.0	175.0	0.05%
Elite Structures Inc	(#,^)	401 Old Quitman Rd., Adel, GA 31620	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	698.5	698.5	788.6	0.22%
KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	(#,^)	24 Elm St., Montpelier, VT 05602	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	78.7	78.7	79.9	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	(#,^)	200 North Branford Rd., Branford, CT 06405	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	501.6	501.6	534.2	0.15%
2161 Highway 6 Trail, LLC, (EPC) R. H. Hummer JR., Inc. (Co-Borrower)	(#,^)	2141 P Ave., Williamsburg, IA 52361	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	303.3	303.3	317.1	0.09%
Maxiflex LLC	(#,^)	512 Verret St., New Orleans, LA 70114	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	10.2	10.2	10.4	—%
GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	(#,^)	411 Sharp St., Millville, NJ 08332	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	80.3	80.3	90.7	0.02%
Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	(#,^)	1 Poppy Ave., Neptune, NJ 07753	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	12.9	12.9	13.1	—%
Tri County Heating and Cooling Inc.	(#,^)	509 East Park St., Livingston, MT 59047	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	21.9	21.9	22.3	0.01%
Angkor Restaurant Inc	(#,^)	10 Traverse St., Providence, RI 02903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	77.0	77.0	86.9	0.02%
Harbor Ventilation Inc and Estes Investment, LLC	(#,^)	509 East Park St., Livingston, MT 59047	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	2.0	2.0	2.2	—%
Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	(#,^)	38 Carmen Lane, Monroe, CT 06468	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	2.8	2.8	2.9	—%
Caribbean Concepts, Inc. dba Quick Bleach	(#,^)	120 East 56th St., St.#730, New York, NY 10022	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	5.6	5.6	5.7	—%
JSIL LLC dba Blackstones Hairdressing	(#,^)	19 East 7th St., New York, NY 10003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/16/2023	4.8	4.8	4.9	—%
Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	(#,^)	15150 Evans St., Gulfport, MS 39503	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	10.8	10.8	11.0	—%
Schmaltz Holdings, LLC (EPC) and Schmaltz Operations, LLC dba Companio	(#,^)	3408 Castle Rock Farm Rd., Pittsboro, NC 27312	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	185.4	185.4	209.4	0.06%
Prospect Kids Academy Inc	(#,^)	532 St Johns Place, Brooklyn, NY 11238	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	103.4	103.4	116.7	0.03%
The Berlerro Group, LLC dba Sky Zone	(#,^)	111 Rodeo Dr., Edgewood, NY 11717	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	154.1	154.1	156.8	0.04%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd., Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	32.1	32.1	34.3	0.01%
Grafio Inc dba Omega Learning Center-Acworth	(#,^)	5330 Brookstone Dr., Suite 320, Acworth, GA 30101	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	43.0	43.0	43.8	0.01%
Maynard Enterprises Inc dba Fastsigns of Texarkana	(#,^)	3735 Mall Dr., Texarkana, TX 75501	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	4.2	4.2	4.3	—%
Faith Memorial Chapel LLC	(#,^)	600 9th Ave. North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	223.0	223.0	251.8	0.07%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	(#,^)	11585 Jones Bridge Rd., Suite 4G, Johns Creek, GA 30022	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	12.1	12.1	12.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 60636	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	76.2	76.2	86.0	0.02%
Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Ho	(#,^)	17 Pearl St., Mystic, CT 06355	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	83.2	83.2	93.9	0.03%
Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	(#,^)	12150 Annapolis Rd., Suite 301, Glenn Dale, MD 20769	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	278.8	278.8	314.8	0.09%
Cencon Properties LLC and Central Connecticut Warehousing Company, In	(#,^)	37 Commons Court, Waterbury, CT 06704	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	287.1	287.1	324.2	0.09%
Lenoir Business Partners LLC (EPC) LP Industries, Inc dba Childforms	(#,^)	2040 Norwood, Lenoir, NC 28645	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	254.0	254.0	286.8	0.08%
LP Industries, Inc dba Childforms	(#,^)	110 Charleston Dr., Suite 105-107, Morresville, NC 28117	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	103.5	103.5	116.9	0.03%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	(#,^)	77 Mill Rd., Freeport, NY 11520	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	122.6	122.6	138.4	0.04%
Greenbrier Technical Services, Inc	(#,^)	407 E. Edgar Ave., Ronceverte, WV 24970	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	33.5	33.5	34.2	0.01%
Mid-Land Sheet Metal Inc	(#,^)	125 E Fesler St., Santa Maria, CA 93454	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	115.5	115.5	130.4	0.04%
Master CNC Inc & Master Properties LLC	(#,^)	11825 29 Mile Rd., Washington, MI 48095	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	499.0	499.0	563.4	0.15%
1 North Restaurant Corp dba 1 North Steakhouse	(#,^)	322 W. Montauk Hwy, Hampton Bays, NY 11946	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	175.5	175.5	198.1	0.05%
Janice B. McShan and The Metropolitan Day School, LLC	(#,^)	2817 Lomb Ave., Birmingham, AL 35208	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	11.7	11.7	11.9	—%
Polpo Realty, LLC(EPC) Polpo Restaurant, LLC (OC)	(#,^)	554 Old Post Rd. #3, Greenwich, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	53.5	53.5	60.4	0.02%
Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	(#,^)	3039-3043 Hedley, Springfield, IL 62704	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	12.6	12.6	12.9	—%
AcuCall LLC	(#,^)	824 U.S Hwy. 1, Suite 335, North Palm Beach, FL 33408	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	4.6	4.6	4.7	—%
BVIP Limousine Service LTD	(#,^)	887 W Liberty, Medina, OH 44256	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	64.1	64.1	72.3	0.02%
Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	(#,^)	1455 S Richland Creek Rd, Sugar HIll, GA 30518	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	86.7	86.7	97.9	0.03%
DKB Transport Corp	(#,^)	555 Water Works Rd., Old Bridge, NJ 08857	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	116.5	116.5	131.5	0.04%
920 CHR Realty LLC (EPC) V. Garofalo Carting Inc (OC)	(#,^)	920 Crooked Hill, Brentwood, NY 11717	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	350.9	350.9	396.1	0.11%
TAK Properties LLC and Kinderland Inc	(#,^)	1157 Commerce Ave., Longview, WA 98632	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2038	340.0	340.0	383.8	0.10%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Kurtis Sniezek dba Wolfe's Foreign Auto	(#,^)	712 5th St., New Brighton, PA 15066	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	74.6	74.6	84.2	0.02%
KK International Trading Corporation	(#,^)	219 Lafayette Dr., Syosset, NY 11791	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	115.3	115.3	123.4	0.03%
Amboy Woodbridge Realty LLC and United Premium Foods LLC	(#)	One Amboy Ave., Woodbridge, NJ 07095	Food Manufacturing	Term Loan	7%	6/14/2024	1,813.7	1,813.7	1,787.4	0.49%
Nutmeg North Associates LLC (OC) Steeltech Building Products Inc	(#,^)	636 Nutmeg Rd. North, South Windsor, CT 06074	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	769.0	769.0	868.2	0.24%
Icore Enterprises Inc dba Air Flow Filters Inc	(#,^)	151 W 24th St, Hialeah, FL 33010	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	6.5	6.5	6.7	—%
Sarah Sibadan dba Sibadan Agency	(#,^)	102-05 101st Ave., Ozone Park, NY 11416	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	108.9	108.9	123.0	0.03%
986 Dixwell Avenue Holding Company, LLC(EPC) and Mughali Foods, LLC db	(#,^)	986 Dixwell Ave., Hamden, CT 06510	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	84.0	84.0	94.9	0.03%
JWB Industries, Inc. dba Carteret Die Casting	(#,^)	74 Veronica Ave, Somerset, NJ 08875	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	86.5	86.5	88.5	0.02%
96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	(#,^)	96 Mill St., Berlin, CT 06037	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	118.9	118.9	134.3	0.04%
Faith Memorial Chapel LLC	(#,^)	600 9th Ave. North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	180.8	180.8	204.2	0.06%
952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	(#,^)	952 Boston Post Rd., Milford, CT 06460	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	174.7	174.7	197.2	0.05%
R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	(#,^)	3111 and 3135 Delsea Dr., Franklinville, NJ 08322	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	352.6	352.6	398.0	0.11%
Summit Beverage Group LLC	(#,^)	211 Washington Ave, Marion, VA 24354	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	108.4	108.4	110.9	0.03%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	(#)	636 South Center St., New Washington, OH 44854	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	67.6	67.6	76.3	0.02%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	(#,^)	63 S Wyoming Ave, Edwardsville, PA 18704	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	93.7	93.7	105.8	0.03%
Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	(#,^)	16701 E. Iliff Ave., Aurora, CO 80013	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	380.1	380.1	429.1	0.12%
Kemmer, LLC (EPC) and Pitts Package Store, Inc.(OC)	(#,^)	201 S. Main St., Salem, IN 47167	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	99.6	99.6	112.4	0.03%
1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	(#,^)	1899 State Route 35, South Amboy, NJ 08879	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	95.1	95.1	107.4	0.03%
Wilshire Media Systems Inc	(#,^)	2649 Townsgate Rd. Suite 500, Westlake Village, CA 91361	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	60.0	60.0	61.4	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Island Wide Realty LLC and Long Island Partners, Inc. dba Realty Execu	(#,^)	201-203-205 West Merrick Rd., Valley Stream, NY 11580	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	88.0	88.0	99.3	0.03%
Gerami Realty, LC (EPC) Sherrill Universal City Corral, LP dba Golden	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	46.3	46.3	48.8	0.01%
AS Boyals LLC dba Towne Liquors	(#,^)	117 South BRd. St., Woodbury City, NJ 08096	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	92.4	92.4	104.3	0.03%
The River Beas LLC and Punam Singh	(#,^)	11704 Centurion Way, Potomac, MD 20854	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	76.8	76.8	86.7	0.02%
Jonesboro Health Food Center LLC	(#,^)	1321 Stone St., Jonesboro, AR 72401	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	21.4	21.4	21.9	0.01%
Pocono Coated Products, LLC	(#,^)	100 Sweetree St., Cherryville, NC 28021	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	7.6	7.6	7.8	—%
Long Island Barber Institute Inc	(#,^)	266 Greenwich St., Hempstead, NY 11550	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	47.3	47.3	53.4	0.01%
Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	(#,^)	15637 St Clair Ave, Cleveland, OH 44110	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	5.8	5.8	5.9	—%
Sico & Walsh Insurance Agency Inc and The AMS Trust	(#)	106 Concord Ave., Belmont, MA 02478	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	78.9	78.9	89.1	0.02%
Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Val	(#,^)	1313 West Park St. #1, Livingston, MT 59047	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	199.1	199.1	224.8	0.06%
Nikobella Properties LLC and JPO Inc dba Village Car Wash	(#)	1372 South US Route 12, Fox Lake, IL 60020	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	434.8	434.8	490.9	0.13%
AMG Holding, LLC and Stetson Automotive, Inc	(#,^)	309 Route 9, Waretown, NJ 08758	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	175.4	175.4	198.0	0.05%
iFood, Inc. dba Steak N Shake	(#,^)	2840 E Millbrook Rd, Raleigh, NC 27604	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2039	541.9	541.9	611.8	0.17%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Rd. Extension, Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	746.5	746.5	842.8	0.23%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave. Route 53, Lisle, IL 60532	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	34.4	34.4	35.4	0.01%
Miss Cranston Diner II, LLC and Miss Cranston II Realty LLC	(#,^)	15 Stonebridge, Cranston, RI 02921	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2039	61.4	61.4	69.4	0.02%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Rd. Extension, Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	128.1	128.1	144.6	0.04%
575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	(#,^)	575 Columbus Ave., New Haven, CT 06519	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	17.4	17.4	19.7	0.01%
iFood, Inc. dba Steak N Shake	(#,^)	5900 Duraleigh Rd., Raleigh, NC 27612	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2024	148.5	148.5	152.5	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Almost Home Property LLC and Almost Home Daycare LLC	(#,^)	35 Copps Hill Rd., Ridgefield, CT 06877	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	560.9	560.9	633.3	0.17%
Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	(#,^)	10463 Hamer Rd, Georgetown, OH 45121	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	118.6	118.6	111.8	0.03%
Katie Senior Care LLC dba Home Instead Senior Care	(#,^)	222E Eufaula St Ste 220, Norman, OK 73069	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	39.1	39.1	40.1	0.01%
Alpha Preparatory Academy LLC	(#,^)	4462 Mink Livsey Rd., Snellville, GA 30039	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	125.0	125.0	141.2	0.04%
Atlas Auto Body Inc dba Atlas Auto Sales	(#,^)	20 Providence St., West Warwick, RI 02893	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	44.2	44.2	49.9	0.01%
B&P Diners LLC dba Engine House Restaurant	(#,^)	71 Lafayette St.,, Salem, MA 01970	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	30.1	30.1	30.9	0.01%
Indy East Smiles Youth Dentistry LLC dba Prime Smile East	(#,^)	5430 E. Washington St., Indianapolis, IN 46219	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2024	237.2	237.2	243.5	0.07%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 N Beach St., Fort Worth, TX 76111	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	114.9	114.9	118.0	0.03%
Tavern Properties LLC and Wildwood Tavern LLC	(#,^)	6480 West Touhy Ave., Niles, IL 60714	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	368.3	368.3	415.8	0.11%
Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	(#,^)	3390 W. Andrew Johnson Hwy, Greeneville, TN 37743	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	125.1	125.1	141.2	0.04%
Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	(#,^)	308 Kennedy St. NW, Washington, DC 20011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	7.8	7.8	8.1	—%
Gordon E Rogers dba Stonehouse Motor Inn	(#,^)	162 Danielson Pike, Foster, RI 02825	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	49.4	49.4	55.8	0.02%
Roccos LLC and Sullo Pantalone Inc dba Rocco's	(#,^)	79 Beach Rd. Units B13 and B14, Vineyard Haven, MA 02568	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	219.9	219.9	248.2	0.07%
Sumad LLC dba BrightStar Care of Encinitas	(#,^)	680 Fletcher Pkwy, Suite 206, El Cajon, CA 92020	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	20.5	20.5	21.1	0.01%
Michael Rey Jr. and Lynn J. Williams (EPC) and GIG Petcare dba Hickory	(#,^)	900 Alpine Rd., Bridgeville, PA 15017	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	105.6	105.6	119.3	0.03%
Doctors Express Management of Central Texas LLC	(#,^)	3614 SW HK Dodgen Loop, Ste F, Temple, TX 76504	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	2.5	2.5	2.6	—%
DNT Storage and Properties LLC	(#,^)	38 Old National Pike, West Alexander, PA 15376	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	87.7	87.7	99.0	0.03%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd., Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	70.8	70.8	72.9	0.02%
Heartland American Properties LLC and Skaggs RV Outlet LLC	(#,^)	301 Commerce Dr., Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	412.4	412.4	465.5	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

DC Real LLC and DC Enterprises LTD dba Lakeview True Value	(#,^)	318 North F St., Lakeview, OR 97630	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	103.6	103.6	117.0	0.03%
Legacy Estate Planning Inc dba American Casket Enterprises	(#,^)	2176 Route 119 North, Greensburg, PA 15601	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	16.6	16.6	17.1	—%
Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	(#,^)	988 Hemlock St., Cannon Beach, OR 97110	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	102.4	102.4	115.6	0.03%
Kemmer LLC and Apples Tree Top Liquors LLC	(#)	1300 S Jackson St., Salem, IN 47167	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	120.0	120.0	135.5	0.04%
B & W Towing, LLC and Boychucks Fuel LLC	(#,^)	701 Addison Rd., Painted Post, NY 14870	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	137.7	137.7	155.4	0.04%
Will Zac Management LLC dba Papa John's	(#)	2410 West Jefferson St., Suite B, Joliet, IL 60435	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	43.4	43.4	42.6	0.01%
The Jewelers Inc. dba The Jewelers of Las Vegas	(#,^)	2400 Western Ave., Las Vegas, NV 89102	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	501.6	501.6	516.1	0.14%
B.S. Ventures LLC dba Dink's Market	(#,^)	48649 Hwy. 58, Oakridge, OR 97463	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	46.5	46.5	52.6	0.01%
MM and M Management Inc dba Pizza Artista	(#,^)	5409 Johnston St., Lafayette, LA 70503	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/19/2025	20.3	20.3	21.0	0.01%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette Music Ha	(#,^)	550 South Rosemary Ave. Suite 236, West Palm Beach, FL 33401	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/22/2024	76.0	76.0	78.2	0.02%
The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	(#,^)	114-115 Medical Center Ave., Sebring, FL 33870	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	473.3	473.3	534.4	0.15%
Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	(#,^)	1700 W 4th St., Dequincy, LA 70633	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	433.1	433.1	488.9	0.13%
Bowlerama Inc	(#,^)	3031 New Castle Ave, New Castle, DE 19720	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,072.3	1,072.3	1,210.6	0.33%
First Prevention and Dialysis Center, LLC	(#)	17940 NW 27th Ave., Miami Gardens, FL 33056	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	111.9	111.9	115.6	0.03%
Grand Blanc Lanes, Inc. and H, H and H, LLC	(#,^)	5301 S Saginaw Rd, Flint, MI 48507	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	115.2	115.2	130.0	0.04%
Palmabak Inc dba Mami Nora's	(#,^)	4614 Capital Blvd, Raleigh, NC 27604	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/22/2025	0.4	0.4	0.4	—%
Dean 1021 LLC dba Pure Pita	(#,^)	106 Central Ave., Westfield, NJ 07090	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/29/2025	37.1	37.1	38.4	0.01%
Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 60636	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	54.1	54.1	61.1	0.02%
Pace Motor Lines, Inc.	(#,^)	1425 Honeyspot Rd. Extension, Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	27.7	27.7	28.6	0.01%
Kingseal LLC dba Desoto Health and Rehab Center	(#,^)	475 Nursing Home Dr., Arcadia, FL 34266	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,112.5	1,112.5	1,256.1	0.34%
Luigi's on Main LLC and Luigi's Main Street Pizza Inc	(#,^)	491 Montauk Hwy., Eastport, NY 11941	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	4.9	4.9	5.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Royal Crest Motors LLC	(#,^)	769 Amesbury Rd, Haverhill, MA 01830	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	79.6	79.6	89.8	0.02%
MMS Realty, LLC and Molecular MS Diagnostics LLC	(#,^)	1224 Greenwich Ave., Warwick, RI 02886	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	137.7	137.7	155.5	0.04%
R & R Security and Investigations Inc dba Pardners Lake Buchanan	(#,^)	15615 State Route 29, Buchanan Dam, TX 78609	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	74.4	74.4	84.0	0.02%
Shelton Incorporated dba Mrs. Winners	(#,^)	4509 N. Henry Blvd., Stockbridge, GA 30281	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	98.1	98.1	110.8	0.03%
Jaymie Hazard dba Indigo Hair Studio and Day Spa	(#,^)	2016 Warwick Ave., Warwick, RI 02889	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	37.6	37.6	42.5	0.01%
Loriet LLC	(#,^)	5001 Vivienda Way, Sarasota, FL 34235	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	5.2	5.2	5.3	—%
Zero-In Media Inc	(#,^)	1123 BRd.way Suite 704, New York, NY 10010	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	9.7	9.7	10.0	—%
Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	(#,^)	800 James Ave., Scranton, PA 18510	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	47.1	47.1	53.2	0.01%
Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes and Trac	(#,^)	40 Buzzard Ridge Rd., Sequim, WA 98382	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	263.3	263.3	297.2	0.08%
Shorr Enterprises Inc dba New Design Furniture Manufacturers	(#,^)	3033 NW 28 St., Lauderdale Lakes, FL 33311	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	46.1	46.1	47.6	0.01%
Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	(#,^)	5600 N. River Rd. #925, Rosemont, IL 60018	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	535.2	535.2	552.0	0.15%
Shellhorn and Hill Inc dba Total Fleet Service	(#,^)	501 South Market St, Wilmington, DE 19801	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	678.4	678.4	765.9	0.21%
Copper Beech Financial Group LLC	(#,^)	1223 North Church St., Moorestown, NJ 08057	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	54.0	54.0	55.8	0.02%
Faramarz Nikourazm dba Car Clinic Center	(#,^)	10707 Shady Trail, Dallas, TX 75220	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	64.3	64.3	72.6	0.02%
Sound Coaching Inc	(#,^)	4749 Main St. Suite 3, Bridgeport, CT 06606	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	4/14/2025	19.6	19.6	20.2	0.01%
Diamond Solutions LLC	(#,^)	7655 E Gelding Dr., Suite B2, Scottsdale, AZ 85260	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	8.6	8.6	8.8	—%
Cares Inc dba Dumpling Grounds Day Care Center	(#,^)	4508 Blakiston St., Philadelphia, PA 19136	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	71.0	71.0	80.2	0.02%
Matthew Taylor and Landon Farm LLC	(#,^)	6103 N Church St, Greensboro, NC 27455	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	88.1	88.1	99.5	0.03%
South Park Properties LLC and Midlothian Hardware LLC	(#,^)	4751 147th St., Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	41.9	41.9	47.3	0.01%
15 McArdle LLC and No Other Impressions Inc	(#,^)	15 McArdle St., Rochester, NY 14611	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	161.5	161.5	182.3	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	(#,^)	2188 Brunswyck Rd., Wallkill, NY 12589	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	152.7	152.7	172.4	0.05%
Villela CPA PL	(#,^)	777 Brickell Ave, Suite 500, Miami, FL 33131	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	4.1	4.1	4.2	—%
XCESSIVE THROTTLE, INC dba Jake's Roadhouse	(#,^)	5980 Lamar St., Arvada, CO 80003	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	3.7	3.7	3.8	—%
DTM Parts Supply Inc.	(#)	31 Sageman St, Mount Vernon, NY 10550	Merchant Wholesalers, Durable Goods	Term Loan	7%	6/2/2025	36.1	36.1	35.3	0.01%
Medworxs LLC	(#,^)	10901 W. Toller Dr., Littleton, CO 80127	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	57.4	57.4	59.1	0.02%
Video Vault & Tanning LLC and Mosaic Salon LLC	(#)	W7003 Parkview Dr, Suite A & B, Greenville, WI 54942	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/4/2040	59.9	59.9	67.6	0.02%
ViAr Visual Communications, Inc. dba Fastsigns 281701	(#,^)	4721 University Way NE, Seattle, WA 98105	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	28.5	28.5	29.3	0.01%
Eldredge Tavern LLC dba Gonyea's Tavern	(#,^)	150 Main St., Pascoag, RI 02859	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	49.4	49.4	55.8	0.02%
Mirage Plastering Inc and Mpire LLC and Mpire II LLC	(#,^)	1802 W Grant Rd. Suite 114, Tucson, AZ 85745	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	121.9	121.9	137.7	0.04%
AM PM Properties, LLC and AM PM Willington, LLC	(#,^)	1308 Stafford Rd., Storrs Mansfield, CT 06268	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	76.3	76.3	86.1	0.02%
Inverted Healthcare Staffing of Florida LLC dba Interim Healthcare Tra	(#,^)	111 N Pompano Beach Blvd., Pompano Beach, FL 33062	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	21.4	21.4	22.0	0.01%
KRN Logistics, LLC and Newsome Trucking, Inc	(#)	2262 Hwy 53 W, Jasper, GA 30143	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	186.0	186.0	192.2	0.05%
Real Help LLC dba Real Help Decorative Concrete	(#,^)	2221 BRd.way St., Buffalo, NY 14212	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	24.4	24.4	25.2	0.01%
RJI Services, Inc.	(#,^)	353 E Angeleno Suite G, Burbank, CA 91502	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	10.3	10.3	10.6	—%
Evinger PA One, Inc. dba Postal Annex, Falcon	(#,^)	7661 McLaughlin Rd., Falcon, CO 80831	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	10.3	10.3	10.7	—%
Ohs Auto Body, Inc. dba Ohs Body Shop	(#,^)	3560 Hwy. 93 South, Kalispell, MT 59901	Repair and Maintenance	Term Loan	7.22%	6/25/2040	1,077.1	1,077.1	1,012.3	0.28%
Wolf Enviro Interests, LLC and Enviromax Services Inc	(#,^)	18002 Mueschke Rd., Cypress, TX 77433	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	216.6	216.6	244.5	0.07%
SofRep, Inc dba Force 12 Media	(#,^)	930 Tahoe Blvd Suite 802-543, Incline Village, NV 89451	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	35.7	35.7	36.7	0.01%
TJU-DGT Inc dba The Lorenz Cafe	(#,^)	714-718 Lorenz Ave, Pittsburgh, PA 15220	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	13.8	13.8	14.8	—%
Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	(#,^)	13886 Campo Rd., Jamul, CA 91935	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	333.9	333.9	377.0	0.10%
E & G Enterprises LLC dba Comfort Keepers	(#,^)	220 Middle St., Franklin, VA 23851	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	10.3	10.3	10.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

CEM Autobody LLC dba Dawn's Autobody	(#,^)	7 Division St, Keyport, NJ 07735	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	119.1	119.1	134.5	0.04%
Summit Beverage Group LLC	(#,^)	211 Washington Ave., Marion, VA 24354	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	206.3	206.3	223.0	0.06%
Thrifty Market, Inc. dba Thrifty Foods	(#,^)	702 10th St, Wheatland, WY 82201	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	197.3	197.3	213.1	0.06%
Jonathan E Nichols and Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Dr., Memphis, TN 38134	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	34.5	34.5	35.7	0.01%
Union 2 LLC dba The Standard	(#,^)	1520 BRd.way, Fort Myers, FL 33901	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/10/2025	53.2	53.2	55.0	0.02%
Murrayville Donuts, Inc dba Dunkin' Donuts	(#,^)	2304 N College Rd, Wilmington, NC 28405	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2040	322.5	322.5	364.1	0.10%
Free Ion Advisors LLC	(#,^)	322 Evandale Rd., Scarsdale, NY 10583	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	30.1	30.1	31.0	0.01%
Beale Street Blues Company-West Palm Beach LLC dba Lafayette's-West Pa	(#,^)	550 Rosemary Ave., Suite 236, West Palm Beach, FL 33401	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/24/2025	31.1	31.1	32.1	0.01%

LP Industries Inc dba Childforms	(#,^)	110 Charleston Dr., Mooresville, NC 28117	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	68.3	68.3	70.8	0.02%
SKJ Inc dba Subway	(#,^)	401 S Woodlawn Ave, Bloomington, IN 47401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	44.1	44.1	45.5	0.01%
Gold Jet Corp.	(#,^)	2472 BRd.way, New York, NY 10025	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	36.6	36.6	37.9	0.01%
GDP Gourmet LLC dba Joe and John's Pizza Restaurant	(#,^)	136 New Jersey Ave, Absecon, NJ 08201	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	128.0	128.0	144.5	0.04%
God Be Glorified Inc dba GBG Inc	(#,^)	40 West. 162nd St, South Holland, IL 60473	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	25.3	25.3	26.1	0.01%
Elite Institute LLC dba Huntington Learning Center	(#,^)	13526 Village Park Dr. Suite 214, Orlando, FL 32837	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	7.2	7.2	7.5	—%
Empower Autism Academy	(#,^)	1250 South A. W. Grimes Rd., Round Rock, TX 78665	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	606.2	606.2	684.4	0.19%
Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	(#,^)	170 Main St., North Kingstown, RI 02852	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	124.1	124.1	140.1	0.04%
FirstVitals Health and Wellness Inc	(#,^)	521 Ala Moana Blvd. Suite 261, Honolulu, HI 96813	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	85.7	85.7	88.3	0.02%
Naeem Khan LTD	(#,^)	260 West 36h St., New York, NY 10018	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	61.1	61.1	63.0	0.02%
Vanderhoof LLC dba Soxfords	(#,^)	11 Sellecks Walk, Pound Ridge, NY 10576	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	5.9	5.9	6.0	—%
MiJoy Inc dba Imo's Pizza	(#,^)	215 South Kirkwood Rd., Kirkwood, MO 63122	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	4.0	4.0	4.1	—%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd., Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	24.1	24.1	24.9	0.01%
Finish Strong Inc dba FASTSIGNS St Peters	(#,^)	98 North Hillview Dr., St Peters, MO 63376	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	24.3	24.3	25.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	(#,^)	10 West Orvis St., Massena, NY 13662	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	553.1	553.1	624.5	0.17%
Prestigious LifeCare for Seniors LLC	(#,^)	5701 North Pine Island Rd., Tamarac, FL 33321	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	4.8	4.8	4.9	—%
Daniel W. Stark dba Mountain Valley Lodge and RV Park	(#,^)	223 Hwy 80, Rodeo, NM 88056	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	11.9	11.9	13.5	—%
Greensward of Marco Inc.	(#,^)	54 Marco Lake Dr., Marco Island, FL 34146	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	78.3	78.3	88.4	0.02%
RIM Investments LLC and RIM Architects LLC	(#,^)	645 G St. Suite 400, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	353.1	353.1	398.6	0.11%
Binky's Vapes LLC	(#,^)	10539 Greenbelt Rd. Suite 102, Lanham, MD 20706	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	10.9	10.9	11.3	—%
Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	(#,^)	1838 Adee Ave., Baychester, NY 10469	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	126.4	126.4	142.7	0.04%
R.H. Hummer Jr., Inc.	(#,^)	2141 P Ave., Williamsburg, IA 52361	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	198.3	198.3	205.9	0.06%
Accent Homes Services LLC dba Benjamin Franklin Plumbing of Kansas Cit	(#,^)	7748 Troost Ave., Kansas City, MO 64131	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2028	43.0	43.0	46.0	0.01%
ADMO Inc dba Mid States Equipment	(#,^)	16180 Westwoods Business Park, Ellisville, MO 63021	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	11.1	11.1	11.5	—%
Financial Network Recovery Inc	(#,^)	250 E Easy St. Suite 1, Simi Valley, CA 93065	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	19.8	19.8	20.5	0.01%
Green Life Lawnscapes LLC dba Green Life Lawn Care	(#,^)	1820 NE Jensen Beach Blvd, Jensen Beach, FL 34957	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/6/2025	77.8	77.8	80.8	0.02%
S.B.B. Enterprises Inc dba Williamston Hardware	(#,^)	139 S Putnam St., Williamston, MI 48895	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	96.5	96.5	108.9	0.03%
Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	(#,^)	3105 107th Ave., Doral, FL 33178	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	45.1	45.1	46.6	0.01%
DWeb Studio, Inc.	(#,^)	10800 E. Bethany Dr., Suite 275, Aurora, CO 80014	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	5.7	5.7	5.9	—%
Japp Business Inc dba Pick and Eat and Japp Drink Corp.	(#,^)	4179 BRd.way, New York, NY 10033	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/30/2025	72.9	72.9	75.4	0.02%
LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	(#,^)	880 Lowcountry Blvd, Mount Pleasant, SC 29464	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	447.9	447.9	505.7	0.14%
Sushiya, Inc.	(#,^)	72-74 South Main St., Hanover, NH 03755	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2025	55.8	55.8	57.7	0.02%
Basista Family Limited Partnership and UPE, Inc.	(#,^)	3401 Brecksville Rd, Richfield, OH 44286	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	305.2	305.2	344.5	0.09%
DC Enterprises Ltd. dba Lakeview True Value	(#,^)	318 North F St., Lakeview, OR 97630	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	11.5	11.5	12.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Moments to Remember USA LLC dba Retain Loyalty	(#,^)	1250 Sanders Ave. SW, Massillon, OH 44646	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	45.3	45.3	47.0	0.01%
New York Home Health Care Equipment, LLC	(#,^)	30 Hopper St., Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	524.5	524.5	544.8	0.15%
Abitino's JFK LLC dba Abitino's	(#,^)	Terminal 8 JFK ExpressWay Airport, Jamaica, NY 11430	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	32.3	32.3	32.5	0.01%
JAG Unit 1, LLC	(#,^)	1 West Main St., Patchogue, NY 11772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	137.2	137.2	141.7	0.04%
Swalm Street LLC and New York Home Health Care Equipment LLC	(#,^)	30 Hopper St., Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	7.5%	12/16/2040	362.4	362.4	340.7	0.09%
Sourceco Limited Liability Company	(#,^)	17 Palmer Ave., West Long Branch, NJ 07764	Merchant Wholesalers, Nondurable Goods	Term Loan	6.5%	12/17/2025	24.5	24.5	23.9	0.01%
Trip Consultants U.S.A. Inc.	(#,^)	311 85th St., Brooklyn, NY 11209	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	85.2	85.2	88.0	0.02%
Accent Tag and Label Inc	(#,^)	2201 Rittenhouse St, Des Moines, IA 50321	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	590.8	590.8	667.0	0.18%
Hattingh Incorporated dba Prosthetic Care Facility	(#,^)	4415 Woodridge Pkwy, Ste 180, Leesburg, VA 20176	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	9.2	9.2	9.6	—%
Joyce Outdoor Advertising Chicago LLC	(#,^)	2443 West 16th St., Chicago, IL 60608	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	268.7	268.7	303.3	0.08%
Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Ga	(#,^)	8957 Kingsridge Dr., Centerville, OH 45459	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	587.1	587.1	626.9	0.17%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	(#,^)	24201 North Hwy 1, Fort Bragg, CA 95437	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	91.3	91.3	103.1	0.03%
800 on the Trax LLC and Matrix Z LLC	(#,^)	800 SW 21st Terrace, Fort Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	228.7	228.7	258.2	0.07%
Panditos LLC dba White Lotus Home	(#,^)	431 Raritan Ave., Highland Park, NJ 08904	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	8.2	8.2	8.4	—%
Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	(#,^)	1196 Inverness Lane, Stow, OH 44224	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	57.7	57.7	59.7	0.02%
MCF Forte LLC	(#,^)	1245 W Baseline Rd Unit 105, Mesa, AZ 85202	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	9.6	9.6	9.9	—%
Dolarian Realty LLC and OV's Restaurant Inc	(#,^)	34 Old Colony Ave., East Taunton, MA 02718	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	60.6	60.6	68.4	0.02%
Wildflour Bakery & Cafe LLC	(#,^)	5137 Clareton Dr., Ste 100, Agoura Hills, CA 91301	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	32.6	32.6	34.0	0.01%
Jersey Shore Marina & Boat Sales, Inc.	(#,^)	841 Route 70 East, Brick, NJ 08724	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	386.4	386.4	436.3	0.12%
Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	(#,^)	2250 Warrensville Center Rd., University Heights, OH 44118	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	210.5	210.5	224.7	0.06%
Ei3 Corporation	(#,^)	136 Summit Ave., Montvale, NJ 07645	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	173.3	173.3	180.4	0.05%
R & K Contracting Inc	(#,^)	3605 NW 31st Ave, Fort Lauderdale, FL 33309	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2026	8.9	8.9	9.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Aaradhya LLC dba Market Square Laundry	(#,^)	7727 Crittenden St., Philadelphia, PA 19118	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	41.1	41.1	42.5	0.01%
Blackstones Hairdressing LLC	(#,^)	2 Ave. of the Americas, New York, NY 10013	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	27.8	27.8	28.8	0.01%
The River Beas, LLC dba Subway and Punam Singh	(#,^)	5516 Baltimore Ave, Hyattsville, MD 20781	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	121.1	121.1	136.8	0.04%
Drug Detection Laboratories, Inc. and Minh Tran	(#,^)	9700 Business Park Dr., Sacramento, CA 95827	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	10.5	10.5	10.9	—%
Living Essentials HVAC Corp	(#,^)	42 West St., Apt 24, Randolph, MA 02368	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	7.9	7.9	8.2	—%
Consulting Solutions, Inc. and Mark Luciani	(#,^)	3000 N Federal Hwy., STE 1, Fort Lauderdale, FL 33306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2026	5.1	5.1	5.3	—%
J & W Hardwood Flooring Inc	(#,^)	14967 Madison St, Brighton, CO 80602	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	4.0	4.0	4.2	—%
Swerve Salon LLC	(#,^)	1419 N Wells St., Chicago, IL 60610	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	42.6	42.6	44.0	0.01%
Step Up Academy of the Arts LLC	(#,^)	2558 Wigwam Pkwy Ste A, Henderson, NV 89074	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	4.3	4.3	4.5	—%
Faith Summit Supply Inc dba Summit Supply and Summit True Value	(#,^)	8584 US Business Hwy. 277, Haskell, TX 79521	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	12.1	12.1	12.6	—%
Dupre Capital LLC dba Fastsigns	(#,^)	215 Quartermaster Court, Jeffersonville, IN 47130	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	31.5	31.5	32.6	0.01%
Mustafa Inc and Raouf Properties LLC	(#,^)	3538 Pin Oak Dr, San Antonio, TX 78229	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	67.2	67.2	75.9	0.02%
R & D Enterprises Inc dba My Pool Man	(#,^)	291 North Texas Ave., Orlando, FL 32805	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	26.9	26.9	27.9	0.01%
Brian T Rice dba BD Logging	(#,^)	800 3rd St Apt B, St Marys, WV 26170	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	1.0	1.0	1.0	—%
Kekoa Enterprises Inc dba Signarama Sandy	(#,^)	8942 South 700 East, Sandy, UT 84070	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	26.7	26.7	27.6	0.01%
Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	(#,^)	330 West Harden St., Graham, NC 27253	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	72.7	72.7	82.0	0.02%
Precious Care LLC and Precious Care Management LLC	(#,^)	186-06 Union Turnpike, Fresh Meadows, NY 11364	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	287.4	287.4	297.6	0.08%
ActKnowledge, Inc	(#,^)	365 5th Ave., New York, NY 10016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	67.3	67.3	70.1	0.02%
International Construction Inc	(#,^)	53955 Gratiot Ave, Chesterfield, MI 48051	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/24/2041	42.6	42.6	48.1	0.01%
Revolution Physical Therapy LLC dba Apex Network Physical Therapy	(#,^)	2705 Dougherty Ferry Rd. Suite 104, St. Louis, MO 63122	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	12.3	12.3	12.7	—%
Marathon Engineering Corporation	(#,^)	5615 2nd St. W, Lehigh Acres, FL 33971	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	40.4	40.4	45.6	0.01%
Barrocas Gym LLC dba Snap Fitness	(#,^)	260 West Main St., Avon, CT 06001	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	10.1	10.1	10.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

MTS Car Service LLC	(#,^)	9 Gibson Court Apt# 1, Norwalk, CT 06854	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	5.7	5.7	5.9	—%
Beale Street Blues Company-West Palm Beach, LLC dba Lafayette’s-West P	(#,^)	550 Rosemary Ave., Suite 236, West Palm Beach, FL 33410	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	3/30/2026	50.6	50.6	52.4	0.01%
Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	(#,^)	162 Danielson Pike, Foster, RI 02825	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	12.3	12.3	12.8	—%
Wyldewood Cellars, Inc.	(#,^)	951 East 119th St, Mulvane, KS 67120	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	941.9	941.9	1,063.4	0.29%
Cameo Carter, MD A Professional Corporation dba The Garden Pediatric G	(#,^)	101 East Redlands Blvd., Suite 106, Redlands, CA 92373	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	40.4	40.4	41.9	0.01%
Christian Soderquist dba Soderquist Plumbing and Heating LLC	(#,^)	7 Oak Dr., Sandy Hook, CT 06482	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	50.9	50.9	57.5	0.02%
Dana A. Farley dba Independent Cabinets	(#,^)	5805 NE Minder Rd, Poulsbo, WA 98370	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	57.9	57.9	65.3	0.02%
Vehicle Safety Supply LLC	(#,^)	15 East 72nd St., Suite 14-H, New York, NY 10021	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	12.1	12.1	12.6	—%
Waterfalls Quick Lube LLC and Veracruz Shabo LLC	(#,^)	1325 BRd. St., Central Falls, RI 02863	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	247.3	247.3	279.2	0.08%
KNS Early Learning Academy LLC	(#,^)	57 Merritt St. SE, Marietta, GA 30060	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	45.9	45.9	51.8	0.01%
Sushiya Inc	(#,^)	72 South Main St., Hanover, NH 03755	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2026	47.9	47.9	49.4	0.01%
AAA Mill Direct, Inc. dba Carpet Mill Outlets	(#,^)	1 North Armistead Ave., Hampton, VA 23669	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	4.3	4.3	4.5	—%
Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	(#,^)	27-29 Cooper St., Meriden, CT 06053	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	224.8	224.8	253.8	0.07%
Accent Comfort Services, LLC	(#,^)	5035-C West W. T. Harris Blvd, Charlotte, NC 28269	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	49.2	49.2	50.5	0.01%
Costume World Inc	(#,^)	950 South Federal Hwy., Deerfield Beach, FL 33441	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,153.3	1,153.3	1,302.1	0.36%
Pecos Inn LLC dba Econo Lodge	(#,^)	2207 W Third St., Pecos, TX 79772	Accommodation	Term Loan	Prime plus 2.75%	4/28/2041	621.9	621.9	702.2	0.19%
Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	(#,^)	401 East City Ave. Ste 122, Bala Cynwyd, PA 19004	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	12.3	12.3	12.6	—%
Loriet LLC	(#,^)	5001 Vivienda Way, Sarasota, FL 34235	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	4.1	4.1	4.2	—%
Hard Exercise Works Winter Park LLC	(#,^)	11551 University Blvd., Ste. 4C Building 1, Orlando, FL 32817	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	22.3	22.3	22.9	0.01%
Empowerschool LLC and Empower Autism Academy, LLC	(#,^)	1250 South A. W. Grimes Rd., Round Rock, TX 78665	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	136.6	136.6	154.2	0.04%
Alpha Omega Trucking LLC	(#,^)	14432-52 State Line Rd., Brookings, OR 97415	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	158.2	158.2	178.6	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Warner Home Comfort, LLC dba Smith Piping	(#,^)	1571 Canton Rd., NW, Carrollton, OH 44615	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	74.2	74.2	83.8	0.02%
Sabir Inc. dba Bear Diner	(#,^)	603 Pulaski Hwy, Bear, DE 19701	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	111.5	111.5	125.9	0.03%
Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	(#,^)	11 Kirby Rd., Cromwell, CT 06419	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	119.4	119.4	134.8	0.04%
FJN Catering Inc	(#,^)	106 Main St., Mineola, NY 11951	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	240.8	240.8	271.9	0.07%
HBA LLC dba Palmetto Twist-Vista	(#,^)	1225-1229 Lincoln St., Columbia, SC 29201	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	10.8	10.8	11.1	—%
Dedicated Incorporated	(#,^)	2916 North 39th St., Phoenix, AZ 85019	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	41.9	41.9	47.3	0.01%
Elderfriend Inc dba Granny Nannies dba GN Live Scan	(#,^)	1499 W. Palmetto Park Rd., Suite #115, Boca Raton, FL 33486	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	7.1	7.1	7.3	—%
Horseshoe Barbecue, LLC	(#,^)	6555, 6565, 6575 N. Sandario Rd., Tucson, AZ 85743	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	5.6	5.6	6.0	—%
Island Life Graphics Inc dba FASTSIGNS #576	(#,^)	1410 E. Oak St., Fernandina Beach, FL 32034	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	12.5	12.5	12.9	—%
Powerspec Inc	(#,^)	1 Linsley Place, Metuchen, NJ 08840	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	48.3	48.3	49.6	0.01%
International Kitchen Supply LLC	(#,^)	3466 North Hwy 11, West Union, SC 29696	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	119.9	119.9	123.8	0.03%
Southwest Division Inc	(#,^)	2103 NE 3rd Terrace, Cape Coral, FL 33909	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	4.6	4.6	4.7	—%
Jack Frost Firewood Inc. and David Dubinsky	(#,^)	3168 Holland Rd., Virginia Beach, VA 23453	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	185.9	185.9	209.8	0.06%
Premier Athletic Center of Ohio, Inc	(#,^)	8957 Kingsridge Dr., Centerville, OH 45459	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	48.6	48.6	50.6	0.01%
Angelo Faia dba AVF Construction	(#,^)	55 Arbour Lane, Sewell, NJ 08080	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	90.0	90.0	101.6	0.03%
ATI Jet Inc	(#,^)	7007 Boeing Dr., El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	322.7	322.7	332.9	0.09%
AP5 LLC dba Krauser's Food Store	(#,^)	5 Pond Point Rd., Milford, CT 06460	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	175.0	175.0	197.6	0.05%
Larry H. Patterson and Rainbow Movers, Inc	(#,^)	2325 Hollers Ave, Bronx, NY 10475	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	12.7	12.7	13.0	—%
Luv 2 Play AZ LLC	(#,^)	15495 Bell Rd., Surprise, AZ 85374	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	40.0	40.0	41.7	0.01%
Refoleen Inc dba Spice and Tea Exchange	(#,^)	849 East Commerce St., Suite 121, San Antonio, TX 78205	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	48.8	48.8	50.0	0.01%
Jai-Alexia Consulting, Inc.	(#,^)	14660 Paddock Dr., Wellington, FL 33414	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	6.7	6.7	6.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	(#,^)	1137 West St., Southington, CT 06489	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	460.8	460.8	508.8	0.14%
Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle Tr	(#,^)	377 Boston Post Rd., Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	284.2	284.2	291.5	0.08%
Bagelicious, LLC	(#,^)	945 S Main St, Cheshire, CT 06410	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	30.8	30.8	31.6	0.01%
Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	(#,^)	27 Main St., Monroe, CT 06468	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	450.0	450.0	508.1	0.14%
Visual Advantage LLC dba Signs Now Perryberg	(#,^)	23248 Dunbridge Rd., Perrysburg, OH 43443	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	82.4	82.4	93.0	0.03%
Long Island Comedy LLC dba Governors and New York Comedy, LLC	(#,^)	90 A Division Ave., Levittown, NY 11756	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	173.5	173.5	195.9	0.05%
Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	(#,^)	1431 11th Ave SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	91.4	91.4	103.2	0.03%
WGI, LLC dba Williams Grant Inn	(#,^)	154 High St., Bristol, RI 02809	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	113.3	113.3	128.0	0.03%
O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	(#,^)	626 Delsea Dr. N, Glassboro, NJ 08028	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	79.1	79.1	81.5	0.02%
Nevey's LLC dba Stark Food III	(#,^)	6315 W. Fond Du Lac Ave., Milwaukee, WI 53218	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2041	266.4	266.4	300.7	0.08%
Desert Tacos LLC	(#,^)	245 East Bell Rd. Suite A-2, Phoenix, AZ 85022	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	57.2	57.2	59.6	0.02%
VMA Technologies LLC	(#,^)	120 South Serenata Dr. Unit 332, Ponte Vedra Beach, FL 32082	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	12.6	12.6	13.0	—%
Corning Lumber Company Inc and Frank R Close and Son Inc dba Close Pai	(#,^)	1314 Sixth St., Orland, CA 95963	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	137.1	137.1	146.9	0.04%
P L H Pharmaco Inc dba Farmacia San Jose	(#,^)	149 48th St., Union City, NJ 07087	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	91.5	91.5	95.5	0.03%
Martin Inventory Management LLC	(#,^)	304 1/2 Main St., Edgefield, SC 29824	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	13.9	13.9	14.5	—%
Franklin Firm LLC dba Luv 2 Play	(#,^)	1310 East Stan Schleuter Loop, Killeen, TX 76542	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	133.8	133.8	151.1	0.04%
Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Sho	(#,^)	1502 Hwy. 157, Mansfield, TX 76063	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	9.0	9.0	9.3	—%
My Sainath Inc dba Motel 6	(#,^)	1008 E Crest Dr., Waco, TX 76705	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	282.9	282.9	319.4	0.09%
Robert G Larson State Farm Insurance	(#,^)	7922 Jamaica Ave., Woodhaven, NY 11421	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	12.9	12.9	13.2	—%
EPEC Juice LLC dba Jamba Juice	(#,^)	810 Ninth St., Suite 128, Durham, NC 27705	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	47.8	47.8	49.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	(#,^)	1 West Main St., Patchogue, NY 11772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	76.1	76.1	78.2	0.02%
Pinco Pizza LLC dba Jet's Pizza	(#,^)	10845 N. Tatum Blvd Ste A 100, Phoenix, AZ 85028	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	42.1	42.1	44.0	0.01%
Intrepid Trinity LLC	(#,^)	680 Douglas Ave, Providence, RI 02908	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	56.6	56.6	63.9	0.02%
676 Club LP dba The Green Door Tavern/The Drifter	(#,^)	676 and 678 North Orleans ST, Chicago, IL 60654	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	622.6	622.6	702.9	0.19%
Apple Tree NC Inc dba Williams Farm & Garden Center	(#,^)	1309 Old Cherry Point Rd., New Bern, NC 28560	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/28/2041	318.4	318.4	359.5	0.10%
The Hungry Rhino LLC	(#,^)	47 South Main St., Windsor Locks, CT 06096	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	69.0	69.0	77.9	0.02%
Little Tree Huggers Child Care LLC	(#,^)	38620 9 Mile Rd., Farmington Hills, MI 48335	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	126.7	126.7	143.0	0.04%
303 Tower Drive LLC	(#,^)	303 Tower Dr., Suite A, Middletown, NY 10941	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	362.2	362.2	409.0	0.11%
USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	2290 NW 21st Terrace, Miami, FL 33142	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	12.9	12.9	13.3	—%
Paul Belanger dba Paul Belanger Landscaping	(#,^)	2595 Military Ave, Los Angeles, CA 90064	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	8.7	8.7	9.0	—%
Grayson O Company	(#,^)	6509 Newell Ave., Kannapolis, NC 28082	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	566.8	566.8	639.9	0.17%
2 Cool Beans LLC dba Menchies's Frozen Yogurt	(#,^)	11331 Thienes Ave., South El Monte, CA 91733	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	42.0	42.0	43.2	0.01%
Avery Management Inc. dba Whetstone Upholstery	(#,^)	1122 N Bloulevard, Richmond, VA 23230	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	5.9	5.9	6.1	—%
Rosmel Pools Inc	(#,^)	9300 NW 25th St. Suite 103, Miami, FL 33172	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	12.6	12.6	13.0	—%
TR Companies LLC dba Liberty Rental 4 U	(#,^)	410 N Church Rd., Liberty, MO 64068	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	28.7	28.7	29.5	0.01%
Warren Dale Warrington dba Custom Paint and Body	(#,^)	705 S Market Ave., Fort Pierce, FL 34982	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	91.8	91.8	103.7	0.03%
Raem Corporation dba Dryclean Express	(#,^)	557 West Whitney Rd., Fairport, NY 14450	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	65.7	65.7	74.2	0.02%
Animal Intrusion Prevention Systems Holding Company, LLC dba Critter C	(#,^)	1362-1366 W. Carrier Pkwy., Grand Prairie, TX 75050	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	79.5	79.5	82.0	0.02%
Metropet Dog Center, Inc	(#,^)	2057 West Shore Rd., Warwick, RI 02889	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	99.3	99.3	112.1	0.03%
Cuppiecakes LLC	(#,^)	313 S Main St., McGregor, TX 76557	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	20.4	20.4	23.1	0.01%
Wrecking Crew Media LLC	(#,^)	229 Commercial Ave, Pittsburgh, PA 15212	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	17.0	17.0	17.4	—%
TPFC,LLC dbaThe Picture Frame Company	(#,^)	5957 Glenway Ave., Cincinnati, OH 45238	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	53.4	53.4	60.3	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	(#,^)	24201 North Hwy. 1, Fort Bragg, CA 95437	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	5.3	5.3	5.5	—%
Kyle M Walker DDS, PC	(#,^)	1402 West Park Ave., Orange, TX 77630	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2026	152.5	152.5	157.3	0.04%
CNC Precision Machine, Inc.	(#,^)	18360 Industrial Circle, Burton, OH 44021	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,170.2	1,170.2	1,321.1	0.36%
CD Game Exchange Inc.	(#,^)	3719 N Mississippi, Portland, OR 97227	Merchant Wholesalers, Durable Goods	Term Loan	8.25%	9/28/2026	3.7	3.7	3.5	—%
Beadon Inc	(#,^)	2601 Old Ocean City Rd, Salisbury, MD 21804	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	13.3	13.3	13.8	—%
Seaway LLC and Reklaw LLC dba Allure Lounge	(#,^)	415 -417 Halsey Dr., Newark, NJ 07102	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	125.0	125.0	141.1	0.04%
JJA Transportation Management Inc.	(#,^)	15 Church St., Upland, PA 19015	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	28.1	28.1	28.9	0.01%
Wyspen Corporation dba Charlestown Ace	(#,^)	5 Austin St., Charlestown, MA 02129	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	21.6	21.6	22.2	0.01%
Ailky Corporation	(#,^)	352 Beford St., Lakeville, MA 02347	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	141.9	141.9	146.7	0.04%
Reliable Recovery Services LLC	(#,^)	2401 West Mcdowell Rd., Phoenix, AZ 85009	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	67.4	67.4	70.0	0.02%
Maine Service Corp	(#,^)	59-22 55th St., Maspeth, NY 11378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	98.4	98.4	102.9	0.03%
Justin Partlow	(#,^)	100 Independence Place, Suite 414, Tyler, TX 75703	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	11.7	11.7	12.0	—%
Speaker City, Inc. dba Rollin Thunder	(#,^)	246 East Belt Blvd., Richmond, VA 23224	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	114.2	114.2	128.9	0.04%
Gold Wind Logistics LLC	(#,^)	2830 Beech Daly Rd, Inkster, MI 48141	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	162.0	162.0	182.9	0.05%
Worldwide Estate, Inc. dba Washington Heights Manor	(#,^)	10620 W. Greenwood Terrace, Milwaukee, WI 53224	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	204.9	204.9	231.3	0.06%
Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	(#,^)	200 North Branford Rd., Branford, CT 06405	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	254.5	254.5	266.2	0.07%
Elite Structures Inc	(#,^)	401 Old Quitman Rd., Abel, GA 31620	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	164.8	164.8	176.9	0.05%
Bloomquist Communications Inc.	(#,^)	131 East Trinity Place, Decatur, GA 30030	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	36.5	36.5	37.6	0.01%
Moolchan Enterprises LLC dba Staying Green	(#,^)	2650 S.W. 154 Ave., Davie, FL 33331	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	6.6	6.6	6.9	—%
Woodstock Enterprises Corp dba True Scent Candle Co	(#,^)	191 2nd Ave., Warwick, RI 02888	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	81.0	81.0	91.5	0.02%
Glocecol LLC	(#,^)	10302 NW South River Dr., Bay #18, Miami, FL 33178	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	45.5	45.5	47.6	0.01%
Veracruz Shabo, LLC(EPC) Waterfalls Quick Lube LLC (OC)	(#,^)	1325 BRd. St., Central Falls, RI 02863	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	109.6	109.6	123.8	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	(#,^)	13215 Miles Ave., Cleveland, OH 44105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	104.8	104.8	118.3	0.03%
Fine Line Interiors, Inc.	(#,^)	2530 SW 30th Ave., Hallandale Beach, FL 33009	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	57.6	57.6	65.0	0.02%
Dyer Properties, LLC and Bayview Pharmacy, Inc.	(#,^)	3844 Post Rd., Warwick, RI 02886	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	220.1	220.1	248.5	0.07%
MIK LLC dba Firehouse Subs	(#,^)	17250 Royalton Rd, Strongsville, OH 44136	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	135.3	135.3	139.6	0.04%
Hoosier Health Plus, LLC	(#,^)	520 East 8th St., Anderson, IN 46012	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	53.4	53.4	55.9	0.02%
Catherine Christine Morin dba Purr-Fect Pets	(#,^)	1915 North Austin Ave., Georgetown, TX 78626	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	11.4	11.4	11.7	—%
Skaggs RV Outlet LLC	(#,^)	301 Commerce Dr., Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	60.7	60.7	63.5	0.02%
Bouquet Restaurant LLC	(#,^)	519 Main St., Covington, KY 41011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	88.7	88.7	100.2	0.03%
6E Technologies LLC	(#,^)	11001 West 120th Ave., Suite 400, Broomfield, CO 80020	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2026	90.5	90.5	94.4	0.03%
Broms Asset Management LLC	(#,^)	215 East 79th St. Apt 9E, New York, NY 10075	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	75.7	75.7	78.0	0.02%
JBK Truck Trailer and Bus Inc.	(#,^)	8669 S. State Rd. 67, Camby, IN 46113	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	380.0	380.0	429.0	0.12%
WPN Recycling Company LLC	(#,^)	5101 Andard Ave, Baltimore, MD 21226	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	13.7	13.7	14.3	—%
CRK Mens, LLC dba Spiff for Men	(#,^)	750 Third Ave, New York, NY 10017	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	63.5	63.5	65.6	0.02%
Hafa Adai Signs and Graphics LLC dba Fastsigns of Auburn -#281901	(#,^)	1835 Auburn Way N Suite B, Auburn, WA 98002	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/23/2026	36.4	36.4	37.6	0.01%
Usman Jalil, LLC dba Food Mart	(#,^)	147 N Washington St., Plainville, CT 06062	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	213.7	213.7	241.3	0.07%
Access Staffing, LLC	(#,^)	360 Lexington Ave. 8th Floor, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	749.2	749.2	771.8	0.21%
Quick Ship, LLC	(#,^)	448 W. 19th St, Houston, TX 77008	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	6.4	6.4	6.6	—%
Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence,LLC	(#,^)	1 Pebble Wood Lane, Palm Coast, FL 32164	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	63.4	63.4	71.6	0.02%
Imaginarium Foods LLC,	(#,^)	751 N. Cable Rd., Lima, OH 45805	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	342.3	342.3	386.5	0.11%
Hanson's Greeks LLC	(#,^)	8132 N. 87th Place, Ste A, Scottsdale, AZ 85258	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	6.9	6.9	7.2	—%
New Life Hospital LLC	(#,^)	17400 Red Oak Dr., Houston, TX 77090	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,118.1	1,118.1	1,262.3	0.34%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

eCommerce Direct, LLC	(#,^)	3440 Gannett Ave., Des Moines, IA 50321	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	476.8	476.8	494.0	0.13%
Mack Team Enterprises Inc.dba The UPS Store #6815	(#,^)	38200 Ave. of the States, Fort Gordon, GA 30905	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	12.5	12.5	13.0	—%
Recycling Revolution,LLC	(#,^)	4190 Collins Rd., Unadilla, GA 31091	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	82.8	82.8	93.4	0.03%
Wayfarer Bicycle LLC	(#,^)	118-120 Ocean Ave., New London, CT 06320	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	84.8	84.8	95.7	0.03%
Success Advertising Inc. dba Success Communivstion Gr	(#,^)	26 Eastmans Rd., Parsippany, NJ 07054	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2041	427.6	427.6	482.8	0.13%
Roast Beef Levittown LLC dba Arby's	(#,^)	2080 Hempstead Turnpike, East Meadow, NY 11554	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	130.6	130.6	136.6	0.04%
Trison Enterprises Inc.dba Lee's Automotive	(#,^)	13281 Aurora Ave. N, Seattle, WA 98311	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	373.5	373.5	421.7	0.12%
AGG Management Team LLC dba Chevron	(#,^)	2615 S Dixie Hwy., West Palm Beach, FL 33401	Gasoline Stations	Term Loan	Prime plus 2.75%	12/14/2041	260.9	260.9	294.5	0.08%
Sempco, Inc.	(#,^)	51 -55 Lake St. Unit #2-6, Nashua, NH 03060	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	38.5	38.5	43.5	0.01%
New Chicago Wholesale Bakery, Inc.	(#,^)	795 Touhy Ave., Elk Grove Village, IL 60007	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	426.1	426.1	481.0	0.13%
Techni-Pro Institute LLC	(#,^)	414 NW 35th St., Boca Raton, FL 33431	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	116.7	116.7	120.7	0.03%
Elita 7, LLC	(#,^)	16 Marble St., Worcester, MA 01603	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	669.9	669.9	756.4	0.21%
Means Enterprises LLC dba FastFrame Frisco	(#,^)	4112-4150 Legacy Dr./5729 Leabanon Rd. Unit 412, Frisco, TX 75034	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/16/2026	12.6	12.6	13.1	—%
Metropolitan Solutions Group Inc.	(#,^)	1420 Chestnut St., Portsmouth, VA 23704	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	252.1	252.1	284.6	0.08%
Echelon Enterprises, Inc	(#,^)	16701 E. Iliff Ave., Aurora, CO 80013	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/10/2027	30.5	30.5	32.0	0.01%
Fullbro Trust dba Menemsha Blues	(#,^)	2 Basin Rd., Chilmark, MA 02535	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	14.0	14.0	14.7	—%
Eickmann Management Group LLC dba Jimmy Johns of Dundee	(#,^)	568 Techumseh St., Dundee, MI 48131	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	62.1	62.1	65.1	0.02%
Jolibe LLC and Jolibe Atelier LLC	(#,^)	357 w 36th #401, New York, NY 10018	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	6.6	6.6	6.8	—%
Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	(#,^)	5245 Bucks Bar Rd., Placerville, CA 95667	Beverage and Tobacco Product Manufacturing	Term Loan	8.25%	1/19/2030	210.3	210.3	201.6	0.06%
Fox Valley Rentals & Investments LLC and Brian M Tomaszewski	(#,^)	2906 E. Newberry St., Appleton, WI 54915	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/20/2042	39.1	39.1	44.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

SRC Publishing LLC	(#,^)	8690 Waterford Bend St., Las Vegas, NV 89123	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	14.0	14.0	14.5	—%
Fave Realty Inc.	(#,^)	1875 Grand Ave., Baldwin, NY 11510	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	50.1	50.1	56.5	0.02%
Chidlren's House Learning, Inc and Tarps Investment Group	(#,^)	720 Wilbraham Rd., Springfield, MA 01109	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2042	295.4	295.4	333.5	0.09%
DBMS Consulting, Inc.	(#,^)	164 West 83rd St. Units 1F/1P, New York, NY 10024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	172.3	172.3	194.6	0.05%
8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	(#,^)	174-176 Mountain Ave., Springfield, NJ 07081	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	301.8	301.8	340.8	0.09%
Harrison Logging Company LLC	(#,^)	127 Legate Rd., Indian Mound, TN 37079	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	70.6	70.6	73.4	0.02%
Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC	(#,^)	2808 Court St., Port Allen, LA 70767	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	228.2	228.2	257.7	0.07%
Sushiya Inc.	(#,^)	72 S. Main St, Hanover, NH 03755	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2027	11.8	11.8	12.3	—%
Maximo Canot dba Wash and Dry Laundrymat	(#,^)	34 Morningside Ave., Yonkers, NY 10703	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	126.8	126.8	143.1	0.04%
Marvic Enterprises Inc dba Jordan's Liquor	(#,^)	199 Taunton Ave., East Providence, RI 02914	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	201.7	201.7	227.7	0.06%
Ameritube, LLC and Ravone Properties, LLC	(#,^)	1000 North State. Hwy. 77, Hillsboro, TX 76645	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	173.1	173.1	195.5	0.05%
Victorian Restaurant and Tavern, LLC	(#,^)	226 Maple Ave., Cheshire, CT 06410	Food Services and Drinking Places	Term Loan	8.25%	2/22/2042	81.3	81.3	75.9	0.02%
B & J Bicycle Shop Inc.	(#,^)	1620 E. Sample Rd, Pompano Beach, FL 33064	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	4.0	4.0	4.2	—%
TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	(#,^)	2235 S. Power Rd Suite 118, Mesa, AZ 85209	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	47.5	47.5	49.8	0.01%
3W Enterprises LLC	(#,^)	2727 Industrial Pkwy., Elkhart, IN 46516	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	59.7	59.7	67.4	0.02%
Teracore Inc.	(#,^)	3300 Holcomb Bridge Rd., Suite 226, Norcross, GA 30092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	103.4	103.4	106.7	0.03%
McNally Enterprises Inc.	(#,^)	1010 N. Grove St., Anaheim, CA 92806	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/27/2027	40.7	40.7	42.2	0.01%
SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	(#,^)	1001 E. Cooley Dr. Suite 102, Colton, CA 92324	Truck Transportation	Term Loan	Prime plus 2.75%	2/28/2027	155.0	155.0	160.1	0.04%
Weeping Willow Kennels, Inc and Aileen N Black	(#,^)	6041 Hammond School Rd., Salisbury, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	129.0	129.0	145.6	0.04%
Getting Even LLC dba The Zoo Health Club	(#,^)	377 South Willow St. Unit B2-1, Manchester, NH 03103	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	60.8	60.8	63.1	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Podium Auto Sales Inc and RRS Property, LLC	(#,^)	246 S. Dixie Hwy., Pompano Beach, FL 33060	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	83.7	83.7	94.5	0.03%
Anthony LLC dba Star of Woodward Market	(#,^)	5730 Woodward Ave, Detroit, MI 48202	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	106.4	106.4	120.1	0.03%
Elegant Occasions, LLC dba E Productions	(#,^)	3650 Coral Ridge Dr. Units 103-104, Coral Springs, FL 33065	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	555.1	555.1	626.7	0.17%
Dwayne Bernard Tate	(#,^)	1238 Woodcliff Court SW, Lilburn, GA 30047	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	6.7	6.7	7.0	—%
1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa M	(#,^)	6510 North BRd.way, Saint Louis, MO 63147	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	401.4	401.4	414.5	0.11%

The Purple Cow House of Pancake Inc	(#,^)	6 & 10 Skowhegan Rd., Fairfield, ME 04937	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	67.5	67.5	76.2	0.02%
Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc. T.C. of	(#,^)	5880 US Hwy6, Portage, IN 46368	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	211.4	211.4	221.7	0.06%
Baton Rouge Cargo Services Inc. and 6507 Westport, LLC	(#,^)	6507 Westport Ave., Shreveport, LA 71129	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	589.0	589.0	665.0	0.18%
JBK Truck Trailer and Bus Inc.	(#,^)	8669 South State Rd. 67, Camby, IN 46113	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	81.8	81.8	92.4	0.03%
Denton Bio Fuels LLC and American Bio Source LLC	(#,^)	624 W. University Dr. Suite 359, TX, TX 76201	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	41.6	41.6	43.2	0.01%
Color Graphic Press, Inc.	(#,^)	42 Main St., Nyack, NY 10960	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2027	76.7	76.7	80.4	0.02%
Executive Fitness & Nutrition Inc.	(#,^)	8610 Roosevelt Ave. Suite 2, Jackson Heights, NY 11372	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	12.9	12.9	13.5	—%
Heil & Hornik LLC dba Elysium Tennis	(#,^)	7637 C. Commerce Place, Plain City, OH 43064	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	856.8	856.8	967.3	0.26%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC dba Econo	(#,^)	421 S. Oak St., Pecos, TX 79772	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/27/2042	388.0	388.0	438.0	0.12%
New England Country Day School, Inc. and Thomas D. Walker	(#,^)	27 Kenosia Ave., Danbury, CT 06810	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	348.3	348.3	393.2	0.11%
Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham	(#,^)	1221 Kentucky Mills Dr., Louisville, KY 40299	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	974.4	974.4	1,100.1	0.30%
H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	(#,^)	5455 N 51st St., # 30, Glendale, AZ 85301	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	70.5	70.5	74.8	0.02%
Douglas K. Soderblom . dba Loma Linda Optometry	(#,^)	25815 Barton Rdad, Unit C104, Loma Linda, CA 92354	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	63.9	63.9	66.5	0.02%
Discount Price, LLC dba Robert's Market	(#,^)	2 Hill Rd., Franklin, NH 03235	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	190.3	190.3	214.8	0.06%
Schafer Fisheries Inc.	(#,^)	21985 Waller Rd., Fulton, IL 61252	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	233.9	233.9	264.1	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sea Smoke Barbeque, Corp and Danwen LLC	(#,^)	20 Island Farm Rd., Oak Bluffs, MA 02557	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	218.1	218.1	246.3	0.07%
Landmark Ventures USA, Inc.	(#,^)	475 Park Ave. South 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	119.9	119.9	124.0	0.03%
The Altitude Group, LLC and Core Home Security, LLC	(#,^)	949 Clint Moore Rd., Unit 949A, Boca Raton, FL 33487	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	28.1	28.1	29.1	0.01%
Citizens Lanes, LLC	(#,^)	5100 Goodson Connector Rd., Union City, GA 30291	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/31/2042	602.2	602.2	564.8	0.15%
Golden Hen Inc. dba Cafe	(#,^)	468 W. Cheltenham Ave., Philadelphia, PA 19126	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	41.4	41.4	42.9	0.01%
Bear Trail Lodge LLC	(#,^)	Mile 1 Bear Trail Rd., King Salmon, AK 99613	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	509.7	509.7	575.5	0.16%
Condron Brothers LLC DBA Luv 2 Play	(#,^)	4790 La Sierra Ave., Riverside, CA 92505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/19/2027	77.3	77.3	79.3	0.02%
Getting Even LLC dba The Zoo Health Club	(#,^)	377 South Willow St., Suite B 2-1, Manchester, NH 03103	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/21/2027	4.8	4.8	5.0	—%
Ralph's Hair Salon, Inc.	(#,^)	175 NW 14th St., Homestead, FL 33030	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/21/2042	46.1	46.1	52.0	0.01%
Resident Research, LLC	(#,^)	4400 Morris Park Dr. Suite M, Charlotte, NC 28277	Other Information Services	Term Loan	Prime plus 2.75%	4/24/2027	56.9	56.9	57.6	0.02%
JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	(#,^)	393 Charles St., Providence, RI 02904	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	204.4	204.4	230.8	0.06%
Sneads Ferry Foods, Inc. dba DQ Grill & Chill	(#,^)	920 Hwy. 210, Sneads Ferry, NC 28460	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	603.1	603.1	680.9	0.19%
Love and Glory Learning Center, Inc.	(#,^)	4911 N. 42nd St., Tampa, FL 33610	Social Assistance	Term Loan	Prime plus 2.75%	4/28/2042	71.9	71.9	81.2	0.02%
Fine Arts Center of Easley, Inc. dba Midtown Music	(#,^)	117 S. Pendleton St., Easley, SC 29640	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/2/2042	110.2	110.2	124.5	0.03%
Cable Management LLC	(#,^)	290 Pratt St., Meriden, CT 06450	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/3/2027	37.5	37.5	38.9	0.01%
Benchmark Building, Inc.	(#,^)	1439 Stargazer Terrace, Sanford, FL 32771	Construction of Buildings	Term Loan	Prime plus 2.75%	5/5/2027	14.7	14.7	14.9	—%
Innovation Transport, LLC	(#,^)	1 International Blvd, Mahwah, NJ 07495	Truck Transportation	Term Loan	Prime plus 2.75%	5/9/2027	51.3	51.3	53.4	0.01%
NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2042	20.2	20.2	22.8	0.01%
NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2027	57.9	57.9	59.3	0.02%
Estelle Finkel Educational Associates,LLC	(#,^)	125 West Mount Pleasant Ave., Livingston, NJ 07039	Educational Services	Term Loan	Prime plus 2.75%	5/11/2027	79.6	79.6	80.5	0.02%
B G F Bobby Q's Inc	(#,^)	447 N. Main St., Freeport, NY 11520	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2027	4.9	4.9	5.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sanderson Distribution Inc.	(#,^)	100 Daniel Dr., Alamo, CA 94507	Truck Transportation	Term Loan	Prime plus 2.75%	5/12/2027	6.9	6.9	6.9	—%
Arco Electrical Contractors Inc. dba Arco Construction Group	(#,^)	22-24 South Seventh St., Elizabeth, NJ 07202	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/16/2027	240.4	240.4	247.8	0.07%
5 Stars Learning Center Inc	(#,^)	14 Paine Ave., Irvington, NJ 07111	Social Assistance	Term Loan	Prime plus 2.75%	5/16/2042	57.0	57.0	64.4	0.02%
Computech Computers Inc.	(#,^)	40-24 76th St., Office #2B, Elmhurst, NY 11373	Educational Services	Term Loan	Prime plus 2.75%	5/17/2027	32.7	32.7	33.1	0.01%
Mr. B's Bicycles & Mopeds, Inc.	(#,^)	1870 S. 4th Ave., Yuma, AZ 85364	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/18/2042	135.5	135.5	153.0	0.04%
Bay Car Wash LLC	(#,^)	952 South Commercial St. and West Magnolia, Aransas Pass, TX 78336	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2042	111.7	111.7	126.1	0.03%
Waterford Plumbing Co, Inc.	(#,^)	2425 W. Cuyler Ave, Chicago, IL 60618	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2027	32.7	32.7	33.2	0.01%
PS Camping, Inc. dba Prospectors RV Resort	(#,^)	43659&43595 US Hwy. 50, Canon City, CO 81212	Accommodation	Term Loan	8.25%	5/19/2042	892.9	892.9	838.2	0.23%
Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	(#,^)	132 North Wellwood Ave, Lindenhurst, NY 11757	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/19/2042	537.9	537.9	607.3	0.17%
Tres K Deli,Grocery,Fruit and Meat Inc.	(#,^)	125 West Tremont Ave, Bronx, NY 10453	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/19/2027	5.4	5.4	5.6	—%
Hayden Trucking LLC	(#,^)	11540 Eagle Vista Dr., Fort Worth, TX 76179	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	95.2	95.2	99.5	0.03%
Innovim, LLC	(#,^)	6401 Golden Triangle Dr. Suite 200, Greenbelt, MD 20770	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2027	190.1	190.1	192.3	0.05%
Abdul Naushad MD PC dba Advanced Pain Centers	(#,^)	2865 James Blvd., Poplar Bluff, MO 63901	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/25/2042	372.3	372.3	420.4	0.11%
Locavore LLC dba Paloma Restaurant	(#,^)	401 S. Guadalupe St., Santa Fe, NM 87501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2027	32.7	32.7	33.4	0.01%
Beyond Waves A Unique Salon LLC and Lori Ann Carlson	(#,^)	2290 Foxon Rd Route 80, North Branford, CT 06471	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2027	3.9	3.9	4.0	—%
Hurricane Group, Inc.	(#,^)	312 West Fourth St., Carson City, NV 89703	Other Information Services	Term Loan	Prime plus 2.75%	5/26/2027	55.1	55.1	55.7	0.02%
Eagle Wood Works LLC	(#,^)	1448 Horsehead Rd., Lugoff, SC 29078	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	5/26/2027	7.8	7.8	8.0	—%
Chet Lemon Enterprises LLC dba All American Sports	(#,^)	1544 Lane Park Cutoff, Tavares, FL 32778	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/26/2042	733.0	733.0	827.5	0.23%
Swantown Inn & Spa LLC	(#,^)	1431 11th Ave. SE, Olympia, WI 98501	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	117.4	117.4	132.5	0.04%
Sage Oil LLC	(#,^)	8913 Egyptian Ave., Las Vegas, NV 89143	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/31/2027	14.7	14.7	14.9	—%
Haroon Baig,Inc.dba US1 Petrol	(#,^)	1280-1290 Dixwell Ave., Hamden, CT 06514	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2042	243.8	243.8	275.2	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Ricnet III, Inc. dba Edible Arrangements	(#,^)	716 Foxcroft Ave, Martinsburg, WV 25401	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/31/2027	9.7	9.7	9.9	—%
Funtime, LLC and Universal Entertainment Group LLC	(#,^)	13200 W. Foxfire Dr #144, Surprise, AZ 85387	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2027	48.3	48.3	49.1	0.01%
Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder	(#,^)	246 East Belt Blvd., Richmond, VA 23224	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/1/2042	42.2	42.2	47.7	0.01%
Skydive California, LLC	(#,^)	25001 S Kasson Rd, Tracy, CA 95301	Educational Services	Term Loan	Prime plus 2.75%	6/2/2027	36.3	36.3	37.9	0.01%
SCW, LLC dba Arthur Murray Dance Studio	(#,^)	2383 Old Dixwell Ave., Hamden, CT 06518	Educational Services	Term Loan	Prime plus 2.75%	6/2/2042	135.1	135.1	152.5	0.04%
Refoleen Inc dba Spice and Tea Exchange	(#,^)	849 E Commerce St. Suite 121, San Antonio, TX 78205	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/8/2027	2.3	2.3	2.4	—%
ESA 365 Corp and Lucathor Realty LLC	(#,^)	2420 Grand Ave., Baldwin, NY 11520	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2042	20.8	20.8	23.5	0.01%
Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	(#,^)	577 Main Ave., Paterson, NJ 07055	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2042	85.6	85.6	96.6	0.03%
Hull's Kitchen, LLC and HK Too, LLC	(#,^)	19 Hull Shore Dr, Hull, MA 02045	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2042	91.3	91.3	103.1	0.03%
Susan Hughes dba Aloha Junction B and B	(#,^)	19-4037 Olapalapa Rd., Volcano, HI 96785	Accommodation	Term Loan	Prime plus 2.75%	6/14/2042	57.0	57.0	64.4	0.02%
All Regional Recyclers of Wood LLC dba ARROW,Superior Carting,LLC dba	(#,^)	104 Wooster St., Bethel, CT 06801	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/15/2042	287.3	287.3	324.3	0.09%
JAM Media Solutions, LLC	(#,^)	4744 Tackawanna St., Philadelphia, PA 19124	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/15/2027	23.7	23.7	24.0	0.01%
Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	(#,^)	11535 Carmel Commons Blvd. Suite 200, Charlotte, NC 28226	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/16/2042	371.6	371.6	419.6	0.11%
Scarlet Spartan Inc.dba FastSigns of Brighton	(#,^)	533 W. Grand River Ave., Brighton, MI 48116	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	11.8	11.8	12.1	—%
Birches Group, LLC	(#,^)	228 East 45th St. 12th FL South, New York, NY 10017	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2027	33.1	33.1	33.5	0.01%
Northern Industries, LLC	(#,^)	W 5585 Dehart Dr., Tomahawk, WI 54484	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/23/2042	53.6	53.6	60.6	0.02%
Vella Construction Enterprises, Inc. dba Vella Construction	(#,^)	318 28th Ave., San Mateo, CA 94403	Construction of Buildings	Term Loan	Prime plus 2.75%	6/23/2027	14.9	14.9	15.1	—%
Ains Holding Company, LLC	(#,^)	122 West 26th St., New York, NY 10001	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2027	837.0	837.0	851.9	0.23%
Four Seasons Laser Center Inc.	(#,^)	4720 NW 2nd Ave. Unit D-104 and Unit D-105, Boca Raton, FL 33498	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/26/2042	208.4	208.4	235.3	0.06%
Citibin, Inc.	(#,^)	254 36th St., Suite B519, Brooklyn, NY 11232	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	6/27/2027	38.9	38.9	39.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	(#,^)	211 East 25th St., Norfolk, VA 23504	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/27/2030	188.8	188.8	202.4	0.06%
Akal Express Inc. dba Truck Trailer Service Stop	(#,^)	2901 I 40 West, Vega, TX 79092	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/28/2042	24.0	24.0	27.1	0.01%
Foxhop Fitness, LLC	(#,^)	4211 NW Federal Hwy., Jensen Beach, FL 34957	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	60.1	60.1	61.0	0.02%
Old Dominion Transportation Group, Inc.	(#,^)	2510 Hunters Place, Suite 202, Woodbridge, VA 22192	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2027	765.1	765.1	778.8	0.21%
Best Bees Company	(#,^)	839 Albany St., Boston, MA 02119	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	6/29/2027	14.9	14.9	15.1	—%
Ocean Trans LLC and Dehal Trucking LLC	(#,^)	760 W. Charter Way, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2027	392.9	392.9	397.5	0.11%
Stiegelbauer Associates Inc.	(#,^)	63 Flushing Ave., Unit 101, Building 280, Brooklyn, NY 11205	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2027	204.1	204.1	213.5	0.06%
Oakhill Farms, LLC	(#,^)	15 Carl St., Johnston, RI 02919	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	76.8	76.8	82.5	0.02%
Intellixion LLC	(#,^)	7447 Egan Dr, Suite 110 A, Savage, MN 55378	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/29/2027	2.5	2.5	2.5	—%
Greensboro Plastic Surgical Associates, PA	(#,^)	2716 Henry St., Greensboro, NC 27405	Ambulatory Health Care Services	Term Loan	6%	6/29/2042	535.0	535.0	495.2	0.14%
The Country House Restaurant, LLC and Pelton Real Estate, LLC	(#,^)	677 US Route 7, Pittsford, VT 05763	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2042	47.3	47.3	53.4	0.01%
Hamilton & Associates Real Estate and Investments Firm LLC	(#,^)	11776 West Sample Rd., Coral Springs, FL 33065	Real Estate	Term Loan	Prime plus 2.75%	6/30/2042	50.0	50.0	56.5	0.02%
J. T. O'Neill Company, L.L.C	(#,^)	19972 Willowin Farm Lane, Purcellville, VA 20132	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	9.9	9.9	10.1	—%
New Chicago Wholesale Bakery Inc.	(#,^)	795 Touhy Ave., Elk Grove Village, IL 60007	Food Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	11.0	11.0	11.4	—%
BQRS, Inc. DBA Gresham Meineke Car Care Center	(#,^)	18081 SE Division St., Portland, OR 97236	Repair and Maintenance	Term Loan	0%	6/30/2027	51.3	51.3	48.4	0.01%
J&M Civil Construction Services LLC	(#,^)	1221 County Rd. 4371, Decatur, TX 76234	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	72.5	72.5	73.5	0.02%
Thrifty Market Inc dba Thrifty Foods	(#,^)	702 10th St., Wheatland, WY 82201	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/6/2027	72.0	72.0	73.9	0.02%
McCord Holdings, Inc. dba Fast Signs 176101	(#,^)	7640 N. Wickham Rd., Melbourne, FL 32940	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/7/2027	11.5	11.5	11.7	—%
Koep Companies dba Pipestone True value	(#,^)	207 East Main St., Pipestone, MN 56164	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/14/2042	302.7	302.7	341.7	0.09%
Wildflour Bakery & Cafe, LLC	(#,^)	5137 Clareton Dr., Suite 100,110 & 120, Agoura Hills, CA 91301	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2027	15.1	15.1	15.8	—%
Aitheras Aviation Group, LLC(OH) , Aitheras Aviation Group, LLC(FL)	(#,^)	2301 N Marginal Rd., Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus 2.75%	7/18/2027	552.1	552.1	560.8	0.15%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Matrix Z LLC	(#,^)	800 SW 21st Terrace, Fort Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 3.75%	7/19/2027	5.6	5.6	6.1	—%
Obok LLC	(#,^)	2720 S. Havana St., Unit H, Aurora, CO 80014	Food Manufacturing	Term Loan	Prime plus 2.75%	7/21/2027	8.0	8.0	8.3	—%
Lil Tots' Learning Center LLC	(#,^)	3042 S 78th St, Tampa, FL 33619	Social Assistance	Term Loan	Prime plus 2.75%	7/21/2042	25.6	25.6	29.0	0.01%
Ocean Trans LLC	(#,^)	1415 W Andersonr Way, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	7/21/2027	26.3	26.3	26.6	0.01%
Gilles Peress Studio LLC	(#,^)	76 Lafayette Ave, Brooklyn, NY 11217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2027	41.3	41.3	41.9	0.01%
Oberon IT, Inc.	(#,^)	1404 W. Walnut Hill Lane, Irving, TX 75038	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/26/2027	146.5	146.5	151.0	0.04%
HQTRONIC LLC	(#,^)	10135 S. Roberts Rd., Ste. 209, Palos Hills, IL 60465	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/27/2027	15.1	15.1	15.3	—%
Sharon G McMillen, MA Psychologist, Inc.	(#,^)	216 West Main St, Kingwood, WV 26537	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/28/2027	12.5	12.5	12.6	—%
Work of Heart Inc dba Little Nest Portraits	(#,^)	1000 Merdian Blvd., Suite 112, Franklin, TN 37067	Professional, Scientific, and Technical Services	Term Loan	7.5%	7/28/2027	35.7	35.7	33.5	0.01%
HMG Strategy LLC,	(#,^)	191 Post Rd. W., Westport, CT 06880	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2027	32.2	32.2	32.6	0.01%
L & J Corporate Services Inc	(#,^)	866 NW 110th Ave., Coral Springs, FL 33071	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2027	3.9	3.9	3.9	—%
Roundhay Partners LLC and Roundhay Farming LLC	(#,^)	6160 Granite Spring Rd., Somerset, CA 95684	Crop Production	Term Loan	8.25%	8/8/2042	845.4	845.4	766.0	0.21%
D'Amato & Sons Construction, Inc.	(#,^)	117 Oak St., Amityville, NY 11701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/11/2027	5.6	5.6	5.8	—%
Chester's World Enterprise LLC	(#,^)	140 W Alameda Dr., Suite 104, Tempe, AZ 85282	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/16/2027	15.3	15.3	15.7	—%
Tony Herring & Associates, Inc	(#,^)	211 West Camellia Dr., Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/17/2027	5.1	5.1	5.1	—%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd. Ste. 109 & 111, Joliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/18/2027	13.1	13.1	13.4	—%
L&V Auto Sales, Inc.	(#,^)	1504 West Franklin Blvd., Gastonia, NC 28052	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/21/2027	12.2	12.2	12.8	—%
Damiano Global Corp	(#,^)	333 Birch Hills Dr., Rochester, NY 14622	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	15.2	15.2	15.8	—%
Delicias de Minas Restaurant, LLC	(#,^)	168-170 McWhorter St., Newark, NJ 07105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2027	135.4	135.4	141.9	0.04%
Genuine Ventures LLC and Seaweed Ventures LLC	(#,^)	432 S Franklin St, Juneau, AK 99801	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2030	466.9	466.9	493.3	0.13%
Parlay Disributors LLC	(#,^)	20 Medford Ave, Suite 104, Patchogue, NY 11772	Educational Services	Term Loan	Prime plus 2.75%	8/25/2027	75.2	75.2	76.6	0.02%
Lake County Tow LLC	(#,^)	15409 Country Rd. 565A, Clermont, FL 34711	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/25/2042	81.3	81.3	91.7	0.03%
Blue EagleTransport Inc, Greeneagle Transport Inc & Golden Eagle Tran	(#,^)	377 Boston Post Rd., Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/31/2027	287.2	287.2	293.3	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Big Coop's Trucking LLC	(#,^)	3066 Misty Creek Dr.., Swartz, MI 48473	Truck Transportation	Term Loan	Prime plus 2.75%	9/1/2027	68.5	68.5	71.1	0.02%
Dreaming Big Learning Center Inc	(#,^)	3301 W Oak St, Kissimmee, FL 34741	Social Assistance	Term Loan	Prime plus 2.75%	9/5/2042	353.5	353.5	399.1	0.11%
Crazy Beatz Productions LLC	(#,^)	20014 NE 138th St., Kearney, MO 64060	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 3.75%	9/7/2027	3.7	3.7	3.9	—%
South Fulton Landscape & Nursery, Inc.	(#,^)	3415 Enon Rd., College Park, GA 30349	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/7/2042	93.1	93.1	105.1	0.03%
Foxtail, LLC and Tottly New Services Corp	(#,^)	1481 Highland Ave., Cheshire, CT 06410	Social Assistance	Term Loan	Prime plus 2.75%	9/8/2042	270.9	270.9	305.9	0.08%
Health & Performance Center, LLC	(#,^)	1862 Craigshire Rd., Saint Louis, MO 63146	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2027	14.0	14.0	14.2	—%
Morgan Lynn Kerstetter dba Catherine School of Dance	(#,^)	315 Mill St. 3rd Floor, Danville, PA 17821	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/11/2027	5.1	5.1	5.4	—%
Town & Country Transportation Co. and Popco, LLC.	(#,^)	191 Arch St., New Britain, CT 06051	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/12/2042	156.8	156.8	177.1	0.05%
Rajbai Maa Inc. dba Nara Lounge	(#,^)	244-252 Atwells Ave., Providence, RI 02903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2042	363.5	363.5	410.4	0.11%
Alaska Motor Home Inc	(#,^)	6633 Brayton Dr, Anchorage, AK 99507	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/13/2027	237.3	237.3	240.5	0.07%
Nails By Mercede LLC	(#,^)	2994 and 2996 Edgewater Dr., Orlando, FL 32804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2027	9.8	9.8	10.1	—%
Fox Valley Rentals & Investments, LLC	(#,^)	2906 E. Newberry St., Appleton, WI 54915	Food Services and Drinking Places	Term Loan	Prime plus 3.75%	9/13/2027	5.2	5.2	5.6	—%
Li Family Spokane LLC	(#,^)	21 E. Lincoln Rd., Spokane, WA 99208	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2042	357.7	357.7	403.9	0.11%
Tarleton & Family Landscaping, LLC	(#,^)	125 E Center St., Midland Park, NJ 07432	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/15/2027	57.0	57.0	58.4	0.02%
CIS BIG DOG, LLC	(#,^)	8920 US HWY, 62 WEST, Cynthiana, KY 41031	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/19/2027	46.7	46.7	48.9	0.01%
Stone's Construction and Remodeling, LLC	(#,^)	5210 Kaylin Dr., Akron, OH 44319	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/19/2027	3.6	3.6	3.6	—%
Sound Manufacturing, Inc. & Monster Power Equipment, Inc.	(#,^)	51 Donnelley Rd., Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	136.3	136.3	141.9	0.04%
Montessori Community School	(#,^)	123 South Navarra Dr., Scotts Valley, CA 95066	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	254.9	254.9	287.8	0.08%
CR Park Incorporated dba Define Body and Mind	(#,^)	49 W. Allandale Ave., Allendale, NJ 07401	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	40.5	40.5	41.8	0.01%
Imagine By Carleen, Inc.	(#,^)	1404 Del Prado Blvd. South, Units 100 & 105, Cape Coral, FL 33904	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2027	5.1	5.1	5.4	—%
NY Tent LLC & NY Tent Parent, LLC dba Tent Company of New York	(#,^)	1401 Lakeland Ave., Bohemia, NY 11716	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/20/2027	704.3	704.3	734.7	0.20%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Insight Diagnostic Technologist Services	(#,^)	2030 Forest Ave., Suite 110, San Jose, CA 95128	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	226.7	226.7	232.2	0.06%
Sallee Pro-Custom Fabrication Shop LLC	(#,^)	8865 North County Rd. 600 W, Scipio, IN 47273	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/21/2027	6.2	6.2	6.5	—%
JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn	(#,^)	4864 Arthur Kill Rd. Units 102,103,104 & 105, Staten Island, NY 10309	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2027	15.4	15.4	15.6	—%
KB Waterjet Cutting LLC	(#,^)	4330 Parker Lane, Addis, LA 70710	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2027	7.0	7.0	7.2	—%
Inspirations Food Design, Inc	(#,^)	1338 Memorial Ave., West Springfield, MA 01089	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/26/2042	432.8	432.8	488.6	0.13%
Complete Care IT LLC	(#,^)	4801 South University Dr., Suite 125, Davie, FL 33328	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2027	10.1	10.1	10.2	—%
Technologist Inc	(#,^)	3120 Farview Dr., Suite 610, Falls Church, VA 22042	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2027	169.6	169.6	177.7	0.05%
Pets A Go Go LLC	(#,^)	589 North State Rd., Briarcliff Manor, NY 10510	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/28/2042	184.7	184.7	208.5	0.06%
Rhode Island Tennis Management LLC	(#,^)	636 Centerville Rd., Warwick, RI 02886	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	522.9	522.9	590.4	0.16%
Rhode Island Tennis Management LLC	(#,^)	636 Centerville Rd., Warwick, RI 02886	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	364.1	364.1	411.1	0.11%
Nicholson Lumber Co Inc.	(#,^)	377 Main St., Nicholson, PA 18446	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2030	168.3	168.3	180.4	0.05%
Sashshel Corporation	(#,^)	676 Franklin Blvd, Somerset, NJ 08873	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2042	197.8	197.8	223.3	0.06%
Threads of Time LLC	(#,^)	207 S Buchanan St., Danville, IL 61832	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/29/2042	127.9	127.9	144.4	0.04%
Miechella Suzette Decker	(#,^)	3515 Main St., Exmore, VA 23350	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/29/2042	44.8	44.8	50.6	0.01%
Dan Cline Transport Inc.	(#,^)	501 State Dr., Mount Vernon, MO 65712	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2030	775.2	775.2	811.9	0.22%
Harco Metal Products Inc	(#,^)	7895 East Acoma Dr. Suite 102, Scottsdale, AZ 85260	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	458.9	458.9	518.1	0.14%
Ains Holding Company LLC	(#,^)	122 W. 26th St., New York, NY 10001	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	10/2/2027	68.6	68.6	70.1	0.02%
Becky Lou Corp dba Rent A Center	(#,^)	3578 Route 611, Suite 210, Bartonsville, PA 18321	Rental and Leasing Services	Term Loan	Prime plus 2.75%	10/2/2027	62.9	62.9	65.1	0.02%
Pro Anderson, LLC	(#,^)	1092 Hampton Inn Way, Suite 400, Jacksonville, NC 28546	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	37.4	37.4	38.2	0.01%
On Call Services LLC	(#,^)	15060 281St Ave. NW, Zimmerman, MN 55398	Construction of Buildings	Term Loan	Prime plus 2.75%	10/13/2027	12.5	12.5	13.1	—%
Cortez Landscaping, LLC	(#,^)	4 Powder Rd., Norwalk, CT 06854	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/13/2027	13.3	13.3	13.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

H and K Dry Cleaning LLC ,Quintero Shopping Center LLC,Aqua Laundry, L	(#,^)	1227 Burnside Ave., East Hartford, CT 06108	Electronics and Appliance Stores	Term Loan	9%	10/17/2042	60.7	60.7	57.0	0.02%
Blueridge Armor LLC	(#,^)	1495 Hwy. 74-A Bypass, Suite 150192, Spindale, NC 28160	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/17/2027	5.7	5.7	5.9	—%
Island Refrigeration & AC Inc	(#,^)	3201 Flagler Ave., Unit 510 & 511, Key West, FL 33040	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/18/2042	123.5	123.5	139.4	0.04%
The Jig, LLC	(#,^)	3115 Camp Phillips Rd., Wausau, WI 54403	Food Services and Drinking Places	Term Loan	8.25%	10/24/2042	23.4	23.4	21.9	0.01%
Suzie LLC dba Tony D's Restaurant	(#,^)	92 Huntington St., New London, CT 06320	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2042	81.5	81.5	92.1	0.03%
Schafer Fisheries Inc	(#,^)	21985 Waller Rd., Fulton, IL 61252	Food Manufacturing	Term Loan	Prime plus 2.75%	10/25/2027	26.3	26.3	27.6	0.01%
Grand Blanc Lanes, Inc.	(#,^)	5301 S. Saginaw Rd., Flint, MI 48507	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/25/2027	10.4	10.4	10.9	—%
Ashore Ventures Inc dba PuroClean Professional Restoration	(#,^)	909 SE Everett Mall Way Ste A-140, Everett, WA 98208	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2027	10.1	10.1	10.3	—%
Blue Eagle Transport Inc , Golden Eagle Transport, Inc & Green Eagle T	(#,^)	377 Boston Post Rd. Unit B, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/27/2027	28.7	28.7	29.3	0.01%
Sage Oil LLC	(#,^)	8913 Egyptian Ave., Las Vegas, NV 89143	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/27/2027	6.9	6.9	7.1	—%
The Five Lakes LLC	(#,^)	13705 Holmes Rd., Kansas City, MO 64154	Educational Services	Term Loan	Prime plus 2.75%	10/30/2042	442.7	442.7	499.8	0.14%
Die Hard Used Car Sales	(#,^)	1668 West Grand Ave., Phoenix, AZ 85007	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/30/2042	52.7	52.7	59.5	0.02%
Rachael Reel dba Rachel Reel Insurance Age	(#,^)	208 Bank St., Lenoir, TN 37771	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/31/2027	5.2	5.2	5.3	—%
Berza TLG,LLC dba The Little Gym of Lake Charles	(#,^)	1301 E McNeese St., Suite 201, Lake Charles, LA 70607	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/31/2027	29.2	29.2	29.9	0.01%
Edge Studios Inc Radiant Yoga LLC	(#,^)	448 Howe Ave, Sacramento, CA 95825	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/1/2027	49.1	49.1	50.2	0.01%
Top Quality Dent Service LLC	(#,^)	1541 Vapor Trail, Colorado Springs, CO 80905	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/2/2027	4.2	4.2	4.3	—%
Sterling Campbell Insurance Agency, Inc	(#,^)	36359 North Gantzel Rd. Suite 102, San Tan Valley, AZ 85140	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/3/2027	5.2	5.2	5.3	—%
S & S Auto Body Shop Inc.	(#,^)	5001 W. Clay St., Richmond, VA 23230	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/3/2042	143.4	143.4	161.9	0.04%
His Loving Hands Christian Academy, Inc.	(#,^)	15020 Harrison St., Miami, FL 33176	Social Assistance	Term Loan	Prime plus 2.75%	11/6/2042	85.6	85.6	96.7	0.03%
JNP Delivery Inc	(#,^)	4500 North Providence # 7, Appleton, WI 54913	Couriers and Messengers	Term Loan	6%	11/7/2027	6.7	6.7	6.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Wing King at the Gardens LLC	(#,^)	4235 South Fort Apache Rd., Suite 250, Las Vegas, NV 89147	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2027	6.8	6.8	6.9	—%
Paramount Dance Studios Inc. and Homestead Dance Supply	(#,^)	112 N Krome Ave., Homestead, FL 33030	Educational Services	Term Loan	Prime plus 2.75%	10/14/2043	441.1	441.1	498.0	0.14%
J R Wholesale Tires & Auto Center, LLC	(#,^)	822 Cameron Lane, Lugoff, SC 29078	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/15/2042	12.6	12.6	14.2	—%
Marcaco LLC	(#,^)	124 Lincoln Ave., Colonie, NY 12205	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	11/15/2042	498.6	498.6	562.9	0.15%
Auto Rx LLC,J&P Auto Repair Inc	(#,^)	91 & 95 Woodbury Rd., Hicksville, NY 11801	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2042	183.2	183.2	206.8	0.06%
H & H Hotshot Services, Inc.	(#,^)	5455 N. 51st Ave. Suite 30, Glendale, AZ 85301	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/16/2027	49.0	49.0	50.4	0.01%
Maya Motel, LLC dba Town House Motel	(#,^)	1701 Washington Ave, Waco, TX 76701	Accommodation	Term Loan	Prime plus 2.75%	11/17/2042	53.2	53.2	60.1	0.02%
SSI Refrigerated Express Inc. and Robert M Stallone	(#,^)	1001 E. Cooley Dr. Suite 102, Colton, CA 92324	Truck Transportation	Term Loan	Prime plus 2.75%	11/17/2027	45.2	45.2	46.2	0.01%
Southern Specialty Contractor, LLC & Ronald David Holbrook Jr.	(#,^)	1990 Flippen Rd., Stockbridge, GA 30281	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/17/2027	37.1	37.1	37.8	0.01%
B Lam LLC	(#,^)	9419 Kenwood Rd., Cincinnati, OH 45242	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/20/2042	169.2	169.2	191.0	0.05%
Grumpy's Restaurant Company, LLC	(#,^)	834 Kingsley Ave, Orange Park, FL 32073	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	49.8	49.8	50.6	0.01%
Cali Fit Meals	(#,^)	3450 East Orangethrope Ave., Anaheim, CA 92806	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	15.8	15.8	16.3	—%
PB Market LLC dba Pure Barre	(#,^)	164-C Market St, Charleston, SC 29401	Educational Services	Term Loan	Prime plus 2.75%	11/21/2027	76.0	76.0	77.2	0.02%
Webtez Inc dba Mod Vans	(#,^)	1673 Donlon St., Suite 202, Ventura, CA 93003	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/22/2027	49.0	49.0	49.9	0.01%
JMD Corporation dba Dart's True Value	(#,^)	121 South Main St., Payette, ID 83661	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/22/2027	13.1	13.1	13.6	—%
Step Up Academy of the Arts, LLC	(#,^)	2258A Wigwam Pkwy., Henderson, NV 89074	Educational Services	Term Loan	Prime plus 2.75%	11/22/2027	11.0	11.0	11.2	—%
Beacon Brewing LLC and C' Sons, LLC	(#,^)	700 Lincoln St., Lagrange, GA 30204	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	118.5	118.5	133.8	0.04%
OPH Lexington, Inc	(#,^)	235 Walton Ave., Lexington, KY 40502	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	178.1	178.1	201.0	0.05%
Our Playhouse Preschool, LLC	(#,^)	3501 NC Hwy. 54 W, Chapel hill, NC 27516	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	218.9	218.9	247.1	0.07%
WTI Distribution Inc	(#,^)	5491 E Francis St, Ontario, CA 91761	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/30/2027	28.0	28.0	29.0	0.01%
Skin Beauty Bar Inc. and Tameka J. Mathis	(#,^)	749 8th St. SE 2nd Floor, Washington, DC 20003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2027	6.3	6.3	6.5	—%
J. Venture Holdings, LLC	(#,^)	2285 St. Andrews Ave., Zachary, LA 70791	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2027	8.7	8.7	9.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

PS Camping Inc.	(#,^)	43595 US Hwy 50, Canon City, CO 81212	Accommodation	Term Loan	8.25%	12/1/2027	17.4	17.4	16.9	—%
Utara LLC	(#,^)	214 Pine St, Sandpoint, ID 83864	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	16.5	16.5	17.0	—%
Square1 Partners, LLC	(#,^)	1088 Greenbriar Lane, Northbrook, IL 60062	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/1/2027	44.1	44.1	44.8	0.01%
Linda Jean Howard Riley dba The Rusty Bolt	(#,^)	22345 W. Rt 66, Seligman, AZ 86337	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/1/2042	19.6	19.6	22.2	0.01%
Salud Bar & Grill LLC	(#,^)	1413 Bushwick Ave, Brooklyn, NY 11207	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	39.8	39.8	40.5	0.01%
Healthcare Interventions, Inc dba Brightstar Healthcare of & Brightsta	(#,^)	5300 W. Atlantic Ave. Suite 501, Delray Beach, FL 33484	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/4/2027	10.6	10.6	10.8	—%
Oil Palace, Inc.	(#,^)	10408 Hwy. 64 East, Tyler, TX 75707	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	945.4	945.4	1,067.3	0.29%
ODS Inc	(#,^)	626 N Delsea Dr., Glassboro, NJ 08028	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/6/2027	34.7	34.7	35.8	0.01%
Kim Howard Corp dba NPN Machine Tools	(#,^)	9130 Wayfarer Lane, Houston, TX 77075	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/7/2042	562.5	562.5	635.0	0.17%
Clear Sound Communications, Inc	(#,^)	680 Old Medford Ave, Medford, NY 11763	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/8/2027	2.6	2.6	2.7	—%
AV Strategy Inc	(#,^)	9468 American Eagle Way Suite 100, Orlando, FL 32837	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/8/2027	344.6	344.6	355.9	0.10%
LPB LPB Property Management Inc dba Wilderness View Cabins & Ellijay C	(#,^)	498 Wilderness View, Chatsworth, GA 30705	Real Estate	Term Loan	Prime plus 2.75%	12/12/2042	93.5	93.5	105.5	0.03%
A-1 Van Services Inc	(#,^)	154 Sandy Creek Rd., Verona, PA 15147	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/12/2027	519.4	519.4	541.5	0.15%
Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC	(#,^)	1120 Wren School Rd., Piedmont, SC 29673	Gasoline Stations	Term Loan	Prime plus 2.75%	12/12/2027	35.1	35.1	35.6	0.01%
Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation	(#,^)	3031 Patrick St, Kissimmee, FL 34741	Air Transportation	Term Loan	8.25%	12/12/2027	430.9	430.9	404.2	0.11%
Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 78550	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/12/2027	326.0	326.0	339.2	0.09%
Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Dr., Memphis, TN 38134	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2042	81.8	81.8	92.4	0.03%
Hardway Inc & AFC Leasing Inc	(#,^)	12533 S. 73rd E. Place, Bixby, OK 74008	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2027	556.9	556.9	565.8	0.15%
Royalty Freight Inc	(#,^)	3728 W Mckinley Ave., Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2027	477.1	477.1	484.7	0.13%
Atlas Geo-Constructors, LLC	(#,^)	3466 Thomasville Rd., Winston Salem, NC 27107	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2027	238.6	238.6	248.2	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Barcade Holdings, LLC ,Barcade LLC,& Barcade New Haven LLC	(#,^)	148 West 24th St., New York, NY 10011	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	12/14/2027	41.8	41.8	42.7	0.01%
Heung Kyun Im	(#,^)	6235 Conlan Bay Dr., Houston, TX 77041	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2027	10.9	10.9	11.1	—%
AADJ Empire Inc and AADJ Galaxy Inc.	(#,^)	1599 Post Rd., Warwick, RI 02888	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2042	169.5	169.5	191.4	0.05%
LP Industries Inc. dba Childforms	(#,^)	2040 Norwood St. SW, Lenoir, NC 28645	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	59.3	59.3	61.8	0.02%
Beale Street Blues Company Inc.dba B.B. King's Club-Memphis	(#,^)	149 Monroe Ave., Memphis, TN 38103	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2027	714.0	714.0	727.1	0.20%
Legion Bowl, Inc & Legion Pub Inc	(#,^)	661 Park St., Cranston, RI 02910	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/15/2042	309.4	309.4	349.3	0.10%
1-0 Granny's Helpful Hands, LLC	(#,^)	705 East Lake St., Minneapolis, MN 55407	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2027	15.9	15.9	16.2	—%
Ocean Trans LLC & Dehal Trucking LLC	(#,^)	1415 W. Anderson St., Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2042	586.1	586.1	661.8	0.18%
Peanut Butter & Co., Inc	(#,^)	119 West 57th St., Suite 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2027	159.2	159.2	161.7	0.04%
Best Quality Home Care LLC	(#,^)	317 S Berry St., Centralia, WA 98531	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/19/2027	4.2	4.2	4.3	—%
Auto Excellance of Fort Myers Inc.	(#,^)	3105 Fowler St., Fort Myers, FL 33901	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/19/2042	99.4	99.4	112.2	0.03%
DBMS Consulting, Inc.	(#,^)	164 West 83rd St.- Units 1F/1P, New York, NY 10024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2027	54.3	54.3	56.5	0.02%
DHD Enterprise LLC dba Edible Arrangements #1699	(#,^)	828 Washington Ave., Miami Beach, FL 33139	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	16.4	16.4	16.9	—%
CT Auto Spa LLC	(#,^)	39 Albany Turnpike, West Simsbury, CT 06092	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2027	154.8	154.8	162.6	0.04%
Blue Lagoon Resort, LLC dba Hill View Cottages	(#,^)	3670 Lake Shore Dr., Lake George, NY 12845	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	176.1	176.1	198.9	0.05%
O'Rourke's Diner, LLC	(#,^)	728 Main St., Middleton, CT 06457	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	2.7	2.7	2.8	—%
Muckamuck Trucks, Inc.	(#,^)	510 S Spring St., Ukiah, CA 95482	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	9.7	9.7	10.1	—%
Landmark Ventures USA Inc	(#,^)	475 Park Ave. South 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	12/22/2027	44.2	44.2	44.9	0.01%
Lab Partner, LLC and Beechtree Diagnostics, LLP and Cottonwood Diag	(#,^)	12351 Gateway Park Place, Draper, UT 84020	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2027	550.6	550.6	561.5	0.15%
Salida Family Chiropractic-PPLC dba Salida Sport and Spine	(#,^)	203 G St., Salida, CO 81201	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	8.5	8.5	8.6	—%
Medical Plaza of Boro Park PC	(#,^)	1266 51St 1st Floor, Brooklyn, NY 11219	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	27.0	27.0	27.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Anderson Farms Inc	(#)	271 West Hwy. 30, Burley, ID 83318	Truck Transportation	Term Loan	7.5%	12/22/2027	4,214.0	4,214.0	3,963.0	1.08%
Social Link LLC	(#,^)	41Peabody St., Nashville, TN 37210	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	8.0	8.0	8.1	—%
Farec, Inc	(#)	30250 W Nine Mile Rd., Farmington, MI 48336	Amusement, Gambling, and Recreation Industries	Term Loan	7.5%	12/29/2042	242.4	242.4	225.5	0.06%
Sandfree Systems LLC	(#,^)	116 Cricket Ave. Suite B, Ardmore, PA 19003	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/5/2028	5.4	5.4	5.6	—%

Crad Holding LLC dba Neighborhood Laundry of Bloomfield	(#,^)	60 Dodd St., Bloomfield, NJ 07003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/5/2028	44.0	44.0	44.8	0.01%
Human Resource Time Manager LLC	(#,^)	2737 Humphrey St., East Elmhurst, NY 11369	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/8/2028	11.0	11.0	11.6	—%
Work of Heart Inc dba Little Nest Portraits	(#)	1000 Merdian Blvd., Suite 112, Franklin, TN 37067	Professional, Scientific, and Technical Services	Term Loan	7.5%	1/10/2028	4.2	4.2	4.0	—%
Specialized Dairy Processors LLC and Nathaly Zapata	(#,^)	2200 N Commerce Pkwy., Weston, FL 33326	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/16/2028	46.5	46.5	47.3	0.01%
Lou & Choo Enterprises Inc dba Lou & Choo Lounge	(#,^)	2101,2103 & 2105 West Hunting Park Ave, Philadelphia, PA 19140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2043	107.8	107.8	121.7	0.03%
MedWorxs Inc.	(#,^)	6857 Timbers Dr., Evergreen, CO 80439	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2028	56.3	56.3	57.3	0.02%
Lavish Specs Inc	(#,^)	262 Glen St., Glen Cove, NY 11542	Machinery Manufacturing	Term Loan	Prime plus 2.75%	1/19/2028	5.4	5.4	5.5	—%
Weeping Willow Kennels, Inc.	(#,^)	6041 Hammond School Rd., Salisbury,, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2028	7.5	7.5	7.9	—%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd., Juliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/23/2028	5.5	5.5	5.7	—%
Flair Interiors, Inc dba Giant Don's Flooring America	(#,^)	7725 Old Seward Hwy., Anchorage, AK 99502	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	1/24/2028	98.3	98.3	103.5	0.03%
Concrete Services LLC and James Ward	(#,^)	24 County Rd. 901, Jemison, AL 35085	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/25/2028	71.5	71.5	73.9	0.02%
Parati USA Inc	(#,^)	1018 Wilt Ave., Ridgefield, NJ 07657	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	1/25/2028	12.1	12.1	12.3	—%
New Phaze Packaging Inc	(#,^)	9533 Irondale Ave., Los Angeles, CA 91311	Paper Manufacturing	Term Loan	Prime plus 2.75%	1/26/2043	898.5	898.5	1,014.5	0.28%
WydeBodi, LLC dba Wyde Bodi Auto Tags	(#,^)	706 North 37th St., Philadelphia, PA 19104	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/30/2043	44.5	44.5	50.2	0.01%
Rocco'sLandscaping LLC	(#,^)	151 Kitts Lane, Newington, CT 06111	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2043	70.2	70.2	79.3	0.02%
USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	2290 NW 21st Terrace, Miami, FL 33142	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/31/2028	10.7	10.7	11.0	—%
Midlothian Hardware Inc dba Grills True Value	(#,^)	4751 West 147th St., Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	2/2/2028	10.8	10.8	11.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Macrotech Integrated Management Solutions dba Extreme Lawn Care	(#,^)	2425 Durrance LN, Ormond Beach, FL 32174	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/5/2028	8.7	8.7	9.1	—%
De La Vega LLC dba De La Vega Deland and De La Vega Oviedo	(#,^)	128 North Woodland Blvd, Deland, FL 32720	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2028	49.7	49.7	51.2	0.01%
Apps Inc., Market Share, and Singular Leaseholdings LLC	(#,^)	800 Village Walk #159, Guilford, CT 06437	Telecommunications	Term Loan	Prime plus 2.75%	2/8/2028	378.3	378.3	385.2	0.11%
Tony Herring & Associates, Inc.	(#,^)	211 West Camellia Dr., Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/9/2028	6.0	6.0	6.3	—%
Quality Machine of Iowa, Inc	(#,^)	1040 4th Ave., Audubon, IA 50025	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/9/2028	1,013.1	1,013.1	1,053.6	0.29%
Start "UP "Dreams, Inc dba SDC Concrete and Start"UP" Dream Constructi	(#,^)	30521 134th St SE, Sultan, WA 98294	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/9/2028	53.4	53.4	55.2	0.02%
Margab Inc dba Smoothie King	(#,^)	14200 SW 8th St Unit #102, Miami, FL 33184	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/13/2028	9.2	9.2	9.4	—%
JumboMarkets, Inc.	(#,^)	15500 SW Trail Dr., Indiantown, FL 34956	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/13/2028	149.9	149.9	154.0	0.04%
Lulinjett LLC dba All American Printing & Design	(#,^)	4621 Bayshore Rd., Fort Myers, FL 33917	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/14/2043	99.8	99.8	112.6	0.03%
Town & Country Transportation Co.	(#,^)	191-193 Arch St., New Britain, CT 06051	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/16/2028	47.6	47.6	50.1	0.01%
Crossfit iQ LLC	(#,^)	346 Pike Rd., Bay 8 & 9, West Palm Beach, FL 33411	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/21/2028	30.7	30.7	31.5	0.01%
Wellfleet Consulting Inc.	(#,^)	2275 Research Blvd Suite 500, Rockville, MD 20850	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/21/2028	10.8	10.8	11.0	—%
Jackpine Technologies Corporation	(#,^)	1 Mill & Main Pl., Suite 330, Maynard, MA 01754	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/22/2028	26.8	26.8	28.2	0.01%
Carries Cakes and Catering, Inc dba Carrie's Cakes and Confections	(#,^)	4308 Holland Rd., Virginia Beach, VA 23452	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/23/2028	3.4	3.4	3.5	—%
Betty's Catering Corp, Betty's Decoration & Wedding Center Inc.	(#,^)	94-33 Corona Ave, Corona, NY 11373	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/26/2043	332.5	332.5	375.4	0.10%
Merciful Heavenly Homes, LLC	(#,^)	401 Dillar's Mill Rd., Tyner, NC 27980	Nursing and Residential Care Facilities	Term Loan	8%	2/28/2043	62.5	62.5	58.6	0.02%
Connie Engelbrecht	(#,^)	20640 Raven Dr., Eagle River, AK 99577	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2028	2.2	2.2	2.2	—%
The Law Offices of Samuel R Miller LLC	(#,^)	7405 Lake Worth Rd., Lake Worth, FL 33467	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2043	111.7	111.7	126.1	0.03%
Urban Fitness Group LLC dba Crunch Fitness Group LLC	(#,^)	2800 S IH-35, Suite 220, Round Rock, TX 78681	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2028	161.8	161.8	170.3	0.05%
Unpainted Arizona, LLC dba Westside Bowl	(#,^)	2617 Mahoning Ave, Youngstown, OH 44509	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/7/2043	98.6	98.6	111.3	0.03%
2b Mom Inc dba Mom's the Word Maternity	(#,^)	3150 18th St., Suite 435, San Francisco, CA 94110	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/9/2028	24.2	24.2	24.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Dante Ultimate Cleaning Service LLC	(#,^)	16969 River Park Dr, Covington, LA 70345	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/9/2028	7.4	7.4	7.7	—%
SRG Waterfront LLC	(#,^)	88 District Square SW, Washington, DC 20005	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2028	212.1	212.1	216.8	0.06%
Summit Insights Group LLC	(#,^)	19 Briant Pkwy., Summit, NJ 07901	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/14/2028	13.8	13.8	14.0	—%
Rojenco, Inc. dba Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Rd., Williamsburg, VA 23188	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	487.8	487.8	550.7	0.15%
CTD Operations Inc	(#,^)	219 Saint Nazaire Rd STE G, Broussard, LA 70518	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2028	49.0	49.0	50.3	0.01%
Bear Bones, Inc.	(#,^)	43 Libson St., Lewiston, ME 04240	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2043	21.1	21.1	23.9	0.01%
Rojenco II,Inc.	(#,^)	4357 Shore Dr., Virginia Beach, VA 23455	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	72.6	72.6	81.9	0.02%
Rojenco, Inc. dba The Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Rd., Williamsburg, VA 23188	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	72.6	72.6	81.9	0.02%
Rojenco II, Inc.	(#,^)	4357 Shore Dr., Virginia Beach, VA 23455	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	378.2	378.2	427.0	0.12%
Camerabots Media, LLC	(#,^)	4501 Ford Ave Suite 207, Alexandria, VA 22302	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/16/2028	10.9	10.9	11.2	—%
Petroleum Equipment & Services, Inc	(#,^)	5631 Silverado Way Unit G, Anchorage, AK 99518	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/16/2028	182.7	182.7	192.4	0.05%
Cest Chic Concepts, LLC dba Salon Cest Chic	(#,^)	15231 Hall Station Rd. Unit 104, Bowie, MD 20721	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/19/2028	8.2	8.2	8.4	—%
RTSP Union LLC	(#,^)	2438 Route 22 East, Union, NJ 07083	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/20/2028	929.5	929.5	965.1	0.26%
Rexco Foods LLC dba Papa John's	(#,^)	18640 Fm 1488 Suite C, Magnolia, TX 77354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2028	31.0	31.0	31.6	0.01%
GeoTek Alaska, Inc	(#,^)	2756 Commercial Dr., Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2043	611.4	611.4	690.3	0.19%
Aque Investment Group LLC	(#,^)	3838 N. Sam Houston Pkwy. E, Houston, TX 77032	Real Estate	Term Loan	Prime plus 2.75%	3/23/2028	193.7	193.7	203.9	0.06%
Cable Management, LLC	(#,^)	200 Pratt St., Meriden, CT 06450	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	58.6	58.6	61.3	0.02%
Sunshine Tents and Event Rentals LLC	(#,^)	2322 SW 58th Terrace, West Park, FL 33023	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/23/2028	45.4	45.4	47.8	0.01%
Shweiki Media Inc dba Study Breaks Magazine	(#,^)	4954 Space Center Dr., San Antonio, TX 78218	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/23/2028	53.9	53.9	56.7	0.02%
Denton BioFuels LLC and Amercian BioSource, LLC	(#,^)	624 W. University Dr..#359, Denton, TX 76201	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	70.3	70.3	72.7	0.02%
All Regional Recyclers of Wood LLC dba ARROW	(#,^)	104 Wooster St., Bethal, CT 06801	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	95.8	95.8	99.6	0.03%
Sofasco, Inc	(#,^)	182 Garber Lane, Winchester, VA 22602	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/23/2043	94.0	94.0	106.1	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

New York Label & Box Corp	(#,^)	50 Oval Dr., Islandia, NY 11749	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2043	1,197.8	1,197.8	1,352.3	0.37%
Kajun Martial Arts LLC	(#,^)	36546 Mission St., Prairieville, LA 70769	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2028	16.4	16.4	16.8	—%
Towing Professionals of Arizona Inc dba Shamrock Towing & All Valley I	(#,^)	2801 W Osborn Rd., Phoenix, AZ 85017	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/26/2043	174.7	174.7	197.3	0.05%
K.C. Communications, Inc.	(#,^)	2715 Saturn St., Brea, CA 92821	Telecommunications	Term Loan	Prime plus 2.75%	3/27/2028	45.6	45.6	48.0	0.01%
Lou & Choo Enterprises Inc.	(#,^)	2101 West Hunting Park Ave., Philadelphia, PA 19140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2044	102.3	102.3	115.5	0.03%
Montage Mountain Resorts, LP	(#,^)	1000 Montage Mountain Rd, Scranton, PA 18505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/28/2043	1,174.9	1,174.9	1,326.4	0.36%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	1145 13th Ave. East, Palmetto, FL 34221	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2028	121.2	121.2	125.8	0.03%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	1145 13th Ave. East, Palmetto, FL 34221	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2043	205.2	205.2	231.7	0.06%
Corning Lumber Company Inc & Frank R Close & Son Inc dba True Valley C	(#,^)	111 E. Laurel St., Willows, CA 95988	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/28/2028	63.8	63.8	67.2	0.02%
Cartwright Termite & Pest Control Inc. and Cartwright Termite &Pest Co	(#,^)	1376 BRd.way, El Cajon, CA 92021	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2028	162.9	162.9	169.1	0.05%
Kaz Wellness, LLC dba Grounded Wellness Center	(#,^)	104 Clover Court, Bartlett, IL 60103	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2028	11.6	11.6	12.0	—%
Fifth Wheel Truck Stop 001	(#,^)	3767 S Golden State Blvd., Fresno, CA 93725	Gasoline Stations	Term Loan	Prime plus 2.75%	3/30/2043	1,082.5	1,082.5	1,222.1	0.33%
Master Roofing and Siding Inc.	(#,^)	1 Paragon Dr. # 122, Montvale, NJ 07645	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2028	193.3	193.3	197.3	0.05%
Romancing the Stone	(#,^)	140 Centre of New England Blvd, Coventry, RI 02816	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2043	327.9	327.9	370.2	0.10%
Michael S Brown Physical Therapy, P.C	(#,^)	300 Hempstead Tpke Ste. 3 & 4, Hempstead, NY 11552	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2028	71.1	71.1	72.5	0.02%
Alaska Industrial Paint LLC	(#,^)	229 Whitney Rd., Unit B, Anchorage, AK 99501	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2028	91.0	91.0	96.0	0.03%
Payne's Environmental Services LLC	(#,^)	5617 Causeway Blvd, Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2028	165.4	165.4	172.2	0.05%
America's Little Leaders Academy, Inc	(#,^)	2570 NW 152nd Terrace, Opa-Locka, FL 33054	Social Assistance	Term Loan	Prime plus 2.75%	3/30/2043	21.1	21.1	23.9	0.01%
Technical Ordnance Solutions,LLC	(#,^)	9950 Business Circle, Suite 13, Naples, FL 34112	Fabricated Metal Product Manufacturing	Term Loan	7.75%	3/30/2028	1,009.5	1,009.5	947.4	0.26%
GQ Investments,LLC	(#,^)	5772 Miami Lakes Dr. East, Miami, FL 33014	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	153.6	153.6	157.6	0.04%
Alaska Industrial Paint LLC	(#,^)	229 Whitney Rd. Unit B, Anchorage, AK 99501	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2043	209.6	209.6	236.6	0.06%
Bean City Bar and Grill LLC	(#,^)	N 2505 Bean City Rd., New London, WI 54961	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/4/2043	43.1	43.1	48.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Newsome Mobile Notary LLC	(#,^)	8153 12th Ave SW, Seattle, WA 98106	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/5/2028	3.9	3.9	3.8	—%
Shree Lakshminarayyn Grocery Stores LLC	(#,^)	3307 Charles St., Rockford, IL 61108	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2043	113.0	113.0	127.5	0.03%
Innovation Transport LLC	(#,^)	1 International Blvd., Suite 400, Mahwah, NJ 07495	Truck Transportation	Term Loan	Prime plus 2.75%	4/6/2028	37.9	37.9	38.9	0.01%
Mark Baker	(#,^)	1653 Evalie Dr, Fairfield, OH 45014	Truck Transportation	Term Loan	Prime plus 2.75%	4/9/2028	7.2	7.2	7.2	—%
Sexy Nails Center LLC	(#,^)	57 Passaic St., Garfield, NJ 07026	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/10/2043	190.6	190.6	215.2	0.06%
Precision Components Group Inc	(#,^)	190 Doty Circle, West Springfield, MA 01089	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/11/2028	16.5	16.5	17.0	—%
Patricia A. Freeman & Samuel C. Freeman dba Teenas Pizza	(#,^)	35 E Main St., Pekin, IN 47165	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2043	39.4	39.4	44.4	0.01%
Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AR 71701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2028	29.2	29.2	29.8	0.01%
Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AZ 71701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2043	21.2	21.2	23.8	0.01%
Southern Oaks Athletic Club, LLC	(#,^)	15253 Shenandoah Ave., BATON ROUGE, LA 70817	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/17/2043	345.4	345.4	390.0	0.11%
Veterinary Preventive Care, LLC	(#,^)	945 Riverview Ct, Xenia, OH 45385	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/18/2028	34.5	34.5	34.6	0.01%
Rosemarie Products Company LLC	(#,^)	5400 Crooked Tree Dr., Mason, OH 45040	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	4/18/2028	11.1	11.1	10.9	—%
James L Shoemaker APCC	(#,^)	221 W Judge Perez Dr., Chalmette, LA 70043	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2028	11.8	11.8	11.6	—%
Means Enterprises LLC	(#,^)	4150 Legacy Dr. N Suite # 412, Frisco, TX 75034	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/18/2028	5.1	5.1	5.1	—%
A New Dawn Psychotherapy Associates, LLC	(#,^)	308 E BRd. St, Bethlehem, PA 18018	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2043	82.4	82.4	92.9	0.03%
Spitnale's Garage LLC	(#,^)	3761 Mahoning Ave, Youngstown, OH 44515	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	56.8	56.8	64.1	0.02%
Just for Boats LLC	(#,^)	459 Dupre Rd., McClellanville, SC 29458	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	16.5	16.5	18.7	0.01%
Joe & Sons Service, Inc	(#,^)	855 Atwood Ave, Cranston, RI 02920	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/24/2028	76.3	76.3	80.0	0.02%
RWT Corporation dba Welding Works	(#,^)	32 New Rd., Madison, CT 06443	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	314.7	314.7	317.8	0.09%
Matrix Z, LLC	(#,^)	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	65.3	65.3	67.6	0.02%
LMH Optics LLC dba Sterling Optical	(#,^)	1272 Smallwood Dr West, Waldorf, MD 20603	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2028	36.8	36.8	36.3	0.01%
RWT Corporation dba Welding Works	(#,^)	32 New Rd., Madison, CT 06443	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2043	200.5	200.5	222.8	0.06%
Pledge 4 Hope LLC	(#,^)	53 Bayberry Loop South, Purvis, MS 39475	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/26/2028	10.4	10.4	10.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

K&S Hardware LLC	(#,^)	1865 W Wayzata Blvd, Long Lake, MN 55356	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/26/2028	16.6	16.6	16.3	—%
Rory James Contracting LLC	(#,^)	33 Bennett Place, Amityville, NY 11701	Construction of Buildings	Term Loan	Prime plus 2.75%	4/27/2028	11.8	11.8	11.6	—%
Kastoria Inc. dba Bantam Pizza	(#,^)	768 Bantam Rd., Bantam, CT 06750	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2028	11.1	11.1	10.9	—%
Little Angels Daycare and Learning Center LLC	(#,^)	4551 Summit Blvd., West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2043	151.3	151.3	170.8	0.05%
Metropolitan Solutions Inc.	(#,^)	1420 Chestnut St., Portsmouth, VA 23704	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2043	166.9	166.9	185.0	0.05%
Brenden Kehren Development LLC	(#,^)	14689 Gemara Rd., Sparta, WI 54656	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	2.2	2.2	2.2	—%
Corona Dance, LLC dba Huracan Dance Studio	(#,^)	480 West Main St., Stamford, CT 06902	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/30/2028	8.7	8.7	8.5	—%
Saltamontes Tire Company, LLC	(#,^)	1955 Boston Ave., Brodgeport, CT 06604	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2043	96.5	96.5	108.9	0.03%
Sunlinc Inc	(#,^)	170 Canterbury Court, East Windsor, NJ 08520	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	7.2	7.2	7.1	—%
Olmsted LLC and 626 Van LLC dba Maison Yaki	(#,^)	659 Vanderbilt Ave., Brooklyn, NY 11238	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/1/2029	187.1	187.1	187.4	0.05%
Wilbur Standford Jr Trucking and Excavating, LLC	(#,^)	7505 North Chases Lake Rd., Watson, NY 13343	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/3/2028	178.6	178.6	185.0	0.05%
Container Shipping, LLC	(#,^)	533 Nova Rd Suite 213B, Ormond Beach, FL 32174	Support Activities for Transportation	Term Loan	Prime plus 2.75%	5/4/2028	37.2	37.2	36.6	0.01%
Schmaltz Operations LLC dba Companion Camp	(#,^)	3408 Castle Rock Farm Rd., Pittsboro, NC 27312	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/7/2028	44.6	44.6	45.8	0.01%
Buy Gitomer Inc., Gitgo LLC.,GitGo Archives, LLC, and Jeffrey Gitomer	(#,^)	310 Arlington Ave. Unit 329, Charlotte, NC 28203	Educational Services	Term Loan	Prime plus 2.75%	5/9/2043	684.5	684.5	772.8	0.21%
Baby Gentry's Childcare & Learning Academy	(#,^)	4203 Shenandoah Dr., Dayton, OH 45417	Social Assistance	Term Loan	Prime plus 2.75%	5/10/2028	8.4	8.4	8.3	—%
Adhara, LLC	(#,^)	18123 E Appleway Ave, Spokane Valley, WA 99016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/11/2043	41.2	41.2	46.5	0.01%
Daniel Woodward, DC PLLC dba Doc's Body Shop	(#,^)	3084 N Goliad St., Suite 114, Rockwall, TX 75087	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/11/2028	25.3	25.3	24.9	0.01%
Circle and Square, Inc dba Stamford Kumon	(#,^)	50 Forest St. Suite 902, Stamford, CT 06901	Educational Services	Term Loan	Prime plus 2.75%	5/11/2028	34.5	34.5	33.9	0.01%
James T. Hendel dba Autotexx Mobile Auto Repair	(#,^)	5857 Hwy.101 North, Rockmart, GA 30153	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2028	5.6	5.6	5.8	—%
Fireplace Outlet Inc	(#,^)	8216 Main St., Williamsville, NY 14221	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/15/2028	13.5	13.5	14.2	—%
Joshua One Limited Liability Company dba Genesis Personal Fitness	(#,^)	28 North State St. Unit 100, Newtown, PA 18940	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/16/2043	302.8	302.8	341.9	0.09%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 78550	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/16/2028	111.4	111.4	112.6	0.03%
On Stage Enterprises LLC, On Stage Theaters Branson, LLC, On Stage Th	(#,^)	4570 W Post Rd. Suite #100, Las Vegas, NV 89118	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/17/2028	204.6	204.6	201.2	0.05%
Yakov Levy M.D., P.C.	(#,^)	70-31 108th St., Forest Hills, NY 11375	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	25.1	25.1	24.9	0.01%
Mark A Espinoza, DDS PLLC dba Central Dental Care	(#,^)	9315 N Central Ave, Phoenix, AZ 85020	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	46.9	46.9	46.1	0.01%
Chem-Flotronics, Inc.	(#,^)	195 Paterson Ave., Little Falls, NJ 07424	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/22/2028	74.4	74.4	74.0	0.02%
DMA Equipment LLC	(#,^)	700 Lee St., Elk Grove Village, IL 60007	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/24/2043	251.5	251.5	284.0	0.08%
Adow Pools LLC	(#,^)	393 Glenbrook Rd., Stamford, CT 06906	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	129.5	129.5	128.9	0.04%
Ocean Breeze Holdings, LLC, Ocean Beach Resort LLC & Ocean Breeze LanC	(#,^)	3 Williams Ave., Mystic, CT 06355	Accommodation	Term Loan	Prime plus 2.75%	5/25/2043	1,245.1	1,245.1	1,405.7	0.38%
Starship, LLC dba Tint World Smyrna	(#,^)	2274 S Atlanta Rd. SE, Smyrna, GA 30080	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/25/2043	92.9	92.9	104.9	0.03%
Dream Spa LLC and Dream Spa Greenwich LLC	(#,^)	1220 Post Rd. East, Westport, CT 06880	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	81.4	81.4	80.5	0.02%
Broadalbin Properties LLC dba Broadalbin Hotel & 1854 Pub & Eatery	(#,^)	59 West Main St, Broadalbin, NY 12025	Accommodation	Term Loan	Prime plus 2.75%	10/25/2043	192.3	192.3	217.1	0.06%
Crowley Ventures, LLC	(#,^)	665 Worthington Rd, Westerville, OH 43082	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2028	55.5	55.5	55.0	0.02%
Awan Business Management Group LLC, Awan Sign Company lLLC &Awan Promo	(#,^)	14429 South Wallin Dr., Plainfield, IL 60544	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2043	260.3	260.3	293.9	0.08%
Mastrocinque Restaurant Management Company LLC dba Santionii's Itali	(#,^)	3535 Hwy. 17 Unit 14 &15, Fleming Island, FL 32003	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2028	47.0	47.0	49.2	0.01%
BTD Feed & Nutrition, LLC dba Thomaston Feed Cheshire	(#,^)	943 South Main St., Cheshire, CT 06410	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/1/2028	34.7	34.7	34.1	0.01%
SSD Designs LLC	(#,^)	10840 Bay Hill Club Dr., Charlotte, NC 28277	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/5/2028	60.8	60.8	60.1	0.02%
Funtime ,LLC dba Indoor Playgrounds International	(#,^)	13200 West Foxfire Dr. Suite 144, Surprise, AZ 85378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2028	206.6	206.6	203.2	0.06%
Hardway Inc and A F C Leasing, Inc	(#,^)	12533 S. 73rd East Place, Bixby, OK 74008	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/6/2028	241.2	241.2	237.2	0.06%
Sowells Consulting Engineers, LLC	(#,^)	13430 Northwest Freeway #260, Houston, TX 77040	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/6/2028	17.5	17.5	17.3	—%
Camp K-9 Pet Resort & Spa, Inc.	(#,^)	18501 Le Claire Ave., Tinley Park, IL 60478	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/8/2028	6.2	6.2	6.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Beyond Grooming LLC and Michelle McWatters	(#,^)	1200 Old Martindale Rd, San Marcos, TX 78666	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/8/2043	40.6	40.6	45.8	0.01%
Icebox Cafe, L.C. and Icebox Cafe at Doral,LLC	(#,^)	1855 Purdy Ave., Miami Beach, FL 33139	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2028	650.7	650.7	645.8	0.18%
Skyways LTD,Jet 60 LLC,Mendean Jonath, Inc,Jet AOG, Inc & Jonathan Men	(#,^)	426 15th St. NW, Huron, SD 57350	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/8/2043	365.3	365.3	412.4	0.11%
Mastiff Studios LLC	(#,^)	2919 West Colorado Ave., Colorado Springs, CO 80904	Educational Services	Term Loan	Prime plus 2.75%	6/13/2043	40.4	40.4	45.6	0.01%
E & J Sims Co. LLC	(#,^)	28 BRd. St., Bloomfield, NJ 07003	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2028	37.5	37.5	37.6	0.01%
Tele Tax Express Inc	(#,^)	166 Getty Ave, Paterson, NJ 07503	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2028	16.9	16.9	17.5	—%
Team Sandy Blanton Realty, Inc	(#,^)	1225 West Gregory St, Pensacola, FL 32502	Real Estate	Term Loan	Prime plus 2.75%	6/14/2043	92.0	92.0	103.4	0.03%
Softrol Systems Inc dba Softrol Systems	(#,^)	1100 Northpoint Pkwy SE, Acworth, GA 30102	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/15/2028	662.2	662.2	655.9	0.18%
Oil Palace Inc.	(#,^)	10408 Hwy. 64 East, Tyler, TX 75707	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/15/2043	137.4	137.4	155.1	0.04%
Dianne Williams and Louis Williams dba Sweetlips Store	(#,^)	3870 Sweet Lips Rd, Henderson, TN 38340	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/15/2043	43.7	43.7	49.3	0.01%
Venzix Ventures Inc. dba Venzix	(#,^)	750 Legend Oak Dr., Fountain, CO 80817	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/15/2028	8.4	8.4	8.7	—%
Schumacker Recreation, LLC	(#,^)	5325 S University Dr., Davie, FL 33328	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/18/2028	114.0	114.0	119.5	0.03%
Allen Theatre and Back Stage Cafe LLC	(#,^)	36 East. Main St., Annville, PA 17003	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/18/2043	119.0	119.0	134.3	0.04%
Jones Roger Sherman Inn, Inc.	(#,^)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2028	358.7	358.7	376.0	0.10%
Colovic Hackettstown Dairy LLC	(#,^)	22 Route 57, Hackettstown, NJ 07840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2043	259.5	259.5	293.0	0.08%
Mid America Motorworks, Inc and Yager Holdings L.P	(#,^)	2900 North 3rd St., Effingham, IL 62401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/19/2043	266.9	266.9	301.3	0.08%
Independent Life LLC	(#,^)	4955 S Durango Dr., Suite124, Las Vegas, NV 89113	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/21/2028	39.6	39.6	38.9	0.01%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	300 Harold Dow Hwy., Elliot, ME 03903	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2043	229.9	229.9	259.6	0.07%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	300 Harold Dow Hwy., Eliot, ME 03903	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2028	107.0	107.0	110.5	0.03%
The Desert House Assisted Living ,LLC dba The Desert House Assisted Li	(#,^)	11055 E Grove St, Mesa, AZ 85208	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/22/2043	74.3	74.3	83.9	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Mr. Lube, Inc	(#,^)	721 E Westpoint Dr.., Wasilla, AK 99654	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2043	654.6	654.6	737.2	0.20%
Mr. Lube, Inc.	(#,^)	721 E. West Point Dr., Wasilla, AK 99654	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2028	516.8	516.8	526.7	0.14%
Martha Beauty Supply And Braiding, Inc.	(#,^)	538 E Boughton Rd., Bolingbrook, IL 60440	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/22/2043	131.5	131.5	148.5	0.04%
Sushi Prime, LLC and Vasilia Investments	(#,^)	32 SE 2nd Ave, Delray Beach, FL 33444	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2028	206.1	206.1	208.3	0.06%
Sun Pools, Inc	(#,^)	130 Holiday LN, Albany, KY 42602	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2043	289.0	289.0	320.2	0.09%
DPF Filters Inc.	(#,^)	2832 Golden State Blvd., Madera, CA 93637	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/25/2028	51.7	51.7	51.4	0.01%
Sun Pools, Inc dba Sun Fiberglass Pools	(#,^)	130 Holiday Lane, Albany, KY 42602	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2028	586.9	586.9	587.5	0.16%
Bengals, Inc. dba Royal Liquor Mart	(#,^)	3714 E State St., Rockford, IL 61108	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/26/2043	100.3	100.3	113.3	0.03%
Peter Thomas Roth Labs LLC, & June Jacobs Labs, LLC,	(#,^)	460 Park Ave., Floor 16, New York, NY 10022	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/26/2028	694.8	694.8	693.2	0.19%
National Dredging Services of North Florida, Inc.	(#,^)	1537 Northwest Main Blvd., Lake City, FL 32055	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2043	27.2	27.2	30.8	0.01%
Nick's Country Kitchen, LLC	(#,^)	3 Flanders RD, Building #1, Bethlehem, CT 06751	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2028	16.9	16.9	16.8	—%
Darnoc Enterprises Inc, Setira Paul Inc dba Conrad's Famous Bakery, In	(#,^)	299 Utica Ave., Brooklyn, NY 11203	Food Manufacturing	Term Loan	Prime plus 2.75%	6/27/2043	337.0	337.0	380.4	0.10%
National Dredging Services of North Florida, Inc.	(#,^)	1537 Northwest Main Blvd., Lake City, FL 32055	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/27/2028	40.3	40.3	42.3	0.01%
Corptek Solutions LLC	(#,^)	2363 N. Hwy. # 287 Ste # 111, Mansfield, TX 76063	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2028	35.7	35.7	35.1	0.01%
Critter Cabana, LLC dba Critter Cabana	(#,^)	516 East Main St., Newberg, OR 97132	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/28/2028	50.8	50.8	50.0	0.01%
M J Losito Electrical Contractor's, Inc	(#,^)	98 Wooster St., Bethel, CT 06801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2028	17.2	17.2	17.4	—%
Bio-Haz Solutions, Inc.	(#,^)	23 Tonoli Rd., Nesquehoning, PA 18240	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/29/2044	352.5	352.5	395.2	0.11%
Bio-Haz Solutions, Inc	(#,^)	23 Tonolli Rd., Nesquehoning, PA 18240	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/29/2029	201.4	201.4	210.1	0.06%
US Cargo Express, LLC	(#,^)	4735 22 Mile Rd., Utica, MI 48317	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/2/2043	79.9	79.9	90.2	0.02%
Vital Inspection Professionals, Inc. dba VIP	(#,^)	180 Airpark Industrial Rd, Alabaster, AL 35007	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/3/2028	235.9	235.9	242.9	0.07%
Smoove Move Productions, LLC dba Smoove Move Productions	(#,^)	3932 North 16th St., Omaha, NE 68110	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	7/12/2028	8.1	8.1	8.6	—%
Mother's Cantina LLC dba Mother's Cantina	(#,^)	2810 Philadephia Ave. Unit #10, Ocean City, MD 21842	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/13/2028	52.1	52.1	51.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Smart-tel Communications LLC	(#,^)	9720 W. Colfax Ave. Suite 100, Lakewood, CO 80215	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2028	16.0	16.0	16.8	—%
HQTRONICS LLC	(#,^)	10135 South Roberts Rd Suite 209, Palos Hills, IL 60465	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/13/2028	47.4	47.4	46.7	0.01%
ZA Trucking LLC	(#,^)	5945 York Way, East Lansing, MI 48823	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2028	4.0	4.0	4.2	—%
674 Club LLC	(#,^)	674 N Orleans, Chicago, IL 60654	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2043	253.2	253.2	285.9	0.08%
TR Nails, LLC dba Simple Nails	(#,^)	158 Great Rd., Bedford, MA 01730	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/20/2028	47.3	47.3	46.6	0.01%
Relevant Elephant ,LLC	(#,^)	ON320 Woodvale St, Winfield, IL 60190	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2028	4.2	4.2	4.1	—%
Nunez Enterprises Corporation dba La Casa	(#,^)	3330 Piedmont RD NE, Atlanta, GA 30305	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/26/2028	5.4	5.4	5.3	—%
CSL Services Inc	(#,^)	7905 Browning Rd, Ste.312,314,316, Pennsauken, NJ 08109	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/27/2028	415.1	415.1	420.4	0.11%
Accel Compression Inc., Accel Workover Services, Inc	(#,^)	4500 S Country Rd., Odessa, TX 79765	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2043	289.5	289.5	326.9	0.09%
Samy Optical LLC dba Site for Sore Eyes	(#,^)	1350 Travis Blvd Suite 1507A, Fairfield, CA 94533	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/1/2028	76.7	76.7	75.6	0.02%
Accel Compression Inc., Accel Workover Services Inc. dba Mica Tool & T	(#,^)	4500 S. Country Rd. 1310, Odessa, TX 79765	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2028	388.4	388.4	399.2	0.11%
Millwork Unlimited, Incorporated	(#,^)	8264 Pine Cay Rd., Wellington, FL 33414	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	8/2/2028	5.7	5.7	5.7	—%
Ron's Pool and Spa Services LLC	(#,^)	1419 NE 30th St., Pompano, FL 33064	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/3/2028	2.9	2.9	2.8	—%
Alma Jacobsen,ODD Family Eye Care & Contact Lens LLC	(#,^)	1700 Nottingham Way Ste 12A, Hamilton, NJ 08619	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	8/3/2028	46.0	46.0	45.7	0.01%
20th Century Lanes, Inc dba West Seattle Bowl	(#,^)	4505 39 Ave. SW, Seattle, WA 98116	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/3/2028	89.7	89.7	92.8	0.03%
Mercedes Cab Company, Inc	(#,^)	35 Alden St., Province Town, MA 02657	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/7/2028	99.5	99.5	99.5	0.03%
CJNR, LLC	(#,^)	208 East Main St., Elma, WA 98541	Accommodation	Term Loan	Prime plus 2.75%	8/7/2043	115.3	115.3	130.2	0.04%
Palanuk & Associates, Inc.dba Wolfpk	(#,^)	28110 SE Fern Dr., Boring, OR 97009	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/8/2028	78.4	78.4	77.5	0.02%
David D. Sullivan dba DMS Construction	(#,^)	6400 Charwood Place, Bakersfield, CA 93306	Specialty Trade Contractors	Term Loan	6%	8/9/2028	10.6	10.6	9.5	—%
Crystal Shores Inc. dba Shorewood Laundromat	(#,^)	700 West Jefferson St., Shorewood, IL 60404	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/9/2028	17.1	17.1	17.2	—%
Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 78257	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/14/2028	34.3	34.3	34.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

GS Bath Inc	(#,^)	5335 E Kaviland Ave., Fresno, CA 93725	Truck Transportation	Term Loan	Prime plus 2.75%	8/15/2028	432.0	432.0	450.6	0.12%
ATI Jet, Inc.	(#,^)	7007 Boeing Dr., El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	8/16/2028	153.3	153.3	157.7	0.04%
Lewins Law, P.C.	(#,^)	7920 Belt Line Rd Suite 650, Dallas, TX 75254	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/16/2028	13.8	13.8	13.6	—%
GeoTek Alaska, Inc	(#,^)	2756 Commercial Dr., Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/17/2044	121.2	121.2	136.8	0.04%
Ginekis Enterprises, Inc dba Locanda Veneta	(#,^)	8638 W Third St., Los Angeles, CA 90048	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/20/2028	69.0	69.0	68.2	0.02%
Buffalo Biodiesel Inc.	(#,^)	225 Sawyer Ave., Tonawanda, NY 14150	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/21/2028	1,026.0	1,026.0	1,065.2	0.29%
Zash LLC dba Papa Murphy's take 'N' Bake Pizza	(#,^)	2303 White Bear Ave, Maplewood, MN 55025	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2028	32.3	32.3	32.6	0.01%
Wearware Inc dba FlyWire Cameras	(#,^)	2204 Blackmoor Park Lane, Lexington, KY 40509	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	17.2	17.2	17.1	—%
Atlas Geo-Constructors LLC	(#,^)	3466 Thomasville Rd. Winston, Winston-Salem, NC 27107	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/24/2028	61.8	61.8	64.2	0.02%
Finn & Emma LLC	(#,^)	1275 Bloomfield Ave. Building 5 Unit 28B, Fairfield, NJ 07004	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/24/2028	95.0	95.0	93.6	0.03%
Montana Life Group, LLC	(#,^)	8 N 9th Ave., Bozeman, MT 59715	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/24/2028	5.7	5.7	5.7	—%
Graphish Studio, Inc.	(#,^)	231 Main St., Stamford, CT 06901	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2028	5.7	5.7	5.7	—%
JFK Transportation Inc	(#,^)	4 Mechanic St, Natick, MA 01760	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/28/2028	115.5	115.5	114.8	0.03%
Kotyark LLC dba Gibsonton Motel	(#,^)	11545 US Hwy. 41S, Gibsonton, FL 33534	Accommodation	Term Loan	Prime plus 2.75%	8/29/2043	78.2	78.2	88.2	0.02%
Extreme Engineering, Inc.	(#,^)	598 Oliver Dr, Troy, MI 48084	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/29/2028	95.6	95.6	94.6	0.03%
Greenfield Hill Wines & Spirits, LLC	(#,^)	65 Hillside Rd., Fairfield, CT 06824	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2028	70.4	70.4	69.7	0.02%
ARVAmethod LLC	(#,^)	516 N Ogden Ave. # 150, Chicago, IL 60642	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2028	1.8	1.8	1.8	—%
Stat Constructor L.P	(#,^)	9573 US Hwy. 220, Stoneville, NC 27048	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/30/2028	88.1	88.1	92.5	0.03%
XL Soccer World Orlando. LLC, XL Soccer World Saco LLC, XL Sports Worl	(#,^)	825 Courtland St., Orlando, FL 32804	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/30/2043	426.3	426.3	481.3	0.13%
Living Centers Inc. dba Veranda House Senior Living	(#,^)	5129 E 5th St, Katy, TX 77493	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	8/31/2043	399.5	399.5	451.1	0.12%
Trolley Express Philly, Inc dba Shuttlebee &Honeybee Transportation LL	(#,^)	3401 Market St. Suite 200, Philadelphia, PA 19104	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/6/2028	6.7	6.7	6.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Pool Guard of LA	(#,^)	10866 Washington Blvd, Apartment #24, Culver City, CA 90232	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/7/2028	17.4	17.4	17.2	—%
Asheville Spine and Nerve Institute PC	(#,^)	190 BRd.way St Ste 205, Asheville, NC 28801	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2043	85.4	85.4	96.4	0.03%
Pelican Executives Suites, LLC	(#,^)	2200 Colorado Ave. Sutie 131, Santa Monica, CA 90404	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/7/2028	262.6	262.6	258.9	0.07%
MurlinComputerCompany LLC dba Murlin Computer,	(#,^)	1014 Thompson Blvd Suite 38B, Sedalia, MO 65301	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/7/2028	12.0	12.0	12.0	—%
Rancho Paving, Inc	(#,^)	339 Cypress Lane, El Cajon, CA 92020	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/10/2028	146.2	146.2	152.0	0.04%
Underground Productions LLC dba 31 Escape	(#,^)	1731 Decatur Hwy, Fultandale, AL 35068	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2043	93.8	93.8	105.9	0.03%
Innovative Network Solutions Inc	(#,^)	31567 West 10 Mile Rd., Farmington Hills, MI 48336	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/13/2028	97.0	97.0	96.8	0.03%
L&M Equipment, Inc	(#,^)	Mile 2.5 Alaska Peninsula Hwy., Naknek, AK 99633	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/14/2043	1,186.0	1,186.0	1,338.9	0.37%
Baby's on Broadway LLC	(#,^)	47 East BRd.way, Little Falls, MN 56345	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/14/2028	38.7	38.7	39.3	0.01%
Innovim LLC	(#,^)	6401 Golden Triangle Dr. Suite 200, Greenbelt, MD 20770	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/14/2028	85.1	85.1	83.9	0.02%
J & C Garcia LLC	(#,^)	26 BRd. St., Alexander City, AL 35010	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/14/2028	57.1	57.1	56.9	0.02%
Rihahn Inc. dba RDBL, Inc	(#,^)	1397 McGuire Rd., Lamar, AR 72846	Forestry and Logging	Term Loan	Prime plus 2.75%	9/14/2028	115.0	115.0	116.5	0.03%
QBS, LLC dba Sterling Optical Exton	(#,^)	211 W Lincoln Hwy, Exton, PA 19341	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/14/2028	62.7	62.7	62.1	0.02%
Glendale Grill Inc, Roddy Cameron, Jr & John K Symasko	(#,^)	65 Glendale St., Easthampton, MA 01027	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2043	166.0	166.0	187.5	0.05%
Pastel de Feira LLC dba Original Pastel De Feira	(#,^)	4244 Pine Ridge CT, Weston, FL 33331	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2028	4.7	4.7	4.8	—%
Culmination Motorsports, Inc.	(#,^)	160 W 91st Ave., Unit B, Anchorage, AK 99515	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2043	530.8	530.8	599.3	0.16%
DB Talak LLC	(#,^)	2018 SE 6th Ave., Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/18/2043	147.2	147.2	166.2	0.05%
E & G Enterprises LLC dba Comfort Keepers	(#,^)	220 Middle St., Franklin, VA 23851	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/18/2028	4.6	4.6	4.6	—%
Watearth Inc	(#,^)	445 South Figuerora Suite 3128, Los Angeles, CA 90071	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/19/2028	17.4	17.4	17.1	—%
C3 Capital, Inc	(#,^)	10010 N. Hampton Cove Lane, Indianapolis, IN 46236	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/19/2028	489.6	489.6	505.5	0.14%

M&P RV LLC dba M&P RV	(#,^)	10 Century Lane, Dillsburg, PA 17019	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/19/2043	103.0	103.0	116.3	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Super Station Inc	(#,^)	8855 N Country Rd. 25A, Pique, OH 45356	Gasoline Stations	Term Loan	Prime plus 2.75%	9/19/2043	199.0	199.0	224.7	0.06%
Dash Point Distributing LLC, Dash Point Logistics LLC and Sara Consal	(#,^)	35000 Pacific Hwy., Federal Way, WA 98003	Truck Transportation	Term Loan	Prime plus 2.75%	9/19/2028	406.5	406.5	400.7	0.11%
D & D Optics Inc dba Sterling Optical	(#,^)	1487 East LaSalle Dr., Bismark, ND 58503	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	41.9	41.9	41.7	0.01%
DC Lofty, LLC,	(#,^)	301 I St. NW, Washington, DC 20001	Accommodation	Term Loan	Prime plus 2.75%	9/21/2028	17.4	17.4	17.2	—%
MillClem Corporation & Monticello Corporation	(#,^)	16660 Oak St., Dillwyn, VA 22936	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/21/2043	314.2	314.2	354.8	0.10%
Southern Services and Equipment, Inc.	(#,^)	321 Bayou Rd, Saint Bernard, LA 70085	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2043	200.3	200.3	225.6	0.06%
Southern Services and Equipment, Inc	(#,^)	321 Bayou Rd, Saint Bernard, LA 70085	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2028	333.4	333.4	341.0	0.09%
The Garden Club, LLC	(#,^)	125 South DuBuque St., Iowa City, IA 52240	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/21/2028	5.1	5.1	5.0	—%
Phillip Ramos Upholstery Inc.	(#,^)	3835 Elm St., Denver, CO 80207	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2028	11.9	11.9	11.8	—%
Bhatti LLC, Bhatti 3 LLC, dba Auntie Annes	(#,^)	7219 Silver Mist Ave, North Chesterfield, VA 23237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/25/2028	96.6	96.6	96.8	0.03%
Dentistry By Design, P.C	(#,^)	315 Walt Whitman Rd. Suite 204-205, South Huntington, NY 11746	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2028	11.6	11.6	11.6	—%
Above and Beyond Preschool LLC	(#,^)	672-678 Camellia Dr., Royal Palm Beach, FL 33411	Social Assistance	Term Loan	Prime plus 2.75%	9/26/2043	525.0	525.0	592.7	0.16%
Ace Auto Recovery, Inc.	(#,^)	1209 North Lane Ave., Jacksonville, FL 32254	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2043	152.3	152.3	172.0	0.05%
LTS School, Inc.	(#,^)	3731 NW 9th Ave., Deerfield Beach, FL 33064	Educational Services	Term Loan	Prime plus 2.75%	9/26/2043	96.1	96.1	108.5	0.03%
Quality Electric & Data	(#,^)	85 Franklin Rd Unit 9B, Dover, NJ 07801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2028	76.9	76.9	78.9	0.02%
LG Law Center, Inc	(#,^)	15452 Amar Rd., La Puente, CA 91744	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2028	11.6	11.6	11.6	—%
Blackwater Diving, LLC	(#,^)	112 Forrest Rd., Morgan City, LA 70380	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2028	617.7	617.7	616.5	0.17%
Blue Seven, LLC	(#,^)	11111 San Jose Blvd, Suite 70, Jacksonville, FL 32223	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2029	47.1	47.1	47.4	0.01%
TFR Transit Inc, The Free Ride Inc, South Florida Free Ride Inc.,Tag-A	(#,^)	777 South Flagler Dr. Suite 800W, West Palm Beach, FL 33401	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	96.5	96.5	98.3	0.03%
Catherine Brandon, PSY.D., Inc dba Kenneth A Deluca, PH.D., & Associat	(#,^)	35888 Center Ridge Rd., Suite 5 & 6, North Ridgeville, OH 44039	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2028	91.5	91.5	90.4	0.02%
Quality Electric & Data Inc.	(#,^)	85 Franklin RD Unit 9B, Dover, NJ 07801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2043	123.2	123.2	139.1	0.04%
Action Barricade Company, LLC and Barricade Holding LLC	(#,^)	1802 N 27th Ave, Phoenix, AZ 85009	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/27/2028	233.5	233.5	240.2	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

SwabCo Inc.	(#,^)	2341 East Ellis St., Leveland, TX 79336	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/28/2043	908.2	908.2	1,025.3	0.28%
La Venezia Corporation dba La Venezia Ballroom & Robertos Lounge	(#,^)	4646 SE 11th Place, Cape Coral, FL 33904	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2043	314.8	314.8	355.4	0.10%
JAM Media Solutions LLC	(#,^)	11 Netherwood Terrace, East Orange, NJ 07017	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2028	768.2	768.2	766.7	0.21%
A-1 Van Sevices, Inc.	(#,^)	154 Sandy Creek Rd., Verona, PA 15147	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/28/2028	82.3	82.3	85.1	0.02%
Rami Technology USA, LLC	(#,^)	10400 NW 33rd St., Miami, FL 33172	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	139.3	139.3	137.9	0.04%
Burd Brothers Inc.	(#,^)	4005 Borman Dr., Batavia, OH 45103	Truck Transportation	Term Loan	Prime plus 2.75%	9/28/2028	409.6	409.6	419.9	0.11%
Throop Family Holdings, Inc	(#,^)	7130 Crater Lake, White City, OR 97603	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2043	611.2	611.2	690.1	0.19%
Moore Care LLC	(#,^)	8550 United Plaza Blvd., Baton Rouge, LA 79809	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/4/2028	40.6	40.6	40.1	0.01%
Apps Inc and Market Share Inc.	(#,^)	80 Main St., Old Saybrook, CT 06475	Telecommunications	Term Loan	Prime plus 2.75%	10/5/2028	69.9	69.9	69.0	0.02%
Wellfleet Consulting Inc.	(#,^)	2275 Research Blvd Suite # 500, Rockville, MD 20850	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/9/2028	11.7	11.7	11.6	—%
Faydon, Inc	(#,^)	1905 W Baker St., Suite A, Plant City, FL 33567	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/10/2028	58.7	58.7	61.8	0.02%
MB Click It Photography, LLC	(#,^)	100 Manchester Ranch Place, Aynor, SC 29511	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/10/2043	36.5	36.5	41.2	0.01%
Cater To You Agency, LLC, dba Cater To You	(#,^)	1319 Sherrick Rd. SE, Canton, OH 44707	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/11/2043	21.5	21.5	24.2	0.01%
Shovels and Whiskey LLC	(#,^)	446 SE Washington St, Hillsboro, OR 97123	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	10/16/2043	73.0	73.0	82.4	0.02%
Bellas Sports Pub, Inc dba Brewmasters Tavern	(#,^)	1152 Main St., Coventry, RI 02816	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2043	66.1	66.1	74.6	0.02%
The Face Place, LLC dba Classic Aesthetics	(#,^)	4268 Cahaba Heights CT Suite 115, Vestavia, AL 35243	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/25/2028	7.8	7.8	7.8	—%
Ohio Gold & Pawn LLC, Our New Building LLC and Corey Fischer	(#,^)	3970 Everhard Rd., NW, Canton, OH 44709	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/26/2028	115.1	115.1	121.1	0.03%
C.A.T.I. Armor, LLC	(#,^)	435 Packard Hwy, Charlotte, MI 48813	Apparel Manufacturing	Term Loan	Prime plus 2.75%	10/30/2043	200.6	200.6	226.4	0.06%
Organic Juice Bar Wexford LLC dba The OJB "The Organic Juice Bar"	(#,^)	1500 Village Run Rd., Wexford, PA 15090	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2029	64.8	64.8	64.6	0.02%
UK, LLC dba Pita Pit	(#,^)	20038 West Valley HWY, Kent, WA 98032	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2029	49.3	49.3	49.4	0.01%
Steele Security, LLC dba Signal 88 Security of San Antonio	(#,^)	11230 West Ave., Suite 2210, San Antonio, TX 78213	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/31/2028	86.9	86.9	86.2	0.02%
Abington Caregivers, LLC	(#,^)	7804 Montgomery Ave Unit 3-6, Elkins Park, PA 19027	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2043	119.9	119.9	135.4	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Peter Thomas Roth Labs LLC and June Jacobs Labs, LLC	(#,^)	460 Park Ave., Floor 16, New York, NY 10022	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/1/2028	256.5	256.5	253.3	0.07%
Modutech Marine Inc	(#,^)	2218 Marine View Dr., Tacoma, WA 98422	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/1/2028	296.1	296.1	311.7	0.09%
Vancole Investments, Inc. dba Smoothie King #913	(#,^)	876 Virginia Ave., Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/7/2044	399.3	399.3	450.8	0.12%
McNeill Stokes	(#,^)	5372 Whitehall Pl SE, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2028	5.3	5.3	5.3	—%
Salon Femi LLC	(#,^)	1107 BRd. St., Bloomfield, NJ 07003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/9/2028	5.9	5.9	6.1	—%
US Dedicated LLC	(#,^)	13410 SE 26th Circle, Vancouver, WA 98683	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2028	370.6	370.6	368.6	0.10%
Schafer Fisheries Inc.	(#,^)	21985 Waller Rd, Fulton, IL 61252	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/14/2028	42.4	42.4	44.6	0.01%
Saunders Management LLC dba Northern Light Espresso Bar and Cafe	(#,^)	536 Spruce St, Scranton, PA 18503	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2028	31.9	31.9	33.6	0.01%
Cali Fit Meals	(#,^)	3450 East Orangethrope Ave., Anaheim, CA 92806	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	49.4	49.4	48.8	0.01%
Cocomo Joe's LLC	(#,^)	3949 New Rd., Youngstown, OH 44515	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	0.5	0.5	0.5	—%
Beau & HB Inc dba Beau's Billard, Bowling & Arcade	(#,^)	100 Village RD, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/16/2043	67.4	67.4	76.1	0.02%
Beau & HB Inc dba Beau's Billiard, Bowling & Arcade	(#,^)	100 Village Rd., Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	35.1	35.1	36.6	0.01%
K & A Automotive Inc	(#,^)	2070 Nooseneck Hill Rd, Coventry, RI 02816	Gasoline Stations	Term Loan	Prime plus 2.75%	11/19/2043	116.5	116.5	131.6	0.04%
High Desert Transport, Inc.	(#,^)	2973 Via Meridiana, Henderson, NV 89012	Truck Transportation	Term Loan	Prime plus 2.75%	12/19/2028	59.0	59.0	59.2	0.02%
On Call Electrical of Georgia LLC	(#,^)	2120 Plaster Bridge Rd NE, Atlanta, GA 30324	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/20/2043	626.8	626.8	707.7	0.19%
Commonwealth Warehouse Inc	(#,^)	11013 Kenwood Rd., Cincinnati, OH 45242	Warehousing and Storage	Term Loan	Prime plus 2.75%	12/20/2028	334.0	334.0	340.5	0.09%
M.A.W. Enterprises LLC dbaY-Not Pizza	(#,^)	45 E Main St., New Palestine, IN 46163	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/21/2028	17.8	17.8	18.0	—%
Best Global Alternative North, LLC	(#,^)	69 Lewis Ave, Atlantic Beach, NY 11509	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/21/2028	31.1	31.1	30.7	0.01%
BEK Holdings LLC, Veseli Fine Art Galleries, LLC, Trusted.com LLC, Exe	(#,^)	12930 Worldgate Dr., Herndon, VA 20170	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	1,017.4	1,017.4	1,070.9	0.29%
Thames Aquatic Club, LLC	(#,^)	14 Iron St., Ledyard, CT 06339	Educational Services	Term Loan	Prime plus 2.75%	10/21/2029	37.0	37.0	39.2	0.01%
Sky Wonder Pyrotechnics, LLC dba Sky Wonder Fire and Safety Gear Up Te	(#,^)	3626 CR 203, Liverpool, TX 77577	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/28/2043	419.9	419.9	474.0	0.13%
True Love Christian Academy LLC	(#,^)	466 E Raines Rd, Memphis, TN 38109	Social Assistance	Term Loan	Prime plus 2.75%	12/28/2043	40.1	40.1	45.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Level Up Gaming, Inc	(#,^)	1132 Creighton Rd., Pensacola, FL 32504	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/28/2043	85.8	85.8	96.8	0.03%
Extreme Granite Corp	(#,^)	251 NW 1st St., Deerfield Beach, FL 33441	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/28/2043	178.9	178.9	202.0	0.06%
Albert M Quashie, DDS, PC	(#,^)	3331 Toledo Terrace Suite 308, Hyattsville, MD 20782	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/29/2028	69.1	69.1	70.9	0.02%
JJB Production LLC	(#,^)	458 N 7th St., Newark, NJ 07107	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/29/2028	5.8	5.8	5.8	—%
Albert M. Quashie, DDS, PC	(#,^)	3331 Toledo Terrace Suite 308, Hyattsville, MD 20782	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/29/2043	62.1	62.1	70.1	0.02%
Hernando Beach Motel LLC,The Purple Cow House o APancake AInc.	(#,^)	4291 Shoal Line Blvd., Hernando Beach, FL 34607	Accommodation	Term Loan	Prime plus 2.75%	11/30/2043	214.6	214.6	242.3	0.07%
Cabrera's Auto Services LLC	(#,^)	2206 N Central Ave, Chicago, IL 60639	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2043	77.4	77.4	87.3	0.02%
Water Station Holdings LLC	(#,^)	1104 N Keystone Ave., Indianapolis, IN 46201	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/30/2028	521.3	521.3	535.2	0.15%
Microplex Co, Third Market LLC	(#,^)	244 Spokane Ave, Whitefish, MT 59937	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/30/2028	130.2	130.2	128.8	0.04%
Luxury Furniture, Inc.dba Venicasa & Luxe Home Interiors	(#,^)	13762 W State Rd 84, Davie, FL 33325	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2028	98.7	98.7	102.9	0.03%
Tammy's Place LLC	(#,^)	235 North Mosby Ave., Littleton, NC 27850	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2044	421.3	421.3	475.7	0.13%
York Concrete Corp	(#,^)	1 Plumb CT., Huntington Station, NY 11746	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2043	188.5	188.5	212.8	0.06%
Swantown Inn and Spa, LLC	(#,^)	1431 11th Ave. SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus 2.75%	1/3/2029	10.7	10.7	11.3	—%
Access Staffing, LLC	(#,^)	360 Lexington Ave. 8th Floor, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/4/2029	154.6	154.6	153.0	0.04%
The Altitude Group LLC	(#,^)	949 A Clint Moore Rd., Boca Raton, FL 33487	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/4/2029	112.4	112.4	111.4	0.03%
Consulting Solutions, Inc and Mark Luciani	(#,^)	3000 N Federal Hwy., Ste 1, Fort Lauderdale, FL 33306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/5/2029	45.7	45.7	45.2	0.01%
Unique Home Solutions Inc. and Unique Home Solutions of Ohio	(#,^)	5550 Progress Rd., Indianapolis, IN 46241	Construction of Buildings	Term Loan	Prime plus 2.75%	1/5/2029	203.6	203.6	214.7	0.06%
Levine Daycare Inc dba Kids R Kids	(#,^)	415 Woodbury Rd., Orlando, FL 32828	Social Assistance	Term Loan	Prime plus 2.75%	1/5/2029	214.9	214.9	217.7	0.06%
CET Inc	(#,^)	4709 N El Capitan Ave. Suite 205, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	1/6/2029	926.5	926.5	933.0	0.25%
Metro R Services Inc. and Metal & Roof Supplies Inc.	(#,^)	20 Universal Place, Carlstadt, NJ 07072	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/6/2029	165.1	165.1	174.2	0.05%
Food Service Industry Consultants Inc.	(#,^)	1465 Kelly Johnson Blvd, Colorado Springs, CO 80920	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/7/2029	56.9	56.9	56.4	0.02%
Team Henry, LLC dba Kelly Automotive of Deltona	(#,^)	1290 Doyle Rd, Deltona, FL 32725	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2043	373.7	373.7	421.9	0.12%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

ZLM Services LLC	(#,^)	51343 Oro Rd, Shelby Township, MI 33444	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/10/2029	31.8	31.8	31.5	0.01%
TFE Resources ,LTD	(#,^)	11 Easter Court Suite G, Owings Mills, MD 21117	Utilities	Term Loan	Prime plus 2.75%	1/11/2029	462.7	462.7	464.1	0.13%
Oregon Medical Training Private Career School Inc.	(#,^)	1126 Gateway Loop, Suite 108, Springfield, OR 97702	Educational Services	Term Loan	Prime plus 2.75%	1/11/2029	31.8	31.8	31.5	0.01%
Duck's Nuts Inc dba Pet Place Market	(#,^)	212 Bendigo Blvd. N, North Bend, WA 98045	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/11/2029	34.5	34.5	35.1	0.01%
Googlyoogly, LLC dba Bi-Rite Supermarket	(#,^)	10867 W Jefferson Ave., River Rouge, MI 46218	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/11/2043	193.9	193.9	218.9	0.06%
Hilltop Wine Shop, Inc dba Hiltop Wine Shop	(#,^)	7505 Highland Rd., White Lake, MI 48383	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2043	122.3	122.3	138.0	0.04%
EMES Supply, LLC	(#,^)	35622 Vine St., EastLake, OH 44095	General Merchandise Stores	Term Loan	Prime plus 2.75%	1/11/2029	100.0	100.0	99.9	0.03%
White Wilson & Associates LLC	(#,^)	16238 Louis Ave., South Holland, IL 60473	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/11/2043	40.6	40.6	45.8	0.01%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	575 Panama Lane, Bakersfield, CA 93307	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/12/2043	114.6	114.6	129.4	0.04%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd., Suite 111, Joliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/12/2029	8.3	8.3	8.3	—%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	575 Panama Lane, Bakerfield, CA 93307	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/12/2029	47.8	47.8	47.3	0.01%
Ashwood Food Services, Incorporated dba Jake Rooney's	(#,^)	119 Brooks Rd, Harwich Port, MA 02646	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	53.7	53.7	54.3	0.01%
Behind The Scenes Chicago, LLC dba Paramount Events	(#,^)	1750 W Lake St, Chicago, IL 60612	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	143.7	143.7	151.6	0.04%
Ashwood Food Services Inc. dba Jake Rooney's	(#,^)	119 Brooks Rd., Harwich Port, MA 02646	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/12/2043	205.4	205.4	231.8	0.06%
Airstrike Firefighters LLC	(#,^)	18115 62nd Ave. NE, Kenmore, WA 98028	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	12/12/2028	992.5	992.5	1,015.7	0.28%
Tapia Auto Care, LLC dba Shoreline Quick Lube and Car Wash	(#,^)	2 Center Rd.,, Old Saybrook, CT 06475	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/13/2043	933.4	933.4	1,053.8	0.29%
The Miller Center for Esthetic Excellence,	(#,^)	22 Old Short Hills Rd.,, Livingston, NJ 07039	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2043	378.2	378.2	421.4	0.12%
OC Helicopters LLC	(#,^)	19711 Campus Dr. Suite 260, Santa Ana, CA 92707	Air Transportation	Term Loan	Prime plus 2.75%	12/13/2028	71.2	71.2	75.0	0.02%
Plan B Burger LLC	(#,^)	484 Farmington Ave, Hartford, CT 06105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/13/2029	835.7	835.7	843.4	0.23%
Burton Realty Co., Inc dba Anchor Realty, Northeast	(#,^)	2200 Michener St, Suite 12, Philadelphia, PA 19115	Real Estate	Term Loan	Prime plus 2.75%	12/13/2028	179.2	179.2	177.0	0.05%
Alpha Omega Trucking LLC	(#,^)	14432-14452 Stateline Rd., Brookings, OR 97415	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2028	55.6	55.6	58.6	0.02%
YBL Restaurant Group LLC dba Tropisueno	(#,^)	75 Yerba Buena Lane, San Francisco, CA 94103	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/14/2029	305.1	305.1	302.9	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Cordoba Foods LLC, Multi Logistics Network Inc, Karina Mena	(#,^)	4477 E 11th Ave., Hialeah, FL 33013	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2028	252.1	252.1	253.9	0.07%
Healthy Human, LLC	(#,^)	1007 Johnnie Dodds Blvd., Suite 123, Mount Pleasant, SC 29464	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2028	99.2	99.2	98.0	0.03%
Ventures TBD LLC dba The Bottle Tree	(#,^)	102 Davis St., Belmont, NC 28012	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2043	94.3	94.3	106.5	0.03%
Alpha Landscape Contractors, Inc	(#,^)	2823 Fllintstone Rd., Millers, MD 21102	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/14/2029	264.9	264.9	267.9	0.07%
Peanut Butter & Co., Inc.	(#,^)	119 West 57th St., Suite 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/14/2028	198.5	198.5	196.0	0.05%
Mediterranean Tastes Inc dba Mediterranean Tastes Since 1974	(#,^)	196-15 Northern Blvd, Flushing, NY 11318	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/14/2028	12.5	12.5	12.4	—%
Sound Contracting LLC	(#,^)	148 Holmgren Place, Girdwood, AK 99587	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2043	189.0	189.0	213.4	0.06%
Sound Contracting LLC	(#,^)	148 Holmgren Place, Girdwood, AK 99587	Construction of Buildings	Term Loan	Prime plus 2.75%	12/14/2028	33.8	33.8	34.3	0.01%
Fitness Orlando LLC & Fitness Orlando Oviedo, LLC	(#,^)	160 Tuskawilla Rd Ste 1214, Winter Springs, FL 32708	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/14/2028	218.6	218.6	219.8	0.06%
Aero Consulting and Engineering Inc	(#,^)	7941 NW 3rd St., Plantation, FL 33324	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2028	11.9	11.9	11.8	—%
L&M Services, LLC	(#,^)	560 Main St., Milford, UT 84751	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2043	191.0	191.0	215.7	0.06%
Sheldon T Banks and Sheldon T Banks LLC dba Serenity Funeral chapel ll	(#)	G-2340 West Carpenter Rd., Flint, MI 48505	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2044	403.6	403.6	455.6	0.12%
Accent Comfort Services, LLC	(#,^)	5035 W. W.T. Harris Blvd. Suite C, Mecklenburg, NC 28269	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	54.6	54.6	54.1	0.01%
JejoJesi Corp dba Dukunoo Jamaican Kitchen, Dunkunoo	(#,^)	316 NW 24th St., Miami, FL 33180	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2029	59.8	59.8	60.8	0.02%
The Cromer Company	(#,^)	9800 NW 78th Ave., Hialeah Gardens, FL 33016	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/19/2028	432.4	432.4	427.6	0.12%
Alaska Motor Home Inc	(#,^)	6633 Brayton Dr., Anchorage, AK 99507	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	246.1	246.1	250.5	0.07%
Graff Excavating, Inc	(#,^)	803 E State St., Toledo, IA 52342	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2028	155.2	155.2	154.3	0.04%
Yellow Fin Marine Services LLC, K Marine XI, LLC K Marine VIII, LLC	(#,^)	2043 Coteau Rd., Houma, LA 70364	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	323.2	323.2	340.2	0.09%
Roots N Shoots, LLC & Yardplus LLC	(#,^)	86 Boston Rd., Chelmsford, MA 01824	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2028	42.9	42.9	42.7	0.01%
CK Green Partners, LLC dba Reis and Irvy"s Columbus	(#,^)	5010 Augusta Dr., Westerville, OH 43082	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2029	152.0	152.0	155.5	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Hotel Compete, LLC	(#,^)	223 W Jackson Blvd, Chicago, IL 60606	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	49.6	49.6	49.0	0.01%
Healthy and Fresco LLC	(#,^)	1671 Belle Isle Ave. Suite 110- Office C, Mount Pleasant, SC 29464	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	36.6	36.6	36.8	0.01%
Local Liberty Inc dba The Wardsboro Country Store	(#,^)	23 Main St., Wardsboro, VT 05355	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/20/2043	148.3	148.3	167.4	0.05%
Flashii App, Inc.	(#,^)	3031 Tisch Way, 1st Floor, San Jose, CA 95128	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	49.6	49.6	52.2	0.01%
Accel Compression Inc.,Accel Workover Services Inc dba Mica Tool & Tur	(#,^)	4500 S Country Rd, Odessa, TX 79768	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/21/2044	166.2	166.2	187.7	0.05%
Precision Bytes LLC dba Tower Connect	(#,^)	607 West Magnolia Ave., Fort Worth, TX 76104	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	103.2	103.2	101.9	0.03%
Baseline Health, LLC & Baseline Health Management, LLC	(#,^)	1101 Stewart Ave Ste 104, Garden City, NY 11530	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	94.5	94.5	94.1	0.03%
C&D Trucking & Equipment Service, Inc.	(#,^)	4015 Jennings Rd, Cleveland, OH 44109	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2043	111.8	111.8	126.2	0.03%
Cammarata Associates LLC	(#,^)	5 Greentree Center, Marlton, NJ 08053	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	12/21/2028	59.5	59.5	58.8	0.02%
Royalty Freight Inc	(#,^)	3728 W McKinley Ave., Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	77.7	77.7	76.7	0.02%
The Law Office of Jared E. Shapiro, P.A	(#,^)	7777 Glades Rd, Suite 100, Boca Raton, FL 33434	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	8.9	8.9	8.8	—%
ETS Tree Service Inc and Eastern Tree Service, Inc	(#,^)	4813 Pinson Valley Pkwy., Birmingham, AL 35215	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2028	186.0	186.0	188.6	0.05%
Diamond Estates LLC	(#,^)	110 Court St Suite 1, Cromwell, CT 06416	Construction of Buildings	Term Loan	Prime plus 2.75%	12/21/2028	59.5	59.5	58.8	0.02%
Fifth Wheel Truck Stop 001, Inc.	(#,^)	3767 South Golden State Blvd, Fresno, CA 93725	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2028	82.1	82.1	81.0	0.02%
Kyle M Walker DDS, PC	(#,^)	1402 W Park Ave, Orange, TX 77630	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	96.0	96.0	94.8	0.03%
Burgess and Dudley, Incorporated	(#,^)	24462 NW 9th Place, Newberry, FL 32669	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/21/2028	188.8	188.8	189.9	0.05%
LP Industries, Inc and Playground Packages, LLC	(#,^)	2040 Norwood, Lenoir, NC 28645	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	82.2	82.2	81.3	0.02%
Sesolinc GRP, Inc.	(#,^)	806 Randy Lowery Rd., Statesboro, GA 30461	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	297.8	297.8	303.3	0.08%
D.A.F.S Transport, LLC	(#,^)	207 S. Teresa St., Monahans, TX 79756	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	564.1	564.1	585.5	0.16%
Timios Enterprises Corp dba Palm Court	(#,^)	1912 N Arlington Heights Rd., Arlington Heights, IL 60004	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2043	683.7	683.7	771.9	0.21%
RM Hawkins LLC	(#,^)	5141 Topaz Dr., Colorado Springs, CO 80918	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/24/2028	238.1	238.1	241.2	0.07%
BD Branson Victorian LLC dba Branson Victorian Inn	(#,^)	450 South Hwy. 165, Branson, MO 65616	Accommodation	Term Loan	Prime plus 2.75%	12/24/2043	475.5	475.5	536.8	0.15%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Reservations Unlimited LLC	(#)	312 W Main St., Red River, NM 87558	Real Estate	Term Loan	Prime plus 2.75%	12/26/2043	135.9	135.9	153.4	0.04%
Green Valley Landscape Management Inc. dba Apopka Mower and Equipment	(#,^)	2975 W Orange Blossom Trail, Apopka, FL 32712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2043	443.3	443.3	500.5	0.14%
Fave Realty Inc.	(#,^)	74 Larkfield Rd., East Northport, NY 11731	Real Estate	Term Loan	Prime plus 2.75%	12/27/2043	118.0	118.0	133.2	0.04%
Medworxs Inc.	(#,^)	6857 Timbers Dr., Evergreen, CO 80439	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2028	8.3	8.3	8.2	—%
East Breeze LLC dba Historic Springdale Pub and Eatery	(#,^)	32302 East Historic Columbia River Hwy, Corbett, OR 97019	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2043	122.5	122.5	138.3	0.04%
American Rewinding of NC Inc dba MTS	(#,^)	1825 N Rocky River Rd, Monroe, NC 28110	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2028	370.9	370.9	373.6	0.10%
Omega Funeral and Cremation Services,LLC	(#,^)	9503 Kenwood Rd., Cincinnati, OH 45242	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	326.0	326.0	368.0	0.10%
Superior Concepts Acquisition Corp	(#,^)	1710 Tiles Court, Grand Haven, MI 49417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2043	497.4	497.4	559.7	0.15%
Superior Concepts Acquisition Corp	(#,^)	1710 Tiles Ct, Grand Haven, MI 49417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2028	102.4	102.4	103.1	0.03%
Nix and Nix Funeral Home North Inc,	(#,^)	1621 W. Dauphin St., Philadelphia, PA 08065	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	552.6	552.6	623.9	0.17%
Galt Insurance Group of Bonita Springs, LLC & Bonita Safety Institut	(#,^)	10911 Bonita Beach Rd SE Unit 104 A & 104B, Bonita Springs, FL 34135	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/28/2043	17.9	17.9	20.2	0.01%
Romain Tower Inc. David Romaine, Sugar Land Crane and Rigging, LLC	(#,^)	215 S Persimmon St,, Tomball, TX 77375	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/31/2028	208.7	208.7	206.5	0.06%
The Chop House Inc.	(#,^)	191 Old Tower Hill Rd., South Kingstown, RI 02879	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2043	532.8	532.8	601.5	0.16%
Rashed and Shabila LLC	(#,^)	14865 Hwy. 92, Woodstock, GA 30188	Gasoline Stations	Term Loan	Prime plus 2.75%	1/4/2029	18.0	18.0	18.3	—%
Fluid Connections LLC dba BurgerIM	(#,^)	174 El Cerrito Plaza, El Cerrito, CA 94530	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	50.0	50.0	50.8	0.01%
CMLCLEARWATERBEACH.LLC dba Cousins Maine Lobster	(#,^)	309 Coronado Dr., Clearwater Beach, FL 33767	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/11/2029	72.7	72.7	72.5	0.02%
HSR Tacos LLC dba California Tortilla	(#,^)	11694 Sudley Manor Dr., Manassas, VA 20109	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	44.9	44.9	44.5	0.01%
Hilco Athletics & Graphics Inc	(#,^)	55 Green Hill St., West Warwick, RI 02816	Apparel Manufacturing	Term Loan	Prime plus 2.75%	1/16/2044	65.8	65.8	74.3	0.02%
IGWT Coffee, LLC dba PJ's Coffee of New Orleans	(#,^)	414 Union St, Nashville, TN 37219	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2029	66.0	66.0	65.3	0.02%
MMC Investors, LLC dba Clean Juice	(#,^)	2879 W 95th St. Suite 195, Naperville, IL 60564	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2029	71.4	71.4	71.3	0.02%
FNF LLC dba AK Wine Grotto	(#,^)	11109 Old Seward Hwy., Anchorage, AK 99515	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/22/2029	198.0	198.0	196.0	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

MYC Motors Inc	(#,^)	3808 Vegas Dr., Las Vegas, NV 89108	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/30/2044	71.7	71.7	80.9	0.02%
Employer Resource Services LLC dba Data Pool	(#,^)	500 Research Rd, Richmond, VA 23236	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2029	28.8	28.8	28.5	0.01%
Jesus and Son's Landscape Contractors, LLC	(#,^)	4371 Durham Court, Denver, CO 80239	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2029	46.4	46.4	46.4	0.01%
Hernando Beach Motel Inc.,The Purple Cow House of Pancake Inc	(#,^)	4291 Shoal Line Blvd., Hernando Beach, FL 34607	Accommodation	Term Loan	Prime plus 2.75%	2/1/2029	12.1	12.1	12.8	—%
RIHAHN INC dba RDBL, INC.	(#,^)	1397 McGuire Rd., Lamar, AR 72846	Forestry and Logging	Term Loan	Prime plus 2.75%	2/5/2029	5.6	5.6	5.9	—%
Creative Counseling Nashville PLLC	(#,^)	4119 Gallatin Pike, Nashville, TN 37216	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/7/2029	1.4	1.4	1.4	—%
Precedence Enterprises LLC dba Spartan Junk Removal	(#,^)	8101 Sandy Spring Rd. Suite 250N, Laurel, MD 20707	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/8/2029	11.7	11.7	11.9	—%
Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 78249	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/8/2029	3.1	3.1	3.2	—%
Shepherd Fitness, LLC dba Workout Anytime Ooltewah	(#,^)	9408 Apison Pike, Suite 11, Ooltewah, TN 37363	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/8/2029	136.8	136.8	138.6	0.04%
EJGR Corp dba Brite Energy Solutions	(#,^)	87 Main St. Upper Level, Hastings-on-Hudson, NY 10706	Utilities	Term Loan	Prime plus 2.75%	2/8/2029	38.2	38.2	37.8	0.01%
Gateway Veterinary Services, P.C. dba Liberty Animal Clinic	(#,^)	9212 Liberty Ave, Ozone Park, NY 11417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/14/2044	132.3	132.3	149.3	0.04%
Tony Herring & Associates, Inc	(#,^)	211 West Camellia Dr., Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/14/2029	12.1	12.1	12.8	—%
Par-Man, Inc. dba Rockstar Tattoo	(#,^)	450 Fremont St #109 and 113, Las Vegas, NV 89101	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	2/14/2029	50.5	50.5	50.2	0.01%
KHSE Parks, Inc.	(#,^)	600 West Charles St., Matthews, NC 28105	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/14/2029	64.6	64.6	63.9	0.02%
Integris Roofing, Inc	(#,^)	1174 Yellostone Dr., Lake Arrowhead, CA 92532	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/15/2029	18.1	18.1	17.9	—%
M & M Burgers Inc dba Checkers	(#,^)	530 Willis Ave, Bronx, NY 10455	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	93.8	93.8	93.8	0.03%
Rob Barletta's Hockey School, Inc	(#,^)	2130 Providence Hwy., Walpole, MA 02081	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	2/19/2029	87.7	87.7	92.5	0.03%
Outler Transportation Services,LLC	(#,^)	3775 Carriage Downs CT SW, Snellville, GA 30039	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/19/2029	38.4	38.4	38.3	0.01%
Bowl 360 Inc.	(#,^)	98-18 Rockaway Blvd, Ozone Park, NY 11417	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	131.1	131.1	133.6	0.04%
Bowl 360 Inc.	(#,^)	98-18 Rockaway Blvd, Far Rockaway, NY 11417	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	112.5	112.5	111.5	0.03%
Mia Restoration Inc dba PuroClean and Puroclean of Morristown NJ	(#,^)	3633 B Hill Rd., Parsippany, NJ 07054	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/21/2029	33.3	33.3	33.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Harbor Management Company Inc dba Jamba Juice	(#,^)	5501 Josh Birmingham Pkwy Concourse A, Charlotte, NC 28208	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2029	120.9	120.9	120.2	0.03%
Matrix Z LLC	(#)	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	10.4	10.4	11.6	—%
Wooter Apparel, Inc	(#,^)	727 Page Ave., Staten Island, NY 10307	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/28/2029	40.3	40.3	40.2	0.01%
NY Scoops LLC dba Cool Suppliers and Breakneck Road LLC	(#,^)	20 Silver Fox Lane, Sussex, NJ 07461	Food Manufacturing	Term Loan	Prime plus 2.75%	2/28/2029	4.0	4.0	4.3	—%
Monkey Bones LLC	(#,^)	3361 Dayton Xenia Rd., Beavercreek, OH 45432	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2044	18.0	18.0	20.3	0.01%
Shah Medical Center SC & Heeena Shyamani	(#,^)	484 Summit St, Elgin, IL 60120	Hospitals	Term Loan	Prime plus 2.75%	2/28/2044	242.6	242.6	270.8	0.07%
Woodard Electric Services, Inc.	(#,^)	1600 Carter Cove Rd., Hayesville, NC 28904	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2029	17.4	17.4	17.3	—%
Doble Rentals, L.L.C , Doble Rentals 2, LLC, Doble Rentals 3, LLC	(#,^)	487 Elizabeth Lake Rd, Waterford, MI 48328	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/4/2029	128.0	128.0	126.7	0.03%
Seeds of Knowledge Creative Learning Center LLC	(#,^)	15101 West McNichols Rd., Detroit, MI 48235	Social Assistance	Term Loan	Prime plus 2.75%	3/7/2044	21.5	21.5	24.3	0.01%
Kalloren Provel LLC	(#,^)	6919 Oak Ridge Commerce Way, Austell, GA 30168	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/8/2044	269.4	269.4	304.2	0.08%
Precise Air Systems, Inc	(#,^)	5467 W San Fernando Rd., Los Angeles, CA 90039	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/8/2029	230.8	230.8	229.5	0.06%
Alpine Remediation, Inc, T & M Holdings, LLC	(#,^)	14252 W 44th Ave Unit F, Golden, CO 80403	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2029	71.2	71.2	72.5	0.02%
Wildflour Bakery & Cafe LLC	(#,^)	5137 Clareton Dr Suite 100,110 & 120, Agoura Hills, CA 91301	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/8/2029	71.2	71.2	70.4	0.02%
D & S Village Hardware LLC dba Cedar Mountain Country Store & Samantha	(#,^)	76 Ranch Rd. a/k/a 3695 Movie Ranch Rd., Duck Creek, UT 84762	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/8/2044	193.0	193.0	217.9	0.06%
Mill Creek Early Childhood Program LLC	(#,^)	510 South Batavia Ave., Batavia, IL 60510	Social Assistance	Term Loan	Prime plus 2.75%	8/11/2029	52.4	52.4	52.0	0.01%
Screening Services Group, LLC	(#,^)	8670 Wilshire Blvd, Beverly Hills, CA 90211	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/14/2029	242.9	242.9	242.8	0.07%
Panetcarne Inc.dba Jersey Mike's Subs Greenfield	(#,^)	23077 Greenfield Rd., Southfield, MI 48075	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	75.9	75.9	75.9	0.02%
Vanchoc Transport Inc	(#,^)	137 3rd St, Brooklyn, NY 11231	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/15/2029	71.0	71.0	70.2	0.02%
B & W Towing LLC	(#,^)	701 Addison Rd., Painted Post, NY 14870	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/15/2029	46.7	46.7	49.3	0.01%
Marvellous Print & Ship LLC	(#,^)	605 W Main St, Oxford, KS 67119	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/19/2029	2.7	2.7	2.7	—%
Game Station, Inc.	(#,^)	2917 1st Ave. SE, Cedar Rapids, IA 52402	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/19/2029	213.4	213.4	215.9	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Michigan Neurosurgical Institute P.C.	(#,^)	9400 South Saginaw St., Unit 1, Grand Blanc, MI 48439	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2029	147.3	147.3	146.0	0.04%
Mega Trucking LLC and Olyimpian Industries LLC	(#,^)	5979 NW 151st St, Miami Lakes, FL 33014	Truck Transportation	Term Loan	Prime plus 2.75%	3/20/2029	324.9	324.9	332.1	0.09%
Michigan Neurosurgical Institute, P.C.,,Optical Spine,LLC, MNI Great L	(#,^)	9400 South Saginaw St., Unit 1, Grand Blanc, MI 48439	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2044	339.9	339.9	383.7	0.10%
Sound Manufacturing Inc	(#,^)	1 Williams Lane, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/20/2029	40.6	40.6	40.2	0.01%
Dependable Lawn Care, Inc.	(#,^)	2320 138th St., Blue Island, IL 60406	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/21/2044	186.3	186.3	210.3	0.06%
American Trails Transport, LLC	(#,^)	8704 Grand Ave., Billings, MT 59106	Truck Transportation	Term Loan	Prime plus 2.75%	3/21/2029	45.2	45.2	45.8	0.01%
Dependable Lawn Care, Inc.	(#,^)	2320 138TH ST, Blue Island, IL 60406	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/21/2029	467.2	467.2	471.7	0.13%
J & C May Properties, LLC	(#,^)	315 Sylamore Ave., Mountain View, AR 72560	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/22/2044	1,088.9	1,088.9	1,214.5	0.33%
Virginia Industrial Plastics, Inc.	(#,^)	2454 North East Side Hwy., Elkton, VA 22827	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2029	239.1	239.1	252.2	0.07%
Virginia Industrial Plastics, Inc.	(#,^)	2454 N East Side Hwy.,, Elkton, VA 22827	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2044	290.0	290.0	327.4	0.09%
Gary Krause dba Gary Krause Landscaping & Design	(#,^)	489 Hamilton Rd., Jacksonville, OR 97530	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/22/2029	4.9	4.9	5.0	—%
Skyways, LTD	(#,^)	350 15th St. NW, Huron, SD 57350	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/22/2029	740.7	740.7	735.1	0.20%
District 5 Boutique LLC	(#,^)	317 N Farview Ave, Paramus, NJ 07652	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/26/2029	101.6	101.6	100.5	0.03%
Heritage Hills Athletics 1, LLC and Heritage Hills Athletics 1, LLC	(#,^)	2880 Carol Rd, East York, PA 17402	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/26/2044	1,220.5	1,220.5	1,377.9	0.38%
Cinco Fit LLC dba Cinco Fit	(#,^)	23010 Highland Knolls Blvd, Ste G, Katy, TX 77494	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2029	134.1	134.1	132.7	0.04%
Ocean Trans LLC and Dehal Trucking LLC	(#,^)	1415 W Anderson St., Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	3/27/2029	61.2	61.2	64.6	0.02%
DC AG, LLC dba Big B Sales	(#,^)	674 LA- 8, Sicily Island, LA 71368	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/27/2044	562.8	562.8	635.4	0.17%
Danielle Vance LPC, LLC dba Danielle Vance MA, LPC	(#,^)	1127 Auraria Pkwy., Suite 201, Denver, CO 80204	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/27/2029	4.6	4.6	4.6	—%
J.C. Pallet Company, Inc.	(#,^)	18427 New Kent Hwy, Barhamsville, VA 23011	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2029	365.7	365.7	376.6	0.10%
Skaggs RV Outlet ,LLC	(#,^)	301 Commerce Dr., Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/28/2029	202.6	202.6	213.6	0.06%
Cocomo Joe's LLC	(#,^)	3949 New Rd., Youngstown, OH 44515	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2029	2.8	2.8	2.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

PA Sobol Partners LLC dba Sobal	(#,^)	206 Rohrerstown Rd, Lancaster, PA 17603	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2029	42.0	42.0	42.2	0.01%
Four Seasons Laser Center Inc.	(#,^)	4720 NW 2nd Ave Unit D104 and Unit D-105, Boca Raton, FL 33498	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/28/2029	12.6	12.6	13.0	—%
Custom Vinyl Products LLC	(#,^)	260 Enterprise Dr., Newport News, VA 23603	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2044	969.3	969.3	1,094.4	0.30%
GS Bath Inc	(#,^)	5335 E. Kaviland Ave, Fresno, CA 93725	Truck Transportation	Term Loan	Prime plus 2.75%	3/28/2029	256.8	256.8	260.6	0.07%
Bhatti LLC dba Auntie Ann's & Bhatti LLC 1	(#,^)	7219 Silver Mist Ave., North Chesterfield, VA 23237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	134.2	134.2	132.8	0.04%
Royalty Freight Inc.	(#,^)	3728 W McKinley Ave., Fresno, CA 93772	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	351.3	351.3	357.5	0.10%
Reliable Power Group Inc. dba Batteries + bulbs Pensacola	(#,^)	6895 N. 9th Ave. Suite B, Pensacola, FL 32504	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2029	81.2	81.2	80.5	0.02%
Bright Freight Solution, LLC	(#,^)	1112 N Main St, Manteca, CA 95336	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	850.1	850.1	861.2	0.24%
EJ & James Transport LLC	(#,^)	3100 Drewsky Lane Unit 108, Fort Mills, SC 29715	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	7.8	7.8	7.9	—%
Ren Investment Group Inc dba True Positon Manufacturing	(#,^)	40 Sandra Dr., South Windsor, CT 06074	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/29/2029	651.1	651.1	649.2	0.18%
J Brothers Enterprises, LLC	(#,^)	1101 NW 12TH Ave, Ava, MO 65608	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/29/2044	617.2	617.2	696.8	0.19%
La Favorita Radio Network	(#,^)	4043 Geer Rd, Hughson, CA 95326	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	3/29/2029	276.3	276.3	277.7	0.08%
Complete Care IT LLC	(#,^)	4801 South University Dr. Suite 125, Davie, FL 33328	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2029	42.7	42.7	42.2	0.01%

Turtle Shirts, LLC	(#,^)	10241 Metro Pkwy# 108, Ft Myers, FL 33966	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/29/2029	44.5	44.5	44.4	0.01%
Knoxville Room Service	(#,^)	10670 Parkside Dr., Knoxville, TN 37922	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/29/2029	5.5	5.5	5.5	—%
Outtasight Careers, LLC dba Gecko Hospitality	(#,^)	109 W Fern St., Tampa, FL 33604	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2029	42.3	42.3	41.8	0.01%
Key HR Associates, Inc dba Parents Choice for Kids	(#,^)	3150 West Park Dr., Burnsville, MN 55306	Social Assistance	Term Loan	Prime plus 2.75%	3/29/2044	443.8	443.8	501.1	0.14%
Hamsons Inc.	(#,^)	4900 Hopyard Rd., Pleasanton, CA 94588	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/29/2029	152.4	152.4	150.8	0.04%
Pizzaplex L3C	(#,^)	4458 West Vernor Hwy, Detroit, MI 48209	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	36.4	36.4	36.3	0.01%
NuBe Business Group LLC	(#,^)	2140 44th St SE, Suite 201, Grand Rapids, MI 49508	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2044	39.2	39.2	44.3	0.01%
Raven's Place LLC	(#,^)	13031 S Western Ave, Blue Island, IL 60406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2044	672.4	672.4	759.2	0.21%
Bayco Enterprises, Inc	(#,^)	128 Cowesett Ave., West Warwick, RI 02893	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2044	190.3	190.3	214.8	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Stillwater Ventures, LLC	(#,^)	8272 W. Sunset Blvd, Los Angeles, CA 90048	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2029	312.1	312.1	320.6	0.09%
Marnon Enterprise LLC	(#,^)	6713 Biscay Hbr, San Antonio, TX 78249	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/5/2029	3.9	3.9	3.6	—%
Bose and Avinder, Inc.and Carmel and Preet Inc	(#,^)	28201 Date Palm Dr., Cathedral City, CA 92234	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2029	50.5	50.5	52.7	0.01%
FRAJOVI Urban Air, LLC dba Urban Air Trampoline& Adventure Park	(#,^)	1256 Indian Head Rd., Toms River, NJ 08755	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/8/2030	500.4	500.4	520.3	0.14%
Georgetown Milling Co, LLC	(#,^)	9001 Wentworth Springs Rd., Georgetown, CA 95634	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	4/9/2029	10.4	10.4	9.9	—%
VRGE Strategies LLC	(#,^)	1155 15th St NW, Washington, DC 20005	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/10/2029	64.7	64.7	59.1	0.02%
Maxiflex LLC	(#,^)	512 Verret St., New Orleans, LA 70114	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/11/2029	51.2	51.2	53.4	0.01%
Bill Berger LLC	(#,^)	8728 Tireman Ave, Detroit, MI 48204	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/12/2029	7.4	7.4	6.7	—%
Samco Food Corp dba C-Town Supermarket	(#,^)	1761 Nostrand Ave., Brooklyn, NY 11226	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/12/2029	82.0	82.0	75.0	0.02%
P. Moss Enterprises, LLC dba Garage Experts-Mid Atlantic	(#,^)	3563 South River Terrace, Edgewater, MD 21037	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	36.0	36.0	33.9	0.01%
Gilpin Enterprises, LLC dba Jon Smith Subs	(#,^)	17790 State Rd. 54, Lutz, FL 33458	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2029	65.5	65.5	61.3	0.02%
Southern Gulf Construction, Inc.	(#,^)	367 Pine Island Rd., North Fort Myers, FL 33903	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	91.1	91.1	91.2	0.02%
J.T. ONeill Company, LLC	(#,^)	19972 Willowin Farm Lane, Purceville, VA 20132	Real Estate	Term Loan	Prime plus 2.75%	4/12/2029	8.0	8.0	7.3	—%
Pranamji Inc dba Ohara's Beverage Spot	(#,^)	2300 Levit Rd., Lorain, OH 44052	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2044	45.3	45.3	48.8	0.01%
Rello, Inc. dba ID Salon	(#)	8063 Jericho Turnpike, Woodbury, NY 11797	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	5.1	5.1	5.2	—%
Modern Demo & Services LLC	(#,^)	10161 W Park Run Dr., Las Vegas, NV 89145	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2029	102.4	102.4	94.6	0.03%
2Choice2Friends dba 2 N 1 Salad Bar and Grill	(#)	901 W Braker Lane, Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	10.6	10.6	10.9	—%
Expert Building Services LLC	(#,^)	74 Roosevelt St., Pequannock Township, NJ 07440	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/17/2029	16.7	16.7	15.3	—%
All My Best Inc.	(#,^)	4320 Anthony Court Suites 1,2,3, Rocklin, CA 95677	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/19/2029	51.3	51.3	48.4	0.01%
ER & DC McPherson Holdings, LLC	(#,^)	6957 W Broward Blvd., Plantation, FL 33317	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/19/2029	40.0	40.0	36.9	0.01%
La Dolce Vita, LLC, La Dolce Vita Watersports LLC, LDV Golf Cart & Bil	(#,^)	196 N. Holiday Rd., Miramar Beach, FL 32550	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2029	409.6	409.6	391.4	0.11%
Jones Roger Sherman Inn, Inc.	(#,^)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/25/2029	125.1	125.1	130.5	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

La Dolce Vita LLC.	(#,^)	196 N. Holiday Rd., Miramar Beach, FL 32550	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2044	451.8	451.8	506.1	0.14%
Sona USA, Inc	(#,^)	15280 NW 79th Ct Ste 109, Miami Lakes, FL 33016	Telecommunications	Term Loan	Prime plus 2.75%	4/26/2029	135.4	135.4	130.1	0.04%
Pellegrin Marine Transportation, LLC	(#,^)	117 Country Village Dr., Raceland, LA 70394	Support Activities for Transportation	Term Loan	Prime plus 2.75%	4/26/2029	116.8	116.8	111.2	0.03%
ASM Partners LLC	(#,^)	1619 Roberts Dr. SE, Mableton, GA 30126	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/26/2029	200.1	200.1	195.7	0.05%
Midlothian Hardware, Inc dba Grills True Value	(#,^)	475 West 147th St, Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/29/2029	32.8	32.8	34.2	0.01%
DeVega Juice Co, - East Cobb, LLC dba Clean Juice Johnson Ferry	(#,^)	1205 Johnson Ferry Rd Suite 124, Marietta, GA 30068	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	53.2	53.2	54.3	0.01%
Modern Trousseau, LLC	(#,^)	125 Bradley Rd., Woodbridge, CT 06525	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/1/2029	258.0	258.0	261.3	0.07%
Global Enterprises LLC dba Verdi Pizza	(#,^)	3111 S Valley View Blvd., Las Vegas, NV 89102	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/3/2029	17.2	17.2	15.7	—%
EPIFAB,LLC	(#,^)	1341 Brooks St. Unit D, Ontario, CA 91762	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/3/2029	17.6	17.6	16.8	—%
Life View Prenatal Imagery, LLC	(#,^)	312 79th Ave North, Myrtle Beach, SC 29572	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/3/2029	5.0	5.0	4.7	—%
Mark Garvin dba Tipsy Canyon Winery	(#,^)	150 Upper Joe Creek Rd., Manson, WA 98831	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	5/3/2044	102.1	102.1	115.3	0.03%
Art Amore Studios, LLC	(#,^)	6507 Jester Blvd, Suite #107, Austin, TX 78750	Educational Services	Term Loan	Prime plus 2.75%	5/3/2029	4.6	4.6	4.2	—%
NYM Solutions Inc.dba NYM Solutions, Inc	(#)	12150 SW 128th St. CT Suite 209, Miami, FL 33186	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	10.6	10.6	11.0	—%
Folklore Music Exchange LLC	(#,^)	617 Tennessee Ave, Charleston, WV 25302	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/6/2029	4.2	4.2	3.8	—%
Aloha To Go LLC	(#,^)	5903 Seminole Blvd., Seminole, FL 33772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2029	12.7	12.7	11.7	—%
Two Pie Lovers LLC dba Pizza Outpost	(#,^)	302 E. Millitary Hwy U1122, Brackettville, TX 78832	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	42.0	42.0	46.6	0.01%
The Lobster Pot Inc	(#,^)	119 Hope St., Bristol, RI 02809	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	355.0	355.0	393.4	0.11%
AMP Trucking Inc	(#,^)	1030 Gettysburg Ave, Clovis, CA 93161	Truck Transportation	Term Loan	Prime plus 2.75%	5/16/2029	215.4	215.4	196.8	0.05%
Cut To The Chase 502 LLC	(#,^)	6903 Lakegreen Ct, Louisville, KY 40291	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/16/2029	2.8	2.8	2.7	—%
CJNR LLC dba Chenney Bear Cafe, Elma Lodge & Suites, Parkhurst Motel,	(#,^)	208 East Main St., Elma, WA 98541	Accommodation	Term Loan	Prime plus 2.75%	5/16/2029	15.5	15.5	16.1	—%
Kappa Investments LLC dba Buddy's Home Furnishings	(#,^)	365 Lowe's Dr., Suite H, Danville, VA 24540	Rental and Leasing Services	Term Loan	Prime plus 2.75%	5/17/2029	358.2	358.2	328.4	0.09%
BD Branson Victorian LLC dba Branson Surrey Inn	(#,^)	430 a/k/a 450 South Hwy. 165, Branson, MO 65616	Accommodation	Term Loan	Prime plus 2.75%	5/17/2029	210.8	210.8	219.9	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Covalent Holding LLC	(#,^)	18 West Chestnut St.,Unit 2F, Chicago, IL 60610	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/17/2029	217.7	217.7	212.9	0.06%
Anchor Up Fitness and Nutrition, LLC	(#,^)	2464 US-29, Pensacola, FL 32505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/21/2029	16.7	16.7	16.2	—%
ES&A, INC., A LAW CORPORATION	(#,^)	1003 Bishop St., Honolulu, HI 96813	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/22/2029	92.9	92.9	85.5	0.02%
Bloomquist Communications Inc. dba FastSigns 42501	(#,^)	131 East Trinity Place, Decatur, GA 30030	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/22/2029	12.5	12.5	11.6	—%
MCM Design LLC	(#)	5926 Vinings Vintage Way, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	8.2	8.2	8.5	—%
Top Notch Roofing, Inc	(#,^)	46 Cherry St., Milton, VT 05468	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/23/2029	101.5	101.5	95.2	0.03%
Clowers Trucking By Faith LLC	(#)	705 E Brookwood PL, Valdosta, GA 31601	Truck Transportation	Term Loan	Prime plus 6.5%	5/23/2029	10.6	10.6	11.0	—%
McGuckin & Pyle Inc	(#,^)	120 Corporate Ln, New Bern, NC 28562	Machinery Manufacturing	Term Loan	Prime plus 2.75%	5/23/2044	296.2	296.2	325.8	0.09%
2820 US HWY 98 N LLC dba Total Package Car Wash	(#)	2820 US Hwy 98 N, Lakeland, FL 33805	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2029	109.9	109.9	114.7	0.03%
SV Enterprise LLC dba Haagen-Dazs	(#,^)	1885 Briargate Pkwy, Space D-413, Colorado Springs, CO 80920	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2029	76.9	76.9	70.3	0.02%
PD Financial LLC	(#,^)	364 Parsippany Rd., Unit 7-B, Parsippany, NJ 07054	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	5/28/2044	34.4	34.4	38.8	0.01%
AGR, Inc	(#,^)	2-255555 Kaumualii Hwy, Kalaheo, HI 96741	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2044	770.8	770.8	866.0	0.24%
Brooklyn Breakfast Shop LLC	(#,^)	7707 S IH 35 Frontage Rd #730, Austin, TX 78744	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2029	4.1	4.1	4.0	—%
Canela Media Inc	(#,^)	2715 Palomino Circle, La Jolla, CA 92037	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/29/2029	98.0	98.0	92.7	0.03%
Aspen Welding LLC	(#,^)	28803 US-6, Rifle, CO 81650	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	393.0	393.0	432.1	0.12%
SSD Designs, LLC	(#,^)	486 Vance St., Forest City, NC 28043	Chemical Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	415.0	415.0	468.2	0.13%
Inside & Out Maintenance LLC	(#,^)	1698 SW Pancoast St., Port St Lucie, FL 34987	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/30/2029	82.7	82.7	75.9	0.02%
G.S.A.T. Restoration Inc. dba Paul Davis Restoration & Remodeling of G	(#,^)	1450 Oakbrook Dr, Norcross, GA 30093	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/31/2029	96.6	96.6	90.2	0.02%
V & M Transportation LLC	(#,^)	1307 27th St. Apt B, North Bergen, NJ 07047	Truck Transportation	Term Loan	Prime plus 2.75%	5/31/2029	10.8	10.8	9.9	—%
Morey Publishing LLC	(#,^)	575 Underhill Blvd, Suite 216, Syosset, NY 11791	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2029	51.6	51.6	47.5	0.01%
Martin Inventory Management, LLC	(#,^)	304 1/2 Main St., Edgefield, SC 29824	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2029	41.3	41.3	43.1	0.01%
Evoke Growth Advisory LLC	(#,^)	2600 Brookwood Way Dr., Unit 311, Rolling Meadows, IL 60008	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2029	6.2	6.2	5.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Oasis Senior Advisors Franchise Systems, LLC	(#,^)	24870 Burnt Pine Dr., Bonita Springs, FL 34134	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)	Term Loan	Prime plus 2.75%	6/4/2029	252.5	252.5	262.3	0.07%
Jamestown Quick Stop LLC	(#,^)	3097 24th Ave., Hudsonville, MI 49426	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/5/2044	67.4	67.4	73.0	0.02%
Preferred Manufacturing Services Inc	(#,^)	4261 Business Dr., Cameron Park, CA 95682	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/5/2029	395.2	395.2	412.2	0.11%
Allison K. Chipak dba Still Photography	(#)	195 Terrace Place, Apt. 2, Brooklyn, NY 11218	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	10.7	10.7	11.0	—%
Skin Beauty Bar Inc	(#,^)	749 8th St., Washington, DC 20003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/6/2029	4.4	4.4	4.0	—%
Neely Motorsports, Inc dba Earl's Store #1;Earl's Performance Plumbing	(#,^)	15825-15827 Hawthorne Blve, Lawndale, CA 90260	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2044	232.9	232.9	256.1	0.07%
Johnny's Boy LLC	(#,^)	127 East King St., Martinsburg, WV 25401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/7/2044	97.3	97.3	106.5	0.03%
Throop Family Holding Inc dba Klamath Basin Metals and Supply, dba Rog	(#,^)	7130 Crater Lake Hwy., White City, OR 97503	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2029	33.3	33.3	31.9	0.01%
J&A Elliott Company	(#,^)	1118 Thornberry Dr, Clarksville, TN 37043	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/7/2029	8.7	8.7	9.1	—%
Archer Cleaners Inc	(#)	1514 W. 33rd St., Chicago, IL 60608	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	10.7	10.7	11.0	—%
Ivesters Transportation, Inc	(#,^)	4299 South 2675 West, Roy, UT 84067	Truck Transportation	Term Loan	Prime plus 2.75%	6/11/2029	208.1	208.1	195.4	0.05%
Law Office of Paula Padilla PLLC	(#)	2211 E Highland Ave Suite 130, Phoenix, AZ 85016	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/13/2029	4.3	4.3	4.4	—%
Kego 2 LLC dba Jon Smith Subs 80025	(#,^)	2001 W. Southlake Blvd Suite 143, Southlake, TX 76092	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/14/2029	90.1	90.1	84.6	0.02%
A & S Services LLC dba Kona Ice of Troy	(#,^)	3888 Lightner Rd., Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2044	43.2	43.2	47.9	0.01%
Comarco Quality Pork Products Inc, Comarco Pork Products of FL LLC	(#,^)	501 Jackson St, Camden, NJ 08104	Food Manufacturing	Term Loan	Prime plus 2.75%	6/14/2029	258.1	258.1	250.1	0.07%
JLM Consulting LP	(#,^)	3981 E Dunrobin Dr., Springfield, MO 65809	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/17/2029	16.5	16.5	15.0	—%
American Demolition, Inc	(#,^)	401 N Kuner Rd, Brighton, CO 80601	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2029	174.0	174.0	181.5	0.05%
Bader Furniture Company Inc.	(#,^)	704 N Liberty St., Shamokin, PA 17872	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	6/19/2029	6.2	6.2	6.5	—%
Zion Motors Inc	(#,^)	6949 Wall Triana Hwy, Madison, AL 35757	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/19/2044	58.4	58.4	63.2	0.02%
Beck's Pub & Grill LLC	(#,^)	N6630 WI-49, Weyauwega, WI 54983	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2044	67.3	67.3	74.8	0.02%
International Institute for Learning Inc.	(#,^)	110 E 59th St ,31st floor, New York, NY 10022	Educational Services	Term Loan	Prime plus 2.75%	6/19/2029	249.6	249.6	228.1	0.06%
Central Texas Hygiene, LLC.	(#,^)	10201 McKalla Place, Austin, TX 78758	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/20/2029	71.9	71.9	65.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Peninsula Self Defense LLC	(#,^)	2766 Bay Rd., Redwood City, CA 94063	Educational Services	Term Loan	Prime plus 2.75%	6/21/2029	4.4	4.4	4.1	—%
Port Diesel L.L.C.	(#)	3212 Alex Trask Dr., Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	10.7	10.7	11.1	—%
LuLuBelle's Mountain Banana Bread LLC	(#)	1063 Carousel Rd, Lake Arrowhead, CA 92352	Food Manufacturing	Term Loan	Prime plus 2.75%	12/21/2045	248.7	248.7	271.4	0.07%
William Rose Inc	(#,^)	1 Grace Cove Rd, New Shoreham, RI 02807	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/21/2044	84.1	84.1	85.0	0.02%
Campuscuts LLC	(#)	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	6.4	6.4	6.6	—%
Small Batch Creations Inc. dba The Office Bar & Grill	(#,^)	295 E WASHINGTON AVE, SUNNYVALE, CA 94086	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2029	51.8	51.8	47.3	0.01%
Sweets By Karla LLC	(#,^)	3273 South John Young Pkwy., Kissimmee, FL 34746	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2029	10.7	10.7	9.8	—%
Krsto, LLC dba Italian Butter Breadsticks	(#,^)	34683 Nova Dr, Clinton Twp, MI 48035	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2044	183.3	183.3	202.3	0.06%
Scissor Kids Inc	(#,^)	63 Hebron Ave., Suite F, Glastonbury, CT 06033	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/24/2029	8.6	8.6	8.0	—%
Vanchoc Transport Inc	(#,^)	137 3rd St, Brooklyn, NY 11231	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/25/2029	36.2	36.2	35.2	0.01%
Paradise Towing & Recovery Inc	(#,^)	1115 S Homer Blvd., Sanford, NC 27330	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2029	88.5	88.5	88.2	0.02%
Paradise Towing & Recovery Inc	(#,^)	1115 S. Horner Blvd., Sanford, NC 27330	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	70.5	70.5	79.6	0.02%
Spartan Technology Solutions, Inc	(#,^)	125 Venture Blvd, Spartanburg, SC 29306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2044	469.5	469.5	504.7	0.14%
Professional Tire Limited Liability Company	(#,^)	6655 Country Rd. 32, Norwich, NY 13815	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	134.1	134.1	145.8	0.04%
Worldwide Capital Management Inc.	(#,^)	6 Venture Ste 305, Irvine, CA 92618	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2029	122.3	122.3	111.7	0.03%
Child Care Ventures LLC dba Childcare Adventures ELC	(#,^)	3542 Glendale Ave, Toledo, OH 43614	Social Assistance	Term Loan	Prime plus 2.75%	6/26/2044	141.8	141.8	150.2	0.04%
JFK Transportation Inc	(#,^)	4 Mechanic St., Natick, MA 01760	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/26/2029	57.6	57.6	55.3	0.02%
Soft Touch Tissue & Paper LLC	(#,^)	1491 Hammond St., Bangor, ME 04401	Paper Manufacturing	Term Loan	Prime plus 2.75%	6/26/2044	227.0	227.0	256.3	0.07%
Selective Automotive & Accessories Group, Inc	(#,^)	2221 Pelham Pkwy., Pelham, AL 35124	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/26/2029	208.0	208.0	200.7	0.05%
Tekoa Enterpises, Inc	(#,^)	1033 Cannon Bridge Rd., Cordova, SC 29039	Truck Transportation	Term Loan	Prime plus 2.75%	6/26/2029	47.9	47.9	45.7	0.01%
Soft Touch Tissue & Paper LLC	(#)	1491 Hammond, Bangor, MA 04401	Paper Manufacturing	Term Loan	Prime plus 2.75%	12/26/2029	98.4	98.4	103.0	0.03%
Lynx Inspection Technologies LLC	(#,^)	8101 Miller Rd 2, Houston, TX 77049	Support Activities for Mining	Term Loan	Prime plus 2.75%	6/26/2044	556.6	556.6	628.5	0.17%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

All-City Towing LLC, Jeffrey James Piller	(#,^)	1213 W Mallory Ave., Milwaukee, WI 53221	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/26/2029	336.4	336.4	332.7	0.09%
Pawfection Pet Services LLC	(#,^)	177 W Cottonwood Ln, Suite 12, Casa Grande, AZ 85122	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2029	8.6	8.6	7.9	—%
Boucherie US Inc	(#,^)	251 Little Falls Dr., Wilmington, DE 19807	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2029	1,062.3	1,062.3	970.6	0.27%
Ailky Corporation & Wyspen	(#,^)	352 Bedford St., Lakeville, MA 02347	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2029	40.6	40.6	37.1	0.01%
BB Services, LLC	(#,^)	580 39 Rd., Palisade, CO 81526	Truck Transportation	Term Loan	Prime plus 2.75%	6/27/2029	97.0	97.0	90.9	0.02%
Crescent Event Productions, Inc	(#,^)	1327 Wood Branch Dr., Charlotte, NC 28273	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2029	291.2	291.2	273.6	0.07%
Shooter's Gun Club, LLC	(#)	2429 Iowa St. Suites B, C and D, Lawrence, KS 66046	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/27/2030	169.9	169.9	159.1	0.04%
Moon Landscaping, Inc, Moon Group, Inc moon Nursery, Inc, Moon Site Ma	(#,^)	145 Moon Rd, Chesapeake City, MD 21915	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	1,084.9	1,084.9	1,084.3	0.30%
S & T Hardware Inc	(#,^)	2300 Nooseneck Hill, Coventry, RI 02816	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2044	193.6	193.6	218.6	0.06%
Balboa Fashion LLC	(#,^)	1016 S. Towne Ave., Unit 123, Los Angeles, CA 90021	Apparel Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	6.2	6.2	5.7	—%
Southern Specialties Transportation LLC	(#,^)	116 Toledo Dr., Lafayette, LA 70506	Truck Transportation	Term Loan	Prime plus 2.75%	6/28/2029	23.1	23.1	24.1	0.01%
Baobab Asset Management LLC	(#,^)	2 Greenwich Office Park, Suite 260, Greenwich, CT 06831	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/28/2029	43.6	43.6	39.8	0.01%
Sundown Audio, LLC	(#,^)	514 West 21St St., Newton, NC 28658	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2044	873.4	873.4	941.3	0.26%
Nevada Recycling and Salvage LTD, AMCB LLC	(#,^)	1085 Telegraph St, Reno, NV 89502	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/28/2044	1,197.0	1,197.0	1,284.6	0.35%
Crestview Ridge Farms LLC	(#,^)	1172 Co Rd. 956, Ashland, OH 44805	Crop Production	Term Loan	Prime plus 2.75%	6/28/2044	517.8	517.8	570.3	0.16%
K & K Restaurant LLC	(#,^)	6607 S Central Ave, Phoenix, AZ 85042	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	122.1	122.1	137.8	0.04%
Richmond Street Partners, LLC	(#,^)	200 E Chestnut St, Chicago, IL 60611	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/28/2029	86.1	86.1	79.2	0.02%
Port Huron Ophthalmology, PLLC dba Black River Optical	(#,^)	1033 River St., Port Huron, MI 48060	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2029	12.5	12.5	11.4	—%
Kim Howard Corp dba NPN Machine Tools	(#,^)	9130 Wayfarer Ln, Houston, TX 77075	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	197.2	197.2	205.7	0.06%
Jian Yang and Kanger House LLC	(#,^)	48 Horse Hill Rd., Cedar Knolls, NJ 07927	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/27/2029	100.0	100.0	91.6	0.03%
Advance Transit LLC	(#,^)	574-614 Tonnelle Ave, Jersey City, NJ 07307	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2044	746.0	746.0	826.5	0.23%
5161 LLC	(#,^)	1478 E Mountain Dr., Santa Barbara, CA 93108	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/28/2029	527.1	527.1	546.3	0.15%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Upul's Travel Service & Tours Inc	(#,^)	654 Shoppers Lane, Covina, CA 91723	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2029	251.7	251.7	230.0	0.06%
Good News Cafe, LLC	(#,^)	694 Main St. South, Woodbury, CT 06798	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	240.3	240.3	258.8	0.07%
NJ Floats Inc	(#,^)	1 Robertson Rd, Suite 13, Bedminster, NJ 07921	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2044	172.3	172.3	194.6	0.05%
Upul's Travel Service & Tours Inc	(#,^)	654 Shopping Lane, Covina, CA 91723	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2044	343.5	343.5	359.5	0.10%
Nash-Delphia LLC	(#,^)	2135 Gallatin Pike N, Store 4, Madison, TN 37115	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	7/2/2029	12.5	12.5	11.4	—%
Menskha Inc	(#)	88 High St., Mountclair, NJ 07042	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	7/10/2029	10.8	10.8	11.2	—%
D DeGregoria LLC dba The UPS Store 4235 Massapequa	(#,^)	4940 Merrick Rd., Massapequa Park, NY 11762	Couriers and Messengers	Term Loan	Prime plus 2.75%	7/10/2029	66.4	66.4	61.9	0.02%
Last Touch, LLC	(#,^)	1612 Jackson St., Spirit Lake, IA 51360	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/11/2044	97.8	97.8	105.8	0.03%
Beacon Metal Fabricators, Inc.	(#,^)	5425-D Hamilton Ave., Cleveland, OH 44114	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	7/12/2029	58.7	58.7	57.8	0.02%
Adam Family Bowl Inc	(#,^)	1504 Chestnut St., Mishawaka, IN 46545	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/16/2044	128.0	128.0	141.6	0.04%
Bouquet Canyon Kennels	(#,^)	29973 Bouquet Canyon Rd., Santa Clarita, CA 91390	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/16/2044	289.9	289.9	309.8	0.08%
Garage Floor Coating of MN.com,LLC	(#,^)	6701 West 23rd St., St. Louis Park, MN 55426	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/16/2044	960.8	960.8	1,036.5	0.28%
Baton Rouge Cargo Services Inc	(#,^)	6013 McRaven Rd., Jackson, MS 39209	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/17/2044	281.9	281.9	307.6	0.08%
Bonfire Hot Yoga LLC	(#,^)	3665 SW Hall Blvd, Beaverton, OR 97005	Educational Services	Term Loan	Prime plus 2.75%	7/18/2029	6.9	6.9	6.4	—%
JDM2 Water Station LLC	(#,^)	125 Chestnut Hill Dr., York, PA 17408	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/18/2029	175.4	175.4	171.6	0.05%
Ameritube, LLC	(#,^)	1000 North Hwy. 77, Hillsboro, TX 76645	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	7/18/2029	107.4	107.4	112.3	0.03%
Lawrence Adeyemo & Co LLC	(#)	209-34 112 Ave, Queens Village, NY 11429	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	7/19/2029	8.7	8.7	9.0	—%
Hardrock Alpha Enterprises, LLC	(#,^)	5101 Stine Rd., Bakersfield, CA 93313	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/19/2029	13.2	13.2	12.3	—%
700 Services Inc.dba 700 Credit Repair	(#,^)	1201 N Goliad St., Rockwall, TX 75087	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	7/19/2029	6.3	6.3	5.8	—%
A&W ALF, LLC dba A & W Assisted Living Facility	(#,^)	6600 Liberty Rd., Gwynn Oak, MD 21207	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/24/2044	96.2	96.2	108.5	0.03%
Franklin Care Pharmacy Incorporated	(#,^)	520 N Franklintown Rd., Baltimore, MD 21223	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/25/2029	45.5	45.5	47.5	0.01%
Sou's LLC	(#,^)	739 NE MLK Blvd., Portland, OR 97221	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/26/2029	5.0	5.0	4.9	—%
Power Associates Inc.	(#,^)	2766 West Good CT, Boise, ID 83702	Real Estate	Term Loan	Prime plus 2.75%	7/26/2029	12.6	12.6	11.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Dan Dahlin Inc.	(#,^)	16465 MN-65, Ham Lake, MN 55304	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/26/2044	393.5	393.5	444.2	0.12%
Moore Chiropractic Center, P.A.	(#,^)	936 Roosevelt Trail Unit 1 & 2, Windham, ME 04062	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/26/2029	7.7	7.7	8.0	—%
Micheal Birch and Tracy M. Pierce	(#,^)	E 2947 H-44, Traunik, MI 49891	Gasoline Stations	Term Loan	Prime plus 2.75%	7/29/2044	52.4	52.4	58.6	0.02%
Jbelis Stop N' Go, LLC dba Planet Smoothie	(#,^)	2565 E 17th St, Ammons, ID 83406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	16.4	16.4	15.2	—%
Dant A Sandras, D.D.S. LLC	(#,^)	13373 Hwy. 3235, Larose, LA 70373	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/30/2029	195.7	195.7	182.9	0.05%
Aeromax Industries, Inc, HITM, Inc and TMCB LLC	(#,^)	9027 Canoga Ave, Canoga Park, CA 91301	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	7/30/2044	758.8	758.8	813.2	0.22%
Grad Street LLC	(#)	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Nonstore Retailers	Term Loan	Prime plus 6.5%	7/30/2029	6.3	6.3	6.6	—%
East Coast Flight Services, Inc and Aviation Consulting Enterprise, LL	(#,^)	27603 Pkwy. Rd., Easton, MD 21601	Air Transportation	Term Loan	Prime plus 2.75%	7/31/2029	459.3	459.3	436.6	0.12%
Joseph Centonze dba Off Kilter Kilts	(#,^)	27720 Ave. Scott, Santa Clarita, CA 91355	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	7/31/2029	2.7	2.7	2.5	—%
Billy Auto Inc	(#,^)	632 N BRd.way, Amityville, NY 11701	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2044	312.7	312.7	335.5	0.09%
Genecco Produce, Inc. & Leo Genecco & Sons, Inc.	(#,^)	1850 Rochester Rd., Canadaigua, NY 14424	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	7/31/2029	679.6	679.6	673.0	0.18%
Living Spring Home Health Inc.	(#,^)	18350 Kedzie Ave Suite 204, Homewood, IL 60430	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/31/2029	113.3	113.3	109.8	0.03%
Quick and Quality Services dba Bella Roma Pasta & Pizza & Farshad Fari	(#,^)	28940 Golden Lantern, Laguna Niguel, CA 92677	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2029	9.6	9.6	9.2	—%
Canyon Lake Kids Academy, LLC	(#,^)	130 Charter Oak Dr., Canyon Lake, TX 78133	Social Assistance	Term Loan	Prime plus 2.75%	7/31/2044	94.5	94.5	104.5	0.03%
St. Francis Home Health Inc	(#,^)	5246 SW 8th St 103B, Coral Gables, FL 33134	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/31/2029	62.9	62.9	57.6	0.02%
Gray Rock Quarry, LLC and William E Dailey III	(#,^)	54 West Milton Rd, Milton, VT 05468	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	7/31/2044	433.7	433.7	444.8	0.12%
La Mount Group LLC	(#,^)	3111 Princeton Rd., Hamilton, OH 45011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2029	213.8	213.8	195.7	0.05%
Accord Law, APC	(#,^)	82555 Grass Flat Lane, Indio, CA 92203	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2029	6.3	6.3	5.8	—%
Leader Engineering-Fabrication, Inc.	(#,^)	695 Independence DrIive, Napoleon, OH 43545	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/2/2029	105.8	105.8	110.6	0.03%
A & S Services LLC dba Kona Ice of Troy	(#)	3888 Lightner Rd., Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	8/7/2029	10.8	10.8	11.2	—%
Elixir Enterprises, LLC dba Guilford Renee's	(#,^)	637 Boston Post Rd., Guilford, CT 06437	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/8/2029	16.5	16.5	15.1	—%
Love Playing LLC	(#)	2200 Eastridge Loop, San Jose, CA 95122	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2030	153.2	153.2	146.1	0.04%
KM Electrical Services, Inc	(#,^)	4348 Waialae Ave Unit 315, HONOLULU, HI 96816	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/12/2029	66.4	66.4	60.9	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Ranson Excavating, Inc	(#,^)	8343 Kaula Dr., Fair Oaks, CA 95628	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/13/2029	12.5	12.5	11.4	—%
Accelerate Educational Solutions, LLC dba Tutor My Success	(#,^)	135 Clove Branch Rd., Hopewell Junction, NY 12533	Educational Services	Term Loan	Prime plus 2.75%	8/14/2029	14.6	14.6	13.4	—%
Accent Home Services LLC dba Benjamin Franklin Plumbing of Kansas City	(#,^)	7748 Troost Ave., Kansas City, MO 64131	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/15/2029	95.0	95.0	93.5	0.03%
AJN Innovations LLC dba Burgerim	(#)	6704 Main St., Miami Lakes, FL 33014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/15/2031	114.1	114.1	106.3	0.03%
American Healthy Vending, Inc	(#,^)	5951 NW 151 St., Hialeah, FL 33014	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/15/2029	89.7	89.7	85.7	0.02%
Signature Rooms, Inc.	(#,^)	2066 Route 112, Medford, NY 11763	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/19/2029	142.5	142.5	148.9	0.04%
William Martinez dba Bad Ass Coffee of Hawaii	(#)	14101 Main St., Suite 4101, Hesperia, CA 92345	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/20/2029	19.5	19.5	18.2	—%
Auto Unique LLC	(#,^)	305 W Main St., Mayo, FL 32066	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/20/2044	11.8	11.8	13.4	—%
MB Nursery LLC dba The Garden Center	(#,^)	15562 HWY-South, Whitehouse, TX 75791	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/21/2029	79.0	79.0	82.5	0.02%
Metro R Services Inc. and Metal & Roof Supplies, Inc.	(#,^)	20 Universal Place, Carlstadt, NJ 07072	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/21/2029	163.6	163.6	163.1	0.04%
MS Integrated Psychotherapy & Counseling, LLC	(#,^)	1157 Main St., Clifton, NJ 07011	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/22/2029	62.7	62.7	60.8	0.02%
The Roux Southern Kitchen, LLC	(#,^)	252 FM 3162, Sandia, TX 78383	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2029	15.3	15.3	16.0	—%
PJT Logistics, Inc.	(#,^)	2-4 Commerce Way, Auburn, NY 13021	Truck Transportation	Term Loan	Prime plus 2.75%	8/23/2029	42.6	42.6	44.5	0.01%
SRJ construction Corp	(#,^)	8358 W Oakland Park Blvd. #203E, Sunrise, FL 33351	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/23/2029	9.5	9.5	8.9	—%
Elite Motors LLC	(#,^)	1046-1050 Orange Ave., West Haven, CT 06516	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/23/2029	75.0	75.0	78.3	0.02%
ADA Internacional Inc	(#,^)	10891 La Reina Rd., Suite 100, Delray Beach, FL 33446	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/26/2029	19.0	19.0	17.4	—%
Crystal S. Prado dba Crystal Clear Accounting	(#)	34099 Tuscan Creek Way, Temecula, CA 92592	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/26/2029	2.8	2.8	2.9	—%
The Hometown Welcome Program, Inc & Fredric Anthony Gushwa	(#,^)	107 S Nottawa St, Sturgis, MI 49091	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/27/2029	82.3	82.3	79.7	0.02%
Maryland Urgent Care, Inc.	(#,^)	9831 Greenbelt Rd Suite 208 (Unit H-2), Lanham, MD 20706	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/27/2044	44.4	44.4	49.4	0.01%
HRS2, LLC	(#,^)	5410 Pipers Creek Court, Sugar Land, TX 77479	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/28/2029	195.5	195.5	197.5	0.05%
DB Talak LLC	(#,^)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/28/2029	80.1	80.1	83.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Khari E. J. Myers dba Khari Imagery & 190 Minerva LLC	(#,^)	190 Minerva St., Tonawanda, NY 14150	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2044	57.9	57.9	65.4	0.02%
Linsey Schwertdfeger,, Inc.	(#,^)	740 Dennery Rd, San Diego, CA 92154	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/28/2029	59.9	59.9	55.6	0.02%
Blue Eagle Transport Inc.,Golden Eagle Tran and Green Eagle Transpor	(#,^)	377 Boston Post Rd., Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/28/2029	412.9	412.9	390.6	0.11%
Double Scoop Ice Cream, LLC	(#,^)	2970 Stonecrest Pass, Lithonia, GA 30038	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/29/2044	93.2	93.2	102.2	0.03%
Camror LTD dba Jersey Mike's	(#,^)	5946 Meijer Dr., Cincinnati, OH 45150	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2030	76.2	76.2	79.9	0.02%
3C Consumer Network & Designs LLC	(#,^)	7676 Hillmont St., Suite 109, Houston, TX 77040	Real Estate	Term Loan	Prime plus 2.75%	8/29/2029	12.7	12.7	12.0	—%
Esquire Mini Mart LLC & Morgan Store Building LLC	(#,^)	12595 S Somerton Ave, Yuma, AZ 85365	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2029	43.3	43.3	43.2	0.01%
Groton Bowling Center and Entertainment Inc	(#,^)	27 Kings Hwy, Groton, CT 06340	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/29/2044	930.1	930.1	1,023.3	0.28%
Crown Heights Bunch O Bagels & More Inc & 361 Bagel Holding LLC	(#,^)	361 Troy Ave., Brooklyn, NY 11213	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2029	33.8	33.8	35.3	0.01%
No Push Backs, LLC	(#)	5405 Neshaminy Blvd, Bensalem, PA 19020	Personal and Laundry Services	Term Loan	Prime plus 6.5%	8/30/2029	10.5	10.5	10.9	—%
Dog House Sportfishing Charters Inc	(#)	83413 Overseas Hwy., Islamorada, FL 33036	Scenic and Sightseeing Transportation	Term Loan	Prime plus 6.5%	8/30/2029	10.8	10.8	11.2	—%
Eco Electric LLC	(#,^)	5380 Cameron St, Las Vegas, NV 89118	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/5/2029	55.9	55.9	51.2	0.01%
SVT Masonry Limited Liability Company	(#,^)	1208 Houghton Lane, Bennington, VT 05201	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/5/2029	63.1	63.1	64.0	0.02%
Philly Games Inc.dba Queen & Rock Game Cafe	(#,^)	607-609 S 2nd St., Philadelphia, PA 19147	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/5/2029	53.0	53.0	48.8	0.01%
Body on Cue Health and Fitness LLC	(#,^)	129 A Orpha Dr., Middlebury, IN 46840	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/6/2029	38.3	38.3	35.5	0.01%
Covert Recordings LLC	(#,^)	31-65 138th St. Apartment 3K, Flushing, NY 11354	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/11/2029	10.1	10.1	10.4	—%
Prime Precision Machining, LLC	(#,^)	845 Mandoline Ave, Madison Heights, MI 48071	Real Estate	Term Loan	Prime plus 2.75%	9/11/2044	267.9	267.9	292.7	0.08%
Prime Precision Machining, LLC	(#,^)	845 Mandoline Ave, Madison Heights, MI 48071	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/11/2029	200.8	200.8	190.2	0.05%
Miami Squeeze Inc dba Miami Squeeze, LLC	(#,^)	18315 W. Dixie Hwy., North Miami Beach, FL 33160	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/11/2029	98.3	98.3	94.3	0.03%
Oak Park Social LLC	(#)	14691 W 11 Mile Rd, Oak Park, MI 48237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/12/2045	130.0	130.0	141.7	0.04%
New Flow Plumbing and Rooter Inc.	(#,^)	6718 Katherin Ave., Van Nuys, CA 91405	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/12/2029	31.6	31.6	29.2	0.01%
The Steel Method LLC dba Sneeze It	(#,^)	250 Passaic Ave Suite 200, Fairfield, NJ 07004	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2029	143.6	143.6	131.8	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

ACSS CPA, LLC	(#,^)	1016 S Texas Blvd, Weslaco, TX 78599	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2044	38.6	38.6	42.4	0.01%
Bay Bowl Inc dba Shasta Lanes	(#,^)	11093 Black Marble Way, Redding, CA 96003	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2044	518.5	518.5	585.4	0.16%
Game Station, Inc.	(#,^)	2917 1st Ave SE, Cedar Rapids, IA 52402	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/16/2029	17.2	17.2	16.8	—%
Win Health Institute, LLC	(#,^)	711 E Valley Rd, Basalt, CO 81621	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/17/2029	6.4	6.4	6.0	—%
Vancole Investments, Inc. dba Smoothie King #913 &;Dream Developmenf G	(#,^)	876 Virginia Ave., Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2029	10.2	10.2	9.3	—%
Natalie Hart LLC dba Lady of Luxury &dba Country Sugar Events, dba Que	(#)	1702 Fawn Gate St, San Antonio, TX 78248	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/17/2029	52.2	52.2	51.1	0.01%
Payne's Enviromental Service, LLC dba Bamaco	(#,^)	5617 Causeway Blvd., Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/18/2044	503.6	503.6	544.9	0.15%
Host Marketing, LLC	(#)	206 Bell Lane, Suite B, West Monroe, LA 71291	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/18/2029	10.9	10.9	11.3	—%
Standard Real Estate Services LLC	(#)	500 West Silver Spring Dr., Suite K 200,, Glendale, WI 53217	Real Estate	Term Loan	Prime plus 6.5%	9/19/2029	10.9	10.9	11.3	—%
Unified Utility Services LLC	(#,^)	206 Frankie Lane, Ladson, SC 29456	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/20/2044	152.4	152.4	172.1	0.05%
Flamingo Bowl, Inc	(#,^)	3301 N 23rd St., McAllen, TX 78501	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/24/2029	188.5	188.5	182.7	0.05%
Quality Machine of Iowa, Inc	(#,^)	1040 4th Ave., Audubon, IA 50025	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/25/2029	57.5	57.5	60.1	0.02%
Byler, Wolfe, Lutsch and Kampfer CPAs, Inc	(#,^)	360 East State St., Salem, OH 44460	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2044	51.5	51.5	54.4	0.01%
Anderson's Outdoor Adventures, LLC	(#,^)	4060 SW County Rd 232, Bell, FL 32619	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2029	19.3	19.3	19.9	0.01%
Santa Fe Flooring LLC	(#,^)	3711 Paseo Del Norte NE, Albuquerque, NM 87113	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/26/2029	434.4	434.4	409.8	0.11%
Adam's Construction & General Contracting LLC	(#,^)	7808 N Custer Rd., Freesoil, MI 49411	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2029	62.7	62.7	59.2	0.02%
Zima Dining Inc. dba Country Kitchen	(#,^)	1497 N Mt. Vernon Ave., Colton, CA 92324	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2029	53.6	53.6	56.0	0.02%
Wagner & Sons Inc	(#,^)	22365 Alydar Dr., Lexington Park, MO 20653	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/27/2029	16.0	16.0	14.7	—%
Hoagie Barmichaels Inc	(#,^)	1101 River Rd., New Windsor, NY 12553	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2044	109.0	109.0	116.3	0.03%
Universe Appliance Repairs Inc.	(#,^)	3790 Merrick Rd., Seaford, NY 11783	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	566.7	566.7	606.3	0.17%

Double H Services, LLC, C&T Oil Field Services, LLC and Brian S. Holma	(#,^)	3721 North 162nd St., Garber, OK 73701	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2029	953.1	953.1	919.1	0.25%
Aztec Machine & Repair Inc, Cranrd & Material	(#,^)	1715 N 1st St, Bloomfield, NM 87413	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	687.3	687.3	744.4	0.20%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Titan Laser Screed Concrete Services, LLC	(#,^)	8908 Wildlife Lane, Sanford, FL 32771	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2029	42.5	42.5	39.9	0.01%
Zmetra Clearspan Structures LLC	(#,^)	2 Old Worcester Rd., Webster, MA 01571	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/27/2044	424.2	424.2	478.9	0.13%
Stiegelbauer Associates Inc.	(#,^)	63 Flushing Ave Unit 342, Brooklyn, NY 11205	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2029	170.4	170.4	156.4	0.04%
Universe Appliance Repairs Inc.	(#,^)	3790 Merrick Rd., Seaford, NY 11783	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2029	563.7	563.7	539.3	0.15%
Cherry and Candlewood Inc dba Aamco	(#,^)	3029 South St., Long beach, CA 90805	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	418.2	418.2	472.1	0.13%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St., Gainsville, FL 32605	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2029	173.8	173.8	159.8	0.04%
Heart and Vascular Associates of Tampa, LLC	(#,^)	17 David Blvd., Tampa, FL 33606	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2044	747.3	747.3	803.0	0.22%
DG Business Solutions, Inc	(#,^)	11008 Rene St., Lenexa, KS 66215	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/30/2029	200.8	200.8	185.3	0.05%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St., Gainesville, FL 32605	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2044	177.3	177.3	196.8	0.05%
Joseph P Fusco DDS PC	(#,^)	77 N Centre Ave., Rockville Centre, NY 11570	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2029	56.5	56.5	51.9	0.01%
International Protection Group, LLC	(#,^)	481 8th Ave. Suite 1130, New York, NY 10001	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/30/2029	70.2	70.2	71.0	0.02%
In Power Motors, LLC, In-Power Motors II LLC, In-Power Motors III LLC	(#,^)	2301 W. Buckeye Rd., Phoenix, AZ 85009	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2044	602.9	602.9	655.9	0.18%
AV Strategy, Inc	(#,^)	9468 American Eagle Way Suite 100, Orlando, FL 32837	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/30/2029	239.5	239.5	231.2	0.06%
Meldi Maa, Inc dba The River Complex	(#,^)	74 S Main St., Woonsocket, RI 02895	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2044	408.7	408.7	458.4	0.13%
Atlantic Pacific Hospitality Solutions Inc dba North Beach Bistro	(#,^)	725 Atlantic Blvd, Atlantic Beach, FL 32233	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	7.5	7.5	6.8	—%
50 Taps, LLC dba Colorado Taproom & Grill	(#,^)	19539 Hess Rd. Suite Suite #101, Parker, CO 80134	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	66.0	66.0	61.1	0.02%
Crown Waste Corp	(#,^)	1 Plainview Rd., Bethpage, NY 11714	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	9/30/2029	42.6	42.6	41.0	0.01%
Paketo LLC dba West Loop UPS Store	(#,^)	623 W Lake St., Chicago, IL 60661	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/4/2029	14.1	14.1	13.2	—%
Q2 Ventures, LLC	(#,^)	2805 W Arimo Rd., Arimo, ID 83214	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/8/2029	152.2	152.2	156.3	0.04%
Glenda D Brewer dba Bargain Store	(#)	107 Tabernacle Church Rd., Candor, NC 27229	General Merchandise Stores	Term Loan	Prime plus 6.5%	10/11/2029	11.0	11.0	11.4	—%
S&D Beauty Spa Inc dba Elite Nails, dba Bella's Nails &dba Onyx Nail b	(#,^)	5604 Slide Rd., Lubbock, TX 79414	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/11/2029	145.5	145.5	135.1	0.04%
The Cow Harbor Beer Company LLC dba Sand City Brewing Co.	(#)	19 Scudder Ave., Northport, NY 11768	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/11/2031	290.0	290.0	276.1	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Pine Mountain Residential LLC	(#)	10240 Cosmopolitan Circle, Parker, CO 80134	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	10/16/2029	11.0	11.0	11.4	—%
Powerlift Dumbwaiters, Inc	(#)	2444 Georgia Slide Rd., Georgetown, CA 95634	Machinery Manufacturing	Term Loan	Prime plus 6.5%	10/16/2029	10.6	10.6	11.1	—%
UNIQUE PAVER INSTALLATIONS, INC.	(#,^)	4930 Mars Hill Rd., Bogart, GA 30622	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/17/2029	19.9	19.9	19.0	0.01%
Owens Family and Cosmetic Dentistry PLLC	(#,^)	403 E College St., Pulaski, TN 38478	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/17/2029	232.4	232.4	219.2	0.06%
Roughcut LLC	(#,^)	41540 National Rd, Belmont, OH 43718	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/17/2029	437.1	437.1	457.5	0.12%
Todd's Car Wash, LLC	(#,^)	5505 Johnston St., Lafayette, LA 70506	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2044	332.1	332.1	375.0	0.10%
James Clark and Company, Inc.	(#)	8885 Haven Ave., Suite 120, Rancho Cucamonga, CA 91730	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	10/22/2029	11.0	11.0	11.4	—%
Pyle Garage Doors OKC, INC dba Precision Door Service OKC	(#,^)	8860 S Sunnylane Rd., Oklahoma City, OK 73135	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/22/2029	12.6	12.6	11.5	—%
Fimac Inc dba American Educational Services	(#,^)	26300 La Alameda, Suite 200, Mission Viejo, CA 92691	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/23/2029	19.3	19.3	17.8	—%
Sultan's Palace L.L.C.	(#,^)	8125 West Sahara Ave., Suite 300, Las Vegas, NV 89117	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2029	18.1	18.1	17.2	—%
Diamond Solutions LLC	(#,^)	8321 E Gelding Dr., Scottsdale, AZ 85260	Machinery Manufacturing	Term Loan	Prime plus 2.75%	10/25/2029	10.9	10.9	10.0	—%
Jbang LLC, WM Bang LLC, Bang Investments LLC	(#)	125 Westchester Ave., White Plains, NY 10601	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2029	60.2	60.2	62.2	0.02%
Four Ace Electrical Services Corporation	(#,^)	3723 Far Niente Way, Sacramento, CA 95834	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/25/2029	10.3	10.3	9.5	—%
Landmark Ventures USA, Inc	(#,^)	475 Park Ave. S, 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	10/25/2029	90.0	90.0	82.6	0.02%
Marnon Vending LLC dba Naturals 2 Go San Antonio	(#,^)	6713 Biscay Hbr, San Antonio, TX 78249	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/28/2029	6.8	6.8	6.6	—%
Proximo Consulting Services Inc	(#,^)	2500 Plaza 5, Jersey City, NJ 07311	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/28/2029	64.3	64.3	59.0	0.02%
Corple Enterprises, Inc	(#,^)	17887 US-380, Ponder, TX 76259	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/28/2029	143.6	143.6	146.3	0.04%
Perisseia Physicians LLC	(#,^)	1644 Lebanon Rd., Lawrenceville, GA 30043	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/28/2044	386.5	386.5	419.3	0.11%
OWL Inc,	(#,^)	5300 S Orange Blossom Trail, Orlando, FL 32839	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	10/28/2029	182.2	182.2	167.1	0.05%
Lightning Strike Distributing, LLC dba Jedidiah's Jerky & Gournet Snac	(#,^)	9912 Arizona Dr, Mohave Valley, AZ 86440	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/30/2029	55.7	55.7	51.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Plastic Depot, Inc	(#,^)	363 East Alondra Blvd, Gardena, CA 90248	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/30/2029	135.7	135.7	124.5	0.03%
BGB Leasing Co.	(#,^)	50 Industrial Park Rd., Princeton, KY 42445	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2044	87.0	87.0	98.2	0.03%
Blue Agave & Brothers, LLC dba Blue Apachie Mexican Restaurant and Blu	(#,^)	905 Savoy Rd., Youngsville, LA 70592	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/30/2029	62.5	62.5	58.2	0.02%
Paul Wintner dba P & R Props	(#,^)	23901 Calabasas Rd., Calabasas, CA 91302	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/30/2029	48.2	48.2	44.2	0.01%
BGB Leasing Inc and BGB Leasing Co.	(#,^)	50 Industrial Park Rd, Princeton, KY 42445	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2029	994.6	994.6	962.2	0.26%
Automotive Solutions, LLC	(#,^)	1910 W. Dupont Rd., Fort Wayne, IN 46818	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2044	292.1	292.1	324.3	0.09%
Sunburst Trout Farm, LLC	(#,^)	314 Industrial Park Dr, Waynesville, NC 28786	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	10/31/2029	57.9	57.9	60.6	0.02%
Automotive Standard, LLC	(#,^)	4028 Coldwater Rd., Fort Wayne, IN 46805	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2044	135.3	135.3	150.9	0.04%
D & H Construction Services, Inc.	(#,^)	711 Hospital St., Richmond, VA 23219	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2029	120.0	120.0	113.7	0.03%
Fave Realty, Inc.	(#,^)	217-84 Hempstead Ave., Jamaica, NY 11429	Real Estate	Term Loan	Prime plus 2.75%	10/31/2044	113.0	113.0	127.6	0.03%
Jessie's Radiator and Automotive	(#,^)	1777 N Ventura Ave., Ventura, CA 93001	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2029	14.7	14.7	14.4	—%
Mariscos El Oceano, Inc.	(#,^)	5960 S Archer Ave, Chicago, IL 60638	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2044	122.7	122.7	138.2	0.04%
Maine Service Corp	(#,^)	59-24 55th St., Maspeth, NY 11378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/31/2029	107.2	107.2	112.2	0.03%
Kerzner Contracting Corp	(#,^)	1620 Ocean Ave., Bohemia, NY 11716	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2029	96.5	96.5	88.5	0.02%
The Committed Pig LLC	(#,^)	28 West Park Place, Morristown, NJ 07090	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2029	255.4	255.4	267.3	0.07%
L& F Gullo Service Corp	(#,^)	520 Main St, Westbury, NY 11590	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/31/2029	150.0	150.0	137.6	0.04%
Guru Kirpa, Inc	(#,^)	3006 New Castle Ave., New Castle, DE 19720	Gasoline Stations	Term Loan	Prime plus 2.75%	10/31/2044	188.9	188.9	205.7	0.06%
Sunburst Trout Farm, LLC	(#,^)	314 Industrial Park Dr., Waynesville, NC 28786	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	10/31/2044	224.8	224.8	253.7	0.07%
MJ Group, Inc	(#,^)	26691 Loma Verde, Mission Viejo, CA 92691	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2029	18.2	18.2	16.7	—%
C&P Trading and Sales Inc	(#,^)	950 Peninsula Corporate Circle Suite 3016, Boca Raton, FL 33487	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/31/2029	214.6	214.6	196.9	0.05%
11900 Marshfield Station Inc	(#,^)	11900 S Marshfield Ave., Calumet Park, IL 60827	Gasoline Stations	Term Loan	Prime plus 2.75%	10/31/2044	1,229.9	1,229.9	1,377.2	0.38%
Link Recreational, Inc	(#,^)	304 Business Hwy. 53, Minong, WI 54859	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/7/2044	380.9	380.9	427.3	0.12%
Link Recreational, Inc	(#,^)	304 Business Hwy. 53, Minong, WI 54859	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/7/2029	739.6	739.6	685.7	0.19%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Integrated Vascular Services LLC	(#,^)	1452 Franklin Ave, Salem, OR 44460	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/8/2029	69.1	69.1	63.7	0.02%
Airbar Inc	(#,^)	5 N Station Plaza, Great Neck, NY 11021	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/8/2029	19.5	19.5	17.9	—%
East River Plumbing, LLC	(#,^)	997 E Loop, Priest River, ID 83856	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/8/2044	48.4	48.4	53.9	0.01%
NJ Floats, Inc	(#)	327 Route 202/206, Bedminster Township, NJ 07921	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2046	274.0	274.0	307.5	0.08%
HH Wireless Connect LLC	(#,^)	48267 Deer Trail Dr., Canton, MI 48187	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	11/12/2029	7.1	7.1	6.5	—%
Ameen Enterprises, LLC dba Bargain Town	(#,^)	1111 E Washington St, Stephenville, TX 76401	Gasoline Stations	Term Loan	Prime plus 2.75%	11/12/2029	108.0	108.0	112.3	0.03%
Steven French dba French Woodworking	(#,^)	1101 Horizon Dr. Suite 101, Fairfield, CA 94533	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/12/2044	60.5	60.5	68.3	0.02%
Adrienne's Gourmet Foods, Imagine Baking Inc	(#,^)	1034 Hancock St., Sandusky, OH 44870	Food Manufacturing	Term Loan	Prime plus 2.75%	11/12/2044	393.0	393.0	443.7	0.12%
Potomac Nail Spa Corporation	(#,^)	14901 Potomac Town Place,, Woodbridge, VA 22191	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/12/2029	48.0	48.0	44.2	0.01%
Two Roses Salon 1, Inc.dba National Fluid Power Institute and NFPI	(#,^)	908 S Jefferson St., Amarillo, TX 79101	Educational Services	Term Loan	Prime plus 2.75%	11/12/2029	341.2	341.2	330.4	0.09%
James Richard Farkas Jr. dba Lil Black Bear Inn	(#,^)	8072 State Rd. 46 East, Nashville, TN 47448	Accommodation	Term Loan	Prime plus 2.75%	11/12/2044	105.7	105.7	115.3	0.03%
SSD Designs LLC	(#,^)	486 Vance St, Forest City, NC 28043	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	1/12/2030	326.5	326.5	316.6	0.09%
Adrienne's Gourmet Foods, Imagine Baking, Inc	(#,^)	1034 Hancock St., Sandusky, OH 44870	Food Manufacturing	Term Loan	Prime plus 2.75%	11/12/2029	457.2	457.2	462.5	0.13%
Ninth Avenue, LLC	(#)	Empire Mall, 5000 W Empire Place, Room 916, Sioux Falls, SD 57106	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/14/2030	59.4	59.4	55.7	0.02%
Sean McNamara	(#)	5639 Wood Lane, Allentown, PA 18106	Nonstore Retailers	Term Loan	Prime plus 6.5%	11/14/2029	11.0	11.0	11.5	—%
Rockin Robin Music Lessons LLC	(#,^)	9029 Hwy 6, Suite 160, Missouri City, TX 77459	Educational Services	Term Loan	Prime plus 2.75%	11/14/2029	8.0	8.0	7.4	—%
Winning Sales Plan Inc	(#,^)	17811 Fairhaven Gateway, Cypress, TX 77433	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/14/2029	43.2	43.2	45.2	0.01%
The Pinnacle Development Group Inc dba The Goddard School	(#)	105 Springside Dr., Akron, OH 44333	Social Assistance	Term Loan	Prime plus 6.5%	11/14/2029	11.0	11.0	11.5	—%
Lindsley Excavating LLC	(#,^)	92 Town Line Rd., Fulton, NY 13069	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/15/2029	166.4	166.4	165.3	0.05%
MToxins Venom Lab LLC	(#,^)	717 Oregon St., Oshkosh, WI 54902	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/15/2044	98.0	98.0	106.3	0.03%
SSH Princeton LLC dba Stumpy's Hatchet House of Princeton	(#)	745 Alexander Rd., Suite 1-3, Princeton, NJ 08540	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/15/2030	38.5	38.5	35.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Champions Of Diversity Media Inc dba Champions of Diversity: Politics	(#,^)	5100 Transamerica Dr., Columbus, OH 43228	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/15/2044	70.1	70.1	78.6	0.02%
Ryan & Selena LLC dba Head of the Class Learning Center	(#,^)	1836 Kathleen Rd., Lakeland, FL 33805	Social Assistance	Term Loan	Prime plus 2.75%	11/18/2044	431.1	431.1	475.0	0.13%
AD Learning Group, LLC dba The Learning Experience & AD Learning NH LL	(#,^)	181 Shunpike Rd., Cromwell, CT 06416	Social Assistance	Term Loan	Prime plus 2.75%	11/18/2029	118.8	118.8	108.9	0.03%
AMH Construction, Inc.	(#,^)	30 South Ivey Lane, Orlando, FL 32811	Construction of Buildings	Term Loan	Prime plus 2.75%	11/20/2029	64.8	64.8	65.4	0.02%
AMH Construction, Inc.	(#,^)	30 South Ivey Lane, Orlando, FL 32811	Construction of Buildings	Term Loan	Prime plus 2.75%	11/20/2044	266.0	266.0	297.0	0.08%
Cable Management LLC	(#,^)	290 Pratt St., Meriden, CT 06450	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/20/2029	118.8	118.8	113.5	0.03%
Weeping Willow Kennel Inc	(#,^)	6041 Hammond School Rd., Salisbury, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2029	3.9	3.9	4.1	—%
Coral Springs Family Wellness LLC	(#)	2902 North University Dr., Coral Springs, FL 33065	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/21/2030	110.1	110.1	101.7	0.03%
Semplice Cafe LLC	(#,^)	209 N Main St., Breckenridge, CO 80424	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2029	15.5	15.5	14.5	—%
Cobb Roofing LLC	(#,^)	8101 NW 10th St, Oklahoma City, OK 73127	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2029	50.1	50.1	46.0	0.01%
The Rollin' Trapp LLC	(#,^)	1731 Prevatt Rd, Dothan, AL 36301	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2029	6.9	6.9	6.7	—%
S&C Cookies, Inc	(#,^)	1969 Jericho Turnpike, East Northport, NY 11731	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/22/2029	48.6	48.6	44.6	0.01%
Best Choice Meats, Inc,	(#,^)	12646 S Springfield Ave, Alsip, IL 60803	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/22/2044	1,300.9	1,300.9	1,447.1	0.40%
ZUMI LLC dba Allstate Insurance	(#,^)	1537 W 79th St, Chicago, IL 60620	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/22/2029	10.4	10.4	10.8	—%
A&N Design Studios Inc dba Door3 Business Application	(#)	370 Lexington Ave. Suite 1806, Manhattan, NY 10007	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2029	78.1	78.1	75.5	0.02%
Cum Laude Enterprises, LLC	(#)	15218 Penn Hills Lane, Houston, TX 77062	Nonstore Retailers	Term Loan	Prime plus 2.75%	11/22/2029	16.6	16.6	16.3	—%
Place Vendome Holding Co. Inc.dba R&F Marketing	(#)	308 Glenwood Rd., Swainsboro, GA 30401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/22/2044	426.8	426.8	444.7	0.12%
Peanut Butter & Co Inc	(#,^)	119 West 57th St., Suite 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/22/2029	161.9	161.9	148.5	0.04%
Place Vendome Holding Co Inc.dba R&F Marketing	(#)	610 East Main St., Swainsboro, GA 30401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/22/2029	212.5	212.5	208.1	0.06%
B.S Carrier LLC and United Truck & Trailer Repair LLC	(#)	3716 Garman Rd., Salem, VA 24153	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2029	204.0	204.0	205.5	0.06%
Hurricane Group, Inc.dba Crate Club Group	(#)	101 San Patricio Ave., Suite 860, Guaynabo, PR 00968	Other Information Services	Term Loan	Prime plus 2.75%	11/25/2029	46.6	46.6	42.7	0.01%
Fullmer's Landscaping, Inc.	(#)	9547 W Third St., Dayton, OH 45417	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/26/2029	164.9	164.9	155.9	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Ultra Flow Dispense, LLC	(#)	820 Prospect Hill Rd., Windsor, CT 06095	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/26/2029	89.8	89.8	82.7	0.02%
Ford Custom Renovation LLC	(#,^)	405 BRd.way St., Muncy, PA 17756	Construction of Buildings	Term Loan	Prime plus 2.75%	11/26/2029	7.1	7.1	6.6	—%
American Bio Source, LLC dba Dieselgreen Fuels	(#)	2522 N Hwy. 287, Decatur, TX 76234	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	11/27/2029	52.8	52.8	55.2	0.02%
Codorado, Inc. dba Dentalmart	(#,^)	10 Glorieta Rd., Sante Fe, NM 87508	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/27/2029	9.1	9.1	8.3	—%
Loading Arms Plus Inc	(#)	5401 Mitchelldale St., Suite B4, Houston, TX 77092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2029	68.4	68.4	63.5	0.02%
Behind the Scenes Chicago, LLC dba Paramount Events	(#)	1750 W Lake St., Chicago, IL 60612	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2029	321.0	321.0	307.8	0.08%
Alice's Tea Cup, ATC !! LLC and ATC 111, LLC	(#)	102 W 73rd St., New York, NY 10023	Food Manufacturing	Term Loan	Prime plus 2.75%	11/27/2029	254.6	254.6	235.9	0.06%
Haversack Holdings LLC	(#)	7930 W Kenton Circle, Suite 260, Huntersville, NC 28078	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2029	108.0	108.0	99.0	0.03%
Roots'n Shoots, LLC	(#)	86 Boston Rd, Chelmsford, MA 01824	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/27/2029	9.2	9.2	8.4	—%
Kanti Group Inc, Marina 84 Sport Bar & Grill LLC and Pub 52 Sports	(#)	2440 Wesr State Rd 84, Fort Lauderdale, FL 33312	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2029	142.4	142.4	131.8	0.04%
Mega Sales Detergent Distributor, LLC	(#,^)	1 Ackerman Ave., Clifton, NJ 07011	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/29/2029	43.2	43.2	39.6	0.01%
Soto Injury Law Firm, PA and My Attorney Inc	(#)	2050 Capital Circle NE Suite B, Tallahassee, FL 32308	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/3/2029	56.1	56.1	51.5	0.01%
Hook Line and Schooner Vinings LLC	(#)	400 West Village Way #3009, Smyrna, GA 30008	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/4/2029	19.6	19.6	18.9	0.01%
Clearwater Engineering Inc	(#)	301 N River St., Derby, KS 67037	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/5/2029	513.3	513.3	492.5	0.13%
Used Tire Express 1, Corp	(#)	437 N. Battlefield, Chesapeake, VA 23320	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/5/2029	75.0	75.0	70.9	0.02%
Standard Capital Corp	(#)	2349 Wessington Dr., Virginia Beach, VA 23456	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	12/5/2029	11.2	11.2	11.7	—%
DB Talak LLC	(#)	2018 SE 6th Ave., Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/6/2044	151.5	151.5	171.0	0.05%
The Stout Group LLC	(#)	10850 NW 138th St, Hialeah Gardens, FL 33018	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/6/2029	203.8	203.8	195.1	0.05%
Eagle Eye Truck Lines LLC and Eagle Eye Logistics LLC	(#)	560 56th St SW, Grand Rapids, MI 49548	Truck Transportation	Term Loan	Prime plus 2.75%	12/6/2029	958.4	958.4	889.2	0.24%
Bay Area Metal Fabricarion LLC	(#)	510 -512 Stone Rd., Benicia, CA 94510	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/6/2029	119.0	119.0	114.2	0.03%
Scott's Hardware, Inc., dba Medford Inc	(#)	200 Tuckerton Rd., Medford, NJ 08055	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 6.5%	12/6/2029	11.1	11.1	11.6	—%
Glen Lamb dba Lambs Tree And Plant Health Care	(#)	413 Pond Meadow Rd., Westbrook, CT 06498	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/6/2029	16.3	16.3	15.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Natalie Enterprise Inc	(#)	2500 Grand Ave., Billings, MT 59102	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/6/2029	17.6	17.6	18.4	0.01%
Mazhar Family, Inc dba Edible Arrangements	(#)	601 Portion Rd., Store #17, Lake Ronkonkoma, NY 11779	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/6/2029	58.7	58.7	54.2	0.01%
Wolf Pack, LLC	(#)	939 South 25th East, Ste. 115, Ammon, ID 83406	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	3/6/2030	198.4	198.4	188.5	0.05%
Elita 7, LLC and Behavioral Nutrition Inc.	(#)	16 Marble St., Worchester, MA 01603	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/9/2029	282.5	282.5	279.7	0.08%
Ciel Du Mel LLC dba Lala's Creamery	(#)	134 Petaluma Blvd North, Petalumaca, CA 94952	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/10/2029	14.4	14.4	13.6	—%
Helping Hands Group Daycare dba Dawn to Dusk Learning and Child Care L	(#)	10 Tremont Rd., Tremont, PA 17981	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2044	37.8	37.8	42.0	0.01%
SLCP Transport, LLC dba Aamco	(#)	1407 Lomaland Dr., El Paso, TX 79935	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2029	54.4	54.4	53.4	0.01%
Professional Plumbing Services of Nela, LLC	(#)	99 Plum St, West Monroe, LA 71292	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2029	15.7	15.7	15.8	—%
Chambers Funeral Home & Crematorium PA & Riverdale Park Crematory, LLC	(#)	5801 Cleveland Ave., Riverdale, MD 20737	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/11/2044	290.6	290.6	328.1	0.09%
CCD Construction Services LLC dba Clearwater Outdoor Design, CCD Exca	(#)	175 W Borgfeld Dr., San Antonio, TX 78260	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2044	109.0	109.0	120.4	0.03%
Vaughn Chiropractic, PLLC dba Catalyst Chiropractic and Rehab	(#)	10904 Baltimore St NE, Blaine, MN 55449	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2029	36.1	36.1	33.2	0.01%
Joyner5, Inc.dba British Swim School	(#)	1000 Settlers Landing Court, Wake Forest, NC 27587	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/12/2029	19.6	19.6	18.0	—%
Stockton TRI Industries, LLC	(#)	2141 E Anderson St, Stockton, CA 95205	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/12/2044	1,073.0	1,073.0	1,190.5	0.33%
Belle Properties Northwest, Inc.	(#)	223 Ave. B, Snohomish, WA 98290	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/12/2044	127.1	127.1	141.8	0.04%
Abylex, Inc and Worpex LLC	(#)	7473 Reese Rd #2, Sacramento, CA 95828	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2044	93.8	93.8	95.1	0.03%
Nulane Entertainment LLC	(#)	4100 W. Alameda Ave # 300, Burbank, CA 91505	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2029	6.6	6.6	6.1	—%
Math Enrichment, LLC	(#)	1009 E Capitol Expressway, San Jose, CA 95121	Educational Services	Term Loan	Prime plus 2.75%	12/13/2029	182.4	182.4	167.2	0.05%
Jen Macias LLC dba Duende	(#)	2301 NW Thurman St., Portland, OR 97210	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2029	7.0	7.0	6.5	—%
Essex Indoor Golf Center LLC	(#)	23 Saybrook Rd., Essex, CT 06426	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/13/2029	68.5	68.5	66.0	0.02%
The Floor Covering Warehouse, Inc	(#)	112 Orchard St., Stamford, CT 06902	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/13/2044	232.5	232.5	262.5	0.07%
The Crane Guys, LLC	(#)	14480 Alondra Blvd, La Mirada, CA 90638	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2029	1,168.3	1,168.3	1,125.5	0.31%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Dr Steven J Seidel	(#)	42 Campeau Place, Bergenfield, NJ 07621	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2029	70.7	70.7	64.9	0.02%
WURA LLC dba Dickey's Barbecue Pit	(#)	4325 E. University Dr., Suite 40, Prosper, TX 75078	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2029	83.2	83.2	77.9	0.02%
Signco America LP & Sparkle corporation Inc.	(#)	7938 Wright Rd, Houston, TX 77041	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/16/2044	1,185.3	1,185.3	1,338.2	0.37%
J and K Project Management Consultants LLC	(#)	350 Mc Donnell St, Lewisville, TX 75057	Construction of Buildings	Term Loan	Prime plus 2.75%	12/16/2044	303.6	303.6	342.7	0.09%
J and K Project Management Consultants dba A. C. T. Construction	(#)	350 Mc Donnell St, Lewisville, TX 75057	Construction of Buildings	Term Loan	Prime plus 2.75%	12/16/2029	180.7	180.7	189.2	0.05%
Farain Saremi dba USA Produce	(#)	461 G St., Los Banos, CA 93635	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/16/2044	460.1	460.1	509.0	0.14%
HADD Corp	(#)	364 Rugby Rd., Cedarhurst, NY 11516	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/17/2029	11.1	11.1	11.6	—%
Premier Gaming Solutions Inc	(#)	17 South Grand Ave, Pasadena, CA 91105	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2029	9.8	9.8	10.2	—%
Skyfall LLC dba EZ Self Storage	(#)	2705 US Hwy. 45 North, Henderson, TN 38340	Real Estate	Term Loan	Prime plus 2.75%	12/18/2044	141.7	141.7	159.9	0.04%
The Burlington Academy of Learning LLC	(#)	10 Covey Rd, Burlington, CT 06013	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2029	46.4	46.4	48.6	0.01%
MBK IT Services Inc.	(#)	626 Trailwood Ct., Garland, TX 75043	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/19/2029	18.8	18.8	19.7	0.01%
Kuros, LLC	(#)	21221 Baron Lake Dr., Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus 2.75%	11/19/2045	85.8	85.8	96.9	0.03%
Kuros, LLC	(#)	21221 Baron Lake Dr., Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus 2.75%	12/19/2044	385.7	385.7	435.4	0.12%
United Capital Group LLC	(#)	23022 La Cadena Dr, Laguna Hills, CA 92653	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/19/2029	280.5	280.5	266.3	0.07%
Nebulos, LLC	(#)	5428 Twilight Way, Parker, CO 80134	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2029	54.4	54.4	53.4	0.01%
New Casa Technologies, LLC	(#)	7928 S 70th Lane, Laveen, AZ 85339	Truck Transportation	Term Loan	Prime plus 2.75%	12/19/2029	7.1	7.1	6.6	—%
Shaddai Aesthetics Inc	(#)	706 W. 34th St., Austin, TX 78705	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2029	16.4	16.4	15.1	—%
Romain Tower Inc.	(#)	215 S Persimmon St, Tomball, TX 77375	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2044	888.1	888.1	947.8	0.26%
Chris Farley DVM PA. dba Farley Veterinary Clinic	(#)	6487 Taft St., Hollywood, FL 33024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2029	11.7	11.7	12.3	—%
Freedom Enterprises, Inc	(#)	2431 14th Ave. SE, Watertown, SD 57201	Truck Transportation	Term Loan	Prime plus 2.75%	12/20/2029	293.0	293.0	275.5	0.08%
ACC International LLC	(#)	200 N Furnace St, Birdsboro, PA 19508	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2044	312.4	312.4	336.4	0.09%
La Tradicion Cubana Inc	(#)	9357 S.W. 40th St., Miami, FL 33165	Miscellaneous Store Retailers	Term Loan	Prime plus 6.5%	12/20/2029	11.2	11.2	11.6	—%
Macon Arts Center LLC	(#)	4570 Pio Nono Ave, Macon, GA 31206	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/20/2044	617.8	617.8	691.3	0.19%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Freedom Enterprises, Inc - New RE company to be formed	(#)	2431 14th Ave. SE, Watertown, SD 57201	Truck Transportation	Term Loan	Prime plus 2.75%	12/20/2044	203.3	203.3	226.8	0.06%
Aitheras Aviation Group, LLC and International Aviation Sales, Ltd.	(#)	2301 N Marginal Rd, Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus 2.75%	12/23/2029	427.2	427.2	404.5	0.11%
Food Civilization Services LLC and 1701 W 15th St LLC	(#)	512 E 11th St., Houston, TX 77008	Real Estate	Term Loan	Prime plus 2.75%	12/23/2044	145.5	145.5	164.3	0.04%
The Lamkin Group LLC and National Championship Enterprises LLC	(#)	901 Lily Creek Rd., Suite 102, Louisville, KY 40243	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/23/2029	581.7	581.7	533.9	0.15%
512 E 11th Street LLC and Big Brand Management Ltd. Co.	(#)	512 E 11th St, Houston, TX 77008	Real Estate	Term Loan	Prime plus 2.75%	12/23/2044	323.8	323.8	363.3	0.10%
Synergistic-Designs, LLC	(#)	493 Wilson Mill Rd., New Wilmington, PA 16142	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/24/2029	6.5	6.5	6.0	—%
Richwood Enterprises, LLC, Richwood Transport LLC, Richwood Transport	(#)	2564 Branch St., Middleton, WI 53562	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/24/2029	307.1	307.1	296.3	0.08%
Ink! Coffee Company	(#)	2851 Larimer St., Denver, CO 80205	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2029	483.1	483.1	443.0	0.12%
Icebox Cafe L.C. and Icebox Pantry, LLC	(#)	219 NE 3rd St., Hallendale Beach, FL 33009	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/26/2030	415.3	415.3	393.5	0.11%
Bhatti LLC 2, Bhatti LLC	(#)	1451 Coral Ridge Ave., Coralville, IA 52241	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/26/2029	98.0	98.0	91.5	0.02%
Mankamana Holdings, LLc dba Perfect Brow Art, Mankamana Holdings, LLC	(#)	7302 Kirby Ave., Lubbock, TX 79424	Gasoline Stations	Term Loan	Prime plus 2.75%	12/27/2029	119.6	119.6	118.0	0.03%
Pro-Tek Pest Control, Inc, Pro-Tek Nurseries, LLC, Pro-Tek Irrigation	(#)	8712 60th Terrace South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	162.0	162.0	153.6	0.04%
Irony LLC dba Mulberry’s Garment Care	(#)	2579 Fairview Ave. North, Roseville, MN 55113	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/27/2029	977.4	977.4	900.8	0.25%
American Landscaping Company and Ground Effects Landscaping, LLC	(#)	6151 A St., Anchorage, AK 99518	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	626.4	626.4	706.7	0.19%
American Landscaping Company	(#)	6151 S St., Anchorage, AK 99518	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	267.9	267.9	271.5	0.07%
313 Air Duct LLC Dba Jouny Cleaning Services, M & J Restoration Emerge	(#)	25150 W Warren Ave., Dearborn Heights, MI 48127	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	217.9	217.9	243.9	0.07%
313 Air Duck LLC dba Jouny Cleaning Services, M & J Restoration Emerge	(#)	25150 W Warren Ave., Dearborn Heights, MI 48127	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	141.0	141.0	135.5	0.04%
Tatoo Tony's Under My Skin LLC	(#)	73 Memorial Pkwy., Atlantic Highlands, NJ 07716	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/27/2044	96.9	96.9	109.4	0.03%
QXC Communications, Inc	(#)	4541 N Dixie Hwy, Boca Raton, FL 33431	Telecommunications	Term Loan	Prime plus 2.75%	12/27/2029	456.0	456.0	418.1	0.11%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

K&S Hardware LLC dba Gopher Ace	(#)	1865 Wayzata Blvd, Long Lake, MN 55356	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2029	54.4	54.4	54.6	0.01%
Watearth Inc	(#)	3371 Glendale Blvd Suite 208, Los Angeles, CA 90039	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2029	40.7	40.7	37.3	0.01%
A Family Member Homecare Group Inc, A Family Member Homecare Holdings,	(#)	11788 Sample Rd., Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2044	117.0	117.0	127.4	0.03%
Protek Pest Control, Inc. Pro-tek Nurseries LLC, Pro-Tek Irrigation	(#)	8712 60TH TER South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	138.0	138.0	155.8	0.04%
Kiddie Garden Child Development Center, LLC	(#)	2809 W. Atkinson Ave., Milwaukee, WI 53209	Social Assistance	Term Loan	Prime plus 2.75%	12/30/2044	41.6	41.6	46.6	0.01%
Spinnaker Vero Inc.	(#)	983 12th St., Vero Beach, FL 32960	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/30/2044	764.1	764.1	819.6	0.22%
Dilpreet Hundal dba Kwik Stop	(#)	1001 Sacramento Ave., West Sacramento, CA 95605	Gasoline Stations	Term Loan	Prime plus 2.75%	12/30/2044	234.4	234.4	255.0	0.07%
Jauchem & Meeh Inc.dba Gregory Meeh Design;Jermy Chernick Design;J&M S	(#)	524 Sackett St., Brooklyn, NY 11217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/30/2029	239.3	239.3	236.7	0.06%
Vance Ewing LLC	(#)	22940 Harlan Ln, St. Robert, MO 65584	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/30/2029	97.9	97.9	102.6	0.03%
Home Decor Liquidators, LLC dba Home Decor Outlets;Home Decor Mattress	(#)	8780 Pershall Rd, Hazelwood, MO 63042	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2029	930.6	930.6	874.5	0.24%
Larry J. Frick dba L & S Trucking	(#)	157571 E Wausau Ave., Wausau, WI 54403	Truck Transportation	Term Loan	Prime plus 2.75%	12/30/2029	43.1	43.1	41.5	0.01%
Global Information Technology, Inc	(#)	1 Cragwood Rd, Suite 101, South Plainfield, NJ 07080	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/31/2029	493.7	493.7	453.6	0.12%
Bearwaters Brewing Company	(#)	101 Park St, Canton, NC 28716	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2044	247.8	247.8	277.3	0.08%
Pecos Entertainment LLC dba State Theater	(#)	421 South Oak St, Pecos, TX 79772	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/31/2029	123.4	123.4	129.4	0.04%
Nick's Country Kitchen, LLC	(#)	3 Flanders Rd., Bethlehem, CT 06751	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2044	278.5	278.5	307.3	0.08%
CV Flores LLC dba A All Animal Control	(#)	2140 E Southlake Blvd L-503, Southlake, TX 76092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/9/2030	4.3	4.3	4.0	—%
Jordi X Kellogg, M.D.,P.C	(#)	9200 SE 91st Ave. STE 340, Happy Valley, OR 97086	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/10/2030	54.8	54.8	50.3	0.01%
Luster Custom Homes LLC	(#)	18801 North Thompson Peak Pkwy., Suite 240, Scottsdale, AZ 85255	Construction of Buildings	Term Loan	Prime plus 2.75%	1/10/2030	32.2	32.2	29.6	0.01%
VetMed LLC	(#)	908 4th Ave., Decatur, AL 35601	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/10/2030	76.7	76.7	70.5	0.02%
Lyon Cubs LLC dba Dayton Valley Learning Center	(#)	357 Dayton Valley Rd., Dayton, NV 89403	Social Assistance	Term Loan	Prime plus 2.75%	1/16/2045	162.8	162.8	178.0	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Motorsport Imagery, Inc	(#)	16362 Cherokee Rd, Brooksville, FL 34601	Apparel Manufacturing	Term Loan	Prime plus 2.75%	1/17/2030	19.7	19.7	18.9	0.01%
Emmalina LLC	(#)	3602 Rock Bay Dr., Louisville, KY 40245	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/21/2030	8.2	8.2	8.0	—%
Align Sports Management, LLC	(#)	15822 Caminito Cantaras, Del Mar, CA 92014	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	1/22/2030	19.7	19.7	18.2	—%
Affinity Integrated Solutions Inc	(#)	115 Pomona Dr., Greensboro, NC 27407	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/23/2030	197.2	197.2	181.2	0.05%
Affinity Integrated Solutions Inc.	(#)	115 Pomona Dr., Greensboro, NC 27402	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/23/2045	291.0	291.0	317.6	0.09%
Amina Financial Solutions LLC dba Expat Tax Solutions	(#)	1433 Chestnut St., Macon, GA 31201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/24/2030	18.4	18.4	16.9	—%
Havana Knights LLC	(#)	65 Lindsey Lane, Havana, FL 32333	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/27/2030	34.6	34.6	33.4	0.01%
Codame Enterprises LLC dba Firehouse Subs	(#)	1547 Main St., Dunedin, FL 34698	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2030	92.7	92.7	85.2	0.02%
Thisaflycloset, LC	(#)	12408 Kingsview St., Bowie, MD 20721	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 6.5%	1/30/2030	11.5	11.5	12.0	—%
Daftarnow Inc dba Venture X Parsippany	(#)	8 Campus Dr.. Suite 105, Parsippany, NJ 07054	Real Estate	Term Loan	Prime plus 2.75%	7/30/2030	169.8	169.8	156.6	0.04%
Spinnaker PSL Inc., Spinnaker Subs- N-Shine& Spinnaker Vero Inc	(#)	6967 Hancock Dr., Port St Lucie, FL 34952	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	1/30/2045	307.5	307.5	332.0	0.09%
Adorable Home Heath Care LLC	(#)	6110 W Capitol Dr., Milwaukee, WI 53216	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/30/2030	36.8	36.8	33.8	0.01%
3 Fat Labs Inc. and Energy Conservation Solution Inc.	(#)	2001 S County Rd. 400 W, Greencastle, IN 46135	Rental and Leasing Services	Term Loan	Prime plus 2.75%	1/30/2045	271.0	271.0	296.1	0.08%
A1 Radon Services, LLC	(#)	9980 Dell Rd., Eden Prairie, MN 55347	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	1/31/2030	78.7	78.7	72.3	0.02%
2'N1 Home and lawn LLC dba N1 Home an Lawn LLC	(#)	1300 Ridenour Blvd., Kennesaw, GA 30152	Administrative and Support Services	Term Loan	Prime plus 6.5%	2/3/2030	11.2	11.2	11.8	—%
Fortson Janitorial Inc	(#)	462-482 Chattahoochee St., Cornelia, GA 30531	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/5/2045	104.4	104.4	117.9	0.03%
Damiano Global Corp.	(#)	333 Birch Hills Dr, Rochester, NY 14622	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/10/2030	44.1	44.1	40.5	0.01%
Shaw, Ltd dba Fitness 1440 North Coventry	(#)	54-58 Glocker Way, Pottstown, PA 19465	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/13/2030	53.7	53.7	51.0	0.01%
Red Rock Government Serviice, LLC	(#)	45240 Business Court, Sterling, VA 20166	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/13/2030	59.1	59.1	62.0	0.02%
Romo Medical Equiptment LLC	(#)	3453 North Panam Expressway, San Antonio, TX 78219	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/14/2030	441.4	441.4	405.5	0.11%
All Modes Transportation & Logistics LLC	(#)	4313 Collingtree Dr., Rockledge, FL 32955	Support Activities for Transportation	Term Loan	Prime plus 6.5%	2/14/2030	11.2	11.2	11.8	—%
Little Feet Academy of Jacksonville, LLC	(#)	10265 Normandy Blvd, Jacksonville, FL 32221	Social Assistance	Term Loan	Prime plus 2.75%	2/17/2045	45.9	45.9	49.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Alex Roit Chiropractic, P. C	(#)	55 Northern Blvd., Suite 103, Great Neck, NY 11021	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/19/2030	17.6	17.6	16.2	—%
Bora Enterprises, LLC	(#)	44255-B Fremont Blvd,, Fremont, CA 94538	Truck Transportation	Term Loan	Prime plus 2.75%	2/21/2030	11.3	11.3	10.4	—%
Skimino Enterprises LLC	(#)	197 Ewell Rd., Williamsburg, VA 23188	Support Activities for Transportation	Term Loan	Prime plus 2.75%	2/21/2030	66.2	66.2	60.8	0.02%
Bell Oak LLC dba Bell Oak Academy & Paradise Strategics LLC	(#)	7215 Waelti Dr., Melbourne, FL 32940	Social Assistance	Term Loan	Prime plus 2.75%	2/21/2045	374.1	374.1	401.4	0.11%
Sherwood Sporthorses Inc.	(#)	20502 Forestview, Magnolia, TX 77355	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2046	396.7	396.7	435.6	0.12%
Abe Chahrour Investment, LLC	(#)	4001 S Wayne Rd., Wayne, MI 48154	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/25/2045	21.6	21.6	24.3	0.01%
Feras Alshadaida dba Allura Dairy	(#)	8809 N Grove Ave., Rancho Cucamonga, CA 91730	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/26/2030	53.4	53.4	50.4	0.01%
M & L ENTERPRIZES, LLC	(#)	2401 Wrightsville Ave., Wilmington, NC 28403	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/26/2030	44.1	44.1	46.3	0.01%
Breakers Electric, LLC dba Merrill Sports	(#)	13600 Mustang Dr., Mead, CO 80542	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/27/2030	9.3	9.3	8.5	—%
Crux Solutions LLC dba Waddell's Riverside Funeral Directors	(#)	6938 Westover St., Houston, TX 77087	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/27/2045	78.7	78.7	87.4	0.02%
GRSC, Inc.	(#)	1643 NW Dove Ct, Stuart, FL 34994	Construction of Buildings	Term Loan	Prime plus 2.75%	2/27/2030	19.9	19.9	19.1	0.01%
LCSM Logistics Inc	(#)	15735 Spectrum Dr., Addison, TX 75001	Couriers and Messengers	Term Loan	Prime plus 2.75%	2/28/2030	75.0	75.0	68.9	0.02%
Toju Bay Inc. dba Fiesta Americana Restaurand and Club	(#)	1622-1624 N. Mannheim Rd., Stone Park, IL 60165	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2045	443.2	443.2	498.4	0.14%

14th State Learning, LLC dba Sylvan Learning, LLC	(#)	1 Market Pl #10, Essex Junction, VA 05452	Educational Services	Term Loan	Prime plus 2.75%	3/2/2030	45.9	45.9	42.4	0.01%
Chet Lemon Enterprises, Inc. dba All American Sports	(#)	1544 Lane Park Cut off, Tavares, FL 32778	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/3/2031	265.4	265.4	280.1	0.08%
Jones Roger Sherman Inn, Inc. dba Jones Roger Sherman Inn	(#)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/4/2030	21.6	21.6	22.6	0.01%
Minifox Inc. dba Pho Hoa and Jazen Tea	(#)	10624 South Eastern Ave. Suites R & S, Hendersen, NV 89502	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/5/2030	66.9	66.9	62.1	0.02%
Peter & Suzanne Scott, Inc., Phillip Showen & Bryan Phelan	(#)	2342 NY- 37, Port Covington, NY 12937	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/6/2030	124.8	124.8	127.0	0.03%
Advans IT Services, Inc.	(#)	65 Boston Post Rd W Ste 390, Marlborough, MA 01752	Other Information Services	Term Loan	Prime plus 2.75%	3/6/2030	111.4	111.4	102.3	0.03%
Outcome Driven Innovation dba Spracht; Celltek, ODI, ODI Security	(#)	974 Commercial St, Palo Alto, CA 94303	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/6/2030	345.3	345.3	317.2	0.09%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Big Brand Management LTD. CO. dba Ivox Media	(#)	512 E 11th St, Houston, TX 77008	Real Estate	Term Loan	Prime plus 2.75%	3/6/2030	59.1	59.1	58.7	0.02%
KR Enterprises, Inc. dba Carriage Inn	(#)	1065 Tower Hill Rd., North Kingstown, RI 02852	Accommodation	Term Loan	Prime plus 2.75%	3/6/2045	311.6	311.6	340.7	0.09%
The Ugly Mug's Coffee and Tea Inc.	(#)	1390 BRd.way Suite C, Placerville, CA 95667	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2030	32.7	32.7	30.0	0.01%
Quarles Service Systems, Inc.	(#)	1740 September Ave, Memphis, TN 38116	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/10/2045	93.6	93.6	103.0	0.03%
Blue Dot Trading Inc	(#)	3100 NW 72nd Ave., Miami, FL 33122	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/10/2030	50.1	50.1	46.1	0.01%
C3 Capital, Inc	(#)	10010 North Hampton Cove Lane, Indianapolis, IN 46236	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/11/2030	504.7	504.7	516.4	0.14%
GQ Investments LLC	(#)	5772 Miami Lakes Dr., Miami Lakes, FL 33014	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/12/2030	133.7	133.7	122.8	0.03%
Integrated Equipment Inc; Intergrated Elastomers Inc	(#)	5701 Brittmoore Rd, Houston, TX 77041	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/13/2045	1,235.0	1,235.0	1,394.4	0.38%
Signet Media dba Signet Media inc.	(#)	630 S 1st St, San Jose, CA 95113	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2030	313.2	313.2	328.4	0.09%
Astoria-Pacific Inc	(#)	15130 SE 82nd Dr, Clackamas, OR 97015	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	3/13/2030	111.4	111.4	116.8	0.03%
Rapid Trucking and	(#)	4225 W Capitol Ave, West Sacramento, CA 95691	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2045	742.4	742.4	838.1	0.23%
Native Fields Landscaping LLC and My Two Girls LLC	(#)	73 Taylor Rd., Wharton, NJ 07885	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2045	515.8	515.8	563.0	0.15%
Mark Allen Taylor dba Taylor Auction	(#)	20 & 68 Westfield Rd., Nicholls, GA 31554	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/13/2030	123.9	123.9	118.3	0.03%
Stretch of NW Georgia, LLC dba Stretch Zone	(#)	1430 Towne Lake Pkwy., Suite 26100, Woodstock, GA 30189	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/13/2030	13.1	13.1	12.0	—%
Kanga Lean, Inc. dba F45 Training Trinity	(#)	8900 Strengh Ave, New Port Richie, FL 34655	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/16/2030	51.2	51.2	48.6	0.01%
Coffeestamp LLC	(#)	2511 S Jefferson Ave., St. Louis, MO 63104	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/17/2030	4.0	4.0	3.9	—%
Mid Ohio Hospitality, LLC dba Bucks Bar and Grill	(#)	192 E Main St, Mansfield, OH 44904	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/17/2045	223.2	223.2	252.0	0.07%
Forest Scientific Corporation	(#)	668 Elm St., Tionesta, PA 16353	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/17/2030	66.8	66.8	70.1	0.02%
Firefly Developement LLC dba Firefly Earthworks	(#)	4810 Vicksburg St., Dallas, TX 75207	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/19/2045	292.5	292.5	315.3	0.09%
Patoruzu Inc dba Sharkey's Cuts for Kids	(#)	18121 Tuckerton Rd., Suite 130, Cypress, TX 77433	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/20/2030	12.1	12.1	11.1	—%
Kris-Leigh Catered Living at Severna Park,LLC	(#)	831 Richie Hwy., Severna Park, MD 21146	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/20/2030	477.9	477.9	501.0	0.14%
Dunaway and Hart, Inc	(#)	575 Harkrider St., Conway, AR 72032	Real Estate	Term Loan	Prime plus 2.75%	3/26/2030	44.6	44.6	40.9	0.01%
Suburban Transmission of Northern Illinois, Inc.	(#)	1714 E Oakton St, Des Plaines, IL 60018	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/27/2045	146.0	146.0	164.9	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Tomco Inc. dba Rental City dba Tomco Equiptment Sales	(#)	6470 State St., Saginaw, MI 48603	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/27/2030	20.1	20.1	18.4	0.01%
Blackwater Diving LLC	(#)	112 Forrest Rd, Morgan City, LA 70380	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/30/2030	334.2	334.2	319.2	0.09%
Montana Custom Log Homes, Inc.	(#)	2036 US Hwy. 93 North, Victor, MT 59875	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2045	356.6	356.6	402.6	0.11%
Caplan Home Care, LLC	(#)	6029 Berkshire Lane, Dallas, TX 75225	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/1/2045	848.6	848.6	882.7	0.24%
Profit Stewards, LLC	(#)	458 Schuylkill Rd., Phoenixville, PA 19460	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/2/2030	38.9	38.9	33.2	0.01%
Terry and Tammy Jacobsen, Inc dba Appliance Recycling	(#)	10105 Airport Way, Snohomish, WA 98296	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	4/3/2030	302.6	302.6	250.1	0.07%
Terry & Tammy Jacobsen, Inc.dba Appliance Recycling Outlet	(#)	10105 Airport Way, Snohomish, WA 98296	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	4/3/2045	820.0	820.0	839.3	0.23%
Alliance Heating & Air Conditioning, Inc.	(#)	10 Brookfield Ave., Bridgeport, CT 06610	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/6/2030	674.2	674.2	560.3	0.15%
Heriz Gallery Inc dba Pineville Rug Gallery	(#)	312 Main St., Pineville, NC 28134	Textile Product Mills	Term Loan	Prime plus 2.75%	4/6/2045	96.3	96.3	103.1	0.03%
Mister Dexters LTD dba Shuga's	(#)	702 S. Cascade Ave., Colorado Springs, CO 80903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2045	56.5	56.5	59.5	0.02%
Mister Dexters LTD dba Shuga's	(#)	702 S Cascade Ave., Colorado Springs, CO 80903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2030	169.9	169.9	140.6	0.04%
BulkMore LLC	(#)	12741 Ocean Gateway, Ocean City, MD 21842	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/18/2030	140.6	140.6	121.3	0.03%
Blakeslee Arpaia Chapman, Inc and Chapman Construction Services, LLC	(#)	200 North Branford Rd., Branford, CT 06405	Construction of Buildings	Term Loan	Prime plus 2.75%	9/24/2030	349.2	349.2	336.7	0.09%
South Park Hardware, LLC	(#)	16074 South Park Ave, South Holland, IL 60473	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/25/2045	73.8	73.8	82.1	0.02%
Babys on Broadway LLC	(#)	47 East BRd.way, Little Falls, MN 56345	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	9/25/2030	69.8	69.8	59.4	0.02%
Hazleton Oil & Environmental, Inc	(#)	300 Tamaqua St., Hazleton, PA 18201	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/25/2045	1,069.0	1,069.0	1,179.1	0.32%
7PSolutions, LLC	(#)	136 North Van Buren St., Nashville, IN 47448	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/25/2030	46.6	46.6	38.8	0.01%
The Hall at the Yard LLC dba The Hall on the Yard	(#)	1412 Alden Rd., Orlando, FL 32803	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2031	680.3	680.3	570.6	0.16%
KTF Consulting Corp	(#)	2471 N Geneva Terrace, Chicago, IL 60614	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/6/2030	70.3	70.3	73.0	0.02%
Snow Lodge, LLC	(#)	115 County Rd 725, Sweeny, TX 77480	Accommodation	Term Loan	Prime plus 2.75%	10/8/2045	49.3	49.3	53.9	0.01%
VIP Lawn Care Services LLC dba VIP Services	(#)	3875 Fay Blvd., Cocoa, FL 32927	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/8/2030	17.9	17.9	15.0	—%
Shades of U, Inc. dba Diva by Cindy	(#)	15212 Hanover Pike, Upperco, MD 21155	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/9/2045	88.7	88.7	94.2	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Marcus Horn dba Versatile Styles and Cuts	(#)	2018 24th Ave., Meridian, MS 39301	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/15/2045	10.3	10.3	10.9	—%
Third Day Lubes, Inc.	(#)	450 GA- 53, Calhoun, GA 30701	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/28/2030	21.1	21.1	21.9	0.01%
Supersonic Cleaning Services Inc	(#)	36 Seitz Terrace, Arlington, NY 12603	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/29/2030	36.3	36.3	30.7	0.01%
GoodGuyS Enterprises Inc dba Goodguys;Good Guy Enterprises;Good Guys	(#)	1071 Serpentine Lane, Pleasanton, CA 94566	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/4/2030	249.0	249.0	258.4	0.07%
Protek Pest Control Inc, Protek Nurseries LLC & Protek Irrigation LLC	(#)	8712 60th Terrace South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/4/2030	49.6	49.6	43.0	0.01%
Modutech Marine Inc	(#)	2218 Marine View Dr., Tacoma, WA 98422	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	11/9/2030	377.6	377.6	391.8	0.11%
Master Printing and Signs Corp & Artishirt Co.	(#)	386 Squire Rd., Revere, MA 02151	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/10/2045	198.3	198.3	213.7	0.06%
T.S.I.-VA, LLC and Alpha Business Services Inc.	(#)	2525 Pointe Center Court, Suite 200, Dumfries, VA 22026	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/17/2030	103.4	103.4	85.7	0.02%
The Number Masters	(#)	3325 Highland St., Grove City, OH 43123	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/18/2030	16.4	16.4	13.6	—%
Italian Heritage Tile and Stone Inc	(#)	4725 Morgan Territory Rd., Clayton, CA 94517	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/18/2030	74.3	74.3	61.6	0.02%
Prosperity Tool, Inc	(#)	2006 National Guard Dr., Plant City, FL 33563	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/19/2045	296.0	296.0	328.3	0.09%
Green Farm Inc dba Farmers Outlet	(#)	1018 W SR 424 Suite 100, Longwood, FL 32750	Food and Beverage Stores	Term Loan	Prime plus 6.5%	11/19/2030	11.9	11.9	11.3	—%
Thompson Enterprises of Florida LLC dba TCBY FROZEN YOGURT	(#)	14543 SW 5th St., Pembroke Pines, FL 33027	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/20/2030	13.9	13.9	11.5	—%
Ellis Apex LLC dba Inage360 Marietta	(#)	2060 Franklin Way SE, Suite 150, Marietta, GA 30067	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/24/2030	87.2	87.2	72.8	0.02%
Flex Beauty Labs, LLC	(#)	7512 Dr. Phillip Blvd., Orlando, FL 32819	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 6.5%	11/24/2030	11.9	11.9	11.3	—%
Dearly LOved Counseling, L.L.C	(#)	14052 N Dale Mabry Hwy., Suite 215, Tampa, FL 33618	Social Assistance	Term Loan	Prime plus 6.5%	11/24/2030	11.9	11.9	11.3	—%
Next Level Detailing, LLC	(#)	3235 Odeon Way, Suite 201-203, Acworth, GA 30102	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/24/2030	7.1	7.1	5.9	—%
LIAISON STAINLESS INC	(#)	630 James Lee Dr NW, Suwanee, GA 30024	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/25/2030	70.8	70.8	58.7	0.02%
The Alder SmokeHouse LLC	(#)	1055 Virginia Ave, North Bend, OR 97459	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2030	10.6	10.6	11.0	—%
Segreti Law Office, A Professional Corporation	(#)	350 10th Ave.,Suite 1000, San Diego, CA 92101	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2030	17.7	17.7	14.8	—%
Hartley S Johnson & Son, Inc. dba Mark T. Wendell Tea	(#)	14a Craig Rd., Acton, MA 01720	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/27/2030	37.8	37.8	31.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Jonathan J Klaczik LLC dba Veterans Fence Company	(#)	7417 Dover Lane, Parma, OH 44130	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/27/2030	21.2	21.2	18.8	0.01%
American Retail Properties, Inc.	(#)	125 Main St. 2nd Floor, Reading, MA 01867	Real Estate	Term Loan	Prime plus 2.75%	11/30/2030	21.2	21.2	17.7	—%
Moxie Marketing, LLC	(#)	51 Lee Dr, Palm Coast, FL 32137	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/3/2030	118.8	118.8	98.5	0.03%
Tina D. Coker DBA Diane's Accounting Service	(#)	119 E Haywood St, England, AR 72046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/3/2030	12.0	12.0	11.4	—%
Staffhink Limited dba Barn Owl Drone Services	(#)	4283 Deerfield Hills Rd, Colorado Springs, CO 80916	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	12/3/2030	5.0	5.0	4.6	—%
SME Business Services LLC	(#)	930 Chesaco Ave., Rosedale, MD 21237	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/3/2030	21.4	21.4	17.7	—%
Combs Creative LLC	(#)	157 Antler Ridge Circle,, Nashville, TN 37214	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/4/2030	5.3	5.3	5.0	—%
Paradise RV Sales and Rentals LLC	(#)	7960 Dorchester Rd., North Charleston, SC 29418	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/4/2030	6.6	6.6	5.4	—%
Perez Law Office, PLLC	(#)	80 N McClintock Dr, Chandler,, AZ 85226	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/4/2045	66.7	66.7	74.2	0.02%
Travel with Love, LLC dba Style & The Storyteller	(#)	8465 W Sahara Ave, Ste 111, Las Vegas, NV 89117	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/4/2030	4.8	4.8	4.6	—%
Indecon Builders Inc	(#)	1382 Valencia Ave., Tustin, CA 92780	Construction of Buildings	Term Loan	Prime plus 2.75%	12/4/2030	47.5	47.5	39.4	0.01%
Pacific Contours Corp	(#)	5340 E Hunter Ave, Anaheim, CA 92807	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/4/2030	679.1	679.1	704.6	0.19%
Northeast Coverages Inc. and Southeast Coverages Inc.	(#)	910 Franklin Ave, Suite 210, Garden City, NY 11530	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/7/2030	161.6	161.6	167.6	0.05%
CashLine Solutions, LLC	(#)	467741 E 1050 Rd, Sallisaw, OK 74955	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2030	11.4	11.4	9.5	—%
Tortuga Backpacks LLC	(#)	340 South Lemon Ave., Walnut, CA 91789	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/8/2030	47.5	47.5	39.4	0.01%
HWH Unlimited, Inc.	(#)	43386 Business Park Dr., Temecula, CA 92590	Real Estate	Term Loan	Prime plus 2.75%	12/9/2030	71.3	71.3	74.0	0.02%
Zebra House Coffee, LLC	(#)	1001 S El Camino Real, San Clemente, CA 92672	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/9/2030	42.8	42.8	35.5	0.01%
LBR Partners LLC dba Techy	(#)	16430 Good Hearth Blouvard, Clermont, FL 34711	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/9/2030	42.8	42.8	35.5	0.01%
Just In Time Refrigeration LLC	(#)	6400 EDNA TAYLOR PKWY, MONONA, WI 53716	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/10/2045	230.3	230.3	234.4	0.06%
Inner Beauty Salon and Suite LLC	(#)	825 Beecher St SW, Atlanta, GA 30310	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/10/2045	64.2	64.2	71.5	0.02%
LTD Broadband, LLC	(#)	69 Teahouse St, Las Vegas, NV 89138	Telecommunications	Term Loan	Prime plus 2.75%	12/10/2030	1,187.9	1,187.9	1,072.3	0.29%
M-Den, Inc	(#)	315 Main St., Ann Arbor, MI 48104	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/10/2030	1,093.6	1,093.6	1,046.9	0.29%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

TJ Pant LLC and Tailored Cartage LLC	(#)	25993 US 12, Sturgis, MI 49091	Truck Transportation	Term Loan	Prime plus 2.75%	12/11/2030	82.0	82.0	79.7	0.02%
Shattered Prism LLC	(#)	3333 BRd.way, New York, NY 10031	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/11/2030	7.1	7.1	7.4	—%
Donald W. Harris dba Bowman Creek Mini Storage	(#)	1625 US-59 N, Linden, TX 75563	Warehousing and Storage	Term Loan	Prime plus 6.5%	12/11/2030	12.0	12.0	11.4	—%
Premium Marketing Co. Inc. dba Vera Moore Cosmetics	(#)	4 Shadow Lane, Woodbury, NY 11797	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	12/11/2030	21.4	21.4	18.2	—%
Jamali LLC dba Saahten	(#)	2741 Raceway Fairfield West, Pensacola, FL 32503	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	12/11/2030	12.0	12.0	11.4	—%
Accommodating Financial & Tax Services, LLC	(#)	1642 Ralston Circle, Toledo, OH 43623	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2045	41.8	41.8	45.6	0.01%
Aeromax Industries Inc	(#)	1310 Ranchers Legacy Trail, Fort Worth, TX 76126	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/14/2030	166.3	166.3	137.9	0.04%
Vector Utilities LLC	(#)	8501 San Gabriel Dr., Laredo, TX 78045	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2030	356.4	356.4	339.0	0.09%
Droplette Marketing Co	(#)	6481 Orangethorpe Ave., Buena Park, CA 90620	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2030	6.4	6.4	5.7	—%
Corple Enterprisees Inc	(#)	17887 US Hwy. 380 West, Ponder, TX 76259	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/14/2030	59.4	59.4	49.2	0.01%
Efficient, Fast & Good Cleaning Services Inc	(#)	2444 NW 177th Terrace, Miami Gardens, FL 33056	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/14/2030	7.1	7.1	6.2	—%
Last Minute Effects Inc.	(#)	1016 Hamline Place, Burbank, CA 91504	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/15/2030	14.3	14.3	12.2	—%
Savannah Area Language & Culture Exchange, LLC	(#)	6 Dovetail Crossing, Savannah, GA 31419	Educational Services	Term Loan	Prime plus 6.5%	12/16/2030	12.0	12.0	11.4	—%
David M. Benson LLC	(#)	1422 Euclid Ave, Cleveland, OH 44115	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/16/2030	12.0	12.0	11.4	—%
Vege Investments, LLC dba Sunoco Homestead	(#)	26400 SW 177th Ave, Homestead, FL 33031	Gasoline Stations	Term Loan	Prime plus 6.5%	12/16/2030	12.0	12.0	11.4	—%
Highstar Travel Group, LLC	(#)	2869 Wilshire Dr., Suite 204, Orlando, FL 32835	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/16/2030	21.4	21.4	17.7	—%
McFarlin, LLP	(#)	4 Park Plz Ste 1025, Irvine, CA 92614	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2030	166.3	166.3	137.9	0.04%
Signature Graphic LLC	(#)	14425 N 79th St, Suite B, Scottsdale, AZ 85260	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2030	80.8	80.8	67.0	0.02%
Carolina Roofing Siding Painting LLC	(#)	204 Depot St., Camponbello, SC 29322	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/17/2045	14.8	14.8	15.5	—%
Anthony Connelly Holdings LLC	(#)	7260 Dean Martin Dr., Suite 800, Las Vegas, NV 89118	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/17/2030	237.6	237.6	196.9	0.05%
Flower City Customs Inc.	(#)	1805 Tebor Rd, Unit 4, Webster, NY 14580	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2030	10.0	10.0	8.3	—%
Yu Chun Chic Naeng Myun Restaurant Inc.	(#)	1159 Kapiolani Blvd, Honolulu, HI 96814	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/17/2030	7.3	7.3	6.1	—%
AccountPics, LLC	(#)	903 S WW White Rd, San Antonio, TX 78220	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2045	79.1	79.1	85.8	0.02%
Giant Development Inc and Crabtree Development Corp	(#)	509 Pylon Dr, Ste 110, Raleigh, NC 27606	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/18/2030	1,187.9	1,187.9	1,034.6	0.28%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Yinlink International Inc	(#)	2 Corporate Dr., Suiite A, East Windsor, NJ 08512	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2030	118.8	118.8	107.0	0.03%
RJL Texas International Corporation	(#)	17401 Triton,, Schertz, TX 78154	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2030	258.4	258.4	230.7	0.06%
Neeld Rentals Inc dba Mills True Value Hardware	(#)	205 Clinton Blvd, Clinton, MS 39056	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/18/2030	11.4	11.4	9.5	—%
Pumpkin Patch Child Care and Early Education Center, LLC	(#)	310 Grove Beach Rd. N, Westbrook, CT 06498	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2045	113.6	113.6	120.4	0.03%
Katie Cox & Co. LLC	(#)	6605 Longshore ST, Ste 240, Dublin, OH 43017	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2030	7.1	7.1	5.9	—%
Code 3 Apps LLC.	(#)	843 Tempted Ways Dr, Longmont, CO 80504	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/18/2030	7.1	7.1	5.9	—%
People United of Louisiana LLC	(#)	1401 Hudson Lane, Monroe, LA 71201	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2030	142.5	142.5	124.8	0.03%
Edgar E. Herrera Garcia, Rocio L. D. Herrera dba Integral Delivery Ser	(#)	3100 Delaware Ave., Des Moines, IA 50313	Truck Transportation	Term Loan	Prime plus 2.75%	12/18/2045	222.4	222.4	236.3	0.06%
Horne Chiropractic Center, P.A	(#)	3820 Mountain Rd., Suites B & C, Pasadena, MD 21122	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2030	95.0	95.0	78.8	0.02%
REST Enterprises Inc dba Upstyled Properties	(#)	1440 W Taylor St Unit 595, Chicago, IL 60607	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2030	14.3	14.3	14.8	—%
Tahzoo LLC	(#)	1015 7th St. NW, Washington, DC 20001	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2030	736.5	736.5	612.1	0.17%
Splashlight Photographic & Digital Studios LLC ,Splashlight Technologi	(#)	75 Varick St, 3rd Floor, New York, NY 10013	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2030	1,187.9	1,187.9	984.7	0.27%
Allied Molded Products, LLC, Clancy 15 LLC, and Crusader 5088, LLC	(#)	1145 13th Ave. East, Palmetto, FL 34221	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/18/2030	199.2	199.2	165.2	0.05%
Last Touch LLC	(#)	927 E 10th St, Fairmont, MN 56031	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/18/2045	51.1	51.1	56.9	0.02%
Price Educational Services, LLC dba Mathnasium of South OKC	(#)	10740 S May Ave, Oklahoma City, OK 73170	Educational Services	Term Loan	Prime plus 2.75%	12/21/2030	8.0	8.0	6.9	—%
Lynch Mining LLC	(#)	7262 West Hunt Hwy., Queen Creek, AZ 85142	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	12/21/2045	360.2	360.2	374.5	0.10%
N.W.F.F., Inc. and Environmental Contracting Solutions, Inc.	(#)	687 E Central Ave., Sutherlin, OR 97479	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2030	736.5	736.5	643.1	0.18%
N.W.F.F., Inc.	(#)	687 E. Central Ave., Sutherlin, OR 97479	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2045	43.2	43.2	46.9	0.01%
US Dedicated LLC	(#)	13410 SE 26th Cir, Vancouver, WA 98683	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2030	207.9	207.9	172.3	0.05%
ASIL Ventures, LLC	(#)	4354 N Bell Ave, Apt G2,, Chicago, IL 60618	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/22/2030	4.1	4.1	3.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

NetLevel5 LLC dba Moutain Air Duct	(#)	4724 Poleplant Dr., Colorado Springs, CO 80918	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/23/2030	15.4	15.4	13.2	—%
Spectrum Dynamics, Inc dba Clean Water Works	(#)	27727 Dalton Bluff Court, Katy, TX 77494	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/23/2030	12.0	12.0	11.4	—%
Summerfield Farm, Inc	(#)	24 Baker Rd, Pittstown, NJ 08867	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	12/23/2045	58.1	58.1	64.6	0.02%
Terry A. Humphreys dba Tiki Torch Liquors	(#)	101 Dallas St., Talihima, OK 74571	Food and Beverage Stores	Term Loan	Prime plus 6.5%	12/23/2030	12.0	12.0	11.4	—%
Title2Land,LLC	(#)	11851 Wentling Ave., Baton Rouge, LA 70816	Real Estate	Term Loan	Prime plus 2.75%	12/23/2045	111.2	111.2	123.7	0.03%
SLCP Transport, LLC	(#)	111 Brentwood Dr., College Station, TX 77840	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/23/2030	58.1	58.1	50.1	0.01%
UBIF 86 CO dba UBREAKIFIX	(#)	1539 Town Center Dr., Lakeland, FL 33803	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/23/2030	54.4	54.4	45.1	0.01%
Southeastern Esthetics Institute, LLC and Pura Medical Spa, Corp, LLC	(#)	1644 Main St. Suite 1, Columbia, SC 29201	Educational Services	Term Loan	Prime plus 2.75%	12/23/2030	552.8	552.8	485.0	0.13%
KCL Business Service Inc.	(#)	1042 San Fernando Rd., San Fernando, CA 91340	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/23/2030	12.0	12.0	11.4	—%
Chris' Angels Cleaning Service LLC	(#)	2090 Dunwoody Club Dr., Sandy Springs, GA 30350	Administrative and Support Services	Term Loan	Prime plus 6.5%	12/23/2030	12.0	12.0	11.4	—%
Sondra Gayle Insurance Agency Inc.	(#)	2107 Veterans Memorial Blvd, Metaire, LA 70002	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/24/2030	7.1	7.1	7.0	—%
E R Kilpatrick, LLC dba Jefferson Street True Value	(#)	212 Greenwood St., La Grande, OR 97850	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/28/2030	136.6	136.6	118.3	0.03%
Litchy Electric L.L.C.	(#)	4035 E Post Rd, Las Vegas, NV 89120	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/29/2030	95.0	95.0	80.7	0.02%
Khangri Sourcing Inc.	(#)	6021 129th. Ave SE, Bellevue, WA 98006	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/29/2030	178.3	178.3	148.1	0.04%
Bojax Auto Collision Inc	(#)	4706 Fenlee Ave., Royal Oak, MI 48073	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/29/2045	339.7	339.7	340.7	0.09%
Vacation Link of Florida, Inc., Island Vacation and Cruises, Inc, Pref	(#)	501 N Wymore Rd, Winter Park, FL 32789	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/30/2030	380.1	380.1	395.0	0.11%
George Family Cremation and Burial LLC	(#)	1260 W Mission Ave, Escondido, CA 92029	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/30/2031	98.6	98.6	87.5	0.02%
Educare Early Intervention, Corporation	(#)	4557 S Calumet Ave, Chicago, IL 60653	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2030	42.2	42.2	35.1	0.01%
Petroleum Equipment & Services, Inc.	(#)	5631 Silverado Way, Anchorage, AK 99518	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/30/2030	400.3	400.3	338.5	0.09%
Bourque Sales and Service Inc.	(#)	9160 Linwood Ave., Shevport, LA 71106	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2045	141.3	141.3	157.4	0.04%
United Security Specialists, Inc.	(#)	275 Saratoga Ave. Suite 200, Santa Clara, CA 95050	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/30/2030	110.7	110.7	92.0	0.03%
Performance Online, Inc	(#)	1550 Melissa Ct, Corona, CA 92879	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/30/2030	249.9	249.9	208.2	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Center of New England Primary Care Inc	(#)	775 Center of New New England Blvd, Coventry, RI 02816	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2045	416.9	416.9	464.4	0.13%
NDRS Construction Inc.dba Disaster	(#)	18730 Cortez Blvd, Brooksville, FL 34601	Construction of Buildings	Term Loan	Prime plus 2.75%	12/30/2030	83.2	83.2	69.4	0.02%
Shlama Two LLC dba Village Park Daycare	(#)	7440 BRd.way, Merrillville, IN 46410	Social Assistance	Term Loan	Prime plus 2.75%	12/30/2045	247.1	247.1	261.8	0.07%
Trident E&P, LLC	(#)	320 Circle of Progress Dr., Pottstown, PA 19464	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/30/2030	1,187.9	1,187.9	1,065.0	0.29%
Lightstat Inc.	(#)	22 W West Hill Rd., Barkhamsted, CT 06063	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/30/2030	356.4	356.4	351.4	0.10%
Eppy's Tool & Equipment Warehouse, Inc	(#)	809 East 42nd St., Brooklyn, NY 11210	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2030	248.0	248.0	206.1	0.06%
Real Estate Personnel, Inc., Tara Matta and Sara Pierce	(#)	1758 Emerson St., Denver, CO 80218	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/30/2030	950.3	950.3	789.4	0.22%
Center of New England Primary Care Inc, North Providence Urgent Care I	(#)	775 Centre of New England Blvd, Coventry, RI 02816	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2045	449.3	449.3	500.6	0.14%
Perfect Game Incorporated	(#)	850 Twixt Town Rd NE, Cedar Rapids, IA 52402	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/30/2030	1,187.9	1,187.9	1,096.0	0.30%
SDI Black 011, LLC	(#)	1091 YONKERS AVE, YONKERS, NY 10704	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/30/2030	950.3	950.3	804.5	0.22%
Bourque Sales and Service Inc	(#)	9160 Linwood Ave., Shreveport, LA 71106	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2045	144.0	144.0	160.5	0.04%
Moran Tax & Accounting LLC	(#)	128 N Franklin St, Brazil, IN 47834	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/31/2045	17.3	17.3	18.4	0.01%
M2 Lumber LLC	(#)	110 Brick House Rd., Laurens, SC 29360	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/31/2030	10.7	10.7	9.7	—%
Tissue Plus LLC F/K/A Soft Touch Tissue &Paper, LLC	(#)	1491 Hammond St., Bangor, ME 04401	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/31/2045	346.4	346.4	385.9	0.11%
Inter-Insurance Agency Services, Ltd. and Universal Casualty Risk Rete	(#)	380 N BRd.way, Jericho, NY 11753	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/31/2030	657.1	657.1	545.8	0.15%
LV Nails & SPA, LLC	(#)	10050 S Eastern Ave., Henderson, NV 89052	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/31/2030	64.1	64.1	53.3	0.01%
Hawthorne Food Company dba Eastern Standard Provis	(#)	117 Beaver St., Waltham, MA 02452	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2030	831.5	831.5	691.8	0.19%
The Spot Bar & Restaurant LLC	(#)	10540 State Route 195, Killeen, TX 76542	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2045	86.5	86.5	89.0	0.02%
Seven C's Manufacturing, Inc	(#)	3895 Corsair St., Reno, NV 89502	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/31/2030	522.7	522.7	479.0	0.13%
TNJ Products, Inc.	(#)	4912 N Lincoln Ave, Suite 101, Chicago, IL 60625	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/31/2030	204.3	204.3	169.7	0.05%
Leila Zamiri, DDS, Inc	(#)	3317 E 10th St., Long Beach, CA 90804	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/31/2045	154.4	154.4	172.0	0.05%
LEILA ZAMIRI, DDS, INC.	(#)	3317 East 10th St., Long Beach, CA 90804	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/31/2030	71.3	71.3	72.3	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Westby Grocery LLC	(#)	212 Main St., Westby, MT 59275	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/8/2046	43.3	43.3	42.6	0.01%
Athletic Performance Training Center, LLC	(#)	12855 York-Delta Dr., North Royalton, OH 44133	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/8/2031	14.4	14.4	11.9	—%
White Pine Logistics, Inc.	(#)	1281 Cobble Pond Way, Vienna, VA 22182	Truck Transportation	Term Loan	Prime plus 2.75%	1/11/2031	379.5	379.5	320.0	0.09%
Tapia Auto Care, LLC dba Shoreline Quick Lube and Car Wash	(#)	2 Center Rd., Old Saybrook, CT 06475	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/12/2031	124.4	124.4	113.3	0.03%
Silx LLC	(#)	4120 3rd Ave., Timnath, CO 80525	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/12/2031	4.3	4.3	3.6	—%
SAS Integrated, LLC	(#)	4012 S Rainbow Blvd, Las Vegas, NV 89103	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/12/2031	21.5	21.5	17.9	—%
Spring Tavern Inc,Daryn Ray Steinert and Beau Daniel Ritz	(#)	24401 Aldine Westfield Rd, Spring, TX 77373	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2031	54.2	54.2	45.3	0.01%
Big Brand Management Ltd. Co and Food Civilization LLC	(#)	68700 Dinah Shore Dr., Cathedral, CA 92234	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	1/14/2046	242.9	242.9	246.4	0.07%
Retro Rangers LLC and Retro 1951, Inc	(#)	750 International Pkwy. #105, Richardson, TX 75081	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/15/2031	189.6	189.6	157.4	0.04%
Metropolitan Neuro Behavioral Institute PLLC	(#)	4055 W. Chandler Blvd. Suite 5, Chandler, AZ 85226	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/15/2031	169.6	169.6	141.1	0.04%
Austen Felder Holdings LLC dba Austin R Styling	(#)	23642 Hwy. 25, Franklinton, LA 70438	Personal and Laundry Services	Term Loan	Prime plus 6.5%	1/18/2031	12.1	12.1	11.5	—%
Valley Towing & Sons, Inc	(#)	16 NY-6N, Mahopac, NY 10541	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/19/2031	11.2	11.2	9.3	—%
Diamond Ridge Professionals LLC,	(#)	8629 Mesquite Circle, Magna, UT 84044	Construction of Buildings	Term Loan	Prime plus 6.5%	1/19/2031	6.0	6.0	5.8	—%
R & L Timber, Inc	(#)	524 Callen Crabb Rd., Sagle, ID 83860	Forestry and Logging	Term Loan	Prime plus 2.75%	1/20/2031	227.2	227.2	200.0	0.05%
Centre for Autism Treatment LLC	(#)	13090 Sundown Rd., Victorville, CA 92392	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/20/2031	6.0	6.0	5.8	—%
LONDERPASS, INC.	(#)	108 N Fiore Pkwy., Vernon Hills, IL 60061	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/21/2031	6.0	6.0	5.8	—%
Nex Computer LLC and Kosmaz Technologies LLC	(#)	1201 Alta Vista Court, Walnut Creek, CA 94596	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/22/2031	33.5	33.5	27.8	0.01%
Andrew's Spotless Cleaning, LLC	(#)	1604 Marcella Dr., Covington, KY 41011	Administrative and Support Services	Term Loan	Prime plus 6.5%	1/22/2031	6.0	6.0	5.8	—%
Greater Vision Healthcare Services, LLC	(#)	788 Montgomery Ave., Ocoee, FL 34761	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/22/2046	917.0	917.0	967.1	0.26%
WILD THING ACCOUNTING & TAX LLC	(#)	805 NE 190th Ave., Portland, OR 97230	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/22/2031	6.0	6.0	5.8	—%
Travis D. Long dba Pasture Clearing Fencing	(#)	1205 N St., Belleville, KS 66935	Construction of Buildings	Term Loan	Prime plus 6.5%	1/22/2031	5.5	5.5	5.3	—%
Wild Wellness LLC	(#)	151 Lake St., Lancaster, OH 43130	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	1/22/2031	2.7	2.7	2.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

VIIXVII Sewing Studio, LLC	(#)	277 E Girard Ave., Philadelphia, PA 19125	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 6.5%	1/22/2031	4.5	4.5	4.3	—%
Skypie Studio & Crafts LLC	(#)	933 Mary Ave, Opelousas, LA 70570	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/22/2031	5.8	5.8	5.5	—%
Inland Empire Spine and Disc Laser, Inc.	(#)	802 Magnolia Ave, Ste 103, Corona, CA 92879	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/22/2031	47.8	47.8	41.6	0.01%
Chrysalis MSP LLC	(#)	14550 Torrey Chase Blvd, Suite 110, Houston, TX 77014	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/26/2031	11.0	11.0	9.1	—%
Payne's Environmental Services LLC	(#)	5617 Causeway Blvd., Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/28/2031	176.9	176.9	156.5	0.04%
Jazma Deaungilae Wise	(#)	110 Golden Pine Rd SW, Austell, GA 30168	Personal and Laundry Services	Term Loan	Prime plus 6.5%	1/28/2031	3.9	3.9	3.7	—%
CULTIVA Solutions, LLC	(#)	8000 Towers Crescent Dr.,, Vienna, VA 22182	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/29/2031	3.8	3.8	3.2	—%
Dexter Lillie dba Kreative Kutz Barber Shop	(#)	865 Cassat Ave., Jacksonville, FL 32205	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/29/2046	17.8	17.8	19.8	0.01%
TC3, LLC	(#)	1036 Country St. 2945, Tuttle, OK 73089	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/29/2031	5.1	5.1	4.9	—%
Davis Laboratories, Inc.	(#)	611 Lunar Ave., Brea, CA 92821	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2031	60.2	60.2	55.1	0.02%
Ernest Construction Inc.	(#)	358 W 44th St., New York, NY 10036	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/2/2031	21.7	21.7	18.0	—%
Little Angels Daycare and Learning Center LLC	(#)	4551 Summit Blvd, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus 2.75%	10/3/2046	57.1	57.1	57.4	0.02%
Michael Miller dba Affordable Paint and Auto Body	(#)	4738 Randleman Rd., Greensboro, NC 27406	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/9/2046	22.0	22.0	23.2	0.01%
Hybrid Drive Batteries LLC	(#)	22607 E La Palma Ave., Suite 406, Yorba Linda, CA 92887	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/10/2031	14.5	14.5	12.1	—%
Paramount General Contracting LLC	(#)	4705 Roosevelt St., Gary, IN 46408	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/10/2046	121.9	121.9	135.8	0.04%
A-One Refrigeration and Heating, Inc	(#)	910 N 20th Ave., Pasco, WA 99301	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/11/2031	159.4	159.4	138.7	0.04%
Little Swimmers Inc.	(#)	2395 Monument Blvd., Concord, CA 94520	Educational Services	Term Loan	Prime plus 2.75%	2/11/2031	48.1	48.1	40.6	0.01%
A-One Refrigeration and Heating, Inc.	(#)	910 N 20th Ave., Pasco, WA 99301	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/11/2046	287.5	287.5	302.6	0.08%
Blue Telescope Inc	(#)	70 Burnet St., Maplewood, NJ 07040	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/11/2031	2.5	2.5	2.1	—%
UniGuide Media,LLC	(#)	105 Pearl St., Sausalito, CA 94965	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	2/11/2031	6.1	6.1	5.8	—%
Ryan Spataro dba The Minty Goat	(#)	6801 N Crystal Ave., Kansas City, MO 64119	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/16/2031	4.8	4.8	4.4	—%
White Pine Logistics Inc	(#)	1281 Cobble Pond Way, Vienna, VA 22182	Truck Transportation	Term Loan	Prime plus 2.75%	2/16/2031	63.8	63.8	53.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Design Moves LLC	(#)	3235 North Dixie Hwy., Oakland, FL 33334	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/16/2046	84.3	84.3	89.8	0.02%
Alima Mandiang, dba Mandiang Hair Braiding	(#)	242 E. Claremont Rd, Philadelphia, PA 19120	Personal and Laundry Services	Term Loan	Prime plus 6.5%	2/17/2031	2.4	2.4	2.3	—%
SBRnet, Inc	(#)	10185 Spyglass Way, Boca Raton, FL 33498	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/17/2031	20.2	20.2	16.8	—%
Commonwealth Warehouse, Inc.	(#)	400-500 Murray Rd., Cincinnati, OH 45217	Warehousing and Storage	Term Loan	Prime plus 2.75%	2/17/2031	55.4	55.4	46.0	0.01%
ReenBoog Natural Hair Care, LLC	(#)	4051 Stone Mountain Hwy., Suite E106, Lilburn, GA 30047	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	2/17/2031	19.3	19.3	16.3	—%
Surgeon & Associates, Inc	(#)	733 Bargain St., Fayetteville, NC 28303	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/17/2031	28.9	28.9	28.3	0.01%
Eddy Auto Service Inc	(#)	901 NY-109, West Babylon, NY 11704	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/18/2046	86.7	86.7	96.6	0.03%
Ben Anderson 365	(#)	1567 E Valley Rd, Montecito, CA 93108	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/18/2031	48.2	48.2	40.0	0.01%
TELAVERGE COMMUNICATIONS, LLC	(#)	8229 Foutain Ridge Dr., Plano, TX 75025	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/19/2031	33.7	33.7	28.0	0.01%
Eagle Creek Landscape & Design	(#)	7574 Eagle Creek Rd., Cincinnati, OH 45247	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/19/2031	45.7	45.7	38.6	0.01%
KOLOA KAI LLC and Stay Beach Cities, Inc	(#)	2-2514 Kaumualii Hwy., Kalaheo, HI 96741	Real Estate	Term Loan	Prime plus 2.75%	2/22/2031	7.2	7.2	6.0	—%
Medissage Integrative Therapies, LLC	(#)	103 Twinridge Lane, Richmond, VA 23235	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2046	7.4	7.4	8.2	—%
Innovative Dental of Hannibal LLC	(#)	515 Clinic Rd., Hannibal, MO 63401	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/24/2031	48.2	48.2	40.0	0.01%
Goodsell/Wilkins, Inc	(#)	28175 Bluebell Dr., Laguna Niguel, CA 92677	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/25/2031	96.3	96.3	80.0	0.02%
Anne M Prior LLC	(#)	5933 NW Wins Sivers Dr., Portland, OR 97220	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/25/2031	17.1	17.1	14.2	—%
Miss Academy, LLC dba Miss Houston Pageant	(#)	1111 Uptown Park Blvd #12, Houston, TX 77056	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/26/2031	9.7	9.7	8.1	—%
Metroguard Security & Risk Mgmt Inc.	(#)	338 Commerce Dr., Fairfield, CT 06825	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/2/2031	200.4	200.4	166.4	0.05%
Ambrose Cubed LLC	(#)	6780 Hudspeth Rd., Harrisburg, NC 28075	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	3/3/2046	198.8	198.8	221.5	0.06%
Reginald L McClain dba McClain's Auto Detailing and Paint Refinish	(#)	2753 N 29th St., Milwaukee, WI 53210	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/3/2046	7.1	7.1	8.0	—%
Giles Title and Escrow Services, LLC and Morgan Andrew Hoover	(#)	203 North 1st St., Pulaski, TN 38478	Real Estate	Term Loan	Prime plus 2.75%	3/4/2031	30.0	30.0	27.4	0.01%
Nadal Company LLC	(#)	5923 Robindale Rd., Catonsville, MD 21228	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/5/2031	4.8	4.8	4.0	—%
3 A Ideas, LLC dba Bizzy Kids Learning Center	(#)	1401 Caplin Dr., Arlington, TX 76018	Social Assistance	Term Loan	Prime plus 2.75%	3/5/2046	119.1	119.1	127.4	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

True Electrical Services LLC dba True Breaker Services	(#)	3773 Dinosaur St., Castle Rock, CO 80109	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/5/2031	5.8	5.8	4.8	—%

Charlie Chedda's LLC	(#)	1867 Academy Blvd, Colorado Springs, CO 80916	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/5/2031	29.1	29.1	28.0	0.01%
ACTIVE FACILITY MONITORING, LLC	(#)	702 Ernest Dr, Port Orange, FL 32127	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/9/2031	9.6	9.6	8.0	—%
INTERNETZONE I, INC.	(#)	3131 Laurel Ave., Fullerton, CA 92835	Other Information Services	Term Loan	Prime plus 2.75%	3/10/2031	9.7	9.7	8.1	—%
Monark, LLC	(#)	26050 Acero, Suite 411, Mission Viejo, CA 92691	Food Manufacturing	Term Loan	Prime plus 2.75%	3/10/2031	34.0	34.0	28.3	0.01%
Clean Energyz LLC	(#)	881 Alma Real Dr., Suites T-16, Pacific Palisades, CA 90272	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/11/2031	58.4	58.4	48.5	0.01%
Motus Inc. dba Stage Your Home San Diego	(#)	7557 Convoy Ct, San Diego, CA 92111	Real Estate	Term Loan	Prime plus 2.75%	3/11/2031	51.1	51.1	42.4	0.01%
Clean Energyz LLC	(#)	881 Alma Real Dr. Suite T-16, Pacific Palisades, CA 90272	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2031	18.3	18.3	18.6	0.01%
Hany and Associates LLC dba Integrity Tax Group	(#)	2020 S Oneida St., Denver, CO 80224	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/12/2031	54.5	54.5	45.2	0.01%
Torchlight Academy Schools, LLC	(#)	116 County Farm Rd., Windsor, NC 27983	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/12/2046	224.1	224.1	249.6	0.07%
Craftworks NW, LLC	(#)	12421 NE 117th Ave, Vancouver, WA 98662	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/12/2031	14.6	14.6	12.9	—%
Kris-Leigh Catered Living at Severna Park LLC	(#)	831 Ritchie Hwy., Severna Park, MD 21146	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/12/2031	701.3	701.3	728.7	0.20%
Swick & Son Enterprises, Inc.	(#)	108 Mashell Ave. North, Eatonville, WA 98328	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/12/2031	70.3	70.3	59.0	0.02%
Benevolent Family Services LLC,	(#)	522 S Independence Blvd., Suite 201, Virginia Beach, VA 23452	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	3/15/2031	6.1	6.1	5.9	—%
Pavesh, LLC	(#)	9576 Potranco Rd., San Antonio, TX 78251	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2046	166.7	166.7	173.0	0.05%
INB Enterprise LLC	(#)	7761 Diamondback Dr., College Park, MD 20742	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	3/15/2031	6.1	6.1	5.9	—%
DTJ Enterprises, Inc dba West Falmouth Market	(#)	623 W Falmouth hwy, West Falmouth, MA 02540	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/15/2046	179.2	179.2	184.2	0.05%
Crispeno Realty, Inc	(#)	9812 235th Pl SW, Edmonds, WA 98020	Real Estate	Term Loan	Prime plus 2.75%	3/16/2031	29.2	29.2	24.2	0.01%
EXAGEN SOLUTIONS INC	(#)	32 Waverly Cir, Waverly, NY 12189	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/16/2031	51.5	51.5	42.8	0.01%
274 Construction Group, Inc	(#)	420 Raleigh St., Suite F, Wilmington, NC 28412	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/16/2031	179.8	179.8	161.0	0.04%
Ryan Doyle Enterprises, LLC dba Earthworkers Landscaping	(#)	802 Klinger Ln, Lebanon, PA 17042	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/17/2031	14.6	14.6	13.2	—%
Battle Forged Fitness, LLC dba CrossFit 1976	(#)	3251 East Stone Court, Eagle Mountain, UT 84005	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/17/2046	55.0	55.0	49.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

AZ Dropship LLC dba A-Z Trading Co	(#)	735 Crofton St SE, Grand Rapids, MI 49507	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/18/2031	48.6	48.6	40.4	0.01%
Crystal H Thompson dba Advertise IT	(#)	718 N Main St., Norwood, CT 28128	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/18/2031	31.1	31.1	27.5	0.01%
Zmetra Clear Span Structures, LLC	(#)	2 Old Worcester Rd., Dudley, MA 01571	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/18/2031	121.4	121.4	117.0	0.03%
WSCL, Inc	(#)	176 Rosa Court, Colton, CA 92324	Construction of Buildings	Term Loan	Prime plus 2.75%	3/18/2031	48.6	48.6	40.3	0.01%
Northern Services Inc	(#)	2266 Central St., Suite6, Richmond, CA 94801	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2031	48.6	48.6	40.3	0.01%
LT Johnson DDS PLLC dba Brueggen Dental Implant Center	(#)	14626 Bellaire Blvd., Houston, TX 77083	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/18/2031	326.1	326.1	270.8	0.07%
Tripark LLC	(#)	12630 Haynes Rd., Houston, TX 77066	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/19/2046	149.2	149.2	150.8	0.04%
JEJ LLC dba Hawaii Jerky Shop; DE.HI Foods	(#)	111 Sand Island Access Rd., Honolulu, HI 96819	Food Manufacturing	Term Loan	Prime plus 2.75%	3/19/2046	149.2	149.2	155.9	0.04%
Jemas, LLC Dba Medicine Shoppe St Charles	(#)	488 S 5th St., St Charles, MO 63301	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	3/19/2031	87.4	87.4	72.7	0.02%
Richard Keith Robison Jr. Enterprises, Inc. dba R & R Restoration	(#)	1539 Apache Dr., Montgomery, TX 77316	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/19/2031	14.6	14.6	12.1	—%
Natalie Dress Designers, LLC DBA Azaria Bridal	(#)	3710 US Hwy. 9, Space D218, Freehold, NJ 07728	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/19/2031	315.6	315.6	265.6	0.07%
David Edwin Harries	(#)	5506 Riverside Dr, Chino, CA 91710	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/19/2031	14.6	14.6	12.1	—%
Spartan Technology Solutions, Inc.	(#)	125 Venture Blvd, Spartanburg, SC 29306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/22/2031	48.5	48.5	40.3	0.01%
Clear Impact LLC and Clear Impact Inc	(#)	11300 Rockville Pike, #1001, Rockville, MD 20852	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/22/2031	150.8	150.8	127.2	0.03%
S.B. Southern Welding, L.L.C	(#)	300 Howard Rd., Waxahachie, TX 75165	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/23/2031	273.3	273.3	236.5	0.06%
Bottles on Broadway, LLC	(#)	1083 N Boradway, Massapequa, NY 11758	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/23/2031	34.0	34.0	28.2	0.01%
Blasco Tire LLC	(#)	960 Memorial Dr., Griffin, GA 30223	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 6.5%	3/24/2031	6.1	6.1	5.8	—%
Oscar Rene Guzman and American United Construction LLC	(#)	12520 Taylor Rd., Houston, TX 77041	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/24/2031	174.7	174.7	147.6	0.04%
Sundown Audio, LLC	(#)	514 W 21st St., Newton, NC 28658	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	3/24/2031	97.0	97.0	80.9	0.02%
Icebox Cafe, L.C and Icebox Pantry, LLC	(#)	219 NE 3rd St., Hallandale Beach, FL 33009	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/24/2031	142.9	142.9	122.0	0.03%
Capco Swimming Pools LLC and. Capco Industries, LLC dba Premier Pools	(#)	5115 Savannah Green, Voy Omy, TX 78073	Construction of Buildings	Term Loan	Prime plus 2.75%	3/24/2031	34.0	34.0	32.5	0.01%
Malik Dough L.L.C. and Steven L. Malik II	(#)	3347 Riverside Dr., North Tazewell, VA 24630	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/24/2031	10.2	10.2	8.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Linh Luong and Loc Luong	(#)	1209 W Main St., Peroria, IL 61606	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/24/2031	84.9	84.9	83.5	0.02%
Millennium Family Practice LLC	(#)	6310 Steven Forest Rd., Columbia, MD 21045	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2031	93.1	93.1	96.8	0.03%
Companion Plus Care, LLC	(#)	19849 Middlebelt Rd., Livonia, MI 48152	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/25/2046	131.2	131.2	129.4	0.04%
Party Town Chico LLC	(#)	1937 East 20th St. #B6, Chico, CA 95928	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/25/2031	14.4	14.4	12.0	—%
Allan Gilbert dba Allan Gilbert Builders	(#)	50 Jodi Dr., Belmont, NH 03220	Construction of Buildings	Term Loan	Prime plus 2.75%	3/25/2031	24.3	24.3	20.5	0.01%
Leo Marketing LLC	(#)	1127 E Rio Grande Ave, El Paso, TX 79902	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2031	14.6	14.6	13.3	—%
Diversified Electric, LLC	(#)	1571 Mapledale St, Ferndale, MI 48220	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/26/2031	24.0	24.0	19.9	0.01%
New Image Window & Doors Inc	(#)	705 Hennis Rd., Winter Garden, FL 34787	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/26/2031	25.6	25.6	26.6	0.01%
Johnson Diversified, Inc dba Plumbing Solutions	(#)	29802 Avenida De Las Banderas, Rancho Santa Margarita, CA 92688	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/26/2031	84.9	84.9	83.7	0.02%
Ground Breakers Construction, Inc.	(#)	2292 a/k/a 2274 Hayride Rd., Lebec, CA 93243	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/26/2031	62.5	62.5	60.8	0.02%
Rob Smith dba Laundry Land	(#)	8913 Sierra Ave., Fontana, CA 92335	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/26/2031	18.9	18.9	16.0	—%
Zebra Enterprises, LLC dba Shanty	(#)	213 3rd St., Eureka, CA 95501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/26/2046	33.8	33.8	37.7	0.01%
AUBURN ANALYTICAL LABS, INC	(#)	210 Bay City Rd., Midland, MI 48642	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2031	24.3	24.3	20.1	0.01%
ALG-Health LLC and Axis LED Group, LLC	(#)	520 West Mulberry St., Bryon, OH 43506	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2031	1,108.6	1,108.6	990.5	0.27%
Jason Watts Pictures, LLC	(#)	110 BRd.way #507, Brooklyn, NY 11249	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/29/2031	17.9	17.9	14.9	—%
Kidz Choice Service Inc and Kidz Choice Holdings Inc	(#)	14-34 110th St., Flushing, NY 11356	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2031	203.6	203.6	169.1	0.05%
Signet Media Inc	(#)	630 S.1st St., San Jose, CA 95113	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2031	77.6	77.6	74.7	0.02%
QXC Communications, Inc	(#)	3785 North Federal Hwy., Suite 205, Boca Raton, FL 33431	Telecommunications	Term Loan	Prime plus 2.75%	3/29/2031	101.8	101.8	88.7	0.02%
Markell Construction Inc	(#)	6248 N Woodstock St., Philadelphia, PA 19138	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/29/2031	23.1	23.1	19.2	0.01%
Empire State Adjuster's Corp.DBA Frankie M’s Auto Body East	(#)	419 West Main St., Smithtown, NY 11787	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2046	174.3	174.3	174.5	0.05%
Bojax Auto Collision, Inc. dba Bojax Auto Body Repair	(#)	4712 Fernlee Ave., Royal Oak, MI 48073	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2031	37.0	37.0	33.8	0.01%
Drake Dance Academy LLC	(#)	5790 Marble Creek Stree, Dublin, OH 43016	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/30/2046	137.2	137.2	143.3	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

The Sign Company of Wilmington, Inc.	(#)	428 Landmark Dr., Wilmington, NC 28412	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/30/2046	101.9	101.9	110.0	0.03%
RH All Around Repair, LLC	(#)	2008 Coahuila Rd, Odessa, TX 79763	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2046	51.4	51.4	53.3	0.01%
Bojax Auto Collision, Inc dba Bojax Auto Body Repair and Seman Real Es	(#)	4712 Fernlee Ave., Royal Oak, MI 48073	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2046	23.6	23.6	23.9	0.01%
Underground Toys USA, LLC dba Seven 20 and Wozniak Distribution,	(#)	7626 Miramar Rd, San Diego, CA 92126	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/30/2031	302.8	302.8	251.8	0.07%
Tober Building Company, LLC	(#)	3351 Brecksville Rd., Richfield, OH 44286	Construction of Buildings	Term Loan	Prime plus 2.75%	3/31/2031	623.9	623.9	538.3	0.15%
Thomson Holdings Enterprises LLC dba Volusia County Towing	(#)	345 8th St., Daytona Beach, FL 32117	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/31/2046	109.8	109.8	108.2	0.03%
Statewide Health Care, Inc	(#)	102 Oglethorpe Professional Court, Savannah, GA 31406	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2031	60.1	60.1	50.2	0.01%
Triple B's, Inc dba Crews Door Company	(#)	12189 Livingston Rd., Manassas, VA 20109	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/31/2046	92.2	92.2	94.4	0.03%
Barrett Enterprises, LLC	(#)	920 N Columbia St, Milledgeville, GA 31061	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2031	20.4	20.4	17.0	—%
Barrett Enterprises, LLC dba Barrett and Sons Used Cars	(#)	920 N Columbia St, Milledgeville, GA 31061	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2046	44.2	44.2	42.0	0.01%
Knight Settlement Sand & Gravel, LLC	(#)	7291 Knight Settlement Rd, Bath, NY 14810	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/31/2031	161.1	161.1	138.4	0.04%
Batteries in a Flash.com, Inc.	(#)	720 W Cheyenne Ave, North Las Vegas, NV 89030	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/31/2046	102.1	102.1	105.5	0.03%
TK Cleaning and Lawn Service LLC	(#)	4449 Beechaven Dr., Rock Hill, SC 29732	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/31/2046	24.8	24.8	27.7	0.01%
Quality Sound Communications, Inc dba Technology Source	(#)	1551 North Tustin Ave., Suite 125, Santa Ana, CA 92705	Telecommunications	Term Loan	Prime plus 2.75%	3/31/2031	129.9	129.9	108.1	0.03%
Trailer Marketing Services Inc	(#)	4560 State Route 233, Clinton, NY 13323	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2046	67.0	67.0	74.7	0.02%
TK Cleaning and Lawn Service LLC	(#)	4449 Beechaven Dr., Rock Hill, SC 29732	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/31/2031	116.3	116.3	103.6	0.03%
La Dolce Vita Water Sports LLC,LDV GOLF CART & BIKE RENTALS LLC	(#)	408 Kelly Plantation Dr, Destin, FL 32541	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2031	346.5	346.5	358.4	0.10%
Suncoast Premier Medical, LLC and Mario R Perez MD PA	(#)	1239 US-27, Clermont, FL 34714	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2046	100.8	100.8	102.5	0.03%
Walking Urgent Care Inc	(#)	10308 West Sample Rd., Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2031	242.3	242.3	219.0	0.06%
Motor City Bakery Inc dba Mexi bake	(#)	8100 Radcliffe St., Detroit, MI 48210	Food Manufacturing	Term Loan	Prime plus 2.75%	4/7/2046	103.9	103.9	111.7	0.03%
Gerald Scott Lyda dba Edneyville Wood Products	(#)	3555 Chimney Rock Rd., Hendersonville, NC 28792	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	4/9/2046	32.6	32.6	36.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

College Economy Inc	(#)	679 Wedgewood Dr., Hanover Park, IL 60133	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/13/2031	34.1	34.1	28.6	0.01%
Stephanie Ann Doty	(#)	82 Diggins Dr., Folsom, CA 95630	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	4/14/2031	3.6	3.6	3.5	—%
Lockett Trucking and Transport LLC	(#)	612 Colebridge Dr., Blacklick, OH 43004	Truck Transportation	Term Loan	Prime plus 6.5%	4/14/2031	6.1	6.1	6.0	—%
RV Solar LLC	(#)	3442 E Bulk Lane, Oak Creek, WI 53154	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	4/14/2031	6.1	6.1	6.0	—%
Gateway Veterinary Services P.C. dba Liberty Animal Clinic	(#)	9212 Liberty Ave., Ozone Park, NY 11417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/15/2031	43.9	43.9	41.0	0.01%
Tierra Corrosion Control, Incorporated	(#)	1608 Schofield Lane, Farmington, NM 87401	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/16/2031	24.4	24.4	25.5	0.01%
Oregon Glass Repair, LLC dba SuperGlass Windshield Repair; SuperGla	(#)	2972 SE 38th Court, Hillsboro, OR 97123	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2031	16.8	16.8	14.1	—%
AMERICAN CINEMA INSPIRES, INC and CEO Multimedia, Inc	(#)	15363 Victory Blvd, Van Nuys, CA 91406	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	4/20/2031	34.1	34.1	28.6	0.01%
Twenty Ten Agency, LLC	(#)	340 S Lemon Avnue, Walnut, CA 91789	Educational Services	Term Loan	Prime plus 2.75%	4/21/2031	3.9	3.9	3.3	—%
Acra Cast, Inc.	(#)	1837 First St., Bay City, MI 48708	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	4/22/2031	20.6	20.6	19.8	0.01%
Wells Cutting Edge, LLC	(#)	4201 North Cochrane Lane, Erda, UT 84074	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/22/2031	34.1	34.1	29.2	0.01%
J-Tech Industries Inc	(#)	232 Alexandria Dr, Mooresville, NC 28115	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/23/2031	6.3	6.3	5.3	—%
Max Rosin & Associates, Inc	(#)	37-43 West 14th St., Suite 304, New York, NY 10011	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/23/2031	56.0	56.0	46.9	0.01%
Janie Lacy & Associates, LLC dba Life Counseling Solutions	(#)	670 N Orlando Ave, #103, Maitland, FL 32751	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2046	33.8	33.8	36.9	0.01%
G.A.P. Mechanical Inc.	(#)	2500 North Forsyth Rd., C29, Orlando, FL 32807	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/28/2031	21.9	21.9	18.7	0.01%
822 GROUP LLC	(#)	136 Treehaven St., Gaitherburg, MD 20878	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/28/2031	48.8	48.8	40.9	0.01%
Cajun Made Charters, L.L.C	(#)	27900 Hwy. 1, Golden Meadow, LA 70357	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	4/28/2031	43.0	43.0	41.0	0.01%
Thomas Wayne Belcher Jr dba Area 51 Tattoo Body Piercing & Supply	(#)	230 BRd.way St., Jackson, OH 45640	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/29/2046	11.9	11.9	12.9	—%
5 Star Renovations, Inc. and Five Star Group, Inc.	(#)	2997 US-29, Moreland, GA 30259	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2031	21.4	21.4	20.6	0.01%
Grover Jackson Engineering, LLC	(#)	1880 Campbellsville Rd., Pulaski, TN 38478	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/30/2046	53.7	53.7	56.5	0.02%
3G Graphix LLC dba Elemento Graphics	(#)	7160 Zionsville Rd, Zionsville Rd, IN 46268	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2031	14.0	14.0	12.1	—%
NebulOS, Inc	(#)	5428 Twilight Way, Parker, CO 80237	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2031	58.5	58.5	50.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Boyd's Cardinal Hollow Winery dba Boyd's Cardinal Hollow Winery	(#)	1830 West Point Pike, West Point, PA 19486	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	5/4/2046	90.0	90.0	99.0	0.03%
Hank Thomas Performance	(#)	917 Dixie Club Rd., Winston-Salem, NC 27107	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/5/2031	34.5	34.5	34.0	0.01%
Foy Commerce LLC	(#)	1725 Park Lane S, Suite 2,, Jupiter, FL 33458	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/5/2031	6.2	6.2	6.0	—%
Clavismen LLC dba Katy Wines and Spirits	(#)	5901 B Hwy. Blvd., Katy, TX 77494	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/7/2031	8.4	8.4	7.1	—%
Silverado Sales Inc dba Husker Sit N Sleep	(#)	2120 Central Ave., Kearney, NE 68847	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/11/2031	18.7	18.7	15.7	—%
Abatement Pro n Demo, Inc	(#)	468 North Canal St., Lawrence, MA 01841	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/12/2031	34.5	34.5	30.8	0.01%
Rev Motorsports, LLC dba Speed Concept	(#)	20745 SW Tualatin Valley Hwy., Ste 120, Aloha, OR 97003	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/13/2031	25.3	25.3	21.2	0.01%
Sure Business Group LLC dbaKasada Beauty Supply	(#)	5601 Rivers Ave., North Charleston, SC 29406	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/14/2031	4.2	4.2	3.6	—%
Earth Analytical Sciences, Inc.	(#)	4825 Ward Dr, Beaumont, TX 77705	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/17/2031	93.4	93.4	83.5	0.02%
THE LAW OFFICES OF LAWRENCE A. BECKENSTEIN P.C	(#)	320 E 65th St., Suite #619, New York, NY 10065	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/17/2031	14.8	14.8	12.4	—%
Motor Messenger NYC Inc	(#)	81-36 Baxter Ave., Queens, NY 11373	Couriers and Messengers	Term Loan	Prime plus 2.75%	5/18/2031	173.5	173.5	151.6	0.04%
Vernon Alexander dba Southern Ohio Hunting Preserve	(#)	31625 Goosecreek Rd., McArthur, OH 45651	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	5/19/2031	23.2	23.2	24.2	0.01%
Woodzzy LLC dba Dba Woodzzy Bar & Resturant	(#)	1133 Clarkson Ave., Brooklyn, NY 11212	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2046	179.7	179.7	196.1	0.05%
Compass CFO Holdings, LLC	(#)	4400 Rt 9 Suite 1000, Freehold, NJ 07728	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/19/2031	19.2	19.2	16.1	—%
Foreclosure Excess Proceeds, LLC	(#)	2415 E Camelback Rd., Suite 700, Phoenix, AZ 85016	Real Estate	Term Loan	Prime plus 2.75%	5/19/2031	34.5	34.5	28.9	0.01%
Hankemeier Holdings LLC dba Grow Salon	(#)	205 W 6th St., Suite 105 & 110, Georgetown, TX 78626	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/20/2031	18.7	18.7	15.7	—%
League One Logistics, LLC	(#)	150 Hiram Industrial Dr., Hiram, GA 30141	Truck Transportation	Term Loan	Prime plus 2.75%	5/21/2046	75.0	75.0	80.5	0.02%
JJBM LLC dba Alumni Grill	(#)	3316 Pacific Ave., Wildwood, NJ 08260	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/21/2046	20.5	20.5	22.9	0.01%
LEX-MAR SERVICE INC	(#)	12278 NW 106th Court, Medley, FL 33178	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/21/2046	20.0	20.0	21.3	0.01%
Tropics LLC	(#)	6453 Chupp Rd., Lithonia, GA 30058	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/24/2031	11.1	11.1	9.3	—%
Ecru Designs LLC	(#)	275 North Wyoming Ave., South Orange, NJ 07079	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/24/2031	62.1	62.1	52.0	0.01%
BGS Consulting LLC dba Your Digital Canvas	(#)	5608 Malvey Ave., Fort Worth, TX 76107	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2031	7.4	7.4	6.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Bock Technologies Inc.	(#)	11496 Luna Rd. Ste 1200, Dallas, TX 75234	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2031	34.5	34.5	28.9	0.01%
Hotel California Salon LLC dba Beverly Hills Lashes	(#)	872 Huntley Dr., West Hollywood, CA 90069	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2031	27.1	27.1	22.7	0.01%
MPI Automotive Corp	(#)	19925 Stevens Creek Blvd., Suite 100, Cupertino, CA 95014	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	5/26/2031	49.3	49.3	41.7	0.01%
Dr. Karissa Walton, PLLC dba The Mobile Health Doc	(#)	140 N Granite St., Prescott, AZ 86301	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/26/2031	47.8	47.8	42.2	0.01%
Eckles Generation Heating & Air Service, Inc	(#)	6000 Poplar Ave., Memphis, TN 38119	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/26/2031	13.3	13.3	11.8	—%
ELIOT'S ADULT NUT BUTTERS LLC	(#)	1140 SE 7th, Suite 190, Portland, OR 97214	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2031	11.1	11.1	9.3	—%
Rachel Reyes-Bergano, D.O. Inc dba Contempo Aesthetics	(#)	708 E Colorado Blvd., Pasadena, CA 91101	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/26/2031	66.1	66.1	55.4	0.02%
Neuline Health Management LLC	(#)	1402 S Custer Rd., McKinney, TX 75070	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/27/2031	79.4	79.4	66.5	0.02%
Shericka Newsome dba Little Sunshine's Academy	(#)	474 N Chew Rd., Hammonton, NJ 08037	Social Assistance	Term Loan	Prime plus 2.75%	5/27/2031	4.9	4.9	4.1	—%
Keystone Contracting, LLC dba Keystone Roofing and Siding, LLC	(#)	205 Route 9 N, freehold, NJ 07728	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/27/2046	187.0	187.0	190.4	0.05%
Compass Technical Services, Inc.	(#)	2600 Gravel Dr., Building 7, Fort Worth, TX 76118	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2031	24.7	24.7	20.7	0.01%
Amazing G, LLC and Victoria Armstrong-Mensah	(#)	3030 N Saranac, Mesa, AZ 85207	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	5/28/2031	26.1	26.1	25.3	0.01%
Aeffect, Inc	(#)	5600 N River Rd., Suite 800, Rosemont, IL 60018	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/28/2031	39.4	39.4	33.0	0.01%
Tec-Com Low Voltage Solutions Inc	(#)	2045 Live Oak Blvd, Yuba City, CA 95991	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/2/2031	34.7	34.7	29.3	0.01%
La Taqueria, Inc.	(#)	10 Greenwich Ave., Greenwich, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/3/2031	24.8	24.8	20.8	0.01%
Center for Jewish Addiction Rehabilitation, LLC dba Tikvah Lake Recove	(#)	6549 Rajol Dr., Sebring, FL 33875	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/3/2031	34.7	34.7	36.3	0.01%
Swantown Inn & Spa LLC	(#)	1431 11th Ave. SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus 2.75%	6/8/2046	35.0	35.0	39.2	0.01%
Tri-Span Construction LLC dba Lawrence County Sand and Stone	(#)	136 Southland Dr., Louisa, KY 41230	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/8/2031	44.7	44.7	45.6	0.01%
899 Toscanini, LLC	(#)	899 Main St., Cambridge, MA 02139	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2031	16.3	16.3	17.1	—%
Dulceria NYC Inc	(#)	2220 Frederick Douglass Blvd, New York, NY 10026	Food Manufacturing	Term Loan	Prime plus 2.75%	6/10/2031	9.9	9.9	8.6	—%
LVM Constructiion LLC	(#)	194 N Grove St., East Orange, NJ 07017	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/10/2031	14.9	14.9	12.7	—%
FRSSE Inc dba Foote's Rest Rental	(#)	510/512 East Main St. Unit 1-4, Frisco, CO 80443	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2031	48.1	48.1	40.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Halikamai Inc dba Neighborhood Beer and Wine	(#)	510 Farm Market Rd. 718, Unit A, Newark, TX 76071	Gasoline Stations	Term Loan	Prime plus 2.75%	6/10/2031	19.8	19.8	20.7	0.01%
BearWaters Brewing Company	(#)	101 Park St., Canton, NC 28716	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/11/2046	65.0	65.0	71.5	0.02%
The Ogden Group of Rochester, Inc	(#)	78 Brunswick St, Rochester, NY 14607	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/11/2031	10.9	10.9	9.2	—%
21st Century Living LLC dba 21st Century Concierge	(#)	33 Fitchett St., Poughkeepsie, NY 12601	Construction of Buildings	Term Loan	Prime plus 2.75%	6/11/2031	24.8	24.8	25.1	0.01%
360 Cloud Solutions, LLC and 360 Cloud Apps, LLC	(#)	299 S Main St., Salt Lake City, UT 84111	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2031	349.9	349.9	293.2	0.08%
Edgar I Cordoba dba Edgar Cordoba Insurance Agency	(#)	9201 Dyer St., El Paso, TX 79924	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/14/2031	15.9	15.9	13.3	—%
AAAK Investments LLC	(#)	19595 15 Mile Rd, Clinton Twp, MI 48035	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2046	41.2	41.2	45.3	0.01%
Integrated Rehabiilitation Inc	(#)	10340 SE Division St., Portland, OR 97266	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/15/2031	148.8	148.8	137.6	0.04%
Semper Foods, LLC	(#)	7000 W. Palmetto Park Rd,, Boca Raton, FL 33433	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	6/15/2031	49.6	49.6	41.6	0.01%
Bolton Construction, LLC and Meeker Stone Company, LLC	(#)	73544 CO-64, Meeker, CO 81641	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/16/2031	148.4	148.4	128.5	0.04%
Subhash Joshi LLC dba Mata Hardware	(#)	6370 Mae Anne Ave., Suites 1 and 2, Reno, NV 89523	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/18/2031	33.7	33.7	28.6	0.01%
K&R Enterprises III Inc dba The Frozen Cow	(#)	6710 Post Rd., North Kingstown, RI 02852	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/18/2046	36.1	36.1	38.9	0.01%
Ellerman Engineerting & Innovations, Inc and R & S Properties and Hold	(#)	4444 Forest St., Leonard, MI 48367	Machinery Manufacturing	Term Loan	Prime plus 2.75%	6/21/2031	46.1	46.1	42.7	0.01%
Butcher Block of Woodland Park, LLC	(#)	320 S Baldwin St, Woodland Park, CO 80863	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/21/2031	14.9	14.9	12.5	—%
Bluewater Laundry & Linen, LLC	(#)	2315 Main St., Loris, SC 29569	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/21/2031	119.8	119.8	109.7	0.03%
Francis L Bailey Jr dba Carolina GPS Services	(#)	1545 Langston Dr, Johns Island, SC 29455	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/21/2031	20.2	20.2	16.9	—%
Two Mean Beans, LLC dba Coffee and Crepes	(#)	315 CrossRd.s Blvd., Floor G, Cary, NC 27518	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2031	11.5	11.5	10.0	—%
Vancole Investments, Inc	(#)	876 Virginia Ave., Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2031	70.9	70.9	59.4	0.02%
Bluewater Laundry & Linen, llc	(#)	2315 Main St., Loris, SC 29569	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/21/2046	71.7	71.7	80.2	0.02%
Vance Ewing LLC dba The Bow & Barrel Sportsmen Center	(#)	22940 Harlan Lane, St Robert, MO 65584	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/22/2046	50.0	50.0	54.3	0.01%
Prestige Nationwide, LLC dba Eastern Standard	(#)	1131 Burke St., Winston-Salem, NC 27101	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2046	50.0	50.0	51.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

2B St. Marks, Inc dba Duetto	(#)	540 Greene St., Unit 1, Key West, FL 33040	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2031	20.8	20.8	17.5	—%
JC's Tall Glass Inc	(#)	2810 Hypoluxo Rd., Lantana, FL 33462	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2046	209.8	209.8	225.5	0.06%
The AAC Speech Clinic, LLC and Red Rock Neurorehabilitation Center	(#)	9260 West Sunset Rd., Suite 204, Las Vegas, NV 89148	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/23/2031	34.7	34.7	29.2	0.01%
Pampanguena Market Place Corp	(#)	18623 SW 107th Ave, Miami, FL 33157	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/23/2046	48.6	48.6	48.0	0.01%
DAVIS WINES LLC and BRICK & MORTAR WINES, LLC	(#)	25 Healdsburg Ave Bld 20, Healdsburg, CA 95448	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/24/2031	93.4	93.4	84.1	0.02%
Northwest Evergreen Innovations, LLC and James Hamilton Gregersen	(#)	6791 Bethel Rd. SE, Port Orchard, WA 98367	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/24/2046	52.6	52.6	58.1	0.02%
Craftwork Carpentry and Millwork Inc	(#)	2777 S Financial Ct., Sandford, FL 32773	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/24/2046	180.0	180.0	189.4	0.05%
Kevin Head Agency, LLC	(#)	941 Moores Ferry Rd., Villa Rica, GA 30180	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/25/2046	76.4	76.4	85.6	0.02%
CURVE MART C-STORE AND CAJUN DELI LLC dba Curve Mart	(#)	44063 Hwy. 431, Saint Amant, LA 70774	Gasoline Stations	Term Loan	Prime plus 2.75%	6/25/2046	185.0	185.0	196.5	0.05%
T.A.L.E.N.T. Leadership LLC dba T.A.L.E.N.T. Leadership Napoli's Itali	(#)	4280 Lavon Dr., Garland, TX 75040	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/25/2031	28.8	28.8	24.1	0.01%
Nevada Adult Day healthcare Centers Inc	(#)	2008 S Jones Blvd., Las Vegas, NV 89146	Social Assistance	Term Loan	Prime plus 2.75%	6/25/2031	44.7	44.7	46.6	0.01%
J & J Rocket Fizz General Partnership	(#)	3155 Outlet Dr. Space E020, Edinburgh, IN 46124	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/25/2031	14.8	14.8	12.4	—%
KDKB Properties, LLC and US Press, LLC	(#)	1628-A James P. Rodgers Dr., Valdosta, GA 31601	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	6/25/2031	702.8	702.8	612.2	0.17%
The Buckeye Health Group, LLC	(#)	8120 Walcot Ln, Cincinnati, OH 45249	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2031	49.6	49.6	42.4	0.01%
Alpha Variance Solutions, LLC	(#)	48 Western Dr., Ardsley, NY 10502	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2031	74.4	74.4	63.3	0.02%
US Press, LLC	(#)	1628-A James P. Rodgers Dr., Valdosta, GA 31601	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	6/25/2046	541.8	541.8	561.9	0.15%
Troung Enterprises Inc	(#)	1305 SW 107th Ave, Miami, FL 33174	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2031	9.9	9.9	8.3	—%
HTE Acquisition, LLC dba Hi Tech Engineering	(#)	4610 Calle Quetza, Camarillo, CA 93012	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2031	52.1	52.1	46.4	0.01%
O.P.P. Presents LLC	(#)	15927 Pioneer Blvd, Norwalk, CA 90650	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2031	14.3	14.3	12.0	—%
Yogi's Logistics Inc and 9371 Truck Yard LLC	(#)	9371 Jackson Rd, Sacramento, CA 95826	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2046	142.0	142.0	159.1	0.04%
360 Concepts Group, LLC dba Bowl 360 Astoria	(#)	19-45 49th St., Astoria, NY 11105	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2031	116.1	116.1	97.4	0.03%
Little Imaginations Learning Center Inc	(#)	189 toll Gate Rd,, Warwick, RI 02886	Social Assistance	Term Loan	Prime plus 2.75%	6/29/2046	114.4	114.4	116.9	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Seema Aijaz Enterprises Inc dba Edible Arrangements	(#)	1040 South BRd.way, Unit 6, Hicksville, NY 11801	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/29/2031	28.7	28.7	24.8	0.01%
CALTEL, INC.	(#)	2309 Acie Ave., Conway, SC 29528	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	6/29/2031	89.7	89.7	84.7	0.02%
La Favorita Radio Network	(#)	4043 Geer Rd., Hughson, CA 95326	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	6/29/2046	180.0	180.0	198.5	0.05%
Eagle's Eye Comfort Care Miramar LLC	(#)	6308 SW 27th St, Miramar, FL 33023	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/30/2046	65.5	65.5	69.8	0.02%
Martin C. Liu & Associates, PLLC	(#)	135 Bowery St., New York, NY 10002	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2031	49.6	49.6	51.9	0.01%
Neil Hoss, D.M.D., LLC.	(#)	115 Hartford Turnpike, Tolland, CT 06084	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2031	27.9	27.9	23.9	0.01%
Ata&Ana LLC dba Ata Ana Home Health Agency	(#)	8304 Old Courthouse Rd. Unit D, Vienna, VA 22182	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2031	158.8	158.8	141.4	0.04%
Craftwork Carpentry and Millwork Inc.	(#)	2777 S Financial Ct., Sanford, FL 32773	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2031	115.1	115.1	97.0	0.03%
New York Equestrian Center Ltd	(#)	633 EAGLE AVE, WEST HEMPSTEAD, NY 11552	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2046	1,248.6	1,248.6	1,398.8	0.38%
Kings Autoshow Inc dba Brooklyn Mitsubishi and Grand Auto Group LLC	(#)	5815 Church Ave, Brooklyn, NY 11203	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/30/2031	38.2	38.2	38.1	0.01%
Tidal Commerce Inc	(#)	2100 Clearwater Dr, Oak Brook, IL 60523	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	6/30/2031	324.4	324.4	272.2	0.07%
VILLELA CPA PLLC	(#)	3877 SE 5th Ave, Ocala, FL 34480	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2031	14.9	14.9	12.5	—%
Superior Coach Interiors, Inc	(#)	211 Babb Dr, Lebanon, TN 37087	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/30/2031	379.9	379.9	397.2	0.11%
Sheldon T Banks LLC	(#)	2340 W Carpenter Rd., Flint, MI 48505	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2046	57.8	57.8	64.8	0.02%
Holland Holdings LLC	(#)	1102 Blackbriar Cir Ne, Hartselle, AL 35640	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2031	198.4	198.4	172.7	0.05%
Zollner Enterprises, Inc	(#)	221 Hulls Chapel Rd, Fredericksburg, VA 22406	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/30/2031	49.6	49.6	41.7	0.01%
Royal Restaurants, LLC	(#)	138 Griffin Rd., Ruston, LA 71270	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2031	247.4	247.4	232.9	0.06%
Gene Properties LLC,4 Winnapaug Rd LLC and,144 Atlantic Ave LLC	(#)	149 Atlantic Ave, Westerly, RI 02891	Accommodation	Term Loan	Prime plus 2.75%	6/30/2046	1,124.0	1,124.0	1,259.2	0.34%
Afrodisiac Enterprises LLC dba Afrodisiac Nola	(#)	5363 Franklin Ave, New Orleans, LA 70122	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/1/2046	30.0	30.0	32.1	0.01%
Jason M. Eberhart dba Stae Farm	(#)	600 Allegheny St., Jersey Shore, PA 17740	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/2/2046	25.9	25.9	26.1	0.01%
156 W. Salon & Boutique, llc dba Shabby Shek Salon and Boutique	(#)	156 West Tioga St., Tunkhannock, PA 18657	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/2/2046	40.1	40.1	40.0	0.01%
The Iron Smith LLC dba Anytime Fitness Nevada	(#)	1818 Fawcett Pkwy, Nevada, IA 50201	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/8/2031	30.2	30.2	25.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Accommodating Financial & Tax Services, LLC	(#)	5151 Monroe St., Toledo, OH 43623	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/8/2031	12.9	12.9	12.5	—%
Rymax Electronics Inc	(#)	1805 5th Ave. Suite F, Bay Shore, NY 11706	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/8/2046	51.2	51.2	57.4	0.02%
Colorado Travel Solutions LLC	(#)	2895 Queen St, Colorado Springs, CO 80904	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	7/16/2031	70.0	70.0	58.7	0.02%
Monarch Construction and Roofing LLC	(#)	700 Corporate Circle, Golden, CO 80401	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/16/2031	44.9	44.9	37.7	0.01%
K-M-P Auto Group LLC	(#)	1788 Austin Hwy, San Antonio, TX 78218	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/19/2046	33.1	33.1	36.1	0.01%
Sparta Athletic Campus, LLC	(#)	115 Sparta Ave., Sparta, NJ 07871	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/20/2046	216.0	216.0	239.2	0.07%
Jeragardens Wedding Rentals LLC,	(#)	5842 South 1150 West, Ogden, UT 84405	Rental and Leasing Services	Term Loan	Prime plus 6.5%	7/20/2031	6.3	6.3	6.1	—%
110 Enterprises, LLC dba Boomerang Bar and Grill	(#)	110 Limekiln Rd., Unit 2, New Cumberland, PA 17070	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/20/2046	279.0	279.0	303.4	0.08%
Ecos Consulting, LLC	(#)	1519 Roller Rd, Ocean Township, NJ 07712	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/20/2031	20.9	20.9	17.5	—%
TDI Global Solutions Inc	(#)	1 Riverfront Plaza, Suite 12, Lawrence, KS 66044	Paper Manufacturing	Term Loan	Prime plus 2.75%	7/21/2031	199.7	199.7	175.4	0.05%
Basha Home Improvement LLC	(#)	41 Van Houten Ave., Jersey City, NJ 07305	Construction of Buildings	Term Loan	Prime plus 6.5%	7/21/2031	2.6	2.6	2.5	—%
Profit Stewards LLC dba AAMCO Transmissions of Phoenixville	(#)	458 Schuylkill Rd., Phoenixville, PA 19460	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/21/2031	5.5	5.5	4.6	—%
All Regional Recyclers of Wood LLC and Superior Carting & Waste System	(#)	104 Wooster St., Bethel, CT 06801	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	7/22/2031	54.9	54.9	50.8	0.01%
Ever Prosperous Realty Inc	(#)	430 S Chandler Ave., Monterey Park, CA 91754	Real Estate	Term Loan	Prime plus 2.75%	7/22/2031	15.0	15.0	12.6	—%
Mattress and Rug outlet LLC	(#)	1818 State St., Schenectady, NY 12304	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/23/2031	59.9	59.9	61.3	0.02%
Tarun LLC, dba Signature Wine & Liquor	(#)	325 South Limestone, Lexington, KY 40508	Food and Beverage Stores	Term Loan	Prime plus 6.5%	7/23/2031	6.3	6.3	6.1	—%
GSK Industries Inc dba Quality One Pool Management	(#)	3217 W Tompkins Ave., Las Vegas, NV 89103	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/23/2031	15.0	15.0	12.6	—%
52 Tran, LLC	(#)	773 South MacArthur Blvd., Suite 205, Coppell, TX 75019	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/23/2031	18.0	18.0	15.1	—%
Premier Tech Security, LLC	(#)	1616 Westgate Circle, Suite 111, Brentwood, TN 37027	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/23/2031	17.5	17.5	14.7	—%
L.A. Crescent LLC dba Aamco Car Care Center	(#)	1010 East 6th Ave., Stillwater, OK 74074	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/23/2031	30.0	30.0	25.9	0.01%
Biig Brand Management Ltd. Co.	(#)	512 East 11th St., Houston, TX 77008	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	7/23/2046	80.0	80.0	89.6	0.02%
Delbello Enterprises LLC dba Il Portico	(#)	273 West Route 130 South, Burlington, NJ 08016	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/23/2031	49.9	49.9	52.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

K Wallace, LLC dba Fit Learning Columbus	(#)	6631 Commerce Pkwy Suite G, Dublin, OH 43085	Educational Services	Term Loan	Prime plus 2.75%	7/26/2031	3.5	3.5	2.9	—%
WLG Inc	(#)	6257 West Ave. J9, Lancaster, CA 93536	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/27/2046	182.0	182.0	189.5	0.05%
Clinically Speaking, LLC	(#)	207 N Davies Rd., Lake Stevens, WA 98258	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/27/2031	358.7	358.7	301.0	0.08%
Jaime Gervasi & Associates LLC	(#)	3243 Eastern Ave., Baltimore, MD 21224	Real Estate	Term Loan	Prime plus 2.75%	7/27/2031	15.5	15.5	13.8	—%
Five Rivers 1938 Enterprises, Inc dba The Hummus Republic	(#)	3032 W Jack London Blvd., Livermore, CA 94551	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2032	5.2	5.2	4.9	—%
Travis Construction Company, LLC	(#)	11258 Bayou Bernard Rd., Gulfport, MS 39503	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/28/2031	30.0	30.0	26.0	0.01%
On Spot Techs Ltd dba Wi-Fi Surveyors	(#)	4732 Dixie Dr. South, Dayton, OH 45439	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2046	17.1	17.1	17.8	—%
Dream Splash International LLC	(#)	650 S Cherry St., Denver, CO 80246	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/29/2031	84.9	84.9	71.5	0.02%
Global Packaging Solutions, Inc	(#)	6259 Progressive Ave, San Diego, CA 92154	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	7/29/2031	237.8	237.8	207.4	0.06%
Kamboj Investments Inc dba Chicago's Pizza with Twist	(#)	1156 South Main St., Manteca, CA 95337	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/29/2031	15.0	15.0	12.8	—%
GN Enterprises LLC	(#)	4507 SE Ramona St., Portland, OR 97206	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/29/2046	85.5	85.5	92.1	0.03%

Karson A Schepp	(#)	8715 Hwy 14, Kramer, ND 58748	Crop Production	Term Loan	Prime plus 2.75%	7/29/2031	34.9	34.9	30.8	0.01%
Cherich Enterprises dba Yogasix Pasadena	(#)	277 W Green St. Suite 110, Pasadena, CA 91105	Educational Services	Term Loan	Prime plus 2.75%	10/29/2031	26.6	26.6	22.8	0.01%
Tiny Tots Kingdom Inc	(#)	4961 N Dixie Hwy Suites 2-6, Oakland Park, FL 33334	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2031	20.0	20.0	16.8	—%
Rocky Mountain Concrete, Inc	(#)	6674 MALTESE LN A, Bozeman, MT 59718	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/29/2031	249.8	249.8	227.3	0.06%
Melissa S. Scharf	(#)	14313 Califa St., Sherman Oaks, CA 91401	Social Assistance	Term Loan	Prime plus 2.75%	7/30/2031	9.0	9.0	7.5	—%
Kings Autoshow Inc and Grand Auto Group LLC	(#)	5815 Church Ave, Brooklyn, NY 11203	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/30/2031	119.8	119.8	103.3	0.03%
Patriot Services Group Inc	(#)	108 Phillips Circle, Columbiana, AL 35051	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/30/2031	22.5	22.5	18.9	0.01%
Crux Solutions LLC dba Waddell's Riverside Funeral Directors	(#)	6938 Westover St., Houston, TX 77087	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/30/2031	11.6	11.6	12.2	—%
GLH delivering services Inc and Paisley Logistics Inc	(#)	121 Pine Rd., Easley, SC 29642	Couriers and Messengers	Term Loan	Prime plus 2.75%	7/30/2031	271.3	271.3	227.7	0.06%
Blue Water Dynamics, LLC dba Dougherty Manufacturing & Solace Boats, L	(#)	308 South Old County Rd., Edgewater, FL 32132	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	7/30/2046	1,250.0	1,250.0	1,400.4	0.38%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

The Travel Society LLC;Religious Travel International LLC	(#)	650 S Cherry St., Denver, CO 80246	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/30/2031	87.1	87.1	73.1	0.02%
J &C May Properties, LLC.	(#)	315 Sylamore Ave., Mountain View, AR 72560	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/30/2031	20.0	20.0	16.8	—%
100% Permanent Inc.	(#)	1315 N. Larrabee St., Chicago, IL 60610	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/30/2046	33.0	33.0	34.8	0.01%
CIRLABS, INC,Outcome Driven Innovation and Spracht Inc	(#)	974 Commercial St., Palo Alto, CA 94043	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/30/2031	51.9	51.9	43.6	0.01%
AA Power Equipment, Inc	(#)	999 Mansell Rd., Suite B, C, & D, Roswell, GA 30076	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/30/2031	79.9	79.9	67.0	0.02%
Charles P Carpenter dba All-Ways Pumping	(#)	5701 Beckford Ave, Tarzana, CA 91356	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/30/2031	112.2	112.2	108.6	0.03%
P.O.P Enterprises LLC	(#)	860 Constellation Dr., Decatur, GA 30033	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/3/2031	4.5	4.5	3.8	—%
C&J General Engineering	(#)	3060 Thorntree Dr #10, Chico, CA 95973	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2046	27.5	27.5	25.8	0.01%
Ronald L. McFarlain dba Cajun Connection	(#)	2958 IL-178, North Utica, IL 61373	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/5/2046	33.5	33.5	35.4	0.01%
Dara, Inc.	(#)	29 Old Planters Rd, Beverly, MA 01915	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/5/2031	33.0	33.0	27.7	0.01%
The Hiccup Inc	(#)	158 Humphrey St., Swampscott, MA 01907	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/6/2031	20.7	20.7	17.4	—%
C4 Technologies Inc.	(#)	171 C Ave., Suite C, Coronado, CA 92118	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/6/2031	6.3	6.3	6.1	—%
KBO Investment and Sterling HTS KBO Investments LLC	(#)	748 West Big Beaver Rd., Troy, MI 48084	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/10/2031	46.0	46.0	39.3	0.01%
Game Time Vending, LLC	(#)	10105 Amberwood Rd. Suites #1 and #5, Fort Myers, FL 33913	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/11/2031	1,250.0	1,250.0	1,142.2	0.31%
Lovely Moments Iowa Photography, LLC	(#)	313 South Logan St., Roland, IA 50236	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/11/2031	3.0	3.0	2.5	—%
Montauk Donut Group, Inc dba Dunkin Donuts	(#)	1669 Montauk Hwy., Bellport, NY 11713	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2031	40.4	40.4	42.2	0.01%
Bird's Nest Florist & Gifts, LLC	(#)	549-E College Park Rd., Ladson, SC 29456	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/12/2031	5.9	5.9	5.0	—%
DTT ENTERPRISES, LLC	(#)	6565 Austin Hope Ave, Las Vegas, NV 89118	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/16/2031	35.0	35.0	29.4	0.01%
Revive Aesthetics & Wellness, LLC	(#)	404 Roosevelt AVE, Central Falls, RI 02863	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/13/2031	27.5	27.5	24.0	0.01%
Baite Auto Sales LLC	(#)	2865 Suwanee Rd., Columbus, OH 43224	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/13/2046	11.5	11.5	12.9	—%
Transatlantic Translations Company, LLC	(#)	411 Theodore Fremd Ave, Rye, NY 10580	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/16/2031	25.0	25.0	21.0	0.01%
Hartwood Inn	(#)	1312 GILBERT ST, CHARLES CITY, IA 50616	Accommodation	Term Loan	Prime plus 2.75%	8/17/2046	40.0	40.0	44.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Cezary A. Lapa dba Globe Polska Ksiazka	(#)	5747 West Irving Park Rd., Chicago, IL 60634	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	8/17/2031	7.0	7.0	5.9	—%
Luxury Tree Services LLC	(#)	5925 SW 69th St., Miami, FL 33413	Forestry and Logging	Term Loan	Prime plus 2.75%	8/18/2031	99.9	99.9	84.5	0.02%
Glorious Training Group Inc dba F45 Training Murabella	(#)	185 Murabella Pkwy, St. Augustine, FL 32092	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/18/2031	15.0	15.0	13.4	—%
Kiwi Vision, LLC	(#)	27518 Portsmouth Ave, Hayward, CA 94545	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/19/2031	10.0	10.0	8.4	—%
Vida Meat Company LLC	(#)	1370 West Cheyenne Ave., North Las Vegas, NV 89030	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/19/2031	47.5	47.5	43.7	0.01%
Elizabeth K. Little and dba Mrs. Little's Tea and Toys	(#)	108 North Davis St., Hamilton, MO 64644	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2031	2.7	2.7	2.8	—%
Derheim, Inc	(#)	601 Main Ave, West Fargo, ND 58078	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/19/2046	163.0	163.0	166.5	0.05%
Power Enterprise LLC	(#)	119 East 710 South Circle, Ivins, UT 84738	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/20/2031	3.2	3.2	2.6	—%
Michelle Rodriguez, PT PLLC dba MPG One Wellness Center	(#)	130 West 56th St., Third Floor Office, New York, NY 10019	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/20/2031	35.0	35.0	29.4	0.01%
Patoruzu, Inc. dba Sharkey's Cuts For Kids	(#)	18121 Tuckerton Rd., Suite 130, Cypress, TX 77433	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/20/2031	10.0	10.0	8.4	—%
PCH Ventures, LLC dba Chop Stop	(#)	18515 Brookhurst St., Fountain valley, CA 92618	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/20/2031	25.3	25.3	26.5	0.01%
The Jar Circle, Inc dba Frida's Mexican Grill	(#)	3545 Merrick Rd., Seaford, NY 11783	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2031	13.9	13.9	11.9	—%
Royal Home Care and Staffing LLC	(#)	453 Oakton Rd, Odenton, MD 21113	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/20/2031	32.3	32.3	33.8	0.01%
Dallas MTV, LLC	(#)	2911 Turtle Creek Blvd., Suite 300, Dallas, TX 75219	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/20/2031	18.7	18.7	15.7	—%
CJNR LLC dba Parkhurst Motel	(#)	208 East Main St., Elma, WA 98541	Accommodation	Term Loan	Prime plus 2.75%	8/24/2046	40.0	40.0	44.8	0.01%
Christopher John Looney Agency Inc.	(#)	426 South Atlanta St., Unit 110, Roswell, GA 30075	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/25/2031	2.7	2.7	2.3	—%
Premiere Inc	(#)	615 N Landry Dr., New Iberia, LA 70563	Support Activities for Mining	Term Loan	Prime plus 2.75%	8/25/2031	390.0	390.0	407.8	0.11%
Gralyn Fabrication & Machining LLC	(#)	1119 Bluff Ridge Rd., Waynesburg, PA 15370	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/25/2031	9.0	9.0	7.6	—%
Tiny's Gumbo Bar NYC LLC	(#)	275 Church St., New York, NY 10013	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/25/2031	16.9	16.9	15.2	—%
MA Allen LLC dba Premier Martial Arts	(#)	380 East Bethany Dr., Allen, TX 75002	Educational Services	Term Loan	Prime plus 2.75%	3/25/2031	7.5	7.5	6.3	—%
Swick & Son Enterprises, Inc	(#)	108 Mashell Ave. North, Eatonville, WA 98328	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/25/2031	18.0	18.0	15.3	—%
Force3 Enterprises, LLLP	(#)	240 Hathway Dr., Stratford, CT 06615	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/25/2046	195.7	195.7	207.6	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Trinity Lumber and Building Supply, Inc and Merritt and Sarah Goodyear	(#)	230 Washington St., Weaverville, CA 96093	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/25/2046	70.0	70.0	75.9	0.02%
Tapuya Brands Corporation	(#)	23 Leroy St., New York, NY 10014	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2031	67.0	67.0	56.2	0.02%
Hair and Beauty Market Place, LLC dba LABOR	(#)	7900 S. Orange Blossom Trail, Unit 1, Orlando, FL 32809	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/26/2047	172.3	172.3	192.3	0.05%
HHD Aviation, LLC dba Great Milwaukee Training and Testing Center	(#)	2820 Bobmeyer Rd., Hanger C-7, Hamilton, OH 45015	Real Estate	Term Loan	Prime plus 2.75%	8/26/2046	46.7	46.7	52.3	0.01%
Island Kaii & Company dba Island Kaii	(#)	20140 Livemois, Detroit, MI 48221	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/26/2031	7.5	7.5	7.5	—%
Debut Solutions LLC	(#)	2000 Frankfort St, Laredo, TX 78040	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/27/2031	275.7	275.7	236.7	0.06%
3D Printed Tabletop, LLC	(#)	2870 Sonata Court, St. Cloud, FL 34772	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	8/27/2031	3.0	3.0	2.5	—%
7 BRANCHES CORPORATION dba Nikos	(#)	410 Pearl St., Lake Wales, FL 33853	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/27/2031	4.0	4.0	3.4	—%
DEBUT SOLUTIONS LLC	(#)	2000 Frankfurt St., Laredo, TX 78040	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/27/2046	65.0	65.0	69.5	0.02%
Downtown Dance Academy Limited Liability Company	(#)	1204 Hooper Ave., Toms River, NJ 08753	Educational Services	Term Loan	Prime plus 2.75%	8/27/2031	5.5	5.5	4.6	—%
Willow Falls Venue LLC	(#)	23122 S North Carolina Hwy. 109, Denton, NC 27239	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/27/2046	20.7	20.7	22.1	0.01%
25 Dials LLC	(#)	875 North High St., Suite 300, Columbus, OH 43215	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/27/2031	9.5	9.5	9.9	—%
Kadence Consulting Inc	(#)	13315 Bishops Ct, Roswell, GA 30075	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2031	18.6	18.6	15.6	—%
Barbara Acupuncture LLC	(#)	268 US-206, Flanders, NJ 07836	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/30/2046	24.5	24.5	26.3	0.01%
K's Salon 1 LLC dba Gerard Anthony Salon	(#)	580 Amsterdam Ave, New York, NY 10024	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/30/2031	14.7	14.7	12.3	—%
Rosy Rings, Inc	(#)	2400 Industrial Lane, Suite 700, Broomfield, CO 80020	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/31/2031	166.8	166.8	140.0	0.04%
Shrijee LLC dba Econo Lodge	(#)	908 Washington St., Manitowoc, WI 54220	Accommodation	Term Loan	Prime plus 2.75%	12/31/2046	119.2	119.2	133.1	0.04%
Kenbenco, Inc.dba Benson Steel Fabricators	(#)	437 Route 212, Saugerties, NY 12477	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/31/2031	163.7	163.7	158.4	0.04%
paws Boarding LLC dba paws DayCamp and Boarding	(#)	2449 Breanna Way, Little Elm, TX 75068	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/31/2031	2.7	2.7	2.3	—%
Tactical Integrated Systems Inc	(#)	16430 Good Hearth Blvd, Clermont, FL 34711	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/31/2031	18.0	18.0	15.1	—%
Big Heart LLC dba Chick'n Cone	(#)	1158 W San Marcos Blvd, San Marcos, CA 92078	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2031	8.6	8.6	7.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

JeanAnn Schwark, MS, FNP-C PLLC dba Serenity Women's Care	(#)	10615 N Hayden Rd C100, Scottsdale, AZ 85260	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/31/2031	166.0	166.0	145.9	0.04%
IT Quality Solutions, Inc	(#)	6522 Creekview Circle, Duluth, GA 30097	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/31/2031	8.0	8.0	6.7	—%
RM Interiors Inc.dba House of Moseley	(#)	8200 Stockdale HWY D-6, Bakersfield, CA 93311	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/31/2031	30.0	30.0	25.2	0.01%
Cadena Co.	(#)	2133 Southend Dr. #301, Charlotte, NC 28213	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/31/2031	10.5	10.5	8.8	—%
4 Points Towing & Roadside Service LLC	(#)	5425 Willow Grove Rd., Camden Wyoming, DE 19934	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/2/2031	35.0	35.0	31.4	0.01%
RGV Poke LLC dba Pokeworks	(#)	5401 North 10 St. Unit 126, McAllen, TX 78504	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/2/2032	5.6	5.6	5.4	—%
331 Foley Sound Inc	(#)	19355 Business Center Dr., Unit #9, Northridge, CA 91324	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	1/2/2032	25.0	25.0	21.2	0.01%
Sheryl's Candy Apple Creations, LLC	(#)	131 Piney Green Rd., Suite 300, Jacksonville, NC 28546	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/2/2031	6.0	6.0	5.3	—%
JD Hunt Custom Homes Incorporated dba JD Hunt Construction	(#)	5515 Parkcrest Dr., Austin, TX 78731	Construction of Buildings	Term Loan	Prime plus 2.75%	9/3/2031	916.0	916.0	768.7	0.21%
XL Auto Group LLC dba Autos Wholesale	(#)	28900 Mission Blvd., Hayward, CA 94544	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/3/2031	18.5	18.5	15.5	—%
Oak North LLC, & Constantinos Constantinou	(#)	94 Union St., Vernon, CT 06066	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2031	52.0	52.0	54.4	0.01%
Almina Concept, Inc.	(#)	5042 Willshire Blvd., Los Angeles, CA 90036	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/7/2031	2.5	2.5	2.1	—%
Sassy Sista's Boutique LLC	(#)	499 N State RD 434, Suite 2001, Altamonte Springs, FL 32779	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	9/7/2031	6.5	6.5	5.5	—%
Grand Portage LLC	(#)	3306 Chelsea Cir, Ann Arbor, MI 48108	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/7/2031	33.4	33.4	28.0	0.01%
Alaska Industrial Paint, LLC dba Alaska Fleet and Collision Specialist	(#)	1301 North Post Rd., Anchorage, AK 99501	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/8/2032	11.5	11.5	12.1	—%
Le Bajec Le LLC	(#)	810 N Alamo St,, San Antonio, TX 78215	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/8/2046	79.4	79.4	83.8	0.02%
Queen Oxygen Co. dba Quest Cylinder Co.	(#)	239 Lafayette St., London, OH 43140	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/9/2031	45.3	45.3	43.3	0.01%
B & W Towing, LLC	(#)	701 Addison Rd., Painted Post, NY 14870	Support Activities for Transportation	Term Loan	Prime plus 2.75%	2/9/2047	49.4	49.4	55.2	0.02%
Y & C Company INC dba Miji-Mura Hibachi & Sushi	(#)	1850 N University Dr,, Coral Springs, FL 33071	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/9/2046	246.8	246.8	276.5	0.08%
Essex Trade, Inc.dba Artesano's	(#)	33 Bearskin Neck, Rockport, MA 01966	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/10/2031	6.2	6.2	5.2	—%
Panditos LLC dba White Lotus Home	(#)	745 Joyce Kilmer Ave, New Brunswick, NJ 08901	General Merchandise Stores	Term Loan	Prime plus 2.75%	9/10/2031	20.0	20.0	16.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Remsund Group Inc dba Remsund Group	(#)	6581 Westland Dr., Brownsburg, IN 46112	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/10/2031	55.0	55.0	46.2	0.01%
Tri T. Le dba AN Company	(#)	1431 Amro Way, South El Monte, CA 91733	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/10/2031	15.8	15.8	14.3	—%
Kyle Keiper LLC	(#)	3408 Spring St #1, Pompano Beach, FL 33062	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/10/2031	12.2	12.2	11.2	—%
Trash Can Rescue LLC	(#)	1096 Nast Chapel Rd, Martinsville, IN 46151	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/10/2031	18.9	18.9	17.2	—%
MattCole Construction and Roofing, LLC	(#)	2529 Boxford Lane, Cordova, TN 38016	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/13/2031	55.0	55.0	49.3	0.01%
Touch of Therapy Massage, LLC	(#)	8510 Warner Rd., Suite 300, Plain City, OH 43064	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2031	15.0	15.0	15.7	—%
Dennis Hair Studio Inc	(#)	1566 Union Turnpike, New Hyde Park, NY 11040	Personal and Laundry Services	Term Loan	Prime plus 6.5%	9/13/2031	6.3	6.3	6.1	—%
Octopus Records LLC	(#)	72-05 72nd Place, 2B, Glendale, NY 11385	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/13/2031	4.5	4.5	3.8	—%
O&O Welding Zone Corp	(#)	2100 4th St., Orlando, FL 32824	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/13/2046	48.0	48.0	51.7	0.01%
Amado Trader LLC dba Amado Games LLC	(#)	5545 Bulls Bay D, Virginia Beach, VA 23462	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/13/2031	4.5	4.5	3.8	—%
MTR Designs LLC	(#)	205 North 12th St., Opelika, AL 36801	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/14/2031	7.5	7.5	6.3	—%
For The Love Athletics LLC	(#)	225 N Downing St, Davidson, Davidson, NC 28036	Educational Services	Term Loan	Prime plus 2.75%	9/14/2031	5.0	5.0	4.2	—%
R & S Chroniger Enterprises, LLC	(#)	1681 Beech Ln, Hanover, PA 17331	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/14/2031	17.9	17.9	15.1	—%
JEMS Transportation & Logistics LLC	(#)	30715 Basil Trace Dr., Spring, TX 77386	Truck Transportation	Term Loan	Prime plus 2.75%	9/14/2031	15.0	15.0	12.6	—%
Aaron Mahoney dba Alaska Gulf Coast Expeditions	(#)	16347 Deerfield St,, Ninilchik, AK 99639	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/14/2031	29.0	29.0	24.3	0.01%
SkyEstate LLC dba Vango's Drive Thru	(#)	4000 Leap Rd, Hilliard, OH 43026	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/14/2031	30.6	30.6	25.7	0.01%
Radiator Fans Unlimited LLC and Gros Holdings Unlimited Inc	(#)	6179 Alameda Ave., El Paso, TX 79905	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2046	45.4	45.4	49.2	0.01%
Radiator Fans Unlimited LLC and Gros Holdings Unlimited, Inc	(#)	6179 Alameda Ave, El Paso, TX 79905	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2031	55.0	55.0	46.9	0.01%
Phillips Diesel Service LLC	(#)	4150 S 32nd St W, Muskogee, OK 74401	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2046	30.5	30.5	31.6	0.01%
Preston E. Jones dba Tiny Homer	(#)	62361 Mary Miller Ave., Homer, AK 99603	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	48108	$5.5	$5.5	$5.8	—%
Hurricane Beauty LLC	(#)	1110 vandon loop, Berlin, NJ 08009	Nonstore Retailers	Term Loan	Prime plus 2.75%	48108	$10.0	$10.0	$8.4	—%
Goode Tax and Resolution, LLC	(#)	2527 Standifer Place, Lanham, MD 20706	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	48108	$3.2	$3.2	$2.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Oui Pastry LLC	(#)	1905 Scenic Hwy N #10000b, Snellville, GA 30078	Food and Beverage Stores	Term Loan	Prime plus 2.75%	48108	$5.0	$5.0	$4.2	—%
Udder Free Only, LLC	(#)	3603 Vinton Ave Unit 205, Los Angeles, CA 90034	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	48112	$18.0	$18.0	$15.6	—%
MDJ Chiropractic PC	(#)	18009 Jamaica Ave, Jamaica, NY 11432	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	48113	$5.0	$5.0	$4.2	—%
Vincent Remodeling, LLC	(#)	4667 Riverbend RdTrussville, Trussville, AL 35173	Construction of Buildings	Term Loan	Prime plus 2.75%	48114	$15.0	$15.0	$12.6	—%
Quinn da Matta Productions LLC	(#)	2155 Outpost Dr, Los Angeles, CA 90068	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	48114	$4.2	$4.2	$3.5	—%
D&M Properties, LLC	(#)	2600 Coon Rapids Blvd. Nortwest, Coon Rapids, MN 55433	Repair and Maintenance	Term Loan	Prime plus 2.75%	48115	$25.6	$25.6	$21.5	0.01%
Rightworks Staffing Inc.	(#)	1201 Kenwood Ave, Austin, TX 78704	Administrative and Support Services	Term Loan	Prime plus 2.75%	48115	$150.0	$150.0	$125.9	0.03%
Gateway Auto Service and Collision #2 Inc	(#)	1205 South 8th Ave., Maywood, IL 60153	Repair and Maintenance	Term Loan	Prime plus 2.75%	53594	$29.8	$29.8	$33.3	0.01%
Great Dog Products for Great People LLC dba Royal Frenchel	(#)	13207 Squawwood Lane SE, Rainier, WA 98576	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	48115	$12.5	$12.5	$10.9	—%
Forays, Ltd dba Northern Comfort	(#)	2800 N. Lagoon Dr., Wasilla, AK 99654	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	53594	$172.5	$172.5	$182.4	0.05%
Taurus Legacy, LLC dba Papas Diner	(#)	626 FL-50, Clermont, FL 34711	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	48115	$9.5	$9.5	$7.9	—%
Mag Auto Group Inc dba MAG Motor Company	(#)	1890 North Main St., Walnut Creek, CA 94596	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	48115	$221.0	$221.0	$185.5	0.05%
3-2-1 Go LLC dba Burgerz and Ballz	(#)	868 Fulda Ave NW, Palm Bay, FL 32907	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	48115	$5.4	$5.4	$4.8	—%
Teach 2 Teach Music Lessons, LLC	(#)	184 Marshall Hill Rd., West Milford, NJ 07480	Educational Services	Term Loan	Prime plus 2.75%	48115	$10.5	$10.5	$8.8	—%
RightTalents LLC	(#)	639 Passaic Ave., Nutley, NJ 07110	Administrative and Support Services	Term Loan	Prime plus 2.75%	48115	$10.0	$10.0	$8.4	—%
USA Security Services Corporation	(#)	844 Hebron Ave., Glastonbury, CT 06033	Administrative and Support Services	Term Loan	Prime plus 2.75%	48115	$100.0	$100.0	$83.9	0.02%
Black Market Restaurant Group Inc. dba Black Market Meal Prep	(#)	29941 Aventura, Suite K, Rancho Santa Margarita, CA 92688	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	48297	$9.2	$9.2	$8.5	—%
Strong Tower 10933, Inc.	(#)	15530 NW US Hwy 441, Alachua, FL 32615	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	48118	$8.3	$8.3	$7.0	—%
Coast to Coast Carmel Corporation dba Coast To Coast Collection	(#)	9450 N Aronson Rd., Indianapolis, IN 46240	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	48118	$305.0	$305.0	$257.2	0.07%
C.D.A. Serviceability Trust Inc (Co-Borrower)	(#)	4501 6th Ave, Tacoma, WA 98406	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	53597	$69.3	$69.3	$76.6	0.02%
Coast to Coast Auto Sales Incorporated	(#)	9200 E 131 St St., Indianapolis, IN 46240	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	48118	$150.0	$150.0	$125.9	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Momentum Metal Finishing Inc.	(#)	1286 Anvilwood Ave, Sunnyvale, CA 94089	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	53597	$1,058.3	$1,058.3	$1,155.1	0.32%
Ben Anderson 365	(#)	9920 Research Dr., Irvine, CA 93108	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	48118	$50.0	$50.0	$42.0	0.01%
Daisi Inc.	(#)	10300 West Charleston Blvd., Las Vegas, NV 89135	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	48118	$110.0	$110.0	$92.3	0.03%
Michael Risoldi's Auto Repair Inc.	(#)	1435 Woodlane Rd., Eastampton, NJ 08060	Repair and Maintenance	Term Loan	Prime plus 2.75%	48118	$126.5	$126.5	$128.6	0.04%
JRB Inc dba Bulger True Value	(#)	1185 W Santa Fe St, Olathe, KS 66061	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	48119	$25.8	$25.8	$21.6	0.01%
Cj Real Estate Partners LLC	(#)	1800 E Palm Ave, Tampa, FL 33605	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	53751	$213.7	$213.7	$232.6	0.06%
Art Food Attitude Inc. dba Bamboo Leaf Thai Eatery	(#)	724 Main St., Bradley Beach, NJ 07720	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	48119	$26.0	$26.0	$22.0	0.01%
Catching Fish LLC dba Man Overboard Bait and Tackle	(#)	1825 S. Patrick Dr., Suite B, Harbour Beach, FL 32937	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	48119	$5.4	$5.4	$4.5	—%
LuLu Kingdom LLC	(#)	18 S. 20th St., Philadelphia, PA 19103	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	48272	$15.5	$15.5	$13.8	—%
Teaghlach Firearms LLC dba TFirearms	(#)	117 S. Main St., Altus, OK 73526	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	48119	$2.8	$2.8	$2.4	—%
Pueblo Canyon, LLC, Matthew Benjamin Allen and Elizabeth Kelly Allen	(#)	199 SAN ILDEFONSO Rd., LOS ALAMOS, NM 87544	Accommodation	Term Loan	Prime plus 2.75%	53599	$102.2	$102.2	$105.4	0.03%
Nidal Radwan, M.D., P.A	(#)	18100 N.E. 19th Ave., North Miami Beach, FL 33162	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	48120	$82.7	$82.7	$72.6	0.02%
ARO Financial, Inc	(#)	12020 Sunrise Valley Dr., Reston, VA 20191	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	48120	$63.0	$63.0	$53.0	0.01%
Daring Business Strategies Inc.	(#)	600 Front St., Lynden, WA 98264	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	48120	$35.0	$35.0	$29.4	0.01%
Agerton Timber LLC and Agerton Transportation, LLC	(#)	3166 Aurelle Rd., Strong, AR 71765	Forestry and Logging	Term Loan	Prime plus 2.75%	48120	$30.0	$30.0	$26.7	0.01%
TRI-COUNTY SERVICES, INC. and Andrew M Chehata	(#)	4900 SW 51st St., Davie, FL 33314	Administrative and Support Services	Term Loan	Prime plus 2.75%	48120	$338.5	$338.5	$284.5	0.08%
NMFM Consulting, LLC	(#)	3636 Lake Ave., Wilmette, IL 60091	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	53599	$267.2	$267.2	$273.9	0.07%
Creche N Crew, LLC	(#)	3185 West Ward Rd., Dunkirk, MD 20754	Social Assistance	Term Loan	Prime plus 2.75%	53599	$257.3	$257.3	$285.9	0.08%
Group Vertical, LLC dba Group Vertical	(#)	678 Front Ave. Northwest, Grand Rapids, MI 49504	Nonstore Retailers	Term Loan	Prime plus 2.75%	48120	$179.6	$179.6	$151.0	0.04%
SoCal Propane LLC	(#)	220 N San Jacinto St, Hemet, CA 92543	Nonstore Retailers	Term Loan	Prime plus 2.75%	53599	$302.9	$302.9	$339.7	0.09%
Norma Skin Care and SPA LLC	(#)	3364 Coral Way, Miami, FL 33145	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	48120	$14.0	$14.0	$11.8	—%
Jafar and Jamal, Inc dba Foodland ; IMAD Corporation	(#)	11 Highland Ave., Malden, MA 02148	Food and Beverage Stores	Term Loan	Prime plus 2.75%	48302	$13.0	$13.0	$11.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Chris Landscaping Inc dba New England Tree Co.	(#)	1139 Washington St., Stoughton, MA 02072	Administrative and Support Services	Term Loan	Prime plus 2.75%	48120	$79.0	$79.0	$69.0	0.02%
Prestige Products of Central Florida, Inc dba Milcarsky's Appliances	(#)	1180 Emma Oaks Trail, Lake Mary, FL 32746	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	48120	$250.0	$250.0	$210.1	0.06%
Metro of Livernois Inc	(#)	17149 Livernois, Detroit, MI 48221	Telecommunications	Term Loan	Prime plus 2.75%	53721	$136.0	$136.0	$148.5	0.04%
Great II, LLC	(#)	142 WA-150, Chelan, WA 98816	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	48121	$1,037.5	$1,037.5	$883.2	0.24%
WALKING URGENT CARE, INC	(#)	10308 W Sample Rd, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	48121	$65.4	$65.4	$57.2	0.02%
Tony D's Hooked, LLC (	(#)	378 Rope Ferry Rd. aka Mago Point Way, Waterford, CT 06385	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	53600	$135.0	$135.0	$139.8	0.04%
Orchard Collision, Inc	(#)	14898 Telegraph Rd., Redford, MI 48239	Repair and Maintenance	Term Loan	Prime plus 2.75%	53600	$61.0	$61.0	$63.7	0.02%
New Greater Generation Family Funeral Group, LLC	(#)	1400 N Hampton Rd, DeSoto, TX 75115	Personal and Laundry Services	Term Loan	Prime plus 2.75%	53600	$24.4	$24.4	$25.7	0.01%
Faxon Enterprises Inc	(#)	3107 Nichols Ave., Bay City, TX 78259	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	53600	$1,035.0	$1,035.0	$1,041.4	0.28%
Centre Storage and Matthew Wayne Vines	(#)	1650 Clarence E Chesnut Jr Bypass, Centre, AL 35960	Real Estate	Term Loan	Prime plus 2.75%	53600	$69.4	$69.4	$77.8	0.02%
Great II, LLC	(#)	4390 Commerce Circle, Idaho Falls, ID 83401	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	53600	$212.5	$212.5	$236.2	0.06%
Skaggs RV Outlet, LLC	(#)	301 Commerce Dr., Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	48121	$50.0	$50.0	$52.4	0.01%
Motion Physical Medicine & Wellness, PLLC	(#)	13100 Wortham Center Dr., Houston, TX 77065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	48212	$14.4	$14.4	$12.3	—%
Champion's Florida LLC & Market Vision Holdings, LLC	(#)	1360 NW 88th Ave., Doral, FL 33172	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	53600	$1,221.3	$1,221.3	$1,369.3	0.37%
Lively's Collision, Center LLC	(#)	5115 Jefferson Davis Hwy., North Augusta, SC 29841	Repair and Maintenance	Term Loan	Prime plus 2.75%	53600	$147.2	$147.2	$150.8	0.04%
OSSA LLC	(#)	300 Iberia St., Youngsville, LA 70503	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	48121	$80.0	$80.0	$80.0	0.02%
Timothy A Chapamn dba Tim's Auto Tech	(#)	62 North Canal St., Oxford, NY 13830	Repair and Maintenance	Term Loan	Prime plus 2.75%	48121	$15.5	$15.5	$15.9	—%
Aitheras Aviation Group, LLC, a Florida Liimited Liability Company & A	(#)	2301 N Marginal Rd., Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus 2.75%	48121	$75.0	$75.0	$63.8	0.02%
Garage Floor Coating of MN.com, LLC	(#)	6701 W 23rd St, Minneapolis, MN 55426	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	48121	$67.5	$67.5	$56.8	0.02%
Coast 2 Coast Restoration LLC,Coast 2 Coast Real Estate LLC &Coast 2	(#)	3505 Veterans Memorial Hwy, Ronkonkoma, NY 11779	Construction of Buildings	Term Loan	Prime plus 2.75%	53600	$377.3	$377.3	$410.1	0.11%
Total SBA Unguaranteed Accrual Investments							$365,817.5	$365,817.5	$379,958.4	103.81%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

200 North 8th Street Associates LLC and Enchanted Acres Fa	(*,#)	200 North 8th St., Reading, PA 19601	Food Manufacturing	Term Loan	6.25%	5/4/2028	$95.5	$95.5	$69.0	0.02%
3SIXO Motorsports LLC dba 3SIXO Motorsports Shop	(*,#,^)	217 W Main St., Centralia, WA 98531	Motor Vehicle and Parts Dealers	Term Loan	7.75%	1/6/2029	94.6	94.6	50.9	0.01%
ABC Sandblasting, LLC	(*,#,^)	14029 56th St. NW, Williston, ND 58801	Specialty Trade Contractors	Term Loan	Prime plus 0%	10/31/2029	204.8	204.8	56.0	0.02%
Acton Hardware LLC and Mark Allgood & Jamie Allgood	(*,#,^)	31814 Crown Valley Rd, Acton, CA 93510	Building Material and Garden Equipment and Supplies Dealers	Term Loan	8%	3/24/2041	117.1	117.1	39.0	0.01%
Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	(*,#)	12485-12489 NW 44th St., Coral Springs, FL 33071	Repair and Maintenance	Term Loan	7.75%	3/31/2040	318.3	318.3	12.1	0.00%
Albas Bar & Grill LLC	(*,#,^)	221 Self Main St., Homer City, PA 15748	Food Services and Drinking Places	Term Loan	6%	10/13/2042	43.9	43.9	7.7	0.00%
Alive Design, LLC	(*,#)	1906 NE 23 rd Ave., Cape Coral, FL 33909	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	9.9	9.9	9.0	0.00%
All About Kids and Families Medical Center, Inc.	(*,#,^)	12086 FT Caroline Rd, Ste. 102,103,401,402,403, 501,502, Jacksonville, FL 32225	Ambulatory Health Care Services	Term Loan	8.25%	1/13/2029	311.0	311.0	157.2	0.04%
All Printing Solutions, Inc. dba Pryntcomm	(*,#,^)	303 E. Sioux Ave., Pierre, SD 57501	Printing and Related Support Activities	Term Loan	7.75%	6/27/2041	491.8	491.8	80.9	0.02%
Allied Welding Inc.	(*,#,^)	1820 N. Santa Fe Ave., Chillicothe, IL 61523	Fabricated Metal Product Manufacturing	Term Loan	5.25%	12/15/2041	686.6	686.6	686.6	0.19%
Amboy Group, LLC dba Tommy Moloney's	(*,#)	1 Amboy Ave., Woodbridge, NJ 07095	Food Manufacturing	Term Loan	7%	6/14/2024	1,458.1	1,458.1	1,458.1	0.40%
Anderson Companies LLC	(*,#,^)	3015 S White Horse Pike, Hammonton, NJ 08037	Administrative and Support Services	Term Loan	Prime plus 0%	6/28/2044	201.8	201.8	193.5	0.05%
Anglin Cultured Stone Products LLC	(*,#,^)	877 Salem Church Rd., Newark, DE 19702	Construction of Buildings	Term Loan	8.25%	12/27/2042	630.5	630.5	181.5	0.05%
Anglin Cultured Stone Products LLC dba Anglin Construction	(*,#)	877 Salem Church Rd., Newark, DE 19702	Specialty Trade Contractors	Term Loan	8.25%	6/30/2025	185.8	185.8	153.5	0.04%
Anurag, LLC dba Oakwood Package Store	(*,#,^)	191-195 Oakwood Ave., West Hartford, CT 06107	Food and Beverage Stores	Term Loan	Prime plus 0%	6/6/2043	132.7	132.7	90.4	0.02%
Arclay ,LLC	(*,#,^)	49 Geyser Rd. Suite 100, Saratoga Springs, NY 12866	Nonmetallic Mineral Product Manufacturing	Term Loan	8%	5/5/2030	137.1	137.1	37.3	0.01%
Arrow Freight Inc	(*,#,^)	1000 Jorie Blvd. Suite 250, Oak Brook, IL 60523	Truck Transportation	Term Loan	8.25%	3/30/2028	652.9	652.9	—	0.00%
Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	(*,#)	2646 South Rd., Poughkeepsie, NY 12601	Gasoline Stations	Term Loan	7.75%	9/26/2024	15.7	15.7	15.3	0.00%
AWA Fabrication & Construction, L.L.C.	(*,#)	811 Country Rd. #99, Headland, AL 36345	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.4	34.4	1.3	0.00%
B&B Fitness and Barbell, Inc. dba Elevations Health Club	(*,#)	Route 611 North, Scotrun, PA 18355	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	1,385.8	1,385.8	183.9	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

B for Brunette dba Blo	(*,#,^)	50 Glen Cove Rd, Greenvale, NY 11548	Personal and Laundry Services	Term Loan	6%	9/10/2023	20.5	20.5	19.8	0.01%
B for Blonde, LLC dba Blo Blow Dry Bar	(*,#,^)	142 East 49th St., New York, NY 10017	Personal and Laundry Services	Term Loan	6%	2/12/2026	39.7	39.7	38.5	0.01%
D for Dream LLC dba Blo Blow Dry Bar Inc	(*,#,^)	460 East 3rd Ave., New York, NY 10016	Personal and Laundry Services	Term Loan	6%	5/13/2029	66.7	66.7	31.9	0.01%
B4 Fitness LLC dba The Zoo Health Club	(*,#,^)	4 Beehive Dr, Epping, NH 03042	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	9/23/2026	13.0	13.0	9.7	0.00%
Baker Sales, Inc. d/b/a Baker Sales, Inc.	(*,#)	60207 Camp Villere Rd., Slidell, LA 70460	Nonstore Retailers	Term Loan	6%	3/29/2036	177.4	177.4	90.4	0.02%
Band Sawn Lumber,LLC and Nathan Ryan Adams	(*,#,^)	1873 State Hwy. 29, Johnstown, NY 12095	Wood Product Manufacturing	Term Loan	7.75%	5/15/2042	90.0	90.0	25.4	0.01%
BC Bishop Enterprises LLC dba 9Round Pooler	(*,#,^)	105-107 Grand Central Blvd, Pooler, GA 31322	Educational Services	Term Loan	Prime plus 2.75%	3/2/2028	6.3	6.3	6.1	0.00%
B&C Texas Leasing Inc and M&W Hot Oil, Inc.	(*,#,^)	8124 Sprague Rd., Odessa, TX 73764	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/30/2028	748.3	748.3	717.6	0.20%
B&C Texas Leasing Inc.,M & W Hot Oill, Inc	(*,#,^)	8124 Sprague Rd., Odessa, TX 79764	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/30/2043	256.1	256.1	245.6	0.07%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	(*,#,^)	3510 Bear Creek Rd., Franklinville, NY 14737	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	1,608.1	1,608.1	321.2	0.09%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	(*,#)	3510 Bear Creek Rd., Franklinville, NY 14737	Accommodation	Term Loan	7.25%	12/30/2024	85.4	85.4	81.9	0.02%
Bebos Inc dba Pizza Hut & Sunoco	(*,#)	2003 West 5th St., Clifton, TX 76634	Gasoline Stations	Term Loan	7.75%	3/28/2028	126.6	126.6	18.2	0.00%
Bev's Sweets LLC	(*,#,^)	3778 Hwy. 254, Cleveland, GA 30528	Administrative and Support Services	Term Loan	6%	9/30/2044	210.5	210.5	176.2	0.05%
Big Picture Group LLC	(*,#,^)	935 N La Jolla, Los Angeles, CA 90046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 0%	12/12/2027	295.4	295.4	289.3	0.08%
Big Picture Group LLC	(*,#,^)	935 N La Jolla, Los Angeles, CA 90046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 0%	6/28/2029	135.5	135.5	132.7	0.04%
Bone Bar & Grill LLC	(*,#)	3547 &3551 Philipsburg Bigler Hwy, West Decatur, PA 16878	Food Services and Drinking Places	Term Loan	7%	6/30/2042	73.4	73.4	36.3	0.01%
Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	(*,#)	201 Highland Ave, East Syracuse, NY 13057	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/13/2039	201.2	201.2	194.9	0.05%
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	(*,#)	690 South Creek Rd., West Chester, PA 19382	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/30/2031	145.7	145.7	134.3	0.04%
Calhoun Satellite Communications, Inc.	(*,#)	1914 Tigertail Blvd., Dania Beach, FL 33004	Telecommunications	Term Loan	7%	12/2/2026	333.8	333.8	237.0	0.06%
Capital Containers LLC	(*,#,^)	7610 Auburn Blvd #4B, Citrus Heights, CA 95610	Truck Transportation	Term Loan	Prime plus 0%	12/15/2027	10.4	10.4	10.2	0.00%
Capstone Pediatrics PLLC and Capstone Healthcare Consulting LLC	(*,#)	310 25th Ave N. St. Ste. 201, Nashville, TN 37203	Ambulatory Health Care Services	Term Loan	7.75%	5/15/2025	556.4	556.4	55.2	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	(*,#)	320 Fair St., Kutztown, PA 19530	Transit and Ground Passenger Transportation	Term Loan	7.5%	9/30/2027	366.2	366.2	149.2	0.04%
Central Medical Clinic, PLLC- Clinica Central	(*,#)	393 North Dunlap St. Suite LL26, LL34, LL38, St Paul, MN 55104	Ambulatory Health Care Services	Term Loan	8.25%	6/7/2029	46.6	46.6	46.1	0.01%
Chickamauga Properties, Inc., MSW Enterprises, LLP	(*,#)	214 Sutherland Way, Rocky Face, GA 30740	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	57.2	0.02%
Children First Home Health Care Inc	(*,#,^)	1220 BRd.casting Rd Ste 202, Wyomissing, PA 19610	Ambulatory Health Care Services	Term Loan	7.5%	12/27/2028	282.4	282.4	44.0	0.01%
Clark Realty LLC	(*,#,^)	4 Walker Way, Albany, NY 12205	Real Estate	Term Loan	8%	8/29/2041	73.3	73.3	30.2	0.01%
Cleland Pharmacy LLC	(*,#,^)	202 S First St., Wakeeney, KS 67672	Health and Personal Care Stores	Term Loan	Prime plus 0%	3/28/2029	18.9	18.9	18.2	0.00%
Royal Blue Investments, Inc. and Cleland Pharmacy LLC	(*,#,^)	202 S. 1st St., Wakeeny, KS 67672	Health and Personal Care Stores	Term Loan	Prime plus 0%	7/31/2042	49.5	49.5	36.9	0.01%
Colts V LLC and Nowatzke Service Center, Inc dba Nowatzke Truck & Trai	(*,#)	6900 Whitmore Lake Rd, Whitmore Lake, MI 48189	Repair and Maintenance	Term Loan	6.75%	9/26/2039	553.3	553.3	430.1	0.12%
Commonwealth Diagnostics International, Inc	(*,#,^)	39 Norman St. a/k/a 1 Holyoke Square, Salem, MA 01970	Professional, Scientific, and Technical Services	Term Loan	Prime plus 0%	9/20/2027	982.5	982.5	942.2	0.26%
Conference Services International ETC LLC	(*,#,^)	4802 West Van Buren St., Phoenix, AZ 85007	Administrative and Support Services	Term Loan	8%	8/14/2028	559.5	559.5	59.0	0.02%
Crystal D. Walls dba Crystal's Cleaning Service	(*,#)	26 Cooper Rd, Byhalia, MS 38611	Administrative and Support Services	Term Loan	Prime plus 0%	5/9/2029	8.9	8.9	—	0.00%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	(*,#)	380 E. Borden Rd., Rose City, MI 48654	Professional, Scientific, and Technical Services	Term Loan	6.25%	6/17/2021	185.4	185.4	94.5	0.03%
CZAR Industries, Inc.	(*,#,^)	1424 Heath Ave., Ewing, NJ 08638	Machinery Manufacturing	Term Loan	8.25%	12/19/2027	141.3	141.3	54.1	0.01%
D&G Capital LLC dba Miami Grill 277	(*,#,^)	2521 North Federal Hwy., Unit C, Boca Raton, FL 33431	Food Services and Drinking Places	Term Loan	6.5%	12/16/2025	43.0	43.0	12.0	0.00%
Destination Hope, Inc, TrilogyTreatment & Wellness Center, Inc, The Ac	(*,#)	6555 NW 9th Ave, Fort Lauderdale, FL 33309	Ambulatory Health Care Services	Term Loan	Prime plus 0%	12/30/2029	37.9	37.9	37.5	0.01%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	(*,#,^)	2685 US Hwy 41, Calhoun, GA 30701	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	1,316.8	1,316.8	558.5	0.15%
Doxa Deo Inc dba Luv 2 Play	(*,#,^)	1600 Village Market Blvd, Leesburg, VA 20175	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	2/28/2026	80.8	80.8	78.3	0.02%
Driven Warehouse/Distribution LLC	(*,#)	271 East North Ave., Glendale, IL 60139	Truck Transportation	Term Loan	8%	12/22/2027	726.2	726.2	325.6	0.09%
Dynamic Dental Corporation	(*,#,^)	3760 NW 126th Ave., Coral Springs, FL 33065	Merchant Wholesalers, Durable Goods	Term Loan	7.5%	5/31/2029	60.4	60.4	55.4	0.02%
E & I Holdings, LP & PA Farm Products, LLC	(*,#)	1095 Mt Airy Rd., Stevens, PA 17578	Food Manufacturing	Term Loan	6%	4/30/2030	4,705.2	4,705.2	3,146.1	0.86%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	(*,#,^)	4401 N I-35 #113, Denton, TX 76207	Truck Transportation	Term Loan	Prime plus 0%	3/31/2024	155.7	155.7	23.1	0.01%
Earth First Recycling, LLC and 191 Clark Road, LLC	(*,#,^)	400 Island Park Rd., Easton, PA 18040	Merchant Wholesalers, Durable Goods	Term Loan	8%	6/5/2027	338.0	338.0	312.1	0.09%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	(*,#,^)	11949 Borden Ave., San Fernando, CA 91340	Specialty Trade Contractors	Term Loan	8.25%	12/31/2022	43.9	43.9	43.0	0.01%
Ericon, Inc.	(*,#,^)	740 Davenport Ave., Fremont, NE 68025	Gasoline Stations	Term Loan	8.25%	12/1/2041	705.6	705.6	565.3	0.15%
ERT Group Inc and Curt's Tools Inspection Inc	(*,#,^)	5229 142nd Dr. NW, Williston, ND 58801	Support Activities for Mining	Term Loan	6%	3/18/2041	769.9	769.9	505.4	0.14%
Evergreen Pallet LLC and Evergreen Recycle LLC	(*,#,^)	302 W 53rd St N., Wichita, KS 67204	Wood Product Manufacturing	Term Loan	7.25%	3/16/2026	854.0	854.0	301.9	0.08%
Magill Truck Line LLC and Jeff J. Ralls	(*,#,^)	211 West 53rd St. N., Park City, KS 67204	Truck Transportation	Term Loan	7.25%	2/23/2026	178.4	178.4	37.8	0.01%
Evernook Valley Milk LLC	(*,#,^)	7448 Emmerson Rd., Everson, WA 98247	Animal Production and Aquaculture	Term Loan	7.5%	8/31/2042	637.5	637.5	442.5	0.12%
Excel RP Inc	(*,#,^)	6531 Park Ave., Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	8/30/2023	66.8	66.8	65.4	0.02%
Excel RP Inc	(*,#,^)	6531 Park Ave., Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	3/25/2026	95.2	95.2	24.1	0.01%
Excel RP, Inc./Kevin and Joann Foley	(*,#)	6531 Park Ave., Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	7/8/2028	32.4	32.4	31.8	0.01%
Florida Apnea Diagnostics LLC	(*,#,^)	2664 Cypress Ridge Blvd. Ste. 101 & 102 A, Wesley Chapel, FL 33544	Ambulatory Health Care Services	Term Loan	8.25%	10/20/2027	134.2	134.2	34.4	0.01%
Frontier Sand LLC	(*,#,^)	305 Country Hwy. AA, New Auburn, WI 54757	Mining (except Oil and Gas)	Term Loan	8.25%	11/30/2027	463.6	463.6	238.7	0.07%
GDIM Enterprises Inc dba AAMCO	(*,#)	1657 Whiskey Rd., Aiken, SC 29803	Repair and Maintenance	Term Loan	Prime plus 0%	12/19/2029	18.1	18.1	9.2	0.00%
GEM2K, LLC dba Precision Precast Group	(*,#,^)	4150 E Magnolia St., Phoenix, AZ 85034	Miscellaneous Manufacturing	Term Loan	8.25%	5/19/2027	140.4	140.4	64.6	0.02%
Grand Manor Realty, Inc. & Kevin LaRoe	(*,#)	318 S. Halsted St., Chicago, IL 60661	Real Estate	Term Loan	6%	2/20/2023	19.0	19.0	18.4	0.01%
GT Performance Plus Inc	(*,#,^)	4210 College St., Beaumont, TX 77707	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 0%	6/11/2044	96.3	96.3	71.0	0.02%
GT Performance Plus Inc	(*,#,^)	4210 College St., Beaumont, TX 77707	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 0%	6/11/2029	66.8	66.8	64.1	0.02%
H.M.C, Incorporated	(*,#,^)	7190 Oakland Mills Rd Suite 10, Columbia, MD 21046	Furniture and Related Product Manufacturing	Term Loan	8.25%	7/3/2028	183.8	183.8	180.0	0.05%
Hackensack Steel Corporation and Luzerne Ironworks Inc	(*,#,^)	300 Sly St., Swoyersville, PA 18709	Specialty Trade Contractors	Term Loan	6%	11/10/2026	170.1	170.1	164.9	0.05%
Hackstaff Restaurants LLC	(*,#,^)	248 W 1st. St. Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus 0%	7/15/2029	137.6	137.6	63.0	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc. d	(*,#,^)	34 35th St., Brooklyn, NY 11232	Food Manufacturing	Term Loan	6%	12/14/2027	77.2	77.2	28.2	0.01%
HDD Solutions, LLC	(*,#)	6550 Progress Pkwy., Cedar Hill, MO 63016	Heavy and Civil Engineering Construction	Term Loan	8.25%	12/31/2028	552.8	552.8	372.4	0.10%
HG Ventures, Inc. dba Diamond Head Trucking	(*,#,^)	100 Phoenix Dr., Finleyville, PA 15332	Truck Transportation	Term Loan	7.5%	6/29/2030	794.6	794.6	91.1	0.02%
Humd, LLC dba La Rosa Chicken and Grill	(*,#)	3111 N. University Dr., Coral Springs, FL 33065	Food Services and Drinking Places	Term Loan	Prime plus 0%	1/31/2030	124.6	124.6	122.0	0.03%
IHC Hardware Inc.	(*,#,^)	614 BRd. St., Story City, IA 50248	Building Material and Garden Equipment and Supplies Dealers	Term Loan	6%	12/6/2042	95.7	95.7	60.3	0.02%
Insight Vision Care, PC, CRMOD Lubbock, P.C.,Vielm Vision Eyecare Inc	(*,#,^)	4899 Griggs Rd., Houston, TX 77021	Ambulatory Health Care Services	Term Loan	7.75%	12/27/2043	967.7	967.7	239.7	0.07%
Iredell Oral & Facial Surgery, P.C. dba Johnson Oral Surgery	(*,#,^)	229 Medical Park Rd., Suite 310, Mooresville, NC 28117	Ambulatory Health Care Services	Term Loan	Prime plus 0%	3/29/2044	820.8	820.8	651.9	0.18%
J&K Fitness, LLC dba Physiques Womens Fitness Center	(*,#)	2505 Verot School Rd., Lafayette, LA 70508	Amusement, Gambling, and Recreation Industries	Term Loan	8%	6/8/2036	14.6	14.6	14.5	0.00%
J Olson Enterprises LLC and Olson Trucking Direct, Inc.	(*,#)	311 Ryan St, Holmen, WI 54636	Truck Transportation	Term Loan	6%	6/28/2025	592.6	592.6	28.4	0.01%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(*,#,^)	640 Dubois St., Du Bois, PA 15801	Building Material and Garden Equipment and Supplies Dealers	Term Loan	6%	11/10/2026	33.1	33.1	32.4	0.01%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(*,#,^)	640 Dubois St., Dubois, PA 15801	Building Material and Garden Equipment and Supplies Dealers	Term Loan	6%	11/10/2041	426.4	426.4	417.6	0.11%
Jay Carlton's, LLC dba Jay Birds Rotisserie & Grill	(*,#,^)	24480 W 10 Mile RD, Southfield, MI 48033	Food Services and Drinking Places	Term Loan	6%	1/4/2029	34.8	34.8	25.5	0.01%
JMD Aviation Holdings, LLC	(*,#,^)	8050 North West 90th St., Medley, FL 33166	Rental and Leasing Services	Term Loan	Prime plus 0%	12/15/2027	397.5	397.5	389.3	0.11%
Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	(*,#)	200 West Adams St, Cochranton, PA 16314	Motor Vehicle and Parts Dealers	Term Loan	6.25%	10/29/2039	11.1	11.1	3.1	0.00%
Kids at Heart,LLC dba Monster Mini Golf	(*,#,^)	10 Newbury St., Danvers, MA 01923	Amusement, Gambling, and Recreation Industries	Term Loan	6.75%	9/22/2026	18.1	18.1	16.5	0.00%
Kidtastic LLC dba The Little Gym of Audubon	(*,#,^)	2850 Audubon Dr., Audubon, PA 19403	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	7/27/2026	44.9	44.9	43.9	0.01%
KR Calvert & Co, LLC	(*,#,^)	1620 Westgate Circle Suite 100, Brentwood, TN 37027	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/14/2027	393.7	393.7	302.4	0.08%
Kostekos Inc dba New York Style Pizza	(*,#)	10 South King St., Gloucester, NJ 08030	Food Services and Drinking Places	Term Loan	8%	2/6/2040	61.9	61.9	27.8	0.01%
LAN Doctors Inc	(*,#)	14 Pierson Court, Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	8.25%	8/28/2025	56.7	56.7	55.6	0.02%
LAN Doctors Inc	(*,#,^)	14 Pierson Court, Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	8.25%	3/16/2026	43.4	43.4	42.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Legacy Roof Contractors LLC	(*,#,^)	32091 Broken Branch Circle, Spanish Fort, AL 36527	Specialty Trade Contractors	Term Loan	6%	2/28/2044	294.0	294.0	195.9	0.05%
Linqserv Inc.	(*,#,^)	1555 Lyell Ave., Rochester, NY 14606	Transit and Ground Passenger Transportation	Term Loan	7.5%	11/9/2027	261.2	261.2	22.2	0.01%
Luv 2 Play Nor Cal, LLC dba Luv 2 Play	(*,#,^)	82 Clarksville Rd., Folsom, CA 95630	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 0%	9/27/2026	34.4	34.4	33.7	0.01%
Luv 2 Play Nor Cal, LLC	(*,#,^)	82 Clarksville Rd., Folsom, CA 95682	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 0%	9/25/2029	101.8	101.8	58.5	0.02%
Luv 2 Play Temecula, LLC	(*,#,^)	26469 Ynez Rd., Temecula, CA 92591	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 0%	8/15/2026	36.8	36.8	36.1	0.01%
Malhame & Company Publishers & Importers Inc.	(*,#,^)	180 Orville Rd., Bohemia, NY 11780	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 0%	6/29/2027	67.8	67.8	65.0	0.02%
Mariam Diner Inc dba Country Kitchen Restaurant	(*,#,^)	17393 Main St., Hesperia, CA 92345	Food Services and Drinking Places	Term Loan	8%	3/18/2026	42.8	42.8	12.3	0.00%
Marlin Lighting LLC	(*,#,^)	7207 B Lockport Pl, Lorton, VA 22079	Specialty Trade Contractors	Term Loan	6%	12/19/2028	80.2	80.2	79.4	0.02%
Matchless Transportation LLC dba First Class Limo	(*,#)	31525 Aurora Rd. # 5, Solon, OH 44139	Transit and Ground Passenger Transportation	Term Loan	6.25%	5/31/2020	119.2	119.2	29.2	0.01%
MB Xpress Inc	(*,#,^)	159 D'Arcy Pkwy., Lathrop, CA 95330	Truck Transportation	Term Loan	8.25%	9/19/2028	1,035.1	1,035.1	—	0.00%
Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	(*,#,^)	780 S Peace Haven Rd., Winston Salem, NC 27103	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	7%	11/25/2025	10.5	10.5	6.6	0.00%
MIT LLC	(*,#,^)	11 North Peach ST., Medford, OR 97504	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	84.9	84.9	69.0	0.02%
Mojo Brands Media, LLC	(*,#)	3260 University Blvd., Suite 100, Winter Park, FL 32792	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	725.0	725.0	112.9	0.03%
Morris Glass and Construction Inc	(*,#)	40058 Hwy. 30, Astoria, OR 97103	Specialty Trade Contractors	Term Loan	15%	10/1/2023	330.3	330.3	156.0	0.04%
Murf & Sons LLC	(*,#,^)	3821 Pleasant Hill Rd., Store #B-107, Kissimmee, FL 34746	Food Services and Drinking Places	Term Loan	6%	11/16/2027	44.9	44.9	44.0	0.01%
N Transport LLC	(*,#,^)	5348 W Brown Ave., Fresno, CA 93722	Truck Transportation	Term Loan	8%	11/20/2027	365.8	365.8	33.2	0.01%
N Transport LLC	(*,#,^)	294 N. Fruit Ave., Fresno, CA 93706	Truck Transportation	Term Loan	8.25%	11/20/2042	31.1	31.1	30.8	0.01%
Olsen Bros. Transportation, Inc. & Golden Spike Leasing, LLC	(*,#,^)	2520 Pennsylvania Ave., Ogden, UT 84401	Truck Transportation	Term Loan	8.25%	6/20/2028	513.2	513.2	38.7	0.01%
Panther Ironworks and Rigging Solutions LLC	(*,#,^)	1028 Washburn Switch Rd., Shelby, NC 28150	Specialty Trade Contractors	Term Loan	6%	11/10/2026	112.7	112.7	86.5	0.02%
Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Globa	(*,#)	412 and 500 Main St., La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2026	570.6	570.6	3.0	0.00%
Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Serv	(*,#,^)	412 and 500 Main St., La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2041	110.1	110.1	37.2	0.01%
Peter K Lee MD, PC dba Atlanta Primary Care	(*,#,^)	211 Roberson Mill Rd., Milledgeville, GA 31061	Ambulatory Health Care Services	Term Loan	8.25%	9/13/2043	859.6	859.6	805.5	0.22%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Peter K Lee MD, PC dba Atlanta Primary Care LLC	(*,#,^)	5 Ashford Way, Hawkinsville, GA 31061	Ambulatory Health Care Services	Term Loan	8.25%	9/13/2028	381.0	381.0	369.3	0.10%
Picon Motors LLC dba The New Young's Motors	(*,#,^)	199-211 Central Ave., Orange, NJ 07080	Motor Vehicle and Parts Dealers	Term Loan	6%	6/12/2029	213.8	213.8	107.0	0.03%
Play4Fun dba Luv 2 Play	(*,#,^)	13722 Jamboree Rd., Irvine, CA 92602	Amusement, Gambling, and Recreation Industries	Term Loan	7.5%	3/7/2028	148.1	148.1	146.6	0.04%
PLES Investements, LLC and John Redder, Pappy Sand & Gravel, Inc., T	(*,#,^)	2040 Dowdy Ferry, Dallas, TX 75218	Specialty Trade Contractors	Term Loan	8.25%	12/19/2038	425.6	425.6	416.8	0.11%
Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand and	(*,#,^)	13851 S State HWY 34, Scurry, TX 75158	Specialty Trade Contractors	Term Loan	8.25%	10/28/2025	435.4	435.4	280.9	0.08%
The Alba Financial Group, Inc.	(*,#,^)	1420 Spring Hill Rd., McLain, VA 22102	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	3/10/2021	0.1	0.1	0.1	0.00%
Prestige Construction of Florida, LLC	(*,#,^)	1404 Yorktown St. Suite E, Deland, FL 34944	Construction of Buildings	Term Loan	6%	5/23/2042	302.7	302.7	271.0	0.07%
Providence Management Environmental, LLC, Tindol Energy Group, LLC	(*,#,^)	6570 W Hwy. 67, Cleburne, TX 76033	Waste Management and Remediation Services	Term Loan	6%	6/19/2029	70.0	70.0	68.6	0.02%
Ramjay Inc.	(*,#,^)	85 S. Bragg St. Suite 303, Alexandria, VA 22312	Transit and Ground Passenger Transportation	Term Loan	8.25%	1/13/2027	323.9	323.9	5.0	0.00%
Recovery Boot Camp, LLC, Rule 62, Inc. and Healing Properties, LLC	(*,#,^)	85 SW 5th Ave, Delray Beach, FL 33444	Ambulatory Health Care Services	Term Loan	7.75%	12/28/2028	107.1	107.1	9.0	0.00%
RG Productions LLC	(*,#,^)	2414 W Battlefield Suite H, Springfield, MO 65807	Rental and Leasing Services	Term Loan	6%	3/28/2029	102.5	102.5	13.2	0.00%
Robert F. Johnson, Jr., dba R. Johnson Craftsmanship	(*,#)	346 Spring Garden Rd., Milford, NJ 08848	Specialty Trade Contractors	Term Loan	Prime plus 0%	12/4/2030	10.0	10.0	—	0.00%
Rich's Food Stores LLC dba Hwy 55 of Wallace	(*,#,^)	611 East Southerland St., Wallace, NC 28466	Food Services and Drinking Places	Term Loan	8.25%	9/14/2026	99.3	99.3	24.9	0.01%
Route 130 SCPI Holdings LLC (EPC) Route 130 SCPI Operations LLC (OC) d	(*,#)	423-429 Route 156, Trenton, NJ 08620	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	279.5	279.5	34.3	0.01%
RWBB LLC	(*,#,^)	4120 7th Ave, Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	Prime plus 0%	6/26/2044	74.3	74.3	59.0	0.02%
RWBB LLC	(*,#)	4120 7th Ave., Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	Prime plus 0%	12/19/2029	15.2	15.2	14.6	0.00%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(*,#,^)	726-740 South Fleming St., Sebastian, FL 32958	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	11/23/2040	738.3	738.3	650.9	0.18%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(*,#,^)	726-740 South Fleming St., Sebastian, FL 32958	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 0%	12/24/2041	492.0	492.0	476.8	0.13%
Sanabi Investment, LLC dba Oscar's Moving and Storage	(*,#,^)	11421 N W 107th St., #13, Miami, FL 33178	Truck Transportation	Term Loan	7.5%	6/20/2027	83.4	83.4	10.8	0.00%
Sandlot Ventures LLC and Sandbox Ventures LLC	(*,#,^)	1857A Elmdale Ave, Glenview, IL 60025	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/25/2040	88.1	88.1	62.9	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	(*,#)	3822 State Route 3, Red Bud, IL 62278	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	2/10/2030	522.6	522.6	26.2	0.01%
Shining Star Kids, Inc. dba Brain Balance	(*,#,^)	17323 Ventura Blvd, Encino, CA 91316	Educational Services	Term Loan	Prime plus 0%	1/7/2029	77.2	77.2	76.4	0.02%
Space Express, LLC	(*,#,^)	2775 Burris Rd., Davie, FL 33314	Truck Transportation	Term Loan	6%	3/12/2029	123.5	123.5	42.4	0.01%
Sovereign Communications LLC	(*,#)	26 E 3 Mile Rd,, Sault Sainte Marie, MI 49783	Broadcasting (except Internet)	Term Loan	6.75%	2/7/2024	627.4	627.4	112.2	0.03%
Specialty Surgery Center, Inc.	(*,#,^)	5505 Peachtree Dunwoody Rd. Suites 640,645, Atlanta, GA 30342	Ambulatory Health Care Services	Term Loan	6%	6/28/2029	1,007.9	1,007.9	143.6	0.04%
StillBasi Holdings, Inc. dba Buxton Auto Transport	(*,#,^)	9371 Jackson Rd, Sacramento, CA 95826	Truck Transportation	Term Loan	6%	3/29/2029	267.0	267.0	225.6	0.06%
Suncrest Stone Products LLC	(*,#,^)	341 County Farm Rd., Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	7.25%	8/29/2041	493.3	493.3	67.3	0.02%
Suncrest Stone Products LLC	(*,#,^)	341 County Farm Rd., Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	7.5%	8/29/2026	531.9	531.9	101.6	0.03%
T and B Boots Inc dba Takken's Shoes	(*,#)	72 South Main St., Templeton, CA 93465	Clothing and Clothing Accessories Stores	Term Loan	7.25%	12/7/2026	380.7	380.7	317.0	0.09%
Tarver-Henley Inc. and Tar-Hen LLC	(*,#,^)	2125 College Ave., Jackson, AL 36545	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.75%	6/21/2042	97.8	97.8	39.8	0.01%
The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	(*,#,^)	29291 Amerihost Dr., Dowagiac, MI 49047	Accommodation	Term Loan	8.25%	12/5/2041	335.1	335.1	328.2	0.09%
US Shipping Trans Inc, Esteem Trucking Inc	(*,#,^)	16102 Sweetwater Court, Lathrop, CA 95330	Truck Transportation	Term Loan	Prime plus 0%	9/26/2028	614.4	614.4	562.9	0.15%
Webb Eye Associates, PA	(*,#,^)	1720 S W W White Rd., San Antonio, TX 78220	Ambulatory Health Care Services	Term Loan	7.25%	7/19/2027	71.2	71.2	54.4	0.01%
White Hawk Inc.	(*,#,^)	2101 Dr. Martin Luther King Jr. Blvd, Stockton, CA 95205	Truck Transportation	Term Loan	8.25%	12/15/2026	917.5	917.5	54.9	0.01%
Wilban LLC	(*,#,^)	454 US Hwy. 22, Whitehouse Station, NJ 08889	Food Services and Drinking Places	Term Loan	7.5%	3/11/2026	19.2	19.2	18.6	0.01%
Wilban LLC	(*,#)	454 US Hwy. 22, Whitehouse Station, NJ 08889	Food Services and Drinking Places	Term Loan	7.25%	3/28/2039	238.6	238.6	79.9	0.02%
LA Diner Inc dba Loukas L A Diner	(*,#)	3205 Route 22 East, Branchburg, NJ 08876	Food Services and Drinking Places	Term Loan	7.25%	9/28/2037	92.8	92.8	63.3	0.02%
Xela Pack, Inc. and Aliseo and Catherine Gentile	(*,#,^)	8300 Boettner Rd., Saline, MI 48176	Paper Manufacturing	Term Loan	Prime plus 0%	3/27/2028	166.2	166.2	159.4	0.04%
Zeeba Company, Inc dba Zeeba Rent-A-Van & 5 Star Rent- A-Van	(*,#,^)	3200 Wilshire Blvd Ste 1000, Los Angeles, CA 90010	Transit and Ground Passenger Transportation	Term Loan	7.75%	9/27/2028	376.5	376.5	343.0	0.09%
Zahmel Restaurant Suppliers Corp dba Cash & Carry;Zahners Hardware;Zan	(*,#,^)	33-51 11th St., Astoria, NY 11106	Merchant Wholesalers, Nondurable Goods	Term Loan	8.25%	4/28/2027	75.8	75.8	71.9	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Total Unguaranteed Non-Accrual SBA Investments	50,834.2	50,834.2	$26,622.5	7.27%

Total Unguaranteed SBA Investments	$416,651.7	$416,651.7	$406,580.9	111.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

The Hall at the Yard	1412 Alden Rd., Orlando, FL 32803	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/2/2031	$2,041.0	$2,041.0	$2,300.2	0.63%
Little Angels Daycare	4551 Summit Blvd, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus 2.75%	10/3/2046	171.2	171.2	196.4	0.05%
Clean Energyz LLC	881 Alma Real Dr. Suite T-16, Pacific Palisades, CA 90272	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2031	165.0	165.0	186.0	0.05%
Woodzzy LLC	1133 Clarkson Ave., Brooklyn, NY 11212	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2046	1,617.4	1,617.4	1,822.7	0.50%
899 Toscanini LLC	899 Main St., Cambridge, MA 02139	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2031	146.8	146.8	165.4	0.05%
Five Rivers 1938 Enterprise Inc.	3032 W Jack London Blvd., Livermore, CA 94551	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2032	46.8	46.8	52.7	0.01%
Kamboj Investments Inc. dba Chicago's Pizza	1156 South Main St., Manteca, CA 95337	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/29/2031	135.4	135.4	152.6	0.04%
Cherich Enterprises	277 W Green St. Suite 110, Pasadena, CA 91105	Educational Services	Term Loan	Prime plus 2.75%	10/29/2031	239.3	239.3	269.6	0.07%
Crux Solutions, LLC	6938 Westover St., Houston, TX 77087	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/30/2031	104.8	104.8	118.1	0.03%
Montauk Donut Group Inc.	1669 Montauk Hwy., Bellport, NY 11713	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2031	363.7	363.7	409.9	0.11%
THE JAR CIRCLE INC	3545 Merrick Rd., Seaford, NY 11783	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2031	125.0	125.0	140.9	0.04%
PCH Ventures, LLC	18515 Brookhurst St., Fountain valley, CA 92618	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/20/2031	227.7	227.7	256.6	0.07%
MA Allen LLC dba Premier Martial Arts	380 East Bethany Dr., Allen, TX 75002	Educational Services	Term Loan	Prime plus 2.75%	3/25/2031	67.3	67.3	75.9	0.02%
Tiny's Gumbo Bar NYC LLC	275 Church St., New York, NY 10013	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/25/2031	152.5	152.5	171.9	0.05%
7 BRANCHES Corp	410 Pearl St., Lake Wales, FL 33853	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/27/2031	36.3	36.3	40.9	0.01%
K’s Salon 1	580 Amsterdam Ave, New York, NY 10024	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/30/2031	132.4	132.4	149.2	0.04%
Shrijee LLC	908 Washington St., Manitowoc, WI 54220	Accommodation	Term Loan	Prime plus 2.75%	12/31/2046	1,072.4	1,072.4	1,230.5	0.34%
Big Heart LLC	1158 W San Marcos Blvd, San Marcos, CA 92078	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2031	77.5	77.5	87.3	0.02%
LAOR	7900 S. Orange Blossom Trail, Unit 1, Orlando, FL 32809	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/26/2047	1,550.4	1,550.4	1,779.0	0.49%
RGV Poke LLC	5401 North 10 St. Unit 126, McAllen, TX 78504	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/2/2032	50.4	50.4	56.8	0.02%
Alaska Industrial Paint LLC	1301 North Post Rd., Anchorage, AK 99501	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/8/2032	103.5	103.5	116.6	0.03%
B & W Towing LLC	701 Addison Rd., Painted Post, NY 14870	Support Activities for Transportation	Term Loan	Prime plus 2.75%	2/9/2047	444.2	444.2	509.7	0.14%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Black Market Meal Prep	29941 Aventura, Suite K, Rancho Santa Margarita, CA 92688	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/24/2032	82.5	82.5	93.0	0.03%
C.D.A. Serviceability Trust Inc.	4501 6th Ave, Tacoma, WA 98406	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2046	624.0	624.0	716.0	0.20%
Coco Wood Grill	1800 E Palm Ave, Tampa, FL 33605	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2047	1,923.3	1,923.3	2,206.9	0.60%
Jafar & Jamal Inc.	11 Highland Ave., Malden, MA 02148	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/29/2032	117.0	117.0	131.9	0.04%
Metro of Livernois	17149 Livernois, Detroit, MI 48221	Telecommunications	Term Loan	Prime plus 2.75%	1/29/2047	1,224.0	1,224.0	1,379.4	0.38%
Moon Group, Inc.	145 Moon Rd, Chesapeake City, MD 21915	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	3,254.8	3,254.8	3,417.5	0.93%
Beau & HB Inc. dba Beau’s Billard, Bowling & Arcade	100 Village Rd., Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	105.3	105.3	111.3	0.03%
Lulubelle's Mountain Banana Bread LLC	1063 Carousel Rd, Lake Arrowhead, CA 92352	Food Manufacturing	Term Loan	Prime plus 2.75%	12/21/2045	746.0	746.0	828.0	0.23%
NJ Floats Inc	327 Route 202/206, Bedminster Township, NJ 07921	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2046	822.0	822.0	912.4	0.25%
Great II, LLC	142 WA-150, Chelan, WA 98816	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2031	3,112.5	3,112.5	3,439.3	0.94%
New Greater Generation Family Funeral Group, LLC	1400 N Hampton Rd, DeSoto, TX 75115	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/30/2046	219.2	219.2	250.7	0.07%
Faxon Enterprises	3107 Nichols Ave., Bay City, TX 78259	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2046	3,105.0	3,105.0	3,516.4	0.96%
Champion's Florida LLC	1360 NW 88th Ave., Doral, FL 33172	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2046	3,663.8	3,663.8	4,149.2	1.13%
Jones Roger Shermann Inn Inc.	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/4/2030	64.7	64.7	64.7	0.02%
Matrix Z LLC	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	10.4	10.4	10.4	—%
Rello Inc.	8063 Jericho Turnpike, Woodbury, NY 11797	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	5.1	5.1	5.1	—%
2Choice2Friends LLC	901 W Braker Lane, Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	10.6	10.6	10.6	—%
NYM Solutions Inc.	12150 SW 128th St. CT Suite 209, Miami, FL 33186	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	10.6	10.6	10.6	—%
Clowers Trucking by Faith LLC	705 E Brookwood PL, Valdosta, GA 31601	Truck Transportation	Term Loan	Prime plus 6.5%	5/23/2029	10.6	10.6	10.6	—%
MCM Design LLC	5926 Vinings Vintage Way, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	8.2	8.2	8.2	—%
Still Photography	195 Terrace Place, Apt. 2, Brooklyn, NY 11218	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	10.7	10.7	10.7	—%
Archer Cleaners Inc.	1514 W. 33rd St., Chicago, IL 60608	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	10.7	10.7	10.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Law Office of Paula Padilla PLLC	2211 E Highland Ave Suite 130, Phoenix, AZ 85016	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/13/2029	4.3	4.3	4.3	—%
Campuscuts LLC	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	6.4	6.4	6.4	—%
Port Diesel LLC	3212 Alex Trask Dr., Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	10.7	10.7	10.7	—%
Menshka Inc.	88 High St., Mountclair, NJ 07042	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	7/10/2029	10.8	10.8	10.8	—%
Lawrence Adeyemo & Co LLC	209-34 112 Ave, Queens Village, NY 11429	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	7/19/2029	8.7	8.7	8.7	—%
Gradstreet LLC	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Nonstore Retailers	Term Loan	Prime plus 6.5%	7/30/2029	6.3	6.3	6.3	—%
A&S Services LLC	3888 Lightner Rd., Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	8/7/2029	10.8	10.8	10.8	—%
Crystal Clear Accounting	34099 Tuscan Creek Way, Temecula, CA 92592	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/26/2029	2.8	2.8	2.8	—%
Doghouse Sport Fishing Charters Inc.	83413 Overseas Hwy., Islamorada, FL 33036	Scenic and Sightseeing Transportation	Term Loan	Prime plus 6.5%	8/30/2029	10.8	10.8	10.8	—%
No Push Back LLC	5405 Neshaminy Blvd, Bensalem, PA 19020	Personal and Laundry Services	Term Loan	Prime plus 6.5%	8/30/2029	10.5	10.5	10.5	—%
Host Marketing LLC	206 Bell Lane, Suite B, West Monroe, LA 71291	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/18/2029	10.9	10.9	10.9	—%
Standard Real Estate Services LLC	500 West Silver Spring Dr., Suite K 200,, Glendale, WI 53217	Real Estate	Term Loan	Prime plus 6.5%	9/19/2029	10.9	10.9	10.9	—%
Bargain Store	107 Tabernacle Church Rd., Candor, NC 27229	General Merchandise Stores	Term Loan	Prime plus 6.5%	10/11/2029	11.0	11.0	11.0	—%
Powerlift Dumbwaiters Inc.	2444 Georgia Slide Rd., Georgetown, CA 95634	Machinery Manufacturing	Term Loan	Prime plus 6.5%	10/16/2029	10.6	10.6	10.6	—%
Pine Mountain Residential LLC	10240 Cosmopolitan Circle, Parker, CO 80134	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	10/16/2029	11.0	11.0	11.0	—%
James Clark and Company Inc.	8885 Haven Ave., Suite 120, Rancho Cucamonga, CA 91730	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	10/22/2029	11.0	11.0	11.0	—%
Sean McNamara	5639 Wood Lane, Allentown, PA 18106	Nonstore Retailers	Term Loan	Prime plus 6.5%	11/14/2029	11.0	11.0	11.0	—%
The Pinnacle Group	105 Springside Dr., Akron, OH 44333	Social Assistance	Term Loan	Prime plus 6.5%	11/14/2029	11.0	11.0	11.0	—%
Standard Capital Corp.	2349 Wessington Dr., Virginia Beach, VA 23456	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	12/5/2029	11.2	11.2	11.2	—%
Scott’s Hardware Inc	200 Tuckerton Rd., Medford, NJ 08055	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 6.5%	12/6/2029	11.1	11.1	11.1	—%
HADD Corp	364 Rugby Rd., Cedarhurst, NY 11516	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/17/2029	11.1	11.1	11.1	—%
La Tradicion Cubana Inc.	9357 S.W. 40th St., Miami, FL 33165	Miscellaneous Store Retailers	Term Loan	Prime plus 6.5%	12/20/2029	11.2	11.2	11.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

This is a Fly Closet LLC	12408 Kingsview St., Bowie, MD 20721	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 6.5%	1/30/2030	11.5	11.5	11.5	—%
2 N 1 Home and Lawn LLC	1300 Ridenour Blvd., Kennesaw, GA 30152	Administrative and Support Services	Term Loan	Prime plus 6.5%	2/3/2030	11.2	11.2	11.2	—%
All Modes Transportation and Logistics	4313 Collingtree Dr., Rockledge, FL 32955	Support Activities for Transportation	Term Loan	Prime plus 6.5%	2/14/2030	11.2	11.2	11.2	—%
Green Farm Inc.	1018 W SR 424 Suite 100, Longwood, FL 32750	Food and Beverage Stores	Term Loan	Prime plus 6.5%	11/19/2030	11.9	11.9	11.9	—%
Flex Beauty Labs LLC	7512 Dr. Phillip Blvd., Orlando, FL 32819	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 6.5%	11/24/2030	11.9	11.9	11.9	—%
Dearly Loved Counseling LLC	14052 N Dale Mabry Hwy., Suite 215, Tampa, FL 33618	Social Assistance	Term Loan	Prime plus 6.5%	11/24/2030	11.9	11.9	11.9	—%
Diane's Accounting Service	119 E Haywood St, England, AR 72046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/3/2030	12.0	12.0	12.0	—%

Combs Creative LLC	157 Antler Ridge Circle,, Nashville, TN 37214	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/4/2030	5.3	5.3	5.3	—%
Travel with Love, LLC	8465 W Sahara Ave, Ste 111, Las Vegas, NV 89117	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/4/2030	4.8	4.8	4.8	—%
Jamali LLC	2741 Raceway Fairfield West, Pensacola, FL 32503	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	12/11/2030	12.0	12.0	12.0	—%
Donald W. Harris	1625 US-59 N, Linden, TX 75563	Warehousing and Storage	Term Loan	Prime plus 6.5%	12/11/2030	12.0	12.0	12.0	—%
David Benson LLC	1422 Euclid Ave, Cleveland, OH 44115	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/16/2030	12.0	12.0	12.0	—%
Savannah Area Language & Culture Exchange, LLC	6 Dovetail Crossing, Savannah, GA 31419	Educational Services	Term Loan	Prime plus 6.5%	12/16/2030	12.0	12.0	12.0	—%
Vege Investments, LLC	26400 SW 177th Ave, Homestead, FL 33031	Gasoline Stations	Term Loan	Prime plus 6.5%	12/16/2030	12.0	12.0	12.0	—%
ASIL Ventures, LLC	4354 N Bell Ave, Apt G2,, Chicago, IL 60618	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/22/2030	4.1	4.1	4.1	—%
SPECTRUM DYNAMICS, INC	27727 Dalton Bluff Court, Katy, TX 77494	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/23/2030	12.0	12.0	12.0	—%
KCL Business Service Inc	1042 San Fernando Rd., San Fernando, CA 91340	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/23/2030	12.0	12.0	12.0	—%
Chris' Angels Cleanning Service LLC	2090 Dunwoody Club Dr., Sandy Springs, GA 30350	Administrative and Support Services	Term Loan	Prime plus 6.5%	12/23/2030	12.0	12.0	12.0	—%
Tiki Torch Liquors	101 Dallas St., Talihima, OK 74571	Food and Beverage Stores	Term Loan	Prime plus 6.5%	12/23/2030	12.0	12.0	12.0	—%
Austen Felder Holdings	23642 Hwy. 25, Franklinton, LA 70438	Personal and Laundry Services	Term Loan	Prime plus 6.5%	1/18/2031	12.1	12.1	12.1	—%
Diamond Ridge Professionals	8629 Mesquite Circle, Magna, UT 84044	Construction of Buildings	Term Loan	Prime plus 6.5%	1/19/2031	18.1	18.1	18.1	—%
Centre for Autism Treatment	13090 Sundown Rd., Victorville, CA 92392	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/20/2031	18.1	18.1	18.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Londerpass Inc.	108 N Fiore Pkwy., Vernon Hills, IL 60061	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/21/2031	18.1	18.1	18.1	—%
Andrew’s Spotless Cleaning LLC	1604 Marcella Dr., Covington, KY 41011	Administrative and Support Services	Term Loan	Prime plus 6.5%	1/22/2031	18.1	18.1	18.1	—%
Wild Thing Accounting & Tax LLC	805 NE 190th Ave., Portland, OR 97230	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/22/2031	18.1	18.1	18.1	—%
Pasture Clearing Fencing LLC	1205 N St., Belleville, KS 66935	Construction of Buildings	Term Loan	Prime plus 6.5%	1/22/2031	16.6	16.6	16.6	—%
Wild Wellness LLC	151 Lake St., Lancaster, OH 43130	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	1/22/2031	8.0	8.0	8.0	—%
VIIXVII Sewing Studio LLC	277 E Girard Ave., Philadelphia, PA 19125	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 6.5%	1/22/2031	13.4	13.4	13.4	—%
Skypie Studio and Crafts LLC	933 Mary Ave, Opelousas, LA 70570	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/22/2031	17.4	17.4	17.4	—%
Jazma Wise	110 Golden Pine Rd SW, Austell, GA 30168	Personal and Laundry Services	Term Loan	Prime plus 6.5%	1/28/2031	11.6	11.6	11.6	—%
uniguide Media LLC	105 Pearl St., Sausalito, CA 94965	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	2/11/2031	18.2	18.2	18.2	—%
Alima Mandiang	242 E. Claremont Rd, Philadelphia, PA 19120	Personal and Laundry Services	Term Loan	Prime plus 6.5%	2/17/2031	7.3	7.3	7.3	—%
Benevolent Family Services LLC	522 S Independence Blvd., Suite 201, Virginia Beach, VA 23452	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	3/15/2031	18.4	18.4	18.4	0.01%
INB Enterprise LLC	7761 Diamondback Dr., College Park, MD 20742	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	3/15/2031	18.4	18.4	18.4	0.01%
Blasco Tire	960 Memorial Dr., Griffin, GA 30223	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 6.5%	3/24/2031	18.3	18.3	18.3	0.01%
Stephanie Doty	82 Diggins Dr., Folsom, CA 95630	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	4/14/2031	10.9	10.9	10.9	—%
Lockett Trucking and Transport LLC	612 Colebridge Dr., Blacklick, OH 43004	Truck Transportation	Term Loan	Prime plus 6.5%	4/14/2031	18.4	18.4	18.4	0.01%
RV Solar LLC	3442 E Bulk Lane, Oak Creek, WI 53154	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	4/14/2031	18.4	18.4	18.4	0.01%
Foy Commerce LLC	1725 Park Lane S, Suite 2,, Jupiter, FL 33458	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/5/2031	18.6	18.6	18.6	0.01%
JERAGARDENS WEDDING RENTALS LLC	5842 South 1150 West, Ogden, UT 84405	Rental and Leasing Services	Term Loan	Prime plus 6.5%	7/20/2031	18.8	18.8	18.8	0.01%
Basha Home Improvements LLC	41 Van Houten Ave., Jersey City, NJ 07305	Construction of Buildings	Term Loan	Prime plus 6.5%	7/21/2031	7.7	7.7	7.7	—%
Tarun LLC DBA signature wine and liquor	325 South Limestone, Lexington, KY 40508	Food and Beverage Stores	Term Loan	Prime plus 6.5%	7/23/2031	18.8	18.8	18.8	0.01%
C4 Technologies Inc	171 C Ave., Suite C, Coronado, CA 92118	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/6/2031	18.8	18.8	18.8	0.01%
Dennis Hair Studio Inc.	1566 Union Turnpike, New Hyde Park, NY 11040	Personal and Laundry Services	Term Loan	Prime plus 6.5%	9/13/2031	18.8	18.8	18.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Edel Family Management Corp	2207 Coney Island Ave, Brooklyn, NY 11223	PPP	Term Loan	1.0%	4/30/2022	39.2	39.2	39.2	0.01%
Surf Cup Sports	2037 Park Dale Ln, Encinitas, CA 92024	PPP	Term Loan	1.0%	4/30/2022	19.0	19.0	19.0	0.01%
Asthma & Allergy Medical Care, P.C.	68 Nassau Rd, Huntington, NY 11743	PPP	Term Loan	1.0%	5/4/2022	16.1	16.1	16.1	—%
Provino's South, Inc.	14485 Hopewell Rd, Alpharetta, GA 30004	PPP	Term Loan	1.0%	5/5/2022	18.2	18.2	18.2	—%
Kore Surgical Inc	26636 Fond Du Lac Rd, Rancho Palos Verdes, CA 90275	PPP	Term Loan	1.0%	5/5/2022	8.0	8.0	8.0	—%
GMS Racing LLC	1980 Festival Plaza Dr, Suite 770, Las Vegas, NV 89135	PPP	Term Loan	1.0%	5/6/2022	130.0	130.0	130.0	0.04%
Basic L Corporation dba Action Industries	1120 Olympic Dr, Corona, CA 92881	PPP	Term Loan	1.0%	5/7/2022	43.1	43.1	43.1	0.01%
Allergy & Asthma Associates of Murray Hill, P.C.	35 E 35th St, Suite 202, New York, NY 10016	PPP	Term Loan	1.0%	5/8/2022	17.1	17.1	17.1	—%
Temple Emanu-El	2100 Highland Ave, Birmingham, AL 35205	PPP	Term Loan	1.0%	5/12/2022	28.0	28.0	28.0	0.01%
Dental Designs of Fort Myers, LLC	3220 Forum Blvd, #104, Fort Myers, FL 33905	PPP	Term Loan	1.0%	5/12/2022	34.8	34.8	34.8	0.01%
RX Psychological Services, LLC	5300 McNutt Rd., Suite 12, Santa Teresa, NM 88008	PPP	Term Loan	1.0%	5/12/2022	2.1	2.1	2.1	—%
HL Group Inc.	16690 Swingley Ridge Rd., Suite 100, Chesterfield, MO 63017	PPP	Term Loan	1.0%	5/13/2022	16.0	16.0	16.0	—%
Child Welfare League of America Inc.	727 15th St NW, Suite 1200, Washington, DC 20005	PPP	Term Loan	1.0%	5/13/2022	20.0	20.0	20.0	0.01%
Quality Pool Management	161 Rombout Rd, Poughkeepsie, NY 12603	PPP	Term Loan	1.0%	5/13/2022	6.4	6.4	6.4	—%
Stress Analysis Services, Inc.	3920 Ira Rd, Akron, OH 44333	PPP	Term Loan	1.0%	5/14/2022	19.0	19.0	19.0	0.01%
Dominic Orfitelli, LLC	7101 Elizabeth Dr, McLean, VA 22101	PPP	Term Loan	1.0%	5/15/2022	3.1	3.1	3.1	—%
Ranco Construction LLC	2 Coleman Ct, Southampton, NJ 08088	PPP	Term Loan	1.0%	5/15/2022	52.9	52.9	52.9	0.01%
Rumi K. Lakha D.O., Inc.	7136 Pacific Blvd, Suite 225, Huntington Park, CA 90255	PPP	Term Loan	1.0%	5/15/2022	21.7	21.7	21.7	0.01%
Lisa Stransky Real Estate LLC	10000 Falls Rd, Suite 300, Potomac, MD 20854	PPP	Term Loan	1.0%	5/18/2022	4.7	4.7	4.7	—%
Chophouse 13	11362 San Jose Blvd, Suite 1, Jacksonville, FL 32223	PPP	Term Loan	1.0%	5/19/2022	20.4	20.4	20.4	0.01%
Doctors Medical Center of Walton County, PA	21 W Main Ave, Defuniak Springs, FL 32435	PPP	Term Loan	1.0%	5/19/2022	21.9	21.9	21.9	0.01%
CCG Advisors	817 W Peachtree St., Suite 205, Atlanta, GA 30308	PPP	Term Loan	1.0%	5/19/2022	21.5	21.5	21.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Laura Billon	1286 El Mercado Way,, Unit C, Oceanside, CA 92057	PPP	Term Loan	1.0%	5/19/2022	0.1	0.1	0.1	—%
Caveonix	7777 Leesburg Pike, Suite 303 South, Falls Church, VA 22043	PPP	Term Loan	1.0%	5/20/2022	31.0	31.0	31.0	0.01%
Direct Resources Group	1520 4th Ave., Suite 500, Seattle, WA 98101	PPP	Term Loan	1.0%	5/21/2022	31.3	31.3	31.3	0.01%
Gwendolyn Luce	4065 Laguna Way, Palo Alto, CA 94306	PPP	Term Loan	1.0%	5/21/2022	0.8	0.8	0.8	—%
Hamilton Technology Services	14115 West 59th Place, Arvada, CO 80004	PPP	Term Loan	1.0%	5/21/2022	15.3	15.3	15.3	—%
North Carolina Baptist Foundation, Inc.	201 Convention Dr., Cary, NC 27511	PPP	Term Loan	1.0%	5/21/2022	27.6	27.6	27.6	0.01%
Carrie Risatti	307 Montana Ave, #201, Santa Monica, CA 90403	PPP	Term Loan	1.0%	5/21/2022	1.7	1.7	1.7	—%
South Florida Imaging Consultants LLC	10754 Versailles Blvd, Wellington, FL 33449	PPP	Term Loan	1.0%	5/22/2022	4.4	4.4	4.4	—%
Cinema Vehicles	12580 Saticoy St, North Hollywood, CA 91605	PPP	Term Loan	1.0%	5/22/2022	59.0	59.0	59.0	0.02%
Provino's Italian Restaurant, Inc.	14485 Hopewell Rd, Alpharetta, GA 30004	PPP	Term Loan	1.0%	5/26/2022	25.8	25.8	25.8	0.01%
Easy Content Media LLC	706 Van Nest Dr., Martinsville, NJ 08836	PPP	Term Loan	1.0%	5/26/2022	5.8	5.8	5.8	—%
163rd Avenue Investors, LLC	1435 163rd Ave, San Leandro, CA 94578	PPP	Term Loan	1.0%	5/26/2022	2.9	2.9	2.9	—%
TK Food Concepts LLC	107 North 3rd St, Suite 3D, Brooklyn, NY 11249	PPP	Term Loan	1.0%	5/26/2022	15.4	15.4	15.4	—%
Jennie Kwon Designs	643 S Olive St, Los Angeles, CA 90014	PPP	Term Loan	1.0%	5/26/2022	5.4	5.4	5.4	—%
Pacific CCI, Inc	880 W 1st St, #520, Los Angeles, CA 90012	PPP	Term Loan	1.0%	5/27/2022	36.4	36.4	36.4	0.01%
Scalini's, Inc.	14485 Hopewell Rd, Alpharetta, GA 30004	PPP	Term Loan	1.0%	5/27/2022	17.7	17.7	17.7	—%
Sports Academy Integrated Sports Medicine, LLC	1011 Rancho Conejo Blvd, Newbury Park, CA 91320	PPP	Term Loan	1.0%	5/27/2022	31.4	31.4	31.4	0.01%
Frenchy's	1460 3rd St S, Jacksonville Beach, FL 32250	PPP	Term Loan	1.0%	5/28/2022	8.6	8.6	8.6	—%
Yoga Connection of Pembroke Pines, Inc	12592 Pines Blvd, #103, Pembroke Pines, FL 33027	PPP	Term Loan	1.0%	5/28/2022	2.3	2.3	2.3	—%
Shalik, Morris & Company, LLC	80 Crossways Park Dr W, Woodbury, NY 11797	PPP	Term Loan	1.0%	5/29/2022	108.3	108.3	108.3	0.03%
Hawk Management LLC	2305 W Horizon Ridge Pkwy, #2024, Henderson, NV 89052	PPP	Term Loan	1.0%	5/29/2022	18.9	18.9	18.9	0.01%
Headhunter Inc	3380 SW 11th AVE, FT LAUDERDALE, FL 33315	PPP	Term Loan	1.0%	5/29/2022	78.2	78.2	78.2	0.02%
Raidah Hudson Dentistry	4374 S Laburnum Ave, Richmond, VA 23231	PPP	Term Loan	1.0%	5/29/2022	2.5	2.5	2.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Haley Glazer Geriatric Care Management, LLC	40 Bradway Ave, Ewing Township, NJ 08618	PPP	Term Loan	1.0%	6/1/2022	3.3	3.3	3.3	—%
Snipers Lacrosse Inc	1024 W Heritage Club Cir, Delray Beach, FL 33483	PPP	Term Loan	1.0%	6/1/2022	2.6	2.6	2.6	—%
Michael A Friedman, MD	2675 N Decatur Rd, Decatur, GA 30033	PPP	Term Loan	1.0%	6/1/2022	1.7	1.7	1.7	—%
Bonsecours Productions Inc.	420 Riverside Dr., New York, NY 10025	PPP	Term Loan	1.0%	6/1/2022	1.2	1.2	1.2	—%
VCSC	11627 Versailles Lakes Ln, Houston, TX 77082	PPP	Term Loan	1.0%	6/1/2022	2.4	2.4	2.4	—%
Lubin & Meyer, PC	100 City Hall Plaza, Boston, MA 02108	PPP	Term Loan	1.0%	6/1/2022	63.0	63.0	63.0	0.02%
Special Events Staffing	1015 N Lake Ave, Suite 205, Pasadena, CA 91104	PPP	Term Loan	1.0%	6/1/2022	54.6	54.6	54.6	0.01%
Get Wired Tec, Inc.	2192 Lysander Ave, Simi Valley, CA 93065	PPP	Term Loan	1.0%	6/1/2022	4.0	4.0	4.0	—%
Bailey and Owens Construction	2649 Valleydale Rd, Birmingham, AL 35244	PPP	Term Loan	1.0%	6/1/2022	17.5	17.5	17.5	—%
Levin's Crosstown Supply Corp.	1347 Boston Rd, Bronx, NY 10456	PPP	Term Loan	1.0%	6/1/2022	6.5	6.5	6.5	—%
The On The Line Company, Inc	101 Arch St, Suite 225, Boston, MA 02110	PPP	Term Loan	1.0%	6/1/2022	9.7	9.7	9.7	—%
LG Networks Inc	8111 Lyndon B Johnson Fwy, Suite 700, Dallas, TX 75251	PPP	Term Loan	1.0%	6/1/2022	15.1	15.1	15.1	—%
Trapwire Inc.	1818 Library St, Reston, VA 20190	PPP	Term Loan	1.0%	6/2/2022	24.4	24.4	24.4	0.01%
Innervision Technology Relocation Company	3780 Kilroy Airport Way, Suite 200-300, Long Beach, CA 90806	PPP	Term Loan	1.0%	6/2/2022	7.4	7.4	7.4	—%
Provino's of North Gwinnett, Inc.	14485 Hopewell Rd, Alpharetta, GA 30004	PPP	Term Loan	1.0%	6/2/2022	24.0	24.0	24.0	0.01%
Zola Electric Labs, Inc.	555 De Haro St, San Francisco, CA 94107	PPP	Term Loan	1.0%	6/2/2022	50.0	50.0	50.0	0.01%
St. Jude Emergency Medical Group Inc.	9930 Research Dr, Irvine, CA 92618	PPP	Term Loan	1.0%	6/2/2022	24.5	24.5	24.5	0.01%
Wavecrest Sales LLC	501 NE Wavecrest Way, Boca Raton, FL 33432	PPP	Term Loan	1.0%	6/2/2022	2.0	2.0	2.0	—%
Flynn Gallagher Associates LLC	1980 Festival Plaza Dr, Suite 770, Las Vegas, NV 89135	PPP	Term Loan	1.0%	6/2/2022	23.2	23.2	23.2	0.01%
Law Offices of Rajiv S Khanna PC	5225 N. Wilson Blvd, Arlington, VA 22205	PPP	Term Loan	1.0%	6/3/2022	31.3	31.3	31.3	0.01%
Princeton Van Service	92 north main St. bldg 4, WINDSOR, NJ 08561	PPP	Term Loan	1.0%	6/3/2022	1.7	1.7	1.7	—%
Renuart Enterprises Inc. (REI)	16950 SW 90th Ave, Palmetto Bay, FL 33157	PPP	Term Loan	1.0%	6/3/2022	7.3	7.3	7.3	—%
Subterranean Hair	263 W 7th St, San Pedro, CA 90731	PPP	Term Loan	1.0%	6/3/2022	0.9	0.9	0.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Apache Behavioral Health Services, Inc.	249 W Ponderosa St, Whiteriver, AZ 85941	PPP	Term Loan	1.0%	6/3/2022	241.1	241.1	241.1	0.07%
Mazco Ventures LLC	3410 Montrose Blvd, Houston, TX 77006	PPP	Term Loan	1.0%	6/3/2022	0.3	0.3	0.3	—%
Parenteau Guidance	132 E 35th St, Apt 3J, New York, NY 10016	PPP	Term Loan	1.0%	6/3/2022	0.9	0.9	0.9	—%
Vreeke & Associates	845 E Easy St., Suite 101, Simi Valley, CA 93065	PPP	Term Loan	1.0%	6/4/2022	1.4	1.4	1.4	—%
MAYATEX, INC.	5015 S IH 35, Georgetown, TX 78626	PPP	Term Loan	1.0%	6/4/2022	4.7	4.7	4.7	—%
Aircel LLC	3033 Riviera Dr, Suite 101, Naples, FL 34103	PPP	Term Loan	1.0%	6/4/2022	35.0	35.0	35.0	0.01%
Unity Worldwide Ministries Eastern Region	800 Blanton Ave, Richmond, VA 23221	PPP	Term Loan	1.0%	6/4/2022	0.8	0.8	0.8	—%
Amanda Lopez	23411 aliso viejo Pkwy., Aliso Viejo, CA 92656	PPP	Term Loan	1.0%	6/4/2022	0.5	0.5	0.5	—%
Moody Creek Farms LLC	31257 VIA MARIA ELENA, Bonsall, CA 92003	PPP	Term Loan	1.0%	6/5/2022	35.4	35.4	35.4	0.01%
YMCA of West San Gabriel Valley	401 East Corto St., Alhambra, CA 91801	PPP	Term Loan	1.0%	6/5/2022	15.7	15.7	15.7	—%
PDT LLC	2812 Rivers Edge Rd, Louisville, KY 40222	PPP	Term Loan	1.0%	6/5/2022	—	—	—	—%
Seattle Ventures LLC	2215 3rd Ave W, Seattle, WA 98119	PPP	Term Loan	1.0%	6/5/2022	2.1	2.1	2.1	—%
Precision Landscape Management Inc	3130 Carter Jones Rd, Groveland, FL 34736	PPP	Term Loan	1.0%	6/5/2022	19.0	19.0	19.0	0.01%
Stonecrop Gardens Inc	81 Stonecrop Ln, Cold Spring, NY 10516	PPP	Term Loan	1.0%	6/5/2022	16.7	16.7	16.7	—%
Andrew S. Gaffney Foundation	245 South St, Morristown, NJ 07960	PPP	Term Loan	1.0%	6/5/2022	1.4	1.4	1.4	—%
SDG Engineering PC	121 Huntington Rd, Port Washington, NY 11050	PPP	Term Loan	1.0%	6/5/2022	8.5	8.5	8.5	—%
LaFlower Construction, Inc.	23888 Madison St, Torrance, CA 90505	PPP	Term Loan	1.0%	6/5/2022	0.1	0.1	0.1	—%
Sea-Est Incorporated	1741 W Beaver St, Jacksonville, FL 32209	PPP	Term Loan	1.0%	6/8/2022	25.6	25.6	25.6	0.01%
Gwinnett Cemeteries, LLC	103 Crestview Church Rd, Warner Robins, GA 31088	PPP	Term Loan	1.0%	6/8/2022	16.5	16.5	16.5	—%
Music Center Inc. dba Haight Ashbury Music Center; dba Gelb Music	722 El Camino Real, Redwood City, CA 94063	PPP	Term Loan	1.0%	6/8/2022	9.5	9.5	9.5	—%
Camfed U.S.A. Foundation	466 Geary St, Suite 400, San Francisco, CA 94102	PPP	Term Loan	1.0%	6/8/2022	18.2	18.2	18.2	—%
National Roofing	1237 Circle Ave, Forest Park, IL 60130	PPP	Term Loan	1.0%	6/8/2022	52.5	52.5	52.5	0.01%
Dental Designs of Naples	5048 Tamiami Trail N, Naples, FL 34103	PPP	Term Loan	1.0%	6/9/2022	21.1	21.1	21.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

G&A Rehab, Inc	3333 Skypark Dr., Suite 220, Torrance, CA 90505	PPP	Term Loan	1.0%	6/9/2022	15.8	15.8	15.8	—%
OCC installations	12102 Manley St, Garden Grove, CA 92845	PPP	Term Loan	1.0%	6/9/2022	0.7	0.7	0.7	—%
Intrepid	7 Quail Ridge Rd S, Rolling Hills, CA 90274	PPP	Term Loan	1.0%	6/10/2022	6.9	6.9	6.9	—%
Mora Investment Management	9 W Star Island Dr, Miami Beach, FL 33139	PPP	Term Loan	1.0%	6/10/2022	1.2	1.2	1.2	—%
Birdie Golf Ball Company	208 Margate Ct, Margate, FL 33063	PPP	Term Loan	1.0%	6/11/2022	0.9	0.9	0.9	—%
Amanda Reynal Interiors	1417 Walnut St, Suite D, Des Moines, IA 50309	PPP	Term Loan	1.0%	6/11/2022	1.8	1.8	1.8	—%
Clark A Miller Sales LTD	1205 Tuscany Ct, Alpharetta, GA 30004	PPP	Term Loan	1.0%	6/11/2022	0.6	0.6	0.6	—%
Copperfield Investment & Development Company	1721 Crystal Ann Ave, Las Vegas, NV 89106	PPP	Term Loan	1.0%	6/12/2022	1.2	1.2	1.2	—%
Dan Counts & Associates, Inc.	1780 Prescott Ave, Monterey, CA 93940	PPP	Term Loan	1.0%	6/12/2022	1.1	1.1	1.1	—%
DEAFLINK INC	57 Ludlow Ln, Palisades, NY 10964	PPP	Term Loan	1.0%	6/15/2022	1.3	1.3	1.3	—%
Propel A Charter Management Group Inc	5200 Irwindale Ave, Irwindale, CA 91706	PPP	Term Loan	1.0%	6/16/2022	29.8	29.8	29.8	0.01%
Sunburst Decorative Rock, Inc	282 Live Oak Ave, Irwindale, CA 91706	PPP	Term Loan	1.0%	6/16/2022	18.3	18.3	18.3	—%
Daydream Reels LLC	3615 N Kenilworth St, Arlington, VA 22207	PPP	Term Loan	1.0%	6/16/2022	1.3	1.3	1.3	—%
PR Realty Management LLC	2207 Coney Island Ave, Brooklyn, NY 11223	PPP	Term Loan	1.0%	6/18/2022	19.2	19.2	19.2	0.01%
Joel Diaz Training Camp, LLC.	40795 Adriatico Ct, Indio, CA 92203	PPP	Term Loan	1.0%	6/23/2022	1.4	1.4	1.4	—%
John Berry Turbidy	1501 Silver King Dr, Aspen, CO 81611	PPP	Term Loan	1.0%	6/29/2022	2.1	2.1	2.1	—%
PPS UTICA LLC	251 Utica Ave, Brooklyn, NY 11213	PPP	Term Loan	1.0%	5/7/2022	15.2	15.2	15.2	—%
BARRYVILLE MANAGEMENT 1 CORP	299 South St, New York, NY 10002	PPP	Term Loan	1.0%	3/18/2026	20.0	20.0	20.0	0.01%
DANIELLE|TATE	347 Bianco Ridge Ave, Las Vegas, NV 89183	PPP	Term Loan	1.0%	3/31/2026	20.8	20.8	20.8	0.01%
David|Ortiz	4004 Waterview Cir, Palm Springs, FL 33461	PPP	Term Loan	1.0%	4/26/2026	18.7	18.7	18.7	0.01%
Montalban Featherstone	13513 7 Mile Rd, Detroit, MI 48205	PPP	Term Loan	1.0%	5/24/2026	20.8	20.8	20.8	0.01%

Total SBA Guaranteed Accrual Investments						$31,227.7	$31,227.7	$34,598.2	9.45%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Non-Accrual Investments (4b)

Hackstaff Restaurants	(*)	248 W 1st. St. Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus 0%	7/15/2029	412.7	412.7	437.4	0.12%
MIT LLC	(*)	11 North Peach ST., Medford, OR 97504	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	254.7	254.7	254.7	0.07%
Neville Galvanizing, Inc	(*)	2983 Grand Ave., Pittsburgh, PA 15225	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 6.00%	12/15/2042	707.1	707.1	707.1	0.19%
Chavero's Auto Mart LLC	(*)	1364 E Palma Vista Dr., Palmview, TX 78572	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 9.75%	10/11/2029	12.5	12.5	12.5	—%
Crystal Cleaning Service	(*)	26 Cooper Rd, Byhalia, MS 38611	Administrative and Support Services	Term Loan	Prime plus 0%	5/9/2029	8.9	8.9	8.9	—%
Pen’s Electric Company, Inc	(*)	504 Fairfax Ave., Nashville, TN 37212	Specialty Trade Contractors	Term Loan	Prime plus 9.75%	11/21/2029	11.9	11.9	11.9	—%
R. JOHNSON CRAFTSMANSHIP	(*)	346 Spring Garden Rd., Milford, NJ 08848	Specialty Trade Contractors	Term Loan	Prime plus 0%	12/4/2030	10.0	10.0	10.0	—%
Total SBA Guaranteed Non-Accrual Investments							$1,417.8	$1,417.8	$1,442.5	0.32%

Total SBA Guaranteed Investments							$32,645.5	$32,645.5	$36,040.7	9.85%

Total SBA Unguaranteed and Guaranteed Investments							$449,297.2	$449,297.2	$442,621.6	120.93%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Controlled Investments (5) (22)

Automated Merchant Services, Inc.	(*,#) (7) (21)	12230 Forest Hill Blvd., Wellington, FL 33414	Data processing, Hosting, and Related Services	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc.	(*,#) (8)	1985 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	—	—%
				Line of Credit	10%	Dec 2021	20,000.0	20,000.0	9,800.0	2.68%
Newtek Technology Solutions, Inc.	(#) (24)	1904 W. Parkside Lane Phoenix, AZ 85027	Data processing, Hosting, and Related Services	100% Common Stock	—%	—	—	19,503.7	36,000.0	9.84%
				Line of Credit	10%	Nov 2028	10,361.0	10,821.0	10,821.0	2.96%
				Line of Credit	Prime plus 0.5%	April 2022	750.0	750.0	750.0	0.20%
				Line of Credit	Prime plus 0.5%	July 2022	100.0	225.0	225.0	0.06%
Newtek Insurance Agency, LLC	(*,#) (13)	1981 Marcus Ave., Lake Success, NY 11042	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	1,085.0	2,150.0	0.59%
PMTWorks Payroll, LLC	(*,#) (9)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	2,378.1	—	—%
				Term Loan	10%	Oct 2021	435.0	435.0	324.0	0.09%
				Term Loan	10%	May 2022	750.0	750.0	558.6	0.15%
				Term Loan	12%	May 2022	500.0	500.0	372.4	0.10%
				Term Loan	10%	July 2022	1,000.0	1,000.0	745.0	0.20%
Small Business Lending, LLC	(*,#) (12)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	598.0	4,000.0	1.09%
				Term Loan	10%	June 2023	400.0	400.0	400.0	0.11%
ADR Partners, LLC dba banc-serv Partners, LLC	(*,#) (19)	8777 Purdue Rd, Indianapolis, IN 46268	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	7,085.2	—	—%
Newtek Merchant Solutions, LLC	(#) (11)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	16,438.0	111,500.0	30.46%
Mobil Money, LLC	(#) (17)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	2,980.0	3,500.0	0.96%
Newtek Business Lending, LLC	(#) (10)	14 East Washington St., Orlando, FL 32801	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	49,962.0	59,462.0	16.25%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Controlled Investments (5) (22)

Newtek Conventional Lending, LLC	(#) (18) (23)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	50% Membership Interest	—%	—	—	19,047.0	20,600.1	5.63%
Titanium Asset Management, LLC	(*,#) (14)	1981 Marcus Ave., Lake Success, NY 11042	Administrative and Support Services	Term Loan	10%	March 2023	900.0	900.0	658.0	0.18%
				100% Membership Interest	—%	—	—	—	—	—%
Excel WebSolutions, LLC	(*,#) (15)	888 East Brighton Ave. Syracuse, NY 13205	Data processing, Hosting, and Related Services	Term Loan	10%	June 2023	159.2	159.2	—	—%
				100% Membership Interest	—	—	—	—	—	—%
POS on Cloud, LLC	(#) (20)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	Term Loan	10%	Sept 2023	850.0	1,050.0	1,050.0	0.29%
				50.14% Membership Interest	—	—	—	—	—	—%
Total Controlled Investments							$36,205.2	$160,495.0	$262,916.1	71.83%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Non-Control Investments (22)

EMCAP Loan Holdings, LLC	(+,#) (16)	1140 Reservoir Ave., Cranston, RI 02920	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	4.67% Membership Interest	—%	—	$—	$1,000.0	$1,000.0	0.27%
ARC Metal Stamping, LLC	(#)	4111 Munson Hwy, Hudson, MI 49247	Machinery Manufacturing	Term Loan	5 Yr Tr plus 7.43%	1/1/2045	5,399.7	5,399.7	5,920.7	1.62%
Total Non-Control Investments							$5,399.7	$6,399.7	$6,920.7	1.89%

Total Investments							$490,902.1	$616,191.9	$712,458.4	194.65%

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
(2) The interest rates in effect on our loans as of September 30, 2021 are based off a Prime Rate equal to 3.25% and 1 month LIBOR equal to 0.08025%, with the exception of PPP loans. The SBA reimburses the Company for originating PPP loans and such SBA reimbursements are included as interest income on PPP loans. The 1% interest rate shown for PPP loans is the rate that would be in effect if the PPP loans were not forgiven by the SBA. See NOTE 2—SIGNIFICANT ACCOUNTING POLICIES.
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
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. or its subsidiaries owns more than 25% of the voting securities of such company. See NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS in the accompanying notes to the consolidated financial statements for transactions during the nine months ended September 30, 2021 with affiliates the Company is deemed to control.
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

(8) CDS Business Services, Inc. d/b/a Newtek Business Credit Solutions, a wholly-owned portfolio company that is part of the Company’s business finance platform, providing receivables and inventory financing to small and medium size businesses; 50.15% owned by The Whitestone Group, LLC (a subsidiary of Wilshire Holdings I, Inc., a subsidiary of Newtek Business Services Corp.) and 49.85% owned by Wilshire Holdings 1, Inc. (a subsidiary of Newtek Business Services Corp.).
(9) PMTWorks Payroll, LLC d/b/a Newtek Payroll and Benefits Solutions (“NPS” or “PMT”), a wholly-owned portfolio company which offers an array of industry standard payroll management, payment and tax reporting services to SMBs; 25% owned by The Whitestone Group, LLC, (a subsidiary of Wilshire Holdings I, Inc., a subsidiary of Newtek Business Services Corp.), 65% owned by Wilshire Holdings I, Inc. (a subsidiary of Newtek Business Services Corp.), and 10% owned by Exponential Business Development Co., Inc. (a subsidiary of Newtek Business Services Corp.).
(10) Newtek Business Lending, LLC (“NBL”), a wholly-owned portfolio company that provides SBA 504 loans and financing to the SMB market for the acquisition of fixed assets and loan origination services to other parts of the Company’s business finance platform; 100% owned by Newtek Business Services Holdco 6, Inc. (a subsidiary of Newtek Business Services Corp.).
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

(23) Non-qualifying asset under the Investment Company Act of 1940, as amended. Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At September 30, 2021, 6.8% of total assets are non-qualifying assets.
(24) Newtek Technology Solutions, Inc. (“NTS”) is a wholly-owned portfolio company that provides website hosting, dedicated server hosting, cloud hosting, web design and development, internet marketing, ecommerce, data storage, backup and disaster recovery, and other related services; 100% owned by NBSH Holdings, LLC (a subsidiary of Newtek Business Services Holdco 1, Inc., a subsidiary of Newtek Business Services Corp.). International Professional Marketing, Inc. (“IPM”) and Sidco, LLC d/b/a Cloud Nine Services (“SIDCO”) were wholly-owned portfolio companies which consult, strategize, design, and implement technology solutions for enterprise and commercial clients across the U.S. On January 1, 2021, the Company contributed its ownership of IPM and SIDCO to NTS, and IPM and SIDCO became subsidiaries of NTS. In July 2021, IPM merged with and into NTS, with NTS as the surviving entity. The Schedule of Investments shows SIDCO under NTS.

As of September 30, 2021, the federal tax cost of investments was $616.2 million resulting in estimated gross unrealized gains and losses of $162.4 million and $57.3 million, respectively.

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
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. or its subsidiaries owns more than 25% of the voting securities of such company. See NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS in the accompanying notes to the consolidated financial statements for transactions during the nine months ended December 31, 2020 with affiliates the Company is deemed to control.
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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Newtek Business Services Corp. is a Maryland corporation which was formed in August 2013 and is an internally managed, closed end, non-diversified investment company. The Company’s investment strategy is to maximize the investment portfolio’s return by generating current income from the debt investments the Company makes and generate dividend income from equity investments in controlled portfolio companies. On August 2, 2021, the Company entered into the Stock Purchase Agreement with NBNYC and certain NBNYC shareholders to acquire all of the issued and outstanding stock of NBNYC. Subject to certain regulatory approvals (the “Regulatory Approvals”) , and the Company receiving its shareholders' approval to withdraw the Company’s election as a business development company as required under the 1940 Act, this acquisition is part of the Company's plan to reposition itself as a bank holding company that has elected financial holding company status. See "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Executive Summary."

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

Any changes to the valuation methodology are reviewed by management and the Board to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in NOTE 6—FAIR VALUE MEASUREMENTS.
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

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of September 30, 2021, cash deposits in excess of insured amounts totaled $45.2 million. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of September 30, 2021.
Restricted Cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties, cash reserves established as part of a voluntary agreement with the SBA, cash reserves associated with securitization transactions, and cash margin as collateral for derivative instruments. As of September 30, 2021, total restricted cash was $182.9 million.

The following table provides a reconciliation of cash and restricted cash as of September 30, 2021 and 2020 and December 31, 2020 and 2019:

	September 30, 2021	September 30, 2020	December 31, 2020	December 31, 2019
Cash	$20,193	5,966	2,073	$1,762
Restricted cash	182,913	40,511	49,352	31,445
Cash and restricted cash	$203,106	$46,477	$51,425	$33,207

Broker Receivable

Broker receivable represents amounts due from third parties for loans which have been traded at period end but have not yet settled.
Servicing Assets
The Company accounts for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. Servicing assets are measured at fair value at each reporting date and the Company reports changes in the fair value of servicing assets in earnings in the period in which the changes occur. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgement is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy.
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
Income Taxes

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 and made significant prospective and retroactive changes to the U.S. federal income tax laws (and certain corresponding state and local conformity measures) including: (1) 5-year net operating loss (“NOL”) carrybacks with no taxable income limitation, (2) relaxation of the limitations on interest expense deductions, (3) qualified improvement property eligible for bonus depreciation, (4) acceleration of alternative minimum tax credits and related quick tax refunds, and (5) indirect tax measures, including workplace tax credits and deferral of social security payroll tax. Management has considered the impact of the CARES Act on the Company, its Taxable Subsidiaries, and the underlying portfolio companies, and the Company has reflected these potential impacts in the financial statements, related tax disclosures, and the value of the investments.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the nine months ended September 30, 2021 and 2020, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $13.5 million and $11.4 million at September 30, 2021 and December 31, 2020, respectively, and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

On March 27, 2020, Congress passed, and the President of the United States signed into law, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act provided an over $2.0 trillion stimulus package to certain businesses and individuals affected by the COVID-19 pandemic, with subsidies to certain existing SBA 7(a) borrowers in which the SBA paid all principal, interest, and fees on existing performing SBA 7(a) loans for six months beginning with such borrowers’ April 2020 payments. Among other things, the CARES Act allowed NSBF, as an SBA 7(a) lender, to originate loans under the Paycheck Protection Program (“PPP”) as an expansion of the existing SBA Section 7(a) loan program through June 30, 2020, which PPP was extended through May 31, 2021, with PPP lenders allowed to continue to close PPP loans approved by the SBA prior to May 31, 2021. Pursuant to the PPP, the SBA reimbursed NSBF for originating PPP loans and such SBA reimbursements are included as interest income on PPP loans. Such fees were accounted for under ASC-310 Receivables and deferred until the PPP loan participations were sold to one of the banks which had entered into PPP loan participation agreements with NSBF. Refer to NOTE 3—INVESTMENTS. Income earned in connection with the PPP should not be viewed as recurring. NSBF funded the balance of its PPP loans by the end of July 2021. NSBF has continued to shift resources and refocus its efforts on funding SBA 7(a) loans.

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

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,(“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts and transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective as of March 12, 2020 through December 31, 2022. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting 2021-01 on the consolidated financial statements, however, the impact of the adoption is not expected to be material.The adoption of ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.

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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3—INVESTMENTS:

Investments, all of which are in portfolio companies in the United States, consisted of the following at:

	September 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Non-affiliate debt investments	$449,297	$442,622	$437,364	$425,570
Non-control investments:
Equity	1,000	1,000	1,000	1,000
Debt	5,400	5,921	5,447	5,447
Controlled investments:
Equity	104,458	216,612	92,958	199,342
Equity interest in NCL (Joint Venture)	19,047	20,600	19,002	20,028
Debt	37,371	25,704	26,931	19,801
Total investments	$616,573	$712,459	$582,702	$671,188

SBA unguaranteed investments consisted of the following breakdown of accrual and non-accrual loans at:

	September 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Accrual	$365,818	$379,958	$364,957	$378,329
Non-Accrual	50,834	26,623	55,443	29,419
Total SBA unguaranteed investments	$416,652	$406,581	$420,400	$407,748

SBA guaranteed investments consisted of the following breakdown of accrual and non-accrual loans at:

	September 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Accrual	$31,228	$34,598	$15,889	$16,747
Non-Accrual	1,418	1,443	1,075	1,075
Total SBA guaranteed investments	$32,646	$36,041	$16,964	$17,822

As a result of the uncertain economic impact to U.S. small businesses created by the COVID-19 pandemic, the Company’s Executive Committee and Lending Team temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans beginning in March 2020 through June 30, 2020. During the duration of the PPP through December 31, 2020, NSBF funded approximately 10,570 PPP loans totaling $1.2 billion, with an additional $0.7 billion funded during nine months ended ended September 30, 2021. Beginning in July 2020, NSBF restarted funding SBA 7(a) loans, and since that time has continued to shift resources and refocus its efforts on funding SBA 7(a) loans.

To facilitate NSBF’s involvement as an authorized lender in the PPP, during the second quarter of 2020, NSBF entered into PPP loan participation agreements where NSBF originated PPP loans and sold 90% participating interests to UBS Bank USA (“UBS”), Stifel Bank (“Stifel”), Morgan Stanley Bank, N.A. (“Morgan Stanley”), and Amalgamated Bank (“Amalgamated”), collectively the “Participants.” The participation interests were sold at par due to the short term maturity of the loans. NSBF and the Participants share proportionally in all interest and principal payments made on the loans. Subsequently, UBS, Stifel, and Amalgamated amended their agreements with NSBF to allow the banks to purchase 100% participation interests in certain of the PPP loans originated by NSBF. In connection with the amendments, UBS, Stifel, and Amalgamated purchased the remaining 10% participation interests in their participation loans, bringing their participation interests to 100%, while Morgan Stanley continues to hold 90% participation interests as of September 30, 2021. NSBF continues to hold the PPP loan notes and the PPP loan documents for PPP loans yet to be forgiven by the SBA, in order to service the loans and facilitate the PPP loan forgiveness process. The servicing liability in connection with the PPP loans was deemed immaterial. PPP loan origination fees are recognized as interest income on sale of PPP loan participations.

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

The following table shows the Company’s SBA guaranteed accrual loans by SBA loan type at:

	September 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
7(a)	$29,030	$32,400	$9,369	$10,227
PPP[1]	2,198	2,198	6,520	6,520
Accrual SBA guaranteed investments	$31,228	$34,598	$15,889	$16,747
(1) 112 SBA guaranteed loans originated under the PPP by NSBF; comprised of 107 loans in which NSBF holds 10% participation interests and 5 loans voluntarily repurchased from participants during the second quarter of 2021 that are 100% owned by NSBF. The total of 100% NSBF-owned PPP loans at September 30, 2021 is $0.1 million.

The following table shows the Company’s portfolio investments by industry at:

	September 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Data Processing, Hosting, and Related Services	$57,125	$165,963	$56,900	$156,874
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	83,963	75,159	63,635	61,135
Food Services and Drinking Places	43,749	45,876	38,142	38,832
Amusement, Gambling, and Recreation Industries	28,522	29,232	25,187	25,509
Professional, Scientific, and Technical Services	24,542	24,198	26,571	25,998
Specialty Trade Contractors	23,108	22,923	17,207	16,673
Truck Transportation	27,520	22,224	30,684	24,341
Repair and Maintenance	18,166	19,084	17,650	18,521
Fabricated Metal Product Manufacturing	17,572	18,741	15,834	16,484
Ambulatory Health Care Services	20,760	18,181	20,365	17,626
Administrative and Support Services	15,339	14,566	14,612	13,962
Merchant Wholesalers, Durable Goods	13,162	13,585	12,507	12,843
Accommodation	12,579	12,421	11,704	12,072
Merchant Wholesalers, Nondurable Goods	12,443	12,135	13,607	12,853
Food Manufacturing	13,557	12,101	13,923	12,990
Personal and Laundry Services	11,303	12,078	13,303	14,192
Social Assistance	9,607	10,599	10,075	11,147
Rental and Leasing Services	7,975	7,869	8,955	8,505
Machinery Manufacturing	7,322	7,706	7,119	6,969
Nonstore Retailers	7,474	7,366	6,403	6,319
Gasoline Stations	6,678	7,084	7,928	7,727
Building Material and Garden Equipment and Supplies Dealers	6,339	6,705	6,660	6,862
Motor Vehicle and Parts Dealers	6,313	6,216	5,838	5,863
Support Activities for Mining	5,717	5,577	4,583	4,548
NCL (Joint Venture)	19,047	20,600	19,002	20,028
Other	116,691	114,270	114,308	112,315
Total	$616,573	$712,459	$582,702	$671,188

Newtek Conventional Lending, LLC

On May 20, 2019, the Company and its joint venture partner launched Newtek Conventional Lending, LLC (“NCL”) to provide non-conforming conventional commercial and industrial term loans to U.S. middle-market companies and small businesses. NCL is a 50/50 joint venture between Newtek Commercial Lending, Inc. a wholly-owned subsidiary of Newtek, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq:TCPC). NCL ceased funding new non-conventional conforming loans during 2020 due to the COVID-19 pandemic. The Company anticipates relaunching its non-conforming conventional commercial loan program during the fourth quarter of 2021 through new joint venture partnerships.

The following table shows NCL’s individual investments as of September 30, 2021:

Portfolio Company	Industry	Investment Type	Interest Rate	Maturity	Principal	Cost	Fair Value[1]
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	4/1/2045	$2,236	$2,192	$2,161
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	4/1/2045	1,259	1,231	1,217
Cocoa Beach Office LLC	Other Activities Related to Credit Intermediation	Term Loan	2 Yr Libor plus 5.70%	8/1/2044	424	409	423
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	10,360	10,153	10,651
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	6,059	5,939	6,230

The Camera Division, LLC	Commercial & Industrial Machinery & Equipment	Term Loan	5 Yr Libor plus 7.25%	9/1/2029	11,144	10,821	11,143
The Emerald Green Group, LLC	Full-Service Restaurant	Term Loan	2 Yr Libor plus 5.65%	8/1/2029	5,887	5,717	5,530
XL Soccer World Orlando II LLC	Fitness and Recreational Sport Centers	Term Loan	Prime plus 3.25%	11/1/2045	5,020	4,869	5,018
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	6,118	5,966	6,360
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	4,704	4,587	4,828
Tricare Unlimited LLC and Geron Enterprises LLC	Nursing Care Facilities(Skilled Nursing Facilities)	Term Loan	2 Yr Treasury plus 6.51%	1/1/2045	5,637	5,482	5,951
E Entities LLC	Exterminating & Pest Control Services	Term Loan	5 Yr Treasury plus 7.71%	1/1/2030	5,351	5,218	5,705
Trinity MCC Realty, LLC	Motor Vehicle and Parts Dealers	Term Loan	5 Yr Treasury plus 6.58%	2/1/2045	5,103	4,960	5,353
Jaffe Real Estate LLC	Full-Service Restaurant	Term Loan	5 Yr Treasury plus 7.93%	4/1/2045	2,235	2,173	2,235
Berry Ventures Inc	Painting & Wall Covering Contractors	Term Loan	5 Yr Treasury plus 7.25%	4/1/2045	387	374	416
Total					$71,924	$70,091	$73,221
(1) Fair value determined using significant unobservable inputs.

The following table shows NCL’s individual investments as of December 31, 2020:

Portfolio Company	Industry	Investment Type	Interest Rate	Maturity	Principal	Cost	Fair Value[1]
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	4/1/2045	$2,268	$2,223	$2,130
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	4/1/2045	1,277	1,248	1,199
Cocoa Beach Office LLC	Other Activities Related to Credit Intermediation	Term Loan	2 Yr Libor plus 5.70%	8/1/2044	429	414	430
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	10,470	10,261	10,840
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	6,124	6,002	6,340
The Camera Division, LLC	Commercial & Industrial Machinery & Equipment	Term Loan	5 Yr Libor plus 7.25%	9/1/2029	11,144	10,802	11,144
The Emerald Green Group, LLC	Full-Service Restaurant	Term Loan	2 Yr Libor plus 5.65%	8/1/2029	6,127	5,947	6,049
XL Soccer World Orlando II LLC	Fitness and Recreational Sport Centers	Term Loan	Prime plus 3.25%	11/1/2045	4,557	4,405	4,517
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	6,193	6,039	6,544
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	4,762	4,644	4,970
JW Aviation LLC and 21 Air LLC and AMN Doral LLC	Other Nonscheduled Air Transportation	Term Loan	2 Yr Libor plus 8.25%	12/1/2044	2,497	2,410	2,497
Tricare Unlimited LLC and Geron Enterprises LLC	Nursing Care Facilities(Skilled Nursing Facilities)	Term Loan	2 Yr Treasury plus 6.51%	1/1/2045	5,695	5,538	6,145
E Entities LLC	Exterminating & Pest Control Services	Term Loan	5 Yr Treasury plus 7.71%	1/1/2030	5,656	5,515	6,028
Trinity MCC Realty, LLC	Motor Vehicle and Parts Dealers	Term Loan	5 Yr Treasury plus 6.58%	2/1/2045	5,240	5,096	5,616
Jaffe Real Estate LLC	Full-Service Restaurant	Term Loan	5 Yr Treasury plus 7.93%	4/1/2045	2,257	2,195	2,257
Berry Ventures Inc	Painting & Wall Covering Contractors	Term Loan	5 Yr Treasury plus 7.25%	4/1/2045	472	459	513
Total					$75,168	$73,198	$77,219
(1) Fair value determined using significant unobservable inputs.

The following tables show certain summarized financial information for NCL:

Selected Statement of Assets and Liabilities Information	September 30, 2021	December 31, 2020
	(Unaudited)
Cash	$1,218	$1,493
Investments in loans, at fair value (amortized cost of $70,091 and $73,197, respectively)	73,221	77,219
Other assets	781	1,274
Total assets	$75,220	$79,986

Bank notes payable	$33,916	$38,792
Other liabilities	187	1,138
Total liabilities	34,103	39,930

Net assets	41,116	40,056
Total liabilities and net assets	$75,219	$79,986

Selected Statements of Operations Information	Three Months Ended September 30,
	2021	2020
Interest and other income	$1,558	$41
Total expenses	587	(550)
Net investment (loss) income	971	591
Net unrealized appreciation (depreciation) on investments	(464)	(300)
Net increase in net assets resulting from operations	$507	$291

Non-Control Debt Investments

As of September 30, 2021, the Company holds one loan purchased from NBL, a wholly-owned controlled portfolio company, in September of 2020 at par. During the three and nine months ended September 30, 2021, the Company recognized $3 thousand of unrealized depreciation and $0.5 million of unrealized appreciation relating to the loan, respectively. The Company is not affiliated with the borrower of the loan.

NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled and non-controlled affiliated companies for the nine months ended September 30, 2021 were as follows:

Portfolio Company	Fair Value at December 31, 2020	Purchases (Cost)	Principal Received	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Fair Value at September 30, 2021	Interest and Other Income	Dividend Income
Controlled Investments
Newtek Merchant Solutions, LLC (NMS)	$111,500	$—	$—	$—	$—	$111,500	$—	$—
Mobil Money, LLC	2,500	—	—	—	1,000	3,500	—	—
Newtek Technology Solutions, Inc. (NTS)[1]	41,796	—	—	—	6,000	47,796	848	—
CDS Business Services, Inc.	5,900	10,440	—	—	(6,540)	9,800	745	—
Small Business Lending, LLC	10,050	—	—	—	(5,650)	4,400	30	—
Newtek Insurance Agency, LLC	2,150	950	—	—	(950)	2,150	—	—
PMTWorks Payroll, LLC	—	500	—	—	1,500	2,000	—	—
Titanium Asset Management LLC	655	—	—	—	3	658	—	—
POS on Cloud, LLC	1,050	—	—	—	—	1,050	80	—
Newtek Conventional Lending, LLC	20,028	45	—	—	527	20,600	—	51
Newtek Business Lending, LLC	43,542	25,050	(15,000)	—	5,870	59,462	—	—
Total Controlled Investments	$239,171	$36,985	$(15,000)	$—	$1,760	$262,916	$1,703	$51
Non-Control Investments
EMCAP Loan Holdings, LLC	$1,000	$—	$—	$—	$—	$1,000	$—	$70
Total Affiliate Investments	$240,171	$36,985	$(15,000)	$—	$1,760	$263,916	$1,703	$121
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

At September 30, 2021, the Related Party RLOC interest rate was 2.71%. The Related Party RLOC has a maturity date of November 8, 2023. There were no outstanding borrowings from NMS at September 30, 2021 under the Related Party RLOC.

For the three months ended September 30, 2021 and 2020, interest expense was $109,000 and $7,000 respectively.

For the nine months ended September 30, 2021 and 2020, interest expense was $275,000 and $298,000, respectively.

Expenses Incurred from Controlled Portfolio Companies

The Company incurs expenses from certain controlled portfolio companies including managed technology services from NTS, origination and loan processing fees from various related parties and payroll processing fees from PMT.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Managed technology services	$532	$461	$1,475	$1,285
Origination and loan processing	3,187	2,710	10,856	8,464
Loan servicing	14	—	41	—
Payroll processing fees	8	8	25	25
Total	$3,741	$3,179	$12,397	$9,774

The Company also sub-leases portions of its office space in Lake Success, New York to certain portfolio companies. Amounts charged were as follows:

	Three Months Ended		Nine Months Ended
Portfolio Company	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Newtek Merchant Solutions, LLC	$63	$52	$187	$169
Newtek Technology Solutions, Inc.	2	3	8	8
Small Business Lending, LLC	80	74	230	221
Newtek Insurance Agency, LLC	17	13	52	43
CDS Business Services, Inc.	18	21	56	59
PMTWorks Payroll, LLC	3	7	14	23
Newtek Business Lending, LLC	2	1	5	4
Total	$185	$171	$552	$527

Amounts due from related parties were $5.8 million and $6.1 million at September 30, 2021 and December 31, 2020, respectively. Amounts due to related parties were $4.2 million and $2.1 million at September 30, 2021 and December 31, 2020, respectively.

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

	Three Months Ended		Nine Months Ended
Portfolio Company	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Newtek Merchant Solutions, LLC	$106	$107	$338	$292
Newtek Technology Solutions, Inc.[1]	107	125	358	379
PMTWorks Payroll, LLC	23	22	65	83
Newtek Insurance Agency, LLC	32	32	95	95
Newtek Conventional Lending, LLC	5	—	5	—
CDS Business Services, Inc.	64	30	148	89
International Professional Marketing, Inc.[1]	—	24	—	68
SIDCO, LLC[1]	—	23	—	73
Mobil Money, LLC	28	25	86	96
Newtek Business Lending, LLC	43	34	119	101
Small Business Lending, LLC	130	126	382	381
Total	$538	$548	$1,596	$1,657
(1) On January 1, 2021, IPM and SIDCO became subsidiaries of NTS. In July 2021, IPM merged with and into NTS, with NTS as the surviving entity. Managerial assistance fees for 2021 for IPM and SIDCO are included within NTS.

NOTE 5—SERVICING ASSETS:
Servicing assets are measured at fair value. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells.

The following tables summarizes the fair value and valuation assumptions related to servicing assets at September 30, 2021 and December 31, 2020:

	Servicing Assets		Weighted	Range
Date	Fair Value	Unobservable Input	Average	Minimum	Maximum
September 30, 2021	$28,899	Discount factor[1]	11.24%	11.24%	11.24%
		Cumulative prepayment rate	22.00%	22.00%	22.00%
		Average cumulative default rate	25.00%	25.00%	25.00%

December 31, 2020	$26,061	Discount factor[1]	11.24%	11.24%	11.24%
		Cumulative prepayment rate	20.00%	20.00%	20.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
(1) Determined based on risk spreads and observable secondary market transactions.

Servicing fee income earned for the three months ended September 30, 2021 and 2020 was $2.8 million and $2.9 million, respectively. Servicing fee income earned for the nine months ended September 30, 2021 and 2020 was $8.3 million and $8.4 million, respectively.

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

Level 1Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts and residential mortgage loans held-for-sale.

Level 3Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly structured or long-term derivative contracts.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date. There were no transfers to or from Level 3 of the fair value hierarchy for assets and liabilities during the nine months ended September 30, 2021 or 2020.

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

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded. In addition, the COVID-19 pandemic is an unprecedented circumstance that could further negatively impact the fair value of the Company’s investments after September 30, 2021 by circumstances and events that are not yet known.

In December 2020, Rule 2a-5 under the 1940 Act was adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule's requirements on or before the compliance date in September 2022.

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of September 30, 2021 and December 31, 2020:

	Fair Value Measurements at September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
SBA unguaranteed non-affiliate investments	$406,581	$—	$—	$406,581
SBA guaranteed non-affiliate investments	36,041	—	36,041	—
Controlled investments	242,316	—	—	242,316
Other real estate owned[1]	2,738	—	2,738	—
Non-control investments	6,921	—	—	6,921
Servicing assets	28,899	—	—	28,899
Derivative instruments[3]	304	—	304	—
Controlled investments measured at NAV[2]	20,600	—	—	—
Total assets	$744,400	$—	$39,083	$684,717
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

The change in unrealized appreciation (depreciation) included in the consolidated statements of operations attributable to Level 3 investments held at September 30, 2021 includes $2.6 million in unrealized depreciation on SBA unguaranteed non-affiliate investments, $1.2 million in unrealized depreciation on controlled investments and $3.3 million in unrealized depreciation on servicing assets.

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

The following tables represents the changes in investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control Investments
Fair value, December 31, 2020	$407,748	$219,143	$26,061	$6,447
Net change in unrealized appreciation (depreciation)	2,583	1,233	(3,322)	521
Realized loss	(7,297)	—	—	—
SBA unguaranteed non-affiliate investments, funded	48,473	—	—	—
Foreclosed real estate acquired	(1,654)	—	—	—
Purchase of investments	—	36,940	—	—
Purchase of loans from SBA	6,945	—	—	—
Return of investment	—	(15,000)	—	—
Principal payments received on debt investments	(50,217)	—	—	(47)
Additions to servicing assets	—	—	6,160	—
Fair value, September 30, 2021	$406,581	$242,316	$28,899	$6,921

	Nine Months Ended September 30, 2020
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control Investments	Contingent Consideration Liabilities[1]
Fair value, December 31, 2019	$417,223	$199,694	$24,411	$1,000	$621
Net change in unrealized appreciation (depreciation)	(6,012)	(10,747)	(1,299)	—	—
Realized loss	(5,712)	—	—	—	—
SBA unguaranteed non-affiliate investments, funded	20,619	—	—	—	—
Foreclosed real estate acquired	(646)	—	—	—	—
Purchase of investments	—	18,800	—	—	—
Purchase of loans from SBA	5,522	—	—	—	—
Change in fair value of contingent consideration liabilities	—	—	—	—	54
Payment of contingent consideration	—	—	—	—	(675)
Net accretion of premium/discount	(7)	—	—	—	—
Return of investment	—	(15,996)	—	—	—
Principal payments received on debt investments	(37,698)	(625)	—	—	—
Additions to servicing assets	—	—	1,445	—	—
Fair value, September 30, 2020	$393,290	$191,126	$24,557	$1,000	$—

(1) Included in Accounts Payable, Accrued Expenses and Other Liabilities on the Consolidated Statements of Assets and Liabilities.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2021 and December 31, 2020. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at September 30, 2021 and December 31, 2020.

	Fair Value as of		Weighted	Range
	September 30, 2021	Unobservable Input	Average[1]	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - accrual loans	$379,958	Market yields	4.00%	4.00%	4.00%
		Cumulative prepayment rate	22.00%	22.00%	22.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
SBA unguaranteed non-affiliate investments - non-accrual loans	$26,623	Market yields	4.21%	4.21%	4.21%
		Average cumulative default rate	30.00%	30.00%	30.00%
Controlled equity investments[1]	$216,612	EBITDA multiples-TTM[2]	8.2x	7.00x	9.00x
		EBITDA multiples-NTM[2]	7.3x	6.00x	8.00x
		Revenue multiples[2]	2.79x	1.00x	3.75x
		Weighted average cost of capital[2]	12.76%	11.20%	18.10%
Controlled debt investments	$25,704	Market yields	8.20%	3.80%	12.00%
Non-control equity investments	$1,000	Net asset value	N/A	N/A	N/A
Non-control debt investments	$5,921	Market yields	5.25%	5.25%	5.25%
		Cumulative prepayment rate	75.00%	75.00%	75.00%
		Average cumulative default rate	20.00%	20.00%	20.00%
Servicing assets	$28,899	Market yields	11.24%	11.24%	11.24%
		Cumulative prepayment rate	22.00%	22.00%	22.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
(1) Weighted by relative fair value.
(2) The Company valued $149.7 million of investments using a combination of EBITDA, both trailing twelve months (“TTM”) and next twelve months (“NTM”), and revenue multiples in the overall valuation approach, which included the use of market comparable companies. The Company valued $67.0 million of investments using only discounted cash flows.

	Fair Value as of		Weighted	Range
	December 31, 2020	Unobservable Input	Average[1]	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - accrual loans	$378,329	Market yields	4.00%	4.00%	4.00%
		Cumulative prepayment rate	20.00%	20.00%	20.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
SBA unguaranteed non-affiliate investments - non-accrual loans	$29,419	Market yields	4.34%	4.34%	4.34%
		Average cumulative default rate	30.00%	30.00%	30.00%
Controlled equity investments[1]	$199,342	EBITDA multiples[2]	9.20x	6.00x	10.00x
		Revenue multiples[2]	1.17x	1.0x	2.30x
		Weighted average cost of capital[2]	12.73%	11.10%	18.40%
Controlled debt investments	$19,801	Market yields	9.69%	3.80%	10.00%
Non-control equity investments	$1,000	Net asset value	N/A	N/A	N/A
Non-control debt investments	$5,447	Recent transaction	N/A	N/A	N/A
Servicing assets	$26,061	Market yields	11.24%	11.24%	11.24%
		Cumulative prepayment rate	20.00%	20.00%	20.00%
		Average cumulative default rate	25.00%	25.00%	25.00%

(1) Weighted by relative fair value.
(2) The Company valued $143.7 million of investments using an equal weighting of EBITDA and revenue multiples in the overall valuation approach, which included the use of market comparable companies. The Company valued $55.7 million of investments using only discounted cash flows.

NOTE 7—BORROWINGS:

At September 30, 2021 and December 31, 2020, the Company had borrowings comprised of the following:

	September 30, 2021			December 31, 2020
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed[1]	$150,000	$69,000	2.50%	$150,000	$52,500	2.50%
Capital One line of credit - unguaranteed[1]	—	45,986	3.50%	—	33,839	3.50%
Notes due 2023	—	—	—%	57,500	56,505	6.25%
Notes due 2024	78,250	76,993	5.75%	63,250	61,774	5.75%
Notes due 2025	15,000	14,516	6.85%	5,000	4,735	6.85%
Notes due 2026	115,000	111,948	5.50%	—	—	—%
Notes payable - related parties	50,000	—	2.71%	50,000	24,090	2.74%
Notes payable - Securitization Trusts	177,602	174,876	2.14%	221,752	218,339	2.39%
Total	$585,852	$493,319	3.79%	$547,502	$451,782	3.50%
(1) Total combined commitments of the guaranteed and unguaranteed lines of credit were $150.0 million at September 30, 2021 and December 31, 2020.

On July 26, 2018, our shareholders approved the application of the modified asset coverage requirement as set forth in Section 61(a)(2) of the 1940 Act. As a result, our minimum required asset coverage ratio decreased from 200% to 150%, effective July 27, 2018. As of September 30, 2021, our asset coverage was 173%.

Outstanding borrowings under the 2023 Notes, 2024 Notes, 2025 Notes, 2026 Notes, and Notes payable - Securitization Trusts consisted of the following:

	September 30, 2021				December 31, 2020
	Notes Due 2024	Notes Due 2025	Notes Due 2026	Notes Payable- Securitization Trusts	Notes Due 2023	Notes Due 2024	Notes Due 2025	Notes Payable- Securitization Trusts
Principal balance	$78,250	$15,000	$115,000	$177,602	$57,500	$63,250	$5,000	$221,752
Unamortized deferred financing costs	(1,257)	(484)	(3,052)	(2,726)	(995)	(1,476)	(265)	(3,413)
Net carrying amount	$76,993	$14,516	$111,948	$174,876	$56,505	$61,774	$4,735	$218,339

At September 30, 2021 and December 31, 2020, the carrying amount of the Company’s borrowings under the Capital One lines of credit, Notes payable - related parties and Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

The fair values of the fixed rate 2026 Notes and 2024 Notes are based on the closing public share price on the date of measurement. On September 30, 2021, the closing price of the 2026 Notes was $25.85 per note, or $118.9 million. On September 30, 2021, the closing price of the 2024 Notes was $25.34 per note, or $79.3 million. On December 31, 2020, the closing price of the 2024 Notes was $25.26 per note, or $63.9 million. These borrowings are not recorded at fair value on a recurring basis. The fixed rate 2025 Notes are held at par as of September 30, 2021.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the nine months ended September 30, 2021 and 2020 was $15.2 million and $13.7 million, respectively. Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three months ended September 30, 2021 and 2020 was $5.2 million and $3.9 million, respectively.

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

The Company uses derivative instruments primarily to economically manage the fair value variability of certain fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of September 30, 2021:

		Fair Value		Remaining
Contract Type	Notional	Asset[1]	Liability[1]	Maturity (years)
5-year Swap Futures	$41,791	$304	$—	0.25
(1) Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicated the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives as included in the consolidated statements of operations for the three and nine months ended September 30, 2021:

	Three Months Ended	September 30, 2021	Nine Months Ended	September 30, 2021
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Realized Gain/(Loss)
5-year Swap Futures	$341	$(268)	$304	$(268)

Collateral posted with our futures counterparty is segregated in the Company’s books and records. The Company’s counterparty held cash margin as collateral for derivatives as of September 30, 2021, which is included in restricted cash in the consolidated balance sheets. Interest rate futures are centrally cleared by the Chicago Mercantile Exchange (“CME”) through a futures commission merchant. The Company is required to post initial margin and daily variation margin for interest rate futures that are centrally cleared by CME. CME determines the fair value of our centrally cleared futures, including daily variation margin. Variation margin pledged on the Company’s centrally cleared interest rate futures is settled against the realized results of these futures.

NOTE 9—COMMITMENTS AND CONTINGENCIES:
Operating and Employment Commitments
The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2027. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses.
The following summarizes the Company’s obligations and commitments, as of September 30, 2021 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements[1]	Total
2021	$460	$596	$1,056
2022	1,876	763	2,639
2023	1,928	—	1,928
2024	1,981	—	1,981
2025	2,035	—	2,035
Thereafter	2,354	—	2,354
Total	$10,634	$1,359	$11,993
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
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBC. Maximum borrowings under the Sterling Receivable and Inventory Facility are $35.0 million. The Sterling Receivable and Inventory Facility matures in August 2022 and automatically renews annually. At September 30, 2021, total principal owed by NBC was $8.6 million. In addition, the Company deposited $0.75 million to collateralize the guarantee. At September 30, 2021, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Capital One Facility. Maximum borrowings under the NBL Facility are $75.0 million with an accordion feature to increase maximum borrowings to $150.0 million. The lender’s commitments terminate in November 2022, with all amounts due under the NBL Facility maturing in November 2023. At September 30, 2021, total principal owed by NBL was $29.0 million. At September 30, 2021, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Deutsche Bank Facility. Maximum borrowings under the NBL Deutsche Bank Facility are $100.0 million. The Deutsche Bank Facility matures in March 2023. At September 30, 2021, total principal owed by NBL was $5.7 million. At September 30, 2021, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50.0 million. The Webster Facility matures in November 2023. At September 30, 2021, total principal outstanding was $26.3 million. At September 30, 2021, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At September 30, 2021, the Company had $10.4 million of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

NOTE 10—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

	Nine Months Ended September 30,
	2021	2020
Per share data¹
Net asset value at beginning of period	$15.45	$15.70
Net investment income (loss)	1.07	1.49
Net realized gain on investments	1.69	0.12
Net realized loss on derivative transactions	(0.01)	—
Net unrealized appreciation (depreciation) on investments	0.33	(0.84)
Net unrealized depreciation on servicing assets	(0.15)	(0.06)
Net unrealized depreciation on derivative transactions	0.01	—
Change in deferred taxes	(0.09)	0.14
Net increase in net assets resulting from operations	2.85	0.85
Distributions to common stockholders	(2.10)	(1.58)
Stock-based compensation expense	0.07	0.01
Accretive effect of stock offerings (issuing shares above NAV per share)	0.09	0.17
Accretive effect of shares issued in connection with DRIP (issuing shares above NAV per share)	0.01	—
Dilutive effect of purchase of vested stock for employee payroll tax withholding (purchase of shares above NAV)	(0.03)	—
Dilutive effect of restricted stock awards	(0.14)	—
Other⁴	0.03	(0.02)
Net asset value at end of period	$16.23	$15.13

Per share market value at end of period	$27.73	$18.57
Total return based on market value² ⁷	52.06%	(9.86)%
Total return based on change in NAV³ ⁷	18.64%	6.43%
Shares outstanding at end of period (in thousands)	22,559	21,435

Ratios/Supplemental Data:
Net assets at end of period	$366,020	$324,391
Ratio of expenses to average net assets⁸	21.98%	19.22%
Ratio of net investment income (loss) to average net assets⁸	8.99%	12.93%
Portfolio turnover[6]	152.77%	196.04%
Average debt outstanding	$470,289	$393,023
Average debt outstanding per share	$20.85	$18.34
Asset coverage ratio⁵	173%	183%
Senior securities outstanding	$500,839	$393,158
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
(7) Not annualized.
(8) Annualized for the nine months ended September 30, 2021. Loss on extinguishment of debt has not been annualized.

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

The Board approves the issuance of shares of restricted stock to employees and directors pursuant to the Equity Incentive Plan. These shares generally vest over a one to three year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the Equity Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of September 30, 2021.

Restricted Stock authorized under the plan[1]	1,500,000
Less net restricted stock (granted)/forfeited during:
Year ended December 31, 2016	(120,933)
Year ended December 31, 2017	(5,007)
Year ended December 31, 2018	(93,568)
Year ended December 31, 2019	(6,285)
Year ended December 31, 2020	2,639
Nine months ended September 30, 2021	(184,088)
Restricted stock available for issuance as of September 30, 2021	1,092,758
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

As of September 30, 2021, there was $2.9 million of total unrecognized compensation expense related to unvested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.4 years as of September 30, 2021.

For the three months ended September 30, 2021 and 2020 the Company recognized total stock-based compensation expense of $0.3 million and $0.1 million, respectively. For the nine months ended September 30, 2021 and 2020 the Company recognized total stock-based compensation expense of $1.5 million and $0.4 million, respectively.

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

The following table summarizes the total shares sold and net proceeds received under the Amended 2019 ATM Equity Distribution Agreement:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Shares sold	—	359,819
Net weighted average price per share	$—	$20.40
Net proceeds	$—	$7,342

On June 25, 2020, the Company entered into the 2020 ATM Equity Distribution Agreement. The 2020 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. The company paid the placement agents $0.2 million in compensation during the nine months ended September 30, 2021. As of September 30, 2021, there were 1,546,951 shares of common stock available for sale under the 2020 ATM Equity Distribution Agreement.

The following table summarizes the total shares sold and net proceeds received under the 2020 ATM Equity Distribution Agreement:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Shares sold	430,470	1,022,579
Net weighted average price per share	$20.93	$17.95
Net proceeds	$9,011	$18,334

The Company used the net proceeds for funding investments in debt and equity securities in accordance with its investment objective and strategies.

NOTE 13—EARNINGS PER SHARE:

The following table summarizes the calculations for the net increase in net assets resulting from operations per common share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net increase (decrease) in net assets resulting from operations	$16,614	$(453)	$64,112	$17,761
Weighted average shares outstanding	22,541	21,192	22,468	20,942
Net increase (decrease) in net assets resulting from operations per share	$0.74	$(0.02)	$2.85	$0.85

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

The following table summarizes supplemental cash flow and other information related to our operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$385	$407	$1,169	$1,646
Weighted-average remaining lease term - operating leases	5.60 years	6.35 years	5.60 years	6.35 years
Weighted-average discount rate - operating leases	4.55%	4.76%	4.55%	4.76%
Total lease costs (included in other general and administrative costs on the consolidated statements of operations)	$236	222	$676	$637

The following table represents the maturity of the Company’s operating lease liabilities as of September 30, 2021:

Maturity of Lease Liabilities
2021	460
2022	1,876
2023	1,928
2024	1,981
2025	2,035
Thereafter	2,383
Total future minimum lease payments	$10,663
Less: Imputed interest	$(1,253)
Present value of future minimum lease payments	$9,410

NOTE 15—DIVIDENDS AND DISTRIBUTIONS:

The Company’s dividends and distributions are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions during the nine months ended September 30, 2021 and 2020.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Nine months ended September 30, 2021
February 23, 2021	March 22, 2021	March 31, 2021	$0.50	$11,025	6	$140
May 11, 2021	June 15, 2021	June 30, 2021	$0.70	$15,433	6	$213
August 10, 2021	September 20, 2021	September 30, 2021	$0.90	$19,895	10	$264

Nine months ended September 30, 2020
February 5, 2020	March 18, 2020	March 31, 2020	$0.44	$8,882	18	$224
June 12, 2020	July 15, 2020	July 31, 2020	$0.56	$11,450	13	$235
July 20, 2020	September 21, 2020	September 30, 2020	$0.58	$12,107	13	$231

During the nine months ended September 30, 2021 and 2020, an additional 7,600 and 9,600 shares valued at $213,000 and $173,000, respectively, were issued related to dividends on unvested restricted stock awards.

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

The summarized financial information of our unconsolidated subsidiary is as follows:

Balance Sheets - Newtek Merchant Solutions, LLC	As of September 30, 2021	As of December 31, 2020
Current assets	$23,504	$7,119
Noncurrent assets	17,027	40,264
Total assets	$40,531	$47,383
Current liabilities	6,858	16,594
Noncurrent liabilities	22,750	24,954
Total liabilities	$29,608	$41,548
Total member’s equity	$10,923	$5,835

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Income - Newtek Merchant Solutions, LLC	2021	2020	2021	2020
Revenue	$4,864	$8,914	$15,191	$25,132
Expenses	2,227	5,769	6,873	17,306
Income from operations	$2,637	$3,145	$8,318	$7,826
Interest (expense) income, net	(120)	(151)	(424)	(600)
Income before tax	$2,517	$2,994	$7,894	$7,226

The Company recorded the following related to its investment in NMS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dividend income	$—	$1,700	$—	$7,100
Unrealized depreciation	$—	$—	$—	$(6,250)

Newtek Technology Solutions, Inc.

NTS offers web hosting and eCommerce, managed IT services, secure private cloud hosting, managed backup and disaster recovery, web design and application development, information technology security solutions, and other related services to customers worldwide.

The summarized financial information of our unconsolidated subsidiary is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Newtek Technology Solutions, LLC Statements of Income	2021[1]	2020	2021[1]	2020
Revenue	$7,300	$3,058	$31,546	$9,533
Costs of revenue	4,957	746	17,382	2,243
Expenses	1,701	1,721	11,616	5,881
Income from operations	$642	$591	$2,548	$1,409

Interest expense, net	286	277	848	817
Income before tax	$356	$314	$1,700	$592

(1) On January 1, 2021, the Company contributed its ownership of IPM and SIDCO to NTS, and IPM and SIDCO became subsidiaries of NTS. In July 2021, IPM merged with and into NTS, with NTS as the surviving entity. As a result, the 2021 results for NTS include IPM and SIDCO.

The Company recorded the following related to its investment in NTS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dividend income	$—	$—	$—	$—
Unrealized appreciation (depreciation)	$—	$500	$6,000	$500

NOTE 17—SUBSEQUENT EVENTS:

Common Stock

From September 1, 2021 through November 11, 2021 the Company sold 1,509,290 shares of its common stock at a weighted average price of $27.33 per share under the 2020 ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $41.3 million. As of November 11, 2021, there were 37,661 shares of common stock available for sale under the 2020 ATM Equity Distribution Agreement.

Dividends

On October 20, 2021, the Company declared a third quarter 2021 cash dividend of $1.05 per share, which is payable on December 30, 2021 to shareholders of record as of December 20, 2021.

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
Nine Months Ended September 30, 2021

Portfolio Company	Type of Investment[1]	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income[3]	Fair Value at December 31, 2020	Gross Additions[4]	Gross Reductions[5]	Fair Value at September 30, 2021
Automated Merchant Services, Inc.	100% Common Stock[2]	—	—	—	—	—	—	—

CDS Business Services, Inc.	100% Common Stock[2]	—	—	—	—	—	—	—
	Line of Credit (10%)	—	(6,540)	745	5,900	10,440	(6,540)	9,800

Newtek Technology Solutions, Inc.[7]	100% Common Stock[2]	—	6,000	—	30,000	6,000	—	36,000
	Line of Credit (10%)	—	—	821	10,821	—	—	10,821
	Line of Credit (Prime + 0.5%)[6]	—	—	21	750	—	—	750
	Line of Credit (Prime + 0.5%)[6]	—	—	6	225	—	—	225

Newtek Insurance Agency, LLC	100% Membership Interest[2]	—	(950)	—	2,150	950	(950)	2,150

PMTWorks Payroll, LLC	100% Membership Interest[2]	—	1,500	—	—	500	(500)	—
	Term Loans (10%-12%)[2]	—	—	—	—	2,000	—	2,000

Small Business Lending, LLC	100% Membership Interest[2]	—	(5,650)	—	9,650	—	(5,650)	4,000
	Term Loan (10%)	—	—	30	400	—	—	400

banc-serv Partners, LLC	100% Membership Interest[2]	—	—	—	—	—	—	—

Newtek Merchant Solutions, LLC	100% Membership Interest	—	—	—	111,500	—	—	111,500

Titanium Asset Management, LLC	100% Membership Interest[2]	—	—	—	—	—	—	—
	Term Loan (10%)[2]	—	3	—	655	4	(1)	658

Newtek Business Lending, LLC	100% Membership Interest[2]	—	5,870	—	43,542	30,920	(15,000)	59,462

Newtek Conventional Lending, LLC	50% Membership Interest	—	527	51	20,028	765	(193)	20,600

Mobil Money, LLC	100% Membership Interest	—	1,000	—	2,500	1,000	—	3,500

Portfolio Company	Type of Investment[1]	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income[3]	Fair Value at December 31, 2020	Gross Additions[4]	Gross Reductions[5]	Fair Value at September 30, 2021
POS on Cloud, LLC	50.1% Membership Interest[2]	—	—	—	—	—	—	—
	Term Loan (10%)	—	—	80	1,050	—	—	1,050

Excel WebSolutions LLC	Term Loans (10%)[2]	—	—	—	—	—	—	—
	100% Membership Interest[2]	—	—	—	—	—	—	—

Total Controlled Investments		$—	$1,760	$1,754	$239,171	$52,579	$(28,834)	$262,916

Non-Control Investments
EMCAP Loan Holdings, LLC	4.67% Membership Interest	—	—	70	1,000	—	—	1,000

Total Affiliate Investments		$—	$1,760	$1,824	$240,171	$52,579	$(28,834)	$263,916

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
(6) Index based floating rate debt investments bear interest at rate of Prime plus a contractual spread which typically resets monthly. At September 30, 2021, the Prime rate in effect was 3.25%.
(7) On January 1, 2021, the Company contributed its ownership of IPM and SIDCO to NTS, and IPM and SIDCO became subsidiaries of NTS. In July 2021, IPM merged with and into NTS, with NTS as the surviving entity. As a result, the Schedule of Investments in and Advances to Affiliates shows IPM and SIDCO within NTS.

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
•our tax and accounting treatment as a C Corporation if we convert to a bank holding company;
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
•the impact of fluctuations in interest rates on our business including as a result of the decommissioning of LIBOR and implementation of alternatives to LIBOR;
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
•the ability of our SBA 7(a) borrowers to pay principal and interest, including after any deferment period granted by NSBF; and
•the ability to enter into and/or maintain joint ventures or other financing arrangements.

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

On August 2, 2021, the Company entered into the Stock Purchase Agreement to acquire all of the issued and outstanding stock of NBNYC. This acquisition is part of a plan to reposition the Company as a bank holding company that intends to elect financial holding company status, and is subject to Regulatory Approvals and the approval of the Company’s shareholders to withdraw the Company’s election as a BDC under the 1940 Act. The transaction is currently expected to close during the third quarter of 2022. The consideration payable by the Company at closing will be $20.0 million in cash, subject to certain adjustments. In addition, the Stock Purchase Agreement contemplates that, as of the closing and subject to Regulatory Approvals, NBNYC will dividend to the NBNYC selling shareholders (“Sellers”) both NBNYC’s owned property in Flushing, New York and cash in the amount equal to the excess, if any, of NBNYC’s tangible common equity as of the closing date over $20.0 million. The Stock Purchase Agreement contains certain customary representations and warranties made by each party. The Company and the Sellers have the right to terminate the Stock Purchase Agreement under certain circumstances, including if the purchase has not occurred on or prior to November 2, 2022 or if the requisite applications and Regulatory Approvals have been denied. If the Stock Purchase Agreement is terminated in certain circumstances specified therein, the Company may be required to pay NBNYC a fee of $0.2 million.

Following the closing of the transaction, the Company intends to operate as a bank holding company. Specifically, subject to certain Regulatory Approvals, the Company intends to contribute certain of its wholly-owned lending portfolio companies to NBNYC, and to provide a centralized lending operations through NBNYC. The Company intends to further develop the Company’s current patented technology, which the Company intends to complement its proposed banking offerings, subject to Regulatory Approvals, The Company also intends to retain its current board of directors and management, as supplemental by additional personnel with banking experience. However, there can be no assurances that the Company will close the transaction, receive the required Regulatory Approvals, or that the Company will be able to successfully operate as a bank holding company.

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
Wilshire New York Advisers II, LLC
Wilshire New York Partners III, LLC
Wilshire Partners, LLC
Exponential Business Development Co., Inc.
Newtek Commercial Lending, Inc.
Newtek LSP Holdco, LLC
Newtek Business Services Holdco 1, Inc. (surviving entity of January 2021 merger with Newtek Business Services Holdco 2, Inc.)
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
However, as part of our plan to reposition ourself as a bank holding company that intends to elect financial holding company status, and if we receive the required Regulatory Approvals, and our shareholders' approval to withdraw the Company's election as a business development company as required under the 1940 Act, we will no longer be subject to the investment restrictions under the 1940 Act, and no longer qualify as a RIC under the Code. See "Risk Factors - Risks of Converting to a Bank Holding Company."

Our common shares are currently listed on the Nasdaq Global Market under the symbol “NEWT”.

NSBF, a nationally licensed SBA lender under the federal Section 7(a) loan program, has been granted PLP status and originates, sells and services SBA 7(a) loans and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender with PLP status allows NSBF to expedite the origination of loans since NSBF is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status would adversely impact our marketing efforts and ultimately our loan origination volume, which would negatively impact our results of operations.

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

On March 27, 2020, the CARES Act was signed into law in response to the COVID-19 pandemic and established the PPP. NSBF participated in the PPP and funded the balance of its PPP loans by the end of July 2021. NSBF has redeployed resources used to originate PPP loans to the origination of SBA 7(a) loans. Income earned in connection with the PPP should not be viewed as recurring.

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization and in response to the outbreak, management instituted a work from home policy until it is deemed safe to return to the office.

We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel. In addition, while economic activity remains healthy and well improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States.

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

	Price Range		NAV[1]	Premium of High Sales Price to NAV[2]	Premium of Low Sales Price to NAV[2]
	High	Low
2019
Third Quarter	$23.99	$20.21	$15.41	56%	31%
Fourth Quarter	$23.73	$20.75	$15.70	51%	32%

2020
First Quarter	$23.09	$7.59	$15.00	54%	(49)%
Second Quarter	$18.84	$9.03	$15.66	20%	(42)%
Third Quarter	$20.50	$16.73	$15.13	35%	11%
Fourth Quarter	$19.82	$16.24	$15.45	28%	5%

2021
First Quarter	$28.63	$18.77	$16.28	76%	15%
Second Quarter	$38.78	$26.41	$16.38	137%	61%
Third Quarter	$36.41	$24.07	$16.23	124%	48%
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

Revenues

We generate revenue in the form of interest, dividend, servicing and other fee income on debt and equity investments. Our debt investments typically have terms of 10 to 25 years and bear interest at prime plus a margin. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We receive servicing income related to the guaranteed portions of SBA investments which we originate and sell into the secondary market. These recurring fees are earned daily and recorded when earned. In addition, we may generate revenue in the form of packaging, prepayment, legal and late fees. We record such fees related to loans as other income. Dividends are recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income is recorded at the time dividends are declared. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income, return of capital or realized gain. In addition, under the PPP that began in the second quarter of 2020 and concluded during the third quarter of 2021, the SBA reimbursed the Company for originating loans and such SBA reimbursements are included as interest income on PPP loans. Income earned in connection with the PPP should not be viewed as recurring. NSBF funded the balance of its PPP loans by the end of July 2021. NSBF has redeployed resources used to generate PPP loans to the origination of SBA 7(a) loans.

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
Guarantees
The Company is a guarantor on the Sterling Receivable and Inventory Facility at NBC. Maximum borrowings under the Sterling Receivable and Inventory Facility are $35.0 million. The Sterling Receivable and Inventory Facility matures in August 2022 and automatically renews annually. At September 30, 2021, total principal owed by NBC was $8.6 million. In addition, the Company deposited $0.75 million to collateralize the guarantee. At September 30, 2021, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Capital One Facility and NBL Deutsche Bank Facility. Maximum borrowings under the NBL Capital One Facility are $75.0 million with an accordion feature to increase maximum borrowings to $150.0 million. The lenders’ commitments terminate in November 2022, with all amounts due under the NBL Capital One Facility maturing in November 2023. Maximum borrowings under the NBL Deutsche Bank facility $100.0 million with a maturity date in March 2023. At September 30, 2021, total principal owed by NBL was $34.7 million. At September 30, 2021, the Company determined that it is not probable that payments would be required to be made under these guarantees.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50.0 million. The Webster Facility matures in November 2023. At September 30, 2021, total principal outstanding was $26.3 million. At September 30, 2021, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Newtek Conventional Lending, LLC (NCL)

We established a 50/50 joint venture, NCL, between Newtek Commercial Lending, Inc., a wholly-owned subsidiary of Newtek, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq:TCPC). NCL provided non-conforming conventional commercial and industrial term loans to U.S. middle-market companies and small businesses. NCL ceased funding new loans during 2020 due to the COVID-19 pandemic. Refer to NOTE 3—INVESTMENTS for selected financial information and a schedule of investments of NCL as of September 30, 2021. The Company anticipates relaunching its non-conforming conventional commercial loan program during the second half of 2021 through new joint venture partnerships.

Unfunded Commitments

At September 30, 2021, the Company had $10.4 million of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

Loan Portfolio Asset Quality and Composition
The following tables set forth distributions of the cost basis of the Company’s SBA 7(a) loan portfolio at September 30, 2021 and December 31, 2020, respectively, in thousands. The tables include loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at September 30, 2021 and December 31, 2020 is $18.5 million and $16.9 million, respectively.

Distribution by Business Type

As of September 30, 2021
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	2,042	$336,047	$165	80.7%
Business Acquisition	317	58,657	207	14.1%
Start-Up Business	235	21,944	96	5.3%
Total	2,594	$416,649	$161	100.0%

As of December 31, 2020
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	1,850	$342,636	$185	81.5%
Business Acquisition	275	56,797	207	13.5%
Start-Up Business	222	20,965	96	5.0%
Total	2,347	$420,398	$179	100.0%
Distribution by Borrower Credit Score

September 30, 2021
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	17	$3,782	$222	0.9%
551 to 600	58	15,298	264	3.7%
601 to 650	296	59,981	203	14.4%
651 to 700	739	117,170	159	28.2%
701 to 750	848	131,014	154	31.4%
751 to 800	555	80,997	146	19.4%
801 to 850	78	8,307	107	2.0%
Not available	3	99	33	0.0%
Total	2,594	$416,649	$161	100.0%

December 31, 2020
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	19	$4,038	$213	1.0%
551 to 600	61	16,435	269	3.9%
601 to 650	316	64,564	204	15.4%
651 to 700	704	119,077	169	28.3%
701 to 750	717	125,217	175	29.8%
751 to 800	462	82,507	179	19.6%
801 to 850	65	8,451	130	2.0%
Not available	3	109	36	0.0%
Total	2,347	$420,398	$179	100.0%

Distribution by Primary Collateral Type

September 30, 2021
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	983	$219,046	$223	52.6%
Machinery and Equipment	424	75,374	178	18.1%
Accts Receivable and Inventory	296	46,252	156	11.1%
Residential Real Estate	608	41,060	68	9.9%
Other	94	28,430	302	6.8%
Unsecured	147	3,919	27	0.9%
Furniture and Fixtures	28	1,670	60	0.4%
Liquid Assets	14	897	64	0.2%
Total	2,594	$416,649	$161	100.0%

December 31, 2020
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	933	$218,958	$235	52.1%
Machinery and Equipment	403	78,356	194	18.6%
Residential Real Estate	259	44,270	171	10.5%
Accounts Receivable and Inventory	500	39,406	79	9.4%
Other	89	30,653	344	7.3%
Unsecured	124	5,421	44	1.3%
Furniture and Fixtures	25	1,695	68	0.4%
Liquid Assets	14	1,639	117	0.4%
Total	2,347	$420,398	$179	100.0%
Distribution by Days Delinquent

September 30, 2021
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Current	2,261	$329,898	$145,908	79.2%
1 to 30 days	84	16,270	193,686	3.9%
Accrual
Current	2,345	$346,169	$148	83.0%
31 to 60 days	43	8,968	209	2.2%
61 to 90 days	—	—	—	—%
91 days or greater	42	10,678	254	2.6%
Non-accrual	164	50,834	310	12.2%
Total	2,594	$416,649	$161	100.0%

December 31, 2020
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Accrual
Current	2,071	$340,756	$165	81.1%
31 to 60 days	62	12,679	205	3.0%
61 to 90 days	—	—	—	—%
91 days or greater	32	11,520	360	2.7%
Non-accrual	182	55,443	305	13.2%
Total	2,347	$420,398	$179	100.0%

Consolidated Results of Operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code.
Comparison of the three months ended September 30, 2021 and 2020
Investment Income

(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Change
Investment income:
Interest income - PPP loans	$269	$3,085	$(2,816)
Interest income - SBA 7(a) loans	7,725	6,357	1,368
Interest income - non-control investments	126	107	19
Dividend income	23	2,265	(2,242)
Servicing income	2,819	2,875	(56)
Other income	1,446	240	1,206
Total investment income	$12,408	$14,929	$(2,521)

Interest Income
The Company began earning interest income from PPP loans in the second quarter of 2020 under the CARES Act, which allowed NSBF, as an SBA 7(a) lender, to originate loans under the PPP. Under the PPP, SBA 7(a) lenders were automatically approved to extend 100% federally guaranteed PPP loans to certain small businesses. During the three months ended September 30, 2021, NSBF originated $6.4 million of PPP loans resulting in $0.3 million of fees generated. Pursuant to the PPP, the interest rate on PPP loans is capped at 1.0%. For PPP loans made on or after December 27, 2020, SBA paid lenders fees based on the balance of the financing outstanding at the time of disbursement of the loan, for processing PPP loans in the following amounts: (i) for loans of not more than $50,000, an amount equal to the lesser of fifty (50) percent or $2,500; (ii) five (5) percent for loans of more than $50,000 and not more than $350,000; (iii) three (3) percent for loans of more than $350,000 and less than $2,000,000; and (iv) one (1) percent for loans of at least $2,000,000. Such SBA reimbursements are included in Interest Income - PPP loans. Income earned in connection with the PPP should not be viewed as recurring. NSBF funded the balance of its PPP loans by the end of July 2021. NSBF has redeployed the resources used to generate PPP loans to the origination of SBA 7(a) loans.
The decrease in interest income on PPP loans was attributable to the decrease in the volume of PPP loans originated during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in interest income on SBA 7(a) loans was attributable to an increase in the average outstanding performing portfolio of SBA non-affiliate investments to $413.7 million from $359.1 million for the three months ended September 30, 2021 and 2020, respectively. The increase in the average outstanding accrual portfolio resulted from the origination of new SBA non-affiliate investments period over period.
The interest income on non-control investments is attributable to interest on one loan purchased from NBL, a wholly-owned controlled portfolio company, in September of 2020. The Company is not affiliated with the borrower of the loan.

Dividend Income

Dividend income was earned from the following portfolio companies for the three months ended September 30, 2021 and 2020:

(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Change
Newtek Merchant Solutions, LLC (NMS)	$—	$1,700	$(1,700)
International Professional Marketing, Inc. (IPM)[1]	—	125	(125)
SIDCO, LLC[1]	—	175	(175)
Newtek Conventional Lending, LLC	—	234	(234)
EMCAP Loan Holdings, LLC	23	31	(8)
Total dividend income	$23	$2,265	$(2,242)
(1) On January 1, 2021, IPM and SIDCO became subsidiaries of NTS. In July 2021, IPM merged with and into NTS, with NTS as the surviving entity.
Dividend income is dependent on portfolio company earnings and portfolio company capital investment objectives and opportunities. Current quarter and historical dividend income may not be indicative of future period dividend income, particularly in light of the COVID-19 pandemic. See “COVID-19 Developments.”
NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the three months ended September 30, 2021 and 2020:

(in thousands):	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Change
Total NSBF originated servicing portfolio	$1,839,239	$1,675,217	$164,022
Total average NSBF originated portfolio earning servicing income	$1,152,909	$1,109,271	$43,638
Total servicing income earned	$2,819	$2,875	$(56)
The servicing portfolio and related servicing income was relatively flat period over period. The 2% decrease in servicing income resulted from the reversal of servicing income related to loans transferred to non-accrual status during the third quarter of 2021, offset by a 4% increase in total portfolio investments for which we earn servicing income period over period.

Other Income

Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The increase was related to an increase in legal, prepayment and packaging fees earned as a result of the higher volume of SBA 7(a) loans originated of $163.9 million compared to $13.0 million for the three months ended September 30, 2021 and 2020, respectively. As a result of the uncertain economic impact to U.S. small businesses created by the COVID-19 pandemic, the Company temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans beginning in March 2020 through July 2021, when NSBF funded the balance of its PPP loans. NSBF has redeployed the resources used to generate PPP loans to the origination of SBA 7(a) loans.

Expenses:

(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Change
Salaries and benefits	$2,351	$3,669	$(1,318)
Interest	5,177	3,939	1,238
Depreciation and amortization	72	93	(21)
Professional fees	1,418	651	767
Origination and loan processing	4,586	1,120	3,466
Origination and loan processing - related party	3,177	2,705	472
Other general and administrative costs	2,322	1,082	1,240
Total expenses	$19,103	$13,259	$5,844

Salaries and Benefits

The decrease in salaries and benefits was attributable to a decrease in salaries and bonuses and related accruals during the third quarter of 2021.

Interest Expense
The following is a summary of interest expense by facility for the three months ended September 30, 2021 and 2020:

(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Change
Notes payable - Securitization Trusts	$1,297	$1,579	$(281)
Bank notes payable	486	322	164
Notes due 2023	—	1,016	(1,016)
Notes due 2024	1,238	1,015	223
Notes due 2025	286	—	286
Notes due 2026	1,760	—	1,760
Notes payable - related parties	109	7	102
Total interest expense	$5,176	$3,939	$1,237

The increase in interest expense period over period is primarily from additional interest on the Notes due 2026 of $1.8 million. In addition, there was additional interest expense on the 2025 and 2024 Notes of $0.3 million and $0.2 million, respectively.The increase was partially offset by the redemption of the 2023 Notes on February 22, 2021 which resulted in a reduction of $1.0 million of interest expense, and a decrease of $0.3 million in interest on Notes payable - Securitization Trusts related to a decrease in the average outstanding balance and interest rates period over period.

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

Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains (losses) from SBA non-affiliate investments for the three months ended September 30, 2021 and 2020 were a net realized gain of $19.3 million and net realized loss of $0.7 million, respectively. This included realized losses of $3.2 million and $2.4 million, respectively.

Net Realized Gains on SBA 7(a) Non-Affiliate Investments

	Three Months Ended
	September 30, 2021		September 30, 2020
	# of Debt Investments	$ Amount (in thousands)	# of Debt Investments	$ Amount (in thousands)
SBA non-affiliate investments originated during the quarter	218	$163,929	9	$12,958
SBA guaranteed non-affiliate investments sold during the quarter	205	$148,092	16	$11,826
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$22,437	—	$1,647
Average sale price as a percent of principal balance[1]	—	113.04%	—	111.79%
(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

As a result of the uncertain economic impact to U.S. small businesses created by the COVID-19 pandemic, the Company’s Executive Committee and Lending Team temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans beginning in March 2020, resulting in a higher volume of SBA 7(a) loans for the three months ended September 30, 2021 compared to 2020 as NSBF has redeployed resources used to generate PPP loans to the origination of SBA 7(a) loans.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Change
Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments	$123	$(111)	$234
Net unrealized appreciation on SBA unguaranteed non-affiliate investments	998	132	866
Net unrealized appreciation (depreciation) on controlled investments	7,305	(285)	7,590
Change in deferred taxes	(2,843)	70	(2,913)
Net unrealized appreciation on derivative instruments	341	—	341
Net unrealized depreciation on non-control investments	(3)	—	(3)
Total net unrealized appreciation (depreciation) on investments	$5,921	$(194)	$6,115

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

Net Unrealized Appreciation (Depreciation) on Controlled Investments

Unrealized appreciation (depreciation) was derived from the following portfolio companies for the three months ended September 30, 2021 and 2020:

(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Change
Mobil Money, LLC	1,000	—	1,000
Newtek Technology Solutions, Inc.[1]	4,500	—	4,500
CDS Business Services, Inc.	(3,540)	—	(3,540)
PMTWorks Payroll, LLC	1,500	(35)	1,535
Newtek Insurance Agency, LLC	(950)	—	(950)
Newtek Business Lending, LLC	4,500	—	4,500
Newtek Conventional Lending, LLC	296	(250)	546
Titanium Asset Management LLC	(1)	—	(1)
Total net unrealized appreciation (depreciation) on controlled investments	$7,305	$(285)	$7,590
(1) On January 1, 2021, IPM and SIDCO became subsidiaries of NTS and as a result the valuation of NTS and related unrealized appreciation represents that of the combined entity. In July 2021, IPM merged with and into NTS, with NTS as the surviving entity.

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the three months ended September 30, 2021 and 2020, we recognized a provision for deferred taxes of $2.8 million and $0.07 million, respectively, related to the net unrealized appreciation and depreciation of controlled portfolio company investments.

Comparison of the nine months ended September 30, 2021 and 2020
Investment Income

(in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Change
Investment income:
Interest income - PPP loans	$49,989	$37,742	$12,247
Interest income - SBA 7(a) loans	21,031	20,805	226
Interest income - non-control investments	374	107	267
Dividend income	121	8,955	(8,834)
Servicing income	8,346	8,367	(21)
Other income	3,829	1,449	2,380
Total investment income	$83,690	$77,425	$6,265
Interest Income
The Company began earning interest income from PPP loans in the second quarter of 2020 under the CARES Act. Under the PPP, SBA 7(a) lenders were automatically approved to extend 100% federally guaranteed PPP loans to certain small businesses. During the nine months ended September 30, 2021, NSBF originated $0.7 billion of PPP loans resulting in $50.0 million of fees generated. Pursuant to the PPP, the interest rate on PPP loans is capped at 1.0%. For PPP loans made on or after December 27, 2020, SBA will pay lenders fees based on the balance of the financing outstanding at the time of disbursement of the loan, for processing PPP loans in the following amounts: (i) for loans of not more than $50,000, an amount equal to the lesser of fifty (50) percent or $2,500; (ii) five (5) percent for loans of more than $50,000 and not more than $350,000; (iii) three (3) percent for loans of more than $350,000 and less than $2,000,000; and (iv) one (1) percent for loans of at least $2,000,000. Such SBA reimbursements are included in Interest Income - PPP loans. Income earned in connection with the PPP should not be viewed as recurring. NSBF funded the balance of its PPP loans by the end of July 2021. NSBF has redeployed the resources used to generate PPP loans to the origination of SBA 7(a) loans.
The increase in interest income on PPP loans was attributable to the higher volume of PPP loans originated during the nine months ended September 30, 2021 compared to the first half of 2020, which included only a partial period in 2020 as the Company began earning PPP income in April 2020. The increase in interest income from SBA 7(a) loans was attributable to the average outstanding accrual portfolio of SBA non-affiliate investments increasing to $405.1 million from $371.0 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was partially offset by decrease in the average Prime Rate in effect on our portfolio from 3.75% to 3.25% over the twelve month period. The increase in the average outstanding accrual portfolio resulted from the origination of new SBA non-affiliate investments period over period.

Dividend Income

Dividend income was earned from the following portfolio companies for the nine months ended September 30, 2021 and 2020:

(in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Change
Newtek Merchant Solutions, LLC (NMS)	$—	$7,100	$(7,100)
International Professional Marketing, Inc. (IPM)[1]	—	275	(275)
SIDCO, LLC[1]	—	675	(675)
Newtek Conventional Lending, LLC	51	834	(783)
EMCAP Loan Holdings, LLC	70	71	(1)
Total dividend income	$121	$8,955	$(8,834)
(1) On January 1, 2021, IPM and SIDCO became subsidiaries of NTS. In July 2021, IPM merged with and into NTS, with NTS as the surviving entity.

Dividend income is dependent on portfolio company earnings and portfolio company capital investment objectives and opportunities. Current year and historical dividend income may not be indicative of future period dividend income, particularly in light of the COVID-19 pandemic. See “COVID-19 Developments.”
NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the nine months ended September 30, 2021 and 2020:

(in thousands):	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Change
Total NSBF originated servicing portfolio	$1,839,239	$1,675,217	$164,022
Total average NSBF originated portfolio earning servicing income	$1,126,181	$1,119,159	$7,022
Total servicing income earned	$8,346	$8,367	$(21)
Servicing income was relatively flat period over period. The 0.3% increase in servicing income related to the transfer of loans from non-accrual to accrual status in the first half of 2021, as well as higher SBA 7(a) guarantee percentage being serviced, offset by a 1% reduction in servicing increase from a decrease in the total portfolio investments for which we earn servicing income period over period.

Other Income

Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The increase was related to an increase in legal, prepayment and packaging fees earned as a result of the higher volume of SBA 7(a) loans originated of $362.6 million compared to $83.1 million for the nine months ended September 30, 2021 and 2020, respectively. As a result of the uncertain economic impact to U.S. small businesses created by the COVID-19 pandemic, the Company temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans beginning in March 2020 through the conclusion of round one of the PPP during 2020.

Expenses:

(in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Change
Salaries and benefits	$12,727	$10,856	$1,871
Interest	15,217	13,727	1,490
Depreciation and amortization	236	312	(76)
Professional fees	3,465	2,822	643
Origination and loan processing	10,555	5,666	4,889
Origination and loan processing - related party	10,830	8,438	2,392
Change in fair value of contingent consideration liabilities	—	54	(54)
Loss on extinguishment of debt	955	—	955
Other general and administrative costs	5,663	4,415	1,248
Total expenses	$59,648	$46,290	$13,358

Salaries and Benefits

The increase in salaries and benefits was attributable to an increase in salaries and bonuses and related accruals during the second quarter of 2021 as a result of an increase in staffing for the PPP and SBA 7(a) programs.

Interest Expense
The following is a summary of interest expense by facility for the nine months ended September 30, 2021 and 2020:

(in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Change
Notes payable - Securitization Trusts	$4,002	$6,298	$(2,296)
Bank notes payable	1,142	1,041	101
Notes due 2023	549	3,047	(2,498)
Notes due 2024	3,488	3,042	446
Notes due 2025	848	—	848
Notes due 2026	4,913	—	4,913
Notes payable - related parties	275	298	(23)
Total interest expense	$15,217	$13,726	$1,491

The increase in interest expense period over period is primarily from additional interest on the Notes due 2026 of $4.9 million. In addition, there was additional interest expense on the 2025 and 2024 Notes of $0.8 million and $0.4 million, respectively. The increase was partially offset by the redemption of the 2023 Notes on February 22, 2021 which resulted in a reduction of $2.5 million of interest expense, and a decrease of $2.3 million in interest on Notes payable - Securitization Trusts related to a decrease in the average outstanding balance and interest rates period over period.

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
Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains from SBA non-affiliate investments for the nine months ended September 30, 2021 and 2020 were $38.1 million and $2.6 million, respectively, which included realized losses of $7.3 million and $5.7 million, respectively.

Net Realized Gains on SBA Non-Affiliate Investments

	Nine Months Ended
	September 30, 2021		September 30, 2020
	# of Debt Investments	$ Amount (in thousands)	# of Debt Investments	$ Amount (in thousands)
SBA non-affiliate investments originated	499	$362,568	96	$83,149
SBA guaranteed non-affiliate investments sold	454	$293,381	101	$68,601
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$45,376	—	$8,289
Average sale price as a percent of principal balance[1]	—	113.38%	—	109.98%
(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

As a result of the uncertain economic impact to U.S. small businesses created by the COVID-19 pandemic, the Company’s Executive Committee and Lending Team temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans beginning in March 2020, resulting in a higher volume of SBA 7(a) loans for the nine months ended September 30, 2021 compared to 2020 as NSBF has redeployed the resources used to generate PPP loans to the origination of SBA 7(a) loans in 2021.

Net Unrealized Appreciation (Depreciation) on Investments

(in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Change
Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments	$2,533	$(494)	$3,027
Net unrealized appreciation (depreciation) on SBA unguaranteed non-affiliate investments	2,583	(6,012)	8,595
Net unrealized appreciation (depreciation) on controlled investments	1,760	(11,156)	12,916
Net unrealized appreciation on derivative transactions	304	—	304
Change in deferred taxes	(2,120)	3,010	(5,130)
Net unrealized appreciation on non-control/non-affiliate investments	521	—	521
Total net unrealized appreciation (depreciation) on investments	$5,581	$(14,652)	$20,233

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

Net Unrealized Appreciation (Depreciation) on Controlled Investments

Unrealized appreciation (depreciation) was derived from the following portfolio companies for the nine months ended September 30, 2021 and 2020:

(in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Change
Newtek Merchant Solutions, LLC (NMS)	$—	$(6,250)	$6,250
Newtek Technology Solutions, Inc. (NTS)[1]	6,000	500	5,500
CDS Business Services, Inc.	(6,540)	(750)	(5,790)
PMTWorks Payroll, LLC	1,500	(120)	1,620
Small Business Lending, LLC	(5,650)	(2,802)	(2,848)
Newtek Insurance Agency, LLC	(950)	—	(950)
Newtek Business Lending, LLC	5,870	—	5,870
Newtek Conventional Lending, LLC	527	(410)	937
Titanium Asset Management LLC	3	(75)	78
Mobil Money, LLC	1,000	(1,250)	2,250
Total net unrealized appreciation (depreciation) on controlled investments	$1,760	$(11,157)	$12,917
(1) On January 1, 2021, IPM and SIDCO became subsidiaries of NTS and as a result, the year ended December 31, 2020 valuation of NTS and related unrealized appreciation represents that of the combined entity. In July 2021, IPM merged with and into NTS, with NTS as the surviving entity.

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the nine months ended September 30, 2021 and 2020, we recognized a provision for deferred taxes of $2.1 million and $3.0 million related to the net unrealized appreciation of controlled portfolio company investments, respectively.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Capital One Facility, Notes payable - related parties, 2024 Notes, 2025 Notes, 2026 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, including “at-the-market”, or ATM, and private offerings of securities. On July 26, 2018, our shareholders approved the application of the modified asset coverage requirement as set forth in Section 61(a)(2) of the 1940 Act. As a result, our minimum required asset coverage ratio decreased from 200% to 150%, effective July 27, 2018. As of September 30, 2021, our asset coverage was 173% based on $500.8 million of aggregate principal amount of senior securities outstanding.

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

On June 25, 2020, the Company entered into the 2020 ATM Equity Distribution Agreement. The 2020 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. From inception through September 30, 2021, we sold 430,470 shares of our common stock at a weighted average price of $20.93 per share. Proceeds, net of offering costs and expenses were $9.0 million. The company paid the placement agents $0.2 million in compensation during the nine months ended September 30, 2021. As of September 30, 2021, there were 1,546,951 shares of common stock available for sale under the 2020 ATM Equity Distribution Agreement. For more information, see “Recent Developments.”

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

The 2026 Notes will mature on February 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after February 1, 2022, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price equal to the following amounts, plus accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed plus (2) the sum of the present value of the scheduled payments of interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed from the redemption date until February 1, 2023, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points; provided, however, that if the Company redeems any 2026 Notes on or after February 1, 2023 (the date falling three years prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The 2026 Notes bear interest at a rate of 5.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2021, and trade on the Nasdaq Global Market under the trading symbol “NEWTZ.” At September 30, 2021, the Company was in compliance with all covenants related to the 2026 Notes.

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

The 2024 Notes will mature on August 1, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after August 1, 2021, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 5.75% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year, commencing on November 1, 2019, and trade on the Nasdaq Global Market under the trading symbol “NEWTL.” At September 30, 2021, the Company was in compliance with all covenants related to the 2024 Notes.

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

The Base Indenture, and each supplemental indenture thereto, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B)

of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by each supplemental indenture thereto. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. At September 30, 2021, the Company was in compliance with all covenants related to the Notes.

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

At September 30, 2021, there was $46.0 million and $69.0 million outstanding under the unguaranteed and guaranteed lines of credit, respectively. At September 30, 2021, we were in full compliance with all applicable loan covenants.
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

At September 30, 2021, the Related Party RLOC interest rate was 2.71%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings due to NMS at September 30, 2021 were $0.0 million.

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

PPP Loan Participations

Beginning in April 2020, NSBF engaged in the origination of PPP loans. To facilitate NSBF’s involvement as a lender in the PPP, during the second quarter of 2020, NSBF entered into PPP loan participation agreements where NSBF originated PPP loans and sold 90% participating interests to the Participants. The participations were sold at par due to the short term maturity of the loans. NSBF and the Participants share proportionally in all interest and principal payments made on the loans. Subsequently, UBS, Stifel and Amalgamated amended their participation agreements with NSBF to allow the banks purchase up to 100% participation interests in certain of the PPP loans originated by NSBF. In connection with the amendments, UBS, Stifel, and Amalgamated purchased the remaining 10% participation interests in their participation loans, bringing their participation interests to 100%, while Morgan Stanley continues to hold 90% participation interests as of September 30, 2021. In total, during the nine months ended September 30, 2021, NSBF sold participations in $729.0 million of PPP loans and continues to hold the PPP loan notes and the PPP loan documents in order to service the loans and facilitate the PPP loan forgiveness process. The servicing liability in connection with the PPP loans was deemed immaterial. PPP loan origination fees are recognized as interest income on sale of PPP loan participations.

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

Congress enacted the Economic Aid Act on December 27, 2020, which, among other things, provided funding for PPP loans. On March 25, 2021, Congress passed the PPP Extension Act of 2021, which extended the PPP through May 31, 2021. During the duration of the PPP through December 31, 2020, NSBF funded approximately 10,570 PPP loans totaling $1.2 billion, with an additional $0.7 billion funded during nine months ended ended September 30, 2021. For more information, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Executive Summary.” NSBF funded the balance of its PPP loans by the end of July 2021. NSBF has redeployed the resources used to generate PPP loans to the origination of SBA 7(a) loans. Income earned in connection with the PPP should not be viewed as recurring.

Cash Flows and Liquidity
As of September 30, 2021, the Company’s unused sources of liquidity consisted of $25.1 million available through the Capital One facility; $29.4 million available through notes payable with related parties; and $20.2 million in unrestricted cash.

Restricted cash of $182.9 million as of September 30, 2021 is primarily held by NSBF. The majority, or $181.9 million of restricted cash includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants.

The Company generated and used cash as follows:

(in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net cash provided by operating activities	$151,700	$76,292
Net cash used in investing activities	—	(10)
Net cash used in financing activities	(19)	(63,012)
Net increase in cash and restricted cash	151,681	13,270
Cash and restricted cash, beginning of period	51,425	33,207
Cash and restricted cash, end of period	$203,106	$46,477
During the nine months ended September 30, 2021, operating activities provided cash of $151.7 million, consisting primarily of (i) $1,061.6 million of proceeds from the sale of SBA 7(a) guaranteed loan investments, (ii) $57.4 million of principal payments received from SBA non-affiliate investments.
These increases were offset by (i) $1.1 billion of SBA 7(a) and PPP loan investments funded and (ii) $37.0 million of investments in controlled portfolio companies and (iii) a $8.2 million increase in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settled during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end.
Net cash used in financing activities was $0.02 million consisting primarily of (i) a redemption of $57.5 million of the 2023 Notes; (ii) $44.2 million of principal payments related to securitization notes payable (iii) $28.6 million of net repayments under our bank notes payable, (iv) net repayments under the Related Party RLOC of $24.1 million and (v) $46.4 million of dividend payments.
These uses were offset by (i) $115.0 million, $10.0 million and $15.0 million of issuances of the 2026 Notes, 2025 Notes, and 2024 Notes, respectively, and (ii) $9.0 million of net proceeds from the sale of common shares under the 2020 ATM Equity Distribution Agreement.

Contractual Obligations
The following table represents the Company’s obligations and commitments as of September 30, 2021:

(in thousands)	Payments due by period
Contractual Obligations	Total	2021	2022	2023	2024	2025	Thereafter
Bank notes payable	$114,986	$—	$—	$114,986	$—	$—	$—
Securitization notes payable[1]	177,602	—	—	—	—	—	177,602
Notes due 2024[1]	78,250	—	—	—	78,250	—	—
Notes due 2025[1]	15,000	—	—	—	—	15,000	—
Notes due 2026[1]	115,000	—	—	—	—	—	115,000
Employment agreements	1,359	596	763	—	—	—	—
Operating leases	10,634	460	1,876	1,928	1,981	2,035	2,354
Totals	$512,831	$1,056	$2,639	$116,914	$80,231	$17,035	$294,956
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

Our Board has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our investment portfolio as of September 30, 2021 and December 31, 2020 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

Valuation of Servicing Assets

The Company accounts for servicing assets in accordance with ASC 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. Servicing assets are measured at fair value at each reporting date and the Company reports changes in the fair value of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgement is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy.

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
In addition, under the PPP that began in the second quarter of 2020, the SBA reimbursed the Company for originating loans. Such SBA reimbursements are included as interest income on PPP loans. Such fees are accounted for under ASC-310 Receivables and deferred until the loan was sold to one of our Participants. Income earned in connection with the PPP should not be viewed as recurring. NSBF funded the balance of its PPP loans by the end of July 2021. NSBF has redeployed the resources used to generate PPP loans to the origination of SBA 7(a) loans.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the nine months ended September 30, 2021 and 2020, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $13.5 million and $11.4 million at September 30, 2021 and December 31, 2020, respectively, and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,(“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts and transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective as of March 12, 2020 through December 31, 2022. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting 2021-01 on the consolidated financial statements, however, the impact of the adoption is not expected to be material.The adoption of ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.

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

Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of September 30, 2021.
Recent Developments

Common Stock

From September 1, 2021 through November 11, 2021 the Company sold 1,509,290 shares of its common stock at a weighted average price of $27.33 per share under the 2020 ATM Equity Distribution Agreement. Proceeds, net of offering costs and expenses were $41.3 million. As of November 11, 2021, there were 37,661 shares of common stock available for sale under the 2020 ATM Equity Distribution Agreement.

Dividends

On October 20, 2021, the Company declared a third quarter 2021 cash dividend of $1.05 per share, which is payable on December 30, 2021 to shareholders of record as of December 20, 2021.

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
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents and restricted cash) which was approximately $203.1 million at September 30, 2021. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. As of September 30, 2021, cash deposits in excess of insured amounts totaled approximately $45.2 million.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures:

As of September 30, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Although the program has been in existence since 1953, there can be no assurance that the federal government will maintain the SBA 7(a) loan program, or that it will continue to guarantee loans at current levels. Furthermore, in an effort to support our communities during the pandemic, we participated in the PPP under the CARES Act whereby loans to small businesses were made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit. If we cannot continue originating and selling government-guaranteed loans, we will generate fewer origination fees and our ability to generate gains on the sale of loans will decrease. From time-to-time, the government agencies that guarantee these loans reach their internal budgeted limits and cease to guarantee loans for a stated time period. In addition, these agencies may change their rules for extending loans. Also, Congress may adopt legislation that would have the effect of discontinuing or changing the SBA’s programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. If these changes occur, the volume of loans to SMBs and industrial borrowers of the types that now qualify for government-guaranteed loans could decline, as could the profitability of these loans.

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

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. After the $349 billion earmarked for the PPP was exhausted on or about April 16, 2020, Congress subsequently approved additional funding for the PPP of approximately $320 billion on April 24, 2020. The first round of the PPP closed on August 8, 2020. Congress then enacted the Economic Aid Act on December 27, 2020, which provided funding for PPP loans through March 31, 2021 and subsequently enacted the PPP Extension Act of 2021, which further extended the PPP through May 31, 2021. On May 4, 2021, the SBA announced that PPP funding had been exhausted; however, borrowers with approved PPP loans (i.e., PPP loans with an assigned SBA loan number) could continue to have their PPP loans closed and funded by lenders. NSBF funded the balance of its PPP loans by the end of July 2021. During the duration of the PPP through November 11, 2021, NSBF funded approximately 26,190 PPP loans totaling $1.9 billion.

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

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them.

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARCC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. It is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market and/or transferability of value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders we will still need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and our results of operations. Moreover, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with the DRIP. During the three and nine months ended September 30, 2021 we issued 10,000 and 22,000 shares of common stock, respectively, valued at $0.3 million and $0.6 million, respectively to shareholders in connection with the DRIP. During the three and nine months ended September 30, 2020 we issued 13,100 and 44,100 shares of common stock, respectively, valued at $0.2 million and $0.7 million, respectively to shareholders in connection with the DRIP.

We also issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with dividends on unvested restricted stock awards. During the three and nine months September 30, 2021 we issued an additional 1,200 and 7,600 shares, respectively, valued at $0.02 million and $0.2 million, respectively, related to dividends on unvested restricted stock awards. During the three and nine months ended September 30, 2020 we issued an additional 9,600 and 18,200 shares, respectively, valued at $0.2 million and $0.3 million, respectively, related to dividends on unvested restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description
3.1
Amended and Restated Articles of Incorporation of Newtek (Incorporate by reference to Exhibit A to Newtek’s Pre-Effective Amendement No. 3 to its Registration Statement on Form N-2, No. 333-191499, filed November 3, 2014.)

3.2	Bylaws of Newtek (Incorporated by reference to Exhibit 2 to Newtek’s Registration Statement on Form N-14, No. 333-195998, filed September 24, 2014).

10.1*	Mortgage Warehouse Loan and Security Agreement, by and between NBL SPV III, LLC and One Florida Bank, dated September 21, 2021 filed herewith.

10.2*	Master Repurchase Agreement, by and between NBL SPV II, LLC and Deutsche Bank AG, dated March 18, 2021 filed herewith.

10.3*	Form of Indemnification Agreement - Peter Downs, filed herewith.

10.4*	Form of Indemnification Agreement - Salvatore Mulia, filed herewith.

10.5*	Form of Indemnification Agreement - Richard Salute, filed herewith.

10.6*	Form of Indemnification Agreement - Barry Sloane, filed herewith.

10.7*	Form of Indemnification Agreement - Gregory Zink, filed herewith.

10.8*	Form of Indemnification Agreement - Halli Razon, filed herewith.

31.1*	Certification by Principal Executive Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2*	Certification by Principal Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1**	Certification by Principal Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2**	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES CORP.

Date: November 12, 2021	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: November 12, 2021	By:	/S/ NICHOLAS LEGER
Nicholas Leger
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)