Form 10-Q
period 2022-03-31
Newtek Business Services Corp.
filed 2022-05-09
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2022, there were 24,161,106 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to Newtek Business Services Corp. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2016-1 Trust	Newtek Small Business Loan Trust, Series 2016-1, terminated in December 2021
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1
2019-1 Trust	Newtek Small Business Loan Trust, Series 2019-1
2021-1 Trust	Newtek Small Business Loan Trust, Series 2021-1
2022 Notes	7.50% Notes due 2022, redeemed in August 2019
2023 Notes	6.25% Notes due 2023, redeemed in February 2021
2024 Notes	5.75% Notes due 2024
2025 6.85% Notes	6.85% Notes due 2025, redeemed in May 2022
2025 5.00% Notes	5.00% Notes due 2025
2025 Notes	Collectively, the 2025 6.85% Notes and the 2025 5.00% Notes
2026 Notes	5.50% Notes due 2026
Amended 2019 ATM Distribution Agreement	First Amendment and Supplement to the Equity Distribution Agreement, dated as of February 28, 2020, by and among the Company and the placement agents
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
2017 ATM Equity Distribution Agreement	Second Amended and Restated Equity Distribution Agreement, dated August 31, 2018 by and among the Company and the placement agents
2019 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated July 10, 2019 by and among the Company and the placement agents
2020 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated June 25, 2020 by and among the Company and the placement agents
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
Code	Internal Revenue Code of 1986, as amended
Deutsche Bank	Deutsche Bank AG
DRIP	The Company's dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Equity Incentive Plan	The Company's 2015 Equity Incentive Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
LIBOR	London Interbank Offered Rate
NAV	Net Asset Value
NBL Capital One Facility	Revolving Credit and Security Agreement between NBL SPV1, LLC, a wholly-owned subsidiary of NBL, and Capital One
NBL Deutsche Bank Facility	Revolving Credit and Security Agreement between NBL SPV2, LLC, a wholly-owned subsidiary of NBL, and Deutsche Bank
NBL One Florida Bank Facility	Revolving Credit and Security Agreement between NBL SPV3, LLC, a wholly-owned subsidiary of NBL, and One Florida Bank
NBNYC	National Bank of New York City
Receivable and Inventory Facility	Loan and Security Agreement between NBC and Webster, as successor by merger to Sterling National Bank, as lender, to fund accounts receivable and inventory financing arrangements.
Related Party RLOC	Unsecured revolving line of credit agreement between NMS as lender and Newtek as borrower
PLP	Preferred Lender Program, as authorized by the SBA
PPP	Paycheck Protection Program

Related Party RLOC	Unsecured revolving line of credit agreement between NMS as lender and Newtek as borrower
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SBLC	Small Business Lending Company
SEC	U.S. Securities and Exchange Commission
SMB	Small-and-medium sized businesses
Stock Purchase Agreement	Stock Purchase Agreement dated August 2, 2021, between the Company, NBNYC and certain NBNYC shareholders to acquire all of the issued and outstanding stock of NBNYC
Taxable Subsidiaries	Companies formed by Newtek which are taxed as corporations for income tax purposes
Trustee	U.S. Bank, National Association
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States
Webster	Webster Bank, N.A.

Portfolio Companies and Subsidiaries
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
NBL	Newtek Business Lending, LLC, a wholly-owned controlled portfolio company
NCL	Newtek Conventional Lending, LLC, a 50% owned portfolio company
Exponential	Exponential Business Development Co., Inc., a Taxable Subsidiary
NMS	Newtek Merchant Solutions, LLC (formerly Universal Processing Services of Wisconsin LLC), a wholly-owned controlled portfolio company
Premier	Premier Payments LLC, a former wholly-owned controlled portfolio company which merged into NMS at December 31, 2018
Mobil Money	Mobil Money, LLC, a wholly-owned controlled portfolio company
NTS	Newtek Technology Solutions, Inc., a wholly-owned controlled portfolio company
IPM	International Professional Marketing, Inc., a former wholly-owned controlled portfolio company which merged into NTS on July 1, 2021
SIDCO	SIDCO, LLC dba Cloud Nine Services, a wholly-owned controlled portfolio company
EWS	Excel WebSolutions, LLC, a wholly-owned controlled portfolio company
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a wholly-owned controlled portfolio company
SBL	Small Business Lending, LLC, a wholly-owned controlled portfolio company
BSP	ADR Partners, LLC dba banc-serv Partners, LLC, a former wholly-owned controlled portfolio company
NPS or PMT	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a wholly-owned controlled portfolio company
NIA	Newtek Insurance Agency, LLC, a wholly-owned controlled portfolio company
TAM	Titanium Asset Management LLC, a wholly-owned controlled portfolio company
EMCAP	EMCAP Loan Holdings, LLC
POS	POS on Cloud, LLC, dba Newtek Payment Systems, a controlled portfolio company

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (In Thousands, except for Per Share Data)
	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $449,551 and $431,970, respectively; includes $333,659 and $344,266, respectively, related to securitization trusts)	$440,005	$424,417
SBA guaranteed non-affiliate investments (cost of $65,425 and $65,728, respectively)	71,939	72,970
Controlled investments (cost of $150,048 and $157,289, respectively)	251,133	260,398
Non-control investments (cost of $1,000 and $1,000, respectively)	1,000	1,000
Total investments at fair value	764,077	758,785
Cash	4,911	2,397
Restricted cash	158,543	184,463
Broker receivable	16,725	44,537
Due from related parties	4,812	4,395
Servicing assets, at fair value	28,855	28,008
Right of use assets	7,005	7,310
Other assets	24,384	26,666
Total assets	$1,009,312	$1,056,561

LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$50,000	$50,000
Notes due 2024 (par: $38,250 and $38,250 as of March 31, 2022 and December 31, 2021, Note 7)	37,734	37,679
Notes due 2025 (par: $30,000 and $15,000 as of March 31, 2022 and December 31, 2021, Note 7)	29,124	14,545
Notes due 2026 (par: $115,000 and $115,000 as of March 31, 2022 and December 31, 2021, Note 7)	112,307	112,128
Notes payable - Securitization trusts (par: $232,606 and $249,750 as of March 31, 2022 and December 31, 2021, Note 7)	229,354	246,250
Notes payable - related parties	—	11,450
Due to related parties	582	1,490
Lease liabilities	8,696	9,056
Deferred tax liabilities	13,676	12,733
Due to participants	117,459	146,225
Derivative instruments	—	183
Accounts payable, accrued expenses and other liabilities	11,900	10,935
Total liabilities	610,832	652,674

Commitment and contingencies (Note 9)
Net assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 24,161 and 24,159 issued and outstanding, respectively)	483	483
Additional paid-in capital	368,299	367,663
Accumulated undistributed earnings	29,698	35,741
Total net assets	398,480	403,887
Total liabilities and net assets	$1,009,312	$1,056,561
Net asset value per common share	$16.49	$16.72

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended March 31,
	2022	2021
Investment income
From non-affiliate investments:
Interest income - PPP loans	$—	$24,208
Interest income - SBA 7(a) loans	7,079	5,949
Servicing income	3,181	2,740
Other income	1,579	1,114
Total investment income from non-affiliate investments	11,839	34,011
From non-control investments:
Interest income	—	124
Dividend income	22	26
Total investment income from non-control investments	22	150
From controlled investments:
Interest income	664	533
Dividend income	7,824	—
Total investment income from controlled investments	8,488	533
Total investment income	20,349	34,694
Expenses:
Salaries and benefits	5,109	4,450
Interest	4,667	5,072
Depreciation and amortization	63	85
Professional fees	1,301	1,188
Origination and loan processing	2,454	2,971
Origination and loan processing - related party	4,029	3,143
Loss on extinguishment of debt	—	955
Other general and administrative costs	1,753	1,635
Total expenses	19,376	19,499
Net investment income	973	15,195
Net realized and unrealized gains (losses):
Net realized gain on non-affiliate investments - SBA 7(a) loans	15,295	7,393
Net realized gain (loss) on derivative transactions	445	—
Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments	(728)	4,393
Net unrealized appreciation (depreciation) on SBA unguaranteed non-affiliate investments	(1,990)	1,387
Net unrealized appreciation (depreciation) on controlled investments	(2,024)	2,375
Change in deferred taxes	(943)	(633)
Net unrealized appreciation on non-control investments	—	527
Net unrealized depreciation on servicing assets	(1,559)	(513)
Net unrealized appreciation on derivative transactions	183	—
Net realized and unrealized gains	$8,679	$14,929
Net increase in net assets resulting from operations	$9,652	$30,124
Net increase in net assets resulting from operations per share	$0.40	$1.35
Net investment income per share	$0.04	$0.68
Dividends and distributions declared per common share	$0.65	$0.50
Weighted average number of shares outstanding	24,156	22,337

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2022	2021
Increase in net assets:
Net investment income	$973	$15,195
Net realized gain on investments	15,740	7,393
Net unrealized (depreciation) appreciation on investments	(7,061)	7,536
Net increase in net assets resulting from operations	9,652	30,124
Dividends to common stockholders	(15,585)	(11,166)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	225	140
Stock-based compensation expense	781	694
Purchase of vested stock for employee payroll tax withholding	(480)	(1,264)
Issuance of common stock, net of offering costs	—	8,970
Net increase in net assets from capital share transactions	526	8,540
Total increase (decrease) in net assets	(5,407)	27,498
Net assets at beginning of period	403,887	339,353
Net assets at end of period	$398,480	$366,851
Common shares outstanding at end of period	24,161	22,530
Capital share activity:
Shares issued under dividend reinvestment plan	9	6
Shares issued in connection with sales of common stock	—	430
Purchase of vested stock for employee payroll tax withholding	(18)	(46)
Restricted shares issued under Equity Incentive Plan, net of forfeitures	11	170
Net increase in capital share activity	2	560

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$9,652	$30,124
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net unrealized depreciation (appreciation) on controlled investments	2,024	(2,375)
Net unrealized depreciation (appreciation) on non-affiliate investments	2,718	(6,307)
Net unrealized depreciation on servicing assets	1,559	513
Net unrealized appreciation on derivative transactions	(183)	—
Net realized gains on non-affiliate investments	(12,889)	(6,207)
Loss on extinguishment of debt	—	955
Amortization of deferred financing costs	553	649
Deferred income taxes	943	633
Depreciation and amortization	64	85
Purchase of guaranteed SBA loans	—	(982)
Funding of guaranteed non-affiliate SBA loans	(124,019)	(513,869)
Funding of unguaranteed non-affiliate SBA loans	(39,322)	(15,499)
Funding of controlled investments	(2,500)	(13,250)
Proceeds from sale of non-affiliate SBA loans	137,494	490,452
Principal received on SBA non-affiliate investments	21,357	12,660
Principal received from non-control investments	—	17
Return of investment from controlled investments	9,741	—
Other, net	863	897
Changes in operating assets and liabilities:
Broker receivable	27,812	32,635
Due to/from related parties	(1,325)	(747)
Other assets	2,189	(2,801)
Due to participants	(28,766)	—
Accounts payable, accrued expenses and other liabilities	910	28,804
Capitalized servicing asset	(2,406)	(1,185)
Other, net	9	29
Net cash provided by operating activities	6,478	35,231
Cash flows from financing activities:
Net repayments on bank notes payable	—	(28,417)
Proceeds from common shares sold, net of offering costs	—	8,969
Net repayments under related party line of credit	(11,450)	(18,940)
Proceeds from Notes due 2024	—	5,000
Proceeds from Notes due 2025	15,000	10,000
Proceeds from Notes due 2026	—	115,000
Redemption of Notes due 2023	—	(57,500)
Payments on Notes Payable - Securitization Trusts	(17,144)	(16,471)
Dividends paid	(15,360)	(11,026)
Additions to deferred financing costs	(450)	(3,940)
Purchase of vested stock for employee payroll tax withholding	(480)	(1,264)
Net cash (used in) provided by financing activities	(29,884)	1,411
Net (decrease) increase in cash and restricted cash	(23,406)	36,642
Cash and restricted cash—beginning of period (Note 2)	186,860	51,425
Cash and restricted cash—end of period (Note 2)	$163,454	$88,067

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Three Months Ended March 31,
	2022	2021

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$105	$402
Dividends declared but not paid during the period	$2,541	$—
Issuance of common shares under dividend reinvestment plan	$225	$140

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Samson Cinema Holdings, Inc	(#)	1400 Pile St., Clovis, NM 88101	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	9/30/2047	$210.0	$210.0	$237.1	0.06%
New Life Center for Family Enrichment LLC	(#)	74 Easton Way, Hainesport, NJ 8036	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2032	47.3	47.3	40.8	0.01%
Remote Alaska Solutions Inc; Alaska Concrete Solutions Inc & RAS Energy	(#)	450 S Old Trunk Rd, Palmer, AK 99645	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2032	637.5	637.5	588.2	0.15%
Brandon Liberty Enterprises LLC	(#)	216 N Main St., Plattsburg, MO 64477	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/31/2032	15.8	15.8	13.6	—%
ZenDog, LLC	(#)	858 C Ridge Rd, Duson, LA 70529	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2032	4.8	4.8	4.1	—%
JLK Construction, LLC	(#)	1214 Frederick Ave, St Joseph, MO 64501	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2032	1,250.0	1,250.0	1,155.2	0.29%
Robert H Lund DDS Inc.	(#)	3829 Hayvenhurst Dr, Encino, CA 91436	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2032	177.3	177.3	161.9	0.04%
Appian Logic LLC	(#)	911 Falls Manors Ct,, Great Falls, VA 22066	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2032	500.0	500.0	433.2	0.11%
Lounge Around, LLC;Enlight, LLC;Hour Entertainment LLC;Bobby Morganste	(#)	77 Buck Rd, Huntingdon Valley, PA 19006	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/30/2047	279.5	279.5	315.6	0.08%
2900 N. 18th Street, LLC	(#)	77 Buck Rd, Huntingdon Valley, PA 19006	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/30/2047	190.9	190.9	215.5	0.05%
LINDBERG-TURNER MEDICAL EQUIPMENT LLC	(#)	315 Mission St SE Ste 100, Salem, OR 97302	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/30/2032	229.8	229.8	200.3	0.05%
Jack's Legacy Services, LLC	(#)	1901 Avacado Ave, Melbourne, FL 32935	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/29/2032	515.3	515.3	483.9	0.12%
All Green Turf Management LLC	(#)	126 Emerald Ct, Liberty, SC 29657	Crop Production	Term Loan	Prime plus 2.75%	3/29/2032	16.9	16.9	17.9	—%
Tiny's Gumbo Bar NYC LLC	(#)	275 Church St., New York, NY 10013	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2032	15.0	15.0	13.7	—%
Rella Rells Solutions, LLC	(#)	15401 Delahunty Lane, Pflugerville, TX 78660	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 6.5%	3/28/2032	5.5	5.5	5.5	—%
SHIELD TRANSPORTATION INC	(#)	9739 S Harlem Ave. Unit 3E, Chicago Ridge, IL 60415	Transit and Ground Passenger Transportation	Term Loan	Prime plus 6.5%	3/28/2032	25.0	25.0	25.0	0.01%
Compass Innovations LLC	(#)	8950 Villa La Jolla Dr C-114, San Diego, CA 92037	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/28/2032	500.0	500.0	437.4	0.11%
Ignite Health Solutions LLC	(#)	3251 Cedar St., Unit B, Philadelphia, PA 19134	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/28/2032	65.0	65.0	56.5	0.01%
Chantay Richards LLC	(#)	19800 Hawthorne Blvd, Torrance, CA 90503	Personal and Laundry Services	Term Loan	Prime plus 6.5%	3/28/2032	25.0	25.0	25.0	0.01%
RS Dean Enterprises and RCSC Properties	(#)	3609 RICHLAND AVE W, Aiken, SC 29801	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/25/2047	398.0	398.0	413.5	0.10%
The Atticus Group, LLC	(#)	2 W Market St., West Chester, PA 19382	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/25/2032	250.0	250.0	236.1	0.06%
Aspen Welding LLC	(#)	28803 Hwy 6, Rifle, CO 81650	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/25/2032	204.5	204.5	179.1	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

I'm HO-B LLC	(#)	3320 Silas Creek Pkwy, Winston-Salem, NC 27103	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/25/2032	125.0	125.0	107.8	0.03%
4 POINTS TOWING & ROADSIDE SERVICE LLC;4 Points Automotive LLC and PNJ	(#)	5425 Willow Grove Rd, Camden Wyoming, DE 19934	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/25/2047	450.0	450.0	471.9	0.12%
Todd Eric Chumbley and Neptune Aquarium Design Inc	(#)	11315 Sunrise Gold Circle, Rancho Cordova, CA 95742	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2032	76.9	76.9	66.3	0.02%
Little Angels Daycare and Learning Center LLC and Laboy & Diaz LLC	(#)	4551 Summit Blvd, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus 2.75%	3/24/2048	5.0	5.0	5.6	—%
Leedann Properties LLC	(#)	534 Mill St SE, Gainesville, GA 30501	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/24/2032	3.4	3.4	2.9	—%
Alert Traffic Control, Inc and Remsund Group Inc	(#)	543 Sower Dr, Bayfield, CO 81122	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/24/2047	487.5	487.5	508.1	0.13%
Wonderly Trucking & Excavating, LLC and Wonderly Real Estate, LLC	(#)	3939 Fremont Pike, Perrysburg, OH 43551	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/24/2032	495.0	495.0	461.6	0.12%
All American Spirit Moving Co. LLC	(#)	14512 SE 262nd St, Kent, WA 98042	Truck Transportation	Term Loan	Prime plus 2.75%	3/24/2032	42.6	42.6	36.7	0.01%
JC Wild Birds LLC	(#)	5020 N Nevada Ave, Colorado Springs, CO 80918	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/24/2032	21.5	21.5	18.7	—%
Impresa Building Systems of Greenwood, SC, LLC	(#)	161 Rock Church Rd SE, Greenwood, SC 29649	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	10/23/2032	244.1	244.1	258.8	0.06%
Lehigh Auto Sales and Service LLC	(#)	826 Hanover Ave, Allentown, PA 18109	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 6.5%	3/23/2032	25.0	25.0	25.0	0.01%
GAIA INC	(#)	513 1st St, Cheney, WA 99004	Real Estate	Term Loan	Prime plus 6.5%	3/23/2032	25.0	25.0	25.0	0.01%
Early Care Evolution LLC	(#)	823 Roget Way, Lawrenceville, GA 30045	Educational Services	Term Loan	Prime plus 6.5%	3/23/2032	18.5	18.5	18.5	—%
Happy Employment LLC	(#)	268 Brookdale Dr, Little Elm, TX 75068	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/23/2047	67.5	67.5	76.2	0.02%
Zenoff Products. Inc.	(#)	25 Tamalpais Ave, San Anselmo, CA 94960	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/21/2032	500.0	500.0	431.1	0.11%
Evolving Nurse, LLC	(#)	2940 Noble Rd, Cleveland Heights, OH 44121	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/18/2047	86.5	86.5	97.7	0.02%
Keck's Haven LLC	(#)	346 Pointe Loma Blvd, Lake St Louis, MO 63367	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/18/2032	9.0	9.0	7.8	—%
Zeroholding, LLC	(#)	11175 Cicero Dr, Alpharetta, GA 30022	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2032	875.0	875.0	767.0	0.19%
Firm Foundations, Inc.	(#)	1455 S Richland Creek Rd, Sugar Hill, GA 30518	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/18/2032	1,848.0	1,848.0	1,705.1	0.43%
Zeniiz Inc dba Ogis Bakery & Deli	(#)	490 Coyote Run, Lucas, TX 75002	Food Manufacturing	Term Loan	Prime plus 2.75%	3/18/2032	39.4	39.4	41.7	0.01%
Ramay Consulting Inc	(#)	12 Lone Pine Trail Loop, High Rolls, NM 88325	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	3/17/2032	25.0	25.0	25.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Digital 1 Enterprises, Inc	(#)	5521 Fort Ave, Lynchburg, VA 24502	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/17/2032	131.3	131.3	122.2	0.03%
Resurgence Medical Spa LLC	(#)	3025 Matlock Rd, Arlington, TX 76015	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/17/2032	155.5	155.5	142.8	0.04%
Venture 35 LLC	(#)	871 Buck Swamp Rd, Goldsboro, NC 27530	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/17/2032	232.3	232.3	245.9	0.06%
East Side Muay Thai LLC	(#)	2135 General Booth Blvd, Virginia Beach, VA 23454	Educational Services	Term Loan	Prime plus 6.5%	3/17/2032	12.5	12.5	12.5	—%
GreenLite Holdings LLC	(#)	2415 E Camelback Rd, Phoenix, AR 85016	Real Estate	Term Loan	Prime plus 2.75%	3/17/2032	22.5	22.5	19.4	—%
Venture 35 LLC	(#)	871 Buck Swamp Rd, Goldsboro, NC 27530	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/17/2047	375.0	375.0	423.4	0.11%
Sip E Cup 225 LLC	(#)	1833 Beaumont Dr, Baton Rouge, LA 70806	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2032	16.6	16.6	17.0	—%
Tess Care Living Home LLC	(#)	19200 SW Kinnaman Rd, Beaverton, OR 97078	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/15/2032	15.0	15.0	12.9	—%
HAVAM LLC & Anderson and Mason LLC dba Foxes Bar & Grill	(#)	30 Welland Ave, Irvington, NJ 7111	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/15/2047	140.8	140.8	147.6	0.04%
North Atlanta pediatrics and family care and Zuberi Medical Clinic, PC	(#)	325 Lester Rd NW, Lawrenceville, GA 30044	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/15/2032	152.8	152.8	131.7	0.03%
Berens and Miller PA	(#)	80 S 8th St., Ste 3720, Minneapolis, MN 55402	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/15/2032	300.0	300.0	259.2	0.07%
Silbertechit LLC	(#)	300 Tice Blvd, Woodcliff Lake, NJ 7677	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/15/2032	1,085.0	1,085.0	935.4	0.23%
Stuff by SJ LLC	(#)	342 Bloomfield Ave, Montclaire, NJ 7042	Food Manufacturing	Term Loan	Prime plus 2.75%	3/15/2032	48.4	48.4	42.7	0.01%
AISJ1, Inc. dba America Italiana	(#)	275 E Brokaw Rd, San Jose, CA 95112	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/14/2032	277.5	277.5	239.2	0.06%
Exclusive Automation, LLC dba Surety Automation	(#)	488 Gilia Dr, Spring Creek, NV 89815	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/14/2032	20.3	20.3	17.5	—%
Charlotte County Painting and Resurfacing Inc.	(#)	1439 Shields St., Port Charlotte, FL 33980	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/14/2047	126.8	126.8	142.1	0.04%
Stones Flippin Pizza, Inc	(#)	127614 Clinton Keith Rd, Ste D-102, Murrieta, CA 92562	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/11/2032	37.7	37.7	32.5	0.01%
AMG Auto Inc	(#)	1020 Route 22, Somerville, NJ 8876	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/11/2032	696.4	696.4	600.4	0.15%
Two Chicks in the Mix LLC	(#)	6018 Shenandoah Ave, Los Angeles, CA 90056	Food Manufacturing	Term Loan	Prime plus 2.75%	3/11/2032	16.5	16.5	14.8	—%
Happier Now LLC	(#)	724 Homestead Rd, La Grange Park, IL 60526	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/11/2032	6.3	6.3	5.4	—%
MVT Contractors LLC	(#)	46 Bayard St,, New Brunswick, NJ 8901	Construction of Buildings	Term Loan	Prime plus 2.75%	3/11/2032	15.0	15.0	13.3	—%
Eagle Resource Group Inc	(#)	5775 Glenridge Dr, Ste B430, Sandy Springs, GA 30328	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/11/2032	62.5	62.5	61.9	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Southdown Coffee, LLC;Southdown Coffee Port Jefferson, LLC & Southdown	(#)	49 Maple Ave, Sea Cliff, NY 11579	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/11/2032	23.1	23.1	21.5	0.01%
Eminere Hair LLC	(#)	303 W Division St, Chicago, IL 60610	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/11/2032	7.5	7.5	6.5	—%
Hawthorne Country Store Inc	(#)	665-675 W Grand Ave, Escondido, CA 92025	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/11/2032	52.5	52.5	55.6	0.01%
Asad N. Chaudhry DDS PLLC;Asad N Chaudhry, LLC and MNC PROPERTIES, L.L	(#)	2571 Baglyos Circle, Bethlehem, PA 18020	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/11/2032	155.8	155.8	152.1	0.04%
Ororeal LLC	(#)	350 7th Ave, New York, NY 10001	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/11/2032	1,000.0	1,000.0	862.1	0.22%
Magnum Paving, Inc. and Steven Haws Enterprises Inc	(#)	2425 S 10th Ave, Tucson, AZ 85713	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/11/2032	881.3	881.3	800.2	0.20%
CELEBRATIONS! LLC	(#)	100 St..Marks St. Dr, South Pekin, IL 61564	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/10/2047	6.6	6.6	7.4	—%
Point Loma Tea, Inc.	(#)	2770 Historic Decatur Rd, San Diego, CA 92106	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/10/2032	47.3	47.3	40.7	0.01%
SOGO TRADING, INC	(#)	23497 Eichler St, Hayward, CA 94545	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/10/2032	216.0	216.0	187.4	0.05%
NTIT Solutions, LLC dba GoLocker	(#)	141 Flushing Ave, Brooklyn, NY 11205	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/10/2032	22.5	22.5	19.4	—%
Inno Knits, LLC and Sports Brand Group, Inc.	(#)	2 Clerico Ln, Building 2 Ste 221, Hillsborough Township, NJ 8844	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/10/2032	375.0	375.0	323.3	0.08%
Far Out Tiny Homes, Inc.	(#)	2870 E Serene Ave, Henderson, NV 89074	Construction of Buildings	Term Loan	Prime plus 2.75%	3/10/2032	15.0	15.0	12.9	—%
Willows Associates Psychological & Counselling Services Inc. and Bryan	(#)	857 Turnpike St., North Andover., MA 1845	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/10/2032	4.7	4.7	4.1	—%
DTT Enterprises, LLc dba Highstroke Media	(#)	6565 Austin Hope Ave, Las Vegas, NV 89118	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/10/2032	87.5	87.5	75.4	0.02%
Szoj Jewelers Corp.	(#)	6 Georgia St., Jackson Township, NJ 8527	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/9/2032	15.0	15.0	13.2	—%
Under the Rose Inc dba Avocado Cafe	(#)	11 Primrose St, Palmer Lake, CO 80133	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2047	272.5	272.5	300.0	0.08%
LAST DROP FILMS, INC	(#)	4536 Avocado St., Los Angeles, CA 90027	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/9/2032	87.5	87.5	83.5	0.02%
Edge Fitness Performance	(#)	100 General Oakley Dr, Ashland City, TN 37015	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/9/2032	16.2	16.2	14.0	—%
Lion Inc. and Group1 Acquisitions LLC	(#)	318 W Half Day Rd, Buffalo Grove, IL 60089	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2047	151.3	151.3	170.8	0.04%
Wayne Rebarber D.C., P.C and Wayne C Rebarber	(#)	307 Raritan Ave, Highland Park, NJ 8904	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/8/2047	158.8	158.8	172.3	0.04%
Heart to Heart Senior Care Center Inc	(#)	125 Charlton Dr, Madison, MS 39110	Social Assistance	Term Loan	Prime plus 2.75%	3/8/2032	39.5	39.5	41.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Miramar MBA Financial Co	(#)	8380 Miramar Mall, San Diego, CA 92121	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/7/2032	125.0	125.0	107.8	0.03%
LoveBirds LLC dba Wine and Design Fayetteville	(#)	113 Donaldson St., Fayetteville, NC 28301	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/7/2032	44.8	44.8	38.6	0.01%
Rogers Remodeling LLC	(#)	830 W 17th St., Bloomington, IN 47404	Construction of Buildings	Term Loan	Prime plus 2.75%	3/7/2032	15.0	15.0	12.9	—%
Pulaski Lumber Company Inc	(#)	218 S 2ND ST Pulask,iIowa, Pulaski, IA 52584	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/7/2032	150.0	150.0	145.7	0.04%
Malone Enterprises LLC dba Glass Doctor Auto of Midvale	(#)	8395 700 W, Midvale, UT 84047	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/7/2032	8.9	8.9	7.6	—%
Lions of Fortitude LLC dba : Fortitude Coffee Company	(#)	13086 Crestbrook Dr, Manassas, VA 20112	Food Manufacturing	Term Loan	Prime plus 2.75%	3/4/2032	15.0	15.0	13.8	—%
Short Order LLC and Kimmy Sue, LLC	(#)	2244 Wilmington Pike, Dayton, OH 45420	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2047	84.8	84.8	90.2	0.02%
Overgaard's Artcraft Printers Inc	(#)	2213 S Michigan St., South Bend, IN 46613	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/4/2032	70.0	70.0	66.5	0.02%
PBKW Ltd dba KIDZ WATCH	(#)	580 Craig Dr Ste 8, Perrysburg, OH 43551	Social Assistance	Term Loan	Prime plus 2.75%	3/4/2032	51.3	51.3	44.3	0.01%
Breakthrough Clinical Services LLC	(#)	378 Windsor Ave, Windsor, CT 6095	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/4/2047	58.5	58.5	64.7	0.02%
Island Kaii & Company	(#)	20140 Livernois, Detroit, MI 48221	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/4/2032	19.7	19.7	17.0	—%
EAZZY AUTOMOTIVE INC.dba Eazzy Auto Brokers & Leasing	(#)	17087 E 8 Mile Rd, Eastpointe, MI 48021	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/2/2047	22.3	22.3	24.0	0.01%
Hardscape Factory LLC	(#)	3069 Lodgepole Dr, Whiteland, IN 46184	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/2/2032	7.5	7.5	6.5	—%
Aracena Agency Corp	(#)	1767 NJ-10 Unit 4, Morris Plains, NJ 7950	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/2/2032	11.3	11.3	9.7	—%
Praeder Ranch Resort L.L.C	(#)	30400 S Sunray Trail, Worley, ID 83876	Accommodation	Term Loan	Prime plus 2.75%	2/28/2047	537.5	537.5	604.2	0.15%
Finishing Touch Lawncare and Landscape LLC	(#)	38575 Kost Trail, North Branch, MN 55056	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/28/2032	15.0	15.0	13.0	—%
Morris Law Firm P C	(#)	375 Linwood Ave, Buffalo, NY 14209	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2032	87.5	87.5	78.8	0.02%
SidEats Inc and Mad Twist, LLC	(#)	3633 S Ridgewood Ave, Port Orange, FL 32129	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2032	203.0	203.0	176.5	0.04%
Gravy LLC dba Gravy and Salt & Schmaltz LLC	(#)	17629 Vashon Hwy SW, Vashon, WA 98070	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2047	166.3	166.3	182.1	0.05%
Erupted Vapor LTD	(#)	6303 NE Hwy 99, Vancouver, WA 98665	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	2/28/2032	75.0	75.0	64.7	0.02%
Candor Homes, LLC	(#)	217 NW Scott St, Ankeny, IA 50023	Construction of Buildings	Term Loan	Prime plus 2.75%	2/28/2032	15.8	15.8	15.4	—%
Benjamin J. Gush dba Professional Auto Wash	(#)	1345 Athalia Ave, Monessen, PA 15062	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/28/2032	43.8	43.8	42.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Brittany L Smith dba Money Ball Enterprises	(#)	17 Davis Ave, Salem, NJ 8079	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2047	22.3	22.3	24.2	0.01%
Braswell Services, LLC	(#)	139 Miller Ave, New Boston, TX 75570	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/28/2032	425.0	425.0	366.4	0.09%
S. Heaney Marine Construction Inc	(#)	118 Washington Ave, Greenport, NY 11944	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	2/28/2032	47.5	47.5	45.6	0.01%
Grey Enterprises LLC	(#)	1035 Pine Ave, Union, NJ 7083	Educational Services	Term Loan	Prime plus 2.75%	2/25/2032	15.0	15.0	12.9	—%
Action Lock and Key LLC	(#)	18428 N 32nd Dr, Phoenix, AZ 85053	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/25/2032	7.5	7.5	6.5	—%
Sunny Deals LLC	(#)	757 E Lewis and Clark Pkwy, Clarksville, IN 47129	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/25/2032	75.0	75.0	68.5	0.02%
Fisher Custom Carpentry	(#)	79 Longwood Dr, Portland, ME 4102	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/25/2032	14.7	14.7	12.7	—%
Comprehensive Health and Wellness Intl Inc	(#)	6450 Lusk Blvd., C 261, San Diego, CA 92121	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2032	8.0	8.0	8.0	—%
Jason Watt Pictures, LLC.	(#)	110 BRdway, Brooklyn, NY 11249	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	2/25/2032	11.3	11.3	9.7	—%
Northern Block Cortland LLC	(#)	38 Scammell St, Cortland, NY 13045	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	2/24/2032	9.5	9.5	8.1	—%
J.D Towing LLC	(#)	1122 E Michigan Ave, Ypsilanti, MI 48198	Support Activities for Transportation	Term Loan	Prime plus 2.75%	2/24/2032	147.5	147.5	127.2	0.03%
CFB Labor Solutions LLC	(#)	3330 Jack RD STE B, Clayton, NC 27520	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/24/2032	87.5	87.5	92.1	0.02%
Puget Sound Plastering LLC	(#)	19104 Des Moines Memorial Dr, SeaTac, WA 98148	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/24/2032	16.5	16.5	14.2	—%
Howell Chiropractic Center, PLLC	(#)	975 Riverbend Rd, Frankfort, KY 40601	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/24/2032	22.5	22.5	20.1	0.01%
KAAST Machine Tools Inc	(#)	3 Merion Terrace, Aldan, PA 19018	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/24/2032	200.0	200.0	193.0	0.05%
Titheotokos, LLC	(#)	1995 US-1, Vero Beach, FL 32960	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/24/2047	205.6	205.6	231.6	0.06%
21st Century Living LLC	(#)	637 Violet Ave, Hyde Park, NY 12538	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/24/2047	108.8	108.8	112.4	0.03%
The Hometown Welcome Program Inc	(#)	107 S Nottawa St, Sturgis, MI 49091	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/23/2032	51.5	51.5	44.4	0.01%
PlantBased Innovations LLC	(#)	320 Hamilton St, Leominster, MA 1453	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/23/2032	957.0	957.0	861.1	0.22%
IMO GLOW LLC dba IMO Cosmetic Dermatology	(#)	55 SE 6 St., Miami, FL 33131	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/23/2032	50.0	50.0	43.4	0.01%
Red-Cap Industrial LLC	(#)	3314 GA-24, Waynesboro, GA 30830	Construction of Buildings	Term Loan	Prime plus 2.75%	2/23/2032	91.9	91.9	82.4	0.02%
Prepster Brands LLC	(#)	401 McCalmont Rd, Renfrew, PA 16053	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/23/2032	9.5	9.5	8.1	—%
Destined BJJ LLC	(#)	33390 Barmetta Ln, Temecula, CA 92592	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/23/2032	14.3	14.3	12.4	—%
The Refined RN LLC	(#)	7 Kimball Ln, Lynnfield, MA 1940	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/23/2032	7.5	7.5	6.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

530 Strength & Conditioning	(#)	629 Entler Ave, Chico, CA 95928	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/22/2032	7.5	7.5	6.5	—%
Electronics Row LLC	(#)	10601 W Interstate 70 Frontage Rd N, Wheat Ridge, CO 80033	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/22/2032	250.0	250.0	215.5	0.05%
Blessing Hands Home Care LLC	(#)	610 N Jackson St, Raymore, MO 64083	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/22/2032	15.0	15.0	13.0	—%
A&RS CPR LLC dba CPR Cell Phone Repair Beaverton	(#)	3905 SW 117th Ave, Oregon City, OR 97045	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/22/2032	54.0	54.0	57.2	0.01%
Icebox Café L.C	(#)	219 NE 3rd St., Hallandale Beach, FL 33009	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2032	43.8	43.8	37.7	0.01%
Sound Track USA LLC	(#)	6309 NW 99th Ave, Doral, FL 33178	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/22/2032	52.5	52.5	46.3	0.01%
Mike N Jac Enterprises, Inc. dba Batteries Plus	(#)	115 Fairview Rd, Unit 8, Ellenwood, GA 30294	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/22/2032	59.0	59.0	52.4	0.01%
Sherwood Hospitality Group LLC and Sherwood Walker Properties LLC	(#)	5404 Hoover Blvd, Tampa, FL 33634	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2047	1,250.0	1,250.0	1,411.3	0.35%
Easy Touch Personal Home Care	(#)	89 Stallion Way, Hiram, GA 30141	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/22/2047	87.5	87.5	96.0	0.02%
NBR Group LLC	(#)	1068 Pontiac Rd, Drexel Hill, PA 19026	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/22/2032	22.5	22.5	20.0	0.01%
Kinly Signs, Inc	(#)	2485 County Rd 1, South Point, OH 45680	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	2/22/2032	68.8	68.8	59.3	0.01%
Mack Thornton Logistics LLC dba The UPS Store	(#)	300 A Ave Building 1605, Fort Lee, VA 23801	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2032	38.3	38.3	33.3	0.01%
VMMA Construction LLC	(#)	330 E 38th St,#43E, New York, NY 10017	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/22/2032	150.0	150.0	158.8	0.04%
Black Phoenix Enterprises LLC	(#)	228 Park Ave S, New York, NY 10003	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	2/18/2032	15.0	15.0	15.4	—%
Temecula Electrical Supply Inc	(#)	41992 Avenida Alvarado, Temecula, CA 92590	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/18/2032	125.0	125.0	123.3	0.03%
Flavor Junction LLC	(#)	5 Karbe Pl, Dix Hills, NY 11746	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/18/2032	14.4	14.4	13.1	—%
Donald Patton dba Splash N' Go	(#)	3367 Hwy 48 N, Charlotte, TN 37036	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/18/2047	86.3	86.3	97.4	0.02%
Unlimited Communication, Inc	(#)	1238 E Beamer St., Ste A, Woodland, CA 95776	Telecommunications	Term Loan	Prime plus 2.75%	2/18/2032	1,250.0	1,250.0	1,125.5	0.28%
Mr and B Snacks Inc	(#)	1391 Clay St., Elmont, NY 11003	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	2/18/2032	150.0	150.0	129.3	0.03%
MAIC Operations Corp	(#)	2145 Couty Rd 39, Southampton, NY 11968	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	2/18/2032	212.5	212.5	224.3	0.06%
Northern Steel and Concrete, LLC (NJ) and Northern Steel and Concrete,	(#)	18 Hillcrest Ln, Willingboro, NJ 8046	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2032	158.5	158.5	153.8	0.04%
Wbe line services, LLC	(#)	437 Twining Ford Rd, Richboro, PA 18954	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/18/2032	275.9	275.9	237.8	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Hillside Kitchens Inc.	(#)	345 Hillside Ave Ste C, Williston Park, NY 11596	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/18/2032	71.9	71.9	61.9	0.02%
Brooklyn Cannery LLC	(#)	145 12th St, Brooklyn, NY 11215	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/17/2032	56.3	56.3	55.3	0.01%
Enchanted Jewelry CT LLC & Keith and St George Enterprises, LLC	(#)	26 Tanglewood Dr, Preston, CT 6365	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	2/17/2047	82.8	82.8	87.5	0.02%
Liberty Lane Stables LLC	(#)	N5090 Bowers Rd, Elkhorn, WI 53121	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	2/17/2047	175.0	175.0	192.9	0.05%
4MAS Grooming Inc	(#)	148 Burnetts Way, Suffolk, VA 23434	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/17/2032	87.5	87.5	75.4	0.02%
J R Bolton Services, Inc and My Guy Heating & Air Conditioning Inc	(#)	160 Peachtree Industrial Blvd, Sugar Hill, GA 30518	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/17/2032	150.0	150.0	129.9	0.03%
FAVIS USA INC	(#)	5321 Perimeter Pkwy, Montgomery, AL 36116	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/16/2032	47.4	47.4	47.2	0.01%
Commercial Properties R US LLC	(#)	3800 Inverrary Blvd, Lauderhill, FL 33319	Real Estate	Term Loan	Prime plus 2.75%	2/16/2032	15.0	15.0	13.3	—%
Tidal commerce Inc	(#)	2100 Clearwater Dr, Oak Brook, IL 60523	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	2/16/2032	291.3	291.3	251.1	0.06%
Phat Patrick Tran Winfield Kenny Auto Service	(#)	3637 Snell Ave, San Jose, CA 95136	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/16/2032	19.5	19.5	17.0	—%
D, D, & J Sales Inc	(#)	620 Whitney St, Lantana, FL 33462	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	2/16/2032	87.5	87.5	92.7	0.02%
Behr Enterprise Solutions LLC	(#)	110 Garren Rd, Belton, SC 29627	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/15/2032	22.5	22.5	22.1	0.01%
Spickard Agency LLC	(#)	6874 Reinhardt College Pkwy, Waleska, GA 30188	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	2/14/2032	22.5	22.5	19.4	—%
Apple Spider LLC dba The Huntsman & Renninger Properties LLC	(#)	4923 Buck Lake Rd, Tallahassee, FL 32317	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/14/2047	250.0	250.0	276.7	0.07%
GET CLEAN SERVICES LLC	(#)	4100 W Eldorado Pkwy STE 100-64, McKinney, TX 75070	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/14/2032	1,250.0	1,250.0	1,084.3	0.27%
Initium health	(#)	1401 Wewatta St, Wheat Ridge, CO 80202	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/14/2032	332.5	332.5	286.7	0.07%
Faza Contractors Inc.	(#)	798 Prairie Rd, West Palm Beach, FL 33406	Construction of Buildings	Term Loan	Prime plus 2.75%	2/14/2032	15.0	15.0	12.9	—%
GREEN COPPERFIELD LLC	(#)	7730 Pinemont Dr, Houston, TX 77040	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	2/11/2032	150.0	150.0	129.3	0.03%
William R Kretzer LLC	(#)	10375 Park Meadows Dr, Lone Tree, CO 80124	Real Estate	Term Loan	Prime plus 2.75%	2/11/2032	11.8	11.8	10.2	—%
Yachting Solutions LLC	(#)	229 Commercial St., Rockport, ME 4856	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	2/11/2032	146.3	146.3	140.7	0.04%
AJ Benavidez Inc dba The Camp Transformation Center	(#)	417 Unity Court, Roseville, CA 95678	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/11/2032	60.0	60.0	52.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

DA VINCI FILMS LLC dba MEATPACKING PRODUCTIONS	(#)	2813 Palisade Ave, Union City, NY 7087	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	2/11/2032	87.5	87.5	75.4	0.02%
NaSH Lifestyle LLC	(#)	123 Emery St., Hempstead, NY 11550	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/11/2047	87.5	87.5	98.8	0.02%
JOSEPH COSTA dba COSTA AG COMPLIANCE	(#)	27912 Cooperstown Rd, La Grange, CA 95329	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	2/11/2032	10.5	10.5	9.1	—%
Homescapes LLC	(#)	170 Kehle Rd, Madison, MS 39110	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/10/2032	65.8	65.8	57.0	0.01%
589 11th Tavern Inc.dba MCQUAIDS PUBLIC HOUSE	(#)	589 11th Ave, New York, NY 10036	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2032	15.0	15.0	12.9	—%
BSRR LLC	(#)	400 N McKinney St., Mexia, TX 76667	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/9/2032	146.3	146.3	132.5	0.03%
Tatum Global Services LLC	(#)	8097 Sudley Rd, Manassas, VA 20109	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/9/2032	73.2	73.2	66.8	0.02%
Safetypawz LLC	(#)	11110 Sunset Hills Rd, Reston, VA 20195	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/9/2032	112.5	112.5	97.0	0.02%
ERA SOLUTIONS, LLC	(#)	2824 Progressive Dr, Edmond, OK 73034	Educational Services	Term Loan	Prime plus 2.75%	2/9/2032	39.5	39.5	34.1	0.01%
Redwell Enterprises LLC	(#)	417 Red Well Rd, New Holland, PA 17557	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/9/2032	82.2	82.2	71.7	0.02%
Sacred Space Midwifery, LLC	(#)	16050 Wayne St., Union, MI 49130	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/7/2047	46.3	46.3	51.1	0.01%
Element RCM, LLC	(#)	8354 Northfield Blvd, Ste 300, Denver, CO 80238	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/7/2032	72.3	72.3	62.3	0.02%
Lee Phamily Group, LLC dba Nothing Bundt Cakes	(#)	701 N Milwaukee Ave, Vernon Hills, IL 60061	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/4/2032	191.3	191.3	167.5	0.04%
Neuline Health Management LLC	(#)	1402 S Custer Rd, McKinney, TX 75072	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/4/2032	650.0	650.0	593.4	0.15%
Coffee Sales LLC	(#)	85 N Gould St., Sheridan, WY 82801	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/4/2032	11.7	11.7	10.1	—%
JayJs Zone LLC dba Wing Zone	(#)	1860 Front St., East Meadow, NY 11554	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/4/2032	7.2	7.2	6.2	—%
Satsuma Resources LLC dba Triumph International	(#)	22 N Bardsbrook Circle, Ste 201, Spring, TX 77382	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/4/2032	78.8	78.8	68.1	0.02%
GUY HANCOCK INVESTMENTS, INC.dba GUY'S AIR CONDITIONING & HEATING	(#)	19917 FM 1485 Rd, New Caney, TX 77357	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/3/2032	52.5	52.5	45.3	0.01%
James Hercey dba East River Armament	(#)	274 Chapelview Rd, Bluefield, WV 24701	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/2/2032	16.1	16.1	13.9	—%
P.O.P Enterprises LLC	(#)	860 Constellation Dr, Decatur, GA 30033	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/2/2032	9.0	9.0	7.8	—%
Third Coast Parasail Company	(#)	1237 N Stingaree Dr, Crystal Beach, TX 77650	Educational Services	Term Loan	Prime plus 2.75%	2/2/2047	66.5	66.5	73.4	0.02%
Tasker Healthcare Group P.C.	(#)	910 E Willow Grove Ave, Wyndmoor, PA 19038	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/31/2032	90.8	90.8	89.4	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

BITM Legacy LLC dba 911 Restoration of San Antonio	(#)	8839 Feather Trail, Helotes, TX 78023	Construction of Buildings	Term Loan	Prime plus 2.75%	1/31/2032	17.6	17.6	15.7	—%
Pernicano Enterprises Inc	(#)	1138 S Rio Vista Blvd, Fort Lauderdale, FL 33316	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/31/2032	67.1	67.1	57.8	0.01%
Arcas Machine Inc	(#)	700 N Neely St, Gilbert, AZ 85233	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	1/31/2032	173.9	173.9	149.9	0.04%
JG Beauty Group Inc dba SUGARINGNYC DALLAS	(#)	11617 Coral Hills Dr, Dallas, TX 75229	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2032	50.5	50.5	43.7	0.01%
The Natural Place Medspa Inc and The Natural Place Property Management	(#)	11975 Main St., Broomfield, CO 80020	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/31/2047	83.3	83.3	88.7	0.02%
Change Inc,Turning Leaf Agency Inc,Change Meadowbrook Manor Inc & Chan	(#)	1251 South Main St., Middletown, CT 6457	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/31/2032	77.0	77.0	73.1	0.02%
Tasker Healthcare Group, P.C.and Cleotomarie, LLC	(#)	910 E Willow Grove Ave, Wyndmoor, PA 19038	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/31/2047	325.0	325.0	366.9	0.09%
Apex Grading Inc	(#)	3156 Gloria Ter, Layfayette, CA 95429	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/28/2032	248.5	248.5	214.2	0.05%
Cutone & Company Consultants, LLC	(#)	43 W 33rd St., New York, NY 10001	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/28/2047	1,255.3	1,255.3	1,396.9	0.35%
Sims Management Services LLC	(#)	2905 Eastern Willow Ave, Orlando, FL 32808	Nonstore Retailers	Term Loan	Prime plus 2.75%	1/28/2032	14.9	14.9	12.9	—%
Choice Care Learning Centers Inc	(#)	123 Park Ln Dr, Rutherfordton, NC 28139	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2047	75.8	75.8	85.5	0.02%
ALTAMAHA DME INC	(#)	477 S 1st St, Jesup, GA 31545	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	1/28/2032	73.0	73.0	71.8	0.02%
TAMARIND LEARNING INC	(#)	20283 FL-7, Boca Raton, FL 33498	Educational Services	Term Loan	Prime plus 2.75%	1/27/2032	323.0	323.0	278.5	0.07%
LR Greenview LLC dba Teaspoon	(#)	2977 Ygnacio Valley Rd, Walnut Creek, CA 94598	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/27/2032	39.0	39.0	34.2	0.01%
TeugByeolHan Licensed Clinical Social Worker Inc	(#)	1611 S Pacific Coast Hwy, Redondo Beach, CA 90277	Social Assistance	Term Loan	Prime plus 2.75%	1/26/2032	8.6	8.6	7.5	—%
S&W Sales and Service LLC	(#)	240 Industrial Park Rd, Fort Valley, GA 31030	Construction of Buildings	Term Loan	Prime plus 2.75%	1/26/2032	136.7	136.7	132.2	0.03%
K&A Automotive Inc	(#)	2070 Nooseneck Hill Rd, Coventry, RI 2816	Gasoline Stations	Term Loan	Prime plus 2.75%	5/26/2047	25.8	25.8	29.1	0.01%
1st Star Alacer LLC	(#)	2251 Dehne Rd,, Northbrook, IL 60062	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/25/2032	14.9	14.9	12.9	—%
Shauna Roberts Licensed Marriage Family Therapist	(#)	2270 Douglas Blvd, Roseville, CA 95661	Social Assistance	Term Loan	Prime plus 2.75%	1/24/2032	14.9	14.9	13.2	—%
Strive Design Inc dba Fully Promoted	(#)	22221 Palos Verdes Blvd, Torrance, CA 90505	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/21/2032	57.1	57.1	49.3	0.01%
Better Care Homes LLC	(#)	26677 W. 12 Mile Rd, Southfield, MI 48034	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/21/2032	62.1	62.1	53.6	0.01%
KILTED BUILDERS, LLC dba KILTED HOME REPAIR	(#)	42 Stonehenge Dr, Henniker, NH 3242	Construction of Buildings	Term Loan	Prime plus 2.75%	1/21/2032	7.5	7.5	6.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Kynytyx Inc.	(#)	990 Station Rd, Bellport, NY 11713	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/21/2032	111.8	111.8	105.0	0.03%
Treehouse Enterprises, Inc. dba Graze Craze	(#)	100 Cote Ave, Chicopee, MA 1020	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2032	19.4	19.4	17.3	—%
CJAUTOPROS L.L.C.	(#)	943 Asheville Ave, Apt 207, Fort Mill, SC 29708	Nonstore Retailers	Term Loan	Prime plus 2.75%	1/21/2032	6.0	6.0	5.2	—%
Normandie Eateries Inc	(#)	10111 Normandie Ave, Los Angeles, CA 90044	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/21/2032	124.3	124.3	107.4	0.03%
LOOK AD ME LLC	(#)	9208 Ansel, Irvine, CA 92618	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/20/2032	4.8	4.8	4.8	—%
TruYou Aesthetics LLC	(#)	3493 Rankin Ferry Loop, Louisville, TN 37777	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/20/2032	20.1	20.1	17.4	—%
Maverick Well Service LLC	(#)	300 Farm to Market Rd 1252 E, Kilgore, TX 75662	Support Activities for Mining	Term Loan	Prime plus 2.75%	1/20/2032	1,242.3	1,242.3	1,200.0	0.30%
Vines & Bines, LLC dba Vintage Views Bar	(#)	515 Owens Way, Severna Park, MD 21146	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/19/2032	11.4	11.4	9.9	—%
Wibaux Industries, L.L.C. dba Wibaux General Store	(#)	121 Wibaux St., Wibaux, MT 59353	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	1/19/2032	15.5	15.5	16.4	—%
Astrodynamic Wines, LLC dba Oceano Wines	(#)	485 Morro Bay Blvd, Morro Bay, CA 93442	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	1/19/2032	22.4	22.4	19.8	—%
MNJR0912 Inc dba HOTWORX	(#)	2703 East BRdway, Columbia, MO 65201	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2032	17.2	17.2	18.1	—%
Elizabeth Heil dba Harmony Hair Design	(#)	244 West Main St., Ste 2, Goshen, NY 10924	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/18/2032	5.9	5.9	5.1	—%
Gs Chips inc	(#)	1010 4th St. SE, Canton, OH 44707	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	1/18/2032	73.8	73.8	64.6	0.02%
Creek Outdoors LLC dba Creek Archery	(#)	114 McGrogan Rd, Ruffs Dale, PA 15679	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/14/2032	41.4	41.4	35.7	0.01%
11th Avenue, Inc.f/k/a Groopville Inc; Groopdealz, LLC and Grizzly Riv	(#)	2728 E14th North, Idaho Falls, ID 83401	Nonstore Retailers	Term Loan	Prime plus 2.75%	1/14/2047	195.7	195.7	202.5	0.05%
Fulton Beer Hall LLC dba Fulton Hall	(#)	250 Ashland Pl, Brooklyn, NY 11217	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/14/2032	11.5	11.5	9.9	—%
Equestrian Services International, LLC	(#)	1261 F Rd, Loxahatchee, FL 33470	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/13/2032	71.2	71.2	61.6	0.02%
Elite Roofing LLC	(#)	3600 Chamberlain Lane, Louisville, KY 40241	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/13/2032	13.5	13.5	11.6	—%
Prime Way USA LLC dba Primeway Wood	(#)	3700 NW 124th Ave, Unit #137, Coral Springs, FL 33065	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/13/2032	87.0	87.0	75.0	0.02%
Concord Technologies Inc	(#)	4635 SE 44th Ave, Portland, OR 97206	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/12/2032	58.1	58.1	50.1	0.01%
HPT SOLUTIONS, INC.	(#)	1215 Lake Rise Overlook, Gallatin, TN 37066	Truck Transportation	Term Loan	Prime plus 2.75%	1/12/2032	37.3	37.3	32.1	0.01%
Atlas Tr Inc dba Atlas General Construction	(#)	36391 Haley St., Newark, CA 94560	Construction of Buildings	Term Loan	Prime plus 2.75%	1/12/2032	62.1	62.1	55.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Matthew McDonough dba Changing Gearz	(#)	161 Main St, West Newbury, MA 1985	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/6/2032	8.1	8.1	7.4	—%
Clinical Assessment Group, LLC	(#)	4801 Lang Ave NE, Albuquerque, NM 87109	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/6/2032	4.5	4.5	3.9	—%
OPC Group LLC	(#)	45 Irving Ave, Brooklyn, NY 11237	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	1/5/2032	20.1	20.1	17.7	—%
Life at the Beach LLC dba Garra Spa	(#)	5675 N Atlantic Ave, Cocoa Beach, FL 32931	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/4/2032	37.5	37.5	33.0	0.01%
3815 Media, Inc.	(#)	3201 Peachtree Corners Circle, Peachtree Corners, GA 30092	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/30/2031	367.9	367.9	382.6	0.10%
3 Generations LLC	(#)	2800 Baton Rouge Rd, Williamstown, KY 41097	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2032	103.2	103.2	90.7	0.02%
Inspired Education 2 LLC dba Happy Days 2	(#)	221 Edinburg Rd, Mercerville, NJ 8619	Social Assistance	Term Loan	Prime plus 2.75%	12/29/2046	249.3	249.3	260.3	0.07%
The Queen Ready Mix, Inc.	(#)	8702 Liberty Rd, Houston, TX 77028	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/29/2031	496.3	496.3	497.9	0.12%

Hacienda Car Wash Inc.	(#)	2400 S Goliad St., Rockwall, TX 75087	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/29/2031	9.9	9.9	9.8	—%
Bright Horizons Preschool, LLC	(#)	275 Enterprise Dr, Valdosta, GA 31601	Social Assistance	Term Loan	Prime plus 2.75%	12/29/2046	219.6	219.6	241.1	0.06%
Kosovar Corporation dba La Vista Ristorante Italiano	(#)	355 Smith Ridge Rd, South Salem, NY 10590	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2046	339.0	339.0	379.8	0.10%
Belcher's Electric LLC	(#)	138 Dorchester St., Greenwood, SC 29646	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/29/2031	20.0	20.0	17.4	—%
Clean Pro 1, LLC	(#)	385 Boston Post Rd, Orange, CT 6477	Construction of Buildings	Term Loan	Prime plus 2.75%	5/29/2047	98.0	98.0	110.7	0.03%
Calderon Insurance Agency dba California Liberty Insurance	(#)	5127 Franklin Blvd, #3, Sacramento, CA 95820	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/29/2046	180.6	180.6	192.5	0.05%
Arclight Industries LLC	(#)	340 Quail Run Rd,, Venetia, PA 15367	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/29/2046	37.5	37.5	41.5	0.01%
Lillie Mae's Place LLC	(#)	57 Main St., East Haven, CT 6512	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/29/2046	99.0	99.0	105.3	0.03%
Henry J Fishman MVPC	(#)	2021 K St. Ste 400 NW, Washington, DC 20006	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/29/2031	333.3	333.3	293.4	0.07%
Happy Wheels Charter LLC	(#)	4 Old Elm St., Salusbury, MA 1952	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/29/2046	179.5	179.5	198.7	0.05%
Altitude Roofing LLC	(#)	2909 N Tindle Blvd, Flagstaff, AZ 86004	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/29/2031	79.0	79.0	68.1	0.02%
CPH Milpitas LLC dba Curry Pizza House	(#)	1806 Milmont Dr, Milpitas, CA 95035	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2031	86.4	86.4	74.9	0.02%
Champion Volleyball Club of Houston LLC	(#,^)	19418 Pinehurst Trail Dr, Humble, TX 77346	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/29/2046	161.0	161.0	175.0	0.04%
Monticello Corporation dba Reid Super Save Market #3 and Millclem Cor	(#)	600 Preston Ave, Charlottesville, VA 22903	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2031	69.3	69.3	73.4	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Beyond the Numbers CPAs Inc	(#)	1004 Lewis Ave, Billings, MT 59102	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2046	139.9	139.9	153.5	0.04%
NORTHCOMM LLC dba RFS Construction	(#)	213 Cascade View Court, East Wenatchee, WA 98802	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/29/2031	73.8	73.8	63.6	0.02%
Pole Dance Carolinas LLC dba PoleFit Carolinas	(#)	9826 Gilead Rd, C -200, Hunterville, NC 28078	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/29/2031	40.7	40.7	35.1	0.01%
Salon Sora LLC and Frank Marino	(#)	1675 North Military Trail, Boca Raton, FL 33433	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/29/2031	85.4	85.4	73.7	0.02%
Hacienda Car Wash Inc.	(#)	2400 S Goliad St., Rockwall, TX 75032	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/29/2046	51.8	51.8	57.8	0.01%
The Dance Affair, Inc	(#,^)	850 N Winchester Blvd, San Jose, CA 95128	Educational Services	Term Loan	Prime plus 2.75%	12/29/2031	8.0	8.0	6.9	—%
Nova Engineering Inc	(#)	4373 Viewridge Ave, Ste A, San Diego, CA 92123	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2031	49.4	49.4	42.6	0.01%
Eastern Aero Marine, Inc, dba EAM Worldwide	(#)	5502 NW 37th Ave, Miami, FL 33142	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/29/2046	1,246.4	1,246.4	1,407.1	0.35%
High Q Automotive Consulting andRide 4 U LLC	(#)	747 N State Rd 7, Plantation, FL 33317	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/29/2046	1,214.8	1,214.8	1,321.5	0.33%
RV'S-4-Less dba RV Liquidation Center	(#)	984 W Shaw Ave, Clovis, CA 93612	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/29/2031	342.0	342.0	308.5	0.08%
Unique Surveillance LLC and Fast Guard Service Worldwide, LLC	(#)	925 South 21st Ave, Hollywood, FL 33020	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/28/2031	1,210.8	1,210.8	1,068.0	0.27%
CS Concept Holdings, LLC and CS Holdings 409 South Main, LLC	(#)	4350 Canada Rd, :, Lakeland, TN 38002	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2031	47.5	47.5	41.3	0.01%
Lotus Care LLC	(#)	14000 Sunfish Lake Blvd, NW, MN 55303	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2031	22.2	22.2	19.2	—%
Shieldcoat Technologies Inc	(#)	308 Ellen Trout Dr, Lufkin, TX 75904	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2046	735.4	735.4	830.2	0.21%
Freedom Construction LLC	(#)	2897 E Massengale Rd, Shelbyville, IN 46176	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/28/2031	10.7	10.7	10.0	—%
Colorado Avocado LLC dba Toastique	(#)	11590 Ridgeline Dr, Colorado Springs, CO 80921	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2032	115.5	115.5	102.0	0.03%
Alaska Demolition, LLC	(#)	2817 Rampart Dr, Anchorage, AK 99501	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2046	1,246.4	1,246.4	1,407.1	0.35%
The Beginning Zone	(#)	13709 S. Wilkie Ave, Gardena, CA 90249	Social Assistance	Term Loan	Prime plus 2.75%	12/23/2046	189.9	189.9	207.3	0.05%
M-23 Mechanical Systems	(#,^)	2974 Betsy Way, San Jose, CA 95133	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/23/2031	58.0	58.0	49.9	0.01%
Nyssa Mercantile, LLC	(#,^)	119 Main St., Nyssa, OR 97913	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/23/2046	42.0	42.0	45.3	0.01%
PKLoop Peer LLC	(#,^)	1051 Kaylie St., Grand Prairie, TX 75052	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	12/23/2031	22.2	22.2	20.5	0.01%
Sk8 House Virginia Beach LLC	(#)	600 Lynnhaven Pkwy, Virginia Beach, VA 23452	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2031	15.6	15.6	13.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Nyssa Mercantile LLC	(#)	119 Main St., Nyssa, OR 97913	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/23/2031	56.8	56.8	52.2	0.01%
CNJ Services LLC	(#)	5519 Ironhorse Rd, North Chesterfield, VA 23234	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/23/2031	8.8	8.8	7.9	—%
Riaz and Son Inc and Uddin Family Realty	(#)	100-15 94th Ave, Ozone Park, NY 11416	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/23/2046	146.3	146.3	165.2	0.04%
Outdoor Equipment Manufacturer, LLC	(#)	3520 NW 51st St., Miami, FL 33142	Textile Product Mills	Term Loan	Prime plus 2.75%	12/23/2031	92.6	92.6	97.9	0.02%
LDI Energy Services, LLC	(#)	6519 103 West Ave, Tioga, ND 58852	Support Activities for Mining	Term Loan	Prime plus 2.75%	12/22/2046	272.5	272.5	300.7	0.08%
Rana N. Hassan, M.D P.C	(#)	71 Franklin Ave, Franklin Square, NY 11010	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2031	112.6	112.6	98.1	0.02%
Plantation Shutter Co Inc	(#)	11704 Wilshire Blvd, Los Angeles, CA 90275	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2031	86.4	86.4	74.4	0.02%
Kinly Signs Corporation	(#)	2485 County Rd 1, South Point, OH 45680	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/22/2046	297.9	297.9	310.9	0.08%
Hallmark Enterprises LLC	(#)	54 Furman Ave, Brooklyn, NY 11207	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/22/2031	1,240.8	1,240.8	1,090.3	0.27%
Mobile Bottling Source LLC	(#)	611 Green Sage Way, las Vegas, NV 89138	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/22/2031	185.2	185.2	163.7	0.04%
The Handyman Clarksville, LLC	(#)	2727 Union Hall Rd, Clarksville, TN 37040	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/22/2031	185.2	185.2	195.8	0.05%
C&C Contracting	(#)	10620 Southern Highlands Pkwy, Las Vegas, NV 89141	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/22/2031	123.5	123.5	106.2	0.03%
Scott Hollingsworth Equipment Company	(#)	17621 Perkins Rd, Baton Rouge, LA 70810	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/22/2031	64.9	64.9	68.6	0.02%
LDI Energy Services, LLC dba LDI Excavation	(#)	6519 103 West Ave, Tioga, ND 58852	Support Activities for Mining	Term Loan	Prime plus 2.75%	12/22/2031	324.2	324.2	297.9	0.07%
HHLM LLC	(#)	535 Shawmut Ave, Boston, MA 2118	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/22/2031	13.9	13.9	12.1	—%
BYC - La Quinta LLC dba Broken Yolk Cafe	(#)	78430 CA-111, La Quinta, CA 92253	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2046	568.7	568.7	614.7	0.15%
QUICK DROP IMPOUNDING, TOWING & RECOVERY, INC	(#)	2565 Lake Rockaway Rd SW, Conyers, GA 30012	Support Activities for Transportation	Term Loan	Prime plus 2.75%	12/21/2046	146.8	146.8	165.8	0.04%
Yours II Cosmetology Academy Inc	(#)	1416 W Columbia Ave, Battle Creek, MI 49015	Educational Services	Term Loan	Prime plus 2.75%	12/21/2047	823.8	823.8	930.0	0.23%
Mercury Pharmacy Corporation	(#)	480 Chadbourne Rd, Fairfield, CA 94534	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	12/21/2031	184.5	184.5	158.8	0.04%
360 GRIP AND ELECTRIC LLC and Julien Janigo	(#,^)	3500 Eagle Rock Blvd, Los Angeles, CA 90065	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/21/2031	81.5	81.5	73.1	0.02%
Alaska Industrial Paint, LLC and Endeavor Properties LLC	(#)	1301 North Post Rd, Anchorage, AK 99501	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/21/2047	25.0	25.0	28.2	0.01%
Inobe LLC dba BLD2GO	(#,^)	1146 W Buckeye Rd, Phoenix, AZ 85007	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/21/2046	98.2	98.2	102.9	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Storm Trooper Transportation Corp	(#)	2205 W Highland Ave, San Bernardino, CA 92407	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2031	777.6	777.6	675.4	0.17%
Storm Trooper Transportation Corp	(#)	2205 W Highland Ave, San Bernardino, CA 92407	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2046	463.6	463.6	514.0	0.13%
Lauren Taylor Beauty LLC dba Evolution Body Works	(#)	195 E 4th St. Ste 10, Long Beach, CA 90802	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/21/2031	77.8	77.8	72.7	0.02%
Regal Express Corporation	(#)	4122 County Rd 516, Matawan, NJ 7747	Truck Transportation	Term Loan	Prime plus 2.75%	12/20/2031	132.5	132.5	114.0	0.03%
Robo-Breaking New York Inc	(#)	302A W 12th St, New York, NY 10014	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2031	296.3	296.3	309.0	0.08%
Nextstep Counseling Services, LLC	(#)	1707 Linwood Dr, Paragould, AR 72450	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/20/2031	30.7	30.7	26.5	0.01%
Vidya Technologies LLC	(#,^)	2509 George Mason Dr, Virginia Beach, VA 23456	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/20/2031	7.9	7.9	6.8	—%
First Lone Star Pharmacy Group LLC	(#)	6901 Preston Rd, Dallas, TX 75205	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	12/20/2031	123.8	123.8	106.7	0.03%
First Lone Star Pharmacy Group II, LLC dba Trinity Pharmacy	(#)	1925 East Rosemeade Pkwy, Carrollton, TX 75007	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	12/20/2046	138.8	138.8	143.3	0.04%
Theramove & Diagnostics LLC	(#,^)	110 West Rd, Towson, MD 21204	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/20/2031	8.6	8.6	8.5	—%
Unlimited Investors Group, Inc.	(#)	252 Aster Place, Hampstead, NC 28443	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/20/2031	370.4	370.4	318.7	0.08%
Northern Steel and Concrete, LLC, a Pennsylvania LLC,Northern Steel an	(#)	18 Hillcrest Lane, Willingboro, NJ 8046	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/17/2031	1,078.0	1,078.0	1,018.2	0.26%
LA TAQUERIA INC	(#)	10 Greenwich Ave, GREENWICH, CT 6830	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/17/2032	96.2	96.2	85.6	0.02%
SoCal Propane LLC	(#)	220 N San Jacinto St., Hemet, CA 92543	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/17/2031	335.8	335.8	355.0	0.09%
Ponce & Ponce, Inc	(#)	3015 NW 74th Ave, Miami, FL 33122	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2031	74.1	74.1	63.7	0.02%
MR3 LLC dba dba Union Fence	(#)	1340 Hartford Ave, Johnston, RI 2919	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/17/2046	334.0	334.0	373.8	0.09%
Venture Coffee Company, LLC dba Venture Roastery	(#)	13406 W Center Dr, Lakewood, CO 80228	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2031	20.1	20.1	17.4	—%
Maxwell, Hendry & Simmons LLC	(#,^)	1619 Jackson St., Fort Myers, FL 33901	Real Estate	Term Loan	Prime plus 2.75%	12/17/2031	150.6	150.6	129.6	0.03%
Logo Concepts LLC	(#,^)	1265 W 1275 North #2, Centerville, UT 84014	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/17/2031	349.6	349.6	303.0	0.08%
Invisishield, L.L.C	(#)	6120 Louetta Rd, Houston, TX 77379	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2031	37.0	37.0	32.1	0.01%
Techbee LLC dba TechBee Solutions	(#)	4900 Hopyard Rd, Pleasanton, CA 94588	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/17/2031	49.4	49.4	42.6	0.01%
Brooker Construction LLC dba Sampson Tree Service	(#)	2170 SW Conant Ave, Port St. Lucie, FL 34953	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/17/2031	265.0	265.0	234.7	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

VENDALL VENTURES LLC	(#)	25027 South Interstate, WaKeeney, KS 67672	Accommodation	Term Loan	Prime plus 2.75%	12/17/2046	273.7	273.7	297.7	0.07%
Leedann Properties LLC	(#)	534 Mill St SE, Gainesville, GA 30501	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/17/2046	248.7	248.7	260.7	0.07%
SEC LLC	(#)	4470 Sunset Blvd, Los Angeles, CA 90027	Utilities	Term Loan	Prime plus 2.75%	12/16/2031	71.3	71.3	62.0	0.02%
Milson Restaurants LLC dba El Chico Granbury	(#)	1151 E US Hwy 377, Ste #110, Granbury, TX 76048	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2031	74.6	74.6	64.2	0.02%
LGB Tax and Accounting LLC dba Loretta GriefBarbaro EA	(#,^)	2944 Valentine Pl, Wantagh, NY 11793	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2046	111.2	111.2	125.0	0.03%
JMJ Sales Group LLC	(#)	210 S. Linn Ave.,, Wentzville, MO 63385	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/16/2031	49.5	49.5	44.8	0.01%
Sivalingam Medical Corporation, Inc dba First Valley Medical Group	(#)	44725 10th St W, Ste 210, Lancaster, CA 93534	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2031	793.6	793.6	682.9	0.17%
Pool Logic Design and Construction Inc	(#,^)	277 W Allen Ave, San Dimas, CA 91773	Construction of Buildings	Term Loan	Prime plus 2.75%	12/16/2031	494.1	494.1	425.1	0.11%
Throop Family Holdings Inc dba Rogue Metal & Supply	(#)	7130 Crater Lake Hwy, White City, OR 97503	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/16/2031	209.9	209.9	193.8	0.05%
Empowering Families Educational Services	(#,^)	504 W Baseline Rd, STE A, Glendora, CA 91740	Educational Services	Term Loan	Prime plus 2.75%	12/16/2031	7.4	7.4	6.4	—%
TSM New Beginnings	(#)	8850 W Sunset Rd, Las Vegas, NV 89148	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/15/2031	26.7	26.7	23.1	0.01%
The Great Gatsby Motel Inn Corporation	(#)	214 County Hwy 152, Northville, NY 12134	Accommodation	Term Loan	Prime plus 2.75%	12/15/2046	99.7	99.7	112.6	0.03%
Avtek Integration Services, Inc	(#)	4733 122nd Ave N., Unit E, Pinellas Park, FL 33762	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/15/2031	67.9	67.9	63.5	0.02%
Aqua Salon and Spa LLC	(#)	6730 Post Rd, North Kingston, RI 2852	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/15/2046	81.0	81.0	89.3	0.02%
Christopher C Copeland PA	(#)	8331 SE Royal St., Hobe Sound, FL 33455	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/15/2031	61.7	61.7	54.7	0.01%
Cooks BBQ Products dba Cooks International	(#)	7 World Trade Center, New York, NY 10006	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/15/2031	987.6	987.6	898.8	0.23%
Quandry Enterprises LLC dba Twinkle Toes Nanny	(#,^)	1600 E Sunrise Blvd, Fort. Lauderdale, FL 33304	Social Assistance	Term Loan	Prime plus 2.75%	12/15/2031	6.7	6.7	5.7	—%
Good Fortune Supermarket (Rhode Island) Corp	(#,^)	101 Cadillac Dr, Providence, RI 2907	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/15/2031	642.0	642.0	657.3	0.16%
East Nashville Barre Fitness LLC dba Neighborhood Barre Green Hills	(#)	3310 Gallatin Pike, Nashville, TN 37216	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/14/2031	11.6	11.6	10.0	—%
Erin Dewey dba Castle Rock Bakery	(#)	160 Huntington Ave, Ste A & B, Castle Rock, WA 98611	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2031	46.7	46.7	41.1	0.01%
First Choice Brokerage Corporation First Choice Strategies LLC &First	(#)	822 A1A N, Ponte Vedra Beach, FL 32082	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/14/2031	62.4	62.4	53.7	0.01%
CTS MANAGEMENT USA INC	(#)	17 Marion Ave, Franklin Park, NJ 8823	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2031	61.7	61.7	53.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Smart Wired Services LLC	(#)	123 McCreary Rd, New Brighton, PA 15066	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/14/2031	7.9	7.9	8.4	—%
Corporate Tax Services, Inc.	(#)	1250 BRdway 36th Floor, New York, NY 10001	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2031	14.8	14.8	12.7	—%
Nicholas Peter Berry dba Nick Berry Production Lighting	(#)	1081 Hayes Ave, San Diego, CA 92103	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/14/2031	2.4	2.4	2.2	—%
Sky’s The Limit Yoga Company	(#)	115 W 25TH St, Norfolk, VA 23517	Educational Services	Term Loan	Prime plus 2.75%	12/13/2031	5.9	5.9	5.1	—%
Momentum Metal Finishing, Inc.	(#)	1286 Anvilwood Ave, Sunnyvale, CA 94089	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/13/2047	84.6	84.6	95.5	0.02%
EBG Re-Sell LLC	(#,^)	26943 Ruether Ave, Santa Clarita, CA 91351	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/13/2031	7.4	7.4	6.4	—%
BGF Bobby Q's Inc	(#)	365 W Sunrise Hwy, Freeport, NY 11520	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/13/2047	148.0	148.0	167.1	0.04%
IV Therapy Management Inc	(#)	2 Sears Dr, Paramus, NJ 7652	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/13/2032	22.9	22.9	20.1	0.01%
Lloyd Hardware LLC	(#,^)	2319 W. Court St., Janesville, WI 53548	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/13/2031	98.8	98.8	91.5	0.02%
Grazin Foods LLC dba Graze Craze	(#,^)	12800 South Memorial Dr, Stes A1 and A2, Bixby, OK 74008	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/10/2031	16.9	16.9	15.4	—%
Nonnos Ice Cream Shoppe Inc	(#,^)	270 Seabury St., Fall River, MA 2720	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/10/2046	20.0	20.0	22.6	0.01%
ANR Insulation , LLC dba King Insulation	(#,^)	25 N 47th Ave, Phoenix, AZ 85043	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/10/2031	493.8	493.8	424.9	0.11%
Phillips Rental RV, LLC	(#,^)	5827 Stanida Circle, Holladay, UT 84121	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/10/2031	9.9	9.9	8.5	—%
Stehlik Service and Tire INC	(#,^)	2410 N Powers Blvd, Colorado Springs, CO 80915	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2046	117.4	117.4	121.6	0.03%
Blooms Pharmacy LLC	(#,^)	16347 Middlebelt Rd, Livonia, MI 48154	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	12/10/2031	25.7	25.7	27.1	0.01%
Railhead, Inc	(#,^)	13800 Coppermine Rd, Herndon, VA 20171	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2031	34.7	34.7	29.8	0.01%
Suha Promotions LLC dba Fully Promoted	(#)	8211 Byron Center Ave SW, Byron Center, MI 49315	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/9/2032	27.5	27.5	29.1	0.01%
NEW FRONTIER INSURANCE AGENCY OF FORT CALHOUN, INC	(#,^)	510 North 14th, Fort Calhoun, NE 68023	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/9/2031	15.7	15.7	16.6	—%
Suha Signs LLC dba Signaramaa	(#)	8211 Byron Center Ave SW, Byron Center, MI 49315	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2032	30.0	30.0	31.8	0.01%
Suha Restaurants LLC dba The Great Greek Grill	(#)	8211 Byron Center Ave SW, Byron Center, MI 49315	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/9/2032	58.7	58.7	62.2	0.02%
World Diamond Source, Inc	(#,^)	2987 Center Port Circle, Stes 4 & 5, Pompano Beach, FL 33064	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2031	197.5	197.5	208.8	0.05%
Freedom Toast LLC dba Sunrise Diner	(#,^)	401 N Atlantic Ave, Ocean City, MD 21842	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2031	18.7	18.7	16.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Broadway Ethos Holdings, LLC	(#,^)	218 Elizabeth St, East Jordan, MI 49727	Accommodation	Term Loan	Prime plus 2.75%	12/8/2046	51.7	51.7	56.4	0.01%
Clean Energyz LLC	(#,^)	881 Alma Real Dr, Pacific Palisades, CA 90272	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/8/2046	1,007.9	1,007.9	1,066.0	0.27%
Foster the Community LLC	(#)	13451 and 13453 Fishhawk Blvd, Riverview, FL 33569	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2032	13.1	13.1	13.9	—%
Myoung & Lee Inc	(#,^)	10251 Little Brier Creek Lane, Ste 106, Raleigh, NC 27617	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2031	16.8	16.8	14.5	—%
Wilcompute	(#,^)	200 W Pondera Ave, Lancaster, CA 93534	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/7/2046	42.0	42.0	47.4	0.01%
Sweet Pink’s Creamery LLC dba Sweet Charlies	(#)	391 Quill Dr, Dawsonville, GA 30534	Food Manufacturing	Term Loan	Prime plus 2.75%	12/7/2031	6.4	6.4	5.5	—%
Atomic Dog LLC dba Jack's Hard Cider	(#,^)	1865 Gettysburg Village Dr, Unit 5, Gettysburg, PA 17325	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/7/2031	1,125.7	1,125.7	993.2	0.25%
Cali Weights LLC	(#,^)	650 Pressley Rd, Charlotte, NC 28217	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/7/2031	42.0	42.0	36.1	0.01%
Alley Taco 402, LLC dba Alley Taco 402	(#,^)	2002 Missouri Ave, Omaha, NE 68107	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/6/2046	22.4	22.4	24.2	0.01%
Patsy McCraken	(#,^)	514 E Main St., Henryetta, OK 74437	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/6/2031	37.4	37.4	35.3	0.01%
Mudshark Studios, LLC	(#,^)	1930 NE Oregon St, Portland, OR 97232	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/6/2031	14.3	14.3	12.3	—%
HMG Strategy, LLC	(#)	55 Post Rd West, Westport, CT 6880	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/3/2031	86.4	86.4	74.4	0.02%
BB's Childcare, LLC dba Brilliant Brains Learning Center	(#,^)	7076 Blondo St., Omaha, NE 68104	Social Assistance	Term Loan	Prime plus 2.75%	12/3/2031	14.2	14.2	12.3	—%
Cliff's Motor Inn, LLC	(#,^)	4785 Saint Leonard Rd, Saint Leonard, MD 20685	Accommodation	Term Loan	Prime plus 2.75%	12/3/2046	57.5	57.5	62.6	0.02%
Pinnacle Pools, Inc	(#,^)	20442 Palomar St., Wildomar, CA 92595	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/3/2032	10.2	10.2	8.8	—%
LEBAT Properties, LLC	(#,^)	6418 N New Braunfels Ave, San Antonio, TX 78209	Food Manufacturing	Term Loan	Prime plus 2.75%	12/3/2031	43.6	43.6	45.9	0.01%
Reliance Healthcare Services LLP dba Always Best Care Senior Services	(#)	1101 Kings Hwy N, Cherry Hill, NJ 8034	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/3/2031	38.4	38.4	33.1	0.01%
Metalhouse LLC	(#,^)	4705 S. Apopka Vineland Rd, Orlando, FL 32819	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/2/2031	311.1	311.1	267.7	0.07%
Carolina Decompression and Physical Therapy LLC	(#,^)	11618 US Hwy 70 W, Ste 106, Clayton, NC 27520	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2031	74.1	74.1	63.7	0.02%
Ryan M. White dba Precision Engraving and Signs	(#,^)	2419 Heather Ave, Long Beach, CA 90815	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/1/2031	17.8	17.8	16.6	—%
CDM Field Services, Inc. dba Xcite Automotive	(#,^)	328 South Jefferson St., Chicago, IL 60661	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/1/2031	386.0	386.0	336.6	0.08%
Pro Source Services, Inc dba Pro Source Services	(#,^)	6970 Wallis Rd, West Palm Beach, FL 33413	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/1/2031	107.0	107.0	92.1	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

RECS LLC dba Richmond Express	(#,^)	1804 Dabney Rd, Richmond, VA 23230	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/1/2031	146.8	146.8	126.5	0.03%
L.O.T Early Learning Center LLC	(#,^)	650 NW 183rd St, Miami, FL 33169	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2031	24.6	24.6	23.9	0.01%
JMH GROUP, LLC dba Hotworx Studio	(#)	13435 University Ave, Clive, IA 50325	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2032	41.8	41.8	37.0	0.01%
Just Teazzin L.L.C.	(#,^)	4815 E Main St., Mesa, AZ 85205	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2046	25.0	25.0	27.0	0.01%
Poquoson Law Group, P.C.and Holcomb Solutions, LLC	(#,^)	720 Roger Brown Dr, Newport News, VA 23602	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2046	167.8	167.8	178.9	0.04%
Ascent Holdings LLC and First Ascent, LLC	(#,^)	3516 N Spaulding Ave, Chicago, IL 60618	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/30/2032	174.2	174.2	153.3	0.04%
The Four Star Ranch, LLC	(#,^)	238 Oak St, Medford, NY 11763	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2046	99.8	99.8	111.5	0.03%
POLARIS BARRE LLC dba PURE BARRE POLARIS	(#,^)	1513 Gemini Place, Columbus, OH 43240	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/24/2031	7.4	7.4	6.6	—%
Runyaro Richardson dba Self Made Musicnaire	(#,^)	14855 Memorial Dr, Houston, TX 77079	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/24/2031	7.8	7.8	6.8	—%
LR Greenview LLC dba Teaspoon	(#)	2977 Ygnacio Valley Rd, Unit 2977, Pleasant Hill, CA 94523	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/24/2032	15.6	15.6	13.5	—%
J Lan CPA Inc	(#,^)	12225 South St, Artesia, CA 90701	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/23/2031	22.1	22.1	19.0	—%
Edenburg Hospitality Inc	(#,^)	2750 SW 145th Ave, Ste 304, Miramar, FL 33027	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/23/2031	61.3	61.3	64.8	0.02%
Alpine Rings, LLC	(#,^)	2040 Independence Commerce Dr, Matthews, NC 28105	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/23/2031	14.7	14.7	12.7	—%
Southern Latitude Charters LLC	(#,^)	425 N. Osprey Ave, Sarasota, FL 34236	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	11/23/2031	19.8	19.8	18.0	—%
The Piano Outlet, Inc.	(#,^)	3775 NW 124th Ave, Coral Springs, FL 33065	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/23/2031	12.3	12.3	12.6	—%
Flener IP Law, LLC	(#,^)	77 West Washington St. Ste 800, Chicago, IL 60602	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2031	14.8	14.8	12.7	—%
OneCare Health-Advanced Practice Health & Wellness Corp	(#,^)	97 Port Richmond Ave, Staten Island, NY 10302	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/22/2031	9.8	9.8	8.5	—%
Gerland Investments, Inc dba Premier Martial Arts	(#)	12611 I-10 West, Ste 102, San Antonio, TX 78230	Educational Services	Term Loan	Prime plus 2.75%	4/22/2032	11.8	11.8	10.2	—%
Cause of a Kind, LLC	(#,^)	3989 Long Beach Rd, Island Park, NY 11558	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2031	85.4	85.4	73.5	0.02%
Those Guys Fitness LLC.	(#,^)	2850 Main St., Ste 104, Mesa, AZ 85213	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/22/2031	7.4	7.4	6.4	—%
Barahona Plumbing LLC	(#,^)	2789 Jefferson Davis Hwy, Unit 107, Stafford, VA 22554	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/22/2046	24.7	24.7	27.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sudha Spirit LLC dba Cork Shop	(#)	317 East Main St., Branford, CT 6405	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/19/2031	52.5	52.5	45.2	0.01%
Pho 99 III Vietnamese Restaurant LLC	(#)	3151 Route 27, Unit K, Franklin Park, NJ 8846	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/19/2031	14.8	14.8	12.7	—%
Ryshaan LLC dba Fyzical Therapy and Balance Center	(#)	3780 Riverchase Village, Ste 900, Hoover, AL 35244	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/19/2032	43.5	43.5	38.0	0.01%
IVF Cryo LLC	(#,^)	12526 Promise Creek Lane (Building 3), Unit 326, Fishers, IN 46038	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/19/2046	29.9	29.9	31.2	0.01%
Kouklet LLC	(#,^)	744 South St., Philadelphia, PA 19147	Food Manufacturing	Term Loan	Prime plus 2.75%	11/19/2031	6.4	6.4	5.5	—%
Double Scoop Ice Cream Cascade LLC	(#,^)	2970 Stonecrest Pass, Stonecrest,, GA 30038	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/19/2046	124.5	124.5	133.7	0.03%
M & M Liquidation	(#,^)	16 Millstone, Irvine, CA 92606	Nonstore Retailers	Term Loan	Prime plus 2.75%	11/19/2031	3.4	3.4	3.0	—%
New Magnolia Garden Center, Inc	(#,^)	9620 Chicago Ridge Mall, Chicago Ridge, IL 60609	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2031	3.4	3.4	3.0	—%
BECCS BROWS LLC	(#,^)	3950 Long Beach Blvd, Ste 203, Long Beach, CA 90807	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2046	84.6	84.6	93.2	0.02%
JJBen, Corporation dba Benson Crane Service	(#,^)	437 Route 212, Saugerties, NY 12477	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/18/2031	152.2	152.2	142.3	0.04%
Rex Regum Incorporated dba Mr. Electric of Concord CA	(#,^)	3737 Parkmall Court, Concord, CA 95419	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/18/2031	11.7	11.7	10.1	—%
Caroline Cecil Textiles, LLC	(#,^)	3834 N 35th Place, Phoenix, AZ 85018	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/18/2031	5.4	5.4	4.7	—%
	(#,^)	2347 Bright Meadows, Missouri City, TX 77489	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/18/2031	12.3	12.3	10.6	—%
Guardian Cyber Solutions, LLC	(#,^)	14011 Hollow Crest Place, Riverview, FL 33579	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/18/2031	9.8	9.8	8.5	—%
West Ballantyne Animal Hospital PLLC	(#,^)	11926 Providence Rd W, Charlotte, NC 28277	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/18/2031	10.4	10.4	8.9	—%
Dayo J. Jones dba DayoSense	(#,^)	2306 South Eddy St., Seattle, WA 98108	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/18/2031	10.8	10.8	9.6	—%
EKGolf Inc	(#,^)	10890 Douglas Ave, Urbandale, IA 50322	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/17/2031	4.5	4.5	4.2	—%
Brevard Water Systems Sales & Services Inc	(#,^)	3101 US-1, Mims, FL 32754	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/17/2031	27.4	27.4	23.6	0.01%
Uniglobal Pension Planning Inc	(#,^)	4114 Legato Rd, Fairfax, VA 22033	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2031	103.3	103.3	88.9	0.02%
Casablanca Floral Studio	(#,^)	106 Ram Cat Alley, Seneca, SC 29678	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/16/2031	1.7	1.7	1.5	—%
Reset Cryotherapy LLC	(#,^)	1220 20th St, Miami Beach, FL 33139	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/16/2031	34.3	34.3	31.5	0.01%
Jay Kalimai LLC	(#,^)	310 S Robinson Dr, Waco, TX 76706	Gasoline Stations	Term Loan	Prime plus 2.75%	11/12/2046	31.9	31.9	36.0	0.01%
Ghioni Tax & Accounting Solutions, LLC	(#,^)	958 NE Kelly Ave, Gresham, OR 97030	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/12/2031	4.9	4.9	4.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Kebab Daddy Inc	(#,^)	3701 Ocean View Blvd. A-3, Montrose, CA 91020	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/12/2031	16.2	16.2	15.2	—%
Colin Forde DDS PC dba Family & Cosmetic Dental Design	(#,^)	7520 Montgomery Blvd NE Bldg C, Albuquerque, NM 87109	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2046	162.2	162.2	176.5	0.04%
Georgia Two-Way Inc	(#,^)	1206 GA Hwy 30 West, Americus, GA 31719	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	11/12/2031	29.4	29.4	25.3	0.01%
Exit Strategies, LLC dba Spa Society	(#,^)	500 Ave at Port Imperial, Ste E, Weehawken, NJ 7086	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/12/2031	27.1	27.1	23.5	0.01%
Cresson-Inn Bar & Grille, Inc.	(#,^)	114 Gay St., Manayunk, PA 19127	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2046	47.6	47.6	52.6	0.01%
Codame Enterprises LLC dba Firehouse Subs #142	(#,^)	1547 Main St., Dunedin, FL 34698	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2031	26.8	26.8	23.1	0.01%
US Ideal Diamond Cutting Works Inc	(#,^)	5757 Alpha Rd,Ste 502, Dallas, TX 75240	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/10/2031	19.7	19.7	16.9	—%
New Generation Products LLC	(#,^)	5013 Pacific Hwy E, Fife, WA 98424	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	11/10/2031	196.8	196.8	169.3	0.04%
The Loyal Subjects Wave 2, LLC	(#,^)	144 West Washington Blvd, Los Angeles, CA 90007	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/10/2031	196.8	196.8	169.3	0.04%
Bofill's Barbeque LLC	(#)	15159 South Cicero Ave, Oak Forest, IL 60452	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2047	31.6	31.6	33.6	0.01%
Sargas Pharmaceutical Adherence & Compliance Intl, LLC	(#,^)	109 H St., Bakersfield, CA 93304	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/9/2046	19.4	19.4	21.8	0.01%
Solo Creer LLC dba DoodyCalls	(#,^)	13096 County Rd 192, Tyler, TX 75703	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	11/9/2031	6.2	6.2	5.3	—%
Branded Goods LLC	(#,^)	1975 Stirling Rd, Stes A, B, and C, Davie, FL 33004	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2031	73.8	73.8	71.4	0.02%
LA SCAPES LLC	(#,^)	1812 Portview Dr, Spring Hill, TN 37174	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/8/2031	10.3	10.3	8.9	—%
ORCHID ENERGY SOLUTIONS	(#,^)	3662 Clyde Park Ave SW, Wyoming, MI 49509	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/8/2031	24.6	24.6	21.2	0.01%
Michelle Rianne Turney dba The Collective Salon Suites	(#,^)	809 Frolich Dr, Midwest City, OK 73110	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/8/2032	4.0	4.0	3.5	—%
The Soda Spot LLC	(#,^)	7240 W. Azure Rd, Ste #105, Las Vegas, NV 89130	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/5/2032	5.4	5.4	5.0	—%
Ricky W. Kent dba VT-Doors-N-More	(#,^)	49 Mill Rd, Mount Tabor, VT 5739	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/5/2046	21.7	21.7	24.3	0.01%
Ecuadane, Inc.	(#,^)	9 Windsor Court, Purchase, NY 10577	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/5/2031	34.3	34.3	29.7	0.01%
Paul Genzink LLC dba VSBL	(#,^)	1332 Pinegrove NW, Grand Rapids, MI 49504	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	11/5/2031	4.9	4.9	4.3	—%
Top Knot Studio, LLC dba Goldenrod Parlor	(#,^)	220 NW 8th Ave, Ste 40, Gainesville, FL 32601	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/5/2031	4.9	4.9	4.2	—%
Sivalingam Medical Corporation, Inc dba First Valley Medical Group	(#,^)	44725 10th St W, Ste 210, Lancaster, CA 93534	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/5/2031	143.7	143.7	133.7	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

New Mexico Rey LLC	(#,^)	3520 Pan American Fwy NE, Albuquerque, NM 87107	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/5/2031	6.9	6.9	6.2	—%
Bettencourt Flying Service, Inc.	(#,^)	1066 South Bert Crane Rd, Atwater, CA 95301	Air Transportation	Term Loan	Prime plus 2.75%	11/5/2031	83.1	83.1	72.1	0.02%
ECOCOSM, INC.	(#,^)	201 Spear St., San Francisco, CA 94105	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/5/2031	34.4	34.4	29.6	0.01%
Square One Step LLC	(#)	10710 Barker Cypress Rd, Ste B, Cypress, TX 77433	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/4/2032	33.2	33.2	29.7	0.01%
Wiser ID LLC	(#,^)	26 Twin Oaks Dr, Nashville, TN 37211	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	11/4/2031	4.9	4.9	4.2	—%
Finally Pest Control, LLC	(#,^)	12118 Sellerton Dr, Fishers, IN 46037	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/3/2031	12.4	12.4	10.7	—%
INE Incorporated dba Juice It Up Colton	(#)	1040-1100 S. Mt. Vernon Ave, Riverside, CA 92507	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/3/2032	65.0	65.0	56.1	0.01%
Gin Ray International LLC	(#,^)	8776 & 8778 NE Sandy Blvd, Portland, OR 97220	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/29/2046	139.2	139.2	143.7	0.04%
LoCo Apparel LLC	(#,^)	2201 Long Prairie Rd, Unit 107-314, Flower Mound, TX 75022	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/29/2031	97.5	97.5	90.0	0.02%
CPH Fremont South LLC CPH Palato , CPH Palo Alto, CPH Cupertino	(#,^)	46703 Mission Blvd, Fremont, CA 94539	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/29/2031	93.7	93.7	81.5	0.02%
Half-Pass Ltd dba Canterbury Tack & Apparel	(#,^)	1291 West 137th Court, Broomfield, CO 80023	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	10/29/2031	7.2	7.2	6.2	—%
HI5 HOME INNOVATION, LLC	(#,^)	9187 Holliston Creek Place, Winter Garden, FL 34787	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/29/2031	5.9	5.9	5.0	—%
MDx BioAnalytical Laboratory, Inc	(#,^)	5890 Imperial Loop Dr. Ste 12, College Station, TX 77845	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/29/2031	24.4	24.4	24.9	0.01%
Pride Gymnastics Academy, LLC	(#,^)	7801 Old Hwy 51, Broken Arrow, OK 74014	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/29/2031	10.3	10.3	8.9	—%
100% Permanent Inc.	(#,^)	1315 N Larrabee, Chicago, IL 60610	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/29/2031	13.6	13.6	12.6	—%
Idiot Racing LLC dba Idiot Racing	(#,^)	13701 Sweetwater Cove Place, Tampa, FL 33613	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	10/29/2031	2.9	2.9	2.5	—%
JMC Auto,LLC	(#,^)	644 Southfield Rd, Lincoln Park, MI 48146	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2031	85.3	85.3	81.7	0.02%
Arcas Machine Inc.	(#,^)	700 N Neely St., Gillbert, AZ 85233	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/29/2031	103.0	103.0	95.6	0.02%
Cortlandt Racquet Club, Inc. dba	(#,^)	2127 Albany Post Rd, Montrose, NY 10548	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/29/2046	1,242.7	1,242.7	1,403.0	0.35%
La Cueva Inc	(#,^)	9742 E Colfax Ave, Aurora, CO 80010	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/28/2046	68.2	68.2	77.0	0.02%
Potato Bros, LLC dba Crumbl Cookies Chicago Old Town	(#)	1435 N Wells St., Chicago, IL 60610	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/28/2032	38.6	38.6	34.4	0.01%
Kedai Indonesian Cafe	(#)	110 S Mountain Ave, Upland, CA 91786	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2032	13.8	13.8	11.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

High Street Technologies LLC and Merchant Connections LLC	(#,^)	6331 Paris Ave, New Orleans, LA 70122	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/27/2031	7.1	7.1	6.1	—%
Love at First Bite LLC dba Standlee's	(#,^)	880 Blackwood Rd, Chula Vista, CA 91910	General Merchandise Stores	Term Loan	Prime plus 2.75%	10/27/2031	25.4	25.4	21.8	0.01%
UnVeil Media Group LLC	(#,^)	2251 Stone Pile Dr, Concord, NC 28025	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/27/2031	4.9	4.9	4.2	—%
Healthcare At Home LLC	(#,^)	5243 Snapfinger Woods Dr, Unit #104, Decatur, GA 30035	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/26/2046	26.0	26.0	28.9	0.01%
Jason Watt Pictures, LLC	(#,^)	110 BRdway, Brooklyn, NY 11249	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	10/26/2031	14.6	14.6	12.6	—%
By Modern Design LLC	(#,^)	1436 Luz De Sol Dr, El Paso, TX 79912	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/26/2031	4.9	4.9	4.2	—%
Owkalasho LLC dba The UPS Store 299	(#,^)	3755 Avocado Blvd, La Mesa, CA 91941	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/25/2031	34.9	34.9	30.0	0.01%
Right Choice Accounting Solutions, LLC	(#,^)	3210 Royal Creek Way, Lilburn, GA 30047	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/25/2031	3.4	3.4	2.9	—%
ProBio Search & Career Services Corporation	(#,^)	735 County Line Rd, Villanova, PA 19085	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/22/2031	14.3	14.3	12.3	—%
Kynytyx, Inc.	(#)	990A Station Rd, Bellport, NY 11713	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/22/2032	96.1	96.1	99.4	0.02%
Tucker Management Group, LLC	(#,^)	115 Tyler Rd, Remlap, AL 35133	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/22/2031	21.9	21.9	23.0	0.01%
M&P_CAL, LLC dba Hotworx Anaheim Hills	(#)	8086 East Santa Canyon Rd, Anaheim, CA 92808	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/22/2032	22.1	22.1	20.0	0.01%
Sabri Enterprises, Inc.	(#,^)	11134 Hoffman Dr, Germantown, MD 20876	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	10/22/2031	5.9	5.9	5.1	—%
Alicia A. Oswald dba Elevated Chiropractic	(#,^)	3555 Kenyon St., San Diego, CA 92110	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/22/2031	2.3	2.3	2.0	—%
Voyager Scientific, LLC	(#,^)	309 Washington St., Conshohocken, PA 19428	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/22/2031	9.8	9.8	8.4	—%
Premiere, Inc	(#,^)	615 North Landry Dr, New Iberia, LA 70563	Support Activities for Mining	Term Loan	Prime plus 2.75%	10/21/2031	78.0	78.0	82.5	0.02%

Simply Appliances, Inc.	(#,^)	1811 Douglas Blvd., Ste 5, Roseville, CA 95611	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/21/2031	14.6	14.6	12.6	—%
Balanced Health & Fitness LLC dba F45 NW Reno	(#)	5110 Mae Anne Dr, Ste 702, Reno, NV 89521	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2032	87.0	87.0	77.6	0.02%
Big Creek Travel LLC	(#,^)	5020 Chase Lane, Cumming, GA 30240	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/19/2031	3.4	3.4	2.9	—%
J&L Naturals LLC	(#,^)	110 Oak Park Dr Ste 102, Mooresville, NC 28115	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/15/2031	13.1	13.1	11.2	—%
Blue 360 Media, LLC	(#,^)	2750 Rasmussen Rd, Park City, UT 84098	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/15/2031	401.8	401.8	346.5	0.09%
Barber's Home Innovations LLC	(#,^)	3287 Enisgrove Dr E, Palm Harbor, FL 34683	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/15/2031	29.3	29.3	25.2	0.01%
LN Accounting Advisor LLC	(#,^)	3663 Washington Ave, Houston, TX 77007	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/15/2031	9.8	9.8	8.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Skate-A-While Longer, LLC	(#,^)	220 Ridge St. and 229 South George St., Rome, NY 13440	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/13/2046	15.9	15.9	18.0	—%
Symmonds, LLC dba North End Tavern	(#,^)	914 IA-5 Business North, Pleasantville, IA 50225	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/13/2046	14.3	14.3	15.9	—%
Mitchell Authentic Inc RockBox Fitness	(#)	4880 Lower Roswell Rd, Marietta, GA 30068	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/12/2032	140.7	140.7	121.3	0.03%
Mary Rozzi LLC	(#,^)	52153 Pipes Canyon Rd #552, Pioneertown, CA 92268	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/12/2031	7.8	7.8	6.7	—%
A&D Enterprise Inc dba FastFrame	(#,^)	4150 Legacy Dr, Ste 412, Frisco, TX 75034	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/12/2031	22.8	22.8	19.9	—%
Bella Ottica LLC dba Eyes on Towne Lake	(#,^)	1075 Buckhead Crossing, Ste 130, Woodstock, GA 30189	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/12/2031	14.6	14.6	12.6	—%
Jed Thomas Consulting, Inc dba Woggle Consulting	(#,^)	3 Trackside Dr, Kennebunk, ME 4043	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/8/2031	2.9	2.9	2.5	—%
Agape R. E. Solutions LLC	(#,^)	33 Market Point Dr, Greenville, SC 29607	Real Estate	Term Loan	Prime plus 2.75%	10/8/2031	4.9	4.9	4.2	—%
Shattered Prism LLC	(#,^)	63 Flushing Ave, Brooklyn, NY 11205	Rental and Leasing Services	Term Loan	Prime plus 2.75%	10/8/2031	15.1	15.1	15.0	—%
Because it's Better Inc	(#,^)	84 Stonecrest Rd, Ridgefield, CT 6877	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/8/2031	170.6	170.6	146.8	0.04%
Be Known, LLC	(#,^)	802 Evolve Way, Knoxville, TN 37915	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/7/2031	7.3	7.3	6.3	—%
Angels Learning Center Inc,Hector A. Velasquez,Milene A. Velasquez,Mil	(#,^)	2801 Central Ave, Union City, NJ 7087	Social Assistance	Term Loan	Prime plus 2.75%	10/7/2031	32.1	32.1	27.6	0.01%
Greylab LLC dba Mighty Dog Roofing North DFW	(#,^)	10215 El Cinco Dr, Frisco, TX 75033	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/7/2031	26.3	26.3	22.7	0.01%
SIDCOR Gunsmithing LLC	(#,^)	3213 Catalpa Dr, Springfield, IL 62712	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/7/2031	5.3	5.3	4.8	—%
Kotyark L.L.C.dba Gibsonton Motel	(#,^)	11545 US Hwy 41 S, Gibsonton, FL 33534	Accommodation	Term Loan	Prime plus 2.75%	10/6/2031	15.1	15.1	15.2	—%
Krown Records, LLC	(#,^)	5311 S Big Horn Pl, Chandler, AZ 85249	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	10/5/2031	8.2	8.2	7.0	—%
The Gold Standard Accounting & Tax Inc	(#,^)	4911 Warner Ave Ste 211, Huntington Beach, CA 92649	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/4/2032	10.3	10.3	8.9	—%
Backoffice Ally LLC dba Satterley Accounting Services	(#,^)	70 Raynham Ave, Portsmouth, RI 2871	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/4/2031	5.9	5.9	5.0	—%
Skaggs RV Outlet, LLC	(#,^)	301 Commerce Dr, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2031	48.4	48.4	51.2	0.01%
Orchard Collision, Inc	(#,^)	14898 Telegraph Rd, Redford, MI 48239	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/30/2046	60.6	60.6	64.9	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

New Greater Generation Family Funeral Group, LLC	(#,^)	1400 N Hampton Rd, DeSoto, TX 75115	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/30/2046	24.2	24.2	26.2	0.01%
Centre Storage and Matthew Wayne Vines	(#,^)	1650 Clarence E Chesnut Jr Bypass, Centre, AL 35960	Real Estate	Term Loan	Prime plus 2.75%	9/30/2046	68.9	68.9	77.8	0.02%
Great II, LLC	(#,^)	4390 Commerce Circle, Idaho Falls, ID 83401	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2046	211.0	211.0	238.2	0.06%
Timothy A Chapamn dba Tim's Auto Tech	(#,^)	62 North Canal St., Oxford, NY 13830	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/30/2031	15.0	15.0	15.7	—%
Coast 2 Coast Restoration LLC,Coast 2 Coast Real Estate LLC &Coast 2	(#,^)	3505 Veterans Memorial Hwy, Ronkonkoma, NY 11779	Construction of Buildings	Term Loan	Prime plus 2.75%	9/30/2046	375.1	375.1	417.4	0.10%
Motion Physical Medicine & Wellness, PLLC	(#,^)	13100 Wortham Center Dr, Houston, TX 77065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2031	14.1	14.1	12.4	—%
LOVEBUG NUTRITION Inc	(#,^)	115 E 34th St., New York, NY 10156	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	9/30/2031	117.0	117.0	107.6	0.03%
Faxon Enterprises Inc	(#,^)	3107 Nichols Ave, Bay City, TX 78259	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2046	1,027.4	1,027.4	1,064.1	0.27%
Aitheras Aviation Group, LLC, a Florida Liimited Liability Company & A	(#,^)	2301 N Marginal Rd, Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus 2.75%	9/30/2031	72.7	72.7	63.3	0.02%
OSSA LLC	(#,^)	300 Iberia St., Youngsville, LA 70503	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2031	77.5	77.5	78.9	0.02%
Garage Floor Coating of MN.com, LLC	(#,^)	6701 W 23rd St, Minneapolis, MN 55426	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2031	65.4	65.4	56.4	0.01%
Champion's Florida LLC & Market Vision Holdings, LLC	(#,^)	1360 NW 88th Ave, Doral, FL 33172	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2046	1,212.3	1,212.3	1,368.7	0.34%
Lively's Collision, Center LLC	(#,^)	5115 Jefferson Davis Hwy, North Augusta, SC 29841	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/30/2046	146.1	146.1	153.9	0.04%
Tony D's Hooked, LLC (	(#)	378 Rope Ferry Rd aka Mago Point Way, Waterford, CT 6385	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2046	134.0	134.0	142.6	0.04%
Great II, LLC	(#)	142 WA-150, Chelan, WA 98816	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2031	1,005.2	1,005.2	875.6	0.22%
WALKING URGENT CARE, INC	(#,^)	10308 W Sample Rd, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2031	63.4	63.4	56.6	0.01%
Norma Skin Care and SPA LLC	(#,^)	3364 Coral Way, Miami, FL 33145	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/29/2031	13.6	13.6	11.5	—%
Chris Landscaping Inc dba New England Tree Co.	(#,^)	1139 Washington St., Stoughton, MA 2072	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/29/2031	76.7	76.7	67.6	0.02%
Jafar and Jamal, Inc dba Foodland ; IMAD Corporation	(#)	11 Highland Ave, Malden, MA 2148	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/29/2032	40.2	40.2	35.0	0.01%
Prestige Products of Central Florida, Inc dba Milcarsky's Appliances	(#,^)	1180 Emma Oaks Trail, Lake Mary, FL 32746	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	9/29/2031	242.2	242.2	205.8	0.05%
Metro of Livernois Inc	(#)	17149 Livernois, Detroit, MI 48221	Telecommunications	Term Loan	Prime plus 2.75%	5/29/2047	202.5	202.5	213.9	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

TRI-COUNTY SERVICES, INC. and Andrew M Chehata	(#,^)	4900 SW 51st St., Davie, FL 33314	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/29/2031	328.0	328.0	278.7	0.07%
Agerton Timber LLC and Agerton Transportation, LLC	(#,^)	3166 Aurelle Rd, Strong, AR 71765	Forestry and Logging	Term Loan	Prime plus 2.75%	9/29/2031	28.4	28.4	25.6	0.01%
Daring Business Strategies Inc.	(#,^)	600 Front St., Lynden, WA 98264	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/29/2031	33.9	33.9	28.8	0.01%
NMFM Consulting, LLC	(#,^)	3636 Lake Ave, Wilmette, IL 60091	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/29/2046	265.3	265.3	277.2	0.07%
SoCal Propane LLC	(#,^)	220 N San Jacinto St, Hemet, CA 92543	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/29/2046	300.7	300.7	339.5	0.09%
Pueblo Canyon, LLC, Matthew Benjamin Allen and Elizabeth Kelly Allen	(#,^)	199 SAN ILDEFONSO Rd, LOS ALAMOS, NM 87544	Accommodation	Term Loan	Prime plus 2.75%	9/29/2046	101.5	101.5	106.6	0.03%
Nidal Radwan, M.D., P.A	(#,^)	18100 N.E. 19th Ave, North Miami Beach, FL 33162	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/29/2031	80.1	80.1	71.1	0.02%
Creche N Crew, LLC	(#,^)	3185 West Ward Rd, Dunkirk, MD 20754	Social Assistance	Term Loan	Prime plus 2.75%	9/29/2046	255.5	255.5	288.5	0.07%
Group Vertical, LLC dba Group Vertical	(#,^)	678 Front Ave Northwest, Grand Rapids, MI 49504	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/29/2031	174.0	174.0	147.9	0.04%
JRBA Inc dba Bulger True Value	(#,^)	1185 W Santa Fe St, Olathe, KS 66061	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2031	25.0	25.0	21.2	0.01%
Catching Fish LLC dba Man Overboard Bait and Tackle	(#,^)	1825 S. Patrick Dr, Ste B, Harbour Beach, FL 32937	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/28/2031	5.2	5.2	4.4	—%
Teaghlach Firearms LLC dba TFirearms	(#,^)	117 S. Main St., Altus, OK 73526	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2031	2.7	2.7	2.3	—%
LuLu Kingdom LLC	(#,^)	18 S. 20th St., Philadelphia, PA 19103	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2032	15.4	15.4	13.9	—%
Cj Real Estate Partners LLC	(#)	1800 E Palm Ave, Tampa, FL 33605	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2047	245.9	245.9	267.2	0.07%
Art Food Attitude Inc. dba Bamboo Leaf Thai Eatery	(#,^)	724 Main St., Bradley Beach, NJ 7720	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2031	25.2	25.2	21.6	0.01%
Strong Tower 10933, Inc.	(#,^)	15530 NW US Hwy 441, Alachua, FL 32615	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2031	8.0	8.0	6.8	—%
C.D.A. Serviceability Trust Inc	(#)	4501 6th Ave, Tacoma, WA 98406	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2046	58.5	58.5	66.0	0.02%
Momentum Metal Finishing Inc.	(#,^)	1286 Anvilwood Ave, Sunnyvale, CA 94089	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/27/2046	1,050.5	1,050.5	1,166.2	0.29%
Daisi Inc.	(#,^)	10300 West Charleston Blvd, Las Vegas, NV 89135	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	9/27/2031	106.7	106.7	90.4	0.02%
Michael Risoldi's Auto Repair Inc.	(#,^)	1435 Woodlane Rd, Eastampton, NJ 8060	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2031	122.6	122.6	125.9	0.03%
D&M Properties, LLC	(#,^)	2600 Coon Rapids Blvd Nortwest, Coon Rapids, MN 55433	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2031	24.8	24.8	21.0	0.01%
Gateway Auto Service and Collision #2 Inc	(#,^)	1205 South 8th Ave, Maywood, IL 60153	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2046	29.5	29.5	33.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Rightworks Staffing Inc.	(#,^)	1201 Kenwood Ave, Austin, TX 78704	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2031	145.3	145.3	123.3	0.03%
Ben Anderson 365	(#,^)	9920 Research Dr, Irvine, CA 93108	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/24/2031	48.5	48.5	41.1	0.01%
RightTalents LLC	(#)	639 Passaic Ave, Nutley, NJ 7110	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2031	9.7	9.7	8.2	—%
Teach 2 Teach Music Lessons, LLC	(#)	184 Marshall Hill Rd, West Milford, NJ 7480	Educational Services	Term Loan	Prime plus 2.75%	9/24/2031	10.2	10.2	8.6	—%
3-2-1 Go LLC dba Burgerz and Ballz	(#,^)	868 Fulda Ave NW, Palm Bay, FL 32907	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/24/2031	5.2	5.2	4.7	—%
Taurus Legacy, LLC dba Papas Diner	(#,^)	626 FL-50, Clermont, FL 34711	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/24/2031	9.2	9.2	7.8	—%
Black Market Restaurant Group Inc. dba Black Market Meal Prep	(#)	29941 Aventura, Ste K, Rancho Santa Margarita, CA 92688	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/24/2032	29.5	29.5	25.9	0.01%
USA Security Services Corporation	(#)	844 Hebron Ave, Glastonbury, CT 6033	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2031	96.9	96.9	82.2	0.02%
Forays, Ltd dba Northern Comfort	(#,^)	2800 N. Lagoon Dr, Wasilla, AK 99654	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	9/24/2046	171.2	171.2	184.5	0.05%
Great Dog Products for Great People LLC dba Royal Frenchel	(#,^)	13207 Squawwood Lane SE, Rainier, WA 98576	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/24/2031	12.1	12.1	10.7	—%
Vincent Remodeling, LLC	(#,^)	4667 Riverbend RdTrussville, Trussville, AL 35173	Construction of Buildings	Term Loan	Prime plus 2.75%	9/23/2031	14.5	14.5	12.3	—%
Quinn da Matta Productions LLC	(#,^)	2155 Outpost Dr, Los Angeles, CA 90068	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/23/2031	4.1	4.1	3.5	—%
MDJ Chiropractic PC	(#,^)	18009 Jamaica Ave, Jamaica, NY 11432	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/22/2031	4.8	4.8	4.1	—%
Udder Free Only, LLC	(#,^)	3603 Vinton Ave Unit 205, Los Angeles, CA 90034	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2031	17.4	17.4	15.3	—%
Goode Tax and Resolution, LLC	(#,^)	2527 Standifer Place, Lanham, MD 20706	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/17/2031	3.1	3.1	2.6	—%
Phillips Diesel Service LLC	(#,^)	4150 S 32nd St W, Muskogee, OK 74401	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2046	30.3	30.3	32.0	0.01%
Tiny Homer	(#,^)	62361 Mary Miller Ave, Homer, AK 99603	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/17/2031	5.3	5.3	5.6	—%
Oui Pastry LLC	(#,^)	1905 Scenic Hwy N #10000b, Snellville, GA 30078	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/17/2031	4.8	4.8	4.1	—%
Hurricane Beauty LLC	(#)	1110 vandon loop, Berlin, NJ 8009	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/17/2031	9.7	9.7	8.2	—%
Radiator Fans Unlimited LLC and Gros Holdings Unlimited, Inc	(#,^)	6179 Alameda Ave, El Paso, TX 79905	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2031	52.0	52.0	44.8	0.01%
Radiator Fans Unlimited LLC and Gros Holdings Unlimited Inc	(#,^)	6179 Alameda Ave, El Paso, TX 79905	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2046	44.5	44.5	49.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Aaron Mahoney dba Alaska Gulf Coast Expeditions	(#,^)	16347 Deerfield St,, Ninilchik, AK 99639	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/14/2031	28.1	28.1	23.8	0.01%
JEMS Transportation & Logistics LLC	(#,^)	30715 Basil Trace Dr, Spring, TX 77386	Truck Transportation	Term Loan	Prime plus 2.75%	9/14/2031	14.5	14.5	12.3	—%
R & S Chroniger Enterprises, LLC	(#,^)	1681 Beech Ln, Hanover, PA 17331	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/14/2031	17.3	17.3	14.7	—%
For The Love Athletics LLC	(#,^)	225 N Downing St, Davidson, Davidson, NC 28036	Educational Services	Term Loan	Prime plus 2.75%	9/14/2031	4.8	4.8	4.1	—%
MTR Designs LLC	(#,^)	205 North 12th St., Opelika, AL 36801	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/14/2031	7.3	7.3	6.2	—%
SkyEstate LLC dba Vango's Drive Thru	(#,^)	4000 Leap Rd, Hilliard, OH 43026	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/14/2031	29.7	29.7	25.1	0.01%
O&O Welding Zone Corp	(#,^)	2100 4th St., Orlando, FL 32824	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/13/2046	47.8	47.8	52.3	0.01%
Octopus Records LLC	(#,^)	72-05 72nd Place, 2B, Glendale, NY 11385	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/13/2031	4.4	4.4	3.8	—%
Touch of Therapy Massage, LLC	(#,^)	8510 Warner Rd, Ste 300, Plain City, OH 43064	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2031	14.5	14.5	15.3	—%
Dennis Hair Studio Inc	(#)	1566 Union Turnpike, New Hyde Park, NY 11040	Personal and Laundry Services	Term Loan	Prime plus 6.5%	9/13/2031	6.1	6.1	5.9	—%
MattCole Construction and Roofing, LLC	(#,^)	2529 Boxford Lane, Cordova, TN 38016	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/13/2031	53.3	53.3	48.2	0.01%
Tri T. Le dba AN Company	(#,^)	1431 Amro Way, South El Monte, CA 91733	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/10/2031	15.3	15.3	14.0	—%
Essex Trade, Inc.dba Artesano's	(#,^)	33 Bearskin Neck, Rockport, MA 1966	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/10/2031	6.0	6.0	5.1	—%
Panditos LLC dba White Lotus Home	(#)	745 Joyce Kilmer Ave, New Brunswick, NJ 8901	General Merchandise Stores	Term Loan	Prime plus 2.75%	9/10/2031	19.4	19.4	16.4	—%
Kyle Keiper LLC	(#,^)	3408 Spring St #1, Pompano Beach, FL 33062	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/10/2031	11.8	11.8	11.0	—%
Remsund Group Inc dba Remsund Group	(#,^)	6581 Westland Dr, Brownsburg, IN 46112	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/10/2031	53.3	53.3	45.2	0.01%
Trash Can Rescue LLC	(#,^)	1096 Nast Chapel Rd, Martinsville, IN 46151	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/10/2031	18.3	18.3	16.8	—%
B & W Towing, LLC	(#)	701 Addison Rd, Painted Post, NY 14870	Support Activities for Transportation	Term Loan	Prime plus 2.75%	2/9/2047	71.7	71.7	79.5	0.02%
Queen Oxygen Co. dba Quest Cylinder Co.	(#,^)	239 Lafayette St., London, OH 43140	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/9/2031	44.0	44.0	42.5	0.01%
Y & C Company INC dba Miji-Mura Hibachi & Sushi	(#,^)	8045 NW 115th Way, Parkland, FL 33076	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/9/2046	245.0	245.0	276.6	0.07%
Alaska Industrial Paint, LLC dba Alaska Fleet and Collision Specialist	(#)	1301 North Post Rd, Anchorage, AK 99501	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/8/2032	36.8	36.8	38.8	0.01%
Le Bajec Le LLC	(#,^)	810 N Alamo St,, San Antonio, TX 78215	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/8/2046	78.8	78.8	84.7	0.02%
Almina Concept, Inc.	(#,^)	5042 Willshire Blvd., Los Angeles, CA 90036	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/7/2031	2.4	2.4	2.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Grand Portage LLC	(#,^)	3306 Chelsea Cir, Ann Arbor, MI 48108	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/7/2031	32.4	32.4	27.4	0.01%
Sassy Sista's Boutique LLC	(#,^)	851 W. State Rd 436 Ste. 1005, Altamonte Springs, FL 32714	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	9/7/2031	6.3	6.3	5.3	—%
JD Hunt Custom Homes Incorporated dba JD Hunt Construction	(#,^)	5515 Parkcrest Dr, Austin, TX 78731	Construction of Buildings	Term Loan	Prime plus 2.75%	9/3/2031	887.5	887.5	752.6	0.19%
XL Auto Group LLC dba Autos Wholesale	(#,^)	28900 Mission Blvd, Hayward, CA 94544	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/3/2031	17.9	17.9	15.2	—%
4 Points Towing & Roadside Service LLC	(#,^)	5425 Willow Grove Rd, Camden Wyoming, DE 19934	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/2/2031	33.9	33.9	30.8	0.01%
RGV Poke LLC dba Pokeworks	(#)	5401 North 10 St. Unit 126, McAllen, TX 78504	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/2/2032	22.9	22.9	20.2	0.01%
Sheryl's Candy Apple Creations, LLC	(#,^)	131 Piney Green Rd, Ste 300, Jacksonville, NC 28546	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/2/2031	5.9	5.9	5.2	—%
331 Foley Sound Inc	(#,^)	19355 Business Center Dr, Unit #9, Northridge, CA 91324	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	1/2/2032	24.7	24.7	21.1	0.01%
Kenbenco, Inc.dba Benson Steel Fabricators	(#,^)	437 Route 212, Saugerties, NY 12477	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/31/2031	157.6	157.6	154.1	0.04%
paws Boarding LLC dba paws DayCamp and Boarding	(#,^)	2449 Breanna Way, Little Elm, TX 75068	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/31/2031	2.6	2.6	2.2	—%
Tactical Integrated Systems Inc dba Techy	(#,^)	2501 Citrus Blvd, Leesburg, FL 34748	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/31/2031	17.6	17.6	14.9	—%
Big Heart LLC dba Chick'n Cone	(#,^)	1158 W San Marcos Blvd, San Marcos, CA 92078	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2031	22.8	22.8	19.9	—%
RM Interiors Inc.dba House of Moseley	(#,^)	8200 Stockdale HWY D-6, Bakersfield, CA 93311	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/31/2031	28.9	28.9	24.5	0.01%
Shrijee LLC dba Econo Lodge	(#)	908 Washington St., Manitowoc, WI 54220	Accommodation	Term Loan	Prime plus 2.75%	5/30/2047	149.3	149.3	164.0	0.04%
Hair and Beauty Market Place, LLC dba LAOR	(#)	7900 S. Orange Blossom Trail, Unit 1, Orlando, FL 32809	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/31/2047	187.3	187.3	211.5	0.05%
Cadena Co.	(#,^)	2133 Southend Dr. #301, Charlotte, NC 28213	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/31/2031	10.2	10.2	8.6	—%
IT Quality Solutions, Inc	(#,^)	6522 Creekview Circle, Duluth, GA 30097	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/31/2031	7.7	7.7	6.5	—%
JeanAnn Schwark, MS, FNP-C PLLC dba Serenity Women's Care	(#,^)	10615 N Hayden Rd C100, Scottsdale, AZ 85260	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/31/2031	159.8	159.8	141.9	0.04%
Rosy Rings, Inc	(#,^)	2400 Industrial Lane, Ste 700, Broomfield, CO 80020	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/31/2031	160.6	160.6	136.2	0.03%
K's Salon 1 LLC dba Gerard Anthony Salon	(#,^)	580 Amsterdam Ave, New York, NY 10024	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/30/2032	21.7	21.7	18.5	—%
Kadence Consulting Inc	(#,^)	13315 Bishops Ct, Roswell, GA 30075	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2031	17.9	17.9	15.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Angela Barbara	(#,^)	51 Bennington Square, Hackettstown, NJ 7840	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/30/2046	24.3	24.3	26.5	0.01%
25 Dials LLC	(#,^)	875 North High St., Ste 300, Columbus, OH 43215	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/27/2031	9.1	9.1	9.5	—%
Willow Falls Venue LLC	(#,^)	23122 S North Carolina Hwy 109, Denton, NC 27239	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/27/2046	20.5	20.5	22.3	0.01%
Downtown Dance Academy Limited Liability Company	(#,^)	1204 Hooper Ave, Toms River, NJ 8753	Educational Services	Term Loan	Prime plus 2.75%	8/27/2031	5.2	5.2	4.4	—%
3D Printed Tabletop, LLC	(#,^)	2870 Sonata Court, St. Cloud, FL 34772	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	8/27/2031	2.9	2.9	2.4	—%
Debut Solutions LLC	(#,^)	2000 Frankfort St, Laredo, TX 78040	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/27/2031	266.0	266.0	230.8	0.06%
DebutSolutions, LLC dba Emerald Pacific Resources	(#,^)	2000 Frankfurt St., Laredo, TX 78040	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/27/2046	64.0	64.0	69.7	0.02%
7 BRANCHES CORPORATION dba Nikos	(#,^)	410 Pearl St., Lake Wales, FL 33853	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/27/2031	6.9	6.9	5.9	—%
Island Kaii & Company dba Island Kaii	(#,^)	20140 Livemois, Detroit, MI 48221	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/26/2031	7.2	7.2	7.3	—%
Tapuya Brands Corporation	(#,^)	23 Leroy St., New York, NY 10014	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2031	64.5	64.5	54.7	0.01%
HHD Aviation, LLC dba Great Milwaukee Training and Testing Center	(#,^)	2820 Bobmeyer Rd, Hanger C-7, Hamilton, OH 45015	Real Estate	Term Loan	Prime plus 2.75%	8/26/2046	46.3	46.3	52.2	0.01%
Premiere Inc	(#,^)	615 N Landry Dr, New Iberia, LA 70563	Support Activities for Mining	Term Loan	Prime plus 2.75%	8/25/2031	375.4	375.4	394.0	0.10%
Gralyn Fabrication & Machining LLC	(#,^)	1119 Bluff Ridge Rd, Waynesburg, PA 15370	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/25/2031	8.7	8.7	7.3	—%
Christopher John Looney Agency Inc.	(#,^)	426 South Atlanta St., Unit 110, Roswell, GA 30075	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/25/2031	2.6	2.6	2.2	—%
Trinity Lumber and Building Supply, Inc	(#,^)	1231 East Cypress Ave, Redding, CA 96002	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/25/2046	69.4	69.4	76.5	0.02%
Swick & Son Enterprises, Inc	(#,^)	108 Mashell Ave North, Eatonville, WA 98328	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/25/2031	17.3	17.3	14.8	—%
Force3 Enterprises, LLLP	(#,^)	240 Hathway Dr, Stratford, CT 6615	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/25/2046	194.0	194.0	209.5	0.05%
MA Allen LLC dba Premier Martial Arts	(#)	380 East Bethany Dr, Allen, TX 75002	Educational Services	Term Loan	Prime plus 2.75%	3/25/2032	24.1	24.1	20.5	0.01%
Tiny's Gumbo Bar NYC LLC	(#)	275 Church St., New York, NY 10013	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/25/2032	52.0	52.0	45.2	0.01%
CJNR LLC dba Parkhurst Motel	(#,^)	208 East Main St., Elma, WA 98541	Accommodation	Term Loan	Prime plus 2.75%	8/24/2046	39.6	39.6	44.8	0.01%
Power Enterprise LLC	(#,^)	119 East 710 South Circle, Ivins, UT 84738	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/20/2031	3.0	3.0	2.6	—%
The Jar Circle, Inc dba Frida's Mexican Grill	(#)	3545 Merrick Rd, Seaford, NY 11783	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2032	29.8	29.8	25.6	0.01%
PCH Ventures, LLC dba Chop Stop	(#,^)	18515 Brookhurst St., Fountain valley, CA 92618	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/20/2031	39.7	39.7	41.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Patoruzu, Inc. dba Sharkey's Cuts For Kids	(#,^)	18121 Tuckerton Rd, Ste 130, Cypress, TX 77433	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/20/2031	9.6	9.6	8.2	—%
Dallas MTV, LLC	(#,^)	2911 Turtle Creek Blvd, Ste 300, Dallas, TX 75219	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/20/2031	18.0	18.0	15.3	—%
Royal Home Care and Staffing LLC	(#,^)	453 Oakton Rd, Odenton, MD 21113	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/20/2031	31.1	31.1	32.6	0.01%
Kiwi Vision, LLC	(#,^)	27518 Portsmouth Ave, Hayward, CA 94545	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/19/2031	9.6	9.6	8.2	—%
Elizabeth K. Little and dba Mrs. Little's Tea and Toys	(#,^)	108 North Davis St., Hamilton, MO 64644	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2031	2.6	2.6	2.7	—%
Derheim, Inc dba My Aquatic Services	(#,^)	601 Main Ave.W, West Fargo, ND 58078	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/19/2046	161.6	161.6	168.3	0.04%
Vida Meat Company LLC	(#,^)	1370 West Cheyenne Ave, North Las Vegas, NV 89030	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/19/2031	45.7	45.7	42.5	0.01%
Luxury Tree Services LLC	(#,^)	5925 SW 69th St., Miami, FL 33413	Forestry and Logging	Term Loan	Prime plus 2.75%	8/18/2031	96.2	96.2	82.2	0.02%
Glorious Training Group Inc dba F45 Training Murabella	(#,^)	185 Murabella Pkwy, St. Augustine, FL 32092	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/18/2031	14.4	14.4	13.0	—%
Cezary A. Lapa dba Globe Polska Ksiazka	(#,^)	5747 West Irving Park Rd, Chicago, IL 60634	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	8/17/2031	6.7	6.7	5.7	—%
Hartwood Hospitality Labs, Inc.	(#,^)	1312 GILBERT ST, CHARLES CITY, IA 50616	Accommodation	Term Loan	Prime plus 2.75%	8/17/2046	39.6	39.6	44.8	0.01%
Transatlantic Translations Company, LLC	(#,^)	411 Theodore Fremd Ave, Rye, NY 10580	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/16/2031	24.1	24.1	20.4	0.01%
Baite Auto Sales LLC	(#,^)	2865 Suwanee Rd, Columbus, OH 43224	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/13/2046	11.4	11.4	12.9	—%
Revive Aesthetics & Wellness, LLC	(#,^)	175 Main St., East Greenwich, RI 2818	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/13/2031	26.5	26.5	23.4	0.01%
DTT ENTERPRISES, LLC	(#,^)	6565 Austin Hope Ave, Las Vegas, NV 89118	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/13/2031	33.7	33.7	28.6	0.01%
Montauk Donut Group, Inc dba Dunkin Donuts	(#)	1669 Montauk Hwy, Bellport, NY 11713	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2032	95.9	95.9	101.1	0.03%
Bird's Nest Florist & Gifts, LLC	(#,^)	549-E College Park Rd, Ladson, SC 29456	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/12/2031	5.7	5.7	4.8	—%
Lovely Moments Iowa Photography, LLC	(#,^)	313 South Logan St., Roland, IA 50236	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/11/2031	2.9	2.9	2.4	—%
Game Time Vending, LLC	(#,^)	10105 Amberwood Rd Stes #1 and #5, Fort Myers, FL 33913	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/11/2031	1,203.2	1,203.2	1,111.3	0.28%
KBO Investment and Sterling HTS KBO Investments LLC	(#,^)	748 West Big Beaver Rd, Troy, MI 48084	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/10/2031	44.3	44.3	38.3	0.01%
The Hiccup Inc	(#,^)	158 Humphrey St., Swampscott, MA 1907	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/6/2031	19.9	19.9	16.9	—%
C4 Technologies Inc.	(#)	171 C Ave, Ste C, Coronado, CA 92118	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/6/2031	6.1	6.1	5.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Ronald L. McFarlain dba Cajun Connection	(#,^)	2958 IL-178, North Utica, IL 61373	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/5/2046	33.2	33.2	35.8	0.01%
Dara, Inc.	(#,^)	29 Old Planters Rd, Beverly, MA 1915	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/5/2031	31.8	31.8	26.9	0.01%
C&J General Engineering	(#,^)	3060 Thorntree Dr #10, Chico, CA 95973	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2046	27.3	27.3	26.2	0.01%
P.O.P Enterprises LLC	(#,^)	860 Constellation Dr, Decatur, GA 30033	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/3/2031	4.3	4.3	3.7	—%
CIRLABS, INC,Outcome Driven Innovation and Spracht Inc	(#,^)	974 Commercial St., Palo Alto, CA 94043	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/30/2031	49.7	49.7	42.2	0.01%
Kings Autoshow Inc and Grand Auto Group LLC	(#,^)	5815 Church Ave, Brooklyn, NY 11203	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/30/2031	111.3	111.3	97.0	0.02%
Melissa S. Scharf	(#,^)	14313 Califa St., Sherman Oaks, CA 91401	Social Assistance	Term Loan	Prime plus 2.75%	7/30/2031	8.6	8.6	7.3	—%
Patriot Services Group Inc	(#,^)	108 Phillips Circle, Columbiana, AL 35051	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/30/2031	21.6	21.6	18.3	—%
The Travel Society LLC;Religious Travel International LLC	(#,^)	650 S Cherry St., Denver, CO 80246	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/30/2031	83.4	83.4	70.7	0.02%
J &C May Properties, LLC.	(#,^)	315 Sylamore Ave, Mountain View, AR 72560	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/30/2031	18.9	18.9	16.0	—%
100% Permanent Inc.	(#,^)	1315 N. Larrabee St., Chicago, IL 60610	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/30/2046	32.7	32.7	35.1	0.01%
Blue Water Dynamics, LLC dba Dougherty Manufacturing & Solace Boats, L	(#,^)	308 South Old County Rd, Edgewater, FL 32132	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	7/30/2046	1,147.1	1,147.1	1,295.1	0.33%
GLH delivering services Inc and Paisley Logistics Inc	(#,^)	121 Pine Rd, Easley, SC 29642	Couriers and Messengers	Term Loan	Prime plus 2.75%	7/30/2031	263.9	263.9	223.8	0.06%
Crux Solutions LLC dba Waddell's Riverside Funeral Directors	(#)	6938 Westover St., Houston, TX 77087	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/1/2032	35.5	35.5	34.3	0.01%
AA Power Equipment, Inc	(#,^)	999 Mansell Rd, Ste B, C, & D, Roswell, GA 30076	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/30/2031	76.5	76.5	64.9	0.02%
Charles P Carpenter dba All-Ways Pumping	(#,^)	5701 Beckford Ave, Tarzana, CA 91356	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/30/2031	107.5	107.5	105.2	0.03%
GN Enterprises LLC	(#,^)	4507 SE Ramona St., Portland, OR 97206	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/29/2046	84.6	84.6	92.7	0.02%
Global Packaging Solutions, Inc	(#,^)	6259 Progressive Ave, San Diego, CA 92154	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	7/29/2031	215.2	215.2	189.7	0.05%
Kamboj Investments Inc dba Chicago's Pizza with Twist	(#)	1156 South Main St., Manteca, CA 95337	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/29/2031	30.9	30.9	26.3	0.01%
Dream Splash International LLC	(#,^)	650 S Cherry St., Denver, CO 80246	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/29/2031	81.3	81.3	69.2	0.02%
Karson A Schepp	(#,^)	8715 Hwy 14, Kramer, ND 58748	Crop Production	Term Loan	Prime plus 2.75%	7/29/2031	33.5	33.5	29.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Tiny Tots Kingdom Inc	(#,^)	4961 N Dixie Hwy Stes 2-6, Oakland Park, FL 33334	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2031	19.1	19.1	16.2	—%
Cherich Enterprises dba Yogasix Pasadena	(#,^)	277 W Green St. Ste 110, Pasadena, CA 91105	Educational Services	Term Loan	Prime plus 2.75%	10/29/2031	51.0	51.0	43.7	0.01%
On Spot Techs Ltd dba Wi-Fi Surveyors	(#,^)	4732 Dixie Dr South, Dayton, OH 45439	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2046	16.9	16.9	18.0	—%
Travis Construction Company, LLC	(#,^)	11258 Bayou Bernard Rd, Gulfport, MS 39503	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/28/2031	28.7	28.7	25.2	0.01%
Five Rivers 1938 Enterprises, Inc dba The Hummus Republic	(#)	3032 W Jack London Blvd, Livermore, CA 94551	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2032	33.5	33.5	29.0	0.01%
WLG Inc	(#,^)	6257 West Ave J9, Lancaster, CA 93536	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/27/2046	180.1	180.1	191.1	0.05%
Jaime Gervasi & Associates LLC	(#,^)	3243 Eastern Ave, Baltimore, MD 21224	Real Estate	Term Loan	Prime plus 2.75%	7/27/2031	14.8	14.8	13.4	—%
Clinically Speaking, LLC	(#,^)	207 N Davies Rd, Lake Stevens, WA 98258	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/27/2031	344.2	344.2	291.9	0.07%
K Wallace, LLC dba Fit Learning Columbus	(#,^)	6631 Commerce Pkwy Ste G, Dublin, OH 43085	Educational Services	Term Loan	Prime plus 2.75%	7/26/2031	3.3	3.3	2.8	—%
Mattress and Rug outlet LLC	(#,^)	1818 State St., Schenectady, NY 12304	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/23/2031	57.4	57.4	59.4	0.01%
Big Brand Management Ltd. Co.	(#,^)	512 East 11th St., Houston, TX 77008	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	7/23/2046	79.3	79.3	89.5	0.02%
Delbello Enterprises LLC dba Il Portico	(#,^)	273 West Route 130 South, Burlington, NJ 8016	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/23/2031	46.7	46.7	49.0	0.01%
Premier Tech Security, LLC	(#,^)	1616 Westgate Circle, Ste 111, Brentwood, TN 37027	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/23/2031	16.3	16.3	13.9	—%
Tarun LLC, dba Signature Wine & Liquor	(#)	325 South Limestone, Lexington, KY 40508	Food and Beverage Stores	Term Loan	Prime plus 6.5%	7/23/2031	6.0	6.0	5.8	—%
L.A. Crescent LLC dba Aamco Car Care Center	(#,^)	1010 East 6th Ave, Stillwater, OK 74074	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/23/2031	28.7	28.7	25.1	0.01%
GSK Industries Inc dba Quality One Pool Management	(#,^)	3217 W Tompkins Ave, Las Vegas, NV 89103	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/23/2031	14.3	14.3	12.2	—%
52 Tran, LLC	(#,^)	773 South MacArthur Blvd, Ste 205, Coppell, TX 75019	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/23/2031	16.8	16.8	14.2	—%
All Regional Recyclers of Wood LLC and Superior Carting & Waste System	(#,^)	104 Wooster St., Bethel, CT 6801	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	7/22/2031	52.5	52.5	49.1	0.01%
Ever Prosperous Realty Inc	(#,^)	430 S Chandler Ave, Monterey Park, CA 91754	Real Estate	Term Loan	Prime plus 2.75%	7/22/2031	14.0	14.0	11.9	—%
Profit Stewards LLC dba AAMCO Transmissions of Phoenixville	(#,^)	458 Schuylkill Rd, Phoenixville, PA 19460	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/21/2031	5.1	5.1	4.4	—%
TDI Global Solutions Inc	(#,^)	1 Riverfront Plaza, Ste 12, Lawrence, KS 66044	Paper Manufacturing	Term Loan	Prime plus 2.75%	7/21/2031	191.2	191.2	169.8	0.04%
Basha Home Improvement LLC	(#)	41 Van Houten Ave, Jersey City, NJ 7305	Construction of Buildings	Term Loan	Prime plus 6.5%	7/21/2031	2.5	2.5	2.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Jeragardens Wedding Rentals LLC,	(#)	5842 South 1150 West, Ogden, UT 84405	Rental and Leasing Services	Term Loan	Prime plus 6.5%	7/20/2031	6.0	6.0	5.8	—%
110 Enterprises, LLC dba Boomerang Bar and Grill	(#,^)	110 Limekiln Rd, Unit 2, New Cumberland, PA 17070	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/20/2046	274.3	274.3	303.8	0.08%
Ecos Consulting, LLC	(#,^)	1519 Roller Rd, Ocean Township, NJ 7712	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/20/2031	19.5	19.5	16.6	—%
Sparta Athletic Campus, LLC	(#,^)	115 Sparta Ave, Sparta, NJ 7871	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/20/2046	211.9	211.9	239.0	0.06%
K-M-P Auto Group LLC	(#,^)	1788 Austin Hwy, San Antonio, TX 78218	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/19/2046	31.5	31.5	35.2	0.01%
Colorado Travel Solutions LLC	(#,^)	2895 Queen St, Colorado Springs, CO 80904	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	7/16/2031	65.3	65.3	55.4	0.01%
Monarch Construction and Roofing LLC	(#,^)	700 Corporate Circle, Golden, CO 80401	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/16/2031	42.5	42.5	36.1	0.01%
Rymax Electronics Inc	(#,^)	1805 5th Ave. Ste F, Bay Shore, NY 11706	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/8/2046	50.0	50.0	56.5	0.01%
Accommodating Financial & Tax Services, LLC	(#,^)	5151 Monroe St., Toledo, OH 43623	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/8/2031	12.3	12.3	12.1	—%
The Iron Smith LLC dba Anytime Fitness Nevada	(#,^)	1818 Fawcett Pkwy, Nevada, IA 50201	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/8/2031	28.2	28.2	23.9	0.01%
156 W. Salon & Boutique, llc dba Shabby Shek Salon and Boutique	(#,^)	156 West Tioga St., Tunkhannock, PA 18657	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/2/2046	39.7	39.7	40.4	0.01%
Jason M. Eberhart dba State Farm	(#,^)	600 Allegheny St., Jersey Shore, PA 17740	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/2/2046	25.5	25.5	26.2	0.01%
Afrodisiac Enterprises LLC dba Afrodisiac Nola	(#,^)	5363 Franklin Ave, New Orleans, LA 70122	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/1/2046	29.7	29.7	32.3	0.01%
Sheldon T Banks LLC	(#,^)	2340 W Carpenter Rd, Flint, MI 48505	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2046	57.4	57.4	64.8	0.02%
Holland Holdings LLC	(#,^)	1102 Blackbriar Cir Ne, Hartselle, AL 35640	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2031	190.0	190.0	167.2	0.04%
Tidal Commerce Inc	(#,^)	2100 Clearwater Dr, Oak Brook, IL 60523	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	6/30/2031	311.1	311.1	263.8	0.07%
Zollner Enterprises, Inc	(#,^)	221 Hulls Chapel Rd, Fredericksburg, VA 22406	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/30/2031	47.5	47.5	40.3	0.01%
Gene Properties LLC,4 Winnapaug Rd LLC and,144 Atlantic Ave LLC	(#,^)	149 Atlantic Ave, Westerly, RI 2891	Accommodation	Term Loan	Prime plus 2.75%	6/30/2046	1,111.7	1,111.7	1,255.1	0.31%
Ata&Ana LLC dba Ata Ana Home Health Agency	(#,^)	8304 Old Courthouse Rd Unit D, Vienna, VA 22182	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2031	35.3	35.3	37.1	0.01%
Craftwork Carpentry and Millwork Inc.	(#,^)	2777 S Financial Ct., Sanford, FL 32773	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2031	110.2	110.2	93.8	0.02%
Martin C. Liu & Associates, PLLC	(#,^)	135 Bowery St., New York, NY 10002	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2031	47.5	47.5	49.8	0.01%
Royal Restaurants, LLC	(#,^)	138 Griffin Rd, Ruston, LA 71270	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2031	237.1	237.1	225.7	0.06%
Neil Hoss, D.M.D., LLC.	(#,^)	115 Hartford Turnpike, Tolland, CT 6084	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2031	26.7	26.7	23.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Kings Autoshow Inc dba Brooklyn Mitsubishi and Grand Auto Group LLC	(#,^)	5815 Church Ave, Brooklyn, NY 11203	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/30/2031	36.6	36.6	36.9	0.01%
Superior Coach Interiors, Inc	(#,^)	211 Babb Dr, Lebanon, TN 37087	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/30/2031	363.5	363.5	381.5	0.10%
Eagle's Eye Comfort Care Miramar LLC	(#,^)	6308 SW 27th St, Miramar, FL 33023	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/30/2046	64.9	64.9	70.4	0.02%
New York Equestrian Center Ltd	(#,^)	633 EAGLE AVE, WEST HEMPSTEAD, NY 11552	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2046	708.0	708.0	799.3	0.20%

360 Concepts Group, LLC dba Bowl 360 Astoria	(#,^)	19-45 49th St., Astoria, NY 11105	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2031	111.1	111.1	94.2	0.02%
Seema Aijaz Enterprises Inc dba Edible Arrangements	(#,^)	1040 South BRdway, Unit 6, Hicksville, NY 11801	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/29/2031	27.5	27.5	24.0	0.01%
O.P.P. Presents LLC	(#,^)	15927 Pioneer Blvd, Norwalk, CA 90650	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2031	13.7	13.7	11.6	—%
La Favorita Radio Network	(#,^)	4043 Geer Rd, Hughson, CA 95326	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	6/29/2046	178.2	178.2	199.9	0.05%
CALTEL, INC.	(#,^)	2309 Acie Ave, Conway, SC 29528	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	6/29/2031	85.8	85.8	82.0	0.02%
Little Imaginations Learning Center Inc	(#,^)	189 toll Gate Rd,, Warwick, RI 2886	Social Assistance	Term Loan	Prime plus 2.75%	6/29/2046	113.1	113.1	117.8	0.03%
Yogi's Logistics Inc and 9371 Truck Yard LLC	(#,^)	9371 Jackson Rd, Sacramento, CA 95826	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2046	140.3	140.3	158.4	0.04%
HTE Acquisition, LLC dba Hi Tech Engineering	(#,^)	4600, Calle Quetza, Camarillo, CA 93012	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2031	51.1	51.1	46.0	0.01%
Troung Enterprises Inc	(#,^)	1305 SW 107th Ave, Miami, FL 33174	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2031	9.5	9.5	8.0	—%
Kevin Head Agency, LLC	(#,^)	941 Moores Ferry Rd, Villa Rica, GA 30180	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/25/2046	75.5	75.5	85.2	0.02%
Nevada Adult Day healthcare Centers Inc	(#,^)	2008 S Jones Blvd, Las Vegas, NV 89146	Social Assistance	Term Loan	Prime plus 2.75%	6/25/2031	42.7	42.7	44.8	0.01%
KDKB Properties, LLC and US Press, LLC	(#,^)	1628-A James P. Rodgers Dr, Valdosta, GA 31601	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	6/25/2031	680.8	680.8	599.1	0.15%
Alpha Variance Solutions, LLC	(#,^)	48 Western Dr, Ardsley, NY 10502	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2031	71.2	71.2	61.3	0.02%
The Buckeye Health Group, LLC	(#,^)	8120 Walcot Ln, Cincinnati, OH 45249	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2031	47.5	47.5	41.0	0.01%
J & J Rocket Fizz General Partnership	(#,^)	3155 Outlet Dr Space E020, Edinburgh, IN 46124	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/25/2031	14.2	14.2	12.1	—%
US Press, LLC	(#,^)	1628-A James P. Rodgers Dr, Valdosta, GA 31601	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	6/25/2046	538.9	538.9	569.3	0.14%
T.A.L.E.N.T. Leadership LLC dba T.A.L.E.N.T. Leadership Napoli's Itali	(#,^)	4280 Lavon Dr, Garland, TX 75040	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/25/2031	27.5	27.5	23.3	0.01%
CURVE MART C-STORE AND CAJUN DELI LLC dba Curve Mart	(#,^)	44063 Hwy 431, Saint Amant, LA 70774	Gasoline Stations	Term Loan	Prime plus 2.75%	6/25/2046	182.8	182.8	197.8	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

DAVIS WINES LLC and BRICK & MORTAR WINES, LLC	(#,^)	25 Healdsburg Ave Bld 20, Healdsburg, CA 95448	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/24/2031	88.4	88.4	80.5	0.02%
Northwest Evergreen Innovations, LLC and James Hamilton Gregersen	(#,^)	6791 Bethel Rd SE, Port Orchard, WA 98367	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/24/2046	52.0	52.0	58.4	0.01%
Craftwork Carpentry and Millwork Inc	(#,^)	2777 S Financial Ct., Sandford, FL 32773	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/24/2046	177.9	177.9	190.7	0.05%
JC's Tall Glass Inc	(#,^)	2810 Hypoluxo Rd, Lantana, FL 33462	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2046	207.3	207.3	226.9	0.06%
Pampanguena Market Place Corp	(#,^)	18623 SW 107th Ave, Miami, FL 33157	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/23/2046	48.0	48.0	48.4	0.01%
The AAC Speech Clinic, LLC and Red Rock Neurorehabilitation Center	(#,^)	9260 West Sunset Rd, Ste 204, Las Vegas, NV 89148	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/23/2031	33.3	33.3	28.3	0.01%
Vance Ewing LLC dba The Bow & Barrel Sportsmen Center	(#,^)	22940 Harlan Lane, St Robert, MO 65584	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/22/2046	49.4	49.4	54.6	0.01%
2B St. Marks, Inc dba Duetto	(#,^)	540 Greene St., Unit 1, Key West, FL 33040	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2031	20.0	20.0	16.9	—%
Prestige Nationwide, LLC dba Eastern Standard	(#,^)	1131 Burke St., Winston-Salem, NC 27101	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2046	49.9	49.9	52.4	0.01%
Ellerman Engineerting & Innovations, Inc and R & S Properties and Hold	(#,^)	4444 Forest St., Leonard, MI 48367	Machinery Manufacturing	Term Loan	Prime plus 2.75%	6/21/2031	44.2	44.2	41.4	0.01%
Butcher Block of Woodland Park, LLC	(#,^)	320 S Baldwin St, Woodland Park, CO 80863	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/21/2031	14.2	14.2	12.1	—%
Vancole Investments, Inc	(#,^)	876 Virginia Ave, Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2031	67.8	67.8	57.4	0.01%
Bluewater Laundry & Linen, llc	(#,^)	2315 Main St., Loris, SC 29569	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/21/2046	70.9	70.9	80.0	0.02%
Bluewater Laundry & Linen, LLC	(#,^)	2315 Main St., Loris, SC 29569	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/21/2031	114.7	114.7	106.1	0.03%
Two Mean Beans, LLC dba Coffee and Crepes	(#,^)	315 CrossRds Blvd, Floor G, Cary, NC 27518	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2031	11.0	11.0	9.7	—%
Francis L Bailey Jr dba Carolina GPS Services	(#,^)	1545 Langston Dr, Johns Island, SC 29455	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/21/2031	19.3	19.3	16.4	—%
K&R Enterprises III Inc dba The Frozen Cow	(#,^)	6710 Post Rd, North Kingstown, RI 2852	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/18/2046	35.7	35.7	39.1	0.01%
Subhash Joshi LLC dba Mata Hardware	(#,^)	6370 Mae Anne Ave, Stes 1 and 2, Reno, NV 89523	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/18/2031	32.7	32.7	28.0	0.01%
Semper Foods, LLC	(#,^)	7000 W. Palmetto Park Rd,, Boca Raton, FL 33433	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	6/15/2031	47.5	47.5	40.2	0.01%
Integrated Rehabiilitation Inc	(#,^)	10340 SE Division St., Portland, OR 97266	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/15/2031	142.7	142.7	133.4	0.03%
360 Cloud Solutions, LLC and 360 Cloud Apps, LLC	(#,^)	299 S Main St., Salt Lake City, UT 84111	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2031	335.7	335.7	284.1	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

AAAK Investments LLC	(#,^)	19595 15 Mile Rd, Clinton Twp, MI 48035	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2046	40.7	40.7	45.5	0.01%
Edgar I Cordoba dba Edgar Cordoba Insurance Agency	(#,^)	9201 Dyer St., El Paso, TX 79924	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/14/2031	15.2	15.2	12.9	—%
BearWaters Brewing Company	(#,^)	101 Park St., Canton, NC 28716	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/11/2046	64.2	64.2	71.8	0.02%
The Ogden Group of Rochester, Inc	(#,^)	78 Brunswick St, Rochester, NY 14607	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/11/2031	10.4	10.4	8.9	—%
21st Century Living LLC dba 21st Century Concierge	(#,^)	33 Fitchett St., Poughkeepsie, NY 12601	Construction of Buildings	Term Loan	Prime plus 2.75%	6/11/2031	23.7	23.7	24.3	0.01%
Dulceria NYC Inc	(#,^)	2220 Frederick Douglass Blvd, New York, NY 10026	Food Manufacturing	Term Loan	Prime plus 2.75%	6/10/2031	9.5	9.5	8.3	—%
LVM Constructiion LLC	(#,^)	194 N Grove St., East Orange, NJ 7017	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/10/2031	14.2	14.2	12.2	—%
Halikamai Inc dba Neighborhood Beer and Wine	(#,^)	510 Farm Market Rd 718, Unit A, Newark, TX 76071	Gasoline Stations	Term Loan	Prime plus 2.75%	6/10/2031	19.0	19.0	19.9	—%
899 Toscanini, LLC	(#,^)	899 Main St., Cambridge, MA 2139	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2031	29.4	29.4	29.3	0.01%
Tri-Span Construction LLC dba Lawrence County Sand and Stone	(#,^)	136 Southland Dr, Louisa, KY 41230	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/8/2031	42.7	42.7	44.2	0.01%
Swantown Inn & Spa LLC	(#,^)	1431 11th Ave SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus 2.75%	6/8/2046	34.6	34.6	39.1	0.01%
Center for Jewish Addiction Rehabilitation, LLC dba Tikvah Lake Recove	(#,^)	6549 Rajol Dr, Sebring, FL 33875	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/3/2031	33.2	33.2	34.8	0.01%
La Taqueria, Inc.	(#,^)	10 Greenwich Ave, Greenwich, CT 6830	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/3/2031	23.7	23.7	20.1	0.01%
Tec-Com Low Voltage Solutions Inc	(#,^)	2045 Live Oak Blvd, Yuba City, CA 95991	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/2/2031	33.2	33.2	28.4	0.01%
Amazing G, LLC and Victoria Armstrong-Mensah	(#,^)	3030 N Saranac, Mesa, AZ 85207	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	5/28/2031	25.0	25.0	24.5	0.01%
Aeffect, Inc	(#,^)	5600 N River Rd, Ste 800, Rosemont, IL 60018	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/28/2031	37.7	37.7	31.9	0.01%
Shericka Newsome dba Little Sunshine's Academy	(#,^)	474 N Chew Rd, Hammonton, NJ 8037	Social Assistance	Term Loan	Prime plus 2.75%	5/27/2031	4.7	4.7	4.0	—%
Neuline Health Management LLC	(#,^)	1402 S Custer Rd, McKinney, TX 75070	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/27/2031	75.9	75.9	64.3	0.02%
Keystone Contracting, LLC dba Keystone Roofing and Siding, LLC	(#,^)	205 Route 9 N, freehold, NJ 7728	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/27/2046	184.5	184.5	191.6	0.05%
Compass Technical Services, Inc.	(#,^)	2600 Gravel Dr, Building 7, Fort Worth, TX 76118	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2031	23.6	23.6	20.0	0.01%
MPI Automotive Corp	(#,^)	19925 Stevens Creek Blvd, Ste 100, Cupertino, CA 95014	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	5/26/2031	48.8	48.8	41.6	0.01%
ELIOT'S ADULT NUT BUTTERS LLC	(#,^)	1140 SE 7th, Ste 190, Portland, OR 97214	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2031	10.7	10.7	9.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Eckles Generation Heating & Air Service, Inc	(#,^)	6000 Poplar Ave, Memphis, TN 38119	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/26/2031	5.0	5.0	4.8	—%
Rachel Reyes-Bergano, D.O. Inc dba Contempo Aesthetics	(#,^)	708 E Colorado Blvd, Pasadena, CA 91101	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/26/2031	63.2	63.2	53.5	0.01%
Dr. Karissa Walton, PLLC dba The Mobile Health Doc	(#,^)	140 N Granite St., Prescott, AZ 86301	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/26/2031	45.7	45.7	40.8	0.01%
Bock Technologies Inc.	(#,^)	11496 Luna Rd Ste 1200, Dallas, TX 75234	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2031	33.0	33.0	27.9	0.01%
BGS Consulting LLC dba Your Digital Canvas	(#,^)	5608 Malvey Ave, Fort Worth, TX 76107	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2031	7.1	7.1	6.0	—%
Hotel California Salon LLC dba Beverly Hills Lashes	(#,^)	872 Huntley Dr, West Hollywood, CA 90069	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2031	25.9	25.9	22.0	0.01%
Tropics LLC	(#,^)	6453 Chupp Rd, Lithonia, GA 30058	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/24/2031	10.7	10.7	9.0	—%
Ecru Designs LLC	(#,^)	275 North Wyoming Ave, South Orange, NJ 7079	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/24/2031	59.4	59.4	50.3	0.01%
JJBM LLC dba Alumni Grill	(#,^)	3316 Pacific Ave, Wildwood, NJ 8260	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/21/2046	20.2	20.2	22.8	0.01%
League One Logistics, LLC	(#,^)	150 Hiram Industrial Dr, Hiram, GA 30141	Truck Transportation	Term Loan	Prime plus 2.75%	5/21/2046	74.0	74.0	80.9	0.02%
LEX-MAR SERVICE INC	(#,^)	12278 NW 106th Court, Medley, FL 33178	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/21/2046	19.7	19.7	21.5	0.01%
Hankemeier Holdings LLC dba Grow Salon	(#,^)	205 W 6th St., Ste 105 & 110, Georgetown, TX 78626	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/20/2031	17.9	17.9	15.2	—%
Vernon Alexander dba Southern Ohio Hunting Preserve	(#,^)	31625 Goosecreek Rd, McArthur, OH 45651	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	5/19/2031	22.2	22.2	23.2	0.01%
Compass CFO Holdings, LLC	(#,^)	4400 Rt 9 Ste 1000, Freehold, NJ 7728	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/19/2031	12.2	12.2	10.4	—%
Woodzzy LLC dba Dba Woodzzy Bar & Resturant	(#)	1133 Clarkson Ave, Brooklyn, NY 11212	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/19/2047	193.2	193.2	212.3	0.05%
Foreclosure Excess Proceeds, LLC	(#,^)	2415 E Camelback Rd, Ste 700, Phoenix, AZ 85016	Real Estate	Term Loan	Prime plus 2.75%	5/19/2031	33.0	33.0	27.9	0.01%
Motor Messenger NYC Inc	(#,^)	81-36 Baxter Ave, Queens, NY 11373	Couriers and Messengers	Term Loan	Prime plus 2.75%	5/18/2031	166.0	166.0	146.6	0.04%
THE LAW OFFICES OF LAWRENCE A. BECKENSTEIN P.C	(#,^)	320 E 65th St., Ste #619, New York, NY 10065	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/17/2031	14.2	14.2	12.0	—%
Earth Analytical Sciences, Inc.	(#,^)	4825 Ward Dr, Beaumont, TX 77705	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/17/2031	89.4	89.4	80.8	0.02%
Rev Motorsports, LLC dba Speed Concept	(#,^)	20745 SW Tualatin Valley Hwy, Ste 120, Aloha, OR 97003	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/13/2031	24.2	24.2	20.5	0.01%
Silverado Sales Inc dba Husker Sit N Sleep	(#,^)	2120 Central Ave, Kearney, NE 68847	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/11/2031	17.9	17.9	15.2	—%
Clavismen LLC dba Katy Wines and Spirits	(#,^)	5901 B Hwy Blvd, Katy, TX 77494	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/7/2031	8.0	8.0	6.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Foy Commerce LLC	(#)	1725 Park Lane S, Ste 2,, Jupiter, FL 33458	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/5/2031	6.0	6.0	5.8	—%
Hank Thomas Performance	(#,^)	917 Dixie Club Rd, Winston-Salem, NC 27107	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/5/2031	33.0	33.0	33.0	0.01%
Boyd's Cardinal Hollow Winery Corp dba Boyd's Cardinal Hollow Winery	(#,^)	1830 West Point Pike, West Point, PA 19486	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	5/4/2046	88.8	88.8	99.4	0.02%
Grover Jackson Engineering, LLC	(#,^)	1880 Campbellsville Rd, Pulaski, TN 38478	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/30/2046	53.2	53.2	57.0	0.01%
NebulOS, Inc	(#,^)	5428 Twilight Way, Parker, CO 80237	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2031	56.2	56.2	49.3	0.01%
3G Graphix LLC dba Elemento Graphics	(#,^)	7160 Zionsville Rd, Indianapolis, IN 46268	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2031	13.5	13.5	11.7	—%
Thomas Wayne Belcher Jr dba Area 51 Tattoo Body Piercing & Supply	(#,^)	230 BRdway St., Jackson, OH 45640	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/29/2046	11.8	11.8	13.0	—%
5 Star Renovations, Inc. and Five Star Group, Inc.	(#,^)	2997 US-29, Moreland, GA 30259	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2031	20.5	20.5	20.0	0.01%
Cajun Made Charters, L.L.C	(#,^)	27900 Hwy 1, Golden Meadow, LA 70357	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	4/28/2031	42.7	42.7	41.0	0.01%
822 GROUP LLC	(#,^)	136 Treehaven St., Gaitherburg, MD 20878	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/28/2031	46.8	46.8	39.7	0.01%
G.A.P. Mechanical Inc.	(#,^)	2500 North Forsyth Rd, C29, Orlando, FL 32807	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/28/2031	21.1	21.1	18.2	—%
Janie Lacy & Associates, LLC dba Life Counseling Solutions	(#,^)	670 N Orlando Ave, #103, Maitland, FL 32751	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2046	33.5	33.5	37.2	0.01%
J-Tech Industries Inc	(#,^)	232 Alexandria Dr, Mooresville, NC 28115	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/23/2031	6.1	6.1	5.2	—%
Max Rosin & Associates, Inc	(#,^)	37-43 West 14th St., Ste 304, New York, NY 10011	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/23/2031	53.8	53.8	45.5	0.01%
Acra Cast, Inc.	(#,^)	1837 First St., Bay City, MI 48708	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	4/22/2031	19.8	19.8	19.2	—%
Wells Cutting Edge, LLC	(#,^)	4201 North Cochrane Lane, Erda, UT 84074	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/22/2031	32.8	32.8	28.3	0.01%
Twenty Ten Agency, LLC	(#,^)	340 S Lemon Avnue, Walnut, CA 91789	Educational Services	Term Loan	Prime plus 2.75%	4/21/2031	3.8	3.8	3.2	—%
AMERICAN CINEMA INSPIRES, INC and CEO Multimedia, Inc	(#,^)	15363 Victory Blvd, Van Nuys, CA 91406	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	4/20/2031	32.8	32.8	27.8	0.01%
Oregon Glass Repair, LLC dba SuperGlass Windshield Repair; SuperGla	(#,^)	2972 SE 38th Court, Hillsboro, OR 97123	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2031	16.2	16.2	13.7	—%
Tierra Corrosion Control, Incorporated	(#,^)	1608 Schofield Lane, Farmington, NM 87401	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/16/2031	23.4	23.4	24.5	0.01%
Gateway Veterinary Services P.C. dba Liberty Animal Clinic	(#,^)	9212 Liberty Ave, Ozone Park, NY 11417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/15/2031	42.2	42.2	39.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

RV Solar LLC	(#)	3442 E Bulk Lane, Oak Creek, WI 53154	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	4/14/2031	5.9	5.9	5.7	—%
Lockett Trucking and Transport LLC	(#)	612 Colebridge Dr, Blacklick, OH 43004	Truck Transportation	Term Loan	Prime plus 6.5%	4/14/2031	5.9	5.9	5.7	—%
Stephanie Ann Doty	(#)	82 Diggins Dr, Folsom, CA 95630	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	4/14/2031	3.5	3.5	3.4	—%
College Economy Inc	(#,^)	679 Wedgewood Dr, Hanover Park, IL 60133	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/13/2031	32.8	32.8	27.8	0.01%
Gerald Scott Lyda and Marvina Michae Lyda	(#,^)	3555 Chimney Rock Rd, Hendersonville, NC 28792	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	4/9/2046	32.2	32.2	36.4	0.01%
Motor City Bakery Inc dba Mexi bake	(#,^)	8100 Radcliffe St., Detroit, MI 48210	Food Manufacturing	Term Loan	Prime plus 2.75%	4/7/2046	103.0	103.0	112.6	0.03%
La Dolce Vita Water Sports LLC,LDV GOLF CART & BIKE RENTALS LLC	(#,^)	408 Kelly Plantation Dr, Destin, FL 32541	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2031	332.9	332.9	348.8	0.09%
Barrett Enterprises, LLC	(#,^)	920 N Columbia St, Milledgeville, GA 31061	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2031	19.6	19.6	16.6	—%
Triple B's, Inc dba Crews Door Company	(#,^)	12189 Livingston Rd, Manassas, VA 20109	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/31/2046	91.4	91.4	95.8	0.02%
Quality Sound Communications, Inc dba Technology Source	(#,^)	1551 North Tustin Ave, Ste 125, Santa Ana, CA 92705	Telecommunications	Term Loan	Prime plus 2.75%	3/31/2031	124.8	124.8	105.7	0.03%
TK Cleaning and Lawn Service LLC	(#,^)	4449 Beechaven Dr, Rock Hill, SC 29732	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/31/2046	24.6	24.6	27.8	0.01%
TK Cleaning and Lawn Service LLC	(#,^)	4449 Beechaven Dr, Rock Hill, SC 29732	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/31/2031	111.8	111.8	101.2	0.03%
Walking Urgent Care Inc	(#,^)	10308 West Sample Rd, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2031	232.8	232.8	213.9	0.05%
Suncoast Premier Medical, LLC and Mario R Perez MD PA	(#,^)	1239 US-27, Clermont, FL 34714	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2046	99.9	99.9	104.1	0.03%
Trailer Marketing Services Inc	(#,^)	4560 State Route 233, Clinton, NY 13323	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2046	66.4	66.4	75.0	0.02%
Barrett Enterprises, LLC dba Barrett and Sons Used Cars	(#,^)	920 N Columbia St, Milledgeville, GA 31061	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2046	43.8	43.8	42.8	0.01%
Batteries in a Flash.com, Inc.	(#,^)	720 W Cheyenne Ave, North Las Vegas, NV 89030	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/31/2046	101.1	101.1	107.0	0.03%
Knight Settlement Sand & Gravel, LLC	(#,^)	7291 Knight Settlement Rd, Bath, NY 14810	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/31/2031	154.6	154.6	135.1	0.03%
Statewide Health Care, Inc	(#,^)	102 Oglethorpe Professional Court, Savannah, GA 31406	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2031	57.7	57.7	49.1	0.01%
Tober Building Company, LLC	(#,^)	3351 Brecksville Rd, Richfield, OH 44286	Construction of Buildings	Term Loan	Prime plus 2.75%	3/31/2031	598.1	598.1	525.0	0.13%
Thomson Holdings Enterprises LLC dba Volusia County Towing	(#,^)	345 8th St., Daytona Beach, FL 32117	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/31/2046	108.8	108.8	110.0	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Underground Toys USA, LLC dba Seven 20 and Wozniak Distribution,	(#,^)	7626 Miramar Rd, San Diego, CA 92126	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/30/2031	268.8	268.8	227.5	0.06%
Bojax Auto Collision, Inc dba Bojax Auto Body Repair and Seman Real Es	(#,^)	4712 Fernlee Ave, Royal Oak, MI 48073	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2046	23.4	23.4	24.3	0.01%
RH All Around Repair, LLC	(#,^)	2008 Coahuila Rd, Odessa, TX 79763	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2046	50.9	50.9	54.0	0.01%
Drake Dance Academy LLC	(#,^)	5790 Marble Creek Stree, Dublin, OH 43016	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/30/2046	135.8	135.8	145.1	0.04%
Empire State Adjuster's Corp.DBA Frankie M’s Auto Body East	(#,^)	419 West Main St., Smithtown, NY 11787	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2046	172.9	172.9	177.4	0.04%
The Sign Company of Wilmington, Inc.	(#,^)	428 Landmark Dr, Wilmington, NC 28412	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/30/2046	101.0	101.0	111.3	0.03%
Bojax Auto Collision, Inc. dba Bojax Auto Body Repair	(#,^)	4712 Fernlee Ave, Royal Oak, MI 48073	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2031	35.6	35.6	33.0	0.01%
Kidz Choice Service Inc and Kidz Choice Holdings Inc	(#,^)	14-34 110th St., Flushing, NY 11356	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2031	195.6	195.6	165.3	0.04%
Jason Watt Pictures, LLC	(#,^)	110 BRdway #507, Brooklyn, NY 11249	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/29/2031	17.2	17.2	14.6	—%
Markell Construction Inc	(#,^)	6248 N Woodstock St., Philadelphia, PA 19138	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/29/2031	16.2	16.2	13.6	—%
QXC Communications, Inc	(#,^)	3785 North Federal Hwy, Ste 205, Boca Raton, FL 33431	Telecommunications	Term Loan	Prime plus 2.75%	3/29/2031	97.8	97.8	86.7	0.02%
ALG-Health LLC and Axis LED Group, LLC	(#,^)	520 West Mulberry St., Bryon, OH 43506	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2031	1,098.3	1,098.3	996.1	0.25%
Signet Media Inc	(#,^)	630 S.1st St., San Jose, CA 95113	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2031	74.5	74.5	72.9	0.02%
AUBURN ANALYTICAL LABS, INC	(#,^)	2107 Bay City Rd, Midland, MI 48642	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2031	23.3	23.3	19.7	—%
Zebra Enterprises, LLC dba Shanty	(#,^)	213 3rd St., Eureka, CA 95501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/26/2046	33.5	33.5	37.8	0.01%
Rob Smith dba Laundry Land	(#,^)	8913 Sierra Ave, Fontana, CA 92335	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/26/2031	18.2	18.2	15.7	—%
Leo Marketing LLC	(#,^)	1127 E Rio Grande Ave, El Paso, TX 79902	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2031	14.0	14.0	13.0	—%
Diversified Electric, LLC	(#,^)	1571 Mapledale St, Ferndale, MI 48220	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/26/2031	19.9	19.9	16.8	—%
Ground Breakers Construction, Inc.	(#,^)	2292 a/k/a 2274 Hayride Rd, Lebec, CA 93243	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/26/2031	23.9	23.9	25.0	0.01%
Johnson Diversified, Inc dba Plumbing Solutions	(#,^)	29802 Avenida De Las Banderas, Rancho Santa Margarita, CA 92688	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/26/2031	81.6	81.6	81.7	0.02%
New Image Window & Doors Inc	(#,^)	705 Hennis Rd, Winter Garden, FL 34787	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/26/2031	24.6	24.6	25.7	0.01%
Allan Gilbert dba Allan Gilbert Builders	(#,^)	50 Jodi Dr, Belmont, NH 3220	Construction of Buildings	Term Loan	Prime plus 2.75%	3/25/2031	23.4	23.4	20.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Millennium Family Practice LLC	(#,^)	6310 Steven Forest Rd, Columbia, MD 21045	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2031	89.5	89.5	93.6	0.02%
Party Town Chico LLC	(#,^)	1937 East 20th St. #B6, Chico, CA 95928	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/25/2031	13.8	13.8	11.7	—%
Companion Plus Care, LLC	(#,^)	19849 Middlebelt Rd, Livonia, MI 48152	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/25/2046	130.0	130.0	131.5	0.03%
Capco Swimming Pools LLC and. Capco Industries, LLC dba Premier Pools	(#,^)	5115 Savannah Green, Voy Omy, TX 78073	Construction of Buildings	Term Loan	Prime plus 2.75%	3/24/2031	32.6	32.6	31.7	0.01%
Malik Dough L.L.C. and Steven L. Malik II	(#,^)	3347 Riverside Dr, North Tazewell, VA 24630	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/24/2031	9.8	9.8	8.4	—%
Linh Luong and Loc Luong	(#,^)	1209 W Main St., Peroria, IL 61606	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/24/2031	81.6	81.6	81.4	0.02%
Icebox Cafe, L.C and Icebox Pantry, LLC	(#,^)	219 NE 3rd St., Hallandale Beach, FL 33009	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/24/2031	137.3	137.3	119.2	0.03%
Sundown Audio, LLC	(#,^)	514 W 21st St., Newton, NC 28658	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	3/24/2031	93.2	93.2	79.1	0.02%
Oscar Rene Guzman and American United Construction LLC	(#,^)	12520 Taylor Rd, Houston, TX 77041	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/24/2031	167.8	167.8	144.3	0.04%
Blasco Tire LLC	(#)	960 Memorial Dr, Griffin, GA 30223	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 6.5%	3/24/2031	5.9	5.9	5.7	—%
S.B. Southern Welding, L.L.C	(#,^)	300 Howard Rd, Waxahachie, TX 75165	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/23/2031	262.6	262.6	231.1	0.06%
Spartan Technology Solutions, Inc.	(#,^)	125 Venture Blvd, Spartanburg, SC 29306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/22/2031	46.6	46.6	39.4	0.01%
Clear Impact LLC and Clear Impact Inc	(#,^)	11300 Rockville Pike, #1001, Rockville, MD 20852	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/22/2031	144.9	144.9	124.3	0.03%
David Edwin Harries	(#,^)	5506 Riverside Dr, Chino, CA 91710	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/19/2031	14.0	14.0	11.8	—%
Natalie Dress Designers, LLC DBA Azaria Bridal	(#,^)	3710 US Hwy 9, Space D218, Freehold, NJ 7728	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/19/2031	303.3	303.3	259.6	0.07%
Richard Keith Robison Jr. Enterprises, Inc. dba R & R Restoration	(#,^)	1539 Apache Dr, Montgomery, TX 77316	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/19/2031	14.0	14.0	11.8	—%
Jemas, LLC Dba Medicine Shoppe St Charles	(#,^)	488 S 5th St., St Charles, MO 63301	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	3/19/2031	84.0	84.0	71.1	0.02%
Tripark LLC	(#,^)	12630 Haynes Rd, Houston, TX 77066	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/19/2046	147.9	147.9	153.1	0.04%
JEJ LLC dba Hawaii Jerky Shop; DE.HI Foods	(#,^)	111 Sand Island Access Rd, Honolulu, HI 96819	Food Manufacturing	Term Loan	Prime plus 2.75%	3/19/2046	148.1	148.1	158.3	0.04%
AZ Dropship LLC dba A-Z Trading Co	(#,^)	735 Crofton St SE, Grand Rapids, MI 49507	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/18/2031	46.7	46.7	39.5	0.01%
Zmetra Clear Span Structures, LLC	(#,^)	2 Old Worcester Rd, Dudley, MA 1571	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/18/2031	116.7	116.7	114.1	0.03%
WSCL, Inc	(#,^)	176 Rosa Court, Colton, CA 92324	Construction of Buildings	Term Loan	Prime plus 2.75%	3/18/2031	47.3	47.3	39.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Crystal H Thompson dba Advertise IT	(#,^)	718 N Main St., Norwood, CT 28128	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/18/2031	29.9	29.9	26.8	0.01%
Northern Services Inc	(#,^)	2266 Central St., Ste6, Richmond, CA 94801	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2031	46.7	46.7	39.4	0.01%
LT Johnson DDS PLLC dba Brueggen Dental Implant Center	(#,^)	14626 Bellaire Blvd., Houston, TX 77083	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/18/2031	312.5	312.5	264.0	0.07%
Battle Forged Fitness, LLC dba CrossFit 1976	(#,^)	3251 East Stone Court, Eagle Mountain, UT 84005	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/17/2046	54.5	54.5	50.9	0.01%
Ryan Doyle Enterprises, LLC dba Earthworkers Landscaping	(#,^)	802 Klinger Ln, Lebanon, PA 17042	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/17/2031	14.0	14.0	12.9	—%
EXAGEN SOLUTIONS INC	(#,^)	32 Waverly Cir, Waverly, NY 12189	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/16/2031	49.5	49.5	41.8	0.01%
274 Construction Group, Inc	(#,^)	420 Raleigh St., Ste F, Wilmington, NC 28412	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/16/2031	172.8	172.8	157.3	0.04%
Crispeno Realty, Inc	(#,^)	9812 235th Pl SW, Edmonds, WA 98020	Real Estate	Term Loan	Prime plus 2.75%	3/16/2031	8.6	8.6	7.3	—%
Benevolent Family Services LLC,	(#)	522 S Independence Blvd, Ste 201, Virginia Beach, VA 23452	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	3/15/2031	5.9	5.9	5.7	—%
Pavesh, LLC	(#,^)	9576 Potranco Rd, San Antonio, TX 78251	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2046	165.2	165.2	175.4	0.04%
INB Enterprise LLC	(#)	7761 Diamondback Dr, College Park, MD 20742	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	3/15/2031	5.9	5.9	5.7	—%
DTJ Enterprises, Inc dba West Falmouth Market	(#,^)	623 W Falmouth hwy, Falmouth, MA 2540	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/15/2046	177.6	177.6	186.9	0.05%
Swick & Son Enterprises, Inc.	(#,^)	108 Mashell Ave North, Eatonville, WA 98328	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/12/2031	67.4	67.4	57.6	0.01%
Hany and Associates LLC dba Integrity Tax Group	(#,^)	2020 S Oneida St., Denver, CO 80224	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/12/2031	22.2	22.2	18.8	—%
Torchlight Academy Schools, LLC	(#,^)	116 County Farm Rd, Windsor, NC 27983	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/12/2046	222.1	222.1	250.7	0.06%
Craftworks NW, LLC	(#,^)	12421 NE 117th Ave, Vancouver, WA 98662	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/12/2031	14.0	14.0	12.6	—%
Kris-Leigh Catered Living at Severna Park LLC	(#,^)	831 Ritchie Hwy, Severna Park, MD 21146	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/12/2031	674.1	674.1	705.1	0.18%
Motus Inc. dba Stage Your Home San Diego	(#,^)	7557 Convoy Ct, San Diego, CA 92111	Real Estate	Term Loan	Prime plus 2.75%	3/11/2031	49.1	49.1	41.5	0.01%
Clean Energyz LLC	(#,^)	881 Alma Real Dr, Stes T-16, Pacific Palisades, CA 90272	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/11/2031	56.1	56.1	47.4	0.01%
Clean Energyz LLC	(#)	881 Alma Real Dr Ste T-16, Pacific Palisades, CA 90272	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2031	39.2	39.2	36.6	0.01%
Monark, LLC	(#,^)	26050 Acero, Ste 411, Mission Viejo, CA 92691	Food Manufacturing	Term Loan	Prime plus 2.75%	3/10/2031	32.7	32.7	27.6	0.01%
INTERNETZONE I, INC.	(#,^)	3131 Laurel Ave, Fullerton, CA 92835	Other Information Services	Term Loan	Prime plus 2.75%	3/10/2031	9.3	9.3	7.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

ACTIVE FACILITY MONITORING, LLC	(#,^)	702 Ernest Dr, Port Orange, FL 32127	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/9/2031	9.2	9.2	7.8	—%
Charlie Chedda's LLC	(#,^)	1867 Academy Blvd, Colorado Springs, CO 80916	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/5/2031	17.8	17.8	18.7	—%
3 A Ideas, LLC dba Bizzy Kids Learning Center	(#,^)	1401 Caplin Dr, Arlington, TX 76018	Social Assistance	Term Loan	Prime plus 2.75%	3/5/2046	118.0	118.0	129.0	0.03%
Nadal Company LLC	(#,^)	5923 Robindale Rd, Catonsville, MD 21228	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/5/2031	4.7	4.7	3.9	—%
True Electrical Services LLC dba True Breaker Services	(#,^)	3773 Dinosaur St., Castle Rock, CO 80109	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/5/2031	5.6	5.6	4.7	—%
Giles Title and Escrow Services, LLC and Morgan Andrew Hoover	(#,^)	203 North 1st St., Pulaski, TN 38478	Real Estate	Term Loan	Prime plus 2.75%	3/4/2031	28.9	28.9	26.8	0.01%
Reginald L McClain dba McClain's Auto Detailing and Paint Refinish	(#,^)	2753 N 29th St., Milwaukee, WI 53210	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/3/2046	7.1	7.1	8.0	—%
Ambrose Cubed LLC	(#,^)	6780 Hudspeth Rd, Harrisburg, NC 28075	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	3/3/2046	197.4	197.4	222.8	0.06%
Metroguard Security & Risk Mgmt Inc.	(#,^)	338 Commerce Dr, Fairfield, CT 6825	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/2/2031	192.5	192.5	162.6	0.04%
Miss Academy, LLC dba Miss Houston Pageant	(#,^)	1111 Uptown Park Blvd #12, Houston, TX 77056	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/26/2031	9.2	9.2	7.8	—%
Goodsell/Wilkins, Inc	(#,^)	28175 Bluebell Dr, Laguna Niguel, CA 92677	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/25/2031	92.5	92.5	78.1	0.02%
Anne M Prior LLC	(#,^)	5933 NW Wins Sivers Dr, Portland, OR 97220	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/25/2031	16.4	16.4	13.8	—%
Innovative Dental of Hannibal LLC	(#,^)	515 Clinic Rd., Hannibal, MO 63401	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/24/2031	46.3	46.3	39.1	0.01%
Medissage Integrative Therapies, LLC	(#,^)	103 Twinridge Lane, Richmond, VA 23235	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2046	7.3	7.3	8.3	—%
KOLOA KAI LLC and Stay Beach Cities, Inc	(#,^)	2-2514 Kaumualii Hwy, Kalaheo, HI 96741	Real Estate	Term Loan	Prime plus 2.75%	2/22/2031	6.9	6.9	5.9	—%
Eagle Creek Landscape & Design	(#,^)	7574 Eagle Creek Rd, Cincinnati, OH 45247	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/19/2031	43.9	43.9	37.7	0.01%
TELAVERGE COMMUNICATIONS, LLC	(#,^)	8229 Foutain Ridge Dr, Plano, TX 75025	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/19/2031	32.4	32.4	27.4	0.01%
Eddy Auto Service Inc	(#,^)	901 NY-109, West Babylon, NY 11704	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/18/2046	85.9	85.9	97.0	0.02%
Ben Anderson 365	(#,^)	1567 E Valley Rd, Montecito, CA 93108	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/18/2031	46.3	46.3	39.1	0.01%
Surgeon & Associates, Inc	(#,^)	733 Bargain St., Fayetteville, NC 28303	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/17/2031	27.8	27.8	27.6	0.01%
ReenBoog Natural Hair Care, LLC	(#,^)	4051 Stone Mountain Hwy, Ste E106, Lilburn, GA 30047	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	2/17/2031	18.5	18.5	15.9	—%
Alima Mandiang, dba Mandiang Hair Braiding	(#)	242 E. Claremont Rd, Philadelphia, PA 19120	Personal and Laundry Services	Term Loan	Prime plus 6.5%	2/17/2031	2.3	2.3	2.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Commonwealth Warehouse, Inc.	(#,^)	400-500 Murray Rd, Cincinnati, OH 45217	Warehousing and Storage	Term Loan	Prime plus 2.75%	2/17/2031	53.2	53.2	45.0	0.01%
SBRnet, Inc	(#,^)	10185 Spyglass Way, Boca Raton, FL 33498	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/17/2031	19.4	19.4	16.4	—%
White Pine Logistics Inc	(#,^)	1281 Cobble Pond Way, Vienna, VA 22182	Truck Transportation	Term Loan	Prime plus 2.75%	2/16/2031	53.7	53.7	45.4	0.01%
Design Moves LLC	(#,^)	3235 North Dixie Hwy, Oakland, FL 33334	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/16/2046	83.5	83.5	90.9	0.02%
Ryan Spataro dba The Minty Goat	(#,^)	6801 N Crystal Ave, Kansas City, MO 64119	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/16/2031	4.6	4.6	4.3	—%
A-One Refrigeration and Heating, Inc	(#,^)	910 N 20th Ave, Pasco, WA 99301	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/11/2031	153.0	153.0	135.4	0.03%
A-One Refrigeration and Heating, Inc.	(#,^)	910 N 20th Ave, Pasco, WA 99301	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/11/2046	284.8	284.8	306.6	0.08%
UniGuide Media,LLC	(#)	105 Pearl St., Sausalito, CA 94965	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	2/11/2031	5.9	5.9	5.7	—%
Little Swimmers Inc.	(#,^)	2395 Monument Blvd, Concord, CA 94520	Educational Services	Term Loan	Prime plus 2.75%	2/11/2031	46.2	46.2	39.7	0.01%
Hybrid Drive Batteries LLC	(#,^)	22607 E La Palma Ave, Ste 406, Yorba Linda, CA 92887	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/10/2031	13.9	13.9	11.8	—%
Michael Miller dba Affordable Paint and Auto Body	(#,^)	4738 Randleman Rd, Greensboro, NC 27406	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/9/2046	21.8	21.8	23.5	0.01%
Little Angels Daycare and Learning Center LLC	(#)	4551 Summit Blvd, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus 2.75%	2/3/2047	85.7	85.7	85.7	0.02%
Davis Laboratories, Inc.	(#,^)	611 Lunar Ave., Brea, CA 92821	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2031	57.8	57.8	53.8	0.01%
Dexter Lillie dba Kreative Kutz Barber Shop	(#,^)	865 Cassat Ave, Jacksonville, FL 32205	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/29/2046	17.7	17.7	19.9	0.01%
TC3, LLC	(#,^)	1036 Country St. 2945, Tuttle, OK 73089	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/29/2031	4.9	4.9	4.8	—%
CULTIVA Solutions, LLC	(#,^)	8000 Towers Crescent Dr,, Vienna, VA 22182	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/29/2031	3.7	3.7	3.1	—%
Jazma Deaungilae Wise	(#)	110 Golden Pine Rd SW, Austell, GA 30168	Personal and Laundry Services	Term Loan	Prime plus 6.5%	1/28/2031	3.7	3.7	3.6	—%
Payne's Environmental Services LLC	(#,^)	5617 Causeway Blvd., Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/28/2031	169.8	169.8	152.7	0.04%
Chrysalis MSP LLC	(#,^)	14550 Torrey Chase Blvd, Ste 110, Houston, TX 77014	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/26/2031	10.6	10.6	8.9	—%
WILD THING ACCOUNTING & TAX LLC	(#)	805 NE 190th Ave, Portland, OR 97230	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/22/2031	5.8	5.8	5.6	—%
Andrew's Spotless Cleaning, LLC	(#)	1604 Marcella Dr, Covington, KY 41011	Administrative and Support Services	Term Loan	Prime plus 6.5%	1/22/2031	5.8	5.8	5.6	—%
Greater Vision Healthcare Services, LLC	(#,^)	788 Montgomery Ave, Ocoee, FL 34761	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/22/2046	908.4	908.4	979.4	0.25%
Nex Computer LLC and Kosmaz Technologies LLC	(#,^)	1201 Alta Vista Court, Walnut Creek, CA 94596	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/22/2031	32.1	32.1	27.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Wild Wellness LLC	(#)	151 Lake St., Lancaster, OH 43130	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	1/22/2031	2.6	2.6	2.5	—%
Inland Empire Spine and Disc Laser, Inc.	(#,^)	802 Magnolia Ave, Ste 103, Corona, CA 92879	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/22/2031	45.9	45.9	40.6	0.01%
Skypie Studio & Crafts LLC	(#)	933 Mary Ave, Opelousas, LA 70570	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/22/2031	5.6	5.6	5.4	—%
R & L Timber, Inc	(#,^)	524 Callen Crabb Rd, Sagle, ID 83860	Forestry and Logging	Term Loan	Prime plus 2.75%	1/20/2031	218.9	218.9	195.9	0.05%
Centre for Autism Treatment LLC	(#)	13090 Sundown Rd, Victorville, CA 92392	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/20/2031	5.8	5.8	5.6	—%
Valley Towing & Sons, Inc	(#,^)	16 NY-6N, Mahopac, NY 10541	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/19/2031	10.8	10.8	9.1	—%
Diamond Ridge Professionals LLC,	(#)	8629 Mesquite Circle, Magna, UT 84044	Construction of Buildings	Term Loan	Prime plus 6.5%	1/19/2031	5.8	5.8	5.6	—%
Austen Felder Holdings LLC dba Austin R Styling	(#)	23642 Hwy 25, Franklinton, LA 70438	Personal and Laundry Services	Term Loan	Prime plus 6.5%	1/18/2031	11.7	11.7	11.2	—%
Retro Rangers LLC and Retro 1951, Inc	(#,^)	750 International Pkwy #105, Richardson, TX 75081	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/15/2031	182.0	182.0	153.8	0.04%
Big Brand Management Ltd. Co and Food Civilization LLC	(#,^)	68700 Dinah Shore Dr, Cathedral, CA 92234	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	1/14/2046	240.7	240.7	250.1	0.06%
Tapia Auto Care, LLC dba Shoreline Quick Lube and Car Wash	(#,^)	2 Center Rd, Old Saybrook, CT 6475	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/12/2031	119.4	119.4	110.5	0.03%
Silx LLC	(#,^)	4120 3rd Ave, Timnath, CO 80525	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/12/2031	4.1	4.1	3.5	—%
White Pine Logistics, Inc.	(#,^)	1281 Cobble Pond Way, Vienna, VA 22182	Truck Transportation	Term Loan	Prime plus 2.75%	1/11/2031	364.2	364.2	312.4	0.08%
Athletic Performance Training Center, LLC	(#,^)	12855 York-Delta Dr, North Royalton, OH 44133	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/8/2031	13.8	13.8	11.7	—%

Westby Grocery LLC	(#,^)	212 Main St., Westby, MT 59275	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/8/2046	42.9	42.9	43.3	0.01%
Inter-Insurance Agency Services, Ltd. and Universal Casualty Risk Rete	(#,^)	380 N BRdway, Jericho, NY 11753	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/31/2030	630.3	630.3	532.6	0.13%
M2 Lumber LLC	(#,^)	110 Brick House Rd, Laurens, SC 29360	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/31/2030	10.3	10.3	9.5	—%
TNJ Products, Inc.	(#,^)	4912 N Lincoln Ave, Ste 101, Chicago, IL 60625	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/31/2030	196.0	196.0	165.6	0.04%
Moran Tax & Accounting LLC	(#,^)	128 N Franklin St, Brazil, IN 47834	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/31/2045	17.1	17.1	18.6	—%
Tissue Plus LLC F/K/A Soft Touch Tissue &Paper, LLC	(#,^)	1491 Hammond St., Bangor, ME 4401	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/31/2045	344.0	344.0	388.3	0.10%
Seven C's Manufacturing, Inc	(#,^)	3895 Corsair St., Reno, NV 89502	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/31/2030	501.3	501.3	466.9	0.12%
Hawthorne Food Company dba Eastern Standard Provis	(#,^)	117 Beaver St., Waltham, MA 2452	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2030	797.6	797.6	675.1	0.17%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

The Spot Bar & Restaurant LLC	(#,^)	10540 State Route 195, Killeen, TX 76542	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2045	85.7	85.7	90.3	0.02%
Leila Zamiri, DDS, Inc	(#,^)	3317 E 10th St., Long Beach, CA 90804	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/31/2045	152.9	152.9	172.7	0.04%
Performance Online, Inc	(#,^)	1550 Melissa Ct, Corona, CA 92879	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/30/2030	239.5	239.5	203.0	0.05%
NDRS Construction Inc.dba Disaster	(#,^)	18730 Cortez Blvd, Brooksville, FL 34601	Construction of Buildings	Term Loan	Prime plus 2.75%	12/30/2030	64.1	64.1	54.4	0.01%
George Family Cremation and Burial LLC	(#,^)	1260 W Mission Ave, Escondido, CA 92029	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/30/2031	94.7	94.7	85.5	0.02%
Lightstat Inc.	(#,^)	22 W West Hill Rd, Barkhamsted, CT 6063	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/30/2030	341.8	341.8	342.2	0.09%
Eppy's Tool & Equipment Warehouse, Inc	(#,^)	809 East 42nd St., Brooklyn, NY 11210	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2030	237.9	237.9	201.1	0.05%
Trident E&P, LLC	(#,^)	320 Circle of Progress Dr, Pottstown, PA 19464	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/30/2030	1,127.2	1,127.2	1,028.0	0.26%
Shlama Two LLC dba Village Park Daycare	(#,^)	7440 BRdway, Merrillville, IN 46410	Social Assistance	Term Loan	Prime plus 2.75%	12/30/2045	244.7	244.7	265.1	0.07%
Vacation Link of Florida, Inc., Island Vacation and Cruises, Inc, Pref	(#,^)	501 N Wymore Rd, Winter Park, FL 32789	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/30/2030	364.6	364.6	381.4	0.10%
Educare Early Intervention, Corporation	(#,^)	4557 S Calumet Ave, Chicago, IL 60653	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2030	40.4	40.4	34.1	0.01%
Bourque Sales and Service Inc.	(#,^)	9160 Linwood Ave, Shevport, LA 71106	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2045	140.0	140.0	158.0	0.04%
Center of New England Primary Care Inc	(#,^)	775 Center of New New England Blvd, Coventry, RI 2816	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2045	412.9	412.9	466.2	0.12%
United Security Specialists, Inc.	(#,^)	275 Saratoga Ave. Ste 200, Santa Clara, CA 95050	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/30/2030	107.0	107.0	90.5	0.02%
Bourque Sales and Service Inc	(#,^)	9160 Linwood Ave, Shreveport, LA 71106	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2045	142.7	142.7	161.1	0.04%
Petroleum Equipment & Services, Inc.	(#,^)	5631 Silverado Way, Anchorage, AK 99518	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/30/2030	384.0	384.0	330.3	0.08%
SDI Black 011, LLC	(#,^)	1091 YONKERS AVE, YONKERS, NY 10704	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/30/2030	911.5	911.5	784.9	0.20%
Perfect Game Incorporated	(#,^)	850 Twixt Town Rd NE, Cedar Rapids, IA 52402	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/30/2030	1,139.4	1,139.4	1,068.3	0.27%
Center of New England Primary Care Inc, North Providence Urgent Care I	(#,^)	775 Centre of New England Blvd, Coventry, RI 2816	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2045	445.1	445.1	502.5	0.13%
Real Estate Personnel, Inc., Tara Matta and Sara Pierce	(#,^)	1758 Emerson St., Denver, CO 80218	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/30/2030	911.5	911.5	770.3	0.19%
Khangri Sourcing Inc.	(#,^)	6021 129th. Ave SE, Bellevue, WA 98006	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/29/2030	162.9	162.9	137.7	0.03%
Bojax Auto Collision Inc	(#,^)	4706 Fenlee Ave., Royal Oak, MI 48073	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/29/2045	336.5	336.5	345.9	0.09%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Litchy Electric L.L.C.	(#,^)	4035 E Post Rd, Las Vegas, NV 89120	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/29/2030	91.2	91.2	78.8	0.02%
E R Kilpatrick, LLC dba Jefferson Street True Value	(#,^)	212 Greenwood St., La Grande, OR 97850	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/28/2030	131.0	131.0	115.6	0.03%
Sondra Gayle Insurance Agency Inc.	(#,^)	2107 Veterans Memorial Blvd, Metaire, LA 70002	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/24/2030	6.8	6.8	6.8	—%
SLCP Transport, LLC	(#,^)	111 Brentwood Dr, College Station, TX 77840	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/23/2030	55.7	55.7	48.8	0.01%
Summerfield Farm, Inc	(#,^)	24 Baker Rd, Pittstown, NJ 8867	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	12/23/2045	57.5	57.5	64.9	0.02%
Title2Land,LLC	(#,^)	11851 Wentling Ave, Baton Rouge, LA 70816	Real Estate	Term Loan	Prime plus 2.75%	12/23/2045	110.1	110.1	124.3	0.03%
Terry A. Humphreys dba Tiki Torch Liquors	(#)	101 Dallas St., Talihima, OK 74571	Food and Beverage Stores	Term Loan	Prime plus 6.5%	12/23/2030	11.6	11.6	11.1	—%
NetLevel5 LLC dba Moutain Air Duct	(#,^)	4724 Poleplant Dr, Colorado Springs, CO 80918	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/23/2030	14.8	14.8	12.9	—%
Spectrum Dynamics, Inc dba Clean Water Works	(#)	27727 Dalton Bluff Court, Katy, TX 77494	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/23/2030	11.6	11.6	11.1	—%
KCL Business Service Inc.	(#)	1042 San Fernando Rd., San Fernando, CA 91340	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/23/2030	11.6	11.6	11.1	—%
Chris' Angels Cleaning Service LLC	(#)	2090 Dunwoody Club Dr, Sandy Springs, GA 30350	Administrative and Support Services	Term Loan	Prime plus 6.5%	12/23/2030	11.6	11.6	11.1	—%
Southeastern Esthetics Institute, LLC and Pura Medical Spa, Corp, LLC	(#,^)	1644 Main St. Ste 1, Columbia, SC 29201	Educational Services	Term Loan	Prime plus 2.75%	12/23/2030	529.8	529.8	472.5	0.12%
UBIF 86 CO dba UBREAKIFIX	(#,^)	1539 Town Center Dr, Lakeland, FL 33803	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/23/2030	52.2	52.2	44.0	0.01%
ASIL Ventures, LLC	(#)	4354 N Bell Ave, Apt G2,, Chicago, IL 60618	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/22/2030	3.9	3.9	3.8	—%
US Dedicated LLC	(#,^)	13410 SE 26th Cir, Vancouver, WA 98683	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2030	199.4	199.4	168.1	0.04%
N.W.F.F., Inc.	(#,^)	687 E. Central Ave, Sutherlin, OR 97479	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2045	42.8	42.8	47.4	0.01%
Lynch Mining LLC	(#,^)	7262 West Hunt Hwy, Queen Creek, AZ 85142	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	12/21/2045	356.8	356.8	379.5	0.10%
Price Educational Services, LLC dba Mathnasium of South OKC	(#,^)	10740 S May Ave, Oklahoma City, OK 73170	Educational Services	Term Loan	Prime plus 2.75%	12/21/2030	7.7	7.7	6.8	—%
N.W.F.F., Inc. and Environmental Contracting Solutions, Inc.	(#,^)	687 E Central Ave, Sutherlin, OR 97479	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2030	706.4	706.4	627.0	0.16%
Code 3 Apps LLC.	(#,^)	843 Tempted Ways Dr, Longmont, CO 80504	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/18/2030	6.8	6.8	5.8	—%
Katie Cox & Co. LLC	(#,^)	6605 Longshore ST, Ste 240, Dublin, OH 43017	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2030	6.8	6.8	5.8	—%
REST Enterprises Inc dba Upstyled Properties	(#,^)	1440 W Taylor St Unit 595, Chicago, IL 60607	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2030	13.7	13.7	14.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Allied Molded Products, LLC, Clancy 15 LLC, and Crusader 5088, LLC	(#,^)	1145 13th Ave East, Palmetto, FL 34221	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/18/2030	199.2	199.2	168.0	0.04%
Yinlink International Inc	(#,^)	2 Corporate Dr, Suiite A, East Windsor, NJ 8512	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2030	63.9	63.9	62.2	0.02%
Giant Development Inc and Crabtree Development Corp	(#,^)	509 Pylon Dr, Ste 110, Raleigh, NC 27606	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/18/2030	1,139.4	1,139.4	1,008.7	0.25%
Pumpkin Patch Child Care and Early Education Center, LLC	(#,^)	310 Grove Beach Rd N, Westbrook, CT 6498	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2045	112.6	112.6	121.9	0.03%
Horne Chiropractic Center, P.A	(#,^)	3820 Mountain Rd, Stes B & C, Pasadena, MD 21122	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2030	91.2	91.2	76.9	0.02%
Edgar E. Herrera Garcia, Rocio L. D. Herrera dba Integral Delivery Ser	(#,^)	3100 Delaware Ave, Des Moines, IA 50313	Truck Transportation	Term Loan	Prime plus 2.75%	12/18/2045	220.2	220.2	239.1	0.06%
People United of Louisiana LLC	(#,^)	1401 Hudson Lane, Monroe, LA 71201	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2030	136.7	136.7	121.7	0.03%
Tahzoo LLC	(#,^)	1015 7th St. NW, Washington, DC 20001	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2030	707.1	707.1	597.7	0.15%
Splashlight Photographic & Digital Studios LLC ,Splashlight Technologi	(#,^)	75 Varick St, 3rd Floor, New York, NY 10013	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2030	1,139.4	1,139.4	960.7	0.24%
Last Touch LLC	(#,^)	927 E 10th St, Fairmont, MN 56031	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/18/2045	50.7	50.7	57.2	0.01%
RJL Texas International Corporation	(#,^)	17401 Triton,, Schertz, TX 78154	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2030	247.7	247.7	224.7	0.06%
Neeld Rentals Inc dba Mills True Value Hardware	(#,^)	205 Clinton Blvd, Clinton, MS 39056	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/18/2030	10.9	10.9	9.2	—%
AccountPics, LLC	(#,^)	903 S WW White Rd, San Antonio, TX 78220	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2045	78.3	78.3	86.8	0.02%
Anthony Connelly Holdings LLC	(#,^)	7260 Dean Martin Dr, Ste 800, Las Vegas, NV 89118	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/17/2030	227.9	227.9	192.1	0.05%
Carolina Roofing Siding Painting LLC	(#,^)	204 Depot St., Camponbello, SC 29322	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/17/2045	14.7	14.7	15.7	—%
David M. Benson LLC	(#)	1422 Euclid Ave, Cleveland, OH 44115	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/16/2030	11.6	11.6	11.1	—%
Savannah Area Language & Culture Exchange, LLC	(#)	6 Dovetail Crossing, Savannah, GA 31419	Educational Services	Term Loan	Prime plus 6.5%	12/16/2030	11.6	11.6	11.1	—%
Vege Investments, LLC dba Sunoco Homestead	(#)	26400 SW 177th Ave, Homestead, FL 33031	Gasoline Stations	Term Loan	Prime plus 6.5%	12/16/2030	11.6	11.6	11.1	—%
McFarlin, LLP	(#,^)	4 Park Plz Ste 1025, Irvine, CA 92614	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2030	159.5	159.5	134.5	0.03%
Signature Graphic LLC	(#,^)	14425 N 79th St, Ste B, Scottsdale, AZ 85260	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2030	77.5	77.5	65.3	0.02%
Highstar Travel Group, LLC	(#,^)	2869 Wilshire Dr, Ste 204, Orlando, FL 32835	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/16/2030	20.5	20.5	17.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Last Minute Effects Inc.	(#,^)	1016 Hamline Place, Burbank, CA 91504	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/15/2030	13.7	13.7	11.9	—%
Corple Enterprisees Inc	(#,^)	17887 US Hwy 380 West, Ponder, TX 76259	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/14/2030	57.0	57.0	48.0	0.01%
Efficient, Fast & Good Cleaning Services Inc	(#,^)	2444 NW 177th Terrace, Miami Gardens, FL 33056	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/14/2030	6.8	6.8	6.1	—%
Vector Utilities LLC	(#,^)	8501 San Gabriel Dr, Laredo, TX 78045	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2030	341.8	341.8	330.2	0.08%
Droplette Marketing Co	(#,^)	6481 Orangethorpe Ave, Buena Park, CA 90620	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2030	6.2	6.2	5.6	—%
Accommodating Financial & Tax Services, LLC	(#,^)	1642 Ralston Circle, Toledo, OH 43623	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2045	41.4	41.4	46.1	0.01%
Aeromax Industries Inc	(#,^)	1310 Ranchers Legacy Trail, Fort Worth, TX 76126	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/14/2030	159.5	159.5	134.5	0.03%
Jamali LLC dba Saahten	(#)	2741 Raceway Fairfield West, Pensacola, FL 32503	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	12/11/2030	11.6	11.6	11.1	—%
Donald W. Harris dba Bowman Creek Mini Storage	(#)	1625 US-59 N, Linden, TX 75563	Warehousing and Storage	Term Loan	Prime plus 6.5%	12/11/2030	11.6	11.6	11.1	—%
Shattered Prism LLC	(#,^)	3333 BRdway, New York, NY 10031	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/11/2030	6.8	6.8	7.1	—%
TJ Pant LLC and Tailored Cartage LLC	(#,^)	25993 US 12, Sturgis, MI 49091	Truck Transportation	Term Loan	Prime plus 2.75%	12/11/2030	78.6	78.6	77.6	0.02%
Premium Marketing Co. Inc. dba Vera Moore Cosmetics	(#,^)	4 Shadow Lane, Woodbury, NY 11797	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	12/11/2030	20.5	20.5	17.7	—%
LTD Broadband, LLC	(#,^)	69 Teahouse St, Las Vegas, NV 89138	Telecommunications	Term Loan	Prime plus 2.75%	12/10/2030	1,101.2	1,101.2	1,012.9	0.25%
Just In Time Refrigeration LLC	(#,^)	6400 EDNA TAYLOR PKWY, MONONA, WI 53716	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/10/2045	228.1	228.1	237.7	0.06%
Inner Beauty Salon and Suite LLC	(#,^)	825 Beecher St SW, Atlanta, GA 30310	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/10/2045	63.6	63.6	71.8	0.02%
M-Den, Inc	(#,^)	315 Main St., Ann Arbor, MI 48104	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/10/2030	1,048.3	1,048.3	1,019.1	0.26%
HWH Unlimited, Inc.	(#,^)	43386 Business Park Dr, Temecula, CA 92590	Real Estate	Term Loan	Prime plus 2.75%	12/9/2030	68.4	68.4	71.4	0.02%
LBR Partners LLC dba Techy	(#,^)	1450 Johns Lake Rd, Clermont, FL 34711	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/9/2030	41.6	41.6	35.2	0.01%
Zebra House Coffee, LLC	(#,^)	1001 S El Camino Real, San Clemente, CA 92672	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/9/2030	41.0	41.0	34.6	0.01%
CashLine Solutions, LLC	(#,^)	467741 E 1050 Rd, Sallisaw, OK 74955	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2030	10.9	10.9	9.2	—%
Northeast Coverages Inc. and Southeast Coverages Inc.	(#,^)	910 Franklin Ave, Ste 210, Garden City, NY 11530	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/7/2030	155.0	155.0	161.8	0.04%
Indecon Builders Inc	(#,^)	1382 Valencia Ave, Tustin, CA 92780	Construction of Buildings	Term Loan	Prime plus 2.75%	12/4/2030	45.6	45.6	38.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Combs Creative LLC	(#)	157 Antler Ridge Circle,, Nashville, TN 37214	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/4/2030	5.1	5.1	4.9	—%
Travel with Love, LLC dba Style & The Storyteller	(#)	8465 W Sahara Ave, Ste 111, Las Vegas, NV 89117	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/4/2030	4.6	4.6	4.4	—%
Perez Law Office, PLLC	(#,^)	80 N McClintock Dr, Chandler,, AZ 85226	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/4/2045	66.1	66.1	74.6	0.02%
Pacific Contours Corp	(#,^)	5340 E Hunter Ave, Anaheim, CA 92807	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/4/2030	651.8	651.8	680.7	0.17%
SME Business Services LLC	(#,^)	930 Chesaco Ave, Rosedale, MD 21237	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/3/2030	20.5	20.5	17.3	—%
Moxie Marketing, LLC	(#,^)	51 Lee Dr, Palm Coast, FL 32137	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/3/2030	113.9	113.9	96.1	0.02%
Tina D. Coker DBA Diane's Accounting Service	(#)	119 E Haywood St, England, AR 72046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/3/2030	11.6	11.6	11.1	—%
Staffhink Limited dba Barn Owl Drone Services	(#,^)	4283 Deerfield Hills Rd, Colorado Springs, CO 80916	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	12/3/2030	4.8	4.8	4.5	—%
American Retail Properties, Inc.	(#,^)	125 Main St. 2nd Floor, Reading, MA 1867	Real Estate	Term Loan	Prime plus 2.75%	11/30/2030	20.4	20.4	17.2	—%
Jonathan J Klaczik LLC dba Veterans Fence Company	(#,^)	7417 Dover Lane, Parma, OH 44130	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/27/2030	20.4	20.4	18.4	—%
Segreti Law Office, A Professional Corporation	(#,^)	350 10th Ave,Ste 1000, San Diego, CA 92101	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2030	17.0	17.0	14.4	—%
Hartley S Johnson & Son, Inc. dba Mark T. Wendell Tea	(#,^)	14a Craig Rd, Acton, MA 1720	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/27/2030	36.2	36.2	30.8	0.01%
LIAISON STAINLESS INC	(#,^)	630 James Lee Dr NW, Suwanee, GA 30024	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/25/2030	67.9	67.9	57.2	0.01%
The Alder SmokeHouse LLC	(#,^)	1055 Virginia Ave, North Bend, OR 97459	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2030	10.2	10.2	10.6	—%
Next Level Detailing, LLC	(#,^)	3235 Odeon Way, Ste 201-203, Acworth, GA 30102	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/24/2030	6.8	6.8	5.7	—%
Dearly LOved Counseling, L.L.C	(#)	14052 N Dale Mabry Hwy, Ste 215, Tampa, FL 33618	Social Assistance	Term Loan	Prime plus 6.5%	11/24/2030	11.5	11.5	11.0	—%
Ellis Apex LLC dba Inage360 Marietta	(#,^)	2060 Franklin Way SE, Ste 150, Marietta, GA 30067	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/24/2030	83.9	83.9	71.2	0.02%
Thompson Enterprises of Florida LLC dba TCBY FROZEN YOGURT	(#,^)	14543 SW 5th St., Pembroke Pines, FL 33027	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/20/2030	13.3	13.3	11.2	—%
Prosperity Tool, Inc	(#,^)	2006 National Guard Dr, Plant City, FL 33563	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/19/2045	293.2	293.2	331.0	0.08%
Green Farm Inc dba Farmers Outlet	(#)	1018 W SR 424 Ste 100, Longwood, FL 32750	Food and Beverage Stores	Term Loan	Prime plus 6.5%	11/19/2030	11.5	11.5	11.0	—%
The Number Masters	(#,^)	3325 Highland St., Grove City, OH 43123	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/18/2030	15.7	15.7	13.3	—%
Italian Heritage Tile and Stone Inc	(#,^)	4725 Morgan Territory Rd, Clayton, CA 94517	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/18/2030	71.3	71.3	60.1	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

T.S.I.-VA, LLC and Alpha Business Services Inc.	(#,^)	2525 Pointe Center Court, Ste 200, Dumfries, VA 22026	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/17/2030	99.1	99.1	83.6	0.02%
Master Printing and Signs Corp & Artishirt Co.	(#,^)	386 Squire Rd, Revere, MA 2151	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/10/2045	196.4	196.4	216.1	0.05%
Modutech Marine Inc	(#,^)	2218 Marine View Dr, Tacoma, WA 98422	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	11/9/2030	362.0	362.0	378.0	0.09%
Protek Pest Control Inc, Protek Nurseries LLC & Protek Irrigation LLC	(#,^)	8712 60th Terrace South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/4/2030	47.5	47.5	41.9	0.01%
GoodGuyS Enterprises Inc dba Goodguys;Good Guy Enterprises;Good Guys	(#,^)	1071 Serpentine Lane, Pleasanton, CA 94566	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/4/2030	186.3	186.3	194.6	0.05%
Supersonic Cleaning Services Inc	(#,^)	36 Seitz Terrace, Arlington, NY 12603	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/29/2030	34.8	34.8	29.9	0.01%
Marcus Horn dba Versatile Styles and Cuts	(#,^)	2018 24th Ave, Meridian, MS 39301	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/15/2045	10.2	10.2	11.0	—%
Shades of U, Inc. dba Diva by Cindy	(#,^)	15212 Hanover Pike, Upperco, MD 21155	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/9/2045	87.8	87.8	95.3	0.02%
VIP Lawn Care Services LLC dba VIP Services	(#,^)	3875 Fay Blvd, Cocoa, FL 32927	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/8/2030	17.1	17.1	14.6	—%
KTF Consulting Corp	(#,^)	2471 N Geneva Terrace, Chicago, IL 60614	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/6/2030	67.4	67.4	70.4	0.02%
The Hall at the Yard LLC dba The Hall on the Yard	(#)	1412 Alden Rd, Orlando, FL 32803	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/2/2031	658.6	658.6	563.3	0.14%
South Park Hardware, LLC	(#,^)	16074 South Park Ave, South Holland, IL 60473	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/25/2045	73.1	73.1	82.5	0.02%
Babys on Broadway LLC	(#,^)	47 East BRdway, Little Falls, MN 56345	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	9/25/2030	66.9	66.9	62.5	0.02%
7PSolutions, LLC	(#,^)	136 North Van Buren St., Nashville, IN 47448	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/25/2030	44.6	44.6	41.2	0.01%
Hazleton Oil & Environmental, Inc	(#,^)	300 Tamaqua St., Hazleton, PA 18201	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/25/2045	1,058.5	1,058.5	1,195.0	0.30%
Blakeslee Arpaia Chapman, Inc and Chapman Construction Services, LLC	(#,^)	200 North Branford Rd, Branford, CT 6405	Construction of Buildings	Term Loan	Prime plus 2.75%	9/24/2030	334.4	334.4	339.1	0.09%
BulkMore LLC	(#,^)	12741 Ocean Gateway, Ocean City, MD 21842	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/18/2030	134.8	134.8	127.3	0.03%
Mister Dexters LTD dba Shuga's	(#,^)	702 S Cascade Ave, Colorado Springs, CO 80903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2030	162.7	162.7	149.5	0.04%
Mister Dexters LTD dba Shuga's	(#,^)	702 S. Cascade Ave, Colorado Springs, CO 80903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2045	55.9	55.9	63.0	0.02%
Heriz Gallery Inc dba Pineville Rug Gallery	(#,^)	312 Main St., Pineville, NC 28134	Textile Product Mills	Term Loan	Prime plus 2.75%	4/6/2045	95.2	95.2	107.5	0.03%
Alliance Heating & Air Conditioning, Inc.	(#,^)	10 Brookfield Ave, Bridgeport, CT 6610	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/6/2030	643.3	643.3	592.1	0.15%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Terry & Tammy Jacobsen, Inc.dba Appliance Recycling Outlet	(#,^)	10105 Airport Way, Snohomish, WA 98296	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	4/3/2045	810.8	810.8	896.8	0.23%
Terry and Tammy Jacobsen, Inc dba Appliance Recycling	(#,^)	10105 Airport Way, Snohomish, WA 98296	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	4/3/2030	288.5	288.5	264.6	0.07%
Profit Stewards, LLC	(#,^)	458 Schuylkill Rd, Phoenixville, PA 19460	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/2/2030	37.1	37.1	34.7	0.01%
Caplan Home Care, LLC	(#,^)	6029 Berkshire Lane, Dallas, TX 75225	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/1/2045	852.1	852.1	950.8	0.24%
Montana Custom Log Homes, Inc.	(#,^)	2036 US Hwy 93 North, Victor, MT 59875	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2045	353.0	353.0	398.5	0.10%
Blackwater Diving LLC	(#,^)	112 Forrest Rd, Morgan City, LA 70380	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/30/2030	320.0	320.0	305.9	0.08%
Tomco Inc. dba Rental City dba Tomco Equiptment Sales	(#,^)	6470 State St., Saginaw, MI 48603	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/27/2030	19.1	19.1	17.5	—%
Suburban Transmission of Northern Illinois, Inc.	(#,^)	1714 E Oakton St, Des Plaines, IL 60018	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/27/2045	144.6	144.6	163.2	0.04%
Dunaway and Hart, Inc	(#,^)	575 Harkrider St., Conway, AR 72032	Real Estate	Term Loan	Prime plus 2.75%	3/26/2030	42.5	42.5	38.9	0.01%
Patoruzu Inc dba Sharkey's Cuts for Kids	(#,^)	18121 Tuckerton Rd, Ste 130, Cypress, TX 77433	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/20/2030	11.5	11.5	10.6	—%
Kris-Leigh Catered Living at Severna Park,LLC	(#,^)	831 Richie Hwy, Severna Park, MD 21146	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/20/2030	451.2	451.2	475.4	0.12%
Firefly Developement LLC dba Firefly Earthworks	(#,^)	4818 Vicksburg St., Dallas, TX 75207	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/19/2045	289.5	289.5	317.0	0.08%
Coffeestamp LLC	(#,^)	2511 S Jefferson Ave, St. Louis, MO 63104	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/17/2030	3.8	3.8	3.7	—%
Forest Scientific Corporation	(#,^)	668 Elm St., Tionesta, PA 16353	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/17/2030	63.8	63.8	67.2	0.02%
Mid Ohio Hospitality, LLC dba Bucks Bar and Grill	(#,^)	192 E Main St, Mansfield, OH 44904	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/17/2045	221.3	221.3	249.9	0.06%
Kanga Lean, Inc. dba F45 Training Trinity	(#,^)	8900 Strengh Ave, New Port Richey, FL 34655	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/16/2030	49.0	49.0	46.5	0.01%
Integrated Equipment Inc; Intergrated Elastomers Inc	(#,^)	5701 Brittmoore Rd, Houston, TX 77041	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/13/2045	1,235.0	1,235.0	1,394.4	0.35%
Stretch of NW Georgia, LLC dba Stretch Zone	(#,^)	1430 Towne Lake Pkwy, Ste 26100, Woodstock, GA 30189	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/13/2030	12.5	12.5	11.4	—%
Mark Allen Taylor dba Taylor Auction	(#,^)	20 & 68 Westfield Rd, Nicholls, GA 31554	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/13/2030	118.3	118.3	113.0	0.03%
Rapid Trucking and	(#,^)	4225 W Capitol Ave, West Sacramento, CA 95691	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2045	734.9	734.9	829.6	0.21%
Native Fields Landscaping LLC and My Two Girls LLC	(#,^)	73 Taylor Rd, Wharton, NJ 7885	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2045	510.4	510.4	566.3	0.14%
Astoria-Pacific Inc	(#,^)	15130 SE 82nd Dr, Clackamas, OR 97015	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	3/13/2030	106.3	106.3	112.0	0.03%
Signet Media dba Signet Media inc.	(#,^)	630 S 1st St, San Jose, CA 95113	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2030	313.2	313.2	330.0	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

GQ Investments LLC	(#,^)	5772 Miami Lakes Dr, Miami Lakes, FL 33014	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/12/2030	127.6	127.6	116.8	0.03%
C3 Capital, Inc	(#,^)	10010 North Hampton Cove Lane, Indianapolis, IN 46236	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/11/2030	481.7	481.7	497.1	0.12%
Quarles Service Systems, Inc.	(#,^)	1740 September Ave, Memphis, TN 38116	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/10/2045	92.6	92.6	103.7	0.03%
Blue Dot Trading Inc	(#,^)	3100 NW 72nd Ave Ste 126, Miami, FL 33122	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/10/2030	47.9	47.9	43.8	0.01%
The Ugly Mug's Coffee and Tea Inc.	(#,^)	1390 BRdway Ste C, Placerville, CA 95667	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2030	31.2	31.2	28.5	0.01%
Peter & Suzanne Scott, Inc., Phillip Showen & Bryan Phelan	(#,^)	2342 NY- 37, Port Covington, NY 12937	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/6/2030	119.1	119.1	122.2	0.03%
KR Enterprises, Inc. dba Carriage Inn	(#,^)	1065 Tower Hill Rd, North Kingstown, RI 2852	Accommodation	Term Loan	Prime plus 2.75%	3/6/2045	308.4	308.4	342.8	0.09%
Big Brand Management LTD. CO. dba Ivox Media	(#,^)	512 E 11th St, Houston, TX 77008	Real Estate	Term Loan	Prime plus 2.75%	3/6/2030	56.4	56.4	56.3	0.01%
Outcome Driven Innovation dba Spracht; Celltek, ODI, ODI Security	(#,^)	974 Commercial St, Palo Alto, CA 94303	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/6/2030	329.6	329.6	301.6	0.08%
Advans IT Services, Inc.	(#,^)	One Mercantile St., STE 560, Worcester, MA 1608	Other Information Services	Term Loan	Prime plus 2.75%	3/6/2030	106.3	106.3	97.3	0.02%
Minifox Inc. dba Pho Hoa and Jazen Tea	(#,^)	10624 South Eastern Ave Stes R & S, Hendersen, NV 89502	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/5/2030	63.8	63.8	59.1	0.01%
Jones Roger Sherman Inn, Inc. dba Jones Roger Sherman Inn	(#)	195 Oenoke Ridge, New Canaan, CT 6840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/4/2030	19.7	19.7	20.8	0.01%
Chet Lemon Enterprises, Inc. dba All American Sports	(#,^)	1544 Lane Park Cut off, Tavares, FL 32778	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/3/2031	253.3	253.3	269.0	0.07%
14th State Learning, LLC dba Sylvan Learning, LLC	(#,^)	1 Market Pl #10, Essex Junction, VA 5452	Educational Services	Term Loan	Prime plus 2.75%	3/2/2030	43.8	43.8	40.4	0.01%
Toju Bay Inc. dba Fiesta Americana Restaurand and Club	(#,^)	1622-1624 N. Mannheim Rd, Stone Park, IL 60165	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2045	438.7	438.7	495.3	0.12%
Breakers Electric, LLC dba Merrill Sports	(#,^)	13600 Mustang Dr, Mead, CO 80542	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/27/2030	8.8	8.8	8.1	—%
Crux Solutions LLC dba Waddell's Riverside Funeral Directors	(#,^)	6938 Westover St., Houston, TX 77087	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/27/2045	77.9	77.9	87.9	0.02%
GRSC, Inc.	(#,^)	1643 NW Dove Ct, Stuart, FL 34994	Construction of Buildings	Term Loan	Prime plus 2.75%	2/27/2030	3.6	3.6	3.8	—%
M & L ENTERPRIZES, LLC	(#,^)	2401 Wrightsville Ave, Wilmington, NC 28403	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/26/2030	42.1	42.1	44.3	0.01%
Feras Alshadaida dba Allura Dairy	(#,^)	8809 N Grove Ave, Rancho Cucamonga, CA 91730	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/26/2030	50.9	50.9	48.0	0.01%
Abe Chahrour Investment, LLC	(#,^)	4001 S Wayne Rd, Wayne, MI 48154	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/25/2045	21.3	21.3	24.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Bora Enterprises, LLC	(#,^)	44255-B Fremont Blvd,, Fremont, CA 94538	Truck Transportation	Term Loan	Prime plus 2.75%	2/21/2030	10.7	10.7	9.8	—%
Skimino Enterprises LLC	(#,^)	197 Ewell Rd, Williamsburg, VA 23188	Support Activities for Transportation	Term Loan	Prime plus 2.75%	2/21/2030	63.1	63.1	57.8	0.01%
Sherwood Sporthorses Inc.	(#,^)	20502 Forestview, Magnolia, TX 77355	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2046	390.8	390.8	436.6	0.11%
Bell Oak LLC dba Bell Oak Academy & Paradise Strategics LLC	(#,^)	7215 Waelti Dr, Melbourne, FL 32940	Social Assistance	Term Loan	Prime plus 2.75%	2/21/2045	374.1	374.1	407.3	0.10%
Alex Roit Chiropractic, P. C	(#,^)	55 Northern Blvd, Ste 103, Great Neck, NY 11021	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/19/2030	16.8	16.8	15.4	—%
Little Feet Academy of Jacksonville, LLC	(#,^)	10265 Normandy Blvd, Jacksonville, FL 32221	Social Assistance	Term Loan	Prime plus 2.75%	2/17/2045	45.4	45.4	50.1	0.01%
All Modes Transportation & Logistics LLC	(#)	4313 Collingtree Dr, Rockledge, FL 32955	Support Activities for Transportation	Term Loan	Prime plus 6.5%	2/14/2030	10.8	10.8	11.1	—%
Romo Medical Equiptment LLC	(#,^)	3453 North Panam Expressway, San Antonio, TX 78219	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/14/2030	420.9	420.9	385.2	0.10%
Shaw, Ltd dba Fitness 1440 North Coventry	(#,^)	54-58 Glocker Way, Pottstown, PA 19465	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/13/2030	51.2	51.2	48.7	0.01%
Damiano Global Corp.	(#,^)	333 Birch Hills Dr, Rochester, NY 14622	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/10/2030	42.1	42.1	38.5	0.01%
Fortson Janitorial Inc	(#,^)	462-482 Chattahoochee St., Cornelia, GA 30531	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/5/2045	103.4	103.4	116.7	0.03%
A1 Radon Services, LLC	(#,^)	9980 Dell Rd, Eden Prairie, MN 55347	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	1/31/2030	75.0	75.0	68.6	0.02%
3 Fat Labs Inc. and Energy Conservation Solution Inc.	(#,^)	2001 S County Rd 400 W, Greencastle, IN 46135	Rental and Leasing Services	Term Loan	Prime plus 2.75%	1/30/2045	268.2	268.2	297.8	0.07%
Daftarnow Inc dba Venture X Parsippany	(#,^)	8 Campus Dr. Ste 105, Parsippany, NJ 7054	Real Estate	Term Loan	Prime plus 2.75%	7/30/2030	162.2	162.2	149.1	0.04%
Spinnaker PSL Inc., Spinnaker Subs- N-Shine& Spinnaker Vero Inc	(#,^)	6967 Hancock Dr, Port St Lucie, FL 34952	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	1/30/2045	304.3	304.3	333.7	0.08%
Adorable Home Heath Care LLC	(#,^)	6110 W Capitol Dr, Milwaukee, WI 53216	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/30/2030	35.1	35.1	32.1	0.01%
Codame Enterprises LLC dba Firehouse Subs	(#,^)	1547 Main St., Dunedin, FL 34698	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2030	88.4	88.4	80.9	0.02%
Havana Knights LLC	(#,^)	65 Lindsey Lane, Havana, FL 32333	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/27/2030	33.3	33.3	32.2	0.01%
Amina Financial Solutions LLC dba Expat Tax Solutions	(#,^)	1433 Chestnut St., Macon, GA 31201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/24/2030	17.5	17.5	16.1	—%
Affinity Integrated Solutions Inc	(#,^)	115 Pomona Dr, Greensboro, NC 27407	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/23/2030	191.1	191.1	174.8	0.04%
Affinity Integrated Solutions Inc.	(#,^)	115 Pomona Dr, Greensboro, NC 27402	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/23/2045	289.1	289.1	320.6	0.08%
Align Sports Management, LLC	(#,^)	15822 Caminito Cantaras, Del Mar, CA 92014	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	1/22/2030	18.8	18.8	17.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Emmalina LLC	(#,^)	3602 Rock Bay Dr, Louisville, KY 40245	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/21/2030	7.8	7.8	7.6	—%
Motorsport Imagery, Inc	(#,^)	16362 Cherokee Rd, Brooksville, FL 34601	Apparel Manufacturing	Term Loan	Prime plus 2.75%	1/17/2030	19.1	19.1	18.3	—%
Lyon Cubs LLC dba Dayton Valley Learning Center	(#,^)	357 Dayton Valley Rd, Dayton, NV 89403	Social Assistance	Term Loan	Prime plus 2.75%	1/16/2045	161.2	161.2	179.1	0.04%
VetMed LLC	(#,^)	908 4th Ave, Decatur, AL 35601	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/10/2030	73.1	73.1	66.9	0.02%
Jordi X Kellogg, M.D.,P.C	(#,^)	9200 SE 91st Ave STE 340, Happy Valley, OR 97086	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/10/2030	52.2	52.2	47.8	0.01%
Luster Custom Homes LLC	(#,^)	18801 North Thompson Peak Pkwy, Ste 240, Scottsdale, AZ 85255	Construction of Buildings	Term Loan	Prime plus 2.75%	1/10/2030	30.6	30.6	28.0	0.01%
CV Flores LLC dba A All Animal Control	(#,^)	2140 E Southlake Blvd L-503, Southlake, TX 76092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/9/2030	4.0	4.0	3.7	—%
Global Information Technology, Inc	(#,^)	1 Cragwood Rd, Ste 101, South Plainfield, NJ 7080	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/31/2029	470.5	470.5	430.6	0.11%
Bearwaters Brewing Company	(#,^)	101 Park St, Canton, NC 28716	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2044	247.8	247.8	279.7	0.07%
Nick's Country Kitchen, LLC	(#,^)	3 Flanders Rd, Bethlehem, CT 6751	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2044	275.6	275.6	309.3	0.08%
Home Decor Liquidators, LLC dba Home Decor Outlets;Home Decor Mattress	(#,^)	8780 Pershall Rd, Hazelwood, MO 63042	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2029	106.4	106.4	112.1	0.03%
Larry J. Frick dba L & S Trucking	(#,^)	157571 E Wausau Ave, Wausau, WI 54403	Truck Transportation	Term Loan	Prime plus 2.75%	12/30/2029	41.0	41.0	39.6	0.01%
Kiddie Garden Child Development Center, LLC	(#,^)	2809 W. Atkinson Ave, Milwaukee, WI 53209	Social Assistance	Term Loan	Prime plus 2.75%	12/30/2044	41.2	41.2	46.6	0.01%
Spinnaker Vero Inc.	(#,^)	983 12th St., Vero Beach, FL 32960	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/30/2044	756.0	756.0	823.5	0.21%
Jauchem & Meeh Inc.dba Gregory Meeh Design;Jermy Chernick Design;J&M S	(#,^)	524 Sackett St., Brooklyn, NY 11217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/30/2029	215.2	215.2	215.0	0.05%
Dilpreet Hundal dba Kwik Stop	(#,^)	1001 Sacramento Ave, West Sacramento, CA 95605	Gasoline Stations	Term Loan	Prime plus 2.75%	12/30/2044	232.0	232.0	256.5	0.06%
Vance Ewing LLC	(#,^)	22940 Harlan Ln, St. Robert, MO 65584	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/30/2029	93.2	93.2	98.2	0.02%
Mankamana Holdings, LLc dba Perfect Brow Art, Mankamana Holdings, LLC	(#,^)	7302 Kirby Ave, Lubbock, TX 79424	Gasoline Stations	Term Loan	Prime plus 2.75%	12/27/2029	114.0	114.0	112.9	0.03%
Irony LLC dba Mulberry’s Garment Care	(#,^)	2579 Fairview Ave North, Roseville, MN 55113	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/27/2029	933.5	933.5	857.3	0.22%
American Landscaping Company and Ground Effects Landscaping, LLC	(#,^)	6151 A St., Anchorage, AK 99518	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	619.9	619.9	699.9	0.18%
American Landscaping Company	(#,^)	6151 S St., Anchorage, AK 99518	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	255.0	255.0	260.4	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

313 Air Duct LLC Dba Jouny Cleaning Services, M & J Restoration Emerge	(#,^)	25150 W Warren Ave., Dearborn Heights, MI 48127	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	215.6	215.6	243.4	0.06%
313 Air Duck LLC dba Jouny Cleaning Services, M & J Restoration Emerge	(#,^)	25150 W Warren Ave., Dearborn Heights, MI 48127	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	134.3	134.3	129.3	0.03%
Pro-Tek Pest Control, Inc, Pro-Tek Nurseries, LLC, Pro-Tek Irrigation	(#,^)	8712 60th Terrace South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	154.4	154.4	146.3	0.04%
K&S Hardware LLC dba Gopher Ace	(#,^)	1865 Wayzata Blvd, Long Lake, MN 55356	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2029	51.8	51.8	52.4	0.01%
Protek Pest Control, Inc. Pro-tek Nurseries LLC, Pro-Tek Irrigation	(#,^)	8712 60TH TER South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	136.6	136.6	154.2	0.04%
Watearth Inc	(#,^)	3371 Glendale Blvd Ste 208, Los Angeles, CA 90039	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2029	38.7	38.7	35.4	0.01%
A Family Member Homecare Group Inc, A Family Member Homecare Holdings,	(#,^)	11788 Sample Rd, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2044	117.0	117.0	129.4	0.03%
Tatoo Tony's Under My Skin LLC	(#,^)	73 Memorial Pkwy, Atlantic Highlands, NJ 7716	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/27/2044	95.9	95.9	108.2	0.03%
QXC Communications, Inc	(#,^)	4541 N Dixie Hwy, Boca Raton, FL 33431	Telecommunications	Term Loan	Prime plus 2.75%	12/27/2029	434.4	434.4	396.7	0.10%
Icebox Cafe L.C. and Icebox Pantry, LLC	(#,^)	219 NE 3rd St., Hallendale Beach, FL 33009	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/26/2030	395.3	395.3	374.6	0.09%
Bhatti LLC 2, Bhatti LLC	(#,^)	1451 Coral Ridge Ave, Coralville, IA 52241	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/26/2029	93.3	93.3	86.9	0.02%
Ink! Coffee Company	(#,^)	2851 Larimer St., Denver, CO 80205	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2029	458.8	458.8	418.9	0.11%
Richwood Enterprises, LLC, Richwood Transport LLC, Richwood Transport	(#,^)	2564 Branch St., Middleton, WI 53562	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/24/2029	225.7	225.7	221.8	0.06%
Synergistic-Designs, LLC	(#,^)	493 Wilson Mill Rd, New Wilmington, PA 16142	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/24/2029	6.2	6.2	5.7	—%
The Lamkin Group LLC and National Championship Enterprises LLC	(#,^)	901 Lily Creek Rd, Ste 102, Louisville, KY 40243	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/23/2029	553.6	553.6	506.1	0.13%
Aitheras Aviation Group, LLC and International Aviation Sales, Ltd.	(#,^)	2301 N Marginal Rd, Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus 2.75%	12/23/2029	406.6	406.6	384.8	0.10%
512 E 11th Street LLC and Big Brand Management Ltd. Co.	(#,^)	512 E 11th St, Houston, TX 77008	Real Estate	Term Loan	Prime plus 2.75%	12/23/2044	320.4	320.4	361.7	0.09%
Macon Arts Center LLC	(#,^)	4570 Pio Nono Ave, Macon, GA 31206	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/20/2044	617.8	617.8	697.5	0.18%
La Tradicion Cubana Inc	(#)	9357 S.W. 40th St., Miami, FL 33165	Miscellaneous Store Retailers	Term Loan	Prime plus 6.5%	12/20/2029	10.7	10.7	11.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Freedom Enterprises, Inc - New RE company to be formed	(#)	2431 14th Ave SE, Watertown, SD 57201	Truck Transportation	Term Loan	Prime plus 2.75%	12/20/2044	198.4	198.4	223.9	0.06%
Romain Tower Inc.	(#,^)	215 S Persimmon St, Tomball, TX 77375	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2044	888.1	888.1	961.4	0.24%
Freedom Enterprises, Inc	(#)	2431 14th Ave SE, Watertown, SD 57201	Truck Transportation	Term Loan	Prime plus 2.75%	12/20/2029	265.7	265.7	249.9	0.06%
ACC International LLC	(#,^)	200 N Furnace St, Birdsboro, PA 19508	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2044	309.2	309.2	338.1	0.08%
Chris Farley DVM PA. dba Farley Veterinary Clinic	(#,^)	6487 Taft St., Hollywood, FL 33024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2029	11.2	11.2	11.8	—%
GDIM Enterprises Inc dba AAMCO	(#,^)	1657 Whiskey Rd., Aiken, SC 29803	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/19/2029	17.7	17.7	17.2	—%

United Capital Group LLC	(#,^)	23022 La Cadena Dr, Laguna Hills, CA 92653	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/19/2029	267.0	267.0	253.5	0.06%
Kuros, LLC	(#,^)	21221 Baron Lake Dr, Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus 2.75%	12/19/2044	381.6	381.6	430.8	0.11%
Kuros, LLC	(#,^)	21221 Baron Lake Dr, Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus 2.75%	11/19/2045	83.3	83.3	94.1	0.02%
Nebulos, LLC	(#,^)	5428 Twilight Way, Parker, CO 80134	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2029	51.8	51.8	51.1	0.01%
The Burlington Academy of Learning LLC	(#,^)	10 Covey Rd, Burlington, CT 6013	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2029	44.3	44.3	46.5	0.01%
Skyfall LLC dba EZ Self Storage	(#,^)	2705 US Hwy 45 North, Henderson, TN 38340	Real Estate	Term Loan	Prime plus 2.75%	12/18/2044	140.2	140.2	158.3	0.04%
Premier Gaming Solutions Inc	(#,^)	17 South Grand Ave, Pasadena, CA 91105	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2029	9.3	9.3	9.8	—%
HADD Corp	(#)	364 Rugby Rd, Cedarhurst, NY 11516	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/17/2029	10.7	10.7	10.9	—%
J and K Project Management Consultants LLC	(#,^)	350 Mc Donnell St, Lewisville, TX 75057	Construction of Buildings	Term Loan	Prime plus 2.75%	12/16/2044	300.4	300.4	339.2	0.09%
Signco America LP & Sparkle corporation Inc.	(#,^)	7938 Wright Rd, Houston, TX 77041	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/16/2044	1,140.2	1,140.2	1,287.3	0.32%
J and K Project Management Consultants dba A. C. T. Construction	(#,^)	350 Mc Donnell St, Lewisville, TX 75057	Construction of Buildings	Term Loan	Prime plus 2.75%	12/16/2029	172.2	172.2	181.0	0.05%
Nulane Entertainment LLC	(#,^)	4100 W. Alameda Ave # 300, Burbank, CA 91505	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2029	6.2	6.2	5.7	—%
Dr Steven J Seidel	(#,^)	42 Campeau Place, Bergenfield, NJ 7621	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2029	67.3	67.3	61.6	0.02%
Jen Macias LLC dba Duende	(#,^)	2301 NW Thurman St., Portland, OR 97210	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2029	6.7	6.7	6.1	—%
WURA LLC dba Dickey's Barbecue Pit	(#,^)	4325 E. University Dr, Ste 40, Prosper, TX 75078	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2029	79.2	79.2	74.0	0.02%
The Crane Guys, LLC	(#,^)	14480 Alondra Blvd, La Mirada, CA 90638	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2029	1,128.4	1,128.4	1,088.2	0.27%
Essex Indoor Golf Center LLC	(#,^)	23 Saybrook Rd, Essex, CT 6426	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/13/2029	65.3	65.3	63.0	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

The Floor Covering Warehouse, Inc	(#,^)	112 Orchard St., Stamford, CT 6902	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/13/2044	230.1	230.1	259.8	0.07%
Belle Properties Northwest, Inc.	(#,^)	223 Ave B, Snohomish, WA 98290	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/12/2044	125.8	125.8	142.1	0.04%
Joyner5, Inc.dba British Swim School	(#,^)	3986 Hope Valley, Wake Forest, NC 27587	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/12/2029	18.6	18.6	17.0	—%
Stockton TRI Industries, LLC	(#,^)	2141 E Anderson St, Stockton, CA 95205	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/12/2044	1,061.9	1,061.9	1,198.7	0.30%
Chambers Funeral Home & Crematorium PA & Riverdale Park Crematory, LLC	(#,^)	5801 Cleveland Ave, Riverdale, MD 20737	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/11/2044	287.6	287.6	324.7	0.08%
Vaughn Chiropractic, PLLC dba Catalyst Chiropractic and Rehab	(#,^)	10904 Baltimore St NE, Blaine, MN 55449	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2029	34.4	34.4	31.5	0.01%
CCD Construction Services LLC dba Clearwater Outdoor Design, CCD Exca	(#,^)	175 W Borgfeld Dr, San Antonio, TX 78260	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2044	107.8	107.8	121.2	0.03%
Ciel Du Mel LLC dba Lala's Creamery	(#,^)	134 Petaluma Blvd North, Petalumaca, CA 94952	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/10/2029	13.7	13.7	12.9	—%
SLCP Transport, LLC dba Aamco	(#,^)	1407 Lomaland Dr, El Paso, TX 79935	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2029	51.8	51.8	51.1	0.01%
Helping Hands Group Daycare dba Dawn to Dusk Learning and Child Care L	(#,^)	10 Tremont Rd, Tremont, PA 17981	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2044	37.4	37.4	42.2	0.01%
Elita 7, LLC and Behavioral Nutrition Inc.	(#,^)	16 Marble St., Worchester, MA 1603	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/9/2029	269.0	269.0	267.7	0.07%
Eagle Eye Truck Lines LLC and Eagle Eye Logistics LLC	(#,^)	560 56th St SW, Grand Rapids, MI 49548	Truck Transportation	Term Loan	Prime plus 2.75%	12/6/2029	912.3	912.3	844.1	0.21%
Wolf Pack, LLC	(#,^)	939 South 25th East, Ste. 115, Ammon, ID 83406	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	3/6/2030	189.4	189.4	179.9	0.05%
Mazhar Family, Inc dba Edible Arrangements	(#,^)	601 Portion Rd, Store #17, Lake Ronkonkoma, NY 11779	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/6/2029	55.9	55.9	51.5	0.01%
DB Talak LLC	(#,^)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/6/2044	151.5	151.5	171.0	0.04%
Bay Area Metal Fabricarion LLC	(#,^)	510 -512 Stone Rd, Benicia, CA 94510	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/6/2029	113.3	113.3	108.9	0.03%
Scott's Hardware, Inc., dba Medford Inc	(#)	200 Tuckerton Rd, Medford, NJ 8055	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 6.5%	12/6/2029	10.7	10.7	10.9	—%
Glen Lamb dba Lambs Tree And Plant Health Care	(#,^)	413 Pond Meadow Rd, Westbrook, CT 6498	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/6/2029	15.5	15.5	15.0	—%
Natalie Enterprise Inc	(#,^)	2500 Grand Ave, Billings, MT 59102	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/6/2029	16.8	16.8	17.6	—%
The Stout Group LLC	(#,^)	10850 NW 138th St, Hialeah Gardens, FL 33018	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/6/2029	194.0	194.0	186.0	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Clearwater Engineering Inc	(#,^)	301 N River St., Derby, KS 67037	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/5/2029	489.0	489.0	469.8	0.12%
Standard Capital Corp	(#)	2349 Wessington Dr, Virginia Beach, VA 23456	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	12/5/2029	10.7	10.7	11.0	—%
Used Tire Express 1, Corp	(#,^)	437 N. Battlefield, Chesapeake, VA 23320	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/5/2029	71.5	71.5	67.5	0.02%
Hook Line and Schooner Vinings LLC	(#,^)	400 West Village Way #3009, Smyrna, GA 30008	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/4/2029	18.6	18.6	18.1	—%
Soto Injury Law Firm, PA and My Attorney Inc	(#,^)	2050 Capital Circle NE Ste B, Tallahassee, FL 32308	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/3/2029	51.5	51.5	47.1	0.01%
Mega Sales Detergent Distributor, LLC	(#,^)	1 Ackerman Ave, Clifton, NJ 7011	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/29/2029	41.1	41.1	37.5	0.01%
Loading Arms Plus Inc	(#,^)	5401 Mitchelldale St., Ste B4, Houston, TX 77092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2029	65.2	65.2	60.3	0.02%
Behind the Scenes Chicago, LLC dba Paramount Events	(#,^)	2744 W. Roscoe St., Chicago, IL 60618	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2029	284.5	284.5	274.1	0.07%
Codorado, Inc. dba Dentalmart	(#,^)	10 Glorieta Rd, Sante Fe, NM 87508	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/27/2029	8.6	8.6	7.9	—%
American Bio Source, LLC dba Dieselgreen Fuels	(#,^)	2522 N Hwy 287, Decatur, TX 76234	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	11/27/2029	40.7	40.7	42.8	0.01%
Alice's Tea Cup, ATC !! LLC and ATC 111, LLC	(#,^)	102 W 73rd St., New York, NY 10023	Food Manufacturing	Term Loan	Prime plus 2.75%	11/27/2029	242.5	242.5	224.0	0.06%
Kanti Group Inc, Marina 84 Sport Bar & Grill LLC and Pub 52 Sports	(#,^)	2440 Wesr State Rd 84, Fort Lauderdale, FL 33312	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2029	142.4	142.4	131.3	0.03%
Haversack Holdings LLC	(#,^)	7930 W Kenton Circle, Ste 260, Huntersville, NC 28078	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2029	102.8	102.8	93.8	0.02%
Roots'n Shoots, LLC	(#,^)	86 Boston Rd, Chelmsford, MA 1824	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/27/2029	8.8	8.8	8.1	—%
Ford Custom Renovation LLC	(#,^)	405 BRdway St., Muncy, PA 17756	Construction of Buildings	Term Loan	Prime plus 2.75%	11/26/2029	6.8	6.8	6.2	—%
Ultra Flow Dispense, LLC	(#,^)	820 Prospect Hill Rd, Windsor, CT 6095	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/26/2029	89.8	89.8	82.4	0.02%
Fullmer's Landscaping, Inc.	(#,^)	9547 W Third St., Dayton, OH 45417	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/26/2029	157.0	157.0	148.3	0.04%
B.S Carrier LLC and United Truck & Trailer Repair LLC	(#,^)	3716 Garman Rd, Salem, VA 24153	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2029	194.2	194.2	196.9	0.05%
Hurricane Group, Inc.dba Crate Club Group	(#,^)	1357 Ashford Ave Ste 429, San Juan, PR 9070	Other Information Services	Term Loan	Prime plus 2.75%	11/25/2029	45.7	45.7	41.7	0.01%
Place Vendome Holding Co Inc.dba R&F Marketing	(#)	610 East Main St., Swainsboro, GA 30401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/22/2029	193.5	193.5	190.8	0.05%
Peanut Butter & Co Inc	(#,^)	119 West 57th St., Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/22/2029	154.2	154.2	140.8	0.04%
S&C Cookies, Inc	(#,^)	1969 Jericho Turnpike, East Northport, NY 11731	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/22/2029	46.2	46.2	42.3	0.01%
Place Vendome Holding Co. Inc.dba R&F Marketing	(#)	308 Glenwood Rd, Swainsboro, GA 30401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/22/2044	415.2	415.2	438.6	0.11%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Cum Laude Enterprises, LLC	(#,^)	15218 Penn Hills Lane, Houston, TX 77062	Nonstore Retailers	Term Loan	Prime plus 2.75%	11/22/2029	15.8	15.8	15.6	—%
A&N Design Studios Inc dba Door3 Business Application	(#,^)	370 Lexington Ave Ste 1806, Manhattan, NY 10007	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2029	74.0	74.0	71.8	0.02%
Best Choice Meats, Inc,	(#,^)	12646 S Springfield Ave, Alsip, IL 60803	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/22/2044	1,287.3	1,287.3	1,453.4	0.36%
ZUMI LLC dba Allstate Insurance	(#,^)	1537 W 79th St, Chicago, IL 60620	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/22/2029	9.9	9.9	10.4	—%
Weeping Willow Kennel Inc	(#,^)	6041 Hammond School Rd, Salisbury, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2029	3.7	3.7	3.9	—%
Coral Springs Family Wellness LLC	(#,^)	2902 North University Dr, Coral Springs, FL 33065	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/21/2030	105.1	105.1	96.7	0.02%
The Rollin' Trapp LLC	(#,^)	1731 Prevatt Rd, Dothan, AL 36301	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2029	6.8	6.8	6.6	—%
Cobb Roofing LLC	(#,^)	8101 NW 10th St, Oklahoma City, OK 73127	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2029	47.8	47.8	43.6	0.01%
Cable Management LLC	(#,^)	290 Pratt St., Meriden, CT 6450	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/20/2029	113.1	113.1	108.1	0.03%
AMH Construction, Inc.	(#,^)	30 South Ivey Lane, Orlando, FL 32811	Construction of Buildings	Term Loan	Prime plus 2.75%	11/20/2029	61.7	61.7	62.7	0.02%
AMH Construction, Inc.	(#,^)	30 South Ivey Lane, Orlando, FL 32811	Construction of Buildings	Term Loan	Prime plus 2.75%	11/20/2044	263.3	263.3	297.2	0.07%
AD Learning Group, LLC dba The Learning Experience & AD Learning NH LL	(#,^)	181 Shunpike Rd, Cromwell, CT 6416	Social Assistance	Term Loan	Prime plus 2.75%	11/18/2029	113.0	113.0	103.2	0.03%
Ryan & Selena LLC dba Head of the Class Learning Center	(#,^)	1836 Kathleen Rd, Lakeland, FL 33805	Social Assistance	Term Loan	Prime plus 2.75%	11/18/2044	426.6	426.6	478.0	0.12%
Lindsley Excavating LLC	(#,^)	92 Town Line Rd, Fulton, NY 13069	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/15/2029	158.3	158.3	158.2	0.04%
MToxins Venom Lab LLC	(#,^)	717 Oregon St., Oshkosh, WI 54902	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/15/2044	97.1	97.1	107.1	0.03%
Champions Of Diversity Media Inc dba Champions of Diversity: Politics	(#,^)	5100 Transamerica Dr, Columbus, OH 43228	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/15/2044	69.4	69.4	78.4	0.02%
SSH Princeton LLC dba Stumpy's Hatchet House of Princeton	(#,^)	745 Alexander Rd, Ste 1-3, Princeton, NJ 8540	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/15/2030	36.7	36.7	33.6	0.01%
Rockin Robin Music Lessons LLC	(#,^)	9029 Hwy 6, Ste 160, Missouri City, TX 77459	Educational Services	Term Loan	Prime plus 2.75%	11/14/2029	1.4	1.4	1.3	—%
Ninth Avenue, LLC	(#,^)	Empire Mall, 5000 W Empire Place, Room 916, Sioux Falls, SD 57106	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/14/2030	56.5	56.5	52.8	0.01%
Sean McNamara	(#)	5639 Wood Lane, Allentown, PA 18106	Nonstore Retailers	Term Loan	Prime plus 6.5%	11/14/2029	10.6	10.6	10.9	—%
Winning Sales Plan Inc	(#,^)	17811 Fairhaven Gateway, Cypress, TX 77433	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/14/2029	41.1	41.1	43.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

The Pinnacle Development Group Inc dba The Goddard School	(#)	105 Springside Dr, Akron, OH 44333	Social Assistance	Term Loan	Prime plus 6.5%	11/14/2029	10.6	10.6	10.9	—%
HH Wireless Connect LLC	(#,^)	48267 Deer Trail Dr, Canton, MI 48187	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	11/12/2029	6.8	6.8	6.2	—%
Ameen Enterprises, LLC dba Bargain Town	(#,^)	1111 E Washington St, Stephenville, TX 76401	Gasoline Stations	Term Loan	Prime plus 2.75%	11/12/2029	102.8	102.8	108.0	0.03%
Adrienne's Gourmet Foods, Imagine Baking Inc	(#,^)	1034 Hancock St., Sandusky, OH 44870	Food Manufacturing	Term Loan	Prime plus 2.75%	11/12/2044	388.9	388.9	439.0	0.11%
Steven French dba French Woodworking	(#,^)	1101 Horizon Dr Ste 101, Fairfield, CA 94533	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/12/2044	59.8	59.8	67.5	0.02%
Potomac Nail Spa Corporation	(#,^)	14901 Potomac Town Place,, Woodbridge, VA 22191	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/12/2029	45.7	45.7	42.0	0.01%
Two Roses Salon 1, Inc.dba National Fluid Power Institute and NFPI	(#,^)	908 S Jefferson St., Amarillo, TX 79101	Educational Services	Term Loan	Prime plus 2.75%	11/12/2029	316.7	316.7	307.9	0.08%
James Richard Farkas Jr. dba Lil Black Bear Inn	(#,^)	8072 State Rd 46 East, Nashville, TN 47448	Accommodation	Term Loan	Prime plus 2.75%	11/12/2044	104.6	104.6	116.0	0.03%
Adrienne's Gourmet Foods, Imagine Baking, Inc	(#,^)	1034 Hancock St., Sandusky, OH 44870	Food Manufacturing	Term Loan	Prime plus 2.75%	11/12/2029	435.2	435.2	443.6	0.11%
NJ Floats, Inc	(#,^)	327 Route 202/206, Bedminster Township, NJ 7921	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2046	274.0	274.0	309.3	0.08%
SSD Designs LLC	(#,^)	486 Vance St, Forest City, NC 28043	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	1/12/2030	311.5	311.5	302.8	0.08%
Integrated Vascular Services LLC	(#,^)	1452 Franklin Ave, Salem, OR 44460	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/8/2029	64.9	64.9	59.6	0.01%
East River Plumbing, LLC	(#,^)	997 E River Loop, Priest River, ID 83856	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/8/2044	47.9	47.9	54.0	0.01%
Link Recreational, Inc	(#,^)	304 Business Hwy 53, Minong, WI 54859	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/7/2029	704.1	704.1	650.9	0.16%
Link Recreational, Inc	(#,^)	304 Business Hwy 53, Minong, WI 54859	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/7/2044	376.9	376.9	425.6	0.11%
L& F Gullo Service Corp	(#,^)	520 Main St, Westbury, NY 11590	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/31/2029	142.7	142.7	130.4	0.03%
The Committed Pig LLC	(#,^)	28 West Park Place, Morristown, NJ 7090	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2029	243.1	243.1	255.6	0.06%
Fave Realty, Inc.	(#,^)	217-84 Hempstead Ave, Jamaica, NY 11429	Real Estate	Term Loan	Prime plus 2.75%	10/31/2044	111.9	111.9	126.3	0.03%
Kerzner Contracting Corp	(#,^)	1620 Ocean Ave, Bohemia, NY 11716	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2029	91.8	91.8	83.9	0.02%
Guru Kirpa, Inc	(#,^)	3006 New Castle Ave, New Castle, DE 19720	Gasoline Stations	Term Loan	Prime plus 2.75%	10/31/2044	186.9	186.9	206.8	0.05%
Maine Service Corp	(#,^)	59-24 55th St., Maspeth, NY 11378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/31/2029	102.0	102.0	107.2	0.03%
Mariscos El Oceano, Inc.	(#,^)	5960 S Archer Ave, Chicago, IL 60638	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2044	121.6	121.6	137.3	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

MJ Group, Inc	(#,^)	26691 Loma Verde, Mission Viejo, CA 92691	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2029	17.3	17.3	15.9	—%
C&P Trading and Sales Inc	(#,^)	950 Peninsula Corporate Circle Ste 3016, Boca Raton, FL 33487	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/31/2029	204.0	204.0	186.4	0.05%
Sunburst Trout Farm, LLC	(#,^)	314 Industrial Park Dr, Waynesville, NC 28786	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	10/31/2044	222.3	222.3	251.0	0.06%
D & H Construction Services, Inc.	(#,^)	711 Hospital St., Richmond, VA 23219	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2029	114.2	114.2	108.1	0.03%
Sunburst Trout Farm, LLC	(#,^)	314 Industrial Park Dr, Waynesville, NC 28786	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	10/31/2029	55.1	55.1	57.9	0.01%
Automotive Standard, LLC	(#,^)	4028 Coldwater Rd, Fort Wayne, IN 46805	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2044	132.8	132.8	149.9	0.04%
Automotive Solutions, LLC	(#,^)	1910 W. Dupont Rd, Fort Wayne, IN 46818	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2044	287.2	287.2	324.3	0.08%
Lightning Strike Distributing, LLC dba Jedidiah's Jerky & Gournet Snac	(#,^)	9912 Arizona Dr, Mohave Valley, AZ 86440	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/30/2029	53.0	53.0	49.2	0.01%
BGB Leasing Inc and BGB Leasing Co.	(#,^)	50 Industrial Park Rd, Princeton, KY 42445	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2029	946.2	946.2	917.6	0.23%
BGB Leasing Co.	(#,^)	50 Industrial Park Rd, Princeton, KY 42445	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2044	86.0	86.0	97.1	0.02%
Plastic Depot, Inc	(#,^)	363 East Alondra Blvd, Gardena, CA 90248	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/30/2029	129.1	129.1	118.0	0.03%
Blue Agave & Brothers, LLC dba Blue Apachie Mexican Restaurant and Blu	(#,^)	905 Savoy Rd, Youngsville, LA 70592	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/30/2029	59.3	59.3	55.1	0.01%
Paul Wintner dba P & R Props	(#,^)	23901 Calabasas Rd, Calabasas, CA 91302	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/30/2029	45.9	45.9	41.9	0.01%
Corple Enterprises, Inc	(#,^)	17887 US-380, Ponder, TX 76259	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/28/2029	136.7	136.7	140.4	0.04%
Proximo Consulting Services Inc	(#,^)	2500 Plaza 5, Jersey City, NJ 7311	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/28/2029	61.2	61.2	55.9	0.01%
Perisseia Physicians LLC	(#,^)	1644 Lebanon Rd, Lawrenceville, GA 30043	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/28/2044	382.4	382.4	421.5	0.11%
Marnon Vending LLC dba Naturals 2 Go San Antonio	(#,^)	6713 Biscay Hbr, San Antonio, TX 78249	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/28/2029	6.5	6.5	6.3	—%
OWL Inc,	(#,^)	5300 S Orange Blossom Trail, Orlando, FL 32839	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	10/28/2029	173.4	173.4	158.3	0.04%
Landmark Ventures USA, Inc	(#,^)	475 Park Ave S, 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	10/25/2029	85.6	85.6	78.2	0.02%
Diamond Solutions LLC	(#,^)	7845 East Evans Rd . Ste A, Scottsdale, AZ 85260	Machinery Manufacturing	Term Loan	Prime plus 2.75%	10/25/2029	10.4	10.4	9.5	—%
Jbang LLC, WM Bang LLC, Bang Investments LLC	(#,^)	125 Westchester Ave, White Plains, NY 10601	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2029	57.2	57.2	59.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Four Ace Electrical Services Corporation	(#,^)	3723 Far Niente Way, Sacramento, CA 95834	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/25/2029	9.8	9.8	9.0	—%
Fimac Inc dba American Educational Services	(#,^)	26300 La Alameda, Ste 200, Mission Viejo, CA 92691	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/23/2029	18.4	18.4	16.9	—%
James Clark and Company, Inc.	(#)	8885 Haven Ave, Ste 120, Rancho Cucamonga, CA 91730	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	10/22/2029	10.5	10.5	10.8	—%
Pyle Garage Doors OKC, INC dba Precision Door Service OKC	(#,^)	8860 S Sunnylane Rd, Oklahoma City, OK 73135	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/22/2029	11.9	11.9	10.9	—%
Todd's Car Wash, LLC	(#,^)	5505 Johnston St., Lafayette, LA 70506	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2044	328.6	328.6	371.0	0.09%
Roughcut LLC	(#,^)	41540 National Rd, Belmont, OH 43718	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/17/2029	387.4	387.4	407.4	0.10%
Owens Family and Cosmetic Dentistry PLLC	(#,^)	403 E College St., Pulaski, TN 38478	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/17/2029	219.5	219.5	206.9	0.05%
UNIQUE PAVER INSTALLATIONS, INC.	(#,^)	4930 Mars Hill Rd, Bogart, GA 30622	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/17/2029	18.8	18.8	17.9	—%
Pine Mountain Residential LLC	(#)	10240 Cosmopolitan Circle, Parker, CO 80134	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	10/16/2029	10.5	10.5	10.8	—%
Powerlift Dumbwaiters, Inc	(#)	2444 Georgia Slide Rd, Georgetown, CA 95634	Machinery Manufacturing	Term Loan	Prime plus 6.5%	10/16/2029	10.2	10.2	10.4	—%
Glenda D Brewer dba Bargain Store	(#)	107 Tabernacle Church Rd, Candor, NC 27229	General Merchandise Stores	Term Loan	Prime plus 6.5%	10/11/2029	10.5	10.5	10.8	—%
S&D Beauty Spa Inc dba Elite Nails, dba Bella's Nails &dba Onyx Nail b	(#,^)	5604 Slide Rd, Lubbock, TX 79414	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/11/2029	138.0	138.0	127.7	0.03%
Q2 Ventures, LLC	(#,^)	2805 W Arimo Rd, Arimo, ID 83214	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/8/2029	144.8	144.8	150.1	0.04%
Paketo LLC dba West Loop UPS Store	(#,^)	623 W Lake St., Chicago, IL 60661	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/4/2029	13.5	13.5	12.5	—%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St., Gainesville, FL 32605	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2044	177.3	177.3	200.1	0.05%
International Protection Group, LLC	(#,^)	481 8th Ave Ste 1130, New York, NY 10001	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/30/2029	66.7	66.7	70.3	0.02%
In Power Motors, LLC, In-Power Motors II LLC, In-Power Motors III LLC	(#,^)	2301 W. Buckeye Rd, Phoenix, AZ 85009	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2044	596.6	596.6	673.5	0.17%
AV Strategy, Inc	(#,^)	9468 American Eagle Way Ste 100, Orlando, FL 32837	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/30/2029	227.9	227.9	233.9	0.06%
Atlantic Pacific Hospitality Solutions Inc dba North Beach Bistro	(#,^)	725 Atlantic Blvd, Atlantic Beach, FL 32233	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	7.0	7.0	7.0	—%
Meldi Maa, Inc dba The River Complex	(#,^)	74 S Main St., Woonsocket, RI 2895	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2044	407.2	407.2	459.8	0.12%
Joseph P Fusco DDS PC	(#,^)	77 N Centre Ave, Rockville Centre, NY 11570	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2029	53.6	53.6	53.6	0.01%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St., Gainsville, FL 32605	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2029	165.3	165.3	165.3	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Heart and Vascular Associates of Tampa, LLC	(#,^)	17 David Blvd, Tampa, FL 33606	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2044	739.4	739.4	834.8	0.21%
50 Taps, LLC dba Colorado Taproom & Grill	(#,^)	19539 Hess Rd Ste Ste #101, Parker, CO 80134	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	62.7	62.7	62.9	0.02%
Crown Waste Corp	(#,^)	1 Plainview Rd, Bethpage, NY 11714	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	9/30/2029	40.5	40.5	41.5	0.01%
Zima Dining Inc. dba Country Kitchen	(#,^)	1497 N Mt. Vernon Ave, Colton, CA 92324	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2029	51.0	51.0	54.4	0.01%
Wagner & Sons Inc	(#,^)	22365 Alydar Dr, Lexington Park, MO 20653	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/27/2029	15.2	15.2	15.1	—%
Hoagie Barmichaels Inc	(#,^)	1101 River Rd, New Windsor, NY 12553	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2044	108.1	108.1	122.0	0.03%
Universe Appliance Repairs Inc.	(#,^)	3790 Merrick Rd, Seaford, NY 11783	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	560.8	560.8	633.1	0.16%
Double H Services, LLC, C&T Oil Field Services, LLC and Brian S. Holma	(#,^)	3721 North 162nd St., Garber, OK 73701	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2029	928.3	928.3	950.2	0.24%
Aztec Machine & Repair Inc, Cranrd & Material	(#,^)	1715 N 1st St, Bloomfield, NM 87413	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	680.1	680.1	767.8	0.19%
Cherry and Candlewood Inc dba Aamco	(#,^)	3029 South St., Long beach, CA 90805	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	413.1	413.1	466.4	0.12%
Zmetra Clearspan Structures LLC	(#,^)	2 Old Worcester Rd, Webster, MA 1571	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/27/2044	417.6	417.6	471.5	0.12%
Stiegelbauer Associates Inc.	(#,^)	63 Flushing Ave Unit 342, Brooklyn, NY 11205	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2029	161.9	161.9	161.5	0.04%
Titan Laser Screed Concrete Services, LLC	(#,^)	8908 Wildlife Lane, Sanford, FL 32771	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2029	40.4	40.4	40.8	0.01%
Universe Appliance Repairs Inc.	(#,^)	3790 Merrick Rd, Seaford, NY 11783	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2029	536.0	536.0	546.6	0.14%
Santa Fe Flooring LLC	(#,^)	3711 Paseo Del Norte NE, Albuquerque, NM 87113	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/26/2029	415.0	415.0	420.0	0.11%
Adam's Construction & General Contracting LLC	(#,^)	7808 N Custer Rd, Freesoil, MI 49411	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2029	59.2	59.2	60.0	0.02%
Anderson's Outdoor Adventures, LLC	(#,^)	4060 SW County Rd 232, Bell, FL 32619	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2029	18.2	18.2	19.3	—%
Byler, Wolfe, Lutsch and Kampfer CPAs, Inc	(#,^)	360 East State St., Salem, OH 44460	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2044	50.6	50.6	57.1	0.01%
Flamingo Bowl, Inc	(#,^)	3301 N 23rd St., McAllen, TX 78501	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/24/2029	178.5	178.5	183.4	0.05%
Unified Utility Services LLC	(#,^)	206 Frankie Lane, Ladson, SC 29456	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/20/2044	150.8	150.8	170.3	0.04%
Standard Real Estate Services LLC	(#)	500 West Silver Spring Dr, Ste K 200,, Glendale, WI 53217	Real Estate	Term Loan	Prime plus 6.5%	9/19/2029	10.5	10.5	11.7	—%
Host Marketing, LLC	(#)	206 Bell Lane, Ste B, West Monroe, LA 71291	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/18/2029	10.4	10.4	11.7	—%
Payne's Enviromental Service, LLC dba Bamaco	(#,^)	5617 Causeway Blvd, Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/18/2044	498.2	498.2	562.5	0.14%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Vancole Investments, Inc. dba Smoothie King #913 &;Dream Developmenf G	(#,^)	876 Virginia Ave, Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2029	9.7	9.7	9.6	—%
Natalie Hart LLC dba Lady of Luxury &dba Country Sugar Events, dba Que	(#,^)	1702 Fawn Gate St, San Antonio, TX 78248	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/17/2029	49.9	49.9	51.6	0.01%
Win Health Institute, LLC	(#,^)	711 E Valley Rd, Basalt, CO 81621	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/17/2029	6.1	6.1	6.1	—%
Game Station, Inc.	(#,^)	2917 1st Ave SE, Cedar Rapids, IA 52402	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/16/2029	16.4	16.4	16.9	—%
Bay Bowl Inc dba Shasta Lanes	(#,^)	11093 Black Marble Way, Redding, CA 96003	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2044	513.1	513.1	579.2	0.15%
ACSS CPA, LLC	(#,^)	1016 S Texas Blvd, Weslaco, TX 78599	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2044	38.1	38.1	43.1	0.01%
The Steel Method LLC dba Sneeze It	(#,^)	250 Passaic Ave Ste 200, Fairfield, NJ 7004	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2029	136.5	136.5	136.2	0.03%
Oak Park Social LLC	(#,^)	14691 W 11 Mile Rd, Oak Park, MI 48237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/12/2045	128.6	128.6	145.1	0.04%
Covert Recordings LLC	(#,^)	31-65 138th St. Apartment 3K, Flushing, NY 11354	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/11/2029	9.6	9.6	10.2	—%
Miami Squeeze Inc dba Miami Squeeze, LLC	(#,^)	18315 W. Dixie Hwy, North Miami Beach, FL 33160	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/11/2029	93.5	93.5	95.5	0.02%
Body on Cue Health and Fitness LLC	(#,^)	129 A Orpha Dr, Middlebury, IN 46840	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/6/2029	36.4	36.4	36.5	0.01%
Eco Electric LLC	(#,^)	5380 Cameron St, Las Vegas, NV 89118	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/5/2029	53.1	53.1	52.9	0.01%
Philly Games Inc.dba Queen & Rock Game Cafe	(#,^)	607-609 S 2nd St., Philadelphia, PA 19147	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/5/2029	50.4	50.4	50.3	0.01%
SVT Masonry Limited Liability Company	(#,^)	1208 Houghton Lane, Bennington, VT 5201	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/5/2029	60.1	60.1	63.2	0.02%
No Push Backs, LLC	(#)	5405 Neshaminy Blvd, Bensalem, PA 19020	Personal and Laundry Services	Term Loan	Prime plus 6.5%	8/30/2029	10.0	10.0	11.2	—%
Dog House Sportfishing Charters Inc	(#)	83413 Overseas Hwy, Islamorada, FL 33036	Scenic and Sightseeing Transportation	Term Loan	Prime plus 6.5%	8/30/2029	10.4	10.4	11.6	—%
Double Scoop Ice Cream, LLC	(#,^)	2970 Stonecrest Pass, Lithonia, GA 30038	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/29/2044	92.2	92.2	104.1	0.03%
3C Consumer Network & Designs LLC	(#,^)	7676 Hillmont St., Ste 109, Houston, TX 77040	Real Estate	Term Loan	Prime plus 2.75%	8/29/2029	12.0	12.0	12.2	—%
Camror LTD dba Jersey Mike's	(#,^)	5946 Meijer Dr, Cincinnati, OH 45150	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2030	72.6	72.6	77.9	0.02%
Crown Heights Bunch O Bagels & More Inc & 361 Bagel Holding LLC	(#,^)	361 Troy Ave, Brooklyn, NY 11213	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2029	32.1	32.1	34.2	0.01%
Esquire Mini Mart LLC & Morgan Store Building LLC	(#,^)	12595 S Somerton Ave, Yuma, AZ 85365	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2029	41.1	41.1	42.9	0.01%
Groton Bowling Center and Entertainment Inc	(#,^)	27 Kings Hwy, Groton, CT 6340	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/29/2044	930.1	930.1	1,050.1	0.26%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

HRS2, LLC	(#,^)	5410 Pipers Creek Court, Sugar Land, TX 77479	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/28/2029	185.8	185.8	195.2	0.05%
DB Talak LLC	(#,^)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/28/2029	76.1	76.1	81.2	0.02%
Khari E. J. Myers dba Khari Imagery & 190 Minerva LLC	(#,^)	190 Minerva St., Tonawanda, NY 14150	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2044	57.3	57.3	64.7	0.02%
Blue Eagle Transport Inc.,Golden Eagle Tran and Green Eagle Transpor	(#,^)	377 Boston Post Rd, Milford, CT 6460	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/28/2029	391.5	391.5	396.9	0.10%
Linsey Schwertdfeger,, Inc.	(#,^)	740 Dennery Rd, San Diego, CA 92154	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/28/2029	56.9	56.9	57.1	0.01%
The Hometown Welcome Program, Inc & Fredric Anthony Gushwa	(#,^)	107 S Nottawa St, Sturgis, MI 49091	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/27/2029	78.2	78.2	80.3	0.02%
Maryland Urgent Care, Inc.	(#,^)	9831 Greenbelt Rd Ste 208 (Unit H-2), Lanham, MD 20706	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/27/2044	44.0	44.0	49.6	0.01%
ADA Internacional Inc	(#,^)	10891 La Reina Rd, Ste 100, Delray Beach, FL 33446	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/26/2029	18.1	18.1	18.0	—%
Crystal S. Prado dba Crystal Clear Accounting	(#)	34099 Tuscan Creek Way, Temecula, CA 92592	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/26/2029	2.6	2.6	3.0	—%
SRJ construction Corp	(#,^)	8358 W Oakland Park Blvd. #203E, Sunrise, FL 33351	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/23/2029	9.0	9.0	9.1	—%
Elite Motors LLC	(#,^)	1046-1050 Orange Ave, West Haven, CT 6516	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/23/2029	73.2	73.2	78.1	0.02%
PJT Logistics, Inc.	(#,^)	2-4 Commerce Way, Auburn, NY 13021	Truck Transportation	Term Loan	Prime plus 2.75%	8/23/2029	41.4	41.4	44.1	0.01%
MS Integrated Psychotherapy & Counseling, LLC	(#,^)	1157 Main St., Clifton, NJ 7011	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/22/2029	59.6	59.6	61.2	0.02%
The Roux Southern Kitchen, LLC	(#,^)	252 FM 3162, Sandia, TX 78383	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2029	14.6	14.6	15.5	—%
Metro R Services Inc. and Metal & Roof Supplies, Inc.	(#,^)	20 Universal Place, Carlstadt, NJ 7072	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/21/2029	155.5	155.5	162.2	0.04%
Auto Unique LLC	(#,^)	305 W Main St., Mayo, FL 32066	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/20/2044	11.7	11.7	13.2	—%
William Martinez dba Bad Ass Coffee of Hawaii	(#,^)	14101 Main St., Ste 4101, Hesperia, CA 92345	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/20/2029	18.5	18.5	18.7	—%
Signature Rooms, Inc.	(#,^)	2066 Route 112, Medford, NY 11763	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/19/2029	135.4	135.4	144.5	0.04%
American Healthy Vending, Inc	(#,^)	5420 NW 161 St., Palmetto Lakes, FL 33014	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/15/2029	85.3	85.3	86.9	0.02%
Accent Home Services LLC dba Benjamin Franklin Plumbing of Kansas City	(#,^)	7748 Troost Ave, Kansas City, MO 64131	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/15/2029	82.3	82.3	85.5	0.02%
Accelerate Educational Solutions, LLC dba Tutor My Success	(#,^)	135 Clove Branch Rd, Hopewell Junction, NY 12533	Educational Services	Term Loan	Prime plus 2.75%	8/14/2029	13.8	13.8	13.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Ranson Excavating, Inc	(#,^)	8343 Kaula Dr, Fair Oaks, CA 95628	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/13/2029	11.7	11.7	11.7	—%
Love Playing LLC	(#,^)	2200 Eastridge Loop, San Jose, CA 95122	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2030	146.0	146.0	149.1	0.04%
Elixir Enterprises, LLC dba Guilford Renee's	(#,^)	637 Boston Post Rd, Guilford, CT 6437	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/8/2029	15.7	15.7	15.7	—%
Accord Law, APC	(#,^)	82555 Grass Flat Lane, Indio, CA 92203	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2029	6.0	6.0	6.0	—%
Billy Auto Inc	(#,^)	632 N BRdway, Amityville, NY 11701	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2044	309.4	309.4	349.3	0.09%
East Coast Flight Services, Inc and Aviation Consulting Enterprise, LL	(#,^)	27603 Pkwy Rd, Easton, MD 21601	Air Transportation	Term Loan	Prime plus 2.75%	7/31/2029	435.7	435.7	442.9	0.11%
St. Francis Home Health Inc	(#,^)	5246 SW 8th St 103B, Coral Gables, FL 33134	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/31/2029	59.7	59.7	59.5	0.01%
Quick and Quality Services dba Bella Roma Pasta & Pizza & Farshad Fari	(#,^)	28940 Golden Lantern, Laguna Niguel, CA 92677	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2029	9.1	9.1	9.3	—%
Canyon Lake Kids Academy, LLC	(#,^)	130 Charter Oak Dr, Canyon Lake, TX 78133	Social Assistance	Term Loan	Prime plus 2.75%	7/31/2044	93.5	93.5	105.6	0.03%
Genecco Produce, Inc. & Leo Genecco & Sons, Inc.	(#,^)	1850 Rochester Rd, Canadaigua, NY 14424	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	7/31/2029	637.3	637.3	662.7	0.17%
Gray Rock Quarry, LLC and William E Dailey III	(#,^)	54 West Milton Rd, Milton, VT 5468	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	7/31/2044	429.1	429.1	484.5	0.12%
La Mount Group LLC	(#,^)	3111 Princeton Rd, Hamilton, OH 45011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2029	203.0	203.0	202.2	0.05%
Dant A Sandras, D.D.S. LLC	(#,^)	13373 Hwy 3235, Larose, LA 70373	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/30/2029	195.7	195.7	197.0	0.05%
Jbelis Stop N' Go, LLC dba Planet Smoothie	(#,^)	2565 E 17th St, Ammons, ID 83406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	15.9	15.9	16.0	—%
Grad Street LLC	(#)	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Nonstore Retailers	Term Loan	Prime plus 6.5%	7/30/2029	6.0	6.0	6.7	—%
Aeromax Industries, Inc, HITM, Inc and TMCB LLC	(#,^)	9027 Canoga Ave, Canoga Park, CA 91301	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	7/30/2044	750.6	750.6	847.4	0.21%
Micheal Birch and Tracy M. Pierce	(#,^)	E 2947 H-44, Traunik, MI 49891	Gasoline Stations	Term Loan	Prime plus 2.75%	7/29/2044	51.7	51.7	58.4	0.01%
Sou's LLC	(#,^)	739 NE MLK Blvd, Portland, OR 97221	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/26/2029	4.7	4.7	4.9	—%
Dan Dahlin Inc.	(#,^)	16465 MN-65, Ham Lake, MN 55304	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/26/2044	389.3	389.3	439.5	0.11%
Power Associates Inc.	(#,^)	2766 West Good CT, Boise, ID 83702	Real Estate	Term Loan	Prime plus 2.75%	7/26/2029	11.9	11.9	11.9	—%
Moore Chiropractic Center, P.A.	(#,^)	936 Roosevelt Trail Unit 1 & 2, Windham, ME 4062	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/26/2029	7.3	7.3	7.8	—%
Franklin Care Pharmacy Incorporated	(#,^)	520 N Franklintown Rd, Baltimore, MD 21223	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/25/2029	43.2	43.2	46.1	0.01%
A&W ALF, LLC dba A & W Assisted Living Facility	(#,^)	6600 Liberty Rd, Gwynn Oak, MD 21207	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/24/2044	95.2	95.2	107.5	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Hardrock Alpha Enterprises, LLC	(#,^)	5101 Stine Rd, Bakersfield, CA 93313	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/19/2029	12.5	12.5	12.6	—%
Lawrence Adeyemo & Co LLC	(#)	209-34 112 Ave, Queens Village, NY 11429	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	7/19/2029	8.3	8.3	9.2	—%
700 Services Inc.dba 700 Credit Repair	(#,^)	1201 N Goliad St., Rockwall, TX 75087	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	7/19/2029	6.0	6.0	5.9	—%
Bonfire Hot Yoga LLC	(#,^)	3665 SW Hall Blvd, Beaverton, OR 97005	Educational Services	Term Loan	Prime plus 2.75%	7/18/2029	6.6	6.6	6.6	—%
JDM2 Water Station LLC	(#,^)	125 Chestnut Hill Dr, York, PA 17408	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/18/2029	166.6	166.6	171.9	0.04%
Ameritube, LLC	(#,^)	1000 North Hwy 77, Hillsboro, TX 76645	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	7/18/2029	99.6	99.6	106.3	0.03%
Baton Rouge Cargo Services Inc	(#,^)	6013 McRaven Rd, Jackson, MS 39209	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/17/2044	278.9	278.9	314.8	0.08%
Adam Family Bowl Inc	(#,^)	1504 Chestnut St., Mishawaka, IN 46545	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/16/2044	126.6	126.6	143.0	0.04%
Garage Floor Coating of MN.com,LLC	(#,^)	6701 West 23rd St., St. Louis Park, MN 55426	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/16/2044	951.2	951.2	1,073.9	0.27%
Bouquet Canyon Kennels	(#,^)	29973 Bouquet Canyon Rd, Santa Clarita, CA 91390	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/16/2044	286.8	286.8	323.8	0.08%
Beacon Metal Fabricators, Inc.	(#,^)	5425-D Hamilton Ave, Cleveland, OH 44114	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	7/12/2029	55.7	55.7	57.7	0.01%
Last Touch, LLC	(#,^)	1612 Jackson St., Spirit Lake, IA 51360	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/11/2044	96.8	96.8	109.2	0.03%
Menskha Inc	(#)	88 High St., Mountclair, NJ 7042	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	7/10/2029	10.3	10.3	11.5	—%
D DeGregoria LLC dba The UPS Store 4235 Massapequa	(#,^)	4940 Merrick Rd, Massapequa Park, NY 11762	Couriers and Messengers	Term Loan	Prime plus 2.75%	7/10/2029	63.1	63.1	63.4	0.02%
Nash-Delphia LLC	(#,^)	2135 Gallatin Pike N, Store 4, Madison, TN 37115	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	7/2/2029	7.3	7.3	7.3	—%

Nevada Recycling and Salvage LTD, AMCB LLC	(#,^)	1085 Telegraph St, Reno, NV 89502	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/28/2044	1,186.1	1,186.1	1,339.1	0.34%
Richmond Street Partners, LLC	(#,^)	200 E Chestnut St, Chicago, IL 60611	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/28/2029	81.8	81.8	81.6	0.02%
K & K Restaurant LLC	(#,^)	6607 S Central Ave, Phoenix, AZ 85042	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	120.7	120.7	136.3	0.03%
Crestview Ridge Farms LLC	(#,^)	1172 Co Rd 956, Ashland, OH 44805	Crop Production	Term Loan	Prime plus 2.75%	6/28/2044	512.1	512.1	578.1	0.15%
Upul's Travel Service & Tours Inc	(#,^)	654 Shoppers Lane, Covina, CA 91723	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2029	251.7	251.7	250.1	0.06%
Big Picture Group LLC	(#,^)	935 N La Jolla, Los Angeles, CA 90046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2029	126.6	126.6	125.8	0.03%
5161 LLC	(#,^)	1478 E Mountain Dr, Santa Barbara, CA 93108	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/28/2029	500.2	500.2	532.4	0.13%
Good News Cafe, LLC	(#,^)	694 Main St. South, Woodbury, CT 6798	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	237.7	237.7	268.4	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Jian Yang and Kanger House LLC	(#,^)	48 Horse Hill Rd, Cedar Knolls, NJ 7927	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/27/2029	94.8	94.8	94.3	0.02%
Sundown Audio, LLC	(#,^)	514 West 21St St., Newton, NC 28658	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2044	864.0	864.0	975.4	0.24%
Balboa Fashion LLC	(#,^)	1016 S. Towne Ave, Unit 123, Los Angeles, CA 90021	Apparel Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	5.9	5.9	5.9	—%
Port Huron Ophthalmology, PLLC dba Black River Optical	(#,^)	1660 Stone St, Port Huron, MI 48060	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2029	11.8	11.8	11.8	—%
Advance Transit LLC	(#,^)	574-614 Tonnelle Ave, Jersey City, NJ 7307	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2044	746.0	746.0	842.2	0.21%
NJ Floats Inc	(#,^)	1 Robertson Rd, Ste 13, Bedminster, NJ 7921	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2044	172.3	172.3	194.6	0.05%
Upul's Travel Service & Tours Inc	(#,^)	654 Shopping Lane, Covina, CA 91723	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2044	343.5	343.5	387.8	0.10%
Crescent Event Productions, Inc	(#,^)	1327 Wood Branch Dr, Charlotte, NC 28273	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2029	276.3	276.3	278.7	0.07%
S & T Hardware Inc	(#,^)	2300 Nooseneck Hill, Coventry, RI 2816	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2044	191.5	191.5	216.2	0.05%
Ailky Corporation & Wyspen	(#,^)	352 Bedford St., Lakeville, MA 2347	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2029	38.5	38.5	38.2	0.01%
Lynx Inspection Technologies LLC	(#,^)	8101 Miller Rd 2, Houston, TX 77049	Support Activities for Mining	Term Loan	Prime plus 2.75%	6/26/2044	550.6	550.6	621.6	0.16%
All-City Towing LLC, Jeffrey James Piller	(#,^)	1213 W Mallory Ave, Milwaukee, WI 53221	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/26/2029	319.1	319.1	331.0	0.08%
Tekoa Enterpises, Inc	(#,^)	1033 Cannon Bridge Rd, Cordova, SC 29039	Truck Transportation	Term Loan	Prime plus 2.75%	6/26/2029	45.5	45.5	46.2	0.01%
Child Care Ventures LLC dba Childcare Adventures ELC	(#,^)	3542 Glendale Ave, Toledo, OH 43614	Social Assistance	Term Loan	Prime plus 2.75%	6/26/2044	140.2	140.2	158.3	0.04%
Soft Touch Tissue & Paper LLC	(#,^)	1491 Hammond St., Bangor, ME 4401	Paper Manufacturing	Term Loan	Prime plus 2.75%	6/26/2044	224.4	224.4	253.4	0.06%
Selective Automotive & Accessories Group, Inc	(#,^)	2221 Pelham Pkwy, Pelham, AL 35124	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/26/2029	197.1	197.1	201.7	0.05%
Soft Touch Tissue & Paper LLC	(#,^)	1491 Hammond, Bangor, MA 4401	Paper Manufacturing	Term Loan	Prime plus 2.75%	12/26/2029	93.6	93.6	100.1	0.03%
Paradise Towing & Recovery Inc	(#,^)	1115 S Homer Blvd, Sanford, NC 27330	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2029	85.1	85.1	88.6	0.02%
Vanchoc Transport Inc	(#,^)	275 52nd St., Brooklyn, NY 11220	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/25/2029	34.3	34.3	35.3	0.01%
Paradise Towing & Recovery Inc	(#,^)	1115 S. Horner Blvd, Sanford, NC 27330	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	69.7	69.7	78.7	0.02%
Spartan Technology Solutions, Inc	(#,^)	125 Venture Blvd, Spartanburg, SC 29306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2044	464.4	464.4	524.3	0.13%
Professional Tire Limited Liability Company	(#,^)	6655 Country Rd 32, Norwich, NY 13815	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	132.6	132.6	149.7	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sweets By Karla LLC	(#,^)	3273 South John Young Pkwy, Kissimmee, FL 34746	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2029	10.1	10.1	10.1	—%
Krsto, LLC dba Italian Butter Breadsticks	(#,^)	34683 Nova Dr, Clinton Twp, MI 48035	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2044	181.3	181.3	204.7	0.05%
Scissor Kids Inc	(#,^)	63 Hebron Ave, Ste F, Glastonbury, CT 6033	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/24/2029	8.1	8.1	8.1	—%
Peninsula Self Defense LLC	(#,^)	2766 Bay Rd, Redwood City, CA 94063	Educational Services	Term Loan	Prime plus 2.75%	6/21/2029	4.1	4.1	4.2	—%
Port Diesel L.L.C.	(#)	3212 Alex Trask Dr, Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	10.2	10.2	11.4	—%
Campuscuts LLC	(#)	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	6.2	6.2	6.8	—%
William Rose Inc	(#,^)	1 Grace Cove Rd, New Shoreham, RI 2807	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/21/2044	83.2	83.2	93.7	0.02%
LuLuBelle's Mountain Banana Bread LLC	(#,^)	31621 Pleasant Dr., Running Springs, CA 92382	Food Manufacturing	Term Loan	Prime plus 2.75%	12/21/2045	246.3	246.3	278.0	0.07%
Small Batch Creations Inc. dba The Office Bar & Grill	(#,^)	295 E WASHINGTON AVE, SUNNYVALE, CA 94086	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2029	49.2	49.2	48.8	0.01%
Central Texas Hygiene, LLC.	(#,^)	10201 McKalla Place, Austin, TX 78758	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/20/2029	68.2	68.2	67.8	0.02%
Bader Furniture Company Inc.	(#,^)	704 N Liberty St., Shamokin, PA 17872	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	6/19/2029	5.9	5.9	6.3	—%
Zion Motors Inc	(#,^)	6949 Wall Triana Hwy, Madison, AL 35757	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/19/2044	57.8	57.8	65.2	0.02%
Beck's Pub & Grill LLC	(#,^)	N6630 WI-49, Weyauwega, WI 54983	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2044	66.6	66.6	75.1	0.02%
American Demolition, Inc	(#,^)	401 N Kuner Rd, Brighton, CO 80601	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2029	174.0	174.0	185.3	0.05%
Comarco Quality Pork Products Inc, Comarco Pork Products of FL LLC	(#,^)	501 Jackson St, Camden, NJ 8104	Food Manufacturing	Term Loan	Prime plus 2.75%	6/14/2029	244.9	244.9	251.1	0.06%
Ivesters Transportation, Inc	(#,^)	4299 South 2675 West, Roy, UT 84067	Truck Transportation	Term Loan	Prime plus 2.75%	6/11/2029	194.2	194.2	195.9	0.05%
Archer Cleaners Inc	(#)	1514 W. 33rd St., Chicago, IL 60608	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	10.2	10.2	11.4	—%
Neely Motorsports, Inc dba Earl's Store #1;Earl's Performance Plumbing	(#,^)	15825-15827 Hawthorne Blve, Lawndale, CA 90260	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2044	230.4	230.4	260.1	0.07%
J&A Elliott Company	(#,^)	1118 Thornberry Dr, Clarksville, TN 37043	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/7/2029	8.3	8.3	8.8	—%
Throop Family Holding Inc dba Klamath Basin Metals and Supply, dba Rog	(#,^)	7130 Crater Lake Hwy, White City, OR 97503	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2029	31.6	31.6	32.2	0.01%
Allison K. Chipak dba Still Photography	(#)	195 Terrace Place, Apt. 2, Brooklyn, NY 11218	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	10.2	10.2	11.4	—%
Skin Beauty Bar Inc	(#,^)	749 8th St., Washington, DC 20003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/6/2029	4.1	4.1	4.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Jamestown Quick Stop LLC	(#,^)	3097 24th Ave, Hudsonville, MI 49426	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/5/2044	65.9	65.9	74.4	0.02%
Preferred Manufacturing Services Inc	(#,^)	4261 Business Dr, Cameron Park, CA 95682	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/5/2029	375.0	375.0	399.2	0.10%
Oasis Senior Advisors Franchise Systems, LLC	(#,^)	24870 Burnt Pine Dr, Bonita Springs, FL 34134	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)	Term Loan	Prime plus 2.75%	6/4/2029	239.4	239.4	254.9	0.06%
Evoke Growth Advisory LLC	(#,^)	2600 Brookwood Way Dr, Unit 311, Rolling Meadows, IL 60008	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2029	5.9	5.9	5.9	—%
Morey Publishing LLC	(#,^)	575 Underhill Blvd, Ste 216, Syosset, NY 11791	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2029	48.9	48.9	48.8	0.01%
G.S.A.T. Restoration Inc. dba Paul Davis Restoration & Remodeling of G	(#,^)	1450 Oakbrook Dr, Norcross, GA 30093	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/31/2029	91.2	91.2	91.7	0.02%
Martin Inventory Management, LLC	(#,^)	304 1/2 Main St., Edgefield, SC 29824	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2029	39.1	39.1	41.7	0.01%
V & M Transportation LLC	(#,^)	1307 27th St. Apt B, North Bergen, NJ 7047	Truck Transportation	Term Loan	Prime plus 2.75%	5/31/2029	10.3	10.3	10.2	—%
Inside & Out Maintenance LLC	(#,^)	1698 SW Pancoast St., Port St Lucie, FL 34987	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/30/2029	78.3	78.3	78.0	0.02%
SSD Designs, LLC	(#,^)	486 Vance St., Forest City, NC 28043	Chemical Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	410.6	410.6	463.5	0.12%
Aspen Welding LLC	(#,^)	28803 US-6, Rifle, CO 81650	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	388.8	388.8	438.9	0.11%
AGR, Inc	(#,^)	2-255555 Kaumualii Hwy, Kalaheo, HI 96741	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2044	770.8	770.8	870.2	0.22%
Brooklyn Breakfast Shop LLC	(#,^)	7707 S IH 35 Frontage Rd #730, Austin, TX 78744	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2029	3.9	3.9	4.0	—%
PD Financial LLC	(#,^)	364 Parsippany Rd, Unit 7-B, Parsippany, NJ 7054	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	5/28/2044	33.9	33.9	38.3	0.01%
SV Enterprise LLC dba Haagen-Dazs	(#,^)	1885 Briargate Pkwy, Space D-413, Colorado Springs, CO 80920	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2029	73.0	73.0	72.7	0.02%
Top Notch Roofing, Inc	(#,^)	46 Cherry St., Milton, VT 5468	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/23/2029	94.4	94.4	95.1	0.02%
2820 US HWY 98 N LLC dba Total Package Car Wash	(#,^)	2820 US Hwy 98 N, Lakeland, FL 33805	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2029	104.2	104.2	110.9	0.03%
MCM Design LLC	(#)	5926 Vinings Vintage Way, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	7.9	7.9	8.8	—%
McGuckin & Pyle Inc	(#,^)	120 Corporate Ln, New Bern, NC 28562	Machinery Manufacturing	Term Loan	Prime plus 2.75%	5/23/2044	293.0	293.0	330.8	0.08%
ES&A, INC., A LAW CORPORATION	(#,^)	1003 Bishop St., Honolulu, HI 96813	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/22/2029	88.1	88.1	87.9	0.02%
Kappa Investments LLC dba Buddy's Home Furnishings	(#,^)	365 Lowe's Dr, Ste H, Danville, VA 24540	Rental and Leasing Services	Term Loan	Prime plus 2.75%	5/17/2029	339.5	339.5	338.0	0.08%
Covalent Holding LLC	(#,^)	18 West Chestnut St.,Unit 2F, Chicago, IL 60610	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/17/2029	206.6	206.6	212.9	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

BD Branson Victorian LLC dba Branson Surrey Inn	(#,^)	430 a/k/a 450 South Hwy 165, Branson, MO 65616	Accommodation	Term Loan	Prime plus 2.75%	5/17/2029	199.9	199.9	212.8	0.05%
CJNR LLC dba Chenney Bear Cafe, Elma Lodge & Suites, Parkhurst Motel,	(#,^)	208 East Main St., Elma, WA 98541	Accommodation	Term Loan	Prime plus 2.75%	5/16/2029	14.7	14.7	15.6	—%
Cut To The Chase 502 LLC	(#,^)	6903 Lakegreen Ct, Louisville, KY 40291	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/16/2029	2.6	2.6	2.7	—%
Two Pie Lovers LLC dba Pizza Outpost	(#,^)	302 E. Millitary Hwy U1122, Brackettville, TX 78832	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	41.5	41.5	46.8	0.01%
The Lobster Pot Inc	(#,^)	119 Hope St., Bristol, RI 2809	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	351.4	351.4	396.7	0.10%
NYM Solutions Inc.dba NYM Solutions, Inc	(#)	12150 SW 128th St. CT Ste 209, Miami, FL 33186	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	10.1	10.1	11.3	—%
Folklore Music Exchange LLC	(#,^)	617 Tennessee Ave, Charleston, WV 25302	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/6/2029	4.0	4.0	3.9	—%
Life View Prenatal Imagery, LLC	(#,^)	312 79th Ave North, Myrtle Beach, SC 29572	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/3/2029	4.7	4.7	4.8	—%
Global Enterprises LLC dba Verdi Pizza	(#,^)	3111 S Valley View Blvd, Las Vegas, NV 89102	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/3/2029	16.3	16.3	16.2	—%
EPIFAB,LLC	(#,^)	1341 Brooks St. Unit D, Ontario, CA 91762	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/3/2029	16.7	16.7	17.0	—%
Art Amore Studios, LLC	(#,^)	6507 Jester Blvd, Ste #107, Austin, TX 78750	Educational Services	Term Loan	Prime plus 2.75%	5/3/2029	4.3	4.3	4.3	—%
Modern Trousseau, LLC	(#,^)	125 Bradley Rd, Woodbridge, CT 6525	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/1/2029	249.1	249.1	261.5	0.07%
DeVega Juice Co, - East Cobb, LLC dba Clean Juice Johnson Ferry	(#,^)	1205 Johnson Ferry Rd Ste 124, Marietta, GA 30068	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	50.5	50.5	53.5	0.01%
Midlothian Hardware, Inc dba Grills True Value	(#,^)	475 West 147th St, Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/29/2029	31.0	31.0	33.0	0.01%
Sona USA, Inc	(#,^)	15280 NW 79th Ct Ste 109, Miami Lakes, FL 33016	Telecommunications	Term Loan	Prime plus 2.75%	4/26/2029	128.1	128.1	130.8	0.03%
Pellegrin Marine Transportation, LLC	(#,^)	117 Country Village Dr, Raceland, LA 70394	Support Activities for Transportation	Term Loan	Prime plus 2.75%	4/26/2029	116.2	116.2	117.9	0.03%
La Dolce Vita LLC.	(#,^)	196 N. Holiday Rd, Miramar Beach, FL 32550	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2044	446.8	446.8	504.5	0.13%
La Dolce Vita, LLC, La Dolce Vita Watersports LLC, LDV Golf Cart & Bil	(#,^)	196 N. Holiday Rd, Miramar Beach, FL 32550	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2029	388.1	388.1	395.0	0.10%
Jones Roger Sherman Inn, Inc.	(#,^)	195 Oenoke Ridge, New Canaan, CT 6840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/25/2029	118.6	118.6	126.2	0.03%
All My Best Inc.	(#,^)	4320 Anthony Court Stes 1,2,3, Rocklin, CA 95677	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/19/2029	48.6	48.6	49.1	0.01%
ER & DC McPherson Holdings, LLC	(#,^)	6957 W Broward Blvd., Plantation, FL 33317	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/19/2029	38.0	38.0	38.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

2Choice2Friends dba 2 N 1 Salad Bar and Grill	(#)	901 W Braker Lane, Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	10.1	10.1	11.2	—%
Expert Building Services LLC	(#,^)	74 Roosevelt St., Pequannock Township, NJ 7440	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/17/2029	15.8	15.8	15.7	—%
Rello, Inc. dba ID Salon	(#)	8063 Jericho Turnpike, Woodbury, NY 11797	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	4.8	4.8	5.4	—%
Modern Demo & Services LLC	(#,^)	10161 W Park Run Dr, Las Vegas, NV 89145	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2029	97.0	97.0	97.0	0.02%
Pranamji Inc dba Ohara's Beverage Spot	(#,^)	2300 Levit Rd, Lorain, OH 44052	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2044	44.8	44.8	50.6	0.01%
Bill Berger LLC	(#,^)	8728 Tireman Ave, Detroit, MI 48204	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/12/2029	7.0	7.0	6.9	—%
J.T. ONeill Company, LLC	(#,^)	19972 Willowin Farm Lane, Purceville, VA 20132	Real Estate	Term Loan	Prime plus 2.75%	4/12/2029	7.6	7.6	7.5	—%
Southern Gulf Construction, Inc.	(#,^)	367 Pine Island Rd, North Fort Myers, FL 33903	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	86.3	86.3	90.1	0.02%
P. Moss Enterprises, LLC dba Garage Experts-Mid Atlantic	(#,^)	3563 South River Terrace, Edgewater, MD 21037	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	34.1	34.1	34.5	0.01%
Samco Food Corp dba C-Town Supermarket	(#,^)	1761 Nostrand Ave, Brooklyn, NY 11226	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/12/2029	77.6	77.6	77.1	0.02%
Gilpin Enterprises, LLC dba Jon Smith Subs	(#,^)	17790 State Rd 54, Lutz, FL 33458	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2029	62.8	62.8	63.2	0.02%
Maxiflex LLC	(#,^)	512 Verret St., New Orleans, LA 70114	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/11/2029	48.5	48.5	51.6	0.01%
VRGE Strategies LLC	(#,^)	1155 15th St NW, Washington, DC 20005	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/10/2029	49.2	49.2	48.9	0.01%
Georgetown Milling Co, LLC	(#,^)	9001 Wentworth Springs Rd, Georgetown, CA 95634	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	4/9/2029	9.9	9.9	10.0	—%
FRAJOVI Urban Air, LLC dba Urban Air Trampoline& Adventure Park	(#,^)	1256 Indian Head Rd, Toms River, NJ 8755	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/8/2030	477.0	477.0	510.6	0.13%
Marnon Enterprise LLC	(#,^)	6713 Biscay Hbr, San Antonio, TX 78249	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/5/2029	3.7	3.7	3.7	—%
Bose and Avinder, Inc.and Carmel and Preet Inc	(#,^)	28201 Date Palm Dr, Cathedral City, CA 92234	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2029	47.9	47.9	51.0	0.01%
J Brothers Enterprises, LLC	(#,^)	1101 NW 12TH Ave, Ava, MO 65608	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/29/2044	610.4	610.4	689.2	0.17%
Ren Investment Group Inc dba True Positon Manufacturing	(#,^)	40 Sandra Dr, South Windsor, CT 6074	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/29/2029	615.8	615.8	615.7	0.15%
EJ & James Transport LLC	(#,^)	3100 Drewsky Lane Unit 108, Fort Mills, SC 29715	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	7.3	7.3	7.5	—%
Raven's Place LLC	(#,^)	13031 S Western Ave, Blue Island, IL 60406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2044	672.4	672.4	759.2	0.19%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

NuBe Business Group LLC	(#,^)	2140 44th St SE, Ste 201, Grand Rapids, MI 49508	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2044	38.8	38.8	43.8	0.01%
Turtle Shirts, LLC	(#,^)	10241 Metro Pkwy# 108, Ft Myers, FL 33966	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/29/2029	43.9	43.9	43.9	0.01%
Complete Care IT LLC	(#,^)	4801 South University Dr Ste 125, Davie, FL 33328	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2029	40.4	40.4	40.1	0.01%
Outtasight Careers, LLC dba Gecko Hospitality	(#,^)	109 W Fern St., Tampa, FL 33604	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2029	40.0	40.0	39.7	0.01%
Bhatti LLC dba Auntie Ann's & Bhatti LLC 1	(#,^)	7219 Silver Mist Ave, North Chesterfield, VA 23237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	126.9	126.9	125.8	0.03%
Royalty Freight Inc.	(#,^)	3728 W McKinley Ave, Fresno, CA 93772	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	328.5	328.5	336.3	0.08%
Reliable Power Group Inc. dba Batteries + bulbs Pensacola	(#,^)	6895 N. 9th Ave Ste B, Pensacola, FL 32504	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2029	76.9	76.9	76.3	0.02%
Bright Freight Solution, LLC	(#,^)	1112 N Main St, Manteca, CA 95336	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	731.4	731.4	746.8	0.19%
Key HR Associates, Inc dba Parents Choice for Kids	(#,^)	3150 West Park Dr, Burnsville, MN 55306	Social Assistance	Term Loan	Prime plus 2.75%	3/29/2044	443.8	443.8	501.1	0.13%
Hamsons Inc.	(#,^)	4900 Hopyard Rd, Pleasanton, CA 94588	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/29/2029	144.3	144.3	143.0	0.04%
Stillwater Ventures, LLC	(#,^)	8272 W. Sunset Blvd, Los Angeles, CA 90048	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2029	295.1	295.1	305.3	0.08%
Bayco Enterprises, Inc	(#,^)	128 Cowesett Ave, West Warwick, RI 2893	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2044	188.2	188.2	212.5	0.05%
Pizzaplex L3C	(#,^)	4458 West Vernor Hwy, Detroit, MI 48209	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	34.4	34.4	34.5	0.01%
Custom Vinyl Products LLC	(#,^)	260 Enterprise Dr, Newport News, VA 23603	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2044	958.7	958.7	1,082.4	0.27%
GS Bath Inc	(#,^)	5335 E. Kaviland Ave, Fresno, CA 93725	Truck Transportation	Term Loan	Prime plus 2.75%	3/28/2029	243.9	243.9	248.8	0.06%
Skaggs RV Outlet ,LLC	(#,^)	301 Commerce Dr, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/28/2029	191.7	191.7	203.6	0.05%
J.C. Pallet Company, Inc.	(#,^)	18427 New Kent Hwy, Barhamsville, VA 23011	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2029	346.2	346.2	359.2	0.09%
Cocomo Joe's LLC	(#,^)	3949 New Rd, Youngstown, OH 44515	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2029	2.7	2.7	2.7	—%
PA Sobol Partners LLC dba Sobal	(#,^)	206 Rohrerstown Rd, Lancaster, PA 17603	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2029	39.9	39.9	40.3	0.01%
DC AG, LLC dba Big B Sales	(#,^)	674 LA- 8, Sicily Island, LA 71368	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/27/2044	556.6	556.6	628.4	0.16%
Danielle Vance LPC, LLC dba Danielle Vance MA, LPC	(#,^)	1127 Auraria Pkwy, Ste 201, Denver, CO 80204	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/27/2029	4.4	4.4	4.3	—%
Cinco Fit LLC dba Cinco Fit	(#,^)	23010 Highland Knolls Blvd, Ste G, Katy, TX 77494	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2029	127.0	127.0	125.8	0.03%
Ocean Trans LLC and Dehal Trucking LLC	(#,^)	1415 W Anderson St., Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	3/27/2029	58.7	58.7	62.3	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

District 5 Boutique LLC	(#,^)	317 N Farview Ave, Paramus, NJ 7652	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/26/2029	96.2	96.2	95.3	0.02%
Heritage Hills Athletics 1, LLC and Heritage Hills Athletics 1, LLC	(#,^)	2880 Carol Rd, East York, PA 17402	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/26/2044	1,220.5	1,220.5	1,377.9	0.35%
J & C May Properties, LLC	(#,^)	315 Sylamore Ave, Mountain View, AR 72560	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/22/2044	1,081.8	1,081.8	1,221.3	0.31%
Virginia Industrial Plastics, Inc.	(#,^)	2454 North East Side Hwy, Elkton, VA 22827	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2029	227.0	227.0	241.0	0.06%
Virginia Industrial Plastics, Inc.	(#,^)	2454 N East Side Hwy,, Elkton, VA 22827	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2044	290.0	290.0	327.4	0.08%
Gary Krause dba Gary Krause Landscaping & Design	(#,^)	489 Hamilton Rd, Jacksonville, OR 97530	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/22/2029	4.6	4.6	4.7	—%
Dependable Lawn Care, Inc.	(#,^)	2320 138TH ST, Blue Island, IL 60406	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/21/2029	426.3	426.3	432.8	0.11%
American Trails Transport, LLC	(#,^)	8704 Grand Ave, Billings, MT 59106	Truck Transportation	Term Loan	Prime plus 2.75%	3/21/2029	43.5	43.5	44.2	0.01%
Dependable Lawn Care, Inc.	(#,^)	2320 138th St., Blue Island, IL 60406	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/21/2044	185.0	185.0	208.9	0.05%
Sound Manufacturing Inc	(#,^)	1 Williams Lane, Old Saybrook, CT 6475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/20/2029	38.4	38.4	38.1	0.01%
Michigan Neurosurgical Institute, P.C.,,Optical Spine,LLC, MNI Great L	(#,^)	9400 South Saginaw St., Unit 1, Grand Blanc, MI 48439	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2044	275.1	275.1	310.5	0.08%
Michigan Neurosurgical Institute P.C.	(#,^)	9400 South Saginaw St., Unit 1, Grand Blanc, MI 48439	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2029	143.4	143.4	142.4	0.04%
Mega Trucking LLC and Olyimpian Industries LLC	(#,^)	5979 NW 151st St, Miami Lakes, FL 33014	Truck Transportation	Term Loan	Prime plus 2.75%	3/20/2029	307.5	307.5	316.4	0.08%
Game Station, Inc.	(#,^)	2917 1st Ave SE, Cedar Rapids, IA 52402	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/19/2029	202.0	202.0	205.4	0.05%
Marvellous Print & Ship LLC	(#,^)	605 W Main St, Oxford, KS 67119	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/19/2029	2.6	2.6	2.6	—%
Vanchoc Transport Inc	(#,^)	137 3rd St, Brooklyn, NY 11231	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/15/2029	67.1	67.1	66.5	0.02%
B & W Towing LLC	(#,^)	701 Addison Rd, Painted Post, NY 14870	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/15/2029	44.2	44.2	47.0	0.01%
Panetcarne Inc.dba Jersey Mike's Subs Greenfield	(#,^)	23077 Greenfield Rd, Southfield, MI 48075	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	72.0	72.0	72.4	0.02%
Screening Services Group, LLC	(#,^)	8670 Wilshire Blvd, Beverly Hills, CA 90211	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/14/2029	229.0	229.0	229.7	0.06%
Mill Creek Early Childhood Program LLC	(#,^)	510 South Batavia Ave, Batavia, IL 60510	Social Assistance	Term Loan	Prime plus 2.75%	8/11/2029	49.2	49.2	49.0	0.01%
Alpine Remediation, Inc, T & M Holdings, LLC	(#,^)	14252 W 44th Ave Unit F, Golden, CO 80403	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2029	67.4	67.4	69.0	0.02%
Precise Air Systems, Inc	(#,^)	5467 W San Fernando Rd, Los Angeles, CA 90039	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/8/2029	218.4	218.4	217.7	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Wildflour Bakery & Cafe LLC	(#,^)	5137 Clareton Dr Ste 100,110 & 120, Agoura Hills, CA 91301	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/8/2029	67.3	67.3	66.7	0.02%
D & S Village Hardware LLC dba Cedar Mountain Country Store & Samantha	(#,^)	76 Ranch Rd a/k/a 3695 Movie Ranch Rd, Duck Creek, UT 84762	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/8/2044	190.8	190.8	215.5	0.05%
Seeds of Knowledge Creative Learning Center LLC	(#,^)	15101 West McNichols Rd, Detroit, MI 48235	Social Assistance	Term Loan	Prime plus 2.75%	3/7/2044	21.3	21.3	24.1	0.01%
Doble Rentals, L.L.C , Doble Rentals 2, LLC, Doble Rentals 3, LLC	(#,^)	487 Elizabeth Lake Rd, Waterford, MI 48328	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/4/2029	121.0	121.0	120.0	0.03%
Monkey Bones LLC	(#,^)	3361 Dayton Xenia Rd, Beavercreek, OH 45432	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2044	17.8	17.8	20.1	0.01%
Wooter Apparel, Inc	(#,^)	727 Page Ave., Staten Island, NY 10307	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/28/2029	38.1	38.1	38.1	0.01%
NY Scoops LLC dba Cool Suppliers and Breakneck Road LLC	(#,^)	20 Silver Fox Lane, Sussex, NJ 7461	Food Manufacturing	Term Loan	Prime plus 2.75%	2/28/2029	3.8	3.8	4.0	—%
Woodard Electric Services, Inc.	(#,^)	1600 Carter Cove Rd, Hayesville, NC 28904	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2029	16.5	16.5	16.4	—%
Shah Medical Center SC & Heeena Shyamani	(#,^)	484 Summit St, Elgin, IL 60120	Hospitals	Term Loan	Prime plus 2.75%	2/28/2044	214.3	214.3	242.0	0.06%
Matrix Z LLC	(#)	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	9.9	9.9	11.0	—%
Harbor Management Company Inc dba Jamba Juice	(#,^)	5501 Josh Birmingham Pkwy Concourse A, Charlotte, NC 28208	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2029	114.4	114.4	114.0	0.03%
Mia Restoration Inc dba PuroClean and Puroclean of Morristown NJ	(#,^)	3633 B Hill Rd, Parsippany, NJ 7054	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/21/2029	31.5	31.5	31.6	0.01%
Bowl 360 Inc.	(#,^)	98-18 Rockaway Blvd, Ozone Park, NY 11417	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	124.0	124.0	127.1	0.03%
Rob Barletta's Hockey School, Inc	(#,^)	2130 Providence Hwy, Walpole, MA 2081	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	2/19/2029	83.0	83.0	88.1	0.02%
Bowl 360 Inc.	(#,^)	98-18 Rockaway Blvd, Far Rockaway, NY 11417	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	106.4	106.4	105.7	0.03%
Outler Transportation Services,LLC	(#,^)	3775 Carriage Downs CT SW, Snellville, GA 30039	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/19/2029	36.4	36.4	36.3	0.01%
M & M Burgers Inc dba Checkers	(#,^)	530 Willis Ave, Bronx, NY 10455	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	89.1	89.1	89.4	0.02%
Integris Roofing, Inc	(#,^)	1174 Yellostone Dr, Lake Arrowhead, CA 92532	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/15/2029	17.2	17.2	17.0	—%
Tony Herring & Associates, Inc	(#,^)	211 West Camellia Dr, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/14/2029	11.4	11.4	12.1	—%
Gateway Veterinary Services, P.C. dba Liberty Animal Clinic	(#,^)	9212 Liberty Ave, Ozone Park, NY 11417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/14/2044	130.8	130.8	147.7	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Par-Man, Inc. dba Rockstar Tattoo	(#,^)	450 Fremont St #109 and 113, Las Vegas, NV 89101	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	2/14/2029	47.7	47.7	47.5	0.01%
KHSE Parks, Inc.	(#,^)	600 West Charles St., Matthews, NC 28105	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/14/2029	61.0	61.0	60.5	0.02%
Precedence Enterprises LLC dba Spartan Junk Removal	(#,^)	8101 Sandy Spring Rd Ste 250N, Laurel, MD 20707	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/8/2029	10.3	10.3	10.5	—%
Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 78249	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/8/2029	2.9	2.9	3.0	—%
EJGR Corp dba Brite Energy Solutions	(#,^)	87 Main St. Upper Level, Hastings-on-Hudson, NY 10706	Utilities	Term Loan	Prime plus 2.75%	2/8/2029	35.9	35.9	35.7	0.01%
Shepherd Fitness, LLC dba Workout Anytime Ooltewah	(#,^)	9408 Apison Pike, Ste 11, Ooltewah, TN 37363	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/8/2029	129.7	129.7	132.1	0.03%
Creative Counseling Nashville PLLC	(#,^)	4119 Gallatin Pike, Nashville, TN 37216	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/7/2029	0.6	0.6	0.6	—%
Hernando Beach Motel Inc.,The Purple Cow House of Pancake Inc	(#,^)	4291 Shoal Line Blvd, Hernando Beach, FL 34607	Accommodation	Term Loan	Prime plus 2.75%	2/1/2029	11.4	11.4	12.1	—%
Jesus and Son's Landscape Contractors, LLC	(#,^)	4371 Durham Court, Denver, CO 80239	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2029	43.8	43.8	44.0	0.01%
Employer Resource Services LLC dba Data Pool	(#,^)	500 Research Rd, Richmond, VA 23236	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2029	27.2	27.2	27.0	0.01%
MYC Motors Inc	(#,^)	3808 Vegas Dr, Las Vegas, NV 89108	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/30/2044	70.9	70.9	80.0	0.02%
FNF LLC dba AK Wine Grotto	(#,^)	11109 Old Seward Hwy, Anchorage, AK 99515	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/22/2029	187.2	187.2	185.6	0.05%
IGWT Coffee, LLC dba PJ's Coffee of New Orleans	(#,^)	414 Union St, Nashville, TN 37219	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2029	62.4	62.4	61.8	0.02%
MMC Investors, LLC dba Clean Juice	(#,^)	2879 W 95th St. Ste 195, Naperville, IL 60564	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2029	67.6	67.6	67.8	0.02%
Hilco Athletics & Graphics Inc	(#,^)	55 Green Hill St., West Warwick, RI 2816	Apparel Manufacturing	Term Loan	Prime plus 2.75%	1/16/2044	65.1	65.1	73.5	0.02%
Fluid Connections LLC dba BurgerIM	(#,^)	174 El Cerrito Plaza, El Cerrito, CA 94530	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	47.3	47.3	48.2	0.01%
CMLCLEARWATERBEACH.LLC dba Cousins Maine Lobster	(#,^)	309 Coronado Dr, Clearwater Beach, FL 33767	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/11/2029	69.0	69.0	69.0	0.02%
HSR Tacos LLC dba California Tortilla	(#,^)	11694 Sudley Manor Dr, Manassas, VA 20109	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	41.2	41.2	40.8	0.01%
Rashed and Shabila LLC	(#,^)	14865 Hwy 92, Woodstock, GA 30188	Gasoline Stations	Term Loan	Prime plus 2.75%	1/4/2029	17.0	17.0	17.4	—%
The Chop House Inc.	(#,^)	191 Old Tower Hill Rd., South Kingstown, RI 2879	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2043	526.8	526.8	594.8	0.15%
Romain Tower Inc. David Romaine, Sugar Land Crane and Rigging, LLC	(#,^)	215 S Persimmon St,, Tomball, TX 77375	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/31/2028	199.7	199.7	198.0	0.05%
Superior Concepts Acquisition Corp	(#,^)	1710 Tiles Court, Grand Haven, MI 49417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2043	497.4	497.4	561.6	0.14%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Galt Insurance Group of Bonita Springs, LLC & Bonita Safety Institut	(#,^)	10911 Bonita Beach Rd SE Unit 104 A & 104B, Bonita Springs, FL 34135	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/28/2043	17.7	17.7	20.0	0.01%
Nix and Nix Funeral Home North Inc,	(#,^)	1621 W. Dauphin St., Philadelphia, PA 8065	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	550.0	550.0	621.0	0.16%
Superior Concepts Acquisition Corp	(#,^)	1710 Tiles Ct, Grand Haven, MI 49417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2028	96.7	96.7	98.0	0.02%
American Rewinding of NC Inc dba MTS	(#,^)	1825 N Rocky River Rd, Monroe, NC 28110	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2028	362.8	362.8	367.6	0.09%
Omega Funeral and Cremation Services,LLC	(#,^)	9503 Kenwood Rd, Cincinnati, OH 45242	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	322.3	322.3	363.9	0.09%
Medworxs Inc.	(#,^)	6857 Timbers Dr, Evergreen, CO 80439	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2028	7.9	7.9	7.8	—%
East Breeze LLC dba Historic Springdale Pub and Eatery	(#,^)	32302 East Historic Columbia River Hwy, Corbett, OR 97019	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2043	121.1	121.1	136.8	0.03%
Green Valley Landscape Management Inc. dba Apopka Mower and Equipment	(#,^)	2975 W Orange Blossom Trail, Apopka, FL 32712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2043	438.3	438.3	494.8	0.12%
Fave Realty Inc.	(#,^)	74 Larkfield Rd, East Northport, NY 11731	Real Estate	Term Loan	Prime plus 2.75%	12/27/2043	116.6	116.6	131.7	0.03%
Reservations Unlimited LLC	(#,^)	312 W Main St., Red River, NM 87558	Real Estate	Term Loan	Prime plus 2.75%	12/26/2043	85.2	85.2	96.2	0.02%
BD Branson Victorian LLC dba Branson Victorian Inn	(#,^)	450 South Hwy 165, Branson, MO 65616	Accommodation	Term Loan	Prime plus 2.75%	12/24/2043	470.1	470.1	530.7	0.13%
RM Hawkins LLC	(#,^)	5141 Topaz Dr, Colorado Springs, CO 80918	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/24/2028	224.8	224.8	228.9	0.06%
Timios Enterprises Corp dba Palm Court	(#,^)	1912 N Arlington Heights Rd., Arlington Heights, IL 60004	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2043	683.7	683.7	771.9	0.19%
Fifth Wheel Truck Stop 001, Inc.	(#,^)	3767 South Golden State Blvd, Fresno, CA 93725	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2028	77.3	77.3	76.4	0.02%
Burgess and Dudley, Incorporated	(#,^)	24462 NW 9th Place, Newberry, FL 32669	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/21/2028	178.1	178.1	179.9	0.05%
Diamond Estates LLC	(#,^)	110 Court St Ste 1, Cromwell, CT 6416	Construction of Buildings	Term Loan	Prime plus 2.75%	12/21/2028	56.2	56.2	55.5	0.01%
Royalty Freight Inc	(#,^)	3728 W McKinley Ave, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	73.1	73.1	72.2	0.02%
The Law Office of Jared E. Shapiro, P.A	(#,^)	7777 Glades Rd, Ste 100, Boca Raton, FL 33434	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	8.4	8.4	8.3	—%
Sesolinc GRP, Inc.	(#,^)	806 Randy Lowery Rd, Statesboro, GA 30461	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	281.2	281.2	288.1	0.07%
D.A.F.S Transport, LLC	(#,^)	207 S. Teresa St., Monahans, TX 79756	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	509.8	509.8	535.0	0.13%
Accel Compression Inc.,Accel Workover Services Inc dba Mica Tool & Tur	(#,^)	4500 S Country Rd, Odessa, TX 79768	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/21/2044	165.0	165.0	186.2	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

C&D Trucking & Equipment Service, Inc.	(#,^)	4015 Jennings Rd, Cleveland, OH 44109	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2043	110.5	110.5	124.8	0.03%
Precision Bytes LLC dba Tower Connect	(#,^)	607 West Magnolia Ave, Fort Worth, TX 76104	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	97.4	97.4	96.3	0.02%
Baseline Health, LLC & Baseline Health Management, LLC	(#,^)	1101 Stewart Ave Ste 104, Garden City, NY 11530	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	89.1	89.1	89.0	0.02%
Alaska Motor Home Inc	(#,^)	6633 Brayton Dr, Anchorage, AK 99507	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	225.0	225.0	230.5	0.06%
Graff Excavating, Inc	(#,^)	803 E State St., Toledo, IA 52342	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2028	146.6	146.6	146.0	0.04%
Local Liberty Inc dba The Wardsboro Country Store	(#,^)	23 Main St., Wardsboro, VT 5355	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/20/2043	146.6	146.6	165.5	0.04%
Yellow Fin Marine Services LLC, K Marine XI, LLC K Marine VIII, LLC	(#,^)	2043 Coteau Rd, Houma, LA 70364	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	290.2	290.2	307.5	0.08%
Roots N Shoots, LLC & Yardplus LLC	(#,^)	86 Boston Rd, Chelmsford, MA 1824	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2028	40.9	40.9	40.9	0.01%
Flashii App, Inc.	(#,^)	3031 Tisch Way, 1st Floor, San Jose, CA 95128	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	46.9	46.9	49.7	0.01%
Healthy and Fresco LLC	(#,^)	1671 Belle Isle Ave Ste 110- Office C, Mount Pleasant, SC 29464	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	34.7	34.7	34.9	0.01%
Hotel Compete, LLC	(#,^)	223 W Jackson Blvd, Chicago, IL 60606	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	46.8	46.8	46.3	0.01%
CK Green Partners, LLC dba Reis and Irvy"s Columbus	(#,^)	5010 Augusta Dr, Westerville, OH 43082	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2029	146.1	146.1	150.4	0.04%
Accent Comfort Services, LLC	(#,^)	5035 W. W.T. Harris Blvd Ste C, Mecklenburg, NC 28269	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	51.6	51.6	51.2	0.01%
Sheldon T Banks and Sheldon T Banks LLC dba Serenity Funeral chapel ll	(#,^)	G-2340 West Carpenter Rd, Flint, MI 48505	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2044	402.3	402.3	454.2	0.11%
The Cromer Company	(#,^)	9800 NW 78th Ave, Hialeah Gardens, FL 33016	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/19/2028	408.8	408.8	404.9	0.10%
JejoJesi Corp dba Dukunoo Jamaican Kitchen, Dunkunoo	(#,^)	316 NW 24th St., Miami, FL 33180	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2029	47.5	47.5	48.8	0.01%
Ventures TBD LLC dba The Bottle Tree	(#,^)	102 Davis St., Belmont, NC 28012	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2043	93.3	93.3	105.3	0.03%
Cordoba Foods LLC, Multi Logistics Network Inc, Karina Mena	(#,^)	4477 E 11th Ave, Hialeah, FL 33013	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2028	238.1	238.1	240.8	0.06%
Alpha Omega Trucking LLC	(#,^)	14432-14452 Stateline Rd, Brookings, OR 97415	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2028	52.5	52.5	55.6	0.01%
Peanut Butter & Co., Inc.	(#,^)	119 West 57th St., Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/14/2028	187.5	187.5	185.4	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Mediterranean Tastes Inc dba Mediterranean Tastes Since 1974	(#,^)	196-15 Northern Blvd, Flushing, NY 11318	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/14/2028	11.8	11.8	11.7	—%
Alpha Landscape Contractors, Inc	(#,^)	2823 Fllintstone Rd, Millers, MD 21102	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/14/2029	243.2	243.2	247.3	0.06%
Healthy Human, LLC	(#,^)	1007 Johnnie Dodds Blvd., Ste 123, Mount Pleasant, SC 29464	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2028	93.7	93.7	92.6	0.02%
Sound Contracting LLC	(#,^)	148 Holmgren Place, Girdwood, AK 99587	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2043	186.4	186.4	210.4	0.05%
Sound Contracting LLC	(#,^)	148 Holmgren Place, Girdwood, AK 99587	Construction of Buildings	Term Loan	Prime plus 2.75%	12/14/2028	32.3	32.3	32.9	0.01%
Fitness Orlando LLC & Fitness Orlando Oviedo, LLC	(#,^)	160 Tuskawilla Rd Ste 1214, Winter Springs, FL 32708	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/14/2028	206.2	206.2	208.2	0.05%

L&M Services, LLC	(#,^)	560 Main St., Milford, UT 84751	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2043	188.9	188.9	213.2	0.05%
Tapia Auto Care, LLC dba Shoreline Quick Lube and Car Wash	(#,^)	2 Center Rd,, Old Saybrook, CT 6475	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/13/2043	922.6	922.6	1,041.6	0.26%
OC Helicopters LLC	(#,^)	19711 Campus Dr Ste 260, Santa Ana, CA 92707	Air Transportation	Term Loan	Prime plus 2.75%	12/13/2028	66.0	66.0	69.9	0.02%
The Miller Center for Esthetic Excellence,	(#,^)	22 Old Short Hills Rd,, Livingston, NJ 7039	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2043	378.2	378.2	427.0	0.11%
Plan B Burger LLC	(#,^)	484 Farmington Ave, Hartford, CT 6105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/13/2029	789.9	789.9	800.8	0.20%
Burton Realty Co., Inc dba Anchor Realty, Northeast	(#,^)	2200 Michener St, Ste 12, Philadelphia, PA 19115	Real Estate	Term Loan	Prime plus 2.75%	12/13/2028	168.5	168.5	166.6	0.04%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	575 Panama Lane, Bakersfield, CA 93307	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/12/2043	113.3	113.3	127.9	0.03%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd, Ste 111, Joliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/12/2029	7.9	7.9	7.9	—%
Ashwood Food Services, Incorporated dba Jake Rooney's	(#,^)	119 Brooks Rd, Harwich Port, MA 2646	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	50.8	50.8	51.6	0.01%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	575 Panama Lane, Bakerfield, CA 93307	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/12/2029	45.1	45.1	44.7	0.01%
Ashwood Food Services Inc. dba Jake Rooney's	(#,^)	119 Brooks Rd, Harwich Port, MA 2646	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/12/2043	203.1	203.1	229.3	0.06%
Behind The Scenes Chicago, LLC dba Paramount Events	(#,^)	2744 W. Roscoe St., Chicago, IL 60618	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	120.0	120.0	127.4	0.03%
Airstrike Firefighters LLC	(#,^)	18115 62nd Ave NE, Kenmore, WA 98028	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	12/12/2028	984.1	984.1	1,011.7	0.25%
Duck's Nuts Inc dba Pet Place Market	(#,^)	212 Bendigo Blvd. N, North Bend, WA 98045	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/11/2029	32.6	32.6	33.4	0.01%
TFE Resources ,LTD	(#,^)	11 Easter Court Ste G, Owings Mills, MD 21117	Utilities	Term Loan	Prime plus 2.75%	1/11/2029	437.1	437.1	440.1	0.11%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Hilltop Wine Shop, Inc dba Hiltop Wine Shop	(#,^)	7505 Highland Rd, White Lake, MI 48383	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2043	120.9	120.9	136.5	0.03%
EMES Supply, LLC	(#,^)	35622 Vine St., EastLake, OH 44095	General Merchandise Stores	Term Loan	Prime plus 2.75%	1/11/2029	94.1	94.1	94.3	0.02%
White Wilson & Associates LLC	(#,^)	16238 Louis Ave., South Holland, IL 60473	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/11/2043	40.1	40.1	45.3	0.01%
Team Henry, LLC dba Kelly Automotive of Deltona	(#,^)	1290 Doyle Rd, Deltona, FL 32725	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2043	369.5	369.5	417.2	0.10%
ZLM Services LLC	(#,^)	9422 Marine City Hwy, Casco, MI 48064	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/10/2029	30.1	30.1	29.8	0.01%
Food Service Industry Consultants Inc.	(#,^)	1465 Kelly Johnson Blvd, Colorado Springs, CO 80920	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/7/2029	53.8	53.8	53.4	0.01%
CET Inc	(#,^)	4709 N El Capitan Ave. Ste 205, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	1/6/2029	865.0	865.0	875.0	0.22%
Metro R Services Inc. and Metal & Roof Supplies Inc.	(#,^)	20 Universal Place, Carlstadt, NJ 7072	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/6/2029	156.1	156.1	165.8	0.04%
Unique Home Solutions Inc. and Unique Home Solutions of Ohio	(#,^)	5550 Progress Rd, Indianapolis, IN 46241	Construction of Buildings	Term Loan	Prime plus 2.75%	1/5/2029	188.9	188.9	200.6	0.05%
Levine Daycare Inc dba Kids R Kids	(#,^)	415 Woodbury Rd, Orlando, FL 32828	Social Assistance	Term Loan	Prime plus 2.75%	1/5/2029	203.1	203.1	206.8	0.05%
The Altitude Group LLC	(#,^)	949 A Clint Moore Rd, Boca Raton, FL 33487	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/4/2029	105.3	105.3	104.6	0.03%
Access Staffing, LLC	(#,^)	360 Lexington Ave 8th Floor, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/4/2029	146.1	146.1	144.8	0.04%
York Concrete Corp	(#,^)	1 Plumb CT., Huntington Station, NY 11746	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2043	183.9	183.9	207.6	0.05%
Swantown Inn and Spa, LLC	(#,^)	1431 11th Ave SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus 2.75%	1/3/2029	10.2	10.2	10.8	—%
Hernando Beach Motel LLC,The Purple Cow House o APancake AInc.	(#,^)	4291 Shoal Line Blvd, Hernando Beach, FL 34607	Accommodation	Term Loan	Prime plus 2.75%	11/30/2043	212.2	212.2	239.6	0.06%
Water Station Holdings LLC	(#,^)	1104 N Keystone Ave, Indianapolis, IN 46201	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/30/2028	491.9	491.9	508.7	0.13%
Cabrera's Auto Services LLC	(#,^)	2206 N Central Ave, Chicago, IL 60639	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2043	76.5	76.5	86.4	0.02%
Luxury Furniture, Inc.dba Venicasa & Luxe Home Interiors	(#,^)	13762 W State Rd 84, Davie, FL 33325	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2028	93.2	93.2	98.1	0.02%
Microplex Co, Third Market LLC	(#,^)	244 Spokane Ave, Whitefish, MT 59937	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/30/2028	123.0	123.0	121.9	0.03%
Littleton Food and Spirits LLC.	(#,^)	235 North Mosby Ave, Littleton, NC 27850	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2044	420.9	420.9	475.2	0.12%
JJB Production LLC	(#,^)	458 N 7th St., Newark, NJ 7107	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/29/2028	5.5	5.5	5.4	—%
Albert M. Quashie, DDS, PC	(#,^)	3331 Toledo Terrace Ste 308, Hyattsville, MD 20782	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/29/2043	59.5	59.5	67.2	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sky Wonder Pyrotechnics, LLC dba Sky Wonder Fire and Safety Gear Up Te	(#,^)	3626 CR 203, Liverpool, TX 77577	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/28/2043	419.9	419.9	474.0	0.12%
Extreme Granite Corp	(#,^)	251 NW 1st St., Deerfield Beach, FL 33441	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/28/2043	176.9	176.9	199.7	0.05%
Level Up Gaming, Inc	(#,^)	1132 Creighton Rd, Pensacola, FL 32504	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/28/2043	84.9	84.9	95.8	0.02%
True Love Christian Academy LLC	(#,^)	466 E Raines Rd, Memphis, TN 38109	Social Assistance	Term Loan	Prime plus 2.75%	12/28/2043	39.6	39.6	44.7	0.01%
BEK Holdings LLC, Veseli Fine Art Galleries, LLC, Trusted.com LLC, Exe	(#,^)	12930 Worldgate Dr, Herndon, VA 20170	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	947.4	947.4	1,003.8	0.25%
M.A.W. Enterprises LLC dbaY-Not Pizza	(#,^)	45 E Main St., New Palestine, IN 46163	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/21/2028	16.8	16.8	17.1	—%
Thames Aquatic Club, LLC	(#,^)	14 Iron St., Ledyard, CT 6339	Educational Services	Term Loan	Prime plus 2.75%	10/21/2029	35.2	35.2	37.6	0.01%
On Call Electrical of Georgia LLC	(#,^)	2120 Plaster Bridge Rd NE, Atlanta, GA 30324	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/20/2043	619.8	619.8	699.7	0.18%
Commonwealth Warehouse Inc	(#,^)	11013 Kenwood Rd., Cincinnati, OH 45242	Warehousing and Storage	Term Loan	Prime plus 2.75%	12/20/2028	315.4	315.4	323.5	0.08%
K & A Automotive Inc	(#,^)	2070 Nooseneck Hill Rd, Coventry, RI 2816	Gasoline Stations	Term Loan	Prime plus 2.75%	11/19/2043	115.2	115.2	130.1	0.03%
High Desert Transport, Inc.	(#,^)	2973 Via Meridiana, Henderson, NV 89012	Truck Transportation	Term Loan	Prime plus 2.75%	12/19/2028	55.7	55.7	56.1	0.01%
Cali Fit Meals	(#,^)	3450 East Orangethrope Ave, Anaheim, CA 92806	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	46.6	46.6	46.2	0.01%
Cocomo Joe's LLC	(#,^)	3949 New Rd, Youngstown, OH 44515	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	0.5	0.5	0.5	—%
Saunders Management LLC dba Northern Light Espresso Bar and Cafe	(#,^)	536 Spruce St, Scranton, PA 18503	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2028	30.2	30.2	32.0	0.01%
Beau & HB Inc dba Beau's Billiard, Bowling & Arcade	(#,^)	100 Village Rd, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	33.1	33.1	34.8	0.01%
Beau & HB Inc dba Beau's Billard, Bowling & Arcade	(#,^)	100 Village RD, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/16/2043	66.5	66.5	75.0	0.02%
Schafer Fisheries Inc.	(#,^)	21985 Waller Rd, Fulton, IL 61252	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/14/2028	41.2	41.2	43.6	0.01%
US Dedicated LLC	(#,^)	13410 SE 26th Circle, Vancouver, WA 98683	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2028	350.4	350.4	349.3	0.09%
Salon Femi LLC	(#,^)	1107 BRd St., Bloomfield, NJ 7003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/9/2028	5.6	5.6	5.8	—%
McNeill Stokes	(#,^)	5372 Whitehall Pl SE, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2028	5.0	5.0	4.9	—%
Vancole Investments, Inc. dba Smoothie King #913	(#,^)	876 Virginia Ave, Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/7/2044	394.9	394.9	445.8	0.11%
Peter Thomas Roth Labs LLC and June Jacobs Labs, LLC	(#,^)	460 Park Ave, Floor 16, New York, NY 10022	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/1/2028	242.2	242.2	239.5	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Modutech Marine Inc	(#,^)	2218 Marine View Dr, Tacoma, WA 98422	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/1/2028	279.7	279.7	296.3	0.07%
Abington Caregivers, LLC	(#,^)	7804 Montgomery Ave Unit 3-6, Elkins Park, PA 19027	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2043	118.8	118.8	134.1	0.03%
Steele Security, LLC dba Signal 88 Security of San Antonio	(#,^)	11230 West Ave, Ste 2210, San Antonio, TX 78213	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/31/2028	80.5	80.5	80.1	0.02%
C.A.T.I. Armor, LLC	(#,^)	435 Packard Hwy, Charlotte, MI 48813	Apparel Manufacturing	Term Loan	Prime plus 2.75%	10/30/2043	198.3	198.3	223.9	0.06%
Organic Juice Bar Wexford LLC dba The OJB "The Organic Juice Bar"	(#,^)	1500 Village Run Rd, Wexford, PA 15090	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2029	61.2	61.2	61.3	0.02%
UK, LLC dba Pita Pit	(#,^)	20038 West Valley HWY, Kent, WA 98032	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2029	46.6	46.6	47.0	0.01%
Ohio Gold & Pawn LLC, Our New Building LLC and Corey Fischer	(#,^)	3970 Everhard Rd, NW, Canton, OH 44709	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/26/2028	108.4	108.4	114.8	0.03%
The Face Place, LLC dba Classic Aesthetics	(#,^)	4268 Cahaba Heights CT Ste 115, Vestavia, AL 35243	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/25/2028	7.4	7.4	7.3	—%
Bellas Sports Pub, Inc dba Brewmasters Tavern	(#,^)	1152 Main St., Coventry, RI 2816	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2043	65.3	65.3	73.7	0.02%
Shovels and Whiskey LLC	(#,^)	446 SE Washington St, Hillsboro, OR 97123	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	10/16/2043	72.1	72.1	81.4	0.02%
Cater To You Agency, LLC, dba Cater To You	(#,^)	1319 Sherrick Rd SE, Canton, OH 44707	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/11/2043	21.2	21.2	24.0	0.01%
Faydon, Inc	(#,^)	1905 W Baker St., Ste A, Plant City, FL 33567	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/10/2028	55.3	55.3	58.6	0.01%
MB Click It Photography, LLC	(#,^)	100 Manchester Ranch Place, Aynor, SC 29511	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/10/2043	36.1	36.1	40.8	0.01%
Apps Inc and Market Share Inc.	(#,^)	80 Main St., Old Saybrook, CT 6475	Telecommunications	Term Loan	Prime plus 2.75%	10/5/2028	69.9	69.9	69.1	0.02%
Moore Care LLC	(#,^)	8550 United Plaza Blvd., Baton Rouge, LA 79809	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/4/2028	38.3	38.3	37.8	0.01%
JAM Media Solutions LLC	(#,^)	11 Netherwood Terrace, East Orange, NJ 7017	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2028	768.2	768.2	798.1	0.20%
SwabCo Inc.	(#,^)	2341 East Ellis St., Leveland, TX 79336	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/28/2043	908.2	908.2	1,025.3	0.26%
A-1 Van Sevices, Inc.	(#,^)	154 Sandy Creek Rd, Verona, PA 15147	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/28/2028	77.4	77.4	82.1	0.02%
Throop Family Holdings, Inc	(#,^)	7130 Crater Lake, White City, OR 97603	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2043	604.1	604.1	682.1	0.17%
La Venezia Corporation dba La Venezia Ballroom & Robertos Lounge	(#,^)	4646 SE 11th Place, Cape Coral, FL 33904	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2043	311.1	311.1	351.3	0.09%
Burd Brothers Inc.	(#,^)	4005 Borman Dr, Batavia, OH 45103	Truck Transportation	Term Loan	Prime plus 2.75%	9/28/2028	357.7	357.7	378.2	0.09%
Rami Technology USA, LLC	(#,^)	10400 NW 33rd St., Miami, FL 33172	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	131.2	131.2	135.8	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Blackwater Diving, LLC	(#,^)	112 Forrest Rd, Morgan City, LA 70380	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2028	583.5	583.5	604.9	0.15%
Blue Seven, LLC	(#,^)	11111 San Jose Blvd, Ste 70, Jacksonville, FL 32223	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2029	42.4	42.4	44.3	0.01%
Quality Electric & Data	(#,^)	85 Franklin Rd Unit 9B, Dover, NJ 7801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2028	72.4	72.4	76.3	0.02%
LG Law Center, Inc	(#,^)	15452 Amar Rd, La Puente, CA 91744	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2028	10.9	10.9	11.3	—%
Quality Electric & Data Inc.	(#,^)	85 Franklin RD Unit 9B, Dover, NJ 7801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2043	121.8	121.8	137.5	0.03%
TFR Transit Inc, The Free Ride Inc, South Florida Free Ride Inc.,Tag-A	(#,^)	777 South Flagler Dr Ste 800W, West Palm Beach, FL 33401	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	90.9	90.9	95.3	0.02%
Action Barricade Company, LLC and Barricade Holding LLC	(#,^)	208 South 67th Ave, Phoenix, AZ 85043	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/27/2028	228.2	228.2	240.6	0.06%
Dentistry By Design, P.C	(#,^)	315 Walt Whitman Rd Ste 204-205, South Huntington, NY 11746	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2028	10.9	10.9	11.3	—%
US Shipping Trans Inc, Esteem Trucking Inc	(#,^)	16102 Sweetwater Court, Lathrop, CA 95330	Truck Transportation	Term Loan	Prime plus 2.75%	9/26/2028	582.6	582.6	618.4	0.16%
LTS School, Inc.	(#,^)	3731 NW 9th Ave, Deerfield Beach, FL 33064	Educational Services	Term Loan	Prime plus 2.75%	9/26/2043	95.0	95.0	107.2	0.03%
Above and Beyond Preschool LLC	(#,^)	672-678 Camellia Dr, Royal Palm Beach, FL 33411	Social Assistance	Term Loan	Prime plus 2.75%	9/26/2043	518.9	518.9	585.8	0.15%
Bhatti LLC, Bhatti 3 LLC, dba Auntie Annes	(#,^)	7219 Silver Mist Ave, North Chesterfield, VA 23237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/25/2028	90.9	90.9	94.4	0.02%
Phillip Ramos Upholstery Inc.	(#,^)	3835 Elm St., Denver, CO 80207	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2028	11.2	11.2	11.6	—%
Southern Services and Equipment, Inc	(#,^)	321 Bayou Rd, Saint Bernard, LA 70085	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2028	317.6	317.6	333.9	0.08%
MillClem Corporation & Monticello Corporation	(#,^)	16660 Oak St., Dillwyn, VA 22936	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/21/2043	310.6	310.6	350.6	0.09%
Southern Services and Equipment, Inc.	(#,^)	321 Bayou Rd, Saint Bernard, LA 70085	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2043	200.3	200.3	226.1	0.06%
DC Lofty, LLC,	(#,^)	301 I St. NW, Washington, DC 20001	Accommodation	Term Loan	Prime plus 2.75%	9/21/2028	16.4	16.4	16.9	—%
The Garden Club, LLC	(#,^)	125 South DuBuque St., Iowa City, IA 52240	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/21/2028	4.9	4.9	5.1	—%
M&P RV LLC dba M&P RV	(#,^)	10 Century Lane, Dillsburg, PA 17019	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/19/2043	99.5	99.5	112.4	0.03%
C3 Capital, Inc	(#,^)	10010 N. Hampton Cove Lane, Indianapolis, IN 46236	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/19/2028	460.8	460.8	487.2	0.12%
Watearth Inc	(#,^)	445 South Figuerora Ste 3128, Los Angeles, CA 90071	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/19/2028	16.4	16.4	16.8	—%
Dash Point Distributing LLC, Dash Point Logistics LLC and Sara Consal	(#,^)	35000 Pacific Hwy, Federal Way, WA 98003	Truck Transportation	Term Loan	Prime plus 2.75%	9/19/2028	406.5	406.5	418.4	0.11%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Super Station Inc	(#,^)	8855 N Country Rd 25A, Pique, OH 45356	Gasoline Stations	Term Loan	Prime plus 2.75%	9/19/2043	196.4	196.4	221.7	0.06%
E & G Enterprises LLC dba Comfort Keepers	(#,^)	220 Middle St., Franklin, VA 23851	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/18/2028	4.4	4.4	4.5	—%
DB Talak LLC	(#,^)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/18/2043	147.2	147.2	166.2	0.04%
Culmination Motorsports, Inc.	(#,^)	160 W 91st Ave, Unit B, Anchorage, AK 99515	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2043	524.8	524.8	592.5	0.15%
Glendale Grill Inc, Roddy Cameron, Jr & John K Symasko	(#,^)	65 Glendale St., Easthampton, MA 1027	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2043	164.1	164.1	185.3	0.05%
Pastel de Feira LLC dba Original Pastel De Feira	(#,^)	4244 Pine Ridge CT, Weston, FL 33331	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2028	4.4	4.4	4.6	—%
L&M Equipment, Inc	(#,^)	Mile 2.5 Alaska Peninsula Hwy, Naknek, AK 99633	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/14/2043	1,172.4	1,172.4	1,323.7	0.33%
Baby's on Broadway LLC	(#,^)	47 East BRdway, Little Falls, MN 56345	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/14/2028	36.3	36.3	38.1	0.01%
J & C Garcia LLC	(#,^)	26 BRd St., Alexander City, AL 35010	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/14/2028	53.8	53.8	55.7	0.01%
Innovim LLC	(#,^)	6401 Golden Triangle Dr Ste 200, Greenbelt, MD 20770	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/14/2028	80.0	80.0	82.3	0.02%
QBS, LLC dba Sterling Optical Exton	(#,^)	211 W Lincoln Hwy, Exton, PA 19341	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/14/2028	59.1	59.1	61.0	0.02%
Underground Productions LLC dba 31 Escape	(#,^)	1731 Decatur Hwy, Fultandale, AL 35068	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2043	92.7	92.7	104.6	0.03%
Innovative Network Solutions Inc	(#,^)	31567 West 10 Mile Rd, Farmington Hills, MI 48336	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/13/2028	91.3	91.3	94.7	0.02%
Rancho Paving, Inc	(#,^)	339 Cypress Lane, El Cajon, CA 92020	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/10/2028	146.2	146.2	154.9	0.04%
Asheville Spine and Nerve Institute PC	(#,^)	190 BRdway St Ste 205, Asheville, NC 28801	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2043	84.0	84.0	94.8	0.02%
Pelican Executives Suites, LLC	(#,^)	2200 Colorado Ave Sutie 131, Santa Monica, CA 90404	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/7/2028	260.9	260.9	268.5	0.07%
MurlinComputerCompany LLC dba Murlin Computer,	(#,^)	1014 Thompson Blvd Ste 38B, Sedalia, MO 65301	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/7/2028	11.3	11.3	11.7	—%
Pool Guard of LA	(#,^)	10866 Washington Blvd, Apartment #24, Culver City, CA 90232	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/7/2028	16.3	16.3	16.8	—%
Living Centers Inc. dba Veranda House Senior Living	(#,^)	5129 E 5th St, Katy, TX 77493	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	8/31/2043	394.9	394.9	445.9	0.11%
XL Soccer World Orlando. LLC, XL Soccer World Saco LLC, XL Sports Worl	(#,^)	825 Courtland St., Orlando, FL 32804	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/30/2043	421.4	421.4	475.7	0.12%
Extreme Engineering, Inc.	(#,^)	598 Oliver Dr, Troy, MI 48084	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/29/2028	90.0	90.0	92.8	0.02%
Kotyark LLC dba Gibsonton Motel	(#,^)	11545 US Hwy 41S, Gibsonton, FL 33534	Accommodation	Term Loan	Prime plus 2.75%	8/29/2043	77.3	77.3	87.2	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

ARVAmethod LLC	(#,^)	516 N Ogden Ave # 150, Chicago, IL 60642	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2028	1.7	1.7	1.8	—%
Greenfield Hill Wines & Spirits, LLC	(#,^)	65 Hillside Rd, Fairfield, CT 6824	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2028	66.2	66.2	68.4	0.02%
Graphish Studio, Inc.	(#,^)	231 Main St., Stamford, CT 6901	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2028	5.4	5.4	5.6	—%
Atlas Geo-Constructors LLC	(#,^)	3466 Thomasville Rd Winston, Winston-Salem, NC 27107	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/24/2028	58.2	58.2	61.8	0.02%
Wearware Inc dba FlyWire Cameras	(#,^)	2204 Blackmoor Park Lane, Lexington, KY 40509	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	16.2	16.2	16.8	—%
Montana Life Group, LLC	(#,^)	8 N 9th Ave, Bozeman, MT 59715	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/24/2028	5.4	5.4	5.6	—%
Finn & Emma LLC	(#,^)	1275 Bloomfield Ave Building 5 Unit 28B, Fairfield, NJ 7004	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/24/2028	90.2	90.2	92.8	0.02%
Zash LLC dba Papa Murphy's take 'N' Bake Pizza	(#,^)	2303 White Bear Ave, Maplewood, MN 55025	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2028	30.4	30.4	31.7	0.01%
Buffalo Biodiesel Inc.	(#,^)	225 Sawyer Ave, Tonawanda, NY 14150	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/21/2028	964.3	964.3	1,022.9	0.26%
GeoTek Alaska, Inc	(#,^)	2756 Commercial Dr, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/17/2044	119.6	119.6	135.0	0.03%
ATI Jet, Inc.	(#,^)	7007 Boeing Dr, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	8/16/2028	144.2	144.2	152.1	0.04%
Lewins Law, P.C.	(#,^)	7920 Belt Line Rd Ste 650, Dallas, TX 75254	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/16/2028	13.0	13.0	13.3	—%
GS Bath Inc	(#,^)	5335 E Kaviland Ave, Fresno, CA 93725	Truck Transportation	Term Loan	Prime plus 2.75%	8/15/2028	385.9	385.9	411.1	0.10%
Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 78257	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/14/2028	32.4	32.4	33.8	0.01%
Crystal Shores Inc. dba Shorewood Laundromat	(#,^)	700 West Jefferson St., Shorewood, IL 60404	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/9/2028	16.1	16.1	16.7	—%
David D. Sullivan dba DMS Construction	(#,^)	6400 Charwood Place, Bakersfield, CA 93306	Specialty Trade Contractors	Term Loan	6%	8/9/2028	9.9	9.9	9.4	—%
Palanuk & Associates, Inc.dba Wolfpk	(#,^)	28110 SE Fern Dr, Boring, OR 97009	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/8/2028	73.8	73.8	76.1	0.02%
CJNR, LLC	(#,^)	208 East Main St., Elma, WA 98541	Accommodation	Term Loan	Prime plus 2.75%	8/7/2043	114.0	114.0	128.7	0.03%
Mercedes Cab Company, Inc	(#,^)	35 Alden St., Province Town, MA 2657	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/7/2028	92.2	92.2	95.7	0.02%
Ron's Pool and Spa Services LLC	(#,^)	1419 NE 30th St., Pompano, FL 33064	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/3/2028	2.7	2.7	2.8	—%
Alma Jacobsen,ODD Family Eye Care & Contact Lens LLC	(#,^)	1700 Nottingham Way Ste 12A, Hamilton, NJ 8619	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	8/3/2028	43.3	43.3	44.8	0.01%
20th Century Lanes, Inc dba West Seattle Bowl	(#,^)	4505 39 Ave SW, Seattle, WA 98116	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/3/2028	84.4	84.4	89.3	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Millwork Unlimited, Incorporated	(#,^)	8264 Pine Cay Rd, Wellington, FL 33414	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	8/2/2028	5.4	5.4	5.6	—%
Accel Compression Inc., Accel Workover Services, Inc	(#,^)	4500 S Country Rd, Odessa, TX 79765	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2043	286.2	286.2	323.1	0.08%
Accel Compression Inc., Accel Workover Services Inc. dba Mica Tool & T	(#,^)	4500 S. Country Rd 1310, Odessa, TX 79765	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2028	347.9	347.9	367.4	0.09%
Samy Optical LLC dba Site for Sore Eyes	(#,^)	1350 Travis Blvd Ste 1507A, Fairfield, CA 94533	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/1/2028	60.1	60.1	61.9	0.02%
CSL Services Inc	(#,^)	7905 Browning Rd, Ste.312,314,316, Pennsauken, NJ 8109	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/27/2028	390.3	390.3	408.1	0.10%
Nunez Enterprises Corporation dba La Casa	(#,^)	3330 Piedmont RD NE, Atlanta, GA 30305	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/26/2028	4.6	4.6	4.8	—%
Relevant Elephant ,LLC	(#,^)	ON320 Woodvale St, Winfield, IL 60190	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2028	3.9	3.9	4.0	—%
TR Nails, LLC dba Simple Nails	(#,^)	158 Great Rd, Bedford, MA 1730	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/20/2028	44.6	44.6	45.9	0.01%
ZA Trucking LLC	(#,^)	5945 York Way, East Lansing, MI 48823	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2028	3.7	3.7	4.0	—%
674 Club LLC	(#,^)	674 N Orleans, Chicago, IL 60654	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2043	253.2	253.2	285.9	0.07%
Smart-tel Communications LLC	(#,^)	9720 W. Colfax Ave Ste 100, Lakewood, CO 80215	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2028	15.0	15.0	16.0	—%
Mother's Cantina LLC dba Mother's Cantina	(#,^)	2810 Philadephia Ave Unit #10, Ocean City, MD 21842	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/13/2028	49.0	49.0	50.7	0.01%
HQTRONICS LLC	(#,^)	10135 South Roberts Rd Ste 209, Palos Hills, IL 60465	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/13/2028	44.5	44.5	45.8	0.01%
Smoove Move Productions, LLC dba Smoove Move Productions	(#,^)	3932 North 16th St., Omaha, NE 68110	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	7/12/2028	7.6	7.6	8.1	—%
Vital Inspection Professionals, Inc. dba VIP	(#,^)	180 Airpark Industrial Rd, Alabaster, AL 35007	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/3/2028	221.9	221.9	234.2	0.06%
US Cargo Express, LLC	(#,^)	4735 22 Mile Rd, Utica, MI 48317	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/2/2043	78.9	78.9	89.1	0.02%
Bio-Haz Solutions, Inc.	(#,^)	23 Tonoli Rd, Nesquehoning, PA 18240	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/29/2044	348.6	348.6	393.6	0.10%
M J Losito Electrical Contractor's, Inc	(#,^)	98 Wooster St., Bethel, CT 6801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2028	8.2	8.2	8.6	—%
Bio-Haz Solutions, Inc	(#,^)	23 Tonolli Rd, Nesquehoning, PA 18240	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/29/2029	190.6	190.6	203.3	0.05%
Corptek Solutions LLC	(#,^)	2363 N. Hwy # 287 Ste # 111, Mansfield, TX 76063	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2028	33.5	33.5	34.4	0.01%
Critter Cabana, LLC dba Critter Cabana	(#,^)	516 East Main St., Newberg, OR 97132	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/28/2028	47.5	47.5	48.8	0.01%
Nick's Country Kitchen, LLC	(#,^)	3 Flanders RD, Building #1, Bethlehem, CT 6751	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2028	15.9	15.9	16.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Bengals, Inc. dba Royal Liquor Mart	(#,^)	3714 E State St., Rockford, IL 61108	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/26/2043	99.3	99.3	112.1	0.03%
Peter Thomas Roth Labs LLC, & June Jacobs Labs, LLC,	(#,^)	460 Park Ave, Floor 16, New York, NY 10022	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/26/2028	652.7	652.7	675.6	0.17%
DPF Filters Inc.	(#,^)	2832 Golden State Blvd., Madera, CA 93637	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/25/2028	48.0	48.0	49.6	0.01%
Martha Beauty Supply And Braiding, Inc.	(#,^)	538 E Boughton Rd, Bolingbrook, IL 60440	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/22/2043	130.0	130.0	146.7	0.04%
Sushi Prime, LLC and Vasilia Investments	(#,^)	32 SE 2nd Ave, Delray Beach, FL 33444	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2028	196.1	196.1	204.5	0.05%
The Desert House Assisted Living ,LLC dba The Desert House Assisted Li	(#,^)	11055 E Grove St, Mesa, AZ 85208	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/22/2043	73.4	73.4	82.9	0.02%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	300 Harold Dow Hwy, Eliot, ME 3903	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2028	100.5	100.5	106.2	0.03%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	300 Harold Dow Hwy, Elliot, ME 3903	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2043	227.3	227.3	256.6	0.06%
Jones Roger Sherman Inn, Inc.	(#,^)	195 Oenoke Ridge, New Canaan, CT 6840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2028	334.5	334.5	355.6	0.09%
Colovic Hackettstown Dairy LLC	(#,^)	22 Route 57, Hackettstown, NJ 7840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2043	256.5	256.5	289.6	0.07%
Mid America Motorworks, Inc and Yager Holdings L.P	(#,^)	2900 North 3rd St., Effingham, IL 62401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/19/2043	265.9	265.9	300.2	0.08%
Schumacker Recreation, LLC	(#,^)	5325 S University Dr, Davie, FL 33328	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/18/2028	105.8	105.8	112.5	0.03%
Allen Theatre and Back Stage Cafe LLC	(#,^)	36 East. Main St., Annville, PA 17003	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/18/2043	117.6	117.6	132.8	0.03%
Softrol Systems Inc dba Softrol Systems	(#,^)	1100 Northpoint Pkwy SE, Acworth, GA 30102	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/15/2028	622.1	622.1	641.2	0.16%
Venzix Ventures Inc. dba Venzix	(#,^)	750 Legend Oak Dr, Fountain, CO 80817	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/15/2028	6.3	6.3	6.7	—%
Oil Palace Inc.	(#,^)	10408 Hwy 64 East, Tyler, TX 75707	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/15/2043	135.8	135.8	153.3	0.04%
Dianne Williams and Louis Williams dba Sweetlips Store	(#,^)	3870 Sweet Lips Rd, Henderson, TN 38340	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/15/2043	43.2	43.2	48.7	0.01%
Tele Tax Express Inc	(#,^)	166 Getty Ave, Paterson, NJ 7503	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2028	15.9	15.9	16.8	—%
E & J Sims Co. LLC	(#,^)	28 BRd St., Bloomfield, NJ 7003	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2028	35.2	35.2	36.6	0.01%
Team Sandy Blanton Realty, Inc	(#,^)	1225 West Gregory St, Pensacola, FL 32502	Real Estate	Term Loan	Prime plus 2.75%	6/14/2043	90.9	90.9	102.6	0.03%
Mastiff Studios LLC	(#,^)	2919 West Colorado Ave, Colorado Springs, CO 80904	Educational Services	Term Loan	Prime plus 2.75%	6/13/2043	39.9	39.9	45.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Camp K-9 Pet Resort & Spa, Inc.	(#,^)	18501 Le Claire Ave, Tinley Park, IL 60478	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/8/2028	5.8	5.8	6.0	—%
Beyond Grooming LLC and Michelle McWatters	(#,^)	1200 Old Martindale Rd, San Marcos, TX 78666	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/8/2043	40.1	40.1	45.3	0.01%
Icebox Cafe, L.C. and Icebox Cafe at Doral,LLC	(#,^)	1855 Purdy Ave, Miami Beach, FL 33139	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2028	612.1	612.1	631.6	0.16%
Sowells Consulting Engineers, LLC	(#,^)	13430 Northwest Freeway #260, Houston, TX 77040	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/6/2028	15.6	15.6	16.0	—%
Hardway Inc and A F C Leasing, Inc	(#,^)	12533 S. 73rd East Place, Bixby, OK 74008	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/6/2028	226.8	226.8	232.8	0.06%
Funtime ,LLC dba Indoor Playgrounds International	(#,^)	13200 West Foxfire Dr Ste 144, Surprise, AZ 85378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2028	206.6	206.6	212.1	0.05%
SSD Designs LLC	(#,^)	10840 Bay Hill Club Dr, Charlotte, NC 28277	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/5/2028	57.2	57.2	58.9	0.01%
BTD Feed & Nutrition, LLC dba Thomaston Feed Cheshire	(#,^)	943 South Main St., Cheshire, CT 6410	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/1/2028	18.7	18.7	19.2	—%
Mastrocinque Restaurant Management Company LLC dba Santionii's Itali	(#,^)	3535 Hwy 17 Unit 14 &15, Fleming Island, FL 32003	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2028	44.2	44.2	47.0	0.01%
Awan Business Management Group LLC, Awan Sign Company lLLC &Awan Promo	(#,^)	14429 South Wallin Dr, Plainfield, IL 60544	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2043	257.2	257.2	290.4	0.07%
Crowley Ventures, LLC	(#,^)	665 Worthington Rd, Westerville, OH 43082	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2028	52.1	52.1	53.7	0.01%
Starship, LLC dba Tint World Smyrna	(#,^)	2274 S Atlanta Rd SE, Smyrna, GA 30080	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/25/2043	91.8	91.8	103.7	0.03%
Adow Pools LLC	(#,^)	393 Glenbrook Rd, Stamford, CT 6906	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	124.1	124.1	128.2	0.03%
Ocean Breeze Holdings, LLC, Ocean Beach Resort LLC & Ocean Breeze LanC	(#,^)	3 Williams Ave, Mystic, CT 6355	Accommodation	Term Loan	Prime plus 2.75%	5/25/2043	1,245.1	1,245.1	1,405.7	0.35%
Broadalbin Properties LLC dba Broadalbin Hotel & 1854 Pub & Eatery	(#,^)	59 West Main St, Broadalbin, NY 12025	Accommodation	Term Loan	Prime plus 2.75%	10/25/2043	190.1	190.1	214.7	0.05%
Dream Spa LLC and Dream Spa Greenwich LLC	(#,^)	1220 Post Rd East, Westport, CT 6880	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	75.6	75.6	77.9	0.02%
DMA Equipment LLC	(#,^)	700 Lee St., Elk Grove Village, IL 60007	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/24/2043	251.5	251.5	284.0	0.07%
Chem-Flotronics, Inc.	(#,^)	195 Paterson Ave, Little Falls, NJ 7424	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/22/2028	69.8	69.8	72.1	0.02%
Mark A Espinoza, DDS PLLC dba Central Dental Care	(#,^)	9315 N Central Ave, Phoenix, AZ 85020	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	44.0	44.0	45.2	0.01%
Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 78550	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/16/2028	104.4	104.4	108.9	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Joshua One Limited Liability Company dba Genesis Personal Fitness	(#,^)	28 North State St. Unit 100, Newtown, PA 18940	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/16/2043	299.2	299.2	337.8	0.08%
Fireplace Outlet Inc	(#,^)	8216 Main St., Williamsville, NY 14221	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/15/2028	12.7	12.7	13.5	—%
James T. Hendel dba Autotexx Mobile Auto Repair	(#,^)	5857 Hwy101 North, Rockmart, GA 30153	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2028	5.2	5.2	5.6	—%
Circle and Square, Inc dba Stamford Kumon	(#,^)	50 Forest St. Ste 902, Stamford, CT 6901	Educational Services	Term Loan	Prime plus 2.75%	5/11/2028	32.0	32.0	32.9	0.01%
Daniel Woodward, DC PLLC dba Doc's Body Shop	(#,^)	3084 N Goliad St., Ste 114, Rockwall, TX 75087	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/11/2028	23.7	23.7	24.3	0.01%
Baby Gentry's Childcare & Learning Academy	(#,^)	4203 Shenandoah Dr, Dayton, OH 45417	Social Assistance	Term Loan	Prime plus 2.75%	5/10/2028	7.9	7.9	8.1	—%
Buy Gitomer Inc., Gitgo LLC.,GitGo Archives, LLC, and Jeffrey Gitomer	(#,^)	310 Arlington Ave Unit 329, Charlotte, NC 28203	Educational Services	Term Loan	Prime plus 2.75%	5/9/2043	676.3	676.3	763.6	0.19%
Container Shipping, LLC	(#,^)	533 Nova Rd Ste 213B, Ormond Beach, FL 32174	Support Activities for Transportation	Term Loan	Prime plus 2.75%	5/4/2028	34.9	34.9	35.8	0.01%
Wilbur Standford Jr Trucking and Excavating, LLC	(#,^)	7505 North Chases Lake Rd, Watson, NY 13343	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/3/2028	167.6	167.6	177.3	0.04%
Olmsted LLC and 626 Van LLC dba Maison Yaki	(#,^)	659 Vanderbilt Ave, Brooklyn, NY 11238	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/1/2029	176.8	176.8	184.2	0.05%
Brenden Kehren Development LLC	(#,^)	14689 Gemara Rd, Sparta, WI 54656	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	2.1	2.1	2.1	—%
Metropolitan Solutions Inc.	(#,^)	1420 Chestnut St., Portsmouth, VA 23704	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2043	164.9	164.9	186.2	0.05%
Corona Dance, LLC dba Huracan Dance Studio	(#,^)	480 West Main St., Stamford, CT 6902	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/30/2028	8.1	8.1	8.3	—%
Sunlinc Inc	(#,^)	170 Canterbury Court, East Windsor, NJ 8520	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	6.7	6.7	6.9	—%
Saltamontes Tire Company, LLC	(#,^)	1955 Boston Ave, Brodgeport, CT 6604	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2043	95.4	95.4	107.7	0.03%
Rory James Contracting LLC	(#,^)	33 Bennett Place, Amityville, NY 11701	Construction of Buildings	Term Loan	Prime plus 2.75%	4/27/2028	11.1	11.1	11.4	—%
Kastoria Inc. dba Bantam Pizza	(#,^)	768 Bantam Rd, Bantam, CT 6750	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2028	10.4	10.4	10.7	—%
Little Angels Daycare and Learning Center LLC	(#,^)	4551 Summit Blvd, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2043	149.5	149.5	168.8	0.04%
LMH Optics LLC dba Sterling Optical	(#,^)	1272 Smallwood Dr West, Waldorf, MD 20603	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2028	34.5	34.5	35.5	0.01%
RWT Corporation dba Welding Works	(#,^)	32 New Rd, Madison, CT 6443	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2043	198.1	198.1	223.6	0.06%
K&S Hardware LLC	(#,^)	1865 W Wayzata Blvd, Long Lake, MN 55356	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/26/2028	15.5	15.5	16.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Pledge 4 Hope LLC	(#,^)	53 Bayberry Loop South, Purvis, MS 39475	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/26/2028	9.7	9.7	10.0	—%
RWT Corporation dba Welding Works	(#,^)	32 New Rd, Madison, CT 6443	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	294.7	294.7	307.2	0.08%
Matrix Z, LLC	(#,^)	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	64.6	64.6	68.3	0.02%
Joe & Sons Service, Inc	(#,^)	855 Atwood Ave, Cranston, RI 2920	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/24/2028	71.4	71.4	75.9	0.02%
Spitnale's Garage LLC	(#,^)	3761 Mahoning Ave, Youngstown, OH 44515	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	56.1	56.1	63.4	0.02%
Just for Boats LLC	(#,^)	459 Dupre Rd, McClellanville, SC 29458	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	16.3	16.3	18.4	—%
Veterinary Preventive Care, LLC	(#,^)	945 Riverview Ct, Xenia, OH 45385	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/18/2028	32.3	32.3	33.5	0.01%
Rosemarie Products Company LLC	(#,^)	5400 Crooked Tree Dr, Mason, OH 45040	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	4/18/2028	10.4	10.4	10.6	—%
A New Dawn Psychotherapy Associates, LLC	(#,^)	308 E BRd St, Bethlehem, PA 18018	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2043	81.4	81.4	91.9	0.02%
Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AZ 71701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2043	20.9	20.9	23.6	0.01%
Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AR 71701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2028	27.3	27.3	28.7	0.01%
Southern Oaks Athletic Club, LLC	(#,^)	15253 Shenandoah Ave, BATON ROUGE, LA 70817	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/17/2043	341.3	341.3	385.3	0.10%
Patricia A. Freeman & Samuel C. Freeman dba Teenas Pizza	(#,^)	35 E Main St., Pekin, IN 47165	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2043	38.9	38.9	43.9	0.01%
Precision Components Group Inc	(#,^)	190 Doty Circle, West Springfield, MA 1089	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/11/2028	15.5	15.5	16.3	—%
Sexy Nails Center LLC	(#,^)	57 Passaic St., Garfield, NJ 7026	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/10/2043	188.4	188.4	212.7	0.05%
Mark Baker	(#,^)	1653 Evalie Dr, Fairfield, OH 45014	Truck Transportation	Term Loan	Prime plus 2.75%	4/9/2028	6.8	6.8	7.0	—%
Innovation Transport LLC	(#,^)	1 International Blvd, Ste 400, Mahwah, NJ 7495	Truck Transportation	Term Loan	Prime plus 2.75%	4/6/2028	36.0	36.0	37.9	0.01%
Newsome Mobile Notary LLC	(#,^)	8153 12th Ave SW, Seattle, WA 98106	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/5/2028	3.6	3.6	3.7	—%
Shree Lakshminarayyn Grocery Stores LLC	(#,^)	3307 Charles St., Rockford, IL 61108	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2043	111.6	111.6	126.0	0.03%

Alaska Industrial Paint LLC	(#,^)	229 Whitney Rd Unit B, Anchorage, AK 99501	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2043	207.1	207.1	233.8	0.06%
GQ Investments,LLC	(#,^)	5772 Miami Lakes Dr East, Miami, FL 33014	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	143.8	143.8	148.6	0.04%
Romancing the Stone	(#,^)	140 Centre of New England Blvd, Coventry, RI 2816	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2043	325.2	325.2	367.2	0.09%
Alaska Industrial Paint LLC	(#,^)	229 Whitney Rd, Unit B, Anchorage, AK 99501	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2028	85.2	85.2	90.6	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Michael S Brown Physical Therapy, P.C	(#,^)	300 Hempstead Tpke Ste. 3 & 4, Hempstead, NY 11552	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2028	66.5	66.5	68.2	0.02%
Fifth Wheel Truck Stop 001	(#,^)	3767 S Golden State Blvd, Fresno, CA 93725	Gasoline Stations	Term Loan	Prime plus 2.75%	3/30/2043	1,067.1	1,067.1	1,204.8	0.30%
America's Little Leaders Academy, Inc	(#,^)	2570 NW 152nd Terrace, Opa-Locka, FL 33054	Social Assistance	Term Loan	Prime plus 2.75%	3/30/2043	20.9	20.9	23.6	0.01%
Technical Ordnance Solutions,LLC	(#,^)	9950 Business Circle, Ste 13, Naples, FL 34112	Fabricated Metal Product Manufacturing	Term Loan	7.75%	3/30/2028	913.0	913.0	869.1	0.22%
Payne's Environmental Services LLC	(#,^)	5617 Causeway Blvd, Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2028	154.9	154.9	162.6	0.04%
Kaz Wellness, LLC dba Grounded Wellness Center	(#,^)	104 Clover Court, Bartlett, IL 60103	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2028	10.9	10.9	11.3	—%
Lou & Choo Enterprises Inc.	(#,^)	2101 West Hunting Park Ave, Philadelphia, PA 19140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2044	101.3	101.3	114.4	0.03%
Cartwright Termite & Pest Control Inc. and Cartwright Termite &Pest Co	(#,^)	1376 BRdway, El Cajon, CA 92021	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2028	152.6	152.6	159.6	0.04%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	1145 13th Ave East, Palmetto, FL 34221	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2028	115.6	115.6	120.8	0.03%
Corning Lumber Company Inc & Frank R Close & Son Inc dba True Valley C	(#,^)	111 E. Laurel St., Willows, CA 95988	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/28/2028	59.8	59.8	63.4	0.02%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	1145 13th Ave East, Palmetto, FL 34221	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2043	205.2	205.2	231.7	0.06%
Montage Mountain Resorts, LP	(#,^)	1000 Montage Mountain Rd, Scranton, PA 18505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/28/2043	1,160.9	1,160.9	1,310.7	0.33%
K.C. Communications, Inc.	(#,^)	2715 Saturn St., Brea, CA 92821	Telecommunications	Term Loan	Prime plus 2.75%	3/27/2028	42.7	42.7	45.3	0.01%
Aque Investment Group LLC	(#,^)	3838 N. Sam Houston Pkwy E, Houston, TX 77032	Real Estate	Term Loan	Prime plus 2.75%	3/23/2028	181.4	181.4	192.4	0.05%
Cable Management, LLC	(#,^)	200 Pratt St., Meriden, CT 6450	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	54.9	54.9	58.0	0.01%
New York Label & Box Corp	(#,^)	50 Oval Dr, Islandia, NY 11749	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2043	1,197.8	1,197.8	1,352.3	0.34%
Kajun Martial Arts LLC	(#,^)	36546 Mission St., Prairieville, LA 70769	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2028	15.4	15.4	15.8	—%
Sofasco, Inc	(#,^)	182 Garber Lane, Winchester, VA 22602	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/23/2043	87.9	87.9	99.2	0.02%
All Regional Recyclers of Wood LLC dba ARROW	(#,^)	104 Wooster St., Bethal, CT 6801	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	89.7	89.7	94.1	0.02%
Denton BioFuels LLC and Amercian BioSource, LLC	(#,^)	624 W. University Dr.#359, Denton, TX 76201	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	65.9	65.9	68.7	0.02%
Sunshine Tents and Event Rentals LLC	(#,^)	2322 SW 58th Terrace, West Park, FL 33023	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/23/2028	42.4	42.4	45.0	0.01%
Shweiki Media Inc dba Study Breaks Magazine	(#,^)	4954 Space Center Dr, San Antonio, TX 78218	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/23/2028	50.4	50.4	53.5	0.01%
GeoTek Alaska, Inc	(#,^)	2756 Commercial Dr, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2043	603.5	603.5	681.4	0.17%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Rexco Foods LLC dba Papa John's	(#,^)	18640 Fm 1488 Ste C, Magnolia, TX 77354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2028	29.0	29.0	29.7	0.01%
RTSP Union LLC	(#,^)	2438 Route 22 East, Union, NJ 7083	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/20/2028	875.6	875.6	916.8	0.23%
Cest Chic Concepts, LLC dba Salon Cest Chic	(#,^)	15231 Hall Station Rd Unit 104, Bowie, MD 20721	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/19/2028	7.7	7.7	7.9	—%
Petroleum Equipment & Services, Inc	(#,^)	5631 Silverado Way Unit G, Anchorage, AK 99518	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/16/2028	171.0	171.0	181.3	0.05%
Camerabots Media, LLC	(#,^)	4501 Ford Ave Ste 207, Alexandria, VA 22302	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/16/2028	10.2	10.2	10.5	—%
CTD Operations Inc	(#,^)	219 Saint Nazaire Rd STE G, Broussard, LA 70518	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2028	46.1	46.1	47.7	0.01%
Rojenco, Inc. dba Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Rd, Williamsburg, VA 23188	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	482.0	482.0	544.1	0.14%
Rojenco II,Inc.	(#,^)	4357 Shore Dr, Virginia Beach, VA 23455	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	71.7	71.7	81.0	0.02%
Rojenco II, Inc.	(#,^)	4357 Shore Dr, Virginia Beach, VA 23455	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	373.7	373.7	421.9	0.11%
Rojenco, Inc. dba The Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Rd, Williamsburg, VA 23188	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	71.7	71.7	81.0	0.02%
Summit Insights Group LLC	(#,^)	19 Briant Pkwy, Summit, NJ 7901	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/14/2028	6.4	6.4	6.5	—%
SRG Waterfront LLC	(#,^)	88 District Square SW, Washington, DC 20005	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2028	198.6	198.6	204.3	0.05%
Dante Ultimate Cleaning Service LLC	(#,^)	16969 River Park Dr, Covington, LA 70345	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/9/2028	6.9	6.9	7.2	—%
Unpainted Arizona, LLC dba Westside Bowl	(#,^)	2617 Mahoning Ave, Youngstown, OH 44509	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/7/2043	97.5	97.5	110.0	0.03%
BC Bishop Enterprises LLC dba 9Round Pooler	(#,^)	105-107 Grand Central Blvd, Pooler, GA 31322	Educational Services	Term Loan	Prime plus 2.75%	3/2/2028	5.4	5.4	5.5	—%
Merciful Heavenly Homes, LLC	(#,^)	401 Dillar's Mill Rd, Tyner, NC 27980	Nursing and Residential Care Facilities	Term Loan	8%	2/28/2043	61.7	61.7	60.7	0.02%
The Law Offices of Samuel R Miller LLC	(#,^)	7405 Lake Worth Rd, Lake Worth, FL 33467	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2043	110.3	110.3	124.6	0.03%
Connie Engelbrecht	(#,^)	20640 Raven Dr, Eagle River, AK 99577	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2028	2.0	2.0	2.1	—%
Urban Fitness Group LLC dba Crunch Fitness Group LLC	(#,^)	2800 S IH-35, Ste 220, Round Rock, TX 78681	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2028	151.4	151.4	160.5	0.04%
Betty's Catering Corp, Betty's Decoration & Wedding Center Inc.	(#,^)	94-33 Corona Ave, Corona, NY 11373	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/26/2043	328.5	328.5	370.9	0.09%
Jackpine Technologies Corporation	(#,^)	1 Mill & Main Pl., Ste 330, Maynard, MA 1754	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/22/2028	25.0	25.0	26.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Crossfit iQ LLC	(#,^)	346 Pike Rd, Bay 8 & 9, West Palm Beach, FL 33411	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/21/2028	28.7	28.7	29.7	0.01%
Town & Country Transportation Co.	(#,^)	191-193 Arch St., New Britain, CT 6051	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/16/2028	44.5	44.5	47.2	0.01%
Lulinjett LLC dba All American Printing & Design	(#,^)	4621 Bayshore Rd, Fort Myers, FL 33917	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/14/2043	98.6	98.6	111.3	0.03%
Margab Inc dba Smoothie King	(#,^)	14200 SW 8th St Unit #102, Miami, FL 33184	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/13/2028	2.5	2.5	2.6	—%
JumboMarkets, Inc.	(#,^)	15500 SW Trail Dr, Indiantown, FL 34956	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/13/2028	140.2	140.2	145.1	0.04%
Tony Herring & Associates, Inc.	(#,^)	211 West Camellia Dr, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/9/2028	5.6	5.6	5.9	—%
Apps Inc., Market Share, and Singular Leaseholdings LLC	(#,^)	80 Main St., Old Saybrook, CT 6475	Telecommunications	Term Loan	Prime plus 2.75%	2/8/2028	378.3	378.3	387.3	0.10%
De La Vega LLC dba De La Vega Deland and De La Vega Oviedo	(#,^)	128 North Woodland Blvd, Deland, FL 32720	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2028	34.6	34.6	36.0	0.01%
Macrotech Integrated Management Solutions dba Extreme Lawn Care	(#,^)	2425 Durrance LN, Ormond Beach, FL 32174	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/5/2028	8.1	8.1	8.6	—%
Midlothian Hardware Inc dba Grills True Value	(#,^)	4751 West 147th St., Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	2/2/2028	10.1	10.1	10.7	—%
Rocco'sLandscaping LLC	(#,^)	151 Kitts Lane, Newington, CT 6111	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2043	69.4	69.4	78.3	0.02%
USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	2290 NW 21st Terrace, Miami, FL 33142	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/31/2028	10.0	10.0	10.3	—%
WydeBodi, LLC dba Wyde Bodi Auto Tags	(#,^)	706 North 37th St., Philadelphia, PA 19104	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/30/2043	44.0	44.0	49.7	0.01%
New Phaze Packaging Inc	(#,^)	9533 Irondale Ave, Los Angeles, CA 91311	Paper Manufacturing	Term Loan	Prime plus 2.75%	1/26/2043	887.7	887.7	1,002.2	0.25%
Concrete Services LLC and James Ward	(#,^)	24 County Rd 901, Jemison, AL 35085	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/25/2028	63.0	63.0	65.7	0.02%
Flair Interiors, Inc dba Giant Don's Flooring America	(#,^)	7725 Old Seward Hwy, Anchorage, AK 99502	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	1/24/2028	91.9	91.9	97.4	0.02%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd, Juliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/23/2028	5.2	5.2	5.3	—%
Lavish Specs Inc	(#,^)	262 Glen St., Glen Cove, NY 11542	Machinery Manufacturing	Term Loan	Prime plus 2.75%	1/19/2028	5.0	5.0	5.1	—%
Weeping Willow Kennels, Inc.	(#,^)	6041 Hammond School Rd, Salisbury,, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2028	7.0	7.0	7.4	—%
MedWorxs Inc.	(#,^)	6857 Timbers Dr., Evergreen, CO 80439	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2028	52.6	52.6	53.9	0.01%
Lou & Choo Enterprises Inc dba Lou & Choo Lounge	(#,^)	2101,2103 & 2105 West Hunting Park Ave, Philadelphia, PA 19140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2043	106.7	106.7	120.5	0.03%
Specialized Dairy Processors LLC and Nathaly Zapata	(#,^)	2200 N Commerce Pkwy, Weston, FL 33326	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/16/2028	44.5	44.5	45.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Work of Heart Inc dba Little Nest Portraits	(#)	1000 Merdian Blvd, Ste 112, Franklin, TN 37067	Professional, Scientific, and Technical Services	Term Loan	7.5%	1/10/2028	3.7	3.7	3.5	—%
Human Resource Time Manager LLC	(#,^)	2737 Humphrey St., East Elmhurst, NY 11369	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/8/2028	10.3	10.3	10.9	—%
Sandfree Systems LLC	(#,^)	116 Cricket Ave Ste B, Ardmore, PA 19003	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/5/2028	5.0	5.0	5.3	—%
Crad Holding LLC dba Neighborhood Laundry of Bloomfield	(#,^)	60 Dodd St., Bloomfield, NJ 7003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/5/2028	41.1	41.1	42.2	0.01%
Social Link LLC	(#,^)	41Peabody St., Nashville, TN 37210	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	7.4	7.4	7.6	—%
Farec, Inc	(#)	30250 W Nine Mile Rd, Farmington, MI 48336	Amusement, Gambling, and Recreation Industries	Term Loan	7.5%	12/29/2042	242.4	242.4	236.5	0.06%
Landmark Ventures USA Inc	(#,^)	475 Park Ave South 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	12/22/2027	41.3	41.3	42.2	0.01%
Salida Family Chiropractic-PPLC dba Salida Sport and Spine	(#,^)	203 G St., Salida, CO 81201	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	7.9	7.9	8.1	—%
O'Rourke's Diner, LLC	(#,^)	728 Main St., Middleton, CT 6457	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	2.5	2.5	2.6	—%
Anderson Farms Inc	(#)	271 West Hwy 30, Burley, ID 83318	Truck Transportation	Term Loan	7.5%	12/22/2027	4,214.0	4,214.0	4,013.8	1.01%
Muckamuck Trucks, Inc.	(#,^)	510 S Spring St., Ukiah, CA 95482	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	9.1	9.1	9.5	—%
Medical Plaza of Boro Park PC	(#,^)	1266 51St 1st Floor, Brooklyn, NY 11219	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	10.4	10.4	10.6	—%
DHD Enterprise LLC dba Edible Arrangements #1699	(#,^)	828 Washington Ave, Miami Beach, FL 33139	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	15.1	15.1	15.6	—%
CT Auto Spa LLC	(#,^)	39 Albany Turnpike, West Simsbury, CT 6092	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2027	141.3	141.3	149.4	0.04%
Blue Lagoon Resort, LLC dba Hill View Cottages	(#,^)	3670 Lake Shore Dr, Lake George, NY 12845	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	174.0	174.0	196.5	0.05%
DBMS Consulting, Inc.	(#,^)	164 West 83rd St.- Units 1F/1P, New York, NY 10024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2027	54.3	54.3	56.8	0.01%
Auto Excellance of Fort Myers Inc.	(#,^)	3105 Fowler St., Fort Myers, FL 33901	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/19/2042	98.1	98.1	110.8	0.03%
Ocean Trans LLC & Dehal Trucking LLC	(#,^)	1415 W. Anderson St., Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2042	581.5	581.5	656.5	0.16%
Legion Bowl, Inc & Legion Pub Inc	(#,^)	661 Park St., Cranston, RI 2910	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/15/2042	305.7	305.7	345.1	0.09%
Peanut Butter & Co., Inc	(#,^)	119 West 57th St., Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2027	148.6	148.6	151.8	0.04%
KR Calvert & Co, LLC	(#,^)	1620 Westgate Circle Ste 100, Brentwood, TN 37027	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/14/2027	346.7	346.7	354.4	0.09%
Atlas Geo-Constructors, LLC	(#,^)	3466 Thomasville Rd, Winston Salem, NC 27107	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2027	220.4	220.4	231.2	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Royalty Freight Inc	(#,^)	3728 W Mckinley Ave, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2027	437.3	437.3	446.6	0.11%
AADJ Empire Inc and AADJ Galaxy Inc.	(#,^)	1599 Post Rd, Warwick, RI 2888	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2042	167.4	167.4	189.0	0.05%
Heung Kyun Im	(#,^)	6235 Conlan Bay Dr, Houston, TX 77041	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2027	10.2	10.2	10.4	—%
Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Dr, Memphis, TN 38134	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2042	80.8	80.8	91.3	0.02%
Hardway Inc & AFC Leasing Inc	(#,^)	12533 S. 73rd E. Place, Bixby, OK 74008	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2027	322.8	322.8	329.7	0.08%
LPB LPB Property Management Inc dba Wilderness View Cabins & Ellijay C	(#,^)	498 Wilderness View, Chatsworth, GA 30705	Real Estate	Term Loan	Prime plus 2.75%	12/12/2042	31.1	31.1	35.1	0.01%
Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 78550	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/12/2027	304.0	304.0	318.8	0.08%
A-1 Van Services Inc	(#,^)	154 Sandy Creek Rd, Verona, PA 15147	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/12/2027	482.9	482.9	507.6	0.13%
Big Picture Group LLC	(#,^)	935 N La Jolla, Los Angeles, CA 90046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2027	272.5	272.5	281.5	0.07%
Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC	(#,^)	1120 Wren School Rd, Piedmont, SC 29673	Gasoline Stations	Term Loan	Prime plus 2.75%	12/12/2027	32.4	32.4	33.1	0.01%
Clear Sound Communications, Inc	(#,^)	680 Old Medford Ave, Medford, NY 11763	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/8/2027	2.5	2.5	2.5	—%
AV Strategy Inc	(#,^)	9468 American Eagle Way Ste 100, Orlando, FL 32837	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/8/2027	322.2	322.2	335.2	0.08%
ODS Inc	(#,^)	626 N Delsea Dr, Glassboro, NJ 8028	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/6/2027	32.4	32.4	33.6	0.01%
Healthcare Interventions, Inc dba Brightstar Healthcare of & Brightsta	(#,^)	5300 W. Atlantic Ave. Ste 501, Delray Beach, FL 33484	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/4/2027	9.9	9.9	10.1	—%
Oil Palace, Inc.	(#,^)	10408 Hwy 64 East, Tyler, TX 75707	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	944.1	944.1	1,065.9	0.27%
Linda Jean Howard Riley dba The Rusty Bolt	(#,^)	22345 W. Rt 66, Seligman, AZ 86337	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/1/2042	19.4	19.4	21.9	0.01%
Square1 Partners, LLC	(#,^)	1088 Greenbriar Lane, Northbrook, IL 60062	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/1/2027	41.1	41.1	42.0	0.01%
Salud Bar & Grill LLC	(#,^)	1413 Bushwick Ave, Brooklyn, NY 11207	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	37.2	37.2	38.0	0.01%
WTI Distribution Inc	(#,^)	5491 E Francis St, Ontario, CA 91761	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/30/2027	26.1	26.1	27.3	0.01%
J. Venture Holdings, LLC	(#,^)	2285 St. Andrews Ave, Zachary, LA 70791	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2027	8.1	8.1	8.6	—%
Our Playhouse Preschool, LLC	(#,^)	3501 NC Hwy 54 W, Chapel hill, NC 27516	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	216.1	216.1	244.0	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

OPH Lexington, Inc	(#,^)	235 Walton Ave, Lexington, KY 40502	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	175.8	175.8	198.5	0.05%
Beacon Brewing LLC and C' Sons, LLC	(#,^)	700 Lincoln St., Lagrange, GA 30204	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	117.1	117.1	132.2	0.03%
JMD Corporation dba Dart's True Value	(#,^)	121 South Main St., Payette, ID 83661	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/22/2027	12.2	12.2	12.7	—%
Webtez Inc dba Mod Vans	(#,^)	920 Graves Ave, Oxnard, CA 93003	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/22/2027	45.7	45.7	46.7	0.01%
Step Up Academy of the Arts, LLC	(#,^)	2258A Wigwam Pkwy, Henderson, NV 89074	Educational Services	Term Loan	Prime plus 2.75%	11/22/2027	10.3	10.3	10.5	—%
Cali Fit Meals	(#,^)	3450 East Orangethrope Ave, Anaheim, CA 92806	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	14.7	14.7	15.4	—%
PB Market LLC dba Pure Barre	(#,^)	164-C Market St, Charleston, SC 29401	Educational Services	Term Loan	Prime plus 2.75%	11/21/2027	70.8	70.8	72.4	0.02%
Grumpy's Restaurant Company, LLC	(#,^)	834 Kingsley Ave, Orange Park, FL 32073	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	46.4	46.4	47.4	0.01%
B Lam LLC	(#,^)	9419 Kenwood Rd, Cincinnati, OH 45242	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/20/2042	167.1	167.1	188.7	0.05%
Maya Motel, LLC dba Town House Motel	(#,^)	1701 Washington Ave, Waco, TX 76701	Accommodation	Term Loan	Prime plus 2.75%	11/17/2042	52.6	52.6	59.4	0.01%
Southern Specialty Contractor, LLC & Ronald David Holbrook Jr.	(#,^)	1990 Flippen Rd, Stockbridge, GA 30281	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/17/2027	34.6	34.6	35.4	0.01%
H & H Hotshot Services, Inc.	(#,^)	5455 N. 51st Ave Ste 30, Glendale, AZ 85301	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/16/2027	45.7	45.7	47.3	0.01%
J R Wholesale Tires & Auto Center, LLC	(#,^)	822 Cameron Lane, Lugoff, SC 29078	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/15/2042	12.3	12.3	13.9	—%
Auto Rx LLC,J&P Auto Repair Inc	(#,^)	91 & 95 Woodbury Rd, Hicksville, NY 11801	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2042	181.0	181.0	204.3	0.05%
Marcaco LLC	(#,^)	124 Lincoln Ave, Colonie, NY 12205	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	11/15/2042	498.6	498.6	562.9	0.14%
Paramount Dance Studios Inc. and Homestead Dance Supply	(#,^)	112 N Krome Ave, Homestead, FL 33030	Educational Services	Term Loan	Prime plus 2.75%	10/14/2043	436.0	436.0	492.3	0.12%
Wing King at the Gardens LLC	(#,^)	4235 South Fort Apache Rd, Ste 250, Las Vegas, NV 89147	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2027	6.3	6.3	6.5	—%
JNP Delivery Inc	(#,^)	4500 North Providence # 7, Appleton, WI 54913	Couriers and Messengers	Term Loan	6%	11/7/2027	6.3	6.3	6.2	—%
His Loving Hands Christian Academy, Inc.	(#,^)	15020 Harrison St., Miami, FL 33176	Social Assistance	Term Loan	Prime plus 2.75%	11/6/2042	84.6	84.6	95.5	0.02%
Sterling Campbell Insurance Agency, Inc	(#,^)	36359 North Gantzel Rd Ste 102, San Tan Valley, AZ 85140	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/3/2027	4.9	4.9	5.0	—%
S & S Auto Body Shop Inc.	(#,^)	5001 W. Clay St., Richmond, VA 23230	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/3/2042	67.9	67.9	76.7	0.02%
Rachael Reel dba Rachel Reel Insurance Age	(#,^)	208 Bank St., Lenoir, TN 37771	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/31/2027	4.8	4.8	4.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

The Five Lakes LLC	(#,^)	13705 Holmes Rd, Kansas City, MO 64154	Educational Services	Term Loan	Prime plus 2.75%	10/30/2042	437.2	437.2	493.6	0.12%
Die Hard Used Car Sales	(#,^)	1668 West Grand Ave, Phoenix, AZ 85007	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/30/2042	52.0	52.0	58.7	0.01%
Ashore Ventures Inc dba PuroClean Professional Restoration	(#,^)	909 SE Everett Mall Way Ste A-140, Everett, WA 98208	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2027	9.4	9.4	9.7	—%
Sage Oil LLC	(#,^)	8913 Egyptian Ave, Las Vegas, NV 89143	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/27/2027	6.4	6.4	6.6	—%
Blue Eagle Transport Inc , Golden Eagle Transport, Inc & Green Eagle T	(#,^)	377 Boston Post Rd Unit B, Milford, CT 6460	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/27/2027	26.6	26.6	27.4	0.01%
Suzie LLC dba Tony D's Restaurant	(#,^)	92 Huntington St., New London, CT 6320	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2042	80.5	80.5	90.9	0.02%
Schafer Fisheries Inc	(#,^)	21985 Waller Rd, Fulton, IL 61252	Food Manufacturing	Term Loan	Prime plus 2.75%	10/25/2027	25.4	25.4	26.8	0.01%
Grand Blanc Lanes, Inc.	(#,^)	5301 S. Saginaw Rd, Flint, MI 48507	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/25/2027	9.7	9.7	10.2	—%
The Jig, LLC	(#,^)	3115 Camp Phillips Rd, Wausau, WI 54403	Food Services and Drinking Places	Term Loan	8.25%	10/24/2042	23.4	23.4	23.0	0.01%
Island Refrigeration & AC Inc	(#,^)	3201 Flagler Ave, Unit 510 & 511, Key West, FL 33040	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/18/2042	122.0	122.0	137.7	0.03%
H and K Dry Cleaning LLC ,Quintero Shopping Center LLC,Aqua Laundry, L	(#,^)	1227 Burnside Ave, East Hartford, CT 6108	Electronics and Appliance Stores	Term Loan	7.5%	10/17/2042	59.7	59.7	58.7	0.01%
Blueridge Armor LLC	(#,^)	1495 Hwy 74-A Bypass, Ste 150192, Spindale, NC 28160	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/17/2027	5.3	5.3	5.5	—%
On Call Services LLC	(#,^)	15060 281St Ave NW, Zimmerman, MN 55398	Construction of Buildings	Term Loan	Prime plus 2.75%	10/13/2027	11.8	11.8	12.5	—%
Cortez Landscaping, LLC	(#,^)	4 Powder Rd, Norwalk, CT 6854	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/13/2027	12.4	12.4	12.9	—%
Ains Holding Company LLC	(#,^)	122 W. 26th St., New York, NY 10001	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	10/2/2027	67.6	67.6	69.5	0.02%
Becky Lou Corp dba Rent A Center	(#,^)	3578 Route 611, Ste 210, Bartonsville, PA 18321	Rental and Leasing Services	Term Loan	Prime plus 2.75%	10/2/2027	58.5	58.5	61.0	0.02%
Dan Cline Transport Inc.	(#,^)	501 State Dr, Mount Vernon, MO 65712	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2030	716.6	716.6	776.8	0.19%
Sashshel Corporation	(#,^)	676 Franklin Blvd, Somerset, NJ 8873	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2042	195.3	195.3	220.5	0.06%
Threads of Time LLC	(#,^)	207 S Buchanan St., Danville, IL 61832	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/29/2042	126.3	126.3	142.6	0.04%
Harco Metal Products Inc	(#,^)	7895 East Acoma Dr Ste 102, Scottsdale, AZ 85260	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	452.5	452.5	510.9	0.13%
Rhode Island Tennis Management LLC	(#,^)	636 Centerville Rd, Warwick, RI 2886	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	516.3	516.3	583.0	0.15%
Pets A Go Go LLC	(#,^)	589 North State Rd, Briarcliff Manor, NY 10510	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/28/2042	182.8	182.8	206.4	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Nicholson Lumber Co Inc.	(#,^)	377 Main St., Nicholson, PA 18446	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2030	161.2	161.2	177.0	0.04%
Rhode Island Tennis Management LLC	(#,^)	636 Centerville Rd, Warwick, RI 2886	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	359.6	359.6	406.0	0.10%
Complete Care IT LLC	(#,^)	4801 South University Dr, Ste 125, Davie, FL 33328	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2027	9.4	9.4	9.8	—%
Inspirations Food Design, Inc	(#,^)	1338 Memorial Ave, West Springfield, MA 1089	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/26/2042	428.0	428.0	483.3	0.12%
JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn	(#,^)	4864 Arthur Kill Rd Units 102,103,104 & 105, Staten Island, NY 10309	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2027	14.3	14.3	14.9	—%
KB Waterjet Cutting LLC	(#,^)	4330 Parker Lane, Addis, LA 70710	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2027	6.5	6.5	6.8	—%
Sallee Pro-Custom Fabrication Shop LLC	(#,^)	8865 North County Rd 600 W, Scipio, IN 47273	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/21/2027	5.7	5.7	6.1	—%
NY Tent LLC & NY Tent Parent, LLC dba Tent Company of New York	(#,^)	1401 Lakeland Ave, Bohemia, NY 11716	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/20/2027	654.3	654.3	693.1	0.17%
Imagine By Carleen, Inc.	(#,^)	1404 Del Prado Blvd. South, Units 100 & 105, Cape Coral, FL 33904	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2027	4.8	4.8	5.1	—%
Insight Diagnostic Technologist Services	(#,^)	2030 Forest Ave, Ste 110, San Jose, CA 95128	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	210.5	210.5	220.9	0.06%
CR Park Incorporated dba Define Body and Mind	(#,^)	49 W. Allandale Ave, Allendale, NJ 7401	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	23.6	23.6	25.0	0.01%
Sound Manufacturing, Inc. & Monster Power Equipment, Inc.	(#,^)	51 Donnelley Rd, Old Saybrook, CT 6475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	126.8	126.8	134.2	0.03%
Stone's Construction and Remodeling, LLC	(#,^)	5210 Kaylin Dr, Akron, OH 44319	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/19/2027	3.3	3.3	3.5	—%
Li Family Spokane LLC	(#,^)	21 E. Lincoln Rd, Spokane, WA 99208	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2042	353.3	353.3	398.9	0.10%
Alaska Motor Home Inc	(#,^)	6633 Brayton Dr, Anchorage, AK 99507	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/13/2027	212.5	212.5	221.7	0.06%
Nails By Mercede LLC	(#,^)	2994 and 2996 Edgewater Dr, Orlando, FL 32804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2027	9.1	9.1	9.6	—%
Town & Country Transportation Co. and Popco, LLC.	(#,^)	191 Arch St., New Britain, CT 6051	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/12/2042	154.9	154.9	174.9	0.04%
Rajbai Maa Inc. dba Nara Lounge	(#,^)	244-252 Atwells Ave, Providence, RI 2903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2042	356.3	356.3	402.3	0.10%
Health & Performance Center, LLC	(#,^)	1862 Craigshire Rd, Saint Louis, MO 63146	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2027	13.0	13.0	13.6	—%
Morgan Lynn Kerstetter dba Catherine School of Dance	(#,^)	315 Mill St. 3rd Floor, Danville, PA 17821	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/11/2027	4.8	4.8	5.1	—%
Foxtail, LLC and Tottly New Services Corp	(#,^)	1481 Highland Ave, Cheshire, CT 6410	Social Assistance	Term Loan	Prime plus 2.75%	9/8/2042	267.6	267.6	302.1	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Crazy Beatz Productions LLC	(#,^)	20014 NE 138th St., Kearney, MO 64060	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 3.75%	9/7/2027	3.4	3.4	3.7	—%
South Fulton Landscape & Nursery, Inc.	(#,^)	3415 Enon Rd, College Park, GA 30349	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/7/2042	91.9	91.9	103.8	0.03%
Dreaming Big Learning Center Inc	(#,^)	3301 W Oak St, Kissimmee, FL 34741	Social Assistance	Term Loan	Prime plus 2.75%	9/5/2042	349.0	349.0	394.1	0.10%
Big Coop's Trucking LLC	(#,^)	3066 Misty Creek Dr., Swartz, MI 48473	Truck Transportation	Term Loan	Prime plus 2.75%	9/1/2027	63.6	63.6	67.2	0.02%
Blue EagleTransport Inc, Greeneagle Transport Inc & Golden Eagle Tran	(#,^)	377 Boston Post Rd, Milford, CT 6460	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/31/2027	266.4	266.4	279.0	0.07%
Lake County Tow LLC	(#,^)	15409 Country Rd 565A, Clermont, FL 34711	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/25/2042	80.2	80.2	90.6	0.02%
Parlay Disributors LLC	(#,^)	20 Medford Ave, Ste 104, Patchogue, NY 11772	Educational Services	Term Loan	Prime plus 2.75%	8/25/2027	69.9	69.9	73.1	0.02%
Genuine Ventures LLC and Seaweed Ventures LLC	(#,^)	432 S Franklin St, Juneau, AK 99801	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2030	447.0	447.0	485.9	0.12%
Delicias de Minas Restaurant, LLC	(#,^)	168-170 McWhorter St., Newark, NJ 7105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2027	123.9	123.9	131.5	0.03%
L&V Auto Sales, Inc.	(#,^)	1504 West Franklin Blvd., Gastonia, NC 28052	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/21/2027	11.3	11.3	12.0	—%
Damiano Global Corp	(#,^)	333 Birch Hills Dr, Rochester, NY 14622	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	14.2	14.2	15.0	—%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd Ste. 109 & 111, Joliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/18/2027	12.4	12.4	13.0	—%
Tony Herring & Associates, Inc	(#,^)	211 West Camellia Dr, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/17/2027	4.7	4.7	4.9	—%
Chester's World Enterprise LLC	(#,^)	140 W Alameda Dr, Ste 104, Tempe, AZ 85282	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/16/2027	14.2	14.2	14.9	—%
D'Amato & Sons Construction, Inc.	(#,^)	117 Oak St., Amityville, NY 11701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/11/2027	5.2	5.2	5.5	—%
Roundhay Partners LLC and Roundhay Farming LLC	(#,^)	6160 Granite Spring Rd, Somerset, CA 95684	Crop Production	Term Loan	8.25%	8/8/2042	803.1	803.1	778.8	0.20%
L & J Corporate Services Inc	(#,^)	866 NW 110th Ave, Coral Springs, FL 33071	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2027	3.4	3.4	3.6	—%
Work of Heart Inc dba Little Nest Portraits	(#,^)	1000 Merdian Blvd, Ste 112, Franklin, TN 37067	Professional, Scientific, and Technical Services	Term Loan	7.5%	7/28/2027	30.4	30.4	29.5	0.01%
Sharon G McMillen, MA Psychologist, Inc.	(#,^)	216 West Main St, Kingwood, WV 26537	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/28/2027	11.6	11.6	12.1	—%
HQTRONIC LLC	(#,^)	10135 S. Roberts Rd, Ste. 209, Palos Hills, IL 60465	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/27/2027	14.0	14.0	14.6	—%
Oberon IT, Inc.	(#,^)	1404 W. Walnut Hill Lane, Irving, TX 75038	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/26/2027	135.9	135.9	143.1	0.04%
Gilles Peress Studio LLC	(#,^)	76 Lafayette Ave, Brooklyn, NY 11217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2027	38.2	38.2	39.9	0.01%
Lil Tots' Learning Center LLC	(#,^)	3042 S 78th St, Tampa, FL 33619	Social Assistance	Term Loan	Prime plus 2.75%	7/21/2042	24.6	24.6	27.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Ocean Trans LLC	(#,^)	1415 W Andersonr Way, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	7/21/2027	24.7	24.7	25.8	0.01%
Obok LLC	(#,^)	2720 S. Havana St., Unit H, Aurora, CO 80014	Food Manufacturing	Term Loan	Prime plus 2.75%	7/21/2027	7.5	7.5	7.9	—%
Matrix Z LLC	(#,^)	800 SW 21st Terrace, Fort Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 3.75%	7/19/2027	5.3	5.3	5.7	—%
Aitheras Aviation Group, LLC(OH) , Aitheras Aviation Group, LLC(FL)	(#,^)	2301 N Marginal Rd, Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus 2.75%	7/18/2027	512.3	512.3	535.2	0.13%
Wildflour Bakery & Cafe, LLC	(#,^)	5137 Clareton Dr, Ste 100,110 & 120, Agoura Hills, CA 91301	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2027	14.0	14.0	14.8	—%
Koep Companies dba Pipestone True value	(#,^)	207 East Main St., Pipestone, MN 56164	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/14/2042	298.9	298.9	337.4	0.08%
McCord Holdings, Inc. dba Fast Signs 176101	(#,^)	7640 N. Wickham Rd, Melbourne, FL 32940	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/7/2027	7.5	7.5	7.8	—%
New Chicago Wholesale Bakery Inc.	(#,^)	795 Touhy Ave, Elk Grove Village, IL 60007	Food Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	10.2	10.2	10.8	—%
J. T. O'Neill Company, L.L.C	(#,^)	19972 Willowin Farm Lane, Purcellville, VA 20132	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	9.2	9.2	9.6	—%
Hamilton & Associates Real Estate and Investments Firm LLC	(#,^)	11776 West Sample Rd, Coral Springs, FL 33065	Real Estate	Term Loan	Prime plus 2.75%	6/30/2042	49.4	49.4	55.7	0.01%
J&M Civil Construction Services LLC	(#,^)	1221 County Rd 4371, Decatur, TX 76234	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	65.4	65.4	68.3	0.02%
BQRS, Inc. DBA Gresham Meineke Car Care Center	(#,^)	18081 SE Division St., Portland, OR 97236	Repair and Maintenance	Term Loan	0%	6/30/2027	48.4	48.4	47.1	0.01%
Best Bees Company	(#,^)	839 Albany St., Boston, MA 2119	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	6/29/2027	13.8	13.8	14.3	—%
Stiegelbauer Associates Inc.	(#,^)	63 Flushing Ave, Unit 101, Building 280, Brooklyn, NY 11205	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2027	188.9	188.9	199.8	0.05%
Oakhill Farms, LLC	(#,^)	15 Carl St., Johnston, RI 2919	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	73.4	73.4	80.5	0.02%
Ocean Trans LLC and Dehal Trucking LLC	(#,^)	760 W. Charter Way, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2027	369.7	369.7	384.7	0.10%
Intellixion LLC	(#,^)	7447 Egan Dr, Ste 110 A, Savage, MN 55378	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/29/2027	2.3	2.3	2.4	—%
Foxhop Fitness, LLC	(#,^)	4211 NW Federal Hwy, Jensen Beach, FL 34957	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	55.7	55.7	58.0	0.01%
Old Dominion Transportation Group, Inc.	(#,^)	2510 Hunters Place, Ste 202, Woodbridge, VA 22192	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2027	765.1	765.1	798.6	0.20%
Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	(#,^)	211 East 25th St., Norfolk, VA 23504	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/27/2030	180.4	180.4	197.1	0.05%
Ains Holding Company, LLC	(#,^)	122 West 26th St., New York, NY 10001	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2027	818.3	818.3	854.2	0.21%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Vella Construction Enterprises, Inc. dba Vella Construction	(#,^)	318 28th Ave, San Mateo, CA 94403	Construction of Buildings	Term Loan	Prime plus 2.75%	6/23/2027	13.8	13.8	14.4	—%
Northern Industries, LLC	(#,^)	W 5585 Dehart Dr, Tomahawk, WI 54484	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/23/2042	53.6	53.6	60.5	0.02%
Birches Group, LLC	(#,^)	228 East 45th St. 12th FL South, New York, NY 10017	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2027	30.7	30.7	31.9	0.01%
Scarlet Spartan Inc.dba FastSigns of Brighton	(#,^)	533 W. Grand River Ave, Brighton, MI 48116	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	8.3	8.3	8.8	—%
Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	(#,^)	11535 Carmel Commons Blvd. Ste 200, Charlotte, NC 28226	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/16/2042	369.9	369.9	417.6	0.10%
All Regional Recyclers of Wood LLC dba ARROW,Superior Carting,LLC dba	(#,^)	104 Wooster St., Bethel, CT 6801	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/15/2042	283.6	283.6	320.2	0.08%
JAM Media Solutions, LLC	(#,^)	4744 Tackawanna St., Philadelphia, PA 19124	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/15/2027	22.9	22.9	23.9	0.01%
ESA 365 Corp and Lucathor Realty LLC	(#,^)	2420 Grand Ave, Baldwin, NY 11520	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2042	20.5	20.5	23.2	0.01%
Hull's Kitchen, LLC and HK Too, LLC	(#,^)	19 Hull Shore Dr, Hull, MA 2045	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2042	91.3	91.3	103.1	0.03%
Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	(#,^)	577 Main Ave, Paterson, NJ 7055	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2042	84.5	84.5	95.4	0.02%
Susan Hughes dba Aloha Junction B and B	(#,^)	19-4037 Olapalapa Rd, Volcano, HI 96785	Accommodation	Term Loan	Prime plus 2.75%	6/14/2042	56.3	56.3	63.6	0.02%
Refoleen Inc dba Spice and Tea Exchange	(#,^)	849 E Commerce St. Ste 121, San Antonio, TX 78205	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/8/2027	2.2	2.2	2.2	—%
SCW, LLC dba Arthur Murray Dance Studio	(#,^)	2383 Old Dixwell Ave, Hamden, CT 6518	Educational Services	Term Loan	Prime plus 2.75%	6/2/2042	133.4	133.4	150.6	0.04%
Skydive California, LLC	(#,^)	25001 S Kasson Rd, Tracy, CA 95301	Educational Services	Term Loan	Prime plus 2.75%	6/2/2027	33.5	33.5	35.5	0.01%
Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder	(#,^)	246 East Belt Blvd, Richmond, VA 23224	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/1/2042	41.7	41.7	47.0	0.01%
Sage Oil LLC	(#,^)	8913 Egyptian Ave, Las Vegas, NV 89143	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/31/2027	13.6	13.6	14.2	—%
Ricnet III, Inc. dba Edible Arrangements	(#,^)	716 Foxcroft Ave, Martinsburg, WV 25401	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/31/2027	8.9	8.9	9.2	—%
Haroon Baig,Inc.dba US1 Petrol	(#,^)	1280-1290 Dixwell Ave, Hamden, CT 6514	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2042	240.7	240.7	271.7	0.07%
Funtime, LLC and Universal Entertainment Group LLC	(#,^)	13200 W. Foxfire Dr #144, Surprise, AZ 85387	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2027	48.3	48.3	50.4	0.01%
Hurricane Group, Inc.	(#,^)	1357 Ashford Ave Ste 429, San Juan, PR 9070	Other Information Services	Term Loan	Prime plus 2.75%	5/26/2027	52.3	52.3	54.4	0.01%
Chet Lemon Enterprises LLC dba All American Sports	(#,^)	1544 Lane Park Cutoff, Tavares, FL 32778	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/26/2042	723.5	723.5	816.9	0.20%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Eagle Wood Works LLC	(#,^)	1448 Horsehead Rd, Lugoff, SC 29078	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	5/26/2027	7.2	7.2	7.6	—%
Swantown Inn & Spa LLC	(#,^)	1431 11th Ave SE, Olympia, WI 98501	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	115.9	115.9	130.8	0.03%
Abdul Naushad MD PC dba Advanced Pain Centers	(#,^)	2865 James Blvd, Poplar Bluff, MO 63901	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/25/2042	372.3	372.3	420.4	0.11%
Locavore LLC dba Paloma Restaurant	(#,^)	401 S. Guadalupe St., Santa Fe, NM 87501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2027	30.2	30.2	31.6	0.01%
Beyond Waves A Unique Salon LLC and Lori Ann Carlson	(#,^)	2290 Foxon Rd Route 80, North Branford, CT 6471	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2027	1.8	1.8	1.9	—%
Innovim, LLC	(#,^)	6401 Golden Triangle Dr Ste 200, Greenbelt, MD 20770	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2027	175.4	175.4	182.6	0.05%
Hayden Trucking LLC	(#,^)	11540 Eagle Vista Dr, Fort Worth, TX 76179	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	87.7	87.7	92.8	0.02%

Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	(#,^)	132 North Wellwood Ave, Lindenhurst, NY 11757	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/19/2042	531.0	531.0	599.6	0.15%
Tres K Deli,Grocery,Fruit and Meat Inc.	(#,^)	125 West Tremont Ave, Bronx, NY 10453	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/19/2027	5.0	5.0	5.3	—%
Mr. B's Bicycles & Mopeds, Inc.	(#,^)	1870 S. 4th Ave, Yuma, AZ 85364	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/18/2042	133.8	133.8	151.0	0.04%
Waterford Plumbing Co, Inc.	(#,^)	2425 W. Cuyler Ave, Chicago, IL 60618	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2027	30.3	30.3	31.6	0.01%
Bay Car Wash LLC	(#,^)	952 South Commercial St. and West Magnolia, Aransas Pass, TX 78336	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2042	109.7	109.7	123.8	0.03%
Computech Computers Inc.	(#,^)	40-24 76th St., Office #2B, Elmhurst, NY 11373	Educational Services	Term Loan	Prime plus 2.75%	5/17/2027	30.3	30.3	31.5	0.01%
Arco Electrical Contractors Inc. dba Arco Construction Group	(#,^)	22-24 South Seventh St., Elizabeth, NJ 7202	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/16/2027	213.0	213.0	223.9	0.06%
5 Stars Learning Center Inc	(#,^)	14 Paine Ave, Irvington, NJ 7111	Social Assistance	Term Loan	Prime plus 2.75%	5/16/2042	56.3	56.3	63.6	0.02%
Estelle Finkel Educational Associates,LLC	(#,^)	125 West Mount Pleasant Ave, Livingston, NJ 7039	Educational Services	Term Loan	Prime plus 2.75%	5/11/2027	73.7	73.7	76.7	0.02%
B G F Bobby Q's Inc	(#,^)	447 N. Main St., Freeport, NY 11520	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2027	4.5	4.5	4.8	—%
NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2027	53.6	53.6	56.1	0.01%
NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2042	20.0	20.0	22.5	0.01%
Innovation Transport, LLC	(#,^)	1 International Blvd, Mahwah, NJ 7495	Truck Transportation	Term Loan	Prime plus 2.75%	5/9/2027	48.2	48.2	51.0	0.01%
Benchmark Building, Inc.	(#,^)	1439 Stargazer Terrace, Sanford, FL 32771	Construction of Buildings	Term Loan	Prime plus 2.75%	5/5/2027	5.5	5.5	5.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Cable Management LLC	(#,^)	290 Pratt St., Meriden, CT 6450	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/3/2027	34.7	34.7	36.6	0.01%
Fine Arts Center of Easley, Inc. dba Midtown Music	(#,^)	117 S. Pendleton St., Easley, SC 29640	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/2/2042	108.8	108.8	122.9	0.03%
Love and Glory Learning Center, Inc.	(#,^)	4911 N. 42nd St., Tampa, FL 33610	Social Assistance	Term Loan	Prime plus 2.75%	4/28/2042	71.0	71.0	80.1	0.02%
Sneads Ferry Foods, Inc. dba DQ Grill & Chill	(#,^)	920 Hwy 210, Sneads Ferry, NC 28460	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	594.3	594.3	671.0	0.17%
JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	(#,^)	393 Charles St., Providence, RI 2904	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	201.8	201.8	227.9	0.06%
Ralph's Hair Salon, Inc.	(#,^)	175 NW 14th St., Homestead, FL 33030	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/21/2042	45.5	45.5	51.4	0.01%
Getting Even LLC dba The Zoo Health Club	(#,^)	377 South Willow St., Ste B 2-1, Manchester, NH 3103	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/21/2027	4.5	4.5	4.7	—%
Condron Brothers LLC DBA Luv 2 Play	(#,^)	4790 La Sierra Ave, Riverside, CA 92505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/19/2027	71.4	71.4	74.9	0.02%
The Altitude Group, LLC and Core Home Security, LLC	(#,^)	949 Clint Moore Rd, Unit 949A, Boca Raton, FL 33487	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	25.6	25.6	26.7	0.01%
Bear Trail Lodge LLC	(#,^)	Mile 1 Bear Trail Rd, King Salmon, AK 99613	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	503.2	503.2	568.1	0.14%
Citizens Lanes, LLC	(#,^)	5100 Goodson Connector Rd, Union City, GA 30291	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/31/2042	602.2	602.2	593.8	0.15%
Landmark Ventures USA, Inc.	(#,^)	475 Park Ave South 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	110.6	110.6	115.1	0.03%
Golden Hen Inc. dba Cafe	(#,^)	468 W. Cheltenham Ave, Philadelphia, PA 19126	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	38.2	38.2	39.8	0.01%
Schafer Fisheries Inc.	(#,^)	21985 Waller Rd, Fulton, IL 61252	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	233.9	233.9	264.1	0.07%
Sea Smoke Barbeque, Corp and Danwen LLC	(#,^)	20 Island Farm Rd, Oak Bluffs, MA 2557	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	215.3	215.3	243.1	0.06%
Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham	(#,^)	1221 Kentucky Mills Dr, Louisville, KY 40299	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	961.9	961.9	1,086.0	0.27%
Discount Price, LLC dba Robert's Market	(#,^)	2 Hill Rd, Franklin, NH 3235	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	187.8	187.8	212.0	0.05%
Douglas K. Soderblom .dba Loma Linda Optometry	(#,^)	25815 Barton Rdad, Unit C104, Loma Linda, CA 92354	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	59.0	59.0	61.7	0.02%
H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	(#,^)	5455 N 51st St., # 30, Glendale, AZ 85301	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	56.6	56.6	60.7	0.02%
New England Country Day School, Inc. and Thomas D. Walker	(#,^)	27 Kenosia Ave, Danbury, CT 6810	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	343.5	343.5	387.8	0.10%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Heil & Hornik LLC dba Elysium Tennis	(#,^)	7637 C. Commerce Place, Plain City, OH 43064	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	845.6	845.6	954.7	0.24%
Denton Bio Fuels LLC and American Bio Source LLC	(#,^)	624 W. University Dr. Ste 359, TX, TX 76201	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	38.4	38.4	40.2	0.01%
Executive Fitness & Nutrition Inc.	(#,^)	8610 Roosevelt Ave Ste 2, Jackson Heights, NY 11372	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	11.9	11.9	12.5	—%
Baton Rouge Cargo Services Inc. and 6507 Westport, LLC	(#,^)	6507 Westport Ave, Shreveport, LA 71129	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	581.3	581.3	656.3	0.16%
The Purple Cow House of Pancake Inc	(#,^)	6 & 10 Skowhegan Rd, Fairfield, ME 4937	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	62.8	62.8	70.9	0.02%
Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc. T.C. of	(#,^)	5880 US Hwy6, Portage, IN 46368	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	195.3	195.3	206.0	0.05%
1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa M	(#,^)	6510 North BRdway, Saint Louis, MO 63147	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	356.4	356.4	369.9	0.09%
Dwayne Bernard Tate	(#,^)	1238 Woodcliff Court SW, Lilburn, GA 30047	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	6.2	6.2	6.5	—%
Elegant Occasions, LLC dba E Productions	(#,^)	3650 Coral Ridge Dr Units 103-104, Coral Springs, FL 33065	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	555.1	555.1	626.7	0.16%
Anthony LLC dba Star of Woodward Market	(#,^)	5730 Woodward Ave, Detroit, MI 48202	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	105.0	105.0	118.5	0.03%
Podium Auto Sales Inc and RRS Property, LLC	(#,^)	246 S. Dixie Hwy, Pompano Beach, FL 33060	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	82.6	82.6	93.3	0.02%
Getting Even LLC dba The Zoo Health Club	(#,^)	377 South Willow St. Unit B2-1, Manchester, NH 3103	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	56.0	56.0	58.5	0.01%
Weeping Willow Kennels, Inc and Aileen N Black	(#,^)	6041 Hammond School Rd, Salisbury, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	127.3	127.3	143.7	0.04%
Teracore Inc.	(#,^)	3300 Holcomb Bridge Rd, Ste 226, Norcross, GA 30092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	95.3	95.3	98.9	0.02%
McNally Enterprises Inc.	(#,^)	1010 N. Grove St., Anaheim, CA 92806	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/27/2027	37.5	37.5	39.1	0.01%
TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	(#,^)	2235 S. Power Rd Ste 118, Mesa, AZ 85209	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	43.7	43.7	46.1	0.01%
3W Enterprises LLC	(#,^)	2727 Industrial Pkwy, Elkhart, IN 46516	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	58.9	58.9	66.5	0.02%
B & J Bicycle Shop Inc.	(#,^)	1620 E. Sample Rd, Pompano Beach, FL 33064	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	3.7	3.7	3.9	—%
Ameritube, LLC and Ravone Properties, LLC	(#,^)	1000 North State. Hwy 77, Hillsboro, TX 76645	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	169.6	169.6	191.5	0.05%
Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC	(#,^)	2808 Court St., Port Allen, LA 70767	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	183.6	183.6	207.3	0.05%
Marvic Enterprises Inc dba Jordan's Liquor	(#,^)	199 Taunton Ave, East Providence, RI 2914	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	199.1	199.1	224.8	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Maximo Canot dba Wash and Dry Laundrymat	(#,^)	34 Morningside Ave, Yonkers, NY 10703	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	125.1	125.1	141.3	0.04%
Harrison Logging Company LLC	(#,^)	127 Legate Rd, Indian Mound, TN 37079	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	65.4	65.4	68.4	0.02%
8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	(#,^)	174-176 Mountain Ave, Springfield, NJ 7081	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	297.8	297.8	336.2	0.08%
DBMS Consulting, Inc.	(#,^)	164 West 83rd St. Units 1F/1P, New York, NY 10024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	172.3	172.3	194.6	0.05%
Fave Realty Inc.	(#,^)	1875 Grand Ave, Baldwin, NY 11510	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	49.4	49.4	55.8	0.01%
SRC Publishing LLC	(#,^)	8690 Waterford Bend St., Las Vegas, NV 89123	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	12.9	12.9	13.4	—%
Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	(#,^)	5245 Bucks Bar Rd, Placerville, CA 95667	Beverage and Tobacco Product Manufacturing	Term Loan	8.25%	1/19/2030	191.0	191.0	187.1	0.05%
Jolibe LLC and Jolibe Atelier LLC	(#,^)	357 w 36th #401, New York, NY 10018	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	6.0	6.0	6.3	—%
Eickmann Management Group LLC dba Jimmy Johns of Dundee	(#,^)	568 Techumseh St., Dundee, MI 48131	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	57.2	57.2	60.3	0.02%
Fullbro Trust dba Menemsha Blues	(#,^)	2 Basin Rd, Chilmark, MA 2535	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	12.9	12.9	13.6	—%
Metropolitan Solutions Group Inc.	(#,^)	1420 Chestnut St., Portsmouth, VA 23704	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	248.7	248.7	280.8	0.07%
Techni-Pro Institute LLC	(#,^)	414 NW 35th St., Boca Raton, FL 33431	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	107.0	107.0	111.3	0.03%
New Chicago Wholesale Bakery, Inc.	(#,^)	795 Touhy Ave, Elk Grove Village, IL 60007	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	426.1	426.1	481.0	0.12%
Elita 7, LLC	(#,^)	16 Marble St., Worcester, MA 1603	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	669.9	669.9	756.4	0.19%
Allied Welding Inc.	(#,^)	1820 N. Santa Fe Ave, Chillicothe, IL 61523	Fabricated Metal Product Manufacturing	Term Loan	5.25%	12/15/2041	711.0	711.0	696.2	0.17%
Sempco, Inc.	(#,^)	51 -55 Lake St. Unit #2-6, Nashua, NH 3060	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	38.0	38.0	42.9	0.01%
Trison Enterprises Inc.dba Lee's Automotive	(#,^)	13281 Aurora Ave N, Seattle, WA 98311	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	368.6	368.6	416.1	0.10%
Wayfarer Bicycle LLC	(#,^)	118-120 Ocean Ave, New London, CT 6320	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	83.7	83.7	94.5	0.02%
Roast Beef Levittown LLC dba Arby's	(#,^)	2080 Hempstead Turnpike, East Meadow, NY 11554	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	119.7	119.7	125.9	0.03%
Mack Team Enterprises Inc.dba The UPS Store #6815	(#,^)	38200 Ave of the States, Fort Gordon, GA 30905	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	11.5	11.5	12.0	—%
eCommerce Direct, LLC	(#,^)	3440 Gannett Ave, Des Moines, IA 50321	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	438.0	438.0	456.3	0.11%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Recycling Revolution,LLC	(#,^)	4190 Collins Rd, Unadilla, GA 31091	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	81.0	81.0	91.4	0.02%
New Life Hospital LLC	(#)	17400 Red Oak Dr, Houston, TX 77090	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,103.2	1,103.2	1,245.5	0.31%
Hanson's Greeks LLC	(#,^)	8132 N. 87th Place, Ste A, Scottsdale, AZ 85258	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	6.3	6.3	6.6	—%
The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	(#)	29291 Amerihost Dr, Dowagiac, MI 49047	Accommodation	Term Loan	8.25%	12/5/2041	327.7	327.7	322.8	0.08%
Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence,LLC	(#)	1 Pebble Wood Lane, Palm Coast, FL 32164	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	63.4	63.4	71.6	0.02%
Quick Ship, LLC	(#)	448 W. 19th St, Houston, TX 77008	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	5.8	5.8	6.0	—%
Imaginarium Foods LLC,	(#,^)	751 N. Cable Rd, Lima, OH 45805	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	337.9	337.9	381.5	0.10%
Access Staffing, LLC	(#,^)	360 Lexington Ave 8th Floor, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	685.9	685.9	709.8	0.18%
Usman Jalil, LLC dba Food Mart	(#)	147 N Washington St., Plainville, CT 6062	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	210.8	210.8	238.0	0.06%
WPN Recycling Company LLC	(#,^)	5101 Andard Ave, Baltimore, MD 21226	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	12.5	12.5	13.2	—%
CRK Mens, LLC dba Spiff for Men	(#,^)	750 Third Ave, New York, NY 10017	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	57.6	57.6	59.8	0.02%
Broms Asset Management LLC	(#,^)	215 East 79th St. Apt 9E, New York, NY 10075	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	69.2	69.2	71.6	0.02%
Bouquet Restaurant LLC	(#,^)	519 Main St., Covington, KY 41011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	87.6	87.6	98.9	0.02%
Skaggs RV Outlet LLC	(#,^)	301 Commerce Dr, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	55.7	55.7	58.5	0.01%
Catherine Christine Morin dba Purr-Fect Pets	(#,^)	1915 North Austin Ave, Georgetown, TX 78626	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	10.4	10.4	10.8	—%
Hoosier Health Plus, LLC	(#,^)	520 East 8th St., Anderson, IN 46012	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	48.5	48.5	51.1	0.01%
MIK LLC dba Firehouse Subs	(#,^)	17250 Royalton Rd, Strongsville, OH 44136	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	124.1	124.1	128.6	0.03%
Dyer Properties, LLC and Bayview Pharmacy, Inc.	(#)	3844 Post Rd, Warwick, RI 2886	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	217.1	217.1	245.1	0.06%
Fine Line Interiors, Inc.	(#)	2530 SW 30th Ave, Hallandale Beach, FL 33009	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	55.6	55.6	62.7	0.02%
131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	(#,^)	13215 Miles Ave, Cleveland, OH 44105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	103.3	103.3	116.6	0.03%
Glocecol LLC	(#,^)	10302 NW South River Dr, Bay #18, Miami, FL 33178	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	41.7	41.7	43.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Veracruz Shabo, LLC(EPC) Waterfalls Quick Lube LLC (OC)	(#)	1325 BRd St., Central Falls, RI 2863	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	107.2	107.2	121.0	0.03%
Moolchan Enterprises LLC dba Staying Green	(#)	2650 S.W. 154 Ave, Davie, FL 33331	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	6.0	6.0	6.3	—%
Woodstock Enterprises Corp dba True Scent Candle Co	(#)	191 2nd Ave, Warwick, RI 2888	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	79.9	79.9	90.3	0.02%
Elite Structures Inc	(#,^)	401 Old Quitman Rd, Abel, GA 31620	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	155.8	155.8	169.3	0.04%
Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	(#,^)	200 North Branford Rd, Branford, CT 6405	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	233.0	233.0	245.0	0.06%
Worldwide Estate, Inc. dba Washington Heights Manor	(#,^)	10620 W. Greenwood Terrace, Milwaukee, WI 53224	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	202.6	202.6	228.7	0.06%
Speaker City, Inc. dba Rollin Thunder	(#)	246 East Belt Blvd, Richmond, VA 23224	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	112.6	112.6	127.1	0.03%
Maine Service Corp	(#)	59-22 55th St., Maspeth, NY 11378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	89.9	89.9	94.5	0.02%
Justin Partlow	(#)	100 Independence Place, Ste 414, Tyler, TX 75703	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	10.7	10.7	11.1	—%
Reliable Recovery Services LLC	(#)	2401 West Mcdowell Rd, Phoenix, AZ 85009	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	61.7	61.7	64.5	0.02%
Wyspen Corporation dba Charlestown Ace	(#)	5 Austin St., Charlestown, MA 2129	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	19.7	19.7	20.4	0.01%
Ailky Corporation	(#,^)	352 Beford St., Lakeville, MA 2347	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	129.9	129.9	135.0	0.03%
JJA Transportation Management Inc.	(#)	15 Church St., Upland, PA 19015	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	25.6	25.6	26.8	0.01%
Seaway LLC and Reklaw LLC dba Allure Lounge	(#)	415 -417 Halsey Dr, Newark, NJ 7102	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	123.3	123.3	139.2	0.03%
Beadon Inc	(#)	2601 Old Ocean City Rd, Salisbury, MD 21804	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	12.1	12.1	12.7	—%
CNC Precision Machine, Inc.	(#)	18360 Industrial Circle, Burton, OH 44021	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,154.2	1,154.2	1,303.1	0.33%
CD Game Exchange Inc.	(#)	3719 N Mississippi, Portland, OR 97227	Merchant Wholesalers, Durable Goods	Term Loan	8.25%	9/28/2026	3.0	3.0	2.9	—%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	(#)	24201 North Hwy 1, Fort Bragg, CA 95437	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	4.8	4.8	5.1	—%
Wrecking Crew Media LLC	(#)	229 Commercial Ave, Pittsburgh, PA 15212	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	$15.3	$15.3	$16.0	—%
Cuppiecakes LLC	(#)	313 S Main St., McGregor, TX 76557	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	$20.2	$20.2	$22.8	0.01%
Animal Intrusion Prevention Systems Holding Company, LLC dba Critter C	(#)	1362-1366 W. Carrier Pkwy, Grand Prairie, TX 75050	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	$72.4	$72.4	$75.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Raem Corporation dba Dryclean Express	(#)	557 West Whitney Rd, Fairport, NY 14450	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	$64.9	$64.9	$73.2	0.02%
Warren Dale Warrington dba Custom Paint and Body	(#)	705 S Market Ave, Fort Pierce, FL 34982	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	$90.6	$90.6	$102.3	0.03%
Rosmel Pools Inc	(#)	9300 NW 25th St. Ste 103, Miami, FL 33172	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	$10.7	$10.7	$11.2	—%
Avery Management Inc. dba Whetstone Upholstery	(#)	1122 N Bloulevard, Richmond, VA 23230	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	$5.4	$5.4	$5.6	—%
TR Companies LLC dba Liberty Rental 4 U	(#)	410 N Church Rd, Liberty, MO 64068	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	$26.2	$26.2	$27.4	0.01%
2 Cool Beans LLC dba Menchies's Frozen Yogurt	(#)	11331 Thienes Ave, South El Monte, CA 91733	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	$38.0	$38.0	$39.7	0.01%
Grayson O Company	(#)	6509 Newell Ave, Kannapolis, NC 28082	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	$560.0	$560.0	$632.2	0.16%
Paul Belanger dba Paul Belanger Landscaping	(#)	2595 Military Ave, Los Angeles, CA 90064	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	$7.9	$7.9	$8.3	—%
The Hungry Rhino LLC	(#)	47 South Main St., Windsor Locks, CT 6096	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	$68.1	$68.1	$76.8	0.02%
USA General Investment LLC dba Braniff Paint and Body Shop	(#)	2290 NW 21st Terrace, Miami, FL 33142	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	$11.7	$11.7	$12.3	—%
303 Tower Drive LLC	(#)	303 Tower Dr, Ste A, Middletown, NY 10941	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	$357.3	$357.3	$403.4	0.10%
676 Club LP dba The Green Door Tavern/The Drifter	(#)	676 and 678 North Orleans ST, Chicago, IL 60654	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	$622.6	$622.6	$702.9	0.18%
Intrepid Trinity LLC	(#)	680 Douglas Ave, Providence, RI 2908	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	$55.8	$55.8	$63.0	0.02%
EPEC Juice LLC dba Jamba Juice	(#)	810 Ninth St., Ste 128, Durham, NC 27705	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	$43.5	$43.5	$45.5	0.01%
JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	(#)	1 West Main St., Patchogue, NY 11772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	$69.3	$69.3	$72.4	0.02%
My Sainath Inc dba Motel 6	(#)	1008 E Crest Dr, Waco, TX 76705	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	$282.9	$282.9	$319.4	0.08%
Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Sho	(#)	1502 Hwy 157, Mansfield, TX 76063	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	$8.2	$8.2	$8.6	—%
Franklin Firm LLC dba Luv 2 Play	(#,^)	1310 East Stan Schleuter Loop, Killeen, TX 76542	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	$37.2	$37.2	$42.0	0.01%
Desert Tacos LLC	(#)	245 East Bell Rd Ste A-2, Phoenix, AZ 85022	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	$52.0	$52.0	$54.7	0.01%
Corning Lumber Company Inc and Frank R Close and Son Inc dba Close Pai	(#)	1314 Sixth St., Orland, CA 95963	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	$130.1	$130.1	$141.5	0.04%
VMA Technologies LLC	(#)	120 South Serenata Dr Unit 332, Ponte Vedra Beach, FL 32082	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	$11.5	$11.5	$12.0	—%
Martin Inventory Management LLC	(#)	304 1/2 Main St., Edgefield, SC 29824	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	$12.7	$12.7	$13.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

P L H Pharmaco Inc dba Farmacia San Jose	(#)	149 48th St., Union City, NJ 7087	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	$80.6	$80.6	$84.8	0.02%
WGI, LLC dba Williams Grant Inn	(#)	154 High St., Bristol, RI 2809	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	$110.3	$110.3	$124.6	0.03%
O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	(#)	626 Delsea Dr N, Glassboro, NJ 8028	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	$71.8	$71.8	$74.9	0.02%
Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	(#)	1431 11th Ave SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	$90.2	$90.2	$101.8	0.03%
Visual Advantage LLC dba Signs Now Perryberg	(#)	23248 Dunbridge Rd, Perrysburg, OH 43443	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	$81.3	$81.3	$91.8	0.02%
Long Island Comedy LLC dba Governors and New York Comedy, LLC	(#)	90 A Division Ave, Levittown, NY 11756	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	$173.5	$173.5	$195.9	0.05%
Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	(#,^)	27 Main St., Monroe, CT 6468	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	$443.9	$443.9	$501.1	0.13%
Bagelicious, LLC	(#)	945 S Main St, Cheshire, CT 6410	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	$28.0	$28.0	$29.1	0.01%
Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle Tr	(#)	377 Boston Post Rd, Milford, CT 6460	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	$256.6	$256.6	$267.2	0.07%
Jai-Alexia Consulting, Inc.	(#)	14660 Paddock Dr, Wellington, FL 33414	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	$6.1	$6.1	$6.3	—%
Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	(#)	1137 West St., Southington, CT 6489	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	$453.9	$453.9	$512.5	0.13%
Luv 2 Play AZ LLC	(#)	15495 Bell Rd, Surprise, AZ 85374	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	$40.0	$40.0	$42.0	0.01%
Refoleen Inc dba Spice and Tea Exchange	(#)	849 East Commerce St., Ste 121, San Antonio, TX 78205	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	$44.2	$44.2	$46.0	0.01%
Larry H. Patterson and Rainbow Movers, Inc	(#)	2325 Hollers Ave, Bronx, NY 10475	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	$11.5	$11.5	$12.0	—%
AP5 LLC dba Krauser's Food Store	(#)	5 Pond Point Rd, Milford, CT 6460	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	$172.6	$172.6	$194.8	0.05%
ATI Jet Inc	(#)	7007 Boeing Dr, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	$292.3	$292.3	$305.2	0.08%
Angelo Faia dba AVF Construction	(#,^)	55 Arbour Lane, Sewell, NJ 8080	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	$89.3	$89.3	$100.9	0.03%
Southwest Division Inc	(#)	2103 NE 3rd Terrace, Cape Coral, FL 33909	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	$4.2	$4.2	$4.3	—%
Jack Frost Firewood Inc. and David Dubinsky	(#)	3168 Holland Rd, Virginia Beach, VA 23453	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	$183.3	$183.3	$206.9	0.05%
International Kitchen Supply LLC	(#)	3466 North Hwy 11, West Union, SC 29696	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	$119.9	$119.9	$125.2	0.03%
Powerspec Inc	(#)	1 Linsley Place, Metuchen, NJ 8840	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	$43.7	$43.7	$45.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Horseshoe Barbecue, LLC	(#)	6555, 6565, 6575 N. Sandario Rd, Tucson, AZ 85743	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	$4.7	$4.7	$5.1	—%
Elderfriend Inc dba Granny Nannies dba GN Live Scan	(#)	1499 W. Palmetto Park Rd., Ste #115, Boca Raton, FL 33486	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	$6.4	$6.4	$6.7	—%
Dedicated Incorporated	(#)	2916 North 39th St., Phoenix, AZ 85019	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	$41.3	$41.3	$46.6	0.01%
FJN Catering Inc	(#)	106 Main St., Mineola, NY 11951	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	$233.4	$233.4	$263.5	0.07%
Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	(#)	11 Kirby Rd, Cromwell, CT 6419	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	$117.8	$117.8	$132.9	0.03%
Sabir Inc. dba Bear Diner	(#)	603 Pulaski Hwy, Bear, DE 19701	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	$110.0	$110.0	$124.2	0.03%
Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	(#)	401 East City Ave Ste 122, Bala Cynwyd, PA 19004	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	$11.1	$11.1	$11.6	—%
Warner Home Comfort, LLC dba Smith Piping	(#)	1571 Canton Rd., NW, Carrollton, OH 44615	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	$73.2	$73.2	$82.6	0.02%
Alpha Omega Trucking LLC	(#)	14432-52 State Line Rd, Brookings, OR 97415	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	$156.0	$156.0	$176.1	0.04%
Empowerschool LLC and Empower Autism Academy, LLC	(#)	1250 South A. W. Grimes Rd, Round Rock, TX 78665	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	$134.7	$134.7	$152.1	0.04%
Loriet LLC	(#)	5001 Vivienda Way, Sarasota, FL 34235	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	$3.7	$3.7	$3.9	—%
Hard Exercise Works Winter Park LLC	(#)	11551 University Blvd, Ste. 4C Building 1, Orlando, FL 32817	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	$20.2	$20.2	$21.0	0.01%
Costume World Inc	(#)	950 South Federal Hwy, Deerfield Beach, FL 33441	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	$1,153.3	$1,153.3	$1,302.1	0.33%
Accent Comfort Services, LLC	(#)	5035-C West W. T. Harris Blvd, Charlotte, NC 28269	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	$44.6	$44.6	$46.2	0.01%
Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	(#)	27-29 Cooper St., Meriden, CT 6053	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	$221.7	$221.7	$250.3	0.06%
AAA Mill Direct, Inc. dba Carpet Mill Outlets	(#)	1 North Armistead Ave, Hampton, VA 23669	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	$3.9	$3.9	$4.1	—%
Waterfalls Quick Lube LLC and Veracruz Shabo LLC	(#)	1325 BRd St., Central Falls, RI 2863	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	$240.9	$240.9	$272.0	0.07%
KNS Early Learning Academy LLC	(#)	57 Merritt St. SE, Marietta, GA 30060	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	$45.3	$45.3	$51.1	0.01%
Cameo Carter, MD A Professional Corporation dba The Garden Pediatric G	(#)	101 East Redlands Blvd., Ste 106, Redlands, CA 92373	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	$36.5	$36.5	$38.0	0.01%
Vehicle Safety Supply LLC	(#)	15 East 72nd St., Ste 14-H, New York, NY 10021	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	$10.9	$10.9	$11.4	—%
Dana A. Farley dba Independent Cabinets	(#)	5805 NE Minder Rd, Poulsbo, WA 98370	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	$57.1	$57.1	$64.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

MTS Car Service LLC	(#)	9 Gibson Court Apt# 1, Norwalk, CT 6854	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	$5.1	$5.1	$5.3	—%
Wyldewood Cellars, Inc.	(#)	951 East 119th St, Mulvane, KS 67120	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	$925.8	$925.8	$1,045.2	0.26%
Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	(#)	162 Danielson Pike, Foster, RI 2825	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	$11.1	$11.1	$11.6	—%
Barrocas Gym LLC dba Snap Fitness	(#)	260 West Main St., Avon, CT 6001	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	$9.1	$9.1	$9.5	—%
Marathon Engineering Corporation	(#)	5615 2nd St. W, Lehigh Acres, FL 33971	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	$39.8	$39.8	$44.9	0.01%
Revolution Physical Therapy LLC dba Apex Network Physical Therapy	(#)	2705 Dougherty Ferry Rd Ste 104, St. Louis, MO 63122	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	$11.1	$11.1	$11.5	—%
ActKnowledge, Inc	(#)	365 5th Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	$60.8	$60.8	$63.6	0.02%
Precious Care LLC and Precious Care Management LLC	(#)	186-06 Union Turnpike, Fresh Meadows, NY 11364	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	$258.2	$258.2	$268.2	0.07%
Kekoa Enterprises Inc dba Signarama Sandy	(#)	8942 South 700 East, Sandy, UT 84070	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	$24.1	$24.1	$25.0	0.01%
Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	(#)	330 West Harden St., Graham, NC 27253	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	$71.5	$71.5	$80.7	0.02%
Brian T Rice dba BD Logging	(#)	800 3rd St Apt B, St Marys, WV 26170	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	$0.9	$0.9	$0.9	—%
R & D Enterprises Inc dba My Pool Man	(#)	291 North Texas Ave., Orlando, FL 32805	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	$24.3	$24.3	$25.2	0.01%
Mustafa Inc and Raouf Properties LLC	(#)	3538 Pin Oak Dr, San Antonio, TX 78229	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	$66.3	$66.3	$74.8	0.02%
Dupre Capital LLC dba Fastsigns	(#)	215 Quartermaster Court, Jeffersonville, IN 47130	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	$28.4	$28.4	$29.5	0.01%
Step Up Academy of the Arts LLC	(#)	2558 Wigwam Pkwy Ste A, Henderson, NV 89074	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	$3.9	$3.9	$4.0	—%
Faith Summit Supply Inc dba Summit Supply and Summit True Value	(#)	8584 US Business Hwy 277, Haskell, TX 79521	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	$10.9	$10.9	$11.4	—%
Swerve Salon LLC	(#)	1419 N Wells St., Chicago, IL 60610	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	$38.4	$38.4	$39.9	0.01%
J & W Hardwood Flooring Inc	(#)	14967 Madison St, Brighton, CO 80602	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	$3.6	$3.6	$3.8	—%
Living Essentials HVAC Corp	(#)	42 West St., Apt 24, Randolph, MA 2368	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	$7.2	$7.2	$7.4	—%
The River Beas, LLC dba Subway and Punam Singh	(#)	5516 Baltimore Ave, Hyattsville, MD 20781	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	$119.9	$119.9	$135.3	0.03%
Drug Detection Laboratories, Inc. and Minh Tran	(#)	9700 Business Park Dr, Sacramento, CA 95827	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	$9.4	$9.4	$9.8	—%
Aaradhya LLC dba Market Square Laundry	(#)	7727 Crittenden St., Philadelphia, PA 19118	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	$37.0	$37.0	$38.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Ei3 Corporation	(#)	136 Summit Ave, Montvale, NJ 7645	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	$156.1	$156.1	$163.2	0.04%
Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	(#)	2250 Warrensville Center Rd, University Heights, OH 44118	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	$199.1	$199.1	$214.8	0.05%
Jersey Shore Marina & Boat Sales, Inc.	(#)	841 Route 70 East, Brick, NJ 8724	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	$380.2	$380.2	$429.3	0.11%
Dolarian Realty LLC and OV's Restaurant Inc	(#)	34 Old Colony Ave, East Taunton, MA 2718	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	$59.7	$59.7	$67.4	0.02%
Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	(#)	1196 Inverness Lane, Stow, OH 44224	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	$51.7	$51.7	$53.9	0.01%
MCF Forte LLC	(#)	1245 W Baseline Rd Unit 105, Mesa, AZ 85202	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	$8.6	$8.6	$9.0	—%
Panditos LLC dba White Lotus Home	(#)	431 Raritan Ave, Highland Park, NJ 8904	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	$7.3	$7.3	$7.6	—%
800 on the Trax LLC and Matrix Z LLC	(#)	800 SW 21st Terrace, Fort Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	$228.7	$228.7	$258.2	0.06%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	(#)	24201 North Hwy 1, Fort Bragg, CA 95437	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	$90.0	$90.0	$101.6	0.03%
Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Ga	(#)	8957 Kingsridge Dr, Centerville, OH 45459	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	$478.6	$478.6	$516.6	0.13%
Joyce Outdoor Advertising Chicago LLC	(#)	2443 West 16th St., Chicago, IL 60608	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	$264.8	$264.8	$298.9	0.08%
Hattingh Incorporated dba Prosthetic Care Facility	(#)	4415 Woodridge Pkwy, Ste 180, Leesburg, VA 20176	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	$8.3	$8.3	$8.6	—%
Trip Consultants U.S.A. Inc.	(#)	311 85th St., Brooklyn, NY 11209	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	$76.4	$76.4	$79.1	0.02%
Accent Tag and Label Inc	(#)	2201 Rittenhouse St, Des Moines, IA 50321	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	$582.3	$582.3	$657.4	0.16%
Sourceco Limited Liability Company	(#)	17 Palmer Ave, West Long Branch, NJ 7764	Merchant Wholesalers, Nondurable Goods	Term Loan	6.5%	12/17/2025	$18.8	$18.8	$18.6	—%
New York Home Health Care Equipment, LLC	(#)	30 Hopper St., Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	$468.8	$468.8	$488.7	0.12%
Moments to Remember USA LLC dba Retain Loyalty	(#)	1250 Sanders Ave SW, Massillon, OH 44646	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	$45.0	$45.0	$46.8	0.01%
Abitino's JFK LLC dba Abitino's	(#)	Terminal 8 JFK ExpressWay Airport, Jamaica, NY 11430	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	$22.6	$22.6	$22.8	0.01%
JAG Unit 1, LLC	(#)	1 West Main St., Patchogue, NY 11772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	$123.2	$123.2	$127.5	0.03%
Swalm Street LLC and New York Home Health Care Equipment LLC	(#)	30 Hopper St., Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	7.5%	12/16/2040	$358.0	$358.0	$353.2	0.09%
DC Enterprises Ltd. dba Lakeview True Value	(#)	318 North F St., Lakeview, OR 97630	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	$10.3	$10.3	$10.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Basista Family Limited Partnership and UPE, Inc.	(#)	3401 Brecksville Rd, Richfield, OH 44286	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	$300.8	$300.8	$339.6	0.09%
DWeb Studio, Inc.	(#)	10800 E. Bethany Dr, Ste 275, Aurora, CO 80014	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	$5.1	$5.1	$5.2	—%
Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	(#)	3105 NW 107 Ave Ste 102, Doral, FL 33172	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	$40.3	$40.3	$41.7	0.01%
S.B.B. Enterprises Inc dba Williamston Hardware	(#,^)	139 S Putnam St., Williamston, MI 48895	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	$95.0	$95.0	$107.3	0.03%
Financial Network Recovery Inc	(#,^)	250 E Easy St. Ste 1, Simi Valley, CA 93065	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	$17.7	$17.7	$18.3	—%
ADMO Inc dba Mid States Equipment	(#,^)	16180 Westwoods Business Park, Ellisville, MO 63021	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	$9.9	$9.9	$10.3	—%
R.H. Hummer Jr., Inc.	(#,^)	2141 P Ave, Williamsburg, IA 52361	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	$175.8	$175.8	$183.6	0.05%
Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	(#,^)	1838 Adee Ave, Baychester, NY 10469	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	$79.3	$79.3	$89.6	0.02%
Binky's Vapes LLC	(#,^)	10539 Greenbelt Rd Ste 102, Lanham, MD 20706	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	$9.7	$9.7	$10.1	—%
RIM Investments LLC and RIM Architects LLC	(#,^)	645 G St. Ste 400, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	$347.9	$347.9	$392.8	0.10%
Prestigious LifeCare for Seniors LLC	(#,^)	5701 North Pine Island Rd, Tamarac, FL 33321	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	$4.2	$4.2	$4.4	—%
Daniel W. Stark dba Mountain Valley Lodge and RV Park	(#,^)	223 Hwy 80, Rodeo, NM 88056	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	$11.8	$11.8	$13.3	—%
St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	(#,^)	10 West Orvis St., Massena, NY 13662	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	$545.0	$545.0	$615.3	0.15%
Finish Strong Inc dba FASTSIGNS St Peters	(#,^)	98 North Hillview Dr, St Peters, MO 63376	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	$21.6	$21.6	$22.4	0.01%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 6475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	$21.4	$21.4	$22.3	0.01%
MiJoy Inc dba Imo's Pizza	(#,^)	215 South Kirkwood Rd, Kirkwood, MO 63122	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	$3.6	$3.6	$3.7	—%
Naeem Khan LTD	(#,^)	260 West 36h St., New York, NY 10018	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	$54.1	$54.1	$56.2	0.01%
FirstVitals Health and Wellness Inc	(#,^)	521 Ala Moana Blvd. Ste 261, Honolulu, HI 96813	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	$74.7	$74.7	$77.5	0.02%
Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	(#,^)	170 Main St., North Kingstown, RI 2852	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	$122.2	$122.2	$138.0	0.03%
Empower Autism Academy	(#,^)	1250 South A. W. Grimes Rd, Round Rock, TX 78664	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	$597.3	$597.3	$674.4	0.17%
Elite Institute LLC dba Huntington Learning Center	(#,^)	13526 Village Park Dr Ste 214, Orlando, FL 32837	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	$6.4	$6.4	$6.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

God Be Glorified Inc dba GBG Inc	(#,^)	40 West. 162nd St, South Holland, IL 60473	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	$22.4	$22.4	$23.3	0.01%
GDP Gourmet LLC dba Joe and John's Pizza Restaurant	(#,^)	136 New Jersey Ave, Absecon, NJ 8201	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	$126.1	$126.1	$142.3	0.04%
SKJ Inc dba Subway	(#,^)	401 S Woodlawn Ave, Bloomington, IN 47401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	$39.2	$39.2	$40.7	0.01%
Free Ion Advisors LLC	(#,^)	322 Evandale Rd, Scarsdale, NY 10583	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	$26.6	$26.6	$27.6	0.01%

Murrayville Donuts, Inc dba Dunkin' Donuts	(#)	2304 N College Rd, Wilmington, NC 28405	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2040	317.4	317.4	358.3	0.09%
Jonathan E Nichols and Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Dr, Memphis, TN 38134	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	30.4	30.4	31.6	0.01%
Summit Beverage Group LLC	(#,^)	211 Washington Ave, Marion, VA 24354	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	197.4	197.4	217.4	0.05%
CEM Autobody LLC dba Dawn's Autobody	(#,^)	7 Division St, Keyport, NJ 7735	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	117.3	117.3	132.4	0.03%
TJU-DGT Inc dba The Lorenz Cafe	(#,^)	714-718 Lorenz Ave, Pittsburgh, PA 15220	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	13.1	13.1	14.2	—%
Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	(#,^)	13886 Campo Rd, Jamul, CA 91935	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	328.9	328.9	371.4	0.09%
SofRep, Inc dba Force 12 Media	(#,^)	1357 Ashford Ave STE 429, San Juan, PR 9070	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	32.2	32.2	33.3	0.01%
Wolf Enviro Interests, LLC and Enviromax Services Inc	(#,^)	18002 Mueschke Rd, Cypress, TX 77433	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	213.4	213.4	240.9	0.06%
Evinger PA One, Inc. dba Postal Annex, Falcon	(#,^)	7661 McLaughlin Rd, Falcon, CO 80831	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	9.1	9.1	9.4	—%
RJI Services, Inc.	(#,^)	353 E Angeleno Ste G, Burbank, CA 91502	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	9.1	9.1	9.4	—%
Real Help LLC dba Real Help Decorative Concrete	(#,^)	2221 BRdway St., Buffalo, NY 14212	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	21.5	21.5	22.3	0.01%
KRN Logistics, LLC and Newsome Trucking, Inc	(#)	2262 Hwy 53 W, Jasper, GA 30143	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	50.0	50.0	51.8	0.01%
AM PM Properties, LLC and AM PM Willington, LLC	(#,^)	1308 Stafford Rd, Storrs Mansfield, CT 6268	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	75.1	75.1	84.8	0.02%
Mirage Plastering Inc and Mpire LLC and Mpire II LLC	(#,^)	1802 W Grant Rd Ste 114, Tucson, AZ 85745	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	120.1	120.1	135.6	0.03%
Eldredge Tavern LLC dba Gonyea's Tavern	(#,^)	150 Main St., Pascoag, RI 2859	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	48.7	48.7	55.0	0.01%
ViAr Visual Communications, Inc. dba Fastsigns 281701	(#,^)	4721 University Way NE, Seattle, WA 98105	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	25.1	25.1	26.0	0.01%
Medworxs LLC	(#,^)	10901 W. Toller Dr, Littleton, CO 80127	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	50.6	50.6	52.4	0.01%
DTM Parts Supply Inc.	(#)	31 Sageman St, Mount Vernon, NY 10550	Merchant Wholesalers, Durable Goods	Term Loan	7%	6/2/2025	33.6	33.6	33.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

XCESSIVE THROTTLE, INC dba Jake's Roadhouse	(#,^)	5980 Lamar St., Arvada, CO 80003	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	3.2	3.2	3.3	—%
Villela CPA PL	(#,^)	777 Brickell Ave, Ste 500, Miami, FL 33131	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	3.6	3.6	3.7	—%
Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	(#,^)	2188 Brunswyck Rd, Wallkill, NY 12589	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	150.4	150.4	169.8	0.04%
15 McArdle LLC and No Other Impressions Inc	(#,^)	15 McArdle St., Rochester, NY 14611	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	159.0	159.0	179.5	0.05%
South Park Properties LLC and Midlothian Hardware LLC	(#,^)	4751 147th St., Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	41.2	41.2	46.5	0.01%
Matthew Taylor and Landon Farm LLC	(#)	6103 N Church St, Greensboro, NC 27455	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	86.8	86.8	98.0	0.02%
Cares Inc dba Dumpling Grounds Day Care Center	(#,^)	4508 Blakiston St., Philadelphia, PA 19136	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	70.0	70.0	79.0	0.02%
Diamond Solutions LLC	(#,^)	7845 East Evans Rd. Ste A, Scottsdale, AZ 85260	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	7.5	7.5	7.7	—%
Faramarz Nikourazm dba Car Clinic Center	(#,^)	10707 Shady Trail, Dallas, TX 75220	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	63.3	63.3	71.4	0.02%
Copper Beech Financial Group LLC	(#,^)	1223 North Church St., Moorestown, NJ 8057	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	47.1	47.1	48.7	0.01%
Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes and Trac	(#,^)	40 Buzzard Ridge Rd, Sequim, WA 98382	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	259.3	259.3	292.7	0.07%
Shorr Enterprises Inc dba New Design Furniture Manufacturers	(#,^)	3033 NW 28 St., Lauderdale Lakes, FL 33311	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	40.2	40.2	41.5	0.01%
Shellhorn and Hill Inc dba Total Fleet Service	(#,^)	501 South Market St, Wilmington, DE 19801	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	420.2	420.2	474.5	0.12%
Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	(#,^)	800 James Ave, Scranton, PA 18510	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	46.4	46.4	52.4	0.01%
Zero-In Media Inc	(#,^)	1123 BRdway Ste 704, New York, NY 10010	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	8.5	8.5	8.7	—%
Loriet LLC	(#,^)	5001 Vivienda Way, Sarasota, FL 34235	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	4.5	4.5	4.7	—%
Jaymie Hazard dba Indigo Hair Studio and Day Spa	(#,^)	2016 Warwick Ave, Warwick, RI 2889	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	37.1	37.1	41.8	0.01%
Shelton Incorporated dba Mrs. Winners	(#,^)	4509 N. Henry Blvd., Stockbridge, GA 30281	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	96.7	96.7	109.1	0.03%
R & R Security and Investigations Inc dba Pardners Lake Buchanan	(#,^)	15615 State Route 29, Buchanan Dam, TX 78609	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	73.3	73.3	82.7	0.02%
MMS Realty, LLC and Molecular MS Diagnostics LLC	(#,^)	1224 Greenwich Ave, Warwick, RI 2886	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	131.8	131.8	148.8	0.04%
Royal Crest Motors LLC	(#,^)	769 Amesbury Rd, Haverhill, MA 1830	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	78.4	78.4	88.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Luigi's on Main LLC and Luigi's Main Street Pizza Inc	(#,^)	491 Montauk Hwy, Eastport, NY 11941	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	4.2	4.2	4.4	—%
Pace Motor Lines, Inc.	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 6615	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	24.0	24.0	24.8	0.01%
Kingseal LLC dba Desoto Health and Rehab Center	(#,^)	475 Nursing Home Dr, Arcadia, FL 34266	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	1,095.2	1,095.2	1,236.4	0.31%
Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 60636	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	52.8	52.8	59.6	0.01%
Grand Blanc Lanes, Inc. and H, H and H, LLC	(#,^)	5301 S Saginaw Rd, Flint, MI 48507	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	100.8	100.8	113.8	0.03%
First Prevention and Dialysis Center, LLC	(#,^)	17940 NW 27th Ave, Miami Gardens, FL 33056	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	95.5	95.5	98.8	0.02%
Bowlerama Inc	(#,^)	3031 New Castle Ave, New Castle, DE 19720	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	1,072.3	1,072.3	1,210.6	0.30%
The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	(#,^)	114-115 Medical Center Ave, Sebring, FL 33870	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	473.2	473.2	534.2	0.13%
Will Zac Management LLC dba Papa John's	(#)	2410 West Jefferson St., Ste B, Joliet, IL 60435	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	29.5	29.5	29.3	0.01%
The Jewelers Inc. dba The Jewelers of Las Vegas	(#,^)	2400 Western Ave, Las Vegas, NV 89102	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	430.1	430.1	442.6	0.11%
B.S. Ventures LLC dba Dink's Market	(#,^)	48649 Hwy 58, Oakridge, OR 97463	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	45.8	45.8	51.7	0.01%
B & W Towing, LLC and Boychucks Fuel LLC	(#,^)	701 Addison Rd, Painted Post, NY 14870	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	136.0	136.0	153.6	0.04%
Kemmer LLC and Apples Tree Top Liquors LLC	(#,^)	1300 S Jackson St., Salem, IN 47167	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	117.8	117.8	133.0	0.03%
Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	(#,^)	988 Hemlock St., Cannon Beach, OR 97110	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	100.9	100.9	113.9	0.03%
Legacy Estate Planning Inc dba American Casket Enterprises	(#,^)	2176 Route 119 North, Greensburg, PA 15601	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	14.2	14.2	14.6	—%
DC Real LLC and DC Enterprises LTD dba Lakeview True Value	(#,^)	318 North F St., Lakeview, OR 97630	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	102.0	102.0	115.2	0.03%
Heartland American Properties LLC and Skaggs RV Outlet LLC	(#,^)	301 Commerce Dr, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	405.8	405.8	458.2	0.11%
DNT Storage and Properties LLC	(#,^)	38 Old National Pike, West Alexander, PA 15376	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	86.3	86.3	97.4	0.02%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 6475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	60.0	60.0	61.9	0.02%
Doctors Express Management of Central Texas LLC	(#,^)	3614 SW HK Dodgen Loop, Ste F, Temple, TX 76504	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	2.1	2.1	2.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Michael Rey Jr. and Lynn J. Williams (EPC) and GIG Petcare dba Hickory	(#,^)	900 Alpine Rd, Bridgeville, PA 15017	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	104.2	104.2	117.6	0.03%
Roccos LLC and Sullo Pantalone Inc dba Rocco's	(#,^)	79 Beach Rd Units B13 and B14, Vineyard Haven, MA 2568	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	216.4	216.4	244.3	0.06%
Gordon E Rogers dba Stonehouse Motor Inn	(#,^)	162 Danielson Pike, Foster, RI 2825	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	48.6	48.6	54.9	0.01%
Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	(#,^)	308 Kennedy St. NW, Washington, DC 20011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	4.7	4.7	4.8	—%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 N Beach St., Fort Worth, TX 76111	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	97.1	97.1	99.9	0.03%
Tavern Properties LLC and Wildwood Tavern LLC	(#,^)	6480 West Touhy Ave, Niles, IL 60714	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	362.3	362.3	409.1	0.10%
B&P Diners LLC dba Engine House Restaurant	(#,^)	71 Lafayette St.,, Salem, MA 1970	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	25.6	25.6	26.3	0.01%
Alpha Preparatory Academy LLC	(#,^)	4462 Mink Livsey Rd, Snellville, GA 30039	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	123.0	123.0	138.9	0.03%
Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	(#,^)	10463 Hamer Rd, Georgetown, OH 45121	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	116.4	116.4	115.1	0.03%
575 Columbus Avenue Holding Company, LLC and LA-ZE LLC dba EST EST EST	(#,^)	575 Columbus Ave, New Haven, CT 6519	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	17.1	17.1	19.4	—%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 6615	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	126.0	126.0	142.2	0.04%
AMG Holding, LLC and Stetson Automotive, Inc	(#,^)	309 Route 9, Waretown, NJ 8758	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	172.5	172.5	194.7	0.05%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 6615	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	734.2	734.2	828.9	0.21%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave Route 53, Lisle, IL 60532	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	28.5	28.5	29.4	0.01%
Nikobella Properties LLC and JPO Inc dba Village Car Wash	(#,^)	1372 South US Route 12, Fox Lake, IL 60020	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	427.7	427.7	482.8	0.12%
Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Val	(#,^)	1313 West Park St. #1, Livingston, MT 59047	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	195.9	195.9	221.1	0.06%
Sico & Walsh Insurance Agency Inc and The AMS Trust	(#,^)	106 Concord Ave, Belmont, MA 2478	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	77.6	77.6	87.6	0.02%
Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	(#,^)	15637 St Clair Ave, Cleveland, OH 44110	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	4.8	4.8	4.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Long Island Barber Institute Inc	(#,^)	266 Greenwich St., Hempstead, NY 11550	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	46.6	46.6	52.6	0.01%
Pocono Coated Products, LLC	(#,^)	100 Sweetree St., Cherryville, NC 28021	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	6.3	6.3	6.5	—%
Jonesboro Health Food Center LLC	(#,^)	1321 Stone St., Jonesboro, AR 72401	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	17.7	17.7	18.2	—%
The River Beas LLC and Punam Singh	(#,^)	11704 Centurion Way, Potomac, MD 20854	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	75.5	75.5	85.3	0.02%
AS Boyals LLC dba Towne Liquors	(#,^)	117 South BRd St., Woodbury City, NJ 8096	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	90.9	90.9	102.6	0.03%
Gerami Realty, LC (EPC) Sherrill Universal City Corral, LP dba Golden	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	42.9	42.9	45.6	0.01%
Island Wide Realty LLC and Long Island Partners, Inc. dba Realty Execu	(#,^)	201-203-205 West Merrick Rd, Valley Stream, NY 11580	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	86.5	86.5	97.7	0.02%
Wilshire Media Systems Inc	(#,^)	2649 Townsgate Rd. Ste 500, Westlake Village, CA 91361	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	48.9	48.9	50.2	0.01%
1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	(#,^)	1899 State Route 35, South Amboy, NJ 8879	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	93.5	93.5	105.6	0.03%
Kemmer, LLC (EPC) and Pitts Package Store, Inc.(OC)	(#,^)	201 S. Main St., Salem, IN 47167	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	97.6	97.6	110.2	0.03%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	(#,^)	636 South Center St., New Washington, OH 44854	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	66.5	66.5	75.1	0.02%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	(#,^)	63 S Wyoming Ave, Edwardsville, PA 18704	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	92.2	92.2	104.0	0.03%
R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	(#,^)	3111 and 3135 Delsea Dr, Franklinville, NJ 8322	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	346.6	346.6	391.4	0.10%
Summit Beverage Group LLC	(#,^)	211 Washington Ave, Marion, VA 24354	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	87.8	87.8	89.8	0.02%
952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	(#,^)	952 Boston Post Rd, Milford, CT 6460	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	171.8	171.8	193.9	0.05%
Faith Memorial Chapel LLC	(#,^)	600 9th Ave North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	177.8	177.8	200.7	0.05%
96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	(#,^)	96 Mill St., Berlin, CT 6037	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	116.9	116.9	132.0	0.03%
JWB Industries, Inc. dba Carteret Die Casting	(#,^)	74 Veronica Ave, Somerset, NJ 8875	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	70.1	70.1	71.7	0.02%
986 Dixwell Avenue Holding Company, LLC(EPC) and Mughali Foods, LLC db	(#,^)	986 Dixwell Ave, Hamden, CT 6510	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	82.6	82.6	93.3	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sarah Sibadan dba Sibadan Agency	(#,^)	102-05 101st Ave, Ozone Park, NY 11416	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	107.1	107.1	120.9	0.03%
Icore Enterprises Inc dba Air Flow Filters Inc	(#,^)	151 W 24th St, Hialeah, FL 33010	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	5.2	5.2	5.3	—%
Nutmeg North Associates LLC (OC) Steeltech Building Products Inc	(#,^)	636 Nutmeg Rd North, South Windsor, CT 6074	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	755.9	755.9	853.4	0.21%
Amboy Woodbridge Realty LLC and United Premium Foods LLC	(#)	One Amboy Ave, Woodbridge, NJ 7095	Food Manufacturing	Term Loan	7.5%	6/14/2024	1,813.7	1,813.7	1,799.8	0.45%
KK International Trading Corporation	(#,^)	219 Lafayette Dr, Syosset, NY 11791	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	108.9	108.9	117.9	0.03%
Kurtis Sniezek dba Wolfe's Foreign Auto	(#,^)	712 5th St., New Brighton, PA 15066	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	73.3	73.3	82.8	0.02%
920 CHR Realty LLC (EPC) V. Garofalo Carting Inc (OC)	(#,^)	920 Crooked Hill, Brentwood, NY 11717	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	345.4	345.4	390.0	0.10%
DKB Transport Corp	(#,^)	555 Water Works Rd, Old Bridge, NJ 8857	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	114.5	114.5	129.3	0.03%
Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	(#,^)	1455 S Richland Creek Rd, Sugar HIll, GA 30518	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	84.7	84.7	95.6	0.02%
BVIP Limousine Service LTD	(#,^)	887 W Liberty, Medina, OH 44256	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	63.0	63.0	71.1	0.02%
AcuCall LLC	(#,^)	824 U.S Hwy 1, Ste 335, North Palm Beach, FL 33408	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	3.5	3.5	3.6	—%
Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	(#,^)	3039-3043 Hedley, Springfield, IL 62704	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	9.8	9.8	10.0	—%
Polpo Realty, LLC(EPC) Polpo Restaurant, LLC (OC)	(#,^)	554 Old Post Rd #3, Greenwich, CT 6830	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	52.6	52.6	59.4	0.01%
Janice B. McShan and The Metropolitan Day School, LLC	(#,^)	2817 Lomb Ave, Birmingham, AL 35208	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	9.0	9.0	9.2	—%
Master CNC Inc & Master Properties LLC	(#,^)	11825 29 Mile Rd, Washington, MI 48095	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	490.3	490.3	553.5	0.14%
1 North Restaurant Corp dba 1 North Steakhouse	(#,^)	322 W. Montauk Hwy, Hampton Bays, NY 11946	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	172.7	172.7	195.0	0.05%
Mid-Land Sheet Metal Inc	(#,^)	125 E Fesler St., Santa Maria, CA 93454	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	112.8	112.8	127.3	0.03%
Greenbrier Technical Services, Inc	(#,^)	407 E. Edgar Ave, Ronceverte, WV 24970	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	26.1	26.1	26.6	0.01%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	(#,^)	77 Mill Rd, Freeport, NY 11520	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	120.5	120.5	136.0	0.03%
Cencon Properties LLC and Central Connecticut Warehousing Company, In	(#,^)	37 Commons Court, Waterbury, CT 6704	Warehousing and Storage	Term Loan	Prime plus 2.75%	50678	$282.1	$282.1	$318.5	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	(#,^)	12150 Annapolis Rd, Ste 301, Glenn Dale, MD 20769	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	50675	$274.0	$274.0	$309.3	0.08%
Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral Ho	(#,^)	17 Pearl St., Mystic, CT 6355	Personal and Laundry Services	Term Loan	Prime plus 2.75%	50674	$81.8	$81.8	$92.3	0.02%
Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 60636	Social Assistance	Term Loan	Prime plus 2.75%	50673	$73.8	$73.8	$83.4	0.02%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	(#,^)	11585 Jones Bridge Rd, Ste 4G, Johns Creek, GA 30022	Educational Services	Term Loan	Prime plus 2.75%	45189	$9.3	$9.3	$9.4	—%
Faith Memorial Chapel LLC	(#,^)	600 9th Ave North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus 2.75%	50668	$219.1	$219.1	$247.3	0.06%
Maynard Enterprises Inc dba Fastsigns of Texarkana	(#,^)	3735 Mall Dr, Texarkana, TX 75501	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	45187	$0.1	$0.1	$0.1	—%
Grafio Inc dba Omega Learning Center-Acworth	(#,^)	5330 Brookstone Dr, Ste 320, Acworth, GA 30101	Educational Services	Term Loan	Prime plus 2.75%	45182	$33.1	$33.1	$33.7	0.01%
The Berlerro Group, LLC dba Sky Zone	(#,^)	111 Rodeo Dr, Edgewood, NY 11717	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	45181	$114.0	$114.0	$115.9	0.03%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 6475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	47008	$30.3	$30.3	$32.7	0.01%
Prospect Kids Academy Inc	(#,^)	532 St Johns Place, Brooklyn, NY 11238	Educational Services	Term Loan	Prime plus 2.75%	50659	$101.6	$101.6	$114.7	0.03%
Schmaltz Holdings, LLC (EPC) and Schmaltz Operations, LLC dba Companio	(#,^)	3408 Castle Rock Farm Rd, Pittsboro, NC 27312	Personal and Laundry Services	Term Loan	Prime plus 2.75%	50652	$181.0	$181.0	$204.4	0.05%
Caribbean Concepts, Inc. dba Quick Bleach	(#,^)	120 East 56th St., St.#730, New York, NY 10022	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	45150	$4.2	$4.2	$4.2	—%
Angkor Restaurant Inc	(#,^)	10 Traverse St., Providence, RI 2903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	50605	$75.6	$75.6	$85.3	0.02%
Harbor Ventilation Inc and Estes Investment, LLC	(#,^)	509 East Park St., Livingston, MT 59047	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	50605	$1.9	$1.9	$2.2	—%
Tri County Heating and Cooling Inc.	(#,^)	509 East Park St., Livingston, MT 59047	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	45126	$15.2	$15.2	$15.5	—%
Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	(#,^)	1 Poppy Ave, Neptune, NJ 7753	Truck Transportation	Term Loan	Prime plus 2.75%	45124	$9.6	$9.6	$9.8	—%
Maxiflex LLC	(#,^)	512 Verret St., New Orleans, LA 70114	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	45105	$7.4	$7.4	$7.5	—%
GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	(#,^)	411 Sharp St., Millville, NJ 8332	Personal and Laundry Services	Term Loan	Prime plus 2.75%	50584	$78.8	$78.8	$89.0	0.02%
2161 Highway 6 Trail, LLC, (EPC) R. H. Hummer JR., Inc. (Co-Borrower)	(#,^)	2141 P Ave, Williamsburg, IA 52361	Truck Transportation	Term Loan	Prime plus 2.75%	46192	$224.3	$224.3	$235.9	0.06%
Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	(#,^)	200 North Branford Rd, Branford, CT 6405	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	46922	$471.1	$471.1	$507.4	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	(#,^)	24 Elm St., Montpelier, VT 5602	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	45091	$57.9	$57.9	$58.7	0.01%
Elite Structures Inc	(#,^)	401 Old Quitman Rd, Adel, GA 31620	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	50568	$667.1	$667.1	$753.2	0.19%
Absolute Desire LLC and Mark H. Szierer and Sophisticated Smile	(#,^)	85 Reaville Ave, Flemington, NJ 8822	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	50561	$152.6	$152.6	$172.3	0.04%
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD and	(#,^)	4640 Monticello Ave, Ste 8A, Williamsburg, VA 23188	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	45074	$9.6	$9.6	$9.8	—%
Ryan D. Thornton and Thornton & Associates LLC	(#,^)	800 Bethel St., Ste 200, Honolulu, HI 96813	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	45070	$6.2	$6.2	$6.3	—%
Peanut Butter & Co., Inc.	(#,^)	250 West 54th St., New York, NY 10019	Food Manufacturing	Term Loan	Prime plus 2.75%	45046	$14.7	$14.7	$14.9	—%
1258 Hartford TPKE, LLC (EPC) and Phelps and Sons, Inc (OC)	(#,^)	1258 Hartford Turnpike, Vernon, CT 6066	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	50493	$100.1	$100.1	$113.0	0.03%
A & M Commerce, Inc. dba Cranberry Sunoco	(#,^)	398 Baltimore Blvd, Westminster, MD 21157	Gasoline Stations	Term Loan	Prime plus 2.75%	50491	$261.1	$261.1	$294.7	0.07%
Xela Pack, Inc. and Aliseo and Catherine Gentile	(#,^)	8300 Boettner Rd, Saline, MI 48176	Paper Manufacturing	Term Loan	Prime plus 2.75%	46839	$146.1	$146.1	$156.9	0.04%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	(#,^)	3937 Sherman Ave, Saint Joseph, MO 64506	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	50489	$453.2	$453.2	$511.7	0.13%
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	(#,^)	51 Donnelley Rd, Old Saybrook, CT 6475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	45000	$62.6	$62.6	$63.3	0.02%
Osceola River Mill, LLC(EPC) Ironman Machine, Inc.(OC)	(#,^)	27 Hungerford St., Pittsfield, MA 1201	Machinery Manufacturing	Term Loan	Prime plus 2.75%	50456	$69.1	$69.1	$78.0	0.02%
Retain Loyalty LLC	(#,^)	1250 Sanders Ave SW, Massillon, OH 44647	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	50451	$93.6	$93.6	$105.7	0.03%
Sherill Universal City dba Golden Corral LP	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	50433	$370.7	$370.7	$418.5	0.11%
Macho LLC (EPC) Madelaine Chocolate Novelties Inc(OC) dba The Madelai	(#,^)	96-03 Beach Channel Dr, Rockaway Beach, NY 11693	Food Manufacturing	Term Loan	Prime plus 2.75%	50405	$400.0	$400.0	$451.7	0.11%
Polpo Realty LLC (EPC) & Polpo Restaurant LLC (OC) dba Polpo Restauran	(#,^)	554 Old Post Rd #3, Greenwich, CT 6830	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	50401	$422.9	$422.9	$477.5	0.12%
Richmond Hill Mini Market, LLC	(#,^)	101 Richmond Hill Ave, Stamford, CT 6902	Food and Beverage Stores	Term Loan	Prime plus 2.75%	50371	$146.8	$146.8	$165.7	0.04%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	(#,^)	1345 Wampanoag Trail, East Providence, RI 2915	Gasoline Stations	Term Loan	Prime plus 2.75%	50365	$76.4	$76.4	$86.2	0.02%
R & J Petroleum LLC (EPC) Manar USA, Inc. (OC)	(#,^)	305 Quincy Shore Dr, Quincy, MA 2107	Gasoline Stations	Term Loan	Prime plus 2.75%	50364	$142.8	$142.8	$161.2	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

St Judes Physical Therapy P.C.	(#,^)	7712 Fourth Ave, Brooklyn, NY 11209	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	44884	$1.9	$1.9	$1.9	—%
Hi-Def Imaging, Inc. dba SpeedPro Imaging	(#,^)	3580 Progress Dr, Unit Q, Bensalem, PA 19020	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	44874	$2.1	$2.1	$2.1	—%
Reidville Hydraulics Mfg Inc dba Summit	(#,^)	175 Industrial Lane, Torrington, CT 6790	Machinery Manufacturing	Term Loan	Prime plus 2.75%	50346	$208.0	$208.0	$234.9	0.06%
O'Rourkes Diner LLC dba O'Rourke's Diner	(#,^)	728 Main St., Middletown, CT 6457	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	50302	$51.7	$51.7	$58.4	0.01%
AJK Enterprise LLC dba AJK Enterprise LLC	(#,^)	1901 Naylor Rd, SE, Washington, DC 20020	Truck Transportation	Term Loan	Prime plus 2.75%	44800	$0.8	$0.8	$0.8	—%
Suncoast Aluminum Furniture, Inc	(#,^)	6291 Thomas Rd, Fort Myers, FL 33912	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	50269	$283.4	$283.4	$320.0	0.08%
Central Tire, Inc. dba Cooper Tire & Auto Services	(#,^)	1111 S Tillotson Ave, Muncie, IN 47304	Repair and Maintenance	Term Loan	Prime plus 2.75%	50220	$225.0	$225.0	$254.0	0.06%
KIND-ER-ZZ Inc dba Kidville	(#,^)	30 Maple St., Summit, NJ 7901	Educational Services	Term Loan	Prime plus 2.75%	44727	$2.0	$2.0	$2.0	—%
Graphish Studio, Inc. and Scott Fishoff	(#,^)	231 Main St., Stanford, CT 6901	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	44726	$0.7	$0.7	$0.7	—%
Tracey Vita-Morris dba Tracey Vita's School of Dance	(#,^)	4181 9th Ave West, Bradenton, FL 34025	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	44691	$0.7	$0.7	$0.7	—%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	(#,^)	6187 NW 167th St. Unit H3, Miami, FL 33015	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	46835	$51.4	$51.4	$55.2	0.01%
Shweiki Media, Inc. dba Study Breaks Magazine	(#,^)	4954 Space Center Dr, San Antonio, TX 78218	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	46468	$604.4	$604.4	$641.4	0.16%
ATI Jet, Inc.	(#,^)	7007 Boeing Dr, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	46384	$240.1	$240.1	$254.1	0.06%
J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	(#,^)	2900 South 20th St., Philadelphia, PA 19145	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	50031	$129.9	$129.9	$146.6	0.04%
39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	(#,^)	39581 Garfield Rd, Clinton Township, MI 48038	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	49948	$19.8	$19.8	$22.3	0.01%
39581 Garfield, LLC and Tri County Neurological Associates, P.C.	(#,^)	39581 Garfield Rd, Clinton Township, MI 48038	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	49948	$58.2	$58.2	$65.7	0.02%
Michael S. Decker & Janet Decker dba The Hen House Cafe	(#,^)	401 Caribou St., Simla, CO 80835	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	49917	$12.3	$12.3	$13.9	—%
Valiev Ballet Academy, Inc	(#,^)	635 - 637 Londonderry Lane, Denton, TX 76205	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	49899	$31.9	$31.9	$36.1	0.01%
LaHoBa, LLC d/b/a Papa John's	(#,^)	3001 Pontchartrain Dr, Slidell, LA 70458	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	49890	$58.0	$58.0	$65.5	0.02%
Lavertue Properties LLP dba Lavertue Properties	(#,^)	24 Wakefield St., Rochester, NH 13867	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	49855	$33.5	$33.5	$37.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave Route 53, Lisle, IL 60532	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	49855	$262.1	$262.1	$295.9	0.07%
Profile Performance, Inc. and Eidak Real Estate, L.L.C.	(#,^)	44600 Michigan Ave, Canton, MI 48188	Repair and Maintenance	Term Loan	Prime plus 2.75%	49785	$94.4	$94.4	$106.6	0.03%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	(#,^)	2267 Fernberg Trail, Ely, MN 55731	Nonstore Retailers	Term Loan	Prime plus 2.75%	49783	$106.5	$106.5	$120.3	0.03%
Michael S. Korfe dba North Valley Auto Repair	(#,^)	7516 B 2nd St., NW, Albuquerque, NM 87107	Repair and Maintenance	Term Loan	Prime plus 2.75%	49758	$11.4	$11.4	$12.9	—%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	(#,^)	64-68 North Central Ave, Valley Stream, NY 11580	Support Activities for Transportation	Term Loan	Prime plus 2.75%	49702	$83.2	$83.2	$93.9	0.02%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	(#,^)	2879 Limekiln Pike, Glenside, PA 19038	Repair and Maintenance	Term Loan	Prime plus 2.75%	49643	$24.9	$24.9	$28.1	0.01%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	(#,^)	2320 2nd St., Albuquerque, NM 87107	Repair and Maintenance	Term Loan	Prime plus 2.75%	49554	$36.0	$36.0	$40.7	0.01%
Tanner Optical Inc. dba Murphy Eye Care	(#,^)	305 Shirley Ave, Douglas, GA 31533	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	49482	$63.6	$63.6	$71.8	0.02%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 North Beach St., Haltom City, TX 76111	Administrative and Support Services	Term Loan	Prime plus 2.75%	45380	$10.8	$10.8	$11.0	—%
D & D's Divine Beauty School of Esther, LLC	(#,^)	5524 Germantown Ave, Philadelphia, PA 19144	Educational Services	Term Loan	6%	48061	$37.6	$37.6	$37.2	0.01%
Bliss Coffee and Wine Bar, LLC	(#)	1402-A Handlir Dr, Bel Air, MD 21015	Food Services and Drinking Places	Term Loan	6%	44895	$56.8	$56.8	$56.5	0.01%
1911 East Main Street Holdings, Corp	(#,^)	1911 East Main St., Endicott, NY 13760	Repair and Maintenance	Term Loan	Prime plus 2.75%	48352	$8.6	$8.6	$9.7	—%
Water Works Laundromat, LLC	(#,^)	968-970 Bergen St., Newark, NJ 7104	Personal and Laundry Services	Term Loan	Prime plus 2.25%	46637	$105.4	$105.4	$111.0	0.03%
Dave Kris, and MDK Ram Corp.	(#,^)	15 Elm Park, Groveland, MA 1930	Food and Beverage Stores	Term Loan	Prime plus 2.75%	46058	$14.0	$14.0	$14.7	—%
Head To Toe Personalized Pampering, Inc.	(#,^)	2331 North State Rd 7, Lauderhill, FL 33313	Personal and Laundry Services	Term Loan	Prime plus 2.75%	47875	$6.5	$6.5	$7.2	—%
Moonlight Multi Media Production, Inc.	(#,^)	2700 West Cypress Creek Rd, Fort Lauderdale, FL 33309	Other Information Services	Term Loan	5.3%	45689	$0.2	$0.2	$0.2	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	(#)	1912 Manhattan Ave, Harvey, LA 70058	Repair and Maintenance	Term Loan	6%	45530	$6.4	$6.4	$6.3	—%
Whirlwind Car Wash, Inc.	(#,^)	1370 Le Anne Marie Circle, Columbus, OH 43026	Repair and Maintenance	Term Loan	Prime plus 2%	47217	$10.3	$10.3	$11.0	—%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	(#,^)	745 Cheney Hwy, Ttitusville, FL 32780	Repair and Maintenance	Term Loan	Prime plus 2.25%	47067	$6.4	$6.4	$6.8	—%
Min Hui Lin	(#,^)	1916 BRd St., Lanett, AL 36863	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	46782	$10.8	$10.8	$11.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Auto Sales, Inc.	(#,^)	1925 State St., Hamden, CT 6417	Motor Vehicle and Parts Dealers	Term Loan	6%	45155	$1.9	$1.9	$1.9	—%
Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	(#)	3118 Bayshore Ave, Brigantine, NJ 8203	Amusement, Gambling, and Recreation Industries	Term Loan	6%	45183	$14.1	$14.1	$14.0	—%
Track Side Collision & Tire, Inc.	(#,^)	98-16 160 Ave, Ozone Park, NY 11414	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	45824	$2.2	$2.2	$2.3	—%
Deesha Corporation, Inc. dba Best Inn & Suites	(#,^)	9225 Pkwy East, Birmingham, AL 35206	Accommodation	Term Loan	Prime plus 2.25%	45702	$11.4	$11.4	$11.7	—%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	(#,^)	386 Winsted Rd, Torrington, CT 6790	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	44998	$1.4	$1.4	$1.4	—%
Naseeb Corporation	(#,^)	1696 North BRd St., Meriden, CT 6450	Accommodation	Term Loan	Prime plus 2.25%	45382	$9.5	$9.5	$9.7	—%
Stillwell Ave Prep School	(#,^)	1990 Stillwell Ave, Brooklyn, NY 11214	Social Assistance	Term Loan	Prime plus 2.75%	44940	$4.5	$4.5	$4.6	—%
Bhailal Patel dba New Falls Motel	(#,^)	201 Lincoln Hwy, Fairless Hills, PA 19030	Accommodation	Term Loan	Prime plus 2.75%	45012	$0.2	$0.2	$0.2	—%
Pegasus Automotive, Inc.	(#,^)	3981 Hylan Blvd, Staten Island, NY 10308	Gasoline Stations	Term Loan	Prime plus 2.75%	44918	$0.5	$0.5	$0.5	—%

Total SBA Unguaranteed Accrual Investments							$395,619.0	$395,619.0	$409,958.6	102.88%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

D & D Optics Inc dba Sterling Optical	(*,#,^)	1487 East LaSalle Dr, Bismark, ND 58503	Ambulatory Health Care Services	Term Loan	6%	12/21/2028	$41.1	$41.1	$14.2	0.00%
Edge Studios Inc Radiant Yoga LLC	(*,#,^)	448 Howe Ave, Sacramento, CA 95825	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 0%	11/1/2027	49.1	49.1	47.0	0.01%
1-0 Granny's Helpful Hands, LLC	(*,#,^)	705 East Lake St., Minneapolis, MN 55407	Nursing and Residential Care Facilities	Term Loan	Prime plus 0%	12/15/2027	15.4	15.4	1.2	0.00%
3SIXO Motorsports LLC dba 3SIXO Motorsports Shop	(*,#,^)	217 W Main St., Centralia, WA 98531	Motor Vehicle and Parts Dealers	Term Loan	7.75%	1/6/2029	94.6	94.6	61.0	0.02%
ABC Sandblasting, LLC	(*,#,^)	14029 56th St. NW, Williston, ND 58801	Specialty Trade Contractors	Term Loan	Prime plus 0%	10/31/2029	145.0	145.0	13.8	0.00%
Abylex, Inc and Worpex LLC	(*,#,^)	7473 Reese Rd #2, Sacramento, CA 95828	Professional, Scientific, and Technical Services	Term Loan	Prime plus 0%	12/12/2044	89.5	89.5	83.3	0.02%
Ace Auto Recovery, Inc.	(*,#,^)	1209 North Lane Ave, Jacksonville, FL 32254	Administrative and Support Services	Term Loan	Prime plus 0%	9/26/2043	150.8	150.8	140.4	0.04%
Acton Hardware LLC and Mark Allgood & Jamie Allgood	(*,#)	31814 Crown Valley Rd, Acton, CA 93510	Building Material and Garden Equipment and Supplies Dealers	Term Loan	8%	3/24/2041	117.1	117.1	56.7	0.01%
Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	(*,#)	12485-12489 NW 44th St., Coral Springs, FL 33071	Repair and Maintenance	Term Loan	7.75%	3/31/2040	318.3	318.3	5.6	0.00%
AJN Innovations LLC dba Burgerim	(*,#,^)	6704 Main St., Miami Lakes, FL 33014	Food Services and Drinking Places	Term Loan	Prime plus 0%	2/15/2031	111.4	111.4	73.2	0.02%
Albas Bar & Grill LLC	(*,#,^)	221 Self Main St., Homer City, PA 15748	Food Services and Drinking Places	Term Loan	6%	10/13/2042	43.9	43.9	7.3	0.00%
Alive Design, LLC	(*,#)	1906 NE 23 rd Ave, Cape Coral, FL 33909	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	8.1	8.1	7.7	0.00%
All Printing Solutions, Inc. dba Pryntcomm	(*,#)	303 E. Sioux Ave., Pierre, SD 57501	Printing and Related Support Activities	Term Loan	7.75%	6/27/2041	491.8	491.8	124.2	0.03%
Alyssa Corp dba Knights Inn	(*,#,^)	1105 Columbus Pkwy, Opelika, AL 36801	Accommodation	Term Loan	Prime plus 0%	9/30/2023	23.5	23.5	21.8	0.01%
Amboy Group, LLC dba Tommy Moloney's	(*,#)	1 Amboy Ave, Woodbridge, NJ 7095	Food Manufacturing	Term Loan	7.5%	6/14/2024	1,458.1	1,458.1	1,262.9	0.32%
Anderson Companies LLC	(*,#,^)	3015 S White Horse Pike, Hammonton, NJ 8037	Administrative and Support Services	Term Loan	Prime plus 0%	6/28/2044	189.0	189.0	175.9	0.04%
Anglin Cultured Stone Products LLC	(*,#,^)	877 Salem Church Rd, Newark, DE 19702	Construction of Buildings	Term Loan	8.25%	12/27/2042	630.5	630.5	175.2	0.04%
Anglin Cultured Stone Products LLC dba Anglin Construction	(*,#)	877 Salem Church Rd, Newark, DE 19702	Specialty Trade Contractors	Term Loan	8.25%	6/30/2025	185.8	185.8	175.4	0.04%
Anurag, LLC dba Oakwood Package Store	(*,#,^)	191-195 Oakwood Ave, West Hartford, CT 6107	Food and Beverage Stores	Term Loan	6%	6/6/2043	127.6	127.6	59.4	0.01%
Apple Tree NC Inc dba Williams Farm & Garden Center	(*,#)	109 Barkside Lane, New Bern, NC 28562	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 0%	7/28/2041	309.2	309.2	291.9	0.07%
Arclay ,LLC	(*,#,^)	49 Geyser Rd Ste 100, Saratoga Springs, NY 12866	Nonmetallic Mineral Product Manufacturing	Term Loan	8%	5/5/2030	137.1	137.1	36.4	0.01%
Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	(*,#)	2646 South Rd, Poughkeepsie, NY 12601	Gasoline Stations	Term Loan	7.75%	9/26/2024	15.6	15.6	14.7	0.00%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

B for Blonde, LLC dba Blo Blow Dry Bar	(*,#)	142 East 49th St., New York, NY 10017	Personal and Laundry Services	Term Loan	6%	2/12/2026	39.7	39.7	37.5	0.01%
B for Brunette dba Blo	(*,#,^)	50 Glen Cove Rd, Greenvale, NY 11548	Personal and Laundry Services	Term Loan	6%	9/10/2023	20.5	20.5	19.3	0.00%
D for Dream LLC dba Blo Blow Dry Bar Inc	(*,#,^)	460 East 3rd Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	6%	5/13/2029	66.7	66.7	30.9	0.01%
B&B Fitness and Barbell, Inc. dba Elevations Health Club	(*,#)	Route 611 North, Scotrun, PA 18355	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	1,282.3	1,282.3	89.8	0.02%
B&C Texas Leasing Inc and M&W Hot Oil, Inc.	(*,#,^)	8124 Sprague Rd, Odessa, TX 73764	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/30/2028	722.3	722.3	270.7	0.07%
B&C Texas Leasing Inc.,M & W Hot Oill, Inc	(*,#,^)	8124 Sprague Rd, Odessa, TX 79764	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/30/2043	256.1	256.1	136.8	0.03%
B4 Fitness LLC dba The Zoo Health Club	(*,#)	4 Beehive Dr, Epping, NH 3042	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	9/23/2026	11.7	11.7	10.3	0.00%
Baker Sales, Inc. d/b/a Baker Sales, Inc.	(*,#)	60207 Camp Villere Rd, Slidell, LA 70460	Nonstore Retailers	Term Loan	6%	3/29/2036	177.4	177.4	88.4	0.02%
Band Sawn Lumber,LLC and Nathan Ryan Adams	(*,#,^)	1873 State Hwy 29, Johnstown, NY 12095	Wood Product Manufacturing	Term Loan	7.75%	5/15/2042	90.0	90.0	23.7	0.01%
Baobab Asset Management LLC	(*,#,^)	2 Greenwich Office Park, Ste 260, Greenwich, CT 6831	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 0%	6/28/2029	40.1	40.1	38.4	0.01%
BB Services, LLC	(*,#,^)	580 39 Rd, Palisade, CO 81526	Truck Transportation	Term Loan	Prime plus 0%	6/27/2029	93.1	93.1	90.5	0.02%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	(*,#,^)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	1,608.1	1,608.1	69.9	0.02%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	(*,#)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	7.25%	12/30/2024	85.4	85.4	81.8	0.02%
Bev's Sweets LLC	(*,#,^)	3778 Hwy 254, Cleveland, GA 30528	Administrative and Support Services	Term Loan	6%	9/30/2044	210.5	210.5	122.6	0.03%
Bloomquist Communications Inc.	(*,#)	131 East Trinity Place, Decatur, GA 30030	Professional, Scientific, and Technical Services	Term Loan	Prime plus 0%	10/31/2026	35.1	35.1	33.6	0.01%
Bone Bar & Grill LLC	(*,#)	3547 &3551 Philipsburg Bigler Hwy, West Decatur, PA 16878	Food Services and Drinking Places	Term Loan	7%	6/30/2042	34.7	34.7	17.4	0.00%
Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	(*,#)	201 Highland Ave, East Syracuse, NY 13057	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/13/2039	201.2	201.2	189.9	0.05%
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	(*,#)	690 South Creek Rd, West Chester, PA 19382	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/30/2031	106.7	106.7	100.7	0.03%
Calhoun Satellite Communications, Inc.	(*,#)	1914 Tigertail Blvd, Dania Beach, FL 33004	Telecommunications	Term Loan	7%	12/2/2026	333.8	333.8	231.8	0.06%
Capital Containers LLC	(*,#,^)	7610 Auburn Blvd #4B, Citrus Heights, CA 95610	Truck Transportation	Term Loan	Prime plus 0%	12/15/2027	10.4	10.4	9.9	0.00%
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	(*,#)	320 Fair St., Kutztown, PA 19530	Transit and Ground Passenger Transportation	Term Loan	7.5%	9/30/2027	366.2	366.2	131.1	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Central Medical Clinic, PLLC- Clinica Central	(*,#)	393 North Dunlap St. Ste LL26, LL34, LL38, St. Paul, MN 55104	Ambulatory Health Care Services	Term Loan	8.25%	6/7/2029	12.7	12.7	9.8	0.00%
Chickamauga Properties, Inc., MSW Enterprises, LLP	(*,#)	214 Sutherland Way, Rocky Face, GA 30740	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	15.1	0.00%
Children First Home Health Care Inc	(*,#,^)	1220 BRdcasting Rd Ste 202, Wyomissing, PA 19610	Ambulatory Health Care Services	Term Loan	7.5%	12/27/2028	282.4	282.4	40.1	0.01%
CIS BIG DOG, LLC	(*,#,^)	8920 US HWY, 62 WEST, Cynthiana, KY 41031	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/19/2027	46.7	46.7	44.0	0.01%
Clark Realty LLC	(*,#)	4 Walker Way, Albany, NY 12205	Real Estate	Term Loan	8%	8/29/2041	73.3	73.3	28.3	0.01%
Royal Blue Investments, Inc. and Cleland Pharmacy LLC	(*,#,^)	202 S. 1st St., Wakeeny, KS 67672	Health and Personal Care Stores	Term Loan	Prime plus 0%	7/31/2042	49.3	49.3	41.2	0.01%
Clowers Trucking By Faith LLC	(*,#)	705 E Brookwood PL, Valdosta, GA 31601	Truck Transportation	Term Loan	Prime plus 0%	5/23/2029	10.4	10.4	—	0.00%
Colts V LLC and Nowatzke Service Center, Inc dba Nowatzke Truck & Trai	(*,#)	6900 Whitmore Lake Rd, Whitmore Lake, MI 48189	Repair and Maintenance	Term Loan	6.75%	9/26/2039	553.3	553.3	398.6	0.10%
Commonwealth Diagnostics International, Inc	(*,#,^)	39 Norman St. a/k/a 1 Holyoke Square, Salem, MA 1970	Professional, Scientific, and Technical Services	Term Loan	Prime plus 0%	9/20/2027	946.0	946.0	919.2	0.23%
Conference Services International ETC LLC	(*,#,^)	4802 West Van Buren St., Phoenix, AZ 85007	Administrative and Support Services	Term Loan	8%	8/14/2028	517.4	517.4	8.8	0.00%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	(*,#)	380 E. Borden Rd, Rose City, MI 48654	Professional, Scientific, and Technical Services	Term Loan	6.25%	11/30/2024	172.4	172.4	65.8	0.02%
D&G Capital LLC dba Miami Grill 277	(*,#)	2521 North Federal Hwy, Unit C, Boca Raton, FL 33431	Food Services and Drinking Places	Term Loan	6.5%	12/16/2025	42.4	42.4	10.0	0.00%
Darnoc Enterprises Inc, Setira Paul Inc dba Conrad's Famous Bakery, In	(*,#,^)	299 Utica Ave, Brooklyn, NY 11203	Food Manufacturing	Term Loan	Prime plus 0%	6/27/2043	337.0	337.0	318.1	0.08%
Dean 1021 LLC dba Pure Pita	(*,#,^)	106 Central Ave, Westfield, NJ 7090	Food Services and Drinking Places	Term Loan	6%	4/29/2025	32.4	32.4	4.6	0.00%
Destination Hope, Inc, TrilogyTreatment & Wellness Center, Inc, The Ac	(*,#)	6555 NW 9th Ave, Fort Lauderdale, FL 33309	Ambulatory Health Care Services	Term Loan	Prime plus 0%	12/30/2029	27.3	27.3	26.9	0.01%
DG Business Solutions, Inc	(*,#,^)	11008 Rene St., Lenexa, KS 66215	Professional, Scientific, and Technical Services	Term Loan	Prime plus 0%	9/30/2029	200.8	200.8	186.8	0.05%
Doxa Deo Inc dba Luv 2 Play	(*,#)	1600 Village Market Blvd, Leesburg, VA 20175	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	2/28/2026	80.6	80.6	78.3	0.02%
Driven Warehouse/Distribution LLC	(*,#)	271 East North Ave, Glendale, IL 60139	Truck Transportation	Term Loan	8%	12/22/2027	726.2	726.2	326.5	0.08%
Dynamic Dental Corporation	(*,#,^)	3760 NW 126th Ave, Coral Springs, FL 33065	Merchant Wholesalers, Durable Goods	Term Loan	7.5%	5/31/2029	60.4	60.4	57.0	0.01%
E & I Holdings, LP & PA Farm Products, LLC	(*,#)	1095 Mt Airy Rd, Stevens, PA 17578	Food Manufacturing	Term Loan	6%	4/30/2030	4,705.2	4,705.2	3,470.3	0.87%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	(*,#,^)	4401 N I-35 #113, Denton, TX 76207	Truck Transportation	Term Loan	6%	3/31/2024	154.4	154.4	20.7	0.01%
Earth First Recycling, LLC and 191 Clark Road, LLC	(*,#,^)	400 Island Park Rd, Easton, PA 18040	Merchant Wholesalers, Durable Goods	Term Loan	8%	6/5/2027	338.0	338.0	300.9	0.08%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	(*,#,^)	11949 Borden Ave, San Fernando, CA 91340	Specialty Trade Contractors	Term Loan	8.25%	12/31/2022	43.9	43.9	—	0.00%
Ericon, Inc.	(*,#)	740 Davenport Ave, Fremont, NE 68025	Gasoline Stations	Term Loan	8.25%	12/1/2041	705.6	705.6	545.0	0.14%
ERT Group Inc and Curt's Tools Inspection Inc	(*,#)	5229 142nd Dr. NW, Williston, ND 58801	Support Activities for Mining	Term Loan	6%	3/18/2041	692.4	692.4	364.2	0.09%
ETS Tree Service Inc and Eastern Tree Service, Inc	(*,#,^)	4813 Pinson Valley Pkwy, Birmingham, AL 35215	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2028	183.4	183.4	162.3	0.04%
Evergreen Pallet LLC and Evergreen Recycle LLC	(*,#)	302 W 53rd St N., Wichita, KS 67204	Wood Product Manufacturing	Term Loan	7.25%	3/16/2026	825.1	825.1	262.5	0.07%
Magill Truck Line LLC and Jeff J. Ralls	(*,#)	211 West 53rd St. N., Park City, KS 67204	Truck Transportation	Term Loan	7.25%	2/23/2026	175.9	175.9	29.9	0.01%
Evernook Valley Milk LLC	(*,#,^)	7448 Emmerson Rd, Everson, WA 98247	Animal Production and Aquaculture	Term Loan	7.5%	8/31/2042	637.5	637.5	556.1	0.14%
Excel RP Inc	(*,#,^)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	8/30/2023	66.8	66.8	63.1	0.02%
Excel RP Inc	(*,#)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	3/25/2026	95.2	95.2	23.2	0.01%
Excel RP, Inc./Kevin and Joann Foley	(*,#)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	7/8/2028	32.4	32.4	30.6	0.01%
Flex Beauty Labs, LLC	(*,#)	7512 Dr. Phillip Blvd, Orlando, FL 32819	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 0%	11/24/2030	11.7	11.7	—	0.00%
Florida Apnea Diagnostics LLC	(*,#,^)	2664 Cypress Ridge Blvd Ste. 101 & 102 A, Wesley Chapel, FL 33544	Ambulatory Health Care Services	Term Loan	8.25%	10/20/2027	134.2	134.2	34.5	0.01%
Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	(*,#,^)	5600 N. River Rd #925, Rosemont, IL 60018	Real Estate	Term Loan	Prime plus 0%	3/27/2025	512.3	512.3	—	0.00%
Four Seasons Laser Center Inc.	(*,#,^)	4720 NW 2nd Ave Unit D-104 and Unit D-105, Boca Raton, FL 33498	Personal and Laundry Services	Term Loan	Prime plus 0%	6/26/2042	203.3	203.3	185.0	0.05%
Four Seasons Laser Center Inc.	(*,#,^)	4720 NW 2nd Ave Unit D104 and Unit D-105, Boca Raton, FL 33498	Personal and Laundry Services	Term Loan	Prime plus 0%	3/28/2029	11.7	11.7	—	0.00%
Frontier Sand LLC	(*,#,^)	305 Country Hwy AA, New Auburn, WI 54757	Mining (except Oil and Gas)	Term Loan	8.25%	11/30/2027	463.6	463.6	237.5	0.06%
GEM2K, LLC dba Precision Precast Group	(*,#,^)	4150 E Magnolia St., Phoenix, AZ 85034	Miscellaneous Manufacturing	Term Loan	8.25%	5/19/2027	77.9	77.9	58.9	0.01%
Gold Wind Logistics LLC	(*,#)	2830 Beech Daly Rd, Inkster, MI 48141	Truck Transportation	Term Loan	Prime plus 0%	10/20/2041	161.3	161.3	150.1	0.04%
Grand Manor Realty, Inc. & Kevin LaRoe	(*,#)	318 S. Halsted St., Chicago, IL 60661	Real Estate	Term Loan	6%	2/20/2023	19.0	19.0	17.9	0.00%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Greensboro Plastic Surgical Associates, PA	(*,#,^)	2716 Henry St., Greensboro, NC 27405	Ambulatory Health Care Services	Term Loan	6%	6/29/2042	535.0	535.0	505.1	0.13%
GT Performance Plus Inc	(*,#,^)	4210 College St., Beaumont, TX 77707	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 0%	6/11/2044	96.3	96.3	92.3	0.02%
GT Performance Plus Inc	(*,#,^)	4210 College St., Beaumont, TX 77707	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 0%	6/11/2029	66.8	66.8	64.0	0.02%
H.M.C, Incorporated	(*,#,^)	7190 Oakland Mills Rd Ste 10, Columbia, MD 21046	Furniture and Related Product Manufacturing	Term Loan	8.25%	7/3/2028	183.8	183.8	71.0	0.02%
Hackensack Steel Corporation and Luzerne Ironworks Inc	(*,#,^)	300 Sly St., Swoyersville, PA 18709	Specialty Trade Contractors	Term Loan	6%	11/10/2026	170.1	170.1	165.3	0.04%
Hackstaff Restaurants LLC	(*,#,^)	248 W 1st. St. Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus 0%	7/15/2029	134.1	134.1	62.0	0.02%
Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc. d	(*,#,^)	34 35th St., Brooklyn, NY 11232	Food Manufacturing	Term Loan	6%	12/14/2027	77.2	77.2	27.6	0.01%
HDD Solutions, LLC	(*,#)	6550 Progress Pkwy, Cedar Hill, MO 63016	Heavy and Civil Engineering Construction	Term Loan	8.25%	12/31/2028	552.8	552.8	359.5	0.09%
HG Ventures, Inc. dba Diamond Head Trucking	(*,#,^)	100 Phoenix Dr, Finleyville, PA 15332	Truck Transportation	Term Loan	7.5%	6/29/2030	794.6	794.6	80.3	0.02%
Humd, LLC dba La Rosa Chicken and Grill	(*,#)	3111 N. University Dr, Coral Springs, FL 33065	Food Services and Drinking Places	Term Loan	Prime plus 0%	1/31/2030	124.6	124.6	119.3	0.03%
iFood, Inc. dba Steak N Shake	(*,#,^)	2840 E Millbrook Rd, Raleigh, NC 27604	Food Services and Drinking Places	Term Loan	Prime plus 0%	6/30/2039	541.9	541.9	511.6	0.13%
iFood, Inc. dba Steak N Shake	(*,#,^)	5900 Duraleigh Rd, Raleigh, NC 27612	Food Services and Drinking Places	Term Loan	Prime plus 0%	7/31/2024	148.5	148.5	35.0	0.01%
IHC Hardware Inc.	(*,#,^)	614 BRd St., Story City, IA 50248	Building Material and Garden Equipment and Supplies Dealers	Term Loan	6%	12/6/2042	93.8	93.8	54.7	0.01%
Insight Vision Care, PC, CRMOD Lubbock, P.C.,Vielm Vision Eyecare Inc	(*,#,^)	4899 Griggs Rd, Houston, TX 77021	Ambulatory Health Care Services	Term Loan	7.75%	12/27/2043	967.7	967.7	196.0	0.05%
Iredell Oral & Facial Surgery, P.C. dba Johnson Oral Surgery	(*,#,^)	229 Medical Park Rd, Ste 310, Mooresville, NC 28117	Ambulatory Health Care Services	Term Loan	6%	3/29/2044	820.8	820.8	646.4	0.16%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(*,#)	640 Dubois St., Du Bois, PA 15801	Building Material and Garden Equipment and Supplies Dealers	Term Loan	6%	11/10/2026	33.1	33.1	32.2	0.01%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(*,#)	640 Dubois St., Dubois, PA 15801	Building Material and Garden Equipment and Supplies Dealers	Term Loan	6%	11/10/2041	423.0	423.0	411.0	0.10%
Japp Business Inc dba Pick and Eat and Japp Drink Corp.	(*,#)	4179 BRdway, New York, NY 10033	Food Services and Drinking Places	Term Loan	Prime plus 0%	11/30/2025	72.3	72.3	42.6	0.01%
Jay Carlton's, LLC dba Jay Birds Rotisserie & Grill	(*,#,^)	24480 W 10 Mile RD, Southfield, MI 48033	Food Services and Drinking Places	Term Loan	6%	1/4/2029	34.8	34.8	25.6	0.01%
Jessie's Radiator and Automotive	(*,#,^)	1777 N Ventura Ave, Ventura, CA 93001	Repair and Maintenance	Term Loan	Prime plus 0%	10/31/2029	14.7	14.7	14.1	0.00%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

JMD Aviation Holdings, LLC	(*,#,^)	8050 North West 90th St., Medley, FL 33166	Rental and Leasing Services	Term Loan	Prime plus 0%	12/15/2027	397.5	397.5	375.3	0.09%
Johnny's Boy LLC	(*,#,^)	127 East King St., Martinsburg, WV 25401	Food Services and Drinking Places	Term Loan	Prime plus 0%	6/7/2044	97.3	97.3	91.9	0.02%
Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	(*,#)	200 West Adams St, Cochranton, PA 16314	Motor Vehicle and Parts Dealers	Term Loan	6.25%	10/29/2039	11.1	11.1	1.1	0.00%
Kego 2 LLC dba Jon Smith Subs 80025	(*,#,^)	2001 W. Southlake Blvd Ste 143, Southlake, TX 76092	Food Services and Drinking Places	Term Loan	Prime plus 0%	11/14/2029	87.5	87.5	—	0.00%
Kids at Heart,LLC dba Monster Mini Golf	(*,#)	10 Newbury St., Danvers, MA 1923	Amusement, Gambling, and Recreation Industries	Term Loan	6.75%	9/22/2026	17.6	17.6	16.3	0.00%
Kidtastic LLC dba The Little Gym of Audubon	(*,#)	2850 Audubon Dr, Audubon, PA 19403	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	7/27/2026	44.9	44.9	42.4	0.01%
Kim Howard Corp dba NPN Machine Tools	(*,#,^)	9130 Wayfarer Lane, Houston, TX 77075	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 0%	12/7/2042	558.3	558.3	519.6	0.13%
Kim Howard Corp dba NPN Machine Tools	(*,#,^)	9130 Wayfarer Ln, Houston, TX 77075	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 0%	6/28/2029	194.4	194.4	45.9	0.01%
Kostekos Inc dba New York Style Pizza	(*,#)	10 South King St., Gloucester, NJ 8030	Food Services and Drinking Places	Term Loan	8%	2/6/2040	34.8	34.8	17.1	0.00%
LA Diner Inc dba Loukas L A Diner	(*,#)	3205 Route 22 East, Branchburg, NJ 8876	Food Services and Drinking Places	Term Loan	7.25%	9/28/2037	92.8	92.8	54.2	0.01%
LAN Doctors Inc	(*,#)	14 Pierson Court, Mahwah, NJ 7430	Professional, Scientific, and Technical Services	Term Loan	8.25%	8/28/2025	52.6	52.6	49.6	0.01%
LAN Doctors Inc	(*,#)	14 Pierson Court, Mahwah, NJ 7430	Professional, Scientific, and Technical Services	Term Loan	8.25%	3/16/2026	43.4	43.4	41.0	0.01%
Legacy Roof Contractors LLC	(*,#,^)	32091 Broken Branch Circle, Spanish Fort, AL 36527	Specialty Trade Contractors	Term Loan	6%	2/28/2044	242.2	242.2	165.1	0.04%
Linqserv Inc.	(*,#,^)	1555 Lyell Ave, Rochester, NY 14606	Transit and Ground Passenger Transportation	Term Loan	7.5%	11/9/2027	261.2	261.2	15.8	0.00%
LP Industries, Inc dba Childforms and Lenoir Business Partners LLC (EP	(*,#,^)	2040 Norwood, Lenoir, NC 28645	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 0%	9/30/2038	252.0	252.0	213.4	0.05%
LP Industries, Inc dba Childforms	(*,#,^)	110 Charleston Dr, Ste 105-107, Morresville, NC 28117	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 0%	9/30/2038	102.3	102.3	71.6	0.02%
LP Industries Inc dba Childforms	(*,#,^)	110 Charleston Dr, Mooresville, NC 28117	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 0%	7/29/2025	66.3	66.3	—	0.00%
LP Industries Inc. dba Childforms	(*,#,^)	2040 Norwood St. SW, Lenoir, NC 28645	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 0%	12/14/2027	58.3	58.3	—	0.00%
LP Industries, Inc and Playground Packages, LLC	(*,#,^)	2040 Norwood, Lenoir, NC 28645	Miscellaneous Manufacturing	Term Loan	Prime plus 0%	12/21/2028	81.2	81.2	—	0.00%
Luv 2 Play Nor Cal, LLC	(*,#,^)	82 Clarksville Rd, Folsom, CA 95682	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 0%	9/25/2029	101.8	101.8	4.0	0.00%
Luv 2 Play Nor Cal, LLC dba Luv 2 Play	(*,#)	82 Clarksville Rd, Folsom, CA 95630	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 0%	9/27/2026	31.8	31.8	30.5	0.01%
Luv 2 Play Temecula, LLC	(*,#)	26469 Ynez Rd, Temecula, CA 92591	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 0%	8/15/2026	33.4	33.4	32.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Mag Auto Group Inc dba MAG Motor Company	(*,#,^)	1890 North Main St., Walnut Creek, CA 94596	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 0%	9/24/2031	218.8	218.8	101.8	0.03%
Malhame & Company Publishers & Importers Inc.	(*,#,^)	180 Orville Rd, Bohemia, NY 11780	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 0%	6/29/2027	60.3	60.3	56.1	0.01%
Marlin Lighting LLC	(*,#,^)	7207 B Lockport Pl, Lorton, VA 22079	Specialty Trade Contractors	Term Loan	6%	12/19/2028	80.2	80.2	75.7	0.02%
Matchless Transportation LLC dba First Class Limo	(*,#)	31525 Aurora Rd # 5, Solon, OH 44139	Transit and Ground Passenger Transportation	Term Loan	6.25%	5/31/2020	118.0	118.0	25.5	0.01%
MB Nursery	(*,#,^)	15562 HWY-South, Whitehouse, TX 75791	Administrative and Support Services	Term Loan	Prime plus 0%	5/31/2020	75.5	75.5	71.3	0.02%
MIT LLC	(*,#,^)	11 North Peach ST., Medford, OR 97504	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	83.9	83.9	68.5	0.02%
Mojo Brands Media, LLC	(*,#)	3260 University Blvd., Ste 100, Winter Park, FL 32792	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	673.2	673.2	62.1	0.02%
Moon Landscaping, Inc, Moon Group, Inc moon Nursery, Inc, Moon Site Ma	(*,#,^)	145 Moon Rd, Chesapeake City, MD 21915	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	1,083.3	1,083.3	1,022.7	0.26%
Morris Glass and Construction Inc	(*,#)	40058 Hwy 30, Astoria, OR 97103	Specialty Trade Contractors	Term Loan	15%	10/1/2023	308.9	308.9	135.5	0.03%
Mr. Lube, Inc	(*,#,^)	721 E Westpoint Dr., Wasilla, AK 99654	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2043	654.6	654.6	452.4	0.11%
Mr. Lube, Inc.	(*,#,^)	721 E. West Point Dr, Wasilla, AK 99654	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2028	516.8	516.8	23.1	0.01%
Murf & Sons LLC	(*,#,^)	3821 Pleasant Hill Rd, Store #B-107, Kissimmee, FL 34746	Food Services and Drinking Places	Term Loan	6%	11/16/2027	44.9	44.9	42.4	0.01%
N Transport LLC	(*,#,^)	5348 W Brown Ave, Fresno, CA 93722	Truck Transportation	Term Loan	8%	11/20/2027	364.2	364.2	31.6	0.01%
National Dredging Services of North Florida, Inc.	(*,#,^)	1537 Northwest Main Blvd., Lake City, FL 32055	Repair and Maintenance	Term Loan	Prime plus 0%	6/27/2028	37.7	37.7	8.9	0.00%
National Dredging Services of North Florida, Inc.	(*,#,^)	1537 Northwest Main Blvd., Lake City, FL 32055	Repair and Maintenance	Term Loan	Prime plus 0%	6/27/2043	26.3	26.3	24.8	0.01%
Olsen Bros. Transportation, Inc. & Golden Spike Leasing, LLC	(*,#,^)	2520 Pennsylvania Ave, Ogden, UT 84401	Truck Transportation	Term Loan	8.25%	6/20/2028	504.7	504.7	93.9	0.02%
Panther Ironworks and Rigging Solutions LLC	(*,#)	1028 Washburn Switch Rd, Shelby, NC 28150	Specialty Trade Contractors	Term Loan	6%	11/10/2026	42.9	42.9	23.8	0.01%
Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Globa	(*,#)	412 and 500 Main St., La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2026	558.1	558.1	23.3	0.01%
Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Serv	(*,#)	412 and 500 Main St., La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2041	110.1	110.1	29.6	0.01%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC dba Econo	(*,#,^)	421 S. Oak St., Pecos, TX 79772	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 0%	3/27/2042	388.0	388.0	155.9	0.04%
Pecos Entertainment LLC dba State Theater	(*,#)	421 South Oak St, Pecos, TX 79772	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 0%	12/31/2029	123.4	123.4	—	0.00%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Pecos Inn LLC dba Econo Lodge	(*,#)	2207 W Third St., Pecos, TX 79772	Accommodation	Term Loan	Prime plus 0%	4/28/2041	621.9	621.9	378.2	0.09%
Peter K Lee MD, PC dba Atlanta Primary Care	(*,#,^)	211 Roberson Mill Rd, Milledgeville, GA 31061	Ambulatory Health Care Services	Term Loan	8.25%	9/13/2043	859.6	859.6	759.5	0.19%
Peter K Lee MD, PC dba Atlanta Primary Care LLC	(*,#,^)	5 Ashford Way, Hawkinsville, GA 31061	Ambulatory Health Care Services	Term Loan	8.25%	9/13/2028	381.0	381.0	359.7	0.09%
Picon Motors LLC dba The New Young's Motors	(*,#,^)	199-211 Central Ave, Orange, NJ 7080	Motor Vehicle and Parts Dealers	Term Loan	6%	6/12/2029	213.8	213.8	101.1	0.03%
Play4Fun dba Luv 2 Play	(*,#,^)	13722 Jamboree Rd, Irvine, CA 92602	Amusement, Gambling, and Recreation Industries	Term Loan	7.5%	3/7/2028	148.1	148.1	143.9	0.04%
Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand and	(*,#)	13851 S State HWY 34, Scurry, TX 75158	Specialty Trade Contractors	Term Loan	8.25%	10/28/2025	371.2	371.2	190.3	0.05%
Prestige Construction of Florida, LLC	(*,#,^)	1404 Yorktown St. Ste E, Deland, FL 34944	Construction of Buildings	Term Loan	6%	5/23/2042	105.1	105.1	97.1	0.02%
Prime Precision Machining, LLC	(*,#,^)	845 Mandoline Ave, Madison Heights, MI 48071	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 0%	9/11/2029	200.8	200.8	40.7	0.01%
Prime Precision Machining, LLC	(*,#,^)	845 Mandoline Ave, Madison Heights, MI 48071	Real Estate	Term Loan	Prime plus 0%	9/11/2044	267.9	267.9	249.3	0.06%
Providence Management Environmental, LLC, Tindol Energy Group, LLC	(*,#,^)	6570 W Hwy 67, Cleburne, TX 76033	Waste Management and Remediation Services	Term Loan	6%	6/19/2029	17.8	17.8	17.3	0.00%
PS Camping, Inc. dba Prospectors RV Resort	(*,#,^)	43659&43595 US Hwy 50, Canon City, CO 81212	Accommodation	Term Loan	8.25%	5/19/2042	882.0	882.0	832.8	0.21%
PS Camping Inc.	(*,#,^)	43595 US Hwy 50, Canon City, CO 81212	Accommodation	Term Loan	8.25%	12/1/2027	17.3	17.3	16.3	0.00%
Quality Machine of Iowa, Inc	(*,#,^)	1040 4th Ave, Audubon, IA 50025	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 0%	2/9/2028	1,002.4	1,002.4	932.9	0.23%
Quality Machine of Iowa, Inc	(*,#,^)	1040 4th Ave, Audubon, IA 50025	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/25/2029	56.5	56.5	52.6	0.01%
R & K Contracting Inc	(*,#)	3605 NW 31st Ave, Fort Lauderdale, FL 33309	Specialty Trade Contractors	Term Loan	Prime plus 0%	2/18/2026	8.2	8.2	7.7	0.00%
Ramjay Inc.	(*,#,^)	85 S. Bragg St. Ste 303, Alexandria, VA 22312	Transit and Ground Passenger Transportation	Term Loan	4.5%	1/13/2027	316.5	316.5	92.7	0.02%
Recovery Boot Camp, LLC, Rule 62, Inc. and Healing Properties, LLC	(*,#,^)	85 SW 5th Ave, Delray Beach, FL 33444	Ambulatory Health Care Services	Term Loan	7.75%	12/28/2028	102.6	102.6	77.5	0.02%
Rich's Food Stores LLC dba Hwy 55 of Wallace	(*,#)	611 East Southerland St., Wallace, NC 28466	Food Services and Drinking Places	Term Loan	8.25%	9/14/2026	99.3	99.3	41.3	0.01%
Rihahn Inc. dba RDBL, Inc	(*,#,^)	1397 McGuire Rd, Lamar, AR 72846	Forestry and Logging	Term Loan	6%	9/14/2028	115.0	115.0	54.3	0.01%
RIHAHN INC dba RDBL, INC.	(*,#,^)	1397 McGuire Rd, Lamar, AR 72846	Forestry and Logging	Term Loan	Prime plus 0%	2/5/2029	5.4	5.4	5.1	0.00%
Route 130 SCPI Holdings LLC (EPC) Route 130 SCPI Operations LLC (OC) d	(*,#)	423-429 Route 156, Trenton, NJ 8620	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	279.5	279.5	57.8	0.01%
RWBB LLC	(*,#,^)	4120 7th Ave, Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	Prime plus 0%	6/26/2044	74.3	74.3	48.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

RWBB LLC	(*,#)	4120 7th Ave, Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	6%	12/19/2029	15.2	15.2	14.3	0.00%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(*,#)	726-740 South Fleming St., Sebastian, FL 32958	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	11/23/2040	738.3	738.3	631.3	0.16%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(*,#,^)	726-740 South Fleming St., Sebastian, FL 32958	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 0%	12/24/2041	492.0	492.0	464.5	0.12%
Sanabi Investment, LLC dba Oscar's Moving and Storage	(*,#,^)	11421 N W 107th St., #13, Miami, FL 33178	Truck Transportation	Term Loan	0%	3/5/2027	82.7	82.7	66.8	0.02%
Sandlot Ventures LLC and Sandbox Ventures LLC	(*,#,^)	1857A Elmdale Ave, Glenview, IL 60025	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/25/2040	88.1	88.1	58.9	0.01%
Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	(*,#)	3822 State Route 3, Red Bud, IL 62278	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	2/10/2030	520.9	520.9	33.8	0.01%
Shining Star Kids, Inc. dba Brain Balance	(*,#,^)	17323 Ventura Blvd, Encino, CA 91316	Educational Services	Term Loan	Prime plus 0%	1/7/2029	77.2	77.2	72.9	0.02%
Shooter's Gun Club, LLC	(*,#)	2429 Iowa St. Stes B, C and D, Lawrence, KS 66046	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 0%	4/27/2030	167.2	167.2	157.4	0.04%
Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation	(*,#,^)	3031 Patrick St, Kissimmee, FL 34741	Air Transportation	Term Loan	8.25%	12/12/2027	407.7	407.7	384.9	0.10%
Skyways LTD,Jet 60 LLC,Mendean Jonath, Inc,Jet AOG, Inc & Jonathan Men	(*,#,^)	426 15th St. NW, Huron, SD 57350	Support Activities for Transportation	Term Loan	Prime plus 0%	6/8/2043	365.3	365.3	344.9	0.09%
Skyways, LTD	(*,#,^)	350 15th St. NW, Huron, SD 57350	Support Activities for Transportation	Term Loan	Prime plus 0%	3/22/2029	740.7	740.7	139.9	0.04%
Sovereign Communications LLC	(*,#)	26 E 3 Mile Rd,, Sault Sainte Marie, MI 49783	Broadcasting (except Internet)	Term Loan	6.75%	2/7/2024	515.2	515.2	111.4	0.03%
Space Express, LLC	(*,#,^)	2775 Burris Rd, Davie, FL 33314	Truck Transportation	Term Loan	6%	3/12/2029	76.0	76.0	26.5	0.01%
SSI Refrigerated Express Inc. and Robert M Stallone	(*,#,^)	1001 E. Cooley Dr Ste 102, Colton, CA 92324	Truck Transportation	Term Loan	Prime plus 0%	11/17/2027	43.4	43.4	37.4	0.01%
SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	(*,#,^)	1001 E. Cooley Dr Ste 102, Colton, CA 92324	Truck Transportation	Term Loan	Prime plus 0%	2/28/2027	146.0	146.0	104.1	0.03%
Stat Constructor L.P	(*,#,^)	9573 US Hwy 220, Stoneville, NC 27048	Specialty Trade Contractors	Term Loan	Prime plus 0%	8/30/2028	88.1	88.1	83.1	0.02%
StillBasi Holdings, Inc. dba Buxton Auto Transport	(*,#,^)	9371 Jackson Rd, Sacramento, CA 95826	Truck Transportation	Term Loan	6%	3/29/2029	263.6	263.6	145.6	0.04%
Sultan's Palace L.L.C.	(*,#,^)	8125 West Sahara Ave, Ste 300, Las Vegas, NV 89117	Food Services and Drinking Places	Term Loan	Prime plus 0%	10/24/2029	17.7	17.7	7.1	0.00%
Suncrest Stone Products LLC	(*,#)	341 County Farm Rd, Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	7.25%	8/29/2041	429.2	429.2	—	0.00%
Suncrest Stone Products LLC	(*,#)	341 County Farm Rd, Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	7.5%	8/29/2026	529.5	529.5	85.1	0.02%
T and B Boots Inc dba Takken's Shoes	(*,#)	72 South Main St., Templeton, CA 93465	Clothing and Clothing Accessories Stores	Term Loan	7.25%	12/7/2026	380.7	380.7	369.9	0.09%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Tarver-Henley Inc. and Tar-Hen LLC	(*,#,^)	2125 College Ave, Jackson, AL 36545	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.75%	6/21/2042	97.8	97.8	38.2	0.01%
The Alba Financial Group, Inc.	(*,#)	1420 Spring Hill Rd, McLain, VA 22102	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	3/10/2021	0.1	0.1	0.1	—%
The Country House Restaurant, LLC and Pelton Real Estate, LLC	(*,#,^)	677 US Route 7, Pittsford, VT 5763	Food Services and Drinking Places	Term Loan	Prime plus 0%	6/30/2042	47.3	47.3	44.7	0.01%
Top Quality Dent Service LLC	(*,#,^)	1541 Vapor Trail, Colorado Springs, CO 80905	Repair and Maintenance	Term Loan	Prime plus 0%	11/2/2027	4.1	4.1	—	0.00%
Victorian Restaurant and Tavern, LLC	(*,#,^)	226 Maple Ave, Cheshire, CT 6410	Food Services and Drinking Places	Term Loan	8.25%	2/22/2042	80.0	80.0	75.5	0.02%
VIIXVII Sewing Studio, LLC	(*,#)	227 E Girard Ave, Philadelphia, PA 19125	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 0%	1/22/2031	4.1	4.1	—	0.00%
White Hawk Inc.	(*,#,^)	2101 Dr. Martin Luther King Jr. Blvd, Stockton, CA 95205	Truck Transportation	Term Loan	8.25%	12/15/2026	917.5	917.5	57.1	0.01%
Wilban LLC	(*,#)	454 US Hwy 22, Whitehouse Station, NJ 8889	Food Services and Drinking Places	Term Loan	7.5%	3/11/2026	5.7	5.7	5.5	0.00%
Wilban LLC	(*,#)	454 US Hwy 22, Whitehouse Station, NJ 8889	Food Services and Drinking Places	Term Loan	7.25%	3/28/2039	238.6	238.6	75.5	0.02%
Zahmel Restaurant Suppliers Corp dba Cash & Carry;Zahners Hardware;Zan	(*,#,^)	33-51 11th St., Astoria, NY 11106	Merchant Wholesalers, Nondurable Goods	Term Loan	8.25%	4/28/2027	75.8	75.8	71.5	0.02%
Zeeba Company, Inc dba Zeeba Rent-A-Van & 5 Star Rent- A-Van	(*,#,^)	3200 Wilshire Blvd Ste 1000, Los Angeles, CA 90010	Transit and Ground Passenger Transportation	Term Loan	7.75%	9/27/2028	282.6	282.6	183.8	0.05%
Total Unguaranteed Non-Accrual SBA Investments							53,932.2	53,932.2	$30,046.2	7.54%

Total Unguaranteed SBA Investments							$449,551.2	$449,551.2	$440,004.8	110.42%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

The Hall at the Yard	1412 Alden Rd, Orlando, FL 32803	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/2/2031	$1,975.8	$1,975.8	$2,138.8	0.54%
Little Angels Daycare	4551 Summit Blvd, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus 2.75%	2/3/2047	257.0	257.0	288.5	0.07%
Crux Solutions, LLC	6938 Westover St., Houston, TX 77087	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/1/2032	319.9	319.9	354.7	0.09%
Shrijee LLC	908 Washington St., Manitowoc, WI 54220	Accommodation	Term Loan	Prime plus 2.75%	5/30/2047	1,343.8	1,343.8	1,513.4	0.38%
Hair and Beauty Market Place, LLC	7900 S. Orange Blossom Trail, Unit 1, Orlando, FL 32809	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/31/2047	1,686.0	1,686.0	1,894.7	0.48%
RGV Poke LLC	5401 North 10 St. Unit 126, McAllen, TX 78504	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/2/2032	206.3	206.3	228.8	0.06%
Alaska Industrial Paint LLC	1301 North Post Rd, Anchorage, AK 99501	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/8/2032	330.9	330.9	366.9	0.09%
B & W Towing LLC	701 Addison Rd, Painted Post, NY 14870	Support Activities for Transportation	Term Loan	Prime plus 2.75%	2/9/2047	645.4	645.4	727.7	0.18%
Black Market Restaurant Group Inc	29941 Aventura, Ste K, Rancho Santa Margarita, CA 92688	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/24/2032	265.5	265.5	294.4	0.07%
C.D.A. Serviceability Trust Inc.	4501 6th Ave, Tacoma, WA 98406	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2046	526.4	526.4	593.5	0.15%
CJ REAL ESTATE PARTNERS LLC	1800 E Palm Ave, Tampa, FL 33605	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2047	2,213.3	2,213.3	2,492.8	0.63%
Jafar & Jamal Inc.	11 Highland Ave, Malden, MA 2148	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/29/2032	362.2	362.2	401.6	0.10%
Metro of Livernois	17149 Livernois, Detroit, MI 48221	Telecommunications	Term Loan	Prime plus 2.75%	5/29/2047	1,822.1	1,822.1	2,052.2	0.51%
Kynytyx Inc	990A Station Rd, Bellport, NY 11713	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/22/2032	864.5	864.5	957.5	0.24%
M&P_CAL, LLC	8086 East Santa Canyon Rd, Anaheim, CA 92808	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/22/2032	198.5	198.5	220.1	0.06%
Kedai Indonesian Café	110 S Mountain Ave, Upland, CA 91786	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2032	124.3	124.3	137.8	0.03%
Potato Bros LLC	1435 N Wells St., Chicago, IL 60610	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/28/2032	347.1	347.1	384.8	0.10%
Bofill's Barbeque LLC	15159 South Cicero Ave, Oak Forest, IL 60452	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2047	284.1	284.1	320.4	0.08%
Gerland Investments, Inc.	12611 I-10 West, Ste 102, San Antonio, TX 78230	Educational Services	Term Loan	Prime plus 2.75%	4/22/2032	105.9	105.9	117.5	0.03%
LR Greenview LLC	2977 Ygnacio Valley Rd, Unit 2977, Pleasant Hill, CA 94523	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/24/2032	140.8	140.8	156.1	0.04%
Foster the Community LLC	13451 and 13453 Fishhawk Blvd, Riverview, FL 33569	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2032	74.4	74.4	82.5	0.02%
Suha Restaurants	8211 Byron Center Ave SW, Byron Center, MI 49315	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/9/2032	528.0	528.0	585.4	0.15%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

IV Therapy Management	2 Sears Dr, Paramus, NJ 7652	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/13/2032	206.5	206.5	229.0	0.06%
Momentum Metal Finishing	1286 Anvilwood Ave, Sunnyvale, CA 94089	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/13/2047	253.9	253.9	286.9	0.07%
BGF Bobby Q’s Inc	365 W Sunrise Hwy, Freeport, NY 11520	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/13/2047	444.0	444.0	501.7	0.13%
La Taqueria Inc	10 Greenwich Ave, GREENWICH, CT 6830	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/17/2032	288.7	288.7	318.0	0.08%
Yours II Cosmetology Academy Inc.	1416 W Columbia Ave, Battle Creek, MI 49015	Educational Services	Term Loan	Prime plus 2.75%	12/21/2047	2,471.3	2,471.3	2,761.6	0.69%
Alaska Industrial Paint LLC	1301 North Post Rd, Anchorage, AK 99501	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/21/2047	75.0	75.0	84.9	0.02%
Colorado Avocado LLC	11590 Ridgeline Dr, Colorado Springs, CO 80921	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2032	346.5	346.5	382.9	0.10%
3 Generations LLC	2800 Baton Rouge Rd, Williamstown, KY 41097	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2032	309.5	309.5	341.2	0.09%
Clean Pro 1, LLC	385 Boston Post Rd, Orange, CT 6477	Construction of Buildings	Term Loan	Prime plus 2.75%	5/29/2047	294.1	294.1	331.6	0.08%
Ride4U	747 N State Rd 7, Plantation, FL 33317	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/29/2046	3,644.4	3,644.4	4,054.3	1.02%
Northcomm LLC	213 Cascade View Court, East Wenatchee, WA 98802	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/29/2031	221.4	221.4	244.1	0.06%
HOTWORX Studio	2703 East BRdway, Columbia, MO 65201	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/19/2032	155.0	155.0	171.8	0.04%
K&A Automotive Inc.	2070 Nooseneck Hill Rd, Coventry, RI 2816	Gasoline Stations	Term Loan	Prime plus 2.75%	5/26/2047	232.3	232.3	264.5	0.07%
Choice Care Learning Centers Inc.	123 Park Ln Dr, Rutherfordton, NC 28139	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2047	681.8	681.8	776.4	0.19%
JG Beauty Group Inc.	11617 Coral Hills Dr, Dallas, TX 75229	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2032	151.4	151.4	166.9	0.04%
Tatum Global Services LLC	8097 Sudley Rd, Manassas, VA 20109	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/9/2032	219.6	219.6	242.1	0.06%
Mike N Jac Enterprises Inc.	115 Fairview Rd, Unit 8, Ellenwood, GA 30294	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/22/2032	177.0	177.0	195.1	0.05%
J.D. Towing LLC	1122 E Michigan Ave, Ypsilanti, MI 48198	Support Activities for Transportation	Term Loan	Prime plus 2.75%	2/24/2032	442.5	442.5	487.9	0.12%
Titheotokos, LLC. dba Sunshine Pharmacy	1995 US-1, Vero Beach, FL 32960	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/24/2047	616.7	616.7	698.4	0.18%
Under the Rose Inc.	11 Primrose St, Palmer Lake, CO 80133	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2047	817.5	817.5	923.8	0.23%
Happier Now LLC	724 Homestead Rd, La Grange Park, IL 60526	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/11/2032	18.8	18.8	20.8	0.01%
Southdown Coffee	49 Maple Ave, Sea Cliff, NY 11579	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/11/2032	69.3	69.3	76.9	0.02%
Evolving Nurse, LLC	2940 Noble Rd, Cleveland Heights, OH 44121	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/18/2047	259.5	259.5	293.2	0.07%
Impresa Building Systems of Greenwood, SC	161 Rock Church Rd SE, Greenwood, SC 29649	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	10/23/2032	732.2	732.2	792.6	0.20%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Little Angels Daycare and Learning Center LLC	4551 Summit Blvd, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus 2.75%	3/24/2048	15.0	15.0	17.1	—%
Leedann Properties LLC	534 Mill St SE, Gainesville, GA 30501	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/24/2032	10.2	10.2	11.3	—%
Tiny's Gumbo Bar NYC LLC	275 Church St., New York, NY 10013	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/29/2032	45.1	45.1	50.0	0.01%
2900 N. 18th Street LLC / Bobby Morganstein Events	77 Buck Rd, Huntingdon Valley, PA 19006	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/30/2047	572.6	572.6	645.6	0.16%
ZenDog, LLC	858 C Ridge Rd, Duson, LA 70529	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2032	14.3	14.3	15.8	—%
Samson Cinema Holdings, Inc.	1400 Pile St., Clovis, NM 88101	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	9/30/2047	630.0	630.0	700.9	0.18%
Beau & HB Inc. dba Beau’s Billard, Bowling & Arcade	100 Village Rd, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	99.2	99.2	104.4	0.03%
NJ Floats Inc	327 Route 202/206, Bedminster Township, NJ 7921	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2046	822.0	822.0	907.3	0.23%
Changing Gearz	161 Main St, West Newbury, MA 1985	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/6/2032	45.6	45.6	50.6	0.01%
Harmony Hair Design	244 West Main St., Ste 2, Goshen, NY 10924	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/18/2032	52.8	52.8	58.5	0.01%
Costa AG Compliance	27912 Cooperstown Rd, La Grange, CA 95329	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	2/11/2032	59.5	59.5	66.0	0.02%
William R Kretzer LLC	10375 Park Meadows Dr, Lone Tree, CO 80124	Real Estate	Term Loan	Prime plus 2.75%	2/11/2032	67.0	67.0	74.3	0.02%
530 Strength & Conditioning	629 Entler Ave, Chico, CA 95928	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/22/2032	42.5	42.5	47.1	0.01%
Northern Block Cortland LLC	38 Scammell St, Cortland, NY 13045	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	2/24/2032	53.6	53.6	59.4	0.01%
Fisher Custom Carpentry Incorporated	79 Longwood Dr, Portland, ME 4102	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/25/2032	83.3	83.3	92.4	0.02%
Jason Watt Pictures, LLC	110 BRdway, Brooklyn, NY 11249	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	2/25/2032	63.8	63.8	70.7	0.02%
Action Lock and Key LLC	18428 N 32nd Dr, Phoenix, AZ 85053	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/25/2032	42.5	42.5	47.1	0.01%
Comprehensive health and wellness int.	6450 Lusk Blvd., C 261, San Diego, CA 92121	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/25/2032	45.5	45.5	50.5	0.01%
Hardscape Factory LLC	3069 Lodgepole Dr, Whiteland, IN 46184	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/2/2032	42.5	42.5	47.1	0.01%
Aracena Agency Corp.	1767 NJ-10 Unit 4, Morris Plains, NJ 7950	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/2/2032	63.8	63.8	70.7	0.02%
Island Kaii & Company	20140 Livernois, Detroit, MI 48221	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/4/2032	59.1	59.1	65.5	0.02%
Lions of Fortitude LLC	13086 Crestbrook Dr, Manassas, VA 20112	Food Manufacturing	Term Loan	Prime plus 2.75%	3/4/2032	85.0	85.0	94.2	0.02%
Rogers Remodeling LLC	830 W 17th St., Bloomington, IN 47404	Construction of Buildings	Term Loan	Prime plus 2.75%	3/7/2032	85.0	85.0	94.2	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Malone Enterprises LLC	8395 700 W, Midvale, UT 84047	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/7/2032	50.2	50.2	55.6	0.01%
Szoj Jewelers Corp.	6 Georgia St., Jackson Township, NJ 8527	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/9/2032	85.0	85.0	94.2	0.02%
Willows Associates	857 Turnpike St., North Andover., MA 1845	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/10/2032	26.8	26.8	29.7	0.01%
Far Out Tiny Homes Inc.	2870 E Serene Ave, Henderson, NV 89074	Construction of Buildings	Term Loan	Prime plus 2.75%	3/10/2032	85.0	85.0	94.2	0.02%
Celebrations!	100 St..Marks St. Dr, South Pekin, IL 61564	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/10/2047	37.6	37.6	42.8	0.01%
MVT Contractors LLC	46 Bayard St,, New Brunswick, NJ 8901	Construction of Buildings	Term Loan	Prime plus 2.75%	3/11/2032	85.0	85.0	94.2	0.02%
Eminere Hair, LLC	303 W Division St, Chicago, IL 60610	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/11/2032	42.5	42.5	47.1	0.01%
Venture 35 LLC	871 Buck Swamp Rd, Goldsboro, NC 27530	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/17/2047	1,125.0	1,125.0	1,269.8	0.32%
Venture 35 LLC	871 Buck Swamp Rd, Goldsboro, NC 27530	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/17/2032	696.8	696.8	768.2	0.19%
Firm Foundations, Inc.	1455 S Richland Creek Rd, Sugar Hill, GA 30518	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/18/2032	2,552.0	2,552.0	2,781.7	0.70%
Keck's Haven, LLC	346 Pointe Loma Blvd, Lake St Louis, MO 63367	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/18/2032	51.0	51.0	56.5	0.01%
Happy Employment LLC	268 Brookdale Dr, Little Elm, TX 75068	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/23/2047	202.5	202.5	230.6	0.06%
Wonderly Trucking & Excavating, LLC	3939 Fremont Pike, Perrysburg, OH 43551	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/24/2032	1,485.0	1,485.0	1,627.9	0.41%
Neptune Aquarium Design, Inc.	11315 Sunrise Gold Circle, Rancho Cordova, CA 95742	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2032	230.8	230.8	255.9	0.06%
All American Spirit Moving Co., LLC	14512 SE 262nd St, Kent, WA 98042	Truck Transportation	Term Loan	Prime plus 2.75%	3/24/2032	127.8	127.8	141.7	0.04%
WILD BIRD CENTER OF COLORADO SPRINGS	5020 N Nevada Ave, Colorado Springs, CO 80918	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/24/2032	121.6	121.6	134.8	0.03%
Alert Traffic Control	543 Sower Dr, Bayfield, CO 81122	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/24/2047	1,462.5	1,462.5	1,647.1	0.41%
I'm HO-B LLC	3320 Silas Creek Pkwy, Winston-Salem, NC 27103	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/25/2032	375.0	375.0	413.4	0.10%
Aspen Welding LLC	28803 Hwy 6, Rifle, CO 81650	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/25/2032	613.5	613.5	676.4	0.17%
RS Dean Enterprises, LLC	3609 RICHLAND AVE W, Aiken, SC 29801	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/25/2047	1,194.0	1,194.0	1,347.7	0.34%
4 POINTS TOWING & ROADSIDE SERVICE LLC	5425 Willow Grove Rd, Camden Wyoming, DE 19934	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/25/2047	1,350.0	1,350.0	1,522.1	0.38%
The Atticus Group, LLC	2 W Market St., West Chester, PA 19382	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/25/2032	750.0	750.0	826.9	0.21%
Ignite Health Solutions LLC	3251 Cedar St., Unit B, Philadelphia, PA 19134	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/28/2032	195.1	195.1	216.3	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Compass Innovations LLC	8950 Villa La Jolla Dr C-114, San Diego, CA 92037	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/28/2032	1,500.0	1,500.0	1,644.4	0.41%
All Green Turf Management	126 Emerald Ct, Liberty, SC 29657	Crop Production	Term Loan	Prime plus 2.75%	3/29/2032	95.6	95.6	106.0	0.03%
Jack's Legacy Services, LLC	1901 Avacado Ave, Melbourne, FL 32935	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/29/2032	1,545.8	1,545.8	1,694.5	0.43%

2900 N. 18th Street LLC / Bobby Morganstein Events	77 Buck Rd, Huntingdon Valley, PA 19006	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/30/2047	838.5	838.5	947.5	0.24%
LINDBERG-TURNER MEDICAL EQUIPMENT LLC	315 Mission St SE Ste 100, Salem, OR 97302	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/30/2032	689.3	689.3	759.9	0.19%
New Life Center for Family Enrichment LLC	74 Easton Way, Hainesport, NJ 8036	Social Assistance	Term Loan	Prime plus 2.75%	3/31/2032	141.8	141.8	157.2	0.04%
Brandon Liberty Enterprises LLC	216 N Main St., Plattsburg, MO 64477	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/31/2032	89.3	89.3	99.0	0.02%
Appian Logic LLC	911 Falls Manors Ct,, Great Falls, VA 22066	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/31/2032	1,500.0	1,500.0	1,644.4	0.41%
JLK Construction	1214 Frederick Ave, St Joseph, MO 64501	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2032	3,750.0	3,750.0	4,059.4	1.02%
Robert H Lund DDS Inc.	3829 Hayvenhurst Dr, Encino, CA 91436	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2032	531.8	531.8	586.3	0.15%
Remote Alaska Solutions Inc	450 S Old Trunk Rd, Palmer, AK 99645	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2032	1,912.5	1,912.5	2,084.6	0.52%
Ryshaan LLC	3780 Riverchase Village, Ste 900, Hoover, AL 35244	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/19/2032	391.5	391.5	434.1	0.11%
Tiny's Gumbo Bar NYC LLC	275 Church St., New York, NY 10013	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/25/2032	468.0	468.0	518.9	0.13%
JMH GROUP, LLC dba Hotworx Studio	13435 University Ave, Clive, IA 50325	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2032	375.8	375.8	416.6	0.10%
Woodzzy LLC	1133 Clarkson Ave, Brooklyn, NY 11212	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/19/2047	1,738.6	1,738.6	1,953.7	0.49%
Jones Roger Shermann Inn Inc.	195 Oenoke Ridge, New Canaan, CT 6840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/4/2030	59.1	59.1	59.1	0.01%
Matrix Z LLC	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	9.9	9.9	9.9	—%
Rello Inc.	8063 Jericho Turnpike, Woodbury, NY 11797	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	4.8	4.8	4.8	—%
2Choice2Friends LLC	901 W Braker Lane, Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	10.1	10.1	10.1	—%
NYM Solutions Inc.	12150 SW 128th St. CT Ste 209, Miami, FL 33186	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	10.1	10.1	10.1	—%
MCM Design LLC	5926 Vinings Vintage Way, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	7.9	7.9	7.9	—%
Still Photography	195 Terrace Place, Apt. 2, Brooklyn, NY 11218	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	10.2	10.2	10.2	—%
Archer Cleaners Inc.	1514 W. 33rd St., Chicago, IL 60608	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	10.2	10.2	10.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Campuscuts LLC	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	6.2	6.2	6.2	—%
Port Diesel LLC	3212 Alex Trask Dr, Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	10.2	10.2	10.2	—%
Menshka Inc.	88 High St., Mountclair, NJ 7042	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	7/10/2029	10.3	10.3	10.3	—%
Lawrence Adeyemo & Co LLC	209-34 112 Ave, Queens Village, NY 11429	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	7/19/2029	8.3	8.3	8.3	—%
Gradstreet LLC	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Nonstore Retailers	Term Loan	Prime plus 6.5%	7/30/2029	6.0	6.0	6.0	—%
Crystal Clear Accounting	34099 Tuscan Creek Way, Temecula, CA 92592	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/26/2029	2.6	2.6	2.6	—%
Doghouse Sport Fishing Charters Inc.	83413 Overseas Hwy, Islamorada, FL 33036	Scenic and Sightseeing Transportation	Term Loan	Prime plus 6.5%	8/30/2029	10.4	10.4	10.4	—%
No Push Back LLC	5405 Neshaminy Blvd, Bensalem, PA 19020	Personal and Laundry Services	Term Loan	Prime plus 6.5%	8/30/2029	10.0	10.0	10.0	—%
Host Marketing LLC	206 Bell Lane, Ste B, West Monroe, LA 71291	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/18/2029	10.4	10.4	10.4	—%
Standard Real Estate Services LLC	500 West Silver Spring Dr, Ste K 200,, Glendale, WI 53217	Real Estate	Term Loan	Prime plus 6.5%	9/19/2029	10.5	10.5	10.5	—%
Bargain Store	107 Tabernacle Church Rd, Candor, NC 27229	General Merchandise Stores	Term Loan	Prime plus 6.5%	10/11/2029	10.5	10.5	10.5	—%
Powerlift Dumbwaiters Inc.	2444 Georgia Slide Rd, Georgetown, CA 95634	Machinery Manufacturing	Term Loan	Prime plus 6.5%	10/16/2029	10.2	10.2	10.2	—%
Pine Mountain Residential LLC	10240 Cosmopolitan Circle, Parker, CO 80134	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	10/16/2029	10.5	10.5	10.5	—%
James Clark and Company Inc.	8885 Haven Ave, Ste 120, Rancho Cucamonga, CA 91730	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	10/22/2029	10.5	10.5	10.5	—%
Sean McNamara	5639 Wood Lane, Allentown, PA 18106	Nonstore Retailers	Term Loan	Prime plus 6.5%	11/14/2029	10.6	10.6	10.6	—%
The Pinnacle Group	105 Springside Dr, Akron, OH 44333	Social Assistance	Term Loan	Prime plus 6.5%	11/14/2029	10.6	10.6	10.6	—%
Standard Capital Corp.	2349 Wessington Dr, Virginia Beach, VA 23456	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	12/5/2029	10.7	10.7	10.7	—%
Scott’s Hardware Inc	200 Tuckerton Rd, Medford, NJ 8055	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 6.5%	12/6/2029	10.7	10.7	10.7	—%
HADD Corp	364 Rugby Rd, Cedarhurst, NY 11516	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/17/2029	10.7	10.7	10.7	—%
La Tradicion Cubana Inc.	9357 S.W. 40th St., Miami, FL 33165	Miscellaneous Store Retailers	Term Loan	Prime plus 6.5%	12/20/2029	10.7	10.7	10.7	—%
All Modes Transportation and Logistics	4313 Collingtree Dr, Rockledge, FL 32955	Support Activities for Transportation	Term Loan	Prime plus 6.5%	2/14/2030	10.8	10.8	10.8	—%
Green Farm Inc.	1018 W SR 424 Ste 100, Longwood, FL 32750	Food and Beverage Stores	Term Loan	Prime plus 6.5%	11/19/2030	11.5	11.5	11.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Dearly Loved Counseling LLC	14052 N Dale Mabry Hwy, Ste 215, Tampa, FL 33618	Social Assistance	Term Loan	Prime plus 6.5%	11/24/2030	11.5	11.5	11.5	—%
Diane's Accounting Service	119 E Haywood St, England, AR 72046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/3/2030	11.6	11.6	11.6	—%
Combs Creative LLC	157 Antler Ridge Circle,, Nashville, TN 37214	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/4/2030	5.1	5.1	5.1	—%
Travel with Love, LLC	8465 W Sahara Ave, Ste 111, Las Vegas, NV 89117	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/4/2030	4.6	4.6	4.6	—%
Jamali LLC	2741 Raceway Fairfield West, Pensacola, FL 32503	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	12/11/2030	11.6	11.6	11.6	—%
Donald W. Harris	1625 US-59 N, Linden, TX 75563	Warehousing and Storage	Term Loan	Prime plus 6.5%	12/11/2030	11.6	11.6	11.6	—%
David Benson LLC	1422 Euclid Ave, Cleveland, OH 44115	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/16/2030	11.6	11.6	11.6	—%
Savannah Area Language & Culture Exchange, LLC	6 Dovetail Crossing, Savannah, GA 31419	Educational Services	Term Loan	Prime plus 6.5%	12/16/2030	11.6	11.6	11.6	—%
Vege Investments, LLC	26400 SW 177th Ave, Homestead, FL 33031	Gasoline Stations	Term Loan	Prime plus 6.5%	12/16/2030	11.6	11.6	11.6	—%
ASIL Ventures, LLC	4354 N Bell Ave, Apt G2,, Chicago, IL 60618	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/22/2030	3.9	3.9	3.9	—%
SPECTRUM DYNAMICS, INC	27727 Dalton Bluff Court, Katy, TX 77494	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/23/2030	11.6	11.6	11.6	—%
KCL Business Service Inc	1042 San Fernando Rd., San Fernando, CA 91340	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/23/2030	11.6	11.6	11.6	—%
Chris' Angels Cleanning Service LLC	2090 Dunwoody Club Dr, Sandy Springs, GA 30350	Administrative and Support Services	Term Loan	Prime plus 6.5%	12/23/2030	11.6	11.6	11.6	—%
Tiki Torch Liquors	101 Dallas St., Talihima, OK 74571	Food and Beverage Stores	Term Loan	Prime plus 6.5%	12/23/2030	11.6	11.6	11.6	—%
Austen Felder Holdings	23642 Hwy 25, Franklinton, LA 70438	Personal and Laundry Services	Term Loan	Prime plus 6.5%	1/18/2031	11.7	11.7	11.7	—%
Diamond Ridge Professionals	8629 Mesquite Circle, Magna, UT 84044	Construction of Buildings	Term Loan	Prime plus 6.5%	1/19/2031	17.5	17.5	17.5	—%
Centre for Autism Treatment	13090 Sundown Rd, Victorville, CA 92392	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/20/2031	17.5	17.5	17.5	—%
Andrew’s Spotless Cleaning LLC	1604 Marcella Dr, Covington, KY 41011	Administrative and Support Services	Term Loan	Prime plus 6.5%	1/22/2031	17.5	17.5	17.5	—%
Wild Thing Accounting & Tax LLC	805 NE 190th Ave, Portland, OR 97230	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/22/2031	17.5	17.5	17.5	—%
Wild Wellness LLC	151 Lake St., Lancaster, OH 43130	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	1/22/2031	7.7	7.7	7.7	—%
Skypie Studio and Crafts LLC	933 Mary Ave, Opelousas, LA 70570	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/22/2031	16.8	16.8	16.8	—%
Jazma Wise	110 Golden Pine Rd SW, Austell, GA 30168	Personal and Laundry Services	Term Loan	Prime plus 6.5%	1/28/2031	11.2	11.2	11.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

uniguide Media LLC	105 Pearl St., Sausalito, CA 94965	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	2/11/2031	17.6	17.6	17.6	—%
Alima Mandiang	242 E. Claremont Rd, Philadelphia, PA 19120	Personal and Laundry Services	Term Loan	Prime plus 6.5%	2/17/2031	7.0	7.0	7.0	—%
Benevolent Family Services LLC	522 S Independence Blvd, Ste 201, Virginia Beach, VA 23452	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	3/15/2031	17.8	17.8	17.8	—%
INB Enterprise LLC	7761 Diamondback Dr, College Park, MD 20742	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	3/15/2031	17.8	17.8	17.8	—%
Blasco Tire	960 Memorial Dr, Griffin, GA 30223	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 6.5%	3/24/2031	17.7	17.7	17.7	—%
Stephanie Doty	82 Diggins Dr, Folsom, CA 95630	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	4/14/2031	10.5	10.5	10.5	—%
Lockett Trucking and Transport LLC	612 Colebridge Dr, Blacklick, OH 43004	Truck Transportation	Term Loan	Prime plus 6.5%	4/14/2031	17.8	17.8	17.8	—%
RV Solar LLC	3442 E Bulk Lane, Oak Creek, WI 53154	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	4/14/2031	17.8	17.8	17.8	—%
Foy Commerce LLC	1725 Park Lane S, Ste 2,, Jupiter, FL 33458	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/5/2031	17.9	17.9	17.9	—%
JERAGARDENS WEDDING RENTALS LLC	5842 South 1150 West, Ogden, UT 84405	Rental and Leasing Services	Term Loan	Prime plus 6.5%	7/20/2031	18.1	18.1	18.1	—%
Basha Home Improvements LLC	41 Van Houten Ave, Jersey City, NJ 7305	Construction of Buildings	Term Loan	Prime plus 6.5%	7/21/2031	7.4	7.4	7.4	—%
Tarun LLC DBA signature wine and liquor	325 South Limestone, Lexington, KY 40508	Food and Beverage Stores	Term Loan	Prime plus 6.5%	7/23/2031	18.1	18.1	18.1	—%
C4 Technologies Inc	171 C Ave, Ste C, Coronado, CA 92118	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/6/2031	18.2	18.2	18.2	—%
Dennis Hair Studio Inc.	1566 Union Turnpike, New Hyde Park, NY 11040	Personal and Laundry Services	Term Loan	Prime plus 6.5%	9/13/2031	18.3	18.3	18.3	—%
East Side Muay Thai LLC	2135 General Booth Blvd, Virginia Beach, VA 23454	Educational Services	Term Loan	Prime plus 6.5%	3/17/2032	12.5	12.5	12.5	—%
Ramay Consulting Inc	12 Lone Pine Trail Loop, High Rolls, NM 88325	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	3/17/2032	25.0	25.0	25.0	0.01%
GAIA Inc. DBA Touchstone Real Estate Group	513 1st St, Cheney, WA 99004	Real Estate	Term Loan	Prime plus 6.5%	3/23/2032	25.0	25.0	25.0	0.01%
Early Care Evolution	823 Roget Way, Lawrenceville, GA 30045	Educational Services	Term Loan	Prime plus 6.5%	3/23/2032	18.5	18.5	18.5	—%
Lehigh Auto Sales and Service LLC	826 Hanover Ave, Allentown, PA 18109	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 6.5%	3/23/2032	25.0	25.0	25.0	0.01%
Rella Rells Solutions LLC	15401 Delahunty Lane, Pflugerville, TX 78660	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 6.5%	3/28/2032	5.5	5.5	5.5	—%
Chantay Richards LLC	19800 Hawthorne Blvd, Torrance, CA 90503	Personal and Laundry Services	Term Loan	Prime plus 6.5%	3/28/2032	25.0	25.0	25.0	0.01%
SHIELD TRANSPORTATION INC.	9739 S Harlem Ave. Unit 3E, Chicago Ridge, IL 60415	Transit and Ground Passenger Transportation	Term Loan	Prime plus 6.5%	3/28/2032	25.0	25.0	25.0	0.01%
Asthma & Allergy Medical Care, P.C.	68 Nassau Rd, Huntington, NY 11743	PPP	Term Loan	1.0%	5/4/2022	16.1	16.1	16.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

North Carolina Baptist Foundation, Inc.	201 Convention Dr, Cary, NC 27511	PPP	Term Loan	1.0%	5/21/2022	25.7	25.7	25.7	0.01%
Special Events Staffing	1015 N Lake Ave, Ste 205, Pasadena, CA 91104	PPP	Term Loan	1.0%	6/1/2022	54.6	54.6	54.6	0.01%
Zola Electric Labs, Inc.	555 De Haro St, San Francisco, CA 94107	PPP	Term Loan	1.0%	6/2/2022	50.0	50.0	50.0	0.01%
Apache Behavioral Health Services, Inc.	249 W Ponderosa St, Whiteriver, AZ 85941	PPP	Term Loan	1.0%	6/3/2022	241.1	241.1	241.1	0.06%
DANIELLE|TATE	347 Bianco Ridge Ave, Las Vegas, NV 89183	PPP	Term Loan	1.0%	3/31/2026	20.8	20.8	20.8	0.01%
David|Ortiz	4004 Waterview Cir, Palm Springs, FL 33461	PPP	Term Loan	1.0%	4/26/2026	18.7	18.7	18.7	—%

Total SBA Guaranteed Accrual Investments						$60,768.4	$60,768.4	$67,282.9	16.88%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Non-Accrual Investments (4b)

MIT LLC	(*)	11 North Peach ST., Medford, OR 97504	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	251.7	251.7	251.7	0.06%
Neville Galvanizing, Inc	(*)	2983 Grand Ave, Pittsburgh, PA 15225	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 6.00%	12/15/2042	707.1	707.1	707.1	0.18%
Clowers Trucking by Faith LLC	(*)	705 E Brookwood PL, Valdosta, GA 31601	Truck Transportation	Term Loan	Prime plus 0%	5/23/2029	10.4	10.4	10.4	—%
2 N 1 Home and Lawn LLC	(*)	1300 Ridenour Blvd, Kennesaw, GA 30152	Administrative and Support Services	Term Loan	Prime plus 6.50%	2/3/2030	11.1	11.1	11.1	—%
Flex Beauty Labs LLC	(*)	7512 Dr. Phillip Blvd, Orlando, FL 32819	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 0%	11/24/2030	11.7	11.7	11.7	—%
VIIXVII Sewing Studio LLC	(*)	227 E Girard Ave, Philadelphia, PA 19125	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 0%	1/22/2031	12.4	12.4	12.4	—%
Moon Group, Inc.	(*)	145 Moon Rd, Chesapeake City, MD 21915	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	3,249.8	3,249.8	3,249.8	0.82%
Hackstaff Restaurants	(*)	248 W 1st. St. Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus 0%	7/15/2029	402.2	402.2	402.2	0.10%
Total SBA Guaranteed Non-Accrual Investments							$4,656.4	$4,656.4	$4,656.4	0.32%

Total SBA Guaranteed Investments							$65,424.8	$65,424.8	$71,939.3	18.05%

Total SBA Unguaranteed and Guaranteed Investments							$514,976.0	$514,976.0	$511,944.1	128.47%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Controlled Investments (5) (22)

Automated Merchant Services, Inc.	(*,#) (7) (21)	12230 Forest Hill Blvd., Wellington, FL 33414	Data processing, Hosting, and Related Services	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc.	(*,#) (8)	1985 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	—	—%
				Line of Credit	5.5%	Dec 2023	20,000.0	20,000.0	6,611.0	1.66%
Newtek Technology Solutions, Inc.	(#) (24)	1904 W. Parkside Lane Phoenix, AZ 85027	Data processing, Hosting, and Related Services	100% Common Stock	—%	—	—	19,503.7	34,500.0	8.66%
				Line of Credit	10%	Nov 2028	10,540.0	11,000.0	11,000.0	2.76%
				Line of Credit	Prime plus 0.5%	April 2022	750.0	—	—	—%
				Line of Credit	Prime plus 0.5%	July 2022	100.0	225.0	225.0	0.06%
Newtek Insurance Agency, LLC	(*,#) (13)	1981 Marcus Ave., Lake Success, NY 11042	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	2,035.0	3,500.0	0.88%
PMTWorks Payroll, LLC	(*,#) (9)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	5,128.1	—	—%
				Term Loan	10%	Sept 2022	435.0	435.0	435.0	0.11%
				Term Loan	10%	May 2022	750.0	750.0	750.0	0.19%
				Term Loan	12%	May 2022	500.0	500.0	500.0	0.13%
				Term Loan	10%	July 2022	1,000.0	1,000.0	1,000.0	0.25%
Small Business Lending, LLC	(*,#) (12)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	598.0	4,000.0	1.00%
				Term Loan	10%	June 2023	400.0	400.0	400.0	0.10%
ADR Partners, LLC dba banc-serv Partners, LLC	(*,#) (19)	8777 Purdue Rd, Indianapolis, IN 46268	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	6,199.9	—	—%
Newtek Merchant Solutions, LLC	(#) (11)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	16,438.0	114,500.0	28.73%
Mobil Money, LLC	(#) (17)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	2,980.0	4,500.0	1.13%
Newtek Business Lending, LLC	(#) (10)	14 East Washington St., Orlando, FL 32801	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	38,906.4	49,906.0	12.52%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Controlled Investments (5) (22)

Newtek Conventional Lending, LLC	(#) (18) (23)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	50% Membership Interest	—%	—	—	17,162.0	17,402.0	4.37%
Titanium Asset Management, LLC	(*,#) (14)	1981 Marcus Ave., Lake Success, NY 11042	Administrative and Support Services	Term Loan	10%	March 2023	900.0	900.0	604.0	0.15%
				100% Membership Interest	—%	—	—	—	—	—%
Excel WebSolutions, LLC	(*,#) (15)	888 East Brighton Ave. Syracuse, NY 13205	Data processing, Hosting, and Related Services	Term Loan	10%	June 2023	159.2	159.2	—	—%
				100% Membership Interest	—	—	—	—	—	—%
POS on Cloud, LLC	(#) (20)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	Term Loan	10%	Sept 2023	1,300.0	1,300.0	1,300.0	0.33%
				50.14% Membership Interest	—	—	—	—	—	—%
Total Controlled Investments							$36,834.2	$150,048.4	$251,133.0	63.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Non-Control Investments (22)

EMCAP Loan Holdings, LLC	(+,#) (16)	1140 Reservoir Ave., Cranston, RI 02920	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	4.67% Membership Interest	—%	—	$—	$1,000.0	$1,000.0	0.25%
Total Non-Control Investments							$—	$1,000.0	$1,000.0	0.25%

Total Investments							$551,810.2	$666,024.4	$764,077.1	191.75%

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
(2) The interest rates in effect on our loans as of March 31, 2022 are based off a Prime Rate equal to 3.25%, with the exception of PPP loans. The SBA reimburses the Company for originating PPP loans and such SBA reimbursements are included as interest income on PPP loans. The 1% interest rate shown for PPP loans is the rate that would be in effect if the PPP loans were not forgiven by the SBA. See NOTE 2—SIGNIFICANT ACCOUNTING POLICIES.
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
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. or its subsidiaries owns more than 25% of the voting securities of such company. See NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS in the accompanying notes to the consolidated financial statements for transactions during the three months ended March 31, 2022 with affiliates the Company is deemed to control.
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

(23) Non-qualifying asset under the Investment Company Act of 1940, as amended. Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At March 31, 2022, 6.5% of total assets are non-qualifying assets.
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

As of March 31, 2022, the federal tax cost of investments was $666.0 million resulting in estimated gross unrealized gains and losses of $171.5 million and $65.0 million, respectively.

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

3815 Media, Inc.	(#)	3201 Peachtree Corners Circle, Peachtree Corners, GA 30092	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/30/2031	$375.0	$375.0	$388.9	0.13%
Inspired Education 2 LLC dba Happy Days 2	(#)	221 Edinburg Rd, Mercerville, NJ 08619	Social Assistance	Term Loan	Prime plus 2.75%	12/29/2046	250.0	250.0	260.4	0.08%
3 Generations LLC	(#)	2800 Baton Rouge Rd, Williamstown, KY 41097	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2032	9.2	9.2	9.5	—%
Bright Horizons Preschool, LLC	(#)	275 Enterprise Dr, Valdosta, GA 31601	Social Assistance	Term Loan	Prime plus 2.75%	12/29/2046	220.3	220.3	241.4	0.08%
Hacienda Car Wash Inc.	(#)	2400 S Goliad St., Rockwall, TX 75087	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/29/2031	10.0	10.0	9.6	—%
The Queen Ready Mix, Inc.	(#)	8702 Liberty Rd, Houston, TX 77028	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/29/2031	502.5	502.5	502.2	0.16%
Happy Wheels Charter LLC	(#)	4 Old Elm St., Salusbury, MA 01952	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/29/2046	180.0	180.0	199.0	0.06%
Henry j Fishman MVPC	(#)	2021 K St. Ste 400 NW, Washington, DC 20006	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/29/2031	337.5	337.5	295.5	0.10%
Altitude Roofing LLC	(#)	2909 N Tindle Blvd, Flagstaff, AZ 86004	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/29/2031	80.0	80.0	68.6	0.02%
CPH Milpitas LLC dba Curry Pizza House	(#)	1806 Milmont Dr, Milpitas, CA 95035	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2031	87.5	87.5	75.5	0.02%
Lillie Mae's Place LLC	(#)	57 Main St., East Haven, CT 06512	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/29/2046	99.0	99.0	105.1	0.03%
Calderon Insurance Agency dba California Liberty Insurance	(#)	5127 Franklin Blvd, #3, Sacramento, CA 95820	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/29/2046	181.2	181.2	191.5	0.06%
Arclight Industries LLC	(#)	340 Quail Run Rd,, Venetia, PA 15367	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/29/2046	37.5	37.5	41.4	0.01%
Kosovar Corporation dba La Vista Ristorante Italiano	(#)	355 Smith Ridge Rd, South Salem, NY 10590	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2046	340.0	340.0	380.4	0.12%
Mr. Electric of Anderson	(#)	138 Dorchester St., Greenwood, SC 29646	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/29/2031	20.3	20.3	17.5	0.01%
Clean Pro 1, LLC	(#)	385 Boston Post Rd, Orange, CT 06477	Construction of Buildings	Term Loan	Prime plus 2.75%	5/29/2047	98.0	98.0	110.7	0.04%
RV Liquidation Center dba RV'S-4-Less	(#)	984 W Shaw Ave, Clovis, CA 93612	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/29/2031	346.3	346.3	305.5	0.10%
Eastern Aero Marine, Inc, dba EAM Worldwide	(#)	5502 NW 37th Ave, Miami, FL 33142	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/29/2046	1,250.0	1,250.0	1,411.3	0.46%
High Q Automotive Consulting andRide 4 U LLC	(#)	747 N State Rd 7, Plantation, FL 33317	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/29/2046	1,218.8	1,218.8	1,332.6	0.43%
Champion Volleyball Club of Houston LLC	(#)	19418 Pinehurst Trail Dr, Humble, TX 77346	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/29/2046	161.5	161.5	176.0	0.06%
NORTHCOMM LLC dba RFS Construction	(#)	213 Cascade View Court, East Wenatchee, WA 98802	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/29/2031	75.0	75.0	64.3	0.02%
Beyond the Numbers CPAs Inc	(#)	1004 Lewis Ave, Billings, MT 59102	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2046	140.0	140.0	150.3	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Monticello Corporation dba Reid Super Save Market #3 and Millclem Cor	(#)	600 Preston Ave, Charlottesville, VA 22903	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2031	70.0	70.0	74.1	0.02%
Pole Dance Carolinas LLC dba PoleFit Carolinas	(#)	9826 Gilead Rd, C -200, Hunterville, NC 28078	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/29/2031	41.3	41.3	35.4	0.01%
Salon Sora LLC and Frank Marino	(#)	1675 North Military Trail, Boca Raton, FL 33433	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/29/2031	86.5	86.5	74.2	0.02%
Nova Engineering Inc	(#)	4373 Viewridge Ave, Ste A, San Diego, CA 92123	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2031	50.0	50.0	42.9	0.01%
Oh Crumb On!, Inc.	(#)	57 East 3rd Ave, Spring Grove, PA 17362	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/29/2031	7.5	7.5	6.4	—%
Hacienda Car Wash Inc.	(#)	2400 S Goliad St., Rockwall, TX 75087	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/29/2046	52.0	52.0	57.6	0.02%
The Dance Affair, Inc	(#)	850 N Winchester Blvd, San Jose, CA 95128	Educational Services	Term Loan	Prime plus 2.75%	12/29/2031	8.1	8.1	6.9	—%
Unique Surveillance LLC and Fast Guard Service Worldwide, LLC	(#)	925 South 21st Ave, Hollywood, FL 33020	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/28/2031	1,226.0	1,226.0	1,075.8	0.35%
Lotus Care LLC	(#)	14000 Sunfish Lake Blvd, NW, MN 55303	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2031	22.5	22.5	19.3	0.01%
Shieldcoat Technologies Inc	(#)	308 Ellen Trout Dr, Lufkin, TX 75904	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2046	737.5	737.5	831.5	0.27%
CS Concept Holdings, LLC and CS Holdings 409 South Main, LLC	(#)	4350 Canada Rd, :, Lakeland, TN 38002	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2031	48.0	48.0	41.5	0.01%
Freedom Construction LLC	(#)	2897 E Massengale Rd, Shelbyville, IN 46176	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/28/2031	10.8	10.8	10.1	—%
Alaska Demolition, LLC	(#)	2817 Rampart Dr, Anchorage, AK 99501	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2046	1,250.0	1,250.0	1,387.5	0.45%
Colorado Avocado LLC dba Toastique	(#)	11590 Ridgeline Dr, Colorado Springs, CO 80921	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2032	8.8	8.8	9.3	—%
The Beginning Zone	(#)	13709 S. Wilkie Ave, Gardena, CA 90059	Social Assistance	Term Loan	Prime plus 2.75%	12/23/2046	190.0	190.0	207.1	0.07%
M-23 Mechanical Systems	(#)	2974 Betsy Way, San Jose, CA 95133	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/23/2031	58.8	58.8	50.4	0.02%
Nyssa Mercantile LLC	(#)	119 Main St., Nyssa, OR 97913	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/23/2031	57.5	57.5	52.7	0.02%
Nyssa Mercantile, LLC	(#)	119 Main St., Nyssa, OR 97913	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/23/2046	42.0	42.0	45.2	0.01%
PKLoop Peer LLC	(#)	1051 Kaylie St., Grand Prairie, TX 75052	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	12/23/2031	22.5	22.5	20.7	0.01%
Sk8 House Virginia Beach LLC	(#)	600 Lynnhaven Pkwy, Virginia Beach, VA 23452	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2031	15.8	15.8	13.5	—%
Riaz and Son Inc and Uddin Family Realty	(#)	100-15 94th Ave, Ozone Park, NY 11416	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/23/2046	147.8	147.8	166.8	0.05%
Outdoor Equipment Manufacturer, LLC	(#)	3520 NW 51st St., Miami, FL 33142	Textile Product Mills	Term Loan	Prime plus 2.75%	12/23/2031	93.8	93.8	99.2	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

CNJ Services LLC	(#)	5519 Ironhorse Rd, North Chesterfield, VA 23234	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/23/2031	12.8	12.8	11.2	—%
LDI Energy Services, LLC	(#)	6519 103 West Ave, Tioga, ND 58852	Support Activities for Mining	Term Loan	Prime plus 2.75%	12/22/2046	273.3	273.3	301.1	0.10%
Mobile Bottling Source LLC	(#)	611 Green Sage Way, las Vegas, NV 89138	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/22/2031	187.5	187.5	165.2	0.05%
C&C Contracting	(#)	10620 Southern Highlands Pkwy, Las Vegas, NV 89141	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/22/2031	125.0	125.0	107.2	0.03%
Rana N. Hassan, M.D P.C	(#)	71 Franklin Ave, Franklin Square, NY 11010	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2031	114.0	114.0	98.9	0.03%
Plantation Shutter Co Inc	(#)	11704 Wilshire Blvd, Los Angeles, CA 90275	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2031	87.5	87.5	75.0	0.02%
The Handyman Clarksville, LLC	(#)	2727 Union Hall Rd, Clarksville, TN 37040	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/22/2031	187.5	187.5	198.4	0.06%
Kinly Signs Corporation	(#)	2485 County Rd 1, South Point, OH 45680	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/22/2046	298.8	298.8	311.0	0.10%
Hallmark Enterprises LLC	(#)	54 Furman Ave, Brooklyn, NY 11207	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/22/2031	1,250.0	1,250.0	1,082.0	0.35%
Scott Hollingsworth Equipment Company	(#)	17621 Perkins Rd, Baton Rouge, LA 70810	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/22/2031	65.8	65.8	69.6	0.02%
BYC - La Quinta LLC dba Broken Yolk Cafe	(#)	78430 CA-111, La Quinta, CA 92253	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2046	570.4	570.4	615.3	0.20%
HHLM LLC	(#)	535 Shawmut Ave, Boston, MA 02118	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/22/2031	14.0	14.0	12.2	—%
LDI Energy Services, LLC dba LDI Excavation	(#)	6519 103 West Ave, Tioga, ND 58852	Support Activities for Mining	Term Loan	Prime plus 2.75%	12/22/2031	328.3	328.3	300.7	0.10%
QUICK DROP IMPOUNDING, TOWING & RECOVERY, INC	(#)	2565 Lake Rockaway Rd SW, Conyers, GA 30012	Support Activities for Transportation	Term Loan	Prime plus 2.75%	12/21/2046	147.3	147.3	166.2	0.05%
Alaska Industrial Paint, LLC and Endeavor Properties LLC	(#)	1301 North Post Rd, Anchorage, AK 99501	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/21/2047	25.0	25.0	28.2	0.01%
Yours II Cosmetology Academy Inc	(#)	1416 W Columbia Ave, Battle Creek, MI 49015	Educational Services	Term Loan	Prime plus 2.75%	12/21/2047	823.8	823.8	930.0	0.30%
360 GRIP AND ELECTRIC LLC and Julien Janigo	(#)	3500 Eagle Rock Blvd, Los Angeles, CA 90065	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/21/2031	82.5	82.5	73.8	0.02%
Mercury Pharmacy Corporation	(#)	480 Chadbourne Rd, Fairfield, CA 94534	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	12/21/2031	187.5	187.5	160.8	0.05%
Inobe LLC dba BLD2GO	(#)	1146 W Buckeye Rd, Phoenix, AZ 85007	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/21/2046	98.5	98.5	102.9	0.03%
Lauren Taylor Beauty LLC dba Evolution Body Works	(#)	195 E 4th St. Ste 10, Long Beach, CA 90802	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/21/2031	78.8	78.8	73.4	0.02%
Storm Trooper Transportation Corp	(#)	2205 W Highland Ave, San Bernardino, CA 92407	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2031	786.3	786.3	680.6	0.22%
Storm Trooper Transportation Corp	(#)	2205 W Highland Ave, San Bernardino, CA 92407	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2046	463.8	463.8	513.6	0.17%
Robo-Breaking New York	(#)	302A W 12th St, New York, NY 10014	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2031	300.0	300.0	312.3	0.10%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Regal Express Corporation	(#)	4122 County Rd 516, Matawan, NJ 07747	Truck Transportation	Term Loan	Prime plus 2.75%	12/20/2031	134.2	134.2	115.0	0.04%
Nextstep Counseling Services, LLC	(#)	1707 Linwood Dr, Paragould, AR 72450	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/20/2031	31.1	31.1	26.6	0.01%
First Lone Star Pharmacy Group II, LLC dba Trinity Pharmacy	(#)	1925 East Rosemeade Pkwy, Carrollton, TX 75007	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	12/20/2046	138.9	138.9	143.0	0.05%
Vidya Technologies LLC	(#)	2509 George Mason Dr, Virginia Beach, VA 23456	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/20/2031	8.0	8.0	6.8	—%
Theramove & Diagnostics LLC	(#)	110 West Rd, Towson, MD 21204	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/20/2031	8.7	8.7	8.6	—%
First Lone Star Pharmacy Group LLC	(#)	6901 Preston Rd, Dallas, TX 75205	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	12/20/2031	125.4	125.4	107.6	0.03%
Unlimited Investors Group, Inc.	(#)	252 Aster Place, Hampstead, NC 28443	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/20/2031	375.0	375.0	321.5	0.10%
Northern Steel and Concrete, LLC, a Pennsylvania LLC,Northern Steel an	(#)	18 Hillcrest Lane, Willingboro, NJ 08046	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/17/2031	1,091.5	1,091.5	1,028.2	0.33%
Ponce & Ponce, Inc	(#)	3015 NW 74th Ave, Miami, FL 33122	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2031	75.0	75.0	64.3	0.02%
SoCal Propane LLC	(#)	220 N San Jacinto St., Hemet, CA 92543	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/17/2031	340.0	340.0	359.7	0.12%
LA TAQUERIA INC	(#)	10 Greenwich Ave, GREENWICH, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/17/2032	36.5	36.5	33.9	0.01%
Venture Coffee Company, LLC dba Venture Roastery	(#)	13406 W Center Dr, Lakewood, CO 80228	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/17/2031	20.4	20.4	17.6	0.01%
Maxwell, Hendry & Simmons LLC	(#)	1619 Jackson St., Fort Myers, FL 33901	Real Estate	Term Loan	Prime plus 2.75%	12/17/2031	152.5	152.5	130.8	0.04%
MR3 LLC dba dba Union Fence	(#)	1340 Hartford Ave, Johnston, RI 02919	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/17/2046	335.0	335.0	374.4	0.12%
Logo Concepts LLC	(#)	1265 W 1275 North #2, Centerville, UT 84014	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/17/2031	354.0	354.0	305.7	0.10%
Leedann Properties LLC	(#)	534 Mill St SE, Gainesville, GA 30501	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/17/2046	248.8	248.8	260.2	0.08%
Brooker Construction LLC dba Sampson Tree Service	(#)	2170 SW Conant Ave, Port St. Lucie, FL 34953	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/17/2031	268.4	268.4	236.8	0.08%
VENDALL VENTURES LLC	(#)	25027 South Interstate, WaKeeney, KS 67672	Accommodation	Term Loan	Prime plus 2.75%	12/17/2046	274.5	274.5	298.0	0.10%
Invisishield, L.L.C	(#)	6120 Louetta Rd, Houston, TX 77379	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2031	37.5	37.5	32.3	0.01%
Techbee LLC dba TechBee Solutions	(#)	4900 Hopyard Rd, Pleasanton, CA 94588	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/17/2031	50.0	50.0	42.9	0.01%
Milson Restaurants LLC dba El Chico Granbury	(#)	1151 E US Hwy 377, Ste #110, Granbury, TX 76048	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2031	75.5	75.5	64.7	0.02%
LGB Tax and Accounting LLC dba Loretta GriefBarbaro EA	(#)	2944 Valentine Pl, Wantagh, NY 11793	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2046	111.6	111.6	125.2	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

SEC LLC	(#)	4470 Sunset Blvd, Los Angeles, CA 90027	Utilities	Term Loan	Prime plus 2.75%	12/16/2031	72.0	72.0	62.4	0.02%
JMJ Sales Group LLC	(#)	210 S. Linn Ave.,, Wentzville, MO 63385	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/16/2031	50.0	50.0	45.1	0.01%
Sivalingam Medical Corporation, Inc dba First Valley Medical Group	(#)	44725 10th St W, Ste 210, Lancaster, CA 93534	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2031	803.5	803.5	688.9	0.22%
Pool Logic Design and Construction Inc	(#)	277 W Allen Ave, San Dimas, CA 91773	Construction of Buildings	Term Loan	Prime plus 2.75%	12/16/2031	500.0	500.0	428.7	0.14%
Throop Family Holdings Inc dba Rogue Metal & Supply	(#)	7130 Crater Lake Hwy, White City, OR 97503	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/16/2031	212.5	212.5	195.7	0.06%
Empowering Families Educational Services	(#)	504 W Baseline Rd, STE A, Glendora, CA 91740	Educational Services	Term Loan	Prime plus 2.75%	12/16/2031	7.5	7.5	6.4	—%
Christopher C Copeland PA	(#)	8331 SE Royal St., Hobe Sound, FL 33455	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2031	62.5	62.5	55.2	0.02%
Avtek Integration Services, Inc	(#)	4733 122nd Ave N., Unit E, Pinellas Park, FL 33762	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/15/2031	68.8	68.8	64.2	0.02%
The Great Gatsby Motel Inn Corporation	(#)	214 County Hwy 152, Northville, NY 12134	Accommodation	Term Loan	Prime plus 2.75%	12/15/2046	100.0	100.0	112.8	0.04%
TSM New Beginnings	(#)	8850 W Sunset Rd, Las Vegas, NV 89148	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/15/2031	27.0	27.0	23.2	0.01%
Aqua Salon and Spa LLC	(#)	6730 Post Rd, North Kingston, RI 02852	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/15/2046	81.3	81.3	89.5	0.03%
Quandry Enterprises LLC dba Twinkle Toes Nanny	(#)	1600 E Sunrise Blvd, Fort. Lauderdale, FL 33304	Social Assistance	Term Loan	Prime plus 2.75%	12/15/2031	6.8	6.8	5.8	—%
Good Fortune Supermarket (Rhode Island) Corp	(#)	101 Cadillac Dr, Providence, RI 02907	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/15/2031	650.0	650.0	664.3	0.21%
Cooks BBQ Products dba Cooks International	(#)	7 World Trade Center, New York, NY 10006	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/15/2031	1,000.0	1,000.0	907.3	0.29%
Erin Dewey dba Castle Rock Bakery	(#)	160 Huntington Ave, Ste A & B, Castle Rock, WA 98611	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2031	47.3	47.3	41.5	0.01%
First Choice Brokerage Corporation First Choice Strategies LLC &First	(#)	822 A1A N, Ponte Vedra Beach, FL 32082	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/14/2031	63.0	63.0	54.0	0.02%
CTS MANAGEMENT USA INC	(#)	17 Marion Ave, Franklin Park, NJ 08823	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2031	62.5	62.5	53.6	0.02%
East Nashville Barre Fitness LLC dba Neighborhood Barre Green Hills	(#)	3310 Gallatin Pike, Nashville, TN 37216	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/14/2031	11.7	11.7	10.1	—%
Corporate Tax Services, Inc.	(#)	1250 Broadway 36th Floor, New York, NY 10001	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2031	15.0	15.0	12.9	—%
Nicholas Peter Berry dba Nick Berry Production Lighting	(#)	1081 Hayes Ave, San Diego, CA 92103	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/14/2031	3.0	3.0	2.7	—%
Smart Wired Services LLC	(#)	123 McCreary Rd, New Brighton, PA 15066	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/14/2031	8.0	8.0	8.5	—%
Sky’s The Limit Yoga Company	(#)	115 W 25TH St, Norfolk, VA 23517	Educational Services	Term Loan	Prime plus 2.75%	12/13/2031	6.0	6.0	5.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

EBG Re-Sell	(#)	26943 Ruether Ave, Santa Clarita, CA 91351	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/13/2031	7.5	7.5	6.4	—%
BGF Bobby Q's Inc	(#)	365 W Sunrise Hwy, Freeport, NY 11520	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/13/2047	148.0	148.0	167.1	0.05%
IV Therapy Management	(#)	2 Sears Dr, Paramus, NJ 07652	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/13/2032	4.7	4.7	4.4	—%
Lloyd Hardware LLC	(#)	2319 W. Court St., Janesville, WI 53548	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/13/2031	100.0	100.0	92.4	0.03%
Momentum Metal Finishing, Inc.	(#)	1286 Anvilwood Ave, Sunnyvale, CA 94089	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/13/2047	84.6	84.6	95.5	0.03%
Grazin Foods LLC dba Graze Craze	(#)	12800 South Memorial Dr, Stes A1 and A2, Bixby, OK 74008	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/10/2031	17.1	17.1	15.5	0.01%
Phillips Rental RV, LLC	(#)	5827 Stanida Circle, Holladay, UT 84121	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/10/2031	10.0	10.0	8.6	—%
Nonnos Ice Cream Shoppe Inc	(#)	270 Seabury St., Fall River, MA 02720	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/10/2046	20.0	20.0	22.6	0.01%
ANR Insulation , LLC dba King Insulation	(#)	25 N 47th Ave, Phoenix, AZ 85043	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/10/2031	500.0	500.0	428.7	0.14%
Blooms Pharmacy LLC	(#)	16347 Middlebelt Rd, Livonia, MI 48154	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	12/10/2031	26.0	26.0	27.5	0.01%
Stehlik Service and Tire INC	(#)	2410 N Powers Blvd, Colorado Springs, CO 80915	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2046	118.2	118.2	122.1	0.04%
Suha Signs LLC dba Signaramaa	(#)	8211 Byron Center Ave SW, Byron Center, MI 49315	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2032	20.4	20.4	21.7	0.01%
Suha Restaurants LLC dba The Great Greek Grill	(#)	8211 Byron Center Ave SW, Byron Center, MI 49315	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/9/2032	47.1	47.1	50.0	0.02%
Railhead, Inc	(#)	13800 Coppermine Rd, Herndon, VA 20171	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2031	35.0	35.0	30.0	0.01%
Suha Promotions LLC dba Fully Promoted	(#)	8211 Byron Center Ave SW, Byron Center, MI 49315	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/9/2032	18.9	18.9	20.1	0.01%
NEW FRONTIER INSURANCE AGENCY OF FORT CALHOUN, INC	(#)	510 North 14th, Fort Calhoun, NE 68023	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/9/2031	16.0	16.0	16.9	0.01%
World Diamond Source, Inc	(#)	2987 Center Port Circle, Stes 4 & 5, Pompano Beach, FL 33064	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2031	200.0	200.0	211.2	0.07%
Myoung & Lee Inc	(#)	10251 Little Brier Creek Lane, Ste 106, Raleigh, NC 27617	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2031	17.0	17.0	14.6	—%
Freedom Toast LLC dba Sunrise Diner	(#)	401 N Atlantic Ave, Ocean City, MD 21842	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/8/2031	18.9	18.9	16.5	0.01%
Broadway Ethos Holdings, LLC	(#)	218 Elizabeth St, East Jordan, MI 49727	Accommodation	Term Loan	Prime plus 2.75%	12/8/2046	51.8	51.8	56.4	0.02%
Clean Energyz LLC	(#)	881 Alma Real Dr, Pacific Palisades, CA 90272	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/8/2046	1,010.8	1,010.8	1,066.6	0.34%
Foster the Community LLC	(#)	13451 and 13453 Fishhawk Blvd, Riverview, FL 33569	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2032	13.1	13.1	13.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Wilcompute	(#)	200 W Pondera Ave, Lancaster, CA 93534	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/7/2046	42.0	42.0	47.4	0.02%
Cali Weights LLC	(#)	650 Pressley Rd, Charlotte, NC 28217	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/7/2031	42.5	42.5	36.4	0.01%
Sweet Pink’s Creamery LLC dba Sweet Charlies	(#)	391 Quill Dr, Dawsonville, GA 30534	Food Manufacturing	Term Loan	Prime plus 2.75%	12/7/2031	6.5	6.5	5.5	—%
Atomic Dog LLC dba Jack's Hard Cider	(#)	1865 Gettysburg Village Dr, Unit 5, Gettysburg, PA 17325	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	12/7/2031	1,137.5	1,137.5	1,000.3	0.32%
Alley Taco 402, LLC dba Alley Taco 402	(#)	2002 Missouri Ave, Omaha, NE 68107	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/6/2046	22.5	22.5	24.2	0.01%
Mudshark Studios, LLC	(#)	1930 NE Oregon St, Portland, OR 97232	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/6/2031	14.4	14.4	12.3	—%
Patsy McCraken	(#)	514 E Main St., Henryetta, OK 74437	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/6/2031	37.8	37.8	35.5	0.01%
BB's Childcare, LLC dba Brilliant Brains Learning Center	(#)	7076 Blondo St., Omaha, NE 68104	Social Assistance	Term Loan	Prime plus 2.75%	12/3/2031	14.4	14.4	12.3	—%
Pinnacle Pools, Inc	(#)	20442 Palomar St., Wildomar, CA 92595	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/3/2032	10.2	10.2	8.8	—%
HMG Strategy, LLC	(#)	55 Post Rd West, Westport, CT 06880	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/3/2031	87.5	87.5	75.0	0.02%
Reliance Healthcare Services LLP dba Always Best Care Senior Services	(#)	1101 Kings Hwy N, Cherry Hill, NJ 08034	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/3/2031	38.6	38.6	33.1	0.01%
LEBAT Properties, LLC	(#)	6418 N New Braunfels Ave, San Antonio, TX 78209	Food Manufacturing	Term Loan	Prime plus 2.75%	12/3/2031	46.0	46.0	48.1	0.02%
Cliff's Motor Inn, LLC	(#)	4785 Saint Leonard Rd, Saint Leonard, MD 20685	Accommodation	Term Loan	Prime plus 2.75%	12/3/2046	57.5	57.5	62.5	0.02%
Metalhouse LLC	(#)	4705 S. Apopka Vineland Rd, Orlando, FL 32819	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/2/2031	315.0	315.0	270.1	0.09%
RECS LLC dba Richmond Express	(#)	1804 Dabney Rd, Richmond, VA 23230	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/1/2031	148.3	148.3	127.3	0.04%
Carolina Decompression and Physical Therapy LLC	(#)	11618 US Hwy 70 W, Ste 106, Clayton, NC 27520	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/1/2031	75.0	75.0	64.3	0.02%
Ryan M. White dba Precision Engraving and Signs	(#)	2419 Heather Ave, Long Beach, CA 90815	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/1/2031	18.0	18.0	16.8	0.01%
Pro Source Services, Inc dba Pro Source Services	(#)	6970 Wallis Rd, West Palm Beach, FL 33413	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/1/2031	108.1	108.1	92.7	0.03%
CDM Field Services, Inc. dba Xcite Automotive	(#)	328 South Jefferson St., Chicago, IL 60661	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/1/2031	390.8	390.8	339.6	0.11%
Poquoson Law Group, P.C.and Holcomb Solutions, LLC	(#,^)	720 Roger Brown Dr, Newport News, VA 23602	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2046	168.5	168.5	179.3	0.06%
Ascent Holdings LLC and First Ascent, LLC	(#,^)	3516 N Spaulding Ave, Chicago, IL 60618	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/30/2032	177.0	177.0	155.3	0.05%
The Four Star Ranch, LLC	(#,^)	238 Oak St, Medford, NY 11763	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/30/2046	100.0	100.0	111.6	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

L.O.T Early Learning Center LLC	(#,^)	650 NW 183rd St, Miami, FL 33169	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2031	25.0	25.0	24.2	0.01%
Just Teazzin L.L.C.	(#,^)	4815 E Main St., Mesa, AZ 85205	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/30/2046	25.0	25.0	27.0	0.01%
JMH GROUP, LLC dba Hotworx Studio	(#)	13435 University Ave, Clive, IA 50325	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2032	15.2	15.2	14.1	—%
LR Greenview LLC dba Teaspoon	(#)	2977 Ygnacio Valley Rd, Unit 2977, Pleasant Hill, CA 94523	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/24/2032	5.4	5.4	4.6	—%
POLARIS BARRE LLC dba PURE BARRE POLARIS	(#,^)	1513 Gemini Place, Columbus, OH 43240	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/24/2031	7.5	7.5	6.7	—%
Runyaro Richardson dba Self Made Musicnaire	(#,^)	14855 Memorial Dr, Houston, TX 77079	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/24/2031	8.0	8.0	6.9	—%
J Lan CPA Inc	(#,^)	12225 South St, Artesia, CA 90701	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/23/2031	22.6	22.6	19.3	0.01%
The Piano Outlet, Inc.	(#,^)	3775 NW 124th Ave, Coral Springs, FL 33065	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/23/2031	12.5	12.5	12.8	—%
Edenburg Hospitality Inc	(#,^)	2750 SW 145th Ave, Ste 304, Miramar, FL 33027	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/23/2031	62.5	62.5	66.1	0.02%
Southern Latitude Charters LLC	(#,^)	425 N. Osprey Ave, Sarasota, FL 34236	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	11/23/2031	20.2	20.2	18.3	0.01%
Alpine Rings, LLC	(#,^)	2040 Independence Commerce Dr, Matthews, NC 28105	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	11/23/2031	15.0	15.0	12.9	—%
Those Guys Fitness LLC.	(#,^)	2850 Main St., Ste 104, Mesa, AZ 85213	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/22/2031	7.5	7.5	6.4	—%
Cause of a Kind, LLC	(#,^)	3989 Long Beach Rd, Island Park, NY 11558	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2031	86.8	86.8	74.4	0.02%
Flener IP Law, LLC	(#,^)	77 West Washington St. Ste 800, Chicago, IL 60602	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2031	15.0	15.0	12.9	—%
OneCare Health-Advanced Practice Health & Wellness Corp	(#,^)	97 Port Richmond Ave, Staten Island, NY 10302	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/22/2031	10.0	10.0	8.6	—%
Gerland Investments, Inc dba Premier Martial Arts	(#)	12611 I-10 West, Ste 102, San Antonio, TX 78230	Educational Services	Term Loan	Prime plus 2.75%	4/22/2032	8.0	8.0	6.9	—%
Barahona Plumbing LLC	(#,^)	2789 Jefferson Davis Hwy, Unit 107, Stafford, VA 22554	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/22/2046	24.8	24.8	27.4	0.01%
Pho 99 III Vietnamese Restaurant LLC	(#)	3151 Route 27, Unit K, Franklin Park, NJ 08846	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/19/2031	15.0	15.0	12.9	—%
Sudha Spirit LLC dba Cork Shop	(#)	317 East Main St., Branford, CT 06405	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/19/2031	53.4	53.4	45.8	0.01%
Double Scoop Ice Cream Cascade LLC	(#,^)	2970 Stonecrest Pass, Stonecrest,, GA 30038	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/19/2046	125.0	125.0	134.0	0.04%
M & M Liquidation	(#,^)	16 Millstone, Irvine, CA 92606	Nonstore Retailers	Term Loan	Prime plus 2.75%	11/19/2031	3.5	3.5	3.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

New Magnolia Garden Center, Inc	(#,^)	9620 Chicago Ridge Mall, Chicago Ridge, IL 60609	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2031	3.5	3.5	3.0	—%
BECCS BROWS LLC	(#,^)	3950 Long Beach Blvd, Ste 203, Long Beach, CA 90807	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/19/2046	84.8	84.8	93.2	0.03%
Ryshaan LLC dba Fyzical Therapy and Balance Center	(#)	3780 Riverchase Village, Ste 900, Hoover, AL 35244	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/19/2032	8.7	8.7	8.1	—%
Kouklet LLC	(#,^)	744 South St., Philadelphia, PA 19147	Food Manufacturing	Term Loan	Prime plus 2.75%	11/19/2031	6.5	6.5	5.6	—%
IVF Cryo LLC	(#,^)	12526 Promise Creek Lane (Building 3), Unit 326, Fishers, IN 46038	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/19/2046	30.0	30.0	31.2	0.01%
JJBen, Corporation dba Benson Crane Service	(#,^)	437 Route 212, Saugerties, NY 12477	Rental and Leasing Services	Term Loan	Prime plus 2.75%	11/18/2031	154.7	154.7	144.2	0.05%
Donald Wells Consulting Co	(#,^)	2347 Bright Meadows, Missouri City, TX 77489	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/18/2031	12.5	12.5	10.7	—%
Guardian Cyber Solutions, LLC	(#,^)	14011 Hollow Crest Place, Riverview, FL 33579	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/18/2031	10.0	10.0	8.6	—%
West Ballantyne Animal Hospital PLLC	(#,^)	11926 Providence Rd W, Charlotte, NC 28277	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/18/2031	10.6	10.6	9.1	—%
Rex Regum Incorporated dba Mr. Electric of Concord CA	(#,^)	3737 Parkmall Court, Concord, CA 95419	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/18/2031	11.9	11.9	10.2	—%
Caroline Cecil Textiles, LLC	(#,^)	3834 N 35th Place, Phoenix, AZ 85018	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/18/2031	5.5	5.5	4.8	—%
Dayo J. Jones dba DayoSense	(#,^)	2306 South Eddy St., Seattle, WA 98108	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/18/2031	11.0	11.0	9.7	—%
Brevard Water Systems Sales & Services Inc	(#,^)	3101 US-1, Mims, FL 32754	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/17/2031	27.8	27.8	23.9	0.01%
EKGolf Inc	(#,^)	10890 Douglas Ave, Urbandale, IA 50322	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/17/2031	4.6	4.6	4.3	—%
Reset Cryotherapy LLC	(#,^)	1220 20th St, Miami Beach, FL 33139	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/16/2031	35.0	35.0	31.9	0.01%
Uniglobal Pension Planning Inc	(#,^)	4114 Legato Rd, Fairfax, VA 22033	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/16/2031	105.0	105.0	90.0	0.03%
Casablanca Floral Studio	(#,^)	106 Ram Cat Alley, Seneca, SC 29678	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/16/2031	2.7	2.7	2.3	—%
Ghioni Tax & Accounting Solutions, LLC	(#,^)	958 NE Kelly Ave, Gresham, OR 97030	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/12/2031	5.0	5.0	4.3	—%
Colin Forde DDS PC dba Family & Cosmetic Dental Design	(#,^)	7520 Montgomery Blvd NE Bldg C, Albuquerque, NM 87109	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/12/2046	162.5	162.5	176.5	0.06%
Georgia Two-Way Inc	(#,^)	1206 GA Hwy 30 West, Americus, GA 31719	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	11/12/2031	30.0	30.0	25.7	0.01%
Exit Strategies, LLC dba Spa Society	(#,^)	500 Ave at Port Imperial, Ste E, Weehawken, NJ 07086	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/12/2031	27.5	27.5	23.8	0.01%
Jay Kalimai LLC	(#,^)	310 S Robinson Dr, Waco, TX 76706	Gasoline Stations	Term Loan	Prime plus 2.75%	11/12/2046	32.0	32.0	36.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Kebab Daddy Inc	(#,^)	3701 Ocean View Blvd. A-3, Montrose, CA 91020	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/12/2031	16.5	16.5	15.4	—%
Cresson-Inn Bar & Grille, Inc.	(#,^)	114 Gay St., Manayunk, PA 19127	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2046	47.7	47.7	52.6	0.02%
US Ideal Diamond Cutting Works Inc	(#,^)	5757 Alpha Rd,Ste 502, Dallas, TX 75240	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/10/2031	20.0	20.0	17.1	0.01%
New Generation Products LLC	(#,^)	5013 Pacific Hwy E, Fife, WA 98424	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	11/10/2031	200.0	200.0	171.5	0.06%
The Loyal Subjects Wave 2, LLC	(#,^)	144 West Washington Blvd, Los Angeles, CA 90007	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/10/2031	200.0	200.0	171.5	0.06%
Bofill's Barbeque LLC	(#)	15159 South Cicero Ave, Oak Forest, IL 60452	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2047	30.0	30.0	32.1	0.01%
Codame Enterprises LLC dba Firehouse Subs #142	(#,^)	1547 Main St., Dunedin, FL 34698	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2031	27.9	27.9	23.9	0.01%
Sargas Pharmaceutical Adherence & Compliance Intl, LLC	(#,^)	109 H St., Bakersfield, CA 93304	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/9/2046	19.6	19.6	21.9	0.01%
Solo Creer LLC dba DoodyCalls	(#,^)	13096 County Rd 192, Tyler, TX 75703	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	11/9/2031	6.3	6.3	5.4	—%
Branded Goods LLC	(#,^)	1975 Stirling Rd, Stes A, B, and C, Davie, FL 33004	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2031	75.0	75.0	72.4	0.02%
ORCHID ENERGY SOLUTIONS	(#,^)	3662 Clyde Park Ave SW, Wyoming, MI 49509	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/8/2031	25.0	25.0	21.4	0.01%
LA SCAPES LLC	(#,^)	1812 Portview Dr, Spring Hill, TN 37174	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/8/2031	10.5	10.5	9.0	—%
Michelle Rianne Turney dba The Collective Salon Suites	(#,^)	809 Frolich Dr, Midwest City, OK 73110	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/8/2032	4.0	4.0	3.4	—%
The Soda Spot LLC	(#,^)	7240 W. Azure Rd, Ste #105, Las Vegas, NV 89130	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/5/2032	5.5	5.5	5.0	—%
Ricky W. Kent dba VT-Doors-N-More	(#,^)	49 Mill Rd, Mount Tabor, VT 05739	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/5/2046	21.7	21.7	24.3	0.01%
Ecuadane, Inc.	(#,^)	9 Windsor Court, Purchase, NY 10577	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/5/2031	35.0	35.0	30.1	0.01%
Top Knot Studio, LLC dba Goldenrod Parlor	(#,^)	220 NW 8th Ave, Ste 40, Gainesville, FL 32601	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/5/2031	5.0	5.0	4.3	—%
Sivalingam Medical Corporation, Inc dba First Valley Medical Group	(#,^)	44725 10th St W, Ste 210, Lancaster, CA 93534	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/5/2031	146.0	146.0	135.5	0.04%
Bettencourt Flying Service, Inc.	(#,^)	1066 South Bert Crane Rd, Atwater, CA 95301	Air Transportation	Term Loan	Prime plus 2.75%	11/5/2031	84.5	84.5	73.0	0.02%
ECOCOSM, INC.	(#,^)	201 Spear St., San Francisco, CA 94105	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/5/2031	35.0	35.0	30.0	0.01%
New Mexico Rey LLC	(#,^)	3520 Pan American Fwy NE, Albuquerque, NM 87107	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/5/2031	7.0	7.0	6.2	—%
Paul Genzink LLC dba VSBL	(#,^)	1332 Pinegrove NW, Grand Rapids, MI 49504	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	11/5/2031	5.0	5.0	4.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Square One Step LLC	(#)	10710 Barker Cypress Rd, Ste B, Cypress, TX 77433	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/4/2032	16.8	16.8	15.5	0.01%
Wiser ID LLC	(#,^)	26 Twin Oaks Dr, Nashville, TN 37211	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	11/4/2031	5.0	5.0	4.3	—%
INE Incorporated dba Juice It Up Colton	(#)	1040-1100 S. Mt. Vernon Ave, Riverside, CA 92507	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/3/2032	34.0	34.0	29.3	0.01%
Finally Pest Control, LLC	(#,^)	12118 Sellerton Dr, Fishers, IN 46037	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/3/2031	12.6	12.6	10.8	—%
LoCo Apparel LLC	(#,^)	2201 Long Prairie Rd, Unit 107-314, Flower Mound, TX 75022	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/29/2031	99.6	99.6	91.6	0.03%
Gin Ray International LLC	(#,^)	8776 & 8778 NE Sandy Blvd, Portland, OR 97220	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/29/2046	140.0	140.0	144.1	0.05%
MDx BioAnalytical Laboratory, Inc	(#,^)	5890 Imperial Loop Dr. Ste 12, College Station, TX 77845	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/29/2031	24.9	24.9	25.3	0.01%
CPH Fremont South LLC CPH Palato , CPH Palo Alto, CPH Cupertino	(#,^)	46703 Mission Blvd, Fremont, CA 94539	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/29/2031	95.7	95.7	82.9	0.03%
HI5 HOME INNOVATION, LLC	(#,^)	9187 Holliston Creek Place, Winter Garden, FL 34787	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/29/2031	6.0	6.0	5.1	—%
Half-Pass Ltd dba Canterbury Tack & Apparel	(#,^)	1291 West 137th Court, Broomfield, CO 80023	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	10/29/2031	7.3	7.3	6.3	—%
JMC Auto,LLC	(#,^)	644 Southfield Rd, Lincoln Park, MI 48146	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/29/2031	87.0	87.0	83.0	0.03%
Arcas Machine Inc.	(#,^)	700 N Neely St., Gillbert, AZ 85233	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/29/2031	105.2	105.2	97.4	0.03%
Cortlandt Racquet Club, Inc. dba	(#,^)	2127 Albany Post Rd, Montrose, NY 10548	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/29/2046	1,250.0	1,250.0	1,411.3	0.46%
Pride Gymnastics Academy, LLC	(#,^)	7801 Old Hwy 51, Broken Arrow, OK 74014	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/29/2031	10.5	10.5	9.0	—%
100% Permanent Inc.	(#,^)	1315 N Larrabee, Chicago, IL 60610	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/29/2031	13.8	13.8	12.8	—%
Idiot Racing LLC dba Idiot Racing	(#,^)	13701 Sweetwater Cove Place, Tampa, FL 33613	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	10/29/2031	3.0	3.0	2.6	—%
La Cueva Inc	(#,^)	9742 E Colfax Ave, Aurora, CO 80010	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/28/2046	68.6	68.6	77.4	0.03%
Potato Bros, LLC dba Crumbl Cookies Chicago Old Town	(#)	1435 N Wells St., Chicago, IL 60610	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/28/2032	14.4	14.4	13.5	—%
Kedai Indonesian Cafe	(#)	110 S Mountain Ave, Upland, CA 91786	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2032	9.5	9.5	8.2	—%
High Street Technologies LLC and Merchant Connections LLC	(#,^)	6331 Paris Ave, New Orleans, LA 70122	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/27/2031	7.3	7.3	6.2	—%
Love at First Bite LLC dba Standlee's	(#,^)	880 Blackwood Rd, Chula Vista, CA 91910	General Merchandise Stores	Term Loan	Prime plus 2.75%	10/27/2031	25.9	25.9	22.2	0.01%
UnVeil Media Group LLC	(#,^)	2251 Stone Pile Dr, Concord, NC 28025	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/27/2031	5.0	5.0	4.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Healthcare At Home LLC	(#,^)	5243 Snapfinger Woods Dr, Unit #104, Decatur, GA 30035	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/26/2046	26.2	26.2	29.0	0.01%
Jason Watt Pictures, LLC	(#,^)	110 Broadway, Brooklyn, NY 11249	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	10/26/2031	14.9	14.9	12.8	—%
By Modern Design LLC	(#,^)	1436 Luz De Sol Dr, El Paso, TX 79912	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/26/2031	5.0	5.0	4.3	—%
Owkalasho LLC dba The UPS Store 299	(#,^)	3755 Avocado Blvd, La Mesa, CA 91941	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/25/2031	35.7	35.7	30.6	0.01%
Right Choice Accounting Solutions, LLC	(#,^)	3210 Royal Creek Way, Lilburn, GA 30047	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/25/2031	3.5	3.5	3.0	—%
Sabri Enterprises, Inc.	(#,^)	11134 Hoffman Dr, Germantown, MD 20876	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	10/22/2031	6.0	6.0	5.2	—%
M&P_CAL, LLC dba Hotworx Anaheim Hills	(#)	8086 East Santa Canyon Rd, Anaheim, CA 92808	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/22/2032	14.2	14.2	13.2	—%

Tucker Management Group, LLC	(#,^)	115 Tyler Rd, Remlap, AL 35133	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/22/2031	22.4	22.4	23.4	0.01%
ProBio Search & Career Services Corporation	(#,^)	735 County Line Rd, Villanova, PA 19085	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/22/2031	14.6	14.6	12.5	—%
Kynytyx, Inc.	(#)	990A Station Rd, Bellport, NY 11713	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/22/2032	71.3	71.3	75.7	0.02%
Alicia A. Oswald dba Elevated Chiropractic	(#,^)	3555 Kenyon St., San Diego, CA 92110	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/22/2031	2.4	2.4	2.0	—%
Voyager Scientific, LLC	(#,^)	309 Washington St., Conshohocken, PA 19428	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/22/2031	10.0	10.0	8.5	—%
Simply Appliances, Inc.	(#,^)	1811 Douglas Blvd., Ste 5, Roseville, CA 95611	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/21/2031	14.9	14.9	12.8	—%
Premiere, Inc	(#,^)	615 North Landry Dr, New Iberia, LA 70563	Support Activities for Mining	Term Loan	Prime plus 2.75%	10/21/2031	79.7	79.7	84.3	0.03%
Big Creek Travel LLC	(#,^)	5020 Chase Lane, Cumming, GA 30240	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/19/2031	3.5	3.5	3.0	—%
Balanced Health & Fitness LLC dba F45 NW Reno	(#)	5110 Mae Anne Dr, Ste 702, Reno, NV 89521	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2032	51.7	51.7	47.0	0.02%
J&L Naturals LLC	(#,^)	110 Oakpark Dr, Mooresville, NC 28115	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/15/2031	13.4	13.4	11.4	—%
LN Accounting Advisor LLC	(#,^)	3663 Washington Ave, Houston, TX 77007	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/15/2031	10.0	10.0	8.5	—%
Barber's Home Innovations LLC	(#,^)	3287 Enisgrove Dr E, Palm Harbor, FL 34683	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/15/2031	29.9	29.9	25.6	0.01%
Blue 360 Media, LLC	(#,^)	2750 Rasmussen Rd, Park City, UT 84098	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	10/15/2031	410.4	410.4	352.7	0.11%
Skate-A-While Longer, LLC	(#,^)	220 Ridge St. and 229 South George St., Rome, NY 13440	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/13/2046	16.0	16.0	18.1	0.01%
Symmonds, LLC dba North End Tavern	(#,^)	914 IA-5 Business North, Pleasantville, IA 50225	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/13/2046	14.4	14.4	16.0	0.01%
A&D Enterprise Inc dba FastFrame	(#,^)	4150 Legacy Dr, Ste 412, Frisco, TX 75034	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/12/2031	23.3	23.3	20.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Mary Rozzi LLC	(#,^)	52153 Pipes Canyon Rd #552, Pioneertown, CA 92268	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/12/2031	8.0	8.0	6.8	—%
Bella Ottica LLC dba Eyes on Towne Lake	(#,^)	1075 Buckhead Crossing, Ste 130, Woodstock, GA 30189	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/12/2031	14.9	14.9	12.8	—%
Mitchell Authentic Inc RockBox Fitness	(#)	4880 Lower Roswell Rd, Marietta, GA 30068	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/12/2032	118.8	118.8	102.1	0.03%
Jed Thomas Consulting, Inc dba Woggle Consulting	(#,^)	3 Trackside Dr, Kennebunk, ME 04043	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/8/2031	3.0	3.0	2.6	—%
Agape R. E. Solutions LLC	(#,^)	33 Market Point Dr, Greenville, SC 29607	Real Estate	Term Loan	Prime plus 2.75%	10/8/2031	5.0	5.0	4.3	—%
Because it's Better Inc	(#,^)	84 Stonecrest Rd, Ridgefield, CT 06877	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/8/2031	173.9	173.9	149.1	0.05%
Shattered Prism LLC	(#,^)	63 Flushing Ave, Brooklyn, NY 11205	Rental and Leasing Services	Term Loan	Prime plus 2.75%	10/8/2031	15.4	15.4	15.3	—%
Be Known, LLC	(#,^)	802 Evolve Way, Knoxville, TN 37915	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/7/2031	7.5	7.5	6.4	—%
Angels Learning Center Inc,Hector A. Velasquez,Milene A. Velasquez,Mil	(#,^)	2801 Central Ave, Union City, NJ 07087	Social Assistance	Term Loan	Prime plus 2.75%	10/7/2031	32.8	32.8	28.1	0.01%
Greylab LLC dba Mighty Dog Roofing North DFW	(#,^)	10215 El Cinco Dr, Frisco, TX 75033	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/7/2031	26.8	26.8	23.0	0.01%
SIDCOR Gunsmithing LLC	(#,^)	3213 Catalpa Dr, Springfield, IL 62712	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/7/2031	5.4	5.4	4.9	—%
Kotyark L.L.C.dba Gibsonton Motel	(#,^)	11545 US Hwy 41 S, Gibsonton, FL 33534	Accommodation	Term Loan	Prime plus 2.75%	10/6/2031	15.4	15.4	15.4	—%
Krown Records, LLC	(#,^)	5311 S Big Horn Pl, Chandler, AZ 85249	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	10/5/2031	8.4	8.4	7.2	—%
Backoffice Ally LLC dba Satterley Accounting Services	(#,^)	70 Raynham Ave, Portsmouth, RI 02871	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/4/2031	6.0	6.0	5.1	—%
The Gold Standard Accounting & Tax Inc	(#,^)	4911 Warner Ave Ste 211, Huntington Beach, CA 92649	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/4/2032	10.4	10.4	8.9	—%
LOVEBUG NUTRITION Inc	(#,^)	115 E 34th St., New York, NY 10156	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	9/30/2031	119.6	119.6	109.6	0.04%
Skaggs RV Outlet, LLC	(#,^)	301 Commerce Dr, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2031	49.5	49.5	52.4	0.02%
New Greater Generation Family Funeral Group, LLC	(#,^)	1400 N Hampton Rd, DeSoto, TX 75115	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/30/2046	24.3	24.3	26.3	0.01%
Orchard Collision, Inc	(#,^)	14898 Telegraph Rd, Redford, MI 48239	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/30/2046	61.0	61.0	65.2	0.02%
Centre Storage and Matthew Wayne Vines	(#,^)	1650 Clarence E Chesnut Jr Bypass, Centre, AL 35960	Real Estate	Term Loan	Prime plus 2.75%	9/30/2046	69.4	69.4	78.3	0.03%
Great II, LLC	(#,^)	4390 Commerce Circle, Idaho Falls, ID 83401	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2046	212.4	212.4	239.8	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Champion's Florida LLC & Market Vision Holdings, LLC	(#,^)	1360 NW 88th Ave, Doral, FL 33172	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/30/2046	1,220.0	1,220.0	1,377.3	0.45%
Lively's Collision, Center LLC	(#,^)	5115 Jefferson Davis Hwy, North Augusta, SC 29841	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/30/2046	147.1	147.1	154.5	0.05%
Tony D's Hooked, LLC (	(#)	378 Rope Ferry Rd aka Mago Point Way, Waterford, CT 06385	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2046	134.9	134.9	143.2	0.05%
Great II, LLC	(#)	142 WA-150, Chelan, WA 98816	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2031	1,026.9	1,026.9	891.4	0.29%
WALKING URGENT CARE, INC	(#,^)	10308 W Sample Rd, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2031	64.8	64.8	57.6	0.02%
Faxon Enterprises Inc	(#,^)	3107 Nichols Ave, Bay City, TX 78259	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/30/2046	1,034.2	1,034.2	1,067.8	0.35%
Coast 2 Coast Restoration LLC,Coast 2 Coast Real Estate LLC &Coast 2	(#,^)	3505 Veterans Memorial Hwy, Ronkonkoma, NY 11779	Construction of Buildings	Term Loan	Prime plus 2.75%	9/30/2046	377.3	377.3	419.1	0.14%
Timothy A Chapamn dba Tim's Auto Tech	(#,^)	62 North Canal St., Oxford, NY 13830	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/30/2031	15.3	15.3	16.0	0.01%
OSSA LLC	(#,^)	300 Iberia St., Youngsville, LA 70503	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2031	79.2	79.2	80.3	0.03%
Garage Floor Coating of MN.com, LLC	(#,^)	6701 W 23rd St, Minneapolis, MN 55426	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/30/2031	66.8	66.8	57.4	0.02%
Aitheras Aviation Group, LLC, a Florida Liimited Liability Company & A	(#,^)	2301 N Marginal Rd, Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus 2.75%	9/30/2031	74.3	74.3	64.5	0.02%
Motion Physical Medicine & Wellness, PLLC	(#,^)	13100 Wortham Center Dr, Houston, TX 77065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2031	14.4	14.4	12.5	—%
Pueblo Canyon, LLC, Matthew Benjamin Allen and Elizabeth Kelly Allen	(#,^)	199 SAN ILDEFONSO Rd, LOS ALAMOS, NM 87544	Accommodation	Term Loan	Prime plus 2.75%	9/29/2046	102.2	102.2	108.0	0.03%
Nidal Radwan, M.D., P.A	(#,^)	18100 N.E. 19th Ave, North Miami Beach, FL 33162	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/29/2031	81.9	81.9	73.2	0.02%
Daring Business Strategies Inc.	(#,^)	600 Front St., Lynden, WA 98264	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/29/2031	34.7	34.7	29.7	0.01%
TRI-COUNTY SERVICES, INC. and Andrew M Chehata	(#,^)	4900 SW 51st St., Davie, FL 33314	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/29/2031	335.2	335.2	287.4	0.09%
Agerton Timber LLC and Agerton Transportation, LLC	(#,^)	3166 Aurelle Rd, Strong, AR 71765	Forestry and Logging	Term Loan	Prime plus 2.75%	9/29/2031	29.0	29.0	26.4	0.01%
Norma Skin Care and SPA LLC	(#,^)	3364 Coral Way, Miami, FL 33145	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/29/2031	13.9	13.9	11.9	—%
Chris Landscaping Inc dba New England Tree Co.	(#,^)	1139 Washington St., Stoughton, MA 02072	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/29/2031	78.2	78.2	69.5	0.02%
Jafar and Jamal, Inc dba Foodland ; IMAD Corporation	(#)	11 Highland Ave, Malden, MA 02148	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/29/2032	19.7	19.7	17.5	0.01%
Prestige Products of Central Florida, Inc dba Milcarsky's Appliances	(#,^)	1180 Emma Oaks Trail, Lake Mary, FL 32746	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	9/29/2031	247.5	247.5	212.2	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Metro of Livernois Inc	(#)	17149 Livernois, Detroit, MI 48221	Telecommunications	Term Loan	Prime plus 2.75%	1/29/2047	202.5	202.5	215.0	0.07%
Group Vertical, LLC dba Group Vertical	(#,^)	678 Front Ave Northwest, Grand Rapids, MI 49504	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/29/2031	177.8	177.8	152.5	0.05%
Creche N Crew, LLC	(#,^)	3185 West Ward Rd, Dunkirk, MD 20754	Social Assistance	Term Loan	Prime plus 2.75%	9/29/2046	257.1	257.1	290.3	0.09%
SoCal Propane LLC	(#,^)	220 N San Jacinto St, Hemet, CA 92543	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/29/2046	302.1	302.1	341.0	0.11%
NMFM Consulting, LLC	(#,^)	3636 Lake Ave, Wilmette, IL 60091	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/29/2046	267.1	267.1	280.7	0.09%
JRBA Inc dba Bulger True Value	(#,^)	1185 W Santa Fe St, Olathe, KS 66061	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2031	25.5	25.5	21.8	0.01%
Cj Real Estate Partners LLC	(#)	1800 E Palm Ave, Tampa, FL 33605	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2047	230.9	230.9	254.8	0.08%
Art Food Attitude Inc. dba Bamboo Leaf Thai Eatery	(#,^)	724 Main St., Bradley Beach, NJ 07720	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/28/2031	25.7	25.7	22.2	0.01%
Catching Fish LLC dba Man Overboard Bait and Tackle	(#,^)	1825 S. Patrick Dr, Ste B, Harbour Beach, FL 32937	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/28/2031	5.3	5.3	4.6	—%
Teaghlach Firearms LLC dba TFirearms	(#,^)	117 S. Main St., Altus, OK 73526	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2031	2.8	2.8	2.4	—%
LuLu Kingdom LLC	(#,^)	18 S. 20th St., Philadelphia, PA 19103	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2032	15.5	15.5	14.1	—%
Strong Tower 10933, Inc.	(#,^)	15530 NW US Hwy 441, Alachua, FL 32615	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2031	8.2	8.2	7.0	—%
Coast to Coast Auto Sales Incorporated	(#,^)	9200 E 131 St St., Fishers, IN 46038	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/27/2031	148.5	148.5	127.1	0.04%
C.D.A. Serviceability Trust Inc (Co-Borrower)	(#)	4501 6th Ave, Tacoma, WA 98406	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2046	69.2	69.2	78.0	0.03%
Coast to Coast Carmel Corporation dba Coast To Coast Collection	(#,^)	9450 N Aronson Rd, Indianapolis, IN 46240	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/27/2031	302.0	302.0	259.7	0.08%
Momentum Metal Finishing Inc.	(#,^)	1286 Anvilwood Ave, Sunnyvale, CA 94089	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/27/2046	1,057.4	1,057.4	1,179.5	0.38%
Daisi Inc.	(#,^)	10300 West Charleston Blvd, Las Vegas, NV 89135	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	9/27/2031	108.9	108.9	93.2	0.03%
Michael Risoldi's Auto Repair Inc.	(#,^)	1435 Woodlane Rd, Eastampton, NJ 08060	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2031	125.3	125.3	129.0	0.04%
D&M Properties, LLC	(#,^)	2600 Coon Rapids Blvd Nortwest, Coon Rapids, MN 55433	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2031	25.3	25.3	21.7	0.01%
Rightworks Staffing Inc.	(#,^)	1201 Kenwood Ave, Austin, TX 78704	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2031	148.5	148.5	127.1	0.04%
Ben Anderson 365	(#,^)	9920 Research Dr, Irvine, CA 93108	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/24/2031	49.5	49.5	42.4	0.01%
Gateway Auto Service and Collision #2 Inc	(#,^)	1205 South 8th Ave, Maywood, IL 60153	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2046	29.7	29.7	33.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

3-2-1 Go LLC dba Burgerz and Ballz	(#,^)	868 Fulda Ave NW, Palm Bay, FL 32907	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/24/2031	5.3	5.3	4.8	—%
Taurus Legacy, LLC dba Papas Diner	(#,^)	626 FL-50, Clermont, FL 34711	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/24/2031	9.4	9.4	8.0	—%
Mag Auto Group Inc dba MAG Motor Company	(#,^)	1890 North Main St., Walnut Creek, CA 94596	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/24/2031	218.8	218.8	187.3	0.06%
Great Dog Products for Great People LLC dba Royal Frenchel	(#,^)	13207 Squawwood Lane SE, Rainier, WA 98576	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	9/24/2031	12.4	12.4	11.0	—%
Forays, Ltd dba Northern Comfort	(#,^)	2800 N. Lagoon Dr, Wasilla, AK 99654	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	9/24/2046	172.4	172.4	186.6	0.06%
RightTalents LLC	(#)	639 Passaic Ave, Nutley, NJ 07110	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2031	9.9	9.9	8.5	—%
Teach 2 Teach Music Lessons, LLC	(#)	184 Marshall Hill Rd, West Milford, NJ 07480	Educational Services	Term Loan	Prime plus 2.75%	9/24/2031	10.4	10.4	8.9	—%
Black Market Restaurant Group Inc. dba Black Market Meal Prep	(#)	29941 Aventura, Ste K, Rancho Santa Margarita, CA 92688	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/24/2032	29.5	29.5	26.1	0.01%
USA Security Services Corporation	(#)	844 Hebron Ave, Glastonbury, CT 06033	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/24/2031	99.0	99.0	84.7	0.03%
Vincent Remodeling, LLC	(#,^)	4667 Riverbend RdTrussville, Trussville, AL 35173	Construction of Buildings	Term Loan	Prime plus 2.75%	9/23/2031	14.9	14.9	12.7	—%
Quinn da Matta Productions LLC	(#,^)	2155 Outpost Dr, Los Angeles, CA 90068	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/23/2031	4.2	4.2	3.6	—%
MDJ Chiropractic PC	(#,^)	18009 Jamaica Ave, Jamaica, NY 11432	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/22/2031	5.0	5.0	4.2	—%
Udder Free Only, LLC	(#,^)	3603 Vinton Ave Unit 205, Los Angeles, CA 90034	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2031	17.8	17.8	15.8	0.01%
Oui Pastry LLC	(#,^)	1905 Scenic Hwy N #10000b, Snellville, GA 30078	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/17/2031	5.0	5.0	4.2	—%
Phillips Diesel Service LLC	(#,^)	4150 S 32nd St W, Muskogee, OK 74401	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2046	30.5	30.5	32.4	0.01%
Goode Tax and Resolution, LLC	(#,^)	2527 Standifer Place, Lanham, MD 20706	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/17/2031	3.2	3.2	2.7	—%
Preston E. Jones dba Tiny Homer	(#,^)	62361 Mary Miller Ave, Homer, AK 99603	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/17/2031	5.4	5.4	5.8	—%
Hurricane Beauty LLC	(#)	1110 vandon loop, Berlin, NJ 08009	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/17/2031	9.9	9.9	8.5	—%
Radiator Fans Unlimited LLC and Gros Holdings Unlimited, Inc	(#,^)	6179 Alameda Ave, El Paso, TX 79905	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2031	53.2	53.2	46.3	0.01%
Radiator Fans Unlimited LLC and Gros Holdings Unlimited Inc	(#,^)	6179 Alameda Ave, El Paso, TX 79905	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2046	44.8	44.8	49.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

For The Love Athletics LLC	(#,^)	225 N Downing St, Davidson, Davidson, NC 28036	Educational Services	Term Loan	Prime plus 2.75%	9/14/2031	4.9	4.9	4.2	—%
Aaron Mahoney dba Alaska Gulf Coast Expeditions	(#,^)	16347 Deerfield St,, Ninilchik, AK 99639	Scenic and Sightseeing Transportation	Term Loan	Prime plus 2.75%	9/14/2031	28.7	28.7	24.6	0.01%
MTR Designs LLC	(#,^)	205 North 12th St., Opelika, AL 36801	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/14/2031	7.4	7.4	6.4	—%
SkyEstate LLC dba Vango's Drive Thru	(#,^)	4000 Leap Rd, Hilliard, OH 43026	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/14/2031	30.3	30.3	25.9	0.01%
JEMS Transportation & Logistics LLC	(#,^)	30715 Basil Trace Dr, Spring, TX 77386	Truck Transportation	Term Loan	Prime plus 2.75%	9/14/2031	14.9	14.9	12.7	—%
R & S Chroniger Enterprises, LLC	(#,^)	1681 Beech Ln, Hanover, PA 17331	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/14/2031	17.7	17.7	15.2	—%
Touch of Therapy Massage, LLC	(#,^)	8510 Warner Rd, Ste 300, Plain City, OH 43064	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2031	14.9	14.9	15.7	0.01%
Dennis Hair Studio Inc	(#)	1566 Union Turnpike, New Hyde Park, NY 11040	Personal and Laundry Services	Term Loan	Prime plus 6.5%	9/13/2031	6.2	6.2	6.2	—%
Amado Trader LLC dba Amado Games LLC	(#,^)	5545 Bulls Bay D, Virginia Beach, VA 23462	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/13/2031	4.5	4.5	3.8	—%
MattCole Construction and Roofing, LLC	(#,^)	2529 Boxford Lane, Cordova, TN 38016	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/13/2031	54.5	54.5	49.6	0.02%
O&O Welding Zone Corp	(#,^)	2100 4th St., Orlando, FL 32824	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/13/2046	48.0	48.0	52.8	0.02%
Octopus Records LLC	(#,^)	72-05 72nd Place, 2B, Glendale, NY 11385	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/13/2031	4.5	4.5	3.9	—%
Panditos LLC dba White Lotus Home	(#)	745 Joyce Kilmer Ave, New Brunswick, NJ 08901	General Merchandise Stores	Term Loan	Prime plus 2.75%	9/10/2031	19.8	19.8	16.9	0.01%
Essex Trade, Inc.dba Artesano's	(#,^)	33 Bearskin Neck, Rockport, MA 01966	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/10/2031	6.1	6.1	5.3	—%
Tri T. Le dba AN Company	(#,^)	1431 Amro Way, South El Monte, CA 91733	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	9/10/2031	15.6	15.6	14.4	—%
Trash Can Rescue LLC	(#,^)	1096 Nast Chapel Rd, Martinsville, IN 46151	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/10/2031	18.7	18.7	17.3	0.01%
Kyle Keiper LLC	(#,^)	3408 Spring St #1, Pompano Beach, FL 33062	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/10/2031	12.0	12.0	11.3	—%
Remsund Group Inc dba Remsund Group	(#,^)	6581 Westland Dr, Brownsburg, IN 46112	Couriers and Messengers	Term Loan	Prime plus 2.75%	9/10/2031	54.5	54.5	46.6	0.02%
B & W Towing, LLC	(#)	701 Addison Rd, Painted Post, NY 14870	Support Activities for Transportation	Term Loan	Prime plus 2.75%	2/9/2047	71.9	71.9	80.1	0.03%
Queen Oxygen Co. dba Quest Cylinder Co.	(#,^)	239 Lafayette St., London, OH 43140	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/9/2031	44.9	44.9	43.6	0.01%
Y & C Company INC dba Miji-Mura Hibachi & Sushi	(#,^)	1850 N University Dr,, Coral Springs, FL 33071	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/9/2046	246.7	246.7	278.5	0.09%
Alaska Industrial Paint, LLC dba Alaska Fleet and Collision Specialist	(#)	1301 North Post Rd, Anchorage, AK 99501	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/8/2032	21.5	21.5	22.8	0.01%
Le Bajec Le LLC	(#,^)	810 N Alamo St,, San Antonio, TX 78215	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/8/2046	79.4	79.4	85.8	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Grand Portage LLC	(#,^)	3306 Chelsea Cir, Ann Arbor, MI 48108	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/7/2031	33.1	33.1	28.3	0.01%
Sassy Sista's Boutique LLC	(#,^)	851 W. State Rd 436 Ste. 1005, Altamonte Springs, FL 32714	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	9/7/2031	6.4	6.4	5.5	—%
Almina Concept, Inc.	(#,^)	5042 Willshire Blvd., Los Angeles, CA 90036	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/7/2031	2.5	2.5	2.1	—%
Oak North LLC, & Constantinos Constantinou	(#,^)	94 Union St., Vernon, CT 06066	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2031	51.5	51.5	54.4	0.02%
XL Auto Group LLC dba Autos Wholesale	(#,^)	28900 Mission Blvd, Hayward, CA 94544	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/3/2031	18.3	18.3	15.7	0.01%
JD Hunt Custom Homes Incorporated dba JD Hunt Construction	(#,^)	5515 Parkcrest Dr, Austin, TX 78731	Construction of Buildings	Term Loan	Prime plus 2.75%	9/3/2031	906.9	906.9	776.2	0.25%
4 Points Towing & Roadside Service LLC	(#,^)	5425 Willow Grove Rd, Camden Wyoming, DE 19934	Support Activities for Transportation	Term Loan	Prime plus 2.75%	9/2/2031	34.7	34.7	31.7	0.01%
RGV Poke LLC dba Pokeworks	(#)	5401 North 10 St. Unit 126, McAllen, TX 78504	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/2/2032	13.7	13.7	12.4	—%
Sheryl's Candy Apple Creations, LLC	(#,^)	131 Piney Green Rd, Ste 300, Jacksonville, NC 28546	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/2/2031	6.0	6.0	5.4	—%
331 Foley Sound Inc	(#,^)	19355 Business Center Dr, Unit #9, Northridge, CA 91324	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	1/2/2032	25.0	25.0	21.6	0.01%
Kenbenco, Inc.dba Benson Steel Fabricators	(#,^)	437 Route 212, Saugerties, NY 12477	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/31/2031	161.1	161.1	158.2	0.05%
paws Boarding LLC dba paws DayCamp and Boarding	(#,^)	2449 Breanna Way, Little Elm, TX 75068	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/31/2031	2.7	2.7	2.3	—%
Tactical Integrated Systems Inc dba Techy	(#,^)	2501 Citrus Blvd, Leesburg, FL 34748	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/31/2031	17.7	17.7	15.2	—%
Big Heart LLC dba Chick'n Cone	(#)	1158 W San Marcos Blvd, San Marcos, CA 92078	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2031	23.3	23.3	20.4	0.01%
Rosy Rings, Inc	(#,^)	2400 Industrial Lane, Ste 700, Broomfield, CO 80020	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	8/31/2031	164.1	164.1	140.5	0.05%
IT Quality Solutions, Inc	(#,^)	6522 Creekview Circle, Duluth, GA 30097	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/31/2031	7.9	7.9	6.7	—%
JeanAnn Schwark, MS, FNP-C PLLC dba Serenity Women's Care	(#,^)	10615 N Hayden Rd C100, Scottsdale, AZ 85260	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/31/2031	163.3	163.3	146.2	0.05%
RM Interiors Inc.dba House of Moseley	(#,^)	8200 Stockdale HWY D-6, Bakersfield, CA 93311	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/31/2031	29.5	29.5	25.3	0.01%
Shrijee LLC dba Econo Lodge	(#)	908 Washington St., Manitowoc, WI 54220	Accommodation	Term Loan	Prime plus 2.75%	12/31/2046	119.2	119.2	134.5	0.04%
Cadena Co.	(#,^)	2133 Southend Dr. #301, Charlotte, NC 28213	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/31/2031	10.4	10.4	8.9	—%
K's Salon 1 LLC dba Gerard Anthony Salon	(#)	580 Amsterdam Ave, New York, NY 10024	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/30/2031	22.0	22.0	18.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Kadence Consulting Inc	(#,^)	13315 Bishops Ct, Roswell, GA 30075	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/30/2031	18.3	18.3	15.7	0.01%
Angela Barbara	(#,^)	51 Bennington Square, Hackettstown, NJ 07840	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/30/2046	24.5	24.5	26.8	0.01%
25 Dials LLC	(#,^)	875 North High St., Ste 300, Columbus, OH 43215	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/27/2031	9.3	9.3	9.8	—%
Willow Falls Venue LLC	(#,^)	23122 S North Carolina Hwy 109, Denton, NC 27239	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/27/2046	20.7	20.7	22.6	0.01%
Downtown Dance Academy Limited Liability Company	(#,^)	1204 Hooper Ave, Toms River, NJ 08753	Educational Services	Term Loan	Prime plus 2.75%	8/27/2031	5.4	5.4	4.6	—%
Debut Solutions LLC	(#,^)	2000 Frankfort St, Laredo, TX 78040	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/27/2031	271.3	271.3	237.3	0.08%
3D Printed Tabletop, LLC	(#,^)	2870 Sonata Court, St. Cloud, FL 34772	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	8/27/2031	3.0	3.0	2.5	—%
7 BRANCHES CORPORATION dba Nikos	(#,^)	410 Pearl St., Lake Wales, FL 33853	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/27/2031	7.1	7.1	6.1	—%
DebutSolutions, LLC dba Emerald Pacific Resources	(#,^)	2000 Frankfurt St., Laredo, TX 78040	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/27/2046	64.5	64.5	70.5	0.02%
Hair and Beauty Market Place, LLC dba LAOR	(#)	7900 S. Orange Blossom Trail, Unit 1, Orlando, FL 32809	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/26/2047	171.8	171.8	194.0	0.06%
Island Kaii & Company dba Island Kaii	(#,^)	20140 Livemois, Detroit, MI 48221	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/26/2031	7.4	7.4	7.5	—%
Tapuya Brands Corporation	(#,^)	23 Leroy St., New York, NY 10014	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/26/2031	65.9	65.9	56.4	0.02%
HHD Aviation, LLC dba Great Milwaukee Training and Testing Center	(#,^)	2820 Bobmeyer Rd, Hanger C-7, Hamilton, OH 45015	Real Estate	Term Loan	Prime plus 2.75%	8/26/2046	46.6	46.6	52.6	0.02%
Gralyn Fabrication & Machining LLC	(#,^)	1119 Bluff Ridge Rd, Waynesburg, PA 15370	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/25/2031	8.9	8.9	7.6	—%
Christopher John Looney Agency Inc.	(#,^)	426 South Atlanta St., Unit 110, Roswell, GA 30075	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/25/2031	2.7	2.7	2.3	—%
Premiere Inc	(#,^)	615 N Landry Dr, New Iberia, LA 70563	Support Activities for Mining	Term Loan	Prime plus 2.75%	8/25/2031	383.7	383.7	405.2	0.13%
Trinity Lumber and Building Supply, Inc	(#,^)	1231 East Cypress Ave, Redding, CA 96002	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	8/25/2046	69.9	69.9	77.4	0.03%
Swick & Son Enterprises, Inc	(#,^)	108 Mashell Ave North, Eatonville, WA 98328	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/25/2031	17.7	17.7	15.3	—%
Tiny's Gumbo Bar NYC LLC	(#)	275 Church St., New York, NY 10013	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/25/2032	36.3	36.3	32.1	0.01%
Force3 Enterprises, LLLP	(#,^)	240 Hathway Dr, Stratford, CT 06615	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/25/2046	195.3	195.3	212.0	0.07%
MA Allen LLC dba Premier Martial Arts	(#)	380 East Bethany Dr, Allen, TX 75002	Educational Services	Term Loan	Prime plus 2.75%	3/25/2031	9.3	9.3	7.9	—%
CJNR LLC dba Parkhurst Motel	(#,^)	208 East Main St., Elma, WA 98541	Accommodation	Term Loan	Prime plus 2.75%	8/24/2046	39.9	39.9	45.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Patoruzu, Inc. dba Sharkey's Cuts For Kids	(#,^)	18121 Tuckerton Rd, Ste 130, Cypress, TX 77433	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/20/2031	9.8	9.8	8.4	—%
PCH Ventures, LLC dba Chop Stop	(#,^)	18515 Brookhurst St., Fountain valley, CA 92618	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/20/2031	40.0	40.0	42.1	0.01%
Power Enterprise LLC	(#,^)	119 East 710 South Circle, Ivins, UT 84738	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/20/2031	3.1	3.1	2.7	—%
The Jar Circle, Inc dba Frida's Mexican Grill	(#)	3545 Merrick Rd, Seaford, NY 11783	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2031	13.9	13.9	12.1	—%
Dallas MTV, LLC	(#,^)	2911 Turtle Creek Blvd, Ste 300, Dallas, TX 75219	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/20/2031	18.4	18.4	15.7	0.01%
Royal Home Care and Staffing LLC	(#,^)	453 Oakton Rd, Odenton, MD 21113	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/20/2031	31.8	31.8	33.6	0.01%
Kiwi Vision, LLC	(#,^)	27518 Portsmouth Ave, Hayward, CA 94545	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/19/2031	9.8	9.8	8.4	—%
Elizabeth K. Little and dba Mrs. Little's Tea and Toys	(#,^)	108 North Davis St., Hamilton, MO 64644	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2031	2.7	2.7	2.8	—%
Vida Meat Company LLC	(#,^)	1370 West Cheyenne Ave, North Las Vegas, NV 89030	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/19/2031	46.7	46.7	43.7	0.01%
Derheim, Inc dba My Aquatic Services	(#,^)	601 Main Ave.W, West Fargo, ND 58078	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/19/2046	162.7	162.7	170.4	0.06%
Luxury Tree Services LLC	(#,^)	5925 SW 69th St., Miami, FL 33413	Forestry and Logging	Term Loan	Prime plus 2.75%	8/18/2031	98.3	98.3	84.8	0.03%
Glorious Training Group Inc dba F45 Training Murabella	(#,^)	185 Murabella Pkwy, St. Augustine, FL 32092	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/18/2031	14.8	14.8	13.4	—%
Cezary A. Lapa dba Globe Polska Ksiazka	(#,^)	5747 West Irving Park Rd, Chicago, IL 60634	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	8/17/2031	6.9	6.9	5.9	—%
Hartwood Inn	(#,^)	1312 GILBERT ST, CHARLES CITY, IA 50616	Accommodation	Term Loan	Prime plus 2.75%	8/17/2046	39.9	39.9	45.1	0.01%
Transatlantic Translations Company, LLC	(#,^)	411 Theodore Fremd Ave, Rye, NY 10580	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/16/2031	24.6	24.6	21.1	0.01%
Revive Aesthetics & Wellness, LLC	(#,^)	175 Main St., East Greenwich, RI 02818	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/13/2031	27.1	27.1	24.1	0.01%
DTT ENTERPRISES, LLC	(#,^)	6565 Austin Hope Ave, Las Vegas, NV 89118	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/13/2031	34.4	34.4	29.5	0.01%
Baite Auto Sales LLC	(#,^)	2865 Suwanee Rd, Columbus, OH 43224	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/13/2046	11.5	11.5	13.0	—%
Montauk Donut Group, Inc dba Dunkin Donuts	(#)	1669 Montauk Hwy, Bellport, NY 11713	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2031	81.8	81.8	86.2	0.03%
Bird's Nest Florist & Gifts, LLC	(#,^)	549-E College Park Rd, Ladson, SC 29456	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/12/2031	5.8	5.8	5.0	—%
Game Time Vending, LLC	(#,^)	10105 Amberwood Rd Stes #1 and #5, Fort Myers, FL 33913	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/11/2031	1,229.0	1,229.0	1,142.3	0.37%
Lovely Moments Iowa Photography, LLC	(#,^)	313 South Logan St., Roland, IA 50236	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/11/2031	3.0	3.0	2.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

KBO Investment and Sterling HTS KBO Investments LLC	(#,^)	748 West Big Beaver Rd, Troy, MI 48084	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/10/2031	45.3	45.3	39.5	0.01%
C4 Technologies Inc.	(#)	171 C Ave, Ste C, Coronado, CA 92118	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/6/2031	6.2	6.2	6.1	—%
The Hiccup Inc	(#,^)	158 Humphrey St., Swampscott, MA 01907	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	8/6/2031	20.4	20.4	17.4	0.01%
Dara, Inc.	(#,^)	29 Old Planters Rd, Beverly, MA 01915	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/5/2031	32.5	32.5	27.8	0.01%
Ronald L. McFarlain dba Cajun Connection	(#,^)	2958 IL-178, North Utica, IL 61373	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/5/2046	33.4	33.4	36.2	0.01%
C&J General Engineering	(#,^)	3060 Thorntree Dr #10, Chico, CA 95973	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2046	27.4	27.4	26.6	0.01%
P.O.P Enterprises LLC	(#,^)	860 Constellation Dr, Decatur, GA 30033	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/3/2031	4.4	4.4	3.8	—%
J &C May Properties, LLC.	(#,^)	315 Sylamore Ave, Mountain View, AR 72560	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/30/2031	19.3	19.3	16.5	0.01%
100% Permanent Inc.	(#,^)	1315 N. Larrabee St., Chicago, IL 60610	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/30/2046	32.8	32.8	35.5	0.01%
Blue Water Dynamics, LLC dba Dougherty Manufacturing & Solace Boats, L	(#,^)	308 South Old County Rd, Edgewater, FL 32132	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	7/30/2046	1,153.9	1,153.9	1,302.7	0.42%
GLH delivering services Inc and Paisley Logistics Inc	(#,^)	121 Pine Rd, Easley, SC 29642	Couriers and Messengers	Term Loan	Prime plus 2.75%	7/30/2031	268.9	268.9	230.2	0.07%
Patriot Services Group Inc	(#,^)	108 Phillips Circle, Columbiana, AL 35051	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/30/2031	22.0	22.0	18.8	0.01%
Crux Solutions LLC dba Waddell's Riverside Funeral Directors	(#)	6938 Westover St., Houston, TX 77087	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/30/2031	19.5	19.5	20.6	0.01%
Kings Autoshow Inc and Grand Auto Group LLC	(#,^)	5815 Church Ave, Brooklyn, NY 11203	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/30/2031	113.5	113.5	99.7	0.03%
Melissa S. Scharf	(#,^)	14313 Califa St., Sherman Oaks, CA 91401	Social Assistance	Term Loan	Prime plus 2.75%	7/30/2031	8.8	8.8	7.5	—%
The Travel Society LLC;Religious Travel International LLC	(#,^)	650 S Cherry St., Denver, CO 80246	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/30/2031	85.0	85.0	72.8	0.02%
AA Power Equipment, Inc	(#,^)	999 Mansell Rd, Ste B, C, & D, Roswell, GA 30076	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/30/2031	78.0	78.0	66.8	0.02%
Charles P Carpenter dba All-Ways Pumping	(#,^)	5701 Beckford Ave, Tarzana, CA 91356	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/30/2031	109.6	109.6	107.8	0.03%
CIRLABS, INC,Outcome Driven Innovation and Spracht Inc	(#,^)	974 Commercial St., Palo Alto, CA 94043	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/30/2031	50.7	50.7	43.4	0.01%
Global Packaging Solutions, Inc	(#,^)	6259 Progressive Ave, San Diego, CA 92154	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	7/29/2031	219.4	219.4	195.0	0.06%
GN Enterprises LLC	(#,^)	4507 SE Ramona St., Portland, OR 97206	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/29/2046	85.0	85.0	93.6	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Kamboj Investments Inc dba Chicago's Pizza with Twist	(#)	1156 South Main St., Manteca, CA 95337	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/29/2031	15.0	15.0	13.0	—%
On Spot Techs Ltd dba Wi-Fi Surveyors	(#,^)	4732 Dixie Dr South, Dayton, OH 45439	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2046	17.0	17.0	18.2	0.01%
Karson A Schepp	(#,^)	8715 Hwy 14, Kramer, ND 58748	Crop Production	Term Loan	Prime plus 2.75%	7/29/2031	34.1	34.1	30.7	0.01%
Rocky Mountain Concrete, Inc	(#,^)	6674 MALTESE LN A, Bozeman, MT 59718	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/29/2031	244.2	244.2	226.2	0.07%
Tiny Tots Kingdom Inc	(#,^)	4961 N Dixie Hwy Stes 2-6, Oakland Park, FL 33334	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2031	19.5	19.5	16.7	0.01%
Cherich Enterprises dba Yogasix Pasadena	(#,^)	277 W Green St. Ste 110, Pasadena, CA 91105	Educational Services	Term Loan	Prime plus 2.75%	10/29/2031	52.0	52.0	45.0	0.01%
Dream Splash International LLC	(#,^)	650 S Cherry St., Denver, CO 80246	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/29/2031	82.9	82.9	71.2	0.02%
Travis Construction Company, LLC	(#,^)	11258 Bayou Bernard Rd, Gulfport, MS 39503	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/28/2031	29.3	29.3	25.9	0.01%
Five Rivers 1938 Enterprises, Inc dba The Hummus Republic	(#)	3032 W Jack London Blvd, Livermore, CA 94551	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2032	19.4	19.4	17.2	0.01%
Clinically Speaking, LLC	(#,^)	207 N Davies Rd, Lake Stevens, WA 98258	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/27/2031	351.1	351.1	300.5	0.10%
WLG Inc	(#,^)	6257 West Ave J9, Lancaster, CA 93536	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/27/2046	180.9	180.9	193.1	0.06%
Jaime Gervasi & Associates LLC	(#,^)	3243 Eastern Ave, Baltimore, MD 21224	Real Estate	Term Loan	Prime plus 2.75%	7/27/2031	15.1	15.1	13.7	—%
K Wallace, LLC dba Fit Learning Columbus	(#,^)	6631 Commerce Pkwy Ste G, Dublin, OH 43085	Educational Services	Term Loan	Prime plus 2.75%	7/26/2031	3.3	3.3	2.9	—%
Tarun LLC, dba Signature Wine & Liquor	(#)	325 South Limestone, Lexington, KY 40508	Food and Beverage Stores	Term Loan	Prime plus 6.5%	7/23/2031	6.1	6.1	6.1	—%
Mattress and Rug outlet LLC	(#,^)	1818 State St., Schenectady, NY 12304	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/23/2031	58.5	58.5	60.8	0.02%
Premier Tech Security, LLC	(#,^)	1616 Westgate Circle, Ste 111, Brentwood, TN 37027	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/23/2031	16.7	16.7	14.3	—%
GSK Industries Inc dba Quality One Pool Management	(#,^)	3217 W Tompkins Ave, Las Vegas, NV 89103	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/23/2031	14.6	14.6	12.5	—%
52 Tran, LLC	(#,^)	773 South MacArthur Blvd, Ste 205, Coppell, TX 75019	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/23/2031	17.2	17.2	14.7	—%
L.A. Crescent LLC dba Aamco Car Care Center	(#,^)	1010 East 6th Ave, Stillwater, OK 74074	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/23/2031	29.3	29.3	25.8	0.01%
Big Brand Management Ltd. Co.	(#,^)	512 East 11th St., Houston, TX 77008	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	7/23/2046	79.8	79.8	90.1	0.03%
Delbello Enterprises LLC dba Il Portico	(#,^)	273 West Route 130 South, Burlington, NJ 08016	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/23/2031	47.6	47.6	50.3	0.02%
All Regional Recyclers of Wood LLC and Superior Carting & Waste System	(#,^)	104 Wooster St., Bethel, CT 06801	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	7/22/2031	53.5	53.5	50.4	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Ever Prosperous Realty Inc	(#,^)	430 S Chandler Ave, Monterey Park, CA 91754	Real Estate	Term Loan	Prime plus 2.75%	7/22/2031	14.3	14.3	12.2	—%
Basha Home Improvement LLC	(#)	41 Van Houten Ave, Jersey City, NJ 07305	Construction of Buildings	Term Loan	Prime plus 6.5%	7/21/2031	2.5	2.5	2.5	—%
TDI Global Solutions Inc	(#,^)	1 Riverfront Plaza, Ste 12, Lawrence, KS 66044	Paper Manufacturing	Term Loan	Prime plus 2.75%	7/21/2031	195.0	195.0	174.5	0.06%
Profit Stewards LLC dba AAMCO Transmissions of Phoenixville	(#,^)	458 Schuylkill Rd, Phoenixville, PA 19460	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/21/2031	5.2	5.2	4.5	—%
Jeragardens Wedding Rentals LLC,	(#)	5842 South 1150 West, Ogden, UT 84405	Rental and Leasing Services	Term Loan	Prime plus 6.5%	7/20/2031	6.1	6.1	6.1	—%
Sparta Athletic Campus, LLC	(#,^)	115 Sparta Ave, Sparta, NJ 07871	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/20/2046	212.9	212.9	240.4	0.08%
110 Enterprises, LLC dba Boomerang Bar and Grill	(#,^)	110 Limekiln Rd, Unit 2, New Cumberland, PA 17070	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/20/2046	275.6	275.6	306.8	0.10%
Ecos Consulting, LLC	(#,^)	1519 Roller Rd, Ocean Township, NJ 07712	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/20/2031	19.9	19.9	17.1	0.01%
K-M-P Auto Group LLC	(#,^)	1788 Austin Hwy, San Antonio, TX 78218	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	7/19/2046	32.1	32.1	36.0	0.01%
Colorado Travel Solutions LLC	(#,^)	2895 Queen St, Colorado Springs, CO 80904	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	7/16/2031	66.7	66.7	57.1	0.02%
Monarch Construction and Roofing LLC	(#,^)	700 Corporate Circle, Golden, CO 80401	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/16/2031	43.4	43.4	37.1	0.01%
Rymax Electronics Inc	(#,^)	1805 5th Ave. Ste F, Bay Shore, NY 11706	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/8/2046	50.2	50.2	56.7	0.02%
Accommodating Financial & Tax Services, LLC	(#,^)	5151 Monroe St., Toledo, OH 43623	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/8/2031	12.6	12.6	12.4	—%
The Iron Smith LLC dba Anytime Fitness Nevada	(#,^)	1818 Fawcett Pkwy, Nevada, IA 50201	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/8/2031	28.8	28.8	24.7	0.01%
156 W. Salon & Boutique, llc dba Shabby Shek Salon and Boutique	(#,^)	156 West Tioga St., Tunkhannock, PA 18657	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/2/2046	39.9	39.9	40.8	0.01%
Jason M. Eberhart dba Stae Farm	(#,^)	600 Allegheny St., Jersey Shore, PA 17740	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/2/2046	25.6	25.6	26.5	0.01%
Afrodisiac Enterprises LLC dba Afrodisiac Nola	(#,^)	5363 Franklin Ave, New Orleans, LA 70122	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/1/2046	29.8	29.8	32.4	0.01%
Royal Restaurants, LLC	(#,^)	138 Griffin Rd, Ruston, LA 71270	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2031	241.8	241.8	229.6	0.07%
Ata&Ana LLC dba Ata Ana Home Health Agency	(#,^)	8304 Old Courthouse Rd Unit D, Vienna, VA 22182	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2031	54.9	54.9	54.5	0.02%

Craftwork Carpentry and Millwork Inc.	(#,^)	2777 S Financial Ct., Sanford, FL 32773	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2031	112.4	112.4	95.5	0.03%
Gene Properties LLC,4 Winnapaug Rd LLC and,144 Atlantic Ave LLC	(#,^)	149 Atlantic Ave, Westerly, RI 02891	Accommodation	Term Loan	Prime plus 2.75%	6/30/2046	1,116.8	1,116.8	1,260.8	0.41%
Zollner Enterprises, Inc	(#,^)	221 Hulls Chapel Rd, Fredericksburg, VA 22406	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/30/2031	48.4	48.4	41.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

VILLELA CPA PLLC	(#,^)	3877 SE 5th Ave, Ocala, FL 34480	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2031	14.5	14.5	12.3	—%
Tidal Commerce Inc	(#,^)	2100 Clearwater Dr, Oak Brook, IL 60523	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	6/30/2031	317.3	317.3	268.4	0.09%
Sheldon T Banks LLC	(#,^)	2340 W Carpenter Rd, Flint, MI 48505	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/30/2046	57.4	57.4	64.8	0.02%
Holland Holdings LLC	(#,^)	1102 Blackbriar Cir Ne, Hartselle, AL 35640	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2031	193.8	193.8	170.1	0.05%
Martin C. Liu & Associates, PLLC	(#,^)	135 Bowery St., New York, NY 10002	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2031	48.4	48.4	50.9	0.02%
Eagle's Eye Comfort Care Miramar LLC	(#,^)	6308 SW 27th St, Miramar, FL 33023	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/30/2046	65.2	65.2	70.6	0.02%
New York Equestrian Center Ltd	(#,^)	633 EAGLE AVE, WEST HEMPSTEAD, NY 11552	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2046	1,240.9	1,240.9	1,400.9	0.45%
Neil Hoss, D.M.D., LLC.	(#,^)	115 Hartford Turnpike, Tolland, CT 06084	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/30/2031	27.2	27.2	23.5	0.01%
Kings Autoshow Inc dba Brooklyn Mitsubishi and Grand Auto Group LLC	(#,^)	5815 Church Ave, Brooklyn, NY 11203	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/30/2031	37.3	37.3	37.6	0.01%
Superior Coach Interiors, Inc	(#,^)	211 Babb Dr, Lebanon, TN 37087	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/30/2031	370.9	370.9	389.7	0.13%
360 Concepts Group, LLC dba Bowl 360 Astoria	(#,^)	19-45 49th St., Astoria, NY 11105	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2031	113.4	113.4	95.7	0.03%
Seema Aijaz Enterprises Inc dba Edible Arrangements	(#,^)	1040 South Broadway, Unit 6, Hicksville, NY 11801	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/29/2031	28.0	28.0	24.3	0.01%
Yogi's Logistics Inc and 9371 Truck Yard LLC	(#,^)	9371 Jackson Rd, Sacramento, CA 95826	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2046	141.0	141.0	159.1	0.05%
O.P.P. Presents LLC	(#,^)	15927 Pioneer Blvd, Norwalk, CA 90650	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/29/2031	14.0	14.0	11.8	—%
CALTEL, INC.	(#,^)	2309 Acie Ave, Conway, SC 29528	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	6/29/2031	87.6	87.6	83.3	0.03%
Little Imaginations Learning Center Inc	(#,^)	189 toll Gate Rd,, Warwick, RI 02886	Social Assistance	Term Loan	Prime plus 2.75%	6/29/2046	113.6	113.6	118.1	0.04%
La Favorita Radio Network	(#,^)	4043 Geer Rd, Hughson, CA 95326	Broadcasting (except Internet)	Term Loan	Prime plus 2.75%	6/29/2046	178.7	178.7	200.3	0.06%
HTE Acquisition, LLC dba Hi Tech Engineering	(#,^)	4600, Calle Quetza, Camarillo, CA 93012	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2031	51.2	51.2	46.0	0.01%
Troung Enterprises Inc	(#,^)	1305 SW 107th Ave, Miami, FL 33174	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2031	9.7	9.7	8.2	—%
KDKB Properties, LLC and US Press, LLC	(#,^)	1628-A James P. Rodgers Dr, Valdosta, GA 31601	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	6/25/2031	691.8	691.8	607.3	0.20%
J & J Rocket Fizz General Partnership	(#,^)	3155 Outlet Dr Space E020, Edinburgh, IN 46124	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/25/2031	14.5	14.5	12.3	—%
Nevada Adult Day healthcare Centers Inc	(#,^)	2008 S Jones Blvd, Las Vegas, NV 89146	Social Assistance	Term Loan	Prime plus 2.75%	6/25/2031	43.6	43.6	45.7	0.01%
Kevin Head Agency, LLC	(#,^)	941 Moores Ferry Rd, Villa Rica, GA 30180	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/25/2046	75.8	75.8	85.6	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

CURVE MART C-STORE AND CAJUN DELI LLC dba Curve Mart	(#,^)	44063 Hwy 431, Saint Amant, LA 70774	Gasoline Stations	Term Loan	Prime plus 2.75%	6/25/2046	183.7	183.7	198.2	0.06%
US Press, LLC	(#,^)	1628-A James P. Rodgers Dr, Valdosta, GA 31601	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	6/25/2046	539.4	539.4	568.4	0.18%
T.A.L.E.N.T. Leadership LLC dba T.A.L.E.N.T. Leadership Napoli's Itali	(#,^)	4280 Lavon Dr, Garland, TX 75040	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/25/2031	28.1	28.1	23.7	0.01%
The Buckeye Health Group, LLC	(#,^)	8120 Walcot Ln, Cincinnati, OH 45249	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2031	48.4	48.4	41.7	0.01%
Alpha Variance Solutions, LLC	(#,^)	48 Western Dr, Ardsley, NY 10502	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2031	72.7	72.7	62.3	0.02%
Northwest Evergreen Innovations, LLC and James Hamilton Gregersen	(#,^)	6791 Bethel Rd SE, Port Orchard, WA 98367	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/24/2046	52.2	52.2	58.6	0.02%
DAVIS WINES LLC and BRICK & MORTAR WINES, LLC	(#,^)	25 Healdsburg Ave Bld 20, Healdsburg, CA 95448	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	6/24/2031	90.2	90.2	82.0	0.03%
Craftwork Carpentry and Millwork Inc	(#,^)	2777 S Financial Ct., Sandford, FL 32773	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/24/2046	178.7	178.7	191.2	0.06%
JC's Tall Glass Inc	(#,^)	2810 Hypoluxo Rd, Lantana, FL 33462	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2046	208.3	208.3	227.6	0.07%
The AAC Speech Clinic, LLC and Red Rock Neurorehabilitation Center	(#,^)	9260 West Sunset Rd, Ste 204, Las Vegas, NV 89148	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/23/2031	33.9	33.9	28.7	0.01%
Pampanguena Market Place Corp	(#,^)	18623 SW 107th Ave, Miami, FL 33157	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/23/2046	48.2	48.2	48.5	0.02%
Vance Ewing LLC dba The Bow & Barrel Sportsmen Center	(#,^)	22940 Harlan Lane, St Robert, MO 65584	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/22/2046	49.6	49.6	54.8	0.02%
2B St. Marks, Inc dba Duetto	(#,^)	540 Greene St., Unit 1, Key West, FL 33040	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2031	20.3	20.3	17.2	0.01%
Prestige Nationwide, LLC dba Eastern Standard	(#,^)	1131 Burke St., Winston-Salem, NC 27101	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2046	50.0	50.0	52.5	0.02%
Bluewater Laundry & Linen, llc	(#,^)	2315 Main St., Loris, SC 29569	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/21/2046	71.2	71.2	80.4	0.03%
Vancole Investments, Inc	(#,^)	876 Virginia Ave, Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2031	69.2	69.2	58.4	0.02%
Butcher Block of Woodland Park, LLC	(#,^)	320 S Baldwin St, Woodland Park, CO 80863	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/21/2031	14.5	14.5	12.3	—%
Ellerman Engineerting & Innovations, Inc and R & S Properties and Hold	(#,^)	4444 Forest St., Leonard, MI 48367	Machinery Manufacturing	Term Loan	Prime plus 2.75%	6/21/2031	45.1	45.1	42.1	0.01%
Francis L Bailey Jr dba Carolina GPS Services	(#,^)	1545 Langston Dr, Johns Island, SC 29455	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/21/2031	19.7	19.7	16.7	0.01%
Two Mean Beans, LLC dba Coffee and Crepes	(#,^)	315 Crossroads Blvd, Floor G, Cary, NC 27518	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2031	11.2	11.2	9.9	—%
Bluewater Laundry & Linen, LLC	(#,^)	2315 Main St., Loris, SC 29569	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/21/2031	117.0	117.0	108.0	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

K&R Enterprises III Inc dba The Frozen Cow	(#,^)	6710 Post Rd, North Kingstown, RI 02852	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/18/2046	35.8	35.8	39.3	0.01%
Subhash Joshi LLC dba Mata Hardware	(#,^)	6370 Mae Anne Ave, Stes 1 and 2, Reno, NV 89523	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/18/2031	33.3	33.3	28.5	0.01%
Bolton Construction, LLC and Meeker Stone Company, LLC	(#,^)	73544 CO-64, Meeker, CO 81641	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/16/2031	144.9	144.9	126.5	0.04%
Semper Foods, LLC	(#,^)	7000 W. Palmetto Park Rd,, Boca Raton, FL 33433	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	6/15/2031	48.4	48.4	40.9	0.01%
Integrated Rehabiilitation Inc	(#,^)	10340 SE Division St., Portland, OR 97266	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/15/2031	145.3	145.3	135.5	0.04%
AAAK Investments LLC	(#,^)	19595 15 Mile Rd, Clinton Twp, MI 48035	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/14/2046	40.9	40.9	45.7	0.01%
Edgar I Cordoba dba Edgar Cordoba Insurance Agency	(#,^)	9201 Dyer St., El Paso, TX 79924	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/14/2031	15.5	15.5	13.1	—%
360 Cloud Solutions, LLC and 360 Cloud Apps, LLC	(#,^)	299 S Main St., Salt Lake City, UT 84111	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2031	342.4	342.4	289.1	0.09%
21st Century Living LLC dba 21st Century Concierge	(#,^)	33 Fitchett St., Poughkeepsie, NY 12601	Construction of Buildings	Term Loan	Prime plus 2.75%	6/11/2031	24.2	24.2	24.7	0.01%
BearWaters Brewing Company	(#,^)	101 Park St., Canton, NC 28716	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/11/2046	64.5	64.5	72.1	0.02%
The Ogden Group of Rochester, Inc	(#,^)	78 Brunswick St, Rochester, NY 14607	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/11/2031	10.7	10.7	9.1	—%
Dulceria NYC Inc	(#,^)	2220 Frederick Douglass Blvd, New York, NY 10026	Food Manufacturing	Term Loan	Prime plus 2.75%	6/10/2031	9.7	9.7	8.4	—%
LVM Constructiion LLC	(#,^)	194 N Grove St., East Orange, NJ 07017	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/10/2031	14.5	14.5	12.5	—%
Halikamai Inc dba Neighborhood Beer and Wine	(#,^)	510 Farm Market Rd 718, Unit A, Newark, TX 76071	Gasoline Stations	Term Loan	Prime plus 2.75%	6/10/2031	19.4	19.4	20.3	0.01%
899 Toscanini, LLC	(#)	899 Main St., Cambridge, MA 02139	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2031	30.0	30.0	29.8	0.01%
Tri-Span Construction LLC dba Lawrence County Sand and Stone	(#,^)	136 Southland Dr, Louisa, KY 41230	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/8/2031	43.6	43.6	45.0	0.01%
Swantown Inn & Spa LLC	(#,^)	1431 11th Ave SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus 2.75%	6/8/2046	34.7	34.7	39.2	0.01%
Center for Jewish Addiction Rehabilitation, LLC dba Tikvah Lake Recove	(#,^)	6549 Rajol Dr, Sebring, FL 33875	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/3/2031	33.9	33.9	35.6	0.01%
La Taqueria, Inc.	(#,^)	10 Greenwich Ave, Greenwich, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/3/2031	24.2	24.2	20.5	0.01%
Tec-Com Low Voltage Solutions Inc	(#,^)	2045 Live Oak Blvd, Yuba City, CA 95991	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/2/2031	33.9	33.9	28.9	0.01%
Aeffect, Inc	(#,^)	5600 N River Rd, Ste 800, Rosemont, IL 60018	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/28/2031	38.5	38.5	32.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Amazing G, LLC and Victoria Armstrong-Mensah	(#,^)	3030 N Saranac, Mesa, AZ 85207	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	5/28/2031	25.5	25.5	24.9	0.01%
Neuline Health Management LLC	(#,^)	1402 S Custer Rd, McKinney, TX 75070	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/27/2031	77.5	77.5	65.4	0.02%
Shericka Newsome dba Little Sunshine's Academy	(#,^)	474 N Chew Rd, Hammonton, NJ 08037	Social Assistance	Term Loan	Prime plus 2.75%	5/27/2031	4.8	4.8	4.1	—%
Compass Technical Services, Inc.	(#,^)	2600 Gravel Dr, Building 7, Fort Worth, TX 76118	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2031	24.1	24.1	20.3	0.01%
Keystone Contracting, LLC dba Keystone Roofing and Siding, LLC	(#,^)	205 Route 9 N, freehold, NJ 07728	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/27/2046	185.4	185.4	192.1	0.06%
Dr. Karissa Walton, PLLC dba The Mobile Health Doc	(#,^)	140 N Granite St., Prescott, AZ 86301	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/26/2031	46.7	46.7	41.5	0.01%
Rachel Reyes-Bergano, D.O. Inc dba Contempo Aesthetics	(#,^)	708 E Colorado Blvd, Pasadena, CA 91101	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/26/2031	64.5	64.5	54.5	0.02%
MPI Automotive Corp	(#,^)	19925 Stevens Creek Blvd, Ste 100, Cupertino, CA 95014	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	5/26/2031	48.8	48.8	41.6	0.01%
Eckles Generation Heating & Air Service, Inc	(#,^)	6000 Poplar Ave, Memphis, TN 38119	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/26/2031	13.1	13.1	11.7	—%
ELIOT'S ADULT NUT BUTTERS LLC	(#,^)	1140 SE 7th, Ste 190, Portland, OR 97214	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/26/2031	10.9	10.9	9.2	—%
Hotel California Salon LLC dba Beverly Hills Lashes	(#,^)	872 Huntley Dr, West Hollywood, CA 90069	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2031	26.5	26.5	22.4	0.01%
Bock Technologies Inc.	(#,^)	11496 Luna Rd Ste 1200, Dallas, TX 75234	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2031	33.7	33.7	28.4	0.01%
BGS Consulting LLC dba Your Digital Canvas	(#,^)	5608 Malvey Ave, Fort Worth, TX 76107	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/25/2031	7.2	7.2	6.1	—%
Ecru Designs LLC	(#,^)	275 North Wyoming Ave, South Orange, NJ 07079	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/24/2031	60.6	60.6	51.2	0.02%
Tropics LLC	(#,^)	6453 Chupp Rd, Lithonia, GA 30058	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/24/2031	10.9	10.9	9.2	—%
LEX-MAR SERVICE INC	(#,^)	12278 NW 106th Court, Medley, FL 33178	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/21/2046	19.8	19.8	21.5	0.01%
League One Logistics, LLC	(#,^)	150 Hiram Industrial Dr, Hiram, GA 30141	Truck Transportation	Term Loan	Prime plus 2.75%	5/21/2046	74.3	74.3	81.2	0.03%
JJBM LLC dba Alumni Grill	(#,^)	3316 Pacific Ave, Wildwood, NJ 08260	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/21/2046	20.3	20.3	22.9	0.01%
Hankemeier Holdings LLC dba Grow Salon	(#,^)	205 W 6th St., Ste 105 & 110, Georgetown, TX 78626	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/20/2031	18.3	18.3	15.4	—%
Vernon Alexander dba Southern Ohio Hunting Preserve	(#,^)	31625 Goosecreek Rd, McArthur, OH 45651	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	5/19/2031	22.6	22.6	23.7	0.01%
Foreclosure Excess Proceeds, LLC	(#,^)	2415 E Camelback Rd, Ste 700, Phoenix, AZ 85016	Real Estate	Term Loan	Prime plus 2.75%	5/19/2031	33.7	33.7	28.4	0.01%
Compass CFO Holdings, LLC	(#,^)	4400 Rt 9 Ste 1000, Freehold, NJ 07728	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/19/2031	15.2	15.2	12.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Woodzzy LLC dba Dba Woodzzy Bar & Resturant	(#)	1133 Clarkson Ave, Brooklyn, NY 11212	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2046	179.7	179.7	199.2	0.06%
Motor Messenger NYC Inc	(#,^)	81-36 Baxter Ave, Queens, NY 11373	Couriers and Messengers	Term Loan	Prime plus 2.75%	5/18/2031	169.3	169.3	149.2	0.05%
THE LAW OFFICES OF LAWRENCE A. BECKENSTEIN P.C	(#,^)	320 E 65th St., Ste #619, New York, NY 10065	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/17/2031	14.4	14.4	12.2	—%
Earth Analytical Sciences, Inc.	(#,^)	4825 Ward Dr, Beaumont, TX 77705	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/17/2031	91.2	91.2	82.2	0.03%
Rev Motorsports, LLC dba Speed Concept	(#,^)	20745 SW Tualatin Valley Hwy, Ste 120, Aloha, OR 97003	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	5/13/2031	24.7	24.7	20.9	0.01%
Abatement Pro n Demo, Inc	(#,^)	468 North Canal St., Lawrence, MA 01841	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/12/2031	33.7	33.7	30.4	0.01%
Silverado Sales Inc dba Husker Sit N Sleep	(#,^)	2120 Central Ave, Kearney, NE 68847	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/11/2031	18.3	18.3	15.4	—%
Clavismen LLC dba Katy Wines and Spirits	(#,^)	5901 B Hwy Blvd, Katy, TX 77494	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/7/2031	8.2	8.2	7.0	—%
Foy Commerce LLC	(#)	1725 Park Lane S, Ste 2,, Jupiter, FL 33458	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/5/2031	6.1	6.1	5.9	—%
Hank Thomas Performance	(#,^)	917 Dixie Club Rd, Winston-Salem, NC 27107	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/5/2031	33.7	33.7	33.5	0.01%
Boyd's Cardinal Hollow Winery dba Boyd's Cardinal Hollow Winery	(#,^)	1830 West Point Pike, West Point, PA 19486	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	5/4/2046	89.2	89.2	99.8	0.03%
Grover Jackson Engineering, LLC	(#,^)	1880 Campbellsville Rd, Pulaski, TN 38478	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/30/2046	53.4	53.4	57.2	0.02%
3G Graphix LLC dba Elemento Graphics	(#,^)	7160 Zionsville Rd, Zionsville Rd, IN 46268	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2031	13.8	13.8	11.9	—%
NebulOS, Inc	(#,^)	5428 Twilight Way, Parker, CO 80237	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2031	57.4	57.4	50.2	0.02%
Thomas Wayne Belcher Jr dba Area 51 Tattoo Body Piercing & Supply	(#,^)	230 Broadway St., Jackson, OH 45640	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/29/2046	11.9	11.9	13.0	—%
5 Star Renovations, Inc. and Five Star Group, Inc.	(#,^)	2997 US-29, Moreland, GA 30259	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2031	20.9	20.9	20.4	0.01%
822 GROUP LLC	(#,^)	136 Treehaven St., Gaitherburg, MD 20878	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/28/2031	47.8	47.8	40.4	0.01%
G.A.P. Mechanical Inc.	(#,^)	2500 North Forsyth Rd, C29, Orlando, FL 32807	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/28/2031	21.5	21.5	18.5	0.01%
Cajun Made Charters, L.L.C	(#,^)	27900 Hwy 1, Golden Meadow, LA 70357	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	4/28/2031	42.7	42.7	41.0	0.01%
Janie Lacy & Associates, LLC dba Life Counseling Solutions	(#,^)	670 N Orlando Ave, #103, Maitland, FL 32751	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2046	33.7	33.7	37.3	0.01%
Max Rosin & Associates, Inc	(#,^)	37-43 West 14th St., Ste 304, New York, NY 10011	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/23/2031	54.9	54.9	46.4	0.01%
J-Tech Industries Inc	(#,^)	232 Alexandria Dr, Mooresville, NC 28115	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/23/2031	6.2	6.2	5.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Acra Cast, Inc.	(#,^)	1837 First St., Bay City, MI 48708	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	4/22/2031	20.2	20.2	19.6	0.01%
Wells Cutting Edge, LLC	(#,^)	4201 North Cochrane Lane, Erda, UT 84074	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/22/2031	33.5	33.5	28.9	0.01%
Twenty Ten Agency, LLC	(#,^)	340 S Lemon Avnue, Walnut, CA 91789	Educational Services	Term Loan	Prime plus 2.75%	4/21/2031	3.8	3.8	3.2	—%
Oregon Glass Repair, LLC dba SuperGlass Windshield Repair; SuperGla	(#,^)	2972 SE 38th Court, Hillsboro, OR 97123	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2031	16.5	16.5	14.0	—%
AMERICAN CINEMA INSPIRES, INC and CEO Multimedia, Inc	(#,^)	15363 Victory Blvd, Van Nuys, CA 91406	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	4/20/2031	33.5	33.5	28.3	0.01%
Tierra Corrosion Control, Incorporated	(#,^)	1608 Schofield Lane, Farmington, NM 87401	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/16/2031	23.9	23.9	25.1	0.01%
Gateway Veterinary Services P.C. dba Liberty Animal Clinic	(#,^)	9212 Liberty Ave, Ozone Park, NY 11417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/15/2031	43.1	43.1	40.6	0.01%
RV Solar LLC	(#)	3442 E Bulk Lane, Oak Creek, WI 53154	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	4/14/2031	6.0	6.0	5.8	—%
Stephanie Ann Doty	(#)	82 Diggins Dr, Folsom, CA 95630	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	4/14/2031	3.6	3.6	3.5	—%
Lockett Trucking and Transport LLC	(#)	612 Colebridge Dr, Blacklick, OH 43004	Truck Transportation	Term Loan	Prime plus 6.5%	4/14/2031	6.0	6.0	5.8	—%
College Economy Inc	(#,^)	679 Wedgewood Dr, Hanover Park, IL 60133	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/13/2031	33.5	33.5	28.3	0.01%
Gerald Scott Lyda dba Edneyville Wood Products	(#,^)	3555 Chimney Rock Rd, Hendersonville, NC 28792	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	4/9/2046	32.5	32.5	36.7	0.01%
Motor City Bakery Inc dba Mexi bake	(#,^)	8100 Radcliffe St., Detroit, MI 48210	Food Manufacturing	Term Loan	Prime plus 2.75%	4/7/2046	103.5	103.5	113.0	0.04%
Knight Settlement Sand & Gravel, LLC	(#,^)	7291 Knight Settlement Rd, Bath, NY 14810	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	3/31/2031	157.8	157.8	137.5	0.04%
Barrett Enterprises, LLC dba Barrett and Sons Used Cars	(#,^)	920 N Columbia St, Milledgeville, GA 31061	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2046	44.0	44.0	42.8	0.01%
Batteries in a Flash.com, Inc.	(#,^)	720 W Cheyenne Ave, North Las Vegas, NV 89030	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/31/2046	101.6	101.6	107.3	0.03%
Trailer Marketing Services Inc	(#,^)	4560 State Route 233, Clinton, NY 13323	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2046	66.7	66.7	75.3	0.02%
Statewide Health Care, Inc	(#,^)	102 Oglethorpe Professional Court, Savannah, GA 31406	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2031	58.9	58.9	50.0	0.02%
Thomson Holdings Enterprises LLC dba Volusia County Towing	(#,^)	345 8th St., Daytona Beach, FL 32117	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/31/2046	109.3	109.3	110.2	0.04%
Tober Building Company, LLC	(#,^)	3351 Brecksville Rd, Richfield, OH 44286	Construction of Buildings	Term Loan	Prime plus 2.75%	3/31/2031	610.4	610.4	534.5	0.17%
Triple B's, Inc dba Crews Door Company	(#,^)	12189 Livingston Rd, Manassas, VA 20109	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/31/2046	91.8	91.8	96.0	0.03%
Barrett Enterprises, LLC	(#,^)	920 N Columbia St, Milledgeville, GA 31061	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2031	20.0	20.0	16.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Quality Sound Communications, Inc dba Technology Source	(#,^)	1551 North Tustin Ave, Ste 125, Santa Ana, CA 92705	Telecommunications	Term Loan	Prime plus 2.75%	3/31/2031	127.4	127.4	107.6	0.03%
TK Cleaning and Lawn Service LLC	(#,^)	4449 Beechaven Dr, Rock Hill, SC 29732	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/31/2046	24.7	24.7	27.9	0.01%
La Dolce Vita Water Sports LLC,LDV GOLF CART & BIKE RENTALS LLC	(#,^)	408 Kelly Plantation Dr, Destin, FL 32541	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2031	339.8	339.8	355.7	0.12%
Walking Urgent Care Inc	(#,^)	10308 West Sample Rd, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2031	237.6	237.6	217.7	0.07%
Suncoast Premier Medical, LLC and Mario R Perez MD PA	(#,^)	1239 US-27, Clermont, FL 34714	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2046	100.3	100.3	104.3	0.03%
TK Cleaning and Lawn Service LLC	(#,^)	4449 Beechaven Dr, Rock Hill, SC 29732	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/31/2031	114.0	114.0	103.0	0.03%
Empire State Adjuster's Corp.DBA Frankie M’s Auto Body East	(#,^)	419 West Main St., Smithtown, NY 11787	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2046	173.7	173.7	177.9	0.06%
Bojax Auto Collision, Inc. dba Bojax Auto Body Repair	(#,^)	4712 Fernlee Ave, Royal Oak, MI 48073	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2031	36.3	36.3	33.6	0.01%
The Sign Company of Wilmington, Inc.	(#,^)	428 Landmark Dr, Wilmington, NC 28412	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/30/2046	101.4	101.4	111.7	0.04%
Bojax Auto Collision, Inc dba Bojax Auto Body Repair and Seman Real Es	(#,^)	4712 Fernlee Ave, Royal Oak, MI 48073	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2046	23.5	23.5	24.3	0.01%
Underground Toys USA, LLC dba Seven 20 and Wozniak Distribution	(#,^)	7626 Miramar Rd, San Diego, CA 92126	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/30/2031	275.9	275.9	232.6	0.08%
RH All Around Repair, LLC	(#,^)	2008 Coahuila Rd, Odessa, TX 79763	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2046	51.2	51.2	54.2	0.02%
Drake Dance Academy LLC	(#,^)	5790 Marble Creek Stree, Dublin, OH 43016	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	7/30/2046	136.4	136.4	145.5	0.05%
Signet Media Inc	(#,^)	630 S.1st St., San Jose, CA 95113	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2031	76.1	76.1	74.2	0.02%
QXC Communications, Inc	(#,^)	3785 North Federal Hwy, Ste 205, Boca Raton, FL 33431	Telecommunications	Term Loan	Prime plus 2.75%	3/29/2031	99.8	99.8	88.2	0.03%
ALG-Health LLC and Axis LED Group, LLC	(#,^)	520 West Mulberry St., Bryon, OH 43506	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/29/2031	1,098.3	1,098.3	993.0	0.32%
Kidz Choice Service Inc and Kidz Choice Holdings Inc	(#,^)	14-34 110th St., Flushing, NY 11356	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2031	199.7	199.7	168.3	0.05%
Jason Watt Pictures, LLC	(#,^)	110 Broadway #507, Brooklyn, NY 11249	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/29/2031	17.6	17.6	14.8	—%
Markell Construction Inc	(#,^)	6248 N Woodstock St., Philadelphia, PA 19138	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/29/2031	22.6	22.6	19.1	0.01%
Ground Breakers Construction, Inc.	(#,^)	2292 a/k/a 2274 Hayride Rd, Lebec, CA 93243	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/26/2031	27.0	27.0	28.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Johnson Diversified, Inc dba Plumbing Solutions	(#,^)	29802 Avenida De Las Banderas, Rancho Santa Margarita, CA 92688	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/26/2031	83.2	83.2	83.1	0.03%
New Image Window & Doors Inc	(#,^)	705 Hennis Rd, Winter Garden, FL 34787	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/26/2031	25.1	25.1	26.3	0.01%
Diversified Electric, LLC	(#,^)	1571 Mapledale St, Ferndale, MI 48220	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/26/2031	22.9	22.9	19.3	0.01%
Leo Marketing LLC	(#,^)	1127 E Rio Grande Ave, El Paso, TX 79902	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2031	14.3	14.3	13.3	—%
AUBURN ANALYTICAL LABS, INC	(#,^)	210 Bay City Rd, Midland, MI 48642	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2031	23.8	23.8	20.0	0.01%
Zebra Enterprises, LLC dba Shanty	(#,^)	213 3rd St., Eureka, CA 95501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/26/2046	33.6	33.6	38.0	0.01%
Rob Smith dba Laundry Land	(#,^)	8913 Sierra Ave, Fontana, CA 92335	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/26/2031	18.6	18.6	15.9	0.01%
Companion Plus Care, LLC	(#,^)	19849 Middlebelt Rd, Livonia, MI 48152	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/25/2046	130.6	130.6	131.8	0.04%
Millennium Family Practice LLC	(#,^)	6310 Steven Forest Rd, Columbia, MD 21045	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2031	91.3	91.3	95.7	0.03%
Allan Gilbert dba Allan Gilbert Builders	(#,^)	50 Jodi Dr, Belmont, NH 03220	Construction of Buildings	Term Loan	Prime plus 2.75%	3/25/2031	23.8	23.8	20.4	0.01%
Party Town Chico LLC	(#,^)	1937 East 20th St. #B6, Chico, CA 95928	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/25/2031	14.1	14.1	11.9	—%
Blasco Tire LLC	(#)	960 Memorial Dr, Griffin, GA 30223	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 6.5%	3/24/2031	6.0	6.0	5.8	—%
Oscar Rene Guzman and American United Construction LLC	(#,^)	12520 Taylor Rd, Houston, TX 77041	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/24/2031	171.3	171.3	146.9	0.05%
Capco Swimming Pools LLC and. Capco Industries, LLC dba Premier Pools	(#,^)	5115 Savannah Green, Voy Omy, TX 78073	Construction of Buildings	Term Loan	Prime plus 2.75%	3/24/2031	33.3	33.3	32.3	0.01%
Malik Dough L.L.C. and Steven L. Malik II	(#,^)	3347 Riverside Dr, North Tazewell, VA 24630	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/24/2031	10.0	10.0	8.6	—%
Linh Luong and Loc Luong	(#,^)	1209 W Main St., Peroria, IL 61606	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/24/2031	83.3	83.3	82.9	0.03%
Icebox Cafe, L.C and Icebox Pantry, LLC	(#,^)	219 NE 3rd St., Hallandale Beach, FL 33009	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/24/2031	140.1	140.1	121.4	0.04%
Sundown Audio, LLC	(#,^)	514 W 21st St., Newton, NC 28658	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	3/24/2031	95.2	95.2	80.5	0.03%
S.B. Southern Welding, L.L.C	(#,^)	300 Howard Rd, Waxahachie, TX 75165	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/23/2031	268.0	268.0	235.3	0.08%
Spartan Technology Solutions, Inc.	(#,^)	125 Venture Blvd, Spartanburg, SC 29306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/22/2031	47.6	47.6	40.1	0.01%
Clear Impact LLC and Clear Impact Inc	(#,^)	11300 Rockville Pike, #1001, Rockville, MD 20852	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/22/2031	147.8	147.8	126.6	0.04%
Tripark LLC	(#,^)	12630 Haynes Rd, Houston, TX 77066	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/19/2046	148.6	148.6	153.5	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

JEJ LLC dba Hawaii Jerky Shop; DE.HI Foods	(#,^)	111 Sand Island Access Rd, Honolulu, HI 96819	Food Manufacturing	Term Loan	Prime plus 2.75%	3/19/2046	148.6	148.6	158.5	0.05%
Jemas, LLC Dba Medicine Shoppe St Charles	(#,^)	488 S 5th St., St Charles, MO 63301	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	3/19/2031	85.7	85.7	72.4	0.02%
Natalie Dress Designers, LLC DBA Azaria Bridal	(#,^)	3710 US Hwy 9, Space D218, Freehold, NJ 07728	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/19/2031	309.5	309.5	264.3	0.09%
Richard Keith Robison Jr. Enterprises, Inc. dba R & R Restoration	(#,^)	1539 Apache Dr, Montgomery, TX 77316	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/19/2031	14.3	14.3	12.0	—%
David Edwin Harries	(#,^)	5506 Riverside Dr, Chino, CA 91710	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/19/2031	14.3	14.3	12.0	—%
AZ Dropship LLC dba A-Z Trading Co	(#,^)	735 Crofton St SE, Grand Rapids, MI 49507	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/18/2031	47.6	47.6	40.2	0.01%
Crystal H Thompson dba Advertise IT	(#,^)	718 N Main St., Norwood, CT 28128	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/18/2031	30.5	30.5	27.3	0.01%
Zmetra Clear Span Structures, LLC	(#,^)	2 Old Worcester Rd, Dudley, MA 01571	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/18/2031	119.1	119.1	116.2	0.04%
WSCL, Inc	(#,^)	176 Rosa Court, Colton, CA 92324	Construction of Buildings	Term Loan	Prime plus 2.75%	3/18/2031	48.3	48.3	40.7	0.01%
Northern Services Inc	(#,^)	2266 Central St., Ste6, Richmond, CA 94801	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/18/2031	47.6	47.6	40.1	0.01%
LT Johnson DDS PLLC dba Brueggen Dental Implant Center	(#,^)	14626 Bellaire Blvd., Houston, TX 77083	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/18/2031	318.9	318.9	268.8	0.09%
Ryan Doyle Enterprises, LLC dba Earthworkers Landscaping	(#,^)	802 Klinger Ln, Lebanon, PA 17042	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/17/2031	14.3	14.3	13.1	—%
Battle Forged Fitness, LLC dba CrossFit 1976	(#,^)	3251 East Stone Court, Eagle Mountain, UT 84005	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/17/2046	54.7	54.7	51.0	0.02%
EXAGEN SOLUTIONS INC	(#,^)	32 Waverly Cir, Waverly, NY 12189	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/16/2031	50.5	50.5	42.6	0.01%
274 Construction Group, Inc	(#,^)	420 Raleigh St., Ste F, Wilmington, NC 28412	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	3/16/2031	176.3	176.3	160.1	0.05%
Crispeno Realty, Inc	(#,^)	9812 235th Pl SW, Edmonds, WA 98020	Real Estate	Term Loan	Prime plus 2.75%	3/16/2031	8.8	8.8	7.4	—%
Benevolent Family Services LLC,	(#)	522 S Independence Blvd, Ste 201, Virginia Beach, VA 23452	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	3/15/2031	6.0	6.0	5.8	—%
Pavesh, LLC	(#,^)	9576 Potranco Rd, San Antonio, TX 78251	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2046	166.0	166.0	175.9	0.06%
INB Enterprise LLC	(#)	7761 Diamondback Dr, College Park, MD 20742	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	3/15/2031	6.0	6.0	5.8	—%
DTJ Enterprises, Inc dba West Falmouth Market	(#,^)	623 W Falmouth hwy, Falmouth, MA 02540	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/15/2046	178.4	178.4	187.4	0.06%
Hany and Associates LLC dba Integrity Tax Group	(#,^)	2020 S Oneida St., Denver, CO 80224	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/12/2031	53.4	53.4	45.0	0.01%
Swick & Son Enterprises, Inc.	(#,^)	108 Mashell Ave North, Eatonville, WA 98328	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/12/2031	68.9	68.9	58.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Torchlight Academy Schools, LLC	(#,^)	116 County Farm Rd, Windsor, NC 27983	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/12/2046	223.1	223.1	251.9	0.08%
Kris-Leigh Catered Living at Severna Park LLC	(#,^)	831 Ritchie Hwy, Severna Park, MD 21146	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/12/2031	687.8	687.8	720.3	0.23%
Craftworks NW, LLC	(#,^)	12421 NE 117th Ave, Vancouver, WA 98662	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/12/2031	14.3	14.3	12.8	—%
Clean Energyz LLC	(#,^)	881 Alma Real Dr, Stes T-16, Pacific Palisades, CA 90272	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/11/2031	57.2	57.2	48.2	0.02%
Motus Inc. dba Stage Your Home San Diego	(#,^)	7557 Convoy Ct, San Diego, CA 92111	Real Estate	Term Loan	Prime plus 2.75%	3/11/2031	50.1	50.1	42.2	0.01%
Clean Energyz LLC	(#)	881 Alma Real Dr Ste T-16, Pacific Palisades, CA 90272	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2031	17.3	17.3	17.9	0.01%
INTERNETZONE I, INC.	(#,^)	3131 Laurel Ave, Fullerton, CA 92835	Other Information Services	Term Loan	Prime plus 2.75%	3/10/2031	9.5	9.5	8.0	—%
Monark, LLC	(#,^)	26050 Acero, Ste 411, Mission Viejo, CA 92691	Food Manufacturing	Term Loan	Prime plus 2.75%	3/10/2031	33.4	33.4	28.1	0.01%
ACTIVE FACILITY MONITORING, LLC	(#,^)	702 Ernest Dr, Port Orange, FL 32127	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/9/2031	9.4	9.4	7.9	—%
True Electrical Services LLC dba True Breaker Services	(#,^)	3773 Dinosaur St., Castle Rock, CO 80109	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/5/2031	5.7	5.7	4.8	—%
Charlie Chedda's LLC	(#,^)	1867 Academy Blvd, Colorado Springs, CO 80916	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/5/2031	22.8	22.8	23.0	0.01%
3 A Ideas, LLC dba Bizzy Kids Learning Center	(#,^)	1401 Caplin Dr, Arlington, TX 76018	Social Assistance	Term Loan	Prime plus 2.75%	3/5/2046	118.6	118.6	129.4	0.04%
Nadal Company LLC	(#,^)	5923 Robindale Rd, Catonsville, MD 21228	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/5/2031	4.8	4.8	4.0	—%
Giles Title and Escrow Services, LLC and Morgan Andrew Hoover	(#,^)	203 North 1st St., Pulaski, TN 38478	Real Estate	Term Loan	Prime plus 2.75%	3/4/2031	29.5	29.5	27.3	0.01%
Reginald L McClain dba McClain's Auto Detailing and Paint Refinish	(#,^)	2753 N 29th St., Milwaukee, WI 53210	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/3/2046	7.1	7.1	8.0	—%
Ambrose Cubed LLC	(#,^)	6780 Hudspeth Rd, Harrisburg, NC 28075	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	3/3/2046	197.7	197.7	223.2	0.07%
Metroguard Security & Risk Mgmt Inc.	(#,^)	338 Commerce Dr, Fairfield, CT 06825	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/2/2031	196.5	196.5	165.6	0.05%
Miss Academy, LLC dba Miss Houston Pageant	(#,^)	1111 Uptown Park Blvd #12, Houston, TX 77056	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/26/2031	9.4	9.4	8.0	—%
Goodsell/Wilkins, Inc	(#,^)	28175 Bluebell Dr, Laguna Niguel, CA 92677	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/25/2031	94.4	94.4	79.6	0.03%
Anne M Prior LLC	(#,^)	5933 NW Wins Sivers Dr, Portland, OR 97220	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/25/2031	16.8	16.8	14.1	—%
Innovative Dental of Hannibal LLC	(#,^)	515 Clinic Rd., Hannibal, MO 63401	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/24/2031	47.3	47.3	39.8	0.01%
Medissage Integrative Therapies, LLC	(#,^)	103 Twinridge Lane, Richmond, VA 23235	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2046	7.3	7.3	8.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

KOLOA KAI LLC and Stay Beach Cities, Inc	(#,^)	2-2514 Kaumualii Hwy, Kalaheo, HI 96741	Real Estate	Term Loan	Prime plus 2.75%	2/22/2031	7.1	7.1	6.0	—%
TELAVERGE COMMUNICATIONS, LLC	(#,^)	8229 Foutain Ridge Dr, Plano, TX 75025	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/19/2031	33.1	33.1	27.9	0.01%
Eagle Creek Landscape & Design	(#,^)	7574 Eagle Creek Rd, Cincinnati, OH 45247	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/19/2031	44.8	44.8	38.4	0.01%
Eddy Auto Service Inc	(#,^)	901 NY-109, West Babylon, NY 11704	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/18/2046	86.3	86.3	97.5	0.03%
Ben Anderson 365	(#,^)	1567 E Valley Rd, Montecito, CA 93108	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/18/2031	47.3	47.3	39.8	0.01%
Commonwealth Warehouse, Inc.	(#,^)	400-500 Murray Rd, Cincinnati, OH 45217	Warehousing and Storage	Term Loan	Prime plus 2.75%	2/17/2031	54.3	54.3	45.8	0.01%
ReenBoog Natural Hair Care, LLC	(#,^)	4051 Stone Mountain Hwy, Ste E106, Lilburn, GA 30047	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	2/17/2031	18.9	18.9	16.2	0.01%
Surgeon & Associates, Inc	(#,^)	733 Bargain St., Fayetteville, NC 28303	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/17/2031	28.4	28.4	28.1	0.01%
Alima Mandiang, dba Mandiang Hair Braiding	(#)	242 E. Claremont Rd, Philadelphia, PA 19120	Personal and Laundry Services	Term Loan	Prime plus 6.5%	2/17/2031	2.4	2.4	2.3	—%
SBRnet, Inc	(#,^)	10185 Spyglass Way, Boca Raton, FL 33498	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/17/2031	19.8	19.8	16.7	0.01%
White Pine Logistics Inc	(#,^)	1281 Cobble Pond Way, Vienna, VA 22182	Truck Transportation	Term Loan	Prime plus 2.75%	2/16/2031	55.1	55.1	46.4	0.02%
Design Moves LLC	(#,^)	3235 North Dixie Hwy, Oakland, FL 33334	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/16/2046	83.9	83.9	91.2	0.03%
Ryan Spataro dba The Minty Goat	(#,^)	6801 N Crystal Ave, Kansas City, MO 64119	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/16/2031	4.7	4.7	4.4	—%
Little Swimmers Inc.	(#,^)	2395 Monument Blvd, Concord, CA 94520	Educational Services	Term Loan	Prime plus 2.75%	2/11/2031	47.2	47.2	40.4	0.01%
UniGuide Media,LLC	(#)	105 Pearl St., Sausalito, CA 94965	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	2/11/2031	6.0	6.0	5.8	—%
A-One Refrigeration and Heating, Inc.	(#,^)	910 N 20th Ave, Pasco, WA 99301	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/11/2046	286.2	286.2	307.5	0.10%
A-One Refrigeration and Heating, Inc	(#,^)	910 N 20th Ave, Pasco, WA 99301	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/11/2031	156.2	156.2	137.9	0.04%
Hybrid Drive Batteries LLC	(#,^)	22607 E La Palma Ave, Ste 406, Yorba Linda, CA 92887	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/10/2031	14.2	14.2	12.0	—%
Michael Miller dba Affordable Paint and Auto Body	(#,^)	4738 Randleman Rd, Greensboro, NC 27406	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/9/2046	21.9	21.9	23.6	0.01%
Little Angels Daycare and Learning Center LLC	(#)	4551 Summit Blvd, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus 2.75%	10/3/2046	86.0	86.0	85.7	0.03%
Davis Laboratories, Inc.	(#,^)	611 Lunar Ave., Brea, CA 92821	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2031	59.0	59.0	54.8	0.02%
TC3, LLC	(#,^)	1036 Country St. 2945, Tuttle, OK 73089	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/29/2031	5.0	5.0	4.8	—%
Dexter Lillie dba Kreative Kutz Barber Shop	(#,^)	865 Cassat Ave, Jacksonville, FL 32205	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/29/2046	17.7	17.7	20.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

CULTIVA Solutions, LLC	(#,^)	8000 Towers Crescent Dr,, Vienna, VA 22182	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/29/2031	3.8	3.8	3.2	—%
Jazma Deaungilae Wise	(#)	110 Golden Pine Rd SW, Austell, GA 30168	Personal and Laundry Services	Term Loan	Prime plus 6.5%	1/28/2031	3.8	3.8	3.7	—%
Payne's Environmental Services LLC	(#,^)	5617 Causeway Blvd., Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/28/2031	173.4	173.4	155.5	0.05%
Chrysalis MSP LLC	(#,^)	14550 Torrey Chase Blvd, Ste 110, Houston, TX 77014	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/26/2031	10.8	10.8	9.1	—%
Inland Empire Spine and Disc Laser, Inc.	(#,^)	802 Magnolia Ave, Ste 103, Corona, CA 92879	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/22/2031	46.9	46.9	41.4	0.01%
VIIXVII Sewing Studio, LLC	(#)	277 E Girard Ave, Philadelphia, PA 19125	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 6.5%	1/22/2031	4.4	4.4	4.3	—%
Skypie Studio & Crafts LLC	(#)	933 Mary Ave, Opelousas, LA 70570	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/22/2031	5.7	5.7	5.5	—%

WILD THING ACCOUNTING & TAX LLC	(#)	805 NE 190th Ave, Portland, OR 97230	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/22/2031	5.9	5.9	5.7	—%
Andrew's Spotless Cleaning, LLC	(#)	1604 Marcella Dr, Covington, KY 41011	Administrative and Support Services	Term Loan	Prime plus 6.5%	1/22/2031	5.9	5.9	5.7	—%
Nex Computer LLC and Kosmaz Technologies LLC	(#,^)	1201 Alta Vista Court, Walnut Creek, CA 94596	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/22/2031	32.8	32.8	27.7	0.01%
Greater Vision Healthcare Services, LLC	(#,^)	788 Montgomery Ave, Ocoee, FL 34761	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/22/2046	911.2	911.2	981.2	0.32%
Wild Wellness LLC	(#)	151 Lake St., Lancaster, OH 43130	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	1/22/2031	2.6	2.6	2.5	—%
LONDERPASS, INC.	(#)	108 N Fiore Pkwy, Vernon Hills, IL 60061	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/21/2031	5.9	5.9	5.7	—%
Centre for Autism Treatment LLC	(#)	13090 Sundown Rd, Victorville, CA 92392	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/20/2031	5.9	5.9	5.7	—%
R & L Timber, Inc	(#,^)	524 Callen Crabb Rd, Sagle, ID 83860	Forestry and Logging	Term Loan	Prime plus 2.75%	1/20/2031	223.0	223.0	199.1	0.06%
Valley Towing & Sons, Inc	(#,^)	16 NY-6N, Mahopac, NY 10541	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/19/2031	11.0	11.0	9.3	—%
Diamond Ridge Professionals LLC,	(#)	8629 Mesquite Circle, Magna, UT 84044	Construction of Buildings	Term Loan	Prime plus 6.5%	1/19/2031	5.9	5.9	5.7	—%
Austen Felder Holdings LLC dba Austin R Styling	(#)	23642 Hwy 25, Franklinton, LA 70438	Personal and Laundry Services	Term Loan	Prime plus 6.5%	1/18/2031	11.9	11.9	11.4	—%
Retro Rangers LLC and Retro 1951, Inc	(#,^)	750 International Pkwy #105, Richardson, TX 75081	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	1/15/2031	185.8	185.8	156.6	0.05%
Big Brand Management Ltd. Co and Food Civilization LLC	(#,^)	68700 Dinah Shore Dr, Cathedral, CA 92234	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	1/14/2046	242.0	242.0	250.9	0.08%
Tapia Auto Care, LLC dba Shoreline Quick Lube and Car Wash	(#,^)	2 Center Rd, Old Saybrook, CT 06475	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/12/2031	121.9	121.9	112.6	0.04%
SAS Integrated, LLC	(#,^)	4012 S Rainbow Blvd, Las Vegas, NV 89103	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/12/2031	21.1	21.1	17.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Silx LLC	(#,^)	4120 3rd Ave, Timnath, CO 80525	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/12/2031	4.2	4.2	3.6	—%
White Pine Logistics, Inc.	(#,^)	1281 Cobble Pond Way, Vienna, VA 22182	Truck Transportation	Term Loan	Prime plus 2.75%	1/11/2031	371.9	371.9	318.2	0.10%
Westby Grocery LLC	(#,^)	212 Main St., Westby, MT 59275	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/8/2046	43.1	43.1	43.4	0.01%
Athletic Performance Training Center, LLC	(#,^)	12855 York-Delta Dr, North Royalton, OH 44133	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/8/2031	14.1	14.1	11.9	—%
TNJ Products, Inc.	(#,^)	4912 N Lincoln Ave, Ste 101, Chicago, IL 60625	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/31/2030	200.2	200.2	168.7	0.05%
Moran Tax & Accounting LLC	(#,^)	128 N Franklin St, Brazil, IN 47834	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/31/2045	17.2	17.2	18.7	0.01%
Tissue Plus LLC F/K/A Soft Touch Tissue &Paper, LLC	(#,^)	1491 Hammond St., Bangor, ME 04401	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/31/2045	346.4	346.4	391.1	0.13%
LEILA ZAMIRI, DDS, INC.	(#,^)	3317 East 10th St., Long Beach, CA 90804	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/31/2030	69.8	69.8	71.7	0.02%
Inter-Insurance Agency Services, Ltd. and Universal Casualty Risk Rete	(#,^)	380 N Broadway, Jericho, NY 11753	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/31/2030	643.9	643.9	542.8	0.18%
The Spot Bar & Restaurant LLC	(#,^)	10540 State Route 195, Killeen, TX 76542	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2045	86.1	86.1	90.5	0.03%
Hawthorne Food Company dba Eastern Standard Provis	(#,^)	117 Beaver St., Waltham, MA 02452	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2030	814.7	814.7	687.9	0.22%
Seven C's Manufacturing, Inc	(#,^)	3895 Corsair St., Reno, NV 89502	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/31/2030	512.1	512.1	475.7	0.15%
M2 Lumber LLC	(#,^)	110 Brick House Rd, Laurens, SC 29360	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	12/31/2030	10.5	10.5	9.7	—%
Leila Zamiri, DDS, Inc	(#,^)	3317 E 10th St., Long Beach, CA 90804	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/31/2045	153.7	153.7	173.5	0.06%
Performance Online, Inc	(#,^)	1550 Melissa Ct, Corona, CA 92879	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/30/2030	244.7	244.7	207.0	0.07%
SDI Black 011, LLC	(#,^)	1091 YONKERS AVE, YONKERS, NY 10704	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/30/2030	931.1	931.1	799.9	0.26%
Shlama Two LLC dba Village Park Daycare	(#,^)	7440 Broadway, Merrillville, IN 46410	Social Assistance	Term Loan	Prime plus 2.75%	12/30/2045	245.9	245.9	266.0	0.09%
NDRS Construction Inc.dba Disaster	(#,^)	18730 Cortez Blvd, Brooksville, FL 34601	Construction of Buildings	Term Loan	Prime plus 2.75%	12/30/2030	81.5	81.5	69.0	0.02%
Real Estate Personnel, Inc., Tara Matta and Sara Pierce	(#,^)	1758 Emerson St., Denver, CO 80218	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/30/2030	931.1	931.1	785.0	0.25%
Center of New England Primary Care Inc, North Providence Urgent Care I	(#,^)	775 Centre of New England Blvd, Coventry, RI 02816	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2045	447.2	447.2	504.9	0.16%
Perfect Game Incorporated	(#,^)	850 Twixt Town Rd NE, Cedar Rapids, IA 52402	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/30/2030	1,163.9	1,163.9	1,088.3	0.35%
Vacation Link of Florida, Inc., Island Vacation and Cruises, Inc, Pref	(#,^)	501 N Wymore Rd, Winter Park, FL 32789	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/30/2030	372.4	372.4	390.1	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

George Family Cremation and Burial LLC	(#,^)	1260 W Mission Ave, Escondido, CA 92029	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/30/2031	96.7	96.7	86.9	0.03%
Lightstat Inc.	(#,^)	22 W West Hill Rd, Barkhamsted, CT 06063	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/30/2030	349.2	349.2	348.6	0.11%
Eppy's Tool & Equipment Warehouse, Inc	(#,^)	809 East 42nd St., Brooklyn, NY 11210	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2030	243.0	243.0	204.9	0.07%
Trident E&P, LLC	(#,^)	320 Circle of Progress Dr, Pottstown, PA 19464	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/30/2030	1,151.8	1,151.8	1,047.8	0.34%
Bourque Sales and Service Inc.	(#,^)	9160 Linwood Ave, Shevport, LA 71106	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2045	140.7	140.7	158.8	0.05%
Educare Early Intervention, Corporation	(#,^)	4557 S Calumet Ave, Chicago, IL 60653	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2030	41.2	41.2	34.7	0.01%
Bourque Sales and Service Inc	(#,^)	9160 Linwood Ave, Shreveport, LA 71106	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/30/2045	143.4	143.4	161.9	0.05%
Petroleum Equipment & Services, Inc.	(#,^)	5631 Silverado Way, Anchorage, AK 99518	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/30/2030	392.2	392.2	336.6	0.11%
Center of New England Primary Care Inc	(#,^)	775 Center of New New England Blvd, Coventry, RI 02816	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2045	414.9	414.9	468.4	0.15%
United Security Specialists, Inc.	(#,^)	275 Saratoga Ave. Ste 200, Santa Clara, CA 95050	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/30/2030	108.5	108.5	91.5	0.03%
Khangri Sourcing Inc.	(#,^)	6021 129th. Ave SE, Bellevue, WA 98006	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/29/2030	173.3	173.3	145.9	0.05%
Bojax Auto Collision Inc	(#,^)	4706 Fenlee Ave., Royal Oak, MI 48073	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/29/2045	338.1	338.1	346.8	0.11%
Litchy Electric L.L.C.	(#,^)	4035 E Post Rd, Las Vegas, NV 89120	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/29/2030	93.1	93.1	80.1	0.03%
E R Kilpatrick, LLC dba Jefferson Street True Value	(#,^)	212 Greenwood St., La Grande, OR 97850	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/28/2030	133.8	133.8	117.6	0.04%
Sondra Gayle Insurance Agency Inc.	(#,^)	2107 Veterans Memorial Blvd, Metaire, LA 70002	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/24/2030	7.0	7.0	7.0	—%
Terry A. Humphreys dba Tiki Torch Liquors	(#)	101 Dallas St., Talihima, OK 74571	Food and Beverage Stores	Term Loan	Prime plus 6.5%	12/23/2030	11.8	11.8	11.3	—%
NetLevel5 LLC dba Moutain Air Duct	(#,^)	4724 Poleplant Dr, Colorado Springs, CO 80918	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/23/2030	15.1	15.1	13.1	—%
Spectrum Dynamics, Inc dba Clean Water Works	(#)	27727 Dalton Bluff Court, Katy, TX 77494	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/23/2030	11.8	11.8	11.3	—%
Southeastern Esthetics Institute, LLC and Pura Medical Spa, Corp, LLC	(#,^)	1644 Main St. Ste 1, Columbia, SC 29201	Educational Services	Term Loan	Prime plus 2.75%	12/23/2030	541.7	541.7	481.9	0.16%
UBIF 86 CO dba UBREAKIFIX	(#,^)	1539 Town Center Dr, Lakeland, FL 33803	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/23/2030	53.3	53.3	44.8	0.01%
Chris' Angels Cleaning Service LLC	(#)	2090 Dunwoody Club Dr, Sandy Springs, GA 30350	Administrative and Support Services	Term Loan	Prime plus 6.5%	12/23/2030	11.8	11.8	11.3	—%
KCL Business Service Inc.	(#)	1042 San Fernando Rd., San Fernando, CA 91340	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/23/2030	11.8	11.8	11.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

SLCP Transport, LLC	(#,^)	111 Brentwood Dr, College Station, TX 77840	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/23/2030	56.9	56.9	49.7	0.02%
Title2Land,LLC	(#,^)	11851 Wentling Ave, Baton Rouge, LA 70816	Real Estate	Term Loan	Prime plus 2.75%	12/23/2045	110.7	110.7	124.9	0.04%
Summerfield Farm, Inc	(#,^)	24 Baker Rd, Pittstown, NJ 08867	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	12/23/2045	57.8	57.8	65.2	0.02%
US Dedicated LLC	(#,^)	13410 SE 26th Cir, Vancouver, WA 98683	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2030	203.7	203.7	171.3	0.06%
ASIL Ventures, LLC	(#)	4354 N Bell Ave, Apt G2,, Chicago, IL 60618	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/22/2030	4.0	4.0	3.8	—%
N.W.F.F., Inc. and Environmental Contracting Solutions, Inc.	(#,^)	687 E Central Ave, Sutherlin, OR 97479	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2030	721.6	721.6	638.9	0.21%
Lynch Mining LLC	(#,^)	7262 West Hunt Hwy, Queen Creek, AZ 85142	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	12/21/2045	358.5	358.5	380.7	0.12%
Price Educational Services, LLC dba Mathnasium of South OKC	(#,^)	10740 S May Ave, Oklahoma City, OK 73170	Educational Services	Term Loan	Prime plus 2.75%	12/21/2030	7.8	7.8	6.9	—%
N.W.F.F., Inc.	(#,^)	687 E. Central Ave, Sutherlin, OR 97479	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2045	43.0	43.0	47.6	0.02%
AccountPics, LLC	(#,^)	903 S WW White Rd, San Antonio, TX 78220	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2045	78.7	78.7	87.1	0.03%
RJL Texas International Corporation	(#,^)	17401 Triton,, Schertz, TX 78154	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2030	253.1	253.1	229.0	0.07%
Neeld Rentals Inc dba Mills True Value Hardware	(#,^)	205 Clinton Blvd, Clinton, MS 39056	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/18/2030	11.2	11.2	9.4	—%
Horne Chiropractic Center, P.A	(#,^)	3820 Mountain Rd, Stes B & C, Pasadena, MD 21122	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2030	93.1	93.1	78.3	0.03%
Edgar E. Herrera Garcia, Rocio L. D. Herrera dba Integral Delivery Ser	(#,^)	3100 Delaware Ave, Des Moines, IA 50313	Truck Transportation	Term Loan	Prime plus 2.75%	12/18/2045	221.3	221.3	240.0	0.08%
REST Enterprises Inc dba Upstyled Properties	(#,^)	1440 W Taylor St Unit 595, Chicago, IL 60607	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2030	14.0	14.0	14.6	—%
Allied Molded Products, LLC, Clancy 15 LLC, and Crusader 5088, LLC	(#,^)	1145 13th Ave East, Palmetto, FL 34221	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/18/2030	199.2	199.2	167.6	0.05%
Tahzoo LLC	(#,^)	1015 7th St. NW, Washington, DC 20001	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2030	722.5	722.5	609.3	0.20%
Splashlight Photographic & Digital Studios LLC ,Splashlight Technologi	(#,^)	75 Varick St, 3rd Floor, New York, NY 10013	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2030	1,163.9	1,163.9	979.0	0.32%
Last Touch LLC	(#,^)	927 E 10th St, Fairmont, MN 56031	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/18/2045	50.9	50.9	57.5	0.02%
People United of Louisiana LLC	(#,^)	1401 Hudson Lane, Monroe, LA 71201	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/18/2030	139.7	139.7	124.0	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Yinlink International Inc	(#,^)	2 Corporate Dr, Suiite A, East Windsor, NJ 08512	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/18/2030	66.4	66.4	64.2	0.02%
Pumpkin Patch Child Care and Early Education Center, LLC	(#,^)	310 Grove Beach Rd N, Westbrook, CT 06498	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2045	113.1	113.1	122.3	0.04%
Giant Development Inc and Crabtree Development Corp	(#,^)	509 Pylon Dr, Ste 110, Raleigh, NC 27606	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/18/2030	1,163.9	1,163.9	1,027.8	0.33%
Katie Cox & Co. LLC	(#,^)	6605 Longshore ST, Ste 240, Dublin, OH 43017	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2030	7.0	7.0	5.9	—%
Code 3 Apps LLC.	(#,^)	843 Tempted Ways Dr, Longmont, CO 80504	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/18/2030	7.0	7.0	5.9	—%
Carolina Roofing Siding Painting LLC	(#,^)	204 Depot St., Camponbello, SC 29322	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/17/2045	14.8	14.8	15.7	0.01%
Anthony Connelly Holdings LLC	(#,^)	7260 Dean Martin Dr, Ste 800, Las Vegas, NV 89118	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/17/2030	232.8	232.8	195.8	0.06%
Savannah Area Language & Culture Exchange, LLC	(#)	6 Dovetail Crossing, Savannah, GA 31419	Educational Services	Term Loan	Prime plus 6.5%	12/16/2030	11.8	11.8	11.3	—%
David M. Benson LLC	(#)	1422 Euclid Ave, Cleveland, OH 44115	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/16/2030	11.8	11.8	11.3	—%
Highstar Travel Group, LLC	(#,^)	2869 Wilshire Dr, Ste 204, Orlando, FL 32835	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/16/2030	20.9	20.9	17.6	0.01%
Vege Investments, LLC dba Sunoco Homestead	(#)	26400 SW 177th Ave, Homestead, FL 33031	Gasoline Stations	Term Loan	Prime plus 6.5%	12/16/2030	11.8	11.8	11.3	—%
McFarlin, LLP	(#,^)	4 Park Plz Ste 1025, Irvine, CA 92614	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2030	162.9	162.9	137.1	0.04%
Signature Graphic LLC	(#,^)	14425 N 79th St, Ste B, Scottsdale, AZ 85260	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2030	79.1	79.1	66.6	0.02%
Last Minute Effects Inc.	(#,^)	1016 Hamline Place, Burbank, CA 91504	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/15/2030	14.0	14.0	12.2	—%
Vector Utilities LLC	(#,^)	8501 San Gabriel Dr, Laredo, TX 78045	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2030	349.2	349.2	336.4	0.11%
Corple Enterprisees Inc	(#,^)	17887 US Hwy 380 West, Ponder, TX 76259	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/14/2030	58.2	58.2	49.0	0.02%
Efficient, Fast & Good Cleaning Services Inc	(#,^)	2444 NW 177th Terrace, Miami Gardens, FL 33056	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/14/2030	7.0	7.0	6.2	—%
Accommodating Financial & Tax Services, LLC	(#,^)	1642 Ralston Circle, Toledo, OH 43623	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2045	41.6	41.6	46.3	0.01%
Aeromax Industries Inc	(#,^)	1310 Ranchers Legacy Trail, Fort Worth, TX 76126	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/14/2030	162.9	162.9	137.1	0.04%
Droplette Marketing Co	(#,^)	6481 Orangethorpe Ave, Buena Park, CA 90620	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/14/2030	6.3	6.3	5.7	—%
Donald W. Harris dba Bowman Creek Mini Storage	(#)	1625 US-59 N, Linden, TX 75563	Warehousing and Storage	Term Loan	Prime plus 6.5%	12/11/2030	11.8	11.8	11.3	—%
Shattered Prism LLC	(#,^)	3333 Broadway, New York, NY 10031	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	12/11/2030	7.0	7.0	7.3	—%
TJ Pant LLC and Tailored Cartage LLC	(#,^)	25993 US 12, Sturgis, MI 49091	Truck Transportation	Term Loan	Prime plus 2.75%	12/11/2030	80.3	80.3	79.0	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Jamali LLC dba Saahten	(#)	2741 Raceway Fairfield West, Pensacola, FL 32503	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	12/11/2030	11.8	11.8	11.3	—%
Premium Marketing Co. Inc. dba Vera Moore Cosmetics	(#,^)	4 Shadow Lane, Woodbury, NY 11797	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	12/11/2030	20.9	20.9	18.1	0.01%
LTD Broadband, LLC	(#,^)	69 Teahouse St, Las Vegas, NV 89138	Telecommunications	Term Loan	Prime plus 2.75%	12/10/2030	1,126.2	1,126.2	1,033.1	0.33%
M-Den, Inc	(#,^)	315 Main St., Ann Arbor, MI 48104	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/10/2030	1,071.2	1,071.2	1,038.5	0.34%
Just In Time Refrigeration LLC	(#,^)	6400 EDNA TAYLOR PKWY, MONONA, WI 53716	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/10/2045	229.2	229.2	238.4	0.08%
Inner Beauty Salon and Suite LLC	(#,^)	825 Beecher St SW, Atlanta, GA 30310	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/10/2045	63.9	63.9	72.2	0.02%
HWH Unlimited, Inc.	(#,^)	43386 Business Park Dr, Temecula, CA 92590	Real Estate	Term Loan	Prime plus 2.75%	12/9/2030	69.8	69.8	73.0	0.02%
LBR Partners LLC dba Techy	(#,^)	16430 Good Hearth Blouvard, Clermont, FL 34711	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/9/2030	41.9	41.9	35.3	0.01%
Zebra House Coffee, LLC	(#,^)	1001 S El Camino Real, San Clemente, CA 92672	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/9/2030	41.9	41.9	35.2	0.01%
Tortuga Backpacks LLC	(#,^)	340 South Lemon Ave, Walnut, CA 91789	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/8/2030	46.6	46.6	39.2	0.01%
CashLine Solutions, LLC	(#,^)	467741 E 1050 Rd, Sallisaw, OK 74955	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/7/2030	11.2	11.2	9.4	—%
Northeast Coverages Inc. and Southeast Coverages Inc.	(#,^)	910 Franklin Ave, Ste 210, Garden City, NY 11530	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/7/2030	158.3	158.3	165.5	0.05%
Travel with Love, LLC dba Style & The Storyteller	(#)	8465 W Sahara Ave, Ste 111, Las Vegas, NV 89117	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/4/2030	4.7	4.7	4.5	—%
Indecon Builders Inc	(#,^)	1382 Valencia Ave, Tustin, CA 92780	Construction of Buildings	Term Loan	Prime plus 2.75%	12/4/2030	46.6	46.6	39.2	0.01%
Perez Law Office, PLLC	(#,^)	80 N McClintock Dr, Chandler,, AZ 85226	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/4/2045	66.4	66.4	75.0	0.02%
Combs Creative LLC	(#)	157 Antler Ridge Circle,, Nashville, TN 37214	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/4/2030	5.2	5.2	5.0	—%
Paradise RV Sales and Rentals LLC	(#,^)	7960 Dorchester Rd, North Charleston, SC 29418	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/4/2030	6.4	6.4	5.4	—%
Pacific Contours Corp	(#,^)	5340 E Hunter Ave, Anaheim, CA 92807	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/4/2030	665.1	665.1	695.4	0.22%
SME Business Services LLC	(#,^)	930 Chesaco Ave, Rosedale, MD 21237	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/3/2030	20.9	20.9	17.6	0.01%
Moxie Marketing, LLC	(#,^)	51 Lee Dr, Palm Coast, FL 32137	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/3/2030	116.9	116.9	98.3	0.03%
Staffhink Limited dba Barn Owl Drone Services	(#,^)	4283 Deerfield Hills Rd, Colorado Springs, CO 80916	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	12/3/2030	4.9	4.9	4.6	—%
Tina D. Coker DBA Diane's Accounting Service	(#)	119 E Haywood St, England, AR 72046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/3/2030	11.8	11.8	11.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

American Retail Properties, Inc.	(#,^)	125 Main St. 2nd Floor, Reading, MA 01867	Real Estate	Term Loan	Prime plus 2.75%	11/30/2030	20.8	20.8	17.6	0.01%
Jonathan J Klaczik LLC dba Veterans Fence Company	(#,^)	7417 Dover Lane, Parma, OH 44130	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/27/2030	20.8	20.8	18.7	0.01%
Segreti Law Office, A Professional Corporation	(#,^)	350 10th Ave,Ste 1000, San Diego, CA 92101	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2030	17.3	17.3	14.7	—%
Hartley S Johnson & Son, Inc. dba Mark T. Wendell Tea	(#,^)	14a Craig Rd, Acton, MA 01720	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/27/2030	37.0	37.0	31.4	0.01%
LIAISON STAINLESS INC	(#,^)	630 James Lee Dr NW, Suwanee, GA 30024	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/25/2030	69.3	69.3	58.3	0.02%
The Alder SmokeHouse LLC	(#,^)	1055 Virginia Ave, North Bend, OR 97459	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2030	10.4	10.4	10.9	—%
Flex Beauty Labs, LLC	(#)	7512 Dr. Phillip Blvd, Orlando, FL 32819	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 6.5%	11/24/2030	11.7	11.7	11.2	—%
Next Level Detailing, LLC	(#,^)	3235 Odeon Way, Ste 201-203, Acworth, GA 30102	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/24/2030	6.9	6.9	5.8	—%
Dearly LOved Counseling, L.L.C	(#)	14052 N Dale Mabry Hwy, Ste 215, Tampa, FL 33618	Social Assistance	Term Loan	Prime plus 6.5%	11/24/2030	11.7	11.7	11.2	—%
Ellis Apex LLC dba Inage360 Marietta	(#,^)	2060 Franklin Way SE, Ste 150, Marietta, GA 30067	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/24/2030	85.7	85.7	72.6	0.02%
Thompson Enterprises of Florida LLC dba TCBY FROZEN YOGURT	(#,^)	14543 SW 5th St., Pembroke Pines, FL 33027	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/20/2030	13.6	13.6	11.4	—%
Green Farm Inc dba Farmers Outlet	(#)	1018 W SR 424 Ste 100, Longwood, FL 32750	Food and Beverage Stores	Term Loan	Prime plus 6.5%	11/19/2030	11.7	11.7	11.2	—%
Prosperity Tool, Inc	(#,^)	2006 National Guard Dr, Plant City, FL 33563	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/19/2045	294.6	294.6	332.6	0.11%
The Number Masters	(#,^)	3325 Highland St., Grove City, OH 43123	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/18/2030	16.1	16.1	13.5	—%
Italian Heritage Tile and Stone Inc	(#,^)	4725 Morgan Territory Rd, Clayton, CA 94517	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/18/2030	72.8	72.8	61.3	0.02%
T.S.I.-VA, LLC and Alpha Business Services Inc.	(#,^)	2525 Pointe Center Court, Ste 200, Dumfries, VA 22026	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/17/2030	101.2	101.2	85.2	0.03%
Master Printing and Signs Corp & Artishirt Co.	(#,^)	386 Squire Rd, Revere, MA 02151	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/10/2045	197.3	197.3	216.9	0.07%
Modutech Marine Inc	(#,^)	2218 Marine View Dr, Tacoma, WA 98422	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	11/9/2030	369.9	369.9	386.7	0.13%
GoodGuyS Enterprises Inc dba Goodguys;Good Guy Enterprises;Good Guys	(#,^)	1071 Serpentine Lane, Pleasanton, CA 94566	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/4/2030	192.2	192.2	200.9	0.06%
Protek Pest Control Inc, Protek Nurseries LLC & Protek Irrigation LLC	(#,^)	8712 60th Terrace South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/4/2030	48.6	48.6	42.7	0.01%
Supersonic Cleaning Services Inc	(#,^)	36 Seitz Terrace, Arlington, NY 12603	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/29/2030	35.6	35.6	30.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Marcus Horn dba Versatile Styles and Cuts	(#,^)	2018 24th Ave, Meridian, MS 39301	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/15/2045	10.3	10.3	11.1	—%
Shades of U, Inc. dba Diva by Cindy	(#,^)	15212 Hanover Pike, Upperco, MD 21155	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	10/9/2045	88.3	88.3	95.7	0.03%
VIP Lawn Care Services LLC dba VIP Services	(#,^)	3875 Fay Blvd, Cocoa, FL 32927	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/8/2030	17.5	17.5	14.9	—%
KTF Consulting Corp	(#,^)	2471 N Geneva Terrace, Chicago, IL 60614	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/6/2030	68.9	68.9	72.0	0.02%
The Hall at the Yard LLC dba The Hall on the Yard	(#)	1412 Alden Rd, Orlando, FL 32803	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/2/2031	671.1	671.1	572.6	0.19%
South Park Hardware, LLC	(#,^)	16074 South Park Ave, South Holland, IL 60473	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/25/2045	73.4	73.4	82.9	0.03%
Hazleton Oil & Environmental, Inc	(#,^)	300 Tamaqua St., Hazleton, PA 18201	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/25/2045	1,063.8	1,063.8	1,195.8	0.39%
Babys on Broadway LLC	(#,^)	47 East Broadway, Little Falls, MN 56345	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	9/25/2030	68.4	68.4	59.0	0.02%
7PSolutions, LLC	(#,^)	136 North Van Buren St., Nashville, IN 47448	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/25/2030	45.6	45.6	38.6	0.01%
Blakeslee Arpaia Chapman, Inc and Chapman Construction Services, LLC	(#,^)	200 North Branford Rd, Branford, CT 06405	Construction of Buildings	Term Loan	Prime plus 2.75%	9/24/2030	341.9	341.9	333.8	0.11%
BulkMore LLC	(#,^)	12741 Ocean Gateway, Ocean City, MD 21842	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/18/2030	137.8	137.8	120.5	0.04%
Mister Dexters LTD dba Shuga's	(#,^)	702 S. Cascade Ave, Colorado Springs, CO 80903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2045	56.2	56.2	60.5	0.02%
Mister Dexters LTD dba Shuga's	(#,^)	702 S Cascade Ave, Colorado Springs, CO 80903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2030	166.3	166.3	139.6	0.05%
Heriz Gallery Inc dba Pineville Rug Gallery	(#,^)	312 Main St., Pineville, NC 28134	Textile Product Mills	Term Loan	Prime plus 2.75%	4/6/2045	95.7	95.7	108.1	0.03%
Alliance Heating & Air Conditioning, Inc.	(#,^)	10 Brookfield Ave, Bridgeport, CT 06610	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/6/2030	658.5	658.5	605.5	0.20%
Terry & Tammy Jacobsen, Inc.dba Appliance Recycling Outlet	(#,^)	10105 Airport Way, Snohomish, WA 98296	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	4/3/2045	815.0	815.0	899.9	0.29%
Terry and Tammy Jacobsen, Inc dba Appliance Recycling	(#,^)	10105 Airport Way, Snohomish, WA 98296	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	4/3/2030	295.5	295.5	270.7	0.09%
Profit Stewards, LLC	(#,^)	458 Schuylkill Rd, Phoenixville, PA 19460	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/2/2030	38.0	38.0	35.5	0.01%
Caplan Home Care, LLC	(#,^)	6029 Berkshire Lane, Dallas, TX 75225	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/1/2045	856.3	856.3	954.0	0.31%
Montana Custom Log Homes, Inc.	(#,^)	2036 US Hwy 93 North, Victor, MT 59875	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2045	354.8	354.8	400.5	0.13%
Blackwater Diving LLC	(#,^)	112 Forrest Rd, Morgan City, LA 70380	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/30/2030	326.6	326.6	311.2	0.10%
Suburban Transmission of Northern Illinois, Inc.	(#,^)	1714 E Oakton St, Des Plaines, IL 60018	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/27/2045	145.3	145.3	164.0	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Tomco Inc. dba Rental City dba Tomco Equiptment Sales	(#,^)	6470 State St., Saginaw, MI 48603	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/27/2030	19.6	19.6	17.9	0.01%
Dunaway and Hart, Inc	(#,^)	575 Harkrider St., Conway, AR 72032	Real Estate	Term Loan	Prime plus 2.75%	3/26/2030	43.6	43.6	39.8	0.01%
Patoruzu Inc dba Sharkey's Cuts for Kids	(#,^)	18121 Tuckerton Rd, Ste 130, Cypress, TX 77433	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/20/2030	11.8	11.8	10.8	—%
Kris-Leigh Catered Living at Severna Park,LLC	(#,^)	831 Richie Hwy, Severna Park, MD 21146	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	3/20/2030	464.6	464.6	490.0	0.16%
Firefly Developement LLC dba Firefly Earthworks	(#,^)	4810 Vicksburg St., Dallas, TX 75207	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/19/2045	291.0	291.0	318.1	0.10%
Coffeestamp LLC	(#,^)	2511 S Jefferson Ave, St. Louis, MO 63104	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/17/2030	3.9	3.9	3.8	—%
Mid Ohio Hospitality, LLC dba Bucks Bar and Grill	(#,^)	192 E Main St, Mansfield, OH 44904	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/17/2045	222.3	222.3	250.9	0.08%
Forest Scientific Corporation	(#,^)	668 Elm St., Tionesta, PA 16353	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/17/2030	65.3	65.3	68.9	0.02%
Kanga Lean, Inc. dba F45 Training Trinity	(#,^)	8900 Strengh Ave, New Port Richie, FL 34655	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/16/2030	50.1	50.1	47.5	0.02%
Integrated Equipment Inc; Intergrated Elastomers Inc	(#,^)	5701 Brittmoore Rd, Houston, TX 77041	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/13/2045	1,235.0	1,235.0	1,394.4	0.45%
Mark Allen Taylor dba Taylor Auction	(#,^)	20 & 68 Westfield Rd, Nicholls, GA 31554	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/13/2030	121.1	121.1	115.6	0.04%
Stretch of NW Georgia, LLC dba Stretch Zone	(#,^)	1430 Towne Lake Pkwy, Ste 26100, Woodstock, GA 30189	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/13/2030	12.8	12.8	11.7	—%
Rapid Trucking and	(#,^)	4225 W Capitol Ave, West Sacramento, CA 95691	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2045	738.6	738.6	833.9	0.27%
Native Fields Landscaping LLC and My Two Girls LLC	(#,^)	73 Taylor Rd, Wharton, NJ 07885	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2045	512.9	512.9	568.2	0.18%
Signet Media dba Signet Media inc.	(#,^)	630 S 1st St, San Jose, CA 95113	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2030	313.2	313.2	330.4	0.11%
Astoria-Pacific Inc	(#,^)	15130 SE 82nd Dr, Clackamas, OR 97015	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	3/13/2030	108.9	108.9	114.8	0.04%
GQ Investments LLC	(#,^)	5772 Miami Lakes Dr, Miami Lakes, FL 33014	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/12/2030	130.7	130.7	119.5	0.04%
C3 Capital, Inc	(#,^)	10010 North Hampton Cove Lane, Indianapolis, IN 46236	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/11/2030	493.3	493.3	508.0	0.16%
Quarles Service Systems, Inc.	(#,^)	1740 September Ave, Memphis, TN 38116	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/10/2045	93.1	93.1	104.1	0.03%
Blue Dot Trading Inc	(#,^)	3100 NW 72nd Ave, Miami, FL 33122	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/10/2030	49.0	49.0	44.8	0.01%
The Ugly Mug's Coffee and Tea Inc.	(#,^)	1390 Broadway Ste C, Placerville, CA 95667	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2030	31.9	31.9	29.2	0.01%
Peter & Suzanne Scott, Inc., Phillip Showen & Bryan Phelan	(#,^)	2342 NY- 37, Port Covington, NY 12937	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/6/2030	122.0	122.0	124.9	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

KR Enterprises, Inc. dba Carriage Inn	(#,^)	1065 Tower Hill Rd, North Kingstown, RI 02852	Accommodation	Term Loan	Prime plus 2.75%	3/6/2045	310.0	310.0	344.1	0.11%
Outcome Driven Innovation dba Spracht; Celltek, ODI, ODI Security	(#,^)	974 Commercial St, Palo Alto, CA 94303	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/6/2030	337.5	337.5	308.5	0.10%
Advans IT Services, Inc.	(#,^)	65 Boston Post Rd W Ste 390, Marlborough, MA 01752	Other Information Services	Term Loan	Prime plus 2.75%	3/6/2030	108.9	108.9	99.5	0.03%
Big Brand Management LTD. CO. dba Ivox Media	(#,^)	512 E 11th St, Houston, TX 77008	Real Estate	Term Loan	Prime plus 2.75%	3/6/2030	57.8	57.8	57.6	0.02%
Minifox Inc. dba Pho Hoa and Jazen Tea	(#,^)	10624 South Eastern Ave Stes R & S, Hendersen, NV 89502	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/5/2030	65.3	65.3	60.4	0.02%
Jones Roger Sherman Inn, Inc. dba Jones Roger Sherman Inn	(#)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/4/2030	20.2	20.2	21.4	0.01%
Chet Lemon Enterprises, Inc. dba All American Sports	(#,^)	1544 Lane Park Cut off, Tavares, FL 32778	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/3/2031	257.9	257.9	274.1	0.09%
14th State Learning, LLC dba Sylvan Learning, LLC	(#,^)	1 Market Pl #10, Essex Junction, VA 05452	Educational Services	Term Loan	Prime plus 2.75%	3/2/2030	44.9	44.9	41.3	0.01%
Toju Bay Inc. dba Fiesta Americana Restaurand and Club	(#,^)	1622-1624 N. Mannheim Rd, Stone Park, IL 60165	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2045	441.0	441.0	497.9	0.16%
LCSM Logistics Inc	(#,^)	15735 Spectrum Dr, Addison, TX 75001	Couriers and Messengers	Term Loan	Prime plus 2.75%	2/28/2030	73.2	73.2	67.0	0.02%
Breakers Electric, LLC dba Merrill Sports	(#,^)	13600 Mustang Dr, Mead, CO 80542	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/27/2030	9.1	9.1	8.3	—%
Crux Solutions LLC dba Waddell's Riverside Funeral Directors	(#,^)	6938 Westover St., Houston, TX 77087	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/27/2045	78.3	78.3	88.3	0.03%
GRSC, Inc.	(#,^)	1643 NW Dove Ct, Stuart, FL 34994	Construction of Buildings	Term Loan	Prime plus 2.75%	2/27/2030	17.9	17.9	17.3	0.01%
Feras Alshadaida dba Allura Dairy	(#,^)	8809 N Grove Ave, Rancho Cucamonga, CA 91730	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/26/2030	52.2	52.2	49.1	0.02%
M & L ENTERPRIZES, LLC	(#,^)	2401 Wrightsville Ave, Wilmington, NC 28403	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/26/2030	43.1	43.1	45.5	0.01%
Abe Chahrour Investment, LLC	(#,^)	4001 S Wayne Rd, Wayne, MI 48154	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/25/2045	21.5	21.5	24.2	0.01%
Bora Enterprises, LLC	(#,^)	44255-B Fremont Blvd,, Fremont, CA 94538	Truck Transportation	Term Loan	Prime plus 2.75%	2/21/2030	11.0	11.0	10.1	—%
Skimino Enterprises LLC	(#,^)	197 Ewell Rd, Williamsburg, VA 23188	Support Activities for Transportation	Term Loan	Prime plus 2.75%	2/21/2030	64.7	64.7	59.2	0.02%
Bell Oak LLC dba Bell Oak Academy & Paradise Strategics LLC	(#,^)	7215 Waelti Dr, Melbourne, FL 32940	Social Assistance	Term Loan	Prime plus 2.75%	2/21/2045	374.1	374.1	406.7	0.13%
Sherwood Sporthorses Inc.	(#,^)	20502 Forestview, Magnolia, TX 77355	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/21/2046	393.6	393.6	439.0	0.14%
Alex Roit Chiropractic, P. C	(#,^)	55 Northern Blvd, Ste 103, Great Neck, NY 11021	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/19/2030	17.2	17.2	15.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Little Feet Academy of Jacksonville, LLC	(#,^)	10265 Normandy Blvd, Jacksonville, FL 32221	Social Assistance	Term Loan	Prime plus 2.75%	2/17/2045	45.7	45.7	50.3	0.02%
Romo Medical Equiptment LLC	(#,^)	3453 North Panam Expressway, San Antonio, TX 78219	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	2/14/2030	431.2	431.2	394.2	0.13%
All Modes Transportation & Logistics LLC	(#)	4313 Collingtree Dr, Rockledge, FL 32955	Support Activities for Transportation	Term Loan	Prime plus 6.5%	2/14/2030	11.0	11.0	11.4	—%
Shaw, Ltd dba Fitness 1440 North Coventry	(#,^)	54-58 Glocker Way, Pottstown, PA 19465	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/13/2030	52.4	52.4	49.8	0.02%
Red Rock Government Serviice, LLC	(#,^)	45240 Business Court, Sterling, VA 20166	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/13/2030	22.5	22.5	23.7	0.01%
Damiano Global Corp.	(#,^)	333 Birch Hills Dr, Rochester, NY 14622	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/10/2030	43.1	43.1	39.4	0.01%
Fortson Janitorial Inc	(#,^)	462-482 Chattahoochee St., Cornelia, GA 30531	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/5/2045	103.9	103.9	117.3	0.04%
2'N1 Home and lawn LLC dba N1 Home an Lawn LLC	(#)	1300 Ridenour Blvd, Kennesaw, GA 30152	Administrative and Support Services	Term Loan	Prime plus 6.5%	2/3/2030	11.1	11.1	11.5	—%
A1 Radon Services, LLC	(#,^)	9980 Dell Rd, Eden Prairie, MN 55347	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	1/31/2030	76.8	76.8	70.2	0.02%
Daftarnow Inc dba Venture X Parsippany	(#,^)	8 Campus Dr. Ste 105, Parsippany, NJ 07054	Real Estate	Term Loan	Prime plus 2.75%	7/30/2030	166.0	166.0	152.4	0.05%
Spinnaker PSL Inc., Spinnaker Subs- N-Shine& Spinnaker Vero Inc	(#,^)	6967 Hancock Dr, Port St Lucie, FL 34952	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	1/30/2045	305.9	305.9	334.9	0.11%
Adorable Home Heath Care LLC	(#,^)	6110 W Capitol Dr, Milwaukee, WI 53216	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/30/2030	36.0	36.0	32.9	0.01%
3 Fat Labs Inc. and Energy Conservation Solution Inc.	(#,^)	2001 S County Rd 400 W, Greencastle, IN 46135	Rental and Leasing Services	Term Loan	Prime plus 2.75%	1/30/2045	269.6	269.6	298.9	0.10%
Codame Enterprises LLC dba Firehouse Subs	(#,^)	1547 Main St., Dunedin, FL 34698	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2030	90.5	90.5	82.8	0.03%
Havana Knights LLC	(#,^)	65 Lindsey Lane, Havana, FL 32333	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/27/2030	33.8	33.8	32.7	0.01%
Amina Financial Solutions LLC dba Expat Tax Solutions	(#,^)	1433 Chestnut St., Macon, GA 31201	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/24/2030	18.0	18.0	16.4	0.01%
Affinity Integrated Solutions Inc.	(#,^)	115 Pomona Dr, Greensboro, NC 27402	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/23/2045	289.5	289.5	320.7	0.10%
Affinity Integrated Solutions Inc	(#,^)	115 Pomona Dr, Greensboro, NC 27407	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/23/2030	192.6	192.6	176.1	0.06%
Align Sports Management, LLC	(#,^)	15822 Caminito Cantaras, Del Mar, CA 92014	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	1/22/2030	19.3	19.3	17.7	0.01%
Emmalina LLC	(#,^)	3602 Rock Bay Dr, Louisville, KY 40245	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/21/2030	8.0	8.0	7.8	—%
Motorsport Imagery, Inc	(#,^)	16362 Cherokee Rd, Brooksville, FL 34601	Apparel Manufacturing	Term Loan	Prime plus 2.75%	1/17/2030	19.3	19.3	18.4	0.01%
Lyon Cubs LLC dba Dayton Valley Learning Center	(#,^)	357 Dayton Valley Rd, Dayton, NV 89403	Social Assistance	Term Loan	Prime plus 2.75%	1/16/2045	162.0	162.0	179.8	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Luster Custom Homes LLC	(#,^)	18801 North Thompson Peak Pkwy, Ste 240, Scottsdale, AZ 85255	Construction of Buildings	Term Loan	Prime plus 2.75%	1/10/2030	31.3	31.3	28.6	0.01%
VetMed LLC	(#,^)	908 4th Ave, Decatur, AL 35601	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/10/2030	74.9	74.9	68.5	0.02%
Jordi X Kellogg, M.D.,P.C	(#,^)	9200 SE 91st Ave STE 340, Happy Valley, OR 97086	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	1/10/2030	53.5	53.5	48.9	0.02%
CV Flores LLC dba A All Animal Control	(#,^)	2140 E Southlake Blvd L-503, Southlake, TX 76092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/9/2030	4.1	4.1	3.9	—%
Global Information Technology, Inc	(#,^)	1 Cragwood Rd, Ste 101, South Plainfield, NJ 07080	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/31/2029	482.1	482.1	440.7	0.14%
Bearwaters Brewing Company	(#,^)	101 Park St, Canton, NC 28716	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2044	247.8	247.8	279.7	0.09%
Nick's Country Kitchen, LLC	(#,^)	3 Flanders Rd, Bethlehem, CT 06751	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2044	277.1	277.1	310.5	0.10%
Home Decor Liquidators, LLC dba Home Decor Outlets;Home Decor Mattress	(#,^)	8780 Pershall Rd, Hazelwood, MO 63042	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2029	109.4	109.4	115.4	0.04%
Larry J. Frick dba L & S Trucking	(#,^)	157571 E Wausau Ave, Wausau, WI 54403	Truck Transportation	Term Loan	Prime plus 2.75%	12/30/2029	42.0	42.0	40.5	0.01%
Kiddie Garden Child Development Center, LLC	(#,^)	2809 W. Atkinson Ave, Milwaukee, WI 53209	Social Assistance	Term Loan	Prime plus 2.75%	12/30/2044	41.4	41.4	46.8	0.02%
Spinnaker Vero Inc.	(#,^)	983 12th St., Vero Beach, FL 32960	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/30/2044	760.1	760.1	826.4	0.27%
Jauchem & Meeh Inc.dba Gregory Meeh Design;Jermy Chernick Design	(#,^)	524 Sackett St., Brooklyn, NY 11217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/30/2029	221.1	221.1	220.4	0.07%
Dilpreet Hundal dba Kwik Stop	(#,^)	1001 Sacramento Ave, West Sacramento, CA 95605	Gasoline Stations	Term Loan	Prime plus 2.75%	12/30/2044	233.2	233.2	257.4	0.08%
Vance Ewing LLC	(#,^)	22940 Harlan Ln, St. Robert, MO 65584	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/30/2029	95.6	95.6	100.8	0.03%
Mankamana Holdings, LLc dba Perfect Brow Art, Mankamana Holdings, LLC	(#,^)	7302 Kirby Ave, Lubbock, TX 79424	Gasoline Stations	Term Loan	Prime plus 2.75%	12/27/2029	116.8	116.8	115.6	0.04%
Irony LLC dba Mulberry’s Garment Care	(#,^)	2579 Fairview Ave North, Roseville, MN 55113	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/27/2029	956.9	956.9	877.9	0.28%
Pro-Tek Pest Control, Inc, Pro-Tek Nurseries, LLC, Pro-Tek Irrigation	(#,^)	8712 60th Terrace South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	158.2	158.2	149.7	0.05%
American Landscaping Company	(#,^)	6151 S St., Anchorage, AK 99518	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	261.4	261.4	266.4	0.09%

313 Air Duct LLC Dba Jouny Cleaning Services, M & J Restoration Emerge	(#,^)	25150 W Warren Ave., Dearborn Heights, MI 48127	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	216.7	216.7	244.7	0.08%
313 Air Duck LLC dba Jouny Cleaning Services, M & J Restoration Emerge	(#,^)	25150 W Warren Ave., Dearborn Heights, MI 48127	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2029	137.6	137.6	132.3	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

American Landscaping Company and Ground Effects Landscaping, LLC	(#,^)	6151 A St., Anchorage, AK 99518	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	623.2	623.2	703.6	0.23%
K&S Hardware LLC dba Gopher Ace	(#,^)	1865 Wayzata Blvd, Long Lake, MN 55356	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/27/2029	53.1	53.1	53.6	0.02%
A Family Member Homecare Group Inc, A Family Member Homecare Holdings	(#,^)	11788 Sample Rd, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/27/2044	117.0	117.0	129.2	0.04%
Watearth Inc	(#,^)	3371 Glendale Blvd Ste 208, Los Angeles, CA 90039	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2029	39.7	39.7	36.2	0.01%
Protek Pest Control, Inc. Pro-tek Nurseries LLC, Pro-Tek Irrigation	(#,^)	8712 60TH TER South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2044	137.3	137.3	155.0	0.05%
Tatoo Tony's Under My Skin LLC	(#,^)	73 Memorial Pkwy, Atlantic Highlands, NJ 07716	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/27/2044	96.4	96.4	108.8	0.04%
QXC Communications, Inc	(#,^)	4541 N Dixie Hwy, Boca Raton, FL 33431	Telecommunications	Term Loan	Prime plus 2.75%	12/27/2029	445.2	445.2	406.1	0.13%
Icebox Cafe L.C. and Icebox Pantry, LLC	(#,^)	219 NE 3rd St., Hallendale Beach, FL 33009	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/26/2030	404.7	404.7	383.0	0.12%
Bhatti LLC 2, Bhatti LLC	(#,^)	1451 Coral Ridge Ave, Coralville, IA 52241	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/26/2029	95.7	95.7	89.0	0.03%
Richwood Enterprises, LLC, Richwood Transport LLC, Richwood Transport	(#,^)	2564 Branch St., Middleton, WI 53562	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/24/2029	225.7	225.7	221.8	0.07%
Synergistic-Designs, LLC	(#,^)	493 Wilson Mill Rd, New Wilmington, PA 16142	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/24/2029	6.4	6.4	5.8	—%
Ink! Coffee Company	(#,^)	2851 Larimer St., Denver, CO 80205	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2029	470.5	470.5	429.2	0.14%
Aitheras Aviation Group, LLC and International Aviation Sales, Ltd.	(#,^)	2301 N Marginal Rd, Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus 2.75%	12/23/2029	416.7	416.7	393.9	0.13%
512 E 11th Street LLC and Big Brand Management Ltd. Co.	(#,^)	512 E 11th St, Houston, TX 77008	Real Estate	Term Loan	Prime plus 2.75%	12/23/2044	322.3	322.3	363.9	0.12%
The Lamkin Group LLC and National Championship Enterprises LLC	(#,^)	901 Lily Creek Rd, Ste 102, Louisville, KY 40243	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/23/2029	567.7	567.7	518.5	0.17%
Chris Farley DVM PA. dba Farley Veterinary Clinic	(#,^)	6487 Taft St., Hollywood, FL 33024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2029	11.5	11.5	12.1	—%
Shaddai Aesthetics Inc	(#,^)	706 W. 34th St., Austin, TX 78705	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/20/2029	16.1	16.1	14.6	—%
Romain Tower Inc.	(#,^)	215 S Persimmon St, Tomball, TX 77375	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2044	888.1	888.1	959.9	0.31%
ACC International LLC	(#,^)	200 N Furnace St, Birdsboro, PA 19508	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2044	310.8	310.8	339.2	0.11%
La Tradicion Cubana Inc	(#)	9357 S.W. 40th St., Miami, FL 33165	Miscellaneous Store Retailers	Term Loan	Prime plus 6.5%	12/20/2029	11.0	11.0	11.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Macon Arts Center LLC	(#,^)	4570 Pio Nono Ave, Macon, GA 31206	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/20/2044	617.8	617.8	697.5	0.23%
Kuros, LLC	(#,^)	21221 Baron Lake Dr, Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus 2.75%	11/19/2045	83.8	83.8	94.6	0.03%
Kuros, LLC	(#,^)	21221 Baron Lake Dr, Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus 2.75%	12/19/2044	383.6	383.6	433.1	0.14%
Nebulos, LLC	(#,^)	5428 Twilight Way, Parker, CO 80134	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2029	53.1	53.1	52.3	0.02%
GDIM Enterprises Inc dba AAMCO	(#)	1657 Whiskey Rd., Aiken, SC 29803	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/19/2029	17.9	17.9	17.3	0.01%
United Capital Group LLC	(#,^)	23022 La Cadena Dr, Laguna Hills, CA 92653	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/19/2029	273.8	273.8	259.6	0.08%
Skyfall LLC dba EZ Self Storage	(#,^)	2705 US Hwy 45 North, Henderson, TN 38340	Real Estate	Term Loan	Prime plus 2.75%	12/18/2044	140.9	140.9	159.1	0.05%
Premier Gaming Solutions Inc	(#,^)	17 South Grand Ave, Pasadena, CA 91105	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/18/2029	9.6	9.6	10.1	—%
The Burlington Academy of Learning LLC	(#,^)	10 Covey Rd, Burlington, CT 06013	Social Assistance	Term Loan	Prime plus 2.75%	12/18/2029	45.4	45.4	47.8	0.02%
HADD Corp	(#)	364 Rugby Rd, Cedarhurst, NY 11516	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/17/2029	10.9	10.9	11.2	—%
J and K Project Management Consultants LLC	(#,^)	350 Mc Donnell St, Lewisville, TX 75057	Construction of Buildings	Term Loan	Prime plus 2.75%	12/16/2044	302.0	302.0	340.9	0.11%
Signco America LP & Sparkle corporation Inc.	(#,^)	7938 Wright Rd, Houston, TX 77041	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/16/2044	1,146.8	1,146.8	1,294.8	0.42%
J and K Project Management Consultants dba A. C. T. Construction	(#,^)	350 Mc Donnell St, Lewisville, TX 75057	Construction of Buildings	Term Loan	Prime plus 2.75%	12/16/2029	176.5	176.5	185.8	0.06%
Farain Saremi dba USA Produce	(#,^)	461 G St., Los Banos, CA 93635	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/16/2044	457.7	457.7	514.4	0.17%
Nulane Entertainment LLC	(#,^)	4100 W. Alameda Ave # 300, Burbank, CA 91505	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2029	6.5	6.5	5.9	—%
Jen Macias LLC dba Duende	(#,^)	2301 NW Thurman St., Portland, OR 97210	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/13/2029	6.9	6.9	6.3	—%
Math Enrichment, LLC	(#,^)	1009 E Capitol Expressway, San Jose, CA 95121	Educational Services	Term Loan	Prime plus 2.75%	12/13/2029	182.4	182.4	166.4	0.05%
WURA LLC dba Dickey's Barbecue Pit	(#,^)	4325 E. University Dr, Ste 40, Prosper, TX 75078	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2029	81.3	81.3	75.9	0.02%
The Crane Guys, LLC	(#,^)	14480 Alondra Blvd, La Mirada, CA 90638	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2029	1,153.5	1,153.5	1,111.0	0.36%
Dr Steven J Seidel	(#,^)	42 Campeau Place, Bergenfield, NJ 07621	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2029	69.0	69.0	63.1	0.02%
Essex Indoor Golf Center LLC	(#,^)	23 Saybrook Rd, Essex, CT 06426	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/13/2029	66.9	66.9	64.5	0.02%
The Floor Covering Warehouse, Inc	(#,^)	112 Orchard St., Stamford, CT 06902	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/13/2044	231.3	231.3	261.1	0.08%
Joyner5, Inc.dba British Swim School	(#,^)	1000 Settlers Landing Court, Wake Forest, NC 27587	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/12/2029	19.1	19.1	17.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Stockton TRI Industries, LLC	(#,^)	2141 E Anderson St, Stockton, CA 95205	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/12/2044	1,067.5	1,067.5	1,203.3	0.39%
Belle Properties Northwest, Inc.	(#,^)	223 Ave B, Snohomish, WA 98290	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/12/2044	126.5	126.5	142.8	0.05%
Abylex, Inc and Worpex LLC	(#)	7473 Reese Rd #2, Sacramento, CA 95828	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/12/2044	92.8	92.8	95.0	0.03%
Vaughn Chiropractic, PLLC dba Catalyst Chiropractic and Rehab	(#,^)	10904 Baltimore St NE, Blaine, MN 55449	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/11/2029	35.2	35.2	32.2	0.01%
Chambers Funeral Home & Crematorium PA & Riverdale Park Crematory, LLC	(#,^)	5801 Cleveland Ave, Riverdale, MD 20737	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/11/2044	289.1	289.1	326.4	0.11%
CCD Construction Services LLC dba Clearwater Outdoor Design, CCD Exca	(#,^)	175 W Borgfeld Dr, San Antonio, TX 78260	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2044	108.4	108.4	121.7	0.04%
Ciel Du Mel LLC dba Lala's Creamery	(#,^)	134 Petaluma Blvd North, Petalumaca, CA 94952	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/10/2029	14.0	14.0	13.2	—%
SLCP Transport, LLC dba Aamco	(#,^)	1407 Lomaland Dr, El Paso, TX 79935	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2029	53.1	53.1	52.3	0.02%
Helping Hands Group Daycare dba Dawn to Dusk Learning and Child Care	(#,^)	10 Tremont Rd, Tremont, PA 17981	Social Assistance	Term Loan	Prime plus 2.75%	12/10/2044	37.6	37.6	42.4	0.01%
Elita 7, LLC and Behavioral Nutrition Inc.	(#,^)	16 Marble St., Worchester, MA 01603	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/9/2029	275.8	275.8	273.9	0.09%
Scott's Hardware, Inc., dba Medford Inc	(#)	200 Tuckerton Rd, Medford, NJ 08055	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 6.5%	12/6/2029	10.9	10.9	11.2	—%
Bay Area Metal Fabricarion LLC	(#,^)	510 -512 Stone Rd, Benicia, CA 94510	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/6/2029	116.2	116.2	111.5	0.04%
DB Talak LLC	(#,^)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/6/2044	151.5	151.5	171.0	0.06%
The Stout Group LLC	(#,^)	10850 NW 138th St, Hialeah Gardens, FL 33018	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/6/2029	198.9	198.9	190.4	0.06%
Eagle Eye Truck Lines LLC and Eagle Eye Logistics LLC	(#,^)	560 56th St SW, Grand Rapids, MI 49548	Truck Transportation	Term Loan	Prime plus 2.75%	12/6/2029	935.5	935.5	864.6	0.28%
Glen Lamb dba Lambs Tree And Plant Health Care	(#,^)	413 Pond Meadow Rd, Westbrook, CT 06498	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/6/2029	15.9	15.9	15.3	—%
Wolf Pack, LLC	(#,^)	939 South 25th East, Ste. 115, Ammon, ID 83406	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	3/6/2030	193.9	193.9	184.0	0.06%
Mazhar Family, Inc dba Edible Arrangements	(#,^)	601 Portion Rd, Store #17, Lake Ronkonkoma, NY 11779	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/6/2029	57.3	57.3	52.7	0.02%
Natalie Enterprise Inc	(#,^)	2500 Grand Ave, Billings, MT 59102	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/6/2029	17.2	17.2	18.1	0.01%
Standard Capital Corp	(#)	2349 Wessington Dr, Virginia Beach, VA 23456	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	12/5/2029	11.0	11.0	11.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Clearwater Engineering Inc	(#,^)	301 N River St., Derby, KS 67037	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/5/2029	501.2	501.2	480.8	0.16%
Used Tire Express 1, Corp	(#,^)	437 N. Battlefield, Chesapeake, VA 23320	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/5/2029	73.3	73.3	69.1	0.02%
Hook Line and Schooner Vinings LLC	(#,^)	400 West Village Way #3009, Smyrna, GA 30008	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/4/2029	19.1	19.1	18.5	0.01%
Soto Injury Law Firm, PA and My Attorney Inc	(#,^)	2050 Capital Circle NE Ste B, Tallahassee, FL 32308	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/3/2029	53.4	53.4	48.8	0.02%
Mega Sales Detergent Distributor, LLC	(#,^)	1 Ackerman Ave, Clifton, NJ 07011	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/29/2029	42.1	42.1	38.5	0.01%
Codorado, Inc. dba Dentalmart	(#,^)	10 Glorieta Rd, Sante Fe, NM 87508	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/27/2029	8.9	8.9	8.1	—%
American Bio Source, LLC dba Dieselgreen Fuels	(#,^)	2522 N Hwy 287, Decatur, TX 76234	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	11/27/2029	42.1	42.1	44.3	0.01%
Alice's Tea Cup, ATC !! LLC and ATC 111, LLC	(#,^)	102 W 73rd St., New York, NY 10023	Food Manufacturing	Term Loan	Prime plus 2.75%	11/27/2029	248.7	248.7	229.5	0.07%
Loading Arms Plus Inc	(#,^)	5401 Mitchelldale St., Ste B4, Houston, TX 77092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2029	66.8	66.8	61.8	0.02%
Behind the Scenes Chicago, LLC dba Paramount Events	(#,^)	2744 W. Roscoe St., Chicago, IL 60618	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2029	292.3	292.3	281.2	0.09%
Kanti Group Inc, Marina 84 Sport Bar & Grill LLC and Pub 52 Sports	(#,^)	2440 Wesr State Rd 84, Fort Lauderdale, FL 33312	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2029	142.4	142.4	131.2	0.04%
Roots'n Shoots, LLC	(#,^)	86 Boston Rd, Chelmsford, MA 01824	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/27/2029	9.0	9.0	8.2	—%
Haversack Holdings LLC	(#,^)	7930 W Kenton Circle, Ste 260, Huntersville, NC 28078	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/27/2029	105.4	105.4	96.1	0.03%
Fullmer's Landscaping, Inc.	(#,^)	9547 W Third St., Dayton, OH 45417	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/26/2029	160.9	160.9	151.8	0.05%
Ultra Flow Dispense, LLC	(#,^)	820 Prospect Hill Rd, Windsor, CT 06095	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/26/2029	89.8	89.8	82.4	0.03%
Ford Custom Renovation LLC	(#,^)	405 Broadway St., Muncy, PA 17756	Construction of Buildings	Term Loan	Prime plus 2.75%	11/26/2029	7.0	7.0	6.4	—%
Hurricane Group, Inc.dba Crate Club Group	(#,^)	101 San Patricio Ave, Ste 860, Guaynabo, PR 00968	Other Information Services	Term Loan	Prime plus 2.75%	11/25/2029	46.6	46.6	42.5	0.01%
B.S Carrier LLC and United Truck & Trailer Repair LLC	(#,^)	3716 Garman Rd, Salem, VA 24153	Truck Transportation	Term Loan	Prime plus 2.75%	11/25/2029	199.2	199.2	201.5	0.07%
S&C Cookies, Inc	(#,^)	1969 Jericho Turnpike, East Northport, NY 11731	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	11/22/2029	47.4	47.4	43.4	0.01%
Best Choice Meats, Inc,	(#,^)	12646 S Springfield Ave, Alsip, IL 60803	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/22/2044	1,294.1	1,294.1	1,461.0	0.47%
ZUMI LLC dba Allstate Insurance	(#,^)	1537 W 79th St, Chicago, IL 60620	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/22/2029	10.1	10.1	10.6	—%
Cum Laude Enterprises, LLC	(#,^)	15218 Penn Hills Lane, Houston, TX 77062	Nonstore Retailers	Term Loan	Prime plus 2.75%	11/22/2029	16.2	16.2	16.0	0.01%
A&N Design Studios Inc dba Door3 Business Application	(#,^)	370 Lexington Ave Ste 1806, Manhattan, NY 10007	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/22/2029	75.9	75.9	73.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Place Vendome Holding Co. Inc.dba R&F Marketing	(#)	308 Glenwood Rd, Swainsboro, GA 30401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/22/2044	425.8	425.8	448.5	0.15%
Place Vendome Holding Co Inc.dba R&F Marketing	(#)	610 East Main St., Swainsboro, GA 30401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/22/2029	205.4	205.4	201.7	0.07%
Peanut Butter & Co Inc	(#,^)	119 West 57th St., Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/22/2029	158.1	158.1	144.2	0.05%
Coral Springs Family Wellness LLC	(#,^)	2902 North University Dr, Coral Springs, FL 33065	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/21/2030	107.6	107.6	98.9	0.03%
Weeping Willow Kennel Inc	(#,^)	6041 Hammond School Rd, Salisbury, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2029	3.8	3.8	4.0	—%
The Rollin' Trapp LLC	(#,^)	1731 Prevatt Rd, Dothan, AL 36301	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2029	6.8	6.8	6.6	—%
Cobb Roofing LLC	(#,^)	8101 NW 10th St, Oklahoma City, OK 73127	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/21/2029	49.0	49.0	44.7	0.01%
AMH Construction, Inc.	(#,^)	30 South Ivey Lane, Orlando, FL 32811	Construction of Buildings	Term Loan	Prime plus 2.75%	11/20/2044	264.6	264.6	298.8	0.10%
AMH Construction, Inc.	(#,^)	30 South Ivey Lane, Orlando, FL 32811	Construction of Buildings	Term Loan	Prime plus 2.75%	11/20/2029	63.2	63.2	64.1	0.02%
Cable Management LLC	(#,^)	290 Pratt St., Meriden, CT 06450	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/20/2029	115.9	115.9	110.7	0.04%
AD Learning Group, LLC dba The Learning Experience & AD Learning NH	(#,^)	181 Shunpike Rd, Cromwell, CT 06416	Social Assistance	Term Loan	Prime plus 2.75%	11/18/2029	115.9	115.9	105.7	0.03%
Ryan & Selena LLC dba Head of the Class Learning Center	(#,^)	1836 Kathleen Rd, Lakeland, FL 33805	Social Assistance	Term Loan	Prime plus 2.75%	11/18/2044	429.6	429.6	480.6	0.16%
Lindsley Excavating LLC	(#,^)	92 Town Line Rd, Fulton, NY 13069	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/15/2029	162.3	162.3	161.9	0.05%
Champions Of Diversity Media Inc dba Champions of Diversity	(#,^)	5100 Transamerica Dr, Columbus, OH 43228	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/15/2044	69.8	69.8	78.8	0.03%
MToxins Venom Lab LLC	(#,^)	717 Oregon St., Oshkosh, WI 54902	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/15/2044	97.5	97.5	107.3	0.03%
SSH Princeton LLC dba Stumpy's Hatchet House of Princeton	(#,^)	745 Alexander Rd, Ste 1-3, Princeton, NJ 08540	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/15/2030	37.6	37.6	34.4	0.01%
Ninth Avenue, LLC	(#,^)	Empire Mall, 5000 W Empire Place, Room 916, Sioux Falls, SD 57106	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/14/2030	57.8	57.8	54.1	0.02%
Sean McNamara	(#)	5639 Wood Lane, Allentown, PA 18106	Nonstore Retailers	Term Loan	Prime plus 6.5%	11/14/2029	10.8	10.8	11.1	—%
Rockin Robin Music Lessons LLC	(#,^)	9029 Hwy 6, Ste 160, Missouri City, TX 77459	Educational Services	Term Loan	Prime plus 2.75%	11/14/2029	6.7	6.7	6.1	—%
Winning Sales Plan Inc	(#,^)	17811 Fairhaven Gateway, Cypress, TX 77433	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/14/2029	42.2	42.2	44.4	0.01%
The Pinnacle Development Group Inc dba The Goddard School	(#)	105 Springside Dr, Akron, OH 44333	Social Assistance	Term Loan	Prime plus 6.5%	11/14/2029	10.8	10.8	11.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Ameen Enterprises, LLC dba Bargain Town	(#,^)	1111 E Washington St, Stephenville, TX 76401	Gasoline Stations	Term Loan	Prime plus 2.75%	11/12/2029	105.4	105.4	110.5	0.04%
Potomac Nail Spa Corporation	(#,^)	14901 Potomac Town Place,, Woodbridge, VA 22191	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/12/2029	46.9	46.9	43.0	0.01%
Two Roses Salon 1, Inc.dba National Fluid Power Institute	(#,^)	908 S Jefferson St., Amarillo, TX 79101	Educational Services	Term Loan	Prime plus 2.75%	11/12/2029	326.0	326.0	316.4	0.10%
Adrienne's Gourmet Foods, Imagine Baking Inc	(#,^)	1034 Hancock St., Sandusky, OH 44870	Food Manufacturing	Term Loan	Prime plus 2.75%	11/12/2044	390.9	390.9	441.3	0.14%
Steven French dba French Woodworking	(#,^)	1101 Horizon Dr Ste 101, Fairfield, CA 94533	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/12/2044	60.1	60.1	67.9	0.02%
HH Wireless Connect LLC	(#,^)	48267 Deer Trail Dr, Canton, MI 48187	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	11/12/2029	7.0	7.0	6.3	—%
James Richard Farkas Jr. dba Lil Black Bear Inn	(#,^)	8072 State Rd 46 East, Nashville, TN 47448	Accommodation	Term Loan	Prime plus 2.75%	11/12/2044	105.1	105.1	116.4	0.04%
NJ Floats, Inc	(#,^)	327 Route 202/206, Bedminster Township, NJ 07921	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2046	274.0	274.0	309.3	0.10%
SSD Designs LLC	(#,^)	486 Vance St, Forest City, NC 28043	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	1/12/2030	319.1	319.1	309.8	0.10%
Adrienne's Gourmet Foods, Imagine Baking, Inc	(#,^)	1034 Hancock St., Sandusky, OH 44870	Food Manufacturing	Term Loan	Prime plus 2.75%	11/12/2029	446.3	446.3	453.9	0.15%
East River Plumbing, LLC	(#,^)	997 E Loop, Priest River, ID 83856	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/8/2044	48.1	48.1	54.3	0.02%
Integrated Vascular Services LLC	(#,^)	1452 Franklin Ave, Salem, OR 44460	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/8/2029	66.5	66.5	61.1	0.02%
Link Recreational, Inc	(#,^)	304 Business Hwy 53, Minong, WI 54859	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/7/2029	721.9	721.9	666.7	0.22%
Link Recreational, Inc	(#,^)	304 Business Hwy 53, Minong, WI 54859	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/7/2044	378.9	378.9	427.8	0.14%
Fave Realty, Inc.	(#,^)	217-84 Hempstead Ave, Jamaica, NY 11429	Real Estate	Term Loan	Prime plus 2.75%	10/31/2044	112.5	112.5	127.0	0.04%
Sunburst Trout Farm, LLC	(#,^)	314 Industrial Park Dr, Waynesville, NC 28786	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	10/31/2044	223.6	223.6	252.4	0.08%
C&P Trading and Sales Inc	(#,^)	950 Peninsula Corporate Circle Ste 3016, Boca Raton, FL 33487	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/31/2029	209.4	209.4	191.1	0.06%
11900 Marshfield Station Inc	(#,^)	11900 S Marshfield Ave, Calumet Park, IL 60827	Gasoline Stations	Term Loan	Prime plus 2.75%	10/31/2044	1,229.9	1,229.9	1,388.5	0.45%
Kerzner Contracting Corp	(#,^)	1620 Ocean Ave, Bohemia, NY 11716	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2029	94.1	94.1	85.9	0.03%
L& F Gullo Service Corp	(#,^)	520 Main St, Westbury, NY 11590	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/31/2029	146.4	146.4	133.6	0.04%
The Committed Pig LLC	(#,^)	28 West Park Place, Morristown, NJ 07090	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2029	249.4	249.4	262.5	0.08%
Guru Kirpa, Inc	(#,^)	3006 New Castle Ave, New Castle, DE 19720	Gasoline Stations	Term Loan	Prime plus 2.75%	10/31/2044	187.9	187.9	207.6	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Maine Service Corp	(#,^)	59-24 55th St., Maspeth, NY 11378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/31/2029	104.6	104.6	110.1	0.04%
Mariscos El Oceano, Inc.	(#,^)	5960 S Archer Ave, Chicago, IL 60638	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2044	122.4	122.4	138.2	0.04%
MJ Group, Inc	(#,^)	26691 Loma Verde, Mission Viejo, CA 92691	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2029	17.8	17.8	16.3	0.01%
D & H Construction Services, Inc.	(#,^)	711 Hospital St., Richmond, VA 23219	Construction of Buildings	Term Loan	Prime plus 2.75%	10/31/2029	117.1	117.1	110.7	0.04%
Automotive Solutions, LLC	(#,^)	1910 W. Dupont Rd, Fort Wayne, IN 46818	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2044	290.9	290.9	328.1	0.11%
Automotive Standard, LLC	(#,^)	4028 Coldwater Rd, Fort Wayne, IN 46805	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/31/2044	134.4	134.4	151.8	0.05%
Sunburst Trout Farm, LLC	(#,^)	314 Industrial Park Dr, Waynesville, NC 28786	Fishing, Hunting and Trapping	Term Loan	Prime plus 2.75%	10/31/2029	56.5	56.5	59.4	0.02%
BGB Leasing Inc and BGB Leasing Co.	(#,^)	50 Industrial Park Rd, Princeton, KY 42445	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2029	970.5	970.5	939.6	0.30%
Blue Agave & Brothers, LLC dba Blue Apachie Mexican Restaurant	(#,^)	905 Savoy Rd, Youngsville, LA 70592	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/30/2029	60.9	60.9	56.4	0.02%
Lightning Strike Distributing, LLC dba Jedidiah's Jerky & Gournet	(#,^)	9912 Arizona Dr, Mohave Valley, AZ 86440	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/30/2029	54.4	54.4	50.4	0.02%
Plastic Depot, Inc	(#,^)	363 East Alondra Blvd, Gardena, CA 90248	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/30/2029	132.4	132.4	120.9	0.04%
BGB Leasing Co.	(#,^)	50 Industrial Park Rd, Princeton, KY 42445	Truck Transportation	Term Loan	Prime plus 2.75%	10/30/2044	86.5	86.5	97.7	0.03%
Paul Wintner dba P & R Props	(#,^)	23901 Calabasas Rd, Calabasas, CA 91302	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/30/2029	47.1	47.1	42.9	0.01%
Corple Enterprises, Inc	(#,^)	17887 US-380, Ponder, TX 76259	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/28/2029	140.2	140.2	143.7	0.05%
Proximo Consulting Services Inc	(#,^)	2500 Plaza 5, Jersey City, NJ 07311	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/28/2029	62.7	62.7	57.2	0.02%
OWL Inc,	(#,^)	5300 S Orange Blossom Trail, Orlando, FL 32839	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	10/28/2029	177.8	177.8	162.2	0.05%
Perisseia Physicians LLC	(#,^)	1644 Lebanon Rd, Lawrenceville, GA 30043	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/28/2044	384.5	384.5	423.0	0.14%
Marnon Vending LLC dba Naturals 2 Go San Antonio	(#,^)	6713 Biscay Hbr, San Antonio, TX 78249	Nonstore Retailers	Term Loan	Prime plus 2.75%	10/28/2029	6.6	6.6	6.5	—%
Diamond Solutions LLC	(#,^)	7845 East Evans Rd . Ste A, Scottsdale, AZ 85260	Machinery Manufacturing	Term Loan	Prime plus 2.75%	10/25/2029	10.7	10.7	9.7	—%
Landmark Ventures USA, Inc	(#,^)	475 Park Ave S, 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	10/25/2029	87.8	87.8	80.1	0.03%
Jbang LLC, WM Bang LLC, Bang Investments LLC	(#,^)	125 Westchester Ave, White Plains, NY 10601	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2029	58.7	58.7	61.0	0.02%
Four Ace Electrical Services Corporation	(#,^)	3723 Far Niente Way, Sacramento, CA 95834	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/25/2029	10.0	10.0	9.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sultan's Palace L.L.C.	(#,^)	8125 West Sahara Ave, Ste 300, Las Vegas, NV 89117	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2029	17.7	17.7	16.7	0.01%
Fimac Inc dba American Educational Services	(#,^)	26300 La Alameda, Ste 200, Mission Viejo, CA 92691	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/23/2029	18.8	18.8	17.3	0.01%
James Clark and Company, Inc.	(#)	8885 Haven Ave, Ste 120, Rancho Cucamonga, CA 91730	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	10/22/2029	10.7	10.7	11.1	—%
Pyle Garage Doors OKC, INC dba Precision Door Service OKC	(#,^)	8860 S Sunnylane Rd, Oklahoma City, OK 73135	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/22/2029	12.3	12.3	11.2	—%
Todd's Car Wash, LLC	(#,^)	5505 Johnston St., Lafayette, LA 70506	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/18/2044	330.4	330.4	373.0	0.12%
Roughcut LLC	(#,^)	41540 National Rd, Belmont, OH 43718	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/17/2029	398.0	398.0	418.9	0.14%
Owens Family and Cosmetic Dentistry PLLC	(#,^)	403 E College St., Pulaski, TN 38478	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/17/2029	225.5	225.5	212.3	0.07%
UNIQUE PAVER INSTALLATIONS, INC.	(#,^)	4930 Mars Hill Rd, Bogart, GA 30622	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/17/2029	19.5	19.5	18.6	0.01%
Pine Mountain Residential LLC	(#)	10240 Cosmopolitan Circle, Parker, CO 80134	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	10/16/2029	10.7	10.7	11.1	—%
Powerlift Dumbwaiters, Inc	(#)	2444 Georgia Slide Rd, Georgetown, CA 95634	Machinery Manufacturing	Term Loan	Prime plus 6.5%	10/16/2029	10.4	10.4	10.7	—%
The Cow Harbor Beer Company LLC dba Sand City Brewing Co.	(#,^)	19 Scudder Ave, Northport, NY 11768	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/11/2031	283.8	283.8	270.1	0.09%
Glenda D Brewer dba Bargain Store	(#)	107 Tabernacle Church Rd, Candor, NC 27229	General Merchandise Stores	Term Loan	Prime plus 6.5%	10/11/2029	10.7	10.7	11.1	—%
S&D Beauty Spa Inc dba Elite Nails, dba Bella's Nails &dba Onyx Nail	(#,^)	5604 Slide Rd, Lubbock, TX 79414	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/11/2029	141.5	141.5	130.8	0.04%
Q2 Ventures, LLC	(#,^)	2805 W Arimo Rd, Arimo, ID 83214	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/8/2029	148.5	148.5	153.6	0.05%
Paketo LLC dba West Loop UPS Store	(#,^)	623 W Lake St., Chicago, IL 60661	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/4/2029	13.8	13.8	12.8	—%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St., Gainsville, FL 32605	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2029	169.7	169.7	155.3	0.05%
Heart and Vascular Associates of Tampa, LLC	(#,^)	17 David Blvd, Tampa, FL 33606	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2044	743.4	743.4	809.6	0.26%
Joseph P Fusco DDS PC	(#,^)	77 N Centre Ave, Rockville Centre, NY 11570	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2029	55.1	55.1	50.3	0.02%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St., Gainesville, FL 32605	Social Assistance	Term Loan	Prime plus 2.75%	9/30/2044	177.3	177.3	199.8	0.06%
AV Strategy, Inc	(#,^)	9468 American Eagle Way Ste 100, Orlando, FL 32837	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/30/2029	233.8	233.8	225.9	0.07%
In Power Motors, LLC, In-Power Motors II LLC, In-Power Motors III LLC	(#,^)	2301 W. Buckeye Rd, Phoenix, AZ 85009	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/30/2044	599.7	599.7	661.9	0.21%
International Protection Group, LLC	(#,^)	481 8th Ave Ste 1130, New York, NY 10001	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/30/2029	68.5	68.5	69.6	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

50 Taps, LLC dba Colorado Taproom & Grill	(#,^)	19539 Hess Rd Ste Ste #101, Parker, CO 80134	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	64.3	64.3	59.4	0.02%
Crown Waste Corp	(#,^)	1 Plainview Rd, Bethpage, NY 11714	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	9/30/2029	41.5	41.5	40.0	0.01%
Atlantic Pacific Hospitality Solutions Inc dba North Beach Bistro	(#,^)	725 Atlantic Blvd, Atlantic Beach, FL 32233	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	7.3	7.3	6.7	—%
Meldi Maa, Inc dba The River Complex	(#,^)	74 S Main St., Woonsocket, RI 02895	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2044	407.2	407.2	459.8	0.15%
Wagner & Sons Inc	(#,^)	22365 Alydar Dr, Lexington Park, MO 20653	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/27/2029	15.6	15.6	14.3	—%
Zima Dining Inc. dba Country Kitchen	(#,^)	1497 N Mt. Vernon Ave, Colton, CA 92324	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2029	52.3	52.3	54.9	0.02%
Hoagie Barmichaels Inc	(#,^)	1101 River Rd, New Windsor, NY 12553	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/27/2044	108.4	108.4	117.2	0.04%
Universe Appliance Repairs Inc.	(#,^)	3790 Merrick Rd, Seaford, NY 11783	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	563.8	563.8	611.1	0.20%
Aztec Machine & Repair Inc, Cranrd & Material	(#,^)	1715 N 1st St, Bloomfield, NM 87413	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	683.7	683.7	751.0	0.24%
Double H Services, LLC, C&T Oil Field Services, LLC and Brian S. Holma	(#,^)	3721 North 162nd St., Garber, OK 73701	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2029	952.5	952.5	917.7	0.30%
Titan Laser Screed Concrete Services, LLC	(#,^)	8908 Wildlife Lane, Sanford, FL 32771	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2029	41.5	41.5	38.8	0.01%
Universe Appliance Repairs Inc.	(#,^)	3790 Merrick Rd, Seaford, NY 11783	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2029	549.9	549.9	525.8	0.17%
Stiegelbauer Associates Inc.	(#,^)	63 Flushing Ave Unit 342, Brooklyn, NY 11205	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2029	166.2	166.2	151.8	0.05%
Zmetra Clearspan Structures LLC	(#,^)	2 Old Worcester Rd, Webster, MA 01571	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/27/2044	419.9	419.9	474.1	0.15%
Cherry and Candlewood Inc dba Aamco	(#,^)	3029 South St., Long beach, CA 90805	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/27/2044	415.3	415.3	468.8	0.15%
Santa Fe Flooring LLC	(#,^)	3711 Paseo Del Norte NE, Albuquerque, NM 87113	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	9/26/2029	424.9	424.9	400.0	0.13%
Adam's Construction & General Contracting LLC	(#,^)	7808 N Custer Rd, Freesoil, MI 49411	Construction of Buildings	Term Loan	Prime plus 2.75%	9/26/2029	61.0	61.0	57.5	0.02%
Byler, Wolfe, Lutsch and Kampfer CPAs, Inc	(#,^)	360 East State St., Salem, OH 44460	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/25/2044	51.0	51.0	54.6	0.02%
Anderson's Outdoor Adventures, LLC	(#,^)	4060 SW County Rd 232, Bell, FL 32619	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/25/2029	18.7	18.7	19.5	0.01%
Quality Machine of Iowa, Inc	(#,^)	1040 4th Ave, Audubon, IA 50025	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/25/2029	56.5	56.5	59.4	0.02%
Flamingo Bowl, Inc	(#,^)	3301 N 23rd St., McAllen, TX 78501	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/24/2029	183.2	183.2	177.7	0.06%
Unified Utility Services LLC	(#,^)	206 Frankie Lane, Ladson, SC 29456	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/20/2044	151.6	151.6	171.2	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Standard Real Estate Services LLC	(#)	500 West Silver Spring Dr, Ste K 200,, Glendale, WI 53217	Real Estate	Term Loan	Prime plus 6.5%	9/19/2029	10.7	10.7	10.9	—%
Host Marketing, LLC	(#)	206 Bell Lane, Ste B, West Monroe, LA 71291	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/18/2029	10.7	10.7	10.9	—%
Payne's Enviromental Service, LLC dba Bamaco	(#,^)	5617 Causeway Blvd, Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/18/2044	500.9	500.9	549.6	0.18%
Vancole Investments, Inc. dba Smoothie King #913	(#,^)	876 Virginia Ave, Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2029	9.9	9.9	9.0	—%
Natalie Hart LLC dba Lady of Luxury & dba Country Sugar Events	(#,^)	1702 Fawn Gate St, San Antonio, TX 78248	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/17/2029	51.0	51.0	50.0	0.02%
Win Health Institute, LLC	(#,^)	711 E Valley Rd, Basalt, CO 81621	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/17/2029	6.2	6.2	5.9	—%
Game Station, Inc.	(#,^)	2917 1st Ave SE, Cedar Rapids, IA 52402	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/16/2029	16.8	16.8	16.4	0.01%
Bay Bowl Inc dba Shasta Lanes	(#,^)	11093 Black Marble Way, Redding, CA 96003	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2044	515.8	515.8	582.3	0.19%
The Steel Method LLC dba Sneeze It	(#,^)	250 Passaic Ave Ste 200, Fairfield, NJ 07004	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2029	140.1	140.1	127.9	0.04%
Oak Park Social LLC	(#,^)	14691 W 11 Mile Rd, Oak Park, MI 48237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/12/2045	129.4	129.4	143.1	0.05%
ACSS CPA, LLC	(#,^)	1016 S Texas Blvd, Weslaco, TX 78599	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/12/2044	38.4	38.4	42.8	0.01%
Prime Precision Machining, LLC	(#,^)	845 Mandoline Ave, Madison Heights, MI 48071	Real Estate	Term Loan	Prime plus 2.75%	9/11/2044	267.9	267.9	296.9	0.10%
Covert Recordings LLC	(#,^)	31-65 138th St. Apartment 3K, Flushing, NY 11354	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/11/2029	9.8	9.8	10.2	—%
Prime Precision Machining, LLC	(#,^)	845 Mandoline Ave, Madison Heights, MI 48071	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/11/2029	200.8	200.8	189.7	0.06%
Miami Squeeze Inc dba Miami Squeeze, LLC	(#,^)	18315 W. Dixie Hwy, North Miami Beach, FL 33160	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/11/2029	95.9	95.9	92.0	0.03%
Body on Cue Health and Fitness LLC	(#,^)	129 A Orpha Dr, Middlebury, IN 46840	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/6/2029	37.4	37.4	34.5	0.01%
Philly Games Inc.dba Queen & Rock Game Cafe	(#,^)	607-609 S 2nd St., Philadelphia, PA 19147	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/5/2029	51.7	51.7	47.4	0.02%
Eco Electric LLC	(#,^)	5380 Cameron St, Las Vegas, NV 89118	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/5/2029	54.5	54.5	49.7	0.02%
SVT Masonry Limited Liability Company	(#,^)	1208 Houghton Lane, Bennington, VT 05201	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/5/2029	61.6	61.6	62.8	0.02%
Dog House Sportfishing Charters Inc	(#)	83413 Overseas Hwy, Islamorada, FL 33036	Scenic and Sightseeing Transportation	Term Loan	Prime plus 6.5%	8/30/2029	10.6	10.6	10.9	—%
No Push Backs, LLC	(#)	5405 Neshaminy Blvd, Bensalem, PA 19020	Personal and Laundry Services	Term Loan	Prime plus 6.5%	8/30/2029	10.3	10.3	10.5	—%
Camror LTD dba Jersey Mike's	(#,^)	5946 Meijer Dr, Cincinnati, OH 45150	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/29/2030	74.4	74.4	78.5	0.03%
3C Consumer Network & Designs LLC	(#,^)	7676 Hillmont St., Ste 109, Houston, TX 77040	Real Estate	Term Loan	Prime plus 2.75%	8/29/2029	12.4	12.4	11.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Double Scoop Ice Cream, LLC	(#,^)	2970 Stonecrest Pass, Lithonia, GA 30038	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/29/2044	92.7	92.7	103.2	0.03%
Crown Heights Bunch O Bagels & More Inc & 361 Bagel Holding LLC	(#,^)	361 Troy Ave, Brooklyn, NY 11213	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2029	32.9	32.9	34.6	0.01%
Esquire Mini Mart LLC & Morgan Store Building LLC	(#,^)	12595 S Somerton Ave, Yuma, AZ 85365	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2029	42.2	42.2	42.3	0.01%
Groton Bowling Center and Entertainment Inc	(#,^)	27 Kings Hwy, Groton, CT 06340	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/29/2044	930.1	930.1	1,038.5	0.34%
Linsey Schwertdfeger,, Inc.	(#,^)	740 Dennery Rd, San Diego, CA 92154	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/28/2029	58.4	58.4	54.0	0.02%
Blue Eagle Transport Inc.,Golden Eagle Tran and Green Eagle	(#,^)	377 Boston Post Rd, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/28/2029	402.8	402.8	380.4	0.12%
Khari E. J. Myers dba Khari Imagery & 190 Minerva LLC	(#,^)	190 Minerva St., Tonawanda, NY 14150	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2044	57.6	57.6	65.0	0.02%
DB Talak LLC	(#,^)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/28/2029	78.2	78.2	82.1	0.03%
HRS2, LLC	(#,^)	5410 Pipers Creek Court, Sugar Land, TX 77479	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/28/2029	190.7	190.7	193.6	0.06%
The Hometown Welcome Program, Inc & Fredric Anthony	(#,^)	107 S Nottawa St, Sturgis, MI 49091	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/27/2029	80.2	80.2	77.8	0.03%
Maryland Urgent Care, Inc.	(#,^)	9831 Greenbelt Rd Ste 208 (Unit H-2), Lanham, MD 20706	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/27/2044	44.2	44.2	49.9	0.02%
ADA Internacional Inc	(#,^)	10891 La Reina Rd, Ste 100, Delray Beach, FL 33446	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/26/2029	18.5	18.5	16.9	0.01%
Crystal S. Prado dba Crystal Clear Accounting	(#)	34099 Tuscan Creek Way, Temecula, CA 92592	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/26/2029	2.8	2.8	2.8	—%
Elite Motors LLC	(#,^)	1046-1050 Orange Ave, West Haven, CT 06516	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/23/2029	73.2	73.2	76.9	0.02%
SRJ construction Corp	(#,^)	8358 W Oakland Park Blvd. #203E, Sunrise, FL 33351	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/23/2029	9.3	9.3	8.6	—%
PJT Logistics, Inc.	(#,^)	2-4 Commerce Way, Auburn, NY 13021	Truck Transportation	Term Loan	Prime plus 2.75%	8/23/2029	42.3	42.3	44.4	0.01%
The Roux Southern Kitchen, LLC	(#,^)	252 FM 3162, Sandia, TX 78383	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2029	14.9	14.9	15.7	0.01%
MS Integrated Psychotherapy & Counseling, LLC	(#,^)	1157 Main St., Clifton, NJ 07011	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/22/2029	61.2	61.2	59.4	0.02%
Metro R Services Inc. and Metal & Roof Supplies, Inc.	(#,^)	20 Universal Place, Carlstadt, NJ 07072	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/21/2029	159.6	159.6	159.7	0.05%
MB Nursery LLC dba The Garden Center	(#,^)	15562 HWY-South, Whitehouse, TX 75791	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/21/2029	77.5	77.5	81.4	0.03%
William Martinez dba Bad Ass Coffee of Hawaii	(#,^)	14101 Main St., Ste 4101, Hesperia, CA 92345	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/20/2029	19.0	19.0	17.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Auto Unique LLC	(#,^)	305 W Main St., Mayo, FL 32066	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/20/2044	11.8	11.8	13.3	—%
Signature Rooms, Inc.	(#,^)	2066 Route 112, Medford, NY 11763	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/19/2029	139.0	139.0	146.0	0.05%
Accent Home Services LLC dba Benjamin Franklin Plumbing of Kansas City	(#,^)	7748 Troost Ave, Kansas City, MO 64131	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/15/2029	84.5	84.5	84.0	0.03%
AJN Innovations LLC dba Burgerim	(#,^)	6704 Main St., Miami Lakes, FL 33014	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/15/2031	111.4	111.4	103.5	0.03%
American Healthy Vending, Inc	(#,^)	5420 NW 161 St., Palmetto Lakes, FL 33014	Nonstore Retailers	Term Loan	Prime plus 2.75%	8/15/2029	87.5	87.5	83.5	0.03%
Accelerate Educational Solutions, LLC dba Tutor My Success	(#,^)	135 Clove Branch Rd, Hopewell Junction, NY 12533	Educational Services	Term Loan	Prime plus 2.75%	8/14/2029	14.2	14.2	13.0	—%
Ranson Excavating, Inc	(#,^)	8343 Kaula Dr, Fair Oaks, CA 95628	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/13/2029	12.1	12.1	11.0	—%
Love Playing LLC	(#,^)	2200 Eastridge Loop, San Jose, CA 95122	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/9/2030	149.5	149.5	142.5	0.05%
Elixir Enterprises, LLC dba Guilford Renee's	(#,^)	637 Boston Post Rd, Guilford, CT 06437	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/8/2029	16.2	16.2	14.8	—%

A & S Services LLC dba Kona Ice of Troy	(#)	3888 Lightner Rd, Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	8/7/2029	10.6	10.6	10.9	—%
Accord Law, APC	(#,^)	82555 Grass Flat Lane, Indio, CA 92203	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/2/2029	6.2	6.2	5.6	—%
Leader Engineering-Fabrication, Inc.	(#,^)	695 Independence DrIive, Napoleon, OH 43545	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	8/2/2029	103.2	103.2	108.4	0.04%
East Coast Flight Services, Inc and Aviation Consulting Enterprise	(#,^)	27603 Pkwy Rd, Easton, MD 21601	Air Transportation	Term Loan	Prime plus 2.75%	7/31/2029	447.4	447.4	424.9	0.14%
Billy Auto Inc	(#,^)	632 N Broadway, Amityville, NY 11701	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/31/2044	311.1	311.1	338.2	0.11%
Canyon Lake Kids Academy, LLC	(#,^)	130 Charter Oak Dr, Canyon Lake, TX 78133	Social Assistance	Term Loan	Prime plus 2.75%	7/31/2044	94.0	94.0	105.6	0.03%
Quick and Quality Services dba Bella Roma Pasta & Pizza & Farshad	(#,^)	28940 Golden Lantern, Laguna Niguel, CA 92677	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2029	9.3	9.3	8.9	—%
Gray Rock Quarry, LLC and William E Dailey III	(#,^)	54 West Milton Rd, Milton, VT 05468	Mining (except Oil and Gas)	Term Loan	Prime plus 2.75%	7/31/2044	431.4	431.4	446.8	0.14%
La Mount Group LLC	(#,^)	3111 Princeton Rd, Hamilton, OH 45011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/31/2029	208.4	208.4	189.7	0.06%
St. Francis Home Health Inc	(#,^)	5246 SW 8th St 103B, Coral Gables, FL 33134	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/31/2029	61.3	61.3	55.8	0.02%
Genecco Produce, Inc. & Leo Genecco & Sons, Inc.	(#,^)	1850 Rochester Rd, Canadaigua, NY 14424	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	7/31/2029	659.8	659.8	655.8	0.21%
Living Spring Home Health Inc.	(#,^)	18350 Kedzie Ave Ste 204, Homewood, IL 60430	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/31/2029	110.4	110.4	107.1	0.03%
Dant A Sandras, D.D.S. LLC	(#,^)	13373 Hwy 3235, Larose, LA 70373	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/30/2029	195.7	195.7	182.2	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Jbelis Stop N' Go, LLC dba Planet Smoothie	(#,^)	2565 E 17th St, Ammons, ID 83406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2029	15.9	15.9	14.7	—%
Aeromax Industries, Inc, HITM, Inc and TMCB LLC	(#,^)	9027 Canoga Ave, Canoga Park, CA 91301	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	7/30/2044	754.7	754.7	819.7	0.27%
Grad Street LLC	(#)	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Nonstore Retailers	Term Loan	Prime plus 6.5%	7/30/2029	6.1	6.1	6.3	—%
Micheal Birch and Tracy M. Pierce	(#,^)	E 2947 H-44, Traunik, MI 49891	Gasoline Stations	Term Loan	Prime plus 2.75%	7/29/2044	52.0	52.0	58.8	0.02%
Sou's LLC	(#,^)	739 NE MLK Blvd, Portland, OR 97221	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/26/2029	4.9	4.9	4.8	—%
Power Associates Inc.	(#,^)	2766 West Good CT, Boise, ID 83702	Real Estate	Term Loan	Prime plus 2.75%	7/26/2029	12.3	12.3	11.2	—%
Dan Dahlin Inc.	(#,^)	16465 MN-65, Ham Lake, MN 55304	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/26/2044	391.4	391.4	441.9	0.14%
Moore Chiropractic Center, P.A.	(#,^)	936 Roosevelt Trail Unit 1 & 2, Windham, ME 04062	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/26/2029	7.5	7.5	7.8	—%
Franklin Care Pharmacy Incorporated	(#,^)	520 N Franklintown Rd, Baltimore, MD 21223	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	7/25/2029	44.3	44.3	46.6	0.02%
A&W ALF, LLC dba A & W Assisted Living Facility	(#,^)	6600 Liberty Rd, Gwynn Oak, MD 21207	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	7/24/2044	95.7	95.7	108.1	0.03%
Hardrock Alpha Enterprises, LLC	(#,^)	5101 Stine Rd, Bakersfield, CA 93313	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/19/2029	12.9	12.9	12.0	—%
700 Services Inc.dba 700 Credit Repair	(#,^)	1201 N Goliad St., Rockwall, TX 75087	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	7/19/2029	6.1	6.1	5.6	—%
Lawrence Adeyemo & Co LLC	(#)	209-34 112 Ave, Queens Village, NY 11429	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	7/19/2029	8.5	8.5	8.7	—%
JDM2 Water Station LLC	(#,^)	125 Chestnut Hill Dr, York, PA 17408	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/18/2029	171.0	171.0	167.6	0.05%
Bonfire Hot Yoga LLC	(#,^)	3665 SW Hall Blvd, Beaverton, OR 97005	Educational Services	Term Loan	Prime plus 2.75%	7/18/2029	6.7	6.7	6.3	—%
Ameritube, LLC	(#,^)	1000 North Hwy 77, Hillsboro, TX 76645	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	7/18/2029	102.2	102.2	107.3	0.03%
Baton Rouge Cargo Services Inc	(#,^)	6013 McRaven Rd, Jackson, MS 39209	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/17/2044	280.4	280.4	310.5	0.10%
Garage Floor Coating of MN.com,LLC	(#,^)	6701 West 23rd St., St. Louis Park, MN 55426	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/16/2044	955.1	955.1	1,044.7	0.34%
Adam Family Bowl Inc	(#,^)	1504 Chestnut St., Mishawaka, IN 46545	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/16/2044	127.3	127.3	143.1	0.05%
Bouquet Canyon Kennels	(#,^)	29973 Bouquet Canyon Rd, Santa Clarita, CA 91390	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/16/2044	288.3	288.3	312.2	0.10%
Beacon Metal Fabricators, Inc.	(#,^)	5425-D Hamilton Ave, Cleveland, OH 44114	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	7/12/2029	57.2	57.2	56.5	0.02%
Last Touch, LLC	(#,^)	1612 Jackson St., Spirit Lake, IA 51360	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/11/2044	97.3	97.3	106.8	0.03%
Menskha Inc	(#)	88 High St., Mountclair, NJ 07042	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	7/10/2029	10.5	10.5	10.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

D DeGregoria LLC dba The UPS Store 4235 Massapequa	(#,^)	4940 Merrick Rd, Massapequa Park, NY 11762	Couriers and Messengers	Term Loan	Prime plus 2.75%	7/10/2029	64.8	64.8	60.1	0.02%
Nash-Delphia LLC	(#,^)	2135 Gallatin Pike N, Store 4, Madison, TN 37115	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	7/2/2029	12.1	12.1	12.1	—%
Good News Cafe, LLC	(#,^)	694 Main St. South, Woodbury, CT 06798	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	239.0	239.0	269.8	0.09%
5161 LLC	(#,^)	1478 E Mountain Dr, Santa Barbara, CA 93108	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/28/2029	513.7	513.7	546.3	0.18%
Upul's Travel Service & Tours Inc	(#,^)	654 Shoppers Lane, Covina, CA 91723	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2029	251.7	251.7	250.1	0.08%
Sundown Audio, LLC	(#,^)	514 West 21St St., Newton, NC 28658	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2044	868.7	868.7	980.7	0.32%
Balboa Fashion LLC	(#,^)	1016 S. Towne Ave, Unit 123, Los Angeles, CA 90021	Apparel Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	6.1	6.1	6.0	—%
Nevada Recycling and Salvage LTD, AMCB LLC	(#,^)	1085 Telegraph St, Reno, NV 89502	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/28/2044	1,190.5	1,190.5	1,344.0	0.43%
Crestview Ridge Farms LLC	(#,^)	1172 Co Rd 956, Ashland, OH 44805	Crop Production	Term Loan	Prime plus 2.75%	6/28/2044	514.9	514.9	581.4	0.19%
Richmond Street Partners, LLC	(#,^)	200 E Chestnut St, Chicago, IL 60611	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	6/28/2029	84.0	84.0	83.7	0.03%
K & K Restaurant LLC	(#,^)	6607 S Central Ave, Phoenix, AZ 85042	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/28/2044	121.4	121.4	137.0	0.04%
Southern Specialties Transportation LLC	(#,^)	116 Toledo Dr, Lafayette, LA 70506	Truck Transportation	Term Loan	Prime plus 2.75%	6/28/2029	23.0	23.0	24.5	0.01%
Jian Yang and Kanger House LLC	(#,^)	48 Horse Hill Rd, Cedar Knolls, NJ 07927	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/27/2029	97.4	97.4	96.9	0.03%
Kim Howard Corp dba NPN Machine Tools	(#,^)	9130 Wayfarer Ln, Houston, TX 77075	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/28/2029	197.2	197.2	210.1	0.07%
Port Huron Ophthalmology, PLLC dba Black River Optical	(#,^)	1033 River St., Port Huron, MI 48060	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2029	12.2	12.2	12.1	—%
Advance Transit LLC	(#,^)	574-614 Tonnelle Ave, Jersey City, NJ 07307	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2044	746.0	746.0	842.2	0.27%
NJ Floats Inc	(#,^)	1 Robertson Rd, Ste 13, Bedminster, NJ 07921	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/28/2044	172.3	172.3	194.6	0.06%
Upul's Travel Service & Tours Inc	(#,^)	654 Shopping Lane, Covina, CA 91723	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/28/2044	343.5	343.5	387.8	0.13%
Crescent Event Productions, Inc	(#,^)	1327 Wood Branch Dr, Charlotte, NC 28273	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/27/2029	283.8	283.8	286.1	0.09%
S & T Hardware Inc	(#,^)	2300 Nooseneck Hill, Coventry, RI 02816	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2044	192.6	192.6	217.4	0.07%
Ailky Corporation & Wyspen	(#,^)	352 Bedford St., Lakeville, MA 02347	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/27/2029	39.5	39.5	39.3	0.01%
Pawfection Pet Services LLC	(#,^)	177 W Cottonwood Ln, Ste 12, Casa Grande, AZ 85122	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/27/2029	8.4	8.4	8.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

All-City Towing LLC, Jeffrey James Piller	(#,^)	1213 W Mallory Ave, Milwaukee, WI 53221	Support Activities for Transportation	Term Loan	Prime plus 2.75%	6/26/2029	327.8	327.8	339.7	0.11%
Lynx Inspection Technologies LLC	(#,^)	8101 Miller Rd 2, Houston, TX 77049	Support Activities for Mining	Term Loan	Prime plus 2.75%	6/26/2044	553.6	553.6	625.0	0.20%
Child Care Ventures LLC dba Childcare Adventures ELC	(#,^)	3542 Glendale Ave, Toledo, OH 43614	Social Assistance	Term Loan	Prime plus 2.75%	6/26/2044	141.0	141.0	159.2	0.05%
Soft Touch Tissue & Paper LLC	(#,^)	1491 Hammond St., Bangor, ME 04401	Paper Manufacturing	Term Loan	Prime plus 2.75%	6/26/2044	226.2	226.2	255.4	0.08%
Selective Automotive & Accessories Group, Inc	(#,^)	2221 Pelham Pkwy, Pelham, AL 35124	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/26/2029	202.6	202.6	207.2	0.07%
Tekoa Enterpises, Inc	(#,^)	1033 Cannon Bridge Rd, Cordova, SC 29039	Truck Transportation	Term Loan	Prime plus 2.75%	6/26/2029	46.6	46.6	47.4	0.02%
Soft Touch Tissue & Paper LLC	(#,^)	1491 Hammond, Bangor, MA 04401	Paper Manufacturing	Term Loan	Prime plus 2.75%	12/26/2029	96.9	96.9	103.7	0.03%
Vanchoc Transport Inc	(#,^)	137 3rd St, Brooklyn, NY 11231	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/25/2029	35.3	35.3	36.2	0.01%
Paradise Towing & Recovery Inc	(#,^)	1115 S. Horner Blvd, Sanford, NC 27330	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	70.1	70.1	79.2	0.03%
Paradise Towing & Recovery Inc	(#,^)	1115 S Homer Blvd, Sanford, NC 27330	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2029	88.0	88.0	91.5	0.03%
Spartan Technology Solutions, Inc	(#,^)	125 Venture Blvd, Spartanburg, SC 29306	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/25/2044	467.0	467.0	527.2	0.17%
Professional Tire Limited Liability Company	(#,^)	6655 Country Rd 32, Norwich, NY 13815	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2044	133.3	133.3	150.5	0.05%
Sweets By Karla LLC	(#,^)	3273 South John Young Pkwy, Kissimmee, FL 34746	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2029	10.4	10.4	10.3	—%
Krsto, LLC dba Italian Butter Breadsticks	(#,^)	34683 Nova Dr, Clinton Twp, MI 48035	Food Manufacturing	Term Loan	Prime plus 2.75%	6/24/2044	182.3	182.3	205.9	0.07%
Scissor Kids Inc	(#,^)	63 Hebron Ave, Ste F, Glastonbury, CT 06033	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/24/2029	8.4	8.4	8.4	—%
Port Diesel L.L.C.	(#)	3212 Alex Trask Dr, Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	10.5	10.5	11.7	—%
Peninsula Self Defense LLC	(#,^)	2766 Bay Rd, Redwood City, CA 94063	Educational Services	Term Loan	Prime plus 2.75%	6/21/2029	4.3	4.3	4.3	—%
Campuscuts LLC	(#)	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	6.3	6.3	7.1	—%
William Rose Inc	(#,^)	1 Grace Cove Rd, New Shoreham, RI 02807	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/21/2044	83.6	83.6	94.0	0.03%
LuLuBelle's Mountain Banana Bread LLC	(#,^)	31621 Pleasant Dr., Running Springs, CA 92382	Food Manufacturing	Term Loan	Prime plus 2.75%	12/21/2045	247.5	247.5	279.4	0.09%
Small Batch Creations Inc. dba The Office Bar & Grill	(#,^)	295 E WASHINGTON AVE, SUNNYVALE, CA 94086	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/21/2029	50.5	50.5	50.2	0.02%
Central Texas Hygiene, LLC.	(#,^)	10201 McKalla Place, Austin, TX 78758	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/20/2029	70.1	70.1	69.6	0.02%
International Institute for Learning Inc.	(#,^)	110 E 59th St ,31st floor, New York, NY 10022	Educational Services	Term Loan	Prime plus 2.75%	6/19/2029	5.6	5.6	5.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Zion Motors Inc	(#,^)	6949 Wall Triana Hwy, Madison, AL 35757	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/19/2044	58.1	58.1	65.6	0.02%
Bader Furniture Company Inc.	(#,^)	704 N Liberty St., Shamokin, PA 17872	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	6/19/2029	6.1	6.1	6.5	—%
Beck's Pub & Grill LLC	(#,^)	N6630 WI-49, Weyauwega, WI 54983	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2044	66.9	66.9	75.5	0.02%
American Demolition, Inc	(#,^)	401 N Kuner Rd, Brighton, CO 80601	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/17/2029	174.0	174.0	185.4	0.06%
Comarco Quality Pork Products Inc, Comarco Pork Products of FL LLC	(#,^)	501 Jackson St, Camden, NJ 08104	Food Manufacturing	Term Loan	Prime plus 2.75%	6/14/2029	251.5	251.5	257.8	0.08%
Kego 2 LLC dba Jon Smith Subs 80025	(#,^)	2001 W. Southlake Blvd Ste 143, Southlake, TX 76092	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/14/2029	87.5	87.5	88.4	0.03%
A & S Services LLC dba Kona Ice of Troy	(#,^)	3888 Lightner Rd, Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2044	43.0	43.0	48.6	0.02%
Law Office of Paula Padilla PLLC	(#)	2211 E Highland Ave Ste 130, Phoenix, AZ 85016	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/13/2029	4.2	4.2	4.7	—%
Ivesters Transportation, Inc	(#,^)	4299 South 2675 West, Roy, UT 84067	Truck Transportation	Term Loan	Prime plus 2.75%	6/11/2029	200.6	200.6	202.2	0.07%
Archer Cleaners Inc	(#)	1514 W. 33rd St., Chicago, IL 60608	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	10.5	10.5	11.7	—%
J&A Elliott Company	(#,^)	1118 Thornberry Dr, Clarksville, TN 37043	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/7/2029	8.5	8.5	9.1	—%
Neely Motorsports, Inc dba Earl's Store #1;Earl's Performance Plumbing	(#,^)	15825-15827 Hawthorne Blve, Lawndale, CA 90260	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2044	231.6	231.6	261.5	0.08%
Throop Family Holding Inc dba Klamath Basin Metals and Supply	(#,^)	7130 Crater Lake Hwy, White City, OR 97503	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/7/2029	32.4	32.4	33.1	0.01%
Allison K. Chipak dba Still Photography	(#)	195 Terrace Place, Apt. 2, Brooklyn, NY 11218	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	10.5	10.5	11.7	—%
Skin Beauty Bar Inc	(#,^)	749 8th St., Washington, DC 20003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/6/2029	4.3	4.3	4.2	—%
Jamestown Quick Stop LLC	(#,^)	3097 24th Ave, Hudsonville, MI 49426	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/5/2044	66.2	66.2	74.7	0.02%
Preferred Manufacturing Services Inc	(#,^)	4261 Business Dr, Cameron Park, CA 95682	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/5/2029	385.1	385.1	410.3	0.13%
Oasis Senior Advisors Franchise Systems, LLC	(#,^)	24870 Burnt Pine Dr, Bonita Springs, FL 34134	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)	Term Loan	Prime plus 2.75%	6/4/2029	245.9	245.9	261.9	0.08%
Evoke Growth Advisory LLC	(#,^)	2600 Brookwood Way Dr, Unit 311, Rolling Meadows, IL 60008	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2029	6.1	6.1	6.0	—%
G.S.A.T. Restoration Inc. dba Paul Davis Restoration & Remodelin	(#,^)	1450 Oakbrook Dr, Norcross, GA 30093	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/31/2029	93.9	93.9	94.4	0.03%
V & M Transportation LLC	(#,^)	1307 27th St. Apt B, North Bergen, NJ 07047	Truck Transportation	Term Loan	Prime plus 2.75%	5/31/2029	10.5	10.5	10.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Morey Publishing LLC	(#,^)	575 Underhill Blvd, Ste 216, Syosset, NY 11791	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2029	50.3	50.3	50.1	0.02%
Martin Inventory Management, LLC	(#,^)	304 1/2 Main St., Edgefield, SC 29824	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2029	40.2	40.2	42.8	0.01%
SSD Designs, LLC	(#,^)	486 Vance St., Forest City, NC 28043	Chemical Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	412.8	412.8	466.1	0.15%
Inside & Out Maintenance LLC	(#,^)	1698 SW Pancoast St., Port St Lucie, FL 34987	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/30/2029	80.5	80.5	80.2	0.03%
Aspen Welding LLC	(#,^)	28803 US-6, Rifle, CO 81650	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/30/2044	390.9	390.9	441.4	0.14%
AGR, Inc	(#,^)	2-255555 Kaumualii Hwy, Kalaheo, HI 96741	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2044	770.8	770.8	870.2	0.28%
Brooklyn Breakfast Shop LLC	(#,^)	7707 S IH 35 Frontage Rd #730, Austin, TX 78744	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2029	4.0	4.0	4.1	—%
Canela Media Inc	(#,^)	2715 Palomino Circle, La Jolla, CA 92037	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/29/2029	95.5	95.5	96.6	0.03%
PD Financial LLC	(#,^)	364 Parsippany Rd, Unit 7-B, Parsippany, NJ 07054	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	5/28/2044	34.2	34.2	38.6	0.01%
SV Enterprise LLC dba Haagen-Dazs	(#,^)	1885 Briargate Pkwy, Space D-413, Colorado Springs, CO 80920	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2029	74.9	74.9	74.6	0.02%
Clowers Trucking By Faith LLC	(#)	705 E Brookwood PL, Valdosta, GA 31601	Truck Transportation	Term Loan	Prime plus 6.5%	5/23/2029	10.6	10.6	11.9	—%
2820 US HWY 98 N LLC dba Total Package Car Wash	(#,^)	2820 US Hwy 98 N, Lakeland, FL 33805	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/23/2029	107.1	107.1	114.1	0.04%
Top Notch Roofing, Inc	(#,^)	46 Cherry St., Milton, VT 05468	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/23/2029	97.0	97.0	97.7	0.03%
MCM Design LLC	(#)	5926 Vinings Vintage Way, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	8.1	8.1	9.0	—%
McGuckin & Pyle Inc	(#,^)	120 Corporate Ln, New Bern, NC 28562	Machinery Manufacturing	Term Loan	Prime plus 2.75%	5/23/2044	294.6	294.6	332.6	0.11%
ES&A, INC., A LAW CORPORATION	(#,^)	1003 Bishop St., Honolulu, HI 96813	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/22/2029	90.5	90.5	90.3	0.03%
Anchor Up Fitness and Nutrition, LLC	(#,^)	2464 US-29, Pensacola, FL 32505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/21/2029	16.3	16.3	16.7	0.01%
BD Branson Victorian LLC dba Branson Surrey Inn	(#,^)	430 a/k/a 450 South Hwy 165, Branson, MO 65616	Accommodation	Term Loan	Prime plus 2.75%	5/17/2029	205.4	205.4	218.8	0.07%
Kappa Investments LLC dba Buddy's Home Furnishings	(#,^)	365 Lowe's Dr, Ste H, Danville, VA 24540	Rental and Leasing Services	Term Loan	Prime plus 2.75%	5/17/2029	348.9	348.9	347.2	0.11%
Covalent Holding LLC	(#,^)	18 West Chestnut St.,Unit 2F, Chicago, IL 60610	Nonstore Retailers	Term Loan	Prime plus 2.75%	5/17/2029	212.3	212.3	218.7	0.07%
AMP Trucking Inc	(#,^)	1030 Gettysburg Ave, Clovis, CA 93161	Truck Transportation	Term Loan	Prime plus 2.75%	5/16/2029	209.8	209.8	208.4	0.07%
CJNR LLC dba Chenney Bear Cafe, Elma Lodge & Suites, Parkhurst Motel	(#,^)	208 East Main St., Elma, WA 98541	Accommodation	Term Loan	Prime plus 2.75%	5/16/2029	15.1	15.1	16.1	0.01%
Cut To The Chase 502 LLC	(#,^)	6903 Lakegreen Ct, Louisville, KY 40291	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/16/2029	2.7	2.7	2.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Two Pie Lovers LLC dba Pizza Outpost	(#,^)	302 E. Millitary Hwy U1122, Brackettville, TX 78832	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	41.7	41.7	47.1	0.02%
The Lobster Pot Inc	(#,^)	119 Hope St., Bristol, RI 02809	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/10/2044	353.3	353.3	398.9	0.13%
Aloha To Go LLC	(#,^)	5903 Seminole Blvd, Seminole, FL 33772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2029	12.4	12.4	12.4	—%
NYM Solutions Inc.dba NYM Solutions, Inc	(#)	12150 SW 128th St. CT Ste 209, Miami, FL 33186	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	10.4	10.4	11.6	—%
Folklore Music Exchange LLC	(#,^)	617 Tennessee Ave, Charleston, WV 25302	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/6/2029	4.1	4.1	4.0	—%
EPIFAB,LLC	(#,^)	1341 Brooks St. Unit D, Ontario, CA 91762	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	5/3/2029	17.1	17.1	17.4	0.01%
Global Enterprises LLC dba Verdi Pizza	(#,^)	3111 S Valley View Blvd, Las Vegas, NV 89102	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/3/2029	16.8	16.8	16.7	0.01%
Life View Prenatal Imagery, LLC	(#,^)	312 79th Ave North, Myrtle Beach, SC 29572	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/3/2029	4.9	4.9	4.9	—%
Mark Garvin dba Tipsy Canyon Winery	(#,^)	150 Upper Joe Creek Rd, Manson, WA 98831	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	5/3/2044	101.4	101.4	114.5	0.04%
Art Amore Studios, LLC	(#,^)	6507 Jester Blvd, Ste #107, Austin, TX 78750	Educational Services	Term Loan	Prime plus 2.75%	5/3/2029	4.5	4.5	4.4	—%
Modern Trousseau, LLC	(#,^)	125 Bradley Rd, Woodbridge, CT 06525	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	5/1/2029	251.3	251.3	263.9	0.09%
DeVega Juice Co, - East Cobb, LLC dba Clean Juice Johnson Ferry	(#,^)	1205 Johnson Ferry Rd Ste 124, Marietta, GA 30068	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2029	51.8	51.8	54.8	0.02%
Midlothian Hardware, Inc dba Grills True Value	(#,^)	475 West 147th St, Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/29/2029	31.9	31.9	34.0	0.01%
Sona USA, Inc	(#,^)	15280 NW 79th Ct Ste 109, Miami Lakes, FL 33016	Telecommunications	Term Loan	Prime plus 2.75%	4/26/2029	131.7	131.7	134.4	0.04%
Pellegrin Marine Transportation, LLC	(#,^)	117 Country Village Dr, Raceland, LA 70394	Support Activities for Transportation	Term Loan	Prime plus 2.75%	4/26/2029	116.8	116.8	118.5	0.04%
La Dolce Vita LLC.	(#,^)	196 N. Holiday Rd, Miramar Beach, FL 32550	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2044	449.3	449.3	507.3	0.16%
La Dolce Vita, LLC, La Dolce Vita Watersports LLC, LDV Golf Cart	(#,^)	196 N. Holiday Rd, Miramar Beach, FL 32550	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/25/2029	398.9	398.9	405.8	0.13%
Jones Roger Sherman Inn, Inc.	(#,^)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/25/2029	121.9	121.9	129.8	0.04%
All My Best Inc.	(#,^)	4320 Anthony Court Stes 1,2,3, Rocklin, CA 95677	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/19/2029	49.9	49.9	50.4	0.02%
ER & DC McPherson Holdings, LLC	(#,^)	6957 W Broward Blvd., Plantation, FL 33317	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/19/2029	39.0	39.0	39.0	0.01%
2Choice2Friends dba 2 N 1 Salad Bar and Grill	(#)	901 W Braker Lane, Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	10.3	10.3	11.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Expert Building Services LLC	(#,^)	74 Roosevelt St., Pequannock Township, NJ 07440	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/17/2029	16.3	16.3	16.2	0.01%
Modern Demo & Services LLC	(#,^)	10161 W Park Run Dr, Las Vegas, NV 89145	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2029	99.7	99.7	99.7	0.03%
Rello, Inc. dba ID Salon	(#)	8063 Jericho Turnpike, Woodbury, NY 11797	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	5.0	5.0	5.5	—%
Pranamji Inc dba Ohara's Beverage Spot	(#,^)	2300 Levit Rd, Lorain, OH 44052	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/16/2044	45.0	45.0	50.9	0.02%
Bill Berger LLC	(#,^)	8728 Tireman Ave, Detroit, MI 48204	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/12/2029	7.2	7.2	7.1	—%
P. Moss Enterprises, LLC dba Garage Experts-Mid Atlantic	(#,^)	3563 South River Terrace, Edgewater, MD 21037	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	35.1	35.1	35.4	0.01%
Samco Food Corp dba C-Town Supermarket	(#,^)	1761 Nostrand Ave, Brooklyn, NY 11226	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/12/2029	79.8	79.8	79.3	0.03%
Gilpin Enterprises, LLC dba Jon Smith Subs	(#,^)	17790 State Rd 54, Lutz, FL 33458	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2029	63.9	63.9	64.3	0.02%
Southern Gulf Construction, Inc.	(#,^)	367 Pine Island Rd, North Fort Myers, FL 33903	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/12/2029	88.7	88.7	92.6	0.03%
J.T. ONeill Company, LLC	(#,^)	19972 Willowin Farm Lane, Purceville, VA 20132	Real Estate	Term Loan	Prime plus 2.75%	4/12/2029	7.8	7.8	7.7	—%
Maxiflex LLC	(#,^)	512 Verret St., New Orleans, LA 70114	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/11/2029	49.9	49.9	53.1	0.02%
VRGE Strategies LLC	(#,^)	1155 15th St NW, Washington, DC 20005	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/10/2029	50.6	50.6	50.3	0.02%
Georgetown Milling Co, LLC	(#,^)	9001 Wentworth Springs Rd, Georgetown, CA 95634	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	4/9/2029	10.2	10.2	10.3	—%
FRAJOVI Urban Air, LLC dba Urban Air Trampoline & Adventure Park	(#,^)	1256 Indian Head Rd, Toms River, NJ 08755	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	1/8/2030	488.7	488.7	522.7	0.17%
Bose and Avinder, Inc.and Carmel and Preet Inc	(#,^)	28201 Date Palm Dr, Cathedral City, CA 92234	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2029	49.2	49.2	52.4	0.02%
Marnon Enterprise LLC	(#,^)	6713 Biscay Hbr, San Antonio, TX 78249	Administrative and Support Services	Term Loan	Prime plus 2.75%	4/5/2029	3.8	3.8	3.8	—%
Ren Investment Group Inc dba True Positon Manufacturing	(#,^)	40 Sandra Dr, South Windsor, CT 06074	Machinery Manufacturing	Term Loan	Prime plus 2.75%	3/29/2029	633.6	633.6	633.3	0.20%
J Brothers Enterprises, LLC	(#,^)	1101 NW 12TH Ave, Ava, MO 65608	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/29/2044	613.8	613.8	693.0	0.22%
EJ & James Transport LLC	(#,^)	3100 Drewsky Lane Unit 108, Fort Mills, SC 29715	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	7.5	7.5	7.6	—%
Outtasight Careers, LLC dba Gecko Hospitality	(#,^)	109 W Fern St., Tampa, FL 33604	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2029	41.1	41.1	40.8	0.01%
Turtle Shirts, LLC	(#,^)	10241 Metro Pkwy# 108, Ft Myers, FL 33966	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/29/2029	44.1	44.1	44.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Complete Care IT LLC	(#,^)	4801 South University Dr Ste 125, Davie, FL 33328	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2029	41.5	41.5	41.2	0.01%
Royalty Freight Inc.	(#,^)	3728 W McKinley Ave, Fresno, CA 93772	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	338.9	338.9	346.8	0.11%
Pizzaplex L3C	(#,^)	4458 West Vernor Hwy, Detroit, MI 48209	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	35.4	35.4	35.4	0.01%
Bhatti LLC dba Auntie Ann's & Bhatti LLC 1	(#,^)	7219 Silver Mist Ave, North Chesterfield, VA 23237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2029	130.6	130.6	129.4	0.04%
Reliable Power Group Inc. dba Batteries & bulbs Pensacola	(#,^)	6895 N. 9th Ave Ste B, Pensacola, FL 32504	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/29/2029	79.1	79.1	78.5	0.03%
Bright Freight Solution, LLC	(#,^)	1112 N Main St, Manteca, CA 95336	Truck Transportation	Term Loan	Prime plus 2.75%	3/29/2029	752.5	752.5	767.9	0.25%
Key HR Associates, Inc dba Parents Choice for Kids	(#,^)	3150 West Park Dr, Burnsville, MN 55306	Social Assistance	Term Loan	Prime plus 2.75%	3/29/2044	443.8	443.8	501.1	0.16%
Hamsons Inc.	(#,^)	4900 Hopyard Rd, Pleasanton, CA 94588	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/29/2029	148.3	148.3	147.0	0.05%
Bayco Enterprises, Inc	(#,^)	128 Cowesett Ave, West Warwick, RI 02893	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2044	189.2	189.2	213.6	0.07%
NuBe Business Group LLC	(#,^)	2140 44th St SE, Ste 201, Grand Rapids, MI 49508	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/29/2044	39.0	39.0	44.1	0.01%
Stillwater Ventures, LLC	(#,^)	8272 W. Sunset Blvd, Los Angeles, CA 90048	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/29/2029	303.5	303.5	313.7	0.10%
Raven's Place LLC	(#,^)	13031 S Western Ave, Blue Island, IL 60406	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/29/2044	672.4	672.4	759.2	0.25%
J.C. Pallet Company, Inc.	(#,^)	18427 New Kent Hwy, Barhamsville, VA 23011	Wood Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2029	356.0	356.0	369.1	0.12%
GS Bath Inc	(#,^)	5335 E. Kaviland Ave, Fresno, CA 93725	Truck Transportation	Term Loan	Prime plus 2.75%	3/28/2029	250.8	250.8	255.8	0.08%
Custom Vinyl Products LLC	(#,^)	260 Enterprise Dr, Newport News, VA 23603	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/28/2044	964.0	964.0	1,088.4	0.35%
Skaggs RV Outlet ,LLC	(#,^)	301 Commerce Dr, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/28/2029	197.1	197.1	209.5	0.07%
Cocomo Joe's LLC	(#,^)	3949 New Rd, Youngstown, OH 44515	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2029	2.8	2.8	2.8	—%
PA Sobol Partners LLC dba Sobal	(#,^)	206 Rohrerstown Rd, Lancaster, PA 17603	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/28/2029	41.0	41.0	41.3	0.01%
DC AG, LLC dba Big B Sales	(#,^)	674 LA- 8, Sicily Island, LA 71368	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/27/2044	559.7	559.7	631.9	0.20%
Ocean Trans LLC and Dehal Trucking LLC	(#,^)	1415 W Anderson St., Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	3/27/2029	60.1	60.1	63.9	0.02%
Cinco Fit LLC dba Cinco Fit	(#,^)	23010 Highland Knolls Blvd, Ste G, Katy, TX 77494	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2029	130.5	130.5	129.4	0.04%
Danielle Vance LPC, LLC dba Danielle Vance MA, LPC	(#,^)	1127 Auraria Pkwy, Ste 201, Denver, CO 80204	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/27/2029	4.5	4.5	4.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Heritage Hills Athletics 1, LLC and Heritage Hills Athletics 1, LLC	(#,^)	2880 Carol Rd, East York, PA 17402	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/26/2044	1,220.5	1,220.5	1,377.9	0.45%
District 5 Boutique LLC	(#,^)	317 N Farview Ave, Paramus, NJ 07652	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/26/2029	98.9	98.9	98.0	0.03%
J & C May Properties, LLC	(#,^)	315 Sylamore Ave, Mountain View, AR 72560	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/22/2044	1,081.8	1,081.8	1,221.3	0.39%
Virginia Industrial Plastics, Inc.	(#,^)	2454 N East Side Hwy,, Elkton, VA 22827	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2044	290.0	290.0	327.4	0.11%
Gary Krause dba Gary Krause Landscaping & Design	(#,^)	489 Hamilton Rd, Jacksonville, OR 97530	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/22/2029	4.7	4.7	4.9	—%
Virginia Industrial Plastics, Inc.	(#,^)	2454 North East Side Hwy, Elkton, VA 22827	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/22/2029	233.4	233.4	248.1	0.08%
American Trails Transport, LLC	(#,^)	8704 Grand Ave, Billings, MT 59106	Truck Transportation	Term Loan	Prime plus 2.75%	3/21/2029	44.0	44.0	44.8	0.01%
Michigan Neurosurgical Institute P.C.	(#,^)	9400 South Saginaw St., Unit 1, Grand Blanc, MI 48439	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2029	143.4	143.4	142.4	0.05%
Mega Trucking LLC and Olyimpian Industries LLC	(#,^)	5979 NW 151st St, Miami Lakes, FL 33014	Truck Transportation	Term Loan	Prime plus 2.75%	3/20/2029	316.2	316.2	325.1	0.11%
Michigan Neurosurgical Institute, P.C., Optical Spine,LLC	(#,^)	9400 South Saginaw St., Unit 1, Grand Blanc, MI 48439	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/20/2044	338.0	338.0	381.6	0.12%
Sound Manufacturing Inc	(#,^)	1 Williams Lane, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/20/2029	39.5	39.5	39.2	0.01%
Game Station, Inc.	(#,^)	2917 1st Ave SE, Cedar Rapids, IA 52402	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/19/2029	207.7	207.7	211.1	0.07%
Marvellous Print & Ship LLC	(#,^)	605 W Main St, Oxford, KS 67119	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/19/2029	2.7	2.7	2.6	—%
Vanchoc Transport Inc	(#,^)	137 3rd St, Brooklyn, NY 11231	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/15/2029	69.0	69.0	68.4	0.02%
B & W Towing LLC	(#,^)	701 Addison Rd, Painted Post, NY 14870	Support Activities for Transportation	Term Loan	Prime plus 2.75%	3/15/2029	45.5	45.5	48.4	0.02%
Panetcarne Inc.dba Jersey Mike's Subs Greenfield	(#,^)	23077 Greenfield Rd, Southfield, MI 48075	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	74.0	74.0	74.3	0.02%
Screening Services Group, LLC	(#,^)	8670 Wilshire Blvd, Beverly Hills, CA 90211	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/14/2029	235.5	235.5	236.1	0.08%
Mill Creek Early Childhood Program LLC	(#,^)	510 South Batavia Ave, Batavia, IL 60510	Social Assistance	Term Loan	Prime plus 2.75%	8/11/2029	50.9	50.9	50.7	0.02%
Alpine Remediation, Inc, T & M Holdings, LLC	(#,^)	14252 W 44th Ave Unit F, Golden, CO 80403	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/8/2029	69.3	69.3	70.9	0.02%
Precise Air Systems, Inc	(#,^)	5467 W San Fernando Rd, Los Angeles, CA 90039	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/8/2029	224.6	224.6	223.8	0.07%
Wildflour Bakery & Cafe LLC	(#,^)	5137 Clareton Dr Ste 100,110 & 120, Agoura Hills, CA 91301	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/8/2029	69.3	69.3	68.6	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

D & S Village Hardware LLC dba Cedar Mountain Country Store	(#,^)	76 Ranch Rd a/k/a 3695 Movie Ranch Rd, Duck Creek, UT 84762	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/8/2044	191.9	191.9	216.7	0.07%
Seeds of Knowledge Creative Learning Center LLC	(#,^)	15101 West McNichols Rd, Detroit, MI 48235	Social Assistance	Term Loan	Prime plus 2.75%	3/7/2044	21.4	21.4	24.2	0.01%
Doble Rentals, L.L.C , Doble Rentals 2, LLC, Doble Rentals 3, LLC	(#,^)	487 Elizabeth Lake Rd, Waterford, MI 48328	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/4/2029	124.5	124.5	123.4	0.04%
Monkey Bones LLC	(#,^)	3361 Dayton Xenia Rd, Beavercreek, OH 45432	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2044	17.9	17.9	20.2	0.01%
Wooter Apparel, Inc	(#,^)	727 Page Ave., Staten Island, NY 10307	Nonstore Retailers	Term Loan	Prime plus 2.75%	2/28/2029	39.2	39.2	39.2	0.01%
NY Scoops LLC dba Cool Suppliers and Breakneck Road LLC	(#,^)	20 Silver Fox Lane, Sussex, NJ 07461	Food Manufacturing	Term Loan	Prime plus 2.75%	2/28/2029	3.9	3.9	4.1	—%
Shah Medical Center SC & Heeena Shyamani	(#,^)	484 Summit St, Elgin, IL 60120	Hospitals	Term Loan	Prime plus 2.75%	2/28/2044	216.0	216.0	243.9	0.08%
Woodard Electric Services, Inc.	(#,^)	1600 Carter Cove Rd, Hayesville, NC 28904	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2029	17.0	17.0	16.9	0.01%
Matrix Z LLC	(#)	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	10.2	10.2	11.3	—%
Harbor Management Company Inc dba Jamba Juice	(#,^)	5501 Josh Birmingham Pkwy Concourse A, Charlotte, NC 28208	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/22/2029	117.7	117.7	117.3	0.04%
Mia Restoration Inc dba PuroClean and Puroclean of Morristown NJ	(#,^)	3633 B Hill Rd, Parsippany, NJ 07054	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/21/2029	32.4	32.4	32.5	0.01%
Rob Barletta's Hockey School, Inc	(#,^)	2130 Providence Hwy, Walpole, MA 02081	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	2/19/2029	85.4	85.4	90.7	0.03%
Bowl 360 Inc.	(#,^)	98-18 Rockaway Blvd, Far Rockaway, NY 11417	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	109.4	109.4	108.7	0.04%
Bowl 360 Inc.	(#,^)	98-18 Rockaway Blvd, Ozone Park, NY 11417	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2029	127.6	127.6	130.7	0.04%
Outler Transportation Services,LLC	(#,^)	3775 Carriage Downs CT SW, Snellville, GA 30039	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/19/2029	37.4	37.4	37.3	0.01%
Integris Roofing, Inc	(#,^)	1174 Yellostone Dr, Lake Arrowhead, CA 92532	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/15/2029	17.6	17.6	17.5	0.01%
M & M Burgers Inc dba Checkers	(#,^)	530 Willis Ave, Bronx, NY 10455	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	91.4	91.4	91.8	0.03%
Par-Man, Inc. dba Rockstar Tattoo	(#,^)	450 Fremont St #109 and 113, Las Vegas, NV 89101	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	2/14/2029	49.1	49.1	48.9	0.02%
KHSE Parks, Inc.	(#,^)	600 West Charles St., Matthews, NC 28105	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/14/2029	62.8	62.8	62.2	0.02%
Tony Herring & Associates, Inc	(#,^)	211 West Camellia Dr, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/14/2029	11.8	11.8	12.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Gateway Veterinary Services, P.C. dba Liberty Animal Clinic	(#,^)	9212 Liberty Ave, Ozone Park, NY 11417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/14/2044	131.5	131.5	148.5	0.05%
Precedence Enterprises LLC dba Spartan Junk Removal	(#,^)	8101 Sandy Spring Rd Ste 250N, Laurel, MD 20707	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	2/8/2029	10.8	10.8	11.1	—%
Shepherd Fitness, LLC dba Workout Anytime Ooltewah	(#,^)	9408 Apison Pike, Ste 11, Ooltewah, TN 37363	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/8/2029	133.3	133.3	135.6	0.04%
EJGR Corp dba Brite Energy Solutions	(#,^)	87 Main St. Upper Level, Hastings-on-Hudson, NY 10706	Utilities	Term Loan	Prime plus 2.75%	2/8/2029	37.0	37.0	36.7	0.01%
Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 78249	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/8/2029	2.9	2.9	3.0	—%
Creative Counseling Nashville PLLC	(#,^)	4119 Gallatin Pike, Nashville, TN 37216	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/7/2029	0.8	0.8	0.8	—%
Hernando Beach Motel Inc.,The Purple Cow House of Pancake Inc	(#,^)	4291 Shoal Line Blvd, Hernando Beach, FL 34607	Accommodation	Term Loan	Prime plus 2.75%	2/1/2029	11.8	11.8	12.5	—%
Jesus and Son's Landscape Contractors, LLC	(#,^)	4371 Durham Court, Denver, CO 80239	Administrative and Support Services	Term Loan	Prime plus 2.75%	2/1/2029	45.1	45.1	45.3	0.01%
Employer Resource Services LLC dba Data Pool	(#,^)	500 Research Rd, Richmond, VA 23236	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2029	28.0	28.0	27.8	0.01%
MYC Motors Inc	(#,^)	3808 Vegas Dr, Las Vegas, NV 89108	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	1/30/2044	71.3	71.3	80.5	0.03%
FNF LLC dba AK Wine Grotto	(#,^)	11109 Old Seward Hwy, Anchorage, AK 99515	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/22/2029	192.6	192.6	191.0	0.06%
IGWT Coffee, LLC dba PJ's Coffee of New Orleans	(#,^)	414 Union St, Nashville, TN 37219	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2029	64.2	64.2	63.6	0.02%
MMC Investors, LLC dba Clean Juice	(#,^)	2879 W 95th St. Ste 195, Naperville, IL 60564	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/18/2029	69.5	69.5	69.6	0.02%
Hilco Athletics & Graphics Inc	(#,^)	55 Green Hill St., West Warwick, RI 02816	Apparel Manufacturing	Term Loan	Prime plus 2.75%	1/16/2044	65.4	65.4	73.9	0.02%
Fluid Connections LLC dba BurgerIM	(#,^)	174 El Cerrito Plaza, El Cerrito, CA 94530	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	48.7	48.7	49.6	0.02%
CMLCLEARWATERBEACH.LLC dba Cousins Maine Lobster	(#,^)	309 Coronado Dr, Clearwater Beach, FL 33767	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/11/2029	70.8	70.8	70.8	0.02%
HSR Tacos LLC dba California Tortilla	(#,^)	11694 Sudley Manor Dr, Manassas, VA 20109	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/11/2029	43.7	43.7	43.4	0.01%
Rashed and Shabila LLC	(#,^)	14865 Hwy 92, Woodstock, GA 30188	Gasoline Stations	Term Loan	Prime plus 2.75%	1/4/2029	17.5	17.5	17.9	0.01%
Romain Tower Inc. David Romaine, Sugar Land Crane and Rigging, LLC	(#,^)	215 S Persimmon St,, Tomball, TX 77375	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/31/2028	204.8	204.8	203.0	0.07%
The Chop House Inc.	(#,^)	191 Old Tower Hill Rd., South Kingstown, RI 02879	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/31/2043	529.8	529.8	598.1	0.19%

Superior Concepts Acquisition Corp	(#,^)	1710 Tiles Ct, Grand Haven, MI 49417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2028	99.6	99.6	100.6	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Nix and Nix Funeral Home North Inc,	(#,^)	1621 W. Dauphin St., Philadelphia, PA 08065	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	552.6	552.6	623.8	0.20%
Superior Concepts Acquisition Corp	(#,^)	1710 Tiles Court, Grand Haven, MI 49417	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/28/2043	497.4	497.4	561.6	0.18%
Galt Insurance Group of Bonita Springs, LLC & Bonita Safety Institut	(#,^)	10911 Bonita Beach Rd SE Unit 104 A & 104B, Bonita Springs, FL 34135	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/28/2043	17.8	17.8	20.1	0.01%
Omega Funeral and Cremation Services,LLC	(#,^)	9503 Kenwood Rd, Cincinnati, OH 45242	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/28/2043	324.1	324.1	365.9	0.12%
American Rewinding of NC Inc dba MTS	(#,^)	1825 N Rocky River Rd, Monroe, NC 28110	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2028	370.9	370.9	374.8	0.12%
East Breeze LLC dba Historic Springdale Pub and Eatery	(#,^)	32302 East Historic Columbia River Hwy, Corbett, OR 97019	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2043	121.8	121.8	137.5	0.04%
Medworxs Inc.	(#,^)	6857 Timbers Dr, Evergreen, CO 80439	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/27/2028	8.1	8.1	8.0	—%
Fave Realty Inc.	(#,^)	74 Larkfield Rd, East Northport, NY 11731	Real Estate	Term Loan	Prime plus 2.75%	12/27/2043	117.3	117.3	132.4	0.04%
Green Valley Landscape Management Inc. dba Apopka Mower and Equipment	(#,^)	2975 W Orange Blossom Trail, Apopka, FL 32712	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2043	440.8	440.8	497.7	0.16%
Reservations Unlimited LLC	(#,^)	312 W Main St., Red River, NM 87558	Real Estate	Term Loan	Prime plus 2.75%	12/26/2043	85.5	85.5	96.5	0.03%
BD Branson Victorian LLC dba Branson Victorian Inn	(#,^)	450 South Hwy 165, Branson, MO 65616	Accommodation	Term Loan	Prime plus 2.75%	12/24/2043	472.8	472.8	533.8	0.17%
RM Hawkins LLC	(#,^)	5141 Topaz Dr, Colorado Springs, CO 80918	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/24/2028	231.5	231.5	235.6	0.08%
Timios Enterprises Corp dba Palm Court	(#,^)	1912 N Arlington Heights Rd., Arlington Heights, IL 60004	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/24/2043	683.7	683.7	771.9	0.25%
Fifth Wheel Truck Stop 001, Inc.	(#,^)	3767 South Golden State Blvd, Fresno, CA 93725	Gasoline Stations	Term Loan	Prime plus 2.75%	12/21/2028	79.5	79.5	78.6	0.03%
Diamond Estates LLC	(#,^)	110 Court St Ste 1, Cromwell, CT 06416	Construction of Buildings	Term Loan	Prime plus 2.75%	12/21/2028	57.9	57.9	57.2	0.02%
Burgess and Dudley, Incorporated	(#,^)	24462 NW 9th Place, Newberry, FL 32669	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/21/2028	183.5	183.5	185.3	0.06%
The Law Office of Jared E. Shapiro, P.A	(#,^)	7777 Glades Rd, Ste 100, Boca Raton, FL 33434	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	8.7	8.7	8.6	—%
Royalty Freight Inc	(#,^)	3728 W McKinley Ave, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	12/21/2028	75.5	75.5	74.6	0.02%
LP Industries, Inc and Playground Packages, LLC	(#,^)	2040 Norwood, Lenoir, NC 28645	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	81.2	81.2	80.4	0.03%
Accel Compression Inc.,Accel Workover Services Inc dba Mica Tool	(#,^)	4500 S Country Rd, Odessa, TX 79768	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/21/2044	165.9	165.9	187.3	0.06%
Cammarata Associates LLC	(#,^)	5 Greentree Center, Marlton, NJ 08053	Credit Intermediation and Related Activities	Term Loan	Prime plus 2.75%	12/21/2028	57.9	57.9	57.2	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

C&D Trucking & Equipment Service, Inc.	(#,^)	4015 Jennings Rd, Cleveland, OH 44109	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2043	111.1	111.1	125.5	0.04%
Precision Bytes LLC dba Tower Connect	(#,^)	607 West Magnolia Ave, Fort Worth, TX 76104	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	100.3	100.3	99.2	0.03%
Baseline Health, LLC & Baseline Health Management, LLC	(#,^)	1101 Stewart Ave Ste 104, Garden City, NY 11530	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2028	91.8	91.8	91.7	0.03%
Sesolinc GRP, Inc.	(#,^)	806 Randy Lowery Rd, Statesboro, GA 30461	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/21/2028	289.5	289.5	296.4	0.10%
ETS Tree Service Inc and Eastern Tree Service, Inc	(#,^)	4813 Pinson Valley Pkwy, Birmingham, AL 35215	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/21/2028	183.4	183.4	186.8	0.06%
Alaska Motor Home Inc	(#,^)	6633 Brayton Dr, Anchorage, AK 99507	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	232.1	232.1	237.7	0.08%
Graff Excavating, Inc	(#,^)	803 E State St., Toledo, IA 52342	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/20/2028	150.9	150.9	150.3	0.05%
Local Liberty Inc dba The Wardsboro Country Store	(#,^)	23 Main St., Wardsboro, VT 05355	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/20/2043	147.4	147.4	166.5	0.05%
Yellow Fin Marine Services LLC, K Marine XI, LLC K Marine VIII, LLC	(#,^)	2043 Coteau Rd, Houma, LA 70364	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/20/2028	304.6	304.6	323.0	0.10%
Flashii App, Inc.	(#,^)	3031 Tisch Way, 1st Floor, San Jose, CA 95128	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	48.2	48.2	51.2	0.02%
Healthy and Fresco LLC	(#,^)	1671 Belle Isle Ave Ste 110- Office C, Mount Pleasant, SC 29464	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2029	35.6	35.6	35.9	0.01%
Roots N Shoots, LLC & Yardplus LLC	(#,^)	86 Boston Rd, Chelmsford, MA 01824	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/20/2028	41.7	41.7	41.6	0.01%
CK Green Partners, LLC dba Reis and Irvy"s Columbus	(#,^)	5010 Augusta Dr, Westerville, OH 43082	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2029	148.5	148.5	152.8	0.05%
Hotel Compete, LLC	(#,^)	223 W Jackson Blvd, Chicago, IL 60606	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2028	48.2	48.2	47.7	0.02%
Accent Comfort Services, LLC	(#,^)	5035 W. W.T. Harris Blvd Ste C, Mecklenburg, NC 28269	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/19/2028	53.1	53.1	52.7	0.02%
Sheldon T Banks and Sheldon T Banks LLC dba Serenity Funeral chapel ll	(#,^)	G-2340 West Carpenter Rd, Flint, MI 48505	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/19/2044	403.6	403.6	455.6	0.15%
JejoJesi Corp dba Dukunoo Jamaican Kitchen, Dunkunoo	(#,^)	316 NW 24th St., Miami, FL 33180	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2029	58.2	58.2	59.5	0.02%
The Cromer Company	(#,^)	9800 NW 78th Ave, Hialeah Gardens, FL 33016	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/19/2028	420.9	420.9	416.8	0.13%
Ventures TBD LLC dba The Bottle Tree	(#,^)	102 Davis St., Belmont, NC 28012	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2043	93.8	93.8	105.9	0.03%
Peanut Butter & Co., Inc.	(#,^)	119 West 57th St., Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/14/2028	193.0	193.0	190.8	0.06%
Mediterranean Tastes Inc dba Mediterranean Tastes Since 1974	(#,^)	196-15 Northern Blvd, Flushing, NY 11318	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/14/2028	12.2	12.2	12.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Alpha Landscape Contractors, Inc	(#,^)	2823 Fllintstone Rd, Millers, MD 21102	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/14/2029	250.6	250.6	254.6	0.08%
Alpha Omega Trucking LLC	(#,^)	14432-14452 Stateline Rd, Brookings, OR 97415	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2028	54.1	54.1	57.3	0.02%
Cordoba Foods LLC, Multi Logistics Network Inc, Karina Mena	(#,^)	4477 E 11th Ave, Hialeah, FL 33013	Food Manufacturing	Term Loan	Prime plus 2.75%	12/14/2028	245.1	245.1	247.8	0.08%
Healthy Human, LLC	(#,^)	1007 Johnnie Dodds Blvd., Ste 123, Mount Pleasant, SC 29464	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2028	96.4	96.4	95.3	0.03%
Fitness Orlando LLC & Fitness Orlando Oviedo, LLC	(#,^)	160 Tuskawilla Rd Ste 1214, Winter Springs, FL 32708	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/14/2028	212.4	212.4	214.4	0.07%
L&M Services, LLC	(#,^)	560 Main St., Milford, UT 84751	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2043	190.0	190.0	214.5	0.07%
Sound Contracting LLC	(#,^)	148 Holmgren Place, Girdwood, AK 99587	Construction of Buildings	Term Loan	Prime plus 2.75%	12/14/2028	33.3	33.3	34.0	0.01%
Sound Contracting LLC	(#,^)	148 Holmgren Place, Girdwood, AK 99587	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/14/2043	187.7	187.7	212.0	0.07%
OC Helicopters LLC	(#,^)	19711 Campus Dr Ste 260, Santa Ana, CA 92707	Air Transportation	Term Loan	Prime plus 2.75%	12/13/2028	68.0	68.0	72.1	0.02%
The Miller Center for Esthetic Excellence,	(#,^)	22 Old Short Hills Rd,, Livingston, NJ 07039	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/13/2043	378.2	378.2	427.0	0.14%
Plan B Burger LLC	(#,^)	484 Farmington Ave, Hartford, CT 06105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/13/2029	812.9	812.9	823.8	0.27%
Burton Realty Co., Inc dba Anchor Realty, Northeast	(#,^)	2200 Michener St, Ste 12, Philadelphia, PA 19115	Real Estate	Term Loan	Prime plus 2.75%	12/13/2028	173.5	173.5	171.5	0.06%
Tapia Auto Care, LLC dba Shoreline Quick Lube and Car Wash	(#,^)	2 Center Rd,, Old Saybrook, CT 06475	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/13/2043	928.0	928.0	1,047.8	0.34%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	575 Panama Lane, Bakersfield, CA 93307	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/12/2043	114.0	114.0	128.7	0.04%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd, Ste 111, Joliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/12/2029	8.2	8.2	8.1	—%
Airstrike Firefighters LLC	(#,^)	18115 62nd Ave NE, Kenmore, WA 98028	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	12/12/2028	987.3	987.3	1,015.3	0.33%
Ashwood Food Services Inc. dba Jake Rooney's	(#,^)	119 Brooks Rd, Harwich Port, MA 02646	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/12/2043	205.0	205.0	231.4	0.07%
Behind The Scenes Chicago, LLC dba Paramount Events	(#,^)	2744 W. Roscoe St., Chicago, IL 60618	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	124.0	124.0	131.8	0.04%
Ashwood Food Services, Incorporated dba Jake Rooney's	(#,^)	119 Brooks Rd, Harwich Port, MA 02646	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/12/2029	52.5	52.5	53.3	0.02%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	575 Panama Lane, Bakerfield, CA 93307	Food and Beverage Stores	Term Loan	Prime plus 2.75%	1/12/2029	46.4	46.4	46.0	0.01%
Googlyoogly, LLC dba Bi-Rite Supermarket	(#,^)	10867 W Jefferson Ave, River Rouge, MI 46218	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/11/2043	192.8	192.8	217.7	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Hilltop Wine Shop, Inc dba Hiltop Wine Shop	(#,^)	7505 Highland Rd, White Lake, MI 48383	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/11/2043	121.6	121.6	137.3	0.04%
Oregon Medical Training Private Career School Inc.	(#,^)	1126 Gateway Loop, Ste 108, Springfield, OR 97702	Educational Services	Term Loan	Prime plus 2.75%	1/11/2029	31.0	31.0	30.7	0.01%
TFE Resources ,LTD	(#,^)	11 Easter Court Ste G, Owings Mills, MD 21117	Utilities	Term Loan	Prime plus 2.75%	1/11/2029	449.8	449.8	452.8	0.15%
Duck's Nuts Inc dba Pet Place Market	(#,^)	212 Bendigo Blvd. N, North Bend, WA 98045	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/11/2029	33.6	33.6	34.3	0.01%
EMES Supply, LLC	(#,^)	35622 Vine St., EastLake, OH 44095	General Merchandise Stores	Term Loan	Prime plus 2.75%	1/11/2029	97.0	97.0	97.2	0.03%
White Wilson & Associates LLC	(#,^)	16238 Louis Ave., South Holland, IL 60473	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/11/2043	40.4	40.4	45.6	0.01%
Team Henry, LLC dba Kelly Automotive of Deltona	(#,^)	1290 Doyle Rd, Deltona, FL 32725	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/10/2043	371.6	371.6	419.5	0.14%
ZLM Services LLC	(#,^)	51343 Oro Rd, Shelby Township, MI 33444	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/10/2029	31.0	31.0	30.7	0.01%
Food Service Industry Consultants Inc.	(#,^)	1465 Kelly Johnson Blvd, Colorado Springs, CO 80920	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/7/2029	55.4	55.4	55.0	0.02%
CET Inc	(#,^)	4709 N El Capitan Ave. Ste 205, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	1/6/2029	900.4	900.4	910.3	0.29%
Metro R Services Inc. and Metal & Roof Supplies Inc.	(#,^)	20 Universal Place, Carlstadt, NJ 07072	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/6/2029	160.6	160.6	170.7	0.06%
Unique Home Solutions Inc. and Unique Home Solutions of Ohio	(#,^)	5550 Progress Rd, Indianapolis, IN 46241	Construction of Buildings	Term Loan	Prime plus 2.75%	1/5/2029	197.5	197.5	210.0	0.07%
Levine Daycare Inc dba Kids R Kids	(#,^)	415 Woodbury Rd, Orlando, FL 32828	Social Assistance	Term Loan	Prime plus 2.75%	1/5/2029	209.0	209.0	212.7	0.07%
The Altitude Group LLC	(#,^)	949 A Clint Moore Rd, Boca Raton, FL 33487	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/4/2029	108.8	108.8	108.1	0.03%
Access Staffing, LLC	(#,^)	360 Lexington Ave 8th Floor, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/4/2029	150.4	150.4	149.0	0.05%
York Concrete Corp	(#,^)	1 Plumb CT., Huntington Station, NY 11746	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2043	187.5	187.5	211.6	0.07%
Swantown Inn and Spa, LLC	(#,^)	1431 11th Ave SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus 2.75%	1/3/2029	10.5	10.5	11.1	—%
Cabrera's Auto Services LLC	(#,^)	2206 N Central Ave, Chicago, IL 60639	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2043	76.9	76.9	86.8	0.03%
Hernando Beach Motel LLC,The Purple Cow House o APancake AInc.	(#,^)	4291 Shoal Line Blvd, Hernando Beach, FL 34607	Accommodation	Term Loan	Prime plus 2.75%	11/30/2043	213.4	213.4	240.9	0.08%
Luxury Furniture, Inc.dba Venicasa & Luxe Home Interiors	(#,^)	13762 W State Rd 84, Davie, FL 33325	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/30/2028	96.0	96.0	100.9	0.03%
Microplex Co, Third Market LLC	(#,^)	244 Spokane Ave, Whitefish, MT 59937	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/30/2028	126.6	126.6	125.5	0.04%
Water Station Holdings LLC	(#,^)	1104 N Keystone Ave, Indianapolis, IN 46201	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/30/2028	506.5	506.5	523.4	0.17%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Tammy's Place LLC	(#,^)	235 North Mosby Ave, Littleton, NC 27850	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2044	421.3	421.3	475.7	0.15%
Albert M. Quashie, DDS, PC	(#,^)	3331 Toledo Terrace Ste 308, Hyattsville, MD 20782	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/29/2043	61.7	61.7	69.7	0.02%
Albert M Quashie, DDS, PC	(#,^)	3331 Toledo Terrace Ste 308, Hyattsville, MD 20782	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/29/2028	67.2	67.2	69.2	0.02%
JJB Production LLC	(#,^)	458 N 7th St., Newark, NJ 07107	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/29/2028	5.6	5.6	5.6	—%
Level Up Gaming, Inc	(#,^)	1132 Creighton Rd, Pensacola, FL 32504	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	11/28/2043	85.4	85.4	96.4	0.03%
True Love Christian Academy LLC	(#,^)	466 E Raines Rd, Memphis, TN 38109	Social Assistance	Term Loan	Prime plus 2.75%	12/28/2043	39.8	39.8	45.0	0.01%
Extreme Granite Corp	(#,^)	251 NW 1st St., Deerfield Beach, FL 33441	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/28/2043	177.9	177.9	200.8	0.06%
Sky Wonder Pyrotechnics, LLC dba Sky Wonder Fire and Safety Gear Up	(#,^)	3626 CR 203, Liverpool, TX 77577	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/28/2043	419.9	419.9	474.0	0.15%
Thames Aquatic Club, LLC	(#,^)	14 Iron St., Ledyard, CT 06339	Educational Services	Term Loan	Prime plus 2.75%	10/21/2029	36.1	36.1	38.6	0.01%
Best Global Alternative North, LLC	(#,^)	69 Lewis Ave, Atlantic Beach, NY 11509	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/21/2028	29.7	29.7	29.3	0.01%
BEK Holdings LLC, Veseli Fine Art Galleries, LLC, Trusted.com LLC	(#,^)	12930 Worldgate Dr, Herndon, VA 20170	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/21/2028	977.5	977.5	1,036.6	0.34%
M.A.W. Enterprises LLC dbaY-Not Pizza	(#,^)	45 E Main St., New Palestine, IN 46163	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/21/2028	17.3	17.3	17.6	0.01%
On Call Electrical of Georgia LLC	(#,^)	2120 Plaster Bridge Rd NE, Atlanta, GA 30324	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/20/2043	623.3	623.3	703.7	0.23%
Commonwealth Warehouse Inc	(#,^)	11013 Kenwood Rd., Cincinnati, OH 45242	Warehousing and Storage	Term Loan	Prime plus 2.75%	12/20/2028	324.7	324.7	332.8	0.11%
K & A Automotive Inc	(#,^)	2070 Nooseneck Hill Rd, Coventry, RI 02816	Gasoline Stations	Term Loan	Prime plus 2.75%	11/19/2043	115.9	115.9	130.8	0.04%
High Desert Transport, Inc.	(#,^)	2973 Via Meridiana, Henderson, NV 89012	Truck Transportation	Term Loan	Prime plus 2.75%	12/19/2028	57.3	57.3	57.7	0.02%
Cali Fit Meals	(#,^)	3450 East Orangethrope Ave, Anaheim, CA 92806	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	48.0	48.0	47.5	0.02%
Cocomo Joe's LLC	(#,^)	3949 New Rd, Youngstown, OH 44515	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2028	0.5	0.5	0.5	—%
Saunders Management LLC dba Northern Light Espresso Bar and Cafe	(#,^)	536 Spruce St, Scranton, PA 18503	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/16/2028	31.0	31.0	32.9	0.01%
Beau & HB Inc dba Beau's Billiard, Bowling & Arcade	(#,^)	100 Village Rd, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	33.1	33.1	34.8	0.01%
Beau & HB Inc dba Beau's Billard, Bowling & Arcade	(#,^)	100 Village RD, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/16/2043	66.5	66.5	75.0	0.02%
Schafer Fisheries Inc.	(#,^)	21985 Waller Rd, Fulton, IL 61252	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	11/14/2028	41.2	41.2	43.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

US Dedicated LLC	(#,^)	13410 SE 26th Circle, Vancouver, WA 98683	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2028	360.8	360.8	359.5	0.12%
Salon Femi LLC	(#,^)	1107 Broad St., Bloomfield, NJ 07003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/9/2028	5.8	5.8	6.0	—%
McNeill Stokes	(#,^)	5372 Whitehall Pl SE, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2028	5.3	5.3	5.2	—%
Vancole Investments, Inc. dba Smoothie King #913	(#,^)	876 Virginia Ave, Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/7/2044	397.1	397.1	448.3	0.14%
Peter Thomas Roth Labs LLC and June Jacobs Labs, LLC	(#,^)	460 Park Ave, Floor 16, New York, NY 10022	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/1/2028	249.4	249.4	246.5	0.08%
Modutech Marine Inc	(#,^)	2218 Marine View Dr, Tacoma, WA 98422	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/1/2028	287.9	287.9	305.4	0.10%
Abington Caregivers, LLC	(#,^)	7804 Montgomery Ave Unit 3-6, Elkins Park, PA 19027	Social Assistance	Term Loan	Prime plus 2.75%	11/30/2043	119.5	119.5	134.9	0.04%
Steele Security, LLC dba Signal 88 Security of San Antonio	(#,^)	11230 West Ave, Ste 2210, San Antonio, TX 78213	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/31/2028	83.6	83.6	83.2	0.03%
C.A.T.I. Armor, LLC	(#,^)	435 Packard Hwy, Charlotte, MI 48813	Apparel Manufacturing	Term Loan	Prime plus 2.75%	10/30/2043	199.4	199.4	225.1	0.07%
UK, LLC dba Pita Pit	(#,^)	20038 West Valley HWY, Kent, WA 98032	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2029	48.0	48.0	48.2	0.02%
Organic Juice Bar Wexford LLC dba The OJB The Organic Juice Bar	(#,^)	1500 Village Run Rd, Wexford, PA 15090	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2029	63.0	63.0	63.0	0.02%
Ohio Gold & Pawn LLC, Our New Building LLC and Corey Fischer	(#,^)	3970 Everhard Rd, NW, Canton, OH 44709	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	10/26/2028	111.6	111.6	118.3	0.04%
The Face Place, LLC dba Classic Aesthetics	(#,^)	4268 Cahaba Heights CT Ste 115, Vestavia, AL 35243	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/25/2028	7.6	7.6	7.6	—%
Bellas Sports Pub, Inc dba Brewmasters Tavern	(#,^)	1152 Main St., Coventry, RI 02816	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/24/2043	65.7	65.7	74.2	0.02%
Shovels and Whiskey LLC	(#,^)	446 SE Washington St, Hillsboro, OR 97123	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	10/16/2043	72.5	72.5	81.9	0.03%
Hackstaff Restaurants LLC	(#,^)	248 W 1st. St. Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	134.1	134.1	134.6	0.04%
Cater To You Agency, LLC, dba Cater To You	(#,^)	1319 Sherrick Rd SE, Canton, OH 44707	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/11/2043	21.3	21.3	24.1	0.01%
Faydon, Inc	(#,^)	1905 W Baker St., Ste A, Plant City, FL 33567	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/10/2028	57.0	57.0	60.5	0.02%
MB Click It Photography, LLC	(#,^)	100 Manchester Ranch Place, Aynor, SC 29511	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/10/2043	36.3	36.3	41.0	0.01%
Wellfleet Consulting Inc.	(#,^)	2275 Research Blvd Ste # 500, Rockville, MD 20850	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/9/2028	11.4	11.4	11.2	—%
Apps Inc and Market Share Inc.	(#,^)	80 Main St., Old Saybrook, CT 06475	Telecommunications	Term Loan	Prime plus 2.75%	10/5/2028	69.9	69.9	69.1	0.02%
Moore Care LLC	(#,^)	8550 United Plaza Blvd., Baton Rouge, LA 79809	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/4/2028	39.4	39.4	39.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

SwabCo Inc.	(#,^)	2341 East Ellis St., Leveland, TX 79336	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/28/2043	908.2	908.2	1,025.3	0.33%
La Venezia Corporation dba La Venezia Ballroom & Robertos Lounge	(#,^)	4646 SE 11th Place, Cape Coral, FL 33904	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2043	313.0	313.0	353.3	0.11%
Throop Family Holdings, Inc	(#,^)	7130 Crater Lake, White City, OR 97603	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/28/2043	607.7	607.7	686.1	0.22%
Burd Brothers Inc.	(#,^)	4005 Borman Dr, Batavia, OH 45103	Truck Transportation	Term Loan	Prime plus 2.75%	9/28/2028	385.1	385.1	397.8	0.13%
A-1 Van Sevices, Inc.	(#,^)	154 Sandy Creek Rd, Verona, PA 15147	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/28/2028	80.1	80.1	83.4	0.03%
JAM Media Solutions LLC	(#,^)	11 Netherwood Terrace, East Orange, NJ 07017	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2028	768.2	768.2	768.2	0.25%
Rami Technology USA, LLC	(#,^)	10400 NW 33rd St., Miami, FL 33172	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2028	135.3	135.3	134.1	0.04%
Blackwater Diving, LLC	(#,^)	112 Forrest Rd, Morgan City, LA 70380	Support Activities for Mining	Term Loan	Prime plus 2.75%	9/27/2028	599.8	599.8	600.2	0.19%
Blue Seven, LLC	(#,^)	11111 San Jose Blvd, Ste 70, Jacksonville, FL 32223	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2029	43.8	43.8	44.3	0.01%
TFR Transit Inc, The Free Ride Inc, South Florida Free Ride Inc.	(#,^)	777 South Flagler Dr Ste 800W, West Palm Beach, FL 33401	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/27/2028	93.7	93.7	95.9	0.03%
Quality Electric & Data	(#,^)	85 Franklin Rd Unit 9B, Dover, NJ 07801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2028	74.6	74.6	77.1	0.02%
LG Law Center, Inc	(#,^)	15452 Amar Rd, La Puente, CA 91744	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2028	11.2	11.2	11.3	—%
Quality Electric & Data Inc.	(#,^)	85 Franklin RD Unit 9B, Dover, NJ 07801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/27/2043	122.5	122.5	138.3	0.04%
Action Barricade Company, LLC and Barricade Holding LLC	(#,^)	1802 N 27th Ave, Phoenix, AZ 85009	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/27/2028	228.8	228.8	236.8	0.08%
Dentistry By Design, P.C	(#,^)	315 Walt Whitman Rd Ste 204-205, South Huntington, NY 11746	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/26/2028	11.2	11.2	11.2	—%
US Shipping Trans Inc, Esteem Trucking Inc	(#,^)	16102 Sweetwater Court, Lathrop, CA 95330	Truck Transportation	Term Loan	Prime plus 2.75%	9/26/2028	610.4	610.4	638.7	0.21%
Ace Auto Recovery, Inc.	(#,^)	1209 North Lane Ave, Jacksonville, FL 32254	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/26/2043	150.8	150.8	170.3	0.06%
Above and Beyond Preschool LLC	(#,^)	672-678 Camellia Dr, Royal Palm Beach, FL 33411	Social Assistance	Term Loan	Prime plus 2.75%	9/26/2043	521.9	521.9	589.3	0.19%
LTS School, Inc.	(#,^)	3731 NW 9th Ave, Deerfield Beach, FL 33064	Educational Services	Term Loan	Prime plus 2.75%	9/26/2043	95.5	95.5	107.8	0.03%
Bhatti LLC, Bhatti 3 LLC, dba Auntie Annes	(#,^)	7219 Silver Mist Ave, North Chesterfield, VA 23237	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/25/2028	93.7	93.7	94.2	0.03%
Phillip Ramos Upholstery Inc.	(#,^)	3835 Elm St., Denver, CO 80207	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/24/2028	11.6	11.6	11.5	—%
DC Lofty, LLC,	(#,^)	301 I St. NW, Washington, DC 20001	Accommodation	Term Loan	Prime plus 2.75%	9/21/2028	16.9	16.9	16.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

The Garden Club, LLC	(#,^)	125 South DuBuque St., Iowa City, IA 52240	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/21/2028	5.0	5.0	4.9	—%
MillClem Corporation & Monticello Corporation	(#,^)	16660 Oak St., Dillwyn, VA 22936	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/21/2043	312.4	312.4	352.7	0.11%
Southern Services and Equipment, Inc.	(#,^)	321 Bayou Rd, Saint Bernard, LA 70085	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2043	200.3	200.3	226.1	0.07%
Southern Services and Equipment, Inc	(#,^)	321 Bayou Rd, Saint Bernard, LA 70085	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2028	325.7	325.7	335.0	0.11%
Watearth Inc	(#,^)	445 South Figuerora Ste 3128, Los Angeles, CA 90071	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/19/2028	16.9	16.9	16.7	0.01%
Dash Point Distributing LLC, Dash Point Logistics LLC and Sara	(#,^)	35000 Pacific Hwy, Federal Way, WA 98003	Truck Transportation	Term Loan	Prime plus 2.75%	9/19/2028	406.5	406.5	401.0	0.13%
Super Station Inc	(#,^)	8855 N Country Rd 25A, Pique, OH 45356	Gasoline Stations	Term Loan	Prime plus 2.75%	9/19/2043	197.6	197.6	223.1	0.07%
M&P RV LLC dba M&P RV	(#,^)	10 Century Lane, Dillsburg, PA 17019	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	9/19/2043	100.1	100.1	113.1	0.04%
C3 Capital, Inc	(#,^)	10010 N. Hampton Cove Lane, Indianapolis, IN 46236	Nonstore Retailers	Term Loan	Prime plus 2.75%	9/19/2028	475.0	475.0	493.8	0.16%
DB Talak LLC	(#,^)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/18/2043	147.2	147.2	166.2	0.05%
E & G Enterprises LLC dba Comfort Keepers	(#,^)	220 Middle St., Franklin, VA 23851	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/18/2028	4.5	4.5	4.4	—%
Pastel de Feira LLC dba Original Pastel De Feira	(#,^)	4244 Pine Ridge CT, Weston, FL 33331	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2028	4.6	4.6	4.6	—%
Glendale Grill Inc, Roddy Cameron, Jr & John K Symasko	(#,^)	65 Glendale St., Easthampton, MA 01027	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/17/2043	165.1	165.1	186.4	0.06%
Culmination Motorsports, Inc.	(#,^)	160 W 91st Ave, Unit B, Anchorage, AK 99515	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2043	527.8	527.8	595.9	0.19%
Baby's on Broadway LLC	(#,^)	47 East Broadway, Little Falls, MN 56345	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/14/2028	37.5	37.5	38.3	0.01%
L&M Equipment, Inc	(#,^)	Mile 2.5 Alaska Peninsula Hwy, Naknek, AK 99633	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/14/2043	1,179.2	1,179.2	1,331.3	0.43%
QBS, LLC dba Sterling Optical Exton	(#,^)	211 W Lincoln Hwy, Exton, PA 19341	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/14/2028	60.9	60.9	60.4	0.02%
J & C Garcia LLC	(#,^)	26 Broad St., Alexander City, AL 35010	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/14/2028	55.5	55.5	55.4	0.02%
Innovim LLC	(#,^)	6401 Golden Triangle Dr Ste 200, Greenbelt, MD 20770	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/14/2028	82.5	82.5	81.3	0.03%
Underground Productions LLC dba 31 Escape	(#,^)	1731 Decatur Hwy, Fultandale, AL 35068	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/13/2043	93.2	93.2	105.2	0.03%
Innovative Network Solutions Inc	(#,^)	31567 West 10 Mile Rd, Farmington Hills, MI 48336	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/13/2028	94.2	94.2	94.3	0.03%
Rancho Paving, Inc	(#,^)	339 Cypress Lane, El Cajon, CA 92020	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/10/2028	146.2	146.2	153.0	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Asheville Spine and Nerve Institute PC	(#,^)	190 Broadway St Ste 205, Asheville, NC 28801	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/7/2043	84.7	84.7	95.6	0.03%
MurlinComputerCompany LLC dba Murlin Computer,	(#,^)	1014 Thompson Blvd Ste 38B, Sedalia, MO 65301	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/7/2028	11.7	11.7	11.7	—%
Pelican Executives Suites, LLC	(#,^)	2200 Colorado Ave Sutie 131, Santa Monica, CA 90404	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/7/2028	262.6	262.6	259.1	0.08%
Pool Guard of LA	(#,^)	10866 Washington Blvd, Apartment #24, Culver City, CA 90232	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/7/2028	16.8	16.8	16.7	0.01%
Living Centers Inc. dba Veranda House Senior Living	(#,^)	5129 E 5th St, Katy, TX 77493	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	8/31/2043	397.6	397.6	448.9	0.15%
XL Soccer World Orlando. LLC, XL Soccer World Saco LLC, XL Sports Worl	(#,^)	825 Courtland St., Orlando, FL 32804	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/30/2043	423.8	423.8	478.5	0.15%
Extreme Engineering, Inc.	(#,^)	598 Oliver Dr, Troy, MI 48084	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/29/2028	92.8	92.8	91.9	0.03%
Kotyark LLC dba Gibsonton Motel	(#,^)	11545 US Hwy 41S, Gibsonton, FL 33534	Accommodation	Term Loan	Prime plus 2.75%	8/29/2043	77.7	77.7	87.7	0.03%
Greenfield Hill Wines & Spirits, LLC	(#,^)	65 Hillside Rd, Fairfield, CT 06824	Food and Beverage Stores	Term Loan	Prime plus 2.75%	8/29/2028	68.3	68.3	67.8	0.02%
ARVAmethod LLC	(#,^)	516 N Ogden Ave # 150, Chicago, IL 60642	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2028	1.8	1.8	1.8	—%
Graphish Studio, Inc.	(#,^)	231 Main St., Stamford, CT 06901	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/28/2028	5.6	5.6	5.5	—%
Atlas Geo-Constructors LLC	(#,^)	3466 Thomasville Rd Winston, Winston-Salem, NC 27107	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/24/2028	60.0	60.0	62.9	0.02%
Finn & Emma LLC	(#,^)	1275 Bloomfield Ave Building 5 Unit 28B, Fairfield, NJ 07004	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	8/24/2028	92.6	92.6	91.3	0.03%
Montana Life Group, LLC	(#,^)	8 N 9th Ave, Bozeman, MT 59715	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/24/2028	5.6	5.6	5.5	—%
Wearware Inc dba FlyWire Cameras	(#,^)	2204 Blackmoor Park Lane, Lexington, KY 40509	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	8/24/2028	16.7	16.7	16.6	0.01%
Zash LLC dba Papa Murphy's take 'N' Bake Pizza	(#,^)	2303 White Bear Ave, Maplewood, MN 55025	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/23/2028	31.3	31.3	31.8	0.01%
Buffalo Biodiesel Inc.	(#,^)	225 Sawyer Ave, Tonawanda, NY 14150	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	8/21/2028	994.6	994.6	1,040.7	0.34%
GeoTek Alaska, Inc	(#,^)	2756 Commercial Dr, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/17/2044	120.4	120.4	135.9	0.04%
ATI Jet, Inc.	(#,^)	7007 Boeing Dr, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	8/16/2028	148.7	148.7	154.0	0.05%
Lewins Law, P.C.	(#,^)	7920 Belt Line Rd Ste 650, Dallas, TX 75254	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/16/2028	13.4	13.4	13.2	—%
GS Bath Inc	(#,^)	5335 E Kaviland Ave, Fresno, CA 93725	Truck Transportation	Term Loan	Prime plus 2.75%	8/15/2028	423.2	423.2	444.8	0.14%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 78257	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/14/2028	33.8	33.8	34.2	0.01%
David D. Sullivan dba DMS Construction	(#,^)	6400 Charwood Place, Bakersfield, CA 93306	Specialty Trade Contractors	Term Loan	6%	8/9/2028	10.3	10.3	9.4	—%
Crystal Shores Inc. dba Shorewood Laundromat	(#,^)	700 West Jefferson St., Shorewood, IL 60404	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/9/2028	16.6	16.6	16.7	0.01%
Palanuk & Associates, Inc.dba Wolfpk	(#,^)	28110 SE Fern Dr, Boring, OR 97009	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/8/2028	76.1	76.1	75.4	0.02%
Mercedes Cab Company, Inc	(#,^)	35 Alden St., Province Town, MA 02657	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	8/7/2028	95.2	95.2	95.5	0.03%
CJNR, LLC	(#,^)	208 East Main St., Elma, WA 98541	Accommodation	Term Loan	Prime plus 2.75%	8/7/2043	114.7	114.7	129.5	0.04%
Ron's Pool and Spa Services LLC	(#,^)	1419 NE 30th St., Pompano, FL 33064	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/3/2028	2.8	2.8	2.7	—%
Alma Jacobsen,ODD Family Eye Care & Contact Lens LLC	(#,^)	1700 Nottingham Way Ste 12A, Hamilton, NJ 08619	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	8/3/2028	44.7	44.7	44.5	0.01%
20th Century Lanes, Inc dba West Seattle Bowl	(#,^)	4505 39 Ave SW, Seattle, WA 98116	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/3/2028	87.1	87.1	90.7	0.03%
Millwork Unlimited, Incorporated	(#,^)	8264 Pine Cay Rd, Wellington, FL 33414	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus 2.75%	8/2/2028	5.6	5.6	5.5	—%
Accel Compression Inc., Accel Workover Services, Inc	(#,^)	4500 S Country Rd, Odessa, TX 79765	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2043	287.8	287.8	324.9	0.11%
Accel Compression Inc., Accel Workover Services Inc. dba Mica Tool	(#,^)	4500 S. Country Rd 1310, Odessa, TX 79765	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/1/2028	359.7	359.7	372.9	0.12%
Samy Optical LLC dba Site for Sore Eyes	(#,^)	1350 Travis Blvd Ste 1507A, Fairfield, CA 94533	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/1/2028	72.2	72.2	71.2	0.02%
CSL Services Inc	(#,^)	7905 Browning Rd, Ste.312,314,316, Pennsauken, NJ 08109	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/27/2028	402.7	402.7	409.8	0.13%
Nunez Enterprises Corporation dba La Casa	(#,^)	3330 Piedmont RD NE, Atlanta, GA 30305	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/26/2028	5.0	5.0	4.9	—%
Relevant Elephant ,LLC	(#,^)	ON320 Woodvale St, Winfield, IL 60190	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2028	4.0	4.0	4.0	—%
TR Nails, LLC dba Simple Nails	(#,^)	158 Great Rd, Bedford, MA 01730	Personal and Laundry Services	Term Loan	Prime plus 2.75%	7/20/2028	45.9	45.9	45.3	0.01%
674 Club LLC	(#,^)	674 N Orleans, Chicago, IL 60654	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2043	253.2	253.2	285.9	0.09%
ZA Trucking LLC	(#,^)	5945 York Way, East Lansing, MI 48823	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2028	3.8	3.8	4.1	—%
Smart-tel Communications LLC	(#,^)	9720 W. Colfax Ave Ste 100, Lakewood, CO 80215	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/13/2028	15.5	15.5	16.4	0.01%
Mother's Cantina LLC dba Mother's Cantina	(#,^)	2810 Philadephia Ave Unit #10, Ocean City, MD 21842	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/13/2028	50.6	50.6	50.3	0.02%
HQTRONICS LLC	(#,^)	10135 South Roberts Rd Ste 209, Palos Hills, IL 60465	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/13/2028	46.0	46.0	45.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Smoove Move Productions, LLC dba Smoove Move Productions	(#,^)	3932 North 16th St., Omaha, NE 68110	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	7/12/2028	7.8	7.8	8.3	—%
Vital Inspection Professionals, Inc. dba VIP	(#,^)	180 Airpark Industrial Rd, Alabaster, AL 35007	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/3/2028	228.9	228.9	237.3	0.08%
US Cargo Express, LLC	(#,^)	4735 22 Mile Rd, Utica, MI 48317	Support Activities for Transportation	Term Loan	Prime plus 2.75%	7/2/2043	79.4	79.4	89.6	0.03%
M J Losito Electrical Contractor's, Inc	(#,^)	98 Wooster St., Bethel, CT 06801	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2028	16.7	16.7	17.4	0.01%
Bio-Haz Solutions, Inc.	(#,^)	23 Tonoli Rd, Nesquehoning, PA 18240	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/29/2044	350.6	350.6	395.8	0.13%
Bio-Haz Solutions, Inc	(#,^)	23 Tonolli Rd, Nesquehoning, PA 18240	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/29/2029	196.0	196.0	209.0	0.07%
Critter Cabana, LLC dba Critter Cabana	(#,^)	516 East Main St., Newberg, OR 97132	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/28/2028	49.0	49.0	50.4	0.02%
Corptek Solutions LLC	(#,^)	2363 N. Hwy # 287 Ste # 111, Mansfield, TX 76063	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/28/2028	34.6	34.6	35.5	0.01%
Nick's Country Kitchen, LLC	(#,^)	3 Flanders RD, Building #1, Bethlehem, CT 06751	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2028	16.4	16.4	16.9	0.01%
Bengals, Inc. dba Royal Liquor Mart	(#,^)	3714 E State St., Rockford, IL 61108	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/26/2043	99.8	99.8	112.6	0.04%
Peter Thomas Roth Labs LLC, & June Jacobs Labs, LLC,	(#,^)	460 Park Ave, Floor 16, New York, NY 10022	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/26/2028	673.8	673.8	697.6	0.23%
Sun Pools, Inc	(#,^)	130 Holiday LN, Albany, KY 42602	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2043	287.3	287.3	324.4	0.10%
Sun Pools, Inc dba Sun Fiberglass Pools	(#,^)	130 Holiday Lane, Albany, KY 42602	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/25/2028	569.2	569.2	590.3	0.19%
DPF Filters Inc.	(#,^)	2832 Golden State Blvd., Madera, CA 93637	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/25/2028	49.6	49.6	51.3	0.02%
Martha Beauty Supply And Braiding, Inc.	(#,^)	538 E Boughton Rd, Bolingbrook, IL 60440	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/22/2043	130.7	130.7	147.6	0.05%
Sushi Prime, LLC and Vasilia Investments	(#,^)	32 SE 2nd Ave, Delray Beach, FL 33444	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/22/2028	201.8	201.8	210.5	0.07%
The Desert House Assisted Living ,LLC	(#,^)	11055 E Grove St, Mesa, AZ 85208	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	6/22/2043	73.9	73.9	83.4	0.03%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	300 Harold Dow Hwy, Elliot, ME 03903	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2043	228.6	228.6	258.1	0.08%
Independent Life LLC	(#,^)	4955 S Durango Dr, Ste124, Las Vegas, NV 89113	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/21/2028	13.5	13.5	13.9	—%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	300 Harold Dow Hwy, Eliot, ME 03903	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/21/2028	103.8	103.8	109.6	0.04%
Colovic Hackettstown Dairy LLC	(#,^)	22 Route 57, Hackettstown, NJ 07840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2043	258.0	258.0	291.3	0.09%
Mid America Motorworks, Inc and Yager Holdings L.P	(#,^)	2900 North 3rd St., Effingham, IL 62401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/19/2043	266.9	266.9	301.3	0.10%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Jones Roger Sherman Inn, Inc.	(#,^)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/19/2028	345.5	345.5	367.6	0.12%
Allen Theatre and Back Stage Cafe LLC	(#,^)	36 East. Main St., Annville, PA 17003	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	6/18/2043	118.3	118.3	133.6	0.04%
Schumacker Recreation, LLC	(#,^)	5325 S University Dr, Davie, FL 33328	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/18/2028	109.4	109.4	116.4	0.04%
Softrol Systems Inc dba Softrol Systems	(#,^)	1100 Northpoint Pkwy SE, Acworth, GA 30102	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/15/2028	642.2	642.2	662.1	0.21%
Dianne Williams and Louis Williams dba Sweetlips Store	(#,^)	3870 Sweet Lips Rd, Henderson, TN 38340	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/15/2043	43.4	43.4	49.0	0.02%
Oil Palace Inc.	(#,^)	10408 Hwy 64 East, Tyler, TX 75707	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/15/2043	136.6	136.6	154.2	0.05%
Venzix Ventures Inc. dba Venzix	(#,^)	750 Legend Oak Dr, Fountain, CO 80817	Nonstore Retailers	Term Loan	Prime plus 2.75%	6/15/2028	8.1	8.1	8.6	—%
Tele Tax Express Inc	(#,^)	166 Getty Ave, Paterson, NJ 07503	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2028	16.4	16.4	17.3	0.01%
E & J Sims Co. LLC	(#,^)	28 Broad St., Bloomfield, NJ 07003	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2028	36.4	36.4	37.7	0.01%
Team Sandy Blanton Realty, Inc	(#,^)	1225 West Gregory St, Pensacola, FL 32502	Real Estate	Term Loan	Prime plus 2.75%	6/14/2043	91.5	91.5	103.3	0.03%
Mastiff Studios LLC	(#,^)	2919 West Colorado Ave, Colorado Springs, CO 80904	Educational Services	Term Loan	Prime plus 2.75%	6/13/2043	40.1	40.1	45.3	0.01%

Camp K-9 Pet Resort & Spa, Inc.	(#,^)	18501 Le Claire Ave, Tinley Park, IL 60478	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/8/2028	6.0	6.0	6.2	—%
Icebox Cafe, L.C. and Icebox Cafe at Doral,LLC	(#,^)	1855 Purdy Ave, Miami Beach, FL 33139	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2028	631.9	631.9	652.2	0.21%
Beyond Grooming LLC and Michelle McWatters	(#,^)	1200 Old Martindale Rd, San Marcos, TX 78666	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/8/2043	40.4	40.4	45.6	0.01%
Hardway Inc and A F C Leasing, Inc	(#,^)	12533 S. 73rd East Place, Bixby, OK 74008	Rental and Leasing Services	Term Loan	Prime plus 2.75%	6/6/2028	234.2	234.2	240.5	0.08%
Sowells Consulting Engineers, LLC	(#,^)	13430 Northwest Freeway #260, Houston, TX 77040	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/6/2028	16.7	16.7	17.2	0.01%
Funtime ,LLC dba Indoor Playgrounds International	(#,^)	13200 West Foxfire Dr Ste 144, Surprise, AZ 85378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/5/2028	206.6	206.6	212.2	0.07%
SSD Designs LLC	(#,^)	10840 Bay Hill Club Dr, Charlotte, NC 28277	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/5/2028	59.1	59.1	60.8	0.02%
Mastrocinque Restaurant Management Company LLC dba Santionii's	(#,^)	3535 Hwy 17 Unit 14 &15, Fleming Island, FL 32003	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/1/2028	45.6	45.6	48.5	0.02%
BTD Feed & Nutrition, LLC dba Thomaston Feed Cheshire	(#,^)	943 South Main St., Cheshire, CT 06410	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/1/2028	32.9	32.9	33.8	0.01%
Awan Business Management Group LLC, Awan Sign Company LLC	(#,^)	14429 South Wallin Dr, Plainfield, IL 60544	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/31/2043	258.8	258.8	292.1	0.09%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Crowley Ventures, LLC	(#,^)	665 Worthington Rd, Westerville, OH 43082	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2028	53.8	53.8	55.5	0.02%
Starship, LLC dba Tint World Smyrna	(#,^)	2274 S Atlanta Rd SE, Smyrna, GA 30080	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/25/2043	92.4	92.4	104.3	0.03%
Adow Pools LLC	(#,^)	393 Glenbrook Rd, Stamford, CT 06906	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	125.4	125.4	129.7	0.04%
Ocean Breeze Holdings, LLC, Ocean Beach Resort LLC & Ocean Breeze	(#,^)	3 Williams Ave, Mystic, CT 06355	Accommodation	Term Loan	Prime plus 2.75%	5/25/2043	1,245.1	1,245.1	1,405.7	0.45%
Broadalbin Properties LLC dba Broadalbin Hotel & 1854 Pub & Eatery	(#,^)	59 West Main St, Broadalbin, NY 12025	Accommodation	Term Loan	Prime plus 2.75%	10/25/2043	191.2	191.2	215.9	0.07%
Dream Spa LLC and Dream Spa Greenwich LLC	(#,^)	1220 Post Rd East, Westport, CT 06880	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2028	78.2	78.2	80.6	0.03%
DMA Equipment LLC	(#,^)	700 Lee St., Elk Grove Village, IL 60007	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/24/2043	251.5	251.5	284.0	0.09%
Chem-Flotronics, Inc.	(#,^)	195 Paterson Ave, Little Falls, NJ 07424	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	5/22/2028	72.1	72.1	74.5	0.02%
Mark A Espinoza, DDS PLLC dba Central Dental Care	(#,^)	9315 N Central Ave, Phoenix, AZ 85020	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/18/2028	45.5	45.5	46.7	0.02%
Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 78550	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/16/2028	107.9	107.9	112.6	0.04%
Joshua One Limited Liability Company dba Genesis Personal Fitness	(#,^)	28 North State St. Unit 100, Newtown, PA 18940	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/16/2043	301.0	301.0	339.8	0.11%
James T. Hendel dba Autotexx Mobile Auto Repair	(#,^)	5857 Hwy101 North, Rockmart, GA 30153	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/15/2028	5.4	5.4	5.8	—%
Fireplace Outlet Inc	(#,^)	8216 Main St., Williamsville, NY 14221	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	5/15/2028	13.1	13.1	13.9	—%
Daniel Woodward, DC PLLC dba Doc's Body Shop	(#,^)	3084 N Goliad St., Ste 114, Rockwall, TX 75087	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/11/2028	24.5	24.5	25.1	0.01%
Circle and Square, Inc dba Stamford Kumon	(#,^)	50 Forest St. Ste 902, Stamford, CT 06901	Educational Services	Term Loan	Prime plus 2.75%	5/11/2028	33.2	33.2	34.1	0.01%
Baby Gentry's Childcare & Learning Academy	(#,^)	4203 Shenandoah Dr, Dayton, OH 45417	Social Assistance	Term Loan	Prime plus 2.75%	5/10/2028	8.1	8.1	8.3	—%
Buy Gitomer Inc., Gitgo LLC.,GitGo Archives, LLC	(#,^)	310 Arlington Ave Unit 329, Charlotte, NC 28203	Educational Services	Term Loan	Prime plus 2.75%	5/9/2043	680.4	680.4	768.2	0.25%
Schmaltz Operations LLC dba Companion Camp	(#,^)	3408 Castle Rock Farm Rd, Pittsboro, NC 27312	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/7/2028	43.3	43.3	45.5	0.01%
Container Shipping, LLC	(#,^)	533 Nova Rd Ste 213B, Ormond Beach, FL 32174	Support Activities for Transportation	Term Loan	Prime plus 2.75%	5/4/2028	36.1	36.1	37.0	0.01%
Wilbur Standford Jr Trucking and Excavating, LLC	(#,^)	7505 North Chases Lake Rd, Watson, NY 13343	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/3/2028	173.1	173.1	183.1	0.06%
Olmsted LLC and 626 Van LLC dba Maison Yaki	(#,^)	659 Vanderbilt Ave, Brooklyn, NY 11238	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/1/2029	182.0	182.0	189.6	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Brenden Kehren Development LLC	(#,^)	14689 Gemara Rd, Sparta, WI 54656	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	2.1	2.1	2.2	—%
Metropolitan Solutions Inc.	(#,^)	1420 Chestnut St., Portsmouth, VA 23704	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2043	165.9	165.9	187.3	0.06%
Corona Dance, LLC dba Huracan Dance Studio	(#,^)	480 West Main St., Stamford, CT 06902	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	4/30/2028	8.4	8.4	8.6	—%
Saltamontes Tire Company, LLC	(#,^)	1955 Boston Ave, Brodgeport, CT 06604	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/30/2043	95.9	95.9	108.3	0.04%
Sunlinc Inc	(#,^)	170 Canterbury Court, East Windsor, NJ 08520	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/30/2028	7.0	7.0	7.1	—%
Little Angels Daycare and Learning Center LLC	(#,^)	4551 Summit Blvd, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus 2.75%	4/27/2043	150.4	150.4	169.8	0.05%
Rory James Contracting LLC	(#,^)	33 Bennett Place, Amityville, NY 11701	Construction of Buildings	Term Loan	Prime plus 2.75%	4/27/2028	11.5	11.5	11.8	—%
Kastoria Inc. dba Bantam Pizza	(#,^)	768 Bantam Rd, Bantam, CT 06750	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2028	10.7	10.7	11.0	—%
RWT Corporation dba Welding Works	(#,^)	32 New Rd, Madison, CT 06443	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2043	199.3	199.3	225.0	0.07%
LMH Optics LLC dba Sterling Optical	(#,^)	1272 Smallwood Dr West, Waldorf, MD 20603	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/26/2028	35.7	35.7	36.7	0.01%
K&S Hardware LLC	(#,^)	1865 W Wayzata Blvd, Long Lake, MN 55356	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	4/26/2028	16.1	16.1	16.5	0.01%
Pledge 4 Hope LLC	(#,^)	53 Bayberry Loop South, Purvis, MS 39475	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	4/26/2028	10.1	10.1	10.3	—%
RWT Corporation dba Welding Works	(#,^)	32 New Rd, Madison, CT 06443	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	304.8	304.8	317.8	0.10%
Matrix Z, LLC	(#,^)	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	4/26/2028	65.3	65.3	69.0	0.02%
Joe & Sons Service, Inc	(#,^)	855 Atwood Ave, Cranston, RI 02920	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/24/2028	73.8	73.8	78.5	0.03%
Spitnale's Garage LLC	(#,^)	3761 Mahoning Ave, Youngstown, OH 44515	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	56.5	56.5	63.8	0.02%
Just for Boats LLC	(#,^)	459 Dupre Rd, McClellanville, SC 29458	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2043	16.5	16.5	18.6	0.01%
Rosemarie Products Company LLC	(#,^)	5400 Crooked Tree Dr, Mason, OH 45040	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	4/18/2028	10.7	10.7	11.0	—%
Veterinary Preventive Care, LLC	(#,^)	945 Riverview Ct, Xenia, OH 45385	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/18/2028	33.4	33.4	34.7	0.01%
A New Dawn Psychotherapy Associates, LLC	(#,^)	308 E Broad St, Bethlehem, PA 18018	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	4/18/2043	81.9	81.9	92.5	0.03%
Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AZ 71701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2043	21.1	21.1	23.8	0.01%
Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AR 71701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2028	28.2	28.2	29.6	0.01%
Southern Oaks Athletic Club, LLC	(#,^)	15253 Shenandoah Ave, BATON ROUGE, LA 70817	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/17/2043	343.3	343.3	387.6	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Patricia A. Freeman & Samuel C. Freeman dba Teenas Pizza	(#,^)	35 E Main St., Pekin, IN 47165	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/13/2043	39.1	39.1	44.2	0.01%
Precision Components Group Inc	(#,^)	190 Doty Circle, West Springfield, MA 01089	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	4/11/2028	16.0	16.0	16.9	0.01%
Sexy Nails Center LLC	(#,^)	57 Passaic St., Garfield, NJ 07026	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/10/2043	189.5	189.5	214.0	0.07%
Mark Baker	(#,^)	1653 Evalie Dr, Fairfield, OH 45014	Truck Transportation	Term Loan	Prime plus 2.75%	4/9/2028	7.0	7.0	7.3	—%
Innovation Transport LLC	(#,^)	1 International Blvd, Ste 400, Mahwah, NJ 07495	Truck Transportation	Term Loan	Prime plus 2.75%	4/6/2028	37.1	37.1	39.0	0.01%
Shree Lakshminarayyn Grocery Stores LLC	(#,^)	3307 Charles St., Rockford, IL 61108	Gasoline Stations	Term Loan	Prime plus 2.75%	4/5/2043	112.3	112.3	126.8	0.04%
Newsome Mobile Notary LLC	(#,^)	8153 12th Ave SW, Seattle, WA 98106	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/5/2028	3.7	3.7	3.8	—%
Master Roofing and Siding Inc.	(#,^)	1 Paragon Dr # 122, Montvale, NJ 07645	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2028	187.2	187.2	191.8	0.06%
Romancing the Stone	(#,^)	140 Centre of New England Blvd, Coventry, RI 02816	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/30/2043	325.9	325.9	368.0	0.12%
Alaska Industrial Paint LLC	(#,^)	229 Whitney Rd, Unit B, Anchorage, AK 99501	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2028	88.1	88.1	93.6	0.03%
Fifth Wheel Truck Stop 001	(#,^)	3767 S Golden State Blvd, Fresno, CA 93725	Gasoline Stations	Term Loan	Prime plus 2.75%	3/30/2043	1,074.2	1,074.2	1,212.8	0.39%
Michael S Brown Physical Therapy, P.C	(#,^)	300 Hempstead Tpke Ste. 3 & 4, Hempstead, NY 11552	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/30/2028	68.7	68.7	70.4	0.02%
America's Little Leaders Academy, Inc	(#,^)	2570 NW 152nd Terrace, Opa-Locka, FL 33054	Social Assistance	Term Loan	Prime plus 2.75%	3/30/2043	21.0	21.0	23.7	0.01%
Payne's Environmental Services LLC	(#,^)	5617 Causeway Blvd, Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2028	160.1	160.1	167.7	0.05%
Technical Ordnance Solutions,LLC	(#,^)	9950 Business Circle, Ste 13, Naples, FL 34112	Fabricated Metal Product Manufacturing	Term Loan	7.75%	3/30/2028	972.8	972.8	923.5	0.30%
Alaska Industrial Paint LLC	(#,^)	229 Whitney Rd Unit B, Anchorage, AK 99501	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/30/2043	208.4	208.4	235.2	0.08%
GQ Investments,LLC	(#,^)	5772 Miami Lakes Dr East, Miami, FL 33014	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus 2.75%	3/30/2028	148.7	148.7	153.3	0.05%
Kaz Wellness, LLC dba Grounded Wellness Center	(#,^)	104 Clover Court, Bartlett, IL 60103	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2028	11.2	11.2	11.7	—%
Lou & Choo Enterprises Inc.	(#,^)	2101 West Hunting Park Ave, Philadelphia, PA 19140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/28/2044	101.9	101.9	115.0	0.04%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	1145 13th Ave East, Palmetto, FL 34221	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2028	119.6	119.6	125.0	0.04%
Corning Lumber Company Inc & Frank R Close & Son Inc dba True Valley	(#,^)	111 E. Laurel St., Willows, CA 95988	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/28/2028	61.8	61.8	65.6	0.02%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	1145 13th Ave East, Palmetto, FL 34221	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	3/28/2043	205.2	205.2	231.7	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Montage Mountain Resorts, LP	(#,^)	1000 Montage Mountain Rd, Scranton, PA 18505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/28/2043	1,167.9	1,167.9	1,318.5	0.43%
Cartwright Termite & Pest Control Inc. and Cartwright Termite & Pest Co	(#,^)	1376 Broadway, El Cajon, CA 92021	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/28/2028	157.7	157.7	165.1	0.05%
K.C. Communications, Inc.	(#,^)	2715 Saturn St., Brea, CA 92821	Telecommunications	Term Loan	Prime plus 2.75%	3/27/2028	44.1	44.1	46.9	0.02%
Aque Investment Group LLC	(#,^)	3838 N. Sam Houston Pkwy E, Houston, TX 77032	Real Estate	Term Loan	Prime plus 2.75%	3/23/2028	187.6	187.6	199.1	0.06%
Cable Management, LLC	(#,^)	200 Pratt St., Meriden, CT 06450	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	56.8	56.8	59.9	0.02%
All Regional Recyclers of Wood LLC dba ARROW	(#,^)	104 Wooster St., Bethal, CT 06801	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	92.7	92.7	97.3	0.03%
Denton BioFuels LLC and Amercian BioSource, LLC	(#,^)	624 W. University Dr.#359, Denton, TX 76201	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2028	68.2	68.2	71.0	0.02%
Sunshine Tents and Event Rentals LLC	(#,^)	2322 SW 58th Terrace, West Park, FL 33023	Rental and Leasing Services	Term Loan	Prime plus 2.75%	3/23/2028	43.9	43.9	46.6	0.02%
Shweiki Media Inc dba Study Breaks Magazine	(#,^)	4954 Space Center Dr, San Antonio, TX 78218	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/23/2028	52.1	52.1	55.3	0.02%
Kajun Martial Arts LLC	(#,^)	36546 Mission St., Prairieville, LA 70769	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2028	15.9	15.9	16.4	0.01%
New York Label & Box Corp	(#,^)	50 Oval Dr, Islandia, NY 11749	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2043	1,197.8	1,197.8	1,352.3	0.44%
Sofasco, Inc	(#,^)	182 Garber Lane, Winchester, VA 22602	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	3/23/2043	93.4	93.4	105.5	0.03%
GeoTek Alaska, Inc	(#,^)	2756 Commercial Dr, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/21/2043	607.2	607.2	685.5	0.22%
RTSP Union LLC	(#,^)	2438 Route 22 East, Union, NJ 07083	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/20/2028	902.6	902.6	945.1	0.31%
Rexco Foods LLC dba Papa John's	(#,^)	18640 Fm 1488 Ste C, Magnolia, TX 77354	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2028	30.0	30.0	30.8	0.01%
Cest Chic Concepts, LLC dba Salon Cest Chic	(#,^)	15231 Hall Station Rd Unit 104, Bowie, MD 20721	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/19/2028	7.9	7.9	8.2	—%
Petroleum Equipment & Services, Inc	(#,^)	5631 Silverado Way Unit G, Anchorage, AK 99518	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/16/2028	176.9	176.9	187.7	0.06%
Camerabots Media, LLC	(#,^)	4501 Ford Ave Ste 207, Alexandria, VA 22302	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 2.75%	3/16/2028	10.6	10.6	10.9	—%
CTD Operations Inc	(#,^)	219 Saint Nazaire Rd STE G, Broussard, LA 70518	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2028	47.6	47.6	49.2	0.02%
Rojenco, Inc. dba Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Rd, Williamsburg, VA 23188	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	484.9	484.9	547.4	0.18%
Rojenco II,Inc.	(#,^)	4357 Shore Dr, Virginia Beach, VA 23455	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	72.2	72.2	81.5	0.03%
Rojenco II, Inc.	(#,^)	4357 Shore Dr, Virginia Beach, VA 23455	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/15/2043	376.0	376.0	424.5	0.14%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Rojenco, Inc. dba The Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Rd, Williamsburg, VA 23188	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/15/2043	72.2	72.2	81.5	0.03%
Summit Insights Group LLC	(#,^)	19 Briant Pkwy, Summit, NJ 07901	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/14/2028	6.9	6.9	7.0	—%
2b Mom Inc dba Mom's the Word Maternity	(#,^)	3150 18th St., Ste 435, San Francisco, CA 94110	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	3/9/2028	23.4	23.4	24.0	0.01%
Dante Ultimate Cleaning Service LLC	(#,^)	16969 River Park Dr, Covington, LA 70345	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/9/2028	7.2	7.2	7.5	—%
SRG Waterfront LLC	(#,^)	88 District Square SW, Washington, DC 20005	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/9/2028	205.4	205.4	211.3	0.07%
Unpainted Arizona, LLC dba Westside Bowl	(#,^)	2617 Mahoning Ave, Youngstown, OH 44509	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/7/2043	98.0	98.0	110.7	0.04%
BC Bishop Enterprises LLC dba 9Round Pooler	(#,^)	105-107 Grand Central Blvd, Pooler, GA 31322	Educational Services	Term Loan	Prime plus 2.75%	3/2/2028	5.6	5.6	5.8	—%
Merciful Heavenly Homes, LLC	(#,^)	401 Dillar's Mill Rd, Tyner, NC 27980	Nursing and Residential Care Facilities	Term Loan	8%	2/28/2043	62.1	62.1	60.7	0.02%
Urban Fitness Group LLC dba Crunch Fitness Group LLC	(#,^)	2800 S IH-35, Ste 220, Round Rock, TX 78681	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2028	156.6	156.6	166.2	0.05%
Connie Engelbrecht	(#,^)	20640 Raven Dr, Eagle River, AK 99577	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2028	2.1	2.1	2.2	—%
The Law Offices of Samuel R Miller LLC	(#,^)	7405 Lake Worth Rd, Lake Worth, FL 33467	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/28/2043	111.0	111.0	125.3	0.04%
Betty's Catering Corp, Betty's Decoration & Wedding Center Inc.	(#,^)	94-33 Corona Ave, Corona, NY 11373	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/26/2043	330.5	330.5	373.2	0.12%
Jackpine Technologies Corporation	(#,^)	1 Mill & Main Pl., Ste 330, Maynard, MA 01754	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	2/22/2028	25.9	25.9	27.5	0.01%
Crossfit iQ LLC	(#,^)	346 Pike Rd, Bay 8 & 9, West Palm Beach, FL 33411	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/21/2028	29.7	29.7	30.7	0.01%
Wellfleet Consulting Inc.	(#,^)	2275 Research Blvd Ste 500, Rockville, MD 20850	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/21/2028	10.5	10.5	10.7	—%
Town & Country Transportation Co.	(#,^)	191-193 Arch St., New Britain, CT 06051	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	2/16/2028	46.1	46.1	48.9	0.02%
Lulinjett LLC dba All American Printing & Design	(#,^)	4621 Bayshore Rd, Fort Myers, FL 33917	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/14/2043	99.2	99.2	112.0	0.04%
Margab Inc dba Smoothie King	(#,^)	14200 SW 8th St Unit #102, Miami, FL 33184	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/13/2028	2.9	2.9	3.0	—%
JumboMarkets, Inc.	(#,^)	15500 SW Trail Dr, Indiantown, FL 34956	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/13/2028	145.1	145.1	150.1	0.05%
Tony Herring & Associates, Inc.	(#,^)	211 West Camellia Dr, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	2/9/2028	5.8	5.8	6.1	—%
Start UP Dreams, Inc dba SDC Concrete	(#,^)	30521 134th St SE, Sultan, WA 98294	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/9/2028	51.4	51.4	53.6	0.02%
Quality Machine of Iowa, Inc	(#,^)	1040 4th Ave, Audubon, IA 50025	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	2/9/2028	1,002.4	1,002.4	1,050.5	0.34%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Apps Inc., Market Share, and Singular Leaseholdings LLC	(#,^)	800 Village Walk #159, Guilford, CT 06437	Telecommunications	Term Loan	Prime plus 2.75%	2/8/2028	378.3	378.3	387.5	0.13%
De La Vega LLC dba De La Vega Deland and De La Vega Oviedo	(#,^)	128 North Woodland Blvd, Deland, FL 32720	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2028	35.8	35.8	37.3	0.01%
Macrotech Integrated Management Solutions dba Extreme Lawn Care	(#,^)	2425 Durrance LN, Ormond Beach, FL 32174	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/5/2028	8.4	8.4	8.9	—%
Midlothian Hardware Inc dba Grills True Value	(#,^)	4751 West 147th St., Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	2/2/2028	10.5	10.5	11.1	—%
Rocco'sLandscaping LLC	(#,^)	151 Kitts Lane, Newington, CT 06111	Administrative and Support Services	Term Loan	Prime plus 2.75%	1/31/2043	69.8	69.8	78.8	0.03%
USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	2290 NW 21st Terrace, Miami, FL 33142	Repair and Maintenance	Term Loan	Prime plus 2.75%	1/31/2028	10.4	10.4	10.7	—%
WydeBodi, LLC dba Wyde Bodi Auto Tags	(#,^)	706 North 37th St., Philadelphia, PA 19104	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/30/2043	44.2	44.2	49.9	0.02%
New Phaze Packaging Inc	(#,^)	9533 Irondale Ave, Los Angeles, CA 91311	Paper Manufacturing	Term Loan	Prime plus 2.75%	1/26/2043	893.1	893.1	1,008.4	0.33%
Concrete Services LLC and James Ward	(#,^)	24 County Rd 901, Jemison, AL 35085	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/25/2028	69.1	69.1	72.1	0.02%
Flair Interiors, Inc dba Giant Don's Flooring America	(#,^)	7725 Old Seward Hwy, Anchorage, AK 99502	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	1/24/2028	95.1	95.1	100.9	0.03%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd, Juliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/23/2028	5.4	5.4	5.5	—%
Lavish Specs Inc	(#,^)	262 Glen St., Glen Cove, NY 11542	Machinery Manufacturing	Term Loan	Prime plus 2.75%	1/19/2028	5.2	5.2	5.3	—%
Weeping Willow Kennels, Inc.	(#,^)	6041 Hammond School Rd, Salisbury,, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/19/2028	7.3	7.3	7.7	—%
Lou & Choo Enterprises Inc dba Lou & Choo Lounge	(#,^)	2101,2103 & 2105 West Hunting Park Ave, Philadelphia, PA 19140	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/18/2043	107.3	107.3	121.2	0.04%
MedWorxs Inc.	(#,^)	6857 Timbers Dr., Evergreen, CO 80439	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2028	54.5	54.5	55.8	0.02%
Specialized Dairy Processors LLC and Nathaly Zapata	(#,^)	2200 N Commerce Pkwy, Weston, FL 33326	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/16/2028	45.0	45.0	46.1	0.01%
Work of Heart Inc dba Little Nest Portraits	(#)	1000 Merdian Blvd, Ste 112, Franklin, TN 37067	Professional, Scientific, and Technical Services	Term Loan	7.5%	1/10/2028	4.0	4.0	3.8	—%
Human Resource Time Manager LLC	(#,^)	2737 Humphrey St., East Elmhurst, NY 11369	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/8/2028	10.7	10.7	11.3	—%
Sandfree Systems LLC	(#,^)	116 Cricket Ave Ste B, Ardmore, PA 19003	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/5/2028	5.2	5.2	5.5	—%
Crad Holding LLC dba Neighborhood Laundry of Bloomfield	(#,^)	60 Dodd St., Bloomfield, NJ 07003	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/5/2028	42.5	42.5	43.6	0.01%
Social Link LLC	(#,^)	41Peabody St., Nashville, TN 37210	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2027	7.7	7.7	7.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Farec, Inc	(#)	30250 W Nine Mile Rd, Farmington, MI 48336	Amusement, Gambling, and Recreation Industries	Term Loan	7.5%	12/29/2042	242.4	242.4	234.8	0.08%
Anderson Farms Inc	(#)	271 West Hwy 30, Burley, ID 83318	Truck Transportation	Term Loan	7.5%	12/22/2027	4,208.4	4,208.4	4,001.5	1.29%
Muckamuck Trucks, Inc.	(#,^)	510 S Spring St., Ukiah, CA 95482	Truck Transportation	Term Loan	Prime plus 2.75%	12/22/2027	9.4	9.4	9.8	—%
Medical Plaza of Boro Park PC	(#,^)	1266 51St 1st Floor, Brooklyn, NY 11219	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	13.5	13.5	13.8	—%
O'Rourke's Diner, LLC	(#,^)	728 Main St., Middleton, CT 06457	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2027	2.6	2.6	2.8	—%
Landmark Ventures USA Inc	(#,^)	475 Park Ave South 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	12/22/2027	42.8	42.8	43.7	0.01%
Salida Family Chiropractic-PPLC dba Salida Sport and Spine	(#,^)	203 G St., Salida, CO 81201	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2027	8.2	8.2	8.4	—%
Blue Lagoon Resort, LLC dba Hill View Cottages	(#,^)	3670 Lake Shore Dr, Lake George, NY 12845	Accommodation	Term Loan	Prime plus 2.75%	12/21/2042	175.3	175.3	198.0	0.06%
CT Auto Spa LLC	(#,^)	39 Albany Turnpike, West Simsbury, CT 06092	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/21/2027	149.6	149.6	158.4	0.05%
DHD Enterprise LLC dba Edible Arrangements #1699	(#,^)	828 Washington Ave, Miami Beach, FL 33139	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/21/2027	15.9	15.9	16.5	0.01%
DBMS Consulting, Inc.	(#,^)	164 West 83rd St.- Units 1F/1P, New York, NY 10024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/20/2027	54.3	54.3	56.9	0.02%
Auto Excellance of Fort Myers Inc.	(#,^)	3105 Fowler St., Fort Myers, FL 33901	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/19/2042	98.8	98.8	111.5	0.04%
1-0 Granny's Helpful Hands, LLC	(#,^)	705 East Lake St., Minneapolis, MN 55407	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2027	15.4	15.4	15.8	0.01%
Legion Bowl, Inc & Legion Pub Inc	(#,^)	661 Park St., Cranston, RI 02910	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/15/2042	307.5	307.5	347.2	0.11%
Ocean Trans LLC & Dehal Trucking LLC	(#,^)	1415 W. Anderson St., Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	12/15/2042	583.9	583.9	659.2	0.21%
Peanut Butter & Co., Inc	(#,^)	119 West 57th St., Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/15/2027	153.9	153.9	157.3	0.05%
KR Calvert & Co, LLC	(#,^)	1620 Westgate Circle Ste 100, Brentwood, TN 37027	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/14/2027	357.7	357.7	365.9	0.12%
Royalty Freight Inc	(#,^)	3728 W Mckinley Ave, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus 2.75%	12/14/2027	454.8	454.8	464.7	0.15%
Atlas Geo-Constructors, LLC	(#,^)	3466 Thomasville Rd, Winston Salem, NC 27107	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/14/2027	229.0	229.0	240.2	0.08%
AADJ Empire Inc and AADJ Galaxy Inc.	(#,^)	1599 Post Rd, Warwick, RI 02888	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/14/2042	168.5	168.5	190.2	0.06%
Heung Kyun Im	(#,^)	6235 Conlan Bay Dr, Houston, TX 77041	Nonstore Retailers	Term Loan	Prime plus 2.75%	12/14/2027	10.6	10.6	10.8	—%
LP Industries Inc. dba Childforms	(#,^)	2040 Norwood St. SW, Lenoir, NC 28645	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/14/2027	58.3	58.3	61.2	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Dr, Memphis, TN 38134	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/13/2042	81.3	81.3	91.8	0.03%
Hardway Inc & AFC Leasing Inc	(#,^)	12533 S. 73rd E. Place, Bixby, OK 74008	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/13/2027	524.9	524.9	536.3	0.17%
LPB LPB Property Management Inc dba Wilderness View Cabins & Ellijay	(#,^)	498 Wilderness View, Chatsworth, GA 30705	Real Estate	Term Loan	Prime plus 2.75%	12/12/2042	31.2	31.2	35.2	0.01%
Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 78550	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	12/12/2027	315.1	315.1	330.5	0.11%
A-1 Van Services Inc	(#,^)	154 Sandy Creek Rd, Verona, PA 15147	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/12/2027	502.5	502.5	528.1	0.17%
Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC	(#,^)	1120 Wren School Rd, Piedmont, SC 29673	Gasoline Stations	Term Loan	Prime plus 2.75%	12/12/2027	33.7	33.7	34.4	0.01%
AV Strategy Inc	(#,^)	9468 American Eagle Way Ste 100, Orlando, FL 32837	Rental and Leasing Services	Term Loan	Prime plus 2.75%	12/8/2027	333.7	333.7	347.2	0.11%
Clear Sound Communications, Inc	(#,^)	680 Old Medford Ave, Medford, NY 11763	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/8/2027	2.6	2.6	2.6	—%
Kim Howard Corp dba NPN Machine Tools	(#,^)	9130 Wayfarer Lane, Houston, TX 77075	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/7/2042	562.5	562.5	635.0	0.21%
ODS Inc	(#,^)	626 N Delsea Dr, Glassboro, NJ 08028	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/6/2027	33.6	33.6	34.9	0.01%
Healthcare Interventions, Inc dba Brightstar Healthcare of & Brightstar	(#,^)	5300 W. Atlantic Ave. Ste 501, Delray Beach, FL 33484	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/4/2027	10.3	10.3	10.5	—%
Oil Palace, Inc.	(#,^)	10408 Hwy 64 East, Tyler, TX 75707	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/4/2042	945.4	945.4	1,067.3	0.35%
PS Camping Inc.	(#,^)	43595 US Hwy 50, Canon City, CO 81212	Accommodation	Term Loan	8.25%	12/1/2027	17.3	17.3	17.0	0.01%
Utara LLC	(#,^)	214 Pine St, Sandpoint, ID 83864	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	15.9	15.9	16.5	0.01%
Square1 Partners, LLC	(#,^)	1088 Greenbriar Lane, Northbrook, IL 60062	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	12/1/2027	42.6	42.6	43.6	0.01%
Linda Jean Howard Riley dba The Rusty Bolt	(#,^)	22345 W. Rt 66, Seligman, AZ 86337	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	12/1/2042	19.5	19.5	22.0	0.01%
Salud Bar & Grill LLC	(#,^)	1413 Bushwick Ave, Brooklyn, NY 11207	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/1/2027	38.5	38.5	39.4	0.01%
WTI Distribution Inc	(#,^)	5491 E Francis St, Ontario, CA 91761	Support Activities for Transportation	Term Loan	Prime plus 2.75%	11/30/2027	27.1	27.1	28.3	0.01%
J. Venture Holdings, LLC	(#,^)	2285 St. Andrews Ave, Zachary, LA 70791	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/30/2027	8.4	8.4	8.9	—%
OPH Lexington, Inc	(#,^)	235 Walton Ave, Lexington, KY 40502	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	176.9	176.9	199.8	0.06%
Our Playhouse Preschool, LLC	(#,^)	3501 NC Hwy 54 W, Chapel hill, NC 27516	Social Assistance	Term Loan	Prime plus 2.75%	11/29/2042	217.5	217.5	245.6	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Beacon Brewing LLC and C' Sons, LLC	(#,^)	700 Lincoln St., Lagrange, GA 30204	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/27/2042	117.8	117.8	133.0	0.04%
Webtez Inc dba Mod Vans	(#,^)	920 Graves Ave, Oxnard, CA 93003	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/22/2027	47.3	47.3	48.5	0.02%
Step Up Academy of the Arts, LLC	(#,^)	2258A Wigwam Pkwy, Henderson, NV 89074	Educational Services	Term Loan	Prime plus 2.75%	11/22/2027	10.7	10.7	10.9	—%
JMD Corporation dba Dart's True Value	(#,^)	121 South Main St., Payette, ID 83661	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/22/2027	12.6	12.6	13.2	—%
Grumpy's Restaurant Company, LLC	(#,^)	834 Kingsley Ave, Orange Park, FL 32073	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	48.1	48.1	49.2	0.02%
Cali Fit Meals	(#,^)	3450 East Orangethrope Ave, Anaheim, CA 92806	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/21/2027	15.2	15.2	15.9	0.01%
PB Market LLC dba Pure Barre	(#,^)	164-C Market St, Charleston, SC 29401	Educational Services	Term Loan	Prime plus 2.75%	11/21/2027	73.4	73.4	75.0	0.02%
B Lam LLC	(#,^)	9419 Kenwood Rd, Cincinnati, OH 45242	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/20/2042	168.2	168.2	189.9	0.06%
Maya Motel, LLC dba Town House Motel	(#,^)	1701 Washington Ave, Waco, TX 76701	Accommodation	Term Loan	Prime plus 2.75%	11/17/2042	52.9	52.9	59.7	0.02%
Southern Specialty Contractor, LLC & Ronald David Holbrook Jr.	(#,^)	1990 Flippen Rd, Stockbridge, GA 30281	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	11/17/2027	35.8	35.8	36.7	0.01%
H & H Hotshot Services, Inc.	(#,^)	5455 N. 51st Ave Ste 30, Glendale, AZ 85301	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/16/2027	47.3	47.3	49.0	0.02%
Auto Rx LLC,J&P Auto Repair Inc	(#,^)	91 & 95 Woodbury Rd, Hicksville, NY 11801	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/15/2042	182.1	182.1	205.6	0.07%
J R Wholesale Tires & Auto Center, LLC	(#,^)	822 Cameron Lane, Lugoff, SC 29078	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/15/2042	12.5	12.5	14.1	—%
Marcaco LLC	(#,^)	124 Lincoln Ave, Colonie, NY 12205	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	11/15/2042	498.6	498.6	562.9	0.18%
Paramount Dance Studios Inc. and Homestead Dance Supply	(#,^)	112 N Krome Ave, Homestead, FL 33030	Educational Services	Term Loan	Prime plus 2.75%	10/14/2043	438.6	438.6	495.1	0.16%
Wing King at the Gardens LLC	(#,^)	4235 South Fort Apache Rd, Ste 250, Las Vegas, NV 89147	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/10/2027	6.6	6.6	6.7	—%
JNP Delivery Inc	(#,^)	4500 North Providence # 7, Appleton, WI 54913	Couriers and Messengers	Term Loan	6%	11/7/2027	6.5	6.5	6.4	—%
His Loving Hands Christian Academy, Inc.	(#,^)	15020 Harrison St., Miami, FL 33176	Social Assistance	Term Loan	Prime plus 2.75%	11/6/2042	85.1	85.1	96.1	0.03%
Sterling Campbell Insurance Agency, Inc	(#,^)	36359 North Gantzel Rd Ste 102, San Tan Valley, AZ 85140	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	11/3/2027	5.1	5.1	5.2	—%
S & S Auto Body Shop Inc.	(#,^)	5001 W. Clay St., Richmond, VA 23230	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/3/2042	69.9	69.9	78.9	0.03%
Top Quality Dent Service LLC	(#,^)	1541 Vapor Trail, Colorado Springs, CO 80905	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/2/2027	4.1	4.1	4.2	—%
Rachael Reel dba Rachel Reel Insurance Age	(#,^)	208 Bank St., Lenoir, TN 37771	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/31/2027	5.0	5.0	5.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Die Hard Used Car Sales	(#,^)	1668 West Grand Ave, Phoenix, AZ 85007	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/30/2042	52.3	52.3	59.1	0.02%
The Five Lakes LLC	(#,^)	13705 Holmes Rd, Kansas City, MO 64154	Educational Services	Term Loan	Prime plus 2.75%	10/30/2042	440.0	440.0	496.7	0.16%
Blue Eagle Transport Inc , Golden Eagle Transport, Inc & Green Eagle	(#,^)	377 Boston Post Rd Unit B, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	10/27/2027	27.7	27.7	28.5	0.01%
Sage Oil LLC	(#,^)	8913 Egyptian Ave, Las Vegas, NV 89143	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	10/27/2027	6.7	6.7	6.9	—%
Ashore Ventures Inc dba PuroClean Professional Restoration	(#,^)	909 SE Everett Mall Way Ste A-140, Everett, WA 98208	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/27/2027	9.7	9.7	10.0	—%
Suzie LLC dba Tony D's Restaurant	(#,^)	92 Huntington St., New London, CT 06320	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/25/2042	81.0	81.0	91.5	0.03%
Grand Blanc Lanes, Inc.	(#,^)	5301 S. Saginaw Rd, Flint, MI 48507	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/25/2027	10.0	10.0	10.6	—%
Schafer Fisheries Inc	(#,^)	21985 Waller Rd, Fulton, IL 61252	Food Manufacturing	Term Loan	Prime plus 2.75%	10/25/2027	25.7	25.7	27.3	0.01%
The Jig, LLC	(#,^)	3115 Camp Phillips Rd, Wausau, WI 54403	Food Services and Drinking Places	Term Loan	8.25%	10/24/2042	23.4	23.4	22.8	0.01%
Island Refrigeration & AC Inc	(#,^)	3201 Flagler Ave, Unit 510 & 511, Key West, FL 33040	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/18/2042	122.7	122.7	138.6	0.04%
Blueridge Armor LLC	(#,^)	1495 Hwy 74-A Bypass, Ste 150192, Spindale, NC 28160	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/17/2027	5.5	5.5	5.8	—%
H and K Dry Cleaning LLC ,Quintero Shopping Center LLC,Aqua Laundry	(#,^)	1227 Burnside Ave, East Hartford, CT 06108	Electronics and Appliance Stores	Term Loan	7.5%	10/17/2042	60.0	60.0	58.6	0.02%
Cortez Landscaping, LLC	(#,^)	4 Powder Rd, Norwalk, CT 06854	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/13/2027	12.8	12.8	13.3	—%
On Call Services LLC	(#,^)	15060 281St Ave NW, Zimmerman, MN 55398	Construction of Buildings	Term Loan	Prime plus 2.75%	10/13/2027	12.2	12.2	12.9	—%
Pro Anderson, LLC	(#,^)	1092 Hampton Inn Way, Ste 400, Jacksonville, NC 28546	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	10/11/2027	36.2	36.2	37.1	0.01%
Becky Lou Corp dba Rent A Center	(#,^)	3578 Route 611, Ste 210, Bartonsville, PA 18321	Rental and Leasing Services	Term Loan	Prime plus 2.75%	10/2/2027	60.7	60.7	63.3	0.02%
Ains Holding Company LLC	(#,^)	122 W. 26th St., New York, NY 10001	Management of Companies and Enterprises	Term Loan	Prime plus 2.75%	10/2/2027	67.6	67.6	69.5	0.02%
Dan Cline Transport Inc.	(#,^)	501 State Dr, Mount Vernon, MO 65712	Truck Transportation	Term Loan	Prime plus 2.75%	9/29/2030	758.8	758.8	803.6	0.26%
Harco Metal Products Inc	(#,^)	7895 East Acoma Dr Ste 102, Scottsdale, AZ 85260	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	9/29/2042	455.4	455.4	514.2	0.17%
Sashshel Corporation	(#,^)	676 Franklin Blvd, Somerset, NJ 08873	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/29/2042	196.6	196.6	221.9	0.07%
Threads of Time LLC	(#,^)	207 S Buchanan St., Danville, IL 61832	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	9/29/2042	127.1	127.1	143.5	0.05%
Pets A Go Go LLC	(#,^)	589 North State Rd, Briarcliff Manor, NY 10510	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/28/2042	183.5	183.5	207.2	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Rhode Island Tennis Management LLC	(#,^)	636 Centerville Rd, Warwick, RI 02886	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	519.7	519.7	586.7	0.19%
Nicholson Lumber Co Inc.	(#,^)	377 Main St., Nicholson, PA 18446	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/28/2030	164.8	164.8	178.8	0.06%
Rhode Island Tennis Management LLC	(#,^)	636 Centerville Rd, Warwick, RI 02886	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/28/2042	361.9	361.9	408.5	0.13%
Complete Care IT LLC	(#,^)	4801 South University Dr, Ste 125, Davie, FL 33328	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2027	9.7	9.7	9.9	—%
Technologist Inc	(#,^)	3120 Farview Dr, Ste 610, Falls Church, VA 22042	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	9/27/2027	163.7	163.7	172.8	0.06%
Inspirations Food Design, Inc	(#,^)	1338 Memorial Ave, West Springfield, MA 01089	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/26/2042	430.1	430.1	485.5	0.16%
KB Waterjet Cutting LLC	(#,^)	4330 Parker Lane, Addis, LA 70710	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/22/2027	6.7	6.7	7.0	—%
JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn	(#,^)	4864 Arthur Kill Rd Units 102,103,104 & 105, Staten Island, NY 10309	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/22/2027	14.8	14.8	15.2	—%
Sallee Pro-Custom Fabrication Shop LLC	(#,^)	8865 North County Rd 600 W, Scipio, IN 47273	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/21/2027	5.9	5.9	6.3	—%
NY Tent LLC & NY Tent Parent, LLC dba Tent Company of New York	(#,^)	1401 Lakeland Ave, Bohemia, NY 11716	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/20/2027	679.4	679.4	714.5	0.23%
Imagine By Carleen, Inc.	(#,^)	1404 Del Prado Blvd. South, Units 100 & 105, Cape Coral, FL 33904	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2027	5.0	5.0	5.2	—%
Insight Diagnostic Technologist Services	(#,^)	2030 Forest Ave, Ste 110, San Jose, CA 95128	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/20/2027	218.7	218.7	225.5	0.07%
Sound Manufacturing, Inc. & Monster Power Equipment, Inc.	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/20/2027	131.6	131.6	138.1	0.04%
CR Park Incorporated dba Define Body and Mind	(#,^)	49 W. Allandale Ave, Allendale, NJ 07401	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/20/2027	25.3	25.3	26.5	0.01%
Montessori Community School	(#,^)	123 South Navarra Dr, Scotts Valley, CA 95066	Social Assistance	Term Loan	Prime plus 2.75%	9/20/2042	252.2	252.2	284.7	0.09%
Stone's Construction and Remodeling, LLC	(#,^)	5210 Kaylin Dr, Akron, OH 44319	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	9/19/2027	3.4	3.4	3.5	—%
Li Family Spokane LLC	(#,^)	21 E. Lincoln Rd, Spokane, WA 99208	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2042	355.5	355.5	401.4	0.13%
Alaska Motor Home Inc	(#,^)	6633 Brayton Dr, Anchorage, AK 99507	Rental and Leasing Services	Term Loan	Prime plus 2.75%	9/13/2027	221.1	221.1	225.3	0.07%
Nails By Mercede LLC	(#,^)	2994 and 2996 Edgewater Dr, Orlando, FL 32804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2027	9.4	9.4	9.9	—%
Rajbai Maa Inc. dba Nara Lounge	(#,^)	244-252 Atwells Ave, Providence, RI 02903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/12/2042	358.7	358.7	405.0	0.13%
Town & Country Transportation Co. and Popco, LLC.	(#,^)	191 Arch St., New Britain, CT 06051	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/12/2042	155.9	155.9	176.0	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Health & Performance Center, LLC	(#,^)	1862 Craigshire Rd, Saint Louis, MO 63146	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/11/2027	13.5	13.5	13.7	—%

Morgan Lynn Kerstetter dba Catherine School of Dance	(#,^)	315 Mill St. 3rd Floor, Danville, PA 17821	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/11/2027	5.0	5.0	5.2	—%
Foxtail, LLC and Tottly New Services Corp	(#,^)	1481 Highland Ave, Cheshire, CT 06410	Social Assistance	Term Loan	Prime plus 2.75%	9/8/2042	269.3	269.3	304.0	0.10%
Crazy Beatz Productions LLC	(#,^)	20014 NE 138th St., Kearney, MO 64060	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 3.75%	9/7/2027	3.6	3.6	3.8	—%
South Fulton Landscape & Nursery, Inc.	(#,^)	3415 Enon Rd, College Park, GA 30349	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	9/7/2042	92.5	92.5	104.4	0.03%
Dreaming Big Learning Center Inc	(#,^)	3301 W Oak St, Kissimmee, FL 34741	Social Assistance	Term Loan	Prime plus 2.75%	9/5/2042	351.3	351.3	396.6	0.13%
Big Coop's Trucking LLC	(#,^)	3066 Misty Creek Dr., Swartz, MI 48473	Truck Transportation	Term Loan	Prime plus 2.75%	9/1/2027	66.1	66.1	69.1	0.02%
Blue EagleTransport Inc, Greeneagle Transport Inc & Golden Eagle	(#,^)	377 Boston Post Rd, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/31/2027	277.3	277.3	284.9	0.09%
Lake County Tow LLC	(#,^)	15409 Country Rd 565A, Clermont, FL 34711	Support Activities for Transportation	Term Loan	Prime plus 2.75%	8/25/2042	80.7	80.7	91.2	0.03%
Parlay Disributors LLC	(#,^)	20 Medford Ave, Ste 104, Patchogue, NY 11772	Educational Services	Term Loan	Prime plus 2.75%	8/25/2027	72.5	72.5	74.3	0.02%
Genuine Ventures LLC and Seaweed Ventures LLC	(#,^)	432 S Franklin St, Juneau, AK 99801	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/24/2030	457.2	457.2	488.7	0.16%
Delicias de Minas Restaurant, LLC	(#,^)	168-170 McWhorter St., Newark, NJ 07105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/22/2027	129.7	129.7	136.9	0.04%
L&V Auto Sales, Inc.	(#,^)	1504 West Franklin Blvd., Gastonia, NC 28052	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	8/21/2027	11.8	11.8	12.4	—%
Damiano Global Corp	(#,^)	333 Birch Hills Dr, Rochester, NY 14622	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/21/2027	14.7	14.7	15.4	—%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd Ste. 109 & 111, Joliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/18/2027	12.7	12.7	13.1	—%
Tony Herring & Associates, Inc	(#,^)	211 West Camellia Dr, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	8/17/2027	4.9	4.9	5.0	—%
Chester's World Enterprise LLC	(#,^)	140 W Alameda Dr, Ste 104, Tempe, AZ 85282	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	8/16/2027	14.7	14.7	15.2	—%
D'Amato & Sons Construction, Inc.	(#,^)	117 Oak St., Amityville, NY 11701	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	8/11/2027	5.4	5.4	5.6	—%
Roundhay Partners LLC and Roundhay Farming LLC	(#,^)	6160 Granite Spring Rd, Somerset, CA 95684	Crop Production	Term Loan	8.25%	8/8/2042	831.4	831.4	783.2	0.25%
L & J Corporate Services Inc	(#,^)	866 NW 110th Ave, Coral Springs, FL 33071	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	8/4/2027	3.7	3.7	3.7	—%
Work of Heart Inc dba Little Nest Portraits	(#,^)	1000 Merdian Blvd, Ste 112, Franklin, TN 37067	Professional, Scientific, and Technical Services	Term Loan	7.5%	7/28/2027	33.0	33.0	31.4	0.01%
Sharon G McMillen, MA Psychologist, Inc.	(#,^)	216 West Main St, Kingwood, WV 26537	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	7/28/2027	12.0	12.0	12.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

HQTRONIC LLC	(#,^)	10135 S. Roberts Rd, Ste. 209, Palos Hills, IL 60465	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	7/27/2027	14.5	14.5	14.8	—%
Oberon IT, Inc.	(#,^)	1404 W. Walnut Hill Lane, Irving, TX 75038	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/26/2027	141.2	141.2	146.6	0.05%
Gilles Peress Studio LLC	(#,^)	76 Lafayette Ave, Brooklyn, NY 11217	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/25/2027	39.8	39.8	40.6	0.01%
Obok LLC	(#,^)	2720 S. Havana St., Unit H, Aurora, CO 80014	Food Manufacturing	Term Loan	Prime plus 2.75%	7/21/2027	7.7	7.7	8.1	—%
Lil Tots' Learning Center LLC	(#,^)	3042 S 78th St, Tampa, FL 33619	Social Assistance	Term Loan	Prime plus 2.75%	7/21/2042	25.5	25.5	28.8	0.01%
Ocean Trans LLC	(#,^)	1415 W Andersonr Way, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	7/21/2027	25.6	25.6	26.1	0.01%
Matrix Z LLC	(#,^)	800 SW 21st Terrace, Fort Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 3.75%	7/19/2027	5.5	5.5	5.9	—%
Aitheras Aviation Group, LLC , Aitheras Aviation Group, LLC	(#,^)	2301 N Marginal Rd, Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus 2.75%	7/18/2027	532.3	532.3	543.6	0.18%
Wildflour Bakery & Cafe, LLC	(#,^)	5137 Clareton Dr, Ste 100,110 & 120, Agoura Hills, CA 91301	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/17/2027	14.5	14.5	15.3	—%
Koep Companies dba Pipestone True value	(#,^)	207 East Main St., Pipestone, MN 56164	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	7/14/2042	300.8	300.8	339.6	0.11%
McCord Holdings, Inc. dba Fast Signs 176101	(#,^)	7640 N. Wickham Rd, Melbourne, FL 32940	Administrative and Support Services	Term Loan	Prime plus 2.75%	7/7/2027	9.5	9.5	9.8	—%
Thrifty Market Inc dba Thrifty Foods	(#,^)	702 10th St., Wheatland, WY 82201	Food and Beverage Stores	Term Loan	Prime plus 2.75%	7/6/2027	69.4	69.4	71.7	0.02%
Hamilton & Associates Real Estate and Investments Firm LLC	(#,^)	11776 West Sample Rd, Coral Springs, FL 33065	Real Estate	Term Loan	Prime plus 2.75%	6/30/2042	49.7	49.7	56.1	0.02%
J. T. O'Neill Company, L.L.C	(#,^)	19972 Willowin Farm Lane, Purcellville, VA 20132	Real Estate	Term Loan	Prime plus 2.75%	6/30/2027	9.6	9.6	10.0	—%
J&M Civil Construction Services LLC	(#,^)	1221 County Rd 4371, Decatur, TX 76234	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/30/2027	68.4	68.4	71.2	0.02%
BQRS, Inc. DBA Gresham Meineke Car Care Center	(#,^)	18081 SE Division St., Portland, OR 97236	Repair and Maintenance	Term Loan	0%	6/30/2027	50.3	50.3	48.9	0.02%
New Chicago Wholesale Bakery Inc.	(#,^)	795 Touhy Ave, Elk Grove Village, IL 60007	Food Manufacturing	Term Loan	Prime plus 2.75%	6/30/2027	10.6	10.6	11.2	—%
Best Bees Company	(#,^)	839 Albany St., Boston, MA 02119	Animal Production and Aquaculture	Term Loan	Prime plus 2.75%	6/29/2027	14.3	14.3	14.9	—%
Oakhill Farms, LLC	(#,^)	15 Carl St., Johnston, RI 02919	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2030	75.1	75.1	82.1	0.03%
Stiegelbauer Associates Inc.	(#,^)	63 Flushing Ave, Unit 101, Building 280, Brooklyn, NY 11205	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/29/2027	196.5	196.5	208.1	0.07%
Intellixion LLC	(#,^)	7447 Egan Dr, Ste 110 A, Savage, MN 55378	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/29/2027	2.4	2.4	2.5	—%
Ocean Trans LLC and Dehal Trucking LLC	(#,^)	760 W. Charter Way, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus 2.75%	6/29/2027	383.0	383.0	399.0	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Foxhop Fitness, LLC	(#,^)	4211 NW Federal Hwy, Jensen Beach, FL 34957	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/28/2027	57.9	57.9	60.4	0.02%
Old Dominion Transportation Group, Inc.	(#,^)	2510 Hunters Place, Ste 202, Woodbridge, VA 22192	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	6/28/2027	765.1	765.1	799.4	0.26%
Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	(#,^)	211 East 25th St., Norfolk, VA 23504	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	6/27/2030	184.6	184.6	201.8	0.07%
Ains Holding Company, LLC	(#,^)	122 West 26th St., New York, NY 10001	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2027	818.3	818.3	855.0	0.28%
Northern Industries, LLC	(#,^)	W 5585 Dehart Dr, Tomahawk, WI 54484	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/23/2042	53.6	53.6	60.6	0.02%
Vella Construction Enterprises, Inc. dba Vella Construction	(#,^)	318 28th Ave, San Mateo, CA 94403	Construction of Buildings	Term Loan	Prime plus 2.75%	6/23/2027	14.3	14.3	14.9	—%
Birches Group, LLC	(#,^)	228 East 45th St. 12th FL South, New York, NY 10017	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/22/2027	31.9	31.9	33.2	0.01%
Scarlet Spartan Inc.dba FastSigns of Brighton	(#,^)	533 W. Grand River Ave, Brighton, MI 48116	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/19/2027	10.0	10.0	10.6	—%
Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	(#,^)	11535 Carmel Commons Blvd. Ste 200, Charlotte, NC 28226	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/16/2042	369.9	369.9	417.6	0.14%
JAM Media Solutions, LLC	(#,^)	4744 Tackawanna St., Philadelphia, PA 19124	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/15/2027	23.3	23.3	24.3	0.01%
All Regional Recyclers of Wood LLC dba ARROW, Superior Carting, LLC	(#,^)	104 Wooster St., Bethel, CT 06801	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	6/15/2042	285.5	285.5	322.3	0.10%
ESA 365 Corp and Lucathor Realty LLC	(#,^)	2420 Grand Ave, Baldwin, NY 11520	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/14/2042	20.7	20.7	23.3	0.01%
Susan Hughes dba Aloha Junction B and B	(#,^)	19-4037 Olapalapa Rd, Volcano, HI 96785	Accommodation	Term Loan	Prime plus 2.75%	6/14/2042	56.7	56.7	64.0	0.02%
Hull's Kitchen, LLC and HK Too, LLC	(#,^)	19 Hull Shore Dr, Hull, MA 02045	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/14/2042	91.3	91.3	103.1	0.03%
Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	(#,^)	577 Main Ave, Paterson, NJ 07055	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2042	85.0	85.0	96.0	0.03%
Refoleen Inc dba Spice and Tea Exchange	(#,^)	849 E Commerce St. Ste 121, San Antonio, TX 78205	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/8/2027	2.2	2.2	2.3	—%
Skydive California, LLC	(#,^)	25001 S Kasson Rd, Tracy, CA 95301	Educational Services	Term Loan	Prime plus 2.75%	6/2/2027	34.9	34.9	37.0	0.01%
SCW, LLC dba Arthur Murray Dance Studio	(#,^)	2383 Old Dixwell Ave, Hamden, CT 06518	Educational Services	Term Loan	Prime plus 2.75%	6/2/2042	134.2	134.2	151.5	0.05%
Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder	(#,^)	246 East Belt Blvd, Richmond, VA 23224	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	6/1/2042	41.9	41.9	47.4	0.02%
Funtime, LLC and Universal Entertainment Group LLC	(#,^)	13200 W. Foxfire Dr #144, Surprise, AZ 85387	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/31/2027	48.3	48.3	50.5	0.02%
Ricnet III, Inc. dba Edible Arrangements	(#,^)	716 Foxcroft Ave, Martinsburg, WV 25401	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/31/2027	9.5	9.5	9.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Haroon Baig,Inc.dba US1 Petrol	(#,^)	1280-1290 Dixwell Ave, Hamden, CT 06514	Gasoline Stations	Term Loan	Prime plus 2.75%	5/31/2042	242.2	242.2	273.5	0.09%
Sage Oil LLC	(#,^)	8913 Egyptian Ave, Las Vegas, NV 89143	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	5/31/2027	14.2	14.2	14.8	—%
Chet Lemon Enterprises LLC dba All American Sports	(#,^)	1544 Lane Park Cutoff, Tavares, FL 32778	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/26/2042	728.3	728.3	822.2	0.27%
Swantown Inn & Spa LLC	(#,^)	1431 11th Ave SE, Olympia, WI 98501	Accommodation	Term Loan	Prime plus 2.75%	5/26/2042	116.6	116.6	131.7	0.04%
Eagle Wood Works LLC	(#,^)	1448 Horsehead Rd, Lugoff, SC 29078	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	5/26/2027	7.5	7.5	7.9	—%
Hurricane Group, Inc.	(#,^)	312 West Fourth St., Carson City, NV 89703	Other Information Services	Term Loan	Prime plus 2.75%	5/26/2027	54.5	54.5	56.7	0.02%
Beyond Waves A Unique Salon LLC and Lori Ann Carlson	(#,^)	2290 Foxon Rd Route 80, North Branford, CT 06471	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/25/2027	2.9	2.9	3.0	—%
Locavore LLC dba Paloma Restaurant	(#,^)	401 S. Guadalupe St., Santa Fe, NM 87501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/25/2027	31.4	31.4	32.9	0.01%
Abdul Naushad MD PC dba Advanced Pain Centers	(#,^)	2865 James Blvd, Poplar Bluff, MO 63901	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/25/2042	372.3	372.3	420.4	0.14%
Innovim, LLC	(#,^)	6401 Golden Triangle Dr Ste 200, Greenbelt, MD 20770	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2027	182.5	182.5	190.1	0.06%
Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	(#,^)	132 North Wellwood Ave, Lindenhurst, NY 11757	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/19/2042	534.5	534.5	603.4	0.20%
Tres K Deli,Grocery,Fruit and Meat Inc.	(#,^)	125 West Tremont Ave, Bronx, NY 10453	Food and Beverage Stores	Term Loan	Prime plus 2.75%	5/19/2027	5.2	5.2	5.5	—%
Hayden Trucking LLC	(#,^)	11540 Eagle Vista Dr, Fort Worth, TX 76179	Truck Transportation	Term Loan	Prime plus 2.75%	5/19/2027	92.5	92.5	98.0	0.03%
PS Camping, Inc. dba Prospectors RV Resort	(#,^)	43659&43595 US Hwy 50, Canon City, CO 81212	Accommodation	Term Loan	8.25%	5/19/2042	891.0	891.0	871.8	0.28%
Mr. B's Bicycles & Mopeds, Inc.	(#,^)	1870 S. 4th Ave, Yuma, AZ 85364	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/18/2042	134.6	134.6	152.0	0.05%
Waterford Plumbing Co, Inc.	(#,^)	2425 W. Cuyler Ave, Chicago, IL 60618	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/18/2027	31.5	31.5	32.9	0.01%
Bay Car Wash LLC	(#,^)	952 South Commercial St. and West Magnolia, Aransas Pass, TX 78336	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2042	111.7	111.7	126.1	0.04%
Computech Computers Inc.	(#,^)	40-24 76th St., Office #2B, Elmhurst, NY 11373	Educational Services	Term Loan	Prime plus 2.75%	5/17/2027	31.5	31.5	32.8	0.01%
Arco Electrical Contractors Inc. dba Arco Construction Group	(#,^)	22-24 South Seventh St., Elizabeth, NJ 07202	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	5/16/2027	231.3	231.3	243.3	0.08%
5 Stars Learning Center Inc	(#,^)	14 Paine Ave, Irvington, NJ 07111	Social Assistance	Term Loan	Prime plus 2.75%	5/16/2042	56.7	56.7	64.0	0.02%
Sanderson Distribution Inc.	(#,^)	100 Daniel Dr, Alamo, CA 94507	Truck Transportation	Term Loan	Prime plus 2.75%	5/12/2027	6.6	6.6	6.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

B G F Bobby Q's Inc	(#,^)	447 N. Main St., Freeport, NY 11520	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2027	4.7	4.7	5.0	—%
Estelle Finkel Educational Associates,LLC	(#,^)	125 West Mount Pleasant Ave, Livingston, NJ 07039	Educational Services	Term Loan	Prime plus 2.75%	5/11/2027	76.7	76.7	79.9	0.03%
NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2027	55.7	55.7	58.4	0.02%
Innovation Transport, LLC	(#,^)	1 International Blvd, Mahwah, NJ 07495	Truck Transportation	Term Loan	Prime plus 2.75%	5/9/2027	49.3	49.3	52.1	0.02%
NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/9/2042	20.1	20.1	22.7	0.01%
Benchmark Building, Inc.	(#,^)	1439 Stargazer Terrace, Sanford, FL 32771	Construction of Buildings	Term Loan	Prime plus 2.75%	5/5/2027	14.2	14.2	14.8	—%
Cable Management LLC	(#,^)	290 Pratt St., Meriden, CT 06450	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	5/3/2027	36.1	36.1	38.1	0.01%
Fine Arts Center of Easley, Inc. dba Midtown Music	(#,^)	117 S. Pendleton St., Easley, SC 29640	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	5/2/2042	109.5	109.5	123.7	0.04%
Love and Glory Learning Center, Inc.	(#,^)	4911 N. 42nd St., Tampa, FL 33610	Social Assistance	Term Loan	Prime plus 2.75%	4/28/2042	71.4	71.4	80.6	0.03%
Sneads Ferry Foods, Inc. dba DQ Grill & Chill	(#,^)	920 Hwy 210, Sneads Ferry, NC 28460	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	598.3	598.3	675.5	0.22%
JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	(#,^)	393 Charles St., Providence, RI 02904	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2042	203.1	203.1	229.3	0.07%
Ralph's Hair Salon, Inc.	(#,^)	175 NW 14th St., Homestead, FL 33030	Personal and Laundry Services	Term Loan	Prime plus 2.75%	4/21/2042	45.8	45.8	51.7	0.02%
Getting Even LLC dba The Zoo Health Club	(#,^)	377 South Willow St., Ste B 2-1, Manchester, NH 03103	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/21/2027	4.7	4.7	4.9	—%
Condron Brothers LLC DBA Luv 2 Play	(#,^)	4790 La Sierra Ave, Riverside, CA 92505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/19/2027	74.4	74.4	78.0	0.03%
The Altitude Group, LLC and Core Home Security, LLC	(#,^)	949 Clint Moore Rd, Unit 949A, Boca Raton, FL 33487	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2027	26.9	26.9	27.9	0.01%
Citizens Lanes, LLC	(#,^)	5100 Goodson Connector Rd, Union City, GA 30291	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/31/2042	602.2	602.2	589.3	0.19%
Landmark Ventures USA, Inc.	(#,^)	475 Park Ave South 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	3/31/2027	115.3	115.3	119.7	0.04%
Golden Hen Inc. dba Cafe	(#,^)	468 W. Cheltenham Ave, Philadelphia, PA 19126	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/31/2027	39.8	39.8	41.4	0.01%
Bear Trail Lodge LLC	(#,^)	Mile 1 Bear Trail Rd, King Salmon, AK 99613	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/31/2042	506.4	506.4	571.8	0.18%
Schafer Fisheries Inc.	(#,^)	21985 Waller Rd, Fulton, IL 61252	Food Manufacturing	Term Loan	Prime plus 2.75%	3/30/2042	233.9	233.9	264.1	0.09%
Sea Smoke Barbeque, Corp and Danwen LLC	(#,^)	20 Island Farm Rd, Oak Bluffs, MA 02557	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/30/2042	216.7	216.7	244.7	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham	(#,^)	1221 Kentucky Mills Dr, Louisville, KY 40299	Accommodation	Term Loan	Prime plus 2.75%	3/29/2042	968.2	968.2	1,093.1	0.35%
Discount Price, LLC dba Robert's Market	(#,^)	2 Hill Rd, Franklin, NH 03235	Gasoline Stations	Term Loan	Prime plus 2.75%	3/29/2042	189.0	189.0	213.4	0.07%
Douglas K. Soderblom . dba Loma Linda Optometry	(#,^)	25815 Barton Rdad, Unit C104, Loma Linda, CA 92354	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/29/2027	61.5	61.5	64.3	0.02%
H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	(#,^)	5455 N 51st St., # 30, Glendale, AZ 85301	Couriers and Messengers	Term Loan	Prime plus 2.75%	3/29/2030	58.3	58.3	62.5	0.02%
New England Country Day School, Inc. and Thomas D. Walker	(#,^)	27 Kenosia Ave, Danbury, CT 06810	Social Assistance	Term Loan	Prime plus 2.75%	3/28/2042	345.9	345.9	390.5	0.13%
Heil & Hornik LLC dba Elysium Tennis	(#,^)	7637 C. Commerce Place, Plain City, OH 43064	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/27/2042	851.2	851.2	961.0	0.31%
Color Graphic Press, Inc.	(#,^)	42 Main St., Nyack, NY 10960	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	3/23/2027	73.8	73.8	77.9	0.03%
JBK Truck Trailer and Bus Inc.	(#,^)	8669 South State Rd 67, Camby, IN 46113	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/23/2042	81.3	81.3	91.8	0.03%
Denton Bio Fuels LLC and American Bio Source LLC	(#,^)	624 W. University Dr. Ste 359, TX, TX 76201	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	3/23/2027	40.0	40.0	41.9	0.01%
Executive Fitness & Nutrition Inc.	(#,^)	8610 Roosevelt Ave Ste 2, Jackson Heights, NY 11372	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/23/2027	12.4	12.4	13.1	—%
Baton Rouge Cargo Services Inc. and 6507 Westport, LLC	(#,^)	6507 Westport Ave, Shreveport, LA 71129	Truck Transportation	Term Loan	Prime plus 2.75%	3/22/2042	585.2	585.2	660.6	0.21%
The Purple Cow House of Pancake Inc	(#,^)	6 & 10 Skowhegan Rd, Fairfield, ME 04937	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2042	65.2	65.2	73.6	0.02%
Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc.	(#,^)	5880 US Hwy6, Portage, IN 46368	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/16/2027	203.6	203.6	215.0	0.07%
1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa	(#,^)	6510 North Broadway, Saint Louis, MO 63147	Truck Transportation	Term Loan	Prime plus 2.75%	3/13/2027	385.2	385.2	400.1	0.13%
Dwayne Bernard Tate	(#,^)	1238 Woodcliff Court SW, Lilburn, GA 30047	Truck Transportation	Term Loan	Prime plus 2.75%	3/10/2027	6.4	6.4	6.8	—%
Elegant Occasions, LLC dba E Productions	(#,^)	3650 Coral Ridge Dr Units 103-104, Coral Springs, FL 33065	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/10/2042	555.1	555.1	626.7	0.20%
Anthony LLC dba Star of Woodward Market	(#,^)	5730 Woodward Ave, Detroit, MI 48202	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/9/2042	105.7	105.7	119.3	0.04%
Podium Auto Sales Inc and RRS Property, LLC	(#,^)	246 S. Dixie Hwy, Pompano Beach, FL 33060	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/3/2042	83.2	83.2	93.9	0.03%
Weeping Willow Kennels, Inc and Aileen N Black	(#,^)	6041 Hammond School Rd, Salisbury, MD 21804	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2042	128.1	128.1	144.6	0.05%
Getting Even LLC dba The Zoo Health Club	(#,^)	377 South Willow St. Unit B2-1, Manchester, NH 03103	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/28/2027	58.4	58.4	61.1	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

McNally Enterprises Inc.	(#,^)	1010 N. Grove St., Anaheim, CA 92806	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/27/2027	39.1	39.1	40.8	0.01%
Teracore Inc.	(#,^)	3300 Holcomb Bridge Rd, Ste 226, Norcross, GA 30092	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/27/2027	99.3	99.3	103.2	0.03%
B & J Bicycle Shop Inc.	(#,^)	1620 E. Sample Rd, Pompano Beach, FL 33064	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	2/24/2027	3.8	3.8	4.0	—%
3W Enterprises LLC	(#,^)	2727 Industrial Pkwy, Elkhart, IN 46516	Textile Product Mills	Term Loan	Prime plus 2.75%	2/24/2042	59.3	59.3	66.9	0.02%
TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	(#,^)	2235 S. Power Rd Ste 118, Mesa, AZ 85209	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/24/2027	45.6	45.6	48.2	0.02%
Ameritube, LLC and Ravone Properties, LLC	(#,^)	1000 North State. Hwy 77, Hillsboro, TX 76645	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/14/2042	171.2	171.2	193.3	0.06%
Baton Rouge Cargo Services Inc. and 2808 Court Street, LLC	(#,^)	2808 Court St., Port Allen, LA 70767	Truck Transportation	Term Loan	Prime plus 2.75%	2/10/2042	226.8	226.8	256.0	0.08%
Marvic Enterprises Inc dba Jordan's Liquor	(#,^)	199 Taunton Ave, East Providence, RI 02914	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/10/2042	200.4	200.4	226.2	0.07%
Maximo Canot dba Wash and Dry Laundrymat	(#,^)	34 Morningside Ave, Yonkers, NY 10703	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/10/2042	126.0	126.0	142.2	0.05%
Harrison Logging Company LLC	(#,^)	127 Legate Rd, Indian Mound, TN 37079	Forestry and Logging	Term Loan	Prime plus 2.75%	2/9/2027	65.8	65.8	68.9	0.02%
8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	(#,^)	174-176 Mountain Ave, Springfield, NJ 07081	Repair and Maintenance	Term Loan	Prime plus 2.75%	2/7/2042	299.8	299.8	338.5	0.11%
DBMS Consulting, Inc.	(#,^)	164 West 83rd St. Units 1F/1P, New York, NY 10024	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/1/2042	172.3	172.3	194.6	0.06%
Chidlren's House Learning, Inc and Tarps Investment Group	(#,^)	720 Wilbraham Rd, Springfield, MA 01109	Social Assistance	Term Loan	Prime plus 2.75%	1/31/2042	293.4	293.4	331.3	0.11%
Fave Realty Inc.	(#,^)	1875 Grand Ave, Baldwin, NY 11510	Real Estate	Term Loan	Prime plus 2.75%	1/30/2042	49.8	49.8	56.2	0.02%
SRC Publishing LLC	(#,^)	8690 Waterford Bend St., Las Vegas, NV 89123	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	1/27/2027	13.5	13.5	14.0	—%
Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	(#,^)	5245 Bucks Bar Rd, Placerville, CA 95667	Beverage and Tobacco Product Manufacturing	Term Loan	8.25%	1/19/2030	203.5	203.5	198.5	0.06%
Jolibe LLC and Jolibe Atelier LLC	(#,^)	357 w 36th #401, New York, NY 10018	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	1/18/2027	6.3	6.3	6.6	—%
Eickmann Management Group LLC dba Jimmy Johns of Dundee	(#,^)	568 Techumseh St., Dundee, MI 48131	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/17/2027	59.6	59.6	63.0	0.02%
Fullbro Trust dba Menemsha Blues	(#,^)	2 Basin Rd, Chilmark, MA 02535	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	1/13/2027	13.5	13.5	14.2	—%
Echelon Enterprises, Inc	(#,^)	16701 E. Iliff Ave, Aurora, CO 80013	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	1/10/2027	29.3	29.3	30.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Metropolitan Solutions Group Inc.	(#,^)	1420 Chestnut St., Portsmouth, VA 23704	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/19/2041	250.4	250.4	282.7	0.09%
Techni-Pro Institute LLC	(#,^)	414 NW 35th St., Boca Raton, FL 33431	Educational Services	Term Loan	Prime plus 2.75%	12/15/2026	111.9	111.9	116.4	0.04%
Sempco, Inc.	(#,^)	51 -55 Lake St. Unit #2-6, Nashua, NH 03060	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	38.2	38.2	43.2	0.01%
New Chicago Wholesale Bakery, Inc.	(#,^)	795 Touhy Ave, Elk Grove Village, IL 60007	Food Manufacturing	Term Loan	Prime plus 2.75%	12/15/2041	426.1	426.1	481.0	0.16%
Allied Welding Inc.	(#,^)	1820 N. Santa Fe Ave, Chillicothe, IL 61523	Fabricated Metal Product Manufacturing	Term Loan	5.25%	12/15/2041	711.0	711.0	690.8	0.22%
Elita 7, LLC	(#,^)	16 Marble St., Worcester, MA 01603	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	12/15/2041	669.9	669.9	756.4	0.24%
Trison Enterprises Inc.dba Lee's Automotive	(#,^)	13281 Aurora Ave N, Seattle, WA 98311	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/14/2041	371.1	371.1	418.9	0.14%
Wayfarer Bicycle LLC	(#,^)	118-120 Ocean Ave, New London, CT 06320	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	12/13/2041	84.2	84.2	95.1	0.03%
Roast Beef Levittown LLC dba Arby's	(#,^)	2080 Hempstead Turnpike, East Meadow, NY 11554	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/13/2026	125.2	125.2	131.8	0.04%
Mack Team Enterprises Inc.dba The UPS Store #6815	(#,^)	38200 Ave of the States, Fort Gordon, GA 30905	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/9/2026	12.0	12.0	12.6	—%
eCommerce Direct, LLC	(#,^)	3440 Gannett Ave, Des Moines, IA 50321	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/9/2026	457.5	457.5	477.0	0.15%
Recycling Revolution,LLC	(#,^)	4190 Collins Rd, Unadilla, GA 31091	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/9/2041	81.9	81.9	92.4	0.03%
New Life Hospital LLC	(#)	17400 Red Oak Dr, Houston, TX 77090	Hospitals	Term Loan	Prime plus 2.75%	12/8/2041	1,110.7	1,110.7	1,254.0	0.41%
Hanson's Greeks LLC	(#,^)	8132 N. 87th Place, Ste A, Scottsdale, AZ 85258	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/8/2026	6.6	6.6	7.0	—%
The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	(#)	29291 Amerihost Dr, Dowagiac, MI 49047	Accommodation	Term Loan	8.25%	12/5/2041	329.5	329.5	322.0	0.10%
Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence,LLC	(#)	1 Pebble Wood Lane, Palm Coast, FL 32164	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	11/30/2041	63.4	63.4	71.6	0.02%
Quick Ship, LLC	(#)	448 W. 19th St, Houston, TX 77008	Couriers and Messengers	Term Loan	Prime plus 2.75%	11/30/2026	6.1	6.1	6.3	—%
Imaginarium Foods LLC,	(#,^)	751 N. Cable Rd, Lima, OH 45805	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2042	340.1	340.1	384.0	0.12%
Access Staffing, LLC	(#,^)	360 Lexington Ave 8th Floor, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/29/2026	717.8	717.8	743.6	0.24%
Usman Jalil, LLC dba Food Mart	(#)	147 N Washington St., Plainville, CT 06062	Gasoline Stations	Term Loan	Prime plus 2.75%	11/29/2041	212.3	212.3	239.7	0.08%
WPN Recycling Company LLC	(#,^)	5101 Andard Ave, Baltimore, MD 21226	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	11/23/2026	13.1	13.1	13.8	—%
CRK Mens, LLC dba Spiff for Men	(#,^)	750 Third Ave, New York, NY 10017	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/23/2026	61.6	61.6	64.0	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Broms Asset Management LLC	(#,^)	215 East 79th St. Apt 9E, New York, NY 10075	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	11/22/2026	72.5	72.5	75.1	0.02%
JBK Truck Trailer and Bus Inc.	(#)	8669 S. State Rd 67, Camby, IN 46113	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/22/2041	377.4	377.4	426.1	0.14%
Bouquet Restaurant LLC	(#,^)	519 Main St., Covington, KY 41011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/22/2041	88.2	88.2	99.5	0.03%
Skaggs RV Outlet LLC	(#,^)	301 Commerce Dr, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	11/21/2026	58.2	58.2	61.3	0.02%
Catherine Christine Morin dba Purr-Fect Pets	(#,^)	1915 North Austin Ave, Georgetown, TX 78626	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/17/2026	10.9	10.9	11.3	—%
Hoosier Health Plus, LLC	(#,^)	520 East 8th St., Anderson, IN 46012	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/15/2026	50.8	50.8	53.5	0.02%
MIK LLC dba Firehouse Subs	(#,^)	17250 Royalton Rd, Strongsville, OH 44136	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2026	129.7	129.7	134.6	0.04%
Dyer Properties, LLC and Bayview Pharmacy, Inc.	(#)	3844 Post Rd, Warwick, RI 02886	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/9/2041	218.8	218.8	247.0	0.08%
Fine Line Interiors, Inc.	(#)	2530 SW 30th Ave, Hallandale Beach, FL 33009	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/4/2041	56.7	56.7	64.0	0.02%
131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	(#,^)	13215 Miles Ave, Cleveland, OH 44105	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/3/2041	104.0	104.0	117.4	0.04%
Veracruz Shabo, LLC Waterfalls Quick Lube LLC	(#)	1325 Broad St., Central Falls, RI 02863	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/1/2041	107.9	107.9	121.8	0.04%
Glocecol LLC	(#,^)	10302 NW South River Dr, Bay #18, Miami, FL 33178	Administrative and Support Services	Term Loan	Prime plus 2.75%	11/1/2026	43.6	43.6	45.9	0.01%
Moolchan Enterprises LLC dba Staying Green	(#)	2650 S.W. 154 Ave, Davie, FL 33331	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2026	6.3	6.3	6.6	—%
Woodstock Enterprises Corp dba True Scent Candle Co	(#)	191 2nd Ave, Warwick, RI 02888	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	10/31/2041	80.5	80.5	90.9	0.03%
Elite Structures Inc	(#,^)	401 Old Quitman Rd, Abel, GA 31620	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/27/2029	160.8	160.8	174.7	0.06%
Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	(#,^)	200 North Branford Rd, Branford, CT 06405	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	10/24/2026	243.8	243.8	256.7	0.08%
Worldwide Estate, Inc. dba Washington Heights Manor	(#,^)	10620 W. Greenwood Terrace, Milwaukee, WI 53224	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	10/21/2041	203.5	203.5	229.8	0.07%
Gold Wind Logistics LLC	(#)	2830 Beech Daly Rd, Inkster, MI 48141	Truck Transportation	Term Loan	Prime plus 2.75%	10/20/2041	161.6	161.6	182.4	0.06%
Speaker City, Inc. dba Rollin Thunder	(#)	246 East Belt Blvd, Richmond, VA 23224	Electronics and Appliance Stores	Term Loan	Prime plus 2.75%	10/14/2041	113.4	113.4	128.0	0.04%
Maine Service Corp	(#)	59-22 55th St., Maspeth, NY 11378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	10/13/2026	94.1	94.1	99.1	0.03%
Justin Partlow	(#)	100 Independence Place, Ste 414, Tyler, TX 75703	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	10/13/2026	11.2	11.2	11.6	—%
Reliable Recovery Services LLC	(#)	2401 West Mcdowell Rd, Phoenix, AZ 85009	Support Activities for Transportation	Term Loan	Prime plus 2.75%	10/7/2026	64.5	64.5	67.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Wyspen Corporation dba Charlestown Ace	(#)	5 Austin St., Charlestown, MA 02129	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	20.6	20.6	21.4	0.01%
Ailky Corporation	(#)	352 Beford St., Lakeville, MA 02347	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	10/3/2026	135.9	135.9	141.4	0.05%
JJA Transportation Management Inc.	(#)	15 Church St., Upland, PA 19015	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	9/30/2026	26.8	26.8	27.8	0.01%
Seaway LLC and Reklaw LLC dba Allure Lounge	(#)	415 -417 Halsey Dr, Newark, NJ 07102	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2041	124.1	124.1	140.1	0.05%
CNC Precision Machine, Inc.	(#)	18360 Industrial Circle, Burton, OH 44021	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/28/2041	1,157.4	1,157.4	1,306.7	0.42%
CD Game Exchange Inc.	(#)	3719 N Mississippi, Portland, OR 97227	Merchant Wholesalers, Durable Goods	Term Loan	8.25%	9/28/2026	3.5	3.5	3.4	—%
Beadon Inc	(#)	2601 Old Ocean City Rd, Salisbury, MD 21804	Food and Beverage Stores	Term Loan	Prime plus 2.75%	9/28/2026	12.7	12.7	13.3	—%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	(#)	24201 North Hwy 1, Fort Bragg, CA 95437	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	9/26/2026	5.1	5.1	5.3	—%
TPFC,LLC dbaThe Picture Frame Company	(#)	5957 Glenway Ave, Cincinnati, OH 45238	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/26/2041	53.0	53.0	59.9	0.02%
Cuppiecakes LLC	(#)	313 S Main St., McGregor, TX 76557	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/21/2041	20.3	20.3	22.9	0.01%
Wrecking Crew Media LLC	(#)	229 Commercial Ave, Pittsburgh, PA 15212	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	9/21/2026	16.0	16.0	16.6	0.01%
Metropet Dog Center, Inc	(#)	2057 West Shore Rd, Warwick, RI 02889	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/13/2041	98.6	98.6	111.3	0.04%
Animal Intrusion Prevention Systems Holding Company, LLC dba Critter	(#)	1362-1366 W. Carrier Pkwy, Grand Prairie, TX 75050	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/30/2026	76.0	76.0	78.8	0.03%
Raem Corporation dba Dryclean Express	(#)	557 West Whitney Rd, Fairport, NY 14450	Personal and Laundry Services	Term Loan	Prime plus 2.75%	8/29/2041	65.3	65.3	73.7	0.02%
Warren Dale Warrington dba Custom Paint and Body	(#)	705 S Market Ave, Fort Pierce, FL 34982	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/26/2041	91.2	91.2	103.0	0.03%
TR Companies LLC dba Liberty Rental 4 U	(#)	410 N Church Rd, Liberty, MO 64068	Rental and Leasing Services	Term Loan	Prime plus 2.75%	8/25/2026	27.5	27.5	28.4	0.01%
Rosmel Pools Inc	(#)	9300 NW 25th St. Ste 103, Miami, FL 33172	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	11.7	11.7	12.1	—%
Avery Management Inc. dba Whetstone Upholstery	(#)	1122 N Bloulevard, Richmond, VA 23230	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/25/2026	5.7	5.7	5.9	—%
2 Cool Beans LLC dba Menchies's Frozen Yogurt	(#)	11331 Thienes Ave, South El Monte, CA 91733	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/11/2026	39.9	39.9	41.2	0.01%
Grayson O Company	(#)	6509 Newell Ave, Kannapolis, NC 28082	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	8/10/2041	563.0	563.0	635.6	0.21%
Paul Belanger dba Paul Belanger Landscaping	(#)	2595 Military Ave, Los Angeles, CA 90064	Administrative and Support Services	Term Loan	Prime plus 2.75%	8/9/2026	8.3	8.3	8.6	—%
The Hungry Rhino LLC	(#)	47 South Main St., Windsor Locks, CT 06096	Real Estate	Term Loan	Prime plus 2.75%	7/29/2041	68.5	68.5	77.4	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

USA General Investment LLC dba Braniff Paint and Body Shop	(#)	2290 NW 21st Terrace, Miami, FL 33142	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2026	12.3	12.3	12.8	—%
Little Tree Huggers Child Care LLC	(#)	38620 9 Mile Rd, Farmington Hills, MI 48335	Social Assistance	Term Loan	Prime plus 2.75%	7/29/2041	125.8	125.8	142.1	0.05%
303 Tower Drive LLC	(#)	303 Tower Dr, Ste A, Middletown, NY 10941	Repair and Maintenance	Term Loan	Prime plus 2.75%	7/29/2041	359.8	359.8	406.2	0.13%
676 Club LP dba The Green Door Tavern/The Drifter	(#)	676 and 678 North Orleans ST, Chicago, IL 60654	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/28/2041	622.6	622.6	702.9	0.23%
Intrepid Trinity LLC	(#)	680 Douglas Ave, Providence, RI 02908	Nonstore Retailers	Term Loan	Prime plus 2.75%	7/28/2041	56.2	56.2	63.4	0.02%
EPEC Juice LLC dba Jamba Juice	(#)	810 Ninth St., Ste 128, Durham, NC 27705	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	45.7	45.7	47.2	0.02%
JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	(#)	1 West Main St., Patchogue, NY 11772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/27/2026	72.8	72.8	75.2	0.02%
My Sainath Inc dba Motel 6	(#)	1008 E Crest Dr, Waco, TX 76705	Accommodation	Term Loan	Prime plus 2.75%	7/22/2041	282.9	282.9	319.4	0.10%
Robert G Larson State Farm Insurance	(#)	7922 Jamaica Ave, Woodhaven, NY 11421	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	7/22/2026	12.3	12.3	12.7	—%
Robert P Daniels dba Ginger and Friend's Peppermint Village Gift Shop	(#)	1502 Hwy 157, Mansfield, TX 76063	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	7/18/2026	8.6	8.6	8.9	—%
Franklin Firm LLC dba Luv 2 Play	(#,^)	1310 East Stan Schleuter Loop, Killeen, TX 76542	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/15/2041	41.2	41.2	46.5	0.02%
Martin Inventory Management LLC	(#)	304 1/2 Main St., Edgefield, SC 29824	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	6/30/2026	13.3	13.3	14.0	—%
P L H Pharmaco Inc dba Farmacia San Jose	(#)	149 48th St., Union City, NJ 07087	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	6/30/2026	86.2	86.2	90.5	0.03%
Desert Tacos LLC	(#)	245 East Bell Rd Ste A-2, Phoenix, AZ 85022	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/30/2026	54.6	54.6	57.3	0.02%
VMA Technologies LLC	(#)	120 South Serenata Dr Unit 332, Ponte Vedra Beach, FL 32082	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/30/2026	12.1	12.1	12.6	—%
Corning Lumber Company Inc and Frank R Close and Son Inc	(#)	1314 Sixth St., Orland, CA 95963	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/30/2029	133.6	133.6	145.4	0.05%
WGI, LLC dba Williams Grant Inn	(#)	154 High St., Bristol, RI 02809	Accommodation	Term Loan	Prime plus 2.75%	6/29/2041	110.3	110.3	124.6	0.04%
O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	(#)	626 Delsea Dr N, Glassboro, NJ 08028	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2026	75.5	75.5	78.8	0.03%
Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	(#)	1431 11th Ave SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus 2.75%	6/24/2041	90.8	90.8	102.5	0.03%
Visual Advantage LLC dba Signs Now Perryberg	(#)	23248 Dunbridge Rd, Perrysburg, OH 43443	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2041	81.8	81.8	92.4	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Long Island Comedy LLC dba Governors and New York Comedy, LLC	(#)	90 A Division Ave, Levittown, NY 11756	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/23/2041	173.5	173.5	195.9	0.06%
Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	(#,^)	27 Main St., Monroe, CT 06468	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/23/2041	447.0	447.0	504.6	0.16%
Bagelicious, LLC	(#)	945 S Main St, Cheshire, CT 06410	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2026	29.4	29.4	30.6	0.01%
Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle	(#)	377 Boston Post Rd, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/16/2026	273.7	273.7	285.3	0.09%
Jai-Alexia Consulting, Inc.	(#)	14660 Paddock Dr, Wellington, FL 33414	Couriers and Messengers	Term Loan	Prime plus 2.75%	6/15/2026	6.4	6.4	6.6	—%
Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	(#)	1137 West St., Southington, CT 06489	Social Assistance	Term Loan	Prime plus 2%	6/15/2041	457.4	457.4	516.3	0.17%
Luv 2 Play AZ LLC	(#)	15495 Bell Rd, Surprise, AZ 85374	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/10/2026	40.0	40.0	42.0	0.01%
Refoleen Inc dba Spice and Tea Exchange	(#)	849 East Commerce St., Ste 121, San Antonio, TX 78205	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/10/2026	46.5	46.5	48.5	0.02%
Larry H. Patterson and Rainbow Movers, Inc	(#)	2325 Hollers Ave, Bronx, NY 10475	Truck Transportation	Term Loan	Prime plus 2.75%	6/6/2026	12.1	12.1	12.6	—%
AP5 LLC dba Krauser's Food Store	(#)	5 Pond Point Rd, Milford, CT 06460	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/2/2041	173.8	173.8	196.2	0.06%
ATI Jet Inc	(#)	7007 Boeing Dr, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	5/31/2026	307.3	307.3	321.3	0.10%
Angelo Faia dba AVF Construction	(#,^)	55 Arbour Lane, Sewell, NJ 08080	Construction of Buildings	Term Loan	Prime plus 2.75%	5/27/2041	89.8	89.8	101.4	0.03%
Premier Athletic Center of Ohio, Inc	(#)	8957 Kingsridge Dr, Centerville, OH 45459	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/27/2026	46.4	46.4	48.7	0.02%
Southwest Division Inc	(#)	2103 NE 3rd Terrace, Cape Coral, FL 33909	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	5/26/2026	4.4	4.4	4.6	—%
Jack Frost Firewood Inc. and David Dubinsky	(#)	3168 Holland Rd, Virginia Beach, VA 23453	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/26/2041	184.6	184.6	208.4	0.07%
International Kitchen Supply LLC	(#)	3466 North Hwy 11, West Union, SC 29696	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	5/25/2026	119.9	119.9	125.4	0.04%
Island Life Graphics Inc dba FASTSIGNS #576	(#)	1410 E. Oak St., Fernandina Beach, FL 32034	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	5/24/2026	11.9	11.9	12.4	—%
Powerspec Inc	(#)	1 Linsley Place, Metuchen, NJ 08840	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/24/2026	46.1	46.1	48.0	0.02%

Horseshoe Barbecue, LLC	(#)	6555, 6565, 6575 N. Sandario Rd, Tucson, AZ 85743	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/23/2029	5.1	5.1	5.5	—%
Elderfriend Inc dba Granny Nannies dba GN Live Scan	(#)	1499 W. Palmetto Park Rd., Ste #115, Boca Raton, FL 33486	Social Assistance	Term Loan	Prime plus 2.75%	5/20/2026	6.8	6.8	7.0	—%
HBA LLC dba Palmetto Twist-Vista	(#)	1225-1229 Lincoln St., Columbia, SC 29201	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2026	10.3	10.3	10.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Dedicated Incorporated	(#)	2916 North 39th St., Phoenix, AZ 85019	Administrative and Support Services	Term Loan	Prime plus 2.75%	5/18/2041	41.6	41.6	47.0	0.02%
FJN Catering Inc	(#)	106 Main St., Mineola, NY 11951	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/13/2041	234.1	234.1	264.3	0.09%
Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	(#)	11 Kirby Rd, Cromwell, CT 06419	Social Assistance	Term Loan	Prime plus 2.75%	5/12/2041	118.6	118.6	133.9	0.04%
Sabir Inc. dba Bear Diner	(#)	603 Pulaski Hwy, Bear, DE 19701	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/11/2041	110.8	110.8	125.1	0.04%
Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	(#)	401 East City Ave Ste 122, Bala Cynwyd, PA 19004	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/29/2026	11.7	11.7	12.2	—%
Warner Home Comfort, LLC dba Smith Piping	(#)	1571 Canton Rd., NW, Carrollton, OH 44615	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/29/2041	73.7	73.7	83.2	0.03%
Hard Exercise Works Winter Park LLC	(#)	11551 University Blvd, Ste. 4C Building 1, Orlando, FL 32817	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/29/2026	21.2	21.2	22.1	0.01%
Alpha Omega Trucking LLC	(#)	14432-52 State Line Rd, Brookings, OR 97415	Truck Transportation	Term Loan	Prime plus 2.75%	4/29/2041	157.1	157.1	177.4	0.06%
Empowerschool LLC and Empower Autism Academy, LLC	(#)	1250 South A. W. Grimes Rd, Round Rock, TX 78665	Social Assistance	Term Loan	Prime plus 2.75%	4/29/2041	135.7	135.7	153.2	0.05%
Loriet LLC	(#)	5001 Vivienda Way, Sarasota, FL 34235	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	4/29/2026	3.9	3.9	4.1	—%
Costume World Inc	(#)	950 South Federal Hwy, Deerfield Beach, FL 33441	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	4/28/2041	1,153.3	1,153.3	1,302.1	0.42%
Accent Comfort Services, LLC	(#)	5035-C West W. T. Harris Blvd, Charlotte, NC 28269	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/26/2026	46.9	46.9	48.9	0.02%
Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	(#)	27-29 Cooper St., Meriden, CT 06053	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/22/2041	223.3	223.3	252.1	0.08%
AAA Mill Direct, Inc. dba Carpet Mill Outlets	(#)	1 North Armistead Ave, Hampton, VA 23669	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	4/21/2026	4.1	4.1	4.3	—%
KNS Early Learning Academy LLC	(#)	57 Merritt St. SE, Marietta, GA 30060	Social Assistance	Term Loan	Prime plus 2.75%	4/6/2041	45.6	45.6	51.5	0.02%
Waterfalls Quick Lube LLC and Veracruz Shabo LLC	(#)	1325 Broad St., Central Falls, RI 02863	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/6/2041	245.9	245.9	277.6	0.09%
Vehicle Safety Supply LLC	(#)	15 East 72nd St., Ste 14-H, New York, NY 10021	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/31/2026	11.5	11.5	12.0	—%
Dana A. Farley dba Independent Cabinets	(#)	5805 NE Minder Rd, Poulsbo, WA 98370	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/31/2041	57.5	57.5	64.9	0.02%
Christian Soderquist dba Soderquist Plumbing and Heating LLC	(#)	7 Oak Dr, Sandy Hook, CT 06482	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/31/2041	50.6	50.6	57.1	0.02%
Cameo Carter, MD A Professional Corporation dba The Garden Pediatric	(#)	101 East Redlands Blvd., Ste 106, Redlands, CA 92373	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/31/2026	38.4	38.4	40.0	0.01%
MTS Car Service LLC	(#)	9 Gibson Court Apt# 1, Norwalk, CT 06854	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	3/30/2026	5.4	5.4	5.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	(#)	162 Danielson Pike, Foster, RI 02825	Accommodation	Term Loan	Prime plus 2.75%	3/30/2026	11.7	11.7	12.2	—%
Wyldewood Cellars, Inc.	(#)	951 East 119th St, Mulvane, KS 67120	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	3/30/2041	932.5	932.5	1,052.8	0.34%
Barrocas Gym LLC dba Snap Fitness	(#)	260 West Main St., Avon, CT 06001	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/29/2026	9.6	9.6	10.0	—%
Marathon Engineering Corporation	(#)	5615 2nd St. W, Lehigh Acres, FL 33971	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/28/2041	40.1	40.1	45.3	0.01%
Revolution Physical Therapy LLC dba Apex Network Physical Therapy	(#)	2705 Dougherty Ferry Rd Ste 104, St. Louis, MO 63122	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2026	11.7	11.7	12.2	—%
ActKnowledge, Inc	(#)	365 5th Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/24/2026	64.1	64.1	67.1	0.02%
Precious Care LLC and Precious Care Management LLC	(#)	186-06 Union Turnpike, Fresh Meadows, NY 11364	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/21/2026	272.6	272.6	283.5	0.09%
Kekoa Enterprises Inc dba Signarama Sandy	(#)	8942 South 700 East, Sandy, UT 84070	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2026	25.4	25.4	26.4	0.01%
Taylors Zinn Enterprises Inc dba Eons Auto Care Inc	(#)	330 West Harden St., Graham, NC 27253	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/18/2041	72.2	72.2	81.5	0.03%
Brian T Rice dba BD Logging	(#)	800 3rd St Apt B, St Marys, WV 26170	Forestry and Logging	Term Loan	Prime plus 2.75%	3/17/2026	0.9	0.9	1.0	—%
R & D Enterprises Inc dba My Pool Man	(#)	291 North Texas Ave., Orlando, FL 32805	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/15/2026	25.6	25.6	26.6	0.01%
Mustafa Inc and Raouf Properties LLC	(#)	3538 Pin Oak Dr, San Antonio, TX 78229	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/14/2041	66.7	66.7	75.4	0.02%
Dupre Capital LLC dba Fastsigns	(#)	215 Quartermaster Court, Jeffersonville, IN 47130	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	3/11/2026	29.9	29.9	31.1	0.01%
Step Up Academy of the Arts LLC	(#)	2558 Wigwam Pkwy Ste A, Henderson, NV 89074	Educational Services	Term Loan	Prime plus 2.75%	3/9/2026	4.1	4.1	4.3	—%
Faith Summit Supply Inc dba Summit Supply and Summit True Value	(#)	8584 US Business Hwy 277, Haskell, TX 79521	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	3/9/2026	11.5	11.5	12.1	—%
Swerve Salon LLC	(#)	1419 N Wells St., Chicago, IL 60610	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2026	40.5	40.5	42.1	0.01%
J & W Hardwood Flooring Inc	(#)	14967 Madison St, Brighton, CO 80602	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/7/2026	3.8	3.8	4.0	—%
Living Essentials HVAC Corp	(#)	42 West St., Apt 24, Randolph, MA 02368	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	2/28/2026	7.6	7.6	7.9	—%
The River Beas, LLC dba Subway and Punam Singh	(#)	5516 Baltimore Ave, Hyattsville, MD 20781	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2041	120.3	120.3	135.8	0.04%
Drug Detection Laboratories, Inc. and Minh Tran	(#)	9700 Business Park Dr, Sacramento, CA 95827	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/28/2026	10.0	10.0	10.4	—%
Aaradhya LLC dba Market Square Laundry	(#)	7727 Crittenden St., Philadelphia, PA 19118	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/23/2026	39.0	39.0	40.6	0.01%
Ei3 Corporation	(#)	136 Summit Ave, Montvale, NJ 07645	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	2/12/2026	164.7	164.7	172.5	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	(#)	2250 Warrensville Center Rd, University Heights, OH 44118	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	2/12/2029	204.8	204.8	221.1	0.07%
Jersey Shore Marina & Boat Sales, Inc.	(#)	841 Route 70 East, Brick, NJ 08724	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/12/2041	384.0	384.0	433.6	0.14%
Wildflour Bakery & Cafe LLC	(#)	5137 Clareton Dr., Ste 100, Agoura Hills, CA 91301	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2026	31.0	31.0	32.4	0.01%
Dolarian Realty LLC and OV's Restaurant Inc	(#)	34 Old Colony Ave, East Taunton, MA 02718	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/5/2041	60.1	60.1	67.9	0.02%
Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	(#)	1196 Inverness Lane, Stow, OH 44224	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2025	54.7	54.7	56.9	0.02%
MCF Forte LLC	(#)	1245 W Baseline Rd Unit 105, Mesa, AZ 85202	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2025	9.1	9.1	9.5	—%
Panditos LLC dba White Lotus Home	(#)	431 Raritan Ave, Highland Park, NJ 08904	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	12/28/2025	7.7	7.7	8.0	—%
800 on the Trax LLC and Matrix Z LLC	(#)	800 SW 21st Terrace, Fort Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 2.75%	12/23/2040	228.7	228.7	258.2	0.08%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	(#)	24201 North Hwy 1, Fort Bragg, CA 95437	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2040	90.7	90.7	102.4	0.03%
Joyce Outdoor Advertising Chicago LLC	(#)	2443 West 16th St., Chicago, IL 60608	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/22/2040	266.7	266.7	301.1	0.10%
Premier Athletic Center of Ohio Inc. and Gates Investments and Wade	(#)	8957 Kingsridge Dr, Centerville, OH 45459	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/22/2028	570.8	570.8	616.5	0.20%
Hattingh Incorporated dba Prosthetic Care Facility	(#)	4415 Woodridge Pkwy, Ste 180, Leesburg, VA 20176	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/21/2025	8.8	8.8	9.1	—%
Accent Tag and Label Inc	(#)	2201 Rittenhouse St, Des Moines, IA 50321	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	12/18/2040	586.6	586.6	662.2	0.21%
Trip Consultants U.S.A. Inc.	(#)	311 85th St., Brooklyn, NY 11209	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/18/2025	80.8	80.8	83.8	0.03%
Sourceco Limited Liability Company	(#)	17 Palmer Ave, West Long Branch, NJ 07764	Merchant Wholesalers, Nondurable Goods	Term Loan	6.5%	12/17/2025	21.8	21.8	21.5	0.01%
Abitino's JFK LLC dba Abitino's	(#)	Terminal 8 JFK ExpressWay Airport, Jamaica, NY 11430	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2022	26.8	26.8	27.0	0.01%
JAG Unit 1, LLC	(#)	1 West Main St., Patchogue, NY 11772	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/16/2025	130.3	130.3	135.1	0.04%
Swalm Street LLC and New York Home Health Care Equipment LLC	(#)	30 Hopper St., Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	7.5%	12/16/2040	360.0	360.0	352.6	0.11%
Moments to Remember USA LLC dba Retain Loyalty	(#)	1250 Sanders Ave SW, Massillon, OH 44646	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/16/2025	45.3	45.3	47.2	0.02%
New York Home Health Care Equipment, LLC	(#)	30 Hopper St., Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/16/2025	496.4	496.4	518.3	0.17%
Basista Family Limited Partnership and UPE, Inc.	(#)	3401 Brecksville Rd, Richfield, OH 44286	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	12/14/2040	303.0	303.0	342.1	0.11%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

DC Enterprises Ltd. dba Lakeview True Value	(#)	318 North F St., Lakeview, OR 97630	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	12/14/2025	10.9	10.9	11.4	—%
LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	(#)	880 Lowcountry Blvd, Mount Pleasant, SC 29464	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/4/2040	444.7	444.7	502.0	0.16%
DWeb Studio, Inc.	(#)	10800 E. Bethany Dr, Ste 275, Aurora, CO 80014	Educational Services	Term Loan	Prime plus 2.75%	11/25/2025	5.4	5.4	5.6	—%
Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	(#)	3105 NW 107 Ave Ste 102, Doral, FL 33172	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	11/20/2025	42.7	42.7	44.3	0.01%
S.B.B. Enterprises Inc dba Williamston Hardware	(#,^)	139 S Putnam St., Williamston, MI 48895	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/19/2040	95.8	95.8	108.1	0.03%
Financial Network Recovery Inc	(#,^)	250 E Easy St. Ste 1, Simi Valley, CA 93065	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/26/2025	18.8	18.8	19.4	0.01%
ADMO Inc dba Mid States Equipment	(#,^)	16180 Westwoods Business Park, Ellisville, MO 63021	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	10/8/2025	10.5	10.5	10.9	—%
R.H. Hummer Jr., Inc.	(#,^)	2141 P Ave, Williamsburg, IA 52361	Truck Transportation	Term Loan	Prime plus 2.75%	9/30/2025	187.1	187.1	195.4	0.06%
Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	(#,^)	1838 Adee Ave, Baychester, NY 10469	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	9/30/2040	80.3	80.3	90.6	0.03%
Binky's Vapes LLC	(#,^)	10539 Greenbelt Rd Ste 102, Lanham, MD 20706	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/30/2025	10.3	10.3	10.7	—%
Greensward of Marco Inc.	(#,^)	54 Marco Lake Dr, Marco Island, FL 34146	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/28/2040	77.6	77.6	87.6	0.03%
RIM Investments LLC and RIM Architects LLC	(#,^)	645 G St. Ste 400, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/28/2040	350.5	350.5	395.7	0.13%
Daniel W. Stark dba Mountain Valley Lodge and RV Park	(#,^)	223 Hwy 80, Rodeo, NM 88056	Accommodation	Term Loan	Prime plus 2.75%	9/25/2040	11.9	11.9	13.4	—%
Prestigious LifeCare for Seniors LLC	(#,^)	5701 North Pine Island Rd, Tamarac, FL 33321	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/25/2025	4.5	4.5	4.7	—%
St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	(#,^)	10 West Orvis St., Massena, NY 13662	Accommodation	Term Loan	Prime plus 2.75%	9/24/2040	549.1	549.1	619.9	0.20%
Finish Strong Inc dba FASTSIGNS St Peters	(#,^)	98 North Hillview Dr, St Peters, MO 63376	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	9/23/2025	23.0	23.0	23.7	0.01%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/21/2025	22.8	22.8	23.6	0.01%
Vanderhoof LLC dba Soxfords	(#,^)	11 Sellecks Walk, Pound Ridge, NY 10576	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/18/2025	4.7	4.7	4.9	—%
MiJoy Inc dba Imo's Pizza	(#,^)	215 South Kirkwood Rd, Kirkwood, MO 63122	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/18/2025	3.8	3.8	3.9	—%
Naeem Khan LTD	(#,^)	260 West 36h St., New York, NY 10018	Apparel Manufacturing	Term Loan	Prime plus 2.75%	9/17/2025	57.5	57.5	59.4	0.02%
FirstVitals Health and Wellness Inc	(#,^)	521 Ala Moana Blvd. Ste 261, Honolulu, HI 96813	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	9/15/2025	79.6	79.6	82.3	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	(#,^)	170 Main St., North Kingstown, RI 02852	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	9/8/2040	123.1	123.1	139.0	0.04%
Empower Autism Academy	(#,^)	1250 South A. W. Grimes Rd, Round Rock, TX 78665	Social Assistance	Term Loan	Prime plus 2.75%	9/4/2040	601.8	601.8	679.4	0.22%
Elite Institute LLC dba Huntington Learning Center	(#,^)	13526 Village Park Dr Ste 214, Orlando, FL 32837	Educational Services	Term Loan	Prime plus 2.75%	8/28/2025	6.8	6.8	7.1	—%
God Be Glorified Inc dba GBG Inc	(#,^)	40 West. 162nd St, South Holland, IL 60473	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	8/20/2025	23.9	23.9	24.7	0.01%
GDP Gourmet LLC dba Joe and John's Pizza Restaurant	(#,^)	136 New Jersey Ave, Absecon, NJ 08201	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/19/2040	127.0	127.0	143.4	0.05%
Gold Jet Corp.	(#,^)	2472 Broadway, New York, NY 10025	Couriers and Messengers	Term Loan	Prime plus 2.75%	8/14/2025	34.7	34.7	36.0	0.01%
SKJ Inc dba Subway	(#,^)	401 S Woodlawn Ave, Bloomington, IN 47401	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/13/2025	41.7	41.7	43.2	0.01%
LP Industries Inc dba Childforms	(#,^)	110 Charleston Dr, Mooresville, NC 28117	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	7/29/2025	66.3	66.3	69.0	0.02%
Free Ion Advisors LLC	(#,^)	322 Evandale Rd, Scarsdale, NY 10583	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	7/21/2025	28.4	28.4	29.3	0.01%
Murrayville Donuts, Inc dba Dunkin' Donuts	(#)	2304 N College Rd, Wilmington, NC 28405	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2040	319.9	319.9	361.1	0.12%
Jonathan E Nichols and Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Dr, Memphis, TN 38134	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/30/2025	32.4	32.4	33.7	0.01%
Thrifty Market, Inc. dba Thrifty Foods	(#,^)	702 10th St, Wheatland, WY 82201	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/30/2030	193.0	193.0	212.3	0.07%
Summit Beverage Group LLC	(#,^)	211 Washington Ave, Marion, VA 24354	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	8/29/2030	201.9	201.9	222.3	0.07%
E & G Enterprises LLC dba Comfort Keepers	(#,^)	220 Middle St., Franklin, VA 23851	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/26/2025	9.7	9.7	10.1	—%
SofRep, Inc dba Force 12 Media	(#,^)	930 Tahoe Blvd Ste 802-543, Incline Village, NV 89451	Other Information Services	Term Loan	Prime plus 2.75%	6/26/2025	34.4	34.4	35.6	0.01%
TJU-DGT Inc dba The Lorenz Cafe	(#,^)	714-718 Lorenz Ave, Pittsburgh, PA 15220	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/26/2029	13.4	13.4	14.6	—%
Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	(#,^)	13886 Campo Rd, Jamul, CA 91935	Gasoline Stations	Term Loan	Prime plus 2.75%	6/26/2040	331.4	331.4	374.2	0.12%
CEM Autobody LLC dba Dawn's Autobody	(#,^)	7 Division St, Keyport, NJ 07735	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/26/2040	118.2	118.2	133.4	0.04%
Wolf Enviro Interests, LLC and Enviromax Services Inc	(#,^)	18002 Mueschke Rd, Cypress, TX 77433	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/25/2040	215.0	215.0	242.7	0.08%
Ohs Auto Body, Inc. dba Ohs Body Shop	(#,^)	3560 Hwy 93 South, Kalispell, MT 59901	Repair and Maintenance	Term Loan	7.22%	6/25/2040	1,070.0	1,070.0	1,048.1	0.34%
Evinger PA One, Inc. dba Postal Annex, Falcon	(#,^)	7661 McLaughlin Rd, Falcon, CO 80831	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	6/24/2025	10.0	10.0	10.4	—%
RJI Services, Inc.	(#,^)	353 E Angeleno Ste G, Burbank, CA 91502	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/23/2025	9.7	9.7	10.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Real Help LLC dba Real Help Decorative Concrete	(#,^)	2221 Broadway St., Buffalo, NY 14212	Administrative and Support Services	Term Loan	Prime plus 2.75%	6/22/2025	23.0	23.0	23.9	0.01%
KRN Logistics, LLC and Newsome Trucking, Inc	(#)	2262 Hwy 53 W, Jasper, GA 30143	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2025	59.2	59.2	61.5	0.02%
Inverted Healthcare Staffing of Florida LLC dba Interim Healthcare	(#,^)	111 N Pompano Beach Blvd., Pompano Beach, FL 33062	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/18/2025	20.1	20.1	20.9	0.01%
AM PM Properties, LLC and AM PM Willington, LLC	(#,^)	1308 Stafford Rd, Storrs Mansfield, CT 06268	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/17/2040	75.7	75.7	85.5	0.03%
Mirage Plastering Inc and Mpire LLC and Mpire II LLC	(#,^)	1802 W Grant Rd Ste 114, Tucson, AZ 85745	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/12/2040	121.0	121.0	136.6	0.04%
Eldredge Tavern LLC dba Gonyea's Tavern	(#,^)	150 Main St., Pascoag, RI 02859	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/8/2040	$49.1	$49.1	$55.4	0.02%
ViAr Visual Communications, Inc. dba Fastsigns 281701	(#,^)	4721 University Way NE, Seattle, WA 98105	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/5/2025	$26.8	$26.8	$27.8	0.01%
Medworxs LLC	(#,^)	10901 W. Toller Dr, Littleton, CO 80127	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/3/2025	$54.0	$54.0	$56.0	0.02%
DTM Parts Supply Inc.	(#)	31 Sageman St, Mount Vernon, NY 10550	Merchant Wholesalers, Durable Goods	Term Loan	7%	6/2/2025	$35.4	$35.4	$35.0	0.01%
XCESSIVE THROTTLE, INC dba Jake's Roadhouse	(#,^)	5980 Lamar St., Arvada, CO 80003	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2025	$3.5	$3.5	$3.6	—%
Villela CPA PL	(#,^)	777 Brickell Ave, Ste 500, Miami, FL 33131	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	5/27/2025	$3.8	$3.8	$3.9	—%
Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	(#,^)	2188 Brunswyck Rd, Wallkill, NY 12589	Accommodation	Term Loan	Prime plus 2.75%	5/20/2040	$151.5	$151.5	$171.1	0.06%
15 McArdle LLC and No Other Impressions Inc	(#,^)	15 McArdle St., Rochester, NY 14611	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/15/2040	$160.3	$160.3	$180.9	0.06%
South Park Properties LLC and Midlothian Hardware LLC	(#,^)	4751 147th St., Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	5/6/2040	$41.6	$41.6	$46.9	0.02%
Matthew Taylor and Landon Farm LLC	(#)	6103 N Church St, Greensboro, NC 27455	Personal and Laundry Services	Term Loan	Prime plus 2.75%	5/4/2040	$87.5	$87.5	$98.8	0.03%
Cares Inc dba Dumpling Grounds Day Care Center	(#,^)	4508 Blakiston St., Philadelphia, PA 19136	Social Assistance	Term Loan	Prime plus 2.75%	5/1/2040	$70.5	$70.5	$79.6	0.03%
Diamond Solutions LLC	(#,^)	7845 East Evans Rd. Ste A, Scottsdale, AZ 85260	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 2.75%	4/21/2025	$8.0	$8.0	$8.3	—%
Faramarz Nikourazm dba Car Clinic Center	(#,^)	10707 Shady Trail, Dallas, TX 75220	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/3/2040	$63.8	$63.8	$72.0	0.02%
Copper Beech Financial Group LLC	(#,^)	1223 North Church St., Moorestown, NJ 08057	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	3/30/2025	$50.6	$50.6	$52.4	0.02%
Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes	(#,^)	40 Buzzard Ridge Rd, Sequim, WA 98382	Accommodation	Term Loan	Prime plus 2.75%	3/27/2040	$261.3	$261.3	$295.0	0.10%
Shorr Enterprises Inc dba New Design Furniture Manufacturers	(#,^)	3033 NW 28 St., Lauderdale Lakes, FL 33311	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	3/27/2025	$43.1	$43.1	$44.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Shellhorn and Hill Inc dba Total Fleet Service	(#,^)	501 South Market St, Wilmington, DE 19801	Nonstore Retailers	Term Loan	Prime plus 2.75%	3/27/2040	$423.2	$423.2	$477.8	0.15%
Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	(#,^)	5600 N. River Rd #925, Rosemont, IL 60018	Real Estate	Term Loan	Prime plus 2.75%	3/27/2025	$512.3	$512.3	$529.5	0.17%
Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	(#,^)	800 James Ave, Scranton, PA 18510	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/26/2040	$46.7	$46.7	$52.8	0.02%
Zero-In Media Inc	(#,^)	1123 Broadway Ste 704, New York, NY 10010	Data Processing, Hosting, and Related Services	Term Loan	Prime plus 2.75%	3/25/2025	$9.1	$9.1	$9.4	—%
Loriet LLC	(#,^)	5001 Vivienda Way, Sarasota, FL 34235	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	3/24/2025	$4.9	$4.9	$5.0	—%
Shelton Incorporated dba Mrs. Winners	(#,^)	4509 N. Henry Blvd., Stockbridge, GA 30281	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/20/2040	$97.4	$97.4	$110.0	0.04%
Jaymie Hazard dba Indigo Hair Studio and Day Spa	(#,^)	2016 Warwick Ave, Warwick, RI 02889	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/20/2040	$37.3	$37.3	$42.2	0.01%
R & R Security and Investigations Inc dba Pardners Lake Buchanan	(#,^)	15615 State Route 29, Buchanan Dam, TX 78609	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/19/2040	$73.8	$73.8	$83.4	0.03%
MMS Realty, LLC and Molecular MS Diagnostics LLC	(#,^)	1224 Greenwich Ave, Warwick, RI 02886	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/18/2040	$132.9	$132.9	$150.0	0.05%
Royal Crest Motors LLC	(#,^)	769 Amesbury Rd, Haverhill, MA 01830	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	3/16/2040	$79.0	$79.0	$89.2	0.03%
Luigi's on Main LLC and Luigi's Main Street Pizza Inc	(#,^)	491 Montauk Hwy, Eastport, NY 11941	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/4/2025	$4.6	$4.6	$4.7	—%
Pace Motor Lines, Inc.	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus 2.75%	2/26/2025	$25.8	$25.8	$26.8	0.01%
Kingseal LLC dba Desoto Health and Rehab Center	(#,^)	475 Nursing Home Dr, Arcadia, FL 34266	Nursing and Residential Care Facilities	Term Loan	Prime plus 2.75%	2/26/2040	$1,103.9	$1,103.9	$1,246.3	0.40%
Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 60636	Social Assistance	Term Loan	Prime plus 2.75%	2/19/2040	$53.8	$53.8	$60.8	0.02%
Grand Blanc Lanes, Inc. and H, H and H, LLC	(#,^)	5301 S Saginaw Rd, Flint, MI 48507	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/31/2039	$114.3	$114.3	$129.0	0.04%
First Prevention and Dialysis Center, LLC	(#,^)	17940 NW 27th Ave, Miami Gardens, FL 33056	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/30/2024	$100.7	$100.7	$104.1	0.03%
Bowlerama Inc	(#,^)	3031 New Castle Ave, New Castle, DE 19720	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/24/2039	$1,072.3	$1,072.3	$1,210.6	0.39%
The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	(#,^)	114-115 Medical Center Ave, Sebring, FL 33870	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/23/2039	$473.3	$473.3	$534.4	0.17%
Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	(#,^)	1700 W 4th St., Dequincy, LA 70633	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	12/23/2039	$429.7	$429.7	$485.1	0.16%
B.S. Ventures LLC dba Dink's Market	(#,^)	48649 Hwy 58, Oakridge, OR 97463	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/19/2039	$46.2	$46.2	$52.1	0.02%
Will Zac Management LLC dba Papa John's	(#)	2410 West Jefferson St., Ste B, Joliet, IL 60435	Food Services and Drinking Places	Term Loan	6.25%	12/19/2024	$36.5	$36.5	$36.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

The Jewelers Inc. dba The Jewelers of Las Vegas	(#,^)	2400 Western Ave, Las Vegas, NV 89102	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 2.75%	12/19/2024	$466.1	$466.1	$480.5	0.16%
B & W Towing, LLC and Boychucks Fuel LLC	(#,^)	701 Addison Rd, Painted Post, NY 14870	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/17/2039	$136.7	$136.7	$154.4	0.05%
Kemmer LLC and Apples Tree Top Liquors LLC	(#,^)	1300 S Jackson St., Salem, IN 47167	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/4/2039	$119.0	$119.0	$134.3	0.04%
Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	(#,^)	988 Hemlock St., Cannon Beach, OR 97110	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/25/2039	$101.7	$101.7	$114.8	0.04%
Legacy Estate Planning Inc dba American Casket Enterprises	(#,^)	2176 Route 119 North, Greensburg, PA 15601	Personal and Laundry Services	Term Loan	Prime plus 2.75%	11/21/2024	$15.4	$15.4	$15.9	0.01%
DC Real LLC and DC Enterprises LTD dba Lakeview True Value	(#,^)	318 North F St., Lakeview, OR 97630	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	11/20/2039	$102.8	$102.8	$116.1	0.04%
Heartland American Properties LLC and Skaggs RV Outlet LLC	(#,^)	301 Commerce Dr, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	10/31/2039	$409.1	$409.1	$461.8	0.15%
DNT Storage and Properties LLC	(#,^)	38 Old National Pike, West Alexander, PA 15376	Real Estate	Term Loan	Prime plus 2.75%	10/10/2039	$87.0	$87.0	$98.2	0.03%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	10/10/2024	$65.4	$65.4	$67.5	0.02%
Doctors Express Management of Central Texas LLC	(#,^)	3614 SW HK Dodgen Loop, Ste F, Temple, TX 76504	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	10/8/2024	$2.3	$2.3	$2.4	—%
Michael Rey Jr. and Lynn J. Williams (EPC) and GIG Petcare dba Hickory	(#,^)	900 Alpine Rd, Bridgeville, PA 15017	Personal and Laundry Services	Term Loan	Prime plus 2.75%	10/3/2039	$104.9	$104.9	$118.4	0.04%
Sumad LLC dba BrightStar Care of Encinitas	(#,^)	680 Fletcher Pkwy, Ste 206, El Cajon, CA 92020	Administrative and Support Services	Term Loan	Prime plus 2.75%	10/2/2024	$19.0	$19.0	$19.6	0.01%
Roccos LLC and Sullo Pantalone Inc dba Rocco's	(#,^)	79 Beach Rd Units B13 and B14, Vineyard Haven, MA 02568	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/30/2039	$218.1	$218.1	$246.3	0.08%
Gordon E Rogers dba Stonehouse Motor Inn	(#,^)	162 Danielson Pike, Foster, RI 02825	Accommodation	Term Loan	Prime plus 2.75%	9/26/2039	$49.0	$49.0	$55.4	0.02%
Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	(#,^)	308 Kennedy St. NW, Washington, DC 20011	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/23/2024	$5.4	$5.4	$5.6	—%
Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	(#,^)	3390 W. Andrew Johnson Hwy, Greeneville, TN 37743	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/17/2039	$124.1	$124.1	$140.1	0.05%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 N Beach St., Fort Worth, TX 76111	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/15/2024	$106.1	$106.1	$109.2	0.04%
Tavern Properties LLC and Wildwood Tavern LLC	(#,^)	6480 West Touhy Ave, Niles, IL 60714	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/15/2039	$365.3	$365.3	$412.4	0.13%
B&P Diners LLC dba Engine House Restaurant	(#,^)	71 Lafayette St.,, Salem, MA 01970	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/10/2024	$27.8	$27.8	$28.6	0.01%
Atlas Auto Body Inc dba Atlas Auto Sales	(#,^)	20 Providence St., West Warwick, RI 02893	Repair and Maintenance	Term Loan	Prime plus 2.75%	8/22/2039	$43.8	$43.8	$49.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Katie Senior Care LLC dba Home Instead Senior Care	(#,^)	222E Eufaula St Ste 220, Norman, OK 73069	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2024	$36.0	$36.0	$37.0	0.01%
Alpha Preparatory Academy LLC	(#,^)	4462 Mink Livsey Rd, Snellville, GA 30039	Social Assistance	Term Loan	Prime plus 2.75%	8/15/2039	$124.0	$124.0	$140.0	0.05%
Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	(#,^)	10463 Hamer Rd, Georgetown, OH 45121	Motor Vehicle and Parts Dealers	Term Loan	6%	8/8/2039	$117.5	$117.5	$115.1	0.04%
Almost Home Property LLC and Almost Home Daycare LLC	(#,^)	35 Copps Hill Rd, Ridgefield, CT 06877	Social Assistance	Term Loan	Prime plus 2.75%	8/7/2039	$560.9	$560.9	$633.3	0.20%
575 Columbus Avenue Holding Company, LLC and LA-ZE LLC	(#,^)	575 Columbus Ave, New Haven, CT 06519	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/30/2039	$17.3	$17.3	$19.5	0.01%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus 2.75%	7/24/2039	$127.0	$127.0	$143.4	0.05%
AMG Holding, LLC and Stetson Automotive, Inc	(#,^)	309 Route 9, Waretown, NJ 08758	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/30/2039	$173.9	$173.9	$196.4	0.06%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus 2.75%	6/30/2039	$740.4	$740.4	$835.9	0.27%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave Route 53, Lisle, IL 60532	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/30/2024	$31.5	$31.5	$32.4	0.01%
Nikobella Properties LLC and JPO Inc dba Village Car Wash	(#,^)	1372 South US Route 12, Fox Lake, IL 60020	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/25/2039	$434.2	$434.2	$490.3	0.16%
Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Val	(#,^)	1313 West Park St. #1, Livingston, MT 59047	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 2.75%	6/20/2039	$197.5	$197.5	$223.0	0.07%
Sico & Walsh Insurance Agency Inc and The AMS Trust	(#,^)	106 Concord Ave, Belmont, MA 02478	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	6/6/2039	$78.2	$78.2	$88.3	0.03%
Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	(#,^)	15637 St Clair Ave, Cleveland, OH 44110	Food and Beverage Stores	Term Loan	Prime plus 2.75%	6/3/2024	$5.3	$5.3	$5.4	—%
Long Island Barber Institute Inc	(#,^)	266 Greenwich St., Hempstead, NY 11550	Educational Services	Term Loan	Prime plus 2.75%	6/2/2039	$47.0	$47.0	$53.0	0.02%
Pocono Coated Products, LLC	(#,^)	100 Sweetree St., Cherryville, NC 28021	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	5/30/2024	$7.0	$7.0	$7.1	—%
Jonesboro Health Food Center LLC	(#,^)	1321 Stone St., Jonesboro, AR 72401	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/27/2024	$19.6	$19.6	$20.1	0.01%
The River Beas LLC and Punam Singh	(#,^)	11704 Centurion Way, Potomac, MD 20854	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/8/2039	$76.2	$76.2	$86.0	0.03%
AS Boyals LLC dba Towne Liquors	(#,^)	117 South Broad St., Woodbury City, NJ 08096	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/29/2039	$91.6	$91.6	$103.4	0.03%
Gerami Realty, LC Sherrill Universal City Corral, LP dba Golden	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/23/2027	$44.6	$44.6	$47.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Island Wide Realty LLC and Long Island Partners, Inc.	(#,^)	201-203-205 West Merrick Rd, Valley Stream, NY 11580	Real Estate	Term Loan	Prime plus 2.75%	4/22/2039	$87.3	$87.3	$98.5	0.03%
Wilshire Media Systems Inc	(#,^)	2649 Townsgate Rd. Ste 500, Westlake Village, CA 91361	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	4/17/2024	$54.5	$54.5	$56.0	0.02%
1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	(#,^)	1899 State Route 35, South Amboy, NJ 08879	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2039	$94.3	$94.3	$106.5	0.03%
Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	(#,^)	16701 E. Iliff Ave, Aurora, CO 80013	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 2.75%	3/31/2039	$376.9	$376.9	$425.5	0.14%
Kemmer, LLC and Pitts Package Store, Inc.	(#,^)	201 S. Main St., Salem, IN 47167	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/31/2039	$98.6	$98.6	$111.4	0.04%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	(#)	636 South Center St., New Washington, OH 44854	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	3/20/2039	$67.1	$67.1	$75.8	0.02%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	(#,^)	63 S Wyoming Ave, Edwardsville, PA 18704	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/20/2039	$92.9	$92.9	$104.9	0.03%
R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	(#,^)	3111 and 3135 Delsea Dr, Franklinville, NJ 08322	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/28/2039	$349.6	$349.6	$394.7	0.13%
Summit Beverage Group LLC	(#,^)	211 Washington Ave, Marion, VA 24354	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus 2.75%	2/28/2024	$98.1	$98.1	$100.5	0.03%
952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	(#,^)	952 Boston Post Rd, Milford, CT 06460	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	$173.2	$173.2	$195.6	0.06%
Faith Memorial Chapel LLC	(#,^)	600 9th Ave North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus 2.75%	2/28/2039	$179.3	$179.3	$202.4	0.07%
96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	(#,^)	96 Mill St., Berlin, CT 06037	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/12/2039	$117.9	$117.9	$133.1	0.04%
JWB Industries, Inc. dba Carteret Die Casting	(#,^)	74 Veronica Ave, Somerset, NJ 08875	Primary Metal Manufacturing	Term Loan	Prime plus 2.75%	2/11/2024	$78.3	$78.3	$80.2	0.03%
986 Dixwell Avenue Holding Company, LLC and Mughali Foods, LLC	(#,^)	986 Dixwell Ave, Hamden, CT 06510	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/7/2039	$83.3	$83.3	$94.1	0.03%
Sarah Sibadan dba Sibadan Agency	(#,^)	102-05 101st Ave, Ozone Park, NY 11416	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	1/27/2039	$108.0	$108.0	$121.9	0.04%
Icore Enterprises Inc dba Air Flow Filters Inc	(#,^)	151 W 24th St, Hialeah, FL 33010	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	1/15/2024	$5.9	$5.9	$6.0	—%
Nutmeg North Associates LLC Steeltech Building Products Inc	(#,^)	636 Nutmeg Rd North, South Windsor, CT 06074	Construction of Buildings	Term Loan	Prime plus 2.75%	12/31/2038	$762.4	$762.4	$860.8	0.28%
Amboy Woodbridge Realty LLC and United Premium Foods LLC	(#)	One Amboy Ave, Woodbridge, NJ 07095	Food Manufacturing	Term Loan	7%	6/14/2024	$1,813.7	$1,813.7	$1,797.8	0.58%
KK International Trading Corporation	(#,^)	219 Lafayette Dr, Syosset, NY 11791	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	12/23/2028	$112.1	$112.1	$121.4	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Kurtis Sniezek dba Wolfe's Foreign Auto	(#,^)	712 5th St., New Brighton, PA 15066	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/20/2038	$74.0	$74.0	$83.5	0.03%
920 CHR Realty LLC V. Garofalo Carting Inc	(#,^)	920 Crooked Hill, Brentwood, NY 11717	Waste Management and Remediation Services	Term Loan	Prime plus 2.75%	12/10/2038	$348.4	$348.4	$393.3	0.13%
DKB Transport Corp	(#,^)	555 Water Works Rd, Old Bridge, NJ 08857	Truck Transportation	Term Loan	Prime plus 2.75%	12/5/2038	$115.5	$115.5	$130.4	0.04%
Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	(#,^)	1455 S Richland Creek Rd, Sugar HIll, GA 30518	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/3/2038	$85.7	$85.7	$96.8	0.03%
BVIP Limousine Service LTD	(#,^)	887 W Liberty, Medina, OH 44256	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	11/27/2038	$63.5	$63.5	$71.7	0.02%
AcuCall LLC	(#,^)	824 U.S Hwy 1, Ste 335, North Palm Beach, FL 33408	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	11/21/2023	$4.0	$4.0	$4.1	—%
Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	(#,^)	3039-3043 Hedley, Springfield, IL 62704	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	11/18/2023	$11.2	$11.2	$11.5	—%
Polpo Realty, LLC Polpo Restaurant, LLC	(#,^)	554 Old Post Rd #3, Greenwich, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/6/2038	$53.0	$53.0	$59.8	0.02%
Mid-Land Sheet Metal Inc	(#,^)	125 E Fesler St., Santa Maria, CA 93454	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/31/2038	$114.6	$114.6	$129.3	0.04%
Master CNC Inc & Master Properties LLC	(#,^)	11825 29 Mile Rd, Washington, MI 48095	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	10/31/2038	$494.7	$494.7	$558.5	0.18%
1 North Restaurant Corp dba 1 North Steakhouse	(#,^)	322 W. Montauk Hwy, Hampton Bays, NY 11946	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/31/2038	$174.0	$174.0	$196.4	0.06%
Janice B. McShan and The Metropolitan Day School, LLC	(#,^)	2817 Lomb Ave, Birmingham, AL 35208	Social Assistance	Term Loan	Prime plus 2.75%	10/31/2023	$10.3	$10.3	$10.6	—%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	(#,^)	77 Mill Rd, Freeport, NY 11520	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	10/24/2038	$121.5	$121.5	$137.2	0.04%
Greenbrier Technical Services, Inc	(#,^)	407 E. Edgar Ave, Ronceverte, WV 24970	Repair and Maintenance	Term Loan	Prime plus 2.75%	10/24/2023	$29.8	$29.8	$30.4	0.01%
Lenoir Business Partners LLC LP Industries, Inc dba Childforms	(#,^)	2040 Norwood, Lenoir, NC 28645	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	$254.0	$254.0	$286.8	0.09%
LP Industries, Inc dba Childforms	(#,^)	110 Charleston Dr, Ste 105-107, Morresville, NC 28117	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	9/30/2038	$103.5	$103.5	$116.9	0.04%
Cencon Properties LLC and Central Connecticut Warehousing Company, Inc	(#,^)	37 Commons Court, Waterbury, CT 06704	Warehousing and Storage	Term Loan	Prime plus 2.75%	9/30/2038	$284.6	$284.6	$321.4	0.10%
Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	(#,^)	12150 Annapolis Rd, Ste 301, Glenn Dale, MD 20769	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/27/2038	$276.4	$276.4	$312.1	0.10%
Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral	(#,^)	17 Pearl St., Mystic, CT 06355	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/26/2038	$82.5	$82.5	$93.1	0.03%
Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 60636	Social Assistance	Term Loan	Prime plus 2.75%	9/25/2038	$75.4	$75.4	$85.1	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	(#,^)	11585 Jones Bridge Rd, Ste 4G, Johns Creek, GA 30022	Educational Services	Term Loan	Prime plus 2.75%	9/20/2023	$10.7	$10.7	$10.9	—%
Faith Memorial Chapel LLC	(#,^)	600 9th Ave North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/20/2038	$221.1	$221.1	$249.6	0.08%
Maynard Enterprises Inc dba Fastsigns of Texarkana	(#,^)	3735 Mall Dr, Texarkana, TX 75501	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	9/18/2023	$3.7	$3.7	$3.8	—%
Grafio Inc dba Omega Learning Center-Acworth	(#,^)	5330 Brookstone Dr, Ste 320, Acworth, GA 30101	Educational Services	Term Loan	Prime plus 2.75%	9/13/2023	$38.1	$38.1	$38.8	0.01%
The Berlerro Group, LLC dba Sky Zone	(#,^)	111 Rodeo Dr, Edgewood, NY 11717	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	9/12/2023	$132.8	$132.8	$135.3	0.04%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	9/12/2028	$31.2	$31.2	$33.7	0.01%
Prospect Kids Academy Inc	(#,^)	532 St Johns Place, Brooklyn, NY 11238	Educational Services	Term Loan	Prime plus 2.75%	9/11/2038	$102.5	$102.5	$115.7	0.04%
Schmaltz Holdings, LLC and Schmaltz Operations, LLC	(#,^)	3408 Castle Rock Farm Rd, Pittsboro, NC 27312	Personal and Laundry Services	Term Loan	Prime plus 2.75%	9/4/2038	$183.8	$183.8	$207.5	0.07%
Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	(#,^)	15150 Evans St., Gulfport, MS 39503	Social Assistance	Term Loan	Prime plus 2.75%	8/30/2023	$9.5	$9.5	$9.7	—%
Caribbean Concepts, Inc. dba Quick Bleach	(#,^)	120 East 56th St., St.#730, New York, NY 10022	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	8/12/2023	$4.9	$4.9	$4.9	—%
Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	(#,^)	38 Carmen Lane, Monroe, CT 06468	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	7/24/2023	$2.5	$2.5	$2.5	—%
Angkor Restaurant Inc	(#,^)	10 Traverse St., Providence, RI 02903	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/19/2038	$76.3	$76.3	$86.1	0.03%
Harbor Ventilation Inc and Estes Investment, LLC	(#,^)	509 East Park St., Livingston, MT 59047	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2038	$1.9	$1.9	$2.2	—%
Tri County Heating and Cooling Inc.	(#,^)	509 East Park St., Livingston, MT 59047	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	7/19/2023	$18.1	$18.1	$18.5	0.01%
Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	(#,^)	1 Poppy Ave, Neptune, NJ 07753	Truck Transportation	Term Loan	Prime plus 2.75%	7/17/2023	$11.2	$11.2	$11.4	—%
Maxiflex LLC	(#,^)	512 Verret St., New Orleans, LA 70114	Miscellaneous Manufacturing	Term Loan	Prime plus 2.75%	6/28/2023	$8.8	$8.8	$8.9	—%
GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	(#,^)	411 Sharp St., Millville, NJ 08332	Personal and Laundry Services	Term Loan	Prime plus 2.75%	6/28/2038	$79.6	$79.6	$89.8	0.03%
2161 Highway 6 Trail, LLC, R. H. Hummer JR., Inc.	(#,^)	2141 P Ave, Williamsburg, IA 52361	Truck Transportation	Term Loan	Prime plus 2.75%	6/19/2026	$236.0	$236.0	$248.5	0.08%
Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	(#,^)	200 North Branford Rd, Branford, CT 06405	Heavy and Civil Engineering Construction	Term Loan	Prime plus 2.75%	6/18/2028	$486.4	$486.4	$524.2	0.17%
KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	(#,^)	24 Elm St., Montpelier, VT 05602	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/14/2023	$68.3	$68.3	$69.4	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Elite Structures Inc	(#,^)	401 Old Quitman Rd, Adel, GA 31620	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2038	684.5	684.5	772.8	0.25%
Absolute Desire LLC and Mark H. Szierer and Sophisticated Smile	(#,^)	85 Reaville Ave, Flemington, NJ 08822	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/5/2038	154.2	154.2	174.1	0.06%
Gregory P Jellenek OD and Associates PC	(#,^)	4640 Monticello Ave, Ste 8A, Williamsburg, VA 23188	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/28/2023	11.6	11.6	11.8	—%
Ryan D. Thornton and Thornton & Associates LLC	(#,^)	800 Bethel St., Ste 200, Honolulu, HI 96813	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	5/24/2023	8.2	8.2	8.3	—%
Peanut Butter & Co., Inc.	(#,^)	250 West 54th St., New York, NY 10019	Food Manufacturing	Term Loan	Prime plus 2.75%	4/30/2023	17.7	17.7	18.0	0.01%
1258 Hartford TPKE, LLC and Phelps and Sons, Inc	(#,^)	1258 Hartford Turnpike, Vernon, CT 06066	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/29/2038	101.0	101.0	114.1	0.04%
Xela Pack, Inc. and Aliseo and Catherine Gentile	(#,^)	8300 Boettner Rd, Saline, MI 48176	Paper Manufacturing	Term Loan	Prime plus 2.75%	3/27/2028	151.2	151.2	162.4	0.05%
A & M Commerce, Inc. dba Cranberry Sunoco	(#,^)	398 Baltimore Blvd, Westminster, MD 21157	Gasoline Stations	Term Loan	Prime plus 2.75%	3/27/2038	263.5	263.5	297.5	0.10%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	(#,^)	3937 Sherman Ave, Saint Joseph, MO 64506	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/25/2038	455.5	455.5	514.3	0.17%
Michael A.and HeatherR. Welsch dba Art & FrameEtc.	(#,^)	2819 West T C Jester Blvd., Houston, TX 77018	Miscellaneous Store Retailers	Term Loan	Prime plus 2.75%	3/22/2038	54.7	54.7	61.8	0.02%
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	3/15/2023	77.8	77.8	78.9	0.03%
Osceola River Mill, LLC Ironman Machine, Inc.	(#,^)	27 Hungerford St., Pittsfield, MA 01201	Machinery Manufacturing	Term Loan	Prime plus 2.75%	2/20/2038	69.7	69.7	78.7	0.03%
Retain Loyalty LLC	(#,^)	1250 Sanders Ave SW, Massillon, OH 44647	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	2/15/2038	93.6	93.6	105.7	0.03%
Sherill Universal City dba Golden Corral LP	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2038	372.8	372.8	420.9	0.14%
Macho LLC Madelaine Chocolate Novelties Inc	(#,^)	96-03 Beach Channel Dr, Rockaway Beach, NY 11693	Food Manufacturing	Term Loan	Prime plus 2.75%	12/31/2037	403.9	403.9	456.0	0.15%
Polpo Realty LLC & Polpo Restaurant LLC	(#,^)	554 Old Post Rd #3, Greenwich, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/27/2037	426.5	426.5	481.5	0.16%
Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	(#,^)	38 Carmen Lane, Monroe, CT 06468	Support Activities for Agriculture and Forestry	Term Loan	Prime plus 2.75%	11/28/2037	183.3	183.3	206.9	0.07%
Richmond Hill Mini Market, LLC	(#,^)	101 Richmond Hill Ave, Stamford, CT 06902	Food and Beverage Stores	Term Loan	Prime plus 2.75%	11/27/2037	148.2	148.2	167.3	0.05%
DRV Enterprise, Inc. dba Cici's Pizza # 339	(#,^)	5771 East Fowler Ave, Temple Terrace, FL 33617	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/26/2022	7.6	7.6	7.6	—%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	(#,^)	1345 Wampanoag Trail, East Providence, RI 02915	Gasoline Stations	Term Loan	Prime plus 2.75%	11/21/2037	77.1	77.1	87.0	0.03%
R & J Petroleum LLC Manar USA, Inc.	(#,^)	305 Quincy Shore Dr, Quincy, MA 02107	Gasoline Stations	Term Loan	Prime plus 2.75%	11/20/2037	144.2	144.2	162.8	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

St Judes Physical Therapy P.C.	(#,^)	7712 Fourth Ave, Brooklyn, NY 11209	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	11/19/2022	2.5	2.5	2.6	—%
Hi-Def Imaging, Inc. dba SpeedPro Imaging	(#,^)	3580 Progress Dr, Unit Q, Bensalem, PA 19020	Printing and Related Support Activities	Term Loan	Prime plus 2.75%	11/9/2022	2.8	2.8	2.8	—%
Reidville Hydraulics Mfg Inc dba Summit	(#,^)	175 Industrial Lane, Torrington, CT 06790	Machinery Manufacturing	Term Loan	Prime plus 2.75%	11/2/2037	210.1	210.1	237.2	0.08%
O'Rourkes Diner LLC dba O'Rourke's Diner	(#,^)	728 Main St., Middletown, CT 06457	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	9/19/2037	52.9	52.9	59.8	0.02%
AJK Enterprise LLC dba AJK Enterprise LLC	(#,^)	1901 Naylor Rd, SE, Washington, DC 20020	Truck Transportation	Term Loan	Prime plus 2.75%	8/27/2022	1.2	1.2	1.3	—%
Suncoast Aluminum Furniture, Inc	(#,^)	6291 Thomas Rd, Fort Myers, FL 33912	Furniture and Related Product Manufacturing	Term Loan	Prime plus 2.75%	8/17/2037	286.3	286.3	323.2	0.10%
Central Tire, Inc. dba Cooper Tire & Auto Services	(#,^)	1111 S Tillotson Ave, Muncie, IN 47304	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/29/2037	227.2	227.2	256.6	0.08%
KIND-ER-ZZ Inc dba Kidville	(#,^)	30 Maple St., Summit, NJ 07901	Educational Services	Term Loan	Prime plus 2.75%	6/15/2022	3.5	3.5	3.5	—%
Graphish Studio, Inc. and Scott Fishoff	(#,^)	231 Main St., Stanford, CT 06901	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	6/14/2022	1.3	1.3	1.3	—%
Tracey Vita-Morris dba Tracey Vita's School of Dance	(#,^)	4181 9th Ave West, Bradenton, FL 34025	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	5/10/2022	1.3	1.3	1.4	—%
Access Staffing, LLC	(#,^)	360 Lexington Ave, 8th Floor, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/30/2022	7.9	7.9	7.9	—%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	(#,^)	6187 NW 167th St. Unit H3, Miami, FL 33015	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	3/23/2028	53.2	53.2	57.2	0.02%
Shweiki Media, Inc. dba Study Breaks Magazine	(#,^)	4954 Space Center Dr, San Antonio, TX 78218	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/22/2027	604.4	604.4	642.2	0.21%
ATI Jet, Inc.	(#,^)	7007 Boeing Dr, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus 2.75%	12/28/2026	250.8	250.8	265.7	0.09%
J. Kinderman & Sons, Inc. dba Brite Star Manufacturing Company	(#,^)	2900 South 20th St., Philadelphia, PA 19145	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	12/22/2036	130.8	130.8	147.6	0.05%
39581 Garfield, LLC and Tricounty Neurological Associates, P.C.	(#,^)	39581 Garfield Rd, Clinton Township, MI 48038	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	20.1	20.1	22.7	0.01%
39581 Garfield, LLC and Tri County Neurological Associates, P.C.	(#,^)	39581 Garfield Rd, Clinton Township, MI 48038	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	9/30/2036	59.2	59.2	66.8	0.02%
Michael S. Decker & Janet Decker dba The Hen House Cafe	(#,^)	401 Caribou St., Simla, CO 80835	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/30/2036	12.5	12.5	14.1	—%
Valiev Ballet Academy, Inc	(#,^)	635 - 637 Londonderry Lane, Denton, TX 76205	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	8/12/2036	32.3	32.3	36.4	0.01%
LaHoBa, LLC d/b/a Papa John's	(#,^)	3001 Pontchartrain Dr, Slidell, LA 70458	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	8/3/2036	58.6	58.6	66.2	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Lavertue Properties LLP dba Lavertue Properties	(#,^)	24 Wakefield St., Rochester, NH 13867	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus 2.75%	6/29/2036	33.9	33.9	38.3	0.01%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave Route 53, Lisle, IL 60532	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	6/29/2036	265.0	265.0	299.1	0.10%
Profile Performance, Inc. and Eidak Real Estate, L.L.C.	(#,^)	44600 Michigan Ave, Canton, MI 48188	Repair and Maintenance	Term Loan	Prime plus 2.75%	4/20/2036	95.5	95.5	107.8	0.03%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	(#,^)	2267 Fernberg Trail, Ely, MN 55731	Nonstore Retailers	Term Loan	Prime plus 2.75%	4/18/2036	107.8	107.8	121.7	0.04%
Michael S. Korfe dba North Valley Auto Repair	(#,^)	7516 B 2nd St., NW, Albuquerque, NM 87107	Repair and Maintenance	Term Loan	Prime plus 2.75%	3/24/2036	11.5	11.5	13.0	—%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	(#,^)	64-68 North Central Ave, Valley Stream, NY 11580	Support Activities for Transportation	Term Loan	Prime plus 2.75%	1/28/2036	84.1	84.1	95.0	0.03%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	(#,^)	2879 Limekiln Pike, Glenside, PA 19038	Repair and Maintenance	Term Loan	Prime plus 2.75%	11/30/2035	25.3	25.3	28.5	0.01%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	(#,^)	2320 2nd St., Albuquerque, NM 87107	Repair and Maintenance	Term Loan	Prime plus 2.75%	9/2/2035	36.5	36.5	41.2	0.01%
Tanner Optical Inc. dba Murphy Eye Care	(#,^)	305 Shirley Ave, Douglas, GA 31533	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	6/22/2035	64.5	64.5	72.9	0.02%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 North Beach St., Haltom City, TX 76111	Administrative and Support Services	Term Loan	Prime plus 2.75%	3/29/2024	12.0	12.0	12.3	—%
D & D's Divine Beauty School of Esther, LLC	(#,^)	5524 Germantown Ave, Philadelphia, PA 19144	Educational Services	Term Loan	6%	8/1/2031	38.3	38.3	37.8	0.01%
Bliss Coffee and Wine Bar, LLC	(#)	1402-A Handlir Dr, Bel Air, MD 21015	Food Services and Drinking Places	Term Loan	6%	11/30/2022	57.5	57.5	57.1	0.02%
1911 East Main Street Holdings, Corp	(#,^)	1911 East Main St., Endicott, NY 13760	Repair and Maintenance	Term Loan	Prime plus 2.75%	5/18/2032	8.8	8.8	9.9	—%
Water Works Laundromat, LLC	(#,^)	968-970 Bergen St., Newark, NJ 07104	Personal and Laundry Services	Term Loan	Prime plus 2.25%	9/7/2027	109.5	109.5	115.4	0.04%
Dave Kris, and MDK Ram Corp.	(#,^)	15 Elm Park, Groveland, MA 01930	Food and Beverage Stores	Term Loan	Prime plus 2.75%	2/5/2026	15.1	15.1	15.9	0.01%
Head To Toe Personalized Pampering, Inc.	(#,^)	2331 North State Rd 7, Lauderhill, FL 33313	Personal and Laundry Services	Term Loan	Prime plus 2.75%	1/27/2031	6.6	6.6	7.4	—%
Moonlight Multi Media Production, Inc.	(#,^)	2700 West Cypress Creek Rd, Fort Lauderdale, FL 33309	Other Information Services	Term Loan	5.3%	2/1/2025	0.4	0.4	0.4	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	(#)	1912 Manhattan Ave, Harvey, LA 70058	Repair and Maintenance	Term Loan	6%	8/26/2024	7.2	7.2	7.2	—%
Whirlwind Car Wash, Inc.	(#,^)	1370 Le Anne Marie Circle, Columbus, OH 43026	Repair and Maintenance	Term Loan	Prime plus 2%	4/9/2029	10.6	10.6	11.3	—%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	(#,^)	745 Cheney Hwy, Ttitusville, FL 32780	Repair and Maintenance	Term Loan	Prime plus 2.25%	11/10/2028	8.0	8.0	8.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Min Hui Lin	(#,^)	1916 Broad St., Lanett, AL 36863	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/30/2028	11.2	11.2	12.0	—%
Auto Sales, Inc.	(#,^)	1925 State St., Hamden, CT 06417	Motor Vehicle and Parts Dealers	Term Loan	6%	8/17/2023	2.2	2.2	2.2	—%
Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	(#)	3118 Bayshore Ave, Brigantine, NJ 08203	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/14/2023	15.0	15.0	14.9	—%
Track Side Collision & Tire, Inc.	(#,^)	98-16 160 Ave, Ozone Park, NY 11414	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus 2.75%	6/16/2025	2.4	2.4	2.5	—%
Deesha Corporation, Inc. dba Best Inn & Suites	(#,^)	9225 Pkwy East, Birmingham, AL 35206	Accommodation	Term Loan	Prime plus 2.25%	2/14/2025	12.3	12.3	12.6	—%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	(#,^)	386 Winsted Rd, Torrington, CT 06790	Furniture and Home Furnishings Stores	Term Loan	Prime plus 2.75%	3/13/2023	1.7	1.7	1.7	—%
Naseeb Corporation	(#,^)	1696 North Broad St., Meriden, CT 06450	Accommodation	Term Loan	Prime plus 2.25%	3/31/2024	10.7	10.7	10.9	—%
Stillwell Ave Prep School	(#,^)	1990 Stillwell Ave, Brooklyn, NY 11214	Social Assistance	Term Loan	Prime plus 2.75%	1/14/2023	5.7	5.7	5.8	—%
Alyssa Corp dba Knights Inn	(#,^)	1105 Columbus Pkwy, Opelika, AL 36801	Accommodation	Term Loan	Prime plus 2.25%	9/30/2023	24.9	24.9	25.3	0.01%
Bhailal Patel dba New Falls Motel	(#,^)	201 Lincoln Hwy, Fairless Hills, PA 19030	Accommodation	Term Loan	Prime plus 2.75%	3/27/2023	0.4	0.4	0.4	—%
Pegasus Automotive, Inc.	(#,^)	3981 Hylan Blvd, Staten Island, NY 10308	Gasoline Stations	Term Loan	Prime plus 2.75%	12/23/2022	1.0	1.0	1.0	—%
Total SBA Unguaranteed Accrual Investments							$377,844.5	$377,844.5	$393,910.1	127.36%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

D & D Optics Inc dba Sterling Optical	(*,#,^)	1487 East LaSalle Dr, Bismark, ND 58503	Ambulatory Health Care Services	Term Loan	Prime plus 0%	12/21/2028	$41.1	$41.1	$20.0	0.01%
Edge Studios Inc Radiant Yoga LLC	(*,#,^)	448 Howe Ave, Sacramento, CA 95825	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 0%	11/1/2027	49.1	49.1	47.9	0.02%
3SIXO Motorsports LLC dba 3SIXO Motorsports Shop	(*,#,^)	217 W Main St., Centralia, WA 98531	Motor Vehicle and Parts Dealers	Term Loan	7.75%	1/6/2029	94.6	94.6	48.0	0.02%
ABC Sandblasting, LLC	(*,#,^)	14029 56th St. NW, Williston, ND 58801	Specialty Trade Contractors	Term Loan	Prime plus 0%	10/31/2029	145.0	145.0	26.2	0.01%
Acton Hardware LLC and Mark Allgood & Jamie Allgood	(*,#)	31814 Crown Valley Rd, Acton, CA 93510	Building Material and Garden Equipment and Supplies Dealers	Term Loan	8%	3/24/2041	117.1	117.1	39.3	0.01%
Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	(*,#)	12485-12489 NW 44th St., Coral Springs, FL 33071	Repair and Maintenance	Term Loan	7.75%	3/31/2040	318.3	318.3	12.1	0.00%
Albas Bar & Grill LLC	(*,#,^)	221 Self Main St., Homer City, PA 15748	Food Services and Drinking Places	Term Loan	6%	10/13/2042	43.9	43.9	7.7	0.00%
Alive Design, LLC	(*,#)	1906 NE 23 rd Ave, Cape Coral, FL 33909	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	3/13/2027	8.7	8.7	8.3	0.00%
All Printing Solutions, Inc. dba Pryntcomm	(*,#)	303 E. Sioux Ave., Pierre, SD 57501	Printing and Related Support Activities	Term Loan	7.75%	6/27/2041	491.8	491.8	81.6	0.03%
Amboy Group, LLC dba Tommy Moloney's	(*,#)	1 Amboy Ave, Woodbridge, NJ 07095	Food Manufacturing	Term Loan	7%	6/14/2024	1,458.1	1,458.1	1,292.6	0.42%
Anderson Companies LLC	(*,#,^)	3015 S White Horse Pike, Hammonton, NJ 08037	Administrative and Support Services	Term Loan	Prime plus 0%	6/28/2044	191.8	191.8	184.5	0.06%
Anglin Cultured Stone Products LLC	(*,#,^)	877 Salem Church Rd, Newark, DE 19702	Construction of Buildings	Term Loan	8.25%	12/27/2042	630.5	630.5	170.7	0.06%
Anglin Cultured Stone Products LLC dba Anglin Construction	(*,#)	877 Salem Church Rd, Newark, DE 19702	Specialty Trade Contractors	Term Loan	8.25%	6/30/2025	185.8	185.8	158.2	0.05%
Anurag, LLC dba Oakwood Package Store	(*,#,^)	191-195 Oakwood Ave, West Hartford, CT 06107	Food and Beverage Stores	Term Loan	Prime plus 0%	6/6/2043	127.6	127.6	61.4	0.02%
Apple Tree NC Inc dba Williams Farm & Garden Center	(*,#)	109 Barkside Lane, New Bern, NC 28562	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus 0%	7/28/2041	316.1	316.1	301.3	0.10%
Arclay ,LLC	(*,#,^)	49 Geyser Rd Ste 100, Saratoga Springs, NY 12866	Nonmetallic Mineral Product Manufacturing	Term Loan	8%	5/5/2030	137.1	137.1	37.6	0.01%
Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	(*,#)	2646 South Rd, Poughkeepsie, NY 12601	Gasoline Stations	Term Loan	7.75%	9/26/2024	15.7	15.7	15.5	0.01%
AWA Fabrication & Construction, L.L.C.	(*,#)	811 Country Rd #99, Headland, AL 36345	Fabricated Metal Product Manufacturing	Term Loan	6%	4/30/2025	34.4	34.4	1.6	0.00%
B for Blonde, LLC dba Blo Blow Dry Bar	(*,#)	142 East 49th St., New York, NY 10017	Personal and Laundry Services	Term Loan	6%	2/12/2026	39.7	39.7	37.8	0.01%
B for Brunette dba Blo	(*,#,^)	50 Glen Cove Rd, Greenvale, NY 11548	Personal and Laundry Services	Term Loan	6%	9/10/2023	20.5	20.5	19.5	0.01%
D for Dream LLC dba Blo Blow Dry Bar Inc	(*,#,^)	460 East 3rd Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	6%	5/13/2029	66.7	66.7	31.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

B&B Fitness and Barbell, Inc. dba Elevations Health Club	(*,#)	Route 611 North, Scotrun, PA 18355	Amusement, Gambling, and Recreation Industries	Term Loan	6%	6/22/2035	1,385.8	1,385.8	179.7	0.06%
B&C Texas Leasing Inc and M&W Hot Oil, Inc.	(*,#,^)	8124 Sprague Rd, Odessa, TX 73764	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/30/2028	748.3	748.3	169.3	0.05%
B&C Texas Leasing Inc.,M & W Hot Oill, Inc	(*,#,^)	8124 Sprague Rd, Odessa, TX 79764	Support Activities for Mining	Term Loan	Prime plus 2.75%	3/30/2043	256.1	256.1	247.0	0.08%
B4 Fitness LLC dba The Zoo Health Club	(*,#)	4 Beehive Dr, Epping, NH 03042	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	9/23/2026	12.3	12.3	11.1	0.00%
Baker Sales, Inc. d/b/a Baker Sales, Inc.	(*,#)	60207 Camp Villere Rd, Slidell, LA 70460	Nonstore Retailers	Term Loan	6%	3/29/2036	177.4	177.4	91.2	0.03%
Band Sawn Lumber,LLC and Nathan Ryan Adams	(*,#,^)	1873 State Hwy 29, Johnstown, NY 12095	Wood Product Manufacturing	Term Loan	7.75%	5/15/2042	90.0	90.0	24.4	0.01%
Baobab Asset Management LLC	(*,#,^)	2 Greenwich Office Park, Ste 260, Greenwich, CT 06831	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 0%	6/28/2029	42.1	42.1	41.1	0.01%
BB Services, LLC	(*,#,^)	580 39 Rd, Palisade, CO 81526	Truck Transportation	Term Loan	Prime plus 0%	6/27/2029	95.1	95.1	92.3	0.03%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	(*,#,^)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	Prime plus 2.75%	8/12/2041	1,608.1	1,608.1	123.4	0.04%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	(*,#)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	7.25%	12/30/2024	85.4	85.4	82.4	0.03%
Bebos Inc dba Pizza Hut & Sunoco	(*,#)	2003 West 5th St., Clifton, TX 76634	Gasoline Stations	Term Loan	7.75%	3/28/2028	126.6	126.6	4.7	0.00%
Bev's Sweets LLC	(*,#,^)	3778 Hwy 254, Cleveland, GA 30528	Administrative and Support Services	Term Loan	6%	9/30/2044	210.5	210.5	177.7	0.06%
Big Picture Group LLC	(*,#,^)	935 N La Jolla, Los Angeles, CA 90046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 0%	12/12/2027	286.8	286.8	276.6	0.09%
Big Picture Group LLC	(*,#,^)	935 N La Jolla, Los Angeles, CA 90046	Professional, Scientific, and Technical Services	Term Loan	Prime plus 0%	6/28/2029	132.1	132.1	127.4	0.04%
Bloomquist Communications Inc.	(*,#)	131 East Trinity Place, Decatur, GA 30030	Professional, Scientific, and Technical Services	Term Loan	Prime plus 0%	10/31/2026	36.5	36.5	35.6	0.01%
Bone Bar & Grill LLC	(*,#)	3547 &3551 Philipsburg Bigler Hwy, West Decatur, PA 16878	Food Services and Drinking Places	Term Loan	7%	6/30/2042	34.7	34.7	18.1	0.01%
Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	(*,#)	201 Highland Ave, East Syracuse, NY 13057	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/13/2039	201.2	201.2	191.7	0.06%
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	(*,#)	690 South Creek Rd, West Chester, PA 19382	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	3/30/2031	145.7	145.7	143.9	0.05%
Calhoun Satellite Communications, Inc.	(*,#)	1914 Tigertail Blvd, Dania Beach, FL 33004	Telecommunications	Term Loan	7%	12/2/2026	333.8	333.8	239.1	0.08%
Capital Containers LLC	(*,#,^)	7610 Auburn Blvd #4B, Citrus Heights, CA 95610	Truck Transportation	Term Loan	Prime plus 0%	12/15/2027	10.4	10.4	10.2	0.00%
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	(*,#)	320 Fair St., Kutztown, PA 19530	Transit and Ground Passenger Transportation	Term Loan	7.5%	9/30/2027	366.2	366.2	132.9	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Central Medical Clinic, PLLC- Clinica Central	(*,#)	393 North Dunlap St. Ste LL26, LL34, LL38, St. Paul, MN 55104	Ambulatory Health Care Services	Term Loan	8.25%	6/7/2029	13.2	13.2	12.9	0.00%
Chickamauga Properties, Inc., MSW Enterprises, LLP	(*,#)	214 Sutherland Way, Rocky Face, GA 30740	Amusement, Gambling, and Recreation Industries	Term Loan	6.25%	12/22/2035	59.0	59.0	57.6	0.02%
Children First Home Health Care Inc	(*,#,^)	1220 Broadcasting Rd Ste 202, Wyomissing, PA 19610	Ambulatory Health Care Services	Term Loan	7.5%	12/27/2028	282.4	282.4	57.5	0.02%
CIS BIG DOG, LLC	(*,#,^)	8920 US HWY, 62 WEST, Cynthiana, KY 41031	Administrative and Support Services	Term Loan	Prime plus 2.75%	9/19/2027	46.7	46.7	44.5	0.01%
Clark Realty LLC	(*,#)	4 Walker Way, Albany, NY 12205	Real Estate	Term Loan	8%	8/29/2041	73.3	73.3	30.5	0.01%
Cleland Pharmacy LLC	(*,#,^)	202 S First St., Wakeeney, KS 67672	Health and Personal Care Stores	Term Loan	Prime plus 0%	3/28/2029	18.8	18.8	11.9	0.00%
Royal Blue Investments, Inc. and Cleland Pharmacy LLC	(*,#,^)	202 S. 1st St., Wakeeny, KS 67672	Health and Personal Care Stores	Term Loan	Prime plus 0%	7/31/2042	49.3	49.3	47.6	0.02%
Colts V LLC and Nowatzke Service Center, Inc dba Nowatzke Truck & Trai	(*,#)	6900 Whitmore Lake Rd, Whitmore Lake, MI 48189	Repair and Maintenance	Term Loan	6.75%	9/26/2039	553.3	553.3	411.1	0.13%
Commonwealth Diagnostics International, Inc	(*,#,^)	39 Norman St. a/k/a 1 Holyoke Square, Salem, MA 01970	Professional, Scientific, and Technical Services	Term Loan	Prime plus 0%	9/20/2027	951.0	951.0	906.3	0.29%
Conference Services International ETC LLC	(*,#,^)	4802 West Van Buren St., Phoenix, AZ 85007	Administrative and Support Services	Term Loan	8%	8/14/2028	517.4	517.4	8.8	0.00%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	(*,#)	380 E. Borden Rd, Rose City, MI 48654	Professional, Scientific, and Technical Services	Term Loan	6.25%	11/30/2024	177.4	177.4	75.2	0.02%
CZAR Industries, Inc.	(*,#,^)	1424 Heath Ave, Ewing, NJ 08638	Machinery Manufacturing	Term Loan	8.25%	12/19/2027	141.3	141.3	54.3	0.02%
D&G Capital LLC dba Miami Grill 277	(*,#)	2521 North Federal Hwy, Unit C, Boca Raton, FL 33431	Food Services and Drinking Places	Term Loan	6.5%	12/16/2025	42.7	42.7	10.7	0.00%
D.A.F.S Transport, LLC	(*,#,^)	207 S. Teresa St., Monahans, TX 79756	Truck Transportation	Term Loan	Prime plus 0%	12/21/2028	560.6	560.6	540.7	0.17%
Darnoc Enterprises Inc, Setira Paul Inc dba Conrad's Famous Bakery, In	(*,#,^)	299 Utica Ave, Brooklyn, NY 11203	Food Manufacturing	Term Loan	Prime plus 0%	6/27/2043	337.0	337.0	321.1	0.10%
Dean 1021 LLC dba Pure Pita	(*,#,^)	106 Central Ave, Westfield, NJ 07090	Food Services and Drinking Places	Term Loan	Prime plus 0%	4/29/2025	37.1	37.1	24.0	0.01%
Dependable Lawn Care, Inc.	(*,#,^)	2320 138TH ST, Blue Island, IL 60406	Administrative and Support Services	Term Loan	Prime plus 0%	3/21/2029	461.9	461.9	223.3	0.07%
Dependable Lawn Care, Inc.	(*,#,^)	2320 138th St., Blue Island, IL 60406	Administrative and Support Services	Term Loan	Prime plus 0%	3/21/2044	185.7	185.7	108.8	0.04%
Destination Hope, Inc, TrilogyTreatment & Wellness Center, Inc, The Ac	(*,#)	6555 NW 9th Ave, Fort Lauderdale, FL 33309	Ambulatory Health Care Services	Term Loan	Prime plus 0%	12/30/2029	24.3	24.3	24.0	0.01%
DG Business Solutions, Inc	(*,#,^)	11008 Rene St., Lenexa, KS 66215	Professional, Scientific, and Technical Services	Term Loan	Prime plus 0%	9/30/2029	200.8	200.8	191.3	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	(*,#,^)	2685 US Hwy 41, Calhoun, GA 30701	Support Activities for Transportation	Term Loan	5.25%	12/28/2035	1,316.8	1,316.8	622.9	0.20%
Doxa Deo Inc dba Luv 2 Play	(*,#)	1600 Village Market Blvd, Leesburg, VA 20175	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	2/28/2026	80.6	80.6	78.7	0.03%
Driven Warehouse/Distribution LLC	(*,#)	271 East North Ave, Glendale, IL 60139	Truck Transportation	Term Loan	8%	12/22/2027	726.2	726.2	328.0	0.11%
Dynamic Dental Corporation	(*,#,^)	3760 NW 126th Ave, Coral Springs, FL 33065	Merchant Wholesalers, Durable Goods	Term Loan	7.5%	5/31/2029	60.4	60.4	59.0	0.02%
E & I Holdings, LP & PA Farm Products, LLC	(*,#)	1095 Mt Airy Rd, Stevens, PA 17578	Food Manufacturing	Term Loan	6%	4/30/2030	4,705.7	4,705.7	3,495.2	1.13%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	(*,#,^)	4401 N I-35 #113, Denton, TX 76207	Truck Transportation	Term Loan	Prime plus 0%	3/31/2024	155.4	155.4	21.0	0.01%
Earth First Recycling, LLC and 191 Clark Road, LLC	(*,#,^)	400 Island Park Rd, Easton, PA 18040	Merchant Wholesalers, Durable Goods	Term Loan	8%	6/5/2027	338.0	338.0	311.1	0.10%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	(*,#,^)	11949 Borden Ave, San Fernando, CA 91340	Specialty Trade Contractors	Term Loan	8.25%	12/31/2022	43.9	43.9	—	0.00%
Ericon, Inc.	(*,#)	740 Davenport Ave, Fremont, NE 68025	Gasoline Stations	Term Loan	8.25%	12/1/2041	705.6	705.6	570.4	0.18%
ERT Group Inc and Curt's Tools Inspection Inc	(*,#)	5229 142nd Dr. NW, Williston, ND 58801	Support Activities for Mining	Term Loan	6%	3/18/2041	694.9	694.9	390.6	0.13%
Evergreen Pallet LLC and Evergreen Recycle LLC	(*,#)	302 W 53rd St N., Wichita, KS 67204	Wood Product Manufacturing	Term Loan	7.25%	3/16/2026	835.5	835.5	282.6	0.09%
Magill Truck Line LLC and Jeff J. Ralls	(*,#)	211 West 53rd St. N., Park City, KS 67204	Truck Transportation	Term Loan	7.25%	2/23/2026	176.5	176.5	32.9	0.01%
Evernook Valley Milk LLC	(*,#,^)	7448 Emmerson Rd, Everson, WA 98247	Animal Production and Aquaculture	Term Loan	7.5%	8/31/2042	637.5	637.5	452.2	0.15%
Excel RP Inc	(*,#,^)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	8/30/2023	66.8	66.8	66.0	0.02%
Excel RP Inc	(*,#)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	3/25/2026	95.2	95.2	24.3	0.01%
Excel RP, Inc./Kevin and Joann Foley	(*,#)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	8.25%	7/8/2028	32.4	32.4	32.1	0.01%
Florida Apnea Diagnostics LLC	(*,#,^)	2664 Cypress Ridge Blvd Ste. 101 & 102 A, Wesley Chapel, FL 33544	Ambulatory Health Care Services	Term Loan	8.25%	10/20/2027	134.2	134.2	34.7	0.01%
Flower City Customs Inc.	(*,#,^)	1805 Tebor Rd, Unit 4, Webster, NY 14580	Repair and Maintenance	Term Loan	Prime plus 0%	12/17/2030	10.0	10.0	9.6	0.00%
Four Seasons Laser Center Inc.	(*,#,^)	4720 NW 2nd Ave Unit D-104 and Unit D-105, Boca Raton, FL 33498	Personal and Laundry Services	Term Loan	Prime plus 0%	6/26/2042	208.4	208.4	189.4	0.06%
Four Seasons Laser Center Inc.	(*,#,^)	4720 NW 2nd Ave Unit D104 and Unit D-105, Boca Raton, FL 33498	Personal and Laundry Services	Term Loan	Prime plus 0%	3/28/2029	12.2	12.2	—	0.00%
Freedom Enterprises, Inc	(*,#)	2431 14th Ave SE, Watertown, SD 57201	Truck Transportation	Term Loan	Prime plus 0%	12/20/2029	290.0	290.0	211.5	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Freedom Enterprises, Inc - New RE company to be formed	(*,#)	2431 14th Ave SE, Watertown, SD 57201	Truck Transportation	Term Loan	Prime plus 0%	12/20/2044	203.3	203.3	193.8	0.06%
Frontier Sand LLC	(*,#,^)	305 Country Hwy AA, New Auburn, WI 54757	Mining (except Oil and Gas)	Term Loan	8.25%	11/30/2027	463.6	463.6	239.7	0.08%
GEM2K, LLC dba Precision Precast Group	(*,#,^)	4150 E Magnolia St., Phoenix, AZ 85034	Miscellaneous Manufacturing	Term Loan	8.25%	5/19/2027	140.4	140.4	59.2	0.02%
Grand Manor Realty, Inc. & Kevin LaRoe	(*,#)	318 S. Halsted St., Chicago, IL 60661	Real Estate	Term Loan	6%	2/20/2023	19.0	19.0	18.5	0.01%
Greensboro Plastic Surgical Associates, PA	(*,#,^)	2716 Henry St., Greensboro, NC 27405	Ambulatory Health Care Services	Term Loan	6%	6/29/2042	535.0	535.0	501.4	0.16%
GT Performance Plus Inc	(*,#,^)	4210 College St., Beaumont, TX 77707	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 0%	6/11/2044	96.3	96.3	92.9	0.03%
GT Performance Plus Inc	(*,#,^)	4210 College St., Beaumont, TX 77707	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 0%	6/11/2029	66.8	66.8	64.4	0.02%
H.M.C, Incorporated	(*,#,^)	7190 Oakland Mills Rd Ste 10, Columbia, MD 21046	Furniture and Related Product Manufacturing	Term Loan	8.25%	7/3/2028	183.8	183.8	53.2	0.02%
Hackensack Steel Corporation and Luzerne Ironworks Inc	(*,#,^)	300 Sly St., Swoyersville, PA 18709	Specialty Trade Contractors	Term Loan	6%	11/10/2026	170.1	170.1	166.1	0.05%
Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc. d	(*,#,^)	34 35th St., Brooklyn, NY 11232	Food Manufacturing	Term Loan	6%	12/14/2027	77.2	77.2	28.4	0.01%
HDD Solutions, LLC	(*,#)	6550 Progress Pkwy, Cedar Hill, MO 63016	Heavy and Civil Engineering Construction	Term Loan	8.25%	12/31/2028	552.8	552.8	371.7	0.12%
HG Ventures, Inc. dba Diamond Head Trucking	(*,#,^)	100 Phoenix Dr, Finleyville, PA 15332	Truck Transportation	Term Loan	7.5%	6/29/2030	794.6	794.6	86.1	0.03%
Humd, LLC dba La Rosa Chicken and Grill	(*,#)	3111 N. University Dr, Coral Springs, FL 33065	Food Services and Drinking Places	Term Loan	Prime plus 0%	1/31/2030	124.6	124.6	121.6	0.04%
iFood, Inc. dba Steak N Shake	(*,#,^)	2840 E Millbrook Rd, Raleigh, NC 27604	Food Services and Drinking Places	Term Loan	Prime plus 0%	6/30/2039	541.9	541.9	516.4	0.17%
iFood, Inc. dba Steak N Shake	(*,#,^)	5900 Duraleigh Rd, Raleigh, NC 27612	Food Services and Drinking Places	Term Loan	Prime plus 0%	7/31/2024	148.5	148.5	141.5	0.05%
IHC Hardware Inc.	(*,#,^)	614 Broad St., Story City, IA 50248	Building Material and Garden Equipment and Supplies Dealers	Term Loan	6%	12/6/2042	95.1	95.1	61.1	0.02%
Insight Vision Care, PC, CRMOD Lubbock, P.C.,Vielm Vision Eyecare Inc	(*,#,^)	4899 Griggs Rd, Houston, TX 77021	Ambulatory Health Care Services	Term Loan	7.75%	12/27/2043	967.7	967.7	217.5	0.07%
Iredell Oral & Facial Surgery, P.C. dba Johnson Oral Surgery	(*,#,^)	229 Medical Park Rd, Ste 310, Mooresville, NC 28117	Ambulatory Health Care Services	Term Loan	6%	3/29/2044	820.8	820.8	668.3	0.22%
J&K Fitness, LLC dba Physiques Womens Fitness Center	(*,#)	2505 Verot School Rd, Lafayette, LA 70508	Amusement, Gambling, and Recreation Industries	Term Loan	8%	6/8/2036	14.6	14.6	14.3	0.00%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(*,#)	640 Dubois St., Du Bois, PA 15801	Building Material and Garden Equipment and Supplies Dealers	Term Loan	6%	11/10/2026	33.1	33.1	32.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(*,#)	640 Dubois St., Dubois, PA 15801	Building Material and Garden Equipment and Supplies Dealers	Term Loan	6%	11/10/2041	426.4	426.4	416.3	0.13%
Japp Business Inc dba Pick and Eat and Japp Drink Corp.	(*,#)	4179 Broadway, New York, NY 10033	Food Services and Drinking Places	Term Loan	Prime plus 0%	11/30/2025	72.3	72.3	42.8	0.01%
Jay Carlton's, LLC dba Jay Birds Rotisserie & Grill	(*,#,^)	24480 W 10 Mile RD, Southfield, MI 48033	Food Services and Drinking Places	Term Loan	6%	1/4/2029	34.8	34.8	25.7	0.01%
Jessie's Radiator and Automotive	(*,#,^)	1777 N Ventura Ave, Ventura, CA 93001	Repair and Maintenance	Term Loan	Prime plus 0%	10/31/2029	14.7	14.7	14.3	0.00%
JMD Aviation Holdings, LLC	(*,#,^)	8050 North West 90th St., Medley, FL 33166	Rental and Leasing Services	Term Loan	Prime plus 0%	12/15/2027	397.5	397.5	388.1	0.13%
Johnny's Boy LLC	(*,#,^)	127 East King St., Martinsburg, WV 25401	Food Services and Drinking Places	Term Loan	Prime plus 0%	6/7/2044	97.3	97.3	92.7	0.03%
Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	(*,#)	200 West Adams St, Cochranton, PA 16314	Motor Vehicle and Parts Dealers	Term Loan	6.25%	10/29/2039	11.1	11.1	1.4	0.00%
Kids at Heart,LLC dba Monster Mini Golf	(*,#)	10 Newbury St., Danvers, MA 01923	Amusement, Gambling, and Recreation Industries	Term Loan	6.75%	9/22/2026	17.8	17.8	16.5	0.01%
Kidtastic LLC dba The Little Gym of Audubon	(*,#)	2850 Audubon Dr, Audubon, PA 19403	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	7/27/2026	44.9	44.9	44.3	0.01%
Kostekos Inc dba New York Style Pizza	(*,#)	10 South King St., Gloucester, NJ 08030	Food Services and Drinking Places	Term Loan	8%	2/6/2040	34.8	34.8	17.7	0.01%
LA Diner Inc dba Loukas L A Diner	(*,#)	3205 Route 22 East, Branchburg, NJ 08876	Food Services and Drinking Places	Term Loan	7.25%	9/28/2037	92.8	92.8	63.5	0.02%
LAN Doctors Inc	(*,#)	14 Pierson Court, Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	8.25%	8/28/2025	52.6	52.6	50.7	0.02%
LAN Doctors Inc	(*,#)	14 Pierson Court, Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	8.25%	3/16/2026	43.4	43.4	41.9	0.01%
Legacy Roof Contractors LLC	(*,#,^)	32091 Broken Branch Circle, Spanish Fort, AL 36527	Specialty Trade Contractors	Term Loan	6%	2/28/2044	294.0	294.0	192.9	0.06%
Linqserv Inc.	(*,#,^)	1555 Lyell Ave, Rochester, NY 14606	Transit and Ground Passenger Transportation	Term Loan	7.5%	11/9/2027	261.2	261.2	15.9	0.01%
Luv 2 Play Nor Cal, LLC	(*,#,^)	82 Clarksville Rd, Folsom, CA 95682	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 0%	9/25/2029	101.8	101.8	67.0	0.02%
Luv 2 Play Nor Cal, LLC dba Luv 2 Play	(*,#)	82 Clarksville Rd, Folsom, CA 95630	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 0%	9/27/2026	34.4	34.4	33.6	0.01%
Luv 2 Play Temecula, LLC	(*,#)	26469 Ynez Rd, Temecula, CA 92591	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 0%	8/15/2026	33.4	33.4	32.6	0.01%
Malhame & Company Publishers & Importers Inc.	(*,#,^)	180 Orville Rd, Bohemia, NY 11780	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus 0%	6/29/2027	63.7	63.7	61.4	0.02%
Mariam Diner Inc dba Country Kitchen Restaurant	(*,#)	17393 Main St., Hesperia, CA 92345	Food Services and Drinking Places	Term Loan	8%	3/18/2026	42.8	42.8	3.8	0.00%
Marlin Lighting LLC	(*,#,^)	7207 B Lockport Pl, Lorton, VA 22079	Specialty Trade Contractors	Term Loan	6%	12/19/2028	80.2	80.2	78.3	0.03%
Matchless Transportation LLC dba First Class Limo	(*,#)	31525 Aurora Rd # 5, Solon, OH 44139	Transit and Ground Passenger Transportation	Term Loan	6.25%	5/31/2020	118.8	118.8	26.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	(*,#)	780 S Peace Haven Rd, Winston Salem, NC 27103	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	7%	11/25/2025	10.5	10.5	6.6	0.00%
MIT LLC	(*,#,^)	11 North Peach ST., Medford, OR 97504	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	84.9	84.9	68.8	0.02%
Mojo Brands Media, LLC	(*,#)	3260 University Blvd., Ste 100, Winter Park, FL 32792	Broadcasting (except Internet)	Term Loan	6%	8/28/2023	673.2	673.2	114.5	0.04%
Moon Landscaping, Inc, Moon Group, Inc moon Nursery, Inc, Moon Site Ma	(*,#,^)	145 Moon Rd, Chesapeake City, MD 21915	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	1,083.3	1,083.3	961.9	0.31%
Morris Glass and Construction Inc	(*,#)	40058 Hwy 30, Astoria, OR 97103	Specialty Trade Contractors	Term Loan	15%	10/1/2023	319.6	319.6	145.9	0.05%
Mr. Lube, Inc	(*,#,^)	721 E Westpoint Dr., Wasilla, AK 99654	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2043	654.6	654.6	623.7	0.20%
Mr. Lube, Inc.	(*,#,^)	721 E. West Point Dr, Wasilla, AK 99654	Repair and Maintenance	Term Loan	Prime plus 2.75%	6/22/2028	516.8	516.8	69.3	0.02%
Murf & Sons LLC	(*,#,^)	3821 Pleasant Hill Rd, Store #B-107, Kissimmee, FL 34746	Food Services and Drinking Places	Term Loan	6%	11/16/2027	44.9	44.9	43.9	0.01%
N Transport LLC	(*,#,^)	5348 W Brown Ave, Fresno, CA 93722	Truck Transportation	Term Loan	8%	11/20/2027	365.8	365.8	31.8	0.01%
National Dredging Services of North Florida, Inc.	(*,#,^)	1537 Northwest Main Blvd., Lake City, FL 32055	Repair and Maintenance	Term Loan	Prime plus 0%	6/27/2028	40.1	40.1	38.3	0.01%
National Dredging Services of North Florida, Inc.	(*,#,^)	1537 Northwest Main Blvd., Lake City, FL 32055	Repair and Maintenance	Term Loan	Prime plus 0%	6/27/2043	27.2	27.2	26.0	0.01%
Olsen Bros. Transportation, Inc. & Golden Spike Leasing, LLC	(*,#,^)	2520 Pennsylvania Ave, Ogden, UT 84401	Truck Transportation	Term Loan	8.25%	6/20/2028	505.7	505.7	31.2	0.01%
Panther Ironworks and Rigging Solutions LLC	(*,#)	1028 Washburn Switch Rd, Shelby, NC 28150	Specialty Trade Contractors	Term Loan	6%	11/10/2026	112.7	112.7	83.1	0.03%
Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Globa	(*,#)	412 and 500 Main St., La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2026	558.1	558.1	28.3	0.01%
Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Serv	(*,#)	412 and 500 Main St., La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	7%	9/28/2041	110.1	110.1	30.0	0.01%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC dba Econo	(*,#,^)	421 S. Oak St., Pecos, TX 79772	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 0%	3/27/2042	388.0	388.0	369.7	0.12%
Pecos Entertainment LLC dba State Theater	(*,#,^)	421 South Oak St, Pecos, TX 79772	Motion Picture and Sound Recording Industries	Term Loan	Prime plus 0%	12/31/2029	123.4	123.4	120.5	0.04%
Pecos Inn LLC dba Econo Lodge	(*,#)	2207 W Third St., Pecos, TX 79772	Accommodation	Term Loan	Prime plus 0%	4/28/2041	621.9	621.9	592.7	0.19%
Peter K Lee MD, PC dba Atlanta Primary Care	(*,#,^)	211 Roberson Mill Rd, Milledgeville, GA 31061	Ambulatory Health Care Services	Term Loan	8.25%	9/13/2043	859.6	859.6	785.3	0.25%
Peter K Lee MD, PC dba Atlanta Primary Care LLC	(*,#,^)	5 Ashford Way, Hawkinsville, GA 31061	Ambulatory Health Care Services	Term Loan	8.25%	9/13/2028	381.0	381.0	372.0	0.12%
Picon Motors LLC dba The New Young's Motors	(*,#,^)	199-211 Central Ave, Orange, NJ 07080	Motor Vehicle and Parts Dealers	Term Loan	6%	6/12/2029	213.8	213.8	102.9	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Play4Fun dba Luv 2 Play	(*,#,^)	13722 Jamboree Rd, Irvine, CA 92602	Amusement, Gambling, and Recreation Industries	Term Loan	7.5%	3/7/2028	148.1	148.1	144.6	0.05%
Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand and	(*,#)	13851 S State HWY 34, Scurry, TX 75158	Specialty Trade Contractors	Term Loan	8.25%	10/28/2025	431.8	431.8	160.7	0.05%
Prestige Construction of Florida, LLC	(*,#,^)	1404 Yorktown St. Ste E, Deland, FL 34944	Construction of Buildings	Term Loan	6%	5/23/2042	105.1	105.1	101.3	0.03%
Providence Management Environmental, LLC, Tindol Energy Group, LLC	(*,#,^)	6570 W Hwy 67, Cleburne, TX 76033	Waste Management and Remediation Services	Term Loan	6%	6/19/2029	70.0	70.0	68.3	0.02%
R & K Contracting Inc	(*,#)	3605 NW 31st Ave, Fort Lauderdale, FL 33309	Specialty Trade Contractors	Term Loan	Prime plus 0%	2/18/2026	8.3	8.3	8.1	0.00%
Ramjay Inc.	(*,#,^)	85 S. Bragg St. Ste 303, Alexandria, VA 22312	Transit and Ground Passenger Transportation	Term Loan	8.25%	1/13/2027	322.0	322.0	99.4	0.03%
Recovery Boot Camp, LLC, Rule 62, Inc. and Healing Properties, LLC	(*,#,^)	85 SW 5th Ave, Delray Beach, FL 33444	Ambulatory Health Care Services	Term Loan	7.75%	12/28/2028	104.8	104.8	0.5	0.00%
RG Productions LLC	(*,#,^)	2414 W Battlefield Ste H, Springfield, MO 65807	Rental and Leasing Services	Term Loan	6%	3/28/2029	76.1	76.1	7.7	0.00%
Rich's Food Stores LLC dba Hwy 55 of Wallace	(*,#)	611 East Southerland St., Wallace, NC 28466	Food Services and Drinking Places	Term Loan	8.25%	9/14/2026	99.3	99.3	41.6	0.01%
Rihahn Inc. dba RDBL, Inc	(*,#,^)	1397 McGuire Rd, Lamar, AR 72846	Forestry and Logging	Term Loan	6%	9/14/2028	115.0	115.0	44.9	0.01%
RIHAHN INC dba RDBL, INC.	(*,#,^)	1397 McGuire Rd, Lamar, AR 72846	Forestry and Logging	Term Loan	Prime plus 0%	2/5/2029	5.4	5.4	—	0.00%
Route 130 SCPI Holdings LLC (EPC) Route 130 SCPI Operations LLC (OC) d	(*,#)	423-429 Route 156, Trenton, NJ 08620	Food Services and Drinking Places	Term Loan	6.25%	9/30/2039	279.5	279.5	45.8	0.01%
RWBB LLC	(*,#,^)	4120 7th Ave, Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	Prime plus 0%	6/26/2044	74.3	74.3	49.0	0.02%
RWBB LLC	(*,#)	4120 7th Ave, Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	Prime plus 0%	12/19/2029	15.2	15.2	14.5	0.00%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(*,#)	726-740 South Fleming St., Sebastian, FL 32958	Amusement, Gambling, and Recreation Industries	Term Loan	8.25%	11/23/2040	738.3	738.3	657.2	0.21%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(*,#,^)	726-740 South Fleming St., Sebastian, FL 32958	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 0%	12/24/2041	492.0	492.0	480.3	0.16%
Sanabi Investment, LLC dba Oscar's Moving and Storage	(*,#,^)	11421 N W 107th St., #13, Miami, FL 33178	Truck Transportation	Term Loan	0%	3/5/2027	83.4	83.4	68.9	0.02%
Sandlot Ventures LLC and Sandbox Ventures LLC	(*,#,^)	1857A Elmdale Ave, Glenview, IL 60025	Amusement, Gambling, and Recreation Industries	Term Loan	6%	9/25/2040	88.1	88.1	59.3	0.02%
Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	(*,#)	3822 State Route 3, Red Bud, IL 62278	Merchant Wholesalers, Nondurable Goods	Term Loan	7.5%	2/10/2030	521.6	521.6	34.6	0.01%
Shining Star Kids, Inc. dba Brain Balance	(*,#,^)	17323 Ventura Blvd, Encino, CA 91316	Educational Services	Term Loan	Prime plus 0%	1/7/2029	77.2	77.2	73.6	0.02%
Shooter's Gun Club, LLC	(*,#,^)	2429 Iowa St. Stes B, C and D, Lawrence, KS 66046	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 0%	4/27/2030	169.9	169.9	136.0	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation	(*,#,^)	3031 Patrick St, Kissimmee, FL 34741	Air Transportation	Term Loan	8.25%	12/12/2027	417.4	417.4	397.8	0.13%
Skyways LTD,Jet 60 LLC,Mendean Jonath, Inc,Jet AOG, Inc & Jonathan Men	(*,#,^)	426 15th St. NW, Huron, SD 57350	Support Activities for Transportation	Term Loan	Prime plus 0%	6/8/2043	365.3	365.3	348.1	0.11%
Skyways, LTD	(*,#,^)	350 15th St. NW, Huron, SD 57350	Support Activities for Transportation	Term Loan	Prime plus 0%	3/22/2029	740.7	740.7	217.3	0.07%
Sovereign Communications LLC	(*,#)	26 E 3 Mile Rd,, Sault Sainte Marie, MI 49783	Broadcasting (except Internet)	Term Loan	6.75%	2/7/2024	627.4	627.4	113.6	0.04%
Space Express, LLC	(*,#,^)	2775 Burris Rd, Davie, FL 33314	Truck Transportation	Term Loan	6%	3/12/2029	123.5	123.5	39.7	0.01%
Specialty Surgery Center, Inc.	(*,#,^)	5505 Peachtree Dunwoody Rd Stes 640,645, Atlanta, GA 30342	Ambulatory Health Care Services	Term Loan	6%	6/28/2029	1,007.9	1,007.9	146.4	0.05%
SSI Refrigerated Express Inc. and Robert M Stallone	(*,#,^)	1001 E. Cooley Dr Ste 102, Colton, CA 92324	Truck Transportation	Term Loan	Prime plus 0%	11/17/2027	43.9	43.9	—	0.00%
SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	(*,#,^)	1001 E. Cooley Dr Ste 102, Colton, CA 92324	Truck Transportation	Term Loan	Prime plus 0%	2/28/2027	149.8	149.8	106.7	0.03%
Stat Constructor L.P	(*,#,^)	9573 US Hwy 220, Stoneville, NC 27048	Specialty Trade Contractors	Term Loan	Prime plus 0%	8/30/2028	88.1	88.1	83.9	0.03%
StillBasi Holdings, Inc. dba Buxton Auto Transport	(*,#,^)	9371 Jackson Rd, Sacramento, CA 95826	Truck Transportation	Term Loan	6%	3/29/2029	263.6	263.6	227.2	0.07%
Suncrest Stone Products LLC	(*,#)	341 County Farm Rd, Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	7.25%	8/29/2041	429.2	429.2	—	0.00%
Suncrest Stone Products LLC	(*,#)	341 County Farm Rd, Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	7.5%	8/29/2026	529.5	529.5	99.9	0.03%
T and B Boots Inc dba Takken's Shoes	(*,#)	72 South Main St., Templeton, CA 93465	Clothing and Clothing Accessories Stores	Term Loan	7.25%	12/7/2026	380.7	380.7	371.6	0.12%
Tarver-Henley Inc. and Tar-Hen LLC	(*,#,^)	2125 College Ave, Jackson, AL 36545	Building Material and Garden Equipment and Supplies Dealers	Term Loan	7.75%	6/21/2042	97.8	97.8	38.4	0.01%
The Alba Financial Group, Inc.	(*,#)	1420 Spring Hill Rd, McLain, VA 22102	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	6%	3/10/2021	0.1	0.1	0.1	0.00%
The Country House Restaurant, LLC and Pelton Real Estate, LLC	(*,#,^)	677 US Route 7, Pittsford, VT 05763	Food Services and Drinking Places	Term Loan	Prime plus 0%	6/30/2042	47.3	47.3	42.7	0.01%
Victorian Restaurant and Tavern, LLC	(*,#,^)	226 Maple Ave, Cheshire, CT 06410	Food Services and Drinking Places	Term Loan	8.25%	2/22/2042	80.0	80.0	64.0	0.02%
Video Vault & Tanning LLC and Mosaic Salon LLC	(*,#)	W7003 Parkview Dr, Ste A & B, Greenville, WI 54942	Rental and Leasing Services	Term Loan	Prime plus 0%	6/4/2040	59.9	59.9	58.5	0.02%
White Hawk Inc.	(*,#,^)	2101 Dr. Martin Luther King Jr. Blvd, Stockton, CA 95205	Truck Transportation	Term Loan	8.25%	12/15/2026	917.5	917.5	59.1	0.02%
Wilban LLC	(*,#)	454 US Hwy 22, Whitehouse Station, NJ 08889	Food Services and Drinking Places	Term Loan	7.5%	3/11/2026	9.0	9.0	8.7	0.00%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Wilban LLC	(*,#)	454 US Hwy 22, Whitehouse Station, NJ 08889	Food Services and Drinking Places	Term Loan	7.25%	3/28/2039	238.6	238.6	80.5	0.03%
Zahmel Restaurant Suppliers Corp dba Cash & Carry;Zahners Hardware;Zan	(*,#,^)	33-51 11th St., Astoria, NY 11106	Merchant Wholesalers, Nondurable Goods	Term Loan	8.25%	4/28/2027	75.8	75.8	72.2	0.02%
Zeeba Company, Inc dba Zeeba Rent-A-Van & 5 Star Rent- A-Van	(*,#,^)	3200 Wilshire Blvd Ste 1000, Los Angeles, CA 90010	Transit and Ground Passenger Transportation	Term Loan	7.75%	9/27/2028	313.9	313.9	213.9	0.07%
Total Unguaranteed Non-Accrual SBA Investments							54,125.5	54,125.5	$30,506.8	9.86%

Total Unguaranteed SBA Investments							$431,970.0	$431,970.0	$424,416.9	137.22%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

The Hall at the Yard	1412 Alden Rd, Orlando, FL 32803	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/2/2031	$2,013.2	$2,013.2	$2,219.6	0.72%
Little Angels Daycare	4551 Summit Blvd, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus 2.75%	10/3/2046	258.1	258.1	292.0	0.09%
Clean Energyz LLC	881 Alma Real Dr Ste T-16, Pacific Palisades, CA 90272	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/11/2031	155.4	155.4	174.1	0.06%
Woodzzy LLC	1133 Clarkson Ave, Brooklyn, NY 11212	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/19/2046	1,617.4	1,617.4	1,833.7	0.59%
Five Rivers 1938 Enterprise Inc.	3032 W Jack London Blvd, Livermore, CA 94551	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	1/28/2032	174.7	174.7	195.7	0.06%
Kamboj Investments Inc. dba Chicago's Pizza	1156 South Main St., Manteca, CA 95337	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/29/2031	135.4	135.4	151.7	0.05%
Crux Solutions, LLC	6938 Westover St., Houston, TX 77087	Personal and Laundry Services	Term Loan	Prime plus 2.75%	12/30/2031	175.3	175.3	196.4	0.06%
Montauk Donut Group Inc.	1669 Montauk Hwy, Bellport, NY 11713	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/12/2031	736.1	736.1	819.9	0.27%
THE JAR CIRCLE INC	3545 Merrick Rd, Seaford, NY 11783	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/20/2031	125.0	125.0	139.2	0.05%
MA Allen LLC dba Premier Martial Arts	380 East Bethany Dr, Allen, TX 75002	Educational Services	Term Loan	Prime plus 2.75%	3/25/2031	83.5	83.5	93.0	0.03%
Tiny's Gumbo Bar NYC LLC	275 Church St., New York, NY 10013	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/25/2032	326.4	326.4	365.6	0.12%
Shrijee LLC	908 Washington St., Manitowoc, WI 54220	Accommodation	Term Loan	Prime plus 2.75%	12/31/2046	1,072.4	1,072.4	1,221.2	0.39%
LAOR	7900 S. Orange Blossom Trail, Unit 1, Orlando, FL 32809	Health and Personal Care Stores	Term Loan	Prime plus 2.75%	5/26/2047	1,546.2	1,546.2	1,743.3	0.56%
RGV Poke LLC	5401 North 10 St. Unit 126, McAllen, TX 78504	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/2/2032	123.1	123.1	137.9	0.04%
Alaska Industrial Paint LLC	1301 North Post Rd, Anchorage, AK 99501	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	1/8/2032	193.8	193.8	217.0	0.07%
B & W Towing LLC	701 Addison Rd, Painted Post, NY 14870	Support Activities for Transportation	Term Loan	Prime plus 2.75%	2/9/2047	646.9	646.9	737.5	0.24%
Black Market Restaurant Group Inc	29941 Aventura, Ste K, Rancho Santa Margarita, CA 92688	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	3/24/2032	265.5	265.5	297.3	0.10%
C.D.A. Serviceability Trust Inc.	4501 6th Ave, Tacoma, WA 98406	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	9/27/2046	622.5	622.5	709.7	0.23%
CJ REAL ESTATE PARTNERS LLC	1800 E Palm Ave, Tampa, FL 33605	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/28/2047	2,078.0	2,078.0	2,345.5	0.76%
Jafar & Jamal Inc.	11 Highland Ave, Malden, MA 02148	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/29/2032	177.1	177.1	198.4	0.06%
Metro of Livernois	17149 Livernois, Detroit, MI 48221	Telecommunications	Term Loan	Prime plus 2.75%	1/29/2047	1,822.1	1,822.1	2,059.0	0.67%
Mitchell Authentic, Inc. dba Rock Box Fitness	4880 Lower Roswell Rd, Marietta, GA 30068	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/12/2032	356.5	356.5	396.1	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Balanced Health & Fitness LLC	5110 Mae Anne Dr, Ste 702, Reno, NV 89521	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	2/19/2032	155.0	155.0	173.6	0.06%
Kynytyx Inc.	990A Station Rd, Bellport, NY 11713	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	5/22/2032	641.8	641.8	717.2	0.23%
M&P_CAL, LLC	8086 East Santa Canyon Rd, Anaheim, CA 92808	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/22/2032	127.8	127.8	143.1	0.05%
Kedai Indonesian Café	110 S Mountain Ave, Upland, CA 91786	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/27/2032	85.8	85.8	96.1	0.03%
Potato Bros LLC dba Crumbl Cookies	1435 N Wells St., Chicago, IL 60610	Food and Beverage Stores	Term Loan	Prime plus 2.75%	3/28/2032	129.5	129.5	145.1	0.05%
INE Incorporated	1040-1100 S. Mt. Vernon Ave, Riverside, CA 92507	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/3/2032	102.0	102.0	114.2	0.04%
Square One Step LLC	10710 Barker Cypress Rd, Ste B, Cypress, TX 77433	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	4/4/2032	151.4	151.4	169.5	0.05%
Bofill's Barbeque LLC	15159 South Cicero Ave, Oak Forest, IL 60452	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	2/10/2047	270.0	270.0	307.8	0.10%
Fyzical Therapy & Balance Center	3780 Riverchase Village, Ste 900, Hoover, AL 35244	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	3/19/2032	78.7	78.7	88.1	0.03%
Gerland Investments, Inc.	12611 I-10 West, Ste 102, San Antonio, TX 78230	Educational Services	Term Loan	Prime plus 2.75%	4/22/2032	72.0	72.0	80.7	0.03%
LR Greenview LLC	2977 Ygnacio Valley Rd, Unit 2977, Pleasant Hill, CA 94523	Food and Beverage Stores	Term Loan	Prime plus 2.75%	4/24/2032	48.2	48.2	53.9	0.02%
Hotworxs Studio	13435 University Ave, Clive, IA 50325	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/30/2032	137.2	137.2	153.7	0.05%
Foster the Community LLC	13451 and 13453 Fishhawk Blvd, Riverview, FL 33569	Personal and Laundry Services	Term Loan	Prime plus 2.75%	3/8/2032	74.4	74.4	83.3	0.03%
Suha Signs LLC	8211 Byron Center Ave SW, Byron Center, MI 49315	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/9/2032	183.6	183.6	205.6	0.07%
Suha Promotions LLC	8211 Byron Center Ave SW, Byron Center, MI 49315	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	4/9/2032	170.1	170.1	190.5	0.06%
Suha Restaurants	8211 Byron Center Ave SW, Byron Center, MI 49315	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/9/2032	423.8	423.8	474.6	0.15%
IV Therapy Management	2 Sears Dr, Paramus, NJ 07652	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	5/13/2032	42.3	42.3	47.4	0.02%
Momentum Metal Finishing	1286 Anvilwood Ave, Sunnyvale, CA 94089	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/13/2047	253.9	253.9	288.1	0.09%
BGF Bobby Q’s Inc	365 W Sunrise Hwy, Freeport, NY 11520	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	10/13/2047	444.0	444.0	504.0	0.16%
La Taqueria Inc	10 Greenwich Ave, GREENWICH, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	4/17/2032	109.5	109.5	121.6	0.04%
Yours II Cosmetology Academy Inc.	1416 W Columbia Ave, Battle Creek, MI 49015	Educational Services	Term Loan	Prime plus 2.75%	12/21/2047	2,471.3	2,471.3	2,783.2	0.90%
Alaska Industrial Paint LLC	1301 North Post Rd, Anchorage, AK 99501	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	6/21/2047	75.0	75.0	85.1	0.03%
Colorado Avocado LLC	11590 Ridgeline Dr, Colorado Springs, CO 80921	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/27/2032	26.3	26.3	29.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

3 Generations LLC	2800 Baton Rouge Rd, Williamstown, KY 41097	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	5/29/2032	27.5	27.5	30.5	0.01%
Clean Pro 1, LLC	385 Boston Post Rd, Orange, CT 06477	Construction of Buildings	Term Loan	Prime plus 2.75%	5/29/2047	294.1	294.1	333.9	0.11%
Ride4U	747 N State Rd 7, Plantation, FL 33317	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/29/2046	3,656.3	3,656.3	4,085.9	1.32%
Northcomm LLC	213 Cascade View Court, East Wenatchee, WA 98802	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/29/2031	225.0	225.0	252.0	0.08%
Beau & HB Inc. dba Beau’s Billard, Bowling & Arcade	100 Village Rd, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	3/16/2029	99.2	99.2	106.1	0.03%
NJ Floats Inc	327 Route 202/206, Bedminster Township, NJ 07921	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	6/12/2046	822.0	822.0	914.5	0.30%
Vendall Ventures LLC	25027 South Interstate, WaKeeney, KS 67672	Accommodation	Term Loan	Prime plus 2.75%	12/17/2046	823.5	823.5	934.7	0.30%
Maxwell Hendry & Simmons LLC	1619 Jackson St., Fort Myers, FL 33901	Real Estate	Term Loan	Prime plus 2.75%	12/17/2031	457.5	457.5	508.4	0.16%
Regal Express Corporation	4122 County Rd 516, Matawan, NJ 07747	Truck Transportation	Term Loan	Prime plus 2.75%	12/20/2031	402.5	402.5	447.3	0.14%
Vidya Technologies LLC	2509 George Mason Dr, Virginia Beach, VA 23456	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/20/2031	45.1	45.1	50.5	0.02%
The Handyman Clarksville LLC	2727 Union Hall Rd, Clarksville, TN 37040	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/22/2031	562.5	562.5	625.1	0.20%
LDI Energy Services LLC	6519 103 West Ave, Tioga, ND 58852	Support Activities for Mining	Term Loan	Prime plus 2.75%	12/22/2046	819.8	819.8	930.4	0.30%
Rana N Hassan MD PC	71 Franklin Ave, Franklin Square, NY 11010	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/22/2031	342.0	342.0	380.0	0.12%
BYC LaQuinta LLC	78430 CA-111, La Quinta, CA 92253	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/22/2046	1,711.1	1,711.1	1,937.8	0.63%
Outdoor Equipment Manufacturer LLC	3520 NW 51st St., Miami, FL 33142	Textile Product Mills	Term Loan	Prime plus 2.75%	12/23/2031	281.3	281.3	312.5	0.10%
CNJ Services LLC	5519 Ironhorse Rd, North Chesterfield, VA 23234	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/23/2031	72.3	72.3	80.9	0.03%
Riaz & Son, Inc.	100-15 94th Ave, Ozone Park, NY 11416	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/23/2046	443.3	443.3	503.1	0.16%
Sk8 House Virginia Beach LLC	600 Lynnhaven Pkwy, Virginia Beach, VA 23452	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/23/2031	89.3	89.3	100.0	0.03%
Alaska Demolition LLC	2817 Rampart Dr, Anchorage, AK 99501	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/27/2046	3,750.0	3,750.0	4,190.6	1.35%
Freedom Construction LLC	2897 E Massengale Rd, Shelbyville, IN 46176	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/28/2031	61.2	61.2	68.5	0.02%
Shieldcoat Technologies Inc.	308 Ellen Trout Dr, Lufkin, TX 75904	Computer and Electronic Product Manufacturing	Term Loan	Prime plus 2.75%	12/28/2046	2,212.5	2,212.5	2,483.5	0.80%
Lotus Care LLC	14000 Sunfish Lake Blvd, NW, MN 55303	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/28/2031	127.5	127.5	142.8	0.05%
Unique Surveillance LLC	925 South 21st Ave, Hollywood, FL 33020	Administrative and Support Services	Term Loan	Prime plus 2.75%	12/28/2031	3,678.0	3,678.0	4,045.8	1.31%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

CS Concept Holdings LLC	4350 Canada Rd, :, Lakeland, TN 38002	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/28/2031	432.0	432.0	483.8	0.16%
Monticello Corporation	600 Preston Ave, Charlottesville, VA 22903	Food and Beverage Stores	Term Loan	Prime plus 2.75%	12/29/2031	630.0	630.0	705.6	0.23%
Beyond The Numbers CPAs Inc.	1004 Lewis Ave, Billings, MT 59102	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2046	1,260.0	1,260.0	1,438.0	0.46%
Oh Crumb On!	57 East 3rd Ave, Spring Grove, PA 17362	Couriers and Messengers	Term Loan	Prime plus 2.75%	12/29/2031	42.5	42.5	47.6	0.02%
Altitude Roofing LLC	2909 N Tindle Blvd, Flagstaff, AZ 86004	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/29/2031	240.0	240.0	268.8	0.09%
The Dance Affair, Inc.	850 N Winchester Blvd, San Jose, CA 95128	Educational Services	Term Loan	Prime plus 2.75%	12/29/2031	45.9	45.9	51.4	0.02%
Belcher's Electric LLC	138 Dorchester St., Greenwood, SC 29646	Specialty Trade Contractors	Term Loan	Prime plus 2.75%	12/29/2031	114.8	114.8	128.5	0.04%
Nova Engineering Inc.	4373 Viewridge Ave, Ste A, San Diego, CA 92123	Professional, Scientific, and Technical Services	Term Loan	Prime plus 2.75%	12/29/2031	150.0	150.0	168.0	0.05%
Lillie Mae's Place, LLC	57 Main St., East Haven, CT 06512	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/29/2046	891.0	891.0	1,019.1	0.33%
Bright Horizons Preschool, LLC	275 Enterprise Dr, Valdosta, GA 31601	Social Assistance	Term Loan	Prime plus 2.75%	12/29/2046	660.8	660.8	750.0	0.24%
Arclight Industries LLC	340 Quail Run Rd,, Venetia, PA 15367	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 2.75%	12/29/2046	337.5	337.5	386.0	0.12%
Champion Volleyball Club of Houston LLC	19418 Pinehurst Trail Dr, Humble, TX 77346	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/29/2046	484.5	484.5	549.9	0.18%
Eastern Aero Marine, Inc.	5502 NW 37th Ave, Miami, FL 33142	Transportation Equipment Manufacturing	Term Loan	Prime plus 2.75%	12/29/2046	3,750.0	3,750.0	4,190.6	1.35%
Hacienda Car Wash Inc.	2400 S Goliad St., Rockwall, TX 75087	Repair and Maintenance	Term Loan	Prime plus 2.75%	12/29/2031	90.0	90.0	100.8	0.03%
Happy Wheels Charter LLC	4 Old Elm St., Salusbury, MA 01952	Transit and Ground Passenger Transportation	Term Loan	Prime plus 2.75%	12/29/2046	540.0	540.0	612.9	0.20%
Kosovar Corporation	355 Smith Ridge Rd, South Salem, NY 10590	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2046	1,020.0	1,020.0	1,156.4	0.37%
Pole Dance Carolinas LLC	9826 Gilead Rd, C -200, Hunterville, NC 28078	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus 2.75%	12/29/2031	123.8	123.8	138.6	0.04%
Henry J. Fishman	2021 K St. Ste 400 NW, Washington, DC 20006	Ambulatory Health Care Services	Term Loan	Prime plus 2.75%	12/29/2031	1,012.5	1,012.5	1,123.9	0.36%
Inspired Education 2 LLC	221 Edinburg Rd, Mercerville, NJ 08619	Social Assistance	Term Loan	Prime plus 2.75%	12/29/2046	2,250.0	2,250.0	2,542.5	0.82%
RV Liquidation Center	984 W Shaw Ave, Clovis, CA 93612	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 2.75%	12/29/2031	1,038.8	1,038.8	1,151.7	0.37%
CPH Milpitas LLC	1806 Milmont Dr, Milpitas, CA 95035	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	12/29/2031	262.5	262.5	294.0	0.10%
3815 Media Inc.	3201 Peachtree Corners Circle, Peachtree Corners, GA 30092	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 2.75%	12/30/2031	1,125.0	1,125.0	1,247.3	0.40%
Calderon Insurance Agency	5127 Franklin Blvd, #3, Sacramento, CA 95820	Insurance Carriers and Related Activities	Term Loan	Prime plus 2.75%	12/29/2046	543.5	543.5	616.8	0.20%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

899 Toscanini LLC	899 Main St., Cambridge, MA 02139	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	11/9/2031	270.0	270.0	302.4	0.10%
Jones Roger Shermann Inn Inc.	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	6/4/2030	60.6	60.6	60.6	0.02%
Hackstaff Restaurants	248 W 1st. St. Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus 2.75%	7/15/2029	402.2	402.2	402.2	0.13%
Matrix Z LLC	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus 6.5%	2/27/2029	10.2	10.2	10.2	—%

Rello Inc.	8063 Jericho Turnpike, Woodbury, NY 11797	Personal and Laundry Services	Term Loan	Prime plus 6.5%	4/17/2029	5.0	5.0	5.0	—%
2Choice2Friends LLC	901 W Braker Lane, Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	4/17/2029	10.3	10.3	10.3	—%
NYM Solutions Inc.	12150 SW 128th St. CT Ste 209, Miami, FL 33186	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	5/6/2029	10.4	10.4	10.4	—%
Clowers Trucking by Faith LLC	705 E Brookwood PL, Valdosta, GA 31601	Truck Transportation	Term Loan	Prime plus 6.5%	5/23/2029	10.6	10.6	10.6	—%
MCM Design LLC	5926 Vinings Vintage Way, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/23/2029	8.1	8.1	8.1	—%
Still Photography	195 Terrace Place, Apt. 2, Brooklyn, NY 11218	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/6/2029	10.5	10.5	10.5	—%
Archer Cleaners Inc.	1514 W. 33rd St., Chicago, IL 60608	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/10/2029	10.5	10.5	10.5	—%
Law Office of Paula Padilla PLLC	2211 E Highland Ave Ste 130, Phoenix, AZ 85016	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	6/13/2029	4.2	4.2	4.2	—%
Campuscuts LLC	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus 6.5%	6/21/2029	6.3	6.3	6.3	—%
Port Diesel LLC	3212 Alex Trask Dr, Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus 6.5%	6/21/2029	10.5	10.5	10.5	—%
Menshka Inc.	88 High St., Mountclair, NJ 07042	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	7/10/2029	10.5	10.5	10.5	—%
Lawrence Adeyemo & Co LLC	209-34 112 Ave, Queens Village, NY 11429	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	7/19/2029	8.5	8.5	8.5	—%
Gradstreet LLC	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Nonstore Retailers	Term Loan	Prime plus 6.5%	7/30/2029	6.1	6.1	6.1	—%
A&S Services LLC	3888 Lightner Rd, Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus 6.5%	8/7/2029	10.6	10.6	10.6	—%
Crystal Clear Accounting	34099 Tuscan Creek Way, Temecula, CA 92592	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/26/2029	2.8	2.8	2.8	—%
Doghouse Sport Fishing Charters Inc.	83413 Overseas Hwy, Islamorada, FL 33036	Scenic and Sightseeing Transportation	Term Loan	Prime plus 6.5%	8/30/2029	10.6	10.6	10.6	—%
No Push Back LLC	5405 Neshaminy Blvd, Bensalem, PA 19020	Personal and Laundry Services	Term Loan	Prime plus 6.5%	8/30/2029	10.3	10.3	10.3	—%
Host Marketing LLC	206 Bell Lane, Ste B, West Monroe, LA 71291	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	9/18/2029	10.7	10.7	10.7	—%
Standard Real Estate Services LLC	500 West Silver Spring Dr, Ste K 200,, Glendale, WI 53217	Real Estate	Term Loan	Prime plus 6.5%	9/19/2029	10.7	10.7	10.7	—%

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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Vege Investments, LLC	26400 SW 177th Ave, Homestead, FL 33031	Gasoline Stations	Term Loan	Prime plus 6.5%	12/16/2030	11.8	11.8	11.8	—%
ASIL Ventures, LLC	4354 N Bell Ave, Apt G2,, Chicago, IL 60618	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/22/2030	4.0	4.0	4.0	—%
SPECTRUM DYNAMICS, INC	27727 Dalton Bluff Court, Katy, TX 77494	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	12/23/2030	11.8	11.8	11.8	—%
KCL Business Service Inc	1042 San Fernando Rd., San Fernando, CA 91340	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus 6.5%	12/23/2030	11.8	11.8	11.8	—%
Chris' Angels Cleanning Service LLC	2090 Dunwoody Club Dr, Sandy Springs, GA 30350	Administrative and Support Services	Term Loan	Prime plus 6.5%	12/23/2030	11.8	11.8	11.8	—%
Tiki Torch Liquors	101 Dallas St., Talihima, OK 74571	Food and Beverage Stores	Term Loan	Prime plus 6.5%	12/23/2030	11.8	11.8	11.8	—%
Austen Felder Holdings	23642 Hwy 25, Franklinton, LA 70438	Personal and Laundry Services	Term Loan	Prime plus 6.5%	1/18/2031	11.9	11.9	11.9	—%
Diamond Ridge Professionals	8629 Mesquite Circle, Magna, UT 84044	Construction of Buildings	Term Loan	Prime plus 6.5%	1/19/2031	17.8	17.8	17.8	0.01%
Centre for Autism Treatment	13090 Sundown Rd, Victorville, CA 92392	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/20/2031	17.8	17.8	17.8	0.01%
Londerpass Inc.	108 N Fiore Pkwy, Vernon Hills, IL 60061	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/21/2031	17.8	17.8	17.8	0.01%
Andrew’s Spotless Cleaning LLC	1604 Marcella Dr, Covington, KY 41011	Administrative and Support Services	Term Loan	Prime plus 6.5%	1/22/2031	17.8	17.8	17.8	0.01%
Wild Thing Accounting & Tax LLC	805 NE 190th Ave, Portland, OR 97230	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/22/2031	17.8	17.8	17.8	0.01%
Wild Wellness LLC	151 Lake St., Lancaster, OH 43130	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	1/22/2031	7.8	7.8	7.8	—%
VIIXVII Sewing Studio LLC	277 E Girard Ave, Philadelphia, PA 19125	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus 6.5%	1/22/2031	13.2	13.2	13.2	—%
Skypie Studio and Crafts LLC	933 Mary Ave, Opelousas, LA 70570	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	1/22/2031	17.1	17.1	17.1	0.01%
Jazma Wise	110 Golden Pine Rd SW, Austell, GA 30168	Personal and Laundry Services	Term Loan	Prime plus 6.5%	1/28/2031	11.4	11.4	11.4	—%
uniguide Media LLC	105 Pearl St., Sausalito, CA 94965	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	2/11/2031	17.9	17.9	17.9	0.01%
Alima Mandiang	242 E. Claremont Rd, Philadelphia, PA 19120	Personal and Laundry Services	Term Loan	Prime plus 6.5%	2/17/2031	7.2	7.2	7.2	—%
Benevolent Family Services LLC	522 S Independence Blvd, Ste 201, Virginia Beach, VA 23452	Ambulatory Health Care Services	Term Loan	Prime plus 6.5%	3/15/2031	18.1	18.1	18.1	0.01%
INB Enterprise LLC	7761 Diamondback Dr, College Park, MD 20742	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	3/15/2031	18.1	18.1	18.1	0.01%
Blasco Tire	960 Memorial Dr, Griffin, GA 30223	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 6.5%	3/24/2031	18.0	18.0	18.0	0.01%
Stephanie Doty	82 Diggins Dr, Folsom, CA 95630	Insurance Carriers and Related Activities	Term Loan	Prime plus 6.5%	4/14/2031	10.7	10.7	10.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Lockett Trucking and Transport LLC	612 Colebridge Dr, Blacklick, OH 43004	Truck Transportation	Term Loan	Prime plus 6.5%	4/14/2031	18.1	18.1	18.1	0.01%
RV Solar LLC	3442 E Bulk Lane, Oak Creek, WI 53154	Specialty Trade Contractors	Term Loan	Prime plus 6.5%	4/14/2031	18.1	18.1	18.1	0.01%
Foy Commerce LLC	1725 Park Lane S, Ste 2,, Jupiter, FL 33458	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	5/5/2031	18.2	18.2	18.2	0.01%
JERAGARDENS WEDDING RENTALS LLC	5842 South 1150 West, Ogden, UT 84405	Rental and Leasing Services	Term Loan	Prime plus 6.5%	7/20/2031	18.4	18.4	18.4	0.01%
Basha Home Improvements LLC	41 Van Houten Ave, Jersey City, NJ 07305	Construction of Buildings	Term Loan	Prime plus 6.5%	7/21/2031	7.5	7.5	7.5	—%
Tarun LLC DBA signature wine and liquor	325 South Limestone, Lexington, KY 40508	Food and Beverage Stores	Term Loan	Prime plus 6.5%	7/23/2031	18.4	18.4	18.4	0.01%
C4 Technologies Inc	171 C Ave, Ste C, Coronado, CA 92118	Professional, Scientific, and Technical Services	Term Loan	Prime plus 6.5%	8/6/2031	18.5	18.5	18.5	0.01%
Dennis Hair Studio Inc.	1566 Union Turnpike, New Hyde Park, NY 11040	Personal and Laundry Services	Term Loan	Prime plus 6.5%	9/13/2031	18.6	18.6	18.6	0.01%
Asthma & Allergy Medical Care, P.C.	68 Nassau Rd, Huntington, NY 11743	PPP	Term Loan	1.0%	5/4/2022	16.1	16.1	16.1	0.01%
Kore Surgical Inc	26636 Fond Du Lac Rd, Rancho Palos Verdes, CA 90275	PPP	Term Loan	1.0%	5/5/2022	8.0	8.0	8.0	—%
Dental Designs of Fort Myers, LLC	3220 Forum Blvd, #104, Fort Myers, FL 33905	PPP	Term Loan	1.0%	5/12/2022	34.8	34.8	34.8	0.01%
Child Welfare League of America Inc.	727 15th St NW, Ste 1200, Washington, DC 20005	PPP	Term Loan	1.0%	5/13/2022	20.0	20.0	20.0	0.01%
Quality Pool Management	161 Rombout Rd, Poughkeepsie, NY 12603	PPP	Term Loan	1.0%	5/13/2022	6.4	6.4	6.4	—%
CCG Advisors	817 W Peachtree St., Ste 205, Atlanta, GA 30308	PPP	Term Loan	1.0%	5/19/2022	21.5	21.5	21.5	0.01%
Caveonix	7777 Leesburg Pike, Ste 303 South, Falls Church, VA 22043	PPP	Term Loan	1.0%	5/20/2022	31.0	31.0	31.0	0.01%
Hamilton Technology Services	14115 West 59th Place, Arvada, CO 80004	PPP	Term Loan	1.0%	5/21/2022	15.3	15.3	15.3	—%
North Carolina Baptist Foundation, Inc.	201 Convention Dr, Cary, NC 27511	PPP	Term Loan	1.0%	5/21/2022	25.7	25.7	25.7	0.01%
Carrie Risatti	307 Montana Ave, #201, Santa Monica, CA 90403	PPP	Term Loan	1.0%	5/21/2022	1.7	1.7	1.7	—%
Easy Content Media LLC	706 Van Nest Dr, Martinsville, NJ 08836	PPP	Term Loan	1.0%	5/26/2022	5.8	5.8	5.8	—%
Jennie Kwon Designs	643 S Olive St, Los Angeles, CA 90014	PPP	Term Loan	1.0%	5/26/2022	5.4	5.4	5.4	—%
Scalini's, Inc.	14485 Hopewell Rd, Alpharetta, GA 30004	PPP	Term Loan	1.0%	5/27/2022	17.7	17.7	17.7	0.01%
Sports Academy Integrated Sports Medicine, LLC	1011 Rancho Conejo Blvd, Newbury Park, CA 91320	PPP	Term Loan	1.0%	5/27/2022	31.4	31.4	31.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Frenchy's	1460 3rd St S, Jacksonville Beach, FL 32250	PPP	Term Loan	1.0%	5/28/2022	8.6	8.6	8.6	—%
Yoga Connection of Pembroke Pines, Inc	12592 Pines Blvd, #103, Pembroke Pines, FL 33027	PPP	Term Loan	1.0%	5/28/2022	2.3	2.3	2.3	—%
Shalik, Morris & Company, LLC	80 Crossways Park Dr W, Woodbury, NY 11797	PPP	Term Loan	1.0%	5/29/2022	108.3	108.3	108.3	0.03%
Hawk Management LLC	2305 W Horizon Ridge Pkwy, #2024, Henderson, NV 89052	PPP	Term Loan	1.0%	5/29/2022	1.8	1.8	1.8	—%
Special Events Staffing	1015 N Lake Ave, Ste 205, Pasadena, CA 91104	PPP	Term Loan	1.0%	6/1/2022	54.6	54.6	54.6	0.02%
The On The Line Company, Inc	101 Arch St, Ste 225, Boston, MA 02110	PPP	Term Loan	1.0%	6/1/2022	9.7	9.7	9.7	—%
Zola Electric Labs, Inc.	555 De Haro St, San Francisco, CA 94107	PPP	Term Loan	1.0%	6/2/2022	50.0	50.0	50.0	0.02%
Wavecrest Sales LLC	501 NE Wavecrest Way, Boca Raton, FL 33432	PPP	Term Loan	1.0%	6/2/2022	2.0	2.0	2.0	—%
Flynn Gallagher Associates LLC	1980 Festival Plaza Dr, Ste 770, Las Vegas, NV 89135	PPP	Term Loan	1.0%	6/2/2022	0.3	0.3	0.3	—%
Princeton Van Service	92 north main St. bldg 4, WINDSOR, NJ 08561	PPP	Term Loan	1.0%	6/3/2022	1.7	1.7	1.7	—%
Apache Behavioral Health Services, Inc.	249 W Ponderosa St, Whiteriver, AZ 85941	PPP	Term Loan	1.0%	6/3/2022	241.1	241.1	241.1	0.08%
Unity Worldwide Ministries Eastern Region	800 Blanton Ave, Richmond, VA 23221	PPP	Term Loan	1.0%	6/4/2022	0.8	0.8	0.8	—%
Amanda Lopez	23411 aliso viejo Pkwy, Aliso Viejo, CA 92656	PPP	Term Loan	1.0%	6/4/2022	0.5	0.5	0.5	—%
YMCA of West San Gabriel Valley	401 East Corto St., Alhambra, CA 91801	PPP	Term Loan	1.0%	6/5/2022	15.7	15.7	15.7	0.01%
Seattle Ventures LLC	2215 3rd Ave W, Seattle, WA 98119	PPP	Term Loan	1.0%	6/5/2022	2.1	2.1	2.1	—%
Andrew S. Gaffney Foundation	245 South St, Morristown, NJ 07960	PPP	Term Loan	1.0%	6/5/2022	1.4	1.4	1.4	—%
LaFlower Construction, Inc.	23888 Madison St, Torrance, CA 90505	PPP	Term Loan	1.0%	6/5/2022	0.1	0.1	0.1	—%
Camfed U.S.A. Foundation	466 Geary St, Ste 400, San Francisco, CA 94102	PPP	Term Loan	1.0%	6/8/2022	18.2	18.2	18.2	0.01%
Dental Designs of Naples	5048 Tamiami Trail N, Naples, FL 34103	PPP	Term Loan	1.0%	6/9/2022	21.1	21.1	21.1	0.01%
OCC installations	12102 Manley St, Garden Grove, CA 92845	PPP	Term Loan	1.0%	6/9/2022	0.7	0.7	0.7	—%
Mora Investment Management	9 W Star Island Dr, Miami Beach, FL 33139	PPP	Term Loan	1.0%	6/10/2022	1.2	1.2	1.2	—%
Copperfield Investment & Development Company	1721 Crystal Ann Ave, Las Vegas, NV 89106	PPP	Term Loan	1.0%	6/12/2022	1.2	1.2	1.2	—%
Dan Counts & Associates, Inc.	1780 Prescott Ave, Monterey, CA 93940	PPP	Term Loan	1.0%	6/12/2022	1.1	1.1	1.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Sunburst Decorative Rock, Inc	282 Live Oak Ave, Irwindale, CA 91706	PPP	Term Loan	1.0%	6/16/2022	18.3	18.3	18.3	0.01%
DANIELLE|TATE	347 Bianco Ridge Ave, Las Vegas, NV 89183	PPP	Term Loan	1.0%	3/31/2026	20.8	20.8	20.8	0.01%
David|Ortiz	4004 Waterview Cir, Palm Springs, FL 33461	PPP	Term Loan	1.0%	4/26/2026	18.7	18.7	18.7	0.01%
Montalban Featherstone	13513 7 Mile Rd, Detroit, MI 48205	PPP	Term Loan	1.0%	5/24/2026	20.8	20.8	20.8	0.01%

Total SBA Guaranteed Accrual Investments						$61,474.1	$61,474.1	$68,716.1	22.22%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Non-Accrual Investments (4b)

This is a Fly Closet LLC	(*)	12408 Kingsview St., Bowie, MD 20721	Clothing and Clothing Accessories Stores	Term Loan	Prime plus 9.75%	1/30/2030	11.5	11.5	11.5	—%
MIT LLC	(*)	11 North Peach ST., Medford, OR 97504	Publishing Industries (except Internet)	Term Loan	Prime plus 2.75%	3/31/2042	254.7	254.7	254.7	0.08%
Neville Galvanizing, Inc	(*)	2983 Grand Ave, Pittsburgh, PA 15225	Fabricated Metal Product Manufacturing	Term Loan	Prime plus 6.00%	12/15/2042	707.1	707.1	707.1	0.23%
Chavero's Auto Mart LLC	(*)	1364 E Palma Vista Dr, Palmview, TX 78572	Motor Vehicle and Parts Dealers	Term Loan	Prime plus 9.75%	10/11/2029	12.5	12.5	12.5	—%
Crystal Cleaning Service	(*)	26 Cooper Rd, Byhalia, MS 38611	Administrative and Support Services	Term Loan	Prime plus 0%	5/9/2029	8.6	8.6	8.6	—%
R. JOHNSON CRAFTSMANSHIP	(*)	346 Spring Garden Rd, Milford, NJ 08848	Specialty Trade Contractors	Term Loan	Prime plus 0%	12/4/2030	10.0	10.0	10.0	—%
Moon Group, Inc.	(*)	145 Moon Rd, Chesapeake City, MD 21915	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus 2.75%	6/27/2029	3,249.8	3,249.8	3,249.8	1.05%
Total SBA Guaranteed Non-Accrual Investments							$4,254.2	$4,254.2	$4,254.2	0.32%

Total SBA Guaranteed Investments							$65,728.3	$65,728.3	$72,970.3	23.59%

Total SBA Unguaranteed and Guaranteed Investments							$497,698.3	$497,698.3	$497,387.2	160.82%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Controlled Investments (5) (22)

Automated Merchant Services, Inc.	(*,#) (7) (21)	12230 Forest Hill Blvd., Wellington, FL 33414	Data processing, Hosting, and Related Services	100% Common Stock	—%	—	—	—	—	—%
CDS Business Services, Inc.	(*,#) (8)	1985 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Common Stock	—%	—	—	4,428.0	—	—%
				Line of Credit	5.5%	Dec 2023	20,000.0	20,000.0	7,300.0	2.36%
Newtek Technology Solutions, Inc.	(#) (24)	1904 W. Parkside Lane Phoenix, AZ 85027	Data processing, Hosting, and Related Services	100% Common Stock	—%	—	—	19,503.7	36,000.0	11.64%
				Line of Credit	10%	Nov 2028	10,540.0	11,000.0	11,000.0	3.56%
				Line of Credit	Prime plus 0.5%	April 2022	750.0	—	—	—%
				Line of Credit	Prime plus 0.5%	July 2022	100.0	225.0	225.0	0.07%
Newtek Insurance Agency, LLC	(*,#) (13)	1981 Marcus Ave., Lake Success, NY 11042	Insurance Carriers and Related Activities	100% Membership Interest	—%	—	—	2,035.0	2,300.0	0.74%
PMTWorks Payroll, LLC	(*,#) (9)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	5,128.1	—	—%
				Term Loan	10%	Sept 2022	435.0	435.0	324.0	0.10%
				Term Loan	10%	May 2022	750.0	750.0	558.6	0.18%
				Term Loan	12%	May 2022	500.0	500.0	372.4	0.12%
				Term Loan	10%	July 2022	1,000.0	1,000.0	745.0	0.24%
Small Business Lending, LLC	(*,#) (12)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	598.0	4,000.0	1.29%
				Term Loan	10%	June 2023	400.0	400.0	400.0	0.13%
ADR Partners, LLC dba banc-serv Partners, LLC	(*,#) (19)	8777 Purdue Rd, Indianapolis, IN 46268	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	7,085.2	—	—%
Newtek Merchant Solutions, LLC	(#) (11)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	16,438.0	114,500.0	37.02%
Mobil Money, LLC	(#) (17)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	100% Membership Interest	—%	—	—	2,980.0	3,900.0	1.26%
Newtek Business Lending, LLC	(#) (10)	14 East Washington St., Orlando, FL 32801	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	100% Membership Interest	—%	—	—	36,406.4	47,406.4	15.33%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Controlled Investments (5) (22)

Newtek Conventional Lending, LLC	(#) (18) (23)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	50% Membership Interest	—%	—	—	26,903.0	29,463.6	9.53%
Titanium Asset Management, LLC	(*,#) (14)	1981 Marcus Ave., Lake Success, NY 11042	Administrative and Support Services	Term Loan	10%	March 2023	900.0	900.0	603.3	0.20%
				100% Membership Interest	—%	—	—	—	—	—%
Excel WebSolutions, LLC	(*,#) (15)	888 East Brighton Ave. Syracuse, NY 13205	Data processing, Hosting, and Related Services	Term Loan	10%	June 2023	159.2	159.2	—	—%
				100% Membership Interest	—	—	—	—	—	—%
POS on Cloud, LLC	(#) (20)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	Term Loan	10%	Sept 2023	1,300.0	1,300.0	1,300.0	0.42%
				50.14% Membership Interest	—	—	—	—	—	—%
Total Controlled Investments							$36,834.2	$157,289.0	$260,398.3	84.19%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Non-Control Investments (22)

EMCAP Loan Holdings, LLC	(+,#) (16)	1140 Reservoir Ave., Cranston, RI 02920	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	4.67% Membership Interest	—%	—	$—	$1,000.0	$1,000.0	0.32%
Total Non-Control Investments							$—	$1,000.0	$1,000.0	0.32%

Total Investments							$534,532.5	$655,987.3	$758,785.5	245.33%

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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Newtek Business Services Corp. is a Maryland corporation which was formed in August 2013 and is an internally managed, closed end, non-diversified investment company. The Company’s investment strategy is to maximize the investment portfolio’s return by generating current income from the debt investments the Company makes and generate dividend income from equity investments in controlled portfolio companies. On August 2, 2021, the Company entered into the Stock Purchase Agreement with NBNYC and certain NBNYC shareholders to acquire all of the issued and outstanding stock of NBNYC. Subject to certain regulatory approvals (the “Regulatory Approvals”), and the Company receiving its shareholders' approval to discontinue the Company’s election as a business development company as required under the 1940 Act, this acquisition is part of the Company's plan to reposition itself as a bank holding company that intends to elect financial holding company status. See "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Executive Summary."

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

The accompanying notes to the unaudited condensed consolidated financial statements should be read in conjunction with Newtek’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022. The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with U.S. GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. The results of operations for an interim period may not give a true indication of the results for the entire year. The December 31, 2021 consolidated statement of assets and liabilities has been derived from the audited financial statements as of that date. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of March 31, 2022, cash deposits in excess of insured amounts totaled $34.2 million. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of March 31, 2022.
Restricted Cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties, cash reserves established as part of a voluntary agreement with the SBA, cash reserves associated with securitization transactions, and cash margin as collateral for derivative instruments. As of March 31, 2022, total restricted cash was $158.5 million.

The following table provides a reconciliation of cash and restricted cash as of March 31, 2022 and 2021 and December 31, 2021 and 2020:

	March 31, 2022	March 31, 2021	December 31, 2021	December 31, 2020
Cash	$4,911	3,716	2,397	$2,073
Restricted cash	158,543	84,351	184,463	49,352
Cash and restricted cash	$163,454	$88,067	$186,860	$51,425

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2022 and 2021, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $13.7 million and $12.7 million at March 31, 2022 and December 31, 2021, respectively, and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

On March 27, 2020, Congress passed, and the President of the United States signed into law, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act provided an over $2.0 trillion stimulus package to certain businesses and individuals affected by the COVID-19 pandemic, with subsidies to certain existing SBA 7(a) borrowers in which the SBA paid all principal, interest, and fees on existing performing SBA 7(a) loans for six months beginning with such borrowers’ April 2020 payments. Among other things, the CARES Act allowed NSBF, as an SBA 7(a) lender, to originate loans under the Paycheck Protection Program (“PPP”) as an expansion of the existing SBA Section 7(a) loan program through June 30, 2020, which PPP was extended through May 31, 2021, with PPP lenders allowed to continue to close PPP loans approved by the SBA prior to May 31, 2021. Pursuant to the PPP, the SBA reimbursed NSBF for originating PPP loans and such SBA reimbursements are included as interest income on PPP loans. Such fees were accounted for under ASC-310 Receivables and deferred until the PPP loan participations were sold to one of the banks which had entered into PPP loan participation agreements with NSBF. Refer to NOTE 3—INVESTMENTS. Income earned in connection with the PPP should not be viewed as recurring. NSBF funded the balance of its PPP loans by the end of July 2021. NSBF has redeployed resources to funding SBA 7(a) loans.

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

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,(“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts and transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective as of March 12, 2020 through December 31, 2022. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates, however, the impact of the adoption is not expected to be material. The adoption of ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3—INVESTMENTS:

Investments, all of which are in portfolio companies in the United States, consisted of the following at:

	March 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Non-affiliate debt investments	$514,976	$511,944	$497,698	$497,387
Non-control investments:
Equity	1,000	1,000	1,000	1,000
Controlled investments:
Equity	96,217	210,906	93,717	208,106
Equity interest in NCL (Joint Venture)	17,162	17,402	26,903	29,464
Debt	36,669	22,825	36,669	22,828
Total investments	$666,024	$764,077	$655,987	$758,785

SBA unguaranteed investments consisted of the following breakdown of accrual and non-accrual loans at:

	March 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Accrual	$395,619	$409,959	$377,845	$393,910
Non-Accrual	53,932	30,046	54,126	30,507
Total SBA unguaranteed investments	$449,551	$440,005	$431,971	$424,417

SBA guaranteed investments consisted of the following breakdown of accrual and non-accrual loans at:

	March 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Accrual	$60,768	$67,283	$61,474	$68,716
Non-Accrual	4,656	4,656	4,254	4,254
Total SBA guaranteed investments	$65,425	$71,939	$65,728	$72,970

Beginning in March 2020, as a result of the uncertain economic impact to U.S. small businesses created by the COVID-19 pandemic, the Company’s Executive Committee and Lending Team temporarily shifted the focus of NSBF from originating

SBA 7(a) loans to originating PPP loans. During the duration of the PPP through the end of July 2021, NSBF funded approximately 26,200 PPP loans totaling $1.9 billion. Beginning in July 2021, NSBF redeployed resources to funding SBA 7(a) loans.

To facilitate NSBF’s involvement as an authorized lender in the PPP, during the second quarter of 2020, NSBF entered into PPP loan participation agreements where NSBF originated PPP loans and sold 90% participating interests to UBS Bank USA (“UBS”), Stifel Bank (“Stifel”), Morgan Stanley Bank, N.A. (“Morgan Stanley”), and Amalgamated Bank (“Amalgamated”), collectively the “Participants.” The participation interests were sold at par due to the short term maturity of the loans. NSBF and the Participants share proportionally in all interest and principal payments made on the loans. Subsequently, UBS, Stifel, and Amalgamated amended their agreements with NSBF to allow the banks to purchase 100% participation interests in certain of the PPP loans originated by NSBF. In connection with the amendments, UBS, Stifel, and Amalgamated purchased the remaining 10% participation interests in their participation loans, bringing their participation interests to 100%, while Morgan Stanley continues to hold 90% participation interests as of March 31, 2022. NSBF continues to hold the PPP loan notes and the PPP loan documents for PPP loans yet to be forgiven by the SBA, in order to service the loans and facilitate the PPP loan forgiveness process. The servicing liability in connection with the PPP loans was deemed immaterial. PPP loan origination fees are recognized as interest income on sale of PPP loan participations.

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

The following table shows the Company’s SBA guaranteed accrual loans by SBA loan type at:

	March 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
7(a)	$60,341	$66,856	$60,610	$67,852
PPP[1]	427	427	864	864
Accrual SBA guaranteed investments	$60,768	$67,283	$61,474	$68,716
(1) 7 SBA guaranteed loans originated under the PPP by NSBF; comprised of 5 loans in which NSBF holds 10% participation interests and 2 loans voluntarily repurchased from participants that are 100% owned by NSBF. The total of 100% NSBF-owned PPP loans at March 31, 2022 is $0.04 million.

The following table shows the Company’s portfolio investments by industry at:

	March 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Data Processing, Hosting, and Related Services	$59,549	$168,824	$59,552	$169,043
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	71,950	62,341	69,473	60,553
Food Services and Drinking Places	48,932	51,458	48,782	51,840
Specialty Trade Contractors	39,929	40,006	25,250	24,745
Amusement, Gambling, and Recreation Industries	30,083	30,856	28,806	29,578
Professional, Scientific, and Technical Services	30,934	30,590	27,374	27,213
Ambulatory Health Care Services	22,727	21,867	23,078	21,483
Administrative and Support Services	22,470	21,561	25,320	25,036
Truck Transportation	23,888	21,051	24,929	21,937
Merchant Wholesalers, Durable Goods	19,583	19,845	14,725	15,107
Repair and Maintenance	18,431	18,741	18,301	18,752
Fabricated Metal Product Manufacturing	14,626	15,013	15,138	16,104
Merchant Wholesalers, Nondurable Goods	14,310	13,557	12,649	12,115
Accommodation	13,752	13,160	13,795	13,529
Personal and Laundry Services	12,194	12,944	11,218	11,935
Motor Vehicle and Parts Dealers	11,758	12,113	12,435	13,016
Social Assistance	9,793	10,806	12,967	14,401
Food Manufacturing	12,898	11,518	12,760	11,427
Rental and Leasing Services	9,900	10,214	8,529	8,505
Educational Services	7,649	8,184	7,511	8,107
Nonstore Retailers	7,746	7,672	7,364	7,308
Building Material and Garden Equipment and Supplies Dealers	7,023	7,339	6,504	6,845
Support Activities for Mining	7,425	6,736	7,102	6,496
Construction of Buildings	6,925	6,444	6,404	5,909
NCL (Joint Venture)	17,162	17,402	26,903	29,464
Other	124,387	123,835	129,118	128,338
Total	$666,024	$764,077	$655,987	$758,786
Newtek Conventional Lending, LLC

On May 20, 2019, the Company and its joint venture partner launched Newtek Conventional Lending, LLC (“NCL”) to provide non-conforming conventional commercial and industrial term loans to U.S. middle-market companies and small businesses. NCL is a 50/50 joint venture between Newtek Commercial Lending, Inc. a wholly-owned subsidiary of Newtek, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq:TCPC). NCL ceased funding new non-conventional conforming loans during 2020 due to the COVID-19 pandemic. On January 28, 2022, NCL closed a conventional commercial loan securitization with the sale of $56.3 million of Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of conventional commercial business loans, including loans secured by liens on commercial or residential mortgaged properties, originated by NCL and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay the Deutsche Bank credit facility and return capital to the JV partners. The Company anticipates relaunching its non-conforming conventional commercial loan program through new joint venture partnerships.

The following table shows NCL’s individual investments as of March 31, 2022:

Portfolio Company	Industry	Investment Type	Interest Rate	Maturity	Principal	Cost	Fair Value[1]
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	4/1/2045	$2,214	$2,170	$2,059
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	4/1/2045	1,247	1,219	1,159
Cocoa Beach Office LLC	Other Activities Related to Credit Intermediation	Term Loan	2 Yr Libor plus 5.70%	8/1/2044	420	405	404
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	10,279	10,074	10,174
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	6,012	5,893	5,951
The Camera Division, LLC	Commercial & Industrial Machinery & Equipment	Term Loan	5 Yr Libor plus 7.25%	9/1/2029	10,887	10,577	10,896
The Emerald Green Group, LLC	Full-Service Restaurant	Term Loan	2 Yr Libor plus 5.65%	8/1/2029	5,347	5,185	4,967
XL Soccer World Orlando II LLC	Fitness and Recreational Sport Centers	Term Loan	Prime plus 3.25%	11/1/2045	4,951	4,801	4,763
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	6,070	5,919	6,083
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	4,668	4,552	4,617
Tricare Unlimited LLC and Geron Enterprises LLC	Nursing Care Facilities(Skilled Nursing Facilities)	Term Loan	2 Yr Treasury plus 6.51%	1/1/2045	5,594	5,440	5,478
E Entities LLC	Exterminating & Pest Control Services	Term Loan	5 Yr Treasury plus 7.71%	1/1/2030	5,133	5,005	5,326
Trinity MCC Realty, LLC	Motor Vehicle and Parts Dealers	Term Loan	5 Yr Treasury plus 6.58%	2/1/2045	5,060	4,918	5,116
Jaffe Real Estate LLC	Full-Service Restaurant	Term Loan	5 Yr Treasury plus 7.93%	4/1/2045	2,220	2,159	2,391
Berry Ventures Inc	Painting & Wall Covering Contractors	Term Loan	5 Yr Treasury plus 7.25%	4/1/2045	205	192	212
ARC Metal Stamping, LLC	Industrial Mold Manufacturing	Term Loan	5 Yr Treasury plus 7.43%	1/1/2045	5,368	5,368	5,665
McNeill Properties V, LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Treasury plus 8.00%	9/1/2046	10,247	10,247	11,159
Total					$85,922	$84,124	$86,420
(1) Fair value determined using significant unobservable inputs.

The following table shows NCL’s individual investments as of December 31, 2021:

Portfolio Company	Industry	Investment Type	Interest Rate	Maturity	Principal	Cost	Fair Value[1]
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	4/1/2045	$2,225	$2,181	$2,117
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	4/1/2045	1,253	1,225	1,192
Cocoa Beach Office LLC	Other Activities Related to Credit Intermediation	Term Loan	2 Yr Libor plus 5.70%	8/1/2044	422	407	415
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	10,321	10,115	10,447
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus 6.00%	11/1/2044	6,037	5,917	6,110
The Camera Division, LLC	Commercial & Industrial Machinery & Equipment	Term Loan	5 Yr Libor plus 7.25%	9/1/2029	11,050	10,734	11,203
The Emerald Green Group, LLC	Full-Service Restaurant	Term Loan	2 Yr Libor plus 5.65%	8/1/2029	5,510	5,344	5,173
XL Soccer World Orlando II LLC	Fitness and Recreational Sport Centers	Term Loan	Prime plus 3.25%	11/1/2045	4,986	4,836	4,907
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	6,094	5,943	6,241
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus 5.50%	8/1/2044	4,686	4,570	4,738
Tricare Unlimited LLC and Geron Enterprises LLC	Nursing Care Facilities(Skilled Nursing Facilities)	Term Loan	2 Yr Treasury plus 6.51%	1/1/2045	5,617	5,463	5,838
E Entities LLC	Exterminating & Pest Control Services	Term Loan	5 Yr Treasury plus 7.71%	1/1/2030	5,244	5,113	5,526
Trinity MCC Realty, LLC	Motor Vehicle and Parts Dealers	Term Loan	5 Yr Treasury plus 6.58%	2/1/2045	5,092	4,950	5,260
Jaffe Real Estate LLC	Full-Service Restaurant	Term Loan	5 Yr Treasury plus 7.93%	4/1/2045	2,228	2,167	2,453
Berry Ventures Inc	Painting & Wall Covering Contractors	Term Loan	5 Yr Treasury plus 7.25%	4/1/2045	212	199	225
ARC Metal Stamping, LLC	Industrial Mold Manufacturing	Term Loan	5 Yr Treasury plus 7.43%	1/1/2045	5,383	5,383	5,809
McNeill Properties V, LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Treasury plus 8.00%	9/1/2046	10,277	10,277	11,472
Total					$86,637	$84,824	$89,126
(1) Fair value determined using significant unobservable inputs.

The following tables show certain summarized financial information for NCL:

Selected Statement of Assets and Liabilities Information	March 31, 2022	December 31, 2021
	(Unaudited)
Cash	$1,831	$1,845
Restricted cash	1,408	—
Investments in loans, at fair value (amortized cost of $84,124 and $84,824, respectively)	86,420	89,126
Other assets	1,935	595
Total assets	$91,594	$91,566

Bank notes payable	$—	$32,341
Securitization notes payable	55,575	—
Other liabilities	1,215	296
Total liabilities	56,790	32,637

Net assets	34,803	58,928
Total liabilities and net assets	$91,593	$91,565

Selected Statements of Operations Information	Three Months Ended March 31,
	2022	2021
Interest and other income	$1,761	$1,570
Total expenses	741	653
Net investment (loss) income	1,020	917
Net unrealized appreciation (depreciation) on investments	(2,009)	(402)
Net increase in net assets resulting from operations	$(989)	$515

NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled and non-controlled affiliated companies for the three months ended March 31, 2022 were as follows:

Portfolio Company	Fair Value at December 31, 2021	Purchases (Cost)	Principal Received	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Fair Value at March 31, 2022	Interest and Other Income	Dividend Income
Controlled Investments
Newtek Merchant Solutions, LLC	$114,500	$—	$—	$—	$—	$114,500	$—	$4,500
Mobil Money, LLC	3,900	—	—	—	600	4,500	—	—
Newtek Technology Solutions, Inc.	47,225	—	—	—	(1,500)	45,725	277	1,500
CDS Business Services, Inc.	7,300	—	—	—	(689)	6,611	275	—
Small Business Lending, LLC	4,400	—	—	—	—	4,400	10	—
Newtek Insurance Agency, LLC	2,300	—	—	—	1,200	3,500	—	—
PMTWorks Payroll, LLC	2,000	—	—	—	685	2,685	70	—
Titanium Asset Management LLC	603	—	—	—	1	604	—	—
POS on Cloud, LLC	1,300	—	—	—	—	1,300	32	—
Newtek Conventional Lending, LLC	29,464	—	(9,741)	—	(2,321)	17,402	—	1,299
Newtek Business Lending, LLC	47,406	2,500	—	—	—	49,906	—	525
Total Controlled Investments	$260,398	$2,500	$(9,741)	$—	$(2,024)	$251,133	$664	$7,824
Non-Control Investments
EMCAP Loan Holdings, LLC	$1,000	$—	$—	$—	$—	$1,000	$—	$22
Total Affiliate Investments	$261,398	$2,500	$(9,741)	$—	$(2,024)	$252,133	$664	$7,846

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

At March 31, 2022, the Related Party RLOC interest rate was 2.85%. The Related Party RLOC has a maturity date of November 8, 2023. There were no outstanding borrowings from NMS at March 31, 2022 under the Related Party RLOC.

For the three months ended March 31, 2022 and 2021, interest expense was $106,000 and $85,000 respectively.

Expenses Incurred from Controlled Portfolio Companies

The Company incurs expenses from certain controlled portfolio companies including managed technology services from NTS, origination and loan processing fees from various related parties and payroll processing fees from PMT.

	Three Months Ended
	March 31, 2022	March 31, 2021
Managed technology services	$533	$459
Origination and loan processing	2,762	3,151
Loan servicing	—	14
Payroll processing fees	9	8
Total	$3,304	$3,632

The Company also sub-leases portions of its office space in Lake Success, New York to certain portfolio companies. Amounts charged were as follows:

	Three Months Ended
Portfolio Company	March 31, 2022	March 31, 2021
Newtek Merchant Solutions, LLC	$76	$61
Newtek Technology Solutions, Inc.	2	3
Small Business Lending, LLC	111	69
Newtek Insurance Agency, LLC	19	18
CDS Business Services, Inc.	22	19
PMTWorks Payroll, LLC	3	8
Newtek Business Lending, LLC	2	2
Total	$235	$180

Amounts due from related parties were $4.8 million and $4.4 million at March 31, 2022 and December 31, 2021, respectively. Amounts due to related parties were $0.6 million and $1.5 million at March 31, 2022 and December 31, 2021, respectively.

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

	Three Months Ended
Portfolio Company	March 31, 2022	March 31, 2021
Newtek Merchant Solutions, LLC	$119	$113
Newtek Technology Solutions, Inc. (NTS)	103	124
PMTWorks Payroll, LLC	21	21
Newtek Insurance Agency, LLC	32	31
Newtek Conventional Lending, LLC	7	—
CDS Business Services, Inc.	69	42
Mobil Money, LLC	22	29
Newtek Business Lending, LLC	54	38
Small Business Lending, LLC	144	126
Total	$571	$524

NOTE 5—SERVICING ASSETS:
Servicing assets are measured at fair value. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells.
The following tables summarizes the fair value and valuation assumptions related to servicing assets at March 31, 2022 and December 31, 2021:

	Servicing Assets		Weighted	Range
Date	Fair Value	Unobservable Input	Average	Minimum	Maximum
March 31, 2022	$28,855	Discount factor[1]	12.60%	12.60%	12.60%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	25.00%	25.00%	25.00%

December 31, 2021	$28,008	Discount factor[1]	12.60%	12.60%	12.60%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
(1) Determined based on risk spreads and observable secondary market transactions.

Servicing fee income earned for the three months ended March 31, 2022 and 2021 was $3.2 million and $2.7 million, respectively.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date. There were no transfers to or from Level 3 of the fair value hierarchy for assets and liabilities during the three months ended March 31, 2022 or 2021.
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

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded. In addition, the COVID-19 pandemic is an unprecedented circumstance that could further negatively impact the fair value of the Company’s investments after March 31, 2022 by circumstances and events that are not yet known.

In December 2020, Rule 2a-5 under the 1940 Act was adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We are evaluating the impact of adopting Rule 2a-5 on the consolidated financial statements and intend to comply with the new rule's requirements on or before the compliance date in September 2022.

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of March 31, 2022 and December 31, 2021:

	Fair Value Measurements at March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
SBA unguaranteed non-affiliate investments	$440,005	$—	$—	$440,005
SBA guaranteed non-affiliate investments	71,939	—	71,939	—
Controlled investments	233,731	—	—	233,731
Other real estate owned[1]	1,792	—	—	1,792
Non-control investments	1,000	—	—	1,000
Servicing assets	28,855	—	—	28,855
Controlled investments measured at NAV[2]	17,402	—	—	—
Total assets	$794,724	$—	$71,939	$705,383
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

The change in unrealized appreciation (depreciation) included in the consolidated statements of operations attributable to Level 3 investments held at March 31, 2022 includes $2.0 million in unrealized depreciation on SBA unguaranteed non-affiliate investments, $0.3 million in unrealized appreciation on controlled investments and $1.6 million in unrealized depreciation on servicing assets.

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

The following tables represents the changes in investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control Investments	Other Real Estate Owned[1]
Fair value, December 31, 2021	$424,417	$230,935	$28,008	$1,000	$2,354
Net change in unrealized appreciation (depreciation) on investments	(1,990)	297	—	—	(50)
Change in net unrealized depreciation on servicing assets due to factors other than changes in valuation inputs or assumptions	—	—	(1,559)	—	—
Realized loss	(1,887)	—	—	—	(36)
SBA unguaranteed non-affiliate investments, funded	39,322	—	—	—	—
Foreclosed real estate acquired	(105)	—	—	—	105
Purchase of investments	—	2,500	—	—	—
Sale of investment	—	—	—	—	(581)
Principal payments received on debt investments	(19,752)	—	—	—	—
Additions to servicing assets	—	—	2,406	—	—
Fair value, March 31, 2022	$440,005	$233,732	$28,855	$1,000	$1,792
(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities.

	Three Months Ended March 31, 2021
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control Investments	Other Real Estate Owned[1]
Fair value, December 31, 2020	$407,748	$219,143	$26,061	$6,447	$2,717
Net change in unrealized appreciation (depreciation) on investments	1,387	2,568	—	527	(74)
Change in net unrealized depreciation on servicing assets due to factors other than changes in valuation inputs or adjustments	—	—	(513)	—	—
Realized loss	(1,465)	—	—	—	(129)
SBA unguaranteed non-affiliate investments, funded	14,809	—	—	—	—
Foreclosed real estate acquired	(402)	—	—	—	402
Purchase of investments	—	13,250	—	—	—
Purchase of loans from SBA	982	—	—	—	—
Sale of investment	—	—	—	—	(344)
Principal payments received on debt investments	(11,039)	—	—	(17)	—
Additions to servicing assets	—	—	1,185	—	—
Fair value, March 31, 2021	$412,020	$234,961	$26,733	$6,957	$2,572
(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2022 and December 31, 2021. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at March 31, 2022 and December 31, 2021.

	Fair Value as of		Weighted	Range
	March 31, 2022	Unobservable Input	Average[1]	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - accrual loans	$409,959	Market yields	4.90%	4.90%	4.90%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
SBA unguaranteed non-affiliate investments - non-accrual loans	$30,046	Market yields	5.79%	5.79%	5.79%
		Average cumulative default rate	30.00%	30.00%	30.00%
Controlled equity investments[1]	$210,906	EBITDA multiples-TTM[2]	7.9x	7.50x	8.70x
		EBITDA multiples-NTM[2]	7.3x	6.00x	8.00x
		Revenue multiples[2]	2.59x	1.05x	3.40x
		Weighted average cost of capital[2]	12.23%	11.20%	18.80%
Controlled debt investments	$22,825	Market yields	8.49%	4.00%	10.00%
Non-control equity investments	$1,000	Market yields	9.50%	8.00%	12.00%
Servicing assets	$28,855	Market yields	12.60%	12.60%	12.60%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
Other real estate owned	$1,792	Appraised value	N/A	N/A	N/A
(1) Weighted by relative fair value.
(2) The Company valued $152.5 million of investments using a combination of EBITDA, both trailing twelve months (“TTM”) and next twelve months (“NTM”), and revenue multiples in the overall valuation approach, which included the use of market comparable companies. The Company valued $58.4 million of investments using only discounted cash flows.

	Fair Value as of		Weighted	Range
	December 31, 2021	Unobservable Input	Average[1]	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - accrual loans	$393,910	Market yields	4.50%	4.50%	4.50%
		Cumulative prepayment rate	22.00%	22.00%	22.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
SBA unguaranteed non-affiliate investments - non-accrual loans	$30,507	Market yields	4.85%	4.85%	4.85%
		Average cumulative default rate	30.00%	30.00%	30.00%
Controlled equity investments[1]	$208,106	EBITDA multiples-TTM[2]	8.30x	7.50x	9.00x
		EBITDA multiples-NTM[2]	7.50x	6.30x	8.25x
		Revenue multiples[2]	2.67x	1.10x	3.50x
		Weighted average cost of capital[2]	12.34%	11.00%	18.50%
Controlled debt investments	$22,828	Market yields	8.52%	3.80%	12.00%
Non-control equity investments	$1,000	Net asset value	9.50%	8.00%	12.00%
Servicing assets	$28,008	Market yields	12.60%	12.60%	12.60%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
Other real estate owned	$2,354	Appraised value	N/A	N/A	N/A
(1) Weighted by relative fair value.
(2) The Company valued $152.8 million of investments using a combination of EBITDA, both training twelve months (“TTM”) and next twelve months (“NTM”), and revenue multiples in the overall valuation approach, which included the use of market comparable companies. The Company valued $55.3 million of investments using only discounted cash flows.

NOTE 7—BORROWINGS:

At March 31, 2022 and December 31, 2021, the Company had borrowings comprised of the following:

	March 31, 2022			December 31, 2021
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed[1]	$150,000	$50,000	2.50%	$150,000	$50,000	2.50%
Capital One line of credit - unguaranteed[1]	—	—	3.50%	—	—	3.50%
Notes due 2024	38,250	37,734	5.75%	38,250	37,679	5.75%
Notes due 2025[2]	30,000	29,124	5.93%	15,000	14,545	6.85%
Notes due 2026	115,000	112,307	5.50%	115,000	112,128	5.50%
Notes payable - related parties	50,000	—	2.85%	50,000	11,450	2.60%
Notes payable - Securitization Trusts	232,606	229,354	2.14%	249,750	246,250	2.05%
Total	$615,856	$458,519	3.55%	$618,000	$472,052	3.38%
(1) Total combined commitments of the guaranteed and unguaranteed lines of credit were $150.0 million at March 31, 2022 and December 31, 2021.
(2) On March 31, 2022, the Company completed a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended of $15.0 million aggregate principal amount of its 2025 5.0% Notes to a single purchaser and caused notices to be issued to the holder of its 2025 6.85% Notes regarding the Company’s exercise of its option to redeem all $15.0 million in aggregate principal amount of the 2025 6.85% Notes on May 2, 2022. The Company also issued an addition $15.0 million in aggregate principal amount of 2025 5.0% Notes to the purchaser on May 2, 2022.

On July 26, 2018, our shareholders approved the application of the modified asset coverage requirement as set forth in Section 61(a)(2) of the 1940 Act. As a result, our minimum required asset coverage ratio decreased from 200% to 150%, effective July 27, 2018. As of March 31, 2022, our asset coverage was 186%.

Outstanding borrowings under the 2024 Notes, 2025 Notes, 2026 Notes, and Notes payable - Securitization Trusts consisted of the following:

	March 31, 2022				December 31, 2021
	Notes Due 2024	Notes Due 2025	Notes Due 2026	Notes Payable- Securitization Trusts	Notes Due 2024	Notes Due 2025	Notes Due 2026	Notes Payable- Securitization Trusts
Principal balance	$38,250	$30,000	$115,000	$232,606	$38,250	$15,000	$115,000	$249,750
Unamortized deferred financing costs	(516)	(876)	(2,693)	(3,252)	(571)	(455)	(2,872)	(3,500)
Net carrying amount	$37,734	$29,124	$112,307	$229,354	$37,679	$14,545	$112,128	$246,250

At March 31, 2022 and December 31, 2021, the carrying amount of the Company’s borrowings under the Capital One lines of credit, Notes payable - related parties and Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

The fair values of the fixed rate 2026 Notes and 2024 Notes are based on the closing public share price on the date of measurement. On March 31, 2022, the closing price of the 2026 Notes was $25.30 per note, or $116.4 million. On December 31, 2021, the closing price of the 2026 Notes was $25.77 per note, or $118.5 million. On March 31, 2022, the closing price of the 2024 Notes was $25.33 per note, or $38.8 million. On December 31, 2021, the closing price of the 2024 Notes was $25.40 per note, or $38.9 million. These borrowings are not recorded at fair value on a recurring basis. The fixed rate 2025 Notes are held at par as of March 31, 2022 and December 31, 2021.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three months ended March 31, 2022 and 2021 was $4.7 million and $5.1 million, respectively.

NOTE 8—DERIVATIVE INSTRUMENTS:

The Company uses derivative instruments primarily to economically manage the fair value variability of certain fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of March 31, 2022 and December 31, 2021:

	March 31, 2022				December 31, 2021
		Fair Value		Remaining		Fair Value		Remaining
Contract Type	Notional	Asset[1]	Liability[1]	Maturity (years)	Notional	Asset[1]	Liability[1]	Maturity (years)
5-year Swap Futures	$—	$—	$—	—	$43,247	—	$183	0.25
(1) Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicated the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives as included in the consolidated statements of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended	March 31, 2022	Three Months Ended	March 31, 2021
Contract Type	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)
5-year Swap Futures	$183	$445	$—	$—

Collateral posted with our futures counterparty is segregated in the Company’s books and records. The Company’s counterparty held cash margin as collateral for derivatives as of March 31, 2022, which is included in restricted cash in the consolidated balance sheets. Interest rate futures are centrally cleared by the Chicago Mercantile Exchange (“CME”) through a futures commission merchant. The Company is required to post initial margin and daily variation margin for interest rate futures that are centrally cleared by CME. CME determines the fair value of our centrally cleared futures, including daily variation margin. Variation margin pledged on the Company’s centrally cleared interest rate futures is settled against the realized results of these futures.

NOTE 9—COMMITMENTS AND CONTINGENCIES:
Operating and Employment Commitments
The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2027. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses.
The following summarizes the Company’s obligations and commitments, as of March 31, 2022 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements[1]	Total
2022	$1,415	$2,051	$3,466
2023	1,928	402	2,330
2024	1,981	—	1,981
2025	2,035	—	2,035
2026	1,915	—	1,915
Thereafter	440	—	440
Total	$9,714	$2,453	$12,167
(1) Employment agreements with certain of the Company’s named executive officers

Legal Matters

In the ordinary course of business, the Company and its wholly-owned portfolio companies may from time to time be party to lawsuits and claims. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit.

For example, the Company closed on its $5.4 million investment in BSP in June 2016. Subsequently, as previously disclosed, the Company invested $1.7 million in additional capital and recorded $7.1 million in unrealized losses on the BSP investment to write down the fair value of the investment to $0.0 million by June 30, 2019. The BSP investment resulted in protracted litigation with Kerri Agee, the former owner and President of BSP, who filed for bankruptcy and was indicted in 2019 for, and convicted in 2021 of, defrauding the SBA. The Agee litigation concluded with Holdco 5 obtaining a nondischargeable judgment against Agee in the amount of $6.2 million in January 2022. Holdco 5 intends to vigorously pursue all of its rights relating to this matter, though there can be no assurances of the possibility of recovering some or substantially all of the assets referred to in the judgement. Holdco 5 has not recorded any gain contingency relating to this litigation.

As a result of a litigation brought by the Federal Trade Commission (the “FTC”) in October 2012, NMS voluntarily entered into, and is presently operating under, a permanent injunction with respect to certain of its business practices.
Guarantees
The Company is a guarantor on the Receivable and Inventory Facility at NBC. Maximum borrowings under the Receivable and Inventory Facility are $35.0 million. The Receivable and Inventory Facility matures in August 2022 and automatically renews annually. At March 31, 2022, total principal owed by NBC was $8.0 million. In addition, the Company deposited $0.75 million to collateralize the guarantee. At March 31, 2022, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Capital One Facility. Maximum borrowings under the NBL Facility are $75.0 million with an accordion feature to increase maximum borrowings to $150.0 million. The lender’s commitments terminate in November 2022, with all amounts due under the NBL Facility maturing in November 2023. At March 31, 2022, total principal owed by NBL was $33.0 million. At March 31, 2022, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Deutsche Bank Facility. Maximum borrowings under the NBL Deutsche Bank Facility are $100.0 million. The Deutsche Bank Facility matures in March 2023. At March 31, 2022, total principal owed by NBL was $11.1 million. At March 31, 2022, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL One Florida Bank Facility. Maximum borrowings under the NBL One Florida Bank Facility are $20.0 million. The Deutsche Bank Facility matures in September 2023. At March 31, 2022, total principal owed by NBL was $5.0 million. At March 31, 2022, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50.0 million. The Webster Facility matures in November 2023. At March 31, 2022, total principal outstanding was $24.5 million. At March 31, 2022, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At March 31, 2022, the Company had $24.3 million of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

NOTE 10—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

	Three Months Ended March 31,
	2022	2021
Per share data¹
Net asset value at beginning of period	$16.72	$15.45
Net investment income	0.04	0.68
Net realized gain on investments	0.63	0.33
Net realized gain on derivative transactions	0.02	—
Net unrealized appreciation (depreciation) on investments	(0.20)	0.39
Net unrealized depreciation on servicing assets	(0.06)	(0.02)
Net unrealized appreciation on derivative transactions	0.01	—
Change in deferred taxes	(0.04)	(0.03)
Net increase in net assets resulting from operations	0.40	1.35
Distributions to common stockholders	(0.65)	(0.50)
Stock-based compensation expense	0.03	0.03
Accretive effect of stock offerings (issuing shares above NAV per share)	—	0.09
Dilutive effect of purchase of vested stock for employee payroll tax withholding (purchase of shares above NAV)	(0.01)	(0.02)
Dilutive effect of restricted stock awards	(0.01)	(0.12)
Other⁴	0.01	—
Net asset value at end of period	$16.49	$16.28

Per share market value at end of period	$26.70	$26.70
Total return based on market value² ⁷	(0.89)%	38.27%
Total return based on change in NAV³ ⁷	2.51%	8.61%
Shares outstanding at end of period (in thousands)	24,161	22,530

Ratios/Supplemental Data:
Net assets at end of period	$398,480	$366,851
Ratio of expenses to average net assets⁸	19.32%	21.28%
Ratio of net investment income to average net assets⁸	0.97%	16.40%
Portfolio turnover[6]	19.34%	69.08%
Average debt outstanding	$472,653	$462,267
Average debt outstanding per share	$19.56	$20.52
Asset coverage ratio⁵	186%	179%
Senior securities outstanding	$465,856	$466,603
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
(7) Not annualized.
(8) Annualized for the three months ended March 31, 2022. Loss on extinguishment of debt has not been annualized.

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

The Board approves the issuance of shares of restricted stock to employees and directors pursuant to the Equity Incentive Plan. These shares generally vest over a one to three year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the Equity Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of March 31, 2022.

Restricted Stock authorized under the plan[1]	1,500,000
Less net restricted stock (granted)/forfeited during:
Year ended December 31, 2016	(120,933)
Year ended December 31, 2017	(5,007)
Year ended December 31, 2018	(93,568)
Year ended December 31, 2019	(6,285)
Year ended December 31, 2020	2,639
Year ended December 31, 2021	(214,654)
Three months ended March 31, 2022	(7,383)
Restricted stock available for issuance as of March 31, 2022	1,054,809
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

As of March 31, 2022, there was $2.7 million of total unrecognized compensation expense related to unvested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 1.7 years as of March 31, 2022.

For the three months ended March 31, 2022 and 2021 the Company recognized total stock-based compensation expense of $0.8 million and $0.7 million, respectively.

NOTE 12—COMMON STOCK:

On June 25, 2020, the Company entered into the 2020 ATM Equity Distribution Agreement. The 2020 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. As of March 31, 2022, there were 37,661 shares of common stock available for sale under the 2020 ATM Equity Distribution Agreement.

The following table summarizes the total shares sold and net proceeds received under the 2020 ATM Equity Distribution Agreement:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Shares sold	—	1,939,760
Net weighted average price per share	$—	$25.91
Net proceeds	$—	$50,261

The Company used the net proceeds for funding investments in debt and equity securities in accordance with its investment objective and strategies.

NOTE 13—EARNINGS PER SHARE:

The following table summarizes the calculations for the net increase in net assets resulting from operations per common share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net increase in net assets resulting from operations	$9,652	$30,124
Weighted average shares outstanding	24,156	22,337
Net increase in net assets resulting from operations per share	$0.40	$1.35

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

The following table summarizes supplemental cash flow and other information related to our operating leases:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$461	$398
Weighted-average remaining lease term - operating leases	4.91 years	6.10 years
Weighted-average discount rate - operating leases	4.55%	4.76%
Total lease costs (included in other general and administrative costs on the consolidated statements of operations)	$239	196

The following table represents the maturity of the Company’s operating lease liabilities as of March 31, 2022:

Maturity of Lease Liabilities
2022	1,415
2023	1,928
2024	1,981
2025	2,035
2026	1,915
Thereafter	469
Total future minimum lease payments	$9,743
Less: Imputed interest	$(1,047)
Present value of future minimum lease payments	$8,696

NOTE 15—DIVIDENDS AND DISTRIBUTIONS:

The Company’s dividends and distributions are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions during the three months ended March 31, 2022 and 2021.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Three months ended March 31, 2022
December 20, 2021	March 21, 2022	March 31, 2022	$0.65	$15,361	9	$225

Three months ended March 31, 2021
February 23, 2021	March 22, 2021	March 31, 2021	$0.50	$11,025	6	$140

During the three months ended March 31, 2022 and 2021, an additional 4,100 and 3,700 shares valued at $0.1 million and $0.1 million, respectively, were issued related to dividends on unvested restricted stock awards.

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

The summarized financial information of our unconsolidated subsidiary is as follows:

Balance Sheets - Newtek Merchant Solutions, LLC	As of March 31, 2022	As of December 31, 2021
Current assets	$18,653	$10,165
Noncurrent assets	15,963	27,000
Total assets	$34,616	$37,165
Current liabilities	9,051	8,953
Noncurrent liabilities	19,250	20,291
Total liabilities	$28,301	$29,244
Total member’s equity	$6,315	$7,921

	Three Months Ended March 31,
Statements of Income - Newtek Merchant Solutions, LLC	2022	2021
Revenue	$5,470	$4,836
Expenses	2,423	2,346
Income from operations	$3,047	$2,490
Interest (expense) income, net	(120)	(158)
Income before tax	$2,927	$2,332

The Company recorded the following related to its investment in NMS:

	Three Months Ended March 31,
	2022	2021
Dividend income	$4,500	$—
Unrealized depreciation	$—	$—

Newtek Business Lending, LLC

NBL originates, purchases and sells commercial loans under the SBA’s 504 loans program. The summarized financial information of our unconsolidated subsidiary is as follows:

Newtek Business Lending, LLC Balance Sheets	As of March 31, 2022	As of December 31, 2021
	(unaudited)
Current assets	93,530	77,739
Noncurrent assets	1,593	2,012
Total assets	95,123	79,751
Current liabilities	6,402	8,355
Noncurrent liabilities	49,091	35,241
Total liabilities	55,493	43,596
Total member’s equity	39,630	36,155

	Three Months Ended March 31,
Newtek Business Lending, LLC Statements of Income	2022	2021
Revenue	$2,382	$2,148
Expenses	1,535	1,101
Income from operations	$847	$1,047

Interest expense, net	187	322
Operating income	660	725

Net unrealized depreciation on loans receivable - held for sale, at fair value	$71	$(201)
Realized gain on derivative transactions	273	—
Unrealized loss on derivative transactions	493	—
Net Income	$1,497	$524

The Company recorded the following related to its investment in NBL:

	Three Months Ended March 31,
	2022	2021
Dividend income	$525	$—
Unrealized appreciation (depreciation)	$—	$1,370

NOTE 17—SUBSEQUENT EVENTS:

Notes due 2025

On May 2, 2022, the Company redeemed $15.0 million of the 2025 6.85% Notes and issued an additional $15.0 million of the 2025 5.00% Notes.

Proxy Statements

On May 2, 2022, the Company filed its Proxy Statement for the Special Meeting of Shareholders to be held on June 1, 2022 (the “Special Meeting” and “Special Meeting Proxy Statement”). The Special Meeting is for the purpose of asking Company shareholders to approve a proposal authorizing the Company’s Board of Directors to discontinue the Company’s election to be regulated under the 1940 Act (subject to certain regulatory approvals and closing conditions described in the Special Meeting Proxy Statement).

In addition, on May 2, 2022, the Company filed its proxy statement for the Annual Meeting of Shareholders to be held on June 15, 2022 (the “Annual Meeting”). The Annual Meeting is for the purposes of (1) electing three directors on the Company’s Board of Directors, (2) ratifying the selection of RSM US LLP as the Company’s independent registered accounting firm, (3) conducting an advisory vote on the compensation of our named executive officers, and (4) conducting an advisory vote on the frequency of holding future advisory votes on the compensation of our named executive officers.

Dividends

On April 20, 2022, the Company declared a second quarter 2022 cash dividend of $0.75 per share, which is payable on June 30, 2022 to shareholders of record as of June 20, 2022.

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
Three Months Ended March 31, 2022

Portfolio Company	Type of Investment[1]	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income[3]	Fair Value at December 31, 2021	Gross Additions[4]	Gross Reductions[5]	Fair Value at March 31, 2022
Automated Merchant Services, Inc.	100% Common Stock[2]	—	—	—	—	—	—	—

CDS Business Services, Inc.	100% Common Stock[2]	—	—	—	—	—	—	—
	Line of Credit (10%)	—	(689)	275	7,300	—	(689)	6,611

Newtek Technology Solutions, Inc.	100% Common Stock[2]	—	(1,500)	—	36,000	(1,500)	—	34,500
	Line of Credit (10%)	—	—	1,777	11,000	—	—	11,000
	Line of Credit (Prime + 0.5%)[6]	—	—	—	—	—	—	—
	Line of Credit (Prime + 0.5%)[6]	—	—	2	225	—	—	225

Newtek Insurance Agency, LLC	100% Membership Interest[2]	—	1,200	—	2,300	1,200	—	3,500

PMTWorks Payroll, LLC	100% Membership Interest[2]	—	685	—	—	—	—	—
	Term Loans (10%-12%)[2]	—	—	70	2,000	685	—	2,685

Small Business Lending, LLC	100% Membership Interest[2]	—	—	—	4,000	—	—	4,000
	Term Loan (10%)	—	—	10	400	—	—	400

banc-serv Partners, LLC	100% Membership Interest[2]	—	—	—	—	—	—	—

Newtek Merchant Solutions, LLC	100% Membership Interest	—	—	4,500	114,500	—	—	114,500

Titanium Asset Management, LLC	100% Membership Interest[2]	—	—	—	—	—	—	—
	Term Loan (10%)[2]	—	1	—	603	1	—	604

Newtek Business Lending, LLC	100% Membership Interest[2]	—	—	525	47,406	2,500	—	49,906

Newtek Conventional Lending, LLC	50% Membership Interest	—	(2,321)	1,299	29,464	—	(12,062)	17,402

Mobil Money, LLC	100% Membership Interest	—	600	—	3,900	—	600	4,500

POS on Cloud, LLC	50.1% Membership Interest[2]	—	—	—	—	—	—	—

Portfolio Company	Type of Investment[1]	Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income[3]	Fair Value at December 31, 2021	Gross Additions[4]	Gross Reductions[5]	Fair Value at March 31, 2022
	Term Loan (10%)	—	—	32	1,300	—	—	1,300

Excel WebSolutions LLC	Term Loans (10%)[2]	—	—	—	—	—	—	—
	100% Membership Interest[2]	—	—	—	—	—	—	—

Total Controlled Investments		$—	$(2,024)	$8,490	$260,398	$2,886	$(12,151)	$251,133

Non-Control Investments
EMCAP Loan Holdings, LLC	4.67% Membership Interest	—	—	22	1,000	—	—	1,000

Total Affiliate Investments		$—	$(2,024)	$8,512	$261,398	$2,886	$(12,151)	$252,133

This schedule should be read in connection with the Company’s Consolidated Financial Statements, including the Consolidated Schedule of Investments and Notes to the Consolidated Financial Statements.

(1) The principal amount and ownership detail as shown in the Company’s Consolidated Schedule of Investments.
(2) Represents non-income producing security.
(3) Represents the total amount of interest, dividends, and other income credited to income for the period.
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
(6) Index based floating rate debt investments bear interest at rate of Prime plus a contractual spread which typically resets monthly. At March 31, 2022, the Prime rate in effect was 3.25%.

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
•our ability to receive approval from shareholders to discontinue our election as a BDC;
•our management’s ability to operate as a bank holding company;
•our intended operations and structure as a bank holding company;
•our tax and accounting treatment as a C Corporation if we convert to a bank holding company;
•the decrease in our dividend payout due to no longer operating as a BDC and RIC if we receive approval from shareholders to discontinue our election as a BDC and the transaction with NBNYC is consummated;
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
•the impact of inflation and rising interest rates on our business prospects and the prospects of our portfolio companies;
•the impact of the ongoing conflict between Russia and Ukraine;
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

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A-“Risk Factors” of Part II of this quarterly report on Form 10-Q, Item 1A-“Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022, and under “Forward-Looking Statements” of this Item 2.

Executive Overview

We are a leading national non-bank lender and own and control certain portfolio companies under the Newtek® brand (our “controlled portfolio companies,” as defined below) that provide a wide range of business and financial solutions to SMBs. Newtek's and its portfolio companies’ business and financial solutions include: Business Lending, including origination of SBA 7(a), SBA 504, and non-conforming (non SBA) conventional loans, as well as PPP loans in the second and third quarters of 2020, as well as the first quarter of 2021, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), Technology Consulting, eCommerce, Accounts Receivable and Inventory Financing, personal and commercial Insurance Services, Web Services, Data Backup, Storage and Retrieval, and Payroll and Benefits Solutions to SMB accounts nationwide across all industries. We believe that we have an established and reliable platform that is not limited by client size, industry type, or location. As a result, we believe we have a strong and diversified client base across every state in the United States and across a variety of different industries. In addition, we have developed a financial and technology enabled business model that allows us and our controlled portfolio companies to acquire and process our SMB clients in a very cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software, which is similar to, but we believe better suited for our needs than, the system popularized by Salesforce.com. We believe that this technology and business model distinguishes us from our competitors.

On August 2, 2021, the Company entered into the Stock Purchase Agreement to acquire all of the issued and outstanding stock of NBNYC. This acquisition is part of a plan to reposition the Company as a bank holding company that intends to elect financial holding company status, and is subject to Regulatory Approvals and the approval of the Company’s shareholders to discontinue the Company’s election as a BDC under the 1940 Act. The transaction is currently expected to close during the third quarter of 2022. The consideration payable by the Company at closing will be $20.0 million in cash, subject to certain adjustments. In addition, the Stock Purchase Agreement contemplates that, as of the closing and subject to Regulatory Approvals, NBNYC will dividend to the NBNYC selling shareholders (“Sellers”) both NBNYC’s owned property in Flushing, New York and cash in the amount equal to the excess, if any, of NBNYC’s tangible common equity as of the closing date over $20.0 million. The Stock Purchase Agreement contains certain customary representations and warranties made by each party. The Company and the Sellers have the right to terminate the Stock Purchase Agreement under certain circumstances, including if the purchase has not occurred on or prior to November 2, 2022 or if the requisite applications and Regulatory Approvals have been denied. If the Stock Purchase Agreement is terminated in certain circumstances specified therein, the Company may be required to pay NBNYC a fee of $0.2 million.

Following the closing of the transaction, the Company intends to operate as a bank holding company, subject to certain Regulatory Approvals and the approval of the Company’s shareholders to discontinue the Company’s election as a BDC under the 1940 Act. Specifically, the Company intends to contribute certain of its wholly-owned lending portfolio companies to NBNYC, and to provide a centralized lending operations through NBNYC. The Company intends to further develop the Company’s current patented technology, which the Company intends to complement its proposed banking offerings, subject to Regulatory Approvals. The Company also intends to retain its current board of directors and management, as supplemental by additional personnel with banking experience. However, there can be no assurances that the Company will close the transaction, receive the required Regulatory Approvals, receive the approval of the Company’s shareholders to discontinue the Company’s election as a BDC under the 1940 Act, or that the Company will be able to successfully operate as a bank holding company.

If the Company obtains the required Regulatory Approvals, obtains the approval of its shareholders to discontinue its election to be treated as a BDC, and subsequently discontinues its election to be treated as a BDC and converts to a bank holding company, the Company will no longer be subject to the 1940 Act, and the Company would lose its ability to be taxed on a pass-through basis as a RIC. Additionally, as a bank holding company, the Company would be subject to regulation and supervision that may be different from its current regulation and supervision, and would be required to comply with accounting and financial reporting requirements that may be different from its current reporting requirements. Moreover, converting to a bank holding company may make it more difficult for the Company to be acquired. For information on the risks of converting to a bank holding company, see “Item 1A. Risk Factors – Risk Related to Converting to a Bank Holding Company.”

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
However, as part of our plan to reposition ourself as a bank holding company that intends to elect financial holding company status, if we receive the required Regulatory Approvals and our shareholders' approval to discontinue the Company's election as a business development company as required under the 1940 Act, we will no longer be subject to the investment restrictions under the 1940 Act, and no longer qualify as a RIC under the Code. See "Risk Factors - Risks of Converting to a Bank Holding Company."

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

COVID-19 Developments

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization and in response to the outbreak, management instituted a work from home policy until it was deemed safe to return to the office. Management implemented a hybrid work schedule beginning in April of 2022.

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

	Price Range		NAV[1]	Premium of High Sales Price to NAV[2]	Premium of Low Sales Price to NAV[2]
	High	Low
2020
First Quarter	$23.09	$7.59	$15.31	51%	(50)%
Second Quarter	$18.84	$9.03	$15.33	23%	(41)%
Third Quarter	$20.50	$16.73	$15.41	33%	9%
Fourth Quarter	$19.82	$16.24	$15.70	26%	3%

2021
First Quarter	$28.63	$18.77	$16.28	76%	15%
Second Quarter	$38.78	$26.41	$16.38	137%	61%
Third Quarter	$36.41	$24.07	$16.23	124%	48%
Fourth Quarter	$32.38	$25.63	$16.72	94%	53%

2022
First Quarter	$28.70	$24.00	$16.28	76%	47%
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
Guarantees
The Company is a guarantor on the Receivable and Inventory Facility at NBC. Maximum borrowings under the Receivable and Inventory Facility are $35.0 million. The Receivable and Inventory Facility matures in August 2022 and automatically renews annually. At March 31, 2022, total principal owed by NBC was $8.0 million. In addition, the Company deposited $0.75 million to collateralize the guarantee. At March 31, 2022, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Capital One Facility, NBL Deutsche Bank Facility and NBL One Florida Bank Facility. Maximum borrowings under the NBL Capital One Facility are $75.0 million with an accordion feature to increase maximum borrowings to $150.0 million. The lenders’ commitments terminate in November 2022, with all amounts due under the NBL Capital One Facility maturing in November 2023. Maximum borrowings under the NBL Deutsche Bank facility $100.0 million with a maturity date in March 2023. Maximum borrowings under the NBL One Florida Bank facility are $20.0 million with a maturity date in September 2023. At March 31, 2022, total principal owed by NBL under these facilities was $49.1 million. At March 31, 2022, the Company determined that it is not probable that payments would be required to be made under these guarantees.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50.0 million. The Webster Facility matures in November 2023. At March 31, 2022, total principal outstanding was $24.5 million. At March 31, 2022, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Newtek Conventional Lending, LLC (NCL)

We established a 50/50 joint venture, NCL, between Newtek Commercial Lending, Inc., a wholly-owned subsidiary of Newtek, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq:TCPC). NCL provided non-conforming conventional commercial and industrial term loans to U.S. middle-market companies and small businesses. NCL ceased funding new loans during 2020 due to the COVID-19 pandemic. On January 28, 2022, NCL closed a conventional commercial loan securitization with the sale of $56.3 million Class A Notes , NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of conventional commercial business loans, including loans secured by liens on commercial or residential mortgaged properties, originated by NCL and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay the Deutsche Bank credit facility and return capital to the JV partners. Refer to NOTE 3—INVESTMENTS for selected financial information and a schedule of investments of NCL as of March 31, 2022. The Company anticipates relaunching its non-conforming conventional commercial loan program through new joint venture partnerships.

Unfunded Commitments

At March 31, 2022, the Company had $24.3 million of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

Loan Portfolio Asset Quality and Composition
The following tables set forth distributions of the cost basis of the Company’s SBA 7(a) loan portfolio at March 31, 2022 and December 31, 2021, respectively, in thousands. The tables include loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at March 31, 2022 and December 31, 2021 is $17.0 million and $18.5 million, respectively.

Distribution by Business Type

As of March 31, 2022
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	2,279	$364,918	$160	81.2%
Business Acquisition	340	60,240	207	13.4%
Start-Up Business	285	24,391	96	5.4%
Total	2,904	$449,548	$155	100.0%

As of December 31, 2021
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	2,162	$349,999	$162	81.1%
Business Acquisition	333	59,794	207	13.8%
Start-Up Business	266	22,176	96	5.1%
Total	2,761	$431,970	$156	100.0%
Distribution by Borrower Credit Score

March 31, 2022
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	13	$3,424	$263	0.8%
551 to 600	57	13,735	241	3.1%
601 to 650	293	57,413	196	12.8%
651 to 700	791	124,449	157	27.6%
701 to 750	967	148,564	154	33.0%
751 to 800	689	91,997	134	20.5%
801 to 850	92	9,918	108	2.2%
Not available	2	48	24	0.0%
Total	2,904	$449,548	$155	100.0%

December 31, 2021
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	15	$3,562	$237	0.8%
551 to 600	59	15,322	260	3.6%
601 to 650	299	59,139	198	13.7%
651 to 700	754	118,150	157	27.4%
701 to 750	914	140,720	154	32.6%
751 to 800	632	85,479	135	19.8%
801 to 850	86	9,548	111	2.2%
Not available	2	49	25	0.0%
Total	2,761	$431,970	$179	100.0%

Distribution by Primary Collateral Type

March 31, 2022
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	1,025	$227,093	$222	50.5%
Machinery and Equipment	444	78,615	177	17.5%
Accts Receivable and Inventory	333	51,477	155	11.5%
Residential Real Estate	789	60,280	76	13.4%
Other	97	26,078	269	5.8%
Unsecured	172	3,239	19	0.7%
Furniture and Fixtures	30	1,854	62	0.4%
Liquid Assets	14	912	65	0.2%
Total	2,904	$449,548	$155	100.0%

December 31, 2021
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	1,016	$228,381	$225	53.0%
Machinery and Equipment	430	73,433	171	17.0%
Accounts Receivable and Inventory	312	50,692	162	11.7%
Residential Real Estate	707	47,240	67	10.9%
Other	93	26,509	285	6.1%
Unsecured	161	2,984	19	0.7%
Furniture and Fixtures	28	1,797	64	0.4%
Liquid Assets	14	936	67	0.2%
Total	2,761	$431,970	$156	100.0%
Distribution by Days Delinquent

March 31, 2022
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Accrual
Current	2,654	$385,461	$145	85.8%
31 to 60 days	42	8,885	—	2.0%
61 to 90 days	7	1,270	—	0.3%
91 days or greater	—	—	—	—%
Non-accrual	201	53,932	268	11.9%
Total	2,904	$449,548	$155	100.0%

December 31, 2021
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Accrual
Current	2,512	365,198	$145	84.6%
31 to 60 days	59	12,646	214	2.9%
61 to 90 days	—	—	—	—%
91 days or greater	—	—	—	—%
Non-accrual	190	54,126	285	12.5%
Total	2,761	$431,970	$156	100.0%

Comparison of the three months ended March 31, 2022 and 2021
Investment Income

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Change
Investment income:
Interest income - PPP loans	$—	$24,208	$(24,208)
Interest income - SBA 7(a) loans	7,743	6,482	1,261
Interest income - non-control investments	—	124	(124)
Dividend income	7,846	26	7,820
Servicing income	3,181	2,740	441
Other income	1,579	1,114	465
Total investment income	$20,349	$34,694	$(14,345)
Interest Income
The Company began earning interest income from PPP loans in the second quarter of 2020 under the CARES Act. By July 2021, NSBF funded the balance of its PPP loans and therefore the Company did not earn any PPP interest income during 2022. NSBF redeployed the resources used to generate PPP loans to the origination of SBA 7(a) loans.
The increase in interest income from SBA 7(a) loans was attributable to the average outstanding accrual portfolio of SBA non-affiliate investments increasing to $456.1 million from $402.2 million for the three months ended March 31, 2022 and 2021, respectively. The increase in the average outstanding accrual portfolio resulted from the origination of new SBA non-affiliate investments period over period.
In September 2020, the Company purchased one loan from NBL, a wholly-owned controlled portfolio company and began earning interest income from non-control investments. In November 2021, the Company sold the loan to NCL and therefore the Company did not earn any interest income from non-control investments during 2022.
Dividend Income

Dividend income was earned from the following portfolio companies for the three months ended March 31, 2022 and 2021:

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Change
Newtek Merchant Solutions, LLC (NMS)	$4,500	$—	$4,500
Newtek Technology Solutions, Inc.	1,500	—	1,500
Newtek Conventional Lending, LLC	1,299	—	1,299
Newtek Business Lending, LLC	525	—	525
EMCAP Loan Holdings, LLC	22	26	(4)
Total dividend income	$7,846	$26	$7,820

Dividend income is dependent on portfolio company earnings and portfolio company capital investment objectives and opportunities. Current year and historical dividend income may not be indicative of future period dividend income, particularly in light of the COVID-19 pandemic. See “COVID-19 Developments.”

NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the three months ended March 31, 2022 and 2021:

(in thousands):	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Change
Total NSBF originated servicing portfolio	$2,007,474	$1,756,022	$251,452
Total average NSBF originated portfolio earning servicing income	$1,282,503	$1,103,125	$179,378
Total servicing income earned	$3,181	$2,740	$441
The increase in servicing income related to an increase in the total portfolio investments for which we earn servicing income period over period.

Other Income

Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The increase was related to an increase in legal, prepayment and packaging fees earned as a result of the higher volume of SBA 7(a) loans originated of $163.3 million compared to $104.4 million for the three months ended March 31, 2022 and 2021, respectively. As a result of the uncertain economic impact to U.S. small businesses created by the COVID-19 pandemic, the Company temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans in March 2020. NSBF funded the balance of its PPP loans by July 2021 and redeployed the resources used to generate PPP loans to the origination of SBA 7(a) loans.
Expenses:

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Change
Salaries and benefits	$5,109	$4,450	$659
Interest	4,667	5,072	(405)
Depreciation and amortization	63	85	(22)
Professional fees	1,301	1,188	113
Origination and loan processing	2,454	2,971	(517)
Origination and loan processing - related party	4,029	3,143	886
Loss on extinguishment of debt	—	955	(955)
Other general and administrative costs	1,753	1,635	118
Total expenses	$19,376	$19,499	$(123)

Salaries and Benefits

The increase in salaries and benefits was attributable to an increase in staffing for the PPP and SBA 7(a) programs as well as new hires with employment agreements at an executive level, which resulted in an increase in salaries and bonuses and related accruals period over period.

Interest Expense
The following is a summary of interest expense by facility for the three months ended March 31, 2022 and 2021:

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Change
Notes payable - Securitization Trusts	$1,490	$1,397	$93
Bank notes payable	425	323	102
Notes due 2023[1]	—	549	(549)
Notes due 2024[2]	605	1,050	(445)
Notes due 2025	280	276	4
Notes due 2026	1,761	1,392	369
Notes payable - related parties	106	85	21
Total interest expense	$4,667	$5,072	$(405)
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

The decrease in interest expense period over period is primarily from the redemption of the 2023 Notes and partial redemption of the 2024 notes, which resulted in a reduction of $0.5 million and $0.4 million of interest expense, respectively. The reduction was partially offset by additional interest expense on the Notes due 2026 of $0.4 million. In addition, there was additional interest expense on the Notes payable - Securitization Trusts, Bank notes payable, and Notes payable - related parties related to an increase in the average outstanding balance and interest rates period over period.

Professional Fees

The increase in professional fees period over period is attributable to fees related to the implementation of a new general ledger system as well as fees related to the Company's plan to reposition itself as a bank holding company.

Origination and Loan Processing

The net increase in origination and loan processing expenses including related party was attributed to an increase in underwriting, origination, closing and compliance fees related to the increase in SBA 7(a) loan fundings period over period.

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
Net Realized Gains and Net Unrealized Appreciation (Depreciation)

Net realized gains from SBA non-affiliate investments for the three months ended March 31, 2022 and 2021 were $15.3 million and $7.4 million, respectively, which included realized losses of $1.9 million and $1.5 million, respectively.

Net Realized Gains on SBA Non-Affiliate Investments

	Three Months Ended
	March 31, 2022		March 31, 2021
	# of Debt Investments	$ Amount (in thousands)	# of Debt Investments	$ Amount (in thousands)
SBA non-affiliate investments originated	246	$163,340	153	$104,385
SBA guaranteed non-affiliate investments sold	221	$122,718	108	$57,796
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$17,182	—	$8,858
Average sale price as a percent of principal balance[1]	—	112.05%	—	113.28%
(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

As a result of the uncertain economic impact to U.S. small businesses created by the COVID-19 pandemic, the Company’s Executive Committee and Lending Team temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans in March 2020 through July 2021, resulting in a higher volume of SBA 7(a) loans for the three months ended March 31, 2022 compared to 2021. NSBF redeployed the resources used to generate PPP loans to the origination of SBA 7(a) loans in 2021.

Net Unrealized Appreciation (Depreciation)

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Change
Net unrealized (depreciation) appreciation on SBA guaranteed non-affiliate investments	$(728)	$4,393	$(5,121)
Net unrealized (depreciation) appreciation on SBA unguaranteed non-affiliate investments	(1,990)	1,387	(3,377)
Net unrealized (depreciation) appreciation on controlled investments	(2,024)	2,375	(4,399)
Change in deferred taxes	(943)	(633)	(310)
Net unrealized appreciation on non-control investments	—	527	(527)
Net unrealized depreciation on servicing assets	(1,559)	(513)	(1,046)
Net unrealized appreciation on derivative transactions	183	—	183
Total net unrealized (depreciation) appreciation	$(7,061)	$7,536	$(14,597)

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

Unrealized depreciation on servicing assets relates to the amortization of the Company’s servicing assets. The increase in unrealized depreciation is due to the increase in the total portfolio of investments for which we earn servicing income period over period.
In September 2020, the Company purchased one loan from NBL, a wholly-owned controlled portfolio company and began recording unrealized results on non-control/non-affiliate investments. In November 2021, the Company sold the loan to NCL and therefore the Company does not have any unrealized results from non-control/non-affiliate investments during 2022.

The net unrealized appreciation on derivative instruments is attributable to interest rate movement on interest rate futures contracts.

Net Unrealized Appreciation (Depreciation) on Controlled Investments

Unrealized appreciation (depreciation) was derived from the following portfolio companies for the three months ended March 31, 2022 and 2021:

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Change
Newtek Technology Solutions, Inc. (NTS)	(1,500)	1,500	(3,000)
CDS Business Services, Inc.	(689)	—	(689)
PMTWorks Payroll, LLC	685	—	685
Small Business Lending, LLC	—	(302)	302
Newtek Insurance Agency, LLC	1,200	—	1,200
Newtek Business Lending, LLC	—	1,370	(1,370)
Newtek Conventional Lending, LLC	(2,321)	(193)	(2,128)
Titanium Asset Management LLC	1	—	1
Mobil Money, LLC	600	—	600
Total net unrealized (depreciation) appreciation on controlled investments	$(2,024)	$2,375	$(4,399)

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the three months ended March 31, 2022 and 2021, we recognized a provision for deferred taxes of $0.9 million and $0.6 million related to the net unrealized (depreciation) appreciation of controlled portfolio company investments, respectively.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Capital One Facility, Notes payable - related parties, 2024 Notes, 2025 Notes, 2026 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, including “at-the-market”, or ATM, and private offerings of securities. On July 26, 2018, our shareholders approved the application of the modified asset coverage requirement as set forth in Section 61(a)(2) of the 1940 Act. As a result, our minimum required asset coverage ratio decreased from 200% to 150%, effective July 27, 2018. As of March 31, 2022, our asset coverage was 186% based on $465.9 million of aggregate principal amount of senior securities outstanding.

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

On June 25, 2020, the Company entered into the 2020 ATM Equity Distribution Agreement. The 2020 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents. From inception through March 31, 2022, we sold 2,962,339 shares of our common stock at a weighted average price of $23.16 per share. Proceeds, net of offering costs and expenses were $68.6 million. The company paid the placement agents $1.4 million in compensation. As of March 31, 2022, there were 37,661 shares of common stock available for sale under the 2020 ATM Equity Distribution Agreement.

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

The 2026 Notes will mature on February 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after February 1, 2022, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price equal to the following amounts, plus accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed plus (2) the sum of the present value of the scheduled payments of interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed from the redemption date until February 1, 2023, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points; provided, however, that if the Company redeems any 2026 Notes on or after February 1, 2023 (the date falling three years prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The 2026 Notes bear interest at a rate of 5.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2021, and trade on the Nasdaq Global Market under the trading symbol “NEWTZ.” At March 31, 2022, the Company was in compliance with all covenants related to the 2026 Notes.

On November 27, 2020, the Company and Trustee entered into the Fifth Supplemental Indenture to the Base Indenture between the Company and the Trustee, relating to the issuance, offer and sale of $5.0 million aggregate principal amount of its 2025 6.85% Notes. The offering was consummated pursuant to the terms of a purchase agreement among the Company and an accredited investor, which provided for the 2025 6.85% Notes to be issued to the purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act. The net proceeds from the sale of the notes were approximately $4.8 million, after deducting structuring fees and estimated offering expenses, each payable by the Company. The Company exercised its option to issue up to $10.0 million of additional 2025 6.85% Notes to the purchaser, and issued $10.0 million in additional 2025 6.85% Notes to the purchaser in an exempt offering in January 2021.

On March 31, 2022, the Company caused notices to be issued to the holder of its 2025 6.85% Notes regarding the Company’s exercise of its option to redeem all $15.0 million in aggregate principal amount of the Notes on May 2, 2022. The Notes were redeemed on May 2, 2022 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from February 28, 2022 through, but excluding, May 2, 2022.

On March 31, 2022, the Company completed a private placement of $15.0 million aggregate principal amount of its 5.0% notes due 2025 (2025 5.0% Notes). The offering was consummated pursuant to the terms of a purchase agreement dated March 31, 2022 among the Company and an accredited investor, which provided for the 2025 5.0% Notes to be issued to the purchaser in a transaction that relied on Section 4(a)(2) of the Securities Act to be exempt from registration under the Securities Act. The net proceeds from the sale of the notes were approximately $14.5 million, after deducting structuring fees and estimated offering expenses, each payable by the Company. The Company intends to use the net proceeds from the sale of the notes to fund investments in debt and equity in accordance with its investment objectives and strategies. The 2025 5.0% Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2025 5.0% Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. Under the purchase agreement, the Company also issued an additional $15.0 million in aggregate principal amount of the 2025 5.0% Notes to the purchaser on May 2, 2022. The 2025 5.0% Notes were issued under the Base Indenture and the Tenth Supplemental Indenture, dated as of March 31, 2022 The 2025 5.0% Notes will mature on March 31, 2025, and under the terms of the Indenture, the Notes are redeemable at any time, at the option of the Company, at a redemption price of 100% of the outstanding principal amount thereof. The Tenth Supplemental Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act as long as the Company remains subject to the provisions.

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

The 2024 Notes will mature on August 1, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after August 1, 2021, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 5.75% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year, commencing on November 1, 2019, and trade on the Nasdaq Global Market under the trading symbol “NEWTL.” At March 31, 2022, the Company was in compliance with all covenants related to the 2024 Notes.

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

The Base Indenture, and each supplemental indenture thereto, contains certain covenants. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. Each supplemental indenture (except for the Tenth Supplemental Indenture) includes covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by each supplemental indenture thereto. At March 31, 2022, the Company was in compliance with all covenants related to the Notes.

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

At March 31, 2022, there was $50.0 million and no balance outstanding under the guaranteed and unguaranteed lines of credit, respectively. At March 31, 2022, we were in full compliance with all applicable loan covenants.
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

At March 31, 2022, the Related Party RLOC interest rate was 2.85%. The Related Party RLOC has a maturity date of November 8, 2023. At March 31, 2022, there was no balance of outstanding borrowings due to NMS.

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

PPP Loan Participations

Beginning in April 2020, NSBF engaged in the origination of PPP loans. To facilitate NSBF’s involvement as a lender in the PPP, during the second quarter of 2020, NSBF entered into PPP loan participation agreements where NSBF originated PPP loans and sold 90% participating interests to the Participants. The participations were sold at par due to the short term maturity of the loans. NSBF and the Participants share proportionally in all interest and principal payments made on the loans. Subsequently, UBS, Stifel and Amalgamated amended their participation agreements with NSBF to allow the banks purchase up to 100% participation interests in certain of the PPP loans originated by NSBF. In connection with the amendments, UBS, Stifel, and Amalgamated purchased the remaining 10% participation interests in their participation loans, bringing their participation interests to 100%, while Morgan Stanley continues to hold 90% participation interests as of March 31, 2022. NSBF continues to hold the PPP loan notes and the PPP loan documents in order to service the loans and facilitate the PPP loan forgiveness process. The servicing liability in connection with the PPP loans was deemed immaterial. PPP loan origination fees are recognized as interest income on sale of PPP loan participations.

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

Congress enacted the Economic Aid Act on December 27, 2020, which, among other things, provided funding for PPP loans. On March 25, 2021, Congress passed the PPP Extension Act of 2021, which extended the PPP through May 31, 2021. During the duration of the PPP through the end of July 2021, NSBF funded approximately 26,200 PPP loans totaling $1.9 billion. For more information, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Executive Summary.” NSBF has redeployed the resources used to generate PPP loans to the origination of SBA 7(a) loans.

Cash Flows and Liquidity
As of March 31, 2022, the Company’s unused sources of liquidity consisted of $65.8 million available through the Capital One facility; $24.5 million available through notes payable with related parties; and $4.9 million in unrestricted cash.

Restricted cash of $158.5 million as of March 31, 2022 is primarily held by NSBF. The majority, or $157.8 million of restricted cash includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants.

The Company generated and used cash as follows:

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net cash provided by operating activities	$6,478	$35,231
Net cash provided by (used in) financing activities	(29,884)	1,411
Net (decrease) increase in cash and restricted cash	(23,406)	36,642
Cash and restricted cash, beginning of period	186,860	51,425
Cash and restricted cash, end of period	$163,454	$88,067
During the three months ended March 31, 2022, operating activities provided cash of $6.5 million, consisting primarily of (i) $137.5 million of proceeds from the sale of SBA 7(a) guaranteed loan investments, (ii) $21.4 million of principal payments received from SBA non-affiliate investments, and (iii) a $27.8 million decrease in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settle during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end. These sources of cash were offset by (i) $163.3 million of SBA 7(a) loan investments funded and (ii) a $28.8 million decrease in due to participants which arises when loan payments are received in the current period but not processed in time to have funds remitted to the participant during the current period; the amount varies depending on payment volume and timing at quarter end.
Net cash used in financing activities was $29.9 million consisting primarily of (ii) $17.1 million of principal payments related to securitization notes payable, (ii) net repayments under the Related Party RLOC of $11.5 million and (iii) $15.4 million of dividend payments. These uses of cash were offset by $15.0 million of issuances of the 2025 5.0% Notes.

Contractual Obligations
The following table represents the Company’s obligations and commitments as of March 31, 2022:

(in thousands)	Payments due by period
Contractual Obligations	Total	2022	2023	2024	2025	2026	Thereafter
Bank notes payable	$50,000	$—	$50,000		$—	$—	$—
Securitization notes payable[1]	232,606	—	—	—	—	—	232,606
Notes due 2024[1]	38,250	—	—	38,250	—	—	—
Notes due 2025[1]	30,000	—	—	—	30,000	—	—
Notes due 2026[1]	115,000	—	—	—	—	115,000	—
Employment agreements	2,453	2,051	402	—	—	—	—
Operating leases	9,714	1,415	1,928	1,981	2,035	1,915	440
Totals	$478,023	$3,466	$52,330	$40,231	$32,035	$116,915	$233,046
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

Our Board has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our investment portfolio as of March 31, 2022 and December 31, 2021 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2022 and 2021, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $13.7 million and $12.7 million at March 31, 2022 and December 31, 2021, respectively, and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,(“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts and transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective as of March 12, 2020 through December 31, 2022. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates, however, the impact of the adoption is not expected to be material. The adoption of ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.

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

Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of March 31, 2022.
Recent Developments

Notes due 2025

On May 2, 2022, the Company redeemed $15.0 million of the 2025 6.85% Notes and issued an additional $15.0 million of the 2025 5.00% Notes.

Proxy Statements

On May 2, 2022, the Company filed its Proxy Statement for the Special Meeting of Shareholders to be held on June 1, 2022 (the “Special Meeting” and “Special Meeting Proxy Statement”). The Special Meeting is for the purpose of asking Company shareholders to approve a proposal authorizing the Company’s Board of Directors to discontinue the Company’s election to be regulated under the 1940 Act (subject to certain regulatory approvals and closing conditions described in the Special Meeting Proxy Statement).

In addition, on May 2, 2022, the Company filed its proxy statement for the Annual Meeting of Shareholders to be held on June 15, 2022 (the “Annual Meeting”). The Annual Meeting is for the purposes of (1) electing three directors on the Company’s Board of Directors, (2) ratifying the selection of RSM US LLP as the Company’s independent registered accounting firm, (3) conducting an advisory vote on the compensation of our named executive officers, and (4) conducting an advisory vote on the frequency of holding future advisory votes on the compensation of our named executive officers.
Dividends

On April 20, 2022, the Company declared a second quarter 2022 cash dividend of $0.75 per share, which is payable on June 30, 2022 to shareholders of record as of June 20, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Uncertainty with respect to the economic effects of the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, and rising inflation and increasing interest rates has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below.
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
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents and restricted cash) which was approximately $163.5 million at March 31, 2022. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. As of March 31, 2022, cash deposits in excess of insured amounts totaled approximately $34.2 million.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures:

As of March 31, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of business, the Company and its wholly-owned portfolio companies may from time to time be party to lawsuits and claims. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit. The Company is not currently involved in any litigation matters that are expected to have a material impact on the Company’s financial condition. For legal proceedings involving controlled portfolio companies, refer to Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022.

For example, the Company closed on its $5.4 million investment in BSP in June 2016. Subsequently, as previously disclosed, the Company invested $1.7 million in additional capital and recorded $7.1 million in unrealized losses on the BSP investment to write down the fair value of the investment to $0.0 million by June 30, 2019. The BSP investment resulted in protracted litigation with Kerri Agee, the former owner and President of BSP, who filed for bankruptcy and was indicted in 2019 for, and convicted in 2021 of, defrauding the SBA. The Agee litigation concluded with Holdco 5 obtaining a nondischargeable judgment against Agee in the amount of $6.2 million in January 2022. Holdco 5 intends to vigorously pursue all of its rights relating to this matter, though there can be no assurances of the possibility of recovering some or substantially all of the assets referred to in the judgement. Holdco 5 has not recorded any gain contingency relating to this litigation.

In addition, as a result of a litigation brought by the Federal Trade Commission (the “FTC”) in October 2012, NMS voluntarily entered into, and is presently operating under, a permanent injunction with respect to certain of its business practices.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 1, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. In addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, the following are additional risk factors that we believe are relevant to our business.

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide.

For example, the COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets.

In addition, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally and could have a material adverse effect on our portfolio companies and our business, financial condition, cash flows and results of operations. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict. In addition, sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our portfolio companies, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our portfolio companies rely.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with the DRIP. During the three months ended March 31, 2022 and March 31, 2021 we issued 8,900 and 5,500 shares of common stock, respectively, valued at $0.2 million and $0.1 million, respectively to shareholders in connection with the DRIP.

We also issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with dividends on unvested restricted stock awards. During the three months ended March 31, 2022 and March 31, 2021 we issued an additional 4,100 and 3,700 shares, respectively, valued at $0.1 million and $0.1 million, respectively, related to dividends on unvested restricted stock awards.

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

4.1
Tenth Supplemental Indenture, dated as of March 31, 2022 relating to the 5.00% Notes due 2025, by and between the Company and U.S. Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Newtek’s Current Report on Form 8-K, filed March 31, 2022).

31.1*	Certification by Principal Executive Officer required by Rules 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2*	Certification by Principal Financial Officer required by Rules 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1**	Certification by Principal Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2**	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES CORP.

Date: May 9, 2022	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: May 9, 2022	By:	/S/ NICHOLAS LEGER
Nicholas Leger
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)