Form 10-Q
period 2022-09-30
Newtek Business Services Corp.
filed 2022-11-08
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2022, there were 24,424,756 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to Newtek Business Services Corp. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2016-1 Trust	Newtek Small Business Loan Trust, Series 2016-1, terminated in December 2021
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1
2019-1 Trust	Newtek Small Business Loan Trust, Series 2019-1
2021-1 Trust	Newtek Small Business Loan Trust, Series 2021-1
2022-1 Trust	Newtek Small Business Loan Trust, Series 2022-1
2022 Notes	7.50% Notes due 2022, redeemed in August 2019
2023 Notes	6.25% Notes due 2023, redeemed in February 2021
2024 Notes	5.75% Notes due 2024
2025 6.85% Notes	6.85% Notes due 2025, redeemed in May 2022
2025 5.00% Notes	5.00% Notes due 2025
2025 Notes	Collectively, the 2025 6.85% Notes and the 2025 5.00% Notes
2026 Notes	5.50% Notes due 2026
Amended 2019 ATM Distribution Agreement	First Amendment and Supplement to the Equity Distribution Agreement, dated as of February 28, 2020, by and among the Company and the placement agents
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
2017 ATM Equity Distribution Agreement	Second Amended and Restated Equity Distribution Agreement, dated August 31, 2018 by and among the Company and the placement agents
2019 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated July 10, 2019 by and among the Company and the placement agents
2020 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated June 25, 2020 by and among the Company and the placement agents, as amended on July 20, 2022
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
Code	Internal Revenue Code of 1986, as amended
Deutsche Bank	Deutsche Bank AG
DRIP	The Company's dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Equity Incentive Plan	The Company's 2015 Equity Incentive Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
LIBOR	London Interbank Offered Rate
NAV	Net Asset Value
NBL Capital One Facility	Revolving Credit and Security Agreement between NBL SPV1, LLC, a wholly-owned subsidiary of NBL, and Capital One
NBL Deutsche Bank Facility	Revolving Credit and Security Agreement between NBL SPV2, LLC, a wholly-owned subsidiary of NBL, and Deutsche Bank
NBL One Florida Bank Facility	Revolving Credit and Security Agreement between NBL SPV3, LLC, a wholly-owned subsidiary of NBL, and One Florida Bank
NBNYC	National Bank of New York City
Receivable and Inventory Facility	Loan and Security Agreement between NBC and Webster, as successor by merger to Sterling National Bank, as lender, to fund accounts receivable and inventory financing arrangements.

Related Party RLOC	Unsecured revolving line of credit agreement between NMS as lender and Newtek as borrower
PLP	Preferred Lender Program, as authorized by the SBA
PPP	Paycheck Protection Program
Related Party RLOC	Unsecured revolving line of credit agreement between NMS as lender and Newtek as borrower
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SBLC	Small Business Lending Company
SEC	U.S. Securities and Exchange Commission
SMB	Small-and-medium sized businesses
Stock Purchase Agreement	Stock Purchase Agreement dated August 2, 2021, between the Company, NBNYC and certain NBNYC shareholders to acquire all of the issued and outstanding stock of NBNYC, as amended through September 13, 2022
Taxable Subsidiaries	Companies formed by Newtek which are taxed as corporations for income tax purposes
Trustee	U.S. Bank, National Association
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States
Webster	Webster Bank, N.A.

Portfolio Companies and Subsidiaries
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
NBL	Newtek Business Lending, LLC, a wholly-owned controlled portfolio company
NCL	Newtek Conventional Lending, LLC, a 50% owned portfolio company
Exponential	Exponential Business Development Co., Inc., a Taxable Subsidiary
NMS	Newtek Merchant Solutions, LLC (formerly Universal Processing Services of Wisconsin LLC), a wholly-owned controlled portfolio company
Premier	Premier Payments LLC, a former wholly-owned controlled portfolio company which merged into NMS at December 31, 2018
Mobil Money	Mobil Money, LLC, a wholly-owned controlled portfolio company
NTS	Newtek Technology Solutions, Inc., a wholly-owned controlled portfolio company
IPM	International Professional Marketing, Inc., a former wholly-owned controlled portfolio company which merged into NTS on July 1, 2021
SIDCO	SIDCO, LLC dba Cloud Nine Services, a wholly-owned controlled portfolio company
EWS	Excel WebSolutions, LLC, a wholly-owned controlled portfolio company
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a wholly-owned controlled portfolio company
SBL	Small Business Lending, LLC, a wholly-owned controlled portfolio company
BSP	ADR Partners, LLC dba banc-serv Partners, LLC, a former wholly-owned controlled portfolio company
NPS or PMT	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a wholly-owned controlled portfolio company
NIA	Newtek Insurance Agency, LLC, a wholly-owned controlled portfolio company
TAM	Titanium Asset Management LLC, a wholly-owned controlled portfolio company
EMCAP	EMCAP Loan Holdings, LLC
POS	POS on Cloud, LLC, dba Newtek Payment Systems, a controlled portfolio company

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (In Thousands, except for Per Share Data)
	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $502,400 and $431,970, respectively; includes $438,045 and $344,266, respectively, related to securitization trusts)	$488,376	$424,417
SBA guaranteed non-affiliate investments (cost of $21,648 and $65,728, respectively)	22,949	72,970
Controlled investments (cost of $168,237 and $157,289, respectively)	272,928	260,398
Non-control investments (cost of $1,360 and $1,000, respectively)	1,360	1,000
Total investments, at fair value	785,613	758,785
Cash	7,355	2,397
Restricted cash	74,777	184,463
Broker receivable	71,634	44,537
Due from related parties	947	4,395
Servicing assets, at fair value	33,530	28,008
Right of use assets	6,381	7,310
Other assets	26,298	26,666
Total assets	$1,006,535	$1,056,561

LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$67,500	$50,000
2024 Notes (par: $38,250 and $38,250 as of September 30, 2022 and December 31, 2021, Note 7)	37,847	37,679
2025 6.85% Notes (par: $0 and $15,000 as of September 30, 2022 and December 31, 2021, Note 7)	—	14,545
2025 5.00% Notes (par:$30,000 and $0 as of September 30, 2022 and December 31, 2021, Note 7)	29,246	—
2026 Notes (par: $115,000 and $115,000 as of September 30, 2022 and December 31, 2021, Note 7)	112,666	112,128
Notes payable - Securitization trusts (par: $302,253 and $249,750 as of September 30, 2022 and December 31, 2021, Note 7)	298,125	246,250
Notes payable - related parties	150	11,450
Due to related parties	1,849	1,490
Lease liabilities	7,945	9,056
Deferred tax liabilities	12,908	12,733
Due to participants	34,660	146,225
Derivative instruments	—	183
Accounts payable, accrued expenses and other liabilities	11,840	10,935
Total liabilities	614,736	652,674

Commitments and contingencies (Note 9)
Net assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 24,425 and 24,159 issued and outstanding, respectively)	485	483
Additional paid-in capital	370,703	367,663
Accumulated undistributed earnings	20,611	35,741
Total net assets	391,799	403,887

See accompanying notes to consolidated financial statements.

Total liabilities and net assets	$1,006,535	$1,056,561
Net asset value per common share	$16.04	$16.72

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment income
From non-affiliate investments:
Interest income - PPP loans	$—	$269	$—	$49,989
Interest income - SBA 7(a) loans	8,804	7,131	23,915	19,328
Servicing income	3,575	2,819	9,931	8,346
Other income	2,552	1,446	6,499	3,829
Total investment income from non-affiliate investments	14,931	11,665	40,345	81,492
From non-control investments:
Interest income	—	126	—	374
Dividend income	19	23	62	70
Total investment income from non-control investments	19	149	62	444
From controlled investments:
Interest income	753	594	2,087	1,703
Dividend income	7,205	—	19,989	51
Other income	672	—	672	—
Total investment income from controlled investments	8,630	594	22,748	1,754
Total investment income	23,580	12,408	63,155	83,690
Expenses:
Salaries and benefits	4,772	2,351	14,380	12,727
Interest	6,917	5,177	17,412	15,217
Depreciation and amortization	58	72	181	236
Professional fees	1,509	1,418	4,322	3,465
Origination and loan processing	2,866	4,586	7,202	10,555
Origination and loan processing - related party	5,430	3,177	14,698	10,830
Loss on extinguishment of debt	—	—	417	955
Other general and administrative costs	1,823	2,322	5,619	5,663
Total expenses	23,375	19,103	64,231	59,648
Net investment (loss) income	205	(6,695)	(1,076)	24,042
Net realized and unrealized gains (losses):
Net realized gain on non-affiliate investments - SBA 7(a) loans	14,767	19,272	49,953	38,079
Net realized gain (loss) on derivative transactions	—	(268)	445	(268)
Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments	(297)	123	(5,942)	2,533
Net unrealized appreciation (depreciation) on SBA unguaranteed non-affiliate investments	(3,611)	998	(6,473)	2,583
Net unrealized appreciation on controlled investments	2,040	7,305	1,582	1,760
Change in deferred taxes	(118)	(2,843)	(175)	(2,120)
Net unrealized appreciation (depreciation) on non-control investments	—	(3)	—	521
Net unrealized depreciation on servicing assets	(1,624)	(1,616)	(3,964)	(3,322)
Net unrealized appreciation on derivative transactions	—	341	183	304
Net realized and unrealized gains	$11,157	$23,309	$35,609	$40,070
Net increase in net assets resulting from operations	$11,362	$16,614	$34,533	$64,112
Net increase in net assets resulting from operations per share	$0.47	$0.74	$1.43	$2.85
Net investment (loss) income per share	$0.01	$(0.30)	$(0.04)	$1.07

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Dividends and distributions declared per common share	$0.65	$0.90	$2.05	$2.10
Weighted average number of shares outstanding	24,299	22,541	24,204	22,468

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Increase in net assets:
Net investment income (loss)	$205	$(6,695)	$(1,076)	$24,042
Net realized gain on investments	14,767	19,004	50,398	37,811
Net unrealized (depreciation) appreciation on investments	(3,610)	4,305	(14,789)	2,259
Net increase in net assets resulting from operations	11,362	16,614	34,533	64,112
Dividends to common stockholders	(15,648)	(20,159)	(49,241)	(46,971)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	324	264	922	618
Stock-based compensation expense	553	299	1,801	1,473
Purchase of vested stock for employee payroll tax withholding	(50)	—	(829)	(1,535)
Issuance of common stock, net of offering costs	726	—	726	8,970
Net increase in net assets from capital share transactions	1,553	563	2,620	9,526
Total increase (decrease) in net assets	(2,733)	(2,982)	(12,088)	26,667
Net assets at beginning of period	394,532	369,002	403,887	339,353
Net assets at end of period	$391,799	$366,020	$391,799	$366,020
Common shares outstanding at end of period	24,425	22,559	24,425	22,559
Capital share activity:
Shares issued under dividend reinvestment plan	20	10	50	22
Shares issued in connection with sales of common stock	36	—	36	430
Purchase of vested stock for employee payroll tax withholding	—	—	(30)	(56)
Restricted shares issued under Equity Incentive Plan, net of forfeitures	182	19	210	192
Net increase in capital share activity	238	29	266	588

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$34,533	$64,112
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net appreciation on controlled investments	(1,582)	(1,760)
Net unrealized depreciation (appreciation) on non-affiliate investments	12,415	(5,637)
Net unrealized depreciation on servicing assets	3,964	3,322
Net unrealized appreciation on derivative transactions	(183)	(304)
Net realized gains on non-affiliate investments	(40,468)	(31,919)
Allowance for doubtful accounts	—	397
Loss on extinguishment of debt	417	955
Amortization of deferred financing costs	1,891	1,801
Deferred income taxes	175	2,120
Depreciation and amortization	181	236
Purchase of guaranteed SBA loans	(602)	(9,096)
Funding of guaranteed non-affiliate SBA loans	(441,333)	(1,035,141)
Funding of unguaranteed non-affiliate SBA loans	(145,525)	(56,429)
Funding of controlled investments	(26,558)	(36,985)
Funding of non-control/affiliate investment	(360)	—
Proceeds from sale of non-affiliate SBA loans	534,378	1,061,577
Principal received on SBA non-affiliate investments	65,551	57,419
Principal received from controlled investments	5,869	—
Principal received from non-control investments	—	48
Return of investment from controlled investments	9,741	15,000
Other, net	2,174	1,952
Changes in operating assets and liabilities:
Broker receivable	(27,097)	(8,220)
Due to/from related parties	3,807	2,056
Other assets	1,340	3,113
Due to participants	(111,565)	128,752
Accounts payable, accrued expenses and other liabilities	723	465
Capitalized servicing asset	(9,486)	(6,160)
Other, net	7	26
Net cash (used in) provided by operating activities	(127,593)	151,700
Cash flows from investing activities:
Purchase of fixed assets	(11)	—
Cash flows from financing activities:
Net borrowings on bank notes payable	17,500	28,647
Proceeds from common shares sold, net of offering costs	726	8,969
Net repayments under related party line of credit	(11,300)	(24,090)
Proceeds from 2024 Notes	—	15,000
Proceeds from 2025 6.85% Notes	—	10,000
Proceeds from 2025 5.00% Notes	30,000	—
Proceeds from 2026 Notes	—	115,000
Redemption of 2023 Notes	—	(57,500)

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Nine Months Ended September 30,
	2022	2021
Redemption of 2025 6.85% Notes	(15,000)	—
Payments on Notes Payable - Securitization Trusts	(63,707)	(44,150)
Issuance of Notes Payable - Securitization Trusts	116,210	—
Dividends paid	(48,319)	(46,353)
Additions to deferred financing costs	(2,405)	(4,007)
Purchase of vested stock for employee payroll tax withholding	(829)	(1,535)
Net cash provided by (used in) financing activities	22,876	(19)
Net (decrease) increase in cash and restricted cash	(104,728)	151,681
Cash and restricted cash—beginning of period (Note 2)	186,860	51,425
Cash and restricted cash—end of period (Note 2)	$82,132	$203,106

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$1,646	$1,654
Dividends declared but not paid during the period	$2,998	$—
Issuance of common shares under dividend reinvestment plan	$922	$618

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

MB Construction & Real Estate LLC	(#)	5375 Katelyn Ave, Van Meter, IA 50261	Construction of Buildings	Term Loan	Prime plus	2.75%	9/30/2032	$87.5	$87.5	$78.0	0.02%
Big Happy, Inc.	(#)	17 E 48th St, New York, NY 10017	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/30/2032	210.0	210.0	189.1	0.05%
Kompleye Attestation LLC	(#)	10507 Patrician Woods Ct,, Great Falls, VA 22066	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/30/2032	87.5	87.5	78.0	0.02%
Dough Tally LLC	(#)	4875 Hwy 6, Missouri City, TX 77478	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/30/2032	102.8	102.8	93.9	0.02%
Dennis Mosley Equipment Services	(#)	5386 Seth Cobb Rd, Lauderdale, MS 39335	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/30/2032	327.5	327.5	291.8	0.07%
FCA Construction LLC	(#)	5609 Crawford St, Elmwood, LA 70123	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/30/2032	875.0	875.0	779.6	0.20%
National Senior Benefit Advisors Inc	(#)	4241 Jutland Dr., Ste 101, San Diego, CA 92117	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	9/30/2032	162.5	162.5	144.8	0.04%
A.C. Development, LLC	(#)	9804 Plowline Rd, Randallstown, MD 21133	Construction of Buildings	Term Loan	Prime plus	2.75%	9/30/2032	45.0	45.0	40.1	0.01%
Frosina, LLC	(#)	1724 E 7th Ave, Ybor City, FL 33605	Food Services and Drinking Places	Term Loan	Prime plus	3%	9/30/2032	262.5	262.5	236.2	0.06%
Faxon Enterprises Inc	(#)	3107 Nichols Ave, Bay City, TX 77414	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/30/2032	225.0	225.0	207.4	0.05%
Studio 27 Inc	(#)	2-6 Central Ave, Massapequa, NY 11758	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/30/2047	325.0	325.0	366.9	0.09%
La Michoacana El Rodeo Ice Cream Parlors, LLC	(#)	770 E 6th St, Beaumont, CA 92223	Food Manufacturing	Term Loan	Prime plus	2.75%	9/30/2032	22.5	22.5	20.7	0.01%
G3 Florida Enterprises LLC dba Grumpy's Restaurant Company WGV	(#)	3634 Oglebay Dr., Green Cove Springs, FL 32043	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/30/2033	113.5	113.5	121.1	0.03%
Cabridor LLC dba Whole Beauty Bar	(#)	44 Manchester Ave, Forked River, NJ 08731	Personal and Laundry Services	Term Loan	Prime plus	2.75%	2/29/2048	111.0	111.0	125.2	0.03%
SE Iowa metals Recycling Inc	(#)	2140 Vetch Blvd, Lockridge, IA 52635	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	3%	9/30/2032	250.0	250.0	229.0	0.06%
Greene Legal Group LLC	(#)	600 W Peachtree St NW, Ste 605, Atlanta, GA 30308	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/30/2032	437.5	437.5	389.8	0.10%
LDD Construction Inc	(#)	3900 Allen Rd, Bakersfield, CA 93314	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/30/2032	85.0	85.0	90.4	0.02%
A2Z Automation Group LLC,	(#)	13007 SW 68th Tr, Miami, FL 33183	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	9/29/2032	25.0	25.0	25.7	0.01%
Using Design To Multiply Outcomes, LLC	(#)	8211 E Cypress St, Scottsdale, AZ 85257	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/29/2032	50.0	50.0	44.6	0.01%
WALKING URGENT CARE, INC	(#)	10308 W Sample Rd, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/29/2032	150.0	150.0	133.6	0.03%
Water Damage Rescue Inc and O Nsmouth LLC	(#)	7232 Owensmouth Ave, Canoga Oark, CA 91303	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/29/2047	201.8	201.8	208.7	0.05%
Pitman Pharmacy Inc	(#)	39 South Broadway, Pitman, NJ 08071	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	9/29/2032	412.5	412.5	379.8	0.10%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Franklin Fitness, LLC	(#)	2860 Chapel Hill Rd, Douglasville, GA 30135	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	3%	2/28/2033	40.6	40.6	39.5	0.01%
NC DRIVE THRU INC and NABIL A HADWAN dba EZ Pass Drive Thru	(#)	2200 South Evans St, Greenville, NC 27834	Food and Beverage Stores	Term Loan	Prime plus	2.75%	9/29/2047	112.5	112.5	120.4	0.03%
AMF Industrial LLC	(#)	4612 nw 74th ave, Miami, FL 33166	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	9/29/2032	250.0	250.0	243.8	0.06%
Blueprint Consulting Services, LLC dba Excelion	(#)	1444 I St NW, Washington, DC 20005	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/29/2032	325.0	325.0	289.6	0.07%
Intelligent Security Systems Corporation	(#)	1480 US-9, Woodbridge Township, NJ 07095	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/29/2032	500.0	500.0	446.5	0.11%
Air Bud Entertainment, Inc	(#)	23410 Civic Center Way, Malibu, CA 90265	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	9/29/2032	375.0	375.0	334.1	0.09%
Food Sales Midwest, LLC	(#)	908 Wolfrum Glen Court, St Peters, MO 63304	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus	6.5%	9/29/2032	16.0	16.0	16.4	—%
Vision Construction & Developers LLC	(#)	805 Barkwood Ct Ste G, Linthicum Heights, MD 21090	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/29/2032	750.0	750.0	668.2	0.17%
Marketplace Inc dba Wilbur Wholesale Foods	(#)	818 Market St unit 102, Woodstock, GA 30188	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	9/28/2032	1,100.0	1,100.0	1,040.0	0.27%
Recovering Life Services, LLC	(#)	155 Main Dunstable Rd. Ste. 130, Nashua, NH 03060	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/28/2032	1,250.0	1,250.0	1,119.9	0.29%
Faith Memorial Chapel L.L.C.	(#)	600 9th Ave North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/28/2047	236.0	236.0	266.4	0.07%
Prosperity Flowers LLC dba Miracle Flowers	(#)	610 E Bidwell St Ste B, Folsom, CA 95630	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	9/28/2032	87.5	87.5	78.0	0.02%
Revolution Energy Services, Inc	(#)	1217 Laurel Hill Rd, McDonald, PA 15057	Support Activities for Mining	Term Loan	Prime plus	2.75%	9/28/2032	1,250.0	1,250.0	1,195.8	0.31%
Elite Kidz LLC	(#)	30 E Crossville Rd, Roswell, GA 30075	Educational Services	Term Loan	Prime plus	2.75%	9/28/2032	12.0	12.0	10.9	—%
Bishopville Manor Management Group LLC and Bishopville 2779 LLC	(#)	2779 US-15, Bishopville, SC 29010	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	9/28/2047	168.8	168.8	184.5	0.05%
Strumba Media LLC	(#)	10275 Collins Ave, Bal Harbour, FL 33154	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	9/28/2032	800.0	800.0	712.7	0.18%
Atizado Enterprises Incorporated dba Brian Atizado Homes	(#)	361 Merchant St, Vacaville, CA 95688	Real Estate	Term Loan	Prime plus	2.75%	9/27/2032	50.0	50.0	44.5	0.01%
Teigen LLC	(#)	90 Madison St, Denver, CO 80206	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/27/2032	13.5	13.5	12.3	—%
Battery Ninjas Inc.	(#)	4563 Knight Rd, Macon, GA 31220	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus	2.75%	9/27/2032	20.0	20.0	17.9	—%
Lex- Mar Service Inc	(#)	12268 NW 106 Court Unit 12268, Medley, FL 33178	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/27/2047	64.5	64.5	72.8	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Safety Restore Inc	(#)	66 S Broad St, Westfield, MA 01085	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/27/2032	325.0	325.0	289.4	0.07%
Rev It Up Pro Shop LLC dba Jayson Paul Robarge	(#)	3717 Minnesota Dr, Anchorage, AK 99503	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	9/27/2032	10.8	10.8	9.8	—%
25 Dials LLC	(#)	4455 Earman Dr, Hilliard, OH 43026	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	6.5%	9/27/2032	25.0	25.0	25.6	0.01%
Center for Autism & Behavior Analysis, LLC	(#)	6363 S Pecos Rd, Las Vegas, NV 89120	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/26/2032	125.0	125.0	111.2	0.03%
Restoration 1- North Kansas City dba Enercon Management Services LLC	(#)	1142 Minnesota Ave, Kansas City, KS 66102	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	9/26/2032	87.5	87.5	77.8	0.02%
Hoot County Inc dba Leanne Placek	(#)	15655 John F Kennedy Blvd, Houston, TX 77032	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/26/2032	59.2	59.2	52.6	0.01%
Sky Aviation, Inc	(#)	1444 Airport Rd, Worland, WY 82401	Air Transportation	Term Loan	Prime plus	2.75%	9/26/2032	906.3	906.3	962.1	0.25%
Revolution Brands International LLC	(#)	10801 NW 97th St, Medley, FL 33178	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	9/23/2032	1,250.0	1,250.0	1,118.0	0.29%
Central Ohio Hospitality LLC dba Bucks Bar and Grill	(#)	192 E Main St, Lexington, OH 44904	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/23/2047	306.2	306.2	341.2	0.09%
InFoPak International, Inc	(#)	60936 Grand Targhee Dr, Bend, OR 97702	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	9/23/2032	22.5	22.5	20.0	0.01%
GSGI LLC	(#)	3949 Evans Ave, Fort Myers, FL 33901	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/23/2032	400.0	400.0	358.0	0.09%
STRUMBA MEDIA LLC	(#)	10275 Collins Ave, Bal Harbour, FL 33154	Health and Personal Care Stores	Term Loan	Prime plus	6.5%	9/23/2032	25.0	25.0	25.6	0.01%
GD Kitchen & Bath LLC	(#)	22047 Sherman Way, Canoga Park, CA 91303	Construction of Buildings	Term Loan	Prime plus	2.75%	9/23/2032	87.5	87.5	78.9	0.02%
Moonshine Catering LLC and Bravo Catering LLC	(#)	956 2nd St, Manchester, NH 03102	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/23/2032	400.0	400.0	355.7	0.09%
SUNNY ROSE CORPORATION Inc dba	(#)	2660 Pacific Park Dr, Whittier, CA 90601	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	9/23/2032	87.5	87.5	77.8	0.02%
Ponce & Ponce Inc. dba Dream Farms	(#)	3015 NW 74th Ave, Miami, FL 33122	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	9/23/2032	62.5	62.5	55.6	0.01%
VSPOT, LLC	(#)	741 Madison Ave, New York, NY 10065	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/23/2033	18.3	18.3	17.1	—%
The Crane Guys, LLC	(#)	10850 Portal Dr, Los Alamitos, CA 90720	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/22/2032	133.8	133.8	142.0	0.04%
Tom Fox Enterprise Inc	(#)	3808 Oak Orchard Rd, Albion, NY 14411	Machinery Manufacturing	Term Loan	Prime plus	2.75%	9/22/2032	15.8	15.8	14.0	—%
MCN CONSULTING LLC	(#)	111 N Orange Ave, Orlando, FL 32801	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/22/2032	15.0	15.0	13.5	—%
Liquor Cabinet SI, LLC	(#)	2435 Hylan Blvd, Staten Island, NY 10306	Food and Beverage Stores	Term Loan	Prime plus	2.75%	9/21/2032	153.0	153.0	136.1	0.03%
Skunk Bait Wildlife Control LLC	(#)	3274 Ranchview Ln, Guthrie, OK 73044	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/21/2032	22.5	22.5	21.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Mr.Wholesale Inc	(#)	2990 Jamacha Rd. Ste 104, El Cajon, CA 90219	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	9/21/2032	125.0	125.0	111.2	0.03%
Brisas Del Mar Sea Food Market Corp	(#)	1785-1787 Lexington Ave, NEW YORK, NY 10029	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/21/2032	75.5	75.5	67.2	0.02%
Autumn Springs RAL LLC and RussCorp Properties	(#)	2121 Brittmoore Rd, Houston, TX 77043	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	9/20/2047	375.0	375.0	421.1	0.11%
Nunez Flooring LLC	(#)	1915 Peters Rd Ste 302, Irving, TX 75061	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/20/2032	250.0	250.0	223.0	0.06%
DiVRgence Entertainment, LLC	(#)	3015 Governors Dr SW, Huntsville, AL 35805	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/20/2032	126.0	126.0	118.8	0.03%
Nishaz inc dba Perfume Paradise	(#)	8811 Winding Hollow Way, West Springfield, VA 22152	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	9/20/2032	15.3	15.3	13.6	—%
Moore Integrity Engineering LLC	(#)	13300 Old Blanco Rd, San Antonio, TX 78216	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/19/2032	78.8	78.8	70.4	0.02%
Argenta Chiropractic LLC	(#)	2480 E Bay Dr, Largo, FL 33771	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/19/2032	45.0	45.0	40.7	0.01%
Klarity Optical 2020 Inc	(#)	1083 Flatbush Ave, Brooklyn, NY 11226	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	9/16/2032	22.5	22.5	20.0	0.01%
Derheim, Inc dba My Aquatic Services	(#)	331 George Ln, Harwood, ND 58042	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	9/16/2047	87.5	87.5	98.8	0.03%
J. Anukem & Associates LLC	(#)	7209 Hanover parkway Ste A, Greenbelt, MD 20770	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/16/2032	22.5	22.5	23.2	0.01%
Dave's Fence Inc	(#)	220 Benson Junction Rd, Debary, FL 32713	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/16/2032	250.0	250.0	222.3	0.06%
ELIJAH ZACHARIAH LLC	(#)	1570 Kingwood Dr, Kingwood, TX 77339	Educational Services	Term Loan	Prime plus	2.75%	9/16/2047	731.3	731.3	808.4	0.21%
CJY Enterprise LLC and Scotch Culinary LLC dba Brave Korean BBQ	(#)	4920 W Thunderbird Rd, Glendale, AZ 85306	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/15/2032	112.3	112.3	99.8	0.03%
All the Kings Horses Cafe LLC	(#)	521 E 12th St, New York, NY 10009	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/15/2032	8.3	8.3	7.4	—%
Property Development Company, Inc. dba Elevation 3330 Public House	(#)	410 Central Ave Ste 201, Great Falls, MT 59401	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/15/2032	19.6	19.6	17.4	—%
Connene Enterprises LLC	(#)	1741 E Warrenton Ave, Anaheim, CA 92805	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	9/15/2032	15.0	15.0	13.5	—%
Neat Repeats Cleaning Services LLC	(#)	4142 Fenton Rd, Flint, MI 48507	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/15/2032	22.5	22.5	23.9	0.01%
Joe's Auto Repair	(#)	4603 S New Hope Rd, Belmont, NC 28012	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/15/2032	15.0	15.0	14.8	—%
Franchise Investment Properties Inc. and Square Media Inc.	(#)	685 Stone Rd, #5, Benicia, CA 94510	Construction of Buildings	Term Loan	Prime plus	2.75%	9/15/2032	700.0	700.0	743.1	0.19%
Toliao Ioroi Holding LLC dbaCassava	(#)	3519 Balboa St, San Francisco, CA 94121	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/14/2033	55.7	55.7	49.7	0.01%
EAS LOGISTICS LLC	(#)	141 Hillwood Cir, Newnan, GA 30263	Support Activities for Transportation	Term Loan	Prime plus	2.75%	9/14/2032	15.0	15.0	15.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

USATEQ, LLC	(#)	1242 Heavens Peak, San Antonio, TX 78258	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	9/14/2032	15.0	15.0	13.3	—%
Baham Steel, LLC	(#)	6124 Kuebel Dr, New Orleans, LA 70126	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/14/2032	22.5	22.5	20.0	0.01%
Bernard Wojtas	(#)	173 Mission Rd, Hackettstown, NJ 07840	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/14/2032	22.5	22.5	20.0	0.01%
Stone & Sprig, LLC	(#)	408 Buchanan St, Belvidere, IL 61008	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/14/2047	53.0	53.0	59.8	0.02%
Andersen Nursery Farm Inc	(#)	18455 South West 272 ST, Homestead, FL 33031	Crop Production	Term Loan	Prime plus	2.75%	9/13/2032	625.0	625.0	590.6	0.15%
Tapuya Brands Corporation	(#)	25251 Exmoor, Mission Viejo, CA 92692	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/13/2032	233.8	233.8	207.9	0.05%
Andersen Nursery Farm Inc	(#)	18455 South West 272 ST, Homestead, FL 33031	Crop Production	Term Loan	Prime plus	2.75%	9/13/2047	130.8	130.8	147.6	0.04%
Anna Aesthetics Inc	(#)	2400 Mid Ln, Houston, TX 77027	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/12/2032	56.3	56.3	50.4	0.01%
207 Vending LLC	(#)	40 Park Ave East, Brewer, ME 04412	Nonstore Retailers	Term Loan	Prime plus	2.75%	9/12/2032	21.6	21.6	20.6	0.01%
Orthopaedic Acquire, LLC	(#)	949 National Ave, Ste 133, Lexington, KY 40502	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus	2.75%	9/9/2032	22.5	22.5	20.0	0.01%
Urban Farm Mart Inc and 13863 S Military LLC	(#)	13863 S Military Trail, Delray Beach, FL 33484	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	9/9/2047	215.8	215.8	225.5	0.06%
Brooker Construction LLC dba Sampson Tree Service	(#)	2170 SW Conant Ave, Port St. Lucie, FL 34953	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/9/2032	137.5	137.5	125.0	0.03%
Faith Memorial Chapel L.L.C	(#)	600 9th Ave North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/9/2047	146.0	146.0	164.8	0.04%
Wagner LLC	(#)	141 S Barfield Dr, Marco Island, FL 34145	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/8/2032	41.4	41.4	36.8	0.01%
Across the Bar Bartending Services and Rentals LLC	(#)	342 McGrady Rd NE, Rome, GA 30165	Food Services and Drinking Places	Term Loan	Prime plus	6.5%	9/7/2032	20.0	20.0	20.4	0.01%
Badu Tax Services LLC	(#)	4258 N Greenview Ave, Chicago, IL 60613	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/7/2032	130.0	130.0	138.0	0.04%
AMS LUMBER SUPPLY LLC	(#)	507 North Main St, Atmore, AL 36502	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	9/7/2032	15.0	15.0	15.9	—%
Daley Technology Systems, LLC	(#)	190 E Hoffman Ave, Lindenhurst, NY 11757	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	9/7/2032	80.0	80.0	71.1	0.02%
Love for Mankind LLC	(#)	2741 Patterson Rd Southwest, Pataskala, OH 43062	Social Assistance	Term Loan	Prime plus	2.75%	9/2/2032	87.5	87.5	77.8	0.02%
Balanced Health & Fitness LLC	(#)	5110 Mae Anne Ave, Reno, NV 89523	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/2/2032	15.0	15.0	13.3	—%
VNB Business Brokers, LLC	(#)	845 Third Ave, 6th Floor, New York, NY 10022	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	9/2/2032	25.0	25.0	25.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Tomastools LLC	(#)	12 Southern Blvd, Danbury, CT 06810	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	9/2/2032	15.0	15.0	13.3	—%
Bryer-Mullins LP dba Clovis RV Ranch	(#)	200 Humphrey Rd, Clovis, NM 88101	Accommodation	Term Loan	Prime plus	2.75%	9/2/2047	161.8	161.8	179.1	0.05%
PIANCA Packaging LLC	(#)	1139 Lehigh Ave, Whitehall, PA 18052	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	9/2/2032	79.3	79.3	78.9	0.02%
Stonepark Logistics, LLC and Stone Park Productions Inc	(#)	13427 Haddonfield Ln, Gaithersburg, MD 20878	Construction of Buildings	Term Loan	Prime plus	2.75%	9/2/2032	155.0	155.0	164.6	0.04%
Fish IP Law, LLP	(#)	2603 Main St, Irvine, CA 92614	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/2/2032	500.0	500.0	444.6	0.11%
SherpTek, LLC	(#)	1948 N Main St, Prineville, OR 97754	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	9/2/2032	129.8	129.8	119.2	0.03%
Beato Auto Sales Inc.	(#)	9 Nashua Rd, Londonderry, NH 03053	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	9/1/2032	22.5	22.5	20.0	0.01%
Payco Enterprises, Inc and Parabellum Technology, Inc	(#,^)	520 E Wilson Ave, Glendale, CA 91206	Credit Intermediation and Related Activities	Term Loan	Prime plus	2.75%	8/31/2032	300.0	300.0	266.9	0.07%
M&L Real Estate LLC	(#,^)	9958 Acklin Dr, Dallas, TX 75243	Real Estate	Term Loan	Prime plus	2.75%	8/31/2032	65.0	65.0	57.8	0.01%
YOURS Beverage LLC	(#)	929 N Harvard Ave, Arlington Heights, IL 60004	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	8/31/2032	15.0	15.0	13.3	—%
Gideon Toal Management Services LLC	(#,^)	2401 Scott Ave Ste #110, Fort Worth, TX 76103	Support Activities for Transportation	Term Loan	Prime plus	2.75%	8/31/2032	337.5	337.5	308.1	0.08%
Porto Pavino LLC	(#,^)	1300 Wheaton Ave, Millville, NJ 08332	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	8/31/2032	323.8	323.8	289.2	0.07%
Indoor Soccer World LLC and Indoor Soccer World Mesquite LLC	(#,^)	3265 Broadway Blvd, Garland, TX 75043	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	8/31/2032	130.0	130.0	115.6	0.03%
Evans West, Inc.	(#)	4038 Dover Rd, Colorado City, CO 81019	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/31/2032	22.5	22.5	20.6	0.01%
User Creative	(#,^)	760 Buttermilk Rd, Hellertown, PA 18055	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/31/2032	193.8	193.8	172.3	0.04%
Copper Roofing LLC	(#,^)	201 Saint Charles Ave, New Orleans, LA 70170	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/31/2032	187.5	187.5	171.2	0.04%
Universal Innovations Consulting and Contracting, LLC dba UICC, LLC	(#)	419 Ragland Rd, Beckley, WV 25801	Construction of Buildings	Term Loan	Prime plus	2.75%	8/31/2047	50.0	50.0	54.2	0.01%
Gideon Toal Management Services LLC &Airport Field Services, LLC	(#,^)	2401 Scott Ave, Fort Worth, TX 76103	Support Activities for Transportation	Term Loan	Prime plus	2.75%	8/31/2047	318.8	318.8	357.7	0.09%
Elite Cleaning Solution dba MaidPro North of Boston	(#)	27 Water St,, Wakefield, MA 01880	Administrative and Support Services	Term Loan	Prime plus	2.75%	8/31/2032	12.8	12.8	11.3	—%
Agustina Vega Individually dba Eastside Vintage Co and Vega's Pottery	(#)	3516 East Freeway,, Baytown, TX 77521	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	8/31/2047	50.0	50.0	56.5	0.01%
Christina Buckner dba Anonei Park Academy	(#,^)	2273 Taney Pl, Gary, IN 46404	Social Assistance	Term Loan	Prime plus	2.75%	8/31/2047	243.0	243.0	273.4	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

VHM Enterprises Inc and Ali Ajami	(#,^)	24151 Telegraph Rd, Southfield, MI 48033	Administrative and Support Services	Term Loan	Prime plus	2.75%	8/30/2032	512.5	512.5	455.7	0.12%
The Radiology Group LLC	(#)	3475 Piedmont Rd Ste 1150, Atlanta, GA 30305	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/30/2032	1,250.0	1,250.0	1,111.5	0.28%
RCG Valuation & Monetization, Inc	(#,^)	8058 E Aster Dr, Scottsdale, AZ 85260	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/30/2032	250.0	250.0	223.5	0.06%
The Silver Dolphin County Store and Restaurant , Inc and Hernando Beac	(#,^)	4036 Shoal Line Blvd, Hernando Beach, FL 34607	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/30/2047	177.5	177.5	200.4	0.05%
Mashore Trucking LLC	(#)	414 Parkertown Rd, Troutman, NC 28166	Truck Transportation	Term Loan	Prime plus	6.5%	8/30/2032	25.0	25.0	25.6	0.01%
CHASE LAW AND ASSOCIATES, P.A.	(#,^)	1141 71st St, Miami Beach, FL 33141	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/30/2032	233.8	233.8	219.2	0.06%
Labriola Cafe - Michigan Ave., LLC and Labriola Café, LLC	(#,^)	535 N Michigan Ave, Chicago, IL 60611	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/30/2032	550.0	550.0	490.3	0.13%
Jennifer L Kos	(#,^)	341 & 349 Beaver St,, Beaver, PA 15009	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/29/2047	52.5	52.5	56.2	0.01%
Richardson Services LLC	(#)	Padgett Switch Rd, Irvington, AL 36544	Truck Transportation	Term Loan	Prime plus	2.75%	8/29/2032	62.5	62.5	56.6	0.01%
FS International, Inc	(#,^)	2821 W White Star Ave, Anaheim, CA 92806	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	8/29/2047	356.3	356.3	391.3	0.10%
Gonzales South Texas Electric ;GCE Services LLC and Gonzales Commercia	(#,^)	2520 Farrell Rd, Houston, TX 77073	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/29/2032	1,250.0	1,250.0	1,119.6	0.29%
Top Fuel Transport LLC	(#,^)	741 Aspen Cir, Oxnard, CA 93030	Truck Transportation	Term Loan	Prime plus	2.75%	8/26/2032	87.5	87.5	80.4	0.02%
RAINFOREST REAL ESTATE, PROFESSIONAL LIMITED LIABILITY COMPANY	(#)	640 S Forks Ave #1021, Forks, WA 98331	Real Estate	Term Loan	Prime plus	6.5%	8/26/2032	25.0	25.0	25.6	0.01%
Angel's Heating & Cooling, LLC	(#)	4505 W Thurman Dr, Laveen Village, AZ 85339	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/26/2032	78.8	78.8	70.0	0.02%
Barakel Corporation	(#)	1205 Pine Valley Ln, Titusville, FL 32780	Administrative and Support Services	Term Loan	Prime plus	6.5%	8/26/2032	9.5	9.5	9.7	—%
Sherman Business Services, LLC	(#,^)	468 N Camden Dr, Beverly Hills, CA 90210	Real Estate	Term Loan	Prime plus	2.75%	8/26/2032	84.5	84.5	75.1	0.02%
Creamalicious Inc and The Anytime Chef LLC	(#,^)	6953 Tarragon Ct, Liberty Township, OH 45011	Food Manufacturing	Term Loan	Prime plus	2.75%	8/26/2047	200.0	200.0	214.8	0.05%
Auto Access LLC	(#)	451 Church Rd, Sicklerville, NJ 08081	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	8/26/2032	22.5	22.5	20.0	0.01%
Abdo Kabab House LLC	(#)	12376 FL-535, Orlando, FL 32836	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/26/2032	62.5	62.5	64.1	0.02%
Spoon Boyz Automotive, LLC	(#)	6500 1st Ave S,, Birmingham, AL 35212	Repair and Maintenance	Term Loan	Prime plus	6.5%	8/25/2032	19.8	19.8	20.2	0.01%
3ERA LLC, dba Betsy's II Residential Care Facility for theElderly;Edwa	(#,^)	3101 Brush Creek Rd, Santa Rosa, CA 95404	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	8/25/2047	500.0	500.0	525.9	0.13%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Jam Service Inc	(#)	53624 Bootjack Rd, Lake Linden, MI 49945	Repair and Maintenance	Term Loan	Prime plus	2.75%	8/25/2032	75.4	75.4	69.4	0.02%
Remsund Group Inc	(#,^)	7230 Arbuckle Cmns, Brownsburg, IN 46112	Couriers and Messengers	Term Loan	Prime plus	2.75%	8/25/2047	362.5	362.5	375.6	0.10%
Artisan Stucco, Inc	(#,^)	7012 2nd St NW, Albuquerque, NM 87107	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/24/2032	150.0	150.0	135.4	0.03%
Kaufman Accounting PC	(#)	7918 Jones Branch Dr., Ste 400, McLean, VA 22102	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/24/2032	22.5	22.5	20.0	0.01%
Professional Image, LLC	(#)	203 Sisson Ave, Hartford, CT 06105	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/24/2047	77.1	77.1	85.0	0.02%
T&K Bailey Enterprise LLC	(#)	14685 North County Rd 175 E, Eaton, IN 47338	Truck Transportation	Term Loan	Prime plus	6.5%	8/24/2032	25.0	25.0	25.6	0.01%
Goshen House & Trading LLC	(#)	1115 Instrument Dr, Rocky Mount, NC 27804	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	8/24/2032	200.0	200.0	193.7	0.05%
ZenDog, LLC	(#)	858 C Ridge Rd, Duson, LA 70529	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/24/2032	22.5	22.5	20.0	0.01%
JMI Investments, LLC dba Chick'nCone	(#)	860 Forsyth St,, Macon, GA 31201	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/24/2032	35.3	35.3	31.9	0.01%
Higgins Plumbing, LLC	(#)	4585 SE Manatee Tr, Stuart, FL 34997	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/24/2032	21.8	21.8	19.5	—%
All Transportation & Etc., LLC	(#)	9900 W Sample Rd, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/23/2032	87.5	87.5	77.8	0.02%
O'briencatalfamo LLC	(#,^)	4321 Tambre Bend, Austin, TX 78738	Support Activities for Transportation	Term Loan	Prime plus	2.75%	8/23/2032	259.9	259.9	231.1	0.06%
Gulf Coast Asphalt LLC dba Missouri Asphalt Sealing and Striping	(#,^)	10629 Liberty Ave, St .Louis, MO 63132	Petroleum and Coal Products Manufacturing	Term Loan	Prime plus	2.75%	8/23/2032	87.5	87.5	83.7	0.02%
Eminat, LLC	(#)	16503 Diamond Pl, Weston, FL 33331	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/23/2032	22.5	22.5	20.0	0.01%
A & B Mechanical Diagnostics Sales and Service LLC	(#)	807 Blackwell Dairy Rd, Jasper, AL 35504	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/23/2032	15.0	15.0	13.3	—%
Future Faces Child Care- Learning Center Inc	(#,^)	365 Harry L Dr, Johnson City, NY 13790	Social Assistance	Term Loan	Prime plus	2.75%	8/23/2032	80.0	80.0	76.0	0.02%
Hurst Pools and Day Spas Ltd	(#)	317 Oakland Ave, Miller Place, NY 11764	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/23/2032	22.5	22.5	20.0	0.01%
Vitality Family Chiropractic LLC	(#)	1255 Johnson Ferry Rd,, Marietta, GA 30068	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	8/23/2032	25.0	25.0	25.6	0.01%
Sherae A Thompson dba Island Eye	(#)	915 Bowden Ave,, Chesapeake, VA 23323	Repair and Maintenance	Term Loan	Prime plus	6.5%	8/23/2032	2.5	2.5	2.6	—%
Aero Medical Supply, Inc	(#)	415 Argyle Rd, 3M, Brooklyn, NY 11218	Health and Personal Care Stores	Term Loan	Prime plus	6.5%	8/22/2032	25.0	25.0	25.6	0.01%
Imaginasium LLC	(#)	1357 S Normandy, Republic, MO 65738	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	6.5%	8/22/2032	25.0	25.0	25.6	0.01%
Colorado Springs Psychological Services, P.C	(#,^)	1115 Elkton D, Colorado Springs, CO 80907	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/19/2032	288.8	288.8	256.9	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Enterprise Exchange LLC	(#)	11310 S Orange Blossom Trl, Orlando, FL 32837	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	8/19/2032	15.0	15.0	15.9	—%
4 Point Towing & Roadside Service LLC	(#,^)	5425 Willow Grove Rd, Camden Wyoming, DE 19934	Support Activities for Transportation	Term Loan	Prime plus	2.75%	8/19/2032	142.5	142.5	136.1	0.03%
RHCII, Inc	(#)	2451 E Baseline Rd Ste 100, Gilbert, AZ 85234	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	8/19/2032	20.0	20.0	20.4	0.01%
A + Warren and Dubarry Services, Inc.	(#,^)	350 E Crown Point Rd, Winter Garden, FL 34787	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	8/19/2032	87.5	87.5	82.2	0.02%
Thermal Applied Tech LLC	(#)	3625 Kelcie Marie Ave, North Las Vegas, NV 89031	Administrative and Support Services	Term Loan	Prime plus	2.75%	8/19/2032	50.0	50.0	45.6	0.01%
The Health & Wellness Centerr, LLC	(#)	9717 Landmark Parkway Dr, Ste 115, St. Louis, MO 63127	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/18/2032	22.5	22.5	20.0	0.01%
Erta Ale LLC	(#)	602 Seaton Square Dr, Silver Spring, MD 20901	Nonstore Retailers	Term Loan	Prime plus	2.75%	8/18/2032	22.5	22.5	20.0	0.01%
MountChor Technologies, Inc.	(#,^)	11010 Poplar Ford Trail, Manassas, VA 20109	Administrative and Support Services	Term Loan	Prime plus	2.75%	8/18/2032	753.8	753.8	670.3	0.17%
Nava Awehs Holdings, Inc. dba MAKKAN DESIGN	(#)	19841 Villager Cir, Yorba Linda, CA 92886	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	8/18/2032	25.0	25.0	25.6	0.01%
Level Best Roofing, LLC	(#)	819 SW Federal Hwy Ste 201, Stuart, FL 34994	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/18/2032	64.3	64.3	57.1	0.01%
Diamond Estates, LLC	(#)	110 Court St Ste 1, Cromwell, CT 06416	Construction of Buildings	Term Loan	Prime plus	2.75%	8/17/2032	46.9	46.9	43.0	0.01%
C & H Jewelry and Pawn Shop LLC	(#)	11849 Hesperia Rd, Hesperia, CA 92345	Credit Intermediation and Related Activities	Term Loan	Prime plus	6.5%	8/17/2032	25.0	25.0	25.6	0.01%
Emerald Oglesby	(#)	2357 Warm Springs Rd, Columbus, GA 31904	Miscellaneous Store Retailers	Term Loan	Prime plus	6.5%	8/17/2032	3.0	3.0	3.1	—%
Child's World Drop-In Care, LLC	(#,^)	4011 Village Park Dr, Knightdale, NC 27545	Social Assistance	Term Loan	Prime plus	2.75%	8/17/2032	11.3	11.3	10.0	—%
Danz Distributors LLC dba Stay Golden Cosmetics	(#)	582 Schenck Ave, Brooklyn, NY 11207	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	8/17/2032	22.5	22.5	20.0	0.01%
Savior Marketing, LLC and Hyperlinks Media, LLC	(#,^)	70 Bottling Works Rd, Pine Bush, NY 12566	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/17/2032	132.5	132.5	117.8	0.03%
RonC dba Subway #24926	(#,^)	3903 W Rosecrans Ave, Hawthorne, CA 90250	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/17/2032	57.5	57.5	52.0	0.01%
EJS Enterprises LLC	(#)	101 State Pl, Escondido, CA 92029	Personal and Laundry Services	Term Loan	Prime plus	6.5%	8/16/2032	25.0	25.0	25.6	0.01%
Millennium Contracting Services, Inc	(#,^)	3669 Mark Jason Dr, El Paso, TX 79938	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/16/2032	125.0	125.0	114.2	0.03%
Seeds of Hope Counseling, LLC	(#)	168 Jail house Rd, Ackermanms, MS 39735	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	8/16/2032	24.5	24.5	25.0	0.01%
Iron Throne Investments LLC	(#)	3 Beckley Pl, Boynton Beach, FL 33426	Administrative and Support Services	Term Loan	Prime plus	2.75%	8/16/2032	68.3	68.3	60.7	0.02%
WNN LLC dba Elite Line Trucking	(#,^)	10614 Medicine Bow St, Las Vegas, NV 89183	Truck Transportation	Term Loan	Prime plus	2.75%	8/16/2032	87.5	87.5	77.8	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

MCM GLOBAL ECOM LLC	(#)	13007 SW 68th Tr, Miami, FL 33183	Nonstore Retailers	Term Loan	Prime plus	6.5%	8/16/2032	25.0	25.0	25.6	0.01%
Tarek Waly	(#)	2556 Snowtip LN, Grove City, OH 43123	Nonstore Retailers	Term Loan	Prime plus	6.5%	8/16/2032	25.0	25.0	25.6	0.01%
Glow Tea Inc.	(#)	1101 Outlet Collection Way, Unit K5, Auburn, WA 98001	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/16/2032	18.0	18.0	16.7	—%
Christian Diaz PA dba Diaz and Associates	(#,^)	9370 Sunset Dr, Miami, FL 33173	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/15/2032	87.5	87.5	77.8	0.02%
CALIFORNIA SPINE CENTER, A Professional Medical Corporation	(#,^)	2123 Ygnacio Valley Rd, Walnut Creek, CA 94598	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/15/2032	87.5	87.5	77.8	0.02%
Belinda's Southern Cuisine Inc	(#,^)	7322 Stonecrest Concourse, Stonecrest, GA 30038	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/15/2047	397.5	397.5	446.0	0.11%
SGS Fit CL LLC dba Sweat440	(#)	777 Biscayne Blvd, Miami, FL 33132	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/12/2033	67.8	67.8	64.2	0.02%
SGS Fit Bis LLC dba Sweat440	(#)	777 Biscayne Blvd, Miami, FL 33131	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/12/2033	48.7	48.7	47.1	0.01%
Arva Method LLC	(#)	516 N Ogden Ave, Chicago, IL 60642	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	8/12/2032	10.0	10.0	10.2	—%
FRYE INSURANCE AGENCY, INC. and Charles Nuzum	(#)	1851 University Blvd S, Jacksonville, FL 32216	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	8/12/2032	82.8	82.8	73.6	0.02%
Home Care Wellness LLC	(#)	25050 W. Outer Dr #204, Lincoln Park, MI 48146	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/12/2032	50.0	50.0	44.5	0.01%
Amigo Transit LLC	(#,^)	608 Tonnelle Ave, Jersey City, NJ 07307	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	8/12/2032	22.5	22.5	20.0	0.01%
Layfar Technologies	(#,^)	192 Mayhew Way, Walnut Creek, CA 94597	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/11/2032	12.0	12.0	10.7	—%
Exploration Vans LLC and Nicholas Nelsen	(#,^)	1412 New Hampshire Rte 175, Holderness, NH 03245	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	8/11/2032	7.7	7.7	7.6	—%
Alicia L Wallace Agency Inc.	(#,^)	1549 Clairmont Rd, Decatur, GA 30033	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	8/11/2032	15.8	15.8	14.0	—%
Unihog Inc.	(#,^)	2 Center St., Hoosick Falls, NY 12090	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/11/2047	70.0	70.0	79.0	0.02%
Door Supply of Florida, Inc	(#)	815 NW 57th Court, Fort Lauderdale, FL 33309	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	8/11/2032	53.8	53.8	47.8	0.01%
Phillip Ramos Upholstery Inc.	(#,^)	3835 Elm St, Denver, CO 80207	Repair and Maintenance	Term Loan	Prime plus	2.75%	8/11/2032	22.5	22.5	20.0	0.01%
K&K Brannon Enterprises, LLC	(#)	209 Cindy Dr, Canyon Lake, TX 78133	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	8/10/2032	67.4	67.4	60.0	0.02%
GAINES PEST CONTROL	(#)	1627 Doncarol Ave, El Cajon, CA 92019	Administrative and Support Services	Term Loan	Prime plus	2.75%	8/9/2032	11.0	11.0	9.8	—%
Freemont Holdings, LLC DBA Esty Street Restaurant	(#,^)	86 Spring Valley Rd, Park Ridge, NJ 07656	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/9/2032	78.6	78.6	83.4	0.02%
MBM Enterprises INC	(#,^)	1087 W Webb Ln, Kaysville, UT 84037	Repair and Maintenance	Term Loan	Prime plus	2.75%	8/9/2032	87.5	87.5	79.3	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

VKDN LLC	(#)	300 N Highland Ave, Sherman, TX 75092	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/9/2032	81.8	81.8	72.7	0.02%
360 BC Group, Incdba360 Business Consulting;Douglass Markham Dixon;Deb	(#,^)	1835 W Orangewood Ave, Orange, CA 92868	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/8/2032	78.8	78.8	70.0	0.02%
Hometown Suburban Vending, Inc.	(#)	12358 S Latrobe Ave, Alsip, IL 60803	Nonstore Retailers	Term Loan	Prime plus	2.75%	8/8/2032	62.5	62.5	58.0	0.01%
J & R Property Management Services, Inc.	(#)	2626 Tampa Rd, Palm Harbor, FL 34684	Real Estate	Term Loan	Prime plus	2.75%	8/8/2032	11.0	11.0	9.8	—%
Renaissance Restoration, Ltd.	(#)	2310 Superior Ave, Ste 300, Cleveland, OH 44114	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/5/2032	85.5	85.5	76.5	0.02%
Edward Mims dba Blazzin Burgers Fries & Shakes	(#)	2502 Palmyra Rd, Albany, GA 31707	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/8/2032	15.0	15.0	13.5	—%
Precision Investment, a California Corporation	(#,^)	22111 Archibald Ave, Carson, CA 90745	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/5/2032	225.0	225.0	202.3	0.05%
Strategic Public Relations	(#)	1880 Century Park E, Ste 711, Los Angeles, CA 90067	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/5/2032	129.9	129.9	116.0	0.03%
Von Hegner Inc. dba The Bee Guy Rescue	(#)	10277 Burton St, New Port Richey, FL 34654	Administrative and Support Services	Term Loan	Prime plus	2.75%	8/5/2032	20.2	20.2	19.4	—%
Freshco KB, LLC dba D’Lite Bistro & Bakery	(#)	180 Crandon Blvd, Key Biscayne, FL 33149	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/5/2032	22.5	22.5	20.1	0.01%
Sunlit Best Green Organics LLC	(#,^)	554 Deer Ridge Ln S, Maplewood, MN 55119	General Merchandise Stores	Term Loan	Prime plus	2.75%	8/4/2032	87.5	87.5	77.8	0.02%
Hamida Meziane, dba Addiction	(#)	1272 78th St, Brooklyn, NY 11228	Personal and Laundry Services	Term Loan	Prime plus	6.5%	8/4/2032	11.0	11.0	11.2	—%
James Hartsell dba Hartsell Electric	(#)	133 Punohu Ln Unit 6, Lahaina, HI 96761	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/4/2032	22.5	22.5	20.4	0.01%
Thornton Rave Construction, LLC	(#)	1208 Philo Rd, Urbana, IL 61801	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/4/2032	22.5	22.5	20.0	0.01%
EBG Re-Sell LLC	(#)	26943 Ruether Ave., Santa Clarita, CA 91351	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	8/3/2032	15.0	15.0	13.3	—%
AMP Auto Collection LLC & TOO Holdings LLC	(#,^)	1730 W. Sunrise Blvd, Ft..Lauderdale, FL 33311	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	8/3/2047	445.5	445.5	486.0	0.12%
Kmorel Inc	(#,^)	9250 Stoney Ridge Ln, Alpharetta, GA 30022	Construction of Buildings	Term Loan	Prime plus	2.75%	8/2/2032	75.0	75.0	67.0	0.02%
The T.L. Brown Law Firm, P.C	(#)	3160 Camino Del Rio S, Ste 101, San Diego, CA 92108	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/2/2032	15.8	15.8	14.0	—%
1 Auto Liquidators	(#,^)	463493 State Rd 200, Yulee, FL 32097	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	8/2/2032	108.5	108.5	111.8	0.03%
California Coast Truck Repair, Inc.	(#)	11366 Woodside Ave., Santee, CA 92071	Repair and Maintenance	Term Loan	Prime plus	2.75%	8/2/2032	15.0	15.0	13.3	—%
Rogers Aviation, Inc	(#)	2210 Somerset Ln, Mundelein, IL 60060	Rental and Leasing Services	Term Loan	Prime plus	2.75%	8/1/2032	11.9	11.9	12.6	—%
Weatherlight Media LLC	(#,^)	3024 Beacon Blvd,, West Sacramento, CA 95691	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	7/29/2032	12.8	12.8	11.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Global Healthcare Agency LLC	(#)	556 Garrisonville Rd, Stafford, VA 22554	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	7/29/2047	73.7	73.7	80.3	0.02%
Educational Equity Services, LLC	(#,^)	3809 Elkhorn Cir, Bowie, MD 20716	Educational Services	Term Loan	Prime plus	2.75%	7/29/2032	87.0	87.0	77.4	0.02%
LC 1164 Broadway INC and LC 715 Broadway Inc.	(#,^)	1164 Broadway, Brooklyn, NY 11221	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/29/2032	124.8	124.8	111.0	0.03%
MCZ Enterprises, Inc. dba Assisted Living Locators	(#)	29 Magnolia Way, Bridgewater, MA 02324	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	7/29/2032	14.9	14.9	13.3	—%
Goldwright Investments LLC and Cedar Cryo Transport Inc	(#,^)	11500 Northwest Freeway Ste 459, Houston, TX 77092	Truck Transportation	Term Loan	Prime plus	2.75%	7/29/2032	292.8	292.8	292.8	0.07%
Mangia Clam Bar Inc and JC DT Holdings LLC	(#,^)	4817 SE Dixie Hwy, Stuart, FL 34997	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/29/2047	911.5	911.5	991.3	0.25%
Aerosphere Power Inc;Cartridge Actuated Devices, Inc	(#,^)	11 High Ridge Ln, Augusta, NJ 07822	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	7/29/2047	1,191.0	1,191.0	1,275.6	0.33%
Rigging & Welding Specialists, Inc. dba RWS Crane & Rigging	(#,^)	5800 Wade Rd,, Baytown, TX 77521	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	7/29/2032	1,242.9	1,242.9	1,246.9	0.32%
Saul Escala DDS, P.C dba Escala Family Dentistry	(#,^)	590 Federal Blvd, Denver, CO 80219	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	7/29/2032	152.8	152.8	142.2	0.04%
FactualVR, Inc	(#,^)	350 Warren St, Jersey City, NJ 07302	Publishing Industries (except Internet)	Term Loan	Prime plus	2.75%	7/29/2032	87.0	87.0	77.4	0.02%
Amado Trader LLC	(#,^)	5545 Bulls Bay Dr, Virginia Beach, VA 23462	Nonstore Retailers	Term Loan	Prime plus	2.75%	7/29/2032	87.0	87.0	77.4	0.02%
Overby Trucking Company LLC	(#)	11801 Northbrook Cir, Chesterfield, VA 23838	Truck Transportation	Term Loan	Prime plus	2.75%	7/29/2032	12.5	12.5	11.1	—%

Walker Trolleys LLC	(#)	6408 Llano Stage Trl, Austin, TX 78738	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	7/29/2032	22.4	22.4	20.0	0.01%
Battery Ninjas Inc	(#,^)	4563 Knight Rd, Macon, GA 31220	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus	2.75%	7/29/2032	218.7	218.7	194.9	0.05%
Eva Corp dba Premier Martial Arts	(#)	961 Sandstone Cir, Erie, CO 80516	Educational Services	Term Loan	Prime plus	2.75%	12/28/2032	19.0	19.0	17.8	—%
Practicing Perfection Institute, Inc	(#)	2780 South Jones Blvd Ste 3722, Las Vegas, NV 89146	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/28/2032	22.4	22.4	19.9	0.01%
Kingsbrook Healthcare Services PLLC	(#)	1230 River Bend Dr, Dallas, TX 75247	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	7/28/2032	14.9	14.9	13.3	—%
Nonno's Ice Cream Shoppe, Inc.	(#)	270 Seabury St,, Fall River, MA 02720	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/28/2032	19.7	19.7	18.9	—%
Cherish’D Crown	(#)	164 Roundabout Ct, Rocky Mount, NC 27804	Personal and Laundry Services	Term Loan	Prime plus	6.5%	7/28/2032	10.9	10.9	11.2	—%
Pinnacle Coating & Converting, Inc	(#,^)	212 National Ave, Spartanburg, SC 29303	Paper Manufacturing	Term Loan	Prime plus	2.75%	7/28/2032	263.9	263.9	280.1	0.07%
Pinnacle Coating & Converting, Inc	(#,^)	212 National Ave, Spartanburg, SC 29303	Paper Manufacturing	Term Loan	Prime plus	2.75%	7/28/2047	137.5	137.5	155.2	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Lonesome Rider Coffee LLC	(#,^)	415 Fletcher Pkwy, El Cajon, CA 92020	Nonstore Retailers	Term Loan	Prime plus	2.75%	7/28/2032	16.4	16.4	15.1	—%
Clava LLC	(#,^)	23682 Birtcher Dr, Lake Forest, CA 92630	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/28/2032	130.5	130.5	118.6	0.03%
Heroes Tap House LLC	(#)	4435 LIBERTY St S, Salem, OR 97302	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/28/2032	79.7	79.7	71.8	0.02%
Tetiana Maikovych	(#)	1918 Bellmore Ave, Bellmore, NY 11710	Personal and Laundry Services	Term Loan	Prime plus	6.5%	7/27/2032	12.4	12.4	12.7	—%
Rustic Red Door Company Inc	(#,^)	2180 Colflesh Rd, Perkiomenville, PA 18074	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	7/27/2032	99.4	99.4	88.4	0.02%
Holliston Asphalt & Concrete Inc.	(#,^)	157 - 165 Lowland St, Holliston, MA 01746	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	7/27/2032	398.0	398.0	359.7	0.09%
Via Pilates, LLC	(#)	1410 E Lake Mead Parkway #130, Henderson, NV 89015	Personal and Laundry Services	Term Loan	Prime plus	2.75%	11/27/2032	27.0	27.0	25.1	0.01%
Anne Mccarthy Law PC	(#)	11 Broadway, New York, NY 10004	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	7/27/2032	24.9	24.9	25.4	0.01%
KIJ Place LLC	(#,^)	132 E. Main St, Tipp City, OH 45371	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/27/2047	147.3	147.3	158.7	0.04%
OC Enterprise Development Inc	(#,^)	1701 E Edinger Ave #C13, Santa Ana, CA 92705	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	7/27/2032	22.4	22.4	19.9	0.01%
In the Round LLC dba Worley Sound	(#,^)	1305 Stratton Ave, Nashville, TN 37206	Rental and Leasing Services	Term Loan	Prime plus	2.75%	7/27/2032	167.8	167.8	164.8	0.04%
Shazad I Rasul dba Elite Construction	(#)	64 Nassau St, Islip Terrace, NY 11752	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	7/27/2032	24.9	24.9	25.4	0.01%
BEACON SEARCH GROUP INC	(#)	4201 W Sevilla St, Tampa, FL 33629	Administrative and Support Services	Term Loan	Prime plus	2.75%	7/27/2032	22.4	22.4	19.9	0.01%
Mendrop Engineering Resources	(#,^)	854 Wilson Dr, Ridgleland, MS 39157	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/27/2032	310.8	310.8	284.1	0.07%
Vanguard Utility Service, Inc.	(#,^)	1421 West 9th St, Owensboro, KY 42301	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	7/27/2032	124.3	124.3	110.6	0.03%
Naughton Energy Corporation	(#,^)	1898 PA-940, Pocono Pines, PA 18350	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	7/26/2032	619.5	619.5	616.2	0.16%
Surgical Republic LLC	(#,^)	428 Main St, Huntington Beach, CA 92648	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	7/26/2032	131.7	131.7	117.6	0.03%
ASAP Tobacco INC.	(#,^)	19042 Brookhurst St, Huntington Beach, CA 92646	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	7/26/2032	65.1	65.1	57.9	0.01%
RCS Oakleaf, LLC dba ORANGETHEORY FITNESS OAKLEAF	(#)	9610 Applecross Rd, Jacksonville, FL 32222	Personal and Laundry Services	Term Loan	Prime plus	2.75%	7/26/2032	45.4	45.4	40.4	0.01%
Accel Compression, Inc	(#,^)	4500 S County Rd 1310, Odessa, TX 79765	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	7/26/2032	248.6	248.6	240.6	0.06%
ASAP Tobacco 3 Inc dba Smokerz Land 2 Smoke Shop	(#,^)	222 E 17th St, Costa Mesa, CA 92627	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	7/26/2032	65.1	65.1	57.9	0.01%
Friendly Fish, LLC	(#)	1025 Nashville Pike, Gallatin, TN 37066	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/26/2032	67.9	67.9	61.1	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Martin FITT Group LLC	(#)	7935 S Sequola Dr, Gilbert, AZ 85298	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/26/2032	40.9	40.9	36.8	0.01%
Crescent Blue Insurance Agency, LLC	(#)	5398 East Mountain St #A, Stone Mountain, GA 30083	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	7/26/2032	14.8	14.8	13.1	—%
Galaxy Specialties LLC	(#)	14218 Nacogdoches Rd, San Antonio, TX 78247	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/26/2032	20.9	20.9	19.0	—%
The Dakota Hill Company &Big Sky Development Inc	(#)	316 Lake Point Ln, Belews Creek, NC 27009	Truck Transportation	Term Loan	Prime plus	2.75%	7/25/2032	102.7	102.7	91.3	0.02%
SwingShots LLC	(#,^)	3644 Springwell Ct, Douglasville, GA 30135	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/25/2032	22.4	22.4	20.6	0.01%
Mesh LLC	(#,^)	2900 44th Ave. N, Saint Petersburg, FL 33714	Furniture and Related Product Manufacturing	Term Loan	Prime plus	2.75%	7/25/2032	501.6	501.6	447.6	0.11%
Dom N' Tom Inc	(#,^)	11937 Shannon Court, Orland Park, IL 60467	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/25/2032	298.3	298.3	265.3	0.07%
Pioneer Welding and Fabrication, Inc	(#,^)	1051 Ocoee Apopka Rd, Apopka, FL 32703	Primary Metal Manufacturing	Term Loan	Prime plus	2.75%	7/22/2032	879.3	879.3	787.5	0.20%
Napoleon Tree Service, LLC	(#)	1321 Miller Ave, Winter Park, FL 32789	Administrative and Support Services	Term Loan	Prime plus	2.75%	7/22/2032	20.9	20.9	19.2	—%
Wesko Construction, LLC	(#)	143 Chatham St, Sanford, NC 27330	Construction of Buildings	Term Loan	Prime plus	2.75%	7/22/2032	124.3	124.3	112.0	0.03%
BE THE LIGHT DECOR LLC	(#)	389 Aspen Creek Court, Covington, LA 70433	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	7/22/2032	22.4	22.4	20.4	0.01%
Swan Dancewear LLC	(#,^)	234 Haverford Ave, Narberth, PA 19072	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	7/22/2032	54.1	54.1	48.2	0.01%
Samuel I. Mosco dba Flying Dutchman Cinema	(#)	1606 W Victory Blvd, Burbank, CA 91506	Administrative and Support Services	Term Loan	Prime plus	2.75%	7/22/2032	14.9	14.9	14.0	—%
Traditions Company LLC	(#,^)	14284 Lewis Ln, Nampa, ID 83686	Construction of Buildings	Term Loan	Prime plus	2.75%	7/22/2032	211.4	211.4	187.9	0.05%
JAQUEZA ENTERPRISES LLC	(#)	7901 4th St North Ste 300, ST. PETERSBURG, FL 33702	Truck Transportation	Term Loan	Prime plus	6.5%	7/22/2032	24.9	24.9	25.4	0.01%
Worth Steel Fabrication	(#,^)	24026 County Rd 3118, Winona, TX 75792	Primary Metal Manufacturing	Term Loan	Prime plus	2.75%	7/22/2032	397.8	397.8	372.0	0.09%
Royal Anvil LLC	(#)	9918 Harwin Dr, Houston, TX 77036	Repair and Maintenance	Term Loan	Prime plus	6.5%	7/22/2032	13.7	13.7	14.0	—%
SALU-SALO FILIPINO CUISINE LLC	(#)	7401 Matlock Rd, Arlington, TX 79002	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/22/2032	20.9	20.9	18.6	—%
OC Construction Management dba OCGP LLC	(#,^)	130 W 42nd St, New York, NY 10036	Construction of Buildings	Term Loan	Prime plus	2.75%	7/22/2032	745.6	745.6	663.0	0.17%
Bassett's Cricket Ranch, Inc	(#,^)	365 S. Mariposa Ave, Visalia, CA 93292	Animal Production and Aquaculture	Term Loan	Prime plus	2.75%	7/22/2032	87.0	87.0	92.3	0.02%
Kestrel 360 Inc	(#,^)	2700 Wells Dr, Hood River, OR 97031	Administrative and Support Services	Term Loan	Prime plus	2.75%	7/22/2032	248.6	248.6	221.6	0.06%
Hometown Branding LLC	(#)	3434 Kildaire Farm Rd, Cary, NC 27518	Nonstore Retailers	Term Loan	Prime plus	2.75%	7/21/2032	14.9	14.9	13.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sesolinc Group Inc	(#,^)	50 SE Ocean Blvd, Stuart, FL 34994	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	7/21/2047	153.3	153.3	173.1	0.04%
Western Motel, LLC	(#,^)	180 west Main St, Lovell, WY 82431	Accommodation	Term Loan	Prime plus	2.75%	7/21/2047	115.1	115.1	130.0	0.03%
Anitas Home LLC	(#)	3345 SW 67th Ave, Miami, FL 33155	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	6.5%	7/21/2032	24.9	24.9	25.4	0.01%
Hamilton & Associates Real Estate Firm	(#,^)	11776 W Sample Rd, Coral Springs, FL 33065	Real Estate	Term Loan	Prime plus	2.75%	7/21/2047	152.6	152.6	168.7	0.04%
A-Squared Plus Investments and Properties dba Utopian Gaming	(#)	605 Lapalco Blvd, Ste J, Greta, LA 70056	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	7/20/2032	50.4	50.4	45.7	0.01%
TNT Family Entertainment	(#)	7010 S state HWY 78,, Sachse, TX 75048	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/20/2048	644.7	644.7	702.1	0.18%
M&L Appliance Services, Inc.	(#,^)	11 Chrysanthemum Court, Sewell, NJ 08080	Repair and Maintenance	Term Loan	Prime plus	2.75%	7/20/2032	22.4	22.4	19.9	0.01%
Altick Incorporated	(#,^)	506 Sequoia Ave, Redwood City, CA 94061	Real Estate	Term Loan	Prime plus	2.75%	7/20/2032	62.1	62.1	55.3	0.01%
Bread & Culture LLC	(#,^)	1958 Washington Valley Rd, Martinsville, NJ 08836	Food Manufacturing	Term Loan	Prime plus	2.75%	7/20/2032	14.9	14.9	13.9	—%
Quickscript, Inc.	(#,^)	18191 Von Karman Ave, Irvine, CA 92612	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/20/2032	87.0	87.0	77.4	0.02%
JJD Vending LLC	(#)	10950 SW 40th Tr, Miami, FL 33165	Nonstore Retailers	Term Loan	Prime plus	6.5%	7/19/2032	24.9	24.9	25.4	0.01%
Settimio Consulting Services Inc	(#,^)	2401 Executive Plz Rd, Pensacola, FL 32504	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/19/2032	87.0	87.0	77.3	0.02%
Khaled Alammari	(#,^)	1474 Broadway Ave, San Pablo, CA 94806	Food and Beverage Stores	Term Loan	Prime plus	2.75%	7/19/2032	74.6	74.6	66.5	0.02%
K 12 Culinary Connection LLC	(#)	6025 Hardin Dr, Bryant, AR 72022	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/19/2032	48.5	48.5	43.1	0.01%
White Caps Stewardship LLC	(#)	26040 Detroit Rd, Westlake, OH 44145	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	7/19/2032	12.4	12.4	12.7	—%
AG & B CONSTRUCTION, INC dba Bella Closets and Cabinets	(#,^)	1819 Belcroft Ave, South El Monte, CA 91733	Construction of Buildings	Term Loan	Prime plus	2.75%	7/19/2032	124.3	124.3	111.1	0.03%
Lusby Law, PA	(#)	2860 Ward Blvd,, Wilson, NC 27893	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	7/19/2032	24.9	24.9	25.4	0.01%
The Toota Group LLC	(#)	1367 Rt 88, Lakewood, NJ 08701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	7/19/2032	14.9	14.9	13.3	—%
FOURTH GENERATION APPAREL INC	(#)	12 Meridian Dr, Safety Harbor, FL 34695	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	7/18/2032	59.8	59.8	53.2	0.01%
Turo Fitness Holdings LLC	(#)	2054 Beacon Manor Dr, Fort Myers, FL 33907	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/18/2032	8.9	8.9	8.4	—%
Inklings Book Shoppe LLC	(#)	2120 S Combee Rd, Lakeland, FL 33801	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	7/18/2032	8.6	8.6	7.7	—%
Step by Step Speech Corporation	(#)	1400 NW 107th Ave, Miami, FL 33172	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	7/15/2032	24.9	24.9	25.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Get Your Beauty On LLC	(#)	11150 Huron St, Northglenn, CO 80234	Personal and Laundry Services	Term Loan	Prime plus	2.75%	7/15/2032	10.4	10.4	9.4	—%
Yasmin E Sorte Consulting LLC	(#,^)	317 Hamlet Cir, Berwyn, PA 19312	Social Assistance	Term Loan	Prime plus	2.75%	7/15/2032	62.5	62.5	55.5	0.01%
HCA84 LLC dba Lifestar Home Care	(#,^)	312 Old Home Pl, Oklahoma City, OK 73099	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	7/15/2032	111.8	111.8	115.7	0.03%
Fresh-Start, LLC	(#,^)	4055 Club Manor Dr, Pueblo, CO 81008	Administrative and Support Services	Term Loan	Prime plus	2.75%	7/15/2047	121.9	121.9	136.5	0.03%
Smile Market Inc	(#,^)	2335 NW 107th Ave, Apt # B57, Miami, FL 33172	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	7/14/2032	87.0	87.0	77.4	0.02%
Signature Automotive Accessories Inc	(#,^)	330 Providence St, West Warwick, RI 02893	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	7/14/2047	131.6	131.6	142.3	0.04%
J J Theibault Jr Landscape Designer Inc	(#,^)	1245 Ridge Ave, Lakewood, NJ 08701	Repair and Maintenance	Term Loan	Prime plus	2.75%	7/14/2032	22.4	22.4	23.8	0.01%
Law Office of Katia Teirstein PLLC	(#,^)	40 Powder Horn Rd, Cortlandt Manor, NY 10567	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/14/2032	22.4	22.4	19.9	0.01%
SGS Fit Bis	(#)	777 Biscayne Blvd., Miami, FL 33132	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	1/14/2033	84.7	84.7	90.2	0.02%
Arcadia Family Fun Center LLC	(#,^)	925 S Oakwood Ave, Geneseo, IL 61254	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/14/2047	87.4	87.4	98.7	0.03%
CMK General Enterprises dba Aamco Transmissions and Total Car Care	(#)	51 Goering Ave, Cheektowaga, NY 14225	Repair and Maintenance	Term Loan	Prime plus	2.75%	7/13/2032	58.4	58.4	53.7	0.01%
Know Pressure Washing, LLC	(#,^)	2645 Pebble Valley, San Antonio, TX 78232	Administrative and Support Services	Term Loan	Prime plus	2.75%	7/13/2032	7.9	7.9	7.4	—%
AD Creations, LLC dba Essence Day Spa	(#)	505 18th Ave N Unit B Apartment G, Myrtle Beach, SC 29577	Personal and Laundry Services	Term Loan	Prime plus	6.5%	7/12/2032	24.9	24.9	25.4	0.01%
WHOLEVEL LLC	(#)	13007 SW 68th Tr, Miami, FL 33183	Nonstore Retailers	Term Loan	Prime plus	6.5%	7/8/2032	24.9	24.9	25.4	0.01%
MoreHair City Salon LLC	(#)	412 Evans St, Morehead City, NC 28557	Personal and Laundry Services	Term Loan	Prime plus	6.5%	7/8/2032	24.9	24.9	25.4	0.01%
Gregory P. Jellenek, O.D. & Associates, P.C	(#)	1490 Quarterpath Rd, Williamsburg, VA 23185	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	7/8/2032	43.5	43.5	39.2	0.01%
Dusty Rose Farm LLC	(#,^)	11150 NE 36th Ave, Anthony, FL 32617	Support Activities for Agriculture and Forestry	Term Loan	Prime plus	2.75%	7/8/2032	17.9	17.9	18.6	—%
Juan Gutierrez	(#)	538 N 2nd St, El Cajon, CA 92021	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/8/2032	15.7	15.7	13.9	—%
Inkk Culture Tattoo LLC and N.D.L Properties, LLC	(#,^)	840 E River Pl, Jackson, MS 39202	Personal and Laundry Services	Term Loan	Prime plus	2.75%	7/8/2047	118.0	118.0	131.4	0.03%
LED UNLIMITED LLC	(#)	2604 San Eduardo, Mission, TX 78572	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	7/8/2032	24.9	24.9	25.4	0.01%
Llamaste, Inc	(#)	369 Court St, Brooklyn, NY 11231	Educational Services	Term Loan	Prime plus	2.75%	7/7/2032	84.5	84.5	76.0	0.02%
Monark Insurance Agency Inc	(#,^)	100 S Public Rd, Unit A, Lafayette, CO 80026	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	7/7/2047	62.9	62.9	69.8	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

MODERN AESTHETICS LLC	(#)	1350 Market St, Tallahassee, FL 32312	Personal and Laundry Services	Term Loan	Prime plus	6.5%	7/7/2032	24.9	24.9	25.4	0.01%
Seven Bicycles, Inc dba Supercuts	(#,^)	1880 Sharon Way, Reno, NV 89509	Personal and Laundry Services	Term Loan	Prime plus	2.75%	7/7/2032	152.9	152.9	162.3	0.04%
Payton Violins LLC	(#,^)	84 Scio St, Rochester, NY 14604	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	7/6/2032	190.1	190.1	169.8	0.04%
Artisan Inspired	(#)	617 Fava Dr, Vineland, NJ 08360	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	7/5/2032	8.1	8.1	7.2	—%
Somerset Equestrian Trading LLC	(#,^)	1651 SE 195th Tr, Morriston, FL 32668	Nonstore Retailers	Term Loan	Prime plus	2.75%	7/5/2032	15.7	15.7	13.9	—%
IN THIS MOMENT TRUCKING LLC	(#)	142 walnut St, Kunkletown, PA 18058	Truck Transportation	Term Loan	Prime plus	6.5%	7/5/2032	24.9	24.9	25.4	0.01%
I/O Trak Inc	(#,^)	830 Sunshine Ln, Altamonte Springs, FL 32714	Data Processing, Hosting, and Related Services	Term Loan	Prime plus	2.75%	7/1/2032	68.3	68.3	72.5	0.02%
Paris Woodhull	(#)	112 S Gay St, Knoxville, TN 37902	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	6.5%	6/30/2032	19.8	19.8	20.3	0.01%
Nerds Xpress, LLC and Barlow Executive Properties	(#,^)	25240 Lasher Rd,, Southfield, MI 48033	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/30/2047	309.8	309.8	328.1	0.08%
Storm-Tek, INC	(#,^)	100 Glenborough Dr, Houston, TX 77060	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	6/30/2032	123.6	123.6	116.0	0.03%
2XP VENTURES LLC	(#)	4670 Azalea Dr, Naples, FL 34119	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/30/2032	22.5	22.5	23.0	0.01%
Westside Quick Services LIMITED LIABILITY COMPANY	(#)	9018 Cambridge Ave N, Minneapolis, MN 55443	Administrative and Support Services	Term Loan	Prime plus	6.5%	6/30/2032	24.8	24.8	25.3	0.01%
Performance Paint INC and Snyder Holding LLC	(#,^)	431 E Main St, Brownsburg, IN 46112	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/30/2047	100.8	100.8	113.8	0.03%
Priam Vineyards LLC; Winiarski Family Properties LLC ;Winiarski Family	(#,^)	11 Shailor Hill Rd, Colchester, CT 06415	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	6/30/2047	740.7	740.7	779.4	0.20%
Zeigler Concrete Reinforcing, Inc	(#,^)	2334 Babbitt Ave, Orlando, FL 32833	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/30/2032	105.0	105.0	94.0	0.02%
J. F. Medeiros Construction Inc	(#,^)	20471 3rd St, Hilmar, CA 95324	Construction of Buildings	Term Loan	Prime plus	2.75%	6/30/2032	62.0	62.0	55.2	0.01%
Art of Touch Therapeutic Massage and Healing Clinic Audra Erickson LLC	(#)	4415 NE Sandy Blvd, Portland, OR 97213	Personal and Laundry Services	Term Loan	Prime plus	6.5%	6/30/2032	8.9	8.9	9.1	—%
Orthologo Inc.	(#,^)	911 N MacArthur Blvd, Irving, TX 75061	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	6/30/2032	160.7	160.7	168.7	0.04%
Scenic Vans LLC dba Scenic Vanlife Rentals	(#,^)	3250 Granite Creek Pl, Newcastle, CA 95658	Rental and Leasing Services	Term Loan	Prime plus	2.75%	6/30/2032	69.2	69.2	73.5	0.02%
Nerds Xpress, LLC and Barlow Executive Properties	(#,^)	25240 Lasher Rd, Southfield, MI 48033	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/30/2032	163.4	163.4	145.3	0.04%
Industrial Control Concepts Inc;ICC Northwest Inc & 301 Memorial LLC	(#,^)	301 Memorial Dr, St. Louis, MO 63102	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/30/2047	1,247.0	1,247.0	1,293.6	0.33%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

VELEZ ENTERPRISES, LLC	(#,^)	5602 Heritage Oak Dr, Portola Hills, CA 92679	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/30/2032	330.4	330.4	293.8	0.07%
Omega Express Home Loans Corporation	(#,^)	6016 Belfast Way, Roseville, CA 95747	Credit Intermediation and Related Activities	Term Loan	Prime plus	2.75%	6/30/2032	17.1	17.1	15.2	—%
Learn Smart Pre School Inc	(#,^)	145 Mortimer Ave, Rutherford, NJ 07070	Social Assistance	Term Loan	Prime plus	2.75%	6/30/2047	224.5	224.5	249.5	0.06%
Viking Athletics LLC	(#)	635 New Park Ave, West Hartford, CT 06110	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	6.5%	6/29/2032	24.8	24.8	25.3	0.01%
SHY Beauty Inc	(#)	5458 N Ashland Ave, Chicago, IL 60640	Personal and Laundry Services	Term Loan	Prime plus	6.5%	6/29/2032	22.3	22.3	22.8	0.01%
JAG Medical Services	(#,^)	105 S Cedar St, Summerville, SC 29483	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/29/2032	14.8	14.8	13.4	—%
Car Venient Auto LLC	(#,^)	2035 Ashby Rd, St. Louis, MO 63114	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	6/29/2047	55.4	55.4	62.6	0.02%
AA LLC	(#,^)	5761 W 73rd St, Indianapolis, IN 46278	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/29/2032	422.6	422.6	383.9	0.10%
Gyer Medical Billing LLC	(#)	26210 Christen Canyon Ln, Richmond, TX 77406	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/29/2032	19.8	19.8	20.3	0.01%
The Blonde Bistro LLC and Ciara June Semack	(#,^)	2042 Axemann Rd, Bellefonte, PA 16823	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/29/2047	140.9	140.9	158.3	0.04%
Nano Pharmaceutical Laboratories, LLC	(#,^)	700 W. Mississippi Ave, Denver, CO 80223	Chemical Manufacturing	Term Loan	Prime plus	2.75%	6/29/2032	741.5	741.5	686.9	0.18%
Knowledge Analytics Inc	(#,^)	11716 Woodthrush Ln, Potomac, MD 20854	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/28/2032	173.3	173.3	154.1	0.04%
Stephen Key	(#,^)	9140 Stonegarden Dr, Lorton, VA 22079	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/28/2032	13.9	13.9	12.4	—%
BOBWHITE COUNTER LLC	(#,^)	150 Warren St, Jersey City, NJ 07302	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/28/2032	148.3	148.3	132.9	0.03%
Digimatics Inc	(#,^)	4011 Vermaas Ave, Toledo, OH 43612	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	6/28/2032	51.9	51.9	54.2	0.01%
Tres Marine Corp and Mark Compeaux	(#,^)	142 Evangeline Dr, Houma, LA 70360	Support Activities for Mining	Term Loan	Prime plus	2.75%	6/28/2032	889.8	889.8	837.7	0.21%
TRI-COUNTY SWEEPING SERVICES, INC	(#,^)	4900 SW 51st St, Davie, FL 33314	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/28/2032	173.0	173.0	153.8	0.04%
T Z Trading Inc	(#,^)	25511 Budde Rd Ste 1503, The Woodlands, TX 77380	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	6/28/2032	210.1	210.1	213.0	0.05%
Skladco LLC	(#,^)	25 Wareham St, Middleborough, MA 02346	Nonstore Retailers	Term Loan	Prime plus	2.75%	6/28/2032	16.3	16.3	14.5	—%
T.S.W RESIDENTIAL & COMMERCIAL SERVICES, INC	(#,^)	787 Commerce Dr, Venice, FL 34292	Construction of Buildings	Term Loan	Prime plus	2.75%	6/28/2032	173.0	173.0	153.9	0.04%
ACME Saw and Supply and Lodgepole, INC	(#,^)	1204 E Main St, Stockton, CA 95205	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	6/27/2032	530.3	530.3	479.1	0.12%
Jump Jump LLC	(#,^)	12600 Appaloosa Chase Dr, Austin, TX 78732	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/27/2047	194.0	194.0	213.6	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Solshine Yoga LLC	(#)	96 College Heights Blvd, Clemson, SC 29631	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/27/2032	28.7	28.7	30.4	0.01%
Torchmark Enterprises Inc dba Mwah Flowers	(#,^)	1086 Broadway, Brooklyn, NY 11221	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	6/27/2032	104.5	104.5	92.8	0.02%
Recovery Pathways LLC	(#,^)	863 N Pine Rd Ste A, Essexville, MI 48732	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/27/2032	137.2	137.2	121.8	0.03%
ESD Homes LLC	(#,^)	196 14th St NW, Atlanta, GA 30318	Construction of Buildings	Term Loan	Prime plus	2.75%	6/27/2032	74.3	74.3	66.0	0.02%
Golden Phoenix Construction Company, Inc	(#,^)	37 N Altadenda Dr, Pasadena, CA 91107	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/27/2032	457.3	457.3	432.7	0.11%
Fara Bender DMD PA	(#)	6169 Jog Rd Unit B-5, Lake Worth, FL 33467	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/27/2032	104.7	104.7	96.7	0.02%
SAM'S PLACE LOTTERY & TOBACCO, INC	(#,^)	189 Manheim Rd, Schuylkill Haven, PA 17972	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	6/27/2032	247.2	247.2	219.4	0.06%
JT Way LLC ;Genthree LLC ;Case Restaurant Group &Sonshine Group	(#,^)	330 Greater Butler Mart, Butler, PA 16001	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/27/2032	197.7	197.7	176.5	0.05%
Suha Restaurants LLC	(#,^)	8211 Byron Center Ave SW, Byron Center, MI 49315	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/24/2032	18.5	18.5	19.6	0.01%
AVVA MINA INC dba Doctor's Choice Pharmacy	(#,^)	639 N 13th Ave, Upland, CA 91786	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	6/24/2032	123.6	123.6	109.7	0.03%
JDT Pickup and Delivery Service LLC	(#)	2870 Gonzaga Ave, Richmond, CA 94806	Couriers and Messengers	Term Loan	Prime plus	6.5%	6/24/2032	24.8	24.8	25.2	0.01%
Jadar Entertainment LLC	(#,^)	468 N Camden Dr, Beverly Hills, CA 90210	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	6/24/2032	86.5	86.5	76.8	0.02%
Don Green Electric LLC	(#,^)	1209 SE Dixie Cut Off Rd, Stuart, FL 34994	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/24/2032	81.8	81.8	72.6	0.02%
The Concrete Company, LLC and Cabriales Holding LLC	(#,^)	10940 S Parker Rd, Parker, CO 80134	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	6/24/2047	346.7	346.7	339.1	0.09%
Northern Builders LLC	(#,^)	30 Porter St, Littleton, NH 03561	Construction of Buildings	Term Loan	Prime plus	2.75%	6/24/2032	444.9	444.9	414.4	0.11%
Digital Dream Labs, Inc	(#,^)	6022 Broad St, Pittsburgh, PA 15206	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	6/24/2032	865.0	865.0	784.6	0.20%
Penny Almond, LPC, LLC	(#)	1401 Malvern Ave Ste 260, Hot Springs, AR 71901	Social Assistance	Term Loan	Prime plus	6.5%	6/23/2032	24.8	24.8	25.2	0.01%
CT Mets Baseball Academy LLC	(#,^)	216 Foxon Rd, North Branford, CT 06471	Educational Services	Term Loan	Prime plus	2.75%	6/23/2032	57.8	57.8	51.5	0.01%
Tocino Strategies LLC	(#)	7133 E Plata Ave, Mesa, AZ 85212	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/23/2032	24.8	24.8	25.2	0.01%
Ebony T Grimes dba Grimes Day Care	(#)	5231 Oxford Ave, Philadelphia, PA 19124	Social Assistance	Term Loan	Prime plus	6.5%	6/23/2032	12.4	12.4	12.6	—%
Adelko Inc	(#,^)	9937 Shirley Ave, Northridge, CA 91324	Real Estate	Term Loan	Prime plus	2.75%	6/23/2032	51.9	51.9	46.1	0.01%
Chicago Knife Works Inc	(#,^)	6427 Dempster St, Morton Grove, IL 60053	Nonstore Retailers	Term Loan	Prime plus	2.75%	6/23/2032	74.1	74.1	65.8	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Perfect Day NY LLC	(#)	384 Knickerbocker Ave, Brooklyn, NY 11237	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	6.5%	6/23/2032	23.8	23.8	24.3	0.01%
ABC Intercargo LLC	(#,^)	2700 Glades Cir, Weston, FL 33327	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/23/2032	102.6	102.6	91.5	0.02%
TRUYOU RENEW LLC	(#,^)	38221 Plymouth Rd, Livonia, MI 48150	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/23/2032	44.5	44.5	42.2	0.01%
JNH Consulting Services, LLC and AllTax Associates, LLC	(#,^)	2107 Sherry St, Arlington, TX 76010	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/23/2032	116.2	116.2	103.1	0.03%
Creamalicious Inc	(#,^)	6953 Tarragon Ct, Liberty Township, OH 45011	Food Manufacturing	Term Loan	Prime plus	2.75%	6/23/2032	87.7	87.7	77.9	0.02%
Nerac, Inc	(#,^)	1 Technology Dr aka 303 Merrow Rd, Tolland, CT 06084	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/22/2047	491.4	491.4	554.8	0.14%
On Point Med Spa & Wellness Center LLC	(#,^)	799 Christmas Ave, Bethlehem, GA 30620	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/22/2032	85.3	85.3	77.4	0.02%
Diabs, LLC	(#,^)	2395 San Siro St, Henderson, NV 89044	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	6/22/2032	9.1	9.1	8.1	—%
Talley Brothers, Inc	(#,^)	210 Executive Dr, Newark, DE 19702	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/22/2032	86.5	86.5	76.8	0.02%
Power Move Ventures LLC	(#,^)	3700 S Conway Rd, Orlando, FL 32812	Nonstore Retailers	Term Loan	Prime plus	2.75%	6/22/2032	22.2	22.2	19.7	0.01%
Orbilibrium Corporation and Mathew Wanyama	(#,^)	102 Pawnee Dr, Montgomery, TX 77316	Real Estate	Term Loan	Prime plus	2.75%	6/22/2047	22.4	22.4	25.3	0.01%
Ageless Simplicity LLC	(#,^)	21800 Towncenter Plz 239, Sterling, VA 20164	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/22/2032	22.2	22.2	21.0	0.01%
Truth Excavation LLC	(#,^)	164 Wahikuli Rd, Lahaina, HI 96761	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/22/2032	86.5	86.5	91.7	0.02%
MJ Enterprise Holdings Inc	(#,^)	2600 Cabover Dr, Hanover, MD 21076	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/22/2032	21.2	21.2	19.0	—%
Conliff Solutions LLC	(#,^)	23664 Jayadev Ter, Brambleton, VA 20148	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/22/2032	14.8	14.8	13.2	—%
MedAir Labs, LLC	(#,^)	10500 Antenucci Blvd, Garfield Heights, OH 44125	Machinery Manufacturing	Term Loan	Prime plus	2.75%	6/22/2032	370.7	370.7	393.0	0.10%
The Hills Tandem LLC	(#,^)	132 Palmer Pointe Way, Holly Springs, NC 27540	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/22/2032	59.3	59.3	52.9	0.01%
Empire Countertops LLC	(#,^)	1137 enterprise Dr, Pilot Point, TX 76258	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	6/21/2032	840.3	840.3	797.3	0.20%
Prancing Paws Grooming Salon LLC	(#,^)	120 N Main St, Germantown, OH 45327	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/21/2047	17.5	17.5	19.1	—%
Empire Countertops LLC	(#,^)	1137 Enterprise Dr, Pilot Point, TX 76258	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	6/21/2032	271.9	271.9	288.2	0.07%
Maria Pena	(#,^)	537 Swallow Ln, Lodi, CA 95240	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/21/2032	17.1	17.1	17.7	—%
Shawn Soiland	(#,^)	10 Ascot Dr, Santa Rosa, CA 95403	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/20/2032	86.5	86.5	81.1	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Jason Howard	(#,^)	5459 Sherman Ave SE, Huron, SD 57350	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/20/2032	18.7	18.7	16.6	—%
Mistry's Custom Solutions LLC dba American Body Works	(#,^)	420 S Mill St., Lewisville, TX 75057	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/17/2032	86.5	86.5	76.8	0.02%
HYGCO	(#,^)	2000 Anchor Ct, Thousand Oaks, CA 91320	Chemical Manufacturing	Term Loan	Prime plus	2.75%	6/17/2032	185.4	185.4	181.6	0.05%
Foundation Business Enterprises, LLC	(#,^)	744 Noah Dr, Jasper, GA 30143	Construction of Buildings	Term Loan	Prime plus	2.75%	6/17/2032	129.8	129.8	115.2	0.03%
Carlos Eduardo Cuesta	(#,^)	2304 Silver Palm Dr, Kissimmee, FL 34747	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/17/2032	19.6	19.6	17.4	—%
YDK Enterprise LLC	(#)	115 Mowbray Dr, Kew Gardens, NY 11415	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/17/2032	24.8	24.8	25.2	0.01%
H & M Associates LLC	(#,^)	108 Harlow St, Pittsburgh, PA 15218	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	6/17/2032	17.9	17.9	15.9	—%
Teleflex Group Inc dba TL Cargo	(#,^)	8520 nw 66 St, Miami, FL 33166	Support Activities for Transportation	Term Loan	Prime plus	2.75%	6/17/2032	42.0	42.0	38.3	0.01%
Mendoza Trucking and Logistics INC	(#,^)	2320 Greenbriar Dr, Chula Vista, CA 91915	Truck Transportation	Term Loan	Prime plus	2.75%	6/17/2032	22.2	22.2	19.7	0.01%
Finch Clinic, P.L.L.C. dba Axcel Treatment and Recovery	(#,^)	1105 Memorial Dr,, Denison, TX 75020	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/17/2032	72.3	72.3	68.9	0.02%
Biocanic, Inc	(#,^)	4976 Foothill Blvd, San Diego, CA 92109	Publishing Industries (except Internet)	Term Loan	Prime plus	2.75%	6/17/2032	61.8	61.8	54.8	0.01%
Muse Enterprises Inc	(#,^)	498 County Rd 4711, Kempner, TX 76539	Construction of Buildings	Term Loan	Prime plus	2.75%	6/17/2032	50.7	50.7	48.9	0.01%
STAFFINGPOINT LLC	(#,^)	3371 Baywood Tr, Fremont, CA 94536	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/17/2032	14.8	14.8	13.2	—%
KT Supply LLC	(#,^)	39 Graphic Pl, Moonachie, NJ 07024	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/16/2032	86.5	86.5	76.8	0.02%
Soapbox Studio, LLC and The Vault Recording Lounge, LLC	(#)	4031 Fambrough Dr, Powder Springs, GA 30127	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	6/16/2032	123.5	123.5	121.1	0.03%
Gentle Partners in Hospice LLC	(#,^)	1635 NE Interstate 410 Loop Ste 501, San Antonio, TX 78209	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	6/16/2032	68.0	68.0	60.3	0.02%
Edgar Almanzar Insurance Agency Inc.	(#,^)	477 central Ave, White Plains, NY 10606	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	6/16/2032	22.2	22.2	19.7	0.01%
Erin Cervantes dba Security Carpet Cleaners	(#,^)	P O Box 28215, San Antonio, TX 78228	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/16/2032	11.0	11.0	9.8	—%
SM Car Sales Inc	(#)	2340 Royal Ln,, Dallas, TX 75229	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	6.5%	6/16/2032	24.9	24.9	25.4	0.01%
Premier Healthcare Service	(#)	1015 Eden Way North, Chesapeake, VA 23320	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	10/16/2047	110.6	110.6	124.8	0.03%
Daedalus Works LLC	(#,^)	17 RD 3500, Flora Vista, NM 87415	Machinery Manufacturing	Term Loan	Prime plus	2.75%	6/15/2032	47.0	47.0	46.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

KLZS Electric LLC dba Mr Electric of Middleton	(#,^)	285 E Deer Trail Rd, Clayton, DE 19938	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/15/2032	11.9	11.9	10.5	—%
Innovative Concepts Construction LLC	(#,^)	2196 Fenton Pkwy,, San Diego,, CA 92108	Construction of Buildings	Term Loan	Prime plus	2.75%	6/14/2032	11.1	11.1	9.9	—%
Spend Less Store LLC	(#)	516 E Juanita Ave, Ste 3, Mesa, AZ 85204	Food and Beverage Stores	Term Loan	Prime plus	6.5%	6/14/2032	24.8	24.8	25.2	0.01%
Jand J Darling Ventures dba Clean Air Lawn Care Austin NW	(#)	5404 Pendleton LN, Austin, TX 78723	Administrative and Support Services	Term Loan	Prime plus	6.5%	6/14/2032	9.9	9.9	10.1	—%
Signature Nail Salon Inc.	(#)	11505 NE Fourth Plain Blvd, Ste F3, Vancouver, WA 98662	Personal and Laundry Services	Term Loan	Prime plus	6.5%	6/14/2032	14.9	14.9	15.1	—%
Rupisan Companies, LLC	(#)	30 N Gould St, Sheridan, WY 82801	General Merchandise Stores	Term Loan	Prime plus	2.75%	6/14/2032	22.2	22.2	19.7	0.01%
Coast 2 Coast Consulting, LLC	(#,^)	5630 S Garth Ave, Los Angeles, CA 90056	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/13/2032	22.2	22.2	19.7	0.01%
J LaMendola Physical Therapy PC	(#)	1100 Clove Rd Ste G-C, Staten Island, NY 10301	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/10/2047	151.0	151.0	167.6	0.04%
ALLIANCE DIGITAL PROPERTIES INC	(#,^)	1407 Foothill Blvd 305, La Verne, CA 91750	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/10/2032	22.2	22.2	19.7	0.01%
Sebastian Castelli, PA	(#,^)	12187 Beach Blvd, Jacksonville, FL 32246	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/10/2032	74.1	74.1	66.3	0.02%
Nepal Dog Treat LLC	(#,^)	11775 Stratford House Pl #303,, Reston, VA 20190	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	6/10/2032	247.2	247.2	219.4	0.06%
Code 3 Security LLC	(#,^)	6401 Eldorado Pkwy, McKinney, TX 75070	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/10/2032	22.2	22.2	19.7	0.01%
American Plumbing Solutions Inc	(#,^)	34 11th Ave, Farmingdale, NY 11735	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/10/2032	22.2	22.2	19.7	0.01%
Ridge Renovation and Construction LLC	(#,^)	1736 E Greenway St, Mesa, AZ 85203	Construction of Buildings	Term Loan	Prime plus	2.75%	6/10/2032	56.8	56.8	51.8	0.01%
Spartan Bikes, LLC	(#,^)	2974 N Alma School Rd, Chandler, AZ 85224	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	6/10/2032	22.2	22.2	19.7	0.01%
Triple Bs Inc	(#,^)	12189 Livingston Rd, Manassas, VA 20109	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	6/10/2032	86.5	86.5	77.3	0.02%
EDIA World LLC	(#)	3345 SW 67th Ave, Miami, FL 33155	Nonstore Retailers	Term Loan	Prime plus	6.5%	6/9/2032	24.8	24.8	25.2	0.01%
Folcon LLC	(#,^)	516 West Walnut St, Kalamazoo, MI 49007	Real Estate	Term Loan	Prime plus	2.75%	6/9/2047	42.2	42.2	46.3	0.01%
GEMsmash LLC	(#,^)	2025 Belford Dr, Walnut Creek, CA 94598	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	6/9/2032	86.5	86.5	81.4	0.02%
Lighting Management Inc	(#,^)	618 Corporate Way, Valley Cottage, NY 10989	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/9/2032	365.7	365.7	324.6	0.08%
Ballard Construction LLC	(#,^)	440 Timothy St, Junction City, OR 97448	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/9/2032	86.5	86.5	91.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Machfu Inc	(#,^)	9200 Corporate Blvd, Rockville, MD 20850	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	6/9/2032	86.5	86.5	76.8	0.02%
TKSPizza LLC	(#,^)	505 Hansen Ave, Butler, PA 16001	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/9/2032	22.2	22.2	23.5	0.01%
3Dio, LLC	(#,^)	5900 NE 152nd Ave, Vancouver, WA 98682	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	6/9/2032	98.9	98.9	87.8	0.02%
Hurricane Beauty LLC	(#,^)	1110 Vandon Loop, Berlin, NJ 08009	Nonstore Retailers	Term Loan	Prime plus	2.75%	6/8/2032	14.8	14.8	13.2	—%
Stella del Mare, LLC	(#,^)	2804 NE 8th St, Homestead, FL 33033	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/8/2032	12.6	12.6	11.2	—%
CarrThom Development, LLC	(#,^)	52 T St NW, Washington, DC 20001	Construction of Buildings	Term Loan	Prime plus	2.75%	6/8/2032	106.3	106.3	94.3	0.02%
MFT Solutions LLC	(#)	110 E 43rd St, Boise, ID 83714	Repair and Maintenance	Term Loan	Prime plus	6.5%	6/8/2032	14.9	14.9	15.1	—%
ALL OFF GRID, LLC	(#,^)	10927 Big Lake Rd, Wasilla, AK 99694	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/8/2032	22.2	22.2	21.6	0.01%
Black Martin Brands LLC	(#,^)	9N915 Heatherington Pl, Elgin, IL 60124	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	6/8/2032	22.2	22.2	19.7	0.01%
PERU Q PRODUCTS LLC	(#,^)	21772 Ladyslipper Square, Ashburn, VA 20147	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	6/8/2032	18.5	18.5	16.4	—%
Iron Valley Insurance Services Inc	(#,^)	2366 Navigation Cir, Placentia, CA 92870	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	6/8/2032	11.1	11.1	9.9	—%
ANK Waterfront Real estate Inc and ANK Waterfront Inc	(#,^)	3322 Sheridan Rd, Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/7/2047	488.2	488.2	511.1	0.13%
FOOTHILL FEED AND MERCANTILE LLC	(#)	1330 GEIGER GRADE Rd, RENO, NV 89521	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	6.5%	6/7/2032	19.3	19.3	19.7	0.01%
C.I.I. INC	(#,^)	6001 S Decatur Blvd.,, Las Vegas, NV 89118	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	6/7/2032	369.0	369.0	327.7	0.08%
SMART LOGISTICS LLC	(#,^)	600 Getty Ave, Clifton, NJ 07011	Truck Transportation	Term Loan	Prime plus	2.75%	6/7/2032	22.2	22.2	19.7	0.01%
ANK Mexican Grill Inc	(#,^)	3322 Sheridan Rd., Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/7/2032	339.2	339.2	301.1	0.08%
J Michelle's LLC	(#)	620 Windham St, Petersburg, VA 23803	Food Services and Drinking Places	Term Loan	Prime plus	6.5%	6/7/2032	5.8	5.8	6.0	—%
Reliant Medical Group LLC	(#,^)	3935 W Reno Ave, Las Vegas, NV 89118	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	6/7/2032	86.5	86.5	83.7	0.02%
BARSE & CO INC	(#,^)	8701 John W. Carpenter Fwy, Dallas, TX 75247	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/7/2032	14.8	14.8	13.2	—%
AB Liquor LLC	(#,^)	16900 Chenal Pkwy, Little Rock, AR 72223	Food and Beverage Stores	Term Loan	Prime plus	2.75%	6/7/2032	86.5	86.5	91.7	0.02%
Bellasky LLC DBA Happy Day	(#,^)	26279 CO-74, Kittredge, CO 80457	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/6/2047	76.1	76.1	85.9	0.02%
T&F Express Services, LLC	(#,^)	16420 SE McGillivary, Vancouver, WA 98663	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/6/2032	14.8	14.8	13.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

C.A.L.M. Home, LLC	(#,^)	757 West Magma Rd, San Tan Valley, AZ 85143	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	6/3/2032	73.9	73.9	65.6	0.02%
Que Duong LLC	(#)	6 W. 126th St, Apartment 5F, New York, NY 10027	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/3/2032	17.4	17.4	17.7	—%

CWM Professional Consulting Inc	(#,^)	19490 SW 24th St, Miramar, FL 33029	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/3/2032	22.2	22.2	19.7	0.01%
Spine and Orthopedic Center of New Mexico PC	(#,^)	400 N Pennsylvania Ave, Roswell, NM 88201	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/3/2032	74.1	74.1	65.7	0.02%
Gun Guardian, LLC	(#)	1136 Brick Rd, Winter Garden, FL 34787	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	11/3/2032	27.5	27.5	27.5	0.01%
KRAMER LLC dba Kramer Injury Law LLC	(#,^)	161 N Clark St, Chicago, IL 60601	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/3/2032	15.6	15.6	13.8	—%
805 Transportation LLC	(#)	132 Easy St, Buellton, CA 93427	Transit and Ground Passenger Transportation	Term Loan	Prime plus	6.5%	6/3/2032	24.8	24.8	25.2	0.01%
Jules Enterprise Group, Inc dba Anuco Rx	(#)	549 Sawgrass Corporate Pkwy, Sunrise, FL 33323	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/2/2032	86.5	86.5	76.8	0.02%
Longo Acquisitions LLC dba Hello Garage of Stony Brook	(#,^)	176 10th Ave, Holtsville, NY 11743	Construction of Buildings	Term Loan	Prime plus	2.75%	6/2/2032	9.0	9.0	8.2	—%
ADW Communications Services, Inc.	(#,^)	425 S McClintock Dr Ste 1,, Tempe, AZ 95281	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	6/1/2032	187.3	187.3	166.4	0.04%
Farmer Investments LLC dba Fetch! Pet Care	(#,^)	3840 Charbon Ln, Bartlett, TN 38133	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/1/2032	13.0	13.0	11.5	—%
MS Garage Plano, LLC	(#,^)	1504 SW 57th Tr, Cape Coral, FL 33914	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/31/2032	76.1	76.1	79.6	0.02%
LUBECON USA, LLC	(#,^)	201 N Webster St, White Cloud, MI 49349	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	5/31/2032	397.9	397.9	415.4	0.11%
Modir Transportation LLC	(#,^)	3225 Church St, Scottdale, GA 30079	Truck Transportation	Term Loan	Prime plus	2.75%	5/31/2032	1,021.8	1,021.8	1,009.8	0.26%
Skyship Services Inc.	(#,^)	161 T Com Dr, Elizabeth City, NC 27909	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	5/31/2032	307.0	307.0	321.6	0.08%
Big Brand Management Inc. and Big Brand Management Ltd. Co.	(#,^)	512 E 11th St, Houston, TX 77008	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	5/31/2032	327.9	327.9	311.7	0.08%
Water Damage Rescue Inc.;123 W Orange St LLC;Service Magic Restoration	(#,^)	7232 Owensmouth Ave, Canoga Oark, CA 91303	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/31/2032	614.0	614.0	558.4	0.14%
Duncan Electrical LLC	(#,^)	8445 S Van Ness Ave, Inglewood, CA 90305	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/31/2032	41.8	41.8	37.1	0.01%
Zhenya, Inc. dba Scale Your Genius	(#)	90 Pearl St., Denver, CO 80203	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/31/2032	20.3	20.3	20.7	0.01%
Global One Media, Inc	(#,^)	1750 Manzanita Dr, Elko, NV 89801	Broadcasting (except Internet)	Term Loan	Prime plus	2.75%	5/31/2032	300.6	300.6	271.9	0.07%
PoleSet Equipment, LLC	(#,^)	5355 Prosperity Pike, Prosperity, PA 15329	Machinery Manufacturing	Term Loan	Prime plus	2.75%	5/31/2032	736.8	736.8	781.1	0.20%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Domi Health, LLC and B's Homecare Inc.	(#,^)	5500 Nicollet Ave, Minneapolis, MN 55419	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/31/2032	352.6	352.6	313.0	0.08%
FRAMEWORXFL, INC	(#,^)	139 S Pebble Beach Blvd., Sun City Center, FL 33573	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/31/2032	61.4	61.4	54.5	0.01%
Smashachusetts, LLC	(#,^)	303 Third St, Apt 215, Cambridge, MA 02142	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	5/31/2032	86.0	86.0	80.9	0.02%
TMC General Construction Inc.	(#,^)	3457 Fitzgerald Dr, Rancho Cordova, CA 95742	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/31/2032	1,228.1	1,228.1	1,091.6	0.28%
REAL HOUSE INC and BFM Holdings 176 Harding LLC	(#,^)	95 Grove St, Montclair, NJ 07042	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	5/31/2047	1,071.9	1,071.9	1,210.1	0.31%
Ninefold Design LLC	(#,^)	160 Saint Elmo Way, San Francisco, CA 94127	Nonstore Retailers	Term Loan	Prime plus	2.75%	5/27/2032	11.1	11.1	9.8	—%
Billfold LLC and Billfold Solutions Inc	(#,^)	240 Kent Ave, Brooklyn, NY 11249	Credit Intermediation and Related Activities	Term Loan	Prime plus	2.75%	5/27/2032	614.0	614.0	647.2	0.17%
Caromark Building Group LLC	(#,^)	18137 Sunset Cove Ln, Cornelius, NC 28031	Construction of Buildings	Term Loan	Prime plus	2.75%	5/27/2032	177.3	177.3	157.4	0.04%
Beach Life Flooring LLC	(#,^)	5802 Terncrest Dr, Lithia, FL 33547	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/27/2032	15.6	15.6	13.9	—%
Moody's Hardware LLC and MSH Holdings LLC	(#)	22754 W 220 St, Springhill, KS 66083	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	3/27/2048	22.9	22.9	25.9	0.01%
Distinctive Corporation dbaBig Basin Burger Bar	(#)	14754 Oak St, Saratoga, CA 95070	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/27/2032	206.3	206.3	185.9	0.05%
IDEAL FURNITURE RENTAL & SALES INC	(#,^)	84 Madison Ave, Roslyn Heights, NY 11577	Rental and Leasing Services	Term Loan	Prime plus	2.75%	5/27/2032	86.0	86.0	76.3	0.02%
Superior Image Hair Studio llc	(#,^)	709 MacDade Blvd, Collingdale, PA 19023	Personal and Laundry Services	Term Loan	Prime plus	2.75%	5/26/2047	39.2	39.2	43.7	0.01%
Best Value Multi Services Inc	(#,^)	452 S Cypress Rd, Pompano Beach, FL 33060	Personal and Laundry Services	Term Loan	Prime plus	2.75%	5/26/2032	11.1	11.1	9.8	—%
Vanco LLC	(#,^)	3919 and 3925 E Miami Ave, Phoenix, AZ 85040	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	5/26/2032	85.7	85.7	90.9	0.02%
The BEDOS Group LLC	(#,^)	8190 Barker Cypress Rd, Cypress, TX 77433	Administrative and Support Services	Term Loan	Prime plus	2.75%	5/26/2032	40.5	40.5	37.0	0.01%
MJZ, Inc.	(#,^)	31917 Cypress Glen Ct, Lake Elsinore, CA 92532	Administrative and Support Services	Term Loan	Prime plus	2.75%	5/26/2032	19.2	19.2	17.0	—%
Insight Recovery Services, LLC	(#,^)	2123 Hendersonville Rd, Arden, NC 28704	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/26/2032	77.4	77.4	68.8	0.02%
ACES of Brevard	(#)	1430 Glendale Ave NW, Palm Bay, FL 32907	Social Assistance	Term Loan	Prime plus	6.5%	5/26/2032	12.3	12.3	12.5	—%
Grade A Computer Services LLC	(#)	3347 Wickham Ave, Bronx, NY 10469	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/25/2032	12.3	12.3	12.5	—%
Copper Rose LLC	(#)	550 Main St, Ste 2, Edmonds, WA 98020	Food Manufacturing	Term Loan	Prime plus	2.75%	10/25/2032	5.4	5.4	5.7	—%
Patriot Motors of KC LLC	(#,^)	4103 N Oak Trafficway, Kansas City, MO 64116	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	5/25/2032	53.2	53.2	47.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Beecher Development Services, Inc	(#,^)	2329 W Main St, Littleton, CO 80120	Construction of Buildings	Term Loan	Prime plus	2.75%	5/25/2032	56.5	56.5	50.1	0.01%
Dream Builders Child Care, LLC and Dreams in Action LLC	(#,^)	210 Snyder Rd, Hermitage, PA 16148	Social Assistance	Term Loan	Prime plus	2.75%	5/24/2047	115.3	115.3	126.3	0.03%
American Dream Restaurants LLC	(#,^)	2761 Lake Shore Rd, Gilford, NH 03249	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/24/2032	1,228.0	1,228.0	1,090.0	0.28%
Serenity Keepers Home Care LLC	(#,^)	312 Broad St, Sumter, SC 29150	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/24/2047	47.3	47.3	52.2	0.01%
Tampa Bay Physical Therapy LLC	(#,^)	13328 Telecom Dr, Temple Terrance, FL 33637	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/24/2032	49.1	49.1	43.7	0.01%
C2PM	(#,^)	22601 Summerfield, Mission Viejo, CA 92692	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/24/2032	51.6	51.6	46.3	0.01%
DRKSL LLC, dba Andrew Levine Hai	(#)	127 E 59th St, 2nd Floor , Ste 6, New York, NY 10022	Personal and Laundry Services	Term Loan	Prime plus	6.5%	5/24/2032	24.6	24.6	25.1	0.01%
Roam Overland Vehicles LLC	(#)	12308 NE 56th St, Ste 1407, Vancouver, WA 98682	Repair and Maintenance	Term Loan	Prime plus	6.5%	5/24/2032	19.7	19.7	20.1	0.01%
Capital Trading LLC	(#,^)	4911 Lyons Technology Pkwy, Coconut Creek, FL 33073	Nonstore Retailers	Term Loan	Prime plus	2.75%	5/23/2032	599.3	599.3	532.0	0.14%
Savage Sweets, Inc. dba Rita's of Doylestown	(#)	132 Veterans Ln, Doylestown, PA 18901	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/23/2032	54.4	54.4	49.9	0.01%
Harvinderpal S. Dhatt dba Cold Stone Creamery	(#)	714 W Onstott Frontage Rd, Yuba City, CA 95991	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/23/2032	85.3	85.3	78.9	0.02%
Jay Jalaram Lodge LLC dba Quality Inn	(#,^)	2055 E. Lincoln Hwy, Wooster, OH 44691	Accommodation	Term Loan	Prime plus	2.75%	5/23/2032	63.9	63.9	67.7	0.02%
Melissa J. Kopple	(#)	18840 SW Boones Ferry Rd, Tualatin, OR 97062	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	5/23/2032	24.6	24.6	25.1	0.01%
H&W Creative Branch LLC	(#,^)	7246 Wynnwood Ln, Houston, TX 77008	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	5/20/2032	104.9	104.9	93.8	0.02%
KNA Racing	(#,^)	102 N 1st St, Williams, AZ 86046	Nonstore Retailers	Term Loan	Prime plus	2.75%	5/20/2032	14.7	14.7	13.1	—%
Brothers Trucking Company Inc	(#,^)	202 Drakewood Pl, Cary, NC 27518	Truck Transportation	Term Loan	Prime plus	2.75%	5/20/2032	49.1	49.1	52.1	0.01%
VULCAIN NINE INC dba Charley's Philly Steaks	(#,^)	17650 NW 2nd Ave, Miami Gardens, FL 33169	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/20/2032	150.6	150.6	134.8	0.03%
Wrenching Whalls, LLC	(#,^)	2428 Broad River Rd, Columbia, SC 29210	Repair and Maintenance	Term Loan	Prime plus	2.75%	5/20/2032	21.9	21.9	20.0	0.01%
ESG International, Inc	(#)	8520 Allison Pointe Blvd, Indianapolis, IN 46250	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/20/2032	24.7	24.7	25.1	0.01%
Small Express LLC	(#,^)	20 St Andrews Ct, Westampton, NJ 08060	Truck Transportation	Term Loan	Prime plus	2.75%	5/20/2032	10.4	10.4	9.9	—%
Stems, LLC and Meredith Hawksworth	(#,^)	1702 Utica Square, Tulsa, OK 74114	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	5/19/2032	65.4	65.4	58.6	0.01%
Hope Restored Counseling Services, PLLC	(#)	610 N Montana St, Dillon, MT 59725	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	5/19/2032	24.6	24.6	25.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Natur Zone of Arizona, LLC dba Naturzone Pest Control	(#,^)	12633 N Cave Creek Rd, Ste 101, Phoenix, AZ 85022	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/19/2032	49.1	49.1	43.6	0.01%
Blount Auto Market	(#)	355 E Lanier Ave, Ste N, Fayetteville, GA 30214	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	6.5%	5/19/2032	24.6	24.6	25.1	0.01%
EMC2 Mechanical Solutions LLC	(#)	10375 Plum Tree Cir, Hales Corners, WI 53130	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	5/19/2032	12.3	12.3	12.5	—%
Arledge Enterprises, LLC .and Arledge Holdings, LLC.	(#,^)	7355 Tribble Gap Rd, Alto, GA 30510	Social Assistance	Term Loan	Prime plus	2.75%	5/19/2047	146.0	146.0	164.8	0.04%
Cordurouy LLC	(#)	665 Valley Dr, Hermosa Beach, CA 90254	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/18/2032	13.8	13.8	14.0	—%
Steckman Pilates and Wellness, LLC.	(#,^)	920 Woodstock Rd, Roswell, GA 30075	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	5/18/2032	14.3	14.3	13.2	—%
Guilin Construction, LLC	(#,^)	379 Grandview Ave, Waterbury, CT 06708	Construction of Buildings	Term Loan	Prime plus	2.75%	5/18/2032	232.4	232.4	216.6	0.06%
Tesla Nail Salon LLC	(#,^)	157 S Compass Wy, Dania Beach, FL 33004	Personal and Laundry Services	Term Loan	Prime plus	2.75%	5/17/2032	138.3	138.3	125.2	0.03%
Solfire Contract Manufacturing Inc & Solfire Holdings LLC	(#,^)	4939 Decatur Rd, Fort Wayne, IN 46806	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	5/17/2047	195.7	195.7	202.1	0.05%
Liberty Guns and Equipment LLC	(#,^)	214 E. McIntyre St, Mullins, SC 29574	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	5/17/2032	55.9	55.9	55.6	0.01%
GreenKoat Solutions LLC dba FlexRock Coatings	(#,^)	824 S. Franklin St, Denver, CO 80209	Chemical Manufacturing	Term Loan	Prime plus	2.75%	5/16/2032	22.1	22.1	19.6	0.01%
Safari Lux Lounge LLC	(#,^)	5020 E Independence Blvd, Charlotte, NC 28212	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/16/2047	323.7	323.7	362.7	0.09%
The Feder Construction Company LLC	(#)	14 Manor Dr, Monsey, NY 10952	Construction of Buildings	Term Loan	Prime plus	6.5%	5/13/2032	24.7	24.7	25.1	0.01%
Samiah & Co. LLC	(#,^)	15128 S Harlan Rd, Lathrop, CA 95330	Nonstore Retailers	Term Loan	Prime plus	2.75%	5/13/2032	19.1	19.1	17.0	—%
A Pro Duction Painting Company LLC	(#,^)	6810 Sagamore Court, French Village, MO 63036	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/12/2032	22.1	22.1	19.6	0.01%
Empower Marketing, Inc	(#,^)	610 Jefferson Dr, Palmyra, VA 22963	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/12/2032	38.8	38.8	36.8	0.01%
Abundant Life Surrogacy LLC	(#)	2716 Rose Hill St, Boise, ID 83705	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	5/12/2032	24.7	24.7	25.1	0.01%
Infrared Girl LLC	(#,^)	42 Nashua Rd, Londonderry, NH 03053	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	10/11/2032	83.0	83.0	76.7	0.02%
Replays Games LLC	(#,^)	1203 Woodward Ave, Muscle Shoals, AL 35661	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	5/11/2032	10.1	10.1	8.9	—%
Bronze Goddess Beauty LLC	(#,^)	333 University Ave., Ste 200, Sacramento, CA 95825	Personal and Laundry Services	Term Loan	Prime plus	2.75%	5/11/2032	46.7	46.7	43.7	0.01%
Originals and Organics LLC	(#)	1902 Sussex Ln, Colorado Springs, CO 80909	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	6.5%	5/10/2032	24.7	24.7	25.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Wesley S. Brown dba Lynfield Hauling	(#,^)	3607 Waitesfield Rd, Johns Island, SC 29455	Truck Transportation	Term Loan	Prime plus	2.75%	5/10/2032	9.6	9.6	8.6	—%
TPACUPS Inc. and GVCUPS, Inc	(#,^)	3810 W Neptune St, Tampa, FL 33629	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/10/2032	77.4	77.4	68.8	0.02%
Inner Light Healing LLC	(#)	1025 Reynolds Rd, Johnson City, NY 13790	Educational Services	Term Loan	Prime plus	6.5%	5/10/2032	24.7	24.7	25.1	0.01%
Concrete Buildings Tech Inc	(#,^)	6790 Williams Hwy, Grants Pass, OR 97527	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	5/10/2047	334.9	334.9	367.5	0.09%
Semilla Baking Co LLC	(#)	2310 McDuffie St, Apt 7, Houston, TX 77019	Food Manufacturing	Term Loan	Prime plus	6.5%	5/10/2032	19.3	19.3	19.6	0.01%
AOG Investments LLC dba Fratello Cigars	(#,^)	44621 Guilford Dr, Ashburn, VA 20147	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	5/6/2032	61.4	61.4	54.5	0.01%
MJD Truck Wash Inc	(#,^)	609 Old Omega Rd,, Tifton, GA 31793	Repair and Maintenance	Term Loan	Prime plus	2.75%	5/6/2032	51.6	51.6	54.7	0.01%
T M Z Plants & Trees, Inc.	(#,^)	13667 Okeechobee Blvd, Loxahatchee Groves, FL 33470	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	5/5/2032	65.8	65.8	59.3	0.02%
True Care Lawn Service of Lee County Inc	(#,^)	1522 Senior Court, Lehigh Acres, FL 33971	Administrative and Support Services	Term Loan	Prime plus	2.75%	5/5/2032	15.8	15.8	14.1	—%
Comprehensive Health & Wellness Center LLC	(#,^)	1785 Airport Rd Ste B, Gallatin, TN 37066	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/4/2032	8.1	8.1	7.2	—%
Cartesios Precision Collison, LLC	(#,^)	1702 PA-940, Pocono Pines, PA 18350	Repair and Maintenance	Term Loan	Prime plus	2.75%	5/4/2047	219.1	219.1	238.3	0.06%
Ryno Resumes, LLC	(#)	1015 Grupp Rd, Des Peres, MO 63131	Administrative and Support Services	Term Loan	Prime plus	6.5%	5/3/2032	14.8	14.8	15.1	—%
Blue Oaks Financial LLC	(#)	5716 Lonetree Blvd, Rocklin, CA 95765	Educational Services	Term Loan	Prime plus	6.5%	5/3/2032	24.7	24.7	25.2	0.01%
Motion Physical Medicine & Wellness, PLLC	(#,^)	8118 Fry Rd #1102, Cypress, TX 77433	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/2/2047	73.9	73.9	81.1	0.02%
The Elysian Fields Optimum Wellness & Mental HealthGroup, LLC	(#,^)	2222 North Howard St, Baltimore, MD 21218	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	4/29/2032	104.4	104.4	92.7	0.02%
North America Lighting LLC	(#,^)	8509 Phoenix Dr, Manassas, VA 20110	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	4/29/2032	195.0	195.0	173.7	0.04%
Superior Equipment Repair Inc.and Timothy Ayles	(#,^)	1905 Aviation Blvd., Lincoln, CA 95648	Repair and Maintenance	Term Loan	Prime plus	2.75%	4/29/2047	1,236.3	1,236.3	1,299.7	0.33%
Bella Sloan Enterprises LLC	(#,^)	6950 Castor Ave, Philadelphia, PA 19149	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/29/2032	411.2	411.2	388.0	0.10%
Tomorrows LLC	(#,^)	713 S Washington St, Junction City, KS 66441	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/29/2047	55.9	55.9	61.2	0.02%
1st Choice Property Services LLC	(#,^)	554 Deer Ridge Ln S, Maplewood, MN 55119	Administrative and Support Services	Term Loan	Prime plus	2.75%	4/29/2032	85.4	85.4	75.8	0.02%
World Fire Protection Inc	(#,^)	41905 Boardwalk, Palm Desert, CA 92211	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/29/2032	211.9	211.9	201.8	0.05%
Eagle Theater Corp,Beautiful City LLC,Eagle Theater Operating LLC ,Eag	(#,^)	1802 W. Main St,, Robinson, IL 62454	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	4/29/2047	727.3	727.3	816.6	0.21%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Vanguard Utility Service, Inc.	(#,^)	1421 West 9th St, Owensboro, KY 42301	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/29/2047	683.8	683.8	709.9	0.18%
Get Your Beauty On LLC	(#,^)	11150 Huron St, Northglenn, CO 80234	Personal and Laundry Services	Term Loan	Prime plus	2.75%	4/29/2032	9.1	9.1	8.2	—%
TJ Rising Group LLC dba Gastrome Market and J's Restaurant Group LLC	(#)	1359 E Weldon Ave, Phoenix, AZ 85014	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/29/2032	224.9	224.9	204.9	0.05%
Goodtimez Campground LLC	(#,^)	43779 Van Dyke Ave, Sterling Heights, MI 48314	Personal and Laundry Services	Term Loan	Prime plus	2.75%	4/29/2032	84.6	84.6	76.4	0.02%
CameoFX Inc	(#,^)	1 Park Plz, Irvine, CA 92614	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	4/29/2032	158.6	158.6	146.1	0.04%
New York Home Health Care Equipment, LLC	(#,^)	30 Hopper St, Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	4/29/2032	370.0	370.0	372.3	0.10%
Ghostcat Holdings, LLC and VJ Supply Inc	(#,^)	392 N Lake Rd, Hoover, AL 35242	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	4/29/2032	146.4	146.4	130.0	0.03%
Silbertechit LLC	(#,^)	23 Sussex Rd, Bergenfield, NJ 07621	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/29/2032	161.1	161.1	153.8	0.04%
Vanguard Utility Service, Inc.	(#,^)	1421 West 9th St, Owensboro, KY 42301	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/29/2032	427.0	427.0	379.0	0.10%
GARI'S TRUCK TIRES, LLC	(#,^)	3005 Mountain Pass Blvd, Anthony, TX 79821	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	7/29/2032	86.6	86.6	92.0	0.02%
Brianna Sawyer dbaPacific Mechanical Contractor	(#,^)	1120 Sequoia St, Klamath Falls, OR 97601	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/28/2032	53.7	53.7	47.7	0.01%
Ambrosial Living LLC	(#,^)	508 Olympia St, DeSoto, TX 75115	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	4/28/2047	174.1	174.1	186.0	0.05%
99 Sai Ram LLC dba South Main Wine & Spirits	(#,^)	442 S Main St, West Hartford, CT 06110	Food and Beverage Stores	Term Loan	Prime plus	2.75%	4/28/2032	110.8	110.8	98.3	0.03%
Guy Driscoll dba Metal Parts Machine	(#,^)	5551 Belle Ave, Cypress, CA 90630	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	4/28/2032	102.5	102.5	96.4	0.02%
Central Florida Health and Rehab Clinic LLC	(#,^)	3975 S Orange Blossom Trl, Orlando, FL 32839	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	4/28/2047	841.3	841.3	918.5	0.23%
Valley Remodel and repair LLC	(#)	1103 W Sam St, Kent, WA 98032	Construction of Buildings	Term Loan	Prime plus	6.5%	4/27/2032	24.5	24.5	25.0	0.01%
Six Mile Station LLC	(#,^)	350 W Whalen St, Guernsey, WY 82214	Accommodation	Term Loan	Prime plus	2.75%	4/27/2047	131.8	131.8	148.1	0.04%
Sterling Light Productions Inc	(#,^)	6250 White Mill Rd, Fairburn, GA 30213	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	4/27/2032	61.0	61.0	54.2	0.01%
Pure Recovery California, Inc ,ZK Sports, LLC & 239 Investments, LLC	(#,^)	721 Mandalay Beach Rd, Oxnard, CA 93035	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	4/27/2032	610.0	610.0	541.9	0.14%
Gulfside Property Maintenance & Services LLC	(#)	1503 Chat Holley Rd, Santa Rosa Beach, FL 32459	Repair and Maintenance	Term Loan	Prime plus	6.5%	4/27/2032	24.4	24.4	24.8	0.01%
Storm-Tek, Inc	(#,^)	100 Glenborough Dr, Houston, TX 77060	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	4/27/2032	515.4	515.4	483.1	0.12%
Bullseye Products International, LLC	(#,^)	3595 Polaris Ave, Las Vegas, NV 89103	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	4/27/2032	38.4	38.4	34.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Shepherd Fitness, LLC dba Workout Anytime Ooltewah and Shepherd Fitnes	(#)	9408 Apison Pike, Ooltewah, TN 37363	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/27/2032	226.3	226.3	210.2	0.05%
DA BUSINESS MANAGEMENT INC	(#)	6700 Tampa Ave, Reseda, CA 91335	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	4/27/2032	24.5	24.5	25.0	0.01%
Johnson Racing Suspension	(#)	153 Northway Park Rd, Machesney Park, IL 61115	Repair and Maintenance	Term Loan	Prime plus	6.5%	4/27/2032	22.1	22.1	22.5	0.01%
Royal Home Care and Staffing LLC	(#,^)	2288 Blue Water Blvd, Odenton, MD 21113	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	4/26/2032	122.0	122.0	111.6	0.03%
NetDVS Limited Liability Company	(#,^)	164 Brighton Rd, Clifton, NJ 07012	Nonstore Retailers	Term Loan	Prime plus	2.75%	4/26/2032	48.8	48.8	43.3	0.01%
Phylicia Taniel Cook	(#,^)	9A Rue Dubois, Lady’s Island, SC 29907	Personal and Laundry Services	Term Loan	Prime plus	2.75%	4/26/2032	7.5	7.5	7.0	—%
Lowery Pena Construction Company Inc	(#,^)	249 Mylnar Ave, Manteca, CA 95336	Construction of Buildings	Term Loan	Prime plus	2.75%	4/26/2032	214.8	214.8	190.6	0.05%
Sherwood Sporthorses Inc	(#,^)	20530 Forestview, Magnolia, TX 77355	Personal and Laundry Services	Term Loan	Prime plus	2.75%	4/25/2032	8.8	8.8	7.8	—%
Matai's Creamery Inc	(#,^)	152 S Aiken Ln, Aiken, SC 29803	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/25/2032	19.0	19.0	17.2	—%
SilverLo Enterprises LLC	(#,^)	2720 Old Rosebud Rd, Lexington, KY 40509	Personal and Laundry Services	Term Loan	Prime plus	2.75%	4/22/2032	48.8	48.8	51.7	0.01%
Miksanek Enterprises Inc	(#,^)	7633 East St Joe Hwy, Grande Ledge, MI 48837	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	4/22/2032	76.1	76.1	67.6	0.02%
HealThySelf HealThyWorld LLC	(#,^)	3741 Parke Dr, Edgewater, MD 21037	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	4/22/2032	84.2	84.2	85.5	0.02%
LegacyWorx LLC dba HOTWORX	(#,^)	1753 South Burlington Blvd, Burlington, WA 98233	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/22/2032	124.2	124.2	112.8	0.03%
Squarehaus LLC	(#,^)	119 Regal Row, Ste D, Dallas, TX 75247	Construction of Buildings	Term Loan	Prime plus	2.75%	4/22/2032	270.0	270.0	246.8	0.06%
Social Link LLC dba Must See Nashville	(#,^)	1200 Clinton St, Nashville, TN 37203	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/22/2032	18.3	18.3	16.2	—%
Olde Colonial Realty, Inc dba Olde Colonial Restoration	(#,^)	2033 Forest Dr, Fayetteville, GA 30214	Construction of Buildings	Term Loan	Prime plus	2.75%	4/22/2032	41.0	41.0	36.6	0.01%
Pitmilly LLC	(#)	28 Scarlet Oak Dr, Lafayette Hill, PA 19444	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/21/2032	67.0	67.0	60.2	0.02%
Dahlberg Enterprises LLC dba Alpine Janitorial	(#,^)	4070 Bluewing Ln, Washoe Valley, NV 89704	Administrative and Support Services	Term Loan	Prime plus	2.75%	4/20/2032	69.7	69.7	62.2	0.02%
Melanj Hair LLC	(#,^)	1668 Flagstone Ln, Conyers, GA 30012	Nonstore Retailers	Term Loan	Prime plus	2.75%	4/20/2032	22.0	22.0	19.5	—%
Lice Ladies Atlanta, LLC	(#,^)	6 Executive Park Dr NE Ste T25, Atlanta, GA 30329	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	4/20/2032	8.5	8.5	7.6	—%
CARMEN STOCKING LLC	(#)	84122 Avendia Cedrus, Coachella, CA 92236	Truck Transportation	Term Loan	Prime plus	6.5%	4/20/2032	24.5	24.5	25.0	0.01%
Hartman Family Wellness, PLLC.	(#,^)	3951 Brown TRL, Colleyville, TX 76034	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	4/20/2032	44.9	44.9	43.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Alien Technologies Inc dba Apex Call Centers	(#,^)	6640 Lusk Blvd., San Diego, CA 62121	Administrative and Support Services	Term Loan	Prime plus	2.75%	4/20/2032	483.8	483.8	439.1	0.11%
Relax Mind & Body Massage PLLC	(#,^)	3710 168th St NE, Arlington, WA 98223	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	4/19/2032	49.9	49.9	44.3	0.01%
Redmond Investments LLC dba FiiZ Drinks	(#)	2340 Texas Heritage Parkway, Ste 900, Brookshire, TX 77423	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/19/2032	48.4	48.4	44.1	0.01%
Chu Management Group, LLC dba Juicy Lou's Burgeria	(#,^)	1245 Libra Dr, Lincoln, NE 68512	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/19/2032	18.4	18.4	16.7	—%
CBK Construction LLC	(#,^)	315 E North St, Kalamazoo, MI 49007	Construction of Buildings	Term Loan	Prime plus	2.75%	4/18/2032	488.1	488.1	462.0	0.12%
Taylor Events Inc.	(#,^)	2502 Chelsea St, Orlando, FL 32803	Administrative and Support Services	Term Loan	Prime plus	2.75%	4/18/2032	51.2	51.2	46.5	0.01%
OP Electric LLC	(#,^)	1201 Silva St, Snohomish, WA 98290	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/15/2032	18.3	18.3	16.3	—%
B.G. Technical, Inc..& Linal OG Services LLC	(#,^)	12808 West Airport Blvd., Sugar Land, TX 77478	Support Activities for Mining	Term Loan	Prime plus	2.75%	4/15/2032	1,220.1	1,220.1	1,249.9	0.32%
QVS Corporation dba Quilcene Village Store	(#,^)	294235 US-101, Quilcene, WA 98376	Food and Beverage Stores	Term Loan	Prime plus	2.75%	4/15/2047	47.5	47.5	53.6	0.01%
Ambient Bamboo Products, Inc dba Floors Inc	(#,^)	8230 Preston Court, Jessup, MD 20794	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	4/15/2032	167.2	167.2	148.5	0.04%
Ag to go, LLC	(#,^)	395 Summit Point Dr, Henrietta, NY 14467	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	4/15/2032	122.0	122.0	111.3	0.03%
Salamanca Foods Inc.	(#,^)	35 Church St, Salamanca, NY 14779	Food and Beverage Stores	Term Loan	Prime plus	2.75%	4/15/2032	305.0	305.0	291.5	0.07%
Evolution Eats LLC	(#)	843 Highland View Ln, Metamora, MI 48455	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/14/2032	85.2	85.2	76.1	0.02%
Terra Motor Sports LLC	(#,^)	11935 124th Ave NE, Kirkland, WA 98034	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	4/14/2032	14.6	14.6	13.4	—%
IMO GLOW LLC	(#,^)	4251 Salzedo St, Coral Gables, FL 33146	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/13/2032	201.8	201.8	181.2	0.05%
Law Office Yesenia Collazo PA	(#,^)	10200 NW 25th St, Doral, FL 33172	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/13/2047	64.9	64.9	73.3	0.02%
Maureen E Sweeney PsyD	(#,^)	4612 Overland Rd, Bensalem, PA 19020	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	4/12/2032	19.8	19.8	18.9	—%
STAR AUTO BODY, LLC	(#,^)	1610 N Fairview St, Santa Ana, CA 92706	Repair and Maintenance	Term Loan	Prime plus	2.75%	4/12/2047	276.3	276.3	299.1	0.08%
Russell Major	(#)	5329 Main Rd, Sweet Valley, PA 18656	Repair and Maintenance	Term Loan	Prime plus	6.5%	4/12/2032	12.3	12.3	12.5	—%
Royaltyzilla Associates LLC	(#)	40315 Michigan Ave #99, Canton, MI 48188	Support Activities for Transportation	Term Loan	Prime plus	6.5%	4/12/2032	24.6	24.6	25.0	0.01%
Lewes Bottom Line LLC	(#,^)	32099 Conleys Chapel Rd, Lewes, DE 19958	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/12/2032	104.8	104.8	95.6	0.02%
Jeremy Handyman Service LLC	(#)	319 Spring Ln, Destin, FL 32541	Repair and Maintenance	Term Loan	Prime plus	6.5%	4/12/2032	14.7	14.7	15.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Neitz Electrical Contracting LLC	(#,^)	547 Crown St, Morrisville, PA 19067	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/11/2032	14.6	14.6	13.5	—%
Active Learning Academy-Norton LLC	(#,^)	2535 North Studio Rd, Bend, OR 97701	Social Assistance	Term Loan	Prime plus	2.75%	4/11/2047	162.6	162.6	182.1	0.05%
PER-Gus, LLC	(#,^)	70 River Run Rd, Keystone, CO 80435	Rental and Leasing Services	Term Loan	Prime plus	2.75%	4/8/2047	646.8	646.8	730.2	0.19%
Royal Brand Resturants Inc dba Huckleberry’s	(#)	4360 W. Shaw Ave, Fresno, CA 93722	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/8/2033	151.2	151.2	137.2	0.04%
TSMA of Short Hills Inc	(#,^)	531 Millburn Ave, Short Hills, NJ 07078	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	8/8/2032	11.4	11.4	10.2	—%
Bakersfield Glass and Window Inc & M & M Rogers LLC	(#,^)	1030 Alta Vista Dr, 954, Bakersfield, CA 93305	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/8/2032	78.1	78.1	82.8	0.02%
Eminat, LLC dba Eminat Research Group	(#,^)	14601 SW 29th St, Miramar, FL 33027	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/8/2032	22.0	22.0	19.5	—%
Optima Holdings LLC	(#,^)	45 Charles Hommel Rd, Saugerties, NY 12477	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/7/2032	14.5	14.5	12.9	—%
Devine Fitness LLC	(#,^)	40 N 2nd St, Rio Vista, CA 94571	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/6/2032	18.9	18.9	17.5	—%
Little Milestones For Small Discoveries LLC	(#,^)	28 Suburbia Dr, Jersey City, NJ 07305	Social Assistance	Term Loan	Prime plus	2.75%	6/6/2032	38.1	38.1	34.4	0.01%
Jonathan D. Pratt dba Jon Pratt Carpentry	(#)	1405 Canton Ave, Milton, MA 02186	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	4/1/2032	14.8	14.8	15.0	—%
Designer Golf Scorecards LLC	(#)	1014 US-19, Holiday, FL 34691	Printing and Related Support Activities	Term Loan	Prime plus	6.5%	4/1/2032	24.6	24.6	25.0	0.01%
JLK Construction, LLC	(#,^)	1214 Frederick Ave, St Joseph, MO 64501	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/31/2032	1,213.0	1,213.0	1,124.7	0.29%
Robert H Lund DDS Inc.	(#,^)	3829 Hayvenhurst Dr, Encino, CA 91436	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/31/2032	172.0	172.0	157.7	0.04%
Samson Cinema Holdings, Inc	(#)	1400 Pile St, Clovis, NM 88101	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	12/31/2047	705.8	705.8	796.9	0.20%
New Life Center for Family Enrichment LLC	(#,^)	Plaza 38, 1509 Rte 38, Units 1 & 2, Hainesport, NJ 08036	Social Assistance	Term Loan	Prime plus	2.75%	3/31/2032	45.9	45.9	39.9	0.01%
Appian Logic LLC	(#,^)	911 Falls Manors Ct,, Great Falls, VA 22066	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/31/2032	485.2	485.2	423.2	0.11%
Remote Alaska Solutions Inc; Alaska Concrete Solutions Inc & RAS Energ	(#,^)	450 S Old Trunk Rd, Palmer, AK 99645	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/31/2032	620.0	620.0	579.6	0.15%
Brandon Liberty Enterprises LLC	(#,^)	216 N Main St, Plattsburg, MO 64477	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	3/31/2032	15.3	15.3	13.3	—%
ZenDog, LLC	(#)	858 C Ridge Rd, Duson, LA 70529	Personal and Laundry Services	Term Loan	Prime plus	2.75%	7/31/2032	53.5	53.5	46.6	0.01%
Lounge Around, LLC;Enlight, LLC;Hour Entertainment LLC;Bobby Morganste	(#,^)	77 Buck Rd, Huntingdon Valley, PA 19006	Rental and Leasing Services	Term Loan	Prime plus	2.75%	3/30/2047	277.8	277.8	313.6	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

LINDBERG-TURNER MEDICAL EQUIPMENT LLC	(#,^)	315 Mission St SE Ste 100, Salem, OR 97302	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	3/30/2032	223.0	223.0	195.6	0.05%
Lounge Around, LLC;Enlight, LLC; Hour Entertainment LLC;Huntingdon Val	(#)	77 Buck Rd, Huntingdon Valley, PA 19006	Rental and Leasing Services	Term Loan	Prime plus	2.75%	11/30/2047	190.9	190.9	215.5	0.06%
Jack's Legacy Services, LLC	(#,^)	1901 Avacado Ave, Melbourne, FL 32935	Support Activities for Transportation	Term Loan	Prime plus	2.75%	3/29/2032	500.0	500.0	470.7	0.12%
Tiny's Gumbo Bar NYC LLC	(#,^)	275 Church St, New York, NY 10013	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/29/2032	22.1	22.1	19.8	0.01%
All Green Turf Management LLC	(#,^)	126 Emerald Ct, Liberty, SC 29657	Crop Production	Term Loan	Prime plus	2.75%	3/29/2032	12.6	12.6	13.2	—%
Chantay Richards LLC	(#)	19800 Hawthorne Blvd, Torrance, CA 90503	Personal and Laundry Services	Term Loan	Prime plus	6.5%	3/28/2032	24.4	24.4	24.1	0.01%
Ignite Health Solutions LLC	(#,^)	3251 Cedar St, Unit B, Philadelphia, PA 19134	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/28/2032	63.1	63.1	55.2	0.01%
SHIELD TRANSPORTATION INC	(#)	9739 S Harlem Ave. Unit 3E, Chicago Ridge, IL 60415	Transit and Ground Passenger Transportation	Term Loan	Prime plus	6.5%	3/28/2032	24.4	24.4	24.1	0.01%
Compass Innovations LLC	(#,^)	8950 Villa La Jolla Dr C-114, San Diego, CA 92037	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	3/28/2032	485.2	485.2	427.0	0.11%
Rella Rells Solutions, LLC	(#)	15401 Delahunty Ln, Pflugerville, TX 78660	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	6.5%	3/28/2032	5.4	5.4	5.3	—%
RS Dean Enterprises and RCSC Properties	(#,^)	3609 RICHLAND AVE W, Aiken, SC 29801	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	3/25/2047	395.5	395.5	407.5	0.10%
Aspen Welding LLC	(#,^)	28803 Hwy 6, Rifle, CO 81650	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/25/2032	198.5	198.5	174.8	0.04%
The Atticus Group, LLC	(#,^)	2 W Market St, West Chester, PA 19382	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	3/25/2032	242.6	242.6	229.6	0.06%
4 POINTS TOWING & ROADSIDE SERVICE LLC;4 Points Automotive LLC and PNJ	(#,^)	5425 Willow Grove Rd, Camden Wyoming, DE 19934	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/25/2047	448.3	448.3	465.8	0.12%
I'm HO-B LLC	(#,^)	3320 Silas Creek Pkwy, Winston-Salem, NC 27103	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	3/25/2032	121.3	121.3	105.3	0.03%
All American Spirit Moving Co. LLC	(#,^)	14512 SE 262nd St, Kent, WA 98042	Truck Transportation	Term Loan	Prime plus	2.75%	3/24/2032	41.3	41.3	35.9	0.01%
Alert Traffic Control, Inc and Remsund Group Inc	(#,^)	543 Sower Dr, Bayfield, CO 81122	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/24/2047	484.5	484.5	501.5	0.13%
Wonderly Trucking & Excavating, LLC and Wonderly Real Estate, LLC	(#,^)	3939 Fremont Pike, Perrysburg, OH 43551	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/24/2032	480.4	480.4	449.2	0.11%
JC Wild Birds LLC	(#,^)	5020 N Nevada Ave, Colorado Springs, CO 80918	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	3/24/2032	20.8	20.8	18.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Little Angels Daycare and Learning Center LLC and Laboy & Diaz LLC	(#)	4551 Summit Blvd, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus	2.75%	3/24/2048	15.9	15.9	18.0	—%
Todd Eric Chumbley and Neptune Aquarium Design Inc	(#,^)	11315 Sunrise Gold Cir, Rancho Cordova, CA 95742	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/24/2032	73.8	73.8	64.1	0.02%
Leedann Properties LLC	(#)	534 Mill St SE, Gainesville, GA 30501	Rental and Leasing Services	Term Loan	Prime plus	2.75%	11/24/2032	41.8	41.8	36.5	0.01%
Impresa Building Systems of Greenwood, SC, LLC	(#)	161 Rock Church Rd SE, Greenwood, SC 29649	Wood Product Manufacturing	Term Loan	Prime plus	2.75%	10/23/2032	684.9	684.9	641.6	0.16%
Lehigh Auto Sales and Service LLC	(#)	826 Hanover Ave, Allentown, PA 18109	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	6.5%	3/23/2032	24.4	24.4	24.1	0.01%
GAIA INC	(#)	513 1st St, Cheney, WA 99004	Real Estate	Term Loan	Prime plus	6.5%	3/23/2032	24.4	24.4	24.1	0.01%
Happy Employment LLC	(#,^)	268 Brookdale Dr, Little Elm, TX 75068	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/23/2047	67.1	67.1	75.7	0.02%
Early Care Evolution LLC	(#)	823 Roget Way, Lawrenceville, GA 30045	Educational Services	Term Loan	Prime plus	6.5%	3/23/2032	18.1	18.1	17.8	—%
Zenoff Products. Inc.	(#,^)	25 Tamalpais Ave, San Anselmo, CA 94960	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	3/21/2032	485.2	485.2	421.2	0.11%
Firm Foundations, Inc.	(#,^)	1455 S Richland Creek Rd, Sugar Hill, GA 30518	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/18/2032	1,067.5	1,067.5	988.1	0.25%
Zeroholding, LLC	(#,^)	11175 Cicero Dr, Alpharetta, GA 30022	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/18/2032	854.8	854.8	753.6	0.19%
Evolving Nurse, LLC	(#)	2940 Noble Rd, Cleveland Heights, OH 44121	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/18/2048	109.0	109.0	123.1	0.03%
Venture 35 LLC	(#,^)	871 Buck Swamp Rd, Goldsboro, NC 27530	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/17/2032	225.8	225.8	237.0	0.06%
East Side Muay Thai LLC	(#)	2135 General Booth Blvd, Virginia Beach, VA 23454	Educational Services	Term Loan	Prime plus	6.5%	3/17/2032	12.2	12.2	12.1	—%
Venture 35 LLC	(#,^)	871 Buck Swamp Rd, Goldsboro, NC 27530	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/17/2047	372.7	372.7	420.6	0.11%
GreenLite Holdings LLC	(#,^)	2415 E Camelback Rd, Phoenix, AR 85016	Real Estate	Term Loan	Prime plus	2.75%	3/17/2032	21.8	21.8	19.0	—%
Digital 1 Enterprises, Inc	(#,^)	5521 Fort Ave, Lynchburg, VA 24502	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/17/2032	127.4	127.4	119.0	0.03%
Resurgence Medical Spa LLC	(#,^)	3025 Matlock Rd, Arlington, TX 76015	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/17/2032	150.9	150.9	139.1	0.04%
Sip E Cup 225 LLC	(#,^)	1833 Beaumont Dr, Baton Rouge, LA 70806	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/16/2032	16.1	16.1	16.5	—%
North Atlanta pediatrics and family care and Zuberi Medical Clinic, PC	(#,^)	325 Lester Rd NW, Lawrenceville, GA 30044	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/15/2032	148.5	148.5	128.9	0.03%
HAVAM LLC & Anderson and Mason LLC dba Foxes Bar & Grill	(#,^)	30 Welland Ave, Irvington, NJ 07111	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/15/2047	139.9	139.9	145.4	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Silbertechit LLC	(#,^)	300 Tice Blvd, Woodcliff Lake, NJ 07677	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/15/2032	1,052.9	1,052.9	914.0	0.23%
Berens and Miller PA	(#,^)	80 S 8th St, Ste 3720, Minneapolis, MN 55402	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/15/2032	291.1	291.1	253.2	0.06%
Stuff by SJ LLC	(#,^)	342 Bloomfield Ave, Montclaire, NJ 07042	Food Manufacturing	Term Loan	Prime plus	2.75%	3/15/2032	46.9	46.9	41.7	0.01%
Tess Care Living Home LLC	(#,^)	19200 SW Kinnaman Rd, Beaverton, OR 97078	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/15/2032	14.6	14.6	12.6	—%
AISJ1, Inc. dba America Italiana	(#,^)	275 E Brokaw Rd, San Jose, CA 95112	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	3/14/2032	269.3	269.3	233.8	0.06%
Exclusive Automation, LLC dba Surety Automation	(#,^)	488 Gilia Dr, Spring Creek, NV 89815	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/14/2032	19.7	19.7	17.1	—%
Charlotte County Painting and Resurfacing Inc.	(#,^)	1439 Shields St, Port Charlotte, FL 33980	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/14/2047	126.0	126.0	139.4	0.04%
Magnum Paving, Inc. and Steven Haws Enterprises Inc	(#,^)	2425 S 10th Ave, Tucson, AZ 85713	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/11/2032	845.0	845.0	770.8	0.20%
Hawthorne Country Store Inc	(#,^)	665-675 W Grand Ave, Escondido, CA 92025	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	3/11/2032	50.9	50.9	53.5	0.01%
Asad N. Chaudhry DDS PLLC;Asad N Chaudhry, LLC and MNC PROPERTIES, L.L	(#,^)	2571 Baglyos Cir, Bethlehem, PA 18020	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/11/2032	151.1	151.1	147.7	0.04%
Ororeal LLC	(#,^)	350 7th Ave, New York, NY 10001	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	3/11/2032	970.4	970.4	842.4	0.21%
MVT Contractors LLC	(#,^)	46 Bayard St, Ste 418, New Brunswick, NJ 08901	Construction of Buildings	Term Loan	Prime plus	2.75%	3/11/2032	14.6	14.6	13.0	—%
Eminere Hair LLC	(#,^)	303 W Division St, Chicago, IL 60610	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/11/2032	7.3	7.3	6.3	—%
Happier Now LLC	(#)	724 Homestead Rd, La Grange Park, IL 60526	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/11/2032	33.0	33.0	28.8	0.01%
Southdown Coffee, LLC;Southdown Coffee Port Jefferson, LLC & Southdown	(#)	49 Maple Ave, Sea Cliff, NY 11579	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/11/2032	54.1	54.1	48.6	0.01%
Stones Flippin Pizza, Inc	(#,^)	127614 Clinton Keith Rd, Ste D-102, Murrieta, CA 92562	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/11/2032	36.6	36.6	31.8	0.01%
AMG Auto Inc	(#,^)	1020 Rte 22, Somerville, NJ 08876	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	3/11/2032	675.8	675.8	586.6	0.15%

Two Chicks in the Mix LLC	(#,^)	6018 Shenandoah Ave, Los Angeles, CA 90056	Food Manufacturing	Term Loan	Prime plus	2.75%	3/11/2032	16.0	16.0	14.4	—%
Point Loma Tea, Inc.dba Sit & Sip Tea	(#,^)	2770 Historic Decatur Rd, San Diego, CA 92106	Food and Beverage Stores	Term Loan	Prime plus	2.75%	3/10/2032	45.9	45.9	39.8	0.01%
CELEBRATIONS! LLC	(#,^)	100 St..Marks St Dr, South Pekin, IL 61564	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/10/2047	6.6	6.6	7.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

SOGO TRADING, INC	(#,^)	23497 Eichler St, Hayward, CA 94545	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	3/10/2032	209.6	209.6	183.0	0.05%
Inno Knits, LLC and Sports Brand Group, Inc.	(#,^)	2 Clerico Ln, Building 2 Ste 221, Hillsborough Township, NJ 08844	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	3/10/2032	363.9	363.9	315.9	0.08%
NTIT Solutions, LLC dba GoLocker	(#,^)	141 Flushing Ave, Brooklyn, NY 11205	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/10/2032	21.2	21.2	18.4	—%
DTT Enterprises, LLc dba Highstroke Media	(#,^)	6565 Austin Hope Ave, Las Vegas, NV 89118	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/10/2032	84.9	84.9	73.7	0.02%
Willows Associates Psychological & Counselling Services Inc. and Bryan	(#,^)	857 Turnpike St., North Andover., MA 01845	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/10/2032	1.3	1.3	1.1	—%
Far Out Tiny Homes, Inc.	(#,^)	2870 E Serene Ave, Henderson, NV 89074	Construction of Buildings	Term Loan	Prime plus	2.75%	3/10/2032	14.6	14.6	12.6	—%
Edge Fitness Performance	(#,^)	100 General Oakley Dr, Ashland City, TN 37015	Nonstore Retailers	Term Loan	Prime plus	2.75%	3/9/2032	15.7	15.7	13.6	—%
Under the Rose Inc dba Avocado Cafe	(#,^)	11 Primrose St, Palmer Lake, CO 80133	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/9/2047	297.9	297.9	320.2	0.08%
Szoj Jewelers Corp.	(#,^)	6 Georgia St, Jackson Township, NJ 08527	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	3/9/2032	14.6	14.6	12.9	—%
LAST DROP FILMS, INC	(#,^)	4536 Avocado St, Los Angeles, CA 90027	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	3/9/2032	84.9	84.9	81.2	0.02%
Lion Inc. and Group1 Acquisitions LLC	(#,^)	318 W Half Day Rd, Buffalo Grove, IL 60089	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/8/2047	150.3	150.3	169.7	0.04%
Heart to Heart Senior Care Center Inc	(#,^)	125 Charlton Dr, Madison, MS 39110	Social Assistance	Term Loan	Prime plus	2.75%	3/8/2032	38.3	38.3	40.1	0.01%
Wayne Rebarber D.C., P.C and Wayne C Rebarber	(#,^)	307 Raritan Ave, Highland Park, NJ 08904	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/8/2047	157.8	157.8	169.3	0.04%
Malone Enterprises LLC dba Glass Doctor Auto of Midvale	(#)	8395 700 W, Midvale, UT 84070	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/7/2032	8.6	8.6	7.5	—%
Rogers Remodeling LLC	(#)	830 W 17th St, Bloomington, IN 47404	Construction of Buildings	Term Loan	Prime plus	2.75%	3/7/2032	14.6	14.6	12.6	—%
Pulaski Lumber Company Inc	(#,^)	218 S 2ND ST Pulask,iIowa, Pulaski, IA 52584	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	3/7/2032	145.6	145.6	141.5	0.04%
Miramar MBA Financial Co	(#,^)	8380 Miramar Mall, San Diego, CA 92121	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/7/2032	121.3	121.3	105.3	0.03%
LoveBirds LLC dba Wine and Design Fayetteville	(#,^)	113 Donaldson St, Fayetteville, NC 28301	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/7/2032	43.4	43.4	37.7	0.01%
Overgaard's Artcraft Printers Inc	(#,^)	2213 S Michigan St, South Bend, IN 46613	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	3/4/2032	67.9	67.9	64.6	0.02%
Short Order LLC and Kimmy Sue, LLC	(#,^)	2244 Wilmington Pike, Dayton, OH 45420	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/4/2047	84.1	84.1	88.6	0.02%
PBKW Ltd dba KIDZ WATCH	(#,^)	580 Craig Dr Ste 8, Perrysburg, OH 43551	Social Assistance	Term Loan	Prime plus	2.75%	3/4/2032	49.7	49.7	43.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Breakthrough Clinical Services LLC	(#,^)	378 Windsor Ave, Windsor, CT 06095	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/4/2047	58.1	58.1	63.6	0.02%
Lions of Fortitude LLC dba : Fortitude Coffee Company	(#,^)	13086 Crestbrook Dr, Manassas, VA 20112	Food Manufacturing	Term Loan	Prime plus	2.75%	3/4/2032	14.6	14.6	13.5	—%
Island Kaii & Company dba Island Kaii	(#,^)	4301 Orchard Lake Rd #165, West Bloomfield, MI 48323	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	3/4/2032	19.1	19.1	16.6	—%
Hardscape Factory LLC	(#,^)	3069 Lodgepole Dr, Whiteland, IN 46184	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/2/2032	7.3	7.3	6.3	—%
EAZZY AUTOMOTIVE INC.dba Eazzy Auto Brokers & Leasing	(#,^)	17087 E 8 Mile Rd, Eastpointe, MI 48021	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	3/2/2047	22.1	22.1	23.6	0.01%
Aracena Agency Corp	(#,^)	1767 NJ-10 Unit 4, Morris Plains, NJ 07950	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	3/2/2032	10.9	10.9	9.5	—%
SidEats Inc and Mad Twist, LLC	(#,^)	3633 S Ridgewood Ave, Port Orange, FL 32129	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/28/2032	195.8	195.8	171.3	0.04%
Gravy LLC dba Gravy and Salt & Schmaltz LLC	(#,^)	17629 Vashon Hwy SW, Vashon, WA 98070	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/28/2047	165.0	165.0	178.7	0.05%
Morris Law Firm P C	(#,^)	375 Linwood Ave, Buffalo, NY 14209	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/28/2032	84.4	84.4	76.3	0.02%
Braswell Services, LLC	(#,^)	139 Miller Ave, New Boston, TX 75570	Repair and Maintenance	Term Loan	Prime plus	2.75%	2/28/2032	409.9	409.9	355.8	0.09%
Erupted Vapor LTD	(#,^)	6303 NE Hwy 99, Vancouver, WA 98665	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	2/28/2032	72.3	72.3	62.8	0.02%
Candor Homes, LLC	(#,^)	217 NW Scott St, Ankeny, IA 50023	Construction of Buildings	Term Loan	Prime plus	2.75%	2/28/2032	15.2	15.2	14.9	—%
S. Heaney Marine Construction Inc	(#,^)	118 Washington Ave, Greenport, NY 11944	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	2/28/2032	45.5	45.5	43.7	0.01%
Benjamin J. Gush dba Professional Auto Wash	(#,^)	1345 Athalia Ave, Monessen, PA 15062	Repair and Maintenance	Term Loan	Prime plus	2.75%	2/28/2032	42.2	42.2	41.3	0.01%
Brittany L Smith dba Money Ball Enterprises	(#,^)	17 Davis Ave, Salem, NJ 08079	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/28/2047	22.1	22.1	23.8	0.01%
Praeder Ranch Resort L.L.C	(#,^)	30400 S Sunray Trail, Worley, ID 83876	Accommodation	Term Loan	Prime plus	2.75%	2/28/2047	533.5	533.5	592.1	0.15%
Finishing Touch Lawncare and Landscape LLC	(#,^)	38575 Kost Trail, North Branch, MN 55056	Administrative and Support Services	Term Loan	Prime plus	2.75%	2/28/2032	14.5	14.5	12.7	—%
Action Lock and Key LLC	(#,^)	18428 N 32nd Dr, Phoenix, AZ 85053	Repair and Maintenance	Term Loan	Prime plus	2.75%	2/25/2032	7.2	7.2	6.3	—%
Sunny Deals LLC	(#,^)	757 E Lewis and Clark Pkwy, Clarksville, IN 47129	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	2/25/2032	72.3	72.3	66.3	0.02%
Fisher Custom Carpentry	(#,^)	79 Longwood Dr, Portland, ME 04102	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/25/2032	14.2	14.2	12.3	—%
Jason Watt Pictures, LLC.	(#,^)	110 Broadway, Brooklyn, NY 11249	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	2/25/2032	10.8	10.8	9.4	—%
Grey Enterprises LLC	(#,^)	1035 Pine Ave, Union, NJ 07083	Educational Services	Term Loan	Prime plus	2.75%	2/25/2032	14.5	14.5	12.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Howell Chiropractic Center, PLLC	(#,^)	975 Riverbend Rd, Frankfort, KY 40601	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/24/2032	21.7	21.7	19.5	—%
21st Century Living LLC	(#,^)	637 Violet Ave, Hyde Park, NY 12538	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/24/2047	107.9	107.9	110.7	0.03%
Northern Block Cortland LLC	(#,^)	38 Scammell St, Cortland, NY 13045	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	2/24/2032	9.1	9.1	7.9	—%
J.D Towing LLC	(#,^)	1122 E Michigan Ave, Ypsilanti, MI 48198	Support Activities for Transportation	Term Loan	Prime plus	2.75%	6/24/2032	202.4	202.4	176.1	0.04%
CFB Labor Solutions LLC	(#,^)	3330 Jack RD STE B, Clayton, NC 27520	Administrative and Support Services	Term Loan	Prime plus	2.75%	2/24/2032	84.4	84.4	88.6	0.02%
Puget Sound Plastering LLC	(#,^)	19104 Des Moines Memorial Dr, SeaTac, WA 98148	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/24/2032	15.9	15.9	13.8	—%
KAAST Machine Tools Inc	(#,^)	3 Merion Tr, Aldan, PA 19018	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	2/24/2032	192.8	192.8	186.3	0.05%
Titheotokos, LLC	(#,^)	1995 US-1, Vero Beach, FL 32960	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	8/24/2047	271.7	271.7	291.6	0.07%
Prepster Brands LLC	(#,^)	401 McCalmont Rd, Renfrew, PA 16053	Publishing Industries (except Internet)	Term Loan	Prime plus	2.75%	2/23/2032	9.1	9.1	7.9	—%
Destined BJJ LLC	(#,^)	33390 Barmetta Ln, Temecula, CA 92592	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/23/2032	13.9	13.9	12.1	—%
PlantBased Innovations LLC	(#,^)	320 Hamilton St, Leominster, MA 01453	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	2/23/2032	922.7	922.7	834.2	0.21%
The Refined RN LLC	(#,^)	7 Kimball Ln, Lynnfield, MA 01940	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/23/2032	7.2	7.2	6.3	—%
Red-Cap Industrial LLC	(#,^)	3314 GA-24, Waynesboro, GA 30830	Construction of Buildings	Term Loan	Prime plus	2.75%	2/23/2032	88.6	88.6	79.8	0.02%
IMO GLOW LLC dba IMO Cosmetic Dermatology	(#,^)	55 SE 6 St, Miami, FL 33131	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/23/2032	48.2	48.2	42.1	0.01%
Icebox Café L.C	(#,^)	219 NE 3rd St, Hallandale Beach, FL 33009	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/22/2032	42.3	42.3	36.7	0.01%
Sherwood Hospitality Group LLC and Sherwood Walker Properties LLC	(#,^)	5404 Hoover Blvd, Tampa, FL 33634	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/22/2047	1,240.4	1,240.4	1,400.0	0.36%
Kinly Signs, Inc	(#,^)	2485 County Rd 1, South Point, OH 45680	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	2/22/2032	66.4	66.4	57.6	0.01%
Sound Track USA LLC	(#,^)	6309 NW 99th Ave, Doral, FL 33178	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	2/22/2032	50.6	50.6	44.9	0.01%
Mike N Jac Enterprises, Inc. dba Batteries Plus	(#,^)	115 Fairview Rd, Unit 8, Ellenwood, GA 30294	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	6/22/2032	93.0	93.0	82.3	0.02%
Mack Thornton Logistics LLC dba The UPS Store	(#,^)	300 A Ave Building 1605, Fort Lee, VA 23801	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/22/2032	37.6	37.6	33.0	0.01%
Blessing Hands Home Care LLC	(#,^)	610 N Jackson St, Raymore, MO 64083	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/22/2032	14.5	14.5	12.7	—%
A&RS CPR LLC dba CPR Cell Phone Repair Beaverton	(#,^)	3905 SW 117th Ave, Oregon City, OR 97045	Repair and Maintenance	Term Loan	Prime plus	2.75%	2/22/2032	52.1	52.1	54.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Electronics Row LLC	(#,^)	10601 W Interstate 70 Frontage Rd N, Wheat Ridge, CO 80033	Nonstore Retailers	Term Loan	Prime plus	2.75%	2/22/2032	241.0	241.0	209.2	0.05%
Easy Touch Personal Home Care	(#,^)	4284 Hwy 5, Douglasville, GA 30135	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/22/2047	86.8	86.8	94.1	0.02%
NBR Group LLC	(#,^)	1068 Pontiac Rd, Drexel Hill, PA 19026	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/22/2032	21.7	21.7	19.4	—%
530 Strength & Conditioning	(#,^)	629 Entler Ave, Chico, CA 95928	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/22/2032	7.2	7.2	6.3	—%
MAIC Operations Corp	(#)	2145 Couty Rd 39, Southampton, NY 11968	Fishing, Hunting and Trapping	Term Loan	Prime plus	2.75%	2/18/2032	204.9	204.9	215.1	0.05%
Unlimited Communication, Inc	(#,^)	1238 E Beamer St, Ste A, Woodland, CA 95776	Telecommunications	Term Loan	Prime plus	2.75%	2/18/2032	1,205.2	1,205.2	1,090.3	0.28%
Temecula Electrical Supply Inc	(#,^)	41992 Avenida Alvarado, Temecula, CA 92590	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	2/18/2032	120.5	120.5	119.0	0.03%
Flavor Junction LLC	(#,^)	5 Karbe Pl, Dix Hills, NY 11746	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/18/2032	13.9	13.9	12.7	—%
Black Phoenix Enterprises LLC	(#,^)	228 Park Ave S, New York, NY 10003	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	2/18/2032	14.5	14.5	14.8	—%
Wbe line services, LLC	(#,^)	437 Twining Ford Rd, Richboro, PA 18954	Administrative and Support Services	Term Loan	Prime plus	2.75%	2/18/2032	265.9	265.9	230.9	0.06%
Donald Patton dba Splash N' Go	(#,^)	3367 Hwy 48 N, Charlotte, TN 37036	Repair and Maintenance	Term Loan	Prime plus	2.75%	2/18/2047	85.6	85.6	96.4	0.02%
Mr and B Snacks Inc	(#,^)	1391 Clay St, Elmont, NY 11003	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	2/18/2032	144.6	144.6	125.5	0.03%
Hillside Kitchens Inc.	(#,^)	345 Hillside Ave Ste C, Williston Park, NY 11596	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/18/2032	69.3	69.3	60.1	0.02%
Liberty Lane Stables LLC	(#,^)	N5090 Bowers Rd, Elkhorn, WI 53121	Support Activities for Agriculture and Forestry	Term Loan	Prime plus	2.75%	2/17/2047	173.7	173.7	189.2	0.05%
Enchanted Jewelry CT LLC & Keith and St George Enterprises, LLC	(#,^)	26 Tanglewood Dr, Preston, CT 06365	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	2/17/2047	82.1	82.1	86.0	0.02%
Brooklyn Cannery LLC	(#,^)	145 12th St, Brooklyn, NY 11215	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/17/2032	54.2	54.2	53.4	0.01%
J R Bolton Services, Inc and My Guy Heating & Air Conditioning Inc	(#,^)	160 Peachtree Industrial Blvd, Sugar Hill, GA 30518	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/17/2032	144.6	144.6	126.0	0.03%
4MAS Grooming Inc	(#,^)	148 Burnetts Way, Suffolk, VA 23434	Nonstore Retailers	Term Loan	Prime plus	2.75%	2/17/2032	84.4	84.4	73.2	0.02%
Commercial Properties R US LLC	(#,^)	3800 Inverrary Blvd, Lauderhill, FL 33319	Real Estate	Term Loan	Prime plus	2.75%	2/16/2032	14.9	14.9	13.3	—%
Phat Patrick Tran Winfield Kenny Auto Service	(#,^)	3637 Snell Ave, San Jose, CA 95136	Repair and Maintenance	Term Loan	Prime plus	2.75%	2/16/2032	18.8	18.8	16.5	—%
Tidal commerce Inc	(#,^)	2100 Clearwater Dr, Oak Brook, IL 60523	Credit Intermediation and Related Activities	Term Loan	Prime plus	2.75%	2/16/2032	280.8	280.8	243.7	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

FAVIS USA INC	(#,^)	5321 Perimeter Pkwy, Montgomery, AL 36116	Machinery Manufacturing	Term Loan	Prime plus	2.75%	2/16/2032	45.7	45.7	45.5	0.01%
Behr Enterprise Solutions LLC	(#,^)	110 Garren Rd, Belton, SC 29627	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/15/2032	21.7	21.7	21.3	0.01%
GET CLEAN SERVICES LLC	(#,^)	4100 W Eldorado Pkwy STE 100-64, McKinney, TX 75070	Administrative and Support Services	Term Loan	Prime plus	2.75%	2/14/2032	1,207.2	1,207.2	1,054.0	0.27%
Faza Contractors Inc.	(#,^)	798 Prairie Rd, West Palm Beach, FL 33406	Construction of Buildings	Term Loan	Prime plus	2.75%	2/14/2032	14.5	14.5	12.6	—%
Spickard Agency LLC	(#,^)	6874 Reinhardt College Parkway, Waleska, GA 30188	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	2/14/2032	21.7	21.7	18.8	—%
Apple Spider LLC dba The Huntsman & Renninger Properties LLC	(#,^)	4923 Buck Lake Rd, Tallahassee, FL 32317	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/14/2047	249.9	249.9	273.7	0.07%
Initium health	(#,^)	1401 Wewatta St, Wheat Ridge, CO 80202	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	2/14/2032	320.6	320.6	278.3	0.07%
William R Kretzer LLC	(#,^)	10375 Park Meadows Dr, Lone Tree, CO 80124	Real Estate	Term Loan	Prime plus	2.75%	2/11/2032	11.4	11.4	9.9	—%
Yachting Solutions LLC	(#,^)	229 Commercial St, Rockport, ME 04856	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	2/11/2032	141.0	141.0	135.9	0.03%
AJ Benavidez Inc dba The Camp Transformation Center	(#,^)	417 Unity Court, Roseville, CA 95678	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/11/2032	57.8	57.8	51.2	0.01%
JOSEPH COSTA dba COSTA AG COMPLIANCE	(#,^)	27912 Cooperstown Rd, La Grange, CA 95329	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	2/11/2032	10.1	10.1	8.8	—%
GREEN COPPERFIELD LLC	(#,^)	7730 Pinemont Dr, Houston, TX 77040	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	2/11/2032	144.6	144.6	125.5	0.03%
DA VINCI FILMS LLC dba MEATPACKING PRODUCTIONS	(#,^)	2813 Palisade Ave, Union City, NY 07087	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	2/11/2032	84.4	84.4	73.2	0.02%
NaSH Lifestyle LLC	(#,^)	123 Emery St, Hempstead, NY 11550	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/11/2047	86.8	86.8	98.0	0.03%
Homescapes LLC	(#,^)	170 Kehle Rd, Madison, MS 39110	Administrative and Support Services	Term Loan	Prime plus	2.75%	2/10/2032	63.4	63.4	55.3	0.01%
589 11th Tavern Inc.dba MCQUAIDS PUBLIC HOUSE	(#)	589 11th Ave, New York, NY 10036	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/10/2032	14.5	14.5	12.6	—%
Tatum Global Services LLC	(#)	8097 Sudley Rd, Manassas, VA 20109	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/9/2032	218.0	218.0	193.1	0.05%
Safetypawz LLC	(#,^)	11110 Sunset Hills Rd, Reston, VA 20195	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	2/9/2032	110.3	110.3	95.7	0.02%
Redwell Enterprises LLC	(#,^)	417 Red Well Rd, New Holland, PA 17557	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/9/2032	79.2	79.2	69.5	0.02%
Sacred Space Midwifery, LLC	(#,^)	16050 Wayne St, Union, MI 49130	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/7/2047	45.9	45.9	50.1	0.01%
Element RCM, LLC	(#,^)	8354 Northfield Blvd, Ste 300, Denver, CO 80238	Administrative and Support Services	Term Loan	Prime plus	2.75%	2/7/2032	69.7	69.7	60.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Satsuma Resources LLC dba Triumph International	(#,^)	22 N Bardsbrook Cir, Ste 201, Spring, TX 77382	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	2/4/2032	75.9	75.9	66.1	0.02%
Neuline Health Management LLC	(#,^)	1402 S Custer Rd, McKinney, TX 75072	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/4/2032	630.5	630.5	577.8	0.15%
Coffee Sales LLC	(#,^)	85 N Gould St Ste 400, Sheridan, WY 82801	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/4/2032	11.3	11.3	9.8	—%
JayJs Zone LLC dba Wing Zone	(#,^)	1860 Front St, East Meadow, NY 11554	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/4/2032	6.9	6.9	6.0	—%
Lee Phamily Group, LLC dba Nothing Bundt Cakes	(#,^)	701 N Milwaukee Ave, Vernon Hills, IL 60061	Food and Beverage Stores	Term Loan	Prime plus	2.75%	2/4/2032	184.4	184.4	162.4	0.04%
GUY HANCOCK INVESTMENTS, INC.dba GUY'S AIR CONDITIONING & HEATING	(#,^)	19917 FM 1485 Rd, New Caney, TX 77357	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	2/3/2032	50.6	50.6	43.9	0.01%
James Hercey dba East River Armament	(#,^)	274 Chapelview Rd, Bluefield, WV 24701	Nonstore Retailers	Term Loan	Prime plus	2.75%	2/2/2032	15.5	15.5	13.5	—%
Third Coast Parasail Company	(#,^)	1237 N Stingaree Dr, Crystal Beach, TX 77650	Educational Services	Term Loan	Prime plus	2.75%	2/2/2047	66.0	66.0	72.0	0.02%
Change Inc,Turning Leaf Agency Inc,Change Meadowbrook Manor Inc & Chan	(#,^)	1251 South Main St, Middletown, CT 06457	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	1/31/2032	62.9	62.9	60.8	0.02%
Pernicano Enterprises Inc	(#,^)	1138 S Rio Vista Blvd, Fort Lauderdale, FL 33316	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/31/2032	64.6	64.6	56.1	0.01%
Tasker Healthcare Group, P.C.and Cleotomarie, LLC	(#,^)	910 E Willow Grove Ave, Wyndmoor, PA 19038	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	1/31/2047	322.4	322.4	363.9	0.09%
Tasker Healthcare Group P.C.	(#,^)	910 E Willow Grove Ave, Wyndmoor, PA 19038	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	1/31/2032	87.5	87.5	86.2	0.02%
Arcas Machine Inc	(#,^)	700 N Neely St, Gilbert, AZ 85233	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	1/31/2032	167.6	167.6	145.5	0.04%
BITM Legacy LLC dba 911 Restoration of San Antonio	(#,^)	15555 tradesman Ste 200, San Antonio, TX 78249	Construction of Buildings	Term Loan	Prime plus	2.75%	1/31/2032	17.0	17.0	15.2	—%
JG Beauty Group Inc dba SUGARINGNYC DALLAS	(#,^)	11617 Coral Hills Dr, Dallas, TX 75229	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/30/2032	93.5	93.5	81.4	0.02%
The Natural Place Medspa Inc and The Natural Place Property Management	(#,^)	11975 Main St, Broomfield, CO 80020	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/31/2047	82.5	82.5	87.1	0.02%
Apex Grading Inc	(#,^)	3156 Gloria Ter, Layfayette, CA 95429	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/28/2032	239.4	239.4	207.8	0.05%
Sims Management Services LLC	(#,^)	2905 Eastern Willow Ave, Orlando, FL 32808	Nonstore Retailers	Term Loan	Prime plus	2.75%	1/28/2032	14.4	14.4	12.5	—%
Cutone & Company Consultants, LLC	(#,^)	43 W 33rd St, New York, NY 10001	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/28/2047	1,243.9	1,243.9	1,367.5	0.35%
Choice Care Learning Centers Inc	(#,^)	123 Park Ln Dr, Rutherfordton, NC 28139	Social Assistance	Term Loan	Prime plus	2.75%	4/28/2047	79.6	79.6	88.8	0.02%
ALTAMAHA DME INC	(#,^)	477 S 1st St, Jesup, GA 31545	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	1/28/2032	70.2	70.2	69.1	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

LR Greenview LLC dba Teaspoon	(#,^)	2977 Ygnacio Valley Rd, Walnut Creek, CA 94598	Food and Beverage Stores	Term Loan	Prime plus	2.75%	1/27/2032	37.3	37.3	32.9	0.01%
TAMARIND LEARNING INC	(#,^)	20283 FL-7, Boca Raton, FL 33498	Educational Services	Term Loan	Prime plus	2.75%	1/27/2032	311.3	311.3	270.2	0.07%
S&W Sales and Service LLC	(#,^)	240 Industrial Park Rd, Fort Valley, GA 31030	Construction of Buildings	Term Loan	Prime plus	2.75%	1/26/2032	131.7	131.7	127.6	0.03%
TeugByeolHan Licensed Clinical Social Worker Inc	(#,^)	1611 S Pacific Coast Hwy, Redondo Beach, CA 90277	Social Assistance	Term Loan	Prime plus	2.75%	1/26/2032	8.3	8.3	7.2	—%
K & A Automotive Inc	(#,^)	2070 Nooseneck Hill Rd, Coventry, RI 02816	Gasoline Stations	Term Loan	Prime plus	2.75%	5/26/2047	55.9	55.9	63.1	0.02%
1st Star Alacer LLC	(#,^)	2251 Dehne Rd,, Northbrook, IL 60062	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/25/2032	14.4	14.4	12.5	—%
Shauna Roberts Licensed Marriage Family Therapist	(#,^)	2270 Douglas Blvd, Roseville, CA 95661	Social Assistance	Term Loan	Prime plus	2.75%	1/24/2032	14.4	14.4	12.8	—%
Normandie Eateries Inc	(#,^)	10111 Normandie Ave, Los Angeles, CA 90044	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/21/2032	119.7	119.7	104.2	0.03%
Strive Design Inc dba Fully Promoted	(#,^)	22221 Palos Verdes Blvd, Torrance, CA 90505	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/21/2032	55.1	55.1	47.8	0.01%
Kynytyx, Inc.	(#,^)	990 Station Rd, Bellport, NY 11713	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	1/21/2032	107.7	107.7	101.4	0.03%
Treehouse Charcuterie, Inc dba Graze Craze	(#,^)	47 Straits Rd, Hatfield, MA 01002	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/21/2032	19.0	19.0	17.1	—%
CJAUTOPROS L.L.C.	(#,^)	943 Asheville Ave, Apt 207, Fort Mill, SC 29708	Nonstore Retailers	Term Loan	Prime plus	2.75%	1/21/2032	5.7	5.7	5.0	—%
Better Care Homes LLC	(#,^)	26677 W. 12 Mile Rd, Southfield, MI 48034	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/21/2032	59.9	59.9	52.0	0.01%
KILTED BUILDERS, LLC dba KILTED HOME REPAIR	(#,^)	42 Stonehenge Dr, Henniker, NH 03242	Construction of Buildings	Term Loan	Prime plus	2.75%	1/21/2032	7.2	7.2	6.2	—%
TruYou Aesthetics LLC	(#,^)	3493 Rankin Ferry Loop, Louisville, TN 37777	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/20/2032	19.4	19.4	16.8	—%
Maverick Well Service LLC	(#,^)	300 Farm to Market Rd 1252 E, Kilgore, TX 75662	Support Activities for Mining	Term Loan	Prime plus	2.75%	1/20/2032	1,197.2	1,197.2	1,158.3	0.30%
Astrodynamic Wines, LLC dba Oceano Wines	(#,^)	485 Morro Bay Blvd, Morro Bay, CA 93442	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	1/19/2032	21.5	21.5	19.2	—%
MNJR0912 Inc dba HOTWORX	(#,^)	2703 East Broadway, Columbia, MO 65201	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/19/2032	30.3	30.3	29.4	0.01%
Vines & Bines, LLC dba Vintage Views Bar	(#,^)	515 Owens Way, Severna Park, MD 21146	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/19/2032	11.0	11.0	9.6	—%
Wibaux Industries, L.L.C. dba Wibaux General Store	(#,^)	121 Wibaux St, Wibaux, MT 59353	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	1/19/2032	14.9	14.9	15.6	—%
Elizabeth Heil dba Harmony Hair Design	(#,^)	244 West Main St, Ste 2, Goshen, NY 10924	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/18/2032	5.7	5.7	4.9	—%
Gs Chips inc	(#,^)	1010 4th St. SE, Canton, OH 44707	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	1/18/2032	71.1	71.1	62.6	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Creek Outdoors LLC dba Creek Archery	(#,^)	114 McGrogan Rd, Ruffs Dale, PA 15679	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	1/14/2032	39.9	39.9	34.7	0.01%
Fulton Beer Hall LLC dba Fulton Hall	(#,^)	250 Ashland Pl, Brooklyn, NY 11217	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/14/2032	11.1	11.1	9.6	—%
11th Avenue, Inc.f/k/a Groopville Inc; Groopdealz, LLC and Grizzly Riv	(#,^)	2728 E14th North, Idaho Falls, ID 83401	Nonstore Retailers	Term Loan	Prime plus	2.75%	1/14/2047	194.2	194.2	199.3	0.05%
Equestrian Services International, LLC	(#,^)	1261 F Rd, Loxahatchee, FL 33470	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	1/13/2032	68.5	68.5	59.6	0.02%
Elite Roofing LLC	(#,^)	3600 Chamberlain Ln, Louisville, KY 40241	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	1/13/2032	12.9	12.9	11.2	—%
Prime Way USA LLC dba Primeway Wood	(#,^)	3700 NW 124th Ave, Unit #137, Coral Springs, FL 33065	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	1/13/2032	83.8	83.8	72.7	0.02%
Atlas Tr Inc dba Atlas General Construction	(#,^)	36391 Haley St, Newark, CA 94560	Construction of Buildings	Term Loan	Prime plus	2.75%	1/12/2032	59.9	59.9	53.8	0.01%
Concord Technologies Inc	(#,^)	4635 SE 44th Ave, Portland, OR 97206	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/12/2032	56.0	56.0	48.6	0.01%
HPT SOLUTIONS, INC.	(#,^)	1215 Lake Rise Overlook, Gallatin, TN 37066	Truck Transportation	Term Loan	Prime plus	2.75%	1/12/2032	35.9	35.9	31.2	0.01%
Matthew McDonough dba Changing Gearz	(#,^)	161 Main St, West Newbury, MA 01985	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	1/6/2032	7.8	7.8	7.2	—%
Clinical Assessment Group, LLC	(#,^)	4801 Lang Ave NE, Albuquerque, NM 87109	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	1/6/2032	4.3	4.3	3.7	—%
OPC Group LLC	(#,^)	45 Irving Ave, Brooklyn, NY 11237	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	1/5/2032	19.4	19.4	17.2	—%
Life at the Beach LLC dba Garra Spa	(#,^)	5675 N Atlantic Ave, Cocoa Beach, FL 32931	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/4/2032	36.1	36.1	32.0	0.01%
3815 Media, Inc.	(#,^)	3201 Peachtree Corners Cir, Peachtree Corners, GA 30092	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	12/30/2031	354.4	354.4	368.1	0.09%
Pole Dance Carolinas LLC dba PoleFit Carolinas	(#,^)	9826 Gilead Rd, C -200, Hunterville, NC 28078	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/29/2031	39.2	39.2	34.1	0.01%
The Dance Affair, Inc	(#,^)	850 N Winchester Blvd, San Jose, CA 95128	Educational Services	Term Loan	Prime plus	2.75%	12/29/2031	7.7	7.7	6.7	—%
Hacienda Car Wash Inc.	(#,^)	2400 S Goliad St, Rockwall, TX 75032	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/29/2046	51.4	51.4	56.6	0.01%
Nova Engineering Inc	(#,^)	4373 Viewridge Ave, Ste A, San Diego, CA 92123	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/29/2031	47.6	47.6	41.3	0.01%
Champion Volleyball Club of Houston LLC	(#,^)	19418 Pinehurst Trail Dr, Humble, TX 77346	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/29/2046	159.7	159.7	171.6	0.04%
Monticello Corporation dba Reid Super Save Market #3 and Millclem Cor	(#,^)	600 Preston Ave, Charlottesville, VA 22903	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/29/2031	66.6	66.6	69.9	0.02%
Beyond the Numbers CPAs Inc	(#,^)	1004 Lewis Ave, Billings, MT 59102	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/29/2046	138.4	138.4	150.1	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

NORTHCOMM LLC dba RFS Construction	(#,^)	213 Cascade View Court, East Wenatchee, WA 98802	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/29/2031	82.9	82.9	72.0	0.02%
Kosovar Corporation dba La Vista Ristorante Italiano	(#,^)	355 Smith Ridge Rd, South Salem, NY 10590	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/29/2046	336.2	336.2	371.9	0.09%
RV'S-4-Less dba RV Liquidation Center	(#,^)	984 W Shaw Ave, Clovis, CA 93612	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	12/29/2031	329.3	329.3	298.5	0.08%
Lillie Mae's Place LLC	(#,^)	57 Main St, East Haven, CT 06512	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/29/2046	98.0	98.0	103.3	0.03%
Henry J Fishman MVPC	(#,^)	2021 K St Ste 400 NW, Washington, DC 20006	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/29/2031	321.0	321.0	284.2	0.07%
Happy Wheels Charter LLC	(#,^)	4 Old Elm St, Salusbury, MA 01952	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	12/29/2046	178.0	178.0	194.7	0.05%
Eastern Aero Marine, Inc, dba EAM Worldwide	(#,^)	5502 NW 37th Ave, Miami, FL 33142	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	12/29/2046	1,235.9	1,235.9	1,394.9	0.36%
High Q Automotive Consulting andRide 4 U LLC	(#,^)	747 N State Rd 7, Plantation, FL 33317	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	12/29/2046	1,239.4	1,239.4	1,329.1	0.34%
3 Generations LLC	(#,^)	2800 Baton Rouge Rd, Williamstown, KY 41097	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/29/2032	136.7	136.7	120.4	0.03%
Inspired Education 2 LLC dba Happy Days 2	(#,^)	221 Edinburg Rd, Mercerville, NJ 08619	Social Assistance	Term Loan	Prime plus	2.75%	12/29/2046	247.5	247.5	256.3	0.07%
Altitude Roofing LLC	(#,^)	2909 N Tindle Blvd, Flagstaff, AZ 86004	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/29/2031	76.1	76.1	66.0	0.02%
CPH Milpitas LLC dba Curry Pizza House	(#,^)	1806 Milmont Dr, Milpitas, CA 95035	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/29/2031	83.2	83.2	72.6	0.02%
The Queen Ready Mix, Inc.	(#,^)	8702 Liberty Rd, Houston, TX 77028	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	12/29/2031	478.3	478.3	451.8	0.12%
Hacienda Car Wash Inc.	(#,^)	2400 S Goliad St, Rockwall, TX 75087	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/29/2031	9.5	9.5	9.4	—%
Belcher's Electric LLC	(#,^)	138 Dorchester St, Greenwood, SC 29646	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/29/2031	19.3	19.3	16.9	—%
Clean Pro 1, LLC	(#)	385 Boston Post Rd, Orange, CT 06477	Construction of Buildings	Term Loan	Prime plus	2.75%	5/29/2047	159.8	159.8	180.4	0.05%
Calderon Insurance Agency dba California Liberty Insurance	(#,^)	5127 Franklin Blvd, #3, Sacramento, CA 95820	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	12/29/2046	179.1	179.1	189.1	0.05%
Arclight Industries LLC	(#,^)	340 Quail Run Rd,, Venetia, PA 15367	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	12/29/2046	37.1	37.1	40.6	0.01%
Bright Horizons Preschool, LLC	(#,^)	275 Enterprise Dr, Valdosta, GA 31601	Social Assistance	Term Loan	Prime plus	2.75%	12/29/2046	217.8	217.8	236.3	0.06%
Unique Surveillance LLC and Fast Guard Service Worldwide, LLC	(#,^)	925 South 21st Ave, Hollywood, FL 33020	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/28/2031	1,169.8	1,169.8	1,035.7	0.26%
CS Concept Holdings, LLC and CS Holdings 409 South Main, LLC	(#,^)	4350 Canada Rd, :, Lakeland, TN 38002	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/28/2031	45.6	45.6	39.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Freedom Construction LLC	(#,^)	2897 E Massengale Rd, Shelbyville, IN 46176	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/28/2031	10.3	10.3	9.7	—%
Lotus Care LLC	(#,^)	14000 Sunfish Lake Blvd, NW, MN 55303	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/28/2031	21.4	21.4	18.5	—%
Colorado Avocado LLC dba Toastique	(#,^)	11590 Ridgeline Dr, Colorado Springs, CO 80921	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/27/2032	165.8	165.8	146.3	0.04%
Alaska Demolition, LLC	(#,^)	2817 Rampart Dr, Anchorage, AK 99501	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/27/2046	1,235.9	1,235.9	1,394.9	0.36%
Outdoor Equipment Manufacturer, LLC	(#,^)	3520 NW 51st St, Miami, FL 33142	Textile Product Mills	Term Loan	Prime plus	2.75%	12/23/2031	89.2	89.2	93.4	0.02%
Riaz and Son Inc and Uddin Family Realty	(#,^)	100-15 94th Ave, Ozone Park, NY 11416	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/23/2046	142.1	142.1	160.2	0.04%
Nyssa Mercantile LLC	(#,^)	119 Main St, Nyssa, OR 97913	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	12/23/2031	54.7	54.7	50.5	0.01%
The Beginning Zone	(#,^)	13709 S. Wilkie Ave, Gardena, CA 90249	Social Assistance	Term Loan	Prime plus	2.75%	12/23/2046	187.8	187.8	202.9	0.05%
M-23 Mechanical Systems	(#,^)	2974 Betsy Way, San Jose, CA 95133	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/23/2031	55.9	55.9	48.4	0.01%
Nyssa Mercantile, LLC	(#,^)	119 Main St, Nyssa, OR 97913	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	12/23/2046	41.5	41.5	44.3	0.01%
PKLoop Peer LLC	(#,^)	1051 Kaylie St, Grand Prairie, TX 75052	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	12/23/2031	21.4	21.4	19.8	0.01%
Sk8 House Virginia Beach LLC	(#,^)	600 Lynnhaven Pkwy, Virginia Beach, VA 23452	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/23/2031	15.0	15.0	13.0	—%
LDI Energy Services, LLC	(#,^)	6519 103 West Ave, Tioga, ND 58852	Support Activities for Mining	Term Loan	Prime plus	2.75%	12/22/2046	270.2	270.2	294.7	0.08%
Mobile Bottling Source LLC	(#,^)	611 Green Sage Way, las Vegas, NV 89138	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/22/2031	178.3	178.3	158.5	0.04%
Rana N. Hassan, M.D P.C	(#,^)	71 Franklin Ave, Franklin Square, NY 11010	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/22/2031	108.4	108.4	95.0	0.02%
Plantation Shutter Co Inc	(#,^)	11704 Wilshire Blvd, Los Angeles, CA 90275	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	12/22/2031	83.2	83.2	72.1	0.02%
Kinly Signs Corporation	(#,^)	2485 County Rd 1, South Point, OH 45680	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	12/22/2046	295.7	295.7	306.1	0.08%
Scott Hollingsworth Equipment Company	(#,^)	17621 Perkins Rd, Baton Rouge, LA 70810	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	12/22/2031	62.5	62.5	65.5	0.02%
LDI Energy Services, LLC dba LDI Excavation	(#,^)	6519 103 West Ave, Tioga, ND 58852	Support Activities for Mining	Term Loan	Prime plus	2.75%	12/22/2031	312.2	312.2	287.9	0.07%
HHLM LLC	(#,^)	535 Shawmut Ave, Boston, MA 02118	Personal and Laundry Services	Term Loan	Prime plus	2.75%	12/22/2031	13.3	13.3	11.7	—%
The Handyman Clarksville, LLC	(#,^)	2727 Union Hall Rd, Clarksville, TN 37040	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/22/2031	179.3	179.3	187.9	0.05%
C&C Contracting	(#,^)	10620 Southern Highlands Parkway, Las Vegas, NV 89141	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/22/2031	59.4	59.4	51.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

BYC - La Quinta LLC dba Broken Yolk Cafe	(#,^)	78430 CA-111, La Quinta, CA 92253	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/22/2046	563.9	563.9	608.4	0.16%
Inobe LLC dba BLD2GO	(#,^)	1146 W Buckeye Rd, Phoenix, AZ 85007	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/21/2046	97.4	97.4	101.1	0.03%
Storm Trooper Transportation Corp	(#,^)	2205 W Highland Ave, San Bernardino, CA 92407	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/21/2031	746.4	746.4	652.5	0.17%
Lauren Taylor Beauty LLC dba Evolution Body Works	(#,^)	195 E 4th St Ste 10, Long Beach, CA 90802	Personal and Laundry Services	Term Loan	Prime plus	2.75%	12/21/2031	74.8	74.8	70.1	0.02%
Storm Trooper Transportation Corp	(#,^)	2205 W Highland Ave, San Bernardino, CA 92407	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/21/2046	453.9	453.9	498.2	0.13%
Mercury Pharmacy Corporation	(#,^)	480 Chadbourne Rd, Fairfield, CA 94534	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	12/21/2031	177.7	177.7	153.9	0.04%
360 GRIP AND ELECTRIC LLC and Julien Janigo	(#,^)	3500 Eagle Rock Blvd, Los Angeles, CA 90065	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/21/2031	78.5	78.5	70.8	0.02%
QUICK DROP IMPOUNDING, TOWING & RECOVERY, INC	(#,^)	2565 Lake Rockaway Rd SW, Conyers, GA 30012	Support Activities for Transportation	Term Loan	Prime plus	2.75%	12/21/2046	145.7	145.7	164.3	0.04%
Alaska Industrial Paint, LLC and Endeavor Properties LLC	(#)	1301 North Post Rd, Anchorage, AK 99501	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/21/2047	25.0	25.0	28.2	0.01%
Yours II Cosmetology Academy Inc	(#)	1416 W Columbia Ave, Battle Creek, MI 49015	Educational Services	Term Loan	Prime plus	2.75%	9/21/2047	873.9	873.9	986.6	0.25%
Regal Express Corporation	(#,^)	4122 County Rd 516, Matawan, NJ 07747	Truck Transportation	Term Loan	Prime plus	2.75%	12/20/2031	127.6	127.6	110.6	0.03%
Robo-Breaking New York Inc	(#,^)	302A W 12th St, New York, NY 10014	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/20/2031	286.2	286.2	297.9	0.08%
Nextstep Counseling Services, LLC	(#,^)	1707 Linwood Dr, Paragould, AR 72450	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/20/2031	29.5	29.5	25.6	0.01%
First Lone Star Pharmacy Group II, LLC dba Trinity Pharmacy	(#,^)	1925 East Rosemeade Parkway, Carrollton, TX 75007	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	12/20/2046	102.4	102.4	107.7	0.03%
First Lone Star Pharmacy Group LLC	(#,^)	6901 Preston Rd, Dallas, TX 75205	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	12/20/2031	119.3	119.3	103.4	0.03%
Unlimited Investors Group, Inc.	(#,^)	252 Aster Pl, Hampstead, NC 28443	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	12/20/2031	356.6	356.6	309.0	0.08%
Vidya Technologies LLC	(#,^)	2509 George Mason Dr, Virginia Beach, VA 23456	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	12/20/2031	7.6	7.6	6.6	—%
Theramove & Diagnostics LLC	(#,^)	110 West Rd, Towson, MD 21204	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/20/2031	8.3	8.3	8.2	—%
Invisishield, L.L.C	(#,^)	6120 Louetta Rd, Houston, TX 77379	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/17/2031	35.7	35.7	31.1	0.01%
Brooker Construction LLC dba Sampson Tree Service	(#,^)	2170 SW Conant Ave, Port St. Lucie, FL 34953	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/17/2031	255.2	255.2	227.2	0.06%
VENDALL VENTURES LLC	(#,^)	25027 South Interstate, WaKeeney, KS 67672	Accommodation	Term Loan	Prime plus	2.75%	12/17/2046	271.4	271.4	292.1	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Logo Concepts LLC	(#,^)	1265 W 1275 North #2, Centerville, UT 84014	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	12/17/2031	336.7	336.7	293.6	0.07%
MR3 LLC dba dba Union Fence	(#,^)	1340 Hartford Ave, Johnston, RI 02919	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/17/2046	331.2	331.2	366.1	0.09%
Leedann Properties LLC	(#,^)	534 Mill St SE, Gainesville, GA 30501	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/17/2046	246.0	246.0	255.7	0.07%
La Taqueria, Inc.	(#)	10 Greenwich Ave, GREENWICH, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/17/2032	359.3	359.3	315.3	0.08%
SoCal Propane LLC	(#,^)	220 N San Jacinto St, Hemet, CA 92543	Nonstore Retailers	Term Loan	Prime plus	2.75%	12/17/2031	323.4	323.4	338.9	0.09%
Ponce & Ponce, Inc	(#,^)	3015 NW 74th Ave, Miami, FL 33122	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/17/2031	71.3	71.3	61.8	0.02%
Venture Coffee Company, LLC dba Venture Roastery	(#,^)	13406 W Center Dr, Lakewood, CO 80228	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/17/2031	19.4	19.4	16.9	—%
Maxwell, Hendry & Simmons LLC	(#,^)	1619 Jackson St, Fort Myers, FL 33901	Real Estate	Term Loan	Prime plus	2.75%	12/17/2031	145.0	145.0	125.6	0.03%
SEC LLC	(#,^)	4470 Sunset Blvd, Los Angeles, CA 90027	Utilities	Term Loan	Prime plus	2.75%	12/16/2031	68.5	68.5	59.3	0.02%
JMJ Sales Group LLC	(#,^)	210 S. Linn Ave.,, Wentzville, MO 63385	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/16/2031	47.5	47.5	43.2	0.01%
Milson Restaurants LLC dba El Chico Granbury	(#,^)	1151 E US Hwy 377, Ste #110, Granbury, TX 76048	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/16/2031	71.8	71.8	62.2	0.02%
LGB Tax and Accounting LLC dba Loretta GriefBarbaro EA	(#,^)	2944 Valentine Pl, Wantagh, NY 11793	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/16/2046	110.3	110.3	122.4	0.03%

Sivalingam Medical Corporation, Inc dba First Valley Medical Group	(#,^)	44725 10th St W, Ste 210, Lancaster, CA 93534	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/16/2031	764.2	764.2	662.0	0.17%
Pool Logic Design and Construction Inc	(#,^)	277 W Allen Ave, San Dimas, CA 91773	Construction of Buildings	Term Loan	Prime plus	2.75%	12/16/2031	484.3	484.3	419.6	0.11%
Empowering Families Educational Services	(#,^)	504 W Baseline Rd, STE A, Glendora, CA 91740	Educational Services	Term Loan	Prime plus	2.75%	12/16/2031	7.1	7.1	6.2	—%
Throop Family Holdings Inc dba Rogue Metal & Supply	(#,^)	7130 Crater Lake Hwy, White City, OR 97503	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/16/2031	202.1	202.1	187.3	0.05%
Cooks BBQ Products dba Cooks International	(#,^)	7 World Trade Center, New York, NY 10006	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/15/2031	969.1	969.1	884.7	0.23%
Good Fortune Supermarket (Rhode Island) Corp	(#,^)	101 Cadillac Dr, Providence, RI 02907	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/15/2031	618.2	618.2	632.5	0.16%
Quandry Enterprises LLC dba Twinkle Toes Nanny	(#,^)	1600 E Sunrise Blvd, Fort. Lauderdale, FL 33304	Social Assistance	Term Loan	Prime plus	2.75%	12/15/2031	6.4	6.4	5.6	—%
TSM New Beginnings	(#,^)	8850 W Sunset Rd, Las Vegas, NV 89148	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/15/2031	25.7	25.7	22.3	0.01%
The Great Gatsby Motel Inn Corporation	(#,^)	214 County Hwy 152, Northville, NY 12134	Accommodation	Term Loan	Prime plus	2.75%	12/15/2046	98.9	98.9	110.3	0.03%
Aqua Salon and Spa LLC	(#,^)	6730 Post Rd, North Kingston, RI 02852	Personal and Laundry Services	Term Loan	Prime plus	2.75%	12/15/2046	80.3	80.3	87.6	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Avtek Integration Services, Inc	(#,^)	4733 122nd Ave N., Unit E, Pinellas Park, FL 33762	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/15/2031	65.4	65.4	61.4	0.02%
Erin Dewey dba Castle Rock Bakery	(#,^)	160 Huntington Ave, Ste A & B, Castle Rock, WA 98611	Food Manufacturing	Term Loan	Prime plus	2.75%	12/14/2031	44.9	44.9	39.8	0.01%
First Choice Brokerage Corporation First Choice Strategies LLC &First	(#,^)	822 A1A N, Ponte Vedra Beach, FL 32082	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	12/14/2031	59.9	59.9	51.9	0.01%
Nicholas Peter Berry dba Nick Berry Production Lighting	(#,^)	1081 Hayes Ave, San Diego, CA 92103	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	12/14/2031	0.9	0.9	0.9	—%
Smart Wired Services LLC	(#,^)	123 McCreary Rd, New Brighton, PA 15066	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/14/2031	7.6	7.6	8.0	—%
CTS MANAGEMENT USA INC	(#,^)	17 Marion Ave, Franklin Park, NJ 08823	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/14/2031	59.4	59.4	51.5	0.01%
Corporate Tax Services, Inc.	(#,^)	1250 Broadway 36th Floor, New York, NY 10001	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/14/2031	14.3	14.3	12.4	—%
Lloyd Hardware LLC	(#,^)	2319 W. Court St, Janesville, WI 53548	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	12/13/2031	95.1	95.1	88.4	0.02%
EBG Re-Sell LLC	(#,^)	26943 Ruether Ave, Santa Clarita, CA 91351	Nonstore Retailers	Term Loan	Prime plus	2.75%	12/13/2031	7.1	7.1	6.2	—%
BGF Bobby Q's Inc	(#)	365 W Sunrise Hwy, Freeport, NY 11520	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/13/2047	230.9	230.9	248.9	0.06%
IV Therapy Management Inc	(#,^)	2 Sears Dr, Paramus, NJ 07652	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/13/2032	28.8	28.8	25.3	0.01%
Momentum Metal Finishing, Inc.	(#)	1286 Anvilwood Ave, Sunnyvale, CA 94089	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	12/13/2031	191.8	191.8	191.8	0.05%
Sky’s The Limit Yoga Company	(#,^)	115 W 25TH St, Norfolk, VA 23517	Educational Services	Term Loan	Prime plus	2.75%	12/13/2031	5.7	5.7	4.9	—%
Phillips Rental RV, LLC	(#,^)	5827 Stanida Cir, Holladay, UT 84121	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/10/2031	9.5	9.5	8.2	—%
Nonnos Ice Cream Shoppe Inc	(#,^)	270 Seabury St, Fall River, MA 02720	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/10/2046	19.8	19.8	22.3	0.01%
Stehlik Service and Tire INC	(#,^)	2410 N Powers Blvd, Colorado Springs, CO 80915	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/10/2046	116.1	116.1	119.4	0.03%
Blooms Pharmacy LLC	(#,^)	16347 Middlebelt Rd, Livonia, MI 48154	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	12/10/2031	24.7	24.7	25.9	0.01%
ANR Insulation , LLC dba King Insulation	(#,^)	25 N 47th Ave, Phoenix, AZ 85043	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/10/2031	475.5	475.5	412.0	0.11%
World Diamond Source, Inc	(#,^)	2987 Center Port Cir, Stes 4 & 5, Pompano Beach, FL 33064	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/9/2031	190.2	190.2	199.4	0.05%
Railhead, Inc	(#,^)	13800 Coppermine Rd, Herndon, VA 20171	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/9/2031	33.3	33.3	28.8	0.01%
Suha Signs LLC dba Signaramaa	(#,^)	8211 Byron Center Ave SW, Byron Center, MI 49315	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/9/2032	29.4	29.4	30.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Suha Restaurants LLC dba The Great Greek Grill	(#,^)	8211 Byron Center Ave SW, Byron Center, MI 49315	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/9/2032	99.1	99.1	104.2	0.03%
Suha Promotions LLC dba Fully Promoted	(#,^)	8211 Byron Center Ave SW, Byron Center, MI 49315	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/9/2032	26.8	26.8	28.2	0.01%
NEW FRONTIER INSURANCE AGENCY OF FORT CALHOUN, INC	(#,^)	510 North 14th, Fort Calhoun, NE 68023	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	12/9/2031	15.0	15.0	15.7	—%
Myoung & Lee Inc	(#,^)	10251 Little Brier Creek Ln, Ste 106, Raleigh, NC 27617	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/8/2031	16.2	16.2	14.1	—%
Foster the Community LLC	(#,^)	13451 and 13453 Fishhawk Blvd, Riverview, FL 33569	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/8/2032	18.0	18.0	18.9	—%
Clean Energyz LLC	(#,^)	881 Alma Real Dr, Pacific Palisades, CA 90272	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/8/2046	999.4	999.4	1,047.6	0.27%
Broadway Ethos Holdings, LLC	(#,^)	218 Elizabeth St, East Jordan, MI 49727	Accommodation	Term Loan	Prime plus	2.75%	12/8/2046	51.2	51.2	55.2	0.01%
Freedom Toast LLC dba Sunrise Diner	(#,^)	401 N Atlantic Ave, Ocean City, MD 21842	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/8/2031	18.0	18.0	15.8	—%
Atomic Dog LLC dba Jack's Hard Cider	(#,^)	1865 Gettysburg Village Dr, Unit 5, Gettysburg, PA 17325	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	12/7/2031	1,081.8	1,081.8	959.8	0.24%
Sweet Pink’s Creamery LLC dba Sweet Charlies	(#,^)	391 Quill Dr, Dawsonville, GA 30534	Food Manufacturing	Term Loan	Prime plus	2.75%	12/7/2031	6.1	6.1	5.3	—%
Wilcompute	(#,^)	200 W Pondera Ave, Lancaster, CA 93534	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/7/2046	41.5	41.5	46.8	0.01%
Cali Weights LLC	(#,^)	650 Pressley Rd, Charlotte, NC 28217	Nonstore Retailers	Term Loan	Prime plus	2.75%	12/7/2031	40.4	40.4	35.0	0.01%
Alley Taco 402, LLC dba Alley Taco 402	(#,^)	2002 Missouri Ave, Omaha, NE 68107	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/6/2046	22.2	22.2	23.8	0.01%
Patsy McCraken	(#,^)	514 E Main St, Henryetta, OK 74437	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	12/6/2031	35.9	35.9	34.0	0.01%
Mudshark Studios, LLC	(#,^)	1930 NE Oregon St, Portland, OR 97232	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/6/2031	13.7	13.7	11.9	—%
Reliance Healthcare Services LLP dba Always Best Care Senior Services	(#,^)	1101 Kings Hwy N, Cherry Hill, NJ 08034	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/3/2031	36.9	36.9	32.0	0.01%
BB's Childcare, LLC dba Brilliant Brains Learning Center	(#,^)	7076 Blondo St, Omaha, NE 68104	Social Assistance	Term Loan	Prime plus	2.75%	12/3/2031	13.7	13.7	11.9	—%
HMG Strategy, LLC	(#,^)	55 Post Rd West, Westport, CT 06880	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/3/2031	83.2	83.2	72.1	0.02%
Pinnacle Pools, Inc	(#,^)	20442 Palomar St, Wildomar, CA 92595	Administrative and Support Services	Term Loan	Prime plus	2.75%	5/3/2032	10.0	10.0	8.7	—%
Cliff's Motor Inn, LLC	(#,^)	4785 Saint Leonard Rd, Saint Leonard, MD 20685	Accommodation	Term Loan	Prime plus	2.75%	12/3/2046	56.8	56.8	61.3	0.02%
Metalhouse LLC	(#,^)	4705 S. Apopka Vineland Rd, Orlando, FL 32819	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/2/2031	299.6	299.6	259.5	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

RECS LLC dba Richmond Express	(#,^)	1804 Dabney Rd, Richmond, VA 23230	Couriers and Messengers	Term Loan	Prime plus	2.75%	12/1/2031	141.0	141.0	122.3	0.03%
Carolina Decompression and Physical Therapy LLC	(#,^)	11618 US Hwy 70 W, Ste 106, Clayton, NC 27520	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/1/2031	71.3	71.3	61.8	0.02%
Pro Source Services, Inc dba Pro Source Services	(#,^)	6970 Wallis Rd, West Palm Beach, FL 33413	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/1/2031	102.8	102.8	89.0	0.02%
Ryan M. White dba Precision Engraving and Signs	(#,^)	2419 Heather Ave, Long Beach, CA 90815	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	12/1/2031	17.1	17.1	16.0	—%
CDM Field Services, Inc. dba Xcite Automotive	(#,^)	328 South Jefferson St, Chicago, IL 60661	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/1/2031	370.8	370.8	325.4	0.08%
L.O.T Early Learning Center LLC	(#,^)	650 NW 183rd St, Miami, FL 33169	Social Assistance	Term Loan	Prime plus	2.75%	11/30/2031	23.6	23.6	23.0	0.01%
JMH GROUP, LLC dba Hotworx Studio	(#,^)	13435 University Ave, Clive, IA 50325	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/30/2032	40.5	40.5	36.1	0.01%
Ascent Holdings LLC and First Ascent, LLC	(#,^)	3516 N Spaulding Ave, Chicago, IL 60618	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	1/30/2032	167.4	167.4	148.2	0.04%
Poquoson Law Group, P.C.and Holcomb Solutions, LLC	(#,^)	720 Roger Brown Dr, Newport News, VA 23602	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/30/2046	166.3	166.3	175.7	0.04%
The Four Star Ranch, LLC	(#,^)	238 Oak St, Medford, NY 11763	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	11/30/2046	98.7	98.7	109.0	0.03%
LR Greenview LLC dba Teaspoon	(#,^)	2977 Ygnacio Valley Rd, Unit 2977, Pleasant Hill, CA 94523	Food and Beverage Stores	Term Loan	Prime plus	2.75%	7/24/2032	24.8	24.8	21.6	0.01%
Runyaro Richardson dba Self Made Musicnaire	(#,^)	14855 Memorial Dr, Houston, TX 77079	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	11/24/2031	7.6	7.6	6.7	—%
Edenburg Hospitality Inc	(#,^)	2750 SW 145th Ave, Ste 304, Miramar, FL 33027	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/23/2031	59.0	59.0	61.9	0.02%
Southern Latitude Charters LLC	(#,^)	425 N. Osprey Ave, Sarasota, FL 34236	Scenic and Sightseeing Transportation	Term Loan	Prime plus	2.75%	11/23/2031	19.1	19.1	17.4	—%
Alpine Rings, LLC	(#,^)	2040 Independence Commerce Dr, Matthews, NC 28105	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	11/23/2031	14.2	14.2	12.3	—%
J Lan CPA Inc	(#,^)	12225 South St, Artesia, CA 90701	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/23/2031	21.3	21.3	18.4	—%
Cause of a Kind, LLC	(#,^)	3989 Long Beach Rd, Island Park, NY 11558	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/22/2031	82.0	82.0	71.0	0.02%
Those Guys Fitness LLC.	(#,^)	2850 Main St, Ste 104, Mesa, AZ 85213	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	11/22/2031	7.1	7.1	6.1	—%
Flener IP Law, LLC	(#,^)	77 West Washington St Ste 800, Chicago, IL 60602	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/22/2031	14.2	14.2	12.3	—%
Barahona Plumbing LLC	(#,^)	2789 Jefferson Davis Hwy, Unit 107, Stafford, VA 22554	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	11/22/2046	24.4	24.4	26.8	0.01%
OneCare Health-Advanced Practice Health & Wellness Corp	(#,^)	97 Port Richmond Ave, Staten Island, NY 10302	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	11/22/2031	9.4	9.4	8.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Gerland Investments, Inc dba Premier Martial Arts	(#,^)	12611 I-10 West, Ste 102, San Antonio, TX 78230	Educational Services	Term Loan	Prime plus	2.75%	4/22/2032	16.4	16.4	14.3	—%
Ryshaan LLC dba Fyzical Therapy and Balance Center	(#,^)	3780 Riverchase Village, Ste 900, Hoover, AL 35244	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/19/2032	40.6	40.6	35.8	0.01%
Kouklet LLC	(#,^)	744 South St, Philadelphia, PA 19147	Food Manufacturing	Term Loan	Prime plus	2.75%	11/19/2031	6.1	6.1	5.3	—%
IVF Cryo LLC	(#,^)	12526 Promise Creek Ln (Building 3), Unit 326, Fishers, IN 46038	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/19/2046	29.6	29.6	30.7	0.01%
New Magnolia Garden Center, Inc	(#,^)	9620 Chicago Ridge Mall, Chicago Ridge, IL 60609	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	11/19/2031	3.3	3.3	2.9	—%
BECCS BROWS LLC	(#,^)	3950 Long Beach Blvd, Ste 203, Long Beach, CA 90807	Personal and Laundry Services	Term Loan	Prime plus	2.75%	11/19/2046	83.7	83.7	91.1	0.02%
M & M Liquidation	(#,^)	16 Millstone, Irvine, CA 92606	Nonstore Retailers	Term Loan	Prime plus	2.75%	11/19/2031	3.3	3.3	2.9	—%
Double Scoop Ice Cream Cascade LLC	(#,^)	2970 Stonecrest Pass, Stonecrest,, GA 30038	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/19/2046	123.4	123.4	131.3	0.03%
Pho 99 III Vietnamese Restaurant LLC	(#,^)	3151 Rte 27, Unit K, Franklin Park, NJ 08846	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/19/2031	14.2	14.2	12.3	—%
West Ballantyne Animal Hospital PLLC	(#,^)	11926 Providence Rd W, Charlotte, NC 28277	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/18/2031	10.0	10.0	8.6	—%
Guardian Cyber Solutions, LLC	(#,^)	14011 Hollow Crest Pl, Riverview, FL 33579	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/18/2031	9.4	9.4	8.2	—%
Caroline Cecil Textiles, LLC	(#,^)	3834 N 35th Pl, Phoenix, AZ 85018	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/18/2031	5.2	5.2	4.6	—%
JJBen, Corporation dba Benson Crane Service	(#,^)	437 Rte 212, Saugerties, NY 12477	Rental and Leasing Services	Term Loan	Prime plus	2.75%	11/18/2031	150.0	150.0	140.3	0.04%
Dayo J. Jones dba DayoSense	(#,^)	2306 South Eddy St, Seattle, WA 98108	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/18/2031	10.4	10.4	9.3	—%
Brevard Water Systems Sales & Services Inc	(#,^)	3101 US-1, Mims, FL 32754	Administrative and Support Services	Term Loan	Prime plus	2.75%	11/17/2031	26.3	26.3	22.8	0.01%
EKGolf Inc	(#,^)	10890 Douglas Ave, Urbandale, IA 50322	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	11/17/2031	4.3	4.3	4.1	—%
Uniglobal Pension Planning Inc	(#,^)	4114 Legato Rd, Fairfax, VA 22033	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/16/2031	99.2	99.2	85.9	0.02%
Reset Cryotherapy LLC	(#,^)	1220 20th St, Miami Beach, FL 33139	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	11/16/2031	33.1	33.1	30.4	0.01%
Ghioni Tax & Accounting Solutions, LLC	(#,^)	958 NE Kelly Ave, Gresham, OR 97030	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/12/2031	4.7	4.7	4.1	—%
Colin Forde DDS PC dba Family & Cosmetic Dental Design	(#,^)	7520 Montgomery Blvd NE Bldg C, Albuquerque, NM 87109	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	11/12/2046	160.4	160.4	172.8	0.04%
Kebab Daddy Inc	(#,^)	3701 Ocean View Blvd. A-3, Montrose, CA 91020	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/12/2031	15.6	15.6	14.6	—%
Georgia Two-Way Inc	(#,^)	1206 GA Hwy 30 West, Americus, GA 31719	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	11/12/2031	28.3	28.3	24.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Jay Kalimai LLC	(#,^)	310 S Robinson Dr, Waco, TX 76706	Gasoline Stations	Term Loan	Prime plus	2.75%	11/12/2046	31.6	31.6	35.7	0.01%
US Ideal Diamond Cutting Works Inc	(#,^)	5757 Alpha Rd,Suite 502, Dallas, TX 75240	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	11/10/2031	18.9	18.9	16.4	—%
New Generation Products LLC	(#,^)	5013 Pacific Hwy E, Fife, WA 98424	Electronics and Appliance Stores	Term Loan	Prime plus	2.75%	11/10/2031	188.9	188.9	163.7	0.04%
Codame Enterprises LLC dba Firehouse Subs #142	(#,^)	1547 Main St, Dunedin, FL 34698	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/10/2031	25.7	25.7	22.3	0.01%
Cresson-Inn Bar & Grille, Inc.	(#,^)	114 Gay St, Manayunk, PA 19127	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/10/2046	47.3	47.3	51.7	0.01%
The Loyal Subjects Wave 2, LLC	(#,^)	144 West Washington Blvd, Los Angeles, CA 90007	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	11/10/2031	188.9	188.9	163.7	0.04%
Bofill's Barbeque LLC	(#,^)	15159 South Cicero Ave, Oak Forest, IL 60452	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/10/2047	34.5	34.5	36.0	0.01%
Sargas Pharmaceutical Adherence & Compliance Intl, LLC	(#,^)	109 H St, Bakersfield, CA 93304	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/9/2046	19.2	19.2	21.3	0.01%
Solo Creer LLC dba DoodyCalls	(#,^)	13096 County Rd 192, Tyler, TX 75703	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	11/9/2031	6.0	6.0	5.2	—%
Branded Goods LLC	(#,^)	1975 Stirling Rd, Stes A, B, and C, Davie, FL 33004	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/9/2031	71.1	71.1	69.0	0.02%
Michelle Rianne Turney dba The Collective Salon Suites	(#,^)	809 Frolich Dr, Midwest City, OK 73110	Personal and Laundry Services	Term Loan	Prime plus	2.75%	4/8/2032	3.9	3.9	3.4	—%
ORCHID ENERGY SOLUTIONS	(#,^)	3662 Clyde Park Ave SW, Wyoming, MI 49509	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	11/8/2031	23.6	23.6	20.5	0.01%
LA SCAPES LLC	(#,^)	1812 Portview Dr, Spring Hill, TN 37174	Administrative and Support Services	Term Loan	Prime plus	2.75%	11/8/2031	9.9	9.9	8.6	—%
Ricky W. Kent dba VT-Doors-N-More	(#,^)	49 Mill Rd, Mount Tabor, VT 05739	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	11/5/2046	21.4	21.4	23.8	0.01%
The Soda Spot LLC	(#,^)	7240 W. Azure Rd, Ste #105, Las Vegas, NV 89130	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/5/2032	5.2	5.2	4.8	—%
Ecuadane, Inc.	(#,^)	9 Windsor Court, Purchase, NY 10577	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	11/5/2031	33.1	33.1	28.7	0.01%
Bettencourt Flying Service, Inc.	(#,^)	1066 South Bert Crane Rd, Atwater, CA 95301	Air Transportation	Term Loan	Prime plus	2.75%	11/5/2031	79.8	79.8	69.7	0.02%
New Mexico Rey LLC	(#,^)	3520 Pan American Fwy NE, Albuquerque, NM 87107	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	11/5/2031	6.6	6.6	5.9	—%
ECOCOSM, INC.	(#,^)	201 Spear St, San Francisco, CA 94105	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/5/2031	33.1	33.1	28.6	0.01%
Paul Genzink LLC dba VSBL	(#,^)	1332 Pinegrove NW, Grand Rapids, MI 49504	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	11/5/2031	4.7	4.7	4.2	—%
Top Knot Studio, LLC dba Goldenrod Parlor	(#,^)	220 NW 8th Ave, Ste 50, Gainesville, FL 32601	Personal and Laundry Services	Term Loan	Prime plus	2.75%	11/5/2031	4.7	4.7	4.1	—%
Sivalingam Medical Corporation, Inc dba First Valley Medical Group	(#,^)	44725 10th St W, Ste 210, Lancaster, CA 93534	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	11/5/2031	137.9	137.9	128.8	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Square One Step LLC	(#,^)	10710 Barker Cypress Rd, Ste B, Cypress, TX 77433	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/4/2032	32.2	32.2	29.0	0.01%
INE Incorporated dba Juice It Up Colton	(#,^)	1040-1100 S. Mt. Vernon Ave, Riverside, CA 92507	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/3/2032	63.1	63.1	54.9	0.01%
Finally Pest Control, LLC	(#,^)	12118 Sellerton Dr, Fishers, IN 46037	Administrative and Support Services	Term Loan	Prime plus	2.75%	11/3/2031	11.9	11.9	10.3	—%
Idiot Racing LLC dba Idiot Racing	(#,^)	13701 Sweetwater Cove Pl, Tampa, FL 33613	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	10/29/2031	2.8	2.8	2.4	—%
Pride Gymnastics Academy, LLC	(#,^)	7801 Old Hwy 51, Broken Arrow, OK 74014	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	10/29/2031	9.9	9.9	8.6	—%
100% Permanent Inc.	(#,^)	1315 N Larrabee, Chicago, IL 60610	Personal and Laundry Services	Term Loan	Prime plus	2.75%	10/29/2031	13.0	13.0	12.1	—%
Half-Pass Ltd dba Canterbury Tack & Apparel	(#,^)	1291 West 137th Court, Broomfield, CO 80023	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	10/29/2031	6.9	6.9	6.0	—%
HI5 HOME INNOVATION, LLC	(#,^)	9187 Holliston Creek Pl, Winter Garden, FL 34787	Nonstore Retailers	Term Loan	Prime plus	2.75%	10/29/2031	5.6	5.6	4.9	—%
JMC Auto,LLC	(#,^)	644 Southfield Rd, Lincoln Park, MI 48146	Repair and Maintenance	Term Loan	Prime plus	2.75%	10/29/2031	82.5	82.5	79.2	0.02%
Arcas Machine Inc.	(#,^)	700 N Neely St., Gillbert, AZ 85233	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	10/29/2031	99.1	99.1	92.3	0.02%
CPH Fremont South LLC CPH Palato , CPH Palo Alto, CPH Cupertino	(#,^)	46703 Mission Blvd, Fremont, CA 94539	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/29/2031	90.1	90.1	78.9	0.02%
LoCo Apparel LLC	(#,^)	2201 Long Prairie Rd, Unit 107-314, Flower Mound, TX 75022	Nonstore Retailers	Term Loan	Prime plus	2.75%	10/29/2031	93.8	93.8	86.9	0.02%
Gin Ray International LLC	(#,^)	8776 & 8778 NE Sandy Blvd, Portland, OR 97220	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	10/29/2046	138.0	138.0	141.4	0.04%
MDx BioAnalytical Laboratory, Inc	(#,^)	5890 Imperial Loop Dr. Ste 12, College Station, TX 77845	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/29/2031	23.5	23.5	23.9	0.01%
Cortlandt Racquet Club, Inc. dba	(#,^)	2127 Albany Post Rd, Montrose, NY 10548	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	10/29/2046	1,232.1	1,232.1	1,389.5	0.35%
Potato Bros, LLC dba Crumbl Cookies Chicago Old Town	(#,^)	1435 N Wells St, Chicago, IL 60610	Food and Beverage Stores	Term Loan	Prime plus	2.75%	3/28/2032	57.9	57.9	51.3	0.01%
La Cueva Inc	(#,^)	9742 E Colfax Ave, Aurora, CO 80010	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/28/2046	67.6	67.6	76.3	0.02%
Love at First Bite LLC dba Standlee's	(#,^)	880 Blackwood Rd, Chula Vista, CA 91910	General Merchandise Stores	Term Loan	Prime plus	2.75%	10/27/2031	24.4	24.4	21.1	0.01%
UnVeil Media Group LLC	(#,^)	2251 Stone Pile Dr, Concord, NC 28025	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/27/2031	4.7	4.7	4.1	—%
Kedai Indonesian Cafe	(#,^)	110 S Mountain Ave, Upland, CA 91786	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/27/2032	15.4	15.4	13.4	—%
Jason Watt Pictures, LLC	(#,^)	110 Broadway, Brooklyn, NY 11249	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	10/26/2031	14.1	14.1	12.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Healthcare At Home LLC	(#,^)	5243 Snapfinger Woods Dr, Unit #104, Decatur, GA 30035	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	10/26/2046	23.8	23.8	26.4	0.01%
By Modern Design LLC	(#,^)	1436 Luz De Sol Dr, El Paso, TX 79912	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/26/2031	4.7	4.7	4.1	—%
Right Choice Accounting Solutions, LLC	(#,^)	3210 Royal Creek Way, Lilburn, GA 30047	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/25/2031	3.3	3.3	2.8	—%
Owkalasho LLC dba The UPS Store 299	(#,^)	3755 Avocado Blvd, La Mesa, CA 91941	Couriers and Messengers	Term Loan	Prime plus	2.75%	10/25/2031	33.6	33.6	29.1	0.01%
Alicia A. Oswald dba Elevated Chiropractic	(#,^)	3555 Kenyon St, San Diego, CA 92110	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	10/22/2031	2.2	2.2	1.9	—%
Voyager Scientific, LLC	(#,^)	309 Washington St, Conshohocken, PA 19428	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/22/2031	9.4	9.4	8.1	—%
ProBio Search & Career Services Corporation	(#,^)	735 County Line Rd, Villanova, PA 19085	Administrative and Support Services	Term Loan	Prime plus	2.75%	10/22/2031	13.8	13.8	11.9	—%
Tucker Management Group, LLC	(#,^)	115 Tyler Rd, Remlap, AL 35133	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/22/2031	21.1	21.1	22.1	0.01%
Kynytyx, Inc.	(#,^)	990A Station Rd, Bellport, NY 11713	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	5/22/2032	127.3	127.3	125.9	0.03%
Sabri Enterprises, Inc.	(#,^)	11134 Hoffman Dr, Germantown, MD 20876	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	10/22/2031	5.7	5.7	4.9	—%
M&P_CAL, LLC dba Hotworx Anaheim Hills	(#,^)	8086 East Santa Canyon Rd, Anaheim, CA 92808	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/22/2032	27.9	27.9	25.1	0.01%
Simply Appliances, Inc.	(#,^)	1811 Douglas Blvd., Ste 5, Roseville, CA 95611	Electronics and Appliance Stores	Term Loan	Prime plus	2.75%	10/21/2031	14.1	14.1	12.2	—%
Premiere, Inc	(#,^)	615 North Landry Dr, New Iberia, LA 70563	Support Activities for Mining	Term Loan	Prime plus	2.75%	10/21/2031	75.1	75.1	78.7	0.02%
Big Creek Travel LLC	(#,^)	5020 Chase Ln, Cumming, GA 30240	Administrative and Support Services	Term Loan	Prime plus	2.75%	10/19/2031	3.3	3.3	2.8	—%
Balanced Health & Fitness LLC dba F45 NW Reno	(#,^)	5110 Mae Anne Dr, Ste 702, Reno, NV 89521	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/19/2032	83.8	83.8	75.1	0.02%
Barber's Home Innovations LLC	(#,^)	3287 Enisgrove Dr E, Palm Harbor, FL 34683	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/15/2031	28.1	28.1	24.4	0.01%
J&L Naturals LLC	(#,^)	110 Oak Park Dr Ste 102, Mooresville, NC 28115	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	10/15/2031	12.6	12.6	10.9	—%
Blue 360 Media, LLC	(#,^)	2750 Rasmussen Rd, Park City, UT 84098	Publishing Industries (except Internet)	Term Loan	Prime plus	2.75%	10/15/2031	386.5	386.5	335.6	0.09%
LN Accounting Advisor LLC	(#,^)	611 Oakley St, Houston, TX 77006	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/15/2031	9.4	9.4	8.1	—%
Symmonds, LLC dba North End Tavern	(#,^)	914 IA-5 Business North, Pleasantville, IA 50225	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/13/2046	14.2	14.2	15.6	—%
Skate-A-While Longer, LLC	(#,^)	220 Ridge St and 229 South George St, Rome, NY 13440	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	10/13/2046	15.8	15.8	17.7	—%
A&D Enterprise Inc dba FastFrame	(#,^)	4150 Legacy Dr, Ste 412, Frisco, TX 75034	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	10/12/2031	22.0	22.0	19.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Mitchell Authentic Inc RockBox Fitness	(#,^)	4880 Lower Roswell Rd, Marietta, GA 30068	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/12/2032	135.6	135.6	117.7	0.03%
Mary Rozzi LLC	(#,^)	52153 Pipes Canyon Rd #552, Pioneertown, CA 92268	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/12/2031	7.5	7.5	6.5	—%
Bella Ottica LLC dba Eyes on Towne Lake	(#,^)	1075 Buckhead Crossing, Ste 130, Woodstock, GA 30189	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	10/12/2031	14.1	14.1	12.2	—%
Agape R. E. Solutions LLC	(#,^)	33 Market Point Dr, Greenville, SC 29607	Real Estate	Term Loan	Prime plus	2.75%	10/8/2031	4.7	4.7	4.1	—%
Jed Thomas Consulting, Inc dba Woggle Consulting	(#,^)	3 Trackside Dr, Kennebunk, ME 04043	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/8/2031	2.8	2.8	2.4	—%
Because it's Better Inc	(#,^)	84 Stonecrest Rd, Ridgefield, CT 06877	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	10/8/2031	164.2	164.2	142.2	0.04%
Shattered Prism LLC	(#,^)	63 Flushing Ave, Brooklyn, NY 11205	Rental and Leasing Services	Term Loan	Prime plus	2.75%	10/8/2031	14.5	14.5	14.5	—%
SIDCOR Gunsmithing LLC	(#,^)	3213 Catalpa Dr, Springfield, IL 62712	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	10/7/2031	5.1	5.1	4.6	—%
Greylab LLC dba Mighty Dog Roofing North DFW	(#,^)	10215 El Cinco Dr, Frisco, TX 75033	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/7/2031	25.3	25.3	21.9	0.01%
Be Known, LLC	(#,^)	802 Evolve Way, Knoxville, TN 37915	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/7/2031	7.0	7.0	6.1	—%
Angels Learning Center Inc,Hector A. Velasquez,Milene A. Velasquez,Mil	(#,^)	2801 Central Ave, Union City, NJ 07087	Social Assistance	Term Loan	Prime plus	2.75%	10/7/2031	30.9	30.9	26.7	0.01%
Kotyark L.L.C.dba Gibsonton Motel	(#,^)	11545 US Hwy 41 S, Gibsonton, FL 33534	Accommodation	Term Loan	Prime plus	2.75%	10/6/2031	14.5	14.5	14.6	—%
Krown Records, LLC	(#,^)	5311 S Big Horn Pl, Chandler, AZ 85249	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	10/5/2031	7.9	7.9	6.8	—%
The Gold Standard Accounting & Tax Inc	(#,^)	4911 Warner Ave Ste 211, Huntington Beach, CA 92649	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/4/2032	9.9	9.9	8.6	—%
Champion's Florida LLC & Market Vision Holdings, LLC	(#,^)	1360 NW 88th Ave, Doral, FL 33172	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/30/2046	1,204.9	1,204.9	1,358.8	0.35%
Tony D's Hooked, LLC (	(#,^)	378 Rope Ferry Rd aka Mago Point Way, Waterford, CT 06385	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/30/2046	132.9	132.9	140.1	0.04%
Generation Real Estate Accumulation Team- and Zillah Investments LLC	(#,^)	4390 Commerce Cir, Idaho Falls, ID 83401	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/30/2031	967.0	967.0	837.7	0.21%
WALKING URGENT CARE, INC	(#,^)	10308 W Sample Rd, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/30/2031	61.0	61.0	54.7	0.01%
Timothy A Chapamn dba Tim's Auto Tech	(#,^)	62 North Canal St, Oxford, NY 13830	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/30/2031	14.4	14.4	15.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Coast 2 Coast Restoration LLC,Coast 2 Coast Real Estate LLC &Coast 2	(#,^)	3505 Veterans Memorial Hwy, Ronkonkoma, NY 11779	Construction of Buildings	Term Loan	Prime plus	2.75%	9/30/2046	371.6	371.6	408.6	0.10%
Lively's Collision, Center LLC	(#,^)	5115 Jefferson Davis Hwy, North Augusta, SC 29841	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/30/2046	144.9	144.9	151.3	0.04%
Aitheras Aviation Group, LLC, a Florida Liimited Liability Company & A	(#,^)	2301 N Marginal Rd, Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus	2.75%	9/30/2031	69.9	69.9	61.3	0.02%
Garage Floor Coating of MN.com, LLC	(#,^)	6701 W 23rd St, Minneapolis, MN 55426	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/30/2031	62.9	62.9	54.6	0.01%
OSSA LLC	(#,^)	300 Iberia St, Youngsville, LA 70503	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/30/2031	74.6	74.6	75.9	0.02%
Faxon Enterprises Inc	(#,^)	3107 Nichols Ave, Bay City, TX 78259	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/30/2046	1,019.2	1,019.2	1,047.4	0.27%
Orchard Collision, Inc	(#,^)	14898 Telegraph Rd, Redford, MI 48239	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/30/2046	60.1	60.1	63.8	0.02%
New Greater Generation Family Funeral Group, LLC	(#,^)	1400 N Hampton Rd, DeSoto, TX 75115	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/30/2046	24.0	24.0	25.7	0.01%
Skaggs RV Outlet, LLC	(#,^)	301 Commerce Dr, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	9/30/2031	46.6	46.6	48.8	0.01%
LOVEBUG NUTRITION Inc	(#,^)	115 E 34th St, New York, NY 10156	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	9/30/2031	112.5	112.5	103.9	0.03%
Motion Physical Medicine & Wellness, PLLC	(#,^)	13100 Wortham Center Dr, Houston, TX 77065	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/30/2031	13.6	13.6	12.0	—%
Centre Storage and Matthew Wayne Vines	(#,^)	1650 Clarence E Chesnut Jr Bypass, Centre, AL 35960	Real Estate	Term Loan	Prime plus	2.75%	9/30/2046	68.3	68.3	77.1	0.02%
Great II, LLC	(#,^)	4390 Commerce Cir, Idaho Falls, ID 83401	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/30/2046	209.3	209.3	234.8	0.06%
Prestige Products of Central Florida, Inc dba Milcarsky's Appliances	(#,^)	1180 Emma Oaks Trail, Lake Mary, FL 32746	Electronics and Appliance Stores	Term Loan	Prime plus	2.75%	9/29/2031	233.0	233.0	201.9	0.05%
Metro of Livernois Inc	(#,^)	17149 Livernois, Detroit, MI 48221	Telecommunications	Term Loan	Prime plus	2.75%	5/29/2047	201.1	201.1	209.0	0.05%
Norma Skin Care and SPA LLC	(#,^)	3364 Coral Way, Miami, FL 33145	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/29/2031	13.0	13.0	11.3	—%
Chris Landscaping Inc dba New England Tree Co.	(#,^)	1139 Washington St, Stoughton, MA 02072	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/29/2031	73.6	73.6	66.0	0.02%
Jafar and Jamal, Inc dba Foodland ; IMAD Corporation	(#)	11 Highland Ave, Malden, MA 02148	Food and Beverage Stores	Term Loan	Prime plus	2.75%	9/29/2032	73.3	73.3	64.5	0.02%
Pueblo Canyon, LLC, Matthew Benjamin Allen and Elizabeth Kelly Allen	(#,^)	199 SAN ILDEFONSO Rd, LOS ALAMOS, NM 87544	Accommodation	Term Loan	Prime plus	2.75%	9/29/2046	100.6	100.6	105.7	0.03%
Nidal Radwan, M.D., P.A	(#,^)	18100 N.E. 19th Ave, North Miami Beach, FL 33162	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/29/2031	77.1	77.1	69.5	0.02%
TRI-COUNTY SERVICES, INC. and Andrew M Chehata	(#,^)	4900 SW 51st St, Davie, FL 33314	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/29/2031	315.5	315.5	273.3	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Agerton Timber LLC and Agerton Transportation, LLC	(#,^)	3166 Aurelle Rd, Strong, AR 71765	Forestry and Logging	Term Loan	Prime plus	2.75%	9/29/2031	27.3	27.3	25.0	0.01%
Daring Business Strategies Inc.	(#,^)	600 Front St, Lynden, WA 98264	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/29/2031	32.6	32.6	28.3	0.01%
NMFM Consulting, LLC	(#,^)	3636 Lake Ave, Wilmette, IL 60091	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/29/2046	263.1	263.1	274.9	0.07%
Creche N Crew, LLC	(#,^)	3185 West Ward Rd, Dunkirk, MD 20754	Social Assistance	Term Loan	Prime plus	2.75%	9/29/2046	253.5	253.5	284.4	0.07%
Group Vertical, LLC dba Group Vertical	(#,^)	678 Front Ave Northwest, Grand Rapids, MI 49504	Nonstore Retailers	Term Loan	Prime plus	2.75%	9/29/2031	167.4	167.4	145.0	0.04%
SoCal Propane LLC	(#,^)	220 N San Jacinto St, Hemet, CA 92543	Nonstore Retailers	Term Loan	Prime plus	2.75%	9/29/2046	298.3	298.3	336.4	0.09%
Cj Real Estate Partners LLC	(#,^)	1800 E Palm Ave, Tampa, FL 33605	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/28/2047	281.2	281.2	300.2	0.08%
Art Food Attitude Inc. dba Bamboo Leaf Thai Eatery	(#,^)	724 Main St, Bradley Beach, NJ 07720	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/28/2031	24.2	24.2	21.1	0.01%
LuLu Kingdom LLC	(#,^)	18 S. 20th St, Philadelphia, PA 19103	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/28/2032	14.9	14.9	13.6	—%
Teaghlach Firearms LLC dba TFirearms	(#,^)	117 S. Main St, Altus, OK 73526	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/28/2031	2.6	2.6	2.2	—%
Catching Fish LLC dba Man Overboard Bait and Tackle	(#,^)	1825 S. Patrick Dr, Ste B, Harbour Beach, FL 32937	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	9/28/2031	5.0	5.0	4.4	—%
JRBA Inc dba Bulger True Value	(#,^)	1185 W Santa Fe St, Olathe, KS 66061	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	9/28/2031	24.0	24.0	20.8	0.01%
Strong Tower 10933, Inc.	(#,^)	15530 NW US Hwy 441, Alachua, FL 32615	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/27/2031	7.7	7.7	6.7	—%
Momentum Metal Finishing Inc.	(#,^)	1286 Anvilwood Ave, Sunnyvale, CA 94089	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/27/2046	1,042.1	1,042.1	1,150.4	0.29%
Daisi Inc.	(#,^)	10300 West Charleston Blvd, Las Vegas, NV 89135	Data Processing, Hosting, and Related Services	Term Loan	Prime plus	2.75%	9/27/2031	102.6	102.6	88.7	0.02%
C.D.A. Serviceability Trust Inc	(#,^)	4501 6th Ave, Tacoma, WA 98406	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/27/2046	67.8	67.8	75.7	0.02%
Michael Risoldi's Auto Repair Inc.	(#,^)	1435 Woodlane Rd, Eastampton, NJ 08060	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/27/2031	117.9	117.9	121.7	0.03%
Taurus Legacy, LLC dba Papas Diner	(#,^)	626 FL-50, Clermont, FL 34711	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/24/2031	8.8	8.8	7.6	—%
Great Dog Products for Great People LLC dba Royal Frenchel	(#,^)	13207 Squawwood Ln SE, Rainier, WA 98576	Animal Production and Aquaculture	Term Loan	Prime plus	2.75%	9/24/2031	11.7	11.7	10.5	—%
Forays, Ltd dba Northern Comfort	(#,^)	2800 N. Lagoon Dr, Wasilla, AK 99654	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	9/24/2046	169.9	169.9	182.3	0.05%
RightTalents LLC	(#,^)	639 Passaic Ave, Nutley, NJ 07110	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/24/2031	9.3	9.3	8.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Black Market Restaurant Group Inc. dba Black Market Meal Prep	(#,^)	29941 Aventura, Ste K, Rancho Santa Margarita, CA 92688	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/24/2032	32.9	32.9	29.3	0.01%
USA Security Services Corporation	(#,^)	844 Hebron Ave, Glastonbury, CT 06033	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/24/2031	93.2	93.2	80.6	0.02%
D&M Properties, LLC	(#,^)	2600 Coon Rapids Blvd Nortwest, Coon Rapids, MN 55433	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/24/2031	23.8	23.8	20.6	0.01%
Gateway Auto Service and Collision #2 Inc	(#,^)	1205 South 8th Ave, Maywood, IL 60153	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/24/2046	29.3	29.3	33.0	0.01%
Rightworks Staffing Inc.	(#,^)	1201 Kenwood Ave, Austin, TX 78704	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/24/2031	139.8	139.8	120.9	0.03%
Ben Anderson 365	(#,^)	9920 Research Dr, Irvine, CA 93108	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/24/2031	46.6	46.6	40.3	0.01%
Teach 2 Teach Music Lessons, LLC	(#,^)	184 Marshall Hill Rd, West Milford, NJ 07480	Educational Services	Term Loan	Prime plus	2.75%	9/24/2031	9.8	9.8	8.5	—%
3-2-1 Go LLC dba Burgerz and Ballz	(#,^)	868 Fulda Ave NW, Palm Bay, FL 32907	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/24/2031	5.0	5.0	4.6	—%
Vincent Remodeling, LLC	(#,^)	4667 Riverbend RdTrussville, Trussville, AL 35173	Construction of Buildings	Term Loan	Prime plus	2.75%	9/23/2031	14.0	14.0	12.1	—%
Quinn da Matta Productions LLC	(#,^)	2155 Outpost Dr, Los Angeles, CA 90068	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	9/23/2031	3.9	3.9	3.4	—%
MDJ Chiropractic PC	(#,^)	18009 Jamaica Ave, Jamaica, NY 11432	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/22/2031	4.7	4.7	4.0	—%
Udder Free Only, LLC	(#,^)	3603 Vinton Ave Unit 205, Los Angeles, CA 90034	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	9/21/2031	16.8	16.8	15.0	—%
Phillips Diesel Service LLC	(#,^)	4150 S 32nd St W, Muskogee, OK 74401	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/17/2046	30.0	30.0	31.7	0.01%
Tiny Homer	(#,^)	62361 Mary Miller Ave, Homer, AK 99603	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/17/2031	5.1	5.1	5.4	—%
Goode Tax and Resolution, LLC	(#,^)	2527 Standifer Pl, Lanham, MD 20706	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/17/2031	3.0	3.0	2.6	—%
Oui Pastry LLC	(#,^)	1905 Scenic Hwy N #10000b, Snellville, GA 30078	Food and Beverage Stores	Term Loan	Prime plus	2.75%	9/17/2031	4.7	4.7	4.0	—%
Hurricane Beauty LLC	(#,^)	1110 vandon loop, Berlin, NJ 08009	Nonstore Retailers	Term Loan	Prime plus	2.75%	9/17/2031	9.3	9.3	8.1	—%
Radiator Fans Unlimited LLC and Gros Holdings Unlimited, Inc	(#,^)	6179 Alameda Ave, El Paso, TX 79905	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	9/15/2031	50.0	50.0	43.9	0.01%
Radiator Fans Unlimited LLC and Gros Holdings Unlimited Inc	(#,^)	6179 Alameda Ave, El Paso, TX 79905	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	9/15/2046	44.1	44.1	48.5	0.01%
JEMS Transportation & Logistics LLC	(#,^)	30715 Basil Trace Dr, Spring, TX 77386	Truck Transportation	Term Loan	Prime plus	2.75%	9/14/2031	14.0	14.0	12.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

R & S Chroniger Enterprises, LLC	(#,^)	1681 Beech Ln, Hanover, PA 17331	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/14/2031	16.7	16.7	14.5	—%
SkyEstate LLC dba Vango's Drive Thru	(#,^)	4000 Leap Rd, Hilliard, OH 43026	Food and Beverage Stores	Term Loan	Prime plus	2.75%	9/14/2031	28.5	28.5	24.7	0.01%
Aaron Mahoney dba Alaska Gulf Coast Expeditions	(#,^)	16347 Deerfield St,, Ninilchik, AK 99639	Scenic and Sightseeing Transportation	Term Loan	Prime plus	2.75%	9/14/2031	27.0	27.0	23.4	0.01%
For The Love Athletics LLC	(#,^)	225 N Downing St, Davidson, Davidson, NC 28036	Educational Services	Term Loan	Prime plus	2.75%	9/14/2031	4.6	4.6	4.0	—%
MTR Designs LLC	(#,^)	205 North 12th St, Opelika, AL 36801	Nonstore Retailers	Term Loan	Prime plus	2.75%	9/14/2031	7.0	7.0	6.0	—%
Touch of Therapy Massage, LLC	(#,^)	8510 Warner Rd, Ste 300, Plain City, OH 43064	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/13/2031	14.0	14.0	14.6	—%
Dennis Hair Studio Inc	(#)	1566 Union Turnpike, New Hyde Park, NY 11040	Personal and Laundry Services	Term Loan	Prime plus	6.5%	9/13/2031	5.9	5.9	5.8	—%
MattCole Construction and Roofing, LLC	(#,^)	2529 Boxford Ln, Cordova, TN 38016	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/13/2031	51.3	51.3	47.1	0.01%
Octopus Records LLC	(#,^)	72-05 72nd Pl, 2B, Glendale, NY 11385	Nonstore Retailers	Term Loan	Prime plus	2.75%	9/13/2031	4.2	4.2	3.7	—%

O&O Welding Zone Corp	(#,^)	2100 4th St, Orlando, FL 32824	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/13/2046	47.5	47.5	51.7	0.01%
Remsund Group Inc dba Remsund Group	(#,^)	6581 Westland Dr, Brownsburg, IN 46112	Couriers and Messengers	Term Loan	Prime plus	2.75%	9/10/2031	51.3	51.3	44.4	0.01%
Kyle Keiper LLC	(#,^)	3408 Spring St #1, Pompano Beach, FL 33062	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	9/10/2031	11.3	11.3	10.7	—%
Trash Can Rescue LLC	(#,^)	1096 Nast Chapel Rd, Martinsville, IN 46151	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/10/2031	17.6	17.6	16.4	—%
Essex Trade, Inc.dba Artesano's	(#,^)	33 Bearskin Neck, Rockport, MA 01966	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	9/10/2031	4.8	4.8	4.1	—%
Panditos LLC dba White Lotus Home	(#,^)	745 Joyce Kilmer Ave, New Brunswick, NJ 08901	General Merchandise Stores	Term Loan	Prime plus	2.75%	9/10/2031	18.6	18.6	16.1	—%
Tri T. Le dba AN Company	(#,^)	1431 Amro Way, South El Monte, CA 91733	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	9/10/2031	14.7	14.7	13.6	—%
B & W Towing, LLC	(#,^)	701 Addison Rd, Painted Post, NY 14870	Support Activities for Transportation	Term Loan	Prime plus	2.75%	2/9/2047	88.0	88.0	94.4	0.02%
Queen Oxygen Co. dba Quest Cylinder Co.	(#,^)	239 Lafayette St, London, OH 43140	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	9/9/2031	42.3	42.3	41.3	0.01%
Y & C Company INC dba Miji-Mura Hibachi & Sushi	(#,^)	8045 NW 115th Way, Parkland, FL 33076	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/9/2046	243.0	243.0	273.8	0.07%
Le Bajec Le LLC	(#,^)	810 N Alamo St,, San Antonio, TX 78215	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/8/2046	78.2	78.2	83.8	0.02%
Alaska Industrial Paint, LLC dba Alaska Fleet and Collision Specialist	(#,^)	1301 North Post Rd, Anchorage, AK 99501	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/8/2032	59.5	59.5	60.7	0.02%
Grand Portage LLC	(#,^)	3306 Chelsea Cir, Ann Arbor, MI 48108	Nonstore Retailers	Term Loan	Prime plus	2.75%	9/7/2031	31.1	31.1	26.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sassy Sista's Boutique LLC	(#,^)	851 W. State Rd 436 Ste. 1005, Altamonte Springs, FL 32714	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	9/7/2031	6.1	6.1	5.2	—%
Almina Concept, Inc.	(#,^)	5042 Willshire Blvd., Los Angeles, CA 90036	Nonstore Retailers	Term Loan	Prime plus	2.75%	9/7/2031	2.3	2.3	2.0	—%
JD Hunt Custom Homes Incorporated dba JD Hunt Construction	(#,^)	5515 Parkcrest Dr, Austin, TX 78731	Construction of Buildings	Term Loan	Prime plus	2.75%	9/3/2031	853.7	853.7	738.1	0.19%
4 Points Towing & Roadside Service LLC	(#,^)	5425 Willow Grove Rd, Camden Wyoming, DE 19934	Support Activities for Transportation	Term Loan	Prime plus	2.75%	9/2/2031	32.7	32.7	30.1	0.01%
Sheryl's Candy Apple Creations, LLC	(#,^)	131 Piney Green Rd, Ste 300, Jacksonville, NC 28546	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/2/2031	5.7	5.7	5.1	—%
RGV Poke LLC dba Pokeworks	(#,^)	5401 North 10 St Unit 126, McAllen, TX 78504	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/2/2032	33.3	33.3	29.6	0.01%
331 Foley Sound Inc	(#,^)	19355 Business Center Dr, Unit #9, Northridge, CA 91324	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	1/2/2032	23.8	23.8	20.8	0.01%
Hair and Beauty Market Place, LLC dba LAOR	(#,^)	7900 S. Orange Blossom Trail, Unit 1, Orlando, FL 32809	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	8/31/2046	187.0	187.0	210.7	0.05%
JeanAnn Schwark, MS, FNP-C PLLC dba Serenity Women's Care	(#,^)	10615 N Hayden Rd C100, Scottsdale, AZ 85260	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/31/2031	154.6	154.6	139.5	0.04%
Rosy Rings, Inc	(#,^)	2400 Industrial Ln, Ste 700, Broomfield, CO 80020	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	8/31/2031	154.7	154.7	133.7	0.03%
RM Interiors Inc.dba House of Moseley	(#,^)	8200 Stockdale HWY D-6, Bakersfield, CA 93311	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	8/31/2031	27.8	27.8	24.0	0.01%
Cadena Co.	(#,^)	2133 Southend Dr. #301, Charlotte, NC 28213	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/31/2031	9.8	9.8	8.5	—%
Kenbenco, Inc.dba Benson Steel Fabricators	(#,^)	437 Rte 212, Saugerties, NY 12477	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	8/31/2031	155.2	155.2	152.7	0.04%
Big Heart LLC dba Chick'n Cone	(#,^)	1158 W San Marcos Blvd, San Marcos, CA 92078	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/31/2031	22.0	22.0	19.5	—%
Shrijee LLC dba Econo Lodge	(#,^)	908 Washington St, Manitowoc, WI 54220	Accommodation	Term Loan	Prime plus	2.75%	6/30/2047	162.2	162.2	175.4	0.04%
paws Boarding LLC dba paws DayCamp and Boarding	(#,^)	2449 Breanna Way, Little Elm, TX 75068	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/31/2031	2.5	2.5	2.2	—%
K's Salon 1 LLC dba Gerard Anthony Salon	(#,^)	580 Amsterdam Ave, New York, NY 10024	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/30/2032	20.9	20.9	18.2	—%
Kadence Consulting Inc	(#,^)	13315 Bishops Ct, Roswell, GA 30075	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/30/2031	17.2	17.2	14.9	—%
Angela Barbara	(#,^)	51 Bennington Square, Hackettstown, NJ 07840	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/30/2046	24.1	24.1	26.2	0.01%
DebutSolutions, LLC dba Emerald Pacific Resources	(#,^)	2000 Frankfurt St, Laredo, TX 78040	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	8/27/2046	63.5	63.5	68.8	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

7 BRANCHES CORPORATION dba Nikos	(#,^)	410 Pearl St, Lake Wales, FL 33853	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/27/2031	6.6	6.6	5.8	—%
3D Printed Tabletop, LLC	(#,^)	2870 Sonata Court, St. Cloud, FL 34772	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	8/27/2031	2.8	2.8	2.4	—%
Debut Solutions LLC	(#,^)	2000 Frankfort St, Laredo, TX 78040	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	8/27/2031	255.2	255.2	225.3	0.06%
25 Dials LLC	(#,^)	875 North High St, Ste 300, Columbus, OH 43215	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	8/27/2031	8.7	8.7	9.2	—%
Willow Falls Venue LLC	(#,^)	23122 S North Carolina Hwy 109, Denton, NC 27239	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/27/2046	20.4	20.4	22.0	0.01%
Downtown Dance Academy Limited Liability Company	(#,^)	1204 Hooper Ave, Toms River, NJ 08753	Educational Services	Term Loan	Prime plus	2.75%	8/27/2031	5.1	5.1	4.4	—%
Island Kaii & Company dba Island Kaii	(#,^)	4301 Orchard Lake Rd #165, West Bloomfield, MI 48323	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	8/26/2031	6.9	6.9	7.0	—%
Tapuya Brands Corporation	(#,^)	23 Leroy St, New York, NY 10014	Nonstore Retailers	Term Loan	Prime plus	2.75%	8/26/2031	62.0	62.0	53.6	0.01%
HHD Aviation, LLC dba Great Milwaukee Training and Testing Center	(#,^)	2820 Bobmeyer Rd, Hanger C-7, Hamilton, OH 45015	Real Estate	Term Loan	Prime plus	2.75%	8/26/2046	45.9	45.9	51.7	0.01%
Tiny's Gumbo Bar NYC LLC	(#,^)	275 Church St, New York, NY 10013	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/25/2032	48.7	48.7	43.1	0.01%
Force3 Enterprises, LLLP	(#,^)	240 Hathway Dr, Stratford, CT 06615	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	8/25/2046	192.4	192.4	207.1	0.05%
Trinity Lumber and Building Supply, Inc	(#,^)	1231 East Cypress Ave, Redding, CA 96002	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	8/25/2046	68.9	68.9	75.6	0.02%
Swick & Son Enterprises, Inc	(#,^)	108 Mashell Ave North, Eatonville, WA 98328	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/25/2031	16.9	16.9	14.7	—%
Christopher John Looney Agency Inc.	(#,^)	426 South Atlanta St, Unit 110, Roswell, GA 30075	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	8/25/2031	2.5	2.5	2.2	—%
Premiere Inc	(#,^)	615 N Landry Dr, New Iberia, LA 70563	Support Activities for Mining	Term Loan	Prime plus	2.75%	8/25/2031	360.9	360.9	377.7	0.10%
Gralyn Fabrication & Machining LLC	(#,^)	1119 Bluff Ridge Rd, Waynesburg, PA 15370	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	8/25/2031	8.3	8.3	7.2	—%
CJNR LLC dba Parkhurst Motel	(#,^)	208 East Main St, Elma, WA 98541	Accommodation	Term Loan	Prime plus	2.75%	8/24/2046	39.3	39.3	44.3	0.01%
The Jar Circle, Inc dba Frida's Mexican Grill	(#,^)	3545 Merrick Rd, Seaford, NY 11783	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/20/2032	28.7	28.7	25.2	0.01%
Power Enterprise LLC	(#,^)	119 East 710 South Cir, Ivins, UT 84738	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/20/2031	2.9	2.9	2.5	—%
Patoruzu, Inc. dba Sharkey's Cuts For Kids	(#,^)	18121 Tuckerton Rd, Ste 130, Cypress, TX 77433	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/20/2031	9.3	9.3	8.0	—%
Royal Home Care and Staffing LLC	(#,^)	453 Oakton Rd, Odenton, MD 21113	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/20/2031	29.9	29.9	31.3	0.01%
Dallas MTV, LLC	(#,^)	2911 Turtle Creek Blvd, Ste 300, Dallas, TX 75219	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/20/2031	17.3	17.3	15.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

PCH Ventures, LLC dba Chop Stop	(#,^)	18515 Brookhurst St, Fountain valley, CA 92618	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/20/2031	38.2	38.2	40.0	0.01%
Derheim, Inc dba My Aquatic Services	(#,^)	601 Main Ave.W, West Fargo, ND 58078	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/19/2046	160.3	160.3	166.9	0.04%
Elizabeth K. Little and dba Mrs. Little's Tea and Toys	(#,^)	108 North Davis St, Hamilton, MO 64644	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/19/2031	2.5	2.5	2.6	—%
Vida Meat Company LLC	(#,^)	1370 West Cheyenne Ave, North Las Vegas, NV 89030	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	8/19/2031	44.0	44.0	41.4	0.01%
Luxury Tree Services LLC	(#,^)	5925 SW 69th St, Miami, FL 33413	Forestry and Logging	Term Loan	Prime plus	2.75%	8/18/2031	92.5	92.5	80.5	0.02%
Glorious Training Group Inc dba F45 Training Murabella	(#,^)	185 Murabella Pkwy, St. Augustine, FL 32092	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	8/18/2031	13.9	13.9	12.7	—%
Hartwood Hospitality Labs, Inc.	(#,^)	1312 GILBERT ST, CHARLES CITY, IA 50616	Accommodation	Term Loan	Prime plus	2.75%	8/17/2046	39.3	39.3	44.3	0.01%
Cezary A. Lapa dba Globe Polska Ksiazka	(#,^)	5747 West Irving Park Rd, Chicago, IL 60634	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	8/17/2031	6.5	6.5	5.6	—%
Transatlantic Translations Company, LLC	(#,^)	411 Theodore Fremd Ave, Rye, NY 10580	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/16/2031	23.1	23.1	20.0	0.01%
Revive Aesthetics & Wellness, LLC	(#,^)	175 Main St, East Greenwich, RI 02818	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/13/2031	25.5	25.5	22.9	0.01%
DTT ENTERPRISES, LLC	(#,^)	6565 Austin Hope Ave, Las Vegas, NV 89118	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/13/2031	32.4	32.4	28.0	0.01%
Baite Auto Sales LLC	(#,^)	2865 Suwanee Rd, Columbus, OH 43224	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	8/13/2046	11.3	11.3	12.7	—%
Montauk Donut Group, Inc dba Dunkin Donuts	(#,^)	1669 Montauk Hwy, Bellport, NY 11713	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/12/2032	93.3	93.3	98.1	0.03%
Bird's Nest Florist & Gifts, LLC	(#,^)	549-E College Park Rd, Ladson, SC 29456	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	8/12/2031	5.5	5.5	4.7	—%
Lovely Moments Iowa Photography, LLC	(#,^)	527 Broad St, Story City, IA 50248	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/11/2031	2.8	2.8	2.4	—%
Game Time Vending, LLC	(#,^)	10105 Amberwood Rd Stes #1 and #5, Fort Myers, FL 33913	Nonstore Retailers	Term Loan	Prime plus	2.75%	8/11/2031	1,156.8	1,156.8	1,082.3	0.28%
KBO Investment and Sterling HTS KBO Investments LLC	(#,^)	748 West Big Beaver Rd, Troy, MI 48084	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/10/2031	42.6	42.6	37.5	0.01%
C4 Technologies Inc.	(#)	171 C Ave, Ste C, Coronado, CA 92118	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	8/6/2031	5.9	5.9	5.7	—%
The Hiccup Inc	(#,^)	158 Humphrey St, Swampscott, MA 01907	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	8/6/2031	19.2	19.2	16.6	—%
Ronald L. McFarlain dba Cajun Connection	(#,^)	2958 IL-178, North Utica, IL 61373	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/5/2046	32.9	32.9	35.4	0.01%
Dara, Inc.	(#,^)	29 Old Planters Rd, Beverly, MA 01915	Nonstore Retailers	Term Loan	Prime plus	2.75%	8/5/2031	30.5	30.5	26.4	0.01%
C&J General Engineering	(#,^)	3060 Thorntree Dr #10, Chico, CA 95973	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/4/2046	27.0	27.0	26.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

The Travel Society LLC;Religious Travel International LLC	(#,^)	650 S Cherry St, Denver, CO 80246	Administrative and Support Services	Term Loan	Prime plus	2.75%	7/30/2031	80.1	80.1	69.3	0.02%
Kings Autoshow Inc and Grand Auto Group LLC	(#,^)	5815 Church Ave, Brooklyn, NY 11203	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	7/30/2031	107.0	107.0	94.8	0.02%
Melissa S. Scharf	(#,^)	14313 Califa St, Sherman Oaks, CA 91401	Social Assistance	Term Loan	Prime plus	2.75%	7/30/2031	8.3	8.3	7.2	—%
GLH delivering services Inc and Paisley Logistics Inc	(#,^)	121 Pine Rd, Easley, SC 29642	Couriers and Messengers	Term Loan	Prime plus	2.75%	7/30/2031	247.4	247.4	213.9	0.05%
Blue Water Dynamics, LLC dba Dougherty Manufacturing & Solace Boats, L	(#,^)	308 South Old County Rd, Edgewater, FL 32132	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	7/30/2046	1,135.5	1,135.5	1,279.4	0.33%
Crux Solutions LLC dba Waddell's Riverside Funeral Directors	(#,^)	6938 Westover St, Houston, TX 77087	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/30/2032	41.8	41.8	40.1	0.01%
Patriot Services Group Inc	(#,^)	108 Phillips Cir, Columbiana, AL 35051	Personal and Laundry Services	Term Loan	Prime plus	2.75%	7/30/2031	20.7	20.7	17.9	—%
CIRLABS, INC,Outcome Driven Innovation and Spracht Inc	(#,^)	974 Commercial St Ste 101, Palo Alto, CA 94043	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	7/30/2031	47.8	47.8	41.4	0.01%
AA Power Equipment, Inc	(#,^)	999 Mansell Rd, Ste B, C, & D, Roswell, GA 30076	Nonstore Retailers	Term Loan	Prime plus	2.75%	7/30/2031	73.5	73.5	63.6	0.02%
Charles P Carpenter dba All-Ways Pumping	(#,^)	5701 Beckford Ave, Tarzana, CA 91356	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	7/30/2031	103.9	103.9	102.5	0.03%
J &C May Properties, LLC.	(#,^)	315 Sylamore Ave, Mountain View, AR 72560	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	7/30/2031	18.3	18.3	15.8	—%
100% Permanent Inc.	(#,^)	1315 N. Larrabee St, Chicago, IL 60610	Personal and Laundry Services	Term Loan	Prime plus	2.75%	7/30/2046	32.4	32.4	34.7	0.01%
Cherich Enterprises dba Yogasix Pasadena	(#,^)	277 W Green St Ste 110, Pasadena, CA 91105	Educational Services	Term Loan	Prime plus	2.75%	10/29/2031	49.1	49.1	42.9	0.01%
Karson A Schepp	(#,^)	8715 Hwy 14, Kramer, ND 58748	Crop Production	Term Loan	Prime plus	2.75%	7/29/2031	32.2	32.2	29.1	0.01%
Tiny Tots Kingdom Inc	(#,^)	4961 N Dixie Hwy Stes 2-6, Oakland Park, FL 33334	Social Assistance	Term Loan	Prime plus	2.75%	7/29/2031	18.4	18.4	15.9	—%
GN Enterprises LLC	(#,^)	4507 SE Ramona St, Portland, OR 97206	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	7/29/2046	84.0	84.0	91.7	0.02%
Global Packaging Solutions, Inc	(#,^)	6259 Progressive Ave, San Diego, CA 92154	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	7/29/2031	206.8	206.8	185.3	0.05%
Kamboj Investments Inc dba Chicago's Pizza with Twist	(#,^)	1156 South Main St, Manteca, CA 95337	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/29/2031	29.7	29.7	25.8	0.01%
On Spot Techs Ltd dba Wi-Fi Surveyors	(#,^)	4732 Dixie Dr South, Dayton, OH 45439	Repair and Maintenance	Term Loan	Prime plus	2.75%	7/29/2046	16.8	16.8	17.8	—%
Dream Splash International LLC	(#,^)	650 S Cherry St, Denver, CO 80246	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	7/29/2031	78.1	78.1	67.8	0.02%
Travis Construction Company, LLC	(#,^)	11258 Bayou Bernard Rd, Gulfport, MS 39503	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	7/28/2031	27.6	27.6	24.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Five Rivers 1938 Enterprises, Inc dba The Hummus Republic	(#,^)	3032 W Jack London Blvd, Livermore, CA 94551	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/28/2032	32.2	32.2	28.4	0.01%
Jaime Gervasi & Associates LLC	(#,^)	3243 Eastern Ave, Baltimore, MD 21224	Real Estate	Term Loan	Prime plus	2.75%	7/27/2031	14.2	14.2	13.0	—%
WLG Inc	(#,^)	6257 West Ave J9, Lancaster, CA 93536	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	7/27/2046	178.7	178.7	189.3	0.05%
Clinically Speaking, LLC	(#,^)	207 N Davies Rd, Lake Stevens, WA 98258	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/27/2031	330.8	330.8	286.0	0.07%
K Wallace, LLC dba Fit Learning Columbus	(#,^)	6631 Commerce Pkwy Ste G, Dublin, OH 43085	Educational Services	Term Loan	Prime plus	2.75%	7/26/2031	3.1	3.1	2.7	—%
Big Brand Management Ltd. Co.	(#,^)	512 East 11th St, Houston, TX 77008	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	7/23/2046	78.7	78.7	88.6	0.02%
Delbello Enterprises LLC dba Il Portico	(#,^)	273 West Rte 130 South, Burlington, NJ 08016	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/23/2031	44.8	44.8	46.9	0.01%
L.A. Crescent LLC dba Aamco Car Care Center	(#,^)	1010 East 6th Ave, Stillwater, OK 74074	Repair and Maintenance	Term Loan	Prime plus	2.75%	7/23/2031	27.6	27.6	24.5	0.01%
Premier Tech Security, LLC	(#,^)	1616 Westgate Cir, Ste 111, Brentwood, TN 37027	Administrative and Support Services	Term Loan	Prime plus	2.75%	7/23/2031	15.7	15.7	13.6	—%
52 Tran, LLC	(#,^)	773 South MacArthur Blvd, Ste 205, Coppell, TX 75019	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	7/23/2031	16.1	16.1	13.9	—%
Mattress and Rug outlet LLC	(#,^)	1818 State St, Schenectady, NY 12304	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	7/23/2031	55.1	55.1	57.4	0.01%
Tarun LLC, dba Signature Wine & Liquor	(#)	325 South Limestone, Lexington, KY 40508	Food and Beverage Stores	Term Loan	Prime plus	6.5%	7/23/2031	5.8	5.8	5.7	—%
GSK Industries Inc dba Quality One Pool Management	(#,^)	3217 W Tompkins Ave, Las Vegas, NV 89103	Administrative and Support Services	Term Loan	Prime plus	2.75%	7/23/2031	13.8	13.8	11.9	—%
All Regional Recyclers of Wood LLC and Superior Carting & Waste System	(#,^)	104 Wooster St, Bethel, CT 06801	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	7/22/2031	50.5	50.5	47.7	0.01%
Ever Prosperous Realty Inc	(#,^)	430 S Chandler Ave, Monterey Park, CA 91754	Real Estate	Term Loan	Prime plus	2.75%	7/22/2031	13.5	13.5	11.6	—%
TDI Global Solutions Inc	(#,^)	1 Riverfront Plz, Ste 12, Lawrence, KS 66044	Paper Manufacturing	Term Loan	Prime plus	2.75%	7/21/2031	183.8	183.8	165.8	0.04%
Basha Home Improvement LLC	(#)	41 Van Houten Ave, Jersey City, NJ 07305	Construction of Buildings	Term Loan	Prime plus	6.5%	7/21/2031	2.4	2.4	2.3	—%
Profit Stewards LLC dba AAMCO Transmissions of Phoenixville	(#,^)	458 Schuylkill Rd, Phoenixville, PA 19460	Repair and Maintenance	Term Loan	Prime plus	2.75%	7/21/2031	4.9	4.9	4.3	—%
Jeragardens Wedding Rentals LLC,	(#)	5842 South 1150 West, Ogden, UT 84405	Rental and Leasing Services	Term Loan	Prime plus	6.5%	7/20/2031	5.8	5.8	5.7	—%
Sparta Athletic Campus, LLC	(#,^)	115 Sparta Ave, Sparta, NJ 07871	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/20/2046	210.2	210.2	235.4	0.06%
Ecos Consulting, LLC	(#,^)	1519 Roller Rd, Ocean Township, NJ 07712	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/20/2031	18.7	18.7	16.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

110 Enterprises, LLC dba Boomerang Bar and Grill	(#,^)	110 Limekiln Rd, Unit 2, New Cumberland, PA 17070	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/20/2046	272.0	272.0	299.8	0.08%
K-M-P Auto Group LLC	(#,^)	1788 Austin Hwy, San Antonio, TX 78218	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	7/19/2046	30.5	30.5	34.0	0.01%
Monarch Construction and Roofing LLC	(#,^)	700 Corporate Cir, Golden, CO 80401	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	7/16/2031	40.8	40.8	35.3	0.01%
Colorado Travel Solutions LLC	(#,^)	2895 Queen St, Colorado Springs, CO 80904	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	7/16/2031	62.7	62.7	54.2	0.01%
Rymax Electronics Inc	(#,^)	1805 5th Ave. Ste F, Bay Shore, NY 11706	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/8/2046	49.6	49.6	55.9	0.01%
Accommodating Financial & Tax Services, LLC	(#,^)	5151 Monroe St, Toledo, OH 43623	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/8/2031	11.9	11.9	11.8	—%
The Iron Smith LLC dba Anytime Fitness Nevada	(#,^)	1818 Fawcett Pkwy, Nevada, IA 50201	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/8/2031	27.1	27.1	23.4	0.01%
Jason M. Eberhart dba State Farm	(#,^)	600 Allegheny St, Jersey Shore, PA 17740	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	7/2/2046	25.0	25.0	25.8	0.01%
156 W. Salon & Boutique, llc dba Shabby Shek Salon and Boutique	(#,^)	156 West Tioga St, Tunkhannock, PA 18657	Personal and Laundry Services	Term Loan	Prime plus	2.75%	7/2/2046	39.4	39.4	40.1	0.01%
Afrodisiac Enterprises LLC dba Afrodisiac Nola	(#,^)	5363 Franklin Ave, New Orleans, LA 70122	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/1/2046	29.5	29.5	31.9	0.01%
Tidal Commerce Inc	(#,^)	2100 Clearwater Dr, Oak Brook, IL 60523	Credit Intermediation and Related Activities	Term Loan	Prime plus	2.75%	6/30/2031	298.8	298.8	258.3	0.07%
Zollner Enterprises, Inc	(#,^)	221 Hulls Chapel Rd, Fredericksburg, VA 22406	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	6/30/2031	45.6	45.6	39.5	0.01%
Royal Restaurants, LLC	(#,^)	138 Griffin Rd, Ruston, LA 71270	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/30/2031	227.7	227.7	219.1	0.06%
Neil Hoss, D.M.D., LLC.	(#,^)	115 Hartford Turnpike, Tolland, CT 06084	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/30/2031	25.6	25.6	22.6	0.01%
Kings Autoshow Inc dba Brooklyn Mitsubishi and Grand Auto Group LLC	(#,^)	5815 Church Ave, Brooklyn, NY 11203	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	6/30/2031	35.1	35.1	35.7	0.01%
Gene Properties LLC,4 Winnapaug Rd LLC and,144 Atlantic Ave LLC	(#,^)	149 Atlantic Ave, Westerly, RI 02891	Accommodation	Term Loan	Prime plus	2.75%	6/30/2046	1,102.7	1,102.7	1,242.5	0.32%
Sheldon T Banks LLC	(#,^)	2340 W Carpenter Rd, Flint, MI 48505	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/30/2046	57.4	57.4	64.7	0.02%
Martin C. Liu & Associates, PLLC	(#,^)	135 Bowery St, New York, NY 10002	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/30/2031	45.6	45.6	47.7	0.01%
Craftwork Carpentry and Millwork Inc.	(#,^)	2777 S Financial Ct., Sanford, FL 32773	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/30/2031	108.0	108.0	93.7	0.02%
New York Equestrian Center Ltd	(#,^)	633 EAGLE AVE, WEST HEMPSTEAD, NY 11552	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/30/2046	691.1	691.1	778.7	0.20%
Eagle's Eye Comfort Care Miramar LLC	(#,^)	6308 SW 27th St, Miramar, FL 33023	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	6/30/2046	64.4	64.4	69.6	0.02%
Holland Holdings LLC	(#,^)	1102 Blackbriar Cir Ne, Hartselle, AL 35640	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/30/2031	182.7	182.7	163.5	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

La Favorita Radio Network	(#,^)	4043 Geer Rd, Hughson, CA 95326	Broadcasting (except Internet)	Term Loan	Prime plus	2.75%	6/29/2046	176.8	176.8	197.0	0.05%
CALTEL, INC.	(#,^)	2309 Acie Ave, Conway, SC 29528	Credit Intermediation and Related Activities	Term Loan	Prime plus	2.75%	6/29/2031	82.4	82.4	79.6	0.02%
Little Imaginations Learning Center Inc	(#,^)	189 toll Gate Rd,, Warwick, RI 02886	Social Assistance	Term Loan	Prime plus	2.75%	6/29/2046	112.1	112.1	116.9	0.03%
O.P.P. Presents LLC	(#,^)	15927 Pioneer Blvd, Norwalk, CA 90650	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/29/2031	13.1	13.1	11.4	—%
Seema Aijaz Enterprises Inc dba Edible Arrangements	(#,^)	1040 South Broadway, Unit 6, Hicksville, NY 11801	Food and Beverage Stores	Term Loan	Prime plus	2.75%	6/29/2031	26.4	26.4	23.4	0.01%
360 Concepts Group, LLC dba Bowl 360 Astoria	(#,^)	19-45 49th St, Astoria, NY 11105	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/29/2031	106.8	106.8	92.3	0.02%
Yogi's Logistics Inc and 9371 Truck Yard LLC	(#,^)	9371 Jackson Rd, Sacramento, CA 95826	Truck Transportation	Term Loan	Prime plus	2.75%	6/29/2046	139.2	139.2	156.8	0.04%
Troung Enterprises Inc	(#,^)	1305 SW 107th Ave, Miami, FL 33174	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/28/2031	9.1	9.1	7.9	—%
T.A.L.E.N.T. Leadership LLC dba T.A.L.E.N.T. Leadership Napoli's Itali	(#,^)	4280 Lavon Dr, Garland, TX 75040	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/25/2031	26.5	26.5	22.8	0.01%
CURVE MART C-STORE AND CAJUN DELI LLC dba Curve Mart	(#,^)	44063 Hwy 431, Saint Amant, LA 70774	Gasoline Stations	Term Loan	Prime plus	2.75%	6/25/2046	181.3	181.3	195.5	0.05%
US Press, LLC	(#,^)	1628-A James P. Rodgers Dr, Valdosta, GA 31601	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	6/25/2046	538.9	538.9	568.2	0.15%
Alpha Variance Solutions, LLC	(#,^)	48 Western Dr, Ardsley, NY 10502	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/25/2031	68.4	68.4	59.9	0.02%
Nevada Adult Day healthcare Centers Inc	(#,^)	2008 S Jones Blvd, Las Vegas, NV 89146	Social Assistance	Term Loan	Prime plus	2.75%	6/25/2031	41.1	41.1	42.9	0.01%
KDKB Properties, LLC and US Press, LLC	(#,^)	1628-A James P. Rodgers Dr, Valdosta, GA 31601	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	6/25/2031	679.4	679.4	606.9	0.15%
The Buckeye Health Group, LLC	(#,^)	8120 Walcot Ln, Cincinnati, OH 45249	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/25/2031	45.6	45.6	40.1	0.01%
J & J Rocket Fizz General Partnership	(#,^)	3155 Outlet Dr Space E020, Edinburgh, IN 46124	Food and Beverage Stores	Term Loan	Prime plus	2.75%	6/25/2031	13.7	13.7	11.8	—%
DAVIS WINES LLC and BRICK & MORTAR WINES, LLC	(#,^)	25 Healdsburg Ave Bld 20, Healdsburg, CA 95448	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	6/24/2031	84.8	84.8	78.3	0.02%
Northwest Evergreen Innovations, LLC and James Hamilton Gregersen	(#,^)	6791 Bethel Rd SE, Port Orchard, WA 98367	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	6/24/2046	51.6	51.6	57.5	0.01%
Craftwork Carpentry and Millwork Inc	(#,^)	2777 S Financial Ct., Sandford, FL 32773	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/24/2046	177.1	177.1	189.4	0.05%
The AAC Speech Clinic, LLC and Red Rock Neurorehabilitation Center	(#,^)	9260 West Sunset Rd, Ste 204, Las Vegas, NV 89148	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/23/2031	32.5	32.5	28.1	0.01%
Pampanguena Market Place Corp	(#,^)	18623 SW 107th Ave, Miami, FL 33157	Food and Beverage Stores	Term Loan	Prime plus	2.75%	6/23/2046	47.6	47.6	48.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

JC's Tall Glass Inc	(#,^)	2810 Hypoluxo Rd, Lantana, FL 33462	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/23/2046	205.6	205.6	224.1	0.06%
Vance Ewing LLC dba The Bow & Barrel Sportsmen Center	(#,^)	22940 Harlan Ln, St Robert, MO 65584	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/22/2046	49.0	49.0	53.9	0.01%
2B St. Marks, Inc dba Duetto	(#,^)	540 Greene St, Unit 1, Key West, FL 33040	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/22/2031	19.2	19.2	16.5	—%
Prestige Nationwide, LLC dba Eastern Standard	(#,^)	1131 Burke St, Winston-Salem, NC 27101	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/22/2046	49.2	49.2	51.8	0.01%
Two Mean Beans, LLC dba Coffee and Crepes	(#,^)	315 Crossroads Blvd, Floor G, Cary, NC 27518	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/21/2031	10.6	10.6	9.5	—%
Francis L Bailey Jr dba Carolina GPS Services	(#,^)	1545 Langston Dr, Johns Island, SC 29455	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/21/2031	18.6	18.6	16.0	—%
Bluewater Laundry & Linen, LLC	(#,^)	2315 Main St, Loris, SC 29569	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/21/2031	110.1	110.1	103.3	0.03%
Vancole Investments, Inc	(#,^)	876 Virginia Ave, Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/21/2031	65.1	65.1	56.2	0.01%
Bluewater Laundry & Linen, llc	(#,^)	2315 Main St, Loris, SC 29569	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/21/2046	70.3	70.3	79.1	0.02%
Ellerman Engineerting & Innovations, Inc and R & S Properties and Hold	(#,^)	4444 Forest St, Leonard, MI 48367	Machinery Manufacturing	Term Loan	Prime plus	2.75%	6/21/2031	42.4	42.4	40.2	0.01%
Butcher Block of Woodland Park, LLC	(#,^)	320 S Baldwin St, Woodland Park, CO 80863	Food and Beverage Stores	Term Loan	Prime plus	2.75%	6/21/2031	13.7	13.7	11.8	—%
K&R Enterprises III Inc dba The Frozen Cow	(#,^)	6710 Post Rd, North Kingstown, RI 02852	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/18/2046	35.4	35.4	38.7	0.01%
Subhash Joshi LLC dba Mata Hardware	(#,^)	6370 Mae Anne Ave, Stes 1 and 2, Reno, NV 89523	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	9/18/2031	31.4	31.4	27.5	0.01%
Integrated Rehabiilitation Inc	(#,^)	10340 SE Division St, Portland, OR 97266	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/15/2031	137.5	137.5	130.0	0.03%
Semper Foods, LLC	(#,^)	7000 W. Palmetto Park Rd,, Boca Raton, FL 33433	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus	2.75%	6/15/2031	45.6	45.6	39.4	0.01%
AAAK Investments LLC	(#,^)	19595 15 Mile Rd, Clinton Twp, MI 48035	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/14/2046	40.4	40.4	44.9	0.01%
Edgar I Cordoba dba Edgar Cordoba Insurance Agency	(#,^)	9201 Dyer St, El Paso, TX 79924	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	6/14/2031	14.6	14.6	12.6	—%
360 Cloud Solutions, LLC and 360 Cloud Apps, LLC	(#,^)	299 S Main St, Salt Lake City, UT 84111	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/14/2031	254.0	254.0	219.2	0.06%
21st Century Living LLC dba 21st Century Concierge	(#,^)	33 Fitchett St, Poughkeepsie, NY 12601	Construction of Buildings	Term Loan	Prime plus	2.75%	6/11/2031	22.8	22.8	23.5	0.01%
BearWaters Brewing Company	(#,^)	101 Park St, Canton, NC 28716	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/11/2046	63.7	63.7	70.8	0.02%
The Ogden Group of Rochester, Inc	(#,^)	78 Brunswick St, Rochester, NY 14607	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/11/2031	10.0	10.0	8.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Halikamai Inc dba Neighborhood Beer and Wine	(#,^)	510 Farm Market Rd 718, Unit A, Newark, TX 76071	Gasoline Stations	Term Loan	Prime plus	2.75%	6/10/2031	18.2	18.2	19.1	—%
Dulceria NYC Inc	(#,^)	2220 Frederick Douglass Blvd, New York, NY 10026	Food Manufacturing	Term Loan	Prime plus	2.75%	6/10/2031	9.1	9.1	8.1	—%
LVM Constructiion LLC	(#,^)	194 N Grove St, East Orange, NJ 07017	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/10/2031	13.7	13.7	12.0	—%
899 Toscanini, LLC	(#,^)	899 Main St, Cambridge, MA 02139	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/9/2031	28.3	28.3	28.4	0.01%
Swantown Inn & Spa LLC	(#,^)	1431 11th Ave SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus	2.75%	6/8/2046	34.3	34.3	38.6	0.01%
Tri-Span Construction LLC dba Lawrence County Sand and Stone	(#,^)	136 Southland Dr, Louisa, KY 41230	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	6/8/2031	41.1	41.1	42.7	0.01%
La Taqueria, Inc.	(#,^)	10 Greenwich Ave, Greenwich, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/3/2031	22.8	22.8	19.7	0.01%
Center for Jewish Addiction Rehabilitation, LLC dba Tikvah Lake Recove	(#,^)	6549 Rajol Dr, Sebring, FL 33875	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	6/3/2031	31.9	31.9	33.4	0.01%
Tec-Com Low Voltage Solutions Inc	(#,^)	2045 Live Oak Blvd, Yuba City, CA 95991	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/2/2031	31.9	31.9	27.8	0.01%
Aeffect, Inc	(#,^)	5600 N River Rd, Ste 800, Rosemont, IL 60018	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/28/2031	36.2	36.2	31.3	0.01%
Amazing G, LLC and Victoria Armstrong-Mensah	(#,^)	3030 N Saranac, Mesa, AZ 85207	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	5/28/2031	24.0	24.0	23.7	0.01%
Keystone Contracting, LLC dba Keystone Roofing and Siding, LLC	(#,^)	205 Rte 9 N, freehold, NJ 07728	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/27/2046	183.3	183.3	190.4	0.05%
Compass Technical Services, Inc.	(#,^)	2600 Gravel Dr, Building 7, Fort Worth, TX 76118	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/27/2031	22.6	22.6	19.5	—%
Neuline Health Management LLC	(#,^)	1402 S Custer Rd, McKinney, TX 75070	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/27/2031	72.9	72.9	62.9	0.02%
Shericka Newsome dba Little Sunshine's Academy	(#,^)	474 N Chew Rd, Hammonton, NJ 08037	Social Assistance	Term Loan	Prime plus	2.75%	5/27/2031	4.5	4.5	3.9	—%
Rachel Reyes-Bergano, D.O. Inc dba Contempo Aesthetics	(#,^)	708 E Colorado Blvd, Pasadena, CA 91101	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/26/2031	60.7	60.7	52.4	0.01%
Dr. Karissa Walton, PLLC dba The Mobile Health Doc	(#,^)	140 N Granite St, Prescott, AZ 86301	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/26/2031	43.9	43.9	39.7	0.01%
ELIOT'S ADULT NUT BUTTERS LLC	(#,^)	1140 SE 7th, Ste 190, Portland, OR 97214	Nonstore Retailers	Term Loan	Prime plus	2.75%	5/26/2031	10.2	10.2	8.8	—%
Bock Technologies Inc.	(#,^)	11496 Luna Rd Ste 1200, Dallas, TX 75234	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	5/25/2031	31.7	31.7	27.4	0.01%
BGS Consulting LLC dba Your Digital Canvas	(#,^)	5608 Malvey Ave, Fort Worth, TX 76107	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/25/2031	6.8	6.8	5.9	—%
Hotel California Salon LLC dba Beverly Hills Lashes	(#,^)	872 Huntley Dr, West Hollywood, CA 90069	Personal and Laundry Services	Term Loan	Prime plus	2.75%	5/25/2031	24.9	24.9	21.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Ecru Designs LLC	(#,^)	275 North Wyoming Ave, South Orange, NJ 07079	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	5/24/2031	57.1	57.1	49.2	0.01%
League One Logistics, LLC	(#,^)	150 Hiram Industrial Dr, Hiram, GA 30141	Truck Transportation	Term Loan	Prime plus	2.75%	5/21/2046	73.4	73.4	79.9	0.02%
JJBM LLC dba Alumni Grill	(#,^)	3316 Pacific Ave, Wildwood, NJ 08260	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/21/2046	20.1	20.1	22.6	0.01%
LEX-MAR SERVICE INC	(#,^)	12278 NW 106th Court, Medley, FL 33178	Repair and Maintenance	Term Loan	Prime plus	2.75%	5/21/2046	19.6	19.6	21.2	0.01%
Hankemeier Holdings LLC dba Grow Salon	(#,^)	205 W 6th St, Ste 105 & 110, Georgetown, TX 78626	Personal and Laundry Services	Term Loan	Prime plus	2.75%	5/20/2031	17.2	17.2	14.9	—%
Woodzzy LLC dba Dba Woodzzy Bar & Resturant	(#,^)	1133 Clarkson Ave, Brooklyn, NY 11212	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/19/2047	192.3	192.3	210.2	0.05%
Compass CFO Holdings, LLC	(#,^)	4400 Rt 9 Ste 1000, Freehold, NJ 07728	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/19/2031	5.4	5.4	4.6	—%
Vernon Alexander dba Southern Ohio Hunting Preserve	(#,^)	31625 Goosecreek Rd, McArthur, OH 45651	Animal Production and Aquaculture	Term Loan	Prime plus	2.75%	5/19/2031	21.3	21.3	22.2	0.01%
Motor Messenger NYC Inc	(#,^)	81-36 Baxter Ave, Queens, NY 11373	Couriers and Messengers	Term Loan	Prime plus	2.75%	5/18/2031	159.7	159.7	143.4	0.04%
Earth Analytical Sciences, Inc.	(#,^)	4825 Ward Dr, Beaumont, TX 77705	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/17/2031	85.8	85.8	78.7	0.02%
Rev Motorsports, LLC dba Speed Concept	(#,^)	20745 SW Tualatin Valley Hwy, Ste 120, Aloha, OR 97003	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	5/13/2031	23.3	23.3	20.1	0.01%
Silverado Sales Inc dba Husker Sit N Sleep	(#,^)	2120 Central Ave, Kearney, NE 68847	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	5/11/2031	17.2	17.2	14.9	—%
Clavismen LLC dba Katy Wines and Spirits	(#,^)	5901 B Hwy Blvd, Katy, TX 77494	Food and Beverage Stores	Term Loan	Prime plus	2.75%	5/7/2031	7.7	7.7	6.7	—%
Foy Commerce LLC	(#)	1725 Park Ln S, Ste 2,, Jupiter, FL 33458	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/5/2031	5.8	5.8	5.6	—%
Hank Thomas Performance	(#,^)	917 Dixie Club Rd, Winston-Salem, NC 27107	Nonstore Retailers	Term Loan	Prime plus	2.75%	5/5/2031	31.7	31.7	31.9	0.01%
Boyd's Cardinal Hollow Winery Corp dba Boyd's Cardinal Hollow Winery	(#,^)	1830 West Point Pike, West Point, PA 19486	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	5/4/2046	88.1	88.1	98.0	0.03%
3G Graphix LLC dba Elemento Graphics	(#,^)	7160 Zionsville Rd, Indianapolis, IN 46268	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/30/2031	12.9	12.9	11.5	—%
NebulOS, Inc	(#,^)	5428 Twilight Way, Parker, CO 80237	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/30/2031	55.8	55.8	49.7	0.01%
Grover Jackson Engineering, LLC	(#,^)	1880 Campbellsville Rd, Pulaski, TN 38478	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	4/30/2046	52.8	52.8	56.4	0.01%
5 Star Renovations, Inc. and Five Star Group, Inc.	(#,^)	2997 US-29, Moreland, GA 30259	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/29/2031	19.7	19.7	19.4	—%
G.A.P. Mechanical Inc.	(#,^)	2500 North Forsyth Rd, C29, Orlando, FL 32807	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/28/2031	20.2	20.2	17.7	—%
Cajun Made Charters, L.L.C	(#,^)	27900 Hwy 1, Golden Meadow, LA 70357	Fishing, Hunting and Trapping	Term Loan	Prime plus	2.75%	4/28/2031	42.5	42.5	41.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

822 GROUP LLC	(#,^)	136 Treehaven St, Gaitherburg, MD 20878	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/28/2031	45.0	45.0	38.8	0.01%
Janie Lacy & Associates, LLC dba Life Counseling Solutions	(#,^)	670 N Orlando Ave, #103, Maitland, FL 32751	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	4/26/2046	33.3	33.3	36.8	0.01%
J-Tech Industries Inc	(#,^)	232 Alexandria Dr, Mooresville, NC 28115	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/23/2031	5.8	5.8	5.0	—%
Max Rosin & Associates, Inc	(#,^)	37-43 West 14th St, Ste 304, New York, NY 10011	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/23/2031	51.6	51.6	44.5	0.01%
Acra Cast, Inc.	(#,^)	1837 First St, Bay City, MI 48708	Primary Metal Manufacturing	Term Loan	Prime plus	2.75%	4/22/2031	19.0	19.0	18.6	—%
Wells Cutting Edge, LLC	(#,^)	4201 North Cochrane Ln, Erda, UT 84074	Administrative and Support Services	Term Loan	Prime plus	2.75%	4/22/2031	31.5	31.5	27.7	0.01%
Twenty Ten Agency, LLC	(#,^)	340 S Lemon Avnue, Walnut, CA 91789	Educational Services	Term Loan	Prime plus	2.75%	4/21/2031	3.6	3.6	3.1	—%
AMERICAN CINEMA INSPIRES, INC and CEO Multimedia, Inc	(#,^)	15363 Victory Blvd, Van Nuys, CA 91406	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	4/20/2031	16.5	16.5	14.2	—%
Oregon Glass Repair, LLC dba SuperGlass Windshield Repair; SuperGla	(#,^)	2972 SE 38th Court, Hillsboro, OR 97123	Repair and Maintenance	Term Loan	Prime plus	2.75%	4/20/2031	15.5	15.5	13.4	—%
Tierra Corrosion Control, Incorporated	(#,^)	1608 Schofield Ln, Farmington, NM 87401	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/16/2031	22.5	22.5	23.5	0.01%
Gateway Veterinary Services P.C. dba Liberty Animal Clinic	(#,^)	9212 Liberty Ave, Ozone Park, NY 11417	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/15/2031	40.5	40.5	38.7	0.01%
Lockett Trucking and Transport LLC	(#)	612 Colebridge Dr, Blacklick, OH 43004	Truck Transportation	Term Loan	Prime plus	6.5%	4/14/2031	5.7	5.7	5.6	—%
Stephanie Ann Doty	(#)	82 Diggins Dr, Folsom, CA 95630	Insurance Carriers and Related Activities	Term Loan	Prime plus	6.5%	4/14/2031	3.4	3.4	3.3	—%
RV Solar LLC	(#)	3442 E Bulk Ln, Oak Creek, WI 53154	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	4/14/2031	5.7	5.7	5.6	—%
College Economy Inc	(#,^)	679 Wedgewood Dr, Hanover Park, IL 60133	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/13/2031	31.3	31.3	27.0	0.01%
Gerald Scott Lyda and Marvina Michae Lyda	(#,^)	3555 Chimney Rock Rd, Hendersonville, NC 28792	Wood Product Manufacturing	Term Loan	Prime plus	2.75%	4/9/2046	32.0	32.0	36.1	0.01%
Motor City Bakery Inc dba Mexi bake	(#,^)	8100 Radcliffe St, Detroit, MI 48210	Food Manufacturing	Term Loan	Prime plus	2.75%	4/7/2046	102.2	102.2	111.3	0.03%
Quality Sound Communications, Inc dba Technology Source	(#,^)	1551 North Tustin Ave, Ste 125, Santa Ana, CA 92705	Telecommunications	Term Loan	Prime plus	2.75%	3/31/2031	119.7	119.7	111.8	0.03%
TK Cleaning and Lawn Service LLC	(#,^)	4449 Beechaven Dr, Rock Hill, SC 29732	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/31/2046	24.3	24.3	27.4	0.01%
Barrett Enterprises, LLC	(#,^)	920 N Columbia St, Milledgeville, GA 31061	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	3/31/2031	18.7	18.7	17.5	—%
TK Cleaning and Lawn Service LLC	(#,^)	4449 Beechaven Dr, Rock Hill, SC 29732	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/31/2031	107.8	107.8	104.9	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Batteries in a Flash.com, Inc.	(#,^)	211 W Commerce Park Court, North Las Vegas, NV 89032	Nonstore Retailers	Term Loan	Prime plus	2.75%	3/31/2046	100.3	100.3	111.3	0.03%
Knight Settlement Sand & Gravel, LLC	(#,^)	7291 Knight Settlement Rd, Bath, NY 14810	Mining (except Oil and Gas)	Term Loan	Prime plus	2.75%	3/31/2031	148.6	148.6	141.4	0.04%
La Dolce Vita Water Sports LLC,LDV GOLF CART & BIKE RENTALS LLC	(#,^)	408 Kelly Plantation Dr, Destin, FL 32541	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/31/2031	319.4	319.4	339.3	0.09%

Walking Urgent Care Inc	(#,^)	10308 West Sample Rd, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/31/2031	223.4	223.4	219.3	0.06%
Suncoast Premier Medical, LLC and Mario R Perez MD PA	(#,^)	1239 US-27, Clermont, FL 34714	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/31/2046	99.0	99.0	108.9	0.03%
Barrett Enterprises, LLC dba Barrett and Sons Used Cars	(#,^)	920 N Columbia St, Milledgeville, GA 31061	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	3/31/2046	43.4	43.4	45.9	0.01%
Trailer Marketing Services Inc	(#,^)	4560 State Rte 233, Clinton, NY 13323	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	3/31/2046	65.9	65.9	74.3	0.02%
Tober Building Company, LLC	(#,^)	3351 Brecksville Rd, Richfield, OH 44286	Construction of Buildings	Term Loan	Prime plus	2.75%	3/31/2031	573.7	573.7	547.7	0.14%
Thomson Holdings Enterprises LLC dba Volusia County Towing	(#,^)	345 8th St, Daytona Beach, FL 32117	Support Activities for Transportation	Term Loan	Prime plus	2.75%	3/31/2046	108.0	108.0	116.6	0.03%
Statewide Health Care, Inc	(#,^)	102 Oglethorpe Professional Court, Savannah, GA 31406	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/31/2031	55.4	55.4	51.9	0.01%
The Sign Company of Wilmington, Inc.	(#,^)	428 Landmark Dr, Wilmington, NC 28412	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	3/30/2046	100.1	100.1	113.0	0.03%
Empire State Adjuster's Corp.DBA Frankie M’s Auto Body East	(#,^)	419 West Main St, Smithtown, NY 11787	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/30/2046	171.5	171.5	186.9	0.05%
Bojax Auto Collision, Inc. dba Bojax Auto Body Repair	(#,^)	4712 Fernlee Ave, Royal Oak, MI 48073	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/30/2031	34.1	34.1	33.7	0.01%
Drake Dance Academy LLC	(#,^)	5790 Marble Creek Stree, Dublin, OH 43016	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	7/30/2046	134.7	134.7	150.5	0.04%
RH All Around Repair, LLC	(#,^)	2008 Coahuila Rd, Odessa, TX 79763	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/30/2046	49.9	49.9	55.5	0.01%
Underground Toys USA, LLC dba Seven 20 and Wozniak Distribution,	(#,^)	7626 Miramar Rd, San Diego, CA 92126	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	3/30/2031	256.9	256.9	239.9	0.06%
Bojax Auto Collision, Inc dba Bojax Auto Body Repair and Seman Real Es	(#,^)	4712 Fernlee Ave, Royal Oak, MI 48073	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/30/2046	23.2	23.2	25.5	0.01%
Kidz Choice Service Inc and Kidz Choice Holdings Inc	(#,^)	14-34 110th St, Flushing, NY 11356	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/29/2031	187.7	187.7	174.9	0.04%
Jason Watt Pictures, LLC	(#,^)	110 Broadway #507, Brooklyn, NY 11249	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	3/29/2031	16.5	16.5	15.4	—%
Markell Construction Inc	(#,^)	6248 N Woodstock St, Philadelphia, PA 19138	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/29/2031	14.5	14.5	13.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

QXC Communications, Inc	(#,^)	3785 North Federal Hwy, Ste 205, Boca Raton, FL 33431	Telecommunications	Term Loan	Prime plus	2.75%	3/29/2031	93.9	93.9	90.0	0.02%
Signet Media Inc	(#,^)	630 S.1st St, San Jose, CA 95113	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/29/2031	71.5	71.5	73.0	0.02%
ALG-Health LLC and Axis LED Group, LLC	(#,^)	520 West Mulberry St, Bryon, OH 43506	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	6/29/2031	1,098.3	1,098.3	1,069.1	0.27%
Zebra Enterprises, LLC dba Shanty	(#,^)	213 3rd St, Eureka, CA 95501	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/26/2046	33.2	33.2	37.5	0.01%
Rob Smith dba Laundry Land	(#,^)	8913 Sierra Ave, Fontana, CA 92335	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/26/2031	17.5	17.5	16.5	—%
AUBURN ANALYTICAL LABS, INC	(#,^)	2107 Bay City Rd, Midland, MI 48642	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/26/2031	22.4	22.4	20.8	0.01%
Ground Breakers Construction, Inc.	(#,^)	2292 a/k/a 2274 Hayride Rd, Lebec, CA 93243	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	3/26/2031	21.9	21.9	23.2	0.01%
Johnson Diversified, Inc dba Plumbing Solutions	(#,^)	29802 Avenida De Las Banderas, Rancho Santa Margarita, CA 92688	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/26/2031	78.3	78.3	81.1	0.02%
Leo Marketing LLC	(#,^)	1127 E Rio Grande Ave, El Paso, TX 79902	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/26/2031	13.4	13.4	13.3	—%
Diversified Electric, LLC	(#,^)	1571 Mapledale St, Ferndale, MI 48220	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/26/2031	18.9	18.9	17.6	—%
Millennium Family Practice LLC	(#,^)	6310 Steven Forest Rd, Columbia, MD 21045	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/25/2031	85.9	85.9	91.0	0.02%
Party Town Chico LLC	(#,^)	1937 East 20th St #B6, Chico, CA 95928	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	3/25/2031	13.3	13.3	12.4	—%
Allan Gilbert dba Allan Gilbert Builders	(#,^)	50 Jodi Dr, Belmont, NH 03220	Construction of Buildings	Term Loan	Prime plus	2.75%	3/25/2031	22.4	22.4	21.0	0.01%
Companion Plus Care, LLC	(#,^)	19849 Middlebelt Rd, Livonia, MI 48152	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	3/25/2046	128.9	128.9	139.2	0.04%
Oscar Rene Guzman and American United Construction LLC	(#,^)	12520 Taylor Rd, Houston, TX 77041	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/24/2031	161.0	161.0	151.6	0.04%
Blasco Tire LLC	(#)	960 Memorial Dr, Griffin, GA 30223	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	6.5%	3/24/2031	5.7	5.7	6.0	—%
Sundown Audio, LLC	(#,^)	514 W 21st St, Newton, NC 28658	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	3/24/2031	89.5	89.5	83.6	0.02%
Linh Luong and Loc Luong	(#,^)	1209 W Main St, Peroria, IL 61606	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/24/2031	78.3	78.3	80.9	0.02%
Icebox Cafe, L.C and Icebox Pantry, LLC	(#,^)	219 NE 3rd St, Hallandale Beach, FL 33009	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/24/2031	131.7	131.7	124.8	0.03%
Malik Dough L.L.C. and Steven L. Malik II	(#,^)	3347 Riverside Dr, North Tazewell, VA 24630	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/24/2031	9.4	9.4	8.9	—%
Capco Swimming Pools LLC and. Capco Industries, LLC dba Premier Pools	(#,^)	5115 Savannah Green, Voy Omy, TX 78073	Construction of Buildings	Term Loan	Prime plus	2.75%	3/24/2031	29.4	29.4	30.0	0.01%
Clear Impact LLC and Clear Impact Inc	(#,^)	11300 Rockville Pike, #1001, Rockville, MD 20852	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/22/2031	139.0	139.0	130.7	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Spartan Technology Solutions, Inc.	(#,^)	125 Venture Blvd, Spartanburg, SC 29306	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/22/2031	44.8	44.8	41.7	0.01%
Richard Keith Robison Jr. Enterprises, Inc. dba R & R Restoration	(#,^)	1539 Apache Dr, Montgomery, TX 77316	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/19/2031	13.4	13.4	12.5	—%
Natalie Dress Designers, LLC DBA Azaria Bridal	(#,^)	3710 US Hwy 9, Space D218, Freehold, NJ 07728	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	3/19/2031	291.0	291.0	273.3	0.07%
Jemas, LLC Dba Medicine Shoppe St Charles	(#,^)	488 S 5th St, St Charles, MO 63301	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	3/19/2031	80.6	80.6	75.2	0.02%
David Edwin Harries	(#,^)	5506 Riverside Dr, Chino, CA 91710	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	3/19/2031	13.4	13.4	12.5	—%
Tripark LLC	(#,^)	12630 Haynes Rd, Houston, TX 77066	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	3/19/2046	146.7	146.7	160.6	0.04%
JEJ LLC dba Hawaii Jerky Shop; DE.HI Foods	(#,^)	111 Sand Island Access Rd, Honolulu, HI 96819	Food Manufacturing	Term Loan	Prime plus	2.75%	3/19/2046	147.3	147.3	164.3	0.04%
Crystal H Thompson dba Advertise IT	(#,^)	718 N Main St, Norwood, CT 28128	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	3/18/2031	28.7	28.7	27.7	0.01%
AZ Dropship LLC dba A-Z Trading Co	(#,^)	735 Crofton St SE, Grand Rapids, MI 49507	Nonstore Retailers	Term Loan	Prime plus	2.75%	3/18/2031	44.8	44.8	41.8	0.01%
Zmetra Clear Span Structures, LLC	(#,^)	2 Old Worcester Rd, Dudley, MA 01571	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	3/18/2031	112.0	112.0	114.3	0.03%
Northern Services Inc	(#,^)	2266 Central St, Ste6, Richmond, CA 94801	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/18/2031	44.8	44.8	41.7	0.01%
LT Johnson DDS PLLC dba Brueggen Dental Implant Center	(#,^)	14626 Bellaire Blvd., Houston, TX 77083	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/18/2031	299.9	299.9	279.4	0.07%
WSCL, Inc	(#,^)	176 Rosa Court, Colton, CA 92324	Construction of Buildings	Term Loan	Prime plus	2.75%	3/18/2031	45.4	45.4	42.3	0.01%
Battle Forged Fitness, LLC dba CrossFit 1976	(#,^)	3251 East Stone Court, Eagle Mountain, UT 84005	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/17/2046	54.0	54.0	55.7	0.01%
Ryan Doyle Enterprises, LLC dba Earthworkers Landscaping	(#,^)	802 Klinger Ln, Lebanon, PA 17042	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/17/2031	13.4	13.4	13.2	—%
Crispeno Realty, Inc	(#,^)	9812 235th Pl SW, Edmonds, WA 98020	Real Estate	Term Loan	Prime plus	2.75%	3/16/2031	7.2	7.2	6.7	—%
274 Construction Group, Inc	(#,^)	420 Raleigh St, Ste F, Wilmington, NC 28412	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	3/16/2031	165.8	165.8	161.7	0.04%
EXAGEN SOLUTIONS INC	(#,^)	32 Waverly Cir, Waverly, NY 12189	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/16/2031	47.5	47.5	44.3	0.01%
DTJ Enterprises, Inc dba West Falmouth Market	(#,^)	623 W Falmouth hwy, Falmouth, MA 02540	Food and Beverage Stores	Term Loan	Prime plus	2.75%	3/15/2046	176.1	176.1	194.8	0.05%
INB Enterprise LLC	(#)	7761 Diamondback Dr, College Park, MD 20742	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	3/15/2031	5.7	5.7	6.0	—%
Benevolent Family Services LLC,	(#)	522 S Independence Blvd, Ste 201, Virginia Beach, VA 23452	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	3/15/2031	5.7	5.7	6.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Pavesh, LLC	(#,^)	9576 Potranco Rd, San Antonio, TX 78251	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/15/2046	163.9	163.9	182.2	0.05%
Swick & Son Enterprises, Inc.	(#,^)	108 Mashell Ave North, Eatonville, WA 98328	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/12/2031	65.5	65.5	61.4	0.02%
Hany and Associates LLC dba Integrity Tax Group	(#,^)	2020 S Oneida St, Denver, CO 80224	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/12/2031	19.9	19.9	18.6	—%
Torchlight Academy Schools, LLC	(#,^)	116 County Farm Rd, Windsor, NC 27983	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/12/2046	221.7	221.7	250.3	0.06%
Craftworks NW, LLC	(#,^)	12421 NE 117th Ave, Vancouver, WA 98662	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	3/12/2031	13.5	13.5	13.0	—%
Kris-Leigh Catered Living at Severna Park LLC	(#,^)	831 Ritchie Hwy, Severna Park, MD 21146	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	3/12/2031	669.6	669.6	709.9	0.18%
Motus Inc. dba Stage Your Home San Diego	(#,^)	7557 Convoy Ct, San Diego, CA 92111	Real Estate	Term Loan	Prime plus	2.75%	3/11/2031	22.6	22.6	21.0	0.01%
Clean Energyz LLC	(#,^)	881 Alma Real Dr, Stes T-16, Pacific Palisades, CA 90272	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/11/2031	53.8	53.8	50.1	0.01%
Clean Energyz LLC	(#,^)	881 Alma Real Dr Ste T-16, Pacific Palisades, CA 90272	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/11/2031	37.8	37.8	37.5	0.01%
INTERNETZONE I, INC.	(#,^)	3131 Laurel Ave, Fullerton, CA 92835	Other Information Services	Term Loan	Prime plus	2.75%	3/10/2031	7.2	7.2	6.7	—%
Monark, LLC	(#,^)	26050 Acero, Ste 411, Mission Viejo, CA 92691	Food Manufacturing	Term Loan	Prime plus	2.75%	3/10/2031	31.4	31.4	29.3	0.01%
ACTIVE FACILITY MONITORING, LLC	(#,^)	702 Ernest Dr, Port Orange, FL 32127	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/9/2031	8.9	8.9	8.3	—%
Charlie Chedda's LLC	(#,^)	1867 Academy Blvd 1871 S Academy Blvd, Colorado Springs, CO 80916	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/5/2031	16.6	16.6	17.6	—%
Nadal Company LLC	(#,^)	5923 Robindale Rd, Catonsville, MD 21228	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/5/2031	4.5	4.5	4.2	—%
3 A Ideas, LLC dba Bizzy Kids Learning Center	(#,^)	1401 Caplin Dr, Arlington, TX 76018	Social Assistance	Term Loan	Prime plus	2.75%	3/5/2046	117.1	117.1	132.2	0.03%
Giles Title and Escrow Services, LLC and Morgan Andrew Hoover	(#,^)	203 North 1st St, Pulaski, TN 38478	Real Estate	Term Loan	Prime plus	2.75%	3/4/2031	27.7	27.7	27.3	0.01%
Reginald L McClain dba McClain's Auto Detailing and Paint Refinish	(#,^)	2753 N 29th St, Milwaukee, WI 53210	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/3/2046	7.0	7.0	7.9	—%
Ambrose Cubed LLC	(#,^)	6780 Hudspeth Rd 6790 Hudspeth Rd, Harrisburg, NC 28075	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus	2.75%	3/3/2046	196.7	196.7	222.1	0.06%
Metroguard Security & Risk Mgmt Inc.	(#,^)	338 Commerce Dr, Fairfield, CT 06825	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/2/2031	184.7	184.7	172.1	0.04%
Miss Academy, LLC dba Miss Houston Pageant	(#,^)	1111 Uptown Park Blvd #12, Houston, TX 77056	Personal and Laundry Services	Term Loan	Prime plus	2.75%	2/26/2031	8.9	8.9	8.3	—%
Goodsell/Wilkins, Inc	(#,^)	28175 Bluebell Dr, Laguna Niguel, CA 92677	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/25/2031	88.7	88.7	82.6	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Anne M Prior LLC	(#,^)	5933 NW Wins Sivers Dr, Portland, OR 97220	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/25/2031	15.5	15.5	14.4	—%
Innovative Dental of Hannibal LLC	(#,^)	515 Clinic Rd., Hannibal, MO 63401	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/24/2031	44.4	44.4	41.4	0.01%
Medissage Integrative Therapies, LLC	(#,^)	103 Twinridge Ln, Richmond, VA 23235	Personal and Laundry Services	Term Loan	Prime plus	2.75%	2/23/2046	7.2	7.2	8.2	—%
KOLOA KAI LLC and Stay Beach Cities, Inc	(#,^)	2-2514 Kaumualii Hwy, Kalaheo, HI 96741	Real Estate	Term Loan	Prime plus	2.75%	2/22/2031	6.7	6.7	6.2	—%
TELAVERGE COMMUNICATIONS, LLC	(#,^)	8229 Foutain Ridge Dr, Plano, TX 75025	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/19/2031	31.1	31.1	29.0	0.01%
Eagle Creek Landscape & Design	(#,^)	7574 Eagle Creek Rd, Cincinnati, OH 45247	Administrative and Support Services	Term Loan	Prime plus	2.75%	2/19/2031	42.1	42.1	39.7	0.01%
Eddy Auto Service Inc	(#,^)	901 NY-109, West Babylon, NY 11704	Repair and Maintenance	Term Loan	Prime plus	2.75%	2/18/2046	85.2	85.2	96.2	0.02%
Ben Anderson 365	(#,^)	1567 E Valley Rd, Montecito, CA 93108	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/18/2031	44.4	44.4	41.3	0.01%
Alima Mandiang, dba Mandiang Hair Braiding	(#)	242 E. Claremont Rd, Philadelphia, PA 19120	Personal and Laundry Services	Term Loan	Prime plus	6.5%	2/17/2031	2.3	2.3	2.4	—%
Commonwealth Warehouse, Inc.	(#,^)	400-500 Murray Rd, Cincinnati, OH 45217	Warehousing and Storage	Term Loan	Prime plus	2.75%	2/17/2031	51.0	51.0	47.6	0.01%
ReenBoog Natural Hair Care, LLC	(#,^)	4051 Stone Mountain Hwy, Ste E106, Lilburn, GA 30047	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	2/17/2031	17.8	17.8	16.7	—%
White Pine Logistics Inc	(#,^)	1281 Cobble Pond Way, Vienna, VA 22182	Truck Transportation	Term Loan	Prime plus	2.75%	2/16/2031	51.1	51.1	47.6	0.01%
Design Moves LLC	(#,^)	3235 North Dixie Hwy, Oakland, FL 33334	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/16/2046	82.8	82.8	93.5	0.02%
Ryan Spataro dba The Minty Goat	(#,^)	6801 N Crystal Ave, Kansas City, MO 64119	Administrative and Support Services	Term Loan	Prime plus	2.75%	2/16/2031	4.4	4.4	4.4	—%
UniGuide Media,LLC	(#)	105 Pearl St, Sausalito, CA 94965	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	2/11/2031	5.7	5.7	6.0	—%
A-One Refrigeration and Heating, Inc.	(#,^)	910 N 20th Ave, Pasco, WA 99301	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/11/2046	282.5	282.5	316.7	0.08%
A-One Refrigeration and Heating, Inc	(#,^)	910 N 20th Ave, Pasco, WA 99301	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/11/2031	146.8	146.8	140.6	0.04%
Little Swimmers Inc.	(#,^)	2395 Monument Blvd, Concord, CA 94520	Educational Services	Term Loan	Prime plus	2.75%	2/11/2031	43.1	43.1	40.5	0.01%
Hybrid Drive Batteries LLC	(#,^)	22607 E La Palma Ave, Ste 406, Yorba Linda, CA 92887	Repair and Maintenance	Term Loan	Prime plus	2.75%	2/10/2031	13.3	13.3	12.4	—%
Michael Miller dba Affordable Paint and Auto Body	(#,^)	4738 Randleman Rd, Greensboro, NC 27406	Repair and Maintenance	Term Loan	Prime plus	2.75%	2/9/2046	21.6	21.6	24.2	0.01%
Little Angels Daycare and Learning Center LLC	(#)	4551 Summit Blvd, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus	2.75%	2/3/2047	119.3	119.3	126.7	0.03%
Davis Laboratories, Inc.	(#,^)	611 Lunar Ave., Brea, CA 92821	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/1/2031	55.4	55.4	54.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

TC3, LLC	(#,^)	1036 Country St 2945, Tuttle, OK 73089	Administrative and Support Services	Term Loan	Prime plus	2.75%	1/29/2031	4.7	4.7	4.8	—%
Dexter Lillie dba Kreative Kutz Barber Shop	(#,^)	865 Cassat Ave, Jacksonville, FL 32205	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/29/2046	17.5	17.5	19.8	0.01%
CULTIVA Solutions, LLC	(#,^)	8000 Towers Crescent Dr,, Vienna, VA 22182	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/29/2031	3.5	3.5	3.3	—%
Jazma Deaungilae Wise	(#)	110 Golden Pine Rd SW, Austell, GA 30168	Personal and Laundry Services	Term Loan	Prime plus	6.5%	1/28/2031	3.6	3.6	3.8	—%
Payne's Environmental Services LLC	(#,^)	5617 Causeway Blvd., Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus	2.75%	1/28/2031	162.7	162.7	157.5	0.04%
Chrysalis MSP LLC	(#,^)	14550 Torrey Chase Blvd, Ste 110, Houston, TX 77014	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/26/2031	10.1	10.1	9.4	—%
Wild Wellness LLC	(#)	151 Lake St, Lancaster, OH 43130	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	1/22/2031	2.5	2.5	2.6	—%
Andrew's Spotless Cleaning, LLC	(#)	6003 Murnan Rd, Cold Spring, KY 41076	Administrative and Support Services	Term Loan	Prime plus	6.5%	1/22/2031	5.6	5.6	5.9	—%
Greater Vision Healthcare Services, LLC	(#,^)	788 Montgomery Ave, Ocoee, FL 34761	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	1/22/2046	900.4	900.4	1,010.8	0.26%
Inland Empire Spine and Disc Laser, Inc.	(#,^)	802 Magnolia Ave, Ste 103, Corona, CA 92879	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	1/22/2031	44.0	44.0	42.2	0.01%
WILD THING ACCOUNTING & TAX LLC	(#)	805 NE 190th Ave, Portland, OR 97230	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	1/22/2031	5.6	5.6	5.9	—%
Skypie Studio & Crafts LLC	(#)	933 Mary Ave, Opelousas, LA 70570	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	1/22/2031	5.4	5.4	5.7	—%
R & L Timber, Inc	(#,^)	524 Callen Crabb Rd, Sagle, ID 83860	Forestry and Logging	Term Loan	Prime plus	2.75%	1/20/2031	216.9	216.9	209.1	0.05%
Centre for Autism Treatment LLC	(#)	13090 Sundown Rd, Victorville, CA 92392	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	1/20/2031	5.6	5.6	5.9	—%
Diamond Ridge Professionals LLC,	(#)	8629 Mesquite Cir, Magna, UT 84044	Construction of Buildings	Term Loan	Prime plus	6.5%	1/19/2031	5.6	5.6	5.9	—%
Valley Towing & Sons, Inc	(#,^)	16 NY-6N, Mahopac, NY 10541	Support Activities for Transportation	Term Loan	Prime plus	2.75%	1/19/2031	10.3	10.3	9.6	—%
Austen Felder Holdings LLC dba Austin R Styling	(#)	23642 Hwy 25, Franklinton, LA 70438	Personal and Laundry Services	Term Loan	Prime plus	6.5%	1/18/2031	11.3	11.3	11.8	—%
Retro Rangers LLC and Retro 1951, Inc	(#,^)	750 International Parkway #105, Richardson, TX 75081	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	1/15/2031	174.4	174.4	162.5	0.04%
Big Brand Management Ltd. Co and Food Civilization LLC	(#,^)	68700 Dinah Shore Dr, Cathedral, CA 92234	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	1/14/2046	238.8	238.8	262.0	0.07%
Silx LLC	(#,^)	4120 3rd Ave, Timnath, CO 80525	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/12/2031	4.0	4.0	3.7	—%
White Pine Logistics, Inc.	(#,^)	1281 Cobble Pond Way, Vienna, VA 22182	Truck Transportation	Term Loan	Prime plus	2.75%	1/11/2031	349.1	349.1	328.3	0.08%
Athletic Performance Training Center, LLC	(#,^)	12855 York-Delta Dr, North Royalton, OH 44133	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/8/2031	13.2	13.2	12.3	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Westby Grocery LLC	(#,^)	212 Main St, Westby, MT 59275	Food and Beverage Stores	Term Loan	Prime plus	2.75%	1/8/2046	42.5	42.5	45.8	0.01%
TNJ Products, Inc.	(#,^)	4912 N Lincoln Ave, Ste 101, Chicago, IL 60625	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/31/2030	187.6	187.6	174.8	0.04%
Moran Tax & Accounting LLC	(#,^)	128 N Franklin St, Brazil, IN 47834	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/31/2045	17.0	17.0	19.1	—%
Tissue Plus LLC F/K/A Soft Touch Tissue &Paper, LLC	(#,^)	1491 Hammond St, Bangor, ME 04401	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/31/2045	340.0	340.0	383.8	0.10%
The Spot Bar & Restaurant LLC	(#,^)	10540 State Rte 195, Killeen, TX 76542	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/31/2045	37.1	37.1	41.8	0.01%
Hawthorne Food Company dba Eastern Standard Provis	(#,^)	117 Beaver St, Waltham, MA 02452	Food Manufacturing	Term Loan	Prime plus	2.75%	12/31/2030	763.6	763.6	712.3	0.18%
Leila Zamiri, DDS, Inc	(#,^)	3317 E 10th St, Long Beach, CA 90804	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/31/2045	151.5	151.5	171.1	0.04%
Seven C's Manufacturing, Inc	(#,^)	3895 Corsair St, Reno, NV 89502	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	12/31/2030	480.0	480.0	474.9	0.12%
M2 Lumber LLC	(#,^)	110 Brick House Rd, Laurens, SC 29360	Wood Product Manufacturing	Term Loan	Prime plus	2.75%	12/31/2030	9.8	9.8	9.7	—%
Inter-Insurance Agency Services, Ltd. and Universal Casualty Risk Rete	(#,^)	380 N Broadway, Jericho, NY 11753	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	12/31/2030	88.5	88.5	82.6	0.02%
Educare Early Intervention, Corporation	(#,^)	4557 S Calumet Ave, Chicago, IL 60653	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/30/2030	38.6	38.6	36.0	0.01%
Bourque Sales and Service Inc.	(#,^)	9160 Linwood Ave, Shevport, LA 71106	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/30/2045	138.7	138.7	156.6	0.04%
Center of New England Primary Care Inc	(#,^)	775 Center of New New England Blvd, Coventry, RI 02816	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/30/2045	409.1	409.1	461.9	0.12%
United Security Specialists, Inc.	(#,^)	275 Saratoga Ave. Ste 200, Santa Clara, CA 95050	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/30/2030	101.9	101.9	95.0	0.02%
Petroleum Equipment & Services, Inc.	(#,^)	5631 Silverado Way, Anchorage, AK 99518	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/30/2030	367.6	367.6	346.3	0.09%
Bourque Sales and Service Inc	(#,^)	9160 Linwood Ave, Shreveport, LA 71106	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/30/2045	141.4	141.4	159.6	0.04%
George Family Cremation and Burial LLC	(#,^)	1260 W Mission Ave, Escondido, CA 92029	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/30/2031	90.8	90.8	88.2	0.02%
Vacation Link of Florida, Inc., Island Vacation and Cruises, Inc, Pref	(#,^)	501 N Wymore Rd, Winter Park, FL 32789	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/30/2030	349.1	349.1	370.1	0.09%
Lightstat Inc.	(#,^)	22 W West Hill Rd, Barkhamsted, CT 06063	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	12/30/2030	327.2	327.2	339.0	0.09%
Eppy's Tool & Equipment Warehouse, Inc	(#,^)	809 East 42nd St, Brooklyn, NY 11210	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/30/2030	227.8	227.8	212.3	0.05%
Trident E&P, LLC	(#,^)	320 Cir of Progress Dr, Pottstown, PA 19464	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/30/2030	1,078.9	1,078.9	1,053.7	0.27%
Performance Online, Inc	(#,^)	1550 Melissa Ct, Corona, CA 92879	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	12/30/2030	122.3	122.3	114.4	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

NDRS Construction Inc.dba Disaster	(#,^)	18730 Cortez Blvd, Brooksville, FL 34601	Construction of Buildings	Term Loan	Prime plus	2.75%	12/30/2030	61.2	61.2	57.2	0.01%
Real Estate Personnel, Inc., Tara Matta and Sara Pierce	(#,^)	5400 Ward St, Building V Ste 170, Arvada, CO 80002	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/30/2030	872.4	872.4	813.0	0.21%
Center of New England Primary Care Inc, North Providence Urgent Care I	(#,^)	775 Centre of New England Blvd, Coventry, RI 02816	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/30/2045	441.0	441.0	497.9	0.13%
Perfect Game Incorporated	(#,^)	850 Twixt Town Rd NE, Cedar Rapids, IA 52402	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/30/2030	1,090.8	1,090.8	1,083.8	0.28%
SDI Black 011, LLC	(#,^)	1091 YONKERS AVE, YONKERS, NY 10704	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/30/2030	196.2	196.2	192.3	0.05%
Khangri Sourcing Inc.	(#,^)	6021 129th. Ave SE, Bellevue, WA 98006	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/29/2030	139.8	139.8	130.4	0.03%
Bojax Auto Collision Inc	(#,^)	4706 Fenlee Ave., Royal Oak, MI 48073	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/29/2045	333.4	333.4	363.5	0.09%
Litchy Electric L.L.C.	(#,^)	4035 E Post Rd, Las Vegas, NV 89120	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/29/2030	87.3	87.3	82.4	0.02%
E R Kilpatrick, LLC dba Jefferson Street True Value	(#,^)	212 Greenwood St, La Grande, OR 97850	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/28/2030	125.4	125.4	119.7	0.03%
Sondra Gayle Insurance Agency Inc.	(#,^)	2107 Veterans Memorial Blvd, Metaire, LA 70002	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	12/24/2030	6.5	6.5	6.8	—%
Terry A. Humphreys dba Tiki Torch Liquors	(#)	101 Dallas St., Talihima, OK 74571	Food and Beverage Stores	Term Loan	Prime plus	6.5%	12/23/2030	11.2	11.2	11.7	—%
NetLevel5 LLC dba Moutain Air Duct	(#,^)	4724 Poleplant Dr, Colorado Springs, CO 80918	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/23/2030	14.1	14.1	13.4	—%
Spectrum Dynamics, Inc dba Clean Water Works	(#)	27727 Dalton Bluff Court, Katy, TX 77494	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	12/23/2030	11.2	11.2	11.7	—%
UBIF 86 CO dba UBREAKIFIX	(#,^)	1539 Town Center Dr, Lakeland, FL 33803	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/23/2030	50.0	50.0	46.4	0.01%
Southeastern Esthetics Institute, LLC and Pura Medical Spa, Corp, LLC	(#,^)	1644 Main St Ste 1, Columbia, SC 29201	Educational Services	Term Loan	Prime plus	2.75%	12/23/2030	507.2	507.2	488.0	0.12%
Chris' Angels Cleaning Service LLC	(#)	2090 Dunwoody Club Dr, Sandy Springs, GA 30350	Administrative and Support Services	Term Loan	Prime plus	6.5%	12/23/2030	11.2	11.2	11.7	—%
KCL Business Service Inc.	(#)	1042 San Fernando Rd., San Fernando, CA 91340	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	6.5%	12/23/2030	11.2	11.2	11.7	—%
SLCP Transport, LLC	(#,^)	111 Brentwood Dr, College Station, TX 77840	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/23/2030	53.3	53.3	50.8	0.01%
Title2Land,LLC	(#,^)	11851 Wentling Ave, Baton Rouge, LA 70816	Real Estate	Term Loan	Prime plus	2.75%	12/23/2045	109.1	109.1	123.2	0.03%
Summerfield Farm, Inc	(#,^)	24 Baker Rd, Pittstown, NJ 08867	Support Activities for Agriculture and Forestry	Term Loan	Prime plus	2.75%	12/23/2045	57.0	57.0	64.3	0.02%
ASIL Ventures, LLC	(#)	4354 N Bell Ave, Apt G2,, Chicago, IL 60618	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	6.5%	12/22/2030	3.8	3.8	4.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

US Dedicated LLC	(#,^)	13410 SE 26th Cir, Vancouver, WA 98683	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/22/2030	190.9	190.9	177.5	0.05%
N.W.F.F., Inc. and Environmental Contracting Solutions, Inc.	(#,^)	687 E Central Ave, Sutherlin, OR 97479	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/21/2030	664.4	664.4	637.7	0.16%
Lynch Mining LLC	(#,^)	7262 West Hunt Hwy, Queen Creek, AZ 85142	Mining (except Oil and Gas)	Term Loan	Prime plus	2.75%	12/21/2045	353.5	353.5	393.4	0.10%
Price Educational Services, LLC dba Mathnasium of South OKC	(#,^)	10740 S May Ave, Oklahoma City, OK 73170	Educational Services	Term Loan	Prime plus	2.75%	12/21/2030	7.3	7.3	7.0	—%
N.W.F.F., Inc.	(#,^)	687 E. Central Ave, Sutherlin, OR 97479	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/21/2045	42.4	42.4	47.9	0.01%
Katie Cox & Co. LLC	(#,^)	6605 Longshore ST, Ste 240, Dublin, OH 43017	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/18/2030	6.5	6.5	6.1	—%
Code 3 Apps LLC.	(#,^)	843 Tempted Ways Dr, Longmont, CO 80504	Publishing Industries (except Internet)	Term Loan	Prime plus	2.75%	12/18/2030	6.5	6.5	6.1	—%
Pumpkin Patch Child Care and Early Education Center, LLC	(#,^)	310 Grove Beach Rd N, Westbrook, CT 06498	Social Assistance	Term Loan	Prime plus	2.75%	12/18/2045	111.5	111.5	125.5	0.03%
Yinlink International Inc	(#,^)	2 Corporate Dr, Suiite A, East Windsor, NJ 08512	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/18/2030	61.2	61.2	62.2	0.02%
Giant Development Inc and Crabtree Development Corp	(#,^)	509 Pylon Dr, Ste 110, Raleigh, NC 27606	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/18/2030	1,090.8	1,090.8	1,044.7	0.27%
Tahzoo LLC	(#,^)	1015 7th St NW, Washington, DC 20001	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/18/2030	679.1	679.1	632.3	0.16%
Splashlight Photographic & Digital Studios LLC ,Splashlight Technologi	(#,^)	75 Varick St, 3rd Floor, New York, NY 10013	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/18/2030	1,090.8	1,090.8	1,014.1	0.26%
Last Touch LLC	(#,^)	927 E 10th St, Fairmont, MN 56031	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	12/18/2045	50.2	50.2	56.7	0.01%
REST Enterprises Inc dba Upstyled Properties	(#,^)	1440 W Taylor St Unit 595, Chicago, IL 60607	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/18/2030	13.1	13.1	13.9	—%
Allied Molded Products, LLC, Clancy 15 LLC, and Crusader 5088, LLC	(#,^)	1145 13th Ave East, Palmetto, FL 34221	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	12/18/2030	191.0	191.0	177.6	0.05%
People United of Louisiana LLC	(#,^)	1401 Hudson Ln, Monroe, LA 71201	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/18/2030	130.9	130.9	125.8	0.03%
AccountPics, LLC	(#,^)	903 S WW White Rd, San Antonio, TX 78220	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/18/2045	77.4	77.4	87.4	0.02%
Horne Chiropractic Center, P.A	(#,^)	3820 Mountain Rd, Stes B & C, Pasadena, MD 21122	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/18/2030	87.3	87.3	81.1	0.02%
Edgar E. Herrera Garcia, Rocio L. D. Herrera dba Integral Delivery Ser	(#,^)	3100 Delaware Ave, Des Moines, IA 50313	Truck Transportation	Term Loan	Prime plus	2.75%	12/18/2045	218.2	218.2	246.0	0.06%
RJL Texas International Corporation	(#,^)	17401 Triton,, Schertz, TX 78154	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/18/2030	237.1	237.1	230.5	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Neeld Rentals Inc dba Mills True Value Hardware	(#,^)	205 Clinton Blvd, Clinton, MS 39056	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	12/18/2030	4.9	4.9	4.5	—%
Carolina Roofing Siding Painting LLC	(#,^)	204 Depot St, Camponbello, SC 29322	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/17/2045	14.5	14.5	16.2	—%
Anthony Connelly Holdings LLC	(#,^)	7260 Dean Martin Dr, Ste 800, Las Vegas, NV 89118	Nonstore Retailers	Term Loan	Prime plus	2.75%	12/17/2030	218.2	218.2	202.8	0.05%
Vege Investments, LLC dba Sunoco Homestead	(#)	26400 SW 177th Ave, Homestead, FL 33031	Gasoline Stations	Term Loan	Prime plus	6.5%	12/16/2030	11.2	11.2	11.7	—%
Signature Graphic LLC	(#,^)	14425 N 79th St, Ste B, Scottsdale, AZ 85260	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/16/2030	74.2	74.2	69.0	0.02%
David M. Benson LLC	(#)	1422 Euclid Ave, Cleveland, OH 44115	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	12/16/2030	11.2	11.2	11.7	—%
Savannah Area Language & Culture Exchange, LLC	(#)	6 Dovetail Crossing, Savannah, GA 31419	Educational Services	Term Loan	Prime plus	6.5%	12/16/2030	11.3	11.3	11.8	—%
Highstar Travel Group, LLC	(#,^)	2869 Wilshire Dr, Ste 204, Orlando, FL 32835	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/16/2030	19.6	19.6	18.3	—%
Last Minute Effects Inc.	(#,^)	1016 Hamline Pl, Burbank, CA 91504	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	12/15/2030	13.1	13.1	12.4	—%
Droplette Marketing Co	(#,^)	6481 Orangethorpe Ave, Buena Park, CA 90620	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/14/2030	5.9	5.9	5.7	—%
Aeromax Industries Inc	(#,^)	1310 Ranchers Legacy Trail, Fort Worth, TX 76126	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	12/14/2030	152.7	152.7	142.0	0.04%
Accommodating Financial & Tax Services, LLC	(#,^)	1642 Ralston Cir, Toledo, OH 43623	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/14/2045	41.0	41.0	46.3	0.01%
Vector Utilities LLC	(#,^)	8501 San Gabriel Dr, Laredo, TX 78045	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/14/2030	327.2	327.2	331.0	0.08%
Corple Enterprisees Inc	(#,^)	17887 US Hwy 380 West, Ponder, TX 76259	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	12/14/2030	54.5	54.5	50.7	0.01%
Efficient, Fast & Good Cleaning Services Inc	(#,^)	2444 NW 177th Tr, Miami Gardens, FL 33056	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/14/2030	6.5	6.5	6.3	—%
Shattered Prism LLC	(#,^)	3333 Broadway, New York, NY 10031	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	12/11/2030	6.5	6.5	6.9	—%
Donald W. Harris dba Bowman Creek Mini Storage	(#)	1625 US-59 N, Linden, TX 75563	Warehousing and Storage	Term Loan	Prime plus	6.5%	12/11/2030	9.7	9.7	10.1	—%
Jamali LLC dba Saahten	(#)	2741 Raceway Fairfield West, Pensacola, FL 32503	Food Services and Drinking Places	Term Loan	Prime plus	6.5%	12/11/2030	11.2	11.2	11.7	—%
Premium Marketing Co. Inc. dba Vera Moore Cosmetics	(#,^)	4 Shadow Ln, Woodbury, NY 11797	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	12/11/2030	19.6	19.6	18.5	—%
Inner Beauty Salon and Suite LLC	(#,^)	825 Beecher St SW, Atlanta, GA 30310	Personal and Laundry Services	Term Loan	Prime plus	2.75%	12/10/2045	63.0	63.0	71.2	0.02%
Just In Time Refrigeration LLC	(#,^)	6400 EDNA TAYLOR PKWY, MONONA, WI 53716	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/10/2045	221.0	221.0	243.2	0.06%
M-Den, Inc	(#,^)	315 Main St, Ann Arbor, MI 48104	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	12/10/2030	1,002.8	1,002.8	1,018.7	0.26%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

LTD Broadband, LLC	(#,^)	69 Teahouse St, Las Vegas, NV 89138	Telecommunications	Term Loan	Prime plus	2.75%	12/10/2030	1,053.7	1,053.7	1,033.5	0.26%
HWH Unlimited, Inc.	(#,^)	43386 Business Park Dr, Temecula, CA 92590	Real Estate	Term Loan	Prime plus	2.75%	12/9/2030	65.4	65.4	69.3	0.02%
Zebra House Coffee, LLC	(#,^)	1001 S El Camino Real, San Clemente, CA 92672	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/9/2030	39.3	39.3	36.5	0.01%
Northeast Coverages Inc. and Southeast Coverages Inc.	(#,^)	910 Franklin Ave, Ste 210, Garden City, NY 11530	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	12/7/2030	148.4	148.4	157.0	0.04%
CashLine Solutions, LLC	(#,^)	467741 E 1050 Rd, Sallisaw, OK 74955	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/7/2030	10.5	10.5	9.7	—%
Indecon Builders Inc	(#,^)	1382 Valencia Ave, Tustin, CA 92780	Construction of Buildings	Term Loan	Prime plus	2.75%	12/4/2030	43.6	43.6	40.6	0.01%
Travel with Love, LLC dba Style & The Storyteller	(#)	8465 W Sahara Ave, Ste 111, Las Vegas, NV 89117	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	12/4/2030	4.5	4.5	4.7	—%
Perez Law Office, PLLC	(#,^)	80 N McClintock Dr, Chandler,, AZ 85226	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/4/2045	65.5	65.5	73.9	0.02%
Combs Creative LLC	(#)	157 Antler Ridge Cir,, Nashville, TN 37214	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	6.5%	12/4/2030	4.3	4.3	4.5	—%
Moxie Marketing, LLC	(#,^)	51 Lee Dr, Palm Coast, FL 32137	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/3/2030	109.1	109.1	101.4	0.03%
Staffhink Limited dba Barn Owl Drone Services	(#,^)	4283 Deerfield Hills Rd, Colorado Springs, CO 80916	Data Processing, Hosting, and Related Services	Term Loan	Prime plus	2.75%	12/3/2030	4.6	4.6	4.5	—%
Tina D. Coker DBA Diane's Accounting Service	(#)	119 E Haywood St, England, AR 72046	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	12/3/2030	11.2	11.2	11.7	—%
SME Business Services LLC	(#,^)	930 Chesaco Ave, Rosedale, MD 21237	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/3/2030	19.6	19.6	18.3	—%
American Retail Properties, Inc.	(#,^)	125 Main St 2nd Floor, Reading, MA 01867	Real Estate	Term Loan	Prime plus	2.75%	11/30/2030	19.5	19.5	18.1	—%
Jonathan J Klaczik LLC dba Veterans Fence Company	(#,^)	7417 Dover Ln, Parma, OH 44130	Personal and Laundry Services	Term Loan	Prime plus	2.75%	11/27/2030	19.5	19.5	18.9	—%
Hartley S Johnson & Son, Inc. dba Mark T. Wendell Tea	(#,^)	14a Craig Rd, Acton, MA 01720	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	11/27/2030	34.6	34.6	32.4	0.01%
The Alder SmokeHouse LLC	(#,^)	1055 Virginia Ave, North Bend, OR 97459	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/25/2030	9.8	9.8	10.3	—%
LIAISON STAINLESS INC	(#,^)	630 James Lee Dr NW, Suwanee, GA 30024	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	11/25/2030	64.9	64.9	60.4	0.02%
Flex Beauty Labs, LLC	(#)	7512 Dr. Phillip Blvd, Orlando, FL 32819	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	6.5%	11/24/2030	10.9	10.9	11.4	—%
Next Level Detailing, LLC	(#,^)	3235 Odeon Way, Ste 201-203, Acworth, GA 30102	Repair and Maintenance	Term Loan	Prime plus	2.75%	11/24/2030	6.5	6.5	6.0	—%
Dearly LOved Counseling, L.L.C	(#)	14052 N Dale Mabry Hwy, Ste 215, Tampa, FL 33618	Social Assistance	Term Loan	Prime plus	6.5%	11/24/2030	11.1	11.1	11.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Ellis Apex LLC dba Inage360 Marietta	(#,^)	2060 Franklin Way SE, Ste 150, Marietta, GA 30067	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	11/24/2030	80.3	80.3	74.9	0.02%
Thompson Enterprises of Florida LLC dba TCBY FROZEN YOGURT	(#,^)	14543 SW 5th St, Pembroke Pines, FL 33027	Food and Beverage Stores	Term Loan	Prime plus	2.75%	11/20/2030	12.7	12.7	11.8	—%
Prosperity Tool, Inc	(#,^)	2006 National Guard Dr, Plant City, FL 33563	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	11/19/2045	290.5	290.5	328.0	0.08%
The Number Masters	(#,^)	3325 Highland St, Grove City, OH 43123	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/18/2030	15.1	15.1	14.0	—%
Italian Heritage Tile and Stone Inc	(#,^)	4725 Morgan Territory Rd, Clayton, CA 94517	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	11/18/2030	68.2	68.2	63.4	0.02%
T.S.I.-VA, LLC and Alpha Business Services Inc.	(#,^)	2525 Pointe Center Court, Ste 200, Dumfries, VA 22026	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/17/2030	94.8	94.8	88.1	0.02%
Master Printing and Signs Corp & Artishirt Co.	(#,^)	386 Squire Rd, Revere, MA 02151	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	11/10/2045	194.6	194.6	219.7	0.06%
Modutech Marine Inc	(#,^)	2218 Marine View Dr, Tacoma, WA 98422	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	11/9/2030	348.2	348.2	368.5	0.09%
Protek Pest Control Inc, Protek Nurseries LLC & Protek Irrigation LLC	(#,^)	8712 60th Tr South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus	2.75%	11/4/2030	45.5	45.5	43.4	0.01%
GoodGuyS Enterprises Inc dba Goodguys;Good Guy Enterprises;Good Guys	(#,^)	1071 Serpentine Ln, Pleasanton, CA 94566	Administrative and Support Services	Term Loan	Prime plus	2.75%	11/4/2030	177.7	177.7	188.0	0.05%
Supersonic Cleaning Services Inc	(#,^)	36 Seitz Tr, Arlington, NY 12603	Administrative and Support Services	Term Loan	Prime plus	2.75%	10/29/2030	33.3	33.3	31.3	0.01%
Marcus Horn dba Versatile Styles and Cuts	(#,^)	2018 24th Ave, Meridian, MS 39301	Personal and Laundry Services	Term Loan	Prime plus	2.75%	10/15/2045	10.2	10.2	11.4	—%
Shades of U, Inc. dba Diva by Cindy	(#,^)	15212 Hanover Pike, Upperco, MD 21155	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	10/9/2045	87.0	87.0	98.0	0.03%
VIP Lawn Care Services LLC dba VIP Services	(#,^)	3875 Fay Blvd, Cocoa, FL 32927	Administrative and Support Services	Term Loan	Prime plus	2.75%	10/8/2030	16.4	16.4	15.3	—%
KTF Consulting Corp	(#,^)	2471 N Geneva Tr, Chicago, IL 60614	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/6/2030	64.4	64.4	68.2	0.02%
The Hall at the Yard LLC dba The Hall on the Yard	(#,^)	1412 Alden Rd, Orlando, FL 32803	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/2/2031	1,114.4	1,114.4	1,046.7	0.27%
Babys on Broadway LLC	(#,^)	47 East Broadway, Little Falls, MN 56345	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	9/25/2030	63.9	63.9	60.3	0.02%
7PSolutions, LLC	(#,^)	136 North Van Buren St, Nashville, IN 47448	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	9/25/2030	42.6	42.6	39.7	0.01%
Hazleton Oil & Environmental, Inc	(#,^)	300 Tamaqua St, Hazleton, PA 18201	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	9/25/2045	1,048.8	1,048.8	1,184.1	0.30%

South Park Hardware, LLC	(#,^)	16074 South Park Ave, South Holland, IL 60473	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	9/25/2045	72.4	72.4	81.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Blakeslee Arpaia Chapman, Inc and Chapman Construction Services, LLC	(#,^)	200 North Branford Rd, Branford, CT 06405	Construction of Buildings	Term Loan	Prime plus	2.75%	9/24/2030	319.6	319.6	325.9	0.08%
BulkMore LLC	(#,^)	12741 Ocean Gateway, Ocean City, MD 21842	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	11/18/2030	129.0	129.0	122.8	0.03%
Mister Dexters LTD dba Shuga's	(#,^)	702 S Cascade Ave, Colorado Springs, CO 80903	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/28/2030	155.4	155.4	144.1	0.04%
Mister Dexters LTD dba Shuga's	(#,^)	702 S. Cascade Ave, Colorado Springs, CO 80903	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/28/2045	55.4	55.4	62.1	0.02%
Alliance Heating & Air Conditioning, Inc.	(#,^)	10 Brookfield Ave, Bridgeport, CT 06610	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/6/2030	612.9	612.9	569.3	0.15%
Terry and Tammy Jacobsen, Inc dba Appliance Recycling	(#,^)	10105 Airport Way, Snohomish, WA 98296	Electronics and Appliance Stores	Term Loan	Prime plus	2.75%	4/3/2030	274.7	274.7	254.3	0.06%
Terry & Tammy Jacobsen, Inc.dba Appliance Recycling Outlet	(#,^)	10105 Airport Way, Snohomish, WA 98296	Electronics and Appliance Stores	Term Loan	Prime plus	2.75%	4/3/2045	803.0	803.0	884.7	0.23%
Profit Stewards, LLC	(#,^)	458 Schuylkill Rd, Phoenixville, PA 19460	Repair and Maintenance	Term Loan	Prime plus	2.75%	4/2/2030	35.3	35.3	33.4	0.01%
Caplan Home Care, LLC	(#,^)	6029 Berkshire Ln, Dallas, TX 75225	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	4/1/2045	843.9	843.9	937.6	0.24%
Blackwater Diving LLC	(#,^)	112 Forrest Rd, Morgan City, LA 70380	Support Activities for Mining	Term Loan	Prime plus	2.75%	3/30/2030	315.1	315.1	323.0	0.08%
Suburban Transmission of Northern Illinois, Inc.	(#,^)	1714 E Oakton St, Des Plaines, IL 60018	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/27/2045	143.2	143.2	161.6	0.04%
Tomco Inc. dba Rental City dba Tomco Equiptment Sales	(#,^)	6470 State St, Saginaw, MI 48603	Rental and Leasing Services	Term Loan	Prime plus	2.75%	3/27/2030	18.2	18.2	18.3	—%
Dunaway and Hart, Inc	(#,^)	575 Harkrider St, Conway, AR 72032	Real Estate	Term Loan	Prime plus	2.75%	3/26/2030	40.5	40.5	40.6	0.01%
Kris-Leigh Catered Living at Severna Park,LLC	(#,^)	831 Richie Hwy, Severna Park, MD 21146	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	3/20/2030	447.4	447.4	479.7	0.12%
Patoruzu Inc dba Sharkey's Cuts for Kids	(#,^)	18121 Tuckerton Rd, Ste 130, Cypress, TX 77433	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/20/2030	11.0	11.0	11.0	—%
Firefly Developement LLC dba Firefly Earthworks	(#,^)	4818 Vicksburg St, Dallas, TX 75207	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/19/2045	286.7	286.7	323.7	0.08%
Coffeestamp LLC	(#,^)	2511 S Jefferson Ave, St. Louis, MO 63104	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/17/2030	3.6	3.6	3.8	—%
Forest Scientific Corporation	(#,^)	668 Elm St, Tionesta, PA 16353	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	3/17/2030	60.7	60.7	65.1	0.02%
Kanga Lean, Inc. dba F45 Training Trinity	(#,^)	8900 Strengh Ave, New Port Richey, FL 34655	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/16/2030	46.7	46.7	47.7	0.01%
Stretch of NW Georgia, LLC dba Stretch Zone	(#,^)	1430 Towne Lake Parkway, Ste 26100, Woodstock, GA 30189	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/13/2030	11.9	11.9	11.9	—%
Mark Allen Taylor dba Taylor Auction	(#,^)	20 & 68 Westfield Rd, Nicholls, GA 31554	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/13/2030	112.6	112.6	115.3	0.03%
Integrated Equipment Inc; Intergrated Elastomers Inc	(#,^)	5701 Brittmoore Rd, Houston, TX 77041	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	3/13/2045	1,235.0	1,235.0	1,394.4	0.36%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Astoria-Pacific Inc	(#,^)	15130 SE 82nd Dr, Clackamas, OR 97015	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	3/13/2030	101.3	101.3	108.6	0.03%
Native Fields Landscaping LLC and My Two Girls LLC	(#,^)	73 Taylor Rd, Wharton, NJ 07885	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/13/2045	505.7	505.7	570.9	0.15%
Rapid Trucking and	(#,^)	4225 W Capitol Ave, West Sacramento, CA 95691	Truck Transportation	Term Loan	Prime plus	2.75%	3/13/2045	727.7	727.7	821.6	0.21%
Signet Media dba Signet Media inc.	(#,^)	630 S 1st St, San Jose, CA 95113	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/13/2030	299.7	299.7	321.3	0.08%
GQ Investments LLC	(#,^)	5772 Miami Lakes Dr, Miami Lakes, FL 33014	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus	2.75%	3/12/2030	121.5	121.5	121.9	0.03%
Quarles Service Systems, Inc.	(#,^)	1740 September Ave, Memphis, TN 38116	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/10/2045	91.7	91.7	103.6	0.03%
The Ugly Mug's Coffee and Tea Inc.	(#,^)	1390 Broadway Ste C, Placerville, CA 95667	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/9/2030	29.7	29.7	29.8	0.01%
KR Enterprises, Inc. dba Carriage Inn	(#,^)	1065 Tower Hill Rd, North Kingstown, RI 02852	Accommodation	Term Loan	Prime plus	2.75%	3/6/2045	305.4	305.4	344.8	0.09%
Peter & Suzanne Scott, Inc., Phillip Showen & Bryan Phelan	(#,^)	2342 NY- 37, Port Covington, NY 12937	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	3/6/2030	113.4	113.4	120.4	0.03%
Big Brand Management LTD. CO. dba Ivox Media	(#,^)	512 E 11th St, Houston, TX 77008	Real Estate	Term Loan	Prime plus	2.75%	3/6/2030	53.7	53.7	56.2	0.01%
Advans IT Services, Inc.	(#,^)	One Mercantile St, STE 560, Worcester, MA 01608	Other Information Services	Term Loan	Prime plus	2.75%	3/6/2030	101.2	101.2	101.5	0.03%
Outcome Driven Innovation dba Spracht; Celltek, ODI, ODI Security	(#,^)	974 Commercial St, Palo Alto, CA 94303	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	3/6/2030	313.8	313.8	314.7	0.08%
Minifox Inc. dba Pho Hoa and Jazen Tea	(#,^)	10624 South Eastern Ave Stes R & S, Hendersen, NV 89502	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/5/2030	60.8	60.8	61.3	0.02%
Jones Roger Sherman Inn, Inc. dba Jones Roger Sherman Inn	(#)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/4/2030	18.8	18.8	20.2	0.01%
Chet Lemon Enterprises, Inc. dba All American Sports	(#,^)	1544 Ln Park Cut off, Tavares, FL 32778	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/3/2031	242.9	242.9	262.9	0.07%
14th State Learning, LLC dba Sylvan Learning, LLC	(#,^)	1 Market Pl #10, Essex Junction, VA 05452	Educational Services	Term Loan	Prime plus	2.75%	3/2/2030	41.7	41.7	42.0	0.01%
Toju Bay Inc. dba Fiesta Americana Restaurand and Club	(#,^)	1622-1624 N Mannheim Rd, Stone Park, IL 60165	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/28/2045	434.4	434.4	490.5	0.13%
Crux Solutions LLC dba Waddell's Riverside Funeral Directors	(#,^)	6938 Westover St, Houston, TX 77087	Personal and Laundry Services	Term Loan	Prime plus	2.75%	2/27/2045	77.1	77.1	87.1	0.02%
Breakers Electric, LLC dba Merrill Sports	(#,^)	13600 Mustang Dr, Mead, CO 80542	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/27/2030	8.4	8.4	8.4	—%
Feras Alshadaida dba Allura Dairy	(#,^)	8809 N Grove Ave, Rancho Cucamonga, CA 91730	Food and Beverage Stores	Term Loan	Prime plus	2.75%	2/26/2030	48.5	48.5	49.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Abe Chahrour Investment, LLC	(#,^)	4001 S Wayne Rd, Wayne, MI 48154	Administrative and Support Services	Term Loan	Prime plus	2.75%	2/25/2045	21.1	21.1	23.9	0.01%
Bora Enterprises, LLC	(#,^)	44255-B Fremont Blvd,, Fremont, CA 94538	Truck Transportation	Term Loan	Prime plus	2.75%	2/21/2030	10.2	10.2	10.2	—%
Bell Oak LLC dba Bell Oak Academy & Paradise Strategics LLC	(#,^)	7215 Waelti Dr, Melbourne, FL 32940	Social Assistance	Term Loan	Prime plus	2.75%	2/21/2045	374.1	374.1	422.4	0.11%
Skimino Enterprises LLC	(#,^)	197 Ewell Rd, Williamsburg, VA 23188	Support Activities for Transportation	Term Loan	Prime plus	2.75%	2/21/2030	60.1	60.1	60.3	0.02%
Sherwood Sporthorses Inc.	(#,^)	20502 Forestview, Magnolia, TX 77355	Personal and Laundry Services	Term Loan	Prime plus	2.75%	5/21/2046	388.1	388.1	438.2	0.11%
Alex Roit Chiropractic, P. C	(#,^)	55 Northern Blvd, Ste 103, Great Neck, NY 11021	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/19/2030	16.0	16.0	16.0	—%
Little Feet Academy of Jacksonville, LLC	(#,^)	10265 Normandy Blvd, Jacksonville, FL 32221	Social Assistance	Term Loan	Prime plus	2.75%	2/17/2045	45.0	45.0	50.8	0.01%
All Modes Transportation & Logistics LLC	(#)	4313 Collingtree Dr, Rockledge, FL 32955	Support Activities for Transportation	Term Loan	Prime plus	6.5%	2/14/2030	10.4	10.4	11.6	—%
Romo Medical Equiptment LLC	(#,^)	3453 North Panam Expressway, San Antonio, TX 78219	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	2/14/2030	400.5	400.5	401.7	0.10%
Shaw, Ltd dba Fitness 1440 North Coventry	(#,^)	54-58 Glocker Way, Pottstown, PA 19465	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/13/2030	48.8	48.8	49.8	0.01%
Damiano Global Corp.	(#,^)	333 Birch Hills Dr, Rochester, NY 14622	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/10/2030	40.0	40.0	40.2	0.01%
Fortson Janitorial Inc	(#,^)	462-482 Chattahoochee St, Cornelia, GA 30531	Nonstore Retailers	Term Loan	Prime plus	2.75%	2/5/2045	102.4	102.4	115.6	0.03%
A1 Radon Services, LLC	(#,^)	9980 Dell Rd, Eden Prairie, MN 55347	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	1/31/2030	71.3	71.3	71.5	0.02%
Adorable Home Heath Care LLC	(#,^)	6114 W Capitol Dr Ste 205, Milwaukee, WI 53206	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	1/30/2030	33.4	33.4	33.5	0.01%
3 Fat Labs Inc. and Energy Conservation Solution Inc.	(#,^)	2001 S County Rd 400 W, Greencastle, IN 46135	Rental and Leasing Services	Term Loan	Prime plus	2.75%	1/30/2045	265.6	265.6	299.8	0.08%
Spinnaker PSL Inc., Spinnaker Subs- N-Shine& Spinnaker Vero Inc	(#,^)	6967 Hancock Dr, Port St Lucie, FL 34952	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	1/30/2045	301.4	301.4	340.3	0.09%
Daftarnow Inc dba Venture X Parsippany	(#,^)	8 Campus Dr. Ste 105, Parsippany, NJ 07054	Real Estate	Term Loan	Prime plus	2.75%	7/30/2030	154.7	154.7	155.9	0.04%
Codame Enterprises LLC dba Firehouse Subs	(#,^)	1547 Main St, Dunedin, FL 34698	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/29/2030	84.0	84.0	84.3	0.02%
Amina Financial Solutions LLC dba Expat Tax Solutions	(#,^)	1433 Chestnut St, Macon, GA 31201	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/24/2030	16.7	16.7	16.7	—%
Affinity Integrated Solutions Inc.	(#,^)	115 Pomona Dr, Greensboro, NC 27402	Administrative and Support Services	Term Loan	Prime plus	2.75%	1/23/2045	289.1	289.1	326.3	0.08%
Affinity Integrated Solutions Inc	(#,^)	115 Pomona Dr, Greensboro, NC 27407	Administrative and Support Services	Term Loan	Prime plus	2.75%	1/23/2030	191.1	191.1	191.6	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Align Sports Management, LLC	(#,^)	15822 Caminito Cantaras, Del Mar, CA 92014	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	1/22/2030	17.9	17.9	18.0	—%
Emmalina LLC	(#,^)	3602 Rock Bay Dr, Louisville, KY 40245	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/21/2030	7.4	7.4	7.7	—%
Motorsport Imagery, Inc	(#,^)	16362 Cherokee Rd, Brooksville, FL 34601	Apparel Manufacturing	Term Loan	Prime plus	2.75%	1/17/2030	18.4	18.4	18.8	—%
Lyon Cubs LLC dba Dayton Valley Learning Center	(#,^)	357 Dayton Valley Rd, Dayton, NV 89403	Social Assistance	Term Loan	Prime plus	2.75%	1/16/2045	159.6	159.6	180.2	0.05%
Jordi X Kellogg, M.D.,P.C	(#,^)	9200 SE 91st Ave STE 340, Happy Valley, OR 97086	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	1/10/2030	49.6	49.6	49.8	0.01%
VetMed LLC	(#,^)	908 4th Ave, Decatur, AL 35601	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	1/10/2030	69.5	69.5	69.7	0.02%
Luster Custom Homes LLC	(#,^)	18801 North Thompson Peak Parkway, Ste 240, Scottsdale, AZ 85255	Construction of Buildings	Term Loan	Prime plus	2.75%	1/10/2030	29.1	29.1	29.1	0.01%
Nick's Country Kitchen, LLC	(#,^)	3 Flanders Rd, Bethlehem, CT 06751	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/31/2044	272.9	272.9	308.1	0.08%
Global Information Technology, Inc	(#,^)	1 Cragwood Rd, Ste 101, South Plainfield, NJ 07080	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/31/2029	446.9	446.9	448.2	0.11%
Bearwaters Brewing Company	(#,^)	101 Park St, Canton, NC 28716	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/31/2044	247.8	247.8	279.7	0.07%
Spinnaker Vero Inc.	(#,^)	983 12th St, Vero Beach, FL 32960	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	12/30/2044	748.6	748.6	845.2	0.22%
Kiddie Garden Child Development Center, LLC	(#,^)	2809 W. Atkinson Ave, Milwaukee, WI 53209	Social Assistance	Term Loan	Prime plus	2.75%	12/30/2044	40.8	40.8	46.1	0.01%
Larry J. Frick dba L & S Trucking	(#,^)	157571 E Wausau Ave, Wausau, WI 54403	Truck Transportation	Term Loan	Prime plus	2.75%	12/30/2029	39.0	39.0	40.1	0.01%
Jauchem & Meeh Inc.dba Gregory Meeh Design;Jermy Chernick Design;J&M S	(#,^)	524 Sackett St, Brooklyn, NY 11217	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/30/2029	191.8	191.8	201.4	0.05%
Dilpreet Hundal dba Kwik Stop	(#,^)	1001 Sacramento Ave, West Sacramento, CA 95605	Gasoline Stations	Term Loan	Prime plus	2.75%	12/30/2044	229.7	229.7	259.3	0.07%
Vance Ewing LLC	(#,^)	22940 Harlan Ln, St. Robert, MO 65584	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/30/2029	88.6	88.6	95.0	0.02%
Tatoo Tony's Under My Skin LLC	(#,^)	73 Memorial Parkway, Atlantic Highlands, NJ 07716	Personal and Laundry Services	Term Loan	Prime plus	2.75%	12/27/2044	94.9	94.9	107.2	0.03%
QXC Communications, Inc	(#,^)	4541 N Dixie Hwy, Boca Raton, FL 33431	Telecommunications	Term Loan	Prime plus	2.75%	12/27/2029	412.7	412.7	412.8	0.11%
A Family Member Homecare Group Inc, A Family Member Homecare Holdings,	(#,^)	11788 Sample Rd, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/27/2044	117.0	117.0	132.1	0.03%
Watearth Inc	(#,^)	3371 Glendale Blvd Ste 208, Los Angeles, CA 90039	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/27/2029	36.8	36.8	36.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Protek Pest Control, Inc. Pro-tek Nurseries LLC, Pro-Tek Irrigation	(#,^)	8712 60TH TER South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/27/2044	135.2	135.2	152.7	0.04%
Pro-Tek Pest Control, Inc, Pro-Tek Nurseries, LLC, Pro-Tek Irrigation	(#,^)	8712 60th Tr South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/27/2029	146.7	146.7	149.4	0.04%
K&S Hardware LLC dba Gopher Ace	(#,^)	1865 Wayzata Blvd, Long Lake, MN 55356	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	12/27/2029	49.2	49.2	51.8	0.01%
Mankamana Holdings, LLc dba Perfect Brow Art, Mankamana Holdings, LLC	(#,^)	7302 Kirby Ave, Lubbock, TX 79424	Gasoline Stations	Term Loan	Prime plus	2.75%	12/27/2029	108.3	108.3	112.8	0.03%
Irony LLC dba Mulberry’s Garment Care	(#,^)	2579 Fairview Ave North, Roseville, MN 55113	Personal and Laundry Services	Term Loan	Prime plus	2.75%	12/27/2029	887.0	887.0	889.8	0.23%
313 Air Duck LLC dba Jouny Cleaning Services, M & J Restoration Emerge	(#,^)	25150 W Warren Ave., Dearborn Heights, MI 48127	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/27/2029	127.6	127.6	131.0	0.03%
313 Air Duct LLC Dba Jouny Cleaning Services, M & J Restoration Emerge	(#,^)	25150 W Warren Ave., Dearborn Heights, MI 48127	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/27/2044	213.4	213.4	241.0	0.06%
American Landscaping Company and Ground Effects Landscaping, LLC	(#,^)	6151 A St, Anchorage, AK 99518	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/27/2044	613.8	613.8	693.0	0.18%
Icebox Cafe L.C. and Icebox Pantry, LLC	(#,^)	219 NE 3rd St, Hallendale Beach, FL 33009	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/26/2030	376.5	376.5	384.6	0.10%
Bhatti LLC 2, Bhatti LLC	(#,^)	1451 Coral Ridge Ave, Coralville, IA 52241	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/26/2029	88.9	88.9	89.8	0.02%
Ink! Coffee Company	(#,^)	2851 Larimer St, Denver, CO 80205	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/24/2029	435.8	435.8	436.0	0.11%
Richwood Enterprises, LLC, Richwood Transport LLC, Richwood Transport	(#,^)	2564 Branch St, Middleton, WI 53562	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	12/24/2029	183.4	183.4	191.3	0.05%
Synergistic-Designs, LLC	(#,^)	493 Wilson Mill Rd, New Wilmington, PA 16142	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/24/2029	5.9	5.9	5.9	—%
512 E 11th Street LLC and Big Brand Management Ltd. Co.	(#,^)	512 E 11th St, Houston, TX 77008	Real Estate	Term Loan	Prime plus	2.75%	12/23/2044	317.4	317.4	358.4	0.09%
Aitheras Aviation Group, LLC and International Aviation Sales, Ltd.	(#,^)	2301 N Marginal Rd, Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus	2.75%	12/23/2029	386.3	386.3	393.3	0.10%
The Lamkin Group LLC and National Championship Enterprises LLC	(#,^)	901 Lily Creek Rd, Ste 102, Louisville, KY 40243	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/23/2029	525.7	525.7	526.2	0.13%
La Tradicion Cubana Inc	(#)	9357 S.W. 40th St, Miami, FL 33165	Miscellaneous Store Retailers	Term Loan	Prime plus	6.5%	12/20/2029	10.3	10.3	11.4	—%
Freedom Enterprises, Inc - New RE company to be formed	(#,^)	2431 14th Ave SE, Watertown, SD 57201	Truck Transportation	Term Loan	Prime plus	2.75%	12/20/2044	190.9	190.9	215.5	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Freedom Enterprises, Inc	(#,^)	2431 14th Ave SE, Watertown, SD 57201	Truck Transportation	Term Loan	Prime plus	2.75%	12/20/2029	254.8	254.8	258.6	0.07%
Macon Arts Center LLC	(#,^)	4570 Pio Nono Ave, Macon, GA 31206	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	12/20/2044	617.8	617.8	697.5	0.18%
ACC International LLC	(#,^)	200 N Furnace St, Birdsboro, PA 19508	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/20/2044	306.1	306.1	345.6	0.09%
Chris Farley DVM PA. dba Farley Veterinary Clinic	(#,^)	6487 Taft St, Hollywood, FL 33024	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/20/2029	10.6	10.6	11.4	—%
Kuros, LLC	(#,^)	21221 Baron Lake Dr, Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus	2.75%	12/19/2044	377.9	377.9	426.6	0.11%
Kuros, LLC	(#,^)	21221 Baron Lake Dr, Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus	2.75%	11/19/2045	82.6	82.6	93.2	0.02%
Nebulos, LLC	(#,^)	5428 Twilight Way, Parker, CO 80134	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/19/2029	51.4	51.4	53.3	0.01%
United Capital Group LLC	(#,^)	23022 La Cadena Dr, Laguna Hills, CA 92653	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/19/2029	253.6	253.6	258.5	0.07%
Premier Gaming Solutions Inc	(#,^)	17 South Grand Ave, Pasadena, CA 91105	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/18/2029	8.9	8.9	9.5	—%
HADD Corp	(#)	364 Rugby Rd, Cedarhurst, NY 11516	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	12/17/2029	10.2	10.2	11.4	—%
J and K Project Management Consultants dba A. C. T. Construction	(#,^)	350 Mc Donnell St, Lewisville, TX 75057	Construction of Buildings	Term Loan	Prime plus	2.75%	12/16/2029	163.6	163.6	175.0	0.04%
J and K Project Management Consultants LLC	(#,^)	350 Mc Donnell St, Lewisville, TX 75057	Construction of Buildings	Term Loan	Prime plus	2.75%	12/16/2044	297.4	297.4	335.8	0.09%
The Crane Guys, LLC	(#,^)	14480 Alondra Blvd, La Mirada, CA 90638	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/13/2029	1,072.7	1,072.7	1,102.1	0.28%
Jen Macias LLC dba Duende	(#,^)	2301 NW Thurman St, Portland, OR 97210	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/13/2029	6.4	6.4	6.4	—%
Nulane Entertainment LLC	(#,^)	4100 W. Alameda Ave # 300, Burbank, CA 91505	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/13/2029	5.8	5.8	5.8	—%
The Floor Covering Warehouse, Inc	(#,^)	112 Orchard St, Stamford, CT 06902	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	12/13/2044	227.8	227.8	257.2	0.07%
Essex Indoor Golf Center LLC	(#,^)	23 Saybrook Rd, Essex, CT 06426	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/13/2029	62.0	62.0	63.8	0.02%
Dr Steven J Seidel	(#,^)	42 Campeau Pl, Bergenfield, NJ 07621	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/13/2029	64.0	64.0	64.1	0.02%
Abylex, Inc and Worpex LLC	(#,^)	7473 Reese Rd #2, Sacramento, CA 95828	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/12/2044	90.5	90.5	101.6	0.03%
Stockton TRI Industries, LLC	(#,^)	2141 E Anderson St, Stockton, CA 95205	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	12/12/2044	1,051.4	1,051.4	1,187.0	0.30%
Joyner5, Inc.dba British Swim School	(#,^)	3986 Hope Valley, Wake Forest, NC 27587	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/12/2029	17.7	17.7	17.7	—%
Vaughn Chiropractic, PLLC dba Catalyst Chiropractic and Rehab	(#,^)	10904 Baltimore St NE, Blaine, MN 55449	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/11/2029	32.7	32.7	32.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

CCD Construction Services LLC dba Clearwater Outdoor Design, CCD Exca	(#,^)	175 W Borgfeld Dr, San Antonio, TX 78260	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/11/2044	106.8	106.8	120.5	0.03%
Helping Hands Group Daycare dba Dawn to Dusk Learning and Child Care L	(#,^)	10 Tremont Rd, Tremont, PA 17981	Social Assistance	Term Loan	Prime plus	2.75%	12/10/2044	37.0	37.0	41.8	0.01%
SLCP Transport, LLC dba Aamco	(#,^)	1407 Lomaland Dr, El Paso, TX 79935	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/10/2029	49.2	49.2	51.1	0.01%
Ciel Du Mel LLC dba Lala's Creamery	(#,^)	134 Petaluma Blvd North, Petalumaca, CA 94952	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/10/2029	13.0	13.0	13.2	—%
Elita 7, LLC and Behavioral Nutrition Inc.	(#,^)	16 Marble St, Worchester, MA 01603	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	12/9/2029	255.8	255.8	266.9	0.07%
Eagle Eye Truck Lines LLC and Eagle Eye Logistics LLC	(#,^)	560 56th St SW, Grand Rapids, MI 49548	Truck Transportation	Term Loan	Prime plus	2.75%	12/6/2029	866.2	866.2	872.1	0.22%
Natalie Enterprise Inc	(#,^)	2500 Grand Ave, Billings, MT 59102	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/6/2029	16.0	16.0	17.1	—%
Glen Lamb dba Lambs Tree And Plant Health Care	(#,^)	413 Pond Meadow Rd, Westbrook, CT 06498	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/6/2029	14.8	14.8	15.2	—%
Wolf Pack, LLC	(#,^)	939 South 25th East, Ste. 115, Ammon, ID 83406	Management of Companies and Enterprises	Term Loan	Prime plus	2.75%	3/6/2030	180.3	180.3	184.1	0.05%
Mazhar Family, Inc dba Edible Arrangements	(#,^)	601 Portion Rd, Store #17, Lake Ronkonkoma, NY 11779	Nonstore Retailers	Term Loan	Prime plus	2.75%	12/6/2029	53.1	53.1	53.4	0.01%
The Stout Group LLC	(#,^)	10850 NW 138th St, Hialeah Gardens, FL 33018	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	12/6/2029	184.4	184.4	188.9	0.05%
DB Talak LLC	(#,^)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/6/2044	151.5	151.5	171.0	0.04%
Bay Area Metal Fabricarion LLC	(#,^)	510 -512 Stone Rd, Benicia, CA 94510	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	12/6/2029	107.7	107.7	110.5	0.03%
Scott's Hardware, Inc., dba Medford Inc	(#)	200 Tuckerton Rd, Medford, NJ 08055	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	6.5%	12/6/2029	10.2	10.2	11.4	—%
Standard Capital Corp	(#)	2349 Wessington Dr, Virginia Beach, VA 23456	Insurance Carriers and Related Activities	Term Loan	Prime plus	6.5%	12/5/2029	10.3	10.3	11.5	—%
Clearwater Engineering Inc	(#,^)	301 N River St, Derby, KS 67037	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	12/5/2029	472.5	472.5	484.4	0.12%
Used Tire Express 1, Corp	(#,^)	437 N. Battlefield, Chesapeake, VA 23320	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	12/5/2029	67.9	67.9	69.1	0.02%
Hook Line and Schooner Vinings LLC	(#,^)	400 West Village Way #3009, Smyrna, GA 30008	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/4/2029	15.0	15.0	15.5	—%
Mega Sales Detergent Distributor, LLC	(#,^)	1 Ackerman Ave, Clifton, NJ 07011	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	11/29/2029	39.0	39.0	39.0	0.01%
Alice's Tea Cup, ATC !! LLC and ATC 111, LLC	(#,^)	102 W 73rd St, New York, NY 10023	Food Manufacturing	Term Loan	Prime plus	2.75%	11/27/2029	230.1	230.1	231.5	0.06%
American Bio Source, LLC dba Dieselgreen Fuels	(#,^)	2522 N Hwy 287, Decatur, TX 76234	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	11/27/2029	38.5	38.5	41.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Loading Arms Plus Inc	(#,^)	5401 Mitchelldale St, Ste B4, Houston, TX 77092	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/27/2029	61.9	61.9	62.3	0.02%
Behind the Scenes Chicago, LLC dba Paramount Events	(#,^)	2744 W. Roscoe St, Chicago, IL 60618	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/27/2029	269.9	269.9	277.2	0.07%
Kanti Group Inc, Marina 84 Sport Bar & Grill LLC and Pub 52 Sports	(#,^)	2440 Wesr State Rd 84, Fort Lauderdale, FL 33312	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/27/2029	135.8	135.8	136.5	0.03%
Roots'n Shoots, LLC	(#,^)	86 Boston Rd, Chelmsford, MA 01824	Administrative and Support Services	Term Loan	Prime plus	2.75%	11/27/2029	8.3	8.3	8.3	—%
Ultra Flow Dispense, LLC	(#,^)	820 Prospect Hill Rd, Windsor, CT 06095	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	11/26/2029	86.7	86.7	87.0	0.02%
Ford Custom Renovation LLC	(#,^)	405 Broadway St, Muncy, PA 17756	Construction of Buildings	Term Loan	Prime plus	2.75%	11/26/2029	6.4	6.4	6.4	—%
Fullmer's Landscaping, Inc.	(#,^)	9547 W Third St, Dayton, OH 45417	Administrative and Support Services	Term Loan	Prime plus	2.75%	11/26/2029	149.0	149.0	151.6	0.04%
Hurricane Group, Inc.dba Crate Club Group	(#,^)	1357 Ashford Ave Ste 429, San Juan, PR 09070	Other Information Services	Term Loan	Prime plus	2.75%	11/25/2029	43.4	43.4	43.4	0.01%
B.S Carrier LLC and United Truck & Trailer Repair LLC	(#,^)	3716 Garman Rd, Salem, VA 24153	Truck Transportation	Term Loan	Prime plus	2.75%	11/25/2029	189.3	189.3	199.2	0.05%
Place Vendome Holding Co Inc.dba R&F Marketing	(#,^)	610 East Main St, Swainsboro, GA 30401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	11/22/2029	187.8	187.8	194.9	0.05%
Peanut Butter & Co Inc	(#,^)	119 West 57th St, Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	11/22/2029	146.7	146.7	146.7	0.04%
Place Vendome Holding Co. Inc.dba R&F Marketing	(#,^)	308 Glenwood Rd, Swainsboro, GA 30401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	11/22/2044	415.2	415.2	468.7	0.12%
Best Choice Meats, Inc,	(#,^)	12646 S Springfield Ave, Alsip, IL 60803	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	11/22/2044	1,274.5	1,274.5	1,438.9	0.37%
ZUMI LLC dba Allstate Insurance	(#,^)	1537 W 79th St, Chicago, IL 60620	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	11/22/2029	9.4	9.4	10.0	—%
S&C Cookies, Inc	(#,^)	1969 Jericho Turnpike, East Northport, NY 11731	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	11/22/2029	43.9	43.9	44.0	0.01%
Cum Laude Enterprises, LLC	(#,^)	19100 GlenWest Dr Apt # 417, Friendswood, TX 77546	Nonstore Retailers	Term Loan	Prime plus	2.75%	11/22/2029	15.0	15.0	15.6	—%
A&N Design Studios Inc dba Door3 Business Application	(#,^)	370 Lexington Ave Ste 1806, Manhattan, NY 10007	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/22/2029	70.3	70.3	72.4	0.02%
Coral Springs Family Wellness LLC	(#,^)	2902 North University Dr, Coral Springs, FL 33065	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/21/2030	100.1	100.1	100.6	0.03%
Cobb Roofing LLC	(#,^)	8101 NW 10th St, Oklahoma City, OK 73127	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	11/21/2029	45.3	45.3	45.4	0.01%
The Rollin' Trapp LLC	(#,^)	1731 Prevatt Rd, Dothan, AL 36301	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/21/2029	6.7	6.7	6.9	—%
Weeping Willow Kennel Inc	(#,^)	6041 Hammond School Rd, Salisbury, MD 21804	Personal and Laundry Services	Term Loan	Prime plus	2.75%	11/21/2029	3.5	3.5	3.8	—%
Cable Management LLC	(#,^)	290 Pratt St, Meriden, CT 06450	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	11/20/2029	107.4	107.4	109.8	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

AD Learning Group, LLC dba The Learning Experience & AD Learning NH LL	(#,^)	181 Shunpike Rd, Cromwell, CT 06416	Social Assistance	Term Loan	Prime plus	2.75%	11/18/2029	107.2	107.2	107.2	0.03%
Ryan & Selena LLC dba Head of the Class Learning Center	(#,^)	1836 Kathleen Rd, Lakeland, FL 33805	Social Assistance	Term Loan	Prime plus	2.75%	11/18/2044	422.3	422.3	476.8	0.12%
SSH Princeton LLC dba Stumpy's Hatchet House of Princeton	(#,^)	745 Alexander Rd, Ste 1-3, Princeton, NJ 08540	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/15/2030	34.9	34.9	35.0	0.01%
MToxins Venom Lab LLC	(#,^)	717 Oregon St, Oshkosh, WI 54902	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/15/2044	96.0	96.0	108.3	0.03%
Champions Of Diversity Media Inc dba Champions of Diversity: Politics	(#,^)	5100 Transamerica Dr, Columbus, OH 43228	Administrative and Support Services	Term Loan	Prime plus	2.75%	11/15/2044	68.9	68.9	77.8	0.02%
Lindsley Excavating LLC	(#,^)	92 Town Line Rd, Fulton, NY 13069	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	11/15/2029	150.3	150.3	157.2	0.04%
Sean McNamara	(#)	5639 Wood Ln, Allentown, PA 18106	Nonstore Retailers	Term Loan	Prime plus	6.5%	11/14/2029	10.1	10.1	11.3	—%
Winning Sales Plan Inc	(#,^)	17811 Fairhaven Gateway, Cypress, TX 77433	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/14/2029	39.0	39.0	41.8	0.01%
The Pinnacle Development Group Inc dba The Goddard School	(#)	105 Springside Dr, Akron, OH 44333	Social Assistance	Term Loan	Prime plus	6.5%	11/14/2029	10.1	10.1	11.3	—%
James Richard Farkas Jr. dba Lil Black Bear Inn	(#,^)	8072 State Rd 46 East, Nashville, TN 47448	Accommodation	Term Loan	Prime plus	2.75%	11/12/2044	103.5	103.5	116.9	0.03%
Adrienne's Gourmet Foods, Imagine Baking, Inc	(#,^)	1034 Hancock St, Sandusky, OH 44870	Food Manufacturing	Term Loan	Prime plus	2.75%	11/12/2029	413.3	413.3	436.5	0.11%
NJ Floats, Inc	(#,^)	327 Rte 202/206, Bedminster Township, NJ 07921	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	6/12/2046	274.0	274.0	309.3	0.08%
Steven French dba French Woodworking	(#,^)	1101 Horizon Dr Ste 101, Fairfield, CA 94533	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	11/12/2044	59.2	59.2	66.9	0.02%
Adrienne's Gourmet Foods, Imagine Baking Inc	(#,^)	1034 Hancock St, Sandusky, OH 44870	Food Manufacturing	Term Loan	Prime plus	2.75%	11/12/2044	385.0	385.0	434.7	0.11%
Two Roses Salon 1, Inc.dba National Fluid Power Institute and NFPI	(#,^)	908 S Jefferson St, Amarillo, TX 79101	Educational Services	Term Loan	Prime plus	2.75%	11/12/2029	300.2	300.2	309.6	0.08%
Ameen Enterprises, LLC dba Bargain Town	(#,^)	1111 E Washington St, Stephenville, TX 76401	Gasoline Stations	Term Loan	Prime plus	2.75%	11/12/2029	97.6	97.6	104.4	0.03%
HH Wireless Connect LLC	(#,^)	48267 Deer Trail Dr, Canton, MI 48187	Electronics and Appliance Stores	Term Loan	Prime plus	2.75%	11/12/2029	6.4	6.4	6.4	—%
East River Plumbing, LLC	(#,^)	997 E River Loop, Priest River, ID 83856	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	11/8/2044	47.4	47.4	53.5	0.01%
Integrated Vascular Services LLC	(#,^)	1452 Franklin Ave, Salem, OR 44460	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	11/8/2029	61.6	61.6	61.8	0.02%
Link Recreational, Inc	(#,^)	304 Business Hwy 53, Minong, WI 54859	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	11/7/2044	373.2	373.2	421.3	0.11%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Link Recreational, Inc	(#,^)	304 Business Hwy 53, Minong, WI 54859	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	11/7/2029	606.4	606.4	610.7	0.16%
Guru Kirpa, Inc	(#,^)	3006 New Castle Ave, New Castle, DE 19720	Gasoline Stations	Term Loan	Prime plus	2.75%	10/31/2044	185.0	185.0	208.9	0.05%
Maine Service Corp	(#,^)	59-24 55th St, Maspeth, NY 11378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	10/31/2029	96.7	96.7	103.5	0.03%
Mariscos El Oceano, Inc.	(#,^)	5960 S Archer Ave, Chicago, IL 60638	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/31/2044	119.7	119.7	135.1	0.03%
MJ Group, Inc	(#,^)	26691 Loma Verde, Mission Viejo, CA 92691	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/31/2029	16.4	16.4	16.5	—%
D & H Construction Services, Inc.	(#,^)	711 Hospital St, Richmond, VA 23219	Construction of Buildings	Term Loan	Prime plus	2.75%	10/31/2029	108.4	108.4	110.3	0.03%
Sunburst Trout Farm, LLC	(#,^)	314 Industrial Park Dr, Waynesville, NC 28786	Fishing, Hunting and Trapping	Term Loan	Prime plus	2.75%	10/31/2029	52.2	52.2	55.9	0.01%
Automotive Standard, LLC	(#,^)	4028 Coldwater Rd, Fort Wayne, IN 46805	Repair and Maintenance	Term Loan	Prime plus	2.75%	10/31/2044	130.3	130.3	147.1	0.04%
Automotive Solutions, LLC	(#,^)	1910 W. Dupont Rd, Fort Wayne, IN 46818	Repair and Maintenance	Term Loan	Prime plus	2.75%	10/31/2044	281.8	281.8	318.2	0.08%
C&P Trading and Sales Inc	(#,^)	950 Peninsula Corporate Cir Ste 3016, Boca Raton, FL 33487	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	10/31/2029	193.4	193.4	193.6	0.05%
The Committed Pig LLC	(#,^)	28 West Park Pl, Morristown, NJ 07090	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/31/2029	230.7	230.7	246.7	0.06%
Fave Realty, Inc.	(#,^)	217-84 Hempstead Ave, Jamaica, NY 11429	Real Estate	Term Loan	Prime plus	2.75%	10/31/2044	110.7	110.7	125.0	0.03%
Sunburst Trout Farm, LLC	(#,^)	314 Industrial Park Dr, Waynesville, NC 28786	Fishing, Hunting and Trapping	Term Loan	Prime plus	2.75%	10/31/2044	220.1	220.1	248.5	0.06%
Blue Agave & Brothers, LLC dba Blue Apachie Mexican Restaurant and Blu	(#,^)	905 Savoy Rd, Youngsville, LA 70592	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/30/2029	56.4	56.4	56.9	0.01%
BGB Leasing Inc and BGB Leasing Co.	(#,^)	50 Industrial Park Rd, Princeton, KY 42445	Truck Transportation	Term Loan	Prime plus	2.75%	10/30/2029	913.6	913.6	940.7	0.24%
Lightning Strike Distributing, LLC dba Jedidiah's Jerky & Gournet Snac	(#,^)	9912 Arizona Dr, Mohave Valley, AZ 86440	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	10/30/2029	50.3	50.3	50.7	0.01%
BGB Leasing Co.	(#,^)	50 Industrial Park Rd, Princeton, KY 42445	Truck Transportation	Term Loan	Prime plus	2.75%	10/30/2044	85.2	85.2	96.2	0.02%
Paul Wintner dba P & R Props	(#,^)	23901 Calabasas Rd, Calabasas, CA 91302	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	10/30/2029	43.5	43.5	43.6	0.01%
Plastic Depot, Inc	(#,^)	363 East Alondra Blvd, Gardena, CA 90248	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	10/30/2029	122.5	122.5	122.6	0.03%
Marnon Vending LLC dba Naturals 2 Go San Antonio	(#,^)	6713 Biscay Hbr, San Antonio, TX 78249	Nonstore Retailers	Term Loan	Prime plus	2.75%	10/28/2029	6.1	6.1	6.4	—%
OWL Inc,	(#,^)	5300 S Orange Blossom Trail, Orlando, FL 32839	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	10/28/2029	164.5	164.5	164.6	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Corple Enterprises, Inc	(#,^)	17887 US-380, Ponder, TX 76259	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	10/28/2029	129.7	129.7	137.6	0.04%
Perisseia Physicians LLC	(#,^)	1644 Lebanon Rd, Lawrenceville, GA 30043	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	10/28/2044	378.6	378.6	427.4	0.11%
Diamond Solutions LLC	(#,^)	7845 East Evans Rd . Ste A, Scottsdale, AZ 85260	Machinery Manufacturing	Term Loan	Prime plus	2.75%	10/25/2029	9.9	9.9	9.9	—%
Landmark Ventures USA, Inc	(#,^)	475 Park Ave S, 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus	2.75%	10/25/2029	81.3	81.3	81.3	0.02%
Jbang LLC, WM Bang LLC, Bang Investments LLC	(#,^)	125 Westchester Ave, White Plains, NY 10601	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/25/2029	54.1	54.1	57.8	0.01%
Four Ace Electrical Services Corporation	(#,^)	3723 Far Niente Way, Sacramento, CA 95834	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/25/2029	9.3	9.3	9.3	—%
Fimac Inc dba American Educational Services	(#,^)	26300 La Alameda, Ste 200, Mission Viejo, CA 92691	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/23/2029	17.4	17.4	17.5	—%
James Clark and Company, Inc.	(#)	8885 Haven Ave, Ste 120, Rancho Cucamonga, CA 91730	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	10/22/2029	10.0	10.0	11.2	—%
Todd's Car Wash, LLC	(#,^)	5505 Johnston St, Lafayette, LA 70506	Repair and Maintenance	Term Loan	Prime plus	2.75%	10/18/2044	325.7	325.7	367.8	0.09%
Roughcut LLC	(#,^)	41540 National Rd, Belmont, OH 43718	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/17/2029	367.4	367.4	393.0	0.10%
UNIQUE PAVER INSTALLATIONS, INC.	(#,^)	4930 Mars Hill Rd, Bogart, GA 30622	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/17/2029	17.7	17.7	18.1	—%
Pine Mountain Residential LLC	(#)	10240 Cosmopolitan Cir, Parker, CO 80134	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	10/16/2029	10.0	10.0	11.2	—%
S&D Beauty Spa Inc dba Elite Nails, dba Bella's Nails &dba Onyx Nail b	(#,^)	5604 Slide Rd, Lubbock, TX 79414	Personal and Laundry Services	Term Loan	Prime plus	2.75%	10/11/2029	132.0	132.0	133.0	0.03%
Glenda D Brewer dba Bargain Store	(#)	107 Tabernacle Church Rd, Candor, NC 27229	General Merchandise Stores	Term Loan	Prime plus	6.5%	10/11/2029	10.0	10.0	11.2	—%
Q2 Ventures, LLC	(#,^)	2805 W Arimo Rd, Arimo, ID 83214	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	10/8/2029	137.4	137.4	146.4	0.04%
Paketo LLC dba West Loop UPS Store	(#,^)	623 W Lake St, Chicago, IL 60661	Couriers and Messengers	Term Loan	Prime plus	2.75%	10/4/2029	12.8	12.8	12.9	—%
Joseph P Fusco DDS PC	(#,^)	77 N Centre Ave, Rockville Centre, NY 11570	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/30/2029	50.8	50.8	50.9	0.01%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St, Gainsville, FL 32605	Social Assistance	Term Loan	Prime plus	2.75%	9/30/2029	158.0	158.0	158.3	0.04%
Heart and Vascular Associates of Tampa, LLC	(#,^)	17 David Blvd, Tampa, FL 33606	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/30/2044	732.0	732.0	826.4	0.21%
Atlantic Pacific Hospitality Solutions Inc dba North Beach Bistro	(#,^)	725 Atlantic Blvd, Atlantic Beach, FL 32233	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/30/2029	6.5	6.5	6.5	—%
Meldi Maa, Inc dba The River Complex	(#,^)	74 S Main St, Woonsocket, RI 02895	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/30/2044	406.9	406.9	459.3	0.12%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

In Power Motors, LLC, In-Power Motors II LLC, In-Power Motors III LLC	(#,^)	2301 W. Buckeye Rd, Phoenix, AZ 85009	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	9/30/2044	590.5	590.5	666.7	0.17%
AV Strategy, Inc	(#,^)	9468 American Eagle Way Ste 100, Orlando, FL 32837	Rental and Leasing Services	Term Loan	Prime plus	2.75%	9/30/2029	216.1	216.1	222.4	0.06%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St, Gainesville, FL 32605	Social Assistance	Term Loan	Prime plus	2.75%	9/30/2044	177.3	177.3	200.1	0.05%
Stiegelbauer Associates Inc.	(#,^)	63 Flushing Ave Unit 342, Brooklyn, NY 11205	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/27/2029	153.4	153.4	153.3	0.04%
Zmetra Clearspan Structures LLC	(#,^)	2 Old Worcester Rd, Webster, MA 01571	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	9/27/2044	413.9	413.9	467.3	0.12%
Cherry and Candlewood Inc dba Aamco	(#,^)	3029 South St, Long beach, CA 90805	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/27/2044	409.9	409.9	462.8	0.12%
Aztec Machine & Repair Inc, Cranrd & Material	(#,^)	1715 N 1st St, Bloomfield, NM 87413	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/27/2044	673.2	673.2	760.0	0.19%
Double H Services, LLC, C&T Oil Field Services, LLC and Brian S. Holma	(#,^)	3721 North 162nd St, Garber, OK 73701	Support Activities for Mining	Term Loan	Prime plus	2.75%	9/27/2029	880.1	880.1	903.2	0.23%
Zima Dining Inc. dba Country Kitchen	(#,^)	1497 N Mt. Vernon Ave, Colton, CA 92324	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/27/2029	48.3	48.3	51.6	0.01%
Wagner & Sons Inc	(#,^)	22365 Alydar Dr, Lexington Park, MO 20653	Nonstore Retailers	Term Loan	Prime plus	2.75%	9/27/2029	14.4	14.4	14.4	—%
Hoagie Barmichaels Inc	(#,^)	1101 River Rd, New Windsor, NY 12553	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/27/2044	107.7	107.7	121.5	0.03%
Titan Laser Screed Concrete Services, LLC	(#,^)	8908 Wildlife Ln, Sanford, FL 32771	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/27/2029	38.3	38.3	38.8	0.01%
Adam's Construction & General Contracting LLC	(#,^)	7808 N Custer Rd, Freesoil, MI 49411	Construction of Buildings	Term Loan	Prime plus	2.75%	9/26/2029	55.8	55.8	56.7	0.01%
Santa Fe Flooring LLC	(#,^)	3711 Paseo Del Norte NE, Albuquerque, NM 87113	Furniture and Related Product Manufacturing	Term Loan	Prime plus	2.75%	9/26/2029	386.4	386.4	392.1	0.10%
Anderson's Outdoor Adventures, LLC	(#,^)	4060 SW County Rd 232, Bell, FL 32619	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/25/2029	17.2	17.2	18.4	—%
Byler, Wolfe, Lutsch and Kampfer CPAs, Inc	(#,^)	360 East State St, Salem, OH 44460	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/25/2044	47.8	47.8	54.0	0.01%
Flamingo Bowl, Inc	(#,^)	3301 N 23rd St, McAllen, TX 78501	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/24/2029	169.3	169.3	174.3	0.04%
Unified Utility Services LLC	(#,^)	206 Frankie Ln, Ladson, SC 29456	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	9/20/2044	149.3	149.3	168.5	0.04%
Standard Real Estate Services LLC	(#)	500 West Silver Spring Dr, Ste K 200,, Glendale, WI 53217	Real Estate	Term Loan	Prime plus	6.5%	9/19/2029	10.0	10.0	11.1	—%
Host Marketing, LLC	(#)	206 Bell Ln, Ste B, West Monroe, LA 71291	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	9/18/2029	10.0	10.0	11.1	—%
Payne's Enviromental Service, LLC dba Bamaco	(#,^)	5617 Causeway Blvd, Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/18/2044	493.7	493.7	557.4	0.14%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Win Health Institute, LLC	(#,^)	711 E Valley Rd, Basalt, CO 81621	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/17/2029	5.8	5.8	5.8	—%
Vancole Investments, Inc. dba Smoothie King #913 &;Dream Developmenf G	(#,^)	876 Virginia Ave, Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/17/2029	9.2	9.2	9.2	—%
Natalie Hart LLC dba Lady of Luxury &dba Country Sugar Events, dba Que	(#,^)	1702 Fawn Gate St, San Antonio, TX 78248	Personal and Laundry Services	Term Loan	Prime plus	2.75%	12/17/2029	48.2	48.2	49.9	0.01%
Bay Bowl Inc dba Shasta Lanes	(#,^)	11093 Black Marble Way, Redding, CA 96003	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/13/2044	507.9	507.9	573.4	0.15%
The Steel Method LLC dba Sneeze It	(#,^)	250 Passaic Ave Ste 200, Fairfield, NJ 07004	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/12/2029	129.4	129.4	129.4	0.03%
ACSS CPA, LLC	(#,^)	1016 S Texas Blvd, Weslaco, TX 78599	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/12/2044	37.8	37.8	42.6	0.01%
Oak Park Social LLC	(#,^)	14691 W 11 Mile Rd, Oak Park, MI 48237	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/12/2045	127.1	127.1	143.4	0.04%
Covert Recordings LLC	(#,^)	31-65 138th St Apartment 3K, Flushing, NY 11354	Rental and Leasing Services	Term Loan	Prime plus	2.75%	9/11/2029	9.1	9.1	9.7	—%
Miami Squeeze Inc dba Miami Squeeze, LLC	(#,^)	18315 W. Dixie Hwy, North Miami Beach, FL 33160	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/11/2029	88.6	88.6	90.7	0.02%
Body on Cue Health and Fitness LLC	(#,^)	129 A Orpha Dr, Middlebury, IN 46840	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/6/2029	34.5	34.5	34.7	0.01%
Philly Games Inc.dba Queen & Rock Game Cafe	(#,^)	607-609 S 2nd St, Philadelphia, PA 19147	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/5/2029	47.8	47.8	47.8	0.01%
Eco Electric LLC	(#,^)	5380 Cameron St, Las Vegas, NV 89118	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/5/2029	50.1	50.1	50.0	0.01%
No Push Backs, LLC	(#)	5405 Neshaminy Blvd, Bensalem, PA 19020	Personal and Laundry Services	Term Loan	Prime plus	6.5%	8/30/2029	9.5	9.5	10.6	—%
Dog House Sportfishing Charters Inc	(#)	83413 Overseas Hwy, Islamorada, FL 33036	Scenic and Sightseeing Transportation	Term Loan	Prime plus	6.5%	8/30/2029	9.9	9.9	11.0	—%
Esquire Mini Mart LLC & Morgan Store Building LLC	(#,^)	12595 S Somerton Ave, Yuma, AZ 85365	Food and Beverage Stores	Term Loan	Prime plus	2.75%	8/29/2029	39.0	39.0	40.8	0.01%
Groton Bowling Center and Entertainment Inc	(#,^)	27 Kings Hwy, Groton, CT 06340	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	8/29/2044	928.8	928.8	1,048.6	0.27%
Crown Heights Bunch O Bagels & More Inc & 361 Bagel Holding LLC	(#,^)	361 Troy Ave, Brooklyn, NY 11213	Food and Beverage Stores	Term Loan	Prime plus	2.75%	8/29/2029	29.9	29.9	31.9	0.01%
Double Scoop Ice Cream, LLC	(#,^)	2970 Stonecrest Pass, Lithonia, GA 30038	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/29/2044	91.3	91.3	103.1	0.03%
3C Consumer Network & Designs LLC	(#,^)	7676 Hillmont St, Ste 109, Houston, TX 77040	Real Estate	Term Loan	Prime plus	2.75%	8/29/2029	11.4	11.4	11.6	—%
HRS2, LLC	(#,^)	5410 Pipers Creek Court, Sugar Land, TX 77479	Nonstore Retailers	Term Loan	Prime plus	2.75%	8/28/2029	176.0	176.0	185.5	0.05%
DB Talak LLC	(#,^)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/28/2029	72.1	72.1	76.9	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Khari E. J. Myers dba Khari Imagery & 190 Minerva LLC	(#,^)	190 Minerva St, Tonawanda, NY 14150	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/28/2044	56.7	56.7	64.0	0.02%
Linsey Schwertdfeger,, Inc.	(#,^)	740 Dennery Rd, San Diego, CA 92154	Repair and Maintenance	Term Loan	Prime plus	2.75%	8/28/2029	53.9	53.9	54.2	0.01%
Maryland Urgent Care, Inc.	(#,^)	9831 Greenbelt Rd Ste 208 (Unit H-2), Lanham, MD 20706	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/27/2044	43.5	43.5	49.1	0.01%
Crystal S. Prado dba Crystal Clear Accounting	(#)	34099 Tuscan Creek Way, Temecula, CA 92592	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	8/26/2029	2.5	2.5	2.8	—%
ADA Internacional Inc	(#,^)	10891 La Reina Rd, Ste 100, Delray Beach, FL 33446	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	8/26/2029	17.1	17.1	17.1	—%
Elite Motors LLC	(#,^)	1046-1050 Orange Ave, West Haven, CT 06516	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	8/23/2029	73.2	73.2	78.1	0.02%
SRJ construction Corp	(#,^)	8358 W Oakland Park Blvd. #203E, Sunrise, FL 33351	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/23/2029	8.6	8.6	8.6	—%
MS Integrated Psychotherapy & Counseling, LLC	(#,^)	1157 Main St, Clifton, NJ 07011	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/22/2029	56.4	56.4	58.2	0.01%
The Roux Southern Kitchen, LLC	(#,^)	252 FM 3162, Sandia, TX 78383	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/22/2029	13.8	13.8	14.2	—%
Metro R Services Inc. and Metal & Roof Supplies, Inc.	(#,^)	20 Universal Pl, Carlstadt, NJ 07072	Repair and Maintenance	Term Loan	Prime plus	2.75%	8/21/2029	147.3	147.3	154.1	0.04%
Auto Unique LLC	(#,^)	305 W Main St, Mayo, FL 32066	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	8/20/2044	11.6	11.6	13.1	—%
William Martinez dba Bad Ass Coffee of Hawaii	(#,^)	14101 Main St, Ste 4101, Hesperia, CA 92345	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/20/2029	17.6	17.6	17.8	—%
Signature Rooms, Inc.	(#,^)	2066 Rte 112, Medford, NY 11763	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	8/19/2029	128.3	128.3	136.9	0.03%
American Healthy Vending, Inc	(#,^)	5420 NW 161 St, Palmetto Lakes, FL 33014	Nonstore Retailers	Term Loan	Prime plus	2.75%	8/15/2029	80.8	80.8	82.5	0.02%
Accent Home Services LLC dba Benjamin Franklin Plumbing of Kansas City	(#,^)	7748 Troost Ave, Kansas City, MO 64131	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/15/2029	77.9	77.9	81.3	0.02%
Accelerate Educational Solutions, LLC dba Tutor My Success	(#,^)	135 Clove Branch Rd, Hopewell Junction, NY 12533	Educational Services	Term Loan	Prime plus	2.75%	8/14/2029	13.1	13.1	13.7	—%
Ranson Excavating, Inc	(#,^)	8343 Kaula Dr, Fair Oaks, CA 95628	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/13/2029	11.0	11.0	11.0	—%
Love Playing LLC	(#,^)	2200 Eastridge Loop, San Jose, CA 95122	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/9/2030	139.0	139.0	138.7	0.04%
Elixir Enterprises, LLC dba Guilford Renee's	(#,^)	637 Boston Post Rd, Guilford, CT 06437	Food and Beverage Stores	Term Loan	Prime plus	2.75%	8/8/2029	15.0	15.0	15.0	—%
Accord Law, APC	(#,^)	82555 Grass Flat Ln, Indio, CA 92203	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/2/2029	5.7	5.7	5.7	—%
Genecco Produce, Inc. & Leo Genecco & Sons, Inc.	(#,^)	1850 Rochester Rd, Canadaigua, NY 14424	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	7/31/2029	602.5	602.5	628.4	0.16%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

St. Francis Home Health Inc	(#,^)	5246 SW 8th St 103B, Coral Gables, FL 33134	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	7/31/2029	56.5	56.5	56.4	0.01%
La Mount Group LLC	(#,^)	3111 Princeton Rd, Hamilton, OH 45011	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/31/2029	192.2	192.2	191.8	0.05%
Quick and Quality Services dba Bella Roma Pasta & Pizza & Farshad Fari	(#,^)	28940 Golden Lantern, Laguna Niguel, CA 92677	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/31/2029	8.6	8.6	8.8	—%
Gray Rock Quarry, LLC and William E Dailey III	(#,^)	54 West Milton Rd, Milton, VT 05468	Mining (except Oil and Gas)	Term Loan	Prime plus	2.75%	7/31/2044	424.7	424.7	434.9	0.11%
Billy Auto Inc	(#,^)	632 N Broadway, Amityville, NY 11701	Repair and Maintenance	Term Loan	Prime plus	2.75%	7/31/2044	306.2	306.2	345.7	0.09%
Canyon Lake Kids Academy, LLC	(#,^)	130 Charter Oak Dr, Canyon Lake, TX 78133	Social Assistance	Term Loan	Prime plus	2.75%	7/31/2044	92.6	92.6	104.5	0.03%
East Coast Flight Services, Inc and Aviation Consulting Enterprise, LL	(#,^)	27603 Parkway Rd, Easton, MD 21601	Air Transportation	Term Loan	Prime plus	2.75%	7/31/2029	412.5	412.5	420.3	0.11%
Dant A Sandras, D.D.S. LLC	(#,^)	13373 Hwy 3235, Larose, LA 70373	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	7/30/2029	190.9	190.9	192.4	0.05%
Aeromax Industries, Inc, HITM, Inc and TMCB LLC	(#,^)	9027 Canoga Ave, Canoga Park, CA 91301	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	7/30/2044	743.0	743.0	838.8	0.21%
Grad Street LLC	(#)	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Nonstore Retailers	Term Loan	Prime plus	6.5%	7/30/2029	5.7	5.7	6.3	—%
Micheal Birch and Tracy M. Pierce	(#,^)	E 2947 H-44, Traunik, MI 49891	Gasoline Stations	Term Loan	Prime plus	2.75%	7/29/2044	51.0	51.0	57.6	0.01%
Moore Chiropractic Center, P.A.	(#,^)	936 Roosevelt Trail Unit 1 & 2, Windham, ME 04062	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	7/26/2029	6.9	6.9	7.4	—%
Sou's LLC	(#,^)	739 NE MLK Blvd, Portland, OR 97221	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/26/2029	4.5	4.5	4.6	—%
Dan Dahlin Inc.	(#,^)	16465 MN-65, Ham Lake, MN 55304	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/26/2044	385.3	385.3	398.8	0.10%
Power Associates Inc.	(#,^)	2766 West Good CT, Boise, ID 83702	Real Estate	Term Loan	Prime plus	2.75%	7/26/2029	11.3	11.3	11.3	—%
Franklin Care Pharmacy Incorporated	(#,^)	520 N Franklintown Rd, Baltimore, MD 21223	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	7/25/2029	40.9	40.9	43.6	0.01%
A&W ALF, LLC dba A & W Assisted Living Facility	(#,^)	6600 Liberty Rd, Gwynn Oak, MD 21207	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	7/24/2044	94.0	94.0	106.2	0.03%
Hardrock Alpha Enterprises, LLC	(#,^)	5101 Stine Rd, Bakersfield, CA 93313	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/19/2029	11.9	11.9	12.0	—%
Lawrence Adeyemo & Co LLC	(#)	209-34 112 Ave, Queens Village, NY 11429	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	7/19/2029	7.9	7.9	8.7	—%
700 Services Inc.dba 700 Credit Repair	(#,^)	1201 N Goliad St, Rockwall, TX 75087	Credit Intermediation and Related Activities	Term Loan	Prime plus	2.75%	7/19/2029	5.6	5.6	5.6	—%
Bonfire Hot Yoga LLC	(#,^)	3665 SW Hall Blvd, Beaverton, OR 97005	Educational Services	Term Loan	Prime plus	2.75%	7/18/2029	6.2	6.2	6.3	—%
JDM2 Water Station LLC	(#,^)	125 Chestnut Hill Dr, York, PA 17408	Nonstore Retailers	Term Loan	Prime plus	2.75%	7/18/2029	157.7	157.7	163.2	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Garage Floor Coating of MN.com,LLC	(#,^)	6701 West 23rd St, St. Louis Park, MN 55426	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	7/16/2044	940.8	940.8	1,062.1	0.27%
Adam Family Bowl Inc	(#,^)	1504 Chestnut St, Mishawaka, IN 46545	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/16/2044	125.3	125.3	141.5	0.04%
Bouquet Canyon Kennels	(#,^)	29973 Bouquet Canyon Rd, Santa Clarita, CA 91390	Personal and Laundry Services	Term Loan	Prime plus	2.75%	7/16/2044	283.9	283.9	320.5	0.08%
Beacon Metal Fabricators, Inc.	(#,^)	5425-D Hamilton Ave, Cleveland, OH 44114	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	7/12/2029	52.7	52.7	54.8	0.01%
Last Touch, LLC	(#,^)	1612 Jackson St, Spirit Lake, IA 51360	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	7/11/2044	95.8	95.8	108.1	0.03%
D DeGregoria LLC dba The UPS Store 4235 Massapequa	(#,^)	4940 Merrick Rd, Massapequa Park, NY 11762	Couriers and Messengers	Term Loan	Prime plus	2.75%	7/10/2029	59.7	59.7	60.1	0.02%
Menskha Inc	(#)	88 High St, Mountclair, NJ 07042	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	7/10/2029	9.8	9.8	10.9	—%
Nash-Delphia LLC	(#,^)	2135 Gallatin Pike N, Store 4, Madison, TN 37115	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	7/2/2029	2.8	2.8	2.8	—%
Upul's Travel Service & Tours Inc	(#,^)	654 Shoppers Ln, Covina, CA 91723	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/28/2029	239.7	239.7	238.6	0.06%
Big Picture Group LLC	(#,^)	935 N La Jolla, Los Angeles, CA 90046	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/28/2029	123.1	123.1	122.5	0.03%
5161 LLC	(#,^)	1478 E Mountain Dr, Santa Barbara, CA 93108	Nonstore Retailers	Term Loan	Prime plus	2.75%	6/28/2029	473.1	473.1	503.7	0.13%
Sundown Audio, LLC	(#,^)	514 West 21St St, Newton, NC 28658	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	6/28/2044	855.0	855.0	965.3	0.25%
Richmond Street Partners, LLC	(#,^)	200 E Chestnut St, Chicago, IL 60611	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	6/28/2029	77.3	77.3	77.3	0.02%
K & K Restaurant LLC	(#,^)	6607 S Central Ave, Phoenix, AZ 85042	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/28/2044	117.0	117.0	132.1	0.03%
Crestview Ridge Farms LLC	(#,^)	1172 Co Rd 956, Ashland, OH 44805	Crop Production	Term Loan	Prime plus	2.75%	6/28/2044	506.9	506.9	572.3	0.15%
Good News Cafe, LLC	(#,^)	694 Main St South, Woodbury, CT 06798	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/28/2044	235.2	235.2	265.6	0.07%
Baobab Asset Management LLC	(#,^)	2 Greenwich Office Park, Ste 260, Greenwich, CT 06831	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/28/2029	38.2	38.2	38.1	0.01%
Nevada Recycling and Salvage LTD, AMCB LLC	(#,^)	1085 Telegraph St, Reno, NV 89502	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/28/2044	1,171.8	1,171.8	1,323.0	0.34%
Jian Yang and Kanger House LLC	(#,^)	48 Horse Hill Rd, Cedar Knolls, NJ 07927	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	6/27/2029	89.6	89.6	89.3	0.02%
Upul's Travel Service & Tours Inc	(#,^)	654 Shopping Ln, Covina, CA 91723	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/28/2044	197.6	197.6	223.0	0.06%
Port Huron Ophthalmology, PLLC dba Black River Optical	(#,^)	1660 Stone St, Port Huron, MI 48060	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/28/2029	11.2	11.2	11.1	—%
Advance Transit LLC	(#,^)	574-614 Tonnelle Ave, Jersey City, NJ 07307	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	6/28/2044	745.6	745.6	841.8	0.21%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

NJ Floats Inc	(#,^)	1 Robertson Rd, Ste 13, Bedminster, NJ 07921	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/28/2044	172.3	172.3	194.6	0.05%
Ailky Corporation & Wyspen	(#,^)	352 Bedford St, Lakeville, MA 02347	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	6/27/2029	36.4	36.4	36.2	0.01%
S & T Hardware Inc	(#,^)	2300 Nooseneck Hill, Coventry, RI 02816	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	6/27/2044	189.6	189.6	214.0	0.05%
Crescent Event Productions, Inc	(#,^)	1327 Wood Branch Dr, Charlotte, NC 28273	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/27/2029	261.3	261.3	264.2	0.07%
Lynx Inspection Technologies LLC	(#,^)	8101 Miller Rd 2, Houston, TX 77049	Support Activities for Mining	Term Loan	Prime plus	2.75%	6/26/2044	549.3	549.3	620.1	0.16%
All-City Towing LLC, Jeffrey James Piller	(#,^)	1213 W Mallory Ave, Milwaukee, WI 53221	Support Activities for Transportation	Term Loan	Prime plus	2.75%	6/26/2029	301.8	301.8	314.0	0.08%
Child Care Ventures LLC dba Childcare Adventures ELC	(#,^)	3542 Glendale Ave, Toledo, OH 43614	Social Assistance	Term Loan	Prime plus	2.75%	6/26/2044	138.8	138.8	156.7	0.04%
Tekoa Enterpises, Inc	(#,^)	1033 Cannon Bridge Rd, Cordova, SC 29039	Truck Transportation	Term Loan	Prime plus	2.75%	6/26/2029	42.9	42.9	43.7	0.01%
Selective Automotive & Accessories Group, Inc	(#,^)	2221 Pelham Parkway, Pelham, AL 35124	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	6/26/2029	186.2	186.2	191.1	0.05%
Soft Touch Tissue & Paper LLC	(#,^)	1491 Hammond St, Bangor, ME 04401	Paper Manufacturing	Term Loan	Prime plus	2.75%	6/26/2044	212.8	212.8	240.2	0.06%
Soft Touch Tissue & Paper LLC	(#,^)	1491 Hammond, Bangor, MA 04401	Paper Manufacturing	Term Loan	Prime plus	2.75%	12/26/2029	88.7	88.7	94.8	0.02%
Spartan Technology Solutions, Inc	(#,^)	125 Venture Blvd, Spartanburg, SC 29306	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/25/2044	459.6	459.6	518.9	0.13%
Professional Tire Limited Liability Company	(#,^)	6655 Country Rd 32, Norwich, NY 13815	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/25/2044	131.3	131.3	148.2	0.04%
Paradise Towing & Recovery Inc	(#,^)	1115 S Homer Blvd, Sanford, NC 27330	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/25/2029	48.7	48.7	51.9	0.01%
Paradise Towing & Recovery Inc	(#,^)	1115 S. Horner Blvd, Sanford, NC 27330	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/25/2044	69.0	69.0	77.9	0.02%
Vanchoc Transport Inc	(#,^)	275 52nd St, Brooklyn, NY 11220	Rental and Leasing Services	Term Loan	Prime plus	2.75%	6/25/2029	32.5	32.5	33.4	0.01%
Sweets By Karla LLC	(#,^)	3273 South John Young Parkway, Kissimmee, FL 34746	Food Manufacturing	Term Loan	Prime plus	2.75%	6/24/2029	9.6	9.6	9.5	—%
Krsto, LLC dba Italian Butter Breadsticks	(#,^)	34683 Nova Dr, Clinton Twp, MI 48035	Food Manufacturing	Term Loan	Prime plus	2.75%	6/24/2044	179.5	179.5	202.6	0.05%
Scissor Kids Inc	(#,^)	63 Hebron Ave, Ste F, Glastonbury, CT 06033	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/24/2029	7.6	7.6	7.6	—%
Small Batch Creations Inc. dba The Office Bar & Grill	(#,^)	295 E WASHINGTON AVE, SUNNYVALE, CA 94086	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/21/2029	46.5	46.5	46.3	0.01%
Campuscuts LLC	(#)	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus	6.5%	6/21/2029	5.9	5.9	6.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

William Rose Inc	(#,^)	1 Grace Cove Rd, New Shoreham, RI 02807	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/21/2044	82.3	82.3	92.2	0.02%
LuLuBelle's Mountain Banana Bread LLC	(#,^)	31621 Pleasant Dr., Running Springs, CA 92382	Food Manufacturing	Term Loan	Prime plus	2.75%	12/21/2045	244.0	244.0	275.5	0.07%
Peninsula Self Defense LLC	(#,^)	2766 Bay Rd, Redwood City, CA 94063	Educational Services	Term Loan	Prime plus	2.75%	6/21/2029	3.9	3.9	4.0	—%
Port Diesel L.L.C.	(#)	3212 Alex Trask Dr, Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus	6.5%	6/21/2029	9.7	9.7	10.7	—%
Central Texas Hygiene, LLC.	(#,^)	10201 McKalla Pl, Austin, TX 78758	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/20/2029	64.5	64.5	64.2	0.02%
Zion Motors Inc	(#,^)	6949 Wall Triana Hwy, Madison, AL 35757	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	6/19/2044	57.2	57.2	64.5	0.02%
Beck's Pub & Grill LLC	(#,^)	N6630 WI-49, Weyauwega, WI 54983	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/19/2044	65.9	65.9	74.4	0.02%
Bader Furniture Company Inc.	(#,^)	704 N Liberty St, Shamokin, PA 17872	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	6/19/2029	5.6	5.6	6.0	—%
Ivesters Transportation, Inc	(#,^)	4299 South 2675 West, Roy, UT 84067	Truck Transportation	Term Loan	Prime plus	2.75%	6/11/2029	181.9	181.9	183.9	0.05%
Archer Cleaners Inc	(#)	1514 W. 33rd St, Chicago, IL 60608	Personal and Laundry Services	Term Loan	Prime plus	6.5%	6/10/2029	9.7	9.7	10.8	—%
J&A Elliott Company	(#,^)	1118 Thornberry Dr, Clarksville, TN 37043	Nonstore Retailers	Term Loan	Prime plus	2.75%	6/7/2029	7.8	7.8	8.3	—%
Neely Motorsports, Inc dba Earl's Store #1;Earl's Performance Plumbing	(#,^)	15825-15827 Hawthorne Blve, Lawndale, CA 90260	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/7/2044	227.9	227.9	257.3	0.07%
Throop Family Holding Inc dba Klamath Basin Metals and Supply, dba Rog	(#,^)	7130 Crater Lake Hwy, White City, OR 97503	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/7/2029	29.8	29.8	30.5	0.01%
Allison K. Chipak dba Still Photography	(#)	195 Tr Pl, Apt. 2, Brooklyn, NY 11218	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/6/2029	9.7	9.7	10.7	—%
Preferred Manufacturing Services Inc	(#,^)	4261 Business Dr, Cameron Park, CA 95682	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	6/5/2029	354.7	354.7	377.6	0.10%
Jamestown Quick Stop LLC	(#,^)	3097 24th Ave, Hudsonville, MI 49426	Food and Beverage Stores	Term Loan	Prime plus	2.75%	6/5/2044	65.9	65.9	74.4	0.02%
Oasis Senior Advisors Franchise Systems, LLC	(#,^)	24870 Burnt Pine Dr, Bonita Springs, FL 34134	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)	Term Loan	Prime plus	2.75%	6/4/2029	226.5	226.5	241.1	0.06%
Evoke Growth Advisory LLC	(#,^)	2600 Brookwood Way Dr, Unit 311, Rolling Meadows, IL 60008	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/3/2029	5.6	5.6	5.6	—%
Morey Publishing LLC	(#,^)	575 Underhill Blvd, Ste 216, Syosset, NY 11791	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/31/2029	46.2	46.2	46.2	0.01%
Martin Inventory Management, LLC	(#,^)	304 1/2 Main St, Edgefield, SC 29824	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	5/31/2029	37.0	37.0	39.4	0.01%
G.S.A.T. Restoration Inc. dba Paul Davis Restoration & Remodeling of G	(#,^)	1450 Oakbrook Dr, Norcross, GA 30093	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/31/2029	86.0	86.0	86.6	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

V & M Transportation LLC	(#,^)	1307 27th St Apt B, North Bergen, NJ 07047	Truck Transportation	Term Loan	Prime plus	2.75%	5/31/2029	9.7	9.7	9.7	—%
Inside & Out Maintenance LLC	(#,^)	1698 SW Pancoast St, Port St Lucie, FL 34987	Administrative and Support Services	Term Loan	Prime plus	2.75%	5/30/2029	73.9	73.9	73.8	0.02%
Aspen Welding LLC	(#,^)	28803 US-6, Rifle, CO 81650	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	5/30/2044	384.8	384.8	434.4	0.11%
Brooklyn Breakfast Shop LLC	(#,^)	7707 S IH 35 Frontage Rd #730, Austin, TX 78744	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/29/2029	3.7	3.7	3.8	—%
AGR, Inc	(#,^)	2-255555 Kaumualii Hwy, Kalaheo, HI 96741	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/29/2044	765.0	765.0	863.7	0.22%
PD Financial LLC	(#,^)	364 Parsippany Rd, Unit 7-B, Parsippany, NJ 07054	Credit Intermediation and Related Activities	Term Loan	Prime plus	2.75%	5/28/2044	33.6	33.6	37.9	0.01%
2820 US HWY 98 N LLC dba Total Package Car Wash	(#,^)	2820 US Hwy 98 N, Lakeland, FL 33805	Repair and Maintenance	Term Loan	Prime plus	2.75%	5/23/2029	98.5	98.5	104.8	0.03%
McGuckin & Pyle Inc	(#,^)	120 Corporate Ln, New Bern, NC 28562	Machinery Manufacturing	Term Loan	Prime plus	2.75%	5/23/2044	289.9	289.9	327.3	0.08%
MCM Design LLC	(#)	5926 Vinings Vintage Way, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/23/2029	7.5	7.5	8.3	—%
ES&A, INC., A LAW CORPORATION	(#,^)	1003 Bishop St, Honolulu, HI 96813	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/22/2029	83.2	83.2	83.2	0.02%
Kappa Investments LLC dba Buddy's Home Furnishings	(#,^)	365 Lowe's Dr, Ste H, Danville, VA 24540	Rental and Leasing Services	Term Loan	Prime plus	2.75%	5/17/2029	320.9	320.9	320.1	0.08%
Covalent Holding LLC	(#,^)	18 West Chestnut St,Unit 2F, Chicago, IL 60610	Nonstore Retailers	Term Loan	Prime plus	2.75%	5/17/2029	195.2	195.2	201.9	0.05%
BD Branson Victorian LLC dba Branson Surrey Inn	(#,^)	430 a/k/a 450 South Hwy 165, Branson, MO 65616	Accommodation	Term Loan	Prime plus	2.75%	5/17/2029	188.9	188.9	201.1	0.05%
CJNR LLC dba Chenney Bear Cafe, Elma Lodge & Suites, Parkhurst Motel,	(#,^)	208 East Main St, Elma, WA 98541	Accommodation	Term Loan	Prime plus	2.75%	5/16/2029	13.9	13.9	14.8	—%
Cut To The Chase 502 LLC	(#,^)	6903 Lakegreen Ct, Louisville, KY 40291	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/16/2029	2.5	2.5	2.6	—%
The Lobster Pot Inc	(#,^)	119 Hope St, Bristol, RI 02809	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/10/2044	347.3	347.3	392.1	0.10%
Two Pie Lovers LLC dba Pizza Outpost	(#,^)	302 E. Millitary Hwy U1122, Brackettville, TX 78832	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/10/2044	41.1	41.1	46.4	0.01%
Folklore Music Exchange LLC	(#,^)	617 Tennessee Ave, Charleston, WV 25302	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	5/6/2029	3.7	3.7	3.7	—%
NYM Solutions Inc.dba NYM Solutions, Inc	(#)	12150 SW 128th St CT Ste 209, Miami, FL 33186	Insurance Carriers and Related Activities	Term Loan	Prime plus	6.5%	5/6/2029	9.7	9.7	10.7	—%
Life View Prenatal Imagery, LLC	(#,^)	312 79th Ave North, Myrtle Beach, SC 29572	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/3/2029	4.5	4.5	4.5	—%
Global Enterprises LLC dba Verdi Pizza	(#,^)	3111 S Valley View Blvd, Las Vegas, NV 89102	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/3/2029	15.4	15.4	15.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

EPIFAB,LLC	(#,^)	1341 Brooks St Unit D, Ontario, CA 91762	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	5/3/2029	15.8	15.8	16.1	—%
Art Amore Studios, LLC	(#,^)	6507 Jester Blvd, Ste #107, Austin, TX 78750	Educational Services	Term Loan	Prime plus	2.75%	5/3/2029	4.1	4.1	4.1	—%
Modern Trousseau, LLC	(#,^)	125 Bradley Rd, Woodbridge, CT 06525	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	5/1/2029	118.8	118.8	126.5	0.03%
Midlothian Hardware, Inc dba Grills True Value	(#,^)	475 West 147th St, Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	4/29/2029	29.3	29.3	31.2	0.01%
Sona USA, Inc	(#,^)	15280 NW 79th Ct Ste 109, Miami Lakes, FL 33016	Telecommunications	Term Loan	Prime plus	2.75%	4/26/2029	121.0	121.0	123.8	0.03%
Pellegrin Marine Transportation, LLC	(#,^)	117 Country Village Dr, Raceland, LA 70394	Support Activities for Transportation	Term Loan	Prime plus	2.75%	4/26/2029	109.7	109.7	111.6	0.03%
La Dolce Vita LLC.	(#,^)	196 N. Holiday Rd, Miramar Beach, FL 32550	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/25/2044	442.2	442.2	499.2	0.13%
La Dolce Vita, LLC, La Dolce Vita Watersports LLC, LDV Golf Cart & Bil	(#,^)	196 N. Holiday Rd, Miramar Beach, FL 32550	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/25/2029	366.4	366.4	374.0	0.10%
Jones Roger Sherman Inn, Inc.	(#,^)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/25/2029	111.9	111.9	119.2	0.03%
ER & DC McPherson Holdings, LLC	(#,^)	6957 W Broward Blvd., Plantation, FL 33317	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/19/2029	36.1	36.1	36.2	0.01%
All My Best Inc.	(#,^)	4320 Anthony Court Stes 1,2,3, Rocklin, CA 95677	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	4/19/2029	45.8	45.8	46.5	0.01%
2Choice2Friends dba 2 N 1 Salad Bar and Grill	(#)	901 W Braker Ln, Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus	6.5%	4/17/2029	9.6	9.6	10.6	—%
Expert Building Services LLC	(#,^)	74 Roosevelt St, Pequannock Township, NJ 07440	Administrative and Support Services	Term Loan	Prime plus	2.75%	4/17/2029	14.9	14.9	14.9	—%
Rello, Inc. dba ID Salon	(#)	8063 Jericho Turnpike, Woodbury, NY 11797	Personal and Laundry Services	Term Loan	Prime plus	6.5%	4/17/2029	4.6	4.6	5.1	—%
Modern Demo & Services LLC	(#,^)	10161 W Park Run Dr, Las Vegas, NV 89145	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/17/2029	91.6	91.6	91.8	0.02%
Pranamji Inc dba Ohara's Beverage Spot	(#,^)	2300 Levit Rd, Lorain, OH 44052	Food and Beverage Stores	Term Loan	Prime plus	2.75%	4/16/2044	44.3	44.3	50.0	0.01%
P. Moss Enterprises, LLC dba Garage Experts-Mid Atlantic	(#,^)	3563 South River Tr, Edgewater, MD 21037	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/12/2029	32.2	32.2	32.6	0.01%
Samco Food Corp dba C-Town Supermarket	(#,^)	1761 Nostrand Ave, Brooklyn, NY 11226	Food and Beverage Stores	Term Loan	Prime plus	2.75%	4/12/2029	73.2	73.2	72.9	0.02%
Southern Gulf Construction, Inc.	(#,^)	367 Pine Island Rd, North Fort Myers, FL 33903	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/12/2029	81.5	81.5	85.4	0.02%
J.T. ONeill Company, LLC	(#,^)	19972 Willowin Farm Ln, Purceville, VA 20132	Real Estate	Term Loan	Prime plus	2.75%	4/12/2029	7.1	7.1	7.1	—%
Bill Berger LLC	(#,^)	8728 Tireman Ave, Detroit, MI 48204	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	4/12/2029	6.6	6.6	6.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Maxiflex LLC	(#,^)	512 Verret St, New Orleans, LA 70114	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	4/11/2029	45.8	45.8	48.8	0.01%
VRGE Strategies LLC	(#,^)	1155 15th St NW, Washington, DC 20005	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/10/2029	37.3	37.3	37.2	0.01%
Georgetown Milling Co, LLC	(#,^)	9001 Wentworth Springs Rd, Georgetown, CA 95634	Wood Product Manufacturing	Term Loan	Prime plus	2.75%	4/9/2029	9.3	9.3	9.5	—%
FRAJOVI Urban Air, LLC dba Urban Air Trampoline& Adventure Park	(#,^)	1256 Indian Head Rd, Toms River, NJ 08755	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	1/8/2030	453.5	453.5	486.3	0.12%
Marnon Enterprise LLC	(#,^)	6713 Biscay Hbr, San Antonio, TX 78249	Administrative and Support Services	Term Loan	Prime plus	2.75%	4/5/2029	3.5	3.5	3.5	—%
Bose and Avinder, Inc.and Carmel and Preet Inc	(#,^)	28201 Date Palm Dr, Cathedral City, CA 92234	Gasoline Stations	Term Loan	Prime plus	2.75%	4/5/2029	45.2	45.2	48.1	0.01%
Pizzaplex L3C	(#,^)	4458 West Vernor Hwy, Detroit, MI 48209	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/29/2029	32.5	32.5	33.8	0.01%
Reliable Power Group Inc. dba Batteries + bulbs Pensacola	(#,^)	6895 N. 9th Ave Ste B, Pensacola, FL 32504	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/29/2029	72.6	72.6	75.3	0.02%
Bright Freight Solution, LLC	(#,^)	1112 N Main St, Manteca, CA 95336	Truck Transportation	Term Loan	Prime plus	2.75%	3/29/2029	689.5	689.5	725.8	0.19%
Bhatti LLC dba Auntie Ann's & Bhatti LLC 1	(#,^)	7219 Silver Mist Ave, North Chesterfield, VA 23237	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/29/2029	120.0	120.0	124.3	0.03%
Hamsons Inc.	(#,^)	4900 Hopyard Rd, Pleasanton, CA 94588	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	3/29/2029	136.1	136.1	141.0	0.04%
Royalty Freight Inc.	(#,^)	3728 W McKinley Ave, Fresno, CA 93772	Truck Transportation	Term Loan	Prime plus	2.75%	3/29/2029	318.5	318.5	335.6	0.09%
Bayco Enterprises, Inc	(#,^)	128 Cowesett Ave, West Warwick, RI 02893	Gasoline Stations	Term Loan	Prime plus	2.75%	3/29/2044	186.2	186.2	210.2	0.05%
Raven's Place LLC	(#,^)	13031 S Western Ave, Blue Island, IL 60406	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/29/2044	670.8	670.8	757.3	0.19%
NuBe Business Group LLC	(#,^)	2140 44th St SE, Ste 201, Grand Rapids, MI 49508	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/29/2044	38.4	38.4	43.4	0.01%
Stillwater Ventures, LLC	(#,^)	8272 W. Sunset Blvd, Los Angeles, CA 90048	Nonstore Retailers	Term Loan	Prime plus	2.75%	3/29/2029	278.4	278.4	295.2	0.08%
Turtle Shirts, LLC	(#,^)	10241 Metro Pkwy# 108, Ft Myers, FL 33966	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	3/29/2029	41.3	41.3	43.0	0.01%
Outtasight Careers, LLC dba Gecko Hospitality	(#,^)	109 W Fern St, Tampa, FL 33604	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/29/2029	12.8	12.8	13.3	—%
Ren Investment Group Inc dba True Positon Manufacturing	(#,^)	40 Sandra Dr, South Windsor, CT 06074	Machinery Manufacturing	Term Loan	Prime plus	2.75%	3/29/2029	580.5	580.5	604.3	0.15%
J Brothers Enterprises, LLC	(#,^)	1101 NW 12TH Ave, Ava, MO 65608	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	3/29/2044	604.0	604.0	681.9	0.17%
EJ & James Transport LLC	(#,^)	3100 Drewsky Ln Unit 108, Fort Mills, SC 29715	Truck Transportation	Term Loan	Prime plus	2.75%	3/29/2029	6.8	6.8	7.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

J.C. Pallet Company, Inc.	(#,^)	18427 New Kent Hwy, Barhamsville, VA 23011	Wood Product Manufacturing	Term Loan	Prime plus	2.75%	3/28/2029	28.4	28.4	30.4	0.01%
Custom Vinyl Products LLC	(#,^)	260 Enterprise Dr, Newport News, VA 23603	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	3/28/2044	948.6	948.6	1,071.0	0.27%
GS Bath Inc	(#,^)	5335 E. Kaviland Ave, Fresno, CA 93725	Truck Transportation	Term Loan	Prime plus	2.75%	3/28/2029	229.4	229.4	241.5	0.06%
Skaggs RV Outlet ,LLC	(#,^)	301 Commerce Dr, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	3/28/2029	180.9	180.9	194.1	0.05%
Cocomo Joe's LLC	(#,^)	3949 New Rd, Youngstown, OH 44515	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/28/2029	2.5	2.5	2.6	—%
PA Sobol Partners LLC dba Sobal	(#,^)	206 Rohrerstown Rd, Lancaster, PA 17603	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/28/2029	37.8	37.8	39.7	0.01%
Cinco Fit LLC dba Cinco Fit	(#,^)	23010 Highland Knolls Blvd, Ste G, Katy, TX 77494	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/27/2029	119.8	119.8	124.1	0.03%
Danielle Vance LPC, LLC dba Danielle Vance MA, LPC	(#,^)	1127 Auraria Parkway, Ste 201, Denver, CO 80204	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/27/2029	4.1	4.1	4.3	—%
DC AG, LLC dba Big B Sales	(#,^)	674 LA- 8, Sicily Island, LA 71368	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	3/27/2044	550.7	550.7	621.8	0.16%
Heritage Hills Athletics 1, LLC and Heritage Hills Athletics 1, LLC	(#,^)	2880 Carol Rd, East York, PA 17402	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/26/2044	988.7	988.7	1,116.2	0.28%
District 5 Boutique LLC	(#,^)	317 N Farview Ave, Paramus, NJ 07652	Nonstore Retailers	Term Loan	Prime plus	2.75%	3/26/2029	90.7	90.7	94.0	0.02%
J & C May Properties, LLC	(#,^)	315 Sylamore Ave, Mountain View, AR 72560	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	3/22/2044	1,081.8	1,081.8	1,221.3	0.31%
Virginia Industrial Plastics, Inc.	(#,^)	2454 North East Side Hwy, Elkton, VA 22827	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	3/22/2029	214.0	214.0	229.6	0.06%
Virginia Industrial Plastics, Inc.	(#,^)	2454 N East Side Hwy,, Elkton, VA 22827	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	3/22/2044	289.8	289.8	327.1	0.08%
Gary Krause dba Gary Krause Landscaping & Design	(#,^)	489 Hamilton Rd, Jacksonville, OR 97530	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/22/2029	4.4	4.4	4.6	—%
Dependable Lawn Care, Inc.	(#,^)	2320 138TH ST, Blue Island, IL 60406	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/21/2029	401.8	401.8	421.7	0.11%
American Trails Transport, LLC	(#,^)	8704 Grand Ave, Billings, MT 59106	Truck Transportation	Term Loan	Prime plus	2.75%	3/21/2029	40.9	40.9	43.0	0.01%
Dependable Lawn Care, Inc.	(#,^)	2320 138th St, Blue Island, IL 60406	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/21/2044	185.0	185.0	208.9	0.05%
Michigan Neurosurgical Institute, P.C.,,Optical Spine,LLC, MNI Great L	(#,^)	9400 South Saginaw St, Unit 1, Grand Blanc, MI 48439	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/20/2044	272.2	272.2	307.3	0.08%
Sound Manufacturing Inc	(#,^)	1 Williams Ln, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	3/20/2029	36.3	36.3	37.6	0.01%
Michigan Neurosurgical Institute P.C.	(#,^)	9400 South Saginaw St, Unit 1, Grand Blanc, MI 48439	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/20/2029	132.1	132.1	137.0	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Mega Trucking LLC and Olyimpian Industries LLC	(#,^)	5979 NW 151st St, Miami Lakes, FL 33014	Truck Transportation	Term Loan	Prime plus	2.75%	3/20/2029	290.1	290.1	306.7	0.08%
Marvellous Print & Ship LLC	(#,^)	605 W Main St, Oxford, KS 67119	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	3/19/2029	2.4	2.4	2.5	—%
B & W Towing LLC	(#,^)	701 Addison Rd, Painted Post, NY 14870	Support Activities for Transportation	Term Loan	Prime plus	2.75%	3/15/2029	41.7	41.7	44.8	0.01%
Panetcarne Inc.dba Jersey Mike's Subs Greenfield	(#,^)	23077 Greenfield Rd, Southfield, MI 48075	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/15/2029	68.2	68.2	71.4	0.02%
Vanchoc Transport Inc	(#,^)	137 3rd St, Brooklyn, NY 11231	Rental and Leasing Services	Term Loan	Prime plus	2.75%	3/15/2029	63.2	63.2	65.5	0.02%
Screening Services Group, LLC	(#,^)	8670 Wilshire Blvd, Beverly Hills, CA 90211	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	3/14/2029	216.1	216.1	225.3	0.06%
Mill Creek Early Childhood Program LLC	(#,^)	510 South Batavia Ave, Batavia, IL 60510	Social Assistance	Term Loan	Prime plus	2.75%	8/11/2029	46.3	46.3	48.3	0.01%
D & S Village Hardware LLC dba Cedar Mountain Country Store & Samantha	(#,^)	76 Ranch Rd a/k/a 3695 Movie Ranch Rd, Duck Creek, UT 84762	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	3/8/2044	188.8	188.8	213.2	0.05%
Wildflour Bakery & Cafe LLC	(#,^)	5137 Clareton Dr Ste 100,110 & 120, Agoura Hills, CA 91301	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/8/2029	63.4	63.4	65.7	0.02%
Alpine Remediation, Inc, T & M Holdings, LLC	(#,^)	14252 W 44th Ave Unit F, Golden, CO 80403	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/8/2029	63.6	63.6	67.0	0.02%
Precise Air Systems, Inc	(#,^)	5467 W San Fernando Rd, Los Angeles, CA 90039	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/8/2029	202.3	202.3	210.3	0.05%
Seeds of Knowledge Creative Learning Center LLC	(#,^)	15101 West McNichols Rd, Detroit, MI 48235	Social Assistance	Term Loan	Prime plus	2.75%	3/7/2044	21.1	21.1	23.8	0.01%
Doble Rentals, L.L.C , Doble Rentals 2, LLC, Doble Rentals 3, LLC	(#,^)	487 Elizabeth Lake Rd, Waterford, MI 48328	Rental and Leasing Services	Term Loan	Prime plus	2.75%	3/4/2029	114.1	114.1	118.2	0.03%
Woodard Electric Services, Inc.	(#,^)	1600 Carter Cove Rd, Hayesville, NC 28904	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/28/2029	15.5	15.5	16.2	—%
Wooter Apparel, Inc	(#,^)	727 Page Ave., Staten Island, NY 10307	Nonstore Retailers	Term Loan	Prime plus	2.75%	2/28/2029	35.9	35.9	37.4	0.01%
NY Scoops LLC dba Cool Suppliers and Breakneck Road LLC	(#,^)	20 Silver Fox Ln, Sussex, NJ 07461	Food Manufacturing	Term Loan	Prime plus	2.75%	2/28/2029	3.6	3.6	3.9	—%
Shah Medical Center SC & Heeena Shyamani	(#,^)	484 Summit St, Elgin, IL 60120	Hospitals	Term Loan	Prime plus	2.75%	2/28/2044	211.9	211.9	239.2	0.06%
Monkey Bones LLC	(#,^)	3361 Dayton Xenia Rd, Beavercreek, OH 45432	Personal and Laundry Services	Term Loan	Prime plus	2.75%	2/28/2044	17.6	17.6	19.9	0.01%
Harbor Management Company Inc dba Jamba Juice	(#,^)	5501 Josh Birmingham Pkwy Concourse A, Charlotte, NC 28208	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/22/2029	107.8	107.8	112.1	0.03%
Mia Restoration Inc dba PuroClean and Puroclean of Morristown NJ	(#,^)	3633 B Hill Rd, Parsippany, NJ 07054	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	2/21/2029	29.6	29.6	31.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Rob Barletta's Hockey School, Inc	(#,^)	2130 Providence Hwy, Walpole, MA 02081	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	2/19/2029	78.2	78.2	83.9	0.02%
Bowl 360 Inc.	(#,^)	98-18 Rockaway Blvd, Far Rockaway, NY 11417	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/19/2029	100.3	100.3	104.0	0.03%
Bowl 360 Inc.	(#,^)	98-18 Rockaway Blvd, Ozone Park, NY 11417	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/19/2029	116.9	116.9	123.3	0.03%
Outler Transportation Services,LLC	(#,^)	3775 Carriage Downs CT SW, Snellville, GA 30039	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	2/19/2029	34.3	34.3	35.7	0.01%
M & M Burgers Inc dba Checkers	(#,^)	530 Willis Ave, Bronx, NY 10455	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/15/2029	84.3	84.3	88.2	0.02%
Par-Man, Inc. dba Rockstar Tattoo	(#,^)	450 Fremont St #109 and 113, Las Vegas, NV 89101	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	2/14/2029	44.9	44.9	46.6	0.01%
KHSE Parks, Inc.	(#,^)	600 West Charles St, Matthews, NC 28105	Personal and Laundry Services	Term Loan	Prime plus	2.75%	2/14/2029	57.4	57.4	59.5	0.02%
Tony Herring & Associates, Inc	(#,^)	211 West Camellia Dr, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	2/14/2029	10.8	10.8	11.6	—%
Gateway Veterinary Services, P.C. dba Liberty Animal Clinic	(#,^)	9212 Liberty Ave, Ozone Park, NY 11417	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/14/2044	129.4	129.4	146.1	0.04%
Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 78249	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/8/2029	2.7	2.7	2.9	—%
Shepherd Fitness, LLC dba Workout Anytime Ooltewah	(#,^)	9408 Apison Pike, Ste 11, Ooltewah, TN 37363	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	5/8/2029	122.6	122.6	129.0	0.03%
Precedence Enterprises LLC dba Spartan Junk Removal	(#,^)	8101 Sandy Spring Rd Ste 250N, Laurel, MD 20707	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	2/8/2029	9.7	9.7	10.2	—%
EJGR Corp dba Brite Energy Solutions	(#,^)	87 Main St Upper Level, Hastings-on-Hudson, NY 10706	Utilities	Term Loan	Prime plus	2.75%	2/8/2029	33.9	33.9	35.2	0.01%
Creative Counseling Nashville PLLC	(#,^)	4119 Gallatin Pike, Nashville, TN 37216	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/7/2029	0.6	0.6	0.6	—%
Hernando Beach Motel Inc.,The Purple Cow House of Pancake Inc	(#,^)	4291 Shoal Line Blvd, Hernando Beach, FL 34607	Accommodation	Term Loan	Prime plus	2.75%	2/1/2029	10.8	10.8	11.6	—%
Jesus and Son's Landscape Contractors, LLC	(#,^)	4371 Durham Court, Denver, CO 80239	Administrative and Support Services	Term Loan	Prime plus	2.75%	2/1/2029	41.3	41.3	43.1	0.01%
Employer Resource Services LLC dba Data Pool	(#,^)	500 Research Rd, Richmond, VA 23236	Administrative and Support Services	Term Loan	Prime plus	2.75%	1/31/2029	25.6	25.6	26.6	0.01%
MYC Motors Inc	(#,^)	3808 Vegas Dr, Las Vegas, NV 89108	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	1/30/2044	70.1	70.1	79.2	0.02%

FNF LLC dba AK Wine Grotto	(#,^)	11109 Old Seward Hwy, Anchorage, AK 99515	Food and Beverage Stores	Term Loan	Prime plus	2.75%	1/22/2029	176.3	176.3	182.7	0.05%
MMC Investors, LLC dba Clean Juice	(#,^)	2879 W 95th St Ste 195, Naperville, IL 60564	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/18/2029	63.9	63.9	66.7	0.02%
IGWT Coffee, LLC dba PJ's Coffee of New Orleans	(#,^)	414 Union St, Nashville, TN 37219	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/18/2029	58.8	58.8	60.9	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Hilco Athletics & Graphics Inc	(#,^)	55 Green Hill St, West Warwick, RI 02816	Apparel Manufacturing	Term Loan	Prime plus	2.75%	1/16/2044	64.4	64.4	72.7	0.02%
HSR Tacos LLC dba California Tortilla	(#,^)	11694 Sudley Manor Dr, Manassas, VA 20109	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/11/2029	38.7	38.7	40.1	0.01%
Fluid Connections LLC dba BurgerIM	(#,^)	174 El Cerrito Plz, El Cerrito, CA 94530	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/11/2029	44.5	44.5	46.9	0.01%
CMLCLEARWATERBEACH.LLC dba Cousins Maine Lobster	(#,^)	309 Coronado Dr, Clearwater Beach, FL 33767	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/11/2029	67.5	67.5	70.5	0.02%
Rashed and Shabila LLC	(#,^)	14865 Hwy 92, Woodstock, GA 30188	Gasoline Stations	Term Loan	Prime plus	2.75%	1/4/2029	16.0	16.0	16.9	—%
The Chop House Inc.	(#,^)	191 Old Tower Hill Rd., South Kingstown, RI 02879	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/31/2043	521.1	521.1	588.4	0.15%
American Rewinding of NC Inc dba MTS	(#,^)	1825 N Rocky River Rd, Monroe, NC 28110	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	12/28/2028	341.0	341.0	356.5	0.09%
Omega Funeral and Cremation Services,LLC	(#,^)	9503 Kenwood Rd, Cincinnati, OH 45242	Personal and Laundry Services	Term Loan	Prime plus	2.75%	12/28/2043	318.8	318.8	360.0	0.09%
Superior Concepts Acquisition Corp	(#,^)	1710 Tiles Court, Grand Haven, MI 49417	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/28/2043	496.6	496.6	560.7	0.14%
Superior Concepts Acquisition Corp	(#,^)	1710 Tiles Ct, Grand Haven, MI 49417	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/28/2028	90.9	90.9	95.1	0.02%
Galt Insurance Group of Bonita Springs, LLC & Bonita Safety Institut	(#,^)	10911 Bonita Beach Rd SE Unit 104 A & 104B, Bonita Springs, FL 34135	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	12/28/2043	17.5	17.5	19.8	0.01%
Medworxs Inc.	(#,^)	6857 Timbers Dr, Evergreen, CO 80439	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/27/2028	7.4	7.4	7.7	—%
East Breeze LLC dba Historic Springdale Pub and Eatery	(#,^)	32302 East Historic Columbia River Hwy, Corbett, OR 97019	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/27/2043	119.8	119.8	135.3	0.03%
Green Valley Landscape Management Inc. dba Apopka Mower and Equipment	(#,^)	2975 W Orange Blossom Trail, Apopka, FL 32712	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/27/2043	433.6	433.6	489.6	0.12%
Fave Realty Inc.	(#,^)	74 Larkfield Rd, East Northport, NY 11731	Real Estate	Term Loan	Prime plus	2.75%	12/27/2043	115.4	115.4	130.3	0.03%
Reservations Unlimited LLC	(#,^)	312 W Main St, Red River, NM 87558	Real Estate	Term Loan	Prime plus	2.75%	12/26/2043	84.3	84.3	95.2	0.02%
BD Branson Victorian LLC dba Branson Victorian Inn	(#,^)	450 South Hwy 165, Branson, MO 65616	Accommodation	Term Loan	Prime plus	2.75%	12/24/2043	465.1	465.1	525.1	0.13%
Timios Enterprises Corp dba Palm Court	(#,^)	1912 N Arlington Heights Rd., Arlington Heights, IL 60004	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/24/2043	680.8	680.8	768.6	0.20%
Accel Compression Inc.,Accel Workover Services Inc dba Mica Tool & Tur	(#,^)	4500 S Country Rd, Odessa, TX 79768	Rental and Leasing Services	Term Loan	Prime plus	2.75%	6/21/2044	163.3	163.3	184.3	0.05%
C&D Trucking & Equipment Service, Inc.	(#,^)	4015 Jennings Rd, Cleveland, OH 44109	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/21/2043	109.3	109.3	123.4	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sesolinc GRP, Inc.	(#,^)	806 Randy Lowery Rd, Statesboro, GA 30461	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	12/21/2028	227.7	227.7	240.5	0.06%
D.A.F.S Transport, LLC	(#,^)	207 S. Teresa St, Monahans, TX 79756	Truck Transportation	Term Loan	Prime plus	2.75%	12/21/2028	485.3	485.3	517.6	0.13%
Precision Bytes LLC dba Tower Connect	(#,^)	607 West Magnolia Ave, Fort Worth, TX 76104	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/21/2028	91.5	91.5	94.6	0.02%
Baseline Health, LLC & Baseline Health Management, LLC	(#,^)	1101 Stewart Ave Ste 104, Garden City, NY 11530	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/21/2028	83.8	83.8	87.0	0.02%
Fifth Wheel Truck Stop 001, Inc.	(#,^)	3767 South Golden State Blvd, Fresno, CA 93725	Gasoline Stations	Term Loan	Prime plus	2.75%	12/21/2028	72.3	72.3	74.7	0.02%
Royalty Freight Inc	(#,^)	3728 W McKinley Ave, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus	2.75%	12/21/2028	68.8	68.8	71.1	0.02%
Burgess and Dudley, Incorporated	(#,^)	24462 NW 9th Pl, Newberry, FL 32669	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/21/2028	167.4	167.4	175.0	0.04%
Diamond Estates LLC	(#,^)	110 Court St Ste 1, Cromwell, CT 06416	Construction of Buildings	Term Loan	Prime plus	2.75%	12/21/2028	52.8	52.8	54.6	0.01%
Local Liberty Inc dba The Wardsboro Country Store	(#,^)	23 Main St, Wardsboro, VT 05355	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/20/2043	145.0	145.0	163.7	0.04%
Alaska Motor Home Inc	(#,^)	6633 Brayton Dr, Anchorage, AK 99507	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/20/2028	218.5	218.5	230.0	0.06%
Yellow Fin Marine Services LLC, K Marine XI, LLC K Marine VIII, LLC	(#,^)	2043 Coteau Rd, Houma, LA 70364	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/20/2028	271.2	271.2	290.3	0.07%
Flashii App, Inc.	(#,^)	3031 Tisch Way, 1st Floor, San Jose, CA 95128	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/20/2028	44.1	44.1	47.2	0.01%
Healthy and Fresco LLC	(#,^)	1671 Belle Isle Ave Ste 110- Office C, Mount Pleasant, SC 29464	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/20/2029	32.7	32.7	34.1	0.01%
Roots N Shoots, LLC & Yardplus LLC	(#,^)	86 Boston Rd, Chelmsford, MA 01824	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/20/2028	38.0	38.0	39.5	0.01%
CK Green Partners, LLC dba Reis and Irvy"s Columbus	(#,^)	5898 Chandler Court STE B, Westerville, OH 43082	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/20/2029	139.7	139.7	147.7	0.04%
Hotel Compete, LLC	(#,^)	223 W Jackson Blvd, Chicago, IL 60606	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/20/2028	44.1	44.1	45.5	0.01%
Sheldon T Banks and Sheldon T Banks LLC dba Serenity Funeral chapel ll	(#,^)	G-2340 West Carpenter Rd, Flint, MI 48505	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/19/2044	397.8	397.8	449.1	0.11%
The Cromer Company	(#,^)	9800 NW 78th Ave, Hialeah Gardens, FL 33016	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	12/19/2028	384.6	384.6	397.9	0.10%
Accent Comfort Services, LLC	(#,^)	5035 W. W.T. Harris Blvd Ste C, Mecklenburg, NC 28269	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/19/2028	48.5	48.5	50.2	0.01%
Ventures TBD LLC dba The Bottle Tree	(#,^)	102 Davis St, Belmont, NC 28012	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/14/2043	92.3	92.3	104.2	0.03%
Peanut Butter & Co., Inc.	(#,^)	119 West 57th St, Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/14/2028	176.7	176.7	182.7	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Mediterranean Tastes Inc dba Mediterranean Tastes Since 1974	(#,^)	196-15 Northern Blvd, Flushing, NY 11318	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/14/2028	11.1	11.1	11.5	—%
Alpha Landscape Contractors, Inc	(#,^)	2823 Fllintstone Rd, Millers, MD 21102	Administrative and Support Services	Term Loan	Prime plus	2.75%	1/14/2029	228.9	228.9	240.5	0.06%
Cordoba Foods LLC, Multi Logistics Network Inc, Karina Mena	(#,^)	4477 E 11th Ave, Hialeah, FL 33013	Food Manufacturing	Term Loan	Prime plus	2.75%	12/14/2028	224.0	224.0	234.3	0.06%
Alpha Omega Trucking LLC	(#,^)	14432-14452 Stateline Rd, Brookings, OR 97415	Truck Transportation	Term Loan	Prime plus	2.75%	12/14/2028	49.3	49.3	52.8	0.01%
Healthy Human, LLC	(#,^)	1007 Johnnie Dodds Blvd., Ste 123, Mount Pleasant, SC 29464	Nonstore Retailers	Term Loan	Prime plus	2.75%	12/14/2028	88.1	88.1	91.1	0.02%
Sound Contracting LLC	(#,^)	148 Holmgren Pl, Girdwood, AK 99587	Construction of Buildings	Term Loan	Prime plus	2.75%	12/14/2028	30.4	30.4	31.9	0.01%
Sound Contracting LLC	(#,^)	148 Holmgren Pl, Girdwood, AK 99587	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	12/14/2043	184.4	184.4	208.1	0.05%
L&M Services, LLC	(#,^)	560 Main St, Milford, UT 84751	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	12/14/2043	186.8	186.8	211.0	0.05%
Fitness Orlando LLC & Fitness Orlando Oviedo, LLC	(#,^)	160 Tuskawilla Rd Ste 1214, Winter Springs, FL 32708	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/14/2028	202.1	202.1	211.1	0.05%
Burton Realty Co., Inc dba Anchor Realty, Northeast	(#,^)	2200 Michener St, Ste 12, Philadelphia, PA 19115	Real Estate	Term Loan	Prime plus	2.75%	12/13/2028	76.9	76.9	79.5	0.02%
OC Helicopters LLC	(#,^)	19711 Campus Dr Ste 260, Santa Ana, CA 92707	Air Transportation	Term Loan	Prime plus	2.75%	12/13/2028	62.1	62.1	66.5	0.02%
The Miller Center for Esthetic Excellence,	(#,^)	22 Old Short Hills Rd,, Livingston, NJ 07039	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/13/2043	340.8	340.8	384.8	0.10%
Plan B Burger LLC	(#,^)	484 Farmington Ave, Hartford, CT 06105	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/13/2029	745.4	745.4	781.7	0.20%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	575 Panama Ln, Bakersfield, CA 93307	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/12/2043	112.1	112.1	126.6	0.03%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	575 Panama Ln, Bakerfield, CA 93307	Food and Beverage Stores	Term Loan	Prime plus	2.75%	1/12/2029	42.5	42.5	44.0	0.01%
Ashwood Food Services, Incorporated dba Jake Rooney's	(#,^)	119 Brooks Rd, Harwich Port, MA 02646	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/12/2029	47.8	47.8	50.2	0.01%
Ashwood Food Services Inc. dba Jake Rooney's	(#,^)	119 Brooks Rd, Harwich Port, MA 02646	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/12/2043	200.9	200.9	226.8	0.06%
Behind The Scenes Chicago, LLC dba Paramount Events	(#,^)	2744 W. Roscoe St, Chicago, IL 60618	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/12/2029	112.8	112.8	121.1	0.03%
Airstrike Firefighters LLC	(#,^)	18115 62nd Ave NE, Kenmore, WA 98028	Support Activities for Agriculture and Forestry	Term Loan	Prime plus	2.75%	12/12/2028	946.3	946.3	998.1	0.25%
Duck's Nuts Inc dba Pet Place Market	(#,^)	212 Bendigo Blvd. N, North Bend, WA 98045	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	1/11/2029	30.7	30.7	32.4	0.01%
TFE Resources ,LTD	(#,^)	11 Easter Court Ste G, Owings Mills, MD 21117	Utilities	Term Loan	Prime plus	2.75%	1/11/2029	411.6	411.6	430.2	0.11%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Hilltop Wine Shop, Inc dba Hiltop Wine Shop	(#,^)	7505 Highland Rd, White Lake, MI 48383	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/11/2043	119.6	119.6	135.0	0.03%
EMES Supply, LLC	(#,^)	35622 Vine St, EastLake, OH 44095	General Merchandise Stores	Term Loan	Prime plus	2.75%	1/11/2029	88.5	88.5	92.2	0.02%
White Wilson & Associates LLC	(#,^)	16238 Louis Ave., South Holland, IL 60473	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/11/2043	39.7	39.7	44.8	0.01%
Team Henry, LLC dba Kelly Automotive of Deltona	(#,^)	1290 Doyle Rd, Deltona, FL 32725	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/10/2043	365.5	365.5	412.7	0.11%
ZLM Services LLC	(#,^)	9422 Marine City Hwy, Casco, MI 48064	Administrative and Support Services	Term Loan	Prime plus	2.75%	1/10/2029	28.3	28.3	29.4	0.01%
Food Service Industry Consultants Inc.	(#,^)	1465 Kelly Johnson Blvd, Colorado Springs, CO 80920	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/7/2029	50.7	50.7	52.5	0.01%
Metro R Services Inc. and Metal & Roof Supplies Inc.	(#,^)	20 Universal Pl, Carlstadt, NJ 07072	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	1/6/2029	147.0	147.0	157.7	0.04%
CET Inc	(#,^)	4709 N El Capitan Ave. Ste 205, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus	2.75%	1/6/2029	804.5	804.5	842.9	0.22%
The Altitude Group LLC	(#,^)	949 A Clint Moore Rd, Boca Raton, FL 33487	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	1/4/2029	93.9	93.9	97.4	0.02%
Access Staffing, LLC	(#,^)	360 Lexington Ave 8th Floor, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus	2.75%	1/4/2029	137.6	137.6	142.6	0.04%
York Concrete Corp	(#,^)	1 Plumb CT., Huntington Station, NY 11746	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/3/2043	175.6	175.6	198.3	0.05%
Swantown Inn and Spa, LLC	(#,^)	1431 11th Ave SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus	2.75%	1/3/2029	9.6	9.6	10.3	—%
Luxury Furniture, Inc.dba Venicasa & Luxe Home Interiors	(#,^)	13762 W State Rd 84, Davie, FL 33325	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	12/30/2028	87.7	87.7	93.9	0.02%
Microplex Co, Third Market LLC	(#,^)	244 Spokane Ave, Whitefish, MT 59937	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/30/2028	115.7	115.7	119.9	0.03%
Water Station Holdings LLC	(#,^)	1104 N Keystone Ave, Indianapolis, IN 46201	Nonstore Retailers	Term Loan	Prime plus	2.75%	12/30/2028	462.9	462.9	490.6	0.13%
Littleton Food and Spirits LLC.	(#,^)	235 North Mosby Ave, Littleton, NC 27850	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/30/2044	417.0	417.0	470.8	0.12%
Hernando Beach Motel LLC,The Purple Cow House o APancake AInc.	(#,^)	4291 Shoal Line Blvd, Hernando Beach, FL 34607	Accommodation	Term Loan	Prime plus	2.75%	11/30/2043	209.9	209.9	237.0	0.06%
Cabrera's Auto Services LLC	(#,^)	2206 N Central Ave, Chicago, IL 60639	Repair and Maintenance	Term Loan	Prime plus	2.75%	11/30/2043	75.7	75.7	85.4	0.02%
JJB Production LLC	(#,^)	458 N 7th St, Newark, NJ 07107	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/29/2028	5.1	5.1	5.3	—%
Albert M. Quashie, DDS, PC	(#,^)	3331 Toledo Tr Ste 308, Hyattsville, MD 20782	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	11/29/2043	39.9	39.9	45.1	0.01%
Extreme Granite Corp	(#,^)	251 NW 1st St, Deerfield Beach, FL 33441	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/28/2043	175.0	175.0	197.5	0.05%
Level Up Gaming, Inc	(#,^)	1132 Creighton Rd, Pensacola, FL 32504	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	11/28/2043	84.0	84.0	94.8	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

True Love Christian Academy LLC	(#,^)	466 E Raines Rd, Memphis, TN 38109	Social Assistance	Term Loan	Prime plus	2.75%	12/28/2043	39.2	39.2	44.2	0.01%
Sky Wonder Pyrotechnics, LLC dba Sky Wonder Fire and Safety Gear Up Te	(#,^)	3626 CR 203, Liverpool, TX 77577	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	11/28/2043	419.9	419.9	474.0	0.12%
M.A.W. Enterprises LLC dbaY-Not Pizza	(#,^)	45 E Main St, New Palestine, IN 46163	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/21/2028	15.8	15.8	16.6	—%
Thames Aquatic Club, LLC	(#,^)	14 Iron St, Ledyard, CT 06339	Educational Services	Term Loan	Prime plus	2.75%	10/21/2029	33.3	33.3	36.0	0.01%
BEK Holdings LLC, Veseli Fine Art Galleries, LLC, Trusted.com LLC, Exe	(#,^)	12930 Worldgate Dr, Herndon, VA 20170	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/21/2028	887.6	887.6	950.0	0.24%
On Call Electrical of Georgia LLC	(#,^)	2120 Plaster Bridge Rd NE, Atlanta, GA 30324	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/20/2043	613.1	613.1	692.2	0.18%
Commonwealth Warehouse Inc	(#,^)	11013 Kenwood Rd., Cincinnati, OH 45242	Warehousing and Storage	Term Loan	Prime plus	2.75%	12/20/2028	296.8	296.8	312.8	0.08%
K & A Automotive Inc	(#,^)	2070 Nooseneck Hill Rd, Coventry, RI 02816	Gasoline Stations	Term Loan	Prime plus	2.75%	11/19/2043	114.0	114.0	128.7	0.03%
High Desert Transport, Inc.	(#,^)	2973 Via Meridiana, Henderson, NV 89012	Truck Transportation	Term Loan	Prime plus	2.75%	12/19/2028	51.8	51.8	54.0	0.01%
Cali Fit Meals	(#,^)	3450 East Orangethrope Ave, Anaheim, CA 92806	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/16/2028	43.9	43.9	45.4	0.01%
Cocomo Joe's LLC	(#,^)	3949 New Rd, Youngstown, OH 44515	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/16/2028	0.5	0.5	0.5	—%
Saunders Management LLC dba Northern Light Espresso Bar and Cafe	(#,^)	536 Spruce St, Scranton, PA 18503	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/16/2028	28.3	28.3	30.3	0.01%
Schafer Fisheries Inc.	(#,^)	21985 Waller Rd, Fulton, IL 61252	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	11/14/2028	40.5	40.5	43.4	0.01%
US Dedicated LLC	(#,^)	13410 SE 26th Cir, Vancouver, WA 98683	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/9/2028	329.7	329.7	342.2	0.09%
Salon Femi LLC	(#,^)	1107 Broad St, Bloomfield, NJ 07003	Personal and Laundry Services	Term Loan	Prime plus	2.75%	12/9/2028	5.3	5.3	5.6	—%
McNeill Stokes	(#,^)	5372 Whitehall Pl SE, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/8/2028	4.7	4.7	4.9	—%
Vancole Investments, Inc. dba Smoothie King #913	(#,^)	876 Virginia Ave, Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/7/2044	390.8	390.8	441.2	0.11%
Peter Thomas Roth Labs LLC and June Jacobs Labs, LLC	(#,^)	400 Park Ave, Floor 14, New York, NY 10022	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/1/2028	227.9	227.9	235.5	0.06%
Modutech Marine Inc	(#,^)	2218 Marine View Dr, Tacoma, WA 98422	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	12/1/2028	264.5	264.5	283.1	0.07%
Steele Security, LLC dba Signal 88 Security of San Antonio	(#,^)	11230 West Ave, Ste 2210, San Antonio, TX 78213	Administrative and Support Services	Term Loan	Prime plus	2.75%	10/31/2028	75.6	75.6	78.4	0.02%
Abington Caregivers, LLC	(#,^)	7804 Montgomery Ave Unit 3-6, Elkins Park, PA 19027	Social Assistance	Term Loan	Prime plus	2.75%	11/30/2043	117.6	117.6	132.8	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

C.A.T.I. Armor, LLC	(#,^)	435 Packard Hwy, Charlotte, MI 48813	Apparel Manufacturing	Term Loan	Prime plus	2.75%	10/30/2043	196.1	196.1	221.4	0.06%
UK, LLC dba Pita Pit	(#,^)	20038 West Valley HWY, Kent, WA 98032	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/30/2029	44.0	44.0	46.1	0.01%
Organic Juice Bar Wexford LLC dba The OJB "The Organic Juice Bar"	(#,^)	1500 Village Run Rd, Wexford, PA 15090	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/30/2029	57.6	57.6	60.0	0.02%
Ohio Gold & Pawn LLC, Our New Building LLC and Corey Fischer	(#,^)	3970 Everhard Rd, NW, Canton, OH 44709	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	10/26/2028	101.6	101.6	108.7	0.03%
The Face Place, LLC dba Classic Aesthetics	(#,^)	4268 Cahaba Heights CT Ste 115, Vestavia, AL 35243	Personal and Laundry Services	Term Loan	Prime plus	2.75%	10/25/2028	6.9	6.9	7.2	—%
Bellas Sports Pub, Inc dba Brewmasters Tavern	(#,^)	1152 Main St, Coventry, RI 02816	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/24/2043	64.6	64.6	72.9	0.02%
Shovels and Whiskey LLC	(#,^)	446 SE Washington St, Hillsboro, OR 97123	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	10/16/2043	71.3	71.3	80.6	0.02%
Cater To You Agency, LLC, dba Cater To You	(#,^)	1319 Sherrick Rd SE, Canton, OH 44707	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	10/11/2043	20.7	20.7	23.4	0.01%
MB Click It Photography, LLC	(#,^)	100 Manchester Ranch Pl, Aynor, SC 29511	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/10/2043	35.7	35.7	40.3	0.01%
Apps Inc and Market Share Inc.	(#,^)	80 Main St, Old Saybrook, CT 06475	Telecommunications	Term Loan	Prime plus	2.75%	10/5/2028	69.9	69.9	72.2	0.02%
Moore Care LLC	(#,^)	8550 United Plz Blvd., Baton Rouge, LA 79809	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	10/4/2028	35.9	35.9	37.1	0.01%
Throop Family Holdings, Inc	(#,^)	7130 Crater Lake, White City, OR 97603	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	9/28/2043	597.6	597.6	674.7	0.17%
La Venezia Corporation dba La Venezia Ballroom & Robertos Lounge	(#,^)	4646 SE 11th Pl, Cape Coral, FL 33904	Food and Beverage Stores	Term Loan	Prime plus	2.75%	9/28/2043	307.8	307.8	347.5	0.09%
Burd Brothers Inc.	(#,^)	4005 Borman Dr, Batavia, OH 45103	Truck Transportation	Term Loan	Prime plus	2.75%	9/28/2028	335.4	335.4	354.9	0.09%
A-1 Van Sevices, Inc.	(#,^)	154 Sandy Creek Rd, Verona, PA 15147	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	9/28/2028	72.6	72.6	77.1	0.02%
SwabCo Inc.	(#,^)	2341 East Ellis St, Leveland, TX 79336	Support Activities for Mining	Term Loan	Prime plus	2.75%	9/28/2043	900.8	900.8	1,017.0	0.26%
Rami Technology USA, LLC	(#,^)	10400 NW 33rd St, Miami, FL 33172	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	9/28/2028	123.1	123.1	127.2	0.03%
LG Law Center, Inc	(#,^)	15452 Amar Rd, La Puente, CA 91744	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/27/2028	10.2	10.2	10.6	—%
Quality Electric & Data Inc.	(#,^)	85 Franklin RD Unit 9B, Dover, NJ 07801	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/27/2043	120.4	120.4	136.0	0.03%
Quality Electric & Data	(#,^)	85 Franklin Rd Unit 9B, Dover, NJ 07801	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/27/2028	67.9	67.9	71.8	0.02%
TFR Transit Inc, The Free Ride Inc, South Florida Free Ride Inc.,Tag-A	(#,^)	777 South Flagler Dr Ste 800W, West Palm Beach, FL 33401	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	9/27/2028	85.3	85.3	89.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Blackwater Diving, LLC	(#,^)	112 Forrest Rd, Morgan City, LA 70380	Support Activities for Mining	Term Loan	Prime plus	2.75%	9/27/2028	572.8	572.8	594.8	0.15%
Dentistry By Design, P.C	(#,^)	315 Walt Whitman Rd Ste 204-205, South Huntington, NY 11746	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/26/2028	10.2	10.2	10.6	—%
US Shipping Trans Inc, Esteem Trucking Inc	(#,^)	16102 Sweetwater Court, Lathrop, CA 95330	Truck Transportation	Term Loan	Prime plus	2.75%	9/26/2028	537.8	537.8	573.1	0.15%
LTS School, Inc.	(#,^)	3731 NW 9th Ave, Deerfield Beach, FL 33064	Educational Services	Term Loan	Prime plus	2.75%	9/26/2043	93.9	93.9	106.0	0.03%
Above and Beyond Preschool LLC	(#,^)	672-678 Camellia Dr, Royal Palm Beach, FL 33411	Social Assistance	Term Loan	Prime plus	2.75%	9/26/2043	513.2	513.2	579.4	0.15%
Bhatti LLC, Bhatti 3 LLC, dba Auntie Annes	(#,^)	7219 Silver Mist Ave, North Chesterfield, VA 23237	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/25/2028	85.4	85.4	88.9	0.02%
Phillip Ramos Upholstery Inc.	(#,^)	3835 Elm St, Denver, CO 80207	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/24/2028	10.5	10.5	10.9	—%
Southern Services and Equipment, Inc	(#,^)	321 Bayou Rd, Saint Bernard, LA 70085	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/21/2028	297.9	297.9	314.0	0.08%
Southern Services and Equipment, Inc.	(#,^)	321 Bayou Rd, Saint Bernard, LA 70085	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/21/2043	198.3	198.3	223.8	0.06%
MillClem Corporation & Monticello Corporation	(#,^)	16660 Oak St, Dillwyn, VA 22936	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	9/21/2043	307.1	307.1	346.8	0.09%
DC Lofty, LLC,	(#,^)	301 I St NW, Washington, DC 20001	Accommodation	Term Loan	Prime plus	2.75%	9/21/2028	15.4	15.4	15.9	—%
The Garden Club, LLC	(#,^)	125 South DuBuque St, Iowa City, IA 52240	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	9/21/2028	4.6	4.6	4.7	—%
Dash Point Distributing LLC, Dash Point Logistics LLC and Sara Consal	(#,^)	35000 Pacific Hwy, Federal Way, WA 98003	Truck Transportation	Term Loan	Prime plus	2.75%	9/19/2028	386.4	386.4	398.3	0.10%
Watearth Inc	(#,^)	445 South Figuerora Ste 3128, Los Angeles, CA 90071	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/19/2028	15.3	15.3	15.8	—%
Super Station Inc	(#,^)	8855 N Country Rd 25A, Pique, OH 45356	Gasoline Stations	Term Loan	Prime plus	2.75%	9/19/2043	194.3	194.3	219.4	0.06%
M&P RV LLC dba M&P RV	(#,^)	10 Century Ln, Dillsburg, PA 17019	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	9/19/2043	98.4	98.4	111.1	0.03%
E & G Enterprises LLC dba Comfort Keepers	(#,^)	220 Middle St, Franklin, VA 23851	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/18/2028	4.1	4.1	4.2	—%
DB Talak LLC	(#,^)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/18/2043	147.1	147.1	166.1	0.04%
Glendale Grill Inc, Roddy Cameron, Jr & John K Symasko	(#,^)	65 Glendale St, Easthampton, MA 01027	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/17/2043	162.3	162.3	183.3	0.05%
Pastel de Feira LLC dba Original Pastel De Feira	(#,^)	4244 Pine Ridge CT, Weston, FL 33331	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/17/2028	4.1	4.1	4.3	—%
Culmination Motorsports, Inc.	(#,^)	160 W 91st Ave, Unit B, Anchorage, AK 99515	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/17/2043	519.0	519.0	586.0	0.15%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Innovim LLC	(#,^)	6401 Golden Triangle Dr Ste 200, Greenbelt, MD 20770	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/14/2028	75.0	75.0	77.3	0.02%
J & C Garcia LLC	(#,^)	26 Broad St, Alexander City, AL 35010	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/14/2028	50.5	50.5	52.4	0.01%
QBS, LLC dba Sterling Optical Exton	(#,^)	211 W Lincoln Hwy, Exton, PA 19341	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/14/2028	55.4	55.4	57.3	0.01%
L&M Equipment, Inc	(#,^)	Mile 2.5 Alaska Peninsula Hwy, Naknek, AK 99633	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/14/2043	1,159.5	1,159.5	1,309.1	0.33%
Baby's on Broadway LLC	(#,^)	47 East Broadway, Little Falls, MN 56345	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	9/14/2028	34.1	34.1	35.8	0.01%
Underground Productions LLC dba 31 Escape	(#,^)	1731 Decatur Hwy, Fultandale, AL 35068	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/13/2043	91.7	91.7	103.5	0.03%
Innovative Network Solutions Inc	(#,^)	31567 West 10 Mile Rd, Farmington Hills, MI 48336	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/13/2028	85.5	85.5	88.9	0.02%
Rancho Paving, Inc	(#,^)	339 Cypress Ln, El Cajon, CA 92020	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/10/2028	140.5	140.5	149.3	0.04%
Pelican Executives Suites, LLC	(#,^)	2200 Colorado Ave Sutie 131, Santa Monica, CA 90404	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/7/2028	260.9	260.9	268.9	0.07%
MurlinComputerCompany LLC dba Murlin Computer,	(#,^)	1014 Thompson Blvd Ste 38B, Sedalia, MO 65301	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/7/2028	10.6	10.6	11.0	—%
Pool Guard of LA	(#,^)	10866 Washington Blvd, Apartment #24, Culver City, CA 90232	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/7/2028	15.3	15.3	15.8	—%
Asheville Spine and Nerve Institute PC	(#,^)	190 Broadway St Ste 205, Asheville, NC 28801	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/7/2043	82.7	82.7	93.4	0.02%
Living Centers Inc. dba Veranda House Senior Living	(#,^)	5129 E 5th St, Katy, TX 77493	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	8/31/2043	391.2	391.2	441.7	0.11%
XL Soccer World Orlando. LLC, XL Soccer World Saco LLC, XL Sports Worl	(#,^)	825 Courtland St., Orlando, FL 32804	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	8/30/2043	416.7	416.7	470.5	0.12%
Greenfield Hill Wines & Spirits, LLC	(#,^)	65 Hillside Rd, Fairfield, CT 06824	Food and Beverage Stores	Term Loan	Prime plus	2.75%	8/29/2028	62.1	62.1	64.2	0.02%
ARVAmethod LLC	(#,^)	516 N Ogden Ave # 150, Chicago, IL 60642	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/29/2028	1.6	1.6	1.7	—%
Kotyark LLC dba Gibsonton Motel	(#,^)	11545 US Hwy 41S, Gibsonton, FL 33534	Accommodation	Term Loan	Prime plus	2.75%	8/29/2043	76.4	76.4	86.3	0.02%
Extreme Engineering, Inc.	(#,^)	598 Oliver Dr, Troy, MI 48084	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/29/2028	84.3	84.3	87.1	0.02%
Graphish Studio, Inc.	(#,^)	231 Main St, Stamford, CT 06901	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/28/2028	5.1	5.1	5.2	—%
Atlas Geo-Constructors LLC	(#,^)	3466 Thomasville Rd Winston, Winston-Salem, NC 27107	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/24/2028	54.5	54.5	58.1	0.01%
Wearware Inc dba FlyWire Cameras	(#,^)	2204 Blackmoor Park Ln, Lexington, KY 40509	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	8/24/2028	15.2	15.2	15.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Montana Life Group, LLC	(#,^)	8 N 9th Ave, Bozeman, MT 59715	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	8/24/2028	5.1	5.1	5.2	—%
Finn & Emma LLC	(#,^)	1275 Bloomfield Ave Building 5 Unit 28B, Fairfield, NJ 07004	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	8/24/2028	84.6	84.6	87.2	0.02%
Zash LLC dba Papa Murphy's take 'N' Bake Pizza	(#,^)	2303 White Bear Ave, Maplewood, MN 55025	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/23/2028	28.5	28.5	29.8	0.01%
Buffalo Biodiesel Inc.	(#,^)	225 Sawyer Ave, Tonawanda, NY 14150	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	8/21/2028	903.6	903.6	961.8	0.25%
GeoTek Alaska, Inc	(#,^)	2756 Commercial Dr, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/17/2044	118.1	118.1	133.4	0.03%
ATI Jet, Inc.	(#,^)	7007 Boeing Dr, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus	2.75%	8/16/2028	135.1	135.1	143.0	0.04%
Lewins Law, P.C.	(#,^)	7920 Belt Line Rd Ste 650, Dallas, TX 75254	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/16/2028	12.1	12.1	12.5	—%
GS Bath Inc	(#,^)	5335 E Kaviland Ave, Fresno, CA 93725	Truck Transportation	Term Loan	Prime plus	2.75%	8/15/2028	344.3	344.3	367.5	0.09%
Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 78257	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	11/14/2028	30.4	30.4	31.8	0.01%
Crystal Shores Inc. dba Shorewood Laundromat	(#,^)	700 West Jefferson St, Shorewood, IL 60404	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/9/2028	15.1	15.1	15.7	—%
David D. Sullivan dba DMS Construction	(#,^)	6400 Charwood Pl, Bakersfield, CA 93306	Specialty Trade Contractors	Term Loan	Fixed	6%	8/9/2028	9.1	9.1	8.8	—%
Palanuk & Associates, Inc.dba Wolfpk	(#,^)	28110 SE Fern Dr, Boring, OR 97009	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/8/2028	69.1	69.1	71.4	0.02%
CJNR, LLC	(#,^)	208 East Main St, Elma, WA 98541	Accommodation	Term Loan	Prime plus	2.75%	8/7/2043	112.8	112.8	127.3	0.03%
Mercedes Cab Company, Inc	(#,^)	35 Alden St, Province Town, MA 02657	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	8/7/2028	86.4	86.4	89.9	0.02%
Alma Jacobsen,ODD Family Eye Care & Contact Lens LLC	(#,^)	1700 Nottingham Way Ste 12A, Hamilton, NJ 08619	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	8/3/2028	40.6	40.6	42.0	0.01%
20th Century Lanes, Inc dba West Seattle Bowl	(#,^)	4505 39 Ave SW, Seattle, WA 98116	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	8/3/2028	79.1	79.1	84.0	0.02%
Ron's Pool and Spa Services LLC	(#,^)	1419 NE 30th St., Pompano, FL 33064	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/3/2028	2.5	2.5	2.6	—%
Millwork Unlimited, Incorporated	(#,^)	8264 Pine Cay Rd, Wellington, FL 33414	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus	2.75%	8/2/2028	5.1	5.1	5.2	—%
Accel Compression Inc., Accel Workover Services Inc. dba Mica Tool & T	(#,^)	4500 S. Country Rd 1310, Odessa, TX 79765	Rental and Leasing Services	Term Loan	Prime plus	2.75%	8/1/2028	325.0	325.0	344.3	0.09%
Accel Compression Inc., Accel Workover Services, Inc	(#,^)	4500 S Country Rd, Odessa, TX 79765	Rental and Leasing Services	Term Loan	Prime plus	2.75%	8/1/2043	283.0	283.0	319.5	0.08%
Samy Optical LLC dba Site for Sore Eyes	(#,^)	1350 Travis Blvd Ste 1507A, Fairfield, CA 94533	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/1/2028	15.3	15.3	15.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

CSL Services Inc	(#,^)	7905 Browning Rd, Ste.312,314,316, Pennsauken, NJ 08109	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/27/2028	365.4	365.4	383.0	0.10%
Nunez Enterprises Corporation dba La Casa	(#,^)	3330 Piedmont RD NE, Atlanta, GA 30305	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	7/26/2028	4.0	4.0	4.1	—%
Relevant Elephant ,LLC	(#,^)	ON320 Woodvale St, Winfield, IL 60190	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/25/2028	3.6	3.6	3.8	—%
TR Nails, LLC dba Simple Nails	(#,^)	158 Great Rd, Bedford, MA 01730	Personal and Laundry Services	Term Loan	Prime plus	2.75%	7/20/2028	41.7	41.7	43.0	0.01%
ZA Trucking LLC	(#,^)	5945 York Way, East Lansing, MI 48823	Truck Transportation	Term Loan	Prime plus	2.75%	7/17/2028	3.5	3.5	3.7	—%
674 Club LLC	(#,^)	674 N Orleans, Chicago, IL 60654	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/17/2043	252.2	252.2	284.8	0.07%
HQTRONICS LLC	(#,^)	10135 South Roberts Rd Ste 209, Palos Hills, IL 60465	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	7/13/2028	41.7	41.7	43.0	0.01%
Mother's Cantina LLC dba Mother's Cantina	(#,^)	2810 Philadephia Ave Unit #10, Ocean City, MD 21842	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/13/2028	45.9	45.9	47.5	0.01%
Smart-tel Communications LLC	(#,^)	9720 W. Colfax Ave Ste 100, Lakewood, CO 80215	Administrative and Support Services	Term Loan	Prime plus	2.75%	7/13/2028	14.0	14.0	15.0	—%
Vital Inspection Professionals, Inc. dba VIP	(#,^)	180 Airpark Industrial Rd, Alabaster, AL 35007	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/3/2028	207.7	207.7	219.9	0.06%
US Cargo Express, LLC	(#,^)	4735 22 Mile Rd, Utica, MI 48317	Support Activities for Transportation	Term Loan	Prime plus	2.75%	7/2/2043	78.0	78.0	88.1	0.02%
Bio-Haz Solutions, Inc.	(#,^)	23 Tonoli Rd, Nesquehoning, PA 18240	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	5/29/2044	345.0	345.0	389.5	0.10%
Bio-Haz Solutions, Inc	(#,^)	23 Tonolli Rd, Nesquehoning, PA 18240	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	3/29/2029	179.9	179.9	192.5	0.05%
Critter Cabana, LLC dba Critter Cabana	(#,^)	516 East Main St, Newberg, OR 97132	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	6/28/2028	44.4	44.4	45.7	0.01%
Corptek Solutions LLC	(#,^)	2363 N. Hwy # 287 Ste # 111, Mansfield, TX 76063	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/28/2028	31.3	31.3	32.2	0.01%
National Dredging Services of North Florida, Inc.	(#,^)	1537 Northwest Main Blvd., Lake City, FL 32055	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/27/2043	25.1	25.1	28.4	0.01%
National Dredging Services of North Florida, Inc.	(#,^)	1537 Northwest Main Blvd., Lake City, FL 32055	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/27/2028	34.0	34.0	36.2	0.01%
Nick's Country Kitchen, LLC	(#,^)	3 Flanders RD, Building #1, Bethlehem, CT 06751	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/27/2028	14.8	14.8	15.3	—%
Bengals, Inc. dba Royal Liquor Mart	(#,^)	3714 E State St, Rockford, IL 61108	Food and Beverage Stores	Term Loan	Prime plus	2.75%	6/26/2043	98.1	98.1	110.7	0.03%
Peter Thomas Roth Labs LLC, & June Jacobs Labs, LLC,	(#,^)	400 Park Ave, Floor 14, New York, NY 10022	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	6/26/2028	610.3	610.3	633.0	0.16%
DPF Filters Inc.	(#,^)	2832 Golden State Blvd., Madera, CA 93637	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/25/2028	44.8	44.8	46.4	0.01%
Martha Beauty Supply And Braiding, Inc.	(#,^)	538 E Boughton Rd, Bolingbrook, IL 60440	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/22/2043	128.5	128.5	145.1	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

The Desert House Assisted Living ,LLC dba The Desert House Assisted Li	(#,^)	11055 E Grove St, Mesa, AZ 85208	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	6/22/2043	72.6	72.6	82.0	0.02%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	300 Harold Dow Hwy, Eliot, ME 03903	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	6/21/2028	94.0	94.0	99.6	0.03%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	300 Harold Dow Hwy, Elliot, ME 03903	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	6/21/2043	224.7	224.7	253.7	0.06%
Colovic Hackettstown Dairy LLC	(#,^)	22 Rte 57, Hackettstown, NJ 07840	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/19/2043	254.1	254.1	286.8	0.07%
Mid America Motorworks, Inc and Yager Holdings L.P	(#,^)	2900 North 3rd St, Effingham, IL 62401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/19/2043	262.9	262.9	296.8	0.08%
Jones Roger Sherman Inn, Inc.	(#,^)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/19/2028	312.8	312.8	333.0	0.08%
Schumacker Recreation, LLC	(#,^)	5325 S University Dr, Davie, FL 33328	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/18/2028	98.8	98.8	105.2	0.03%
Allen Theatre and Back Stage Cafe LLC	(#,^)	36 East. Main St, Annville, PA 17003	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	6/18/2043	116.3	116.3	131.3	0.03%
Venzix Ventures Inc. dba Venzix	(#,^)	750 Legend Oak Dr, Fountain, CO 80817	Nonstore Retailers	Term Loan	Prime plus	2.75%	6/15/2028	5.9	5.9	6.3	—%
Dianne Williams and Louis Williams dba Sweetlips Store	(#,^)	3870 Sweet Lips Rd, Henderson, TN 38340	Food and Beverage Stores	Term Loan	Prime plus	2.75%	6/15/2043	42.7	42.7	48.2	0.01%
Oil Palace Inc.	(#,^)	10408 Hwy 64 East, Tyler, TX 75707	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	9/15/2043	134.3	134.3	151.6	0.04%
Softrol Systems Inc dba Softrol Systems	(#,^)	1100 Northpoint Pkwy SE, Acworth, GA 30102	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	6/15/2028	581.7	581.7	600.5	0.15%
Tele Tax Express Inc	(#,^)	166 Getty Ave, Paterson, NJ 07503	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/14/2028	14.8	14.8	15.8	—%
E & J Sims Co. LLC	(#,^)	28 Broad St, Bloomfield, NJ 07003	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/14/2028	33.0	33.0	34.3	0.01%
Team Sandy Blanton Realty, Inc	(#,^)	1225 West Gregory St, Pensacola, FL 32502	Real Estate	Term Loan	Prime plus	2.75%	6/14/2043	89.9	89.9	101.5	0.03%
Mastiff Studios LLC	(#,^)	2919 West Colorado Ave, Colorado Springs, CO 80904	Educational Services	Term Loan	Prime plus	2.75%	6/13/2043	39.5	39.5	44.5	0.01%
Beyond Grooming LLC and Michelle McWatters	(#,^)	1200 Old Martindale Rd, San Marcos, TX 78666	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	6/8/2043	39.7	39.7	44.8	0.01%
Icebox Cafe, L.C. and Icebox Cafe at Doral,LLC	(#,^)	1855 Purdy Ave, Miami Beach, FL 33139	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/8/2028	572.3	572.3	591.6	0.15%
Camp K-9 Pet Resort & Spa, Inc.	(#,^)	18501 Le Claire Ave, Tinley Park, IL 60478	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/8/2028	5.3	5.3	5.5	—%
Anurag, LLC dba Oakwood Package Store	(#,^)	191-195 Oakwood Ave, West Hartford, CT 06107	Food and Beverage Stores	Term Loan	Fixed	6%	6/6/2043	126.5	126.5	125.2	0.03%
Hardway Inc and A F C Leasing, Inc	(#,^)	12533 S. 73rd East Pl, Bixby, OK 74008	Rental and Leasing Services	Term Loan	Prime plus	2.75%	6/6/2028	212.1	212.1	218.0	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sowells Consulting Engineers, LLC	(#,^)	13430 Northwest Freeway #260, Houston, TX 77040	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/6/2028	14.8	14.8	15.2	—%
Funtime ,LLC dba Indoor Playgrounds International	(#,^)	13200 West Foxfire Dr Ste 144, Surprise, AZ 85378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/5/2028	206.2	206.2	212.0	0.05%
Mastrocinque Restaurant Management Company LLC dba Santionii's Itali	(#,^)	3535 Hwy 17 Unit 14 &15, Fleming Island, FL 32003	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/1/2028	41.3	41.3	44.0	0.01%
Awan Business Management Group LLC, Awan Sign Company lLLC &Awan Promo	(#,^)	14429 South Wallin Dr, Plainfield, IL 60544	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/31/2043	254.3	254.3	287.1	0.07%
Crowley Ventures, LLC	(#,^)	665 Worthington Rd, Westerville, OH 43082	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/29/2028	48.7	48.7	50.3	0.01%
Ocean Breeze Holdings, LLC, Ocean Beach Resort LLC & Ocean Breeze LanC	(#,^)	3 Williams Ave, Mystic, CT 06355	Accommodation	Term Loan	Prime plus	2.75%	5/25/2043	1,245.1	1,245.1	1,405.7	0.36%
Starship, LLC dba Tint World Smyrna	(#,^)	2274 S Atlanta Rd SE, Smyrna, GA 30080	Repair and Maintenance	Term Loan	Prime plus	2.75%	5/25/2043	90.8	90.8	102.5	0.03%
Broadalbin Properties LLC dba Broadalbin Hotel & 1854 Pub & Eatery	(#,^)	59 West Main St, Broadalbin, NY 12025	Accommodation	Term Loan	Prime plus	2.75%	10/25/2043	188.1	188.1	212.3	0.05%
Dream Spa LLC and Dream Spa Greenwich LLC	(#,^)	1220 Post Rd East, Westport, CT 06880	Personal and Laundry Services	Term Loan	Prime plus	2.75%	5/25/2028	72.0	72.0	74.2	0.02%
DMA Equipment LLC	(#,^)	700 Lee St, Elk Grove Village, IL 60007	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	5/24/2043	250.7	250.7	283.1	0.07%
Chem-Flotronics, Inc.	(#,^)	195 Paterson Ave, Little Falls, NJ 07424	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	5/22/2028	65.2	65.2	67.5	0.02%
Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 78550	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	5/16/2028	97.5	97.5	101.9	0.03%
Joshua One Limited Liability Company dba Genesis Personal Fitness	(#,^)	28 North State St Unit 100, Newtown, PA 18940	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	5/16/2043	295.8	295.8	333.9	0.09%
Fireplace Outlet Inc	(#,^)	8216 Main St, Williamsville, NY 14221	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	5/15/2028	11.9	11.9	12.6	—%
Daniel Woodward, DC PLLC dba Doc's Body Shop	(#,^)	3084 N Goliad St, Ste 114, Rockwall, TX 75087	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/11/2028	22.1	22.1	22.7	0.01%

Circle and Square, Inc dba Stamford Kumon	(#,^)	50 Forest St Ste 902, Stamford, CT 06901	Educational Services	Term Loan	Prime plus	2.75%	5/11/2028	29.9	29.9	30.7	0.01%
Baby Gentry's Childcare & Learning Academy	(#,^)	4203 Shenandoah Dr, Dayton, OH 45417	Social Assistance	Term Loan	Prime plus	2.75%	5/10/2028	7.3	7.3	7.6	—%
Buy Gitomer Inc., Gitgo LLC.,GitGo Archives, LLC, and Jeffrey Gitomer	(#,^)	310 Arlington Ave Unit 329, Charlotte, NC 28203	Educational Services	Term Loan	Prime plus	2.75%	5/9/2043	670.9	670.9	757.5	0.19%
Container Shipping, LLC	(#,^)	533 Nova Rd Ste 213B, Ormond Beach, FL 32174	Support Activities for Transportation	Term Loan	Prime plus	2.75%	5/4/2028	32.6	32.6	33.5	0.01%
Wilbur Standford Jr Trucking and Excavating, LLC	(#,^)	7505 North Chases Lake Rd, Watson, NY 13343	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/3/2028	156.5	156.5	166.2	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Olmsted LLC and 626 Van LLC dba Maison Yaki	(#,^)	659 Vanderbilt Ave, Brooklyn, NY 11238	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/1/2029	166.5	166.5	173.9	0.04%
Corona Dance, LLC dba Huracan Dance Studio	(#,^)	480 West Main St, Stamford, CT 06902	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	4/30/2028	7.6	7.6	7.8	—%
Saltamontes Tire Company, LLC	(#,^)	1955 Boston Ave, Brodgeport, CT 06604	Repair and Maintenance	Term Loan	Prime plus	2.75%	4/30/2043	94.3	94.3	106.4	0.03%
Metropolitan Solutions Inc.	(#,^)	1420 Chestnut St, Portsmouth, VA 23704	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/30/2043	163.0	163.0	184.1	0.05%
Brenden Kehren Development LLC	(#,^)	14689 Gemara Rd, Sparta, WI 54656	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/30/2028	1.9	1.9	2.0	—%
Kastoria Inc. dba Bantam Pizza	(#,^)	768 Bantam Rd, Bantam, CT 06750	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/27/2028	9.7	9.7	10.0	—%
Rory James Contracting LLC	(#,^)	33 Bennett Pl, Amityville, NY 11701	Construction of Buildings	Term Loan	Prime plus	2.75%	4/27/2028	10.4	10.4	10.7	—%
Little Angels Daycare and Learning Center LLC	(#,^)	4551 Summit Blvd, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus	2.75%	4/27/2043	147.8	147.8	166.9	0.04%
K&S Hardware LLC	(#,^)	1865 W Wayzata Blvd, Long Lake, MN 55356	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	4/26/2028	14.5	14.5	14.9	—%
Pledge 4 Hope LLC	(#,^)	53 Bayberry Loop South, Purvis, MS 39475	Data Processing, Hosting, and Related Services	Term Loan	Prime plus	2.75%	4/26/2028	9.1	9.1	9.3	—%
LMH Optics LLC dba Sterling Optical	(#,^)	1272 Smallwood Dr West, Waldorf, MD 20603	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	4/26/2028	32.2	32.2	33.1	0.01%
Joe & Sons Service, Inc	(#,^)	855 Atwood Ave, Cranston, RI 02920	Repair and Maintenance	Term Loan	Prime plus	2.75%	4/24/2028	66.6	66.6	71.0	0.02%
Spitnale's Garage LLC	(#,^)	3761 Mahoning Ave, Youngstown, OH 44515	Repair and Maintenance	Term Loan	Prime plus	2.75%	4/20/2043	55.5	55.5	62.7	0.02%
A New Dawn Psychotherapy Associates, LLC	(#,^)	308 E Broad St, Bethlehem, PA 18018	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	4/18/2043	80.5	80.5	90.9	0.02%
Rosemarie Products Company LLC	(#,^)	5400 Crooked Tree Dr, Mason, OH 45040	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	4/18/2028	9.7	9.7	9.9	—%
Veterinary Preventive Care, LLC	(#,^)	945 Riverview Ct, Xenia, OH 45385	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/18/2028	30.1	30.1	31.3	0.01%
Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AZ 71701	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/17/2043	20.7	20.7	23.4	0.01%
Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AR 71701	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/17/2028	25.5	25.5	26.8	0.01%
Southern Oaks Athletic Club, LLC	(#,^)	15253 Shenandoah Ave, BATON ROUGE, LA 70817	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/17/2043	337.3	337.3	380.8	0.10%
Patricia A. Freeman & Samuel C. Freeman dba Teenas Pizza	(#,^)	35 E Main St, Pekin, IN 47165	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/13/2043	38.4	38.4	43.4	0.01%
Precision Components Group Inc	(#,^)	190 Doty Cir, West Springfield, MA 01089	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	4/11/2028	14.5	14.5	15.3	—%
Sexy Nails Center LLC	(#,^)	57 Passaic St, Garfield, NJ 07026	Personal and Laundry Services	Term Loan	Prime plus	2.75%	4/10/2043	186.2	186.2	210.3	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Mark Baker	(#,^)	1653 Evalie Dr, Fairfield, OH 45014	Truck Transportation	Term Loan	Prime plus	2.75%	4/9/2028	6.3	6.3	6.6	—%
Newsome Mobile Notary LLC	(#,^)	8153 12th Ave SW, Seattle, WA 98106	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/5/2028	3.4	3.4	3.5	—%
Shree Lakshminarayyn Grocery Stores LLC	(#,^)	3307 Charles St, Rockford, IL 61108	Gasoline Stations	Term Loan	Prime plus	2.75%	4/5/2043	110.4	110.4	124.6	0.03%
Payne's Environmental Services LLC	(#,^)	5617 Causeway Blvd, Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/30/2028	144.3	144.3	154.0	0.04%
Michael S Brown Physical Therapy, P.C	(#,^)	300 Hempstead Tpke Ste. 3 & 4, Hempstead, NY 11552	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/30/2028	61.8	61.8	65.3	0.02%
Fifth Wheel Truck Stop 001	(#,^)	3767 S Golden State Blvd, Fresno, CA 93725	Gasoline Stations	Term Loan	Prime plus	2.75%	3/30/2043	1,056.4	1,056.4	1,192.7	0.30%
Romancing the Stone	(#,^)	140 Centre of New England Blvd, Coventry, RI 02816	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/30/2043	321.9	321.9	363.4	0.09%
Alaska Industrial Paint LLC	(#,^)	1301 N Post Rd, Anchorage, AK 99501	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/30/2028	79.4	79.4	85.2	0.02%
Alaska Industrial Paint LLC	(#,^)	1301 N Post Rd, Anchorage, AK 99501	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/30/2043	203.8	203.8	230.1	0.06%
GQ Investments,LLC	(#,^)	5772 Miami Lakes Dr East, Miami, FL 33014	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus	2.75%	3/30/2028	134.0	134.0	141.9	0.04%
Kaz Wellness, LLC dba Grounded Wellness Center	(#,^)	104 Clover Court, Bartlett, IL 60103	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/29/2028	10.1	10.1	10.7	—%
Cartwright Termite & Pest Control Inc. and Cartwright Termite &Pest Co	(#,^)	1376 Broadway, El Cajon, CA 92021	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/28/2028	142.2	142.2	151.2	0.04%
Lou & Choo Enterprises Inc.	(#,^)	2101 West Hunting Park Ave, Philadelphia, PA 19140	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/28/2044	100.5	100.5	113.4	0.03%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	1145 13th Ave East, Palmetto, FL 34221	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	3/28/2028	107.5	107.5	114.4	0.03%
Montage Mountain Resorts, LP	(#,^)	1000 Montage Mountain Rd, Scranton, PA 18505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/28/2043	1,147.6	1,147.6	1,295.6	0.33%
Corning Lumber Company Inc & Frank R Close & Son Inc dba True Valley C	(#,^)	111 E. Laurel St, Willows, CA 95988	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	3/28/2028	55.7	55.7	59.6	0.02%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	1145 13th Ave East, Palmetto, FL 34221	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	3/28/2043	205.2	205.2	231.7	0.06%
K.C. Communications, Inc.	(#,^)	2715 Saturn St, Brea, CA 92821	Telecommunications	Term Loan	Prime plus	2.75%	3/27/2028	39.8	39.8	42.5	0.01%
Cable Management, LLC	(#,^)	200 Pratt St, Meriden, CT 06450	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	3/23/2028	51.2	51.2	54.7	0.01%
Aque Investment Group LLC	(#,^)	3838 N. Sam Houston Parkway E, Houston, TX 77032	Real Estate	Term Loan	Prime plus	2.75%	3/23/2028	169.1	169.1	180.7	0.05%
New York Label & Box Corp	(#,^)	50 Oval Dr, Islandia, NY 11749	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	3/23/2043	1,195.8	1,195.8	1,350.0	0.34%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Kajun Martial Arts LLC	(#,^)	36546 Mission St, Prairieville, LA 70769	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/23/2028	14.3	14.3	15.1	—%
Sofasco, Inc	(#,^)	182 Garber Ln, Winchester, VA 22602	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	3/23/2043	86.8	86.8	98.0	0.03%
All Regional Recyclers of Wood LLC dba ARROW	(#,^)	104 Wooster St, Bethal, CT 06801	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	3/23/2028	83.6	83.6	89.0	0.02%
Denton BioFuels LLC and Amercian BioSource, LLC	(#,^)	624 W. University Dr.#359, Denton, TX 76201	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	3/23/2028	61.4	61.4	65.2	0.02%
Shweiki Media Inc dba Study Breaks Magazine	(#,^)	4954 Space Center Dr, San Antonio, TX 78218	Publishing Industries (except Internet)	Term Loan	Prime plus	2.75%	3/23/2028	47.0	47.0	50.2	0.01%
GeoTek Alaska, Inc	(#,^)	2756 Commercial Dr, Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/21/2043	596.6	596.6	673.6	0.17%
Rexco Foods LLC dba Papa John's	(#,^)	18640 Fm 1488 Ste C, Magnolia, TX 77354	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/20/2028	27.1	27.1	28.5	0.01%
RTSP Union LLC	(#,^)	2438 Rte 22 East, Union, NJ 07083	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	9/20/2028	821.4	821.4	876.7	0.22%
Cest Chic Concepts, LLC dba Salon Cest Chic	(#,^)	15231 Hall Station Rd Unit 104, Bowie, MD 20721	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/19/2028	7.2	7.2	7.6	—%
Petroleum Equipment & Services, Inc	(#,^)	5631 Silverado Way Unit G, Anchorage, AK 99518	Support Activities for Mining	Term Loan	Prime plus	2.75%	3/16/2028	159.1	159.1	170.1	0.04%
Camerabots Media, LLC	(#,^)	3081 Bridgeton Court, Woodbridge, VA 22192	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	3/16/2028	9.5	9.5	10.0	—%
Rojenco II,Inc.	(#,^)	4357 Shore Dr, Virginia Beach, VA 23455	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/15/2043	71.0	71.0	80.1	0.02%
Rojenco, Inc. dba Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Rd, Williamsburg, VA 23188	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/15/2043	476.4	476.4	537.9	0.14%
Rojenco II, Inc.	(#,^)	4357 Shore Dr, Virginia Beach, VA 23455	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/15/2043	369.5	369.5	417.1	0.11%
Rojenco, Inc. dba The Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Rd, Williamsburg, VA 23188	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/15/2043	71.0	71.0	80.1	0.02%
Dante Ultimate Cleaning Service LLC	(#,^)	16969 River Park Dr, Covington, LA 70345	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/9/2028	6.5	6.5	6.9	—%
SRG Waterfront LLC	(#,^)	88 District Square SW, Washington, DC 20005	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/9/2028	185.1	185.1	195.2	0.05%
Unpainted Arizona, LLC dba Westside Bowl	(#,^)	2617 Mahoning Ave, Youngstown, OH 44509	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	8/7/2043	96.4	96.4	108.8	0.03%
BC Bishop Enterprises LLC dba 9Round Pooler	(#,^)	105-107 Grand Central Blvd, Pooler, GA 31322	Educational Services	Term Loan	Prime plus	2.75%	3/2/2028	5.1	5.1	5.4	—%
Urban Fitness Group LLC dba Crunch Fitness Group LLC	(#,^)	2800 S IH-35, Ste 220, Round Rock, TX 78681	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/28/2028	140.9	140.9	150.6	0.04%
Merciful Heavenly Homes, LLC	(#,^)	401 Dillar's Mill Rd, Tyner, NC 27980	Nursing and Residential Care Facilities	Term Loan	Fixed	8%	2/28/2043	60.8	60.8	61.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

The Law Offices of Samuel R Miller LLC	(#,^)	7405 Lake Worth Rd, Lake Worth, FL 33467	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/28/2043	109.1	109.1	123.1	0.03%
Connie Engelbrecht	(#,^)	20640 Raven Dr, Eagle River, AK 99577	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	2/28/2028	1.9	1.9	2.0	—%
Betty's Catering Corp, Betty's Decoration & Wedding Center Inc.	(#,^)	94-33 Corona Ave, Corona, NY 11373	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/26/2043	325.6	325.6	367.6	0.09%
Jackpine Technologies Corporation	(#,^)	1 Mill & Main Pl., Ste 330, Maynard, MA 01754	Publishing Industries (except Internet)	Term Loan	Prime plus	2.75%	2/22/2028	23.3	23.3	24.9	0.01%
Crossfit iQ LLC	(#,^)	342 Pike Rd Ste 27, West Palm Beach, FL 33411	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/21/2028	26.7	26.7	28.3	0.01%
Town & Country Transportation Co.	(#,^)	191-193 Arch St, New Britain, CT 06051	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	2/16/2028	41.5	41.5	44.3	0.01%
Lulinjett LLC dba All American Printing & Design	(#,^)	4621 Bayshore Rd, Fort Myers, FL 33917	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	2/14/2043	97.4	97.4	110.0	0.03%
JumboMarkets, Inc.	(#,^)	15500 SW Trail Dr, Indiantown, FL 34956	Food and Beverage Stores	Term Loan	Prime plus	2.75%	2/13/2028	130.5	130.5	138.1	0.04%
Margab Inc dba Smoothie King	(#,^)	14200 SW 8th St Unit #102, Miami, FL 33184	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/13/2028	2.2	2.2	2.3	—%
Tony Herring & Associates, Inc.	(#,^)	211 West Camellia Dr, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	2/9/2028	5.2	5.2	5.5	—%
Apps Inc., Market Share, and Singular Leaseholdings LLC	(#,^)	80 Main St, Old Saybrook, CT 06475	Telecommunications	Term Loan	Prime plus	2.75%	2/8/2028	378.3	378.3	398.3	0.10%
Macrotech Integrated Management Solutions dba Extreme Lawn Care	(#,^)	2425 Durrance LN, Ormond Beach, FL 32174	Repair and Maintenance	Term Loan	Prime plus	2.75%	2/5/2028	7.5	7.5	8.1	—%
Midlothian Hardware Inc dba Grills True Value	(#,^)	4751 West 147th St, Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	2/2/2028	9.4	9.4	10.1	—%
Rocco'sLandscaping LLC	(#,^)	151 Kitts Ln, Newington, CT 06111	Administrative and Support Services	Term Loan	Prime plus	2.75%	1/31/2043	68.6	68.6	77.4	0.02%
USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	2290 NW 21st Tr, Miami, FL 33142	Repair and Maintenance	Term Loan	Prime plus	2.75%	1/31/2028	9.3	9.3	9.8	—%
WydeBodi, LLC dba Wyde Bodi Auto Tags	(#,^)	706 North 37th St, Philadelphia, PA 19104	Support Activities for Transportation	Term Loan	Prime plus	2.75%	1/30/2043	43.5	43.5	49.1	0.01%
New Phaze Packaging Inc	(#,^)	9533 Irondale Ave, Los Angeles, CA 91311	Paper Manufacturing	Term Loan	Prime plus	2.75%	1/26/2043	877.4	877.4	990.6	0.25%
Concrete Services LLC and James Ward	(#,^)	24 County Rd 901, Jemison, AL 35085	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	1/25/2028	58.5	58.5	62.1	0.02%
Flair Interiors, Inc dba Giant Don's Flooring America	(#,^)	7725 Old Seward Hwy, Anchorage, AK 99518	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	1/24/2028	85.4	85.4	91.3	0.02%
Lavish Specs Inc	(#,^)	262 Glen St, Glen Cove, NY 11542	Machinery Manufacturing	Term Loan	Prime plus	2.75%	1/19/2028	4.7	4.7	4.9	—%
Weeping Willow Kennels, Inc.	(#,^)	6041 Hammond School Rd, Salisbury,, MD 21804	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/19/2028	6.5	6.5	7.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

MedWorxs Inc.	(#,^)	6857 Timbers Dr., Evergreen, CO 80439	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/18/2028	48.9	48.9	51.5	0.01%
Lou & Choo Enterprises Inc dba Lou & Choo Lounge	(#,^)	2101,2103 & 2105 West Hunting Park Ave, Philadelphia, PA 19140	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/18/2043	105.7	105.7	119.3	0.03%
Specialized Dairy Processors LLC and Nathaly Zapata	(#,^)	2200 N Commerce Parkway, Weston, FL 33326	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/16/2028	44.5	44.5	46.8	0.01%
Work of Heart Inc dba Little Nest Portraits	(#)	1000 Merdian Blvd, Ste 112, Franklin, TN 37067	Professional, Scientific, and Technical Services	Term Loan	Fixed	7.5%	1/10/2028	3.2	3.2	3.1	—%
Crad Holding LLC dba Neighborhood Laundry of Bloomfield	(#,^)	60 Dodd St, Bloomfield, NJ 07003	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/5/2028	38.2	38.2	40.2	0.01%
Sandfree Systems LLC	(#,^)	116 Cricket Ave Ste B, Ardmore, PA 19003	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	1/5/2028	4.7	4.7	5.0	—%
Social Link LLC	(#,^)	41Peabody St, Nashville, TN 37210	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/29/2027	6.9	6.9	7.2	—%
Farec, Inc	(#)	30250 W Nine Mile Rd, Farmington, MI 48336	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	7.5%	12/29/2042	242.4	242.4	244.3	0.06%
Muckamuck Trucks, Inc.	(#,^)	510 S Spring St, Ukiah, CA 95482	Truck Transportation	Term Loan	Prime plus	2.75%	12/22/2027	8.4	8.4	8.9	—%
O'Rourke's Diner, LLC	(#,^)	728 Main St, Middleton, CT 06457	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/22/2027	2.3	2.3	2.4	—%
Landmark Ventures USA Inc	(#,^)	475 Park Ave South 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus	2.75%	12/22/2027	38.3	38.3	40.2	0.01%
Salida Family Chiropractic-PPLC dba Salida Sport and Spine	(#,^)	203 G St, Salida, CO 81201	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/22/2027	7.4	7.4	7.7	—%
DHD Enterprise LLC dba Edible Arrangements #1699	(#,^)	828 Washington Ave, Miami Beach, FL 33139	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	12/21/2027	14.3	14.3	15.1	—%
Blue Lagoon Resort, LLC dba Hill View Cottages	(#,^)	3670 Lake Shore Dr, Lake George, NY 12845	Accommodation	Term Loan	Prime plus	2.75%	12/21/2042	172.0	172.0	194.2	0.05%
CT Auto Spa LLC	(#,^)	39 Albany Turnpike, West Simsbury, CT 06092	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/21/2027	131.0	131.0	139.7	0.04%
DBMS Consulting, Inc.	(#,^)	164 West 83rd St- Units 1F/1P, New York, NY 10024	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/20/2027	52.0	52.0	55.2	0.01%
Auto Excellance of Fort Myers Inc.	(#,^)	3105 Fowler St, Fort Myers, FL 33901	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	12/19/2042	97.0	97.0	109.5	0.03%
Legion Bowl, Inc & Legion Pub Inc	(#,^)	661 Park St, Cranston, RI 02910	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/15/2042	302.1	302.1	341.1	0.09%
Peanut Butter & Co., Inc	(#,^)	119 West 57th St, Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/15/2027	138.2	138.2	145.1	0.04%
AADJ Empire Inc and AADJ Galaxy Inc.	(#,^)	1599 Post Rd, Warwick, RI 02888	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/14/2042	165.5	165.5	186.8	0.05%
Heung Kyun Im	(#,^)	6235 Conlan Bay Dr, Houston, TX 77041	Nonstore Retailers	Term Loan	Prime plus	2.75%	12/14/2027	9.5	9.5	9.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

KR Calvert & Co, LLC	(#,^)	1620 Westgate Cir Ste 100, Brentwood, TN 37027	Transit and Ground Passenger Transportation	Term Loan	Fixed	7.5%	12/14/2027	287.2	287.2	282.4	0.07%
Atlas Geo-Constructors, LLC	(#,^)	3466 Thomasville Rd, Winston Salem, NC 27107	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/14/2027	204.4	204.4	217.3	0.06%
Royalty Freight Inc	(#,^)	3728 W Mckinley Ave, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus	2.75%	12/14/2027	406.1	406.1	426.3	0.11%
Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Dr, Memphis, TN 38134	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/13/2042	80.1	80.1	90.5	0.02%
Hardway Inc & AFC Leasing Inc	(#,^)	12533 S. 73rd E. Pl, Bixby, OK 74008	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/13/2027	280.7	280.7	294.6	0.08%
Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 78550	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	12/12/2027	282.2	282.2	300.0	0.08%
A-1 Van Services Inc	(#,^)	154 Sandy Creek Rd, Verona, PA 15147	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	12/12/2027	460.4	460.4	489.8	0.13%
Big Picture Group LLC	(#,^)	935 N La Jolla, Los Angeles, CA 90046	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/12/2027	261.2	261.2	275.6	0.07%
Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC	(#,^)	1120 Wren School Rd, Piedmont, SC 29673	Gasoline Stations	Term Loan	Prime plus	2.75%	12/12/2027	29.8	29.8	31.2	0.01%
LPB LPB Property Management Inc dba Wilderness View Cabins & Ellijay C	(#,^)	498 Wilderness View, Chatsworth, GA 30705	Real Estate	Term Loan	Prime plus	2.75%	12/12/2042	30.7	30.7	34.7	0.01%
AV Strategy Inc	(#,^)	9468 American Eagle Way Ste 100, Orlando, FL 32837	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/8/2027	299.1	299.1	316.7	0.08%
Clear Sound Communications, Inc	(#,^)	680 Old Medford Ave, Medford, NY 11763	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/8/2027	2.3	2.3	2.4	—%
ODS Inc	(#,^)	626 N Delsea Dr, Glassboro, NJ 08028	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/6/2027	30.0	30.0	31.8	0.01%
Healthcare Interventions, Inc dba Brightstar Healthcare of & Brightsta	(#,^)	5300 W. Atlantic Ave. Ste 501, Delray Beach, FL 33484	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/4/2027	9.2	9.2	9.6	—%
Oil Palace, Inc.	(#,^)	10408 Hwy 64 East, Tyler, TX 75707	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	12/4/2042	933.2	933.2	1,053.6	0.27%
Salud Bar & Grill LLC	(#,^)	1413 Bushwick Ave, Brooklyn, NY 11207	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/1/2027	34.5	34.5	36.2	0.01%
Linda Jean Howard Riley dba The Rusty Bolt	(#,^)	22345 W. Rt 66, Seligman, AZ 86337	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	12/1/2042	19.2	19.2	21.6	0.01%
Square1 Partners, LLC	(#,^)	1088 Greenbriar Ln, Northbrook, IL 60062	Publishing Industries (except Internet)	Term Loan	Prime plus	2.75%	12/1/2027	38.1	38.1	40.0	0.01%
WTI Distribution Inc	(#,^)	5491 E Francis St, Ontario, CA 91761	Support Activities for Transportation	Term Loan	Prime plus	2.75%	11/30/2027	24.2	24.2	25.7	0.01%
Our Playhouse Preschool, LLC	(#,^)	3501 NC Hwy 54 W, Chapel hill, NC 27516	Social Assistance	Term Loan	Prime plus	2.75%	11/29/2042	214.0	214.0	241.6	0.06%
OPH Lexington, Inc	(#,^)	235 Walton Ave, Lexington, KY 40502	Social Assistance	Term Loan	Prime plus	2.75%	11/29/2042	174.1	174.1	196.6	0.05%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Beacon Brewing LLC and C' Sons, LLC	(#,^)	700 Lincoln St, Lagrange, GA 30204	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/27/2042	115.7	115.7	130.6	0.03%
Webtez Inc dba Mod Vans	(#,^)	920 Graves Ave, Oxnard, CA 93003	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	11/22/2027	42.4	42.4	44.5	0.01%
Step Up Academy of the Arts, LLC	(#,^)	2258A Wigwam Parkway, Henderson, NV 89074	Educational Services	Term Loan	Prime plus	2.75%	11/22/2027	9.5	9.5	10.0	—%
JMD Corporation dba Dart's True Value	(#,^)	121 South Main St, Payette, ID 83661	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	11/22/2027	11.3	11.3	12.0	—%
Cali Fit Meals	(#,^)	3450 East Orangethrope Ave, Anaheim, CA 92806	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/21/2027	13.6	13.6	14.5	—%
PB Market LLC dba Pure Barre	(#,^)	164-C Market St, Charleston, SC 29401	Educational Services	Term Loan	Prime plus	2.75%	11/21/2027	65.7	65.7	68.9	0.02%
Grumpy's Restaurant Company, LLC	(#,^)	834 Kingsley Ave, Orange Park, FL 32073	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/21/2027	43.0	43.0	45.2	0.01%
B Lam LLC	(#,^)	9419 Kenwood Rd, Cincinnati, OH 45242	Personal and Laundry Services	Term Loan	Prime plus	2.75%	11/20/2042	165.2	165.2	186.5	0.05%
Southern Specialty Contractor, LLC & Ronald David Holbrook Jr.	(#,^)	1990 Flippen Rd, Stockbridge, GA 30281	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	11/17/2027	32.1	32.1	33.7	0.01%
Maya Motel, LLC dba Town House Motel	(#,^)	1701 Washington Ave, Waco, TX 76701	Accommodation	Term Loan	Prime plus	2.75%	11/17/2042	51.9	51.9	58.6	0.01%
H & H Hotshot Services, Inc.	(#,^)	5455 N. 51st Ave Ste 30, Glendale, AZ 85301	Couriers and Messengers	Term Loan	Prime plus	2.75%	11/16/2027	42.4	42.4	44.7	0.01%
J R Wholesale Tires & Auto Center, LLC	(#,^)	822 Cameron Ln, Lugoff, SC 29078	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	11/15/2042	11.8	11.8	13.4	—%
Auto Rx LLC,J&P Auto Repair Inc	(#,^)	91 & 95 Woodbury Rd, Hicksville, NY 11801	Repair and Maintenance	Term Loan	Prime plus	2.75%	11/15/2042	178.8	178.8	201.9	0.05%
Marcaco LLC	(#,^)	124 Lincoln Ave, Colonie, NY 12205	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	11/15/2042	495.6	495.6	559.6	0.14%
Paramount Dance Studios Inc. and Homestead Dance Supply	(#,^)	112 N Krome Ave, Homestead, FL 33030	Educational Services	Term Loan	Prime plus	2.75%	10/14/2043	431.6	431.6	487.3	0.12%
Wing King at the Gardens LLC	(#,^)	4235 South Fort Apache Rd, Ste 250, Las Vegas, NV 89147	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/10/2027	5.9	5.9	6.2	—%
JNP Delivery Inc	(#,^)	4500 North Providence # 7, Appleton, WI 54913	Couriers and Messengers	Term Loan	Fixed	6%	11/7/2027	5.9	5.9	5.8	—%
His Loving Hands Christian Academy, Inc.	(#,^)	15020 Harrison St, Miami, FL 33176	Social Assistance	Term Loan	Prime plus	2.75%	11/6/2042	83.6	83.6	94.4	0.02%
Sterling Campbell Insurance Agency, Inc	(#,^)	36359 North Gantzel Rd Ste 102, San Tan Valley, AZ 85140	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	11/3/2027	4.5	4.5	4.8	—%
S & S Auto Body Shop Inc.	(#,^)	5001 W. Clay St, Richmond, VA 23230	Repair and Maintenance	Term Loan	Prime plus	2.75%	11/3/2042	59.1	59.1	66.7	0.02%
Rachael Reel dba Rachel Reel Insurance Age	(#,^)	208 Bank St, Lenoir, TN 37771	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	10/31/2027	4.5	4.5	4.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

The Five Lakes LLC	(#,^)	13705 Holmes Rd, Kansas City, MO 64154	Educational Services	Term Loan	Prime plus	2.75%	10/30/2042	432.1	432.1	487.8	0.12%
Die Hard Used Car Sales	(#,^)	1668 West Grand Ave, Phoenix, AZ 85007	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	10/30/2042	51.4	51.4	58.1	0.01%
Sage Oil LLC	(#,^)	8913 Egyptian Ave, Las Vegas, NV 89143	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	10/27/2027	6.0	6.0	6.3	—%
Ashore Ventures Inc dba PuroClean Professional Restoration	(#,^)	909 SE Everett Mall Way Ste A-140, Everett, WA 98208	Repair and Maintenance	Term Loan	Prime plus	2.75%	10/27/2027	8.7	8.7	9.2	—%
Suzie LLC dba Tony D's Restaurant	(#,^)	92 Huntington St, New London, CT 06320	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/25/2042	79.6	79.6	89.8	0.02%
Schafer Fisheries Inc	(#,^)	21985 Waller Rd, Fulton, IL 61252	Food Manufacturing	Term Loan	Prime plus	2.75%	10/25/2027	24.8	24.8	26.4	0.01%
Grand Blanc Lanes, Inc.	(#,^)	5301 S. Saginaw Rd, Flint, MI 48507	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	10/25/2027	9.0	9.0	9.5	—%
The Jig, LLC	(#,^)	3115 Camp Phillips Rd, Wausau, WI 54403	Food Services and Drinking Places	Term Loan	Fixed	8.25%	10/24/2042	23.4	23.4	23.6	0.01%
Island Refrigeration & AC Inc	(#,^)	3201 Flagler Ave, Unit 510 & 511, Key West, FL 33040	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/18/2042	120.5	120.5	136.1	0.03%
H and K Dry Cleaning LLC ,Quintero Shopping Center LLC,Aqua Laundry, L	(#,^)	1227 Burnside Ave, East Hartford, CT 06108	Electronics and Appliance Stores	Term Loan	Fixed	7.88%	10/17/2042	59.1	59.1	59.8	0.02%
Blueridge Armor LLC	(#,^)	1495 Hwy 74-A Bypass, Ste 150192, Spindale, NC 28160	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	10/17/2027	4.9	4.9	5.2	—%
Cortez Landscaping, LLC	(#,^)	4 Powder Rd, Norwalk, CT 06854	Administrative and Support Services	Term Loan	Prime plus	2.75%	10/13/2027	11.5	11.5	12.1	—%
On Call Services LLC	(#,^)	15060 281St Ave NW, Zimmerman, MN 55398	Construction of Buildings	Term Loan	Prime plus	2.75%	10/13/2027	10.9	10.9	11.6	—%
Ains Holding Company LLC	(#,^)	122 W. 26th St, New York, NY 10001	Management of Companies and Enterprises	Term Loan	Prime plus	2.75%	10/2/2027	67.1	67.1	70.6	0.02%
Threads of Time LLC	(#,^)	207 S Buchanan St, Danville, IL 61832	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	9/29/2042	124.8	124.8	140.9	0.04%
Harco Metal Products Inc	(#,^)	7895 East Acoma Dr Ste 102, Scottsdale, AZ 85260	Primary Metal Manufacturing	Term Loan	Prime plus	2.75%	9/29/2042	447.2	447.2	504.9	0.13%
Dan Cline Transport Inc.	(#,^)	501 State Dr, Mount Vernon, MO 65712	Truck Transportation	Term Loan	Prime plus	2.75%	9/29/2030	705.7	705.7	768.0	0.20%
Pets A Go Go LLC	(#,^)	589 North State Rd, Briarcliff Manor, NY 10510	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/28/2042	181.2	181.2	204.6	0.05%
Rhode Island Tennis Management LLC	(#,^)	636 Centerville Rd, Warwick, RI 02886	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/28/2042	513.1	513.1	579.3	0.15%
Nicholson Lumber Co Inc.	(#,^)	377 Main St, Nicholson, PA 18446	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	9/28/2030	154.0	154.0	169.3	0.04%
Rhode Island Tennis Management LLC	(#,^)	636 Centerville Rd, Warwick, RI 02886	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/28/2042	357.3	357.3	403.4	0.10%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Inspirations Food Design, Inc	(#,^)	1338 Memorial Ave, West Springfield, MA 01089	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/26/2042	423.0	423.0	477.6	0.12%
JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn	(#,^)	4864 Arthur Kill Rd Units 102,103,104 & 105, Staten Island, NY 10309	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/22/2027	13.2	13.2	13.8	—%
KB Waterjet Cutting LLC	(#,^)	4330 Parker Ln, Addis, LA 70710	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/22/2027	6.0	6.0	6.3	—%
Sallee Pro-Custom Fabrication Shop LLC	(#,^)	8865 North County Rd 600 W, Scipio, IN 47273	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/21/2027	5.3	5.3	5.6	—%
CR Park Incorporated dba Define Body and Mind	(#,^)	49 W. Allandale Ave, Allendale, NJ 07401	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/20/2027	21.6	21.6	22.9	0.01%
Insight Diagnostic Technologist Services	(#,^)	2030 Forest Ave, Ste 110, San Jose, CA 95128	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/20/2027	194.5	194.5	204.7	0.05%
Sound Manufacturing, Inc. & Monster Power Equipment, Inc.	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/20/2027	117.2	117.2	124.5	0.03%
Stone's Construction and Remodeling, LLC	(#,^)	5210 Kaylin Dr, Akron, OH 44319	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/19/2027	3.1	3.1	3.2	—%
Li Family Spokane LLC	(#,^)	21 E. Lincoln Rd, Spokane, WA 99208	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/15/2042	349.1	349.1	394.1	0.10%
Alaska Motor Home Inc	(#,^)	6633 Brayton Dr, Anchorage, AK 99507	Rental and Leasing Services	Term Loan	Prime plus	2.75%	9/13/2027	204.3	204.3	213.8	0.05%
Nails By Mercede LLC	(#,^)	2994 and 2996 Edgewater Dr, Orlando, FL 32804	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/13/2027	8.4	8.4	8.9	—%
Town & Country Transportation Co. and Popco, LLC.	(#,^)	191 Arch St, New Britain, CT 06051	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	9/12/2042	153.0	153.0	172.8	0.04%
Rajbai Maa Inc. dba Nara Lounge	(#,^)	244-252 Atwells Ave, Providence, RI 02903	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/12/2042	354.8	354.8	400.6	0.10%
Health & Performance Center, LLC	(#,^)	1862 Craigshire Rd, Saint Louis, MO 63146	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/11/2027	12.0	12.0	12.6	—%
Morgan Lynn Kerstetter dba Catherine School of Dance	(#,^)	315 Mill St 3rd Floor, Danville, PA 17821	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	9/11/2027	4.4	4.4	4.7	—%
Foxtail, LLC and Tottly New Services Corp	(#,^)	1481 Highland Ave, Cheshire, CT 06410	Social Assistance	Term Loan	Prime plus	2.75%	9/8/2042	264.4	264.4	298.5	0.08%
South Fulton Landscape & Nursery, Inc.	(#,^)	3415 Enon Rd, College Park, GA 30349	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	9/7/2042	90.8	90.8	102.5	0.03%
Crazy Beatz Productions LLC	(#,^)	20014 NE 138th St, Kearney, MO 64060	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	3.75%	9/7/2027	3.2	3.2	3.4	—%
Big Coop's Trucking LLC	(#,^)	3066 Misty Creek Dr., Swartz, MI 48473	Truck Transportation	Term Loan	Prime plus	2.75%	9/1/2027	58.8	58.8	62.4	0.02%
Parlay Disributors LLC	(#,^)	20 Medford Ave, Ste 104, Patchogue, NY 11772	Educational Services	Term Loan	Prime plus	2.75%	8/25/2027	64.5	64.5	67.7	0.02%
Lake County Tow LLC	(#,^)	15409 Country Rd 565A, Clermont, FL 34711	Support Activities for Transportation	Term Loan	Prime plus	2.75%	8/25/2042	79.3	79.3	89.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Delicias de Minas Restaurant, LLC	(#,^)	168-170 McWhorter St, Newark, NJ 07105	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/22/2027	112.5	112.5	119.6	0.03%
L&V Auto Sales, Inc.	(#,^)	1504 West Franklin Blvd., Gastonia, NC 28052	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	8/21/2027	10.5	10.5	11.1	—%
Tony Herring & Associates, Inc	(#,^)	211 West Camellia Dr, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	8/17/2027	4.4	4.4	4.6	—%
Chester's World Enterprise LLC	(#,^)	140 W Alameda Dr, Ste 104, Tempe, AZ 85282	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	8/16/2027	13.1	13.1	13.8	—%
D'Amato & Sons Construction, Inc.	(#,^)	117 Oak St, Amityville, NY 11701	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/11/2027	4.8	4.8	5.1	—%
L & J Corporate Services Inc	(#,^)	866 NW 110th Ave, Coral Springs, FL 33071	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/4/2027	3.0	3.0	3.1	—%
Work of Heart Inc dba Little Nest Portraits	(#,^)	1000 Merdian Blvd, Ste 112, Franklin, TN 37067	Professional, Scientific, and Technical Services	Term Loan	Fixed	7.5%	7/28/2027	24.9	24.9	24.5	0.01%
Sharon G McMillen, MA Psychologist, Inc.	(#,^)	216 West Main St, Kingwood, WV 26537	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	7/28/2027	10.6	10.6	11.1	—%
HQTRONIC LLC	(#,^)	10135 S. Roberts Rd, Ste. 209, Palos Hills, IL 60465	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	7/27/2027	12.9	12.9	13.5	—%
Oberon IT, Inc.	(#,^)	1404 W. Walnut Hill Ln, Irving, TX 75038	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/26/2027	125.3	125.3	132.3	0.03%
Gilles Peress Studio LLC	(#,^)	76 Lafayette Ave, Brooklyn, NY 11217	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/25/2027	35.2	35.2	36.8	0.01%
Lil Tots' Learning Center LLC	(#,^)	3042 S 78th St, Tampa, FL 33619	Social Assistance	Term Loan	Prime plus	2.75%	7/21/2042	23.5	23.5	26.5	0.01%
Obok LLC	(#,^)	2720 S. Havana St., Unit H, Aurora, CO 80014	Food Manufacturing	Term Loan	Prime plus	2.75%	7/21/2027	6.9	6.9	7.3	—%
Aitheras Aviation Group, LLC(OH) , Aitheras Aviation Group, LLC(FL)	(#,^)	2301 N Marginal Rd, Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus	2.75%	7/18/2027	472.2	472.2	494.7	0.13%
Wildflour Bakery & Cafe, LLC	(#,^)	5137 Clareton Dr, Ste 100,110 & 120, Agoura Hills, CA 91301	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/17/2027	12.8	12.8	13.6	—%
Koep Companies dba Pipestone True value	(#,^)	207 East Main St, Pipestone, MN 56164	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	7/14/2042	295.3	295.3	333.3	0.09%
J. T. O'Neill Company, L.L.C	(#,^)	19972 Willowin Farm Ln, Purcellville, VA 20132	Real Estate	Term Loan	Prime plus	2.75%	6/30/2027	8.4	8.4	8.8	—%
New Chicago Wholesale Bakery Inc.	(#,^)	795 Touhy Ave, Elk Grove Village, IL 60007	Food Manufacturing	Term Loan	Prime plus	2.75%	6/30/2027	9.4	9.4	9.9	—%
J&M Civil Construction Services LLC	(#,^)	1221 County Rd 4371, Decatur, TX 76234	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/30/2027	60.1	60.1	62.9	0.02%
BQRS, Inc. DBA Gresham Meineke Car Care Center	(#,^)	18081 SE Division St, Portland, OR 97236	Repair and Maintenance	Term Loan	Fixed	0%	6/30/2027	46.5	46.5	45.8	0.01%
Intellixion LLC	(#,^)	7447 Egan Dr, Ste 110 A, Savage, MN 55378	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/29/2027	2.1	2.1	2.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Best Bees Company	(#,^)	839 Albany St, Boston, MA 02119	Animal Production and Aquaculture	Term Loan	Prime plus	2.75%	6/29/2027	12.7	12.7	13.2	—%
Oakhill Farms, LLC	(#,^)	15 Carl St, Johnston, RI 02919	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/29/2030	70.1	70.1	77.0	0.02%
Stiegelbauer Associates Inc.	(#,^)	63 Flushing Ave, Unit 101, Building 280, Brooklyn, NY 11205	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/29/2027	173.5	173.5	183.9	0.05%
Foxhop Fitness, LLC	(#,^)	4211 NW Federal Hwy, Jensen Beach, FL 34957	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/28/2027	51.2	51.2	53.6	0.01%
Old Dominion Transportation Group, Inc.	(#,^)	2510 Hunters Pl, Ste 202, Woodbridge, VA 22192	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	6/28/2027	699.2	699.2	731.9	0.19%
Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	(#,^)	211 East 25th St, Norfolk, VA 23504	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	6/27/2030	172.0	172.0	188.5	0.05%
Ains Holding Company, LLC	(#,^)	122 West 26th St, New York, NY 10001	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/26/2027	810.0	810.0	847.7	0.22%
Vella Construction Enterprises, Inc. dba Vella Construction	(#,^)	318 28th Ave, San Mateo, CA 94403	Construction of Buildings	Term Loan	Prime plus	2.75%	6/23/2027	12.7	12.7	13.2	—%
Northern Industries, LLC	(#,^)	W 5585 Dehart Dr, Tomahawk, WI 54484	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	6/23/2042	52.5	52.5	59.2	0.02%
Scarlet Spartan Inc.dba FastSigns of Brighton	(#,^)	533 W. Grand River Ave, Brighton, MI 48116	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/19/2027	5.8	5.8	6.2	—%
Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	(#,^)	11535 Carmel Commons Blvd. Ste 200, Charlotte, NC 28226	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/16/2042	361.1	361.1	407.7	0.10%
All Regional Recyclers of Wood LLC dba ARROW,Superior Carting,LLC dba	(#,^)	104 Wooster St, Bethel, CT 06801	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	6/15/2042	280.2	280.2	316.3	0.08%
Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	(#,^)	577 Main Ave 166 Getty Ave, Paterson, NJ 07055	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/14/2042	83.5	83.5	94.2	0.02%
ESA 365 Corp and Lucathor Realty LLC	(#,^)	2420 Grand Ave, Baldwin, NY 11520	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/14/2042	20.3	20.3	22.9	0.01%
Susan Hughes dba Aloha Junction B and B	(#,^)	19-4037 Olapalapa Rd, Volcano, HI 96785	Accommodation	Term Loan	Prime plus	2.75%	6/14/2042	55.6	55.6	62.8	0.02%
Hull's Kitchen, LLC and HK Too, LLC	(#,^)	19 Hull Shore Dr, Hull, MA 02045	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/14/2042	90.5	90.5	102.1	0.03%
Skydive California, LLC	(#,^)	25001 S Kasson Rd, Tracy, CA 95301	Educational Services	Term Loan	Prime plus	2.75%	6/2/2027	30.8	30.8	32.7	0.01%
SCW, LLC dba Arthur Murray Dance Studio	(#,^)	2383 Old Dixwell Ave, Hamden, CT 06518	Educational Services	Term Loan	Prime plus	2.75%	6/2/2042	131.7	131.7	148.7	0.04%
Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder	(#,^)	246 East Belt Blvd, Richmond, VA 23224	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	6/1/2042	41.2	41.2	46.5	0.01%
Funtime, LLC and Universal Entertainment Group LLC	(#,^)	13200 W. Foxfire Dr #144, Surprise, AZ 85387	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	5/31/2027	47.9	47.9	50.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Ricnet III, Inc. dba Edible Arrangements	(#,^)	716 Foxcroft Ave, Martinsburg, WV 25401	Food and Beverage Stores	Term Loan	Prime plus	2.75%	5/31/2027	8.1	8.1	8.5	—%
Haroon Baig,Inc.dba US1 Petrol	(#,^)	1280-1290 Dixwell Ave, Hamden, CT 06514	Gasoline Stations	Term Loan	Prime plus	2.75%	5/31/2042	237.7	237.7	268.4	0.07%
Sage Oil LLC	(#,^)	8913 Egyptian Ave, Las Vegas, NV 89143	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	5/31/2027	12.5	12.5	13.1	—%
Eagle Wood Works LLC	(#,^)	1448 Horsehead Rd, Lugoff, SC 29078	Furniture and Related Product Manufacturing	Term Loan	Prime plus	2.75%	5/26/2027	6.6	6.6	7.0	—%
Hurricane Group, Inc.	(#,^)	1357 Ashford Ave Ste 429, San Juan, PR 09070	Other Information Services	Term Loan	Prime plus	2.75%	5/26/2027	48.2	48.2	50.3	0.01%
Swantown Inn & Spa LLC	(#,^)	1431 11th Ave SE, Olympia, WI 98501	Accommodation	Term Loan	Prime plus	2.75%	5/26/2042	114.5	114.5	129.2	0.03%
Chet Lemon Enterprises LLC dba All American Sports	(#,^)	1544 Ln Park Cutoff, Tavares, FL 32778	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	5/26/2042	714.7	714.7	806.9	0.21%
Beyond Waves A Unique Salon LLC and Lori Ann Carlson	(#,^)	2290 Foxon Rd Rte 80, North Branford, CT 06471	Personal and Laundry Services	Term Loan	Prime plus	2.75%	5/25/2027	0.2	0.2	0.2	—%
Abdul Naushad MD PC dba Advanced Pain Centers	(#,^)	2865 James Blvd, Poplar Bluff, MO 63901	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/25/2042	370.2	370.2	418.0	0.11%
Locavore LLC dba Paloma Restaurant	(#,^)	401 S. Guadalupe St, Santa Fe, NM 87501	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/25/2027	27.8	27.8	29.1	0.01%
Innovim, LLC	(#,^)	6401 Golden Triangle Dr Ste 200, Greenbelt, MD 20770	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/24/2027	161.2	161.2	168.2	0.04%
Hayden Trucking LLC	(#,^)	11540 Eagle Vista Dr, Fort Worth, TX 76179	Truck Transportation	Term Loan	Prime plus	2.75%	5/19/2027	80.5	80.5	85.3	0.02%
Tres K Deli,Grocery,Fruit and Meat Inc.	(#,^)	125 West Tremont Ave, Bronx, NY 10453	Food and Beverage Stores	Term Loan	Prime plus	2.75%	5/19/2027	4.6	4.6	4.8	—%
Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	(#,^)	132 North Wellwood Ave, Lindenhurst, NY 11757	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/19/2042	524.5	524.5	592.2	0.15%
Bay Car Wash LLC	(#,^)	952 South Commercial St and West Magnolia, Aransas Pass, TX 78336	Repair and Maintenance	Term Loan	Prime plus	2.75%	5/18/2042	108.9	108.9	123.0	0.03%
Waterford Plumbing Co, Inc.	(#,^)	2425 W. Cuyler Ave, Chicago, IL 60618	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/18/2027	27.8	27.8	29.1	0.01%
Mr. B's Bicycles & Mopeds, Inc.	(#,^)	1870 S. 4th Ave, Yuma, AZ 85364	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	5/18/2042	132.1	132.1	149.2	0.04%
Computech Computers Inc.	(#,^)	40-24 76th St, Office #2B, Elmhurst, NY 11373	Educational Services	Term Loan	Prime plus	2.75%	5/17/2027	27.8	27.8	29.0	0.01%
Arco Electrical Contractors Inc. dba Arco Construction Group	(#,^)	22-24 South Seventh St, Elizabeth, NJ 07202	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/16/2027	194.2	194.2	204.8	0.05%
5 Stars Learning Center Inc	(#,^)	14 Paine Ave, Irvington, NJ 07111	Social Assistance	Term Loan	Prime plus	2.75%	5/16/2042	55.6	55.6	62.8	0.02%
BGF Bobby Q's Inc	(#,^)	447 N. Main St, Freeport, NY 11520	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/11/2027	4.2	4.2	4.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	5/9/2027	49.2	49.2	51.7	0.01%
NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	5/9/2042	19.7	19.7	22.3	0.01%
Cable Management LLC	(#,^)	290 Pratt St, Meriden, CT 06450	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	5/3/2027	31.9	31.9	33.8	0.01%
Fine Arts Center of Easley, Inc. dba Midtown Music	(#,^)	117 S. Pendleton St, Easley, SC 29640	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	5/2/2042	107.5	107.5	121.4	0.03%
Love and Glory Learning Center, Inc.	(#,^)	4911 N. 42nd St., Tampa, FL 33610	Social Assistance	Term Loan	Prime plus	2.75%	4/28/2042	70.1	70.1	79.1	0.02%
Sneads Ferry Foods, Inc. dba DQ Grill & Chill	(#,^)	920 Hwy 210, Sneads Ferry, NC 28460	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/27/2042	586.5	586.5	662.2	0.17%
JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	(#,^)	393 Charles St, Providence, RI 02904	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/27/2042	199.3	199.3	225.0	0.06%
Ralph's Hair Salon, Inc.	(#,^)	175 NW 14th St, Homestead, FL 33030	Personal and Laundry Services	Term Loan	Prime plus	2.75%	4/21/2042	44.9	44.9	50.7	0.01%
Condron Brothers LLC DBA Luv 2 Play	(#,^)	4790 La Sierra Ave, Riverside, CA 92505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/19/2027	65.5	65.5	68.9	0.02%
Landmark Ventures USA, Inc.	(#,^)	475 Park Ave South 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus	2.75%	3/31/2027	101.3	101.3	107.0	0.03%
Golden Hen Inc. dba Cafe	(#,^)	468 W. Cheltenham Ave, Philadelphia, PA 19126	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/31/2027	35.0	35.0	37.0	0.01%
Bear Trail Lodge LLC	(#,^)	Mile 1 Bear Trail Rd, King Salmon, AK 99613	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/31/2042	487.0	487.0	549.8	0.14%
The Altitude Group, LLC and Core Home Security, LLC	(#,^)	949 Clint Moore Rd, Unit 949A, Boca Raton, FL 33487	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/31/2027	21.7	21.7	23.0	0.01%
Citizens Lanes, LLC	(#,^)	5100 Goodson Connector Rd, Union City, GA 30291	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	8.25%	3/31/2042	602.2	602.2	610.3	0.16%
Schafer Fisheries Inc.	(#,^)	21985 Waller Rd, Fulton, IL 61252	Food Manufacturing	Term Loan	Prime plus	2.75%	3/30/2042	233.9	233.9	264.1	0.07%
Sea Smoke Barbeque, Corp and Danwen LLC	(#,^)	20 Island Farm Rd, Oak Bluffs, MA 02557	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/30/2042	212.6	212.6	240.1	0.06%
H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	(#,^)	5455 N 51st St, # 30, Glendale, AZ 85301	Couriers and Messengers	Term Loan	Prime plus	2.75%	3/29/2030	53.7	53.7	58.6	0.01%
Douglas K. Soderblom .dba Loma Linda Optometry	(#,^)	25815 Barton Rdad, Unit C104, Loma Linda, CA 92354	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/29/2027	54.0	54.0	57.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Discount Price, LLC dba Robert's Market	(#,^)	2 Hill Rd, Franklin, NH 03235	Gasoline Stations	Term Loan	Prime plus	2.75%	3/29/2042	185.5	185.5	209.4	0.05%
New England Country Day School, Inc. and Thomas D. Walker	(#,^)	27 Kenosia Ave, Danbury, CT 06810	Social Assistance	Term Loan	Prime plus	2.75%	3/28/2042	339.5	339.5	383.3	0.10%
Executive Fitness & Nutrition Inc.	(#,^)	8610 Roosevelt Ave Ste 2, Jackson Heights, NY 11372	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/23/2027	10.9	10.9	11.5	—%
Denton Bio Fuels LLC and American Bio Source LLC	(#,^)	624 W. University Dr. Ste 359, TX, TX 76201	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	3/23/2027	35.2	35.2	37.2	0.01%
The Purple Cow House of Pancake Inc	(#,^)	6 & 10 Skowhegan Rd, Fairfield, ME 04937	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/16/2042	59.3	59.3	67.0	0.02%
Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc. T.C. of	(#,^)	5880 US Hwy6, Portage, IN 46368	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/16/2027	178.9	178.9	189.7	0.05%
1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa M	(#,^)	6510 North Broadway, Saint Louis, MO 63147	Truck Transportation	Term Loan	Prime plus	2.75%	3/13/2027	307.0	307.0	323.4	0.08%
Dwayne Bernard Tate	(#,^)	1238 Woodcliff Court SW, Lilburn, GA 30047	Truck Transportation	Term Loan	Prime plus	2.75%	3/10/2027	5.7	5.7	6.0	—%
Elegant Occasions, LLC dba E Productions	(#,^)	3650 Coral Ridge Dr Units 103-104, Coral Springs, FL 33065	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/10/2042	303.0	303.0	342.1	0.09%
Anthony LLC dba Star of Woodward Market	(#,^)	5730 Woodward Ave, Detroit, MI 48202	Food and Beverage Stores	Term Loan	Prime plus	2.75%	3/9/2042	103.7	103.7	117.1	0.03%
Podium Auto Sales Inc and RRS Property, LLC	(#,^)	246 S. Dixie Hwy, Pompano Beach, FL 33060	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	3/3/2042	81.6	81.6	92.1	0.02%
Weeping Willow Kennels, Inc and Aileen N Black	(#,^)	6041 Hammond School Rd, Salisbury, MD 21804	Personal and Laundry Services	Term Loan	Prime plus	2.75%	2/28/2042	125.7	125.7	141.9	0.04%
Teracore Inc.	(#,^)	3300 Holcomb Bridge Rd, Ste 226, Norcross, GA 30092	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/27/2027	87.1	87.1	91.7	0.02%
McNally Enterprises Inc.	(#,^)	1010 N. Grove St, Anaheim, CA 92806	Personal and Laundry Services	Term Loan	Prime plus	2.75%	2/27/2027	34.2	34.2	36.2	0.01%
B & J Bicycle Shop Inc.	(#,^)	1620 E. Sample Rd, Pompano Beach, FL 33064	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	2/24/2027	3.3	3.3	3.5	—%
TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	(#,^)	2235 S. Power Rd Ste 118, Mesa, AZ 85209	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/24/2027	40.0	40.0	42.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

3W Enterprises LLC	(#,^)	2727 Industrial Parkway, Elkhart, IN 46516	Textile Product Mills	Term Loan	Prime plus	2.75%	2/24/2042	58.3	58.3	65.8	0.02%
Marvic Enterprises Inc dba Jordan's Liquor	(#,^)	199 Taunton Ave, East Providence, RI 02914	Food and Beverage Stores	Term Loan	Prime plus	2.75%	2/10/2042	196.6	196.6	221.9	0.06%
8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	(#,^)	174-176 Mountain Ave, Springfield, NJ 07081	Repair and Maintenance	Term Loan	Prime plus	2.75%	2/7/2042	294.1	294.1	332.0	0.08%
DBMS Consulting, Inc.	(#,^)	164 West 83rd St. Units 1F/1P, New York, NY 10024	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/1/2042	172.3	172.3	194.6	0.05%
Fave Realty Inc.	(#,^)	1875 Grand Ave, Baldwin, NY 11510	Real Estate	Term Loan	Prime plus	2.75%	1/30/2042	48.8	48.8	55.1	0.01%
SRC Publishing LLC	(#,^)	8690 Waterford Bend St, Las Vegas, NV 89123	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus	2.75%	1/27/2027	11.8	11.8	12.4	—%
Jolibe LLC and Jolibe Atelier LLC	(#,^)	357 w 36th #401, New York, NY 10018	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/18/2027	5.5	5.5	5.8	—%
Eickmann Management Group LLC dba Jimmy Johns of Dundee	(#,^)	568 Techumseh St, Dundee, MI 48131	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/17/2027	52.1	52.1	55.3	0.01%
Fullbro Trust dba Menemsha Blues	(#,^)	2 Basin Rd, Chilmark, MA 02535	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	1/13/2027	11.8	11.8	12.5	—%
Metropolitan Solutions Group Inc.	(#,^)	1420 Chestnut St, Portsmouth, VA 23704	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/19/2041	245.6	245.6	277.3	0.07%
New Chicago Wholesale Bakery, Inc.	(#,^)	795 Touhy Ave, Elk Grove Village, IL 60007	Food Manufacturing	Term Loan	Prime plus	2.75%	12/15/2041	426.1	426.1	481.0	0.12%
Allied Welding Inc.	(#,^)	1820 N. Santa Fe Ave, Chillicothe, IL 61523	Fabricated Metal Product Manufacturing	Term Loan	Fixed	5.25%	12/15/2041	711.0	711.0	718.2	0.18%
Elita 7, LLC	(#,^)	16 Marble St, Worcester, MA 01603	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	12/15/2041	666.0	666.0	751.9	0.19%
Sempco, Inc.	(#,^)	51 -55 Lake St Unit #2-6, Nashua, NH 03060	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	12/15/2041	37.5	37.5	42.3	0.01%
Techni-Pro Institute LLC	(#,^)	414 NW 35th St, Boca Raton, FL 33431	Educational Services	Term Loan	Prime plus	2.75%	12/15/2026	97.2	97.2	102.3	0.03%
Trison Enterprises Inc.dba Lee's Automotive	(#,^)	13281 Aurora Ave N, Seattle, WA 98311	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/14/2041	363.9	363.9	410.8	0.10%
Wayfarer Bicycle LLC	(#,^)	118-120 Ocean Ave, New London, CT 06320	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	12/13/2041	82.6	82.6	93.3	0.02%
Roast Beef Levittown LLC dba Arby's	(#,^)	2080 Hempstead Turnpike, East Meadow, NY 11554	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/13/2026	108.8	108.8	115.0	0.03%
Recycling Revolution,LLC	(#,^)	4190 Collins Rd, Unadilla, GA 31091	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/9/2041	79.4	79.4	89.6	0.02%
Mack Team Enterprises Inc.dba The UPS Store #6815	(#,^)	38200 Ave of the States, Fort Gordon, GA 30905	Couriers and Messengers	Term Loan	Prime plus	2.75%	12/9/2026	10.5	10.5	11.1	—%
New Life Hospital LLC	(#,^)	17400 Red Oak Dr, Houston, TX 77090	Hospitals	Term Loan	Prime plus	2.75%	12/8/2041	1,089.2	1,089.2	1,229.8	0.31%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Hanson's Greeks LLC	(#,^)	8132 N. 87th Pl, Ste A, Scottsdale, AZ 85258	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/8/2026	5.7	5.7	6.1	—%
The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	(#)	29291 Amerihost Dr, Dowagiac, MI 49047	Accommodation	Term Loan	Fixed	8.25%	12/5/2041	325.3	325.3	329.4	0.08%
Quick Ship, LLC	(#,^)	448 W. 19th St, Houston, TX 77008	Couriers and Messengers	Term Loan	Prime plus	2.75%	11/30/2026	5.3	5.3	5.6	—%
Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence,LLC	(#)	1 Pebble Wood Ln, Palm Coast, FL 32164	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	11/30/2041	62.7	62.7	70.8	0.02%
Imaginarium Foods LLC,	(#,^)	751 N. Cable Rd, Lima, OH 45805	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/28/2042	333.6	333.6	376.7	0.10%
Usman Jalil, LLC dba Food Mart	(#,^)	147 N Washington St, Plainville, CT 06062	Gasoline Stations	Term Loan	Prime plus	2.75%	11/29/2041	166.2	166.2	187.7	0.05%
Access Staffing, LLC	(#,^)	360 Lexington Ave 8th Floor, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus	2.75%	11/29/2026	621.8	621.8	652.9	0.17%
WPN Recycling Company LLC	(#,^)	5101 Andard Ave, Baltimore, MD 21226	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	11/23/2026	6.0	6.0	6.3	—%
CRK Mens, LLC dba Spiff for Men	(#,^)	1335 Ave of the Americas, New York, NY 10019	Personal and Laundry Services	Term Loan	Prime plus	2.75%	11/23/2026	51.3	51.3	54.0	0.01%
Bouquet Restaurant LLC	(#,^)	519 Main St, Covington, KY 41011	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/22/2041	86.4	86.4	97.6	0.02%
Broms Asset Management LLC	(#,^)	215 East 79th St Apt 9E, New York, NY 10075	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus	2.75%	11/22/2026	62.8	62.8	65.9	0.02%
Skaggs RV Outlet LLC	(#,^)	301 Commerce Dr, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	11/21/2026	50.6	50.6	53.5	0.01%
Catherine Christine Morin dba Purr-Fect Pets	(#,^)	1915 North Austin Ave, Georgetown, TX 78626	Personal and Laundry Services	Term Loan	Prime plus	2.75%	11/17/2026	9.5	9.5	10.0	—%
Hoosier Health Plus, LLC	(#,^)	520 East 8th St, Anderson, IN 46012	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	11/15/2026	44.0	44.0	46.5	0.01%
MIK LLC dba Firehouse Subs	(#,^)	17250 Royalton Rd, Strongsville, OH 44136	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/9/2026	112.7	112.7	118.5	0.03%
Dyer Properties, LLC and Bayview Pharmacy, Inc.	(#,^)	3844 Post Rd, Warwick, RI 02886	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	11/9/2041	215.2	215.2	243.0	0.06%
Fine Line Interiors, Inc.	(#,^)	2530 SW 30th Ave, Hallandale Beach, FL 33009	Repair and Maintenance	Term Loan	Prime plus	2.75%	11/4/2041	53.6	53.6	60.5	0.02%
Veracruz Shabo, LLC, Waterfalls Quick Lube LLC	(#)	1512 Atwood Ave, Johnston, RI 02919	Repair and Maintenance	Term Loan	Prime plus	2.75%	11/1/2041	105.6	105.6	119.2	0.03%
Glocecol LLC	(#,^)	10302 NW South River Dr, Bay #18, Miami, FL 33178	Administrative and Support Services	Term Loan	Prime plus	2.75%	11/1/2026	37.9	37.9	40.1	0.01%
Woodstock Enterprises Corp dba True Scent Candle Co	(#,^)	191 2nd Ave, Warwick, RI 02888	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	10/31/2041	78.9	78.9	89.1	0.02%
Moolchan Enterprises LLC dba Staying Green	(#,^)	2650 S.W. 154 Ave, Davie, FL 33331	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/31/2026	5.5	5.5	5.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	(#,^)	200 North Branford Rd, Branford, CT 06405	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	10/24/2026	211.3	211.3	223.3	0.06%
Worldwide Estate, Inc. dba Washington Heights Manor	(#,^)	10620 W. Greenwood Tr, Milwaukee, WI 53224	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	10/21/2041	199.5	199.5	225.3	0.06%
Speaker City, Inc. dba Rollin Thunder	(#,^)	246 East Belt Blvd, Richmond, VA 23224	Electronics and Appliance Stores	Term Loan	Prime plus	2.75%	10/14/2041	111.2	111.2	125.5	0.03%
Justin Partlow	(#,^)	100 Independence Pl, Ste 414, Tyler, TX 75703	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	10/13/2026	9.7	9.7	10.2	—%
Maine Service Corp	(#,^)	59-22 55th St, Maspeth, NY 11378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	10/13/2026	81.3	81.3	85.9	0.02%
Reliable Recovery Services LLC	(#,^)	2401 West Mcdowell Rd, Phoenix, AZ 85009	Support Activities for Transportation	Term Loan	Prime plus	2.75%	10/7/2026	55.9	55.9	59.0	0.02%
Wyspen Corporation dba Charlestown Ace	(#,^)	5 Austin St, Charlestown, MA 02129	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	10/3/2026	17.9	17.9	18.8	—%
Ailky Corporation	(#,^)	352 Beford St, Lakeville, MA 02347	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	10/3/2026	117.8	117.8	123.9	0.03%
Seaway LLC and Reklaw LLC dba Allure Lounge	(#,^)	415 -417 Halsey Dr, Newark, NJ 07102	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/30/2041	121.7	121.7	137.4	0.04%
JJA Transportation Management Inc.	(#,^)	15 Church St, Upland, PA 19015	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	9/30/2026	23.2	23.2	24.3	0.01%
Beadon Inc	(#)	2601 Old Ocean City Rd, Salisbury, MD 21804	Food and Beverage Stores	Term Loan	Prime plus	2.75%	9/28/2026	11.0	11.0	11.6	—%
CNC Precision Machine, Inc.	(#,^)	18360 Industrial Cir, Burton, OH 44021	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/28/2041	1,140.2	1,140.2	1,287.3	0.33%
CD Game Exchange Inc.	(#)	3719 N Mississippi, Portland, OR 97227	Merchant Wholesalers, Durable Goods	Term Loan	Fixed	8.25%	9/28/2026	2.6	2.6	2.6	—%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	(#,^)	24201 North Hwy 1, Fort Bragg, CA 95437	Support Activities for Agriculture and Forestry	Term Loan	Prime plus	2.75%	9/26/2026	4.4	4.4	4.6	—%
Cuppiecakes LLC	(#,^)	313 S Main St, McGregor, TX 76557	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/21/2041	19.9	19.9	22.5	0.01%
Wrecking Crew Media LLC	(#,^)	229 Commercial Ave, Pittsburgh, PA 15212	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	9/21/2026	13.9	13.9	14.5	—%
Animal Intrusion Prevention Systems Holding Company, LLC dba Critter C	(#,^)	1362-1366 W. Carrier Parkway, Grand Prairie, TX 75050	Administrative and Support Services	Term Loan	Prime plus	2.75%	8/30/2026	65.2	65.2	68.3	0.02%
Raem Corporation dba Dryclean Express	(#,^)	557 West Whitney Rd, Fairport, NY 14450	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/29/2041	64.0	64.0	72.3	0.02%
Warren Dale Warrington dba Custom Paint and Body	(#,^)	705 S Market Ave, Fort Pierce, FL 34982	Repair and Maintenance	Term Loan	Prime plus	2.75%	8/26/2041	89.4	89.4	100.9	0.03%
Rosmel Pools Inc	(#,^)	9300 NW 25th St Ste 103, Miami, FL 33172	Repair and Maintenance	Term Loan	Prime plus	2.75%	8/25/2026	9.1	9.1	9.6	—%
TR Companies LLC dba Liberty Rental 4 U	(#,^)	410 N Church Rd, Liberty, MO 64068	Rental and Leasing Services	Term Loan	Prime plus	2.75%	8/25/2026	23.7	23.7	24.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Grayson O Company	(#,^)	6509 Newell Ave, Kannapolis, NC 28082	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	8/10/2041	555.0	555.0	626.6	0.16%
Paul Belanger dba Paul Belanger Landscaping	(#,^)	2595 Military Ave, Los Angeles, CA 90064	Administrative and Support Services	Term Loan	Prime plus	2.75%	8/9/2026	7.2	7.2	7.5	—%
The Hungry Rhino LLC	(#,^)	47 South Main St, Windsor Locks, CT 06096	Real Estate	Term Loan	Prime plus	2.75%	7/29/2041	67.2	67.2	75.8	0.02%
USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	2290 NW 21st Tr, Miami, FL 33142	Repair and Maintenance	Term Loan	Prime plus	2.75%	7/29/2026	10.6	10.6	11.1	—%
303 Tower Drive LLC	(#,^)	303 Tower Dr, Ste A, Middletown, NY 10941	Repair and Maintenance	Term Loan	Prime plus	2.75%	7/29/2041	352.6	352.6	398.1	0.10%
Apple Tree NC Inc dba Williams Farm & Garden Center	(#,^)	109 Barkside Ln, New Bern, NC 28562	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	7/28/2041	309.2	309.2	349.1	0.09%
Intrepid Trinity LLC	(#,^)	680 Douglas Ave, Providence, RI 02908	Nonstore Retailers	Term Loan	Prime plus	2.75%	7/28/2041	55.1	55.1	62.2	0.02%
676 Club LP dba The Green Door Tavern/The Drifter	(#,^)	676 and 678 North Orleans ST, Chicago, IL 60654	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/28/2041	616.4	616.4	696.0	0.18%
JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	(#,^)	1 West Main St, Patchogue, NY 11772	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/27/2026	62.5	62.5	65.4	0.02%
EPEC Juice LLC dba Jamba Juice	(#,^)	810 Ninth St, Ste 128, Durham, NC 27705	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/27/2026	39.2	39.2	41.0	0.01%
My Sainath Inc dba Motel 6	(#,^)	1008 E Crest Dr, Waco, TX 76705	Accommodation	Term Loan	Prime plus	2.75%	7/22/2041	280.7	280.7	317.0	0.08%
Franklin Firm LLC dba Luv 2 Play	(#,^)	1310 East Stan Schleuter Loop, Killeen, TX 76542	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/15/2041	30.4	30.4	34.4	0.01%
Desert Tacos LLC	(#,^)	245 East Bell Rd Ste A-2, Phoenix, AZ 85022	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/30/2026	46.7	46.7	49.2	0.01%
Corning Lumber Company Inc and Frank R Close and Son Inc dba Close Pai	(#,^)	1314 Sixth St, Orland, CA 95963	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	6/30/2029	123.0	123.0	134.4	0.03%
VMA Technologies LLC	(#,^)	120 South Serenata Dr Unit 332, Ponte Vedra Beach, FL 32082	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/30/2026	10.3	10.3	10.7	—%
Martin Inventory Management LLC	(#,^)	304 1/2 Main St, Edgefield, SC 29824	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/30/2026	11.4	11.4	12.0	—%
P L H Pharmaco Inc dba Farmacia San Jose	(#,^)	149 48th St, Union City, NJ 07087	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	6/30/2026	69.7	69.7	73.4	0.02%
O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	(#,^)	626 Delsea Dr N, Glassboro, NJ 08028	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/29/2026	64.3	64.3	67.2	0.02%
WGI, LLC dba Williams Grant Inn	(#,^)	154 High St, Bristol, RI 02809	Accommodation	Term Loan	Prime plus	2.75%	6/29/2041	106.6	106.6	120.3	0.03%
Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	(#,^)	1431 11th Ave SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus	2.75%	6/24/2041	89.0	89.0	100.5	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	(#,^)	27 Main St, Monroe, CT 06468	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/23/2041	438.0	438.0	494.5	0.13%
Visual Advantage LLC dba Signs Now Perryberg	(#,^)	23248 Dunbridge Rd, Perrysburg, OH 43443	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/23/2041	80.2	80.2	90.5	0.02%
Long Island Comedy LLC dba Governors and New York Comedy, LLC	(#,^)	90 A Division Ave, Levittown, NY 11756	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/23/2041	172.0	172.0	194.2	0.05%
Bagelicious, LLC	(#,^)	945 S Main St, Cheshire, CT 06410	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/17/2026	25.1	25.1	26.2	0.01%
Jai-Alexia Consulting, Inc.	(#,^)	14660 Paddock Dr, Wellington, FL 33414	Couriers and Messengers	Term Loan	Prime plus	2.75%	6/15/2026	5.4	5.4	5.7	—%
Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	(#,^)	1137 West St, Southington, CT 06489	Social Assistance	Term Loan	Prime plus	2%	6/15/2041	447.4	447.4	505.1	0.13%
Luv 2 Play AZ LLC	(#,^)	15495 Bell Rd, Surprise, AZ 85374	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/10/2026	36.7	36.7	38.6	0.01%
Larry H. Patterson and Rainbow Movers, Inc	(#,^)	2325 Hollers Ave, Bronx, NY 10475	Truck Transportation	Term Loan	Prime plus	2.75%	6/6/2026	10.4	10.4	10.8	—%
AP5 LLC dba Krauser's Food Store	(#,^)	5 Pond Point Rd, Milford, CT 06460	Food and Beverage Stores	Term Loan	Prime plus	2.75%	6/2/2041	170.2	170.2	192.2	0.05%
ATI Jet Inc	(#,^)	7007 Boeing Dr, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus	2.75%	5/31/2026	261.9	261.9	274.2	0.07%
Angelo Faia dba AVF Construction	(#,^)	55 Arbour Ln, Sewell, NJ 08080	Construction of Buildings	Term Loan	Prime plus	2.75%	5/27/2041	87.9	87.9	99.2	0.03%
Southwest Division Inc	(#,^)	2103 NE 3rd Tr, Cape Coral, FL 33909	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	5/26/2026	3.7	3.7	3.9	—%
Jack Frost Firewood Inc. and David Dubinsky	(#,^)	3168 Holland Rd, Virginia Beach, VA 23453	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	5/26/2041	180.8	180.8	204.2	0.05%
Powerspec Inc	(#,^)	1 Linsley Pl, Metuchen, NJ 08840	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/24/2026	39.1	39.1	40.8	0.01%
Horseshoe Barbecue, LLC	(#)	6555, 6565, 6575 N. Sandario Rd, Tucson, AZ 85743	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/23/2029	3.9	3.9	4.3	—%
Elderfriend Inc dba Granny Nannies dba GN Live Scan	(#)	1499 W. Palmetto Park Rd., Ste #115, Boca Raton, FL 33486	Social Assistance	Term Loan	Prime plus	2.75%	5/20/2026	5.8	5.8	6.0	—%
Dedicated Incorporated	(#,^)	2916 North 39th St, Phoenix, AZ 85019	Administrative and Support Services	Term Loan	Prime plus	2.75%	5/18/2041	40.8	40.8	46.0	0.01%
FJN Catering Inc	(#,^)	106 Main St, Mineola, NY 11951	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/13/2041	230.1	230.1	259.8	0.07%
Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	(#,^)	11 Kirby Rd, Cromwell, CT 06419	Social Assistance	Term Loan	Prime plus	2.75%	5/12/2041	116.2	116.2	131.2	0.03%
Sabir Inc. dba Bear Diner	(#,^)	603 Pulaski Hwy, Bear, DE 19701	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/11/2041	108.5	108.5	122.5	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Marc S. Rosenberg P.C. dba Mammuth and Rosenberg	(#,^)	401 East City Ave Ste 122, Bala Cynwyd, PA 19004	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/29/2026	10.0	10.0	10.4	—%
Warner Home Comfort, LLC dba Smith Piping	(#,^)	1571 Canton Rd., NW, Carrollton, OH 44615	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/29/2041	72.2	72.2	81.5	0.02%
Alpha Omega Trucking LLC	(#,^)	14432-52 State Line Rd, Brookings, OR 97415	Truck Transportation	Term Loan	Prime plus	2.75%	4/29/2041	153.8	153.8	173.7	0.04%
Loriet LLC	(#)	5001 Vivienda Way, Sarasota, FL 34235	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	4/29/2026	3.3	3.3	3.5	—%
Empowerschool LLC and Empower Autism Academy, LLC	(#,^)	1250 South A. W. Grimes Rd, Round Rock, TX 78665	Social Assistance	Term Loan	Prime plus	2.75%	4/29/2041	133.1	133.1	150.3	0.04%
Hard Exercise Works Winter Park LLC	(#,^)	11551 University Blvd, Ste. 4C Building 1, Orlando, FL 32817	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/29/2026	18.0	18.0	18.8	—%
Costume World Inc	(#,^)	950 South Federal Hwy, Deerfield Beach, FL 33441	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	4/28/2041	1,140.4	1,140.4	1,287.5	0.33%
Accent Comfort Services, LLC	(#,^)	5035-C West W. T. Harris Blvd, Charlotte, NC 28269	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/26/2026	39.8	39.8	41.6	0.01%
Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	(#,^)	27-29 Cooper St, Meriden, CT 06053	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	4/22/2041	218.7	218.7	246.9	0.06%
AAA Mill Direct, Inc. dba Carpet Mill Outlets	(#,^)	1 North Armistead Ave, Hampton, VA 23669	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	4/21/2026	3.5	3.5	3.7	—%
KNS Early Learning Academy LLC	(#,^)	57 Merritt St SE, Marietta, GA 30060	Social Assistance	Term Loan	Prime plus	2.75%	4/6/2041	44.7	44.7	50.4	0.01%
Vehicle Safety Supply LLC	(#,^)	15 East 72nd St, Ste 14-H, New York, NY 10021	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	3/31/2026	6.8	6.8	7.1	—%
Dana A. Farley dba Independent Cabinets	(#,^)	5805 NE Minder Rd, Poulsbo, WA 98370	Furniture and Related Product Manufacturing	Term Loan	Prime plus	2.75%	3/31/2041	56.3	56.3	63.6	0.02%
Cameo Carter, MD A Professional Corporation dba The Garden Pediatric G	(#,^)	101 East Redlands Blvd., Ste 106, Redlands, CA 92373	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/31/2026	32.5	32.5	34.1	0.01%
Wyldewood Cellars, Inc.	(#,^)	951 East 119th St, Mulvane, KS 67120	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	3/30/2041	917.2	917.2	1,035.5	0.26%
MTS Car Service LLC	(#,^)	9 Gibson Court Apt# 1, Norwalk, CT 06854	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	3/30/2026	4.6	4.6	4.8	—%
Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	(#,^)	162 Danielson Pike, Foster, RI 02825	Accommodation	Term Loan	Prime plus	2.75%	3/30/2026	9.9	9.9	10.4	—%
Barrocas Gym LLC dba Snap Fitness	(#,^)	260 West Main St, Avon, CT 06001	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/29/2026	8.1	8.1	8.5	—%
Marathon Engineering Corporation	(#,^)	5615 2nd St W, Lehigh Acres, FL 33971	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	3/28/2041	39.3	39.3	44.3	0.01%
Revolution Physical Therapy LLC dba Apex Network Physical Therapy	(#,^)	2705 Dougherty Ferry Rd Ste 104, St. Louis, MO 63122	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/25/2026	9.9	9.9	10.3	—%
ActKnowledge, Inc	(#,^)	365 5th Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/24/2026	54.2	54.2	56.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Precious Care LLC and Precious Care Management LLC	(#,^)	186-06 Union Turnpike, Fresh Meadows, NY 11364	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/21/2026	229.4	229.4	239.9	0.06%
Kekoa Enterprises Inc dba Signarama Sandy	(#,^)	8942 South 700 East, Sandy, UT 84070	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/18/2026	21.5	21.5	22.4	0.01%
Brian T Rice dba BD Logging	(#,^)	800 3rd St Apt B, St Marys, WV 26170	Forestry and Logging	Term Loan	Prime plus	2.75%	3/17/2026	0.8	0.8	0.8	—%
R & D Enterprises Inc dba My Pool Man	(#,^)	291 North Texas Ave., Orlando, FL 32805	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/15/2026	21.7	21.7	22.7	0.01%
Mustafa Inc and Raouf Properties LLC	(#,^)	3538 Pin Oak Dr, San Antonio, TX 78229	Food and Beverage Stores	Term Loan	Prime plus	2.75%	3/14/2041	65.4	65.4	73.8	0.02%
Dupre Capital LLC dba Fastsigns	(#,^)	215 Quartermaster Court, Jeffersonville, IN 47130	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	3/11/2026	25.3	25.3	26.5	0.01%
Step Up Academy of the Arts LLC	(#,^)	2558 Wigwam Pkwy Ste A, Henderson, NV 89074	Educational Services	Term Loan	Prime plus	2.75%	3/9/2026	3.5	3.5	3.6	—%
Faith Summit Supply Inc dba Summit Supply and Summit True Value	(#,^)	8584 US Business Hwy 277, Haskell, TX 79521	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	3/9/2026	9.8	9.8	10.2	—%
Swerve Salon LLC	(#,^)	1419 N Wells St, Chicago, IL 60610	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/8/2026	34.3	34.3	35.8	0.01%
Living Essentials HVAC Corp	(#,^)	42 West St, Apt 24, Randolph, MA 02368	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/28/2026	6.4	6.4	6.7	—%
Drug Detection Laboratories, Inc. and Minh Tran	(#,^)	9700 Business Park Dr, Sacramento, CA 95827	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/28/2026	8.4	8.4	8.8	—%
The River Beas, LLC dba Subway and Punam Singh	(#,^)	5516 Baltimore Ave, Hyattsville, MD 20781	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/28/2041	117.8	117.8	133.0	0.03%
Aaradhya LLC dba Market Square Laundry	(#,^)	7727 Crittenden St, Philadelphia, PA 19118	Personal and Laundry Services	Term Loan	Prime plus	2.75%	2/23/2026	32.9	32.9	34.4	0.01%
Ei3 Corporation	(#,^)	136 Summit Ave, Montvale, NJ 07645	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/12/2026	69.6	69.6	73.0	0.02%
Jersey Shore Marina & Boat Sales, Inc.	(#,^)	841 Rte 70 East, Brick, NJ 08724	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/12/2041	376.4	376.4	424.9	0.11%
Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	(#,^)	2250 Warrensville Center Rd, University Heights, OH 44118	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/12/2029	187.7	187.7	204.0	0.05%
Dolarian Realty LLC and OV's Restaurant Inc	(#,^)	34 Old Colony Ave, East Taunton, MA 02718	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/5/2041	58.9	58.9	66.5	0.02%
MCF Forte LLC	(#,^)	1245 W Baseline Rd Unit 105, Mesa, AZ 85202	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/29/2025	7.6	7.6	7.9	—%
Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	(#,^)	1196 Inverness Ln, Stow, OH 44224	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/29/2025	45.7	45.7	47.7	0.01%
Panditos LLC dba White Lotus Home	(#,^)	431 Raritan Ave, Highland Park, NJ 08904	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	12/28/2025	6.5	6.5	6.7	—%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	(#,^)	24201 North Hwy 1, Fort Bragg, CA 95437	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/23/2040	88.8	88.8	100.2	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Joyce Outdoor Advertising Chicago LLC	(#,^)	2443 West 16th St, Chicago, IL 60608	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/22/2040	261.1	261.1	294.8	0.08%
Premier Athletic Center of Ohio Inc. and Gates Investments and Wade Ga	(#,^)	8957 Kingsridge Dr, Centerville, OH 45459	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/22/2028	450.3	450.3	488.6	0.12%
Hattingh Incorporated dba Prosthetic Care Facility	(#,^)	4415 Woodridge Pkwy, Ste 180, Leesburg, VA 20176	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/21/2025	7.3	7.3	7.6	—%
Trip Consultants U.S.A. Inc.	(#,^)	311 85th St, Brooklyn, NY 11209	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/18/2025	67.5	67.5	70.3	0.02%
Accent Tag and Label Inc	(#,^)	2201 Rittenhouse St, Des Moines, IA 50321	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	12/18/2040	574.2	574.2	648.3	0.17%
Sourceco Limited Liability Company	(#)	17 Palmer Ave, West Long Branch, NJ 07764	Merchant Wholesalers, Nondurable Goods	Term Loan	Fixed	6.5%	12/17/2025	13.4	13.4	13.4	—%
New York Home Health Care Equipment, LLC	(#,^)	30 Hopper St, Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/16/2025	431.2	431.2	450.6	0.12%
Moments to Remember USA LLC dba Retain Loyalty	(#,^)	1250 Sanders Ave SW, Massillon, OH 44646	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/16/2025	37.4	37.4	39.1	0.01%
Swalm Street LLC and New York Home Health Care Equipment LLC	(#)	30 Hopper St, Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	Fixed	7.5%	12/16/2040	354.6	354.6	359.3	0.09%
JAG Unit 1, LLC	(#,^)	1 West Main St, Patchogue, NY 11772	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/16/2025	108.8	108.8	113.4	0.03%
Basista Family Limited Partnership and UPE, Inc.	(#,^)	3401 Brecksville Rd, Richfield, OH 44286	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/14/2040	296.6	296.6	334.9	0.09%
DC Enterprises Ltd. dba Lakeview True Value	(#,^)	318 North F St, Lakeview, OR 97630	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	12/14/2025	9.1	9.1	9.5	—%
DWeb Studio, Inc.	(#,^)	10800 E. Bethany Dr, Ste 275, Aurora, CO 80014	Educational Services	Term Loan	Prime plus	2.75%	11/25/2025	4.5	4.5	4.7	—%
Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	(#,^)	3105 NW 107 Ave Ste 102, Doral, FL 33172	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	11/20/2025	35.4	35.4	36.9	0.01%
S.B.B. Enterprises Inc dba Williamston Hardware	(#,^)	139 S Putnam St, Williamston, MI 48895	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	11/19/2040	93.7	93.7	105.8	0.03%
Financial Network Recovery Inc	(#,^)	250 E Easy St Ste 1, Simi Valley, CA 93065	Administrative and Support Services	Term Loan	Prime plus	2.75%	10/26/2025	15.5	15.5	16.2	—%
ADMO Inc dba Mid States Equipment	(#,^)	16180 Westwoods Business Park, Ellisville, MO 63021	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	10/8/2025	8.7	8.7	9.1	—%
Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	(#,^)	1838 Adee Ave, Baychester, NY 10469	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	9/30/2040	78.2	78.2	88.3	0.02%
Binky's Vapes LLC	(#,^)	10539 Greenbelt Rd Ste 102, Lanham, MD 20706	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	9/30/2025	8.5	8.5	8.9	—%
Prestigious LifeCare for Seniors LLC	(#,^)	5701 North Pine Island Rd, Tamarac, FL 33321	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/25/2025	3.7	3.7	3.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Daniel W. Stark dba Mountain Valley Lodge and RV Park	(#,^)	223 Hwy 80, Rodeo, NM 88056	Accommodation	Term Loan	Prime plus	2.75%	9/25/2040	11.6	11.6	13.1	—%
St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	(#,^)	10 West Orvis St, Massena, NY 13662	Accommodation	Term Loan	Prime plus	2.75%	9/24/2040	537.3	537.3	606.6	0.15%
Finish Strong Inc dba FASTSIGNS St Peters	(#,^)	98 North Hillview Dr, St Peters, MO 63376	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	9/23/2025	18.9	18.9	19.6	0.01%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/21/2025	18.7	18.7	19.5	—%
MiJoy Inc dba Imo's Pizza	(#,^)	215 South Kirkwood Rd, Kirkwood, MO 63122	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/18/2025	3.1	3.1	3.2	—%
Naeem Khan LTD	(#,^)	260 West 36h St, New York, NY 10018	Apparel Manufacturing	Term Loan	Prime plus	2.75%	9/17/2025	47.3	47.3	49.1	0.01%
FirstVitals Health and Wellness Inc	(#,^)	521 Ala Moana Blvd. Ste 261, Honolulu, HI 96813	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	9/15/2025	65.2	65.2	67.7	0.02%
Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	(#,^)	170 Main St, North Kingstown, RI 02852	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	9/8/2040	120.5	120.5	136.0	0.03%
Empower Autism Academy	(#,^)	1250 South A. W. Grimes Rd, Round Rock, TX 78664	Social Assistance	Term Loan	Prime plus	2.75%	9/4/2040	589.8	589.8	665.8	0.17%
Elite Institute LLC dba Huntington Learning Center	(#,^)	13526 Village Park Dr Ste 214, Orlando, FL 32837	Educational Services	Term Loan	Prime plus	2.75%	8/28/2025	5.6	5.6	5.8	—%
God Be Glorified Inc dba GBG Inc	(#,^)	40 West. 162nd St, South Holland, IL 60473	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	8/20/2025	19.5	19.5	20.3	0.01%
GDP Gourmet LLC dba Joe and John's Pizza Restaurant	(#,^)	136 New Jersey Ave, Absecon, NJ 08201	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/19/2040	124.3	124.3	140.3	0.04%
SKJ Inc dba Subway	(#,^)	401 S Woodlawn Ave, Bloomington, IN 47401	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/13/2025	34.2	34.2	35.5	0.01%
Murrayville Donuts, Inc dba Dunkin' Donuts	(#,^)	2304 N College Rd, Wilmington, NC 28405	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/15/2040	312.5	312.5	352.9	0.09%
Jonathan E Nichols and Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Dr, Memphis, TN 38134	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/30/2025	26.3	26.3	27.4	0.01%
Summit Beverage Group LLC	(#,^)	211 Washington Ave, Marion, VA 24354	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	8/29/2030	188.6	188.6	208.5	0.05%
CEM Autobody LLC dba Dawn's Autobody	(#,^)	7 Division St, Keyport, NJ 07735	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/26/2040	115.7	115.7	130.6	0.03%
SofRep, Inc dba Force 12 Media	(#,^)	1357 Ashford Ave STE 429, San Juan, PR 09070	Other Information Services	Term Loan	Prime plus	2.75%	6/26/2025	27.7	27.7	28.7	0.01%
TJU-DGT Inc dba The Lorenz Cafe	(#,^)	714-718 Lorenz Ave, Pittsburgh, PA 15220	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/26/2029	12.4	12.4	13.5	—%
Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	(#,^)	13886 Campo Rd, Jamul, CA 91935	Gasoline Stations	Term Loan	Prime plus	2.75%	6/26/2040	324.1	324.1	366.0	0.09%
Wolf Enviro Interests, LLC and Enviromax Services Inc	(#,^)	18002 Mueschke Rd, Cypress, TX 77433	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/25/2040	210.2	210.2	237.4	0.06%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

RJI Services, Inc.	(#,^)	353 E Angeleno Ste G, Burbank, CA 91502	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/23/2025	7.9	7.9	8.1	—%
Real Help LLC dba Real Help Decorative Concrete	(#,^)	2221 Broadway St, Buffalo, NY 14212	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/22/2025	18.6	18.6	19.3	—%
KRN Logistics, LLC and Newsome Trucking, Inc	(#)	2262 Hwy 53 W, Jasper, GA 30143	Truck Transportation	Term Loan	Prime plus	2.75%	6/19/2025	42.8	42.8	44.4	0.01%
AM PM Properties, LLC and AM PM Willington, LLC	(#,^)	1308 Stafford Rd, Storrs Mansfield, CT 06268	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/17/2040	74.1	74.1	83.6	0.02%
Mirage Plastering Inc and Mpire LLC and Mpire II LLC	(#,^)	1802 W Grant Rd Ste 114, Tucson, AZ 85745	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/12/2040	118.4	118.4	133.6	0.03%
Eldredge Tavern LLC dba Gonyea's Tavern	(#,^)	150 Main St, Pascoag, RI 02859	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/8/2040	48.0	48.0	54.2	0.01%
ViAr Visual Communications, Inc. dba Fastsigns 281701	(#,^)	4721 University Way NE, Seattle, WA 98105	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	6/5/2025	21.7	21.7	22.5	0.01%
Medworxs LLC	(#,^)	10901 W. Toller Dr, Littleton, CO 80127	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/3/2025	43.7	43.7	45.3	0.01%
DTM Parts Supply Inc.	(#)	31 Sageman St, Mount Vernon, NY 10550	Merchant Wholesalers, Durable Goods	Term Loan	Fixed	7%	6/2/2025	27.8	27.8	27.7	0.01%
XCESSIVE THROTTLE, INC dba Jake's Roadhouse	(#,^)	5980 Lamar St, Arvada, CO 80003	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/29/2025	2.8	2.8	2.9	—%
Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	(#,^)	2188 Brunswyck Rd, Wallkill, NY 12589	Accommodation	Term Loan	Prime plus	2.75%	5/20/2040	148.2	148.2	167.3	0.04%
15 McArdle LLC and No Other Impressions Inc	(#,^)	15 McArdle St, Rochester, NY 14611	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	5/15/2040	156.7	156.7	176.9	0.05%
South Park Properties LLC and Midlothian Hardware LLC	(#,^)	4751 147th St, Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	5/6/2040	40.6	40.6	45.9	0.01%
Matthew Taylor and Landon Farm LLC	(#,^)	6103 N Church St, Greensboro, NC 27455	Personal and Laundry Services	Term Loan	Prime plus	2.75%	5/4/2040	85.5	85.5	96.5	0.02%
Cares Inc dba Dumpling Grounds Day Care Center	(#,^)	4508 Blakiston St, Philadelphia, PA 19136	Social Assistance	Term Loan	Prime plus	2.75%	5/1/2040	68.9	68.9	77.8	0.02%
Diamond Solutions LLC	(#,^)	7845 East Evans Rd. Ste A, Scottsdale, AZ 85260	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	4/21/2025	6.3	6.3	6.6	—%
Faramarz Nikourazm dba Car Clinic Center	(#,^)	10707 Shady Trail, Dallas, TX 75220	Repair and Maintenance	Term Loan	Prime plus	2.75%	4/3/2040	62.3	62.3	70.4	0.02%
Copper Beech Financial Group LLC	(#,^)	1223 North Church St, Moorestown, NJ 08057	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	3/30/2025	40.1	40.1	41.5	0.01%
Shorr Enterprises Inc dba New Design Furniture Manufacturers	(#,^)	3033 NW 28 St, Lauderdale Lakes, FL 33311	Furniture and Related Product Manufacturing	Term Loan	Prime plus	2.75%	3/27/2025	34.2	34.2	35.4	0.01%
Shellhorn and Hill Inc dba Total Fleet Service	(#,^)	501 South Market St, Wilmington, DE 19801	Nonstore Retailers	Term Loan	Prime plus	2.75%	3/27/2040	414.0	414.0	467.4	0.12%
Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	(#,^)	800 James Ave, Scranton, PA 18510	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/26/2040	45.7	45.7	51.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Zero-In Media Inc	(#,^)	1123 Broadway Ste 704, New York, NY 10010	Data Processing, Hosting, and Related Services	Term Loan	Prime plus	2.75%	3/25/2025	7.2	7.2	7.5	—%
Loriet LLC	(#,^)	5001 Vivienda Way, Sarasota, FL 34235	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	3/24/2025	3.8	3.8	4.0	—%
Shelton Incorporated dba Mrs. Winners	(#,^)	4509 N. Henry Blvd., Stockbridge, GA 30281	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/20/2040	95.2	95.2	107.5	0.03%
R & R Security and Investigations Inc dba Pardners Lake Buchanan	(#,^)	15615 State Rte 29, Buchanan Dam, TX 78609	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/19/2040	72.2	72.2	81.5	0.02%
MMS Realty, LLC and Molecular MS Diagnostics LLC	(#,^)	1224 Greenwich Ave, Warwick, RI 02886	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/18/2040	128.0	128.0	144.6	0.04%
Royal Crest Motors LLC	(#,^)	769 Amesbury Rd, Haverhill, MA 01830	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	3/16/2040	77.2	77.2	87.2	0.02%
Luigi's on Main LLC and Luigi's Main Street Pizza Inc	(#,^)	491 Montauk Hwy, Eastport, NY 11941	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/4/2025	3.6	3.6	3.7	—%
Pace Motor Lines, Inc.	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus	2.75%	2/26/2025	20.1	20.1	20.9	0.01%
Kingseal LLC dba Desoto Health and Rehab Center	(#,^)	475 Nursing Home Dr, Arcadia, FL 34266	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	2/26/2040	1,078.5	1,078.5	1,217.6	0.31%
Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 60636	Social Assistance	Term Loan	Prime plus	2.75%	2/19/2040	52.4	52.4	59.1	0.02%
Grand Blanc Lanes, Inc. and H, H and H, LLC	(#,^)	5301 S Saginaw Rd, Flint, MI 48507	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/31/2039	99.2	99.2	112.0	0.03%
First Prevention and Dialysis Center, LLC	(#,^)	17940 NW 27th Ave, Miami Gardens, FL 33056	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/30/2024	79.4	79.4	82.2	0.02%
Bowlerama Inc	(#,^)	3031 New Castle Ave, New Castle, DE 19720	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/24/2039	1,058.1	1,058.1	1,194.5	0.30%
The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	(#,^)	114-115 Medical Center Ave, Sebring, FL 33870	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/23/2039	466.0	466.0	526.1	0.13%
The Jewelers Inc. dba The Jewelers of Las Vegas	(#,^)	2400 Western Ave, Las Vegas, NV 89102	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	12/19/2024	319.8	319.8	330.1	0.08%
Will Zac Management LLC dba Papa John's	(#)	2410 West Jefferson St, Ste B, Joliet, IL 60435	Food Services and Drinking Places	Term Loan	Fixed	6.25%	12/19/2024	15.3	15.3	15.3	—%
B.S. Ventures LLC dba Dink's Market	(#,^)	48649 Hwy 58, Oakridge, OR 97463	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/19/2039	45.2	45.2	51.1	0.01%
B & W Towing, LLC and Boychucks Fuel LLC	(#,^)	701 Addison Rd, Painted Post, NY 14870	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/17/2039	133.7	133.7	150.9	0.04%
Kemmer LLC and Apples Tree Top Liquors LLC	(#,^)	1300 S Jackson St, Salem, IN 47167	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/4/2039	116.0	116.0	130.9	0.03%
Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	(#,^)	988 Hemlock St, Cannon Beach, OR 97110	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/25/2039	99.2	99.2	112.0	0.03%
Legacy Estate Planning Inc dba American Casket Enterprises	(#,^)	2176 Rte 119 North, Greensburg, PA 15601	Personal and Laundry Services	Term Loan	Prime plus	2.75%	11/21/2024	11.8	11.8	12.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

DC Real LLC and DC Enterprises LTD dba Lakeview True Value	(#,^)	318 North F St, Lakeview, OR 97630	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	11/20/2039	100.4	100.4	113.4	0.03%
Heartland American Properties LLC and Skaggs RV Outlet LLC	(#,^)	301 Commerce Dr, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	10/31/2039	399.5	399.5	451.0	0.12%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	10/10/2024	49.2	49.2	50.7	0.01%
DNT Storage and Properties LLC	(#,^)	38 Old National Pike, West Alexander, PA 15376	Real Estate	Term Loan	Prime plus	2.75%	10/10/2039	85.0	85.0	95.9	0.02%
Doctors Express Management of Central Texas LLC	(#,^)	3614 SW HK Dodgen Loop, Ste F, Temple, TX 76504	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	10/8/2024	1.8	1.8	1.8	—%
Michael Rey Jr. and Lynn J. Williams and GIG Petcare dba Hickory	(#,^)	900 Alpine Rd, Bridgeville, PA 15017	Personal and Laundry Services	Term Loan	Prime plus	2.75%	10/3/2039	102.5	102.5	115.7	0.03%
Rocco's LLC and Pantalone Inc dba Rocco's	(#,^)	79 Beach Rd Vineyard Haven, Vineyard Haven, MA 02568	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/30/2039	213.0	213.0	240.4	0.06%
Gordon E Rogers dba Stonehouse Motor Inn	(#,^)	162 Danielson Pike, Foster, RI 02825	Accommodation	Term Loan	Prime plus	2.75%	9/26/2039	47.9	47.9	54.1	0.01%
Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	(#,^)	308 Kennedy St NW, Washington, DC 20011	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/23/2024	1.4	1.4	1.4	—%
Tavern Properties LLC and Wildwood Tavern LLC	(#,^)	6480 West Touhy Ave, Niles, IL 60714	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/15/2039	356.7	356.7	402.7	0.10%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 N Beach St, Fort Worth, TX 76111	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/15/2024	78.9	78.9	81.1	0.02%
Alpha Preparatory Academy LLC	(#,^)	4462 Mink Livsey Rd, Snellville, GA 30039	Social Assistance	Term Loan	Prime plus	2.75%	8/15/2039	121.1	121.1	136.7	0.03%
Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	(#,^)	10463 Hamer Rd, Georgetown, OH 45121	Motor Vehicle and Parts Dealers	Term Loan	Fixed	6%	8/8/2039	114.3	114.3	115.8	0.03%
575 Columbus Avenue Holding Company, LLC and LA-ZE LLC	(#,^)	575 Columbus Ave, New Haven, CT 06519	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/30/2039	16.9	16.9	19.0	—%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus	2.75%	7/24/2039	123.9	123.9	139.9	0.04%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus	2.75%	6/30/2039	722.2	722.2	815.3	0.21%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave Rte 53, Lisle, IL 60532	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/30/2024	22.5	22.5	23.2	0.01%
Nikobella Properties LLC and JPO Inc dba Village Car Wash	(#,^)	1372 South US Rte 12, Fox Lake, IL 60020	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/25/2039	423.6	423.6	478.3	0.12%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Val	(#,^)	1313 West Park St #1, Livingston, MT 59047	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	6/20/2039	192.7	192.7	217.6	0.06%
Sico & Walsh Insurance Agency Inc and The AMS Trust	(#,^)	106 Concord Ave, Belmont, MA 02478	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	6/6/2039	76.7	76.7	86.6	0.02%
Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	(#,^)	15637 St Clair Ave, Cleveland, OH 44110	Food and Beverage Stores	Term Loan	Prime plus	2.75%	6/3/2024	3.8	3.8	3.9	—%
Long Island Barber Institute Inc	(#,^)	266 Greenwich St, Hempstead, NY 11550	Educational Services	Term Loan	Prime plus	2.75%	6/2/2039	45.8	45.8	51.7	0.01%
Pocono Coated Products, LLC	(#,^)	100 Sweetree St, Cherryville, NC 28021	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	5/30/2024	5.0	5.0	5.1	—%
Jonesboro Health Food Center LLC	(#,^)	1321 Stone St, Jonesboro, AR 72401	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	5/27/2024	14.0	14.0	14.3	—%
The River Beas LLC and Punam Singh	(#,^)	11704 Centurion Way, Potomac, MD 20854	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/8/2039	74.3	74.3	83.9	0.02%
AS Boyals LLC dba Towne Liquors	(#,^)	117 South Broad St, Woodbury City, NJ 08096	Food and Beverage Stores	Term Loan	Prime plus	2.75%	4/29/2039	89.4	89.4	100.9	0.03%
Gerami Realty, LC Sherrill Universal City Corral, LP dba Golden	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/23/2027	39.3	39.3	41.9	0.01%
Island Wide Realty LLC and Long Island Partners, Inc. dba Realty Execu	(#,^)	201-203-205 West Merrick Rd, Valley Stream, NY 11580	Real Estate	Term Loan	Prime plus	2.75%	4/22/2039	85.1	85.1	96.1	0.02%
Wilshire Media Systems Inc	(#,^)	2649 Townsgate Rd Ste 500, Westlake Village, CA 91361	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/17/2024	37.8	37.8	38.7	0.01%
1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	(#,^)	1899 State Rte 35, South Amboy, NJ 08879	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/9/2039	92.0	92.0	103.9	0.03%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	(#,^)	63 S Wyoming Ave, Edwardsville, PA 18704	Food and Beverage Stores	Term Loan	Prime plus	2.75%	3/20/2039	90.6	90.6	102.3	0.03%
R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	(#,^)	3111 and 3135 Delsea Dr, Franklinville, NJ 08322	Food and Beverage Stores	Term Loan	Prime plus	2.75%	2/28/2039	340.9	340.9	384.9	0.10%
Summit Beverage Group LLC	(#,^)	211 Washington Ave, Marion, VA 24354	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	2/28/2024	66.9	66.9	68.4	0.02%
952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	(#,^)	952 Boston Post Rd, Milford, CT 06460	Personal and Laundry Services	Term Loan	Prime plus	2.75%	2/28/2039	168.9	168.9	190.7	0.05%
Faith Memorial Chapel LLC	(#,^)	600 9th Ave North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus	2.75%	2/28/2039	174.7	174.7	197.2	0.05%
96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	(#,^)	96 Mill St, Berlin, CT 06037	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/12/2039	115.0	115.0	129.8	0.03%
JWB Industries, Inc. dba Carteret Die Casting	(#,^)	74 Veronica Ave, Somerset, NJ 08875	Primary Metal Manufacturing	Term Loan	Prime plus	2.75%	2/11/2024	53.4	53.4	54.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

986 Dixwell Avenue Holding Company, LLC and Mughali Foods, LLC	(#,^)	986 Dixwell Ave, Hamden, CT 06510	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/7/2039	81.3	81.3	91.8	0.02%
Sarah Sibadan dba Sibadan Agency	(#,^)	102-05 101st Ave, Ozone Park, NY 11416	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	1/27/2039	105.3	105.3	118.9	0.03%
Icore Enterprises Inc dba Air Flow Filters Inc	(#,^)	151 W 24th St, Hialeah, FL 33010	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	1/15/2024	3.9	3.9	4.0	—%
Nutmeg North Associates LLC Steeltech Building Products Inc	(#,^)	636 Nutmeg Rd North, South Windsor, CT 06074	Construction of Buildings	Term Loan	Prime plus	2.75%	12/31/2038	742.9	742.9	838.8	0.21%
KK International Trading Corporation	(#,^)	219 Lafayette Dr, Syosset, NY 11791	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/23/2028	102.5	102.5	111.4	0.03%
Kurtis Sniezek dba Wolfe's Foreign Auto	(#,^)	712 5th St, New Brighton, PA 15066	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/20/2038	72.1	72.1	81.4	0.02%
920 CHR Realty LLC, V. Garofalo Carting Inc	(#,^)	920 Crooked Hill, Brentwood, NY 11717	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	12/10/2038	339.7	339.7	383.5	0.10%
DKB Transport Corp	(#,^)	555 Water Works Rd, Old Bridge, NJ 08857	Truck Transportation	Term Loan	Prime plus	2.75%	12/5/2038	112.6	112.6	127.1	0.03%
Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	(#,^)	1455 S Richland Creek Rd, Sugar HIll, GA 30518	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/3/2038	72.3	72.3	81.7	0.02%
BVIP Limousine Service LTD	(#,^)	887 W Liberty, Medina, OH 44256	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	11/27/2038	61.9	61.9	69.9	0.02%
AcuCall LLC	(#,^)	824 U.S Hwy 1, Ste 335, North Palm Beach, FL 33408	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/21/2023	2.5	2.5	2.5	—%
Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	(#,^)	3039-3043 Hedley, Springfield, IL 62704	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	11/18/2023	7.0	7.0	7.1	—%
Polpo Realty, LLC, Polpo Restaurant, LLC	(#,^)	554 Old Post Rd #3, Greenwich, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/6/2038	52.0	52.0	58.7	0.01%
Janice B. McShan and The Metropolitan Day School, LLC	(#,^)	2817 Lomb Ave, Birmingham, AL 35208	Social Assistance	Term Loan	Prime plus	2.75%	10/31/2023	6.2	6.2	6.3	—%
Master CNC Inc & Master Properties LLC	(#,^)	11825 29 Mile Rd, Washington, MI 48095	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/31/2038	481.9	481.9	544.1	0.14%
1 North Restaurant Corp dba 1 North Steakhouse	(#,^)	322 W. Montauk Hwy, Hampton Bays, NY 11946	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/31/2038	169.6	169.6	191.4	0.05%
Mid-Land Sheet Metal Inc	(#,^)	125 E Fesler St, Santa Maria, CA 93454	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/31/2038	111.5	111.5	125.9	0.03%
Greenbrier Technical Services, Inc	(#,^)	407 E. Edgar Ave, Ronceverte, WV 24970	Repair and Maintenance	Term Loan	Prime plus	2.75%	10/24/2023	18.5	18.5	18.9	—%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	(#,^)	77 Mill Rd, Freeport, NY 11520	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/24/2038	118.4	118.4	133.7	0.03%
Cencon Properties LLC and Central Connecticut Warehousing Company	(#,^)	37 Commons Court, Waterbury, CT 06704	Warehousing and Storage	Term Loan	Prime plus	2.75%	9/30/2038	277.3	277.3	313.1	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funera	(#,^)	17 Pearl St, Mystic, CT 06355	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/26/2038	80.4	80.4	90.7	0.02%
Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 60636	Social Assistance	Term Loan	Prime plus	2.75%	9/25/2038	73.1	73.1	82.6	0.02%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	(#,^)	11585 Jones Bridge Rd, Ste 4G, Johns Creek, GA 30022	Educational Services	Term Loan	Prime plus	2.75%	9/20/2023	6.5	6.5	6.5	—%
Faith Memorial Chapel LLC	(#,^)	600 9th Ave North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/20/2038	215.1	215.1	242.9	0.06%
Grafio Inc dba Omega Learning Center-Acworth	(#,^)	5330 Brookstone Dr, Ste 320, Acworth, GA 30101	Educational Services	Term Loan	Prime plus	2.75%	9/13/2023	23.0	23.0	23.4	0.01%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/12/2028	28.4	28.4	30.8	0.01%
Prospect Kids Academy Inc	(#,^)	532 St Johns Pl, Brooklyn, NY 11238	Educational Services	Term Loan	Prime plus	2.75%	9/11/2038	99.8	99.8	112.7	0.03%
Schmaltz Holdings, LLC and Schmaltz Operations, LLC	(#,^)	3408 Castle Rock Farm Rd, Pittsboro, NC 27312	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/4/2038	174.1	174.1	196.6	0.05%
Caribbean Concepts, Inc. dba Quick Bleach	(#,^)	120 East 56th St, St.#730, New York, NY 10022	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/12/2023	2.7	2.7	2.8	—%
Angkor Restaurant Inc	(#,^)	10 Traverse St, Providence, RI 02903	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/19/2038	74.3	74.3	83.8	0.02%
Harbor Ventilation Inc and Estes Investment, LLC	(#,^)	509 East Park St., Livingston, MT 59047	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	7/19/2038	1.9	1.9	2.1	—%
Tri County Heating and Cooling Inc.	(#,^)	509 East Park St., Livingston, MT 59047	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	7/19/2023	9.6	9.6	9.8	—%
Maxiflex LLC	(#,^)	512 Verret St, New Orleans, LA 70114	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	6/28/2023	4.5	4.5	4.5	—%
GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	(#,^)	411 Sharp St, Millville, NJ 08332	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/28/2038	77.4	77.4	87.4	0.02%
Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	(#,^)	200 North Branford Rd, Branford, CT 06405	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	6/18/2028	440.6	440.6	476.2	0.12%
KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	(#,^)	24 Elm St, Montpelier, VT 05602	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus	2.75%	6/14/2023	36.8	36.8	37.2	0.01%
Absolute Desire LLC and Mark H. Szierer and Sophisticated Smile	(#,^)	85 Reaville Ave, Flemington, NJ 08822	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/5/2038	149.6	149.6	168.9	0.04%
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	(#,^)	4640 Monticello Ave, Ste 8A, Williamsburg, VA 23188	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/28/2023	5.6	5.6	5.6	—%
Ryan D. Thornton and Thornton & Associates LLC	(#,^)	800 Bethel St, Ste 200, Honolulu, HI 96813	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	5/24/2023	3.6	3.6	3.6	—%
Peanut Butter & Co., Inc.	(#,^)	250 West 54th St Ste 807, New York, NY 10019	Food Manufacturing	Term Loan	Prime plus	2.75%	4/30/2023	8.5	8.5	8.6	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

1258 Hartford TPKE, LLC and Phelps and Sons, Inc	(#,^)	1258 Hartford Turnpike, Vernon, CT 06066	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	3/29/2038	98.3	98.3	111.0	0.03%
A & M Commerce, Inc. dba Cranberry Sunoco	(#,^)	398 Baltimore Blvd, Westminster, MD 21157	Gasoline Stations	Term Loan	Prime plus	2.75%	3/27/2038	256.3	256.3	289.4	0.07%
Xela Pack, Inc. and Aliseo and Catherine Gentile	(#,^)	8300 Boettner Rd, Saline, MI 48176	Paper Manufacturing	Term Loan	Prime plus	2.75%	3/27/2028	135.3	135.3	145.8	0.04%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	(#,^)	3937 Sherman Ave, Saint Joseph, MO 64506	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/25/2038	445.0	445.0	502.4	0.13%
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	3/15/2023	31.7	31.7	31.9	0.01%
Osceola River Mill, LLC Ironman Machine, Inc.	(#,^)	27 Hungerford St, Pittsfield, MA 01201	Machinery Manufacturing	Term Loan	Prime plus	2.75%	2/20/2038	67.8	67.8	76.5	0.02%
Retain Loyalty LLC	(#,^)	1250 Sanders Ave SW, Massillon, OH 44647	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	2/15/2038	93.6	93.6	105.7	0.03%
Sherill Universal City dba Golden Corral LP	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/28/2038	363.9	363.9	410.9	0.10%
Macho LLC Madelaine Chocolate Novelties Inc	(#,^)	96-03 Beach Channel Dr, Rockaway Beach, NY 11693	Food Manufacturing	Term Loan	Prime plus	2.75%	12/31/2037	392.6	392.6	443.3	0.11%
Polpo Realty LLC & Polpo Restaurant LLC	(#,^)	554 Old Post Rd #3, Greenwich, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/27/2037	417.9	417.9	471.8	0.12%
Richmond Hill Mini Market, LLC	(#,^)	101 Richmond Hill Ave, Stamford, CT 06902	Food and Beverage Stores	Term Loan	Prime plus	2.75%	11/27/2037	144.0	144.0	162.6	0.04%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	(#,^)	1345 Wampanoag Trail, East Providence, RI 02915	Gasoline Stations	Term Loan	Prime plus	2.75%	11/21/2037	74.9	74.9	84.6	0.02%
R & J Petroleum LLC Manar USA, Inc.	(#,^)	305 Quincy Shore Dr, Quincy, MA 02107	Gasoline Stations	Term Loan	Prime plus	2.75%	11/20/2037	140.1	140.1	158.2	0.04%
St Judes Physical Therapy P.C.	(#,^)	7712 Fourth Ave, Brooklyn, NY 11209	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	11/19/2022	0.2	0.2	0.3	—%
Hi-Def Imaging, Inc. dba SpeedPro Imaging	(#,^)	3580 Progress Dr, Unit Q, Bensalem, PA 19020	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	11/9/2022	0.7	0.7	0.7	—%
Reidville Hydraulics Mfg Inc dba Summit	(#,^)	175 Industrial Ln, Torrington, CT 06790	Machinery Manufacturing	Term Loan	Prime plus	2.75%	11/2/2037	204.0	204.0	230.3	0.06%
O'Rourkes Diner LLC dba O'Rourke's Diner	(#,^)	728 Main St, Middletown, CT 06457	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/19/2037	50.7	50.7	57.3	0.01%
Central Tire, Inc. dba Cooper Tire & Auto Services	(#,^)	1111 S Tillotson Ave, Muncie, IN 47304	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/29/2037	220.6	220.6	249.1	0.06%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	(#,^)	6187 NW 167th St Unit H3, Miami, FL 33015	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/23/2028	47.2	47.2	50.9	0.01%
ATI Jet, Inc.	(#,^)	7007 Boeing Dr, El Paso, TX 79925	Air Transportation	Term Loan	Prime plus	2.75%	12/28/2026	218.6	218.6	232.0	0.06%
Valiev Ballet Academy, Inc	(#,^)	635 - 637 Londonderry Ln, Denton, TX 76205	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	8/12/2036	31.3	31.3	35.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave Rte 53, Lisle, IL 60532	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/29/2036	256.4	256.4	289.5	0.07%
Profile Performance, Inc. and Eidak Real Estate, L.L.C.	(#,^)	44600 Michigan Ave, Canton, MI 48188	Repair and Maintenance	Term Loan	Prime plus	2.75%	4/20/2036	92.3	92.3	104.2	0.03%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	(#,^)	2267 Fernberg Trail, Ely, MN 55731	Nonstore Retailers	Term Loan	Prime plus	2.75%	4/18/2036	104.2	104.2	117.6	0.03%
Michael S. Korfe dba North Valley Auto Repair	(#,^)	7516 B 2nd St, NW, Albuquerque, NM 87107	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/24/2036	11.1	11.1	12.6	—%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	(#,^)	64-68 North Central Ave, Valley Stream, NY 11580	Support Activities for Transportation	Term Loan	Prime plus	2.75%	1/28/2036	81.3	81.3	91.8	0.02%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	(#,^)	2879 Limekiln Pike, Glenside, PA 19038	Repair and Maintenance	Term Loan	Prime plus	2.75%	11/30/2035	24.1	24.1	27.2	0.01%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	(#,^)	2320 2nd St, Albuquerque, NM 87107	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/2/2035	35.2	35.2	39.7	0.01%
Tanner Optical Inc. dba Murphy Eye Care	(#,^)	305 Shirley Ave, Douglas, GA 31533	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/22/2035	61.7	61.7	69.7	0.02%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 North Beach St, Haltom City, TX 76111	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/29/2024	8.2	8.2	8.4	—%
D & D's Divine Beauty School of Esther, LLC	(#,^)	5524 Germantown Ave, Philadelphia, PA 19144	Educational Services	Term Loan	Fixed	6%	8/1/2031	36.0	36.0	36.3	0.01%
Bliss Coffee and Wine Bar, LLC	(#)	1402-A Handlir Dr, Bel Air, MD 21015	Food Services and Drinking Places	Term Loan	Fixed	6%	11/30/2022	55.5	55.5	55.4	0.01%
1911 East Main Street Holdings, Corp	(#,^)	1911 East Main St, Endicott, NY 13760	Repair and Maintenance	Term Loan	Prime plus	2.75%	5/18/2032	8.3	8.3	9.4	—%
Dave Kris, and MDK Ram Corp.	(#,^)	15 Elm Park, Groveland, MA 01930	Food and Beverage Stores	Term Loan	Prime plus	2.75%	2/5/2026	12.6	12.6	13.3	—%
Head To Toe Personalized Pampering, Inc.	(#,^)	2331 North State Rd 7 Ste 123, Lauderhill, FL 33313	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/27/2031	6.2	6.2	6.9	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	(#)	1912 Manhattan Ave, Harvey, LA 70058	Repair and Maintenance	Term Loan	Fixed	6%	8/26/2024	5.1	5.1	5.1	—%
Whirlwind Car Wash, Inc.	(#,^)	1370 Le Anne Marie Cir, Columbus, OH 43026	Repair and Maintenance	Term Loan	Prime plus	2%	4/9/2029	9.6	9.6	10.3	—%
Min Hui Lin	(#,^)	1916 Broad St, Lanett, AL 36863	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/30/2028	10.0	10.0	10.8	—%
Auto Sales, Inc.	(#,^)	1925 State St, Hamden, CT 06417	Motor Vehicle and Parts Dealers	Term Loan	Fixed	6%	8/17/2023	1.2	1.2	1.2	—%
Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	(#)	3118 Bayshore Ave, Brigantine, NJ 08203	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	6%	9/14/2023	12.3	12.3	12.3	—%
Track Side Collision & Tire, Inc.	(#,^)	98-16 160 Ave, Ozone Park, NY 11414	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	6/16/2025	1.9	1.9	2.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Deesha Corporation, Inc. dba Best Inn & Suites	(#,^)	9225 Parkway East, Birmingham, AL 35206	Accommodation	Term Loan	Prime plus	2.25%	2/14/2025	9.6	9.6	9.8	—%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	(#,^)	386 Winsted Rd, Torrington, CT 06790	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	3/13/2023	0.8	0.8	0.8	—%
Naseeb Corporation	(#,^)	1696 North Broad St, Meriden, CT 06450	Accommodation	Term Loan	Prime plus	2.25%	3/31/2024	7.3	7.3	7.4	—%
Stillwell Ave Prep School	(#,^)	1990 Stillwell Ave, Brooklyn, NY 11214	Social Assistance	Term Loan	Prime plus	2.75%	1/14/2023	2.1	2.1	2.1	—%
Total SBA Unguaranteed Accrual Investments								443,542.4	443,542.4	457,261.4	116.71%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

636 South Center Holdings, LLC and New Mansfield Brass and Aluminum	(*,#,^)	636 South Center St, New Washington, OH 44854	Primary Metal Manufacturing	Term Loan	Prime plus	2.75%	3/20/2039	$64.6	$64.6	$56.1	0.01%
3SIXO Motorsports LLC dba 3SIXO Motorsports Shop	(*,#,^)	217 W Main St, Centralia, WA 98531	Motor Vehicle and Parts Dealers	Term Loan	Fixed	7.75%	1/6/2029	363.6	363.6	229.9	0.06%
Ace Auto Recovery, Inc.	(*,#,^)	1209 North Ln Ave, Jacksonville, FL 32254	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/26/2043	150.8	150.8	137.3	0.04%
Action Barricade Company, LLC and Barricade Holding LLC	(*,#,^)	208 South 67th Ave, Phoenix, AZ 85043	Rental and Leasing Services	Term Loan	Prime plus	2.75%	9/27/2028	228.2	228.2	8.4	0.00%
Adow Pools LLC	(*,#,^)	393 Glenbrook Rd, Stamford, CT 06906	Personal and Laundry Services	Term Loan	Fixed	6%	5/25/2028	112.0	112.0	91.1	0.02%
AJN Innovations LLC dba Burgerim	(*,#,^)	6704 Main St, Miami Lakes, FL 33014	Food Services and Drinking Places	Term Loan	Fixed	6%	2/15/2031	104.3	104.3	69.9	0.02%
Albas Bar & Grill LLC	(*,#,^)	221 Self Main St, Homer City, PA 15748	Food Services and Drinking Places	Term Loan	Fixed	6%	10/13/2042	21.9	21.9	13.0	0.00%
Alive Design, LLC	(*,#)	1906 NE 23 rd Ave, Cape Coral, FL 33909	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/13/2027	6.2	6.2	5.3	0.00%
Alyssa Corp dba Knights Inn	(*,#,^)	1105 Columbus Parkway, Opelika, AL 36801	Accommodation	Term Loan	Prime plus	2.25%	9/30/2023	18.7	18.7	17.1	0.00%
American Demolition, Inc	(*,#,^)	401 N Kuner Rd, Brighton, CO 80601	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/17/2029	160.5	160.5	142.7	0.04%
Anderson Companies LLC	(*,#,^)	3015 S White Horse Pike, Hammonton, NJ 08037	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/28/2044	182.0	182.0	158.1	0.04%
Anderson Farms Inc	(*,#)	271 West Hwy 30, Burley, ID 83318	Truck Transportation	Term Loan	Fixed	7.5%	12/22/2027	4,090.1	4,090.1	3,649.0	0.93%
Anglin Cultured Stone Products LLC	(*,#,^)	877 Salem Church Rd, Newark, DE 19702	Construction of Buildings	Term Loan	Fixed	8.25%	12/27/2042	469.8	469.8	—	0.00%
Anglin Cultured Stone Products LLC dba Anglin Construction	(*,#)	877 Salem Church Rd, Newark, DE 19702	Specialty Trade Contractors	Term Loan	Fixed	8.25%	6/30/2025	143.7	143.7	68.9	0.02%
Arclay ,LLC	(*,#,^)	49 Geyser Rd Ste 100, Saratoga Springs, NY 12866	Nonmetallic Mineral Product Manufacturing	Term Loan	Fixed	8%	5/5/2030	137.1	137.1	34.7	0.01%
B for Blonde, LLC dba Blo Blow Dry Bar	(*,#)	142 East 49th St, New York, NY 10017	Personal and Laundry Services	Term Loan	Fixed	6%	2/12/2026	39.7	39.7	33.7	0.01%
B for Brunette dba Blo	(*,#,^)	50 Glen Cove Rd, Greenvale, NY 11548	Personal and Laundry Services	Term Loan	Fixed	6%	9/10/2023	20.5	20.5	17.4	0.00%
D for Dream LLC dba Blo Blow Dry Bar Inc	(*,#,^)	460 East 3rd Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	Fixed	6%	5/13/2029	66.7	66.7	53.9	0.01%
D & D Optics Inc dba Sterling Optical	(*,#,^)	1487 East LaSalle Dr, Bismark, ND 58503	Ambulatory Health Care Services	Term Loan	Fixed	6%	12/21/2028	38.6	38.6	35.8	0.01%
B&C Texas Leasing Inc and M&W Hot Oil, Inc.	(*,#,^)	8124 Sprague Rd, Odessa, TX 73764	Support Activities for Mining	Term Loan	Prime plus	2.75%	3/30/2028	645.3	645.3	121.2	0.03%
B&C Texas Leasing Inc.,M & W Hot Oill, Inc	(*,#,^)	8124 Sprague Rd, Odessa, TX 79764	Support Activities for Mining	Term Loan	Fixed	6%	3/30/2043	256.1	256.1	128.8	0.03%
B4 Fitness LLC dba The Zoo Health Club	(*,#)	4 Beehive Dr, Epping, NH 03042	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	8.25%	9/23/2026	10.4	10.4	8.6	0.00%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Baker Sales, Inc. d/b/a Baker Sales, Inc.	(*,#)	60207 Camp Villere Rd, Slidell, LA 70460	Nonstore Retailers	Term Loan	Fixed	6%	3/29/2036	177.4	177.4	35.6	0.01%
BB Services, LLC	(*,#,^)	580 39 Rd, Palisade, CO 81526	Truck Transportation	Term Loan	Prime plus	2.75%	6/27/2029	87.1	87.1	79.3	0.02%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	(*,#,^)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	Prime plus	2.75%	8/12/2041	1,608.1	1,608.1	—	0.00%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	(*,#)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	Fixed	7.25%	12/30/2024	85.4	85.4	73.3	0.02%
Beau & HB Inc dba Beau's Billard, Bowling & Arcade	(*,#,^)	100 Village RD, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/16/2043	63.6	63.6	55.9	0.01%
Beau & HB Inc dba Beau's Billiard, Bowling & Arcade	(*,#,^)	100 Village Rd, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/16/2029	30.6	30.6	7.0	0.00%
Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle	(*,#,^)	377 Boston Post Rd, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus	2.75%	6/16/2026	248.7	248.7	169.5	0.04%
Blue EagleTransport Inc, Greeneagle Transport Inc & Golden Eagle	(*,#,^)	377 Boston Post Rd, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus	2.75%	8/31/2027	260.5	260.5	—	0.00%
Blue Eagle Transport Inc , Golden Eagle Transport, Inc & Green Eagle	(*,#,^)	377 Boston Post Rd Unit B, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus	2.75%	10/27/2027	26.1	26.1	—	0.00%
Blue Eagle Transport Inc.,Golden Eagle Tran and Green Eagle	(*,#,^)	377 Boston Post Rd, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus	2.75%	8/28/2029	386.5	386.5	185.4	0.05%
Blue Seven, LLC	(*,#,^)	11111 San Jose Blvd, Ste 70, Jacksonville, FL 32223	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/27/2029	42.4	42.4	38.6	0.01%
Bone Bar & Grill LLC	(*,#)	3547 &3551 Philipsburg Bigler Hwy, West Decatur, PA 16878	Food Services and Drinking Places	Term Loan	Fixed	7%	6/30/2042	34.7	34.7	6.9	0.00%
Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	(*,#)	201 Highland Ave, East Syracuse, NY 13057	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	8.25%	3/13/2039	201.2	201.2	97.0	0.02%
Calhoun Satellite Communications, Inc.	(*,#)	1914 Tigertail Blvd, Dania Beach, FL 33004	Telecommunications	Term Loan	Fixed	7%	12/2/2026	333.8	333.8	220.3	0.06%
Capital Containers LLC	(*,#,^)	7610 Auburn Blvd #4B, Citrus Heights, CA 95610	Truck Transportation	Term Loan	Prime plus	2.75%	12/15/2027	10.4	10.4	9.7	0.00%
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	(*,#)	320 Fair St, Kutztown, PA 19530	Transit and Ground Passenger Transportation	Term Loan	Fixed	7.5%	9/30/2027	366.2	366.2	118.9	0.03%
Chickamauga Properties, Inc., MSW Enterprises, LLP	(*,#)	214 Sutherland Way, Rocky Face, GA 30740	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	6.25%	12/22/2035	59.0	59.0	12.9	0.00%
Children First Home Health Care Inc	(*,#,^)	1220 Broadcasting Rd Ste 202, Wyomissing, PA 19610	Ambulatory Health Care Services	Term Loan	Fixed	7.5%	12/27/2028	258.7	258.7	33.3	0.01%
CIS BIG DOG, LLC	(*,#,^)	8920 US HWY, 62 WEST, Cynthiana, KY 41031	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/19/2027	46.7	46.7	43.5	0.01%
Clark Realty LLC	(*,#)	4 Walker Way, Albany, NY 12205	Real Estate	Term Loan	Fixed	8%	8/29/2041	73.3	73.3	66.8	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Royal Blue Investments, Inc. and Cleland Pharmacy LLC	(*,#,^)	202 S. 1st St, Wakeeny, KS 67672	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	7/31/2042	48.1	48.1	40.3	0.01%
Clowers Trucking By Faith LLC	(*,#)	705 E Brookwood PL, Valdosta, GA 31601	Truck Transportation	Term Loan	Prime plus	6.5%	5/23/2029	10.2	10.2	—	0.00%
Commonwealth Diagnostics International, Inc	(*,#,^)	39 Norman St a/k/a 1 Holyoke Square, Salem, MA 01970	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/20/2027	931.5	931.5	809.2	0.21%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	(*,#)	380 E. Borden Rd, Rose City, MI 48654	Professional, Scientific, and Technical Services	Term Loan	Fixed	6.25%	11/30/2024	156.1	156.1	40.2	0.01%
D&G Capital LLC dba Miami Grill 277	(*,#)	2521 North Federal Hwy, Unit C, Boca Raton, FL 33431	Food Services and Drinking Places	Term Loan	Fixed	6.5%	12/16/2025	41.6	41.6	7.6	0.00%
Darnoc Enterprises Inc, Setira Paul Inc dba Conrad's Famous Bakery	(*,#,^)	299 Utica Ave, Brooklyn, NY 11203	Food Manufacturing	Term Loan	Prime plus	2.75%	6/27/2043	337.0	337.0	271.9	0.07%
Destination Hope, Inc, TrilogyTreatment & Wellness Center, Inc	(*,#)	6555 NW 9th Ave, Fort Lauderdale, FL 33309	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/30/2029	24.0	24.0	22.4	0.01%
DG Business Solutions, Inc	(*,#,^)	11008 Rene St, Lenexa, KS 66215	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/30/2029	200.8	200.8	178.5	0.05%
Donald Wells Consulting Co	(*,#,^)	2347 Bright Meadows, Missouri City, TX 77489	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/18/2031	12.3	12.3	—	0.00%
Driven Warehouse/Distribution LLC	(*,#)	271 East North Ave, Glendale, IL 60139	Truck Transportation	Term Loan	Fixed	8%	12/22/2027	1,043.8	1,043.8	469.4	0.12%
Dynamic Dental Corporation	(*,#,^)	3760 NW 126th Ave, Coral Springs, FL 33065	Merchant Wholesalers, Durable Goods	Term Loan	Fixed	7.5%	5/31/2029	59.2	59.2	53.9	0.01%
E & I Holdings, LP & PA Farm Products, LLC	(*,#)	1095 Mt Airy Rd, Stevens, PA 17578	Food Manufacturing	Term Loan	Fixed	6%	4/30/2030	4,705.2	4,705.2	2,925.3	0.75%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	(*,#,^)	4401 N I-35 #113, Denton, TX 76207	Truck Transportation	Term Loan	Fixed	6%	3/31/2024	148.8	148.8	19.9	0.01%
Earth First Recycling, LLC and 191 Clark Road, LLC	(*,#,^)	400 Island Park Rd, Easton, PA 18040	Merchant Wholesalers, Durable Goods	Term Loan	Fixed	8%	6/5/2027	338.0	338.0	300.6	0.08%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	(*,#,^)	11949 Borden Ave, San Fernando, CA 91340	Specialty Trade Contractors	Term Loan	Fixed	8.25%	12/31/2022	43.9	43.9	—	0.00%
Ericon, Inc.	(*,#)	740 Davenport Ave, Fremont, NE 68025	Gasoline Stations	Term Loan	Fixed	8.25%	12/1/2041	258.2	258.2	196.6	0.05%
ERT Group Inc and Curt's Tools Inspection Inc	(*,#)	5229 142nd Dr. NW, Williston, ND 58801	Support Activities for Mining	Term Loan	Fixed	6%	3/18/2041	689.0	689.0	264.4	0.07%
Estelle Finkel Educational Associates,LLC	(*,#,^)	125 West Mount Pleasant Ave, Livingston, NJ 07039	Educational Services	Term Loan	Prime plus	2.75%	5/11/2027	64.9	64.9	57.7	0.01%
ETS Tree Service Inc and Eastern Tree Service, Inc	(*,#,^)	4813 Pinson Valley Parkway, Birmingham, AL 35215	Administrative and Support Services	Term Loan	Fixed	6%	12/21/2028	183.4	183.4	93.1	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Evergreen Pallet LLC and Evergreen Recycle LLC	(*,#)	302 W 53rd St N., Wichita, KS 67204	Wood Product Manufacturing	Term Loan	Fixed	7.25%	3/16/2026	775.8	775.8	226.8	0.06%
Magill Truck Line LLC and Jeff J. Ralls	(*,#)	211 West 53rd St N., Park City, KS 67204	Truck Transportation	Term Loan	Fixed	7.25%	2/23/2026	170.2	170.2	28.0	0.01%
Evernook Valley Milk LLC	(*,#,^)	7448 Emmerson Rd, Everson, WA 98247	Animal Production and Aquaculture	Term Loan	Fixed	7.5%	8/31/2042	637.5	637.5	536.2	0.14%
Excel RP Inc	(*,#,^)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	Fixed	8.25%	8/30/2023	66.8	66.8	60.8	0.02%
Excel RP Inc	(*,#)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	Fixed	8.25%	3/25/2026	95.2	95.2	88.7	0.02%
Excel RP, Inc./Kevin and Joann Foley	(*,#)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	Fixed	8.25%	7/8/2028	32.4	32.4	30.2	0.01%
Florida Apnea Diagnostics LLC	(*,#,^)	2664 Cypress Ridge Blvd Ste. 101 & 102 A, Wesley Chapel, FL 33544	Ambulatory Health Care Services	Term Loan	Fixed	8.25%	10/20/2027	11.0	11.0	4.2	0.00%
Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	(*,#,^)	5600 N. River Rd #925, Rosemont, IL 60018	Real Estate	Term Loan	Fixed	6%	3/27/2025	512.3	512.3	—	0.00%
Four Seasons Laser Center Inc.	(*,#,^)	4720 NW 2nd Ave Unit D-104 and Unit D-105, Boca Raton, FL 33498	Personal and Laundry Services	Term Loan	Fixed	6%	6/26/2042	194.3	194.3	172.8	0.04%
Four Seasons Laser Center Inc.	(*,#,^)	4720 NW 2nd Ave Unit D104 and Unit D-105, Boca Raton, FL 33498	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/28/2029	10.7	10.7	10.0	0.00%
Frontier Sand LLC	(*,#,^)	305 Country Hwy AA, New Auburn, WI 54757	Mining (except Oil and Gas)	Term Loan	Fixed	8.25%	11/30/2027	1,096.9	1,096.9	570.9	0.15%
GDIM Enterprises Inc dba AAMCO	(*,#,^)	1657 Whiskey Rd., Aiken, SC 29803	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/19/2029	17.0	17.0	7.9	0.00%
Gilpin Enterprises, LLC dba Jon Smith Subs	(*,#,^)	17790 State Rd 54, Lutz, FL 33458	Food Services and Drinking Places	Term Loan	Fixed	6%	9/12/2029	62.1	62.1	43.0	0.01%
Gold Wind Logistics LLC	(*,#,^)	2830 Beech Daly Rd, Inkster, MI 48141	Truck Transportation	Term Loan	Prime plus	2.75%	10/20/2041	156.6	156.6	136.0	0.03%
Grand Manor Realty, Inc. & Kevin LaRoe	(*,#)	318 S. Halsted St, Chicago, IL 60661	Real Estate	Term Loan	Fixed	6%	2/20/2023	19.0	19.0	16.5	0.00%
Greensboro Plastic Surgical Associates, PA	(*,#,^)	2716 Henry St, Greensboro, NC 27405	Ambulatory Health Care Services	Term Loan	Fixed	6%	6/29/2042	478.6	478.6	446.0	0.11%
GT Performance Plus Inc	(*,#,^)	4210 College St, Beaumont, TX 77707	Motor Vehicle and Parts Dealers	Term Loan	Fixed	6%	6/11/2029	66.8	66.8	9.7	0.00%
H.M.C, Incorporated	(*,#,^)	7190 Oakland Mills Rd Ste 10, Columbia, MD 21046	Furniture and Related Product Manufacturing	Term Loan	Fixed	8.25%	7/3/2028	183.8	183.8	43.4	0.01%
Hackensack Steel Corporation and Luzerne Ironworks Inc	(*,#,^)	300 Sly St, Swoyersville, PA 18709	Specialty Trade Contractors	Term Loan	Fixed	6%	11/10/2026	170.1	170.1	154.9	0.04%
Hackstaff Restaurants LLC	(*,#,^)	248 W 1st. St Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/15/2029	132.7	132.7	61.6	0.02%
Hallmark Enterprises LLC	(*,#)	54 Furman Ave, Brooklyn, NY 11207	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/22/2031	1,245.4	1,245.4	377.9	0.10%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc	(*,#,^)	34 35th St, Brooklyn, NY 11232	Food Manufacturing	Term Loan	Fixed	6%	12/14/2027	77.2	77.2	22.2	0.01%
Harrison Logging Company LLC	(*,#,^)	127 Legate Rd, Indian Mound, TN 37079	Forestry and Logging	Term Loan	Prime plus	2.75%	2/9/2027	52.8	52.8	49.2	0.01%
HDD Solutions, LLC	(*,#)	6550 Progress Parkway, Cedar Hill, MO 63016	Heavy and Civil Engineering Construction	Term Loan	Fixed	8.25%	12/31/2028	552.8	552.8	354.9	0.09%
HG Ventures, Inc. dba Diamond Head Trucking	(*,#,^)	100 Phoenix Dr, Finleyville, PA 15332	Truck Transportation	Term Loan	Fixed	7.5%	6/29/2030	794.6	794.6	68.8	0.02%
HTE Acquisition, LLC dba Hi Tech Engineering	(*,#,^)	4600, Calle Quetza 4610 & 4620 Calle Quetza, Camarillo, CA 93012	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	6/28/2031	49.2	49.2	44.8	0.01%
Humd, LLC dba La Rosa Chicken and Grill	(*,#)	3111 N. University Dr, Coral Springs, FL 33065	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/31/2030	116.9	116.9	109.0	0.03%
iFood, Inc. dba Steak N Shake	(*,#,^)	2840 E Millbrook Rd, Raleigh, NC 27604	Food Services and Drinking Places	Term Loan	Fixed	6%	6/30/2039	541.9	541.9	493.3	0.13%
iFood, Inc. dba Steak N Shake	(*,#,^)	5900 Duraleigh Rd, Raleigh, NC 27612	Food Services and Drinking Places	Term Loan	Fixed	6%	7/31/2024	148.5	148.5	135.2	0.03%
IHC Hardware Inc.	(*,#,^)	614 Broad St, Story City, IA 50248	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Fixed	6%	12/6/2042	93.8	93.8	27.7	0.01%
Innovation Transport, LLC	(*,#,^)	1 International Blvd, Mahwah, NJ 07495	Truck Transportation	Term Loan	Prime plus	2.75%	5/9/2027	45.5	45.5	41.4	0.01%
Innovation Transport LLC	(*,#,^)	1 International Blvd, Ste 400, Mahwah, NJ 07495	Truck Transportation	Term Loan	Prime plus	2.75%	4/6/2028	34.3	34.3	31.2	0.01%
Insight Vision Care, PC, CRMOD Lubbock, P.C.,Vielm Vision Eyecare Inc	(*,#,^)	4899 Griggs Rd, Houston, TX 77021	Ambulatory Health Care Services	Term Loan	Fixed	7.75%	12/27/2043	952.9	952.9	60.5	0.02%
International Kitchen Supply LLC	(*,#,^)	3466 North Hwy 11, West Union, SC 29696	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	5/25/2026	115.6	115.6	96.8	0.02%
Iredell Oral & Facial Surgery, P.C. dba Johnson Oral Surgery	(*,#,^)	229 Medical Park Rd, Ste 310, Mooresville, NC 28117	Ambulatory Health Care Services	Term Loan	Fixed	6%	3/29/2044	820.8	820.8	515.6	0.13%
IT Quality Solutions, Inc	(*,#,^)	6522 Creekview Cir, Duluth, GA 30097	Administrative and Support Services	Term Loan	Prime plus	2.75%	8/31/2031	7.7	7.7	7.0	0.00%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(*,#)	640 Dubois St, Du Bois, PA 15801	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Fixed	6%	11/10/2026	33.1	33.1	30.2	0.01%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(*,#)	640 Dubois St, Dubois, PA 15801	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Fixed	6%	11/10/2041	288.0	288.0	262.2	0.07%
JAM Media Solutions, LLC	(*,#,^)	4744 Tackawanna St, Philadelphia, PA 19124	Professional, Scientific, and Technical Services	Term Loan	Fixed	6.25%	6/15/2027	22.3	22.3	—	0.00%
JAM Media Solutions LLC	(*,#,^)	11 Netherwood Tr, East Orange, NJ 07017	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/28/2028	768.2	768.2	63.1	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Japp Business Inc dba Pick and Eat and Japp Drink Corp.	(*,#)	4179 Broadway, New York, NY 10033	Food Services and Drinking Places	Term Loan	Fixed	6%	11/30/2025	72.3	72.3	33.2	0.01%
Jay Carlton's, LLC dba Jay Birds Rotisserie & Grill	(*,#,^)	24480 W 10 Mile RD, Southfield, MI 48033	Food Services and Drinking Places	Term Loan	Fixed	6%	1/4/2029	34.0	34.0	28.6	0.01%
Jaymie Hazard dba Indigo Hair Studio and Day Spa	(*,#,^)	2016 Warwick Ave, Warwick, RI 02889	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/20/2040	36.9	36.9	32.1	0.01%
Jbelis Stop N' Go, LLC dba Planet Smoothie	(*,#,^)	2565 E 17th St, Ammons, ID 83406	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/30/2029	15.9	15.9	14.5	0.00%
Jessie's Radiator and Automotive	(*,#,^)	1777 N Ventura Ave, Ventura, CA 93001	Repair and Maintenance	Term Loan	Fixed	6%	10/31/2029	14.7	14.7	9.2	0.00%
JMD Aviation Holdings, LLC	(*,#,^)	8050 North West 90th St, Medley, FL 33166	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/15/2027	397.5	397.5	370.5	0.09%
Johnny's Boy LLC	(*,#,^)	127 East King St, Martinsburg, WV 25401	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/7/2044	31.1	31.1	27.6	0.01%
Key HR Associates, Inc dba Parents Choice for Kids	(*,#,^)	3150 West Park Dr, Burnsville, MN 55306	Social Assistance	Term Loan	Prime plus	2.75%	3/29/2044	443.8	443.8	271.6	0.07%
Kids at Heart,LLC dba Monster Mini Golf	(*,#)	10 Newbury St, Danvers, MA 01923	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	6.75%	9/22/2026	17.2	17.2	16.0	0.00%
Kidtastic LLC dba The Little Gym of Audubon	(*,#)	2850 Audubon Dr, Audubon, PA 19403	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	8.25%	7/27/2026	44.9	44.9	41.8	0.01%
Kim Howard Corp dba NPN Machine Tools	(*,#,^)	9130 Wayfarer Ln, Houston, TX 77075	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	12/7/2042	537.3	537.3	489.2	0.12%
Kim Howard Corp dba NPN Machine Tools	(*,#,^)	9130 Wayfarer Ln, Houston, TX 77075	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	6/28/2029	180.4	180.4	164.3	0.04%
Kostekos Inc dba New York Style Pizza	(*,#)	10 South King St, Gloucester, NJ 08030	Food Services and Drinking Places	Term Loan	Fixed	8%	2/6/2040	34.8	34.8	7.0	0.00%
LA Diner Inc dba Loukas L A Diner	(*,#)	3205 Rte 22 East, Branchburg, NJ 08876	Food Services and Drinking Places	Term Loan	Fixed	7.25%	9/28/2037	92.8	92.8	46.7	0.01%
LAN Doctors Inc	(*,#)	14 Pierson Court, Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	Fixed	8.25%	8/28/2025	52.6	52.6	46.7	0.01%
LAN Doctors Inc	(*,#)	14 Pierson Court, Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	Fixed	8.25%	3/16/2026	43.4	43.4	27.7	0.01%
LBR Partners LLC dba Techy	(*,#,^)	1450 Johns Lake Rd, Clermont, FL 34711	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/9/2030	41.6	41.6	37.9	0.01%
Legacy Roof Contractors LLC	(*,#,^)	32091 Broken Branch Cir, Spanish Fort, AL 36527	Specialty Trade Contractors	Term Loan	Fixed	6%	2/28/2044	94.7	94.7	26.3	0.01%
Linqserv Inc.	(*,#,^)	1555 Lyell Ave, Rochester, NY 14606	Transit and Ground Passenger Transportation	Term Loan	Fixed	7.5%	11/9/2027	261.2	261.2	15.3	0.00%
Mag Auto Group Inc dba MAG Motor Company	(*,#)	1890 North Main St, Walnut Creek, CA 94596	Motor Vehicle and Parts Dealers	Term Loan	Fixed	6%	9/24/2031	218.8	218.8	71.4	0.02%
Malhame & Company Publishers & Importers Inc.	(*,#,^)	180 Orville Rd, Bohemia, NY 11780 10 Hub Drive 11 Hub Drive & 12 Hub Drive Melville NY 11747	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/29/2027	58.2	58.2	53.0	0.01%
Matchless Transportation LLC dba First Class Limo	(*,#)	31525 Aurora Rd # 5, Solon, OH 44139	Transit and Ground Passenger Transportation	Term Loan	Fixed	6.25%	5/31/2020	117.2	117.2	24.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

800 on the Trax LLC and Matrix Z LLC	(*,#)	800 SW 21st Tr, Fort Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	5/31/2020	223.7	223.7	134.8	0.03%
Matrix Z LLC	(*,#,^)	800 SW 21st Tr, Fort Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	3.75%	5/31/2020	4.9	4.9	4.4	0.00%
Matrix Z, LLC	(*,#,^)	800 SW 21st Tr, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	5/31/2020	60.9	60.9	55.4	0.01%
Matrix Z LLC	(*,#)	800 SW 21st Tr, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	6.5%	5/31/2020	9.4	9.4	8.6	0.00%
MB Nursery LLC dba The Garden Center	(*,#,^)	15562 HWY-South, Whitehouse, TX 75791	Administrative and Support Services	Term Loan	Prime plus	2.75%	5/31/2020	70.2	70.2	63.9	0.02%
McFarlin, LLP	(*,#,^)	4 Park Plz Ste 1025, Irvine, CA 92614	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/31/2020	158.4	158.4	6.0	0.00%
Mojo Brands Media, LLC	(*,#)	3260 University Blvd., Ste 100, Winter Park, FL 32792	Broadcasting (except Internet)	Term Loan	Fixed	6%	8/28/2023	673.2	673.2	58.5	0.01%
Moon Landscaping, Inc, Moon Group, Inc moon Nursery, Inc	(*,#,^)	145 Moon Rd, Chesapeake City, MD 21915	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	6/27/2029	1,083.3	1,083.3	986.2	0.25%
Morris Glass and Construction Inc	(*,#)	40058 Hwy 30, Astoria, OR 97103	Specialty Trade Contractors	Term Loan	Fixed	15%	10/1/2023	287.4	287.4	123.9	0.03%
MPI Automotive Corp	(*,#)	19925 Stevens Creek Blvd, Ste 100, Cupertino, CA 95014	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	5/26/2031	48.8	48.8	4.7	0.00%
Mr. Lube, Inc	(*,#,^)	721 E Westpoint Dr., Wasilla, AK 99654	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/22/2043	595.6	595.6	343.5	0.09%
Mr. Lube, Inc.	(*,#,^)	721 E. West Point Dr, Wasilla, AK 99654	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/22/2028	516.8	516.8	26.8	0.01%
Murf & Sons LLC	(*,#,^)	3821 Pleasant Hill Rd, Store #B-107, Kissimmee, FL 34746	Food Services and Drinking Places	Term Loan	Fixed	5%	11/16/2027	22.5	22.5	13.1	0.00%
N Transport LLC	(*,#,^)	5348 W Brown Ave, Fresno, CA 93722	Truck Transportation	Term Loan	Fixed	8%	11/20/2027	364.2	364.2	55.4	0.01%
Nix and Nix Funeral Home North Inc,	(*,#,^)	1621 W. Dauphin St, Philadelphia, PA 08065	Personal and Laundry Services	Term Loan	Prime plus	2.75%	12/28/2043	538.4	538.4	452.1	0.12%
Northern Steel and Concrete, LLC, a Pennsylvania LLC,Northern Steel	(*,#)	18 Hillcrest Ln, Willingboro, NJ 08046	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/17/2031	1,063.0	1,063.0	910.7	0.23%
Northern Steel and Concrete, LLC (NJ) and Northern Steel and Concrete	(*,#)	18 Hillcrest Ln, Willingboro, NJ 08046	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/18/2032	156.6	156.6	102.1	0.03%
Ocean Trans LLC and Dehal Trucking LLC	(*,#,^)	760 W. Charter Way, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus	2.75%	6/29/2027	356.6	356.6	324.6	0.08%
Ocean Trans LLC	(*,#,^)	1415 W Andersonr Way, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus	2.75%	7/21/2027	23.9	23.9	21.8	0.01%
Ocean Trans LLC & Dehal Trucking LLC	(*,#,^)	1415 W. Anderson St, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus	2.75%	12/15/2042	581.2	581.2	481.7	0.12%
Ocean Trans LLC and Dehal Trucking LLC	(*,#,^)	1415 W Anderson St, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus	2.75%	3/27/2029	57.3	57.3	52.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Olsen Bros. Transportation, Inc. & Golden Spike Leasing, LLC	(*,#,^)	2520 Pennsylvania Ave, Ogden, UT 84401	Truck Transportation	Term Loan	Fixed	8.25%	6/20/2028	336.4	336.4	51.3	0.01%
Panther Ironworks and Rigging Solutions LLC	(*,#)	1028 Washburn Switch Rd, Shelby, NC 28150	Specialty Trade Contractors	Term Loan	Fixed	6%	11/10/2026	40.4	40.4	19.4	0.00%
Paragon Fabricators Inc, Paragon Field Services, Inc	(*,#)	412 and 500 Main St, La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	Fixed	7%	9/28/2026	558.1	558.1	27.6	0.01%
Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field	(*,#)	412 and 500 Main St, La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	Fixed	7%	9/28/2041	110.1	110.1	21.3	0.01%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC	(*,#,^)	421 S. Oak St, Pecos, TX 79772	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	3/27/2042	388.0	388.0	81.6	0.02%
Pecos Inn LLC dba Econo Lodge	(*,#)	2207 W Third St, Pecos, TX 79772	Accommodation	Term Loan	Prime plus	2.75%	4/28/2041	621.9	621.9	289.7	0.07%
Peter K Lee MD, PC dba Atlanta Primary Care	(*,#,^)	211 Roberson Mill Rd, Milledgeville, GA 31061	Ambulatory Health Care Services	Term Loan	Fixed	8.25%	9/13/2043	535.9	535.9	293.6	0.07%
Peter K Lee MD, PC dba Atlanta Primary Care LLC	(*,#,^)	5 Ashford Way, Hawkinsville, GA 31061	Ambulatory Health Care Services	Term Loan	Fixed	8.25%	9/13/2028	381.0	381.0	176.3	0.05%
Picon Motors LLC dba The New Young's Motors	(*,#,^)	199-211 Central Ave, Orange, NJ 07080	Motor Vehicle and Parts Dealers	Term Loan	Fixed	6%	6/12/2029	213.8	213.8	129.0	0.03%
PJT Logistics, Inc.	(*,#,^)	2-4 Commerce Way, Auburn, NY 13021	Truck Transportation	Term Loan	Prime plus	2.75%	8/23/2029	39.9	39.9	36.3	0.01%
Play4Fun dba Luv 2 Play	(*,#,^)	13722 Jamboree Rd, Irvine, CA 92602	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	7.5%	3/7/2028	148.1	148.1	131.7	0.03%
Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand	(*,#)	13851 S State HWY 34, Scurry, TX 75158	Specialty Trade Contractors	Term Loan	Fixed	8.25%	10/28/2025	333.8	333.8	153.4	0.04%
Prestige Construction of Florida, LLC	(*,#,^)	1404 Yorktown St Ste E, Deland, FL 32724	Construction of Buildings	Term Loan	Fixed	6%	5/23/2042	105.1	105.1	90.7	0.02%
Prime Precision Machining, LLC	(*,#,^)	845 Mandoline Ave, Madison Heights, MI 48071	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/11/2029	200.8	200.8	105.0	0.03%
Prime Precision Machining, LLC	(*,#,^)	845 Mandoline Ave, Madison Heights, MI 48071	Real Estate	Term Loan	Prime plus	2.75%	9/11/2044	267.9	267.9	232.7	0.06%
R & K Contracting Inc	(*,#)	3605 NW 31st Ave, Fort Lauderdale, FL 33309	Specialty Trade Contractors	Term Loan	Fixed	6%	2/18/2026	8.2	8.2	7.6	0.00%
Ramjay Inc.	(*,#,^)	85 S. Bragg St Ste 303, Alexandria, VA 22312	Transit and Ground Passenger Transportation	Term Loan	Fixed	4.5%	1/13/2027	296.6	296.6	66.5	0.02%
Recovery Boot Camp, LLC, Rule 62, Inc. and Healing Properties, LLC	(*,#,^)	85 SW 5th Ave, Delray Beach, FL 33444	Ambulatory Health Care Services	Term Loan	Fixed	7.75%	12/28/2028	98.1	98.1	13.3	0.00%
Rich's Food Stores LLC dba Hwy 55 of Wallace	(*,#)	611 East Southerland St, Wallace, NC 28466	Food Services and Drinking Places	Term Loan	Fixed	8.25%	9/14/2026	99.3	99.3	24.8	0.01%
Rihahn Inc. dba RDBL, Inc	(*,#,^)	1397 McGuire Rd, Lamar, AR 72846	Forestry and Logging	Term Loan	Fixed	6%	9/14/2028	115.0	115.0	53.6	0.01%
RIHAHN INC dba RDBL, INC.	(*,#,^)	1397 McGuire Rd, Lamar, AR 72846	Forestry and Logging	Term Loan	Prime plus	2.75%	2/5/2029	5.4	5.4	5.0	0.00%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	(*,#,^)	5245 Bucks Bar Rd, Placerville, CA 95667	Beverage and Tobacco Product Manufacturing	Term Loan	Fixed	8.25%	1/19/2030	190.3	190.3	165.3	0.04%
Roundhay Partners LLC and Roundhay Farming LLC	(*,#,^)	6160 Granite Spring Rd, Somerset, CA 95684	Crop Production	Term Loan	Fixed	8.25%	8/8/2042	803.1	803.1	661.5	0.17%
Romain Tower Inc. David Romaine, Sugar Land Crane and Rigging, LLC	(*,#,^)	215 S Persimmon St,, Tomball, TX 77375	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	12/31/2028	192.9	192.9	28.7	0.01%
Romain Tower Inc.	(*,#,^)	215 S Persimmon St, Tomball, TX 77375	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	12/20/2044	881.8	881.8	652.8	0.17%
Route 130 SCPI Holdings LLC Route 130 SCPI Operations LLC	(*,#)	423-429 Rte 156, Trenton, NJ 08620	Food Services and Drinking Places	Term Loan	Fixed	6.25%	9/30/2039	279.5	279.5	45.9	0.01%
RWBB LLC	(*,#,^)	4120 7th Ave, Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/26/2044	74.3	74.3	55.8	0.01%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(*,#)	726-740 South Fleming St, Sebastian, FL 32958	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	8.25%	11/23/2040	736.8	736.8	670.8	0.17%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(*,#,^)	726-740 South Fleming St, Sebastian, FL 32958	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/24/2041	491.2	491.2	347.5	0.09%
Sanabi Investment, LLC dba Oscar's Moving and Storage	(*,#,^)	11421 N W 107th St, #13, Miami, FL 33178	Truck Transportation	Term Loan	Fixed	0%	3/5/2027	78.5	78.5	57.1	0.01%
Sandlot Ventures LLC and Sandbox Ventures LLC	(*,#,^)	1857A Elmdale Ave, Glenview, IL 60025	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	6%	9/25/2040	88.1	88.1	80.2	0.02%
Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	(*,#)	3822 State Rte 3, Red Bud, IL 62278	Merchant Wholesalers, Nondurable Goods	Term Loan	Fixed	7.5%	2/10/2030	519.4	519.4	33.5	0.01%
Shooter's Gun Club, LLC	(*,#)	2429 Iowa St Stes B, C and D, Lawrence, KS 66046	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/27/2030	157.5	157.5	141.3	0.04%
Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation	(*,#,^)	3031 Patrick St, Kissimmee, FL 34741	Air Transportation	Term Loan	Fixed	8.25%	12/12/2027	398.7	398.7	262.3	0.07%
Skyways LTD,Jet 60 LLC,Mendean Jonath, Inc,Jet AOG, Inc	(*,#,^)	426 15th St NW, Huron, SD 57350	Support Activities for Transportation	Term Loan	Prime plus	2.75%	6/8/2043	180.6	180.6	9.8	0.00%
Skyways, LTD	(*,#,^)	350 15th St NW, Huron, SD 57350	Support Activities for Transportation	Term Loan	Prime plus	2.75%	3/22/2029	740.7	740.7	—	0.00%
Soto Injury Law Firm, PA and My Attorney Inc	(*,#,^)	2050 Capital Cir NE Ste B, Tallahassee, FL 32308	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/3/2029	50.3	50.3	45.8	0.01%
Sovereign Communications LLC	(*,#)	26 E 3 Mile Rd,, Sault Sainte Marie, MI 49783	Broadcasting (except Internet)	Term Loan	Fixed	6.75%	2/7/2024	509.4	509.4	43.9	0.01%
SSI Refrigerated Express Inc. and Robert M Stallone	(*,#,^)	1001 E. Cooley Dr Ste 102, Colton, CA 92324	Truck Transportation	Term Loan	Prime plus	2.75%	11/17/2027	43.4	43.4	37.8	0.01%
SSI Refrigerated Express Inc. and Robert M Stallone	(*,#,^)	1001 E. Cooley Dr Ste 102, Colton, CA 92324	Truck Transportation	Term Loan	Fixed	6%	2/28/2027	146.0	146.0	106.5	0.03%
Stat Constructor L.P	(*,#,^)	9573 US Hwy 220, Stoneville, NC 27048	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/30/2028	88.1	88.1	82.1	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

StillBasi Holdings, Inc. dba Buxton Auto Transport	(*,#,^)	9371 Jackson Rd, Sacramento, CA 95826	Truck Transportation	Term Loan	Fixed	6%	3/29/2029	263.6	263.6	142.0	0.04%
Sudha Spirit LLC dba Cork Shop	(*,#)	317 East Main St, Branford, CT 06405	Food and Beverage Stores	Term Loan	Prime plus	2.75%	11/19/2031	41.7	41.7	13.2	0.00%
Suncrest Stone Products LLC	(*,#)	341 County Farm Rd, Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	Fixed	7.25%	8/29/2041	429.2	429.2	—	0.00%
Suncrest Stone Products LLC	(*,#)	341 County Farm Rd, Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	Fixed	7.5%	8/29/2026	499.2	499.2	40.0	0.01%
Sushi Prime, LLC and Vasilia Investments	(*,#,^)	32 SE 2nd Ave, Delray Beach, FL 33444	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/22/2028	187.8	187.8	163.1	0.04%
SVT Masonry Limited Liability Company	(*,#,^)	1208 Houghton Ln, Bennington, VT 05201	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/5/2029	58.5	58.5	53.3	0.01%
T and B Boots Inc dba Takken's Shoes	(*,#)	72 South Main St, Templeton, CA 93465	Clothing and Clothing Accessories Stores	Term Loan	Fixed	7.25%	12/7/2026	380.7	380.7	338.5	0.09%
Tactical Integrated Systems Inc dba Techy	(*,#,^)	2501 Citrus Blvd, Leesburg, FL 34748	Repair and Maintenance	Term Loan	Prime plus	2.75%	8/31/2031	17.6	17.6	16.0	0.00%
Tarver-Henley Inc. and Tar-Hen LLC	(*,#,^)	2125 College Ave, Jackson, AL 36545	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Fixed	7.75%	6/21/2042	97.8	97.8	30.6	0.01%
Technical Ordnance Solutions,LLC	(*,#,^)	9950 Business Cir, Ste 13, Naples, FL 34112	Fabricated Metal Product Manufacturing	Term Loan	Fixed	7.75%	3/30/2028	901.9	901.9	783.4	0.20%
The Alba Financial Group, Inc.	(*,#)	1420 Spring Hill Rd Ste 600, McLain, VA 22102	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Fixed	6%	3/10/2021	0.1	0.1	0.1	0.00%
The Country House Restaurant, LLC and Pelton Real Estate, LLC	(*,#,^)	677 US Rte 7, Pittsford, VT 05763	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/30/2042	47.3	47.3	44.1	0.01%
Tier1 Solutions LLC	(*,#,^)	1000 Essington Rd Ste. 109 & 111, Joliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/18/2027	11.2	11.2	10.2	0.00%
Tier1 Solutions LLC	(*,#,^)	1000 Essington Rd, Juliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/23/2028	4.8	4.8	4.3	—%
Tier1 Solutions LLC	(*,#,^)	1000 Essington Rd, Ste 111, Joliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/12/2029	7.4	7.4	6.7	0.00%
Victorian Restaurant and Tavern, LLC	(*,#,^)	226 Maple Ave, Cheshire, CT 06410	Food Services and Drinking Places	Term Loan	Fixed	8.25%	2/22/2042	80.0	80.0	71.1	0.02%
White Hawk Inc.	(*,#,^)	2101 Dr. Martin Luther King Jr. Blvd, Stockton, CA 95205	Truck Transportation	Term Loan	Fixed	8.25%	12/15/2026	1,524.5	1,524.5	116.8	0.03%
Wilban LLC	(*,#)	454 US Hwy 22, Whitehouse Station, NJ 08889	Food Services and Drinking Places	Term Loan	Fixed	7.5%	3/11/2026	1.8	1.8	1.6	—%
Wilban LLC	(*,#)	454 US Hwy 22, Whitehouse Station, NJ 08889	Food Services and Drinking Places	Term Loan	Fixed	7.25%	3/28/2039	238.6	238.6	47.0	0.01%
XL Auto Group LLC dba Autos Wholesale	(*,#,^)	28900 Mission Blvd, Hayward, CA 94544	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	9/3/2031	17.7	17.7	16.1	—%
Zahmel Restaurant Suppliers Corp dba Cash & Carry;Zahners Hardware	(*,#,^)	33-51 11th St, Astoria, NY 11106	Merchant Wholesalers, Nondurable Goods	Term Loan	Fixed	8.25%	4/28/2027	75.8	75.8	67.4	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Total Unguaranteed Non-Accrual SBA Investments	58,857.7	58,857.7	$31,114.5	7.94%

Total Unguaranteed SBA Investments	$502,400.1	$502,400.1	$488,375.9	124.65%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

BGF Bobby Q’s Inc	365 W Sunrise Hwy, Freeport, NY 11520	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/13/2047	$692.8	$692.8	$762.9	0.19%
Alaska Industrial Paint LLC	1301 North Post Rd, Anchorage, AK 99501	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/21/2047	75.0	75.0	82.7	0.02%
Clean Pro 1, LLC	385 Boston Post Rd, Orange, CT 06477	Construction of Buildings	Term Loan	Prime plus	2.75%	5/29/2047	479.3	479.3	528.5	0.13%
Happier Now LLC	724 Homestead Rd, La Grange Park, IL 60526	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/11/2032	99.0	99.0	108.1	0.03%
Evolving Nurse, LLC	2940 Noble Rd, Cleveland Heights, OH 44121	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/18/2048	327.1	327.1	361.8	0.09%
Impresa Building Systems of Greenwood, SC	161 Rock Church Rd SE, Greenwood, SC 29649	Wood Product Manufacturing	Term Loan	Prime plus	2.75%	10/23/2032	2,054.8	2,054.8	2,244.9	0.57%
Little Angels Daycare and Learning Center LLC	4551 Summit Blvd, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus	2.75%	3/24/2048	47.8	47.8	53.4	0.01%
2900 N. 18th Street LLC / Bobby Morganstein Events	77 Buck Rd, Huntingdon Valley, PA 19006	Rental and Leasing Services	Term Loan	Prime plus	2.75%	11/30/2047	572.6	572.6	632.0	0.16%
Samson Cinema Holdings, Inc.	1400 Pile St, Clovis, NM 88101	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	12/31/2047	2,117.5	2,117.5	2,313.4	0.59%
Royal Brand Restaurants Inc	4360 W. Shaw Ave, Fresno, CA 93722	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/8/2033	453.7	453.7	488.8	0.12%
Redmond Investments LLC	2340 Texas Heritage Parkway, Ste 900, Brookshire, TX 77423	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/19/2032	145.1	145.1	158.6	0.04%
Cold Stone Creamery	714 W Onstott Frontage Rd, Yuba City, CA 95991	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/23/2032	256.0	256.0	277.1	0.07%
Savage Sweets Inc.	132 Veterans Ln, Doylestown, PA 18901	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/23/2032	163.1	163.1	178.2	0.05%
Copper Rose LLC	550 Main St, Ste 2, Edmonds, WA 98020	Food Manufacturing	Term Loan	Prime plus	2.75%	10/25/2032	16.2	16.2	17.5	—%
Moody's Hardware, LLC	22754 W 220 St, Springhill, KS 66083	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	3/27/2048	206.5	206.5	230.0	0.06%
Gun Guardian, LLC	1136 Brick Rd, Winter Garden, FL 34787	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	11/3/2032	82.4	82.4	90.2	0.02%
J LaMendola Physical Therapy PC	1100 Clove Rd Ste G-C, Staten Island, NY 10301	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/10/2047	453.0	453.0	500.6	0.13%
Premier Healthcare Service	1015 Eden Way North, Chesapeake, VA 23320	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	10/16/2047	331.7	331.7	368.5	0.09%
Fara Bender DMD PA	6169 Jog Rd Unit B-5, Lake Worth, FL 33467	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/27/2032	314.1	314.1	340.0	0.09%
Solshine Yoga LLC	96 College Heights Blvd, Clemson, SC 29631	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/27/2032	86.0	86.0	93.9	0.02%
SGS Fitness LLC - Deerfield	777 Biscayne Blvd., Miami, FL 33132	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	1/14/2033	254.1	254.1	275.1	0.07%
TNT Family Entertainment Inc.	7010 S state HWY 78,, Sachse, TX 75048	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/20/2048	1,934.0	1,934.0	2,127.4	0.54%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Via Pilates LLC	1410 E Lake Mead Parkway #130, Henderson, NV 89015	Personal and Laundry Services	Term Loan	Prime plus	2.75%	11/27/2032	81.0	81.0	88.7	0.02%
Eva Corp. dba Premier Martial Arts	961 Sandstone Cir, Erie, CO 80516	Educational Services	Term Loan	Prime plus	2.75%	12/28/2032	57.1	57.1	62.5	0.02%
SGS Fit Bis LLC - Biscayne	777 Biscayne Blvd, Miami, FL 33131	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/12/2033	146.2	146.2	158.3	0.04%
SGS Fit CL LLC - Coral Springs	777 Biscayne Blvd, Miami, FL 33132	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/12/2033	203.5	203.5	220.3	0.06%
JMI Investments, LLC dba ChicknCone	860 Forsyth St,, Macon, GA 31201	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/24/2032	105.8	105.8	115.9	0.03%
Toliao Ioroi Holding LLC dba Cassava	3519 Balboa St, San Francisco, CA 94121	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/14/2033	167.1	167.1	183.0	0.05%
VSPOT, LLC	741 Madison Ave, New York, NY 10065	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/23/2033	54.8	54.8	60.0	0.02%
Franklin Fitness, LLC dba HOTWORX	2860 Chapel Hill Rd, Douglasville, GA 30135	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	3%	2/28/2033	121.8	121.8	133.3	0.03%
G3 Florida Enterprises LLC	3634 Oglebay Dr., Green Cove Springs, FL 32043	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/30/2033	340.6	340.6	367.9	0.09%
Beau & HB Inc. dba Beau’s Billard, Bowling & Arcade	100 Village Rd, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/16/2029	91.8	91.8	96.6	0.02%
NJ Floats Inc	327 Rte 202/206, Bedminster Township, NJ 07921	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	6/12/2046	822.0	822.0	885.7	0.23%
Battery Ninjas Inc.	4563 Knight Rd, Macon, GA 31220	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus	2.75%	9/27/2032	60.0	60.0	65.7	0.02%
A.C. Development, LLC	9804 Plowline Rd, Randallstown, MD 21133	Construction of Buildings	Term Loan	Prime plus	2.75%	9/30/2032	135.0	135.0	147.8	0.04%
Leedann Properties LLC	534 Mill St SE, Gainesville, GA 30501	Rental and Leasing Services	Term Loan	Prime plus	2.75%	11/24/2032	125.3	125.3	136.8	0.03%
Pitmilly, LLC	28 Scarlet Oak Dr, Lafayette Hill, PA 19444	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/21/2032	201.0	201.0	219.6	0.06%
BC Bishop Enterprises LLC dba 9Round Pooler	105-107 Grand Central Blvd, Pooler, GA 31322	Educational Services	Term Loan	Prime plus	2.75%	3/2/2028	29.1	29.1	29.1	0.01%
Jones Roger Shermann Inn Inc.	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/4/2030	56.4	56.4	56.4	0.01%
Rello Inc.	8063 Jericho Turnpike, Woodbury, NY 11797	Personal and Laundry Services	Term Loan	Prime plus	6.5%	4/17/2029	4.6	4.6	4.6	—%
2Choice2Friends LLC	901 W Braker Ln, Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus	6.5%	4/17/2029	9.6	9.6	9.6	—%
NYM Solutions Inc.	12150 SW 128th St CT Ste 209, Miami, FL 33186	Insurance Carriers and Related Activities	Term Loan	Prime plus	6.5%	5/6/2029	9.7	9.7	9.7	—%
MCM Design LLC	5926 Vinings Vintage Way, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/23/2029	7.5	7.5	7.5	—%
Still Photography	195 Tr Pl, Apt. 2, Brooklyn, NY 11218	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/6/2029	9.7	9.7	9.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Archer Cleaners Inc.	1514 W. 33rd St, Chicago, IL 60608	Personal and Laundry Services	Term Loan	Prime plus	6.5%	6/10/2029	9.7	9.7	9.7	—%
Campuscuts LLC	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus	6.5%	6/21/2029	5.9	5.9	5.9	—%
Port Diesel LLC	3212 Alex Trask Dr, Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus	6.5%	6/21/2029	9.7	9.7	9.7	—%
Menshka Inc.	88 High St, Mountclair, NJ 07042	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	7/10/2029	9.8	9.8	9.8	—%
Lawrence Adeyemo & Co LLC	209-34 112 Ave, Queens Village, NY 11429	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	7/19/2029	7.9	7.9	7.9	—%
Gradstreet LLC	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Nonstore Retailers	Term Loan	Prime plus	6.5%	7/30/2029	5.7	5.7	5.7	—%
Crystal Clear Accounting	34099 Tuscan Creek Way, Temecula, CA 92592	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	8/26/2029	2.5	2.5	2.5	—%
Doghouse Sport Fishing Charters Inc.	83413 Overseas Hwy, Islamorada, FL 33036	Scenic and Sightseeing Transportation	Term Loan	Prime plus	6.5%	8/30/2029	9.9	9.9	9.9	—%
No Push Back LLC	5405 Neshaminy Blvd, Bensalem, PA 19020	Personal and Laundry Services	Term Loan	Prime plus	6.5%	8/30/2029	9.5	9.5	9.5	—%
Host Marketing LLC	206 Bell Ln, Ste B, West Monroe, LA 71291	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	9/18/2029	10.0	10.0	10.0	—%
Standard Real Estate Services LLC	500 West Silver Spring Dr, Ste K 200,, Glendale, WI 53217	Real Estate	Term Loan	Prime plus	6.5%	9/19/2029	10.0	10.0	10.0	—%
Bargain Store	107 Tabernacle Church Rd, Candor, NC 27229	General Merchandise Stores	Term Loan	Prime plus	6.5%	10/11/2029	10.0	10.0	10.0	—%
Pine Mountain Residential LLC	10240 Cosmopolitan Cir, Parker, CO 80134	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	10/16/2029	10.0	10.0	10.0	—%
James Clark and Company Inc.	8885 Haven Ave, Ste 120, Rancho Cucamonga, CA 91730	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	10/22/2029	10.0	10.0	10.0	—%
Sean McNamara	5639 Wood Ln, Allentown, PA 18106	Nonstore Retailers	Term Loan	Prime plus	6.5%	11/14/2029	10.1	10.1	10.1	—%
The Pinnacle Group	105 Springside Dr, Akron, OH 44333	Social Assistance	Term Loan	Prime plus	6.5%	11/14/2029	10.1	10.1	10.1	—%
Standard Capital Corp.	2349 Wessington Dr, Virginia Beach, VA 23456	Insurance Carriers and Related Activities	Term Loan	Prime plus	6.5%	12/5/2029	10.3	10.3	10.3	—%
Scott’s Hardware Inc	200 Tuckerton Rd, Medford, NJ 08055	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	6.5%	12/6/2029	10.2	10.2	10.2	—%
HADD Corp	364 Rugby Rd, Cedarhurst, NY 11516	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	12/17/2029	10.2	10.2	10.2	—%
La Tradicion Cubana Inc.	9357 S.W. 40th St, Miami, FL 33165	Miscellaneous Store Retailers	Term Loan	Prime plus	6.5%	12/20/2029	10.3	10.3	10.3	—%
All Modes Transportation and Logistics	4313 Collingtree Dr, Rockledge, FL 32955	Support Activities for Transportation	Term Loan	Prime plus	6.5%	2/14/2030	10.4	10.4	10.4	—%
Flex Beauty Labs LLC	7512 Dr. Phillip Blvd, Orlando, FL 32819	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	6.5%	11/24/2030	10.9	10.9	10.9	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Dearly Loved Counseling LLC	14052 N Dale Mabry Hwy, Ste 215, Tampa, FL 33618	Social Assistance	Term Loan	Prime plus	6.5%	11/24/2030	11.1	11.1	11.1	—%
Diane's Accounting Service	119 E Haywood St, England, AR 72046	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	12/3/2030	11.2	11.2	11.2	—%
Combs Creative LLC	157 Antler Ridge Cir,, Nashville, TN 37214	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	6.5%	12/4/2030	4.3	4.3	4.3	—%
Travel with Love, LLC	8465 W Sahara Ave, Ste 111, Las Vegas, NV 89117	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	12/4/2030	4.5	4.5	4.5	—%
Jamali LLC	2741 Raceway Fairfield West, Pensacola, FL 32503	Food Services and Drinking Places	Term Loan	Prime plus	6.5%	12/11/2030	11.2	11.2	11.2	—%
Donald W. Harris	1625 US-59 N, Linden, TX 75563	Warehousing and Storage	Term Loan	Prime plus	6.5%	12/11/2030	9.7	9.7	9.7	—%
David Benson LLC	1422 Euclid Ave, Cleveland, OH 44115	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	12/16/2030	11.2	11.2	11.2	—%
Savannah Area Language & Culture Exchange, LLC	6 Dovetail Crossing, Savannah, GA 31419	Educational Services	Term Loan	Prime plus	6.5%	12/16/2030	11.3	11.3	11.3	—%
Vege Investments, LLC	26400 SW 177th Ave, Homestead, FL 33031	Gasoline Stations	Term Loan	Prime plus	6.5%	12/16/2030	11.2	11.2	11.2	—%
ASIL Ventures, LLC	4354 N Bell Ave, Apt G2,, Chicago, IL 60618	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	6.5%	12/22/2030	3.8	3.8	3.8	—%
SPECTRUM DYNAMICS, INC	27727 Dalton Bluff Court, Katy, TX 77494	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	12/23/2030	11.2	11.2	11.2	—%
KCL Business Service Inc	1042 San Fernando Rd., San Fernando, CA 91340	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	6.5%	12/23/2030	11.2	11.2	11.2	—%
Chris' Angels Cleanning Service LLC	2090 Dunwoody Club Dr, Sandy Springs, GA 30350	Administrative and Support Services	Term Loan	Prime plus	6.5%	12/23/2030	11.2	11.2	11.2	—%
Tiki Torch Liquors	101 Dallas St., Talihima, OK 74571	Food and Beverage Stores	Term Loan	Prime plus	6.5%	12/23/2030	11.2	11.2	11.2	—%
Austen Felder Holdings	23642 Hwy 25, Franklinton, LA 70438	Personal and Laundry Services	Term Loan	Prime plus	6.5%	1/18/2031	11.3	11.3	11.3	—%
Diamond Ridge Professionals	8629 Mesquite Cir, Magna, UT 84044	Construction of Buildings	Term Loan	Prime plus	6.5%	1/19/2031	16.9	16.9	16.9	—%
Centre for Autism Treatment	13090 Sundown Rd, Victorville, CA 92392	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	1/20/2031	16.9	16.9	16.9	—%
Andrew’s Spotless Cleaning LLC	6003 Murnan Rd, Cold Spring, KY 41076	Administrative and Support Services	Term Loan	Prime plus	6.5%	1/22/2031	16.9	16.9	16.9	—%
Wild Thing Accounting & Tax LLC	805 NE 190th Ave, Portland, OR 97230	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	1/22/2031	16.9	16.9	16.9	—%
Wild Wellness LLC	151 Lake St, Lancaster, OH 43130	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	1/22/2031	7.4	7.4	7.4	—%
Skypie Studio and Crafts LLC	933 Mary Ave, Opelousas, LA 70570	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	1/22/2031	16.2	16.2	16.2	—%
Jazma Wise	110 Golden Pine Rd SW, Austell, GA 30168	Personal and Laundry Services	Term Loan	Prime plus	6.5%	1/28/2031	10.8	10.8	10.8	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

uniguide Media LLC	105 Pearl St, Sausalito, CA 94965	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	2/11/2031	17.0	17.0	17.0	—%
Alima Mandiang	242 E. Claremont Rd, Philadelphia, PA 19120	Personal and Laundry Services	Term Loan	Prime plus	6.5%	2/17/2031	6.8	6.8	6.8	—%
Benevolent Family Services LLC	522 S Independence Blvd, Ste 201, Virginia Beach, VA 23452	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	3/15/2031	17.2	17.2	17.2	—%
INB Enterprise LLC	7761 Diamondback Dr, College Park, MD 20742	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	3/15/2031	17.2	17.2	17.2	—%
Blasco Tire	960 Memorial Dr, Griffin, GA 30223	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	6.5%	3/24/2031	17.2	17.2	17.2	—%
Stephanie Doty	82 Diggins Dr, Folsom, CA 95630	Insurance Carriers and Related Activities	Term Loan	Prime plus	6.5%	4/14/2031	10.2	10.2	10.2	—%
Lockett Trucking and Transport LLC	612 Colebridge Dr, Blacklick, OH 43004	Truck Transportation	Term Loan	Prime plus	6.5%	4/14/2031	17.2	17.2	17.2	—%

RV Solar LLC	3442 E Bulk Ln, Oak Creek, WI 53154	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	4/14/2031	17.2	17.2	17.2	—%
Foy Commerce LLC	1725 Park Ln S, Ste 2,, Jupiter, FL 33458	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/5/2031	17.3	17.3	17.3	—%
JERAGARDENS WEDDING RENTALS LLC	5842 South 1150 West, Ogden, UT 84405	Rental and Leasing Services	Term Loan	Prime plus	6.5%	7/20/2031	17.5	17.5	17.5	—%
Basha Home Improvements LLC	41 Van Houten Ave, Jersey City, NJ 07305	Construction of Buildings	Term Loan	Prime plus	6.5%	7/21/2031	7.1	7.1	7.1	—%
Tarun LLC DBA signature wine and liquor	325 South Limestone, Lexington, KY 40508	Food and Beverage Stores	Term Loan	Prime plus	6.5%	7/23/2031	17.5	17.5	17.5	—%
C4 Technologies Inc	171 C Ave, Ste C, Coronado, CA 92118	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	8/6/2031	17.6	17.6	17.6	—%
Dennis Hair Studio Inc.	1566 Union Turnpike, New Hyde Park, NY 11040	Personal and Laundry Services	Term Loan	Prime plus	6.5%	9/13/2031	17.7	17.7	17.7	—%
East Side Muay Thai LLC	2135 General Booth Blvd, Virginia Beach, VA 23454	Educational Services	Term Loan	Prime plus	6.5%	3/17/2032	12.2	12.2	12.2	—%
GAIA Inc. DBA Touchstone Real Estate Group	513 1st St, Cheney, WA 99004	Real Estate	Term Loan	Prime plus	6.5%	3/23/2032	24.4	24.4	24.4	0.01%
Early Care Evolution	823 Roget Way, Lawrenceville, GA 30045	Educational Services	Term Loan	Prime plus	6.5%	3/23/2032	18.1	18.1	18.1	—%
Lehigh Auto Sales and Service LLC	826 Hanover Ave, Allentown, PA 18109	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	6.5%	3/23/2032	24.4	24.4	24.4	0.01%
Rella Rells Solutions LLC	15401 Delahunty Ln, Pflugerville, TX 78660	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	6.5%	3/28/2032	5.4	5.4	5.4	—%
Chantay Richards LLC	19800 Hawthorne Blvd, Torrance, CA 90503	Personal and Laundry Services	Term Loan	Prime plus	6.5%	3/28/2032	24.4	24.4	24.4	0.01%
SHIELD TRANSPORTATION INC.	9739 S Harlem Ave. Unit 3E, Chicago Ridge, IL 60415	Transit and Ground Passenger Transportation	Term Loan	Prime plus	6.5%	3/28/2032	24.4	24.4	24.4	0.01%
Designer Golf Scorecards	1014 US-19, Holiday, FL 34691	Printing and Related Support Activities	Term Loan	Prime plus	6.5%	4/1/2032	24.6	24.6	24.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Jon Pratt Carpentry	1405 Canton Ave, Milton, MA 02186	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	4/1/2032	14.8	14.8	14.8	—%
Major's Service & Repair	5329 Main Rd, Sweet Valley, PA 18656	Repair and Maintenance	Term Loan	Prime plus	6.5%	4/12/2032	12.3	12.3	12.3	—%
Jeremy's Handyman Service, LLC	319 Spring Ln, Destin, FL 32541	Repair and Maintenance	Term Loan	Prime plus	6.5%	4/12/2032	14.7	14.7	14.7	—%
Royaltyzilla Associates LLC	40315 Michigan Ave #99, Canton, MI 48188	Support Activities for Transportation	Term Loan	Prime plus	6.5%	4/12/2032	24.6	24.6	24.6	0.01%
CARMEN STOCKING LLC	84122 Avendia Cedrus, Coachella, CA 92236	Truck Transportation	Term Loan	Prime plus	6.5%	4/20/2032	24.5	24.5	24.5	0.01%
Johnson Racing Suspension	153 Northway Park Rd, Machesney Park, IL 61115	Repair and Maintenance	Term Loan	Prime plus	6.5%	4/27/2032	22.1	22.1	22.1	0.01%
Valley Remodel and repair LLC	1103 W Sam St, Kent, WA 98032	Construction of Buildings	Term Loan	Prime plus	6.5%	4/27/2032	24.5	24.5	24.5	0.01%
Gulfside Property Maintenance & Services LLC	1503 Chat Holley Rd, Santa Rosa Beach, FL 32459	Repair and Maintenance	Term Loan	Prime plus	6.5%	4/27/2032	24.4	24.4	24.4	0.01%
DA BUSINESS MANAGEMENT INC	6700 Tampa Ave, Reseda, CA 91335	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	4/27/2032	24.5	24.5	24.5	0.01%
Ryno Resumes	1015 Grupp Rd, Des Peres, MO 63131	Administrative and Support Services	Term Loan	Prime plus	6.5%	5/3/2032	14.8	14.8	14.8	—%
Blue Oaks Financial	5716 Lonetree Blvd, Rocklin, CA 95765	Educational Services	Term Loan	Prime plus	6.5%	5/3/2032	24.7	24.7	24.7	0.01%
Semilla Baking Co LLC	2310 McDuffie St, Apt 7, Houston, TX 77019	Food Manufacturing	Term Loan	Prime plus	6.5%	5/10/2032	19.3	19.3	19.3	—%
Inner Light Healing	1025 Reynolds Rd, Johnson City, NY 13790	Educational Services	Term Loan	Prime plus	6.5%	5/10/2032	24.7	24.7	24.7	0.01%
Originals and Organics LLC	1902 Sussex Ln, Colorado Springs, CO 80909	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	6.5%	5/10/2032	24.7	24.7	24.7	0.01%
Abundant Life Surrogacy	2716 Rose Hill St, Boise, ID 83705	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	5/12/2032	24.7	24.7	24.7	0.01%
The Feder Construction Company	14 Manor Dr, Monsey, NY 10952	Construction of Buildings	Term Loan	Prime plus	6.5%	5/13/2032	24.7	24.7	24.7	0.01%
Cordurouy LLC	665 Valley Dr, Hermosa Beach, CA 90254	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/18/2032	13.8	13.8	13.8	—%
EMC2 Mechanical Solutions LLC	10375 Plum Tree Cir, Hales Corners, WI 53130	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	5/19/2032	12.3	12.3	12.3	—%
Blount Auto Market LLC	355 E Lanier Ave, Ste N, Fayetteville, GA 30214	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	6.5%	5/19/2032	24.6	24.6	24.6	0.01%
Hope Restored Counseling Services, PLLC	610 N Montana St, Dillon, MT 59725	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	5/19/2032	24.6	24.6	24.6	0.01%
ESG International, Inc.	8520 Allison Pointe Blvd, Indianapolis, IN 46250	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/20/2032	24.7	24.7	24.7	0.01%
Optimal Health Acupuncture	18840 SW Boones Ferry Rd, Tualatin, OR 97062	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	5/23/2032	24.6	24.6	24.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

DRKSL LLC	127 E 59th St, 2nd Floor , Ste 6, New York, NY 10022	Personal and Laundry Services	Term Loan	Prime plus	6.5%	5/24/2032	24.6	24.6	24.6	0.01%
Roam Overland Vehicles LLC	12308 NE 56th St, Ste 1407, Vancouver, WA 98682	Repair and Maintenance	Term Loan	Prime plus	6.5%	5/24/2032	19.7	19.7	19.7	0.01%
Grade A Computer Services LLC	3347 Wickham Ave, Bronx, NY 10469	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/25/2032	12.3	12.3	12.3	—%
ACES of Brevard	1430 Glendale Ave NW, Palm Bay, FL 32907	Social Assistance	Term Loan	Prime plus	6.5%	5/26/2032	12.3	12.3	12.3	—%
Scale Your Genius	90 Pearl St., Denver, CO 80203	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/31/2032	20.3	20.3	20.3	0.01%
Que Duong LLC	6 W. 126th St, Apartment 5F, New York, NY 10027	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/3/2032	17.4	17.4	17.4	—%
805 Transportation LLC	132 Easy St, Buellton, CA 93427	Transit and Ground Passenger Transportation	Term Loan	Prime plus	6.5%	6/3/2032	24.8	24.8	24.8	0.01%
FOOTHILL FEED AND MERCANTILE, LLC	1330 GEIGER GRADE Rd, RENO, NV 89521	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	6.5%	6/7/2032	19.3	19.3	19.3	—%
JMichelles	620 Windham St, Petersburg, VA 23803	Food Services and Drinking Places	Term Loan	Prime plus	6.5%	6/7/2032	5.8	5.8	5.8	—%
MFT Solutions	110 E 43rd St, Boise, ID 83714	Repair and Maintenance	Term Loan	Prime plus	6.5%	6/8/2032	14.9	14.9	14.9	—%
EDIA World LLC	3345 SW 67th Ave, Miami, FL 33155	Nonstore Retailers	Term Loan	Prime plus	6.5%	6/9/2032	24.8	24.8	24.8	0.01%
Spend Less Store LLC	516 E Juanita Ave, Ste 3, Mesa, AZ 85204	Food and Beverage Stores	Term Loan	Prime plus	6.5%	6/14/2032	24.8	24.8	24.8	0.01%
Clean Air Lawn Care Austin NW	5404 Pendleton LN, Austin, TX 78723	Administrative and Support Services	Term Loan	Prime plus	6.5%	6/14/2032	9.9	9.9	9.9	—%
Signature Nails	11505 NE Fourth Plain Blvd, Ste F3, Vancouver, WA 98662	Personal and Laundry Services	Term Loan	Prime plus	6.5%	6/14/2032	14.9	14.9	14.9	—%
SM CAR SALES	2340 Royal Ln,, Dallas, TX 75229	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	6.5%	6/16/2032	24.9	24.9	24.9	0.01%
YDK Enterprise LLC	115 Mowbray Dr, Kew Gardens, NY 11415	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/17/2032	24.8	24.8	24.8	0.01%
Tocino Strategies LLC	7133 E Plata Ave, Mesa, AZ 85212	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/23/2032	24.8	24.8	24.8	0.01%
Penny Almond, LPC, LLC	1401 Malvern Ave Ste 260, Hot Springs, AR 71901	Social Assistance	Term Loan	Prime plus	6.5%	6/23/2032	24.8	24.8	24.8	0.01%
GRIMES DAY CARE	5231 Oxford Ave, Philadelphia, PA 19124	Social Assistance	Term Loan	Prime plus	6.5%	6/23/2032	12.4	12.4	12.4	—%
Perfect Day NY LLC	384 Knickerbocker Ave, Brooklyn, NY 11237	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	6.5%	6/23/2032	23.8	23.8	23.8	0.01%
JDT Pickup and Delivery Service LLC	2870 Gonzaga Ave, Richmond, CA 94806	Couriers and Messengers	Term Loan	Prime plus	6.5%	6/24/2032	24.8	24.8	24.8	0.01%
SHY Beauty Inc.	5458 N Ashland Ave, Chicago, IL 60640	Personal and Laundry Services	Term Loan	Prime plus	6.5%	6/29/2032	22.3	22.3	22.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Viking Athletics	635 New Park Ave, West Hartford, CT 06110	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	6.5%	6/29/2032	24.8	24.8	24.8	0.01%
Gyer Medical Billing	26210 Christen Canyon Ln, Richmond, TX 77406	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/29/2032	19.8	19.8	19.8	0.01%
Paris Woodhull Illustrations	112 S Gay St, Knoxville, TN 37902	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	6.5%	6/30/2032	19.8	19.8	19.8	0.01%
Art of Touch	4415 NE Sandy Blvd, Portland, OR 97213	Personal and Laundry Services	Term Loan	Prime plus	6.5%	6/30/2032	8.9	8.9	8.9	—%
2XP VENTURES LLC	4670 Azalea Dr, Naples, FL 34119	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/30/2032	22.5	22.5	22.5	0.01%
Westside Quick Services	9018 Cambridge Ave N, Minneapolis, MN 55443	Administrative and Support Services	Term Loan	Prime plus	6.5%	6/30/2032	24.8	24.8	24.8	0.01%
In This Moment Trucking LLC	142 walnut St, Kunkletown, PA 18058	Truck Transportation	Term Loan	Prime plus	6.5%	7/5/2032	24.9	24.9	24.9	0.01%
LED Unlimited, LLC	2604 San Eduardo, Mission, TX 78572	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	7/8/2032	24.9	24.9	24.9	0.01%
MoreHair City Salon LLC	412 Evans St, Morehead City, NC 28557	Personal and Laundry Services	Term Loan	Prime plus	6.5%	7/8/2032	24.9	24.9	24.9	0.01%
Modern Aesthetics	1350 Market St, Tallahassee, FL 32312	Personal and Laundry Services	Term Loan	Prime plus	6.5%	7/7/2032	24.9	24.9	24.9	0.01%
WHOLEVEL LLC	13007 SW 68th Tr, Miami, FL 33183	Nonstore Retailers	Term Loan	Prime plus	6.5%	7/8/2032	24.9	24.9	24.9	0.01%
Essence Day Spa	505 18th Ave N Unit B Apartment G, Myrtle Beach, SC 29577	Personal and Laundry Services	Term Loan	Prime plus	6.5%	7/12/2032	24.9	24.9	24.9	0.01%
Step by Step Speech Corporation	1400 NW 107th Ave, Miami, FL 33172	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	7/15/2032	24.9	24.9	24.9	0.01%
White Caps Stewardship LLC	26040 Detroit Rd, Westlake, OH 44145	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	7/19/2032	12.4	12.4	12.4	—%
Lusby Law, PA	2860 Ward Blvd,, Wilson, NC 27893	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	7/19/2032	24.9	24.9	24.9	0.01%
JJD Vending LLC	10950 SW 40th Tr, Miami, FL 33165	Nonstore Retailers	Term Loan	Prime plus	6.5%	7/19/2032	24.9	24.9	24.9	0.01%
Anita's Home LLC	3345 SW 67th Ave, Miami, FL 33155	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	6.5%	7/21/2032	24.9	24.9	24.9	0.01%
Jaqueza Enterprises LLC	7901 4th St North Ste 300, ST. PETERSBURG, FL 33702	Truck Transportation	Term Loan	Prime plus	6.5%	7/22/2032	24.9	24.9	24.9	0.01%
Royal Anvil	9918 Harwin Dr, Houston, TX 77036	Repair and Maintenance	Term Loan	Prime plus	6.5%	7/22/2032	13.7	13.7	13.7	—%
South Shore Center For Electrolysis	1918 Bellmore Ave, Bellmore, NY 11710	Personal and Laundry Services	Term Loan	Prime plus	6.5%	7/27/2032	12.4	12.4	12.4	—%
Anne Mccarthy Law PC	11 Broadway, New York, NY 10004	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	7/27/2032	24.9	24.9	24.9	0.01%
Elite Construction	64 Nassau St, Islip Terrace, NY 11752	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	7/27/2032	24.9	24.9	24.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Cherish’D Crown	164 Roundabout Ct, Rocky Mount, NC 27804	Personal and Laundry Services	Term Loan	Prime plus	6.5%	7/28/2032	10.9	10.9	10.9	—%
Addiction	1272 78th St, Brooklyn, NY 11228	Personal and Laundry Services	Term Loan	Prime plus	6.5%	8/4/2032	11.0	11.0	11.0	—%
Arva Method LLC	516 N Ogden Ave, Chicago, IL 60642	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	8/12/2032	10.0	10.0	10.0	—%
MCM Global Ecom LLC	13007 SW 68th Tr, Miami, FL 33183	Nonstore Retailers	Term Loan	Prime plus	6.5%	8/16/2032	25.0	25.0	25.0	0.01%
EJS Enterprises LLC	101 State Pl, Escondido, CA 92029	Personal and Laundry Services	Term Loan	Prime plus	6.5%	8/16/2032	25.0	25.0	25.0	0.01%
Tarek Waly	2556 Snowtip LN, Grove City, OH 43123	Nonstore Retailers	Term Loan	Prime plus	6.5%	8/16/2032	25.0	25.0	25.0	0.01%
Seeds of Hope Counseling LLC	168 Jail house Rd, Ackermanms, MS 39735	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	8/16/2032	24.5	24.5	24.5	0.01%
C&H Jewelry & Pawn Shop LLC	11849 Hesperia Rd, Hesperia, CA 92345	Credit Intermediation and Related Activities	Term Loan	Prime plus	6.5%	8/17/2032	25.0	25.0	25.0	0.01%
Emerald Oglesby	2357 Warm Springs Rd, Columbus, GA 31904	Miscellaneous Store Retailers	Term Loan	Prime plus	6.5%	8/17/2032	3.0	3.0	3.0	—%
Nava Awehs Holdings	19841 Villager Cir, Yorba Linda, CA 92886	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	8/18/2032	25.0	25.0	25.0	0.01%
RHC II Inc	2451 E Baseline Rd Ste 100, Gilbert, AZ 85234	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	8/19/2032	20.0	20.0	20.0	0.01%
Imaginasium LLC	1357 S Normandy, Republic, MO 65738	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	6.5%	8/22/2032	25.0	25.0	25.0	0.01%
Aero Medical Supply Inc	415 Argyle Rd, 3M, Brooklyn, NY 11218	Health and Personal Care Stores	Term Loan	Prime plus	6.5%	8/22/2032	25.0	25.0	25.0	0.01%
Sherae A Thompson	915 Bowden Ave,, Chesapeake, VA 23323	Repair and Maintenance	Term Loan	Prime plus	6.5%	8/23/2032	2.5	2.5	2.5	—%
Vitality Family Chiropractic LLC	1255 Johnson Ferry Rd,, Marietta, GA 30068	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	8/23/2032	25.0	25.0	25.0	0.01%
T&K Bailey Enterprise LLC	14685 North County Rd 175 E, Eaton, IN 47338	Truck Transportation	Term Loan	Prime plus	6.5%	8/24/2032	25.0	25.0	25.0	0.01%
Spoon Boyz Automotive	6500 1st Ave S,, Birmingham, AL 35212	Repair and Maintenance	Term Loan	Prime plus	6.5%	8/25/2032	19.8	19.8	19.8	0.01%
RAINFOREST REAL ESTATE	640 S Forks Ave #1021, Forks, WA 98331	Real Estate	Term Loan	Prime plus	6.5%	8/26/2032	25.0	25.0	25.0	0.01%
Barakel Corporation	1205 Pine Valley Ln, Titusville, FL 32780	Administrative and Support Services	Term Loan	Prime plus	6.5%	8/26/2032	9.5	9.5	9.5	—%
Mashore Trucking LLC	414 Parkertown Rd, Troutman, NC 28166	Truck Transportation	Term Loan	Prime plus	6.5%	8/30/2032	25.0	25.0	25.0	0.01%
VNB Business Brokers LLC	845 Third Ave, 6th Floor, New York, NY 10022	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	9/2/2032	25.0	25.0	25.0	0.01%
Across the Bar Bartending Services and Rentals LLC	342 McGrady Rd NE, Rome, GA 30165	Food Services and Drinking Places	Term Loan	Prime plus	6.5%	9/7/2032	20.0	20.0	20.0	0.01%
Strumba Media LLC dba Miracle Noodle	10275 Collins Ave, Bal Harbour, FL 33154	Health and Personal Care Stores	Term Loan	Prime plus	6.5%	9/23/2032	25.0	25.0	25.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

25 DIALS LLC	4455 Earman Dr, Hilliard, OH 43026	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	6.5%	9/27/2032	25.0	25.0	25.0	0.01%
Food Sales Midwest, LLC	908 Wolfrum Glen Court, St Peters, MO 63304	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus	6.5%	9/29/2032	16.0	16.0	16.0	—%
A2Z Automation Group LLC	13007 SW 68th Tr, Miami, FL 33183	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	9/29/2032	25.0	25.0	25.0	0.01%
Special Events Staffing	1015 N Lake Ave, Ste 205, Pasadena, CA 91104	PPP	Term Loan	Fixed	1.0%	6/1/2022	54.6	54.6	54.6	0.01%
DANIELLE|TATE	347 Bianco Ridge Ave, Las Vegas, NV 89183	PPP	Term Loan	Fixed	1.0%	3/31/2026	20.8	20.8	20.8	0.01%
Total SBA Guaranteed Accrual Investments							$16,802.1	$16,802.1	$18,103.0	4.62%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Non-Accrual Investments (4b)

MIT LLC	(*)	11 North Peach ST., Medford, OR 97504	Publishing Industries (except Internet)	Term Loan	Prime plus	2.75%	3/31/2042	$13.2	$13.2	$13.2	—%
Neville Galvanizing, Inc	(*)	2983 Grand Ave, Pittsburgh, PA 15225	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	6.00%	12/15/2042	707.1	707.1	707.1	0.18%
The Country House Restaurant, LLC and Pelton Real Estate, LLC	(*)	677 US Rte 7, Pittsford, VT 05763	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/30/2042	141.9	141.9	141.9	0.04%
CIS BIG DOG, LLC	(*)	8920 US HWY, 62 WEST, Cynthiana, KY 41031	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/19/2027	140.0	140.0	140.0	0.04%
Johnny's Boy LLC	(*)	127 East King St, Martinsburg, WV 25401	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/7/2044	93.2	93.2	93.2	0.02%
Destination Hope, Inc, TrilogyTreatment & Wellness Center, Inc	(*)	6555 NW 9th Ave, Fort Lauderdale, FL 33309	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/30/2029	72.0	72.0	72.0	0.02%
Matrix Z LLC	(*)	800 SW 21st Tr, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	6.5%	2/27/2029	9.4	9.4	9.4	—%
Clowers Trucking by Faith LLC	(*)	705 E Brookwood PL, Valdosta, GA 31601	Truck Transportation	Term Loan	Prime plus	6.5%	5/23/2029	10.2	10.2	10.2	—%
VIIXVII Sewing Studio LLC	(*)	227 E Girard Ave, Philadelphia, PA 19125	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime Plus	6.50%	1/22/2031	12.2	12.2	12.2	—%
Moon Group, Inc.	(*)	145 Moon Rd, Chesapeake City, MD 21915	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	6/27/2029	3,248.7	3,248.7	3,249.1	0.83%
Hackstaff Restaurants	(*)	248 W 1st. St Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/15/2029	398.1	398.1	398.1	0.10%
Total SBA Guaranteed Non-Accrual Investments								$4,846.0	$4,846.0	$4,846.4	1.24%

Total SBA Guaranteed Investments								$21,648.1	$21,648.1	$22,949.4	5.86%

Total SBA Unguaranteed and Guaranteed Investments								$524,048.2	$524,048.2	$511,325.3	130.51%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Ownership or Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Controlled Investments (5) (22)

Automated Merchant Services, Inc.	(*,#) (7) (21)	12230 Forest Hill Blvd., Wellington, FL 33414	Data processing, Hosting, and Related Services	Common Stock	Own	100%	—	$—	$—	$53.0	0.01%
CDS Business Services, Inc.	(*,#) (8)	1985 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Common Stock	Own	100%	—	—	4,428.0	—	—%
				Line of Credit	Fixed	5.5%	Dec 2023	20,000.0	20,000.0	6,338.0	1.62%
Newtek Technology Solutions, Inc.	(#) (6)	1904 W. Parkside Lane Phoenix, AZ 85027	Data processing, Hosting, and Related Services	Common Stock	Own	100%	—	—	19,903.7	30,000.0	7.66%
				Line of Credit	Fixed	10%	Nov 2028	11,000.0	11,000.0	11,000.0	2.81%
Newtek Insurance Agency, LLC	(*,#) (13)	1981 Marcus Ave., Lake Success, NY 11042	Insurance Carriers and Related Activities	Membership Interest	Own	100%	—	—	2,035.0	5,000.0	1.28%
PMTWorks Payroll, LLC	(*,#) (9)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	Membership Interest	Own	100%	—	—	8,353.1	3,500.0	0.89%
Small Business Lending, LLC	(*,#) (12)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Membership Interest	Own	100%	—	—	4,163.0	6,300.0	1.61%
				Term Loan	Fixed	10%	June 2023	400.0	400.0	400.0	0.10%
ADR Partners, LLC dba banc-serv Partners, LLC	(*,#) (19)	8777 Purdue Rd, Indianapolis, IN 46268	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Membership Interest	Own	100%	—	—	6,199.9	—	—%
Newtek Merchant Solutions, LLC	(#) (11)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	Membership Interest	Own	100%	—	—	16,438.0	111,000.0	28.33%
Mobil Money, LLC	(#) (17)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	Membership Interest	Own	100%	—	—	2,980.0	7,000.0	1.79%
Newtek Business Lending, LLC	(#) (10)	14 East Washington St., Orlando, FL 32801	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Membership Interest	Own	100%	—	—	52,246.4	74,246.0	18.95%
Newtek Conventional Lending, LLC	(#) (18) (23)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Membership Interest	Own	50%	—	—	17,412.0	16,260.0	4.15%
Titanium Asset Management, LLC	(*,#) (14)	1981 Marcus Ave., Lake Success, NY 11042	Administrative and Support Services	Membership Interest	Own	100%	—	—	822.0	205.0	0.05%
Excel WebSolutions, LLC	(*,#) (15)	888 East Brighton Ave. Syracuse, NY 13205	Data processing, Hosting, and Related Services	Membership Interest	Own	100%	—	—	230.0	—	—%
POS on Cloud, LLC	(#) (20)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	Term Loan	Fixed	10%	Sept 2023	1,300.0	1,300.0	1,300.0	0.33%
				Membership Interest	Own	55.47%	—	—	326.0	326.0	0.08%
Total Controlled Investments								$32,700.0	$168,237.2	$272,928.0	69.66%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Ownership or Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Non-Control Investments (22)

EMCAP Loan Holdings, LLC	(+,#) (16)	1140 Reservoir Ave., Cranston, RI 02920	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Membership Interest	Own	4.67%	—	$—	$1,000.0	$1,000.0	0.26%
Biller Genie Software, LLC	(24)	3550 Biscyane Bivd Suite 704, Miami, FL 33137	Data processing, Hosting, and Related Services	Membership Interest	Own	1.82%	0	—	360.0	360.0	0.09%
Total Non-Control Investments								$—	$1,360.0	$1,360.0	0.35%

Total Investments								$556,748.2	$693,645.4	$785,613.3	200.51%

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
(2) The interest rates in effect on our loans as of September 30, 2022 are based off a Prime Rate equal to 4.75%, with the exception of PPP loans. The SBA reimburses the Company for originating PPP loans and such SBA reimbursements are included as interest income on PPP loans. The 1% interest rate shown for PPP loans is the rate that would be in effect if the PPP loans were not forgiven by the SBA. See NOTE 2—SIGNIFICANT ACCOUNTING POLICIES.
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
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of Newtek Business Services Corp. if Newtek Business Services Corp. or its subsidiaries owns more than 25% of the voting securities of such company. See NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS in the accompanying notes to the consolidated financial statements for transactions during the nine months ended September 30, 2022 with affiliates the Company is deemed to control.

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
(20) 55.47% owned by Newtek Business Services Holdco 3, Inc. (a subsidiary of Newtek Business Services Corp.) and 49.86% owned by multiple non-affiliates.
(21) Zero cost basis is reflected as the portfolio company was organized by the Company and incurred internal legal costs to organize the entity and immaterial external filing fees which were expensed when incurred.
(22) All of the Company’s investments are in entities which are organized under the Laws of the United States and have a principal place of business in the United States.
(23) Non-qualifying asset under the Investment Company Act of 1940, as amended. Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At September 30, 2022, 7.0% of total assets are non-qualifying assets.
(24) 1.82% owned by Newtek Business Services Corp. as of September 30, 2022. In September 2022, Newtek Business Services Corp acquired from NMS (a wholly-owned portfolio company) its investment in Biller Genie Software, LLC and made a subsequent additional investment.

As of September 30, 2022, the federal tax cost of investments was $693.6 million resulting in estimated gross unrealized gains and losses of $172.4 million and $72.0 million, respectively.

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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

GS Bath Inc	(#,^)	5335 E Kaviland Ave, Fresno, CA 93725	Truck Transportation	Term Loan	Prime plus	2.75%	8/15/2028	423.2	423.2	444.8	0.14%
Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 78257	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	11/14/2028	33.8	33.8	34.2	0.01%
David D. Sullivan dba DMS Construction	(#,^)	6400 Charwood Place, Bakersfield, CA 93306	Specialty Trade Contractors	Term Loan	Fixed	6%	8/9/2028	10.3	10.3	9.4	—%
Crystal Shores Inc. dba Shorewood Laundromat	(#,^)	700 West Jefferson St., Shorewood, IL 60404	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/9/2028	16.6	16.6	16.7	0.01%
Palanuk & Associates, Inc.dba Wolfpk	(#,^)	28110 SE Fern Dr, Boring, OR 97009	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/8/2028	76.1	76.1	75.4	0.02%
Mercedes Cab Company, Inc	(#,^)	35 Alden St., Province Town, MA 02657	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	8/7/2028	95.2	95.2	95.5	0.03%
CJNR, LLC	(#,^)	208 East Main St., Elma, WA 98541	Accommodation	Term Loan	Prime plus	2.75%	8/7/2043	114.7	114.7	129.5	0.04%
Ron's Pool and Spa Services LLC	(#,^)	1419 NE 30th St., Pompano, FL 33064	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/3/2028	2.8	2.8	2.7	—%
Alma Jacobsen,ODD Family Eye Care & Contact Lens LLC	(#,^)	1700 Nottingham Way Ste 12A, Hamilton, NJ 08619	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	8/3/2028	44.7	44.7	44.5	0.01%
20th Century Lanes, Inc dba West Seattle Bowl	(#,^)	4505 39 Ave SW, Seattle, WA 98116	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	8/3/2028	87.1	87.1	90.7	0.03%
Millwork Unlimited, Incorporated	(#,^)	8264 Pine Cay Rd, Wellington, FL 33414	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus	2.75%	8/2/2028	5.6	5.6	5.5	—%
Accel Compression Inc., Accel Workover Services, Inc	(#,^)	4500 S Country Rd, Odessa, TX 79765	Rental and Leasing Services	Term Loan	Prime plus	2.75%	8/1/2043	287.8	287.8	324.9	0.11%
Accel Compression Inc., Accel Workover Services Inc. dba Mica Tool	(#,^)	4500 S. Country Rd 1310, Odessa, TX 79765	Rental and Leasing Services	Term Loan	Prime plus	2.75%	8/1/2028	359.7	359.7	372.9	0.12%
Samy Optical LLC dba Site for Sore Eyes	(#,^)	1350 Travis Blvd Ste 1507A, Fairfield, CA 94533	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/1/2028	72.2	72.2	71.2	0.02%
CSL Services Inc	(#,^)	7905 Browning Rd, Ste.312,314,316, Pennsauken, NJ 08109	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/27/2028	402.7	402.7	409.8	0.13%
Nunez Enterprises Corporation dba La Casa	(#,^)	3330 Piedmont RD NE, Atlanta, GA 30305	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	7/26/2028	5.0	5.0	4.9	—%
Relevant Elephant ,LLC	(#,^)	ON320 Woodvale St, Winfield, IL 60190	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/25/2028	4.0	4.0	4.0	—%
TR Nails, LLC dba Simple Nails	(#,^)	158 Great Rd, Bedford, MA 01730	Personal and Laundry Services	Term Loan	Prime plus	2.75%	7/20/2028	45.9	45.9	45.3	0.01%
674 Club LLC	(#,^)	674 N Orleans, Chicago, IL 60654	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/17/2043	253.2	253.2	285.9	0.09%
ZA Trucking LLC	(#,^)	5945 York Way, East Lansing, MI 48823	Truck Transportation	Term Loan	Prime plus	2.75%	7/17/2028	3.8	3.8	4.1	—%
Smart-tel Communications LLC	(#,^)	9720 W. Colfax Ave Ste 100, Lakewood, CO 80215	Administrative and Support Services	Term Loan	Prime plus	2.75%	7/13/2028	15.5	15.5	16.4	0.01%

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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Veterinary Preventive Care, LLC	(#,^)	945 Riverview Ct, Xenia, OH 45385	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/18/2028	33.4	33.4	34.7	0.01%
A New Dawn Psychotherapy Associates, LLC	(#,^)	308 E Broad St, Bethlehem, PA 18018	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	4/18/2043	81.9	81.9	92.5	0.03%
Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AZ 71701	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/17/2043	21.1	21.1	23.8	0.01%
Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AR 71701	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/17/2028	28.2	28.2	29.6	0.01%
Southern Oaks Athletic Club, LLC	(#,^)	15253 Shenandoah Ave, BATON ROUGE, LA 70817	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/17/2043	343.3	343.3	387.6	0.13%
Patricia A. Freeman & Samuel C. Freeman dba Teenas Pizza	(#,^)	35 E Main St., Pekin, IN 47165	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/13/2043	39.1	39.1	44.2	0.01%
Precision Components Group Inc	(#,^)	190 Doty Circle, West Springfield, MA 01089	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	4/11/2028	16.0	16.0	16.9	0.01%
Sexy Nails Center LLC	(#,^)	57 Passaic St., Garfield, NJ 07026	Personal and Laundry Services	Term Loan	Prime plus	2.75%	4/10/2043	189.5	189.5	214.0	0.07%
Mark Baker	(#,^)	1653 Evalie Dr, Fairfield, OH 45014	Truck Transportation	Term Loan	Prime plus	2.75%	4/9/2028	7.0	7.0	7.3	—%
Innovation Transport LLC	(#,^)	1 International Blvd, Ste 400, Mahwah, NJ 07495	Truck Transportation	Term Loan	Prime plus	2.75%	4/6/2028	37.1	37.1	39.0	0.01%
Shree Lakshminarayyn Grocery Stores LLC	(#,^)	3307 Charles St., Rockford, IL 61108	Gasoline Stations	Term Loan	Prime plus	2.75%	4/5/2043	112.3	112.3	126.8	0.04%
Newsome Mobile Notary LLC	(#,^)	8153 12th Ave SW, Seattle, WA 98106	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/5/2028	3.7	3.7	3.8	—%
Master Roofing and Siding Inc.	(#,^)	1 Paragon Dr # 122, Montvale, NJ 07645	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/30/2028	187.2	187.2	191.8	0.06%
Romancing the Stone	(#,^)	140 Centre of New England Blvd, Coventry, RI 02816	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/30/2043	325.9	325.9	368.0	0.12%
Alaska Industrial Paint LLC	(#,^)	229 Whitney Rd, Unit B, Anchorage, AK 99501	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/30/2028	88.1	88.1	93.6	0.03%
Fifth Wheel Truck Stop 001	(#,^)	3767 S Golden State Blvd, Fresno, CA 93725	Gasoline Stations	Term Loan	Prime plus	2.75%	3/30/2043	1,074.2	1,074.2	1,212.8	0.39%
Michael S Brown Physical Therapy, P.C	(#,^)	300 Hempstead Tpke Ste. 3 & 4, Hempstead, NY 11552	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/30/2028	68.7	68.7	70.4	0.02%
America's Little Leaders Academy, Inc	(#,^)	2570 NW 152nd Terrace, Opa-Locka, FL 33054	Social Assistance	Term Loan	Prime plus	2.75%	3/30/2043	21.0	21.0	23.7	0.01%
Payne's Environmental Services LLC	(#,^)	5617 Causeway Blvd, Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/30/2028	160.1	160.1	167.7	0.05%
Technical Ordnance Solutions,LLC	(#,^)	9950 Business Circle, Ste 13, Naples, FL 34112	Fabricated Metal Product Manufacturing	Term Loan	Fixed	7.75%	3/30/2028	972.8	972.8	923.5	0.30%
Alaska Industrial Paint LLC	(#,^)	229 Whitney Rd Unit B, Anchorage, AK 99501	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/30/2043	208.4	208.4	235.2	0.08%
GQ Investments,LLC	(#,^)	5772 Miami Lakes Dr East, Miami, FL 33014	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus	2.75%	3/30/2028	148.7	148.7	153.3	0.05%

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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Camerabots Media, LLC	(#,^)	4501 Ford Ave Ste 207, Alexandria, VA 22302	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	3/16/2028	10.6	10.6	10.9	—%
CTD Operations Inc	(#,^)	219 Saint Nazaire Rd STE G, Broussard, LA 70518	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/15/2028	47.6	47.6	49.2	0.02%
Rojenco, Inc. dba Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Rd, Williamsburg, VA 23188	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/15/2043	484.9	484.9	547.4	0.18%
Rojenco II,Inc.	(#,^)	4357 Shore Dr, Virginia Beach, VA 23455	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/15/2043	72.2	72.2	81.5	0.03%
Rojenco II, Inc.	(#,^)	4357 Shore Dr, Virginia Beach, VA 23455	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/15/2043	376.0	376.0	424.5	0.14%
Rojenco, Inc. dba The Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Rd, Williamsburg, VA 23188	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/15/2043	72.2	72.2	81.5	0.03%
Summit Insights Group LLC	(#,^)	19 Briant Pkwy, Summit, NJ 07901	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus	2.75%	3/14/2028	6.9	6.9	7.0	—%
2b Mom Inc dba Mom's the Word Maternity	(#,^)	3150 18th St., Ste 435, San Francisco, CA 94110	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	3/9/2028	23.4	23.4	24.0	0.01%
Dante Ultimate Cleaning Service LLC	(#,^)	16969 River Park Dr, Covington, LA 70345	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/9/2028	7.2	7.2	7.5	—%
SRG Waterfront LLC	(#,^)	88 District Square SW, Washington, DC 20005	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/9/2028	205.4	205.4	211.3	0.07%
Unpainted Arizona, LLC dba Westside Bowl	(#,^)	2617 Mahoning Ave, Youngstown, OH 44509	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	8/7/2043	98.0	98.0	110.7	0.04%
BC Bishop Enterprises LLC dba 9Round Pooler	(#,^)	105-107 Grand Central Blvd, Pooler, GA 31322	Educational Services	Term Loan	Prime plus	2.75%	3/2/2028	5.6	5.6	5.8	—%
Merciful Heavenly Homes, LLC	(#,^)	401 Dillar's Mill Rd, Tyner, NC 27980	Nursing and Residential Care Facilities	Term Loan	Fixed	8%	2/28/2043	62.1	62.1	60.7	0.02%
Urban Fitness Group LLC dba Crunch Fitness Group LLC	(#,^)	2800 S IH-35, Ste 220, Round Rock, TX 78681	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/28/2028	156.6	156.6	166.2	0.05%
Connie Engelbrecht	(#,^)	20640 Raven Dr, Eagle River, AK 99577	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	2/28/2028	2.1	2.1	2.2	—%
The Law Offices of Samuel R Miller LLC	(#,^)	7405 Lake Worth Rd, Lake Worth, FL 33467	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/28/2043	111.0	111.0	125.3	0.04%
Betty's Catering Corp, Betty's Decoration & Wedding Center Inc.	(#,^)	94-33 Corona Ave, Corona, NY 11373	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/26/2043	330.5	330.5	373.2	0.12%
Jackpine Technologies Corporation	(#,^)	1 Mill & Main Pl., Ste 330, Maynard, MA 01754	Publishing Industries (except Internet)	Term Loan	Prime plus	2.75%	2/22/2028	25.9	25.9	27.5	0.01%
Crossfit iQ LLC	(#,^)	346 Pike Rd, Bay 8 & 9, West Palm Beach, FL 33411	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/21/2028	29.7	29.7	30.7	0.01%
Wellfleet Consulting Inc.	(#,^)	2275 Research Blvd Ste 500, Rockville, MD 20850	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/21/2028	10.5	10.5	10.7	—%
Town & Country Transportation Co.	(#,^)	191-193 Arch St., New Britain, CT 06051	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	2/16/2028	46.1	46.1	48.9	0.02%

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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Specialized Dairy Processors LLC and Nathaly Zapata	(#,^)	2200 N Commerce Pkwy, Weston, FL 33326	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/16/2028	45.0	45.0	46.1	0.01%
Work of Heart Inc dba Little Nest Portraits	(#)	1000 Merdian Blvd, Ste 112, Franklin, TN 37067	Professional, Scientific, and Technical Services	Term Loan	Fixed	7.5%	1/10/2028	4.0	4.0	3.8	—%
Human Resource Time Manager LLC	(#,^)	2737 Humphrey St., East Elmhurst, NY 11369	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/8/2028	10.7	10.7	11.3	—%
Sandfree Systems LLC	(#,^)	116 Cricket Ave Ste B, Ardmore, PA 19003	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	1/5/2028	5.2	5.2	5.5	—%
Crad Holding LLC dba Neighborhood Laundry of Bloomfield	(#,^)	60 Dodd St., Bloomfield, NJ 07003	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/5/2028	42.5	42.5	43.6	0.01%
Social Link LLC	(#,^)	41Peabody St., Nashville, TN 37210	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/29/2027	7.7	7.7	7.9	—%
Farec, Inc	(#)	30250 W Nine Mile Rd, Farmington, MI 48336	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	7.5%	12/29/2042	242.4	242.4	234.8	0.08%
Anderson Farms Inc	(#)	271 West Hwy 30, Burley, ID 83318	Truck Transportation	Term Loan	Fixed	7.5%	12/22/2027	4,208.4	4,208.4	4,001.5	1.29%
Muckamuck Trucks, Inc.	(#,^)	510 S Spring St., Ukiah, CA 95482	Truck Transportation	Term Loan	Prime plus	2.75%	12/22/2027	9.4	9.4	9.8	—%
Medical Plaza of Boro Park PC	(#,^)	1266 51St 1st Floor, Brooklyn, NY 11219	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/22/2027	13.5	13.5	13.8	—%
O'Rourke's Diner, LLC	(#,^)	728 Main St., Middleton, CT 06457	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/22/2027	2.6	2.6	2.8	—%
Landmark Ventures USA Inc	(#,^)	475 Park Ave South 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus	2.75%	12/22/2027	42.8	42.8	43.7	0.01%
Salida Family Chiropractic-PPLC dba Salida Sport and Spine	(#,^)	203 G St., Salida, CO 81201	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/22/2027	8.2	8.2	8.4	—%
Blue Lagoon Resort, LLC dba Hill View Cottages	(#,^)	3670 Lake Shore Dr, Lake George, NY 12845	Accommodation	Term Loan	Prime plus	2.75%	12/21/2042	175.3	175.3	198.0	0.06%
CT Auto Spa LLC	(#,^)	39 Albany Turnpike, West Simsbury, CT 06092	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/21/2027	149.6	149.6	158.4	0.05%
DHD Enterprise LLC dba Edible Arrangements #1699	(#,^)	828 Washington Ave, Miami Beach, FL 33139	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	12/21/2027	15.9	15.9	16.5	0.01%
DBMS Consulting, Inc.	(#,^)	164 West 83rd St.- Units 1F/1P, New York, NY 10024	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/20/2027	54.3	54.3	56.9	0.02%
Auto Excellance of Fort Myers Inc.	(#,^)	3105 Fowler St., Fort Myers, FL 33901	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	12/19/2042	98.8	98.8	111.5	0.04%
1-0 Granny's Helpful Hands, LLC	(#,^)	705 East Lake St., Minneapolis, MN 55407	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	12/15/2027	15.4	15.4	15.8	0.01%
Legion Bowl, Inc & Legion Pub Inc	(#,^)	661 Park St., Cranston, RI 02910	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/15/2042	307.5	307.5	347.2	0.11%
Ocean Trans LLC & Dehal Trucking LLC	(#,^)	1415 W. Anderson St., Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus	2.75%	12/15/2042	583.9	583.9	659.2	0.21%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Peanut Butter & Co., Inc	(#,^)	119 West 57th St., Ste 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/15/2027	153.9	153.9	157.3	0.05%
KR Calvert & Co, LLC	(#,^)	1620 Westgate Circle Ste 100, Brentwood, TN 37027	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	12/14/2027	357.7	357.7	365.9	0.12%
Royalty Freight Inc	(#,^)	3728 W Mckinley Ave, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus	2.75%	12/14/2027	454.8	454.8	464.7	0.15%
Atlas Geo-Constructors, LLC	(#,^)	3466 Thomasville Rd, Winston Salem, NC 27107	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/14/2027	229.0	229.0	240.2	0.08%
AADJ Empire Inc and AADJ Galaxy Inc.	(#,^)	1599 Post Rd, Warwick, RI 02888	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/14/2042	168.5	168.5	190.2	0.06%
Heung Kyun Im	(#,^)	6235 Conlan Bay Dr, Houston, TX 77041	Nonstore Retailers	Term Loan	Prime plus	2.75%	12/14/2027	10.6	10.6	10.8	—%
LP Industries Inc. dba Childforms	(#,^)	2040 Norwood St. SW, Lenoir, NC 28645	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	12/14/2027	58.3	58.3	61.2	0.02%
Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Dr, Memphis, TN 38134	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/13/2042	81.3	81.3	91.8	0.03%
Hardway Inc & AFC Leasing Inc	(#,^)	12533 S. 73rd E. Place, Bixby, OK 74008	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/13/2027	524.9	524.9	536.3	0.17%
LPB LPB Property Management Inc dba Wilderness View Cabins & Ellijay	(#,^)	498 Wilderness View, Chatsworth, GA 30705	Real Estate	Term Loan	Prime plus	2.75%	12/12/2042	31.2	31.2	35.2	0.01%
Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 78550	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	12/12/2027	315.1	315.1	330.5	0.11%
A-1 Van Services Inc	(#,^)	154 Sandy Creek Rd, Verona, PA 15147	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	12/12/2027	502.5	502.5	528.1	0.17%
Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC	(#,^)	1120 Wren School Rd, Piedmont, SC 29673	Gasoline Stations	Term Loan	Prime plus	2.75%	12/12/2027	33.7	33.7	34.4	0.01%
AV Strategy Inc	(#,^)	9468 American Eagle Way Ste 100, Orlando, FL 32837	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/8/2027	333.7	333.7	347.2	0.11%
Clear Sound Communications, Inc	(#,^)	680 Old Medford Ave, Medford, NY 11763	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/8/2027	2.6	2.6	2.6	—%
Kim Howard Corp dba NPN Machine Tools	(#,^)	9130 Wayfarer Lane, Houston, TX 77075	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	12/7/2042	562.5	562.5	635.0	0.21%
ODS Inc	(#,^)	626 N Delsea Dr, Glassboro, NJ 08028	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/6/2027	33.6	33.6	34.9	0.01%
Healthcare Interventions, Inc dba Brightstar Healthcare of & Brightstar	(#,^)	5300 W. Atlantic Ave. Ste 501, Delray Beach, FL 33484	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/4/2027	10.3	10.3	10.5	—%
Oil Palace, Inc.	(#,^)	10408 Hwy 64 East, Tyler, TX 75707	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	12/4/2042	945.4	945.4	1,067.3	0.35%
PS Camping Inc.	(#,^)	43595 US Hwy 50, Canon City, CO 81212	Accommodation	Term Loan	Fixed	8.25%	12/1/2027	17.3	17.3	17.0	0.01%
Utara LLC	(#,^)	214 Pine St, Sandpoint, ID 83864	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/1/2027	15.9	15.9	16.5	0.01%

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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Wing King at the Gardens LLC	(#,^)	4235 South Fort Apache Rd, Ste 250, Las Vegas, NV 89147	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/10/2027	6.6	6.6	6.7	—%
JNP Delivery Inc	(#,^)	4500 North Providence # 7, Appleton, WI 54913	Couriers and Messengers	Term Loan	Fixed	6%	11/7/2027	6.5	6.5	6.4	—%
His Loving Hands Christian Academy, Inc.	(#,^)	15020 Harrison St., Miami, FL 33176	Social Assistance	Term Loan	Prime plus	2.75%	11/6/2042	85.1	85.1	96.1	0.03%
Sterling Campbell Insurance Agency, Inc	(#,^)	36359 North Gantzel Rd Ste 102, San Tan Valley, AZ 85140	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	11/3/2027	5.1	5.1	5.2	—%
S & S Auto Body Shop Inc.	(#,^)	5001 W. Clay St., Richmond, VA 23230	Repair and Maintenance	Term Loan	Prime plus	2.75%	11/3/2042	69.9	69.9	78.9	0.03%
Top Quality Dent Service LLC	(#,^)	1541 Vapor Trail, Colorado Springs, CO 80905	Repair and Maintenance	Term Loan	Prime plus	2.75%	11/2/2027	4.1	4.1	4.2	—%
Rachael Reel dba Rachel Reel Insurance Age	(#,^)	208 Bank St., Lenoir, TN 37771	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	10/31/2027	5.0	5.0	5.1	—%
Die Hard Used Car Sales	(#,^)	1668 West Grand Ave, Phoenix, AZ 85007	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	10/30/2042	52.3	52.3	59.1	0.02%
The Five Lakes LLC	(#,^)	13705 Holmes Rd, Kansas City, MO 64154	Educational Services	Term Loan	Prime plus	2.75%	10/30/2042	440.0	440.0	496.7	0.16%
Blue Eagle Transport Inc , Golden Eagle Transport, Inc & Green Eagle	(#,^)	377 Boston Post Rd Unit B, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus	2.75%	10/27/2027	27.7	27.7	28.5	0.01%
Sage Oil LLC	(#,^)	8913 Egyptian Ave, Las Vegas, NV 89143	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	10/27/2027	6.7	6.7	6.9	—%
Ashore Ventures Inc dba PuroClean Professional Restoration	(#,^)	909 SE Everett Mall Way Ste A-140, Everett, WA 98208	Repair and Maintenance	Term Loan	Prime plus	2.75%	10/27/2027	9.7	9.7	10.0	—%
Suzie LLC dba Tony D's Restaurant	(#,^)	92 Huntington St., New London, CT 06320	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/25/2042	81.0	81.0	91.5	0.03%
Grand Blanc Lanes, Inc.	(#,^)	5301 S. Saginaw Rd, Flint, MI 48507	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	10/25/2027	10.0	10.0	10.6	—%
Schafer Fisheries Inc	(#,^)	21985 Waller Rd, Fulton, IL 61252	Food Manufacturing	Term Loan	Prime plus	2.75%	10/25/2027	25.7	25.7	27.3	0.01%
The Jig, LLC	(#,^)	3115 Camp Phillips Rd, Wausau, WI 54403	Food Services and Drinking Places	Term Loan	Fixed	8.25%	10/24/2042	23.4	23.4	22.8	0.01%
Island Refrigeration & AC Inc	(#,^)	3201 Flagler Ave, Unit 510 & 511, Key West, FL 33040	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/18/2042	122.7	122.7	138.6	0.04%
Blueridge Armor LLC	(#,^)	1495 Hwy 74-A Bypass, Ste 150192, Spindale, NC 28160	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	10/17/2027	5.5	5.5	5.8	—%
H and K Dry Cleaning LLC ,Quintero Shopping Center LLC,Aqua Laundry	(#,^)	1227 Burnside Ave, East Hartford, CT 06108	Electronics and Appliance Stores	Term Loan	Fixed	7.5%	10/17/2042	60.0	60.0	58.6	0.02%
Cortez Landscaping, LLC	(#,^)	4 Powder Rd, Norwalk, CT 06854	Administrative and Support Services	Term Loan	Prime plus	2.75%	10/13/2027	12.8	12.8	13.3	—%
On Call Services LLC	(#,^)	15060 281St Ave NW, Zimmerman, MN 55398	Construction of Buildings	Term Loan	Prime plus	2.75%	10/13/2027	12.2	12.2	12.9	—%

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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Damiano Global Corp	(#,^)	333 Birch Hills Dr, Rochester, NY 14622	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/21/2027	14.7	14.7	15.4	—%
Tier1 Solutions LLC	(#,^)	1000 Essington Rd Ste. 109 & 111, Joliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/18/2027	12.7	12.7	13.1	—%
Tony Herring & Associates, Inc	(#,^)	211 West Camellia Dr, Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	8/17/2027	4.9	4.9	5.0	—%
Chester's World Enterprise LLC	(#,^)	140 W Alameda Dr, Ste 104, Tempe, AZ 85282	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	8/16/2027	14.7	14.7	15.2	—%
D'Amato & Sons Construction, Inc.	(#,^)	117 Oak St., Amityville, NY 11701	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/11/2027	5.4	5.4	5.6	—%
Roundhay Partners LLC and Roundhay Farming LLC	(#,^)	6160 Granite Spring Rd, Somerset, CA 95684	Crop Production	Term Loan	Fixed	8.25%	8/8/2042	831.4	831.4	783.2	0.25%
L & J Corporate Services Inc	(#,^)	866 NW 110th Ave, Coral Springs, FL 33071	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/4/2027	3.7	3.7	3.7	—%
Work of Heart Inc dba Little Nest Portraits	(#,^)	1000 Merdian Blvd, Ste 112, Franklin, TN 37067	Professional, Scientific, and Technical Services	Term Loan	Fixed	7.5%	7/28/2027	33.0	33.0	31.4	0.01%
Sharon G McMillen, MA Psychologist, Inc.	(#,^)	216 West Main St, Kingwood, WV 26537	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	7/28/2027	12.0	12.0	12.2	—%
HQTRONIC LLC	(#,^)	10135 S. Roberts Rd, Ste. 209, Palos Hills, IL 60465	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	7/27/2027	14.5	14.5	14.8	—%
Oberon IT, Inc.	(#,^)	1404 W. Walnut Hill Lane, Irving, TX 75038	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/26/2027	141.2	141.2	146.6	0.05%
Gilles Peress Studio LLC	(#,^)	76 Lafayette Ave, Brooklyn, NY 11217	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/25/2027	39.8	39.8	40.6	0.01%
Obok LLC	(#,^)	2720 S. Havana St., Unit H, Aurora, CO 80014	Food Manufacturing	Term Loan	Prime plus	2.75%	7/21/2027	7.7	7.7	8.1	—%
Lil Tots' Learning Center LLC	(#,^)	3042 S 78th St, Tampa, FL 33619	Social Assistance	Term Loan	Prime plus	2.75%	7/21/2042	25.5	25.5	28.8	0.01%
Ocean Trans LLC	(#,^)	1415 W Andersonr Way, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus	2.75%	7/21/2027	25.6	25.6	26.1	0.01%
Matrix Z LLC	(#,^)	800 SW 21st Terrace, Fort Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	3.75%	7/19/2027	5.5	5.5	5.9	—%
Aitheras Aviation Group, LLC , Aitheras Aviation Group, LLC	(#,^)	2301 N Marginal Rd, Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus	2.75%	7/18/2027	532.3	532.3	543.6	0.18%
Wildflour Bakery & Cafe, LLC	(#,^)	5137 Clareton Dr, Ste 100,110 & 120, Agoura Hills, CA 91301	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/17/2027	14.5	14.5	15.3	—%
Koep Companies dba Pipestone True value	(#,^)	207 East Main St., Pipestone, MN 56164	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	7/14/2042	300.8	300.8	339.6	0.11%
McCord Holdings, Inc. dba Fast Signs 176101	(#,^)	7640 N. Wickham Rd, Melbourne, FL 32940	Administrative and Support Services	Term Loan	Prime plus	2.75%	7/7/2027	9.5	9.5	9.8	—%
Thrifty Market Inc dba Thrifty Foods	(#,^)	702 10th St., Wheatland, WY 82201	Food and Beverage Stores	Term Loan	Prime plus	2.75%	7/6/2027	69.4	69.4	71.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Hamilton & Associates Real Estate and Investments Firm LLC	(#,^)	11776 West Sample Rd, Coral Springs, FL 33065	Real Estate	Term Loan	Prime plus	2.75%	6/30/2042	49.7	49.7	56.1	0.02%
J. T. O'Neill Company, L.L.C	(#,^)	19972 Willowin Farm Lane, Purcellville, VA 20132	Real Estate	Term Loan	Prime plus	2.75%	6/30/2027	9.6	9.6	10.0	—%
J&M Civil Construction Services LLC	(#,^)	1221 County Rd 4371, Decatur, TX 76234	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/30/2027	68.4	68.4	71.2	0.02%
BQRS, Inc. DBA Gresham Meineke Car Care Center	(#,^)	18081 SE Division St., Portland, OR 97236	Repair and Maintenance	Term Loan	Fixed	0%	6/30/2027	50.3	50.3	48.9	0.02%
New Chicago Wholesale Bakery Inc.	(#,^)	795 Touhy Ave, Elk Grove Village, IL 60007	Food Manufacturing	Term Loan	Prime plus	2.75%	6/30/2027	10.6	10.6	11.2	—%
Best Bees Company	(#,^)	839 Albany St., Boston, MA 02119	Animal Production and Aquaculture	Term Loan	Prime plus	2.75%	6/29/2027	14.3	14.3	14.9	—%
Oakhill Farms, LLC	(#,^)	15 Carl St., Johnston, RI 02919	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/29/2030	75.1	75.1	82.1	0.03%
Stiegelbauer Associates Inc.	(#,^)	63 Flushing Ave, Unit 101, Building 280, Brooklyn, NY 11205	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/29/2027	196.5	196.5	208.1	0.07%
Intellixion LLC	(#,^)	7447 Egan Dr, Ste 110 A, Savage, MN 55378	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/29/2027	2.4	2.4	2.5	—%
Ocean Trans LLC and Dehal Trucking LLC	(#,^)	760 W. Charter Way, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus	2.75%	6/29/2027	383.0	383.0	399.0	0.13%
Foxhop Fitness, LLC	(#,^)	4211 NW Federal Hwy, Jensen Beach, FL 34957	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/28/2027	57.9	57.9	60.4	0.02%
Old Dominion Transportation Group, Inc.	(#,^)	2510 Hunters Place, Ste 202, Woodbridge, VA 22192	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	6/28/2027	765.1	765.1	799.4	0.26%
Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	(#,^)	211 East 25th St., Norfolk, VA 23504	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	6/27/2030	184.6	184.6	201.8	0.07%
Ains Holding Company, LLC	(#,^)	122 West 26th St., New York, NY 10001	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/26/2027	818.3	818.3	855.0	0.28%
Northern Industries, LLC	(#,^)	W 5585 Dehart Dr, Tomahawk, WI 54484	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	6/23/2042	53.6	53.6	60.6	0.02%
Vella Construction Enterprises, Inc. dba Vella Construction	(#,^)	318 28th Ave, San Mateo, CA 94403	Construction of Buildings	Term Loan	Prime plus	2.75%	6/23/2027	14.3	14.3	14.9	—%
Birches Group, LLC	(#,^)	228 East 45th St. 12th FL South, New York, NY 10017	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/22/2027	31.9	31.9	33.2	0.01%
Scarlet Spartan Inc.dba FastSigns of Brighton	(#,^)	533 W. Grand River Ave, Brighton, MI 48116	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/19/2027	10.0	10.0	10.6	—%
Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	(#,^)	11535 Carmel Commons Blvd. Ste 200, Charlotte, NC 28226	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/16/2042	369.9	369.9	417.6	0.14%
JAM Media Solutions, LLC	(#,^)	4744 Tackawanna St., Philadelphia, PA 19124	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/15/2027	23.3	23.3	24.3	0.01%
All Regional Recyclers of Wood LLC dba ARROW, Superior Carting, LLC	(#,^)	104 Wooster St., Bethel, CT 06801	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	6/15/2042	285.5	285.5	322.3	0.10%

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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Tres K Deli,Grocery,Fruit and Meat Inc.	(#,^)	125 West Tremont Ave, Bronx, NY 10453	Food and Beverage Stores	Term Loan	Prime plus	2.75%	5/19/2027	5.2	5.2	5.5	—%
Hayden Trucking LLC	(#,^)	11540 Eagle Vista Dr, Fort Worth, TX 76179	Truck Transportation	Term Loan	Prime plus	2.75%	5/19/2027	92.5	92.5	98.0	0.03%
PS Camping, Inc. dba Prospectors RV Resort	(#,^)	43659&43595 US Hwy 50, Canon City, CO 81212	Accommodation	Term Loan	Fixed	8.25%	5/19/2042	891.0	891.0	871.8	0.28%
Mr. B's Bicycles & Mopeds, Inc.	(#,^)	1870 S. 4th Ave, Yuma, AZ 85364	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	5/18/2042	134.6	134.6	152.0	0.05%
Waterford Plumbing Co, Inc.	(#,^)	2425 W. Cuyler Ave, Chicago, IL 60618	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/18/2027	31.5	31.5	32.9	0.01%
Bay Car Wash LLC	(#,^)	952 South Commercial St. and West Magnolia, Aransas Pass, TX 78336	Repair and Maintenance	Term Loan	Prime plus	2.75%	5/18/2042	111.7	111.7	126.1	0.04%
Computech Computers Inc.	(#,^)	40-24 76th St., Office #2B, Elmhurst, NY 11373	Educational Services	Term Loan	Prime plus	2.75%	5/17/2027	31.5	31.5	32.8	0.01%
Arco Electrical Contractors Inc. dba Arco Construction Group	(#,^)	22-24 South Seventh St., Elizabeth, NJ 07202	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/16/2027	231.3	231.3	243.3	0.08%
5 Stars Learning Center Inc	(#,^)	14 Paine Ave, Irvington, NJ 07111	Social Assistance	Term Loan	Prime plus	2.75%	5/16/2042	56.7	56.7	64.0	0.02%
Sanderson Distribution Inc.	(#,^)	100 Daniel Dr, Alamo, CA 94507	Truck Transportation	Term Loan	Prime plus	2.75%	5/12/2027	6.6	6.6	6.9	—%
B G F Bobby Q's Inc	(#,^)	447 N. Main St., Freeport, NY 11520	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/11/2027	4.7	4.7	5.0	—%
Estelle Finkel Educational Associates,LLC	(#,^)	125 West Mount Pleasant Ave, Livingston, NJ 07039	Educational Services	Term Loan	Prime plus	2.75%	5/11/2027	76.7	76.7	79.9	0.03%
NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	5/9/2027	55.7	55.7	58.4	0.02%
Innovation Transport, LLC	(#,^)	1 International Blvd, Mahwah, NJ 07495	Truck Transportation	Term Loan	Prime plus	2.75%	5/9/2027	49.3	49.3	52.1	0.02%
NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	5/9/2042	20.1	20.1	22.7	0.01%
Benchmark Building, Inc.	(#,^)	1439 Stargazer Terrace, Sanford, FL 32771	Construction of Buildings	Term Loan	Prime plus	2.75%	5/5/2027	14.2	14.2	14.8	—%
Cable Management LLC	(#,^)	290 Pratt St., Meriden, CT 06450	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	5/3/2027	36.1	36.1	38.1	0.01%
Fine Arts Center of Easley, Inc. dba Midtown Music	(#,^)	117 S. Pendleton St., Easley, SC 29640	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	5/2/2042	109.5	109.5	123.7	0.04%
Love and Glory Learning Center, Inc.	(#,^)	4911 N. 42nd St., Tampa, FL 33610	Social Assistance	Term Loan	Prime plus	2.75%	4/28/2042	71.4	71.4	80.6	0.03%
Sneads Ferry Foods, Inc. dba DQ Grill & Chill	(#,^)	920 Hwy 210, Sneads Ferry, NC 28460	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/27/2042	598.3	598.3	675.5	0.22%
JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	(#,^)	393 Charles St., Providence, RI 02904	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/27/2042	203.1	203.1	229.3	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Ralph's Hair Salon, Inc.	(#,^)	175 NW 14th St., Homestead, FL 33030	Personal and Laundry Services	Term Loan	Prime plus	2.75%	4/21/2042	45.8	45.8	51.7	0.02%
Getting Even LLC dba The Zoo Health Club	(#,^)	377 South Willow St., Ste B 2-1, Manchester, NH 03103	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/21/2027	4.7	4.7	4.9	—%
Condron Brothers LLC DBA Luv 2 Play	(#,^)	4790 La Sierra Ave, Riverside, CA 92505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/19/2027	74.4	74.4	78.0	0.03%
The Altitude Group, LLC and Core Home Security, LLC	(#,^)	949 Clint Moore Rd, Unit 949A, Boca Raton, FL 33487	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/31/2027	26.9	26.9	27.9	0.01%
Citizens Lanes, LLC	(#,^)	5100 Goodson Connector Rd, Union City, GA 30291	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	8.25%	3/31/2042	602.2	602.2	589.3	0.19%
Landmark Ventures USA, Inc.	(#,^)	475 Park Ave South 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus	2.75%	3/31/2027	115.3	115.3	119.7	0.04%
Golden Hen Inc. dba Cafe	(#,^)	468 W. Cheltenham Ave, Philadelphia, PA 19126	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/31/2027	39.8	39.8	41.4	0.01%
Bear Trail Lodge LLC	(#,^)	Mile 1 Bear Trail Rd, King Salmon, AK 99613	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/31/2042	506.4	506.4	571.8	0.18%
Schafer Fisheries Inc.	(#,^)	21985 Waller Rd, Fulton, IL 61252	Food Manufacturing	Term Loan	Prime plus	2.75%	3/30/2042	233.9	233.9	264.1	0.09%
Sea Smoke Barbeque, Corp and Danwen LLC	(#,^)	20 Island Farm Rd, Oak Bluffs, MA 02557	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/30/2042	216.7	216.7	244.7	0.08%
Gauri Hospitality Group LLC dba Microtel Inns & Suites by Wyndham	(#,^)	1221 Kentucky Mills Dr, Louisville, KY 40299	Accommodation	Term Loan	Prime plus	2.75%	3/29/2042	968.2	968.2	1,093.1	0.35%
Discount Price, LLC dba Robert's Market	(#,^)	2 Hill Rd, Franklin, NH 03235	Gasoline Stations	Term Loan	Prime plus	2.75%	3/29/2042	189.0	189.0	213.4	0.07%
Douglas K. Soderblom . dba Loma Linda Optometry	(#,^)	25815 Barton Rdad, Unit C104, Loma Linda, CA 92354	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/29/2027	61.5	61.5	64.3	0.02%
H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	(#,^)	5455 N 51st St., # 30, Glendale, AZ 85301	Couriers and Messengers	Term Loan	Prime plus	2.75%	3/29/2030	58.3	58.3	62.5	0.02%
New England Country Day School, Inc. and Thomas D. Walker	(#,^)	27 Kenosia Ave, Danbury, CT 06810	Social Assistance	Term Loan	Prime plus	2.75%	3/28/2042	345.9	345.9	390.5	0.13%
Heil & Hornik LLC dba Elysium Tennis	(#,^)	7637 C. Commerce Place, Plain City, OH 43064	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/27/2042	851.2	851.2	961.0	0.31%
Color Graphic Press, Inc.	(#,^)	42 Main St., Nyack, NY 10960	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	3/23/2027	73.8	73.8	77.9	0.03%
JBK Truck Trailer and Bus Inc.	(#,^)	8669 South State Rd 67, Camby, IN 46113	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/23/2042	81.3	81.3	91.8	0.03%
Denton Bio Fuels LLC and American Bio Source LLC	(#,^)	624 W. University Dr. Ste 359, TX, TX 76201	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	3/23/2027	40.0	40.0	41.9	0.01%
Executive Fitness & Nutrition Inc.	(#,^)	8610 Roosevelt Ave Ste 2, Jackson Heights, NY 11372	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/23/2027	12.4	12.4	13.1	—%

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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	(#,^)	174-176 Mountain Ave, Springfield, NJ 07081	Repair and Maintenance	Term Loan	Prime plus	2.75%	2/7/2042	299.8	299.8	338.5	0.11%
DBMS Consulting, Inc.	(#,^)	164 West 83rd St. Units 1F/1P, New York, NY 10024	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/1/2042	172.3	172.3	194.6	0.06%
Chidlren's House Learning, Inc and Tarps Investment Group	(#,^)	720 Wilbraham Rd, Springfield, MA 01109	Social Assistance	Term Loan	Prime plus	2.75%	1/31/2042	293.4	293.4	331.3	0.11%
Fave Realty Inc.	(#,^)	1875 Grand Ave, Baldwin, NY 11510	Real Estate	Term Loan	Prime plus	2.75%	1/30/2042	49.8	49.8	56.2	0.02%
SRC Publishing LLC	(#,^)	8690 Waterford Bend St., Las Vegas, NV 89123	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus	2.75%	1/27/2027	13.5	13.5	14.0	—%
Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	(#,^)	5245 Bucks Bar Rd, Placerville, CA 95667	Beverage and Tobacco Product Manufacturing	Term Loan	Fixed	8.25%	1/19/2030	203.5	203.5	198.5	0.06%
Jolibe LLC and Jolibe Atelier LLC	(#,^)	357 w 36th #401, New York, NY 10018	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/18/2027	6.3	6.3	6.6	—%
Eickmann Management Group LLC dba Jimmy Johns of Dundee	(#,^)	568 Techumseh St., Dundee, MI 48131	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/17/2027	59.6	59.6	63.0	0.02%
Fullbro Trust dba Menemsha Blues	(#,^)	2 Basin Rd, Chilmark, MA 02535	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	1/13/2027	13.5	13.5	14.2	—%
Echelon Enterprises, Inc	(#,^)	16701 E. Iliff Ave, Aurora, CO 80013	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	1/10/2027	29.3	29.3	30.9	0.01%
Metropolitan Solutions Group Inc.	(#,^)	1420 Chestnut St., Portsmouth, VA 23704	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/19/2041	250.4	250.4	282.7	0.09%
Techni-Pro Institute LLC	(#,^)	414 NW 35th St., Boca Raton, FL 33431	Educational Services	Term Loan	Prime plus	2.75%	12/15/2026	111.9	111.9	116.4	0.04%
Sempco, Inc.	(#,^)	51 -55 Lake St. Unit #2-6, Nashua, NH 03060	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	12/15/2041	38.2	38.2	43.2	0.01%
New Chicago Wholesale Bakery, Inc.	(#,^)	795 Touhy Ave, Elk Grove Village, IL 60007	Food Manufacturing	Term Loan	Prime plus	2.75%	12/15/2041	426.1	426.1	481.0	0.16%
Allied Welding Inc.	(#,^)	1820 N. Santa Fe Ave, Chillicothe, IL 61523	Fabricated Metal Product Manufacturing	Term Loan	Fixed	5.25%	12/15/2041	711.0	711.0	690.8	0.22%
Elita 7, LLC	(#,^)	16 Marble St., Worcester, MA 01603	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	12/15/2041	669.9	669.9	756.4	0.24%
Trison Enterprises Inc.dba Lee's Automotive	(#,^)	13281 Aurora Ave N, Seattle, WA 98311	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/14/2041	371.1	371.1	418.9	0.14%
Wayfarer Bicycle LLC	(#,^)	118-120 Ocean Ave, New London, CT 06320	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	12/13/2041	84.2	84.2	95.1	0.03%
Roast Beef Levittown LLC dba Arby's	(#,^)	2080 Hempstead Turnpike, East Meadow, NY 11554	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/13/2026	125.2	125.2	131.8	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Mack Team Enterprises Inc.dba The UPS Store #6815	(#,^)	38200 Ave of the States, Fort Gordon, GA 30905	Couriers and Messengers	Term Loan	Prime plus	2.75%	12/9/2026	12.0	12.0	12.6	—%
eCommerce Direct, LLC	(#,^)	3440 Gannett Ave, Des Moines, IA 50321	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/9/2026	457.5	457.5	477.0	0.15%
Recycling Revolution,LLC	(#,^)	4190 Collins Rd, Unadilla, GA 31091	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/9/2041	81.9	81.9	92.4	0.03%
New Life Hospital LLC	(#)	17400 Red Oak Dr, Houston, TX 77090	Hospitals	Term Loan	Prime plus	2.75%	12/8/2041	1,110.7	1,110.7	1,254.0	0.41%
Hanson's Greeks LLC	(#,^)	8132 N. 87th Place, Ste A, Scottsdale, AZ 85258	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/8/2026	6.6	6.6	7.0	—%
The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	(#)	29291 Amerihost Dr, Dowagiac, MI 49047	Accommodation	Term Loan	Fixed	8.25%	12/5/2041	329.5	329.5	322.0	0.10%
Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence,LLC	(#)	1 Pebble Wood Lane, Palm Coast, FL 32164	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	11/30/2041	63.4	63.4	71.6	0.02%
Quick Ship, LLC	(#)	448 W. 19th St, Houston, TX 77008	Couriers and Messengers	Term Loan	Prime plus	2.75%	11/30/2026	6.1	6.1	6.3	—%
Imaginarium Foods LLC,	(#,^)	751 N. Cable Rd, Lima, OH 45805	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/28/2042	340.1	340.1	384.0	0.12%
Access Staffing, LLC	(#,^)	360 Lexington Ave 8th Floor, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus	2.75%	11/29/2026	717.8	717.8	743.6	0.24%
Usman Jalil, LLC dba Food Mart	(#)	147 N Washington St., Plainville, CT 06062	Gasoline Stations	Term Loan	Prime plus	2.75%	11/29/2041	212.3	212.3	239.7	0.08%
WPN Recycling Company LLC	(#,^)	5101 Andard Ave, Baltimore, MD 21226	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	11/23/2026	13.1	13.1	13.8	—%
CRK Mens, LLC dba Spiff for Men	(#,^)	750 Third Ave, New York, NY 10017	Personal and Laundry Services	Term Loan	Prime plus	2.75%	11/23/2026	61.6	61.6	64.0	0.02%
Broms Asset Management LLC	(#,^)	215 East 79th St. Apt 9E, New York, NY 10075	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus	2.75%	11/22/2026	72.5	72.5	75.1	0.02%
JBK Truck Trailer and Bus Inc.	(#)	8669 S. State Rd 67, Camby, IN 46113	Repair and Maintenance	Term Loan	Prime plus	2.75%	11/22/2041	377.4	377.4	426.1	0.14%
Bouquet Restaurant LLC	(#,^)	519 Main St., Covington, KY 41011	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/22/2041	88.2	88.2	99.5	0.03%
Skaggs RV Outlet LLC	(#,^)	301 Commerce Dr, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	11/21/2026	58.2	58.2	61.3	0.02%
Catherine Christine Morin dba Purr-Fect Pets	(#,^)	1915 North Austin Ave, Georgetown, TX 78626	Personal and Laundry Services	Term Loan	Prime plus	2.75%	11/17/2026	10.9	10.9	11.3	—%
Hoosier Health Plus, LLC	(#,^)	520 East 8th St., Anderson, IN 46012	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	11/15/2026	50.8	50.8	53.5	0.02%
MIK LLC dba Firehouse Subs	(#,^)	17250 Royalton Rd, Strongsville, OH 44136	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/9/2026	129.7	129.7	134.6	0.04%
Dyer Properties, LLC and Bayview Pharmacy, Inc.	(#)	3844 Post Rd, Warwick, RI 02886	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	11/9/2041	218.8	218.8	247.0	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Fine Line Interiors, Inc.	(#)	2530 SW 30th Ave, Hallandale Beach, FL 33009	Repair and Maintenance	Term Loan	Prime plus	2.75%	11/4/2041	56.7	56.7	64.0	0.02%
131 Miles LLC and Ohm Shubh Laxmi, LLC. dba Mr Hero	(#,^)	13215 Miles Ave, Cleveland, OH 44105	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/3/2041	104.0	104.0	117.4	0.04%
Veracruz Shabo, LLC Waterfalls Quick Lube LLC	(#)	1325 Broad St., Central Falls, RI 02863	Repair and Maintenance	Term Loan	Prime plus	2.75%	11/1/2041	107.9	107.9	121.8	0.04%
Glocecol LLC	(#,^)	10302 NW South River Dr, Bay #18, Miami, FL 33178	Administrative and Support Services	Term Loan	Prime plus	2.75%	11/1/2026	43.6	43.6	45.9	0.01%
Moolchan Enterprises LLC dba Staying Green	(#)	2650 S.W. 154 Ave, Davie, FL 33331	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/31/2026	6.3	6.3	6.6	—%
Woodstock Enterprises Corp dba True Scent Candle Co	(#)	191 2nd Ave, Warwick, RI 02888	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	10/31/2041	80.5	80.5	90.9	0.03%
Elite Structures Inc	(#,^)	401 Old Quitman Rd, Abel, GA 31620	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	10/27/2029	160.8	160.8	174.7	0.06%
Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	(#,^)	200 North Branford Rd, Branford, CT 06405	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	10/24/2026	243.8	243.8	256.7	0.08%
Worldwide Estate, Inc. dba Washington Heights Manor	(#,^)	10620 W. Greenwood Terrace, Milwaukee, WI 53224	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	10/21/2041	203.5	203.5	229.8	0.07%
Gold Wind Logistics LLC	(#)	2830 Beech Daly Rd, Inkster, MI 48141	Truck Transportation	Term Loan	Prime plus	2.75%	10/20/2041	161.6	161.6	182.4	0.06%
Speaker City, Inc. dba Rollin Thunder	(#)	246 East Belt Blvd, Richmond, VA 23224	Electronics and Appliance Stores	Term Loan	Prime plus	2.75%	10/14/2041	113.4	113.4	128.0	0.04%
Maine Service Corp	(#)	59-22 55th St., Maspeth, NY 11378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	10/13/2026	94.1	94.1	99.1	0.03%
Justin Partlow	(#)	100 Independence Place, Ste 414, Tyler, TX 75703	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	10/13/2026	11.2	11.2	11.6	—%
Reliable Recovery Services LLC	(#)	2401 West Mcdowell Rd, Phoenix, AZ 85009	Support Activities for Transportation	Term Loan	Prime plus	2.75%	10/7/2026	64.5	64.5	67.5	0.02%
Wyspen Corporation dba Charlestown Ace	(#)	5 Austin St., Charlestown, MA 02129	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	10/3/2026	20.6	20.6	21.4	0.01%
Ailky Corporation	(#)	352 Beford St., Lakeville, MA 02347	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	10/3/2026	135.9	135.9	141.4	0.05%
JJA Transportation Management Inc.	(#)	15 Church St., Upland, PA 19015	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	9/30/2026	26.8	26.8	27.8	0.01%
Seaway LLC and Reklaw LLC dba Allure Lounge	(#)	415 -417 Halsey Dr, Newark, NJ 07102	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/30/2041	124.1	124.1	140.1	0.05%
CNC Precision Machine, Inc.	(#)	18360 Industrial Circle, Burton, OH 44021	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/28/2041	1,157.4	1,157.4	1,306.7	0.42%
CD Game Exchange Inc.	(#)	3719 N Mississippi, Portland, OR 97227	Merchant Wholesalers, Durable Goods	Term Loan	Fixed	8.25%	9/28/2026	3.5	3.5	3.4	—%
Beadon Inc	(#)	2601 Old Ocean City Rd, Salisbury, MD 21804	Food and Beverage Stores	Term Loan	Prime plus	2.75%	9/28/2026	12.7	12.7	13.3	—%

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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Dolarian Realty LLC and OV's Restaurant Inc	(#)	34 Old Colony Ave, East Taunton, MA 02718	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/5/2041	60.1	60.1	67.9	0.02%
Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	(#)	1196 Inverness Lane, Stow, OH 44224	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/29/2025	54.7	54.7	56.9	0.02%
MCF Forte LLC	(#)	1245 W Baseline Rd Unit 105, Mesa, AZ 85202	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/29/2025	9.1	9.1	9.5	—%
Panditos LLC dba White Lotus Home	(#)	431 Raritan Ave, Highland Park, NJ 08904	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	12/28/2025	7.7	7.7	8.0	—%
800 on the Trax LLC and Matrix Z LLC	(#)	800 SW 21st Terrace, Fort Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	12/23/2040	228.7	228.7	258.2	0.08%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	(#)	24201 North Hwy 1, Fort Bragg, CA 95437	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/23/2040	90.7	90.7	102.4	0.03%
Joyce Outdoor Advertising Chicago LLC	(#)	2443 West 16th St., Chicago, IL 60608	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/22/2040	266.7	266.7	301.1	0.10%
Premier Athletic Center of Ohio Inc. and Gates Investments and Wade	(#)	8957 Kingsridge Dr, Centerville, OH 45459	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/22/2028	570.8	570.8	616.5	0.20%
Hattingh Incorporated dba Prosthetic Care Facility	(#)	4415 Woodridge Pkwy, Ste 180, Leesburg, VA 20176	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/21/2025	8.8	8.8	9.1	—%
Accent Tag and Label Inc	(#)	2201 Rittenhouse St, Des Moines, IA 50321	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	12/18/2040	586.6	586.6	662.2	0.21%
Trip Consultants U.S.A. Inc.	(#)	311 85th St., Brooklyn, NY 11209	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/18/2025	80.8	80.8	83.8	0.03%
Sourceco Limited Liability Company	(#)	17 Palmer Ave, West Long Branch, NJ 07764	Merchant Wholesalers, Nondurable Goods	Term Loan	Fixed	6.5%	12/17/2025	21.8	21.8	21.5	0.01%
Abitino's JFK LLC dba Abitino's	(#)	Terminal 8 JFK ExpressWay Airport, Jamaica, NY 11430	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/16/2022	26.8	26.8	27.0	0.01%
JAG Unit 1, LLC	(#)	1 West Main St., Patchogue, NY 11772	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/16/2025	130.3	130.3	135.1	0.04%
Swalm Street LLC and New York Home Health Care Equipment LLC	(#)	30 Hopper St., Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	Fixed	7.5%	12/16/2040	360.0	360.0	352.6	0.11%
Moments to Remember USA LLC dba Retain Loyalty	(#)	1250 Sanders Ave SW, Massillon, OH 44646	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/16/2025	45.3	45.3	47.2	0.02%
New York Home Health Care Equipment, LLC	(#)	30 Hopper St., Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/16/2025	496.4	496.4	518.3	0.17%
Basista Family Limited Partnership and UPE, Inc.	(#)	3401 Brecksville Rd, Richfield, OH 44286	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/14/2040	303.0	303.0	342.1	0.11%
DC Enterprises Ltd. dba Lakeview True Value	(#)	318 North F St., Lakeview, OR 97630	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	12/14/2025	10.9	10.9	11.4	—%
LC Blvd Holdings LLC and Mt Pleasant Wash & Wax LLC	(#)	880 Lowcountry Blvd, Mount Pleasant, SC 29464	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/4/2040	444.7	444.7	502.0	0.16%

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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Elite Institute LLC dba Huntington Learning Center	(#,^)	13526 Village Park Dr Ste 214, Orlando, FL 32837	Educational Services	Term Loan	Prime plus	2.75%	8/28/2025	6.8	6.8	7.1	—%
God Be Glorified Inc dba GBG Inc	(#,^)	40 West. 162nd St, South Holland, IL 60473	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	8/20/2025	23.9	23.9	24.7	0.01%
GDP Gourmet LLC dba Joe and John's Pizza Restaurant	(#,^)	136 New Jersey Ave, Absecon, NJ 08201	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/19/2040	127.0	127.0	143.4	0.05%
Gold Jet Corp.	(#,^)	2472 Broadway, New York, NY 10025	Couriers and Messengers	Term Loan	Prime plus	2.75%	8/14/2025	34.7	34.7	36.0	0.01%
SKJ Inc dba Subway	(#,^)	401 S Woodlawn Ave, Bloomington, IN 47401	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/13/2025	41.7	41.7	43.2	0.01%
LP Industries Inc dba Childforms	(#,^)	110 Charleston Dr, Mooresville, NC 28117	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	7/29/2025	66.3	66.3	69.0	0.02%
Free Ion Advisors LLC	(#,^)	322 Evandale Rd, Scarsdale, NY 10583	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/21/2025	28.4	28.4	29.3	0.01%
Murrayville Donuts, Inc dba Dunkin' Donuts	(#)	2304 N College Rd, Wilmington, NC 28405	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/15/2040	319.9	319.9	361.1	0.12%
Jonathan E Nichols and Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Dr, Memphis, TN 38134	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/30/2025	32.4	32.4	33.7	0.01%
Thrifty Market, Inc. dba Thrifty Foods	(#,^)	702 10th St, Wheatland, WY 82201	Food and Beverage Stores	Term Loan	Prime plus	2.75%	6/30/2030	193.0	193.0	212.3	0.07%
Summit Beverage Group LLC	(#,^)	211 Washington Ave, Marion, VA 24354	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	8/29/2030	201.9	201.9	222.3	0.07%
E & G Enterprises LLC dba Comfort Keepers	(#,^)	220 Middle St., Franklin, VA 23851	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/26/2025	9.7	9.7	10.1	—%
SofRep, Inc dba Force 12 Media	(#,^)	930 Tahoe Blvd Ste 802-543, Incline Village, NV 89451	Other Information Services	Term Loan	Prime plus	2.75%	6/26/2025	34.4	34.4	35.6	0.01%
TJU-DGT Inc dba The Lorenz Cafe	(#,^)	714-718 Lorenz Ave, Pittsburgh, PA 15220	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/26/2029	13.4	13.4	14.6	—%
Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	(#,^)	13886 Campo Rd, Jamul, CA 91935	Gasoline Stations	Term Loan	Prime plus	2.75%	6/26/2040	331.4	331.4	374.2	0.12%
CEM Autobody LLC dba Dawn's Autobody	(#,^)	7 Division St, Keyport, NJ 07735	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/26/2040	118.2	118.2	133.4	0.04%
Wolf Enviro Interests, LLC and Enviromax Services Inc	(#,^)	18002 Mueschke Rd, Cypress, TX 77433	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/25/2040	215.0	215.0	242.7	0.08%
Ohs Auto Body, Inc. dba Ohs Body Shop	(#,^)	3560 Hwy 93 South, Kalispell, MT 59901	Repair and Maintenance	Term Loan	Fixed	7.22%	6/25/2040	1,070.0	1,070.0	1,048.1	0.34%
Evinger PA One, Inc. dba Postal Annex, Falcon	(#,^)	7661 McLaughlin Rd, Falcon, CO 80831	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	6/24/2025	10.0	10.0	10.4	—%
RJI Services, Inc.	(#,^)	353 E Angeleno Ste G, Burbank, CA 91502	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/23/2025	9.7	9.7	10.1	—%
Real Help LLC dba Real Help Decorative Concrete	(#,^)	2221 Broadway St., Buffalo, NY 14212	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/22/2025	23.0	23.0	23.9	0.01%
KRN Logistics, LLC and Newsome Trucking, Inc	(#)	2262 Hwy 53 W, Jasper, GA 30143	Truck Transportation	Term Loan	Prime plus	2.75%	6/19/2025	59.2	59.2	61.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Inverted Healthcare Staffing of Florida LLC dba Interim Healthcare	(#,^)	111 N Pompano Beach Blvd., Pompano Beach, FL 33062	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/18/2025	20.1	20.1	20.9	0.01%
AM PM Properties, LLC and AM PM Willington, LLC	(#,^)	1308 Stafford Rd, Storrs Mansfield, CT 06268	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/17/2040	75.7	75.7	85.5	0.03%
Mirage Plastering Inc and Mpire LLC and Mpire II LLC	(#,^)	1802 W Grant Rd Ste 114, Tucson, AZ 85745	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/12/2040	121.0	121.0	136.6	0.04%
Eldredge Tavern LLC dba Gonyea's Tavern	(#,^)	150 Main St., Pascoag, RI 02859	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/8/2040	49.1	49.1	55.4	0.02%
ViAr Visual Communications, Inc. dba Fastsigns 281701	(#,^)	4721 University Way NE, Seattle, WA 98105	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	6/5/2025	26.8	26.8	27.8	0.01%
Medworxs LLC	(#,^)	10901 W. Toller Dr, Littleton, CO 80127	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/3/2025	54.0	54.0	56.0	0.02%
DTM Parts Supply Inc.	(#)	31 Sageman St, Mount Vernon, NY 10550	Merchant Wholesalers, Durable Goods	Term Loan	Fixed	7%	6/2/2025	35.4	35.4	35.0	0.01%
XCESSIVE THROTTLE, INC dba Jake's Roadhouse	(#,^)	5980 Lamar St., Arvada, CO 80003	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/29/2025	3.5	3.5	3.6	—%
Villela CPA PL	(#,^)	777 Brickell Ave, Ste 500, Miami, FL 33131	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/27/2025	3.8	3.8	3.9	—%
Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	(#,^)	2188 Brunswyck Rd, Wallkill, NY 12589	Accommodation	Term Loan	Prime plus	2.75%	5/20/2040	151.5	151.5	171.1	0.06%
15 McArdle LLC and No Other Impressions Inc	(#,^)	15 McArdle St., Rochester, NY 14611	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	5/15/2040	160.3	160.3	180.9	0.06%
South Park Properties LLC and Midlothian Hardware LLC	(#,^)	4751 147th St., Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	5/6/2040	41.6	41.6	46.9	0.02%
Matthew Taylor and Landon Farm LLC	(#)	6103 N Church St, Greensboro, NC 27455	Personal and Laundry Services	Term Loan	Prime plus	2.75%	5/4/2040	87.5	87.5	98.8	0.03%
Cares Inc dba Dumpling Grounds Day Care Center	(#,^)	4508 Blakiston St., Philadelphia, PA 19136	Social Assistance	Term Loan	Prime plus	2.75%	5/1/2040	70.5	70.5	79.6	0.03%
Diamond Solutions LLC	(#,^)	7845 East Evans Rd. Ste A, Scottsdale, AZ 85260	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	4/21/2025	8.0	8.0	8.3	—%
Faramarz Nikourazm dba Car Clinic Center	(#,^)	10707 Shady Trail, Dallas, TX 75220	Repair and Maintenance	Term Loan	Prime plus	2.75%	4/3/2040	63.8	63.8	72.0	0.02%
Copper Beech Financial Group LLC	(#,^)	1223 North Church St., Moorestown, NJ 08057	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	3/30/2025	50.6	50.6	52.4	0.02%
Sunset Marine Resort LLC and GoXpeditions LLC and Lavon Gomes	(#,^)	40 Buzzard Ridge Rd, Sequim, WA 98382	Accommodation	Term Loan	Prime plus	2.75%	3/27/2040	261.3	261.3	295.0	0.10%
Shorr Enterprises Inc dba New Design Furniture Manufacturers	(#,^)	3033 NW 28 St., Lauderdale Lakes, FL 33311	Furniture and Related Product Manufacturing	Term Loan	Prime plus	2.75%	3/27/2025	43.1	43.1	44.7	0.01%
Shellhorn and Hill Inc dba Total Fleet Service	(#,^)	501 South Market St, Wilmington, DE 19801	Nonstore Retailers	Term Loan	Prime plus	2.75%	3/27/2040	423.2	423.2	477.8	0.15%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	(#,^)	5600 N. River Rd #925, Rosemont, IL 60018	Real Estate	Term Loan	Prime plus	2.75%	3/27/2025	512.3	512.3	529.5	0.17%
Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	(#,^)	800 James Ave, Scranton, PA 18510	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/26/2040	46.7	46.7	52.8	0.02%
Zero-In Media Inc	(#,^)	1123 Broadway Ste 704, New York, NY 10010	Data Processing, Hosting, and Related Services	Term Loan	Prime plus	2.75%	3/25/2025	9.1	9.1	9.4	—%
Loriet LLC	(#,^)	5001 Vivienda Way, Sarasota, FL 34235	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	3/24/2025	4.9	4.9	5.0	—%
Shelton Incorporated dba Mrs. Winners	(#,^)	4509 N. Henry Blvd., Stockbridge, GA 30281	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/20/2040	97.4	97.4	110.0	0.04%
Jaymie Hazard dba Indigo Hair Studio and Day Spa	(#,^)	2016 Warwick Ave, Warwick, RI 02889	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/20/2040	37.3	37.3	42.2	0.01%
R & R Security and Investigations Inc dba Pardners Lake Buchanan	(#,^)	15615 State Route 29, Buchanan Dam, TX 78609	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/19/2040	73.8	73.8	83.4	0.03%
MMS Realty, LLC and Molecular MS Diagnostics LLC	(#,^)	1224 Greenwich Ave, Warwick, RI 02886	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/18/2040	132.9	132.9	150.0	0.05%
Royal Crest Motors LLC	(#,^)	769 Amesbury Rd, Haverhill, MA 01830	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	3/16/2040	79.0	79.0	89.2	0.03%
Luigi's on Main LLC and Luigi's Main Street Pizza Inc	(#,^)	491 Montauk Hwy, Eastport, NY 11941	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/4/2025	4.6	4.6	4.7	—%
Pace Motor Lines, Inc.	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus	2.75%	2/26/2025	25.8	25.8	26.8	0.01%
Kingseal LLC dba Desoto Health and Rehab Center	(#,^)	475 Nursing Home Dr, Arcadia, FL 34266	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	2/26/2040	1,103.9	1,103.9	1,246.3	0.40%
Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 60636	Social Assistance	Term Loan	Prime plus	2.75%	2/19/2040	53.8	53.8	60.8	0.02%
Grand Blanc Lanes, Inc. and H, H and H, LLC	(#,^)	5301 S Saginaw Rd, Flint, MI 48507	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/31/2039	114.3	114.3	129.0	0.04%
First Prevention and Dialysis Center, LLC	(#,^)	17940 NW 27th Ave, Miami Gardens, FL 33056	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/30/2024	100.7	100.7	104.1	0.03%
Bowlerama Inc	(#,^)	3031 New Castle Ave, New Castle, DE 19720	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/24/2039	1,072.3	1,072.3	1,210.6	0.39%
The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	(#,^)	114-115 Medical Center Ave, Sebring, FL 33870	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/23/2039	473.3	473.3	534.4	0.17%
Thermoplastic Services Inc and Paragon Plastic Sheet, Inc	(#,^)	1700 W 4th St., Dequincy, LA 70633	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	12/23/2039	429.7	429.7	485.1	0.16%
B.S. Ventures LLC dba Dink's Market	(#,^)	48649 Hwy 58, Oakridge, OR 97463	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/19/2039	46.2	46.2	52.1	0.02%
Will Zac Management LLC dba Papa John's	(#)	2410 West Jefferson St., Ste B, Joliet, IL 60435	Food Services and Drinking Places	Term Loan	Fixed	6.25%	12/19/2024	36.5	36.5	36.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

The Jewelers Inc. dba The Jewelers of Las Vegas	(#,^)	2400 Western Ave, Las Vegas, NV 89102	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	12/19/2024	466.1	466.1	480.5	0.16%
B & W Towing, LLC and Boychucks Fuel LLC	(#,^)	701 Addison Rd, Painted Post, NY 14870	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/17/2039	136.7	136.7	154.4	0.05%
Kemmer LLC and Apples Tree Top Liquors LLC	(#,^)	1300 S Jackson St., Salem, IN 47167	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/4/2039	119.0	119.0	134.3	0.04%
Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	(#,^)	988 Hemlock St., Cannon Beach, OR 97110	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/25/2039	101.7	101.7	114.8	0.04%
Legacy Estate Planning Inc dba American Casket Enterprises	(#,^)	2176 Route 119 North, Greensburg, PA 15601	Personal and Laundry Services	Term Loan	Prime plus	2.75%	11/21/2024	15.4	15.4	15.9	0.01%
DC Real LLC and DC Enterprises LTD dba Lakeview True Value	(#,^)	318 North F St., Lakeview, OR 97630	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	11/20/2039	102.8	102.8	116.1	0.04%
Heartland American Properties LLC and Skaggs RV Outlet LLC	(#,^)	301 Commerce Dr, Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	10/31/2039	409.1	409.1	461.8	0.15%
DNT Storage and Properties LLC	(#,^)	38 Old National Pike, West Alexander, PA 15376	Real Estate	Term Loan	Prime plus	2.75%	10/10/2039	87.0	87.0	98.2	0.03%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	10/10/2024	65.4	65.4	67.5	0.02%
Doctors Express Management of Central Texas LLC	(#,^)	3614 SW HK Dodgen Loop, Ste F, Temple, TX 76504	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	10/8/2024	2.3	2.3	2.4	—%
Michael Rey Jr. and Lynn J. Williams and GIG Petcare dba Hickory	(#,^)	900 Alpine Rd, Bridgeville, PA 15017	Personal and Laundry Services	Term Loan	Prime plus	2.75%	10/3/2039	104.9	104.9	118.4	0.04%
Sumad LLC dba BrightStar Care of Encinitas	(#,^)	680 Fletcher Pkwy, Ste 206, El Cajon, CA 92020	Administrative and Support Services	Term Loan	Prime plus	2.75%	10/2/2024	19.0	19.0	19.6	0.01%
Roccos LLC and Sullo Pantalone Inc dba Rocco's	(#,^)	79 Beach Rd Units B13 and B14, Vineyard Haven, MA 02568	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/30/2039	218.1	218.1	246.3	0.08%
Gordon E Rogers dba Stonehouse Motor Inn	(#,^)	162 Danielson Pike, Foster, RI 02825	Accommodation	Term Loan	Prime plus	2.75%	9/26/2039	49.0	49.0	55.4	0.02%
Andrene's LLC dba Andrene's Caribbean Soul Food Carry Out	(#,^)	308 Kennedy St. NW, Washington, DC 20011	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/23/2024	5.4	5.4	5.6	—%
Ryan Crick and Pamela J. Crick and Crick Enterprises Inc	(#,^)	3390 W. Andrew Johnson Hwy, Greeneville, TN 37743	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/17/2039	124.1	124.1	140.1	0.05%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 N Beach St., Fort Worth, TX 76111	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/15/2024	106.1	106.1	109.2	0.04%
Tavern Properties LLC and Wildwood Tavern LLC	(#,^)	6480 West Touhy Ave, Niles, IL 60714	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/15/2039	365.3	365.3	412.4	0.13%
B&P Diners LLC dba Engine House Restaurant	(#,^)	71 Lafayette St.,, Salem, MA 01970	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/10/2024	27.8	27.8	28.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Atlas Auto Body Inc dba Atlas Auto Sales	(#,^)	20 Providence St., West Warwick, RI 02893	Repair and Maintenance	Term Loan	Prime plus	2.75%	8/22/2039	43.8	43.8	49.5	0.02%
Katie Senior Care LLC dba Home Instead Senior Care	(#,^)	222E Eufaula St Ste 220, Norman, OK 73069	Social Assistance	Term Loan	Prime plus	2.75%	8/15/2024	36.0	36.0	37.0	0.01%
Alpha Preparatory Academy LLC	(#,^)	4462 Mink Livsey Rd, Snellville, GA 30039	Social Assistance	Term Loan	Prime plus	2.75%	8/15/2039	124.0	124.0	140.0	0.05%
Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	(#,^)	10463 Hamer Rd, Georgetown, OH 45121	Motor Vehicle and Parts Dealers	Term Loan	Fixed	6%	8/8/2039	117.5	117.5	115.1	0.04%
Almost Home Property LLC and Almost Home Daycare LLC	(#,^)	35 Copps Hill Rd, Ridgefield, CT 06877	Social Assistance	Term Loan	Prime plus	2.75%	8/7/2039	560.9	560.9	633.3	0.20%
575 Columbus Avenue Holding Company, LLC and LA-ZE LLC	(#,^)	575 Columbus Ave, New Haven, CT 06519	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/30/2039	17.3	17.3	19.5	0.01%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus	2.75%	7/24/2039	127.0	127.0	143.4	0.05%
AMG Holding, LLC and Stetson Automotive, Inc	(#,^)	309 Route 9, Waretown, NJ 08758	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/30/2039	173.9	173.9	196.4	0.06%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Rd Extension, Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus	2.75%	6/30/2039	740.4	740.4	835.9	0.27%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave Route 53, Lisle, IL 60532	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/30/2024	31.5	31.5	32.4	0.01%
Nikobella Properties LLC and JPO Inc dba Village Car Wash	(#,^)	1372 South US Route 12, Fox Lake, IL 60020	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/25/2039	434.2	434.2	490.3	0.16%
Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True Val	(#,^)	1313 West Park St. #1, Livingston, MT 59047	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	6/20/2039	197.5	197.5	223.0	0.07%
Sico & Walsh Insurance Agency Inc and The AMS Trust	(#,^)	106 Concord Ave, Belmont, MA 02478	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	6/6/2039	78.2	78.2	88.3	0.03%
Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	(#,^)	15637 St Clair Ave, Cleveland, OH 44110	Food and Beverage Stores	Term Loan	Prime plus	2.75%	6/3/2024	5.3	5.3	5.4	—%
Long Island Barber Institute Inc	(#,^)	266 Greenwich St., Hempstead, NY 11550	Educational Services	Term Loan	Prime plus	2.75%	6/2/2039	47.0	47.0	53.0	0.02%
Pocono Coated Products, LLC	(#,^)	100 Sweetree St., Cherryville, NC 28021	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	5/30/2024	7.0	7.0	7.1	—%
Jonesboro Health Food Center LLC	(#,^)	1321 Stone St., Jonesboro, AR 72401	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	5/27/2024	19.6	19.6	20.1	0.01%
The River Beas LLC and Punam Singh	(#,^)	11704 Centurion Way, Potomac, MD 20854	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/8/2039	76.2	76.2	86.0	0.03%
AS Boyals LLC dba Towne Liquors	(#,^)	117 South Broad St., Woodbury City, NJ 08096	Food and Beverage Stores	Term Loan	Prime plus	2.75%	4/29/2039	91.6	91.6	103.4	0.03%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Gerami Realty, LC Sherrill Universal City Corral, LP dba Golden	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/23/2027	44.6	44.6	47.5	0.02%
Island Wide Realty LLC and Long Island Partners, Inc.	(#,^)	201-203-205 West Merrick Rd, Valley Stream, NY 11580	Real Estate	Term Loan	Prime plus	2.75%	4/22/2039	87.3	87.3	98.5	0.03%
Wilshire Media Systems Inc	(#,^)	2649 Townsgate Rd. Ste 500, Westlake Village, CA 91361	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/17/2024	54.5	54.5	56.0	0.02%
1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	(#,^)	1899 State Route 35, South Amboy, NJ 08879	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/9/2039	94.3	94.3	106.5	0.03%
Hodges Properties LLC and Echelon Enterprises Inc dba Treads Bicycle	(#,^)	16701 E. Iliff Ave, Aurora, CO 80013	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	3/31/2039	376.9	376.9	425.5	0.14%
Kemmer, LLC and Pitts Package Store, Inc.	(#,^)	201 S. Main St., Salem, IN 47167	Food and Beverage Stores	Term Loan	Prime plus	2.75%	3/31/2039	98.6	98.6	111.4	0.04%
636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	(#)	636 South Center St., New Washington, OH 44854	Primary Metal Manufacturing	Term Loan	Prime plus	2.75%	3/20/2039	67.1	67.1	75.8	0.02%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	(#,^)	63 S Wyoming Ave, Edwardsville, PA 18704	Food and Beverage Stores	Term Loan	Prime plus	2.75%	3/20/2039	92.9	92.9	104.9	0.03%
R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	(#,^)	3111 and 3135 Delsea Dr, Franklinville, NJ 08322	Food and Beverage Stores	Term Loan	Prime plus	2.75%	2/28/2039	349.6	349.6	394.7	0.13%
Summit Beverage Group LLC	(#,^)	211 Washington Ave, Marion, VA 24354	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	2/28/2024	98.1	98.1	100.5	0.03%
952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	(#,^)	952 Boston Post Rd, Milford, CT 06460	Personal and Laundry Services	Term Loan	Prime plus	2.75%	2/28/2039	173.2	173.2	195.6	0.06%
Faith Memorial Chapel LLC	(#,^)	600 9th Ave North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus	2.75%	2/28/2039	179.3	179.3	202.4	0.07%
96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	(#,^)	96 Mill St., Berlin, CT 06037	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/12/2039	117.9	117.9	133.1	0.04%
JWB Industries, Inc. dba Carteret Die Casting	(#,^)	74 Veronica Ave, Somerset, NJ 08875	Primary Metal Manufacturing	Term Loan	Prime plus	2.75%	2/11/2024	78.3	78.3	80.2	0.03%
986 Dixwell Avenue Holding Company, LLC and Mughali Foods, LLC	(#,^)	986 Dixwell Ave, Hamden, CT 06510	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/7/2039	83.3	83.3	94.1	0.03%
Sarah Sibadan dba Sibadan Agency	(#,^)	102-05 101st Ave, Ozone Park, NY 11416	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	1/27/2039	108.0	108.0	121.9	0.04%
Icore Enterprises Inc dba Air Flow Filters Inc	(#,^)	151 W 24th St, Hialeah, FL 33010	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	1/15/2024	5.9	5.9	6.0	—%
Nutmeg North Associates LLC Steeltech Building Products Inc	(#,^)	636 Nutmeg Rd North, South Windsor, CT 06074	Construction of Buildings	Term Loan	Prime plus	2.75%	12/31/2038	762.4	762.4	860.8	0.28%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Amboy Woodbridge Realty LLC and United Premium Foods LLC	(#)	One Amboy Ave, Woodbridge, NJ 07095	Food Manufacturing	Term Loan	Fixed	7%	6/14/2024	1,813.7	1,813.7	1,797.8	0.58%
KK International Trading Corporation	(#,^)	219 Lafayette Dr, Syosset, NY 11791	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/23/2028	112.1	112.1	121.4	0.04%
Kurtis Sniezek dba Wolfe's Foreign Auto	(#,^)	712 5th St., New Brighton, PA 15066	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/20/2038	74.0	74.0	83.5	0.03%
920 CHR Realty LLC V. Garofalo Carting Inc	(#,^)	920 Crooked Hill, Brentwood, NY 11717	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	12/10/2038	348.4	348.4	393.3	0.13%
DKB Transport Corp	(#,^)	555 Water Works Rd, Old Bridge, NJ 08857	Truck Transportation	Term Loan	Prime plus	2.75%	12/5/2038	115.5	115.5	130.4	0.04%
Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	(#,^)	1455 S Richland Creek Rd, Sugar HIll, GA 30518	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/3/2038	85.7	85.7	96.8	0.03%
BVIP Limousine Service LTD	(#,^)	887 W Liberty, Medina, OH 44256	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	11/27/2038	63.5	63.5	71.7	0.02%
AcuCall LLC	(#,^)	824 U.S Hwy 1, Ste 335, North Palm Beach, FL 33408	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/21/2023	4.0	4.0	4.1	—%
Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	(#,^)	3039-3043 Hedley, Springfield, IL 62704	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	11/18/2023	11.2	11.2	11.5	—%
Polpo Realty, LLC Polpo Restaurant, LLC	(#,^)	554 Old Post Rd #3, Greenwich, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/6/2038	53.0	53.0	59.8	0.02%
Mid-Land Sheet Metal Inc	(#,^)	125 E Fesler St., Santa Maria, CA 93454	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/31/2038	114.6	114.6	129.3	0.04%
Master CNC Inc & Master Properties LLC	(#,^)	11825 29 Mile Rd, Washington, MI 48095	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/31/2038	494.7	494.7	558.5	0.18%
1 North Restaurant Corp dba 1 North Steakhouse	(#,^)	322 W. Montauk Hwy, Hampton Bays, NY 11946	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/31/2038	174.0	174.0	196.4	0.06%
Janice B. McShan and The Metropolitan Day School, LLC	(#,^)	2817 Lomb Ave, Birmingham, AL 35208	Social Assistance	Term Loan	Prime plus	2.75%	10/31/2023	10.3	10.3	10.6	—%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	(#,^)	77 Mill Rd, Freeport, NY 11520	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/24/2038	121.5	121.5	137.2	0.04%
Greenbrier Technical Services, Inc	(#,^)	407 E. Edgar Ave, Ronceverte, WV 24970	Repair and Maintenance	Term Loan	Prime plus	2.75%	10/24/2023	29.8	29.8	30.4	0.01%
Lenoir Business Partners LLC LP Industries, Inc dba Childforms	(#,^)	2040 Norwood, Lenoir, NC 28645	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	9/30/2038	254.0	254.0	286.8	0.09%
LP Industries, Inc dba Childforms	(#,^)	110 Charleston Dr, Ste 105-107, Morresville, NC 28117	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	9/30/2038	103.5	103.5	116.9	0.04%
Cencon Properties LLC and Central Connecticut Warehousing Company, Inc	(#,^)	37 Commons Court, Waterbury, CT 06704	Warehousing and Storage	Term Loan	Prime plus	2.75%	9/30/2038	284.6	284.6	321.4	0.10%
Mitchellville Family Dentistry, Dr. Octavia Simkins-Wiseman DDS PC	(#,^)	12150 Annapolis Rd, Ste 301, Glenn Dale, MD 20769	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/27/2038	276.4	276.4	312.1	0.10%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral	(#,^)	17 Pearl St., Mystic, CT 06355	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/26/2038	82.5	82.5	93.1	0.03%
Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 60636	Social Assistance	Term Loan	Prime plus	2.75%	9/25/2038	75.4	75.4	85.1	0.03%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	(#,^)	11585 Jones Bridge Rd, Ste 4G, Johns Creek, GA 30022	Educational Services	Term Loan	Prime plus	2.75%	9/20/2023	10.7	10.7	10.9	—%
Faith Memorial Chapel LLC	(#,^)	600 9th Ave North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/20/2038	221.1	221.1	249.6	0.08%
Maynard Enterprises Inc dba Fastsigns of Texarkana	(#,^)	3735 Mall Dr, Texarkana, TX 75501	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	9/18/2023	3.7	3.7	3.8	—%
Grafio Inc dba Omega Learning Center-Acworth	(#,^)	5330 Brookstone Dr, Ste 320, Acworth, GA 30101	Educational Services	Term Loan	Prime plus	2.75%	9/13/2023	38.1	38.1	38.8	0.01%
The Berlerro Group, LLC dba Sky Zone	(#,^)	111 Rodeo Dr, Edgewood, NY 11717	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/12/2023	132.8	132.8	135.3	0.04%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/12/2028	31.2	31.2	33.7	0.01%
Prospect Kids Academy Inc	(#,^)	532 St Johns Place, Brooklyn, NY 11238	Educational Services	Term Loan	Prime plus	2.75%	9/11/2038	102.5	102.5	115.7	0.04%
Schmaltz Holdings, LLC and Schmaltz Operations, LLC	(#,^)	3408 Castle Rock Farm Rd, Pittsboro, NC 27312	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/4/2038	183.8	183.8	207.5	0.07%
Gulfport Academy Child Care and Learning Center, Inc. and Jennifer Sis	(#,^)	15150 Evans St., Gulfport, MS 39503	Social Assistance	Term Loan	Prime plus	2.75%	8/30/2023	9.5	9.5	9.7	—%
Caribbean Concepts, Inc. dba Quick Bleach	(#,^)	120 East 56th St., St.#730, New York, NY 10022	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/12/2023	4.9	4.9	4.9	—%
Daniel W and Erin H Gordon and Silver Lining Stables CT, LLC	(#,^)	38 Carmen Lane, Monroe, CT 06468	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/24/2023	2.5	2.5	2.5	—%
Angkor Restaurant Inc	(#,^)	10 Traverse St., Providence, RI 02903	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/19/2038	76.3	76.3	86.1	0.03%
Harbor Ventilation Inc and Estes Investment, LLC	(#,^)	509 East Park St., Livingston, MT 59047	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	7/19/2038	1.9	1.9	2.2	—%
Tri County Heating and Cooling Inc.	(#,^)	509 East Park St., Livingston, MT 59047	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	7/19/2023	18.1	18.1	18.5	0.01%
Morning Star Trucking LLC and Morning Star Equipment and Leasing LLC	(#,^)	1 Poppy Ave, Neptune, NJ 07753	Truck Transportation	Term Loan	Prime plus	2.75%	7/17/2023	11.2	11.2	11.4	—%
Maxiflex LLC	(#,^)	512 Verret St., New Orleans, LA 70114	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	6/28/2023	8.8	8.8	8.9	—%
GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	(#,^)	411 Sharp St., Millville, NJ 08332	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/28/2038	79.6	79.6	89.8	0.03%
2161 Highway 6 Trail, LLC, R. H. Hummer JR., Inc.	(#,^)	2141 P Ave, Williamsburg, IA 52361	Truck Transportation	Term Loan	Prime plus	2.75%	6/19/2026	236.0	236.0	248.5	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	(#,^)	200 North Branford Rd, Branford, CT 06405	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	6/18/2028	486.4	486.4	524.2	0.17%
KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	(#,^)	24 Elm St., Montpelier, VT 05602	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus	2.75%	6/14/2023	68.3	68.3	69.4	0.02%

Elite Structures Inc	(#,^)	401 Old Quitman Rd, Adel, GA 31620	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	6/12/2038	684.5	684.5	772.8	0.25%
Absolute Desire LLC and Mark H. Szierer and Sophisticated Smile	(#,^)	85 Reaville Ave, Flemington, NJ 08822	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/5/2038	154.2	154.2	174.1	0.06%
Gregory P Jellenek OD and Associates PC	(#,^)	4640 Monticello Ave, Ste 8A, Williamsburg, VA 23188	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/28/2023	11.6	11.6	11.8	—%
Ryan D. Thornton and Thornton & Associates LLC	(#,^)	800 Bethel St., Ste 200, Honolulu, HI 96813	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	5/24/2023	8.2	8.2	8.3	—%
Peanut Butter & Co., Inc.	(#,^)	250 West 54th St., New York, NY 10019	Food Manufacturing	Term Loan	Prime plus	2.75%	4/30/2023	17.7	17.7	18.0	0.01%
1258 Hartford TPKE, LLC and Phelps and Sons, Inc	(#,^)	1258 Hartford Turnpike, Vernon, CT 06066	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	3/29/2038	101.0	101.0	114.1	0.04%
Xela Pack, Inc. and Aliseo and Catherine Gentile	(#,^)	8300 Boettner Rd, Saline, MI 48176	Paper Manufacturing	Term Loan	Prime plus	2.75%	3/27/2028	151.2	151.2	162.4	0.05%
A & M Commerce, Inc. dba Cranberry Sunoco	(#,^)	398 Baltimore Blvd, Westminster, MD 21157	Gasoline Stations	Term Loan	Prime plus	2.75%	3/27/2038	263.5	263.5	297.5	0.10%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	(#,^)	3937 Sherman Ave, Saint Joseph, MO 64506	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/25/2038	455.5	455.5	514.3	0.17%
Michael A.and HeatherR. Welsch dba Art & FrameEtc.	(#,^)	2819 West T C Jester Blvd., Houston, TX 77018	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	3/22/2038	54.7	54.7	61.8	0.02%
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	(#,^)	51 Donnelley Rd, Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	3/15/2023	77.8	77.8	78.9	0.03%
Osceola River Mill, LLC Ironman Machine, Inc.	(#,^)	27 Hungerford St., Pittsfield, MA 01201	Machinery Manufacturing	Term Loan	Prime plus	2.75%	2/20/2038	69.7	69.7	78.7	0.03%
Retain Loyalty LLC	(#,^)	1250 Sanders Ave SW, Massillon, OH 44647	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	2/15/2038	93.6	93.6	105.7	0.03%
Sherill Universal City dba Golden Corral LP	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/28/2038	372.8	372.8	420.9	0.14%
Macho LLC Madelaine Chocolate Novelties Inc	(#,^)	96-03 Beach Channel Dr, Rockaway Beach, NY 11693	Food Manufacturing	Term Loan	Prime plus	2.75%	12/31/2037	403.9	403.9	456.0	0.15%
Polpo Realty LLC & Polpo Restaurant LLC	(#,^)	554 Old Post Rd #3, Greenwich, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/27/2037	426.5	426.5	481.5	0.16%
Daniel Gordon and Erin Gordon and Silver Lining Stables CT, LLC	(#,^)	38 Carmen Lane, Monroe, CT 06468	Support Activities for Agriculture and Forestry	Term Loan	Prime plus	2.75%	11/28/2037	183.3	183.3	206.9	0.07%
Richmond Hill Mini Market, LLC	(#,^)	101 Richmond Hill Ave, Stamford, CT 06902	Food and Beverage Stores	Term Loan	Prime plus	2.75%	11/27/2037	148.2	148.2	167.3	0.05%

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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Michael S. Decker & Janet Decker dba The Hen House Cafe	(#,^)	401 Caribou St., Simla, CO 80835	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/30/2036	12.5	12.5	14.1	—%
Valiev Ballet Academy, Inc	(#,^)	635 - 637 Londonderry Lane, Denton, TX 76205	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	8/12/2036	32.3	32.3	36.4	0.01%
LaHoBa, LLC d/b/a Papa John's	(#,^)	3001 Pontchartrain Dr, Slidell, LA 70458	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/3/2036	58.6	58.6	66.2	0.02%
Lavertue Properties LLP dba Lavertue Properties	(#,^)	24 Wakefield St., Rochester, NH 13867	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus	2.75%	6/29/2036	33.9	33.9	38.3	0.01%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave Route 53, Lisle, IL 60532	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/29/2036	265.0	265.0	299.1	0.10%
Profile Performance, Inc. and Eidak Real Estate, L.L.C.	(#,^)	44600 Michigan Ave, Canton, MI 48188	Repair and Maintenance	Term Loan	Prime plus	2.75%	4/20/2036	95.5	95.5	107.8	0.03%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	(#,^)	2267 Fernberg Trail, Ely, MN 55731	Nonstore Retailers	Term Loan	Prime plus	2.75%	4/18/2036	107.8	107.8	121.7	0.04%
Michael S. Korfe dba North Valley Auto Repair	(#,^)	7516 B 2nd St., NW, Albuquerque, NM 87107	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/24/2036	11.5	11.5	13.0	—%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	(#,^)	64-68 North Central Ave, Valley Stream, NY 11580	Support Activities for Transportation	Term Loan	Prime plus	2.75%	1/28/2036	84.1	84.1	95.0	0.03%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	(#,^)	2879 Limekiln Pike, Glenside, PA 19038	Repair and Maintenance	Term Loan	Prime plus	2.75%	11/30/2035	25.3	25.3	28.5	0.01%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	(#,^)	2320 2nd St., Albuquerque, NM 87107	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/2/2035	36.5	36.5	41.2	0.01%
Tanner Optical Inc. dba Murphy Eye Care	(#,^)	305 Shirley Ave, Douglas, GA 31533	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/22/2035	64.5	64.5	72.9	0.02%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 North Beach St., Haltom City, TX 76111	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/29/2024	12.0	12.0	12.3	—%
D & D's Divine Beauty School of Esther, LLC	(#,^)	5524 Germantown Ave, Philadelphia, PA 19144	Educational Services	Term Loan	Fixed	6%	8/1/2031	38.3	38.3	37.8	0.01%
Bliss Coffee and Wine Bar, LLC	(#)	1402-A Handlir Dr, Bel Air, MD 21015	Food Services and Drinking Places	Term Loan	Fixed	6%	11/30/2022	57.5	57.5	57.1	0.02%
1911 East Main Street Holdings, Corp	(#,^)	1911 East Main St., Endicott, NY 13760	Repair and Maintenance	Term Loan	Prime plus	2.75%	5/18/2032	8.8	8.8	9.9	—%
Water Works Laundromat, LLC	(#,^)	968-970 Bergen St., Newark, NJ 07104	Personal and Laundry Services	Term Loan	Prime plus	2.25%	9/7/2027	109.5	109.5	115.4	0.04%
Dave Kris, and MDK Ram Corp.	(#,^)	15 Elm Park, Groveland, MA 01930	Food and Beverage Stores	Term Loan	Prime plus	2.75%	2/5/2026	15.1	15.1	15.9	0.01%
Head To Toe Personalized Pampering, Inc.	(#,^)	2331 North State Rd 7, Lauderhill, FL 33313	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/27/2031	6.6	6.6	7.4	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Moonlight Multi Media Production, Inc.	(#,^)	2700 West Cypress Creek Rd, Fort Lauderdale, FL 33309	Other Information Services	Term Loan	Fixed	5.3%	2/1/2025	0.4	0.4	0.4	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	(#)	1912 Manhattan Ave, Harvey, LA 70058	Repair and Maintenance	Term Loan	Fixed	6%	8/26/2024	7.2	7.2	7.2	—%
Whirlwind Car Wash, Inc.	(#,^)	1370 Le Anne Marie Circle, Columbus, OH 43026	Repair and Maintenance	Term Loan	Prime plus	2%	4/9/2029	10.6	10.6	11.3	—%
Shuttle Car Wash, Inc. dba Shuttle Car Wash	(#,^)	745 Cheney Hwy, Ttitusville, FL 32780	Repair and Maintenance	Term Loan	Prime plus	2.25%	11/10/2028	8.0	8.0	8.6	—%
Min Hui Lin	(#,^)	1916 Broad St., Lanett, AL 36863	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/30/2028	11.2	11.2	12.0	—%
Auto Sales, Inc.	(#,^)	1925 State St., Hamden, CT 06417	Motor Vehicle and Parts Dealers	Term Loan	Fixed	6%	8/17/2023	2.2	2.2	2.2	—%
Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	(#)	3118 Bayshore Ave, Brigantine, NJ 08203	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	6%	9/14/2023	15.0	15.0	14.9	—%
Track Side Collision & Tire, Inc.	(#,^)	98-16 160 Ave, Ozone Park, NY 11414	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	6/16/2025	2.4	2.4	2.5	—%
Deesha Corporation, Inc. dba Best Inn & Suites	(#,^)	9225 Pkwy East, Birmingham, AL 35206	Accommodation	Term Loan	Prime plus	2.25%	2/14/2025	12.3	12.3	12.6	—%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	(#,^)	386 Winsted Rd, Torrington, CT 06790	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	3/13/2023	1.7	1.7	1.7	—%
Naseeb Corporation	(#,^)	1696 North Broad St., Meriden, CT 06450	Accommodation	Term Loan	Prime plus	2.25%	3/31/2024	10.7	10.7	10.9	—%
Stillwell Ave Prep School	(#,^)	1990 Stillwell Ave, Brooklyn, NY 11214	Social Assistance	Term Loan	Prime plus	2.75%	1/14/2023	5.7	5.7	5.8	—%
Alyssa Corp dba Knights Inn	(#,^)	1105 Columbus Pkwy, Opelika, AL 36801	Accommodation	Term Loan	Prime plus	2.25%	9/30/2023	24.9	24.9	25.3	0.01%
Bhailal Patel dba New Falls Motel	(#,^)	201 Lincoln Hwy, Fairless Hills, PA 19030	Accommodation	Term Loan	Prime plus	2.75%	3/27/2023	0.4	0.4	0.4	—%
Pegasus Automotive, Inc.	(#,^)	3981 Hylan Blvd, Staten Island, NY 10308	Gasoline Stations	Term Loan	Prime plus	2.75%	12/23/2022	1.0	1.0	1.0	—%
Total SBA Unguaranteed Accrual Investments								$377,844.5	$377,844.5	$393,910.1	127.36%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

D & D Optics Inc dba Sterling Optical	(*,#,^)	1487 East LaSalle Dr, Bismark, ND 58503	Ambulatory Health Care Services	Term Loan	Prime plus	0.00%	12/21/2028	$41.1	$41.1	$20.0	0.01%
Edge Studios Inc Radiant Yoga LLC	(*,#,^)	448 Howe Ave, Sacramento, CA 95825	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	0.00%	11/1/2027	49.1	49.1	47.9	0.02%
3SIXO Motorsports LLC dba 3SIXO Motorsports Shop	(*,#,^)	217 W Main St., Centralia, WA 98531	Motor Vehicle and Parts Dealers	Term Loan	Fixed	7.75%	1/6/2029	94.6	94.6	48.0	0.02%
ABC Sandblasting, LLC	(*,#,^)	14029 56th St. NW, Williston, ND 58801	Specialty Trade Contractors	Term Loan	Prime plus	0.00%	10/31/2029	145.0	145.0	26.2	0.01%
Acton Hardware LLC and Mark Allgood & Jamie Allgood	(*,#)	31814 Crown Valley Rd, Acton, CA 93510	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Fixed	8.00%	3/24/2041	117.1	117.1	39.3	0.01%
Advance Case Parts RE Holdings LLC and Advance Case Parts Inc	(*,#)	12485-12489 NW 44th St., Coral Springs, FL 33071	Repair and Maintenance	Term Loan	Fixed	7.75%	3/31/2040	318.3	318.3	12.1	0.00%
Albas Bar & Grill LLC	(*,#,^)	221 Self Main St., Homer City, PA 15748	Food Services and Drinking Places	Term Loan	Fixed	6.00%	10/13/2042	43.9	43.9	7.7	0.00%
Alive Design, LLC	(*,#)	1906 NE 23 rd Ave, Cape Coral, FL 33909	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/13/2027	8.7	8.7	8.3	0.00%
All Printing Solutions, Inc. dba Pryntcomm	(*,#)	303 E. Sioux Ave., Pierre, SD 57501	Printing and Related Support Activities	Term Loan	Fixed	7.75%	6/27/2041	491.8	491.8	81.6	0.03%
Amboy Group, LLC dba Tommy Moloney's	(*,#)	1 Amboy Ave, Woodbridge, NJ 07095	Food Manufacturing	Term Loan	Fixed	7.00%	6/14/2024	1,458.1	1,458.1	1,292.6	0.42%
Anderson Companies LLC	(*,#,^)	3015 S White Horse Pike, Hammonton, NJ 08037	Administrative and Support Services	Term Loan	Prime plus	0.00%	6/28/2044	191.8	191.8	184.5	0.06%
Anglin Cultured Stone Products LLC	(*,#,^)	877 Salem Church Rd, Newark, DE 19702	Construction of Buildings	Term Loan	Fixed	8.25%	12/27/2042	630.5	630.5	170.7	0.06%
Anglin Cultured Stone Products LLC dba Anglin Construction	(*,#)	877 Salem Church Rd, Newark, DE 19702	Specialty Trade Contractors	Term Loan	Fixed	8.25%	6/30/2025	185.8	185.8	158.2	0.05%
Anurag, LLC dba Oakwood Package Store	(*,#,^)	191-195 Oakwood Ave, West Hartford, CT 06107	Food and Beverage Stores	Term Loan	Prime plus	0.00%	6/6/2043	127.6	127.6	61.4	0.02%
Apple Tree NC Inc dba Williams Farm & Garden Center	(*,#)	109 Barkside Lane, New Bern, NC 28562	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	0.00%	7/28/2041	316.1	316.1	301.3	0.10%
Arclay ,LLC	(*,#,^)	49 Geyser Rd Ste 100, Saratoga Springs, NY 12866	Nonmetallic Mineral Product Manufacturing	Term Loan	Fixed	8.00%	5/5/2030	137.1	137.1	37.6	0.01%
Auto Shine Carwash Inc and AKM R. Hossain and Jessica F. Masud	(*,#)	2646 South Rd, Poughkeepsie, NY 12601	Gasoline Stations	Term Loan	Fixed	7.75%	9/26/2024	15.7	15.7	15.5	0.01%
AWA Fabrication & Construction, L.L.C.	(*,#)	811 Country Rd #99, Headland, AL 36345	Fabricated Metal Product Manufacturing	Term Loan	Fixed	6.00%	4/30/2025	34.4	34.4	1.6	0.00%
B for Blonde, LLC dba Blo Blow Dry Bar	(*,#)	142 East 49th St., New York, NY 10017	Personal and Laundry Services	Term Loan	Fixed	6.00%	2/12/2026	39.7	39.7	37.8	0.01%
B for Brunette dba Blo	(*,#,^)	50 Glen Cove Rd, Greenvale, NY 11548	Personal and Laundry Services	Term Loan	Fixed	6.00%	9/10/2023	20.5	20.5	19.5	0.01%
D for Dream LLC dba Blo Blow Dry Bar Inc	(*,#,^)	460 East 3rd Ave, New York, NY 10016	Personal and Laundry Services	Term Loan	Fixed	6.00%	5/13/2029	66.7	66.7	31.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

B&B Fitness and Barbell, Inc. dba Elevations Health Club	(*,#)	Route 611 North, Scotrun, PA 18355	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	6.00%	6/22/2035	1,385.8	1,385.8	179.7	0.06%
B&C Texas Leasing Inc and M&W Hot Oil, Inc.	(*,#,^)	8124 Sprague Rd, Odessa, TX 73764	Support Activities for Mining	Term Loan	Prime plus	2.75%	3/30/2028	748.3	748.3	169.3	0.05%
B&C Texas Leasing Inc.,M & W Hot Oill, Inc	(*,#,^)	8124 Sprague Rd, Odessa, TX 79764	Support Activities for Mining	Term Loan	Prime plus	2.75%	3/30/2043	256.1	256.1	247.0	0.08%
B4 Fitness LLC dba The Zoo Health Club	(*,#)	4 Beehive Dr, Epping, NH 03042	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	8.25%	9/23/2026	12.3	12.3	11.1	0.00%
Baker Sales, Inc. d/b/a Baker Sales, Inc.	(*,#)	60207 Camp Villere Rd, Slidell, LA 70460	Nonstore Retailers	Term Loan	Fixed	6.00%	3/29/2036	177.4	177.4	91.2	0.03%
Band Sawn Lumber,LLC and Nathan Ryan Adams	(*,#,^)	1873 State Hwy 29, Johnstown, NY 12095	Wood Product Manufacturing	Term Loan	Fixed	7.75%	5/15/2042	90.0	90.0	24.4	0.01%
Baobab Asset Management LLC	(*,#,^)	2 Greenwich Office Park, Ste 260, Greenwich, CT 06831	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	0.00%	6/28/2029	42.1	42.1	41.1	0.01%
BB Services, LLC	(*,#,^)	580 39 Rd, Palisade, CO 81526	Truck Transportation	Term Loan	Prime plus	0.00%	6/27/2029	95.1	95.1	92.3	0.03%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	(*,#,^)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	Prime plus	2.75%	8/12/2041	1,608.1	1,608.1	123.4	0.04%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	(*,#)	3510 Bear Creek Rd, Franklinville, NY 14737	Accommodation	Term Loan	Fixed	7.25%	12/30/2024	85.4	85.4	82.4	0.03%
Bebos Inc dba Pizza Hut & Sunoco	(*,#)	2003 West 5th St., Clifton, TX 76634	Gasoline Stations	Term Loan	Fixed	7.75%	3/28/2028	126.6	126.6	4.7	0.00%
Bev's Sweets LLC	(*,#,^)	3778 Hwy 254, Cleveland, GA 30528	Administrative and Support Services	Term Loan	Fixed	6.00%	9/30/2044	210.5	210.5	177.7	0.06%
Big Picture Group LLC	(*,#,^)	935 N La Jolla, Los Angeles, CA 90046	Professional, Scientific, and Technical Services	Term Loan	Prime plus	0.00%	12/12/2027	286.8	286.8	276.6	0.09%
Big Picture Group LLC	(*,#,^)	935 N La Jolla, Los Angeles, CA 90046	Professional, Scientific, and Technical Services	Term Loan	Prime plus	0.00%	6/28/2029	132.1	132.1	127.4	0.04%
Bloomquist Communications Inc.	(*,#)	131 East Trinity Place, Decatur, GA 30030	Professional, Scientific, and Technical Services	Term Loan	Prime plus	0.00%	10/31/2026	36.5	36.5	35.6	0.01%
Bone Bar & Grill LLC	(*,#)	3547 &3551 Philipsburg Bigler Hwy, West Decatur, PA 16878	Food Services and Drinking Places	Term Loan	Fixed	7.00%	6/30/2042	34.7	34.7	18.1	0.01%
Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	(*,#)	201 Highland Ave, East Syracuse, NY 13057	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	8.25%	3/13/2039	201.2	201.2	191.7	0.06%
Brandywine Picnic Park, Inc. and B.Ross Capps & Linda Capps	(*,#)	690 South Creek Rd, West Chester, PA 19382	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	8.25%	3/30/2031	145.7	145.7	143.9	0.05%
Calhoun Satellite Communications, Inc.	(*,#)	1914 Tigertail Blvd, Dania Beach, FL 33004	Telecommunications	Term Loan	Fixed	7.00%	12/2/2026	333.8	333.8	239.1	0.08%
Capital Containers LLC	(*,#,^)	7610 Auburn Blvd #4B, Citrus Heights, CA 95610	Truck Transportation	Term Loan	Prime plus	0.00%	12/15/2027	10.4	10.4	10.2	0.00%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	(*,#)	320 Fair St., Kutztown, PA 19530	Transit and Ground Passenger Transportation	Term Loan	Fixed	7.50%	9/30/2027	366.2	366.2	132.9	0.04%
Central Medical Clinic, PLLC- Clinica Central	(*,#)	393 North Dunlap St. Ste LL26, LL34, LL38, St. Paul, MN 55104	Ambulatory Health Care Services	Term Loan	Fixed	8.25%	6/7/2029	13.2	13.2	12.9	0.00%
Chickamauga Properties, Inc., MSW Enterprises, LLP	(*,#)	214 Sutherland Way, Rocky Face, GA 30740	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	6.25%	12/22/2035	59.0	59.0	57.6	0.02%
Children First Home Health Care Inc	(*,#,^)	1220 Broadcasting Rd Ste 202, Wyomissing, PA 19610	Ambulatory Health Care Services	Term Loan	Fixed	7.50%	12/27/2028	282.4	282.4	57.5	0.02%
CIS BIG DOG, LLC	(*,#,^)	8920 US HWY, 62 WEST, Cynthiana, KY 41031	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/19/2027	46.7	46.7	44.5	0.01%
Clark Realty LLC	(*,#)	4 Walker Way, Albany, NY 12205	Real Estate	Term Loan	Fixed	8.00%	8/29/2041	73.3	73.3	30.5	0.01%
Cleland Pharmacy LLC	(*,#,^)	202 S First St., Wakeeney, KS 67672	Health and Personal Care Stores	Term Loan	Prime plus	0.00%	3/28/2029	18.8	18.8	11.9	0.00%
Royal Blue Investments, Inc. and Cleland Pharmacy LLC	(*,#,^)	202 S. 1st St., Wakeeny, KS 67672	Health and Personal Care Stores	Term Loan	Prime plus	0.00%	7/31/2042	49.3	49.3	47.6	0.02%
Colts V LLC and Nowatzke Service Center, Inc dba Nowatzke Truck & Trai	(*,#)	6900 Whitmore Lake Rd, Whitmore Lake, MI 48189	Repair and Maintenance	Term Loan	Fixed	6.75%	9/26/2039	553.3	553.3	411.1	0.13%
Commonwealth Diagnostics International, Inc	(*,#,^)	39 Norman St. a/k/a 1 Holyoke Square, Salem, MA 01970	Professional, Scientific, and Technical Services	Term Loan	Prime plus	0.00%	9/20/2027	951.0	951.0	906.3	0.29%
Conference Services International ETC LLC	(*,#,^)	4802 West Van Buren St., Phoenix, AZ 85007	Administrative and Support Services	Term Loan	Fixed	8.00%	8/14/2028	517.4	517.4	8.8	0.00%
Custom Software, Inc. a Colorado Corporation dba M-33 Access	(*,#)	380 E. Borden Rd, Rose City, MI 48654	Professional, Scientific, and Technical Services	Term Loan	Fixed	6.25%	11/30/2024	177.4	177.4	75.2	0.02%
CZAR Industries, Inc.	(*,#,^)	1424 Heath Ave, Ewing, NJ 08638	Machinery Manufacturing	Term Loan	Fixed	8.25%	12/19/2027	141.3	141.3	54.3	0.02%
D&G Capital LLC dba Miami Grill 277	(*,#)	2521 North Federal Hwy, Unit C, Boca Raton, FL 33431	Food Services and Drinking Places	Term Loan	Fixed	6.50%	12/16/2025	42.7	42.7	10.7	0.00%
D.A.F.S Transport, LLC	(*,#,^)	207 S. Teresa St., Monahans, TX 79756	Truck Transportation	Term Loan	Prime plus	0.00%	12/21/2028	560.6	560.6	540.7	0.17%
Darnoc Enterprises Inc, Setira Paul Inc dba Conrad's Famous Bakery, In	(*,#,^)	299 Utica Ave, Brooklyn, NY 11203	Food Manufacturing	Term Loan	Prime plus	0.00%	6/27/2043	337.0	337.0	321.1	0.10%
Dean 1021 LLC dba Pure Pita	(*,#,^)	106 Central Ave, Westfield, NJ 07090	Food Services and Drinking Places	Term Loan	Prime plus	0.00%	4/29/2025	37.1	37.1	24.0	0.01%
Dependable Lawn Care, Inc.	(*,#,^)	2320 138TH ST, Blue Island, IL 60406	Administrative and Support Services	Term Loan	Prime plus	0.00%	3/21/2029	461.9	461.9	223.3	0.07%
Dependable Lawn Care, Inc.	(*,#,^)	2320 138th St., Blue Island, IL 60406	Administrative and Support Services	Term Loan	Prime plus	0.00%	3/21/2044	185.7	185.7	108.8	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Destination Hope, Inc, TrilogyTreatment & Wellness Center, Inc, The Ac	(*,#)	6555 NW 9th Ave, Fort Lauderdale, FL 33309	Ambulatory Health Care Services	Term Loan	Prime plus	0.00%	12/30/2029	24.3	24.3	24.0	0.01%
DG Business Solutions, Inc	(*,#,^)	11008 Rene St., Lenexa, KS 66215	Professional, Scientific, and Technical Services	Term Loan	Prime plus	0.00%	9/30/2029	200.8	200.8	191.3	0.06%
Dixie Transport, Inc. & Johnny D. Brown & Jimmy Brown & Maudain Brown	(*,#,^)	2685 US Hwy 41, Calhoun, GA 30701	Support Activities for Transportation	Term Loan	Fixed	5.25%	12/28/2035	1,316.8	1,316.8	622.9	0.20%
Doxa Deo Inc dba Luv 2 Play	(*,#)	1600 Village Market Blvd, Leesburg, VA 20175	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	8.25%	2/28/2026	80.6	80.6	78.7	0.03%
Driven Warehouse/Distribution LLC	(*,#)	271 East North Ave, Glendale, IL 60139	Truck Transportation	Term Loan	Fixed	8.00%	12/22/2027	726.2	726.2	328.0	0.11%
Dynamic Dental Corporation	(*,#,^)	3760 NW 126th Ave, Coral Springs, FL 33065	Merchant Wholesalers, Durable Goods	Term Loan	Fixed	7.50%	5/31/2029	60.4	60.4	59.0	0.02%
E & I Holdings, LP & PA Farm Products, LLC	(*,#)	1095 Mt Airy Rd, Stevens, PA 17578	Food Manufacturing	Term Loan	Fixed	6.00%	4/30/2030	4,705.7	4,705.7	3,495.2	1.13%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	(*,#,^)	4401 N I-35 #113, Denton, TX 76207	Truck Transportation	Term Loan	Prime plus	0.00%	3/31/2024	155.4	155.4	21.0	0.01%
Earth First Recycling, LLC and 191 Clark Road, LLC	(*,#,^)	400 Island Park Rd, Easton, PA 18040	Merchant Wholesalers, Durable Goods	Term Loan	Fixed	8.00%	6/5/2027	338.0	338.0	311.1	0.10%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	(*,#,^)	11949 Borden Ave, San Fernando, CA 91340	Specialty Trade Contractors	Term Loan	Fixed	8.25%	12/31/2022	43.9	43.9	—	0.00%
Ericon, Inc.	(*,#)	740 Davenport Ave, Fremont, NE 68025	Gasoline Stations	Term Loan	Fixed	8.25%	12/1/2041	705.6	705.6	570.4	0.18%
ERT Group Inc and Curt's Tools Inspection Inc	(*,#)	5229 142nd Dr. NW, Williston, ND 58801	Support Activities for Mining	Term Loan	Fixed	6.00%	3/18/2041	694.9	694.9	390.6	0.13%
Evergreen Pallet LLC and Evergreen Recycle LLC	(*,#)	302 W 53rd St N., Wichita, KS 67204	Wood Product Manufacturing	Term Loan	Fixed	7.25%	3/16/2026	835.5	835.5	282.6	0.09%
Magill Truck Line LLC and Jeff J. Ralls	(*,#)	211 West 53rd St. N., Park City, KS 67204	Truck Transportation	Term Loan	Fixed	7.25%	2/23/2026	176.5	176.5	32.9	0.01%
Evernook Valley Milk LLC	(*,#,^)	7448 Emmerson Rd, Everson, WA 98247	Animal Production and Aquaculture	Term Loan	Fixed	7.50%	8/31/2042	637.5	637.5	452.2	0.15%
Excel RP Inc	(*,#,^)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	Fixed	8.25%	8/30/2023	66.8	66.8	66.0	0.02%
Excel RP Inc	(*,#)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	Fixed	8.25%	3/25/2026	95.2	95.2	24.3	0.01%
Excel RP, Inc./Kevin and Joann Foley	(*,#)	6531 Park Ave, Allen Park, MI 48101	Machinery Manufacturing	Term Loan	Fixed	8.25%	7/8/2028	32.4	32.4	32.1	0.01%
Florida Apnea Diagnostics LLC	(*,#,^)	2664 Cypress Ridge Blvd Ste. 101 & 102 A, Wesley Chapel, FL 33544	Ambulatory Health Care Services	Term Loan	Fixed	8.25%	10/20/2027	134.2	134.2	34.7	0.01%
Flower City Customs Inc.	(*,#,^)	1805 Tebor Rd, Unit 4, Webster, NY 14580	Repair and Maintenance	Term Loan	Prime plus	0.00%	12/17/2030	10.0	10.0	9.6	0.00%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Four Seasons Laser Center Inc.	(*,#,^)	4720 NW 2nd Ave Unit D-104 and Unit D-105, Boca Raton, FL 33498	Personal and Laundry Services	Term Loan	Prime plus	0.00%	6/26/2042	208.4	208.4	189.4	0.06%
Four Seasons Laser Center Inc.	(*,#,^)	4720 NW 2nd Ave Unit D104 and Unit D-105, Boca Raton, FL 33498	Personal and Laundry Services	Term Loan	Prime plus	0.00%	3/28/2029	12.2	12.2	—	0.00%
Freedom Enterprises, Inc	(*,#)	2431 14th Ave SE, Watertown, SD 57201	Truck Transportation	Term Loan	Prime plus	0.00%	12/20/2029	290.0	290.0	211.5	0.07%
Freedom Enterprises, Inc - New RE company to be formed	(*,#)	2431 14th Ave SE, Watertown, SD 57201	Truck Transportation	Term Loan	Prime plus	0.00%	12/20/2044	203.3	203.3	193.8	0.06%
Frontier Sand LLC	(*,#,^)	305 Country Hwy AA, New Auburn, WI 54757	Mining (except Oil and Gas)	Term Loan	Fixed	8.25%	11/30/2027	463.6	463.6	239.7	0.08%
GEM2K, LLC dba Precision Precast Group	(*,#,^)	4150 E Magnolia St., Phoenix, AZ 85034	Miscellaneous Manufacturing	Term Loan	Fixed	8.25%	5/19/2027	140.4	140.4	59.2	0.02%
Grand Manor Realty, Inc. & Kevin LaRoe	(*,#)	318 S. Halsted St., Chicago, IL 60661	Real Estate	Term Loan	Fixed	6.00%	2/20/2023	19.0	19.0	18.5	0.01%
Greensboro Plastic Surgical Associates, PA	(*,#,^)	2716 Henry St., Greensboro, NC 27405	Ambulatory Health Care Services	Term Loan	Fixed	6.00%	6/29/2042	535.0	535.0	501.4	0.16%
GT Performance Plus Inc	(*,#,^)	4210 College St., Beaumont, TX 77707	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	0.00%	6/11/2044	96.3	96.3	92.9	0.03%
GT Performance Plus Inc	(*,#,^)	4210 College St., Beaumont, TX 77707	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	0.00%	6/11/2029	66.8	66.8	64.4	0.02%
H.M.C, Incorporated	(*,#,^)	7190 Oakland Mills Rd Ste 10, Columbia, MD 21046	Furniture and Related Product Manufacturing	Term Loan	Fixed	8.25%	7/3/2028	183.8	183.8	53.2	0.02%
Hackensack Steel Corporation and Luzerne Ironworks Inc	(*,#,^)	300 Sly St., Swoyersville, PA 18709	Specialty Trade Contractors	Term Loan	Fixed	6.00%	11/10/2026	170.1	170.1	166.1	0.05%
Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc. d	(*,#,^)	34 35th St., Brooklyn, NY 11232	Food Manufacturing	Term Loan	Fixed	6.00%	12/14/2027	77.2	77.2	28.4	0.01%
HDD Solutions, LLC	(*,#)	6550 Progress Pkwy, Cedar Hill, MO 63016	Heavy and Civil Engineering Construction	Term Loan	Fixed	8.25%	12/31/2028	552.8	552.8	371.7	0.12%
HG Ventures, Inc. dba Diamond Head Trucking	(*,#,^)	100 Phoenix Dr, Finleyville, PA 15332	Truck Transportation	Term Loan	Fixed	7.50%	6/29/2030	794.6	794.6	86.1	0.03%
Humd, LLC dba La Rosa Chicken and Grill	(*,#)	3111 N. University Dr, Coral Springs, FL 33065	Food Services and Drinking Places	Term Loan	Prime plus	0.00%	1/31/2030	124.6	124.6	121.6	0.04%
iFood, Inc. dba Steak N Shake	(*,#,^)	2840 E Millbrook Rd, Raleigh, NC 27604	Food Services and Drinking Places	Term Loan	Prime plus	0.00%	6/30/2039	541.9	541.9	516.4	0.17%
iFood, Inc. dba Steak N Shake	(*,#,^)	5900 Duraleigh Rd, Raleigh, NC 27612	Food Services and Drinking Places	Term Loan	Prime plus	0.00%	7/31/2024	148.5	148.5	141.5	0.05%
IHC Hardware Inc.	(*,#,^)	614 Broad St., Story City, IA 50248	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Fixed	6.00%	12/6/2042	95.1	95.1	61.1	0.02%
Insight Vision Care, PC, CRMOD Lubbock, P.C.,Vielm Vision Eyecare Inc	(*,#,^)	4899 Griggs Rd, Houston, TX 77021	Ambulatory Health Care Services	Term Loan	Fixed	7.75%	12/27/2043	967.7	967.7	217.5	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Iredell Oral & Facial Surgery, P.C. dba Johnson Oral Surgery	(*,#,^)	229 Medical Park Rd, Ste 310, Mooresville, NC 28117	Ambulatory Health Care Services	Term Loan	Fixed	6.00%	3/29/2044	820.8	820.8	668.3	0.22%
J&K Fitness, LLC dba Physiques Womens Fitness Center	(*,#)	2505 Verot School Rd, Lafayette, LA 70508	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	8.00%	6/8/2036	14.6	14.6	14.3	0.00%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(*,#)	640 Dubois St., Du Bois, PA 15801	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Fixed	6.00%	11/10/2026	33.1	33.1	32.3	0.01%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(*,#)	640 Dubois St., Dubois, PA 15801	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Fixed	6.00%	11/10/2041	426.4	426.4	416.3	0.13%
Japp Business Inc dba Pick and Eat and Japp Drink Corp.	(*,#)	4179 Broadway, New York, NY 10033	Food Services and Drinking Places	Term Loan	Prime plus	0.00%	11/30/2025	72.3	72.3	42.8	0.01%
Jay Carlton's, LLC dba Jay Birds Rotisserie & Grill	(*,#,^)	24480 W 10 Mile RD, Southfield, MI 48033	Food Services and Drinking Places	Term Loan	Fixed	6.00%	1/4/2029	34.8	34.8	25.7	0.01%
Jessie's Radiator and Automotive	(*,#,^)	1777 N Ventura Ave, Ventura, CA 93001	Repair and Maintenance	Term Loan	Prime plus	0.00%	10/31/2029	14.7	14.7	14.3	0.00%
JMD Aviation Holdings, LLC	(*,#,^)	8050 North West 90th St., Medley, FL 33166	Rental and Leasing Services	Term Loan	Prime plus	0.00%	12/15/2027	397.5	397.5	388.1	0.13%
Johnny's Boy LLC	(*,#,^)	127 East King St., Martinsburg, WV 25401	Food Services and Drinking Places	Term Loan	Prime plus	0.00%	6/7/2044	97.3	97.3	92.7	0.03%
Kantz LLC and Kantz Auto LLC dba Kantz's Hometown Auto	(*,#)	200 West Adams St, Cochranton, PA 16314	Motor Vehicle and Parts Dealers	Term Loan	Fixed	6.25%	10/29/2039	11.1	11.1	1.4	0.00%
Kids at Heart,LLC dba Monster Mini Golf	(*,#)	10 Newbury St., Danvers, MA 01923	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	6.75%	9/22/2026	17.8	17.8	16.5	0.01%
Kidtastic LLC dba The Little Gym of Audubon	(*,#)	2850 Audubon Dr, Audubon, PA 19403	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	8.25%	7/27/2026	44.9	44.9	44.3	0.01%
Kostekos Inc dba New York Style Pizza	(*,#)	10 South King St., Gloucester, NJ 08030	Food Services and Drinking Places	Term Loan	Fixed	8.00%	2/6/2040	34.8	34.8	17.7	0.01%
LA Diner Inc dba Loukas L A Diner	(*,#)	3205 Route 22 East, Branchburg, NJ 08876	Food Services and Drinking Places	Term Loan	Fixed	7.25%	9/28/2037	92.8	92.8	63.5	0.02%
LAN Doctors Inc	(*,#)	14 Pierson Court, Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	Fixed	8.25%	8/28/2025	52.6	52.6	50.7	0.02%
LAN Doctors Inc	(*,#)	14 Pierson Court, Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	Fixed	8.25%	3/16/2026	43.4	43.4	41.9	0.01%
Legacy Roof Contractors LLC	(*,#,^)	32091 Broken Branch Circle, Spanish Fort, AL 36527	Specialty Trade Contractors	Term Loan	Fixed	6.00%	2/28/2044	294.0	294.0	192.9	0.06%
Linqserv Inc.	(*,#,^)	1555 Lyell Ave, Rochester, NY 14606	Transit and Ground Passenger Transportation	Term Loan	Fixed	7.50%	11/9/2027	261.2	261.2	15.9	0.01%
Luv 2 Play Nor Cal, LLC	(*,#,^)	82 Clarksville Rd, Folsom, CA 95682	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	0.00%	9/25/2029	101.8	101.8	67.0	0.02%
Luv 2 Play Nor Cal, LLC dba Luv 2 Play	(*,#)	82 Clarksville Rd, Folsom, CA 95630	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	0.00%	9/27/2026	34.4	34.4	33.6	0.01%
Luv 2 Play Temecula, LLC	(*,#)	26469 Ynez Rd, Temecula, CA 92591	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	0.00%	8/15/2026	33.4	33.4	32.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Malhame & Company Publishers & Importers Inc.	(*,#,^)	180 Orville Rd, Bohemia, NY 11780	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	0.00%	6/29/2027	63.7	63.7	61.4	0.02%
Mariam Diner Inc dba Country Kitchen Restaurant	(*,#)	17393 Main St., Hesperia, CA 92345	Food Services and Drinking Places	Term Loan	Fixed	8.00%	3/18/2026	42.8	42.8	3.8	0.00%
Marlin Lighting LLC	(*,#,^)	7207 B Lockport Pl, Lorton, VA 22079	Specialty Trade Contractors	Term Loan	Fixed	6.00%	12/19/2028	80.2	80.2	78.3	0.03%
Matchless Transportation LLC dba First Class Limo	(*,#)	31525 Aurora Rd # 5, Solon, OH 44139	Transit and Ground Passenger Transportation	Term Loan	Fixed	6.25%	5/31/2020	118.8	118.8	26.8	0.01%
Medeiros Holdings Inc dba Outdoor Lighting Perspectives of the Triad	(*,#)	780 S Peace Haven Rd, Winston Salem, NC 27103	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Fixed	7.00%	11/25/2025	10.5	10.5	6.6	0.00%
MIT LLC	(*,#,^)	11 North Peach ST., Medford, OR 97504	Publishing Industries (except Internet)	Term Loan	Prime plus	2.75%	3/31/2042	84.9	84.9	68.8	0.02%
Mojo Brands Media, LLC	(*,#)	3260 University Blvd., Ste 100, Winter Park, FL 32792	Broadcasting (except Internet)	Term Loan	Fixed	6.00%	8/28/2023	673.2	673.2	114.5	0.04%
Moon Landscaping, Inc, Moon Group, Inc moon Nursery, Inc, Moon Site Ma	(*,#,^)	145 Moon Rd, Chesapeake City, MD 21915	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	6/27/2029	1,083.3	1,083.3	961.9	0.31%
Morris Glass and Construction Inc	(*,#)	40058 Hwy 30, Astoria, OR 97103	Specialty Trade Contractors	Term Loan	Fixed	15.00%	10/1/2023	319.6	319.6	145.9	0.05%
Mr. Lube, Inc	(*,#,^)	721 E Westpoint Dr., Wasilla, AK 99654	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/22/2043	654.6	654.6	623.7	0.20%
Mr. Lube, Inc.	(*,#,^)	721 E. West Point Dr, Wasilla, AK 99654	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/22/2028	516.8	516.8	69.3	0.02%
Murf & Sons LLC	(*,#,^)	3821 Pleasant Hill Rd, Store #B-107, Kissimmee, FL 34746	Food Services and Drinking Places	Term Loan	Fixed	6.00%	11/16/2027	44.9	44.9	43.9	0.01%
N Transport LLC	(*,#,^)	5348 W Brown Ave, Fresno, CA 93722	Truck Transportation	Term Loan	Fixed	8.00%	11/20/2027	365.8	365.8	31.8	0.01%
National Dredging Services of North Florida, Inc.	(*,#,^)	1537 Northwest Main Blvd., Lake City, FL 32055	Repair and Maintenance	Term Loan	Prime plus	0.00%	6/27/2028	40.1	40.1	38.3	0.01%
National Dredging Services of North Florida, Inc.	(*,#,^)	1537 Northwest Main Blvd., Lake City, FL 32055	Repair and Maintenance	Term Loan	Prime plus	0.00%	6/27/2043	27.2	27.2	26.0	0.01%
Olsen Bros. Transportation, Inc. & Golden Spike Leasing, LLC	(*,#,^)	2520 Pennsylvania Ave, Ogden, UT 84401	Truck Transportation	Term Loan	Fixed	8.25%	6/20/2028	505.7	505.7	31.2	0.01%
Panther Ironworks and Rigging Solutions LLC	(*,#)	1028 Washburn Switch Rd, Shelby, NC 28150	Specialty Trade Contractors	Term Loan	Fixed	6.00%	11/10/2026	112.7	112.7	83.1	0.03%
Paragon Fabricators Inc, Paragon Field Services, Inc and Paragon Globa	(*,#)	412 and 500 Main St., La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	Fixed	7.00%	9/28/2026	558.1	558.1	28.3	0.01%
Paragon Global, LLC and Paragon Fabricators Inc and Paragon Field Serv	(*,#)	412 and 500 Main St., La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	Fixed	7.00%	9/28/2041	110.1	110.1	30.0	0.01%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC dba Econo	(*,#,^)	421 S. Oak St., Pecos, TX 79772	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	0.00%	3/27/2042	388.0	388.0	369.7	0.12%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Pecos Entertainment LLC dba State Theater	(*,#,^)	421 South Oak St, Pecos, TX 79772	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	0.00%	12/31/2029	123.4	123.4	120.5	0.04%
Pecos Inn LLC dba Econo Lodge	(*,#)	2207 W Third St., Pecos, TX 79772	Accommodation	Term Loan	Prime plus	0.00%	4/28/2041	621.9	621.9	592.7	0.19%
Peter K Lee MD, PC dba Atlanta Primary Care	(*,#,^)	211 Roberson Mill Rd, Milledgeville, GA 31061	Ambulatory Health Care Services	Term Loan	Fixed	8.25%	9/13/2043	859.6	859.6	785.3	0.25%
Peter K Lee MD, PC dba Atlanta Primary Care LLC	(*,#,^)	5 Ashford Way, Hawkinsville, GA 31061	Ambulatory Health Care Services	Term Loan	Fixed	8.25%	9/13/2028	381.0	381.0	372.0	0.12%
Picon Motors LLC dba The New Young's Motors	(*,#,^)	199-211 Central Ave, Orange, NJ 07080	Motor Vehicle and Parts Dealers	Term Loan	Fixed	6.00%	6/12/2029	213.8	213.8	102.9	0.03%
Play4Fun dba Luv 2 Play	(*,#,^)	13722 Jamboree Rd, Irvine, CA 92602	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	7.50%	3/7/2028	148.1	148.1	144.6	0.05%
Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand and	(*,#)	13851 S State HWY 34, Scurry, TX 75158	Specialty Trade Contractors	Term Loan	Fixed	8.25%	10/28/2025	431.8	431.8	160.7	0.05%
Prestige Construction of Florida, LLC	(*,#,^)	1404 Yorktown St. Ste E, Deland, FL 34944	Construction of Buildings	Term Loan	Fixed	6.00%	5/23/2042	105.1	105.1	101.3	0.03%
Providence Management Environmental, LLC, Tindol Energy Group, LLC	(*,#,^)	6570 W Hwy 67, Cleburne, TX 76033	Waste Management and Remediation Services	Term Loan	Fixed	6.00%	6/19/2029	70.0	70.0	68.3	0.02%
R & K Contracting Inc	(*,#)	3605 NW 31st Ave, Fort Lauderdale, FL 33309	Specialty Trade Contractors	Term Loan	Prime plus	0.00%	2/18/2026	8.3	8.3	8.1	0.00%
Ramjay Inc.	(*,#,^)	85 S. Bragg St. Ste 303, Alexandria, VA 22312	Transit and Ground Passenger Transportation	Term Loan	Fixed	8.25%	1/13/2027	322.0	322.0	99.4	0.03%
Recovery Boot Camp, LLC, Rule 62, Inc. and Healing Properties, LLC	(*,#,^)	85 SW 5th Ave, Delray Beach, FL 33444	Ambulatory Health Care Services	Term Loan	Fixed	7.75%	12/28/2028	104.8	104.8	0.5	0.00%
RG Productions LLC	(*,#,^)	2414 W Battlefield Ste H, Springfield, MO 65807	Rental and Leasing Services	Term Loan	Fixed	6.00%	3/28/2029	76.1	76.1	7.7	0.00%
Rich's Food Stores LLC dba Hwy 55 of Wallace	(*,#)	611 East Southerland St., Wallace, NC 28466	Food Services and Drinking Places	Term Loan	Fixed	8.25%	9/14/2026	99.3	99.3	41.6	0.01%
Rihahn Inc. dba RDBL, Inc	(*,#,^)	1397 McGuire Rd, Lamar, AR 72846	Forestry and Logging	Term Loan	Fixed	6.00%	9/14/2028	115.0	115.0	44.9	0.01%
RIHAHN INC dba RDBL, INC.	(*,#,^)	1397 McGuire Rd, Lamar, AR 72846	Forestry and Logging	Term Loan	Prime plus	0.00%	2/5/2029	5.4	5.4	—	0.00%
Route 130 SCPI Holdings LLC Route 130 SCPI Operations LLC	(*,#)	423-429 Route 156, Trenton, NJ 08620	Food Services and Drinking Places	Term Loan	Fixed	6.25%	9/30/2039	279.5	279.5	45.8	0.01%
RWBB LLC	(*,#,^)	4120 7th Ave, Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	Prime plus	0.00%	6/26/2044	74.3	74.3	49.0	0.02%
RWBB LLC	(*,#)	4120 7th Ave, Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	Prime plus	0.00%	12/19/2029	15.2	15.2	14.5	0.00%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(*,#)	726-740 South Fleming St., Sebastian, FL 32958	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	8.25%	11/23/2040	738.3	738.3	657.2	0.21%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(*,#,^)	726-740 South Fleming St., Sebastian, FL 32958	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	0.00%	12/24/2041	492.0	492.0	480.3	0.16%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Sanabi Investment, LLC dba Oscar's Moving and Storage	(*,#,^)	11421 N W 107th St., #13, Miami, FL 33178	Truck Transportation	Term Loan	Fixed	0.00%	3/5/2027	83.4	83.4	68.9	0.02%
Sandlot Ventures LLC and Sandbox Ventures LLC	(*,#,^)	1857A Elmdale Ave, Glenview, IL 60025	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	6.00%	9/25/2040	88.1	88.1	59.3	0.02%
Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	(*,#)	3822 State Route 3, Red Bud, IL 62278	Merchant Wholesalers, Nondurable Goods	Term Loan	Fixed	7.50%	2/10/2030	521.6	521.6	34.6	0.01%
Shining Star Kids, Inc. dba Brain Balance	(*,#,^)	17323 Ventura Blvd, Encino, CA 91316	Educational Services	Term Loan	Prime plus	0.00%	1/7/2029	77.2	77.2	73.6	0.02%
Shooter's Gun Club, LLC	(*,#,^)	2429 Iowa St. Stes B, C and D, Lawrence, KS 66046	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	0.00%	4/27/2030	169.9	169.9	136.0	0.04%
Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation	(*,#,^)	3031 Patrick St, Kissimmee, FL 34741	Air Transportation	Term Loan	Fixed	8.25%	12/12/2027	417.4	417.4	397.8	0.13%
Skyways LTD,Jet 60 LLC,Mendean Jonath, Inc,Jet AOG, Inc & Jonathan Men	(*,#,^)	426 15th St. NW, Huron, SD 57350	Support Activities for Transportation	Term Loan	Prime plus	0.00%	6/8/2043	365.3	365.3	348.1	0.11%
Skyways, LTD	(*,#,^)	350 15th St. NW, Huron, SD 57350	Support Activities for Transportation	Term Loan	Prime plus	0.00%	3/22/2029	740.7	740.7	217.3	0.07%
Sovereign Communications LLC	(*,#)	26 E 3 Mile Rd,, Sault Sainte Marie, MI 49783	Broadcasting (except Internet)	Term Loan	Fixed	6.75%	2/7/2024	627.4	627.4	113.6	0.04%
Space Express, LLC	(*,#,^)	2775 Burris Rd, Davie, FL 33314	Truck Transportation	Term Loan	Fixed	6.00%	3/12/2029	123.5	123.5	39.7	0.01%
Specialty Surgery Center, Inc.	(*,#,^)	5505 Peachtree Dunwoody Rd Stes 640,645, Atlanta, GA 30342	Ambulatory Health Care Services	Term Loan	Fixed	6.00%	6/28/2029	1,007.9	1,007.9	146.4	0.05%
SSI Refrigerated Express Inc. and Robert M Stallone	(*,#,^)	1001 E. Cooley Dr Ste 102, Colton, CA 92324	Truck Transportation	Term Loan	Prime plus	0.00%	11/17/2027	43.9	43.9	—	0.00%
SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	(*,#,^)	1001 E. Cooley Dr Ste 102, Colton, CA 92324	Truck Transportation	Term Loan	Prime plus	0.00%	2/28/2027	149.8	149.8	106.7	0.03%
Stat Constructor L.P	(*,#,^)	9573 US Hwy 220, Stoneville, NC 27048	Specialty Trade Contractors	Term Loan	Prime plus	0.00%	8/30/2028	88.1	88.1	83.9	0.03%
StillBasi Holdings, Inc. dba Buxton Auto Transport	(*,#,^)	9371 Jackson Rd, Sacramento, CA 95826	Truck Transportation	Term Loan	Fixed	6.00%	3/29/2029	263.6	263.6	227.2	0.07%
Suncrest Stone Products LLC	(*,#)	341 County Farm Rd, Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	Fixed	7.25%	8/29/2041	429.2	429.2	—	0.00%
Suncrest Stone Products LLC	(*,#)	341 County Farm Rd, Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	Fixed	7.50%	8/29/2026	529.5	529.5	99.9	0.03%
T and B Boots Inc dba Takken's Shoes	(*,#)	72 South Main St., Templeton, CA 93465	Clothing and Clothing Accessories Stores	Term Loan	Fixed	7.25%	12/7/2026	380.7	380.7	371.6	0.12%
Tarver-Henley Inc. and Tar-Hen LLC	(*,#,^)	2125 College Ave, Jackson, AL 36545	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Fixed	7.75%	6/21/2042	97.8	97.8	38.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

The Alba Financial Group, Inc.	(*,#)	1420 Spring Hill Rd, McLain, VA 22102	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Fixed	6.00%	3/10/2021	0.1	0.1	0.1	0.00%
The Country House Restaurant, LLC and Pelton Real Estate, LLC	(*,#,^)	677 US Route 7, Pittsford, VT 05763	Food Services and Drinking Places	Term Loan	Prime plus	0.00%	6/30/2042	47.3	47.3	42.7	0.01%
Victorian Restaurant and Tavern, LLC	(*,#,^)	226 Maple Ave, Cheshire, CT 06410	Food Services and Drinking Places	Term Loan	Fixed	8.25%	2/22/2042	80.0	80.0	64.0	0.02%
Video Vault & Tanning LLC and Mosaic Salon LLC	(*,#)	W7003 Parkview Dr, Ste A & B, Greenville, WI 54942	Rental and Leasing Services	Term Loan	Prime plus	0.00%	6/4/2040	59.9	59.9	58.5	0.02%
White Hawk Inc.	(*,#,^)	2101 Dr. Martin Luther King Jr. Blvd, Stockton, CA 95205	Truck Transportation	Term Loan	Fixed	8.25%	12/15/2026	917.5	917.5	59.1	0.02%
Wilban LLC	(*,#)	454 US Hwy 22, Whitehouse Station, NJ 08889	Food Services and Drinking Places	Term Loan	Fixed	7.50%	3/11/2026	9.0	9.0	8.7	0.00%
Wilban LLC	(*,#)	454 US Hwy 22, Whitehouse Station, NJ 08889	Food Services and Drinking Places	Term Loan	Fixed	7.25%	3/28/2039	238.6	238.6	80.5	0.03%
Zahmel Restaurant Suppliers Corp dba Cash & Carry;Zahners Hardware;Zan	(*,#,^)	33-51 11th St., Astoria, NY 11106	Merchant Wholesalers, Nondurable Goods	Term Loan	Fixed	8.25%	4/28/2027	75.8	75.8	72.2	0.02%
Zeeba Company, Inc dba Zeeba Rent-A-Van & 5 Star Rent- A-Van	(*,#,^)	3200 Wilshire Blvd Ste 1000, Los Angeles, CA 90010	Transit and Ground Passenger Transportation	Term Loan	Fixed	7.75%	9/27/2028	313.9	313.9	213.9	0.07%
Total Unguaranteed Non-Accrual SBA Investments								54,125.5	54,125.5	$30,506.8	9.86%

Total Unguaranteed SBA Investments								$431,970.0	$431,970.0	$424,416.9	137.22%

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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

3815 Media Inc.	3201 Peachtree Corners Circle, Peachtree Corners, GA 30092	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	12/30/2031	1,125.0	1,125.0	1,247.3	0.40%
Calderon Insurance Agency	5127 Franklin Blvd, #3, Sacramento, CA 95820	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	12/29/2046	543.5	543.5	616.8	0.20%
899 Toscanini LLC	899 Main St., Cambridge, MA 02139	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/9/2031	270.0	270.0	302.4	0.10%
Jones Roger Shermann Inn Inc.	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/4/2030	60.6	60.6	60.6	0.02%
Hackstaff Restaurants	248 W 1st. St. Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/15/2029	402.2	402.2	402.2	0.13%
Matrix Z LLC	800 SW 21st Terrace, Ft Lauderdale, FL 33312	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	6.50%	2/27/2029	10.2	10.2	10.2	—%

Rello Inc.	8063 Jericho Turnpike, Woodbury, NY 11797	Personal and Laundry Services	Term Loan	Prime plus	6.5%	4/17/2029	5.0	5.0	5.0	—%
2Choice2Friends LLC	901 W Braker Lane, Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus	6.5%	4/17/2029	10.3	10.3	10.3	—%
NYM Solutions Inc.	12150 SW 128th St. CT Ste 209, Miami, FL 33186	Insurance Carriers and Related Activities	Term Loan	Prime plus	6.5%	5/6/2029	10.4	10.4	10.4	—%
Clowers Trucking by Faith LLC	705 E Brookwood PL, Valdosta, GA 31601	Truck Transportation	Term Loan	Prime plus	6.5%	5/23/2029	10.6	10.6	10.6	—%
MCM Design LLC	5926 Vinings Vintage Way, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/23/2029	8.1	8.1	8.1	—%
Still Photography	195 Terrace Place, Apt. 2, Brooklyn, NY 11218	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/6/2029	10.5	10.5	10.5	—%
Archer Cleaners Inc.	1514 W. 33rd St., Chicago, IL 60608	Personal and Laundry Services	Term Loan	Prime plus	6.5%	6/10/2029	10.5	10.5	10.5	—%
Law Office of Paula Padilla PLLC	2211 E Highland Ave Ste 130, Phoenix, AZ 85016	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/13/2029	4.2	4.2	4.2	—%
Campuscuts LLC	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus	6.5%	6/21/2029	6.3	6.3	6.3	—%
Port Diesel LLC	3212 Alex Trask Dr, Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus	6.5%	6/21/2029	10.5	10.5	10.5	—%
Menshka Inc.	88 High St., Mountclair, NJ 07042	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	7/10/2029	10.5	10.5	10.5	—%
Lawrence Adeyemo & Co LLC	209-34 112 Ave, Queens Village, NY 11429	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	7/19/2029	8.5	8.5	8.5	—%
Gradstreet LLC	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Nonstore Retailers	Term Loan	Prime plus	6.5%	7/30/2029	6.1	6.1	6.1	—%
A&S Services LLC	3888 Lightner Rd, Vandalia, OH 45377	Food Services and Drinking Places	Term Loan	Prime plus	6.5%	8/7/2029	10.6	10.6	10.6	—%
Crystal Clear Accounting	34099 Tuscan Creek Way, Temecula, CA 92592	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	8/26/2029	2.8	2.8	2.8	—%
Doghouse Sport Fishing Charters Inc.	83413 Overseas Hwy, Islamorada, FL 33036	Scenic and Sightseeing Transportation	Term Loan	Prime plus	6.5%	8/30/2029	10.6	10.6	10.6	—%

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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Benevolent Family Services LLC	522 S Independence Blvd, Ste 201, Virginia Beach, VA 23452	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	3/15/2031	18.1	18.1	18.1	0.01%
INB Enterprise LLC	7761 Diamondback Dr, College Park, MD 20742	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	3/15/2031	18.1	18.1	18.1	0.01%
Blasco Tire	960 Memorial Dr, Griffin, GA 30223	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	6.5%	3/24/2031	18.0	18.0	18.0	0.01%
Stephanie Doty	82 Diggins Dr, Folsom, CA 95630	Insurance Carriers and Related Activities	Term Loan	Prime plus	6.5%	4/14/2031	10.7	10.7	10.7	—%
Lockett Trucking and Transport LLC	612 Colebridge Dr, Blacklick, OH 43004	Truck Transportation	Term Loan	Prime plus	6.5%	4/14/2031	18.1	18.1	18.1	0.01%
RV Solar LLC	3442 E Bulk Lane, Oak Creek, WI 53154	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	4/14/2031	18.1	18.1	18.1	0.01%
Foy Commerce LLC	1725 Park Lane S, Ste 2,, Jupiter, FL 33458	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/5/2031	18.2	18.2	18.2	0.01%
JERAGARDENS WEDDING RENTALS LLC	5842 South 1150 West, Ogden, UT 84405	Rental and Leasing Services	Term Loan	Prime plus	6.5%	7/20/2031	18.4	18.4	18.4	0.01%
Basha Home Improvements LLC	41 Van Houten Ave, Jersey City, NJ 07305	Construction of Buildings	Term Loan	Prime plus	6.5%	7/21/2031	7.5	7.5	7.5	—%
Tarun LLC DBA signature wine and liquor	325 South Limestone, Lexington, KY 40508	Food and Beverage Stores	Term Loan	Prime plus	6.5%	7/23/2031	18.4	18.4	18.4	0.01%
C4 Technologies Inc	171 C Ave, Ste C, Coronado, CA 92118	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	8/6/2031	18.5	18.5	18.5	0.01%
Dennis Hair Studio Inc.	1566 Union Turnpike, New Hyde Park, NY 11040	Personal and Laundry Services	Term Loan	Prime plus	6.5%	9/13/2031	18.6	18.6	18.6	0.01%
Asthma & Allergy Medical Care, P.C.	68 Nassau Rd, Huntington, NY 11743	PPP	Term Loan	Fixed	1.0%	5/4/2022	16.1	16.1	16.1	0.01%
Kore Surgical Inc	26636 Fond Du Lac Rd, Rancho Palos Verdes, CA 90275	PPP	Term Loan	Fixed	1.0%	5/5/2022	8.0	8.0	8.0	—%
Dental Designs of Fort Myers, LLC	3220 Forum Blvd, #104, Fort Myers, FL 33905	PPP	Term Loan	Fixed	1.0%	5/12/2022	34.8	34.8	34.8	0.01%
Child Welfare League of America Inc.	727 15th St NW, Ste 1200, Washington, DC 20005	PPP	Term Loan	Fixed	1.0%	5/13/2022	20.0	20.0	20.0	0.01%
Quality Pool Management	161 Rombout Rd, Poughkeepsie, NY 12603	PPP	Term Loan	Fixed	1.0%	5/13/2022	6.4	6.4	6.4	—%
CCG Advisors	817 W Peachtree St., Ste 205, Atlanta, GA 30308	PPP	Term Loan	Fixed	1.0%	5/19/2022	21.5	21.5	21.5	0.01%
Caveonix	7777 Leesburg Pike, Ste 303 South, Falls Church, VA 22043	PPP	Term Loan	Fixed	1.0%	5/20/2022	31.0	31.0	31.0	0.01%
Hamilton Technology Services	14115 West 59th Place, Arvada, CO 80004	PPP	Term Loan	Fixed	1.0%	5/21/2022	15.3	15.3	15.3	—%
North Carolina Baptist Foundation, Inc.	201 Convention Dr, Cary, NC 27511	PPP	Term Loan	Fixed	1.0%	5/21/2022	25.7	25.7	25.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Carrie Risatti	307 Montana Ave, #201, Santa Monica, CA 90403	PPP	Term Loan	Fixed	1.0%	5/21/2022	1.7	1.7	1.7	—%
Easy Content Media LLC	706 Van Nest Dr, Martinsville, NJ 08836	PPP	Term Loan	Fixed	1.0%	5/26/2022	5.8	5.8	5.8	—%
Jennie Kwon Designs	643 S Olive St, Los Angeles, CA 90014	PPP	Term Loan	Fixed	1.0%	5/26/2022	5.4	5.4	5.4	—%
Scalini's, Inc.	14485 Hopewell Rd, Alpharetta, GA 30004	PPP	Term Loan	Fixed	1.0%	5/27/2022	17.7	17.7	17.7	0.01%
Sports Academy Integrated Sports Medicine, LLC	1011 Rancho Conejo Blvd, Newbury Park, CA 91320	PPP	Term Loan	Fixed	1.0%	5/27/2022	31.4	31.4	31.4	0.01%
Frenchy's	1460 3rd St S, Jacksonville Beach, FL 32250	PPP	Term Loan	Fixed	1.0%	5/28/2022	8.6	8.6	8.6	—%
Yoga Connection of Pembroke Pines, Inc	12592 Pines Blvd, #103, Pembroke Pines, FL 33027	PPP	Term Loan	Fixed	1.0%	5/28/2022	2.3	2.3	2.3	—%
Shalik, Morris & Company, LLC	80 Crossways Park Dr W, Woodbury, NY 11797	PPP	Term Loan	Fixed	1.0%	5/29/2022	108.3	108.3	108.3	0.03%
Hawk Management LLC	2305 W Horizon Ridge Pkwy, #2024, Henderson, NV 89052	PPP	Term Loan	Fixed	1.0%	5/29/2022	1.8	1.8	1.8	—%
Special Events Staffing	1015 N Lake Ave, Ste 205, Pasadena, CA 91104	PPP	Term Loan	Fixed	1.0%	6/1/2022	54.6	54.6	54.6	0.02%
The On The Line Company, Inc	101 Arch St, Ste 225, Boston, MA 02110	PPP	Term Loan	Fixed	1.0%	6/1/2022	9.7	9.7	9.7	—%
Zola Electric Labs, Inc.	555 De Haro St, San Francisco, CA 94107	PPP	Term Loan	Fixed	1.0%	6/2/2022	50.0	50.0	50.0	0.02%
Wavecrest Sales LLC	501 NE Wavecrest Way, Boca Raton, FL 33432	PPP	Term Loan	Fixed	1.0%	6/2/2022	2.0	2.0	2.0	—%
Flynn Gallagher Associates LLC	1980 Festival Plaza Dr, Ste 770, Las Vegas, NV 89135	PPP	Term Loan	Fixed	1.0%	6/2/2022	0.3	0.3	0.3	—%
Princeton Van Service	92 north main St. bldg 4, WINDSOR, NJ 08561	PPP	Term Loan	Fixed	1.0%	6/3/2022	1.7	1.7	1.7	—%
Apache Behavioral Health Services, Inc.	249 W Ponderosa St, Whiteriver, AZ 85941	PPP	Term Loan	Fixed	1.0%	6/3/2022	241.1	241.1	241.1	0.08%
Unity Worldwide Ministries Eastern Region	800 Blanton Ave, Richmond, VA 23221	PPP	Term Loan	Fixed	1.0%	6/4/2022	0.8	0.8	0.8	—%
Amanda Lopez	23411 aliso viejo Pkwy, Aliso Viejo, CA 92656	PPP	Term Loan	Fixed	1.0%	6/4/2022	0.5	0.5	0.5	—%
YMCA of West San Gabriel Valley	401 East Corto St., Alhambra, CA 91801	PPP	Term Loan	Fixed	1.0%	6/5/2022	15.7	15.7	15.7	0.01%
Seattle Ventures LLC	2215 3rd Ave W, Seattle, WA 98119	PPP	Term Loan	Fixed	1.0%	6/5/2022	2.1	2.1	2.1	—%
Andrew S. Gaffney Foundation	245 South St, Morristown, NJ 07960	PPP	Term Loan	Fixed	1.0%	6/5/2022	1.4	1.4	1.4	—%
LaFlower Construction, Inc.	23888 Madison St, Torrance, CA 90505	PPP	Term Loan	Fixed	1.0%	6/5/2022	0.1	0.1	0.1	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Camfed U.S.A. Foundation	466 Geary St, Ste 400, San Francisco, CA 94102	PPP	Term Loan	Fixed	1.0%	6/8/2022	18.2	18.2	18.2	0.01%
Dental Designs of Naples	5048 Tamiami Trail N, Naples, FL 34103	PPP	Term Loan	Fixed	1.0%	6/9/2022	21.1	21.1	21.1	0.01%
OCC installations	12102 Manley St, Garden Grove, CA 92845	PPP	Term Loan	Fixed	1.0%	6/9/2022	0.7	0.7	0.7	—%
Mora Investment Management	9 W Star Island Dr, Miami Beach, FL 33139	PPP	Term Loan	Fixed	1.0%	6/10/2022	1.2	1.2	1.2	—%
Copperfield Investment & Development Company	1721 Crystal Ann Ave, Las Vegas, NV 89106	PPP	Term Loan	Fixed	1.0%	6/12/2022	1.2	1.2	1.2	—%
Dan Counts & Associates, Inc.	1780 Prescott Ave, Monterey, CA 93940	PPP	Term Loan	Fixed	1.0%	6/12/2022	1.1	1.1	1.1	—%
Sunburst Decorative Rock, Inc	282 Live Oak Ave, Irwindale, CA 91706	PPP	Term Loan	Fixed	1.0%	6/16/2022	18.3	18.3	18.3	0.01%
DANIELLE|TATE	347 Bianco Ridge Ave, Las Vegas, NV 89183	PPP	Term Loan	Fixed	1.0%	3/31/2026	20.8	20.8	20.8	0.01%
David|Ortiz	4004 Waterview Cir, Palm Springs, FL 33461	PPP	Term Loan	Fixed	1.0%	4/26/2026	18.7	18.7	18.7	0.01%
Montalban Featherstone	13513 7 Mile Rd, Detroit, MI 48205	PPP	Term Loan	Fixed	1.0%	5/24/2026	20.8	20.8	20.8	0.01%

Total SBA Guaranteed Accrual Investments							$61,474.1	$61,474.1	$68,716.1	22.22%

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

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Ownership or Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Controlled Investments (5) (22)

Automated Merchant Services, Inc.	(*,#) (7) (21)	12230 Forest Hill Blvd., Wellington, FL 33414	Data processing, Hosting, and Related Services	Common Stock	Fixed	100%	—	—	—	—	—%
CDS Business Services, Inc.	(*,#) (8)	1985 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Common Stock	Fixed	100%	—	—	4,428.0	—	—%
				Line of Credit	Fixed	5.5%	Dec 2023	20,000.0	20,000.0	7,300.0	2.36%
Newtek Technology Solutions, Inc.	(#) (24)	1904 W. Parkside Lane Phoenix, AZ 85027	Data processing, Hosting, and Related Services	Common Stock	Fixed	100%	—	—	19,503.7	36,000.0	11.64%
				Line of Credit	Fixed	10%	Nov 2028	10,540.0	11,000.0	11,000.0	3.56%
				Line of Credit	Prime plus	1%	April 2022	750.0	—	—	—%
				Line of Credit	Prime plus	1%	July 2022	100.0	225.0	225.0	0.07%
Newtek Insurance Agency, LLC	(*,#) (13)	1981 Marcus Ave., Lake Success, NY 11042	Insurance Carriers and Related Activities	Membership Interest	Own	100%	—	—	2,035.0	2,300.0	0.74%
PMTWorks Payroll, LLC	(*,#) (9)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	Membership Interest	Own	100%	—	—	5,128.1	—	—%
				Term Loan	Fixed	10%	Sept 2022	435.0	435.0	324.0	0.10%
				Term Loan	Fixed	10%	May 2022	750.0	750.0	558.6	0.18%
				Term Loan	Fixed	12%	May 2022	500.0	500.0	372.4	0.12%
				Term Loan	Fixed	10%	July 2022	1,000.0	1,000.0	745.0	0.24%
Small Business Lending, LLC	(*,#) (12)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Membership Interest	Own	100%	—	—	598.0	4,000.0	1.29%
				Term Loan	Fixed	10%	June 2023	400.0	400.0	400.0	0.13%
ADR Partners, LLC dba banc-serv Partners, LLC	(*,#) (19)	8777 Purdue Rd, Indianapolis, IN 46268	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Membership Interest	Own	100%	—	—	7,085.2	—	—%
Newtek Merchant Solutions, LLC	(#) (11)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	Membership Interest	Own	100%	—	—	16,438.0	114,500.0	37.02%
Mobil Money, LLC	(#) (17)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	Membership Interest	Own	100%	—	—	2,980.0	3,900.0	1.26%
Newtek Business Lending, LLC	(#) (10)	14 East Washington St., Orlando, FL 32801	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Membership Interest	Own	100%	—	—	36,406.4	47,406.4	15.33%
Newtek Conventional Lending, LLC	(#) (18) (23)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Membership Interest	Own	50%	—	—	26,903.0	29,463.6	9.53%
Titanium Asset Management, LLC	(*,#) (14)	1981 Marcus Ave., Lake Success, NY 11042	Administrative and Support Services	Term Loan	Fixed	10%	March 2023	900.0	900.0	603.3	0.20%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Ownership or Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Controlled Investments (5) (22)

				Membership Interest	Own	100%	—	—	—	—	—%
Excel WebSolutions, LLC	(*,#) (15)	888 East Brighton Ave. Syracuse, NY 13205	Data processing, Hosting, and Related Services	Term Loan	Fixed	10%	June 2023	159.2	159.2	—	—%
				Membership Interest	Own	100%	—	—	—	—	—%
POS on Cloud, LLC	(#) (20)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	Term Loan	Fixed	10%	Sept 2023	1,300.0	1,300.0	1,300.0	0.42%
				Membership Interest	Own	50.14%	—	—	—	—	—%
Total Controlled Investments								$36,834.2	$157,289.0	$260,398.3	84.19%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Ownership or Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Non-Control Investments (22)

EMCAP Loan Holdings, LLC	(+,#) (16)	1140 Reservoir Ave., Cranston, RI 02920	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Membership Interest	Own	4.67%	—	$—	$1,000.0	$1,000.0	0.32%
Total Non-Control Investments								$—	$1,000.0	$1,000.0	0.32%

Total Investments								$534,532.5	$655,987.3	$758,785.5	245.33%

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

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of September 30, 2022, cash deposits in excess of insured amounts totaled $43.7 million. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of September 30, 2022.
Restricted Cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties, cash reserves established as part of a voluntary agreement with the SBA, cash reserves associated with securitization transactions, and cash margin as collateral for derivative instruments. As of September 30, 2022, total restricted cash was $74.8 million.

The following table provides a reconciliation of cash and restricted cash as of September 30, 2022 and 2021 and December 31, 2021 and 2020:

	September 30, 2022	September 30, 2021	December 31, 2021	December 31, 2020
Cash	$7,355	20,193	2,397	$2,073
Restricted cash	74,777	182,913	184,463	49,352
Cash and restricted cash	$82,132	$203,106	$186,860	$51,425

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

The Company has elected to be treated as a RIC under the Code beginning with the 2015 tax year and operates in a manner so as to continue to qualify for the tax treatment applicable to RICs. The RIC tax return includes Newtek Business Services Corp. and NSBF, a single member LLC disregarded for tax purposes. None of the Company’s other subsidiaries are included in the RIC tax return. The Company will evaluate and record any deferred tax assets and liabilities of the subsidiaries that are not included in the RIC tax return. In order to maintain its RIC tax treatment, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. The Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to any income that is distributed to its stockholders as dividends. If the Company obtains the required Regulatory Approvals and subsequently discontinues its election to be treated as a BDC and converts to a bank holding company, the Company will no longer be subject to the 1940 Act, and the Company would lose its ability to be taxed on a pass-through basis as a RIC. For information on the risks of converting to a bank holding company, see “Item 1A. Risk Factors – Risk Related to Converting to a Financial Holding Company” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the nine months ended September 30, 2022 and 2021, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $12.9 million and $12.7 million at September 30, 2022 and December 31, 2021, respectively, and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Stock Repurchase Program

On June 21, 2022, the Company's Board of Directors approved a repurchase program under which the Company may repurchase up to 500,000 shares of the Company’s common stock, par value $0.02 per share, through open market purchases, including block purchases, in such manner as will comply with the provisions of the Investment Company Act of 1940 and the Securities Exchange Act of 1934, as amended. Unless extended or terminated by the Company's board of directors, the Company expects the termination date for the repurchase program will be on December 21, 2022. The Company has not repurchased any common shares under the repurchase program during the nine months ended September 30, 2022.

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

On March 27, 2020, Congress passed, and the President of the United States signed into law, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act provided an over $2.0 trillion stimulus package to certain businesses and individuals affected by the COVID-19 pandemic, with subsidies to certain existing SBA 7(a) borrowers in which the SBA paid all principal, interest, and fees on existing performing SBA 7(a) loans for six months beginning with such borrowers’ April 2020 payments. Among other things, the CARES Act allowed NSBF, as an SBA 7(a) lender, to originate loans under the Paycheck Protection Program (“PPP”) as an expansion of the existing SBA Section 7(a) loan program through June 30, 2020, which PPP was extended through May 31, 2021, with PPP lenders allowed to continue to close PPP loans approved by the SBA prior to May 31, 2021. Pursuant to the PPP, the SBA reimbursed NSBF for originating PPP loans and such SBA reimbursements are included as interest income on PPP loans. Such fees were accounted for under ASC-310 Receivables and deferred until the PPP loan participations were sold to one of the banks which had entered into PPP loan participation agreements with NSBF. Refer to NOTE 3—INVESTMENTS. Income earned in connection with the PPP should not be viewed as recurring. NSBF funded the balance of its PPP loans in July 2021.

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

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts and transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective as of March 12, 2020 through December 31, 2022. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates, however, the impact of the adoption is not expected to be material. The adoption of ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.

In November 2020, the SEC published Release No. IC-34084, Use of Derivatives by Registered Investment Companies and Business Development Companies, and adopted rules amending Rule 18f-4 and Rule 6c-11. Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and certain testing and board reporting requirements. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules, provided that the BDC adopts written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain record keeping requirements. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so and has adopted written policies and procedures that are reasonably designed to manage the Company’s derivatives risks and comply with the record keeping requirements.

In December 2020, Rule 2a-5 under the 1940 Act was adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The adoption of Rule 2a-5 did not have a material impact on the consolidated financial statements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3—INVESTMENTS:

Investments, all of which are in portfolio companies in the United States, consisted of the following at:

	September 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Non-affiliate debt investments	$524,048	$511,325	$497,698	$497,387
Non-control investments:
Equity	1,360	1,360	1,000	1,000
Controlled investments:
Equity	118,125	237,630	93,717	208,106
Equity interest in NCL (Joint Venture)	17,412	16,260	26,903	29,464
Debt	32,700	19,038	36,669	22,828
Total investments	$693,645	$785,613	$655,987	$758,785

SBA unguaranteed investments consisted of the following breakdown of accrual and non-accrual loans at:

	September 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Accrual	$443,542	$457,261	$377,845	$393,910
Non-Accrual	58,858	31,115	54,125	30,507
Total SBA unguaranteed investments	$502,400	$488,376	$431,970	$424,417

SBA guaranteed investments consisted of the following breakdown of accrual and non-accrual loans at:

	September 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Accrual	$16,802	$18,103	$61,474	$68,716
Non-Accrual	4,846	4,846	4,254	4,254
Total SBA guaranteed investments	$21,648	$22,949	$65,728	$72,970

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

To facilitate NSBF’s involvement as an authorized lender in the PPP, during the second quarter of 2020, NSBF entered into PPP loan participation agreements where NSBF originated PPP loans and sold participating interests to several participants. One participant continues to hold a 90% participation interest in 1 of the 2 PPP loans that remain as of September 30, 2022. NSBF continues to hold the PPP loan notes and the PPP loan documents for PPP loans yet to be forgiven by the SBA, in order to service the loans and facilitate the PPP loan forgiveness process. NSBF has agreed that it will repurchase the participant’s percentage of the outstanding principal and interest under certain circumstances, including any failure to recover under the SBA guarantee as a result of any deficiency in documenting or servicing such PPP Loan by NSBF. The servicing liability in connection with the PPP loans was deemed immaterial. PPP loan origination fees was recognized as interest income on sale of

PPP loan participations. Income earned in connection with the PPP should not be viewed as recurring. NSBF funded the balance of its PPP loans by the end of July 2021. NSBF has redeployed resources to funding SBA 7(a) loans.

The following table shows the Company’s SBA guaranteed accrual loans by SBA loan type at:

	September 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
7(a)	$16,727	$18,028	$60,610	$67,852
PPP	75	75	864	864
Accrual SBA guaranteed investments	$16,802	$18,103	$61,474	$68,716

The following table shows the Company’s portfolio investments by industry at:

	September 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Data Processing, Hosting, and Related Services	$61,083	$164,722	$59,552	$169,043
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	88,769	88,628	69,473	60,553
Food Services and Drinking Places	48,101	49,595	48,782	51,840
Specialty Trade Contractors	37,271	35,165	25,250	24,745
Professional, Scientific, and Technical Services	35,799	34,338	27,374	27,213
Amusement, Gambling, and Recreation Industries	27,886	29,565	28,806	29,578
Ambulatory Health Care Services	27,902	26,265	23,078	21,483
Administrative and Support Services	22,869	21,908	25,320	25,036
Truck Transportation	24,437	20,685	24,929	21,937
Merchant Wholesalers, Durable Goods	19,212	19,362	14,725	15,107
Repair and Maintenance	16,536	16,924	18,301	18,752
Merchant Wholesalers, Nondurable Goods	17,589	16,877	12,649	12,115
Personal and Laundry Services	12,415	12,945	11,218	11,935
Fabricated Metal Product Manufacturing	12,407	12,827	15,138	16,104
Construction of Buildings	11,358	10,588	6,404	5,909
Social Assistance	9,100	9,791	12,967	14,401
Accommodation	10,684	9,691	13,795	13,529
Support Activities for Mining	10,543	9,623	12,760	11,427
Rental and Leasing Services	8,910	9,080	8,529	8,505
Motor Vehicle and Parts Dealers	9,116	9,066	12,435	13,016
Nursing and Residential Care Facilities	8,194	8,837	4,781	5,206
Transportation Equipment Manufacturing	7,697	8,044	9,599	10,461
Building Material and Garden Equipment and Supplies Dealers	7,637	7,990	6,504	6,845
Food Manufacturing	9,484	7,823	12,760	11,427
NCL (Joint Venture)	17,412	16,260	26,903	29,464
Other	131,234	129,014	123,955	123,154
Total	$693,645	$785,613	$655,987	$758,785

The Company’s Non-Conforming Conventional Loan Program

Newtek Conventional Lending, LLC (NCL): On May 20, 2019, the Company and its joint venture partner launched NCL to provide non-conforming conventional commercial and industrial term loans to U.S. middle-market companies and small businesses. NCL is a 50/50 joint venture between Newtek Commercial Lending, Inc. a wholly-owned subsidiary of Newtek, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq:TCPC). NCL ceased funding new non-conventional conforming loans during 2020. On January 28, 2022, NCL closed a conventional commercial loan securitization with the sale of $56.3 million of Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL’s portfolio of conventional commercial business loans, including loans secured by liens on commercial or residential mortgaged properties, originated by NCL and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay the Deutsche Bank credit facility and return capital to the NCL partners.

Newtek-TSO II Conventional Credit Partners, LP (“Newtek-TSO JV”): On August 5, 2022, Newtek Commercial Lending, Inc., and TSO II Booster Aggregator, L.P. (“TSO II”) entered into a joint venture, Newtek-TSO JV, governed by the Amended and Restated Limited Partnership Agreement for the Newtek-TSO JV. Newtek Commercial Lending, Inc. and TSO II each committed to contribute an equal share of equity funding to the Newtek-TSO JV and each will have equal voting rights on all material matters. Newtek-TSO JV intends to deploy capital over the course of time with additional leverage supported by a warehouse line of credit. The intended purpose of Newtek-TSO JV will be to invest in non-conforming conventional commercial and industrial term loans made to middle-market companies as well as small businesses. It is anticipated that Newtek-TSO JV will begin making investments during the fourth quarter of 2022.

The following table shows NCL’s individual investments as of September 30, 2022:

Portfolio Company	Industry	Investment Type	Interest Rate		Maturity	Principal	Cost	Fair Value[1]
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus	5.50%	4/1/2045	$2,192	$2,148	$2,038
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus	5.50%	4/1/2045	1,234	1,206	1,147
Cocoa Beach Office LLC	Other Activities Related to Credit Intermediation	Term Loan	2 Yr Libor plus	5.70%	8/1/2044	416	402	408
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus	6.00%	11/1/2044	10,202	9,999	9,781
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus	6.00%	11/1/2044	5,967	5,849	5,721
The Camera Division, LLC	Commercial & Industrial Machinery & Equipment	Term Loan	5 Yr Libor plus	7.25%	9/1/2029	10,475	10,177	10,305
The Emerald Green Group, LLC	Full-Service Restaurant	Term Loan	2 Yr Libor plus	5.65%	8/1/2029	3,515	3,359	3,251
XL Soccer World Orlando II LLC	Fitness and Recreational Sport Centers	Term Loan	Prime plus	3.25%	11/1/2045	4,882	4,733	4,664
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus	5.50%	8/1/2044	5,197	5,047	4,972
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus	5.50%	8/1/2044	4,630	4,514	4,393
Tricare Unlimited LLC and Geron Enterprises LLC	Nursing Care Facilities(Skilled Nursing Facilities)	Term Loan	2 Yr Treasury plus	6.51%	1/1/2045	5,549	5,397	5,479
E Entities LLC	Exterminating & Pest Control Services	Term Loan	5 Yr Treasury plus	7.71%	1/1/2030	4,871	4,748	4,874
Trinity MCC Realty, LLC	Motor Vehicle and Parts Dealers	Term Loan	5 Yr Treasury plus	6.58%	2/1/2045	4,497	4,357	4,327
Jaffe Real Estate LLC	Full-Service Restaurant	Term Loan	5 Yr Treasury plus	7.93%	4/1/2045	2,207	2,146	2,249
ARC Metal Stamping, LLC	Industrial Mold Manufacturing	Term Loan	5 Yr Treasury plus	7.43%	1/1/2045	5,336	5,336	5,324
McNeill Properties V, LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Treasury plus	8.00%	9/1/2046	10,209	10,209	10,160
Total						$81,379	$79,627	$79,093
(1) Fair value determined using significant unobservable inputs.

The following table shows NCL’s individual investments as of December 31, 2021:

Portfolio Company	Industry	Investment Type	Interest Rate		Maturity	Principal	Cost	Fair Value[1]
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus	5.50%	4/1/2045	$2,225	$2,181	$2,117
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus	5.50%	4/1/2045	1,253	1,225	1,192
Cocoa Beach Office LLC	Other Activities Related to Credit Intermediation	Term Loan	2 Yr Libor plus	5.70%	8/1/2044	422	407	415
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus	6.00%	11/1/2044	10,321	10,115	10,447
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus	6.00%	11/1/2044	6,037	5,917	6,110
The Camera Division, LLC	Commercial & Industrial Machinery & Equipment	Term Loan	5 Yr Libor plus	7.25%	9/1/2029	11,050	10,734	11,203
The Emerald Green Group, LLC	Full-Service Restaurant	Term Loan	2 Yr Libor plus	5.65%	8/1/2029	5,510	5,344	5,173
XL Soccer World Orlando II LLC	Fitness and Recreational Sport Centers	Term Loan	Prime plus	3.25%	11/1/2045	4,986	4,836	4,907
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus	5.55%	8/1/2044	6,094	5,943	6,241
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus	5.55%	8/1/2044	4,686	4,570	4,738
Tricare Unlimited LLC and Geron Enterprises LLC	Nursing Care Facilities(Skilled Nursing Facilities)	Term Loan	2 Yr Treasury plus	6.51%	1/1/2045	5,617	5,463	5,838
E Entities LLC	Exterminating & Pest Control Services	Term Loan	5 Yr Treasury plus	7.71%	1/1/2030	5,244	5,113	5,526
Trinity MCC Realty, LLC	Motor Vehicle and Parts Dealers	Term Loan	5 Yr Treasury plus	6.58%	2/1/2045	5,092	4,950	5,260
Jaffe Real Estate LLC	Full-Service Restaurant	Term Loan	5 Yr Treasury plus	7.93%	4/1/2045	2,228	2,167	2,453
Berry Ventures Inc	Painting & Wall Covering Contractors	Term Loan	5 Yr Treasury plus	7.25%	4/1/2045	212	199	225
ARC Metal Stamping, LLC	Industrial Mold Manufacturing	Term Loan	5 Yr Treasury plus	7.43%	1/1/2045	5,383	5,383	5,809
McNeill Properties V, LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Treasury plus	8.00%	9/1/2046	10,277	10,277	11,472
Total						$86,637	$84,824	$89,126
(1) Fair value determined using significant unobservable inputs.

The following tables show certain summarized financial information for NCL:

Selected Statement of Assets and Liabilities Information	September 30, 2022	December 31, 2021
	(Unaudited)
Cash	$3,194	$1,845
Restricted cash	1,408	—
Investments in loans, at fair value (amortized cost of $79,627 and $84,824, respectively)	79,093	89,126
Other assets	1,866	595
Total assets	$85,561	$91,566

Bank notes payable	$—	$32,341
Securitization notes payable	51,916	—
Other liabilities	1,126	296
Total liabilities	53,042	32,637

Net assets	32,519	58,928
Total liabilities and net assets	$85,561	$91,565

Selected Statements of Operations Information	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and other income	$1,744	$1,558	$5,258	$4,614
Total expenses	737	587	2,223	1,851
Net investment income	1,007	971	3,035	2,763
Unrealized depreciation on investments	(2,778)	(464)	(4,824)	(893)
Net (decrease) increase in net assets resulting from operations	$(1,771)	$507	$(1,789)	$1,870

NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled and non-controlled affiliated companies for the nine months ended September 30, 2022 were as follows:

Portfolio Company	Fair Value at December 31, 2021	Purchases (Cost)	Principal Received	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Fair Value at September 30, 2022	Interest and Other Income	Dividend Income
Controlled Investments
Newtek Merchant Solutions, LLC	$114,500	$—	$—	$—	$(3,500)	$111,000	$—	$11,950
Automated Merchant Services, LLC	—	—	—	—	53	53	—	720
Mobil Money, LLC	3,900	—	—	—	3,100	7,000	—	275
Newtek Technology Solutions, Inc.	47,225	400	(225)	—	(6,400)	41,000	837	1,500
banc-serv Partners, LLC	—	—	—	—	—	—	—	—
CDS Business Services, Inc.	7,300	1,900	(1,900)	—	(962)	6,338	835	—
Small Business Lending, LLC	4,400	3,565	—	—	(1,265)	6,700	165	—
Newtek Insurance Agency, LLC	2,300	—	—	—	2,700	5,000	—	—
PMTWorks Payroll, LLC	2,000	3,225	(2,685)	—	960	3,500	328	—
Titanium Asset Management LLC	603	822	(900)	—	(320)	205	426	—
POS on Cloud, LLC	1,300	326	—	—	—	1,626	99	—
Excel WebSolutions, LLC	—	230	(159)	—	(71)	—	69	—
Newtek Conventional Lending, LLC	29,464	250	(9,741)	—	(3,713)	16,260	—	2,019
Newtek Business Lending, LLC	47,406	15,840	—	—	11,000	74,246	—	3,525
Total Controlled Investments	$260,398	$26,558	$(15,610)	$—	$1,582	$272,928	$2,759	$19,989

Non-Control Investments
EMCAP Loan Holdings, LLC	$1,000	$—	$—	$—	$—	$1,000	$—	$62
Biller Genie Software, LLC	—	360	—	—	—	360	—	—
Total Non-Control Investments	$1,000	$360	$—	$—	$—	$1,360	$—	$62

Total Affiliate Investments	$261,398	$26,918	$(15,610)	$—	$1,582	$274,288	$2,759	$20,051

Related Party Transactions

Notes Payable - Related Parties

In June 2015, the Company entered into the Related Party RLOC with certain controlled portfolio companies. Maximum borrowings under the Related Party RLOC are $50.0 million. The outstanding balance has an interest rate equal to the lesser of 1 month LIBOR plus 2.5% or the Prime Rate plus 1.5%. At September 30, 2022, the Related Party RLOC interest rate was 4.78%. The Related Party RLOC has a maturity date of November 8, 2023. There was $0.2 million in outstanding borrowings from NMS at September 30, 2022 under the Related Party RLOC.
For the three months ended September 30, 2022 and 2021, interest expense was $0.1 million and $0.1 million respectively.

For the nine months ended September 30, 2022 and 2021, interest expense was $0.3 million and $0.3 million, respectively.

Expenses Incurred from Controlled Portfolio Companies

The Company incurs expenses from certain controlled portfolio companies including managed technology services from NTS, origination and loan processing fees from various related parties and payroll processing fees from PMT.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Managed technology services	$65	$532	$1,107	$1,475
Origination and loan processing	3,884	3,187	10,140	10,856
Loan servicing	—	14	—	41
Payroll processing fees	10	8	26	25
Total	$3,959	$3,741	$11,273	$12,397

The Company also sub-leases portions of its office space in Lake Success, New York to certain portfolio companies. Amounts charged were as follows:

	Three Months Ended		Nine Months Ended
Portfolio Company	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Newtek Merchant Solutions, LLC	$69	$63	$220	$187
Newtek Technology Solutions, Inc.	2	2	8	8
Small Business Lending, LLC	97	80	286	230
Newtek Insurance Agency, LLC	11	17	42	52
CDS Business Services, Inc.	17	18	54	56
PMTWorks Payroll, LLC	2	3	6	14
Newtek Business Lending, LLC	2	2	6	5
Total	$200	$185	$622	$552

Amounts due from related parties were $0.9 million and $4.4 million at September 30, 2022 and December 31, 2021, respectively. Amounts due to related parties were $1.8 million and $1.5 million at September 30, 2022 and December 31, 2021, respectively.

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

	Three Months Ended		Nine Months Ended
Portfolio Company	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Newtek Merchant Solutions, LLC	$121	$106	$358	$338
Newtek Technology Solutions, Inc. (NTS)	103	107	309	358
PMTWorks Payroll, LLC	31	23	80	65
Newtek Insurance Agency, LLC	48	32	118	95
Newtek Conventional Lending, LLC	3	5	12	5
POS on Cloud, LLC	4	—	4	—
CDS Business Services, Inc.	81	64	228	148
Mobil Money, LLC	23	28	66	86
Newtek Business Lending, LLC	56	43	161	119
Small Business Lending, LLC	142	130	422	382
Total	$612	$538	$1,758	$1,596

NOTE 5—SERVICING ASSETS:
Servicing assets are measured at fair value. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells.
The following tables summarizes the fair value and valuation assumptions related to servicing assets at September 30, 2022 and December 31, 2021:

	Servicing Assets		Weighted	Range
Date	Fair Value	Unobservable Input	Average	Minimum	Maximum
September 30, 2022	$33,530	Discount factor[1]	12.60%	12.60%	12.60%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	25.00%	25.00%	25.00%

December 31, 2021	$28,008	Discount factor[1]	12.60%	12.60%	12.60%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
(1) Determined based on risk spreads and observable secondary market transactions.

Servicing fee income earned for the three months ended September 30, 2022 and 2021 was $3.6 million and $2.8 million, respectively. Servicing fee income earned for the nine months ended September 30, 2022 and 2021 was $9.9 million and $8.3 million, respectively.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date. There were no transfers to or from Level 3 of the fair value hierarchy for assets and liabilities during the nine months ended September 30, 2022 or 2021.
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

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded. In addition, the ongoing COVID-19 pandemic, recent changes in inflation and base interest rates, supply chain disruptions, significant market volatility, risk of recession, the ongoing war between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, United Kingdom, the European Union and China could further negatively impact the fair value of the Company’s investments after September 30, 2022, in addition to other circumstances and events that are not yet known.

In December 2020, Rule 2a-5 under the 1940 Act was adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company complied with all applicable components of Rule 2a-5 by the compliance date in September 2022.

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of September 30, 2022 and December 31, 2021:

	Fair Value Measurements at September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
SBA unguaranteed non-affiliate investments	$488,376	$—	$—	$488,376
SBA guaranteed non-affiliate investments	22,949	—	22,949	—
Controlled investments	272,928	—	—	256,668
Other real estate owned[1]	2,315	—	—	2,315
Non-control investments	1,360	—	—	1,360
Servicing assets	33,530	—	—	33,530
Controlled investments measured at NAV[2]	16,260	—	—	—
Total assets	$837,718	$—	$22,949	$782,249
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

The change in unrealized appreciation (depreciation) included in the consolidated statements of operations attributable to Level 3 investments held at September 30, 2022 includes $6.5 million in unrealized depreciation on SBA unguaranteed non-affiliate investments, $5.3 million in unrealized appreciation on controlled investments and $4.0 million in unrealized depreciation on servicing assets.

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
The following tables represents the changes in investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control Investments	Other Real Estate Owned[1]
Fair value, December 31, 2021	$424,417	$230,935	$28,008	$1,000	$2,354
Net change in unrealized appreciation (depreciation) on investments	(6,473)	5,295	—	—	(172)
Change in net unrealized depreciation on servicing assets due to factors other than changes in valuation inputs or assumptions	—	—	(3,964)	—	—
Realized loss	(8,131)	—	—	—	(205)
SBA unguaranteed non-affiliate investments, funded	142,974	—	—	—	—
Foreclosed real estate acquired	(1,646)	—	—	—	1,646
Purchase of investments	—	26,308	—	360	—
Sale of investment	—	—	—	—	(1,308)
Principal payments received on debt investments	(63,365)	(5,870)	—	—	—
Additions to servicing assets	—	—	9,486	—	—
Fair value, September 30, 2022	$488,377	$256,668	$33,530	$1,360	$2,315
(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities.

	Nine Months Ended September 30, 2021
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control Investments	Other Real Estate Owned[1]
Fair value, December 31, 2020	$407,748	$219,143	$26,061	$6,447	$2,717
Net change in unrealized appreciation (depreciation) on investments	2,583	1,233	—	521	(73)
Change in net unrealized appreciation on servicing assets due to changes in valuation inputs or assumptions	—	—	(2,440)	—	—
Change in net unrealized depreciation on servicing assets due to factors other than changes in valuation inputs or adjustments	—	—	(882)	—	—
Realized loss	(7,297)	—	—	—	(279)
SBA unguaranteed non-affiliate investments, funded	48,473	—	—	—	—
Foreclosed real estate acquired	(1,654)	—	—	—	1,654
Purchase of investments	—	36,940	—	—	—
Purchase of loans from SBA	6,945	—	—	—	—
Sale of investment	—	—	—	—	(1,281)
Return of investment	—	(15,000)	—	—	—
Principal payments received on debt investments	(50,217)	—	—	(47)	—
Additions to servicing assets	—	—	6,160	—	—
Fair value, September 30, 2021	$406,581	$242,316	$28,899	$6,921	$2,738
(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2022 and December 31, 2021. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at September 30, 2022 and December 31, 2021.

	Fair Value as of		Weighted	Range
	September 30, 2022	Unobservable Input	Average[1]	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - accrual loans	$457,261	Market yields	7.60%	7.60%	7.60%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
SBA unguaranteed non-affiliate investments - non-accrual loans	$31,115	Market yields	9.50%	9.50%	9.50%
		Average cumulative default rate	30.00%	30.00%	30.00%
Controlled equity investments[1]	$237,630	EBITDA multiples-TTM[2]	7.4x	6.50x	8.00x
		EBITDA multiples-NTM[2]	6.9x	5.75x	7.50x
		Revenue multiples[2]	2.37x	0.80x	3.10x
		Book value multiples[2]	1.00x	0.80x	1.20x
		Earnings-NTM[2]	6.50x	6.00x	7.00x
		Weighted average cost of capital[2]	12.83%	11.60%	19.40%
Controlled debt investments	$19,038	Market yields	8.52%	5.50%	10.00%
Non-control equity investments	$1,000	Market yields	10.00%	8.00%	12.00%
	$360	Cost basis	N/A	N/A	N/A
Servicing assets	$33,530	Market yields	12.60%	12.60%	12.60%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
Other real estate owned	$2,315	Appraised value	N/A	N/A	N/A
(1) Weighted by relative fair value.

(2) The Company valued $149.5 million of investments using a combination of EBITDA, both trailing twelve months (“TTM”) and next twelve months (“NTM”), revenue, book value, and earnings multiples in the overall valuation approach, which included the use of market comparable companies. The Company valued $87.9 million of investments using only discounted cash flows.

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

NOTE 7—BORROWINGS:

At September 30, 2022 and December 31, 2021, the Company had borrowings comprised of the following:

	September 30, 2022			December 31, 2021
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed[1]	$150,000	$67,500	5.50%	$150,000	$50,000	2.50%
Capital One line of credit - unguaranteed[1]	—	—	5.00%	—	—	3.50%
2024 Notes	38,250	37,847	5.75%	38,250	37,679	5.75%
2025 6.85% Notes[2]	—	—	—	15,000	14,545	6.85%
2025 5.00% Notes[2]	30,000	29,246	5.00%	—	—	—
2026 Notes	115,000	112,666	5.50%	115,000	112,128	5.50%
Notes payable - related parties	50,000	150	4.78%	50,000	11,450	2.60%
Notes payable - Securitization Trusts	302,253	298,125	4.61%	249,750	246,250	2.05%
Total	$685,503	$545,534	5.00%	$618,000	$472,052	3.38%
(1) Total combined commitments of the guaranteed and unguaranteed lines of credit were $150.0 million at September 30, 2022 and December 31, 2021.
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

On July 26, 2018, our shareholders approved the application of the modified asset coverage requirement as set forth in Section 61(a)(2) of the 1940 Act. As a result, our minimum required asset coverage ratio decreased from 200% to 150%, effective July 27, 2018. As of September 30, 2022, our asset coverage was 171%.

Outstanding borrowings under the 2024 Notes, 2025 Notes, 2026 Notes, and Notes payable - Securitization Trusts consisted of the following:

	September 30, 2022				December 31, 2021
	2024 Notes	2025 5.00% Notes	2026 Notes	Notes Payable- Securitization Trusts	2024 Notes	2025 6.85% Notes	2026 Notes	Notes Payable- Securitization Trusts
Principal balance	$38,250	$30,000	$115,000	$302,253	$38,250	$15,000	$115,000	$249,750
Unamortized deferred financing costs	(403)	(754)	(2,334)	(4,128)	(571)	(455)	(2,872)	(3,500)
Net carrying amount	$37,847	$29,246	$112,666	$298,125	$37,679	$14,545	$112,128	$246,250

At September 30, 2022 and December 31, 2021, the carrying amount of the Company’s borrowings under the Capital One lines of credit, Notes payable - related parties and Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

The fair values of the fixed rate 2026 Notes and 2024 Notes are based on the closing public share price on the date of measurement. On September 30, 2022, the closing price of the 2026 Notes was $24.22 per note, or $111.4 million. On December 31, 2021, the closing price of the 2026 Notes was $25.77 per note, or $118.5 million. On September 30, 2022, the closing price of the 2024 Notes was $24.81 per note, or $38.0 million. On December 31, 2021, the closing price of the 2024 Notes was $25.40 per note, or $38.9 million. These borrowings are not recorded at fair value on a recurring basis. The fixed rate 2025 Notes are held at par as of September 30, 2022 and December 31, 2021.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the nine months ended September 30, 2022 and 2021 was $17.4 million and $15.2 million, respectively.

NOTE 8—DERIVATIVE INSTRUMENTS:

The Company historically used derivative instruments primarily to economically manage the fair value variability of certain fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of September 30, 2022 and December 31, 2021:

	September 30, 2022				December 31, 2021
		Fair Value		Remaining		Fair Value		Remaining
Contract Type	Notional	Asset[1]	Liability[1]	Maturity (years)	Notional	Asset[1]	Liability[1]	Maturity (years)
5-year Swap Futures	$—	$—	$—	—	$43,247	—	$183	0.25
(1) Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicated the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives as included in the consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Contract Type	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)
5-year Swap Futures	$—	$—	$341	$(268)	$183	$445	$304	$(268)

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
The following summarizes the Company’s obligations and commitments, as of September 30, 2022 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements[1]	Total
2022	$472	$706	$1,178
2023	1,928	417	2,345
2024	1,981	—	1,981
2025	2,035	—	2,035
2026	1,915	—	1,915
Thereafter	469	—	469
Total	$8,800	$1,123	$9,923
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

Guarantees
The Company is a guarantor on the Receivable and Inventory Facility at NBC. Maximum borrowings under the Receivable and Inventory Facility are $12.0 million and will be reduced until the facility matures in May 2023. At September 30, 2022, total principal owed by NBC was $10.3 million. In addition, the Company deposited $0.75 million to collateralize the guarantee. At September 30, 2022, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Capital One Facility. Maximum borrowings under the NBL Facility are $75.0 million with an accordion feature to increase maximum borrowings to $150.0 million. The lender’s commitments terminate in November 2022, with all amounts due under the NBL Facility maturing in November 2023. At September 30, 2022, total principal owed by NBL was $23.0 million. At September 30, 2022, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Deutsche Bank Facility. Maximum borrowings under the NBL Deutsche Bank Facility are $100.0 million. The Deutsche Bank Facility matures in March 2023. At September 30, 2022, total principal owed by NBL was $0.0 million. At September 30, 2022, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL One Florida Bank Facility. Maximum borrowings under the NBL One Florida Bank Facility are $20.0 million. The Deutsche Bank Facility matures in September 2024. At September 30, 2022, total principal owed by NBL was $14.1 million. At September 30, 2022, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50.0 million. The Webster Facility matures in November 2023. At September 30, 2022, total principal outstanding was $21.9 million. At September 30, 2022, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At September 30, 2022, the Company had $15.3 million of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

NOTE 10—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

	Nine Months Ended September 30,
	2022	2021
Per share data¹
Net asset value at beginning of period	$16.72	$15.45
Net investment (loss) income	(0.04)	1.07
Net realized gain on investments	2.06	1.69
Net realized gain (loss) on derivative transactions	0.02	(0.01)
Net unrealized appreciation (depreciation) on investments	(0.45)	0.33
Net unrealized depreciation on servicing assets	(0.16)	(0.15)
Net unrealized appreciation on derivative transactions	0.01	0.01
Change in deferred taxes	(0.01)	(0.09)
Net increase in net assets resulting from operations	1.43	2.85
Distributions to common stockholders	(2.05)	(2.10)
Stock-based compensation expense	0.06	0.07
Accretive effect of stock offerings (issuing shares above NAV per share)	0.01	0.09
Accretive effect of shares issued in connection with DRIP (issuing shares above NAV per share)	—	0.01
Dilutive effect of purchase of vested stock for employee payroll tax withholding (purchase of shares above NAV)	(0.01)	(0.03)
Dilutive effect of restricted stock awards	(0.14)	(0.14)
Other⁴	0.02	0.03
Net asset value at end of period	$16.04	$16.23

Per share market value at end of period	$16.32	$27.73
Total return based on market value² ⁷	(33.12)%	52.06%
Total return based on change in NAV³ ⁷	8.19%	18.64%
Shares outstanding at end of period (in thousands)	24,425	22,559

Ratios/Supplemental Data:
Net assets at end of period	$391,799	$366,020
Ratio of expenses to average net assets⁸	21.53%	21.98%
Ratio of net investment (loss) income to average net assets⁸	(0.33)%	8.99%
Portfolio turnover[6]	71.18%	152.77%
Average debt outstanding	$504,226	$470,289
Average debt outstanding per share	$20.64	$20.85
Asset coverage ratio⁵	171%	173%
Senior securities outstanding	$553,153	$500,839
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
(7) Not annualized.
(8) Annualized for the nine months ended September 30, 2022. Loss on extinguishment of debt has not been annualized.

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

The Board approves the issuance of shares of restricted stock to employees and directors pursuant to the Equity Incentive Plan. These shares generally vest over a one to three year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the Equity Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of September 30, 2022.

Restricted Stock authorized under the plan[1]	1,500,000
Less net restricted stock (granted)/forfeited during:
Year ended December 31, 2016	(120,933)
Year ended December 31, 2017	(5,007)
Year ended December 31, 2018	(93,568)
Year ended December 31, 2019	(6,285)
Year ended December 31, 2020	2,639
Year ended December 31, 2021	(214,654)
Nine months ended September 30, 2022	(187,914)
Restricted stock available for issuance as of September 30, 2022	874,278
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

As of September 30, 2022, there was $5.5 million of total unrecognized compensation expense related to unvested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.2 years as of September 30, 2022.

For the three months ended September 30, 2022 and 2021 the Company recognized total stock-based compensation expense of $0.6 million and $0.3 million, respectively. For the nine months ended September 30, 2022 and 2021 the Company recognized total stock-based compensation expense of $1.8 million and $1.5 million, respectively.

NOTE 12—COMMON STOCK:

ATM Program

On June 25, 2020, the Company entered into the 2020 ATM Equity Distribution Agreement. On July 20, 2022, the Company entered into Amendment No. 1 to the 2020 ATM Equity Distribution Agreement. The 2020 ATM Equity Distribution Agreement, as amended, provides that the Company may offer and sell up to 6,400,000 shares of common stock from time to time through the placement agents. As of November 7, 2022, there were 3,401,661 shares of common stock available for sale under the 2020 ATM Equity Distribution Agreement, as amended.

The following table summarizes the total shares sold and net proceeds received under the 2020 ATM Equity Distribution Agreement:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Shares sold	36	1,940
Net weighted average price per share	$21.11	$25.91
Net proceeds	$760	$50,261

The Company used the net proceeds for funding investments in debt and equity securities in accordance with its investment objective and strategies.

Stock Repurchase Program

On June 21, 2022, the Company's Board of Directors approved a repurchase program under which the Company may repurchase up to 500,000 shares of the Company’s common stock, par value $0.02 per share, through open market purchases, including block purchases, in such manner as will comply with the provisions of the Investment Company Act of 1940 and the Securities Exchange Act of 1934, as amended. Unless extended or terminated by the Company's board of directors, the Company expects the termination date for the repurchase program will be on December 21, 2022. The Company has not repurchased any common shares under the repurchase program during the nine months ended September 30, 2022.

NOTE 13—EARNINGS PER SHARE:

The following table summarizes the calculations for the net increase in net assets resulting from operations per common share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net increase in net assets resulting from operations	$11,362	$16,614	$34,533	$64,112
Weighted average shares outstanding	24,299	22,541	24,204	22,468
Net increase in net assets resulting from operations per share	$0.47	$0.74	$1.43	$2.85

NOTE 14—LEASES:

Under ASC 842, operating lease expense is generally recognized on a straight-line basis over the term of the lease. The Company has entered into operating lease agreements for office space with remaining contractual terms up to five years, some of which include renewal options that extend the leases for up to 10 years. These renewal options are not considered in the remaining lease term unless it is reasonably certain the Company will exercise such options. The operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The following table summarizes supplemental cash flow and other information related to our operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$471	$385	$1,404	$1,169
Weighted-average remaining lease term - operating leases	4.41 years	5.6 years	4.41 years	5.6 years
Weighted-average discount rate - operating leases	4.55%	4.55%	4.55%	4.55%
Total lease costs (included in other general and administrative costs on the consolidated statements of operations)	$253	236	$729	$676

The following table represents the maturity of the Company’s operating lease liabilities as of September 30, 2022:

Maturity of Lease Liabilities
2022	472
2023	1,928
2024	1,981
2025	2,035
2026	1,915
Thereafter	469
Total future minimum lease payments	$8,800
Less: Imputed interest	$(855)
Present value of future minimum lease payments	$7,945

NOTE 15—DIVIDENDS AND DISTRIBUTIONS:

The Company’s dividends and distributions are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions during the nine months ended September 30, 2022 and 2021.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Nine months ended September 30, 2022
December 20, 2021	March 21, 2022	March 31, 2022	$0.65	$15,361	9	$225
April 20, 2022	June 20, 2022	June 30, 2022	$0.75	$17,634	21	$374
August 30, 2022	September 20, 2022	September 30, 2022	$0.65	$15,325	21	$323

Nine months ended September 30, 2021
February 23, 2021	March 22, 2021	March 31, 2021	$0.50	$11,025	6	$140
May 11, 2021	June 15, 2021	June 30, 2021	$0.70	$15,433	6	$213
August 10, 2021	September 20, 2021	September 30, 2021	$0.90	$19,895	10	$264

During the nine months ended September 30, 2022 and 2021, an additional 21,700 and 7,600 shares valued at $0.4 million and $0.2 million, respectively, were issued related to dividends on unvested restricted stock awards.

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

The summarized financial information of our unconsolidated subsidiary is as follows:

Balance Sheets - Newtek Merchant Solutions, LLC	As of September 30, 2022	As of December 31, 2021
Current assets	$13,894	$9,965
Noncurrent assets	20,076	27,200
Total assets	$33,970	$37,165
Current liabilities	9,721	8,953
Noncurrent liabilities	16,625	20,291
Total liabilities	$26,346	$29,244
Total member’s equity	$7,624	$7,921

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Income - Newtek Merchant Solutions, LLC	2022	2021	2022	2021
Revenue	$5,894	$4,864	$18,144	$15,191
Expenses	2,477	2,227	7,342	6,873
Income from operations	$3,417	$2,637	$10,802	$8,318
Interest expense, net	(209)	(120)	(465)	(424)
Income before tax	$3,208	$2,517	$10,337	$7,894

The Company recorded the following related to its investment in NMS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dividend income	$4,350	$—	$11,950	$—
Unrealized depreciation	$(2,500)	$—	$(1,000)	$—
Newtek Business Lending, LLC

NBL originates, purchases and sells commercial loans under the SBA’s 504 loans program. The summarized financial information of our unconsolidated subsidiary is as follows:

Newtek Business Lending, LLC Balance Sheets	As of September 30, 2022	As of December 31, 2021
	(unaudited)
Current assets	$96,899	$77,776
Noncurrent assets	1,146	2,012
Total assets	$98,045	$79,788
Current liabilities	9,172	8,392
Noncurrent liabilities	37,071	35,241
Total liabilities	$46,243	$43,633
Total member’s equity	$51,802	$36,155

	Three Months Ended September 30,		Nine Months Ended September 30,
Newtek Business Lending, LLC Statements of Income	2022	2021	2022	2021
Revenue	$3,654	$2,635	$8,938	$8,040
Expenses	1,410	1,028	5,150	3,952
Income from operations	$2,244	$1,607	$3,788	$4,088

Interest expense, net	788	566	815	913
Operating income	857	1,409	2,973	3,175

Net unrealized (depreciation) appreciation on loans receivable - held for sale, at fair value	$(1,345)	$150	$(1,373)	$(132)
Realized gain (loss) on derivative transactions	697	(38)	1,771	(38)
Unrealized gain on derivative transactions	1,216	153	1,277	266
Net Income	$1,425	$1,674	$4,648	$3,271

The Company recorded the following related to its investment in NBL:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dividend income	$1,650	$—	$3,525	$—
Unrealized appreciation	$7,000	$4,500	$11,000	$5,870

NOTE 17—SUBSEQUENT EVENTS:

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

Newtek Business Services Corp. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
Nine Months Ended September 30, 2022

Portfolio Company	Investment[1]			Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income[3]	Fair Value at December 31, 2021	Gross Additions[4]	Gross Reductions[5]	Fair Value at September 30, 2022
	Type	Ownership or Interest Rate
Automated Merchant Services, Inc.	Common Stock[2]	Own	100%	—	53	720	—	53	—	53

CDS Business Services, Inc.	Common Stock[2]	Own	100%	—	—	—	—	—	—	—
	Line of Credit	Fixed	5.5%	—	(962)	835	7,300	1,900	(2,862)	6,338

Newtek Technology Solutions, Inc.	Common Stock[2]	Own	100%	—	(6,400)	—	36,000	400	(6,400)	30,000
	Line of Credit	Fixed	10%	—	—	2,334	11,000	—	—	11,000
	Line of Credit[6]	Prime plus	0.5%	—	—	2	225	—	(225)	—

Newtek Insurance Agency, LLC	Membership Interest[2]	Own	100%	—	2,700	—	2,300	2,700	—	5,000

PMTWorks Payroll, LLC	Membership Interest[2]	Own	100%	—	275	—	—	3,585	(85)	3,500
	Term Loans[7]	Fixed	10%-12%	—	685	328	2,000	685	(2,685)	—

Small Business Lending, LLC	Membership Interest[2]	Own	100%	—	(1,265)	—	4,000	3,565	(1,265)	6,300
	Term Loan	Fixed	10%	—	—	165	400	—	—	400

banc-serv Partners, LLC	Membership Interest[2]	Own	100%	—	—	—	—	—	—	—

Newtek Merchant Solutions, LLC	Membership Interest	Own	100%	—	(3,500)	11,950	114,500	—	(3,500)	111,000

Titanium Asset Management, LLC	Membership Interest[2]	Own	100%	—	(617)	—	—	822	(617)	205
	Term Loan[7]	Fixed	10%	—	297	426	603	600	(1,203)	—

Newtek Business Lending, LLC	Membership Interest	Own	100%	—	11,000	3,525	47,406	26,840	—	74,246

Newtek Conventional Lending, LLC	Membership Interest	Own	50%	—	(3,713)	2,019	29,464	250	(13,454)	16,260

Mobil Money, LLC	Membership Interest	Own	100%	—	3,100	275	3,900	3,100	—	7,000

POS on Cloud, LLC	Membership Interest[2]	Own	55.47%	—	—	—	—	326	—	326
	Term Loan	Fixed	10%	—	—	99	1,300	—	—	1,300

Portfolio Company	Investment[1]			Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income[3]	Fair Value at December 31, 2021	Gross Additions[4]	Gross Reductions[5]	Fair Value at September 30, 2022
	Type	Ownership or Interest Rate

Excel WebSolutions LLC	Membership Interest[2]	Own	100%	—	(230)	—	—	230	(230)	—
	Term Loans[2]	Fixed	10%	—	159	69	—	159	(159)	—

Total Controlled Investments				$—	$1,582	$22,747	$260,398	$45,215	$(32,685)	$272,928

Non-Control Investments
EMCAP Loan Holdings, LLC	Membership Interest	Own	4.67%	—	—	62	1,000	—	—	1,000

Biller Genie Software, LLC	Membership Interest	Own	1.82%	—	—	—	—	360	—	360

Total Non-Control Investments				$—	$—	$62	$1,000	$360	$—	$1,360

Total Affiliate Investments				$—	$1,582	$22,809	$261,398	$45,575	$(32,685)	$274,288

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
(6) Index based floating rate debt investment with interest at rate of Prime plus a contractual spread which typically reset monthly prior to repayment in the second quarter of 2022.
(7) Fixed rate debt investment prior to repayment during the third quarter of 2022.

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
•the impact of inflation, rising interest rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
•the impact of the ongoing war between Russia and Ukraine and general uncertainty surrounding the political stability of the United States, the United Kingdom, the European Union and China;
•the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and
•our ability to recover unrealized losses;
•NSBF’s ability to issue SBA 7(a) guaranteed loans;
•the effect of legal, tax and regulatory changes, including the recently announced Inflation Reduction Act of 2022;
•the ability of our SBA 7(a) borrowers to pay principal and interest, including after any deferment period granted by NSBF; and
•the ability to enter into and/or maintain joint ventures or other financing arrangements.

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A-“Risk Factors” of Part II of this quarterly report on Form 10-Q and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, filed with the SEC on May 9, 2022, and August 8, 2022, respectively, Item 1A-“Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022, and under “Forward-Looking Statements” of this Item 2.

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

On August 2, 2021, the Company entered into the Stock Purchase Agreement to acquire all of the issued and outstanding stock of NBNYC (the Acquisition). This Acquisition is part of a plan to reposition the Company as a bank holding company that intends to elect financial holding company status, and is subject to Regulatory Approvals. In connection with this plan, on June 1, 2022, the Company held a special meeting of shareholders, at which the Company's shareholders approved a proposal to authorize the Company’s Board of Directors to discontinue the Company’s election to be regulated under the Investment Company Act of 1940, subject to Regulatory Approvals and other conditions described in the proxy statement filed with the SEC on May 2, 2022. Subsequent to the approval of this proposal, which was required under the 1940 Act, the Company may choose to discontinue its election as a BDC; however, the Company’s Board of Directors will not seek to discontinue the Company’s election as a BDC until after the Company receives the required Regulatory Approvals and after certain of the Acquisition closing conditions are met. The final decision on the timing of the Company’s discontinuance from regulation as a BDC will be made by the Board of Directors based on such factors deemed appropriate by the Board of Directors, including the then current status of the Acquisition and discussions with applicable regulatory authorities; the Company currently intends to maintain its status as a BDC and RIC in the near term. The consideration payable by the Company at closing of the Acquisition will be $20.0 million in cash, subject to certain adjustments. In addition, the Stock Purchase Agreement contemplates that, as of the closing and subject to Regulatory Approvals, NBNYC will dividend to the NBNYC selling shareholders (“Sellers”) both NBNYC’s owned property in Flushing, New York and cash in the amount equal to the excess, if any, of NBNYC’s tangible common equity as of the closing date over $20.0 million. The Stock Purchase Agreement contains certain customary representations and warranties made by each party. The Company and the Sellers have the right to terminate the Stock Purchase Agreement under certain circumstances, including if the purchase has not occurred on or prior to January 3, 2023 or if the requisite applications and Regulatory Approvals have been denied. We anticipate receiving the required Regulatory Approvals during the fourth quarter of 2022. If the Stock Purchase Agreement is terminated in certain circumstances specified therein, the Company may be required to pay NBNYC a fee of $0.2 million.

Following the closing of the Acquisition, the Company intends to operate as a bank holding company, subject to certain Regulatory Approvals. Specifically, the Company intends to contribute certain of its wholly-owned lending portfolio companies to NBNYC, and to provide centralized lending operations through NBNYC. The Company intends to further develop the Company’s current patented technology, which the Company anticipates will complement its proposed banking offerings, subject to Regulatory Approvals. The Company also intends to retain its current board of directors and management, as supplemental by additional personnel with banking experience. However, there can be no assurances that the Company will close the Acquisition, receive the required Regulatory Approvals, or that the Company will be able to successfully operate as a bank holding company.

If the Company obtains the required Regulatory Approvals and subsequently discontinues its election to be treated as a BDC and converts to a bank holding company, the Company will no longer be subject to the 1940 Act, and the Company would lose its ability to be taxed on a pass-through basis as a RIC. Additionally, as a bank holding company, the Company would be subject to regulation and supervision that may be different from its current regulation and supervision, and would be required to comply with accounting and financial reporting requirements that may be different from its current reporting requirements. Moreover, converting to a bank holding company may make it more difficult for the Company to be acquired. For information on the risks of converting to a bank holding company, see “Item 1A. Risk Factors – Risk Related to Converting to a Financial Holding Company” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.
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
However, as part of our plan to reposition ourself as a bank holding company that intends to elect financial holding company status, if we discontinue the Company's election as a business development company under the 1940 Act, we will no longer be subject to the investment restrictions under the 1940 Act, and no longer qualify as a RIC under the Code. See “Item 1A. Risk Factors - Risks Related to Converting to a Financial Holding Company” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

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

We target our debt investments, which are principally made through our business finance ecosystem under the SBA 7(a) program, to produce a coupon rate of prime plus 2.25% to 3.00% which enables us to generate rapid sales of guaranteed portions of SBA 7(a) loans in the secondary market. We typically structure our debt investments with the maximum seniority and collateral along with personal guarantees from portfolio company owners, in many cases collateralized by other assets including real estate. In most cases, our debt investment will be collateralized by a first lien on the assets of the portfolio company and a first or second lien on assets of guarantors, in both cases primarily real estate. All SBA loans are made with personal guarantees from any owner(s) of 20% or more of the portfolio company’s equity. The amount of new debt investments, particularly SBA 7(a) loans that we originate, will directly impact future investment income. In addition, future amounts of unrealized appreciation or depreciation on our investments, as well as the amount of realized gains or losses, will also fluctuate depending upon economic conditions and the performance of our investment portfolio. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.

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

On March 27, 2020, the CARES Act was signed into law in response to the COVID-19 pandemic and established the PPP. NSBF participated in the PPP and funded the balance of its PPP loans in July 2021. Income earned in connection with the PPP should not be viewed as recurring.

Economic and COVID-19 Developments

We have observed and continue to observe supply chain interruptions, significant labor and resource shortages, commodity inflation, rising interest rates, economic sanctions as a result of the ongoing war between Russia and Ukraine and elements of economic and financial market instability in the United States, the United Kingdom, the European Union and China. One or more of these factors may contribute to increased market volatility, may have long term effects in the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Additionally, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the companies similar to those in which we invest could experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. While we are not seeing signs of an overall, broad deterioration in our portfolio company results at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

Over two years after COVID-19 was recognized as a pandemic by the World Health Organization, its continued persistence in the United States and worldwide and the magnitude of the economic impact of the outbreak continue to create an uncertain environment in which we and our portfolio companies operate. The preventative measures taken to contain or mitigate the spread of COVID-19 have caused, and may in the future cause, business shutdowns, cancellations of events and other travel disruptions. We continue to closely monitor our portfolio companies; however, we are unable to predict the duration of any business and supply-chain disruptions and resource shortages, the extent to which COVID-19 or economic conditions will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.

Price Range of Common Stock
Our common stock is traded on the Nasdaq Global Market under the symbol “NEWT.” High and low prices for the common stock over the previous two years are set forth below, based on the highest and lowest intraday sales price per share during that period.

	Price Range		NAV[1]	Premium of High Sales Price to NAV[2]	Premium of Low Sales Price to NAV[2]
	High	Low
2020
Third Quarter	$20.50	$16.73	$15.41	33%	9%
Fourth Quarter	$19.82	$16.24	$15.70	26%	3%

2021
First Quarter	$28.63	$18.77	$16.28	76%	15%
Second Quarter	$38.78	$26.41	$16.38	137%	61%
Third Quarter	$36.41	$24.07	$16.23	124%	48%
Fourth Quarter	$32.38	$25.63	$16.72	94%	53%

2022
First Quarter	$28.70	$24.00	$16.49	74%	46%
Second Quarter	$27.18	$17.65	$16.31	67%	8%
Third Quarter	$23.11	$15.65	$16.04	44%	(2)%
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
Guarantees
The Company is a guarantor on the Receivable and Inventory Facility at NBC. Maximum borrowings under the Receivable and Inventory Facility are $12.0 million and will be reduced until the facility matures in May 2023. At September 30, 2022, total principal owed by NBC was $10.3 million. In addition, the Company deposited $0.75 million to collateralize the guarantee. At September 30, 2022, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Capital One Facility, NBL Deutsche Bank Facility and NBL One Florida Bank Facility. Maximum borrowings under the NBL Capital One Facility are $75.0 million with an accordion feature to increase maximum borrowings to $150.0 million. The lenders’ commitments terminate in November 2022, with all amounts due under the NBL Capital One Facility maturing in November 2023. Maximum borrowings under the NBL Deutsche Bank facility $100.0 million with a maturity date in March 2023. Maximum borrowings under the NBL One Florida Bank facility are $20.0 million with a maturity date in September 2024. At September 30, 2022, total principal owed by NBL under these facilities was $37.1 million. At September 30, 2022, the Company determined that it is not probable that payments would be required to be made under these guarantees.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $50.0 million. The Webster Facility matures in November 2023. At September 30, 2022, total principal outstanding was $21.9 million. At September 30, 2022, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company’s Non-Conforming Conventional Commercial Loan Program

NCL: We established a 50/50 joint venture, NCL, between Newtek Commercial Lending, Inc., a wholly-owned subsidiary of Newtek, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq:TCPC). NCL provided non-conforming conventional commercial and industrial term loans to U.S. middle-market companies and small businesses. NCL ceased funding new loans during 2020. On January 28, 2022, NCL closed a conventional commercial loan securitization with the sale of $56.3 million Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL’s portfolio of conventional commercial business loans, including loans secured by liens on commercial or residential mortgaged properties, originated by NCL and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay the Deutsche Bank credit facility and return capital to the NCL partners. Refer to NOTE 3—INVESTMENTS for selected financial information and a schedule of investments of NCL as of September 30, 2022.

Newtek-TSO JV: On August 5, 2022, Newtek Commercial Lending, Inc. and TSO II Booster Aggregator, L.P. (“TSO II”) entered into a joint venture, Newtek-TSO JV, governed by the Amended and Restated Limited Partnership Agreement for the Newtek-TSO JV. Newtek Commercial Lending, Inc. and TSO II each committed to contribute an equal share of equity funding to the Newtek-TSO JV and each will have equal voting rights on all material matters. The Newtek-TSO JV intends to deploy capital over the course of time with additional leverage supported by a warehouse line of credit. The intended purpose of the Newtek-TSO JV will be to invest in non-conforming conventional commercial and industrial term loans made to middle-market companies as well as small businesses. It is anticipated that Newtek-TSO JV will begin making investments during the fourth quarter of 2022.

Unfunded Commitments

At September 30, 2022, the Company had $15.3 million of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

Loan Portfolio Asset Quality and Composition
The following tables set forth distributions of the cost basis of the Company’s SBA 7(a) loan portfolio at September 30, 2022 and December 31, 2021, respectively, in thousands. The tables include loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at September 30, 2022 and December 31, 2021 is $11.8 million and $18.5 million, respectively.
Distribution by Business Type

As of September 30, 2022
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	2,655	$404,591	$152	80.5%
Business Acquisition	377	68,662	207	13.7%
Start-Up Business	314	29,147	96	5.8%
Total	3,346	$502,400	$150	100.0%

As of December 31, 2021
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	2,162	$349,999	$162	81.1%
Business Acquisition	333	59,794	207	13.8%
Start-Up Business	266	22,176	96	5.1%
Total	2,761	$431,970	$156	100.0%
Distribution by Borrower Credit Score

September 30, 2022
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	11	$3,060	$278	0.6%
551 to 600	55	13,825	251	2.8%
601 to 650	285	55,539	195	11.1%
651 to 700	869	137,158	158	27.3%
701 to 750	1,188	170,497	144	33.9%
751 to 800	822	110,135	134	21.9%
801 to 850	114	12,141	106	2.4%
Not available	2	44	22	0.0%
Total	3,346	$502,400	$150	100.0%

December 31, 2021
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	15	$3,562	$237	0.8%
551 to 600	59	15,322	260	3.6%
601 to 650	299	59,139	198	13.7%
651 to 700	754	118,150	157	27.4%
701 to 750	914	140,720	154	32.6%
751 to 800	632	85,479	135	19.8%
801 to 850	86	9,548	111	2.2%
Not available	2	49	25	0.0%
Total	2,761	$431,970	$179	100.0%

Distribution by Primary Collateral Type

September 30, 2022
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	1,048	$224,586	$214	44.8%
Machinery and Equipment	482	85,054	176	16.9%
Residential Real Estate	965	81,898	85	16.3%
Accts Receivable and Inventory	420	75,769	180	15.1%
Other	100	26,313	263	5.2%
Unsecured	282	5,718	20	1.1%
Furniture and Fixtures	36	2,210	61	0.4%
Liquid Assets	13	851	65	0.2%
Total	3,346	$502,400	$150	100.0%

December 31, 2021
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	1,016	$228,381	$225	53.0%
Machinery and Equipment	430	73,433	171	17.0%
Accounts Receivable and Inventory	312	50,692	162	11.7%
Residential Real Estate	707	47,240	67	10.9%
Other	93	26,509	285	6.1%
Unsecured	161	2,984	19	0.7%
Furniture and Fixtures	28	1,797	64	0.4%
Liquid Assets	14	936	67	0.2%
Total	2,761	$431,970	$156	100.0%

Distribution by Days Delinquent

September 30, 2022
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Accrual
Current	3,098	$431,347	$139	85.8%
31 to 60 days	42	12,195	—	2.4%
61 to 90 days	—	—	—	—%
91 days or greater	—	—	—	—%
Non-accrual	206	58,858	286	11.8%
Total	3,346	$502,400	$150	100.0%

December 31, 2021
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Accrual
Current	2,512	365,198	$145	84.6%
31 to 60 days	59	12,646	214	2.9%
61 to 90 days	—	—	—	—%
91 days or greater	—	—	—	—%
Non-accrual	190	54,126	285	12.5%
Total	2,761	$431,970	$156	100.0%

Consolidated Results of Operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code.
Comparison of the three months ended September 30, 2022 and 2021
Investment Income

(in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Change
Investment income:
Interest income - PPP loans	$—	$269	$(269)
Interest income - SBA 7(a) loans	9,557	7,725	1,832
Interest income - non-control investments	—	126	(126)
Dividend income	7,224	23	7,201
Servicing income	3,575	2,819	756
Other income	3,224	1,446	1,778
Total investment income	$23,580	$12,408	$11,172

Interest Income
The Company began earning interest income from PPP loans in the second quarter of 2020 under the CARES Act. By July 2021, NSBF funded the balance of its PPP loans and therefore the Company did not earn any PPP interest income during 2022. NSBF redeployed the resources used to generate PPP loans to the origination of SBA 7(a) loans.

The increase in interest income on SBA 7(a) loans was attributable to an increase in the average outstanding performing portfolio of SBA non-affiliate investments to $472.0 million from $413.7 million for the three months ended September 30, 2022 and 2021, respectively. The increase in the average outstanding accrual portfolio resulted from the origination of new SBA non-affiliate investments period over period.
In September 2020, the Company purchased one loan from NBL, a wholly-owned controlled portfolio company and began recording unrealized results on non-control/non-affiliate investments. In November 2021, the Company sold the loan to NCL and therefore the Company does not have any unrealized results from non-control/non-affiliate investments during 2022.
Dividend Income

Dividend income was earned from the following portfolio companies for the three months ended September 30, 2022 and 2021:

(in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Change
Newtek Merchant Solutions, LLC (NMS)	$4,350	$—	$4,350
Mobil Money, LLC	125	—	125
Newtek Conventional Lending, LLC	360	—	360
Newtek Business Lending, LLC	1,650	—	1,650
Automated Merchant Services, LLC	720	—	720
EMCAP Loan Holdings, LLC	19	23	(5)
Total dividend income	$7,224	$23	$7,201
Dividend income is dependent on portfolio company earnings and portfolio company capital investment objectives and opportunities. Current quarter and historical dividend income may not be indicative of future period dividend income, particularly in light of the ongoing COVID-19 pandemic and current economic conditions. See “Economic and COVID-19 Developments.”
NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the three months ended September 30, 2022 and 2021:

(in thousands):	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Change
Total NSBF originated servicing portfolio	$2,217,497	$1,839,239	$378,258
Total average NSBF originated portfolio earning servicing income	$1,428,152	$1,152,909	$275,243
Total servicing income earned	$3,575	$2,819	$756
The increase in servicing income is related to an increase in the total portfolio investments for which we earn servicing income period over period, due to an increase in SBA 7(a) loan originations period over period.

Other Income

Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The increase was related to an increase in legal, prepayment and packaging fees earned as a result of the higher volume of SBA 7(a) loans originated of $223.0 million compared to $163.9 million for the three months ended September 30, 2022 and 2021, respectively. As a result of the uncertain economic impact to U.S. small businesses at the onset of the COVID-19 pandemic, the Company temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans in March 2020 through July 2021, when NSBF funded the balance of its PPP loans. NSBF has redeployed the resources used to generate PPP loans to the origination of SBA 7(a) loans.

Expenses:

(in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Change
Salaries and benefits	$4,772	$2,351	$2,421
Interest	6,917	5,177	1,740
Depreciation and amortization	58	72	(14)
Professional fees	1,509	1,418	91
Origination and loan processing	2,866	4,586	(1,720)
Origination and loan processing - related party	5,430	3,177	2,253
Other general and administrative costs	1,823	2,322	(499)
Total expenses	$23,375	$19,103	$4,272

Salaries and Benefits

The increase in salaries and benefits was attributable to an increase in salaries and bonuses and related accruals during the third quarter of 2022 as compared to 2021 due to increased performance pay as well as a higher headcount period over period.

Interest Expense
The following is a summary of interest expense by facility for the three months ended September 30, 2022 and 2021:

(in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Change
Notes payable - Securitization Trusts	$2,687	$1,297	$1,390
Bank notes payable	1,331	486	845
2024 Notes	605	1,238	(633)
2025 6.85% Notes	60	286	(226)
2025 5.00% Notes	375	—	375
2026 Notes	1,761	1,761	—
Notes payable - related parties	98	109	(11)
Total interest expense	$6,917	$5,177	$1,740

The increase in interest expense period over period is primarily from additional interest on the 2025 5.00% Notes of $0.4 million, Notes payable - Securitization Trusts of $1.4 million, and Bank notes payable of $0.8 million related to an increase in the average outstanding balance and interest rates period over period. The increase was partially offset by the redemption of the 2025 6.85% Notes and partial redemption of the 2024 Notes, which resulted in a reduction of $0.2 million and $0.6 million of interest expense, respectively.

Professional Fees

The increase in professional fees period over period is attributable to fees related to the implementation of a new general ledger system as well as fees related to the Company's plan to reposition itself as a bank holding company.

Origination and Loan Processing

The increase in origination and loan processing expenses was attributed to an increase in underwriting, origination, closing and compliance fees related to the increase in SBA 7(a) loan fundings period over period. NSBF has redeployed the resources used to generate PPP loans to the origination of SBA 7(a) loans.

Net Realized Gains and Net Unrealized Appreciation and Depreciation

Net realized gains (losses) from SBA non-affiliate investments for the three months ended September 30, 2022 and 2021 were a net realized gain of $14.8 million and net realized gain of $19.3 million, respectively. This included realized losses of $4.9 million and $3.2 million, respectively.

Net Realized Gains on SBA 7(a) Non-Affiliate Investments

	Three Months Ended
	September 30, 2022		September 30, 2021
	# of Debt Investments	$ Amount (in thousands)	# of Debt Investments	$ Amount (in thousands)
SBA non-affiliate investments originated during the quarter	355	$222,956	218	$163,929
SBA guaranteed non-affiliate investments sold during the quarter	321	$172,574	205	$148,092
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$19,632	—	$22,437
Average sale price as a percent of principal balance[1]	—	109.46%	—	113.04%
(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

As a result of the uncertain economic impact to U.S. small businesses created by the COVID-19 pandemic, the Company’s Executive Committee and Lending Team temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans in March 2020, resulting in a higher volume of SBA 7(a) loans for the three months ended September 30, 2022 compared to 2021 as NSBF has redeployed resources used to generate PPP loans to the origination of SBA 7(a) loans.

For the three months ended September 30, 2022, the average sale price as a percent of principal balance was 109.46% compared to 113.04% for the prior period. The decrease reflects the lagging prime rate adjustments and the quarterly reset of interest rates on our loan portfolio.

Net Unrealized Appreciation (Depreciation)

(in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Change
Net unrealized (depreciation) appreciation on SBA guaranteed non-affiliate investments	$(297)	$123	$(420)
Net unrealized (depreciation) appreciation on SBA unguaranteed non-affiliate investments	(3,611)	998	(4,609)
Net unrealized appreciation on controlled investments	2,040	7,305	(5,265)
Change in deferred taxes	(118)	(2,843)	2,725
Net unrealized depreciation on non-control investments	—	(3)	3
Net unrealized depreciation on servicing assets	(1,624)	(1,616)	(8)
Net unrealized appreciation on derivative instruments	—	341	(341)
Total net unrealized (depreciation) appreciation	$(3,610)	$4,305	$(7,915)

Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments relates to guaranteed portions of SBA debt investments made which the Company sells into a secondary market. Unrealized appreciation (depreciation) of SBA guaranteed investments represents the fair value adjustment of guaranteed portions of loans which have not yet been sold. Unrealized depreciation represents the reversal of unrealized appreciation when the SBA 7(a) loans are sold. The amount of the unrealized appreciation (depreciation) is determined by the quantity of guaranteed loans held for sale at quarter end as well as the change in secondary market pricing conditions. During the quarter ended September 30, 2022, there was a reduction in the gain-on-sale pricing as compared to the prior period.

The net unrealized depreciation on SBA unguaranteed non-affiliate investments was driven primarily by an increase in the discount rate valuation assumption year over year. See “Economic and COVID-19 Developments” for additional information.
The net unrealized appreciation on derivative instruments is attributable to interest rate movement on interest rate futures contracts. The Company does not hold any derivative instruments as of September 30, 2022 and therefore the Company does not have any unrealized appreciation on derivative instruments for the period.

Net Unrealized Appreciation (Depreciation) on Controlled Investments

Unrealized appreciation (depreciation) was derived from the following portfolio companies for the three months ended September 30, 2022 and 2021:

(in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Change
Newtek Merchant Solutions, LLC (NMS)	$(2,500)	$—	$(2,500)
Mobil Money, LLC	—	1,000	(1,000)
Newtek Technology Solutions, Inc.	(3,000)	4,500	(7,500)
CDS Business Services, Inc.	96	(3,540)	3,636
PMTWorks Payroll, LLC	360	1,500	(1,140)
Newtek Insurance Agency, LLC	1,500	(950)	2,450
Newtek Business Lending, LLC	7,000	4,500	2,500
Newtek Conventional Lending, LLC	(1,380)	296	(1,676)
Titanium Asset Management LLC	(18)	(1)	(17)
Automated Merchant Services, Inc.	53	—	53
Excel WebSolutions, LLC	(71)	—	(71)
Total net unrealized appreciation on controlled investments	$2,040	$7,305	$(5,265)

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the three months ended September 30, 2022 and 2021, we recognized a provision for deferred taxes of $0.1 million and $2.84 million, respectively, related to the net unrealized appreciation and depreciation of controlled portfolio company investments.

Comparison of the nine months ended September 30, 2022 and 2021
Investment Income

(in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Change
Investment income:
Interest income - PPP loans	$—	$49,989	$(49,989)
Interest income - SBA 7(a) loans	26,002	21,031	4,971
Interest income - non-control investments	—	374	(374)
Dividend income	20,051	121	19,930
Servicing income	9,931	8,346	1,585
Other income	7,171	3,829	3,342
Total investment income	$63,155	$83,690	$(20,535)
Interest Income
The Company began earning interest income from PPP loans in the second quarter of 2020 under the CARES Act. By July 2021, NSBF funded the balance of its PPP loans and therefore the Company did not earn any PPP interest income during 2022. NSBF redeployed the resources used to generate PPP loans to the origination of SBA 7(a) loans.
The increase in interest income from SBA 7(a) loans was attributable to the average outstanding accrual portfolio of SBA non-affiliate investments increasing to $476.8 million from $405.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in the average outstanding accrual portfolio resulted from the origination of new SBA non-affiliate investments period over period.
In September 2020, the Company purchased one loan from NBL, a wholly-owned controlled portfolio company and began earning interest income from non-control investments. In November 2021, the Company sold the loan to NCL and therefore the Company did not earn any interest income from non-control investments during 2022.
Dividend Income

Dividend income was earned from the following portfolio companies for the nine months ended September 30, 2022 and 2021:

(in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Change
Newtek Merchant Solutions, LLC (NMS)	$11,950	$—	$11,950
Newtek Technology Solutions, Inc.	1,500	—	1,500
Mobil Money, LLC	275	—	275
Newtek Conventional Lending, LLC	2,019	51	1,968
Newtek Business Lending, LLC	3,525	—	3,525
Automated Merchant Services, LLC	720	—	720
EMCAP Loan Holdings, LLC	62	70	(8)
Total dividend income	$20,051	$121	$19,930

Dividend income is dependent on portfolio company earnings and portfolio company capital investment objectives and opportunities. Current year and historical dividend income may not be indicative of future period dividend income, particularly in light of the ongoing COVID-19 pandemic and current economic conditions. See “Economic and COVID-19 Developments.”
NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the nine months ended September 30, 2022 and 2021:

(in thousands):	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Change
Total NSBF originated servicing portfolio	$2,217,497	$1,839,239	$378,258
Total average NSBF originated portfolio earning servicing income	$1,337,673	$1,126,181	$211,492
Total servicing income earned	$9,931	$8,346	$1,585
The increase in servicing income related to an increase in the total portfolio investments for which we earn servicing income period over period, due to an increase in SBA 7(a) loan originations period over period.

Other Income

Other income relates primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The increase was related to an increase in legal, prepayment and packaging fees earned as a result of the higher volume of SBA 7(a) loans originated of $586.9 million compared to $362.6 million for the nine months ended September 30, 2022 and 2021, respectively. As a result of the uncertain economic impact to U.S. small businesses at the onset of the COVID-19 pandemic, the Company temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans in March 2020. NSBF funded the balance of its PPP loans by July 2021 and redeployed the resources used to generate PPP loans to the origination of SBA 7(a) loans.

Expenses:

(in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Change
Salaries and benefits	$14,380	$12,727	$1,653
Interest	17,412	15,217	2,195
Depreciation and amortization	181	236	(55)
Professional fees	4,322	3,465	857
Origination and loan processing	7,202	10,555	(3,353)
Origination and loan processing - related party	14,698	10,830	3,868
Loss on extinguishment of debt	417	955	(538)
Other general and administrative costs	5,619	5,663	(44)
Total expenses	$64,231	$59,648	$4,583

Salaries and Benefits

The increase in salaries and benefits was attributable to an increase in salaries and bonuses and related accruals period over period due to increased performance pay as well as a higher headcount period over period.

Interest Expense
The following is a summary of interest expense by facility for the nine months ended September 30, 2022 and 2021:

(in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Change
Notes payable - Securitization Trusts	$6,095	$4,002	$2,093
Bank notes payable	2,695	1,142	1,553
2023 Notes[1]	—	549	(549)
2024 Notes[2]	1,817	3,488	(1,671)
2025 6.85% Notes[3]	379	848	(469)
2025 5.00% Notes	860	—	860
2026 Notes	5,282	4,913	369
Notes payable - related parties	284	275	9
Total interest expense	$17,412	$15,217	$2,195
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

The increase in interest expense period over period is primarily from additional interest expense on the 2026 Notes of $0.4 million, 2025 5.00% Notes of $0.9 million, Notes payable - Securitization Trusts of $2.1 million, and Bank notes payable of $1.6 million related to an increase in the average outstanding balance and interest rates period over period. The increase was partially offset by the redemption of the 2023 Notes, 2025 6.85% Notes, and partial redemption of the 2024 Notes, which resulted in a reduction of $0.5 million, $0.5 million and $1.7 million of interest expense, respectively.

Professional Fees

The increase in professional fees period over period is attributable to fees related to the implementation of a new general ledger system as well as fees related to the Company's plan to reposition itself as a bank holding company.

Origination and Loan Processing

The change in origination and loan processing expenses was due to transferring from a third party to a related party service for underwriting, origination, closing and compliance fees related to an increase in SBA 7(a) loan fundings period over period.

Loss on extinguishment of debt

On February 22, 2021, the Company redeemed all $57.5 million in aggregate principal amount of the 2023 Notes. As a result of the redemption of the 2023 Notes, the Company recorded a $1.0 million loss on extinguishment of debt during the nine months ended September 30, 2021, equivalent to the balance of unamortized deferred financing costs as of the redemption date.

On May 2022, the Company redeemed the remaining $15.0 million in aggregate principal amount of the 2025 6.85% Notes and as a result, the Company recorded a $0.4 million loss on extinguishment of debt during the nine months ended September 30, 2022, equivalent to the balance of unamortized deferred financing costs as of the redemption date.
Net Realized Gains and Net Unrealized Appreciation (Depreciation)

Net realized gains from SBA non-affiliate investments for the nine months ended September 30, 2022 and 2021 were $50.0 million and $38.1 million, respectively, which included realized losses of $8.1 million and $7.3 million, respectively.

Net Realized Gains on SBA Non-Affiliate Investments

	Nine Months Ended
	September 30, 2022		September 30, 2021
	# of Debt Investments	$ Amount (in thousands)	# of Debt Investments	$ Amount (in thousands)
SBA non-affiliate investments originated	931	$586,859	499	$362,568
SBA guaranteed non-affiliate investments sold	880	$485,779	454	$293,381
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$58,085	—	$45,376
Average sale price as a percent of principal balance[1]	—	110.02%	—	113.38%
(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

As a result of the uncertain economic impact to U.S. small businesses at the onset of the COVID-19 pandemic, the Company’s Executive Committee and Lending Team temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans in March 2020 through July 2021, resulting in a higher volume of SBA 7(a) loans for the nine months ended September 30, 2022 compared to 2021. NSBF redeployed the resources used to generate PPP loans to the origination of SBA 7(a) loans in 2021.

For the nine months ended September 30, 2022, the average sale price as a percent of principal balance was 110.02% compared to 113.38% for the prior period. The decrease reflects the lagging prime rate adjustments and the quarterly reset of interest rates on our loan portfolio.

Net Unrealized Appreciation (Depreciation)

(in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Change
Net unrealized (depreciation) appreciation on SBA guaranteed non-affiliate investments	$(5,942)	$2,533	$(8,475)
Net unrealized (depreciation) appreciation on SBA unguaranteed non-affiliate investments	(6,473)	2,583	(9,056)
Net unrealized appreciation on controlled investments	1,582	1,760	(178)
Change in deferred taxes	(175)	(2,120)	1,945
Net unrealized appreciation on non-control investments	—	521	(521)
Net unrealized depreciation on servicing assets	(3,964)	(3,322)	(642)
Net unrealized appreciation on derivative transactions	183	304	(121)
Total net unrealized (depreciation) appreciation	$(14,789)	$2,259	$(17,048)

Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments relates to guaranteed portions of SBA debt investments made which the Company sells into a secondary market. Unrealized appreciation of SBA guaranteed investments represents the fair value adjustment of guaranteed portions of loans which have not yet been sold. Unrealized depreciation represents the reversal of unrealized appreciation when the guaranteed portions of the SBA 7(a) loans are sold. The amount of the unrealized appreciation (depreciation) is determined by the quantity of guaranteed loans held for sale at quarter end as well as the change in secondary market pricing conditions. During the nine months ended September 30, 2022, there was a reduction in the gain-on-sale pricing as compared to the prior period.

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

The net unrealized appreciation on derivative instruments is attributable to interest rate movement on interest rate futures contracts.

Net Unrealized Appreciation (Depreciation) on Controlled Investments

Unrealized appreciation (depreciation) was derived from the following portfolio companies for the nine months ended September 30, 2022 and 2021:

(in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Change
Newtek Merchant Solutions, LLC (NMS)	$(3,500)	$—	$(3,500)
Newtek Technology Solutions, Inc. (NTS)	(6,400)	6,000	(12,400)
CDS Business Services, Inc.	(962)	(6,540)	5,578
PMTWorks Payroll, LLC	960	1,500	(540)
Small Business Lending, LLC	(1,265)	(5,650)	4,385
Newtek Insurance Agency, LLC	2,700	(950)	3,650
Newtek Business Lending, LLC	11,000	5,870	5,130
Newtek Conventional Lending, LLC	(3,713)	527	(4,240)
Titanium Asset Management LLC	(320)	3	(323)
Mobil Money, LLC	3,100	1,000	2,100
Automated Merchant Services, Inc.	53	—	53
Excel WebSolutions, LLC	(71)	—	(71)
Total net unrealized appreciation on controlled investments	$1,582	$1,760	$(178)

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the nine months ended September 30, 2022 and 2021, we recognized a provision for deferred taxes of $0.2 million and $2.1 million related to the net unrealized (depreciation) appreciation of controlled portfolio company investments, respectively.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Capital One Facility, Notes payable - related parties, 2024 Notes, 2025 5.00% Notes, 2026 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, including “at-the-market”, or ATM, and private offerings of securities. On July 26, 2018, our shareholders approved the application of the modified asset coverage requirement as set forth in Section 61(a)(2) of the 1940 Act. As a result, our minimum required asset coverage ratio decreased from 200% to 150%, effective July 27, 2018. As of September 30, 2022, our asset coverage was 171% based on $553.2 million of aggregate principal amount of senior securities outstanding.

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

On June 25, 2020, the Company entered into the 2020 ATM Equity Distribution Agreement. On July 20, 2022, the Company entered into Amendment No. 1 to the 2020 ATM Equity Distribution Agreement. The 2020 ATM Equity Distribution Agreement, as amended, provides that the Company may offer and sell up to 6,400,000 shares of common stock from time to time through the placement agents. From inception through September 30, 2022, we sold 2,998,339 shares of our common stock at a weighted average price of $23.14 per share. Proceeds, net of offering costs and expenses were $69.4 million. The Company paid the placement agents $1.4 million in compensation. As of September 30, 2022, there were 3,401,661 shares of common stock available for sale under the 2020 ATM Equity Distribution Agreement.

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

The 2026 Notes will mature on February 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after February 1, 2022, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price equal to the following amounts, plus accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed plus (2) the sum of the present value of the scheduled payments of interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed from the redemption date until February 1, 2023, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points; provided, however, that if the Company redeems any 2026 Notes on or after February 1, 2023 (the date falling three years prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The 2026 Notes bear interest at a rate of 5.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2021, and trade on the Nasdaq Global Market under the trading symbol “NEWTZ.” At September 30, 2022, the Company was in compliance with all covenants related to the 2026 Notes.

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

The 2024 Notes will mature on August 1, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after August 1, 2021, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 5.75% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year, commencing on November 1, 2019, and trade on the Nasdaq Global Market under the trading symbol “NEWTL.” At September 30, 2022, the Company was in compliance with all covenants related to the 2024 Notes.

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

The Base Indenture, and each supplemental indenture thereto, contains certain covenants. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. Each supplemental indenture (except for the Tenth Supplemental Indenture) includes covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by each supplemental indenture thereto. At September 30, 2022, the Company was in compliance with all covenants related to the Notes.

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

At September 30, 2022, there was $67.5 million and no balance outstanding under the guaranteed and unguaranteed lines of credit, respectively. At September 30, 2022, we were in full compliance with all applicable loan covenants.
Notes Payable - Related Parties

In June 2015 the Company entered into the Related Party RLOC with certain controlled portfolio companies. Maximum borrowings under the Related Party RLOC are $50.0 million at an interest rate equal to the lesser of 1 month LIBOR plus 2.5% or the Prime Rate plus 1.5%. At September 30, 2022, the Related Party RLOC interest rate was 4.78%. The Related Party RLOC has a maturity date of November 8, 2023. At September 30, 2022, there was $0.2 million of outstanding borrowings due to NMS under the Related Party RLOC.

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

In September 2022, NSBF completed its twelfth securitization which resulted in the transfer of $116.2 million of unguaranteed portions of SBA loans to the 2022-1 Trust. The 2022-1 Trust in turn issued securitization notes for the par amount of $103.4 million, consisting of $95.4 million of Class A notes and $20.8 million Class B notes, against the 2022-1 Trust assets in a private placement. The Class A and Class B notes received an “A-” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is October 2049. The Class A and Class B notes bear interest at an average rate of 30-day average compounded SOFR plus 2.97% across both classes.

In December 2021, NSBF completed its eleventh securitization which resulted in the transfer of $103.4 million of unguaranteed portions of SBA loans to the 2021-1 Trust. The 2021-1 Trust in turn issued securitization notes for the par amount of $103.4 million, consisting of $79.7 million of Class A notes and $23.8 million Class B notes, against the 2021-1 Trust assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is December 2048. The Class A and Class B notes bear interest at an average rate of LIBOR plus 1.92% across both classes. Generally, in the event that the one-month LIBOR or Prime Rate becomes unavailable or otherwise unpublished, NSBF will select as a replacement a comparable alternative in accordance with the terms of the 2021-1 securitization transaction documents.

In October 2019, NSBF completed its tenth securitization which resulted in the transfer of $118.9 million of unguaranteed portions of SBA loans to the 2019-1 Trust. The 2019-1 Trust in turn issued securitization notes for the par amount of $118.9 million, consisting of $93.5 million of Class A notes and $25.4 million Class B notes, against the 2019-1 Trust assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is December 2044. The Class A and Class B notes bear interest at an average rate of LIBOR plus 1.83% across both classes. Generally, in the event that the one-month LIBOR or Prime Rate becomes unavailable or otherwise unpublished, NSBF will select as a replacement a comparable alternative in accordance with the terms of the 2019-1 securitization transaction documents.

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

PPP Loan Participations

To facilitate NSBF’s involvement as a lender in the PPP, during the second quarter of 2020, NSBF entered into PPP loan participation agreements where NSBF originated PPP loans and sold participating interests to several participants. The participations were sold at par due to the short term maturity of the loans. One participant continues to hold a 90% participation interest in 1 of the 2 PPP loans that remain as of September 30, 2022. NSBF and the participant share proportionally in all interest and principal payments made on the loan. NSBF continues to hold the PPP loan notes and the PPP loan documents in order to service the loans and facilitate the PPP loan forgiveness process. The servicing liability in connection with the PPP loans was deemed immaterial. PPP loan origination fees are recognized as interest income on sale of PPP loan participations.

A transfer of financial assets must meet the sale criteria under the accounting rules in ASC Topic 860, Transfers and Servicing, in order to be considered a sale instead of a secured borrowing. The Company determined that the sale criteria are met and the Participants’ interests in the PPP loans are not held on the Company’s consolidated balance sheets.

Cash Flows and Liquidity
As of September 30, 2022, the Company’s unused sources of liquidity consisted of $27.5 million available through the Capital One facility; $18.9 million available through notes payable with related parties; and $7.4 million in unrestricted cash.

Restricted cash of $74.8 million as of September 30, 2022 is primarily held by NSBF. The majority, or $74.0 million of restricted cash includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants.

The Company generated and used cash as follows:

(in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net cash provided by (used in) operating activities	$(127,593)	$151,700
Net cash used in investing activities	(11)	—
Net cash provided by (used in) financing activities	22,876	(19)
Net (decrease) increase in cash and restricted cash	(104,728)	151,681
Cash and restricted cash, beginning of period	186,860	51,425
Cash and restricted cash, end of period	$82,132	$203,106
During the nine months ended September 30, 2022, operating activities used cash of $127.6 million, consisting primarily of (i) $586.9 million of SBA 7(a) loan investments funded; (ii) $26.6 million of investments in controlled portfolio companies; (iii) a $111.6 million decrease in due to participants which arises when loan payments are received in the current period but not processed in time to have funds remitted to the participant during the current period; the amount varies depending on payment volume and timing at quarter end; and (iv) a $27.1 million increase in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settle during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end. These uses of cash were offset by (i) $534.4 million of proceeds from the sale of SBA 7(a) guaranteed loan investments and (ii) $65.6 million of principal payments received from SBA non-affiliate investments.
Net cash provided by financing activities was $22.9 million consisting primarily of a (i) $116.2 million issuance of notes payable from the 2022-1 securitization, (ii) $17.5 million of net borrowings under our bank notes payable and (iii) $30.0 million of issuances of the 2025 5.0% Notes. These sources of cash were offset by (i) $63.7 million of principal payments related to securitization notes payable, (ii) a redemption of $15.0 million of the 2025 6.85% Notes, (iii) net repayments under the Related Party RLOC of $11.3 million and (iv) $48.3 million of dividend payments.
Contractual Obligations
The following table represents the Company’s obligations and commitments as of September 30, 2022:

(in thousands)	Payments due by period
Contractual Obligations	Total	2022	2023	2024	2025	2026	Thereafter
Bank notes payable	$67,500	$—	$67,500		$—	$—	$—
Securitization notes payable[1]	302,253	—	—	—	—	—	302,253
2024 Notes[1]	38,250	—	—	38,250	—	—	—
2025 Notes[1]	30,000	—	—	—	30,000	—	—
2026 Notes[1]	115,000	—	—	—	—	115,000	—
Employment agreements	1,123	706	417	—	—	—	—
Operating leases	8,800	472	1,928	1,981	2,035	1,915	469
Totals	$563,076	$1,178	$69,995	$40,231	$32,035	$116,915	$302,722
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
In December 2020, Rule 2a-5 under the 1940 Act was adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company complied with all applicable components of Rule 2a-5 by the compliance date in September 2022.

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

Our Board has the final responsibility for overseeing, reviewing and approving, in good faith, our determination of the fair value for our investment portfolio and our valuation procedures, consistent with 1940 Act requirements. We believe our investment portfolio as of September 30, 2022 and December 31, 2021 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Income Recognition
Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-

accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection.
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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the nine months ended September 30, 2022 and 2021, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $12.9 million and $12.7 million at September 30, 2022 and December 31, 2021, respectively, and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts and transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective as of March 12, 2020 through December 31, 2022. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates, however, the impact of the adoption is not expected to be material. The adoption of ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.

In November 2020, the SEC published Release No. IC-34084, Use of Derivatives by Registered Investment Companies and Business Development Companies, and adopted rules amending Rule 18f-4 and Rule 6c-11. Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and certain testing and board reporting requirements. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules, provided that the BDC adopts written policies and procedures that are reasonably designed to manage the BDC's derivatives risks and comply with certain recordkeeping requirements. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. The Company currently qualifies as a "limited derivatives user" and expects to continue to do so, therefore, the adoption of the rules did not have a material impact on the Company’s consolidated financial statements.

In December 2020, Rule 2a-5 under the 1940 Act was adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The adoption of Rule 2a-5 did not have a material impact on the consolidated financial statements.

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

Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of September 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Uncertainty with respect to the economic effects of the ongoing COVID-19 pandemic, the ongoing war between Russia and Ukraine, rising inflation, increasing interest rates and the risk of recession has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below.
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
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents and restricted cash) which was approximately $82.1 million at September 30, 2022. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. As of September 30, 2022, cash deposits in excess of insured amounts totaled approximately $43.7 million.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures:

As of September 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 1, 2022, and in Part II, “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, filed on May 9, 2022 and August 8, 2022, respectively, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with the DRIP. During the three and nine months ended September 30, 2022 and September 30, 2021 we issued 50,500 and 22,000 shares of common stock, respectively, valued at $0.9 million and $0.6 million, respectively to shareholders in connection with the DRIP.

We also issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with dividends on unvested restricted stock awards. During the three and nine months ended September 30, 2022 and September 30, 2021 we issued an additional 21,700 and 7,600 shares, respectively, valued at $0.4 million and $0.2 million, respectively, related to dividends on unvested restricted stock awards.

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

10.1*
Amended and Restated Limited Partnership Agreement of Newtek-TSO II Conventional Credit Partners, LP, dated as of August 5, 2022, entered into by Newtek Commercial Lending, Inc. and TSO II Booster Aggregator, LP, filed herewith.

10.2*	Second Amendment to Stock Purchase Agreement, dated as of September 13, 2022, by and between the Company and Richard Gelman, filed herewith.

31.1*	Certification by Principal Executive Officer required by Rules 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2*	Certification by Principal Financial Officer required by Rules 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1**	Certification by Principal Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2**	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021; (iii) the Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2022 and 2021; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEK BUSINESS SERVICES CORP.

Date: November 8, 2022	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: November 8, 2022	By:	/S/ NICHOLAS LEGER
Nicholas Leger
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)