Form 10-K
period 2022-12-31
NewtekOne, Inc.
filed 2023-03-16
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____
Commission file number: 814-01035
NEWTEKONE, INC.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $432.0 million as of the last business day of the registrant’s second fiscal quarter of 2022, based on a closing price on that date of $18.93 on the Nasdaq Global Market. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.
As of March 14, 2023, there were 24,608,631 shares issued and outstanding of the registrant’s Common Stock, par value $0.02 per share.

NEWTEKONE, INC. AND SUBSIDIARIES

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to NewtekOne, Inc. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2016-1 Trust	Newtek Small Business Loan Trust, Series 2016-1, terminated in December 2021
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1
2019-1 Trust	Newtek Small Business Loan Trust, Series 2019-1
2021-1 Trust	Newtek Small Business Loan Trust, Series 2021-1
2022-1 Trust	Newtek Small Business Loan Trust, Series 2022-1
2022 Notes	7.50% Notes due 2022, redeemed in August 2019
2023 Notes	6.25% Notes due 2023, redeemed in February 2021
2024 Notes	5.75% Notes due 2024
2025 6.85% Notes	6.85% Notes due 2025, redeemed in May 2022
2025 5.00% Notes	5.00% Notes due 2025
2025 8.125% Notes	8.125% Notes due 2025
2025 Notes	Collectively, the 2025 6.85% Notes, the 2025 5.00% Notes and the 8.125% Notes due 2025
2026 Notes	5.50% Notes due 2026
ABL	Asset based lending
Acquisition	The Company’s Acquisition of NBNYC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC for $20 million
Amended 2019 ATM Distribution Agreement	First Amendment and Supplement to the Equity Distribution Agreement, dated as of February 28, 2020, by and among the Company and the placement agents
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
2017 ATM Equity Distribution Agreement	Second Amended and Restated Equity Distribution Agreement, dated August 31, 2018 by and among the Company and the placement agents
2019 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated July 10, 2019 by and among the Company and the placement agents
2020 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated June 25, 2020 by and among the Company and the placement agents, as amended on July 20, 2022
BDC	Business Development Company under the 1940 Act
BHCA	The Bank Holding Company Act of 1956
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
C&I	Conventional commercial and industrial loans
CFPB	Consumer Financial Protection Bureau
Code	Internal Revenue Code of 1986, as amended
CRA	The Community Reinvestment Act
CRE	Conventional commercial real estate lending
Deutsche Bank	Deutsche Bank AG
DIF	Deposit Insurance Fund of the FDIC
DRIP	The Company's dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Equity Incentive Plan	The Company's 2015 Equity Incentive Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Federal Reserve	Board of Governors of the Federal Reserve System
FDIC	Federal Deposit Insurance Corporation

FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank System
LIBOR	London Interbank Offered Rate
NAV	Net Asset Value
NBL Capital One Facility	Revolving Credit and Security Agreement between NBL SPV1, LLC, a wholly-owned subsidiary of NBL, and Capital One
NBL Deutsche Bank Facility	Revolving Credit and Security Agreement between NBL SPV2, LLC, a wholly-owned subsidiary of NBL, and Deutsche Bank
NBL One Florida Bank Facility	Revolving Credit and Security Agreement between NBL SPV3, LLC, a wholly-owned subsidiary of NBL, and One Florida Bank
NBNYC	National Bank of New York City, which has been renamed Newtek Bank, National Association
Newtek Bank	Newtek Bank, National Association
Receivable and Inventory Facility	Loan and Security Agreement between NBC and Webster, as successor by merger to Sterling National Bank, as lender, to fund accounts receivable and inventory financing arrangements.
Related Party RLOC	Unsecured revolving line of credit agreement between NMS as lender and NewtekOne as borrower
OCC	Office of the Comptroller of the Currency
PLP	Preferred Lender Program, as authorized by the SBA
PPP	Paycheck Protection Program
Related Party RLOC	Unsecured revolving line of credit agreement between NMS as lender and NewtekOne as borrower
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SBLC	Small Business Lending Company
SEC	U.S. Securities and Exchange Commission
SMB	Small-and-medium sized businesses
Stock Purchase Agreement	Stock Purchase Agreement dated August 2, 2021, between the Company, NBNYC and certain NBNYC shareholders to acquire all of the issued and outstanding stock of NBNYC, as amended through December 12, 2022
Taxable Subsidiaries	Companies formed by Newtek which are taxed as corporations for income tax purposes
Trustee	U.S. Bank, National Association
TSO II	TSO II Booster Aggregator, L.P.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States
Webster	Webster Bank, N.A.

Portfolio Companies and Subsidiaries as of December 31, 2022
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
NBL	Newtek Business Lending, LLC, a wholly-owned controlled portfolio company
NCL	Newtek Conventional Lending, LLC, a 50% owned portfolio company
Newtek-TSO JV	Newtek-TSO II Conventional Credit Partners, LP, a 50% owned portfolio company
Exponential	Exponential Business Development Co., Inc., a Taxable Subsidiary
NMS	Newtek Merchant Solutions, LLC (formerly Universal Processing Services of Wisconsin LLC), a wholly-owned controlled portfolio company
Mobil Money	Mobil Money, LLC, a wholly-owned controlled portfolio company
NTS	Newtek Technology Solutions, Inc., a wholly-owned controlled portfolio company
IPM	International Professional Marketing, Inc., a former wholly-owned controlled portfolio company which merged into NTS on July 1, 2021
SIDCO	SIDCO, LLC dba Cloud Nine Services, a wholly-owned subsidiary of NTS
EWS	Excel WebSolutions, LLC, a wholly-owned controlled portfolio company
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a wholly-owned controlled portfolio company

SBL	Small Business Lending, LLC, a wholly-owned controlled portfolio company
BSP	ADR Partners, LLC dba banc-serv Partners, LLC, a former wholly-owned controlled portfolio company
NPS or PMT	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a wholly-owned controlled portfolio company
NIA	Newtek Insurance Agency, LLC, a wholly-owned controlled portfolio company
TAM	Titanium Asset Management LLC, a wholly-owned controlled portfolio company
EMCAP	EMCAP Loan Holdings, LLC
POS	POS on Cloud, LLC, dba Newtek Payment Systems, a controlled portfolio company

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our loan portfolio, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:
•our future operating results;
•
•our business prospects and the prospects of our subsidiaries;
•
•
•our contractual arrangements and relationships with third parties;
•
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•
•the ability of our business to achieve its objectives;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•the adequacy of our cash resources and working capital;
•our ability to operate as a financial holding company and increased compliance and other costs associated with such operations;
•our ability to operate our subsidiary Newtek Bank, a national bank regulated and supervised by the OCC, and increased compliance and other costs associated with such operations;
•
•the timing of cash flows, if any, from the operations of our subsidiaries;
•Newtek Bank’s ability to maintain its SBA 7(a) license and obtain PLP status under the SBA 7(a) program;
•Newtek Bank’s ability to sell the guaranteed portions of SBA 7(a) loans at premiums;
•Our ability to wind-down NSBF in an orderly manner and transition its SBA 7(a) lending activities to Newtek Bank;
•the valuation of NSBF’s portfolio of SBA 7(a) loans;
•the ability of NSBF’s and Newtek Bank’s SBA 7(a) borrowers to pay principal and interest, including after any deferment periods granted by NSBF or Newtek Bank; and
•Newtek Bank’s ability to originate SBA 7(a) guaranteed loans.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•an economic downturn could impair our subsidiaries’ ability to continue to operate or repay their borrowings, which could adversely affect our results;
•a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•interest rate volatility, including the decommissioning of LIBOR, which could adversely affect our results;
•impacts to financial markets and the global macroeconomic and geopolitical environment, including higher inflation and its impacts;
•higher interest rates and the impacts on macroeconomic conditions, and NewtekOne, Inc.’s funding costs; and
•the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this report and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include the ability of Newtek Bank to continue to originate loans under the SBA 7(a) program, obtain and maintain PLP status, and sell guaranteed portions of SBA 7(a) loans at premiums and grow deposits; our ability to originate new loans; our subsidiaries’ ability to generate revenue and obtain and maintain certain margins and levels of profitability; and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. However, we will update this report to reflect any material changes to the information contained herein. The forward-looking statements in this report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

ITEM 1. BUSINESS.

Prior to January 6, 2023 and during the entirety of the 2022 fiscal year, we operated as an internally managed non-diversified closed-end management investment company that was regulated as a BDC under the 1940 Act, and was treated as a RIC under the Code for U.S. federal income tax purposes.

On January 6, 2023, we completed the Acquisition of NBNYC, a national bank regulated and supervised by the OCC, and filed with the SEC a Form N-54C, Notification of Withdrawal of Election to be Subject to the 1940 Act, following approval from our shareholders, and ceased to be a BDC. As a result of the Acquisition, we are now a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. We no longer qualify as a regulated investment company for federal income tax purposes and no longer qualify for accounting treatment as an investment company.

Our Business

We are a financial holding company that is a leading business and financial solutions provider to SMBs. NewtekOne® and its subsidiaries provide SMBs with the following Newtek® branded business and financial solutions: Newtek Bank, Newtek Lending, Newtek Payments, Newtek Insurance, Newtek Payroll and Newtek Technology. We have an established and reliable platform that is not limited by client size, industry type, or location. As a result, we believe we have a strong and diversified client base across the United States and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us to acquire and process our SMB clients in a very cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software, which is similar to, but we believe better suited for our needs than, the system popularized by Salesforce.com and similar providers. In addition, we have launched the Newtek AdvantageTM (patent pending) dashboard for our depository and non-depository clients. The Newtek Advantage offers NewtekOne’s clients a single online dashboard to access all of NewtekOne’s business and financial solutions. We believe the Newtek Advantage will allow NewtekOne clients to easily interact with NewtekOne subject matter experts in the areas of Banking, Lending, Payments, Technology, Payroll and Insurance. We believe the Newtek Advantage will enable us to grow core retail deposits and provide an advantage to our existing and new clients. We believe that NewtekOne’s technology and business model distinguishes us from our competitors.

We define SMBs as companies having revenues of $1.0 million to $100.0 million, and we estimate the SMB market to be over 31 million businesses in the U.S. as of October 2020, according to the SBA. We expect to generate earnings from our subsidiaries, which have historically generated revenue from business operations, including a combination of realized gains on the sale of the government guaranteed portions of SBA 7(a) loans, servicing income and other income, including revenue generated from Newtek Lending, Newtek Payments, Newtek Insurance, Newtek Payroll and Newtek Technology.

On January 6, 2023, we completed the Acquisition of NBNYC, a national bank regulated and supervised by the OCC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC for $20 million. NBNYC has been renamed Newtek Bank, National Association and has become a wholly owned subsidiary of the Company. In connection with the completion of the Acquisition, the Company contributed to Newtek Bank $31 million of cash and two of the Company’s subsidiaries, NBL and SBL. Upon the consummation of the Acquisition, Newtek Bank entered into an operating agreement with the OCC concerning certain matters including capital, liquidity and concentration limits, and memorializing the business plan submitted to the OCC.

The Company has also filed with the SEC a Form N-54C, Notification of Withdrawal of Election to be Subject to the 1940 Act, and has ceased to be a BDC as of January 6, 2023. As a result of the Acquisition, the Company is now a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. The Company no longer qualifies as a regulated investment company for federal income tax purposes and no longer qualifies for accounting treatment as an investment company. As a result, in addition to Newtek Bank and its consolidated subsidiaries, NBL and SBL, the following NewtekOne portfolio companies and subsidiaries are now consolidated non-bank subsidiaries in the Company’s financial statements: NSBF; NMS; Mobil Money, LLC; NBC; PMT; NIA TAM; Newtek Business Services Holdco 6, Inc; NCL; EWS; NTS and POS. In addition, as a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by EWS and NTS, including its subsidiary SIDCO, within two years of becoming a financial holding company, subject to any extension of the two-year period. See “Item 1A. Risk Factors – Risks Related to Regulation, Supervision and Compliance – Our status as a financial holding company requires us to curtail certain activities and imposes limitations on certain activities, which may negatively impact the Company’s business, financial condition and results of operations.”

On January 17, 2023, the Company changed its name from Newtek Business Services Corp. to NewtekOne, Inc.

NewtekOne’s Business and Financial Solutions Ecosystem

Newtek Lending

SBA 7(a) Lending

Our Newtek Lending platform includes loans originated under the federal Section 7(a) loan program, i.e., SBA 7(a) loans. The SBA is an independent government agency that facilitates one of the nation’s largest sources of SMB financing by providing credit guarantees for its loan programs. SBA 7(a) loans are partially guaranteed by the SBA, with SBA guarantees typically ranging between 50% and 90% of the principal and interest due. Under the SBA’s 7(a) lending program, a bank or other lender such as NSBF underwrites a loan between $5,000 and $5.0 million for a variety of general business purposes based on the SBA’s loan program requirements The recoveries and expenses on the unguaranteed portions of these loans are shared pari passu between the SBA and the lender, which substantially reduces the loss severity on the unguaranteed portion of a loan for SBA 7(a) loan investors. SBA 7(a) loans are typically between ten and 25 years in maturity, four to five years in duration and bear interest at the prime rate plus a spread from 2.25% to 3.00%. Since the guaranteed portions of SBA 7(a) loans carry the full faith and credit of the U.S. government, lenders may, and frequently do, sell the guaranteed portion of SBA 7(a) loans in the capital markets, hold the unguaranteed portion and retain all loan servicing rights.

Historically, prior to the acquisition of Newtek Bank, the Company’s NSBF subsidiary, a SBLC licensed by the SBA to originate SBA 7(a) loans, originated, serviced, sold and securitized loans originated under the SBA 7(a) program. As of January 6, 2023, NSBF was the third largest SBA 7(a) lender in the U.S. by loan approval dollar volume, including banks and nonbank lenders. NSBF has received PLP status, a designation whereby the SBA authorizes the most experienced SBA lenders to place SBA guarantees on loans without seeking prior SBA review and approval. PLP status has allowed NSBF to serve its clients in an expedited manner since it was not required to present applications to the SBA for concurrent review and approval. New SBA 7(a) loan originations will be transitioned to Newtek Bank, which anticipates obtaining PLP status. NewtekOne has a dedicated Senior Lending Team (as defined below) that is now supporting Newtek Bank, which will originate and service SBA 7(a) loans to qualifying SMBs and will follow the NewtekOne SBA 7(a) loan business model, as follows: originate SBA 7(a) loans, sell the guaranteed portions of the SBA 7(a) loans, typically within thirty to forty-five days of origination, and retain the unguaranteed portion until accumulating sufficient loans for investment or securitization. In a securitization, the unguaranteed portions of SBA 7(a) loans are transferred to a special purpose vehicle (a “Trust”), which in turn issues notes against the Trust’s assets in private placements. The Trust’s primary source of income for repaying the securitization notes is the cash flows generated from the unguaranteed portion of SBA 7(a) loans owned by the Trust. Principal on the securitization notes is paid by cash flows in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt. Securitization notes have an expected maturity of approximately five years, and the Trust is dissolved when the securitization notes are paid in full, either at or prior to maturity. NSBF has completed twelve (12) securitizations. Newtek Bank will continue the SBA 7(a) business model utilizing the NewtekOne Senior Lending Team and may determine to engage in securitization transactions. NSBF will continue to manage and service its portfolio of guaranteed and unguaranteed SBA 7(a) loans.

We believe our twenty years of experience as one of the largest SBA 7(a) lenders, provides us with a distinct competitive advantage over other SMB lenders that have not overcome these significant barriers-to-entry in our primary loan market. NSBF originated $775.6 million of SBA 7(a) loans during 2022 and $560.6 million of SBA 7(a) loans during 2021. We believe that we will continue to be introduced to a variety of high-quality investment opportunities through our existing loan sourcing channels and our controlled portfolio companies’ relationships with their clients.

NewtekOne has a dedicated capital markets team that sells the guaranteed portions of its SBA 7(a) loans and has securitized the unguaranteed portions of its SBA 7(a) loans. Historically, NSBF has sold the guaranteed portions of its originated SBA 7(a) loans shortly after origination and retained the unguaranteed portions until accumulating sufficient loans for a securitization. NSBF has historically sold SBA guaranteed portions of SBA 7(a) loans at premiums ranging from 106% to 123% of par value, and in current market conditions, approximately 108% to 113% of par, and any portion of the premium that is above 110% of par value is shared equally between NSBF and the SBA. However, there is no guarantee that Newtek Bank will be able to continue to earn premiums of 106% to 123% on future sales of the guaranteed portions of SBA 7(a) loans or obtain PLP status. See “Item 1A. Risk Factors - Risks related to SBA lending.” Since December 2010, NSBF maintained its securitization program for unguaranteed portions of its SBA 7(a) loans and successfully completed 12 securitization transactions with Standard & Poor’s AA or A ratings and advance rates as high as 83.5% of par value. NSBF’s most recent securitization occurred in September 2022, when it sold $116.2 million of Unguaranteed SBA 7(a) Loan-Backed Notes, Series 2022-1, consisting of $95.4 million of Class A Notes and $20.8 million Class B Notes, rated “A” and “BBB-”, respectively, by S&P Global, Inc. NSBF may complete additional securitizations in the future. Newtek Bank intends to use core deposits to fund SBA 7(a) loans and may securitize the unguaranteed portions of SBA 7(a) loans in the future, and may determine to retain the government guaranteed or unguaranteed portions of loans for longer periods, pending deployment of excess capital.

We have focused on making smaller SBA 7(a) loans, approximately $1.0 million or less, in order to maintain a diversified pool of loans that are dispersed both geographically and among industries, with a goal of limiting our exposure to regional and industry-specific economic downturns. Specifically, as of December 31, 2022, NSBF’s loan portfolio consisted of 3,538 loans originated across 50 states in 78 different industries as defined by the North American Industry Classification System (“NAICS”).

As discussed below, in addition to SBA 7(a) lending, our Newtek Lending ecosystem includes the following loan products to be originated by Newtek Bank: SBA 504 loans, C&I loans, CRE lending and ABL. In addition, non-conforming conventional loans will be originated by NewtekOne nonbank subsidiaries and joint ventures.

Commercial Banking – Newtek Bank

NewtekOne intends to centralize its Newtek Lending ecosystem within Newtek Bank (except for our nonconforming conventional lending business, discussed herein), its newly acquired commercial bank. As discussed above, Newtek Bank will be originating, servicing and selling SBA 7(a) loans in a similar manner to NSBF’s historic business model and will be originating and servicing SBA 504 loans, C&I loans, CRE loans and ABL loans.

In addition, we offer depository services and solutions through Newtek Bank. Our commercial banking clients will be able to take advantage of our full offerings via the Newtek Advantage dashboard.

Newtek Bank's business lines include:

SBA 7(a) Lending

NSBF's SBA 7(a) loan business is being transitioned to Newtek Bank. NewtekOne's dedicated Senior Lending Team, which now supports Newtek Bank, and NSBF's management team and employees who are now part of the Newtek Bank, will originate and service SBA 7(a) loans to qualifying SMBs and will follow the NewtekOne SBA 7(a) loan business model. Any delays in Newtek Bank obtaining PLP status may negatively impact Newtek Bank's SBA 7(a) loan origination volumes and revenues to be generated from the sale of guaranteed portions of SBA 7(a) loans.

SBA 504 Lending

Historically, NewtekOne’s SBA 504 loan origination business line was conducted by NBL, its former portfolio company which has become a subsidiary of Newtek Bank. SBA 504 loans provide financing of fixed assets such as real estate or equipment. NBL will continue to provide loan origination services to other parts of the Newtek Lending platform, including NewtekOne subsidiaries and joint ventures.

C&I Lending, CRE Lending and ABL Lending

The Newtek Lending ecosystem also includes C&I Lending, CRE Lending and ABL. Newtek Bank will continue to provide C&I loans and CRE loans to its commercial customers and will originate ABL loans. In addition, NewtekOne’s subsidiary, NBC provided receivables financing, inventory financing and health care receivables financing to SMBs, which obtained $10,000 to $2.0 million per month through the sale of their trade receivables or the financing of their inventories. NBC will not originate new ABL loans and will manage its current portfolio in runoff mode

Third Party Loan Servicing

SBL, a former NewtekOne portfolio company which is now a subsidiary of Newtek Bank provides third-parties with loan servicing for SBA and non-SBA loans and provides lending institutions with outsourced solutions for the entire SBA lending process, including credit analysis, structuring and eligibility, packaging, closing compliance and servicing. SBL provides loan servicing solutions to NSBF and also provides loan origination and servicing solutions to NewtekOne subsidiaries and affiliates, and has provided loan servicing solutions to banks, credit unions and government agencies including the FDIC.

Non-Conforming Conventional Commercial Loans

On May 20, 2019, the Company and its joint venture partner launched Newtek Conventional Lending, LLC (NCL JV) to provide non-conforming conventional commercial and industrial term loans to U.S. middle-market companies and small businesses. NCL JV is a 50/50 joint venture between NCL, a wholly-owned subsidiary of NewtekOne, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq:TCPC). NCL JV ceased funding new non-conventional conforming loans during 2020. On January 28, 2022, NCL JV closed a non-conforming conventional commercial loan securitization with the sale of $56.3 million of Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL JV’s portfolio of non-conforming conventional commercial business loans, including loans secured by liens on commercial or residential mortgaged properties, originated by NCL JV and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay the Deutsche Bank credit facility and return capital to the NCL JV partners.

On August 5, 2022, NewtekOne launched its second joint venture to invest in non-conforming conventional commercial loans, Newtek-TSO JV. NCL and TSO II each committed to contribute an equal share of equity funding to the Newtek-TSO JV and each have equal voting rights on all material matters. Newtek-TSO JV intends to deploy capital over the course of time with additional leverage supported by a warehouse line of credit. The intended purpose of Newtek-TSO JV is to invest in non-conforming conventional commercial and industrial term loans made to middle-market companies as well as small businesses. Newtek-TSO JV began making investments during the fourth quarter of 2022.

Newtek Payments

NewtekOne’s business and financial solutions ecosystem also includes its Newtek Payments businesses. Newtek Payments businesses include NewtekOne’s subsidiaries NMS, Mobil Money and POS.

NMS markets credit and debit card processing services, check approval services, processing equipment, and software. NMS utilizes a multi-pronged sales approach of both direct and indirect sales. NMS’ primary sales efforts focus on direct sales through our Your Business Solutions Company® brand. Their indirect sales channels consist of alliance partners, principally financial institutions (banks, credit unions, insurance companies and other related businesses), and independent sales agents across the United States. These referring organizations and associations are typically paid a percentage of the processing revenue derived from the respective merchants that they successfully refer to NMS. In 2022, NMS processed merchant transactions with sales volumes of $5.0 billion.

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

NMS’ development and growth are focused on selling NMS’ services to internally generated referrals, merchant referrals identified by NewtekOne alliance partners and by independent sales representatives. We believe NMS is different than most electronic payment processing companies who acquire their clients primarily through independent sales agents. NMS believes that its business model provides it with a competitive advantage by enabling it to acquire new merchant customers at a lower cost level for third-party commissions than the industry average. NMS’ business model allows it to own the customer as well as the stream of residual payments, as opposed to models which rely more heavily on independent sales agents.

Mobil Money provides payment processing for a merchant portfolio of taxi cabs and related licensed payment processing software.

NPS is a majority owned subsidiary of NewtekOne which provides a cloud based Point of Sale (POS) system for a variety of restaurant, retail, assisted living, parks and golf course businesses, which provides not only payments and purchase technology solutions, but also inventory, customer management, reporting, employee time clock, table and menu layouts, and ecommerce solutions as the central operating system for an SMB.

Newtek Insurance

NIA is a wholly-owned subsidiary which is a retail and wholesale brokerage insurance agency licensed in all 50 states, specializing in the sale of commercial and health/benefits lines insurance products to the SMB market as well as various personal lines of insurance.

Newtek Payroll

PMT is a wholly-owned subsidiary which offers an array of industry standard and competitively priced payroll management, and related payment and tax reporting services to SMBs.

Newtek Technology

NTS is a wholly-owned subsidiary, which along with its subsidiary SIDCO, provides website hosting, dedicated server hosting, cloud hosting, web design and development, internet marketing, ecommerce, data storage, backup and disaster recovery, and other related services including consulting and implementing technology solutions for enterprise and commercial clients across the U.S. In addition, Excel WebSolutions, LLC (“Excel”), a wholly owned subsidiary, provides website design services to SMBs. As a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by Excel, NTS and SIDCO, within two years of becoming a financial holding company, subject to any extension of the two-year period.

Newtek Branding

We have developed our branded line of business products and financial solutions to offer a full service suite of business and financial solutions for the SMB market in the United States. SMB market. NewtekOne reaches potential customers through its integrated multi-channel approach featuring direct, indirect and direct outbound solicitation efforts. We continue to utilize and grow our primary marketing channel of strategic alliance partners as well as a direct marketing strategy to SMB customers through our “go to market” brand, Your Business Solutions Company® and One Solution for All Your Business Needs®. Through our web presence, www.newtekone.com, we believe we are establishing ourselves as a preferred “go-to” provider for SMB financing and business solutions offered by NewtekOne® and its subsidiaries, including Newtek Bank®.

We believe that our patented NewTracker® system provides for transparency between NewtekOne and referring parties and has been material in our ability to obtain referrals from a wide variety of sources. The NewTracker system allows us and our alliance partners to review in real time the status of any referral as well as to provide real time compliance oversight by the respective alliance partner, which we believe creates confidence among the referred business client, the referring alliance partner and us. We own the NewTracker® patent, as well as all trademarks and other patented intellectual property used by us and our subsidiaries. Additional referrals are obtained from individual professionals in geographic markets that have signed up to provide referrals and earn commissions through our BizExec and TechExec Programs. In addition, we believe that the Newtek AdvantageTM dashboard, which patent is pending, is designed to be a management tool for our business clientele that can make their businesses more successful and that our clients can depend on. The Newtek Advantage will allow clients to access the entire suite of the NewtekOne business and financial solutions, and provide clients analytics, relationships and transactional capability that other banks do not offer. We believe the Newtek Advantage is unique because each of our clients will be assigned a NewtekOne relationship manager and specialist in each Newtek business line, and allow our clients to go into the Newtek Advantage and communicate via video or chat with a NewtekOne business line specialist.

Market Opportunity

We believe that the limited amount of capital and financial products available to SMBs, coupled with the desire of these companies for flexible and partnership-oriented sources of capital and other financial products, creates an attractive environment for us and our subsidiaries to further expand and offer our NewtekOne business and financial solutions. We believe the following factors will continue to provide us with opportunities to grow and deliver attractive returns to shareholders.

The SMB market represents a large, underserved market. We estimate the SMB market to include over 30 million businesses in the United States. We believe that SMBs, most of which are privately-held, are relatively underserved by traditional capital providers such as commercial banks, finance companies, hedge funds and collateralized loan obligation funds. Further, we believe that such companies generally possess conservative capital structures with significant enterprise value cushions, as compared to larger companies with more financing options. While the largest originators of SBA 7(a) loans have traditionally been regional and national banks, from 2012 through 2022, NSBF has consistently been the largest non-bank originator of SBA 7(a) loans by dollar volume of loan approvals and was the third largest SBA 7(a) lender in the United States as of January 6, 2023. As a result, we believe we and Newtek Bank are well positioned to provide financing to the types of SMBs that we have historically targeted and we have the technology and infrastructure in place presently to do it cost effectively in all 50 states and across many industries.

Increased demand for comprehensive, business-critical SMB solutions. Increased competition and rapid technological innovation are creating an increasingly competitive business environment that requires SMBs to fundamentally change the way they manage critical business processes. This environment is characterized by greater focus on increased quality, lower costs, faster turnaround and heightened regulatory scrutiny. To make necessary changes and adequately address these needs, we believe that companies are focusing on their core competencies and utilizing cost-effective outsourced solutions to improve productivity, lower costs and manage operations more efficiently. Our subsidiaries provide critical business solutions such as electronic payment processing, managed IT solutions, personal and commercial insurance services and full-service payroll and benefit solutions, receivables financing, funding of SBA 504 loans, which provide financing of fixed assets such as real estate or equipment, and non-conforming (non-SBA) commercial loans. We believe that each of these market segments are underserved for SMBs and since we are able to provide comprehensive financial and business solutions under the NewtekOne platform, we believe that we are well positioned to continue to realize growth from these product offerings.

Competitive Advantages

We believe that we are well positioned to take advantage of investment opportunities in SMBs due to the following competitive advantages:

Senior lending Team and Executive Committee. The key members of our Senior Lending Team, many of whom have worked together for more than ten years, each have over 25 years of experience in finance-related fields. These lending professionals have worked through two recessions, a credit crunch, the dot-com boom and bust and a historic, leverage-fueled asset valuation bubble. Each member brings a complementary component to a team well-rounded in banking, finance, accounting, operations, strategy, business law and executive management. We are led by our Executive Committee, which includes Barry Sloane, Peter Downs, Michael A. Schwartz and Nicholas Leger, under the supervision of our Board of Directors. Each member of the Executive Committee has significant experience in our fields of operations.

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

State of the Art Technology. Our patented NewTracker® software enables us to board a SMB customer, process the application or inquiry, assemble necessary documents, complete the transaction and create a daily reporting system that is sufficiently unique as to receive a U.S. patent. NewTracker® enables us to identify a transaction, similar to a merchandise barcode or the customer management system used by SalesForce.com, then process a business transaction and generate internal reports used by management and external reports for strategic referral partners. NewTracker® allows our referral partners to have digital access into our back office and follow on a real time, 24/7 basis the processing of their referred customers. NewTracker® has been applied to all of the business and financial solutions we offer directly or through our subsidiaries.

Established Direct Origination Platform with Extensive Deal Sourcing Infrastructure. We have established a direct origination pipeline for loan origination opportunities without the necessity for financial institutions or brokers as well as broad marketing channels that we believe allow for highly selective underwriting. We believe the combination of our brand, our portal, our patented NewTracker® technology, and our web presence as Your Business Solutions Company® have created an extensive deal sourcing infrastructure. Although we pay fees for loan originations that are referred to us by our alliance partners, our Senior Lending Team works directly with the borrower to assemble and underwrite loans. We rarely invest in pre-assembled loans that are sold by investment banks or brokers. As a result, we believe that our unique national origination platform has allowed us to originate attractive credits at a low cost. During 2022 and 2021 we funded $775.6 million and $560.6 million, respectively, of SBA 7(a) loans. We anticipate that our principal source of loan origination opportunities will continue to be in the same types of SMBs to which we currently provide financing. Our Executive Committee and Senior Lending Team also seeks to leverage our extensive network of additional referral sources, including law firms, accounting firms, financial, operational and strategic consultants and financial institutions, with whom we have completed investments. We believe our current infrastructure and expansive relationships will continue to enable us to review a significant amount of direct (or non-brokered) loan origination opportunities.

Flexible, Customized Financing Solutions for Seasoned, Smaller Businesses. While Newtek Bank’s primary focus will be to expand its lending by activities by providing SBA 7(a) loans,SBA 504 loans, CRE loans, C&I loans and ABL loans to SMBs, we and our subsidiaries also seek to offer SMBs a variety of attractive financing structures, as well as cost effective and efficient business solutions, to meet their capital needs through our Company and our subsidiaries. In particular we offer larger loans, between $5.0 million and $15.0 million, greater than loans available with the SBA guarantee, but with a higher interest rate to compensate for the increased risk. Unlike many of our competitors, we believe we have the business finance ecosystem that allows us to provide a complete package of business and financing solutions for SMBs, which allows for cross-selling opportunities and improved client retention. Our lending will continue to focus on making loans to SMBs that:

•have 3 to 10 years of operational history;

•significant experience in management;

•credit worthy owners who provide a personal guarantee for our investment;

•show a strong balance sheet; and

•show sufficient cash flow to be able to service the payments on our investments comfortably.

Although we may make investments in start-up businesses, we generally seek to avoid investing in high-risk, early-stage enterprises that are only beginning to develop their market share or build their management and operational infrastructure with limited collateral.

Disciplined Underwriting Policies and Rigorous Portfolio Management. We pursue rigorous due diligence of all prospective loans originated through our business finance ecosystem. Our Senior Lending Team has developed what we believe to be an extensive underwriting due diligence process, which includes a review of the operational, financial, legal and industry performance and outlook for the prospective borrower, including quantitative and qualitative stress tests, review of industry data and when necessary, consultation with outside experts regarding the creditworthiness of the borrower. These processes continue during the loan portfolio monitoring process, when we will conduct field examinations, when appropriate, review all compliance certificates and covenants and regularly assess the financial and business conditions and prospects of borrowers. In addition, SBL, an S&P rated servicer, is a third-party servicer for commercial, SBA 7(a) and other government guaranteed investments, whose exceptional servicing capabilities with compact timelines for loan resolutions and dispositions has attracted various third-party portfolios to SBL. SBL also services the loans funded by NewtekOne affiliates, including our joint ventures, and provides loan servicing to NSBF.

Former Business Development Company Status

Our predecessor was formed on June 29, 1999 under the laws of the State of New York and, on November 12, 2014, in connection with our election to be regulated as a BDC, merged with and into us for the purpose of reincorporating under the laws of the State of Maryland. From November 12, 2014 to January 6, 2023, we operated as a BDC and a RIC. As a BDC, we were required to meet certain regulatory tests, including the requirement to invest at least 70% of our gross assets in “qualifying assets.” In addition, as a BDC, we were not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our total assets). Although we are no longer subject to regulation as a BDC under the 1940 Act, the 2024 Notes and 2026 Notes require us to maintain a minimum of 150% asset coverage during the time that the 2024 and 2026 Notes are outstanding. See “Risk Factors – Risks Related to Our Common Stock – We are subject to 150% asset coverage requirements due to covenants contained in the indentures under which the 2024 and 2026 Notes were issued.”

Additionally, as a RIC, we generally did not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our shareholders.

Although we maintained our status as a BDC and a RIC through the entirety of our 2022 fiscal and tax years, upon completing the Acquisition, we filed with the SEC Form N-54C, Notification of Withdrawal of Election to be Subject to the 1940 Act, and ceased to be a BDC. As a result, we are no longer subject to regulation as a BDC under the 1940 Act, and no longer qualify for tax treatment as a RIC under the Code or investment company accounting treatment.

Regulation and Supervision

General

The U.S. financial services and banking industry is highly regulated. The bank regulatory regime is intended primarily for the protection of customers, the public, the financial system and the DIF, rather than our stockholders or creditors.

The legal and regulatory regime affects virtually all aspects of our operations. Statutes, regulations and policies govern, among other things, the scope of activities that we may conduct and the manner in which we may conduct them; our business plan and growth; our board, management, and risk management infrastructure; the type, terms, and pricing of our products and services; our loan and investment portfolio; our capital and liquidity levels; our reserves against deposits; our ability to pay dividends, repurchase our stock or distribute capital; and our ability to engage in mergers, acquisitions and other strategic initiatives. The legal and regulatory regime is continually under review by legislatures, regulators and other governmental bodies, and changes regularly occur through the enactment or amendment of laws and regulations or through shifts in policy, implementation or enforcement. Changes are difficult to predict and could have significant effects on our business. See “Item 1A Risk Factors - Risks Related to Regulation, Supervision and Compliance - As a financial holding company we operate in a highly regulated environment that affects virtually all aspects of our operations, and the need to comply with applicable laws, regulations and supervisory expectations could materially impact our business, financial condition and results of operations.”

The material regulatory requirements that are applicable to us and our subsidiaries are summarized below. The description below, as well as other descriptions of laws and regulations in this Form 10-K, are not intended to summarize all laws and regulations applicable to us and our subsidiaries, and are based upon the statutes, regulations, policies, interpretive letters and other written guidance that are in effect as of the date of this Form 10-K.

Regulatory Framework

We are subject to regulation and supervision by multiple regulatory bodies. As a bank holding company electing financial holding company status, the Company is subject to the BHCA and is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Federal Reserve. The Federal Reserve’s jurisdiction also extends to any company that is directly or indirectly controlled by a bank holding company.

As a national bank, Newtek Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the OCC. The OCC charges fees to national banks, including Newtek Bank, in connection with its supervisory activities.

Newtek Bank’s deposits are insured by the DIF up to applicable legal limits. As an FDIC-insured depository institution, Newtek Bank is subject under certain circumstances to supervision, regulation and examination by the FDIC. The FDIC charges deposit insurance assessments to FDIC-insured institutions, including Newtek Bank, to fund and support the DIF. The rate of these deposit insurance assessments is based on, among other things, the risk characteristics of Newtek Bank. The FDIC has the power to terminate Newtek Bank’s deposit insurance if it determines Newtek Bank is engaging in unsafe or unsound practices. Federal banking laws provide for the appointment of the FDIC as receiver in the event Newtek Bank were to fail, such as in connection with undercapitalization, insolvency, unsafe or unsound condition or other financial distress. In a receivership, the claims of Newtek Bank’s depositors (and those of the FDIC as subrogee of Newtek Bank) would have priority over other general unsecured claims against Newtek Bank.

We are subject to the disclosure and regulatory requirements of the Securities Act and the Exchange Act, both as administered by the SEC. Our common stock is listed on the Nasdaq Global Market under the ticker symbol “NEWT” and therefore we are also subject to the rules of Nasdaq Global Market for listed companies. We have adopted certain policies and procedures intended to comply with the Nasdaq Global Market’s corporate governance rules. We will continue to monitor our compliance with all future listing standards that are approved by the SEC and will take actions necessary to ensure that we are in compliance therewith. See “Item 1A Risk Factors - Risks Related to Regulation, Supervision and Compliance - As a financial holding company we operate in a highly regulated environment that affects virtually all aspects of our operations, and the need to comply with applicable laws, regulations and supervisory expectations could materially impact our business, financial condition and results of operations.”

Broad Powers to Ensure Safety and Soundness

A principal objective of the U.S. bank regulatory system is to ensure the safety and soundness of banking organizations. Safety and soundness is a broad concept that includes financial, operational, compliance and reputational considerations, including matters such as capital, asset quality, quality of board and management oversight, earnings, liquidity, and sensitivity to market and interest rate risk. As part of its commitment to maintain safety and soundness, at the time we acquired Newtek Bank, Newtek Bank entered into an Operating Agreement with the OCC (the “Operating Agreement”). The Operating Agreement sets forth key parameters within which Newtek Bank must operate, such as with respect to its business plan, minimum capital, minimum liquidity, risk management and compliance.

The banking and financial regulators have broad examination and enforcement authority. The regulators require banking organizations to file detailed periodic reports and regularly examine the operations of banking organizations. Banking organizations that do not meet the regulators’ supervisory expectations can be subjected to increased scrutiny and supervisory criticism. The regulators have various remedies available, which may be public or of a confidential supervisory nature, if they determine that an institution’s condition, management, operations or risk profile is unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things:

•require affirmative actions to correct any violation or practice;

•issue administrative orders that can be judicially enforced;

•direct increases in capital;

•direct the sale of subsidiaries or other assets;

•limit dividends and distributions;

•restrict growth and activities;

•set forth parameters, obligations and/or limitations with respect to the operation of our business;

•assess civil monetary penalties;

•remove officers and directors; and

•terminate deposit insurance.

Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements (including the Operating Agreement) could subject us and our subsidiaries or their officers, directors and institution-affiliated parties to a broad variety of sanctions or remedies, including those described above.

Limits on Activities and Approval Requirements

The BHCA generally restricts the Company’s ability, directly or indirectly, to engage in, or acquire more than 5% of any class of voting securities of a company engaged in activities other than those determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. The Company has elected to become a financial holding company, allowing it to engage in a broader array of financial activities than bank holding companies.

The bank regulatory regime, including through the Operating Agreement, requires that we obtain prior approval of one or more regulators for various initiatives or corporate actions, including acquisitions or minority investments, the establishment of branches, certain dividends or capital distributions, and significant deviations from Newtek Bank’s previously approved business plan. Regulators take into account a range of factors in determining whether to grant a requested approval, including the supervisory status of the applicant and its affiliates. Thus, there is no guarantee that a particular proposal by us would receive the required regulatory approvals.

The CRA requires federal banking regulators, in their review of certain applications by banking organizations, to take into account the applicant’s record in helping meet the credit needs of its community, including low- and moderate-income neighborhoods. Newtek Bank is subject to periodic examination under the CRA by the OCC, which will assign ratings based on the methodologies set forth in its regulations and guidance. Less favorable CRA ratings, or concerns raised under the CRA, may adversely affect Newtek Bank’s ability to obtain approval for certain types of applications. Newtek Bank’s latest rating by the OCC under the CRA is “Satisfactory”. See “Item 1A Risk Factors - Risks Related to Regulation, Supervision and Compliance - As a financial holding company we operate in a highly regulated environment that affects virtually all aspects of our operations, and the need to comply with applicable laws, regulations and supervisory expectations could materially impact our business, financial condition and results of operations.”

Company as Source of Strength for Newtek Bank

Federal law and Federal Reserve policy require that a bank holding company serve as a source of financial and managerial strength for any FDIC-insured depository institution that it controls. Thus, if Newtek Bank were to be in financial distress or to otherwise be viewed by the regulators as in an unsatisfactory condition, then the regulators could require the Company to provide additional capital or liquidity support, or take other action, in support of Newtek Bank, even if doing so is not otherwise in the best interest of the Company.

Regulatory Capital Requirements and Prompt Corrective Action

The banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain a specified level of capital relative to the amount and types of assets they hold. While capital can serve as an important cushion against losses, higher capital requirements can also adversely affect an institution’s ability to grow and/or increase leverage through deposit-gathering or other sources of funding.

The Company and Newtek Bank are each subject to generally similar capital requirements adopted by the Federal Reserve and the OCC, respectively. These requirements establish required minimum ratios for common equity tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and a Tier 1 leverage ratio; set risk-weighting for assets and certain other items for purposes of the risk-based capital ratios; require an additional capital conservation buffer over the minimum required capital ratios in order to avoid certain limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses; and define what qualifies as capital for purposes of meeting the capital requirements. Specifically, the capital thresholds in order to be regarded as a well-capitalized institution under the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations are as follows: a common equity tier 1 risk-based capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a Tier 1 leverage ratio of 5.0%.

The regulators assess any particular institution’s capital adequacy based on numerous factors and may require a particular banking organization to maintain capital at levels higher than the generally applicable minimums. In this regard, and unless otherwise directed by the OCC, we have made commitments for Newtek Bank to maintain a tier 1 leverage ratio of no less than 10% and a total risk-based capital ratio of 11.5% for the term of the Operating Agreement.

The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (“PCA”). The PCA regime provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA regime requires remedial actions and imposes limitations that become increasingly stringent as an institution’s condition deteriorates and its PCA capitalization category declines. Among other things, institutions that are less than well-capitalized become subject to increasingly stringent restrictions on their ability to accept and/or rollover brokered deposits.

In addition to capital requirements, depository institutions are required to maintain non-interest bearing reserves at specified levels against their transaction accounts and certain non-personal time deposits.

Regulatory Limits on Dividends and Distributions

The ability of the Company or Newtek Bank to pay dividends, repurchase stock and make other capital distributions is limited by regulatory capital rules and other aspects of the regulatory regime. For example, a policy statement of the Federal Reserve provides that, among other things, a bank holding company generally should not pay dividends if its net income for the past year is not sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition.

Dividends and capital distributions by Newtek Bank are also limited by the regulatory regimes. For example, the Operating Agreement requires Newtek Bank to be in compliance with certain capital levels before paying a dividend. Other laws and regulations generally applicable to national banks also limit the amount of dividends and capital distributions that may be made by a national bank and/or require prior approval of the OCC.

Federal Home Loan Bank System

Newtek Bank is a member of the FHLB, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Newtek Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. Newtek Bank is in compliance with this requirement with an investment in FHLB capital stock of $120,300.00 on January 18, 2023.

Consumer Protection

We are subject to a broad array of federal, state and local laws and regulations that govern almost every aspect of our business relationships with consumers. These laws relate to, among other things, the content and adequacy of disclosures, pricing and fees, fair lending, anti-discrimination, privacy, cybersecurity, usury, mortgages and housing finance, lending to service members, escheatment, debt collection, loan servicing, collateral secured lending, and unfair, deceptive or abusive acts or practices.

The CFPB is generally responsible for rulemaking with respect to certain federal laws related to the provision of financial products and services to consumers. In addition, the CFPB has examination and primary enforcement authority with respect to federal consumer financial protection laws with respect to banking organizations with assets of $10 billion or more. Newtek Bank has assets less than $10 billion; therefore, we are not currently subject to the examination and enforcement jurisdiction of the CFPB. However, many consumer protection rules adopted or amended by the CFPB do apply to us and are the subject of examination and enforcement with respect to us by the OCC.

If we fail to comply with these laws and regulations, we may be subject to significant penalties, judgments, other monetary or injunctive remedies, lawsuits (including putative class action lawsuits and actions by state and local attorneys general or other officials), customer rescission rights, supervisory or enforcement actions, and civil or criminal liability. See “Item 1A Risk Factors - Risks Related to Regulation, Supervision and Compliance - As a financial holding company we operate in a highly regulated environment that affects virtually all aspects of our operations, and the need to comply with applicable laws, regulations and supervisory expectations could materially impact our business, financial condition and results of operations.”

Anti-Money Laundering, Sanctions and Financial Crime

We are subject to a wide range of laws related to anti-money laundering, economic sanctions and prevention of financial crime, including the Bank Secrecy Act, the USA PATRIOT Act and economic sanctions programs. We are required to, among other things, maintain an effective anti-money laundering and counter-terrorist compliance program, identify and file suspicious activity and currency transaction reports, and block transactions with sanctioned persons or jurisdictions. Compliance with these laws requires significant investment of management attention and resources. These laws are enforced by a number of regulatory authorities, including the Federal Reserve, OCC, Office of Foreign Assets Control, the Financial Crimes Enforcement Network, the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. Failure to comply with these laws, or to meet our regulators’ supervisory expectations in connection with these laws, could subject us to supervisory or enforcement action, significant financial penalties, criminal liability and/or reputational harm.

Third-Party Relationship Risk Management

We utilize third-party service providers to perform a wide range of operations and other functions, which may present various risks. Our regulators will expect us to maintain an effective program for managing risk arising from third-party relationships, which should be commensurate with the level of risk and complexity of our business and our third-party relationships. If not managed effectively, the use of third-party service providers may expose us to risks that could result in regulatory action, financial loss, litigation and reputational harm.

Privacy, Information Technology and Cybersecurity

We are subject to various laws related to the privacy of consumer information. For example, we and our subsidiaries are required under federal law periodically to disclose to their retail clients our policies and practices with respect to the sharing of nonpublic client information with their affiliates and others, and the confidentiality and security of that information. In some cases, Newtek Bank must obtain a consumer’s consent before sharing information with an unaffiliated third party, and Newtek Bank must allow a consumer to opt out of Newtek Bank’s sharing of information with its affiliates for marketing and certain other purposes. We are also subject to laws and regulatory requirements related to information technology and cybersecurity. For example, the FFIEC, which is a council comprised of the primary federal banking regulators, has issued guidance and supervisory expectations for banking organizations with respect to information technology and cybersecurity. Our regulators will regularly examine us for compliance with applicable laws, and adherence to industry best practices, with respect to these topics. For example, they will evaluate our security of user and customer credentials, business continuity planning, and the ability to identify and thwart cyber-attacks.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. For example, the California Privacy Rights Act of 2020 became fully operative on January 1, 2023. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which our clients are located.

Limitations on Transactions with Affiliates and Loans to Insiders

Banks are subject to restrictions on their ability to conduct transactions with affiliates and other related parties under federal banking laws. For example, federal banking laws impose quantitative limits, qualitative requirements, and collateral standards on certain extensions of credit and other transactions by an insured depository institution with, or for the benefit of, its affiliates. In addition, most types of transactions by an insured depository institution with, or for the benefit of, an affiliate must be on terms substantially the same or at least as favorable to the insured depository institution as if the transaction were conducted with an unaffiliated third party. Federal banking laws also impose restrictions and procedural requirements in connection with the extension of credit by an insured depository institution to directors, executive officers, principal stockholders (including the Company) and their related interests. In addition, purchases and sales of assets between an insured depository institution and its executive officers, directors, and principal stockholders may also be limited under such laws. The Sarbanes-Oxley Act generally prohibits loans by public companies to their executive officers and directors. However, there is a specific exception for loans by financial institutions, such as Newtek Bank, to its executive officers and directors that are made in compliance with federal banking laws.

Acquisition of a Significant Interest in the Company

Banking laws impose various regulatory requirements on parties that may seek to acquire a significant interest in the Company. For example, the Change in Bank Control Act of 1978 would generally require that any party file a formal notice with, and obtain non-objection of, the Federal Reserve prior to acquiring (directly or indirectly, whether alone or acting in concert with any other party) 10% or more of any class of voting securities of the Company. Further approval requirements and significant ongoing regulatory consequences would apply to any company that (directly or indirectly, whether alone or as part of an association with another company) seeks to acquire “control” of the Company or Newtek Bank for purposes of the BHCA. The determination whether a party “controls” a depository institution or its holding company for purposes of these laws is based on applicable regulations and all of the facts and circumstances surrounding the investment. See “Item 1A Risk Factors - Risks Related to Regulation, Supervision and Compliance - Federal law may discourage certain acquisitions of our common stock which could have a material adverse affect on our shareholders.”

Effect on Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on borrowings and changes in reserve requirements with respect to deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits. The Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. Although we conduct stress tests to measure and prepare for the impact of potential changes in monetary policy, we cannot predict with certainty the nature of future monetary policies and the effect of such policies on our business and earnings.

NSBF’s Regulation as a Small Business Lending Company and the Transition of SBA 7(a) Lending to Newtek Bank

Our wholly-owned subsidiary, NSBF, is licensed by the SBA as an SBLC that originates loans through the SBA 7(a) Program. However, as discussed above, as a result of the Acquisition, all SBA 7(a) loan originations are being transitioned to Newtek Bank, and NSBF will cease origination of SBA 7(a) loans, relinquish its PLP status and wind-down its operations. During this wind down process, NSBF will be required to continue to own the SBA 7(a) loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval), sale or transfer. NSBF will be required to continue to service and liquidate its SBA Loan Portfolio, including processing forgiveness and loan reviews for PPP Loans, pursuant to an SBA approved lender service provider agreement with SBL. During the wind down process, it is anticipated that NSBF will be required to maintain minimum capital requirements established by the SBA, will be required to maintain certain amounts of restricted cash available to meet any obligations to the SBA, will have restrictions on its ability to make dividends and distributions to its parent, and will remain liable to SBA for post-purchase denials and repairs, from the proceeds generated by NSBF’s SBA loan portfolio. Any future post-purchase denials and repairs demands on NSBF could negatively impact our results of operations. It is also anticipated that the Company will guarantee NSBF’s obligations to the SBA. NSBF will continue to service and manage its portfolio of SBA 7(a) loans pursuant to a lender service provider agreement with SBL.

We anticipate Newtek Bank will obtain PLP status. The SBA grants PLP status to certain lenders originating SBA 7(a) loans based on achievement of certain standards in lending which are regularly monitored by the SBA. As a Preferred Lender, Newtek Bank will be authorized to place SBA guarantees on SBA 7(a) loans without seeking prior SBA review and approval. Designated PLP lenders are delegated the authority to process, close, service, and liquidate most SBA guaranteed loans without prior SBA review. PLP lenders are authorized to make SBA guaranteed loans, subject only to a brief eligibility review and assignment of a loan number by SBA. In addition, they are expected to handle servicing and liquidation of all of their SBA loans with limited involvement of SBA. If Newtek Bank is delayed in obtaining, or fails to obtain, PLP status, it would have a material adverse impact on Newtek Bank’s ability to originate SBA 7(a) loans at NSBF’s historic levels. See “Item 1A. Risk Factors – There can be no guarantee that Newtek Bank will be able to maintain its SBA 7(a) lending license.”

Pursuant to the SBA’s regulations, the SBA is released from liability on its guaranty of an SBA 7(a) loan and may, in its sole discretion, refuse to honor a guaranty purchase request in full or in part, or recover all or part of the funds already paid in connection with a guaranty purchase, if the lender failed to comply materially with a SBA Loan Program Requirement; failed to make, close, service or liquidate the loan in a prudent manner; placed the SBA at risk through improper action or inaction; failed to disclose a material fact to the SBA in a timely manner; or misrepresented a material fact to the SBA regarding the loan. In certain instances, the SBA may refuse to honor a guaranty purchase request in full (referred to by the SBA as a “denial”) or in part (referred to by the SBA as a “repair”), or recover all or part of the funds already paid in connection with a guaranty purchase. In the event of a repair or denial, liability on the guaranty, in whole or in part, would be transferred to NSBF or Newtek Bank as the originator of the loan, as the case may be. Even though NSBF will cease originating new SBA 7(a) loans, it will retain and be exposed to repair and denial liability to the SBA for SBA 7(a) loans in NSBF’s portfolio. The incurrence of repairs and denials when NSBF is no longer generating income from the sales of guaranteed portions of SBA 7(a) loans can have a material negative impact on our financial results and liquidity. In addition, changes in SBA regulations and economic factors may adversely impact NSBF’s or Newtek Bank’s repair and denial rates. See “Item 1A. Risk Factors – NSBF will remain subject to SBA regulation as it winds down its operations.”

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

Lending Activities

We engage in various investment strategies from time to time in order to achieve our overall lending objectives.

Loan Characteristics

We have and will continue to target loans that generate both current income and capital appreciation. In each case, the following criteria and guidelines are applied to the review of a potential loan however, not all criteria are met in every single loan, nor do we guarantee that all criteria will be met in the loans we will make in the future. We have and will continue to limit our loans to the SMB market.

Experienced Management with Meaningful Investment. We seek to make loans to companies in which senior or key managers have significant company-or industry-level experience and have significant equity ownership. It has been our experience that these experienced managers are more committed to the company’s success and more likely to manage the company in a manner that protects our capital.

Significant Invested Capital. We believe that the existence of an appropriate amount of equity beneath our debt capital provides valuable support for our loans. In addition, the degree to which the particular loan is a meaningful one for the company’s owners (and their ability and willingness to invest additional equity capital as and to the extent necessary) are also important considerations.

Appropriate Capital Structures. We seek to make loans to companies that are appropriately capitalized. First, we examine the amount of equity that is being invested by the borrower’s equity owners to determine whether there is a sufficient capital cushion beneath our invested capital. We also analyze the amount of leverage, and the characteristics of senior debt with lien priority over our loan. A key consideration is a strong balance sheet and sufficient free cash flow to service any loan we may make.

Strong Competitive Position. We seek to make loans to companies that have developed strong, defensible product or service offerings within their respective market segment(s). These companies should be well positioned to capitalize on organic and strategic growth opportunities, and should compete in industries with strong fundamentals and meaningful barriers to entry. We further analyze prospective loans in order to identify competitive advantages within their industry, which may result in superior operating margins or industry-leading growth.

Customer and Supplier Diversification. We expect to make loans to companies with sufficiently diverse customer and supplier bases. We believe these companies will be better able to endure industry consolidation, economic contraction and increased competition than those that are not sufficiently diversified. However, we also recognize that from time to time, an attractive lending opportunity with some concentration among the borrower’s customer base or supply chain will present itself. We believe that concentration issues can be evaluated and, in some instances (whether due to supplier or customer product or platform diversification, the existence and quality of long-term agreements with such customers or suppliers or other select factors), mitigated, thus presenting a superior risk-weighted pricing scenario.

Historically, we target our loans, which have been principally made through our business finance ecosystem by NSBF under the SBA 7(a) program, to produce generally, a coupon rate of prime plus 2.25% to 3.00% which enables us to generate rapid sales of the guaranteed portions of SBA 7(a) loans in the secondary market, historically producing gains and with a yield on investment in excess of 30%. We typically structure our debt investments with the maximum seniority and collateral along with personal guarantees from company owners, in many cases collateralized by other assets including real estate. In most cases, our debt investment will be collateralized by a first lien on the assets of the company and a first or second lien on assets of guarantors, in both cases primarily real estate. All SBA 7(a) loans are made with personal guarantees from any owner(s) of 20% or more of the company’s equity. As of December 31, 2022, substantially all of our SBA 7(a) loans at fair value consisted of loans secured by first or second priority liens on the assets of the borrower.

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

•Unsecured Loans. We make few unsecured investments, primarily to our subsidiaries, which because of our equity ownership are deemed to be more secure. Typically, these loans are to meet short-term funding needs.

We typically structure our loans to include non-financial covenants that seek to minimize our risk of capital loss such as lien protection and prohibitions against change of control. Our loans have strong protections, including default penalties, information rights and, in some cases, affirmative, negative and financial covenants.

Loan Generation/Origination

We believe that the combination of our brand, our portal, our patented NewTracker® technology, and our web presence as Your Business Solutions Company® have created an extensive loan sourcing infrastructure. This is maximized through long-standing and extensive relationships with industry contacts, commercial and investment bankers, entrepreneurs, services providers (such as lawyers and accountants), as well as current and former clients and our extensive network of strategic alliance partners. We supplement our relationships by the selective use of advertising aimed primarily at lending to the SMB market. We believe we have developed a reputation as a knowledgeable and reliable source of capital, providing value-added advice, prompt processing, and management and operations support to our clients.

We market our loan products and services, and those of our subsidiaries, through referrals from our alliance partners such as Amalgamated Bank, Stifel Bank, Axiom Bank, Credit Union National Association, ENT Federal Credit Union, Legacy Bank, Morgan Stanley Smith Barney, Navy Federal Credit Union, New York Community Bank, Raymond James, Randolph Brooks Federal Credit Union, UBS, Meineke Dealers Purchasing Cooperative, Transworld Business Advisors, Army Navy Federal Credit Union, Teachers Federal Credit Union, Nassau Federal Educators Federal Credit Union, Spire Federal Credit Union, Aamco, 1800 Accountants, and True Value Company, among others using our patented NewTracker® referral system as well as direct referrals from our web presence, www.newtekone.com. The patent for our NewTracker® referral system is a software application patent covering the systems and methods for tracking, reporting and performing processing activities and transactions in association with referral data and related information for a variety of product and service offerings in a business-to-business environment providing further for security and transparency between referring parties. NewTracker® allows us and our alliance partners to review in real time the status of any referral as well as to provide real time compliance oversight by the respective alliance partner, which we believe creates confidence between the referred business client, the referring alliance partner and us.

Additional deal sourcing and referrals are obtained from individual professionals in geographic markets that have signed up to provide referrals and earn commissions through our BizExec and TechExec Programs. The BizExecs and TechExecs are traditionally information technology professionals, CPAs, independent insurance agents and sales and/or marketing professionals. In addition, electronic payment processing services are marketed through independent sales representatives and web technology and eCommerce services are marketed through internet-based marketing and third-party resellers. A common thread across all business lines of our subsidiaries relates to acquiring customers at low cost. We seek to bundle our marketing efforts through our brand, our portal, NewTracker®, our web presence as Your Business Solutions Company® and one easy entry point of contact. We expect that this approach will allow us to continue to cross-sell the business and financial solutions of our subsidiaries to our customers and customers of our subsidiaries, and to build upon our extensive deal sourcing infrastructure.

Screening

We screen all potential loan referrals that we receive for suitability and consistency with our loan origination criteria and underwriting guidelines. See “Loan Characteristics,” above. In screening loan referrals, our Senior Lending Team utilizes a value-oriented philosophy and commits resources to managing downside exposure. If a potential loan meets our basic loan criteria, a business service specialist or other member of our team is assigned to perform preliminary due diligence.

SBA Lending Procedures

Prior to January 6, 2023, NSBF originated loans under the SBA 7(a) Program (authorized by section 7(a) of the Small Business Act, 15 U.S.C. 636(a)), in accordance with our credit and underwriting policy, which incorporates by reference the applicable regulations and the SBA Standard Operating Procedures, Lender and Development Company Loan Program (“SOP 50 10 and 50 57 2”) (collectively, “SBA Loan Program Requirements”) as they relate to the financing and servicing of such loans. Following the Acquisition, we anticipate that NSBF will continue to service its current portfolio of SBA 7(a) loans via a lender service provider agreement with SBL, and that new SBA 7(a) loan originations will be made by Newtek Bank. However, there can be no guarantee that Newtek Bank will be able to maintain its SBA 7(a) lending licenses, nor that Newtek Bank will obtain PLP status under the SBA 7(a) program following the Acquisition. See “Risk Factors – Risks Related to SBA Lending – There can be no guarantee that Newtek Bank will be able to maintain its SBA 7(a) lending license.”

Historically, during the initial application process for a loan originated under the SBA 7(a) Program, a NewtekOne business service specialist assisted and guided the applicant through the application process, beginning with the submission of an online form through our customized loan portal. The online loan processing system collected required information and ensured that all necessary forms were provided to the applicant and filled out. The system conducted two early automatic screenings focused primarily on whether (i) the requested loan was for an eligible purpose, (ii) the requested loan was for an eligible amount and (iii) the applicant is an eligible borrower. If the applicant was eligible to fill out the entire application, the online system pre-qualified the applicant based on preset credit parameters meeting the standards of the Company and the SBA.

Once the online form and the application materials were completed, our underwriting department (the “Underwriting Department”) became primarily responsible for reviewing and analyzing the application in order to accurately assess the level of risk that would be undertaken in making a loan. The Underwriting Department was responsible for assuring that all information necessary to prudently analyze the risk associated with a loan application had been obtained and analyzed. Credit files were developed and maintained with the documentation received during the application process in such a manner as to facilitate file review during subsequent developments during the life of the loan.

We anticipate that Newtek Bank will have similar SBA lending procedures.

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

Non SBA 7(a) Loans

Due Diligence and Underwriting

In making loans other than SBA 7(a) loans or similar conventional loans to SMBs, our Senior Lending Team will take a direct role in screening potential loans, in supervising the due diligence process, in the preparation of deal documentation and the completion of the transactions. The members of the Senior Lending Team complete due diligence and analyze the relationships among the prospective client’s business plan, operations and expected financial performance. Due diligence may address some or all of the following depending on the size and nature of the proposed investment:

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

Approval, Documentation and Closing

Upon the completion of the due diligence process, the Senior Lending Team will review the results and determine if the transaction should proceed to approval. If approved by our Senior Lending Team or credit committee, the underwriting professionals heretofore involved proceed to documentation.

As and to the extent necessary, key documentation challenges are brought before our Senior Lending Team for prompt discussion and resolution. Upon the completion of satisfactory documentation and the satisfaction of closing conditions, final approval is sought from Senior Lending Team before closing and funding.
Competition

We compete for SBA 7(a) and other SMB loans with other financial institutions and various SMB lenders, as well as other sources of funding. Additionally, competition for loans has emerged among alternative investment vehicles, such as collateralized loan obligations, some of which are sponsored by other alternative asset investors, as these entities have begun to focus on making investments in SMBs. As a result of these new entrants, competition for our loan opportunities may intensify. Many of these entities have greater financial and managerial resources than we do, but we believe that they invariably lack the ability to process loans as quickly as we can and do not have the depth of our customer service capabilities. We believe we will be able to compete with these entities primarily on the basis of our financial technology infrastructure, our experience and reputation, our deep industry knowledge and ability to provide customized business solutions, our willingness to make smaller loans than other specialty finance companies, the breadth of our contacts, our responsive and efficient loan analysis and decision-making processes, and the loan terms we offer.

We and our subsidiaries compete in a large number of markets for the sale of financial and business solutions to SMBs. Each of our subsidiaries competes not only against suppliers in its particular state or region of the country but also against suppliers operating on a national or even a multi-national scale. None of the markets in which our subsidiaries compete are dominated by a small number of companies that could materially alter the terms of the competition.

For example, our electronic payment processing subsidiaries compete with entities including Global Payments, First National Bank of Omaha and Paymentech, L.P.

Our Lending Platform ecosystem competes with regional and national banks and non-bank lenders. Other companies, including Intuit®, are bundling electronic payment processing, web hosting and payroll services similar to ours in offerings that compete in the same SMB market.

In many cases, we believe that our competitors are not as able as we are to take advantage of changes in business practices due to technological developments and, for those with a larger size, are unable to offer the personalized service that many SMB owners and operators desire.

While we compete with many different providers in our various businesses, we have been unable to identify any direct and comprehensive competitors that deliver the same broad suite of services focused on the needs of the SMB market with the same marketing strategy as we do. We believe that some of the competitive advantages of our ecosystem include:

•compatible products such as our e-commerce offerings that we are able to bundle to increase sales, reduce costs and reduce risks for our customers and enable us to sell two, three, or four products at the same time;

•the patented NewTracker® referral system, which allows us and our subsidiaries to process new business utilizing a web-based, centralized processing point and provides back end scalability, and allows our alliance partners to offer a centralized access point for their SMB clients as part of their larger strategic approach to marketing, thus demonstrating their focus on providing a suite of services to the SMB market in addition to their core service;

•the focus on developing and marketing business and financial solutions aimed at the SMB market;

•scalability, which allows us to size our business and financial solutions capabilities very quickly to meet customer and market needs;

•the ability to offer personalized service and competitive rates;

•a strategy of multiple channel distribution, which gives us maximum exposure in the marketplace;

•high quality customer service 24/7/365 across all business lines, with a focus primarily on absolute customer service and;

•a telephonic and video interview process, as opposed to requiring handwritten or data-typing processes, which allows us to offer high levels of customer service and satisfaction, particularly for SMB owners who do not get this service from our competitors

Human Capital including Senior Lending Team and Executive Committee

The long-term success of our Company depends on our people. Our team comprises experienced lending professionals, executive officers and banking, treasury, finance, risk management, administrative support, IT and human resources professionals.

The key members of our senior lending team (“Senior Lending Team”), many of whom have worked together for more than ten years, each have over 25 years of experience in lending-related fields. Many of these lending professionals have worked together through two recessions, a credit crunch, the dot-com boom and bust and a historic, leverage-fueled asset valuation bubble. Each member brings a complementary component to a team well-rounded in finance, accounting, operations, strategy, business law and executive management.

We are managed by our Executive Committee, which includes Barry Sloane, Peter Downs, Michael A. Schwartz and Nicholas Leger, under the supervision of our Board. While our subsidiaries are independently managed by their executive officers, members of our Executive Committee oversee our subsidiaries. Messrs. Sloane and Downs have been involved together in the structuring and management of equity investments for the past 19 years.

The retention of our Senior Lending Team and Executive Committee is material to the management of our business. The departure of key personnel could adversely affect our business and cause us to lose current and potential business opportunities. As such, we believe we offer a competitive compensation and benefits structure that we believe is attractive to our current and prospective professionals. As we hire and develop individuals, we take succession planning into account.

As of December 31, 2022 our workforce consisted of 104 professionals (not including portfolio company employees). We strive to continue to create a welcoming and inclusive work environment for our employees. We are committed to recruiting, motivating. and developing a diversity of talent and to create an inclusive community where all individuals are welcomed, valued, respected, and heard. In order to support a culture of learning, we provide many training opportunities for our employees to continue to build their skills and increase their effectiveness as members of a team, including offering a variety of external and internal classes and training sessions as well as hands-on learning and one-on-one mentorship.

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

We aim to provide a safe environment at work. Throughout the COVID-19 pandemic, the safety of our employees, clients, customers, and vendors was at the forefront of our decisions regarding a remote work policy. Following local and CDC guidance, we made our offices accessible to those who prefer to work in the office, with restrictions and safety protocols in place, including limiting office capacity. For those hesitant to return to the office, we have continued to support remote work as an option. In addition to protecting the physical safety of our employees, we seek to promote a safe environment that is free of harassment or bullying. We do not tolerate discrimination and harassment of any kind including but not limited to sexual, gender identity, race, religion, ethnicity, age, or disability, among others.

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

Code of Ethics

We have adopted a code of ethics pursuant to Section 5610 of the Nasdaq Corporate Governance Requirements that establishes procedures for personal investments and restricts certain transactions by our personnel. The code of ethics is published and available on the Company’s website at https://investor.newtekbusinessservices.com/corporate-governance is attached as an exhibit and is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

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

Taxation as a Financial Holding Company
As a BDC, prior to our conversion on January 6, 2023 to a financial holding company, for any taxable year in which we qualified as a RIC and satisfied the Annual Distribution Requirement, we generally were not be subject to U.S. federal income tax on the portion of our income we distributed to our stockholders. In order to comply with these requirements, we maintained a dividend policy of making quarterly distributions in an amount that approximated 90 - 100% of the Company's annual taxable income.

For 2023, the Company and its subsidiaries will no longer qualify as a RIC and will file a consolidated U.S. federal income tax return. Financial holding companies are subject to federal and state income taxes in essentially the same manner as other corporations. Taxable income is generally calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the “Code”), including Sections 581 through 597 that apply specifically to financial institutions. Some modifications are required by state law and the 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). Among other things, the Tax Act (i) established a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allowed the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limited the deduction for net interest expense incurred by U.S. corporations, (iv) allowed businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminated or reduced certain deductions related to meals and entertainment expenses, (vi) modified the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarified the definition of a covered employee and (vii) limited the deductibility of deposit insurance premiums. There can be no assurance as to the actual effective rate because it will be dependent upon the nature and amount of future income and expenses as well as actual investments generating investment tax credits and transactions with discrete tax effects.
ITEM 1A. RISK FACTORS.

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes. While we believe the risks and uncertainties described below include the material factors that currently, individually or in the aggregate, could cause our actual results to differ significantly from anticipated or historical results, it is possible that these may not be the only ones we face. If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected. In that case, the value of our common stock could decline and shareholders may lose all or part of their investment. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Risk Factors Summary

Our business is subject to a number of risks that may adversely affect our business, financial condition, results of operations and prospects and could affect the price of our securities. These risks are discussed more fully below and include, but are not limited to:

Risks Related to Regulation, Supervision and Compliance

•We have a limited operating history as a financial holding company.
•We operate in a highly regulated environment that affects virtually all aspects of our operations, and the need to comply with applicable laws, regulations and supervisory expectations can materially impact our business, financial condition and results of operations.
•Our status as a financial holding company requires us to curtail certain activities and imposes limitations on certain activities, which may negatively impact the Company’s business, financial condition and results of operations.
•Failure to comply with applicable laws, regulations or commitments, or to satisfy our regulators’ supervisory expectations, could subject us to, among other things, supervisory or enforcement action, which could adversely affect our business, financial condition and results of operations.
•We are subject to stringent capital and liquidity regulations and requirements.
•Our business may be adversely affected if our risk management framework does not effectively identify, assess and mitigate risk.
•The loss of pass-through tax treatment, as a result of the Company’s withdrawal of its election to be regulated as a BDC, may substantially reduce net assets and income available for dividends and debt repayments.

Risks Related to the Economy

•Global economic, political, social and market conditions, including uncertainty about the financial stability of the United States could have a significant adverse effect on our business, operating results and financial condition.
•Any public health emergency, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our subsidiaries and our clients.
•Economic recessions or downturns, including as a result of the COVID-19 pandemic, could impair our clients and our operating results.
•Inflation may adversely affect our and our clients’ business, results of operations and financial condition.
•A failure or the perceived risk of a failure to raise the statutory debt limit of the U.S. could have a material adverse effect on our business, financial condition and results of operations.
•If we cannot obtain additional capital because of either regulatory or market price constraints, we could be forced to curtail or cease our new lending activities, the value of our loan portfolio value could decrease and our level liquidity could be affected adversely.

Risks Related to Our Industry

•We operate in a highly competitive market for clients, which could reduce returns and result in losses.
•We could be adversely affected by the soundness of other financial institutions.

Risks Related to Our Business and Structure

•We are dependent upon our Senior Lending Team and our Executive Committee for our future success, and if we are unable to hire and retain qualified personnel or if we lose any member of our Senior Lending Team or our Executive Committee, our business could be significantly harmed.
•If we are unable to acquire and process lending opportunities and clients effectively, we may be unable to achieve our objectives.
•To the extent we borrow money to finance client loans, changes in interest rates will affect our cost of capital and net investment income.
•We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and results of operations.
•An inability to maintain adequate liquidity could jeopardize our business and financial condition.
•Our acquisitions and other strategic transactions, including the Acquisition, may not yield the intended benefits.
•If we and our subsidiaries are unable to protect our intellectual property rights, our business and prospects could be harmed.
•We are subject to specific risks associated with our small business loans lending activities and certain other activities of our subsidiaries.

RISKS RELATED TO REGULATION, SUPERVISION AND COMPLIANCE

We have a limited operating history as a financial holding company.

Although we and our predecessor have operated since 1999, we became a financial holding company effective January 6, 2023, upon the completion of our acquisition of NBNYC, and therefore we have only recently became subject to the regulatory regime applicable to banking institutions in the United States. As of January 6, 2023, we are no longer regulated as a BDC and are no longer subject to the regulatory provisions of the 1940 Act (though certain of our outstanding indebtedness remains subject to covenants that were applicable to us as a BDC when such indebtedness was issued, as discussed below).

Accordingly, we have a limited operating history upon which to evaluate our business and future prospects as a financial holding company. Our lending prospects as a financial holding company may differ significantly from our investment prospects as a BDC, and it is difficult to predict future operating results and to assess the likelihood of the success of our business as a financial holding company. As a new financial holding company, we may be subject to risks and levels of risk that are greater than those encountered by financial institutions with longer established operations and relationships.

As a financial holding company we operate in a highly regulated environment that affects virtually all aspects of our operations, and the need to comply with applicable laws, regulations and supervisory expectations could materially impact our business, financial condition and results of operations.

Upon becoming a financial holding company, we became subject to a wide range of statutory and regulatory restrictions and requirements that will affect many aspects of our business. We are subject to federal regulation and supervision by the FDIC, OCC and Federal Reserve. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts, and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept, maintenance of adequate capital and liquidity, changes in the control of Newtek Bank and the Company, restrictions on dividends, and establishment of new offices. A principal objective of the U.S. bank regulatory system is to ensure the safety and soundness of banking organizations. Safety and soundness is a broad concept that includes financial, operational, compliance and reputational considerations, including matters such as capital, asset quality, quality of board and management oversight, earnings, liquidity, and sensitivity to market and interest rate risk and is generally intended to protect customers, depositors, the DIF and the overall financial stability of the United States, not our stockholders or creditors. Our regulators also have the ability to compel us to take, or restrict us from taking, certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. As part of its commitment to maintain safety and soundness, at the time the Company acquired Newtek Bank, Newtek Bank entered into an Operating Agreement with the OCC (the “Operating Agreement”). The Operating Agreement sets forth key parameters within which Newtek Bank must operate, such as with respect to its business plan, minimum capital, minimum liquidity, risk management and compliance. We continue to devote substantial time and resources to compliance and meeting our regulators’ supervisory expectations, which may adversely affect our profitability and may adversely affect our ability to pursue advantageous business opportunities.

See “Item 1. Business – Regulation and Supervision” for information on the regulation and supervision framework which governs our Company and its activities as a financial holding company.

Our status as a financial holding company requires us to curtail certain activities and imposes limitations on certain activities, which may negatively impact the Company’s business, financial condition and results of operations.

As a financial holding company, we are subject to certain banking laws and regulations, including under the BHCA, and regulation and supervision by the Federal Reserve, and with respect to Newtek Bank, the OCC. As a result, we have regulatory restrictions on the actions in which we may engage, and such restrictions may limit our ability to acquire other businesses, enter into other strategic transactions, joint ventures, and undertake business transactions which we could otherwise undertake as a BDC. The Operating Agreement also contains certain concentration limits on the composition of Newtek Bank’s loan portfolio and dictates the amount of capital we must maintain (which during the term of the Operating Agreement is in excess of statutory requirements), which in turn could restrict our growth. Further, banking laws and regulations could require us to diversify into areas where we have less experience, which may adversely impact our financial condition and results of operations. For example, as a result of commitments made to the Federal Reserve, the Company has agreed to divest or otherwise terminate the activities conducted by EWS and NTS, including its subsidiary SIDCO, within two years of becoming a financial holding company, subject to any extension of the two-year period. The divestiture of these subsidiaries may adversely impact our financial condition and results of operations. As noted above, as a result of commitments made in the Operating Agreement, Newtek Bank is subject to, among other things, limitations on dividend payment, minimum liquidity requirements and risk management requirements. Further, if we do enter into acquisitions, partnerships and joint ventures, they may not provide us with the benefits we anticipate. We may not be able to successfully integrate any businesses, services or technologies that we acquire or with which we form a partnership or joint venture, or comply with applicable regulatory requirements.

Changes in laws, regulations, or policies may adversely affect our business, financial condition and results of operations.

Congress and federal regulatory agencies continually review banking laws, regulations, policies and other supervisory guidance for possible changes. Changes in the presidential administration or control of Congress also increases the likelihood of further changes to laws, regulations and supervisory practices affecting financial institutions, which could include more stringent requirements and greater scrutiny from regulatory authorities.

We are unable to predict all of the ways in which changes in the legal or regulatory environment could impact our anticipated business models or objectives. Changes in these laws or regulations applicable to us as a financial holding company, including changes in the interpretation or implementation of those regulations or policies, may negatively impact the profitability of our business activities, require us to change certain of our business practices, materially affect our business model, limit the activities in which we may engage, affect retention of key personnel, require us to raise additional regulatory capital, increase the amount of liquid assets that we hold, otherwise affect our funding profile or expose us to additional costs (including increased compliance costs). Any such changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our results of operations or financial condition.

Failure to comply with applicable laws, regulations or commitments, or to satisfy our regulators’ supervisory expectations, could subject us to, among other things, supervisory or enforcement action, which could adversely affect our business, financial condition and results of operations.

If we do not comply with applicable laws, regulations or commitments, if we are deemed to have engaged in unsafe or unsound conduct, or if we do not satisfy our regulators’ supervisory expectations, then we may be subject to increased scrutiny, supervisory criticism, governmental or private litigation and/or a wide range of potential monetary penalties or consequences, enforcement actions, criminal liability and/or reputational harm. Such actions could be public or of a confidential nature, and arise even if we are acting in good faith or operating under a reasonable interpretation of the law and could include, for example, monetary penalties, payment of damages or other monetary relief, restitution or disgorgement of profits, directives to take remedial action or to cease or modify practices, restrictions on growth or expansionary proposals, denial or refusal to accept applications, removal of officers or directors, prohibition on dividends or capital distributions, increases in capital or liquidity requirements and/or termination of Newtek Bank’s deposit insurance. Additionally, compliance with applicable laws, regulations and commitments requires significant investment of management attention and resources. Any failure to comply with applicable laws, regulations or commitments could have an adverse effect on our business, financial condition and results of operations.

We are subject to anti-money laundering and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations.

We are subject to the USA PATRIOT Act of 2001 and the Bank Secrecy Act, which require financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers and beneficial owners of certain legal entity customers seeking to open new financial accounts. Federal and state bank regulators also have focused on compliance with Bank Secrecy Act and anti-money laundering regulations. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or expanding activities. During the last several years, several banking institutions have received large fines for non-compliance with these laws and regulations. Although we have policies and procedures designed to assist in compliance with the Bank Secrecy Act and other anti-money laundering laws and regulations, there can be no assurance that such policies or procedures will work effectively all of the time or protect us against liability for actions taken by our employees, agents, and intermediaries with respect to our business or any businesses that we may acquire. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to stringent capital and liquidity regulations and requirements.

NewtekOne, Inc. is the parent company of and a separate and distinct legal entity from Newtek Bank. Legal entity liquidity is an important consideration as there are legal, regulatory, contractual and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, which could result in adverse liquidity events at either NewtekOne, Inc. and/or Newtek Bank. Applicable laws and regulations, including capital and liquidity requirements and the Operating Agreement, could restrict our ability to transfer funds between Newtek Bank and NewtekOne, Inc., which could adversely affect our cash flow and financial condition. Additionally, applicable laws and regulations may restrict what NewtekOne, Inc.is able to do with the liquidity it does possess, which may adversely affect our business and results of operations.

Further, pursuant to the Operating Agreement we have made certain commitments to the OCC which requires Newtek Bank to hold capital incremental to the minimum required under the applicable standards, which could also impact the Company’s ability to invest in assets. From time to time, regulators may implement changes to these capital adequacy and liquidity requirements. If we fail to meet these minimum capital adequacy and liquidity guidelines and other regulatory requirements, our business activities, including lending, and its ability to expand could be limited. It could also result in the Company being required to take steps to increase its regulatory capital that may be dilutive or adverse to stockholders, including limiting the Company’s ability to pay dividends to stockholders or limiting the Company’s ability to invest in assets even if deemed more desirable from a financial and business perspective.

Federal law and Federal Reserve policy require that a bank holding company serve as a source of financial and managerial strength for any FDIC-insured depository institution that it controls. Thus, if Newtek Bank were to be in financial distress or to otherwise be viewed by the regulators as in an unsatisfactory condition, then the federal banking regulators could require the Company to provide additional capital or liquidity support, or take other action, in support of Newtek Bank, even if doing so is not otherwise in the best interest of the Company or its shareholders.

Our business may be adversely affected if our risk management framework does not effectively identify, assess and mitigate risk.

Our risk management framework seeks to appropriately balance risk and return and mitigate our risks, including risks attributable to third parties. We have established policies intended to regularly identify and assess our risk profile, including credit risk, pricing risk, liquidity risk, strategic risk and operational risk, and then implement appropriate processes and controls to mitigate risk. We have recently adopted a number of new policies as part of the conversion to a financial holding company and those policies and their efficacy are untested.

If our risk management framework does not effectively identify, assess and/or mitigate our risk profile, we could suffer unexpected losses or be adversely affected, which could have a material adverse effect on our business. For example, assessment of our risk profile depends, in part, upon the use of forecasting models. If these models are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected. In addition, the information we use may be inaccurate or incomplete, both of which may be difficult to detect and avoid. Additionally, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated.

Finally, our risk management framework may be deemed insufficient or inadequate by our regulators, which have in the past required, and we expect to continue to require, that we invest additional resources into remediating any deficiencies and adversely impact our ability to operate our business until such time as the revised framework is deemed sufficient and adequate by our regulators.

Federal law may discourage certain acquisitions of our common stock which could have a material adverse effect on our shareholders.

Federal law may make it more difficult for someone to acquire our common stock in certain circumstances. Under federal law and subject to certain exemptions, a person, entity or group must notify the federal banking agencies before acquiring control of a bank holding company. An acquisition of 10% or more of any class of voting stock of a bank holding company generally creates a rebuttable presumption that the acquirer “controls” the bank holding company. In addition, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including Newtek Bank. These provisions could delay or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the market price of our common stock.

The withdrawal of the Company’s election to be regulated as a BDC has resulted in a significant change in our accounting and financial reporting requirements.

Due to the Company’s withdrawal of its election to be regulated as a BDC on January 6, 2023, the Company is no longer subject to FASB Accounting Standards Codification Topic 946, Financial Services – Investment Companies, which will result in a significant change in our accounting and financial reporting requirements. Our financial statements as of December 31, 2022 are, and in previous years were, presented and accounted for under the specialized method of accounting applicable to investment companies, including BDCs, which required us to recognize our investments, including controlled investments, at fair value. As a BDC, we were precluded from consolidating any entity other than another investment company that acted as an extension of our investment operations and facilitated the execution of our investment strategy or an investment in a controlled operating company that provided substantially all of its services to us. Our financial statements for the fiscal year ended December 31, 2022 consolidate the accounts of the Company and NSBF, and excludes other wholly-owned subsidiaries. Our financial statements for the fiscal year ended December 31, 2022 reflect our investments at fair value, as determined in good faith by our Board. Certain of our subsidiaries’ financial statements are separately provided as significant unconsolidated wholly-owned subsidiaries. In future financial statements, beginning with the first quarter of 2023, the Company will be required to consolidate the financial statements of certain of its controlled or majority-owned investments together with those of the Company, which will be a significant change in our accounting and financial reporting requirements. Management will be required to expend significant efforts in order to implement this change in accounting and financial reporting requirements, which could adversely affect the time and attention devoted to other aspects of our business and operations.

The loss of pass-through tax treatment, as a result of the Company’s withdrawal of its election to be regulated as a BDC, may substantially reduce net assets and income available for dividends and debt repayments.

Prior to January 6, 2023, we operated so as to qualify as a RIC, which generally allowed us to qualify for effective pass-through tax treatment. Upon withdrawing our election to be regulated as a BDC, we have ceased to qualify for such pass-through tax treatment, and we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which we expect will substantially reduce the amount of income available for distribution to our shareholders and to repay our borrowings. The Company will no longer qualify as a RIC beginning with the 2023 taxable year (e.g., beginning on January 1, 2023). For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary.”
RISKS RELATED TO THE ECONOMY

Global economic, political, social and market conditions, including uncertainty, including uncertainty about the financial stability of the United States could have a significant adverse effect on our business, operating results and financial condition.

The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as natural disasters, epidemics and pandemics) may create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in spreads on debt instruments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

In addition, the war between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the war between Russia and Ukraine, the United States have imposed sanctions or other restrictive actions against Russia. The ongoing war and the measures in response could have a negative impact on the economy and business activity globally and could have a material adverse effect on our business, financial condition, cash flows and results of operations. The severity and duration of the war and its impact on global economic and market conditions are impossible to predict. In addition, sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our clients rely.

Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

In addition, recently, concerns have arisen with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors and large portfolios of investment securities. On March 10, 2023 Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation was appointed receiver of Silicon Valley Bank. On March 11, 2023, Signature Bank was similarly closed and placed into receivership and concurrently the Federal Reserve Board announced it will make available additional funding to eligible depository institutions to assist eligible banking organizations with potential liquidity needs. While the Company’s business, balance sheet and depositor profile differs substantially from banking institutions that are the focus of the greatest scrutiny, the operating environment and public trading prices of financial services sector securities can be highly correlated, in particular in times of stress, which may adversely affect the trading price of the Company’s common stock and potentially its results of operations.

Any public health emergency, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us, our subsidiaries and our clients.

The extent of the impact of any public health emergency, such as the COVID-19 pandemic, on our results of operations and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our personnel. This could create widespread business continuity issues for us.

A number of factors related to a public health emergency impacting us or our borrowers, customers or business partners could materially adversely affect our business, results of operations, and financial condition, including but not limited to:

•increases in loan delinquencies, losses and charge-offs;

•increases in borrowers seeking and being granted deferments of principal and interest payments;

•collateral for loans, including real estate, may decline in value, which could cause loan losses to increase;

•demand for our business products and solutions may decline, making it difficult to grow or maintain our assets and income;

•net worth and liquidity of the guarantors on our loans may decline, which could cause loan losses to increase;

•our risk management policies and practices may be negatively impacted by among, other things, changes in the SBA 7(a) loan program, including changes to SBA rules, regulations and SBA standard operating procedures; and

•increases in cyber risk as criminals may take advantage of the changes of business practices necessitated by a public health emergency.

If the economy is unable to substantially reopen or remain reopened after a public health emergency, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.

Any public health emergency, pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us.

Economic recessions or downturns, including as a result of the COVID-19 pandemic, could impair our clients and our operating results.

Many of our clients may be susceptible to economic slowdowns or recessions and may be unable to repay outstanding borrowings during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, uncertainty in connection with economic sanctions resulting from the ongoing war between Russia and Ukraine, and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our assets is likely to decrease during these periods. The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing.

These events could limit our loan originations, negatively impact the revenues of our subsidiaries, limit our ability to grow and negatively impact our operating results and financial condition.

Inflation may adversely affect our and our clients’ business, results of operations and financial condition.

Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our clients’ operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, its benchmark interest rates in an effort to combat inflation. Certain of our clients may operate in industries that have been, or are expected to be, impacted by inflation. If such clients are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans to them and could result in future unrealized losses.

While the United States and other developed economies are experiencing higher-than-normal inflation rates, it remains uncertain whether substantial inflation will be sustained over an extended period of time or have a significant effect on the U.S. economy or other economies. Inflation may affect our loan portfolio adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments we or our subsidiaries may have issued could increase, which would tend to reduce returns to our investors. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities which are critical to the operation of many of our clients as noted above. Clients may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. As inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation often have negative effects on the level of economic activity. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. There can be no assurance that continued and more widespread inflation in the United States and/or other economies will not become a serious problem in the future and have a material adverse impact on us.

A failure or the perceived risk of a failure to raise the statutory debt limit of the U.S. could have a material adverse effect on our business, financial condition and results of operations.

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States.

The impact of this or any downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

If we cannot obtain additional capital because of either regulatory or market price constraints, we could be forced to curtail or cease our new lending activities, the value of our loan portfolio could decrease and our level of liquidity could be affected adversely.

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
RISKS RELATED TO OUR INDUSTRY

We operate in a highly competitive market for clients, which could reduce returns and result in losses.

We compete for clients with other financial institutions and various SMB lenders, as well as other sources of funding. Additionally, competition for clients has emerged among alternative investment vehicles, such as CLOs, some of which are sponsored by other alternative asset investors, as these entities have begun to focus on making investments in SMBs. As a result of these new entrants, competition for our clients may intensify. Many of our competitors will be substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of capital and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we will have. Additionally, some of our competitors may also be subject to less burdensome licensing and other regulatory requirements. These characteristics could allow our competitors to establish more relationships and offer better pricing and more flexible structuring than we will be able to offer. We may lose clients if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns or may bear substantial risk of capital loss.

Substantial and increasing competition in our industry may harm our business.

The financial services and banking industry is increasingly competitive. We compete with a variety of entities in various markets in this industry. The consumer lending market is very competitive and is served by a variety of entities, including banks, savings and loan associations, credit unions, independent finance companies, and financial technology companies. The recreation lending and home improvement lending markets are also highly fragmented, with a small number of lenders capturing large shares of each market and many smaller lenders competing for the remaining market share. Our competitors often seek to provide financing on terms more favorable to consumers or dealers, contractors, and financial services providers (“FSPs”) than we offer. Many of these competitors also have long-standing relationships with dealers, contractors, and FSPs and may offer other forms of financing that we do not offer. We may encounter greater competition as we expand our operations, and competition may also increase in more stable or favorable economic conditions. Certain of our competitors are not subject to the same regulatory requirements that we are and, as a result, these competitors may have advantages in conducting certain business and providing certain services and may be more aggressive in their loan origination activities. Increasing competition could also require us to lower the rates we charge on loans in order to maintain our desired loan origination volume, which could also have a material adverse effect on our business, financial condition and results of operations.

We could be adversely affected by weakness in the residential housing and commercial real estate markets.

Weakness in residential home and commercial real estate values could impair our ability to collect on defaulted SBA loans as real estate is pledged in many of our SBA loans as part of the collateral package.

We could be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect our business, financial condition and results of operations.
RISKS RELATED TO OUR BUSINESS AND STRUCTURE

We are dependent upon our Senior Lending Team and our Executive Committee for our future success, and if we are unable to hire and retain qualified personnel or if we lose any member of our Senior Lending Team or our Executive Committee, our business could be significantly harmed.

We depend on our Senior Lending Team and Executive Committee as well as other key personnel for the identification, final selection, structuring, closing and monitoring of business opportunities. These executive officers and employees have critical industry experience and relationships that we rely on to implement our business plan. Our future success depends on the continued service of our Senior Lending Team and our Executive Committee and the replacement of any departing individuals with others of comparable skills and experience. The departure of any of the members of our Senior Lending Team, our Executive Committee or a significant number of our other senior personnel could have a material adverse effect on our business and operations. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.

If we are unable to acquire and process clients effectively, we may be unable to achieve our objectives.

Our ability to achieve our objectives depends on our ability to acquire clients. Accomplishing this on a cost-effective basis is largely a function of our marketing capabilities, our management of our referral processing, our ability to provide efficient services and our access to financing sources on acceptable terms. To grow, we need to continue to hire, train, supervise and manage new employees and to implement computer and other systems capable of effectively accommodating our growth. However, we cannot provide assurance that any such employees will contribute to the success of our business or that we will implement such systems effectively. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our business model depends, to a significant extent, upon strong referral relationships and our inability to maintain or further develop these relationships, the failure of which could adversely affect our business, financial condition and results of operations.

We expect that members of our Senior Lending Team and our Executive Committee will maintain their relationships with intermediaries, financial institutions, investment bankers, commercial bankers, financial advisors, attorneys, accountants, consultants, alliance partners, and other individuals within their networks, and we will rely, to a significant extent, upon these relationships to provide us with potential clients. If our Senior Lending Team and our Executive Committee fail to maintain its existing relationships or develop new relationships with referral partners, we may not be able to acquire new clients. In addition, individuals with whom members of our Senior Lending Team and our Executive Committee have relationships are not obligated to provide us with referral opportunities, and, therefore, there is no assurance that such relationships will generate opportunities for us.

Indebtedness could adversely affect our business and financial results.

In the past, we have had a significant amount of indebtedness. If our debt service obligations increase, whether due to the increased cost of existing indebtedness or the incurrence of additional indebtedness, more of our cash flow from operations would need to be allocated to the payment of principal of, and interest on, our indebtedness, which would reduce the funds available for other purposes. Our indebtedness also could limit our ability to execute our business plans and withstand competitive pressures and could reduce our flexibility in responding to changing business and economic conditions.

Our ability to make payments on our debt, to repay our existing indebtedness when due, and to fund our business, operations and significant planned capital expenditures will depend on our ability to pay with available cash or generate cash in the future. This, to a certain extent, is subject to financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, if we cannot service our indebtedness, we may have to take actions such as utilizing available capital, limiting the facilitation of additional loans, selling assets, selling equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy, prevent us from entering into transactions that would otherwise benefit our business and/or adversely affect our business and financial results. We also may not be able to refinance our indebtedness or take such other actions, if necessary, on commercially reasonable terms, or at all.

To the extent we borrow money to finance our lending activities, changes in interest rates will affect our cost of capital and net investment income.

To the extent we borrow money to finance our lending activities, our earnings will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we lend those funds. General interest rate fluctuations may also have an impact on the value of our common stock. As a result, a significant change in market interest rates may have a material adverse effect on our income in the event we borrow money to finance our loans. In periods of rising interest rates, our cost of funds would increase, which could reduce our income. Further, rising interest rates could also adversely affect our financial condition and results of operations if we hold loans with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income is not increasing in a corresponding manner as a result of such minimum interest rates. Rising interest rates could also cause clients to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans, which could adversely affect our income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and results of operations.

LIBOR is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the Financial Conduct Authority announced its intention to cease sustaining LIBOR by the end of 2021. As of January 1, 2023, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The ICE Benchmark Administration has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023.

As such, when LIBOR is discontinued, if a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. It is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we will still need to renegotiate any credit agreements extending beyond June 2023 that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of loans and, as a result on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

We may expose ourselves to risks as we engage in hedging transactions.

In the second half of 2021, we began using derivatives to hedge interest rate exposure on specific fixed rate loans originated by us or our subsidiaries until such fixed rate loans are sold or securitized. We may continue to enter into such hedging transactions in an effort to mitigate our exposure to adverse fluctuations in interest rates and we may increase our floating rate loans to hedge against interest rate increases. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk or if we will continue to enter into such interest rate hedges. Hedging transactions may also limit our ability to participate in the benefits of lower interest rates with respect to our loans. Moreover, as we engage in hedging transactions, we expose ourselves to certain risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of certain of our portfolio positions from changes in market interest rates. Hedging against a decline in the values of our positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against interest rate fluctuations affecting the value of securities in our portfolio.

An inability to maintain adequate liquidity could jeopardize our business and financial condition.

Liquidity is essential to our business. Although we believe that we currently have an adequate amount of liquidity to support our business, there are a number of factors that could reduce and/or deplete our existing liquidity position, including results of operations that are reduced relative to our projections, costs related to existing or future litigation or regulatory matters, the pursuit of strategic business opportunities (whether through acquisition or organic) and unanticipated liabilities. Additionally, as noted above, we are subject to stringent capital and liquidity regulations and requirements and need to manage our liquidity position at NewtekOne, NSBF and Newtek Bank within the parameters and terms set forth by applicable regulations and regulators. Newtek Bank is subject to various legal, regulatory and other restrictions on its ability to make distributions and payments to the Company. Any inability to maintain an adequate liquidity position could adversely affect our operations, our compliance with applicable regulations and the performance of our business.

Further, our ability to raise additional capital, should that be deemed beneficial and/or necessary, depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the financial services and banking industry, market conditions, governmental activities, and our financial condition and performance. Accordingly, we may be unable to raise additional capital if needed or on acceptable terms, which may adversely affect our liquidity, business, financial condition and results of operations.

Our acquisitions and other strategic transactions, including the Acquisition, may not yield the intended benefits.

We have historically, and may continue to, evaluate and consider strategic transactions, combinations, acquisitions, dispositions or alliances. These transactions could be material to our financial condition and results of operations if consummated. If we are able to identify an appropriate business opportunity, we may not be successful in negotiating favorable terms and/or consummating the transaction and, even if we do consummate such a transaction, we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction.

In particular, on January 6, 2023, we completed the Acquisition (of NBNYC). We anticipate that the Acquisition will continue to be transformational for the Company from both a financial and strategic perspective. However, any acquisition (including the Acquisition), disposition or other strategic transactions involves risks, including:

•difficulties in assimilating and integrating the operations, personnel, systems, data, technologies, products and services of the acquired business, which may require ongoing investment in development and enhancement of additional operational and reporting processes and controls;

•inability of the acquired technologies, products or businesses to achieve expected levels of revenue, profitability, productivity or other benefits;

•difficulties in retaining, training, motivating and integrating key personnel;

•diversion of management’s time and resources from our normal daily operations;

•difficulties in successfully incorporating licensed or acquired technology and rights into our platform;

•difficulties in maintaining uniform standards, controls, procedures and policies within the combined organization;

•difficulties in retaining relationships with customers, employees and suppliers of the acquired business;

•risks of entering markets in which we have no or limited direct prior experience;

•regulatory risks, including remaining in good standing with existing regulatory bodies or receiving any necessary pre-closing or post-closing approvals, as well as being subject to new regulators with oversight over an acquired business;

•assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights or increase our risk for liability;

•failure to successfully further develop any acquired technology;

•liability for activities of the acquired or disposed of business before the acquisition or disposition, including patent and trademark infringement claims, violations of laws, regulatory actions, commercial disputes, tax liabilities and other known and unknown liabilities;

•difficulty in separating assets and replacing shared services;

•assumption of exposure to performance of any acquired loan portfolios;

•potential disruptions to our ongoing businesses; and

•unexpected costs and unknown risks and liabilities associated with the acquisition.

Accordingly, any acquisition, disposition or other strategic transaction may not be successful, may not benefit our business strategy, may not generate sufficient revenue to offset the associated costs or may not otherwise result in the intended benefits. Additionally, it may take us longer than expected to fully realize the anticipated benefits and synergies of these transactions (including the Acquisition), and those benefits and synergies may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results.

Any transactions, combinations, acquisitions, dispositions or alliances may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders and the interests of holders of our indebtedness.

In addition, we cannot assure you that any acquisition of new businesses or technology will lead to the successful development of new or enhanced products and services or that any new or enhanced products and services, if developed, will achieve market acceptance or prove to be profitable.

Finally, we may also choose to divest certain businesses or product lines that no longer fit with our strategic objectives. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, the terms of such potential transactions may expose us to ongoing obligations and liabilities.

Internal control deficiencies could impact the accuracy of our financial results or prevent the detection of fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the price of our common stock.

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

If we and our subsidiaries are unable to protect our intellectual property rights, our business and prospects could be harmed.

The proprietary software essential to our business and that of our subsidiaries is owned by us and made available to them for their use. Our future success and competitive position will depend in part upon our ability to maintain and protect proprietary technology used in our products and services. We will rely, in part, on patent, trade secret and trademark law to protect that technology, but competitors may misappropriate our intellectual property, and disputes as to ownership of intellectual property may arise. We may, from time to time, be required to institute litigation to enforce the patents, copyrights or other intellectual property rights, protect trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources.
RISKS RELATED TO SBA LENDING

There can be no guarantee that Newtek Bank will be able to maintain its SBA 7(a) lending license.

Prior to the Acquisition, both Newtek Bank and NSBF were granted SBA 7(a) lending licenses. Additionally, prior to the Acquisition, NSBF had been granted PLP status, which allowed it to place SBA guarantees on loans without seeking prior SBA review and approval. PLP status allowed NSBF to expedite loans since NSBF was not required to present applications to the SBA for concurrent review and approval. While the Company intends that NBSF will continue to service its current portfolio of SBA 7(a) loans, and that new SBA 7(a) loan originations will be made by Newtek Bank, there can be no guarantee that Newtek Bank will be able to maintain its SBA 7(a) lending license or obtain and maintain PLP status. The loss of Newtek Bank’s SBA 7(a) lending license or failure to obtain and maintain, or delays in obtaining, PLP status would have a material adverse impact on Newtek Bank’s ability to originate SBA 7(a) loans at NSBF’s historic levels, and it may negatively impact Newtek Bank’s SBA 7(a) loan origination volumes and revenues to be generated from the sale of guaranteed portions of SBA 7(a) loans, which could in turn negatively impact our results of operations.

NSBF will remain subject to SBA regulation as it winds down its operations.

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

As a result of the Acquisition, all SBA 7(a) loan originations are being transitioned to Newtek Bank, and NSBF will cease origination of SBA 7(a) loans, relinquish its PLP status and wind-down its operations. During this wind down process, NSBF will be required to continue to own the SBA 7(a) loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval), sale or transfer. NSBF will be required to continue to service and liquidate its SBA Loan Portfolio, including processing forgiveness and loan reviews for PPP Loans, pursuant to an SBA approved lender service provider agreement with SBL. During the wind down process, it is anticipated that NSBF will be required to maintain minimum capital requirements established by the SBA, will be required to maintain certain amounts of restricted cash available to meet any obligations to the SBA, will have restrictions on its ability to make dividends and distributions to its parent, and will remain liable to SBA for post-purchase denials and repairs, from the proceeds generated by NSBF’s SBA loan portfolio. Any future post-purchase denials and repairs demands on NSBF could negatively impact our results of operations. It is also anticipated that the Company will guarantee NSBF’s obligations to the SBA.

If NSBF or Newtek Bank fail to comply with SBA regulations in connection with the origination, servicing, or liquidation of an SBA 7(a) loan, liability on the SBA guaranty, in whole or part, could be transferred to NSBF or Newtek Bank.

Loans to small businesses involve a high risk of default. Such loans are generally not rated by any statistical rating organization. Small businesses usually have smaller product lines and market shares than larger companies and therefore may be more vulnerable to competition and general economic conditions. These businesses’ success typically depends on their management talents and efforts of one person or a small group of persons whose death, disability or resignation would adversely affect the business. Because these businesses frequently have highly leveraged capital structures, reduced cash flow resulting from economic downturns can severely impact the businesses’ ability to meet their obligations, which could impact our results of operations. The portions of SBA 7(a) loans to be retained by us do not benefit directly from any SBA guarantees; in an event of default, however, we and the SBA typically cooperate in collateral foreclosure or other work-out efforts and share in any resulting collections.

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

If we fail to comply with certain of the SBA’s regulations in connection with the origination, servicing, or liquidation of an SBA 7(a) loan, the SBA may be released from liability on its guaranty of a 7(a) loan, and may refuse to honor a guaranty purchase request in full (referred to by SBA as a “denial”) or in part (referred to by SBA as a “repair”), or recover all or part of the funds already paid in connection with a guaranty purchase. In the event of a repair or denial, liability on the guaranty, in whole or part, would be transferred to NSBF or Newtek Bank. In addition, the growth in the number of loans made by Newtek Bank, changes in SBA regulations and economic factors may adversely impact our current repair and denial rate.

Curtailment of the government-guaranteed loan programs could adversely affect our results of operations.

We are dependent upon the federal government to maintain the SBA 7(a) program. Although the SBA 7(a) program has been in existence since 1953, there can be no assurance that the federal government will maintain the SBA 7(a) program, or that it will continue to guarantee loans at current levels. From time-to-time the SBA has reached its internal budgeted limits and ceased to guarantee loans for a stated period of time. In addition, the SBA may change its rules regarding loans or Congress may adopt legislation or fail to approve a budget that would have the effect of discontinuing, reducing availability of funds for, or changing the SBA 7(a) program or other loan programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. If these changes occur, the volume of loans to small businesses that now qualify for government guaranteed loans could decline, as could the profitability of these loans. There are non-bank lenders as well as a large number of banks that participate in the SBA 7(a) program. All of these participants compete for the business of eligible borrowers.

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
RISKS RELATED TO OUR SUBSIDIARIES - NEWTEK MERCHANT SOLUTIONS (NMS)

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

RISKS RELATED TO OUR SUBSIDIARIES - NEWTEK BANK
If the credit decisioning, pricing, loss forecasting and scoring models we use contain errors, do not adequately assess risk, or are otherwise ineffective, our reputation and relationships with customers could be harmed, our market share could decline and the value of loans held on our balance sheet may be adversely affected.

Our ability to attract clients to, and build trust in, Newtek Bank is significantly dependent on our ability to effectively evaluate a borrower’s credit profile and likelihood of default. To conduct this evaluation, we utilize credit decisioning, pricing, loss forecasting and scoring models that assign each loan offered through our marketplace bank a grade and a corresponding interest rate.

Additionally, if these models fail to adequately assess the creditworthiness of our borrowers, we may experience higher than forecasted losses. Furthermore, as stated above, we hold loans on our balance sheet. We periodically assess the value of these loans and in doing so we review and incorporate a number of factors including forecasted losses. Accordingly, if we fail to adequately assess the creditworthiness of our borrowers such that we experience higher than forecasted losses, the value of the loans held on our balance sheet may be adversely affected.

Similarly, if any of these models contain programming or other errors, are ineffective or the data provided by borrowers or third parties is incorrect or stale, our loan pricing and approval process could be negatively affected, resulting in mispriced or misclassified loans or incorrect approvals or denials of loans. If these errors were to occur, we may be obligated to repurchase the affected loans, investors may try to rescind their affected investments or decide not to invest in loans in the future or borrowers may seek to revise the terms of their loans or reduce the use of our marketplace bank for loans.

If collection efforts on delinquent loans are ineffective or unsuccessful, the return on investment for investors in those loans would be adversely affected and investors may not find investing through our marketplace bank desirable.

Many of our loan products are unsecured obligations of borrowers, and they are not secured by any collateral. None of the loans facilitated on our platform are guaranteed or insured by any third party or backed by any governmental authority in any way. We are the loan servicer for all loans supporting notes, all certificates and certain secured borrowings, and we are the loan servicer for most, though not all, loans sold as whole loans. The ability to collect on the loans is dependent on the borrower’s continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including bankruptcy or the economic and/or social factors. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Accordingly, we and our designated third-party servicers and collection agencies are limited in our ability to collect loans.

In addition, most investors must depend on us or our third-party servicers and collection agents to pursue collection on delinquent borrower loans. Because we make payments ratably on an investor’s investment only if we receive the borrower’s payments on the corresponding loan, if we, or third parties on our behalf, cannot adequately perform collection services, the investor will not be entitled to any payments under the terms of the investment. Further, if collection action must be taken in respect of a loan, we or the collection agency may charge a collection fee on any amounts that are obtained (excluding litigation). These fees will correspondingly reduce the amounts of any payments received by an investor. Similarly, the returns to investors may be impacted by declines in market rates for sales of charged-off loans to third-party purchasers. Ultimately, if delinquencies impair our ability to offer attractive risk-adjusted returns for investors, they may seek alternative investments and our business may suffer.

In addition, because our servicing fees depend on the collectability of the loans, if we experience a significant increase in the number of delinquent or charged-off loans we will be unable to collect our entire servicing fee for such loans and our revenue could be adversely affected.
RISKS RELATED TO OUR SUBSIDIARIES - NEWTEK TECHNOLOGY SOLUTIONS (NTS)

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

NTS’ web and cloud services involve the storage and transmission of our customers’and employees’ proprietary information. NTS’ business relies on its digital technologies, computer and email systems, software, and networks to conduct its operations. NTS’ technologies, systems and networks may become the target of criminal cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of NTS or third parties with whom NTS deals, or otherwise disrupt our or our customers’ or other third parties’ business operations. It is critical to NTS’ business strategy that its facilities and infrastructure remain secure and are perceived by the marketplace to be secure. For more information on risks relating to cybersecurity, see “Item 1A. Risk Factors – Risks Related to Cybersecurity.”

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

RISKS RELATED TO OUR SUBSIDIARIES - NEWTEK BUSINESS CREDIT SOLUTIONS (NBC)

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

NBC’s receivables and inventory financing business depends on outside financing to support its acquisition of receivables. Termination of the credit lines for any reason would have a material adverse effect on its business, including but not limited to, the liquidation of its receivables portfolios to pay down the lines. If funds from such sale were insufficient to completely pay down the line of credit, NBC’s would be responsible for any short fall. We are a guarantor on the Receivable and Inventory Facility at NBC. Maximum borrowings under the Receivable and Inventory Facility are $12.0 million. The Receivable and Inventory Facility matures in May 2023. As of December 31, 2022, total principal owed by NBC was $10.2 million.

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
RISKS RELATED TO OUR COMMON STOCK
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
•investor demand for our stock;
•significant volatility in the market price and trading volume of securities of other companies in our sector, which are not necessarily related to the operating performance of these companies;
•changes in regulatory policies or tax guidelines with respect to financial holding companies;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•changes, or perceived changes, in the value of our loans;
•departures of key Company personnel;
•operating performance of companies comparable to us; and
•general economic conditions and trends and other external factors.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. While we are currently not subject to any securities litigation or shareholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Board’s attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of NewtekOne or the removal of our directors. We are subject to the Maryland Business Combination Act. Our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our Bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Shares Acquisition Act may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

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

Future issuances of additional equity securities could result in dilution of existing shareholders’ equity ownership.

We may determine from time to time to issue additional equity securities to raise additional capital, support growth, or to make acquisitions. Further, we may issue stock options or other stock grants to retain and motivate our employees. These issuances of our securities could dilute the voting and economic interests of our existing shareholders.

We are subject to 150% asset coverage requirements due to covenants contained in the indentures under which the 2024 and 2026 Notes were issued.
The 2024 and 2026 Notes were issued pursuant to a base indenture, dated as of September 23, 2015 (the “Base Indenture”), and a Fourth Supplemental Indenture, dated as of July 29, 2019, and a Seventh Supplemental Indenture dated as of January 22, 2021, respectively, each between us and U.S. Bank National Association, as trustee. The Fourth Supplemental Indenture and Seventh Supplemental Indenture include covenants requiring us to comply with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether we are subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the Notes and the Trustee if we should no longer be subject to the reporting requirements under the Exchange Act. As a result, we are subject to 150% asset coverage requirements under the 1940 Act even though, effective January 6, 2023, we are not regulated as a BDC or under the 1940 Act.

Under these requirements we are only permitted to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance.
The ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 150%. As a result, if we were to redeem all of the outstanding 2024 Notes and 2026 Notes, we would no longer be subject to the above requirements.

RISKS RELATED TO CYBERSECURITY

We could be adversely affected by information security breaches or cybersecurity attacks.

Our business operations and our subsidiaries’ business operations rely upon secure information technology systems for data processing, storage and reporting. Despite security and controls design, implementation and updating, such information technology systems could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, our business operations involve the storage and transmission of Newtek, customer and employee proprietary information. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct operations. Our technologies, systems and networks may become the target of criminal cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of us or third parties with whom we deal, or otherwise disrupt our or our customers’ or other third parties’ business operations. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure.

Additionally, the increased use of mobile and cloud technologies due to the increased amount of remote work resulting from the COVID-19 pandemic could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure.

We maintain a cybersecurity risk management program that is overseen by the Chief Information Security Officer (“CISO”) of NTS. The CISO is chiefly responsible for developing, maintaining, and enforcing cybersecurity and cyber risk-related policies; ensuring the Company and its subsidiaries satisfy requirements of relevant regulations, industry standards, and third-party risk assessment requirements; keeping abreast of developing security threats, and helping both the Board and the board of directors of Newtek Bank understand potential security problems that might arise from the changing threat landscape; and overseeing and implementing regular security awareness training of all employees on cybersecurity, and supporting effective communication with users to limit security vulnerabilities. The CISO regularly reports to the Board and the board of directors of Newtek Bank on the state of our cybersecurity risk management program and provides updates on cybersecurity matters.

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

We and our subsidiaries depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. The systems we have implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our and our subsidiaries’ operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and other sensitive information in our possession.

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

We and our service providers continue to be impacted by the occurrence of remote work arising from the global COVID-19 pandemic. Policies of extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above are heightened under current conditions.

We and our subsidiaries are subject to risks associated with “phishing” and other cyber-attack.

Our business and the business of our subsidiaries relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, ours and our subsidiaries’ information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users). Our employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.

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
GENERAL RISK FACTORS

We are subject to risks related to corporate social responsibility.
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.
Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, among other matters, would establish a framework for reporting of climate-related risks. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our subsidiaries conduct our businesses and adversely affect our profitability.

The effect of global climate change may impact our operations and the operations of our subsidiaries.

Climate change is widely considered to be a significant threat to the global economy. Climate change creates physical and financial risk and we and some of our subsidiaries may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of us or our subsidiaries if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect our and some of our subsidiaries’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

In December 2015 the United Nations, of which the United States is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the United States would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. As a result, we and some of our subsidiaries may become subject to new or strengthened regulations or legislation, which could increase our and their operating costs and decrease our and their revenues.

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
Below is a list of our leased offices and space as of December 31, 2022 which are material to the conduct of our business:

Location	Lease expiration	Purpose	Approximate square feet

4800 T Rex Avenue Boca Raton, FL 33431	April 2026	Corporate headquarters and NSBF lending operations	7,800
1981 Marcus Avenue Lake Success, NY 11042	April 2027	Lending operations, corporate operations, NY Capco offices and certain subsidiaries’ offices	44,800
14 East Washington Street Orlando, FL 32801	Month-to-Month	NBL lending operations	1,700
1111 Brickell Avenue, Suite 135 Miami, Florida 33131	February 2027	Main office Newtek Bank, National Association	1,800

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, the Company and its wholly-owned subsidiaries may from time to time be party to lawsuits and claims. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit. The Company is not currently involved in any litigation matters that are expected to have a material impact on the Company’s financial condition. For legal proceedings involving controlled portfolio companies, refer to Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2022.

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

	Price Range		NAV[1]	Premium of High Sales Price to NAV[2]	Premium of Low Sales Price to NAV[2]
	High	Low
2021
First Quarter	$28.63	$18.77	$16.28	76%	15%
Second Quarter	$38.78	$26.41	$16.38	137%	61%
Third Quarter	$36.41	$24.07	$16.23	124%	48%
Fourth Quarter	$32.38	$25.63	$16.72	94%	53%

2022
First Quarter	$28.70	$24.00	$16.49	74%	46%
Second Quarter	$27.18	$17.65	$16.31	67%	8%
Third Quarter	$23.11	$15.65	$16.04	44%	(2)%
Fourth Quarter	$19.51	$14.75	$15.25	28%	(3)%

2023
First Quarter: January 1, 2023 through March 14, 2023	$20.83	$11.26	*	*%	*%
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
* Not determinable at time of filing.
The last reported price for our common stock on March 14, 2023 was $12.66 per share.
The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether our shares will trade at, above, or below net asset value. During the time that we operated as a BDC, our shares of common stock have traded at prices both less than and exceeding our NAV per share.
Holders
As of March 14, 2023, there were approximately 92 holders of record of our common stock.

Sales of Unregistered Securities

We issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with the DRIP. During the years ended December 31, 2022 and December 31, 2021 we issued 95,300 and 72,200 shares of common stock, respectively, valued at $1.6 million and $1.9 million, respectively to shareholders in connection with the DRIP.

We also issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with dividends on unvested restricted stock awards. During the years ended December 31, 2022 and December 31, 2021 we issued an additional 35,500 and 19,200 shares, respectively, valued at $0.6 million and $0.5 million, respectively, related to dividends on unvested restricted stock awards.

Distributions

Prior to our 2023 taxable year, when the Company operated as a RIC, we were required to timely distribute to our shareholders, in respect of each taxable year, dividends for U.S. federal income tax purposes of an amount generally at least equal to the Annual Distribution Requirement. Upon satisfying this requirement in respect of a taxable year, we generally were not subject to U.S. federal income taxes at corporate rates on any income we distributed to our shareholders as dividends for U.S. federal income tax purposes.

However, as a RIC we were subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income and gains unless we made distributions treated as dividends for U.S. federal income tax purposes in a timely manner to our shareholders in respect of each calendar year of an amount at least equal to the Excise Tax Avoidance Requirement. We were not subject to this excise tax on any amount on which we incurred U.S. federal corporate income tax (such as the tax imposed on a RIC’s retained net capital gains).

Depending on the level of taxable income earned in a taxable year, we could choose to carry over taxable income in excess of that taxable’s year distributions treated as dividends for U.S. federal income tax purposes from such taxable income into the next taxable year and incur a 4% U.S. federal excise tax on such taxable income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next taxable year under the Code is the total amount of distributions treated as dividends for U.S. federal income tax purposes paid in the following taxable year, subject to certain declaration and payment guidelines.

As a financial holding company, the Company will no longer maintain the dividend policy pursuant to which the Company distributed an amount equal to the Annual Distribution Requirement and can offer no assurance that we will achieve results that will permit the payment of any cash distributions. See “Item 1. Business.”

The following table summarizes our dividend declarations and distributions through December 31, 2022:

Record Date	Payment Date	Distribution Declared
March 30, 2015	April 13, 2015	$0.39
June 29, 2015	July 15, 2015	$0.47
October 22, 2015	November 3, 2015	$0.50
November 18, 2015(1)	December 31, 2015	$2.69
January 7, 2016	January 19, 2016	$0.40
March 22, 2016	March 31, 2016	$0.35
June 20, 2016	June 30, 2016	$0.35
September 20, 2016	September 30, 2016	$0.43
December 15, 2016	December 30, 2016	$0.40
March 20, 2017	March 31, 2017	$0.36
May 31, 2017	June 30, 2017	$0.40
September 22, 2017	September 29, 2017	$0.44
December 18, 2017	December 28, 2017	$0.44
March 20, 2018	March 30, 2018	$0.40
June 15, 2018	June 29, 2018	$0.42
September 17, 2018	September 28, 2018	$0.48
December 18, 2018	December 28, 2018	$0.50
March 15, 2019	March 29, 2019	$0.40
June 14, 2019	June 28, 2019	$0.46
September 20, 2019	September 30, 2019	$0.58
December 16, 2019	December 30, 2019	$0.71
March 18, 2020	March 31, 2020	$0.44
July 15, 2020	July 31, 2020	$0.56
September 21, 2020	September 30, 2020	$0.58
December 18, 2020	December 30, 2020	$0.47
March 22, 2021	March 31, 2021	$0.50
June 15, 2021	June 30, 2021	$0.70
September 20, 2021	September 30, 2021	$0.90
December 20, 2021	December 30, 2021	$1.05
March 21, 2022	March 31, 2022	$0.65
June 20, 2022	June 30, 2022	$0.75
September 20, 2022	September 30, 2022	$0.65
December 20, 2022	December 30, 2022	$0.70
		$19.52
(1) The Special dividend was declared as a result of the Company’s RIC election for tax year 2015 and represents the distribution of 100% of the Company’s accumulated earnings and profits through December 31, 2014. Pursuant to applicable Treasury Regulation and IRS guidance, 27% of the dividend was paid in cash and 73% was paid in newly issued shares of our common stock.

Prior to 2023, as a BDC and RIC, our Board maintained a variable distribution policy with the objective of distributing four quarterly distributions in an amount that approximated 90 - 100% of our estimated annual taxable income for a particular taxable year. As a financial holding company the Company’s ability to pay dividends and make other capital distributions is limited by regulatory capital rules and other aspects of the regulatory regime. For example, a policy statement of the Federal Reserve provides that, among other things, a financial holding company generally should not pay dividends if its net income for the past year is not sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition.

Historically, distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a shareholder’s tax basis in our shares, and any distributions paid in excess of a shareholder’s tax basis in our shares would generally be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year and is generally based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Of the distributions declared during the year ended December 31, 2022, $48.3 million was distributions derived from our current and accumulated earnings and profits and capital gains and $17.9 million was a return of capital. Of the distributions declared during the year ended December 31, 2021, 100% were distributions derived from our current and accumulated earnings and profits and capital gains. See NOTE 18—INCOME TAXES. There can be no certainty to shareholders that this determination is representative of the tax attributes of the 2023 distributions that we anticipate would be made to shareholders.

We maintain an “opt-out” dividend reinvestment plan for our common shareholders. As a result, if we declare a distribution, cash distributions will be automatically reinvested in additional shares of our common stock unless the shareholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions. During the years ended December 31, 2022 and 2021, we issued 95,300 and 72,200 shares, respectively, of common stock to shareholders in connection with the DRIP.
The Company has a stock-based compensation plan as discussed in NOTE 12—STOCK BASED COMPENSATION. Securities authorized for issuance under equity compensation plans as of December 31, 2022:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	None	None	2,311,596 shares

Equity compensation plans not approved by security holders	None	None	None

Stock Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the NASDAQ Composite Index, the Russell 2000, and S&P Small Cap 600 for the period from December 31, 2017 through December 31, 2022. The graph assumes that, on January 1, 2018, a person invested $100 in each of our common stock, the Nasdaq Composite, S&P 500 Index, Russell 2000 and S&P Small Cap 600. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.
Senior Securities

As of December 31, 2022, we held $546.5 million of aggregate principal amount of senior securities, which represented 169% asset coverage, as defined under the 1940 Act.

Information about our senior securities is shown in the following table as of the end of each fiscal year for the past ten years. The information as of December 31, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, and 2013 has been derived from Newtek Business Services Corp. and Subsidiaries’, and Newtek Business Services, Inc. and Subsidiaries’, consolidated financial statements, which have been audited by RSM US LLP. RSM US LLP’s report on the senior securities table as of December 31, 2022 is attached as an exhibit to this Annual Report.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1) (in thousands)	Asset Coverage Ratio Per Unit (2)	Involuntary Liquidation Preference Per Unit (3)	Average Market Value Per Unit (4)
Securitization Trust
December 31, 2022	$283,143	$3,256	$—	$ N/A
2021	249,750	3,537	—	N/A
2020	221,752	3,595	—	N/A
2019	276,637	2,754	—	N/A
2018	220,137	2,839	—	N/A
2017	165,432	3,018	—	N/A
2016	120,945	3,184	—	N/A
2015	91,745	3,692	—	N/A
2014	79,520	3,634	—	N/A
2013	60,140	2,966	—	N/A

Bank Notes Payable
December 31, 2022	55,885	16,496	—	N/A
2021	50,000	17,667	—	N/A
2020	86,339	9,234	—	N/A
2019	30,000	25,392	—	N/A
2018	34,700	18,010	—	N/A
2017	—	—	—	N/A
2016	5,100	75,512	—	N/A
2015	29,100	11,641	—	N/A
2014	43,023	6,716	—	N/A
2013	41,218	4,327	—	N/A

Notes Payable Related Parties
December 31, 2022	24,250	38,016	—	N/A
2021	11,450	77,147	—	N/A
2020	24,090	33,096	—	N/A
2019	12,163	62,633	—	N/A
2018	16,840	37,111	—	N/A
2017	7,001	71,324	—	N/A
2016	1,400	275,081	—	N/A
2015	5,647	59,990	—	N/A
2014	—	—	—	N/A
2013	—	—	—	N/A

Notes due 2026
December 31, 2022	115,000	8,016	—	997
2021	115,000	7,681	—	1,035
2020	—	—	—	—
2019	—	—	—	—
2018	—	—	—	—
2017	—	—	—	—

2016	—	—	—	—
2015	—	—	—	—
2014	—	—	—	—
2013	—	—	—	—

Notes due 2025
December 31, 2022	30,000	30,730	—	N/A
2021	15,000	58,889	—	N/A
2020	5,000	159,457	—	N/A
2019	—	—	—	N/A
2018	—	—	—	N/A
2017	—	—	—	N/A
2016	—	—	—	N/A
2015	—	—	—	N/A
2014	—	—	—	N/A
2013	—	—	—	N/A

Notes due 2024 (5)
December 31, 2022	38,250	24,102	—	1,002
2021	38,250	23,094	—	1,014
2020	63,250	12,605	—	963
2019	63,250	12,044	—	1,009
2018	—	—	—	N/A
2017	—	—	—	N/A
2016	—	—	—	N/A
2015	—	—	—	N/A
2014	—	—	—	N/A
2013	—	—	—	N/A

Notes due 2023 (6)
December 31, 2022	—	—	—	—
2021	—	—	—	—
2020	57,500	13,866	—	983
2019	57,500	13,248	—	1,027
2018	57,500	10,869	—	1,023
2017	—	—	—	N/A
2016	—	—	—	N/A
2015	—	—	—	N/A
2014	—	—	—	N/A
2013	—	—	—	N/A

Notes due 2022 (7)
December 31, 2022	—	—	—	N/A
2021	—	—	—	N/A
2020	—	—	—	N/A
2019	—	—	—	N/A
2018	8,324	75,078	—	968

2017	8,324	59,988	—	1,018
2016	8,324	46,265	—	969
2015	8,324	40,697	—	1,025
2014	—	—	—	N/A
2013	—	—	—	N/A

Notes due 2021 (8)
December 31, 2022	—	—	—	N/A
2021	—	—	—	N/A
2020	—	—	—	N/A
2019	—	—	—	N/A
2018	—	—	—	N/A
2017	40,250	12,406	—	1,019
2016	40,250	9,568	—	972
2015	—	—	—	N/A
2014	—	—	—	N/A
2013	—	—	—	N/A
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

Executive Overview

Conversion to a Financial Holding Company

As of January 6, 2023, we are a financial holding company that, together with our consolidated subsidiaries, intends to provide a wide range of business and financial solutions under the NewtekOne® brand to the SMB market. Effective January 6, 2023, following authorization by our shareholders, we withdrew our previous election to be regulated as a BDC under the 1940 Act. Prior to such time, we operated as a closed-end, non-diversified management investment company that was subject to regulation as a BDC under the 1940 Act. Contemporaneously with withdrawing our election to be regulated as a BDC, on January 6, 2023, we completed the previously announced Acquisition of NBNYC, a national bank regulated and supervised by the OCC, pursuant to which we acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC for $20 million. NBNYC has been renamed Newtek Bank, National Association and has become our wholly owned subsidiary. In connection with the completion of the Acquisition, we have contributed to Newtek Bank $31 million of cash and two of our subsidiaries, NBL and SBL. As a result of the Acquisition, we are now a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. We no longer qualify as a RIC under Subchapter M of the Code for federal income tax purposes and will no longer qualify for accounting treatment as an investment company. As a result, in addition to Newtek Bank and its consolidated subsidiaries, NBL and SBL, the following portfolio companies and subsidiaries will now be consolidated non-bank subsidiaries in our financial statements: NSBF; NMS; Mobil Money; NBC; PMT; NIA; TAM; Newtek Business Services Holdco 6, Inc; NCL; EWS; NTS and POS. In addition, as a result of commitments made to the Federal Reserve, we will divest or otherwise terminate the activities conducted by EWS and NTS including its subsidiary SIDCO, within two years of becoming a financial holding company, subject to any extension of the two-year period. See “Item 1A. Risk Factors – Risks Related to Regulation, Supervision and Compliance – Our status as a financial holding company requires us to curtail certain activities and imposes limitations on certain activities, which may negatively impact the Company’s business, financial condition and results of operations.”

Historical Business Regulation and Taxation

Prior to January 6, 2023, we operated as an internally managed non-diversified closed-end management investment company that elected to be regulated as a BDC under the 1940 Act. As a BDC, under the 1940 Act, we were not permitted to acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets, and we were not permitted to issue senior securities unless the ratio of its total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, was at least 150%. As of December 31 2022, our asset coverage was 169%. Although we are no longer regulated as a BDC, certain covenants in our outstanding 2024 and 2026 Notes require us to maintain an asset coverage of at least 150% as long as the 2024 and 2026 Notes are outstanding. See “Risk Factors – Risks Related to Our Common Stock – We are subject to 150% asset coverage requirements due to covenants contained in the indentures under which the 2024 and 2026 Notes were issued.”

Additionally, prior to January 6, 2023, due to our status as a BDC under the 1940 Act, we elected to be treated as a RIC for U.S. federal income tax purposes, beginning with our 2015 tax year. As a RIC, we generally did not have to pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that we distributed to our shareholders as dividends. To maintain our qualification as a RIC, we were required to, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we were required to distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses.

For 2023, the Company and its subsidiaries will no longer qualify as a RIC and will file a consolidated U.S. federal income tax return. Financial holding companies are subject to federal and state income taxes in essentially the same manner as other corporations. Taxable income is generally calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the “Code”), including Sections 581 through 597 that apply specifically to financial institutions. Some modifications are required by state law and the 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). Among other things, the Tax Act (i) established a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allowed the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limited the deduction for net interest expense incurred by U.S. corporations, (iv) allowed businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminated or reduced certain deductions related to meals and entertainment expenses, (vi) modified the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarified the definition of a covered employee and (vii) limited the deductibility of deposit insurance premiums. There can be no assurance as to the actual effective rate because it will be dependent upon the nature and amount of future income and expenses as well as actual investments generating investment tax credits and transactions with discrete tax effects.

From 2012 through December 31, 2022, NSBF, our wholly-owned subsidiary, was consistently the largest non-bank SBA 7(a) lender in the U.S. based on dollar volume of loan approvals, and, as of December 31, 2022, was the third largest SBA 7(a) lender in the United States. Historically, NSBF structured its loans so that it could both sell the government guaranteed portions of SBA 7(a) loans and securitize the unguaranteed portions. This structure generally allowed NSBF to recover its capital and earn excess capital on each loan, typically within a year. Following the Acquisition, NSBF will begin to wind down its operations, transition SBA 7(a) loan originations to Newtek Bank, and will continue to own the 7(a) Loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off or (subject to SBA’s prior written approval) sale or transfer. There can be no guarantee that Newtek Bank will be able to maintain its SBA 7(a) lending license, nor that Newtek Bank will obtain PLP status under the SBA 7(a) program following the Acquisition. See “Item 1A. Risk Factors – Risks Related to SBA lending – There can be no guarantee that Newtek Bank will be able to maintain its SBA 7(a) lending license.”

Additionally, we and our subsidiaries have historically provided a wide range of business and financial solutions to SMB relationships, including Business Lending, which includes SBA 7(a) loans, SBA 504 loans and conventional loans, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), Technology Consulting, eCommerce, Accounts Receivable and Inventory Financing, personal and commercial lines Insurance Services, Web Services, Data Backup, Storage and Retrieval, and Payroll and Benefits Solutions to SMB relationships nationwide across all industries. We supported the operations of our subsidiaries by providing access to our proprietary and patented technology platform, including NewTracker®, our patented prospect management software. We have historically defined SMBs as companies having revenues of $1.00 million to $100.00 million, and we have generally estimated the SMB market to be over 30 million businesses in the United States. While our historical investments primarily included making loans and providing business solutions to the SMB market through NSBF and our controlled portfolio companies, we also made opportunistic investments in larger or smaller companies. Following the Acquisition, there can be no assurance regarding our continued lending prospects or operations as a financial holding company. See “Item 1A. Risk Factors – Risks Related to Regulation, Supervision and Compliance – We have a limited operating history as a financial holding company.”

On August 2, 2021, we entered into the Stock Purchase Agreement to acquire all of the issued and outstanding stock of NBNYC. The Acquisition was part of a plan to reposition us as a bank holding company and our intent to elect financial holding company status. Prior to January 6, 2023, we received the approval of our shareholders to withdraw our election as a BDC under the 1940 Act, received the approval of the OCC to acquire all of the outstanding stock of NBNYC, and received approval from the Federal Reserve to become a financial holding company. On January 6, 2023, we closed on the acquisition of all of the issued and outstanding stock of NBNYC, changed NBNYC’s name to Newtek Bank, N.A. and, contemporaneously therewith, withdrew our election to be regulated as a BDC under the 1940 Act. As a result of withdrawing our election to be regulated as a BDC under the 1940 Act, we will no longer qualify for tax treatment as a RIC under the Code beginning in our 2023 taxable year.

Following the closing of the Acquisition on January 6, 2023, we intend to operate as a financial holding company. Specifically, we have contributed $31 million cash and NBL and SBL to Newtek Bank, and intend to provide a centralized lending operations through Newtek Bank, N.A. In addition, all of our portfolio companies are now consolidated subsidiaries of the Company. We intend to further develop our current patented technology, which we intend to complement its proposed banking offerings, subject to Regulatory Approvals. We also intend to retain our current board of directors and management, as supplemental by additional personnel with banking experience. However, there can be no assurance that we will be able to successfully operate a bank and as a financial holding company. See “Item 1A. Risk Factors – Risk Related to Regulation, Supervision and Compliance.”

As a financial holding company, we will subject to regulation and supervision that will be different from our prior regulation and supervision as a BDC under the 1940 Act, and will be required to comply with accounting and financial reporting requirements that will be different from our reporting requirements as a BDC under the 1940 Act. Moreover, our conversion to a financial holding company may make it more difficult for us to be acquired in the future. For information on the risks of operating as a financial holding company, see “Item 1A. Risk Factors – Risk Related to Regulation, Supervision and Compliance.”

Our common shares are currently listed on the Nasdaq Global Market under the symbol “NEWT”.

NSBF and Newtek Bank are nationally licensed SBA lenders under the federal Section 7(a) loan program and originate, sell and service SBA 7(a) loans. NSBF has been granted PLP status and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender with PLP status allows NSBF to expedite the origination of loans since NSBF is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status would adversely impact our marketing efforts and ultimately our loan origination volume, which would negatively impact our results of operations. We anticipate Newtek Bank, N.A. obtaining PLP status during the first quarter of 2023, however, there is no guarantee that Newtek Bank will receive PLP status. See "Item 1A. Risk Factors - Risks Related to SBA Lending - There can be no guarantee that Newtek Bank will be able to maintain its SBA 7(a) lending license."

Economic Developments

We have observed and continue to observe supply chain interruptions, significant labor and resource shortages, commodity inflation, rising interest rates, economic sanctions as a result of the ongoing war between Russia and Ukraine and elements of economic and financial market instability in the United States, the United Kingdom, the European Union and China. One or more of these factors may contribute to increased market volatility, may have long term effects in the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Additionally, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the companies similar to those in which we invest could experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. While we are not seeing signs of an overall, broad deterioration in our operating results at this time, there can be no assurance that the performance of certain of our clients will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

Over two years after COVID-19 was recognized as a pandemic by the World Health Organization, its continued persistence in the United States and worldwide and the magnitude of the economic impact of the outbreak continue to create an uncertain environment in which we, our subsidiaries and our clients operate. The preventative measures taken to contain or mitigate the spread of COVID-19 have caused, and may in the future cause, business shutdowns, cancellations of events and other travel disruptions. We continue to closely monitor our clients; however, we are unable to predict the duration of any business and supply-chain disruptions and resource shortages, the extent to which COVID-19 or economic conditions may negatively affect our clients’ operating results or the impact that such disruptions may have on our results of operations and financial condition.

Revenues

For the year ended December 31, 2022, we generated revenue in the form of interest, dividend, servicing and other fee income on debt and equity investments. We entered into debt investments that typically have terms of 10 to 25 years and bear interest at prime plus a margin. In some instances, we received payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we received repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuated significantly from period to period. Our portfolio activity for the year ended December 31, 2022 also reflects the proceeds of sales of securities. We received servicing income related to the guaranteed portions of SBA investments which we originated and sold into the secondary market. These recurring fees were earned daily and recorded when earned. In addition, we generated revenue in the form of packaging, prepayment, legal and late fees. We recorded such fees related to loans as other income. Dividends were recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and were expected to be collected. Dividend income was recorded at the time dividends were declared. Distributions of earnings from portfolio companies were evaluated to determine if the distribution was income, return of capital or realized gain. In addition, under the PPP that began in the second quarter of 2020 and concluded during the third quarter of 2021, the SBA reimbursed the Company for originating loans and such SBA reimbursements are included as interest income on PPP loans. Income earned in connection with the PPP should not be viewed as recurring. NSBF funded the balance of its PPP loans by the end of July 2021. NSBF has redeployed resources used to generate PPP loans to the origination of SBA 7(a) loans.

We recognized realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment without regard to unrealized gains or losses previously recognized. We recorded current period changes in fair value of investments and assets that were measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments or servicing assets, as appropriate, in the consolidated statements of operations.

Following our conversion to a financial holding company, we intend to generate revenues in the form of interest, servicing and other fee income on the loans we and Newtek Bank originate. In addition, our portfolio companies have become consolidating subsidiaries of NewtekOne in 2023 and therefore, under the new organizational structure, their revenues will be consolidated within the statement of operations going forward along with our joint ventures. With the inclusion of NMS, NIA, PMT, and NTS, we anticipate reporting Web Hosting and IT Support Revenue, Electronic Payment Processing Revenue, Insurance Commissions Revenue, and Payroll Processing Revenue going forward.

Expenses

For the years ended December 31, 2022 and 2021, our primary operating expenses were salaries and benefits, interest expense, origination and servicing and other general and administrative costs, such as professional fees, marketing, referral fees, servicing costs and rent.

Following our conversion to a financial holding company, we expect to incur expenses in the form of interest on borrowings at Newtek Bank. In addition, our portfolio companies have become consolidating subsidiaries of NewtekOne, Inc. in 2023 and therefore, under the new organizational structure, their expenses will be consolidated within the statement of operations going forward along with our joint ventures. With the inclusion of NMS, NIA, PMT, and NTS, we anticipate reporting COGS on Technology, Electronic Payment Processing Costs, and Payroll Processing Costs going forward.
Guarantees
The Company is a guarantor on the Receivable and Inventory Facility at NBC. Maximum borrowings under the Receivable and Inventory Facility are $12.0 million and will be reduced until the facility matures in May 2023. At December 31, 2022, total principal owed by NBC was $10.2 million. In addition, the Company deposited $0.75 million to collateralize the guarantee. At December 31, 2022, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Capital One Facility, NBL Deutsche Bank Facility and NBL One Florida Bank Facility. Maximum borrowings under the NBL Capital One Facility are $60.0 million with an accordion feature to increase maximum borrowings to $150.0 million. The lenders’ commitments terminate in November 2022, with all amounts due under the NBL Capital One Facility maturing in November 2025. Maximum borrowings under the NBL Deutsche Bank facility $50.0 million with a maturity date in November 2024. Maximum borrowings under the NBL One Florida Bank facility are $20.0 million with a maturity date in September 2024. At December 31, 2022, total principal owed by NBL under these facilities was $42.5 million. At December 31, 2022, the Company determined that it is not probable that payments would be required to be made under these guarantees.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $54.9 million. The Webster Facility matures in November 2023. At December 31, 2022, total principal outstanding was $39.9 million. At December 31, 2022, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company’s Non-Conforming Conventional Commercial Loan Program

NCL: We established a 50/50 joint venture, NCL, between Newtek Commercial Lending, Inc., a wholly-owned subsidiary of Newtek, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq:TCPC). NCL provided non-conforming conventional commercial and industrial term loans to U.S. middle-market companies and small businesses. NCL ceased funding new loans during 2020. On January 28, 2022, NCL closed a conventional commercial loan securitization with the sale of $56.3 million Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL’s portfolio of conventional commercial business loans, including loans secured by liens on commercial or residential mortgaged properties, originated by NCL and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay the Deutsche Bank credit facility and return capital to the NCL partners. Refer to NOTE 3—INVESTMENTS for selected financial information and a schedule of investments of NCL as of December 31, 2022.

Newtek-TSO JV: On August 5, 2022, Newtek Commercial Lending, Inc. and TSO II Booster Aggregator, L.P. (“TSO II”) entered into a joint venture, Newtek-TSO JV, governed by the Amended and Restated Limited Partnership Agreement for the Newtek-TSO JV. Newtek Commercial Lending, Inc. and TSO II each committed to contribute an equal share of equity funding to the Newtek-TSO JV and each will have equal voting rights on all material matters. The Newtek-TSO JV intends to deploy capital over the course of time with additional leverage supported by a warehouse line of credit. The purpose of the Newtek-TSO JV is to invest in non-conforming conventional commercial and industrial term loans made to middle-market companies as well as small businesses. Newtek-TSO JV began making investments during the fourth quarter of 2022 and intends to continue this activity in 2023.

Unfunded Commitments

At December 31, 2022, the Company had $10.4 million of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. For the year ended December 31, 2022, the Company funded these commitments from the same sources it used to fund its other investment commitments.

Loan Portfolio Asset Quality and Composition
The following tables set forth distributions of the cost basis of the Company’s SBA 7(a) loan portfolio at December 31, 2022 and December 31, 2021, respectively, in thousands. The tables include loans in which NSBF owns 100% as a result of NSBF originating the loan and subsequently repurchasing the guaranteed portion from the SBA. The total of 100% NSBF-owned loans at December 31, 2022 and December 31, 2021 is $11.4 million and $18.5 million, respectively.
Distribution by Business Type

As of December 31, 2022
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	2,820	$430,021	$152	80.7%
Business Acquisition	397	72,821	207	13.7%
Start-Up Business	321	29,952	96	5.6%
Total	3,538	$532,793	$151	100.0%

As of December 31, 2021
Business Type	# of Loans	Balance	Average Balance	% of Balance
Existing Business	2,162	$349,999	$162	81.1%
Business Acquisition	333	59,794	207	13.8%
Start-Up Business	266	22,176	96	5.1%
Total	2,761	$431,970	$156	100.0%

Distribution by Borrower Credit Score

December 31, 2022
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	11	$3,057	$278	0.6%
551 to 600	54	12,917	239	2.4%
601 to 650	287	57,010	199	10.7%
651 to 700	902	142,546	158	26.8%
701 to 750	1,282	184,252	144	34.6%
751 to 800	879	120,560	137	22.6%
801 to 850	121	12,409	103	2.3%
Not available	2	43	21	0.0%
Total	3,538	$532,793	$151	100.0%

December 31, 2021
Credit Score	# of Loans	Balance	Average Balance	% of Balance
500 to 550	15	$3,562	$237	0.8%
551 to 600	59	15,322	260	3.6%
601 to 650	299	59,139	198	13.7%
651 to 700	754	118,150	157	27.4%
701 to 750	914	140,720	154	32.6%
751 to 800	632	85,479	135	19.8%
801 to 850	86	9,548	111	2.2%
Not available	2	49	25	0.0%
Total	2,761	$431,970	$179	100.0%

Distribution by Primary Collateral Type

December 31, 2022
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	1,079	$231,568	$215	43.5%
Residential Real Estate	1,036	96,922	94	18.2%
Machinery and Equipment	494	85,434	173	16.0%
Accts Receivable and Inventory	452	81,665	181	15.3%
Other	102	27,647	271	5.2%
Unsecured	326	6,772	21	1.3%
Furniture and Fixtures	37	2,178	59	0.4%
Liquid Assets	12	606	50	0.1%
Total	3,538	$532,793	$151	100.0%

December 31, 2021
Collateral Type	# of Loans	Balance	Average Balance	% of Balance
Commercial Real Estate	1,016	$228,381	$225	53.0%
Machinery and Equipment	430	73,433	171	17.0%
Accounts Receivable and Inventory	312	50,692	162	11.7%
Residential Real Estate	707	47,240	67	10.9%
Other	93	26,509	285	6.1%
Unsecured	161	2,984	19	0.7%
Furniture and Fixtures	28	1,797	64	0.4%
Liquid Assets	14	936	67	0.2%
Total	2,761	$431,970	$156	100.0%
Distribution by Days Delinquent

December 31, 2022
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Accrual
Current	3,257	$450,549	$138	84.5%
31 to 60 days	44	12,578	—	2.4%
61 to 90 days	—	—	—	—%
91 days or greater	—	—	—	—%
Non-accrual	237	69,666	294	13.1%
Total	3,538	$532,793	$151	100.0%

December 31, 2021
Delinquency Status	# of Loans	Balance	Average Balance	% of Balance
Accrual
Current	2,512	$365,198	$145	84.6%
31 to 60 days	59	12,646	214	2.9%
61 to 90 days	—	—	—	—%
91 days or greater	—	—	—	—%
Non-accrual	190	54,126	285	12.5%
Total	2,761	$431,970	$156	100.0%

During this wind-down of NSBF’s operations, NSBF will be required to continue to own its SBA 7(a) loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval), sale or transfer. In addition, NSBF will be required to continue to service and liquidate its SBA Loan Portfolio, including processing forgiveness and loan reviews for PPP Loans, pursuant to an SBA approved lender service provider agreement with SBL. The Company will continue to fair value NSBF’s SBA 7(a) loan portfolio until the portfolio is completely runoff. The Company will report both realized and unrealized gains and losses relating to the fair value adjustments on the legacy NSBF SBA 7(a) portfolio.

Results of Operations for the year ended December 31, 2022 and 2021

Set forth below is a comparison of the results of operations for the years ended December 31, 2022 and 2021, during which years the Company operated as both a BDC and a RIC. For a comparison of the results of operations for the years ended December 31, 2021 and 2020, see the Company's Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022.

Comparison of the year ended December 31, 2022 and 2021
Investment Income

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	Change
Investment income:
Interest income - PPP loans	$—	$49,989	$(49,989)
Interest income - SBA 7(a) loans	38,617	28,549	10,068
Interest income - non-control investments	—	428	(428)
Dividend income	24,657	9,896	14,761
Servicing income	13,698	11,307	2,391
Other income	9,272	8,325	947
Total investment income	$86,244	$108,494	$(22,250)
Interest Income
The Company began earning interest income from PPP loans in the second quarter of 2020 under the CARES Act. By July 2021, NSBF funded the balance of its PPP loans and therefore the Company did not earn any PPP interest income during 2022. NSBF redeployed the resources used to generate PPP loans to the origination of SBA 7(a) loans.
The increase in interest income from SBA 7(a) loans was attributable to the average outstanding accrual portfolio of SBA non-affiliate investments increasing to $482.6 million from $406.2 million for the year ended December 31, 2022 and 2021, respectively. The increase in the average outstanding accrual portfolio resulted from the origination of new SBA non-affiliate investments period over period.
In September 2020, the Company purchased one loan from NBL, a wholly-owned controlled portfolio company and began earning interest income from non-control investments. In November 2021, the Company sold the loan to NCL and therefore the Company did not earn any interest income from non-control investments during 2022.
Dividend Income

Dividend income was earned from the following investments, which were held as portfolio companies, for the year ended December 31, 2022 and 2021:

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	Change
Newtek Merchant Solutions, LLC (NMS)	$14,550	$6,000	$8,550
Newtek Technology Solutions, Inc.	1,500	250	1,250
Mobil Money, LLC	400	—	400
Newtek Conventional Lending, LLC	2,379	51	2,328
Newtek Business Lending, LLC	5,025	3,500	1,525
Automated Merchant Services, LLC	720	—	720
EMCAP Loan Holdings, LLC	83	95	(12)
Total dividend income	$24,657	$9,896	$14,761

For the years ended December 31, 2022 and 2021, dividend income was dependent on portfolio company earnings and portfolio company capital investment objectives and opportunities. On January 6, 2023, we completed the previously announced Acquisition of NBNYC and converted to a financial holding company. See “Item 1. Business – Our Business.” With the exception of EMCAP, the above portfolio companies have become consolidating subsidiaries of NewtekOne, Inc. in 2023 and therefore, under the new organizational structure, their profits and losses will be consolidated within the statement of operations instead of in the form of dividend income going forward.

NSBF Servicing Portfolio and Related Servicing Income
The following table represents the NSBF originated servicing portfolio and servicing income earned for the year ended December 31, 2022 and 2021:

(in thousands):	Year Ended December 31, 2022	Year Ended December 31, 2021	Change
Total NSBF originated servicing portfolio	$2,217,497	$1,839,239	$378,258
Total average NSBF originated portfolio earning servicing income	$1,392,650	$1,151,891	$240,759
Total servicing income earned	$13,698	$11,307	$2,391
The increase in servicing income related to an increase in the total portfolio investments for which we earn servicing income period over period, due to an increase in SBA 7(a) loan originations period over period.

Other Income

For the year ended December 31, 2022, other income related primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The increase was related to an increase in legal, prepayment and packaging fees earned as a result of the higher volume of SBA 7(a) loans originated of $775.6 million compared to $560.6 million for the year ended December 31, 2022 and 2021, respectively. As a result of the uncertain economic impact to U.S. small businesses at the onset of the COVID-19 pandemic, the Company temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans in March 2020. NSBF funded the balance of its PPP loans by July 2021 and redeployed the resources used to generate PPP loans to the origination of SBA 7(a) loans.
Expenses:

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	Change
Salaries and benefits	$20,186	$17,866	$2,320
Interest	26,325	20,515	5,810
Depreciation and amortization	239	304	(65)
Professional fees	7,134	5,610	1,524
Origination and loan processing	11,606	10,234	1,372
Origination and loan processing - related party	19,140	19,272	(132)
Loss on extinguishment of debt	417	1,552	(1,135)
Other general and administrative costs	7,673	7,454	219
Total expenses	$92,720	$82,807	$9,913

Salaries and Benefits

The increase in salaries and benefits was attributable to an increase in salaries and bonuses and related accruals period over period due to increased performance pay as well as a higher headcount period over period.

Interest Expense
The following is a summary of interest expense by facility for the year ended December 31, 2022 and 2021:

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	Change
Notes payable - Securitization Trusts	$10,641	$5,520	$5,121
Bank notes payable	3,998	1,536	2,462
2023 Notes[1]	—	549	(549)
2024 Notes[2]	2,424	4,714	(2,290)
2025 6.85% Notes[3]	379	1,134	(755)
2025 5.00% Notes	1,294	—	1,294
2026 Notes	7,042	6,675	367
Notes payable - related parties	547	387	160
Total interest expense	$26,325	$20,515	$5,810
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

The increase in interest expense period over period is primarily from additional interest expense on the 2026 Notes of $0.4 million, 2025 5.00% Notes of $1.3 million, Notes payable - Securitization Trusts of $5.1 million, and Bank notes payable of $2.5 million related to an increase in the average outstanding balance and interest rates period over period. The increase was partially offset by the redemption of the 2023 Notes, 2025 6.85% Notes, and partial redemption of the 2024 Notes, which resulted in a reduction of $0.5 million, $0.8 million and $2.3 million of interest expense, respectively.

Professional Fees

The increase in professional fees period over period is attributable to fees related to the implementation of a new general ledger system as well as fees related to the Company's repositioning of itself as a financial holding company in January 2023.

Origination and Loan Processing

The change in origination and loan processing expenses was due to an increase in SBA 7(a) loan fundings period over period.

Loss on extinguishment of debt

On February 22, 2021, the Company redeemed all $57.5 million in aggregate principal amount of the 2023 Notes. As a result of the redemption of the 2023 Notes, the Company recorded a $1.0 million loss on extinguishment of debt during the year ended December 31, 2021, equivalent to the balance of unamortized deferred financing costs as of the redemption date.

On May 2022, the Company redeemed the remaining $15.0 million in aggregate principal amount of the 2025 6.85% Notes and as a result, the Company recorded a $0.4 million loss on extinguishment of debt during the year ended December 31, 2022, equivalent to the balance of unamortized deferred financing costs as of the redemption date.
Net Realized Gains and Net Unrealized Appreciation (Depreciation)

Net realized gains from SBA non-affiliate investments for the year ended December 31, 2022 and 2021 were $56.9 million and $53.1 million, respectively, which included realized losses of $16.6 million and $10.4 million, respectively.

Net Realized Gains on SBA Non-Affiliate Investments

	Year Ended
	December 31, 2022		December 31, 2021
	# of Debt Investments	$ Amount (in thousands)	# of Debt Investments	$ Amount (in thousands)
SBA non-affiliate investments originated	931	$775,573	781	$560,571
SBA guaranteed non-affiliate investments sold	880	$630,028	678	$419,735
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$73,530	—	$63,484
Average sale price as a percent of principal balance[1]	—	110.02%	—	113.05%
(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

As a result of the uncertain economic impact to U.S. small businesses at the onset of the COVID-19 pandemic, the Company’s Executive Committee and Lending Team temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans in March 2020 through July 2021, resulting in a higher volume of SBA 7(a) loans for the year ended December 31, 2022 compared to 2021. NSBF redeployed the resources used to generate PPP loans to the origination of SBA 7(a) loans in 2021.

For the year ended December 31, 2022, the average sale price as a percent of principal balance was 110.02% compared to 113.05% for the prior period. The decrease reflects the lagging prime rate adjustments and the quarterly reset of interest rates on our loan portfolio.

During this wind-down of NSBF’s operations, NSBF will be required to continue to own its SBA 7(a) loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval), sale or transfer. In addition, NSBF will be required to continue to service and liquidate its SBA Loan Portfolio, including processing forgiveness and loan reviews for PPP Loans, pursuant to an SBA approved lender service provider agreement with SBL. The Company will continue to fair value NSBF’s SBA 7(a) loan portfolio until the portfolio is completely runoff. The Company will report both realized and unrealized gains and losses relating to the fair value adjustments on the legacy NSBF SBA 7(a) portfolio.

Net Unrealized Appreciation (Depreciation)

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	Change
Net unrealized (depreciation) appreciation on SBA guaranteed non-affiliate investments	$(6,532)	$6,380	$(12,912)
Net unrealized (depreciation) appreciation on SBA unguaranteed non-affiliate investments	(19,972)	5,097	(25,069)
Net unrealized appreciation on controlled investments	24,321	2,829	21,492
Change in deferred taxes	(6,464)	(1,327)	(5,137)
Net unrealized depreciation on servicing assets	(10,095)	(6,778)	(3,317)
Net unrealized appreciation (depreciation) on derivative transactions	183	(183)	366
Total net unrealized (depreciation) appreciation	$(18,559)	$6,018	$(24,577)

Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments relates to guaranteed portions of SBA debt investments made which the Company sells into a secondary market. Unrealized appreciation of SBA guaranteed investments represents the fair value adjustment of guaranteed portions of loans which have not yet been sold. Unrealized depreciation represents the reversal of unrealized appreciation when the guaranteed portions of the SBA 7(a) loans are sold. The amount of the unrealized appreciation (depreciation) is determined by the quantity of guaranteed loans held for sale at quarter end as well as the change in secondary market pricing conditions. During the year ended December 31, 2022, there was a reduction in the gain-on-sale pricing as compared to the prior period.

Unrealized depreciation on servicing assets relates to the amortization of the Company’s servicing assets in proportion to, and over the period of, estimated net servicing income. The increase in unrealized depreciation period over period is primarily due to the increase in the discount rate used to fair value the servicing asset.
In September 2020, the Company purchased one loan from NBL, a wholly-owned controlled portfolio company and began recording unrealized results on non-control/non-affiliate investments. In November 2021, the Company sold the loan to NCL and therefore the Company does not have any unrealized results from non-control/non-affiliate investments during 2022.

The net unrealized appreciation on derivative instruments is attributable to interest rate movement on interest rate futures contracts.

Net Unrealized Appreciation (Depreciation) on Controlled Investments

Unrealized appreciation (depreciation) was derived from the following portfolio companies for the year ended December 31, 2022 and 2021:

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	Change
Newtek Merchant Solutions, LLC (NMS)	$(5,600)	$3,000	$(8,600)
Newtek Technology Solutions, Inc. (NTS)	(8,900)	6,000	(14,900)
CDS Business Services, Inc.	(1,496)	(9,040)	7,544
PMTWorks Payroll, LLC	1,010	(1,250)	2,260
banc-serv Partners, LLC (BSP)	—	885	(885)
Small Business Lending, LLC	2,535	(5,650)	8,185
Newtek Insurance Agency, LLC	3,200	(1,750)	4,950
Newtek Business Lending, LLC	32,422	7,370	25,052
Newtek Conventional Lending, LLC	(3,526)	1,535	(5,061)
Newtek TSO II Conventional Credit Partners, LP	673	—	673
Titanium Asset Management LLC	(329)	(52)	(277)
Advanced Cyber Security Systems, LLC	—	381	(381)
Mobil Money, LLC	4,350	1,400	2,950
Automated Merchant Services, Inc.	53	—	53
Excel WebSolutions, LLC	(71)	—	(71)
Total net unrealized appreciation on controlled investments	$24,321	$2,829	$21,492

For the years ended December 31, 2022 and 2021, net unrealized appreciation (depreciation) on controlled investments was driven by the valuation of the above portfolio companies. On January 6, 2023, we completed the previously announced Acquisition of NBNYC and converted to a financial holding company. See “Item 1. Business - Our Business.” The above portfolio companies have become consolidating subsidiaries of NewtekOne, Inc. in 2023 and therefore, under the new organizational structure, their profits and losses will be consolidated within the statement of operations and there will no longer be unrealized appreciation (depreciation) on these investments going forward.

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours were subject to U.S. federal and state income taxes during the taxable year ended December 31, 2022. These taxable subsidiaries were not consolidated with the Company for income tax purposes, but were consolidated for GAAP purposes, and may have generated income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. During the year ended December 31, 2022 and 2021, we recognized a provision for deferred taxes of $6.5 million and $1.3 million related to the net unrealized (depreciation) appreciation of controlled portfolio company investments, respectively.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Capital One Facility, Notes payable - related parties, 2024 Notes, 2025 5.00% Notes, 2025 8.125% Notes, 2026 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. In the year ended December 31, 2022, our primary use of funds from operations included investments in portfolio companies and payments of fees and other operating expenses we incurred. In the year ended December 31, 2022, we used our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. As of December 31, 2022, our asset coverage was 169% based on $546.5 million of aggregate principal amount of senior securities outstanding. On July 26, 2018, our shareholders approved the application of the modified asset coverage requirement as set forth in Section 61(a)(2) of the 1940 Act. As a result, our minimum required asset coverage ratio decreased from 200% to 150%, effective July 27, 2018. Although we are no longer subject to regulation as a BDC under the 1940 Act, the 2024 Notes and 2026 Notes require us to maintain a minimum of 150% asset coverage during the time that the 2024 and 2206 Notes are outstanding. See “Risk Factors – Risks Related to Our Common Stock – We are subject to 150% asset coverage requirements due to covenants contained in the indentures under which the 2024 and 2026 Notes were issued.”

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

On June 25, 2020, the Company entered into the 2020 ATM Equity Distribution Agreement. On July 20, 2022, the Company entered into Amendment No. 1 to the 2020 ATM Equity Distribution Agreement. The 2020 ATM Equity Distribution Agreement, as amended, provides that the Company may offer and sell up to 6,400,000 shares of common stock from time to time through the placement agents. From inception through December 31, 2022, we sold 3,069,754 shares of our common stock at a weighted average price of $23.02 per share. Proceeds, net of offering costs and expenses were $70.6 million. The Company paid the placement agents $1.4 million in compensation. As of December 31, 2022, there were 3,330,246 shares of common stock that remained unsold under the 2020 ATM Equity Distribution Agreement. The Company does not currently have an effective shelf registration statement in place and therefore, the ATM program has been suspended as of January 6, 2023 however on January 27, 2023 the Company submitted a Form S-3 with the SEC in order to commence the process of re-establishing an effective shelf registration statement and intends to seek effectiveness of such registration statement upon completion of the SEC review process.

2026 Notes

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

The 2026 Notes will mature on February 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after February 1, 2022, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price equal to the following amounts, plus accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed plus (2) the sum of the present value of the scheduled payments of interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed from the redemption date until February 1, 2023, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points; provided, however, that if the Company redeems any 2026 Notes on or after February 1, 2023 (the date falling three years prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The 2026 Notes bear interest at a rate of 5.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2021, and trade on the Nasdaq Global Market under the trading symbol “NEWTZ.” At December 31, 2022, the Company was in compliance with all covenants related to the 2026 Notes.

2024 Notes

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

The 2024 Notes will mature on August 1, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after August 1, 2021, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 5.75% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year, commencing on November 1, 2019, and trade on the Nasdaq Global Market under the trading symbol “NEWTL.” At December 31, 2022, the Company was in compliance with all covenants related to the 2024 Notes.

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

On December 29, 2021, the Company redeemed $40.0 million in aggregate principal amount of the $78.25 million of principal amount of 2024 Notes outstanding at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from November 1, 2021 through, but excluding, the redemption date. As of December 31, 2022, the outstanding principal balance of the 2024 Notes was $38.25 million.

2023 Notes

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

The Base Indenture, and each supplemental indenture thereto, contains certain covenants. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. Each supplemental indenture (except for the Tenth Supplemental Indenture) includes covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by each supplemental indenture thereto. These covenants currently apply to the 2024 and 2026 Notes. At December 31, 2022, the Company was in compliance with all covenants related to the Notes.

2025 Notes (Private Placement)

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

Capital One Facilities
In May 2017, NSBF amended its Capital One facility to increase the facility from $50.0 million to $100.0 million and reduce the interest rate. The facility was amended again in June 2018 and the portion of the facility collateralized by the government guaranteed portion of SBA 7(a) loans, was reduced to Prime minus 0.75% (previously Prime minus 0.25%). The interest rate on the portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, was reduced to Prime plus 0.25% (previously Prime plus 0.75%). The facility provides for a 55% advance rate on the non-guaranteed portions of the SBA 7(a) loans NSBF originates, and a 90% advance rate on the guaranteed portions of SBA 7(a) loans NSBF originates. In addition, the amendment extended the date on which the facility will convert to a term loan from May 16, 2017 to May 11, 2020 and extended the maturity date of the facility to May 11, 2022. In June 2019, the facility was increased from $100.0 million to $150.0 million. On May 7, 2020, NSBF amended its existing line of credit with Capital One to, among other things, extend the maturity date on which the credit facility will convert into a term loan for a period of three years to May 7, 2023, with the term loan maturing on May 7, 2025. On February 28, 2023, NSBF entered into a Limited Waiver Agreement with the lenders under the Capital One facility pursuant to which the lenders waived the event of default under the facility relating to NSBF’s net income for the quarter ended on December 31, 2022. See “Recent Developments – Capital One Facility Waiver.”

At December 31, 2022, there was $10.5 million and $45.4 million outstanding under the guaranteed and unguaranteed lines of credit, respectively. At December 31, 2022, we were in full compliance with all applicable loan covenants.
Notes Payable - Related Parties

In June 2015 the Company entered into the Related Party RLOC with certain controlled portfolio companies. Maximum borrowings under the Related Party RLOC are $50.0 million at an interest rate equal to the lesser of 1 month LIBOR plus 2.5% or the Prime Rate plus 1.5%. At December 31, 2022, the Related Party RLOC interest rate was 6.72%. The Related Party RLOC has a maturity date of November 8, 2023. At December 31, 2022, there was $24.3 million of outstanding borrowings due to NMS under the Related Party RLOC.

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

In December 2017, NSBF completed its eighth securitization which resulted in the transfer of $76.2 million of unguaranteed portions of SBA loans to the 2017-1 Trust. The 2017-1 Trust in turn issued securitization notes for the par amount of $75.4 million, consisting of $58.1 million Class A notes and $17.3 million of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is February 2043. The Class A and Class B notes bear interest at a rate of 1 month LIBOR plus 2.0% and 3.0%, respectively. Generally, in the event that the one-month LIBOR or Prime Rate becomes unavailable or otherwise unpublished, NSBF will select as a replacement a comparable alternative index over which it has no direct control and which is readily verifiable, in accordance with the terms of the 2017-1 securitization transaction documents. On February 27, 2023, the 2017-1 Trust was terminated as a result of NSBF purchasing the 2017-1 Trust assets, with the 2017-1 Trust’s noteholders receiving the redemption price.

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

PPP Loan Participations

To facilitate NSBF’s involvement as a lender in the PPP, during the second quarter of 2020, NSBF entered into PPP loan participation agreements where NSBF originated PPP loans and sold participating interests to several participants. The participations were sold at par due to the short term maturity of the loans. One participant continues to hold a 90% participation interest in 1 of the 2 PPP loans that remain as of December 31, 2022. NSBF and the participant share proportionally in all interest and principal payments made on the loan. NSBF continues to hold the PPP loan notes and the PPP loan documents in order to service the loans and facilitate the PPP loan forgiveness process. The servicing liability in connection with the PPP loans was deemed immaterial. PPP loan origination fees are recognized as interest income on sale of PPP loan participations.

A transfer of financial assets must meet the sale criteria under the accounting rules in ASC Topic 860, Transfers and Servicing, in order to be considered a sale instead of a secured borrowing. The Company determined that the sale criteria are met and the Participants’ interests in the PPP loans are not held on the Company’s consolidated balance sheets.

Cash Flows and Liquidity
As of December 31, 2022, the Company’s unused sources of liquidity consisted of $0.9 million available through the Capital One facility; $8.5 million available through notes payable with related parties; and $53.7 million in unrestricted cash.

Restricted cash of $71.9 million as of December 31, 2022 is primarily held by NSBF. The majority, or $71.2 million of restricted cash includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants.

The Company generated and used cash as follows:

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Net cash provided by (used in) operating activities	$(62,418)	$140,923
Net cash used in investing activities	(11)	—
Net cash provided by (used in) financing activities	1,175	(5,488)
Net (decrease) increase in cash and restricted cash	(61,254)	135,435
Cash and restricted cash, beginning of period	186,860	51,425
Cash and restricted cash, end of period	$125,606	$186,860
During the year ended December 31, 2022, operating activities used cash of $62.4 million, consisting primarily of (i) $775.6 million of SBA 7(a) loan investments funded; (ii) $53.2 million of investments in controlled portfolio companies; (iii) a $110.6 million decrease in due to participants which arises when loan payments are received in the current period but not processed in time to have funds remitted to the participant during the current period; the amount varies depending on payment volume and timing at quarter end; and (iv) a $44.5 million increase in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settle during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end. These uses of cash were offset by (i) $691.2 million of proceeds from the sale of SBA 7(a) guaranteed loan investments and (ii) $74.3 million of principal payments received from SBA non-affiliate investments.
Net cash provided by financing activities was $1.2 million consisting primarily of a (i) $116.2 million issuance of notes payable from the 2022-1 securitization, (ii) $5.9 million of net borrowings under our bank notes payable and (iii) $30.0 million of issuances of the 2025 5.0% Notes. These sources of cash were offset by (i) $82.8 million of principal payments related to securitization notes payable, (ii) a redemption of $15.0 million of the 2025 6.85% Notes, (iii) net repayments under the Related Party RLOC of $12.8 million and (iv) $64.5 million of dividend payments.
Contractual Obligations
The following table represents the Company’s obligations and commitments as of December 31, 2022:

(in thousands)	Payments due by period
Contractual Obligations	Total	2023	2024	2025	2026	2027	Thereafter
Bank notes payable	$55,885	$55,885	$—	$—	$—	$—	$—
Securitization notes payable[1]	283,143	—	—	—	—	—	283,143
2024 Notes[1]	38,250	—	38,250	—	—	—	—
2025 Notes[1]	30,000	—	—	30,000	—	—	—
2026 Notes[1]	115,000	—	—	—	115,000	—	—
Stock Purchase Agreement	20,000	20,000	—	—	—	—	—
Employment agreements	417	417	—	—	—	—	—
Operating leases	8,813	2,045	2,099	2,155	2,035	479	—
Totals	$575,758	$102,597	$40,349	$32,155	$117,035	$479	$283,143
(1) Amounts represent principal only and are not shown net of unamortized debt issuance costs. See NOTE 8—BORROWINGS.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies for the year ended December 31, 2022.

Fair Value Measurements

For the years ended December 31, 2022 and 2021, we valued investments for which market quotations are readily available at their market quotations. However, a readily available market value did not exist for many of the investments in our portfolio, and we valued these portfolio investments at fair value as determined in good faith by our Board under our valuation policy and process. We may have sought pricing information with respect to certain of our investments from pricing services or brokers or dealers in order to value such investments. We also employed independent third party valuation firms for certain of our investments for which there is not a readily available market value.

For the years ended December 31, 2022 and 2021, the application of our valuation methods may have included comparisons of the portfolio companies to peer companies that are public, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, discounted cash flow, the markets in which the portfolio company does business and other relevant factors. In the case of the occurrence of an external event such as a purchase transaction, public offering or subsequent equity sale, we considered the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from values that may ultimately be received or settled.

Our Board was ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosure purposes. For the year ended December 31, 2022, the Company carried all investments at fair value. Additionally, the Company carried its servicing assets at fair value. The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and gives the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of the significant input to its valuation. The levels of the fair value hierarchy are as follows:

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

In December 2020, Rule 2a-5 under the 1940 Act was adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company complied with all applicable components of Rule 2a-5 by the compliance date in September 2022 for the year ended December 31, 2022.

Valuation of Investments

Level 1 investments were valued using quoted market prices. Level 2 investments were valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments were valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that were engaged at the direction of the Board to assist in the valuation of certain portfolio investments without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process.

When determining fair value of Level 3 debt and equity investments, the Company may have taken into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary methods for determining enterprise value include a discounted cash flow analysis and a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA or revenue. The enterprise value analysis was performed to determine the value of equity investments and to determine if debt investments were credit impaired. If debt investments were credit impaired, the Company used the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that were not determined to be credit impaired, the Company used a market interest rate yield analysis to determine fair value.
In addition, for certain debt investments, the Company may have based its valuation on quotes provided by an independent third party broker.

For certain investments, the Company generally calculated the fair value of the investment primarily based on the NAV of the entity and adjusted the fair value for other factors that would affect the fair value of the investment. The Company used this valuation approach for its investment in NCL.

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

Changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. For the year ended December 31, 2022, we determined the fair value of each individual investment and recorded changes in fair value as unrealized appreciation or depreciation.For the year ended December 31, 2022, our investment portfolio is carried on the consolidated statements of assets and liabilities at fair value with any adjustments to fair value recognized as "Net unrealized appreciation (depreciation)" on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net realized gains (losses)."

We believe our investment portfolio as of December 31, 2022 and December 31, 2021 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

As of January 6, 2023, the Company no longer qualifies as a regulated investment company for federal income tax purposes and no longer qualifies for accounting treatment as an investment company and therefore, will no longer fair value the investments in its portfolio companies. During this wind-down of NSBF’s operations, NSBF will be required to continue to own its SBA 7(a) loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval), sale or transfer. In addition, NSBF will be required to continue to service and liquidate its SBA Loan Portfolio, including processing forgiveness and loan reviews for PPP Loans, pursuant to an SBA approved lender service provider agreement with SBL. The Company will continue to fair value NSBF’s SBA 7(a) loan portfolio until the portfolio is completely runoff. The Company will report both realized and unrealized gains and losses relating to the fair value adjustments on the legacy NSBF SBA 7(a) portfolio.

Valuation of Servicing Assets

The Company accounted for servicing assets in accordance with ASC 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. Servicing assets were measured at fair value at each reporting date and the Company reported changes in the fair value of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgement is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy.

Income Recognition
Management reviewed all loans that became 90 days or more past due on principal or interest or when there was reasonable doubt that principal or interest would be collected for possible placement on management’s designation of non-accrual status. Interest receivable was analyzed regularly and reserved against when deemed uncollectible. Interest payments received on non-accrual loans were recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans were restored to accrual status when past due principal and interest was paid and, in management’s judgment, were likely to remain current, although there may have been exceptions to this general rule if the loan had sufficient collateral value and was in the process of collection.
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

For the years ended December 31, 2022, 2021, and 2020, we received servicing income related to the guaranteed portions of SBA loan investments which we sell into the secondary market. These recurring fees were earned and recorded daily. Servicing income was earned for the full term of the loan or until the loan is repaid.

For the year ended December 31, 2022, 2021, and 2020, we received a variety of fees from borrowers in the ordinary course of conducting our business, including packaging fees, legal fees, late fees and prepayment fees. All other income was recorded when earned.
For the year ended December 31, 2022, 2021, and 2020, dividends were recorded as dividend income on an accrual basis to the extent that such amounts were payable by the portfolio company and expected to be collected. Dividend income was recorded at the time dividends were declared. Distributions of earnings from a portfolio companies were evaluated to determine if the distribution is income, return of capital or realized gain.

Following our conversion to a financial holding company, we intend to generate income in the form of interest, servicing and other fee income on the loans we and Newtek Bank originate. In addition, our portfolio companies have become consolidating subsidiaries of NewtekOne in 2023 and therefore, under the new organizational structure, their income will be consolidated within the statement of operations going forward along with our joint ventures. With the inclusion of NMS, NIA, PMT, and NTS, we anticipate reporting Web Hosting and IT Support Revenue, Electronic Payment Processing Revenue, Insurance Commissions Revenue, and Payroll Processing Revenue going forward.

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

The Company’s U.S. federal and state income tax returns prior to fiscal year 2019 are generally closed, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company elected to be treated as a RIC under the Code beginning with the 2015 tax year and, through the year ended December 31, 2022, operated in a manner so as to continue to qualify for the tax treatment applicable to RICs. The RIC tax return includes NewtekOne, Inc. and NSBF, a single member LLC disregarded for tax purposes. None of the Company’s other subsidiaries were included in the RIC tax return for the taxable year ended December 31, 2022. The Company evaluated and recorded any deferred tax assets and liabilities of the subsidiaries that are not included in the RIC tax return.

As a RIC, the Company was required to pay a 4% excise tax if it did not distribute in each calendar year an amount at least equal to the sum of:

•98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•100% of any income or gains recognized, but not distributed, in preceding years.

For the years ended December 31, 2022 and 2021, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $19.2 million and $12.7 million at December 31, 2022 and December 31, 2021, respectively, and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Following our conversion to a financial holding company, for 2023, the Company and its subsidiaries will no longer qualify as a RIC and will file a consolidated U.S. federal income tax return. Financial holding companies are subject to federal and state income taxes in essentially the same manner as other corporations. Taxable income is generally calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the “Code”), including Sections 581 through 597 that apply specifically to financial institutions. Some modifications are required by state law and the 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). Among other things, the Tax Act (i) established a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allowed the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limited the deduction for net interest expense incurred by U.S. corporations, (iv) allowed businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminated or reduced certain deductions related to meals and entertainment expenses, (vi) modified the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarified the definition of a covered employee and (vii) limited the deductibility of deposit insurance premiums. There can be no assurance as to the actual effective rate because it will be dependent upon the nature and amount of future income and expenses as well as actual investments generating investment tax credits and transactions with discrete tax effects.

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

In November 2020, the SEC published Release No. IC-34084, Use of Derivatives by Registered Investment Companies and Business Development Companies, and adopted rules amending Rule 18f-4 and Rule 6c-11. Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and certain testing and board reporting requirements. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules, provided that the BDC adopts written policies and procedures that are reasonably designed to manage the BDC's derivatives risks and comply with certain recordkeeping requirements. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. The Company currently qualifies as a "limited derivatives user" and expects to continue to do so, therefore, the adoption of the rules did not have a material impact on the Company’s consolidated financial statements. Effective January 6, 2023, the Company is no longer regulated as a BDC. As a result, and as of that date, Rule 18f-4 is no longer applicable to the Company.

In December 2020, Rule 2a-5 under the 1940 Act was adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The adoption of Rule 2a-5 did not have a material impact on the consolidated financial statements. Effective January 6, 2023, the Company is no longer regulated as a BDC. As a result and as of that date, Rule 2a-5 is no longer applicable to the Company.

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

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments” (Topic 326) and in April 2019, the FASB issued ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (collectively, “CECL”). CECL changed how entities measure potential credit losses for most financial assets and certain other instruments that are not measured at fair value. CECL replaced the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost. While ASU 2016-13 does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. CECL is effective for the Company beginning January 1, 2023; however, the Company intends to continue to fair value NSBF’s SBA 7(a) loan portfolio until the portfolio is completely runoff. After the Acquisition on January 6, 2023, the Company owns and will consolidate Newtek Bank, which will apply CECL. The Company is currently re-evaluating the impact of adopting CECL accounting including for Newtek Bank. The Company will have the CECL analysis completed to report in our upcoming 10-Q filing for the quarter ended March 31, 2023.

Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of December 31, 2022.
Recent Developments

Acquisition of NBNYC

On January 6, 2023, we completed the Acquisition of NBNYC, a national bank regulated and supervised by the OCC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC for $20 million. NBNYC has been renamed Newtek Bank, National Association and has become a wholly owned subsidiary of the Company. In connection with the completion of the Acquisition, the Company contributed to Newtek Bank $31 million of cash and two of the Company’s subsidiaries, NBL and SBL. Upon the consummation of the Acquisition, Newtek Bank entered into an operating agreement with the OCC concerning certain matters including capital, liquidity and concentration limits, and memorializing the business plan submitted to the OCC.

Conversion to a Financial Holding Company

The Company has also filed with the SEC a Form N-54C, Notification of Withdrawal of Election to be Subject to the 1940 Act, and has ceased to be a BDC as of January 6, 2023. As a result of the Acquisition, the Company is now a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. The Company no longer qualifies as a regulated investment company for federal income tax purposes and no longer qualifies for accounting treatment as an investment company. As a result, in addition to Newtek Bank and its consolidated subsidiaries, NBL and SBL, the following NewtekOne portfolio companies and subsidiaries are now consolidated non-bank subsidiaries in the Company’s financial statements: NSBF; NMS; Mobil Money, LLC; NBC; PMT; NIA TAM; Newtek Business Services Holdco 6, Inc; NCL; EWS; NTS and POS. In addition, as a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by EWS and NTS, including its subsidiary SIDCO, within two years of becoming a financial holding company, subject to any extension of the two-year period.

Employment Agreements with our Named Executive Officers

On January 13, 2023, Newtek Bank, our consolidated subsidiary, entered into an employment agreement, effective as of January 6, 2023, with Mr. Nicolas Young. Generally, under the employment agreement, Mr. Young will serve as the President and Chief Operating Officer of Newtek Bank and is entitled to a set annual base compensation in the amount of $500,000, which amount will increase to $650,000 on March 1, 2023, and cash bonuses pursuant to an annual cash bonus plan. In addition, Mr. Young is entitled to other benefits, such as participation in retirement and medical and other plans, executive benefits, and paid time off and sick leave. The employment agreement also provides for a severance payment in the case of Mr. Young being terminated without just cause, as defined therein, Mr. Young resigning with good reason, as defined therein, a change of control, as defined therein, or a non-renewal of Mr. Young’s employment agreement. Under the employment agreement, during the term of his employment, Mr. Young agrees to devote substantially all of his business time to Newtek Bank and to not engage in any business or activity contrary to the business or affairs of Newtek Bank. Newtek Bank agrees to indemnify Mr. Young for any and loss, expenses, or liability that he may incur as a result of his services for Newtek Bank. Cash bonuses will be based on performance and will be determined during the term of the employment agreement and therefore cannot be disclosed as this time.

Effective as of March 1, 2023, the Company entered into one year employment agreements with Barry Sloane, Chief Executive Officer and President, Michael A. Schwartz, Chief Legal Officer and Chief Compliance Officer, and Nicolas Leger, Chief Accounting Officer (the “Employment Agreements”). Generally, under the Employment Agreements, Mr. Sloane, is entitled to a set annual base compensation of $700,000, Mr. Schwartz is entitled to a set annual base compensation of $450,000 and Mr. Leger is entitled to a set annual base compensation of $400,000. Each of Messrs, Sloane, Schwartz and Leger are entitled to a cash bonus pursuant to the Company’s Annual Cash Bonus Plan. In addition, Messrs. Sloane, Schwartz and Leger are entitled to other benefits, such as participation in retirement and medical and other plans, executive benefits, and paid time off. The Employment Agreements also provide for severance payments if Messrs. Sloane, Schwartz or Leger were to be terminated without just cause, as defined therein, or were to resign with good reason, as defined therein, or in the case of a change of control, as defined therein, or a non-renewal of their respective Employment Agreements. Under the Employment Agreements, during the terms of their employment, Messrs. Sloane, Schwartz and Leger agree to devote substantially all of their business time to the Company and to not engage in any business or activity contrary to the business or affairs of the Company. The Company agrees to indemnify Messrs. Sloane, Schwartz and Leger for any and all loss, expenses, or liability that they may incur as a result of their services for the Company. Cash bonuses will be based on performance and will be determined during the term of the Employment Agreements and therefore cannot be disclosed as this time.

Effective as of March 1, 2023, NSBF, the Company’s consolidated subsidiary, has entered into a one year employment agreement with Peter Downs, President of NSBF (the “Employment Agreement”). In addition, Mr. Downs serves as the Chief Lending Officer of the Company. Generally, under the Employment Agreement, Mr. Downs is entitled to a set annual base compensation of $625,000, and a cash bonus pursuant to the Company’s Annual Cash Bonus Plan. In addition, Mr. Downs is entitled to other benefits, such as participation in retirement and medical and other plans, executive benefits, and vacation and sick leave. The Employment Agreement also provides for a severance payment in the case where Mr. Downs were to be terminated without just cause, as defined therein, Mr. Downs were to resign with good reason, as defined therein, or in the case of a change of control, as defined therein, or a non-renewal of Mr. Down’s Employment Agreement. Under the Employment Agreement, during the term of his employment, Mr. Downs agrees to devote substantially all of his business time to the Company and to not engage in any business or activity contrary to the business or affairs of the Company. The Company agrees to indemnify Mr. Downs for any and all loss, expenses, or liability that he may incur as a result of his services for the Company. Cash bonuses will be based on performance and will be determined during the term of the employment agreement and therefore cannot be disclosed as this time.

Amendments to Articles of Incorporation

Effective January 13, 2023, we filed Articles of Amendment amending our Charter to change the name of the Company to “NewtekOne, Inc.”

2025 8.125% Notes

On January 23, 2023 we completed an exempt offering of $50.0 million aggregate principal amount of 8.125% notes due 2025. The net proceeds from the sale of the notes were approximately $48.94 million, after deducting estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the sale of the Notes for general corporate purposes, including payment of expenses incurred in connection with the issuance of the notes and other working capital purposes. The Notes will mature on February 1, 2025. The Notes bear interest at a rate of 8.125% per year payable semiannually on February 1 and August 1 each year, commencing on August 1, 2023.

Securities Purchase Agreement

On February 3, 2023, we entered into a Securities Purchase Agreement with Patriot Financial Partners IV, L.P., and Patriot Financial Partners Parallel IV, L.P. in respect of 20,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.02 per share, in a private placement transaction. The aggregate purchase price was $20.0 million.

Capital One Facility Waiver

On February 28, 2023, NSBF entered into a Limited Waiver Agreement with the lenders under the Capital One facility pursuant to which the lenders waived the event of default under the facility relating to NSBF’s net income for the quarter ended on December 31, 2022.
Dividends

On February 27, 2023, the Company declared a quarterly cash dividend of $0.18 per share, which is payable on April 14, 2023 to shareholders of record as of April 4, 2023.

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
We consider the principal types of risk in our investing activities to be fluctuations in interest rates and the availability of the secondary market for our SBA loans. Risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
NSBF primarily lends, and Newtek Bank will primarily originate SBA 7(a) loans, at an interest rate of prime, which resets on a calendar quarterly basis, plus a fixed margin. The Capital One revolver lines are on a prime plus or minus a fixed factor basis and the securitization notes are at prime or 1 month LIBOR, plus a fixed margin, whichever is less. As a result, the Company believes it has historically matched its cost of funds to its interest income in its financing activities. However, because of the differential between the amount lent and the smaller amount financed a significant change in market interest rates will have a material effect on our income. In periods of sharply rising interest rates, our cost of funds will increase at a slower rate than the interest income earned on the loans we have originated; this should improve our net investment income, holding all other factors constant. However, a reduction in interest rates will result in the Company experiencing a reduction in investment income; that is, its interest income will decline more quickly than interest expense resulting in a net reduction of benefit to investment income. On June 30, 2022, SBA published final rules, effective August 1, 2022, revising various regulations governing the SBA’s business loan programs. As part of these rule changes, the SBA amended 13 CFR 1201.214(d), to require the use of loan amounts as the basis upon which the variable interest rate is set on SBA 7(a) loans, instead of loan maturities. To implement this change, SBA revised 13 CFR 1201.214(d) to reflect the maximum variable interest rates for all SBA 7(a) loans, as follows: (1) For all 7(a) loans of $50,000 and less, the interest rate shall not exceed six and a half (6.5) percentage points over the base rate; (2) For all 7(a) loans of more than $50,000 and up to and including $250,000, the maximum interest rate shall not exceed six (6.0) percentage points over the base rate; (3) For all 7(a) loans of more than $250,000 and up to and including $350,000, the maximum interest rate shall not exceed four and a half (4.5) percentage points over the base rate; and (4) For all 7(a) loans of more than $350,000, the maximum interest rate shall not exceed three (3.0) percentage points over the base rate. The Company is evaluating these rule changes and the potential impacts.

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
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents and restricted cash) which was approximately $125.6 million at December 31, 2022. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. As of December 31, 2022, cash deposits in excess of insured amounts totaled approximately $90.6 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our consolidated financial statements and related notes begin on Page F-1, which are included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES. .

(a) Evaluation of Disclosure Controls and Procedures:

As of December 31, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2022 based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO.

(c) Attestation Report of the Registered Public Accounting Firm.

RSM US LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in its report, which is included under “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information about the Directors and Executive Officers
Set forth below is information, as of March 14, 2023, regarding the Company’s directors. Included below is specific information about each director’s experience, qualifications, attributes or skills that led the Board of Directors to the conclusion that the individual is qualified to serve on our Board, in light of our business and structure.
(1)    The business addresses of the director nominees and the other directors are c/o NewtekOne, Inc., 4800 T-Rex Avenue, Suite 120, Boca Raton, FL 33431.

Class II Directors — Terms Expiring 2025

Name, Address, and Age(1)	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years

Messrs. Zink and Perez-Hickman are indepdendent Directors as defined by Nasdaq listing rules.
Gregory Zink, 66	Director	Class II Director since 2017; term expires in 2025	Partner at Newport LLC 2021-current; Managing partner of the Lowell Group, LLC; 1988-2021; Managing Director ExigoAsiaPacific, LLC 2018-2022;
Fernando Perez-Hickman, 55	Director	Class II Director since 2021; term expires in 2025
Managing Partner, Azora Exan; Vice Chairman, Director of Corporate Strategy and member of IBERIABANK’s
Planning Group Committee from 2017-2020; Executive Chairman of the Board of
Directors of Sabadell United Bank, 2007-2017
Executive Chairman of the Board of Directors of Sabadell United Bank, June 2007 to August 2017

Mrs. Razon-Feingold is not an independent Director as defined by Nasdaq listing rules.
Halli Razon-Feingold, 34	Director; Chief Administrative Officer and Senior Vice President, Human Resources	Class II Director since 2021; term expires in 2025	Chief Administrative Officer of the Company since July 2016, and Senior Vice President, Human Resources of the Company since July 2019

Mr. Zink has served as an independent director of the Company since 2017. Mr. Zink is a Partner at Newport LLC, a national strategic advisory firm that specializes in helping owners and CEOs of privately held, growth stage companies accelerate growth and significantly improve the value of their businesses. From 1998 to 2021, Mr. Zink was the principal of the Lowell Group, LLC, a management consulting firm which provided strategic, operational, marketing and financial consulting assistance to start-up, small and medium size businesses. From 2018 to 2022, Mr. Zink was a managing director of ExigoAsia Pacific, LLC. a manufacturer of commercial fitness equipment. From 1988 through 2019, Mr. Zink served as the Chief Executive Officer, Chief Financial Officer and Director of NGJ Brand Solutions, a distributor of commercial fitness equipment and health and wellness solutions provider in Japan. Mr. Zink was also previously employed by Newtek as an Executive Vice President from 2000-2005, Touche Ross/Deloitte Consulting, AT&T, and is a graduate of the General Electric Financial Management Program. Mr. Zink has an MBA from the Wharton School of the University of Pennsylvania. Mr. Zink’s professional experience provides a significant addition to the Board of Directors. Mr. Zink’s many years of experience providing consulting and financial advice to small and medium sized businesses, provides a significant addition to the Board of Directors.

Mr. Perez-Hickman is a Managing Partner at Azora Capital, a Madrid-based European based private equity firm, and its U.S. affiliate Azora Exan, based in Miami, Florida. Mr. Perez-Hickman served as Vice Chairman, Director of Corporate Strategy and member of IBERIABANK’s Planning Group Committee from 2007 until its merger with First Horizon Bank in July 2020. At IBERIABANK, he was responsible for corporate strategy and mergers and acquisitions, supervising the Consumer and Retail Banking Division, reporting to the CEO. From 2007 to 2017, Mr. Perez-Hickman served as Executive Chairman of the Board of Sabadell United Bank and Managing Director of Santander Private Banking International. Mr. Perez-Hickman’s broad experience as a highly successful and experienced executive with a proven track record in management, mergers and acquisitions and value creation at financial services businesses in the United States, Spain and international markets, provides a significant addition to the Board of Directors.

Mrs. Razon-Feingold has served as the Company’s Chief Administrative Officer since July 2016 and as Senior Vice President of Human Resources for the Company since July 2019. Mrs. Razon-Feingold’s tenure at Newtek spans over ten years, with her current principal responsibilities centered on managing the executive department and all areas of human resources for the Company and all of its subsidiaries. Mrs. Razon-Feingold holds a master’s degree in Industrial/Organizational Psychology from CUNY Baruch College and a bachelor’s degree in Psychology from Hofstra University. Mrs. Razon-Feingold’s long experience with the Company provides a significant addition to the Board of Directors.

Class III Directors — Terms Expiring 2023

Name, Address, and Age(1)	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years

Messrs. Salute and Mulia are independent Directors as defined by Nasdaq listing rules.
Richard Salute, 77	Director	Class III Director since 2015; Term expires 2023	Capital Markets and SEC Practice Director at J.H. Cohn and CohnReznick LLP; Partner at Arthur Andersen; Chief Financial Officer, PAVmed Inc., June 2014 through September 2015	Director, Walker Innovation Inc., 2015-2018
Salvatore Mulia, 75	Director	Director since 2004 and Class III Director since 2014; Term expires 2023	Financial advisor at RTM Financial Services

Mr. Salute served as Capital Markets and SEC Practice Director at J.H. Cohn and CohnReznick LLP from 2004 to 2014. Prior to that, he spent 29 years, from 1972 to 2001, at Arthur Andersen managing complex audits for public and private companies. During his tenure, he was responsible for providing clients with strategic planning services as well as consulting on corporate finance, mergers and acquisitions, and process evaluation. His clients included large multinational companies and entrepreneurial start-ups. In addition to his client responsibilities, he started three business lines for Arthur Anderson: the Enterprise Group (New York Metropolitan area), the Technology Practice (New York office) and the Bankruptcy and Corporate Recovery Practice (nationwide). More recently, Mr. Salute served as Chief Financial Officer of PAVmed Inc. from June 2014 to September 2015. Mr. Salute also served as a director of Walker Innovation Inc. from 2015 through 2018. Mr. Salute is a graduate of Adelphi University and a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Salute has more than 39 years of audit, accounting, and tax experience. His extensive audit, accounting, and tax experience and relationships with industry players are an asset to our Board of Directors. Mr. Salute’s expertise and experience also qualify him to serve as chairman of the Audit Committee and as the Audit Committee Financial Expert. Mr. Salute’s experience with SEC matters includes numerous initial public offerings and his experience representing publicly traded, as well as over-the-counter market traded, clients provides a significant addition to the Board of Directors.
Mr. Mulia, prior to his retirement in 2017, was a financial advisor and principal at RTM Financial Services, Westport, CT, a firm he founded with his wife. RTM was involved in advising small business with an emphasis on leasing and lending advisory services since February 2003. From February 2001 to February 2003, Mr. Mulia was Executive Vice President of Pitney Bowes Capital Corp, Shelton, CT which was engaged in providing financial services to business customers. From 1980 to 1993, Mr. Mulia held senior management positions within General Electric’s Financial Services Division, GE Capital Corporation (“GECC”), and was responsible for developing new products and business initiatives in financial services. In addition, during his tenure at GECC, Mr. Mulia was a principal in GEVEST, GECC’s investment banking unit, where he headed syndication and led acquisition teams which acquired leasing companies including TransAmerica Leasing, Chase Manhattan’s leasing subsidiary and LeaseAmerica. Mr. Mulia’s experience in the financial services industry, as well as his experience with smaller to mid-sized companies needing capital and debt and his understanding of these businesses provides a significant addition to our Board of Directors. His understanding of the dynamics of these businesses has been particularly helpful in addressing similar issues of the Company and this experience provides a significant addition to the Board of Directors.
Class I Directors — Terms Expiring 2024

Name, Address, and Age(1)	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director or Nominee for Director During Past 5 Years

Messrs. Sloane and Downs are not independent Directors as defined by Nasdaq listing rules.
Barry Sloane, 63	Director; Chief Executive Officer and President	Director since 1999 and Class I Director since 2014; Term expires 2024	Chairman of the Board of Directors, Chief Executive Officer and President of the Company
Peter Downs, 58	Director; Chief Lending Officer of the Company and Newtek Bank; President, Newtek Small Business Finance, LLC	Class I Director since 2014; Term expires 2024	Chief Lending Officer of the Company and Newtek Bank; President of Newtek Small Business Finance, LLC

Mr. Sloane has served as our Chairman and Chief Executive Officer since 1999 and as our President since 2008. Mr. Sloane founded Newtek in 1998 and is an executive officer of each of the Company’s subsidiaries. From September 1993 through July 1995, Mr. Sloane was a Managing Director of Smith Barney, Inc. While there, he directed the Commercial and Residential Real Estate Securitization Unit, and he was national sales manager for institutional mortgage and asset backed securities sales. From April 1991 through September 1993, Mr. Sloane was founder and President of Aegis Capital Markets, a consumer loan origination and securitization business which was eventually taken public with the name of “Aegis Consumer Funding.” From October 1988 through March 1991, Mr. Sloane was Senior Vice President of Donaldson, Lufkin and Jenrette, where he was responsible for directing sales of mortgage-backed securities. From August 1982 to September 1988, Mr. Sloane was a senior mortgage security salesman and trader for Bear Stearns, L.F. Rothschild, E.F. Hutton and Paine Webber. Mr. Sloane’s broad business and financial experience and his knowledge of the Company’s businesses have been of great value to the other members of the Board and qualify him to serve on our Board of Directors and as the Chairman of our Board of Directors.

Mr. Downs is the Company’s and Newtek Bank’s Chief Lending Officer and was appointed as director in 2014. Mr. Downs joined the Company in 2003 and has been the President of Newtek Small Business Finance, LLC (“NSBF”), the Company’s wholly owned subsidiary, and a member of the NSBF board of directors. He has had primary responsibility for the development of the Company’s lending policies and procedures, portfolio and marketing, from its inception. Prior to joining Newtek in 2003, Mr. Downs spent sixteen years in various small business lending roles within the banking industry. From 1990 to 2001, he was employed with European American Bank (“EAB”), where he held various positions including New Business Development Officer for Small Business Lending and Group Manager of Retail Small Business Lending which encompassed the underwriting and servicing of the bank’s small business loan portfolio. Subsequent to EAB’s acquisition by Citibank, Mr. Downs ran the bank’s U.S. Small Business Administration (“SBA”) lending portfolio in New York, and eventually was named the National Director of SBA lending, after which he was responsible for coordinating the bank’s SBA underwriting and sales efforts in all Citibank markets across the country. In addition to his banking experience, he has been involved in several non-profit small business advisory boards, and has been a member of the National Association of Government Guaranteed Lenders (NAGGL) Regional Technical Issues Committee. Mr. Down’s history with the Company and extensive experience in the small business lending space, including SBA 7(a) lending, provides our Board of Directors with the valuable insight of an experienced lender.
The Board of Directors and Board of Directors Meetings
The Company’s Board of Directors and management are committed to responsible corporate governance to ensure that the Company is managed for the long-term benefit of the Company and its shareholders. To that end, the Board of Directors and executive committee, comprised of the Company’s Named Executive Officers (referenced below) (the “Executive Committee”), periodically review and update, as appropriate, the Company’s corporate governance policies and practices. In doing so, the Board of Directors and Executive Committee review published guidelines and recommendations of institutional shareholder organizations and current best practices of similarly situated public companies. The Board of Directors and Executive Committee also regularly evaluate and, when appropriate, revise the Company’s corporate governance policies and practices in accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and listing standards issued by the SEC and The Nasdaq® Stock Market, Inc. (“Nasdaq”) where the Company’s Common Shares are listed and traded.
During the fiscal year ended December 31, 2022, the Board of Directors held a total of 19 meetings, the Audit Committee held 4 meetings and the Compensation, Corporate Governance and Nominating Committee (the “Nominating Committee”) held 4 meetings. Each of the directors attended at least 75% of the aggregate of the Board of Directors meetings and meetings of the committee(s) on which he or she served held during the last fiscal year and while he or she served as a director. All members of the Board of Directors make a diligent effort to attend all board and committee meetings, as well as the Annual Meeting of Shareholders. In 2022, all members of the Board of Directors then serving in such roles attended the Annual Meeting of Shareholders.
Corporate Governance Policies
The Company has adopted corporate governance policies which are available at the Investor Relations page of www.newtekone.com (http://investor.newtekbusinessservices.com/corporate-governance.cfm). The corporate governance policies are also available in print to any shareholder who requests them. These policies were adopted by the Board of Directors, among other things, to best ensure that the Board of Directors is independent from management, that the Board of Directors adequately performs its function as the overseer of management and to help ensure that the interests of the Board of Directors and management align with the interests of the shareholders.
On an annual basis, each director and executive officer is obligated to complete a Directors’ and Officers’ Questionnaire which requires disclosure of any transactions with the Company in which the director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest.

Committees of the Board of Directors
The Board of Directors currently has two standing committees: the Audit Committee and the Nominating Committee. Each member of these committees is independent as defined by applicable Nasdaq and SEC rules. A brief description of each committee is below, and each of the committees has a written charter approved by the Board of Directors, which is available the Investor Relations page of our website at www.newtekone.com (http://investor.newtekbusinessservices.com/corporate-governance.cfm).
Audit Committee.    The Board of Directors has established an Audit Committee in accordance with the Exchange Act. The Audit Committee consists of Messrs. Salute, Mulia and Zink, each of who are independent, and operates pursuant to its written Charter. Mr. Salute serves as Chair of the Audit Committee and currently serves as the “audit committee financial expert,” as defined under applicable SEC rules. Mr. Salute is independent in accordance with the applicable Nasdaq listing rules. The Audit Committee is authorized to examine and approve the audit report prepared by the independent auditors of the Company, to review and select the independent auditors to be engaged by the Company, to review the internal accounting controls and audit policies. In addition, the Board of Directors has determined that all members of the Audit Committee are “financially literate” as that term is defined by applicable Nasdaq and SEC rules.
Compensation, Corporate Governance and Nominating Committee.    The Board of Directors has established a Nominating Committee. The Company’s Nominating Committee consists of Messrs. Mulia, Salute and Zink, each of whom are independent, and operates pursuant to its written Charter. Mr. Mulia currently serves as Chair of the Nominating Committee. The Nominating Committee evaluates the compensation and benefits of the directors, officers and employees, recommends changes, and monitors and evaluates employee performance. The Nominating Committee is generally responsible for identifying corporate governance issues, creating corporate governance policies, identifying and recommending potential candidates for election to the Board of Directors, reviewing and approving conflicts of interest or related party transactions and reviewing executive and director compensation and performance.
The Nominating Committee seeks candidates who possess the background, skills, and expertise to make a significant contribution to the Board of Directors, the Company, and its shareholders. In considering possible candidates for election as a director, the Nominating Committee will take into account, in addition to such other factors as it deems relevant, the desirability of selecting candidates who:
•        Are of the highest character and integrity;
•        Are free of any conflict of interest;
•        Are willing and able to devote sufficient time to the affairs of the Company; and
•        Have the capacity and desire to represent the best interests of the shareholders.
The Nominating Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. However, in determining whether to recommend a director nominee, the Nominating Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board of Directors as a whole. The Nominating Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board of Directors, when identifying and recommending director nominees. The Nominating Committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Nominating Committee’s goal of creating a Board of Directors that best serves the needs of the Company and the interest of its shareholders.

Code of Ethics

We have adopted, and will maintain, a Code of Ethics that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the Code of Ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the Code of Ethics’ requirements. Our Code of Ethics generally will not permit investments by our employees in securities that may be purchased or held by us. Our current Code of Ethics is posted on the Investor Relations section of our website at http://investor.newtekbusinessservices.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to such persons were timely filed.

ITEM 11. EXECUTIVE COMPENSATION

Introduction
The following Compensation Discussion & Analysis (CD&A) includes our compensation philosophy, a description of our compensation program and the program’s objectives, the elements of compensation used to pay our executives and the compensation-related decisions made with respect to our named executive officer (NEOs) as set forth below.

2022 Named Executive Officers

This compensation discussion and analysis (“CD&A”) provides 2022 compensation information for the following Named Executive Officers (“NEOs”). References to “2022 NEOs” in this CD&A are references to Messrs. Sloane, Downs, Schwartz, Leger and Young.

Name	Age	Position
Barry Sloane	63	Chairman, Chief Executive Officer and President
Peter Downs	58	Chief Lending Officer; President Newtek Small Business Finance, LLC
Michael A. Schwartz	62	Chief Legal Officer, Chief Compliance Officer and Corporate Secretary
Nicholas Leger	42	Chief Accounting Officer and Executive Vice President
Nicolas Young	46	Chief Risk Officer
Information about 2022 NEOs Who Are Not Directors

Michael A. Schwartz, age 62, has served as Chief Legal Officer and Corporate Secretary since January 2015. In October 2015, Mr. Schwartz was appointed the Company’s Chief Compliance Officer. Beginning in November 2013, Mr. Schwartz was Senior Counsel to the Company. Prior to joining the Company, Mr. Schwartz spent twenty-two years in private practice specializing in complex litigation in the fields of securities, mergers and acquisitions, corporate governance, commercial law, unfair employment practices, consumer protection and antitrust. Mr. Schwartz served on the Company’s Board of Directors from 2005 through 2009.

Nicholas J. Leger, age 42, was appointed the Company’s Chief Accounting Officer effective as of February 5, 2021. Mr. Leger, has, since November 2015, served as Vice President of Finance and Controller of Newtek Small Business Finance, LLC (“NSBF”), the Company’s consolidated subsidiary that operates as a nationally licensed SBA lender under the federal Section 7(a) loan program, with principal responsibility for financial reporting and the development and implementation of NSBF’s accounting policies and practices. Mr. Leger previously worked at First Data Corp. as a Manager and Senior Accountant, in the Financial Planning and Reporting department, from 2005 to 2015, and previously worked in public accounting as a Senior Associate for PricewaterhouseCoopers (PWC) from 2004 to 2005 and with RSM from 2001 to 2004, primarily in the audit of public and private entities. Mr. Leger graduated from Bentley University in 2002 with a bachelor’s degree in Accounting.

Nicolas Young, age 46, was appointed President and Chief Operating Officer of the Company’s subsidiary Newtek Bank on January 6, 2023. From August 2, 2021 until January 2023, Mr. Young was the Company’s Chief Risk Officer. Mr. Young previously served as Executive Vice President & Chief Credit Officer for IBERIABANK, and was EVP & Chief Risk Officer of Sabadell in Miami, Florida. Mr. Young has over 20 years’ experience in credit and risk management. Mr. Young is a native of Montevideo, Uruguay and holds a Bachelor of Economics from Universidad ORT Uruguay.

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
We believe that the compensation of our executives should reflect their success as a management team, rather than just as individuals, in attaining key operating objectives, such as growth of earnings per share and the growth and success of our subsidiaries, and long-term competitive advantage, and ultimately, in attaining an increased market price for our Common Shares. We believe that the performance of our executives in managing our Company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation. We also believe that their compensation should not be based on the short-term performance of our Common Shares, whether favorable or unfavorable, but rather that the price of our Common Shares, in the long-term, reflect our operating performance and, ultimately, the management of the Company by our executives. We seek to have the long-term performance of our Common Shares reflected in executive compensation through our equity incentive programs, including restricted stock awards.
Role of Executive Officers in Compensation Decisions
The Nominating Committee supervises the design and implementation of compensation policies for all executive officers (which include the NEOs) and overall incentive equity awards to all employees of the Company. Decisions regarding the non-equity compensation of executive officers, other than NEOs, are made by the Chief Executive Officer within the compensation philosophy set by the Nominating Committee. Decisions regarding the non-equity compensation of NEOs are made by the Chief Executive Officer and the Nominating Committee for consistency with the Company’s compensation policies.
The Chief Executive Officer semi-annually reviews the performance of each member of the senior executive team, including NEOs (other than himself whose performance is reviewed by the Nominating Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are then presented to the Nominating Committee by the Chief Executive Officer. The Nominating Committee will review and approve the recommendations for consistency with the Company’s compensation policies.
Setting Executive Compensation
During the course of each fiscal year, it has been the practice of the Chief Executive Officer to review the history of all the elements of each executive officer’s total compensation and the Chief Executive Officer may also compare the compensation of the executive officers with that of the executive officers in an appropriate market comparison group of companies with a capitalization similar to that of the Company. We seek to set compensation levels that are perceived as fair, internally and externally, and competitive with overall compensation levels at other companies in our industry, including larger companies from which we may want to recruit employees. However, the Company does not establish individual objectives in the range of comparative data for each individual or for each element of compensation. Typically, the Chief Executive Officer sets compensation with respect to the executive officers who report to him and presents it to the Nominating Committee for conformity with the Company’s overall compensation policies. The NEOs are not present at the time of these deliberations. The Nominating Committee then performs a similar review of the Chief Executive Officer’s total compensation and makes compensation decisions with respect to such officer, who does not participate in that determination.
We choose to pay each element of compensation in order to attract and retain the necessary executive talent, reward annual performance and provide incentive for balanced focus. The amount of each element of compensation is determined by or under the direction of our Committee, which has historically used the following factors to determine the amount of salary and other benefits to pay each NEO:
•        achievement of income to sustain and grow the Company’s dividend payments;
•        attainment of risk-adjusted returns on the Company’s investment portfolio;
•        performance against competitors for the year;
•        difficulty in achieving desired results in the coming year;
•        value of their unique skills and capabilities to support long-term performance;
•        contribution and growth as a member of the executive management team;
•        professional development and growth of individual executives, the management team and other employees; and

•        managerial assistance provided to our controlled portfolio companies, including contributions to growth of sales, growth of operating earnings and dividends paid to the Company.
We do not establish individual goals but focus on the overall profitable growth of our business.
Based on the foregoing objectives, we have historically structured the Company’s annual and long-term incentive-based non-cash executive compensation to motivate executives to achieve the business goals set by the Company.
There is no pre-established policy or target for the allocation between either cash or non-cash compensation. Historically we have granted a majority of total compensation to executive officers in the form of cash compensation.
For the year ended December 31, 2022, the principal components of compensation for NEOs were:
•        base salary;
•        incentive compensation based on the Company’s and the executive’s performance; and
•        retirement and other benefits made available to all employees.
Base Salary
The Company provides NEOs and other employees with base salary to compensate them for services rendered during the fiscal year. Executive base salaries continue to reflect our operating philosophy, our performance driven corporate culture and business direction, with each salary determined by the skills, experience and performance level of the individual executive, and the needs and resources of the Company. Base salaries are generally targeted to market levels and base salary ranges for NEOs are determined for each executive based on his or her position and responsibility by using market data from peer companies and published salary surveys, and the Company generally attempts to fix each NEO’s salary within the range. We believe that the Company’s most direct competitors for executive talent are not necessarily restricted to those companies that are included in the peer company index used to compare shareholder returns, but encompass a broader group of companies engaged in the recruitment and retention of executive talent in competition with the Company.
During the review of base salaries for senior level executives for 2022, including the NEOs, we primarily considered:
•        an internal review of each executive’s compensation both individually and relative to other executive officers;
•        individual performance of the executive; and
•        a review of the Company’s dividend growth and adjusted net investment income relative to the Company’s annual plan.
Salary levels typically are considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit based increases to salaries are based on the Chief Executive Officer’s assessment of the individual’s performance. Merit based increases to the salaries of NEOs other than the Chief Executive Officer are recommended by the Chief Executive Officer and confirmed by the Nominating Committee and those for the Chief Executive Officer are determined by the Committee.
Annual Bonus
Annual bonuses may be awarded to executive officers along with the Company’s non-executive employees under the Company’s cash bonus plan. The Company creates a bonus pool based on an annually determined percentage of the salaries of all employees, which it accrues as an expense. Payments under the plan are based on the Company’s overall performance as determined by the Chief Executive Officer and the Nominating Committee. The Nominating Committee determines any bonus for the Chief Executive Officer based on, among other things, a review of the Company’s investment income, net asset value and dividend payments relative to the Company’s annual plans as established by the Board of Directors. The Chief Executive Officer in consultation with the Nominating Committee with respect to the NEOs, or in consultation with the NEOs and other senior level officers with respect to lower level employees, determines annual bonuses for other employees based on such employee’s performance. Factors considered include the achievement of business plans, defined goals and performance relative to other companies of a similar size and business strategy. The mix and weighting of the factors vary, depending on the business segment and the executive’s responsibilities. The level of achievement and overall contribution by the executive determines the level of bonus.

Equity-Based Compensation
The Company must compete for leadership with commercial banks, investment banks, and other publicly traded companies not regulated as investment companies, which are generally able to award many different types of stock-based compensation to their directors, (including their non-employee directors,) officers, and employees. Moreover, the Company has had to compete for leadership with private equity funds, which generally have the discretion to offer a portion of their various carried interests to induce professional talent to associate with their funds without being required to obtain SEC approval each time. On September 12, 2014, the Board of Directors voted to establish the Newtek Business Services Corp. 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by shareholders of the Company on October 22, 2014. The 2014 Plan provided for the grant of options to purchase Common Shares, the terms of which will be determined by the Nominating Committee and set forth in an award agreement between the Company and the executive or employee. The Company has not issued options under the 2014 Plan.
On April 27, 2015, the Nominating Committee and the Board of Directors approved the Amended and Restated 2014 Stock Incentive Plan (the “2015 Stock Plan”), subject to exemptive relief from the SEC and shareholder approval, in order to have increased flexibility to use restricted Common Shares, in addition to stock options, to assist the Company in achieving its objectives with respect to long-term equity incentive compensation. On May 10, 2016, we received an exemptive order from the SEC permitting us to award restricted Common Shares to our employees, officers, and non-employee directors, and on July 27, 2016, our shareholders approved the 2015 Stock Plan.
Prior to our conversion to a financial holding company, the 2015 Stock Plan permited us to issue awards of stock options and restricted Common Shares in an aggregate amount of up to 20% of our issued and outstanding Common Shares (the “Plan Maximum Shares”) as of the effective date of the plan. Under the 2015 Stock Plan, all of the Plan Maximum Shares are available for grants of stock options, and half of the Plan Maximum Shares (up to 10% of our issued and outstanding Common Shares as of the effective date of the 2015 Stock Plan) is available for grants of restricted Common Shares. The Nominating Committee believes that restricted Common Shares is the best method of encouraging stock ownership in the Company by eligible participants by giving them a proprietary interest in the Company’s performance, which more closely aligns compensation with the Company’s performance and provides a means to attract and retain persons of outstanding ability in key positions with the Company. If in the future we successfully grow our assets under management and our net asset value, we may choose to increase the number of employees of the Company. The Nominating Committee may or may not choose to consider the use of stock options for incentive compensation of these employees.
The Company’s Board of Directors and its Nominating Committee, which consists entirely of directors who are not employees of the Company, believe that in light of the Company’s plan for growth, stock-based incentive compensation, particularly the award of restricted Common Shares, advances the interests of the Company by providing substantial motivation for superior performance and more fully aligning the interests of officers and directors with the interests of our shareholders. The Company does not intend on issuing any additional awards under the 2015 Stock Plan and intends on submitting an amended Stock Plan for shareholder approval at our 2023 Annual Meeting of Shareholders.
Benefits and Perquisites
Our NEOs are generally not entitled to benefits that are not available to all of our employees. In this regard, it should be noted that we do not provide pension arrangements, post-retirement health coverage or similar benefits for our executives or employees. The Nominating Committee periodically reviews the levels of benefits provided to executive officers. The NEOs participate in the Company’s 401(k) savings plan and other benefit plans on the same basis as other similarly situated employees. The Company has adopted a match for the Company’s 401(k) savings plan for 2022, which consists of a discretionary match of 50% of the first 2% of employee contributions up to a maximum of 1% of the employee’s compensation (subject to the Internal Revenue Code annual limitation). It is anticipated that the Board will approved a match for 2023.
Compensation of the Chief Executive Officer
The Nominating Committee’s decisions regarding compensation of Mr. Sloane are guided by the same policies and considerations that govern compensation of the Company’s other NEOs. While recognizing the Chief Executive Officer’s leadership in building a highly talented management team and in driving the Company forward, Mr. Sloane’s base salary was $700,000 for 2022 and 2021. Mr. Sloane received a $1,000,000 cash bonus for 2021 that was paid in 2022 and did not receive a cash bonus for 2022.

Mr. Sloane received an award of 61,652 restricted Common Shares in December 2022, which award vests on December 28, 2025; an award of 47,081 restricted Common Shares in August 2022, which vests on August 15, 2025; and 83,217 restricted Common Shares in February 2021, with one-third vested on February 15, 2022 and February 15, 2023, and one-third vesting on February 15, 2024. The Nominating Committee has determined that this salary package is competitive with the labor market median for someone with Mr. Sloane’s skills and talents and is reflective of the Company’s current cash and financial position and the status of the Company’s Common Shares.
Compensation of the Other NEOs
The Nominating Committee approved the 2022 compensation for Peter Downs, Michael Schwartz, Nicolas Young and Nicholas Leger, as recommended to it by the Chief Executive Officer.
Mr. Downs’s base salary was $550,000 in 2022 and 2021. Mr. Downs received a $250,000 cash bonus for 2022 (paid in 2023) and a $250,000 cash bonus for 2021 (paid in 2022). Mr. Downs received an award of 17,655 restricted Common Shares in August 2022, which award vests on August 15, 2025; and 11,557 restricted Common Shares in February 2021, with one-third vested on February 15, 2022 and one-third vesting on each of February 15, 2023 and February 15, 2024.
Mr. Schwartz’s base salary was $400,000 in 2022 and $360,000 in 2021. Mr. Schwartz received a $250,000 cash bonus for 2022 (paid in 2023) and a $200,000 cash bonus for 2021 (paid in 2022). Mr. Schwartz received an award of 14,124 restricted Common Shares in August 2022, which award vests on August 15, 2025; 3,083 restricted Common Shares in March 2021, with one-third vested on March 15, 2022 and one-third vesting on each of March 15, 2023 and March 15, 2024; 2,312 restricted Common Shares awarded in February 2021, which vested on April 30, 2021; and 6,934 restricted Common Shares awarded in February 2021, with one-third vested on February 15, 2022 and one-third vesting on each of February 15, 2023 and February 15, 2024.

Mr. Leger’s base salary was $325,000 in 2022 and $270,000 in 2021. Mr. Leger received a $200,000 cash bonus for 2022 (paid in 2023) and a $150,000 cash bonus for 2021 (paid in 2022). Mr. Leger received an award of 10,593 restricted Common Shares awarded in August 2022, which award vests on August 15, 2025; and 4,623 restricted Common Shares awarded in February 2021, with one-third vested on April 30, 2021 and one-third vesting on each of February 15, 2023 and February 15, 2024.

Mr. Young’s base salary was $500,000 in 2022 and 2021. Mr. Young received a $100,000 cash bonus for 2022 (paid in 2023) and a $25,000 cash bonus for 2021 (paid in 2022). Mr. Young received an award of 9,416 restricted Common Shares in August 2022, which award vests on August 15, 2025; and 17,197 restricted Common Shares in August 2021, with one-third vested on August 2, 2022, and one-third vesting on each of August 2, 2023 and August 2, 2024.
Elements of Executive Compensation and 2022 Compensation Determinations
Base Salary.    We believe that base salaries are a fundamental element of our compensation program. The Nominating Committee establishes base salaries for each NEO to reflect (i) the scope of the NEO’s industry experience, knowledge and qualifications, (ii) the NEO’s position and responsibilities and contributions to our business growth and (iii) salary levels and pay practices of those companies with whom we compete for executive talent.
The Nominating Committee considers base salary levels at least annually as part of its review of the performance of NEOs and from time to time upon a promotion or other change in job responsibilities. During its review of base salaries for our executives, the Nominating Committee primarily considers: individual performance of the executive, including leadership and execution of strategic initiatives and the accomplishment of business results for the company; market data; the NEO’s total compensation, both individually and relative to our other NEOs; and for NEOs other than the CEO, the base salary recommendations of our Chief Executive Officer.
The following table sets forth the 2022 and 2021 base salaries for our current NEOs.

	2022 Base Salary	2021 Base Salary
Barry Sloane	$700,000	$700,000
Peter Downs	$550,000	$550,000
Michael Schwartz	$400,000	$360,000
Nicholas Leger	$325,000	$270,000
Nicolas Young	$500,000	$500,000

Annual Bonus Awards.    The Nominating Committee designs our annual cash bonuses to motivate our NEOs to achieve financial and non-financial objectives consistent with our operating plan. The Nominating Committee retains discretion in the sizing and awarding of cash bonuses for each NEO to ensure that individual bonus determinations appropriately balance the interests of the Company’s shareholders, while rewarding an NEO’s contributions to performance. In evaluating the performance of our NEOs to arrive at their 2022 cash bonus awards, the Nominating Committee considered the factors to determine the amount of salary and other benefits, as set forth above. The Nominating Committee also considered the following factors and aspects of the Company’s 2022 operating performance in the determination of specific NEO bonus awards:
•        Declaration of $2.75 per share in cash dividends;
•     Obtaining regulatory approvals for, and the closing of, the Acquisition of NBNYC;•
•     Ability to maintain employee and staff productivity in a remote work environment;
•        The management of the Company’s assets and capital;
•        Managerial assistance provided to our controlled portfolio companies, including contributions to growth of sales, growth of operating earnings and earnings per share, as well as navigating the pandemic; and
•        Each NEO’s specific performance achievements and contributions to the Company’s 2022 financial performance.

When allocating bonus awards, the Nominating Committee also evaluated the total compensation paid to the NEOs and other employees. Based on the foregoing considerations and analysis, and after due deliberation, the Committee awarded the 2022 NEOs the following annual cash bonuses and awards of restricted Common Shares pursuant to the 2015 Stock Plan with respect to 2022.

	2022 Cash Bonus Award	As Percentage of 2022 Base Salary
Barry Sloane	n/a	n/a
Peter Downs	$250,000	45%
Michael Schwartz	$250,000	63%
Nicholas Leger	$200,000	62%
Nicolas Young	$100,000	20%

Name	Number of Shares or Units that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Number of Unearned Shares, Units or Other Rights that have not Vested ($)
Barry Sloane(2)	184,103	$2,991,673	184,103	$2,991,673
Peter Downs(3)	29,063	$472,267	29,063	$472,267
Michael A Schwartz(4)	23,912	$388,570	23,912	$388,570
Nicholas Leger(5)	15,454	$251,131	15,454	$251,131
Nicolas Young(6)	24,409	$396,649	24,409	$396,649
All Others	120,477	$1,957,749	120,477	$1,957,749
____________
(1)     Based on the closing price for our Common Shares of $16.25 on December 31, 2022.
(2)     Received an award of 61,652 restricted Common Shares in December 2022, vesting on December 28, 2025; 47,081 restricted Common Shares in August 2022, vesting on August 15, 2025; and 83,217 restricted Common Shares in February 2021, with one-third vested on February 15, 2022 and one-third vesting on each of February 15, 2023 and February 15, 2024.
(3)      Received an award of 17,655 restricted Common Shares in August 2022, vesting on August 15, 2025; and 11,557 restricted Common in February 2021, with one-third vested on February 15, 2022 and one-third vesting on each of February 15, 2023, and February 15, 2024.

(4)     Received an award of 14,124 restricted Common Shares in August 2022, vesting on August 15, 2025; 3,083 restricted Common Shares in March 2021, with one third vested on March 15, 2022 and one-third vesting on each of the following dates: March 15, 2023 and March 15, 2024; and 6,935 restricted Common Shares awarded in February 2021, with one-third vested February 15, 2022 and one-third vesting on each of the following dates: February 15, 2023 and February 15, 2024.
(5)    Received an award of 10,593 restricted Common Shares in August 2022, vesting on August 15, 2025; and 4,623 restricted Common Shares in February 2021 with one-third of the award vested in 2021 and one-third vesting in each of 2023 and 2024.
(6)      Received an award of 9,416 restricted Common Shares in August 2022, vesting on August 15, 2025; and 17,197 restricted Common Shares in August 2021 with one-third vested in 2022 and one-third of the award vesting in each of 2023 and 2024.
Conclusion
The Nominating Committee believes that attracting and retaining talented and motivated management and employees is essential to creating long-term shareholder value. The Nominating Committee seeks to attract and retain management and employees by offering a competitive, performance-based compensation program which the Nominating Committee believes aligns the interests of the executive officers and other key employees with those of our Shareholders. We believe that the Company’s 2022 compensation program met those objectives.
Compensation Risk Assessment
Our Nominating Committee aims to establish Company-wide compensation policies and practices that reward contributions to long-term shareholder value and do not promote unnecessary or excessive risk-taking. In furtherance of this objective, the Nominating Committee conducted an assessment of our compensation arrangements, including those for our named executive officers. The assessment process included, among other things, a review of our (1) compensation philosophy, (2) compensation mix and (3) cash and equity-based incentive plans.
In its review, among other factors, the Nominating Committee considered the following:
•        Our investment model and our cash incentive plan encourage our employees to focus on creating a stable, predictable stream of investment income over multiple years, rather than focusing on current year revenue at the expense of succeeding years.
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
Our executives are encouraged to hold a meaningful number of Common Shares pursuant to our stock ownership policy. Based upon this assessment, our Nominating Committee believes that our Company-wide compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us.
2022 Advisory Vote on Executive Compensation; Continuing Shareholder Engagement
At our 2022 annual meeting of shareholders, our advisory vote on say-on-pay received strong support from our shareholders (approximately 94% of votes cast).
The Nominating Committee views as important the continuing dialogue with our shareholders on compensation and other governance matters. The results of the Company’s 2022 advisory vote on say-on-pay represent positive support for the named executive officers’ compensation, but we continue to review our compensation program such that it recognizes the business environment in which the Company operates, control costs, is transparent, and enables employees to make informed decisions. We anticipate continuing our shareholder engagement efforts in advance of our future annual meetings.
Compensation, Corporate Governance and Nominating Committee Interlocks and Insider Participation
All members of the Nominating Committee are independent directors, and none of them are paid officers of ours or any of our subsidiaries. No member of the Nominating Committee: (i) has had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Exchange Act; or (ii) is an executive officer of another entity, at which one of our executive officers serves on our Board of Directors.

2022 Compensation, Corporation Governance and Nominating Committee Report
The Compensation, Corporate Governance and Nominating Committee of the Company has reviewed and discussed the foregoing Compensation Discussion and Analysis for fiscal 2022 required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation, Corporate Governance and Nominating Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.
THE COMPENSATION, CORPORATE GOVERNANCE AND NOMINATING COMMITTEE
Salvatore Mulia, Chairman
Richard Salute
Gregory Zink
Summary Compensation Table
The following tables set forth the aggregate compensation earned by the Company’s Chief Executive Officer, Chief Accounting Officer, and next most highly compensated executive officers (which we refer to as NEOs) during 2022 and the two previous years.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(4) ($)		Option Awards	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Barry Sloane,	2022	700,000	—		1,000,000	(13)	—	—	—	—	1,700,000
Chief Executive Officer	2021	700,000	1,000,000	(2)	1,800,000	(5)	—	—	—	—	3,500,000
	2020	700,000	—		—		—	—	—	—	700,000

Peter Downs,	2022	550,000	250,000	(1)	375,000	(14)	—	—	—	—	1,175,000
Chief Lending Officer	2021	550,000	250,000	(2)	250,000	(6)	—	—	—	—	1,050,000
	2020	550,000	100,000	(3)	—		—	—	—	—	650,000

Michael Schwartz,	2022	400,000	250,000	(1)	300,000	(15)	—	—	—	—	950,000
Chief Legal Officer	2021	360,000	200,000	(2)	325,000	(8)	—	—	—	—	885,000
	2020	360,000	150,000	(3)	50,000	(9)	—	—	—	—	560,000

Nicholas Leger	2022	325,000	200,000	(1)	225,000	(16)	—	—	—	—	750,000
Chief Accounting Officer	2021	270,000	150,000	(2)	100,000	(10)	—	—	—	—	520,000
	2020	n/a	n/a		n/a		—	—	—	—	n/a

Nicolas Young	2022	500,000	100,000	(1)	200,000	(12)	—	—	—	—	800,000
Chief Risk Officer	2021	500,000	25,000	(2)	600,000	(11)	—	—	—	—	1,125,000
	2020	n/a	n/a		n/a		—	—	—	—	n/a

Former NEO
Chris Towers,(7)	2022	n/a	n/a		n/a		—	—	—	—	n/a
Chief Accounting Officer	2021	n/a	n/a		n/a		—	—	—	—	n/a
	2020	250,000	—		—		—	—	—	—	250,000
____________
(1)      Cash bonus awarded for 2022 performance and paid in 2023.
(2)      Cash bonus awarded for 2021 performance and paid in 2022.
(3)      Cash bonus awarded for 2020 performance and paid in 2021.
(4)      The value reported for Stock Awards is the aggregate grant date fair value of stock awards granted to the NEOs, determined in accordance with FASB ASC Topic 718, disregarding adjustments for forfeiture assumptions. The assumptions for making the valuation determinations are set forth in Note 12—Stock Based Compensation within this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
(5)    Received an award of 83,217 restricted Common Shares in February 2021, with one-third vested on February 15, 2022 and one-third vesting on each of February 15, 2023 and February 15, 2024.
(6)      Received an award of 11,557 restricted Common in February 2021, with one-third vested on February 15, 2022 and one-third vesting on each of February 15, 2023, and February 15, 2024.
(7)     Mr. Towers resigned from the Company effective February 5, 2021.

(8)     Received an award of 3,083 restricted Common Shares in March 2021, vesting one-third on each of March 15, 2022, March 15, 2023 and March 15, 2024; and 6,935 restricted Common Shares awarded in February 2021, with one-third vested on February 15, 2022 and one-third vesting on each of February 15, 2023 and February 15, 2024.
(9) Stock bonus for 2020 performance (awarded restricted Common Shares in February 2021 with a three (3) month vesting period).
(10)    Received an award of 4,623 restricted Common Shares in February 2021, vested one-third in 2021 and vesting one-third in each of 2023 and 2024.
(11)     Received an award of $17,196 restricted Common Shares in August 2021, vested one-third on August 2, 2022 and vesting one-third on each of August 2, 2023 and August 2, 2024.
(12)    Received an award of 9,416 restricted Common Shares in August 2022, vesting on August 15, 2025.
(13)    Received an award of 61,652 restricted Common Shares in December 2022, vesting on January 15, 2026.
(14)    Received an award of 17,655 restricted Common Shares in August 2022, vesting on August 15, 2025.
(15)    Received an award of 14,124 restricted Common Shares in August 2022, vesting on August 15, 2025.
(16)    Received an award of 10,593 restricted Common Shares in August 2022, vesting on August 15, 2025.
Equity Compensation Plans & Grants of Plan-Based Awards
On April 27, 2015, the Nominating Committee and the Board of Directors approved the 2015 Stock Plan, subject to exemptive relief from the SEC and shareholder approval, in order to have increased flexibility to use restricted Common Shares, in addition to stock options, to assist the Company in achieving its objectives with respect to long-term equity incentive compensation. On May 10, 2016, we received an exemptive order from the SEC permitting us to award restricted Common Shares to our employees, officers, and non-employee directors, and on July 27, 2016, our shareholders approved the 2015 Stock Plan.
Under the 2015 Stock Plan, a maximum of 20% of our total Common Shares issued and outstanding, calculated on a fully diluted basis, were available for awards under the 2015 Stock Plan as December 31, 2022. Up to 10% of our total issued and outstanding Common Shares were available for grants of restricted Common Shares. As of December 31, 2022, we had approximately 24,608,631 Common Shares outstanding. Therefore, there were 3.0 million Common Shares available for grant pursuant to the 2015 Stock Plan as of December 31, 2022. None of those shares are currently subject to stock options. Under the 2015 Stock Plan, no more than 50% of the Common Shares reserved for the grant of the awards under the 2015 Stock Plan (up to an aggregate of 3,000,000 shares) could be restricted Common Share awards at any time during the term of the 2015 Stock Plan. To date, the Nominating Committee has awarded 688,430 restricted Common Shares (net of forfeitures) to 112 employees. Therefore, after including accrued stock dividends and adding back the Common Shares withheld from awards upon vesting to satisfy recipient’s tax withholding obligations, approximately 0.8 million Common Shares would be available for additional grants of restricted Common Shares as of December 31, 2022.
The Company has no outstanding options under the 2015 Stock Plan.
The Nominating Committee does not intend to authorize additional grants under the 2015 Stock Plan and intends to seek stockholder approved of an amended stock plan at the next annual meeting of stockholders.
Outstanding Equity Awards at 2022 Year End
There were 397,418 outstanding equity awards as of December 31, 2022, including dividends paid on the outstanding equity awards in the form of additional restricted Common Shares, of which 276,941 were held by our NEOs.
There were no outstanding option awards as of December 31, 2022.

The following table sets forth information regarding outstanding awards of restricted Common Shares held by our Named Executive Officers as of December 31, 2022:

Name	Number of Shares or Units that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)(6)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Number of Unearned Shares, Units or Other Rights that have not Vested ($)(6)
Barry Sloane(1)	184,103	$2,991,673	184,103	$2,991,673
Peter Downs(2)	29,063	$472,267	29,063	$472,267
Michael A Schwartz(3)	23,912	$388,570	23,912	$388,570
Nicholas Leger(4)	15,454	$251,131	15,454	$251,131
Nicolas Young(5)	24,409	$396,649	24,409	$396,649
____________
(1)      Mr. Sloane received an award of 47,081 restricted Common Shares in August 2022, vesting on August 15, 2025; and 83,217 restricted Common Shares in February 2021 with one-third of the award vested in 2022 and one-third vesting in each of 2023 and 2024.
(2)      Mr. Downs received an award of 17,655 restricted Common Shares in August 2022, vesting on August 15, 2025; and 11,558 restricted Common Shares in February 2021 with one-third of the award vested in 2022 and one-third vesting in each of 2023 and 2024.
(3)      Mr. Schwartz received an award of 14,124 restricted Common Shares in August 2022, vesting on August 15, 2025; 6,935 restricted Common Shares in February 2021 with one-third of the award vested in 2022 and one-third vesting in each of 2023 and 2024 and an award of 3,083 restricted Common Shares in March 2021 with one-third of the award vested in 2022 and one-third vesting in each of 2023 and 2024.
(4)      Mr. Leger received an award of 10,593 restricted Common Shares in August 2022, vesting on August 15, 2025; and 4,623 restricted Common Shares in February 2021 with one-third of the award vested in 2021 and one-third vesting in each of 2023 and 2024.
(5)      Mr. Young received an award of 9,416 restricted Common Shares in August 2022, vesting on August 15, 2025; and 17,197 restricted Common Shares in August 2021 with one-third of the award vested in 2022 and one-third vesting in each of 2023 and 2024.
(6) Based on the closing price of our Common Shares of $16.25 on December 31, 2022.
Options Exercised and Stock Vested
No options were exercised in 2022. The number of restricted Common Shares held by the NEOs that vested in the fiscal year ended December 31, 2022 are set forth in the table below.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(5)
Barry Sloane(1)	—	—	30,901	$824,748
Peter Downs(2)	—	—	4,292	$114,553
Michael Schwartz(3)	—	—	3,748	$100,773
Nicholas Leger	—	—	—	$—
Nicolas Young(4)	—	—	6,544	$136,770
____________
(1)     Mr. Sloane received an award of 83,218 restricted Common Shares in February 2021, with one-third of the award vested on February 15, 2022 and one-third vesting on each of February 15, 2023, and February 15, 2024.
(2)     Mr. Downs received an award of 11,558 restricted Common Shares in February 2021, with one-third of the award vested on February 15, 2022 and one-third vesting on each of February 15, 2023, and February 15, 2024.
(3)    Mr. Schwartz received an award of 6,935 restricted Common Shares in February 2021, with one-third of the award vested on February 15, 2022 and one-third vesting on each of February 15, 2023 and February 15, 2024, and 3,083 restricted Common Shares in March 2021, with one-third of the award vested on March 15, 2022 and one-third vesting on each of March 15, 2023 and March 15, 2024.
(4)    Mr. Young received an award of 17,197 restricted Common Shares in August 2021, with one-third of the award vested on August 2, 2022 and one-third vesting on each of August 2, 2023 and August 2, 2024.
(5)     Based on the closing price of our Common Shares of $26.69, $27.32 and $20.90 on February 15, 2022, March 15, 2022 and August 2, 2022, respectively.

Employment Agreements
The Company entered into separate employment agreements with the following NEOs during 2022 (each, an “2022 Employment Agreement” and collectively, the “2022 Employment Agreements”):
•        Barry Sloane, as Chairman, Chief Executive Officer and President;
•        Peter Downs, as Chief Lending Officer and President of Newtek Small Business Finance, LLC;
•        Michael Schwartz, as Chief Legal Officer, Chief Compliance Officer and Corporate Secretary;

.•       Nicholas Leger, as Chief Accounting Officer and Executive Vice President; and

•      Nicolas Young, as Chief Risk Officer.
Mr. Sloane’s, Mr. Down’s, Mr. Schwartz’s and Mr. Leger’s employment agreements were renewed as of March 1, 2023 for terms through March 1, 2024, at annual base salaries of $700,000, $650,000, $450,000 and $400,000, respectively. Nicolas Young, who was the Company’s Chief Risk Officer from August 2, 2021 through January 6, 2023, entered into an one-year employment agreement with the Company on August 2, 2021, which employment agreement was amended during 2022 to extend through January 6, 2023, on the same terms. Mr. Young was appointed President and Chief Operating Officer of the Company’s subsidiary Newtek Bank on January 6, 2023, and entered into an employment agreement with Newtek Bank effective as of January 6, 2023 for a term through December 31, 2023 at an annual salary of $650,000 effective March 1, 2023. Aside from base salaries, the other terms and provisions of Mr. Sloane’s, Mr. Down’s, Mr. Leger’s, Mr. Schwartz’s and Mr. Young’s employment agreements remained substantially the same.
Generally, under the 2022 Employment Agreements, Messrs. Sloane, Schwartz, Leger, Young and Downs were entitled to a set base compensation, cash bonuses pursuant to the Company’s Annual Cash Bonus Plan or by the action of the Board of Directors, and incentive compensation at the discretion of the Nominating Committee. In addition, Messrs. Sloane, Schwartz, Leger, Young and Downs are entitled to other benefits, such as participation in retirement and medical and other plans, executive benefits, and vacation and sick leave available to all employees of the Company. The 2022 Employment Agreements also provided for severance payments in the case of termination without just cause, as defined therein, or of resignation with good reason, as defined therein, and payment if their 2022 Employment Agreements were not renewed for other than just cause. Under the 2022 Employment Agreements, during the term of their employment, Messrs. Schwartz, Downs, Leger, Young and Sloane agreed to devote substantially all of their business time to the Company and to not engage in any business or activity contrary to the business or affairs of the Company. The Company agreed to indemnify Messrs. Downs, Schwartz, Leger, Young and Sloane for any and all loss, expenses, or liability that he may incur as a result of their services for the Company to the extent permitted by the Company’s Bylaws.
Mr. Sloane’s 2022 Employment Agreement provided for:
•        a twelve-month term through March 1, 2023 at an annual base salary of $700,000;
•        at least one annual salary review by the Board of Directors;
•        participation in any discretionary bonus plan established for senior executives; and
•        retirement and medical plans, customary fringe benefits, vacation and sick leave.
Mr. Downs’ 2022 Employment Agreement provided for:
•        a twelve-month term through March 1, 2023 at an annual base salary of $550,000;
•        at least one annual salary review by the Board of Directors;
•        participation in any discretionary bonus plan established for senior executives; and
•        retirement and medical plans, customary fringe benefits, vacation and sick leave.
Mr. Schwartz’s 2022 Employment Agreement provided for:
•        a twelve-month term through March 1, 2023 at an annual base salary of $400,000;
•        at least one annual salary review by the Board of Directors;
•        participation in any discretionary bonus plan established for senior executives; and

•        retirement and medical plans, customary fringe benefits, vacation and sick leave.
Mr. Leger’s 2022 Employment Agreement provided for:
•        a twelve-month term through March 1, 2023 at an annual base salary of $325,000;
•        at least one annual salary review by the Board of Directors;
•        participation in any discretionary bonus plan established for senior executives; and
•        retirement and medical plans, customary fringe benefits, vacation and sick leave.
Mr. Young’s 2022 Employment Agreement provided for:
•        a term through January 6, 2023 at an annual base salary of $500,000;
•       at least one annual salary review by the Board of Directors;
•        participation in any discretionary bonus plan established for senior executives;
•     an award of $600,000 of restricted Common Shares in August 2021 with three year vesting; and
•        retirement and medical plans, customary fringe benefits, vacation and sick leave.
Payments upon Change of Control, Non-renewal or Termination
Mr. Sloane’s Employment Agreement provided for a payment in the event of non-renewal of his employment in an amount equal to one (1.0) times the sum of his annual base compensation plus any cash bonus or other incentive compensation paid in the immediately preceding fiscal year, or in the case of a change of control or termination other than for just cause, an amount equal to two (2) times the sum of the his annual base salary in effect at the time of termination, plus the amount of any incentive compensation paid with respect to the immediately preceding fiscal year. The Company’s proposal to convert to a financial holding company would not qualify as a change of control under the terms of Mr. Sloane’s Employment Agreement. In addition, in the case of termination other than for just cause, all outstanding and unvested equity awards are to be accelerated in full.
Messrs. Downs’, Schwartz’ and Leger’s Employment Agreements provided for a payment in the case of termination other than for just cause or a change in control, equal to one (1.0) times the sum of their current annual base compensation plus any cash bonuses or other incentive compensation paid in the prior year. In addition, in the case of termination other than for cause, all outstanding and unvested equity awards are to be accelerated in full. In addition, in the event of non-renewal of their employment agreements, Messrs. Downs, Leger and Schwartz would be entitled to amounts equal to 50% of the sum of their respective current annual base compensation plus any cash bonus or other incentive compensation paid in the immediately preceding fiscal year.

Mr. Young’s Employment Agreement provides for a payment in the case of termination other than for just cause or a change in control, equal to one (1.0) times his annual base compensation. In addition, in the case of termination other than for cause, 50% of all outstanding and unvested equity awards are to be accelerated. In addition, in the event of non-renewal of his Employment Agreement, Mr. Young would be entitled to an amount equal to 100% of his annual base compensation.
Each Employment Agreement contained a non-competition provision that requires Messrs. Sloane, Schwartz, Leger, Young and Downs to devote substantially their full business time and efforts to the performance of their duties under the Employment Agreements.
Messrs. Sloane, Schwartz, Leger, Young and Downs are not prohibited, however, from serving on the boards of directors of, and holding offices or positions in, companies or organizations which, in the opinion of the Board of Directors, will not present conflicts of interest with the Company, or investing in any business dissimilar from the Company’s or, solely as a passive or minority investor, in any business.

Under each of the Employment Agreements, the Company may terminate Messrs. Sloane, Schwartz, Leger, Young or Downs employment for “just cause” as defined in the respective Employment Agreement, and upon the termination, no severance benefits are available. If Messrs. Sloane, Schwartz, Leger, Young or Downs voluntarily terminates his employment for “good reason” as defined in the Employment Agreement, the executive is entitled to the same payment as in the case of termination other than for cause. If the executive’s employment terminates during the term of the agreement due to death, disability, or retirement after age 62, the executive shall receive only his compensation, vested rights, and executive benefits up to the date of executive’s last day of employment. The executive is able to terminate voluntarily his agreement by providing prior written notice to the Board of Directors, in which case the executive is entitled to receive only his compensation, vested rights and benefits up to the date of termination.
Post Termination Payments
The table below reflects the amount of compensation that would have been payable to the executive officers under these arrangements if the hypothetical termination of employment events described above had occurred on December 31, 2022, given their compensation and service levels as of such date. All payments are payable by the Company in a lump sum unless otherwise noted.
These benefits are in addition to benefits available regardless of the occurrence of such an event, such as currently exercisable stock options, and benefits generally available to salaried employees, such as distributions under the Company’s 401(k) plan, disability benefits, and accrued vacation pay. In addition, in connection with any termination of Mr. Sloane’s employment, the Company may determine to enter into an agreement or to establish an arrangement providing additional benefits or amounts, or altering the terms of benefits described below, as the Nominating Committee deems appropriate.
The actual amounts that would be paid upon Mr. Sloane’s termination of employment can be determined only at the time of his separation from the Company.

	Post Termination Payments
Name	Change in Control	Non-Renewal	Termination without cause
Barry Sloane	$2,800,000	$1,400,000	$2,800,000
Peter Downs	$800,000	$400,000	$800,000
Michael Schwartz	$600,000	$300,000	$600,000
Nicholas Leger	$475,000	$237,500	$475,000
Nicolas Young	$500,000	$500,000	$500,000
Nonqualified Deferred Compensation
The Company did not have any nonqualified deferred compensation in the year ended December 31, 2022.
Pension Benefits
The Company had no obligation under pension benefit plans to the Named Executive Officers as of December 31, 2022.
Tax and Accounting Implications
Deductibility of Executive Compensation
As part of its role, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. The Company believes that, with the exception of Mr. Sloane, compensation paid by the Company is generally fully deductible for federal income tax purposes. However, in certain situations, the Committee may, in the future, approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers.
Accounting for Stock-Based Compensation
Beginning on January 1, 2006, the Company began accounting for stock-based payments under its three incentive stock plans in accordance with the requirements of ASC Topic — 718.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of December 31, 2022, the beneficial ownership of each current director, the nominee for director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding Common Shares, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 24,608,631 Common Shares outstanding as of the Record Date. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. If applicable and available, ownership information for those persons who beneficially own 5% or more of our Common Shares is based upon filings by such persons with the SEC and other information obtained from such persons.
Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power. The Company’s directors are divided into two groups — interested directors and independent directors. Independent directors are “independent directors” of the Company as defined in applicable Nasdaq listing rules. Unless otherwise indicated, the addresses of all executive officers and directors are c/o Newtek Business Services Corp.,4800 T-Rex Avenue, Suite 120, Boca Raton, FL 33431.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Interested Directors:
Barry Sloane(1)	1,274,269	5.2%
Peter Downs(2)	67,437	*
Halli Razon-Feingold(3)	18,645	*
Independent Directors:
Gregory Zink(7,8)	23,973	*
Salvatore Mulia(7,8)	59,142	*
Richard Salute(7,8)	25,475	*
Fernando Perez-Hickman(8)	2,170	*
Executive Officers:
Nicholas Leger(4)	17,493	*
Michael Schwartz(5)	40,336	*
Nicolas Young(6)	28,539	*
All current directors and executive officers as a group	1,557,479	6.3%
____________
*        Less than 1% of total Common Shares outstanding as of the Record Date.
(1)      Includes 176,221 Shares owned by The B Sloane Family Foundation, a 501(c)(3) private foundation, of which Mr. Sloane shares voting and dispositive power, 61,652 restricted Common Shares awarded to Mr. Sloane in December 2022, vesting on December 28, 2025, 47,081 restricted Common Shares awarded in August 2022, vesting on August 15, 2025, and 83,217 restricted Common Shares awarded in February 2021, with one-third vested on February 15, 2022 and one-third vesting on February 15, 2023 and February 15 2024.
(2)      Includes 17,655 restricted Common Shares awarded in August 2022, vesting on August 15, 2025 and 11,557 restricted Common Shares awarded in February 2021, with one-third vested on February 15, 2022 and one-third vesting on February 15, 2023 and February 15, 2024.
(3) Includes 3,467 restricted Common Shares awarded in February 2021, with one-third vested on each of February 15, 2022 and February 15, 2023 and one-third vesting on February 15, 2024, plus accrued dividends through December 31, 2022. Includes 7,062 restricted Common Shares awarded in August 2022, vesting on August 15, 2025.
(4)      Includes 10,593 restricted Common Shares awarded in August 2022, vesting on August 15, 2025 and 4,623 restricted Common Shares awarded in February 2021, with one-third vested in 2021 and one-third vesting on each of February 15, 2023 and February 15, 2024.
(5)      Includes 14,124 restricted Common Shares awarded in August 2022, vesting on August 15, 2025, 3,082 restricted Common Shares awarded in March 2021, with one-third vested on March 15, 2022 and one-third vesting on each of March 15, 2023 and March 15, 2024, and 6,934 restricted Common Shares awarded in February 2021, with one-third vested on February 15, 2022 and one-third vesting on February 15, 2023 and February 15, 2024.
(6)     Includes 9,416 restricted Common Shares awarded in August 2022, vesting on August 15, 2025 and 17,197 restricted Common Shares awarded in August 2021, with one-third vested on August 2, 2022 and one-third vesting on each of August 2, 2023 and August 2, 2024.

(7)      Includes 1,332 restricted Company Shares awarded in June 2019 as equity-based compensation to non-employee directors Mulia, Salute and Zink, at the beginning of their 2019 terms of service, which forfeiture restrictions will lapse as to one-third of such Company Shares each year for three years, plus accrued dividends through December 31, 2022.
(8) Includes 2,000 restricted Company Shares awarded in June 2022 as equity-based compensation to non-employee directors Mulia, Salute, Fernando and Zink, at the beginning of their 2022 terms of service, which forfeiture restrictions will lapse as to one-third of such Company Shares each year for three years, plus accrued dividends through July 15, 2025.

Dollar Range of Equity Securities in the Company Beneficially Owned by Each Director:
Name of Director	Dollar Range of Equity Securities in Newtek Business Services Corp.(1)(2)
Interested Directors:
Barry Sloane	Over $100,000
Peter Downs	Over $100,000
Halli Razon-Feingold	Over $100,000
Independent Directors:
Richard Salute	Over $100,000
Salvatore Mulia	Over $100,000
Gregory Zink	Over $100,000
Fernando Perez-Hickman	$10,001 - $50,000
____________
(1)      Dollar ranges are as follows: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or Over $100,000.
(2)      The dollar range of equity securities beneficially owned is based on the closing price for our Common Shares of $16.25 on December 31, 2022 on the Nasdaq Global Market. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act.
The information required by this item regarding shareholder approval of our equity compensation plans is incorporated by reference from Item 5 of this Annual Report on Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Party Transactions

We have written procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. When the company operated as a BDC for the year ended December 31, 2022, the Company was prohibited under the 1940 Act from participating in certain transactions with certain of its affiliates without meeting certain requirements, such as the prior approval of the independent directors and, in some cases, the SEC. The affiliates with which the Company was prohibited from transacting include its officers, directors and employees and any person who owns 5% or more of our outstanding voting securities or controlling or under common control with the Company.
The Board of Directors reviews all potential related party transactions on an ongoing basis, and all such transactions must be approved by the Board of Directors. The Board of Directors reviews such transactions on a case-by-case basis. In addition, the Nominating Committee or the Board of Directors reviews and approves all compensation-related policies involving our directors and executive officers. The Board of Directors may approve or ratify a related party transaction only if it determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, our best interests. The Board of Directors may impose any conditions on the related person transaction that it deems appropriate.
Mr. Sloane’s nephew, Kyle Sloane, is employed by one of the Company’s subsidiaries. Kyle Sloane earned in excess of $125,000 for the year ended December 31, 2022.
Director Independence and Executive Sessions
Nasdaq listing standards requires that a majority of the Board of Directors and every member of our Audit Committee and Nominating Committee are “independent.” Our Board of Directors reviews the independence of its members annually.

The Board of Directors has determined that Messrs. Mulia, Zink, Salute and Perez-Hickman qualify as “independent” as defined by applicable Nasdaq and SEC rules. In making this determination, the Board of Directors has concluded that none of these members has a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
It is the policy of the Board of Directors to hold executive sessions of the independent directors meeting without management at the conclusion of regularly scheduled meetings and as requested by a director. Mr. Salute presides over these meetings of the independent directors.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees and Services
Fees for professional services rendered to the Company by RSM during the fiscal year ended December 31, 2022 were as follows (in thousands):

Audit fees	$599
Audit related fees	158
Tax fees	292
All other fees	53
Total fees	$1,049
Fees for professional services rendered to the Company by RSM during the fiscal year ended December 31, 2021 were as follows (in thousands):

Audit fees	$478
Audit related fees	173
Tax fees	269
All other fees	290
Total fees	$1,210
Audit Fees:    The audit fees for the fiscal years ended December 31, 2022 and 2021 were for professional services rendered in connection with the audits of the Company’s annual financial statements, assistance with review of documents filed with the SEC, consents and other services required to be performed by our independent registered public accounting firm.
Audit-Related Fees:    All other fees billed to the Company by RSM during the fiscal years ended December 31, 2022 and 2021 for non-audit services and assurance and related services for attestations not required by law.
Tax Fees:    Tax fees were for professional services rendered in connection with tax compliance, tax advice, and tax planning.
All Other Fees:    Non-audit related services billed by RSM were primarily related to the Company’s Form N-2 and other SEC filings.
In accordance with the Audit Committee Charter, all of the foregoing audit and non-audit fees paid to, and the related services provided by, RSM were pre-approved by the Audit Committee after consulting with the Company’s Chief Accounting Officer.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1)    Financial Statements.
(a)(2)    The following financial statement schedule is filed herewith:

Schedule of Investments In and Advances to Affiliates as of December 31, 2022	384

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

3.2	Amended Bylaws of NewtekOne, Inc. (Incorporated by reference to Exhibit 99.1 of NewtekOne, Inc.''s Current Report on Form 8-K, filed January 24, 2023).

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

4.12
Tenth Supplemental Indenture, dated as of March 31, 2022 relating to the 5.00% Notes due 2025, by and between the Company and U.S. Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Newtek’s Current Report on Form 8-K, filed March 31, 2022).

4.13	Limited Waiver Agreement, dated February 28, 2023

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

10.13
Parent Guaranty Agreement, dated November 8, 2018, by and among the Company and Webster Bank, National Association. (Incorporated by reference herein to Exhibit k.7 to Newtek’s Post-Effective Amendment No. 3 to its Registration Statement on Form N-2, No. 333-224976, filed December 14, 2018).

10.14
Limited Liability Agreement, dated as of November 27, 2018, by and between Newtek Commercial Lending, Inc. and Conventional Lending TCP Holdings LLC (Incorporated by reference to Exhibit 10.1 to Newtek’s Current Report on Form 8-K filed November 29, 2018).

10.15
Omnibus Amendment No. 4 to Loan Documents, dated as of May 7, 2020, by and among Newtek Small Business Finance, LLC, Capital One, National Association and UBS Bank USA as Lenders and Capital One, National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 to Newtek’s Current Report on Form 8-K, filed May 11, 2020).

10.16
Stock Purchase Agreement by and among Newtek Business Services Corp. and the Sellers named in Schedule A thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 2, 2021).

10.17
Mortgage Warehouse Loan and Security Agreement, by and between NBL SPV III, LLC and One Florida Bank, dated September 21, 2021 (incorporated by reference to Exhibit 10.1 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (File No. 814-010305), filed November 12, 2021).

10.18
Master Repurchase Agreement, by and between NBL SPV II, LLC and Deutsche Bank AG, dated March 18, 2021 (incorporated by reference to Exhibit 10.1 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (File No. 814-010305), filed November 12, 2021).

10.19	Employment Agreement by and between NewtekOne and Nicolas Young dated as of January 6, 2023, filed herewith.

10.20	Employment Agreement by and between NewtekOne and Barry Sloane, dated March 1, 2023 filed herewith.

10.21	Employment Agreement by and between NewtekOne and Michael A. Schwartz, dated March 1, 2023, filed herewith.

10.22	Employment Agreement by and between NewtekOne and Nicholas Leger, dated March 1, 2023, filed herewith.

10.23	Employment Agreement by and between Newtek Small Business Finance and Peter Downs, dated March 1, 2023, filed herewith.

14.1
Code of Ethics (Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-191499) filed on November 3, 2014, and incorporated by reference herein).

21.1	Subsidiaries of the Registrant filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of the Independent Registered Public Accounting Firm with respect to Newtek Merchant Solutions, LLC and Subsidiaries

23.3	Consent of the Independent Auditor with respect to Newtek Business Lending, LLC and Subsidiaries

31.1	Certification by Principal Executive Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, furnished herewith.

31.2	Certification by Principal Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, furnished herewith.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.1	Financial Statements of Newtek Merchant Solutions, LLC and Subsidiaries as of and for the year ended December 31, 2022 (audited) filed herewith.

99.2	Financial Statements of Newtek Merchant Solutions, LLC and Subsidiaries as of and for the year ended December 31, 2021 (audited) filed herewith.

99.3	Financial Statements of Newtek Business Lending, LLC and Subsidiaries as of and for the year ended December 31, 2022 (audited) filed herewith.

99.4	Financial Statements of Newtek Business Lending, LLC and Subsidiaries as of and for the year ended December 31, 2021 (audited) filed herewith.

99.5	Report of Independent Registered Public Accounting Firm on Supplemental Information filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEKONE, INC.

Date: March 15, 2023	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: March 15, 2023	By:	/S/ NICHOLAS LEGER
Nicholas Leger
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BARRY SLOANE	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2023
Barry Sloane

/S/ NICHOLAS LEGER	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2023
Nicholas Leger

/S/ RICHARD SALUTE	Director	March 15, 2023
Richard Salute

/S/ SALVATORE MULIA	Director	March 15, 2023
Salvatore Mulia

/S/ GREGORY ZINK	Director	March 15, 2023
Gregory Zink

/S/ PETER DOWNS	Director	March 15, 2023
Peter Downs

/S/ FERNANDO PEREZ-HICKMAN	Director	March 15, 2023
Fernando Perez-Hickman

/S/ HALLI RAZON-FEINGOLD	Director	March 15, 2023
Halli Razon-Feingold

NEWTEKONE, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NewtekOne, Inc. (formerly known as Newtek Business Services Corp.)

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of NewtekOne, Inc and its subsidiaries, formerly known as Newtek Business Services Corp. (the Company), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements), and the financial statement schedules of the Company listed in Item 15(a)(2). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2023, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of SBA unguaranteed and guaranteed non-affiliate investments as of December 31, 2022 and 2021, by correspondence with the borrowers and by other appropriate auditing procedures where replies from the borrowers were not received, and with respect to existence procedures related to controlled and non-controlled investments, by tracing to purchase agreements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of investments
As described in Notes 2, 3, 4 and 6 to the consolidated financial statements, the Company’s investments consist of privately held debt and equity instruments that lack observable market prices. All of the Company’s investments (except SBA guaranteed non-affiliate investments) are measured at fair value using unobservable inputs and assumptions, and as such the Company’s investments (except SBA guaranteed non-affiliate investments) as of December 31, 2022 and 2021 are classified as level 3 within the fair value hierarchy as described in Note 6. Determining the fair value of the Level 3 investments requires management to make significant judgments about the valuation methodologies (e.g. market approach vs. income approach) and inputs and assumptions used in the fair value calculation, including, but not limited to, revenue and EBITDA multiples, market yields, discounts for lack of marketability, underlying cash flows, and the impact of economic conditions. As of December 31, 2022 and 2021, total Level 3 investments had a fair value of $769.3 million and $658.7 million, respectively.

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

Controlled investments

•We obtained an understanding of and evaluated the methods and assumptions management used to value the Company’s investment portfolio.
•We performed an evaluation of certain valuation inputs (e.g. portfolio company revenue and EBITDA) used in the Company’s December 31, 2022 and 2021 valuations by comparing those key inputs used in the prior year valuation to portfolio companies’ prior year audited financial statements and/or schedules prepared by the portfolio companies for a sample of investments.
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
•With the assistance of our valuation specialists, we evaluated the reasonableness of the methods and assumptions used by management, including the validity of observable market data used in the valuation (e.g. comparable guideline public company multiples) as well as market yields (including discounts for lack of marketability). Additionally, we considered the external specialist report engaged by management in valuing certain of the Company’s privately held investments.

SBA unguaranteed non-affiliate investments – Accrual and Non-accrual loans

•We obtained an understanding of and evaluated the methods and assumptions management uses to value the SBA unguaranteed non-affiliate investments accrual and non-accrual loans.
•We tested the completeness and accuracy of information used in the valuations by agreeing the total amount of schedules to the trial balance.
•With the assistance of our valuation specialists, we evaluated the reasonableness of the methods and assumptions used by management in the valuation of accrual loans (discount rate, default rate, prepayment rate, cost of servicing, etc.) and performed a recalculation for a sample of loans to ensure validity of the valuation model.
•With the assistance of our valuation specialists, we evaluated the reasonableness of the methods and assumptions used by management in the valuation of non-accrual loans (prepayment rate, probability of default, time to liquidate and discount rate).
•With the assistance of our valuation specialists, we developed independent estimates to evaluate the reasonableness of the fair market value of collateral used by management in the valuation of non-accrual loans for a sample of loans. Additionally, we recalculated the present value of expected cashflows and compared it with the value of loans determined by management.

Valuation of Servicing assets
As described in Notes 2, 5 and 6 to the consolidated financial statements, servicing assets are measured at fair value. The Company’s servicing assets are measured at fair value using unobservable inputs and assumptions, and as such the Company’s servicing assets as of December 31, 2022 and 2021 are classified as Level 3 within the fair value hierarchy as described in Note 6. Determining the fair value of the Level 3 servicing assets requires management to make significant judgments about the valuation methodologies and inputs and assumptions used in the fair value calculation, including, but not limited to, discount rate, servicing costs, default rate, prepayment rate, and the impact of economic conditions. As of December 31, 2022 and 2021, total Level 3 servicing assets had a fair value of $30.27 million and $28.01 million respectively.

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
•With the assistance of externally engaged valuation specialist, developed an independent estimate of fair value for servicing assets as of December 31, 2022 and 2021.
•We reviewed the significant assumptions (e.g. discount rate, prepayment rate, default rate and servicing cost) used by externally engaged valuation specialist for reasonableness.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

Hartford, Connecticut
March 15, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NewtekOne, Inc., formerly known as Newtek Business Services Corp.

Opinion on the Internal Control Over Financial Reporting
We have audited NewtekOne, Inc., formerly known as Newtek Business Services Corp.'s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, and our report dated March 15, 2023 expressed an unqualified opinion.

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

/s/ RSM US LLP

Hartford, Connecticut
March 15, 2023

NEWTEKONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (In Thousands, except for Per Share Data)
	December 31, 2022	December 31, 2021
ASSETS
Investments, at fair value
SBA unguaranteed non-affiliate investments (cost of $532,793 and $431,970, respectively; includes $423,686 and $344,266, respectively, related to securitization trusts)	$505,268	$424,417
SBA guaranteed non-affiliate investments (cost of $18,460 and $65,728, respectively)	19,171	72,970
Controlled investments (cost of $154,809 and $157,289, respectively)	282,239	260,398
Non-control investments (cost of $1,360 and $1,000, respectively)	1,360	1,000
Total investments, at fair value	808,038	758,785
Cash	53,692	2,397
Restricted cash	71,914	184,463
Broker receivable	—	44,537
Due from related parties	1,338	4,395
Servicing assets, at fair value	30,268	28,008
Right of use assets	6,484	7,310
Other assets	27,168	26,666
Total assets	$998,902	$1,056,561

LIABILITIES AND NET ASSETS
Liabilities:
Bank notes payable	$55,885	$50,000
2024 Notes, net (par: $38,250 and $38,250 as of December 31, 2022 and December 31, 2021, Note 8)	37,903	37,679
2025 6.85% Notes, net (par: $0 and $15,000 as of December 31, 2022 and December 31, 2021, Note 8)	—	14,545
2025 5.00% Notes, net (par:$30,000 and $0 as of December 31, 2022 and December 31, 2021, Note 8)	29,306	—
2026 Notes, net (par: $115,000 and $115,000 as of December 31, 2022 and December 31, 2021, Note 8)	112,846	112,128
Notes payable - Securitization trusts, net (par: $283,143 and $249,750 as of December 31, 2022 and December 31, 2021, Note 8)	279,136	246,250
Notes payable - related parties	24,250	11,450
Due to related parties	1,211	1,490
Lease liabilities	7,973	9,056
Deferred tax liabilities	19,194	12,733
Due to participants	35,627	146,225
Derivative instruments	—	183
Accounts payable, accrued expenses and other liabilities	20,213	10,935
Total liabilities	623,544	652,674

Commitments and contingencies (Note 10)
Net assets:
Preferred stock (par value $0.02 per share; authorized 1,000 shares, no shares issued and outstanding)	—	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 24,609 and 24,159 issued and outstanding, respectively)	492	483
Additional paid-in capital	354,243	367,663
Accumulated undistributed earnings	20,623	35,741
Total net assets	375,358	403,887

Total liabilities and net assets	$998,902	$1,056,561
Net asset value per common share	$15.25	$16.72

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except for Per Share Data)

	Year ended December 31,
	2022	2021	2020
Investment income
From non-affiliate investments:
Interest income - PPP loans	$—	$49,989	$37,743
Interest income - SBA 7(a) loans	35,696	25,951	24,719
Servicing income	13,698	11,307	11,154
Other income	8,600	5,696	2,693
Total investment income from non-affiliate investments	57,994	92,943	76,309
From non-control investments:
Interest income	—	428	403
Dividend income	83	95	104
Total investment income from non-control investments	83	523	507
From controlled investments:
Interest income	2,921	2,598	1,933
Dividend income	24,574	9,801	13,452
Other income	672	2,629	—
Total investment income from controlled investments	28,167	15,028	15,385
Total investment income	86,244	108,494	92,201
Expenses:
Salaries and benefits	20,186	17,866	14,211
Interest	26,325	20,515	17,877
Depreciation and amortization	239	304	402
Professional fees	7,134	5,610	3,718
Origination and loan processing	11,606	10,234	8,431
Origination and loan processing - related party	19,140	19,272	9,855
Change in fair value of contingent consideration liabilities	—	—	54
Loss on extinguishment of debt	417	1,552	—
Other general and administrative costs	7,673	7,454	5,668
Total expenses	92,720	82,807	60,216
Net investment (loss) income	(6,476)	25,687	31,985
Net realized and unrealized gains (losses):
Net realized gain on non-affiliate investments - SBA 7(a) loans	56,901	53,113	11,368
Net realized loss on controlled investments	—	(1,266)	—
Net realized gain on derivative transactions	445	590	—
Net unrealized (depreciation) appreciation on SBA guaranteed non-affiliate investments	(6,532)	6,380	(795)
Net unrealized (depreciation) appreciation on SBA unguaranteed non-affiliate investments	(19,972)	5,097	(176)
Net unrealized appreciation (depreciation) on controlled investments	24,321	2,829	(8,237)
Change in deferred taxes	(6,464)	(1,327)	999
Net unrealized depreciation on servicing assets	(10,095)	(6,778)	(1,525)
Net unrealized appreciation (depreciation) on derivative transactions	183	(183)	—
Net realized and unrealized gains	$38,787	$58,455	$1,634
Net increase in net assets resulting from operations	$32,311	$84,142	$33,619
Net increase in net assets resulting from operations per share	$1.34	$3.69	$1.59
Net investment (loss) income per share	$(0.27)	$1.13	$1.51

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Dividends and distributions declared per common share	$2.75	$3.15	$2.05
Weighted average number of shares outstanding	24,198	22,795	21,146

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Increase in net assets:
Net investment gain (loss)	$(6,476)	$25,687	$31,985
Net realized gain on investments	57,346	52,437	11,368
Net unrealized (depreciation) appreciation on investments	(18,559)	6,018	(9,734)
Net increase in net assets resulting from operations	32,311	84,142	33,619
Dividends to common stockholders	(66,158)	(72,067)	(43,393)
Capital share transactions:
Issuance of common stock under dividend reinvestment plan	1,614	1,923	810
Stock-based compensation expense	2,511	2,103	567
Purchase of vested stock for employee payroll tax withholding	(826)	(1,575)	(48)
Issuance of common stock, net of offering costs	2,019	50,008	25,572
Net increase in net assets from capital share transactions	5,318	52,459	26,901
Total (decrease) increase in net assets	(28,529)	64,534	17,127
Net assets at beginning of year	403,887	339,353	322,226
Net assets at end of year	$375,358	$403,887	$339,353
Common shares outstanding at end of year	24,609	24,159	21,970
Capital share activity:
Shares issued under dividend reinvestment plan	95	72	51
Shares issued in connection with sales of common stock	107	1,940	1,382
Purchase of vested stock for employee payroll tax withholding	(30)	(57)	(3)
Restricted shares issued under Equity Incentive Plan, net of forfeitures	286	234	10
Net increase in capital share activity	458	2,189	1,440

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net increase in net assets resulting from operations	$32,311	$84,142	$33,619
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net unrealized (appreciation) depreciation on controlled investments	(24,321)	(2,829)	8,237
Net unrealized depreciation (appreciation) on non-affiliate investments	26,504	(11,477)	971
Net unrealized depreciation on servicing assets	10,095	6,778	1,525
Net unrealized (appreciation) depreciation on derivative transactions	(183)	183	—
Net realized (gains) losses on controlled investments	—	1,266	—
Net realized gains on non-affiliate investments - SBA 7(a) loans	(44,547)	(44,389)	(8,193)
Allowance for doubtful accounts	—	397	—
Change in fair value of contingent consideration liabilities	—	—	54
Loss on extinguishment of debt	417	1,552	—
Amortization of deferred financing costs	2,494	2,654	1,893
Change in deferred income taxes	6,464	1,327	(999)
Depreciation and amortization	239	304	402
Purchase of guaranteed SBA loans	(2,404)	(9,096)	(6,804)
Purchase of loans from affiliate	—	—	(15,296)
Sale of loans to affiliate	—	5,394	—
Funding of guaranteed non-affiliate SBA loans	(583,267)	(1,196,425)	(1,340,939)
Funding of unguaranteed non-affiliate SBA loans	(192,310)	(93,147)	(48,824)
Funding of controlled investments	(53,198)	(55,270)	(51,437)
Funding of non-control/affiliate investment	(360)	—	—
Proceeds from sale of non-affiliate SBA loans	691,219	1,203,475	1,356,710
Principal received on SBA non-affiliate investments	74,287	77,070	61,976
Principal received from controlled investments	6,970	750	625
Principal received from non-control investments	—	54	9,849
Return of investment from controlled investments	48,709	34,856	19,221
Other, net	3,258	2,851	1,342
Changes in operating assets and liabilities:
Broker receivable	44,537	8,193	(1,557)
Due to/from related parties	2,778	677	(1,138)
Other assets	1,816	800	(6,884)
Due to participants	(110,598)	128,340
Accounts payable, accrued expenses and other liabilities	9,021	1,194	6,587
Capitalized servicing asset	(12,355)	(8,725)	(3,175)
Other, net	6	24	(2)
Net cash (used in) provided by operating activities	(62,418)	140,923	17,763
Cash flows from investing activities:
Purchase of fixed assets	(11)	—	(10)
Cash flows from financing activities:
Net borrowings (repayments) on bank notes payable	5,885	(36,339)	56,339
Proceeds from common shares sold, net of offering costs	2,019	50,007	25,571
Net proceeds (repayments) under related party line of credit	12,800	(12,640)	11,927

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended December 31,
	2022	2021	2020
Proceeds from 2024 Notes	—	15,000	—
Proceeds from 2025 6.85% Notes	—	10,000	5,000
Proceeds from 2025 5.00% Notes	30,000	—	—
Proceeds from 2026 Notes	—	115,000	—
Redemption of 2023 Notes	—	(57,500)	—
Redemption of 2025 6.85% Notes	(15,000)	—	—
Payments on Notes Payable - Securitization Trusts	(82,817)	(75,432)	(54,885)
Issuance of Notes Payable - Securitization Trusts	116,210	103,430	—
Dividends paid, net of dividend reinvestment plan	(64,544)	(70,144)	(42,583)
Additions to deferred financing costs	(2,552)	(5,295)	(856)
Purchase of vested stock for employee payroll tax withholding	(826)	(1,575)	(48)
Net cash provided by (used in) financing activities	1,175	(5,488)	465
Net (decrease) increase in cash and restricted cash	(61,254)	135,435	18,218
Cash and restricted cash—beginning of year (Note 2)	186,860	51,425	33,207
Cash and restricted cash—end of year (Note 2)	$125,606	$186,860	$51,425

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$3,466	$2,171	$1,588
Issuance of common shares under dividend reinvestment plan	$1,614	$1,923	$810

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Chad Dorsey Design	(#)	1316 Slocum St, Dallas, TX 75207	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	12/16/2047	$892.5	$892.5	$964.2	0.26%
David Wayne Inc and EZ Holding Co	(#)	2441 S 25 W, Franklin, IN 46131	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	3%	12/16/2047	975.0	975.0	1,047.1	0.28%
Hazleton Oil & Environmental, Inc.	(#)	300 Tamaqua St., Hazleton, PA 18201	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	3%	12/16/2032	60.0	60.0	63.7	0.02%
F & B Rubberized, Inc.	(#)	37 Washburn St., New Bedford, MA 02740	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	3%	12/16/2047	87.5	87.5	98.8	0.03%
The Aerial Loft LLC	(#)	267 Horton Hwy., Mineola, NY 11501	Educational Services	Term Loan	Prime plus	6.5%	12/15/2032	12.5	12.5	12.7	—%
JBM Hospitality Group LLC dba Rise N Roll Bakery and DeliRise N Roll	(#)	9263 E US Hwy. 36, Avon, IN 46123	Food Manufacturing	Term Loan	Prime plus	3%	12/15/2032	70.9	70.9	74.3	0.02%
Stainless Depot & Associates	(#)	214 NW 9th Ter., Homestead, FL 33030	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	3%	12/15/2047	207.5	207.5	224.8	0.06%
Burchardt Enterprises of Texas, LLC dba True Value Hardware	(#)	5900-12 Bosque Blvd., Waco, TX 76710	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	3%	12/15/2032	112.5	112.5	100.6	0.03%
Sunshine Bright Academy, LLC	(#)	740 Greenville Blvd SE, Greenville, NC 27858	Social Assistance	Term Loan	Prime plus	3%	12/14/2047	279.8	279.8	315.0	0.08%
Comungas Creation LLC	(#)	1628 Vermont Rte 125, Hancock, VT 05748	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	12/14/2032	25.0	25.0	25.5	0.01%
E5 Pharma, LLC	(#)	225 NE Mizner Blvd, Boca Raton, FL 33432	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	3%	12/14/2032	1,250.0	1,250.0	1,327.5	0.35%
Sho-Air International, Inc.	(#)	4325 Etiwanda Ave, Jurupa Valley, CA 91752	Support Activities for Transportation	Term Loan	Prime plus	3%	12/14/2032	1,000.0	1,000.0	894.5	0.24%
One Shield Security Services LLC	(#)	3145 Tiger Run Ct, Carlsbad, CA 92010	Administrative and Support Services	Term Loan	Prime plus	3%	12/14/2032	200.0	200.0	178.9	0.05%
Helix Biotech, Inc.	(#)	1460 Breda Dr, Knoxville, TN 37918	Chemical Manufacturing	Term Loan	Prime plus	3%	12/14/2047	300.0	300.0	319.2	0.09%
AARR Corp dba WOLFE INDIA BAZAR	(#)	854 Old San Francisco Rd., Sunnyvale, CA 94086	Food and Beverage Stores	Term Loan	Prime plus	3%	12/14/2032	87.5	87.5	78.3	0.02%
Vibey.com LLC, Trinity Print & Media Inc and Turtle Media Group LLC	(#)	1001 W Cleveland St, Tampa, FL 33606	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	3%	12/14/2032	750.0	750.0	688.7	0.18%
MLM Worldwide LTD	(#)	15067 Encanto Dr., Sherman Oaks, CA 91403	Real Estate	Term Loan	Prime plus	6.5%	12/14/2032	25.0	25.0	25.5	0.01%
Traiden, Inc. dba Ace Handy Services East	(#)	755 Longleaf Blvd., Lawrenceville, GA 30046	Repair and Maintenance	Term Loan	Prime plus	3%	12/13/2032	22.5	22.5	20.1	0.01%
Anthony S, Costanzo dba Dent Co	(#)	753 County Rd. 565, Augusta, NJ 07822	Repair and Maintenance	Term Loan	Prime plus	3%	12/13/2032	15.0	15.0	13.5	—%
Longhorn Solar Corporation	(#)	1421 West Wells Branch Pkwy., Ste. 110, Pflugerville, TX 78660	Specialty Trade Contractors	Term Loan	Prime plus	3%	12/13/2032	66.3	66.3	62.1	0.02%
US Dedicated LLC	(#)	13410 SE 26th Cir., Vancouver, WA 98683	Data Processing, Hosting, and Related Services	Term Loan	Prime plus	3%	12/13/2032	17.3	17.3	16.5	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sherwood Works LLC dba Puroclean of Romeoville	(#)	1280 Meyer Ct., Naperville, IL 60564	Construction of Buildings	Term Loan	Prime plus	3%	12/13/2032	59.3	59.3	54.2	0.01%
Clore Equipment, LLC	(#)	21220 FM 1420, Harlingen, TX 78550	Heavy and Civil Engineering Construction	Term Loan	Prime plus	3%	12/13/2032	87.5	87.5	78.3	0.02%
JC's Tall Glass Inc dba The Hive Bar & Grill	(#)	2412 Floral Rd, Lake Worth, FL 33426	Food Services and Drinking Places	Term Loan	Prime plus	3%	12/13/2047	275.0	275.0	289.6	0.08%
Informa Solutions, Inc dba Analytics Intell	(#)	20 Timber Ridge Dr., Huntington, NY 11743	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	12/13/2032	87.5	87.5	78.3	0.02%
Straight Up Nuts Inc.	(#)	1518 Nature Ct., Winter Springs, FL 32708	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	3%	12/13/2032	87.5	87.5	78.3	0.02%
Copple Show Horses Inc	(#)	9141 178th Ave SW, Rochester, WA 98579	Animal Production and Aquaculture	Term Loan	Prime plus	3%	12/13/2032	22.5	22.5	20.2	0.01%
Phil-Am Trading, Inc	(#)	324 Hoboken Ave., Jersey City, NJ 07306	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	3%	12/12/2032	62.5	62.5	57.0	0.02%
Fredrick Lee Press Plumbing, LLC dba Fred’s Plumbing	(#)	9056 FM1641, Terrell, TX 75160	Specialty Trade Contractors	Term Loan	Prime plus	3%	12/12/2032	500.0	500.0	467.6	0.12%
RSD Construction, LLC	(#)	8695 Sand Pebble Ct., Hebron, MD 21830	Specialty Trade Contractors	Term Loan	Prime plus	3%	12/12/2032	22.5	22.5	20.1	0.01%
The Fifty Fifty Group, Inc. dba Lola Products	(#)	241 Main St 5th Floor, Hackensack, NJ 07601	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	12/12/2032	375.0	375.0	332.2	0.09%
Stillwater Grill, LLC	(#)	328 East St, Stafford Springs, CT 06076	Food Services and Drinking Places	Term Loan	Prime plus	3%	12/12/2047	87.5	87.5	96.2	0.03%
ICON Technical Inc dba CON Technical Solutions	(#)	24274 North 170th Ln., Surprise, AZ 85387	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	12/12/2032	15.0	15.0	13.4	—%
RG and E Foods LLC dba Food Trip	(#)	230 E. Betteravia Rd., Unit F, Santa Maria, CA 93454	Food Services and Drinking Places	Term Loan	Prime plus	3%	12/12/2032	13.5	13.5	12.1	—%
Anopitse Ventures, LLC dba Kukuruku Crispy Chicken	(#)	8950 US-64, Lakeland, TN 38002	Food Services and Drinking Places	Term Loan	Prime plus	3%	5/12/2033	3.7	3.7	3.3	—%
Adil Ghumman dba Cold Stone Creamery	(#)	4700 Freeport Blvd, Sacramento, CA 95822	Food Services and Drinking Places	Term Loan	Prime plus	3%	5/12/2033	48.5	48.5	46.1	0.01%
Zen Japanese Bistro LLC	(#)	1703 N Causeway Blvd, Mandeville, LA 70471	Food Services and Drinking Places	Term Loan	Prime plus	3%	12/9/2032	170.0	170.0	153.5	0.04%
CALORIQUE, LLC and Augusta Glen Partners LLC	(#)	2380 Cranberry Hwy., West Wareham, MA 02576	Machinery Manufacturing	Term Loan	Prime plus	3%	12/9/2032	202.9	202.9	183.3	0.05%
Electric bricks Inc dba Bricks and Minifigs Avondale	(#)	1721 North Dysart Rd., Avondale, AZ 85392	Miscellaneous Store Retailers	Term Loan	Prime plus	3%	12/9/2032	59.0	59.0	52.7	0.01%
It Takes a Village Child Care LLC	(#)	617A Buck St,, Pembroke, NH 03275	Social Assistance	Term Loan	Prime plus	3%	12/9/2032	59.6	59.6	53.3	0.01%
The Abacus Oasis, LLC dba Abacus Oasis TAO Bookkeeping	(#)	4510 South East Howe St., Milwaukie, OR 97222	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	12/9/2032	18.0	18.0	16.1	—%
Max Rosin & Associates, Inc.	(#)	39 West 14th St., Ste. 304, New York, NY 10011	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	12/9/2032	62.5	62.5	55.9	0.01%
Energy Shield USA, LLC	(#)	4209 Clay Ave, Haltom City, TX 76117	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	3%	12/9/2032	72.8	72.8	65.1	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

WBG Engineering, Inc. dba Genxc Engineering	(#)	12855 SW 132nd St., Miami, FL 33186	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	12/9/2032	425.0	425.0	388.8	0.10%
Cortez Landscaping and General Contractor LLC	(#)	215 Ct.land Ave., Stamford, CT 06906	Administrative and Support Services	Term Loan	Prime plus	3%	12/9/2032	12.0	12.0	10.8	—%
iConique Visualz Limited Company dba Kioko	(#)	1872-A Canon Blvd, Newport News, VA 23606	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus	3%	12/9/2032	11.3	11.3	10.5	—%
Florida PPE Services, LLC	(#)	970 Sunshine :Ln., Units J/K, Altamonte Springs, FL 32714	Administrative and Support Services	Term Loan	Prime plus	3%	12/9/2032	19.2	19.2	18.6	—%
Palazzo Iron Doors Inc.	(#)	1551 S. Greenwood Ave., Montebello, CA 90640	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	3%	12/9/2032	56.9	56.9	51.3	0.01%
Asago, LLC	(#)	2113 Pecos St, Mission, TX 78572	Heavy and Civil Engineering Construction	Term Loan	Prime plus	3%	12/9/2032	350.0	350.0	342.4	0.09%
JLS Electric Company LLC	(#)	956 English Hollow Dr, Bandera, TX 78003	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	12/8/2032	15.0	15.0	15.3	—%
Valley Brook Equestrian Center, LLC	(#)	1132 El Centro Ave, Napa, CA 94558	Support Activities for Agriculture and Forestry	Term Loan	Prime plus	3%	12/8/2032	22.5	22.5	23.9	0.01%
Hospitality Heating & Air Conditioning, Inc.	(#)	956 E Black St, Rock Hill, SC 29730	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/8/2032	537.5	537.5	498.1	0.13%
SweatWorks LLC	(#)	901 N Glebe Rd 5th Floor, Arlington, VA 22203	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	12/8/2032	425.0	425.0	392.0	0.10%
Escape Brewing Company, LLC	(#)	9945 Trinity Blvd, Trinity, FL 34655	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	12/8/2032	125.0	125.0	123.0	0.03%
Littlefield's Paint & Body Inc. and Delmont R. Littlefield	(#)	1630 Parade Cir, Deland, FL 32724	Repair and Maintenance	Term Loan	Prime plus	3%	12/8/2032	143.8	143.8	151.6	0.04%
Kreative Kutz LLC dba KREATIVE KUTZ BARBER SHOP	(#)	865 Cassat Ave., Jacksonville, FL 32205	Personal and Laundry Services	Term Loan	Prime plus	3%	12/8/2032	16.5	16.5	15.9	—%
HRI AC and Gas Services, LLC	(#)	1891 Elsa St., Naples, FL 34109	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/8/2032	213.8	213.8	192.4	0.05%
Avery11 Construction LLC dba Amos Construction	(#)	106006 Wiser Pkwy., Kennewick, WA 99338	Specialty Trade Contractors	Term Loan	Prime plus	3%	12/7/2032	750.0	750.0	677.2	0.18%
C.S. Legacy Construction	(#)	675 S Brea Canyon Rd, Walnut, CA 91789	Specialty Trade Contractors	Term Loan	Prime plus	3%	12/7/2032	250.0	250.0	223.6	0.06%
Peppermint Plantation, Inc.	(#)	1300 North Big Spring St., Midland, TX 79701	Social Assistance	Term Loan	Prime plus	2.75%	12/7/2032	192.5	192.5	202.8	0.05%
Alpha Global Partners LLC	(#)	4999 Kahala Ave., Unit #472, Honolulu, HI 96816	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	12/6/2032	87.5	87.5	78.3	0.02%
Valley Veterinary Service, Inc. and Kayla McCrone	(#)	7374 20 1-2 Ave, Lemoore, CA 93245	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	12/6/2047	287.5	287.5	315.8	0.08%
Total Cyber Solutions, LLC dba Total Cyber Academy	(#)	4021 University Dr, Fairfax, VA 22030	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	12/5/2032	22.5	22.5	20.1	0.01%
LHC, LLC dba Tendril Herbal Apothecary and Healing Center, LLC	(#)	530 Main St., Sandpoint, ID 83864	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/5/2032	87.5	87.5	92.2	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Grand Blanc Lanes, Inc	(#)	5301 S. Saginaw Rd., Flint, MI 48507	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	3%	12/5/2032	150.0	150.0	159.3	0.04%
JHB ENGINEERING PLLC	(#)	400 Rella Blvd., Ste. 165, Montebello, NY 10901	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/5/2032	87.5	87.5	81.7	0.02%
Diamond Cut Auto & Detail, LLC	(#)	3405-3421 Fowler St, Fort Myers, FL 33901	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	3%	12/2/2047	503.1	503.1	542.9	0.14%
JRG SERVICES IL LLC	(#)	4325 Schofield Dr., Oswego, IL 60543	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/2/2032	168.5	168.5	149.3	0.04%
Pacific Force Consulting Group LLC	(#)	6142 Rising Cir., North Las Vegas, NV 89031	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	12/2/2032	22.5	22.5	20.1	0.01%
RP DEFENSE LAW, APC	(#)	16861 Ventura Blvd., Ste. 305, Encino, CA 91436	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	12/1/2032	25.0	25.0	25.5	0.01%
Looma Space Inc.	(#)	2065 Palos Verdes Dr. North, Lomita, CA 90717	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	3%	12/1/2032	112.5	112.5	104.2	0.03%
Integris Roofing, Inc.	(#)	1174 Yellowstone Dr., Lake Arrowhead, CA 92352	Specialty Trade Contractors	Term Loan	Prime plus	3%	12/1/2032	87.5	87.5	85.3	0.02%
Kaitlyn J Gasiamis dba Kaitlyn Jeanne Salon	(#)	439 N West Rd., Lombard, IL 60148	Personal and Laundry Services	Term Loan	Prime plus	6.5%	12/1/2032	25.0	25.0	25.5	0.01%
Tema Homecare Services, LLC	(#)	1404 Beatties Ford Rd., Charlotte, NC 28216	Ambulatory Health Care Services	Term Loan	Prime plus	3%	11/30/2032	502.5	502.5	468.1	0.12%
Mile High Sprinkler and Landscaping, Ltd	(#)	2555 South Sante F Dr., Denver, CO 80222	Administrative and Support Services	Term Loan	Prime plus	3%	11/30/2032	187.5	187.5	171.0	0.05%
Volant Custom Builders LLC	(#)	450 Gerber Rd, Volant, PA 16156	Specialty Trade Contractors	Term Loan	Prime plus	3%	11/30/2032	137.5	137.5	123.3	0.03%
Alkemy Ice Cream, LLC	(#)	260 Main St., Huntington, NY 11743	Food Services and Drinking Places	Term Loan	Prime plus	3%	3/30/2033	52.4	52.4	48.6	0.01%
Aqui Bar and Backyard, LLC	(#)	511 NE 3rd Ave, Fort Lauderdale, FL 33301	Food Services and Drinking Places	Term Loan	Prime plus	3%	11/30/2032	150.0	150.0	159.3	0.04%
Jeff's Roofing Inc. dba Allphase Storage	(#)	1868 NE 39th Ct, Pompano Beach, FL 33064	Specialty Trade Contractors	Term Loan	Prime plus	3%	11/30/2032	22.5	22.5	23.9	0.01%
Mike Judy Presents LLC	(#)	84 S Ridgewynd Ct, Lake Saint Louis, MO 63367	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	6.5%	11/30/2032	25.0	25.0	25.5	0.01%
THOMPSON FAMILY FIRM, P.A.	(#)	1217 E Robinson St, Orlando, FL 32801	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	11/30/2032	25.0	25.0	25.5	0.01%
Front Office Solutions LLC,1209 Adams LLC and Jeremy Kilpatrick	(#)	1209 Adams Ave, La Grande, OR 97850	Administrative and Support Services	Term Loan	Prime plus	3%	11/30/2032	87.5	87.5	92.7	0.02%
American Access Industries & Services Inc	(#)	4120 Dr. Greaves Rd, Grandview, MO 64030	Machinery Manufacturing	Term Loan	Prime plus	3%	11/30/2032	167.0	167.0	149.4	0.04%
SPIG INDUSTRY, LLC	(#)	14675 Industrial Park Rd., Bristol, VA 24202	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	11/30/2047	625.0	625.0	690.0	0.18%
Whole Sol Group Holdings LLC dba Whole Sol Blend Bar	(#)	1420 Pearl St., Boulder, CO 80302	Food Services and Drinking Places	Term Loan	Prime plus	3%	11/30/2032	137.5	137.5	129.3	0.03%
OFR, Inc	(#)	1607 Simpson St., Kingsburg, CA 93631	Support Activities for Agriculture and Forestry	Term Loan	Prime plus	2.75%	11/30/2032	425.0	425.0	393.7	0.10%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

JOH, Inc dba Morris Wholesale Nursery	(#)	1909 Patterson Rd., Riverbank, CA 95367	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	3%	11/30/2032	121.3	121.3	109.7	0.03%
Stroud's Building Supply, LLC	(#)	403 E Fleming Dr, Morganton, NC 28655	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	3%	11/30/2047	109.0	109.0	117.6	0.03%
JJ&B INVESTMENTS LLC and HAPPY LAKE LIFE LLC	(#)	5028 Lake Rd East, Geneva on the Lake, OH 44041	Accommodation	Term Loan	Prime plus	2.75%	11/30/2047	482.5	482.5	512.6	0.14%
Bassett's Cricket Ranch, Inc and Bassett Ranches	(#)	365 S Mariposa Ave, Visalia, CA 93292	Food Manufacturing	Term Loan	Prime plus	3%	11/29/2047	356.3	356.3	394.2	0.11%
Veear Projects Inc and Predictive Business Intelligence Inc	(#)	4695 Chabot Dr., Pleasanton, CA 94588	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	11/29/2032	525.0	525.0	469.6	0.13%
Dr. Ginger's Health Care Products LLC	(#)	1815 W Crest Ln, Phoenix, AZ 85027	Chemical Manufacturing	Term Loan	Prime plus	3%	11/29/2032	87.5	87.5	78.3	0.02%
PA Epoxy Inc;Epoxy Depot Everglades Inc;Epoxy Depot Ohio, Inc.	(#)	654 W Main St., Palmyra, PA 17078	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	11/29/2032	450.0	450.0	425.1	0.11%
AERGO APPRAISAL, INC	(#)	29718 226th Ave SE, Black Diamond, WA 98010	Real Estate	Term Loan	Prime plus	3%	11/29/2032	53.0	53.0	47.4	0.01%
Real House Inc and BFM Main St LLC	(#)	95 Grove St, Montclair, NJ 07042	Social Assistance	Term Loan	Prime plus	2.75%	11/29/2047	176.3	176.3	197.8	0.05%
A-1 HEART MONITORING, LLC	(#)	361 Atlantic Ave, East Rockaway, NY 11518	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	11/29/2047	204.0	204.0	227.3	0.06%
Arshad Limo LLC	(#)	1870 aka 26 Charles St., Merrick, NY 11566	Transit and Ground Passenger Transportation	Term Loan	Prime plus	3%	11/29/2032	22.5	22.5	20.1	0.01%
Above Construction Group	(#)	2801 Coliseum St, Los Angeles, CA 90018	Construction of Buildings	Term Loan	Prime plus	3%	11/29/2032	15.0	15.0	13.4	—%
Prodigy Scientific	(#)	7098 Miratech D, San Diego, CA 92121	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/28/2032	225.0	225.0	199.3	0.05%
C&A Empire LLC	(#)	13825 W Alderny Ct, Wichita, KS 67235	Repair and Maintenance	Term Loan	Prime plus	2.75%	11/28/2047	119.6	119.6	128.0	0.03%
Twim Corp dba I Fix Detroit	(#)	16401 E Warren Ave, Detroit, MI 48224	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	3%	11/28/2032	75.0	75.0	67.1	0.02%
Fact Finder Forensics Inc.	(#)	1299 N 7th St, Philadelphia, PA 19122	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	11/28/2032	22.5	22.5	20.1	0.01%
Duo Studios, Inc dba The Credit People	(#)	1 E Erie St ste 525 303, Chicago, IL 60611	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	11/25/2032	87.5	87.5	78.3	0.02%
NGAA, inc dba Royal Pizza	(#)	1001 Boston Providence Hwy, Norwood, MA 02062	Food Services and Drinking Places	Term Loan	Prime plus	3%	11/23/2032	22.5	22.5	20.1	0.01%
VITA10 IV THERAPY, LIMITED LIABILITY COMPANY	(#)	3321 Colorado Blvd, Denton, TX 76210	Ambulatory Health Care Services	Term Loan	Prime plus	3%	11/23/2032	22.5	22.5	20.1	0.01%
CASWELL BAY,INC and Jesse Walters dba Hillendale Home Care	(#)	2950 Buskirk Ave, Walnut Creek, CA 94597	Ambulatory Health Care Services	Term Loan	Prime plus	3%	11/23/2032	482.5	482.5	431.6	0.11%
SLATE- A RUSTIC TAVERN LLC	(#)	2401 NY-10, Caroga Lake, NY 12032	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/23/2047	50.0	50.0	53.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

ONE FAT FROG, INCORPORATED	(#)	2416 Sand Lake Rd, Orlando, FL 32809	Transportation Equipment Manufacturing	Term Loan	Prime plus	3%	11/23/2032	502.5	502.5	449.5	0.12%
Rojas Tree Service LLC	(#)	5180 Oaktree Trail, Stonecrest, GA 30038	Administrative and Support Services	Term Loan	Prime plus	3%	11/23/2032	151.3	151.3	137.3	0.04%
Grisly Manor LLC dba Dynamic Augmented Solutions	(#)	11107 Trenton Ct, Rancho Cucamonga, CA 91701	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	11/23/2032	52.5	52.5	47.5	0.01%
Marschand Motor Cars, Limited Co	(#)	300 Jonesboro Rd., McDonough, GA 30253	Transportation Equipment Manufacturing	Term Loan	Prime plus	3%	11/23/2032	49.8	49.8	45.3	0.01%
BROWN AUTOMOTIVE LLC dba Saville's Service Center	(#)	37251 E Richards Ln., Purcellville, VA 20132	Repair and Maintenance	Term Loan	Prime plus	3%	11/22/2032	119.9	119.9	108.2	0.03%
American Off-Road Customs LLC	(#)	5115 Dean Martin Dr, Las Vegas, NV 89118	Repair and Maintenance	Term Loan	Prime plus	2.75%	11/22/2032	22.5	22.5	20.0	0.01%
MHETRA LLC	(#)	848 Brickell Ave., Penthouse 5, Miami, FL 33131	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	11/22/2032	22.5	22.5	20.1	0.01%
TDI Partners LLC	(#)	401 E Las Olas Blvd, Fort Lauderdale, FL 33301	Food Manufacturing	Term Loan	Prime plus	2.75%	11/22/2032	550.0	550.0	493.5	0.13%
Valenzuela Service Group LLC dba The Cutting Edge Waco	(#)	2301 Washington Ave, Waco, TX 76701	Personal and Laundry Services	Term Loan	Prime plus	3%	11/22/2032	22.3	22.3	19.9	0.01%
CAPISTRANO GEAR COMPANY, INC dba Aamco Total Care Care	(#)	33990 Doheny Park Rd, Dana Point, CA 92624	Repair and Maintenance	Term Loan	Prime plus	2.75%	11/22/2032	123.8	123.8	109.6	0.03%
John S James	(#)	299 Broadway,Floor 17, New York, NY 10007	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	11/21/2032	22.5	22.5	20.1	0.01%
Performance Consulting LLC and Daryl Pater	(#)	1539a Ashland City Rd, Clarksville, TN 37040	Specialty Trade Contractors	Term Loan	Prime plus	3%	11/21/2047	300.0	300.0	320.2	0.09%
Performance Consulting LLC dba MAINSTREAM HEATING AND COOLING	(#)	1539 Ashland City Rd Ste. A, Clarksville, TN 37040	Specialty Trade Contractors	Term Loan	Prime plus	3%	11/21/2032	325.0	325.0	290.7	0.08%
NRJ Holdings LLC	(#)	525 Memory Ln., Antigo, WI 54409	Accommodation	Term Loan	Prime plus	2.75%	11/21/2047	325.0	325.0	364.7	0.10%
Mi Cocina Inc and Saul Sierra dba Mi Cocina Inc	(#)	1600 West Belleville Ave, Littleton, CO 80120	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/21/2047	106.3	106.3	119.2	0.03%
4 Your Peace of Mind, LLC	(#)	435 Buckland Rd, South Windsor, CT 06074	Ambulatory Health Care Services	Term Loan	Prime plus	3%	11/21/2032	87.5	87.5	92.9	0.02%
Crystalizations Systems Inc.	(#)	Crystalizations Systems Inc., Holbrook, NY 11741	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	3%	11/18/2032	62.5	62.5	66.4	0.02%
East Coast Food Services LLC	(#)	2951 Bayshore Dr., Miami, FL 33133	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/18/2032	212.5	212.5	195.5	0.05%
Bakersfield Glass and Window Incorporated	(#)	1030 Alta Vista Dr., Bakersfield, CA 93305	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	11/18/2047	61.3	61.3	68.7	0.02%
Grudziena, Inc. dba Hotworx Surf City	(#)	112 Charlie Medlin Dr, Surf City, NC 28445	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	3%	4/18/2033	41.8	41.8	44.5	0.01%
Teamania LLC, dba Teamania	(#)	20280 N 59th Ave, Glendale, AZ 85308	Food Services and Drinking Places	Term Loan	Prime plus	3%	11/18/2032	15.0	15.0	15.1	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Gold Lion Music Inc.	(#)	928 S. BROADWAY, Ste. 1002, Los Angeles, CA 90015	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	6.5%	11/18/2032	25.0	25.0	25.5	0.01%
Matthew Paul DBA Cabinets Plus Refacing	(#)	16651 Shadyridge Dr, Tyler, TX 75703	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	11/18/2032	25.0	25.0	25.5	0.01%
Legend Cookware LLC and Willo Island NY LLC	(#)	46 Main St. #126, Monsey, NY 10952	Nonstore Retailers	Term Loan	Prime plus	3%	11/17/2032	264.3	264.3	236.4	0.06%
Stevens Aviation and Parts LLC dba AERIAL SE	(#)	1617 Freeman Mill Rd, Suffolk, VA 23438	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	5/17/2048	60.0	60.0	67.8	0.02%
Porto Pavino LLC	(#)	1300 Wheaton Ave, Millville, NJ 08332	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	3%	11/17/2032	250.0	250.0	232.0	0.06%
PlumbWise, Inc.	(#)	895 Branch Dr., Alpharetta, GA 30040	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	11/17/2032	374.9	374.9	332.1	0.09%
RDS Investments, Inc.	(#)	19677 Grover St., Omaha, NE 68130	Insurance Carriers and Related Activities	Term Loan	Prime plus	6.5%	11/17/2032	25.0	25.0	25.5	0.01%
Schwartz's Pallet LLC	(#)	52240 County Rd. 35, Bristol, IN 46507	Wood Product Manufacturing	Term Loan	Prime plus	3%	11/17/2032	143.8	143.8	131.0	0.03%
BAKER INC dba Baker's Paint and Body Shop	(#)	903 3rd Ave. W, Palmetto, FL 34221	Repair and Maintenance	Term Loan	Prime plus	3%	11/17/2032	87.5	87.5	92.9	0.02%
Kelly N. Eberle, dba Kelly Nicole Salon	(#)	931 W Liberty Dr., Wheaton, IL 60187	Personal and Laundry Services	Term Loan	Prime plus	6.5%	11/17/2032	25.0	25.0	25.5	0.01%
Blue Strategies Group LLC	(#)	4465 E Paradise Village Pkwy. S, Unit #1131, Phoenix, AZ 85032	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	11/17/2032	15.5	15.5	15.8	—%
Brea Construction LLC	(#)	1420 N Cumberland St., Metairie, LA 70003	Construction of Buildings	Term Loan	Prime plus	6.5%	11/17/2032	12.5	12.5	12.7	—%
Red Thread Brands, LLC	(#)	3922 South East 28th Pl., Portland, OR 97202	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	11/17/2032	22.5	22.5	20.1	0.01%
Rabits & Romano Architecture, Inc. dba Rabits & Romano Architecture	(#)	5205 S Orange Ave, Edgewood, FL 32809	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	11/17/2032	81.3	81.3	86.3	0.02%
Pricetone Entertainment LLC	(#)	3200 N San Fernando Blvd, Burbank, CA 91504	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	6.5%	11/16/2032	15.0	15.0	15.3	—%
MAJIC TOUCH WINDOW TINTING INC.	(#)	6623 West 111th Strret, Worth, IL 60482	Repair and Maintenance	Term Loan	Prime plus	3%	11/16/2032	22.5	22.5	21.5	0.01%
Shea Grace Wellness LLC	(#)	18 Blyman Ct, Trenton, NJ 08690	Personal and Laundry Services	Term Loan	Prime plus	3%	5/16/2033	135.7	135.7	122.2	0.03%
Smash Ink Design, Inc.	(#)	445B S Blackstock Rd, Spartanburg, SC 29301	Printing and Related Support Activities	Term Loan	Prime plus	3%	11/16/2032	87.5	87.5	78.3	0.02%
West 7th Corp dba Piscataway Auto & Truck Repair and Charles Lehmann	(#)	1801 West 7th St, Piscataway, NJ 08854	Repair and Maintenance	Term Loan	Prime plus	3%	11/15/2047	60.0	60.0	67.7	0.02%
Irydescents Inc.	(#)	12953 Carriage Rd, Poway, CA 92064	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	11/15/2032	22.5	22.5	20.1	0.01%
E&A CORBETT ENTERPRISES LLC dba Your Pie - Lee Vista	(#)	4425 Carolwood St., Orlando, FL 32812	Food Services and Drinking Places	Term Loan	Prime plus	3%	11/15/2032	87.5	87.5	78.9	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Post American Fine Art LP	(#)	1810 E Sahara Ave, Ste. 455, Las Vegas, NV 89104	Miscellaneous Store Retailers	Term Loan	Prime plus	6.5%	11/14/2032	21.5	21.5	21.9	0.01%
Elle Medical Aesthetics and Welness, LLC	(#)	500 Commonwealth Ave, Boston, MA 02215	Personal and Laundry Services	Term Loan	Prime plus	2.75%	11/14/2047	1,225.0	1,225.0	1,290.8	0.34%
Auburn Downtown Limo L.L.C.	(#)	430 W Glenn Ave, Auburn, AL 36832	Transit and Ground Passenger Transportation	Term Loan	Prime plus	3%	11/11/2032	21.0	21.0	22.3	0.01%
Vosges Holdings, LLC	(#)	2950 N Oakley, Chicago, IL 60618	Food Manufacturing	Term Loan	Prime plus	2.75%	11/10/2032	600.0	600.0	531.6	0.14%
Armstrong Law, PLLC	(#)	624 Elk St, Gassaway, WV 26624	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	11/10/2047	22.5	22.5	24.1	0.01%
Mosley and Associates Consulting, LLC	(#)	491 Glendalough Pl SW, Atlanta, GA 30310	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	11/10/2032	25.0	25.0	25.5	0.01%
K Broussard Industries LLC	(#)	3188 Carbide Dr, Sulphur, LA 70665	Repair and Maintenance	Term Loan	Prime plus	3%	11/9/2032	20.3	20.3	19.1	0.01%
Evolve Foot and Woundcare P.L.L.C	(#)	27 Hospital Ave., Danbury, CT 06810	Ambulatory Health Care Services	Term Loan	Prime plus	3%	11/9/2047	48.2	48.2	51.0	0.01%
Integrity Home Care Corporation	(#)	8954 Reseda Blvd, Ste. 201, Northridge, CA 91324	Ambulatory Health Care Services	Term Loan	Prime plus	3%	11/8/2032	22.5	22.5	20.1	0.01%
Harness Power, Inc.	(#)	439 E Harrison St, Corona, CA 92879	Specialty Trade Contractors	Term Loan	Prime plus	3%	11/8/2032	1,000.0	1,000.0	896.5	0.24%
A. Diamond Production, Inc. dba The Fulton Shop	(#)	2150 Cesar Chavez St, San Francisco, CA 94124	Furniture and Home Furnishings Stores	Term Loan	Prime plus	3%	11/8/2032	87.5	87.5	78.3	0.02%
GJS APPRAISAL SERVICES LLC	(#)	200 Hoover Ave, Las Vegas, NV 89101	Real Estate	Term Loan	Prime plus	6.5%	11/4/2032	25.0	25.0	25.5	0.01%
Educational Equity Services, LLC	(#)	9382 Pep Rally Ln, Waldorf, MD 20603	Educational Services	Term Loan	Prime plus	3%	11/4/2032	50.0	50.0	44.7	0.01%
GARRELTS GLASS LLC	(#)	18018 SW Hopkins Switch Rd., Douglass, KS 67039	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	6.5%	11/4/2032	25.0	25.0	25.5	0.01%
CAN'T RANCH, LLC	(#)	2302 Henderson Way, Plant City, FL 33563	Animal Production and Aquaculture	Term Loan	Prime plus	6.5%	11/4/2032	25.0	25.0	25.5	0.01%
Ray’s Big Top Tents, Inc	(#)	1320 Belmar Dr, Louisville, KY 40213	Rental and Leasing Services	Term Loan	Prime plus	6.5%	11/4/2032	25.0	25.0	25.5	0.01%
L & L Operations; Jennifer E. Symons and John M. Symons	(#)	656 Lakeside Dr, Rock Hill, SC 29730	Specialty Trade Contractors	Term Loan	Prime plus	3%	11/4/2032	16.2	16.2	14.5	—%
East Rock Construction, LLC	(#)	4333 Still Ct, Slatington, PA 18080	Construction of Buildings	Term Loan	Prime plus	3%	11/4/2032	50.0	50.0	45.7	0.01%
Peggs Designs LLC	(#)	812 NE 16th St, Fort Lauderdale, FL 33304	Construction of Buildings	Term Loan	Prime plus	6.5%	11/3/2032	25.0	25.0	25.5	0.01%
N & A Express Inc	(#)	13209 Sharondale Ct., Riverview, FL 33579	Truck Transportation	Term Loan	Prime plus	3%	11/3/2032	20.4	20.4	18.2	—%
Loving Life LLC	(#)	2 Mechanic St, Pawcatuck, CT 06379	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	3%	11/3/2032	22.5	22.5	20.1	0.01%
International Business Deals, Inc. dba Glass Doctor	(#)	80 Wyche Rd, Stafford, VA 22554	Repair and Maintenance	Term Loan	Prime plus	3%	11/3/2032	22.5	22.5	20.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

DE Luxury Event Planning & Rentals LLC,De Lux Enterprises Inc	(#)	985 Arnet Ave, Union, NJ 07083	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/3/2047	253.8	253.8	263.2	0.07%
Nautigirl Beachwear Inc and Anthony Rate	(#)	216 2nd St N, St. Petersburg, FL 33701	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	3%	11/3/2032	78.8	78.8	70.4	0.02%
A & L Associates LLC dba Floor coverings international of Sugarland	(#)	4240 Bluebonnet Dr., Stafford, TX 77477	Specialty Trade Contractors	Term Loan	Prime plus	3%	11/2/2032	22.5	22.5	20.1	0.01%
US Trusted Towing, Inc	(#)	1000 W. Horsetooth Rd., Fort Collins, CO 80526	Support Activities for Transportation	Term Loan	Prime plus	6.5%	11/2/2032	12.5	12.5	12.7	—%
Prevail Practices, PLLC dba Prevail Physical Therapy	(#)	17012 Aurora Ave North, Shoreline, WA 98133	Ambulatory Health Care Services	Term Loan	Prime plus	3%	11/2/2032	87.5	87.5	79.3	0.02%
Hexaider Technologies LLC	(#)	555 Winderley Pl. Ste. 300, Maitland, FL 32751	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	11/1/2032	125.0	125.0	111.8	0.03%
Solcium Solar LLC	(#)	302 S Oak Ave, Sanford, FL 32771	Specialty Trade Contractors	Term Loan	Prime plus	3%	11/1/2032	212.5	212.5	190.4	0.05%
Eyecare on the Square, LLC and Clear Eyes Aesthetics, LLC	(#)	6833 Wooster Pike, Cincinnati, OH 45227	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	10/31/2032	243.7	243.7	220.3	0.06%
ROOF IT RIGHT, LLC and THE RIGHT INVESTMENT GROUP, LLC	(#)	1452 Hugh Ave Ste. 1, Louisville, KY 40213	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/31/2047	238.5	238.5	250.8	0.07%
B&B Cars, LLC and Bret Parkinson	(#)	4144 S State St, Millcreek, UT 84107	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	10/31/2032	154.9	154.9	137.4	0.04%
Billion Tower Int'l, LLC	(#)	240 W40th St., 5th Floor, New York, NY 10018	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	3%	10/31/2032	87.0	87.0	77.9	0.02%
Goff Heat and Air LLC	(#)	927 W Veterans Memorial Hwy, Blanchard, OK 73010	Specialty Trade Contractors	Term Loan	Prime plus	3%	10/31/2032	147.0	147.0	132.3	0.04%
Global Fashion Works, LLC dba Flying Colors Apparel	(#)	7513 Connelley Dr. Ste. A, Hanover, MD 21076	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	10/31/2032	397.8	397.8	352.7	0.09%
ES&A, INC., A LAW CORPORATION	(#)	1003 Bishop St, Ste. 2750, Honolulu, HI 96813	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	10/31/2032	37.3	37.3	33.4	0.01%
Goshen House & Trading LLC and ATSU AGBETSI	(#)	4310 Pennwood Rd, Brentwood, MD 20722	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	3/31/2048	19.2	19.2	21.6	0.01%
Sitas Sweets LLC	(#)	2600 W 9 Mile Rd., Pensacola, FL 32534	Food Manufacturing	Term Loan	Prime plus	3%	10/31/2032	22.4	22.4	20.0	0.01%
Mankind, L.L.C.	(#)	2741 Patterson rd sw,, Pataskala, OH 43062	Construction of Buildings	Term Loan	Prime plus	2.75%	10/28/2032	22.4	22.4	19.8	0.01%
McQueen Companies LLC dba McQueen Building Company	(#)	1105 Boyce Rd., Pittsburgh, PA 15241	Construction of Buildings	Term Loan	Prime plus	3%	10/28/2047	147.4	147.4	163.3	0.04%
Global One Media, Inc	(#)	6605 Grand Montecito Pkwy, Las Vegas, NV 89149	Broadcasting (except Internet)	Term Loan	Prime plus	2.75%	10/28/2032	200.2	200.2	178.2	0.05%
Global One Media, Inc	(#)	6605 Grand Montecito Pkwy, Las Vegas, NV 89149	Broadcasting (except Internet)	Term Loan	Prime plus	2.75%	10/28/2047	121.4	121.4	129.7	0.03%
Parkway-Kew Corporation	(#)	2095 Execelsior Ave, North Brunswick, NJ 08902	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	10/28/2032	380.4	380.4	400.8	0.11%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Learn2speak.net LLC	(#)	12768 Wood Trail Blvd., TAMPA, FL 33625	Ambulatory Health Care Services	Term Loan	Prime plus	3%	10/28/2032	22.4	22.4	20.0	0.01%
Nevada Winshield Repair, LLC dba Superglass Windshield Repair Nevada	(#)	2300 W Sahara Ave Ste. 800, Las Vegas, NV 89102	Repair and Maintenance	Term Loan	Prime plus	3%	10/28/2032	14.2	14.2	12.7	—%
Kevin Concannon LLC dba E.M. Diagnostics	(#)	4840 E Salida Del Sol Pl, Tucson, AZ 85718	Health and Personal Care Stores	Term Loan	Prime plus	3%	10/28/2032	1,156.5	1,156.5	1,052.5	0.28%
Global One Media, Inc	(#)	6605 Grand Montecito Pkwy, Las Vegas, NV 89149	Broadcasting (except Internet)	Term Loan	Prime plus	2.75%	10/28/2047	57.9	57.9	63.4	0.02%
RightTalents LLC	(#)	639 Passaic Ave, Nutley, NJ 07110	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	10/28/2032	62.2	62.2	55.6	0.01%
Prometheus Retail Solutions	(#)	1211 San Simeon Dr., Roseville, CA 95661	Furniture and Related Product Manufacturing	Term Loan	Prime plus	2.75%	10/28/2032	87.0	87.0	77.2	0.02%
Eleven11, LLC dba Eleven11 Event Studio	(#)	27690 Middlebelt Rd, Farmington Hills, MI 48334	Real Estate	Term Loan	Prime plus	3%	10/28/2032	22.4	22.4	20.0	0.01%
Sanderson & Associates LLC	(#)	198 Cemetery St., Winder, GA 30680	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	10/28/2032	62.2	62.2	66.0	0.02%
Common Interest Investment Group LLC dba Sky Zone of Columbus GA	(#)	3716 Gentian Blvd., Columbus, GA 31907	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	3%	10/28/2032	87.0	87.0	80.0	0.02%
Daze Salon Suites LLC	(#)	1310 E Broadway Rd Ste. 102, Tempe, AZ 85282	Personal and Laundry Services	Term Loan	Prime plus	2.75%	4/28/2033	10.3	10.3	9.2	—%
Five Churches By The Bay, LLC;Five Churches Brewing LLC	(#,^)	215 Main St., Niantic, CT 06357	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/28/2032	119.6	119.6	126.0	0.03%
Parkway-Kew Corporation and Extreme Performance Technology, LLC	(#)	2095 Execelsior Ave, North Brunswick Township, NJ 08902	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	10/28/2047	507.0	507.0	569.0	0.15%
California Recovery Center LLC	(#)	423 Oak St, Roseville, CA 95678	Nursing and Residential Care Facilities	Term Loan	Prime plus	3%	10/27/2032	170.3	170.3	163.5	0.04%
Brooklyn Magazine, LLC	(#)	226 Prospect Park West # 175, Brooklyn, NY 11215	Other Information Services	Term Loan	Prime plus	2.75%	10/27/2032	149.2	149.2	132.2	0.04%
Inpowered, Inc	(#)	584 Castro St, San Francisco, CA 94114	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	10/27/2032	919.8	919.8	822.8	0.22%
J&A Fitness LLC dba ANYTIME FITNESS	(#)	914- 948 Lee St, Jefferson, GA 30549	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/27/2033	114.5	114.5	106.0	0.03%
Mariposa Group LLC dba YogaSix Bellevue	(#)	8131 Sawyer Brown Rd, Nashville, TN 37221	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/27/2033	27.1	27.1	26.2	0.01%
The DRT Agency Inc	(#)	6026 Castlebrook Dr., Castro Valley, CA 94552	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	10/27/2032	161.6	161.6	144.6	0.04%
SLCP Transport, LLC dba AAMCO Transmission	(#)	111 Brentwood Dr. E, College Station, TX 77840	Repair and Maintenance	Term Loan	Prime plus	2.75%	10/27/2047	146.1	146.1	161.6	0.04%
Sharleen D. Spohn dba BS Wholesales	(#)	330 N. Reading Rd., Ephrata, PA 17522	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	3%	10/27/2032	14.9	14.9	13.4	—%
Mixed Up Cakes LLC	(#)	42978 Lost Farm Ter., Leesburg, VA 20175	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	3%	10/27/2032	49.7	49.7	44.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sierra Care LLC	(#)	101 Smith Dr., Ste. 2, Cranberry Township, PA 16066	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	10/26/2047	117.8	117.8	124.0	0.03%
GETTYSBURG CLEANER, LLC	(#)	12 Springs Ave, Gettysburg, PA 17325	Personal and Laundry Services	Term Loan	Prime plus	6.5%	10/26/2032	24.9	24.9	25.4	0.01%
Wine 702 LLC dba The Wine Emporium	(#)	702 Bridgeport Ave, Shelton, CT 06484	Food and Beverage Stores	Term Loan	Prime plus	6.5%	10/26/2032	24.9	24.9	25.4	0.01%
ORMENO ENTERPRISES, LLC dba A and B Muffler Plus	(#)	1924 N Galloway Ave, Mesquite, TX 75149	Repair and Maintenance	Term Loan	Prime plus	3%	10/26/2032	74.6	74.6	79.2	0.02%
The studio pilates Az LLC DBA Sultivate	(#)	468 S Main St, Cottonwood, AZ 86326	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	6.5%	10/26/2032	24.9	24.9	25.4	0.01%
Beard Health Inc dba Prime IV Hydration and Wellness	(#)	9747 E 21st St N, Ste. 139, Wichita, KS 67206	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/26/2033	66.3	66.3	58.8	0.02%
The SPA Sante and Salon, Inc	(#)	153 E Holly St, Pasadena, CA 91101	Personal and Laundry Services	Term Loan	Prime plus	3%	10/26/2032	87.0	87.0	82.2	0.02%
McQueen Companies LLC, F.K.A. Farmhouse Luxe and Co. Limited Liability	(#)	1105 Boyce Rd., Pittsburgh, PA 15241	Construction of Buildings	Term Loan	Prime plus	2.75%	10/25/2032	348.1	348.1	308.4	0.08%
In the Round LLC	(#)	1305 Stratton Ave., Nashville, TN 37206	Rental and Leasing Services	Term Loan	Prime plus	3%	10/25/2032	79.1	79.1	76.5	0.02%
IDOCKET.COM, LLC	(#)	447 Hickory St, Hereford, TX 79045	Publishing Industries (except Internet)	Term Loan	Prime plus	3%	10/25/2032	621.8	621.8	556.2	0.15%
Building Shooters Technology LLC	(#)	700 Church St. Apt 604, Nashville, TN 37203	Educational Services	Term Loan	Prime plus	2.75%	10/25/2032	22.4	22.4	20.3	0.01%
ANDREA R. SLOSS dba Images By Andrea Rae	(#)	3140 Black Oak Dr, Rocklin, CA 95765	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	10/25/2032	14.9	14.9	15.2	—%
The Better Pool Guy & Home Solutions Inc	(#)	4420 South Hwy. 27 Unit 8, Clermont, FL 34711	Administrative and Support Services	Term Loan	Prime plus	3%	10/25/2032	124.4	124.4	132.1	0.04%
New London Ink, LLC	(#)	90 Bank St., New London, CT 06320	Personal and Laundry Services	Term Loan	Prime plus	3%	10/24/2032	22.0	22.0	20.6	0.01%
Elexa Consumer Products, Inc	(#)	126 E Wing St Ste. 379, Arlington Heights, IL 60004	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/24/2032	87.4	87.4	92.1	0.02%
Net Retailers, Inc dba PatioContract	(#)	980 N Michigan Ave, Chicago, IL 60611	Furniture and Home Furnishings Stores	Term Loan	Prime plus	3%	10/24/2032	1,243.3	1,243.3	1,112.3	0.30%
Mambos CCP LLC and Mambos Holdings, LLC	(#)	13770 Beach Blvd, Jacksonville, FL 32224	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/21/2047	499.6	499.6	544.5	0.15%
Mulder's Landscape Supplies, Inc.	(#)	3333 Ravine Rd, Kalamazoo, MI 49006	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	6.5%	10/21/2032	14.9	14.9	15.2	—%
Elite Lifting Service, LLC	(#)	3 Garden Cove Dr., Key Largo, FL 33037	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/21/2032	47.7	47.7	45.2	0.01%
Muller Miles Trucking LLC	(#)	14107 Newberry Grove Ln, Rosharon, TX 77583	Truck Transportation	Term Loan	Prime plus	6.5%	10/21/2032	24.9	24.9	25.4	0.01%
Prime Time Coatings, Inc.	(#)	202 E. 26th St., National City, CA 91950	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	10/21/2032	149.2	149.2	132.2	0.04%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

KATEMOVES INC dba The Dance Academy at Costa Mesa	(#)	4667 MacArthur Blvd Ste. 150, Newport Beach,, CA 92660	Educational Services	Term Loan	Prime plus	3%	10/21/2032	16.4	16.4	14.7	—%
MYE Technologies, Inc A California Corp; MYE Technologies Inc	(#)	25060 Ave. Stanford,Ste. #145, Valencia, CA 91355	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	10/21/2032	385.5	385.5	383.2	0.10%
Penny P Cook dba Cook Home	(#)	1862 Florence Ave, Sanger, CA 93657	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	10/20/2047	174.8	174.8	183.2	0.05%
Frederick Mayfield and Michael Pechar dba Vitraform, Inc	(#)	4201 E 48th Ave, Denver, CO 80216	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	10/20/2032	87.0	87.0	78.4	0.02%
Goodwood Brewing Company LLC dba Goodwood Brewing Co	(#)	636 E Main St, Louisville, KY 40202	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	10/20/2032	925.0	925.0	835.7	0.22%
Cedar Point Hardscapes Supply, LLC	(#)	229 Pete Rd., Newport, NC 28570	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	10/20/2047	45.0	45.0	42.9	0.01%
SAFER SCHOOL SOLUTIONS, LLC	(#)	333 Las Olas Way, Fort Lauderdale, FL 33301	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/19/2032	87.0	87.0	77.1	0.02%
Zenoff Products. Inc.	(#)	1585 Creek St, San Marcos, CA 92078	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	10/19/2032	130.6	130.6	115.7	0.03%
NELTA EQUIPMENT SALES AND GENERAL COMMERCE LLC	(#)	14015 Foyt Dr, Mont Belvieu, TX 77523	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	10/19/2032	87.0	87.0	78.4	0.02%
WRIGHT-DUNNIGAN, INC dba KCI SITE SERVICES	(#)	671 Hedburg Way, Oakdale, CA 95361	Administrative and Support Services	Term Loan	Prime plus	2.75%	10/18/2032	14.9	14.9	13.2	—%
Bhavi Corp dba The Penn Stroud and DK Stroudsburg LLC	(#)	700 Main St, Stroudsburg, PA 18360	Accommodation	Term Loan	Prime plus	2.75%	10/18/2032	87.0	87.0	77.1	0.02%
ORTIZ ORCHARD BRUSH SHREDDING AND ORTIZ SHREDDING & HARVESTING	(#)	1934 Johnson Ave, Dos Palos, CA 93620	Support Activities for Agriculture and Forestry	Term Loan	Prime plus	2.75%	10/17/2032	547.0	547.0	517.1	0.14%
Anna Marie's Fajita Shack LLC	(#)	411 Marywood Dr, Henderson, KY 42420	Food Services and Drinking Places	Term Loan	Prime plus	6.5%	10/17/2032	10.2	10.2	10.4	—%
A Younger You, PLLC	(#)	1431 Orange Camp Rd., Ste. 115, DeLand, FL 32724	Personal and Laundry Services	Term Loan	Prime plus	2.75%	10/14/2032	22.4	22.4	20.9	0.01%
Psychonautic Entertainment dba : Hottest Hell Tours	(#)	2520 Deers St, New Orleans, LA 70117	Administrative and Support Services	Term Loan	Prime plus	2.75%	10/14/2032	99.5	99.5	94.5	0.03%

At Peace Logistics Inc dba The Exercise Coach	(#)	10740 Green Harvest Dr., Riverview, FL 33578	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	10/14/2032	56.7	56.7	51.9	0.01%
MandM Lopez Corporation	(#)	54 Kestrel, Irvine, CA 92618	Miscellaneous Store Retailers	Term Loan	Prime plus	3%	10/14/2032	22.4	22.4	20.1	0.01%
Accent Tag & Label, Inc	(#)	2201 Rittenhouse St., Des Moines, IA 50321	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	10/14/2032	182.8	182.8	171.8	0.05%
Bay Environmental, Inc.and Mark Anthony Wev	(#)	11261 Richmond Ave, Houston, TX 77082	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/14/2032	22.4	22.4	19.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

David Brian McNamara dba Sidestreets Delicatessen	(#)	2152 South Cochran Rd., Charlotte, MI 48813	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/14/2032	78.3	78.3	69.4	0.02%
GATORTURTLE, INC dba Window Genie of Destin, Ft Walton and Navarre	(#)	7274 Mossy Oaks Dr, Navarre, FL 32566	Administrative and Support Services	Term Loan	Prime plus	3%	10/14/2032	22.4	22.4	20.3	0.01%
Afrodisiac Enterprises LLC dba AFRODISIAC NOLA	(#)	5363 Franklin ave, New Orleans, LA 70122	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/13/2032	14.9	14.9	13.3	—%
A&R Marine, LLC and A&R Marine Proprety Holdings, LLC	(#)	10129 US-17, McClellanville, SC 29458	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	10/13/2047	182.3	182.3	196.0	0.05%
A & R Marine, LLC dba Cape Romain Marine	(#)	10129 Hwy 17, McClellanville, SC 29458	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	10/13/2032	290.9	290.9	257.7	0.07%
BARUCH AND PAGAN ASSOCIATES INC dba ROCKVILLE WINDOW & DOOR	(#)	8505 Muscatello Ct,, Gaithersburg, MD 20877	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/12/2032	15.5	15.5	13.9	—%
Urban Farm Mart Inc	(#)	13863 S Military Trail, Delray Beach, FL 33484	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	10/12/2032	37.3	37.3	33.1	0.01%
Yeren LLC	(#)	347 5th Ave, New York, NY 10016	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	10/12/2032	25.0	25.0	25.4	0.01%
Long Island Pool Care Corp	(#)	50000 Main Rd., Southold, NY 11971	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/12/2032	373.0	373.0	354.2	0.09%
Debra J Reid dba Golden State Specialties	(#)	400 Park Center Dr #7, Hollister, CA 95023	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/12/2032	22.4	22.4	19.8	0.01%
Five Star Aviation Enterprises Inc.	(#)	2091 Dobbs Rd,, St. Augustine, FL 32086	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	10/12/2032	87.0	87.0	77.1	0.02%
Valentine Productions LLC	(#)	4-4382 Kuhio Hwy, Anahola, HI 96703	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	6.5%	10/11/2032	24.9	24.9	25.4	0.01%
Trinity SB Ventures LLC, dba Trinity Property Management	(#)	606 E Chippewa St., Paola, KS 66071	Real Estate	Term Loan	Prime plus	6.5%	10/11/2032	14.9	14.9	15.2	—%
Francisco Jose Cordovez	(#)	11113 Biscayne Blvd., Miami, FL 33181	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	10/10/2032	10.2	10.2	10.4	—%
R Babu Enterprise Inc	(#)	316 E 3rd St., Ste. B, Los Angeles, CA 90013	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	10/10/2032	77.1	77.1	68.3	0.02%
Fritz Irrigation, Inc.	(#)	4535 S.E. Basswood Ter., Stuart, FL 34997	Utilities	Term Loan	Prime plus	2.75%	10/7/2032	20.1	20.1	17.9	—%
Finn MacCool's Irish Bar, LLC	(#)	1127 Eldridge Pkwy Ste 600, Houston, TX 77077	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/7/2032	70.6	70.6	62.8	0.02%
Poteat's Transmission Parts Inc	(#)	1906 N Main St., Kannapolis, NC 28081	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	6.5%	10/7/2032	24.9	24.9	25.4	0.01%
Call's Community Pharmacy, LLC	(#)	985 S Main St., Snowflake, AZ 85937	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	10/7/2032	149.2	149.2	132.3	0.04%
Pickett Excavating, LLC	(#)	3958 Ky Hwy 1032 E, Berry, KY 41003	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	10/7/2032	24.9	24.9	25.4	0.01%
T&D ELECTRIC INC	(#)	4211 Smithsonia Ct,, Tucker, GA 30084	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	10/7/2032	12.3	12.3	12.6	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

123 GO DAYCARE INC.	(#)	2558 Creston Ave., Apt GRI, Bronx, NY 10468	Social Assistance	Term Loan	Prime plus	6.5%	10/7/2032	14.9	14.9	15.2	—%
Lily Beans Microroasted Coffee, LLC dba LilyBean Coffee & Creamery	(#)	108 E Warren St, Shelby, NC 28150	Food Services and Drinking Places	Term Loan	Prime plus	6.5%	10/7/2032	24.9	24.9	25.4	0.01%
Frozen Flavors, LLC dba Let it Be Ice Cream	(#)	3127 Beach Blvd S, Gulfport, FL 33707	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/6/2032	87.0	87.0	77.2	0.02%
MK&C, LLC and KMCptic L.L.C.	(#)	96 South Main St., New Hope, PA 18938	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/6/2047	121.3	121.3	133.8	0.04%
Paradise Pools, Spas & More, Inc.	(#)	350 W Plz. Dr., Unit 3, Mooresville, NC 28117	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	10/6/2032	62.2	62.2	55.9	0.01%
Kooi Law Firm, LLC	(#)	17665 Pebble Center Dr., Noblesville, IN 46062	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/6/2032	229.7	229.7	217.2	0.06%
One Love Jiu Jitsu LLC	(#)	5255 S Decatur Blvd, Las Vegas, NV 89118	Educational Services	Term Loan	Prime plus	6.5%	10/5/2032	19.9	19.9	20.3	0.01%
F5 Athletics LLC	(#)	1078 W 350 S, Syracuse, UT 84075	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	6.5%	10/5/2032	22.4	22.4	22.8	0.01%
Master Auto Repair LLC	(#)	4410 Lawrenceville Hwy. NW, Lilburn, GA 30047	Repair and Maintenance	Term Loan	Prime plus	2.75%	10/4/2047	222.8	222.8	239.3	0.06%
Sapphire Software Services, Inc	(#)	1470 Englert Rd., Eagan, MN 55122	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/3/2032	22.4	22.4	19.8	0.01%
Faxon Enterprises Inc dba Henderson Fabrication	(#,^)	3107 Nichols Ave, Bay City, TX 77414	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/30/2032	222.6	222.6	204.0	0.05%
Studio 27 Inc	(#)	2-6 Central Ave., Massapequa, NY 11758	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/30/2047	324.4	324.4	364.0	0.10%
Big Happy, Inc.	(#)	17 E 48th St, New York, NY 10017	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/30/2032	207.8	207.8	186.0	0.05%
Kompleye Attestation LLC	(#)	10507 Patrician Woods Ct,, Great Falls, VA 22066	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/30/2032	86.6	86.6	76.7	0.02%
MB Construction & Real Estate LLC	(#)	5375 Katelyn Ave., Van Meter, IA 50261	Construction of Buildings	Term Loan	Prime plus	2.75%	9/30/2032	86.6	86.6	76.7	0.02%
Dough Tally LLC dba DoubleDave's Pizzaworks - Sugar Land	(#)	4875 Hwy. 6, Missouri City, TX 77459	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/30/2032	101.7	101.7	92.3	0.02%
Dennis Mosley Equipment Services	(#)	5386 Seth Cobb Rd., Lauderdale, MS 39335	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/30/2032	324.1	324.1	287.1	0.08%
FCA Construction LLC and Albert W. Courcelle, III	(#)	5609 Crawford St, Elmwood, LA 70123	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/30/2032	865.8	865.8	767.1	0.20%
National Senior Benefit Advisors Inc	(#)	4241 Jutland Dr., Ste. 101, San Diego, CA 92117	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	9/30/2032	160.8	160.8	142.5	0.04%
A.C. Development, LLC	(#)	9804 Plowline Rd, Randallstown, MD 21133	Construction of Buildings	Term Loan	Prime plus	2.75%	9/30/2032	44.5	44.5	39.5	0.01%
La Michoacana El Rodeo Ice Cream Parlors, LLC	(#)	770 E 6th St., Beaumont, CA 92223	Food Manufacturing	Term Loan	Prime plus	2.75%	9/30/2032	22.3	22.3	20.3	0.01%
G3 Florida Enterprises LLC dba Grumpy's Restaurant Company	(#)	200 3rd St., Neptune Beach, FL 32266	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/30/2033	313.8	313.8	302.3	0.08%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Cabridor LLC, Brian Dorick and Caroline Ziegler Dorick	(#)	44 Manchester Ave, Forked River, NJ 08731	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/30/2047	110.8	110.8	123.1	0.03%
SE Iowa metals Recycling Inc dba Complete Recycling	(#)	2140 Vetch Blvd, Lockridge, IA 52635	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	9/30/2032	247.1	247.1	223.0	0.06%
Greene Legal Group LLC	(#)	600 W Peachtree St. NW, Ste. 605, Atlanta, GA 30308	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/30/2032	432.9	432.9	383.5	0.10%
LDD Construction Inc	(#)	3900 Allen Rd., Bakersfield, CA 93314	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/30/2032	84.1	84.1	88.6	0.02%
Frosina, LLC	(#)	1724 E 7th Ave, Tampa, FL 33605	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/30/2032	259.7	259.7	230.1	0.06%
Intelligent Security Systems Corporation	(#)	1480 US-9, Woodbridge Township, NJ 07095	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/29/2032	494.7	494.7	439.3	0.12%
NC DRIVE THRU INC dba EZ Pass Drive Thru	(#)	2200 South Evans St., Greenville, NC 27834	Food and Beverage Stores	Term Loan	Prime plus	2.75%	9/29/2047	112.3	112.3	118.3	0.03%
Air Bud Entertainment, Inc	(#)	23410 Civic Center Way, Malibu, CA 90265	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	9/29/2032	371.1	371.1	328.8	0.09%
Food Sales Midwest, LLC	(#)	908 Wolfrum Glen Ct., St Peters, MO 63304	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus	6.5%	9/29/2032	15.9	15.9	16.2	—%
AMF Industrial LLC	(#)	4612 nw 74th ave, Miami, FL 33166	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	9/29/2032	248.5	248.5	240.7	0.06%
Blueprint Consulting Services, LLC dba Excelicon	(#)	1444 I St NW, Washington, DC 20005	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/29/2032	321.6	321.6	284.9	0.08%
A2Z Automation Group LLC,	(#)	13007 SW 68th Ter., Miami, FL 33183	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	9/29/2032	24.8	24.8	25.3	0.01%
Using Design To Multiply Outcomes, LLC	(#)	8211 E Cypress St, Scottsdale, AZ 85257	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/29/2032	49.5	49.5	43.9	0.01%
WALKING URGENT CARE, INC	(#)	10308 W Sample Rd, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/29/2032	148.4	148.4	131.5	0.04%
Water Damage Rescue Inc	(#)	7232 Owensmouth Ave, Canoga Oark, CA 91303	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/29/2047	201.4	201.4	205.1	0.05%
Pitman Pharmacy Inc	(#)	39 South Broadway, Pitman, NJ 08071	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	9/29/2032	408.2	408.2	373.6	0.10%
Franklin Fitness, LLC dba Hotworx Studio	(#)	2860 Chapel Hill Rd, Douglasville, GA 30135	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	3%	2/28/2033	87.5	87.5	81.2	0.02%
Vision Construction & Developers LLC	(#)	805 Barkwood Ct Ste. G, Linthicum Heights, MD 21090	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/29/2032	742.1	742.1	657.5	0.18%
Revolution Energy Services, Inc	(#)	1217 Laurel Hill Rd, McDonald, PA 15057	Support Activities for Mining	Term Loan	Prime plus	2.75%	9/28/2032	1,236.9	1,236.9	1,175.6	0.31%
Recovering Life Services, LLC	(#)	155 Main Dunstable Rd. Ste. 130, Nashua, NH 03060	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/28/2032	1,236.9	1,236.9	1,101.9	0.29%
Marketplace Inc dba Wilbur Wholesale Foods	(#)	818 Market St unit 102, Woodstock, GA 30188	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	9/28/2032	1,088.4	1,088.4	1,022.6	0.27%
Faith Memorial Chapel L.L.C.	(#)	600 9th Ave. North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/28/2047	235.5	235.5	264.3	0.07%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Elite Kidz LLC	(#)	30 E Crossville Rd., Roswell, GA 30075	Educational Services	Term Loan	Prime plus	2.75%	9/28/2032	11.9	11.9	10.7	—%
Bishopville Manor Management Group LLC and Bishopville 2779 LLC	(#)	2779 US-15, Bishopville, SC 29010	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	9/28/2047	168.5	168.5	181.3	0.05%
Strumba Media LLC dba Miracle Noodle	(#)	10275 Collins Ave. Apt 1034, Bal Harbour, FL 33154	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	9/28/2032	791.6	791.6	701.3	0.19%
Prosperity Flowers LLC dba Miracle Flowers	(#)	610 E Bidwell St Ste. B, Folsom, CA 95630	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	9/28/2032	86.6	86.6	76.7	0.02%
Safety Restore Inc	(#)	66 S Broad St, Westfield, MA 01085	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/27/2032	321.6	321.6	284.8	0.08%
Battery Ninjas Inc.dba Interstate Batteries of Greater Georgia	(#)	4563 Knight Rd., Macon, GA 31220	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus	2.75%	9/27/2032	19.8	19.8	17.6	—%
Atizado Enterprises Incorporated dba Brian Atizado Homes	(#,^)	361 Merchant St., Vacaville, CA 95688	Real Estate	Term Loan	Prime plus	2.75%	9/27/2032	49.5	49.5	43.8	0.01%
Teigen LLC	(#)	90 Madison St., Denver, CO 80206	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/27/2032	13.4	13.4	12.1	—%
Lex- Mar Service Inc	(#)	12268 NW 106 Ct. Unit 12268, Medley, FL 33178	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/27/2047	64.4	64.4	72.2	0.02%
Rev It Up Pro Shop LLC and Jayson Paul Robarge	(#)	3717 Minnesota Dr, Anchorage, AK 99503	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	9/27/2032	10.7	10.7	9.7	—%
25 Dials LLC	(#)	4455 Earman Dr., Hilliard, OH 43026	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	6.5%	9/27/2032	24.8	24.8	25.2	0.01%
ENERCON MANAGEMENT SERVICES LLC	(#)	1142 Minnesota Ave, Kansas City, KS 66102	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	9/26/2032	86.6	86.6	76.6	0.02%
Hoot County Inc dba Hoot County Saloon	(#)	15655 John F Kennedy Blvd, Houston, TX 77032	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/26/2032	58.6	58.6	51.8	0.01%
Center for Autism & Behavior Analysis, LLC	(#)	6363 S Pecos Rd, Las Vegas, NV 89120	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/26/2032	123.7	123.7	109.4	0.03%
Sky Aviation, Inc	(#)	1444 Airport Rd, Worland, WY 82401	Air Transportation	Term Loan	Prime plus	2.75%	9/26/2032	896.7	896.7	943.4	0.25%
GD Kitchen & Bath LLC	(#)	22047 Sherman Way, Canoga Park, CA 91303	Construction of Buildings	Term Loan	Prime plus	2.75%	9/23/2032	86.6	86.6	77.6	0.02%
SUNNY ROSE CORPORATION Inc	(#)	2660 Pacific Park Dr, Whittier, CA 90601	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	9/23/2032	86.6	86.6	76.6	0.02%
Revolution Brands International LLC	(#)	10801 NW 97th St, Medley, FL 33178	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	9/23/2032	1,236.9	1,236.9	1,100.4	0.29%
Central Ohio Hospitality LLC dba Bucks Bar and Grill	(#)	192 E Main St., Lexington, OH 44904	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/23/2047	306.1	306.1	335.6	0.09%
InFoPak International, Inc	(#)	60936 Grand Targhee Dr., Bend, OR 97702	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	9/23/2032	22.3	22.3	19.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

STRUMBA MEDIA LLC , dba Miracle Noodle,	(#)	10275 Collins Ave.,Ste. 1034,, Bal Harbour, FL 33154	Health and Personal Care Stores	Term Loan	Prime plus	6.5%	9/23/2032	24.8	24.8	25.2	0.01%
Moonshine Catering LLC and Bravo Catering LLC	(#)	956 2nd St., Manchester, NH 03102	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/23/2032	395.8	395.8	350.1	0.09%
GSGI LLC	(#)	3949 Evans Ave, Fort Myers, FL 33901	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/23/2032	395.8	395.8	352.3	0.09%
Ponce & Ponce Inc. dba Dream Farms	(#)	3015 NW 74th Ave, Miami, FL 33122	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	9/23/2032	61.8	61.8	54.7	0.01%
VSPOT, LLC	(#)	741 Madison Ave, New York, NY 10065	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/23/2033	87.5	87.5	78.4	0.02%
The Crane Guys, LLC	(#)	10850 Portal Dr, Los Alamitos, CA 90720	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/22/2032	132.3	132.3	139.2	0.04%
Tom Fox Enterprise Inc	(#)	3808 Oak Orchard Rd, Albion, NY 14411	Machinery Manufacturing	Term Loan	Prime plus	2.75%	9/22/2032	15.6	15.6	13.8	—%
MCN CONSULTING LLC	(#)	111 N Orange Ave,Ste. 800, Orlando, FL 32801	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/22/2032	14.8	14.8	13.3	—%
Liquor Cabinet SI, LLC	(#)	2435 Hylan Blvd, Staten Island, NY 10306	Food and Beverage Stores	Term Loan	Prime plus	2.75%	9/21/2032	151.4	151.4	134.0	0.04%
Skunk Bait Wildlife Control LLC	(#)	3274 Ranchview Ln, Guthrie, OK 73044	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/21/2032	22.3	22.3	20.7	0.01%
Mr.Wholesale Inc dba House of Cigars	(#)	2990 Jamacha Rd. Ste. 104, El Cajon, CA 90219	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	9/21/2032	123.7	123.7	109.4	0.03%
Brisas Del Mar Sea Food Market Corp	(#)	1785-1787 Lexington Ave., NEW YORK, NY 10029	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/21/2032	74.7	74.7	66.1	0.02%
DiVRgence Entertainment, LLC dba DiVRgence	(#)	3015 Governors Dr SW, Huntsville, AL 35805	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/20/2032	124.6	124.6	116.9	0.03%
Autumn Springs RAL LLC	(#)	2121 Brittmoore Rd, Houston, TX 77043	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	9/20/2047	374.3	374.3	413.6	0.11%
Nishaz inc dba Perfume Paradise	(#)	8811 Winding Hollow Way, West Springfield, VA 22152	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	9/20/2032	15.1	15.1	13.4	—%
Nunez Flooring LLC	(#)	1915 Peters Rd Ste. 302, Irving, TX 75061	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/20/2032	247.4	247.4	219.5	0.06%
Moore Integrity Engineering LLC dba MIE Systems	(#)	13300 Old Blanco Rd., Ste. 260, San Antonio, TX 78216	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/19/2032	77.9	77.9	69.2	0.02%
Argenta Health LLC dba Blue Q Health and Wellness	(#)	2480 E Bay Dr., Ste. 13, Largo, FL 33771	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/19/2032	44.5	44.5	40.0	0.01%
Derheim, Inc dba My Aquatic Services	(#)	331 George Ln., Harwood, ND 58042	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	9/16/2047	87.3	87.3	97.9	0.03%
J. Anukem & Associates LLC	(#)	7209 Hanover Pkwy. Ste. A, Greenbelt, MD 20770	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/16/2032	22.1	22.1	22.7	0.01%
Klarity Optical 2020 Inc	(#)	1083 Flatbush Ave, Brooklyn, NY 11226	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	9/16/2032	22.3	22.3	19.7	0.01%
Dave's Fence Inc	(#)	220 Benson Junction Rd, Debary, FL 32713	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/16/2032	247.4	247.4	218.8	0.06%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

ELIJAH ZACHARIAH LLC dba EZ Kids	(#)	3939 Glade Valley Dr., Kingwood, TX 77339	Educational Services	Term Loan	Prime plus	2.75%	9/16/2047	729.8	729.8	794.2	0.21%
Franchise Investment Properties Inc. and Square Media Inc.	(#)	685 Stone Rd., #5, Benicia, CA 94510	Construction of Buildings	Term Loan	Prime plus	2.75%	9/15/2032	692.6	692.6	728.7	0.19%
CJY Enterprise LLC and Scotch Culinary LLC dba Brave Korean BBQ	(#)	4920 W Thunderbird Rd #117, Glendale, AZ 85306	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/15/2032	111.1	111.1	98.2	0.03%
All the Kings Horses Cafe LLC	(#)	521 E 12th St, New York, NY 10009	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/15/2032	8.2	8.2	7.3	—%
Connene Enterprises LLC	(#)	1741 E Warrenton Ave, Anaheim, CA 92805	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	9/15/2032	14.8	14.8	13.3	—%
Property Development Company, Inc. dba Elevation 3330 Public House	(#)	410 Central Ave Ste. 201, Great Falls, MT 59401	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/15/2032	19.4	19.4	17.2	—%
Neat Repeats Cleaning Services LLC	(#)	4142 Fenton Rd., Flint, MI 48507	Administrative and Support Services	Term Loan	Prime plus	3%	9/15/2032	22.3	22.3	23.6	0.01%
Joe's Auto Repair	(#)	4603 S New Hope Rd, Belmont, NC 28012	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/15/2032	14.8	14.8	14.5	—%
Bernard Wojtas dba Mine Street 21 Consulting	(#)	173 Mission Rd, Hackettstown, NJ 07840	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/14/2032	22.3	22.3	19.7	0.01%
Toliao Ioroi Holding LLC dba Cassava	(#)	3519 Balboa St., San Francisco, CA 94121	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/14/2033	87.5	87.5	77.7	0.02%
EAS LOGISTICS LLC	(#)	141 Hillwood Cir, Newnan, GA 30263	Support Activities for Transportation	Term Loan	Prime plus	2.75%	9/14/2032	14.8	14.8	15.2	—%
USATEQ, LLC	(#)	1242 Heavens Peak, San Antonio, TX 78258	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	9/14/2032	14.8	14.8	13.1	—%
Baham Steel, LLC	(#)	6124 Kuebel Dr., New Orleans, LA 70126	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/14/2032	22.3	22.3	19.7	0.01%
Stone & Sprig, LLC	(#)	525 Lincoln Hwy., Rochelle, IL 61008	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/14/2047	52.9	52.9	59.3	0.02%
Andersen Nursery Farm Inc	(#)	18455 South West 272 ST, Homestead, FL 33031	Crop Production	Term Loan	Prime plus	2.75%	9/13/2047	130.5	130.5	146.3	0.04%
Andersen Nursery Farm Inc	(#)	18455 South West 272 ST, Homestead, FL 33031	Crop Production	Term Loan	Prime plus	2.75%	9/13/2032	618.4	618.4	580.9	0.15%
207 Vending LLC	(#)	40 Park Ave. East, Brewer, ME 04412	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	9/12/2032	21.4	21.4	20.3	0.01%
Anna Aesthetics Inc	(#)	2400 Mid Ln., Houston, TX 77027	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/12/2032	50.7	50.7	45.1	0.01%
Faith Memorial Chapel L.L.C.	(#)	600 9th Ave. North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/9/2047	145.7	145.7	163.4	0.04%
Urban Farm Mart Inc and 13863 S Military LLC	(#)	13863 S Military Trail, Delray Beach, FL 33484	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	9/9/2047	215.3	215.3	221.7	0.06%
Orthopaedic Acquire, LLC	(#)	949 National Ave., Ste. 133, Lexington, KY 40502	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus	2.75%	9/9/2032	22.3	22.3	19.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Brooker Construction LLC dba Sampson Tree Service	(#)	2170 SW Conant Ave., Port St. Lucie, FL 34953	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/9/2032	136.1	136.1	123.0	0.03%
Wagner LLC	(#)	141 S Barfield Dr., Marco Island, FL 34145	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/8/2032	41.0	41.0	36.2	0.01%
AMS LUMBER SUPPLY LLC	(#)	507 North Main St., Atmore, AL 36502	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	9/7/2032	14.8	14.8	15.6	—%
Across the Bar Bartending Services and Rentals LLC	(#)	342 McGrady Rd. NE, Rome, GA 30165	Food Services and Drinking Places	Term Loan	Prime plus	6.5%	9/7/2032	19.8	19.8	20.1	0.01%
Badu Tax Services LLC	(#)	4258 N Greenview Ave, Apt 1E, Chicago, IL 60613	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/7/2032	128.6	128.6	135.3	0.04%
Daley Technology Systems, LLC	(#)	190 E Hoffman Ave, Lindenhurst, NY 11757	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	9/7/2032	79.2	79.2	70.0	0.02%
Stonepark Logistics, LLC and Stone Park Productions Inc	(#)	13427 Haddonfield Ln., Gaithersburg, MD 20878	Construction of Buildings	Term Loan	Prime plus	2.75%	9/2/2032	153.4	153.4	161.4	0.04%
VNB Business Brokers, LLC	(#)	845 Third Ave., 6th Floor, New York, NY 10022	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	9/2/2032	24.8	24.8	25.2	0.01%
Love for Mankind LLC	(#)	2741 Patterson Rd. Southwest, Pataskala, OH 43062	Social Assistance	Term Loan	Prime plus	2.75%	9/2/2032	86.6	86.6	76.6	0.02%
Balanced Health & Fitness LLC	(#)	5110 Mae Anne Ave,Ste. 702, Reno, NV 89523	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/2/2032	14.8	14.8	13.1	—%
Tomastools LLC	(#)	12 Southern Blvd, Danbury, CT 06810	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	9/2/2032	14.8	14.8	13.1	—%
Bryer-Mullins LP dba Clovis RV Ranch	(#)	200 Humphrey Rd, Clovis, NM 88101	Accommodation	Term Loan	Prime plus	2.75%	9/2/2047	161.4	161.4	176.0	0.05%
PIANCA Packaging LLC	(#)	1139 Lehigh Ave, Whitehall, PA 18052	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	9/2/2032	78.4	78.4	77.6	0.02%
Fish IP Law, LLP	(#)	2603 Main St, Irvine, CA 92614	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/2/2032	494.7	494.7	437.6	0.12%
SherpTek, LLC	(#)	1948 N Main St, Building 9, Prineville, OR 97754	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	9/2/2032	128.4	128.4	117.3	0.03%
Beato Auto Sales Inc.	(#)	9 Nashua Rd, Londonderry, NH 03053	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	9/1/2032	22.2	22.2	19.7	0.01%
Christina Buckner dba Anonei Park Academy	(#,^)	2273 Taney Pl, Gary, IN 46404	Social Assistance	Term Loan	Prime plus	2.75%	8/31/2047	242.2	242.2	268.2	0.07%
Agustina Vega Individually dba Eastside Vintage Co and Vega's Pottery	(#)	5005 Lyndon B. Johnson Fwy, Ste. 200, Dallas, TX 75244	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	8/31/2047	49.8	49.8	55.9	0.01%
Elite Cleaning Solution dba MaidPro North of Boston	(#)	27 Water St,, Wakefield, MA 01880	Administrative and Support Services	Term Loan	Prime plus	2.75%	8/31/2032	12.5	12.5	11.1	—%
Payco Enterprises, Inc and Parabellum Technology, Inc	(#,^)	520 E Wilson Ave, Ste. 210, Glendale, CA 91206	Credit Intermediation and Related Activities	Term Loan	Prime plus	2.75%	8/31/2032	295.2	295.2	261.3	0.07%
M&L Real Estate LLC	(#,^)	9958 Acklin Dr, Dallas, TX 75243	Real Estate	Term Loan	Prime plus	2.75%	8/31/2032	64.2	64.2	56.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Gideon Toal Management Services LLC	(#,^)	2401 Scott Ave Ste. #110, Fort Worth, TX 76103	Support Activities for Transportation	Term Loan	Prime plus	2.75%	8/31/2032	331.9	331.9	301.3	0.08%
Porto Pavino LLC	(#,^)	235 North 3rd St., Vineland, NJ 08360	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	8/31/2032	318.4	318.4	283.0	0.08%
Indoor Soccer World LLC and Indoor Soccer World Mesquite LLC	(#,^)	3265 Broadway Blvd, Garland, TX 75043	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	8/31/2032	127.9	127.9	113.1	0.03%
YOURS Beverage LLC dba YOURS NON-ALCOHOLIC WINE	(#)	929 N Harvard Ave, Arlington Heights, IL 60004	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	8/31/2032	14.8	14.8	13.1	—%
User Creative dba Eleven11 Group	(#,^)	760 Buttermilk Rd, Hellertown, PA 18055	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/31/2032	190.6	190.6	168.6	0.04%
Copper Roofing LLC	(#,^)	201 Saint Charles Ave., New Orleans, LA 70170	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/31/2032	184.4	184.4	167.5	0.04%
Evans West, Inc.	(#)	4038 Dover Rd., Colorado City, CO 81019	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/31/2032	22.1	22.1	20.2	0.01%
Universal Innovations Consulting and Contracting, LLC dba UICC, LLC	(#)	419 Ragland Rd, Beckley, WV 25801	Construction of Buildings	Term Loan	Prime plus	2.75%	8/31/2047	49.8	49.8	53.2	0.01%
Gideon Toal Management Services LLC	(#,^)	2401 Scott Ave Ste. 110, Fort Worth, TX 76103	Support Activities for Transportation	Term Loan	Prime plus	2.75%	8/31/2047	317.8	317.8	351.0	0.09%
CHASE LAW AND ASSOCIATES, P.A.	(#,^)	1141 71st St, Miami Beach, FL 33141	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/30/2032	230.0	230.0	214.5	0.06%
VHM Enterprises Inc and Ali Ajami	(#,^)	24151 Telegraph Rd, Southfield, MI 48033	Administrative and Support Services	Term Loan	Prime plus	2.75%	8/30/2032	504.3	504.3	446.1	0.12%
The Radiology Group LLC	(#)	3475 Piedmont Rd. Ste. 1150, Atlanta, GA 30305	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/30/2032	1,229.9	1,229.9	1,088.0	0.29%
RCG Valuation & Monetization, Inc	(#,^)	8058 E Aster Dr., Scottsdale, AZ 85260	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/30/2032	246.0	246.0	218.8	0.06%
Mashore Trucking LLC	(#)	414 Parkertown Rd, Troutman, NC 28166	Truck Transportation	Term Loan	Prime plus	6.5%	8/30/2032	24.7	24.7	25.0	0.01%
The Silver Dolphin County Store and Restaurant, Inc	(#,^)	4036 Shoal Line Blvd, Hernando Beach, FL 34607	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/30/2047	176.9	176.9	198.4	0.05%
Labriola Cafe - Michigan Ave., LLC and Labriola Café, LLC	(#,^)	535 N Michigan Ave, Chicago, IL 60611	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/30/2032	541.0	541.0	479.8	0.13%
Richardson Services LLC	(#)	312159 Padgett Switch Rd, Irvington, AL 36544	Truck Transportation	Term Loan	Prime plus	2.75%	8/29/2032	61.5	61.5	55.4	0.01%
Jennifer L Kos dba Tristar Counseling	(#,^)	341 & 349 Beaver St.,, Beaver, PA 15009	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/29/2047	52.3	52.3	55.2	0.01%
FS International, Inc	(#,^)	2821 W White Star Ave, Anaheim, CA 92806	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	8/29/2047	355.1	355.1	384.1	0.10%
Gonzales South Texas Electric Corporation; GCE Services, LLC	(#,^)	2520 Farrell Rd, Houston, TX 77073	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/29/2032	1,243.2	1,243.2	1,107.5	0.30%
Top Fuel Transport LLC	(#,^)	741 Aspen Cir., Oxnard, CA 93030	Truck Transportation	Term Loan	Prime plus	2.75%	8/26/2032	86.1	86.1	78.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Angel's Heating & Cooling, LLC	(#)	4505 W Thurman Dr., Laveen Village, AZ 85339	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/26/2032	77.5	77.5	68.5	0.02%
Barakel Corporation	(#)	1205 Pine Valley Ln, Titusville, FL 32780	Administrative and Support Services	Term Loan	Prime plus	6.5%	8/26/2032	9.1	9.1	9.3	—%
Sherman Business Services, LLC dba Global Business Centers	(#,^)	468 N Camden Dr, Beverly Hills, CA 90210	Real Estate	Term Loan	Prime plus	2.75%	8/26/2032	83.1	83.1	73.5	0.02%
Creamalicious Inc and The Anytime Chef LLC	(#,^)	6953 Tarragon Ct, Liberty Township, OH 45011	Food Manufacturing	Term Loan	Prime plus	2.75%	8/26/2047	199.4	199.4	210.9	0.06%
Auto Access LLC	(#)	451 Church Rd, Sicklerville, NJ 08081	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	8/26/2032	22.1	22.1	19.6	0.01%
RAINFOREST REAL ESTATE, PROFESSIONAL LLC	(#)	640 S Forks Ave #1021, Forks, WA 98331	Real Estate	Term Loan	Prime plus	6.5%	8/26/2032	24.7	24.7	25.0	0.01%
Abdo Kabab House LLC	(#)	12376 FL-535, Orlando, FL 32836	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/26/2032	61.5	61.5	62.7	0.02%
Spoon Boyz Automotive, LLC	(#)	6500 1st Ave. S,, Birmingham, AL 35212	Repair and Maintenance	Term Loan	Prime plus	6.5%	8/25/2032	19.5	19.5	19.8	0.01%
3ERA LLC, dba Betsy's II Residential Care Facility for the Elderly	(#,^)	3101 Brush Creek Rd, Santa Rosa, CA 95404	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	8/25/2047	498.3	498.3	533.7	0.14%
Jam Service Inc	(#)	53624 Bootjack Rd., Lake Linden, MI 49945	Repair and Maintenance	Term Loan	Prime plus	2.75%	8/25/2032	74.1	74.1	67.9	0.02%
Ironman Delivery, Inc.	(#,^)	516 N Wolfenberger St., Sullivan, IN 47882	Couriers and Messengers	Term Loan	Prime plus	2.75%	8/25/2047	361.4	361.4	368.9	0.10%
JMI Investments, LLC dba Chick'nCone	(#)	860 Forsyth St,Ste. 102, Macon, GA 31201	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/24/2032	47.3	47.3	42.3	0.01%
Goshen House & Trading LLC	(#)	4310 Pennwood Rd., Brentwood, MD 20722	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	8/24/2032	196.8	196.8	189.5	0.05%
ZenDog, LLC	(#)	1002 Albertson Pkwy., Broussard, LA 70518	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/24/2032	22.1	22.1	19.6	0.01%
Kaufman Accounting PC	(#)	7918 Jones Branch Dr., Ste. 400, McLean, VA 22102	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/24/2032	22.1	22.1	19.6	0.01%
Artisan Stucco, Inc	(#,^)	7012 2nd St NW, Albuquerque, NM 87107	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/24/2032	147.6	147.6	132.5	0.04%
Professional Image, LLC	(#,^)	203 Sisson Ave, Hartford, CT 06105	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/24/2047	76.9	76.9	83.4	0.02%
T&K Bailey Enterprise LLC	(#)	14685 North County Rd. 175 E, Eaton, IN 47338	Truck Transportation	Term Loan	Prime plus	6.5%	8/24/2032	24.7	24.7	25.0	0.01%
Higgins Plumbing, LLC	(#)	4585 SE Manatee Ter., Stuart, FL 34997	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/24/2032	21.4	21.4	19.1	0.01%
Hurst Pools and Day Spas Ltd	(#)	317 Oakland Ave, Miller Place, NY 11764	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/23/2032	22.8	22.8	20.2	0.01%
Vitality Family Chiropractic LLC	(#)	1255 Johnson Ferry Rd,Ste. 26, Marietta, GA 30068	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	8/23/2032	24.7	24.7	25.0	0.01%
Sherae A Thompson dba Island Eye	(#)	915 Bowden Ave,, Chesapeake, VA 23323	Repair and Maintenance	Term Loan	Prime plus	6.5%	8/23/2032	2.5	2.5	2.5	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

All Transportation & Etc., LLC	(#)	9900 W Sample Rd., Ste. 407, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/23/2032	86.1	86.1	76.1	0.02%
Eminat, LLC dba Eminat Research Group	(#)	16503 Diamond Pl., Weston, FL 33331	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/23/2032	22.2	22.2	19.6	0.01%
A & B Mechanical Diagnostics Sales and Service LLC	(#)	1804 Shades Cliff Rd., Jasper, AL 35504	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/23/2032	14.8	14.8	13.1	—%
O'briencatalfamo LLC	(#,^)	4321 Tambre Bend, Austin, TX 78738	Support Activities for Transportation	Term Loan	Prime plus	2.75%	8/23/2032	255.6	255.6	226.1	0.06%
Future Faces Child Care- Learning Center Inc	(#,^)	389 Harry L Dr., Johnson City, NY 13790	Social Assistance	Term Loan	Prime plus	2.75%	8/23/2032	78.7	78.7	74.3	0.02%
Aero Medical Supply, Inc	(#)	415 Argyle Rd., 3M, Brooklyn, NY 11218	Health and Personal Care Stores	Term Loan	Prime plus	6.5%	8/22/2032	24.7	24.7	25.0	0.01%
Imaginasium LLC	(#)	1357 S Normandy, Republic, MO 65738	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	6.5%	8/22/2032	24.7	24.7	25.0	0.01%
4 Point Towing & Roadside Service LLC	(#,^)	5425 Willow Grove Rd., Camden Wyoming, DE 19934	Support Activities for Transportation	Term Loan	Prime plus	2.75%	8/19/2032	140.2	140.2	133.1	0.04%
RHCII, Inc dba Renewal Healing Chiropractic	(#)	2451 E Baseline Rd Ste. 100, Gilbert, AZ 85234	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	8/19/2032	19.7	19.7	20.0	0.01%
A + Warren and Dubarry Services, Inc.	(#,^)	350 E Crown Point Rd #1110, Winter Garden, FL 34787	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	8/19/2032	86.1	86.1	80.5	0.02%
Thermal Applied Tech LLC	(#)	3625 Kelcie Marie Ave, North Las Vegas, NV 89031	Administrative and Support Services	Term Loan	Prime plus	2.75%	8/19/2032	49.2	49.2	44.6	0.01%
Colorado Springs Psychological Services, P.C	(#,^)	1115 Elkton Dr., Ste. 102, Colorado Springs, CO 80907	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/19/2032	284.1	284.1	251.4	0.07%
Enterprise Exchange LLC	(#)	12222 US-301, Dale City, FL 33525	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	8/19/2032	14.8	14.8	15.5	—%
Level Best Roofing, LLC	(#)	819 SW Federal Hwy Ste. 201, Stuart, FL 34994	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/18/2032	63.2	63.2	55.9	0.01%
MountChor Technologies, Inc.	(#,^)	11010 Poplar Ford Trail, Manassas, VA 20109	Administrative and Support Services	Term Loan	Prime plus	2.75%	8/18/2032	741.5	741.5	655.9	0.17%
The Health & Wellness Centerr, LLC	(#)	9717 Landmark Pkwy. Dr., Ste. 115, St. Louis, MO 63127	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/18/2032	22.1	22.1	19.6	0.01%
Erta Ale LLC dba Nurishable	(#)	8205 Fort Foote Rd., Fort Washington, MD 20744	Nonstore Retailers	Term Loan	Prime plus	2.75%	8/18/2032	22.1	22.1	19.6	0.01%
Nava Awehs Holdings, Inc. dba MAKKAN DESIGN	(#)	19841 Villager Cir., Yorba Linda, CA 92886	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	8/18/2032	24.7	24.7	25.0	0.01%
Savior Marketing, LLC and Hyperlinks Media, LLC	(#,^)	70 Bottling Works Rd, Pine Bush, NY 12566	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/17/2032	130.4	130.4	115.3	0.03%
Diamond Estates, LLC	(#,^)	110 Ct. St. Ste. 1, Cromwell, CT 06416	Construction of Buildings	Term Loan	Prime plus	2.75%	8/17/2032	46.1	46.1	42.0	0.01%
C & H Jewelry and Pawn Shop LLC	(#)	11849 Hesperia Rd, Hesperia, CA 92345	Credit Intermediation and Related Activities	Term Loan	Prime plus	6.5%	8/17/2032	24.7	24.7	25.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Emerald Oglesby	(#)	2357 Warm Springs Rd., Columbus, GA 31904	Miscellaneous Store Retailers	Term Loan	Prime plus	6.5%	8/17/2032	3.0	3.0	3.0	—%
Child's World Drop-In Care, LLC	(#,^)	4011 Village Park Dr., Knightdale, NC 27545	Social Assistance	Term Loan	Prime plus	2.75%	8/17/2032	11.1	11.1	9.8	—%
Danz Distributors LLC dba Stay Golden Cosmetics	(#)	582 Schenck Ave., Brooklyn, NY 11207	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	8/17/2032	22.1	22.1	19.6	0.01%
RonC dba Subway #24926	(#,^)	3903 W Rosecrans Ave., Hawthorne, CA 90250	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/17/2032	56.6	56.6	50.9	0.01%
Tarek Waly	(#)	2556 Snowtip LN, Grove City, OH 43123	Nonstore Retailers	Term Loan	Prime plus	6.5%	8/16/2032	24.7	24.7	25.0	0.01%
Glow Tea Inc.	(#)	1101 Outlet Collection Way, Unit K5, Auburn, WA 98001	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/16/2032	17.7	17.7	16.3	—%
Iron Throne Investments LLC	(#)	3 Beckley Pl, Boynton Beach, FL 33426	Administrative and Support Services	Term Loan	Prime plus	2.75%	8/16/2032	67.2	67.2	59.4	0.02%
WNN LLC dba Elite Line Trucking	(#,^)	10614 Medicine Bow St., Las Vegas, NV 89183	Truck Transportation	Term Loan	Prime plus	2.75%	8/16/2032	86.3	86.3	76.3	0.02%
MCM GLOBAL ECOM LLC	(#)	13007 SW 68th Ter., Miami, FL 33183	Nonstore Retailers	Term Loan	Prime plus	6.5%	8/16/2032	24.7	24.7	25.0	0.01%
Millennium Contracting Services, Inc	(#,^)	3669 Mark Jason Dr., El Paso, TX 79938	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/16/2032	123.0	123.0	111.7	0.03%
EJS Enterprises LLC	(#)	101 State Pl, Escondido, CA 92029	Personal and Laundry Services	Term Loan	Prime plus	6.5%	8/16/2032	24.8	24.8	25.2	0.01%
Seeds of Hope Counseling, LLC	(#)	168 Jail house Rd, Ackerman, MS 39735	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	8/16/2032	24.2	24.2	24.5	0.01%
Christian Diaz PA dba Diaz and Associates	(#,^)	9370 SW 72nd St., Miami, FL 33173	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/15/2032	86.1	86.1	76.2	0.02%
CALIFORNIA SPINE CENTER, A Professional Medical Corporation	(#,^)	2123 Ygnacio Valley Rd., Walnut Creek, CA 94598	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/15/2032	86.1	86.1	76.1	0.02%
Belinda's Southern Cuisine Inc	(#,^)	7322 Stonecrest Concourse, Stonecrest, GA 30038	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/15/2047	396.3	396.3	437.7	0.12%
Amigo Transit LLC	(#,^)	608 Tonnelle Ave, Jersey City, NJ 07307	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	8/12/2032	22.1	22.1	19.6	0.01%
SGS Fit CL LLC dba Sweat440	(#)	777 Biscayne Blvd, Miami, FL 33132	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/12/2033	129.0	129.0	118.0	0.03%
SGS Fit Bis LLC dba Sweat440	(#)	777 BBrickell Ave., Miami, FL 33131	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/12/2033	66.1	66.1	62.2	0.02%
Arva Method LLC dba Destination Spa	(#)	516 N Ogden Ave,, Ste. 150, Chicago, IL 60642	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	8/12/2032	9.9	9.9	10.0	—%
FRYE INSURANCE AGENCY, INC. and Charles Nuzum	(#)	1851 University Blvd S, Jacksonville, FL 32216	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	8/12/2032	81.4	81.4	72.0	0.02%
Home Care Wellness LLC	(#)	25050 W. Outer Dr #204, Lincoln Park, MI 48146	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/12/2032	49.2	49.2	43.5	0.01%
Door Supply of Florida, Inc	(#)	815 NW 57th Ct., Fort Lauderdale, FL 33309	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	8/11/2032	52.9	52.9	46.8	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Phillip Ramos Upholstery Inc.	(#,^)	3835 Elm St, Denver, CO 80207	Repair and Maintenance	Term Loan	Prime plus	2.75%	8/11/2032	22.1	22.1	19.6	0.01%
Alicia L Wallace Agency Inc.	(#,^)	1549 Clairmont Rd., Ste. 205, Decatur, GA 30033	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	8/11/2032	15.5	15.5	13.7	—%
Unihog Inc.	(#,^)	2 Center St., Hoosick Falls, NY 12090	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/11/2047	69.8	69.8	77.6	0.02%
Layfar Technologies	(#,^)	192 Mayhew Way, Walnut Creek, CA 94597	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/11/2032	11.8	11.8	10.4	—%
Exploration Vans LLC	(#,^)	1412 New Hampshire Rte 175, Holderness, NH 03245	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	8/11/2032	7.6	7.6	7.4	—%
K&K Brannon Enterprises, LLC	(#)	209 Cindy Dr., Canyon Lake, TX 78133	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	8/10/2032	66.3	66.3	58.7	0.02%
MBM Enterprises Inc dba HOMESMILES UTAH	(#,^)	1087 W Webb Ln., Kaysville, UT 84037	Repair and Maintenance	Term Loan	Prime plus	2.75%	8/9/2032	86.1	86.1	77.5	0.02%
GAINES PEST CONTROL	(#)	1627 Doncarol Ave, El Cajon, CA 92019	Administrative and Support Services	Term Loan	Prime plus	2.75%	8/9/2032	10.8	10.8	9.6	—%
VKDN LLC dba Regen Med of Sherman	(#)	300 N Highland Ave, Sherman, TX 75092	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/9/2032	80.4	80.4	71.1	0.02%
Freemont Holdings, LLC DBA Esty Street Restaurant	(#,^)	86 Spring Valley Rd., Park Ridge, NJ 07656	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/9/2032	77.3	77.3	81.3	0.02%
360 BC Group, Incdba360 Business Consulting;Douglass Markham Dixon	(#,^)	1835 W Orangewood Ave., Orange, CA 92868	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/8/2032	75.0	75.0	66.3	0.02%

Hometown Suburban Vending, Inc.	(#)	12358 S Latrobe Ave, Alsip, IL 60803	Nonstore Retailers	Term Loan	Prime plus	2.75%	8/8/2032	61.5	61.5	56.8	0.02%
J & R Property Management Services, Inc.	(#)	2626 Tampa Rd, Palm Harbor, FL 34684	Real Estate	Term Loan	Prime plus	2.75%	8/8/2032	10.9	10.9	9.6	—%
Von Hegner Inc. dba The Bee Guy Rescue	(#)	10277 Burton St, New Port Richey, FL 34654	Administrative and Support Services	Term Loan	Prime plus	2.75%	8/5/2032	19.9	19.9	19.0	0.01%
Renaissance Restoration, Ltd.	(#)	2310 Superior Ave., Ste. 300, Cleveland, OH 44114	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/5/2032	84.1	84.1	74.9	0.02%
Edward Mims dba Blazzin Burgers Fries & Shakes	(#)	2502 Palmyra Rd., Albany, GA 31707	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/5/2032	14.8	14.8	13.2	—%
Strategic Public Relations	(#)	1880 Century Park E, Ste. 711, Los Angeles, CA 90067	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/5/2032	128.7	128.7	114.3	0.03%
Freshco KB, LLC dba D’Lite Bistro & Bakery	(#)	180 Crandon Blvd., Key Biscayne, FL 33149	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/5/2032	22.2	22.2	19.7	0.01%
Hamida Meziane, dba Addiction	(#)	1272 78th St., Brooklyn, NY 11228	Personal and Laundry Services	Term Loan	Prime plus	6.5%	8/4/2032	10.9	10.9	11.0	—%
Sunlit Best Green Organics LLC	(#,^)	554 Deer Ridge Ln S, Maplewood, MN 55119	General Merchandise Stores	Term Loan	Prime plus	2.75%	8/4/2032	86.1	86.1	76.1	0.02%
James Hartsell dba Hartsell Electric	(#)	133 Punohu Ln Unit 6, Lahaina, HI 96761	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/4/2032	22.1	22.1	20.0	0.01%
Thornton Rave Construction, LLC	(#)	1208 Philo Rd., Urbana, IL 61801	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/4/2032	22.1	22.1	19.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

EBG Re-Sell LLC	(#)	26943 Ruether Ave., Santa Clarita, CA 91351	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	8/3/2032	14.8	14.8	13.1	—%
AMP Auto Collection LLC & TOO Holdings LLC	(#,^)	1730 W. Sunrise Blvd, Ft. Lauderdale, FL 33311	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	8/3/2047	442.3	442.3	475.3	0.13%
1 Auto Liquidators	(#,^)	463493 State Rd 200, Yulee, FL 32097	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	8/2/2032	106.7	106.7	109.3	0.03%
California Coast Truck Repair, Inc.	(#)	11366 Woodside Ave., Santee, CA 92071	Repair and Maintenance	Term Loan	Prime plus	2.75%	8/2/2032	14.7	14.7	13.0	—%
Kmorel Inc dba Morel Contracting	(#,^)	9250 Stoney Ridge Ln., Alpharetta, GA 30022	Construction of Buildings	Term Loan	Prime plus	2.75%	8/2/2032	73.8	73.8	65.6	0.02%
The T.L. Brown Law Firm, P.C	(#)	3160 Camino Del Rio S, Ste. 101, San Diego, CA 92108	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/2/2032	15.5	15.5	13.7	—%
Rogers Aviation, Inc	(#)	2210 Somerset Ln., Mundelein, IL 60060	Rental and Leasing Services	Term Loan	Prime plus	2.75%	8/1/2032	11.7	11.7	12.3	—%
Walker Trolleys LLC	(#)	6408 Llano Stage Trl, Austin, TX 78738	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	7/29/2032	22.0	22.0	19.6	0.01%
Weatherlight Media LLC	(#,^)	3024 Beacon Blvd,, West Sacramento, CA 95691	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	7/29/2032	11.7	11.7	10.4	—%
LC 1164 Broadway INC and LC 715 Broadway Inc.	(#,^)	1164 Broadway, Brooklyn, NY 11221	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/29/2032	122.7	122.7	108.5	0.03%
Global Healthcare Agency LLC	(#)	556 Garrisonville Rd, Stafford, VA 22554	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	7/29/2047	58.9	58.9	65.0	0.02%
Educational Equity Services, LLC	(#,^)	3809 Elkhorn Cir, Bowie, MD 20716	Educational Services	Term Loan	Prime plus	2.75%	7/29/2032	85.6	85.6	75.7	0.02%
Goldwright Investments LLC and Cedar Cryo Transport Inc	(#,^)	11500 Northwest Freeway Ste. 459, Houston, TX 77092	Truck Transportation	Term Loan	Prime plus	2.75%	7/29/2032	290.5	290.5	288.5	0.08%
FactualVR, Inc	(#,^)	350 Warren St., Ste. #4, Jersey City, NJ 07302	Publishing Industries (except Internet)	Term Loan	Prime plus	2.75%	7/29/2032	85.6	85.6	75.7	0.02%
Mangia Clam Bar Inc and JC DT Holdings LLC	(#,^)	4817 SE Dixie Hwy, Stuart, FL 34997	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/29/2047	908.6	908.6	973.0	0.26%
Aerosphere Power Inc;Cartridge Actuated Devices, Inc	(#,^)	11 High Ridge Ln., Augusta, NJ 07822	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	7/29/2047	1,187.0	1,187.0	1,252.2	0.33%
Rigging & Welding Specialists, Inc. dba RWS Crane & Rigging	(#,^)	5800 Wade Rd.,, Baytown, TX 77521	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	7/29/2032	1,222.4	1,222.4	1,218.9	0.32%
Saul Escala DDS, P.C dba Escala Family Dentistry	(#,^)	590 South Federal Blvd, Denver, CO 80219	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	7/29/2032	150.3	150.3	139.1	0.04%
Amado Trader LLC dba Amado Games	(#,^)	5545 Bulls Bay Dr, Virginia Beach, VA 23462	Nonstore Retailers	Term Loan	Prime plus	2.75%	7/29/2032	85.6	85.6	75.7	0.02%
MCZ Enterprises, Inc. dba Assisted Living Locators	(#)	29 Magnolia Way, Bridgewater, MA 02324	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	7/29/2032	12.4	12.4	11.0	—%
Overby Trucking Company LLC	(#)	11801 Northbrook Cir, Chesterfield, VA 23838	Truck Transportation	Term Loan	Prime plus	2.75%	7/29/2032	12.3	12.3	10.9	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Battery Ninjas Inc dba Interstate Batteries of Greater Georgia	(#,^)	4563 Knight Rd., Macon, GA 31220	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus	2.75%	7/29/2032	215.1	215.1	190.7	0.05%
Heroes Tap House LLC	(#)	4555 Liberty Rd. S, Salem, OR 97302	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/28/2032	78.4	78.4	70.2	0.02%
Pinnacle Coating & Converting, Inc	(#,^)	212 National Ave., Spartanburg, SC 29303	Paper Manufacturing	Term Loan	Prime plus	2.75%	7/28/2047	136.9	136.9	153.5	0.04%
Lonesome Rider Coffee LLC	(#,^)	415 Fletcher Pkwy, El Cajon, CA 92020	Nonstore Retailers	Term Loan	Prime plus	2.75%	7/28/2032	16.1	16.1	14.8	—%
Practicing Perfection Institute, Inc	(#)	2780 South Jones Blvd. Ste. 3722, Las Vegas, NV 89146	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/28/2032	22.0	22.0	19.5	0.01%
Kingsbrook Healthcare Services PLLC dba Bloodworknow.com	(#)	1230 River Bend Dr., Ste. 107, Dallas, TX 75247	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	7/28/2032	14.7	14.7	13.0	—%
Nonno's Ice Cream Shoppe, Inc.	(#)	270 Seabury St,, Fall River, MA 02720	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/28/2032	19.4	19.4	18.4	—%
Eva Corp dba Premier Martial Arts	(#)	200 S Quebec St., Denver, CO 50230	Educational Services	Term Loan	Prime plus	2.75%	12/28/2032	47.7	47.7	43.1	0.01%
Tiarra Dunston Taylor, dba Cherish'D Crown	(#)	164 Roundabout Ct, Rocky Mount, NC 27804	Personal and Laundry Services	Term Loan	Prime plus	6.5%	7/28/2032	10.8	10.8	11.0	—%
Pinnacle Coating & Converting, Inc	(#,^)	212 National Ave., Spartanburg, SC 29303	Paper Manufacturing	Term Loan	Prime plus	2.75%	7/28/2032	259.2	259.2	272.6	0.07%
Clava LLC	(#,^)	23682 Birtcher Dr, Lake Forest, CA 92630	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/28/2032	128.4	128.4	116.0	0.03%
Vanguard Utility Service, Inc.	(#,^)	1421 West 9th St., Owensboro, KY 42301	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	7/27/2032	122.3	122.3	108.2	0.03%
BEACON SEARCH GROUP INC	(#)	4201 W Sevilla St, Tampa, FL 33629	Administrative and Support Services	Term Loan	Prime plus	2.75%	7/27/2032	22.0	22.0	19.5	0.01%
Rustic Red Door Company Inc	(#,^)	2180 Colflesh Rd., Perkiomenville, PA 18074	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	7/27/2032	97.7	97.7	86.5	0.02%
Holliston Asphalt & Concrete Inc.	(#,^)	157 - 165 Lowland St., Holliston, MA 01746	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	7/27/2032	391.0	391.0	351.4	0.09%
Via Pilates, LLC	(#)	1410 E Lake Mead Pkwy. #130, Henderson, NV 89015	Personal and Laundry Services	Term Loan	Prime plus	2.75%	11/27/2032	62.1	62.1	56.0	0.01%
Anne Mccarthy Law PC	(#)	11 Broadway, Ste. 615, New York, NY 10004	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	7/27/2032	24.6	24.6	24.9	0.01%
Tetiana Maikovych	(#)	1918 Bellmore Ave, Bellmore, NY 11710	Personal and Laundry Services	Term Loan	Prime plus	6.5%	7/27/2032	12.3	12.3	12.5	—%
KIJ Place LLC	(#,^)	134 East Main St., Tipp City, OH 45371	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/27/2047	146.8	146.8	155.8	0.04%
OC Enterprise Development Inc dba Luxury Flooring & Remodeling	(#,^)	1701 E Edinger Ave #C13, Santa Ana, CA 92705	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	7/27/2032	22.0	22.0	19.5	0.01%
Mendrop Engineering Resources LLC	(#,^)	854 Wilson Dr., Ridgleland, MS 39157	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/27/2032	305.7	305.7	277.9	0.07%
In the Round LLC dba Worley Sound	(#,^)	702 Rundle Ave., Nashville, TN 37206	Rental and Leasing Services	Term Loan	Prime plus	2.75%	7/27/2032	164.9	164.9	161.1	0.04%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Shazad I Rasul dba Elite Construction	(#)	64 Nassau St., Islip Terrace, NY 11752	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	7/27/2032	24.6	24.6	24.9	0.01%
Galaxy Specialties LLC dba MAAR's Pizza & More	(#)	14218 Nacogdoches Rd., San Antonio, TX 78247	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/26/2032	20.5	20.5	18.6	—%
Naughton Energy Corporation	(#,^)	1898 Rte. 940, Pocono Pines, PA 18350	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	7/26/2032	606.9	606.9	600.3	0.16%
RCS Oakleaf, LLC dba ORANGETHEORY FITNESS OAKLEAF	(#)	9610 Applecross Rd., Jacksonville, FL 32222	Personal and Laundry Services	Term Loan	Prime plus	2.75%	7/26/2032	44.7	44.7	39.5	0.01%
Surgical Republic LLC	(#,^)	428 Main St., Huntington Beach, CA 92648	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	7/26/2032	129.6	129.6	115.1	0.03%
ASAP Tobacco INC.dba Smokerz Land	(#,^)	19042 Brookhurst St., Huntington Beach, CA 92646	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	7/26/2032	64.1	64.1	56.7	0.02%
ASAP Tobacco 3 Inc dba Smokerz Land 2 Smoke Shop	(#,^)	222 E 17th St, Costa Mesa, CA 92627	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	7/26/2032	64.1	64.1	56.7	0.02%
Friendly Fish, LLC dba Pokemoto	(#)	1025 Nashville Pike, Ste. 130, Gallatin, TN 37066	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/26/2032	66.7	66.7	59.7	0.02%
Martin FITT Group LLC dba 30 Minute Hit Chandler	(#)	250 South Arizona Ave., Chandler, AZ 85225	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/26/2032	40.3	40.3	36.0	0.01%
Accel Compression, Inc	(#,^)	4500 S County Rd 1310, Odessa, TX 79765	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	7/26/2032	244.5	244.5	235.3	0.06%
Crescent Blue Insurance Agency, LLC	(#)	5398 East Mountain St. #A, Stone Mountain, GA 30083	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	7/26/2032	14.5	14.5	12.8	—%
SwingShots LLC	(#,^)	3644 Springwell Ct, Douglasville, GA 30135	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/25/2032	22.0	22.0	20.1	0.01%
The Dakota Hill Company &Big Sky Development Inc	(#)	316 Lake Point Ln., Belews Creek, NC 27009	Truck Transportation	Term Loan	Prime plus	2.75%	7/25/2032	93.9	93.9	83.1	0.02%
Mesh LLC dba Mesh Fabrication	(#,^)	2900 44th Ave. N, Saint Petersburg, FL 33714	Furniture and Related Product Manufacturing	Term Loan	Prime plus	2.75%	7/25/2032	493.4	493.4	437.9	0.12%
Dom N' Tom Inc	(#,^)	11937 Shannon Ct., Orland Park, IL 60467	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/25/2032	293.4	293.4	259.5	0.07%
Bassett's Cricket Ranch, Inc	(#,^)	365 S. Mariposa Ave, Visalia, CA 93292	Animal Production and Aquaculture	Term Loan	Prime plus	2.75%	7/22/2032	85.5	85.5	90.0	0.02%
Kestrel 360 Inc dba Kestrel Verifiers	(#,^)	2700 Wells Dr., Hood River, OR 97031	Administrative and Support Services	Term Loan	Prime plus	2.75%	7/22/2032	244.4	244.4	216.7	0.06%
Formation Holdings LLC and Echo Financial LLC	(#,^)	316 County Rd. 904, Joshua, TX 76058	Primary Metal Manufacturing	Term Loan	Prime plus	2.75%	7/22/2032	391.3	391.3	363.8	0.10%
Royal Anvil LLC	(#)	9918 Harwin Dr., Houston, TX 77036	Repair and Maintenance	Term Loan	Prime plus	6.5%	7/22/2032	13.5	13.5	13.7	—%
Wesko Construction, LLC	(#)	143 Chatham St., Sanford, NC 27330	Construction of Buildings	Term Loan	Prime plus	2.75%	7/22/2032	122.5	122.5	109.7	0.03%
Napoleon Tree Service, LLC	(#)	1321 Miller Ave, Winter Park, FL 32789	Administrative and Support Services	Term Loan	Prime plus	2.75%	7/22/2032	20.5	20.5	18.7	—%
Pioneer Welding and Fabrication, Inc	(#,^)	1051 Ocoee Apopka Rd, Apopka, FL 32703	Primary Metal Manufacturing	Term Loan	Prime plus	2.75%	7/22/2032	864.8	864.8	770.4	0.21%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

BE THE LIGHT DECOR LLC	(#)	389 Aspen Creek Ct., Covington, LA 70433	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	7/22/2032	22.0	22.0	20.0	0.01%
Swan Dancewear LLC	(#,^)	234 Haverford Ave., Narberth, PA 19072	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	7/22/2032	53.2	53.2	47.1	0.01%
Samuel I. Mosco dba Flying Dutchman Cinema	(#)	1606 W Victory Blvd., Burbank, CA 91506	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	7/22/2032	14.7	14.7	13.7	—%
SALU-SALO FILIPINO CUISINE LLC	(#)	7401 Matlock Rd., Ste.113, Arlington, TX 76002	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/22/2032	13.3	13.3	11.8	—%
OC Construction Management dba OCGP LLC	(#,^)	130 W 42nd St., New York, NY 10036	Construction of Buildings	Term Loan	Prime plus	2.75%	7/22/2032	733.1	733.1	648.5	0.17%
Traditions Company LLC;Traditions Photography Inc	(#,^)	14284 Lewis Ln, Nampa, ID 83686	Construction of Buildings	Term Loan	Prime plus	2.75%	7/22/2032	207.9	207.9	183.9	0.05%
JAQUEZA ENTERPRISES LLC	(#)	7901 4th St. North Ste. 300, ST. PETERSBURG, FL 33702	Truck Transportation	Term Loan	Prime plus	6.5%	7/22/2032	24.6	24.6	24.9	0.01%
Western Motel, LLC	(#,^)	180 west Main St., Lovell, WY 82431	Accommodation	Term Loan	Prime plus	2.75%	7/21/2047	114.9	114.9	128.8	0.03%
Hometown Branding LLC	(#)	248 Turner Oaks Dr., Cary, NC 27518	Nonstore Retailers	Term Loan	Prime plus	2.75%	7/21/2032	14.7	14.7	13.0	—%
Anitas Home LLC	(#)	3345 SW 67th Ave, Miami, FL 33155	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	6.5%	7/21/2032	24.6	24.6	24.9	0.01%
Sesolinc Group Inc	(#,^)	50 SE Ocean Blvd, Stuart, FL 34994	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	7/21/2047	152.8	152.8	170.0	0.05%
Hamilton & Associates Real Estate Firm	(#,^)	11776 W Sample Rd, Coral Springs, FL 33065	Real Estate	Term Loan	Prime plus	2.75%	7/21/2047	152.1	152.1	165.5	0.04%
Altick Incorporated	(#,^)	506 Sequoia Ave, Redwood City, CA 94061	Real Estate	Term Loan	Prime plus	2.75%	7/20/2032	61.1	61.1	54.1	0.01%
TNT Family Entertainment Inc	(#)	7010 S state HWY 78,, Sachse, TX 75048	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/20/2048	781.5	781.5	822.8	0.22%
A-Squared Plus Investments and Properties dba Utopian Gaming	(#)	605 Lapalco Blvd, Ste. J, Greta, LA 70056	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	7/20/2032	49.5	49.5	44.7	0.01%
M&L Appliance Services, Inc.	(#,^)	11 Chrysanthemum Ct., Sewell, NJ 08080	Repair and Maintenance	Term Loan	Prime plus	2.75%	7/20/2032	22.0	22.0	19.5	0.01%
Bread & Culture LLC	(#,^)	1958 Washington Valley Rd, Martinsville, NJ 08836	Food Manufacturing	Term Loan	Prime plus	2.75%	7/20/2032	14.7	14.7	13.6	—%
Quickscript, Inc.	(#,^)	18191 Von Karman Ave., Irvine, CA 92612	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/20/2032	85.6	85.6	75.7	0.02%
Lusby Law, PA	(#)	2860 -A Ward Blvd,, Wilson, NC 27893	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	7/19/2032	24.6	24.6	24.9	0.01%
The Toota Group LLC dba Toota Auto Group, Toota Mobile Homes	(#)	1367 Rt 88, Lakewood, NJ 08701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	7/19/2032	14.7	14.7	13.0	—%
White Caps Stewardship LLC dba Sylvan Learning	(#)	26040 Detroit Rd,Ste. #5, Westlake, OH 44145	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	7/19/2032	12.3	12.3	12.5	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

JJD Vending LLC	(#)	10950 SW 40th Ter., Miami, FL 33165	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	7/19/2032	24.6	24.6	24.9	0.01%
Settimio Consulting Services Inc	(#,^)	2401 Executive Plz. Rd, Pensacola, FL 32504	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/19/2032	85.5	85.5	75.7	0.02%
Khaled Alammari	(#,^)	1474 Broadway Ave, San Pablo, CA 94806	Food and Beverage Stores	Term Loan	Prime plus	2.75%	7/19/2032	73.3	73.3	65.0	0.02%
AG & B CONSTRUCTION, INC dba Bella Closets and Cabinets	(#,^)	1819 Belcroft Ave, South El Monte, CA 91733	Construction of Buildings	Term Loan	Prime plus	2.75%	7/19/2032	122.2	122.2	108.6	0.03%
K 12 Culinary Connection LLC	(#)	6025 Hardin Dr, Bryant, AR 72022	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/19/2032	47.7	47.7	42.2	0.01%
FOURTH GENERATION APPAREL INC	(#)	12 Meridian Dr, Safety Harbor, FL 34695	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	7/18/2032	58.8	58.8	52.0	0.01%
Turo Fitness Holdings LLC dba Brutal Born Gym	(#)	2054 Beacon Manor Dr, Fort Myers, FL 33907	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/18/2032	8.8	8.8	8.2	—%
Inklings Book Shoppe LLC	(#)	2120 S Combee Rd, Lakeland, FL 33801	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	7/18/2032	8.5	8.5	7.5	—%
HCA84 LLC dba Lifestar Home Care	(#,^)	312 Old Home Pl., Oklahoma City, OK 73099	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	7/15/2032	110.0	110.0	113.0	0.03%
Step by Step Speech Corporation	(#)	1400 NW 107th Ave, Ste. 306, Miami, FL 33172	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	7/15/2032	24.6	24.6	24.9	0.01%
Get Your Beauty On LLC	(#)	11150 Huron St, Northglenn, CO 80234	Personal and Laundry Services	Term Loan	Prime plus	2.75%	7/15/2032	10.3	10.3	9.2	—%
Yasmin E Sorte Consulting LLC dba Y.E.S. Consulting	(#,^)	317 Hamlet Cir., Berwyn, PA 19312	Social Assistance	Term Loan	Prime plus	2.75%	7/15/2032	61.4	61.4	54.3	0.01%
Fresh-Start, LLC	(#,^)	270 Purcell Blvd, Pueblo West, CO 81007	Administrative and Support Services	Term Loan	Prime plus	2.75%	7/15/2047	121.5	121.5	133.9	0.04%
Smile Market Inc	(#,^)	2335 NW 107th Ave., Apt # B57, Miami, FL 33172	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	7/14/2032	85.6	85.6	75.7	0.02%
Signature Automotive Accessories Inc	(#,^)	330 Providence St, West Warwick, RI 02893	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	7/14/2047	131.1	131.1	139.7	0.04%
J J Theibault Jr Landscape Designer Inc	(#,^)	1245 Ridge Ave, Lakewood, NJ 08701	Administrative and Support Services	Term Loan	Prime plus	2.75%	7/14/2032	22.0	22.0	23.1	0.01%
SGS Fit Bis dba Sweat 440	(#)	777 Biscayne Blvd., Miami, FL 33132	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	1/14/2033	122.3	122.3	129.0	0.03%
Arcadia Family Fun Center LLC	(#,^)	925 S Oakwood Ave, Geneseo, IL 61254	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/14/2047	87.1	87.1	97.7	0.03%
Law Office of Katia Teirstein PLLC dba TATTOO VISA	(#,^)	40 Powder Horn Rd, Cortlandt Manor, NY 10567	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/14/2032	22.0	22.0	19.5	0.01%
CMK General Enterprises dba Aamco Transmissions and Total Car Care	(#)	51 Goering Ave, Cheektowaga, NY 14225	Repair and Maintenance	Term Loan	Prime plus	2.75%	7/13/2032	57.4	57.4	52.5	0.01%
Know Pressure Washing, LLC	(#,^)	2645 Pebble Valley, San Antonio, TX 78232	Administrative and Support Services	Term Loan	Prime plus	2.75%	7/13/2032	7.8	7.8	7.2	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

AD Creations, LLC dba Essence Day Spa	(#)	505 18th Ave N Unit B Apt. G, Myrtle Beach, SC 29577	Personal and Laundry Services	Term Loan	Prime plus	6.5%	7/12/2032	24.6	24.6	24.9	0.01%
Juan Gutierrez dba EL COTIXAN MEXICAN FOOD #1 and EL COTIXAN TAQUERIA	(#)	538 N 2nd St, El Cajon, CA 92021	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/8/2032	15.4	15.4	13.6	—%
LED UNLIMITED LLC	(#)	2604 San Eduardo, Mission, TX 78572	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	7/8/2032	24.6	24.6	24.9	0.01%
WHOLEVEL LLC	(#)	13007 SW 68th Ter., Miami, FL 33183	Nonstore Retailers	Term Loan	Prime plus	6.5%	7/8/2032	24.6	24.6	24.9	0.01%
MoreHair City Salon LLC	(#)	412 Evans St., Ste. A, Morehead City, NC 28557	Personal and Laundry Services	Term Loan	Prime plus	6.5%	7/8/2032	24.5	24.5	24.9	0.01%
Gregory P. Jellenek, O.D. & Associates, P.C . Gregory P. Jellenek, O.D	(#)	1490 Quarterpath Rd. 5A, Williamsburg, VA 23185	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	7/8/2032	42.8	42.8	38.3	0.01%
Inkk Culture Tattoo LLC and N.D.L. Properties, LLC	(#,^)	840 E River Pl., Jackson, MS 39202	Personal and Laundry Services	Term Loan	Prime plus	2.75%	7/8/2047	117.6	117.6	128.9	0.03%
Dusty Rose Farm LLC	(#,^)	11150 NE 36th Ave, Anthony, FL 32617	Support Activities for Agriculture and Forestry	Term Loan	Prime plus	2.75%	7/8/2032	17.6	17.6	18.2	—%
Monark Insurance Agency Inc	(#,^)	100 S Public Rd., Unit A, Lafayette, CO 80026	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	7/7/2047	62.7	62.7	68.5	0.02%
MODERN AESTHETICS LLC	(#)	1350 Market St, Tallahassee, FL 32312	Personal and Laundry Services	Term Loan	Prime plus	6.5%	7/7/2032	24.6	24.6	25.0	0.01%
Llamaste, Inc dba Llamaste Family Yoga Center	(#)	369 Ct. St., Brooklyn, NY 11231	Educational Services	Term Loan	Prime plus	2.75%	7/7/2032	83.1	83.1	74.3	0.02%
Seven Bicycles, Inc dba Supercuts	(#,^)	1880 Sharon Way, Reno, NV 89509	Personal and Laundry Services	Term Loan	Prime plus	2.75%	7/7/2032	150.4	150.4	158.2	0.04%
Payton Violins LLC	(#,^)	84 Scio St., Rochester, NY 14604	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	7/6/2032	186.9	186.9	166.1	0.04%
Artisan Inspired LLCdba BRUSH MASTERS PAINTING CONTRACTORS OF VINELAN	(#)	617 Fava Dr, Vineland, NJ 08360	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	7/5/2032	7.9	7.9	7.0	—%
Somerset Equestrian Trading LLC	(#,^)	1651 SE 195th Ter., Morriston, FL 32668	Nonstore Retailers	Term Loan	Prime plus	2.75%	7/5/2032	15.4	15.4	13.6	—%
IN THIS MOMENT TRUCKING LLC	(#)	142 walnut St., Kunkletown, PA 18058	Truck Transportation	Term Loan	Prime plus	6.5%	7/5/2032	24.5	24.5	24.9	0.01%
I/O Trak Inc dba E-Z Photo	(#,^)	830 Sunshine Ln, Altamonte Springs, FL 32714	Data Processing, Hosting, and Related Services	Term Loan	Prime plus	2.75%	7/1/2032	67.2	67.2	70.1	0.02%
Omega Express Home Loans Corporation	(#,^)	6016 Belfast Way, Roseville, CA 95747	Credit Intermediation and Related Activities	Term Loan	Prime plus	2.75%	6/30/2032	16.8	16.8	14.6	—%
Nerds Xpress, LLC and Barlow Executive Properties	(#,^)	25240 Lasher Rd., Ste. 2, Southfield, MI 48033	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/30/2032	161.5	161.5	139.9	0.04%
Industrial Control Concepts Inc;ICC Northwest Inc & 301 Memorial LLC	(#,^)	301 Memorial Dr, St. Louis, MO 63102	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/30/2047	1,244.2	1,244.2	1,252.6	0.33%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Westside Quick Services LIMITED LIABILITY COMPANY	(#)	9018 Cambridge Ave N, Minneapolis, MN 55443	Administrative and Support Services	Term Loan	Prime plus	6.5%	6/30/2032	24.4	24.4	24.1	0.01%
Performance Paint INC and Snyder Holding LLC	(#,^)	431 E Main St, Brownsburg, IN 46112	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/30/2047	100.4	100.4	111.7	0.03%
Priam Vineyards LLC; Winiarski Family Properties LLC; Winiarski Family	(#,^)	11 Shailor Hill Rd., Colchester, CT 06415	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	6/30/2047	738.3	738.3	754.7	0.20%
Paris Woodhull dba Paris Woodhull Illustrations	(#)	112 S Gay St, Knoxville, TN 37902	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	6.5%	6/30/2032	19.5	19.5	19.3	0.01%
Nerds Xpress, LLC and Barlow Executive Properties	(#,^)	25240 Lasher Rd.,Ste. 2, Southfield, MI 48033	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/30/2047	309.6	309.6	318.5	0.08%
Storm-Tek, INC	(#,^)	100 Glenborough Dr., Houston, TX 77060	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	6/30/2032	121.5	121.5	111.5	0.03%
Zeigler Concrete Reinforcing, Inc	(#,^)	2334 Babbitt Ave, Orlando, FL 32833	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/30/2032	103.3	103.3	90.1	0.02%
Art of Touch Therapeutic Massage and Healing Clinic Audra Erickson LLC	(#)	4415 NE Sandy Blvd, Portland, OR 97213	Personal and Laundry Services	Term Loan	Prime plus	6.5%	6/30/2032	8.8	8.8	8.7	—%
J. F. Medeiros Construction Inc	(#,^)	20471 3rd St., Hilmar, CA 95324	Construction of Buildings	Term Loan	Prime plus	2.75%	6/30/2032	61.0	61.0	52.8	0.01%
Orthologo Inc.	(#,^)	911 N MacArthur Blvd, Irving, TX 75061	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	6/30/2032	158.0	158.0	163.5	0.04%
Scenic Vans LLC dba Scenic Vanlife Rentals	(#,^)	3250 Granite Creek Pl, Newcastle, CA 95658	Rental and Leasing Services	Term Loan	Prime plus	2.75%	6/30/2032	68.0	68.0	71.0	0.02%
Learn Smart Pre School Inc	(#,^)	145 Mortimer Ave, Rutherford, NJ 07070	Social Assistance	Term Loan	Prime plus	2.75%	6/30/2047	223.7	223.7	242.4	0.06%
VELEZ ENTERPRISES, LLC	(#,^)	5602 Heritage Oak Dr, Portola Hills, CA 92679	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/30/2032	324.9	324.9	281.5	0.07%
Gyer Medical Billing LLC	(#)	26210 Christen Canyon Ln, Richmond, TX 77406	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/29/2032	19.5	19.5	19.3	0.01%
Nano Pharmaceutical Laboratories, LLC dba ZumXR	(#,^)	700 W. Mississippi Ave, Denver, CO 80223	Chemical Manufacturing	Term Loan	Prime plus	2.75%	6/29/2032	732.5	732.5	663.0	0.18%
SHY Beauty Inc	(#)	5458 N Ashland Ave, Chicago, IL 60640	Personal and Laundry Services	Term Loan	Prime plus	6.5%	6/29/2032	22.0	22.0	21.7	0.01%
Car Venient Auto LLC	(#,^)	2035 Ashby Rd, St. Louis, MO 63114	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	6/29/2047	55.3	55.3	61.0	0.02%
Viking Athletics LLC	(#)	635 New Park Ave, West Hartford, CT 06110	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	6.5%	6/29/2032	24.4	24.4	24.1	0.01%
JAG Medical Services	(#,^)	105 S Cedar St. Ste. A, Summerville, SC 29483	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/29/2032	11.7	11.7	10.4	—%
The Blonde Bistro LLC and Ciara June Semack	(#,^)	2042 Axemann Rd., Bellefonte, PA 16823	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/29/2047	140.5	140.5	153.8	0.04%
TRI-COUNTY SWEEPING SERVICES, INC	(#,^)	4900 SW 51st St, Davie, FL 33314	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/28/2032	170.1	170.1	147.1	0.04%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

T Z Trading Inc	(#,^)	25511 Budde Rd Ste. 1503, The Woodlands, TX 77380	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	6/28/2032	206.6	206.6	205.6	0.05%
Knowledge Analytics Inc	(#,^)	11716 Woodthrush Ln, Potomac, MD 20854	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/28/2032	170.4	170.4	147.4	0.04%
Stephen Key	(#,^)	9140 Stonegarden Dr., Lorton, VA 22079	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/28/2032	13.7	13.7	11.9	—%
Tres Marine Corp and Mark Compeaux	(#,^)	142 Evangeline Dr, Houma, LA 70360	Support Activities for Mining	Term Loan	Prime plus	2.75%	6/28/2032	874.9	874.9	804.6	0.21%
BOBWHITE COUNTER LLC	(#,^)	150 Warren St, Jersey City, NJ 07302	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/28/2032	145.8	145.8	127.2	0.03%
Skladco LLC	(#,^)	25 Wareham St., Building 2, Unit 1, Middleboro, MA 02346	Nonstore Retailers	Term Loan	Prime plus	2.75%	6/28/2032	16.0	16.0	13.9	—%
Digimatics Inc	(#,^)	4011 Vermaas Ave, Toledo, OH 43612	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	6/28/2032	51.0	51.0	52.5	0.01%
T.S.W RESIDENTIAL & COMMERCIAL SERVICES, INC	(#,^)	787 Commerce Dr., Venice, FL 34292	Construction of Buildings	Term Loan	Prime plus	2.75%	6/28/2032	170.1	170.1	147.2	0.04%
Fara Bender DMD PA	(#)	6169 Jog Rd Unit B-5, Lake Worth, FL 33467	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/27/2032	137.1	137.1	122.6	0.03%
Golden Phoenix Construction Company, Inc	(#,^)	37 N Altadenda Dr., Pasadena, CA 91107	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/27/2032	449.6	449.6	416.5	0.11%
Recovery Pathways LLC	(#,^)	863 N Pine Rd. Ste. A, Essexville, MI 48732	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/27/2032	134.9	134.9	116.7	0.03%
ESD Homes LLC	(#,^)	196 14th St NW, Atlanta, GA 30318	Construction of Buildings	Term Loan	Prime plus	2.75%	6/27/2032	72.9	72.9	63.1	0.02%
ACME Saw and Supply and Lodgepole, INC	(#,^)	1204 E Main St., Stockton, CA 95205	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	6/27/2032	522.9	522.9	460.9	0.12%
Jump Jump LLC	(#,^)	12600 Appaloosa Chase Dr, Austin, TX 78732	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/27/2047	193.4	193.4	207.4	0.06%
Solshine Yoga LLC	(#)	96 College Heights Blvd, Clemson, SC 29631	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/27/2032	61.1	61.1	63.8	0.02%
Torchmark Enterprises Inc dba Mwah Flowers	(#,^)	1086 Broadway, Brooklyn, NY 11221	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	6/27/2032	103.0	103.0	89.1	0.02%
SAM'S PLACE LOTTERY & TOBACCO, INC	(#,^)	189 Manheim Rd, Schuylkill Haven, PA 17972	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	6/27/2032	243.0	243.0	210.2	0.06%
JT Way LLC;Genthree LLC;Case Restaurant Group & Sonshine Group	(#,^)	330 Greater Butler Mart, Butler, PA 16001	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/27/2032	194.4	194.4	169.2	0.05%
Digital Dream Labs, Inc	(#,^)	6022 Broad St., Pittsburgh, PA 15206	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	6/24/2032	860.0	860.0	761.1	0.20%
AVVA MINA INC dba Doctor's Choice Pharmacy	(#,^)	639 N 13th Ave, Upland, CA 91786	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	6/24/2032	121.5	121.5	105.1	0.03%
Suha Restaurants LLC dba The Great Greek Grill	(#,^)	8211 Byron Center Ave SW, Ste. A, Byron Center, MI 49315	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/24/2032	18.2	18.2	19.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Don Green Electric LLC	(#,^)	1209 SE Dixie Cut Off Rd., Stuart, FL 34994	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/24/2032	80.4	80.4	69.6	0.02%
JDT Pickup and Delivery Service LLC	(#)	2870 Gonzaga Ave, Richmond, CA 94806	Couriers and Messengers	Term Loan	Prime plus	6.5%	6/24/2032	24.4	24.4	24.0	0.01%
Jadar Entertainment LLC	(#,^)	468 N Camden Dr, Beverly Hills, CA 90210	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	6/24/2032	85.1	85.1	73.6	0.02%
Northern Builders LLC	(#,^)	30 Porter St., Littleton, NH 03561	Construction of Buildings	Term Loan	Prime plus	2.75%	6/24/2032	437.5	437.5	398.5	0.11%
The Concrete Company, LLC and Cabriales Holding LLC	(#,^)	10940 S Parker Rd., Parker, CO 80134	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	6/24/2047	345.5	345.5	326.9	0.09%
TRUYOU RENEW LLC	(#,^)	38221 Plymouth Rd, Ste. #6, Livonia, MI 48150	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/23/2032	43.7	43.7	40.7	0.01%
JNH Consulting Services, LLC and AllTax Associates, LLC	(#,^)	2107 Sherry St., Arlington, TX 76010	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/23/2032	114.2	114.2	98.8	0.03%
ABC Intercargo LLC	(#,^)	2700 Glades Cir, Weston, FL 33327	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/23/2032	100.9	100.9	87.7	0.02%
Penny Almond, LPC, LLC	(#)	1401 Malvern Ave Ste 260, Hot Springs, AR 71901	Social Assistance	Term Loan	Prime plus	6.5%	6/23/2032	24.4	24.4	24.0	0.01%
CT Mets Baseball Academy LLC	(#,^)	216 Foxon Rd, North Branford, CT 06471	Educational Services	Term Loan	Prime plus	2.75%	6/23/2032	56.9	56.9	49.4	0.01%
Ebony T Grimes dba Grimes Day Care	(#)	5231 Oxford Ave, Philadelphia, PA 19124	Social Assistance	Term Loan	Prime plus	6.5%	6/23/2032	12.3	12.3	12.1	—%
Adelko Inc dba dba GRAND WELCOME BEVERLY HILLS	(#,^)	9937 Shirley Ave, Northridge, CA 91324	Real Estate	Term Loan	Prime plus	2.75%	6/23/2032	51.0	51.0	44.1	0.01%
Tocino Strategies LLC	(#)	7133 E Plata Ave, Mesa, AZ 85212	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/23/2032	24.4	24.4	24.0	0.01%
Chicago Knife Works Inc	(#,^)	6427 W Dempster St., Morton Grove, IL 60053	Nonstore Retailers	Term Loan	Prime plus	2.75%	6/23/2032	72.9	72.9	63.1	0.02%
Creamalicious Inc	(#,^)	6953 Tarragon Ct, Liberty Township, OH 45011	Food Manufacturing	Term Loan	Prime plus	2.75%	6/23/2032	86.3	86.3	74.6	0.02%
Perfect Day NY LLC	(#)	384 Knickerbocker Ave, Brooklyn, NY 11237	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	6.5%	6/23/2032	23.5	23.5	23.1	0.01%
Conliff Solutions LLC	(#,^)	23664 Jayadev Ter, Brambleton, VA 20148	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/22/2032	14.6	14.6	12.6	—%
MJ Enterprise Holdings Inc	(#,^)	2600 Cabover Dr, Hanover, MD 21076	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/22/2032	20.8	20.8	18.2	—%
Talley Brothers, Inc	(#,^)	210 Executive Dr., Newark, DE 19702	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/22/2032	85.1	85.1	73.6	0.02%
Power Move Ventures LLC	(#,^)	3700 S Conway Rd.,Ste. 101, Orlando, FL 32812	Nonstore Retailers	Term Loan	Prime plus	2.75%	6/22/2032	21.9	21.9	18.9	0.01%
Nerac, Inc	(#,^)	1 Technology Dr. aka 303 Merrow Rd., Tolland, CT 06084	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/22/2047	489.8	489.8	544.4	0.15%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

On Point Med Spa & Wellness Center LLC	(#,^)	799 Christmas Ave, Bethlehem, GA 30620	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/22/2032	83.8	83.8	74.3	0.02%
Diabs, LLC	(#,^)	2395 San Siro St., Henderson, NV 89044	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	6/22/2032	8.9	8.9	7.7	—%
Orbilibrium Corporation and Mathew Wanyama	(#,^)	102 Pawnee Dr., Montgomery, TX 77316	Real Estate	Term Loan	Prime plus	2.75%	6/22/2047	22.4	22.4	24.9	0.01%
Ageless Simplicity LLC	(#,^)	21800 Towncenter Plz 239, Sterling, VA 20164	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/22/2032	21.9	21.9	20.2	0.01%
Truth Excavation LLC	(#,^)	164 Wahikuli Rd., Lahaina, HI 96761	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/22/2032	85.1	85.1	88.7	0.02%
MedAir Labs, LLC	(#,^)	10500 Antenucci Blvd, Garfield Heights, OH 44125	Machinery Manufacturing	Term Loan	Prime plus	2.75%	6/22/2032	364.6	364.6	380.0	0.10%
The Hills Tandem LLC	(#,^)	132 Palmer Pointe Way, Holly Springs, NC 27540	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/22/2032	58.3	58.3	50.7	0.01%
Empire Countertops LLC	(#,^)	1137 Enterprise Dr., Pilot Point, TX 76258	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	6/21/2032	268.8	268.8	280.2	0.07%
Empire Countertops LLC	(#,^)	1137 enterprise Dr., Pilot Point, TX 76258	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	6/21/2032	830.9	830.9	771.5	0.21%
Prancing Paws Grooming Salon LLC	(#,^)	120 N Main St, Germantown, OH 45327	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/21/2047	17.5	17.5	18.6	—%
Maria Pena	(#,^)	537 Swallow Ln, Lodi, CA 95240	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/21/2032	16.8	16.8	17.1	—%
Jason Howard	(#,^)	39425 234th St, Woonsocket, SD 57385	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/20/2032	18.4	18.4	15.9	—%
Shawn Soiland	(#,^)	10 Ascot Dr, Santa Rosa, CA 95403	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/20/2032	85.1	85.1	78.0	0.02%
Teleflex Group Inc dba TL Cargo	(#,^)	8520 nw 66 St., Miami, FL 33166	Support Activities for Transportation	Term Loan	Prime plus	2.75%	6/17/2032	41.3	41.3	36.7	0.01%
H & M Associates LLC	(#,^)	108 Harlow St, Pittsburgh, PA 15218	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	6/17/2032	17.6	17.6	15.2	—%
HYGCO	(#,^)	2000 Anchor Ct, Thousand Oaks, CA 91320	Chemical Manufacturing	Term Loan	Prime plus	2.75%	6/17/2032	182.3	182.3	175.2	0.05%
Mistry's Custom Solutions LLC dba American Body Works	(#,^)	420 S Mill St., Lewisville, TX 75057	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/17/2032	85.1	85.1	73.6	0.02%
Foundation Business Enterprises, LLC	(#,^)	744 Noah Dr., Ste. 113, Jasper, GA 30143	Construction of Buildings	Term Loan	Prime plus	2.75%	6/17/2032	127.6	127.6	110.4	0.03%
CCuest LLC dba Synergy HomeCare of Palm Bay	(#,^)	1501 Robert J. Conlan Rd., Palm Bay, FL 32905	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/17/2032	19.2	19.2	16.6	—%
YDK Enterprise LLC	(#)	115 Mowbray Dr, Kew Gardens, NY 11415	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/17/2032	24.4	24.4	24.0	0.01%
Mendoza Trucking and Logistics INC	(#,^)	2320 Greenbriar Dr., Unit B, Chula Vista, CA 91915	Truck Transportation	Term Loan	Prime plus	2.75%	6/17/2032	21.9	21.9	18.9	0.01%
Finch Clinic, P.L.L.C. dba Axcel Treatment and Recovery	(#,^)	1105 Memorial Dr.,, Denison, TX 75020	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/17/2032	71.1	71.1	66.4	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Biocanic, Inc	(#,^)	4976 Foothill Blvd, San Diego, CA 92109	Publishing Industries (except Internet)	Term Loan	Prime plus	2.75%	6/17/2032	60.8	60.8	52.5	0.01%
Muse Enterprises Inc	(#,^)	498 County Rd 4711, Kempner, TX 76539	Construction of Buildings	Term Loan	Prime plus	2.75%	6/17/2032	49.8	49.8	47.2	0.01%
STAFFINGPOINT LLC	(#,^)	3371 Baywood Ter., Fremont, CA 94536	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/17/2032	14.6	14.6	12.6	—%
Premier Healthcare Service	(#)	1015 Eden Way North, Chesapeake, VA 23320	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	11/16/2047	134.8	134.8	144.9	0.04%
KT Supply LLC	(#,^)	39 Graphic Pl., Moonachie, NJ 07024	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/16/2032	85.1	85.1	73.6	0.02%
Gentle Partners in Hospice LLC	(#,^)	1635 NE Interstate 410 Loop Ste 501, San Antonio, TX 78209	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	6/16/2032	66.8	66.8	57.8	0.02%
Soapbox Studio, LLC and The Vault Recording Lounge, LLC	(#)	4031 Fambrough Dr, Powder Springs, GA 30127	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	6/16/2032	121.5	121.5	116.8	0.03%
Erin Cervantes dba Security Carpet Cleaners	(#,^)	15260 Cheshire Way, San Antonio, TX 78254	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/16/2032	10.8	10.8	9.4	—%
Edgar Almanzar Insurance Agency Inc.	(#,^)	477 central Ave, White Plains, NY 10606	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	6/16/2032	21.9	21.9	18.9	0.01%
Daedalus Works LLC	(#,^)	17 RD 3500, Flora Vista, NM 87415	Machinery Manufacturing	Term Loan	Prime plus	2.75%	6/15/2032	46.2	46.2	44.6	0.01%
KLZS Electric LLC dba Mr Electric of Middleton	(#,^)	285 E Deer Trail Rd, Clayton, DE 19938	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/15/2032	11.7	11.7	10.1	—%
Rupisan Companies, LLC	(#)	5460 Jaguar Way, Littleton, CO 80130	General Merchandise Stores	Term Loan	Prime plus	2.75%	6/14/2032	21.9	21.9	18.9	0.01%
Innovative Concepts Construction LLC	(#,^)	2196 Fenton Pkwy,Apt 310, San Diego,, CA 92108	Construction of Buildings	Term Loan	Prime plus	2.75%	6/14/2032	10.9	10.9	9.5	—%
Spend Less Store LLC	(#)	516 E Juanita Ave, Ste. 3, Mesa, AZ 85204	Food and Beverage Stores	Term Loan	Prime plus	6.5%	6/14/2032	24.4	24.4	24.0	0.01%
Jand J Darling Ventures dba Clean Air Lawn Care Austin NW	(#)	5404 Pendleton LN, Austin, TX 78723	Administrative and Support Services	Term Loan	Prime plus	6.5%	6/14/2032	9.8	9.8	9.6	—%
Signature Nail Salon Inc.	(#)	11505 NE Fourth Plain Blvd., Ste. F3, Vancouver, WA 98662	Personal and Laundry Services	Term Loan	Prime plus	6.5%	6/14/2032	14.7	14.7	14.4	—%
Coast 2 Coast Consulting, LLC	(#,^)	5630 S Garth Ave, Los Angeles, CA 90056	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/13/2032	21.9	21.9	18.9	0.01%
Code 3 Security LLC	(#,^)	6401 Eldorado Pkwy, Ste. 224, McKinney, TX 75070	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/10/2032	21.9	21.9	18.9	0.01%
American Plumbing Solutions Inc	(#,^)	34 11th Ave., Farmingdale, NY 11735	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/10/2032	21.9	21.9	18.9	0.01%
J LaMendola Physical Therapy PC	(#)	1100 Clove Rd. Ste. G-C, Staten Island, NY 10301	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/10/2048	151.0	151.0	163.2	0.04%
ALLIANCE DIGITAL PROPERTIES INC	(#,^)	1407 Foothill Blvd 305, La Verne, CA 91750	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/10/2032	21.9	21.9	18.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sebastian Castelli, PA	(#,^)	12187 Beach Blvd, Ste. 1, Jacksonville, FL 32246	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/10/2032	72.9	72.9	63.6	0.02%
Nepal Dog Treat LLC	(#,^)	11775 Stratford House Pl #303,, Reston, VA 20190	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	6/10/2032	243.0	243.0	210.2	0.06%
Spartan Bikes, LLC	(#,^)	2974 N Alma School Rd, Chandler, AZ 85224	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	6/10/2032	21.9	21.9	18.9	0.01%
Ridge Renovation and Construction LLC	(#,^)	1736 E Greenway St, Mesa, AZ 85203	Construction of Buildings	Term Loan	Prime plus	2.75%	6/10/2032	55.9	55.9	49.7	0.01%
Triple Bs Inc	(#,^)	12189 Livingston Rd, Manassas, VA 20109	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	6/10/2032	85.1	85.1	74.1	0.02%
3Dio, LLC	(#,^)	5900 NE 152nd Ave, Vancouver, WA 98682	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	6/9/2032	97.2	97.2	84.1	0.02%

Machfu Inc	(#,^)	9200 Corporate Blvd., Ste. 470, Rockville, MD 20850	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	6/9/2032	85.1	85.1	73.6	0.02%
TKSPizza LLC	(#,^)	505 Hansen Ave, Butler, PA 16001	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/9/2032	21.8	21.8	22.8	0.01%
Folcon LLC	(#,^)	516 West Walnut St., Kalamazoo, MI 49007	Real Estate	Term Loan	Prime plus	2.75%	6/9/2047	42.0	42.0	44.9	0.01%
GEMsmash LLC	(#,^)	2025 Belford Dr, Walnut Creek, CA 94598	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	6/9/2032	85.1	85.1	78.3	0.02%
EDIA World LLC	(#)	3345 SW 67th Ave, Miami, FL 33155	Nonstore Retailers	Term Loan	Prime plus	6.5%	6/9/2032	24.4	24.4	24.0	0.01%
Lighting Management Inc	(#,^)	618 Corporate Way, Unit 1, Valley Cottage, NY 10989	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/9/2032	239.5	239.5	207.1	0.06%
Ballard Construction LLC	(#,^)	440 Timothy St., Junction City, OR 97448	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/9/2032	85.1	85.1	88.7	0.02%
Iron Valley Insurance Services Inc	(#,^)	2366 Navigation Cir., Placentia, CA 92870	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	6/8/2032	10.9	10.9	9.5	—%
Stella del Mare, LLC	(#,^)	2804 NE 8th St., Ste. 103, Homestead, FL 33033	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/8/2032	12.4	12.4	10.7	—%
MFT Solutions LLC	(#)	110 E 43rd St., Apt 115, Boise, ID 83714	Repair and Maintenance	Term Loan	Prime plus	6.5%	6/8/2032	14.7	14.7	14.4	—%
Hurricane Beauty LLC	(#,^)	1110 Vandon Loop, Berlin, NJ 08009	Nonstore Retailers	Term Loan	Prime plus	2.75%	6/8/2032	14.6	14.6	12.6	—%
CarrThom Development, LLC	(#,^)	52 T St. NW, Washington, DC 20001	Construction of Buildings	Term Loan	Prime plus	2.75%	6/8/2032	104.5	104.5	90.4	0.02%
ALL OFF GRID, LLC	(#,^)	10927 Big Lake Rd., Ste.s M&N, Wasilla, AK 99694	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/8/2032	21.9	21.9	20.8	0.01%
Black Martin Brands LLC	(#,^)	9N915 Heatherington Pl., Elgin, IL 60124	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	6/8/2032	17.5	17.5	15.1	—%
PERU Q PRODUCTS LLC	(#,^)	21772 Ladyslipper Square, Ashburn, VA 20147	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	6/8/2032	18.2	18.2	15.8	—%
Reliant Medical Group LLC	(#,^)	3935 W Reno Ave, Ste. H, Las Vegas, NV 89118	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	6/7/2032	85.1	85.1	80.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

AB Liquor LLC	(#,^)	16900 Chenal Pkwy., Ste. 130, Little Rock, AR 72223	Food and Beverage Stores	Term Loan	Prime plus	2.75%	6/7/2032	85.1	85.1	88.7	0.02%
ANK Waterfront Inc	(#,^)	3322 Sheridan Rd, Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/7/2047	486.6	486.6	494.8	0.13%
FOOTHILL FEED AND MERCANTILE LLC	(#)	1330 GEIGER GRADE Rd., RENO, NV 89521	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	6.5%	6/7/2032	19.1	19.1	18.7	—%
ANK Mexican Grill Inc	(#,^)	3322 Sheridan Rd., Kenosha, WI 53140	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/7/2032	333.6	333.6	288.5	0.08%
J Michelle's LLC	(#)	620 Windham St, Petersburg, VA 23803	Food Services and Drinking Places	Term Loan	Prime plus	6.5%	6/7/2032	5.8	5.8	5.7	—%
C.I.I. INC	(#,^)	6001 S Decatur Blvd.,, Las Vegas, NV 89118	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	6/7/2032	362.9	362.9	314.0	0.08%
SMART LOGISTICS LLC	(#,^)	600 Getty Ave, Clifton, NJ 07011	Truck Transportation	Term Loan	Prime plus	2.75%	6/7/2032	21.9	21.9	18.9	0.01%
BARSE & CO INC	(#,^)	8701 John W. Carpenter Fwy, Ste. 140, Dallas, TX 75247	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/7/2032	14.6	14.6	12.6	—%
Bellasky LLC DBA Happy Day	(#,^)	26279 CO-74, Kittredge, CO 80457	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/6/2047	75.8	75.8	84.3	0.02%
T&F Express Services, LLC	(#,^)	16420 SE McGillivary, Vancouver, WA 98663	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/6/2032	14.6	14.6	12.7	—%
805 Transportation LLC	(#)	132 Easy St, Buellton, CA 93427	Transit and Ground Passenger Transportation	Term Loan	Prime plus	6.5%	6/3/2032	24.4	24.4	24.0	0.01%
Spine and Orthopedic Center of New Mexico PC	(#,^)	400 N Pennsylvania Ave., Ste. 101, Roswell, NM 88201	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/3/2032	72.8	72.8	63.0	0.02%
C.A.L.M. Home, LLC	(#,^)	757 West Magma Rd., San Tan Valley, AZ 85143	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	6/3/2032	72.7	72.7	62.8	0.02%
Que Duong LLC	(#)	6 W. 126th St., Apt. 5F, New York, NY 10027	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/3/2032	17.1	17.1	16.9	—%
CWM Professional Consulting Inc	(#,^)	19490 SW 24th St, Miramar, FL 33029	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/3/2032	21.9	21.9	18.9	0.01%
Gun Guardian, LLC	(#)	1136 Brick Rd., Winter Garden, FL 34787	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	11/3/2032	27.5	27.5	27.0	0.01%
KRAMER LLC dba Kramer Injury Law LLC	(#,^)	161 N Clark St., Chicago, IL 60601	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/3/2032	15.3	15.3	13.2	—%
Longo Acquisitions LLC dba Hello Garage of Stony Brook	(#,^)	176 10th Ave., Holtsville, NY 11743	Construction of Buildings	Term Loan	Prime plus	2.75%	6/2/2032	8.9	8.9	7.9	—%
Jules Enterprise Group, Inc dba Anuco Rx	(#)	549 Sawgrass Corporate Pkwy, Sunrise, FL 33323	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/2/2032	85.1	85.1	73.6	0.02%
Farmer Investments LLC dba Fetch! Pet Care	(#,^)	3840 Charbon Ln., Bartlett, TN 38133	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/1/2032	12.6	12.6	10.9	—%
ADW Communications Services, Inc.	(#,^)	425 S McClintock Dr Ste. 1,, Tempe, AZ 85281	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	6/1/2032	184.2	184.2	159.4	0.04%
PoleSet Equipment, LLC	(#,^)	5355 Prosperity Pike, Prosperity, PA 15329	Machinery Manufacturing	Term Loan	Prime plus	2.75%	5/31/2032	724.4	724.4	755.1	0.20%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

TMC General Construction Inc.	(#,^)	3457 Fitzgerald Dr., Rancho Cordova, CA 95742	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/31/2032	1,207.4	1,207.4	1,045.8	0.28%
MS Garage Plano, LLC	(#,^)	1504 SW 57th Ter., Cape Coral, FL 33914	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/31/2032	74.9	74.9	77.1	0.02%
Big Brand Management Inc. and Big Brand Management Ltd. Co.	(#,^)	512 E 11th St, Houston, TX 77008	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	5/31/2032	322.4	322.4	300.1	0.08%
LUBECON USA, LLC	(#,^)	201 N Webster St., White Cloud, MI 49349	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	5/31/2032	391.2	391.2	402.4	0.11%
Modir Transportation LLC	(#,^)	3225 Church St., Scottdale, GA 30079	Truck Transportation	Term Loan	Prime plus	2.75%	5/31/2032	1,004.5	1,004.5	974.7	0.26%
Skyship Services Inc.	(#,^)	161 T Com Dr., Elizabeth City, NC 27909	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	5/31/2032	301.8	301.8	311.6	0.08%
Zhenya, Inc. dba Scale Your Genius	(#)	90 Pearl St., Denver, CO 80203	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/31/2032	20.1	20.1	19.8	0.01%
Global One Media, Inc	(#,^)	1750 Manzanita Dr., Elko, NV 89801	Broadcasting (except Internet)	Term Loan	Prime plus	2.75%	5/31/2032	295.6	295.6	260.8	0.07%
Water Damage Rescue Inc.;123 W Orange St LLC;Service Magic Restoration	(#,^)	7232 Owensmouth Ave, Canoga Oark, CA 91303	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/31/2032	603.7	603.7	535.8	0.14%
Duncan Electrical LLC	(#,^)	8445 S Van Ness Ave, Inglewood, CA 90305	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/31/2032	41.0	41.0	35.5	0.01%
Smashachusetts, LLC	(#,^)	303 Third St., Apt 215, Cambridge, MA 02142	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	5/31/2032	84.5	84.5	77.9	0.02%
Domi Health, LLC and B's Homecare Inc.	(#,^)	5500 Nicollet Ave, Minneapolis, MN 55419	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/31/2032	346.7	346.7	299.8	0.08%
FRAMEWORXFL, INC	(#,^)	139 S Pebble Beach Blvd., Sun City Center, FL 33573	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/31/2032	60.4	60.4	52.2	0.01%
REAL HOUSE INC and BFM Holdings 176 Harding LLC	(#,^)	95 Grove St., Montclair, NJ 07042	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	5/31/2047	1,070.6	1,070.6	1,189.9	0.32%
IDEAL FURNITURE RENTAL & SALES INC	(#,^)	84 Madison Ave, Roslyn Heights, NY 11577	Rental and Leasing Services	Term Loan	Prime plus	2.75%	5/27/2032	84.5	84.5	73.1	0.02%
Ninefold Design LLC	(#,^)	160 Saint Elmo Way, San Francisco, CA 94127	Nonstore Retailers	Term Loan	Prime plus	2.75%	5/27/2032	10.9	10.9	9.4	—%
Billfold LLC and Billfold Solutions Inc	(#,^)	240 Kent Ave, Brooklyn, NY 11249	Credit Intermediation and Related Activities	Term Loan	Prime plus	2.75%	5/27/2032	603.7	603.7	627.3	0.17%
Caromark Building Group LLC	(#,^)	18137 Sunset Cove Ln, Cornelius, NC 28031	Construction of Buildings	Term Loan	Prime plus	2.75%	5/27/2032	174.1	174.1	150.6	0.04%
Moody's Hardware LLC and MSH Holdings LLC	(#)	22754 W 220 St., Springhill, KS 66083	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	3/27/2048	65.4	65.4	72.7	0.02%
Beach Life Flooring LLC	(#,^)	5802 Terncrest Dr, Lithia, FL 33547	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/27/2032	15.4	15.4	13.3	—%
Distinctive Corporation dbaBig Basin Burger Bar	(#)	14754 Oak St., Saratoga, CA 95070	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/27/2032	203.7	203.7	179.0	0.05%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Insight Recovery Services, LLC	(#,^)	2123 Hendersonville Rd., Arden, NC 28704	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/26/2032	76.1	76.1	65.9	0.02%
ACES of Brevard	(#)	1430 Glendale Ave NW, Palm Bay, FL 32907	Social Assistance	Term Loan	Prime plus	6.5%	5/26/2032	12.2	12.2	12.0	—%
MJZ, Inc.	(#,^)	31917 Cypress Glen Ct, Lake Elsinore, CA 92532	Administrative and Support Services	Term Loan	Prime plus	2.75%	5/26/2032	18.8	18.8	16.3	—%
Vanco LLC	(#,^)	3919 and 3925 E Miami Ave, Phoenix, AZ 85040	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	5/26/2032	84.3	84.3	87.8	0.02%
Superior Image Hair Studio LLC	(#,^)	709 MacDade Blvd, Collingdale, PA 19023	Personal and Laundry Services	Term Loan	Prime plus	2.75%	5/26/2047	39.1	39.1	42.5	0.01%
Best Value Multi Services Inc	(#,^)	452 S Cypress Rd, Pompano Beach, FL 33060	Personal and Laundry Services	Term Loan	Prime plus	2.75%	5/26/2032	10.9	10.9	9.4	—%
The BEDOS Group LLC	(#,^)	8190 Barker Cypress Rd, Cypress, TX 77433	Administrative and Support Services	Term Loan	Prime plus	2.75%	5/26/2032	39.8	39.8	35.5	0.01%
Grade A Computer Services LLC	(#)	3347 Wickham Ave, Bronx, NY 10469	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/25/2032	12.1	12.1	12.0	—%
Patriot Motors of KC LLC	(#,^)	4103 N Oak Trafficway, Kansas City, MO 64116	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	5/25/2032	52.3	52.3	45.2	0.01%
Copper Rose LLC	(#)	550 Main St., Ste. 2, Edmonds, WA 98020	Food Manufacturing	Term Loan	Prime plus	2.75%	10/25/2032	18.1	18.1	17.0	—%
Beecher Development Services, Inc	(#,^)	2329 W Main St., Littleton, CO 80120	Construction of Buildings	Term Loan	Prime plus	2.75%	5/25/2032	55.5	55.5	48.0	0.01%
Dream Builders Child Care, LLC and Dreams in Action LLC	(#,^)	210 Snyder Rd., Hermitage, PA 16148	Social Assistance	Term Loan	Prime plus	2.75%	5/24/2047	114.9	114.9	122.6	0.03%
American Dream Restaurants LLC	(#,^)	2761 Lake Shore Rd., Gilford, NH 03249	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/24/2032	1,207.3	1,207.3	1,044.1	0.28%
Tampa Bay Physical Therapy LLC	(#,^)	13328 Telecom Dr., Temple Terrance, FL 33637	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/24/2032	48.3	48.3	41.9	0.01%
Serenity Keepers Home Care LLC	(#,^)	312 Broad St., Sumter, SC 29150	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/24/2047	47.2	47.2	50.7	0.01%
DRKSL LLC, dba Andrew Levine Hai	(#)	127 E 59th St., 2nd Floor , Ste. 6, New York, NY 10022	Personal and Laundry Services	Term Loan	Prime plus	6.5%	5/24/2032	24.3	24.3	23.9	0.01%
Roam Overland Vehicles LLC	(#)	12308 NE 56th St., Ste. 1407, Vancouver, WA 98682	Repair and Maintenance	Term Loan	Prime plus	6.5%	5/24/2032	19.4	19.4	19.1	0.01%
C2PM	(#,^)	22601 Summerfield, Mission Viejo, CA 92692	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/24/2032	50.7	50.7	44.4	0.01%
Savage Sweets, Inc. dba Rita's of Doylestown	(#)	132 Veterans Ln, Doylestown, PA 18901	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/23/2032	75.6	75.6	67.0	0.02%
Capital Trading LLC	(#,^)	4911 Lyons Technology Pkwy, Coconut Creek, FL 33073	Nonstore Retailers	Term Loan	Prime plus	2.75%	5/23/2032	589.2	589.2	509.6	0.14%
Harvinderpal S. Dhatt dba Cold Stone Creamery	(#)	714 W Onstott Frontage Rd., Yuba City, CA 95991	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/23/2033	113.7	113.7	101.8	0.03%
Jay Jalaram Lodge LLC dba Quality Inn	(#,^)	2055 E. Lincoln Hwy, Wooster, OH 44691	Accommodation	Term Loan	Prime plus	2.75%	5/23/2032	62.8	62.8	65.4	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Melissa J. Kopple	(#)	18840 SW Boones Ferry Rd, Tualatin, OR 97062	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	5/23/2032	24.3	24.3	23.9	0.01%
Wrenching Whalls, LLC	(#,^)	2428 Broad River Rd., Columbia, SC 29210	Repair and Maintenance	Term Loan	Prime plus	2.75%	5/20/2032	21.5	21.5	19.2	0.01%
Brothers Trucking Company Inc	(#,^)	202 Drakewood Pl, Cary, NC 27518	Truck Transportation	Term Loan	Prime plus	2.75%	5/20/2032	48.3	48.3	50.3	0.01%
VULCAIN NINE INC dba Charley's Philly Steaks	(#,^)	17650 NW 2nd Ave., Miami Gardens, FL 33169	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/20/2032	148.0	148.0	129.2	0.03%
H&W Creative Branch LLC	(#,^)	7246 Wynnwood Ln., Houston, TX 77008	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	5/20/2032	103.1	103.1	89.9	0.02%
Amir Saya, Individually dba KNA Racing	(#,^)	102 N 1st St, Williams, AZ 86046	Nonstore Retailers	Term Loan	Prime plus	2.75%	5/20/2032	14.5	14.5	12.5	—%
ESG International, Inc	(#)	8520 Allison Pointe Blvd, Indianapolis, IN 46250	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/20/2032	24.3	24.3	23.9	0.01%
Small Express LLC	(#,^)	20 St Andrews Ct, Westampton, NJ 08060	Truck Transportation	Term Loan	Prime plus	2.75%	5/20/2032	10.2	10.2	9.5	—%
EMC2 Mechanical Solutions LLC	(#)	10375 Plum Tree Cir, Hales Corners, WI 53130	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	5/19/2032	12.1	12.1	12.0	—%
Stems, LLC and Meredith Hawksworth	(#,^)	1702 Utica Square, Tulsa, OK 74114	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	5/19/2032	64.3	64.3	56.2	0.01%
Hope Restored Counseling Services, PLLC	(#)	610 N Montana St, Dillon, MT 59725	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	5/19/2032	24.3	24.3	23.9	0.01%
Natur Zone of Arizona, LLC dba Naturzone Pest Control	(#,^)	12633 N Cave Creek Rd., Ste. 101, Phoenix, AZ 85022	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/19/2032	48.3	48.3	41.8	0.01%
Blount Auto Market	(#)	355 E Lanier Ave, Ste. N, Fayetteville, GA 30214	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	6.5%	5/19/2032	24.3	24.3	23.9	0.01%
Arledge Enterprises, LLC and Arledge Holdings, LLC.	(#,^)	7355 Tribble Gap Rd., Alto, GA 30510	Social Assistance	Term Loan	Prime plus	2.75%	5/19/2047	145.8	145.8	161.2	0.04%
Steckman Pilates and Wellness, LLC.	(#,^)	920 Woodstock Rd., Roswell, GA 30075	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	5/18/2032	14.1	14.1	12.7	—%
Guilin Construction, LLC	(#,^)	379 Grandview Ave., Waterbury, CT 06708	Construction of Buildings	Term Loan	Prime plus	2.75%	5/18/2032	226.8	226.8	206.8	0.06%
Cordurouy LLC	(#)	665 Valley Dr., Hermosa Beach, CA 90254	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/18/2032	13.6	13.6	13.4	—%
Liberty Guns and Equipment LLC and Freedom Diner, LLC	(#,^)	214 E. McIntyre St, Mullins, SC 29574	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	5/17/2032	55.0	55.0	53.7	0.01%
Solfire Contract Manufacturing Inc	(#,^)	4939 Decatur Rd., Fort Wayne, IN 46806	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	5/17/2047	195.1	195.1	195.5	0.05%
Tesla Nail Salon LLC	(#,^)	157 S Compass Wy, Dania Beach, FL 33004	Personal and Laundry Services	Term Loan	Prime plus	2.75%	5/17/2032	135.9	135.9	120.1	0.03%
GreenKoat Solutions LLC dba FlexRock Coatings	(#,^)	824 S. Franklin St., Denver, CO 80209	Chemical Manufacturing	Term Loan	Prime plus	2.75%	5/16/2032	21.7	21.7	18.8	0.01%
Safari Lux Lounge LLC	(#,^)	5020 E Independence Blvd, Charlotte, NC 28212	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/16/2047	322.7	322.7	352.5	0.09%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

The Feder Construction Company LLC	(#)	14 Manor Dr., Monsey, NY 10952	Construction of Buildings	Term Loan	Prime plus	6.5%	5/13/2032	24.3	24.3	24.0	0.01%
Samiah & Co. LLC	(#,^)	15128 S Harlan Rd., Lathrop, CA 95330	Nonstore Retailers	Term Loan	Prime plus	2.75%	5/13/2032	18.8	18.8	16.3	—%
A Pro Duction Painting Company LLC	(#,^)	6810 Sagamore Ct., French Village, MO 63036	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/12/2032	21.7	21.7	18.8	0.01%
Abundant Life Surrogacy LLC	(#)	2716 Rose Hill St., Boise, ID 83705	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	5/12/2032	24.4	24.4	24.0	0.01%
Empower Marketing, Inc	(#,^)	610 Jefferson Dr., Palmyra, VA 22963	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/12/2032	38.2	38.2	35.4	0.01%
Infrared Girl LLC	(#,^)	42 Nashua Rd, Londonderry, NH 03053	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	10/11/2032	82.4	82.4	74.4	0.02%
Replays Games LLC	(#,^)	1203 Woodward Ave, Muscle Shoals, AL 35661	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	5/11/2032	9.9	9.9	8.6	—%
Bronze Goddess Beauty LLC	(#,^)	333 University Ave., Ste. 200, Sacramento, CA 95825	Personal and Laundry Services	Term Loan	Prime plus	2.75%	5/11/2032	45.9	45.9	42.0	0.01%
Semilla Baking Co LLC	(#)	2310 McDuffie St., Apt 7, Houston, TX 77019	Food Manufacturing	Term Loan	Prime plus	6.5%	5/10/2032	19.0	19.0	18.7	—%
Originals and Organics LLC	(#)	1902 Sussex Ln., Colorado Springs, CO 80909	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	6.5%	5/10/2032	24.4	24.4	24.0	0.01%
TPACUPS Inc. and GVCUPS, Inc	(#,^)	3810 W Neptune St., Tampa, FL 33629	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/10/2032	76.2	76.2	66.1	0.02%
Inner Light Healing LLC	(#)	1025 Reynolds Rd., Johnson City, NY 13790	Educational Services	Term Loan	Prime plus	6.5%	5/10/2032	24.4	24.4	24.0	0.01%
Wesley S. Brown dba Lynfield Hauling	(#,^)	3607 Waitesfield Rd., Johns Island, SC 29455	Truck Transportation	Term Loan	Prime plus	2.75%	5/10/2032	9.4	9.4	8.3	—%
Concrete Buildings Tech Inc	(#,^)	6790 Williams Hwy., Grants Pass, OR 97527	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	5/10/2047	333.9	333.9	356.8	0.10%
AOG Investments LLC dba Fratello Cigars	(#,^)	44621 Guilford Dr., Ashburn, VA 20147	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	5/6/2032	60.4	60.4	52.2	0.01%
MJD Truck Wash Inc	(#,^)	609 Old Omega Rd.,, Tifton, GA 31793	Repair and Maintenance	Term Loan	Prime plus	2.75%	5/6/2032	50.7	50.7	52.9	0.01%
T M Z Plants & Trees, Inc.	(#,^)	13667 Okeechobee Blvd, Loxahatchee Groves, FL 33470	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	5/5/2032	64.7	64.7	56.9	0.02%
True Care Lawn Service of Lee County Inc	(#,^)	1522 Senior Ct., Lehigh Acres, FL 33971	Administrative and Support Services	Term Loan	Prime plus	2.75%	5/5/2032	15.5	15.5	13.5	—%
Comprehensive Health & Wellness Center LLC	(#,^)	1785 Airport Rd. Ste B, Gallatin, TN 37066	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/4/2032	8.0	8.0	6.9	—%
Cartesios Precision Collison, LLC	(#,^)	1702 PA-940, Pocono Pines, PA 18350	Repair and Maintenance	Term Loan	Prime plus	2.75%	5/4/2047	218.6	218.6	231.4	0.06%
Ryno Resumes, LLC	(#)	1015 Grupp Rd., Des Peres, MO 63131	Administrative and Support Services	Term Loan	Prime plus	6.5%	5/3/2032	14.6	14.6	14.4	—%
Blue Oaks Financial LLC	(#)	5716 Lonetree Blvd, Rocklin, CA 95765	Educational Services	Term Loan	Prime plus	6.5%	5/3/2032	24.4	24.4	24.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Motion Physical Medicine & Wellness, PLLC	(#,^)	8118 Fry Rd. #1102, Cypress, TX 77433	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/2/2047	73.7	73.7	78.8	0.02%
Ghostcat Holdings, LLC and VJ Supply Inc	(#,^)	392 N Lake Rd., Hoover, AL 35242	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	4/29/2032	143.9	143.9	124.5	0.03%
Silbertechit LLC	(#,^)	23 Sussex Rd., Bergenfield, NJ 07621	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/29/2032	158.3	158.3	148.1	0.04%
Vanguard Utility Service, Inc.	(#,^)	1421 West 9th St., Owensboro, KY 42301	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/29/2032	419.6	419.6	362.9	0.10%
The Elysian Fields Optimum Wellness & Mental HealthGroup, LLC	(#,^)	2222 North Howard St., Baltimore, MD 21218	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	4/29/2032	102.7	102.7	88.8	0.02%
North America Lighting LLC	(#,^)	8509 Phoenix Dr., Manassas, VA 20110	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	4/29/2032	191.7	191.7	166.4	0.04%
1st Choice Property Services LLC	(#,^)	554 Deer Ridge Ln S, Maplewood, MN 55119	Administrative and Support Services	Term Loan	Prime plus	2.75%	4/29/2032	84.0	84.0	72.6	0.02%
World Fire Protection Inc	(#,^)	41905 Boardwalk, Palm Desert, CA 92211	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/29/2032	208.2	208.2	194.3	0.05%
Eagle Theater Corp,Beautiful City LLC,Eagle Theater Operating LLC	(#,^)	1802 W. Main St.,, Robinson, IL 62454	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	4/29/2047	724.9	724.9	793.8	0.21%
Superior Equipment Repair Inc.and Timothy Ayles	(#,^)	1905 Aviation Blvd., Lincoln, CA 95648	Repair and Maintenance	Term Loan	Prime plus	2.75%	4/29/2047	1,225.9	1,225.9	1,252.5	0.33%
Bella Sloan Enterprises LLC	(#,^)	6950 Castor Ave, Philadelphia, PA 19149	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/29/2032	404.2	404.2	373.3	0.10%
Tomorrows LLC	(#,^)	713 S Washington St., Junction City, KS 66441	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/29/2047	55.8	55.8	59.4	0.02%
TJ Rising Group LLC dba Gastrome Market and J's Restaurant Group LLC	(#)	1359 E Weldon Ave, Phoenix, AZ 85014	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/29/2032	224.9	224.9	199.8	0.05%
Goodtimez Campground LLC	(#,^)	43779 Van Dyke Ave., Sterling Heights, MI 48314	Personal and Laundry Services	Term Loan	Prime plus	2.75%	4/29/2032	83.1	83.1	73.2	0.02%
CameoFX Inc	(#,^)	1 Park Plz., Irvine, CA 92614	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	4/29/2032	155.9	155.9	140.3	0.04%
Vanguard Utility Service, Inc.	(#,^)	1421 West 9th St., Owensboro, KY 42301	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/29/2047	681.6	681.6	686.8	0.18%
Get Your Beauty On LLC	(#,^)	11150 Huron St, Northglenn, CO 80234	Personal and Laundry Services	Term Loan	Prime plus	2.75%	4/29/2032	8.9	8.9	7.8	—%
GARI'S TRUCK TIRES, LLC	(#,^)	3006 Mountain Pass Blvd, Anthony, TX 79821	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	7/29/2032	85.6	85.6	89.3	0.02%
Central Florida Health and Rehab Clinic LLC	(#,^)	3975 S Orange Blossom Trl, Orlando, FL 32839	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	4/28/2047	841.3	841.3	894.1	0.24%
Guy Driscoll dba Metal Parts Machine	(#,^)	5551 Belle Ave, Cypress, CA 90630	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	4/28/2032	100.8	100.8	92.8	0.02%
Brianna Sawyer dbaPacific Mechanical Contractor	(#,^)	1120 Sequoia St., Klamath Falls, OR 97601	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/28/2032	52.8	52.8	45.6	0.01%
Ambrosial Living LLC	(#,^)	508 Olympia St., DeSoto, TX 75115	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	4/28/2047	173.5	173.5	180.3	0.05%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

99 Sai Ram LLC dba South Main Wine & Spirits	(#,^)	442 S Main St., West Hartford, CT 06110	Food and Beverage Stores	Term Loan	Prime plus	2.75%	4/28/2032	109.1	109.1	94.3	0.03%
DA BUSINESS MANAGEMENT INC	(#)	6700 Tampa Ave, Reseda, CA 91335	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	4/27/2032	24.2	24.2	23.8	0.01%
Valley Remodel and repair LLC	(#)	1103 W Sam St, Kent, WA 98032	Construction of Buildings	Term Loan	Prime plus	6.5%	4/27/2032	24.2	24.2	23.8	0.01%
Six Mile Station LLC	(#,^)	350 W Whalen St., Guernsey, WY 82214	Accommodation	Term Loan	Prime plus	2.75%	4/27/2047	131.4	131.4	144.0	0.04%
Sterling Light Productions Inc	(#,^)	6250 White Mill Rd, Fairburn, GA 30213	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	4/27/2032	60.0	60.0	51.9	0.01%
Storm-Tek, Inc	(#,^)	100 Glenborough Dr., Houston, TX 77060	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	4/27/2032	506.5	506.5	464.5	0.12%
Pure Recovery California, Inc ,ZK Sports, LLC & 239 Investments, LLC	(#,^)	721 Mandalay Beach Rd., Oxnard, CA 93035	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	4/27/2032	600.8	600.8	520.0	0.14%
Shepherd Fitness, LLC dba Workout Anytime Ooltewah and Shepherd Fitness	(#)	9408 Apison Pike, Ooltewah, TN 37363	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/27/2032	223.2	223.2	202.7	0.05%
Bullseye Products International, LLC	(#,^)	3595 Polaris Ave, Las Vegas, NV 89103	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	4/27/2032	37.8	37.8	32.7	0.01%
Johnson Racing Suspension	(#)	153 Northway Park Rd, Machesney Park, IL 61115	Repair and Maintenance	Term Loan	Prime plus	6.5%	4/27/2032	9.3	9.3	9.1	—%
Phylicia Taniel Cook	(#,^)	9A Rue Dubois, Lady’s Island, SC 29907	Personal and Laundry Services	Term Loan	Prime plus	2.75%	4/26/2032	7.4	7.4	6.7	—%
Royal Home Care and Staffing LLC	(#,^)	2288 Blue Water Blvd, Odenton, MD 21113	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	4/26/2032	120.0	120.0	107.2	0.03%
NetDVS Limited Liability Company	(#,^)	164 Brighton Rd, Clifton, NJ 07012	Nonstore Retailers	Term Loan	Prime plus	2.75%	4/26/2032	48.0	48.0	41.5	0.01%
Lowery Pena Construction Company Inc	(#,^)	249 Mylnar Ave., Manteca, CA 95336	Construction of Buildings	Term Loan	Prime plus	2.75%	4/26/2032	211.1	211.1	182.6	0.05%
Sherwood Sporthorses Inc	(#,^)	20530 Forestview, Magnolia, TX 77355	Personal and Laundry Services	Term Loan	Prime plus	2.75%	4/25/2032	8.6	8.6	7.5	—%
Matai's Creamery Inc	(#,^)	152 S Aiken Ln, Aiken, SC 29803	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/25/2032	18.7	18.7	16.5	—%
LegacyWorx LLC dba HOTWORX	(#,^)	1753 South Burlington Blvd., Burlington, WA 98233	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/22/2032	122.6	122.6	108.7	0.03%
SilverLo Enterprises LLC	(#,^)	2720 Old Rosebud Rd, Lexington, KY 40509	Personal and Laundry Services	Term Loan	Prime plus	2.75%	4/22/2032	48.0	48.0	50.0	0.01%
Social Link LLC dba Must See Nashville	(#,^)	1200 Clinton St., Nashville, TN 37203	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/22/2032	18.0	18.0	15.6	—%
HealThySelf HealThyWorld LLC	(#,^)	3741 Parke Dr, Edgewater, MD 21037	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	4/22/2032	82.8	82.8	82.6	0.02%
Miksanek Enterprises Inc	(#,^)	7633 East St Joe Hwy, Grande Ledge, MI 48837	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	4/22/2032	74.8	74.8	64.7	0.02%
Squarehaus LLC	(#,^)	119 Regal Row, Ste. D, Dallas, TX 75247	Construction of Buildings	Term Loan	Prime plus	2.75%	4/22/2032	268.1	268.1	239.2	0.06%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Olde Colonial Realty, Inc dba Olde Colonial Restoration	(#,^)	2033 Forest Dr, Fayetteville, GA 30214	Construction of Buildings	Term Loan	Prime plus	2.75%	4/22/2032	40.3	40.3	35.0	0.01%
Pitmilly LLC	(#)	28 Scarlet Oak Dr, Lafayette Hill, PA 19444	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/21/2032	66.5	66.5	58.3	0.02%
Hartman Family Wellness, PLLC.	(#,^)	3951 Brown TRL, Colleyville, TX 76034	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	4/20/2032	44.1	44.1	41.4	0.01%
Alien Technologies Inc dba Apex Call Centers	(#,^)	6640 Lusk Blvd., San Diego, CA 62121	Administrative and Support Services	Term Loan	Prime plus	2.75%	4/20/2032	475.5	475.5	421.2	0.11%
Dahlberg Enterprises LLC dba Alpine Janitorial	(#,^)	4070 Bluewing Ln., Washoe Valley, NV 89704	Administrative and Support Services	Term Loan	Prime plus	2.75%	4/20/2032	68.5	68.5	59.6	0.02%
Melanj Hair LLC	(#,^)	1668 Flagstone Ln., Conyers, GA 30012	Nonstore Retailers	Term Loan	Prime plus	2.75%	4/20/2032	21.6	21.6	18.7	—%
CARMEN STOCKING LLC	(#)	84122 Avendia Cedrus, Coachella, CA 92236	Truck Transportation	Term Loan	Prime plus	6.5%	4/20/2032	24.2	24.2	23.8	0.01%
Relax Mind & Body Massage PLLC	(#,^)	3710 168th St NE, Arlington, WA 98223	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	4/19/2032	49.0	49.0	42.4	0.01%
Redmond Investments LLC dba FiiZ Drinks	(#)	2340 Texas Heritage Pkwy., Ste. 900, Brookshire, TX 77423	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/19/2032	69.4	69.4	61.3	0.02%
CBK Construction LLC	(#,^)	315 E North St., Kalamazoo, MI 49007	Construction of Buildings	Term Loan	Prime plus	2.75%	4/18/2032	480.2	480.2	445.0	0.12%
Taylor Events Inc.	(#,^)	2502 Chelsea St., Orlando, FL 32803	Administrative and Support Services	Term Loan	Prime plus	2.75%	4/18/2032	50.4	50.4	44.6	0.01%
Ambient Bamboo Products, Inc dba Floors Inc	(#,^)	8230 Preston Ct., Jessup, MD 20794	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	4/15/2032	164.3	164.3	142.2	0.04%
Ag to go, LLC	(#,^)	395 Summit Point Dr., Henrietta, NY 14467	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	4/15/2032	119.9	119.9	106.8	0.03%
OP Electric LLC	(#,^)	1201 Silva St., Snohomish, WA 98290	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/15/2032	18.0	18.0	15.6	—%
B.G. Technical, Inc. & Linal OG Services LLC	(#,^)	12808 West Airport Blvd., Sugar Land, TX 77478	Support Activities for Mining	Term Loan	Prime plus	2.75%	4/15/2032	1,199.3	1,199.3	1,209.0	0.32%
Salamanca Foods Inc.	(#,^)	35 Church St., Salamanca, NY 14779	Food and Beverage Stores	Term Loan	Prime plus	2.75%	4/15/2032	299.8	299.8	280.6	0.07%
QVS Corporation dba Quilcene Village Store	(#,^)	294235 US-101, Quilcene, WA 98376	Food and Beverage Stores	Term Loan	Prime plus	2.75%	4/15/2047	47.3	47.3	52.6	0.01%
Evolution Eats LLC	(#)	843 Highland View Ln, Metamora, MI 48455	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/14/2032	84.2	84.2	73.3	0.02%
Terra Motor Sports LLC	(#,^)	11935 124th Ave NE, Kirkland, WA 98034	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	4/14/2032	14.4	14.4	12.9	—%
Law Office Yesenia Collazo PA	(#,^)	10200 NW 25th St., Doral, FL 33172	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/13/2047	64.7	64.7	71.9	0.02%
IMO GLOW LLC	(#,^)	4251 Salzedo St., Coral Gables, FL 33146	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/13/2032	199.3	199.3	174.6	0.05%
Jeremy Handyman Service LLC	(#)	319 Spring Ln, Destin, FL 32541	Repair and Maintenance	Term Loan	Prime plus	6.5%	4/12/2032	14.5	14.5	14.3	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Royaltyzilla Associates LLC	(#)	40315 Michigan Ave #99, Canton, MI 48188	Support Activities for Transportation	Term Loan	Prime plus	6.5%	4/12/2032	24.2	24.2	23.8	0.01%
Lewes Bottom Line LLC	(#,^)	32099 Conleys Chapel Rd, Lewes, DE 19958	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/12/2032	103.4	103.4	92.1	0.02%
Maureen E Sweeney PsyD	(#,^)	4612 Overland Rd, Bensalem, PA 19020	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	4/12/2032	19.5	19.5	18.2	—%
Star Auto Body, LLC and Star Auto Fix	(#,^)	1610 N Fairview St., Santa Ana, CA 92706	Repair and Maintenance	Term Loan	Prime plus	2.75%	4/12/2047	275.4	275.4	290.2	0.08%
Russell Major	(#)	5329 Main Rd, Sweet Valley, PA 18656	Repair and Maintenance	Term Loan	Prime plus	6.5%	4/12/2032	12.1	12.1	11.9	—%
Neitz Electrical Contracting LLC	(#,^)	547 Crown St., Morrisville, PA 19067	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/11/2032	14.4	14.4	12.9	—%
Active Learning Academy-Norton LLC	(#,^)	2535 North Studio Rd., Bend, OR 97701	Social Assistance	Term Loan	Prime plus	2.75%	4/11/2047	162.1	162.1	177.0	0.05%
PER-Gus, LLC	(#,^)	70 River Run Rd., Keystone, CO 80435	Rental and Leasing Services	Term Loan	Prime plus	2.75%	4/8/2047	644.6	644.6	716.5	0.19%
Royal Brand Resturants Inc dba Huckleberry’s	(#)	4360 W. Shaw Ave., Fresno, CA 93722	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/8/2033	260.9	260.9	229.1	0.06%
TSMA of Short Hills Inc	(#,^)	531 Millburn Ave., Short Hills, NJ 07078	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	8/8/2032	11.3	11.3	9.8	—%
Bakersfield Glass and Window Inc & M & M Rogers LLC	(#,^)	1030 Alta Vista Dr., 954, Bakersfield, CA 93305	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/8/2032	76.8	76.8	80.0	0.02%
Eminat, LLC dba Eminat Research Group	(#,^)	14601 SW 29th St., Miramar, FL 33027	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/8/2032	21.6	21.6	18.7	—%
Little Milestones For Small Discoveries LLC	(#,^)	28 Suburbia Dr, Jersey City, NJ 07305	Social Assistance	Term Loan	Prime plus	2.75%	6/6/2032	37.6	37.6	33.2	0.01%
Designer Golf Scorecards LLC	(#)	1014 US-19, Holiday, FL 34691	Printing and Related Support Activities	Term Loan	Prime plus	6.5%	4/1/2032	24.2	24.2	23.9	0.01%
Jonathan D. Pratt dba Jon Pratt Carpentry	(#)	1405 Canton Ave, Milton, MA 02186	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	4/1/2032	14.5	14.5	14.3	—%
ZenDog, LLC	(#)	858 C Ridge Rd, Duson, LA 70529	Personal and Laundry Services	Term Loan	Prime plus	2.75%	7/31/2032	52.7	52.7	45.7	0.01%
JLK Construction, LLC	(#,^)	1214 Frederick Ave., St Joseph, MO 64501	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/31/2032	1,205.7	1,205.7	1,110.9	0.30%
Robert H Lund DDS Inc.	(#,^)	3829 Hayvenhurst Dr., Encino, CA 91436	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/31/2032	169.0	169.0	154.1	0.04%
Samson Cinema Holdings, Inc	(#)	1400 Pile St., Clovis, NM 88101	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	1/31/2048	988.2	988.2	1,100.7	0.29%
New Life Center for Family Enrichment LLC	(#,^)	Plz. 38, 1509 Rte. 38, Units 1 & 2, Hainesport, NJ 08036	Social Assistance	Term Loan	Prime plus	2.75%	3/31/2032	45.1	45.1	39.0	0.01%
Appian Logic LLC	(#,^)	911 Falls Manors Ct,, Great Falls, VA 22066	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/31/2032	476.8	476.8	413.6	0.11%
Remote Alaska Solutions Inc; Alaska Concrete Solutions Inc & RAS	(#,^)	450 S Old Trunk Rd., Palmer, AK 99645	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/31/2032	609.1	609.1	566.3	0.15%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Brandon Liberty Enterprises LLC	(#,^)	216 N Main St., Plattsburg, MO 64477	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	3/31/2032	15.0	15.0	13.0	—%
Lounge Around, LLC;Enlight, LLC;Hour Entertainment LLC;Bobby Morganste	(#,^)	77 Buck Rd., Huntingdon Valley, PA 19006	Rental and Leasing Services	Term Loan	Prime plus	2.75%	3/30/2047	276.8	276.8	307.7	0.08%
LINDBERG-TURNER MEDICAL EQUIPMENT LLC	(#,^)	315 Mission St SE Ste. 100, Salem, OR 97302	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	3/30/2032	219.1	219.1	191.2	0.05%
Lounge Around, LLC;Enlight, LLC; Hour Entertainment LLC;Huntingdon	(#)	77 Buck Rd., Huntingdon Valley, PA 19006	Rental and Leasing Services	Term Loan	Prime plus	2.75%	1/1/2048	233.1	233.1	259.6	0.07%
Jack's Legacy Services, LLC	(#,^)	1901 Avacado Ave, Melbourne, FL 32935	Support Activities for Transportation	Term Loan	Prime plus	2.75%	3/29/2032	491.4	491.4	459.2	0.12%
All Green Turf Management LLC	(#,^)	126 Emerald Ct, Liberty, SC 29657	Crop Production	Term Loan	Prime plus	2.75%	3/29/2032	12.4	12.4	12.9	—%
Tiny's Gumbo Bar NYC LLC	(#,^)	275 Church St., New York, NY 10013	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/29/2032	21.7	21.7	19.4	0.01%
Compass Innovations LLC	(#,^)	8950 Villa La Jolla Dr. C-114, San Diego, CA 92037	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	3/28/2032	476.8	476.8	417.3	0.11%
Chantay Richards LLC	(#)	19800 Hawthorne Blvd, Torrance, CA 90503	Personal and Laundry Services	Term Loan	Prime plus	6.5%	3/28/2032	24.1	24.1	23.6	0.01%
Ignite Health Solutions LLC	(#,^)	3251 Cedar St., Unit B, Philadelphia, PA 19134	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/28/2032	62.0	62.0	54.0	0.01%
SHIELD TRANSPORTATION INC	(#)	9739 S Harlem Ave. Unit 3E, Chicago Ridge, IL 60415	Transit and Ground Passenger Transportation	Term Loan	Prime plus	6.5%	3/28/2032	24.1	24.1	23.6	0.01%
Rella Rells Solutions, LLC	(#)	15401 Delahunty Ln., Pflugerville, TX 78660	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	6.5%	3/28/2032	5.3	5.3	5.2	—%
Aspen Welding LLC	(#,^)	28803 Hwy. 6, Rifle, CO 81650	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/25/2032	195.0	195.0	170.9	0.05%
RS Dean Enterprises and RCSC Properties	(#,^)	3609 RICHLAND AVE W, Aiken, SC 29801	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	3/25/2047	394.2	394.2	400.0	0.11%
The Atticus Group, LLC	(#,^)	2 W Market St., West Chester, PA 19382	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	3/25/2032	238.4	238.4	224.4	0.06%
4 POINTS TOWING & ROADSIDE SERVICE LLC;4 Points Automotive LLC and PNJ	(#,^)	5425 Willow Grove Rd., Camden Wyoming, DE 19934	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/25/2047	447.0	447.0	457.5	0.12%
I'm HO-B LLC	(#,^)	3320 Silas Creek Pkwy, Winston-Salem, NC 27103	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	3/25/2032	119.2	119.2	102.9	0.03%
All American Spirit Moving Co. LLC	(#,^)	14512 SE 262nd St, Kent, WA 98042	Truck Transportation	Term Loan	Prime plus	2.75%	3/24/2032	40.6	40.6	35.1	0.01%
JC Wild Birds LLC	(#,^)	5020 N Nevada Ave, Colorado Springs, CO 80918	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	3/24/2032	20.5	20.5	17.9	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Alert Traffic Control, Inc and Remsund Group Inc	(#,^)	543 Sower Dr, Bayfield, CO 81122	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/24/2047	482.9	482.9	492.4	0.13%
Wonderly Trucking & Excavating, LLC and Wonderly Real Estate, LLC	(#,^)	3939 Fremont Pike, Perrysburg, OH 43551	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/24/2032	472.1	472.1	439.0	0.12%
Little Angels Daycare and Learning Center LLC and Laboy & Diaz LLC	(#)	4551 Summit Blvd, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus	2.75%	3/24/2048	15.9	15.9	17.7	—%
Leedann Properties LLC	(#)	534 Mill St SE, Gainesville, GA 30501	Rental and Leasing Services	Term Loan	Prime plus	2.75%	11/24/2032	41.6	41.6	36.1	0.01%
Todd Eric Chumbley and Neptune Aquarium Design Inc	(#,^)	11315 Sunrise Gold Cir., Rancho Cordova, CA 95742	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/24/2032	72.4	72.4	62.5	0.02%
Early Care Evolution LLC	(#)	823 Roget Way, Lawrenceville, GA 30045	Educational Services	Term Loan	Prime plus	6.5%	3/23/2032	17.9	17.9	17.5	—%
Happy Employment LLC	(#,^)	268 Brookdale Dr, Little Elm, TX 75068	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/23/2047	66.9	66.9	74.3	0.02%
Impresa Building Systems of Greenwood, SC, LLC	(#)	161 Rock Church Rd. SE, Greenwood, SC 29649	Wood Product Manufacturing	Term Loan	Prime plus	2.75%	11/23/2032	1,070.1	1,070.1	971.2	0.26%
Lehigh Auto Sales and Service LLC	(#)	826 Hanover Ave, Allentown, PA 18109	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	6.5%	3/23/2032	24.1	24.1	23.6	0.01%
GAIA INC	(#)	513 1st St, Cheney, WA 99004	Real Estate	Term Loan	Prime plus	6.5%	3/23/2032	24.1	24.1	23.6	0.01%
Zenoff Products. Inc.	(#,^)	25 Tamalpais Ave, San Anselmo, CA 94960	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	3/21/2032	476.8	476.8	411.7	0.11%
Firm Foundations, Inc.	(#,^)	1455 S Richland Creek Rd, Sugar Hill, GA 30518	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/18/2032	1,049.0	1,049.0	965.7	0.26%
Evolving Nurse, LLC	(#)	2940 Noble Rd., Cleveland Heights, OH 44121	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/18/2048	152.8	152.8	166.7	0.04%
GreenLite Holdings LLC	(#,^)	2415 E Camelback Rd., Phoenix, AR 85016	Real Estate	Term Loan	Prime plus	2.75%	3/17/2032	21.5	21.5	18.5	—%
Venture 35 LLC	(#,^)	871 Buck Swamp Rd., Goldsboro, NC 27530	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/17/2032	221.9	221.9	230.9	0.06%
East Side Muay Thai LLC	(#)	2135 General Booth Blvd, Virginia Beach, VA 23454	Educational Services	Term Loan	Prime plus	6.5%	3/17/2032	12.0	12.0	11.8	—%
Digital 1 Enterprises, Inc	(#,^)	5521 Fort Ave, Lynchburg, VA 24502	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/17/2032	125.2	125.2	116.3	0.03%
Resurgence Medical Spa LLC	(#,^)	3025 Matlock Rd., Arlington, TX 76015	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/17/2032	148.3	148.3	135.9	0.04%

Venture 35 LLC	(#,^)	871 Buck Swamp Rd., Goldsboro, NC 27530	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/17/2047	371.8	371.8	413.0	0.11%
Sip E Cup 225 LLC	(#,^)	1833 Beaumont Dr, Baton Rouge, LA 70806	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/16/2032	15.8	15.8	16.1	—%
Silbertechit LLC	(#,^)	300 Tice Blvd., Woodcliff Lake, NJ 07677	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/15/2032	1,034.7	1,034.7	893.3	0.24%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Tess Care Living Home LLC	(#,^)	19200 SW Kinnaman Rd, Beaverton, OR 97078	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/15/2032	14.3	14.3	12.3	—%
North Atlanta Pediatrics and Family Care and Zuberi Medical Clinic, PC	(#,^)	325 Lester Rd NW, Lawrenceville, GA 30044	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/15/2032	145.9	145.9	126.0	0.03%
HAVAM LLC & Anderson and Mason LLC dba Foxes Bar & Grill	(#,^)	30 Welland Ave, Irvington, NJ 07111	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/15/2047	139.4	139.4	142.7	0.04%
Berens and Miller PA	(#,^)	80 S 8th St., Ste. 3720, Minneapolis, MN 55402	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/15/2032	286.1	286.1	247.5	0.07%
Stuff by SJ LLC	(#,^)	342 Bloomfield Ave., Montclaire, NJ 07042	Food Manufacturing	Term Loan	Prime plus	2.75%	3/15/2032	46.1	46.1	40.7	0.01%
AISJ1, Inc. dba America Italiana	(#,^)	275 E Brokaw Rd., San Jose, CA 95112	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	3/14/2032	264.6	264.6	228.5	0.06%
Exclusive Automation, LLC dba Surety Automation	(#,^)	488 Gilia Dr, Spring Creek, NV 89815	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/14/2032	19.3	19.3	16.7	—%
Charlotte County Painting and Resurfacing Inc.	(#,^)	1439 Shields St., Port Charlotte, FL 33980	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/14/2047	125.5	125.5	136.8	0.04%
AMG Auto Inc	(#,^)	1020 Rte. 22, Somerville, NJ 08876	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	3/11/2032	664.1	664.1	573.3	0.15%
Stones Flippin Pizza, Inc	(#,^)	127614 Clinton Keith Rd., Ste. D-102, Murrieta, CA 92562	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/11/2032	36.0	36.0	31.0	0.01%
Ororeal LLC	(#,^)	350 7th Ave., New York, NY 10001	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	3/11/2032	953.7	953.7	823.3	0.22%
Hawthorne Country Store Inc	(#,^)	665-675 W Grand Ave, Escondido, CA 92025	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	3/11/2032	50.1	50.1	52.1	0.01%
Asad N. Chaudhry DDS PLLC;Asad N Chaudhry, LLC and MNC PROPERTIES	(#,^)	2571 Baglyos Cir., Bethlehem, PA 18020	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/11/2032	148.5	148.5	144.4	0.04%
Magnum Paving, Inc. and Steven Haws Enterprises Inc	(#,^)	2425 S 10th Ave., Tucson, AZ 85713	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/11/2032	830.3	830.3	753.3	0.20%
MVT Contractors LLC	(#,^)	46 Bayard St., Ste. 418, New Brunswick, NJ 08901	Construction of Buildings	Term Loan	Prime plus	2.75%	3/11/2032	14.6	14.6	12.9	—%
Southdown Coffee, LLC;Southdown Coffee Port Jefferson, LLC & Southdown	(#)	49 Maple Ave, Sea Cliff, NY 11579	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/11/2032	53.3	53.3	47.6	0.01%
Eminere Hair LLC	(#,^)	303 W Division St, Chicago, IL 60610	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/11/2032	7.2	7.2	6.2	—%
Happier Now LLC	(#)	724 Homestead Rd., La Grange Park, IL 60526	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/11/2033	40.5	40.5	35.2	0.01%
Two Chicks in the Mix LLC	(#,^)	6018 Shenandoah Ave, Los Angeles, CA 90056	Food Manufacturing	Term Loan	Prime plus	2.75%	3/11/2032	11.3	11.3	10.3	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

DTT Enterprises, LLc dba Highstroke Media	(#,^)	6565 Austin Hope Ave, Las Vegas, NV 89118	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/10/2032	83.4	83.4	72.0	0.02%
CELEBRATIONS! LLC	(#,^)	100 St. Marks St. Dr., South Pekin, IL 61564	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/10/2047	6.6	6.6	7.2	—%
Point Loma Tea, Inc.dba Sit & Sip Tea	(#,^)	2770 Historic Decatur Rd, San Diego, CA 92106	Food and Beverage Stores	Term Loan	Prime plus	2.75%	3/10/2032	45.1	45.1	38.9	0.01%
SOGO TRADING, INC	(#,^)	23497 Eichler St, Hayward, CA 94545	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	3/10/2032	206.0	206.0	178.9	0.05%
Inno Knits, LLC and Sports Brand Group, Inc.	(#,^)	2 Clerico Ln, Building 2 Ste. 221, Hillsborough Township, NJ 08844	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	3/10/2032	357.6	357.6	308.7	0.08%
NTIT Solutions, LLC dba GoLocker	(#,^)	141 Flushing Ave, Brooklyn, NY 11205	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/10/2032	20.8	20.8	18.0	—%
Willows Associates Psychological & Counselling Services Inc. and Bryan	(#,^)	857 Turnpike St., North Andover., MA 01845	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/10/2032	1.1	1.1	1.0	—%
Far Out Tiny Homes, Inc.	(#,^)	2870 E Serene Ave., Henderson, NV 89074	Construction of Buildings	Term Loan	Prime plus	2.75%	3/10/2032	14.3	14.3	12.3	—%
Szoj Jewelers Corp.	(#,^)	6 Georgia St., Jackson Township, NJ 08527	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	3/9/2032	14.3	14.3	12.6	—%
LAST DROP FILMS, INC	(#,^)	4536 Avocado St., Los Angeles, CA 90027	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	3/9/2032	83.4	83.4	79.3	0.02%
Edge Fitness Performance	(#,^)	100 General Oakley Dr., Ashland City, TN 37015	Nonstore Retailers	Term Loan	Prime plus	2.75%	3/9/2032	15.4	15.4	13.3	—%
Under the Rose Inc dba Avocado Cafe	(#,^)	11 Primrose St, Palmer Lake, CO 80133	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/9/2047	297.2	297.2	314.6	0.08%
Heart to Heart Senior Care Center Inc	(#,^)	125 Charlton Dr, Madison, MS 39110	Social Assistance	Term Loan	Prime plus	2.75%	3/8/2032	37.7	37.7	39.2	0.01%
Lion Inc. and Group1 Acquisitions LLC	(#,^)	318 W Half Day Rd, Buffalo Grove, IL 60089	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/8/2047	150.0	150.0	166.6	0.04%
Wayne Rebarber D.C., P.C and Wayne C Rebarber	(#,^)	307 Raritan Ave, Highland Park, NJ 08904	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/8/2047	157.2	157.2	166.2	0.04%
Malone Enterprises LLC dba Glass Doctor Auto of Midvale	(#)	8395 700 W, Midvale, UT 84070	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/7/2032	8.4	8.4	7.3	—%
LoveBirds LLC dba Wine and Design Fayetteville	(#,^)	113 Donaldson St., Fayetteville, NC 28301	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/7/2032	42.7	42.7	36.8	0.01%
Rogers Remodeling LLC	(#)	830 W 17th St., Bloomington, IN 47404	Construction of Buildings	Term Loan	Prime plus	2.75%	3/7/2032	14.3	14.3	12.3	—%
Pulaski Lumber Company Inc	(#,^)	218 S 2ND ST Pulask,iIowa, Pulaski, IA 52584	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	3/7/2032	143.0	143.0	138.3	0.04%
Miramar MBA Financial Co	(#,^)	8380 Miramar Mall, San Diego, CA 92121	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/7/2032	119.2	119.2	102.9	0.03%
Short Order LLC and Kimmy Sue, LLC	(#,^)	2244 Wilmington Pike, Dayton, OH 45420	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/4/2047	83.8	83.8	87.0	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Overgaard's Artcraft Printers Inc	(#,^)	2213 S Michigan St., South Bend, IN 46613	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	3/4/2032	66.8	66.8	63.2	0.02%
PBKW Ltd dba KIDZ WATCH	(#,^)	580 Craig Dr Ste 8, Perrysburg, OH 43551	Social Assistance	Term Loan	Prime plus	2.75%	3/4/2032	34.1	34.1	29.5	0.01%
Breakthrough Clinical Services LLC	(#,^)	378 Windsor Ave., Windsor, CT 06095	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/4/2047	57.9	57.9	62.4	0.02%
Lions of Fortitude LLC dba : Fortitude Coffee Company	(#,^)	13086 Crestbrook Dr., Manassas, VA 20112	Food Manufacturing	Term Loan	Prime plus	2.75%	3/4/2032	14.3	14.3	13.1	—%
Hardscape Factory LLC	(#,^)	3069 Lodgepole Dr., Whiteland, IN 46184	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/2/2032	7.2	7.2	6.2	—%
EAZZY AUTOMOTIVE INC. dba Eazzy Auto Brokers & Leasing	(#,^)	17087 E 8 Mile Rd., Eastpointe, MI 48021	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	3/2/2047	22.1	22.1	23.2	0.01%
Aracena Agency Corp	(#,^)	1767 NJ-10 Unit 4, Morris Plains, NJ 07950	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	3/2/2032	10.7	10.7	9.3	—%
SidEats Inc and Mad Twist, LLC	(#,^)	3633 S Ridgewood Ave, Port Orange, FL 32129	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/28/2032	192.4	192.4	167.4	0.04%
Gravy LLC dba Gravy and Salt & Schmaltz LLC	(#,^)	17629 Vashon Hwy SW, Vashon, WA 98070	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/28/2047	164.5	164.5	175.4	0.05%
Morris Law Firm P C	(#,^)	375 Linwood Ave., Buffalo, NY 14209	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/28/2032	82.9	82.9	74.6	0.02%
S. Heaney Marine Construction Inc	(#,^)	118 Washington Ave, Greenport, NY 11944	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	2/28/2032	44.8	44.8	42.9	0.01%
Braswell Services, LLC	(#,^)	139 Miller Ave, New Boston, TX 75570	Repair and Maintenance	Term Loan	Prime plus	2.75%	2/28/2032	402.7	402.7	347.7	0.09%
Benjamin J. Gush dba Professional Auto Wash	(#,^)	1345 Athalia Ave, Monessen, PA 15062	Repair and Maintenance	Term Loan	Prime plus	2.75%	2/28/2032	41.5	41.5	40.4	0.01%
Brittany L Smith dba Money Ball Enterprises	(#,^)	17 Davis Ave, Salem, NJ 08079	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/28/2047	22.0	22.0	23.4	0.01%
Erupted Vapor LTD	(#,^)	6303 NE Hwy 99, Vancouver, WA 98665	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	2/28/2032	71.1	71.1	61.4	0.02%
Candor Homes, LLC	(#,^)	217 NW Scott St, Ankeny, IA 50023	Construction of Buildings	Term Loan	Prime plus	2.75%	2/28/2032	14.9	14.9	14.6	—%
Praeder Ranch Resort L.L.C	(#,^)	30400 S Sunray Trail, Worley, ID 83876	Accommodation	Term Loan	Prime plus	2.75%	2/28/2047	531.8	531.8	581.0	0.15%
Finishing Touch Lawncare and Landscape LLC	(#,^)	38575 Kost Trail, North Branch, MN 55056	Administrative and Support Services	Term Loan	Prime plus	2.75%	2/28/2032	14.2	14.2	12.4	—%
Jason Watt Pictures, LLC.	(#,^)	110 Broadway, Brooklyn, NY 11249	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	2/25/2032	10.7	10.7	9.2	—%
Grey Enterprises LLC	(#,^)	1035 Pine Ave, Union, NJ 07083	Educational Services	Term Loan	Prime plus	2.75%	2/25/2032	14.2	14.2	12.3	—%
Action Lock and Key LLC	(#,^)	18428 N 32nd Dr., Phoenix, AZ 85053	Repair and Maintenance	Term Loan	Prime plus	2.75%	2/25/2032	7.1	7.1	6.2	—%
Sunny Deals LLC	(#,^)	757 E Lewis and Clark Pkwy, Clarksville, IN 47129	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	2/25/2032	71.0	71.0	64.8	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Fisher Custom Carpentry	(#,^)	79 Longwood Dr., Portland, ME 04102	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/25/2032	13.9	13.9	12.0	—%
J.D Towing LLC	(#,^)	1122 E Michigan Ave, Ypsilanti, MI 48198	Support Activities for Transportation	Term Loan	Prime plus	2.75%	6/24/2032	201.4	201.4	174.2	0.05%
CFB Labor Solutions LLC	(#,^)	3330 Jack RD STE B, Clayton, NC 27520	Administrative and Support Services	Term Loan	Prime plus	2.75%	2/24/2032	82.9	82.9	86.3	0.02%
Puget Sound Plastering LLC	(#,^)	19104 Des Moines Memorial Dr, SeaTac, WA 98148	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/24/2032	15.6	15.6	13.5	—%
KAAST Machine Tools Inc	(#,^)	3 Merion Ter., Aldan, PA 19018	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	2/24/2032	189.4	189.4	182.1	0.05%
Titheotokos, LLC	(#,^)	1995 US-1, Vero Beach, FL 32960	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	8/24/2047	271.1	271.1	286.4	0.08%
Howell Chiropractic Center, PLLC	(#,^)	975 Riverbend Rd., Frankfort, KY 40601	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/24/2032	21.3	21.3	19.0	0.01%
21st Century Living LLC	(#,^)	637 Violet Ave, Hyde Park, NY 12538	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/24/2047	107.6	107.6	108.7	0.03%
Northern Block Cortland LLC	(#,^)	38 Scammell St, Cortland, NY 13045	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	2/24/2032	9.0	9.0	7.7	—%
Prepster Brands LLC	(#,^)	401 McCalmont Rd, Renfrew, PA 16053	Publishing Industries (except Internet)	Term Loan	Prime plus	2.75%	2/23/2032	9.0	9.0	7.7	—%
Destined BJJ LLC	(#,^)	33390 Barmetta Ln, Temecula, CA 92592	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/23/2032	13.6	13.6	11.7	—%
Red-Cap Industrial LLC	(#,^)	3314 GA-24, Waynesboro, GA 30830	Construction of Buildings	Term Loan	Prime plus	2.75%	2/23/2032	87.0	87.0	78.0	0.02%
PlantBased Innovations LLC	(#,^)	320 Hamilton St, Leominster, MA 01453	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	2/23/2032	906.5	906.5	815.1	0.22%
IMO GLOW LLC dba IMO Cosmetic Dermatology	(#,^)	55 SE 6 St., Miami, FL 33131	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/23/2032	47.4	47.4	41.1	0.01%
The Refined RN LLC	(#,^)	7 Kimball Ln, Lynnfield, MA 01940	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/23/2032	7.1	7.1	6.2	—%
Blessing Hands Home Care LLC	(#,^)	610 N Jackson St, Raymore, MO 64083	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/22/2032	14.2	14.2	12.4	—%
A&RS CPR LLC dba CPR Cell Phone Repair Beaverton	(#,^)	3905 SW 117th Ave, Oregon City, OR 97045	Repair and Maintenance	Term Loan	Prime plus	2.75%	2/22/2032	51.1	51.1	53.2	0.01%
Sherwood Hospitality Group LLC and Sherwood Walker Properties LLC	(#,^)	5404 Hoover Blvd, Tampa, FL 33634	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/22/2047	1,236.2	1,236.2	1,373.0	0.37%
Kinly Signs, Inc	(#,^)	2485 County Rd. 1, South Point, OH 45680	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	2/22/2032	65.2	65.2	56.3	0.02%
Icebox Café L.C	(#,^)	219 NE 3rd St., Hallandale Beach, FL 33009	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/22/2032	41.5	41.5	35.8	0.01%
Sound Track USA LLC	(#,^)	6309 NW 99th Ave, Doral, FL 33178	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	2/22/2032	49.7	49.7	43.9	0.01%
Mike N Jac Enterprises, Inc. dba Batteries Plus	(#,^)	115 Fairview Rd, Unit 8, Ellenwood, GA 30294	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	6/22/2032	91.5	91.5	80.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Mack Thornton Logistics LLC dba The UPS Store	(#,^)	300 A Ave. Building 1605, Fort Lee, VA 23801	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/22/2032	37.1	37.1	32.3	0.01%
Easy Touch Personal Home Care	(#,^)	4284 Hwy 5, Douglasville, GA 30135	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/22/2047	86.5	86.5	92.4	0.02%
NBR Group LLC	(#,^)	1068 Pontiac Rd, Drexel Hill, PA 19026	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/22/2032	21.3	21.3	19.0	0.01%
530 Strength & Conditioning	(#,^)	629 Entler Ave, Chico, CA 95928	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/22/2032	7.1	7.1	6.1	—%
Electronics Row LLC	(#,^)	10601 W Interstate 70 Frontage Rd N, Wheat Ridge, CO 80033	Nonstore Retailers	Term Loan	Prime plus	2.75%	2/22/2032	236.8	236.8	204.4	0.05%
Black Phoenix Enterprises LLC	(#,^)	228 Park Ave S, New York, NY 10003	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	2/18/2032	14.2	14.2	14.5	—%
Wbe line services, LLC	(#,^)	4 Terry Dr Ste. 11, Newtown, PA 18940	Administrative and Support Services	Term Loan	Prime plus	2.75%	2/18/2032	231.2	231.2	199.6	0.05%
MAIC Operations Corp	(#)	2145 Couty Rd. 39, Southampton, NY 11968	Fishing, Hunting and Trapping	Term Loan	Prime plus	2.75%	2/18/2032	201.3	201.3	209.5	0.06%
Unlimited Communication, Inc	(#,^)	1238 E Beamer St., Ste. A, Woodland, CA 95776	Telecommunications	Term Loan	Prime plus	2.75%	2/18/2032	1,184.0	1,184.0	1,065.3	0.28%
Donald Patton dba Splash N' Go	(#,^)	3367 Hwy 48 N, Charlotte, TN 37036	Repair and Maintenance	Term Loan	Prime plus	2.75%	2/18/2047	85.3	85.3	94.6	0.03%
Mr and B Snacks Inc	(#,^)	1391 Clay St., Elmont, NY 11003	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	2/18/2032	142.1	142.1	122.7	0.03%
Temecula Electrical Supply Inc	(#,^)	41992 Avenida Alvarado, Temecula, CA 92590	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	2/18/2032	118.4	118.4	116.3	0.03%
Flavor Junction LLC	(#,^)	5 Karbe Pl, Dix Hills, NY 11746	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/18/2032	13.6	13.6	12.4	—%
Hillside Kitchens Inc.	(#,^)	345 Hillside Ave. Ste C, Williston Park, NY 11596	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/18/2032	68.1	68.1	58.8	0.02%
Brooklyn Cannery LLC	(#,^)	145 12th St, Brooklyn, NY 11215	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/17/2032	53.3	53.3	52.2	0.01%
J R Bolton Services, Inc and My Guy Heating & Air Conditioning Inc	(#,^)	160 Peachtree Industrial Blvd, Sugar Hill, GA 30518	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/17/2032	142.1	142.1	123.2	0.03%
Liberty Lane Stables LLC	(#,^)	N5090 Bowers Rd, Elkhorn, WI 53121	Support Activities for Agriculture and Forestry	Term Loan	Prime plus	2.75%	2/17/2047	173.1	173.1	185.6	0.05%
Enchanted Jewelry CT LLC & Keith and St George Enterprises, LLC	(#,^)	26 Tanglewood Dr, Preston, CT 06365	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	2/17/2047	81.8	81.8	84.5	0.02%
4MAS Grooming Inc	(#,^)	148 Burnetts Way, Suffolk, VA 23434	Nonstore Retailers	Term Loan	Prime plus	2.75%	2/17/2032	82.9	82.9	71.6	0.02%
FAVIS USA INC	(#,^)	5321 Perimeter Pkwy, Montgomery, AL 36116	Machinery Manufacturing	Term Loan	Prime plus	2.75%	2/16/2032	44.9	44.9	44.4	0.01%
Tidal commerce Inc	(#,^)	2100 Clearwater Dr, Oak Brook, IL 60523	Credit Intermediation and Related Activities	Term Loan	Prime plus	2.75%	2/16/2032	275.9	275.9	238.2	0.06%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Phat Patrick Tran Winfield Kenny Auto Service	(#,^)	3637 Snell Ave, San Jose, CA 95136	Repair and Maintenance	Term Loan	Prime plus	2.75%	2/16/2032	18.5	18.5	16.1	—%
Commercial Properties R US LLC	(#,^)	3800 Inverrary Blvd, Lauderhill, FL 33319	Real Estate	Term Loan	Prime plus	2.75%	2/16/2032	14.7	14.7	13.1	—%
Behr Enterprise Solutions LLC	(#,^)	110 Garren Rd, Belton, SC 29627	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/15/2032	21.3	21.3	20.8	0.01%
GET CLEAN SERVICES LLC	(#,^)	4100 W Eldorado Pkwy STE 100-64, McKinney, TX 75070	Administrative and Support Services	Term Loan	Prime plus	2.75%	2/14/2032	1,187.3	1,187.3	1,031.0	0.27%
Faza Contractors Inc.	(#,^)	798 Prairie Rd, West Palm Beach, FL 33406	Construction of Buildings	Term Loan	Prime plus	2.75%	2/14/2032	14.2	14.2	12.3	—%
Spickard Agency LLC	(#,^)	6874 Reinhardt College Pkwy., Waleska, GA 30188	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	2/14/2032	21.3	21.3	18.4	—%
Apple Spider LLC dba The Huntsman & Renninger Properties LLC	(#,^)	4923 Buck Lake Rd, Tallahassee, FL 32317	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/14/2047	224.9	224.9	245.9	0.07%
Initium Health	(#,^)	1401 Wewatta St, Wheat Ridge, CO 80202	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	2/14/2032	315.0	315.0	271.9	0.07%
GREEN COPPERFIELD LLC	(#,^)	7730 Pinemont Dr, Houston, TX 77040	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	2/11/2032	142.1	142.1	122.7	0.03%
JOSEPH COSTA dba COSTA AG COMPLIANCE	(#,^)	27912 Cooperstown Rd., La Grange, CA 95329	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	2/11/2032	9.9	9.9	8.6	—%
William R Kretzer LLC	(#,^)	10375 Park Meadows Dr, Lone Tree, CO 80124	Real Estate	Term Loan	Prime plus	2.75%	2/11/2032	11.2	11.2	9.7	—%
Yachting Solutions LLC	(#,^)	229 Commercial St., Rockport, ME 04856	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	2/11/2032	138.5	138.5	132.8	0.04%
AJ Benavidez Inc dba The Camp Transformation Center	(#,^)	417 Unity Ct., Roseville, CA 95678	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/11/2032	56.8	56.8	50.1	0.01%
DA VINCI FILMS LLC dba MEATPACKING PRODUCTIONS	(#,^)	2813 Palisade Ave, Union City, NY 07087	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	2/11/2032	82.9	82.9	71.6	0.02%
NaSH Lifestyle LLC	(#,^)	123 Emery St., Hempstead, NY 11550	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/11/2047	86.5	86.5	96.1	0.03%
589 11th Tavern Inc.dba MCQUAIDS PUBLIC HOUSE	(#)	589 11th Ave., New York, NY 10036	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/10/2032	14.2	14.2	12.3	—%
Homescapes LLC	(#,^)	170 Kehle Rd, Madison, MS 39110	Administrative and Support Services	Term Loan	Prime plus	2.75%	2/10/2032	62.3	62.3	54.0	0.01%
Tatum Global Services LLC	(#)	8097 Sudley Rd, Manassas, VA 20109	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/9/2032	215.2	215.2	189.6	0.05%
Safetypawz LLC	(#,^)	11110 Sunset Hills Rd, Reston, VA 20195	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	2/9/2032	109.9	109.9	94.9	0.03%
Redwell Enterprises LLC	(#,^)	417 Red Well Rd, New Holland, PA 17557	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/9/2032	77.8	77.8	67.9	0.02%
Sacred Space Midwifery, LLC	(#,^)	16050 Wayne St., Union, MI 49130	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/7/2047	45.7	45.7	49.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Element RCM, LLC	(#,^)	8354 Northfield Blvd., Ste. 300, Denver, CO 80238	Administrative and Support Services	Term Loan	Prime plus	2.75%	2/7/2032	68.4	68.4	59.1	0.02%
Lee Phamily Group, LLC dba Nothing Bundt Cakes	(#,^)	701 N Milwaukee Ave, Vernon Hills, IL 60061	Food and Beverage Stores	Term Loan	Prime plus	2.75%	2/4/2032	181.2	181.2	158.7	0.04%
JayJs Zone LLC dba Wing Zone	(#,^)	1860 Front St., East Meadow, NY 11554	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/4/2032	6.8	6.8	5.9	—%
Satsuma Resources LLC dba Triumph International	(#,^)	22 N Bardsbrook Cir., Ste. 201, Spring, TX 77382	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	2/4/2032	74.6	74.6	64.6	0.02%
Neuline Health Management LLC	(#,^)	1402 S Custer Rd, McKinney, TX 75072	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/4/2032	616.1	616.1	561.7	0.15%
Coffee Sales LLC	(#,^)	85 N Gould St. Ste. 400, Sheridan, WY 82801	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/4/2032	11.1	11.1	9.6	—%
GUY HANCOCK INVESTMENTS, INC.dba GUY'S AIR CONDITIONING & HEATING	(#,^)	19917 FM 1485 Rd., New Caney, TX 77357	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	2/3/2032	49.7	49.7	42.9	0.01%
Third Coast Parasail Company	(#,^)	1237 N Stingaree Dr, Crystal Beach, TX 77650	Educational Services	Term Loan	Prime plus	2.75%	2/2/2047	65.8	65.8	70.7	0.02%
James Hercey dba East River Armament	(#,^)	274 Chapelview Rd., Bluefield, WV 24701	Nonstore Retailers	Term Loan	Prime plus	2.75%	2/2/2032	15.3	15.3	13.2	—%
Tasker Healthcare Group P.C.	(#,^)	910 E Willow Grove Ave., Wyndmoor, PA 19038	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	1/31/2032	85.8	85.8	84.1	0.02%
Arcas Machine Inc	(#,^)	700 N Neely St, Gilbert, AZ 85233	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	1/31/2032	164.6	164.6	142.1	0.04%
Change Inc,Turning Leaf Agency Inc,Change Meadowbrook Manor Inc	(#,^)	1251 South Main St., Middletown, CT 06457	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	1/31/2032	55.9	55.9	54.3	0.01%
Tasker Healthcare Group, P.C. and Cleotomarie, LLC	(#,^)	910 E Willow Grove Ave, Wyndmoor, PA 19038	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	1/31/2047	320.9	320.9	356.4	0.09%
JG Beauty Group Inc dba SUGARINGNYC DALLAS	(#,^)	11617 Coral Hills Dr., Dallas, TX 75229	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/30/2032	92.0	92.0	79.7	0.02%
The Natural Place Medspa Inc and The Natural Place Property Management	(#,^)	11975 Main St., Broomfield, CO 80020	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/31/2047	82.2	82.2	85.5	0.02%
BITM Legacy LLC dba 911 Restoration of San Antonio	(#,^)	15555 tradesman Ste 200, San Antonio, TX 78249	Construction of Buildings	Term Loan	Prime plus	2.75%	1/31/2032	16.7	16.7	14.8	—%
Choice Care Learning Centers Inc	(#,^)	123 Park Ln Dr, Rutherfordton, NC 28139	Social Assistance	Term Loan	Prime plus	2.75%	4/28/2047	79.3	79.3	87.1	0.02%
Apex Grading Inc	(#,^)	3156 Gloria Ter, Layfayette, CA 95429	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/28/2032	235.2	235.2	203.0	0.05%
Cutone & Company Consultants, LLC	(#,^)	43 W 33rd St., New York, NY 10001	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/28/2047	1,239.7	1,239.7	1,342.0	0.36%
Sims Management Services LLC	(#,^)	2905 Eastern Willow Ave., Orlando, FL 32808	Nonstore Retailers	Term Loan	Prime plus	2.75%	1/28/2032	14.1	14.1	12.2	—%
ALTAMAHA DME INC	(#,^)	477 S 1st St, Jesup, GA 31545	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	1/28/2032	69.0	69.0	67.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

LR Greenview LLC dba Teaspoon	(#,^)	2977 Ygnacio Valley Rd., Walnut Creek, CA 94598	Food and Beverage Stores	Term Loan	Prime plus	2.75%	1/27/2032	36.6	36.6	32.2	0.01%
TAMARIND LEARNING INC	(#,^)	20283 FL-7, Boca Raton, FL 33498	Educational Services	Term Loan	Prime plus	2.75%	1/27/2032	305.7	305.7	264.0	0.07%
K & A Automotive Inc	(#,^)	2070 Nooseneck Hill Rd, Coventry, RI 02816	Gasoline Stations	Term Loan	Prime plus	2.75%	5/26/2047	55.7	55.7	61.9	0.02%
S&W Sales and Service LLC	(#,^)	240 Industrial Park Rd, Fort Valley, GA 31030	Construction of Buildings	Term Loan	Prime plus	2.75%	1/26/2032	129.4	129.4	124.6	0.03%
TeugByeolHan Licensed Clinical Social Worker Inc	(#,^)	1611 S Pacific Coast Hwy, Redondo Beach, CA 90277	Social Assistance	Term Loan	Prime plus	2.75%	1/26/2032	7.8	7.8	6.7	—%
1st Star Alacer LLC	(#,^)	2251 Dehne Rd,, Northbrook, IL 60062	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/25/2032	14.1	14.1	12.2	—%
Shauna Roberts Licensed Marriage Family Therapist	(#,^)	2270 Douglas Blvd, Roseville, CA 95661	Social Assistance	Term Loan	Prime plus	2.75%	1/24/2032	14.1	14.1	12.5	—%
Kynytyx, Inc.	(#,^)	990 Station Rd, Bellport, NY 11713	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	1/21/2032	105.8	105.8	99.1	0.03%
Treehouse Charcuterie, Inc dba Graze Craze	(#,^)	47 Straits Rd., Hatfield, MA 01002	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/21/2032	18.7	18.7	16.7	—%
CJAUTOPROS L.L.C.	(#,^)	943 Asheville Ave., Apt 207, Fort Mill, SC 29708	Nonstore Retailers	Term Loan	Prime plus	2.75%	1/21/2032	5.6	5.6	4.9	—%
Normandie Eateries Inc	(#,^)	10111 Normandie Ave, Los Angeles, CA 90044	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/21/2032	117.6	117.6	101.8	0.03%
Strive Design Inc dba Fully Promoted	(#,^)	22221 Palos Verdes Blvd, Torrance, CA 90505	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/21/2032	54.1	54.1	46.7	0.01%
Better Care Homes LLC	(#,^)	26677 W. 12 Mile Rd, Southfield, MI 48034	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/21/2032	58.8	58.8	50.8	0.01%
KILTED BUILDERS, LLC dba KILTED HOME REPAIR	(#,^)	42 Stonehenge Dr., Henniker, NH 03242	Construction of Buildings	Term Loan	Prime plus	2.75%	1/21/2032	7.1	7.1	6.1	—%
Maverick Well Service LLC	(#,^)	300 Farm to Market Rd. 1252 E, Kilgore, TX 75662	Support Activities for Mining	Term Loan	Prime plus	2.75%	1/20/2032	1,175.9	1,175.9	1,131.6	0.30%
TruYou Aesthetics LLC	(#,^)	3493 Rankin Ferry Loop, Louisville, TN 37777	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/20/2032	19.1	19.1	16.4	—%
Wibaux Industries, L.L.C. dba Wibaux General Store	(#,^)	121 Wibaux St., Wibaux, MT 59353	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	1/19/2032	14.6	14.6	15.2	—%
Astrodynamic Wines, LLC dba Oceano Wines	(#,^)	485 Morro Bay Blvd., Morro Bay, CA 93442	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	1/19/2032	21.2	21.2	18.7	—%
MNJR0912 Inc dba HOTWORX	(#,^)	2703 East Broadway, Columbia, MO 65201	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/19/2032	29.8	29.8	28.8	0.01%
Vines & Bines, LLC dba Vintage Views Bar	(#,^)	515 Owens Way, Severna Park, MD 21146	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/19/2032	10.8	10.8	9.4	—%
Elizabeth Heil dba Harmony Hair Design	(#,^)	244 West Main St., Ste. 2, Goshen, NY 10924	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/18/2032	5.6	5.6	4.8	—%
Gs Chips inc	(#,^)	1010 4th St. SE, Canton, OH 44707	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	1/18/2032	69.9	69.9	61.2	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Creek Outdoors LLC dba Creek Archery	(#,^)	114 McGrogan Rd., Ruffs Dale, PA 15679	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	1/14/2032	39.2	39.2	33.9	0.01%
11th Avenue, Inc.f/k/a Groopville Inc; Groopdealz, LLC and Grizzly Riv	(#,^)	2728 E 14th North, Idaho Falls, ID 83401	Nonstore Retailers	Term Loan	Prime plus	2.75%	1/14/2047	193.5	193.5	195.7	0.05%
Fulton Beer Hall LLC dba Fulton Hall	(#,^)	250 Ashland Pl, Brooklyn, NY 11217	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/14/2032	10.9	10.9	9.4	—%
Elite Roofing LLC	(#,^)	3600 Chamberlain Ln., Louisville, KY 40241	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	1/13/2032	12.7	12.7	11.0	—%
Equestrian Services International, LLC	(#,^)	1261 F Rd, Loxahatchee, FL 33470	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	1/13/2032	67.3	67.3	58.3	0.02%
Prime Way USA LLC dba Primeway Wood	(#,^)	3700 NW 124th Ave., Unit #137, Coral Springs, FL 33065	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	1/13/2032	82.3	82.3	71.1	0.02%
Atlas Tr Inc dba Atlas General Construction	(#,^)	36391 Haley St., Newark, CA 94560	Construction of Buildings	Term Loan	Prime plus	2.75%	1/12/2032	58.8	58.8	52.5	0.01%
HPT SOLUTIONS, INC.	(#,^)	1215 Lake Rise Overlook, Gallatin, TN 37066	Truck Transportation	Term Loan	Prime plus	2.75%	1/12/2032	35.3	35.3	30.5	0.01%
Concord Technologies Inc	(#,^)	4635 SE 44th Ave, Portland, OR 97206	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/12/2032	55.0	55.0	47.5	0.01%
Clinical Assessment Group, LLC	(#,^)	4801 Lang Ave NE, Albuquerque, NM 87109	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	1/6/2032	4.2	4.2	3.7	—%
Matthew McDonough dba Changing Gearz	(#,^)	161 Main St, West Newbury, MA 01985	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	1/6/2032	7.6	7.6	7.0	—%
OPC Group LLC	(#,^)	45 Irving Ave., Brooklyn, NY 11237	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	1/5/2032	19.1	19.1	16.8	—%
Life at the Beach LLC dba Garra Spa	(#,^)	5675 N Atlantic Ave, Cocoa Beach, FL 32931	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/4/2032	35.5	35.5	31.3	0.01%
3815 Media, Inc.	(#,^)	3201 Peachtree Corners Cir., Peachtree Corners, GA 30092	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	12/30/2031	348.0	348.0	359.5	0.10%
3 Generations LLC	(#,^)	2800 Baton Rouge Rd, Williamstown, KY 41097	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/29/2032	134.4	134.4	117.7	0.03%
Inspired Education 2 LLC dba Happy Days 2	(#,^)	221 Edinburg Rd., Mercerville, NJ 08619	Social Assistance	Term Loan	Prime plus	2.75%	12/29/2046	246.3	246.3	251.3	0.07%
Altitude Roofing LLC	(#,^)	2909 N Tindle Blvd, Flagstaff, AZ 86004	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/29/2031	74.7	74.7	64.4	0.02%
CPH Milpitas LLC dba Curry Pizza House	(#,^)	1806 Milmont Dr., Milpitas, CA 95035	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/29/2031	81.7	81.7	70.8	0.02%
Calderon Insurance Agency dba California Liberty Insurance	(#,^)	5127 Franklin Blvd, #3, Sacramento, CA 95820	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	12/29/2046	178.9	178.9	185.9	0.05%
Arclight Industries LLC	(#,^)	340 Quail Run Rd,, Venetia, PA 15367	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	12/29/2046	36.9	36.9	39.8	0.01%
Champion Volleyball Club of Houston LLC	(#,^)	19418 Pinehurst Trail Dr., Humble, TX 77346	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/29/2046	159.1	159.1	168.4	0.04%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Monticello Corporation dba Reid Super Save Market #3 and Millclem	(#,^)	600 Preston Ave, Charlottesville, VA 22903	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/29/2031	65.4	65.4	68.0	0.02%
Beyond the Numbers CPAs Inc	(#,^)	1004 Lewis Ave., Billings, MT 59102	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/29/2046	137.9	137.9	147.3	0.04%
NORTHCOMM LLC dba RFS Construction	(#,^)	213 Cascade View Ct., East Wenatchee, WA 98802	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/29/2031	81.4	81.4	70.2	0.02%
Nova Engineering Inc	(#,^)	4373 Viewridge Ave., Ste. A, San Diego, CA 92123	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/29/2031	46.7	46.7	40.2	0.01%
The Dance Affair, Inc	(#,^)	850 N Winchester Blvd, San Jose, CA 95128	Educational Services	Term Loan	Prime plus	2.75%	12/29/2031	7.6	7.6	6.5	—%
Hacienda Car Wash Inc.	(#,^)	2400 S Goliad St., Rockwall, TX 75032	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/29/2046	51.2	51.2	55.6	0.01%
Pole Dance Carolinas LLC dba PoleFit Carolinas	(#,^)	9826 Gilead Rd., C -200, Hunterville, NC 28078	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/29/2031	38.5	38.5	33.2	0.01%
Kosovar Corporation dba La Vista Ristorante Italiano	(#,^)	355 Smith Ridge Rd., South Salem, NY 10590	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/29/2046	335.4	335.4	365.3	0.10%
Eastern Aero Marine, Inc, dba EAM Worldwide	(#,^)	5502 NW 37th Ave., Miami, FL 33142	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	12/29/2046	1,231.7	1,231.7	1,368.0	0.36%
RV'S-4-Less dba RV Liquidation Center	(#,^)	984 W Shaw Ave., Clovis, CA 93612	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	12/29/2031	323.4	323.4	291.0	0.08%
Belcher's Electric LLC	(#,^)	138 Dorchester St., Greenwood, SC 29646	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/29/2031	18.9	18.9	16.5	—%
Clean Pro 1, LLC	(#)	385 Boston Post Rd, Orange, CT 06477	Construction of Buildings	Term Loan	Prime plus	2.75%	5/29/2047	205.5	205.5	228.5	0.06%
Lillie Mae's Place LLC	(#,^)	57 Main St., East Haven, CT 06512	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/29/2046	97.7	97.7	101.4	0.03%
Henry J Fishman MVPC	(#,^)	2021 K St. Ste. 400 NW, Washington, DC 20006	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/29/2031	315.2	315.2	277.1	0.07%
Happy Wheels Charter LLC	(#,^)	4 Old Elm St., Salusbury, MA 01952	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	12/29/2046	177.4	177.4	191.1	0.05%
The Queen Ready Mix, Inc.	(#,^)	8702 Liberty Rd., Houston, TX 77028	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	12/29/2031	469.7	469.7	440.5	0.12%
Hacienda Car Wash Inc.	(#,^)	2400 S Goliad St., Rockwall, TX 75087	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/29/2031	9.3	9.3	9.2	—%
Bright Horizons Preschool, LLC	(#,^)	275 Enterprise Dr., Valdosta, GA 31601	Social Assistance	Term Loan	Prime plus	2.75%	12/29/2046	217.0	217.0	231.9	0.06%
Freedom Construction LLC	(#,^)	2897 E Massengale Rd., Shelbyville, IN 46176	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/28/2031	10.1	10.1	9.5	—%
Unique Surveillance LLC and Fast Guard Service Worldwide, LLC	(#,^)	925 South 21st Ave., Hollywood, FL 33020	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/28/2031	1,147.9	1,147.9	1,011.1	0.27%
CS Concept Holdings, LLC and CS Holdings 409 South Main, LLC	(#,^)	4350 Canada Rd, :, Lakeland, TN 38002	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/28/2031	44.8	44.8	38.9	0.01%
Lotus Care LLC	(#,^)	14000 Sunfish Lake Blvd, NW, MN 55303	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/28/2031	21.0	21.0	18.1	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Alaska Demolition, LLC	(#,^)	2817 Rampart Dr., Anchorage, AK 99501	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/27/2046	1,231.7	1,231.7	1,368.0	0.36%
M-23 Mechanical Systems	(#,^)	2974 Betsy Way, San Jose, CA 95133	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/23/2031	54.9	54.9	47.3	0.01%
Outdoor Equipment Manufacturer, LLC	(#,^)	3520 NW 51st St., Miami, FL 33142	Textile Product Mills	Term Loan	Prime plus	2.75%	12/23/2031	87.4	87.4	90.8	0.02%
Riaz and Son Inc and Uddin Family Realty	(#,^)	100-15 94th Ave., Ozone Park, NY 11416	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/23/2046	140.1	140.1	155.5	0.04%
Nyssa Mercantile, LLC	(#,^)	119 Main St., Nyssa, OR 97913	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	12/23/2046	41.4	41.4	43.5	0.01%
PKLoop Peer LLC	(#,^)	1051 Kaylie St., Grand Prairie, TX 75052	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	12/23/2031	21.0	21.0	19.3	0.01%
Sk8 House Virginia Beach LLC	(#,^)	600 Lynnhaven Pkwy, Virginia Beach, VA 23452	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/23/2031	14.7	14.7	12.7	—%
Nyssa Mercantile LLC	(#,^)	119 Main St., Nyssa, OR 97913	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	12/23/2031	53.7	53.7	49.3	0.01%
The Beginning Zone	(#,^)	13709 S. Wilkie Ave, Gardena, CA 90249	Social Assistance	Term Loan	Prime plus	2.75%	12/23/2046	187.2	187.2	199.1	0.05%
Kinly Signs Corporation	(#,^)	2485 County Rd. 1, South Point, OH 45680	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	12/22/2046	295.3	295.3	301.0	0.08%
Scott Hollingsworth Equipment Company	(#,^)	17621 Perkins Rd., Baton Rouge, LA 70810	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	12/22/2031	61.4	61.4	63.8	0.02%
The Handyman Clarksville, LLC	(#,^)	2727 Union Hall Rd, Clarksville, TN 37040	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/22/2031	176.3	176.3	183.2	0.05%
LDI Energy Services, LLC	(#,^)	6519 103 West Ave., Tioga, ND 58852	Support Activities for Mining	Term Loan	Prime plus	2.75%	12/22/2046	269.5	269.5	289.5	0.08%
Mobile Bottling Source LLC	(#,^)	611 Green Sage Way, las Vegas, NV 89138	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/22/2031	175.1	175.1	154.8	0.04%
Rana N. Hassan, M.D P.C	(#,^)	71 Franklin Ave., Franklin Square, NY 11010	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/22/2031	106.5	106.5	92.8	0.02%
Plantation Shutter Co Inc	(#,^)	11704 Wilshire Blvd, Los Angeles, CA 90275	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	12/22/2031	81.7	81.7	70.4	0.02%
C&C Contracting	(#,^)	10620 Southern Highlands Pkwy., Las Vegas, NV 89141	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/22/2031	58.4	58.4	50.3	0.01%
LDI Energy Services, LLC dba LDI Excavation	(#,^)	6519 103 West Ave., Tioga, ND 58852	Support Activities for Mining	Term Loan	Prime plus	2.75%	12/22/2031	306.9	306.9	281.5	0.08%
HHLM LLC	(#,^)	535 Shawmut Ave, Boston, MA 02118	Personal and Laundry Services	Term Loan	Prime plus	2.75%	12/22/2031	13.1	13.1	11.4	—%
BYC - La Quinta LLC dba Broken Yolk Cafe	(#,^)	78430 CA-111, La Quinta, CA 92253	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/22/2046	562.0	562.0	597.1	0.16%
Yours II Cosmetology Academy Inc	(#)	1416 W Columbia Ave, Battle Creek, MI 49015	Educational Services	Term Loan	Prime plus	2.75%	9/21/2047	873.9	873.9	972.0	0.26%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

QUICK DROP IMPOUNDING, TOWING & RECOVERY, INC	(#,^)	2565 Lake Rockaway Rd SW, Conyers, GA 30012	Support Activities for Transportation	Term Loan	Prime plus	2.75%	12/21/2046	145.2	145.2	161.2	0.04%
Alaska Industrial Paint, LLC and Endeavor Properties LLC	(#)	1301 North Post Rd., Anchorage, AK 99501	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/21/2047	22.6	22.6	25.2	0.01%
Inobe LLC dba BLD2GO	(#,^)	1146 W Buckeye Rd, Phoenix, AZ 85007	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/21/2046	97.1	97.1	99.3	0.03%
Storm Trooper Transportation Corp	(#,^)	2205 W Highland Ave, San Bernardino, CA 92407	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/21/2031	724.7	724.7	630.2	0.17%
Lauren Taylor Beauty LLC dba Evolution Body Works	(#,^)	195 E 4th St. Ste. 10, Long Beach, CA 90802	Personal and Laundry Services	Term Loan	Prime plus	2.75%	12/21/2031	73.5	73.5	68.5	0.02%
Storm Trooper Transportation Corp	(#,^)	2205 W Highland Ave, San Bernardino, CA 92407	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/21/2046	451.0	451.0	487.6	0.13%
Mercury Pharmacy Corporation	(#,^)	480 Chadbourne Rd., Fairfield, CA 94534	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	12/21/2031	174.5	174.5	150.4	0.04%
360 GRIP AND ELECTRIC LLC and Julien Janigo	(#,^)	3500 Eagle Rock Blvd, Los Angeles, CA 90065	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/21/2031	77.1	77.1	69.1	0.02%
Unlimited Investors Group, Inc.	(#,^)	252 Aster Pl., Hampstead, NC 28443	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	12/20/2031	350.2	350.2	301.8	0.08%
Theramove & Diagnostics LLC	(#,^)	110 West Rd., Towson, MD 21204	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/20/2031	8.2	8.2	8.0	—%
Regal Express Corporation	(#,^)	4122 County Rd. 516, Matawan, NJ 07747	Truck Transportation	Term Loan	Prime plus	2.75%	12/20/2031	125.3	125.3	108.0	0.03%
Robo-Breaking New York Inc	(#,^)	302A W 12th St, New York, NY 10014	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/20/2031	282.3	282.3	292.1	0.08%
Nextstep Counseling Services, LLC	(#,^)	1707 Linwood Dr., Paragould, AR 72450	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/20/2031	29.0	29.0	25.0	0.01%
First Lone Star Pharmacy Group II, LLC dba Trinity Pharmacy	(#,^)	1925 East Rosemeade Pkwy., Carrollton, TX 75007	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	12/20/2046	101.8	101.8	105.5	0.03%

First Lone Star Pharmacy Group LLC	(#,^)	6901 Preston Rd, Dallas, TX 75205	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	12/20/2031	117.1	117.1	101.0	0.03%
Vidya Technologies LLC	(#,^)	2509 George Mason Dr, Virginia Beach, VA 23456	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	12/20/2031	7.4	7.4	6.4	—%
SoCal Propane LLC	(#,^)	220 N San Jacinto St., Hemet, CA 92543	Nonstore Retailers	Term Loan	Prime plus	2.75%	12/17/2031	317.6	317.6	330.0	0.09%
Ponce & Ponce, Inc	(#,^)	3015 NW 74th Ave, Miami, FL 33122	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/17/2031	70.0	70.0	60.4	0.02%
Logo Concepts LLC	(#,^)	1265 W 1275 North #2, Centerville, UT 84014	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	12/17/2031	330.6	330.6	286.8	0.08%
Brooker Construction LLC dba Sampson Tree Service	(#,^)	2170 SW Conant Ave., Port St. Lucie, FL 34953	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/17/2031	251.3	251.3	222.6	0.06%
VENDALL VENTURES LLC	(#,^)	25027 South Interstate, WaKeeney, KS 67672	Accommodation	Term Loan	Prime plus	2.75%	12/17/2046	270.5	270.5	286.7	0.08%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Invisishield, L.L.C	(#,^)	6120 Louetta Rd., Houston, TX 77379	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/17/2031	35.0	35.0	30.4	0.01%
MR3 LLC dba dba Union Fence	(#,^)	1340 Hartford Ave., Johnston, RI 02919	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/17/2046	330.1	330.1	359.3	0.10%
Leedann Properties LLC	(#,^)	534 Mill St SE, Gainesville, GA 30501	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/17/2046	245.4	245.4	251.3	0.07%
Venture Coffee Company, LLC dba Venture Roastery	(#,^)	13406 W Center Dr., Lakewood, CO 80228	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/17/2031	19.1	19.1	16.5	—%
Maxwell, Hendry & Simmons LLC	(#,^)	1619 Jackson St., Fort Myers, FL 33901	Real Estate	Term Loan	Prime plus	2.75%	12/17/2031	142.4	142.4	122.7	0.03%
La Taqueria, Inc.	(#)	10 Greenwich Ave, GREENWICH, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/17/2032	352.9	352.9	307.9	0.08%
SEC LLC	(#,^)	4470 Sunset Blvd, Los Angeles, CA 90027	Utilities	Term Loan	Prime plus	2.75%	12/16/2031	67.2	67.2	57.9	0.02%
JMJ Sales Group LLC	(#,^)	210 S. Linn Ave.,, Wentzville, MO 63385	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/16/2031	46.9	46.9	42.4	0.01%
Milson Restaurants LLC dba El Chico Granbury	(#,^)	1151 E US Hwy. 377, Ste. #110, Granbury, TX 76048	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/16/2031	70.5	70.5	60.8	0.02%
LGB Tax and Accounting LLC dba Loretta GriefBarbaro EA	(#,^)	2944 Valentine Pl, Wantagh, NY 11793	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/16/2046	109.9	109.9	120.1	0.03%
Sivalingam Medical Corporation, Inc dba First Valley Medical Group	(#,^)	44725 10th St W, Ste 210, Lancaster, CA 93534	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/16/2031	750.5	750.5	646.8	0.17%
Throop Family Holdings Inc dba Rogue Metal & Supply	(#,^)	7130 Crater Lake Hwy, White City, OR 97503	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/16/2031	198.5	198.5	183.0	0.05%
Empowering Families Educational Services	(#,^)	504 W Baseline Rd, STE A, Glendora, CA 91740	Educational Services	Term Loan	Prime plus	2.75%	12/16/2031	7.0	7.0	6.0	—%
Good Fortune Supermarket (Rhode Island) Corp	(#,^)	101 Cadillac Dr, Providence, RI 02907	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/15/2031	607.1	607.1	617.8	0.16%
Cooks BBQ Products dba Cooks International	(#,^)	7 World Trade Center, New York, NY 10006	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/15/2031	962.0	962.0	873.2	0.23%
Quandry Enterprises LLC dba Twinkle Toes Nanny	(#,^)	1600 E Sunrise Blvd, Fort. Lauderdale, FL 33304	Social Assistance	Term Loan	Prime plus	2.75%	12/15/2031	6.3	6.3	5.4	—%
Aqua Salon and Spa LLC	(#,^)	6730 Post Rd., North Kingston, RI 02852	Personal and Laundry Services	Term Loan	Prime plus	2.75%	12/15/2046	80.1	80.1	86.0	0.02%
Avtek Integration Services, Inc	(#,^)	4733 122nd Ave. N., Unit E, Pinellas Park, FL 33762	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/15/2031	64.2	64.2	60.0	0.02%
TSM New Beginnings	(#,^)	8850 W Sunset Rd, Las Vegas, NV 89148	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/15/2031	25.2	25.2	21.8	0.01%
The Great Gatsby Motel Inn Corporation	(#,^)	214 County Hwy. 152, Northville, NY 12134	Accommodation	Term Loan	Prime plus	2.75%	12/15/2046	98.5	98.5	108.2	0.03%
Erin Dewey dba Castle Rock Bakery	(#,^)	160 Huntington Ave., Ste. A & B, Castle Rock, WA 98611	Food Manufacturing	Term Loan	Prime plus	2.75%	12/14/2031	44.1	44.1	38.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

First Choice Brokerage Corporation First Choice Strategies LLC & First	(#,^)	822 A1A N, Ponte Vedra Beach, FL 32082	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	12/14/2031	58.8	58.8	50.7	0.01%
Smart Wired Services LLC	(#,^)	123 McCreary Rd., New Brighton, PA 15066	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/14/2031	7.5	7.5	7.8	—%
CTS MANAGEMENT USA INC	(#,^)	17 Marion Ave., Franklin Park, NJ 08823	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/14/2031	58.4	58.4	50.3	0.01%
Corporate Tax Services, Inc.	(#,^)	1250 Broadway 36th Floor, New York, NY 10001	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/14/2031	14.0	14.0	12.1	—%
Lloyd Hardware LLC	(#,^)	2319 W. Ct. St., Janesville, WI 53548	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	12/13/2031	93.4	93.4	86.4	0.02%
IV Therapy Management Inc	(#,^)	2 Sears Dr., Paramus, NJ 07652	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/13/2032	28.3	28.3	24.8	0.01%
EBG Re-Sell LLC	(#,^)	26943 Ruether Ave, Santa Clarita, CA 91351	Nonstore Retailers	Term Loan	Prime plus	2.75%	12/13/2031	7.0	7.0	6.0	—%
BGF Bobby Q's Inc	(#)	365 W Sunrise Hwy, Freeport, NY 11520	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/13/2047	276.2	276.2	287.3	0.08%
Momentum Metal Finishing, Inc.	(#)	1286 Anvilwood Ave, Sunnyvale, CA 94089	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	12/13/2031	188.6	188.6	187.6	0.05%
Sky’s The Limit Yoga Company	(#,^)	115 W 25th St, Norfolk, VA 23517	Educational Services	Term Loan	Prime plus	2.75%	12/13/2031	5.6	5.6	4.8	—%
ANR Insulation , LLC dba King Insulation	(#,^)	25 N 47th Ave, Phoenix, AZ 85043	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/10/2031	467.0	467.0	402.5	0.11%
Phillips Rental RV, LLC	(#,^)	5827 Stanida Cir., Holladay, UT 84121	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/10/2031	9.3	9.3	8.0	—%
Nonnos Ice Cream Shoppe Inc	(#,^)	270 Seabury St., Fall River, MA 02720	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/10/2046	19.7	19.7	21.9	0.01%
Blooms Pharmacy LLC	(#,^)	16347 Middlebelt Rd, Livonia, MI 48154	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	12/10/2031	24.3	24.3	25.2	0.01%
Stehlik Service and Tire INC	(#,^)	2410 N Powers Blvd, Colorado Springs, CO 80915	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/10/2046	115.7	115.7	117.2	0.03%
Suha Signs LLC dba Signaramaa	(#,^)	8211 Byron Center Ave SW, Byron Center, MI 49315	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/9/2032	28.8	28.8	30.0	0.01%
World Diamond Source, Inc	(#,^)	2987 Center Port Cir., Ste.s 4 & 5, Pompano Beach, FL 33064	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/9/2031	186.8	186.8	194.1	0.05%
Railhead, Inc	(#,^)	13800 Coppermine Rd., Herndon, VA 20171	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/9/2031	32.7	32.7	28.2	0.01%
NEW FRONTIER INSURANCE AGENCY OF FORT CALHOUN, INC	(#,^)	510 North 14th, Fort Calhoun, NE 68023	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	12/9/2031	14.7	14.7	15.3	—%
Suha Promotions LLC dba Fully Promoted	(#,^)	8211 Byron Center Ave SW, Byron Center, MI 49315	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/9/2032	26.3	26.3	27.4	0.01%
Suha Restaurants LLC dba The Great Greek Grill	(#,^)	8211 Byron Center Ave SW, Byron Center, MI 49315	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/9/2032	97.5	97.5	101.6	0.03%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Clean Energyz LLC	(#,^)	881 Alma Real Dr, Pacific Palisades, CA 90272	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/8/2046	996.0	996.0	1,028.3	0.27%
Myoung & Lee Inc	(#,^)	10251 Little Brier Creek Ln., Ste. 106, Raleigh, NC 27617	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/8/2031	15.9	15.9	13.7	—%
Broadway Ethos Holdings, LLC	(#,^)	218 Elizabeth St, East Jordan, MI 49727	Accommodation	Term Loan	Prime plus	2.75%	12/8/2046	51.0	51.0	54.2	0.01%
Foster the Community LLC	(#,^)	13451 and 13453 Fishhawk Blvd, Riverview, FL 33569	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/8/2032	17.9	17.9	18.6	—%
Freedom Toast LLC dba Sunrise Diner	(#,^)	401 N Atlantic Ave, Ocean City, MD 21842	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/8/2031	17.7	17.7	15.4	—%
Sweet Pink’s Creamery LLC dba Sweet Charlies	(#,^)	391 Quill Dr, Dawsonville, GA 30534	Food Manufacturing	Term Loan	Prime plus	2.75%	12/7/2031	6.0	6.0	5.2	—%
Atomic Dog LLC dba Jack's Hard Cider	(#,^)	1865 Gettysburg Village Dr., Unit 5, Gettysburg, PA 17325	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	12/7/2031	1,062.4	1,062.4	937.7	0.25%
Wilcompute	(#,^)	200 W Pondera Ave., Lancaster, CA 93534	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/7/2046	41.4	41.4	45.9	0.01%
Patsy McCraken	(#,^)	514 E Main St., Henryetta, OK 74437	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	12/6/2031	35.3	35.3	33.2	0.01%
Alley Taco 402, LLC dba Alley Taco 402	(#,^)	2002 Missouri Ave., Omaha, NE 68107	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/6/2046	22.2	22.2	23.3	0.01%
Mudshark Studios, LLC	(#,^)	1930 NE Oregon St, Portland, OR 97232	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/6/2031	13.4	13.4	11.6	—%
Pinnacle Pools, Inc	(#,^)	20442 Palomar St., Wildomar, CA 92595	Administrative and Support Services	Term Loan	Prime plus	2.75%	5/3/2032	9.8	9.8	8.5	—%
BB's Childcare, LLC dba Brilliant Brains Learning Center	(#,^)	7076 Blondo St., Omaha, NE 68104	Social Assistance	Term Loan	Prime plus	2.75%	12/3/2031	13.5	13.5	11.6	—%
HMG Strategy, LLC	(#,^)	55 Post Rd. West, Westport, CT 06880	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/3/2031	81.7	81.7	70.4	0.02%
Cliff's Motor Inn, LLC	(#,^)	4785 Saint Leonard Rd., Saint Leonard, MD 20685	Accommodation	Term Loan	Prime plus	2.75%	12/3/2046	56.7	56.7	60.1	0.02%
Reliance Healthcare Services LLP dba Always Best Care Senior Services	(#,^)	1101 Kings Hwy. N, Cherry Hill, NJ 08034	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/3/2031	36.2	36.2	31.2	0.01%
Metalhouse LLC	(#,^)	4705 S. Apopka Vineland Rd., Orlando, FL 32819	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/2/2031	294.2	294.2	253.5	0.07%
Carolina Decompression and Physical Therapy LLC	(#,^)	11618 US Hwy 70 W, Ste 106, Clayton, NC 27520	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/1/2031	70.0	70.0	60.4	0.02%
Pro Source Services, Inc dba Pro Source Services	(#,^)	6970 Wallis Rd., West Palm Beach, FL 33413	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/1/2031	100.9	100.9	87.0	0.02%
RECS LLC dba Richmond Express	(#,^)	1804 Dabney Rd., Richmond, VA 23230	Couriers and Messengers	Term Loan	Prime plus	2.75%	12/1/2031	138.4	138.4	119.4	0.03%
Ryan M. White dba Precision Engraving and Signs	(#,^)	2419 Heather Ave., Long Beach, CA 90815	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	12/1/2031	16.8	16.8	15.7	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

CDM Field Services, Inc. dba Xcite Automotive	(#,^)	328 South Jefferson St., Chicago, IL 60661	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/1/2031	364.1	364.1	317.9	0.08%
Ascent Holdings LLC and First Ascent, LLC	(#,^)	3516 N Spaulding Ave, Chicago, IL 60618	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	1/30/2032	164.4	164.4	144.8	0.04%
JMH GROUP, LLC dba Hotworx Studio	(#,^)	13435 University Ave, Clive, IA 50325	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/30/2032	39.8	39.8	35.3	0.01%
L.O.T Early Learning Center LLC	(#,^)	650 NW 183rd St, Miami, FL 33169	Social Assistance	Term Loan	Prime plus	2.75%	11/30/2031	23.2	23.2	22.4	0.01%
Poquoson Law Group, P.C.and Holcomb Solutions, LLC	(#,^)	720 Roger Brown Dr., Newport News, VA 23602	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/30/2046	165.8	165.8	172.5	0.05%
The Four Star Ranch, LLC	(#,^)	238 Oak St, Medford, NY 11763	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	11/30/2046	98.4	98.4	107.0	0.03%
Runyaro Richardson dba Self Made Musicnaire	(#,^)	14855 Memorial Dr, Houston, TX 77079	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	11/24/2031	7.5	7.5	6.6	—%
LR Greenview LLC dba Teaspoon	(#,^)	2977 Ygnacio Valley Rd., Unit 2977, Pleasant Hill, CA 94523	Food and Beverage Stores	Term Loan	Prime plus	2.75%	7/24/2032	24.4	24.4	21.2	0.01%
Edenburg Hospitality Inc	(#,^)	2750 SW 145th Ave, Ste. 304, Miramar, FL 33027	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/23/2031	58.0	58.0	60.2	0.02%
Southern Latitude Charters LLC	(#,^)	425 N. Osprey Ave., Sarasota, FL 34236	Scenic and Sightseeing Transportation	Term Loan	Prime plus	2.75%	11/23/2031	18.7	18.7	17.0	—%
Alpine Rings, LLC	(#,^)	2040 Independence Commerce Dr, Matthews, NC 28105	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	11/23/2031	13.9	13.9	12.0	—%
J Lan CPA Inc	(#,^)	12225 South St, Artesia, CA 90701	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/23/2031	20.9	20.9	18.0	—%
Flener IP Law, LLC	(#,^)	77 West Washington St. Ste. 800, Chicago, IL 60602	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/22/2031	13.9	13.9	12.0	—%
Barahona Plumbing LLC	(#,^)	2789 Jefferson Davis Hwy., Unit 107, Stafford, VA 22554	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	11/22/2046	24.4	24.4	26.3	0.01%
Gerland Investments, Inc dba Premier Martial Arts	(#,^)	12611 I-10 West, Ste. 102, San Antonio, TX 78230	Educational Services	Term Loan	Prime plus	2.75%	4/22/2032	16.1	16.1	14.0	—%
Cause of a Kind, LLC	(#,^)	3989 Long Beach Rd., Island Park, NY 11558	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/22/2031	80.5	80.5	69.3	0.02%
OneCare Health-Advanced Practice Health & Wellness Corp	(#,^)	97 Port Richmond Ave., Staten Island, NY 10302	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	11/22/2031	9.3	9.3	8.0	—%
BECCS BROWS LLC	(#,^)	3950 Long Beach Blvd, Ste. 203, Long Beach, CA 90807	Personal and Laundry Services	Term Loan	Prime plus	2.75%	11/19/2046	83.4	83.4	89.4	0.02%
Ryshaan LLC dba Fyzical Therapy and Balance Center	(#,^)	3780 Riverchase Village, Ste. 900, Hoover, AL 35244	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/19/2032	39.9	39.9	34.9	0.01%
IVF Cryo LLC	(#,^)	12526 Promise Creek Ln. (Building 3), Unit 326, Fishers, IN 46038	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/19/2046	29.5	29.5	30.1	0.01%
Kouklet LLC	(#,^)	744 South St., Philadelphia, PA 19147	Food Manufacturing	Term Loan	Prime plus	2.75%	11/19/2031	6.0	6.0	5.2	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

M & M Liquidation	(#,^)	16 Millstone, Irvine, CA 92606	Nonstore Retailers	Term Loan	Prime plus	2.75%	11/19/2031	3.2	3.2	2.8	—%
Double Scoop Ice Cream Cascade LLC	(#,^)	2970 Stonecrest Pass, Stonecrest,, GA 30038	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/19/2046	123.0	123.0	128.9	0.03%
New Magnolia Garden Center, Inc	(#,^)	9620 Chicago Ridge Mall, Chicago Ridge, IL 60609	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	11/19/2031	3.3	3.3	2.8	—%
Pho 99 III Vietnamese Restaurant LLC	(#,^)	3151 Rte. 27, Unit K, Franklin Park, NJ 08846	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/19/2031	13.9	13.9	12.0	—%
West Ballantyne Animal Hospital PLLC	(#,^)	11926 Providence Rd W, Charlotte, NC 28277	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/18/2031	9.8	9.8	8.4	—%
Guardian Cyber Solutions, LLC	(#,^)	14011 Hollow Crest Pl., Riverview, FL 33579	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/18/2031	9.3	9.3	8.0	—%
Caroline Cecil Textiles, LLC	(#,^)	3834 N 35th Pl., Phoenix, AZ 85018	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/18/2031	5.1	5.1	4.5	—%
Dayo J. Jones dba DayoSense	(#,^)	2306 South Eddy St., Seattle, WA 98108	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/18/2031	10.2	10.2	9.1	—%
Brevard Water Systems Sales & Services Inc	(#,^)	3101 US-1, Mims, FL 32754	Administrative and Support Services	Term Loan	Prime plus	2.75%	11/17/2031	25.8	25.8	22.3	0.01%
EKGolf Inc	(#,^)	10890 Douglas Ave, Urbandale, IA 50322	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	11/17/2031	4.2	4.2	4.0	—%
Uniglobal Pension Planning Inc	(#,^)	4114 Legato Rd, Fairfax, VA 22033	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/16/2031	97.4	97.4	83.9	0.02%
Reset Cryotherapy LLC	(#,^)	1220 20th St, Miami Beach, FL 33139	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	11/16/2031	32.5	32.5	29.7	0.01%
Jay Kalimai LLC	(#,^)	310 S Robinson Dr, Waco, TX 76706	Gasoline Stations	Term Loan	Prime plus	2.75%	11/12/2046	31.5	31.5	35.0	0.01%
Ghioni Tax & Accounting Solutions, LLC	(#,^)	958 NE Kelly Ave, Gresham, OR 97030	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/12/2031	4.6	4.6	4.0	—%
Colin Forde DDS PC dba Family & Cosmetic Dental Design	(#,^)	7520 Montgomery Blvd NE Bldg C, Albuquerque, NM 87109	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	11/12/2046	160.3	160.3	170.0	0.05%
Kebab Daddy Inc	(#,^)	3701 Ocean View Blvd. A-3, Montrose, CA 91020	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/12/2031	15.3	15.3	14.3	—%
Georgia Two-Way Inc	(#,^)	1206 GA Hwy. 30 West, Americus, GA 31719	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	11/12/2031	27.8	27.8	24.0	0.01%
New Generation Products LLC	(#,^)	5013 Pacific Hwy. E, Fife, WA 98424	Electronics and Appliance Stores	Term Loan	Prime plus	2.75%	11/10/2031	185.5	185.5	159.9	0.04%
US Ideal Diamond Cutting Works Inc	(#,^)	5757 Alpha Rd.,Ste. 502, Dallas, TX 75240	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	11/10/2031	18.6	18.6	16.0	—%
Codame Enterprises LLC dba Firehouse Subs #142	(#,^)	1547 Main St., Dunedin, FL 34698	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/10/2031	25.3	25.3	21.8	0.01%
The Loyal Subjects Wave 2, LLC	(#,^)	144 West Washington Blvd., Los Angeles, CA 90007	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	11/10/2031	185.5	185.5	159.9	0.04%
Bofill's Barbeque LLC	(#,^)	15159 South Cicero Ave., Oak Forest, IL 60452	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/10/2047	34.4	34.4	35.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Cresson-Inn Bar & Grille, Inc.	(#,^)	114 Gay St., Manayunk, PA 19127	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/10/2046	47.2	47.2	50.8	0.01%
Branded Goods LLC	(#,^)	1975 Stirling Rd., Ste.s A, B, and C, Davie, FL 33004	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/9/2031	69.9	69.9	67.4	0.02%
Sargas Pharmaceutical Adherence & Compliance Intl, LLC	(#,^)	109 H St., Bakersfield, CA 93304	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/9/2046	19.2	19.2	20.9	0.01%
Solo Creer LLC dba DoodyCalls	(#,^)	13096 County Rd. 192, Tyler, TX 75703	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	11/9/2031	5.8	5.8	5.0	—%
ORCHID ENERGY SOLUTIONS	(#,^)	3662 Clyde Park Ave. SW, Wyoming, MI 49509	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	11/8/2031	23.2	23.2	20.0	0.01%
Michelle Rianne Turney dba The Collective Salon Suites	(#,^)	809 Frolich Dr., Midwest City, OK 73110	Personal and Laundry Services	Term Loan	Prime plus	2.75%	4/8/2032	3.8	3.8	3.3	—%
LA SCAPES LLC	(#,^)	1812 Portview Dr., Spring Hill, TN 37174	Administrative and Support Services	Term Loan	Prime plus	2.75%	11/8/2031	9.7	9.7	8.4	—%
Bettencourt Flying Service, Inc.	(#,^)	1066 South Bert Crane Rd., Atwater, CA 95301	Air Transportation	Term Loan	Prime plus	2.75%	11/5/2031	78.4	78.4	68.1	0.02%
New Mexico Rey LLC	(#,^)	3520 Pan American Fwy NE, Albuquerque, NM 87107	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	11/5/2031	6.5	6.5	5.8	—%
Paul Genzink LLC dba VSBL	(#,^)	1332 Pinegrove NW, Grand Rapids, MI 49504	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	11/5/2031	4.6	4.6	4.1	—%
Ricky W. Kent dba VT-Doors-N-More	(#,^)	49 Mill Rd., Mount Tabor, VT 05739	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	11/5/2046	21.3	21.3	23.3	0.01%
Ecuadane, Inc.	(#,^)	9 Windsor Ct., Purchase, NY 10577	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	11/5/2031	32.5	32.5	28.1	0.01%
The Soda Spot LLC	(#,^)	7240 W. Azure Rd., Ste. #105, Las Vegas, NV 89130	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/5/2032	5.1	5.1	4.7	—%
Top Knot Studio, LLC dba Goldenrod Parlor	(#,^)	220 NW 8th Ave., Ste. 50, Gainesville, FL 32601	Personal and Laundry Services	Term Loan	Prime plus	2.75%	11/5/2031	4.6	4.6	4.0	—%
Sivalingam Medical Corporation, Inc dba First Valley Medical Group	(#,^)	44725 10th St W, Ste 210, Lancaster, CA 93534	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	11/5/2031	135.4	135.4	125.8	0.03%
ECOCOSM, INC.	(#,^)	201 Spear St., San Francisco, CA 94105	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/5/2031	32.5	32.5	28.0	0.01%
Square One Step LLC	(#,^)	10710 Barker Cypress Rd., Ste. B, Cypress, TX 77433	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/4/2032	31.7	31.7	28.3	0.01%
Finally Pest Control, LLC	(#,^)	12118 Sellerton Dr., Fishers, IN 46037	Administrative and Support Services	Term Loan	Prime plus	2.75%	11/3/2031	11.7	11.7	10.1	—%
INE Incorporated dba Juice It Up Colton	(#,^)	1040-1100 S. Mt. Vernon Ave., Riverside, CA 92507	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/3/2032	62.0	62.0	53.6	0.01%
JMC Auto,LLC	(#,^)	644 Southfield Rd, Lincoln Park, MI 48146	Repair and Maintenance	Term Loan	Prime plus	2.75%	10/29/2031	81.0	81.0	77.3	0.02%
Arcas Machine Inc.	(#,^)	700 N Neely St., Gillbert, AZ 85233	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	10/29/2031	97.3	97.3	90.2	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

CPH Fremont South LLC CPH Palato , CPH Palo Alto, CPH Cupertino	(#,^)	46703 Mission Blvd., Fremont, CA 94539	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/29/2031	88.4	88.4	77.0	0.02%
MDx BioAnalytical Laboratory, Inc	(#,^)	5890 Imperial Loop Dr. Ste. 12, College Station, TX 77845	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/29/2031	23.0	23.0	23.4	0.01%
Idiot Racing LLC dba Idiot Racing	(#,^)	13701 Sweetwater Cove Pl., Tampa, FL 33613	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	10/29/2031	2.8	2.8	2.4	—%
Pride Gymnastics Academy, LLC	(#,^)	7801 Old Hwy 51, Broken Arrow, OK 74014	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	10/29/2031	9.7	9.7	8.4	—%
100% Permanent Inc.	(#,^)	1315 N Larrabee, Chicago, IL 60610	Personal and Laundry Services	Term Loan	Prime plus	2.75%	10/29/2031	12.8	12.8	11.9	—%
LoCo Apparel LLC	(#,^)	2201 Long Prairie Rd., Unit 107-314, Flower Mound, TX 75022	Nonstore Retailers	Term Loan	Prime plus	2.75%	10/29/2031	92.1	92.1	84.9	0.02%
Gin Ray International LLC	(#,^)	8776 & 8778 NE Sandy Blvd., Portland, OR 97220	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	10/29/2046	137.5	137.5	138.8	0.04%
Half-Pass Ltd dba Canterbury Tack & Apparel	(#,^)	1291 West 137th Ct., Broomfield, CO 80023	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	10/29/2031	6.8	6.8	5.8	—%
HI5 HOME INNOVATION, LLC	(#,^)	9187 Holliston Creek Pl., Winter Garden, FL 34787	Nonstore Retailers	Term Loan	Prime plus	2.75%	10/29/2031	5.5	5.5	4.8	—%
Cortlandt Racquet Club, Inc. dba	(#,^)	2127 Albany Post Rd., Montrose, NY 10548	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	10/29/2046	1,227.9	1,227.9	1,362.7	0.36%
Potato Bros, LLC dba Crumbl Cookies Chicago Old Town	(#,^)	1435 N Wells St., Chicago, IL 60610	Food and Beverage Stores	Term Loan	Prime plus	2.75%	3/28/2032	56.8	56.8	50.1	0.01%
La Cueva Inc	(#,^)	9742 E Colfax Ave, Aurora, CO 80010	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/28/2046	67.4	67.4	74.8	0.02%
Kedai Indonesian Cafe	(#,^)	110 S Mountain Ave., Upland, CA 91786	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/27/2032	15.2	15.2	13.1	—%
Love at First Bite LLC dba Standlee's	(#,^)	880 Blackwood Rd., Chula Vista, CA 91910	General Merchandise Stores	Term Loan	Prime plus	2.75%	10/27/2031	23.9	23.9	20.6	0.01%
UnVeil Media Group LLC	(#,^)	2251 Stone Pile Dr., Concord, NC 28025	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/27/2031	4.6	4.6	4.0	—%
Jason Watt Pictures, LLC	(#,^)	110 Broadway, Brooklyn, NY 11249	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	10/26/2031	13.8	13.8	11.9	—%
Healthcare At Home LLC	(#,^)	5243 Snapfinger Woods Dr., Unit #104, Decatur, GA 30035	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	10/26/2046	23.8	23.8	25.9	0.01%
By Modern Design LLC	(#,^)	1436 Luz De Sol Dr., El Paso, TX 79912	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/26/2031	4.6	4.6	4.0	—%
Right Choice Accounting Solutions, LLC	(#,^)	3210 Royal Creek Way, Lilburn, GA 30047	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/25/2031	3.2	3.2	2.8	—%
Owkalasho LLC dba The UPS Store 299	(#,^)	3755 Avocado Blvd., La Mesa, CA 91941	Couriers and Messengers	Term Loan	Prime plus	2.75%	10/25/2031	33.0	33.0	28.4	0.01%
Tucker Management Group, LLC	(#,^)	115 Tyler Rd., Remlap, AL 35133	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/22/2031	20.7	20.7	21.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Kynytyx, Inc.	(#,^)	990A Station Rd., Bellport, NY 11713	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	5/22/2032	125.1	125.1	123.0	0.03%
Voyager Scientific, LLC	(#,^)	309 Washington St., Conshohocken, PA 19428	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/22/2031	9.2	9.2	7.9	—%
Sabri Enterprises, Inc.	(#,^)	11134 Hoffman Dr., Germantown, MD 20876	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	10/22/2031	5.6	5.6	4.8	—%
M&P_CAL, LLC dba Hotworx Anaheim Hills	(#,^)	8086 East Santa Canyon Rd., Anaheim, CA 92808	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/22/2032	27.4	27.4	24.5	0.01%
Premiere, Inc	(#,^)	615 North Landry Dr., New Iberia, LA 70563	Support Activities for Mining	Term Loan	Prime plus	2.75%	10/21/2031	73.7	73.7	76.6	0.02%
Big Creek Travel LLC	(#,^)	5020 Chase Ln., Cumming, GA 30240	Administrative and Support Services	Term Loan	Prime plus	2.75%	10/19/2031	3.2	3.2	2.8	—%
Balanced Health & Fitness LLC dba F45 NW Reno	(#,^)	5110 Mae Anne Dr., Ste. 702, Reno, NV 89521	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/19/2032	82.4	82.4	73.4	0.02%
J&L Naturals LLC	(#,^)	110 Oak Park Dr. Ste. 102, Mooresville, NC 28115	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	10/15/2031	12.3	12.3	10.6	—%
Barber's Home Innovations LLC	(#,^)	3287 Enisgrove Dr E, Palm Harbor, FL 34683	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/15/2031	27.6	27.6	23.8	0.01%
Blue 360 Media, LLC	(#,^)	2750 Rasmussen Rd., Park City, UT 84098	Publishing Industries (except Internet)	Term Loan	Prime plus	2.75%	10/15/2031	379.4	379.4	327.7	0.09%
LN Accounting Advisor LLC	(#,^)	611 Oakley St., Houston, TX 77006	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/15/2031	9.2	9.2	7.9	—%
Skate-A-While Longer, LLC	(#,^)	220 Ridge St. and 229 South George St., Rome, NY 13440	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	10/13/2046	15.7	15.7	17.4	—%
Symmonds, LLC dba North End Tavern	(#,^)	914 IA-5 Business North, Pleasantville, IA 50225	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/13/2046	14.1	14.1	15.3	—%
Mitchell Authentic Inc RockBox Fitness	(#,^)	4880 Lower Roswell Rd, Marietta, GA 30068	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/12/2032	133.6	133.6	115.4	0.03%
Mary Rozzi LLC	(#,^)	52153 Pipes Canyon Rd #552, Pioneertown, CA 92268	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/12/2031	7.4	7.4	6.3	—%
A&D Enterprise Inc dba FastFrame	(#,^)	4150 Legacy Dr., Ste 412, Frisco, TX 75034	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	10/12/2031	21.6	21.6	18.8	0.01%
Bella Ottica LLC dba Eyes on Towne Lake	(#,^)	1075 Buckhead Crossing, Ste. 130, Woodstock, GA 30189	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	10/12/2031	13.8	13.8	11.9	—%
Because it's Better Inc	(#,^)	84 Stonecrest Rd, Ridgefield, CT 06877	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	10/8/2031	161.2	161.2	138.9	0.04%
Jed Thomas Consulting, Inc dba Woggle Consulting	(#,^)	3 Trackside Dr., Kennebunk, ME 04043	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/8/2031	2.8	2.8	2.4	—%
Agape R. E. Solutions LLC	(#,^)	33 Market Point Dr, Greenville, SC 29607	Real Estate	Term Loan	Prime plus	2.75%	10/8/2031	4.6	4.6	4.0	—%
Shattered Prism LLC	(#,^)	63 Flushing Ave, Brooklyn, NY 11205	Rental and Leasing Services	Term Loan	Prime plus	2.75%	10/8/2031	14.3	14.3	14.1	—%
Be Known, LLC	(#,^)	802 Evolve Way, Knoxville, TN 37915	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/7/2031	6.9	6.9	6.0	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Greylab LLC dba Mighty Dog Roofing North DFW	(#,^)	10215 El Cinco Dr., Frisco, TX 75033	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/7/2031	24.9	24.9	21.4	0.01%
SIDCOR Gunsmithing LLC	(#,^)	3213 Catalpa Dr., Springfield, IL 62712	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	10/7/2031	5.0	5.0	4.5	—%
Angels Learning Center Inc,Hector A. Velasquez,Milene A. Velasquez	(#,^)	2801 Central Ave., Union City, NJ 07087	Social Assistance	Term Loan	Prime plus	2.75%	10/7/2031	30.3	30.3	26.1	0.01%
Kotyark L.L.C.dba Gibsonton Motel	(#,^)	11545 US Hwy 41 S, Gibsonton, FL 33534	Accommodation	Term Loan	Prime plus	2.75%	10/6/2031	14.3	14.3	14.2	—%
Krown Records, LLC	(#,^)	5311 S Big Horn Pl, Chandler, AZ 85249	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	10/5/2031	7.7	7.7	6.7	—%
The Gold Standard Accounting & Tax Inc	(#,^)	4911 Warner Ave Ste. 211, Huntington Beach, CA 92649	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/4/2032	9.7	9.7	8.4	—%
Orchard Collision, Inc	(#,^)	14898 Telegraph Rd., Redford, MI 48239	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/30/2046	59.9	59.9	62.6	0.02%
New Greater Generation Family Funeral Group, LLC	(#,^)	1400 N Hampton Rd, DeSoto, TX 75115	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/30/2046	23.9	23.9	25.2	0.01%
Skaggs RV Outlet, LLC	(#,^)	301 Commerce Dr., Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	9/30/2031	45.7	45.7	47.5	0.01%
Tony D's Hooked, LLC	(#,^)	378 Rope Ferry Rd. aka Mago Point Way, Waterford, CT 06385	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/30/2046	132.5	132.5	137.6	0.04%
Generation Real Estate Accumulation Team- and Zillah Investments LLC	(#,^)	4390 Commerce Cir., Idaho Falls, ID 83401	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/30/2031	948.9	948.9	817.8	0.22%
WALKING URGENT CARE, INC	(#,^)	10308 W Sample Rd, Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/30/2031	59.8	59.8	53.4	0.01%
Timothy A Chapamn dba Tim's Auto Tech	(#,^)	62 North Canal St., Oxford, NY 13830	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/30/2031	14.2	14.2	14.7	—%
Coast 2 Coast Restoration LLC,Coast 2 Coast Real Estate LLC	(#,^)	3505 Veterans Memorial Hwy, Ronkonkoma, NY 11779	Construction of Buildings	Term Loan	Prime plus	2.75%	9/30/2046	371.6	371.6	402.2	0.11%
Faxon Enterprises Inc	(#,^)	3107 Nichols Ave., Bay City, TX 78259	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/30/2046	1,015.7	1,015.7	1,028.3	0.27%
Aitheras Aviation Group, LLC, a Florida Liimited Liability Company	(#,^)	2301 N Marginal Rd., Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus	2.75%	9/30/2031	68.6	68.6	59.8	0.02%
Garage Floor Coating of MN.com, LLC	(#,^)	6701 W 23rd St, Minneapolis, MN 55426	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/30/2031	61.7	61.7	53.3	0.01%
OSSA LLC	(#,^)	300 Iberia St., Youngsville, LA 70503	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/30/2031	73.2	73.2	74.1	0.02%
Lively's Collision, Center LLC	(#,^)	5115 Jefferson Davis Hwy., North Augusta, SC 29841	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/30/2046	144.4	144.4	148.6	0.04%
LOVEBUG NUTRITION Inc	(#,^)	115 E 34th St., New York, NY 10156	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	9/30/2031	110.4	110.4	101.4	0.03%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Motion Physical Medicine & Wellness, PLLC	(#,^)	13100 Wortham Center Dr., Houston, TX 77065	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/30/2031	13.4	13.4	11.7	—%
Centre Storage and Matthew Wayne Vines	(#,^)	1650 Clarence E Chesnut Jr Bypass, Centre, AL 35960	Real Estate	Term Loan	Prime plus	2.75%	9/30/2046	68.1	68.1	75.6	0.02%
Great II, LLC	(#,^)	4390 Commerce Cir., Idaho Falls, ID 83401	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/30/2046	208.5	208.5	230.4	0.06%
Group Vertical, LLC dba Group Vertical	(#,^)	678 Front Ave. Northwest, Grand Rapids, MI 49504	Nonstore Retailers	Term Loan	Prime plus	2.75%	9/29/2031	164.3	164.3	141.6	0.04%
SoCal Propane LLC	(#,^)	220 N San Jacinto St, Hemet, CA 92543	Nonstore Retailers	Term Loan	Prime plus	2.75%	9/29/2046	297.3	297.3	329.9	0.09%
Prestige Products of Central Florida, Inc dba Milcarsky's Appliances	(#,^)	1180 Emma Oaks Trail, Lake Mary, FL 32746	Electronics and Appliance Stores	Term Loan	Prime plus	2.75%	9/29/2031	228.7	228.7	197.1	0.05%
Metro of Livernois Inc	(#,^)	17149 Livernois, Detroit, MI 48221	Telecommunications	Term Loan	Prime plus	2.75%	5/29/2047	200.2	200.2	204.9	0.05%
Norma Skin Care and SPA LLC	(#,^)	3364 Coral Way, Miami, FL 33145	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/29/2031	12.9	12.9	11.1	—%
Chris Landscaping Inc dba New England Tree Co.	(#,^)	1139 Washington St., Stoughton, MA 02072	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/29/2031	72.3	72.3	64.5	0.02%
Jafar and Jamal, Inc dba Foodland; IMAD Corporation	(#)	11 Highland Ave., Malden, MA 02148	Food and Beverage Stores	Term Loan	Prime plus	2.75%	9/29/2032	72.2	72.2	63.2	0.02%
Pueblo Canyon, LLC, Matthew Benjamin Allen and Elizabeth Kelly Allen	(#,^)	199 SAN ILDEFONSO Rd., LOS ALAMOS, NM 87544	Accommodation	Term Loan	Prime plus	2.75%	9/29/2046	100.3	100.3	103.7	0.03%
TRI-COUNTY SERVICES, INC. and Andrew M Chehata	(#,^)	4900 SW 51st St., Davie, FL 33314	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/29/2031	309.6	309.6	266.8	0.07%
Agerton Timber LLC and Agerton Transportation, LLC	(#,^)	3166 Aurelle Rd., Strong, AR 71765	Forestry and Logging	Term Loan	Prime plus	2.75%	9/29/2031	26.8	26.8	24.4	0.01%
Daring Business Strategies Inc.	(#,^)	600 Front St., Lynden, WA 98264	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/29/2031	32.0	32.0	27.6	0.01%
NMFM Consulting, LLC	(#,^)	3636 Lake Ave., Wilmette, IL 60091	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/29/2046	262.2	262.2	269.8	0.07%
Creche N Crew, LLC	(#,^)	3185 West Ward Rd., Dunkirk, MD 20754	Social Assistance	Term Loan	Prime plus	2.75%	9/29/2046	252.7	252.7	279.0	0.07%
Cj Real Estate Partners LLC	(#,^)	1800 E Palm Ave, Tampa, FL 33605	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/28/2047	280.6	280.6	294.9	0.08%
Art Food Attitude Inc. dba Bamboo Leaf Thai Eatery	(#,^)	724 Main St., Bradley Beach, NJ 07720	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/28/2031	23.8	23.8	20.6	0.01%
Catching Fish LLC dba Man Overboard Bait and Tackle	(#,^)	1825 S. Patrick Dr., Ste. B, Harbour Beach, FL 32937	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	9/28/2031	4.9	4.9	4.2	—%
LuLu Kingdom LLC	(#,^)	18 S. 20th St., Philadelphia, PA 19103	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/28/2032	14.6	14.6	13.3	—%
Teaghlach Firearms LLC dba TFirearms	(#,^)	117 S. Main St., Altus, OK 73526	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/28/2031	2.5	2.5	2.2	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

JRBA Inc dba Bulger True Value	(#,^)	1185 W Santa Fe St, Olathe, KS 66061	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	9/28/2031	23.6	23.6	20.3	0.01%
Strong Tower 10933, Inc.	(#,^)	15530 NW US Hwy 441, Alachua, FL 32615	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/27/2031	7.6	7.6	6.5	—%
C.D.A. Serviceability Trust Inc	(#,^)	4501 6th Ave, Tacoma, WA 98406	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/27/2046	67.6	67.6	74.3	0.02%
Momentum Metal Finishing Inc.	(#,^)	1286 Anvilwood Ave, Sunnyvale, CA 94089	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/27/2046	1,038.5	1,038.5	1,128.9	0.30%
Daisi Inc.	(#,^)	10300 West Charleston Blvd., Las Vegas, NV 89135	Data Processing, Hosting, and Related Services	Term Loan	Prime plus	2.75%	9/27/2031	100.6	100.6	86.6	0.02%
Michael Risoldi's Auto Repair Inc.	(#,^)	1435 WoodLn. Rd., Eastampton, NJ 08060	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/27/2031	115.7	115.7	118.9	0.03%
D&M Properties, LLC	(#,^)	2600 Coon Rapids Blvd. Nortwest, Coon Rapids, MN 55433	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/24/2031	23.4	23.4	20.1	0.01%
3-2-1 Go LLC dba Burgerz and Ballz	(#,^)	868 Fulda Ave NW, Palm Bay, FL 32907	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/24/2031	4.9	4.9	4.5	—%
Taurus Legacy, LLC dba Papas Diner	(#,^)	626 FL-50, Clermont, FL 34711	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/24/2031	8.6	8.6	7.4	—%
Forays, Ltd dba Northern Comfort	(#,^)	2800 N. Lagoon Dr., Wasilla, AK 99654	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	9/24/2046	169.5	169.5	179.1	0.05%
Great Dog Products for Great People LLC dba Royal Frenchel	(#,^)	13207 Squawwood Ln. SE, Rainier, WA 98576	Animal Production and Aquaculture	Term Loan	Prime plus	2.75%	9/24/2031	11.5	11.5	10.2	—%
RightTalents LLC	(#,^)	639 Passaic Ave., Nutley, NJ 07110	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/24/2031	9.1	9.1	7.9	—%
Black Market Restaurant Group Inc. dba Black Market Meal Prep	(#,^)	29941 Aventura, Ste. K, Rancho Santa Margarita, CA 92688	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/24/2032	32.4	32.4	28.6	0.01%
USA Security Services Corporation	(#,^)	844 Hebron Ave., Glastonbury, CT 06033	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/24/2031	91.5	91.5	78.7	0.02%
Teach 2 Teach Music Lessons, LLC	(#,^)	184 Marshall Hill Rd., West Milford, NJ 07480	Educational Services	Term Loan	Prime plus	2.75%	9/24/2031	9.6	9.6	8.3	—%
Gateway Auto Service and Collision #2 Inc	(#,^)	1205 South 8th Ave., Maywood, IL 60153	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/24/2046	29.2	29.2	32.4	0.01%
Rightworks Staffing Inc.	(#,^)	1201 Kenwood Ave, Austin, TX 78704	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/24/2031	137.2	137.2	118.0	0.03%
Ben Anderson 365	(#,^)	9920 Research Dr., Irvine, CA 93108	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/24/2031	45.7	45.7	39.4	0.01%
Quinn da Matta Productions LLC	(#,^)	2155 Outpost Dr, Los Angeles, CA 90068	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	9/23/2031	3.8	3.8	3.3	—%
Vincent Remodeling, LLC	(#,^)	4667 Riverbend RdTrussville, Trussville, AL 35173	Construction of Buildings	Term Loan	Prime plus	2.75%	9/23/2031	13.7	13.7	11.8	—%
MDJ Chiropractic PC	(#,^)	18009 Jamaica Ave, Jamaica, NY 11432	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/22/2031	4.6	4.6	3.9	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Udder Free Only, LLC	(#,^)	3603 Vinton Ave Unit 205, Los Angeles, CA 90034	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	9/21/2031	16.5	16.5	14.6	—%
Hurricane Beauty LLC	(#,^)	1110 vandon loop, Berlin, NJ 08009	Nonstore Retailers	Term Loan	Prime plus	2.75%	9/17/2031	9.1	9.1	7.9	—%
Phillips Diesel Service LLC	(#,^)	4150 S 32nd St W, Muskogee, OK 74401	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/17/2046	29.9	29.9	31.1	0.01%
Tiny Homer	(#,^)	62361 Mary Miller Ave., Homer, AK 99603	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/17/2031	5.0	5.0	5.2	—%
Oui Pastry LLC	(#,^)	1905 Scenic Hwy N #10000b, Snellville, GA 30078	Food and Beverage Stores	Term Loan	Prime plus	2.75%	9/17/2031	4.6	4.6	3.9	—%
Goode Tax and Resolution, LLC	(#,^)	2527 Standifer Pl., Lanham, MD 20706	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/17/2031	2.9	2.9	2.5	—%
Radiator Fans Unlimited LLC and Gros Holdings Unlimited, Inc	(#,^)	6179 Alameda Ave, El Paso, TX 79905	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	9/15/2031	49.1	49.1	42.8	0.01%
Radiator Fans Unlimited LLC and Gros Holdings Unlimited Inc	(#,^)	6179 Alameda Ave., El Paso, TX 79905	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	9/15/2046	44.0	44.0	47.6	0.01%
For The Love Athletics LLC	(#,^)	225 N Downing St, Davidson, Davidson, NC 28036	Educational Services	Term Loan	Prime plus	2.75%	9/14/2031	4.6	4.6	3.9	—%
JEMS Transportation & Logistics LLC	(#,^)	30715 Basil Trace Dr., Spring, TX 77386	Truck Transportation	Term Loan	Prime plus	2.75%	9/14/2031	13.7	13.7	11.8	—%
SkyEstate LLC dba Vango's Drive Thru	(#,^)	4000 Leap Rd, Hilliard, OH 43026	Food and Beverage Stores	Term Loan	Prime plus	2.75%	9/14/2031	28.0	28.0	24.1	0.01%

R & S Chroniger Enterprises, LLC	(#,^)	1681 Beech Ln, Hanover, PA 17331	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/14/2031	16.4	16.4	14.1	—%
Aaron Mahoney dba Alaska Gulf Coast Expeditions	(#,^)	16347 Deerfield St,, Ninilchik, AK 99639	Scenic and Sightseeing Transportation	Term Loan	Prime plus	2.75%	9/14/2031	26.5	26.5	22.8	0.01%
MTR Designs LLC	(#,^)	205 North 12th St., Opelika, AL 36801	Nonstore Retailers	Term Loan	Prime plus	2.75%	9/14/2031	6.9	6.9	5.9	—%
O&O Welding Zone Corp	(#,^)	2100 4th St., Orlando, FL 32824	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/13/2046	47.5	47.5	50.9	0.01%
MattCole Construction and Roofing, LLC	(#,^)	2529 Boxford Ln., Cordova, TN 38016	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/13/2031	50.3	50.3	46.0	0.01%
Touch of Therapy Massage, LLC	(#,^)	8510 Warner Rd., Ste. 300, Plain City, OH 43064	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/13/2031	13.7	13.7	14.2	—%
Dennis Hair Studio Inc	(#)	1566 Union Turnpike, New Hyde Park, NY 11040	Personal and Laundry Services	Term Loan	Prime plus	6.5%	9/13/2031	5.8	5.8	5.6	—%
Octopus Records LLC	(#,^)	72-05 72nd Pl., 2B, Glendale, NY 11385	Nonstore Retailers	Term Loan	Prime plus	2.75%	9/13/2031	4.1	4.1	3.6	—%
Essex Trade, Inc.dba Artesano's	(#,^)	33 Bearskin Neck, Rockport, MA 01966	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	9/10/2031	4.6	4.6	3.9	—%
Panditos LLC dba White Lotus Home	(#,^)	745 Joyce Kilmer Ave, New Brunswick, NJ 08901	General Merchandise Stores	Term Loan	Prime plus	2.75%	9/10/2031	18.3	18.3	15.7	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Kyle Keiper LLC	(#,^)	3408 Spring St #1, Pompano Beach, FL 33062	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	9/10/2031	11.1	11.1	10.4	—%
Ironman Delivery, Inc	(#,^)	6581 Westland Dr., Brownsburg, IN 46112	Couriers and Messengers	Term Loan	Prime plus	2.75%	9/10/2031	50.3	50.3	43.3	0.01%
Trash Can Rescue LLC	(#,^)	1096 Nast Chapel Rd, Martinsville, IN 46151	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/10/2031	17.3	17.3	16.0	—%
Tri T. Le dba AN Company	(#,^)	1431 Amro Way, South El Monte, CA 91733	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	9/10/2031	14.4	14.4	13.3	—%
Queen Oxygen Co. dba Quest Cylinder Co.	(#,^)	239 Lafayette St., London, OH 43140	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	9/9/2031	41.5	41.5	40.3	0.01%
B & W Towing, LLC	(#,^)	701 Addison Rd., Painted Post, NY 14870	Support Activities for Transportation	Term Loan	Prime plus	2.75%	2/9/2047	87.8	87.8	92.7	0.02%
Y & C Company INC dba Miji-Mura Hibachi & Sushi	(#,^)	8045 NW 115th Way, Parkland, FL 33076	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/9/2046	242.1	242.1	268.5	0.07%
Alaska Industrial Paint, LLC dba Alaska Fleet and Collision Specialist	(#,^)	1301 North Post Rd., Anchorage, AK 99501	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/8/2032	56.6	56.6	57.7	0.02%
Le Bajec Le LLC	(#,^)	810 N Alamo St,, San Antonio, TX 78215	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/8/2046	77.9	77.9	82.3	0.02%
Almina Concept, Inc.	(#,^)	5042 Willshire Blvd., Los Angeles, CA 90036	Nonstore Retailers	Term Loan	Prime plus	2.75%	9/7/2031	2.3	2.3	2.0	—%
Grand Portage LLC	(#,^)	3306 Chelsea Cir, Ann Arbor, MI 48108	Nonstore Retailers	Term Loan	Prime plus	2.75%	9/7/2031	30.6	30.6	26.3	0.01%
Sassy Sista's Boutique LLC	(#,^)	851 W. State Rd 436 Ste. 1005, Altamonte Springs, FL 32714	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	9/7/2031	5.9	5.9	5.1	—%
JD Hunt Custom Homes Incorporated dba JD Hunt Construction	(#,^)	5515 Parkcrest Dr., Austin, TX 78731	Construction of Buildings	Term Loan	Prime plus	2.75%	9/3/2031	837.8	837.8	720.8	0.19%
331 Foley Sound Inc	(#,^)	19355 Business Center Dr., Unit #9, Northridge, CA 91324	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	1/2/2032	23.4	23.4	20.3	0.01%
4 Points Towing & Roadside Service LLC	(#,^)	5425 Willow Grove Rd., Camden Wyoming, DE 19934	Support Activities for Transportation	Term Loan	Prime plus	2.75%	9/2/2031	32.1	32.1	29.4	0.01%
Sheryl's Candy Apple Creations, LLC	(#,^)	131 Piney Green Rd., Ste. 300, Jacksonville, NC 28546	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/2/2031	5.6	5.6	5.0	—%
RGV Poke LLC dba Pokeworks	(#,^)	5401 North 10 St. Unit 126, McAllen, TX 78504	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/2/2032	32.7	32.7	28.9	0.01%
Hair and Beauty Market Place, LLC dba LAOR	(#,^)	7900 S. Orange Blossom Trail, Unit 1, Orlando, FL 32809	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	8/31/2046	186.4	186.4	206.8	0.06%
JeanAnn Schwark, MS, FNP-C PLLC dba Serenity Women's Care	(#,^)	10615 N Hayden Rd C100, Scottsdale, AZ 85260	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/31/2031	154.6	154.6	138.7	0.04%
Cadena Co.	(#,^)	2133 Southend Dr. #301, Charlotte, NC 28213	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/31/2031	9.6	9.6	8.3	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Rosy Rings, Inc	(#,^)	2400 Industrial Ln., Ste. 700, Broomfield, CO 80020	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	8/31/2031	151.8	151.8	130.6	0.03%
RM Interiors Inc.dba House of Moseley	(#,^)	8200 Stockdale HWY D-6, Bakersfield, CA 93311	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	8/31/2031	27.2	27.2	23.4	0.01%
Shrijee LLC dba Econo Lodge	(#,^)	908 Washington St., Manitowoc, WI 54220	Accommodation	Term Loan	Prime plus	2.75%	6/30/2047	162.2	162.2	172.6	0.05%
Kadence Consulting Inc	(#,^)	13315 Bishops Ct, Roswell, GA 30075	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/30/2031	16.9	16.9	14.5	—%
Angela Barbara	(#,^)	51 Bennington Square, Hackettstown, NJ 07840	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/30/2046	24.0	24.0	25.7	0.01%
K's Salon 1 LLC dba Gerard Anthony Salon	(#,^)	580 Amsterdam Ave, New York, NY 10024	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/30/2032	20.6	20.6	17.8	—%
Downtown Dance Academy Limited Liability Company	(#,^)	1204 Hooper Ave., Toms River, NJ 08753	Educational Services	Term Loan	Prime plus	2.75%	8/27/2031	4.9	4.9	4.3	—%
DebutSolutions, LLC dba Emerald Pacific Resources	(#,^)	2000 Frankfurt St., Laredo, TX 78040	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	8/27/2046	63.3	63.3	67.6	0.02%
7 BRANCHES CORPORATION dba Nikos	(#,^)	410 Pearl St., Lake Wales, FL 33853	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/27/2031	6.5	6.5	5.6	—%
3D Printed Tabletop, LLC	(#,^)	2870 Sonata Ct., St. Cloud, FL 34772	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	8/27/2031	2.7	2.7	2.3	—%
Debut Solutions LLC	(#,^)	2000 Frankfort St, Laredo, TX 78040	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	8/27/2031	250.3	250.3	220.0	0.06%
Willow Falls Venue LLC	(#,^)	23122 S North Carolina Hwy. 109, Denton, NC 27239	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/27/2046	20.3	20.3	21.6	0.01%
HHD Aviation, LLC dba Great Milwaukee Training and Testing Center	(#,^)	2820 Bobmeyer Rd., Hanger C-7, Hamilton, OH 45015	Real Estate	Term Loan	Prime plus	2.75%	8/26/2046	45.7	45.7	50.7	0.01%
Christopher John Looney Agency Inc.	(#,^)	426 South Atlanta St., Unit 110, Roswell, GA 30075	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	8/25/2031	2.5	2.5	2.1	—%
Tiny's Gumbo Bar NYC LLC	(#,^)	275 Church St., New York, NY 10013	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/25/2032	47.8	47.8	42.1	0.01%
Force3 Enterprises, LLLP	(#,^)	240 Hathway Dr., Stratford, CT 06615	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	8/25/2046	191.8	191.8	203.3	0.05%
Trinity Lumber and Building Supply, Inc	(#,^)	1231 East Cypress Ave., Redding, CA 96002	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	8/25/2046	68.6	68.6	74.2	0.02%
Swick & Son Enterprises, Inc	(#,^)	108 Mashell Ave. North, Eatonville, WA 98328	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/25/2031	16.6	16.6	14.4	—%
Premiere Inc	(#,^)	615 N Landry Dr., New Iberia, LA 70563	Support Activities for Mining	Term Loan	Prime plus	2.75%	8/25/2031	354.1	354.1	367.5	0.10%
Gralyn Fabrication & Machining LLC	(#,^)	1119 Bluff Ridge Rd., Waynesburg, PA 15370	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	8/25/2031	8.2	8.2	7.0	—%
CJNR LLC dba Parkhurst Motel	(#,^)	208 East Main St., Elma, WA 98541	Accommodation	Term Loan	Prime plus	2.75%	8/24/2046	39.2	39.2	43.5	0.01%
Dallas MTV, LLC	(#,^)	2911 Turtle Creek Blvd., Ste. 300, Dallas, TX 75219	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/20/2031	17.0	17.0	14.6	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

The Jar Circle, Inc dba Frida's Mexican Grill	(#,^)	3545 Merrick Rd., Seaford, NY 11783	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/20/2032	28.2	28.2	24.6	0.01%
Power Enterprise LLC	(#,^)	119 East 710 South Cir., Ivins, UT 84738	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/20/2031	2.9	2.9	2.5	—%
Patoruzu, Inc. dba Sharkey's Cuts For Kids	(#,^)	18121 Tuckerton Rd., Ste. 130, Cypress, TX 77433	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/20/2031	9.1	9.1	7.8	—%
Royal Home Care and Staffing LLC	(#,^)	453 Oakton Rd, Odenton, MD 21113	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/20/2031	26.3	26.3	27.3	0.01%
PCH Ventures, LLC dba Chop Stop	(#,^)	18515 Brookhurst St., Fountain valley, CA 92618	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/20/2031	37.5	37.5	38.9	0.01%
Elizabeth K. Little and dba Mrs. Little's Tea and Toys	(#,^)	108 North Davis St., Hamilton, MO 64644	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/19/2031	2.5	2.5	2.5	—%
Derheim, Inc dba My Aquatic Services	(#,^)	601 Main Ave.W, West Fargo, ND 58078	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/19/2046	159.7	159.7	163.9	0.04%
Vida Meat Company LLC	(#,^)	1370 West Cheyenne Ave., North Las Vegas, NV 89030	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	8/19/2031	43.1	43.1	40.4	0.01%
Glorious Training Group Inc dba F45 Training Murabella	(#,^)	185 Murabella Pkwy, St. Augustine, FL 32092	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	8/18/2031	13.6	13.6	12.4	—%
Luxury Tree Services LLC	(#,^)	5925 SW 69th St., Miami, FL 33413	Forestry and Logging	Term Loan	Prime plus	2.75%	8/18/2031	90.7	90.7	78.6	0.02%
Hartwood Hospitality Labs, Inc.	(#,^)	1312 GILBERT ST, CHARLES CITY, IA 50616	Accommodation	Term Loan	Prime plus	2.75%	8/17/2046	39.3	39.3	43.6	0.01%
Cezary A. Lapa dba Globe Polska Ksiazka	(#,^)	5747 West Irving Park Rd., Chicago, IL 60634	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	8/17/2031	6.4	6.4	5.5	—%
Transatlantic Translations Company, LLC	(#,^)	411 Theodore Fremd Ave, Rye, NY 10580	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/16/2031	22.7	22.7	19.5	0.01%
Revive Aesthetics & Wellness, LLC	(#,^)	175 Main St., East Greenwich, RI 02818	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/13/2031	25.0	25.0	22.3	0.01%
Baite Auto Sales LLC	(#,^)	2865 Suwanee Rd., Columbus, OH 43224	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	8/13/2046	11.3	11.3	12.5	—%
DTT ENTERPRISES, LLC	(#,^)	6565 Austin Hope Ave, Las Vegas, NV 89118	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/13/2031	31.8	31.8	27.3	0.01%
Bird's Nest Florist & Gifts, LLC	(#,^)	549-E College Park Rd., Ladson, SC 29456	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	8/12/2031	5.4	5.4	4.6	—%
Montauk Donut Group, Inc dba Dunkin Donuts	(#,^)	1669 Montauk Hwy., Bellport, NY 11713	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/12/2032	91.7	91.7	95.6	0.03%
Lovely Moments Iowa Photography, LLC	(#,^)	527 Broad St, Story City, IA 50248	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/11/2031	2.7	2.7	2.3	—%
Game Time Vending, LLC	(#,^)	10105 Amberwood Rd. Ste.s #1 and #5, Fort Myers, FL 33913	Nonstore Retailers	Term Loan	Prime plus	2.75%	8/11/2031	1,148.8	1,148.8	1,068.5	0.28%
KBO Investment and Sterling HTS KBO Investments LLC	(#,^)	748 West Big Beaver Rd., Troy, MI 48084	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/10/2031	41.8	41.8	36.6	0.01%
C4 Technologies Inc.	(#)	171 C Ave., Ste. C, Coronado, CA 92118	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	8/6/2031	5.8	5.8	5.6	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

The Hiccup Inc	(#,^)	158 Humphrey St., Swampscott, MA 01907	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	8/6/2031	18.8	18.8	16.2	—%
Dara, Inc.	(#,^)	29 Old Planters Rd, Beverly, MA 01915	Nonstore Retailers	Term Loan	Prime plus	2.75%	8/5/2031	30.0	30.0	25.8	0.01%
Ronald L. McFarlain dba Cajun Connection	(#,^)	2958 IL-178, North Utica, IL 61373	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/5/2046	32.9	32.9	34.8	0.01%
C&J General Engineering	(#,^)	3060 Thorntree Dr #10, Chico, CA 95973	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/4/2046	26.9	26.9	25.7	0.01%
CIRLABS, INC,Outcome Driven Innovation and Spracht Inc	(#,^)	974 Commercial St. Ste. 101, Palo Alto, CA 94043	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	7/30/2031	46.9	46.9	40.4	0.01%
AA Power Equipment, Inc	(#,^)	999 Mansell Rd., Ste. B, C, & D, Roswell, GA 30076	Nonstore Retailers	Term Loan	Prime plus	2.75%	7/30/2031	72.1	72.1	62.0	0.02%
Charles P Carpenter dba All-Ways Pumping	(#,^)	5701 Beckford Ave, Tarzana, CA 91356	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	7/30/2031	101.3	101.3	99.6	0.03%
The Travel Society LLC;Religious Travel International LLC	(#,^)	650 S Cherry St., Denver, CO 80246	Administrative and Support Services	Term Loan	Prime plus	2.75%	7/30/2031	78.6	78.6	67.6	0.02%
Patriot Services Group Inc	(#,^)	108 Phillips Cir., Columbiana, AL 35051	Personal and Laundry Services	Term Loan	Prime plus	2.75%	7/30/2031	20.3	20.3	17.5	—%
Kings Autoshow Inc and Grand Auto Group LLC	(#,^)	5815 Church Ave, Brooklyn, NY 11203	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	7/30/2031	104.9	104.9	92.6	0.02%
Melissa S. Scharf	(#,^)	14313 Califa St., Sherman Oaks, CA 91401	Social Assistance	Term Loan	Prime plus	2.75%	7/30/2031	8.1	8.1	7.0	—%
Blue Water Dynamics, LLC dba Dougherty Manufacturing & Solace Boats	(#,^)	308 South Old County Rd., Edgewater, FL 32132	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	7/30/2046	1,131.5	1,131.5	1,254.8	0.33%
Crux Solutions LLC dba Waddell's Riverside Funeral Directors	(#,^)	6938 Westover St., Houston, TX 77087	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/30/2032	41.2	41.2	39.2	0.01%
100% Permanent Inc.	(#,^)	1315 N. Larrabee St., Chicago, IL 60610	Personal and Laundry Services	Term Loan	Prime plus	2.75%	7/30/2046	32.3	32.3	34.1	0.01%
On Spot Techs Ltd dba Wi-Fi Surveyors	(#,^)	4732 Dixie Dr. South, Dayton, OH 45439	Repair and Maintenance	Term Loan	Prime plus	2.75%	7/29/2046	16.7	16.7	17.5	—%
Cherich Enterprises dba Yogasix Pasadena	(#,^)	277 W Green St. Ste. 110, Pasadena, CA 91105	Educational Services	Term Loan	Prime plus	2.75%	10/29/2031	48.1	48.1	41.8	0.01%
Karson A Schepp	(#,^)	8715 Hwy 14, Kramer, ND 58748	Crop Production	Term Loan	Prime plus	2.75%	7/29/2031	31.5	31.5	28.4	0.01%
Tiny Tots Kingdom Inc	(#,^)	4961 N Dixie Hwy Ste.s 2-6, Oakland Park, FL 33334	Social Assistance	Term Loan	Prime plus	2.75%	7/29/2031	18.0	18.0	15.5	—%
Dream Splash International LLC	(#,^)	650 S Cherry St., Denver, CO 80246	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	7/29/2031	76.6	76.6	66.2	0.02%
GN Enterprises LLC	(#,^)	4507 SE Ramona St., Portland, OR 97206	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	7/29/2046	83.9	83.9	90.1	0.02%
Global Packaging Solutions, Inc	(#,^)	6259 Progressive Ave, San Diego, CA 92154	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	7/29/2031	202.8	202.8	180.8	0.05%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Kamboj Investments Inc dba Chicago's Pizza with Twist	(#,^)	1156 South Main St., Manteca, CA 95337	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/29/2031	29.1	29.1	25.2	0.01%
Travis Construction Company, LLC	(#,^)	11258 Bayou Bernard Rd., Gulfport, MS 39503	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	7/28/2031	27.0	27.0	24.0	0.01%
Five Rivers 1938 Enterprises, Inc dba The Hummus Republic	(#,^)	3032 W Jack London Blvd., Livermore, CA 94551	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/28/2032	31.7	31.7	27.8	0.01%
WLG Inc	(#,^)	6257 West Ave. J9, Lancaster, CA 93536	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	7/27/2046	178.0	178.0	185.8	0.05%
Jaime Gervasi & Associates LLC	(#,^)	3243 Eastern Ave., Baltimore, MD 21224	Real Estate	Term Loan	Prime plus	2.75%	7/27/2031	14.0	14.0	12.7	—%
Clinically Speaking, LLC	(#,^)	207 N Davies Rd., Lake Stevens, WA 98258	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/27/2031	324.5	324.5	279.2	0.07%
K Wallace, LLC dba Fit Learning Columbus	(#,^)	6631 Commerce Pkwy Ste. G, Dublin, OH 43085	Educational Services	Term Loan	Prime plus	2.75%	7/26/2031	3.1	3.1	2.6	—%
Mattress and Rug outlet LLC	(#,^)	1818 State St., Schenectady, NY 12304	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	7/23/2031	54.1	54.1	56.0	0.01%
Premier Tech Security, LLC	(#,^)	1616 Westgate Cir., Ste. 111, Brentwood, TN 37027	Administrative and Support Services	Term Loan	Prime plus	2.75%	7/23/2031	15.4	15.4	13.2	—%
52 Tran, LLC	(#,^)	773 South MacArthur Blvd., Ste. 205, Coppell, TX 75019	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	7/23/2031	15.8	15.8	13.6	—%
L.A. Crescent LLC dba Aamco Car Care Center	(#,^)	1010 East 6th Ave., Stillwater, OK 74074	Repair and Maintenance	Term Loan	Prime plus	2.75%	7/23/2031	27.0	27.0	23.9	0.01%
Big Brand Management Ltd. Co.	(#,^)	512 East 11th St., Houston, TX 77008	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	7/23/2046	78.4	78.4	87.0	0.02%
Delbello Enterprises LLC dba Il Portico	(#,^)	273 West Rte. 130 South, Burlington, NJ 08016	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/23/2031	43.9	43.9	45.6	0.01%
Tarun LLC, dba Signature Wine & Liquor	(#)	325 South Limestone, Lexington, KY 40508	Food and Beverage Stores	Term Loan	Prime plus	6.5%	7/23/2031	5.7	5.7	5.6	—%
GSK Industries Inc dba Quality One Pool Management	(#,^)	3217 W Tompkins Ave., Las Vegas, NV 89103	Administrative and Support Services	Term Loan	Prime plus	2.75%	7/23/2031	13.5	13.5	11.6	—%
Ever Prosperous Realty Inc	(#,^)	430 S Chandler Ave., Monterey Park, CA 91754	Real Estate	Term Loan	Prime plus	2.75%	7/22/2031	13.2	13.2	11.3	—%
All Regional Recyclers of Wood LLC and Superior Carting & Waste System	(#,^)	104 Wooster St., Bethel, CT 06801	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	7/22/2031	49.5	49.5	46.6	0.01%
Basha Home Improvement LLC	(#)	41 Van Houten Ave., Jersey City, NJ 07305	Construction of Buildings	Term Loan	Prime plus	6.5%	7/21/2031	2.3	2.3	2.3	—%
Profit Stewards LLC dba AAMCO Transmissions of Phoenixville	(#,^)	458 Schuylkill Rd., Phoenixville, PA 19460	Repair and Maintenance	Term Loan	Prime plus	2.75%	7/21/2031	4.8	4.8	4.2	—%
TDI Global Solutions Inc	(#,^)	1 Riverfront Plz., Ste. 12, Lawrence, KS 66044	Paper Manufacturing	Term Loan	Prime plus	2.75%	7/21/2031	180.3	180.3	161.8	0.04%
110 Enterprises, LLC dba Boomerang Bar and Grill	(#,^)	110 Limekiln Rd., Unit 2, New Cumberland, PA 17070	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/20/2046	271.1	271.1	294.2	0.08%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Jeragardens Wedding Rentals LLC,	(#)	5842 South 1150 West, Ogden, UT 84405	Rental and Leasing Services	Term Loan	Prime plus	6.5%	7/20/2031	5.7	5.7	5.6	—%
Sparta Athletic Campus, LLC	(#,^)	115 Sparta Ave., Sparta, NJ 07871	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/20/2046	209.4	209.4	231.0	0.06%
Ecos Consulting, LLC	(#,^)	1519 Roller Rd, Ocean Township, NJ 07712	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/20/2031	18.4	18.4	15.8	—%
K-M-P Auto Group LLC	(#,^)	1788 Austin Hwy, San Antonio, TX 78218	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	7/19/2046	30.2	30.2	33.1	0.01%
Monarch Construction and Roofing LLC	(#,^)	700 Corporate Cir., Golden, CO 80401	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	7/16/2031	40.1	40.1	34.5	0.01%
Colorado Travel Solutions LLC	(#,^)	2895 Queen St, Colorado Springs, CO 80904	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	7/16/2031	61.5	61.5	52.9	0.01%
Rymax Electronics Inc	(#,^)	1805 5th Ave. Ste. F, Bay Shore, NY 11706	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/8/2046	49.4	49.4	54.8	0.01%
Accommodating Financial & Tax Services, LLC	(#,^)	5151 Monroe St., Toledo, OH 43623	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/8/2031	11.6	11.6	11.5	—%
The Iron Smith LLC dba Anytime Fitness Nevada	(#,^)	1818 Fawcett Pkwy, Nevada, IA 50201	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/8/2031	26.5	26.5	22.8	0.01%
156 W. Salon & Boutique, llc dba Shabby Shek Salon and Boutique	(#,^)	156 West Tioga St., Tunkhannock, PA 18657	Personal and Laundry Services	Term Loan	Prime plus	2.75%	7/2/2046	39.2	39.2	39.4	0.01%
Jason M. Eberhart dba State Farm	(#,^)	600 Allegheny St., Jersey Shore, PA 17740	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	7/2/2046	24.9	24.9	25.4	0.01%
Afrodisiac Enterprises LLC dba Afrodisiac Nola	(#,^)	5363 Franklin Ave, New Orleans, LA 70122	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/1/2046	29.3	29.3	32.3	0.01%
Martin C. Liu & Associates, PLLC	(#,^)	135 Bowery St., New York, NY 10002	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/30/2031	44.7	44.7	47.0	0.01%
Tidal Commerce Inc	(#,^)	2100 Clearwater Dr, Oak Brook, IL 60523	Credit Intermediation and Related Activities	Term Loan	Prime plus	2.75%	6/30/2031	293.0	293.0	266.3	0.07%
Gene Properties LLC,4 Winnapaug Rd LLC and,144 Atlantic Ave LLC	(#,^)	149 Atlantic Ave, Westerly, RI 02891	Accommodation	Term Loan	Prime plus	2.75%	6/30/2046	1,098.8	1,098.8	1,240.5	0.33%
Zollner Enterprises, Inc	(#,^)	221 Hulls Chapel Rd, Fredericksburg, VA 22406	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	6/30/2031	44.7	44.7	40.7	0.01%
Royal Restaurants, LLC	(#,^)	138 Griffin Rd., Ruston, LA 71270	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/30/2031	223.2	223.2	220.1	0.06%
Neil Hoss, D.M.D., LLC.	(#,^)	115 Hartford Turnpike, Tolland, CT 06084	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/30/2031	25.1	25.1	23.2	0.01%
Kings Autoshow Inc dba Brooklyn Mitsubishi and Grand Auto Group LLC	(#,^)	5815 Church Ave, Brooklyn, NY 11203	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	6/30/2031	34.4	34.4	35.4	0.01%
New York Equestrian Center Ltd	(#,^)	633 EAGLE AVE, WEST HEMPSTEAD, NY 11552	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/30/2046	688.6	688.6	777.5	0.21%
Eagle's Eye Comfort Care Miramar LLC	(#,^)	6308 SW 27th St, Miramar, FL 33023	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	6/30/2046	64.2	64.2	70.4	0.02%
Sheldon T Banks LLC	(#,^)	2340 W Carpenter Rd., Flint, MI 48505	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/30/2046	57.4	57.4	64.8	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Holland Holdings LLC	(#,^)	1102 Blackbriar Cir Ne, Hartselle, AL 35640	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/30/2031	179.9	179.9	167.7	0.04%
360 Concepts Group, LLC dba Bowl 360 Astoria	(#,^)	19-45 49th St., Astoria, NY 11105	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/29/2031	104.7	104.7	95.0	0.03%
La Favorita Radio Network	(#,^)	4043 Geer Rd., Hughson, CA 95326	Broadcasting (except Internet)	Term Loan	Prime plus	2.75%	6/29/2046	176.2	176.2	197.8	0.05%
CALTEL, INC.	(#,^)	2309 Acie Ave., Conway, SC 29528	Credit Intermediation and Related Activities	Term Loan	Prime plus	2.75%	6/29/2031	80.8	80.8	79.8	0.02%
Little Imaginations Learning Center Inc	(#,^)	189 toll Gate Rd,, Warwick, RI 02886	Social Assistance	Term Loan	Prime plus	2.75%	6/29/2046	111.7	111.7	119.2	0.03%
O.P.P. Presents LLC	(#,^)	15927 Pioneer Blvd, Norwalk, CA 90650	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/29/2031	12.9	12.9	11.7	—%
Seema Aijaz Enterprises Inc dba Edible Arrangements	(#,^)	1040 South Broadway, Unit 6, Hicksville, NY 11801	Food and Beverage Stores	Term Loan	Prime plus	2.75%	6/29/2031	25.9	25.9	23.9	0.01%
Yogi's Logistics Inc and 9371 Truck Yard LLC	(#,^)	9371 Jackson Rd, Sacramento, CA 95826	Truck Transportation	Term Loan	Prime plus	2.75%	6/29/2046	138.7	138.7	156.6	0.04%
Troung Enterprises Inc	(#,^)	1305 SW 107th Ave, Miami, FL 33174	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/28/2031	8.9	8.9	8.1	—%
J & J Rocket Fizz General Partnership	(#,^)	3155 Outlet Dr. Space E020, Edinburgh, IN 46124	Food and Beverage Stores	Term Loan	Prime plus	2.75%	6/25/2031	13.4	13.4	12.2	—%
CURVE MART C-STORE AND CAJUN DELI LLC dba Curve Mart	(#,^)	44063 Hwy. 431, Saint Amant, LA 70774	Gasoline Stations	Term Loan	Prime plus	2.75%	6/25/2046	180.7	180.7	197.6	0.05%
Alpha Variance Solutions, LLC	(#,^)	48 Western Dr., Ardsley, NY 10502	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/25/2031	67.1	67.1	61.5	0.02%
T.A.L.E.N.T. Leadership LLC dba T.A.L.E.N.T. Leadership Napoli's	(#,^)	4280 Lavon Dr., Garland, TX 75040	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/25/2031	25.9	25.9	23.5	0.01%
The Buckeye Health Group, LLC	(#,^)	8120 Walcot Ln, Cincinnati, OH 45249	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/25/2031	44.7	44.7	41.1	0.01%
Nevada Adult Day healthcare Centers Inc	(#,^)	2008 S Jones Blvd., Las Vegas, NV 89146	Social Assistance	Term Loan	Prime plus	2.75%	6/25/2031	40.3	40.3	42.2	0.01%
Northwest Evergreen Innovations, LLC and James Hamilton Gregersen	(#,^)	6791 Bethel Rd. SE, Port Orchard, WA 98367	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	6/24/2046	51.4	51.4	57.7	0.02%
DAVIS WINES LLC and BRICK & MORTAR WINES, LLC	(#,^)	25 Healdsburg Ave Bld 20, Healdsburg, CA 95448	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	6/24/2031	83.2	83.2	79.4	0.02%
The AAC Speech Clinic, LLC and Red Rock Neurorehabilitation Center	(#,^)	9260 West Sunset Rd., Ste. 204, Las Vegas, NV 89148	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/23/2031	32.2	32.2	29.2	0.01%
Pampanguena Market Place Corp	(#,^)	18623 SW 107th Ave, Miami, FL 33157	Food and Beverage Stores	Term Loan	Prime plus	2.75%	6/23/2046	47.5	47.5	49.5	0.01%
JC's Tall Glass Inc	(#,^)	2810 Hypoluxo Rd., Lantana, FL 33462	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/23/2046	204.9	204.9	226.1	0.06%
2B St. Marks, Inc dba Duetto	(#,^)	540 Greene St., Unit 1, Key West, FL 33040	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/22/2031	18.8	18.8	17.0	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Prestige Nationwide, LLC dba Eastern Standard	(#,^)	1131 Burke St., Winston-Salem, NC 27101	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/22/2046	49.2	49.2	52.8	0.01%
Vance Ewing LLC dba The Bow & Barrel Sportsmen Center	(#,^)	22940 Harlan Ln., St Robert, MO 65584	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/22/2046	48.8	48.8	54.3	0.01%
Ellerman Engineerting & Innovations, Inc and R & S Properties and Hold	(#,^)	4444 Forest St., Leonard, MI 48367	Machinery Manufacturing	Term Loan	Prime plus	2.75%	6/21/2031	36.8	36.8	36.2	0.01%
Butcher Block of Woodland Park, LLC	(#,^)	320 S Baldwin St, Woodland Park, CO 80863	Food and Beverage Stores	Term Loan	Prime plus	2.75%	6/21/2031	13.4	13.4	12.2	—%
Bluewater Laundry & Linen, LLC	(#,^)	2315 Main St., Loris, SC 29569	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/21/2031	108.0	108.0	104.3	0.03%
Francis L Bailey Jr dba Carolina GPS Services	(#,^)	1545 Langston Dr, Johns Island, SC 29455	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/21/2031	18.2	18.2	16.5	—%
Two Mean Beans, LLC dba Coffee and Crepes	(#,^)	315 Crossroads Blvd., Floor G, Cary, NC 27518	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/21/2031	10.4	10.4	9.7	—%
Vancole Investments, Inc	(#,^)	876 Virginia Ave., Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/21/2031	63.9	63.9	58.0	0.02%
Bluewater Laundry & Linen, llc	(#,^)	2315 Main St., Loris, SC 29569	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/21/2046	70.0	70.0	79.1	0.02%
K&R Enterprises III Inc dba The Frozen Cow	(#,^)	6710 Post Rd., North Kingstown, RI 02852	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/18/2046	35.3	35.3	39.0	0.01%
Subhash Joshi LLC dba Mata Hardware	(#,^)	6370 Mae Anne Ave., Ste.s 1 and 2, Reno, NV 89523	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	9/18/2031	31.0	31.0	28.4	0.01%
Semper Foods, LLC	(#,^)	7000 W. Palmetto Park Rd,, Boca Raton, FL 33433	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus	2.75%	6/15/2031	44.7	44.7	40.6	0.01%
Integrated Rehabiilitation Inc	(#,^)	10340 SE Division St., Portland, OR 97266	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/15/2031	136.9	136.9	133.0	0.04%
AAAK Investments LLC	(#,^)	19595 15 Mile Rd, Clinton Twp, MI 48035	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/14/2046	40.3	40.3	45.1	0.01%
Edgar I Cordoba dba Edgar Cordoba Insurance Agency	(#,^)	9201 Dyer St., El Paso, TX 79924	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	6/14/2031	11.6	11.6	10.5	—%
360 Cloud Solutions, LLC and 360 Cloud Apps, LLC	(#,^)	299 S Main St., Salt Lake City, UT 84111	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/14/2031	249.0	249.0	225.9	0.06%
21st Century Living LLC dba 21st Century Concierge	(#,^)	33 Fitchett St., Poughkeepsie, NY 12601	Construction of Buildings	Term Loan	Prime plus	2.75%	6/11/2031	22.4	22.4	23.2	0.01%
The Ogden Group of Rochester, Inc	(#,^)	78 Brunswick St, Rochester, NY 14607	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/11/2031	9.8	9.8	9.0	—%
BearWaters Brewing Company	(#,^)	101 Park St., Canton, NC 28716	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/11/2046	63.5	63.5	71.1	0.02%
Dulceria NYC Inc	(#,^)	2220 Frederick Douglass Blvd, New York, NY 10026	Food Manufacturing	Term Loan	Prime plus	2.75%	6/10/2031	8.9	8.9	8.3	—%
Halikamai Inc dba Neighborhood Beer and Wine	(#,^)	510 Farm Market Rd. 718, Unit A, Newark, TX 76071	Gasoline Stations	Term Loan	Prime plus	2.75%	6/10/2031	17.9	17.9	18.8	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

LVM Constructiion LLC	(#,^)	194 N Grove St., East Orange, NJ 07017	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/10/2031	13.4	13.4	12.3	—%
899 Toscanini, LLC	(#,^)	899 Main St., Cambridge, MA 02139	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/9/2031	18.3	18.3	19.2	0.01%
Tri-Span Construction LLC dba Lawrence County Sand and Stone	(#,^)	136 Southland Dr., Louisa, KY 41230	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	6/8/2031	40.3	40.3	42.1	0.01%
Swantown Inn & Spa LLC	(#,^)	1431 11th Ave. SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus	2.75%	6/8/2046	34.2	34.2	38.6	0.01%
La Taqueria, Inc.	(#,^)	10 Greenwich Ave., Greenwich, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/3/2031	22.4	22.4	20.3	0.01%
Center for Jewish Addiction Rehabilitation, LLC dba Tikvah Lake	(#,^)	6549 Rajol Dr., Sebring, FL 33875	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	6/3/2031	31.3	31.3	32.8	0.01%
Tec-Com Low Voltage Solutions Inc	(#,^)	2045 Live Oak Blvd, Yuba City, CA 95991	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/2/2031	31.3	31.3	28.6	0.01%
Aeffect, Inc	(#,^)	5600 N River Rd., Ste. 800, Rosemont, IL 60018	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/28/2031	35.5	35.5	32.2	0.01%
Amazing G, LLC and Victoria Armstrong-Mensah	(#,^)	3030 N Saranac, Mesa, AZ 85207	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	5/28/2031	23.5	23.5	23.7	0.01%
Shericka Newsome dba Little Sunshine's Academy	(#,^)	474 N Chew Rd., Hammonton, NJ 08037	Social Assistance	Term Loan	Prime plus	2.75%	5/27/2031	4.4	4.4	4.0	—%
Keystone Contracting, LLC dba Keystone Roofing and Siding, LLC	(#,^)	205 Rte. 9 N, freehold, NJ 07728	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/27/2046	182.7	182.7	194.3	0.05%
Compass Technical Services, Inc.	(#,^)	2600 Gravel Dr., Building 7, Fort Worth, TX 76118	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/27/2031	22.2	22.2	20.1	0.01%
Neuline Health Management LLC	(#,^)	1402 S Custer Rd., McKinney, TX 75070	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/27/2031	71.7	71.7	65.0	0.02%
Dr. Karissa Walton, PLLC dba The Mobile Health Doc	(#,^)	140 N Granite St., Prescott, AZ 86301	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/26/2031	43.0	43.0	40.5	0.01%
Rachel Reyes-Bergano, D.O. Inc dba Contempo Aesthetics	(#,^)	708 E Colorado Blvd., Pasadena, CA 91101	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/26/2031	59.5	59.5	54.0	0.01%
ELIOT'S ADULT NUT BUTTERS LLC	(#,^)	1140 SE 7th, Ste. 190, Portland, OR 97214	Nonstore Retailers	Term Loan	Prime plus	2.75%	5/26/2031	10.0	10.0	9.1	—%
Hotel California Salon LLC dba Beverly Hills Lashes	(#,^)	872 Huntley Dr., West Hollywood, CA 90069	Personal and Laundry Services	Term Loan	Prime plus	2.75%	5/25/2031	24.4	24.4	22.2	0.01%
Bock Technologies Inc.	(#,^)	11496 Luna Rd. Ste 1200, Dallas, TX 75234	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	5/25/2031	31.1	31.1	28.2	0.01%
BGS Consulting LLC dba Your Digital Canvas	(#,^)	5608 Malvey Ave., Fort Worth, TX 76107	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/25/2031	6.7	6.7	6.0	—%
Ecru Designs LLC	(#,^)	275 North Wyoming Ave., South Orange, NJ 07079	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	5/24/2031	55.9	55.9	50.8	0.01%
LEX-MAR SERVICE INC	(#,^)	12278 NW 106th Ct., Medley, FL 33178	Repair and Maintenance	Term Loan	Prime plus	2.75%	5/21/2046	19.5	19.5	21.4	0.01%
League One Logistics, LLC	(#,^)	150 Hiram Industrial Dr., Hiram, GA 30141	Truck Transportation	Term Loan	Prime plus	2.75%	5/21/2046	73.1	73.1	80.6	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

JJBM LLC dba Alumni Grill	(#,^)	3316 Pacific Ave., Wildwood, NJ 08260	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/21/2046	20.0	20.0	22.6	0.01%
Hankemeier Holdings LLC dba Grow Salon	(#,^)	205 W 6th St., Ste. 105 & 110, Georgetown, TX 78626	Personal and Laundry Services	Term Loan	Prime plus	2.75%	5/20/2031	16.9	16.9	15.3	—%
Vernon Alexander dba Southern Ohio Hunting Preserve	(#,^)	31625 Goosecreek Rd., McArthur, OH 45651	Animal Production and Aquaculture	Term Loan	Prime plus	2.75%	5/19/2031	20.9	20.9	21.9	0.01%
Woodzzy LLC dba Dba Woodzzy Bar & Resturant	(#,^)	1133 Clarkson Ave., Brooklyn, NY 11212	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/19/2047	191.8	191.8	212.3	0.06%
Motor Messenger NYC Inc	(#,^)	81-36 Baxter Ave., Queens, NY 11373	Couriers and Messengers	Term Loan	Prime plus	2.75%	5/18/2031	156.2	156.2	146.0	0.04%
Earth Analytical Sciences, Inc.	(#,^)	4825 Ward Dr, Beaumont, TX 77705	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/17/2031	84.1	84.1	79.9	0.02%
Rev Motorsports, LLC dba Speed Concept	(#,^)	20745 SW Tualatin Valley Hwy., Ste 120, Aloha, OR 97003	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	5/13/2031	22.8	22.8	20.7	0.01%
Silverado Sales Inc dba Husker Sit N Sleep	(#,^)	1907 Central Ave., Kearney, NE 68847	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	5/11/2031	16.9	16.9	15.3	—%
Clavismen LLC dba Katy Wines and Spirits	(#,^)	5901 B Hwy. Blvd., Katy, TX 77494	Food and Beverage Stores	Term Loan	Prime plus	2.75%	5/7/2031	7.5	7.5	6.9	—%
Hank Thomas Performance	(#,^)	917 Dixie Club Rd., Winston-Salem, NC 27107	Nonstore Retailers	Term Loan	Prime plus	2.75%	5/5/2031	31.1	31.1	31.7	0.01%
Foy Commerce LLC	(#)	1725 Park Ln. S, Ste. 2,, Jupiter, FL 33458	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/5/2031	5.7	5.7	5.8	—%
Boyd's Cardinal Hollow Winery Corp dba Boyd's Cardinal Hollow Winery	(#,^)	1830 West Point Pike, West Point, PA 19486	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	5/4/2046	87.8	87.8	98.4	0.03%
3G Graphix LLC dba Elemento Graphics	(#,^)	7160 Zionsville Rd, Indianapolis, IN 46268	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/30/2031	12.7	12.7	11.7	—%
NebulOS, Inc	(#,^)	5428 Twilight Way, Parker, CO 80237	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/30/2031	55.8	55.8	51.8	0.01%
Grover Jackson Engineering, LLC	(#,^)	1880 Campbellsville Rd., Pulaski, TN 38478	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	4/30/2046	52.6	52.6	57.1	0.02%
5 Star Renovations, Inc. and Five Star Group, Inc.	(#,^)	2997 US-29, Moreland, GA 30259	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/29/2031	19.3	19.3	19.4	0.01%
G.A.P. Mechanical Inc.	(#,^)	2500 North Forsyth Rd., C29, Orlando, FL 32807	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/28/2031	19.8	19.8	18.2	—%
Cajun Made Charters, L.L.C	(#,^)	27900 Hwy. 1, Golden Meadow, LA 70357	Fishing, Hunting and Trapping	Term Loan	Prime plus	2.75%	4/28/2031	41.7	41.7	41.2	0.01%
822 GROUP LLC	(#,^)	136 Treehaven St., Gaitherburg, MD 20878	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/28/2031	44.1	44.1	40.0	0.01%
Janie Lacy & Associates, LLC dba Life Counseling Solutions	(#,^)	670 N Orlando Ave, #103, Maitland, FL 32751	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	4/26/2046	33.3	33.3	37.1	0.01%
J-Tech Industries Inc	(#,^)	232 Alexandria Dr, Mooresville, NC 28115	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/23/2031	5.7	5.7	5.2	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Max Rosin & Associates, Inc	(#,^)	37-43 West 14th St., Ste. 304, New York, NY 10011	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/23/2031	50.6	50.6	45.9	0.01%
Wells Cutting Edge, LLC	(#,^)	4201 North Cochrane Ln., Erda, UT 84074	Administrative and Support Services	Term Loan	Prime plus	2.75%	4/22/2031	30.8	30.8	28.4	0.01%
Acra Cast, Inc.	(#,^)	1837 First St., Bay City, MI 48708	Primary Metal Manufacturing	Term Loan	Prime plus	2.75%	4/22/2031	18.6	18.6	18.6	—%
Twenty Ten Agency, LLC	(#,^)	340 S Lemon Avnue, Walnut, CA 91789	Educational Services	Term Loan	Prime plus	2.75%	4/21/2031	3.4	3.4	3.1	—%
AMERICAN CINEMA INSPIRES, INC and CEO Multimedia, Inc	(#,^)	15363 Victory Blvd, Van Nuys, CA 91406	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	4/20/2031	15.9	15.9	14.5	—%
Oregon Glass Repair, LLC dba SuperGlass Windshield Repair;	(#,^)	2972 SE 38th Ct., Hillsboro, OR 97123	Repair and Maintenance	Term Loan	Prime plus	2.75%	4/20/2031	15.2	15.2	13.8	—%
Gateway Veterinary Services P.C. dba Liberty Animal Clinic	(#,^)	9212 Liberty Ave., Ozone Park, NY 11417	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/15/2031	39.7	39.7	38.9	0.01%
Lockett Trucking and Transport LLC	(#)	612 Colebridge Dr., Blacklick, OH 43004	Truck Transportation	Term Loan	Prime plus	6.5%	4/14/2031	5.4	5.4	5.5	—%
RV Solar LLC	(#)	3442 E Bulk Ln., Oak Creek, WI 53154	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	4/14/2031	5.6	5.6	5.8	—%
Stephanie Ann Doty	(#)	82 Diggins Dr., Folsom, CA 95630	Insurance Carriers and Related Activities	Term Loan	Prime plus	6.5%	4/14/2031	3.3	3.3	3.4	—%
College Economy Inc	(#,^)	679 Wedgewood Dr., Hanover Park, IL 60133	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/13/2031	30.6	30.6	27.7	0.01%
Gerald Scott Lyda and Marvina Michae Lyda	(#,^)	3555 Chimney Rock Rd., Hendersonville, NC 28792	Wood Product Manufacturing	Term Loan	Prime plus	2.75%	4/9/2046	32.0	32.0	36.2	0.01%
Motor City Bakery Inc dba Mexi bake	(#,^)	8100 Radcliffe St., Detroit, MI 48210	Food Manufacturing	Term Loan	Prime plus	2.75%	4/7/2046	101.8	101.8	112.3	0.03%
Tober Building Company, LLC	(#,^)	3351 Brecksville Rd., Richfield, OH 44286	Construction of Buildings	Term Loan	Prime plus	2.75%	3/31/2031	572.1	572.1	532.2	0.14%
Thomson Holdings Enterprises LLC dba Volusia County Towing	(#,^)	345 8th St., Daytona Beach, FL 32117	Support Activities for Transportation	Term Loan	Prime plus	2.75%	3/31/2046	107.7	107.7	112.4	0.03%
Quality Sound Communications, Inc dba Technology Source	(#,^)	1551 North Tustin Ave., Ste. 125, Santa Ana, CA 92705	Telecommunications	Term Loan	Prime plus	2.75%	3/31/2031	117.3	117.3	106.5	0.03%
TK Cleaning and Lawn Service LLC	(#,^)	4449 Beechaven Dr., Rock Hill, SC 29732	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/31/2046	24.3	24.3	27.4	0.01%
Barrett Enterprises, LLC	(#,^)	920 N Columbia St, Milledgeville, GA 31061	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	3/31/2031	18.3	18.3	16.7	—%
Walking Urgent Care Inc	(#,^)	10308 West Sample Rd., Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/31/2031	218.8	218.8	210.3	0.06%
Suncoast Premier Medical, LLC and Mario R Perez MD PA	(#,^)	1239 US-27, Clermont, FL 34714	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/31/2046	98.7	98.7	105.2	0.03%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

La Dolce Vita Water Sports LLC,LDV GOLF CART & BIKE RENTALS LLC	(#,^)	408 Kelly Plantation Dr, Destin, FL 32541	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/31/2031	312.9	312.9	327.9	0.09%
TK Cleaning and Lawn Service LLC	(#,^)	4449 Beechaven Dr., Rock Hill, SC 29732	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/31/2031	106.1	106.1	100.9	0.03%
Trailer Marketing Services Inc	(#,^)	4560 State Rte. 233, Clinton, NY 13323	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	3/31/2046	65.6	65.6	74.1	0.02%
Batteries in a Flash.com, Inc.	(#,^)	211 W Commerce Park Ct., North Las Vegas, NV 89032	Nonstore Retailers	Term Loan	Prime plus	2.75%	3/31/2046	99.9	99.9	107.7	0.03%
Knight Settlement Sand & Gravel, LLC	(#,^)	7291 Knight Settlement Rd, Bath, NY 14810	Mining (except Oil and Gas)	Term Loan	Prime plus	2.75%	3/31/2031	145.5	145.5	135.0	0.04%
Barrett Enterprises, LLC dba Barrett and Sons Used Cars	(#,^)	920 N Columbia St, Milledgeville, GA 31061	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	3/31/2046	43.2	43.2	44.1	0.01%
Statewide Health Care, Inc	(#,^)	102 Oglethorpe Professional Ct., Savannah, GA 31406	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/31/2031	54.3	54.3	49.4	0.01%

Drake Dance Academy LLC	(#,^)	5790 Marble Creek Stree, Dublin, OH 43016	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	7/30/2046	134.2	134.2	145.7	0.04%
Underground Toys USA, LLC dba Seven 20 and Wozniak Distribution,	(#,^)	7626 Miramar Rd, San Diego, CA 92126	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	3/30/2031	252.9	252.9	229.0	0.06%
Bojax Auto Collision, Inc dba Bojax Auto Body Repair	(#,^)	4712 Fernlee Ave., Royal Oak, MI 48073	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/30/2046	23.1	23.1	24.6	0.01%
The Sign Company of Wilmington, Inc.	(#,^)	428 Landmark Dr., Wilmington, NC 28412	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	3/30/2046	99.8	99.8	110.7	0.03%
Empire State Adjuster's Corp.DBA Frankie M’s Auto Body East	(#,^)	419 West Main St., Smithtown, NY 11787	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/30/2046	171.0	171.0	180.4	0.05%
Bojax Auto Collision, Inc. dba Bojax Auto Body Repair	(#,^)	4712 Fernlee Ave., Royal Oak, MI 48073	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/30/2031	33.4	33.4	32.3	0.01%
RH All Around Repair, LLC	(#,^)	2008 Coahuila Rd, Odessa, TX 79763	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/30/2046	49.7	49.7	53.8	0.01%
Kidz Choice Service Inc and Kidz Choice Holdings Inc	(#,^)	14-34 110th St., Flushing, NY 11356	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/29/2031	183.9	183.9	166.5	0.04%
Jason Watt Pictures, LLC	(#,^)	110 Broadway #507, Brooklyn, NY 11249	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	3/29/2031	16.2	16.2	14.7	—%
Markell Construction Inc	(#,^)	6248 N Woodstock St., Philadelphia, PA 19138	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/29/2031	14.2	14.2	12.8	—%
QXC Communications, Inc	(#,^)	3785 North Federal Hwy., Ste. 205, Boca Raton, FL 33431	Telecommunications	Term Loan	Prime plus	2.75%	3/29/2031	92.0	92.0	86.1	0.02%
ALG-Health LLC and Axis LED Group, LLC	(#,^)	520 West Mulberry St., Bryon, OH 43506	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	6/29/2031	1,078.4	1,078.4	1,023.5	0.27%
Signet Media Inc	(#,^)	630 S.1st St., San Jose, CA 95113	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/29/2031	70.1	70.1	70.4	0.02%
Zebra Enterprises, LLC dba Shanty	(#,^)	213 3rd St., Eureka, CA 95501	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/26/2046	33.1	33.1	37.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Rob Smith dba Laundry Land	(#,^)	8913 Sierra Ave., Fontana, CA 92335	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/26/2031	17.1	17.1	15.7	—%
AUBURN ANALYTICAL LABS, INC	(#,^)	2107 Bay City Rd., Midland, MI 48642	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/26/2031	21.9	21.9	19.8	0.01%
Ground Breakers Construction, Inc.	(#,^)	2292 a/k/a 2274 Hayride Rd., Lebec, CA 93243	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	3/26/2031	21.4	21.4	22.4	0.01%
Johnson Diversified, Inc dba Plumbing Solutions	(#,^)	29802 Avenida De Las Banderas, Rancho Santa Margarita, CA 92688	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/26/2031	76.7	76.7	78.3	0.02%
Leo Marketing LLC	(#,^)	1127 E Rio Grande Ave, El Paso, TX 79902	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/26/2031	13.1	13.1	12.8	—%
Diversified Electric, LLC	(#,^)	1571 Mapledale St, Ferndale, MI 48220	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/26/2031	18.5	18.5	16.8	—%
Companion Plus Care, LLC	(#,^)	19849 Middlebelt Rd., Livonia, MI 48152	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	3/25/2046	128.5	128.5	134.2	0.04%
Millennium Family Practice LLC	(#,^)	6310 Steven Forest Rd., Columbia, MD 21045	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/25/2031	84.1	84.1	88.0	0.02%
Party Town Chico LLC	(#,^)	1937 East 20th St. #B6, Chico, CA 95928	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	3/25/2031	13.0	13.0	11.8	—%
Allan Gilbert dba Allan Gilbert Builders	(#,^)	50 Jodi Dr., Belmont, NH 03220	Construction of Buildings	Term Loan	Prime plus	2.75%	3/25/2031	21.9	21.9	20.1	0.01%
Linh Luong and Loc Luong	(#,^)	1209 W Main St., Peroria, IL 61606	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/24/2031	76.7	76.7	78.2	0.02%
Oscar Rene Guzman and American United Construction LLC	(#,^)	12520 Taylor Rd., Houston, TX 77041	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/24/2031	157.8	157.8	144.6	0.04%
Blasco Tire LLC	(#)	960 Memorial Dr., Griffin, GA 30223	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	6.5%	3/24/2031	5.6	5.6	5.7	—%
Sundown Audio, LLC	(#,^)	514 W 21st St., Newton, NC 28658	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	3/24/2031	88.3	88.3	80.1	0.02%
Malik Dough L.L.C. and Steven L. Malik II	(#,^)	3347 Riverside Dr., North Tazewell, VA 24630	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/24/2031	9.2	9.2	8.4	—%
Capco Swimming Pools LLC and. Capco Industries, LLC dba Premier Pools	(#,^)	5115 Savannah Green, Voy Omy, TX 78073	Construction of Buildings	Term Loan	Prime plus	2.75%	3/24/2031	28.8	28.8	29.0	0.01%
Icebox Cafe, L.C and Icebox Pantry, LLC	(#,^)	219 NE 3rd St., Hallandale Beach, FL 33009	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/24/2031	129.0	129.0	119.1	0.03%
Clear Impact LLC and Clear Impact Inc	(#,^)	11300 Rockville Pike, #1001, Rockville, MD 20852	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/22/2031	136.2	136.2	124.7	0.03%
Spartan Technology Solutions, Inc.	(#,^)	125 Venture Blvd, Spartanburg, SC 29306	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/22/2031	43.8	43.8	39.7	0.01%
Tripark LLC	(#,^)	12630 Haynes Rd., Houston, TX 77066	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	3/19/2046	146.1	146.1	155.1	0.04%
JEJ LLC dba Hawaii Jerky Shop; DE.HI Foods	(#,^)	111 Sand Island Access Rd., Honolulu, HI 96819	Food Manufacturing	Term Loan	Prime plus	2.75%	3/19/2046	147.3	147.3	159.7	0.04%
Natalie Dress Designers, LLC DBA Azaria Bridal	(#,^)	3710 US Hwy. 9, Space D218, Freehold, NJ 07728	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	3/19/2031	285.2	285.2	260.6	0.07%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Richard Keith Robison Jr. Enterprises, Inc. dba R & R Restoration	(#,^)	1539 Apache Dr., Montgomery, TX 77316	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/19/2031	13.2	13.2	11.9	—%
Jemas, LLC Dba Medicine Shoppe St Charles	(#,^)	488 S 5th St., St Charles, MO 63301	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	3/19/2031	79.0	79.0	71.6	0.02%
David Edwin Harries	(#,^)	5506 Riverside Dr, Chino, CA 91710	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	3/19/2031	13.2	13.2	11.9	—%
Northern Services Inc	(#,^)	2266 Central St., Ste.6, Richmond, CA 94801	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/18/2031	43.9	43.9	39.7	0.01%
WSCL, Inc	(#,^)	176 Rosa Ct., Colton, CA 92324	Construction of Buildings	Term Loan	Prime plus	2.75%	3/18/2031	45.1	45.1	40.9	0.01%
Crystal H Thompson dba Advertise IT	(#,^)	718 N Main St., Norwood, CT 28128	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	3/18/2031	28.1	28.1	26.5	0.01%
AZ Dropship LLC dba A-Z Trading Co	(#,^)	735 Crofton St SE, Grand Rapids, MI 49507	Nonstore Retailers	Term Loan	Prime plus	2.75%	3/18/2031	43.9	43.9	39.8	0.01%
Zmetra Clear Span Structures, LLC	(#,^)	2 Old Worcester Rd., Dudley, MA 01571	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	3/18/2031	109.7	109.7	110.2	0.03%
LT Johnson DDS PLLC dba Brueggen Dental Implant Center	(#,^)	14626 Bellaire Blvd., Houston, TX 77083	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/18/2031	6.5	6.5	6.0	—%
Battle Forged Fitness, LLC dba CrossFit 1976	(#,^)	3251 East Stone Ct., Eagle Mountain, UT 84005	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/17/2046	53.8	53.8	53.3	0.01%
Ryan Doyle Enterprises, LLC dba Earthworkers Landscaping	(#,^)	802 Klinger Ln, Lebanon, PA 17042	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/17/2031	13.2	13.2	12.7	—%
Crispeno Realty, Inc	(#,^)	9812 235th Pl SW, Edmonds, WA 98020	Real Estate	Term Loan	Prime plus	2.75%	3/16/2031	7.1	7.1	6.4	—%
274 Construction Group, Inc	(#,^)	420 Raleigh St., Ste. F, Wilmington, NC 28412	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	3/16/2031	163.2	163.2	155.7	0.04%
EXAGEN SOLUTIONS INC	(#,^)	32 Waverly Cir, Waverly, NY 12189	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/16/2031	46.5	46.5	42.1	0.01%
DTJ Enterprises, Inc dba West Falmouth Market	(#,^)	623 W Falmouth hwy, Falmouth, MA 02540	Food and Beverage Stores	Term Loan	Prime plus	2.75%	3/15/2046	175.5	175.5	188.4	0.05%
INB Enterprise LLC	(#)	7761 Diamondback Dr., College Park, MD 20742	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	3/15/2031	5.6	5.6	5.7	—%
Benevolent Family Services LLC,	(#)	522 S Independence Blvd., Ste. 201, Virginia Beach, VA 23452	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	3/15/2031	5.6	5.6	5.7	—%
Hany and Associates LLC dba Integrity Tax Group	(#,^)	2020 S Oneida St., Denver, CO 80224	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/12/2031	19.5	19.5	17.7	—%
Swick & Son Enterprises, Inc.	(#,^)	108 Mashell Ave. North, Eatonville, WA 98328	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/12/2031	64.2	64.2	58.6	0.02%
Craftworks NW, LLC	(#,^)	12421 NE 117th Ave, Vancouver, WA 98662	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	3/12/2031	13.2	13.2	12.5	—%
Kris-Leigh Catered Living at Severna Park LLC	(#,^)	831 Ritchie Hwy., Severna Park, MD 21146	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	3/12/2031	669.6	669.6	700.5	0.19%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Motus Inc. dba Stage Your Home San Diego	(#,^)	7557 Convoy Ct, San Diego, CA 92111	Real Estate	Term Loan	Prime plus	2.75%	3/11/2031	22.2	22.2	20.1	0.01%
Clean Energyz LLC	(#,^)	881 Alma Real Dr., Ste.s T-16, Pacific Palisades, CA 90272	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/11/2031	52.7	52.7	47.7	0.01%
Clean Energyz LLC	(#,^)	881 Alma Real Dr. Ste. T-16, Pacific Palisades, CA 90272	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/11/2031	37.1	37.1	36.0	0.01%
INTERNETZONE I, INC.	(#,^)	3131 Laurel Ave., Fullerton, CA 92835	Other Information Services	Term Loan	Prime plus	2.75%	3/10/2031	7.0	7.0	6.3	—%
Monark, LLC	(#,^)	26050 Acero, Ste. 411, Mission Viejo, CA 92691	Food Manufacturing	Term Loan	Prime plus	2.75%	3/10/2031	30.8	30.8	27.9	0.01%
ACTIVE FACILITY MONITORING, LLC	(#,^)	702 Ernest Dr, Port Orange, FL 32127	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/9/2031	8.7	8.7	7.9	—%
Charlie Chedda's LLC	(#,^)	1867 & 1871 S Academy Blvd, Colorado Springs, CO 80916	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/5/2031	16.3	16.3	17.1	—%
3 A Ideas, LLC dba Bizzy Kids Learning Center	(#,^)	1401 Caplin Dr., Arlington, TX 76018	Social Assistance	Term Loan	Prime plus	2.75%	3/5/2046	116.6	116.6	128.6	0.03%
Nadal Company LLC	(#,^)	5923 Robindale Rd., Catonsville, MD 21228	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/5/2031	4.4	4.4	4.0	—%
Giles Title and Escrow Services, LLC and Morgan Andrew Hoover	(#,^)	203 North 1st St., Pulaski, TN 38478	Real Estate	Term Loan	Prime plus	2.75%	3/4/2031	27.1	27.1	26.3	0.01%
Reginald L McClain dba McClain's Auto Detailing and Paint Refinish	(#,^)	2753 N 29th St., Milwaukee, WI 53210	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/3/2046	7.0	7.0	7.9	—%
Metroguard Security & Risk Mgmt Inc.	(#,^)	338 Commerce Dr., Fairfield, CT 06825	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/2/2031	181.0	181.0	163.9	0.04%
Miss Academy, LLC dba Miss Houston Pageant	(#,^)	1111 Uptown Park Blvd #12, Houston, TX 77056	Personal and Laundry Services	Term Loan	Prime plus	2.75%	2/26/2031	8.7	8.7	7.9	—%
Anne M Prior LLC	(#,^)	5933 NW Wins Sivers Dr., Portland, OR 97220	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/25/2031	15.1	15.1	13.7	—%
Goodsell/Wilkins, Inc	(#,^)	28175 Bluebell Dr., Laguna Niguel, CA 92677	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/25/2031	86.9	86.9	78.7	0.02%
Innovative Dental of Hannibal LLC	(#,^)	515 Clinic Rd., Hannibal, MO 63401	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/24/2031	43.5	43.5	39.4	0.01%
Medissage Integrative Therapies, LLC	(#,^)	103 Twinridge Ln., Richmond, VA 23235	Personal and Laundry Services	Term Loan	Prime plus	2.75%	2/23/2046	7.2	7.2	8.2	—%
KOLOA KAI LLC and Stay Beach Cities, Inc	(#,^)	2-2514 Kaumualii Hwy., Kalaheo, HI 96741	Real Estate	Term Loan	Prime plus	2.75%	2/22/2031	6.5	6.5	5.9	—%
TELAVERGE COMMUNICATIONS, LLC	(#,^)	8229 Foutain Ridge Dr., Plano, TX 75025	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/19/2031	30.4	30.4	27.6	0.01%
Eagle Creek Landscape & Design	(#,^)	7574 Eagle Creek Rd., Cincinnati, OH 45247	Administrative and Support Services	Term Loan	Prime plus	2.75%	2/19/2031	41.3	41.3	37.8	0.01%
Eddy Auto Service Inc	(#,^)	901 NY-109, West Babylon, NY 11704	Repair and Maintenance	Term Loan	Prime plus	2.75%	2/18/2046	84.9	84.9	95.9	0.03%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Ben Anderson 365	(#,^)	1567 E Valley Rd, Montecito, CA 93108	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/18/2031	43.4	43.4	39.3	0.01%
Alima Mandiang, dba Mandiang Hair Braiding	(#)	242 E. Claremont Rd, Philadelphia, PA 19120	Personal and Laundry Services	Term Loan	Prime plus	6.5%	2/17/2031	2.2	2.2	2.3	—%
Commonwealth Warehouse, Inc.	(#,^)	400-500 Murray Rd., Cincinnati, OH 45217	Warehousing and Storage	Term Loan	Prime plus	2.75%	2/17/2031	50.0	50.0	45.3	0.01%
ReenBoog Natural Hair Care, LLC	(#,^)	4051 Stone Mountain Hwy., Ste. E106, Lilburn, GA 30047	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	2/17/2031	17.4	17.4	15.9	—%
White Pine Logistics Inc	(#,^)	1281 Cobble Pond Way, Vienna, VA 22182	Truck Transportation	Term Loan	Prime plus	2.75%	2/16/2031	50.1	50.1	45.4	0.01%
Design Moves LLC	(#,^)	3235 North Dixie Hwy., Oakland, FL 33334	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/16/2046	82.5	82.5	90.7	0.02%
Ryan Spataro dba The Minty Goat	(#,^)	6801 N Crystal Ave., Kansas City, MO 64119	Administrative and Support Services	Term Loan	Prime plus	2.75%	2/16/2031	4.3	4.3	4.2	—%
A-One Refrigeration and Heating, Inc.	(#,^)	910 N 20th Ave., Pasco, WA 99301	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/11/2046	281.4	281.4	306.9	0.08%
UniGuide Media,LLC	(#)	105 Pearl St., Sausalito, CA 94965	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	2/11/2031	5.6	5.6	5.7	—%
A-One Refrigeration and Heating, Inc	(#,^)	910 N 20th Ave., Pasco, WA 99301	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/11/2031	143.7	143.7	134.4	0.04%
Little Swimmers Inc.	(#,^)	2395 Monument Blvd., Concord, CA 94520	Educational Services	Term Loan	Prime plus	2.75%	2/11/2031	38.4	38.4	35.2	0.01%
Hybrid Drive Batteries LLC	(#,^)	22607 E La Palma Ave., Ste. 406, Yorba Linda, CA 92887	Repair and Maintenance	Term Loan	Prime plus	2.75%	2/10/2031	13.1	13.1	11.9	—%
Michael Miller dba Affordable Paint and Auto Body	(#,^)	4738 Randleman Rd., Greensboro, NC 27406	Repair and Maintenance	Term Loan	Prime plus	2.75%	2/9/2046	21.5	21.5	23.5	0.01%
Little Angels Daycare and Learning Center LLC	(#)	4551 Summit Blvd, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus	2.75%	2/3/2047	118.9	118.9	121.8	0.03%
Davis Laboratories, Inc.	(#,^)	611 Lunar Ave., Brea, CA 92821	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/1/2031	54.3	54.3	52.6	0.01%
CULTIVA Solutions, LLC	(#,^)	8000 Towers Crescent Dr.,, Vienna, VA 22182	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/29/2031	3.4	3.4	3.1	—%
TC3, LLC	(#,^)	1036 Country St. 2945, Tuttle, OK 73089	Administrative and Support Services	Term Loan	Prime plus	2.75%	1/29/2031	4.6	4.6	4.6	—%
Dexter Lillie dba Kreative Kutz Barber Shop	(#,^)	865 Cassat Ave., Jacksonville, FL 32205	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/29/2046	17.4	17.4	19.7	0.01%
Payne's Environmental Services LLC	(#,^)	5617 Causeway Blvd., Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus	2.75%	1/28/2031	160.5	160.5	151.8	0.04%
Jazma Deaungilae Wise	(#)	110 Golden Pine Rd SW, Austell, GA 30168	Personal and Laundry Services	Term Loan	Prime plus	6.5%	1/28/2031	3.5	3.5	3.6	—%
Chrysalis MSP LLC	(#,^)	14550 Torrey Chase Blvd, Ste. 110, Houston, TX 77014	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/26/2031	9.9	9.9	9.0	—%
Inland Empire Spine and Disc Laser, Inc.	(#,^)	802 Magnolia Ave, Ste 103, Corona, CA 92879	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	1/22/2031	43.1	43.1	40.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Wild Wellness LLC	(#)	151 Lake St., Lancaster, OH 43130	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	1/22/2031	2.4	2.4	2.5	—%
Andrew's Spotless Cleaning, LLC	(#)	6003 Murnan Rd, Cold Spring, KY 41076	Administrative and Support Services	Term Loan	Prime plus	6.5%	1/22/2031	5.5	5.5	5.6	—%
Greater Vision Healthcare Services, LLC	(#,^)	788 Montgomery Ave., Ocoee, FL 34761	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	1/22/2046	897.4	897.4	979.9	0.26%
WILD THING ACCOUNTING & TAX LLC	(#)	805 NE 190th Ave., Portland, OR 97230	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	1/22/2031	5.5	5.5	5.6	—%
Skypie Studio & Crafts LLC	(#)	933 Mary Ave, Opelousas, LA 70570	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	1/22/2031	5.3	5.3	5.4	—%
R & L Timber, Inc	(#,^)	524 Callen Crabb Rd., Sagle, ID 83860	Forestry and Logging	Term Loan	Prime plus	2.75%	1/20/2031	212.9	212.9	200.5	0.05%
Centre for Autism Treatment LLC	(#)	13090 Sundown Rd., Victorville, CA 92392	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	1/20/2031	5.5	5.5	5.6	—%
Valley Towing & Sons, Inc	(#,^)	16 NY-6N, Mahopac, NY 10541	Support Activities for Transportation	Term Loan	Prime plus	2.75%	1/19/2031	10.1	10.1	9.1	—%
Diamond Ridge Professionals LLC,	(#)	8629 Mesquite Cir., Magna, UT 84044	Construction of Buildings	Term Loan	Prime plus	6.5%	1/19/2031	5.5	5.5	5.6	—%
Austen Felder Holdings LLC dba Austin R Styling	(#)	23642 Hwy. 25, Franklinton, LA 70438	Personal and Laundry Services	Term Loan	Prime plus	6.5%	1/18/2031	11.1	11.1	11.3	—%
Retro Rangers LLC and Retro 1951, Inc	(#,^)	750 International Pkwy. #105, Richardson, TX 75081	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	1/15/2031	170.8	170.8	154.7	0.04%
Big Brand Management Ltd. Co and Food Civilization LLC	(#,^)	68700 Dinah Shore Dr., Cathedral, CA 92234	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	1/14/2046	238.0	238.0	253.3	0.07%
White Pine Logistics, Inc.	(#,^)	1281 Cobble Pond Way, Vienna, VA 22182	Truck Transportation	Term Loan	Prime plus	2.75%	1/11/2031	341.8	341.8	312.8	0.08%
Athletic Performance Training Center, LLC	(#,^)	12855 York-Delta Dr., North Royalton, OH 44133	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/8/2031	12.9	12.9	11.7	—%
Westby Grocery LLC	(#,^)	212 Main St., Westby, MT 59275	Food and Beverage Stores	Term Loan	Prime plus	2.75%	1/8/2046	42.4	42.4	44.2	0.01%
TNJ Products, Inc.	(#,^)	4912 N Lincoln Ave, Ste. 101, Chicago, IL 60625	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/31/2030	183.7	183.7	166.3	0.04%
Moran Tax & Accounting LLC	(#,^)	128 N Franklin St, Brazil, IN 47834	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/31/2045	16.9	16.9	18.5	—%
Tissue Plus LLC F/K/A Soft Touch Tissue &Paper, LLC	(#,^)	1491 Hammond St., Bangor, ME 04401	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/31/2045	34.6	34.6	39.0	0.01%
The Spot Bar & Restaurant LLC	(#,^)	10540 State Rte. 195, Killeen, TX 76542	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/31/2045	37.0	37.0	41.8	0.01%
Hawthorne Food Company dba Eastern Standard	(#,^)	117 Beaver St., Waltham, MA 02452	Food Manufacturing	Term Loan	Prime plus	2.75%	12/31/2030	747.5	747.5	677.7	0.18%
Seven C's Manufacturing, Inc	(#,^)	3895 Corsair St., Reno, NV 89502	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	12/31/2030	469.8	469.8	455.8	0.12%
Leila Zamiri, DDS, Inc	(#,^)	3317 E 10th St., Long Beach, CA 90804	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/31/2045	151.0	151.0	170.5	0.05%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

M2 Lumber LLC	(#,^)	110 Brick House Rd., Laurens, SC 29360	Wood Product Manufacturing	Term Loan	Prime plus	2.75%	12/31/2030	9.6	9.6	9.3	—%
Perfect Game Incorporated	(#,^)	850 Twixt Town Rd NE, Cedar Rapids, IA 52402	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/30/2030	1,067.8	1,067.8	1,040.8	0.28%
Educare Early Intervention, Corporation	(#,^)	4557 S Calumet Ave, Chicago, IL 60653	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/30/2030	37.8	37.8	34.2	0.01%
Bourque Sales and Service Inc.	(#,^)	9160 Linwood Ave., Shevport, LA 71106	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/30/2045	138.2	138.2	156.0	0.04%
United Security Specialists, Inc.	(#,^)	275 Saratoga Ave. Ste. 200, Santa Clara, CA 95050	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/30/2030	99.4	99.4	90.0	0.02%
Center of New England Primary Care Inc	(#,^)	775 Center of New New England Blvd, Coventry, RI 02816	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/30/2045	407.6	407.6	460.2	0.12%
Petroleum Equipment & Services, Inc.	(#,^)	5631 Silverado Way, Anchorage, AK 99518	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/30/2030	359.9	359.9	330.0	0.09%
Bourque Sales and Service Inc	(#,^)	9160 Linwood Ave., Shreveport, LA 71106	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/30/2045	140.8	140.8	159.0	0.04%
George Family Cremation and Burial LLC	(#,^)	1260 W Mission Ave, Escondido, CA 92029	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/30/2031	89.0	89.0	84.3	0.02%
Vacation Link of Florida, Inc., Island Vacation and Cruises, Inc	(#,^)	501 N Wymore Rd, Winter Park, FL 32789	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/30/2030	341.7	341.7	357.5	0.10%
Performance Online, Inc	(#,^)	1550 Melissa Ct, Corona, CA 92879	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	12/30/2030	119.7	119.7	108.9	0.03%
Lightstat Inc.	(#,^)	22 W West Hill Rd., Barkhamsted, CT 06063	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	12/30/2030	320.4	320.4	327.4	0.09%
Eppy's Tool & Equipment Warehouse, Inc	(#,^)	809 East 42nd St., Brooklyn, NY 11210	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/30/2030	223.0	223.0	202.0	0.05%
Trident E&P, LLC	(#,^)	320 Cir. of Progress Dr., Pottstown, PA 19464	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/30/2030	1,056.2	1,056.2	1,009.4	0.27%
NDRS Construction Inc.dba Disaster	(#,^)	18730 Cortez Blvd, Brooksville, FL 34601	Construction of Buildings	Term Loan	Prime plus	2.75%	12/30/2030	59.9	59.9	54.4	0.01%
Real Estate Personnel, Inc., Tara Matta and Sara Pierce	(#,^)	5400 Ward St., Building V Ste 170, Arvada, CO 80002	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/30/2030	853.3	853.3	772.8	0.21%
Center of New England Primary Care Inc, North Providence Urgent Care	(#,^)	775 Centre of New England Blvd, Coventry, RI 02816	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/30/2045	439.4	439.4	496.1	0.13%
SDI Black 011, LLC	(#,^)	1091 YONKERS AVE, YONKERS, NY 10704	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/30/2030	192.2	192.2	184.4	0.05%
Khangri Sourcing Inc.	(#,^)	6021 129th. Ave SE, Bellevue, WA 98006	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/29/2030	130.9	130.9	118.3	0.03%
Bojax Auto Collision Inc	(#,^)	4706 Fenlee Ave., Royal Oak, MI 48073	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/29/2045	332.2	332.2	350.9	0.09%
Litchy Electric L.L.C.	(#,^)	4035 E Post Rd, Las Vegas, NV 89120	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/29/2030	85.4	85.4	78.4	0.02%
E R Kilpatrick, LLC dba Jefferson Street True Value	(#,^)	212 Greenwood St., La Grande, OR 97850	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/28/2030	122.8	122.8	114.4	0.03%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sondra Gayle Insurance Agency Inc.	(#,^)	2107 Veterans Memorial Blvd, Metaire, LA 70002	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	12/24/2030	6.4	6.4	6.5	—%
SLCP Transport, LLC	(#,^)	111 Brentwood Dr., College Station, TX 77840	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/23/2030	52.2	52.2	48.5	0.01%
Title2Land,LLC	(#,^)	11851 Wentling Ave., Baton Rouge, LA 70816	Real Estate	Term Loan	Prime plus	2.75%	12/23/2045	108.7	108.7	122.7	0.03%
Terry A. Humphreys dba Tiki Torch Liquors	(#)	101 Dallas St., Talihima, OK 74571	Food and Beverage Stores	Term Loan	Prime plus	6.5%	12/23/2030	11.0	11.0	11.1	—%
NetLevel5 LLC dba Moutain Air Duct	(#,^)	4724 Poleplant Dr., Colorado Springs, CO 80918	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/23/2030	13.8	13.8	12.8	—%
UBIF 86 CO dba UBREAKIFIX	(#,^)	1539 Town Center Dr., Lakeland, FL 33803	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/23/2030	48.9	48.9	44.2	0.01%
Southeastern Esthetics Institute, LLC and Pura Medical Spa, Corp, LLC	(#,^)	1644 Main St. Ste. 1, Columbia, SC 29201	Educational Services	Term Loan	Prime plus	2.75%	12/23/2030	496.5	496.5	466.7	0.12%
Spectrum Dynamics, Inc dba Clean Water Works	(#)	27727 Dalton Bluff Ct., Katy, TX 77494	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	12/23/2030	11.0	11.0	11.1	—%
Chris' Angels Cleaning Service LLC	(#)	2090 Dunwoody Club Dr., Sandy Springs, GA 30350	Administrative and Support Services	Term Loan	Prime plus	6.5%	12/23/2030	11.0	11.0	11.1	—%
KCL Business Service Inc.	(#)	1042 San Fernando Rd., San Fernando, CA 91340	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	6.5%	12/23/2030	11.0	11.0	11.1	—%
Summerfield Farm, Inc	(#,^)	24 Baker Rd, Pittstown, NJ 08867	Support Activities for Agriculture and Forestry	Term Loan	Prime plus	2.75%	12/23/2045	56.8	56.8	64.1	0.02%
US Dedicated LLC	(#,^)	13410 SE 26th Cir, Vancouver, WA 98683	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/22/2030	186.9	186.9	168.9	0.04%
ASIL Ventures, LLC	(#)	4354 N Bell Ave, Apt G2,, Chicago, IL 60618	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	6.5%	12/22/2030	3.7	3.7	3.8	—%
N.W.F.F., Inc. and Environmental Contracting Solutions, Inc.	(#,^)	687 E Central Ave., Sutherlin, OR 97479	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/21/2030	650.3	650.3	609.6	0.16%
Lynch Mining LLC	(#,^)	7262 West Hunt Hwy., Queen Creek, AZ 85142	Mining (except Oil and Gas)	Term Loan	Prime plus	2.75%	12/21/2045	352.6	352.6	381.4	0.10%
Price Educational Services, LLC dba Mathnasium of South OKC	(#,^)	10740 S May Ave, Oklahoma City, OK 73170	Educational Services	Term Loan	Prime plus	2.75%	12/21/2030	7.2	7.2	6.7	—%
N.W.F.F., Inc.	(#,^)	687 E. Central Ave., Sutherlin, OR 97479	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/21/2045	42.3	42.3	47.1	0.01%
AccountPics, LLC	(#,^)	903 S WW White Rd, San Antonio, TX 78220	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/18/2045	77.4	77.4	86.2	0.02%
Katie Cox & Co. LLC	(#,^)	6605 Longshore ST, Ste 240, Dublin, OH 43017	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/18/2030	6.3	6.3	5.7	—%
Code 3 Apps LLC.	(#,^)	843 Tempted Ways Dr, Longmont, CO 80504	Publishing Industries (except Internet)	Term Loan	Prime plus	2.75%	12/18/2030	6.3	6.3	5.7	—%
Pumpkin Patch Child Care and Early Education Center, LLC	(#,^)	310 Grove Beach Rd. N, Westbrook, CT 06498	Social Assistance	Term Loan	Prime plus	2.75%	12/18/2045	111.1	111.1	121.7	0.03%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Yinlink International Inc	(#,^)	2 Corporate Dr., Suiite A, East Windsor, NJ 08512	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/18/2030	60.1	60.1	60.1	0.02%
Giant Development Inc and Crabtree Development Corp	(#,^)	509 Pylon Dr, Ste 110, Raleigh, NC 27606	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/18/2030	1,067.8	1,067.8	998.5	0.27%
Tahzoo LLC	(#,^)	1015 7th St. NW, Washington, DC 20001	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/18/2030	665.9	665.9	602.8	0.16%
Last Touch LLC	(#,^)	927 E 10th St, Fairmont, MN 56031	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	12/18/2045	50.0	50.0	56.5	0.02%
Splashlight Photographic & Digital Studios LLC ,Splashlight	(#,^)	75 Varick St, 3rd Floor, New York, NY 10013	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/18/2030	1,067.8	1,067.8	965.0	0.26%
REST Enterprises Inc dba Upstyled Properties	(#,^)	1440 W Taylor St Unit 595, Chicago, IL 60607	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/18/2030	12.8	12.8	13.4	—%
Allied Molded Products, LLC, Clancy 15 LLC, and Crusader 5088, LLC	(#,^)	1145 13th Ave. East, Palmetto, FL 34221	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	12/18/2030	189.7	189.7	171.4	0.05%
Horne Chiropractic Center, P.A	(#,^)	3820 Mountain Rd., Ste.s B & C, Pasadena, MD 21122	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/18/2030	85.4	85.4	77.2	0.02%
Edgar E. Herrera Garcia, Rocio L. D. Herrera dba Integral Delivery Ser	(#,^)	3100 Delaware Ave., Des Moines, IA 50313	Truck Transportation	Term Loan	Prime plus	2.75%	12/18/2045	217.4	217.4	238.6	0.06%
People United of Louisiana LLC	(#,^)	1401 Hudson Ln., Monroe, LA 71201	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/18/2030	128.1	128.1	120.3	0.03%
RJL Texas International Corporation	(#,^)	17401 Triton,, Schertz, TX 78154	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/18/2030	232.1	232.1	220.8	0.06%
Neeld Rentals Inc dba Mills True Value Hardware	(#,^)	205 Clinton Blvd, Clinton, MS 39056	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	12/18/2030	4.7	4.7	4.3	—%
Carolina Roofing Siding Painting LLC	(#,^)	204 Depot St., Camponbello, SC 29322	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/17/2045	14.5	14.5	15.7	—%
Anthony Connelly Holdings LLC	(#,^)	7260 Dean Martin Dr., Ste. 800, Las Vegas, NV 89118	Nonstore Retailers	Term Loan	Prime plus	2.75%	12/17/2030	213.6	213.6	193.0	0.05%
Highstar Travel Group, LLC	(#,^)	2869 Wilshire Dr., Ste. 204, Orlando, FL 32835	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/16/2030	19.2	19.2	17.4	—%
Vege Investments, LLC dba Sunoco Homestead	(#)	26400 SW 177th Ave, Homestead, FL 33031	Gasoline Stations	Term Loan	Prime plus	6.5%	12/16/2030	11.0	11.0	11.1	—%
Signature Graphic LLC	(#,^)	14425 N 79th St, Ste. B, Scottsdale, AZ 85260	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/16/2030	72.6	72.6	65.6	0.02%
David M. Benson LLC	(#)	1422 Euclid Ave, Cleveland, OH 44115	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	12/16/2030	11.0	11.0	11.1	—%
Last Minute Effects Inc.	(#,^)	1016 Hamline Pl., Burbank, CA 91504	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	12/15/2030	12.8	12.8	11.9	—%
Vector Utilities LLC	(#,^)	8501 San Gabriel Dr., Laredo, TX 78045	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/14/2030	320.4	320.4	318.8	0.08%
Aeromax Industries Inc	(#,^)	1310 Ranchers Legacy Trail, Fort Worth, TX 76126	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	12/14/2030	149.5	149.5	135.1	0.04%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Accommodating Financial & Tax Services, LLC	(#,^)	1642 Ralston Cir., Toledo, OH 43623	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/14/2045	40.9	40.9	45.7	0.01%
Droplette Marketing Co	(#,^)	6481 Orangethorpe Ave., Buena Park, CA 90620	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/14/2030	5.8	5.8	5.5	—%
Corple Enterprisees Inc	(#,^)	17887 US Hwy. 380 West, Ponder, TX 76259	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	12/14/2030	53.4	53.4	48.2	0.01%
Efficient, Fast & Good Cleaning Services Inc	(#,^)	2444 NW 177th Ter., Miami Gardens, FL 33056	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/14/2030	6.4	6.4	6.0	—%
Premium Marketing Co. Inc. dba Vera Moore Cosmetics	(#,^)	4 Shadow Ln., Woodbury, NY 11797	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	12/11/2030	19.2	19.2	17.7	—%
Shattered Prism LLC	(#,^)	3333 Broadway, New York, NY 10031	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	12/11/2030	6.4	6.4	6.7	—%
Jamali LLC dba Saahten	(#)	2741 Raceway Fairfield West, Pensacola, FL 32503	Food Services and Drinking Places	Term Loan	Prime plus	6.5%	12/11/2030	11.0	11.0	11.1	—%
LTD Broadband, LLC	(#,^)	69 Teahouse St, Las Vegas, NV 89138	Telecommunications	Term Loan	Prime plus	2.75%	12/10/2030	954.1	954.1	921.2	0.25%
Inner Beauty Salon and Suite LLC	(#,^)	825 Beecher St SW, Atlanta, GA 30310	Personal and Laundry Services	Term Loan	Prime plus	2.75%	12/10/2045	62.8	62.8	70.9	0.02%
Just In Time Refrigeration LLC	(#,^)	6400 EDNA TAYLOR PKWY, MONONA, WI 53716	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/10/2045	220.1	220.1	235.2	0.06%
M-Den, Inc	(#,^)	315 Main St., Ann Arbor, MI 48104	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	12/10/2030	981.3	981.3	981.4	0.26%
Zebra House Coffee, LLC	(#,^)	1001 S El Camino Real, San Clemente, CA 92672	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/9/2030	38.4	38.4	34.7	0.01%
HWH Unlimited, Inc.	(#,^)	43386 Business Park Dr., Temecula, CA 92590	Real Estate	Term Loan	Prime plus	2.75%	12/9/2030	64.1	64.1	66.9	0.02%
CashLine Solutions, LLC	(#,^)	467741 E 1050 Rd, Sallisaw, OK 74955	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/7/2030	10.3	10.3	9.3	—%
Indecon Builders Inc	(#,^)	1382 Valencia Ave., Tustin, CA 92780	Construction of Buildings	Term Loan	Prime plus	2.75%	12/4/2030	42.7	42.7	38.6	0.01%
Travel with Love, LLC dba Style & The Storyteller	(#)	8465 W Sahara Ave, Ste 111, Las Vegas, NV 89117	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	12/4/2030	4.4	4.4	4.4	—%
Perez Law Office, PLLC	(#,^)	80 N McClintock Dr, Chandler,, AZ 85226	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/4/2045	65.2	65.2	73.6	0.02%
Combs Creative LLC	(#)	157 Antler Ridge Cir.,, Nashville, TN 37214	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	6.5%	12/4/2030	4.1	4.1	4.2	—%
Moxie Marketing, LLC	(#,^)	51 Lee Dr, Palm Coast, FL 32137	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/3/2030	106.8	106.8	96.5	0.03%
Tina D. Coker DBA Diane's Accounting Service	(#)	119 E Haywood St, England, AR 72046	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	12/3/2030	11.0	11.0	11.1	—%
Staffhink Limited dba Barn Owl Drone Services	(#,^)	4283 Deerfield Hills Rd, Colorado Springs, CO 80916	Data Processing, Hosting, and Related Services	Term Loan	Prime plus	2.75%	12/3/2030	4.5	4.5	4.4	—%
SME Business Services LLC	(#,^)	930 Chesaco Ave., Rosedale, MD 21237	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/3/2030	19.2	19.2	17.4	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

American Retail Properties, Inc.	(#,^)	125 Main St. 2nd Floor, Reading, MA 01867	Real Estate	Term Loan	Prime plus	2.75%	11/30/2030	19.3	19.3	17.5	—%
Jonathan J Klaczik LLC dba Veterans Fence Company	(#,^)	7417 Dover Ln., Parma, OH 44130	Personal and Laundry Services	Term Loan	Prime plus	2.75%	11/27/2030	19.1	19.1	18.1	—%
Hartley S Johnson & Son, Inc. dba Mark T. Wendell Tea	(#,^)	14a Craig Rd., Acton, MA 01720	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	11/27/2030	33.9	33.9	30.8	0.01%
The Alder SmokeHouse LLC	(#,^)	1055 Virginia Ave, North Bend, OR 97459	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/25/2030	9.5	9.5	10.0	—%
LIAISON STAINLESS INC	(#,^)	630 James Lee Dr NW, Suwanee, GA 30024	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	11/25/2030	63.6	63.6	57.4	0.02%
Next Level Detailing, LLC	(#,^)	3235 Odeon Way, Ste. 201-203, Acworth, GA 30102	Repair and Maintenance	Term Loan	Prime plus	2.75%	11/24/2030	6.4	6.4	5.7	—%
Dearly LOved Counseling, L.L.C	(#)	14052 N Dale Mabry Hwy., Ste. 215, Tampa, FL 33618	Social Assistance	Term Loan	Prime plus	6.5%	11/24/2030	10.9	10.9	11.0	—%
Ellis Apex LLC dba Inage360 Marietta	(#,^)	2060 Franklin Way SE, Ste. 150, Marietta, GA 30067	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	11/24/2030	72.6	72.6	66.0	0.02%
Thompson Enterprises of Florida LLC dba TCBY FROZEN YOGURT	(#,^)	14543 SW 5th St., Pembroke Pines, FL 33027	Food and Beverage Stores	Term Loan	Prime plus	2.75%	11/20/2030	12.5	12.5	11.3	—%
Prosperity Tool, Inc	(#,^)	2006 National Guard Dr., Plant City, FL 33563	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	11/19/2045	289.4	289.4	326.7	0.09%
The Number Masters	(#,^)	3325 Highland St., Grove City, OH 43123	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/18/2030	14.7	14.7	13.3	—%
Italian Heritage Tile and Stone Inc	(#,^)	4725 Morgan Territory Rd., Clayton, CA 94517	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	11/18/2030	66.7	66.7	60.3	0.02%
T.S.I.-VA, LLC and Alpha Business Services Inc.	(#,^)	2525 Pointe Center Ct., Ste. 200, Dumfries, VA 22026	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/17/2030	92.8	92.8	83.9	0.02%
Master Printing and Signs Corp & Artishirt Co.	(#,^)	386 Squire Rd., Revere, MA 02151	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	11/10/2045	193.8	193.8	214.7	0.06%
Modutech Marine Inc	(#,^)	2218 Marine View Dr., Tacoma, WA 98422	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	11/9/2030	339.7	339.7	354.7	0.09%
Protek Pest Control Inc, Protek Nurseries LLC & Protek Irrigation LLC	(#,^)	8712 60th Ter. South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus	2.75%	11/4/2030	44.5	44.5	41.5	0.01%
GoodGuyS Enterprises Inc dba Goodguys;Good Guy Enterprises;Good Guys	(#,^)	1071 Serpentine Ln., Pleasanton, CA 94566	Administrative and Support Services	Term Loan	Prime plus	2.75%	11/4/2030	173.9	173.9	181.6	0.05%
Supersonic Cleaning Services Inc	(#,^)	36 Seitz Ter., Arlington, NY 12603	Administrative and Support Services	Term Loan	Prime plus	2.75%	10/29/2030	32.6	32.6	29.8	0.01%
Marcus Horn dba Versatile Styles and Cuts	(#,^)	2018 24th Ave., Meridian, MS 39301	Personal and Laundry Services	Term Loan	Prime plus	2.75%	10/15/2045	10.1	10.1	11.0	—%
Shades of U, Inc. dba Diva by Cindy	(#,^)	15212 Hanover Pike, Upperco, MD 21155	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	10/9/2045	86.8	86.8	95.2	0.03%
VIP Lawn Care Services LLC dba VIP Services	(#,^)	3875 Fay Blvd., Cocoa, FL 32927	Administrative and Support Services	Term Loan	Prime plus	2.75%	10/8/2030	16.0	16.0	14.6	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

KTF Consulting Corp	(#,^)	2471 N Geneva Ter., Chicago, IL 60614	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/6/2030	63.0	63.0	65.8	0.02%
The Hall at the Yard LLC dba The Hall on the Yard	(#,^)	1412 Alden Rd., Orlando, FL 32803	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/2/2031	1,107.6	1,107.6	1,010.6	0.27%
7PSolutions, LLC	(#,^)	136 North Van Buren St., Nashville, IN 47448	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	9/25/2030	41.7	41.7	37.8	0.01%
Babys on Broadway LLC	(#,^)	47 East Broadway, Little Falls, MN 56345	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	9/25/2030	62.6	62.6	57.6	0.02%
Hazleton Oil & Environmental, Inc	(#,^)	300 Tamaqua St., Hazleton, PA 18201	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	9/25/2045	1,045.1	1,045.1	1,176.0	0.31%
South Park Hardware, LLC	(#,^)	16074 South Park Ave, South Holland, IL 60473	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	9/25/2045	72.1	72.1	81.4	0.02%
Blakeslee Arpaia Chapman, Inc and Chapman Construction Services, LLC	(#,^)	200 North Branford Rd., Branford, CT 06405	Construction of Buildings	Term Loan	Prime plus	2.75%	9/24/2030	312.6	312.6	314.1	0.08%
BulkMore LLC	(#,^)	12741 Ocean Gateway, Ocean City, MD 21842	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	11/18/2030	126.2	126.2	117.3	0.03%
Mister Dexters LTD dba Shuga's	(#,^)	702 S Cascade Ave., Colorado Springs, CO 80903	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/28/2030	151.9	151.9	137.0	0.04%
Mister Dexters LTD dba Shuga's	(#,^)	702 S. Cascade Ave., Colorado Springs, CO 80903	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/28/2045	55.2	55.2	60.2	0.02%
Alliance Heating & Air Conditioning, Inc.	(#,^)	10 Brookfield Ave., Bridgeport, CT 06610	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/6/2030	598.4	598.4	586.8	0.16%
Terry and Tammy Jacobsen, Inc dba Appliance Recycling	(#,^)	10105 Airport Way, Snohomish, WA 98296	Electronics and Appliance Stores	Term Loan	Prime plus	2.75%	4/3/2030	268.4	268.4	262.6	0.07%
Terry & Tammy Jacobsen, Inc.dba Appliance Recycling Outlet	(#,^)	10105 Airport Way, Snohomish, WA 98296	Electronics and Appliance Stores	Term Loan	Prime plus	2.75%	4/3/2045	800.6	800.6	903.4	0.24%
Profit Stewards, LLC	(#,^)	458 Schuylkill Rd., Phoenixville, PA 19460	Repair and Maintenance	Term Loan	Prime plus	2.75%	4/2/2030	34.5	34.5	34.2	0.01%
Caplan Home Care, LLC	(#,^)	6029 Berkshire Ln., Dallas, TX 75225	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	4/1/2045	840.6	840.6	949.0	0.25%
Suburban Transmission of Northern Illinois, Inc.	(#,^)	1714 E Oakton St, Des Plaines, IL 60018	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/27/2045	142.6	142.6	161.0	0.04%
Tomco Inc. dba Rental City dba Tomco Equiptment Sales	(#,^)	6470 State St., Saginaw, MI 48603	Rental and Leasing Services	Term Loan	Prime plus	2.75%	3/27/2030	17.8	17.8	17.4	—%
Dunaway and Hart, Inc	(#,^)	575 Harkrider St., Conway, AR 72032	Real Estate	Term Loan	Prime plus	2.75%	3/26/2030	39.5	39.5	38.6	0.01%
Patoruzu Inc dba Sharkey's Cuts for Kids	(#,^)	18121 Tuckerton Rd., Ste. 130, Cypress, TX 77433	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/20/2030	10.7	10.7	10.5	—%
Kris-Leigh Catered Living at Severna Park,LLC	(#,^)	831 Richie Hwy., Severna Park, MD 21146	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	3/20/2030	447.4	447.4	473.3	0.13%
Firefly Developement LLC dba Firefly Earthworks	(#,^)	4818 Vicksburg St., Dallas, TX 75207	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/19/2045	285.6	285.6	320.3	0.09%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Coffeestamp LLC	(#,^)	2511 S Jefferson Ave., St. Louis, MO 63104	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/17/2030	3.6	3.6	3.6	—%
Forest Scientific Corporation	(#,^)	668 Elm St., Tionesta, PA 16353	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	3/17/2030	59.3	59.3	62.7	0.02%
Kanga Lean, Inc. dba F45 Training Trinity	(#,^)	8900 Strengh Ave, New Port Richey, FL 34655	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/16/2030	45.6	45.6	45.6	0.01%
Astoria-Pacific Inc	(#,^)	15130 SE 82nd Dr, Clackamas, OR 97015	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	3/13/2030	98.8	98.8	104.5	0.03%
Native Fields Landscaping LLC and My Two Girls LLC	(#,^)	73 Taylor Rd., Wharton, NJ 07885	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/13/2045	503.8	503.8	568.8	0.15%
Mark Allen Taylor dba Taylor Auction	(#,^)	20 & 68 Westfield Rd., Nicholls, GA 31554	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/13/2030	92.9	92.9	93.6	0.02%
Integrated Equipment Inc; Intergrated Elastomers Inc	(#,^)	5701 Brittmoore Rd, Houston, TX 77041	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	3/13/2045	1,235.0	1,235.0	1,394.4	0.37%
Rapid Trucking and	(#,^)	4225 W Capitol Ave, West Sacramento, CA 95691	Truck Transportation	Term Loan	Prime plus	2.75%	3/13/2045	724.8	724.8	818.3	0.22%
Signet Media dba Signet Media inc.	(#,^)	630 S 1st St, San Jose, CA 95113	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/13/2030	292.5	292.5	309.4	0.08%
GQ Investments LLC	(#,^)	5772 Miami Lakes Dr., Miami Lakes, FL 33014	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus	2.75%	3/12/2030	118.6	118.6	115.8	0.03%
Quarles Service Systems, Inc.	(#,^)	1740 September Ave, Memphis, TN 38116	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/10/2045	91.4	91.4	103.2	0.03%
The Ugly Mug's Coffee and Tea Inc.	(#,^)	1291 Broadway, Placerville, CA 95667	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/9/2030	29.0	29.0	28.3	0.01%
KR Enterprises, Inc. dba Carriage Inn	(#,^)	1065 Tower Hill Rd., North Kingstown, RI 02852	Accommodation	Term Loan	Prime plus	2.75%	3/6/2045	304.2	304.2	343.5	0.09%
Peter & Suzanne Scott, Inc., Phillip Showen & Bryan Phelan	(#,^)	2342 NY- 37, Port Covington, NY 12937	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	3/6/2030	110.7	110.7	115.8	0.03%
Big Brand Management LTD. CO. dba Ivox Media	(#,^)	512 E 11th St, Houston, TX 77008	Real Estate	Term Loan	Prime plus	2.75%	3/6/2030	52.4	52.4	53.9	0.01%
Advans IT Services, Inc.	(#,^)	One Mercantile St., STE 560, Worcester, MA 01608	Other Information Services	Term Loan	Prime plus	2.75%	3/6/2030	98.8	98.8	96.5	0.03%
Outcome Driven Innovation dba Spracht; Celltek, ODI, ODI Security	(#,^)	974 Commercial St, Palo Alto, CA 94303	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	3/6/2030	306.3	306.3	299.0	0.08%
Minifox Inc. dba Pho Hoa and Jazen Tea	(#,^)	10624 South Eastern Ave. Ste.s R & S, Hendersen, NV 89502	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/5/2030	59.3	59.3	58.3	0.02%
Jones Roger Sherman Inn, Inc. dba Jones Roger Sherman Inn	(#)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/4/2030	18.4	18.4	19.5	0.01%
14th State Learning, LLC dba Sylvan Learning, LLC	(#,^)	1 Market Pl #10, Essex Junction, VA 05452	Educational Services	Term Loan	Prime plus	2.75%	3/2/2030	40.7	40.7	39.9	0.01%
Toju Bay Inc. dba Fiesta Americana Restaurand and Club	(#,^)	1622-1624 N. Mannheim Rd., Stone Park, IL 60165	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/28/2045	432.7	432.7	488.5	0.13%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Crux Solutions LLC dba Waddell's Riverside Funeral Directors	(#,^)	6938 Westover St., Houston, TX 77087	Personal and Laundry Services	Term Loan	Prime plus	2.75%	2/27/2045	76.8	76.8	86.7	0.02%
Breakers Electric, LLC dba Merrill Sports	(#,^)	13600 Mustang Dr., Mead, CO 80542	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/27/2030	8.2	8.2	8.0	—%
Feras Alshadaida dba Allura Dairy	(#,^)	8809 N Grove Ave., Rancho Cucamonga, CA 91730	Food and Beverage Stores	Term Loan	Prime plus	2.75%	2/26/2030	47.3	47.3	47.0	0.01%
Abe Chahrour Investment, LLC	(#,^)	4001 S Wayne Rd., Wayne, MI 48154	Administrative and Support Services	Term Loan	Prime plus	2.75%	2/25/2045	21.1	21.1	23.8	0.01%
Bell Oak LLC dba Bell Oak Academy & Paradise Strategics LLC	(#,^)	7215 Waelti Dr., Melbourne, FL 32940	Social Assistance	Term Loan	Prime plus	2.75%	2/21/2045	373.1	373.1	416.9	0.11%
Sherwood Sporthorses Inc.	(#,^)	20502 Forestview, Magnolia, TX 77355	Personal and Laundry Services	Term Loan	Prime plus	2.75%	5/21/2046	386.3	386.3	436.2	0.12%
Bora Enterprises, LLC	(#,^)	44255-B Fremont Blvd,, Fremont, CA 94538	Truck Transportation	Term Loan	Prime plus	2.75%	2/21/2030	10.0	10.0	9.7	—%
Skimino Enterprises LLC	(#,^)	197 Ewell Rd., Williamsburg, VA 23188	Support Activities for Transportation	Term Loan	Prime plus	2.75%	2/21/2030	58.6	58.6	57.2	0.02%
Alex Roit Chiropractic, P. C	(#,^)	55 Northern Blvd., Ste. 103, Great Neck, NY 11021	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/19/2030	15.6	15.6	15.2	—%
Little Feet Academy of Jacksonville, LLC	(#,^)	10265 Normandy Blvd, Jacksonville, FL 32221	Social Assistance	Term Loan	Prime plus	2.75%	2/17/2045	44.8	44.8	50.5	0.01%
All Modes Transportation & Logistics LLC	(#)	4313 Collingtree Dr., Rockledge, FL 32955	Support Activities for Transportation	Term Loan	Prime plus	6.5%	2/14/2030	10.1	10.1	11.0	—%
Romo Medical Equiptment LLC	(#,^)	3453 North Panam Expressway, San Antonio, TX 78219	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	2/14/2030	390.8	390.8	381.5	0.10%
Shaw, Ltd dba Fitness 1440 North Coventry	(#,^)	54-58 Glocker Way, Pottstown, PA 19465	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/13/2030	47.6	47.6	47.5	0.01%
Damiano Global Corp.	(#,^)	333 Birch Hills Dr, Rochester, NY 14622	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/10/2030	39.1	39.1	38.1	0.01%
Fortson Janitorial Inc	(#,^)	462-482 Chattahoochee St., Cornelia, GA 30531	Nonstore Retailers	Term Loan	Prime plus	2.75%	2/5/2045	101.9	101.9	115.1	0.03%
A1 Radon Services, LLC	(#,^)	9980 Dell Rd., Eden Prairie, MN 55347	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	1/31/2030	69.5	69.5	67.9	0.02%
Spinnaker PSL Inc., Spinnaker Subs- N-Shine& Spinnaker Vero Inc	(#,^)	6967 Hancock Dr., Port St Lucie, FL 34952	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	1/30/2045	300.2	300.2	337.0	0.09%
3 Fat Labs Inc. and Energy Conservation Solution Inc.	(#,^)	2001 S County Rd. 400 W, Greencastle, IN 46135	Rental and Leasing Services	Term Loan	Prime plus	2.75%	1/30/2045	264.5	264.5	298.6	0.08%
Adorable Home Heath Care LLC	(#,^)	6114 W Capitol Dr. Ste. 205, Milwaukee, WI 53206	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	1/30/2030	32.5	32.5	31.8	0.01%
Daftarnow Inc dba Venture X Parsippany	(#,^)	8 Campus Dr. Ste. 105, Parsippany, NJ 07054	Real Estate	Term Loan	Prime plus	2.75%	7/30/2030	151.2	151.2	148.3	0.04%
Codame Enterprises LLC dba Firehouse Subs	(#,^)	1547 Main St., Dunedin, FL 34698	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/29/2030	81.9	81.9	80.0	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Amina Financial Solutions LLC dba Expat Tax Solutions	(#,^)	1433 Chestnut St., Macon, GA 31201	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/24/2030	16.3	16.3	15.9	—%
Affinity Integrated Solutions Inc.	(#,^)	115 Pomona Dr., Greensboro, NC 27402	Administrative and Support Services	Term Loan	Prime plus	2.75%	1/23/2045	289.1	289.1	326.3	0.09%
Affinity Integrated Solutions Inc	(#,^)	115 Pomona Dr., Greensboro, NC 27407	Administrative and Support Services	Term Loan	Prime plus	2.75%	1/23/2030	191.0	191.0	186.5	0.05%
Align Sports Management, LLC	(#,^)	15822 Caminito Cantaras, Del Mar, CA 92014	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	1/22/2030	17.4	17.4	17.1	—%
Emmalina LLC	(#,^)	3602 Rock Bay Dr., Louisville, KY 40245	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/21/2030	7.3	7.3	7.4	—%
Lyon Cubs LLC dba Dayton Valley Learning Center	(#,^)	357 Dayton Valley Rd., Dayton, NV 89403	Social Assistance	Term Loan	Prime plus	2.75%	1/16/2045	158.9	158.9	179.4	0.05%
Luster Custom Homes LLC	(#,^)	18801 North Thompson Peak Pkwy., Ste. 240, Scottsdale, AZ 85255	Construction of Buildings	Term Loan	Prime plus	2.75%	1/10/2030	28.3	28.3	27.7	0.01%
Jordi X Kellogg, M.D.,P.C	(#,^)	9200 SE 91st Ave. STE 340, Happy Valley, OR 97086	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	1/10/2030	48.4	48.4	47.3	0.01%
VetMed LLC	(#,^)	908 4th Ave., Decatur, AL 35601	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	1/10/2030	68.2	68.2	66.6	0.02%
Bearwaters Brewing Company	(#,^)	101 Park St, Canton, NC 28716	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/31/2044	247.8	247.8	279.7	0.07%
Nick's Country Kitchen, LLC	(#,^)	3 Flanders Rd., Bethlehem, CT 06751	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/31/2044	271.8	271.8	306.8	0.08%
Global Information Technology, Inc	(#,^)	1 Cragwood Rd, Ste. 101, South Plainfield, NJ 07080	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/31/2029	435.7	435.7	425.4	0.11%
Dilpreet Hundal dba Kwik Stop	(#,^)	1001 Sacramento Ave., West Sacramento, CA 95605	Gasoline Stations	Term Loan	Prime plus	2.75%	12/30/2044	228.8	228.8	258.0	0.07%
Vance Ewing LLC	(#,^)	22940 Harlan Ln, St. Robert, MO 65584	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/30/2029	86.4	86.4	91.4	0.02%
Larry J. Frick dba L & S Trucking	(#,^)	157571 E Wausau Ave., Wausau, WI 54403	Truck Transportation	Term Loan	Prime plus	2.75%	12/30/2029	38.0	38.0	38.3	0.01%
Spinnaker Vero Inc.	(#,^)	983 12th St., Vero Beach, FL 32960	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	12/30/2044	745.8	745.8	833.9	0.22%
Kiddie Garden Child Development Center, LLC	(#,^)	2809 W. Atkinson Ave., Milwaukee, WI 53209	Social Assistance	Term Loan	Prime plus	2.75%	12/30/2044	40.7	40.7	45.9	0.01%
Jauchem & Meeh Inc.dba Gregory Meeh Design;Jermy Chernick Design	(#,^)	524 Sackett St., Brooklyn, NY 11217	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/30/2029	161.8	161.8	168.6	0.04%
Mankamana Holdings, LLc dba Perfect Brow Art, Mankamana Holdings, LLC	(#,^)	7302 Kirby Ave., Lubbock, TX 79424	Gasoline Stations	Term Loan	Prime plus	2.75%	12/27/2029	105.6	105.6	108.1	0.03%
Pro-Tek Pest Control, Inc, Pro-Tek Nurseries, LLC, Pro-Tek Irrigation	(#,^)	8712 60th Ter. South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/27/2029	143.0	143.0	142.4	0.04%
Irony LLC dba Mulberry’s Garment Care	(#,^)	2579 Fairview Ave. North, Roseville, MN 55113	Personal and Laundry Services	Term Loan	Prime plus	2.75%	12/27/2029	864.8	864.8	845.3	0.23%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

K&S Hardware LLC dba Gopher Ace	(#,^)	1865 Wayzata Blvd, Long Lake, MN 55356	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	12/27/2029	48.0	48.0	49.7	0.01%
Tatoo Tony's Under My Skin LLC	(#,^)	73 Memorial Pkwy., Atlantic Highlands, NJ 07716	Personal and Laundry Services	Term Loan	Prime plus	2.75%	12/27/2044	94.5	94.5	106.7	0.03%
QXC Communications, Inc	(#,^)	4541 N Dixie Hwy, Boca Raton, FL 33431	Telecommunications	Term Loan	Prime plus	2.75%	12/27/2029	402.2	402.2	391.9	0.10%
Watearth Inc	(#,^)	3371 Glendale Blvd Ste. 208, Los Angeles, CA 90039	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/27/2029	35.9	35.9	35.0	0.01%
Protek Pest Control, Inc. Pro-tek Nurseries LLC, Pro-Tek Irrigation	(#,^)	8712 60TH TER South, Lake Worth, FL 33467	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/27/2044	134.7	134.7	152.1	0.04%
A Family Member Homecare Group Inc, A Family Member Homecare Holdings	(#,^)	11788 Sample Rd., Coral Springs, FL 33065	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/27/2044	116.8	116.8	131.7	0.04%
313 Air Duck LLC dba Jouny Cleaning Services, M & J Restoration	(#,^)	25150 W Warren Ave., Dearborn Heights, MI 48127	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/27/2029	124.4	124.4	125.1	0.03%
313 Air Duct LLC Dba Jouny Cleaning Services, M & J Restoration	(#,^)	25150 W Warren Ave., Dearborn Heights, MI 48127	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/27/2044	212.6	212.6	240.0	0.06%
American Landscaping Company and Ground Effects Landscaping, LLC	(#,^)	6151 A St., Anchorage, AK 99518	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/27/2044	611.3	611.3	690.2	0.18%
Bhatti LLC 2, Bhatti LLC	(#,^)	1451 Coral Ridge Ave., Coralville, IA 52241	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/26/2029	86.3	86.3	85.1	0.02%
Icebox Cafe L.C. and Icebox Pantry, LLC	(#,^)	219 NE 3rd St., Hallendale Beach, FL 33009	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/26/2030	367.6	367.6	366.7	0.10%
Richwood Enterprises, LLC, Richwood Transport LLC, Richwood Transport	(#,^)	2564 Branch St., Middleton, WI 53562	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	12/24/2029	178.4	178.4	183.0	0.05%
Ink! Coffee Company	(#,^)	2851 Larimer St., Denver, CO 80205	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/24/2029	424.9	424.9	413.9	0.11%
Synergistic-Designs, LLC	(#,^)	493 Wilson Mill Rd., New Wilmington, PA 16142	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/24/2029	5.8	5.8	5.6	—%
512 E 11th Street LLC and Big Brand Management Ltd. Co.	(#,^)	512 E 11th St, Houston, TX 77008	Real Estate	Term Loan	Prime plus	2.75%	12/23/2044	316.5	316.5	357.3	0.10%
Aitheras Aviation Group, LLC and International Aviation Sales, Ltd.	(#,^)	2301 N Marginal Rd, Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus	2.75%	12/23/2029	376.6	376.6	374.9	0.10%
La Tradicion Cubana Inc	(#)	9357 S.W. 40th St., Miami, FL 33165	Miscellaneous Store Retailers	Term Loan	Prime plus	6.5%	12/20/2029	10.0	10.0	10.9	—%
Freedom Enterprises, Inc - New RE company to be formed	(#,^)	2431 14th Ave. SE, Watertown, SD 57201	Truck Transportation	Term Loan	Prime plus	2.75%	12/20/2044	190.9	190.9	215.5	0.06%
Freedom Enterprises, Inc	(#,^)	2431 14th Ave. SE, Watertown, SD 57201	Truck Transportation	Term Loan	Prime plus	2.75%	12/20/2029	253.9	253.9	251.7	0.07%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Macon Arts Center LLC	(#,^)	4570 Pio Nono Ave, Macon, GA 31206	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	12/20/2044	617.8	617.8	697.5	0.19%
ACC International LLC	(#,^)	200 N Furnace St, Birdsboro, PA 19508	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/20/2044	304.9	304.9	341.6	0.09%
Chris Farley DVM PA. dba Farley Veterinary Clinic	(#,^)	6487 Taft St., Hollywood, FL 33024	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/20/2029	10.4	10.4	10.9	—%
Nebulos, LLC	(#,^)	5428 Twilight Way, Parker, CO 80134	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/19/2029	51.4	51.4	52.3	0.01%
Kuros, LLC	(#,^)	21221 Baron Lake Dr., Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus	2.75%	12/19/2044	376.4	376.4	425.0	0.11%
Kuros, LLC	(#,^)	21221 Baron Lake Dr., Cedaredge, CO 81413	Accommodation	Term Loan	Prime plus	2.75%	11/19/2045	82.3	82.3	92.9	0.02%
United Capital Group LLC	(#,^)	23022 La Cadena Dr, Laguna Hills, CA 92653	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/19/2029	247.2	247.2	246.5	0.07%
Premier Gaming Solutions Inc	(#,^)	17 South Grand Ave, Pasadena, CA 91105	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/18/2029	8.6	8.6	9.1	—%
HADD Corp	(#)	364 Rugby Rd., Cedarhurst, NY 11516	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	12/17/2029	10.0	10.0	10.8	—%
J and K Project Management Consultants LLC	(#,^)	350 Mc Donnell St, Lewisville, TX 75057	Construction of Buildings	Term Loan	Prime plus	2.75%	12/16/2044	296.2	296.2	334.4	0.09%
J and K Project Management Consultants dba A. C. T. Construction	(#,^)	350 Mc Donnell St, Lewisville, TX 75057	Construction of Buildings	Term Loan	Prime plus	2.75%	12/16/2029	159.5	159.5	168.4	0.04%
The Floor Covering Warehouse, Inc	(#,^)	112 Orchard St., Stamford, CT 06902	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	12/13/2044	226.9	226.9	256.1	0.07%
The Crane Guys, LLC	(#,^)	14480 Alondra Blvd, La Mirada, CA 90638	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/13/2029	1,045.6	1,045.6	1,052.6	0.28%
Jen Macias LLC dba Duende	(#,^)	2301 NW Thurman St., Portland, OR 97210	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/13/2029	6.2	6.2	6.1	—%
Nulane Entertainment LLC	(#,^)	4100 W. Alameda Ave # 300, Burbank, CA 91505	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/13/2029	5.8	5.8	5.6	—%
Dr Steven J Seidel	(#,^)	42 Campeau Pl., Bergenfield, NJ 07621	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/13/2029	62.4	62.4	60.8	0.02%
Essex Indoor Golf Center LLC	(#,^)	23 Saybrook Rd., Essex, CT 06426	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/13/2029	60.5	60.5	60.9	0.02%
Joyner5, Inc.dba British Swim School	(#,^)	3986 Hope Valley, Wake Forest, NC 27587	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/12/2029	17.3	17.3	16.8	—%
Stockton TRI Industries, LLC	(#,^)	2141 E Anderson St, Stockton, CA 95205	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	12/12/2044	1,047.1	1,047.1	1,182.2	0.31%
Abylex, Inc and Worpex LLC	(#,^)	7473 Reese Rd #2, Sacramento, CA 95828	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/12/2044	89.9	89.9	97.1	0.03%
Vaughn Chiropractic, PLLC dba Catalyst Chiropractic and Rehab	(#,^)	10904 Baltimore St NE, Blaine, MN 55449	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/11/2029	31.9	31.9	31.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

CCD Construction Services LLC dba Clearwater Outdoor Design, CCD	(#,^)	175 W Borgfeld Dr., San Antonio, TX 78260	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/11/2044	106.3	106.3	120.1	0.03%
Ciel Du Mel LLC dba Lala's Creamery	(#,^)	134 Petaluma Blvd North, Petalumaca, CA 94952	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/10/2029	12.7	12.7	12.6	—%
Helping Hands Group Daycare dba Dawn to Dusk Learning and Child Care	(#,^)	10 Tremont Rd., Tremont, PA 17981	Social Assistance	Term Loan	Prime plus	2.75%	12/10/2044	36.9	36.9	41.6	0.01%
SLCP Transport, LLC dba Aamco	(#,^)	1407 Lomaland Dr., El Paso, TX 79935	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/10/2029	48.0	48.0	49.0	0.01%
Elita 7, LLC and Behavioral Nutrition Inc.	(#,^)	16 Marble St., Worchester, MA 01603	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	12/9/2029	251.7	251.7	258.2	0.07%
DB Talak LLC	(#,^)	2018 SE 6th Ave., Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/6/2044	151.4	151.4	171.0	0.05%
Eagle Eye Truck Lines LLC and Eagle Eye Logistics LLC	(#,^)	560 56th St SW, Grand Rapids, MI 49548	Truck Transportation	Term Loan	Prime plus	2.75%	12/6/2029	852.0	852.0	836.5	0.22%
Glen Lamb dba Lambs Tree And Plant Health Care	(#,^)	413 Pond Meadow Rd., Westbrook, CT 06498	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/6/2029	14.4	14.4	14.5	—%
Wolf Pack, LLC	(#,^)	939 South 25th East, Ste. 115, Ammon, ID 83406	Management of Companies and Enterprises	Term Loan	Prime plus	2.75%	3/6/2030	176.0	176.0	175.7	0.05%
Mazhar Family, Inc dba Edible Arrangements	(#,^)	601 Portion Rd., Store #17, Lake Ronkonkoma, NY 11779	Nonstore Retailers	Term Loan	Prime plus	2.75%	12/6/2029	51.8	51.8	50.7	0.01%
The Stout Group LLC	(#,^)	10850 NW 138th St, Hialeah Gardens, FL 33018	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	12/6/2029	179.3	179.3	179.8	0.05%
Bay Area Metal Fabricarion LLC	(#,^)	510 -512 Stone Rd., Benicia, CA 94510	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	12/6/2029	105.0	105.0	105.5	0.03%
Scott's Hardware, Inc., dba Medford Inc	(#)	200 Tuckerton Rd., Medford, NJ 08055	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	6.5%	12/6/2029	10.0	10.0	10.8	—%
Clearwater Engineering Inc	(#,^)	301 N River St., Derby, KS 67037	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	12/5/2029	472.5	472.5	474.0	0.13%
Standard Capital Corp	(#)	2349 Wessington Dr., Virginia Beach, VA 23456	Insurance Carriers and Related Activities	Term Loan	Prime plus	6.5%	12/5/2029	10.1	10.1	10.9	—%
Used Tire Express 1, Corp	(#,^)	437 N. Battlefield, Chesapeake, VA 23320	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	12/5/2029	66.2	66.2	65.8	0.02%
Hook Line and Schooner Vinings LLC	(#,^)	400 West Village Way #3009, Smyrna, GA 30008	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/4/2029	14.0	14.0	14.3	—%
Mega Sales Detergent Distributor, LLC	(#,^)	1 Ackerman Ave., Clifton, NJ 07011	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	11/29/2029	38.0	38.0	37.1	0.01%
Loading Arms Plus Inc	(#,^)	5401 Mitchelldale St., Ste. B4, Houston, TX 77092	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/27/2029	60.3	60.3	59.2	0.02%
Behind the Scenes Chicago, LLC dba Paramount Events	(#,^)	2744 W. Roscoe St., Chicago, IL 60618	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/27/2029	263.1	263.1	264.7	0.07%
Roots'n Shoots, LLC	(#,^)	86 Boston Rd, Chelmsford, MA 01824	Administrative and Support Services	Term Loan	Prime plus	2.75%	11/27/2029	8.2	8.2	8.0	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Alice's Tea Cup, ATC !! LLC and ATC 111, LLC	(#,^)	102 W 73rd St., New York, NY 10023	Food Manufacturing	Term Loan	Prime plus	2.75%	11/27/2029	224.2	224.2	219.9	0.06%
American Bio Source, LLC dba Dieselgreen Fuels	(#,^)	2522 N Hwy. 287, Decatur, TX 76234	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	11/27/2029	37.5	37.5	39.6	0.01%
Kanti Group Inc, Marina 84 Sport Bar & Grill LLC and Pub 52 Sports	(#,^)	2440 Wesr State Rd 84, Fort Lauderdale, FL 33312	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/27/2029	132.3	132.3	129.7	0.03%
Fullmer's Landscaping, Inc.	(#,^)	9547 W Third St., Dayton, OH 45417	Administrative and Support Services	Term Loan	Prime plus	2.75%	11/26/2029	145.2	145.2	144.4	0.04%
Ultra Flow Dispense, LLC	(#,^)	820 Prospect Hill Rd., Windsor, CT 06095	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	11/26/2029	85.0	85.0	83.1	0.02%
Ford Custom Renovation LLC	(#,^)	405 Broadway St., Muncy, PA 17756	Construction of Buildings	Term Loan	Prime plus	2.75%	11/26/2029	6.3	6.3	6.1	—%
B.S Carrier LLC and United Truck & Trailer Repair LLC	(#,^)	3716 Garman Rd., Salem, VA 24153	Truck Transportation	Term Loan	Prime plus	2.75%	11/25/2029	183.7	183.7	190.5	0.05%
S&C Cookies, Inc	(#,^)	1969 Jericho Turnpike, East Northport, NY 11731	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	11/22/2029	42.8	42.8	41.7	0.01%
A&N Design Studios Inc dba Door3 Business Application	(#,^)	370 Lexington Ave. Ste. 1806, Manhattan, NY 10007	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/22/2029	68.5	68.5	69.2	0.02%
Place Vendome Holding Co Inc.dba R&F Marketing	(#,^)	610 East Main St., Swainsboro, GA 30401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	11/22/2029	185.7	185.7	189.2	0.05%
Peanut Butter & Co Inc	(#,^)	119 West 57th St., Ste. 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	11/22/2029	142.9	142.9	139.2	0.04%
Place Vendome Holding Co. Inc.dba R&F Marketing	(#,^)	308 Glenwood Rd., Swainsboro, GA 30401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	11/22/2044	415.2	415.2	455.9	0.12%
Cum Laude Enterprises, LLC	(#,^)	19100 GlenWest Dr. Apt # 417, Friendswood, TX 77546	Nonstore Retailers	Term Loan	Prime plus	2.75%	11/22/2029	14.6	14.6	14.9	—%
Best Choice Meats, Inc,	(#,^)	12646 S Springfield Ave, Alsip, IL 60803	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	11/22/2044	1,269.3	1,269.3	1,433.0	0.38%
ZUMI LLC dba Allstate Insurance	(#,^)	1537 W 79th St, Chicago, IL 60620	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	11/22/2029	9.1	9.1	9.6	—%
The Rollin' Trapp LLC	(#,^)	1731 Prevatt Rd, Dothan, AL 36301	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/21/2029	6.5	6.5	6.6	—%
Coral Springs Family Wellness LLC	(#,^)	2902 North University Dr., Coral Springs, FL 33065	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/21/2030	97.7	97.7	95.7	0.03%
Cobb Roofing LLC	(#,^)	8101 NW 10th St, Oklahoma City, OK 73127	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	11/21/2029	44.6	44.6	43.4	0.01%
Weeping Willow Kennel Inc	(#,^)	6041 Hammond School Rd., Salisbury, MD 21804	Personal and Laundry Services	Term Loan	Prime plus	2.75%	11/21/2029	3.4	3.4	3.6	—%
Cable Management LLC	(#,^)	290 Pratt St., Meriden, CT 06450	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	11/20/2029	104.6	104.6	104.8	0.03%
AD Learning Group, LLC dba The Learning Experience & AD Learning NH	(#,^)	181 Shunpike Rd., Cromwell, CT 06416	Social Assistance	Term Loan	Prime plus	2.75%	11/18/2029	104.4	104.4	101.7	0.03%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Champions Of Diversity Media Inc dba Champions of Diversity: Politics	(#,^)	5100 Transamerica Dr., Columbus, OH 43228	Administrative and Support Services	Term Loan	Prime plus	2.75%	11/15/2044	68.5	68.5	77.3	0.02%
Lindsley Excavating LLC	(#,^)	92 Town Line Rd., Fulton, NY 13069	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	11/15/2029	146.5	146.5	150.7	0.04%
SSH Princeton LLC dba Stumpy's Hatchet House of Princeton	(#,^)	745 Alexander Rd., Ste. 1-3, Princeton, NJ 08540	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/15/2030	34.1	34.1	33.3	0.01%
MToxins Venom Lab LLC	(#,^)	717 Oregon St., Oshkosh, WI 54902	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/15/2044	96.0	96.0	108.0	0.03%
The Pinnacle Development Group Inc dba The Goddard School	(#)	105 Springside Dr., Akron, OH 44333	Social Assistance	Term Loan	Prime plus	6.5%	11/14/2029	9.9	9.9	10.7	—%
Sean McNamara	(#)	5639 Wood Ln., Allentown, PA 18106	Nonstore Retailers	Term Loan	Prime plus	6.5%	11/14/2029	9.9	9.9	10.7	—%
Winning Sales Plan Inc	(#,^)	17811 Fairhaven Gateway, Cypress, TX 77433	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/14/2029	38.0	38.0	40.2	0.01%
Ameen Enterprises, LLC dba Bargain Town	(#,^)	1111 E Washington St, Stephenville, TX 76401	Gasoline Stations	Term Loan	Prime plus	2.75%	11/12/2029	95.1	95.1	100.4	0.03%
James Richard Farkas Jr. dba Lil Black Bear Inn	(#,^)	8072 State Rd. 46 East, Nashville, TN 47448	Accommodation	Term Loan	Prime plus	2.75%	11/12/2044	103.1	103.1	116.4	0.03%
NJ Floats, Inc	(#,^)	327 Rte. 202/206, Bedminster Township, NJ 07921	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	6/12/2046	274.0	274.0	309.3	0.08%
Adrienne's Gourmet Foods, Imagine Baking, Inc	(#,^)	1034 Hancock St., Sandusky, OH 44870	Food Manufacturing	Term Loan	Prime plus	2.75%	11/12/2029	402.8	402.8	419.5	0.11%
Two Roses Salon 1, Inc.dba National Fluid Power Institute and NFPI	(#,^)	908 S Jefferson St., Amarillo, TX 79101	Educational Services	Term Loan	Prime plus	2.75%	11/12/2029	290.6	290.6	294.1	0.08%
Steven French dba French Woodworking	(#,^)	1101 Horizon Dr. Ste. 101, Fairfield, CA 94533	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	11/12/2044	59.0	59.0	66.6	0.02%
Adrienne's Gourmet Foods, Imagine Baking Inc	(#,^)	1034 Hancock St., Sandusky, OH 44870	Food Manufacturing	Term Loan	Prime plus	2.75%	11/12/2044	383.4	383.4	432.9	0.12%
HH Wireless Connect LLC	(#,^)	48267 Deer Trail Dr., Canton, MI 48187	Electronics and Appliance Stores	Term Loan	Prime plus	2.75%	11/12/2029	6.3	6.3	6.1	—%
East River Plumbing, LLC	(#,^)	997 E River Loop, Priest River, ID 83856	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	11/8/2044	47.2	47.2	53.3	0.01%
Integrated Vascular Services LLC	(#,^)	1452 Franklin Ave, Salem, OR 44460	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	11/8/2029	60.0	60.0	58.7	0.02%
Link Recreational, Inc	(#,^)	304 Business Hwy. 53, Minong, WI 54859	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	11/7/2044	371.7	371.7	419.6	0.11%
Link Recreational, Inc	(#,^)	304 Business Hwy. 53, Minong, WI 54859	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	11/7/2029	590.9	590.9	580.4	0.15%
The Committed Pig LLC	(#,^)	28 West Park Pl., Morristown, NJ 07090	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/31/2029	224.7	224.7	237.2	0.06%
MJ Group, Inc	(#,^)	26691 Loma Verde, Mission Viejo, CA 92691	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/31/2029	16.0	16.0	15.6	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Maine Service Corp	(#,^)	59-24 55th St., Maspeth, NY 11378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	10/31/2029	94.2	94.2	99.5	0.03%
Mariscos El Oceano, Inc.	(#,^)	5960 S Archer Ave, Chicago, IL 60638	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/31/2044	119.3	119.3	134.7	0.04%
Guru Kirpa, Inc	(#,^)	3006 New Castle Ave., New Castle, DE 19720	Gasoline Stations	Term Loan	Prime plus	2.75%	10/31/2044	184.3	184.3	207.9	0.06%
D & H Construction Services, Inc.	(#,^)	711 Hospital St., Richmond, VA 23219	Construction of Buildings	Term Loan	Prime plus	2.75%	10/31/2029	105.6	105.6	105.1	0.03%
Sunburst Trout Farm, LLC	(#,^)	314 Industrial Park Dr, Waynesville, NC 28786	Fishing, Hunting and Trapping	Term Loan	Prime plus	2.75%	10/31/2029	50.9	50.9	53.7	0.01%
Automotive Standard, LLC	(#,^)	4028 Coldwater Rd., Fort Wayne, IN 46805	Repair and Maintenance	Term Loan	Prime plus	2.75%	10/31/2044	130.0	130.0	146.8	0.04%
Automotive Solutions, LLC	(#,^)	1910 W. Dupont Rd., Fort Wayne, IN 46818	Repair and Maintenance	Term Loan	Prime plus	2.75%	10/31/2044	281.3	281.3	317.6	0.08%
C&P Trading and Sales Inc	(#,^)	950 Peninsula Corporate Cir. Ste. 3016, Boca Raton, FL 33487	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	10/31/2029	188.4	188.4	183.6	0.05%
Sunburst Trout Farm, LLC	(#,^)	314 Industrial Park Dr., Waynesville, NC 28786	Fishing, Hunting and Trapping	Term Loan	Prime plus	2.75%	10/31/2044	219.2	219.2	247.5	0.07%
Fave Realty, Inc.	(#,^)	217-84 Hempstead Ave., Jamaica, NY 11429	Real Estate	Term Loan	Prime plus	2.75%	10/31/2044	110.3	110.3	124.5	0.03%
Plastic Depot, Inc	(#,^)	363 East Alondra Blvd, Gardena, CA 90248	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	10/30/2029	119.3	119.3	116.3	0.03%
BGB Leasing Inc and BGB Leasing Co.	(#,^)	50 Industrial Park Rd, Princeton, KY 42445	Truck Transportation	Term Loan	Prime plus	2.75%	10/30/2029	913.6	913.6	921.4	0.25%
Blue Agave & Brothers, LLC dba Blue Apachie Mexican Restaurant	(#,^)	905 Savoy Rd., Youngsville, LA 70592	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/30/2029	54.8	54.8	53.9	0.01%
Lightning Strike Distributing, LLC dba Jedidiah's Jerky & Gourmet	(#,^)	9912 Arizona Dr, Mohave Valley, AZ 86440	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	10/30/2029	49.0	49.0	48.2	0.01%
BGB Leasing Co.	(#,^)	50 Industrial Park Rd., Princeton, KY 42445	Truck Transportation	Term Loan	Prime plus	2.75%	10/30/2044	84.8	84.8	95.8	0.03%
Paul Wintner dba P & R Props	(#,^)	23901 Calabasas Rd., Calabasas, CA 91302	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	10/30/2029	42.4	42.4	41.3	0.01%
Marnon Vending LLC dba Naturals 2 Go San Antonio	(#,^)	6713 Biscay Hbr, San Antonio, TX 78249	Nonstore Retailers	Term Loan	Prime plus	2.75%	10/28/2029	6.0	6.0	6.1	—%
OWL Inc,	(#,^)	5300 S Orange Blossom Trail, Orlando, FL 32839	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	10/28/2029	160.2	160.2	156.1	0.04%
Corple Enterprises, Inc	(#,^)	17887 US-380, Ponder, TX 76259	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	10/28/2029	126.4	126.4	132.3	0.04%
Diamond Solutions LLC	(#,^)	7845 East Evans Rd . Ste. A, Scottsdale, AZ 85260	Machinery Manufacturing	Term Loan	Prime plus	2.75%	10/25/2029	9.6	9.6	9.4	—%
Landmark Ventures USA, Inc	(#,^)	475 Park Ave. S, 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus	2.75%	10/25/2029	79.2	79.2	77.1	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Jbang LLC, WM Bang LLC, Bang Investments LLC	(#,^)	125 Westchester Ave., White Plains, NY 10601	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/25/2029	52.7	52.7	55.6	0.01%
Four Ace Electrical Services Corporation	(#,^)	3723 Far Niente Way, Sacramento, CA 95834	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/25/2029	9.0	9.0	8.9	—%
Fimac Inc dba American Educational Services	(#,^)	26300 La Alameda, Ste. 200, Mission Viejo, CA 92691	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/23/2029	16.9	16.9	16.6	—%
James Clark and Company, Inc.	(#)	8885 Haven Ave., Ste. 120, Rancho Cucamonga, CA 91730	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	10/22/2029	9.8	9.8	10.6	—%
Todd's Car Wash, LLC	(#,^)	5505 Johnston St., Lafayette, LA 70506	Repair and Maintenance	Term Loan	Prime plus	2.75%	10/18/2044	324.6	324.6	366.4	0.10%
UNIQUE PAVER INSTALLATIONS, INC.	(#,^)	4930 Mars Hill Rd., Bogart, GA 30622	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/17/2029	17.1	17.1	17.1	—%
Roughcut LLC	(#,^)	41540 National Rd, Belmont, OH 43718	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/17/2029	367.4	367.4	387.8	0.10%
Pine Mountain Residential LLC	(#)	10240 Cosmopolitan Cir., Parker, CO 80134	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	10/16/2029	9.8	9.8	10.6	—%
Glenda D Brewer dba Bargain Store	(#)	107 Tabernacle Church Rd., Candor, NC 27229	General Merchandise Stores	Term Loan	Prime plus	6.5%	10/11/2029	9.8	9.8	10.6	—%
Q2 Ventures, LLC	(#,^)	2805 W Arimo Rd., Arimo, ID 83214	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	10/8/2029	133.8	133.8	140.9	0.04%
Paketo LLC dba West Loop UPS Store	(#,^)	623 W Lake St., Chicago, IL 60661	Couriers and Messengers	Term Loan	Prime plus	2.75%	10/4/2029	12.2	12.2	12.0	—%
In Power Motors, LLC, In-Power Motors II LLC, In-Power Motors III LLC	(#,^)	2301 W. Buckeye Rd., Phoenix, AZ 85009	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	9/30/2044	588.1	588.1	663.1	0.18%
AV Strategy, Inc	(#,^)	9468 American Eagle Way Ste. 100, Orlando, FL 32837	Rental and Leasing Services	Term Loan	Prime plus	2.75%	9/30/2029	210.4	210.4	212.3	0.06%
Joseph P Fusco DDS PC	(#,^)	77 N Centre Ave., Rockville Centre, NY 11570	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/30/2029	49.5	49.5	48.2	0.01%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St., Gainsville, FL 32605	Social Assistance	Term Loan	Prime plus	2.75%	9/30/2029	158.0	158.0	154.2	0.04%
Heart and Vascular Associates of Tampa, LLC	(#,^)	17 David Blvd., Tampa, FL 33606	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/30/2044	728.9	728.9	815.7	0.22%
Atlantic Pacific Hospitality Solutions Inc dba North Beach Bistro	(#,^)	725 Atlantic Blvd, Atlantic Beach, FL 32233	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/30/2029	6.3	6.3	6.2	—%
Meldi Maa, Inc dba The River Complex	(#,^)	74 S Main St., Woonsocket, RI 02895	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/30/2044	406.9	406.9	459.3	0.12%
A Child's Dream Educational Center LLC	(#,^)	4127 NW 34th St., Gainesville, FL 32605	Social Assistance	Term Loan	Prime plus	2.75%	9/30/2044	177.3	177.3	200.1	0.05%
Titan Laser Screed Concrete Services, LLC	(#,^)	8908 Wildlife Ln., Sanford, FL 32771	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/27/2029	37.3	37.3	36.9	0.01%
Stiegelbauer Associates Inc.	(#,^)	63 Flushing Ave Unit 342, Brooklyn, NY 11205	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/27/2029	149.5	149.5	145.6	0.04%
Zmetra Clearspan Structures LLC	(#,^)	2 Old Worcester Rd., Webster, MA 01571	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	9/27/2044	413.6	413.6	467.0	0.12%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Cherry and Candlewood Inc dba Aamco	(#,^)	3029 South St., Long beach, CA 90805	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/27/2044	1.5	1.5	1.7	—%
Wagner & Sons Inc	(#,^)	22365 Alydar Dr., Lexington Park, MO 20653	Nonstore Retailers	Term Loan	Prime plus	2.75%	9/27/2029	14.0	14.0	13.7	—%
Aztec Machine & Repair Inc, Cranrd & Material	(#,^)	1715 N 1st St, Bloomfield, NM 87413	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/27/2044	670.4	670.4	753.8	0.20%
Double H Services, LLC, C&T Oil Field Services, LLC and Brian S. Holma	(#,^)	3721 North 162nd St., Garber, OK 73701	Support Activities for Mining	Term Loan	Prime plus	2.75%	9/27/2029	857.0	857.0	862.4	0.23%
Santa Fe Flooring LLC	(#,^)	3711 Paseo Del Norte NE, Albuquerque, NM 87113	Furniture and Related Product Manufacturing	Term Loan	Prime plus	2.75%	9/26/2029	379.3	379.3	376.4	0.10%
Adam's Construction & General Contracting LLC	(#,^)	7808 N Custer Rd., Freesoil, MI 49411	Construction of Buildings	Term Loan	Prime plus	2.75%	9/26/2029	54.1	54.1	53.7	0.01%
Byler, Wolfe, Lutsch and Kampfer CPAs, Inc	(#,^)	360 East State St., Salem, OH 44460	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/25/2044	46.1	46.1	51.2	0.01%
Anderson's Outdoor Adventures, LLC	(#,^)	4060 SW County Rd 232, Bell, FL 32619	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/25/2029	17.2	17.2	18.1	—%
Flamingo Bowl, Inc	(#,^)	3301 N 23rd St., McAllen, TX 78501	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/24/2029	164.8	164.8	166.6	0.04%
Unified Utility Services LLC	(#,^)	206 Frankie Ln., Ladson, SC 29456	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	9/20/2044	148.7	148.7	167.8	0.04%
Standard Real Estate Services LLC	(#)	500 West Silver Spring Dr., Ste. K 200,, Glendale, WI 53217	Real Estate	Term Loan	Prime plus	6.5%	9/19/2029	9.7	9.7	10.5	—%
Payne's Enviromental Service, LLC dba Bamaco	(#,^)	5617 Causeway Blvd., Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/18/2044	493.1	493.1	553.9	0.15%
Host Marketing, LLC	(#)	206 Bell Ln., Ste. B, West Monroe, LA 71291	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	9/18/2029	9.7	9.7	10.5	—%
Natalie Hart LLC dba Lady of Luxury &dba Country Sugar Events,	(#,^)	1702 Fawn Gate St, San Antonio, TX 78248	Personal and Laundry Services	Term Loan	Prime plus	2.75%	12/17/2029	47.6	47.6	48.5	0.01%
Win Health Institute, LLC	(#,^)	711 E Valley Rd, Basalt, CO 81621	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/17/2029	5.6	5.6	5.6	—%
Vancole Investments, Inc. dba Smoothie King #913 &;Dream Development	(#,^)	876 Virginia Ave., Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/17/2029	8.9	8.9	8.7	—%
Bay Bowl Inc dba Shasta Lanes	(#,^)	11093 Black Marble Way, Redding, CA 96003	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/13/2044	505.8	505.8	571.0	0.15%
The Steel Method LLC dba Sneeze It	(#,^)	250 Passaic Ave Ste. 200, Fairfield, NJ 07004	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/12/2029	126.0	126.0	122.8	0.03%
Oak Park Social LLC	(#,^)	14691 W 11 Mile Rd, Oak Park, MI 48237	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/12/2045	127.1	127.1	143.4	0.04%
ACSS CPA, LLC	(#,^)	1016 S Texas Blvd, Weslaco, TX 78599	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/12/2044	37.6	37.6	42.5	0.01%
Covert Recordings LLC	(#,^)	31-65 138th St. Apt. 3K, Flushing, NY 11354	Rental and Leasing Services	Term Loan	Prime plus	2.75%	9/11/2029	8.8	8.8	9.3	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Body on Cue Health and Fitness LLC	(#,^)	129 A Orpha Dr., Middlebury, IN 46840	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/6/2029	33.6	33.6	33.0	0.01%
Philly Games Inc.dba Queen & Rock Game Cafe	(#,^)	607-609 S 2nd St., Philadelphia, PA 19147	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/5/2029	46.7	46.7	45.5	0.01%
Eco Electric LLC	(#,^)	5380 Cameron St, Las Vegas, NV 89118	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/5/2029	48.8	48.8	47.5	0.01%
No Push Backs, LLC	(#)	5405 Neshaminy Blvd, Bensalem, PA 19020	Personal and Laundry Services	Term Loan	Prime plus	6.5%	8/30/2029	9.3	9.3	10.0	—%
Dog House Sportfishing Charters Inc	(#)	83413 Overseas Hwy., Islamorada, FL 33036	Scenic and Sightseeing Transportation	Term Loan	Prime plus	6.5%	8/30/2029	9.7	9.7	10.4	—%
Double Scoop Ice Cream, LLC	(#,^)	2970 Stonecrest Pass, Lithonia, GA 30038	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/29/2044	90.9	90.9	102.6	0.03%
3C Consumer Network & Designs LLC	(#,^)	7676 Hillmont St., Ste. 109, Houston, TX 77040	Real Estate	Term Loan	Prime plus	2.75%	8/29/2029	11.1	11.1	11.0	—%
Crown Heights Bunch O Bagels & More Inc & 361 Bagel Holding LLC	(#,^)	361 Troy Ave., Brooklyn, NY 11213	Food and Beverage Stores	Term Loan	Prime plus	2.75%	8/29/2029	29.6	29.6	31.2	0.01%
Esquire Mini Mart LLC & Morgan Store Building LLC	(#,^)	12595 S Somerton Ave, Yuma, AZ 85365	Food and Beverage Stores	Term Loan	Prime plus	2.75%	8/29/2029	37.9	37.9	39.1	0.01%
Groton Bowling Center and Entertainment Inc	(#,^)	27 Kings Hwy, Groton, CT 06340	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	8/29/2044	924.9	924.9	1,044.2	0.28%
Linsey Schwertdfeger, Inc.	(#,^)	740 Dennery Rd, San Diego, CA 92154	Repair and Maintenance	Term Loan	Prime plus	2.75%	8/28/2029	52.4	52.4	51.5	0.01%
HRS2, LLC	(#,^)	5410 Pipers Creek Ct., Sugar Land, TX 77479	Nonstore Retailers	Term Loan	Prime plus	2.75%	8/28/2029	171.3	171.3	178.1	0.05%
DB Talak LLC	(#,^)	2018 SE 6th Ave, Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/28/2029	70.2	70.2	74.0	0.02%
Khari E. J. Myers dba Khari Imagery & 190 Minerva LLC	(#,^)	190 Minerva St., Tonawanda, NY 14150	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/28/2044	56.5	56.5	63.8	0.02%
Maryland Urgent Care, Inc.	(#,^)	9831 Greenbelt Rd Ste. 208 (Unit H-2), Lanham, MD 20706	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/27/2044	43.3	43.3	48.9	0.01%
Crystal S. Prado dba Crystal Clear Accounting	(#)	34099 Tuscan Creek Way, Temecula, CA 92592	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	8/26/2029	2.5	2.5	2.7	—%
ADA Internacional Inc	(#,^)	10891 La Reina Rd., Ste. 100, Delray Beach, FL 33446	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	8/26/2029	16.6	16.6	16.2	—%
Elite Motors LLC	(#,^)	1046-1050 Orange Ave., West Haven, CT 06516	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	8/23/2029	71.2	71.2	75.0	0.02%
SRJ construction Corp	(#,^)	8358 W Oakland Park Blvd. #203E, Sunrise, FL 33351	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/23/2029	8.3	8.3	8.2	—%
MS Integrated Psychotherapy & Counseling, LLC	(#,^)	1157 Main St., Clifton, NJ 07011	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/22/2029	54.9	54.9	55.6	0.01%

The Roux Southern Kitchen, LLC	(#,^)	252 FM 3162, Sandia, TX 78383	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/22/2029	13.5	13.5	14.2	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Metro R Services Inc. and Metal & Roof Supplies, Inc.	(#,^)	20 Universal Pl., Carlstadt, NJ 07072	Repair and Maintenance	Term Loan	Prime plus	2.75%	8/21/2029	143.4	143.4	147.7	0.04%
Auto Unique LLC	(#,^)	305 W Main St., Mayo, FL 32066	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	8/20/2044	11.6	11.6	13.0	—%
William Martinez dba Bad Ass Coffee of Hawaii	(#,^)	14101 Main St., Ste. 4101, Hesperia, CA 92345	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/20/2029	17.2	17.2	16.9	—%
Signature Rooms, Inc.	(#,^)	2066 Rte. 112, Medford, NY 11763	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	8/19/2029	124.9	124.9	131.5	0.04%
American Healthy Vending, Inc	(#,^)	5420 NW 161 St., Palmetto Lakes, FL 33014	Nonstore Retailers	Term Loan	Prime plus	2.75%	8/15/2029	78.6	78.6	78.7	0.02%
Accent Home Services LLC dba Benjamin Franklin Plumbing of Kansas City	(#,^)	7748 Troost Ave., Kansas City, MO 64131	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/15/2029	75.9	75.9	77.9	0.02%
Accelerate Educational Solutions, LLC dba Tutor My Success	(#,^)	135 Clove Branch Rd., Hopewell Junction, NY 12533	Educational Services	Term Loan	Prime plus	2.75%	8/14/2029	12.8	12.8	12.4	—%
Ranson Excavating, Inc	(#,^)	8343 Kaula Dr., Fair Oaks, CA 95628	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/13/2029	10.7	10.7	10.4	—%
Love Playing LLC	(#,^)	2200 Eastridge Loop, San Jose, CA 95122	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/9/2030	135.7	135.7	135.9	0.04%
Elixir Enterprises, LLC dba Guilford Renee's	(#,^)	637 Boston Post Rd., Guilford, CT 06437	Food and Beverage Stores	Term Loan	Prime plus	2.75%	8/8/2029	14.8	14.8	14.4	—%
Accord Law, APC	(#,^)	82555 Grass Flat Ln., Indio, CA 92203	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/2/2029	5.5	5.5	5.4	—%
Billy Auto Inc	(#,^)	632 N Broadway, Amityville, NY 11701	Repair and Maintenance	Term Loan	Prime plus	2.75%	7/31/2044	304.9	304.9	340.8	0.09%
East Coast Flight Services, Inc and Aviation Consulting Enterprise	(#,^)	27603 Pkwy. Rd., Easton, MD 21601	Air Transportation	Term Loan	Prime plus	2.75%	7/31/2029	401.3	401.3	400.3	0.11%
Genecco Produce, Inc. & Leo Genecco & Sons, Inc.	(#,^)	1850 Rochester Rd., Canadaigua, NY 14424	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	7/31/2029	586.2	586.2	601.8	0.16%
St. Francis Home Health Inc	(#,^)	5246 SW 8th St 103B, Coral Gables, FL 33134	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	7/31/2029	55.0	55.0	53.4	0.01%
La Mount Group LLC	(#,^)	3111 Princeton Rd., Hamilton, OH 45011	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/31/2029	187.0	187.0	181.7	0.05%
Gray Rock Quarry, LLC and William E Dailey III	(#,^)	54 West Milton Rd, Milton, VT 05468	Mining (except Oil and Gas)	Term Loan	Prime plus	2.75%	7/31/2044	422.9	422.9	459.7	0.12%
Canyon Lake Kids Academy, LLC	(#,^)	130 Charter Oak Dr., Canyon Lake, TX 78133	Social Assistance	Term Loan	Prime plus	2.75%	7/31/2044	92.2	92.2	104.1	0.03%
Quick and Quality Services dba Bella Roma Pasta & Pizza & Farshad Fari	(#,^)	28940 Golden Lantern, Laguna Niguel, CA 92677	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/31/2029	8.4	8.4	8.4	—%
Grad Street LLC	(#)	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Nonstore Retailers	Term Loan	Prime plus	6.5%	7/30/2029	5.6	5.6	6.0	—%
Aeromax Industries, Inc, HITM, Inc and TMCB LLC	(#,^)	9027 Canoga Ave, Canoga Park, CA 91301	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	7/30/2044	740.0	740.0	826.5	0.22%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Dant A Sandras, D.D.S. LLC	(#,^)	13373 Hwy. 3235, Larose, LA 70373	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	7/30/2029	185.7	185.7	182.8	0.05%
Micheal Birch and Tracy M. Pierce	(#,^)	E 2947 H-44, Traunik, MI 49891	Gasoline Stations	Term Loan	Prime plus	2.75%	7/29/2044	50.7	50.7	57.2	0.02%
Moore Chiropractic Center, P.A.	(#,^)	936 Roosevelt Trail Unit 1 & 2, Windham, ME 04062	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	7/26/2029	6.7	6.7	7.1	—%
Sou's LLC	(#,^)	739 NE MLK Blvd., Portland, OR 97221	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/26/2029	4.4	4.4	4.4	—%
Power Associates Inc.	(#,^)	2766 West Good CT, Boise, ID 83702	Real Estate	Term Loan	Prime plus	2.75%	7/26/2029	11.0	11.0	10.7	—%
Dan Dahlin Inc.	(#,^)	16465 MN-65, Ham Lake, MN 55304	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/26/2044	383.6	383.6	433.1	0.12%
Franklin Care Pharmacy Incorporated	(#,^)	520 N Franklintown Rd., Baltimore, MD 21223	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	7/25/2029	39.8	39.8	41.9	0.01%
700 Services Inc.dba 700 Credit Repair	(#,^)	1201 N Goliad St., Rockwall, TX 75087	Credit Intermediation and Related Activities	Term Loan	Prime plus	2.75%	7/19/2029	5.5	5.5	5.3	—%
Hardrock Alpha Enterprises, LLC	(#,^)	5101 Stine Rd., Bakersfield, CA 93313	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/19/2029	11.5	11.5	11.4	—%
Lawrence Adeyemo & Co LLC	(#)	209-34 112 Ave, Queens Village, NY 11429	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	7/19/2029	7.7	7.7	8.3	—%
Bonfire Hot Yoga LLC	(#,^)	3665 SW Hall Blvd, Beaverton, OR 97005	Educational Services	Term Loan	Prime plus	2.75%	7/18/2029	6.0	6.0	5.9	—%
JDM2 Water Station LLC	(#,^)	125 Chestnut Hill Dr., York, PA 17408	Nonstore Retailers	Term Loan	Prime plus	2.75%	7/18/2029	153.6	153.6	156.3	0.04%
Garage Floor Coating of MN.com, LLC	(#,^)	6701 West 23rd St., St. Louis Park, MN 55426	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	7/16/2044	938.6	938.6	1,052.5	0.28%
Adam Family Bowl Inc	(#,^)	1504 Chestnut St., Mishawaka, IN 46545	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/16/2044	124.8	124.8	140.9	0.04%
Bouquet Canyon Kennels	(#,^)	29973 Bouquet Canyon Rd., Santa Clarita, CA 91390	Personal and Laundry Services	Term Loan	Prime plus	2.75%	7/16/2044	282.7	282.7	315.1	0.08%
Beacon Metal Fabricators, Inc.	(#,^)	5425-D Hamilton Ave., Cleveland, OH 44114	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	7/12/2029	51.3	51.3	52.5	0.01%
Last Touch, LLC	(#,^)	1612 Jackson St., Spirit Lake, IA 51360	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	7/11/2044	95.4	95.4	107.2	0.03%
Menskha Inc	(#)	88 High St., Montclair, NJ 07042	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	7/10/2029	9.6	9.6	10.3	—%
D DeGregoria LLC dba The UPS Store 4235 Massapequa	(#,^)	4940 Merrick Rd., Massapequa Park, NY 11762	Couriers and Messengers	Term Loan	Prime plus	2.75%	7/10/2029	58.1	58.1	57.1	0.02%
Upul's Travel Service & Tours Inc	(#,^)	654 Shopping Ln., Covina, CA 91723	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/28/2044	197.6	197.6	223.0	0.06%
NJ Floats Inc	(#,^)	1 Robertson Rd, Ste. 13, Bedminster, NJ 07921	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/28/2044	171.7	171.7	193.8	0.05%
Upul's Travel Service & Tours Inc	(#,^)	654 Shoppers Ln., Covina, CA 91723	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/28/2029	232.1	232.1	237.3	0.06%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Big Picture Group LLC	(#,^)	935 N La Jolla, Los Angeles, CA 90046	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/28/2029	120.5	120.5	123.2	0.03%
5161 LLC	(#,^)	1478 E Mountain Dr., Santa Barbara, CA 93108	Nonstore Retailers	Term Loan	Prime plus	2.75%	6/28/2029	460.1	460.1	489.6	0.13%
Sundown Audio, LLC	(#,^)	514 West 21St St., Newton, NC 28658	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	6/28/2044	852.6	852.6	962.5	0.26%
Richmond Street Partners, LLC	(#,^)	200 E Chestnut St, Chicago, IL 60611	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	6/28/2029	75.2	75.2	77.1	0.02%
K & K Restaurant LLC	(#,^)	6607 S Central Ave., Phoenix, AZ 85042	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/28/2044	116.5	116.5	131.5	0.04%
Crestview Ridge Farms LLC	(#,^)	1172 Co Rd. 956, Ashland, OH 44805	Crop Production	Term Loan	Prime plus	2.75%	6/28/2044	504.8	504.8	570.0	0.15%
Good News Cafe, LLC	(#,^)	694 Main St. South, Woodbury, CT 06798	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/28/2044	234.2	234.2	264.5	0.07%
Nevada Recycling and Salvage LTD, AMCB LLC	(#,^)	1085 Telegraph St, Reno, NV 89502	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/28/2044	1,167.1	1,167.1	1,317.7	0.35%
Port Huron Ophthalmology, PLLC dba Black River Optical	(#,^)	1660 Stone St, Port Huron, MI 48060	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/28/2029	10.9	10.9	11.1	—%
Jian Yang and Kanger House LLC	(#,^)	48 Horse Hill Rd., Cedar Knolls, NJ 07927	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	6/27/2029	87.1	87.1	89.1	0.02%
Advance Transit LLC	(#,^)	574-614 Tonnelle Ave, Jersey City, NJ 07307	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	6/28/2044	742.6	742.6	838.4	0.22%
Crescent Event Productions, Inc	(#,^)	1327 Wood Branch Dr., Charlotte, NC 28273	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/27/2029	254.4	254.4	262.5	0.07%
Ailky Corporation & Wyspen	(#,^)	352 Bedford St., Lakeville, MA 02347	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	6/27/2029	35.4	35.4	36.2	0.01%
S & T Hardware Inc	(#,^)	2300 Nooseneck Hill, Coventry, RI 02816	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	6/27/2044	188.8	188.8	213.2	0.06%
Tekoa Enterpises, Inc	(#,^)	1033 Cannon Bridge Rd., Cordova, SC 29039	Truck Transportation	Term Loan	Prime plus	2.75%	6/26/2029	41.7	41.7	43.3	0.01%
Selective Automotive & Accessories Group, Inc	(#,^)	2221 Pelham Pkwy., Pelham, AL 35124	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	6/26/2029	181.0	181.0	188.5	0.05%
Lynx Inspection Technologies LLC	(#,^)	8101 Miller Rd 2, Houston, TX 77049	Support Activities for Mining	Term Loan	Prime plus	2.75%	6/26/2044	549.3	549.3	620.1	0.17%
All-City Towing LLC, Jeffrey James Piller	(#,^)	1213 W Mallory Ave., Milwaukee, WI 53221	Support Activities for Transportation	Term Loan	Prime plus	2.75%	6/26/2029	293.5	293.5	308.3	0.08%
Child Care Ventures LLC dba Childcare Adventures ELC	(#,^)	3542 Glendale Ave, Toledo, OH 43614	Social Assistance	Term Loan	Prime plus	2.75%	6/26/2044	138.2	138.2	156.0	0.04%
Paradise Towing & Recovery Inc	(#,^)	1115 S Homer Blvd., Sanford, NC 27330	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/25/2029	47.4	47.4	50.4	0.01%
Paradise Towing & Recovery Inc	(#,^)	1115 S. Horner Blvd., Sanford, NC 27330	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/25/2044	68.7	68.7	77.6	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Spartan Technology Solutions, Inc	(#,^)	125 Venture Blvd, Spartanburg, SC 29306	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/25/2044	457.7	457.7	516.7	0.14%
Professional Tire Limited Liability Company	(#,^)	6655 Country Rd. 32, Norwich, NY 13815	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/25/2044	130.7	130.7	147.6	0.04%
Vanchoc Transport Inc	(#,^)	275 52nd St., Brooklyn, NY 11220	Rental and Leasing Services	Term Loan	Prime plus	2.75%	6/25/2029	31.6	31.6	32.9	0.01%
Scissor Kids Inc	(#,^)	63 Hebron Ave., Ste. F, Glastonbury, CT 06033	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/24/2029	7.3	7.3	7.5	—%
Sweets By Karla LLC	(#,^)	3273 South John Young Pkwy., Kissimmee, FL 34746	Food Manufacturing	Term Loan	Prime plus	2.75%	6/24/2029	9.3	9.3	9.5	—%
Krsto, LLC dba Italian Butter Breadsticks	(#,^)	34683 Nova Dr, Clinton Twp, MI 48035	Food Manufacturing	Term Loan	Prime plus	2.75%	6/24/2044	178.7	178.7	201.8	0.05%
Port Diesel L.L.C.	(#)	3212 Alex Trask Dr., Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus	6.5%	6/21/2029	9.5	9.5	10.7	—%
Small Batch Creations Inc. dba The Office Bar & Grill	(#,^)	295 E WASHINGTON AVE, SUNNYVALE, CA 94086	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/21/2029	45.2	45.2	46.2	0.01%
Campuscuts LLC	(#)	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus	6.5%	6/21/2029	5.7	5.7	6.4	—%
William Rose Inc	(#,^)	1 Grace Cove Rd, New Shoreham, RI 02807	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/21/2044	82.0	82.0	92.6	0.02%
Peninsula Self Defense LLC	(#,^)	2766 Bay Rd., Redwood City, CA 94063	Educational Services	Term Loan	Prime plus	2.75%	6/21/2029	3.8	3.8	3.9	—%
Central Texas Hygiene, LLC.	(#,^)	10201 McKalla Pl., Austin, TX 78758	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/20/2029	62.7	62.7	64.1	0.02%
Zion Motors Inc	(#,^)	6949 Wall Triana Hwy, Madison, AL 35757	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	6/19/2044	56.9	56.9	64.3	0.02%
Bader Furniture Company Inc.	(#,^)	704 N Liberty St., Shamokin, PA 17872	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	6/19/2029	5.4	5.4	5.8	—%
Beck's Pub & Grill LLC	(#,^)	N6630 WI-49, Weyauwega, WI 54983	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/19/2044	65.6	65.6	74.0	0.02%
Ivesters Transportation, Inc	(#,^)	4299 South 2675 West, Roy, UT 84067	Truck Transportation	Term Loan	Prime plus	2.75%	6/11/2029	176.8	176.8	182.5	0.05%
Archer Cleaners Inc	(#)	1514 W. 33rd St., Chicago, IL 60608	Personal and Laundry Services	Term Loan	Prime plus	6.5%	6/10/2029	9.5	9.5	10.7	—%
Throop Family Holding Inc dba Klamath Basin Metals and Supply	(#,^)	7130 Crater Lake Hwy., White City, OR 97503	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/7/2029	29.0	29.0	30.1	0.01%
J&A Elliott Company	(#,^)	1118 Thornberry Dr, Clarksville, TN 37043	Nonstore Retailers	Term Loan	Prime plus	2.75%	6/7/2029	7.7	7.7	8.2	—%
Neely Motorsports, Inc dba Earl's Store #1;Earl's Performance Plumbing	(#,^)	15825-15827 Hawthorne Blve, Lawndale, CA 90260	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/7/2044	227.0	227.0	256.3	0.07%
Allison K. Chipak dba Still Photography	(#)	195 Ter. Pl., Apt. 2, Brooklyn, NY 11218	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/6/2029	9.5	9.5	10.7	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Preferred Manufacturing Services Inc	(#,^)	4261 Business Dr., Cameron Park, CA 95682	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	6/5/2029	344.9	344.9	367.1	0.10%
Evoke Growth Advisory LLC	(#,^)	2600 Brookwood Way Dr., Unit 311, Rolling Meadows, IL 60008	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/3/2029	5.4	5.4	5.6	—%
Morey Publishing LLC	(#,^)	575 Underhill Blvd, Ste. 216, Syosset, NY 11791	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/31/2029	44.9	44.9	46.0	0.01%
G.S.A.T. Restoration Inc. dba Paul Davis Restoration & Remodeling	(#,^)	1450 Oakbrook Dr, Norcross, GA 30093	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/31/2029	83.6	83.6	86.1	0.02%
Martin Inventory Management, LLC	(#,^)	304 1/2 Main St., Edgefield, SC 29824	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	5/31/2029	35.9	35.9	38.3	0.01%
V & M Transportation LLC	(#,^)	1307 27th St. Apt B, North Bergen, NJ 07047	Truck Transportation	Term Loan	Prime plus	2.75%	5/31/2029	3.4	3.4	3.5	—%
Inside & Out Maintenance LLC	(#,^)	1698 SW Pancoast St., Port St Lucie, FL 34987	Administrative and Support Services	Term Loan	Prime plus	2.75%	5/30/2029	71.9	71.9	73.6	0.02%
Aspen Welding LLC	(#,^)	28803 US-6, Rifle, CO 81650	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	5/30/2044	383.1	383.1	432.5	0.12%
AGR, Inc	(#,^)	2-255555 Kaumualii Hwy, Kalaheo, HI 96741	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/29/2044	761.7	761.7	860.0	0.23%
Brooklyn Breakfast Shop LLC	(#,^)	7707 S IH 35 Frontage Rd #730, Austin, TX 78744	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/29/2029	3.6	3.6	3.7	—%
PD Financial LLC	(#,^)	364 Parsippany Rd., Unit 7-B, Parsippany, NJ 07054	Credit Intermediation and Related Activities	Term Loan	Prime plus	2.75%	5/28/2044	33.4	33.4	37.7	0.01%
McGuckin & Pyle Inc	(#,^)	120 Corporate Ln, New Bern, NC 28562	Machinery Manufacturing	Term Loan	Prime plus	2.75%	5/23/2044	288.7	288.7	326.0	0.09%
2820 US HWY 98 N LLC dba Total Package Car Wash	(#,^)	2820 US Hwy 98 N, Lakeland, FL 33805	Repair and Maintenance	Term Loan	Prime plus	2.75%	5/23/2029	95.7	95.7	101.9	0.03%
MCM Design LLC	(#)	5926 Vinings Vintage Way, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/23/2029	7.3	7.3	8.2	—%
ES&A, INC., A LAW CORPORATION	(#,^)	1003 Bishop St., Honolulu, HI 96813	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/22/2029	80.9	80.9	82.9	0.02%
Kappa Investments LLC dba Buddy's Home Furnishings	(#,^)	365 Lowe's Dr., Ste. H, Danville, VA 24540	Rental and Leasing Services	Term Loan	Prime plus	2.75%	5/17/2029	311.9	311.9	319.2	0.09%
Covalent Holding LLC	(#,^)	18 West Chestnut St.,Unit 2F, Chicago, IL 60610	Nonstore Retailers	Term Loan	Prime plus	2.75%	5/17/2029	189.8	189.8	198.5	0.05%
BD Branson Victorian LLC dba Branson Surrey Inn	(#,^)	430 a/k/a 450 South Hwy. 165, Branson, MO 65616	Accommodation	Term Loan	Prime plus	2.75%	5/17/2029	183.6	183.6	195.4	0.05%
CJNR LLC dba Chenney Bear Cafe, Elma Lodge & Suites, Parkhurst Motel	(#,^)	208 East Main St., Elma, WA 98541	Accommodation	Term Loan	Prime plus	2.75%	5/16/2029	13.5	13.5	14.3	—%
Cut To The Chase 502 LLC	(#,^)	6903 Lakegreen Ct, Louisville, KY 40291	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/16/2029	2.4	2.4	2.5	—%
The Lobster Pot Inc	(#,^)	119 Hope St., Bristol, RI 02809	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/10/2044	347.1	347.1	391.9	0.10%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Two Pie Lovers LLC dba Pizza Outpost	(#,^)	302 E. Millitary Hwy U1122, Brackettville, TX 78832	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/10/2044	41.1	41.1	46.4	0.01%
Folklore Music Exchange LLC	(#,^)	617 Tennessee Ave, Charleston, WV 25302	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	5/6/2029	3.6	3.6	3.7	—%
NYM Solutions Inc.dba NYM Solutions, Inc	(#)	12150 SW 128th St. CT Ste. 209, Miami, FL 33186	Insurance Carriers and Related Activities	Term Loan	Prime plus	6.5%	5/6/2029	9.4	9.4	10.6	—%
Life View Prenatal Imagery, LLC	(#,^)	312 79th Ave North, Myrtle Beach, SC 29572	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/3/2029	4.3	4.3	4.5	—%
Global Enterprises LLC dba Verdi Pizza	(#,^)	3111 S Valley View Blvd., Las Vegas, NV 89102	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/3/2029	15.0	15.0	15.3	—%
EPIFAB,LLC	(#,^)	1341 Brooks St. Unit D, Ontario, CA 91762	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	5/3/2029	15.3	15.3	15.9	—%
Art Amore Studios, LLC	(#,^)	6507 Jester Blvd, Ste. #107, Austin, TX 78750	Educational Services	Term Loan	Prime plus	2.75%	5/3/2029	4.0	4.0	4.1	—%
Modern Trousseau, LLC	(#,^)	125 Bradley Rd., Woodbridge, CT 06525	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	5/1/2029	116.7	116.7	124.2	0.03%
Midlothian Hardware, Inc dba Grills True Value	(#,^)	475 West 147th St, Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	4/29/2029	28.5	28.5	30.3	0.01%
Sona USA, Inc	(#,^)	15280 NW 79th Ct Ste 109, Miami Lakes, FL 33016	Telecommunications	Term Loan	Prime plus	2.75%	4/26/2029	117.6	117.6	122.2	0.03%
Pellegrin Marine Transportation, LLC	(#,^)	117 Country Village Dr., Raceland, LA 70394	Support Activities for Transportation	Term Loan	Prime plus	2.75%	4/26/2029	108.6	108.6	112.5	0.03%
La Dolce Vita LLC.	(#,^)	196 N. Holiday Rd., Miramar Beach, FL 32550	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/25/2044	440.3	440.3	497.1	0.13%
La Dolce Vita, LLC, La Dolce Vita Watersports LLC, LDV Golf Cart	(#,^)	196 N. Holiday Rd., Miramar Beach, FL 32550	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/25/2029	356.0	356.0	369.5	0.10%
Jones Roger Sherman Inn, Inc.	(#,^)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/25/2029	108.8	108.8	115.8	0.03%
ER & DC McPherson Holdings, LLC	(#,^)	6957 W Broward Blvd., Plantation, FL 33317	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/19/2029	35.1	35.1	36.1	0.01%
All My Best Inc.	(#,^)	4320 Anthony Ct. Ste.s 1,2,3, Rocklin, CA 95677	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	4/19/2029	44.5	44.5	46.0	0.01%
Rello, Inc. dba ID Salon	(#)	8063 Jericho Turnpike, Woodbury, NY 11797	Personal and Laundry Services	Term Loan	Prime plus	6.5%	4/17/2029	4.5	4.5	5.1	—%
Expert Building Services LLC	(#,^)	74 Roosevelt St., Pequannock Township, NJ 07440	Administrative and Support Services	Term Loan	Prime plus	2.75%	4/17/2029	14.5	14.5	14.8	—%
2Choice2Friends dba 2 N 1 Salad Bar and Grill	(#)	901 W Braker Ln., Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus	6.5%	4/17/2029	9.3	9.3	10.5	—%
Pranamji Inc dba Ohara's Beverage Spot	(#,^)	2300 Levit Rd., Lorain, OH 44052	Food and Beverage Stores	Term Loan	Prime plus	2.75%	4/16/2044	44.1	44.1	49.8	0.01%
Samco Food Corp dba C-Town Supermarket	(#,^)	1761 Nostrand Ave., Brooklyn, NY 11226	Food and Beverage Stores	Term Loan	Prime plus	2.75%	4/12/2029	71.1	71.1	72.6	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

P. Moss Enterprises, LLC dba Garage Experts-Mid Atlantic	(#,^)	3563 South River Ter., Edgewater, MD 21037	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/12/2029	31.9	31.9	33.0	0.01%
Southern Gulf Construction, Inc.	(#,^)	367 Pine Island Rd., North Fort Myers, FL 33903	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/12/2029	79.2	79.2	83.5	0.02%
J.T. ONeill Company, LLC	(#,^)	19972 Willowin Farm Ln., Purceville, VA 20132	Real Estate	Term Loan	Prime plus	2.75%	4/12/2029	6.9	6.9	7.1	—%
Bill Berger LLC	(#,^)	8728 Tireman Ave, Detroit, MI 48204	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	4/12/2029	6.4	6.4	6.5	—%
Maxiflex LLC	(#,^)	512 Verret St., New Orleans, LA 70114	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	4/11/2029	44.5	44.5	47.4	0.01%
VRGE Strategies LLC	(#,^)	1155 15th St NW, Washington, DC 20005	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/10/2029	28.9	28.9	29.6	0.01%
Georgetown Milling Co, LLC	(#,^)	9001 Wentworth Springs Rd., Georgetown, CA 95634	Wood Product Manufacturing	Term Loan	Prime plus	2.75%	4/9/2029	9.1	9.1	9.4	—%
FRAJOVI Urban Air, LLC dba Urban Air Trampoline& Adventure Park	(#,^)	1256 Indian Head Rd., Toms River, NJ 08755	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	1/8/2030	442.4	442.4	474.0	0.13%
Bose and Avinder, Inc.and Carmel and Preet Inc	(#,^)	28201 Date Palm Dr., Cathedral City, CA 92234	Gasoline Stations	Term Loan	Prime plus	2.75%	4/5/2029	43.9	43.9	46.7	0.01%
Marnon Enterprise LLC	(#,^)	6713 Biscay Hbr, San Antonio, TX 78249	Administrative and Support Services	Term Loan	Prime plus	2.75%	4/5/2029	3.4	3.4	3.5	—%
Turtle Shirts, LLC	(#,^)	10241 Metro Pkwy# 108, Ft Myers, FL 33966	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	3/29/2029	40.1	40.1	41.2	0.01%
Reliable Power Group Inc. dba Batteries + bulbs Pensacola	(#,^)	6895 N. 9th Ave. Ste. B, Pensacola, FL 32504	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/29/2029	70.5	70.5	71.9	0.02%
Bright Freight Solution, LLC	(#,^)	1112 N Main St, Manteca, CA 95336	Truck Transportation	Term Loan	Prime plus	2.75%	3/29/2029	669.3	669.3	695.5	0.19%
Bhatti LLC dba Auntie Ann's & Bhatti LLC 1	(#,^)	7219 Silver Mist Ave., North Chesterfield, VA 23237	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/29/2029	116.4	116.4	118.6	0.03%
Hamsons Inc.	(#,^)	4900 Hopyard Rd., Pleasanton, CA 94588	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	3/29/2029	132.2	132.2	134.8	0.04%
Pizzaplex L3C	(#,^)	4458 West Vernor Hwy, Detroit, MI 48209	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/29/2029	31.5	31.5	32.4	0.01%
NuBe Business Group LLC	(#,^)	2140 44th St SE, Ste. 201, Grand Rapids, MI 49508	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/29/2044	38.2	38.2	43.2	0.01%
Raven's Place LLC	(#,^)	13031 S Western Ave, Blue Island, IL 60406	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/29/2044	667.9	667.9	754.0	0.20%
Bayco Enterprises, Inc	(#,^)	128 Cowesett Ave., West Warwick, RI 02893	Gasoline Stations	Term Loan	Prime plus	2.75%	3/29/2044	185.4	185.4	209.3	0.06%
Stillwater Ventures, LLC	(#,^)	8272 W. Sunset Blvd, Los Angeles, CA 90048	Nonstore Retailers	Term Loan	Prime plus	2.75%	3/29/2029	270.4	270.4	283.3	0.08%
Outtasight Careers, LLC dba Gecko Hospitality	(#,^)	109 W Fern St., Tampa, FL 33604	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/29/2029	6.5	6.5	6.6	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

J Brothers Enterprises, LLC	(#,^)	1101 NW 12TH Ave, Ava, MO 65608	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	3/29/2044	601.4	601.4	679.0	0.18%
Ren Investment Group Inc dba True Positon Manufacturing	(#,^)	40 Sandra Dr., South Windsor, CT 06074	Machinery Manufacturing	Term Loan	Prime plus	2.75%	3/29/2029	563.5	563.5	577.8	0.15%
EJ & James Transport LLC	(#,^)	3100 Drewsky Ln. Unit 108, Fort Mills, SC 29715	Truck Transportation	Term Loan	Prime plus	2.75%	3/29/2029	6.6	6.6	6.9	—%
Skaggs RV Outlet ,LLC	(#,^)	301 Commerce Dr., Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	3/28/2029	175.6	175.6	186.5	0.05%
GS Bath Inc	(#,^)	5335 E. Kaviland Ave, Fresno, CA 93725	Truck Transportation	Term Loan	Prime plus	2.75%	3/28/2029	220.4	220.4	228.9	0.06%
Custom Vinyl Products LLC	(#,^)	260 Enterprise Dr., Newport News, VA 23603	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	3/28/2044	944.5	944.5	1,066.3	0.28%
Cocomo Joe's LLC	(#,^)	3949 New Rd., Youngstown, OH 44515	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/28/2029	2.4	2.4	2.5	—%
PA Sobol Partners LLC dba Sobal	(#,^)	206 Rohrerstown Rd, Lancaster, PA 17603	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/28/2029	36.8	36.8	38.0	0.01%
Cinco Fit LLC dba Cinco Fit	(#,^)	23010 Highland Knolls Blvd, Ste G, Katy, TX 77494	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/27/2029	116.3	116.3	118.6	0.03%
Danielle Vance LPC, LLC dba Danielle Vance MA, LPC	(#,^)	1127 Auraria Pkwy., Ste. 201, Denver, CO 80204	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/27/2029	4.0	4.0	4.1	—%
DC AG, LLC dba Big B Sales	(#,^)	674 LA- 8, Sicily Island, LA 71368	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	3/27/2044	548.3	548.3	619.1	0.16%
Heritage Hills Athletics 1, LLC and Heritage Hills Athletics 1, LLC	(#,^)	2880 Carol Rd, East York, PA 17402	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/26/2044	984.4	984.4	1,111.4	0.30%
District 5 Boutique LLC	(#,^)	317 N Farview Ave, Paramus, NJ 07652	Nonstore Retailers	Term Loan	Prime plus	2.75%	3/26/2029	88.1	88.1	89.8	0.02%
Virginia Industrial Plastics, Inc.	(#,^)	2454 North East Side Hwy., Elkton, VA 22827	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	3/22/2029	209.8	209.8	222.8	0.06%
Virginia Industrial Plastics, Inc.	(#,^)	2454 N East Side Hwy.,, Elkton, VA 22827	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	3/22/2044	289.0	289.0	326.3	0.09%
Gary Krause dba Gary Krause Landscaping & Design	(#,^)	489 Hamilton Rd., Jacksonville, OR 97530	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/22/2029	4.2	4.2	4.4	—%
Dependable Lawn Care, Inc.	(#,^)	2320 138TH ST, Blue Island, IL 60406	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/21/2029	389.9	389.9	403.6	0.11%
Dependable Lawn Care, Inc.	(#,^)	2320 138th St., Blue Island, IL 60406	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/21/2044	185.0	185.0	208.9	0.06%
American Trails Transport, LLC	(#,^)	8704 Grand Ave., Billings, MT 59106	Truck Transportation	Term Loan	Prime plus	2.75%	3/21/2029	39.9	39.9	41.3	0.01%
Michigan Neurosurgical Institute, P.C.,,Optical Spine,LLC, MNI Great	(#,^)	9400 South Saginaw St., Unit 1, Grand Blanc, MI 48439	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/20/2044	270.6	270.6	305.5	0.08%
Sound Manufacturing Inc	(#,^)	1 Williams Ln., Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	3/20/2029	35.2	35.2	35.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Michigan Neurosurgical Institute P.C.	(#,^)	9400 South Saginaw St., Unit 1, Grand Blanc, MI 48439	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/20/2029	128.0	128.0	130.7	0.03%
Mega Trucking LLC and Olyimpian Industries LLC	(#,^)	5979 NW 151st St, Miami Lakes, FL 33014	Truck Transportation	Term Loan	Prime plus	2.75%	3/20/2029	281.8	281.8	294.2	0.08%
Marvellous Print & Ship LLC	(#,^)	605 W Main St, Oxford, KS 67119	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	3/19/2029	2.4	2.4	2.4	—%
Panetcarne Inc.dba Jersey Mike's Subs Greenfield	(#,^)	23077 Greenfield Rd., Southfield, MI 48075	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/15/2029	66.3	66.3	68.3	0.02%
B & W Towing LLC	(#,^)	701 Addison Rd., Painted Post, NY 14870	Support Activities for Transportation	Term Loan	Prime plus	2.75%	3/15/2029	40.5	40.5	42.8	0.01%
Vanchoc Transport Inc	(#,^)	137 3rd St, Brooklyn, NY 11231	Rental and Leasing Services	Term Loan	Prime plus	2.75%	3/15/2029	61.4	61.4	62.6	0.02%
Screening Services Group, LLC	(#,^)	8670 Wilshire Blvd, Beverly Hills, CA 90211	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	3/14/2029	209.8	209.8	215.6	0.06%
Mill Creek Early Childhood Program LLC	(#,^)	510 South Batavia Ave., Batavia, IL 60510	Social Assistance	Term Loan	Prime plus	2.75%	8/11/2029	45.1	45.1	46.2	0.01%
Wildflour Bakery & Cafe LLC	(#,^)	5137 Clareton Dr Ste. 100,110 & 120, Agoura Hills, CA 91301	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/8/2029	61.6	61.6	62.8	0.02%
D & S Village Hardware LLC dba Cedar Mountain Country Store & Samantha	(#,^)	76 Ranch Rd. a/k/a 3695 Movie Ranch Rd., Duck Creek, UT 84762	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	3/8/2044	188.0	188.0	212.3	0.06%
Alpine Remediation, Inc, T & M Holdings, LLC	(#,^)	14252 W 44th Ave Unit F, Golden, CO 80403	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/8/2029	61.7	61.7	64.3	0.02%
Precise Air Systems, Inc	(#,^)	5467 W San Fernando Rd., Los Angeles, CA 90039	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/8/2029	196.5	196.5	201.0	0.05%
Seeds of Knowledge Creative Learning Center LLC	(#,^)	15101 West McNichols Rd., Detroit, MI 48235	Social Assistance	Term Loan	Prime plus	2.75%	3/7/2044	21.0	21.0	23.7	0.01%
Doble Rentals, L.L.C , Doble Rentals 2, LLC, Doble Rentals 3, LLC	(#,^)	487 Elizabeth Lake Rd, Waterford, MI 48328	Rental and Leasing Services	Term Loan	Prime plus	2.75%	3/4/2029	110.8	110.8	113.0	0.03%
Wooter Apparel, Inc	(#,^)	727 Page Ave., Staten Island, NY 10307	Nonstore Retailers	Term Loan	Prime plus	2.75%	2/28/2029	34.9	34.9	35.8	0.01%
NY Scoops LLC dba Cool Suppliers and Breakneck Road LLC	(#,^)	20 Silver Fox Ln., Sussex, NJ 07461	Food Manufacturing	Term Loan	Prime plus	2.75%	2/28/2029	3.5	3.5	3.7	—%
Woodard Electric Services, Inc.	(#,^)	1600 Carter Cove Rd., Hayesville, NC 28904	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/28/2029	15.1	15.1	15.4	—%
Shah Medical Center SC & Heeena Shyamani	(#,^)	484 Summit St, Elgin, IL 60120	Hospitals	Term Loan	Prime plus	2.75%	2/28/2044	211.0	211.0	238.2	0.06%
Monkey Bones LLC	(#,^)	3361 Dayton Xenia Rd., Beavercreek, OH 45432	Personal and Laundry Services	Term Loan	Prime plus	2.75%	2/28/2044	17.5	17.5	19.8	0.01%
Harbor Management Company Inc dba Jamba Juice	(#,^)	5501 Josh Birmingham Pkwy Concourse A, Charlotte, NC 28208	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/22/2029	104.7	104.7	107.1	0.03%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Rob Barletta's Hockey School, Inc	(#,^)	2130 Providence Hwy., Walpole, MA 02081	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	2/19/2029	75.9	75.9	80.6	0.02%
Bowl 360 Inc.	(#,^)	98-18 Rockaway Blvd, Far Rockaway, NY 11417	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/19/2029	97.3	97.3	99.4	0.03%
Bowl 360 Inc.	(#,^)	98-18 Rockaway Blvd, Ozone Park, NY 11417	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/19/2029	113.5	113.5	118.2	0.03%
Outler Transportation Services,LLC	(#,^)	3775 Carriage Downs Ct. SW, Snellville, GA 30039	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	2/19/2029	33.3	33.3	34.1	0.01%
M & M Burgers Inc dba Checkers	(#,^)	530 Willis Ave, Bronx, NY 10455	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/15/2029	82.0	82.0	84.5	0.02%
Tony Herring & Associates, Inc	(#,^)	211 West Camellia Dr., Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	2/14/2029	10.5	10.5	11.1	—%
Gateway Veterinary Services, P.C. dba Liberty Animal Clinic	(#,^)	9212 Liberty Ave, Ozone Park, NY 11417	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/14/2044	128.8	128.8	145.5	0.04%
Par-Man, Inc. dba Rockstar Tattoo	(#,^)	450 Fremont St #109 and 113, Las Vegas, NV 89101	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	2/14/2029	43.6	43.6	44.6	0.01%
KHSE Parks, Inc.	(#,^)	600 West Charles St., Matthews, NC 28105	Personal and Laundry Services	Term Loan	Prime plus	2.75%	2/14/2029	55.8	55.8	56.9	0.02%
Shepherd Fitness, LLC dba Workout Anytime Ooltewah	(#,^)	9408 Apison Pike, Ste. 11, Ooltewah, TN 37363	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	5/8/2029	119.1	119.1	123.7	0.03%
Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 78249	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/8/2029	2.6	2.6	2.7	—%
Precedence Enterprises LLC dba Spartan Junk Removal	(#,^)	8101 Sandy Spring Rd. Ste. 250N, Laurel, MD 20707	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	2/8/2029	9.4	9.4	9.8	—%
EJGR Corp dba Brite Energy Solutions	(#,^)	87 Main St. Upper Level, Hastings-on-Hudson, NY 10706	Utilities	Term Loan	Prime plus	2.75%	2/8/2029	33.2	33.2	33.9	0.01%
Creative Counseling Nashville PLLC	(#,^)	4119 Gallatin Pike, Nashville, TN 37216	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/7/2029	0.5	0.5	0.5	—%
Hernando Beach Motel Inc.,The Purple Cow House of Pancake Inc	(#,^)	4291 Shoal Line Blvd., Hernando Beach, FL 34607	Accommodation	Term Loan	Prime plus	2.75%	2/1/2029	10.5	10.5	11.1	—%
Jesus and Son's Landscape Contractors, LLC	(#,^)	4371 Durham Ct., Denver, CO 80239	Administrative and Support Services	Term Loan	Prime plus	2.75%	2/1/2029	40.1	40.1	41.2	0.01%
Employer Resource Services LLC dba Data Pool	(#,^)	500 Research Rd, Richmond, VA 23236	Administrative and Support Services	Term Loan	Prime plus	2.75%	1/31/2029	24.9	24.9	25.4	0.01%
MYC Motors Inc	(#,^)	3808 Vegas Dr., Las Vegas, NV 89108	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	1/30/2044	69.8	69.8	78.8	0.02%
FNF LLC dba AK Wine Grotto	(#,^)	11109 Old Seward Hwy., Anchorage, AK 99515	Food and Beverage Stores	Term Loan	Prime plus	2.75%	1/22/2029	171.0	171.0	174.4	0.05%
IGWT Coffee, LLC dba PJ's Coffee of New Orleans	(#,^)	414 Union St, Nashville, TN 37219	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/18/2029	57.2	57.2	58.3	0.02%
Hilco Athletics & Graphics Inc	(#,^)	55 Green Hill St., West Warwick, RI 02816	Apparel Manufacturing	Term Loan	Prime plus	2.75%	1/16/2044	64.1	64.1	72.4	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Fluid Connections LLC dba BurgerIM	(#,^)	174 El Cerrito Plz., El Cerrito, CA 94530	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/11/2029	43.2	43.2	44.9	0.01%
HSR Tacos LLC dba California Tortilla	(#,^)	11694 Sudley Manor Dr., Manassas, VA 20109	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/11/2029	37.5	37.5	38.3	0.01%
Rashed and Shabila LLC	(#,^)	14865 Hwy. 92, Woodstock, GA 30188	Gasoline Stations	Term Loan	Prime plus	2.75%	1/4/2029	15.5	15.5	16.2	—%
The Chop House Inc.	(#,^)	191 Old Tower Hill Rd., South Kingstown, RI 02879	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/31/2043	518.8	518.8	585.7	0.16%
American Rewinding of NC Inc dba MTS	(#,^)	1825 N Rocky River Rd, Monroe, NC 28110	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	12/28/2028	331.1	331.1	341.5	0.09%
Omega Funeral and Cremation Services,LLC	(#,^)	9503 Kenwood Rd., Cincinnati, OH 45242	Personal and Laundry Services	Term Loan	Prime plus	2.75%	12/28/2043	317.4	317.4	358.4	0.10%
Superior Concepts Acquisition Corp	(#,^)	1710 Tiles Ct, Grand Haven, MI 49417	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/28/2028	88.1	88.1	90.9	0.02%
Superior Concepts Acquisition Corp	(#,^)	1710 Tiles Ct., Grand Haven, MI 49417	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/28/2043	494.5	494.5	558.3	0.15%
Galt Insurance Group of Bonita Springs, LLC & Bonita Safety	(#,^)	10911 Bonita Beach Rd SE Unit 104 A & 104B, Bonita Springs, FL 34135	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	12/28/2043	17.4	17.4	19.7	0.01%
Fave Realty Inc.	(#,^)	74 Larkfield Rd., East Northport, NY 11731	Real Estate	Term Loan	Prime plus	2.75%	12/27/2043	114.9	114.9	129.7	0.03%
Medworxs Inc.	(#,^)	6857 Timbers Dr., Evergreen, CO 80439	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/27/2028	7.2	7.2	7.3	—%
East Breeze LLC dba Historic Springdale Pub and Eatery	(#,^)	32302 East Historic Columbia River Hwy, Corbett, OR 97019	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/27/2043	119.3	119.3	134.7	0.04%
Green Valley Landscape Management Inc. dba Apopka Mower and Equipment	(#,^)	2975 W Orange Blossom Trail, Apopka, FL 32712	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/27/2043	431.8	431.8	487.5	0.13%
Reservations Unlimited LLC	(#,^)	312 W Main St., Red River, NM 87558	Real Estate	Term Loan	Prime plus	2.75%	12/26/2043	83.9	83.9	94.7	0.03%
BD Branson Victorian LLC dba Branson Victorian Inn	(#,^)	450 South Hwy. 165, Branson, MO 65616	Accommodation	Term Loan	Prime plus	2.75%	12/24/2043	463.1	463.1	522.8	0.14%
Timios Enterprises Corp dba Palm Court	(#,^)	1912 N Arlington Heights Rd., Arlington Heights, IL 60004	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/24/2043	677.9	677.9	765.4	0.20%
Sesolinc GRP, Inc.	(#,^)	806 Randy Lowery Rd., Statesboro, GA 30461	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	12/21/2028	220.7	220.7	230.5	0.06%
D.A.F.S Transport, LLC	(#,^)	207 S. Teresa St., Monahans, TX 79756	Truck Transportation	Term Loan	Prime plus	2.75%	12/21/2028	476.0	476.0	502.6	0.13%
Accel Compression Inc.,Accel Workover Services Inc dba Mica Tool &	(#,^)	4500 S Country Rd, Odessa, TX 79768	Rental and Leasing Services	Term Loan	Prime plus	2.75%	6/21/2044	162.6	162.6	183.5	0.05%
C&D Trucking & Equipment Service, Inc.	(#,^)	4015 Jennings Rd, Cleveland, OH 44109	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/21/2043	108.8	108.8	122.9	0.03%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Precision Bytes LLC dba Tower Connect	(#,^)	607 West Magnolia Ave., Fort Worth, TX 76104	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/21/2028	88.7	88.7	90.2	0.02%
Baseline Health, LLC & Baseline Health Management, LLC	(#,^)	1101 Stewart Ave Ste 104, Garden City, NY 11530	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/21/2028	81.2	81.2	83.1	0.02%
Fifth Wheel Truck Stop 001, Inc.	(#,^)	3767 South Golden State Blvd, Fresno, CA 93725	Gasoline Stations	Term Loan	Prime plus	2.75%	12/21/2028	70.8	70.8	72.0	0.02%
Burgess and Dudley, Incorporated	(#,^)	24462 NW 9th Pl., Newberry, FL 32669	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/21/2028	162.3	162.3	167.3	0.04%
Diamond Estates LLC	(#,^)	110 Ct. St Ste. 1, Cromwell, CT 06416	Construction of Buildings	Term Loan	Prime plus	2.75%	12/21/2028	51.1	51.1	52.0	0.01%
Healthy and Fresco LLC	(#,^)	1671 Belle Isle Ave. Ste. 110- Office C, Mount Pleasant, SC 29464	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/20/2029	31.7	31.7	32.7	0.01%
Alaska Motor Home Inc	(#,^)	6633 Brayton Dr., Anchorage, AK 99507	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/20/2028	218.5	218.5	227.1	0.06%
Local Liberty Inc dba The Wardsboro Country Store	(#,^)	23 Main St., Wardsboro, VT 05355	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/20/2043	144.4	144.4	163.0	0.04%
Yellow Fin Marine Services LLC, K Marine XI, LLC K Marine VIII, LLC	(#,^)	2043 Coteau Rd., Houma, LA 70364	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/20/2028	263.0	263.0	278.6	0.07%
Flashii App, Inc.	(#,^)	3031 Tisch Way, 1st Floor, San Jose, CA 95128	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/20/2028	42.8	42.8	45.3	0.01%
Roots N Shoots, LLC & Yardplus LLC	(#,^)	86 Boston Rd., Chelmsford, MA 01824	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/20/2028	37.7	37.7	38.6	0.01%
CK Green Partners, LLC dba Reis and Irvy"s Columbus	(#,^)	5898 Chandler Ct. STE B, Westerville, OH 43082	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/20/2029	139.7	139.7	145.8	0.04%
Hotel Compete, LLC	(#,^)	223 W Jackson Blvd, Chicago, IL 60606	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/20/2028	42.7	42.7	43.5	0.01%
Accent Comfort Services, LLC	(#,^)	5035 W. W.T. Harris Blvd. Ste. C, Mecklenburg, NC 28269	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/19/2028	47.0	47.0	47.9	0.01%
Sheldon T Banks and Sheldon T Banks LLC dba Serenity Funeral Chapel ll	(#,^)	G-2340 West Carpenter Rd., Flint, MI 48505	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/19/2044	397.8	397.8	449.1	0.12%
The Cromer Company	(#,^)	9800 NW 78th Ave., Hialeah Gardens, FL 33016	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	12/19/2028	373.0	373.0	379.8	0.10%
Ventures TBD LLC dba The Bottle Tree	(#,^)	102 Davis St., Belmont, NC 28012	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/14/2043	92.1	92.1	104.0	0.03%
Peanut Butter & Co., Inc.	(#,^)	119 West 57th St., Ste. 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/14/2028	171.3	171.3	174.3	0.05%
Mediterranean Tastes Inc dba Mediterranean Tastes Since 1974	(#,^)	196-15 Northern Blvd, Flushing, NY 11318	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/14/2028	10.8	10.8	11.0	—%

Alpha Landscape Contractors, Inc	(#,^)	2823 Fllintstone Rd., Millers, MD 21102	Administrative and Support Services	Term Loan	Prime plus	2.75%	1/14/2029	222.1	222.1	230.2	0.06%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Cordoba Foods LLC, Multi Logistics Network Inc, Karina Mena	(#,^)	4477 E 11th Ave., Hialeah, FL 33013	Food Manufacturing	Term Loan	Prime plus	2.75%	12/14/2028	217.2	217.2	224.2	0.06%
Alpha Omega Trucking LLC	(#,^)	14432-14452 Stateline Rd., Brookings, OR 97415	Truck Transportation	Term Loan	Prime plus	2.75%	12/14/2028	47.8	47.8	50.7	0.01%
Healthy Human, LLC	(#,^)	1007 Johnnie Dodds Blvd., Ste. 123, Mount Pleasant, SC 29464	Nonstore Retailers	Term Loan	Prime plus	2.75%	12/14/2028	85.5	85.5	86.9	0.02%
Sound Contracting LLC	(#,^)	148 Holmgren Pl., Girdwood, AK 99587	Construction of Buildings	Term Loan	Prime plus	2.75%	12/14/2028	29.4	29.4	30.6	0.01%
Sound Contracting LLC	(#,^)	148 Holmgren Pl., Girdwood, AK 99587	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	12/14/2043	183.5	183.5	207.2	0.06%
L&M Services, LLC	(#,^)	560 Main St., Milford, UT 84751	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	12/14/2043	186.0	186.0	210.0	0.06%
Fitness Orlando LLC & Fitness Orlando Oviedo, LLC	(#,^)	160 Tuskawilla Rd Ste 1214, Winter Springs, FL 32708	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/14/2028	202.1	202.1	208.1	0.06%
OC Helicopters LLC	(#,^)	19711 Campus Dr. Ste. 260, Santa Ana, CA 92707	Air Transportation	Term Loan	Prime plus	2.75%	12/13/2028	60.2	60.2	63.8	0.02%
The Miller Center for Esthetic Excellence,	(#,^)	22 Old Short Hills Rd.,, Livingston, NJ 07039	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/13/2043	339.2	339.2	382.9	0.10%
Plan B Burger LLC	(#,^)	484 Farmington Ave, Hartford, CT 06105	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/13/2029	722.9	722.9	747.8	0.20%
Ashwood Food Services, Incorporated dba Jake Rooney's	(#,^)	119 Brooks Rd, Harwich Port, MA 02646	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/12/2029	46.4	46.4	48.0	0.01%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	575 Panama Ln., Bakersfield, CA 93307	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/12/2043	111.6	111.6	126.0	0.03%
Mateo Enterprise Inc dba El Milagro Market	(#,^)	575 Panama Ln., Bakerfield, CA 93307	Food and Beverage Stores	Term Loan	Prime plus	2.75%	1/12/2029	41.2	41.2	42.0	0.01%
Ashwood Food Services Inc. dba Jake Rooney's	(#,^)	119 Brooks Rd., Harwich Port, MA 02646	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/12/2043	200.0	200.0	225.8	0.06%
Behind The Scenes Chicago, LLC dba Paramount Events	(#,^)	2744 W. Roscoe St., Chicago, IL 60618	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/12/2029	109.5	109.5	116.2	0.03%
Duck's Nuts Inc dba Pet Place Market	(#,^)	212 Bendigo Blvd. N, North Bend, WA 98045	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	1/11/2029	29.8	29.8	31.0	0.01%
TFE Resources ,LTD	(#,^)	11 Easter Ct. Ste. G, Owings Mills, MD 21117	Utilities	Term Loan	Prime plus	2.75%	1/11/2029	399.4	399.4	411.3	0.11%
Hilltop Wine Shop, Inc dba Hiltop Wine Shop	(#,^)	7505 Highland Rd., White Lake, MI 48383	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/11/2043	119.1	119.1	134.4	0.04%
EMES Supply, LLC	(#,^)	35622 Vine St., EastLake, OH 44095	General Merchandise Stores	Term Loan	Prime plus	2.75%	1/11/2029	86.0	86.0	88.3	0.02%
White Wilson & Associates LLC	(#,^)	16238 Louis Ave., South Holland, IL 60473	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/11/2043	39.5	39.5	44.6	0.01%
Team Henry, LLC dba Kelly Automotive of Deltona	(#,^)	1290 Doyle Rd, Deltona, FL 32725	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/10/2043	363.9	363.9	410.8	0.11%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

ZLM Services LLC	(#,^)	9422 Marine City Hwy, Casco, MI 48064	Administrative and Support Services	Term Loan	Prime plus	2.75%	1/10/2029	27.5	27.5	28.0	0.01%
Food Service Industry Consultants Inc.	(#,^)	1465 Kelly Johnson Blvd, Colorado Springs, CO 80920	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/7/2029	49.1	49.1	50.2	0.01%
Metro R Services Inc. and Metal & Roof Supplies Inc.	(#,^)	20 Universal Pl., Carlstadt, NJ 07072	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	1/6/2029	142.6	142.6	151.4	0.04%
CET Inc	(#,^)	4709 N El Capitan Ave. Ste. 205, Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus	2.75%	1/6/2029	780.3	780.3	806.2	0.21%
Access Staffing, LLC	(#,^)	360 Lexington Ave. 8th Floor, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus	2.75%	1/4/2029	133.5	133.5	136.1	0.04%
The Altitude Group LLC	(#,^)	949 A Clint Moore Rd., Boca Raton, FL 33487	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	1/4/2029	90.4	90.4	92.4	0.02%
York Concrete Corp	(#,^)	1 Plumb CT., Huntington Station, NY 11746	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/3/2043	173.5	173.5	195.9	0.05%
Swantown Inn and Spa, LLC	(#,^)	1431 11th Ave. SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus	2.75%	1/3/2029	9.3	9.3	9.9	—%
Water Station Holdings LLC	(#,^)	1104 N Keystone Ave., Indianapolis, IN 46201	Nonstore Retailers	Term Loan	Prime plus	2.75%	12/30/2028	448.8	448.8	470.2	0.13%
Luxury Furniture, Inc.dba Venicasa & Luxe Home Interiors	(#,^)	13762 W State Rd 84, Davie, FL 33325	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	12/30/2028	85.1	85.1	90.1	0.02%
Microplex Co, Third Market LLC	(#,^)	244 Spokane Ave, Whitefish, MT 59937	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/30/2028	112.2	112.2	114.4	0.03%
Littleton Food and Spirits LLC.	(#,^)	235 North Mosby Ave., Littleton, NC 27850	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/30/2044	416.5	416.5	470.2	0.13%
Hernando Beach Motel LLC,The Purple Cow House o APancake AInc.	(#,^)	4291 Shoal Line Blvd., Hernando Beach, FL 34607	Accommodation	Term Loan	Prime plus	2.75%	11/30/2043	209.0	209.0	235.9	0.06%
Cabrera's Auto Services LLC	(#,^)	2206 N Central Ave, Chicago, IL 60639	Repair and Maintenance	Term Loan	Prime plus	2.75%	11/30/2043	67.8	67.8	76.6	0.02%
JJB Production LLC	(#,^)	458 N 7th St., Newark, NJ 07107	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/29/2028	5.0	5.0	5.1	—%
Albert M. Quashie, DDS, PC	(#,^)	3331 Toledo Ter. Ste. 308, Hyattsville, MD 20782	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	11/29/2043	39.7	39.7	44.8	0.01%
Extreme Granite Corp	(#,^)	251 NW 1st St., Deerfield Beach, FL 33441	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/28/2043	174.2	174.2	196.7	0.05%
Level Up Gaming, Inc	(#,^)	1132 Creighton Rd., Pensacola, FL 32504	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	11/28/2043	83.6	83.6	94.4	0.03%
True Love Christian Academy LLC	(#,^)	466 E Raines Rd, Memphis, TN 38109	Social Assistance	Term Loan	Prime plus	2.75%	12/28/2043	39.0	39.0	44.0	0.01%
Sky Wonder Pyrotechnics, LLC dba Sky Wonder Fire and Safety Gear Up	(#,^)	3626 CR 203, Liverpool, TX 77577	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	11/28/2043	419.9	419.9	474.0	0.13%
Thames Aquatic Club, LLC	(#,^)	14 Iron St., Ledyard, CT 06339	Educational Services	Term Loan	Prime plus	2.75%	10/21/2029	32.5	32.5	34.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

M.A.W. Enterprises LLC dbaY-Not Pizza	(#,^)	45 E Main St., New Palestine, IN 46163	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/21/2028	15.3	15.3	15.9	—%
BEK Holdings LLC, Veseli Fine Art Galleries, LLC, Trusted.com LLC	(#,^)	12930 Worldgate Dr., Herndon, VA 20170	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/21/2028	870.1	870.1	921.6	0.25%
On Call Electrical of Georgia LLC	(#,^)	2120 Plaster Bridge Rd NE, Atlanta, GA 30324	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/20/2043	610.4	610.4	689.1	0.18%
Commonwealth Warehouse Inc	(#,^)	11013 Kenwood Rd., Cincinnati, OH 45242	Warehousing and Storage	Term Loan	Prime plus	2.75%	12/20/2028	287.8	287.8	299.6	0.08%
K & A Automotive Inc	(#,^)	2070 Nooseneck Hill Rd, Coventry, RI 02816	Gasoline Stations	Term Loan	Prime plus	2.75%	11/19/2043	113.5	113.5	128.1	0.03%
High Desert Transport, Inc.	(#,^)	2973 Via Meridiana, Henderson, NV 89012	Truck Transportation	Term Loan	Prime plus	2.75%	12/19/2028	50.7	50.7	52.2	0.01%
Cali Fit Meals	(#,^)	3450 East Orangethrope Ave., Anaheim, CA 92806	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/16/2028	42.5	42.5	43.3	0.01%
Cocomo Joe's LLC	(#,^)	3949 New Rd., Youngstown, OH 44515	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/16/2028	0.4	0.4	0.5	—%
Saunders Management LLC dba Northern Light Espresso Bar and Cafe	(#,^)	536 Spruce St, Scranton, PA 18503	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/16/2028	27.4	27.4	29.0	0.01%
Schafer Fisheries Inc.	(#,^)	21985 Waller Rd, Fulton, IL 61252	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	11/14/2028	40.3	40.3	42.7	0.01%
US Dedicated LLC	(#,^)	13410 SE 26th Cir., Vancouver, WA 98683	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/9/2028	319.7	319.7	326.9	0.09%
Salon Femi LLC	(#,^)	1107 Broad St., Bloomfield, NJ 07003	Personal and Laundry Services	Term Loan	Prime plus	2.75%	12/9/2028	5.1	5.1	5.3	—%
McNeill Stokes	(#,^)	5372 Whitehall Pl SE, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/8/2028	4.6	4.6	4.7	—%
Vancole Investments, Inc. dba Smoothie King #913	(#,^)	876 Virginia Ave., Hapeville, GA 30354	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/7/2044	389.2	389.2	439.4	0.12%
Peter Thomas Roth Labs LLC and June Jacobs Labs, LLC	(#,^)	400 Park Ave., Floor 14, New York, NY 10022	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/1/2028	221.0	221.0	224.8	0.06%
Modutech Marine Inc	(#,^)	2218 Marine View Dr., Tacoma, WA 98422	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	12/1/2028	255.6	255.6	270.8	0.07%
Steele Security, LLC dba Signal 88 Security of San Antonio	(#,^)	11230 West Ave., Ste. 2210, San Antonio, TX 78213	Administrative and Support Services	Term Loan	Prime plus	2.75%	10/31/2028	73.2	73.2	74.8	0.02%
Abington Caregivers, LLC	(#,^)	7804 Montgomery Ave Unit 3-6, Elkins Park, PA 19027	Social Assistance	Term Loan	Prime plus	2.75%	11/30/2043	116.9	116.9	132.0	0.04%
UK, LLC dba Pita Pit	(#,^)	20038 West Valley HWY, Kent, WA 98032	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/30/2029	29.0	29.0	30.0	0.01%
C.A.T.I. Armor, LLC	(#,^)	435 Packard Hwy, Charlotte, MI 48813	Apparel Manufacturing	Term Loan	Prime plus	2.75%	10/30/2043	195.2	195.2	220.4	0.06%
Organic Juice Bar Wexford LLC dba The OJB "The Organic Juice Bar"	(#,^)	1500 Village Run Rd., Wexford, PA 15090	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/30/2029	55.9	55.9	57.4	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Ohio Gold & Pawn LLC, Our New Building LLC and Corey Fischer	(#,^)	3970 Everhard Rd., NW, Canton, OH 44709	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	10/26/2028	98.2	98.2	104.0	0.03%
The Face Place, LLC dba Classic Aesthetics	(#,^)	4268 Cahaba Heights CT Ste. 115, Vestavia, AL 35243	Personal and Laundry Services	Term Loan	Prime plus	2.75%	10/25/2028	6.7	6.7	6.9	—%
Bellas Sports Pub, Inc dba Brewmasters Tavern	(#,^)	1152 Main St., Coventry, RI 02816	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/24/2043	64.3	64.3	72.6	0.02%
Shovels and Whiskey LLC	(#,^)	446 SE Washington St, Hillsboro, OR 97123	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	10/16/2043	71.0	71.0	80.2	0.02%
Cater To You Agency, LLC, dba Cater To You	(#,^)	1319 Sherrick Rd. SE, Canton, OH 44707	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	10/11/2043	20.5	20.5	23.2	0.01%
MB Click It Photography, LLC	(#,^)	100 Manchester Ranch Pl., Aynor, SC 29511	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/10/2043	35.5	35.5	40.1	0.01%
Apps Inc and Market Share Inc.	(#,^)	80 Main St., Old Saybrook, CT 06475	Telecommunications	Term Loan	Prime plus	2.75%	10/5/2028	69.9	69.9	71.1	0.02%
Moore Care LLC	(#,^)	8550 United Plz. Blvd., Baton Rouge, LA 79809	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	10/4/2028	34.8	34.8	35.4	0.01%
Throop Family Holdings, Inc	(#,^)	7130 Crater Lake, White City, OR 97603	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	9/28/2043	595.0	595.0	671.7	0.18%
La Venezia Corporation dba La Venezia Ballroom & Robertos Lounge	(#,^)	4646 SE 11th Pl., Cape Coral, FL 33904	Food and Beverage Stores	Term Loan	Prime plus	2.75%	9/28/2043	306.4	306.4	345.9	0.09%
A-1 Van Sevices, Inc.	(#,^)	154 Sandy Creek Rd., Verona, PA 15147	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	9/28/2028	70.2	70.2	73.8	0.02%
SwabCo Inc.	(#,^)	2341 East Ellis St., Leveland, TX 79336	Support Activities for Mining	Term Loan	Prime plus	2.75%	9/28/2043	896.7	896.7	1,012.4	0.27%
Burd Brothers Inc.	(#,^)	4005 Borman Dr., Batavia, OH 45103	Truck Transportation	Term Loan	Prime plus	2.75%	9/28/2028	324.7	324.7	340.1	0.09%
Rami Technology USA, LLC	(#,^)	10400 NW 33rd St., Miami, FL 33172	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	9/28/2028	119.2	119.2	121.3	0.03%
Quality Electric & Data	(#,^)	85 Franklin Rd Unit 9B, Dover, NJ 07801	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/27/2028	65.7	65.7	68.7	0.02%
LG Law Center, Inc	(#,^)	15452 Amar Rd., La Puente, CA 91744	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/27/2028	9.9	9.9	10.2	—%
Quality Electric & Data Inc.	(#,^)	85 Franklin RD Unit 9B, Dover, NJ 07801	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/27/2043	119.9	119.9	135.3	0.04%
TFR Transit Inc, The Free Ride Inc, South Florida Free Ride Inc.	(#,^)	777 South Flagler Dr. Ste. 800W, West Palm Beach, FL 33401	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	9/27/2028	82.6	82.6	85.8	0.02%
Dentistry By Design, P.C	(#,^)	315 Walt Whitman Rd. Ste. 204-205, South Huntington, NY 11746	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/26/2028	9.9	9.9	10.1	—%
LTS School, Inc.	(#,^)	3731 NW 9th Ave., Deerfield Beach, FL 33064	Educational Services	Term Loan	Prime plus	2.75%	9/26/2043	93.5	93.5	105.6	0.03%
Above and Beyond Preschool LLC	(#,^)	672-678 Camellia Dr., Royal Palm Beach, FL 33411	Social Assistance	Term Loan	Prime plus	2.75%	9/26/2043	511.0	511.0	576.9	0.15%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Bhatti LLC, Bhatti 3 LLC, dba Auntie Annes	(#,^)	7219 Silver Mist Ave, North Chesterfield, VA 23237	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/25/2028	82.6	82.6	84.8	0.02%
Phillip Ramos Upholstery Inc.	(#,^)	3835 Elm St., Denver, CO 80207	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/24/2028	10.2	10.2	10.4	—%
Southern Services and Equipment, Inc	(#,^)	321 Bayou Rd, Saint Bernard, LA 70085	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/21/2028	288.4	288.4	300.7	0.08%
Southern Services and Equipment, Inc.	(#,^)	321 Bayou Rd, Saint Bernard, LA 70085	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/21/2043	197.4	197.4	222.8	0.06%
MillClem Corporation & Monticello Corporation	(#,^)	16660 Oak St., Dillwyn, VA 22936	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	9/21/2043	306.1	306.1	345.6	0.09%
DC Lofty, LLC,	(#,^)	301 I St. NW, Washington, DC 20001	Accommodation	Term Loan	Prime plus	2.75%	9/21/2028	14.9	14.9	15.1	—%
Watearth Inc	(#,^)	445 South Figuerora Ste. 3128, Los Angeles, CA 90071	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/19/2028	14.9	14.9	15.1	—%
Dash Point Distributing LLC, Dash Point Logistics LLC and Sara Consal	(#,^)	35000 Pacific Hwy., Federal Way, WA 98003	Truck Transportation	Term Loan	Prime plus	2.75%	9/19/2028	378.3	378.3	384.0	0.10%
Super Station Inc	(#,^)	8855 N Country Rd. 25A, Pique, OH 45356	Gasoline Stations	Term Loan	Prime plus	2.75%	9/19/2043	194.0	194.0	219.0	0.06%
M&P RV LLC dba M&P RV	(#,^)	10 Century Ln., Dillsburg, PA 17019	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	9/19/2043	97.8	97.8	110.5	0.03%
E & G Enterprises LLC dba Comfort Keepers	(#,^)	220 Middle St., Franklin, VA 23851	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/18/2028	4.0	4.0	4.0	—%
DB Talak LLC	(#,^)	2018 SE 6th Ave., Portland, OR 97214	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/18/2043	146.6	146.6	165.5	0.04%
Pastel de Feira LLC dba Original Pastel De Feira	(#,^)	4244 Pine Ridge CT, Weston, FL 33331	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/17/2028	4.0	4.0	4.2	—%
Glendale Grill Inc, Roddy Cameron, Jr & John K Symasko	(#,^)	65 Glendale St., Easthampton, MA 01027	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/17/2043	161.6	161.6	182.4	0.05%
Culmination Motorsports, Inc.	(#,^)	160 W 91st Ave., Unit B, Anchorage, AK 99515	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/17/2043	517.4	517.4	584.1	0.16%
L&M Equipment, Inc	(#,^)	Mile 2.5 Alaska Peninsula Hwy., Naknek, AK 99633	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/14/2043	1,154.3	1,154.3	1,303.2	0.35%
J & C Garcia LLC	(#,^)	26 Broad St., Alexander City, AL 35010	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/14/2028	48.9	48.9	50.0	0.01%
Innovim LLC	(#,^)	6401 Golden Triangle Dr. Ste. 200, Greenbelt, MD 20770	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/14/2028	72.6	72.6	73.7	0.02%
QBS, LLC dba Sterling Optical Exton	(#,^)	211 W Lincoln Hwy, Exton, PA 19341	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/14/2028	53.7	53.7	54.6	0.01%
Baby's on Broadway LLC	(#,^)	47 East Broadway, Little Falls, MN 56345	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	9/14/2028	33.0	33.0	34.3	0.01%
Underground Productions LLC dba 31 Escape	(#,^)	1731 Decatur Hwy, Fultandale, AL 35068	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/13/2043	91.2	91.2	103.0	0.03%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Innovative Network Solutions Inc	(#,^)	31567 West 10 Mile Rd., Farmington Hills, MI 48336	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/13/2028	82.8	82.8	84.8	0.02%
Rancho Paving, Inc	(#,^)	339 Cypress Ln., El Cajon, CA 92020	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/10/2028	137.9	137.9	145.1	0.04%
Pool Guard of LA	(#,^)	10866 Washington Blvd, Apt. #24, Culver City, CA 90232	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/7/2028	14.8	14.8	15.1	—%
Pelican Executives Suites, LLC	(#,^)	2200 Colorado Ave. Sutie 131, Santa Monica, CA 90404	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/7/2028	253.9	253.9	257.6	0.07%
MurlinComputerCompany LLC dba Murlin Computer	(#,^)	1014 Thompson Blvd Ste. 38B, Sedalia, MO 65301	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/7/2028	10.3	10.3	10.5	—%
Asheville Spine and Nerve Institute PC	(#,^)	190 Broadway St Ste 205, Asheville, NC 28801	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/7/2043	82.2	82.2	92.8	0.02%
Living Centers Inc. dba Veranda House Senior Living	(#,^)	5129 E 5th St, Katy, TX 77493	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	8/31/2043	389.5	389.5	439.8	0.12%
XL Soccer World Orlando. LLC, XL Soccer World Saco LLC, XL Sports World	(#,^)	825 Ct.land St., Orlando, FL 32804	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	8/30/2043	414.8	414.8	468.3	0.12%
Extreme Engineering, Inc.	(#,^)	598 Oliver Dr, Troy, MI 48084	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/29/2028	81.6	81.6	83.0	0.02%
ARVAmethod LLC	(#,^)	516 N Ogden Ave. # 150, Chicago, IL 60642	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/29/2028	1.6	1.6	1.6	—%
Greenfield Hill Wines & Spirits, LLC	(#,^)	65 Hillside Rd., Fairfield, CT 06824	Food and Beverage Stores	Term Loan	Prime plus	2.75%	8/29/2028	60.1	60.1	61.2	0.02%
Kotyark LLC dba Gibsonton Motel	(#,^)	11545 US Hwy. 41S, Gibsonton, FL 33534	Accommodation	Term Loan	Prime plus	2.75%	8/29/2043	76.1	76.1	85.9	0.02%
Graphish Studio, Inc.	(#,^)	231 Main St., Stamford, CT 06901	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/28/2028	4.9	4.9	5.0	—%
Atlas Geo-Constructors LLC	(#,^)	3466 Thomasville Rd. Winston, Winston-Salem, NC 27107	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/24/2028	52.8	52.8	55.7	0.01%
Wearware Inc dba FlyWire Cameras	(#,^)	2204 Blackmoor Park Ln., Lexington, KY 40509	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	8/24/2028	14.7	14.7	15.0	—%
Montana Life Group, LLC	(#,^)	423 W. Spring Creek Dr., Bozeman, MT 59715	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	8/24/2028	4.9	4.9	5.0	—%
Finn & Emma LLC	(#,^)	1275 Bloomfield Ave. Building 5 Unit 28B, Fairfield, NJ 07004	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	8/24/2028	83.4	83.4	84.6	0.02%
Zash LLC dba Papa Murphy's take 'N' Bake Pizza	(#,^)	2303 White Bear Ave, Maplewood, MN 55025	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/23/2028	27.6	27.6	28.5	0.01%
Buffalo Biodiesel Inc.	(#,^)	225 Sawyer Ave., Tonawanda, NY 14150	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	8/21/2028	874.3	874.3	922.2	0.25%
GeoTek Alaska, Inc	(#,^)	2756 Commercial Dr., Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/17/2044	117.6	117.6	132.8	0.04%
ATI Jet, Inc.	(#,^)	7007 Boeing Dr., El Paso, TX 79925	Air Transportation	Term Loan	Prime plus	2.75%	8/16/2028	130.7	130.7	136.9	0.04%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Lewins Law, P.C.	(#,^)	7920 Belt Line Rd Ste. 650, Dallas, TX 75254	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/16/2028	11.7	11.7	11.9	—%
GS Bath Inc	(#,^)	5335 E Kaviland Ave., Fresno, CA 93725	Truck Transportation	Term Loan	Prime plus	2.75%	8/15/2028	322.4	322.4	340.7	0.09%
Pamletics LLC dba F45	(#,^)	22015 IH 10 West, San Antonio, TX 78257	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	11/14/2028	28.9	28.9	29.9	0.01%
David D. Sullivan dba DMS Construction	(#,^)	6400 Charwood Pl., Bakersfield, CA 93306	Specialty Trade Contractors	Term Loan	Fixed	6%	8/9/2028	8.6	8.6	8.2	—%
Crystal Shores Inc. dba Shorewood Laundromat	(#,^)	700 West Jefferson St., Shorewood, IL 60404	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/9/2028	14.6	14.6	15.0	—%
Palanuk & Associates, Inc.dba Wolfpk	(#,^)	28110 SE Fern Dr., Boring, OR 97009	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/8/2028	66.8	66.8	68.0	0.02%
CJNR, LLC	(#,^)	208 East Main St., Elma, WA 98541	Accommodation	Term Loan	Prime plus	2.75%	8/7/2043	112.2	112.2	126.7	0.03%
Mercedes Cab Company, Inc	(#,^)	35 Alden St., Province Town, MA 02657	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	8/7/2028	78.7	78.7	80.8	0.02%
Alma Jacobsen,ODD Family Eye Care & Contact Lens LLC	(#,^)	1700 Nottingham Way Ste 12A, Hamilton, NJ 08619	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	8/3/2028	39.2	39.2	40.0	0.01%
20th Century Lanes, Inc dba West Seattle Bowl	(#,^)	4505 39 Ave. SW, Seattle, WA 98116	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	8/3/2028	76.5	76.5	80.5	0.02%
Ron's Pool and Spa Services LLC	(#,^)	1419 NE 30th St., Pompano, FL 33064	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/3/2028	2.4	2.4	2.5	—%
Millwork Unlimited, Incorporated	(#,^)	8264 Pine Cay Rd., Wellington, FL 33414	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus	2.75%	8/2/2028	4.9	4.9	5.0	—%
Accel Compression Inc., Accel Workover Services Inc. dba Mica Tool	(#,^)	4500 S. Country Rd. 1310, Odessa, TX 79765	Rental and Leasing Services	Term Loan	Prime plus	2.75%	8/1/2028	314.5	314.5	329.8	0.09%
Accel Compression Inc., Accel Workover Services, Inc	(#,^)	4500 S Country Rd., Odessa, TX 79765	Rental and Leasing Services	Term Loan	Prime plus	2.75%	8/1/2043	281.7	281.7	318.0	0.08%
Samy Optical LLC dba Site for Sore Eyes	(#,^)	1350 Travis Blvd Ste. 1507A, Fairfield, CA 94533	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/1/2028	12.8	12.8	13.0	—%
CSL Services Inc	(#,^)	7905 Browning Rd, Ste.312,314,316, Pennsauken, NJ 08109	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/27/2028	353.3	353.3	365.9	0.10%
Nunez Enterprises Corporation dba La Casa	(#,^)	3330 Piedmont Rd. NE, Atlanta, GA 30305	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	7/26/2028	3.9	3.9	3.9	—%
Relevant Elephant ,LLC	(#,^)	ON320 Woodvale St, Winfield, IL 60190	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/25/2028	3.5	3.5	3.6	—%
TR Nails, LLC dba Simple Nails	(#,^)	158 Great Rd., Bedford, MA 01730	Personal and Laundry Services	Term Loan	Prime plus	2.75%	7/20/2028	40.8	40.8	41.4	0.01%
674 Club LLC	(#,^)	674 N Orleans, Chicago, IL 60654	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/17/2043	251.0	251.0	283.4	0.08%
ZA Trucking LLC	(#,^)	5945 York Way, East Lansing, MI 48823	Truck Transportation	Term Loan	Prime plus	2.75%	7/17/2028	3.4	3.4	3.6	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Mother's Cantina LLC dba Mother's Cantina	(#,^)	2810 Philadephia Ave. Unit #10, Ocean City, MD 21842	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/13/2028	44.4	44.4	45.3	0.01%
HQTRONICS LLC	(#,^)	10135 South Roberts Rd Ste. 209, Palos Hills, IL 60465	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	7/13/2028	40.3	40.3	40.9	0.01%
Smart-tel Communications LLC	(#,^)	9720 W. Colfax Ave. Ste. 100, Lakewood, CO 80215	Administrative and Support Services	Term Loan	Prime plus	2.75%	7/13/2028	13.6	13.6	14.3	—%
Vital Inspection Professionals, Inc. dba VIP	(#,^)	180 Airpark Industrial Rd, Alabaster, AL 35007	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/3/2028	200.8	200.8	210.5	0.06%
US Cargo Express, LLC	(#,^)	4735 22 Mile Rd., Utica, MI 48317	Support Activities for Transportation	Term Loan	Prime plus	2.75%	7/2/2043	77.7	77.7	87.7	0.02%
Bio-Haz Solutions, Inc.	(#,^)	23 Tonoli Rd., Nesquehoning, PA 18240	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	5/29/2044	343.6	343.6	387.9	0.10%
Bio-Haz Solutions, Inc	(#,^)	23 Tonolli Rd., Nesquehoning, PA 18240	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	3/29/2029	174.7	174.7	186.8	0.05%
Critter Cabana, LLC dba Critter Cabana	(#,^)	516 East Main St., Newberg, OR 97132	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	6/28/2028	42.9	42.9	44.8	0.01%
Corptek Solutions LLC	(#,^)	2363 N. Hwy. # 287 Ste # 111, Mansfield, TX 76063	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/28/2028	30.3	30.3	31.6	0.01%
Nick's Country Kitchen, LLC	(#,^)	3 Flanders RD, Building #1, Bethlehem, CT 06751	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/27/2028	14.3	14.3	15.0	—%
National Dredging Services of North Florida, Inc.	(#,^)	1537 Northwest Main Blvd., Lake City, FL 32055	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/27/2043	25.1	25.1	28.4	0.01%
National Dredging Services of North Florida, Inc.	(#,^)	1537 Northwest Main Blvd., Lake City, FL 32055	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/27/2028	34.0	34.0	36.1	0.01%
Bengals, Inc. dba Royal Liquor Mart	(#,^)	3714 E State St., Rockford, IL 61108	Food and Beverage Stores	Term Loan	Prime plus	2.75%	6/26/2043	97.6	97.6	110.2	0.03%
Peter Thomas Roth Labs LLC, & June Jacobs Labs, LLC,	(#,^)	400 Park Ave., Floor 14, New York, NY 10022	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	6/26/2028	589.8	589.8	618.0	0.16%
DPF Filters Inc.	(#,^)	2832 Golden State Blvd., Madera, CA 93637	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/25/2028	43.2	43.2	45.3	0.01%
Martha Beauty Supply And Braiding, Inc.	(#,^)	538 E Boughton Rd., Bolingbrook, IL 60440	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/22/2043	127.9	127.9	144.4	0.04%
The Desert House Assisted Living ,LLC dba The Desert House Assisted	(#,^)	11055 E Grove St, Mesa, AZ 85208	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	6/22/2043	72.3	72.3	81.6	0.02%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	300 Harold Dow Hwy., Eliot, ME 03903	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	6/21/2028	90.9	90.9	96.3	0.03%
York Woods Tree Service, LLC dba York Woods Tree and Products, LLC	(#,^)	300 Harold Dow Hwy., Elliot, ME 03903	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	6/21/2043	223.7	223.7	252.5	0.07%
Colovic Hackettstown Dairy LLC	(#,^)	22 Rte. 57, Hackettstown, NJ 07840	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/19/2043	253.3	253.3	285.9	0.08%
Mid America Motorworks, Inc and Yager Holdings L.P	(#,^)	2900 North 3rd St., Effingham, IL 62401	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/19/2043	262.1	262.1	295.9	0.08%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Jones Roger Sherman Inn, Inc.	(#,^)	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/19/2028	302.2	302.2	321.0	0.09%
Schumacker Recreation, LLC	(#,^)	5325 S University Dr., Davie, FL 33328	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/18/2028	95.4	95.4	101.3	0.03%
Allen Theatre and Back Stage Cafe LLC	(#,^)	36 East. Main St., Annville, PA 17003	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	6/18/2043	115.7	115.7	130.7	0.03%
Oil Palace Inc.	(#,^)	10408 Hwy. 64 East, Tyler, TX 75707	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	9/15/2043	133.7	133.7	151.0	0.04%
Dianne Williams and Louis Williams dba Sweetlips Store	(#,^)	3870 Sweet Lips Rd, Henderson, TN 38340	Food and Beverage Stores	Term Loan	Prime plus	2.75%	6/15/2043	42.5	42.5	48.0	0.01%
Venzix Ventures Inc. dba Venzix	(#,^)	750 Legend Oak Dr., Fountain, CO 80817	Nonstore Retailers	Term Loan	Prime plus	2.75%	6/15/2028	5.7	5.7	6.0	—%
Softrol Systems Inc dba Softrol Systems	(#,^)	1100 Northpoint Pkwy SE, Acworth, GA 30102	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	6/15/2028	562.1	562.1	587.7	0.16%
Tele Tax Express Inc	(#,^)	166 Getty Ave, Paterson, NJ 07503	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/14/2028	14.3	14.3	15.2	—%
E & J Sims Co. LLC	(#,^)	28 Broad St., Bloomfield, NJ 07003	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/14/2028	31.9	31.9	33.4	0.01%
Team Sandy Blanton Realty, Inc	(#,^)	1225 West Gregory St, Pensacola, FL 32502	Real Estate	Term Loan	Prime plus	2.75%	6/14/2043	89.5	89.5	101.1	0.03%
Mastiff Studios LLC	(#,^)	2919 West Colorado Ave., Colorado Springs, CO 80904	Educational Services	Term Loan	Prime plus	2.75%	6/13/2043	39.3	39.3	44.3	0.01%
Beyond Grooming LLC and Michelle McWatters	(#,^)	1200 Old Martindale Rd, San Marcos, TX 78666	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	6/8/2043	39.5	39.5	44.6	0.01%
Icebox Cafe, L.C. and Icebox Cafe at Doral,LLC	(#,^)	1855 Purdy Ave., Miami Beach, FL 33139	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/8/2028	553.1	553.1	578.6	0.15%
Camp K-9 Pet Resort & Spa, Inc.	(#,^)	18501 Le Claire Ave., Tinley Park, IL 60478	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/8/2028	5.2	5.2	5.4	—%
Anurag, LLC dba Oakwood Package Store	(#,^)	191-195 Oakwood Ave., West Hartford, CT 06107	Food and Beverage Stores	Term Loan	Fixed	6%	6/6/2043	125.9	125.9	123.7	0.03%
Hardway Inc and A F C Leasing, Inc	(#,^)	12533 S. 73rd East Pl., Bixby, OK 74008	Rental and Leasing Services	Term Loan	Prime plus	2.75%	6/6/2028	204.9	204.9	213.8	0.06%
Sowells Consulting Engineers, LLC	(#,^)	13430 Northwest Freeway #260, Houston, TX 77040	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/6/2028	14.3	14.3	14.9	—%
Funtime ,LLC dba Indoor Playgrounds International	(#,^)	13200 West Foxfire Dr. Ste. 144, Surprise, AZ 85378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/5/2028	206.2	206.2	215.1	0.06%
Mastrocinque Restaurant Management Company LLC dba Santionii's	(#,^)	3535 Hwy. 17 Unit 14 &15, Fleming Island, FL 32003	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/1/2028	39.9	39.9	42.4	0.01%
Awan Business Management Group LLC, Awan Sign Company lLLC &Awan	(#,^)	14429 South Wallin Dr., Plainfield, IL 60544	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/31/2043	253.1	253.1	285.8	0.08%
Crowley Ventures, LLC	(#,^)	665 Worthington Rd, Westerville, OH 43082	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/29/2028	47.0	47.0	49.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Broadalbin Properties LLC dba Broadalbin Hotel & 1854 Pub & Eatery	(#,^)	59 West Main St, Broadalbin, NY 12025	Accommodation	Term Loan	Prime plus	2.75%	10/25/2043	187.2	187.2	211.4	0.06%
Ocean Breeze Holdings, LLC, Ocean Beach Resort LLC & Ocean Breeze	(#,^)	3 Williams Ave., Mystic, CT 06355	Accommodation	Term Loan	Prime plus	2.75%	5/25/2043	1,245.1	1,242.6	1,405.7	0.37%
Starship, LLC dba Tint World Smyrna	(#,^)	2274 S Atlanta Rd. SE, Smyrna, GA 30080	Repair and Maintenance	Term Loan	Prime plus	2.75%	5/25/2043	90.4	90.4	102.0	0.03%
Dream Spa LLC and Dream Spa Greenwich LLC	(#,^)	1220 Post Rd. East, Westport, CT 06880	Personal and Laundry Services	Term Loan	Prime plus	2.75%	5/25/2028	70.4	70.4	73.6	0.02%
DMA Equipment LLC	(#,^)	700 Lee St., Elk Grove Village, IL 60007	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	5/24/2043	249.6	249.6	281.8	0.08%
Chem-Flotronics, Inc.	(#,^)	195 Paterson Ave., Little Falls, NJ 07424	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	5/22/2028	63.0	63.0	65.9	0.02%
Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 78550	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	5/16/2028	94.1	94.1	99.0	0.03%
Joshua One Limited Liability Company dba Genesis Personal Fitness	(#,^)	28 North State St. Unit 100, Newtown, PA 18940	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	5/16/2043	294.4	294.4	332.3	0.09%
Fireplace Outlet Inc	(#,^)	8216 Main St., Williamsville, NY 14221	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	5/15/2028	11.4	11.4	12.2	—%
Circle and Square, Inc dba Stamford Kumon	(#,^)	50 Forest St. Ste. 902, Stamford, CT 06901	Educational Services	Term Loan	Prime plus	2.75%	5/11/2028	28.9	28.9	30.1	0.01%
Daniel Woodward, DC PLLC dba Doc's Body Shop	(#,^)	3084 N Goliad St., Ste. 114, Rockwall, TX 75087	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/11/2028	21.3	21.3	22.3	0.01%
Baby Gentry's Childcare & Learning Academy	(#,^)	4203 Shenandoah Dr., Dayton, OH 45417	Social Assistance	Term Loan	Prime plus	2.75%	5/10/2028	7.1	7.1	7.4	—%
Buy Gitomer Inc., Gitgo LLC.,GitGo Archives, LLC, and Jeffrey Gitomer	(#,^)	310 Arlington Ave. Unit 329, Charlotte, NC 28203	Educational Services	Term Loan	Prime plus	2.75%	5/9/2043	670.9	670.9	757.5	0.20%
Container Shipping, LLC	(#,^)	533 Nova Rd Ste. 213B, Ormond Beach, FL 32174	Support Activities for Transportation	Term Loan	Prime plus	2.75%	5/4/2028	31.5	31.5	32.8	0.01%
Wilbur Standford Jr Trucking and Excavating, LLC	(#,^)	7505 North Chases Lake Rd., Watson, NY 13343	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/3/2028	151.2	151.2	160.4	0.04%
Olmsted LLC and 626 Van LLC dba Maison Yaki	(#,^)	659 Vanderbilt Ave., Brooklyn, NY 11238	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/1/2029	161.6	161.6	170.5	0.05%
Corona Dance, LLC dba Huracan Dance Studio	(#,^)	480 West Main St., Stamford, CT 06902	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	4/30/2028	7.3	7.3	7.6	—%
Saltamontes Tire Company, LLC	(#,^)	1955 Boston Ave., Brodgeport, CT 06604	Repair and Maintenance	Term Loan	Prime plus	2.75%	4/30/2043	93.8	93.8	105.9	0.03%
Metropolitan Solutions Inc.	(#,^)	1420 Chestnut St., Portsmouth, VA 23704	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/30/2043	162.3	162.3	183.2	0.05%
Brenden Kehren Development LLC	(#,^)	14689 Gemara Rd., Sparta, WI 54656	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/30/2028	1.9	1.9	1.9	—%
Kastoria Inc. dba Bantam Pizza	(#,^)	768 Bantam Rd., Bantam, CT 06750	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/27/2028	9.3	9.3	9.7	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Rory James Contracting LLC	(#,^)	33 Bennett Pl., Amityville, NY 11701	Construction of Buildings	Term Loan	Prime plus	2.75%	4/27/2028	10.3	10.3	10.8	—%
Little Angels Daycare and Learning Center LLC	(#,^)	4551 Summit Blvd., West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus	2.75%	4/27/2043	147.1	147.1	166.1	0.04%
K&S Hardware LLC	(#,^)	1865 W Wayzata Blvd, Long Lake, MN 55356	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	4/26/2028	14.0	14.0	14.6	—%
Pledge 4 Hope LLC	(#,^)	53 Bayberry Loop South, Purvis, MS 39475	Data Processing, Hosting, and Related Services	Term Loan	Prime plus	2.75%	4/26/2028	8.7	8.7	9.1	—%
LMH Optics LLC dba Sterling Optical	(#,^)	1272 Smallwood Dr West, Waldorf, MD 20603	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	4/26/2028	31.1	31.1	32.4	0.01%
Joe & Sons Service, Inc	(#,^)	855 Atwood Ave, Cranston, RI 02920	Repair and Maintenance	Term Loan	Prime plus	2.75%	4/24/2028	64.3	64.3	68.3	0.02%
Spitnale's Garage LLC	(#,^)	3761 Mahoning Ave, Youngstown, OH 44515	Repair and Maintenance	Term Loan	Prime plus	2.75%	4/20/2043	55.2	55.2	62.4	0.02%
A New Dawn Psychotherapy Associates, LLC	(#,^)	308 E Broad St, Bethlehem, PA 18018	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	4/18/2043	80.1	80.1	90.4	0.02%
Rosemarie Products Company LLC	(#,^)	5400 Crooked Tree Dr., Mason, OH 45040	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	4/18/2028	9.3	9.3	9.7	—%
Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AR 71701	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/17/2028	24.6	24.6	26.0	0.01%
Southern HVAC LLC	(#,^)	119 Ouachita 212, Camden, AZ 71701	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/17/2043	20.6	20.6	23.3	0.01%
Southern Oaks Athletic Club, LLC	(#,^)	15253 Shenandoah Ave., BATON ROUGE, LA 70817	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/17/2043	335.7	335.7	379.0	0.10%
Patricia A. Freeman & Samuel C. Freeman dba Teenas Pizza	(#,^)	35 E Main St., Pekin, IN 47165	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/13/2043	38.3	38.3	43.2	0.01%
Precision Components Group Inc	(#,^)	190 Doty Cir., West Springfield, MA 01089	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	4/11/2028	14.0	14.0	14.8	—%
Sexy Nails Center LLC	(#,^)	57 Passaic St., Garfield, NJ 07026	Personal and Laundry Services	Term Loan	Prime plus	2.75%	4/10/2043	185.4	185.4	209.3	0.06%
Mark Baker	(#,^)	1653 Evalie Dr, Fairfield, OH 45014	Truck Transportation	Term Loan	Prime plus	2.75%	4/9/2028	6.1	6.1	6.4	—%
Newsome Mobile Notary LLC	(#,^)	8153 12th Ave SW, Seattle, WA 98106	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	4/5/2028	3.3	3.3	3.4	—%
Shree Lakshminarayyn Grocery Stores LLC	(#,^)	3307 Charles St., Rockford, IL 61108	Gasoline Stations	Term Loan	Prime plus	2.75%	4/5/2043	109.8	109.8	124.0	0.03%
Payne's Environmental Services LLC	(#,^)	5617 Causeway Blvd, Tampa, FL 33619	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/30/2028	139.9	139.9	147.4	0.04%
Michael S Brown Physical Therapy, P.C	(#,^)	300 Hempstead Tpke Ste. 3 & 4, Hempstead, NY 11552	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/30/2028	61.4	61.4	63.8	0.02%
Fifth Wheel Truck Stop 001	(#,^)	3767 S Golden State Blvd., Fresno, CA 93725	Gasoline Stations	Term Loan	Prime plus	2.75%	3/30/2043	1,051.7	1,051.7	1,187.4	0.32%
Romancing the Stone	(#,^)	140 Centre of New England Blvd, Coventry, RI 02816	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/30/2043	320.8	320.8	362.1	0.10%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Alaska Industrial Paint LLC	(#,^)	1301 N Post Rd, Anchorage, AK 99501	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/30/2028	76.6	76.6	81.1	0.02%
Alaska Industrial Paint LLC	(#,^)	1301 N Post Rd, Anchorage, AK 99501	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/30/2043	202.9	202.9	229.0	0.06%
GQ Investments,LLC	(#,^)	5772 Miami Lakes Dr. East, Miami, FL 33014	Electrical Equipment, Appliance, and Component Manufacturing	Term Loan	Prime plus	2.75%	3/30/2028	129.3	129.3	135.0	0.04%
Kaz Wellness, LLC dba Grounded Wellness Center	(#,^)	104 Clover Ct., Bartlett, IL 60103	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/29/2028	9.8	9.8	10.2	—%
Cartwright Termite & Pest Control Inc. and Cartwright Termite & Pest Co	(#,^)	1376 Broadway, El Cajon, CA 92021	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/28/2028	137.1	137.1	144.4	0.04%
Lou & Choo Enterprises Inc.	(#,^)	2101 West Hunting Park Ave., Philadelphia, PA 19140	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/28/2044	100.1	100.1	113.0	0.03%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	1145 13th Ave. East, Palmetto, FL 34221	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	3/28/2028	106.1	106.1	111.6	0.03%
Montage Mountain Resorts, LP	(#,^)	1000 Montage Mountain Rd, Scranton, PA 18505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/28/2043	1,142.1	1,142.1	1,289.5	0.34%
Corning Lumber Company Inc & Frank R Close & Son Inc dba True Valley	(#,^)	111 E. Laurel St., Willows, CA 95988	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	3/28/2028	53.7	53.7	56.9	0.02%
Clancy 15 LLC and Allied Molded Products LLC	(#,^)	1145 13th Ave. East, Palmetto, FL 34221	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	3/28/2043	205.2	205.2	231.7	0.06%
K.C. Communications, Inc.	(#,^)	2715 Saturn St., Brea, CA 92821	Telecommunications	Term Loan	Prime plus	2.75%	3/27/2028	38.4	38.4	40.6	0.01%
Sofasco, Inc	(#,^)	182 Garber Ln., Winchester, VA 22602	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	3/23/2043	86.4	86.4	97.6	0.03%
Cable Management, LLC	(#,^)	200 Pratt St., Meriden, CT 06450	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	3/23/2028	49.4	49.4	52.3	0.01%
Aque Investment Group LLC	(#,^)	3838 N. Sam Houston Pkwy. E, Houston, TX 77032	Real Estate	Term Loan	Prime plus	2.75%	3/23/2028	165.0	165.0	174.8	0.05%
Kajun Martial Arts LLC	(#,^)	36546 Mission St., Prairieville, LA 70769	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/23/2028	13.8	13.8	14.4	—%
New York Label & Box Corp	(#,^)	50 Oval Dr., Islandia, NY 11749	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	3/23/2043	1,190.1	1,190.1	1,343.6	0.36%
All Regional Recyclers of Wood LLC dba ARROW	(#,^)	104 Wooster St., Bethal, CT 06801	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	3/23/2028	80.6	80.6	85.0	0.02%
Denton BioFuels LLC and Amercian BioSource, LLC	(#,^)	624 W. University Dr. #359, Denton, TX 76201	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	3/23/2028	59.2	59.2	62.3	0.02%
Shweiki Media Inc dba Study Breaks Magazine	(#,^)	4954 Space Center Dr., San Antonio, TX 78218	Publishing Industries (except Internet)	Term Loan	Prime plus	2.75%	3/23/2028	45.3	45.3	48.0	0.01%
GeoTek Alaska, Inc	(#,^)	2756 Commercial Dr., Anchorage, AK 99501	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/21/2043	593.8	593.8	670.3	0.18%
Rexco Foods LLC dba Papa John's	(#,^)	18640 Fm 1488 Ste. C, Magnolia, TX 77354	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/20/2028	26.1	26.1	27.2	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

RTSP Union LLC	(#,^)	2438 Rte. 22 East, Union, NJ 07083	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	9/20/2028	795.1	795.1	839.6	0.22%
Cest Chic Concepts, LLC dba Salon Cest Chic	(#,^)	15231 Hall Station Rd. Unit 104, Bowie, MD 20721	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/19/2028	6.9	6.9	7.2	—%
Camerabots Media, LLC	(#,^)	3081 Bridgeton Ct., Woodbridge, VA 22192	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	3/16/2028	9.2	9.2	9.6	—%
Petroleum Equipment & Services, Inc	(#,^)	5631 Silverado Way Unit G, Anchorage, AK 99518	Support Activities for Mining	Term Loan	Prime plus	2.75%	3/16/2028	153.3	153.3	162.4	0.04%
Rojenco II,Inc.	(#,^)	4357 Shore Dr., Virginia Beach, VA 23455	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/15/2043	70.6	70.6	79.7	0.02%
Rojenco, Inc. dba Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Rd., Williamsburg, VA 23188	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/15/2043	474.2	474.2	535.3	0.14%
Rojenco, Inc. dba The Buggy Bathe Auto Wash Lube & Detail Shoppe	(#,^)	2217 Richmond Rd., Williamsburg, VA 23188	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/15/2043	70.6	70.6	79.7	0.02%
Rojenco II, Inc.	(#,^)	4357 Shore Dr., Virginia Beach, VA 23455	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/15/2043	367.7	367.7	415.1	0.11%
Dante Ultimate Cleaning Service LLC	(#,^)	16969 River Park Dr, Covington, LA 70345	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/9/2028	6.2	6.2	6.6	—%
SRG Waterfront LLC	(#,^)	88 District Square SW, Washington, DC 20005	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/9/2028	178.5	178.5	186.2	0.05%
Unpainted Arizona, LLC dba Westside Bowl	(#,^)	2617 Mahoning Ave, Youngstown, OH 44509	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	8/7/2043	95.9	95.9	108.3	0.03%
BC Bishop Enterprises LLC dba 9Round Pooler	(#,^)	105-107 Grand Central Blvd, Pooler, GA 31322	Educational Services	Term Loan	Prime plus	2.75%	3/2/2028	5.1	5.1	5.3	—%
The Law Offices of Samuel R Miller LLC	(#,^)	7405 Lake Worth Rd., Lake Worth, FL 33467	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/28/2043	108.5	108.5	122.5	0.03%
Connie Engelbrecht	(#,^)	20640 Raven Dr., Eagle River, AK 99577	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	2/28/2028	1.8	1.8	1.9	—%
Urban Fitness Group LLC dba Crunch Fitness Group LLC	(#,^)	2800 S IH-35, Ste. 220, Round Rock, TX 78681	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/28/2028	135.8	135.8	143.8	0.04%
Merciful Heavenly Homes, LLC	(#,^)	401 Dillar's Mill Rd., Tyner, NC 27980	Nursing and Residential Care Facilities	Term Loan	Fixed	8%	2/28/2043	60.3	60.3	59.8	0.02%
Betty's Catering Corp, Betty's Decoration & Wedding Center Inc.	(#,^)	94-33 Corona Ave, Elmhust, NY 11373	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/26/2043	325.0	325.0	366.9	0.10%
Jackpine Technologies Corporation	(#,^)	1 Mill & Main Pl., Ste. 330, Maynard, MA 01754	Publishing Industries (except Internet)	Term Loan	Prime plus	2.75%	2/22/2028	22.4	22.4	23.8	0.01%
Crossfit iQ LLC	(#,^)	342 Pike Rd. Ste. 27, West Palm Beach, FL 33411	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/21/2028	25.8	25.8	26.9	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Town & Country Transportation Co.	(#,^)	191-193 Arch St., New Britain, CT 06051	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	2/16/2028	40.0	40.0	42.3	0.01%
JumboMarkets, Inc.	(#,^)	15500 SW Trail Dr., Indiantown, FL 34956	Food and Beverage Stores	Term Loan	Prime plus	2.75%	2/13/2028	125.8	125.8	131.6	0.04%
Margab Inc dba Smoothie King	(#,^)	14200 SW 8th St Unit #102, Miami, FL 33184	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/13/2028	2.1	2.1	2.2	—%
Tony Herring & Associates, Inc.	(#,^)	211 West Camellia Dr., Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	2/9/2028	5.0	5.0	5.3	—%
Apps Inc., Market Share, and Singular Leaseholdings LLC	(#,^)	80 Main St., Old Saybrook, CT 06475	Telecommunications	Term Loan	Prime plus	2.75%	2/8/2028	378.3	378.3	393.6	0.10%
Macrotech Integrated Management Solutions dba Extreme Lawn Care	(#,^)	2425 Durrance LN, Ormond Beach, FL 32174	Repair and Maintenance	Term Loan	Prime plus	2.75%	2/5/2028	7.3	7.3	7.7	—%
Midlothian Hardware Inc dba Grills True Value	(#,^)	4751 West 147th St., Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	2/2/2028	9.1	9.1	9.6	—%
Rocco's Landscaping LLC	(#,^)	151 Kitts Ln., Newington, CT 06111	Administrative and Support Services	Term Loan	Prime plus	2.75%	1/31/2043	68.3	68.3	77.1	0.02%
USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	2290 NW 21st Ter., Miami, FL 33142	Repair and Maintenance	Term Loan	Prime plus	2.75%	1/31/2028	9.0	9.0	9.4	—%
WydeBodi, LLC dba Wyde Bodi Auto Tags	(#,^)	706 North 37th St., Philadelphia, PA 19104	Support Activities for Transportation	Term Loan	Prime plus	2.75%	1/30/2043	43.2	43.2	48.8	0.01%
New Phaze Packaging Inc	(#,^)	9533 Irondale Ave., Los Angeles, CA 91311	Paper Manufacturing	Term Loan	Prime plus	2.75%	1/26/2043	873.2	873.2	985.8	0.26%
Concrete Services LLC and James Ward	(#,^)	24 County Rd. 901, Jemison, AL 35085	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	1/25/2028	50.6	50.6	53.2	0.01%
Flair Interiors, Inc dba Giant Don's Flooring America	(#,^)	7725 Old Seward Hwy., Anchorage, AK 99518	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	1/24/2028	82.2	82.2	87.1	0.02%
Weeping Willow Kennels, Inc.	(#,^)	6041 Hammond School Rd., Salisbury,, MD 21804	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/19/2028	6.3	6.3	6.6	—%
Lavish Specs Inc	(#,^)	262 Glen St., Glen Cove, NY 11542	Machinery Manufacturing	Term Loan	Prime plus	2.75%	1/19/2028	4.5	4.5	4.7	—%
MedWorxs Inc.	(#,^)	6857 Timbers Dr., Evergreen, CO 80439	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/18/2028	47.1	47.1	49.0	0.01%
Lou & Choo Enterprises Inc dba Lou & Choo Lounge	(#,^)	2101,2103 & 2105 West Hunting Park Ave, Philadelphia, PA 19140	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/18/2043	105.2	105.2	118.8	0.03%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Work of Heart Inc dba Little Nest Portraits	(#)	1000 Merdian Blvd., Ste. 112, Franklin, TN 37067	Professional, Scientific, and Technical Services	Term Loan	Fixed	7.5%	1/10/2028	3.0	3.0	2.9	—%
Crad Holding LLC dba Neighborhood Laundry of Bloomfield	(#,^)	60 Dodd St., Bloomfield, NJ 07003	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/5/2028	36.8	36.8	38.3	0.01%
Sandfree Systems LLC	(#,^)	116 Cricket Ave. Ste. B, Ardmore, PA 19003	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	1/5/2028	4.5	4.5	4.8	—%
Social Link LLC	(#,^)	41Peabody St., Nashville, TN 37210	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/29/2027	6.6	6.6	6.9	—%
Farec, Inc	(#)	30250 W Nine Mile Rd., Farmington, MI 48336	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	7.5%	12/29/2042	242.4	242.4	239.2	0.06%
Muckamuck Trucks, Inc.	(#,^)	510 S Spring St., Ukiah, CA 95482	Truck Transportation	Term Loan	Prime plus	2.75%	12/22/2027	8.2	8.2	8.6	—%
O'Rourke's Diner, LLC	(#,^)	728 Main St., Middleton, CT 06457	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/22/2027	2.2	2.2	2.3	—%
Landmark Ventures USA Inc	(#,^)	475 Park Ave. South 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus	2.75%	12/22/2027	36.9	36.9	38.3	0.01%
Salida Family Chiropractic-PPLC dba Salida Sport and Spine	(#,^)	203 G St., Salida, CO 81201	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/22/2027	7.1	7.1	7.3	—%
Blue Lagoon Resort, LLC dba Hill View Cottages	(#,^)	3670 Lake Shore Dr., Lake George, NY 12845	Accommodation	Term Loan	Prime plus	2.75%	12/21/2042	171.4	171.4	193.5	0.05%
DHD Enterprise LLC dba Edible Arrangements #1699	(#,^)	828 Washington Ave., Miami Beach, FL 33139	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	12/21/2027	13.8	13.8	14.4	—%
CT Auto Spa LLC	(#,^)	39 Albany Turnpike, West Simsbury, CT 06092	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/21/2027	131.0	131.0	138.4	0.04%
DBMS Consulting, Inc.	(#,^)	164 West 83rd St.- Units 1F/1P, New York, NY 10024	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/20/2027	52.0	52.0	54.7	0.01%
Auto Excellance of Fort Myers Inc.	(#,^)	3105 Fowler St., Fort Myers, FL 33901	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	12/19/2042	96.5	96.5	109.0	0.03%
Legion Bowl, Inc & Legion Pub Inc	(#,^)	661 Park St., Cranston, RI 02910	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/15/2042	300.6	300.6	339.4	0.09%
Peanut Butter & Co., Inc	(#,^)	119 West 57th St., Ste. 300, New York, NY 10019	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/15/2027	133.0	133.0	138.0	0.04%
AADJ Empire Inc and AADJ Galaxy Inc.	(#,^)	1599 Post Rd., Warwick, RI 02888	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/14/2042	164.7	164.7	185.9	0.05%
Heung Kyun Im	(#,^)	6235 Conlan Bay Dr., Houston, TX 77041	Nonstore Retailers	Term Loan	Prime plus	2.75%	12/14/2027	9.1	9.1	9.5	—%
KR Calvert & Co, LLC	(#,^)	1620 Westgate Cir. Ste. 100, Brentwood, TN 37027	Transit and Ground Passenger Transportation	Term Loan	Fixed	7.5%	12/14/2027	269.2	269.2	262.4	0.07%
Atlas Geo-Constructors, LLC	(#,^)	3466 Thomasville Rd., Winston Salem, NC 27107	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/14/2027	196.7	196.7	207.3	0.06%
Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Dr., Memphis, TN 38134	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/13/2042	79.8	79.8	90.1	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Hardway Inc & AFC Leasing Inc	(#,^)	12533 S. 73rd E. Pl., Bixby, OK 74008	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/13/2027	229.4	229.4	238.1	0.06%
LPB LPB Property Management Inc dba Wilderness View Cabins & Ellijay	(#,^)	498 Wilderness View, Chatsworth, GA 30705	Real Estate	Term Loan	Prime plus	2.75%	12/12/2042	30.6	30.6	34.5	0.01%
A-1 Van Services Inc	(#,^)	154 Sandy Creek Rd., Verona, PA 15147	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	12/12/2027	460.4	460.4	485.3	0.13%
Big Picture Group LLC	(#,^)	935 N La Jolla, Los Angeles, CA 90046	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/12/2027	253.0	253.0	264.2	0.07%
Jai Ganeshai LLC, Mahiveera 1 LLC, Mahiveera 2 LLC & KSVP LLC	(#,^)	1120 Wren School Rd., Piedmont, SC 29673	Gasoline Stations	Term Loan	Prime plus	2.75%	12/12/2027	26.9	26.9	27.9	0.01%
Clore Construction LLC	(#,^)	21220 FM 1420, Harlingen, TX 78550	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	12/12/2027	271.1	271.1	285.6	0.08%
AV Strategy Inc	(#,^)	9468 American Eagle Way Ste. 100, Orlando, FL 32837	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/8/2027	287.8	287.8	301.8	0.08%
Clear Sound Communications, Inc	(#,^)	680 Old Medford Ave, Medford, NY 11763	Administrative and Support Services	Term Loan	Prime plus	2.75%	12/8/2027	2.2	2.2	2.3	—%
ODS Inc	(#,^)	626 N Delsea Dr., Glassboro, NJ 08028	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/6/2027	28.9	28.9	30.3	0.01%
Oil Palace, Inc.	(#,^)	10408 Hwy. 64 East, Tyler, TX 75707	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	12/4/2042	928.8	928.8	1,048.6	0.28%
Healthcare Interventions, Inc dba Brightstar Healthcare	(#,^)	5300 W. Atlantic Ave. Ste. 501, Delray Beach, FL 33484	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/4/2027	8.8	8.8	9.2	—%
Salud Bar & Grill LLC	(#,^)	1413 Bushwick Ave, Brooklyn, NY 11207	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/1/2027	33.2	33.2	34.5	0.01%
Linda Jean Howard Riley dba The Rusty Bolt	(#,^)	22345 W. Rt 66, Seligman, AZ 86337	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	12/1/2042	19.1	19.1	21.5	0.01%
Square1 Partners, LLC	(#,^)	1088 Greenbriar Ln., Northbrook, IL 60062	Publishing Industries (except Internet)	Term Loan	Prime plus	2.75%	12/1/2027	36.7	36.7	38.0	0.01%
WTI Distribution Inc	(#,^)	5491 E Francis St, Ontario, CA 91761	Support Activities for Transportation	Term Loan	Prime plus	2.75%	11/30/2027	23.3	23.3	24.5	0.01%
Our Playhouse Preschool, LLC	(#,^)	3501 NC Hwy. 54 W, Chapel hill, NC 27516	Social Assistance	Term Loan	Prime plus	2.75%	11/29/2042	213.6	213.6	241.2	0.06%
OPH Lexington, Inc	(#,^)	235 Walton Ave., Lexington, KY 40502	Social Assistance	Term Loan	Prime plus	2.75%	11/29/2042	173.2	173.2	195.6	0.05%
Beacon Brewing LLC and C' Sons, LLC	(#,^)	700 Lincoln St., Lagrange, GA 30204	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/27/2042	115.1	115.1	129.9	0.03%
JMD Corporation dba Dart's True Value	(#,^)	121 South Main St., Payette, ID 83661	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	11/22/2027	10.8	10.8	11.4	—%
Webtez Inc dba Mod Vans	(#,^)	920 Graves Ave, Oxnard, CA 93003	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	11/22/2027	40.7	40.7	42.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Step Up Academy of the Arts, LLC	(#,^)	2258A Wigwam Pkwy., Henderson, NV 89074	Educational Services	Term Loan	Prime plus	2.75%	11/22/2027	9.2	9.2	9.5	—%
Grumpy's Restaurant Company, LLC	(#,^)	834 Kingsley Ave, Orange Park, FL 32073	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/21/2027	41.4	41.4	43.0	0.01%
Cali Fit Meals	(#,^)	3450 East Orangethrope Ave., Anaheim, CA 92806	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/21/2027	13.1	13.1	13.8	—%
PB Market LLC dba Pure Barre	(#,^)	164-C Market St, Charleston, SC 29401	Educational Services	Term Loan	Prime plus	2.75%	11/21/2027	63.1	63.1	65.5	0.02%
B Lam LLC	(#,^)	9419 Kenwood Rd., Cincinnati, OH 45242	Personal and Laundry Services	Term Loan	Prime plus	2.75%	11/20/2042	164.4	164.4	185.6	0.05%
Maya Motel, LLC dba Town House Motel	(#,^)	1701 Washington Ave, Waco, TX 76701	Accommodation	Term Loan	Prime plus	2.75%	11/17/2042	51.7	51.7	58.4	0.02%
Southern Specialty Contractor, LLC & Ronald David Holbrook Jr.	(#,^)	1990 Flippen Rd., Stockbridge, GA 30281	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	11/17/2027	30.8	30.8	32.1	0.01%
H & H Hotshot Services, Inc.	(#,^)	5455 N. 51st Ave. Ste. 30, Glendale, AZ 85301	Couriers and Messengers	Term Loan	Prime plus	2.75%	11/16/2027	40.7	40.7	42.6	0.01%
Auto Rx LLC,J&P Auto Repair Inc	(#,^)	91 & 95 Woodbury Rd., Hicksville, NY 11801	Repair and Maintenance	Term Loan	Prime plus	2.75%	11/15/2042	177.9	177.9	200.9	0.05%
J R Wholesale Tires & Auto Center, LLC	(#,^)	822 Cameron Ln., Lugoff, SC 29078	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	11/15/2042	11.5	11.5	13.0	0.00%
Marcaco LLC	(#,^)	124 Lincoln Ave., Colonie, NY 12205	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	2.75%	11/15/2042	493.2	493.2	556.8	0.15%
Paramount Dance Studios Inc. and Homestead Dance Supply	(#,^)	112 N Krome Ave., Homestead, FL 33030	Educational Services	Term Loan	Prime plus	2.75%	10/14/2043	430.3	430.3	485.8	0.13%
Wing King at the Gardens LLC	(#,^)	4235 South Fort Apache Rd., Ste. 250, Las Vegas, NV 89147	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/10/2027	5.6	5.6	5.8	—%
JNP Delivery Inc	(#,^)	4500 North Providence # 7, Appleton, WI 54913	Couriers and Messengers	Term Loan	Fixed	6%	11/7/2027	5.7	5.7	5.6	—%
His Loving Hands Christian Academy, Inc.	(#,^)	15020 Harrison St., Miami, FL 33176	Social Assistance	Term Loan	Prime plus	2.75%	11/6/2042	83.2	83.2	93.9	0.03%
Sterling Campbell Insurance Agency, Inc	(#,^)	36359 North Gantzel Rd. Ste. 102, San Tan Valley, AZ 85140	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	11/3/2027	4.4	4.4	4.5	—%
S & S Auto Body Shop Inc.	(#,^)	5001 W. Clay St., Richmond, VA 23230	Repair and Maintenance	Term Loan	Prime plus	2.75%	11/3/2042	52.6	52.6	59.3	0.02%
Rachael Reel dba Rachel Reel Insurance Age	(#,^)	208 Bank St., Lenoir, TN 37771	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	10/31/2027	4.3	4.3	4.5	—%
The Five Lakes LLC	(#,^)	13705 Holmes Rd., Kansas City, MO 64154	Educational Services	Term Loan	Prime plus	2.75%	10/30/2042	429.9	429.9	485.4	0.13%
Die Hard Used Car Sales	(#,^)	1668 West Grand Ave., Phoenix, AZ 85007	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	10/30/2042	51.2	51.2	57.8	0.02%
Sage Oil LLC	(#,^)	8913 Egyptian Ave., Las Vegas, NV 89143	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	10/27/2027	5.7	5.7	6.0	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Ashore Ventures Inc dba PuroClean Professional Restoration	(#,^)	909 SE Everett Mall Way Ste A-140, Everett, WA 98208	Repair and Maintenance	Term Loan	Prime plus	2.75%	10/27/2027	8.3	8.3	8.7	—%
Schafer Fisheries Inc	(#,^)	21985 Waller Rd., Fulton, IL 61252	Food Manufacturing	Term Loan	Prime plus	2.75%	10/25/2027	24.5	24.5	25.8	0.01%
Suzie LLC dba Tony D's Restaurant	(#,^)	92 Huntington St., New London, CT 06320	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/25/2042	79.2	79.2	89.4	0.02%
Grand Blanc Lanes, Inc.	(#,^)	5301 S. Saginaw Rd., Flint, MI 48507	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	10/25/2027	8.6	8.6	9.1	—%
The Jig, LLC	(#,^)	3115 Camp Phillips Rd., Wausau, WI 54403	Food Services and Drinking Places	Term Loan	Fixed	8.25%	10/24/2042	23.3	23.3	23.1	0.01%
Island Refrigeration & AC Inc	(#,^)	3201 Flagler Ave., Unit 510 & 511, Key West, FL 33040	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/18/2042	119.9	119.9	135.4	0.04%
H and K Dry Cleaning LLC ,Quintero Shopping Center LLC,Aqua Laundry	(#,^)	1227 Burnside Ave., East Hartford, CT 06108	Electronics and Appliance Stores	Term Loan	Fixed	8.25%	10/17/2042	58.8	58.8	58.3	0.02%
Blueridge Armor LLC	(#,^)	1495 Hwy. 74-A Bypass, Ste. 150192, Spindale, NC 28160	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	10/17/2027	4.7	4.7	5.0	—%
Cortez Landscaping, LLC	(#,^)	4 Powder Rd., Norwalk, CT 06854	Administrative and Support Services	Term Loan	Prime plus	2.75%	10/13/2027	11.0	11.0	11.5	—%
On Call Services LLC	(#,^)	15060 281St Ave. NW, Zimmerman, MN 55398	Construction of Buildings	Term Loan	Prime plus	2.75%	10/13/2027	10.6	10.6	11.3	—%
Threads of Time LLC	(#,^)	207 S Buchanan St., Danville, IL 61832	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	9/29/2042	124.2	124.2	140.2	0.04%
Harco Metal Products Inc	(#,^)	7895 East Acoma Dr. Ste. 102, Scottsdale, AZ 85260	Primary Metal Manufacturing	Term Loan	Prime plus	2.75%	9/29/2042	445.5	445.5	503.0	0.13%
Dan Cline Transport Inc.	(#,^)	501 State Dr., Mount Vernon, MO 65712	Truck Transportation	Term Loan	Prime plus	2.75%	9/29/2030	705.7	705.7	757.0	0.20%
Nicholson Lumber Co Inc.	(#,^)	377 Main St., Nicholson, PA 18446	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	9/28/2030	150.7	150.7	163.6	0.04%
Rhode Island Tennis Management LLC	(#,^)	636 Centerville Rd., Warwick, RI 02886	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/28/2042	357.3	357.3	403.4	0.11%
Rhode Island Tennis Management LLC	(#,^)	636 Centerville Rd., Warwick, RI 02886	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	9/28/2042	513.1	513.1	579.3	0.15%
Pets A Go Go LLC	(#,^)	589 North State Rd., Briarcliff Manor, NY 10510	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/28/2042	180.1	180.1	203.3	0.05%
Inspirations Food Design, Inc	(#,^)	1338 Memorial Ave., West Springfield, MA 01089	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/26/2042	421.0	421.0	475.3	0.13%
JPS Arthur Kill Rd Bakery Corp dba Aunt Butches of Brooklyn	(#,^)	4864 Arthur Kill Rd. Units 102,103,104 & 105, Staten Island, NY 10309	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/22/2027	12.6	12.6	13.1	—%
KB Waterjet Cutting LLC	(#,^)	4330 Parker Ln., Addis, LA 70710	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/22/2027	5.8	5.8	6.0	—%
Sallee Pro-Custom Fabrication Shop LLC	(#,^)	8865 North County Rd. 600 W, Scipio, IN 47273	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/21/2027	5.1	5.1	5.4	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sound Manufacturing, Inc. & Monster Power Equipment, Inc.	(#,^)	51 Donnelley Rd., Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/20/2027	112.6	112.6	118.5	0.03%
Insight Diagnostic Technologist Services	(#,^)	2030 Forest Ave., Ste. 110, San Jose, CA 95128	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/20/2027	187.4	187.4	195.2	0.05%
Stone's Construction and Remodeling, LLC	(#,^)	5210 Kaylin Dr., Akron, OH 44319	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/19/2027	3.0	3.0	3.1	—%
Li Family Spokane LLC	(#,^)	21 E. Lincoln Rd., Spokane, WA 99208	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/15/2042	347.3	347.3	392.1	0.10%
Alaska Motor Home Inc	(#,^)	6633 Brayton Dr, Anchorage, AK 99507	Rental and Leasing Services	Term Loan	Prime plus	2.75%	9/13/2027	204.3	204.3	211.4	0.06%
Nails By Mercede LLC	(#,^)	2994 and 2996 Edgewater Dr., Orlando, FL 32804	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/13/2027	8.0	8.0	8.4	—%
Rajbai Maa Inc. dba Nara Lounge	(#,^)	244-252 Atwells Ave., Providence, RI 02903	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/12/2042	354.8	354.8	400.6	0.11%
Town & Country Transportation Co. and Popco, LLC.	(#,^)	191 Arch St., New Britain, CT 06051	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	9/12/2042	152.3	152.3	171.9	0.05%
Health & Performance Center, LLC	(#,^)	1862 Craigshire Rd., Saint Louis, MO 63146	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/11/2027	11.5	11.5	11.9	—%
Morgan Lynn Kerstetter dba Catherine School of Dance	(#,^)	315 Mill St. 3rd Floor, Danville, PA 17821	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	9/11/2027	4.2	4.2	4.5	—%
Foxtail, LLC and Tottly New Services Corp	(#,^)	1481 Highland Ave., Cheshire, CT 06410	Social Assistance	Term Loan	Prime plus	2.75%	9/8/2042	263.1	263.1	297.0	0.08%
Crazy Beatz Productions LLC	(#,^)	20014 NE 138th St., Kearney, MO 64060	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	3.75%	9/7/2027	3.1	3.1	3.3	—%
South Fulton Landscape & Nursery, Inc.	(#,^)	3415 Enon Rd., College Park, GA 30349	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	9/7/2042	90.4	90.4	102.0	0.03%
Big Coop's Trucking LLC	(#,^)	3066 Misty Creek Dr., Swartz, MI 48473	Truck Transportation	Term Loan	Prime plus	2.75%	9/1/2027	56.6	56.6	59.6	0.02%
Lake County Tow LLC	(#,^)	15409 Country Rd. 565A, Clermont, FL 34711	Support Activities for Transportation	Term Loan	Prime plus	2.75%	8/25/2042	78.9	78.9	89.0	0.02%
Delicias de Minas Restaurant, LLC	(#,^)	168-170 McWhorter St., Newark, NJ 07105	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/22/2027	107.3	107.3	113.0	0.03%
L&V Auto Sales, Inc.	(#,^)	1504 West Franklin Blvd., Gastonia, NC 28052	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	8/21/2027	10.0	10.0	10.6	—%
Tony Herring & Associates, Inc	(#,^)	211 West Camellia Dr., Slidell, LA 70458	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	8/17/2027	4.2	4.2	4.3	—%
Chester's World Enterprise LLC	(#,^)	140 W Alameda Dr., Ste. 104, Tempe, AZ 85282	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	8/16/2027	12.5	12.5	13.1	—%
D'Amato & Sons Construction, Inc.	(#,^)	117 Oak St., Amityville, NY 11701	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	8/11/2027	4.6	4.6	4.8	—%
L & J Corporate Services Inc	(#,^)	866 NW 110th Ave., Coral Springs, FL 33071	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/4/2027	2.8	2.8	2.9	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Work of Heart Inc dba Little Nest Portraits	(#,^)	1000 Merdian Blvd., Ste. 112, Franklin, TN 37067	Professional, Scientific, and Technical Services	Term Loan	Fixed	7.5%	7/28/2027	23.2	23.2	22.6	0.01%
Sharon G McMillen, MA Psychologist, Inc.	(#,^)	216 West Main St, Kingwood, WV 26537	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	7/28/2027	10.2	10.2	10.6	—%
HQTRONIC LLC	(#,^)	10135 S. Roberts Rd., Ste. 209, Palos Hills, IL 60465	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	7/27/2027	12.3	12.3	12.8	—%
Oberon IT, Inc.	(#,^)	1404 W. Walnut Hill Ln., Irving, TX 75038	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/26/2027	120.1	120.1	125.6	0.03%
Gilles Peress Studio LLC	(#,^)	76 Lafayette Ave, Brooklyn, NY 11217	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	7/25/2027	33.8	33.8	35.0	0.01%
Obok LLC	(#,^)	2720 S. Havana St., Unit H, Aurora, CO 80014	Food Manufacturing	Term Loan	Prime plus	2.75%	7/21/2027	6.6	6.6	6.9	—%
Lil Tots' Learning Center LLC	(#,^)	3042 S 78th St, Tampa, FL 33619	Social Assistance	Term Loan	Prime plus	2.75%	7/21/2042	22.6	22.6	25.5	0.01%
Aitheras Aviation Group, LLC(OH) , Aitheras Aviation Group, LLC(FL)	(#,^)	2301 N Marginal Rd., Cleveland, OH 44114	Air Transportation	Term Loan	Prime plus	2.75%	7/18/2027	452.6	452.6	469.0	0.12%
Wildflour Bakery & Cafe, LLC	(#,^)	5137 Clareton Dr., Ste. 100,110 & 120, Agoura Hills, CA 91301	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/17/2027	12.3	12.3	12.9	—%
Koep Companies dba Pipestone True value	(#,^)	207 East Main St., Pipestone, MN 56164	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	7/14/2042	293.7	293.7	331.6	0.09%
New Chicago Wholesale Bakery Inc.	(#,^)	795 Touhy Ave., Elk Grove Village, IL 60007	Food Manufacturing	Term Loan	Prime plus	2.75%	6/30/2027	9.0	9.0	9.5	—%
J. T. O'Neill Company, L.L.C	(#,^)	19972 Willowin Farm Ln., Purcellville, VA 20132	Real Estate	Term Loan	Prime plus	2.75%	6/30/2027	8.1	8.1	8.5	—%
Best Bees Company	(#,^)	839 Albany St., Boston, MA 02119	Animal Production and Aquaculture	Term Loan	Prime plus	2.75%	6/29/2027	12.1	12.1	12.7	—%
Intellixion LLC	(#,^)	7447 Egan Dr, Ste. 110 A, Savage, MN 55378	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/29/2027	2.0	2.0	2.1	—%
Oakhill Farms, LLC	(#,^)	15 Carl St., Johnston, RI 02919	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/29/2030	68.5	68.5	74.6	0.02%
Stiegelbauer Associates Inc.	(#,^)	63 Flushing Ave., Unit 101, Building 280, Brooklyn, NY 11205	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/29/2027	166.5	166.5	175.7	0.05%
Old Dominion Transportation Group, Inc.	(#,^)	2510 Hunters Pl., Ste. 202, Woodbridge, VA 22192	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	6/28/2027	669.0	669.0	701.8	0.19%
Foxhop Fitness, LLC	(#,^)	4211 NW Federal Hwy., Jensen Beach, FL 34957	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/28/2027	49.1	49.1	51.4	0.01%
Auxiliary Systems Inc.,Sharrick Company, LLC & KMN, LLC	(#,^)	211 East 25th St., Norfolk, VA 23504	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	6/27/2030	168.0	168.0	183.0	0.05%
Northern Industries, LLC	(#,^)	W 5585 Dehart Dr., Tomahawk, WI 54484	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	6/23/2042	52.1	52.1	58.9	0.02%
Scarlet Spartan Inc.dba FastSigns of Brighton	(#,^)	533 W. Grand River Ave., Brighton, MI 48116	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/19/2027	5.6	5.6	5.9	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Don G. Timpton DDS & Associates PA and Indsaad Properties,LLC	(#,^)	11535 Carmel Commons Blvd. Ste. 200, Charlotte, NC 28226	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/16/2042	359.6	359.6	406.0	0.11%
All Regional Recyclers of Wood LLC dba ARROW,Superior Carting,LLC	(#,^)	104 Wooster St., Bethel, CT 06801	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	6/15/2042	278.7	278.7	314.7	0.08%
Tele Tax Express Inc., El Rancho Paiso, LLC and Nestor Romero	(#,^)	577 Main Ave. 166 Getty Ave., Paterson, NJ 07055	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/14/2042	83.0	83.0	93.7	0.02%
ESA 365 Corp and Lucathor Realty LLC	(#,^)	2420 Grand Ave., Baldwin, NY 11520	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/14/2042	20.2	20.2	22.8	0.01%
SCW, LLC dba Arthur Murray Dance Studio	(#,^)	2383 Old Dixwell Ave., Hamden, CT 06518	Educational Services	Term Loan	Prime plus	2.75%	6/2/2042	131.1	131.1	148.0	0.04%
Skydive California, LLC	(#,^)	25001 S Kasson Rd, Tracy, CA 95301	Educational Services	Term Loan	Prime plus	2.75%	6/2/2027	29.5	29.5	31.1	0.01%
Speaker City, Inc.and Speaker Town, LLC dba Rollin Thunder	(#,^)	246 East Belt Blvd., Richmond, VA 23224	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	6/1/2042	41.0	41.0	46.2	0.01%
Haroon Baig,Inc.dba US1 Petrol	(#,^)	1280-1290 Dixwell Ave., Hamden, CT 06514	Gasoline Stations	Term Loan	Prime plus	2.75%	5/31/2042	236.5	236.5	267.0	0.07%
Ricnet III, Inc. dba Edible Arrangements	(#,^)	716 Foxcroft Ave, Martinsburg, WV 25401	Food and Beverage Stores	Term Loan	Prime plus	2.75%	5/31/2027	8.1	8.1	8.5	—%
Funtime, LLC and Universal Entertainment Group LLC	(#,^)	13200 W. Foxfire Dr #144, Surprise, AZ 85387	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	5/31/2027	47.9	47.9	50.2	0.01%
Sage Oil LLC	(#,^)	8913 Egyptian Ave., Las Vegas, NV 89143	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	5/31/2027	12.0	12.0	12.5	—%
Swantown Inn & Spa LLC	(#,^)	1431 11th Ave. SE, Olympia, WI 98501	Accommodation	Term Loan	Prime plus	2.75%	5/26/2042	113.9	113.9	128.6	0.03%
Eagle Wood Works LLC	(#,^)	1448 Horsehead Rd., Lugoff, SC 29078	Furniture and Related Product Manufacturing	Term Loan	Prime plus	2.75%	5/26/2027	6.3	6.3	6.7	—%
Chet Lemon Enterprises LLC dba All American Sports	(#,^)	1544 Ln. Park Cutoff, Tavares, FL 32778	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	5/26/2042	711.7	711.7	803.5	0.21%
Beyond Waves A Unique Salon LLC and Lori Ann Carlson	(#,^)	2290 Foxon Rd Rte. 80, North Branford, CT 06471	Personal and Laundry Services	Term Loan	Prime plus	2.75%	5/25/2027	0.1	0.1	0.1	—%
Abdul Naushad MD PC dba Advanced Pain Centers	(#,^)	2865 James Blvd., Poplar Bluff, MO 63901	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/25/2042	368.4	368.4	415.9	0.11%
Locavore LLC dba Paloma Restaurant	(#,^)	401 S. Guadalupe St., Santa Fe, NM 87501	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/25/2027	26.6	26.6	27.9	0.01%
Innovim, LLC	(#,^)	6401 Golden Triangle Dr. Ste. 200, Greenbelt, MD 20770	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	5/24/2027	154.2	154.2	161.5	0.04%
Iron Men Home Repair, Inc. and Ironmen House Lifting Inc.	(#,^)	132 North Wellwood Ave, Lindenhurst, NY 11757	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/19/2042	521.8	521.8	589.1	0.16%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Hayden Trucking LLC	(#,^)	11540 Eagle Vista Dr., Fort Worth, TX 76179	Truck Transportation	Term Loan	Prime plus	2.75%	5/19/2027	76.9	76.9	81.1	0.02%
Mr. B's Bicycles & Mopeds, Inc.	(#,^)	1870 S. 4th Ave., Yuma, AZ 85364	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	5/18/2042	131.5	131.5	148.4	0.04%
Bay Car Wash LLC	(#,^)	952 South Commercial St. and West Magnolia, Aransas Pass, TX 78336	Repair and Maintenance	Term Loan	Prime plus	2.75%	5/18/2042	108.4	108.4	122.4	0.03%
Waterford Plumbing Co, Inc.	(#,^)	2425 W. Cuyler Ave, Chicago, IL 60618	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/18/2027	26.6	26.6	27.9	0.01%
Computech Computers Inc.	(#,^)	40-24 76th St., Office #2B, Elmhurst, NY 11373	Educational Services	Term Loan	Prime plus	2.75%	5/17/2027	26.6	26.6	27.8	0.01%
Arco Electrical Contractors Inc. dba Arco Construction Group	(#,^)	22-24 South Seventh St., Elizabeth, NJ 07202	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	5/16/2027	185.8	185.8	195.6	0.05%
5 Stars Learning Center Inc	(#,^)	14 Paine Ave., Irvington, NJ 07111	Social Assistance	Term Loan	Prime plus	2.75%	5/16/2042	55.3	55.3	62.4	0.02%
BGF Bobby Q's Inc	(#,^)	447 N. Main St., Freeport, NY 11520	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/11/2027	4.0	4.0	4.2	—%
NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	5/9/2027	47.1	47.1	49.5	0.01%
NHS, LLC	(#,^)	212 N Douglas Ave, Ellsworth, KS 67439	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	5/9/2042	19.6	19.6	22.1	0.01%
Cable Management LLC	(#,^)	290 Pratt St., Meriden, CT 06450	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	5/3/2027	30.6	30.6	32.2	0.01%
Fine Arts Center of Easley, Inc. dba Midtown Music	(#,^)	117 S. Pendleton St., Easley, SC 29640	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	5/2/2042	106.9	106.9	120.7	0.03%
Sneads Ferry Foods, Inc. dba DQ Grill & Chill	(#,^)	920 Hwy. 210, Sneads Ferry, NC 28460	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/27/2042	583.6	583.6	658.9	0.18%
JMA Inc. dba Primecut and Mezzo; Primecut at Marquee	(#,^)	393 Charles St., Providence, RI 02904	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/27/2042	198.3	198.3	223.8	0.06%
Ralph's Hair Salon, Inc.	(#,^)	175 NW 14th St., Homestead, FL 33030	Personal and Laundry Services	Term Loan	Prime plus	2.75%	4/21/2042	44.7	44.7	50.5	0.01%
Condron Brothers LLC DBA Luv 2 Play	(#,^)	4790 La Sierra Ave., Riverside, CA 92505	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/19/2027	62.6	62.6	65.8	0.02%
Golden Hen Inc. dba Cafe	(#,^)	468 W. Cheltenham Ave., Philadelphia, PA 19126	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/31/2027	33.4	33.4	34.9	0.01%
Landmark Ventures USA, Inc.	(#,^)	475 Park Ave. South 25th Floor, New York, NY 10016	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus	2.75%	3/31/2027	96.7	96.7	101.0	0.03%
Bear Trail Lodge LLC	(#,^)	Mile 1 Bear Trail Rd., King Salmon, AK 99613	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/31/2042	478.5	478.5	540.2	0.14%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

The Altitude Group, LLC and Core Home Security, LLC	(#,^)	949 Clint Moore Rd., Unit 949A, Boca Raton, FL 33487	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/31/2027	20.5	20.5	21.4	0.01%
Citizens Lanes, LLC	(#,^)	5100 Goodson Connector Rd., Union City, GA 30291	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	8.25%	3/31/2042	602.2	602.2	598.2	0.16%
Schafer Fisheries Inc.	(#,^)	21985 Waller Rd., Fulton, IL 61252	Food Manufacturing	Term Loan	Prime plus	2.75%	3/30/2042	233.9	233.9	264.1	0.07%
Sea Smoke Barbeque, Corp and Danwen LLC	(#,^)	20 Island Farm Rd., Oak Bluffs, MA 02557	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/30/2042	211.5	211.5	238.8	0.06%
Discount Price, LLC dba Robert's Market	(#,^)	2 Hill Rd., Franklin, NH 03235	Gasoline Stations	Term Loan	Prime plus	2.75%	3/29/2042	184.5	184.5	208.3	0.06%
H and H Hotshot Services, Inc. dba AA Hotshot & Logistics	(#,^)	5455 N 51st St., # 30, Glendale, AZ 85301	Couriers and Messengers	Term Loan	Prime plus	2.75%	3/29/2030	52.5	52.5	56.6	0.02%
Douglas K. Soderblom .dba Loma Linda Optometry	(#,^)	25815 Barton Rdad, Unit C104, Loma Linda, CA 92354	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/29/2027	51.6	51.6	54.1	0.01%
New England Country Day School, Inc. and Thomas D. Walker	(#,^)	27 Kenosia Ave., Danbury, CT 06810	Social Assistance	Term Loan	Prime plus	2.75%	3/28/2042	339.5	339.5	383.3	0.10%
Executive Fitness & Nutrition Inc.	(#,^)	8610 Roosevelt Ave. Ste. 2, Jackson Heights, NY 11372	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/23/2027	10.4	10.4	10.9	—%
Denton Bio Fuels LLC and American Bio Source LLC	(#,^)	624 W. University Dr. Ste. 359, TX, TX 76201	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	3/23/2027	33.6	33.6	35.2	0.01%
The Purple Cow House of Pancake Inc	(#,^)	6 & 10 Skowhegan Rd., Fairfield, ME 04937	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/16/2042	59.0	59.0	66.6	0.02%
Texcor, Inc.dba Texas Corral,Texas Coral Restaurants II, Inc. T.C	(#,^)	5880 US Hwy6, Portage, IN 46368	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/16/2027	170.8	170.8	179.7	0.05%
1MTX LLC and Sunrise Transportation and Logistics, LLC and Mustafa	(#,^)	6510 North Broadway, Saint Louis, MO 63147	Truck Transportation	Term Loan	Prime plus	2.75%	3/13/2027	292.8	292.8	305.8	0.08%
Elegant Occasions, LLC dba E Productions	(#,^)	3650 Coral Ridge Dr. Units 103-104, Coral Springs, FL 33065	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/10/2042	301.3	301.3	340.2	0.09%
Dwayne Bernard Tate	(#,^)	1238 Woodcliff Ct. SW, Lilburn, GA 30047	Truck Transportation	Term Loan	Prime plus	2.75%	3/10/2027	5.4	5.4	5.7	—%
Anthony LLC dba Star of Woodward Market	(#,^)	5730 Woodward Ave, Detroit, MI 48202	Food and Beverage Stores	Term Loan	Prime plus	2.75%	3/9/2042	103.2	103.2	116.5	0.03%
Podium Auto Sales Inc and RRS Property, LLC	(#,^)	246 S. Dixie Hwy., Pompano Beach, FL 33060	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	3/3/2042	81.2	81.2	91.6	0.02%
Weeping Willow Kennels, Inc and Aileen N Black	(#,^)	6041 Hammond School Rd., Salisbury, MD 21804	Personal and Laundry Services	Term Loan	Prime plus	2.75%	2/28/2042	125.0	125.0	141.1	0.04%
McNally Enterprises Inc.	(#,^)	1010 N. Grove St., Anaheim, CA 92806	Personal and Laundry Services	Term Loan	Prime plus	2.75%	2/27/2027	32.6	32.6	34.2	0.01%
Teracore Inc.	(#,^)	3300 Holcomb Bridge Rd., Ste. 226, Norcross, GA 30092	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/27/2027	83.0	83.0	86.7	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

B & J Bicycle Shop Inc.	(#,^)	1620 E. Sample Rd, Pompano Beach, FL 33064	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	2/24/2027	3.2	3.2	3.3	—%
TMJ Pizza Mesa LLC dba Rosati's Pizza Restaurant	(#,^)	2235 S. Power Rd Ste. 118, Mesa, AZ 85209	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/24/2027	38.1	38.1	40.1	0.01%
8 Minute Oil Change Auto Repair & Tire Center and Jumir L.L.C.	(#,^)	174-176 Mountain Ave., Springfield, NJ 07081	Repair and Maintenance	Term Loan	Prime plus	2.75%	2/7/2042	292.6	292.6	330.3	0.09%
DBMS Consulting, Inc.	(#,^)	164 West 83rd St. Units 1F/1P, New York, NY 10024	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	2/1/2042	172.3	172.3	194.6	0.05%
Fave Realty Inc.	(#,^)	1875 Grand Ave., Baldwin, NY 11510	Real Estate	Term Loan	Prime plus	2.75%	1/30/2042	48.5	48.5	54.8	0.01%
SRC Publishing LLC	(#,^)	8690 Waterford Bend St., Las Vegas, NV 89123	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus	2.75%	1/27/2027	11.2	11.2	11.7	—%
Jolibe LLC and Jolibe Atelier LLC	(#,^)	357 w 36th #401, New York, NY 10018	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/18/2027	5.2	5.2	5.5	—%
Eickmann Management Group LLC dba Jimmy Johns of Dundee	(#,^)	568 Techumseh St., Dundee, MI 48131	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/17/2027	49.7	49.7	52.3	0.01%
Fullbro Trust dba Menemsha Blues	(#,^)	2 Basin Rd., Chilmark, MA 02535	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	1/13/2027	11.2	11.2	11.8	—%
Metropolitan Solutions Group Inc.	(#,^)	1420 Chestnut St., Portsmouth, VA 23704	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/19/2041	244.2	244.2	275.8	0.07%
Sempco, Inc.	(#,^)	51 -55 Lake St. Unit #2-6, Nashua, NH 03060	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	12/15/2041	37.3	37.3	42.1	0.01%
Allied Welding Inc.	(#,^)	1820 N. Santa Fe Ave., Chillicothe, IL 61523	Fabricated Metal Product Manufacturing	Term Loan	Fixed	5.25%	12/15/2041	711.0	711.0	704.0	0.19%
Elita 7, LLC	(#,^)	16 Marble St., Worcester, MA 01603	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	12/15/2041	663.5	663.5	749.1	0.20%
New Chicago Wholesale Bakery, Inc.	(#,^)	795 Touhy Ave., Elk Grove Village, IL 60007	Food Manufacturing	Term Loan	Prime plus	2.75%	12/15/2041	426.1	426.1	481.0	0.13%
Techni-Pro Institute LLC	(#,^)	414 NW 35th St., Boca Raton, FL 33431	Educational Services	Term Loan	Prime plus	2.75%	12/15/2026	92.4	92.4	96.5	0.03%
Trison Enterprises Inc.dba Lee's Automotive	(#,^)	13281 Aurora Ave. N, Seattle, WA 98311	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/14/2041	361.9	361.9	408.6	0.11%
Wayfarer Bicycle LLC	(#,^)	118-120 Ocean Ave., New London, CT 06320	Sporting Goods, Hobby, Musical Instrument, and Book Stores	Term Loan	Prime plus	2.75%	12/13/2041	82.2	82.2	92.8	0.02%
Recycling Revolution,LLC	(#,^)	4190 Collins Rd., Unadilla, GA 31091	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/9/2041	78.9	78.9	89.1	0.02%
Mack Team Enterprises Inc.dba The UPS Store #6815	(#,^)	38200 Ave. of the States, Fort Gordon, GA 30905	Couriers and Messengers	Term Loan	Prime plus	2.75%	12/9/2026	10.0	10.0	10.4	—%
New Life Hospital LLC	(#,^)	17400 Red Oak Dr., Houston, TX 77090	Hospitals	Term Loan	Prime plus	2.75%	12/8/2041	1,083.6	1,083.6	1,223.4	0.33%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Hanson's Greeks LLC	(#,^)	8132 N. 87th Pl., Ste A, Scottsdale, AZ 85258	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/8/2026	5.4	5.4	5.7	—%
The Lake Shore Hospitality Inc dba Dowagiac Baymont Inn & Suites	(#)	29291 Amerihost Dr., Dowagiac, MI 49047	Accommodation	Term Loan	Fixed	8.25%	12/5/2041	323.8	323.8	321.6	0.09%
Pebble Wood Lane, LLC and Good Sam's Assisted Living Resiidence,LLC	(#)	1 Pebble Wood Ln., Palm Coast, FL 32164	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	11/30/2041	62.4	62.4	70.4	0.02%
Quick Ship, LLC	(#,^)	448 W. 19th St, Houston, TX 77008	Couriers and Messengers	Term Loan	Prime plus	2.75%	11/30/2026	5.0	5.0	5.3	—%
Imaginarium Foods LLC,	(#,^)	751 N. Cable Rd., Lima, OH 45805	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/28/2042	331.9	331.9	374.7	0.10%
Usman Jalil, LLC dba Food Mart	(#,^)	147 N Washington St., Plainville, CT 06062	Gasoline Stations	Term Loan	Prime plus	2.75%	11/29/2041	165.3	165.3	186.7	0.05%
Access Staffing, LLC	(#,^)	360 Lexington Ave. 8th Floor, New York, NY 10017	Administrative and Support Services	Term Loan	Prime plus	2.75%	11/29/2026	590.3	590.3	614.8	0.16%
CRK Mens, LLC dba Spiff for Men	(#,^)	1335 Ave. of the Americas, New York, NY 10019	Personal and Laundry Services	Term Loan	Prime plus	2.75%	11/23/2026	50.0	50.0	52.1	0.01%
Bouquet Restaurant LLC	(#,^)	519 Main St., Covington, KY 41011	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/22/2041	86.0	86.0	97.1	0.03%
Broms Asset Management LLC	(#,^)	215 East 79th St. Apt 9E, New York, NY 10075	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus	2.75%	11/22/2026	58.1	58.1	60.5	0.02%
Skaggs RV Outlet LLC	(#,^)	301 Commerce Dr., Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	11/21/2026	48.1	48.1	50.4	0.01%
Catherine Christine Morin dba Purr-Fect Pets	(#,^)	1915 North Austin Ave., Georgetown, TX 78626	Personal and Laundry Services	Term Loan	Prime plus	2.75%	11/17/2026	9.0	9.0	9.4	—%
Hoosier Health Plus, LLC	(#,^)	520 East 8th St., Anderson, IN 46012	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	11/15/2026	41.8	41.8	43.8	0.01%
MIK LLC dba Firehouse Subs	(#,^)	17250 Royalton Rd, Strongsville, OH 44136	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/9/2026	107.1	107.1	111.7	0.03%
Dyer Properties, LLC and Bayview Pharmacy, Inc.	(#,^)	3844 Post Rd., Warwick, RI 02886	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	11/9/2041	214.2	214.2	241.8	0.06%
Fine Line Interiors, Inc.	(#,^)	2530 SW 30th Ave., Hallandale Beach, FL 33009	Repair and Maintenance	Term Loan	Prime plus	2.75%	11/4/2041	52.5	52.5	59.3	0.02%
Veracruz Shabo, LLC; Waterfalls Quick Lube LLC	(#)	1512 Atwood Ave., Johnston, RI 02919	Repair and Maintenance	Term Loan	Prime plus	2.75%	11/1/2041	105.6	105.6	119.2	0.03%
Glocecol LLC	(#,^)	10302 NW South River Dr., Bay #18, Miami, FL 33178	Administrative and Support Services	Term Loan	Prime plus	2.75%	11/1/2026	36.0	36.0	37.8	0.01%
Woodstock Enterprises Corp dba True Scent Candle Co	(#,^)	191 2nd Ave., Warwick, RI 02888	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	10/31/2041	78.5	78.5	88.6	0.02%
Moolchan Enterprises LLC dba Staying Green	(#,^)	2650 S.W. 154 Ave., Davie, FL 33331	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/31/2026	5.2	5.2	5.4	—%
Blakeslee Arpaia Chapman Inc and Chapman Construction Services LLC	(#,^)	200 North Branford Rd., Branford, CT 06405	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	10/24/2026	200.5	200.5	210.4	0.06%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Worldwide Estate, Inc. dba Washington Heights Manor	(#,^)	10620 W. Greenwood Ter., Milwaukee, WI 53224	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	10/21/2041	198.5	198.5	224.1	0.06%
Speaker City, Inc. dba Rollin Thunder	(#,^)	246 East Belt Blvd., Richmond, VA 23224	Electronics and Appliance Stores	Term Loan	Prime plus	2.75%	10/14/2041	110.7	110.7	124.9	0.03%
Justin Partlow	(#,^)	100 Independence Pl., Ste. 414, Tyler, TX 75703	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	10/13/2026	9.2	9.2	9.6	—%
Maine Service Corp	(#,^)	59-22 55th St., Maspeth, NY 11378	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	10/13/2026	77.1	77.1	80.9	0.02%
Reliable Recovery Services LLC	(#,^)	2401 West Mcdowell Rd., Phoenix, AZ 85009	Support Activities for Transportation	Term Loan	Prime plus	2.75%	10/7/2026	53.1	53.1	55.6	0.01%
Wyspen Corporation dba Charlestown Ace	(#,^)	5 Austin St., Charlestown, MA 02129	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	10/3/2026	17.0	17.0	17.7	—%
Ailky Corporation	(#,^)	352 Beford St., Lakeville, MA 02347	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	10/3/2026	111.8	111.8	116.7	0.03%
JJA Transportation Management Inc.	(#,^)	15 Church St., Upland, PA 19015	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	9/30/2026	22.0	22.0	22.9	0.01%
Seaway LLC and Reklaw LLC dba Allure Lounge	(#,^)	415 -417 Halsey Dr., Newark, NJ 07102	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/30/2041	121.0	121.0	136.6	0.04%
CNC Precision Machine, Inc.	(#,^)	18360 Industrial Cir., Burton, OH 44021	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/28/2041	1,135.3	1,135.3	1,281.7	0.34%
Beadon Inc	(#)	2601 Old Ocean City Rd, Salisbury, MD 21804	Food and Beverage Stores	Term Loan	Prime plus	2.75%	9/28/2026	10.4	10.4	10.9	—%
CD Game Exchange Inc.	(#)	3719 N Mississippi, Portland, OR 97227	Merchant Wholesalers, Durable Goods	Term Loan	Fixed	8.25%	9/28/2026	2.4	2.4	2.4	—%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch	(#,^)	24201 North Hwy. 1, Fort Bragg, CA 95437	Support Activities for Agriculture and Forestry	Term Loan	Prime plus	2.75%	9/26/2026	4.2	4.2	4.3	—%
Cuppiecakes LLC	(#,^)	313 S Main St., McGregor, TX 76557	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/21/2041	19.8	19.8	22.4	0.01%
Wrecking Crew Media LLC	(#,^)	229 Commercial Ave, Pittsburgh, PA 15212	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	9/21/2026	13.1	13.1	13.6	—%
Animal Intrusion Prevention Systems Holding Company, LLC dba Critter	(#,^)	1362-1366 W. Carrier Pkwy., Grand Prairie, TX 75050	Administrative and Support Services	Term Loan	Prime plus	2.75%	8/30/2026	61.6	61.6	64.1	0.02%
Raem Corporation dba Dryclean Express	(#,^)	557 West Whitney Rd., Fairport, NY 14450	Personal and Laundry Services	Term Loan	Prime plus	2.75%	8/29/2041	63.6	63.6	71.9	0.02%
Warren Dale Warrington dba Custom Paint and Body	(#,^)	705 S Market Ave., Fort Pierce, FL 34982	Repair and Maintenance	Term Loan	Prime plus	2.75%	8/26/2041	88.9	88.9	100.4	0.03%
TR Companies LLC dba Liberty Rental 4 U	(#,^)	410 N Church Rd., Liberty, MO 64068	Rental and Leasing Services	Term Loan	Prime plus	2.75%	8/25/2026	22.4	22.4	23.3	0.01%
Rosmel Pools Inc	(#,^)	9300 NW 25th St. Ste. 103, Miami, FL 33172	Repair and Maintenance	Term Loan	Prime plus	2.75%	8/25/2026	8.6	8.6	9.0	—%
Paul Belanger dba Paul Belanger Landscaping	(#,^)	2595 Military Ave, Los Angeles, CA 90064	Administrative and Support Services	Term Loan	Prime plus	2.75%	8/9/2026	6.8	6.8	7.1	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

USA General Investment LLC dba Braniff Paint and Body Shop	(#,^)	2290 NW 21st Ter., Miami, FL 33142	Repair and Maintenance	Term Loan	Prime plus	2.75%	7/29/2026	10.0	10.0	10.4	—%
The Hungry Rhino LLC	(#,^)	47 South Main St., Windsor Locks, CT 06096	Real Estate	Term Loan	Prime plus	2.75%	7/29/2041	66.8	66.8	75.4	0.02%
303 Tower Drive LLC	(#,^)	303 Tower Dr., Ste. A, Middletown, NY 10941	Repair and Maintenance	Term Loan	Prime plus	2.75%	7/29/2041	350.6	350.6	395.8	0.11%
676 Club LP dba The Green Door Tavern/The Drifter	(#,^)	676 and 678 North Orleans ST, Chicago, IL 60654	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/28/2041	613.0	613.0	692.0	0.18%
Apple Tree NC Inc dba Williams Farm & Garden Center	(#,^)	109 Barkside Ln., New Bern, NC 28562	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	7/28/2041	309.2	309.2	349.1	0.09%
Intrepid Trinity LLC	(#,^)	680 Douglas Ave, Providence, RI 02908	Nonstore Retailers	Term Loan	Prime plus	2.75%	7/28/2041	54.7	54.7	61.8	0.02%
JAG Unit 1, LLC dba Arooga's Grille House and Sports Bar	(#,^)	1 West Main St., Patchogue, NY 11772	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/27/2026	59.0	59.0	61.3	0.02%
EPEC Juice LLC dba Jamba Juice	(#,^)	810 Ninth St., Ste. 128, Durham, NC 27705	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/27/2026	37.1	37.1	38.5	0.01%
My Sainath Inc dba Motel 6	(#,^)	1008 E Crest Dr., Waco, TX 76705	Accommodation	Term Loan	Prime plus	2.75%	7/22/2041	279.2	279.2	315.2	0.08%
Franklin Firm LLC dba Luv 2 Play	(#,^)	1310 East Stan Schleuter Loop, Killeen, TX 76542	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	7/15/2041	30.3	30.3	34.2	0.01%
Martin Inventory Management LLC	(#,^)	304 1/2 Main St., Edgefield, SC 29824	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/30/2026	10.7	10.7	11.2	—%
P L H Pharmaco Inc dba Farmacia San Jose	(#,^)	149 48th St., Union City, NJ 07087	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	6/30/2026	64.8	64.8	67.7	0.02%
Desert Tacos LLC	(#,^)	245 East Bell Rd. Ste. A-2, Phoenix, AZ 85022	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/30/2026	44.1	44.1	46.1	0.01%
Corning Lumber Company Inc and Frank R Close and Son Inc dba Close	(#,^)	1314 Sixth St., Orland, CA 95963	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	6/30/2029	119.6	119.6	129.6	0.03%
VMA Technologies LLC	(#,^)	120 South Serenata Dr. Unit 332, Ponte Vedra Beach, FL 32082	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/30/2026	9.7	9.7	10.1	—%
O.D.S. Inc dba Four Seasons Health & Racquet and Step 'N' Motion, Inc	(#,^)	626 Delsea Dr. N, Glassboro, NJ 08028	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/29/2026	60.6	60.6	63.2	0.02%
WGI, LLC dba Williams Grant Inn	(#,^)	154 High St., Bristol, RI 02809	Accommodation	Term Loan	Prime plus	2.75%	6/29/2041	105.9	105.9	119.6	0.03%
Island Time Investments, LLC dba Swantown Inn Bed & Breakfast	(#,^)	1431 11th Ave SE, Olympia, WA 98501	Accommodation	Term Loan	Prime plus	2.75%	6/24/2041	88.5	88.5	99.9	0.03%
Shooting Sports Academy LLC and Jetaa LLC dba Shooting Sports Academy	(#,^)	27 Main St., Monroe, CT 06468	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/23/2041	436.8	436.8	493.1	0.13%
Visual Advantage LLC dba Signs Now Perryberg	(#,^)	23248 Dunbridge Rd., Perrysburg, OH 43443	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/23/2041	79.7	79.7	90.0	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Long Island Comedy LLC dba Governors and New York Comedy, LLC	(#,^)	90 A Division Ave., Levittown, NY 11756	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/23/2041	171.1	171.1	193.1	0.05%
Bagelicious, LLC	(#,^)	945 S Main St, Cheshire, CT 06410	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/17/2026	23.7	23.7	24.7	0.01%
Jai-Alexia Consulting, Inc.	(#,^)	14660 Paddock Dr., Wellington, FL 33414	Couriers and Messengers	Term Loan	Prime plus	2.75%	6/15/2026	5.1	5.1	5.3	—%
Pumpkin Patch Child Care of Southington, LLC and Giuseppe Pugliares	(#,^)	1137 West St., Southington, CT 06489	Social Assistance	Term Loan	Prime plus	2%	6/15/2041	444.6	444.6	502.0	0.13%
Luv 2 Play AZ LLC	(#,^)	15495 Bell Rd., Surprise, AZ 85374	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/10/2026	36.0	36.0	37.6	0.01%
Larry H. Patterson and Rainbow Movers, Inc	(#,^)	2325 Hollers Ave, Bronx, NY 10475	Truck Transportation	Term Loan	Prime plus	2.75%	6/6/2026	9.8	9.8	10.2	—%
AP5 LLC dba Krauser's Food Store	(#,^)	5 Pond Point Rd., Milford, CT 06460	Food and Beverage Stores	Term Loan	Prime plus	2.75%	6/2/2041	169.3	169.3	191.1	0.05%
ATI Jet Inc	(#,^)	7007 Boeing Dr., El Paso, TX 79925	Air Transportation	Term Loan	Prime plus	2.75%	5/31/2026	246.9	246.9	257.5	0.07%
Angelo Faia dba AVF Construction	(#,^)	55 Arbour Ln., Sewell, NJ 08080	Construction of Buildings	Term Loan	Prime plus	2.75%	5/27/2041	87.9	87.9	99.2	0.03%
Southwest Division Inc	(#,^)	2103 NE 3rd Ter., Cape Coral, FL 33909	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	5/26/2026	3.5	3.5	3.7	—%
Jack Frost Firewood Inc. and David Dubinsky	(#,^)	3168 Holland Rd., Virginia Beach, VA 23453	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	5/26/2041	179.8	179.8	203.0	0.05%
Horseshoe Barbecue, LLC	(#)	6555, 6565, 6575 N. Sandario Rd., Tucson, AZ 85743	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/23/2029	3.5	3.5	3.8	—%
Elderfriend Inc dba Granny Nannies dba GN Live Scan	(#)	1499 W. Palmetto Park Rd., Ste. #115, Boca Raton, FL 33486	Social Assistance	Term Loan	Prime plus	2.75%	5/20/2026	5.4	5.4	5.7	—%
Dedicated Incorporated	(#,^)	2916 North 39th St., Phoenix, AZ 85019	Administrative and Support Services	Term Loan	Prime plus	2.75%	5/18/2041	40.5	40.5	45.8	0.01%
FJN Catering Inc	(#,^)	106 Main St., Mineola, NY 11951	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/13/2041	229.5	229.5	259.1	0.07%
Pumpkin Patch Inc and Christine Feliciano and Antonio Feliciano	(#,^)	11 Kirby Rd., Cromwell, CT 06419	Social Assistance	Term Loan	Prime plus	2.75%	5/12/2041	115.5	115.5	130.4	0.03%
Sabir Inc. dba Bear Diner	(#,^)	603 Pulaski Hwy, Bear, DE 19701	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/11/2041	107.9	107.9	121.8	0.03%
Alpha Omega Trucking LLC	(#,^)	14432-52 State Line Rd., Brookings, OR 97415	Truck Transportation	Term Loan	Prime plus	2.75%	4/29/2041	153.0	153.0	172.7	0.05%
Loriet LLC	(#)	5001 Vivienda Way, Sarasota, FL 34235	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	4/29/2026	3.1	3.1	3.3	—%
Warner Home Comfort, LLC dba Smith Piping	(#,^)	1571 Canton Rd., NW, Carrollton, OH 44615	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/29/2041	71.7	71.7	81.0	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Empowerschool LLC and Empower Autism Academy, LLC	(#,^)	1250 South A. W. Grimes Rd., Round Rock, TX 78665	Social Assistance	Term Loan	Prime plus	2.75%	4/29/2041	132.2	132.2	149.2	0.04%
Hard Exercise Works Winter Park LLC	(#,^)	11551 University Blvd., Ste. 4C Building 1, Orlando, FL 32817	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/29/2026	17.3	17.3	18.0	—%
Costume World Inc	(#,^)	950 South Federal Hwy., Deerfield Beach, FL 33441	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	4/28/2041	1,135.7	1,135.7	1,282.2	0.34%
Accent Comfort Services, LLC	(#,^)	5035-C West W. T. Harris Blvd, Charlotte, NC 28269	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/26/2026	37.5	37.5	39.0	0.01%
Automotive Core Recycling, LLC and 828 Old Colony Road, LLC	(#,^)	27-29 Cooper St., Meriden, CT 06053	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	4/22/2041	217.4	217.4	245.5	0.07%
AAA Mill Direct, Inc. dba Carpet Mill Outlets	(#,^)	1 North Armistead Ave., Hampton, VA 23669	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	4/21/2026	3.3	3.3	3.4	—%
KNS Early Learning Academy LLC	(#,^)	57 Merritt St. SE, Marietta, GA 30060	Social Assistance	Term Loan	Prime plus	2.75%	4/6/2041	44.4	44.4	50.1	0.01%
Vehicle Safety Supply LLC	(#,^)	15 East 72nd St., Ste. 14-H, New York, NY 10021	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	3/31/2026	6.2	6.2	6.4	—%
Dana A. Farley dba Independent Cabinets	(#,^)	5805 NE Minder Rd, Poulsbo, WA 98370	Furniture and Related Product Manufacturing	Term Loan	Prime plus	2.75%	3/31/2041	56.0	56.0	63.2	0.02%
Cameo Carter, MD A Professional Corporation dba The Garden Pediatric	(#,^)	101 East Redlands Blvd., Ste. 106, Redlands, CA 92373	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/31/2026	30.5	30.5	31.7	0.01%
MTS Car Service LLC	(#,^)	9 Gibson Ct. Apt# 1, Norwalk, CT 06854	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	3/30/2026	4.3	4.3	4.4	—%
Gordon Rogers and Heidi Rogers dba Stone House Motor Inn	(#,^)	162 Danielson Pike, Foster, RI 02825	Accommodation	Term Loan	Prime plus	2.75%	3/30/2026	9.3	9.3	9.7	—%
Wyldewood Cellars, Inc.	(#,^)	951 East 119th St, Mulvane, KS 67120	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	3/30/2041	917.2	917.2	1,035.5	0.28%
Barrocas Gym LLC dba Snap Fitness	(#,^)	260 West Main St., Avon, CT 06001	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/29/2026	7.6	7.6	7.9	—%
Revolution Physical Therapy LLC dba Apex Network Physical Therapy	(#,^)	2705 Dougherty Ferry Rd. Ste. 104, St. Louis, MO 63122	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/25/2026	9.3	9.3	9.6	—%
ActKnowledge, Inc	(#,^)	365 5th Ave., New York, NY 10016	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/24/2026	50.9	50.9	53.0	0.01%
Precious Care LLC and Precious Care Management LLC	(#,^)	186-06 Union Turnpike, Fresh Meadows, NY 11364	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/21/2026	215.2	215.2	223.5	0.06%
Kekoa Enterprises Inc dba Signarama Sandy	(#,^)	8942 South 700 East, Sandy, UT 84070	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/18/2026	20.2	20.2	20.9	0.01%
Brian T Rice dba BD Logging	(#,^)	800 3rd St Apt B, St Marys, WV 26170	Forestry and Logging	Term Loan	Prime plus	2.75%	3/17/2026	0.7	0.7	0.8	—%
R & D Enterprises Inc dba My Pool Man	(#,^)	291 North Texas Ave., Orlando, FL 32805	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/15/2026	20.4	20.4	21.1	0.01%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Mustafa Inc and Raouf Properties LLC	(#,^)	3538 Pin Oak Dr, San Antonio, TX 78229	Food and Beverage Stores	Term Loan	Prime plus	2.75%	3/14/2041	65.0	65.0	73.4	0.02%
Dupre Capital LLC dba Fastsigns	(#,^)	215 Quartermaster Ct., Jeffersonville, IN 47130	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	3/11/2026	23.8	23.8	24.7	0.01%
Step Up Academy of the Arts LLC	(#,^)	2558 Wigwam Pkwy Ste A, Henderson, NV 89074	Educational Services	Term Loan	Prime plus	2.75%	3/9/2026	3.3	3.3	3.4	—%
Faith Summit Supply Inc dba Summit Supply and Summit True Value	(#,^)	8584 US Business Hwy. 277, Haskell, TX 79521	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	3/9/2026	9.2	9.2	9.5	—%
Swerve Salon LLC	(#,^)	1419 N Wells St., Chicago, IL 60610	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/8/2026	32.2	32.2	33.4	0.01%
Drug Detection Laboratories, Inc. and Minh Tran	(#,^)	9700 Business Park Dr., Sacramento, CA 95827	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/28/2026	7.9	7.9	8.2	—%
Living Essentials HVAC Corp	(#,^)	42 West St., Apt 24, Randolph, MA 02368	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/28/2026	6.0	6.0	6.2	—%
The River Beas, LLC dba Subway and Punam Singh	(#,^)	5516 Baltimore Ave, Hyattsville, MD 20781	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/28/2041	117.6	117.6	132.8	0.04%
Aaradhya LLC dba Market Square Laundry	(#,^)	7727 Crittenden St., Philadelphia, PA 19118	Personal and Laundry Services	Term Loan	Prime plus	2.75%	2/23/2026	30.8	30.8	32.0	0.01%
Gilmore Heights Dental Holdings, LTD and Chas Rob LLC	(#,^)	2250 Warrensville Center Rd., University Heights, OH 44118	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/12/2029	182.2	182.2	196.0	0.05%
Jersey Shore Marina & Boat Sales, Inc.	(#,^)	841 Rte. 70 East, Brick, NJ 08724	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/12/2041	372.7	372.7	420.8	0.11%
Dolarian Realty LLC and OV's Restaurant Inc	(#,^)	34 Old Colony Ave., East Taunton, MA 02718	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/5/2041	58.5	58.5	66.1	0.02%
Lemonberry Food Stores Inc dba Lemonberry Frozen Yogurt	(#,^)	1196 Inverness Ln., Stow, OH 44224	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/29/2025	42.7	42.7	44.3	0.01%
MCF Forte LLC	(#,^)	1245 W Baseline Rd Unit 105, Mesa, AZ 85202	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/29/2025	7.1	7.1	7.4	—%
Panditos LLC dba White Lotus Home	(#,^)	431 Raritan Ave., Highland Park, NJ 08904	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	12/28/2025	6.0	6.0	6.2	—%
Ridge Road Equestrian LLC dba Ricochet Ridge Ranch Inc	(#,^)	24201 North Hwy 1, Fort Bragg, CA 95437	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/23/2040	88.2	88.2	99.6	0.03%
Joyce Outdoor Advertising Chicago LLC	(#,^)	2443 West 16th St., Chicago, IL 60608	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/22/2040	259.6	259.6	293.0	0.08%
Premier Athletic Center of Ohio Inc. and Gates Investments and Wade	(#,^)	8957 Kingsridge Dr., Centerville, OH 45459	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/22/2028	436.6	436.6	469.1	0.12%
Hattingh Incorporated dba Prosthetic Care Facility	(#,^)	4415 Woodridge Pkwy, Ste 180, Leesburg, VA 20176	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/21/2025	6.8	6.8	7.1	—%
Trip Consultants U.S.A. Inc.	(#,^)	311 85th St., Brooklyn, NY 11209	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/18/2025	63.1	63.1	65.3	0.02%
Accent Tag and Label Inc	(#,^)	2201 Rittenhouse St, Des Moines, IA 50321	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	12/18/2040	570.8	570.8	644.4	0.17%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Sourceco Limited Liability Company	(#)	17 Palmer Ave., West Long Branch, NJ 07764	Merchant Wholesalers, Nondurable Goods	Term Loan	Fixed	6.5%	12/17/2025	10.4	10.4	10.3	—%
JAG Unit 1, LLC	(#,^)	1 West Main St., Patchogue, NY 11772	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/16/2025	101.7	101.7	105.3	0.03%
Moments to Remember USA LLC dba Retain Loyalty	(#,^)	1250 Sanders Ave. SW, Massillon, OH 44646	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/16/2025	34.9	34.9	36.2	0.01%
DC Enterprises Ltd. dba Lakeview True Value	(#,^)	318 North F St., Lakeview, OR 97630	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	12/14/2025	8.5	8.5	8.9	—%
Basista Family Limited Partnership and UPE, Inc.	(#,^)	3401 Brecksville Rd, Richfield, OH 44286	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	12/14/2040	294.8	294.8	332.9	0.09%
DWeb Studio, Inc.	(#,^)	10800 E. Bethany Dr., Ste. 275, Aurora, CO 80014	Educational Services	Term Loan	Prime plus	2.75%	11/25/2025	4.2	4.2	4.3	—%
Ronny Ramirez RX Corp dba Naturxheal Family Pharmacy	(#,^)	3105 NW 107 Ave. Ste 102, Doral, FL 33172	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	11/20/2025	32.6	32.6	33.7	0.01%
S.B.B. Enterprises Inc dba Williamston Hardware	(#,^)	139 S Putnam St., Williamston, MI 48895	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	11/19/2040	93.1	93.1	105.1	0.03%
Financial Network Recovery Inc	(#,^)	250 E Easy St. Ste. 1, Simi Valley, CA 93065	Administrative and Support Services	Term Loan	Prime plus	2.75%	10/26/2025	14.4	14.4	14.9	—%
ADMO Inc dba Mid States Equipment	(#,^)	16180 Westwoods Business Park, Ellisville, MO 63021	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	10/8/2025	8.1	8.1	8.4	—%
Barub Realty LLC and Barub LLC dba Woodlawn Cabinets	(#,^)	1838 Adee Ave., Baychester, NY 10469	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	9/30/2040	77.7	77.7	87.7	0.02%
Binky's Vapes LLC	(#,^)	10539 Greenbelt Rd. Ste. 102, Lanham, MD 20706	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	9/30/2025	7.9	7.9	8.2	—%
Prestigious LifeCare for Seniors LLC	(#,^)	5701 North Pine Island Rd., Tamarac, FL 33321	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	9/25/2025	3.4	3.4	3.6	—%
Daniel W. Stark dba Mountain Valley Lodge and RV Park	(#,^)	223 Hwy 80, Rodeo, NM 88056	Accommodation	Term Loan	Prime plus	2.75%	9/25/2040	11.5	11.5	13.0	—%
St Lawrence Hotel Corp and Oheka Catering Inc dba Quality Inn	(#,^)	10 West Orvis St., Massena, NY 13662	Accommodation	Term Loan	Prime plus	2.75%	9/24/2040	534.0	534.0	602.8	0.16%
Finish Strong Inc dba FASTSIGNS St Peters	(#,^)	98 North Hillview Dr., St Peters, MO 63376	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	9/23/2025	17.5	17.5	18.1	—%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd., Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/21/2025	17.4	17.4	18.0	—%
MiJoy Inc dba Imo's Pizza	(#,^)	215 South Kirkwood Rd., Kirkwood, MO 63122	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/18/2025	2.9	2.9	3.0	—%
Naeem Khan LTD	(#,^)	260 West 36h St., New York, NY 10018	Apparel Manufacturing	Term Loan	Prime plus	2.75%	9/17/2025	43.9	43.9	45.3	0.01%
FirstVitals Health and Wellness Inc	(#,^)	521 Ala Moana Blvd. Ste. 261, Honolulu, HI 96813	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	9/15/2025	62.5	62.5	64.6	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Gardner's Wharf Holdings LLC and Gardner's Wharf Seafood Inc	(#,^)	170 Main St., North Kingstown, RI 02852	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	9/8/2040	120.0	120.0	135.5	0.04%
Empower Autism Academy	(#,^)	1250 South A. W. Grimes Rd., Round Rock, TX 78664	Social Assistance	Term Loan	Prime plus	2.75%	9/4/2040	585.5	585.5	661.0	0.18%
God Be Glorified Inc dba GBG Inc	(#,^)	40 West. 162nd St, South Holland, IL 60473	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	8/20/2025	18.1	18.1	18.7	—%
GDP Gourmet LLC dba Joe and John's Pizza Restaurant	(#,^)	136 New Jersey Ave, Absecon, NJ 08201	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	8/19/2040	123.5	123.5	139.5	0.04%
Murrayville Donuts, Inc dba Dunkin' Donuts	(#,^)	2304 N College Rd, Wilmington, NC 28405	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/15/2040	310.7	310.7	350.7	0.09%
Jonathan E Nichols and Nichols Fire and Security LLC	(#,^)	1906 Vanderhorn Dr., Memphis, TN 38134	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/30/2025	24.1	24.1	24.9	0.01%
Summit Beverage Group LLC	(#,^)	211 Washington Ave., Marion, VA 24354	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	8/29/2030	184.7	184.7	202.4	0.05%
Jihan Inc dba ARCO AM/PM and Diana Inc dba Diana's Recycling	(#,^)	13886 Campo Rd., Jamul, CA 91935	Gasoline Stations	Term Loan	Prime plus	2.75%	6/26/2040	322.1	322.1	363.6	0.10%
CEM Autobody LLC dba Dawn's Autobody	(#,^)	7 Division St, Keyport, NJ 07735	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/26/2040	115.0	115.0	129.8	0.03%
TJU-DGT Inc dba The Lorenz Cafe	(#,^)	714-718 Lorenz Ave, Pittsburgh, PA 15220	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/26/2029	12.0	12.0	13.0	—%
Wolf Enviro Interests, LLC and Enviromax Services Inc	(#,^)	18002 Mueschke Rd., Cypress, TX 77433	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/25/2040	208.9	208.9	235.9	0.06%
RJI Services, Inc.	(#,^)	353 E Angeleno Ste. G, Burbank, CA 91502	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/23/2025	7.2	7.2	7.5	—%
Real Help LLC dba Real Help Decorative Concrete	(#,^)	2221 Broadway St., Buffalo, NY 14212	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/22/2025	17.1	17.1	17.7	—%
KRN Logistics, LLC and Newsome Trucking, Inc	(#)	2262 Hwy 53 W, Jasper, GA 30143	Truck Transportation	Term Loan	Prime plus	2.75%	6/19/2025	29.8	29.8	30.8	0.01%
AM PM Properties, LLC and AM PM Willington, LLC	(#,^)	1308 Stafford Rd., Storrs Mansfield, CT 06268	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/17/2040	73.6	73.6	83.1	0.02%
Mirage Plastering Inc and Mpire LLC and Mpire II LLC	(#,^)	1802 W Grant Rd. Ste. 114, Tucson, AZ 85745	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/12/2040	117.6	117.6	132.8	0.04%
Eldredge Tavern LLC dba Gonyea's Tavern	(#,^)	150 Main St., Pascoag, RI 02859	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/8/2040	47.7	47.7	53.8	0.01%
ViAr Visual Communications, Inc. dba Fastsigns 281701	(#,^)	4721 University Way NE, Seattle, WA 98105	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	6/5/2025	20.0	20.0	20.6	0.01%
Medworxs LLC	(#,^)	10901 W. Toller Dr., Littleton, CO 80127	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	6/3/2025	40.3	40.3	41.6	0.01%
DTM Parts Supply Inc.	(#)	31 Sageman St, Mount Vernon, NY 10550	Merchant Wholesalers, Durable Goods	Term Loan	Fixed	7%	6/2/2025	25.2	25.2	25.1	0.01%
XCESSIVE THROTTLE, INC dba Jake's Roadhouse	(#,^)	5980 Lamar St., Arvada, CO 80003	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/29/2025	2.5	2.5	2.6	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Douglas Posey and Sally Watkinson dba Audrey's Farmhouse	(#,^)	2188 Brunswyck Rd., Wallkill, NY 12589	Accommodation	Term Loan	Prime plus	2.75%	5/20/2040	147.2	147.2	166.2	0.04%
15 McArdle LLC and No Other Impressions Inc	(#,^)	15 McArdle St., Rochester, NY 14611	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	5/15/2040	155.7	155.7	175.7	0.05%
South Park Properties LLC and Midlothian Hardware LLC	(#,^)	4751 147th St., Midlothian, IL 60445	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	5/6/2040	40.4	40.4	45.6	0.01%
Matthew Taylor and Landon Farm LLC	(#,^)	6103 N Church St, Greensboro, NC 27455	Personal and Laundry Services	Term Loan	Prime plus	2.75%	5/4/2040	85.0	85.0	95.9	0.03%
Cares Inc dba Dumpling Grounds Day Care Center	(#,^)	4508 Blakiston St., Philadelphia, PA 19136	Social Assistance	Term Loan	Prime plus	2.75%	5/1/2040	68.5	68.5	77.3	0.02%
Diamond Solutions LLC	(#,^)	7845 East Evans Rd. Ste. A, Scottsdale, AZ 85260	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	4/21/2025	5.8	5.8	6.0	—%
Faramarz Nikourazm dba Car Clinic Center	(#,^)	10707 Shady Trail, Dallas, TX 75220	Repair and Maintenance	Term Loan	Prime plus	2.75%	4/3/2040	49.7	49.7	56.1	0.01%
Shorr Enterprises Inc dba New Design Furniture Manufacturers	(#,^)	3033 NW 28 St., Lauderdale Lakes, FL 33311	Furniture and Related Product Manufacturing	Term Loan	Prime plus	2.75%	3/27/2025	31.2	31.2	32.1	0.01%
Shellhorn and Hill Inc dba Total Fleet Service	(#,^)	501 South Market St, Wilmington, DE 19801	Nonstore Retailers	Term Loan	Prime plus	2.75%	3/27/2040	411.3	411.3	464.3	0.12%
Joyce Outdoor Advertising NJ LLC and Joyce Outdoor Advertising LLC	(#,^)	800 James Ave., Scranton, PA 18510	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/26/2040	45.4	45.4	51.3	0.01%
Zero-In Media Inc	(#,^)	1123 Broadway Ste. 704, New York, NY 10010	Data Processing, Hosting, and Related Services	Term Loan	Prime plus	2.75%	3/25/2025	6.6	6.6	6.8	—%
Loriet LLC	(#,^)	5001 Vivienda Way, Sarasota, FL 34235	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	3/24/2025	3.5	3.5	3.6	—%
Shelton Incorporated dba Mrs. Winners	(#,^)	4509 N. Henry Blvd., Stockbridge, GA 30281	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/20/2040	94.6	94.6	106.8	0.03%
MMS Realty, LLC and Molecular MS Diagnostics LLC	(#,^)	1224 Greenwich Ave., Warwick, RI 02886	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/18/2040	126.7	126.7	143.0	0.04%
Royal Crest Motors LLC	(#,^)	769 Amesbury Rd, Haverhill, MA 01830	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	3/16/2040	76.7	76.7	86.6	0.02%
Luigi's on Main LLC and Luigi's Main Street Pizza Inc	(#,^)	491 Montauk Hwy., Eastport, NY 11941	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	3/4/2025	3.3	3.3	3.4	—%
Pace Motor Lines, Inc.	(#,^)	1425 Honeyspot Rd. Extension, Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus	2.75%	2/26/2025	18.2	18.2	18.8	0.01%
Kingseal LLC dba Desoto Health and Rehab Center	(#,^)	475 Nursing Home Dr., Arcadia, FL 34266	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	2/26/2040	1,071.4	1,071.4	1,209.6	0.32%
Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 60636	Social Assistance	Term Loan	Prime plus	2.75%	2/19/2040	52.4	52.4	59.1	0.02%
Grand Blanc Lanes, Inc. and H, H and H, LLC	(#,^)	5301 S Saginaw Rd, Flint, MI 48507	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/31/2039	98.5	98.5	111.2	0.03%
First Prevention and Dialysis Center, LLC	(#,^)	17940 NW 27th Ave., Miami Gardens, FL 33056	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/30/2024	71.4	71.4	73.3	0.02%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Bowlerama Inc	(#,^)	3031 New Castle Ave, New Castle, DE 19720	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/24/2039	1,051.0	1,051.0	1,186.6	0.32%
The Lodin Group LLC and Lodin Health Imaging Inc dba Highlands Breast	(#,^)	114-115 Medical Center Ave., Sebring, FL 33870	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/23/2039	462.9	462.9	522.6	0.14%
The Jewelers Inc. dba The Jewelers of Las Vegas	(#,^)	2400 Western Ave., Las Vegas, NV 89102	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	2.75%	12/19/2024	265.4	265.4	272.6	0.07%
Will Zac Management LLC dba Papa John's	(#)	2410 West Jefferson St., Ste. B, Joliet, IL 60435	Food Services and Drinking Places	Term Loan	Fixed	6.25%	12/19/2024	8.0	8.0	8.0	—%
B.S. Ventures LLC dba Dink's Market	(#,^)	48649 Hwy. 58, Oakridge, OR 97463	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/19/2039	45.1	45.1	50.9	0.01%
B & W Towing, LLC and Boychucks Fuel LLC	(#,^)	701 Addison Rd., Painted Post, NY 14870	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/17/2039	132.9	132.9	150.1	0.04%
Kemmer LLC and Apples Tree Top Liquors LLC	(#,^)	1300 S Jackson St., Salem, IN 47167	Food and Beverage Stores	Term Loan	Prime plus	2.75%	12/4/2039	115.3	115.3	130.1	0.03%
Teamnewman Enterprises LLC dba Newmans at 988 and John H. Newman	(#,^)	988 Hemlock St., Cannon Beach, OR 97110	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/25/2039	98.5	98.5	111.2	0.03%
Legacy Estate Planning Inc dba American Casket Enterprises	(#,^)	2176 Rte. 119 North, Greensburg, PA 15601	Personal and Laundry Services	Term Loan	Prime plus	2.75%	11/21/2024	10.5	10.5	10.8	—%
DC Real LLC and DC Enterprises LTD dba Lakeview True Value	(#,^)	318 North F St., Lakeview, OR 97630	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	11/20/2039	99.8	99.8	112.6	0.03%
Heartland American Properties LLC and Skaggs RV Outlet LLC	(#,^)	301 Commerce Dr., Elizabethtown, KY 42701	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	10/31/2039	396.8	396.8	448.0	0.12%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd., Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	10/10/2024	43.7	43.7	44.9	0.01%
DNT Storage and Properties LLC	(#,^)	38 Old National Pike, West Alexander, PA 15376	Real Estate	Term Loan	Prime plus	2.75%	10/10/2039	84.4	84.4	95.3	0.03%
Doctors Express Management of Central Texas LLC	(#,^)	3614 SW HK Dodgen Loop, Ste F, Temple, TX 76504	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	10/8/2024	1.6	1.6	1.6	—%
Michael Rey Jr. and Lynn J. Williams and GIG Petcare dba Hickory	(#,^)	900 Alpine Rd., Bridgeville, PA 15017	Personal and Laundry Services	Term Loan	Prime plus	2.75%	10/3/2039	101.8	101.8	114.9	0.03%
Rocco's LLC and Pantalone Inc dba Rocco's	(#,^)	79 Beach Rd. Vineyard Haven, Vineyard Haven, MA 02568	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/30/2039	211.5	211.5	238.8	0.06%
Gordon E Rogers dba Stonehouse Motor Inn	(#,^)	162 Danielson Pike, Foster, RI 02825	Accommodation	Term Loan	Prime plus	2.75%	9/26/2039	47.5	47.5	53.7	0.01%
Tavern Properties LLC and Wildwood Tavern LLC	(#,^)	6480 West Touhy Ave., Niles, IL 60714	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/15/2039	354.3	354.3	400.0	0.11%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 N Beach St., Fort Worth, TX 76111	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/15/2024	69.7	69.7	71.4	0.02%
Alpha Preparatory Academy LLC	(#,^)	4462 Mink Livsey Rd., Snellville, GA 30039	Social Assistance	Term Loan	Prime plus	2.75%	8/15/2039	120.2	120.2	135.8	0.04%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Hamer Road Auto Salvage, LLC and Scott T. Cook and Nikki J. Cook	(#,^)	10463 Hamer Rd, Georgetown, OH 45121	Motor Vehicle and Parts Dealers	Term Loan	Fixed	6%	8/8/2039	113.1	113.1	112.6	0.03%
575 Columbus Avenue Holding Company, LLC and LA-ZE LLC	(#,^)	575 Columbus Ave., New Haven, CT 06519	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/30/2039	16.7	16.7	18.9	0.01%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Rd. Extension, Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus	2.75%	7/24/2039	123.0	123.0	138.9	0.04%
Honeyspot Investors LLP and Pace Motor Lines Inc	(#,^)	1425 Honeyspot Rd. Extension, Stratford, CT 06615	Truck Transportation	Term Loan	Prime plus	2.75%	6/30/2039	717.0	717.0	809.4	0.22%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave. Rte. 53, Lisle, IL 60532	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/30/2024	19.5	19.5	19.9	0.01%
Nikobella Properties LLC and JPO Inc dba Village Car Wash	(#,^)	1372 South US Rte. 12, Fox Lake, IL 60020	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/25/2039	423.6	423.6	478.3	0.13%
Big Sky Plaza LLC and Strickland, Incorporated dba Livingston True	(#,^)	1313 West Park St. #1, Livingston, MT 59047	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	6/20/2039	191.4	191.4	216.1	0.06%
Sico & Walsh Insurance Agency Inc and The AMS Trust	(#,^)	106 Concord Ave., Belmont, MA 02478	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	6/6/2039	76.7	76.7	86.6	0.02%
Sujata Inc dba Stop N Save Food Mart and Dhruvesh Patel	(#,^)	15637 St Clair Ave, Cleveland, OH 44110	Food and Beverage Stores	Term Loan	Prime plus	2.75%	6/3/2024	3.3	3.3	3.4	—%
Long Island Barber Institute Inc	(#,^)	266 Greenwich St., Hempstead, NY 11550	Educational Services	Term Loan	Prime plus	2.75%	6/2/2039	45.5	45.5	51.4	0.01%
Pocono Coated Products, LLC	(#,^)	100 Sweetree St., Cherryville, NC 28021	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	5/30/2024	4.3	4.3	4.4	—%
The River Beas LLC and Punam Singh	(#,^)	11704 Centurion Way, Potomac, MD 20854	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/8/2039	73.8	73.8	83.3	0.02%
AS Boyals LLC dba Towne Liquors	(#,^)	117 South Broad St., Woodbury City, NJ 08096	Food and Beverage Stores	Term Loan	Prime plus	2.75%	4/29/2039	88.7	88.7	100.2	0.03%
Gerami Realty, LC; Sherrill Universal City Corral, LP	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/23/2027	37.6	37.6	39.8	0.01%
Island Wide Realty LLC and Long Island Partners, Inc.	(#,^)	201-203-205 West Merrick Rd., Valley Stream, NY 11580	Real Estate	Term Loan	Prime plus	2.75%	4/22/2039	84.5	84.5	95.4	0.03%
Wilshire Media Systems Inc	(#,^)	2649 Townsgate Rd. Ste. 500, Westlake Village, CA 91361	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	4/17/2024	32.1	32.1	32.8	0.01%
1899 Tavern & Tap LLC and Ale House Tavern & Tap LLC	(#,^)	1899 State Rte. 35, South Amboy, NJ 08879	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	4/9/2039	91.4	91.4	103.2	0.03%
Cormac Enterprises and Wyoming Valley Beverage Incorporated	(#,^)	63 S Wyoming Ave, Edwardsville, PA 18704	Food and Beverage Stores	Term Loan	Prime plus	2.75%	3/20/2039	90.0	90.0	101.6	0.03%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

R & R Boyal LLC dba Cap N Cat Clam Bar and Little Ease Tavern	(#,^)	3111 and 3135 Delsea Dr., Franklinville, NJ 08322	Food and Beverage Stores	Term Loan	Prime plus	2.75%	2/28/2039	338.4	338.4	382.1	0.10%
952 Boston Post Road Realty, LLC and HNA LLC dba Styles International	(#,^)	952 Boston Post Rd., Milford, CT 06460	Personal and Laundry Services	Term Loan	Prime plus	2.75%	2/28/2039	167.7	167.7	189.3	0.05%
Summit Beverage Group LLC	(#,^)	211 Washington Ave, Marion, VA 24354	Beverage and Tobacco Product Manufacturing	Term Loan	Prime plus	2.75%	2/28/2024	56.4	56.4	57.4	0.02%
Faith Memorial Chapel LLC	(#,^)	600 9th Ave. North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus	2.75%	2/28/2039	173.4	173.4	195.8	0.05%
96 Mill Street LLC, Central Pizza LLC and Jason Bikakis George Bikaki	(#,^)	96 Mill St., Berlin, CT 06037	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/12/2039	114.2	114.2	128.9	0.03%
986 Dixwell Avenue Holding Company, LLC and Mughali Foods, LLC	(#,^)	986 Dixwell Ave., Hamden, CT 06510	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	2/7/2039	80.7	80.7	91.1	0.02%
Sarah Sibadan dba Sibadan Agency	(#,^)	102-05 101st Ave., Ozone Park, NY 11416	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	1/27/2039	104.5	104.5	118.0	0.03%
Icore Enterprises Inc dba Air Flow Filters Inc	(#,^)	151 W 24th St, Hialeah, FL 33010	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	1/15/2024	3.3	3.3	3.3	—%
Nutmeg North Associates LLC Steeltech Building Products Inc	(#,^)	636 Nutmeg Rd. North, South Windsor, CT 06074	Construction of Buildings	Term Loan	Prime plus	2.75%	12/31/2038	737.5	737.5	832.7	0.22%
KK International Trading Corporation	(#,^)	219 Lafayette Dr., Syosset, NY 11791	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	12/23/2028	99.4	99.4	107.0	0.03%
Kurtis Sniezek dba Wolfe's Foreign Auto	(#,^)	712 5th St., New Brighton, PA 15066	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/20/2038	71.6	71.6	80.8	0.02%
920 CHR Realty LLC; V. Garofalo Carting Inc	(#,^)	920 Crooked Hill, Brentwood, NY 11717	Waste Management and Remediation Services	Term Loan	Prime plus	2.75%	12/10/2038	338.0	338.0	381.6	0.10%
DKB Transport Corp	(#,^)	555 Water Works Rd., Old Bridge, NJ 08857	Truck Transportation	Term Loan	Prime plus	2.75%	12/5/2038	111.8	111.8	126.2	0.03%
Firm Foundations Inc David S Gaitan Jr and Christopher K Daigle	(#,^)	1455 S Richland Creek Rd, Sugar HIll, GA 30518	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/3/2038	66.3	66.3	74.9	0.02%
BVIP Limousine Service LTD	(#,^)	887 W Liberty, Medina, OH 44256	Transit and Ground Passenger Transportation	Term Loan	Prime plus	2.75%	11/27/2038	61.4	61.4	69.3	0.02%
AcuCall LLC	(#,^)	824 U.S Hwy. 1, Ste. 335, North Palm Beach, FL 33408	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	11/21/2023	2.0	2.0	2.0	—%
Kids in Motion of Springfield LLC dba The Little Gym of Springfield IL	(#,^)	3039-3043 Hedley, Springfield, IL 62704	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	11/18/2023	6.1	6.1	6.1	—%
Polpo Realty, LLC; Polpo Restaurant, LLC	(#,^)	554 Old Post Rd. #3, Greenwich, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	11/6/2038	51.3	51.3	57.9	0.02%
Master CNC Inc & Master Properties LLC	(#,^)	11825 29 Mile Rd., Washington, MI 48095	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/31/2038	478.4	478.4	540.1	0.14%
1 North Restaurant Corp dba 1 North Steakhouse	(#,^)	322 W. Montauk Hwy, Hampton Bays, NY 11946	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	10/31/2038	168.3	168.3	190.0	0.05%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Janice B. McShan and The Metropolitan Day School, LLC	(#,^)	2817 Lomb Ave., Birmingham, AL 35208	Social Assistance	Term Loan	Prime plus	2.75%	10/31/2023	4.8	4.8	4.9	—%
Mid-Land Sheet Metal Inc	(#,^)	125 E Fesler St., Santa Maria, CA 93454	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/31/2038	109.9	109.9	124.1	0.03%
Clairvoyant Realty Corp. and Napoli Marble & Granite Design, Ltd	(#,^)	77 Mill Rd., Freeport, NY 11520	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	10/24/2038	117.5	117.5	132.7	0.04%
Cencon Properties LLC and Central Connecticut Warehousing Company, In	(#,^)	37 Commons Ct., Waterbury, CT 06704	Warehousing and Storage	Term Loan	Prime plus	2.75%	9/30/2038	275.2	275.2	310.7	0.08%
Anthony C Dinoto and Susan S P Dinoto and Anthony C Dinoto Funeral	(#,^)	17 Pearl St., Mystic, CT 06355	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/26/2038	79.7	79.7	90.0	0.02%
Kiddie Steps 4 You Inc.	(#,^)	1700 West 63rd St., Chicago, IL 60636	Social Assistance	Term Loan	Prime plus	2.75%	9/25/2038	73.0	73.0	82.4	0.02%
Serious-Fun in Alpharetta, LLC dba The Little Gym of Alpharetta	(#,^)	11585 Jones Bridge Rd., Ste. 4G, Johns Creek, GA 30022	Educational Services	Term Loan	Prime plus	2.75%	9/20/2023	5.0	5.0	5.1	—%
Faith Memorial Chapel LLC	(#,^)	600 9th Ave. North, Bessemer, AL 35020	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/20/2038	213.5	213.5	241.0	0.06%
Grafio Inc dba Omega Learning Center-Acworth	(#,^)	5330 Brookstone Dr., Ste. 320, Acworth, GA 30101	Educational Services	Term Loan	Prime plus	2.75%	9/13/2023	17.9	17.9	18.1	—%
Sound Manufacturing Inc	(#,^)	51 Donnelley Rd., Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/12/2028	27.5	27.5	29.5	0.01%
Prospect Kids Academy Inc	(#,^)	532 St Johns Pl., Brooklyn, NY 11238	Educational Services	Term Loan	Prime plus	2.75%	9/11/2038	99.1	99.1	111.9	0.03%
Schmaltz Holdings, LLC and Schmaltz Operations, LLC	(#,^)	3408 Castle Rock Farm Rd., Pittsboro, NC 27312	Personal and Laundry Services	Term Loan	Prime plus	2.75%	9/4/2038	171.4	171.4	193.5	0.05%
Caribbean Concepts, Inc. dba Quick Bleach	(#,^)	120 East 56th St., St.#730, New York, NY 10022	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	8/12/2023	2.0	2.0	2.0	—%
Angkor Restaurant Inc	(#,^)	10 Traverse St., Providence, RI 02903	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/19/2038	73.7	73.7	83.2	0.02%
Harbor Ventilation Inc and Estes Investment, LLC	(#,^)	509 East Park St., Livingston, MT 59047	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	7/19/2038	1.9	1.9	2.1	—%
Tri County Heating and Cooling Inc.	(#,^)	509 East Park St., Livingston, MT 59047	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	7/19/2023	6.8	6.8	6.9	—%
GIA Realty LLC and VRAJ GIA LLC dba Lakeview Laundromat	(#,^)	411 Sharp St., Millville, NJ 08332	Personal and Laundry Services	Term Loan	Prime plus	2.75%	6/28/2038	76.8	76.8	86.7	0.02%
Maxiflex LLC	(#,^)	512 Verret St., New Orleans, LA 70114	Miscellaneous Manufacturing	Term Loan	Prime plus	2.75%	6/28/2023	3.0	3.0	3.0	—%
Blakeslee Arpaia Chapman, Inc. dba Blakeslee Industrial Services	(#,^)	200 North Branford Rd., Branford, CT 06405	Heavy and Civil Engineering Construction	Term Loan	Prime plus	2.75%	6/18/2028	425.7	425.7	456.0	0.12%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

KDP LLC and KDP Investment Advisors, Inc and KDP Asset Management, Inc	(#,^)	24 Elm St., Montpelier, VT 05602	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Term Loan	Prime plus	2.75%	6/14/2023	26.0	26.0	26.2	0.01%
Absolute Desire LLC and Mark H. Szierer and Sophisticated Smile	(#,^)	85 Reaville Ave., Flemington, NJ 08822	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/5/2038	148.4	148.4	167.6	0.04%
Gregory P Jellenek OD and Associates PC dba Gregory P Jellenek OD	(#,^)	4640 Monticello Ave., Ste. 8A, Williamsburg, VA 23188	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	5/28/2023	3.5	3.5	3.5	—%
Ryan D. Thornton and Thornton & Associates LLC	(#,^)	800 Bethel St., Ste. 200, Honolulu, HI 96813	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	5/24/2023	2.4	2.4	2.4	—%
Peanut Butter & Co., Inc.	(#,^)	250 West 54th St. Ste. 807, New York, NY 10019	Food Manufacturing	Term Loan	Prime plus	2.75%	4/30/2023	5.1	5.1	5.1	—%
1258 Hartford TPKE, LLC and Phelps and Sons, Inc	(#,^)	1258 Hartford Turnpike, Vernon, CT 06066	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	3/29/2038	97.5	97.5	110.1	0.03%
A & M Commerce, Inc. dba Cranberry Sunoco	(#,^)	398 Baltimore Blvd, Westminster, MD 21157	Gasoline Stations	Term Loan	Prime plus	2.75%	3/27/2038	254.3	254.3	287.1	0.08%
Xela Pack, Inc. and Aliseo and Catherine Gentile	(#,^)	8300 Boettner Rd., Saline, MI 48176	Paper Manufacturing	Term Loan	Prime plus	2.75%	3/27/2028	130.5	130.5	139.4	0.04%
American Diagnostic Imaging, Inc. dba St. Joseph Imaging Center	(#,^)	3937 Sherman Ave., Saint Joseph, MO 64506	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	3/25/2038	441.4	441.4	498.4	0.13%
Sound Manufacturing, Inc. and Monster Power Equipment Inc.	(#,^)	51 Donnelley Rd., Old Saybrook, CT 06475	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	3/15/2023	15.9	15.9	16.0	—%
Osceola River Mill, LLC; Ironman Machine, Inc.	(#,^)	27 Hungerford St., Pittsfield, MA 01201	Machinery Manufacturing	Term Loan	Prime plus	2.75%	2/20/2038	67.3	67.3	76.0	0.02%
Retain Loyalty LLC	(#,^)	1250 Sanders Ave. SW, Massillon, OH 44647	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	2/15/2038	93.1	93.1	105.1	0.03%
Sherill Universal City dba Golden Corral LP	(#,^)	2301 Pat Booker Rd, Universal City, TX 78148	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/28/2038	360.9	360.9	407.5	0.11%
Macho LLC; Madelaine Chocolate Novelties Inc dbaThe Madelai	(#,^)	96-03 Beach Channel Dr., Rockaway Beach, NY 11693	Food Manufacturing	Term Loan	Prime plus	2.75%	12/31/2037	389.4	389.4	439.6	0.12%
Polpo Realty LLC & Polpo Restaurant LLC dba Polpo Restaurant	(#,^)	554 Old Post Rd. #3, Greenwich, CT 06830	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/27/2037	413.2	413.2	466.5	0.12%
Richmond Hill Mini Market, LLC	(#,^)	101 Richmond Hill Ave., Stamford, CT 06902	Food and Beverage Stores	Term Loan	Prime plus	2.75%	11/27/2037	142.8	142.8	161.3	0.04%
U & A Food and Fuel, Inc. dba Express Gas & Food Mart	(#,^)	1345 Wampanoag Trail, East Providence, RI 02915	Gasoline Stations	Term Loan	Prime plus	2.75%	11/21/2037	74.3	74.3	83.9	0.02%
R & J Petroleum LLC; Manar USA, Inc.	(#,^)	305 Quincy Shore Dr., Quincy, MA 02107	Gasoline Stations	Term Loan	Prime plus	2.75%	11/20/2037	139.0	139.0	156.9	0.04%
Reidville Hydraulics Mfg Inc dba Summit	(#,^)	175 Industrial Ln., Torrington, CT 06790	Machinery Manufacturing	Term Loan	Prime plus	2.75%	11/2/2037	202.3	202.3	228.4	0.06%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

O'Rourkes Diner LLC dba O'Rourke's Diner	(#,^)	728 Main St., Middletown, CT 06457	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/19/2037	50.3	50.3	56.8	0.02%
Central Tire, Inc. dba Cooper Tire & Auto Services	(#,^)	1111 S Tillotson Ave., Muncie, IN 47304	Repair and Maintenance	Term Loan	Prime plus	2.75%	6/29/2037	218.7	218.7	246.9	0.07%
Manuel P. Barrera and Accura Electrical Contractor, Inc.	(#,^)	6187 NW 167th St. Unit H3, Miami, FL 33015	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	3/23/2028	46.2	46.2	49.3	0.01%
ATI Jet, Inc.	(#,^)	7007 Boeing Dr., El Paso, TX 79925	Air Transportation	Term Loan	Prime plus	2.75%	12/28/2026	208.0	208.0	219.1	0.06%
Valiev Ballet Academy, Inc	(#,^)	635 - 637 Londonderry Ln., Denton, TX 76205	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	2.75%	8/12/2036	31.0	31.0	34.9	0.01%
Lisle Lincoln II Limited Partnership dba Lisle Lanes LP	(#,^)	4920 Lincoln Ave. Rte. 53, Lisle, IL 60532	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	6/29/2036	253.9	253.9	286.6	0.08%
Profile Performance, Inc. and Eidak Real Estate, L.L.C.	(#,^)	44600 Michigan Ave., Canton, MI 48188	Repair and Maintenance	Term Loan	Prime plus	2.75%	4/20/2036	91.4	91.4	103.2	0.03%
Northwind Outdoor Recreation, Inc. dba Red Rock Wilderness Store	(#,^)	2267 Fernberg Trail, Ely, MN 55731	Nonstore Retailers	Term Loan	Prime plus	2.75%	4/18/2036	103.2	103.2	116.5	0.03%
Michael S. Korfe dba North Valley Auto Repair	(#,^)	7516 B 2nd St., NW, Albuquerque, NM 87107	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/24/2036	11.0	11.0	12.5	—%
Seagate Group Holdings, Inc. dba Seagate Logistics, Inc.	(#,^)	64-68 North Central Ave., Valley Stream, NY 11580	Support Activities for Transportation	Term Loan	Prime plus	2.75%	1/28/2036	80.5	80.5	90.8	0.02%
Robert F. Schuler and Lori A. Schuler dba Bob’s Service Center	(#,^)	2879 Limekiln Pike, Glenside, PA 19038	Repair and Maintenance	Term Loan	Prime plus	2.75%	11/30/2035	23.9	23.9	27.0	0.01%
Rudy & Louise Chavez dba Clyde's Auto and Furniture Upholstery	(#,^)	2320 2nd St., Albuquerque, NM 87107	Repair and Maintenance	Term Loan	Prime plus	2.75%	9/2/2035	34.7	34.7	39.2	0.01%
Tanner Optical Inc. dba Murphy Eye Care	(#,^)	305 Shirley Ave., Douglas, GA 31533	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/22/2035	60.9	60.9	68.7	0.02%
Animal Intrusion Prevention Systems Holding Company, LLC	(#,^)	3330 North Beach St., Haltom City, TX 76111	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/29/2024	6.9	6.9	7.0	—%
D & D's Divine Beauty School of Esther, LLC	(#,^)	5524 Germantown Ave, Philadelphia, PA 19144	Educational Services	Term Loan	Fixed	6%	8/1/2031	35.2	35.2	35.1	0.01%
Bliss Coffee and Wine Bar, LLC	(#)	1402-A Handlir Dr., Bel Air, MD 21015	Food Services and Drinking Places	Term Loan	Fixed	6%	3/31/2023	54.8	54.8	54.8	0.01%
1911 East Main Street Holdings, Corp	(#,^)	1911 East Main St., Endicott, NY 13760	Repair and Maintenance	Term Loan	Prime plus	2.75%	5/18/2032	8.2	8.2	9.2	—%
Dave Kris, and MDK Ram Corp.	(#,^)	15 Elm Park, Groveland, MA 01930	Food and Beverage Stores	Term Loan	Prime plus	2.75%	2/5/2026	11.8	11.8	12.4	—%
Head To Toe Personalized Pampering, Inc.	(#,^)	2331 North State Rd. 7 Suite 123, Lauderhill, FL 33313	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/27/2031	6.1	6.1	6.7	—%
David M. Goens dba Superior Auto Paint & Body, Inc.	(#)	1912 Manhattan Ave, Harvey, LA 70058	Repair and Maintenance	Term Loan	Fixed	6%	8/26/2024	4.4	4.4	4.4	—%

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Accrual Investments (1) (22)

Whirlwind Car Wash, Inc.	(#,^)	1370 Le Anne Marie Cir., Columbus, OH 43026	Repair and Maintenance	Term Loan	Prime plus	2%	4/9/2029	9.3	9.3	9.9	—%
Min Hui Lin	(#,^)	1916 Broad St., Lanett, AL 36863	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/30/2028	9.7	9.7	10.3	—%
Auto Sales, Inc.	(#,^)	1925 State St., Hamden, CT 06417	Motor Vehicle and Parts Dealers	Term Loan	Fixed	6%	8/17/2023	0.9	0.9	0.9	—%
Robin C. & Charles E. Taylor & Brigantine Aquatic Center LLC	(#)	3118 Bayshore Ave., Brigantine, NJ 08203	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	6%	9/14/2023	10.1	10.1	10.1	—%
Track Side Collision & Tire, Inc.	(#,^)	98-16 160 Ave., Ozone Park, NY 11414	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	6/16/2025	1.8	1.8	1.8	—%
Deesha Corporation, Inc. dba Best Inn & Suites	(#,^)	9225 Pkwy. East, Birmingham, AL 35206	Accommodation	Term Loan	Prime plus	2.25%	2/14/2025	8.7	8.7	8.9	—%
Randall D. & Patricia D. Casaburi dba Pat's Pizzazz	(#,^)	386 Winsted Rd., Torrington, CT 06790	Furniture and Home Furnishings Stores	Term Loan	Prime plus	2.75%	3/13/2023	0.4	0.4	0.4	—%
Stillwell Ave Prep School	(#,^)	1990 Stillwell Ave., Brooklyn, NY 11214	Social Assistance	Term Loan	Prime plus	2.75%	1/14/2023	0.8	0.8	—	—%
Total SBA Unguaranteed Accrual Investments								463,129.3	463,126.8	470,835.0	125.44%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

636 South Center Holdings, LLC and New Mansfield Brass and Aluminum Co	(*,#,^)	636 South Center St., New Washington, OH 44854	Primary Metal Manufacturing	Term Loan	Prime plus	2.75%	3/20/2039	$61.6	$61.6	$56.4	0.02%
3SIXO Motorsports LLC dba 3SIXO Motorsports Shop	(*,#,^)	217 W Main St., Centralia, WA 98531	Motor Vehicle and Parts Dealers	Term Loan	Fixed	7.75%	1/6/2029	363.6	363.6	219.8	0.06%
AA LLC	(*,#,^)	5761 W 73rd St., Indianapolis, IN 46260	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/29/2032	422.6	422.6	94.6	0.03%
A&W ALF, LLC dba A & W Assisted Living Facility	(*,#,^)	6600 Liberty Rd., Gwynn Oak, MD 21207	Nursing and Residential Care Facilities	Term Loan	Prime plus	2.75%	7/24/2044	92.1	92.1	80.7	0.02%
Adow Pools LLC	(*,#,^)	393 Glenbrook Rd., Stamford, CT 06906	Personal and Laundry Services	Term Loan	Fixed	6%	5/25/2028	105.8	105.8	92.8	0.02%
Ains Holding Company, LLC	(*,#,^)	122 West 26th St., New York, NY 10001	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/26/2027	801.9	801.9	295.1	0.08%
Ains Holding Company LLC	(*,#,^)	122 W. 26th St., New York, NY 10001	Management of Companies and Enterprises	Term Loan	Prime plus	2.75%	10/2/2027	66.5	66.5	—	0.00%
Airstrike Firefighters LLC	(*,#,^)	18115 62nd Ave. NE, Kenmore, WA 98028	Support Activities for Agriculture and Forestry	Term Loan	Prime plus	2.75%	12/12/2028	946.3	946.3	866.8	0.23%
AJN Innovations LLC dba Burgerim	(*,#,^)	6704 Main St., Miami Lakes, FL 33014	Food Services and Drinking Places	Term Loan	Fixed	6%	2/15/2031	101.7	101.7	71.0	0.02%
Albas Bar & Grill LLC	(*,#,^)	221 Self Main St., Homer City, PA 15748	Food Services and Drinking Places	Term Loan	Fixed	6%	10/13/2042	21.9	21.9	13.1	0.00%
Alive Design, LLC	(*,#)	1906 NE 23 rd Ave., Cape Coral, FL 33909	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/13/2027	5.5	5.5	5.1	0.00%
Alyssa Corp dba Knights Inn	(*,#,^)	1105 Columbus Pkwy., Opelika, AL 36801	Accommodation	Term Loan	Prime plus	2.25%	9/30/2023	18.2	18.2	16.6	0.00%
Ambrose Cubed LLC	(*,#,^)	6780 & 6790 Hudspeth Rd., Harrisburg, NC 28075	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus	2.75%	3/3/2046	196.6	196.6	172.4	0.05%
Anderson Companies LLC	(*,#,^)	3015 S White Horse Pike, Hammonton, NJ 08037	Administrative and Support Services	Term Loan	Prime plus	2.75%	6/28/2044	174.1	174.1	132.9	0.04%
Anderson Farms Inc	(*,#)	271 West Hwy. 30, Burley, ID 83318	Truck Transportation	Term Loan	Fixed	7.5%	12/22/2027	3,739.5	3,739.5	2,753.6	0.73%
Anglin Cultured Stone Products LLC	(*,#,^)	877 Salem Church Rd., Newark, DE 19702	Construction of Buildings	Term Loan	Fixed	8.25%	12/27/2042	469.8	469.8	—	0.00%
Anglin Cultured Stone Products LLC dba Anglin Construction	(*,#)	877 Salem Church Rd., Newark, DE 19702	Specialty Trade Contractors	Term Loan	Fixed	8.25%	6/30/2025	95.1	95.1	87.1	0.02%
Arclay ,LLC	(*,#,^)	49 Geyser Rd. Ste. 100, Saratoga Springs, NY 12866	Nonmetallic Mineral Product Manufacturing	Term Loan	Fixed	8%	5/5/2030	137.1	137.1	36.6	0.01%
B for Blonde, LLC dba Blo Blow Dry Bar	(*,#)	142 East 49th St., New York, NY 10017	Personal and Laundry Services	Term Loan	Fixed	6%	2/12/2026	39.7	39.7	36.4	0.01%
B for Brunette dba Blo	(*,#,^)	50 Glen Cove Rd, Greenvale, NY 11548	Personal and Laundry Services	Term Loan	Fixed	6%	9/10/2023	20.5	20.5	18.8	0.00%
D for Dream LLC dba Blo Blow Dry Bar Inc	(*,#,^)	460 East 3rd Ave., New York, NY 10016	Personal and Laundry Services	Term Loan	Fixed	6%	5/13/2029	66.7	66.7	58.2	0.02%
D & D Optics Inc dba Sterling Optical	(*,#,^)	1487 East LaSalle Dr., Bismark, ND 58503	Ambulatory Health Care Services	Term Loan	Fixed	6%	12/21/2028	38.6	38.6	32.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

B&C Texas Leasing Inc and M&W Hot Oil, Inc.	(*,#,^)	8124 Sprague Rd., Odessa, TX 73764	Support Activities for Mining	Term Loan	Fixed	6%	3/30/2028	645.3	645.3	134.3	0.04%
B&C Texas Leasing Inc.,M & W Hot Oill, Inc	(*,#,^)	8124 Sprague Rd., Odessa, TX 79764	Support Activities for Mining	Term Loan	Fixed	6%	3/30/2043	256.1	256.1	132.7	0.04%
B4 Fitness LLC dba The Zoo Health Club	(*,#)	4 Beehive Dr, Epping, NH 03042	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	8.25%	9/23/2026	9.7	9.7	8.7	0.00%
Baker Sales, Inc. d/b/a Baker Sales, Inc.	(*,#)	60207 Camp Villere Rd., Slidell, LA 70460	Nonstore Retailers	Term Loan	Fixed	6%	3/29/2036	177.4	177.4	14.6	0.00%
BB Services, LLC	(*,#,^)	580 39 Rd., Palisade, CO 81526	Truck Transportation	Term Loan	Prime plus	2.75%	6/27/2029	86.1	86.1	78.9	0.02%
Bear Creek Entertainment LLC dba The Woods at Bear Creek	(*,#,^)	3510 Bear Creek Rd., Franklinville, NY 14737	Accommodation	Term Loan	Prime plus	2.75%	8/12/2041	1,608.1	1,608.1	—	0.00%
Bear Creek Entertainment, LLC dba The Woods at Bear Creek	(*,#)	3510 Bear Creek Rd., Franklinville, NY 14737	Accommodation	Term Loan	Fixed	7.25%	12/30/2024	85.4	85.4	—	0.00%
Beau & HB Inc dba Beau's Billard, Bowling & Arcade	(*,#,^)	100 Village RD, Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	6%	12/16/2043	62.1	62.1	56.7	0.02%
Beau & HB Inc dba Beau's Billiard, Bowling & Arcade	(*,#,^)	100 Village Rd., Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/16/2029	29.0	29.0	6.9	0.00%
Big Heart LLC dba Chick'n Cone	(*,#,^)	1158 W San Marcos Blvd, San Marcos, CA 92078	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	12/31/2031	21.7	21.7	19.9	0.01%
Blackwater Diving, LLC	(*,#,^)	112 Forrest Rd., Morgan City, LA 70380	Support Activities for Mining	Term Loan	Prime plus	2.75%	9/27/2028	572.8	572.8	104.9	0.03%
Blackwater Diving LLC	(*,#,^)	112 Forrest Rd, Morgan City, LA 70380	Support Activities for Mining	Term Loan	Prime plus	2.75%	3/30/2030	315.1	315.1	—	0.00%
Blue Eagle Transport Inc, Greeneagle Transport Inc and Golden Eagle	(*,#)	377 Boston Post Rd., Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus	2.75%	6/16/2026	248.7	248.7	4.0	0.00%
Blue EagleTransport Inc, Greeneagle Transport Inc & Golden Eagle	(*,#,^)	377 Boston Post Rd., Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus	2.75%	8/31/2027	260.5	260.5	46.0	0.01%
Blue Eagle Transport Inc , Golden Eagle Transport, Inc & Green Eagle	(*,#,^)	377 Boston Post Rd. Unit B, Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus	2.75%	10/27/2027	26.1	26.1	—	0.00%
Blue Eagle Transport Inc.,Golden Eagle Tran and Green Eagle	(*,#,^)	377 Boston Post Rd., Milford, CT 06460	Couriers and Messengers	Term Loan	Prime plus	2.75%	8/28/2029	386.5	386.5	—	0.00%
Blue Seven, LLC	(*,#,^)	11111 San Jose Blvd, Ste. 70, Jacksonville, FL 32223	Personal and Laundry Services	Term Loan	Prime plus	2.75%	1/27/2029	41.5	41.5	38.0	0.01%
Bone Bar & Grill LLC	(*,#)	3547 &3551 Philipsburg Bigler Hwy, West Decatur, PA 16878	Food Services and Drinking Places	Term Loan	Fixed	7%	6/30/2042	34.7	34.7	6.6	0.00%
Bowl Mor, LLC dba Bowl Mor Lanes / Spare Lounge, Inc.	(*,#)	201 Highland Ave, East Syracuse, NY 13057	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	8.25%	3/13/2039	201.2	201.2	97.6	0.03%
BQRS, Inc. DBA Gresham Meineke Car Care Center	(*,#,^)	18081 SE Division St., Portland, OR 97236	Repair and Maintenance	Term Loan	Fixed	0%	6/30/2027	46.5	46.5	42.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Calhoun Satellite Communications, Inc.	(*,#)	1914 Tigertail Blvd., Dania Beach, FL 33004	Telecommunications	Term Loan	Fixed	7%	12/2/2026	333.8	333.8	236.8	0.06%
Capital Containers LLC	(*,#,^)	7610 Auburn Blvd #4B, Citrus Heights, CA 95610	Truck Transportation	Term Loan	Prime plus	2.75%	12/15/2027	10.4	10.4	9.5	0.00%
Carl R. Bieber, Inc. dba Bieber Tourways/Bieber Transportation/Bieber	(*,#)	320 Fair St., Kutztown, PA 19530	Transit and Ground Passenger Transportation	Term Loan	Fixed	7.5%	9/30/2027	366.2	366.2	119.5	0.03%
Chickamauga Properties, Inc., MSW Enterprises, LLP	(*,#)	214 Sutherland Way, Rocky Face, GA 30740	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	6.25%	12/22/2035	59.0	59.0	13.3	0.00%
Children First Home Health Care Inc	(*,#,^)	1220 Broadcasting Rd Ste 202, Wyomissing, PA 19610	Ambulatory Health Care Services	Term Loan	Fixed	7.5%	12/27/2028	254.9	254.9	33.7	0.01%
Chu Management Group, LLC dba Juicy Lou's Burgeria	(*,#,^)	1245 Libra Dr., Lincoln, NE 68512	Food Services and Drinking Places	Term Loan	Prime plus	0%	4/19/2032	18.2	18.2	16.7	0.00%
CIS BIG DOG, LLC	(*,#,^)	8920 US HWY, 62 WEST, Cynthiana, KY 41031	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/19/2027	46.7	46.7	44.7	0.01%
Clark Realty LLC	(*,#)	4 Walker Way, Albany, NY 12205	Real Estate	Term Loan	Fixed	8%	8/29/2041	113.8	113.8	83.6	0.02%
Royal Blue Investments, Inc. and Cleland Pharmacy LLC	(*,#,^)	202 S. 1st St., Wakeeny, KS 67672	Health and Personal Care Stores	Term Loan	Prime plus	2.75%	7/31/2042	47.7	47.7	40.5	0.01%
CMLCLEARWATERBEACH.LLC dba Cousins Maine Lobster	(*,#,^)	309 Coronado Dr., Clearwater Beach, FL 33767	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/11/2029	67.5	67.5	61.8	0.02%
Colorado Avocado LLC dba Toastique	(*,#,^)	11590 Ridgeline Dr., Colorado Springs, CO 80921	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/27/2032	157.2	157.2	47.2	0.01%
Commonwealth Diagnostics International, Inc	(*,#,^)	39 Norman St. a/k/a 1 Holyoke Square, Salem, MA 01970	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/20/2027	931.5	931.5	853.3	0.23%
Craftwork Carpentry and Millwork Inc.	(*,#,^)	2777 S Financial Ct., Sanford, FL 32773	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/30/2031	106.4	106.4	7.3	0.00%
Craftwork Carpentry and Millwork Inc	(*,#,^)	2777 S Financial Ct., Sandford, FL 32773	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	6/24/2046	177.1	177.1	132.4	0.04%
D&G Capital LLC dba Miami Grill 277	(*,#)	2521 North Federal Hwy., Unit C, Boca Raton, FL 33431	Food Services and Drinking Places	Term Loan	Fixed	6.5%	12/16/2025	41.4	41.4	6.9	0.00%
Darnoc Enterprises Inc, Setira Paul Inc dba Conrad's Famous Bakery	(*,#,^)	299 Utica Ave., Brooklyn, NY 11203	Food Manufacturing	Term Loan	Fixed	6%	6/27/2043	337.0	337.0	273.4	0.07%
Destination Hope, Inc, TrilogyTreatment & Wellness Center, Inc	(*,#)	6555 NW 9th Ave, Fort Lauderdale, FL 33309	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/30/2029	22.4	22.4	20.5	0.01%
Devine Fitness LLC	(*,#,^)	40 N 2nd St., Rio Vista, CA 94571	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/6/2032	18.9	18.9	18.1	0.00%
DG Business Solutions, Inc	(*,#,^)	11008 Rene St., Lenexa, KS 66215	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/30/2029	200.8	200.8	188.0	0.05%
Driven Warehouse/Distribution LLC	(*,#)	271 East North Ave., Glendale, IL 60139	Truck Transportation	Term Loan	Fixed	8%	12/22/2027	1,043.8	1,043.8	245.8	0.07%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Dynamic Dental Corporation	(*,#,^)	3760 NW 126th Ave., Coral Springs, FL 33065	Merchant Wholesalers, Durable Goods	Term Loan	Fixed	7.5%	5/31/2029	57.1	57.1	55.8	0.01%
E & I Holdings, LP & PA Farm Products, LLC	(*,#)	1095 Mt Airy Rd., Stevens, PA 17578	Food Manufacturing	Term Loan	Fixed	6%	4/30/2030	4,705.2	4,705.2	2,865.3	0.76%
Eagle Aggregate Transportation, LLC and Eagle Pneumatic Transport LLC	(*,#,^)	4401 N I-35 #113, Denton, TX 76207	Truck Transportation	Term Loan	Fixed	6%	3/31/2024	142.2	142.2	20.8	0.01%
Earth First Recycling, LLC and 191 Clark Road, LLC	(*,#,^)	400 Island Park Rd., Easton, PA 18040	Merchant Wholesalers, Durable Goods	Term Loan	Fixed	8%	6/5/2027	338.0	338.0	309.6	0.08%
Elegant Fireplace Mantels, Inc. dba Elegant Fireplace Mantels	(*,#,^)	11949 Borden Ave., San Fernando, CA 91340	Specialty Trade Contractors	Term Loan	Fixed	8.25%	12/31/2022	43.9	43.9	—	0.00%
Ericon, Inc.	(*,#)	740 Davenport Ave., Fremont, NE 68025	Gasoline Stations	Term Loan	Fixed	8.25%	12/1/2041	258.2	258.2	52.8	0.01%
ERT Group Inc and Curt's Tools Inspection Inc	(*,#)	5229 142nd Dr. NW, Williston, ND 58801	Support Activities for Mining	Term Loan	Fixed	6%	3/18/2041	689.0	689.0	250.0	0.07%
Estelle Finkel Educational Associates,LLC	(*,#,^)	125 West Mount Pleasant Ave., Livingston, NJ 07039	Educational Services	Term Loan	Fixed	7.5%	5/11/2027	61.0	61.0	55.9	0.01%
ETS Tree Service Inc and Eastern Tree Service, Inc	(*,#,^)	4813 Pinson Valley Pkwy., Birmingham, AL 35215	Administrative and Support Services	Term Loan	Fixed	6%	12/21/2028	183.4	183.4	94.4	0.03%
Evergreen Pallet LLC and Evergreen Recycle LLC	(*,#)	302 W 53rd St N., Wichita, KS 67204	Wood Product Manufacturing	Term Loan	Fixed	7.25%	3/16/2026	757.1	757.1	220.6	0.06%
Magill Truck Line LLC and Jeff J. Ralls	(*,#)	211 West 53rd St. N., Park City, KS 67204	Truck Transportation	Term Loan	Fixed	7.25%	2/23/2026	168.4	168.4	24.8	0.01%
Evernook Valley Milk LLC	(*,#,^)	7448 Emmerson Rd., Everson, WA 98247	Animal Production and Aquaculture	Term Loan	Fixed	7.5%	8/31/2042	637.5	637.5	539.5	0.14%
Excel RP Inc	(*,#)	6531 Park Ave., Allen Park, MI 48101	Machinery Manufacturing	Term Loan	Fixed	8.25%	3/25/2026	95.2	95.2	36.0	0.01%
Excel RP, Inc./Kevin and Joann Foley	(*,#)	6531 Park Ave., Allen Park, MI 48101	Machinery Manufacturing	Term Loan	Fixed	8.25%	7/8/2028	19.2	19.2	15.6	0.00%
Florida Apnea Diagnostics LLC	(*,#,^)	2664 Cypress Ridge Blvd. Ste. 101 & 102 A, Wesley Chapel, FL 33544	Ambulatory Health Care Services	Term Loan	Fixed	8.25%	10/20/2027	11.0	11.0	4.2	0.00%
Foresite Realty Partners LLC and Foresite Real Estate Holdings LLC	(*,#,^)	5600 N. River Rd. #925, Rosemont, IL 60018	Real Estate	Term Loan	Fixed	6%	3/27/2025	512.3	512.3	—	0.00%
Four Seasons Laser Center Inc.	(*,#,^)	4720 NW 2nd Ave. Unit D-104 and Unit D-105, Boca Raton, FL 33498	Personal and Laundry Services	Term Loan	Fixed	6%	6/26/2042	185.8	185.8	170.2	0.05%
Four Seasons Laser Center Inc.	(*,#,^)	4720 NW 2nd Ave Unit D104 and Unit D-105, Boca Raton, FL 33498	Personal and Laundry Services	Term Loan	Prime plus	2.75%	3/28/2029	9.2	9.2	8.5	0.00%
Frontier Sand LLC	(*,#,^)	305 Country Hwy. AA, New Auburn, WI 54757	Mining (except Oil and Gas)	Term Loan	Fixed	8.25%	11/30/2027	1,068.9	1,068.9	530.3	0.14%
GDIM Enterprises Inc dba AAMCO	(*,#,^)	1657 Whiskey Rd., Aiken, SC 29803	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/19/2029	16.2	16.2	7.0	0.00%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Gilpin Enterprises, LLC dba Jon Smith Subs	(*,#,^)	17790 State Rd. 54, Lutz, FL 33458	Food Services and Drinking Places	Term Loan	Fixed	6%	9/12/2029	62.1	62.1	44.2	0.01%
GLH delivering services Inc and Paisley Logistics Inc	(*,#,^)	121 Pine Rd., Easley, SC 29642	Couriers and Messengers	Term Loan	Prime plus	2.75%	7/30/2031	242.1	242.1	10.9	0.00%
Gold Wind Logistics LLC	(*,#)	2830 Beech Daly Rd, Inkster, MI 48141	Truck Transportation	Term Loan	Prime plus	2.75%	10/20/2041	145.8	145.8	130.7	0.03%
Grand Manor Realty, Inc. & Kevin LaRoe	(*,#)	318 S. Halsted St., Chicago, IL 60661	Real Estate	Term Loan	Fixed	6%	2/20/2023	19.0	19.0	17.8	0.00%
Grayson O Company	(*,#,^)	6509 Newell Ave., Kannapolis, NC 28082	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	8/10/2041	545.8	545.8	478.5	0.13%
Greensboro Plastic Surgical Associates, PA	(*,#,^)	2716 Henry St., Greensboro, NC 27405	Ambulatory Health Care Services	Term Loan	Fixed	6%	6/29/2042	478.6	478.6	406.9	0.11%
GT Performance Plus Inc	(*,#,^)	4210 College St., Beaumont, TX 77707	Motor Vehicle and Parts Dealers	Term Loan	Fixed	6%	6/11/2029	66.8	66.8	—	0.00%
Gulf Coast Asphalt LLC dba Missouri Asphalt Sealing and Striping	(*,#,^)	10629 Liberty Ave, St .Louis, MO 63132	Petroleum and Coal Products Manufacturing	Term Loan	Prime plus	2.75%	8/23/2032	87.5	87.5	62.8	0.02%
H.M.C, Incorporated	(*,#,^)	7190 Oakland Mills Rd Ste. 10, Columbia, MD 21046	Furniture and Related Product Manufacturing	Term Loan	Fixed	8.25%	7/3/2028	183.8	183.8	40.7	0.01%
Hackensack Steel Corporation and Luzerne Ironworks Inc	(*,#,^)	300 Sly St., Swoyersville, PA 18709	Specialty Trade Contractors	Term Loan	Fixed	6%	11/10/2026	170.1	170.1	166.4	0.04%
Hackstaff Restaurants LLC	(*,#,^)	248 W 1st. St. Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/15/2029	130.0	130.0	52.2	0.01%
Hallmark Enterprises LLC	(*,#)	54 Furman Ave., Brooklyn, NY 11207	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/22/2031	1,245.4	1,245.4	102.9	0.03%
Hana Pastries Enterprises LLC dba Hana Kitchens, Hana Pastries, Inc.	(*,#,^)	34 35th St., Brooklyn, NY 11232	Food Manufacturing	Term Loan	Fixed	6%	12/14/2027	77.2	77.2	22.9	0.01%
Harrison Logging Company LLC	(*,#,^)	127 Legate Rd., Indian Mound, TN 37079	Forestry and Logging	Term Loan	Prime plus	2.75%	2/9/2027	47.3	47.3	45.3	0.01%
HDD Solutions, LLC	(*,#)	6550 Progress Pkwy., Cedar Hill, MO 63016	Heavy and Civil Engineering Construction	Term Loan	Fixed	8.25%	12/31/2028	552.8	552.8	343.8	0.09%
HG Ventures, Inc. dba Diamond Head Trucking	(*,#,^)	100 Phoenix Dr., Finleyville, PA 15332	Truck Transportation	Term Loan	Fixed	7.5%	6/29/2030	794.6	794.6	67.6	0.02%
High Q Automotive Consulting andRide 4 U LLC	(*,#,^)	747 N State Rd 7, Plantation, FL 33317	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	2.75%	12/29/2046	1,239.4	1,239.4	947.6	0.25%
Hoagie Barmichaels Inc	(*,#,^)	1101 River Rd., New Windsor, NY 12553	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	9/27/2044	107.6	107.6	64.8	0.02%
HTE Acquisition, LLC dba Hi Tech Engineering	(*,#,^)	4600, 4610, & 4620 Calle Quetza, Camarillo, CA 93012	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	6/28/2031	48.0	48.0	45.9	0.01%
Humd, LLC dba La Rosa Chicken and Grill	(*,#)	3111 N. University Dr., Coral Springs, FL 33065	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/31/2030	101.2	101.2	88.7	0.02%
Hurricane Group, Inc.	(*,#,^)	1357 Ashford Ave. Ste. 429, San Juan, PR 09070	Other Information Services	Term Loan	Prime plus	2.75%	5/26/2027	47.1	47.1	41.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Hurricane Group, Inc.dba Crate Club Group	(*,#,^)	1357 Ashford Ave. Ste. 429, San Juan, PR 09070	Other Information Services	Term Loan	Fixed	7.5%	11/25/2029	42.7	42.7	—	0.00%
SofRep, Inc dba Force 12 Media	(*,#,^)	1357 Ashford Ave. STE 429, San Juan, PR 09070	Other Information Services	Term Loan	Prime plus	2.75%	6/26/2025	26.8	26.8	23.5	0.01%
iFood, Inc. dba Steak N Shake	(*,#,^)	2840 E Millbrook Rd, Raleigh, NC 27604	Food Services and Drinking Places	Term Loan	Fixed	6%	6/30/2039	541.9	541.9	530.1	0.14%
iFood, Inc. dba Steak N Shake	(*,#,^)	5900 Duraleigh Rd., Raleigh, NC 27612	Food Services and Drinking Places	Term Loan	Fixed	6%	7/31/2024	148.5	148.5	145.2	0.04%
IHC Hardware Inc.	(*,#,^)	614 Broad St., Story City, IA 50248	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Fixed	6%	12/6/2042	93.8	93.8	54.5	0.01%
Innovation Transport, LLC	(*,#,^)	1 International Blvd, Mahwah, NJ 07495	Truck Transportation	Term Loan	Prime plus	2.75%	5/9/2027	45.5	45.5	41.7	0.01%
Innovation Transport LLC	(*,#,^)	1 International Blvd., Ste. 400, Mahwah, NJ 07495	Truck Transportation	Term Loan	Prime plus	2.75%	4/6/2028	34.3	34.3	31.4	0.01%
Insight Vision Care, PC, CRMOD Lubbock, P.C.,Vielm Vision Eyecare Inc	(*,#,^)	4899 Griggs Rd., Houston, TX 77021	Ambulatory Health Care Services	Term Loan	Fixed	7.75%	12/27/2043	952.9	952.9	57.2	0.02%
International Kitchen Supply LLC	(*,#)	3466 North Hwy 11, West Union, SC 29696	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	5/25/2026	115.6	115.6	103.6	0.03%
Iredell Oral & Facial Surgery, P.C. dba Johnson Oral Surgery	(*,#,^)	229 Medical Park Rd., Ste. 310, Mooresville, NC 28117	Ambulatory Health Care Services	Term Loan	Fixed	6%	3/29/2044	820.8	820.8	548.9	0.15%
Island Kaii & Company dba Island Kaii	(*,#,^)	4301 Orchard Lake Rd #165, West Bloomfield, MI 48323	Insurance Carriers and Related Activities	Term Loan	Prime plus	0%	8/26/2031	6.9	6.9	4.4	0.00%
Island Kaii & Company dba Island Kaii	(*,#,^)	4301 Orchard Lake Rd #165, West Bloomfield, MI 48323	Insurance Carriers and Related Activities	Term Loan	Prime plus	2.75%	3/4/2032	19.1	19.1	—	0.00%
IT Quality Solutions, Inc	(*,#,^)	6522 Creekview Cir., Duluth, GA 30097	Administrative and Support Services	Term Loan	Prime plus	2.75%	8/31/2031	6.9	6.9	6.6	0.00%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(*,#)	640 Dubois St., Du Bois, PA 15801	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Fixed	6%	11/10/2026	33.1	33.1	32.4	0.01%
J. A. Kohlhepp Sons, Inc. dba Kohlhepp's True Value	(*,#)	640 Dubois St., Dubois, PA 15801	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Fixed	6%	11/10/2041	285.4	285.4	279.2	0.07%
JAM Media Solutions, LLC	(*,#,^)	4744 Tackawanna St., Philadelphia, PA 19124	Professional, Scientific, and Technical Services	Term Loan	Fixed	6.25%	6/15/2027	22.3	22.3	—	0.00%
JAM Media Solutions LLC	(*,#,^)	11 Netherwood Ter., East Orange, NJ 07017	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	9/28/2028	768.2	768.2	65.4	0.02%
Jamestown Quick Stop LLC	(*,#,^)	3097 24th Ave., Hudsonville, MI 49426	Food and Beverage Stores	Term Loan	Prime plus	2.75%	6/5/2044	65.9	65.9	51.3	0.01%
Japp Business Inc dba Pick and Eat and Japp Drink Corp.	(*,#)	4179 Broadway, New York, NY 10033	Food Services and Drinking Places	Term Loan	Fixed	6%	11/30/2025	72.3	72.3	26.3	0.01%
Jay Carlton's, LLC dba Jay Birds Rotisserie & Grill	(*,#,^)	24480 W 10 Mile RD, Southfield, MI 48033	Food Services and Drinking Places	Term Loan	Fixed	6%	1/4/2029	34.0	34.0	23.5	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

JJBen, Corporation dba Benson Crane Service	(*,#,^)	437 Rte. 212, Saugerties, NY 12477	Rental and Leasing Services	Term Loan	Prime plus	2.75%	11/18/2031	139.3	143.9	113.4	0.03%
J & C May Properties, LLC	(*,#,^)	315 Sylamore Ave., Mountain View, AR 72560	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Fixed	6%	3/22/2044	1,081.8	1,081.8	510.6	0.14%
J & C May Properties, LLC.	(*,#,^)	315 Sylamore Ave., Mountain View, AR 72560	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	7/30/2031	18.3	18.3	—	0.00%
Jbelis Stop N' Go, LLC dba Planet Smoothie	(*,#,^)	2565 E 17th St, Ammons, ID 83406	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/30/2029	15.3	15.3	14.1	0.00%
Jessie's Radiator and Automotive	(*,#,^)	1777 N Ventura Ave., Ventura, CA 93001	Repair and Maintenance	Term Loan	Fixed	6%	10/31/2029	14.7	14.7	9.5	0.00%
JMD Aviation Holdings, LLC	(*,#,^)	8050 North West 90th St., Medley, FL 33166	Rental and Leasing Services	Term Loan	Prime plus	2.75%	12/15/2027	397.5	397.5	380.5	0.10%
Johnny's Boy LLC	(*,#,^)	127 East King St., Martinsburg, WV 25401	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/7/2044	31.1	31.1	19.4	0.01%
Kenbenco, Inc.dba Benson Steel Fabricators	(*,#,^)	437 Rte. 212, Saugerties, NY 12477	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	8/31/2031	150.4	150.4	128.5	0.03%
Key HR Associates, Inc dba Parents Choice for Kids	(*,#,^)	3150 West Park Dr., Burnsville, MN 55306	Social Assistance	Term Loan	Prime plus	2.75%	3/29/2044	443.8	443.8	360.7	0.10%
Kids at Heart,LLC dba Monster Mini Golf	(*,#)	10 Newbury St., Danvers, MA 01923	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	6.75%	9/22/2026	8.4	8.4	—	0.00%
Kidtastic LLC dba The Little Gym of Audubon	(*,#)	2850 Audubon Dr., Audubon, PA 19403	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	8.25%	7/27/2026	44.9	44.9	42.0	0.01%
Kim Howard Corp dba NPN Machine Tools	(*,#,^)	9130 Wayfarer Ln., Houston, TX 77075	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	12/7/2042	519.2	519.2	497.0	0.13%
Kim Howard Corp dba NPN Machine Tools	(*,#,^)	9130 Wayfarer Ln, Houston, TX 77075	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	6/28/2029	168.3	168.3	161.1	0.04%
Kostekos Inc dba New York Style Pizza	(*,#)	10 South King St., Gloucester, NJ 08030	Food Services and Drinking Places	Term Loan	Fixed	8%	2/6/2040	34.8	34.8	7.1	0.00%
LA Diner Inc dba Loukas L A Diner	(*,#)	3205 Rte. 22 East, Branchburg, NJ 08876	Food Services and Drinking Places	Term Loan	Fixed	7.25%	9/28/2037	92.8	92.8	22.7	0.01%
LAN Doctors Inc	(*,#)	14 Pierson Ct., Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	Fixed	8.25%	8/28/2025	52.6	52.6	48.1	0.01%
LAN Doctors Inc	(*,#)	14 Pierson Ct., Mahwah, NJ 07430	Professional, Scientific, and Technical Services	Term Loan	Fixed	8.25%	3/16/2026	43.4	43.4	28.5	0.01%
LBR Partners LLC dba Techy	(*,#,^)	1450 Johns Lake Rd, Clermont, FL 34711	Repair and Maintenance	Term Loan	Prime plus	2.75%	12/9/2030	41.6	41.6	39.8	0.01%
Legacy Roof Contractors LLC	(*,#,^)	32091 Broken Branch Cir., Spanish Fort, AL 36527	Specialty Trade Contractors	Term Loan	Fixed	6%	6/30/2023	378.7	378.7	108.1	0.03%
Linqserv Inc.	(*,#,^)	1555 Lyell Ave., Rochester, NY 14606	Transit and Ground Passenger Transportation	Term Loan	Fixed	7.5%	11/9/2027	261.2	261.2	15.1	0.00%
Mag Auto Group Inc dba MAG Motor Company	(*,#)	1890 North Main St., Walnut Creek, CA 94596	Motor Vehicle and Parts Dealers	Term Loan	Fixed	6%	9/24/2031	218.8	218.8	70.0	0.02%
Malhame & Company Publishers & Importers Inc.	(*,#,^)	180 Orville Rd., Bohemia, NY 11780	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	2.75%	6/29/2027	58.2	58.2	53.3	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Matchless Transportation LLC dba First Class Limo	(*,#)	31525 Aurora Rd. # 5, Solon, OH 44139	Transit and Ground Passenger Transportation	Term Loan	Fixed	6.25%	5/31/2020	117.2	117.2	26.4	0.01%
MB Nursery LLC dba The Garden Center	(*,#,^)	15562 Hwy. South, Whitehouse, TX 75791	Administrative and Support Services	Term Loan	Prime plus	2.75%	5/31/2020	65.8	65.8	63.0	0.02%
McFarlin, LLP	(*,#,^)	4 Park Plz Ste 1025, Irvine, CA 92614	Professional, Scientific, and Technical Services	Term Loan	Fixed	7.5%	5/31/2020	158.4	158.4	65.9	0.02%
MMC Juice Investors Co	(*,#,^)	2879 W 95th St. Ste. 195, Naperville, IL 60564	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	5/31/2020	38.8	38.8	35.6	0.01%
Mojo Brands Media, LLC	(*,#)	3260 University Blvd., Ste. 100, Winter Park, FL 32792	Broadcasting (except Internet)	Term Loan	Fixed	6%	8/28/2023	673.2	673.2	60.2	0.02%
Moon Landscaping, Inc, Moon Group, Inc moon Nursery, Inc	(*,#,^)	145 Moon Rd, Chesapeake City, MD 21915	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	6/27/2029	1,083.3	1,083.3	992.3	0.26%
Morris Glass and Construction Inc	(*,#)	40058 Hwy. 30, Astoria, OR 97103	Specialty Trade Contractors	Term Loan	Fixed	15%	10/1/2023	276.7	276.7	112.2	0.03%
Motorsport Imagery, Inc	(*,#,^)	16362 Cherokee Rd, Brooksville, FL 34601	Apparel Manufacturing	Term Loan	Prime plus	0%	1/17/2030	17.6	17.6	16.1	0.00%
MPI Automotive Corp	(*,#)	19925 Stevens Creek Blvd., Ste. 100, Cupertino, CA 95014	Transportation Equipment Manufacturing	Term Loan	Prime plus	2.75%	5/26/2031	48.8	48.8	4.8	0.00%
Mr. Lube, Inc	(*,#,^)	721 E Westpoint Dr., Wasilla, AK 99654	Repair and Maintenance	Term Loan	Fixed	6%	6/22/2043	595.6	595.6	353.3	0.09%
Mr. Lube, Inc.	(*,#,^)	721 E. West Point Dr., Wasilla, AK 99654	Repair and Maintenance	Term Loan	Fixed	6%	6/22/2028	516.8	516.8	26.9	0.01%
Murf & Sons LLC	(*,#,^)	3821 Pleasant Hill Rd., Store #B-107, Kissimmee, FL 34746	Food Services and Drinking Places	Term Loan	Fixed	5%	11/16/2027	21.0	21.0	13.5	0.00%
N Transport LLC	(*,#,^)	5348 W Brown Ave., Fresno, CA 93722	Truck Transportation	Term Loan	Fixed	8%	11/20/2027	364.2	364.2	54.5	0.01%
Swalm Street LLC and New York Home Health Care Equipment LLC	(*,#)	30 Hopper St., Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	Fixed	7.5%	12/16/2040	351.5	351.5	336.5	0.09%
New York Home Health Care Equipment, LLC	(*,#,^)	30 Hopper St., Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	Prime plus	0%	12/16/2025	429.2	429.2	410.8	0.11%
New York Home Health Care Equipment, LLC	(*,#,^)	30 Hopper St., Westbury, NY 11590	Ambulatory Health Care Services	Term Loan	Prime plus	0%	4/29/2032	370.0	370.0	354.1	0.09%
Nix and Nix Funeral Home North Inc,	(*,#,^)	1621 W. Dauphin St., Philadelphia, PA 08065	Personal and Laundry Services	Term Loan	Prime plus	2.75%	12/28/2043	525.4	525.4	418.4	0.11%
Northern Steel and Concrete, LLC, a Pennsylvania LLC	(*,#)	18 Hillcrest Ln., Willingboro, NJ 08046	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	12/17/2031	1,061.8	1,061.8	508.9	0.14%
Northern Steel and Concrete, LLC and Northern Steel and Concrete	(*,#)	18 Hillcrest Ln, Willingboro, NJ 08046	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	2/18/2032	156.6	156.6	61.4	0.02%
Ocean Trans LLC and Dehal Trucking LLC	(*,#,^)	760 W. Charter Way, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus	2.75%	6/29/2027	356.6	356.6	348.8	0.09%
Ocean Trans LLC	(*,#,^)	1415 W Andersonr Way, Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus	2.75%	7/21/2027	23.9	23.9	23.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Ocean Trans LLC & Dehal Trucking LLC	(*,#,^)	1415 W. Anderson St., Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus	2.75%	12/15/2042	581.2	581.2	544.2	0.14%
Ocean Trans LLC and Dehal Trucking LLC	(*,#,^)	1415 W Anderson St., Stockton, CA 95206	Truck Transportation	Term Loan	Prime plus	2.75%	3/27/2029	57.3	57.3	56.1	0.01%
Olsen Bros. Transportation, Inc. & Golden Spike Leasing, LLC	(*,#,^)	2520 Pennsylvania Ave., Ogden, UT 84401	Truck Transportation	Term Loan	Fixed	8.25%	6/20/2028	336.4	336.4	—	0.00%
Panther Ironworks and Rigging Solutions LLC	(*,#)	1028 Washburn Switch Rd., Shelby, NC 28150	Specialty Trade Contractors	Term Loan	Fixed	6%	11/10/2026	40.4	40.4	23.5	0.01%
Paragon Fabricators Inc, Paragon Field Services, Inc	(*,#)	412 and 500 Main St., La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	Fixed	7%	9/28/2026	558.1	558.1	29.1	0.01%
Paragon Global, LLC and Paragon Fabricators Inc	(*,#)	412 and 500 Main St., La Marque, TX 77568	Heavy and Civil Engineering Construction	Term Loan	Fixed	7%	9/28/2041	110.1	110.1	13.1	0.00%
Pavesh, LLC	(*,#,^)	9576 Potranco Rd., San Antonio, TX 78251	Repair and Maintenance	Term Loan	Prime plus	2.75%	3/15/2046	163.9	163.9	114.7	0.03%
Pecos Entertainment LLC dba State Theater and Pecos Inn LLC	(*,#,^)	421 S. Oak St., Pecos, TX 79772	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	3/27/2042	388.0	388.0	56.4	0.02%
Pecos Inn LLC dba Econo Lodge	(*,#)	2207 W Third St., Pecos, TX 79772	Accommodation	Term Loan	Prime plus	2.75%	4/28/2041	621.9	621.9	292.6	0.08%
Peter K Lee MD, PC dba Atlanta Primary Care	(*,#,^)	211 Roberson Mill Rd., Milledgeville, GA 31061	Ambulatory Health Care Services	Term Loan	Fixed	8.25%	9/13/2043	535.9	535.9	293.7	0.08%
Peter K Lee MD, PC dba Atlanta Primary Care LLC	(*,#,^)	5 Ashford Way, Hawkinsville, GA 31061	Ambulatory Health Care Services	Term Loan	Fixed	8.25%	9/13/2028	381.0	381.0	181.7	0.05%
Picon Motors LLC dba The New Young's Motors	(*,#,^)	199-211 Central Ave., Orange, NJ 07080	Motor Vehicle and Parts Dealers	Term Loan	Fixed	6%	6/12/2029	213.8	213.8	117.9	0.03%
PJT Logistics, Inc.	(*,#,^)	2-4 Commerce Way, Auburn, NY 13021	Truck Transportation	Term Loan	Prime plus	2.75%	8/23/2029	39.9	39.9	38.2	0.01%
Play4Fun dba Luv 2 Play	(*,#,^)	13722 Jamboree Rd., Irvine, CA 92602	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	7.5%	3/7/2028	148.1	148.1	141.8	0.04%
Pool Logic Design and Construction Inc	(*,#,^)	277 W Allen Ave., San Dimas, CA 91773	Construction of Buildings	Term Loan	Prime plus	2.75%	12/16/2031	484.3	484.3	327.8	0.09%
Top Cat Ready Mix, LLC, Ples Investments LLC, and Pappy's Sand	(*,#)	13851 S State HWY 34, Scurry, TX 75158	Specialty Trade Contractors	Term Loan	Fixed	8.25%	10/28/2025	1,118.1	1,118.1	626.2	0.17%
Prestige Construction of Florida, LLC	(*,#,^)	1404 Yorktown St. Ste. E, Deland, FL 32724	Construction of Buildings	Term Loan	Fixed	6%	5/23/2042	105.1	105.1	100.6	0.03%
Prime Precision Machining, LLC	(*,#,^)	845 Mandoline Ave, Madison Heights, MI 48071	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	2.75%	9/11/2029	200.8	200.8	99.4	0.03%
Prime Precision Machining, LLC	(*,#,^)	845 Mandoline Ave, Madison Heights, MI 48071	Real Estate	Term Loan	Prime plus	2.75%	9/11/2044	267.9	267.9	245.4	0.07%
R & K Contracting Inc	(*,#)	3605 NW 31st Ave, Fort Lauderdale, FL 33309	Specialty Trade Contractors	Term Loan	Fixed	6%	2/18/2026	8.2	8.2	7.6	0.00%
Ramjay Inc.	(*,#,^)	85 S. Bragg St. Ste. 303, Alexandria, VA 22312	Transit and Ground Passenger Transportation	Term Loan	Fixed	4.5%	1/13/2027	290.5	290.5	65.5	0.02%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Recovery Boot Camp, LLC, Rule 62, Inc. and Healing Properties, LLC	(*,#,^)	85 SW 5th Ave, Delray Beach, FL 33444	Ambulatory Health Care Services	Term Loan	Fixed	7.75%	12/28/2028	95.1	95.1	9.5	0.00%
Rich's Food Stores LLC dba Hwy 55 of Wallace	(*,#)	611 East Southerland St., Wallace, NC 28466	Food Services and Drinking Places	Term Loan	Fixed	8.25%	9/14/2026	99.3	99.3	24.4	0.01%
Rihahn Inc. dba RDBL, Inc	(*,#,^)	1397 McGuire Rd., Lamar, AR 72846	Forestry and Logging	Term Loan	Fixed	6%	9/14/2028	114.7	114.7	55.1	0.01%
RIHAHN INC dba RDBL, INC.	(*,#,^)	1397 McGuire Rd., Lamar, AR 72846	Forestry and Logging	Term Loan	Fixed	6%	2/5/2029	5.4	5.4	5.1	0.00%
Rhone Wolf Vineyard LLC, Goldline Brands Inc. and Myka Cellars, Inc.	(*,#,^)	5245 Bucks Bar Rd., Placerville, CA 95667	Beverage and Tobacco Product Manufacturing	Term Loan	Fixed	8.25%	1/19/2030	190.3	190.3	178.2	0.05%
Roundhay Partners LLC and Roundhay Farming LLC	(*,#,^)	6160 Granite Spring Rd., Somerset, CA 95684	Crop Production	Term Loan	Fixed	8.25%	8/8/2042	803.1	803.1	678.4	0.18%
Romain Tower Inc. David Romaine, Sugar Land Crane and Rigging, LLC	(*,#,^)	215 S Persimmon St,, Tomball, TX 77375	Heavy and Civil Engineering Construction	Term Loan	Fixed	6.25%	12/31/2028	192.9	192.9	8.3	0.00%
Romain Tower Inc.	(*,#,^)	215 S Persimmon St, Tomball, TX 77375	Heavy and Civil Engineering Construction	Term Loan	Fixed	6%	12/20/2044	201.8	201.8	177.3	0.05%
Route 130 SCPI Holdings LLC; Route 130 SCPI Operations LLC	(*,#)	423-429 Rte. 156, Trenton, NJ 08620	Food Services and Drinking Places	Term Loan	Fixed	6.25%	9/30/2039	279.5	279.5	47.3	0.01%
Royalty Freight Inc	(*,#,^)	3728 W Mckinley Ave., Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus	2.75%	12/14/2027	401.7	401.7	343.1	0.09%
Royalty Freight Inc	(*,#,^)	3728 W McKinley Ave., Fresno, CA 93722	Truck Transportation	Term Loan	Prime plus	2.75%	12/21/2028	68.0	68.0	—	0.00%
Royalty Freight Inc.	(*,#,^)	3728 W McKinley Ave., Fresno, CA 93772	Truck Transportation	Term Loan	Prime plus	2.75%	3/29/2029	313.5	313.5	—	—%
S&D Beauty Spa Inc dba Elite Nails, dba Bella's Nails & dba Onyx Nail	(*,#,^)	5604 Slide Rd., Lubbock, TX 79414	Personal and Laundry Services	Term Loan	Prime plus	2.75%	10/11/2029	132.0	132.0	28.4	0.01%
Sambella Holdings, LLC and Strike Zone Entertainment Center LLC	(*,#,^)	726-740 South Fleming St., Sebastian, FL 32958	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	12/24/2041	491.2	491.2	284.4	0.08%
Sanabi Investment, LLC dba Oscar's Moving and Storage	(*,#,^)	11421 N W 107th St., #13, Miami, FL 33178	Truck Transportation	Term Loan	Fixed	0%	3/5/2027	76.4	76.4	56.9	0.02%
Sandlot Ventures LLC and Sandbox Ventures LLC	(*,#,^)	1857A Elmdale Ave, Glenview, IL 60025	Amusement, Gambling, and Recreation Industries	Term Loan	Fixed	6%	9/25/2040	88.1	88.1	61.2	0.02%
Select Propane & Fuel Inc. and Select Fuel & Convenience LLC	(*,#)	3822 State Rte. 3, Red Bud, IL 62278	Merchant Wholesalers, Nondurable Goods	Term Loan	Fixed	7.5%	2/10/2030	518.6	518.6	33.8	0.01%
Shooter's Gun Club, LLC	(*,#)	2429 Iowa St. Ste.s B, C and D, Lawrence, KS 66046	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/27/2030	157.5	157.5	137.8	0.04%
Sky Way Enterprises, Inc, A-Liner-8-Aviation, Inc, Kissimmee Aviation	(*,#,^)	3031 Patrick St, Kissimmee, FL 34741	Air Transportation	Term Loan	Fixed	8.25%	12/12/2027	398.7	398.7	260.0	0.07%
Skyways LTD,Jet 60 LLC,Mendean Jonath, Inc,Jet AOG, Inc & Jonathan	(*,#,^)	426 15th St. NW, Huron, SD 57350	Support Activities for Transportation	Term Loan	Prime plus	2.75%	6/8/2043	180.6	180.6	6.5	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

Skyways, LTD	(*,#,^)	350 15th St. NW, Huron, SD 57350	Support Activities for Transportation	Term Loan	Fixed	6%	3/22/2029	740.7	740.7	—	—%
SM Car Sales Inc	(*,#)	2340 Royal Ln.,, Dallas, TX 75229	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	6.5%	6/16/2032	24.9	24.9	—	—%
Specialized Dairy Processors LLC and Nathaly Zapata	(*,#,^)	2200 N Commerce Pkwy., Weston, FL 33326	Food Services and Drinking Places	Term Loan	Fixed	6%	1/16/2028	44.5	44.5	39.2	0.01%
Soto Injury Law Firm, PA and My Attorney Inc	(*,#,^)	2050 Capital Cir. NE Ste. B, Tallahassee, FL 32308	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	12/3/2029	50.3	50.3	47.1	0.01%
Sovereign Communications LLC	(*,#)	26 E 3 Mile Rd,, Sault Sainte Marie, MI 49783	Broadcasting (except Internet)	Term Loan	Fixed	6.75%	2/7/2024	509.4	509.4	46.1	0.01%
SSI Refrigerated Express Inc. and Robert M Stallone	(*,#,^)	1001 E. Cooley Dr. Ste. 102, Colton, CA 92324	Truck Transportation	Term Loan	Prime plus	2.75%	11/17/2027	43.4	43.4	38.8	0.01%
SSI Refrigerated Express Inc. and Robert M Stallone dba SSI Express	(*,#,^)	1001 E. Cooley Dr. Ste. 102, Colton, CA 92324	Truck Transportation	Term Loan	Fixed	6%	2/28/2027	146.0	146.0	107.2	0.03%
StillBasi Holdings, Inc. dba Buxton Auto Transport	(*,#,^)	9371 Jackson Rd, Sacramento, CA 95826	Truck Transportation	Term Loan	Fixed	6%	3/29/2029	263.6	263.6	154.9	0.04%
Suncrest Stone Products LLC	(*,#)	341 County Farm Rd., Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	Fixed	7.25%	8/29/2041	429.2	429.2	—	—%
Suncrest Stone Products LLC	(*,#)	341 County Farm Rd., Ashburn, GA 31714	Nonmetallic Mineral Product Manufacturing	Term Loan	Fixed	7.5%	8/29/2026	499.2	499.2	43.1	0.01%
Sushi Prime, LLC and Vasilia Investments	(*,#,^)	32 SE 2nd Ave, Delray Beach, FL 33444	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/22/2028	171.2	171.2	153.4	0.04%
SVT Masonry Limited Liability Company	(*,#,^)	1208 Houghton Ln., Bennington, VT 05201	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/5/2029	58.5	58.5	54.8	0.01%
Tactical Integrated Systems Inc dba Techy	(*,#,^)	2501 Citrus Blvd, Leesburg, FL 34748	Repair and Maintenance	Term Loan	Prime plus	2.75%	8/31/2031	17.6	17.6	16.8	—%
Tarver-Henley Inc. and Tar-Hen LLC	(*,#,^)	2125 College Ave., Jackson, AL 36545	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Fixed	7.75%	6/21/2042	97.8	97.8	30.9	0.01%
Technical Ordnance Solutions,LLC	(*,#,^)	9950 Business Cir., Ste. 13, Naples, FL 34112	Fabricated Metal Product Manufacturing	Term Loan	Fixed	7.75%	3/30/2028	901.9	901.9	826.1	0.22%
The Country House Restaurant, LLC and Pelton Real Estate, LLC	(*,#,^)	677 US Rte. 7, Pittsford, VT 05763	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/30/2042	47.3	47.3	40.8	0.01%
The Garden Club, LLC	(*,#,^)	125 South DuBuque St., Iowa City, IA 52240	Miscellaneous Store Retailers	Term Loan	Prime plus	2.75%	9/21/2028	4.4	4.4	4.0	—%
Tier1 Solutions LLC	(*,#,^)	1000 Essington Rd. Ste. 109 & 111, Joliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	8/18/2027	10.5	10.5	—	—%
Tier1 Solutions LLC	(*,#,^)	1000 Essington Rd., Juliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/23/2028	4.5	4.5	—	—%
Tier1 Solutions LLC	(*,#,^)	1000 Essington Rd., Ste. 111, Joliet, IL 60435	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	1/12/2029	7.0	7.0	6.7	—%
Torchlight Academy Schools, LLC	(*,#,^)	116 County Farm Rd., Windsor, NC 27983	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	3/12/2046	220.0	220.0	192.9	0.05%
KDKB Properties, LLC and US Press, LLC	(*,#,^)	1628-A James P. Rodgers Dr., Valdosta, GA 31601	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	6/25/2031	670.6	670.6	312.8	0.08%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Unguaranteed Non-Accrual Investments (3) (22)

US Press, LLC	(*,#,^)	1628-A James P. Rodgers Dr., Valdosta, GA 31601	Printing and Related Support Activities	Term Loan	Prime plus	2.75%	6/25/2046	534.8	534.8	344.5	0.09%
US Shipping Trans Inc, Esteem Trucking Inc	(*,#,^)	16102 Sweetwater Ct., Lathrop, CA 95330	Truck Transportation	Term Loan	Prime plus	2.75%	9/26/2028	519.5	519.5	31.9	0.01%
Victorian Restaurant and Tavern, LLC	(*,#,^)	226 Maple Ave., Cheshire, CT 06410	Food Services and Drinking Places	Term Loan	Fixed	8.25%	2/22/2042	80.0	80.0	76.6	0.02%
White Hawk Inc.	(*,#,^)	2101 Dr. Martin Luther King Jr. Blvd, Stockton, CA 95205	Truck Transportation	Term Loan	Fixed	8.25%	12/15/2026	1,524.5	1,524.5	117.5	0.03%
Wilban LLC	(*,#)	454 US Hwy. 22, Whitehouse Station, NJ 08889	Food Services and Drinking Places	Term Loan	Fixed	7.5%	3/11/2026	1.8	1.8	1.7	—%
Wilban LLC	(*,#)	454 US Hwy. 22, Whitehouse Station, NJ 08889	Food Services and Drinking Places	Term Loan	Fixed	7.25%	3/28/2039	238.6	238.6	39.9	0.01%
Zahmel Restaurant Suppliers Corp dba Cash & Carry; Zahners Hardware	(*,#,^)	33-51 11th St., Astoria, NY 11106	Merchant Wholesalers, Nondurable Goods	Term Loan	Fixed	8.25%	4/28/2027	75.8	75.8	72.5	0.02%
Zeroholding, LLC	(*,#,^)	11175 Cicero Dr., Alpharetta, GA 30022	Administrative and Support Services	Term Loan	Prime plus	2.75%	3/18/2032	854.8	854.8	90.2	0.02%

Total Unguaranteed Non-Accrual SBA Investments								69,661.6	69,666.2	$34,432.5	9.17%

Total Unguaranteed SBA Investments								$532,790.9	$532,793.0	$505,267.5	134.61%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Alaska Industrial Paint LLC	1301 North Post Rd., Anchorage, AK 99501	Specialty Trade Contractors	Term Loan	Prime plus	2.75%	9/21/2047	$67.9	$67.9	$73.9	0.02%
Clean Pro 1, LLC	385 Boston Post Rd, Orange, CT 06477	Construction of Buildings	Term Loan	Prime plus	2.75%	5/29/2047	616.6	616.6	669.1	0.18%
Happier Now LLC	724 Homestead Rd., La Grange Park, IL 60526	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/11/2033	121.5	121.5	132.5	0.04%
Evolving Nurse, LLC	2940 Noble Rd., Cleveland Heights, OH 44121	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	2/18/2048	458.3	458.3	498.4	0.13%
Little Angels Daycare and Learning Center LLC	4551 Summit Blvd, West Palm Beach, FL 33415	Social Assistance	Term Loan	Prime plus	2.75%	3/24/2048	47.8	47.8	52.5	0.01%
2900 N. 18th Street LLC / Bobby Morganstein Events	77 Buck Rd., Huntingdon Valley, PA 19006	Rental and Leasing Services	Term Loan	Prime plus	2.75%	1/1/2048	699.2	699.2	758.7	0.20%
Samson Cinema Holdings, Inc.	1400 Pile St., Clovis, NM 88101	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	2.75%	1/31/2048	2,964.7	2,964.7	3,172.2	0.85%
Cold Stone Creamery	714 W Onstott Frontage Rd., Yuba City, CA 95991	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	1/23/2033	341.2	341.2	361.7	0.10%
Copper Rose LLC	550 Main St., Ste. 2, Edmonds, WA 98020	Food Manufacturing	Term Loan	Prime plus	2.75%	10/25/2032	54.4	54.4	58.7	0.02%
Moody's Hardware, LLC	22754 W 220 St., Springhill, KS 66083	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	2.75%	3/27/2048	588.3	588.3	636.8	0.17%
Gun Guardian, LLC	1136 Brick Rd., Winter Garden, FL 34787	Plastics and Rubber Products Manufacturing	Term Loan	Prime plus	2.75%	11/3/2032	82.4	82.4	89.0	0.02%
J LaMendola Physical Therapy PC	1100 Clove Rd. Ste. G-C, Staten Island, NY 10301	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	6/10/2048	453.0	453.0	491.5	0.13%
Fara Bender DMD PA	6169 Jog Rd Unit B-5, Lake Worth, FL 33467	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/27/2032	411.4	411.4	437.1	0.12%
Eva Corp. dba Premier Martial Arts	200 S Quebec St., Denver, CO 50230	Educational Services	Term Loan	Prime plus	2.75%	12/28/2032	143.2	143.2	155.7	0.04%
SGS Fit Bis LLC - Biscayne	777 BBrickell Ave., Miami, FL 33131	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	2/12/2033	198.4	198.4	213.3	0.06%
Mariposa Group - Yoga6	8131 Sawyer Brown Rd, Nashville, TN 37221	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/27/2033	81.3	81.3	87.5	0.02%
J&A Fitness LLC	914- 948 Lee St, Jefferson, GA 30549	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	4/27/2033	343.5	343.5	369.6	0.10%
Daze Salon Suites LLC	1310 E Broadway Rd Ste. 102, Tempe, AZ 85282	Personal and Laundry Services	Term Loan	Prime plus	2.75%	4/28/2033	30.9	30.9	33.2	0.01%
Goshen House & Trading LLC	4310 Pennwood Rd, Brentwood, MD 20722	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	3/31/2048	57.7	57.7	63.9	0.02%
Shea Grace Wellness LLC, dba Liquivida	18 Blyman Ct, Trenton, NJ 08690	Personal and Laundry Services	Term Loan	Prime plus	3%	5/16/2033	407.2	407.2	440.3	0.12%
Stevens Aviation & Parts, LLC	1617 Freeman Mill Rd, Suffolk, VA 23438	Professional, Scientific, and Technical Services	Term Loan	Prime plus	3%	5/17/2048	180.0	180.0	201.6	0.05%
Grudziena, Inc.dba Hotworx Surf City	112 Charlie Medlin Dr, Surf City, NC 28445	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	3%	4/18/2033	125.3	125.3	135.5	0.04%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Alkemy Ice Cream, LLC	260 Main St., Huntington, NY 11743	Food Services and Drinking Places	Term Loan	Prime plus	3%	3/30/2033	157.1	157.1	171.7	0.05%
Anopitse Ventures LLC	8950 US-64, Lakeland, TN 38002	Food Services and Drinking Places	Term Loan	Prime plus	3%	5/12/2033	11.1	11.1	12.1	—%
Adil Ghumman -Cold Stone Creamery	4700 Freeport Blvd, Sacramento, CA 95822	Food Services and Drinking Places	Term Loan	Prime plus	3%	5/12/2033	145.6	145.6	159.1	0.04%
Elexa Consumer Products	126 E Wing St Ste. 379, Arlington Heights, IL 60004	Professional, Scientific, and Technical Services	Term Loan	Prime plus	2.75%	10/24/2032	262.2	262.2	285.7	0.08%
BC Bishop Enterprises LLC dba 9Round Pooler	105-107 Grand Central Blvd, Pooler, GA 31322	Educational Services	Term Loan	Prime plus	2.75%	3/2/2028	28.9	28.9	28.9	0.01%
NJ Floats Inc	327 Rte. 202/206, Bedminster Township, NJ 07921	Computer and Electronic Product Manufacturing	Term Loan	Prime plus	2.75%	6/12/2046	822.0	822.0	822.0	0.22%
Jones Roger Shermann Inn Inc.	195 Oenoke Ridge, New Canaan, CT 06840	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/4/2030	55.1	55.1	55.1	0.01%
Rello Inc.	8063 Jericho Turnpike, Woodbury, NY 11797	Personal and Laundry Services	Term Loan	Prime plus	6.5%	4/17/2029	4.5	4.5	4.5	—%
2Choice2Friends LLC	901 W Braker Ln., Austin, TX 78758	Food Services and Drinking Places	Term Loan	Prime plus	6.5%	4/17/2029	9.3	9.3	9.3	—%
NYM Solutions Inc.	12150 SW 128th St. CT Ste. 209, Miami, FL 33186	Insurance Carriers and Related Activities	Term Loan	Prime plus	6.5%	5/6/2029	9.4	9.4	9.4	—%
MCM Design LLC	5926 Vinings Vintage Way, Mableton, GA 30126	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/23/2029	7.3	7.3	7.3	—%
Still Photography	195 Ter. Pl., Apt. 2, Brooklyn, NY 11218	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/6/2029	9.5	9.5	9.5	—%
Archer Cleaners Inc.	1514 W. 33rd St., Chicago, IL 60608	Personal and Laundry Services	Term Loan	Prime plus	6.5%	6/10/2029	9.5	9.5	9.5	—%
Campuscuts LLC	930 Robtrice Ct, Edmond, OK 73430	Personal and Laundry Services	Term Loan	Prime plus	6.5%	6/21/2029	5.7	5.7	5.7	—%
Port Diesel LLC	3212 Alex Trask Dr., Castle Hayne, NC 28429	Repair and Maintenance	Term Loan	Prime plus	6.5%	6/21/2029	9.5	9.5	9.5	—%
Menshka Inc.	88 High St., Montclair, NJ 07042	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	7/10/2029	9.6	9.6	9.6	—%
Lawrence Adeyemo & Co LLC	209-34 112 Ave, Queens Village, NY 11429	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	7/19/2029	7.7	7.7	7.7	—%
Gradstreet LLC	2437 Corinth Ave Apt 130, Los Angeles, CA 90064	Nonstore Retailers	Term Loan	Prime plus	6.5%	7/30/2029	5.6	5.6	5.6	—%
Crystal Clear Accounting	34099 Tuscan Creek Way, Temecula, CA 92592	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	8/26/2029	2.5	2.5	2.5	—%
Doghouse Sport Fishing Charters Inc.	83413 Overseas Hwy., Islamorada, FL 33036	Scenic and Sightseeing Transportation	Term Loan	Prime plus	6.5%	8/30/2029	9.7	9.7	9.7	—%
No Push Back LLC	5405 Neshaminy Blvd, Bensalem, PA 19020	Personal and Laundry Services	Term Loan	Prime plus	6.5%	8/30/2029	9.3	9.3	9.3	—%
Host Marketing LLC	206 Bell Ln., Ste. B, West Monroe, LA 71291	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	9/18/2029	9.7	9.7	9.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Standard Real Estate Services LLC	500 West Silver Spring Dr., Ste. K 200,, Glendale, WI 53217	Real Estate	Term Loan	Prime plus	6.5%	9/19/2029	9.7	9.7	9.7	—%
Bargain Store	107 Tabernacle Church Rd., Candor, NC 27229	General Merchandise Stores	Term Loan	Prime plus	6.5%	10/11/2029	9.8	9.8	9.8	—%
Pine Mountain Residential LLC	10240 Cosmopolitan Cir., Parker, CO 80134	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	10/16/2029	9.8	9.8	9.8	—%
James Clark and Company Inc.	8885 Haven Ave., Ste. 120, Rancho Cucamonga, CA 91730	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	10/22/2029	9.8	9.8	9.8	—%
Sean McNamara	5639 Wood Ln., Allentown, PA 18106	Nonstore Retailers	Term Loan	Prime plus	6.5%	11/14/2029	9.9	9.9	9.9	—%
The Pinnacle Group	105 Springside Dr., Akron, OH 44333	Social Assistance	Term Loan	Prime plus	6.5%	11/14/2029	9.9	9.9	9.9	—%
Standard Capital Corp.	2349 Wessington Dr., Virginia Beach, VA 23456	Insurance Carriers and Related Activities	Term Loan	Prime plus	6.5%	12/5/2029	10.1	10.1	10.1	—%
Scott’s Hardware Inc	200 Tuckerton Rd., Medford, NJ 08055	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	6.5%	12/6/2029	10.0	10.0	10.0	—%
HADD Corp	364 Rugby Rd., Cedarhurst, NY 11516	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	12/17/2029	10.0	10.0	10.0	—%
La Tradicion Cubana Inc.	9357 S.W. 40th St., Miami, FL 33165	Miscellaneous Store Retailers	Term Loan	Prime plus	6.5%	12/20/2029	10.0	10.0	10.0	—%
All Modes Transportation and Logistics	4313 Collingtree Dr., Rockledge, FL 32955	Support Activities for Transportation	Term Loan	Prime plus	6.5%	2/14/2030	10.1	10.1	10.1	—%
Dearly Loved Counseling LLC	14052 N Dale Mabry Hwy., Ste. 215, Tampa, FL 33618	Social Assistance	Term Loan	Prime plus	6.5%	11/24/2030	10.9	10.9	10.9	—%
Diane's Accounting Service	119 E Haywood St, England, AR 72046	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	12/3/2030	11.0	11.0	11.0	—%
Combs Creative LLC	157 Antler Ridge Cir.,, Nashville, TN 37214	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	6.5%	12/4/2030	4.1	4.1	4.1	—%
Travel with Love, LLC	8465 W Sahara Ave, Ste 111, Las Vegas, NV 89117	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	12/4/2030	4.4	4.4	4.4	—%
Jamali LLC	2741 Raceway Fairfield West, Pensacola, FL 32503	Food Services and Drinking Places	Term Loan	Prime plus	6.5%	12/11/2030	11.0	11.0	11.0	—%
David Benson LLC	1422 Euclid Ave, Cleveland, OH 44115	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	12/16/2030	11.0	11.0	11.0	—%
Vege Investments, LLC	26400 SW 177th Ave, Homestead, FL 33031	Gasoline Stations	Term Loan	Prime plus	6.5%	12/16/2030	11.0	11.0	11.0	—%
ASIL Ventures, LLC	4354 N Bell Ave, Apt G2,, Chicago, IL 60618	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	6.5%	12/22/2030	3.7	3.7	3.7	—%
SPECTRUM DYNAMICS, INC	27727 Dalton Bluff Ct., Katy, TX 77494	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	12/23/2030	11.0	11.0	11.0	—%
KCL Business Service Inc	1042 San Fernando Rd., San Fernando, CA 91340	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	6.5%	12/23/2030	11.0	11.0	11.0	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Chris' Angels Cleanning Service LLC	2090 Dunwoody Club Dr., Sandy Springs, GA 30350	Administrative and Support Services	Term Loan	Prime plus	6.5%	12/23/2030	11.0	11.0	11.0	—%
Tiki Torch Liquors	101 Dallas St., Talihima, OK 74571	Food and Beverage Stores	Term Loan	Prime plus	6.5%	12/23/2030	11.0	11.0	11.0	—%
Austen Felder Holdings	23642 Hwy. 25, Franklinton, LA 70438	Personal and Laundry Services	Term Loan	Prime plus	6.5%	1/18/2031	11.1	11.1	11.1	—%
Diamond Ridge Professionals	8629 Mesquite Cir., Magna, UT 84044	Construction of Buildings	Term Loan	Prime plus	6.5%	1/19/2031	16.6	16.6	16.6	—%
Centre for Autism Treatment	13090 Sundown Rd., Victorville, CA 92392	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	1/20/2031	16.6	16.6	16.6	—%
Andrew’s Spotless Cleaning LLC	6003 Murnan Rd, Cold Spring, KY 41076	Administrative and Support Services	Term Loan	Prime plus	6.5%	1/22/2031	16.6	16.6	16.6	—%
Wild Thing Accounting & Tax LLC	805 NE 190th Ave., Portland, OR 97230	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	1/22/2031	16.6	16.6	16.6	—%
Wild Wellness LLC	151 Lake St., Lancaster, OH 43130	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	1/22/2031	7.3	7.3	7.3	—%
Skypie Studio and Crafts LLC	933 Mary Ave, Opelousas, LA 70570	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	1/22/2031	15.9	15.9	15.9	—%
Jazma Wise	110 Golden Pine Rd SW, Austell, GA 30168	Personal and Laundry Services	Term Loan	Prime plus	6.5%	1/28/2031	10.6	10.6	10.6	—%
uniguide Media LLC	105 Pearl St., Sausalito, CA 94965	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	2/11/2031	16.7	16.7	16.7	—%
Alima Mandiang	242 E. Claremont Rd, Philadelphia, PA 19120	Personal and Laundry Services	Term Loan	Prime plus	6.5%	2/17/2031	6.7	6.7	6.7	—%
Benevolent Family Services LLC	522 S Independence Blvd., Ste. 201, Virginia Beach, VA 23452	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	3/15/2031	16.9	16.9	16.9	—%
INB Enterprise LLC	7761 Diamondback Dr., College Park, MD 20742	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	3/15/2031	16.9	16.9	16.9	—%
Blasco Tire	960 Memorial Dr., Griffin, GA 30223	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	6.5%	3/24/2031	16.8	16.8	16.8	—%
Stephanie Doty	82 Diggins Dr., Folsom, CA 95630	Insurance Carriers and Related Activities	Term Loan	Prime plus	6.5%	4/14/2031	10.0	10.0	10.0	—%
Lockett Trucking and Transport LLC	612 Colebridge Dr., Blacklick, OH 43004	Truck Transportation	Term Loan	Prime plus	6.5%	4/14/2031	16.1	16.1	16.1	—%
RV Solar LLC	3442 E Bulk Ln., Oak Creek, WI 53154	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	4/14/2031	16.9	16.9	16.9	—%
Foy Commerce LLC	1725 Park Ln. S, Ste. 2,, Jupiter, FL 33458	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/5/2031	17.0	17.0	17.0	—%
JERAGARDENS WEDDING RENTALS LLC	5842 South 1150 West, Ogden, UT 84405	Rental and Leasing Services	Term Loan	Prime plus	6.5%	7/20/2031	17.2	17.2	17.2	—%
Basha Home Improvements LLC	41 Van Houten Ave., Jersey City, NJ 07305	Construction of Buildings	Term Loan	Prime plus	6.5%	7/21/2031	7.0	7.0	7.0	—%
Tarun LLC DBA signature wine and liquor	325 South Limestone, Lexington, KY 40508	Food and Beverage Stores	Term Loan	Prime plus	6.5%	7/23/2031	17.2	17.2	17.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

C4 Technologies Inc	171 C Ave., Ste. C, Coronado, CA 92118	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	8/6/2031	17.3	17.3	17.3	—%
Dennis Hair Studio Inc.	1566 Union Turnpike, New Hyde Park, NY 11040	Personal and Laundry Services	Term Loan	Prime plus	6.5%	9/13/2031	17.4	17.4	17.4	—%
East Side Muay Thai LLC	2135 General Booth Blvd, Virginia Beach, VA 23454	Educational Services	Term Loan	Prime plus	6.5%	3/17/2032	12.0	12.0	12.0	—%
GAIA Inc. DBA Touchstone Real Estate Group	513 1st St, Cheney, WA 99004	Real Estate	Term Loan	Prime plus	6.5%	3/23/2032	24.1	24.1	24.1	0.01%
Early Care Evolution	823 Roget Way, Lawrenceville, GA 30045	Educational Services	Term Loan	Prime plus	6.5%	3/23/2032	17.9	17.9	17.9	—%
Lehigh Auto Sales and Service LLC	826 Hanover Ave, Allentown, PA 18109	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	6.5%	3/23/2032	24.1	24.1	24.1	0.01%
Rella Rells Solutions LLC	15401 Delahunty Ln., Pflugerville, TX 78660	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	6.5%	3/28/2032	5.3	5.3	5.3	—%
Chantay Richards LLC	19800 Hawthorne Blvd, Torrance, CA 90503	Personal and Laundry Services	Term Loan	Prime plus	6.5%	3/28/2032	24.1	24.1	24.1	0.01%

SHIELD TRANSPORTATION INC.	9739 S Harlem Ave. Unit 3E, Chicago Ridge, IL 60415	Transit and Ground Passenger Transportation	Term Loan	Prime plus	6.5%	3/28/2032	24.1	24.1	24.1	0.01%
Designer Golf Scorecards	1014 US-19, Holiday, FL 34691	Printing and Related Support Activities	Term Loan	Prime plus	6.5%	4/1/2032	24.2	24.2	24.2	0.01%
Jon Pratt Carpentry	1405 Canton Ave, Milton, MA 02186	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	4/1/2032	14.5	14.5	14.5	—%
Major's Service & Repair	5329 Main Rd, Sweet Valley, PA 18656	Repair and Maintenance	Term Loan	Prime plus	6.5%	4/12/2032	12.1	12.1	12.1	—%
Jeremy's Handyman Service, LLC	319 Spring Ln, Destin, FL 32541	Repair and Maintenance	Term Loan	Prime plus	6.5%	4/12/2032	14.5	14.5	14.5	—%
Royaltyzilla Associates LLC	40315 Michigan Ave #99, Canton, MI 48188	Support Activities for Transportation	Term Loan	Prime plus	6.5%	4/12/2032	24.2	24.2	24.2	0.01%
CARMEN STOCKING LLC	84122 Avendia Cedrus, Coachella, CA 92236	Truck Transportation	Term Loan	Prime plus	6.5%	4/20/2032	24.2	24.2	24.2	0.01%
Johnson Racing Suspension	153 Northway Park Rd, Machesney Park, IL 61115	Repair and Maintenance	Term Loan	Prime plus	6.5%	4/27/2032	9.3	9.3	9.3	—%
Valley Remodel and repair LLC	1103 W Sam St, Kent, WA 98032	Construction of Buildings	Term Loan	Prime plus	6.5%	4/27/2032	24.2	24.2	24.2	0.01%
DA BUSINESS MANAGEMENT INC	6700 Tampa Ave, Reseda, CA 91335	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	4/27/2032	24.2	24.2	24.2	0.01%
Ryno Resumes	1015 Grupp Rd., Des Peres, MO 63131	Administrative and Support Services	Term Loan	Prime plus	6.5%	5/3/2032	14.6	14.6	14.6	—%
Blue Oaks Financial	5716 Lonetree Blvd, Rocklin, CA 95765	Educational Services	Term Loan	Prime plus	6.5%	5/3/2032	24.4	24.4	24.4	0.01%
Semilla Baking Co LLC	2310 McDuffie St., Apt 7, Houston, TX 77019	Food Manufacturing	Term Loan	Prime plus	6.5%	5/10/2032	19.0	19.0	19.0	0.01%
Inner Light Healing	1025 Reynolds Rd., Johnson City, NY 13790	Educational Services	Term Loan	Prime plus	6.5%	5/10/2032	24.4	24.4	24.4	0.01%
Originals and Organics LLC	1902 Sussex Ln., Colorado Springs, CO 80909	Clothing and Clothing Accessories Stores	Term Loan	Prime plus	6.5%	5/10/2032	24.4	24.4	24.4	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Abundant Life Surrogacy	2716 Rose Hill St., Boise, ID 83705	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	5/12/2032	24.4	24.4	24.4	0.01%
The Feder Construction Company	14 Manor Dr., Monsey, NY 10952	Construction of Buildings	Term Loan	Prime plus	6.5%	5/13/2032	24.3	24.3	24.3	0.01%
Cordurouy LLC	665 Valley Dr., Hermosa Beach, CA 90254	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/18/2032	13.6	13.6	13.6	—%
EMC2 Mechanical Solutions LLC	10375 Plum Tree Cir, Hales Corners, WI 53130	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	5/19/2032	12.1	12.1	12.1	—%
Blount Auto Market LLC	355 E Lanier Ave, Ste. N, Fayetteville, GA 30214	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	6.5%	5/19/2032	24.3	24.3	24.3	0.01%
Hope Restored Counseling Services, PLLC	610 N Montana St, Dillon, MT 59725	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	5/19/2032	24.3	24.3	24.3	0.01%
ESG International, Inc.	8520 Allison Pointe Blvd, Indianapolis, IN 46250	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/20/2032	24.3	24.3	24.3	0.01%
Optimal Health Acupuncture	18840 SW Boones Ferry Rd, Tualatin, OR 97062	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	5/23/2032	24.3	24.3	24.3	0.01%
DRKSL LLC	127 E 59th St., 2nd Floor , Ste. 6, New York, NY 10022	Personal and Laundry Services	Term Loan	Prime plus	6.5%	5/24/2032	24.3	24.3	24.3	0.01%
Roam Overland Vehicles LLC	12308 NE 56th St., Ste. 1407, Vancouver, WA 98682	Repair and Maintenance	Term Loan	Prime plus	6.5%	5/24/2032	19.4	19.4	19.4	0.01%
Grade A Computer Services LLC	3347 Wickham Ave, Bronx, NY 10469	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/25/2032	12.1	12.1	12.1	—%
ACES of Brevard	1430 Glendale Ave NW, Palm Bay, FL 32907	Social Assistance	Term Loan	Prime plus	6.5%	5/26/2032	12.2	12.2	12.2	—%
Scale Your Genius	90 Pearl St., Denver, CO 80203	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	5/31/2032	20.1	20.1	20.1	0.01%
Que Duong LLC	6 W. 126th St., Apt. 5F, New York, NY 10027	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/3/2032	17.1	17.1	17.1	—%
805 Transportation LLC	132 Easy St, Buellton, CA 93427	Transit and Ground Passenger Transportation	Term Loan	Prime plus	6.5%	6/3/2032	24.4	24.4	24.4	0.01%
FOOTHILL FEED AND MERCANTILE, LLC	1330 GEIGER GRADE Rd., RENO, NV 89521	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	6.5%	6/7/2032	19.1	19.1	19.1	0.01%
JMichelles	620 Windham St, Petersburg, VA 23803	Food Services and Drinking Places	Term Loan	Prime plus	6.5%	6/7/2032	5.8	5.8	5.8	—%
MFT Solutions	110 E 43rd St., Apt 115, Boise, ID 83714	Repair and Maintenance	Term Loan	Prime plus	6.5%	6/8/2032	14.7	14.7	14.7	—%
EDIA World LLC	3345 SW 67th Ave, Miami, FL 33155	Nonstore Retailers	Term Loan	Prime plus	6.5%	6/9/2032	24.4	24.4	24.4	0.01%
Spend Less Store LLC	516 E Juanita Ave, Ste. 3, Mesa, AZ 85204	Food and Beverage Stores	Term Loan	Prime plus	6.5%	6/14/2032	24.4	24.4	24.4	0.01%
Clean Air Lawn Care Austin NW	5404 Pendleton LN, Austin, TX 78723	Administrative and Support Services	Term Loan	Prime plus	6.5%	6/14/2032	9.8	9.8	9.8	—%
Signature Nails	11505 NE Fourth Plain Blvd., Ste. F3, Vancouver, WA 98662	Personal and Laundry Services	Term Loan	Prime plus	6.5%	6/14/2032	14.7	14.7	14.7	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

YDK Enterprise LLC	115 Mowbray Dr, Kew Gardens, NY 11415	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/17/2032	24.4	24.4	24.4	0.01%
Tocino Strategies LLC	7133 E Plata Ave, Mesa, AZ 85212	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/23/2032	24.4	24.4	24.4	0.01%
Penny Almond, LPC, LLC	1401 Malvern Ave Ste 260, Hot Springs, AR 71901	Social Assistance	Term Loan	Prime plus	6.5%	6/23/2032	24.4	24.4	24.4	0.01%
GRIMES DAY CARE	5231 Oxford Ave, Philadelphia, PA 19124	Social Assistance	Term Loan	Prime plus	6.5%	6/23/2032	12.3	12.3	12.3	—%
Perfect Day NY LLC	384 Knickerbocker Ave, Brooklyn, NY 11237	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	6.5%	6/23/2032	23.5	23.5	23.5	0.01%
JDT Pickup and Delivery Service LLC	2870 Gonzaga Ave, Richmond, CA 94806	Couriers and Messengers	Term Loan	Prime plus	6.5%	6/24/2032	24.4	24.4	24.4	0.01%
SHY Beauty Inc.	5458 N Ashland Ave, Chicago, IL 60640	Personal and Laundry Services	Term Loan	Prime plus	6.5%	6/29/2032	22.0	22.0	22.0	0.01%
Viking Athletics	635 New Park Ave, West Hartford, CT 06110	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	6.5%	6/29/2032	24.4	24.4	24.4	0.01%
Gyer Medical Billing	26210 Christen Canyon Ln, Richmond, TX 77406	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	6/29/2032	19.5	19.5	19.5	0.01%
Paris Woodhull Illustrations	112 S Gay St, Knoxville, TN 37902	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	6.5%	6/30/2032	19.5	19.5	19.5	0.01%
Art of Touch	4415 NE Sandy Blvd, Portland, OR 97213	Personal and Laundry Services	Term Loan	Prime plus	6.5%	6/30/2032	8.8	8.8	8.8	—%
Westside Quick Services	9018 Cambridge Ave N, Minneapolis, MN 55443	Administrative and Support Services	Term Loan	Prime plus	6.5%	6/30/2032	24.4	24.4	24.4	0.01%
In This Moment Trucking LLC	142 walnut St., Kunkletown, PA 18058	Truck Transportation	Term Loan	Prime plus	6.5%	7/5/2032	24.5	24.5	24.5	0.01%
LED Unlimited, LLC	2604 San Eduardo, Mission, TX 78572	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	7/8/2032	24.6	24.6	24.6	0.01%
MoreHair City Salon LLC	412 Evans St., Ste. A, Morehead City, NC 28557	Personal and Laundry Services	Term Loan	Prime plus	6.5%	7/8/2032	24.5	24.5	24.5	0.01%
Modern Aesthetics	1350 Market St, Tallahassee, FL 32312	Personal and Laundry Services	Term Loan	Prime plus	6.5%	7/7/2032	24.6	24.6	24.6	0.01%
WHOLEVEL LLC	13007 SW 68th Ter., Miami, FL 33183	Nonstore Retailers	Term Loan	Prime plus	6.5%	7/8/2032	24.6	24.6	24.6	0.01%
Essence Day Spa	505 18th Ave N Unit B Apt. G, Myrtle Beach, SC 29577	Personal and Laundry Services	Term Loan	Prime plus	6.5%	7/12/2032	24.6	24.6	24.6	0.01%
Step by Step Speech Corporation	1400 NW 107th Ave, Ste. 306, Miami, FL 33172	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	7/15/2032	24.6	24.6	24.6	0.01%
White Caps Stewardship LLC	26040 Detroit Rd,Ste. #5, Westlake, OH 44145	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	7/19/2032	12.3	12.3	12.3	—%
Lusby Law, PA	2860 -A Ward Blvd,, Wilson, NC 27893	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	7/19/2032	24.6	24.6	24.6	0.01%
JJD Vending LLC	10950 SW 40th Ter., Miami, FL 33165	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	7/19/2032	24.6	24.6	24.6	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Anita's Home LLC	3345 SW 67th Ave, Miami, FL 33155	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	6.5%	7/21/2032	24.6	24.6	24.6	0.01%
Jaqueza Enterprises LLC	7901 4th St. North Ste. 300, ST. PETERSBURG, FL 33702	Truck Transportation	Term Loan	Prime plus	6.5%	7/22/2032	24.6	24.6	24.6	0.01%
Royal Anvil	9918 Harwin Dr., Houston, TX 77036	Repair and Maintenance	Term Loan	Prime plus	6.5%	7/22/2032	13.5	13.5	13.5	—%
South Shore Center For Electrolysis	1918 Bellmore Ave, Bellmore, NY 11710	Personal and Laundry Services	Term Loan	Prime plus	6.5%	7/27/2032	12.3	12.3	12.3	—%
Anne Mccarthy Law PC	11 Broadway, Ste. 615, New York, NY 10004	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	7/27/2032	24.6	24.6	24.6	0.01%
Elite Construction	64 Nassau St., Islip Terrace, NY 11752	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	7/27/2032	24.6	24.6	24.6	0.01%
Cherish’D Crown	164 Roundabout Ct, Rocky Mount, NC 27804	Personal and Laundry Services	Term Loan	Prime plus	6.5%	7/28/2032	10.8	10.8	10.8	—%
Addiction	1272 78th St., Brooklyn, NY 11228	Personal and Laundry Services	Term Loan	Prime plus	6.5%	8/4/2032	10.9	10.9	10.9	—%
Arva Method LLC	516 N Ogden Ave,, Ste. 150, Chicago, IL 60642	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	8/12/2032	9.9	9.9	9.9	—%
MCM Global Ecom LLC	13007 SW 68th Ter., Miami, FL 33183	Nonstore Retailers	Term Loan	Prime plus	6.5%	8/16/2032	24.7	24.7	24.7	0.01%
EJS Enterprises LLC	101 State Pl, Escondido, CA 92029	Personal and Laundry Services	Term Loan	Prime plus	6.5%	8/16/2032	24.8	24.8	24.8	0.01%
Tarek Waly	2556 Snowtip LN, Grove City, OH 43123	Nonstore Retailers	Term Loan	Prime plus	6.5%	8/16/2032	24.7	24.7	24.7	0.01%
Seeds of Hope Counseling LLC	168 Jail house Rd, Ackerman, MS 39735	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	8/16/2032	24.2	24.2	24.2	0.01%
C&H Jewelry & Pawn Shop LLC	11849 Hesperia Rd, Hesperia, CA 92345	Credit Intermediation and Related Activities	Term Loan	Prime plus	6.5%	8/17/2032	24.7	24.7	24.7	0.01%
Emerald Oglesby	2357 Warm Springs Rd., Columbus, GA 31904	Miscellaneous Store Retailers	Term Loan	Prime plus	6.5%	8/17/2032	3.0	3.0	3.0	—%
Nava Awehs Holdings	19841 Villager Cir., Yorba Linda, CA 92886	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	8/18/2032	24.7	24.7	24.7	0.01%
RHC II Inc	2451 E Baseline Rd Ste. 100, Gilbert, AZ 85234	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	8/19/2032	19.7	19.7	19.7	0.01%
Imaginasium LLC	1357 S Normandy, Republic, MO 65738	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	6.5%	8/22/2032	24.7	24.7	24.7	0.01%
Aero Medical Supply Inc	415 Argyle Rd., 3M, Brooklyn, NY 11218	Health and Personal Care Stores	Term Loan	Prime plus	6.5%	8/22/2032	24.7	24.7	24.7	0.01%
Sherae A Thompson	915 Bowden Ave,, Chesapeake, VA 23323	Repair and Maintenance	Term Loan	Prime plus	6.5%	8/23/2032	2.5	2.5	2.5	—%
Vitality Family Chiropractic LLC	1255 Johnson Ferry Rd,Ste. 26, Marietta, GA 30068	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	8/23/2032	24.7	24.7	24.7	0.01%
T&K Bailey Enterprise LLC	14685 North County Rd. 175 E, Eaton, IN 47338	Truck Transportation	Term Loan	Prime plus	6.5%	8/24/2032	24.7	24.7	24.7	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Spoon Boyz Automotive	6500 1st Ave. S,, Birmingham, AL 35212	Repair and Maintenance	Term Loan	Prime plus	6.5%	8/25/2032	19.5	19.5	19.5	0.01%
RAINFOREST REAL ESTATE	640 S Forks Ave #1021, Forks, WA 98331	Real Estate	Term Loan	Prime plus	6.5%	8/26/2032	24.7	24.7	24.7	0.01%
Barakel Corporation	1205 Pine Valley Ln, Titusville, FL 32780	Administrative and Support Services	Term Loan	Prime plus	6.5%	8/26/2032	9.1	9.1	9.1	—%
Mashore Trucking LLC	414 Parkertown Rd, Troutman, NC 28166	Truck Transportation	Term Loan	Prime plus	6.5%	8/30/2032	24.7	24.7	24.7	0.01%
VNB Business Brokers LLC	845 Third Ave., 6th Floor, New York, NY 10022	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	9/2/2032	24.8	24.8	24.8	0.01%
Across the Bar Bartending Services and Rentals LLC	342 McGrady Rd. NE, Rome, GA 30165	Food Services and Drinking Places	Term Loan	Prime plus	6.5%	9/7/2032	19.8	19.8	19.8	0.01%
Strumba Media LLC dba Miracle Noodle	10275 Collins Ave.,Ste. 1034,, Bal Harbour, FL 33154	Health and Personal Care Stores	Term Loan	Prime plus	6.5%	9/23/2032	24.8	24.8	24.8	0.01%
25 DIALS LLC	4455 Earman Dr., Hilliard, OH 43026	Merchant Wholesalers, Durable Goods	Term Loan	Prime plus	6.5%	9/27/2032	24.8	24.8	24.8	0.01%
Food Sales Midwest, LLC	908 Wolfrum Glen Ct., St Peters, MO 63304	Wholesale Electronic Markets and Agents and Brokers	Term Loan	Prime plus	6.5%	9/29/2032	15.9	15.9	15.9	—%
A2Z Automation Group LLC	13007 SW 68th Ter., Miami, FL 33183	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	9/29/2032	24.8	24.8	24.8	0.01%
F5 Athletics LLC	1078 W 350 S, Syracuse, UT 84075	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	6.5%	10/5/2032	22.4	22.4	22.4	0.01%
One love Jiu Jitsu	5255 S Decatur Blvd, Las Vegas, NV 89118	Educational Services	Term Loan	Prime plus	6.5%	10/5/2032	19.9	19.9	19.9	0.01%
Lily Bean Coffee	108 E Warren St, Shelby, NC 28150	Food Services and Drinking Places	Term Loan	Prime plus	6.5%	10/7/2032	24.9	24.9	24.9	0.01%
T&D ELECTRIC INC	4211 Smithsonia Ct,, Tucker, GA 30084	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	10/7/2032	12.3	12.3	12.3	—%
Pickett Excavating, LLC	3958 Ky Hwy 1032 E, Berry, KY 41003	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	10/7/2032	24.9	24.9	24.9	0.01%
123 Go Daycare	2558 Creston Ave., Apt GRI, Bronx, NY 10468	Social Assistance	Term Loan	Prime plus	6.5%	10/7/2032	14.9	14.9	14.9	—%
Poteat's Transmission Parts Inc.	1906 N Main St., Kannapolis, NC 28081	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	6.5%	10/7/2032	24.9	24.9	24.9	0.01%
Trinity Property Management	606 E Chippewa St., Paola, KS 66071	Real Estate	Term Loan	Prime plus	6.5%	10/11/2032	14.9	14.9	14.9	—%
Francisco Jose Cordovez	11113 Biscayne Blvd., Miami, FL 33181	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	10/10/2032	10.2	10.2	10.2	—%
Valentine Productions LLC	4-4382 Kuhio Hwy, Anahola, HI 96703	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	6.5%	10/11/2032	24.9	24.9	24.9	0.01%
Yeren LLC	347 5th Ave, New York, NY 10016	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	10/12/2032	25.0	25.0	25.0	0.01%
Anna Marie's Fajita Shack LLC	411 Marywood Dr, Henderson, KY 42420	Food Services and Drinking Places	Term Loan	Prime plus	6.5%	10/17/2032	10.2	10.2	10.2	—%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Muller Miles Trucking LLC	14107 Newberry Grove Ln, Rosharon, TX 77583	Truck Transportation	Term Loan	Prime plus	6.5%	10/21/2032	24.9	24.9	24.9	0.01%
MULDER'S LANDSCAPE SUPPLIES, INC.	3333 Ravine Rd, Kalamazoo, MI 49006	Building Material and Garden Equipment and Supplies Dealers	Term Loan	Prime plus	6.5%	10/21/2032	14.9	14.9	14.9	—%
Images by Andrea Rae	3140 Black Oak Dr, Rocklin, CA 95765	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	10/25/2032	14.9	14.9	14.9	—%
GETTYSBURG CLEANER LLC	12 Springs Ave, Gettysburg, PA 17325	Personal and Laundry Services	Term Loan	Prime plus	6.5%	10/26/2032	24.9	24.9	24.9	0.01%
Wine 702 LLC	702 Bridgeport Ave, Shelton, CT 06484	Food and Beverage Stores	Term Loan	Prime plus	6.5%	10/26/2032	24.9	24.9	24.9	0.01%
The Studio Pilates LLC DBA Sultivate	468 S Main St, Cottonwood, AZ 86326	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	6.5%	10/26/2032	24.9	24.9	24.9	0.01%
US Trusted Towing	1000 W. Horsetooth Rd., Fort Collins, CO 80526	Support Activities for Transportation	Term Loan	Prime plus	6.5%	11/2/2032	12.5	12.5	12.5	—%
Peggs Designs LLC	812 NE 16th St, Fort Lauderdale, FL 33304	Construction of Buildings	Term Loan	Prime plus	6.5%	11/3/2032	25.0	25.0	25.0	0.01%
GJS APPRAISAL SERVICES LLC	200 Hoover Ave, Las Vegas, NV 89101	Real Estate	Term Loan	Prime plus	6.5%	11/4/2032	25.0	25.0	25.0	0.01%
CAN'T RANCH, LLC	2302 Henderson Way, Plant City, FL 33563	Animal Production and Aquaculture	Term Loan	Prime plus	6.5%	11/4/2032	25.0	25.0	25.0	0.01%
Ray’s Big Top Tents, Inc.	1320 Belmar Dr, Louisville, KY 40213	Rental and Leasing Services	Term Loan	Prime plus	6.5%	11/4/2032	25.0	25.0	25.0	0.01%
Garrelts Glass	18018 SW Hopkins Switch Rd., Douglass, KS 67039	Nonmetallic Mineral Product Manufacturing	Term Loan	Prime plus	6.5%	11/4/2032	25.0	25.0	25.0	0.01%
Mosley and Associates Consutling	491 Glendalough Pl SW, Atlanta, GA 30310	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	11/10/2032	25.0	25.0	25.0	0.01%
Post American Fine Art LP	1810 E Sahara Ave, Ste. 455, Las Vegas, NV 89104	Miscellaneous Store Retailers	Term Loan	Prime plus	6.5%	11/14/2032	21.5	21.5	21.5	0.01%
Pricetone Entertainment LLC	3200 N San Fernando Blvd, Burbank, CA 91504	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	6.5%	11/16/2032	15.0	15.0	15.0	—%
Blue Strategies Group LLC	4465 E Paradise Village Pkwy. S, Unit #1131, Phoenix, AZ 85032	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	11/17/2032	15.5	15.5	15.5	—%
Brea Construction LLC	1420 N Cumberland St., Metairie, LA 70003	Construction of Buildings	Term Loan	Prime plus	6.5%	11/17/2032	12.5	12.5	12.5	—%
Kelly Nicole Salon	931 W Liberty Dr., Wheaton, IL 60187	Personal and Laundry Services	Term Loan	Prime plus	6.5%	11/17/2032	25.0	25.0	25.0	0.01%
RDS Investments	19677 Grover St., Omaha, NE 68130	Insurance Carriers and Related Activities	Term Loan	Prime plus	6.5%	11/17/2032	25.0	25.0	25.0	0.01%
Matthew Paul DBA Cabinets Plus Refacing	16651 Shadyridge Dr, Tyler, TX 75703	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	11/18/2032	25.0	25.0	25.0	0.01%
Gold Lion Music Inc.	928 S. BROADWAY, Ste. 1002, Los Angeles, CA 90015	Motion Picture and Sound Recording Industries	Term Loan	Prime plus	6.5%	11/18/2032	25.0	25.0	25.0	0.01%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Accrual Investments (4a)

Mike Judy Presents LLC	84 S Ridgewynd Ct, Lake Saint Louis, MO 63367	Performing Arts, Spectator Sports, and Related Industries	Term Loan	Prime plus	6.5%	11/30/2032	25.0	25.0	25.0	0.01%
Thompson Family Firm, P.A.	1217 E Robinson St, Orlando, FL 32801	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	11/30/2032	25.0	25.0	25.0	0.01%
RP DEFENSE LAW, APC	16861 Ventura Blvd., Ste. 305, Encino, CA 91436	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.5%	12/1/2032	25.0	25.0	25.0	0.01%
Kaitlyn Jeanne Salon	439 N West Rd., Lombard, IL 60148	Personal and Laundry Services	Term Loan	Prime plus	6.5%	12/1/2032	25.0	25.0	25.0	0.01%
JLS Electric Company LLC	956 English Hollow Dr, Bandera, TX 78003	Specialty Trade Contractors	Term Loan	Prime plus	6.5%	12/8/2032	15.0	15.0	15.0	—%
Comungas Creations LLC	1628 Vermont Rte 125, Hancock, VT 05748	Ambulatory Health Care Services	Term Loan	Prime plus	6.5%	12/14/2032	25.0	25.0	25.0	0.01%
MLM worldwide lTD	15067 Encanto Dr., Sherman Oaks, CA 91403	Real Estate	Term Loan	Prime plus	6.5%	12/14/2032	25.0	25.0	25.0	0.01%
The Aerial Loft LLC	267 Horton Hwy., Mineola, NY 11501	Educational Services	Term Loan	Prime plus	6.5%	12/15/2032	12.5	12.5	12.5	—%
Special Events Staffing	1015 N Lake Ave, Ste. 205, Pasadena, CA 91104	PPP	Term Loan	Fixed	1.0%	6/1/2022	40.1	40.1	40.1	0.01%
DANIELLE|TATE	347 Bianco Ridge Ave, Las Vegas, NV 89183	PPP	Term Loan	Fixed	1.0%	3/31/2026	20.8	20.8	20.8	0.01%
Total SBA Guaranteed Accrual Investments							$13,490.7	$13,490.7	$14,201.8	3.78%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
SBA Guaranteed Non-Accrual Investments (4b)

MIT LLC	(*)	11 North Peach ST., Medford, OR 97504	Publishing Industries (except Internet)	Term Loan	Prime plus	2.75%	3/31/2042	$13.2	$13.2	$13.2	—%
Neville Galvanizing, Inc	(*)	2983 Grand Ave., Pittsburgh, PA 15225	Fabricated Metal Product Manufacturing	Term Loan	Prime plus	6.00%	12/15/2042	707.1	707.1	707.1	0.19%
The Country House Restaurant, LLC and Pelton Real Estate, LLC	(*)	677 US Rte. 7, Pittsford, VT 05763	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/30/2042	141.9	141.9	141.9	0.04%
CIS BIG DOG, LLC	(*)	8920 US HWY, 62 WEST, Cynthiana, KY 41031	Administrative and Support Services	Term Loan	Prime plus	2.75%	9/19/2027	140.0	140.0	140.0	0.04%
Johnny's Boy LLC	(*)	127 East King St., Martinsburg, WV 25401	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	6/7/2044	93.2	93.2	93.2	0.02%
Destination Hope, Inc, TrilogyTreatment & Wellness Center, Inc, The Ac	(*)	6555 NW 9th Ave, Fort Lauderdale, FL 33309	Ambulatory Health Care Services	Term Loan	Prime plus	2.75%	12/30/2029	67.1	67.1	67.1	0.02%
Clowers Trucking by Faith LLC	(*)	705 E Brookwood PL, Valdosta, GA 31601	Truck Transportation	Term Loan	Prime plus	6.50%	5/23/2029	10.2	10.2	10.2	—%
Flex Beauty Labs LLC	(*)	6215 Donegal Dr, Orlando, FL 32819	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	6.50%	11/24/2030	10.9	10.9	10.9	—%
Beau & HB Inc. dba Beau’s Billard, Bowling & Arcade	(*)	100 Village Rd., Port Lavaca, TX 77979	Amusement, Gambling, and Recreation Industries	Term Loan	Prime plus	2.75%	3/16/2029	87.1	87.1	87.1	0.02%
Savannah Area Language & Culture Exchange, LLC	(*)	6 Dovetail Crossing, Savannah, GA 31419	Educational Services	Term Loan	Prime plus	6.50%	12/16/2030	11.3	11.3	11.3	—%
Moon Group, Inc.	(*)	145 Moon Rd, Chesapeake City, MD 21915	Merchant Wholesalers, Nondurable Goods	Term Loan	Prime plus	2.75%	6/27/2029	3,249.8	3,249.8	3,249.9	0.87%
Hackstaff Restaurants	(*)	248 W 1st. St. Ste 201, Reno, NV 89501	Food Services and Drinking Places	Term Loan	Prime plus	2.75%	7/15/2029	389.9	389.9	389.9	0.10%
SM CAR SALES	(*)	2340 Royal Ln.,, Dallas, TX 75229	Motor Vehicle and Parts Dealers	Term Loan	Prime plus	6.5%	6/16/2032	24.9	24.9	24.9	0.01%
2XP VENTURES LLC	(*)	4670 Azalea Dr, Naples, FL 34119	Professional, Scientific, and Technical Services	Term Loan	Prime plus	6.50%	6/30/2032	22.5	22.5	22.5	0.01%
Total SBA Guaranteed Non-Accrual Investments								$4,969.1	$4,969.1	$4,969.2	1.32%

Total SBA Guaranteed Investments								$18,459.8	$18,459.8	$19,171.0	5.11%

Total SBA Unguaranteed and Guaranteed Investments								$551,250.7	$551,252.8	$524,438.5	139.72%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Ownership or Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Controlled Investments (5) (22)

Automated Merchant Services, Inc.	(*,#) (7) (21)	12230 Forest Hill Blvd., Wellington, FL 33414	Data processing, Hosting, and Related Services	Common Stock	Own	100%	—	$—	$—	$53.0	0.01%
CDS Business Services, Inc.	(*,#) (8)	1985 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Common Stock	Own	100%	—	—	4,428.0	—	—%
				Line of Credit	Fixed	10%	Dec 2023	20,000.0	20,000.0	5,804.0	1.55%
Newtek Technology Solutions, Inc.	(#) (6)	1904 W. Parkside Lane Phoenix, AZ 85027	Data processing, Hosting, and Related Services	Common Stock	Own	100%	—	—	19,903.7	27,500.0	7.33%
				Line of Credit	Fixed	10%	Nov 2028	11,000.0	11,000.0	11,000.0	2.93%
Newtek Insurance Agency, LLC	(*,#) (13)	1981 Marcus Ave., Lake Success, NY 11042	Insurance Carriers and Related Activities	Membership Interest	Own	100%	—	—	2,035.0	5,500.0	1.47%
PMTWorks Payroll, LLC	(*,#) (9)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	Membership Interest	Own	100%	—	—	8,403.1	3,600.0	0.96%
Small Business Lending, LLC	(*,#) (12)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Membership Interest	Own	100%	—	—	4,563.0	10,500.0	2.80%
ADR Partners, LLC dba banc-serv Partners, LLC	(*,#) (19)	8777 Purdue Rd, Indianapolis, IN 46268	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Membership Interest	Own	100%	—	—	6,199.9	—	—%
Newtek Merchant Solutions, LLC	(#) (11)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	Membership Interest	Own	100%	—	—	16,538.0	109,000.0	29.04%
Mobil Money, LLC	(#) (17)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	Membership Interest	Own	100%	—	—	2,980.0	8,250.0	2.20%
Newtek Business Lending, LLC	(#) (10)	14 East Washington St., Orlando, FL 32801	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Membership Interest	Own	100%	—	—	32,578.4	76,000.0	20.25%
Newtek Conventional Lending, LLC	(#) (18) (23)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Membership Interest	Own	50%	—	—	17,552.0	16,587.0	4.42%
Newtek TSO II Conventional Credit Partners, LP	(#)	1981 Marcus Ave., Lake Success, NY 11042	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Membership Interest	Own	50%	—	—	5,762.0	6,435.0	1.71%
Titanium Asset Management, LLC	(*,#) (14)	1981 Marcus Ave., Lake Success, NY 11042	Administrative and Support Services	Membership Interest	Own	100%	—	—	822.0	196.0	0.05%
Excel WebSolutions, LLC	(*,#) (15)	888 East Brighton Ave. Syracuse, NY 13205	Data processing, Hosting, and Related Services	Membership Interest	Own	100%	—	—	230.0	—	—%
POS on Cloud, LLC	(#) (20)	1981 Marcus Ave., Lake Success, NY 11042	Data processing, Hosting, and Related Services	Term Loan	Fixed	10%	Sept 2023	1,300.0	1,300.0	1,300.0	0.35%
				Membership Interest	Own	59.76%	—	—	514.0	514.0	0.14%
Total Controlled Investments								$32,300.0	$154,809.2	$282,239.0	75.19%

See accompanying notes to consolidated financial statements.

NEWTEK BUSINESS SERVICES CORP. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022
(In Thousands)

Portfolio Company	Tickmarks	Company Address	Industry	Type of Investment	Ownership or Interest Rate (2)	Maturity	Principal	Cost	Fair Value	% of Net Assets
Non-Control Investments (22)

EMCAP Loan Holdings, LLC	(+,#) (16)	1140 Reservoir Ave., Cranston, RI 02920	Securities, Commodity Contracts, and Other Financial Investments and Related Activities	Membership Interest	Own	4.67%	—	$—	$1,000.0	$1,000.0	0.27%
Biller Genie Software, LLC	(24)	3550 Biscyane Bivd Suite 704, Miami, FL 33137	Data processing, Hosting, and Related Services	Membership Interest	Own	1.82%	0	—	360.0	360.0	0.10%
Total Non-Control Investments								$—	$1,360.0	$1,360.0	0.36%

Total Investments								$583,550.7	$707,422.0	$808,037.5	215.27%

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
(2) The interest rates in effect on our loans as of December 31, 2022 are based off a Prime Rate equal to 6.25%, with the exception of PPP loans. The SBA reimburses the Company for originating PPP loans and such SBA reimbursements are included as interest income on PPP loans. The 1% interest rate shown for PPP loans is the rate that would be in effect if the PPP loans were not forgiven by the SBA. See NOTE 2—SIGNIFICANT ACCOUNTING POLICIES.
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
(5) Controlled Investments are disclosed above as equity investments (except as otherwise noted) in those companies that are “Controlled Investments” of the Company as defined in the Investment Company Act of 1940. A company is deemed to be a “Controlled Investment” of NewtekOne, Inc. if NewtekOne, Inc. or its subsidiaries owns more than 25% of the voting securities of such company. See NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS in the accompanying notes to the consolidated financial statements for transactions during the year ended December 31, 2022 with affiliates the Company is deemed to control.

See accompanying notes to consolidated financial statements.

(6) Newtek Technology Solutions, Inc. (“NTS”) is a wholly-owned portfolio company that provides website hosting, dedicated server hosting, cloud hosting, web design and development, internet marketing, ecommerce, data storage, backup and disaster recovery, and other related services; 100% owned by NBSH Holdings, LLC (a subsidiary of Newtek Business Services Holdco 1, Inc., a subsidiary of NewtekOne, Inc.). International Professional Marketing, Inc. (“IPM”) and Sidco, LLC d/b/a Cloud Nine Services (“SIDCO”) were wholly-owned portfolio companies which consult, strategize, design, and implement technology solutions for enterprise and commercial clients across the U.S. On January 1, 2021, the Company contributed its ownership of IPM and SIDCO to NTS, and IPM and SIDCO became subsidiaries of NTS. In July 2021, IPM merged with and into NTS, with NTS as the surviving entity. The Schedule of Investments shows SIDCO under NTS.
(7) 96.11% owned by Wilshire Partners, LLC (a subsidiary of NewtekOne, Inc.), 3.89% owned by NewtekOne, Inc.
(8) CDS Business Services, Inc. d/b/a Newtek Business Credit Solutions, a wholly-owned portfolio company that is part of the Company’s business finance platform, providing receivables and inventory financing to small and medium size businesses; 50.15% owned by The Whitestone Group, LLC (a subsidiary of Wilshire Holdings I, Inc., a subsidiary of NewtekOne, Inc.) and 49.85% owned by Wilshire Holdings 1, Inc. (a subsidiary of NewtekOne, Inc.).
(9) PMTWorks Payroll, LLC d/b/a Newtek Payroll and Benefits Solutions (“NPS” or “PMT”), a wholly-owned portfolio company which offers an array of industry standard payroll management, payment and tax reporting services to SMBs; 25% owned by The Whitestone Group, LLC, (a subsidiary of Wilshire Holdings I, Inc., a subsidiary of NewtekOne, Inc.), 65% owned by Wilshire Holdings I, Inc. (a subsidiary of NewtekOne, Inc.), and 10% owned by Exponential Business Development Co., Inc. (a subsidiary of NewtekOne, Inc.).
(10) Newtek Business Lending, LLC (“NBL”), a wholly-owned portfolio company that provides SBA 504 loans and financing to the SMB market for the acquisition of fixed assets and loan origination services to other parts of the Company’s business finance platform; 100% owned by Newtek Business Services Holdco 6, Inc. (a subsidiary of NewtekOne, Inc.).
(11) Newtek Merchant Solutions, LLC (“NMS”) is a wholly-owned portfolio company that markets credit and debit card processing services, check approval services, processing equipment, and software; 100% owned by NBSH Holdings, LLC (a subsidiary of Newtek Business Services Holdco 1, Inc., a subsidiary of NewtekOne, Inc.).
(12) Small Business Lending, LLC (“SBL”) is a wholly-owned portfolio company that is part of the Company’s business finance platform;100% owned by Newtek LSP Holdco, LLC (a subsidiary of Wilshire Holdings I, Inc. and Newtek Business Services Holdco 5, Inc., both subsidiaries of NewtekOne, Inc.). SBL provides third-party loan servicing for SBA and non-SBA loans, and provides lending institutions with outsourced solutions for the entire SBA lending process, including credit analysis, structuring and eligibility, packaging, closing compliance and servicing. In addition, SBL provides loan and servicing solutions to other parts of the Company’s business finance platform.
(13) Newtek Insurance Agency, LLC (“NIA”), a wholly-owned portfolio company which is a retail and wholesale brokerage insurance agency, licensed in all 50 states, specializing in the sale of commercial and health/benefits lines insurance products to the small and medium size business market as well as various personal lines of insurance; 100% owned by Wilshire Holdings I, Inc. (a subsidiary of NewtekOne, Inc.).
(14) 50% owned by Exponential Business Development Co., Inc. (a subsidiary of NewtekOne, Inc.), 47.8% owned by The Whitestone Group, LLC (a subsidiary of Wilshire Holdings I, Inc., a subsidiary of NewtekOne, Inc.) and 2.2% owned by Wilshire New York Advisers II, LLC (a subsidiary of NewtekOne, Inc.).
(15) 100% owned by The Whitestone Group, LLC (a subsidiary of Wilshire Holdings I, Inc., a subsidiary of NewtekOne, Inc.)
(16) 4.67% owned by Wilshire Holdings I, Inc. (a subsidiary of NewtekOne, Inc.). The initial acquisition date for EMCAP Loan Holdings, LLC was April 25, 2018.
(17) Mobil Money, LLC (“Mobil Money”), a wholly-owned portfolio company that provides payment processing for a merchant portfolio of taxi cabs; 100% owned by Newtek Business Services Holdco 4, Inc. (a subsidiary of NewtekOne, Inc.).
(18) On May 20, 2019, the Company and its joint venture partner launched Newtek Conventional Lending, LLC (“NCL”) to provide non-conforming conventional commercial and industrial term loans to U.S. middle-market companies and small businesses. NCL is 50% owned by Newtek Commercial Lending, Inc. (a wholly-owned subsidiary of NewtekOne, Inc.) and 50% owned by Conventional Lending TCP Holding, LLC (a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (NASDAQ:TCPC)). Deemed an investment company under the 1940 Act.

See accompanying notes to consolidated financial statements.

(19) 100% owned by Newtek LSP Holdco, LLC (a subsidiary of Wilshire Holdings I, Inc. and Newtek Business Services Holdco 5, Inc., both subsidiaries of NewtekOne, Inc.).
(20) 59.76% owned by Newtek Business Services Holdco 3, Inc. (a subsidiary of NewtekOne, Inc.) and 40.24% owned by multiple non-affiliates.
(21) Zero cost basis is reflected as the portfolio company was organized by the Company and incurred internal legal costs to organize the entity and immaterial external filing fees which were expensed when incurred.
(22) All of the Company’s investments are in entities which are organized under the Laws of the United States and have a principal place of business in the United States.
(23) Non-qualifying asset under the Investment Company Act of 1940, as amended. Under the Investment Company Act of 1940, as amended, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. At December 31, 2022, 7.5% of total assets are non-qualifying assets.
(24) 1.82% owned by NewtekOne, Inc. as of December 31, 2022. In September 2022, NewtekOne, Inc. acquired from NMS (a wholly-owned portfolio company) its investment in Biller Genie Software, LLC and made a subsequent additional investment.

As of December 31, 2022, the federal tax cost of investments was $707.4 million resulting in estimated gross unrealized gains and losses of $192.6 million and $83.6 million, respectively.

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

NEWTEKONE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

The Company is a leading business and financial solutions provider to SMBs. NewtekOne and its subsidiaries provide SMBs with the following Newtek® branded business and financial solutions: Newtek Bank, Newtek Lending, Newtek Payments, Newtek Insurance, Newtek Payroll and Newtek Technology. As of January 6, 2023, the Company became a financial holding company and has ceased to be a BDC.

On January 6, 2023, the Company completed the Acquisition of NBNYC, a national bank regulated and supervised by the OCC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC for $20 million. NBNYC has been renamed Newtek Bank, National Association and has become a wholly owned subsidiary of the Company. In connection with the completion of the Acquisition, the Company contributed to Newtek Bank $31 million of cash and two of the Company’s subsidiaries, NBL and SBL. Upon the consummation of the Acquisition, Newtek Bank entered into an operating agreement with the OCC concerning certain matters including capital, liquidity and concentration limits, and memorializing the business plan submitted to the OCC.

The Company also filed with the SEC a Form N-54C, Notification of Withdrawal of Election to be Subject to the 1940 Act, and has ceased to be a BDC as of January 6, 2023. As a result of the Acquisition, the Company is now a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. The Company no longer qualifies as a regulated investment company for federal income tax purposes and no longer qualifies for accounting treatment as an investment company. As a result, as of January 6, 2023, in addition to Newtek Bank and its consolidated subsidiaries, NBL and SBL, the following NewtekOne portfolio companies and subsidiaries are consolidated non-bank subsidiaries in the Company’s financial statements: NSBF; NMS; Mobil Money; NBC; PMT; NIA; TAM; Newtek Business Services Holdco 6, Inc; NCL.; EWS; NTS and POS. In addition, as a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by EWS and NTS, including its subsidiary SIDCO, within two years of becoming a financial holding company, subject to any extension of the two-year period.

On January 17, 2023, the Company changed its name from Newtek Business Services Corp. to NewtekOne, Inc.

Except as otherwise noted, all financial information included in the tables in the following footnotes is stated in thousands, except per share data.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES:
Fair Value

For the years ended December 31, 2022 and 2021, the Company applied fair value accounting to certain of its financial instruments in accordance with ASC Topic 820 — Fair Value Measurement (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions reflected those that management believed market participants would use in pricing the financial instrument at the measurement date.

For the years ended December 31, 2022 and 2021, the availability of observable inputs varied depending on the financial instrument and was affected by a wide variety of factors, including, for example, the type of product, whether the product was new, whether the product was traded on an active exchange or in the secondary market and the current market conditions. To the extent that the valuation was based on models or inputs that were less observable or unobservable in the market the determination of fair value required more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value was greatest for financial instruments classified as Level 3.

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

Consolidation

As provided under ASC Topic 946 — Investment Companies, for the years ended December 31, 2022 and 2021, the Company generally did not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consisted of providing services to the Company.

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

Distributions

For the years ended December 31, 2022 and 2021, dividends and distributions to the Company's common stockholders were recorded on the ex-dividend date. The timing and amount to be paid out as a dividend or distribution was determined by the Company's Board each quarter and is generally based upon the annual taxable earnings estimated by management.

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of December 31, 2022, cash deposits in excess of insured amounts totaled $90.6 million. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of December 31, 2022.
Restricted Cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties, cash reserves established as part of a voluntary agreement with the SBA, cash reserves associated with securitization transactions, and cash margin as collateral for derivative instruments. As of December 31, 2022, total restricted cash was $71.9 million.

The following table provides a reconciliation of cash and restricted cash as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Cash	$53,692	$2,397
Restricted cash	71,914	184,463
Cash and restricted cash	$125,606	$186,860

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
From 2010 through January 6, 2023, NSBF engaged in securitizations of the unguaranteed portions of its SBA 7(a) loans. A securitization uses a special purpose entity (the “Trust”), which is considered a variable interest entity. Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidation, which became effective January 1, 2010, the Company determined that as the primary beneficiary of the securitization vehicle, based on its power to direct activities through its role as servicer for the Trust and its obligation to absorb losses and right to receive benefits, it needed to consolidate the Trusts. The Company therefore consolidated the entities using the carrying amounts of the Trust’s assets and liabilities and reflects the assets in SBA Unguaranteed Non-Affiliate Investments and reflects the associated financing in Notes Payable - Securitization trusts on the Consolidated Statements of Assets and Liabilities.
Servicing Assets
For the years ended December 31, 2022 and 2021, the Company accounted for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. Servicing assets were measured at fair value at each reporting date and the Company reported changes in the fair value of servicing assets in earnings in the period in which the changes occur. The Company earned servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgement is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy.
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

The Company’s U.S. federal and state income tax returns prior to fiscal year 2019 are generally closed, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company elected to be treated as a RIC under the Code beginning with the 2015 tax year and, through the year ended December 31, 2022, operated in a manner so as to continue to qualify for the tax treatment applicable to RICs. The RIC tax return includes the Company and NSBF, a single member LLC disregarded for tax purposes. None of the Company’s other subsidiaries are included in the RIC tax return. The Company will evaluate and record any deferred tax assets and liabilities of the subsidiaries that are not included in the RIC tax return.

As a RIC, the Company was required to pay a 4% excise tax if it did not distribute in each calendar year an amount at least equal to the sum of:

•98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month
•period ending on October 31 of such calendar year; and
•100% of any income or gains recognized, but not distributed, in preceding years.

For the years ended December 31, 2022, 2021 and 2020, no U.S. federal excise taxes were due.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the net unrealized appreciation generated by the controlled investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $19.2 million and $12.7 million at December 31, 2022 and December 31, 2021, respectively, and are recorded as deferred tax liabilities on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Stock Repurchase Program

On June 21, 2022, the Company's Board of Directors approved a repurchase program under which the Company may repurchase up to 500,000 shares of the Company’s common stock, par value $0.02 per share, through open market purchases, including block purchases, in such manner as will comply with the provisions of the Investment Company Act of 1940 and the Securities Exchange Act of 1934, as amended. The Company’s repurchase program terminated on December 21, 2022. The Company has not repurchased any common shares under the repurchase program during the years ended December 31, 2022.

Investment Income
For the years ended December 31, 2022 and 2021, management reviewed all loans that became 90 days or more past due on principal or interest or when there was reasonable doubt that principal or interest would be collected for possible placement on management’s designation of non-accrual status. Interest receivable was analyzed regularly and reserved against when deemed uncollectible. Interest payments received on non-accrual loans were recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans were restored to accrual status when past due principal and interest was paid and, in management’s judgment, was likely to remain current, although we may have made exceptions to this general rule if the loan had sufficient collateral value and is in the process of collection.

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
For the years ended December 31, 2022 and 2021, dividend income was recognized on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we assessed many factors including a portfolio company’s cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amounts were recorded first as a reduction of our investment and then as a realized gain on investment.

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
For the years ended December 31, 2022 and 2021, investment transactions were accounted for on a trade-date basis. Realized gains or losses on investments were measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reported current period changes in the fair value of investments as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

Beginning in 2023, the Company anticipates applying accounting standards applicable to a financial holding company.

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

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments” (Topic 326) and in April 2019, the FASB issued ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (collectively, “CECL”). CECL changed how entities measure potential credit losses for most financial assets and certain other instruments that are not measured at fair value. CECL replaced the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost. While ASU 2016-13 does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. CECL is effective for the Company beginning January 1, 2023; however, the Company intends to continue to fair value NSBF’s SBA 7(a) loan portfolio until the portfolio is completely runoff. After the Acquisition on January 6, 2023, the Company owns and will consolidate Newtek Bank, which will apply CECL. The Company is currently re-evaluating the impact of adopting CECL accounting including for Newtek Bank. The Company will have the CECL analysis completed to report in our upcoming 10-Q filing for the quarter ended March 31, 2023.

Segments

The Company determined that as a BDC it had a single reporting segment and operating unit structure. For the years ended December 31, 2022 and 2021, the Company issued debt and makes equity investments in portfolio companies in various industries. The Company separately evaluated the performance of each of its lending and investment relationships. However, because each of these debt and equity investment relationships have similar business and economic characteristics, they were aggregated into a single lending and investment segment. The Company will evaluate whether as a financial holding company it has a single reporting segment and operating unit structure.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3—INVESTMENTS:

Investments, all of which are in portfolio companies in the United States, consisted of the following at:

	December 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Non-affiliate debt investments	$551,253	$524,439	$497,698	$497,387
Non-control investments:
Equity	1,360	1,360	1,000	1,000
Controlled investments:
Equity	99,195	241,113	93,717	208,106
Equity interest in joint ventures	23,314	23,022	26,903	29,464
Debt	32,300	18,104	36,669	22,828
Total investments	$707,422	$808,038	$655,987	$758,785

SBA unguaranteed investments consisted of the following breakdown of accrual and non-accrual loans at:

	December 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Accrual	$463,127	$470,835	$377,845	$393,910
Non-Accrual	69,666	34,433	54,125	30,507
Total SBA unguaranteed investments	$532,793	$505,268	$431,970	$424,417

SBA guaranteed investments consisted of the following breakdown of accrual and non-accrual loans at:

	December 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Accrual	$13,491	$14,202	$61,474	$68,716
Non-Accrual	4,969	4,969	4,254	4,254
Total SBA guaranteed investments	$18,460	$19,171	$65,728	$72,970

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

To facilitate NSBF’s involvement as an authorized lender in the PPP, during the second quarter of 2020, NSBF entered into PPP loan participation agreements where NSBF originated PPP loans and sold participating interests to several participants. One participant continues to hold a 90% participation interest in 1 of the 2 PPP loans that remain as of December 31, 2022. NSBF continues to hold the PPP loan notes and the PPP loan documents for PPP loans yet to be forgiven by the SBA, in order to service the loans and facilitate the PPP loan forgiveness process. NSBF has agreed that it will repurchase the participant’s percentage of the outstanding principal and interest under certain circumstances, including any failure to recover under the SBA guarantee as a result of any deficiency in documenting or servicing such PPP Loan by NSBF. The servicing liability in connection with the PPP loans was deemed immaterial. PPP loan origination fees was recognized as interest income on sale of PPP loan participations. Income earned in connection with the PPP should not be viewed as recurring. NSBF funded the balance of its PPP loans by the end of July 2021. NSBF has redeployed resources to funding SBA 7(a) loans.

The following table shows the Company’s SBA guaranteed accrual loans by SBA loan type at:

	December 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
7(a)	$13,430	$14,141	$60,610	$67,852
PPP	61	61	864	864
Accrual SBA guaranteed investments	$13,491	$14,202	$61,474	$68,716

The following table shows the Company’s portfolio investments by industry at:

	December 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Data Processing, Hosting, and Related Services	$61,434	$161,771	$59,552	$169,043
Securities, Commodity Contracts, and Other Financial Investments and Related Activities	74,850	100,064	69,473	60,553
Food Services and Drinking Places	48,551	48,796	48,782	51,840
Professional, Scientific, and Technical Services	41,066	39,287	27,374	27,213
Specialty Trade Contractors	42,330	38,314	25,250	24,745
Ambulatory Health Care Services	28,900	26,879	23,078	21,483
Amusement, Gambling, and Recreation Industries	24,743	25,917	28,806	29,578
Merchant Wholesalers, Durable Goods	22,219	22,059	14,725	15,107
Administrative and Support Services	23,400	21,249	25,320	25,036
Merchant Wholesalers, Nondurable Goods	19,501	18,637	12,649	12,115
Truck Transportation	23,846	18,245	24,929	21,937
Repair and Maintenance	17,108	17,280	18,301	18,752
Fabricated Metal Product Manufacturing	14,190	14,739	15,138	16,104
Personal and Laundry Services	13,763	14,183	11,218	11,935
Construction of Buildings	11,978	10,973	6,404	5,909
Accommodation	11,476	10,428	13,795	13,529
Social Assistance	9,282	9,993	12,967	14,401
Motor Vehicle and Parts Dealers	10,186	9,651	12,760	11,427
Food Manufacturing	10,830	8,951	12,760	11,427
Nursing and Residential Care Facilities	8,187	8,697	4,781	5,206
Support Activities for Mining	10,426	8,615	7,102	6,496
Rental and Leasing Services	8,158	8,448	8,529	8,505
Transportation Equipment Manufacturing	8,272	8,445	9,599	10,461
Building Material and Garden Equipment and Supplies Dealers	8,731	8,369	6,504	6,845
Joint Ventures	23,314	23,022	26,903	29,464
Other	130,681	125,026	129,288	129,674
Total	$707,422	$808,038	$655,987	$758,785

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

The following unaudited table shows NCL’s individual investments as of December 31, 2022:

Portfolio Company	Industry	Investment Type	Interest Rate		Maturity	Principal	Cost	Fair Value[1]
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus	5.50%	4/1/2045	$2,180	$2,136	$2,059
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus	5.50%	4/1/2045	1,227	1,200	1,159
Cocoa Beach Office LLC	Other Activities Related to Credit Intermediation	Term Loan	2 Yr Libor plus	5.70%	8/1/2044	414	400	409
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus	6.00%	11/1/2044	10,160	9,958	9,786
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus	6.00%	11/1/2044	5,943	5,825	5,724
The Camera Division, LLC	Commercial & Industrial Machinery & Equipment	Term Loan	5 Yr Libor plus	7.25%	9/1/2029	10,275	9,984	10,140
The Emerald Green Group, LLC	Full-Service Restaurant	Term Loan	2 Yr Libor plus	5.65%	8/1/2029	3,327	3,175	3,087
XL Soccer World Orlando II LLC	Fitness and Recreational Sport Centers	Term Loan	Prime plus	3.25%	11/1/2045	4,846	4,698	4,659
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus	5.50%	8/1/2044	5,155	5,006	4,952
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus	5.50%	8/1/2044	4,610	4,495	4,385
Tricare Unlimited LLC and Geron Enterprises LLC	Nursing Care Facilities(Skilled Nursing Facilities)	Term Loan	2 Yr Treasury plus	6.51%	1/1/2045	5,525	5,373	5,520
E Entities LLC	Exterminating & Pest Control Services	Term Loan	5 Yr Treasury plus	7.71%	1/1/2030	4,695	4,574	4,711
Trinity MCC Realty, LLC	Motor Vehicle and Parts Dealers	Term Loan	5 Yr Treasury plus	6.58%	2/1/2045	4,464	4,324	4,286
Jaffe Real Estate LLC	Full-Service Restaurant	Term Loan	5 Yr Treasury plus	7.93%	4/1/2045	2,199	2,139	2,265
ARC Metal Stamping, LLC	Industrial Mold Manufacturing	Term Loan	5 Yr Treasury plus	7.43%	1/1/2045	5,318	5,318	5,294
McNeill Properties V, LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Treasury plus	8.00%	9/1/2046	10,180	10,180	10,159
Total						$80,518	$78,785	$78,595
(1) Fair value determined using significant unobservable inputs.

The following unaudited table shows NCL’s individual investments as of December 31, 2021:

Portfolio Company	Industry	Investment Type	Interest Rate		Maturity	Principal	Cost	Fair Value[1]
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus	5.50%	4/1/2045	$2,225	$2,181	$2,117
10 28th Ave SW Associates LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus	5.50%	4/1/2045	1,253	1,225	1,192
Cocoa Beach Office LLC	Other Activities Related to Credit Intermediation	Term Loan	2 Yr Libor plus	5.70%	8/1/2044	422	407	415
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus	6.00%	11/1/2044	10,321	10,115	10,447
Foxhall Hospitality, LLC	Hotels (except Casino Hotels) and Motels	Term Loan	5 Yr Libor plus	6.00%	11/1/2044	6,037	5,917	6,110
The Camera Division, LLC	Commercial & Industrial Machinery & Equipment	Term Loan	5 Yr Libor plus	7.25%	9/1/2029	11,050	10,734	11,203
The Emerald Green Group, LLC	Full-Service Restaurant	Term Loan	2 Yr Libor plus	5.65%	8/1/2029	5,510	5,344	5,173
XL Soccer World Orlando II LLC	Fitness and Recreational Sport Centers	Term Loan	Prime plus	3.25%	11/1/2045	4,986	4,836	4,907
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus	5.55%	8/1/2044	6,094	5,943	6,241
XL Sports World NJ LLC and XL Soccer World Orlando LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Libor plus	5.55%	8/1/2044	4,686	4,570	4,738
Tricare Unlimited LLC and Geron Enterprises LLC	Nursing Care Facilities(Skilled Nursing Facilities)	Term Loan	2 Yr Treasury plus	6.51%	1/1/2045	5,617	5,463	5,838
E Entities LLC	Exterminating & Pest Control Services	Term Loan	5 Yr Treasury plus	7.71%	1/1/2030	5,244	5,113	5,526
Trinity MCC Realty, LLC	Motor Vehicle and Parts Dealers	Term Loan	5 Yr Treasury plus	6.58%	2/1/2045	5,092	4,950	5,260
Jaffe Real Estate LLC	Full-Service Restaurant	Term Loan	5 Yr Treasury plus	7.93%	4/1/2045	2,228	2,167	2,453
Berry Ventures Inc	Painting & Wall Covering Contractors	Term Loan	5 Yr Treasury plus	7.25%	4/1/2045	212	199	225
ARC Metal Stamping, LLC	Industrial Mold Manufacturing	Term Loan	5 Yr Treasury plus	7.43%	1/1/2045	5,383	5,383	5,809
McNeill Properties V, LLC	Fitness and Recreational Sport Centers	Term Loan	5 Yr Treasury plus	8.00%	9/1/2046	10,277	10,277	11,472
Total						$86,637	$84,824	$89,126
(1) Fair value determined using significant unobservable inputs.

The following tables show certain unaudited summarized financial information for NCL:

Selected Statement of Assets and Liabilities Information	December 31, 2022	December 31, 2021
	(Unaudited)	(Unaudited)
Cash	$791	$1,845
Restricted cash	2,362	—
Investments in loans, at fair value (amortized cost of $78,785 and $84,824, respectively)	78,595	89,126
Other assets	1,807	595
Total assets	$83,555	$91,566

Bank notes payable	$—	$32,341
Securitization notes payable	49,273	—
Other liabilities	1,109	297
Total liabilities	50,382	32,638

Net assets	33,173	58,928
Total liabilities and net assets	$83,555	$91,566

Selected Statements of Operations Information	Year Ended December 31,
	2022	2021
	(Unaudited)	(Unaudited)
Interest and other income	$6,966	$6,300
Total expenses	2,916	2,612
Net investment income	4,050	3,688
Unrealized (depreciation) appreciation on investments	(4,494)	282
Net (decrease) increase in net assets resulting from operations	$(444)	$3,970

Newtek-TSO II Conventional Credit Partners, LP (“Newtek-TSO JV”): On August 5, 2022, Newtek Commercial Lending, Inc., and TSO II Booster Aggregator, L.P. (“TSO II”) entered into a joint venture, Newtek-TSO JV, governed by the Amended and Restated Limited Partnership Agreement for the Newtek-TSO JV. Newtek-TSO JV began making investments during the fourth quarter of 2022. Newtek Commercial Lending, Inc. and TSO II each committed to contribute an equal share of equity funding to the Newtek-TSO JV and each have equal voting rights on all material matters. Newtek-TSO JV intends to deploy capital over the course of time with additional leverage supported by a warehouse line of credit. The intended purpose of Newtek-TSO JV is to invest in non-conforming conventional commercial and industrial term loans made to middle-market companies as well as small businesses.

The following unaudited table shows Newtek-TSO JV’s individual investments as of December 31, 2022:

Portfolio Company	Industry	Investment Type	Interest Rate		Maturity	Principal	Cost	Fair Value[1]
Black Star Hospitality Holdings, LLC	Food Services and Drinking Places	Term Loan	5 Yr Treasury plus	8.00%	1/1/2032	$3,771	$3,450	$3,546
Paradox Museum USA LLC	Museums, Historical Sites, and Similar Institutions	Term Loan	5 Yr Treasury plus	7.50%	5/1/2033	5,000	4,844	5,152
Royal Wholesale Food Inc	Merchant Wholesalers, Nondurable Goods	Term Loan	5 Yr Treasury plus	8.00%	7/1/2047	3,992	3,854	4,084
Leecount LLC	Administrative and Support Services	Term Loan	5 Yr Treasury plus	7.50%	9/1/2032	1,675	1,580	1,673
Aerosphere Holding Company, LLC	Transportation Equipment Manufacturing	Term Loan	5 Yr Treasury plus	9.00%	9/1/2047	2,037	2,031	2,216
MountChor Holdings Inc	Administrative and Support Services	Term Loan	5 Yr Treasury plus	8.00%	10/1/2047	5,295	5,279	5,778
Total						$21,770	$21,038	$22,449
(1) Fair value determined using significant unobservable inputs.

The following unaudited tables show certain summarized financial information for Newtek-TSO JV:

Selected Statement of Assets and Liabilities Information	December 31, 2022
(Unaudited)
Cash	$1,046
Restricted cash	498
Investments in loans, at fair value (amortized cost of $21,038)	22,449
Other assets	$2,034
Total assets	$26,027

Bank notes payable	$12,950
Other liabilities	206
Total liabilities	13,156

Net assets	12,871
Total net assets	$26,027

Selected Statements of Operations Information	Year Ended December 31, 2022
(Unaudited)
Interest and other income	$101
Total expenses	385
Net investment loss	(284)
Unrealized (depreciation) appreciation on investments	—
Net decrease in net assets resulting from operations	$(284)

NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an entity in which the Company has an ownership of 5% or more of its voting securities. A controlled affiliate is an entity in which the Company owns more than 25% of its voting securities. Transactions related to our investments with controlled and non-controlled affiliated companies for the year ended December 31, 2022 were as follows:

Portfolio Company	Fair Value at December 31, 2021	Purchases (Cost)	Principal Received	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Fair Value at December 31, 2022	Interest and Other Income	Dividend Income
Controlled Investments
Newtek Merchant Solutions, LLC	$114,500	$100	$—	$—	$(5,600)	$109,000	$—	$14,550
Automated Merchant Services, LLC	—	—	—	—	53	53	—	720
Mobil Money, LLC	3,900	—	—	—	4,350	8,250	—	400
Newtek Technology Solutions, Inc.	47,225	400	(225)	—	(8,900)	38,500	1,118	1,500
banc-serv Partners, LLC	—	—	—	—	—	—	—	—
CDS Business Services, Inc.	7,300	2,600	(2,600)	—	(1,496)	5,804	1,346	—
Small Business Lending, LLC	4,400	3,965	(400)	—	2,535	10,500	174	—
Newtek Insurance Agency, LLC	2,300	—	—	—	3,200	5,500	—	—
PMTWorks Payroll, LLC	2,000	3,275	(2,685)	—	1,010	3,600	328	—
Titanium Asset Management LLC	603	822	(900)	—	(329)	196	426	—
POS on Cloud, LLC	1,300	514	—	—	—	1,814	132	—
Excel WebSolutions, LLC	—	230	(159)	—	(71)	—	69	—
Newtek Conventional Lending, LLC	29,464	390	(9,741)	—	(3,526)	16,587	—	2,379
Newtek TSO II Conventional Credit Partners, LP	—	5,762	—	—	673	6,435	—	—
Newtek Business Lending, LLC	47,406	35,140	(38,968)	—	32,422	76,000	—	5,025
Total Controlled Investments	$260,398	$53,198	$(55,678)	$—	$24,321	$282,239	$3,593	$24,574

Non-Control Investments
EMCAP Loan Holdings, LLC	$1,000	$—	$—	$—	$—	$1,000	$—	$83
Biller Genie Software, LLC	—	360	—	—	—	360	—	—
Total Non-Control Investments	$1,000	$360	$—	$—	$—	$1,360	$—	$83

Total Affiliate Investments	$261,398	$53,558	$(55,678)	$—	$24,321	$283,599	$3,593	$24,657

Transactions related to our investments with controlled and non-controlled affiliated companies for the year ended December 31, 2021 were as follows:

Portfolio Company	Fair Value at December 31, 2020	Purchases (Cost)	Principal Received	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Fair Value at December 31, 2021	Interest and Other Income	Dividend Income
Controlled Investments
Newtek Merchant Solutions, LLC	$111,500	$—	$—	$—	$3,000	$114,500	$—	$6,000
Mobil Money, LLC	2,500	—	—	—	1,400	3,900	—	—
Newtek Technology Solutions, Inc. (NTS)[1]	41,796	179	(750)	—	6,000	47,225	1,134	250
banc-serv Partners, LLC	—	—	—	(885)	885	—	—	—
CDS Business Services, Inc.	5,900	10,440	—	—	(9,040)	7,300	1,026	—
Small Business Lending, LLC	10,050	—	—	—	(5,650)	4,400	41	—
Newtek Insurance Agency, LLC	2,150	1,900	—	—	(1,750)	2,300	514	—
PMTWorks Payroll, LLC	—	3,250	—	—	(1,250)	2,000	2,397	—
Titanium Asset Management LLC	655	—	—	—	(52)	603	5	—
POS on Cloud, LLC	1,050	250	—	—	—	1,300	110	—
Newtek Conventional Lending, LLC	20,028	7,901	—	—	1,535	29,464	—	51
Advanced Cyber Security Systems, LLC	—	—	—	(381)	381	—	—	—
Newtek Business Lending, LLC	43,542	31,350	(34,856)	—	7,370	47,406	—	3,500
Total Controlled Investments	$239,171	$55,270	$(35,606)	$(1,266)	$2,829	$260,398	$5,227	$9,801
Non-Control Investments
EMCAP Loan Holdings, LLC	$1,000	$—	$—	$—	$—	$1,000	$—	$95
Total Affiliate Investments	$240,171	$55,270	$(35,606)	$(1,266)	$2,829	$261,398	$5,227	$9,896
(1) On January 1, 2021, the Company contributed its ownership of IPM and SIDCO to NTS, and IPM and SIDCO became subsidiaries of NTS. In July 2021, IPM merged with and into NTS, with NTS as the surviving entity. The above table reflects the combined fair values, unrealized appreciation and amount of dividends credited to income.

Related Party Transactions

Notes Payable - Related Parties

In June 2015, the Company entered into the Related Party RLOC with certain controlled portfolio companies. Maximum borrowings under the Related Party RLOC are $50.0 million. The outstanding balance has an interest rate equal to the lesser of 1 month LIBOR plus 2.5% or the Prime Rate plus 1.5%. At December 31, 2022, the Related Party RLOC interest rate was 6.72%. The Related Party RLOC has a maturity date of November 8, 2023. There was $24.3 million and $11.5 million in outstanding borrowings from NMS at December 31, 2022 and 2021, respectively, under the Related Party RLOC.

For the years ended December 31, 2022, 2021 and 2020, interest expense was $0.5 million, $0.4 million and $0.4 million, respectively.

Expenses Incurred from Controlled Portfolio Companies

The Company incurred expenses from certain controlled portfolio companies including managed technology services from NTS, origination and loan processing fees from various related parties and payroll processing fees from PMT for the years ended December 31, 2022, 2021 and 2020.

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Managed technology services	$1,484	$1,451	$1,754
Origination and loan processing	19,140	19,227	9,886
Loan servicing	—	46	37
Payroll processing fees	35	36	34
Total	$20,659	$20,760	$11,711

The Company also sub-leases portions of its office space in Lake Success, New York to certain portfolio companies. Amounts charged were as follows:

	Year Ended
Portfolio Company	December 31, 2022	December 31, 2021	December 31, 2020
Newtek Merchant Solutions, LLC	$291	$251	$221
Newtek Technology Solutions, Inc.	10	11	11
Small Business Lending, LLC	380	287	292
Newtek Insurance Agency, LLC	54	72	58
CDS Business Services, Inc.	71	56	82
PMTWorks Payroll, LLC	8	17	30
Newtek Business Lending, LLC	8	6	6
Total	$822	$700	$700

Amounts due from related parties were $1.3 million and $4.4 million at December 31, 2022 and December 31, 2021, respectively. Amounts due to related parties were $1.2 million and $1.5 million at December 31, 2022 and December 31, 2021, respectively.

Managerial Assistance Fees from Controlled Investments

As a BDC, the Company offered managerial assistance to all portfolio companies and provided managerial assistance to certain controlled portfolio companies for the years ended December 31, 2022, 2021, and 2020. Fees were recorded on a quarterly basis, were recurring in nature, and were charged consistently based on estimates of time and effort spent by certain employees providing managerial services. The table below summarizes amounts charged to each controlled portfolio company, and were recorded as a credit to salaries and benefits in the consolidated statements of operations.

	Year Ended
Portfolio Company	December 31, 2022	December 31, 2021	December 31, 2020
Newtek Merchant Solutions, LLC	$471	$450	$402
Newtek Technology Solutions, Inc. (NTS)[1]	392	465	509
PMTWorks Payroll, LLC	111	89	105
Newtek Insurance Agency, LLC	164	129	127
Newtek Conventional Lending, LLC	32	10	—
POS on Cloud, LLC	4	—	—
CDS Business Services, Inc.	307	211	123
International Professional Marketing, Inc. (IPM)[1]	—	—	91
SIDCO, LLC[1]	—	—	96
Mobil Money, LLC	85	108	121
Newtek Business Lending, LLC	232	161	135
Small Business Lending, LLC	572	516	507
Total	$2,370	$2,139	$2,216

(1) On January 1, 2021, IPM and SIDCO became subsidiaries of NTS. In July 2021, IPM merged with and into NTS, with NTS as the surviving entity. Managerial assistance fees for 2021 for IPM and SIDCO are included within NTS. Managerial assistance fees for 2022 for SIDCO are included within NTS.

Purchase and Sale of Loans with Related Parties
In September 2020, the Company purchased one loan purchased from NBL, a wholly-owned controlled portfolio company. The Company was not affiliated with the borrower of the loan. In November 2021, the Company sold the loan to NCL at par. During the year ended December 31, 2022, the Company earned no interest income on non-control investments attributable to interest on the loan. During the years ended December 31, 2021 and 2020, the Company earned $0.4 million, and $0.4 million respectively in interest income on non-control investments attributable to interest on the loan.
Other Transactions with Related Parties
The nephew of the Chief Executive Officer of the Company is employed by one of the Company’s controlled portfolio companies and earned annual compensation in excess of $125,000 during 2022, 2021 and 2020.

NOTE 5—SERVICING ASSETS:
Servicing assets were measured at fair value for the years ended December 31, 2022 and 2021. The Company earned servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells.
The following tables summarizes the fair value and valuation assumptions related to servicing assets at December 31, 2022 and December 31, 2021:

	Servicing Assets		Weighted	Range
Date	Fair Value	Unobservable Input	Average	Minimum	Maximum
December 31, 2022	$30,268	Discount factor[1]	16.50%	16.50%	16.50%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	25.00%	25.00%	25.00%

December 31, 2021	$28,008	Discount factor[1]	12.60%	12.60%	12.60%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
(1) Determined based on risk spreads and observable secondary market transactions.
Servicing fee income earned for the years ended December 31, 2022, 2021, and 2020 was $13.7 million, $11.3 million, and $11.2 million, respectively.

NOTE 6—FAIR VALUE MEASUREMENTS:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. For the years ended December 31, 2022 and 2021, in determining fair value, management used various valuation approaches, all of which were approved by the Company’s Board. In accordance with GAAP, a fair value hierarchy for inputs was used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.
The fair value hierarchy gave the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and gave the lowest priority to unobservable inputs (Level 3). The levels of the fair value hierarchy were as follows:

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

In certain cases, the inputs used to measure fair value may have fallen into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy was based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety required judgment, and considered factors specific to the asset or liability. The Company assessed the levels of assets and liabilities at each measurement date. There were no transfers to or from Level 3 of the fair value hierarchy for assets and liabilities during the years ended December 31, 2022 or 2021.
Level 1 investments were valued using quoted market prices. Level 2 investments were valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities.

For certain investments, the Company generally calculated the fair value of the investment primarily based on the net asset NAV of the entity and adjusted the fair value for other factors that would affect the fair value of the investment. The Company used this valuation approach for its investment in NCL and Newtek-TSO JV.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that did not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments were generally subject to legal and other restrictions or otherwise were less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company may have realized significantly less than the value at which such investment had previously been recorded.

The Company’s investments were subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments were traded. In addition, the ongoing COVID-19 pandemic, recent changes in inflation and base interest rates, supply chain disruptions, significant market volatility, risk of recession, the ongoing war between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, United Kingdom, the European Union and China could have further negatively impacted the fair value of the Company’s investments after December 31, 2022, in addition to other circumstances and events that are not yet known.

In December 2020, Rule 2a-5 under the 1940 Act was adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company complied with all applicable components of Rule 2a-5 by the compliance date in September 2022 for the year ended December 31, 2022.

The following tables present fair value measurements of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of December 31, 2022 and December 31, 2021:

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
SBA unguaranteed non-affiliate investments	$505,268	$—	$—	$505,268
SBA guaranteed non-affiliate investments	19,171	—	19,171	—
Controlled investments	259,217	—	—	259,217
Other real estate owned[1]	3,529	—	—	3,529
Non-control investments	1,360	—	—	1,360
Servicing assets	30,268	—	—	30,268
Controlled investments measured at NAV[2]	23,022	—	—	—
Total assets	$841,835	$—	$19,171	$799,642
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

The change in unrealized appreciation (depreciation) included in the consolidated statements of operations attributable to Level 3 investments held at December 31, 2022 included $20.0 million in unrealized depreciation on SBA unguaranteed non-affiliate investments, $27.2 million in unrealized appreciation on controlled investments and $10.1 million in unrealized depreciation on servicing assets.

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
(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities.
(2) The Company’s investment in NCL was measured at fair value using NAV and has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.
(3) Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

The change in unrealized appreciation (depreciation) included in the consolidated statements of operations attributable to Level 3 investments held at December 31, 2021 included $5.1 million in unrealized depreciation on SBA unguaranteed non-affiliate investments, $1.3 million in unrealized depreciation on controlled investments and $6.8 million in unrealized depreciation on servicing assets.

The following tables represents the changes in investments and servicing assets measured at fair value using Level 3 inputs for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control Investments	Other Real Estate Owned[1]
Fair value, December 31, 2021	$424,417	$230,935	$28,008	$1,000	$2,354
Net change in unrealized appreciation (depreciation) on investments	(19,972)	27,174	—	—	(402)
Change in net unrealized depreciation on servicing assets due to changes in valuation inputs or assumptions	—	—	(2,129)	—	—
Change in net unrealized depreciation on servicing assets due to factors other than changes in valuation inputs or assumptions	—	—	(7,966)	—	—
Realized loss	(16,629)	—	—	—	(353)
SBA unguaranteed non-affiliate investments, funded	189,769	—	—	—	—
Foreclosed real estate acquired	(3,466)	—	—	—	3,466
Purchase of investments	—	47,046	—	360	—
Sale of investment	—	—	—	—	(1,536)
Return of investment	—	(38,968)	—	—	—
Principal payments received on debt investments	(71,255)	(6,970)	—	—	—
Additions to servicing assets	—	—	12,355	—	—
Fair value, December 31, 2022	$505,268	$259,217	$30,268	$1,360	$3,529
(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities.

	Year Ended December 31, 2021
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control Investments	Other Real Estate Owned[1]
Fair value, December 31, 2020	$407,748	$219,143	$26,061	$6,447	$2,717
Net change in unrealized appreciation (depreciation) on investments	5,097	1,295	—	—	(198)
Change in net unrealized appreciation on servicing assets due to changes in valuation inputs or assumptions	—	—	(2,375)	—	—
Change in net unrealized depreciation on servicing assets due to factors other than changes in valuation inputs or adjustments	—	—	(4,403)	—	—
Realized loss	(10,371)	(1,266)	—	—	(424)
SBA unguaranteed non-affiliate investments, funded	85,191	—	—	—	—
Foreclosed real estate acquired	(2,171)	—	—	—	2,171
Purchase of investments	—	47,369	—	—	—
Purchase of loans from SBA	6,945	—	—	—	—
Sale of investment	—	—	—	(5,394)	(1,912)
Return of investment	—	(34,856)	—	—	—
Principal payments received on debt investments	(68,023)	(750)	—	(54)	—
Additions to servicing assets	—	—	8,725	—	—
Fair value, December 31, 2021	$424,417	$230,935	$28,008	$1,000	$2,354
(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2022 and December 31, 2021. In addition to the inputs noted in the table below, according to our valuation policy we may also have used other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at December 31, 2022 and December 31, 2021.

	Fair Value as of		Weighted	Range
	December 31, 2022	Unobservable Input	Average[1]	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - accrual loans	$470,835	Market yields	7.90%	7.90%	7.90%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
SBA unguaranteed non-affiliate investments - non-accrual loans	$34,433	Market yields	8.87%	8.87%	8.87%
		Average cumulative default rate	30.00%	30.00%	30.00%
Controlled equity investments[1]	$241,113	EBITDA multiples-TTM[2]	8.0x	7.50x	8.50x
		EBITDA multiples-NTM[2]	6.9x	6.00x	7.50x
		Revenue multiples[2]	2.46x	0.80x	3.20x
		Book value multiples[2]	1.00x	0.80x	1.20x
		Weighted average cost of capital[2]	13.20%	11.50%	23.60%
Controlled debt investments	$18,104	Market yields	10.00%	10.00%	10.00%
Non-control equity investments	$1,000	Market yields	10.00%	8.00%	12.00%
	$360	Recent transaction	N/A	N/A	N/A
Servicing assets	$30,268	Market yields	16.50%	16.50%	16.50%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
Other real estate owned	$3,529	Appraised value	N/A	N/A	N/A
(1) Weighted by relative fair value.
(2) The Company valued $145.6 million of equity investments using a combination of EBITDA, both trailing twelve months (“TTM”) and next twelve months (“NTM”), revenue, book value, and earnings multiples in the overall valuation approach, which included the use of market comparable companies. The Company valued $95.3 million of investments using only discounted cash flows.

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
(1) Weighted by relative fair value.
(2) The Company valued $152.8 million of equity investments using a combination of EBITDA, both training twelve months (“TTM”) and next twelve months (“NTM”), and revenue multiples in the overall valuation approach, which included the use of market comparable companies. The Company valued $55.3 million of investments using only discounted cash flows.

NOTE 7—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITES:

The following table details the components of accounts payable, accrued expenses and other liabilities at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Loan related remittances due to SBA	$70	$80
Accrued payroll and related expenses	3,051	2,851
Accrued interest	2,846	1,869
Loan processing, servicing and other loan related expenses	2,059	3,052
Other	12,187	3,083
Total accounts payable, accrued expenses and other liabilities	$20,213	10,935

NOTE 8—BORROWINGS:

At December 31, 2022 and December 31, 2021, the Company had borrowings comprised of the following:

	December 31, 2022			December 31, 2021
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Capital One line of credit - guaranteed[1]	$150,000	$10,500	6.75%	$150,000	$50,000	2.50%
Capital One line of credit - unguaranteed[1]	—	45,385	7.75%	—	—	3.50%
2024 Notes	38,250	37,903	5.75%	38,250	37,679	5.75%
2025 6.85% Notes[2]	—	—	—	15,000	14,545	6.85%
2025 5.00% Notes[2]	30,000	29,306	5.00%	—	—	—
2026 Notes	115,000	112,846	5.50%	115,000	112,128	5.50%
Notes payable - related parties	50,000	24,250	6.72%	50,000	11,450	2.60%
Notes payable - Securitization Trusts	283,143	279,136	6.19%	249,750	246,250	2.05%
Total	$666,393	$539,326	6.11%	$618,000	$472,052	3.38%
(1) Total combined commitments of the guaranteed and unguaranteed lines of credit were $150.0 million at December 31, 2022 and December 31, 2021.
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

On July 26, 2018, our shareholders approved the application of the modified asset coverage requirement as set forth in Section 61(a)(2) of the 1940 Act. As a result, our minimum required asset coverage ratio decreased from 200% to 150%, effective July 27, 2018. As of December 31, 2022, our asset coverage was 169%.

Outstanding borrowings under the 2024 Notes, 2025 Notes, 2026 Notes, and Notes payable - Securitization Trusts consisted of the following:

	December 31, 2022				December 31, 2021
	2024 Notes	2025 5.00% Notes	2026 Notes	Notes Payable- Securitization Trusts	2024 Notes	2025 6.85% Notes	2026 Notes	Notes Payable- Securitization Trusts
Principal balance	$38,250	$30,000	$115,000	$283,143	$38,250	$15,000	$115,000	$249,750
Unamortized deferred financing costs	(347)	(694)	(2,154)	(4,007)	(571)	(455)	(2,872)	(3,500)
Net carrying amount	$37,903	$29,306	$112,846	$279,136	$37,679	$14,545	$112,128	$246,250

At December 31, 2022 and December 31, 2021, the carrying amount of the Company’s borrowings under the Capital One lines of credit, Notes payable - related parties and Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

The fair values of the fixed rate 2026 Notes and 2024 Notes are based on the closing public share price on the date of measurement. On December 31, 2022, the closing price of the 2026 Notes was $24.83 per note, or $114.2 million. On December 31, 2021, the closing price of the 2026 Notes was $25.77 per note, or $118.5 million. On December 31, 2022, the closing price of the 2024 Notes was $24.80 per note, or $37.9 million. On December 31, 2021, the closing price of the 2024 Notes was $25.40 per note, or $38.9 million. These borrowings are not recorded at fair value on a recurring basis. The fixed rate 2025 Notes are held at par as of December 31, 2022 and December 31, 2021.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the year ended December 31, 2022, 2021, and 2020 was $26.3 million, $20.5 million and $17.9 million, respectively.

Capital One Facilities

In May 2017, NSBF amended its Capital One facility to increase the facility from $50.0 million to $100.0 million and reduce the interest rate. The facility was amended again in June 2018 and the portion of the facility, collateralized by the government guaranteed portion of SBA 7(a) loans, was reduced to Prime minus 0.75% (previously Prime minus 0.25%). The interest rate on the portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, was reduced to Prime plus 0.25% (previously Prime plus 0.75%). The facility provides for a 55% advance rate on the non-guaranteed portions of the SBA 7(a) loans NSBF originates, and a 90% advance rate on the guaranteed portions of SBA 7(a) loans NSBF originates. In addition, the amendment extended the date on which the facility will convert to a term loan from May 16, 2017 to May 11, 2020 and extended the maturity date of the facility to May 11, 2022. In June 2019, the facility was increased from $100.0 million to $150.0 million. In May 2020, the facility was amended to extend both the maturity date and date on which the facility will convert to a term loan by a period of three years. On May 7, 2020, NSBF amended its existing line of credit with Capital One to, among other things, extend the maturity date on which the credit facility will convert into a term loan for a period of three years to May 7, 2023, with the term loan maturing on May 7, 2025. On February 28, 2023, NSBF entered into a Limited Waiver Agreement with the lenders under the Capital One facility pursuant to which the lenders waived the event of default under the facility relating to NSBF’s net income for the quarter ended on December 31, 2022.

At December 31, 2022, there was $10.5 million and $45.4 million outstanding under the guaranteed and unguaranteed lines of credit, respectively. At December 31, 2022, NSBF was in full compliance with all applicable loan covenants.

For the years ended December 31, 2022, 2021 and 2020, interest expense including amortization of related deferred financing costs was $4.0 million, $1.5 million and $1.4 million, respectively.

2026 Notes

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

For the years ended December 31, 2022 and 2021, interest expense including amortization of related deferred financing costs was $7.0 million and $6.7 million, respectively. No interest expense was incurred during the year ended December 31, 2020.

2025 Notes

On November 27, 2020, the Company closed an exempt offering of $5.0 million in aggregate principal amount of its 2025 6.85% Notes. The offering was consummated pursuant to the terms of a purchase agreement dated November 27, 2020 among the Company and an accredited investor. The purchase agreement provided for the 2025 6.85% Notes to be issued to the Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The 2025 6.85% Notes were scheduled to mature on November 30, 2025 and could be redeemed in whole or in part at any time. The 2025 6.85% Notes bear interest at a rate of 6.85% per year payable quarterly on February 28, May 31, August 31 and November 30, of each year, beginning February 28, 2021. Total net proceeds received after deducting structuring fees and estimated offering expenses was $4.8 million. The Company exercised its option to issue up to $10.0 million of additional 2025 6.85% Notes to the purchaser, and issued $10.0 million in additional 2025 6.85% Notes to the purchaser in an exempt offering in January 2021.

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

For the year ended December 31, 2022, 2021 and 2020, interest expense including amortization of related deferred financing costs was $0.4 million, $1.13 million and $0.04 million, respectively.

On January 23, 2023 we completed an exempt offering of $50.0 million aggregate principal amount of 8.125% notes due 2025. The net proceeds from the sale of the notes were approximately $48.94 million, after deducting estimated offering expenses payable by the Company. Refer to NOTE 20—SUBSEQUENT EVENTS.

2024 Notes

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

For the years ended December 31, 2022, 2021, and 2020 interest expense including amortization of related deferred financing costs was $2.4 million, $4.7 million, and $4.1 million, respectively.

2023 Notes

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

No interest expense was incurred during the year ended December 31, 2022. For the years ended December 31, 2021 and 2020 interest expense including amortization of related deferred financing costs was $0.5 million, and $4.1 million, respectively.

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

For the years ended December 31, 2022, 2021 and 2020, interest expense including amortization of related deferred financing costs and discount was $10.6 million, $5.5 million, and $7.9 million, respectively.

At December 31, 2022 and 2021, the assets of the consolidated Trusts totaled $14.1 million and $18.4 million, respectively. The liabilities of the consolidated Trusts totaled $283.1 million and $249.7 million, respectively.

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

At December 31, 2022, the Related Party RLOC interest rate was 6.72%. The Related Party RLOC has a maturity date of November 8, 2023. Outstanding borrowings from NMS at December 31, 2022 and 2021 under the Related Party RLOC were $24.3 million and $11.5 million, respectively.

For the years ended December 31, 2022, 2021 and 2020, interest expense was $0.5 million, $0.4 million and $0.4 million, respectively.
Total expected principal repayments on the Company’s borrowings for the next five fiscal years and thereafter are as follows:

December 31,	Borrowings
2023	$80,135
2024	38,250
2025	30,000
2026	115,000
2027	—
Thereafter	283,143
$546,528

NOTE 9—DERIVATIVE INSTRUMENTS:

The Company historically used derivative instruments primarily to economically manage the fair value variability of certain fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of December 31, 2022 and December 31, 2021:

	December 31, 2022				December 31, 2021
		Fair Value		Remaining		Fair Value		Remaining
Contract Type	Notional	Asset[1]	Liability[1]	Maturity (years)	Notional	Asset[1]	Liability[1]	Maturity (years)
5-year Swap Futures	$—	$—	$—	—	$43,247	—	$183	0.25
(1) Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicated the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives as included in the consolidated statements of operations for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31, 2022		December 31, 2021
Contract Type	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)
5-year Swap Futures	$183	$445	$(183)	$590

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
The following summarizes the Company’s obligations and commitments, as of December 31, 2022 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements[1]	Total
2023	$2,045	$417	$2,462
2024	2,099	—	2,099
2025	2,155	—	2,155
2026	2,035	—	2,035
2027	479	—	479
Total	$8,813	$417	$9,230
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

Guarantees
The Company is a guarantor on the Receivable and Inventory Facility at NBC. Maximum borrowings under the Receivable and Inventory Facility are $12.0 million and will be reduced until the facility matures in May 2023. At December 31, 2022, total principal owed by NBC was $10.2 million. In addition, the Company deposited $0.75 million to collateralize the guarantee. At December 31, 2022, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Capital One Facility. Maximum borrowings under the NBL Facility are $60.0 million with an accordion feature to increase maximum borrowings to $150.0 million. The lender’s commitments terminate in November 2024, with all amounts due under the NBL Facility maturing in November 2025. At December 31, 2022, total principal owed by NBL was $22.6 million. At December 31, 2022, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL Deutsche Bank Facility. Maximum borrowings under the NBL Deutsche Bank Facility are $50.0 million. The Deutsche Bank Facility matures in November 2024. At December 31, 2022, there was zero balance of total principal owed by NBL. At December 31, 2022, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the NBL One Florida Bank Facility. Maximum borrowings under the NBL One Florida Bank Facility are $20.0 million. The Deutsche Bank Facility matures in September 2024. At December 31, 2022, total principal owed by NBL was $19.9 million. At December 31, 2022, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $54.9 million. The Webster Facility matures in November 2027. At December 31, 2022, total principal outstanding was $39.9 million. At December 31, 2022, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At December 31, 2022, the Company had $10.4 million of unfunded commitments in connection with its SBA 7(a) non-affiliate investments related to portions of loans originated which are partially funded. The Company will fund these commitments from the same sources it uses to fund its other investment commitments.

NOTE 11—FINANCIAL HIGHLIGHTS:

The financial highlights for the Company are as follows:

	Year Ended December 31,								Period Ended
	2022	2021	2020	2019	2018	2017	2016	2015	12/31/2014[7]
Per share data¹
Net asset value at beginning of period	$16.72	$15.45	$15.70	$15.19	$15.08	$14.30	$14.06	$16.31	$13.49
Net investment income (loss)	(0.27)	1.13	1.51	(0.29)	(0.40)	(0.45)	(0.64)	(0.57)	(0.33)
Net realized gain on investments	2.36	2.27	0.54	2.61	2.31	2.27	2.17	3.14	0.08
Net realized gain (loss) on derivative transactions	0.02	0.03	—	—	—	—	—	—	—
Net unrealized appreciation (depreciation) on investments	(0.09)	0.63	(0.44)	0.24	0.36	0.75	0.85	0.94	0.36
Net unrealized depreciation on servicing assets	(0.42)	(0.30)	(0.07)	(0.27)	(0.30)	(0.20)	(0.16)	(0.13)	(0.02)
Net unrealized appreciation (depreciation) on derivative transactions	0.01	(0.01)	—	—	—	—	—	—	—
Change in deferred taxes	(0.27)	(0.06)	0.05	(0.16)	(0.06)	(0.12)	(0.34)	(0.06)	—
Net increase in net assets resulting from operations	1.34	3.69	1.59	2.13	1.91	2.25	1.88	3.32	0.09
Distributions to common stockholders	(2.75)	(3.15)	(2.05)	(2.15)	(1.80)	(1.64)	(1.53)	(4.45)	—
Stock-based compensation expense	0.10	0.09	0.03	0.03	0.02	0.05	0.04	—	—
Consolidation of Exponential Business Development Co., Inc.	—	—	—	—	—	—	(0.03)	—	—
Accretive effect of stock offerings (issuing shares above NAV per share)	0.02	0.79	0.20	0.51	0.04	0.02	—	2.43	2.73
Deferred tax asset reversal	—	—	—	—	—	—	—	(0.19)	—
Out of period adjustment related to BDC conversion	—	—	—	—	—	—	—	(0.06)	—
Exponential of NY LLC distributions to members	—	—	—	—	—	—	—	(0.25)	—
Accretive effect of shares issued in connection with DRIP (issuing shares above NAV per share)	0.01	0.03	—	0.01	0.01	0.01	—	—	—
Dilutive effect of purchase of vested stock for employee payroll tax withholding (purchase of shares above NAV)	(0.01)	(0.03)	—	—	—	—	—	—	—
Dilutive effect of restricted stock awards	(0.18)	(0.16)	(0.01)	(0.01)	(0.08)	—	(0.11)	(3.07)	—
Other⁴	—	0.01	(0.01)	(0.01)	0.01	0.09	(0.01)	0.02	—
Net asset value at end of period	$15.25	$16.72	$15.45	$15.70	$15.19	$15.08	$14.30	$14.06	$16.31

Per share market value at end of period	$16.25	$27.63	$19.69	$22.65	$17.44	$18.49	$15.90	$14.32	$14.76
Total return based on market value²	(30.71)%	57.31%	(2.12)%	17.55%	4.06%	26.60%	24.51%	24.46%	13.10%
Total return based on average net asset value³	7.66%	28.61%	11.46%	17.48%	12.67%	16.92%	12.59%	13.52%	20.87%
Shares outstanding at end of period (in thousands)	24,609	24,159	21,970	20,530	18,919	18,457	14,624	14,509	10,206

	Year Ended December 31,								Period Ended
	2022	2021	2020	2019	2018	2017	2016	2015	12/31/2014[7]
Ratios/Supplemental Data:
Net assets at end of period	$375,358	$403,887	$339,353	$322,226	$287,445	$278,329	$209,094	$203,949	$166,418
Ratio of expenses to average net assets	23.60%	22.44%	18.64%	21.29%	20.15%	19.20%	19.48%	17.42%	20.46%
Ratio of net investment income (loss) to average net assets	(1.54)%	7.38%	9.9%	(1.84)%	(2.65)%	(3.23)%	(4.48)%	(3.34)%	(11.99)%
Portfolio turnover[6]	95.78%	173.92%	206.49%	130.71%	130.41%	116.40%	109.60%	103.50%	5.08%
Average debt outstanding	$512,687	$472,121	$406,005	$388,525	$279,254	$193,747	$151,502	$128,680	$108,483
Average debt outstanding per share	$20.83	$19.54	$18.48	$18.92	$14.76	$10.50	$10.36	$8.87	$10.63
Asset coverage ratio⁵	169%	184%	174%	173%	185%	229%	222%	249%	223%
Senior securities outstanding	$546,528	$479,451	$457,931	$439,550	$337,501	$221,007	$176,019	$134,816	$122,543
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
(6) Portfolio turnover is calculated by dividing (a) the lesser of purchases or sales of portfolio securities by (b) the average total investments at fair value. The calculation includes PPP loan activity in 2021 and 2020.
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

The Board approves the issuance of shares of restricted stock to employees and directors pursuant to the Equity Incentive Plan. These shares generally vest over a one to three year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the Equity Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of December 31, 2022.

Restricted Stock authorized under the plan[1]	1,500,000
Less net restricted stock (granted)/forfeited during:
Year ended December 31, 2016	(120,933)
Year ended December 31, 2017	(5,007)
Year ended December 31, 2018	(93,568)
Year ended December 31, 2019	(6,285)
Year ended December 31, 2020	2,639
Year ended December 31, 2021	(214,654)
Year ended December 31, 2022	(250,622)
Restricted stock available for issuance as of December 31, 2022	811,570

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

As of December 31, 2022, there was $5.8 million of total unrecognized compensation expense related to unvested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.2 years as of December 31, 2022.

For the years ended December 31, 2022, 2021, and 2020, the Company recognized total stock-based compensation expense of $2.5 million, $2.1 million, and $0.6 million, respectively.

NOTE 13—COMMON STOCK:

Stock Repurchase Program

On June 21, 2022, the Company's Board of Directors approved a repurchase program under which the Company may repurchase up to 500,000 shares of the Company’s common stock, par value $0.02 per share, through open market purchases, including block purchases, in such manner as will comply with the provisions of the Investment Company Act of 1940 and the Securities Exchange Act of 1934, as amended. The repurchase program terminated on December 21, 2022. The Company has not repurchased any common shares under the repurchase program during the years ended December 31, 2022 and 2021.

2020 ATM Program

On June 25, 2020, the Company entered into the 2020 ATM Equity Distribution Agreement. On July 20, 2022, the Company entered into Amendment No. 1 to the 2020 ATM Equity Distribution Agreement. The 2020 ATM Equity Distribution Agreement, as amended, provided that the Company may offer and sell up to 6,400,000 shares of common stock from time to time through the placement agents. As of March 14, 2023, there were 3,330,246 shares of common stock available for sale under the 2020 ATM Equity Distribution Agreement, as amended.

The following table summarizes the total shares sold and net proceeds received under the 2020 ATM Equity Distribution Agreement:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Shares sold	107	1,940	1,023
Net weighted average price per share	$19.12	$25.91	$17.95
Net proceeds	$2,054	$50,261	$18,334

The Company used the net proceeds for funding investments in debt and equity securities in accordance with its investment objective and strategies.

The Company does not currently have an effective shelf registration statement in place and therefore, the ATM program has been suspended as of January 6, 2023 however on January 27, 2023 the Company submitted a Form S-3 with the SEC in order to commence the process of re-establishing an effective shelf registration statement and intends to seek effectiveness of such registration statement upon completion of the SEC review process.

2019 ATM Program

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

The following table summarizes the total shares sold and net proceeds received under the Amended 2019 ATM Equity Distribution Agreement:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Shares sold	—	—	359,819
Net weighted average price per share	$—	$—	$20.40
Net proceeds	$—	$—	$7,342

NOTE 14—EARNINGS PER SHARE:

The following table summarizes the calculations for the net increase in net assets resulting from operations per common share for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Net increase in net assets resulting from operations	$32,311	$84,142	$33,619
Weighted average shares outstanding	24,198	22,795	21,146
Net increase in net assets resulting from operations per share	$1.34	$3.69	$1.59

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

The following table summarizes supplemental cash flow and other information related to our operating leases:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$1,886	$1,555	$1,646
Weighted-average remaining lease term - operating leases	4.41 years	5.30 years	6.12 years
Weighted-average discount rate - operating leases	4.73%	4.55%	4.76%
Total lease costs (included in other general and administrative costs on the consolidated statements of operations)	$1,000	$894	$840

The following table represents the maturity of the Company’s operating lease liabilities as of December 31, 2022:

Maturity of Lease Liabilities
2023	$2,045
2024	2,099
2025	2,155
2026	2,035
2027	479
Thereafter	—
Total future minimum lease payments	$8,813
Less: Imputed interest	$(840)
Present value of future minimum lease payments	$7,973

NOTE 16—DIVIDENDS AND DISTRIBUTIONS:

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the years ended December 31, 2022 and 2021.

Date Declared	Ex-Dividend Date	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2022
December 20, 2021	March 18, 2022	March 21, 2022	March 31, 2022	$0.65	$15,361	9	$225
April 20, 2022	June 16, 2022	June 20, 2022	June 30, 2022	$0.75	$17,634	21	$374
August 30, 2022	September 19, 2022	September 20, 2022	September 30, 2022	$0.65	$15,325	21	$323
November 17, 2022	December 19, 2022	December 20, 2022	December 30, 2022	$0.70	$16,224	45	$692

Year ended December 31, 2021
February 23, 2021	March 19, 2021	March 22, 2021	March 31, 2021	$0.50	$11,025	6	$140
May 11, 2021	June 14, 2021	June 15, 2021	June 30, 2021	$0.70	$15,433	6	$213
August 10, 2021	September 19, 2021	September 20, 2021	September 30, 2021	$0.90	$19,895	10	$264
October 20, 2021	December 19, 2021	December 20, 2021	December 30, 2021	$1.05	$23,791	50	$1,305

During the years ended December 31, 2022 and 2021, an additional 35,500 and 19,200 shares valued at $0.6 million and $0.5 million, respectively, were issued related to dividends on unvested restricted stock awards.

NOTE 17—BENEFIT PLANS:
Defined Contribution Plan
The Company’s employees participate in a defined contribution 401(k) plan (the “Plan”) adopted in 2004 which covers substantially all employees based on eligibility. The Plan is designed to encourage savings on the part of eligible employees and qualifies under Section 401(k) of the Code. Under the Plan, eligible employees may elect to have a portion of their pay, including overtime and bonuses, reduced each pay period, as pre-tax contributions up to the maximum allowed by law. The Company may elect to make a matching contribution equal to a specified percentage of the participant’s contribution, on their behalf as a pre-tax contribution. For the years ended December 31, 2022, 2021 and 2020, the Company matched 50% of the first 2% of employee contributions, resulting in $0.1 million, $0.1 million and $0.1 million in expense, respectively.

NOTE 18—INCOME TAXES:

When the Company operated as a RIC, through the year ended December 31, 2022, the Company was required to distribute substantially all of its respective net taxable income each tax year as dividends to its shareholders. Accordingly, no provision for federal income tax has been made in the financial statements for the years ended December 31, 2022, 2021 and 2020.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-

tax differences, including the offset of net operating losses against net short-term gains and nondeductible meals and entertainment, have no impact on net assets. During the year ended December 31, 2022, the Company decreased additional paid in capital by $19.4 million and increased accumulated undistributed earnings by $19.4 million. During the year ended December 31, 2021, the Company decreased additional paid in capital by $1.9 million and increased accumulated undistributed earnings by $1.9 million.

Taxable income generally differs from net increase (decrease) in net assets for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2022, 2021 and 2020:

	December 31, 2022	December 31, 2021	December 31, 2020
Net increase in net assets	$32,311	$84,142	$33,619
Net change in unrealized appreciation (depreciation) on investments	12,095	(7,345)	10,733
Net change in deferred tax liabilities	6,464	1,327	(999)
GAAP versus tax basis consolidation of subsidiaries	(381)	1,060	782
Other income (deductions/losses) for tax, not book	12	6	(99)
Other differences	(7,829)	(5,262)	(705)
Taxable income before deductions for distributions	$42,672	$73,928	$43,331

The tax character of distributions paid during the years ended December 31, 2022, 2021 and 2020 were as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Ordinary income	$48,306	$72,053	$43,393
Return of capital	17,852	—	—

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

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings on a book basis for the years ended December 31, 2022, 2021 and 2020 were as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Undistributed ordinary income - tax basis	$—	$5,623	$3,577
Net change in unrealized (depreciation) appreciation on investments	(5,467)	13,096	7,077
GAAP versus tax basis consolidation of subsidiaries	(2,348)	(2,728)	(1,668)
Other temporary differences	28,438	19,750	13,294
Total accumulated earnings - book basis	$20,623	$35,741	$22,280

The differences between the components of distributable earnings on a tax basis and the amounts reflected in the consolidated statements of changes in net assets are primarily due to temporary book-tax differences that will reverse in a subsequent period.

For 2023, the Company and its subsidiaries will no longer qualify as a RIC and will file a consolidated U.S. federal income tax return. Financial holding companies are subject to federal and state income taxes in essentially the same manner as other corporations. Taxable income is generally calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the “Code”), including Sections 581 through 597 that apply specifically to financial institutions. Some modifications are required by state law and the 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). Among other things, the Tax Act (i) established a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allowed the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limited the deduction for net interest expense incurred by U.S. corporations, (iv) allowed businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminated or reduced certain deductions related to meals and entertainment expenses, (vi) modified the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarified the definition of a covered employee and (vii) limited the deductibility of deposit insurance premiums. There can be no assurance as to the actual effective rate because it will be dependent upon the nature and amount of future income and expenses as well as actual investments generating investment tax credits and transactions with discrete tax effects.

NOTE 19—SUPPLEMENTAL FINANCIAL DATA:

In accordance with the SEC’s Regulation S-X and GAAP, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest.

We had two unconsolidated subsidiaries that met at least one of the significance conditions under Rule 1-02(w) of Regulation S-X during certain periods presented for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to the Form 10-K. Accordingly, the audited consolidated financial statements of NMS and NBL for the years ended December 31, 2022, 2021 and 2020 have been attached as exhibits.

NOTE 20—SUBSEQUENT EVENTS:

Acquisition of NBNYC

On January 6, 2023, we completed the Acquisition of NBNYC, a national bank regulated and supervised by the OCC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC for $20 million. NBNYC has been renamed Newtek Bank, National Association and has become a wholly owned subsidiary of the Company. In connection with the completion of the Acquisition, the Company contributed to Newtek Bank $31 million of cash and two of the Company’s subsidiaries, NBL and SBL. Upon the consummation of the Acquisition, Newtek Bank entered into an operating agreement with the OCC concerning certain matters including capital, liquidity and concentration limits, and memorializing the business plan submitted to the OCC. Management has not yet completed the acquisition accounting and expects to complete it in time for the next quarterly filing as of March 31, 2022.

Conversion to a Financial Holding Company

The Company has also filed with the SEC a Form N-54C, Notification of Withdrawal of Election to be Subject to the 1940 Act, and has ceased to be a BDC as of January 6, 2023. As a result of the Acquisition, the Company is now a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. The Company no longer qualifies as a regulated investment company for federal income tax purposes and no longer qualifies for accounting treatment as an investment company. As a result, in addition to Newtek Bank and its consolidated subsidiaries, NBL and SBL, the following NewtekOne portfolio companies and subsidiaries are now consolidated non-bank subsidiaries in the Company’s financial statements: NSBF; NMS; Mobil Money, LLC; NBC; PMT; NIA TAM; Newtek Business Services Holdco 6, Inc; NCL; EWS; NTS and POS. In addition, as a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by EWS and NTS, including its subsidiary SIDCO, within two years of becoming a financial holding company, subject to any extension of the two-year period.

Employment Agreements with our Named Executive Officers

On January 13, 2023, Newtek Bank, our consolidated subsidiary, entered into an employment agreement, effective as of January 6, 2023, with Mr. Nicolas Young. Generally, under the employment agreement, Mr. Young will serve as the President and Chief Operating Officer of Newtek Bank and is entitled to a set annual base compensation in the amount of $500,000, which amount will increase to $650,000 on March 1, 2023, and cash bonuses pursuant to an annual cash bonus plan. In addition, Mr. Young is entitled to other benefits, such as participation in retirement and medical and other plans, executive benefits, and paid time off and sick leave. The employment agreement also provides for a severance payment in the case of Mr. Young being terminated without just cause, as defined therein, Mr. Young resigning with good reason, as defined therein, a change of control, as defined therein, or a non-renewal of Mr. Young’s employment agreement. Under the employment agreement, during the term of his employment, Mr. Young agrees to devote substantially all of his business time to Newtek Bank and to not engage in any business or activity contrary to the business or affairs of Newtek Bank. Newtek Bank agrees to indemnify Mr. Young for any and loss, expenses, or liability that he may incur as a result of his services for Newtek Bank. Cash bonuses will be based on performance and will be determined during the term of the employment agreement and therefore cannot be disclosed as this time.

Effective as of March 1, 2023, the Company entered into one year employment agreements with Barry Sloane, Chief Executive Officer and President, Michael A. Schwartz, Chief Legal Officer and Chief Compliance Officer, and Nicolas Leger, Chief Accounting Officer (the “Employment Agreements”). Generally, under the Employment Agreements, Mr. Sloane, is entitled to a set annual base compensation of $700,000, Mr. Schwartz is entitled to a set annual base compensation of $450,000 and Mr. Leger is entitled to a set annual base compensation of $400,000. Each of Messrs, Sloane, Schwartz and Leger are entitled to a cash bonus pursuant to the Company’s Annual Cash Bonus Plan. In addition, Messrs. Sloane, Schwartz and Leger are entitled to other benefits, such as participation in retirement and medical and other plans, executive benefits, and paid time off. The Employment Agreements also provide for severance payments in the case where Messrs. Sloane, Schwartz or Leger were to be terminated without just cause, as defined therein, or were to resign with good reason, as defined therein, or in the case of a change of control, as defined therein, or a non-renewal of their respective Employment Agreements. Under the Employment Agreements, during the terms of their employment, Messrs. Sloane, Schwartz and Leger agree to devote substantially all of their business time to the Company and to not engage in any business or activity contrary to the business or affairs of the Company. The Company agrees to indemnify Messrs. Sloane, Schwartz and Leger for any and all loss, expenses, or liability that they may incur as a result of their services for the Company. Cash bonuses will be based on performance and will be determined during the term of the Employment Agreements and therefore cannot be disclosed as this time.

Effective as of March 1, 2023, NSBF, the Company’s consolidated subsidiary, has entered into a one year employment agreement with Peter Downs, President of NSBF (the “Employment Agreement”). In addition, Mr. Downs serves as the Chief Lending Officer of the Company. Generally, under the Employment Agreement, Mr. Downs is entitled to a set annual base compensation of $625,000, and a cash bonus pursuant to the Company’s Annual Cash Bonus Plan. In addition, Mr. Downs is entitled to other benefits, such as participation in retirement and medical and other plans, executive benefits, and vacation and sick leave. The Employment Agreement also provides for a severance payment in the case of Mr. Downs were to be terminated without just cause, as defined therein, Mr. Downs were to resign with good reason, as defined therein, or in the case of a change of control, as defined therein, or a non-renewal of Mr. Down’s Employment Agreement. Under the Employment Agreement, during the term of his employment, Mr. Downs agrees to devote substantially all of his business time to the Company and to not engage in any business or activity contrary to the business or affairs of the Company. The Company agrees to indemnify Mr. Downs for any and all loss, expenses, or liability that he may incur as a result of his services for the Company. Cash bonuses will be based on performance and will be determined during the term of the employment agreement and therefore cannot be disclosed as this time.

Amendments to Articles of Incorporation

Effective January 13, 2023, we filed Articles of Amendment amending our Charter to change the name of the Company to “NewtekOne, Inc.”

2025 8.125% Notes

On January 23, 2023 we completed an exempt offering of $50.0 million aggregate principal amount of 8.125% notes due 2025. The net proceeds from the sale of the notes were approximately $48.94 million, after deducting estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the sale of the Notes for general corporate purposes, including payment of expenses incurred in connection with the issuance of the notes and other working capital purposes. The Notes will mature on February 1, 2025. The Notes bear interest at a rate of 8.125% per year payable semiannually on February 1 and August 1 each year, commencing on August 1, 2023.

Securities Purchase Agreement

On February 3, 2023, we entered into a Securities Purchase Agreement with Patriot Financial Partners IV, L.P., and Patriot Financial Partners Parallel IV, L.P. in respect of 20,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.02 per share, in a private placement transaction. The aggregate purchase price was $20.0 million.

Capital One Facility Waiver

On February 28, 2023, NSBF entered into a Limited Waiver Agreement with the lenders under the Capital One facility pursuant to which the lenders waived the event of default under the facility relating to NSBF’s net income for the quarter ended on December 31, 2022.

Dividends

On February 27, 2023, the Company declared a quarterly cash dividend of $0.18 per share, which is payable on April 14, 2023 to shareholders of record as of April 4, 2023.

NewtekOne, Inc. and Subsidiaries
Schedule of Investments In and Advances to Affiliates
Year Ended December 31, 2022

Portfolio Company	Investment[1]			Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income[3]	Fair Value at December 31, 2021	Gross Additions[4]	Gross Reductions[5]	Fair Value at December 31, 2022
	Type	Ownership or Interest Rate
Automated Merchant Services, Inc.	Common Stock[2]	Own	100%	$—	$53	$720	$—	$53	$—	$53

CDS Business Services, Inc.	Common Stock[2]	Own	100%	—	—	—	—	—	—	—
	Line of Credit	Fixed	10.0%	—	(1,496)	1,346	7,300	2,696	(4,192)	5,804

Newtek Technology Solutions, Inc.	Common Stock[2]	Own	100%	—	(8,900)	—	36,000	400	(8,900)	27,500
	Line of Credit	Fixed	10%	—	—	2,615	11,000	—	—	11,000
	Line of Credit[6]	Prime plus	0.5%	—	—	2	225	—	(225)	—

Newtek Insurance Agency, LLC	Membership Interest[2]	Own	100%	—	3,200	—	2,300	3,200	—	5,500

PMTWorks Payroll, LLC	Membership Interest[2]	Own	100%	—	325	—	—	3,685	(85)	3,600
	Term Loans[7]	Fixed	10%-12%	—	685	328	2,000	685	(2,685)	—

Small Business Lending, LLC	Membership Interest[2]	Own	100%	—	2,535	—	4,000	7,765	(1,265)	10,500
	Term Loan	Fixed	10%	—	—	174	400	—	(400)	—

banc-serv Partners, LLC	Membership Interest[2]	Own	100%	—	—	—	—	—	—	—

Newtek Merchant Solutions, LLC	Membership Interest	Own	100%	—	(5,600)	14,550	114,500	100	(5,600)	109,000

Titanium Asset Management, LLC	Membership Interest[2]	Own	100%	—	(626)	—	—	822	(626)	196
	Term Loan[7]	Fixed	10%	—	297	426	603	600	(1,203)	—

Newtek Business Lending, LLC	Membership Interest	Own	100%	—	32,422	5,025	47,406	67,562	(38,968)	76,000

Newtek Conventional Lending, LLC	Membership Interest	Own	50%	—	(3,526)	2,379	29,464	577	(13,454)	16,587

Newtek TSO II Conventional Credit Partners, LP	Membership Interest	Own	50.0%	—	673	—	—	6,435	—	6,435

Mobil Money, LLC	Membership Interest	Own	100%	—	4,350	400	3,900	4,350	—	8,250

Portfolio Company	Investment[1]			Amount of Realized Gain (Loss)	Amount of Unrealized Appreciation (Depreciation)	Amount of Interest or Dividends Credited to Income[3]	Fair Value at December 31, 2021	Gross Additions[4]	Gross Reductions[5]	Fair Value at December 31, 2022
	Type	Ownership or Interest Rate

POS on Cloud, LLC	Membership Interest[2]	Own	59.76%	—	—	—	—	514	—	514
	Term Loan	Fixed	10%	—	—	132	1,300	—	—	1,300

Excel WebSolutions LLC	Membership Interest[2]	Own	100%	—	(230)	—	—	230	(230)	—
	Term Loans[2]	Fixed	10%	—	159	69	—	159	(159)	—

Total Controlled Investments				$—	$24,321	$28,166	$260,398	$99,833	$(77,992)	$282,239

Non-Control Investments
EMCAP Loan Holdings, LLC	Membership Interest	Own	4.67%	$—	$—	$83	$1,000	$—	$—	$1,000

Biller Genie Software, LLC	Membership Interest	Own	1.82%	—	—	—	—	360	—	360

Total Non-Control Investments				$—	$—	$83	$1,000	$360	$—	$1,360

Total Affiliate Investments				$—	$24,321	$28,249	$261,398	$100,193	$(77,992)	$283,599

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