Form 10-Q
period 2023-03-31
NewtekOne, Inc.
filed 2023-05-11
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____
Commission file number: 814-01035
NEWTEKONE, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-3755188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 T Rex Avenue, Suite 120, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)
(212) 356-9500
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2023, there were 24,608,631 shares outstanding of the registrant’s Common Stock, par value $0.02 per share.

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to NewtekOne, Inc. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2016-1 Trust	Newtek Small Business Loan Trust, Series 2016-1, terminated in December 2021
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1, terminated in February 2023
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1
2019-1 Trust	Newtek Small Business Loan Trust, Series 2019-1
2021-1 Trust	Newtek Small Business Loan Trust, Series 2021-1
2022-1 Trust	Newtek Small Business Loan Trust, Series 2022-1
2022 Notes	7.50% Notes due 2022, redeemed in August 2019
2024 Notes	5.75% Notes due 2024
2025 6.85% Notes	6.85% Notes due 2025, redeemed in May 2022
2025 5.00% Notes	5.00% Notes due 2025
2025 8.125% Notes	8.125% Notes due 2025
2025 Notes	Collectively, the 2025 6.85% Notes, the 2025 5.00% Notes and the 8.125% Notes due 2025
2026 Notes	5.50% Notes due 2026
ABL	Asset based lending
Acquisition	The Company’s Acquisition of NBNYC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
2020 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated June 25, 2020 by and among the Company and the placement agents, as amended on July 20, 2022
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
C&I	Conventional commercial and industrial loans
Code	Internal Revenue Code of 1986, as amended
CRE	Conventional commercial real estate lending
Deutsche Bank	Deutsche Bank AG
DIF	Deposit Insurance Fund of the FDIC
DRIP	The Company's dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Equity Incentive Plan	The Company's 2015 Equity Incentive Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Federal Reserve	Board of Governors of the Federal Reserve System
FDIC	Federal Deposit Insurance Corporation
LIBOR	London Interbank Offered Rate
NAV	Net Asset Value
SPV I Capital One Facility	Revolving Credit and Security Agreement between NBL SPV I, LLC, a wholly-owned subsidiary of Holdco 6, and Capital One
SPV II Deutsche Bank Facility	Revolving Credit and Security Agreement between NBL SPV II, LLC, a wholly-owned subsidiary of Holdco 6, and Deutsche Bank
SPV III One Florida Bank Facility	Revolving Credit and Security Agreement between NBL SPV III, LLC, a wholly-owned subsidiary of Holdco 6, and One Florida Bank
NBNYC	National Bank of New York City, which has been renamed Newtek Bank, National Association

Receivable and Inventory Facility	Loan and Security Agreement between NBC and Webster, as successor by merger to Sterling National Bank, as lender, to fund accounts receivable and inventory financing arrangements.
Related Party RLOC	Unsecured revolving line of credit agreement between NMS as lender and Newtek as borrower
OCC	Office of the Comptroller of the Currency
PLP	Preferred Lenders Program, as authorized by the SBA
PPP	Paycheck Protection Program
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SBLC	Small Business Lending Company
SEC	U.S. Securities and Exchange Commission
SMB	Small-and-medium sized businesses
Stock Purchase Agreement	Stock Purchase Agreement dated August 2, 2021, between the Company, NBNYC and certain NBNYC shareholders to acquire all of the issued and outstanding stock of NBNYC, as amended through December 12, 2022
Trustee	U.S. Bank, National Association
TSO II	TSO II Booster Aggregator, L.P.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States
Webster	Webster Bank, N.A.

Subsidiaries and Joint Ventures
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
NBL	Newtek Business Lending, LLC, a wholly-owned subsidiary of Newtek Bank
NCL	Newtek Commercial Lending, Inc, a consolidated subsidiary
NCL JV	Newtek Conventional Lending, LLC, a 50% owned join venture
Newtek Bank	Newtek Bank, National Association
TSO JV	Newtek TSO II Conventional Credit Partners, LP, a 50% owned joint venture
Exponential	Exponential Business Development Co., Inc., a taxable subsidiary
NMS	Newtek Merchant Solutions, LLC (formerly Universal Processing Services of Wisconsin LLC), a consolidated subsidiary
Mobil Money	Mobil Money, LLC, a consolidated subsidiary
NTS	Newtek Technology Solutions, Inc., a consolidated subsidiary
IPM	International Professional Marketing, Inc., a former wholly-owned controlled portfolio company which merged into NTS on July 1, 2021
SIDCO	SIDCO, LLC dba Cloud Nine Services, a subsidiary of NTS
EWS	Excel WebSolutions, LLC, a consolidated subsidiary
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a consolidated subsidiary
SBL	Small Business Lending, LLC, a wholly owned subsidiary of Newtek Bank
NPS or PMT	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a consolidated subsidiary
NIA	Newtek Insurance Agency, LLC, a consolidated subsidiary
TAM	Titanium Asset Management LLC, a consolidated subsidiary
EMCAP	EMCAP Loan Holdings, LLC
POS	POS on Cloud, LLC, dba Newtek Payment Systems, a 59.7% consolidated subsidiary

Explanatory Note:

On January 6, 2023, the Company completed the Acquisition of NBNYC, a national bank regulated and supervised by the OCC. In addition, on January 6, 2023, the Company filed with the SEC a Form N-54C, Notification of Withdrawal of Election to be Subject to the 1940 Act, and has ceased to be a BDC effective as of January 6, 2023. As a result of the foregoing, the Company is now a financial holding company, no longer qualifies as a regulated investment company (RIC) for federal income tax purposes, and no longer qualifies for accounting treatment as an investment company. As a result, comparisons to prior period include adjustments made to reconcile prior investment company accounting to the current financial holding company accounting requirements. (See NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION)

NEWTEKONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In Thousands, except for Per Share Data)
	March 31, 2023	December 31, 2022
ASSETS	Financial Holding Company Accounting (Unaudited)	Investment Company Accounting
Cash and due from banks	$27,349	$53,692
Restricted cash	72,599	71,914
Interest bearing deposits in banks	97,196	—
Total cash and cash equivalents	197,144	125,606
Debt securities available-for-sale, at fair value	32,905	—
Loans held for sale, at fair value	125,639	19,171
Loans held for investment, at fair value	532,788	505,268
Loans held for investment, at amortized cost, net of deferred fees and costs	166,828	—
Allowance for credit losses	(2,189)	—
Total loans held for investment, at amortized cost, net	164,639	—
Federal Home Loan Bank and Federal Reserve Bank stock	1,288	—
Joint ventures, at fair value (cost of $23,314 and $23,314), respectively	25,022	23,822
Controlled investments (cost of $0 and $131,495), respectively	—	258,417
Non-control investments (cost of $1,360 and $1,360), respectively	1,360	1,360
Goodwill and Intangibles	28,101	—
Settlement receivable	41,438	—
Right of use assets	7,492	6,484
Deferred tax asset	8,225	—
Servicing assets	33,351	30,268
Other assets	50,347	28,506
Total assets	$1,249,739	$998,902

LIABILITIES AND NET ASSETS

Liabilities:
Deposits:
Noninterest-bearing	$22,878	$—
Interest-bearing	224,696	—
Total deposits	247,574	—
Borrowings	697,395	539,326
Derivative instruments	624
Lease liabilities	9,144	7,973
Deferred tax liabilities	3,519	19,194
Due to participants	28,188	35,627
Accounts payable, accrued expenses and other liabilities	45,257	21,424
Total liabilities	1,031,701	623,544

Shareholders' Equity:
Preferred stock (par value $0.02 per share; authorized 20,000 shares, 20,000 shares issued and no shares outstanding)	19,738	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 24,609 and 24,609 issued and outstanding, respectively)	491	492
Additional paid-in capital	191,316	354,243
Retained earnings	7,047	20,623

Accumulated other comprehensive loss, net of income taxes	(82)	—
Total NewtekOne shareholders’ equity	218,510	375,358
Non-controlling interest	(472)	—
Total shareholders' equity	218,038	375,358
Total liabilities and shareholders' equity	$1,249,739	$998,902

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended March 31,
	2023 Financial Holding Company Accounting	2022 Investment Company Accounting
Interest income
Loans and fees on loans	$17,502	$7,079
Debt securities available-for-sale	232	—
Interest from affiliates	—	664
Other interest earning assets	981	—
Total interest income	18,715	7,743
Interest expense
Notes and securitizations	8,718	4,136
Bank and FHLB borrowings	3,939	425
Notes payable related party	—	106
Deposits	1,475	—
Total interest expense	14,132	4,667
Net interest income	4,583	3,076
Provision for loan credit losses	1,318	—
Net interest income after provision for loan credit losses	3,265	3,076
Noninterest income
Dividend income	504	7,846
Loan servicing asset revaluation	919	(1,559)
Servicing income	4,403	3,181
Net gains on sales of loans	6,526	15,295
Net (loss) gain on derivative transactions	(495)	628
Net gain (loss) on loans accounted for under the fair value option	5,905	(2,718)
Net unrealized appreciation (depreciation) on joint ventures	2,002	(2,321)
Net unrealized appreciation on controlled investments	—	297
Technology and IT support income	6,709	—
Electronic payment processing income	10,328	—
Other noninterest income	5,986	1,579
Total noninterest income	42,787	22,228
Noninterest expense
Technology services expense	3,803	—
Electronic payment processing expense	4,504	—
Salaries and employee benefits expense	19,119	5,109
Professional services expense	3,440	1,301
Other loan origination and maintenance expense	2,827	6,483
Depreciation and amortization	873	63
Other general and administrative costs	4,631	1,753
Total noninterest expense	39,197	14,709
Income before taxes	6,855	10,595
Income tax (benefit) expense	(4,863)	943
Net income	$11,718	$9,652
Less dividends to preferred shareholders	(249)	—
Net income available to common shareholders	11,469	9,652

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Earnings per share:
Basic	$0.46	$0.40
Diluted	$0.46	$0.40

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended March 31,
	2023 Financial Holding Company Accounting	2022 Investment Company Accounting

Net income	$11,718	$9,652
Other comprehensive loss before tax:
Net unrealized loss on debt securities available-for-sale during the period	(113)	—
Other comprehensive loss before tax	(113)	—
Income tax benefit	31	—
Other comprehensive loss, net of tax	(82)	—
Total comprehensive income	11,636	9,652

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Common stock		Preferred stock		Addition-al paid-in-capital	Accumul-ated other comprehe-nsive income	Accumul-ated undistrib-uted earnings	Retained earnings	Non-controlling Interest	Total equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	24,617	$492	—	$—	$354,242	$—	$20,624	$—	$—	$375,358
Conversion from BDC to Bank Holding Company Adjustments:
Change in presentation	—	—	—	—	20,624	—	(20,624)	—	—	—
Removal of fair value adjustments	—	—	—	—	(138,043)	—	—	—	—	(138,043)
Consolidation of controlled investments	—	—	—	—	(65,215)	—	—	—	—	(65,215)
Reassessment of deferred tax assets and liabilities	—	—	—	—	19,266	—	—	—	—	19,266
Consolidation of POS on Cloud, LLC	—	—	—	245	—	—	—	—	(472)	(227)
DRIP shares issued	6	—	—	—	72	—	—	—	—	72
Stock-based compensation expense	—	—	—	—	738	—	—	—	—	738
Dividends declared related to RSA	5	—	—	—	60	—	—	(60)	—	—
Purchase of vested stock for employee payroll tax withholding	(19)	(1)	—	—	(428)	—	—	—	—	(429)
Issuance of Preferred stock	—	—	20	20,000	—	—	—	—	—	20,000
Preferred stock issuance costs	—	—	—	(507)	—	—	—	—	—	(507)
Allocation of issuance costs to warrants	—	—	—	—	—	—	—	—	—	—
Dividends declared common shares ($0.18/share)	—	—	—	—	—	—	—	(4,363)	—	(4,363)
Dividends declared preferred shares ($12.27/share)	—	—	—	—	—	—	—	(249)	—	(249)
Net income	—	—	—	—	—	—	—	11,718	—	11,718
Other comprehensive loss, net of tax	—	—	—	—	—	(82)	—	—	—	(82)
Balance at March 31, 2023	24,609	$491	$20	$19,738	$191,316	$(82)	$—	$7,046	$(472)	$218,038

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Common stock		Additional paid-in-capital	Accumulated undistributed earnings	Total equity
	Shares	Amount
Balance at December 31, 2021	24,159	$483	$367,663	$35,741	$403,887
DRIP shares issued	9	—	225	—	225
Stock-based compensation expense	—	—	781	—	781
Dividends Declared related to RSA	4	—	110	(110)	—
Purchase of vested stock for employee payroll tax withholding	(18)	—	(480)	—	(480)
Restricted stock awards	7	—	—	—	—
Dividends declared common shares ($0.65/share)	—	—	—	(15,585)	(15,585)
Net increase resulting from operations:
Net investment income	—	—	—	973	973
Net realized gain on investments	—	—	—	15,740	15,740
Net unrealized depreciation on investments	—	—	—	(7,061)	(7,061)
Balance at March 31, 2022	24,161	$483	$368,299	$29,698	$398,480

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:	Financial Holding Company Accounting	Investment Company Accounting
Net income	$11,718	$9,652
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net unrealized (appreciation) depreciation on joint ventures	(2,002)	2,321
Net unrealized appreciation on controlled investments	—	(297)
Net (gain) loss on loans accounted for under the fair value option	(5,905)	2,718
Net unrealized (appreciation) depreciation on servicing assets	(919)	1,559
Net unrealized depreciation (appreciation) on derivative transactions	495	(183)
Net gains on loans held for sale	(6,526)	(12,889)
Amortization of deferred financing costs	1,249	553
Allowance for credit losses on loans	(1,318)	—
Deferred income taxes	(4,863)	943
Depreciation and amortization	873	63
Proceeds from sale of loans held for sale	121,575	99,646
Purchase of loans from affiliate	(5,295)	—
Purchase of loans held for sale	(5,797)	—
Funding of loans held for sale	(156,742)	(124,019)
Funding of controlled investments	—	(2,500)
Principal received on loans held for sale	1,347	19,754
Return of investment from controlled investments	—	9,741
Other, net	739	863
Changes in operating assets and liabilities:
Settlement receivable	(41,427)	27,812
Capitalized servicing asset	(2,164)	(2,406)
Due to/from related parties	37	(1,325)
Other assets	6,655	2,189
Due to participants	(7,447)	(28,766)
Accounts payable, accrued expenses and other liabilities	(20,603)	910
Other, net	(39)	9
Net cash (used in) provided by operating activities	(116,359)	6,478
Cash flows from investing activities:
Net increase in loans held for investment, at fair value	(7,595)	—
Net increase in loans held for investment, at cost	269	—
Purchase of fixed assets	(165)	—
Net increase in Federal Home Loan Bank stock	242	—
Purchases of available-for-sale securities	(27,901)	—
Acquisitions, net of cash acquired	11,252	—
Net cash used in investing activities	(23,898)	—
Cash flows from financing activities:
Net borrowings on bank notes payable	47,274	—
Net increase in deposits	105,933	—
Repayment of Federal Home Loan Bank advances	(3,699)	—

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Three Months Ended March 31,
	2023	2022
Proceeds from preferred stock, net of offering costs	19,493	—
Net repayments under related party line of credit	—	(11,450)
Proceeds from 2025 5.00% Notes	—	15,000
Proceeds from 2025 8.125% Notes	50,000	—
Payments on Notes Payable - Securitization Trusts	(31,015)	(17,144)
Dividends paid	—	(15,360)
Additions to deferred financing costs	(1,087)	(450)
Purchase of vested stock for employee payroll tax withholding	—	(480)
Net cash provided by (used in) financing activities	186,899	(29,884)
Net increase (decrease) in cash and restricted cash	46,642	(23,406)
Cash and restricted cash—beginning of period (Note 2)	125,606	186,860
Consolidation of cash from controlled investments	24,896	$—
Cash and restricted cash—end of period (Note 2)	$197,144	$163,454

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$694	$105,245
Dividends declared but not paid during the period	$4,363	$2,541
Issuance of common shares under dividend reinvestment plan	$72	$225
0

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

The Company is a financial holding company that is a leading business and financial solutions provider to SMBs and provides SMBs with the following Newtek® branded business and financial solutions: Newtek Bank, Newtek Lending, Newtek Payments, Newtek Insurance, Newtek Payroll and Newtek Technology.

On January 6, 2023, the Company completed the Acquisition of NBNYC, a national bank regulated and supervised by the OCC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC for $20 million, plus reimbursement of certain expenses. NBNYC has been renamed Newtek Bank, National Association and has become a wholly owned subsidiary of the Company. In connection with the completion of the Acquisition, the Company contributed to Newtek Bank $31 million of cash and two of the Company’s subsidiaries, NBL and SBL. Upon the consummation of the Acquisition, Newtek Bank entered into an operating agreement with the OCC concerning certain matters including capital, liquidity and concentration limits, and memorializing the business plan submitted to the OCC.

In addition, on January 6, 2023, the Company filed with the SEC a Form N-54C, Notification of Withdrawal of Election to be Subject to the 1940 Act, and has ceased to be a BDC effective as of January 6, 2023. As a result of the Acquisition, the Company is now a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. The Company no longer qualifies as a regulated investment company (RIC) for federal income tax purposes and no longer qualifies for accounting treatment as an investment company. As a result, in addition to Newtek Bank and its consolidated subsidiaries, NBL and SBL, the following NewtekOne portfolio companies and subsidiaries are now consolidated non-bank subsidiaries in the Company’s financial statements: NSBF; Newtek Merchant Solutions, LLC; Mobil Money, LLC; CDS Business Services, Inc. d/b/a Newtek Business Credit Solutions; PMTWorks Payroll, LLC d/b/a Newtek Payroll and Benefits Solutions; Newtek Insurance Agency, LLC; Titanium Asset Management LLC; Newtek Business Services Holdco 6, Inc; Newtek Commercial Lending, Inc.; Excel WebSolutions, LLC; Newtek Technology Solutions, Inc.. Our investment in POS on Cloud, LLC, d/b/a Newtek Payment Systems is treated as a non-controlling interest and is included on our consolidated financial statements. In addition, as a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by Excel WebSolutions, LLC and Newtek Technology Solutions, Inc., including its subsidiary SIDCO, LLC d/b/a/ Cloud Nine Services, within two years of becoming a financial holding company, subject to any extension of the two-year period.
As a result of the foregoing, comparisons to prior period include adjustments made to reconcile prior investment company accounting to the current financial holding company accounting requirements. For example, the statement of changes in stockholders’ equity includes adjustments for changes in presentation between accumulated undistributed earnings and additional paid in capital, removal of fair value adjustments on entities that are now consolidating entities, and the reassessment of deferred tax assets and liabilities relating to the consolidation of the previous portfolio companies investments. The statement of cash flows includes an adjustment to the opening cash balance for the cash from the previously unconsolidated subsidiaries.

On January 17, 2023, the Company changed its name from Newtek Business Services Corp. to NewtekOne, Inc.

Except as otherwise noted, all financial information included in the tables in the following footnotes is stated in thousands, except per share data.

The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with NewtekOne’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 15, 2023. The unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of the consolidated financial statements in accordance with U.S. GAAP. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. The results of operations for an interim period may not give a true indication of the results for the entire year. The December 31, 2022 consolidated statement of assets and liabilities has been derived from the audited financial statements as of that date. All intercompany balances and transactions have been eliminated in consolidation.

See accompanying notes to consolidated financial statements.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES:
Use of Estimates in the Preparation of Financial Statements

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
Fair Value

The Company applies fair value accounting to certain of its financial instruments in accordance with ASC Topic 820 — Fair Value Measurement (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions reflect those that management believe market participants would use in pricing the financial instrument at the measurement date.

The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value was greatest for financial instruments classified as Level 3.

Any changes to the valuation methodology are reviewed by management and the Board to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in NOTE 9—FAIR VALUE MEASUREMENTS.

Debt securities, available for sale

The Company’s securities portfolio primarily consists of available for sale debt securities. Securities that are classified as “available for sale” are carried at their estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. The fair values of our securities are affected by changes in market interest rates and credit spreads. In general, as interest rates rise and/or credit spreads widen, the fair value of securities will decline. As interest rates fall and/or credit spreads tighten, the fair value of securities will rise. The Company evaluates available-for-sale debt securities in unrealized loss positions at least quarterly to determine if an allowance for credit losses is required. Based on an evaluation of available information about past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, the Company has concluded that it expects to receive all contractual cash flows from each security held in its available-for-sale securities portfolio.

Consolidation

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

Business Combinations

Business combinations are accounted for under the acquisition method, in which the identifiable assets acquired and liabilities assumed are generally measured and recognized at fair value as of the acquisition date, with the excess of the purchase price over the fair value of the net assets acquired recognized as goodwill. Items such as acquired income-tax related balances are recognized in accordance with other applicable GAAP, which may result in measurements that differ from fair value. Business combinations are included in the consolidated financial statements from the respective dates of acquisition. Historical reporting periods reflect only the results of legacy Newtek operations. Acquisition-related costs are expensed in the period incurred and presented within the applicable non-interest expense category. Additional information regarding the Company’s acquisitions can be found within NOTE 3—BUSINESS COMBINATION.

Allowance for Credit Losses – Loans

Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). It replaces the incurred loss approach’s threshold that required the recognition of a credit loss when it was probable a loss event was incurred. The allowance for credit losses is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans. Loan losses are charged off against the allowance when management believes a loan balance is confirmed to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Company historical loss experience was supplemented with peer information when there was insufficient loss data for the Company. Peer selection was based on a review of institutions with comparable loss experience as well as loan yield, bank size, portfolio concentration and geography. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as changes in environmental conditions, such as changes in unemployment rates, production metrics, property values, or other relevant factors. Significant management judgment is required at each point in the measurement process.

Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management developed segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation and have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. These portfolio segments are as follows:

Commercial Real Estate: The commercial real estate portfolio is comprised of loans to borrowers on small offices, owner-occupied commercial buildings, industrial/warehouse properties, income producing/investor real estate properties, and multi-family loans secured by first mortgages. The Company’s underwriting standards generally target a loan-to-value ratio of 75%, depending on the type of collateral, and requires debt service coverage of a minimum of 1.2 times.

Commercial & Industrial: The commercial & industrial portfolio consists of loans made for general business purposes consisting of short-term working capital loans, equipment loans, and unsecured business lines. This includes 32 loans as of March 31, 2023.

SBA 7(a): The SBA 7(a) portfolio includes loans originated under the federal Section 7(a) loan program. The SBA is an independent government agency that facilitates one of the nation’s largest sources of SMB financing by providing credit guarantees for its loan programs. SBA 7(a) loans are partially guaranteed by the SBA, with SBA guarantees typically ranging between 50% and 90% of the principal and interest due. Under the SBA’s 7(a) lending program, a bank or other lender may underwrite loans between $5,000 and $5.0 million for a variety of general business purposes based on the SBA’s loan program requirements.

Allowance for Credit Losses – Available-for Sales (“AFS”) Debt Securities

The impairment model for AFS debt securities differs from the CECL approach utilized for financial instruments measured at amortized cost because AFS debt securities are measured at fair value. For AFS debt securities in an unrealized loss position, the Bank first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities AFS that do not meet the aforementioned criteria, in making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, adverse conditions specifically related to the security, failure of the issuer of the debt security to make scheduled interest or principal payments, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. The cash flows should be estimated using information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the AFS security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of March 31, 2023, the Company determined that the unrealized loss positions in the AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Accrued Interest Receivable

Upon the Acquisition and adoption of CECL, the Company made the following elections regarding accrued interest receivable: (1) presented accrued interest receivable balances separately within other assets balance sheet line item; (2) excluded interest receivable that is included in amortized cost of financing receivables from related disclosures requirements and (3) continued our policy to write off accrued interest receivable by reversing interest income. For loans, write off typically occurs upon becoming over 90 to 120 days past due and therefore the amount of such write offs are immaterial. Historically, the Company has not experienced uncollectible accrued interest receivable on investment securities.

Distributions

Dividends and distributions to the Company's common stockholders are recorded on the declaration date. The timing and amount to be paid out as a dividend or distribution is determined by the Company's Board each quarter.

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of March 31, 2023, cash deposits in excess of insured amounts totaled $49.3 million. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of March 31, 2023.
Restricted cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties, cash reserves established as part of a voluntary agreement with the SBA, cash reserves associated with securitization transactions, and cash margin as collateral for derivative instruments. As of March 31, 2023, total restricted cash was $72.6 million.

Interest bearing deposits in banks

The Company’s interest bearing deposits in banks reflects cash held at other financial institutions that earn interest.

The following table provides a reconciliation of cash and restricted cash as of March 31, 2023 and 2022 and December 31, 2022 and 2021:

	March 31, 2023	March 31, 2022	December 31, 2022	December 31, 2021
Cash and due from banks	$27,349	4,911	53,692	$2,397
Restricted cash	72,599	158,543	71,914	184,463
Interest bearing deposits in banks	97,196	—	—	—
Cash and restricted cash	$197,144	$163,454	$125,606	$186,860

Broker Receivable

Broker receivable represents amounts due from third parties for loans which have been traded at period-end but have not yet settled.

Transfers of Financial Assets
For a transfer of financial assets to be considered a sale, the transfer must meet the sale criteria of ASC 860, which, at the time of the transfer, requires that the transferred assets qualify as recognized financial assets and the Company surrender control over the assets. Such surrender requires that the assets be isolated from the Company, even in bankruptcy or other receivership, the purchaser have the right to pledge or sell the assets transferred and the Company not have an option or obligation to reacquire the assets. If the sale criteria are not met, the transfer is considered to be a secured borrowing, the assets remain on the Company’s consolidated balance sheets and the sale proceeds are recognized as a liability.
From 2010 through March 31, 2023, NSBF engaged in securitizations of the unguaranteed portions of its SBA 7(a) loans. A securitization uses a special purpose entity (the “Trust”), which is considered a variable interest entity. Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidation, which became effective January 1, 2010, the Company determined that as the primary beneficiary of the securitization vehicle, based on its power to direct activities through its role as servicer for the Trust and its obligation to absorb losses and right to receive benefits, it needed to consolidate the Trusts. The Company therefore consolidated the entities using the carrying amounts of the Trust’s assets and liabilities and reflects the assets in SBA Unguaranteed Loans and reflects the associated financing in Notes Payable - Securitization trusts on the Consolidated Statements of Assets and Liabilities.
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

Income Taxes

Deferred tax assets and liabilities are computed based upon the differences between the financial statement and income tax basis of assets and liabilities using the enacted tax rates in effect for the year in which those temporary differences are expected to be realized or settled. These differences stem from net unrealized gains and losses generated by the Company and on the book value of intangible assets held by the Company. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Such deferred tax liabilities recorded on the statement of financial condition were $3.52 million and $19.19 million at March 31, 2023 and December 31, 2022, respectively. Deferred tax assets was $8.23 million at March 31, 2023 and there was no deferred tax asset at December 31, 2022 on the statement of financial condition. The change in deferred tax liabilities is included as a component of income tax expense (benefit) in the consolidated statements of operations as a financial holding company.

The Company’s U.S. federal and state income tax returns prior to fiscal year 2019 are generally closed, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

Formerly, as a RIC ending with the Company’s December 31, 2022 fiscal year end, the Company was not subject to corporate level income tax. Beginning with the January 1, 2023 fiscal year, the Company no longer qualifies as a RIC and will be subject to corporate level income tax. See NOTE 18—INCOME TAXES.

Interest Income

NSBF SBA 7(a) Portfolio: Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and reserved against when deemed uncollectible. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, is likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. In connection with the April 13, 2023 wind-down agreement between NSBF and the SBA, NSBF has begun to wind-down its operations and NSBF will continue to own the SBA 7(a) loans in its SBA loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval), sale or transfer. NSBF will continue to service and liquidate its SBA loan portfolio, pursuant to an SBA approved lender service provider agreement with SBL. (See NOTE 20—SUBSEQUENT EVENTS: NSBF Wind-down Agreement).

Non-Interest Income
Dividend income is recognized on an accrual basis for preferred equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on common equity securities, we assess many factors, including the joint ventures’ and non-controlled equity investments’ cumulative undistributed income and operating cash flow. Cash distributions from common equity securities received in excess of such undistributed amounts are recorded first as a reduction of our investment and then as a realized gain on investment.

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

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on joint ventures are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in the fair value of investments as a component of the net change in unrealized appreciation (depreciation) on joint ventures in the consolidated statements of operations.

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

Recently Adopted Accounting Pronouncements

Beginning in 2023, the Company applies accounting standards applicable to our current status as a financial holding company.

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments” (Topic 326) and in April 2019, the FASB issued ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (collectively, “CECL”). CECL changed how entities measure potential credit losses for most financial assets and certain other instruments that are not measured at fair value. CECL replaced the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost. While ASU 2016-13 does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. CECL was effective for the Company beginning January 1, 2023; however, the Company continues to fair value NSBF’s SBA 7(a) loan portfolio and intends to do so until the portfolio is completely runoff. Following the Acquisition on January 6, 2023, the Company owns and consolidates Newtek Bank, which applies CECL.

New Accounting Standards

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. The Company does not expect any material impact from adopting ASU No. 2022-03 on the consolidated financial statements.

Segments

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management has determined that the Company has four reportable operating segments: Banking, Non-Bank SBA 7(a) Lending, Technology, Payments, and Other as discussed more fully in NOTE 19—SEGMENTS. In determining the appropriateness of a segment definition, the Company considers the criteria of FASB ASC 280, Segment Reporting.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Accounts Receivable

Accounts receivable represent amounts owed to the Company by third parties for electronic payment processing, technology services and related residuals. The Company estimates losses on accounts receivable based on known troubled accounts and historical experience of losses incurred. .

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established by management through provisions for bad debts charged against income. Amounts deemed to be uncollectible are charged against the allowance for doubtful accounts and subsequent recoveries, if any, are credited to income.

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

The allowance consists of general and specific components. The specific component relates to a client’s aggregate net balance that is owed to the Company that is classified as doubtful. The general component covers non-classified balances and is based on historical loss experience.

A client’s aggregate net balance is considered uncollectible when, based on current information and events, it is probable that the Company will be unable to collect the receivable payments or the Company has greatly reduced the amount of receivables to be purchased.

The Company’s charge-off policy is based on a client-by-client review for which the estimated uncollectible portion is charged off against the corresponding client’s net balance and the allowance for doubtful accounts.

At March 31, 2023 and December 31, 2022, the allowance for doubtful accounts was $1.9 million and $2.5 million, respectively.

Inventory

Inventory consists primarily of equipment to be installed in NMS merchant locations to enable the NMS merchants to process electronic transactions. Inventory is stated at the lower of cost or net realizable value, which is determined on a FIFO (first in-first out) basis.

Fixed Assets

Fixed assets, which are composed of terminals, software, telephone systems, computer equipment, automobile, website and leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation of fixed assets is provided on a straight-line basis using estimated useful lives of the related assets ranging from three to seven years. Amortization of leasehold improvements is provided on a straight-line basis using the lesser of the useful life of the asset, which is generally three to five years, or lease term.

Software Development Costs

The Company capitalizes certain software development costs for internal use. Costs incurred during the preliminary project stage are expensed as incurred, while application stage projects are capitalized. The latter costs are typically employee and/or consulting services directly associated with the development of the internal use software. Software and website costs are included in fixed assets in the accompanying consolidated balance sheets. Amortization commences once the software and website costs are ready for their intended use and are amortized using the straight-line method over the estimated useful life, typically three years.

Goodwill and Customer Merchant Accounts

Goodwill is an indefinite lived asset, which is not amortized and is instead subject to impairment testing, at least annually.
Customer merchant accounts with finite lives are amortized over an estimated useful life of 30 or 66 months (See NOTE 8—GOODWILL AND INTANGIBLE ASSETS).

The Company considers the following to be some examples of indicators that may trigger an impairment review outside of its annual impairment review: (i) significant under-performance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s fair value for a sustained period of time; and (vi) regulatory changes. In assessing the recoverability of the Company’s goodwill and customer merchant accounts, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These include estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company, the period over which cash flows will occur, and determination of the Company’s cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and conclusions on impairment.

Loans

Fair Value Option
Management evaluated retained participating interests in government guaranteed loans for the fair value option election. Those loans for which the fair value option were elected are measured at fair value and classified as either held for sale or held for investment, as outlined below. Not electing fair value generally results in a larger discount being recorded on the date of the sale. This discount will subsequently be accreted into interest income over the underlying loan’s remaining term using the effective interest method. Management made this change of election in alignment with its ongoing effort to reduce volatility and drive more predictable revenue. In accordance with accounting standards, any loans for which fair value was previously elected continue to be measured as such. Interest income is recognized in the same manner on loans reported at fair value as on non-fair value loans, except in regard to origination fees and costs which are recognized immediately upon fair value election. The changes in fair value of loans are reported in noninterest income. Fair value of loans includes adjustments for historical credit losses, market liquidity, and economic conditions.

The credit loss adjustment is estimated using a discounted cash flow (“DCF”) methodology for each loan which incorporates measurements of (i) probability of default (“PD”), which is the likelihood a loan or lease will stop performing, (ii) loss given default (“LGD”), which is the expected loss rate for loans or leases in default, (iii) prepayments, (iv) the estimated outstanding exposure at default (“EAD”), and (v) the effective interest rate (“EIR”). PD rates are calculated using the number of defaults divided by the number of loans available to default for 1-year observation periods over the lifetime of data available for a certain pool. LGD rates are calculated by dividing the lifetime net charge-offs for each pool by the pool’s average outstanding balance. PD and LGD rates are adjusted for forecasted national unemployment rates during a reasonable and supportable forecast period. Management has determined that four quarters represents a reasonable and supportable forecast period and adjusted loss rates revert back to a historical loss rate over four quarters on a straight-line basis. Expected losses are calculated as the product of PD, LGD, and EAD. Expected losses are discounted using the loan or lease EIR, adjusted for prepayments. Market liquidity and economic condition adjustments are estimated using the sale prices of similar loans based on rate, term, and asset size. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Revenue Recognition

Electronic payment processing and fee income

Revenues are recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To achieve this core principle, the Company applies the following five steps:

1. Identify the contract with a customer
2. Identify the performance obligations in the contract
3. Determine the transaction price
4. Allocate the transaction price to the performance obligations in the contract
5. Recognize revenue when or as the Company satisfies a performance obligation

Revenue is recognized net of taxes collected from customers, which are subsequently remitted to governmental authorities.

NMS’ revenue is primarily derived from electronic payment processing and related fee income.

Electronic payment processing and fee income is derived from NMS’ electronic processing of credit and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services by applying a percentage to the dollar amount of each transaction plus a flat fee per transaction. Certain merchant customers are charged miscellaneous fees, including fees for handling charge-backs or returns, monthly minimum fees, statement fees and fees for other miscellaneous services. Revenues derived from the electronic processing of MasterCard®, Visa®, American Express® and Discover® sourced credit and debit card transactions are reported gross of amounts paid to sponsor banks.

NMS's performance obligations are to stand ready to provide holistic electronic payment processing services consisting of a series of distinct elements that are substantially the same and have the same pattern of transfer over time. NMS’s promise to its customers is to perform an unknown or unspecified quantity of tasks and the consideration received is contingent upon the customers’ use (i.e., number of payment transactions processed, number of cards on file, etc.); as such, the total transaction price is variable. The Company allocates the variable fees charged to the day in which it has the contractual right to bill under the contract.

ASU 2014-09, "Revenues from Contracts with Customers (“Topic 606”)" (“ASC 606”) requires that the Company determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the quarter ended March 31, 2023, substantially all of the Company’s revenues were recognized at a point in time.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations; however, as permitted by ASC 606, the Company has elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. As described above, the Company’s most significant performance obligations consist of variable consideration under a stand-ready series of distinct days of service. Such variable consideration meets the specified criteria for the disclosure exclusion; therefore, the majority of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied is variable consideration that is not required for this disclosure. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.

Receivable fees

Receivable fees are derived from the funding (purchase) of receivables from the Company’s finance clients. The Company recognizes revenue on the date receivables are purchased at a percentage of face value as agreed to by the client. The Company also has arrangements with certain of its clients whereby it purchases the client’s receivables and charges a fee at a specified rate based on the amount of funds advanced against such receivables. The funds provided are collateralized and the income is recognized as earned which occurs as time passes.

Billing fees

Billing fees are derived from billing-only (non-finance) clients. These fees are recorded when earned, which occurs when the service is rendered.

Reserve for Losses on Merchant Accounts

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, the Company or, under limited circumstances, the Company and the acquiring bank, must bear the credit risk for the full amount of the transaction. The Company evaluates its risk for such transactions and estimates its potential loss for chargebacks based primarily on historical experience and other relevant factors.

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

Electronic Payment Processing Costs

Electronic payment processing costs consist principally of costs directly related to the processing of merchant sales volume, bank processing fees and costs paid to third-party processing networks. Such costs are recognized at the time the merchant transactions are processed or when the services are performed.

In addition to costs directly related to the processing of merchant sales volume, electronic payment processing costs also include residual expenses. Residual expenses represent fees paid to third-party sales referral sources. Residual expenses are paid in accordance with contracted terms. These are generally linked to revenues derived from merchants successfully referred to the Company and that begin using the Company for merchant processing services.

Such residual expenses are recognized in the Company’s consolidated statements of income. During the quarter ended March 31, 2023, the Company partnered with two sponsor banks for substantially all merchant transactions. Substantially all merchant transactions were processed by one merchant processor.

NOTE 3—BUSINESS COMBINATION:

Acquisition of NBNYC

On January 6, 2023, the Company completed the Acquisition of NBNYC, a national bank regulated and supervised by the OCC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC for $20 million, in an all-cash transaction. The Company also agreed to pay the seller’s acquisition costs of approximately $1.3 million. NBNYC has been renamed Newtek Bank and has become a wholly owned subsidiary of the Company. In connection with the completion of the Acquisition, the Company contributed to Newtek Bank $31 million of cash and two of the Company’s subsidiaries, NBL and SBL. Upon the consummation of the Acquisition, Newtek Bank entered into an operating agreement with the OCC concerning certain matters including capital, liquidity and concentration limits, and memorializing the business plan submitted to the OCC.

The NBNYC transaction is accounted for in accordance with ASC 805, Business Combinations, and the Company has performed a purchase price allocation under the acquisition method. Under ASC 805, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report in its financial statements provisional amounts for the items for which the accounting is incomplete. During the measurement period, which shall not exceed one year from the acquisition date, the acquirer shall adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

Pursuant to the above, the Company recorded the estimate of fair value of the consideration paid for the fair value of assets acquired and liabilities assumed from NBNYC, based on initial valuations at January 6, 2023. Due to the timing between the Acquisition and the Company’s filing of this quarterly report on Form 10-Q, these fair values are considered preliminary as of March 31, 2023, and subject to adjustment for up to one year after January 6, 2023. While the Company believes that the information available on January 6, 2023 provided a reasonable basis for estimating fair value, the Company expects that it may obtain additional information and evidence during the measurement period that would result in changes to the estimated fair value amounts. Management believes that final goodwill will not be materially adjusted. Valuations subject to change include, but are not limited to, loans and leases, certain deposits, intangibles, deferred tax assets and liabilities, and certain other assets and other liabilities.

The Company’s results of operations for the three months ended March 31, 2023 include the results of operations of Newtek Bank on and after January 6, 2023. Results for the period prior to January 6, 2023 do not include the results of operations of NBNYC.

The following table provides a preliminary allocation of consideration paid for the fair value of assets acquired and liabilities assumed from NBNYC as of January 6, 2023:

(in thousands)

Purchase price consideration	$21,322

Fair value of assets acquired:
Cash and cash equivalents	32,574
Securities	6,527
Loans held for investment:
Commercial	2,017
Mortgage	157,040
Total loans held for investment	159,057
Goodwill	1,279
Core deposit intangible	1,040
Deferred tax asset	705
Other Assets	926
Total assets acquired	202,108
Fair value of liabilities assumed:
Deposits	137,015
Borrowings	27,972
Other liabilities	15,799
Total liabilities assumed	180,786
Fair value of net assets acquired	$21,322

In connection with the Acquisition, the Company recorded $1.3 million of goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is an asset representing the acquired future economic benefits such as synergies that are not individually identified and separately recognized (i.e., it is measured as a residual). The amount of goodwill recognized is also impacted by measurement differences resulting from certain assets and liabilities not being recorded at fair value (e.g., income taxes, employee benefits). In accordance with ASC 805-30-30-1, the measurement of goodwill occurs on the Acquisition Date and, other than qualifying measurement period adjustments, no adjustments are made to goodwill recognized as of the Acquisition Date until and unless it becomes impaired. Information regarding the allocation of goodwill to the Company’s reportable segments, as well as the carrying amounts and amortization of the core deposit intangible, can be found within NOTE 19—SEGMENTS and NOTE 8—GOODWILL AND INTANGIBLE ASSETS, respectively.

Fair Value of Assets Acquired and Liabilities Assumed

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, reflecting assumptions that a market participant would use when pricing an asset or liability. In some cases, the estimation of fair values requires management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and are subject to change. Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the NBNYC Acquisition.

Cash and cash equivalents. The estimated fair values of cash and cash equivalents approximate their stated face amounts, as these financial instruments are either due on demand or have short-term maturities.

Investment securities available-for-sale. Quoted market prices for the securities acquired were used to determine their fair values. If quoted market prices were not available for a specific security, then quoted prices for similar securities in active markets were used to estimate the fair value.

Loans. Each loan was assessed individually. The fair values for loans were estimated using a discounted cash flow methodology that considered factors including the type of loan and the related collateral, classification status, fixed or variable interest rate, remaining term, amortization status, and current discount rates. In addition, the probability of default, loss given default, and prepayment assumptions that were derived based on loan characteristics, historical loss experience, comparable market data, and current and forecasted economic conditions were used to estimate expected credit losses. The discount rates used for loans and leases were based on current market rates for new originations or comparable loans and leases and include adjustments for liquidity. The discount rate did not include credit losses as that was included as a reduction to the estimated cash flows. We determined the fair value of the PCD loans using the asset and income approach. We used the income approach for PCD loans where there was evidence that the borrower may be able to continue to service the loan and more likely than not continue to pay. We used the asset approach for PCD loans when the loan is on non-accrual status. Acquired loans were marked to fair value and adjusted for any PCD gross up as of the Acquisition Date.

Core Deposit Intangible. CDI is a measure of the value of non-interest-bearing and interest-bearing checking accounts, savings accounts, and money market accounts that are acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI relating to the NBNYC acquisition will be amortized over an estimated useful life of 10 years using the sum of years digits depreciation method. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists.

Deposit Liabilities. The fair values used for the demand and savings deposits by definition equal the amount payable on demand at the Acquisition date. The fair values for time deposits were estimated using a discounted cash flow methodology that applies interest rates currently being offered to the contractual interest rates on such time deposits.

Borrowings. The estimated fair value of borrowed funds is based on bid quotations received from securities dealers or the discounted value of contractual cash flows with interest rates currently in effect for borrowed funds with similar maturities.

PCD loans

Purchased loans that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the ACL on the date of acquisition using the same methodology as other loans and leases held-for-investment. The following table provides a summary of loans and leases purchased as part of the NBNYC acquisition with credit deterioration and associated credit loss reserve at acquisition:

(in thousands)
Par value (unpaid principal balance)	$42,443
ACL at acquisition	(871)
Non-credit (discount)	(2,688)
Fair Value	$38,884

Transaction costs describe the broad category of costs the Company incurs in connection with signed and/or closed acquisitions. Transaction costs include expenses associated with legal, accounting, regulatory, and other transition services rendered in connection with acquisition, travel expense, and other non-recurring direct expenses associated with acquisitions.

The Company incurred transaction costs of $0.2 million during the quarter ended March 31, 2023, related to the NBNYC Acquisition. These costs have been included in the Consolidated Statement of Operations in Professional Services Expense.

NOTE 4—INVESTMENTS:

Investments consisted of the following at:

	March 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Non-controlled equity investments	1,360	1,360	1,360	1,360
Joint Ventures	23,314	25,022	23,314	23,022
Controlled investments:
Equity	—	—	99,195	241,113
Debt	—	—	32,300	18,104
Total investments	$24,674	$26,382	$156,169	$283,599

The Company’s Non-Conforming Conventional Loan Program

Newtek Conventional Lending, LLC (NCL JV): On May 20, 2019, the Company and its joint venture partner launched NCL JV to provide non-conforming conventional commercial and industrial term loans to U.S. middle-market companies and small businesses. NCL JV is a 50/50 joint venture between NCL a wholly-owned subsidiary of Newtek, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq: TCPC). NCL JV ceased funding new non-conventional conforming loans during 2020. On January 28, 2022, NCL JV closed a conventional commercial loan securitization with the sale of $56.3 million of Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL JV’s portfolio of conventional commercial business loans, including loans secured by liens on commercial or residential mortgaged properties, originated by NCL JV and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay the Deutsche Bank credit facility and return capital to the NCL JV partners.

The following tables show certain summarized financial information for NCL JV:

Selected Statement of Assets and Liabilities Information	March 31, 2023	December 31, 2022
	(Unaudited)
Cash	$554	$791
Restricted cash	2,344	2,362
Investments in loans, at fair value (amortized cost of $77,971 and $78,785, respectively)	78,493	78,595
Other Assets	1,771	1,807
Total assets	$83,162	$83,555

Bank notes payable	$48,154	$—
Securitization notes payable	969	49,273
Other liabilities	138	1,109
Total liabilities	49,261	50,382

Net assets	33,901	33,173
Total liabilities and net assets	$83,162	$83,555

Selected Statements of Operations Information	Three Months Ended March 31,
	2023	2022
Interest and other income	$1,644	$1,761
Total expenses	659	741
Net investment income	985	1,020
Unrealized appreciation (depreciation) on investments	712	(2,009)
Net increase (decrease) in net assets resulting from operations	$1,697	$(989)

Newtek-TSO II Conventional Credit Partners, LP (TSO JV): On August 5, 2022, NCL and TSO II Booster Aggregator, L.P. (“TSO II”) entered into a joint venture, TSO JV, governed by the Amended and Restated Limited Partnership Agreement for the TSO JV. TSO JV began making investments during the fourth quarter of 2022. NCL and TSO II each committed to contribute an equal share of equity funding to the TSO JV and each have equal voting rights on all material matters. TSO JV intends to deploy capital over the course of time with additional leverage supported by a warehouse line of credit. The intended purpose of TSO JV is to invest in non-conforming conventional commercial and industrial term loans made to middle-market companies as well as small businesses.

The following tables show certain summarized financial information for TSO JV:

Selected Statement of Assets and Liabilities Information	March 31, 2023	December 31, 2022
	(Unaudited)
Cash	$2,939	$1,046
Restricted cash	768	498
Investments in loans, at fair value (amortized cost of $15,670)	16,571	22,449
Other assets	$1,548	$2,033
Total assets	$21,826	$26,026

Bank notes payable	$9,250	$12,950
Other liabilities	331	205
Total liabilities	9,581	13,155

Net assets	12,245	12,871
Total net assets	$21,826	$26,026

Selected Statements of Operations Information	Three Months Ended March 31,
	2023	2022
Interest and other income	$615	$—
Total expenses	550	—
Net investment income	65	—
Unrealized depreciation on investments	(513)	—
Realized loss on investments	(16)	—
Realized gain on derivative transactions	275	—
Unrealized loss on derivative transactions	(436)	—
Net decrease in net assets resulting from operations	$(625)	$—

Debt Securities Available-for-Sale

The following tables summarize the amortized cost and fair value of available-for-sale securities by major type:

At March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$29,017	$85	$1	$29,102
Government agency debentures	4,000	—	197	3,803
Total available for sale securities	$33,017	$85	$198	$32,905

There was no accrued interest receivable on available-for-sale securities at March 31, 2023, and is included in other assets in the accompanying Unaudited Consolidated Statements of Financial Condition.

During the three months ended March 31, 2023, no securities were sold or settled.

Unrealized Losses

The following tables summarize the gross unrealized losses and fair value of available-for-sale securities by length of time each major security type has been in a continuous unrealized loss position:

	At March 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$245	$1	$—	$—	$1	$245	$1
Government agency debentures	3,803	197	—	—	3	3,803	197
Total	$4,048	$198	$—	$—	$4	$4,048	$198

Management evaluates available-for-sale debt securities to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. The evaluation considers the extent to which the security’s fair value is less than cost, the financial condition and near-term prospects of the issuer, and intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. These unrealized losses are primarily the result of non-credit-related volatility in the market and market interest rates. Since none of the unrealized losses relate to marketability of the securities or the issuers' ability to honor redemption obligations and the Company has the intent and ability to hold the securities for a sufficient period of time to recover unrealized losses, none of the losses have been recognized in the Company’s Unaudited Consolidated Statements of Income.

Contractual Maturities

The following table summarizes the amortized cost and fair value of available-for-sale securities by contractual maturity:

	At March 31, 2023
	Amortized Cost	Fair Value
Maturing within 1 year	$1,246	$1,245
After 1 year through 5 years	31,771	31,660
Total available for sale securities	$33,017	$32,905

Other information

The following table summarizes available-for-sale securities pledged for deposits, borrowings, and other purposes:

At March 31, 2023
Pledged for deposits	$—
Pledged for borrowings and other	32,905
Total available for sale securities pledge	32,905

NOTE 5—LOANS HELD FOR INVESTMENT:

Loans held for investment included SBA 7(a) investments as well as mortgage and commercial loans originated by Newtek Bank. The following tables shows the Company’s loan portfolio by industry for loans held for investment, at fair value and loans held for investment, at amortized cost:

	Loans Held for Investment, at Fair Value
	March 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Food Services and Drinking Places	$51,194	$49,014	$48,551	$48,796
Specialty Trade Contractors	46,513	46,513	42,330	38,314
Professional, Scientific, and Technical Services	42,815	42,374	41,066	39,287
Ambulatory Health Care Services	31,640	30,070	28,900	26,879
Merchant Wholesalers, Durable Goods	23,905	23,905	22,219	22,059
Amusement, Gambling, and Recreation Industries	24,828	24,339	24,743	25,917
Administrative and Support Services	24,186	24,186	23,400	21,249
Accommodation	10,673	10,673	11,476	10,428
Repair and Maintenance	18,701	18,618	17,108	17,280
Merchant Wholesalers, Nondurable Goods	18,622	18,344	19,501	18,637
Truck Transportation	22,100	22,100	23,846	18,245
Personal and Laundry Services	14,167	13,692	13,763	14,183
Fabricated Metal Product Manufacturing	13,011	13,011	14,190	14,739
Construction of Buildings	12,519	11,907	11,978	10,973
Real Estate	4,045	4,045	3,837	3,380
Motor Vehicle and Parts Dealers	11,377	11,377	10,186	9,651
Social Assistance	10,155	10,057	9,282	9,993
Building Material and Garden Equipment and Supplies Dealers	9,509	8,705	12,760	11,427
Food and Beverage Stores	8,691	8,424	5,789	5,935
Food Manufacturing	10,972	10,784	10,830	8,951
Rental and Leasing Services	8,643	7,693	8,158	8,448
Transportation Equipment Manufacturing	8,688	8,688	8,272	8,445
Support Activities for Mining	9,940	9,940	10,426	8,615
Nursing and Residential Care Facilities	6,322	6,322	8,187	8,697
Other	111,020	111,020	101,995	94,740
Total	$554,236	$532,788	$532,793	$505,268

	Loans Held for Investment, at Amortized Cost
	March 31, 2023	December 31, 2022
Commercial Real Estate	$101,172	$—
Commercial & Industrial	65,262	—
SBA 7(a)	394	—
Total	$166,828	$—
Past Due and Non-Accrual Loans

The following tables summarize the aging of accrual and non-accrual loans by class:

	As of March 31, 2023
	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or more Days Past Due and Accruing	Non- accrual	Total past Due and Non-accrual	Current	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option	Total Loans
Commercial Real Estate	$14,652	$—	$—	$—	$14,652	$85,995	$100,647	$—	$100,647
Commercial & Industrial	11,487	1,820	4,454	2,635	20,395	45,912	66,307	—	66,307
SBA 7(a)	42,197	3,102	—	39,745	85,044	447,744	—	532,788	532,788
Total Loans	68,336	4,922	4,454	42,380	120,091	579,651	166,954	532,788	699,742
Net deferred fees	—	—	—	—	—	—	(127)	—	(127)
Allowance for credit losses	$—	$—	$—	$—	$—	$—	$(2,189)	$—	$(2,189)
Total	$68,336	$4,922	$4,454	$42,380	$120,092	$579,651	$164,638	$532,788	$697,426

	As of December 31, 2022
	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or more Days Past Due and Accruing	Non- accrual	Total past Due and Non-accrual	Current	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option	Total Loans
SBA 7(a)	$18,681	$12,754	$—	$34,432	$65,867	$439,401	$—	$505,268	$505,268

The Company identified two loans that did not share similar risk characteristics with the loan segments identified in NOTE 2—SIGNIFICANT ACCOUNTING POLICIES and evaluated them for impairment individually. The unpaid contractual principal balance and recorded investment with no allowance for the loans individually assessed were $4.6 million, respectively, given there were no charge-offs during the three months ended March 31, 2023.

Credit Quality Indicators

The Bank uses internal loan reviews to assess the performance of individual loans. An independent review of the loan portfolio is performed annually by an external firm. The goal of the Bank’s annual review of each borrower’s financial performance is to validate the adequacy of the risk grade assigned.

The Bank uses a grading system to rank the quality of each loan and lease. The grade is periodically evaluated and adjusted as performance dictates. Loan and lease grades 1 through 4 are passing grades and grade 5 is special mention. Collectively, grades 6 through 7 represent classified loans in the Bank’s portfolio. The following guidelines govern the assignment of these risk grades:

Exceptional (1 Rated): These loans are of the highest quality, with strong, well-documented sources of repayment. These loans and leases will typically have multiple demonstrated sources of repayment with no significant identifiable risk to collection, exhibit well-qualified management, and have liquid financial statements relative to both direct and indirect obligations.

Quality (2 Rated): These loans are of very high credit quality, with strong, well-documented sources of repayment. These loans and leases exhibit very strong, well defined primary and secondary sources of repayment, with no significant identifiable risk of collection and have internally generated cash flow that more than adequately covers current maturities of long-term debt.

Satisfactory (3 Rated): These loans exhibit satisfactory credit risk and have excellent sources of repayment, with no significant identifiable risk of collection. These loans and leases have documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources. They have adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.

Acceptable (4 Rated): These loans show signs of weakness in either adequate sources of repayment or collateral but have demonstrated mitigating factors that minimize the risk of delinquency or loss. These loans and leases may have unproved, insufficient or marginal primary sources of repayment that appear sufficient to service the debt at this time. Repayment weaknesses may be due to minor operational issues, financial trends, or reliance on projected performance. They may also contain marginal or unproven secondary sources to liquidate the debt, including combinations of liquidation of collateral and liquidation value to the net worth of the borrower or guarantor.

Special mention (5 Rated): These loans show signs of weaknesses in either adequate sources of repayment or collateral. These loans and leases may contain underwriting guideline tolerances and/or exceptions with no mitigating factors; and/or instances where adverse economic conditions develop subsequent to origination that do not jeopardize liquidation of the debt but substantially increase the level of risk.

Substandard (6 Rated): Loans graded Substandard are inadequately protected by current sound net worth, paying capacity of the obligor, or pledged collateral. Loans and leases classified as Substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. These loans and leases are consistently not meeting the repayment schedule.

Doubtful (7 Rated): Loans graded Doubtful have all the weaknesses inherent in those classified as Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. The ability of the borrower to service the debt is extremely weak, overdue status is constant, the debt has been placed on non-accrual status, and no definite repayment schedule exists. Once the loss position is determined, the amount is charged off.

Loss (8 Rated): Loss rated loans are considered uncollectible and of such little value that their continuance as assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this credit even though partial recovery may be affected in the future.

The following tables present asset quality indicators by portfolio class and origination year.

		Term Loans Held for Investment by Origination Year
		2023	2022	2021	2020	2019	Prior	Total
Commercial Real Estate	Portfolio segments
Risk Grades 1-4		$4,894	$25,378	$14,207	$—	$12,256	$41,499	$98,235
Risk Grades 5-6		—	—	572	834	720	811	2,937
Risk Grade 7		—	—	—	—	—	—	—
Total		$4,894	$25,378	$14,780	$834	$12,977	$42,310	$101,172

Commercial & Industrial
Risk Grades 1-4		1,985	9,612	2,510	406	—	47,397	61,909
Risk Grades 5-6		—	—	—	—	719	2,635	3,353
Risk Grade 7		—	—	—	—	—	—	—
Total		$1,985	$9,612	$2,510	$406	$719	$50,031	$65,262

SBA 7(a)
Risk Grades 1-4		36,260	171,397	64,750	33,614	66,886	118,762	491,669
Risk Grades 5-6		—	2,291	3,918	123	8,815	26,262	41,409
Risk Grade 7		—	—	—	—	—	104	104
Total		36,260	173,688	68,668	33,737	75,700	145,128	533,182
Total		$43,140	$208,677	$85,958	$34,977	$89,396	$237,469	$699,616

		Term Loans Held for Investment by Origination Year
December 31, 2022		2022	2021	2020	2019	2018	Prior	Total
SBA 7(a)	Portfolio segments
Risk Grades 1-4		$171,948	$66,113	$34,116	$69,563	$55,376	$70,669	$467,785
Risk Grades 5-6		698	3,633	595	5,400	6,772	20,273	37,370
Risk Grade 7		—	—	—	—	—	112	112
Total		$172,646	$69,746	$34,711	$74,963	$62,148	$91,054	$505,268

Allowance for Credit Losses

See NOTE 2—SIGNIFICANT ACCOUNTING POLICIES for a description of the methodologies used to estimate the ACL.

The following table details activity in the ACL for the three month period ended March 31, 2023:

	March 31, 2023
	Commercial Real Estate	Commercial & Industrial	SBA 7(a)	Total
Beginning Balance	$—	$—	$—	$—
Adjustment to Beginning Balance due to PCD marks[1]	775	96		871
Charge offs	—	—	—	—
Recoveries	—	—	—	—
Provision	1,185	127	6	1,318
Ending Balance	$1,960	$223	$6	$2,189

(1)Given the January 6, 2023 transition to a financial holding company, the Company established an ACL with the beginning balance representing the purchased credit deteriorated loans acquired through the NBNYC Acquisition. There were no charge-offs or recoveries on the loans held for investment, at amortized cost during the three months ended March 31, 2023.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The Company did not make any loan modifications to borrowers experiencing financial difficulty that would require disclosure, such as principal forgiveness, term extension, or interest rate reductions as of the period ended March 31, 2023. Additionally there were no troubled debt restructurings under legacy U.S. GAAP as of the period ended December 31, 2022.

NOTE 6—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an unconsolidated entity in which the Company has an ownership of 5% or more of its voting securities. Transactions related to our joint ventures and non-controlled investments for the three months ended March 31, 2023 were as follows:

Company	Fair Value at December 31, 2022	Purchases (Cost)	Principal Received	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Fair Value at March 31, 2023	Interest and Other Income	Dividend Income
Joint Ventures
Newtek Conventional Lending, LLC	$16,587	$—	$—	$—	$2,315	$18,900	$—	$484
Newtek TSO II Conventional Credit Partners, LP	6,435	—	—	—	(313)	6,122	—	—
Total Joint Ventures	$23,022	$—	$—	$—	$2,002	$25,022	$—	$484

Non-Control Investments
EMCAP Loan Holdings, LLC	$1,000	$—	$—	$—	$—	$1,000	$—	$20
Biller Genie Software, LLC	360	—	—	—	—	360	—	—
Total Non-Control Investments	$1,360	$—	$—	$—	$—	$1,360	$—	$20

Total Affiliate Investments	$24,382	$—	$—	$—	$2,002	$26,382	$—	$504

Amounts due from affiliated companies was $0.1 million and $1.3 million at March 31, 2023 and December 31, 2022, respectively, and are included within Other assets. Amounts due to related parties were $0.0 million and $1.2 million at March 31, 2023 and December 31, 2022, respectively, and are included within Other Liabilities.

During the quarter ended March 31, 2023, Newtek Business Services Holdco 6, Inc purchased a loan from Newtek Conventional Lending, LLC for $5.3 million.

NOTE 7—SERVICING ASSETS:
Servicing assets are measured at fair value. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells. As of March 31, 2023 the Company services $1.6 billion in SBA 7(a) loans.
The following tables summarizes the fair value and valuation assumptions related to servicing assets at March 31, 2023 and December 31, 2022:

	Servicing Assets		Weighted	Range
Date	Fair Value	Unobservable Input	Average	Minimum	Maximum
March 31, 2023	$33,351	Discount factor[1]	14.50%	14.50%	14.50%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	20.00%	20.00%	20.00%

December 31, 2022	$30,268	Discount factor[1]	16.50%	16.50%	16.50%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
(1) Determined based on risk spreads and observable secondary market transactions.

Servicing fee income earned for the three months ended March 31, 2023 and 2022 was $4.4 million and $3.2 million, respectively.

NOTE 8—GOODWILL AND INTANGIBLE ASSETS:

Goodwill

The following table summarizes changes in the carrying amount of goodwill:

(in thousands)	March 31, 2023	December 31, 2022
NBNYC acquisition	$1,279	$—
Other goodwill	19,910	$—
Total goodwill	$21,189	$—

Other goodwill results from the Company’s filing with the SEC on January 6, 2023 of a Form N-54C, Notification of Withdrawal of Election to be Subject to the 1940 Act, and has ceased to be a BDC effective as of January 6, 2023. As a result of the Acquisition, the Company is now a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. The Company no longer qualifies as a regulated investment company (RIC) for federal income tax purposes and no longer qualifies for accounting treatment as an investment company. As a result, in addition to Newtek Bank and its consolidated subsidiaries, NBL and SBL, the following NewtekOne portfolio companies and subsidiaries are now consolidated non-bank subsidiaries in the Company’s financial statements: NSBF; Newtek Merchant Solutions, LLC; Mobil Money, LLC; CDS Business Services, Inc. d/b/a Newtek Business Credit Solutions; PMTWorks Payroll, LLC d/b/a Newtek Payroll and Benefits Solutions; Newtek Insurance Agency, LLC; Titanium Asset Management LLC; Newtek Business Services Holdco 6, Inc; Newtek Commercial Lending, Inc.; Excel WebSolutions, LLC; Newtek Technology Solutions, Inc. and POS on Cloud, LLC, d/b/a Newtek Payment Systems.

Intangible Assets

The following table summarizes intangible assets:

	March 31, 2023			December 31, 2022
	Gross carrying Amount	Accumulated Amortization	Net Carrying amount	Gross carrying Amount	Accumulated Amortization	Net Carrying amount
Core Deposits	$1,040	$(51)	$989	$—	$—	$—
Customer lists	17,385	(11,463)	5,923	—	—	—
Total intangible assets	$18,425	$(11,514)	$6,912	$—	$—	$—

Amortization expense for the three months ended March 31, 2023 was $0.4 million. There was no amortization expense for the three months ended March 31, 2022.

The remaining estimated aggregate future amortization expense for intangible assets as of March 31, 2023 is as follows:

Amortization Expense
Remainder of 2023	$1,207
2024	982
2025	948
2026	928
2027	907
Thereafter	1,940
$6,912

NOTE 9—FAIR VALUE MEASUREMENTS:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, management used various valuation approaches, all of which were approved by the Company’s Board. In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date. There were no transfers to or from Level 3 of the fair value hierarchy for assets and liabilities during the three months ended March 31, 2023 or 2022.
Level 1 investments were valued using quoted market prices. Level 2 investments were valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities.

For the Company’s joint venture investments, the Company generally calculated the fair value of the investment primarily based on the net asset NAV of the entity and adjusted the fair value for other factors that would affect the fair value of the investment. The Company used this valuation approach for its investment in NCL JV and TSO JV.

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

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded. In addition recent changes in inflation and base interest rates, supply chain disruptions, significant market volatility, risk of recession, recent economic and market events, unrelated bank failures and declines in depositor confidence in depository institutions, the ongoing war between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, United Kingdom, the European Union and China could further negatively impact the fair value of the Company’s investments after March 31, 2023, in addition to other circumstances and events that are not yet known.

The table below provides a roll forward of the Level 3 equity warrant asset fair values.

Equity Warrant Assets	Three Months Ended March 31, 2023
Balance at beginning of period	$—
New equity warrant assets	311
Changes in fair value, net	(162)
Balance at end of period	$149

The following tables present fair value measurements of certain of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of March 31, 2023 and December 31, 2022:

	Fair Value Measurements at March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available-for-sale
U.S. Treasury notes	$29,102	$29,102	$—	$—
Government agency debentures	3,803	—	3,803	—
Loans held for sale, at fair value	125,639	—	125,639	—
Loans held for investment, at fair value	532,788	—	—	532,788
Other real estate owned [1]	3,516	—	—	3,516
Non-controlled/affiliate investments	1,360	—	—	1,360
Servicing assets	33,351	—	—	33,351
Joint venture measured at NAV[2]	25,022	—	—	—
Total assets	$754,581	$29,102	$129,442	$571,015
Liabilities:
Derivative instruments[3]	$624	$—	$624	$—
(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities.
(2) The Company’s investments in TSO JV and NCL JV are measured at fair value using NAV and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.
(3) Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

The change in net gain/loss on loans accounted for under the fair value option included in the consolidated statements of operations attributable to Level 3 investments held at March 31, 2023 includes $6.1 million in gains on SBA unguaranteed non-affiliate investments and $0.9 million in unrealized depreciation on servicing assets.

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, at fair value	$19,171	—	$19,171	$—
Loans held for investment, at fair value	505,268	—	—	505,268
Controlled investments	259,217	—	—	259,217
Other real estate owned[1]	3,529	—	—	3,529
Non-control investments	1,360	—	—	1,360
Servicing assets	30,268	—	—	30,268
Controlled investments measured at NAV[2]	23,022	—	—	—
Total assets	$841,835	$—	$19,171	$799,642
(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities.
(2) The Company’s investment in TSO JV and NCL JV are measured at fair value using NAV and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following tables represents the changes in the investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Held for Investment, at fair value	Controlled Investments	Servicing Assets	Non-Control Investments	Other Real Estate Owned[1]
Fair value, December 31, 2022	$505,268	$258,417	$30,268	$1,360	$3,529
Removal of new entities consolidating in current period	—	(258,417)	—	—	—
Reclass of Loans Held for Sale to Held for Investment	8,745	—	—	—	—
Gain on investments	6,077	—	—	—	(45)
Change in net unrealized depreciation on servicing assets due to changes in valuation inputs or assumptions	—	—	2,654	—	—
Change in net unrealized depreciation on servicing assets due to factors other than changes in valuation inputs or assumptions	—	—	(1,735)	—	—
Realized loss	(7,532)	—	—	—	—
SBA investments, funded	36,859	—	—	—	—
Foreclosed real estate acquired	(694)	—	—	—	674
Purchase of loans from SBA	5,797	—	—	—	—
Sale of investment	—	—	—	—	(641)
Principal payments received on debt investments	(21,732)	—	—	—	—
Additions to servicing assets	—	—	2,164	—	—
Fair value, March 31, 2023	$532,788	$—	$33,351	$1,360	$3,516
(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities.

	Three Months Ended March 31, 2022
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control Investments	Other Real Estate Owned[1]
Fair value, December 31, 2021	$424,417	$230,935	$28,008	$1,000	$2,354
Net change in unrealized appreciation (depreciation) on investments	(1,990)	297	—	—	(50)
Change in net unrealized appreciation on servicing assets due to changes in valuation inputs or assumptions	—	—	(1,559)	—	—
Realized loss	(1,887)	—	—	—	(36)
SBA unguaranteed non-affiliate investments, funded	39,322	—	—	—	—
Foreclosed real estate acquired	(105)	—	—	—	105
Purchase of investments	—	2,500	—	—	—
Purchase of loans from SBA	—	—	—	—	—
Sale of investment	—	—	—	—	(581)
Return of investment	—	—	—	—	—
Principal payments received on debt investments	(19,752)	—	—	—	—
Additions to servicing assets	—	—	2,406	—	—
Fair value, March 31, 2022	$440,005	$233,732	$28,855	$1,000	$1,792
(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2023 and December 31, 2022. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at March 31, 2023 and December 31, 2022.

	Fair Value as of		Weighted	Range
	March 31, 2023	Unobservable Input	Average[1]	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - accrual loans	$102,052	Market yields	7.90%	7.90%	7.90%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
SBA unguaranteed non-affiliate investments - non-accrual loans	$250	Market yields	8.87%	8.87%	8.87%
		Average cumulative default rate	30.00%	30.00%	30.00%
Non-control equity investments	$1,000	Market yields	10.00%	8.00%	12.00%
	$360	Cost basis	N/A	N/A	N/A
Servicing assets	$33,351	Market yields	14.50%	14.50%	14.50%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	20.00%	20.00%	20.00%
Other real estate owned	$3,516	Appraised value	N/A	N/A	N/A

	Fair Value as of		Weighted	Range
	December 31, 2022	Unobservable Input	Average[1]	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - accrual loans	$393,910	Market yields	4.50%	4.50%	4.50%
		Cumulative prepayment rate	22.00%	22.00%	22.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
SBA unguaranteed non-affiliate investments - non-accrual loans	$30,507	Market yields	4.85%	4.85%	4.85%
		Average cumulative default rate	30.00%	30.00%	30.00%
Controlled equity investments[1]	$208,106	EBITDA multiples-TTM[2]	8.30x	7.50x	9.00x
		EBITDA multiples-NTM[2]	7.50x	6.30x	8.25x
		Revenue multiples[2]	2.67x	1.10x	3.50x
		Weighted average cost of capital[2]	12.34%	11.00%	18.50%
Controlled debt investments	$22,828	Market yields	8.52%	3.80%	12.00%
Non-control equity investments	$1,000	Market yields	9.50%	8.00%	12.00%
Servicing assets	$30,268	Market yields	12.60%	12.60%	12.60%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
Other real estate owned	$3,529	Appraised value	N/A	N/A	N/A
(1) Weighted by relative fair value.
(2) The Company valued $152.8 million of investments using a combination of EBITDA, both trailing twelve months (“TTM”) and next twelve months (“NTM”), and revenue multiples in the overall valuation approach, which included the use of market comparable companies. The Company valued $55.3 million of investments using only discounted cash flows.

Estimated Fair Value of Other Financial Instruments

GAAP also requires disclosure of the fair value of financial instruments carried at book value on the Unaudited Consolidated Statements of Financial Condition. The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

	March 31, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and due from banks	$27,349	$27,349	$—	$—	$27,349
Restricted cash	72,599	72,599	—	—	72,599
Interest bearing deposits in banks	97,196	97,196	—	—	97,196
Total loans held for investment, at amortized cost, net	164,639	—	—	166,433	166,433
Financial Liabilities:
Deposits:	247,574	—	247,574	—	247,574
Borrowings	697,395	—	—	697,395	697,395

	December 31, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and due from banks	53,692	53,692	$—	$—	$53,692
Restricted cash	71,914	71,914	—	—	71,914
Financial Liabilities:
Borrowings	539,326	—	—	539,326	539,326

NOTE 10—DEPOSITS:

The following table summarizes deposits by type:

March 31,
(In thousands)	2023
Non-interest-bearing:
Demand	$22,878
Interest-bearing:
Checking	784
Money market	25,770
Savings	16,700
Time deposits	181,442
Total interest-bearing	$224,696
Total deposits	$247,574

Time deposits, money market, and interest-bearing checking obtained through brokers	$106,763
Aggregate amount of deposit accounts that exceeded the FDIC limit	$13,357
Demand deposit overdrafts reclassified as loan balances	$—

The following table summarizes the scheduled maturities of time deposits:

Remainder of 2023	$104,922
2024	19,431
2025	18,034
2026	22,737
2027	16,206
Thereafter	112
Total time deposits	$181,442

NOTE 11—BORROWINGS:

At March 31, 2023 and December 31, 2022, the Company had borrowings composed of the following:

	March 31, 2023			December 31, 2022
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Bank Lines of Credit:
Capital One line of credit - guaranteed[1]	$150,000	$46,150	7.25%	$150,000	$10,500	6.75%
Capital One line of credit - unguaranteed[1]	—	67,603	8.25%	—	45,385	7.75%
Webster NMS Note	39,871	39,538	7.27%	—	—	—
Webster CDS Line of Credit	5,000	2,180	8.00%	—	—	—
SPV II Deutsche Bank Facility	150,000	6,933	7.42%	—	—	—
SPV I Capital One Facility	20,000	18,882	9.00%	—	—	—
SPV III One Florida Bank Facility	50,000	13,613	9.30%	—	—	—
FHLB Advances	24,531	24,531	2.20%	—	—	—
Notes:
2024 Notes	38,250	37,958	5.75%	38,250	37,903	5.75%
2025 5.00% Notes	30,000	29,365	5.00%	30,000	29,306	5.00
2025 8.125% Notes	50,000	49,040	8.13%	—	—	—%
2026 Notes	115,000	113,025	5.50%	115,000	112,846	5.50%
Notes payable - related parties	—	—	—%	50,000	24,250	6.72%
Notes payable - Securitization Trusts	252,128	248,577	6.85%	283,143	279,136	6.19%
Total	$924,780	$697,395	6.69%	$666,393	$539,326	6.11%
(1) Total combined commitments of the guaranteed and unguaranteed lines of credit were $150.0 million at March 31, 2023 and December 31, 2022.
(2) On January 23, 2023 the Company completed a private placement offering of $50.0 million aggregate principal amount of 8.125% notes due 2025. The net proceeds from the sale of the notes were approximately $48.94 million, after deducting estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the sale of the Notes for general corporate purposes, including payment of expenses incurred in connection with the issuance of the notes and other working capital purposes. The Notes will mature on February 1, 2025. The Notes bear interest at a rate of 8.125% per year payable semiannually on February 1 and August 1 each year, commencing on August 1, 2023.

Outstanding borrowings under the 2024 Notes, 2025 Notes, 2026 Notes, bank lines of credit, and Notes payable - Securitization Trusts consisted of the following:

	March 31, 2023
	Webster NMS Note	Webster CDS Line of Credit	SPV II Deutsche Bank Facility	SPV I Capital One Facility	SPV III One Florida Bank Facility	2024 Notes	2025 5.00% Notes	2025 8.125% Notes	2026 Notes	Notes Payable- Securitization Trusts
Principal balance	$39,871	$2,180	$7,123	$19,347	$13,698	$38,250	$30,000	$50,000	$115,000	$252,128
Unamortized deferred financing costs	(333)	—	(190)	(465)	(84)	(292)	(635)	(960)	(1,975)	(3,551)
Net carrying amount	$39,538	$2,180	$6,933	$18,882	$13,613	$37,958	$29,365	$49,040	$113,025	$248,577

	December 31, 2022
	2024 Notes	2025 6.85% Notes	2026 Notes	Notes Payable- Securitization Trusts
Principal balance	$38,250	$30,000	$115,000	$283,143
Unamortized deferred financing costs	(347)	(694)	(2,154)	(4,007)
Net carrying amount	$37,903	$29,306	$112,846	$279,136

At March 31, 2023 and December 31, 2022, the carrying amount of the Company’s borrowings under the Capital One, Deutsche Bank, Webster, and One Florida lines of credit, the Notes payable - related parties and Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

At March 31, 2023, the carrying amount of the Company’s FHLB borrowings includes a $0.2 million adjustment from the $24.76 million current principal amount to reach a balance sheet value of $24.53 million.

The fair values of the fixed rate 2026 Notes and 2024 Notes are based on the closing public share price on the date of measurement. On March 31, 2023, the closing price of the 2026 Notes was $24.22 per note, or $111.4 million. On December 31, 2022, the closing price of the 2026 Notes was $25.77 per note, or $118.5 million. On March 31, 2023, the closing price of the 2024 Notes was $24.58 per note, or $37.6 million. On December 31, 2022, the closing price of the 2024 Notes was $25.40 per note, or $38.9 million. These borrowings are not recorded at fair value on a recurring basis. The fixed rate 2025 Notes are held at par as of March 31, 2023 and December 31, 2022.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three months ended March 31, 2023 and 2022 was $11.1 million and $26.3 million, respectively.

NOTE 12—DERIVATIVE INSTRUMENTS:

The Company historically used derivative instruments primarily to economically manage the fair value variability of certain fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of March 31, 2023 and December 31, 2022:

	March 31, 2023				December 31, 2022
		Fair Value		Remaining		Fair Value		Remaining
Contract Type	Notional	Asset[1]	Liability[1]	Maturity (years)	Notional	Asset[1]	Liability[1]	Maturity (years)
5-year Swap Futures	$25,220	$—	$624	0.25 years	$—	—	$—	—
(1) Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicated the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives as included in the consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023		March 31, 2022
Contract Type	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)
5-year Swap Futures	$(693)	$197	$183	$445

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

NOTE 13—COMMITMENTS AND CONTINGENCIES:
Operating and Employment Commitments
The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2027. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses.
The following summarizes the Company’s obligations and commitments, as of March 31, 2023 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements[1]	Total
2023	$2,163	$2,131	$4,294
2024	2,820	363	3,183
2025	2,585	—	2,585
2026	2,035	—	2,035
2027	479	—	479
Thereafter	—	—	—
Total	$10,082	$2,494	$12,576
(1) Employment agreements with certain of the Company’s named executive officers
Legal Matters

In the ordinary course of business, the Company and its subsidiaries may from time to time be party to lawsuits and claims. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit.

For example, the Company closed on its $5.4 million investment in ADR Partners, LLC dba banc-serv Partners, LLC, a former wholly-owned controlled portfolio company (“BSP”) in June 2016. Subsequently, as previously disclosed, the Company invested $1.7 million in additional capital and recorded $7.1 million in unrealized losses on the BSP investment to write down the fair value of the investment to $0.0 million by June 30, 2019. The BSP investment resulted in protracted litigation with Kerri Agee, the former owner and President of BSP, who filed for bankruptcy and was indicted in 2019 for, and convicted in 2021 of, defrauding the SBA. The Agee litigation concluded with Holdco 5 obtaining a nondischargeable judgment against Agee in the amount of $6.2 million in January 2022. Holdco 5 is pursuing its rights relating to this matter, though there can be no assurances of the possibility of recovering some or substantially all of the assets referred to in the judgement. Holdco 5 has not recorded any gain contingency relating to this litigation.

As a result of a litigation brought by the Federal Trade Commission (the “FTC”) in October 2012, NMS voluntarily entered into, and is presently operating under, a permanent injunction with respect to certain of its business practices.

Guarantees
At March 31, 2023, the Company was a guarantor on the Receivable and Inventory Facility at NBC. At March 31, 2023, total principal owed by NBC was $2.2 million and maximum borrowings under the Receivable and Inventory Facility were $5.0 million. In addition, the Company deposited $0.75 million to collateralize the guarantee that was returned to the Company upon repayment of the facility. The Company repaid and terminated the facility in April 2023 ahead of the scheduled facility maturity date in May 2023 and the $0.75 million of cash collateral was returned to the Company.

The Company is a guarantor on the SPV I Capital One Facility. Maximum borrowings under the SPV I Facility are $60.0 million with an accordion feature to increase maximum borrowings to $150.0 million. The lender’s commitments terminate in November 2024, with all amounts due under the SPV I Facility maturing in November 2025. At March 31, 2023, total principal owed by SPV I was $19.3 million. At March 31, 2023, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the SPV II Deutsche Bank Facility. Maximum borrowings under the SPV II Deutsche Bank Facility are $50.0 million. The Deutsche Bank Facility matures in November 2024. At March 31, 2023, total principal owed by SPV II was $7.1 million. At March 31, 2023, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the SPV III One Florida Bank Facility. Maximum borrowings under the SPV III One Florida Bank Facility are $20.0 million. The One Florida Bank Facility matures in September 2024. At March 31, 2023, total principal owed by SPV III was $13.7 million. At March 31, 2023, the Company determined that it is not probable that payments would be required to be made under the guarantee. On April 27, 2023, the SPV III One Florida Bank Facility was amended to increase maximum borrowings under the line to $30.0 million.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $54.9 million. The Webster Facility matures in November 2027. At March 31, 2023, total principal outstanding was $39.9 million. At March 31, 2023, the Company determined that it is not probable that payments would be required to be made under the guarantee.

Unfunded Commitments

At March 31, 2023, the Company had $110.4 million of unfunded commitments consisting of $14.3 million in connection with its SBA 7(a) loans, $81.7 million in connection with its SBA 504 loans, and $14.4 million relating to commercial and industrial loans. The Company funded these commitments from the same sources it used to fund its other investment commitments.

NOTE 14—STOCK BASED COMPENSATION:

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

The Board approves the issuance of shares of restricted stock to employees and directors pursuant to the Equity Incentive Plan. These shares generally vest over a one to three year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the Equity Incentive Plan, net of shares forfeited, if any, and the remaining shares of restricted stock available for issuance as of March 31, 2023.

Restricted Stock authorized under the plan[1]	1,500,000
Less net restricted stock (granted)/forfeited during:
Year ended December 31, 2016	(120,933)
Year ended December 31, 2017	(5,007)
Year ended December 31, 2018	(93,568)
Year ended December 31, 2019	(6,285)
Year ended December 31, 2020	2,639
Year ended December 31, 2021	(214,654)
Year ended December 31, 2022	(250,622)
Three months ended March 31, 2023	(7,383)
Restricted stock available for issuance as of March 31, 2023	804,187
(1) A maximum of 20% of total shares of common stock issued and outstanding, calculated on a fully diluted basis, not to exceed 3.0 million shares, weree available for awards of restricted stock and stock options under the Equity Incentive Plan and no more than 50% of the shares of stock reserved for the grant of awards under the Equity Incentive Plan were permitted to be restricted stock awards at any time during the term of the Equity Incentive Plan. No stock options were granted under the Equity Incentive Plan. The Equity Incentive Plan was terminated by the Board of Directors in April 2023 and a new 2023 Equity Incentive Plan was approved by the Board of Directors and will be considered by the Company’s shareholders at the Company’s 2023 Annual Meeting of Shareholders.

As of March 31, 2023, there was $5.1 million of total unrecognized compensation expense related to unvested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.3 years as of March 31, 2023.

For the three months ended March 31, 2023 and 2022 the Company recognized total stock-based compensation expense of $0.7 million and $0.8 million, respectively.

NOTE 15—EARNINGS PER SHARE:

Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our time-based and performance-based restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. As of March 31, 2023, we had 0.63 million anti-dilutive shares. As of March 31, 2022 there were no anti-dilutive securities.

The following table summarizes the calculations for earnings per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
	($)	(%)	($)	(%)
Net income	$11,718		$9,652
Dividends to preferred shareholders	(249)		—
Net income available to common shareholders	11,469		9,652
Dividends to common shareholders	4,363		n/a
Undistributed Net Income	7,106		n/a

Distributed Net Income - Common	$4,363		n/a
Distributed Net Income - Series A Convertible Preferred	$249		n/a

Allocation of Undistributed Net Income - Common	$6,937	97.6%	n/a	n/a
Allocation of Undistributed Net Income - Series A Convertible Preferred	$169	2.4%	n/a	n/a

Basic EPS	$0.46		$0.40
Weighted average shares outstanding	24,609		24,156
Adjustments to weighted average shares outstanding:
Preferred stock(1)	598		—
Warrants(2)	30		—
Total adjustments to weighted average shares outstanding	628		—

Diluted weighted average shares outstanding	25,237		n/a
Diluted EPS	$0.46		n/a
(1) On February 3, 2023, we entered into a Securities Purchase Agreement with Patriot Financial Partners IV, L.P., and Patriot Financial Partners Parallel IV, L.P. in respect of 20,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.02 per share, in a private placement transaction. The aggregate purchase price was $20.0 million. Each share of Series A Preferred Stock was issued at a price of $1,000 per share and is convertible at the holder’s option into 47.54053782 shares of the Company’s Common Stock.
(2) The Company issued warrants to Patriot to purchase, in the aggregate, 47,540 shares of Common Stock for $21.03468 per share. The Warrants are exercisable in whole or in part until the ten year anniversary of the closing of the transaction and may be exercised for cash or on a “net share” basis, with the number of shares withheld determined based on the closing price of the Common Stock on the date of such exercise.

NOTE 16—LEASES:

Under ASC 842, operating lease expense is generally recognized on a straight-line basis over the term of the lease. The Company has entered into operating lease agreements for office space with remaining contractual terms up to five years, some of which include renewal options that extend the leases for up to 10 years. These renewal options are not considered in the remaining lease term unless it is reasonably certain the Company will exercise such options. The operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The following table summarizes supplemental cash flow and other information related to our operating leases:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$709	$461
Weighted-average remaining lease term - operating leases	3.63 years	4.91 years
Weighted-average discount rate - operating leases	5.64%	4.76%
Total lease costs (included in other general and administrative costs on the consolidated statements of operations)	$949	$239

The following table represents the maturity of the Company’s operating lease liabilities as of March 31, 2023:

Maturity of Lease Liabilities
2023	2,163
2024	2,820
2025	2,585
2026	2,035
2027	479
Thereafter	—
Total future minimum lease payments	$10,082
Less: Imputed interest	$(938)
Present value of future minimum lease payments	$9,144

NOTE 17—DIVIDENDS AND DISTRIBUTIONS:

The Company’s dividends and distributions are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions during the three months ended March 31, 2023 and 2022.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Three months ended March 31, 2023
February 27, 2023	April 4, 2023	April 14, 2023	$0.18	$4,291	6	$72

Three months ended March 31, 2022
December 20, 2021	March 21, 2022	March 31, 2022	$0.65	$15,361	9	$225

During the three months ended March 31, 2023 and 2022, an additional 4,700 and 4,100 shares valued at $0.1 million and $0.1 million, respectively, were issued related to dividends on unvested restricted stock awards.

NOTE 18—INCOME TAXES:

The Company elected to be treated as a RIC under the Code beginning with the 2015 tax year and, through the year ended December 31, 2022, operated in a manner so as to continue to qualify for the tax treatment applicable to RICs. The RIC tax return for the year ended December 31, 2022 will include the Company and NSBF, a single member LLC disregarded for tax purposes. None of the Company’s other subsidiaries will be included in the RIC tax return.

As a RIC, the Company was required to pay a 4% excise tax if it did not distribute in each calendar year an amount at least equal to the sum of:
• 98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;

• 98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
• 100% of any income or gains recognized, but not distributed, in preceding years.

While the Company operated as a RIC, it was required to distribute substantially all of its respective net taxable income each tax year as dividends to its shareholders. Accordingly, for the period March 31, 2022, no provision for federal income tax was made in the financial statements.

For 2023, the Company no longer qualifies as a RIC and instead will file a consolidated U.S. federal income tax return Financial holding companies are subject to federal and state income taxes in essentially the same manner as other corporations.

Taxable income is generally calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the “Code”), including Sections 581 through 597 that apply specifically to financial institutions. Some modifications are required by state law and the 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act").

Among other things, the Tax Act (i) established a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allowed the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limited the deduction for net interest expense incurred by U.S. corporations, (iv) allowed businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminated or reduced certain deductions related to meals and entertainment expenses, (vi) modified the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarified the definition of a covered employee and (vii) limited the deductibility of deposit insurance premiums.

For the Quarter ended March 31, 2023

The effective tax rate was (71.41)% for the three months ended March 31, 2023. The effective tax rate differs from the federal tax rate of 21% for the three months ended March 31, 2023 due primarily to the recognition of subsidiary net operating losses expected to be realized in a federal consolidated return setting and other discrete items.

At December 31, 2022, the Company had federal net operating losses (“NOLs”) in the amount of $34.2 million. Certain of these NOLs ($4.6 million) expire in 2029 through 2037 with the remainder NOLs ($29.6 million) have indefinite lives. The Tax Cuts & Jobs Act of 2017 limits the amount of net operating loss utilized each year after December 31, 2020 to 80% of taxable income.

Income tax expense is recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial statement purposes, using current tax rates. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset will not be realized. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

The Company and its subsidiaries federal income tax returns are generally open to review by the tax authorities for the tax years ended in 2019 and beyond. However, the Company’s NOLs continue to be subject to review by tax authorities in the period utilized notwithstanding origination in closed periods.

NOTE 19—SEGMENTS:

The Company's management reporting process measures the performance of its operating segments based on internal operating structure, which is subject to change from time to time. Accordingly, the Company operates four reportable segments for management reporting purposes as discussed below:

Banking - originates, services and sells SBA 7(a) loans in a similar manner to NSBF’s historic business model (see Non-Bank Lending below) and originates and services SBA 504 loans, C&I loans, CRE loans and ABL loans. In addition, the bank offers depository services.

NSBF - relates to the legacy portfolios held outside the bank, no new originating activity takes place. The legacy portfolio consists of SBA 7(a) Loans, these loans may be sold directly to third parties or securitized through trusts.

Payments - markets credit and debit card processing services, check approval services, processing equipment, and software.
–Assist merchants with initial installation of equipment and on-going service, as well as any other special processing needs that they may have.
–Handles payment processing for a merchant portfolio of taxi cabs and related licensed payment processing software.
– provider or a cloud based Point of Sale (POS) system for a variety of restaurant, retail, assisted living, parks and golf course businesses, which provides not only payments and purchase technology solutions, but also inventory, customer management, reporting, employee time clock, table and menu layouts, and ecommerce solutions as the central operating system for an SMB.

Technology - provides website hosting, dedicated server hosting, cloud hosting, web design and development, internet marketing, ecommerce, data storage, backup and disaster recovery, and other related services including consulting and implementing technology solutions for enterprise and commercial clients across the U.S. As a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by EWS and NTS, including its subsidiary SIDCO, within two years of becoming a financial holding company, subject to any extension of the two-year period.

Corporate and Other - The information provided under the caption “Other” represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries including Newtek Insurance and Newtek Payroll, and elimination adjustments to reconcile the results of the operating segments to the unaudited condensed consolidated financial statements prepared in conformity with GAAP.

The following tables provide financial information for the Company's segments:

	Banking	Technology	NSBF	Payments	Corporate and Other	Eliminations	Consolidated
March 31, 2023
Interest income	$3,741	$—	$13,214	$640	$2,582	$(1,462)	$18,715
Interest expense	1,682	246	6,659	966	6,040	(1,461)	14,132
Net interest income	2,059	(246)	6,555	(326)	(3,458)	(1)	4,583
Provision for loan credit losses	1,318	—	—	—	—	—	1,318
Noninterest income	10,217	8,231	19,632	11,065	4,884	(11,242)	42,787
Noninterest expense	13,468	7,719	12,620	7,945	8,218	(10,772)	39,197
Income tax expense (benefit)	(27)	84	20	130	(5,069)	(1)	(4,863)
Net income (loss)	$(2,483)	$182	$13,547	$2,664	$(1,723)	$(470)	$11,718
Assets	$383,654	$27,316	$768,101	$51,224	$639,601	$(620,158)	$1,249,739

NOTE 20—SUBSEQUENT EVENTS:

NSBF Wind-down Agreement

On April 13, 2023, NSBF, the Company and the SBA entered into an agreement in connection with NSBF’s and the Company’s subsidiary Newtek Bank’s participation in the SBA 7(a) loan program. NSBF has been licensed by the SBA for over twenty years as a small business lending company (SBLC) that has originated and serviced loans through the SBA 7(a) Program (as authorized by section 7(a) of the Small Business Act, 15 U.S.C. 636(a)). The Company’s business plan prepared in connection with the Acquisition of NBNYC, provided for all SBA 7(a) loan originations to be transitioned to Newtek Bank and for NSBF to cease originations of SBA 7(a) loans. Pursuant to the Agreement, NSBF has begun to wind-down its operations and NSBF’s SBA 7(a) pipeline of new loans has been transitioned to Newtek Bank. During this wind-down process, NSBF will continue to own the SBA 7(a) loans and PPP Loans currently in its SBA loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval), sale or transfer. NSBF will continue to service and liquidate its SBA loan portfolio, including processing forgiveness and loan reviews for PPP Loans, pursuant to an SBA approved lender service provider agreement with Newtek Bank’s subsidiary SBL. In addition, during the wind-down process, NSBF will be subject to minimum capital requirements established by the SBA, be required to continue to maintain certain amounts of restricted cash available to meet any obligations to the SBA, have restrictions on its ability to make dividends and distributions to the Company, and remain liable to SBA for post-purchase denials and repairs on the guaranteed portions of SBA 7(a) loans originated and sold by NSBF, from the proceeds generated by NSBF’s SBA loan portfolio. The Company has guaranteed NSBF’s obligations to the SBA and has agreed to create and fund a $10 million account to secure these obligations. The Company’s, NSBF’s and SBL’s dedicated lending team and employees are now supporting Newtek Bank, as well as NSBF’s management team and employees who are now part of the Newtek Bank and its SBL subsidiary. In April 2023, Newtek Bank began funding and servicing the SBA 7(a) loans in NSBF's pipeline, following the NewtekOne SBA 7(a) loan business model. On April 27, 2023, Newtek Bank received preferred lenders program (PLP) status from the SBA, which provides Newtek Bank with delegated authority to process, close, service, and liquidate SBA-guaranteed loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The matters discussed in this report, as well as in future oral and written statements by management of NewtekOne, Inc., that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, including recent economic and market events and unrelated bank failures and declines in depositor confidence in certain types of depository institutions, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:
•our future operating results;
•
•our business prospects and the prospects of our subsidiaries;
•
•
•our contractual arrangements and relationships with third parties;
•
•the dependence of our future success on the general economy and its impact on the industries in which we operate and our borrowers may operate;
•
•the ability of our business to achieve its objectives;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•the adequacy of our cash resources and working capital;
•our ability to operate as a financial holding company and increased compliance and other costs associated with such operations;
•our ability to operate our subsidiary Newtek Bank, a national bank regulated and supervised by the OCC, and increased compliance and other costs associated with such operations;
•our ability to adequately manage liquidity, deposits, capital levels and interest rate risk, which have come under greater scrutiny in light of recent unrelated bank failures;
•the timing of cash flows, if any, from the operations of our subsidiaries;
•Newtek Bank’s ability to maintain its SBA 7(a) license and originate SBA 7(a) loans;
•Newtek Bank’s ability to sell the guaranteed portions of SBA 7(a) loans at premiums;
•our ability to wind-down NSBF in an orderly manner and transition its SBA 7(a) lending activities to Newtek Bank;
•the valuation of NSBF’s portfolio of SBA 7(a) loans; and
•the ability of NSBF’s and Newtek Bank’s SBA 7(a) borrowers to pay principal and interest, including after any deferment periods granted by NSBF or Newtek Bank..
These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•an economic downturn could impair our subsidiaries’ ability to continue to operate or repay their borrowings, which could adversely affect our results;
•a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•interest rate volatility, including the decommissioning of LIBOR, which could adversely affect our results;
•impacts to financial markets and the global macroeconomic and geopolitical environment, including higher inflation and its impacts;
•higher interest rates and the impacts on macroeconomic conditions, and NewtekOne, Inc.’s funding costs; and
•the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this report and in our filings with the SEC.

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A-“Risk Factors” of Part II of this quarterly report on Form 10-Q and Item 1A-“Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 15, 2023, and under “Forward-Looking Statements” of this Item 2.

Executive Overview

Conversion to a Financial Holding Company

As of January 6, 2023, we are a financial holding company that, together with our consolidated subsidiaries, intends to provide a wide range of business and financial solutions under the NewtekOne® brand to the SMB market. Effective January 6, 2023, following authorization by our shareholders, we withdrew our previous election to be regulated as a BDC under the 1940 Act. Prior to such time, we operated as a closed-end, non-diversified management investment company that was subject to regulation as a BDC under the 1940 Act. Contemporaneously with withdrawing our election to be regulated as a BDC, on January 6, 2023, we completed the previously announced Acquisition of NBNYC, a national bank regulated and supervised by the OCC, pursuant to which we acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC. NBNYC has been renamed Newtek Bank, National Association and has become our wholly owned bank subsidiary. In connection with the completion of the Acquisition, we have contributed to Newtek Bank $31 million of cash and two of our subsidiaries, NBL and SBL. As a result of the Acquisition, we are now a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. We no longer qualify as a RIC under Subchapter M of the Code for federal income tax purposes and will no longer qualify for accounting treatment as an investment company. As a result, in addition to Newtek Bank and its consolidated subsidiaries, NBL and SBL, the following portfolio companies and subsidiaries will now be consolidated non-bank subsidiaries in our financial statements: NSBF; NMS; Mobil Money; NBC; PMT; NIA; TAM; Newtek Business Services Holdco 6, Inc; NCL; EWS; NTS and POS. In addition, as a result of commitments made to the Federal Reserve, we will divest or otherwise terminate the activities conducted by EWS and NTS including its subsidiary SIDCO, within two years of becoming a financial holding company, subject to any extension of the two-year period. See “Item 1A. Risk Factors – Risks Related to Regulation, Supervision and Compliance – Our status as a financial holding company requires us to curtail certain activities and imposes limitations on certain activities, which may negatively impact the Company’s business, financial condition and results of operations.”

Effective January 13, 2023, we filed Articles of Amendment amending our Charter to change the name of the Company to “NewtekOne, Inc.”

Historical Business Regulation and Taxation

Prior to January 6, 2023, we operated as an internally managed non-diversified closed-end management investment company that elected to be regulated as a BDC under the 1940 Act. As a BDC, under the 1940 Act, we were not permitted to acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets, and we were not permitted to issue senior securities unless the ratio of its total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, was at least 150%. As of December 31 2022, our asset coverage was 169%. Although we are no longer regulated as a BDC, certain covenants in our outstanding 2024 and 2026 Notes require us to maintain an asset coverage of at least 150% as long as the 2024 and 2026 Notes are outstanding. See “Risk Factors – Risks Related to Our Common Stock – We are subject to 150% asset coverage requirements due to covenants contained in the indentures under which the 2024 and 2026 Notes were issued” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Additionally, prior to January 6, 2023, due to our status as a BDC under the 1940 Act, we elected to be treated as a RIC for U.S. federal income tax purposes, beginning with our 2015 tax year. As a RIC, we generally did not have to pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that we distributed to our shareholders as dividends. To maintain our qualification as a RIC, we were required to, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we were required to distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses.

For 2023, the Company and its subsidiaries will no longer qualify as a RIC and will file a consolidated U.S. federal income tax return. Financial holding companies are subject to federal and state income taxes in essentially the same manner as other corporations. Taxable income is generally calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the “Code”), including Sections 581 through 597 that apply specifically to financial institutions. Some modifications are required by state law and the 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). Among other things, the Tax Act (i) established a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allowed the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limited the deduction for net interest expense incurred by U.S. corporations, (iv) allowed businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminated or reduced certain deductions related to meals and entertainment expenses, (vi) modified the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarified the definition of a covered employee and (vii) limited the deductibility of deposit insurance premiums. There can be no assurance as to the actual effective rate because it will be dependent upon the nature and amount of future income and expenses as well as actual investments generating investment tax credits and transactions with discrete tax effects.

From 2012 through December 31, 2022, NSBF, a wholly-owned subsidiary, was consistently the largest non-bank SBA 7(a) lender in the U.S. based on dollar volume of loan approvals, and, as of December 31, 2022, was the third largest SBA 7(a) lender in the United States. Historically, NSBF structured its loans so that it could both sell the government guaranteed portions of SBA 7(a) loans and securitize the unguaranteed portions. This structure generally allowed NSBF to recover its capital and earn excess capital on each loan, typically within a year. NSBF has begun to wind down its operations and has transitioned SBA 7(a) loan originations to Newtek Bank. NSBF will continue to own the 7(a) Loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off or (subject to SBA’s prior written approval) sale or transfer. (See NOTE 20—SUBSEQUENT EVENTS: NSBF Wind-down Agreement.)

Additionally, we and our subsidiaries have historically provided a wide range of business and financial solutions to SMB relationships, including Business Lending, which includes SBA 7(a) loans, SBA 504 loans and conventional loans, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), Technology Consulting, eCommerce, Accounts Receivable and Inventory Financing, personal and commercial lines Insurance Services, Web Services, Data Backup, Storage and Retrieval, and Payroll and Benefits Solutions to SMB relationships nationwide across all industries. We supported the operations of our subsidiaries by providing access to our proprietary and patented technology platform, including NewTracker®, our patented prospect management software. We have historically defined SMBs as companies having revenues of $1 million to $100 million, and we have generally estimated the SMB market to be over 30 million businesses in the United States. While our historical investments primarily included making loans and providing business solutions to the SMB market through NSBF and our controlled portfolio companies (now subsidiaries), we also made opportunistic investments in larger or smaller companies. Following the Acquisition, there can be no assurance regarding our continued lending prospects or operations as a financial holding company. See “Item 1A. Risk Factors – Risks Related to Regulation, Supervision and Compliance – We have a limited operating history as a financial holding company.”

Our common shares are currently listed on the Nasdaq Global Market under the symbol “NEWT”.

Newtek Bank is a nationally licensed SBA lender under the federal Section 7(a) loan program, and originates, sells and services SBA 7(a) loans. Newtek Bank has been granted PLP status and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender with PLP status allows Newtek Bank to expedite the origination of loans since Newtek Bank is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status would adversely impact our marketing efforts and ultimately our loan origination volume, which would negatively impact our results of operations. See "Item 1A. Risk Factors - Risks Related to SBA Lending - There can be no guarantee that Newtek Bank will be able to maintain its SBA 7(a) lending license."

Economic Developments

We have observed and continue to observe supply chain interruptions, significant labor and resource shortages, commodity inflation, rising interest rates, unrelated bank failures and declines in depositor confidence in certain types of depository institutions, economic sanctions as a result of the ongoing war between Russia and Ukraine and elements of economic and financial market instability in the United States, the United Kingdom, the European Union and China. One or more of these factors may contribute to increased market volatility, may have long term effects in the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Additionally, in the event that the U.S. economy enters into a protracted recession, it is possible that the businesses and industries we operate in and the results of some of the companies similar to those in which we lend to could experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. While we are not seeing signs of an overall, broad deterioration in our operating results at this time, there can be no assurance that the performance of certain of our subsidiaries and borrowers will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

In addition, recently, concerns have arisen with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors and large portfolios of investment securities. On March 10, 2023 Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation was appointed receiver of Silicon Valley Bank. On March 11, 2023, Signature Bank was similarly closed and placed into receivership and concurrently the Federal Reserve Board announced it will make available additional funding to eligible depository institutions to assist eligible banking organizations with potential liquidity needs. While the Company’s business, balance sheet and depositor profile differs substantially from banking institutions that are the focus of the greatest scrutiny, the operating environment and public trading prices of financial services sector securities can be highly correlated, in particular in times of stress, which may adversely affect the trading price of the Company’s common stock and potentially its results of operations..

Income

For the quarterly period ended March 31, 2023, we generated income in the form of interest, net gains on sale of the guaranteed portions of SBA 7(a) loans originated, dividends, electronic payment processing income, servicing income, and other fee income on debt and equity investments. We entered into debt investments that typically have terms of 10 to 25 years and bear interest at prime plus a margin. In some instances, we received payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we received repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuated significantly from period to period. Our portfolio activity for the quarterly period ended March 31, 2023 also reflects the proceeds of sales of securities. We received servicing income related to the guaranteed portions of SBA investments which we originated and sell into the secondary market. These recurring fees were earned daily and recorded when earned. In addition, we generated revenue in the form of packaging, prepayment, legal and late fees. We recorded such fees related to loans as other income. Distributions of earnings from our joint ventures were evaluated to determine if the distribution was income, return of capital or realized gain.

We recognized realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment without regard to unrealized gains or losses previously recognized. We recorded current period changes in fair value of investments and assets that were measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments or servicing assets, as appropriate, in the consolidated statements of operations.

Expenses

For the quarterly period ended March 31, 2023, our primary operating expenses were salaries and benefits, interest expense including interest on deposits, electronic payment processing expense, technology services expenses, origination and servicing and other general and administrative costs, such as professional fees, marketing, referral fees, servicing costs and rent.
Guarantees
At March 31, 2023, the Company was a guarantor on the Receivable and Inventory Facility at NBC. At March 31, 2023, total principal owed by NBC was $2.2 million and maximum borrowings under the Receivable and Inventory Facility were $5.0 million. In addition, the Company deposited $0.75 million to collateralize the guarantee that was returned to the Company upon repayment of the facility. The Company repaid and terminated the facility in April 2023 ahead of the scheduled facility maturity date in May 2023 and the $0.75 million of cash collateral was returned to the Company.

The Company is a guarantor on the SPV I Capital One Facility, SPV II Deutsche Bank Facility and SPV III One Florida Bank Facility. Maximum borrowings under the SPV I Capital One Facility are $60.0 million with an accordion feature to increase maximum borrowings to $150.0 million. The lenders’ commitments terminate in November 2022, with all amounts due under the SPV I Capital One Facility maturing in November 2025. Maximum borrowings under the SPV II Deutsche Bank facility $50.0 million with a maturity date in November 2024. Maximum borrowings under the SPV III One Florida Bank facility are $20.0 million with a maturity date in September 2024. At March 31, 2023, total principal owed under these facilities was $40.2 million. On April 27, 2023, the SPV III One Florida Bank Facility was amended to increase maximum borrowings under the line to $30.0 million. At March 31, 2023, the Company determined that it is not probable that payments would be required to be made under these guarantees.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $54.9 million. The Webster Facility matures in November 2023. At March 31, 2023, total principal outstanding was $39.9 million. At March 31, 2023, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company’s Non-Conforming Conventional Commercial Loan Program

NCL JV: We established a 50/50 joint venture, NCL JV, between NCL a wholly-owned subsidiary of Newtek, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq:TCPC). NCL JV provided non-conforming conventional commercial and industrial term loans to U.S. middle-market companies and small businesses. NCL JV ceased funding new loans during 2020. On January 28, 2022, NCL JV closed a conventional commercial loan securitization with the sale of $56.3 million Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL JV’s portfolio of conventional commercial business loans, including loans secured by liens on commercial or residential mortgaged properties, originated by NCL JV and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay the Deutsche Bank credit facility and return capital to the NCL partners. Refer to NOTE 4—INVESTMENTS for selected financial information and a schedule of investments of NCL as of March 31, 2023.

TSO JV: On August 5, 2022, Newtek Commercial Lending, Inc. and TSO II Booster Aggregator, L.P. (“TSO II”) entered into a joint venture, TSO JV, governed by the Amended and Restated Limited Partnership Agreement for the TSO JV. NCL and TSO II each committed to contribute an equal share of equity funding to the TSO JV and each will have equal voting rights on all material matters. The TSO JV intends to deploy capital over the course of time with additional leverage supported by a warehouse line of credit. The purpose of the TSO JV is to invest in non-conforming conventional commercial and industrial term loans made to middle-market companies as well as small businesses.

Unfunded Commitments

At March 31, 2023, the Company had $110.4 million of unfunded commitments consisting of $14.3 million in connection with its SBA 7(a) loans, $81.7 million in connection with its SBA 504 loans, and $14.4 million relating to commercial and industrial loans. The Company funded these commitments from the same sources it used to fund its other investment commitments.

Discussion and Analysis of Financial Condition

March 31, 2023 vs. December 31, 2022

The changes in the financial statement line items from December 31, 2022 to March 31, 2023 is impacted by the Company’s transition to a financial holding company. Controlled investments have been removed from the balance sheet and replaced with the consolidated assets, liabilities and profits and losses of the former portfolio companies as well as the addition of Newtek Bank N.A. subsequent to the January 6, 2023 acquisition of NBNYC.

ASSETS

Total assets at March 31, 2023 were $1.2 billion, an increase of $250.8 million, or 25.1%, compared to total assets of $1.0 billion at December 31, 2022.

Loans

	March 31, 2023	December 31, 2022	Change
Loans held for sale, at fair value	125,639	19,171	106,468

Loans held for investment, at fair value	532,788	505,268	27,520

Loans held for investment, at amortized cost, net of deferred fees and costs	166,828	—	166,828
Allowance for credit losses	(2,189)	—	(2,189)
Total loans held for investment, at amortized cost, net	164,639	—	164,639

Total Loans	658,427	524,439	133,988

Loans held for sale increased $106.5 million, during the first quarter of 2023. The increase was primarily the result of the consolidation of entities that were previously controlled portfolio companies that hold loans, as well as new loan originations during the first quarter.

Loans held for investment, at fair value consists of NSBF 7(a) loans and was $532.8 million at March 31, 2023 compared to $505.3 million at December 31, 2022. The increase was primarily the result of loan originations during the quarter.

Loans held for investment, at amortized cost consists of Newtek Bank loans acquired as part of the Acquisition and contributed to an increase of $164.6 million in loans.

Goodwill and Intangibles

March 31, 2023
	Goodwill	Intangible Assets	Total
NBNYC acquisition	$1,279	$989	$2,268
Other	19,910	5,923	$25,833
Total	$21,189	$6,912	$28,101

The Company did not have any goodwill and intangibles as of December 31, 2022. The $28.1 million increase in goodwill and intangible assets consists of $2.3 million relating to the Acquisition of Newtek Bank that includes core deposit intangibles and $25.8 million from the consolidation of previously unconsolidated portfolio companies that includes intangibles such as customer lists.

Settlement Receivable

Settlement receivables increased $41.4 million compared to December 31, 2022. The settlement receivable arises from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settle during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end.

LIABILITIES

Deposits:

Total deposits were $247.6 million at March 31, 2023 consisting of $22.9 million in non-interest bearing deposits and $224.7 million in interest bearing deposits. The Company did not have any deposits as of December 31, 2022 prior to the Acquisition.

Borrowings:

	March 31, 2023	December 31, 2022
	Borrowings Outstanding	Borrowings Outstanding	Change
Capital One Lines of Credit:
Capital One line of credit - guaranteed[1]	$46,150	$10,500	$35,650
Capital One line of credit - unguaranteed[1]	67,603	45,385	22,218
	113,753	55,885	57,868
Other Bank Borrowings:
Webster NMS Note	39,538	—	39,538
Webster CDS Line of Credit	2,180	—	2,180
SPV II Deutsche Bank Facility	6,933	—	6,933
SPV I Capital One Facility	18,882	—	18,882
SPV III One Florida Bank Facility	13,613	—	13,613
FHLB Advances	24,531	—	24,531
Total Lines of Credit	105,677	—	105,677

Notes due 2024, 2025, and 2026:
2024 Notes	37,958	37,903	55
2025 5.00% Notes	29,365	29,306	59
2025 8.125% Notes	49,040	—	49,040
2026 Notes	113,025	112,846	179
Total 2024, 2025, and 2026 Notes	229,388	180,055	49,333

Notes payable - Securitization Trusts	248,577	279,136	(30,559)

Notes payable - related parties	—	24,250	(24,250)

Total	$581,032	$472,117	$108,915

Borrowings was $697.4 million at March 31, 2023 compared to $539.3 million at December 31, 2022. This increase was primarily due to an additional $57.9 million on our Capital One lines of credit, consolidating $105.7 million of bank borrowings from newly consolidating entities, and an additional $49.0 million of newly issued 2025 8.125% Notes. These increases were partially offset by $30.6 million of payments our securitization trusts and the elimination in consolidation of a prior year related party note payable.

Deferred tax liabilities
In connection with the Company’s conversion to a financial holding company during the first quarter of 2023, $19.1 million of the $19.2 million in deferred tax liabilities as of December 31, 2022 stemming from the Company’s valuation of its former portfolio companies through unrealized gains and losses were removed. Deferred tax liabilities were reestablished based on the unrealized gains and losses incurred on all consolidating entities during the first quarter of 2023 now that the Company is a corporate taxpayer.

Results of Operation

Comparison of the three months ended March 31, 2023 and 2022

Summary

For the three months ended March 31, 2023, the Company reported net income of $11.72 million, or $0.46 per diluted share, compared to net income of $9.65 million, or $0.40 per diluted share, for the three months ended March 31, 2022.

The increase in net income was attributable to the following items:

(in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Change
Net interest income after provision for loan credit losses	$3,265	$3,076	$189
Noninterest income	42,787	22,228	20,559
Noninterest expense	39,197	14,709	24,488
Income before taxes	6,855	10,595	(3,740)
Income tax (benefit) expense	(4,863)	943	(5,806)
Net income	$11,718	$9,652	$2,066

Net Interest Income

(in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Change
Interest income
Loans and fees on loans	$17,502	$7,079	$10,423
Debt securities available-for-sale	232	—	232
Interest from affiliates		664	(664)
Other interest earning assets	981	0	981
Total interest income	18,715	7,743	10,972
Interest expense
Notes and securitizations	8,718	4,136	4,582
Bank and FHLB borrowings	3,939	425	3,514
Notes payable related party	—	106	(106)
Deposits	1,475	—	1,475
Total interest expense	14,132	4,667	9,465
Net interest income	$4,583	$3,076	$1,507
Interest Income
The $11.0 million increase in interest income was primarily driven by a $10.4 million increase in interest income on the Company’s loan portfolio. The increase in interest on loans was attributable to the average outstanding accrual portfolio of loans held for investment at fair value increasing to $746.4 million from $456.1 million for the three months ended March 31, 2023 and 2022, respectively. The increase in the average outstanding accrual loan portfolio resulted from the origination of new SBA 7(A) loans period over period as well as the increase in our loan portfolio due to the Acquisition coupled with an increase in our total commercial loan originations in the first quarter of 2023, compared to the first quarter of 2022.

Interest Expense
The following is a summary of interest expense by facility for the three months ended March 31, 2023 and 2022:

(in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Change
Notes payable - Securitization Trusts	$5,034	$2,687	$2,347
Bank notes payable	3,731	1,331	2,400
2024 Notes[1]	605	605	—
2025 6.85% Notes[2]	—	60	(60)
2025 5.00% Notes	434	375	59
2025 8.125% Notes[3]	884	—	884
2026 Notes	1,761	1,761	—
Deposits[4]	1,475	—	1,475
FHLB Advances	207	—	207
Notes payable - related parties	—	98	(98)
Total interest expense	$14,131	$6,917	$7,214
(1) On December 29, 2021, the Company partially redeemed $40.0 million in aggregate principal amount of the $78.25 million principal amount of 2024 Notes outstanding at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from November 1, 2021 through, but excluding, the redemption date.
(2) On May 2, 2022, the Company redeemed all $15.0 million in aggregate principal amount of the 2025 6.85% Notes at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from February 28, 2022 through, but excluding, the redemption date.
(3) On January 23, 2023 the Company completed a private placement offering of $50.0 million aggregate principal amount of 8.125% notes due 2025. The Notes will mature on February 1, 2025. The Notes bear interest at a rate of 8.125% per year payable semiannually on February 1 and August 1 each year, commencing on August 1, 2023.

The increase in interest expense period over period is primarily from additional interest expense on the Notes payable - Securitization Trusts of $2.3 million, Bank notes payable of $2.4 million, and 2025 8.125% Notes of $0.9 million related to an increase in the average outstanding balance and interest rates period over the period, as well as the consolidation of additional subsidiaries associated with the Company’s withdrawal of its election to be treated as a BDC, which added $105.7 million in additional borrowings to the Company’s balance sheet. Additionally, in conjunction with the Acquisition and transition to a financial holding company, the Company now holds deposit liabilities with the interest-bearing deposits contributing to the increase in interest expense at March 31, 2023 of $1.5 million.

Net Interest Income and Margin

Average Balances and Yields. The following table presents information regarding average balances for assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amount of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing the income or expense by the average balances for assets or liabilities, respectively, for the periods presented and annualizing that result. Loan fees are included in interest income on loans.

	For the three months ended March 31, 2023
(dollars in thousands)	Average Balance	Interest	Average Yield / Rate
Interest-earning assets:
Interest-earning balances in other banks	$63,366	$981	6.28%
Investment securities	16,451	232	5.72
Loans held for sale	82,351	4,376	21.55
Loans held for investment	711,206	13,127	7.49
Total interest-earning assets	873,375	18,715	8.69
Less: Allowance for credit losses on loans	(2,092)
Noninterest earning assets	240,107
Total assets	$1,111,391

Interest-bearing liabilities
Demand	$24,267	$—	—%
Savings, Super NOW	8,859	92	4.22
Money Market	20,420	219	4.35
Time	113,756	1,164	4.15
Total deposits	167,302	1,475	12.72
Borrowings	689,073	12,657	7.45
Total interest-bearing liabilities	856,375	14,132	6.69
Noninterest-bearing deposits	2,471
Noninterest-bearing liabilities	71,838
Shareholders’ equity	180,707
Total liabilities and shareholders' equity	$1,111,391
Net interest income and interest rate spread		$4,583	2.00%
Net interest margin			2.13%
Ratio of average interest-earning assets to average interest bearing liabilities			101.99%

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, increases or decreases attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	For the three months ended March 31,
	2023 vs 2022
	Increase (Decrease) Due to
(dollars in thousands)	Rate	Volume[1]	Total
Interest income:
Interest-earning balances in other banks	382	$(69)	$313
Investment securities	—	232	232
Loans held for sale	4,321	2,444	6,765
Loans held for investment	1,440	2,221	3,661
Total interest income	6,144	4,828	10,972

Interest expense:
Savings, Super NOW	—	92	92
Money Market	—	219	219
Time	—	1,164	1,164
Borrowings	836	7,154	7,990
Total interest expense	836	8,629	9,465
Net interest income	$5,308	$(3,801)	$1,507
(1) Includes income and expense associated with the Acquisition of NBNYC on January 6, 2023, and the associated withdrawal of the election to be treated as a BDC
Provision for Credit Losses
The provision for loan and lease credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the ACL on loans at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan portfolio.
For the three months ended March 31, 2023, there was a provision for loan credit losses of $1.3 million. There was no provision for credit losses for the same period in 2022 due to the change in accounting methodology relating to the conversion to a financial holding company.

Non-Interest Income

	Three months ended March 31,		2023/ 2022 Increase/(Decrease)
(in thousands)	2023	2022	Amount	Percent
Dividend income	$504	7,846	(7,342)	(93.6)%
Loan servicing asset revaluation	919	(1,559)	2,478	(158.9)
Servicing income	4,403	3,181	1,222	38.4
Net gains on sales of loans	6,526	15,295	(8,769)	(57.3)
Net (loss) gain on derivative transactions	(495)	628	(1,123)	(178.8)
Net gain (loss) on loans accounted for under the fair value option	5,905	(2,718)	8,623	(317.3)
Net unrealized appreciation (depreciation) on joint ventures	2,002	(2,321)	4,323	(186.3)
Net unrealized appreciation on controlled investments	—	297	(297)	(100.0)
Technology and IT support income	6,709	—	6,709	—
Electronic payment processing income	10,328	—	10,328	—
Other noninterest income	5,986	1,579	4,407	279.1
Total noninterest income	$42,787	$22,228	$20,559	92.5%

Dividend Income

For the three months ended March 31, 2022, dividend income was mainly dependent on the earnings of our joint ventures. On January 6, 2023, the Company completed the previously announced Acquisition and converted to a financial holding company. See NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION. The controlled portfolio companies have become consolidating subsidiaries of the Company in 2023 and therefore, under the new organizational structure, their profits and losses are consolidated within the statement of operations instead of in the form of dividend income going forward.
NSBF Servicing Portfolio and Related Servicing Income
The increase in servicing income related to an increase of $288.2 million in the average total loan portfolio for which we earn servicing income period over period.
Derivatives
The decrease in derivative results relates to interest rate movements that impact the fair value of the derivative portfolio.

Technology and IT Support and Electronic Payment Processing Income

In connection with the Acquisition and the withdrawal of the election to be treated as a BDC, other income for the three months ended March 31, 2023 includes technology and IT support as well as electronic payment processing income the Company generated in the ordinary course of business.

Other Noninterest Income

For the three months ended March 31, 2023 and 2022, other income related primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The increase was related to an increase in legal, prepayment and packaging fees earned as a result of the higher volume of SBA 7(a) loans originated of 321 loans compared to 246 loans for the three months ended March 31, 2023 and 2022, respectively.

Non-Interest Expense

	Three months ended March 31,		2023/2022 Increase/(Decrease)
(in thousands)	2023	2022	Amount	Percent
Technology services expense	$3,803	$—	$3,803	—%
Salaries and employee benefits expense	19,119	5,109	14,010	274.2
Professional services expense	3,440	1,301	2,139	164.4
Other loan origination and maintenance expense	2,827	6,483	(3,656)	(56.4)
Depreciation and amortization	873	63	810	1,285.7
Other general and administrative costs	4,631	1,753	2,878	164.2
Total other expense	$34,693	$14,709	$19,984	135.9%

Cost of Sales

In conjunction with the NBNYC acquisition and withdrawal of the election to be treated as a BDC, subsidiaries that were previously not consolidated are reported in operations for the three months ended March 31, 2023. Cost of sales for the three months ended March 31, 2023 consists primarily of electronic payment processing costs and $4.5 million and expenses associated with web hosting and IT support of $3.6 million.

Salaries and Benefits

The increase in salaries and benefits was attributable to the change in reporting associated with the Acquisition and the withdrawal of the election for the Company to be treated as a BDC on January 6, 2023. As such, the salaries and benefits of entities that were not previously consolidated are now included in the Company’s expense for the three months ended March 31, 2023. This increase also includes and increase in salaries and bonuses and related accruals period over period due to increased performance pay as well as a higher headcount period over period.

Professional Fees

The increase in professional fees period over period is attributable to the addition of the newly consolidated subsidiaries and entities due to the withdrawal of the election to be treated as a BDC, which amounted to $1.1 million for the three months ended March 31, 2023.

Origination and Loan Processing

Origination and loan processing expenses during the three months ended March 31, 2023 was $6.5 million compared to $2.8 million for the three months ended March 31, 2022. The change was due to the consolidation of the affiliated servicing company during the year, resulting in the elimination of the intercompany expenses.
Net Realized Gains and Net Unrealized Appreciation (Depreciation)

Net gains on sales of loans for the three months ended March 31, 2023 and 2022 were $6.5 million and $15.3 million, respectively, which included realized losses of $7.5 million and $1.9 million, respectively.

Net Realized Gains on SBA Loans

	Three Months Ended
	March 31, 2023		March 31, 2022
	# of Debt Investments	$ Amount (in thousands)	# of Debt Investments	$ Amount (in thousands)
SBA non-affiliate investments originated	321	$147,911	246	$163,340
SBA guaranteed non-affiliate investments sold	248	$109,551	221	$122,718
Realized gains recognized on sale of SBA guaranteed non-affiliate investments	—	$14,041	—	$17,182
Average sale price as a percent of principal balance[1]	—	111.83%	—	112.05%
(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

As a result of the uncertain economic impact to U.S. small businesses at the onset of the COVID-19 pandemic, the Company’s Executive Committee and Lending Team temporarily shifted the focus of NSBF from originating SBA 7(a) loans to originating PPP loans in March 2020 through July 2021, resulting in a higher volume of SBA 7(a) loans for the three months ended March 31, 2023 compared to 2022. NSBF redeployed the resources used to generate PPP loans to the origination of SBA 7(a) loans in 2021.

For the three months ended March 31, 2023, the average sale price as a percent of principal balance was 111.83% compared to 112.05% for the prior period. The decrease reflects the lagging prime rate adjustments and the quarterly reset of interest rates on our loan portfolio.

During this wind-down of NSBF’s operations, NSBF will be required to continue to own its SBA 7(a) loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval), sale or transfer. In addition, NSBF will be required to continue to service and liquidate its SBA Loan Portfolio, including processing forgiveness and loan reviews for PPP Loans, pursuant to an SBA approved lender service provider agreement with SBL. The Company will continue to fair value NSBF’s SBA 7(a) loan portfolio until the portfolio is completely runoff. The Company will report both realized and unrealized gains and losses relating to the fair value adjustments on the legacy NSBF SBA 7(a) portfolio.

Net Unrealized Appreciation (Depreciation)

(in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Change
Net gain (loss) on loans accounted for under the fair value option	$5,905	$(2,718)	$8,623
Net unrealized appreciation (depreciation) on controlled investments	2,002	(2,321)	4,323
Net unrealized appreciation on controlled investments	—	297	(297)
Change in deferred taxes	4,863	(943)	5,806
Net unrealized depreciation on servicing assets	919	(1,559)	2,478
Net unrealized (depreciation) appreciation on derivative transactions	(693)	183	(876)
Total net unrealized appreciation (depreciation)	$12,996	$(7,061)	$20,057

Net unrealized appreciation (depreciation) on SBA guaranteed non-affiliate investments relates to guaranteed portions of SBA debt investments made which the Company sells into a secondary market. Unrealized appreciation of SBA guaranteed investments represents the fair value adjustment of guaranteed portions of loans which have not yet been sold. Unrealized depreciation represents the reversal of unrealized appreciation when the guaranteed portions of the SBA 7(a) loans are sold. The amount of the unrealized appreciation (depreciation) is determined by the quantity of guaranteed loans held for sale at quarter end as well as the change in secondary market pricing conditions. During the three months ended March 31, 2023, there was a reduction in the gain-on-sale pricing as compared to the prior period.

Unrealized depreciation on servicing assets relates to the amortization of the Company’s servicing assets. The increase in unrealized depreciation is due to the increase in the total portfolio of investments for which we earn servicing income period over period.
The net unrealized appreciation on derivative instruments is attributable to interest rate movement on interest rate futures contracts.

Net Unrealized Appreciation (Depreciation) on Joint Ventures and Previously Reported Controlled Investments

Unrealized appreciation (depreciation) was derived from the following (former) portfolio companies for the three months ended March 31, 2023 and 2022:

(in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Change
Joint Ventures:
Newtek Conventional Lending, LLC	$2,315	$(2,321)	$4,636
Newtek TSO II Conventional Credit Partners, LP	(313)	—	(313)
Total net unrealized appreciation (depreciation) on joint ventures	$2,002	$(2,321)	$4,323

Controlled Investments:
Newtek Technology Solutions, Inc. (NTS)	$—	$(1,500)	$1,500
CDS Business Services, Inc.	—	(689)	689
PMTWorks Payroll, LLC	—	685	(685)
Newtek Insurance Agency, LLC	—	1,200	(1,200)
Titanium Asset Management LLC	—	1	(1)
Mobil Money, LLC	—	600	(600)
Total net unrealized appreciation (depreciation) on controlled investments	$2,002	$(2,024)	$4,026

Joint Ventures: The company recorded total net unrealized appreciation on joint ventures of $2.0 million for the three months ended March 31, 2023 compared to an unrealized loss of $2.3 million for the three months ended March 31, 2022.

Controlled Investments: For the three months ended March 31, 2022, net unrealized appreciation (depreciation) on controlled investments was driven by the valuation of the above (former) portfolio companies. On January 6, 2023, we completed the previously announced Acquisition of NBNYC and converted to a financial holding company. See “Item 1. Business - Our Business.” The above portfolio companies have become consolidating subsidiaries of NewtekOne, Inc. in 2023 and therefore, under the new organizational structure, their profits and losses will be consolidated within the statement of operations and there will no longer be unrealized appreciation (depreciation) on these investments beginning with the quarter ended March 31, 2023.

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These subsidiaries may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes. During the three months ended March 31, 2023 and 2022, we recognized an income tax benefit of $4.9 million, which was primarily related to the carried forward net operating losses along with the deferred tax provision on unrealized gains and income tax expense of $0.9 million related to the net unrealized (depreciation) appreciation of controlled portfolio company investments, respectively.

Results of Segment Operations

The Company has four reportable segments Banking, Technology, NSBF, and Payments. A description of each segment and the methodologies used to measure financial performance is described in NOTE 19—SEGMENTS in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

For the Three Months ended March 31, 2023
Banking	$(2,483)
Technology	$182
NSBF	13,547
Payments	2,664
Corporate and other	(2,193)
Consolidated net income	$11,718

Banking - The banking segment includes Newtek Bank as well as its consolidate subsidiaries of NBL and SBL. The financial results include the origination and servicing of SBA 504 loans, C&I loans, CRE loans and ABL loans. In addition, the bank offers depository services. The results include $2.1 million of net interest income.

NSBF - relates to NSBF’s portfolio of SBA 7(a) loans held outside the bank. During the three months ended March 31, 2023 NSBF originated $146.0 million in SBA 7(a) loans. The results include $6.6 million of net interest income.
Payments - Payments includes POS and MOB and contributed $2.7 million to consolidated net income. Within those results are $11.1 million of non-interest income resulting from marketing credit and debit card processing services, check approval services, processing equipment, and software. The net income also included $7.9 million of noninterest expense.

Technology - Technology includes provides website hosting, dedicated server hosting, cloud hosting, web design and development, internet marketing, e-commerce, data storage, backup and disaster recovery, and other related services including consulting and implementing technology solutions for enterprise and commercial clients across the U.S. The segment contributed $8.2 million of non-interest income and $7.7 million of non-interest expense. As a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by EWS and NTS, including its subsidiary SIDCO, within two years of becoming a financial holding company, subject to any extension of the two-year period.

Corporate and Other - Represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries including Newtek Insurance and Newtek Payroll, non-bank lending including our joint ventures,, and elimination adjustments to reconcile the results of the operating segments to the unaudited condensed consolidated financial statements prepared in conformity with GAAP.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Capital One Facility, Notes payable - related parties, 2024 Notes, 2025 5.00% Notes, 2025 8.125% Notes, 2026 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. In the quarter ended March 31, 2023, our primary use of funds from operations included originations of loans and payments of fees and other operating expenses we incurred. In the fiscal year ended December 31, 2022, we used our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, including “at-the-market”, or ATM, and private offerings of securities. On January 27, 2023, the Company submitted a Form S-3 with the SEC in order to commence the process of re-establishing an effective shelf registration statement.

Public Offerings

ATM Program

On June 25, 2020, the Company entered into the 2020 ATM Equity Distribution Agreement. On July 20, 2022, the Company entered into Amendment No. 1 to the 2020 ATM Equity Distribution Agreement. The 2020 ATM Equity Distribution Agreement, as amended, provides that the Company may offer and sell up to 6,400,000 shares of common stock from time to time through the placement agents. From inception through December 31, 2022, we sold 3,069,754 shares of our common stock at a weighted average price of $23.02 per share. Proceeds, net of offering costs and expenses were $70.6 million. The Company paid the placement agents $1.4 million in compensation. The Company does not currently have an effective shelf registration statement in place and therefore, the ATM program has been suspended as of January 6, 2023 however on January 27, 2023 the Company submitted a Form S-3 with the SEC in order to commence the process of re-establishing an effective shelf registration statement and intends to seek effectiveness of such registration statement upon completion of the SEC review process and may, subject to market conditions, consider re-engaging in an equity ATM program at such time.

2026 Notes

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

The 2026 Notes will mature on February 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after February 1, 2022, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price equal to the following amounts, plus accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed plus (2) the sum of the present value of the scheduled payments of interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed from the redemption date until February 1, 2023, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points; provided, however, that if the Company redeems any 2026 Notes on or after February 1, 2023 (the date falling three years prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The 2026 Notes bear interest at a rate of 5.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2021, and trade on the Nasdaq Global Market under the trading symbol “NEWTZ.” At March 31, 2023, the Company was in compliance with all covenants related to the 2026 Notes.

2024 Notes

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

The 2024 Notes will mature on August 1, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after August 1, 2021, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 5.75% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year, commencing on November 1, 2019, and trade on the Nasdaq Global Market under the trading symbol “NEWTL.” At March 31, 2023, the Company was in compliance with all covenants related to the 2024 Notes.

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

On December 29, 2021, the Company redeemed $40.0 million in aggregate principal amount of the $78.25 million of principal amount of 2024 Notes outstanding at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from November 1, 2021 through, but excluding, the redemption date. As of March 31, 2023, the outstanding principal balance of the 2024 Notes was $38.25 million.

The Base Indenture, and each supplemental indenture thereto, contains certain covenants. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. Each supplemental indenture (except for the Tenth Supplemental Indenture) includes covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by each supplemental indenture thereto. These covenants currently apply to the 2024 and 2026 Notes. At March 31, 2023, the Company was in compliance with all covenants related to the Notes.

2025 Notes (Private Placement)

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

On January 23, 2023 we completed a private placement offering of $50.0 million aggregate principal amount of 8.125% notes due 2025. The net proceeds from the sale of the notes were approximately $48.94 million, after deducting estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the sale of the Notes for general corporate purposes, including payment of expenses incurred in connection with the issuance of the notes and other working capital purposes. The Notes will mature on February 1, 2025. The Notes bear interest at a rate of 8.125% per year payable semiannually on February 1 and August 1 each year, commencing on August 1, 2023.

Capital One Facilities
In May 2017, NSBF amended its Capital One facility to increase the facility from $50.0 million to $100.0 million and reduce the interest rate. The facility was amended again in June 2018 and the portion of the facility collateralized by the government guaranteed portion of SBA 7(a) loans, was reduced to Prime minus 0.75% (previously Prime minus 0.25%). The interest rate on the portion of the facility, collateralized by the non-guaranteed portion of SBA 7(a) loans, was reduced to Prime plus 0.25% (previously Prime plus 0.75%). The facility provides for a 55% advance rate on the non-guaranteed portions of the SBA 7(a) loans NSBF originates, and a 90% advance rate on the guaranteed portions of SBA 7(a) loans NSBF originates. In addition, the amendment extended the date on which the facility will convert to a term loan from May 16, 2017 to May 11, 2020 and extended the maturity date of the facility to May 11, 2022. In June 2019, the facility was increased from $100.0 million to $150.0 million. On May 7, 2020, NSBF amended its existing line of credit with Capital One to, among other things, extend the maturity date on which the credit facility will convert into a term loan for a period of three years to May 7, 2023, with the term loan maturing on May 7, 2025. On February 28, 2023, NSBF entered into a Limited Waiver Agreement with the lenders under the Capital One facility pursuant to which the lenders waived the event of default under the facility relating to NSBF’s net income for the quarter ended on December 31, 2022. See “Recent Developments – Capital One Facility Waiver.”

At March 31, 2023, there was $46.2 million and $67.6 million outstanding under the guaranteed and unguaranteed lines of credit, respectively. At March 31, 2023, we were in full compliance with all applicable loan covenants.
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

In September 2022, NSBF completed its twelfth securitization which resulted in the transfer of $116.2 million of unguaranteed portions of SBA loans to the 2022-1 Trust. The 2022-1 Trust in turn issued securitization notes for the par amount of $103.4 million, consisting of $95.4 million of Class A notes and $20.8 million Class B notes, against the 2022-1 Trust assets in a private placement. The Class A and Class B notes received an “A-” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is October 2049. The Class A and Class B notes bear interest at an average rate of 30-day average compounded SOFR plus 2.97% across both classes.

In December 2021, NSBF completed its eleventh securitization which resulted in the transfer of $103.4 million of unguaranteed portions of SBA loans to the 2021-1 Trust. The 2021-1 Trust in turn issued securitization notes for the par amount of $103.4 million, consisting of $79.7 million of Class A notes and $23.8 million Class B notes, against the 2021-1 Trust assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is December 2048. The Class A and Class B notes bear interest at an average rate of LIBOR plus 1.92% across both classes. Generally, in the event that the one-month LIBOR or Prime Rate becomes unavailable or otherwise unpublished, NSBF will select as a replacement a comparable alternative in accordance with the terms of the 2021-1 securitization transaction documents.

In October 2019, NSBF completed its tenth securitization which resulted in the transfer of $118.9 million of unguaranteed portions of SBA loans to the 2019-1 Trust. The 2019-1 Trust in turn issued securitization notes for the par amount of $118.9 million, consisting of $93.5 million of Class A notes and $25.4 million Class B notes, against the 2019-1 Trust assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is December 2044. The Class A and Class B notes bear interest at an average rate of LIBOR plus 1.83% across both classes. Generally, in the event that the one-month LIBOR or Prime Rate becomes unavailable or otherwise unpublished, NSBF will select as a replacement a comparable alternative in accordance with the terms of the 2019-1 securitization transaction documents.

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

In December 2017, NSBF completed its eighth securitization which resulted in the transfer of $76.2 million of unguaranteed portions of SBA loans to the 2017-1 Trust. The 2017-1 Trust in turn issued securitization notes for the par amount of $75.4 million, consisting of $58.1 million Class A notes and $17.3 million of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is February 2043. The Class A and Class B notes bear interest at a rate of 1 month LIBOR plus 2.0% and 3.0%, respectively. Generally, in the event that the one-month LIBOR or Prime Rate becomes unavailable or otherwise unpublished, NSBF will select as a replacement a comparable alternative index over which it has no direct control and which is readily verifiable, in accordance with the terms of the 2017-1 securitization transaction documents.. On February 27, 2023, the 2017-1 Trust was terminated as a result of NSBF purchasing the 2017-1 Trust assets, with the 2017-1 Trust’s noteholders receiving the redemption price.

Cash Flows and Liquidity
As of March 31, 2023, the Company’s unused sources of liquidity consisted of $8.2 million available through the Capital One facility, $97.2 million of interest bearing deposits in banks, and $27.3 million in unrestricted cash.

Restricted cash of $72.6 million as of March 31, 2023 is primarily held by NSBF. The majority, or $63.3 million of restricted cash includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants.

The Company generated and used cash as follows:

(in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net cash provided by (used in) operating activities	$(10,426)	$6,478
Net cash used in investing activities	(23,898)	—
Net cash provided by (used in) financing activities	80,966	(29,884)
Net (decrease) increase in cash and restricted cash	46,642	(23,406)
Cash and restricted cash, beginning of period	125,606	186,860
Consolidation of cash from controlled investments	24,896	—
Cash and restricted cash, end of period	$197,144	$163,454
During the three months ended March 31, 2023, operating activities used cash of $10.4 million, consisting primarily of (i) $156.7 million of SBA 7(a) loan investments funded; (ii) a $7.4 million decrease in due to participants which arises when loan payments are received in the current period but not processed in time to have funds remitted to the participant during the current period; the amount varies depending on payment volume and timing at quarter end; and (iii) a $41.4 million increase in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settle during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end. These uses of cash were offset by (i) $121.6 million of proceeds from the sale of loans and (ii) $1.3 million of principal payments received from SBA non-affiliate investments.
Cash used by investing activities primarily comprised $27.9 million used to purchase available-for-sale securities and $7.6 million in the net increase in loans held for investment, at fair value.
Net cash provided by financing activities was $81.0 million consisting primarily of a (i) $19.5 million issuance of preferred stock, (ii) $47.3 million of net borrowings under our bank notes payable and (iii) $50.0 million of issuances of the 2025 8.125% Notes. These sources of cash were offset by (i) $31.0 million of principal payments related to securitization notes payable.
In association with the Acquisition of NBNYC on January 6, 2023 and subsequent election to withdraw the Company’s status as a BDC, the newly consolidated entities’ cash was added to the balance sheet of the Company for the quarter ending March 31, 2023.

Contractual Obligations
The following table represents the Company’s obligations and commitments as of March 31, 2023:

(in thousands)	Payments due by period
Contractual Obligations	Total	2023	2024	2025		2026	2027	Thereafter
Bank notes payable	$113,753	$113,753	$—	$—		$—	$—	$—
Webster NMS Note	39,871	—	—	—		—	39,871	—
FHLB Advances	24,761	—	6,000	6,000		—	12,761	—
SPV I Capital One Facility	19,347	—	—	19,347		—	—	—
SPV III One Florida Bank Facility	13,698	—	13,698	—		—	—	—
SPV II Deutsche Bank Facility	7,123	—	7,123	—		—	—	—
Webster CDS Line of Credit	2,180	2,180	—	—	0	—	—	—
Securitization notes payable[1]	252,128	—	—	—		—	—	252,128
2024 Notes[1]	38,250	—	38,250	—		—	—	—
2025 Notes[1]	30,000	—	—	30,000		—	—	—
2026 Notes[1]	115,000	—	—	—		115,000	—	—
Employment agreements	2,494	2,131	363	—		—	—	—
Operating leases	10,082	2,163	2,820	2,585		2,035	479	—
Totals	$668,687	$120,227	$68,254	$57,932		$117,035	$53,111	$252,128
(1) Amounts represent principal only and are not shown net of unamortized debt issuance costs. See NOTE 11—BORROWINGS.

Capital

The maintenance of appropriate levels of capital is a management priority and is monitored on a regular basis. The Company’s principal goals related to the maintenance of capital are the following: to provide adequate capital to support the Company’s risk profile consistent with the risk appetite approved by the Board of Directors; to provide financial flexibility to support future growth and client needs; comply with relevant laws, regulations, and supervisory guidance; to achieve optimal ratings for the Company and its subsidiaries; and to provide a competitive return to shareholders. Management regularly monitors the capital position of the Company on both a consolidated and bank level basis. Risk-based capital ratios, which include Tier 1 Capital, Total Capital and Common Equity Tier 1 Capital, are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

Capital amounts and ratios as of March 31, 2023 are presented in the table below:

			Minimum Capital
(in thousands)	Actual Amount	Ratio	Requirement Amount	Ratio
Consolidated - March 31, 2023
Tier 1 Capital (to Average Assets)	$184,667	16.5%	$46,207	4.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	184,667	18.3%	45,479	4.5%
Tier 1 Capital (to Risk-Weighted Assets)	184,667	18.3%	60,639	6.0%
Total Capital (to Risk-Weighted Assets)	206,594	20.4%	80,852	8.0%
Bank - March 31, 2023
Tier 1 Capital (to Average Assets)	$77,076	27.2%	$11,325	4.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	77,076	34.1%	10,176	4.5%
Tier 1 Capital (to Risk-Weighted Assets)	77,076	34.1%	13,568	6.0%
Total Capital (to Risk-Weighted Assets)	79,265	35.1%	18,090	8.0%

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies for the quarterly period ended March 31, 2023.
Fair Value Measurements

For the quarterly period ended March 31, 2023, we valued investments for which market quotations are readily available at their market quotations. However, a readily available market value did not exist for many of the investments in our portfolio, and we valued these portfolio investments at fair value as determined in good faith by our Board under our valuation policy and process. We may have sought pricing information with respect to certain of our investments from pricing services or brokers or dealers in order to value such investments. We also employed independent third party valuation firms for certain of our investments for which there is not a readily available market value.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from values that may ultimately be received or settled.

Our Board was ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where investments require a fair value determination.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosure purposes. For the fiscal year ended December 31, 2022, the Company carried all investments at fair value. Additionally, the Company carried its servicing assets at fair value. The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and gives the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of the significant input to its valuation. The levels of the fair value hierarchy are as follows:

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

Valuation of Investments

Level 1 investments were valued using quoted market prices. Level 2 investments were valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments were valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that were engaged at the direction of the Board to assist in the valuation of certain portfolio investments without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process.

For certain investments, the Company generally calculated the fair value of the investment primarily based on the NAV of the entity and adjusted the fair value for other factors that would affect the fair value of the investment. The Company used this valuation approach for its investment in its joint ventures.

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

Changes in the market environment and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. For the fiscal year ended December 31, 2022, we determined the fair value of each individual investment and recorded changes in fair value as unrealized appreciation or depreciation.For the fiscal year ended December 31, 2022, our investment portfolio is carried on the consolidated statements of assets and liabilities at fair value with any adjustments to fair value recognized as "Net unrealized appreciation (depreciation)" on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net realized gains (losses)."

We believe our investment portfolio as of March 31, 2023 and December 31, 2022 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

As of January 6, 2023, the Company no longer qualifies as a regulated investment company for federal income tax purposes and no longer qualifies for accounting treatment as an investment company and therefore, we no longer fair value the investments in our portfolio companies. During this wind-down of NSBF’s operations, NSBF will be required to continue to own its SBA 7(a) loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval), sale or transfer. In addition, NSBF will be required to continue to service and liquidate its SBA Loan Portfolio, including processing forgiveness and loan reviews for PPP Loans, pursuant to an SBA approved lender service provider agreement with SBL. The Company will continue to fair value NSBF’s SBA 7(a) loan portfolio until the portfolio is completely runoff. The Company reports both realized and unrealized gains and losses relating to the fair value adjustments on the legacy NSBF SBA 7(a) portfolio.

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for credit losses and the reserve for unfunded commitments. As a result of the Company’s Acquisition the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) and its related amendments, we developed a methodology for estimating the reserve for credit losses. The standard replaced the “incurred loss” approach with an “expected loss” approach known as current expected credit loss. The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred.” The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, the Company considers forecasts about future economic conditions that are reasonable and supportable. The reserve for unfunded commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws.

Management of the Company considers the accounting policy relating to the allowance for credit losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of our loan portfolio. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Going forward, the impact of utilizing the CECL approach to calculate the reserve for credit losses will be significantly influenced by the composition, characteristics, and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility in the reserve for credit losses, and therefore, greater volatility to our reported earnings.

Valuation of Servicing Assets

For the quarterly period ended March 31, 2023, the Company accounted for servicing assets in accordance with ASC 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. Servicing assets were measured at fair value at each reporting date and the Company reported changes in the fair value of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgement is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy.

Income Recognition
For the quarterly period ended March 31, 2023, management reviewed all loans that became 90 days or more past due on principal or interest or when there was reasonable doubt that principal or interest would be collected for possible placement on management’s designation of non-accrual status. Interest receivable was analyzed regularly and reserved against when deemed uncollectible. Interest payments received on non-accrual loans were recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans were restored to accrual status when past due principal and interest was paid and, in management’s judgment, were likely to remain current, although there may have been exceptions to this general rule if the loan had sufficient collateral value and was in the process of collection.
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

For the quarterly period ended March 31, 2023, we received servicing income related to the guaranteed portions of SBA loan investments which we sell into the secondary market. These recurring fees were earned and recorded daily. Servicing income was earned for the full term of the loan or until the loan is repaid.

For the quarterly period ended March 31, 2023, we received a variety of fees from borrowers in the ordinary course of conducting our business, including packaging fees, legal fees, late fees and prepayment fees. All other income was recorded when earned.
For the quarterly period ended March 31, 2023, distributions of earnings from our joint ventures were evaluated to determine if the distribution is income, return of capital or realized gain.

Following our conversion to a financial holding company, we generate income in the form of interest, servicing and other fee income on the loans we and Newtek Bank originate. In addition, our portfolio companies have become consolidating subsidiaries of NewtekOne in 2023 and therefore, under the new organizational structure, their income is consolidated within the statement of operations going forward along with our joint ventures. With the inclusion of NMS, NIA, PMT, and NTS, we anticipate reporting Web Hosting and IT Support Revenue, Electronic Payment Processing Revenue, Insurance Commissions Revenue, and Payroll Processing Revenue going forward.

Income Taxes

Deferred tax assets and liabilities are computed based upon the differences between the financial statement and income tax basis of assets and liabilities using the enacted tax rates in effect for the year. These differences stem from net unrealized gains and losses generated by the Company, on the book value of intangible assets held by the Company, and on the total NOL balance carried forward from prior years. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets or liabilities will not be realized, a valuation allowance is required to reduce the deferred tax assets or liabilities to the amount that is more likely than not to be realized. Such deferred tax liabilities recorded on the statement of financial condition were $3.5 million and $19.2 million at March 31, 2023 and December 31, 2022, respectively. Deferred tax assets were $8.2 million at March 31, 2022 and there was no deferred tax asset at December 31, 2022 on the statement of financial condition. The change in deferred tax assets and liabilities is included as a component of income tax expense (benefit) in the consolidated statements of operations as a financial holding company.

The Company’s U.S. federal and state income tax returns prior to fiscal year 2019 are generally closed, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

For the three months ended March 31, 2023 and 2022, no U.S. federal excise taxes were due.

Formerly, as a RIC ending with the Company’s December 31, 2022 fiscal year end, the Company was not subject to corporate level income tax. Beginning with the January 1, 2023 fiscal year, the Company no longer qualifies as a RIC and will be subject to corporate level income tax. See NOTE 18—INCOME TAXES.

Recently Adopted Accounting Pronouncements

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments” (Topic 326) and in April 2019, the FASB issued ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (collectively, “CECL”). CECL changed how entities measure potential credit losses for most financial assets and certain other instruments that are not measured at fair value. CECL replaced the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost. While ASU 2016-13 does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. CECL is effective for the Company beginning January 1, 2023.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts and transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective as of March 12, 2020 through December 31, 2022. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates, however, the impact of the adoption is not expected to be material. The adoption of ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities From Contracts With Customers. ASU 2021-08 is for all entities that enter into a business combination within the scope of ASC 805-10, Business Combinations — Overall. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The adoption of ASU 2021-08 did not have a material impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326) — Troubled Debt Restructurings and Vintage Disclosures. The amendments in this Update eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. For public business entities, the amendments in this Update require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Implementation of this ASU did not materially impact the Company’s financial statements or disclosures.

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

In March 2023 the FASB issued ASU No. 2023-02, “Investments — Equity Method and Joint Ventures (Topic 323)”: Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method — a consensus of the FASB Emerging Issues Task Force. All reporting entities that hold (1) tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or (2) an investment in a LIHTC structure through a limited liability entity that is not accounted for using the proportional amortization method and to which certain LIHTC-specific guidance removed from ASC 323-740 has been applied. In addition, the disclosure requirements apply to investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method (including investments within that elected program that do not meet the conditions to apply the proportional amortization method). For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. The Company is currently evaluating the impact of adopting ASU No. 2022-03 on the consolidated financial statements.

Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of March 31, 2023.

Recent Developments

NSBF Wind-down Agreement

On April 13, 2023, NSBF and the SBA entered into an agreement in connection with NSBF’s and the Company’s subsidiary Newtek Bank, N.A.’s participation in the SBA 7(a) loan program. NSBF has been licensed by the SBA for over twenty years as a small business lending company (SBLC) that has originated and serviced loans through the SBA 7(a) Program (as authorized by section 7(a) of the Small Business Act, 15 U.S.C. 636(a)). The Company’s business plan prepared in connection with the acquisition of the National Bank of New York City (renamed Newtek Bank, N.A.), provided for all SBA 7(a) loan originations to be transitioned to Newtek Bank and for NSBF to cease originations of SBA 7(a) loans. Pursuant to the Agreement, NSBF has begun to wind-down its operations and NSBF’s SBA 7(a) pipeline of new loans has been transitioned to Newtek Bank. During this wind-down process, NSBF will continue to own the SBA 7(a) loans and PPP Loans currently in its SBA loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval), sale or transfer. NSBF will continue to service and liquidate its SBA loan portfolio, including processing forgiveness and loan reviews for PPP Loans, pursuant to an SBA approved lender service provider agreement with SBL. In addition, during the wind-down process, NSBF will be subject to minimum capital requirements established by the SBA, be required to continue to maintain certain amounts of restricted cash available to meet any obligations to the SBA, have restrictions on its ability to make dividends and distributions to the Company, and remain liable to SBA for post-purchase denials and repairs on the guaranteed portions of SBA 7(a) loans originated and sold by NSBF, from the proceeds generated by NSBF’s SBA loan portfolio. The Company will guarantee NSBF’s obligations to the SBA and has agreed to create and fund a $10 million account to secure these obligations. The Company’s, NSBF’s and SBL’s dedicated lending team and employees are now supporting Newtek Bank, as well as NSBF’s management team and employees who are now part of the Newtek Bank and its SBL subsidiary. In April 2023, Newtek Bank began funding and servicing the SBA 7(a) loans in NSBF's pipeline, following the NewtekOne SBA 7(a) loan business model.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We consider the principal types of risk in our investing activities to be fluctuations in interest rates and the availability of the secondary market for our SBA loans. Risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
NSBF primarily lends, and Newtek Bank will primarily lend, at an interest rate of prime, which resets on a calendar quarterly basis, plus a fixed margin. The Capital One revolver lines are on a prime plus or minus a fixed factor basis and the securitization notes are at prime or 1 month LIBOR, plus a fixed margin, whichever is less. As a result, the Company believes it has matched its cost of funds to its interest income in its financing activities. However, because of the differential between the amount lent and the smaller amount financed a significant change in market interest rates will have a material effect on our income. In periods of sharply rising interest rates, our cost of funds will increase at a slower rate than the interest income earned on the loans we have originated; this should improve our net investment income, holding all other factors constant. However, a reduction in interest rates will result in the Company experiencing a reduction in investment income; that is, its interest income will decline more quickly than interest expense resulting in a net reduction of benefit to investment income. On June 30, 2022, SBA published final rules, effective August 1, 2022, revising various regulations governing the SBA’s business loan programs. As part of these rule changes, the SBA amended 13 CFR 1201.214(d), to require the use of loan amounts as the basis upon which the variable interest rate is set on SBA 7(a) loans, instead of loan maturities. To implement this change, SBA revised 13 CFR 1201.214(d) to reflect the maximum variable interest rates for all SBA 7(a) loans, as follows: (1) For all 7(a) loans of $50,000 and less, the interest rate shall not exceed six and a half (6.5) percentage points over the base rate; (2) For all 7(a) loans of more than $50,000 and up to and including $250,000, the maximum interest rate shall not exceed six (6.0) percentage points over the base rate; (3) For all 7(a) loans of more than $250,000 and up to and including $350,000, the maximum interest rate shall not exceed four and a half (4.5) percentage points over the base rate; and (4) For all 7(a) loans of more than $350,000, the maximum interest rate shall not exceed three (3.0) percentage points over the base rate. The Company is evaluating these rule changes and the potential impacts.

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
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents and restricted cash) which was approximately $197.1 million at March 31, 2023. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. As of March 31, 2023, cash deposits in excess of insured amounts totaled approximately $49.3 million.

Interest rate risk is a significant market risk and can result from timing and volume differences in the repricing of rate-sensitive assets and liabilities, widening or tightening of credit spreads, changes in the general level of market interest rates and changes in the shape and level of market yield curves. The Company manages the interest rate sensitivity of interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Management of interest rate risk is carried out primarily through strategies involving available-for-sale securities, loan and lease portfolio, and available funding sources.

The Company has an Asset/Liability Committee to communicate, coordinate and control all aspects involving interest rate risk management. The Asset/Liability Committee, which includes three members of our board of directors, establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals. Adherence to relevant policies is monitored on an ongoing basis by the Asset/Liability Committee.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The Company analyzes interest rate sensitivity position to manage the risk associated with interest rate movements through the use of two simulation models: economic value of equity (“EVE”) and net interest income (“NII”) simulations. These simulations project both short-term and long-term interest rate risk under a variety of instantaneous parallel rate shocks applied to a static balance sheet. The EVE simulation provides a long-term view of interest rate risk because it analyzes all of the Company’s future cash flows. EVE is defined as the present value of the Company’s assets, less the present value of its liabilities, adjusted for any off-balance sheet items. The results show a theoretical change in the economic value of shareholders’ equity as interest rates change.

EVE and NII simulations are completed routinely and presented to the Asset/Liability Committee. The simulations provide an estimate of the impact of changes in interest rates on equity and net interest income under a range of assumptions. The numerous assumptions used in the simulation process are provided to the Asset/Liability Committee on at least an annual basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors. Simulation analysis is only an estimate of interest rate risk exposure at a particular point in time. The Company regularly models various forecasted rate projections with non-parallel shifts that are reflective of potential current rate environment outcomes. Under these scenarios, the Company’s interest rate risk profile may increase in asset sensitivity, decrease in asset sensitivity, or depending on the scenario and timing of anticipated rate changes, may transition to a liability sensitive interest rate risk profile. Regular, robust modeling of various interest rate outcomes allows the Company to properly assess and manage potential risks from various rate shifts.

Estimated Changes in EVE and NII. The table below sets forth, as of March 31, 2023, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Basis Point ("bp") Change in	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Interest Rates	12 months beginning March 31, 2023	12 months beginning March 31, 2024	As of March 31, 2023
+200	2.7%	6.0%	2.5%
+100	1.3	2.8	1.8
-100	(1.1)	(2.8)	0.3
-200	(2.2)	(5.5)	(0.6)

Rates are increased instantaneously at the beginning of the projection. The Company is slightly asset sensitive in the initial year, as the Company’s variable rate loan portfolio reprices the full amount of the assumed change in interest rates, while the retail savings and short-term retail certificates of deposits portfolio will reprice with an assumed beta. The Company is asset sensitive in the second year of the projection due to interest rates increasing or decreasing for the full year, the Company’s loan portfolio continuing to reprice, and also due to the other assumptions used in the analysis as noted previously. Interest rates do not normally move all at once or evenly over time, but management believes that the analysis is useful to understanding the potential direction and magnitude of net interest income changes due to changing interest rates.

The EVE analysis shows that the Company would theoretically lose market value in a rising rate environment. The favorable EVE change resulting from the loan and lease portfolio in a rising rate analysis is more than offset by the devaluation of the interest-bearing liabilities. This is largely driven by the Company’s longer asset duration, primarily consisting of investments and loans, versus the shorter duration of its funding portfolio, primarily consisting of retail savings and short-term retail certificates of deposits. Increased fixed rate loan production since 2020, given the historical low market rate environment, has also been a significant driver in the model results.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures:

As of March 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of business, the Company and its wholly-owned subsidiaries may from time to time be party to lawsuits and claims. The Company evaluates such matters on a case by case basis and its policy is to contest vigorously any claims it believes are without compelling merit. The Company is not currently involved in any litigation matters that are expected to have a material impact on the Company’s financial condition. For legal proceedings, refer to Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 15, 2023.

For example, the Company closed on its $5.4 million investment in BSP in June 2016. Subsequently, as previously disclosed, the Company invested $1.7 million in additional capital and recorded $7.1 million in unrealized losses on the BSP investment to write down the fair value of the investment to $0.0 million by June 30, 2019. The BSP investment resulted in protracted litigation with Kerri Agee, the former owner and President of BSP, who filed for bankruptcy and was indicted in 2019 for, and convicted in 2021 of, defrauding the SBA. The Agee litigation concluded with Holdco 5 obtaining a nondischargeable judgment against Agee in the amount of $6.2 million in January 2022. Holdco 5 intends to pursue its rights relating to this matter, though there can be no assurances of the possibility of recovering some or substantially all of the assets referred to in the judgement. Holdco 5 has not recorded any gain contingency relating to this litigation.

In addition, as a result of a litigation brought by the Federal Trade Commission (the “FTC”) in October 2012, NMS voluntarily entered into, and is presently operating under, a permanent injunction with respect to certain of its business practices.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 16, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with the DRIP. During the three months ended March 31, 2023 and March 31, 2022 we issued 5,800 and 8,900 shares of common stock, respectively, valued at $0.1 million and $0.2 million, respectively to shareholders in connection with the DRIP.

We also issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with dividends on unvested restricted stock awards. During the three months ended March 31, 2023 and March 31, 2022 we issued an additional 4,700 and 4,108 shares, respectively, valued at $0.1 million and $0.1 million, respectively, related to dividends on unvested restricted stock awards.

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

3.3
Articles of Amendment to the Amended and Restated Articles of Incorporation of NewtekOne, Inc. (Incorporated by reference to Exhibit 99.1 to Newtek’s Current Report on Form 8-K, filed January 17, 2023).

3.4	Amended Bylaws of NewtekOne, Inc. (Incorporated by reference to Exhibit 99.1 of Newtek’s Current Report on Form 8-K, filed January 24, 2023).

3.5	Articles Supplementary to the Amended and Restated Articles of Incorporation of NewtekOne, Inc (Incorporated by reference to Exhibit 3.1 to Newtek’s Current Report on Form 8-K filed February 7, 2023).
4.1
Investor Rights Agreement among Newtek, Patriot Financial Partners IV, L.P. and Patriot Financial Partners Parallel IV, L.P. dated as of February 3, 2023 (Incorporated by reference to Exhibit 10.1 to Newtek’s Current Report on Form 8-K filed February 7, 2023).

4.2
Registration Rights Agreement among Newtek, Patriot Financial Partners IV, L.P. and Patriot Financial Partners Parallel IV, L.P. dated as of February 3, 2023 (Incorporated by reference to Exhibit 10.2 to Newtek’s Current Report on Form 8-K filed February 7, 2023).

31.1*	Certification by Principal Executive Officer required by Rules 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2*	Certification by Principal Financial Officer required by Rules 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1**	Certification by Principal Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2**	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) the Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022; (iii) the Consolidated Statements of Changes in Stockholders Equity for the three months ended March 31, 2023 and 2022; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEKONE, INC.

Date: May 11, 2023	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: May 11, 2023	By:	/S/ NICHOLAS LEGER
Nicholas Leger
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)