Form 10-Q
period 2023-06-30
NewtekOne, Inc.
filed 2023-08-07
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2023, there were 24,670,890 shares outstanding of the registrant’s Common Stock, par value $0.02 per share.

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to NewtekOne, Inc. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2016-1 Trust	Newtek Small Business Loan Trust, Series 2016-1, terminated in December 2021
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1, terminated in February 2023
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1
2019-1 Trust	Newtek Small Business Loan Trust, Series 2019-1
2021-1 Trust	Newtek Small Business Loan Trust, Series 2021-1
2022-1 Trust	Newtek Small Business Loan Trust, Series 2022-1
2023-1 Trust	Newtek Small Business Loan Trust, Series 2023-1
2022 Notes	7.50% Notes due 2022, redeemed in August 2019
2024 Notes	5.75% Notes due 2024
2025 6.85% Notes	6.85% Notes due 2025, redeemed in May 2022
2025 5.00% Notes	5.00% Notes due 2025
2025 8.125% Notes	8.125% Notes due 2025
2025 Notes	Collectively, the 2025 6.85% Notes, the 2025 5.00% Notes and the 8.125% Notes due 2025
2026 Notes	5.50% Notes due 2026
ABL	Asset based lending
ACL	Allowance for credit losses
Acquisition	The Company’s Acquisition of NBNYC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
2020 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated June 25, 2020 by and among the Company and the placement agents, as amended on July 20, 2022
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
C&I	Conventional commercial and industrial loans
Code	Internal Revenue Code of 1986, as amended
CRE	Conventional commercial real estate lending
Deutsche Bank	Deutsche Bank AG
DIF	Deposit Insurance Fund of the FDIC
DRIP	The Company's dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
2015 Stock Incentive Plan	The Company's 2015 Stock Incentive Plan
2023 Stock Incentive Plan	The Company’s 2023 Stock Incentive Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Federal Reserve	Board of Governors of the Federal Reserve System
FDIC	Federal Deposit Insurance Corporation
LIBOR	London Interbank Offered Rate
NAV	Net Asset Value
SPV I Capital One Facility	Revolving Credit and Security Agreement between NBL SPV I, LLC, a wholly-owned subsidiary of Holdco 6, and Capital One
SPV II Deutsche Bank Facility	Revolving Credit and Security Agreement between NBL SPV II, LLC, a wholly-owned subsidiary of Holdco 6, and Deutsche Bank

SPV III One Florida Bank Facility	Revolving Credit and Security Agreement between NBL SPV III, LLC, a wholly-owned subsidiary of Holdco 6, and One Florida Bank
NBNYC	National Bank of New York City, which has been renamed Newtek Bank, National Association
Receivable and Inventory Facility	Loan and Security Agreement between NBC and Webster, as successor by merger to Sterling National Bank, as lender, to fund accounts receivable and inventory financing arrangements.
Related Party RLOC	Unsecured revolving line of credit agreement between NMS as lender and Newtek as borrower
OCC	Office of the Comptroller of the Currency
PLP	Preferred Lenders Program, as authorized by the SBA
PPP	Paycheck Protection Program
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SBLC	Small Business Lending Company
SEC	U.S. Securities and Exchange Commission
SMB	Small-and-medium sized businesses
Stock Purchase Agreement	Stock Purchase Agreement dated August 2, 2021, between the Company, NBNYC and certain NBNYC shareholders to acquire all of the issued and outstanding stock of NBNYC, as amended through December 12, 2022
Trustee	U.S. Bank, National Association
TSO II	TSO II Booster Aggregator, L.P.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States
Webster	Webster Bank, N.A.

Subsidiaries and Joint Ventures
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
NBL	Newtek Business Lending, LLC, a wholly-owned subsidiary of Newtek Bank; NBL was merged into SBL on May 2, 2023
NCL	Newtek Commercial Lending, Inc, a consolidated subsidiary
NCL JV	Newtek Conventional Lending, LLC, a 50% owned joint venture
Newtek Bank	Newtek Bank, National Association
TSO JV	Newtek TSO II Conventional Credit Partners, LP, a 50% owned joint venture
Exponential	Exponential Business Development Co., Inc., a taxable subsidiary
NMS	Newtek Merchant Solutions, LLC (formerly Universal Processing Services of Wisconsin LLC), a consolidated subsidiary
Mobil Money	Mobil Money, LLC, a consolidated subsidiary
NTS	Newtek Technology Solutions, Inc., a consolidated subsidiary
IPM	International Professional Marketing, Inc., a former wholly-owned controlled portfolio company which merged into NTS on July 1, 2021
SIDCO	SIDCO, LLC dba Cloud Nine Services, a subsidiary of NTS
EWS	Excel WebSolutions, LLC, a consolidated subsidiary
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a consolidated subsidiary
SBL	Small Business Lending, LLC, a wholly owned subsidiary of Newtek Bank
NPS or PMT	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a consolidated subsidiary
NIA	Newtek Insurance Agency, LLC, a consolidated subsidiary
TAM	Titanium Asset Management LLC, a consolidated subsidiary
EMCAP	EMCAP Loan Holdings, LLC
POS	POS on Cloud, LLC, dba Newtek Payment Systems, a 59.7% consolidated subsidiary

Explanatory Note:

On January 6, 2023, the Company completed the Acquisition of NBNYC, a national bank regulated and supervised by the OCC. In addition, on January 6, 2023, the Company filed with the SEC a Form N-54C, Notification of Withdrawal of Election to be Subject to the 1940 Act, and has ceased to be a BDC effective as of January 6, 2023. As a result of the foregoing, the Company is now a financial holding company, no longer qualifies as a regulated investment company (RIC) for federal income tax purposes, and no longer qualifies for accounting treatment as an investment company. As a result, comparisons to periods prior to March 30, 2023 include adjustments made to reconcile prior investment company accounting to the current financial holding company accounting requirements. (See NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION)

NEWTEKONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In Thousands, except for Per Share Data)
	June 30, 2023	December 31, 2022
ASSETS	Financial Holding Company Accounting (Unaudited)	Investment Company Accounting
Cash and due from banks	$48,673	$53,692
Restricted cash	66,741	71,914
Interest bearing deposits in banks	140,920	—
Total cash and cash equivalents	256,334	125,606
Debt securities available-for-sale, at fair value	32,907	—
Loans held for sale, at fair value	106,231	19,171
Loans held for sale, at amortized cost	41,641	—
Loans held for investment, at fair value	512,418	505,268
Loans held for investment, at amortized cost, net of deferred fees and costs	218,265	—
Allowance for credit losses	(4,764)	—
Loans held for investment, at amortized cost, net	213,501	—
Federal Home Loan Bank and Federal Reserve Bank stock	3,012	—
Settlement receivable	119,857	—
Joint ventures, at fair value (cost of $25,315 and $23,314), respectively	27,722	23,022
Controlled investments (cost of $0 and $131,495), respectively	—	259,217
Non-control investments (cost of $1,360 and $1,360), respectively	1,360	1,360
Goodwill and intangibles	27,595	—
Right of use assets	7,002	6,484
Derivative instruments	562	—
Deferred tax asset, net	4,622	—
Servicing assets	35,754	30,268
Other assets	48,593	28,506
Total assets	$1,439,111	$998,902

LIABILITIES AND NET ASSETS

Liabilities:
Deposits:
Noninterest-bearing	$38,233	$—
Interest-bearing	409,124	—
Total deposits	447,357	—
Borrowings	697,387	539,326
Dividends payable	4,766	—
Lease liabilities	8,552	7,973
Deferred tax liabilities, net	—	19,194
Due to participants	19,820	35,627
Accounts payable, accrued expenses and other liabilities	40,501	21,424
Total liabilities	1,218,383	623,544

Shareholders' Equity:
Preferred stock (par value $0.02 per share; authorized 20,000 shares, 20,000 and 20,000 shares issued and outstanding, respectively)	19,738	—
Common stock (par value $0.02 per share; authorized 199,980 shares, 24,615 and 24,609 shares issued and outstanding, respectively)	491	492

Additional paid-in capital	192,114	354,243
Retained earnings	9,075	20,623
Accumulated other comprehensive loss, net of income taxes	(203)	—
Total NewtekOne shareholders’ equity	221,215	375,358
Non-controlling interest	(487)	—
Total shareholders' equity	220,728	375,358
Total liabilities and shareholders' equity	$1,439,111	$998,902

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023 Financial Holding Company Accounting	2022 Investment Company Accounting	2023 Financial Holding Company Accounting	2022 Investment Company Accounting
Interest income
Loans and fees on loans	$19,607	$8,032	$37,109	$15,111
Debt securities available-for-sale	415	—	647	—
Interest from affiliates	—	670	—	1,334
Other interest earning assets	2,531	—	3,512	—
Total interest income	22,553	8,702	41,268	16,445
Interest expense
Notes and securitizations	9,083	4,809	17,801	8,945
Bank and FHLB borrowings	3,746	939	7,685	1,364
Notes payable related party	—	80	—	186
Deposits	4,051	—	5,526	—
Total interest expense	16,880	5,828	31,012	10,495
Net interest income	5,673	2,874	10,256	5,950
Provision for loan credit losses	2,575	—	3,893	—
Net interest income after provision for loan credit losses	3,098	2,874	6,363	5,950
Noninterest income
Dividend income	505	4,981	1,009	12,827
Loan servicing asset revaluation	(534)	(781)	385	(2,340)
Servicing income	4,299	3,175	8,702	6,356
Net gains on sales of loans	13,208	19,891	19,734	35,186
Net gain on derivative transactions	674	—	179	628
Net gain (loss) on loans accounted for under the fair value option	4,363	(5,789)	10,268	(8,507)
Net unrealized appreciation (depreciation) on joint ventures	698	(12)	2,700	(2,333)
Net unrealized appreciation on controlled investments	—	1,578	—	1,875
Technology and IT support income	6,459	—	13,168	—
Electronic payment processing income	10,676	—	21,004	—
Other noninterest income	6,080	2,368	12,066	3,947
Total noninterest income	46,428	25,411	89,215	47,639
Noninterest expense
Technology services expense	3,466	—	7,269	—
Electronic payment processing expense	4,838	—	9,342	—
Salaries and employee benefits expense	19,418	4,499	38,537	9,608
Professional services expense	3,156	1,512	6,596	2,813
Other loan origination and maintenance expense	3,559	7,121	6,386	13,604
Depreciation and amortization	832	60	1,705	123
Loss on extinguishment of debt	—	417	—	417
Other general and administrative costs	4,911	2,043	9,542	3,796
Total noninterest expense	40,180	15,652	79,377	30,361
Net income before taxes	9,346	12,633	16,201	23,228
Income tax expense (benefit)	2,524	(886)	(2,339)	57
Net income	6,822	13,519	18,540	23,171
Less: Net loss attributable to noncontrolling interests	(31)	—	(31)	—

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Net income attributable to NewtekOne, Inc.	6,853	13,519	18,571	23,171
Dividends to preferred shareholders	(400)	—	(649)	—
NewtekOne net income available to common shareholders	$6,453	$13,519	$17,922	$23,171

Earnings per share:
Basic	$0.26	$0.56	$0.72	$0.96
Diluted	$0.26	$0.56	$0.72	$0.96

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023 Financial Holding Company Accounting	2022 Investment Company Accounting	2023 Financial Holding Company Accounting	2022 Investment Company Accounting

Net income	$6,822	$13,519	$18,540	$23,171
Other comprehensive loss before tax:
Net unrealized loss on debt securities available-for-sale during the period	(197)	—	(310)	—
Other comprehensive loss before tax	(197)	—	(310)	—
Income tax benefit	76	—	107	—
Other comprehensive loss, net of tax	(121)	—	(203)	—
Total comprehensive income	6,701	13,519	18,337	23,171
Less: Comprehensive loss attributable to noncontrolling interests	(31)	—	(31)	—
Comprehensive income attributable to NewtekOne, Inc.	$6,732	$13,519	$18,368	$23,171

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Common stock		Preferred stock		Addition-al paid-in-capital	Accumul-ated other comprehe-nsive income	Accumul-ated undistrib-uted earnings	Retained earnings	Equity attributabl-e to non-controlling interest	Total equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	24,609	$491	20	$19,738	$191,316	$(82)	$—	$7,047	$(472)	$218,038

Consolidation of controlled investments adjustment	—	—	—	—	—	—	—	—	16	16
DRIP shares issued	4	—	—	—	73	—	—	—	—	73
Stock-based compensation expense	—	—	—	—	685	—	—	—	—	685
Dividends declared related to RSA	3	—	—	—	59	—	—	(59)	—	—
Purchase of vested stock for employee payroll tax withholding	(2)	—	—	—	(19)	—	—	—	—	(19)
Dividends declared common shares ($0.18/share)	—	—	—	—	—	—	—	(4,366)	—	(4,366)
Dividends declared preferred shares ($12.27/share)	—	—	—	—	—	—	—	(400)	—	(400)
Net income (loss)	—	—	—	—	—	—	—	6,853	(31)	6,822
Other comprehensive loss, net of tax	—	—	—	—	—	(121)	—	—	—	(121)
Balance at June 30, 2023	24,614	$491	20	$19,738	$192,114	$(203)	$—	$9,075	$(487)	$220,728

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Common stock		Additional paid-in-capital	Accumulated undistributed earnings	Total equity
	Shares	Amount
Balance at March 31, 2022	24,161	$483	$368,299	$29,698	$398,480
DRIP shares issued	21	—	373	—	373
Stock-based compensation expense	—	—	467	—	467
Dividends Declared related to RSA	5	—	91	(91)	—
Purchase of vested stock for employee payroll tax withholding	(12)	—	(299)	—	(299)
Restricted stock awards	12	—	—	—	—
Dividends declared common shares ($0.75/share)	—	—	—	(18,008)	(18,008)
Net increase resulting from operations:	—	—	—	—	—
Net investment loss	—	—	—	(2,254)	(2,254)
Net realized gain on investments	—	—	—	19,891	19,891
Net unrealized depreciation on investments	—	—	—	(4,118)	(4,118)
Balance at June 30, 2022	24,187	$483	$368,931	$25,118	$394,532

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Common stock		Preferred stock		Addition-al paid-in-capital	Accumul-ated other comprehe-nsive income	Accumul-ated undistrib-uted earnings	Retained earnings	Non-controlling Interest	Total equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	24,609	$492	—	$—	$354,242	$—	$20,624	$—	$—	$375,358
Conversion from BDC to Bank Holding Company Adjustments:										—
Change in presentation	—	—	—	—	20,624	—	(20,624)	—	—	—
Removal of fair value adjustments	—	—	—	—	(138,044)	—	—	—	—	(138,044)
Consolidation of controlled investments	—	—	—	245	(65,215)	—	—	—	(456)	(65,426)
Reassessment of deferred tax assets and liabilities	—	—	—	—	19,266	—	—	—	—	19,266
DRIP shares issued	10	—	—	—	146	—	—	—	—	146
Stock-based compensation expense	—	—	—	—	1,423	—	—	—	—	1,423
Dividends declared related to RSA	8	—	—	—	119	—	—	(119)	—	—
Purchase of vested stock for employee payroll tax withholding	(13)	(1)	—	—	(447)	—	—	—	—	(448)
Restricted stock awards	—	—	—	—	—	—	—	—	—	—
Issuance of Preferred stock	—	—	20	20,000	—	—	—	—	—	20,000
Allocation of preferred stock proceeds to warrants	—	—	—	—	—	—	—	—	—	—
Preferred stock issuance costs	—	—	—	(507)	—	—	—	—	—	(507)
Allocation of issuance costs to warrants	—	—	—	—	—	—	—	—	—	—
Dividends declared common shares ($0.18/share)	—	—	—	—	—	—	—	(8,728)	—	(8,728)
Dividends declared preferred shares ($12.27/share)	—	—	—	—	—	—	—	(649)	—	(649)
Net income (loss)	—	—	—	—	—	—	—	18,571	(31)	18,540
Other comprehensive loss, net of tax	—	—	—	—	—	(203)	—	—	—	(203)
Balance at June 30, 2023	24,614	$491	20	$19,738	$192,114	$(203)	$—	$9,075	$(487)	$220,728

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Common stock		Additional paid-in-capital	Accumulated undistributed earnings	Total equity
	Shares	Amount
Balance at December 31, 2021	24,159	$483	$367,663	$35,741	$403,887
DRIP shares issued	30	—	598	—	598
Stock-based compensation expense	—	—	1,248	—	1,248
Dividends Declared related to RSA	9	—	201	(201)	—
Purchase of vested stock for employee payroll tax withholding	(30)	—	(779)	—	(779)
Restricted stock awards	19	—	—	—	—
Dividends declared common shares	—	—	—	(33,593)	(33,593)
Net increase resulting from operations:	—	—	—	—	—
Net investment loss	—	—	—	(1,281)	(1,281)
Net realized gain on investments	—	—	—	35,631	35,631
Net unrealized depreciation on investments	—	—	—	(11,179)	(11,179)
Balance at June 30, 2022	24,187	$483	$368,931	$25,118	$394,532

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:	Financial Holding Company Accounting	Investment Company Accounting
Net income	$18,571	$23,171
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net unrealized (appreciation) depreciation on joint ventures	(2,700)	2,333
Net unrealized appreciation on controlled investments	—	(1,875)
Net (gain) loss on loans accounted for under the fair value option	(10,268)	8,507
Net unrealized (appreciation) depreciation on servicing assets	(385)	2,340
Net unrealized appreciation on derivative transactions	(179)	(183)
Net gains on loans held for sale	(19,734)	(29,035)
Loss on extinguishment of debt	—	417
Amortization of deferred financing costs	1,927	1,250
Allowance for credit losses on loans	3,893	—
Stock compensation expense	1,436	1,248
Deferred income taxes	(2,339)	60
Depreciation and amortization	1,705	123
Proceeds from sale of loans held for sale	157,177	345,510
Purchase of loans from affiliate	(6,467)	—
Funding of loans held for sale	(199,744)	(363,904)
Funding of controlled investments	—	(19,750)
Principal received on loans held for sale	6,159	47,459
Principal received from controlled investments	—	2,026
Return of investment from controlled investments	—	9,741
Contributions to joint ventures	(2,000)	—
Other, net	(310)	275
Changes in operating assets and liabilities:
Settlement receivable	(119,857)	(34,184)
Capitalized servicing asset	(5,101)	(6,152)
Due to/from related parties	185	2,919
Other assets	4,976	1,767
Dividends payable	4,766	—
Due to participants	(15,807)	(63,175)
Accounts payable, accrued expenses and other liabilities	(22,504)	3,923
Other, net	1,748	8
Net cash used in operating activities	(204,852)	(65,181)
Cash flows from investing activities:
Net increase in loans held for investment, at fair value	(44,815)	—
Net increase in loans held for investment, at cost	(9,462)	—
Purchase of fixed assets	(129)	(11)
Net increase in Federal Home Loan Bank stock	(1,489)	—
Purchases of available-for-sale securities	(27,903)	—
Acquisitions, net of cash acquired	11,252	—
Net cash used in investing activities	(72,546)	(11)

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities:
Net (paydowns) borrowings on bank notes payable	(38,219)	77,414
Net increase in deposits	310,342	—
Repayment of Federal Home Loan Bank advances	(3,887)	—
Proceeds from preferred stock, net of offering costs	19,493	—
Net repayments under related party line of credit	—	(11,250)
Proceeds from 2025 5.00% Notes	—	30,000
Proceeds from 2025 8.125% Notes	50,000	—
Redemption of 2025 6.85% Notes	—	(15,000)
Payments on Notes Payable - Securitization Trusts	(45,898)	(42,168)
Issuance of Notes Payable - Securitization Trusts	101,364	—
Dividends paid, net of dividend reinvestment plan	(4,612)	(32,995)
Additions to deferred financing costs	(1,087)	(864)
Capitalized loan costs	(1,228)	—
Purchase of vested stock for employee payroll tax withholding	(448)	(779)
Net cash provided by financing activities	385,820	4,358
Net increase (decrease) in cash and restricted cash	108,422	(60,834)
Cash and restricted cash—beginning of period (Note 2)	125,606	186,860
Consolidation of cash from controlled investments	22,306	$—
Cash and restricted cash—end of period (Note 2)	$256,334	$126,026

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$2,218	$676
Dividends declared but not paid during the period	$4,366	$2,003
Issuance of common shares under dividend reinvestment plan	$146	$598

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

The Company is a financial holding company that is a leading provider of business and financial solutions to SMBs and provides SMBs with the following Newtek® branded business and financial solutions: Newtek Bank, Newtek Lending, Newtek Payments, Newtek Insurance, Newtek Payroll and Newtek Technology.

On January 6, 2023, the Company completed the Acquisition of NBNYC, a national bank regulated and supervised by the OCC, pursuant to which the Company acquired from NBNYC’s shareholders all of the issued and outstanding stock of NBNYC for $20 million, plus reimbursement of certain expenses. NBNYC has been renamed Newtek Bank, National Association and has become a wholly owned subsidiary of the Company. In connection with the completion of the Acquisition, the Company contributed to Newtek Bank $31 million of cash and two of the Company’s subsidiaries, NBL and SBL (NBL was subsequently merged into SBL). Upon the consummation of the Acquisition, Newtek Bank entered into an operating agreement with the OCC concerning certain matters including capital, liquidity and concentration limits, and memorializing the business plan submitted to the OCC.

In addition, on January 6, 2023, the Company filed with the SEC a Form N-54C, Notification of Withdrawal of Election to be Subject to the 1940 Act, and has ceased to be a BDC effective as of January 6, 2023. As a result of the Acquisition, the Company is now a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. The Company no longer qualifies as a regulated investment company (RIC) for federal income tax purposes and no longer qualifies for accounting treatment as an investment company. As a result, in addition to Newtek Bank and its consolidated subsidiary, SBL, the following NewtekOne portfolio companies and subsidiaries are now consolidated non-bank subsidiaries in the Company’s financial statements: NSBF; Newtek Merchant Solutions, LLC; Mobil Money, LLC; CDS Business Services, Inc. d/b/a Newtek Business Credit Solutions; PMTWorks Payroll, LLC d/b/a Newtek Payroll and Benefits Solutions; Newtek Insurance Agency, LLC; Titanium Asset Management LLC; Newtek Business Services Holdco 6, Inc; Newtek Commercial Lending, Inc.; Excel WebSolutions, LLC; and Newtek Technology Solutions, Inc. Our investment in POS on Cloud, LLC, d/b/a Newtek Payment Systems is treated as a non-controlling interest and is included on our consolidated financial statements. In addition, as a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by Excel WebSolutions, LLC and Newtek Technology Solutions, Inc., including its subsidiary SIDCO, LLC d/b/a/ Cloud Nine Services, within two years of becoming a financial holding company, subject to any extension of the two-year period.

Moreover, on April 13, 2023, the Company, NSBF and the SBA entered into an agreement in connection with NSBF’s and Newtek Bank’s participation in the SBA 7(a) loan program (the "Wind-down Agreement"). The Company’s business plan prepared in connection with the Acquisition provided for all SBA 7(a) loan originations to be transitioned to Newtek Bank and for NSBF to cease originations of SBA 7(a) loans. Pursuant to the Wind-down Agreement, NSBF has begun to wind-down its operations and NSBF’s SBA 7(a) pipeline of new loans has been transitioned to Newtek Bank during the second quarter of 2023. During this wind-down process, NSBF will continue to own the SBA 7(a) loans and PPP Loans currently in its SBA loan portfolio to maturity, liquidation, charge-off or (subject to SBA’s prior written approval) sale or transfer. NSBF will continue to service and liquidate its SBA loan portfolio, including processing forgiveness and loan reviews for PPP Loans, pursuant to an SBA approved lender service provider agreement with SBL. In addition, during the wind-down process, NSBF will be subject to minimum capital requirements established by the SBA, be required to continue to maintain certain amounts of restricted cash available to meet any obligations to the SBA, have restrictions on its ability to make dividends and distributions to the Company, and remain liable to the SBA for post-purchase denials and repairs on the guaranteed portions of SBA 7(a) loans originated and sold by NSBF. The Company has guaranteed NSBF’s obligations to the SBA and has funded a $10 million account at Newtek Bank to secure these potential obligations.
As a result of the Acquisition and its effects as described above, comparisons to prior periods include adjustments made to reconcile prior investment company accounting to the current financial holding company accounting requirements. For example, the statement of changes in stockholders’ equity includes adjustments for changes in presentation between accumulated undistributed earnings and additional paid in capital, removal of fair value adjustments on entities that are now consolidating entities, and the reassessment of deferred tax assets and liabilities relating to the consolidation of the previous portfolio companies investments. The statement of cash flows includes an adjustment to the opening cash balance for the cash from the previously unconsolidated subsidiaries.

See accompanying notes to consolidated financial statements.

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

Any changes to the valuation methodology are reviewed by management to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in NOTE 9—FAIR VALUE MEASUREMENTS.

Debt securities, available for sale

The Company’s securities portfolio primarily consists of available for sale debt securities held by Newtek Bank that are classified as “available for sale” and carried at their estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. The fair values of our instruments are affected by changes in market interest rates and credit spreads. In general, as interest rates rise and/or credit spreads widen, the fair value of instruments will decline. As interest rates fall and/or credit spreads tighten, the fair value of instruments will rise. The Company evaluates available-for-sale instruments in unrealized loss positions at least quarterly to determine if an allowance for credit losses is required. Based on an evaluation of available information about past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, the Company has concluded that it expects to receive all contractual cash flows from each instrument held in its available-for-sale portfolio.

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

Allowance for Credit Losses – Available-for Sale (“AFS”) Debt Securities

The impairment model for AFS debt securities differs from the CECL approach utilized for financial instruments measured at amortized cost because AFS debt securities are measured at fair value. For AFS debt securities in an unrealized loss position, Newtek Bank first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities AFS that do not meet the aforementioned criteria, in making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, adverse conditions specifically related to the security, failure of the issuer of the debt security to make scheduled interest or principal payments, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. The cash flows should be estimated using information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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

Cash

The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of June 30, 2023, cash deposits in excess of insured amounts totaled $55.8 million. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of June 30, 2023.
Restricted cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties, cash reserves established as part of a voluntary agreement with the SBA, cash reserves associated with securitization transactions, and cash margin as collateral for derivative instruments. As of June 30, 2023, total restricted cash was $66.7 million.

Interest bearing deposits in banks

The Company’s interest bearing deposits in banks reflects cash held at other financial institutions that earn interest.

The following table provides a reconciliation of cash and restricted cash as of June 30, 2023 and 2022 and December 31, 2022 and 2021:

	June 30, 2023	June 30, 2022	December 31, 2022	December 31, 2021
Cash and due from banks	$48,673	$4,165	$53,692	$2,397
Restricted cash	66,741	121,861	71,914	184,463
Interest bearing deposits in banks	140,920	—	—	—
Cash and restricted cash	$256,334	$126,026	$125,606	$186,860

Broker Receivable

Broker receivable represents amounts due from third parties for guaranteed portions of SBA 7(a) loans which have been sold at period-end but have not yet settled.
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
From 2010 through June 30, 2023, NSBF engaged in thirteen (13) securitizations of the unguaranteed portions of its SBA 7(a) loans. A securitization uses a special purpose entity (the “Trust”), which is considered a variable interest entity. Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidation, which became effective January 1, 2010, the Company determined that as the primary beneficiary of the securitization vehicles, based on its power to direct activities through its role as servicer for the Trust and its obligation to absorb losses and right to receive benefits, it needed to consolidate the Trusts. The Company therefore consolidated the entities using the carrying amounts of the Trusts’ assets and liabilities and reflects the assets in SBA Unguaranteed Loans and reflects the associated financing in Notes Payable - Securitization trusts on the Consolidated Statements of Assets and Liabilities.
Servicing Assets
The Company accounts for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. Servicing assets are measured at fair value at each reporting date and the Company reports changes in the fair value of servicing assets in earnings in the period in which the changes occur. The Company and Newtek Bank earn servicing fees from the guaranteed portions of SBA 7(a) loans they originate and sell. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgement is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy.
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

Derivative Instruments
The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets and liabilities caused by interest rate fluctuations. Derivative instruments consist of interest rate futures and are held at fair value on the balance sheet. Collateral posted with our futures counterparties is segregated in the Company’s books and records. Interest rate futures are centrally cleared by the Chicago Mercantile Exchange (“CME”) through a futures commission merchant. Interest rate futures that are governed by an ISDA agreement provide for bilateral collateral pledging based on the counterparties’ market value. The counterparties have the right to re-pledge the collateral posted but have the obligation to return the pledged collateral, or, if the Company agrees, substantially the same collateral as the market value of the interest rate futures change.
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
Income Taxes

Deferred tax assets and liabilities are computed based upon the differences between the financial statement and income tax basis of assets and liabilities using the enacted tax rates in effect for the year in which those temporary differences are expected to be realized or settled. These differences stem from net unrealized gains and losses generated by the Company and on the book value of intangible assets held by the Company. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Such deferred tax assets and liabilities recorded on the statement of financial condition were a deferred tax asset, net of $4.6 million at June 30, 2023 and a deferred tax liability, net of $19.2 million at December 31, 2022, respectively.

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

Loans and Loan Interest Income Recognition

Held for Investment

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are classified as held for investment and generally reported at their principal amount outstanding, net of charge-offs, deferred origination costs and fees and purchase premiums and discounts, unless the fair value option has been elected. Prior to the acquisition, management evaluated retained participating interests in government guaranteed loans for the fair value option election. For loans not carried at fair value, loan origination and commitment fees and certain direct and indirect costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as an adjustment to yield. Premiums or discounts on purchased portfolios are amortized or accreted to income using the level yield method over the remaining period to contractual maturity.

Interest on loans is generally recognized on a daily accrual basis at the applicable interest rate. Interest is not accrued on loans that are more than 90 days delinquent on payments, and any interest that was accrued but unpaid on such loans is reversed from interest income at that time, or when deemed to be uncollectible. Interest subsequently received on such loans is recorded as interest income or alternatively as a reduction in the amortized cost of the loan if there is significant doubt as to the collectability of the unpaid principal balance. Loans are returned to accrual status when principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Held for Sale

Management designates loans as held for sale based on its intent to sell loans, or portions of loans, in established secondary markets or to participant banks and credit unions. Salability requirements of government guaranteed portions include, but are not limited to, full disbursement of the loan commitment amount. Loans held for sale are carried at either fair value, if the fair value option is elected, or the lower of cost or estimated fair value determined on a loan-by-loan basis. Net unrealized losses, if any, on loans without a fair value election, are recognized through a valuation allowance and recorded as a charge to noninterest income. The cost basis of loans held for sale includes unamortized loan origination fees and costs. The pro-rata portion, based on the percent of the total loan sold, of the remaining deferred fees and costs are recognized as an adjustment to the gain on sale.

If the transfer is accounted for as a sale, the loans are derecognized from the Company’s consolidated balance sheet and a gain or loss is recognized in net gains on sales of loans line item on the consolidated statements of income. The gain on sale recognized in income is the sum of the premium on the guaranteed loan and the fair value of the servicing assets recognized, less the discount recorded on the unguaranteed portion of the loan retained, and any fair value fluctuations in associated exchange-traded interest rate futures contracts. If the transfer does not satisfy the aforementioned control criteria, the transaction is recorded as a secured borrowing with the transferred loans remaining on the Company’s consolidated balance sheet and proceeds recognized as a liability.

The Company occasionally transfers loans between the held for sale and held for investment classifications based on its intent and ability to hold or sell loans. Management’s intent to sell may be impacted by secondary market conditions, loan credit quality, or other factors.

Fair Value Option

Those loans for which the fair value option were elected are measured at fair value and classified as either held for sale or held for investment, as outlined above. Not electing fair value generally results in a larger discount being recorded on the date of the sale. This discount will subsequently be accreted into interest income over the underlying loan’s remaining term using the effective interest method. Management made this change of election in alignment with its ongoing effort to reduce volatility and drive more predictable revenue. In accordance with accounting standards, any loans for which fair value was previously elected continue to be measured as such. Interest income is recognized in the same manner on loans reported at fair value as on non-fair value loans, except in regard to origination fees and costs which are recognized immediately upon fair value election. The changes in fair value of loans are reported in noninterest income. Fair value of loans includes adjustments for historical credit losses, market liquidity, and economic conditions.

Non-Interest Income
Dividend income is recognized on an accrual basis for equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on equity securities, we assess many factors, including the joint ventures’ and non-controlled equity investments’ cumulative undistributed income and operating cash flow. Cash distributions from equity securities received in excess of such undistributed amounts are recorded first as a reduction of our investment and then as a realized gain on investment.

The Company earns servicing income related to the guaranteed portions of SBA 7(a) loan investments sold into the secondary market. These recurring servicing fees are earned and recorded daily. Servicing income is earned for the full term of the loan or until the loan is repaid.

The Company earns a variety of fees from borrowers in the ordinary course of conducting its business, including packaging, legal, late payment and prepayment fees. All other income is recorded when earned. Other income is generally non-recurring in nature and earned as “one time” fees in connection with the origination of new loans with non-affiliates.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on joint ventures are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in the fair value of joint venture investments as a component of the net change in unrealized appreciation (depreciation) on joint ventures in the consolidated statements of operations.

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

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments” (Topic 326) and in April 2019, the FASB issued ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (collectively, “CECL”). CECL changed how entities measure potential credit losses for most financial assets and certain other instruments that are not measured at fair value. CECL replaced the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost. While ASU 2016-13 does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. CECL was effective for the Company beginning January 1, 2023; however, the Company continues to measure NSBF’s SBA 7(a) loan portfolio at fair value and intends to do so until the portfolio is completely runoff. Following the Acquisition on January 6, 2023, the Company owns and consolidates Newtek Bank, which applies CECL.

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

At June 30, 2023 the allowance for doubtful accounts was $0.8 million. There was no allowance for doubtful accounts as of December 31, 2022 prior to the Acquisition.

Inventory

Inventory consists primarily of equipment to be installed in NMS merchant locations to enable the NMS merchants to process electronic transactions. Inventory is stated at the lower of cost or net realizable value, which is determined on a FIFO (first in-first out) basis.

Fixed Assets

Fixed assets, which are composed of merchant processing terminals, software, telephone systems, computer equipment, automobile, website and leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation of fixed assets is provided on a straight-line basis using estimated useful lives of the related assets ranging from three to seven years. Amortization of leasehold improvements is provided on a straight-line basis using the lesser of the useful life of the asset, which is generally three to five years, or lease term.

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

ASU 2014-09, "Revenues from Contracts with Customers (“Topic 606”)" (“ASC 606”) requires that the Company determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the quarter ended June 30, 2023, substantially all of the Company’s revenues were recognized at a point in time.

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

Such residual expenses are recognized in the Company’s consolidated statements of income. During the quarter ended June 30, 2023, the Company partnered with two sponsor banks for substantially all merchant transactions. Substantially all merchant transactions were processed by one merchant processor.

NOTE 3—BUSINESS COMBINATION:

Acquisition of NBNYC

On January 6, 2023, the Company completed the Acquisition of NBNYC, a national bank regulated and supervised by the OCC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC for $20 million, in an all-cash transaction. The Company also agreed to pay the seller’s acquisition costs of approximately $1.3 million. NBNYC has been renamed Newtek Bank and has become a wholly owned subsidiary of the Company. In connection with the completion of the Acquisition, the Company contributed to Newtek Bank $31 million of cash and two of the Company’s subsidiaries, NBL and SBL (NBL was subsequently merged into SBL). Upon the consummation of the Acquisition, Newtek Bank entered into an operating agreement with the OCC concerning certain matters including capital, liquidity and concentration limits, and memorializing the business plan submitted to the OCC.

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

Pursuant to the above, the Company recorded the estimate of fair value of the consideration paid for the fair value of assets acquired and liabilities assumed from NBNYC, based on initial valuations at January 6, 2023. Due to the timing between the Acquisition and the Company’s filing of this quarterly report on Form 10-Q, these fair values are considered preliminary as of June 30, 2023, and subject to adjustment for up to one year after January 6, 2023. While the Company believes that the information available on January 6, 2023 provided a reasonable basis for estimating fair value, the Company expects that it may obtain additional information and evidence during the measurement period that would result in changes to the estimated fair value amounts. Management believes that final goodwill will not be materially adjusted. Valuations subject to change include, but are not limited to, loans and leases, certain deposits, intangibles, deferred tax assets and liabilities, and certain other assets and other liabilities.

The Company’s results of operations for the three and six months ended June 30, 2023 include the results of operations of Newtek Bank on and after January 6, 2023. Results for the period prior to January 6, 2023 do not include the results of operations of NBNYC.

The following table provides a preliminary allocation of consideration paid for the fair value of assets acquired and liabilities assumed from NBNYC as of January 6, 2023:

(in thousands)

Purchase price consideration	$21,322

Fair value of assets acquired:
Cash and cash equivalents	32,574
Securities	6,527
Loans held for investment:
Commercial	2,017
Mortgage	157,040
Total loans held for investment	159,057
Goodwill	1,224
Core deposit intangible	1,040
Deferred tax asset	760
Other Assets	927
Total assets acquired	202,108
Fair value of liabilities assumed:
Deposits	137,015
Borrowings	27,972
Other liabilities	15,799
Total liabilities assumed	180,786
Fair value of net assets acquired	$21,322

In connection with the Acquisition, the Company recorded $1.2 million of goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is an asset representing the acquired future economic benefits such as synergies that are not individually identified and separately recognized (i.e., it is measured as a residual). The amount of goodwill recognized is also impacted by measurement differences resulting from certain assets and liabilities not being recorded at fair value (e.g., income taxes, employee benefits). In accordance with ASC 805-30-30-1, the measurement of goodwill occurs on the Acquisition Date and, other than qualifying measurement period adjustments, no adjustments are made to goodwill recognized as of the Acquisition Date until and unless it becomes impaired. Information regarding the allocation of goodwill to the Company’s reportable segments, as well as the carrying amounts and amortization of the core deposit intangible, can be found within NOTE 19—SEGMENTS and NOTE 8—GOODWILL AND INTANGIBLE ASSETS, respectively.

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

The Company incurred transaction costs of $0.2 million during the six months ended June 30, 2023, related to the NBNYC Acquisition. These costs have been included in the Consolidated Statement of Operations in Professional Services Expense.

NOTE 4—INVESTMENTS:

Investments consisted of the following at:

	June 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Non-controlled equity investments	$1,360	$1,360	$1,360	$1,360
Joint Ventures	25,315	27,722	23,314	23,022
Controlled investments:
Equity	—	—	99,195	241,113
Debt	—	—	32,300	18,104
Total investments	$26,675	$29,082	$156,169	$283,599

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

The following tables show certain summarized financial information for NCL JV:

Selected Statement of Assets and Liabilities Information	June 30, 2023	December 31, 2022
	(Unaudited)
Cash	$778	$791
Restricted cash	2,269	2,362
Investments in loans, at fair value (amortized cost of $77,313 and $78,785, respectively)	79,053	78,595
Other Assets	1,725	1,807
Total assets	$83,825	$83,555

Bank notes payable	$47,111	$—
Securitization notes payable	974	49,273
Other liabilities	104	1,109
Total liabilities	48,189	50,382

Net assets	35,636	33,173
Total liabilities and net assets	$83,825	$83,555

Selected Statements of Operations Information	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest and other income	$1,641	$1,753	$3,285	$3,514
Total expenses	650	745	1,309	1,486
Net investment income	991	1,008	1,976	2,028
Unrealized appreciation (depreciation) on investments	1,217	(37)	1,929	(2,046)
Net increase (decrease) in net assets resulting from operations	$2,208	$971	$3,905	$(18)

Newtek-TSO II Conventional Credit Partners, LP (TSO JV): On August 5, 2022, NCL and TSO II Booster Aggregator, L.P. (“TSO II”) entered into a joint venture, TSO JV, governed by the Amended and Restated Limited Partnership Agreement for the TSO JV. TSO JV began making investments in non-conforming conventional commercial and industrial term loans during the fourth quarter of 2022. NCL and TSO II each committed to contribute an equal share of equity funding to the TSO JV and each have equal voting rights on all material matters. TSO JV intends to deploy capital over the course of time with additional leverage supported by a warehouse line of credit. The intended purpose of TSO JV is to invest in non-conforming conventional commercial and industrial term loans made to middle-market companies as well as small businesses.

The following tables show certain summarized financial information for TSO JV:

Selected Statement of Assets and Liabilities Information	June 30, 2023	December 31, 2022
	(Unaudited)
Cash	$1,426	$1,046
Restricted cash	654	498
Investments in loans, at fair value (amortized cost of $22,492)	23,711	22,449
Other assets	$1,833	$2,034
Total assets	$27,624	$26,027

Bank notes payable	$11,238	$12,950
Other liabilities	341	206
Total liabilities	11,579	13,156

Net assets	16,045	12,871
Total net assets	$27,624	$26,027

Selected Statements of Operations Information	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Interest and other income	$711	$1,326
Total expenses	1,068	1,618
Net investment loss	(357)	(292)
Unrealized appreciation (depreciation) on investments	319	(194)
Realized loss on investments	—	(16)
Realized gain (loss) on derivative transactions	(108)	167
Unrealized gain on derivative transactions	442	6
Net increase (decrease) in net assets resulting from operations	$296	$(329)

Debt Securities Available-for-Sale

The following tables summarize the amortized cost and fair value of available-for-sale securities by major type:

At June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$29,217	$—	$109	$29,108
Government agency debentures	4,000	—	201	3,799
Total available for sale securities	$33,217	$—	$310	$32,907

There was $0.2 million accrued interest receivable on available-for-sale securities at June 30, 2023, and is included in other assets in the accompanying Unaudited Consolidated Statements of Financial Condition.

During the three and six months ended June 30, 2023, no securities were sold or settled.

Unrealized Losses

The following tables summarize the gross unrealized losses and fair value of Newtek Bank’s available-for-sale securities by length of time each major security type has been in a continuous unrealized loss position:

	At June 30, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$29,108	$109	$—	$—	$2	$29,108	$109
Government agency debentures	998	2	2,801	199	3	3,799	201
Total	$30,106	$111	$2,801	$199	$—	$32,907	$310

Management evaluates available-for-sale debt securities to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. The evaluation considers the extent to which the security’s fair value is less than cost, the financial condition and near-term prospects of the issuer, and intent and ability of Newtek Bank to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. These unrealized losses are primarily the result of non-credit-related volatility in the market and market interest rates. Since none of the unrealized losses relate to marketability of the securities or the issuers' ability to honor redemption obligations and Newtek Bank has the intent and ability to hold the securities for a sufficient period of time to recover unrealized losses, none of the losses have been recognized in the Company’s Unaudited Consolidated Statements of Income.

Contractual Maturities

The following table summarizes the amortized cost and fair value of available-for-sale securities by contractual maturity:

	At June 30, 2023
	Amortized Cost	Fair Value
Maturing within 1 year	$30,217	$30,106
After 1 year through 5 years	3,000	2,801
Total available for sale securities	$33,217	$32,907

Other information

The following table summarizes Newtek Bank’s available-for-sale securities pledged for deposits, borrowings, and other purposes:

At June 30, 2023
Pledged for deposits	$—
Pledged for borrowings and other	30,501
Total available for sale securities pledge	30,501

NOTE 5—LOANS HELD FOR INVESTMENT:

Loans held for investment included SBA 7(a) loans originated by NSBF and Newtek Bank, as well as mortgage and commercial loans originated by Newtek Bank. The following tables shows the Company’s loan portfolio by industry for loans held for investment, at fair value and loans held for investment, at amortized cost:

	Loans Held for Investment, at Fair Value
	June 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Food Services and Drinking Places	$47,282	$47,094	$47,012	$47,198
Specialty Trade Contractors	44,786	40,416	42,082	38,059
Professional, Scientific, and Technical Services	38,954	37,374	39,910	38,086
Ambulatory Health Care Services	29,068	27,564	27,275	25,151
Amusement, Gambling, and Recreation Industries	24,009	25,318	23,812	24,928
Merchant Wholesalers, Durable Goods	23,366	23,162	22,164	22,004
Administrative and Support Services	23,259	21,829	22,352	20,827
Truck Transportation	18,817	13,517	23,673	18,071
Repair and Maintenance	17,805	18,293	16,993	17,165
Merchant Wholesalers, Nondurable Goods	17,464	16,811	16,183	15,312
Personal and Laundry Services	13,130	13,762	12,949	13,333
Fabricated Metal Product Manufacturing	12,834	13,441	13,483	14,032
Motor Vehicle and Parts Dealers	11,048	10,954	10,071	9,536
Food Manufacturing	10,715	8,911	10,756	8,873
Construction of Buildings	10,567	10,335	11,252	10,194
Accommodation	10,551	11,292	11,476	10,428
Social Assistance	9,599	10,467	9,150	9,857
Support Activities for Mining	9,260	8,451	10,426	8,615
Transportation Equipment Manufacturing	8,656	8,973	8,272	8,445
Building Material and Garden Equipment and Supplies Dealers	8,472	8,079	8,098	7,689
Food and Beverage Stores	8,005	8,082	5,711	5,857
Rental and Leasing Services	7,011	7,374	7,417	7,647
Nursing and Residential Care Facilities	6,276	6,758	8,187	8,697
Educational Services	5,714	5,854	5,838	6,133
Other	114,331	108,307	118,251	109,131
Total	$530,979	$512,418	$532,793	$505,268

	Loans Held for Investment, at Amortized Cost
	June 30, 2023	December 31, 2022
Commercial Real Estate	$163,561	$—
Commercial & Industrial	6,418	—
SBA 7(a)	48,416	—
Total Loans	218,395	—
Deferred fees and costs	(130)	—
Loans held for investment, at amortized cost, net of deferred fees and costs	$218,265	$—

Past Due and Non-Accrual Loans

The following tables summarize the aging of accrual and non-accrual loans by class:

	As of June 30, 2023
	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or more Days Past Due and Accruing	Non- accrual	Total past Due and Non-accrual	Current	Total Carried at Amortized Cost	Total Loans Accounted for Under the Fair Value Option	Total Loans
Commercial Real Estate	$1,271	$—	$—	$3,350	$4,621	$158,940	$163,561	$—	$163,561
Commercial & Industrial	—	—	—	—	—	6,418	$6,418	—	6,418
SBA 7(a)	—	24,530	7,780	43,138	75,448	485,386	$48,416	512,418	560,834
Total loans	$1,271	$24,530	$7,780	$46,488	$80,069	$650,744	$218,395	$512,418	$730,813
Deferred fees and costs							(130)	—	(130)
Allowance for credit losses							$(4,764)	$—	$(4,764)
Total loans, net							$213,501	$512,418	$725,919

	As of December 31, 2022
	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or more Days Past Due and Accruing	Non- accrual	Total past Due and Non-accrual	Current	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option	Total Loans
SBA 7(a)	$18,681	$12,754	$—	$34,432	$65,867	$439,401	$—	$505,268	$505,268

The Company identified one loan that did not share similar risk characteristics with the loan segments identified in NOTE 2—SIGNIFICANT ACCOUNTING POLICIES and evaluated them for impairment individually. The unpaid contractual principal balance and recorded investment with no allowance for the loan individually assessed was $3.3 million as of the six months ended June 30, 2023.

Credit Quality Indicators

Newtek Bank uses internal loan reviews to assess the performance of individual loans. An independent review of the loan portfolio is performed annually by an external firm. The goal of Newtek Bank’s annual review of each borrower’s financial performance is to validate the adequacy of the risk grade assigned.

Newtek Bank uses a grading system to rank the quality of each loan and lease. The grade is periodically evaluated and adjusted as performance dictates. Loan and lease grades 1 through 4 are passing grades and grade 5 is special mention. Collectively, grades 6 through 7 represent classified loans in Newtek Bank’s portfolio. The following guidelines govern the assignment of these risk grades:

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

The following tables present asset quality indicators by portfolio class and origination year.

	Term Loans Held for Investment by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Commercial Real Estate
Risk Grades 1-4	$40,002	$28,441	$14,759	$—	$10,650	$61,624	$155,476
Risk Grades 5-6	—	—	956	919	1,589	4,621	8,085
Risk Grade 7	—	—	—	—	—	—	—
Total	$40,002	$28,441	$15,715	$919	$12,239	$66,245	$163,561

Commercial & Industrial
Risk Grades 1-4	$4,401	$—	$—	$—	$—	$2,017	$6,418
Risk Grades 5-6	—	—	—	—	—	—	—
Risk Grade 7	—	—	—	—	—	—	—
Total	$4,401	$—	$—	$—	$—	$2,017	$6,418

SBA 7(a)
Risk Grades 1-4	$84,036	$163,126	$61,474	$30,219	$64,335	$111,922	$515,112
Risk Grades 5-6	—	4,845	5,853	994	9,125	23,978	44,795
Risk Grade 7	—	—	—	—	—	70	70
Risk Grade 8	—	101	17	22	10	707	857
Total	$84,036	$168,072	$67,344	$31,235	$73,470	$136,677	$560,834
Total	$128,439	$196,513	$83,059	$32,154	$85,709	$204,939	$730,813

	Term Loans Held for Investment by Origination Year
December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
SBA 7(a)
Risk Grades 1-4	$171,948	$66,113	$34,116	$69,563	$55,376	$70,669	$467,785
Risk Grades 5-6	698	3,633	595	5,400	6,772	20,273	37,371
Risk Grade 7	—	—	—	—	—	112	112
Total	$172,646	$69,746	$34,711	$74,963	$62,148	$91,054	$505,268

Allowance for Credit Losses

See NOTE 2—SIGNIFICANT ACCOUNTING POLICIES for a description of the methodologies used to estimate the ACL.

The following table details activity in the ACL for the three months ended June 30, 2023:

	Commercial Real Estate	Commercial & Industrial	SBA 7(a)	Total
Beginning Balance	$1,960	$223	$6	$2,189
Charge offs	—	—	—	—
Recoveries	—	—	—	—
Provision	865	19	1,691	2,575
Ending Balance	$2,825	$242	$1,697	$4,764

The following table details activity in the ACL for the six months ended June 30, 2023:

	Commercial Real Estate	Commercial & Industrial	SBA 7(a)	Total
Beginning Balance	$—	$—	$—	$—
Adjustment to Beginning Balance due to PCD marks[1]	775	96		871
Charge offs	—	—	—	—
Recoveries	—	—	—	—
Provision	2,050	146	1,697	3,893
Ending Balance	$2,825	$242	$1,697	$4,764

(1)Given the January 6, 2023 transition to a financial holding company, the Company established an ACL with the beginning balance representing the purchased credit deteriorated loans acquired through the NBNYC Acquisition. There were no charge-offs or recoveries on the loans held for investment, at amortized cost during the three and six months ended June 30, 2023.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The Company did not make any loan modifications to borrowers experiencing financial difficulty that would require disclosure, such as principal forgiveness, term extension, or interest rate reductions as of the three and six months ended June 30, 2023. Additionally there were no troubled debt restructurings under legacy U.S. GAAP as of the period ended December 31, 2022.

NOTE 6—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an unconsolidated entity in which the Company has an ownership of 5% or more of its voting securities. Transactions related to our joint ventures and non-controlled investments for the six months ended June 30, 2023 were as follows:

Company	Fair Value at December 31, 2022	Purchases (Cost)	Principal Received	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Fair Value at June 30, 2023	Interest and Other Income	Dividend Income
Joint Ventures
Newtek Conventional Lending, LLC	$16,587	$250	$—	$—	$2,865	$19,700	$—	$971
Newtek TSO II Conventional Credit Partners, LP	6,435	1,752	—	—	(165)	8,022	—	—
Total Joint Ventures	$23,022	$2,002	$—	$—	$2,700	$27,722	$—	$971

Non-Control Investments
EMCAP Loan Holdings, LLC	$1,000	$—	$—	$—	$—	$1,000	$—	$38
Biller Genie Software, LLC	360	—	—	—	—	360	—	—
Total Non-Control Investments	$1,360	$—	$—	$—	$—	$1,360	$—	$38

Total Affiliate Investments	$24,382	$2,002	$—	$—	$2,700	$29,082	$—	$1,009

Amounts due from affiliated companies was $0.1 million and $1.3 million at June 30, 2023 and December 31, 2022, respectively, and are included within Other Assets. Amounts due to related parties were $0.02 million and $1.2 million at June 30, 2023 and December 31, 2022, respectively, and are included within Other Liabilities.

NOTE 7—SERVICING ASSETS:
Servicing assets are measured at fair value. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells. As of June 30, 2023 the Company services $1.6 billion in SBA 7(a) loans.
The following tables summarizes the fair value and valuation assumptions related to servicing assets at June 30, 2023 and December 31, 2022:

	Servicing Assets		Weighted	Range
Date	Fair Value	Unobservable Input	Average	Minimum	Maximum
June 30, 2023	$35,754	Discount factor[1]	13.75%	13.75%	13.75%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	20.00%	20.00%	20.00%

December 31, 2022	$30,268	Discount factor[1]	16.50%	16.50%	16.50%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
(1) Determined based on risk spreads and observable secondary market transactions.

Servicing fee income earned for the three months ended June 30, 2023 and 2022 was $4.3 million and $3.2 million, respectively. Servicing fee income earned for the six months ended June 30, 2023 and 2022 was $8.7 million and $6.4 million, respectively.

NOTE 8—GOODWILL AND INTANGIBLE ASSETS:

Goodwill

The following table summarizes changes in the carrying amount of goodwill:

(in thousands)	June 30, 2023	December 31, 2022
NBNYC Acquisition	$1,223	$—
Other goodwill	19,910	$—
Total goodwill	$21,133	$—

Other goodwill results from the Company’s filing with the SEC on January 6, 2023 of a Form N-54C, Notification of Withdrawal of Election to be Subject to the 1940 Act, and has ceased to be a BDC effective as of January 6, 2023. As a result of the Acquisition, the Company is now a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. The Company no longer qualifies as a regulated investment company (RIC) for federal income tax purposes and no longer qualifies for accounting treatment as an investment company. As a result, in addition to Newtek Bank and its consolidated subsidiary, SBL, the following NewtekOne portfolio companies and subsidiaries are now consolidated non-bank subsidiaries in the Company’s financial statements: NSBF; Newtek Merchant Solutions, LLC; Mobil Money, LLC; CDS Business Services, Inc. d/b/a Newtek Business Credit Solutions; PMTWorks Payroll, LLC d/b/a Newtek Payroll and Benefits Solutions; Newtek Insurance Agency, LLC; Titanium Asset Management LLC; Newtek Business Services Holdco 6, Inc; Newtek Commercial Lending, Inc.; Excel WebSolutions, LLC; Newtek Technology Solutions, Inc. and POS on Cloud, LLC, d/b/a Newtek Payment Systems.

Intangible Assets

The following table summarizes intangible assets:

	At June 30, 2023			At December 31, 2022
	Gross carrying Amount	Accumulated Amortization	Net Carrying amount	Gross carrying Amount	Accumulated Amortization	Net Carrying amount
Core Deposits	$1,040	$(100)	$940	$—	$—	$—
Customer lists	17,385	(11,863)	5,522	—	—	—
Total intangible assets	$18,425	$(11,963)	$6,462	$—	$—	$—

Amortization expense for the three and six months ended June 30, 2023 was $0.4 million and $0.8 million, respectively. There was no amortization expense for the three and six months ended June 30, 2022.

The remaining estimated aggregate future amortization expense for intangible assets as of June 30, 2023 is as follows:

Amortization Expense
Remainder of 2023	$757
2024	982
2025	948
2026	928
2027	907
Thereafter	1,940
$6,462

NOTE 9—FAIR VALUE MEASUREMENTS:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, management used various valuation approaches. In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date. There were no transfers to or from Level 3 of the fair value hierarchy for assets and liabilities during the six months ended June 30, 2023 or 2022.
Level 1 investments were valued using quoted market prices. Level 2 investments were valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities.

The Company has two joint venture investments. For TSO JV, the Company calculates the fair value of the investment based on the net asset NAV of the entity. The fair value of the investment is equivalent to 50% of the total NAV of the JV, which represents the Company’s share of the entity and is based upon the practical expedient method permitted under ASC 820. For NCL JV, the Company uses a discounted cash flow methodology and adjusts the NAV of the entity by a fair value adjustment for the fixed rate debt liability.

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

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded. In addition recent changes in inflation and base interest rates, supply chain disruptions, significant market volatility, risk of recession, recent economic and market events, unrelated bank failures and declines in depositor confidence in depository institutions, the ongoing war between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, United Kingdom, the European Union and China could further negatively impact the fair value of the Company’s investments after June 30, 2023, in addition to other circumstances and events that are not yet known.

The table below provides a roll forward of the Level 3 equity warrant asset fair values.

Equity Warrant Assets:	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Balance at beginning of period	$148	$—
New equity warrant assets	—	311
Changes in fair value, net	84	(79)
Balance at end of period	$232	$232

The following tables present fair value measurements of certain of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of June 30, 2023 and December 31, 2022:

	Fair Value Measurements at June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available-for-sale
U.S. Treasury notes	$29,108	$29,108	$—	$—
Government agency debentures	3,799	—	3,799	—
Loans held for sale, at fair value	106,231	—	4,342	101,889
Loans held for investment, at fair value	512,418	—	—	512,418
Other real estate owned [1]	3,612	—	—	3,612
Non-controlled/affiliate investments	1,360	—	—	1,360
Servicing assets	35,754	—	—	35,754
Derivative instruments[2]	562	—	562	—
Joint ventures	27,722	—	—	27,722
Total assets	$720,566	$29,108	$8,703	$682,755
(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities.
(2) Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, at fair value	$19,171	—	$19,171	$—
Loans held for investment, at fair value	505,268	—	—	505,268
Controlled investments	259,217	—	—	259,217
Other real estate owned[1]	3,529	—	—	3,529
Non-control investments	1,360	—	—	1,360
Servicing assets	30,268	—	—	30,268
Controlled investments measured at NAV[2]	23,022	—	—	—
Total assets	$841,835	$—	$19,171	$799,642
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

The following tables represents the changes in the investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023
	Held for Investment, at fair value	Held for Sale, at fair value	Controlled Investments	Joint Ventures	Servicing Assets	Non-Control Investments	Other Real Estate Owned[1]
Fair value, December 31, 2022	$505,268	$—	$259,217	$23,022	$30,268	$1,360	$3,529
Removal of new entities consolidating in current period	—	—	(259,217)	—	—	—	—
Reclass of Loans Held for Sale to Held for Investment	5,334	—	—	—	—	—	—
Beginning Value of Additional Entities Reported after Conversion to BHC	—	69,747	—		—	—	—
Gain on investments	8,965	1,137	—	2,700	—	—	(51)
Change in net unrealized depreciation on servicing assets due to changes in valuation inputs or assumptions	—	—	—	—	4,007	—	—
Change in net unrealized depreciation on servicing assets due to factors other than changes in valuation inputs or assumptions	—	—	—	—	(3,622)	—	—
Realized gain (loss)	(12,609)	—	—	—	—	—	(336)
SBA loans, funded	37,967	31,955	—	—	—	—	—
Conventional loans, funded	—	41,660
Foreclosed real estate acquired	(2,218)	—	—	—	—	—	2,218
Purchase of investments	—	41,023	—	2,000	—	—	—
Purchase of loans from SBA	9,462	(82,488)	—	—	—	—	—
Sale of investment	—	—	—	—	—	—	(1,748)
Principal payments received on loans	(39,751)	(1,145)	—	—	—	—	—
Additions to servicing assets	—	—	—	—	5,101	—	—
Fair value, June 30, 2023	$512,418	$101,889	$—	$27,722	$35,754	$1,360	$3,612
(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities.

	Six Months Ended June 30, 2022
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control Investments	Other Real Estate Owned[1]
Fair value, December 31, 2021	$424,417	$230,935	$28,008	$1,000	$2,354
Net change in unrealized appreciation (depreciation) on investments	(2,862)	1,875	—	—	(74)
Change in net unrealized appreciation on servicing assets due to changes in valuation inputs or assumptions	—	—	(2,340)	—	—
Realized loss	(3,270)	—	—	—	(205)
SBA unguaranteed non-affiliate investments, funded	88,053	—	—	—	—
Foreclosed real estate acquired	(676)	—	—	—	676
Purchase of investments	—	19,750	—	—	—
Sale of investment	—	—	—	—	(1,033)
Principal payments received on debt investments	(45,680)	(2,025)	—	—	—
Additions to servicing assets	—	—	6,152	—	—
Fair value, June 30, 2022	$459,982	$250,535	$31,820	$1,000	$1,718
(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2023 and December 31, 2022. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at June 30, 2023 and December 31, 2022.

	Fair Value as of		Weighted	Range
	June 30, 2023	Unobservable Input	Average[1]	Minimum	Maximum
Assets:
Held for investment, at fair value - accrual loans	$469,280	Market yields	8.40%	8.40%	8.40%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	20.00%	20.00%	20.00%
Held for investment, at fair value - non-accrual loans	$43,138	Market yields	8.50%	8.50%	8.50%
		Cumulative prepayment rate	—%	—%	—%
		Average cumulative default rate	30.00%	30.00%	30.00%
Held for sale, at fair value	$101,889	Market yields	9.76%	7.13%	12.25%
		Cumulative prepayment rate	92.67%	90.00%	95.50%
		Average cumulative default rate	20.00%	20.00%	20.00%
Joint Ventures	$27,722	Market yields	8.40%	8.40%	8.40%
		Cost of equity	11.00%	10.00%	12.00%
		Weighted average cost of capital	9.00%	8.00%	10.00%
Non-control equity investments	$1,000	Market yields	10.00%	8.00%	12.00%
	$360	Cost basis	N/A	N/A	N/A
Servicing assets	$35,754	Market yields	13.75%	13.75%	13.75%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	20.00%	20.00%	20.00%
Other real estate owned	$3,612	Appraised value	N/A	N/A	N/A

	Fair Value as of		Weighted	Range
	December 31, 2022	Unobservable Input	Average[1]	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - accrual loans	$470,835	Market yields	7.90%	7.90%	7.90%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
SBA unguaranteed non-affiliate investments - non-accrual loans	$34,433	Market yields	8.87%	8.87%	8.87%
		Average cumulative default rate	30.00%	30.00%	30.00%
Controlled equity investments[1]	$241,113	EBITDA multiples-TTM[2]	8.00x	7.50x	8.50x
		EBITDA multiples-NTM[2]	6.90x	6.00x	7.50x
		Revenue multiples[2]	2.46x	0.80x	3.20x
		Book value multiples[2]	1.00x	0.80x	1.20x
		Weighted average cost of capital[2]	13.20%	11.50%	23.60%
Controlled debt investments	$18,104	Market yields	10.00%	10.00%	10.00%
Non-control equity investments	$1,000	Market yields	10.00%	8.00%	12.00%
	$360	Recent transaction	N/A	N/A	N/A
Servicing assets	$30,268	Market yields	16.50%	16.50%	16.50%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
Other real estate owned	$3,529	Appraised value	N/A	N/A	N/A
(1) Weighted by relative fair value.
(2) The Company valued $145.6 million of investments using a combination of EBITDA, both trailing twelve months (“TTM”) and next twelve months (“NTM”), and revenue multiples in the overall valuation approach, which included the use of market comparable companies. The Company valued $95.3 million of investments using only discounted cash flows.

Estimated Fair Value of Other Financial Instruments

GAAP also requires disclosure of the fair value of financial instruments carried at book value on the Unaudited Consolidated Statements of Financial Condition. The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

	June 30, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and due from banks	$48,673	$48,673	$—	$—	$48,673
Restricted cash	66,741	66,741	—	—	66,741
Interest bearing deposits in banks	140,920	140,920	—	—	140,920
Loans held for sale, at amortized cost	41,641	—	—	41,641	41,843
Total loans held for investment, at amortized cost, net	213,501	—	—	213,501	218,265
Financial Liabilities:
Deposits	447,357	—	447,357	—	447,357
Borrowings	697,387	—	—	697,387	697,387

	December 31, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Total Fair Value
Financial Assets:
Cash and due from banks	$53,692	$53,692	$—	$—	$53,692
Restricted cash	71,914	71,914	—	—	71,914
Financial Liabilities:
Borrowings	539,326	—	—	539,326	539,326

NOTE 10—DEPOSITS:

The following table summarizes deposits by type:

June 30,
(In thousands)	2023
Non-interest-bearing:
Demand	$38,233
Interest-bearing:
Checking	3,452
Money market	6,804
Savings	180,648
Time deposits	218,221
Total interest-bearing	$409,124
Total deposits	$447,357

Time deposits, money market, and interest-bearing checking obtained through brokers	$96,516
Aggregate amount of deposit accounts that exceeded the FDIC limit	$43,862
Demand deposit overdrafts reclassified as loan balances	$—

The following table summarizes the scheduled maturities of time deposits:

Remainder of 2023	$143,203
2024	19,472
2025	17,154
2026	22,192
2027	15,882
Thereafter	318
Total time deposits	$218,221

NOTE 11—BORROWINGS:

At June 30, 2023 and December 31, 2022, the Company had borrowings composed of the following:

	June 30, 2023			December 31, 2022
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Bank Lines of Credit:
Capital One line of credit - guaranteed[1]	$150,000	$4,950	7.50%	$150,000	$10,500	6.75%
Capital One line of credit - unguaranteed[1]	—	4,607	8.50%	—	45,385	7.75%
Webster NMS Note	38,874	38,562	7.27%	—	—	—
SPV II Deutsche Bank Facility	150,000	7,965	9.30%	—	—	—
SPV I Capital One Facility	30,000	26,660	7.42%	—	—	—
SPV III One Florida Bank Facility	50,000	26,684	9.00%	—	—	—
FHLB Advances	24,085	24,085	2.18%	—	—	—
Notes:
2024 Notes	38,250	38,013	5.75%	38,250	37,903	5.75%
2025 5.00% Notes	30,000	29,425	5.00%	30,000	29,306	5.00%
2025 8.125% Notes	50,000	49,171	8.13%	—	—	—%
2026 Notes	115,000	113,205	5.50%	115,000	112,846	5.50%
Notes payable - related parties	—	—	—%	50,000	24,250	6.72%
Notes payable - Securitization Trusts	338,609	334,060	7.53%	283,143	279,136	6.19%
Total	$1,014,818	$697,387	6.92%	$666,393	$539,326	6.11%
(1) Total combined commitments of the guaranteed and unguaranteed lines of credit were $150.0 million at June 30, 2023 and December 31, 2022.
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

Outstanding borrowings under the 2024 Notes, 2025 Notes, 2026 Notes, bank lines of credit, and Notes payable - Securitization Trusts consisted of the following:

	June 30, 2023
	Webster NMS Note	SPV II Deutsche Bank Facility	SPV I Capital One Facility	SPV III One Florida Bank Facility	2024 Notes	2025 5.00% Notes	2025 8.125% Notes	2026 Notes	Notes Payable- Securitization Trusts
Principal balance	$38,874	$8,123	$27,027	$26,865	$38,250	$30,000	$50,000	$115,000	$338,609
Unamortized deferred financing costs	(312)	(158)	(367)	(181)	(237)	(575)	(829)	(1,795)	(4,549)
Net carrying amount	$38,562	$7,965	$26,660	$26,684	$38,013	$29,425	$49,171	$113,205	$334,060

	December 31, 2022
	2024 Notes	2025 6.85% Notes	2026 Notes	Notes Payable- Securitization Trusts
Principal balance	$38,250	$30,000	$115,000	$283,143
Unamortized deferred financing costs	(347)	(694)	(2,154)	(4,007)
Net carrying amount	$37,903	$29,306	$112,846	$279,136

At June 30, 2023 and December 31, 2022, the carrying amount of the Company’s borrowings under the Capital One, Deutsche Bank, Webster, and One Florida lines of credit, the Notes payable - related parties and Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

At June 30, 2023, the carrying amount of Newtek Bank’s FHLB borrowings includes a $0.2 million purchase accounting adjustment from the $24.3 million current principal amount to reach a balance sheet value of $24.1 million.

The fair values of the fixed rate 2026 Notes and 2024 Notes are based on the closing public share price on the date of measurement. On June 30, 2023, the closing price of the 2026 Notes was $24.16 per note, or $111.1 million. On December 31, 2022, the closing price of the 2026 Notes was $25.77 per note, or $118.5 million. On June 30, 2023, the closing price of the 2024 Notes was $24.75 per note, or $37.9 million. On December 31, 2022, the closing price of the 2024 Notes was $25.40 per note, or $38.9 million. These borrowings are not recorded at fair value on a recurring basis. The fixed rate 2025 Notes are held at par as of June 30, 2023 and December 31, 2022.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the six months ended June 30, 2023 and 2022 was $25.5 million and $10.5 million, respectively. Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three months ended June 30, 2023 and 2022 was $12.8 million and $5.8 million, respectively.

NOTE 12—DERIVATIVE INSTRUMENTS:

The Company historically uses derivative instruments primarily to economically manage the fair value variability of certain fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of June 30, 2023 and December 31, 2022:

	June 30, 2023				December 31, 2022
		Fair Value		Remaining		Fair Value		Remaining
Contract Type	Notional	Asset[1]	Liability[1]	Maturity (years)	Notional	Asset[1]	Liability[1]	Maturity (years)
5-year Swap Futures	$35,154	$562	$—	0.25 years	$—	$—	$—	—
(1) Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicated the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives as included in the consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
Contract Type	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)
5-year Swap Futures	$1,186	$(512)	$—	$—	$494	$(315)	$183	$445

Collateral posted with our futures counterparty is segregated in the Company’s books and records. Historically, the Company’s counterparty has held cash margin as collateral for derivatives, which is included in restricted cash in the consolidated balance sheets. Interest rate futures are centrally cleared by the Chicago Mercantile Exchange (“CME”) through a futures commission merchant. The Company is required to post initial margin and daily variation margin for interest rate futures that are centrally cleared by CME. CME determines the fair value of our centrally cleared futures, including daily variation margin. Variation margin pledged on the Company’s centrally cleared interest rate futures is settled against the realized results of these futures.

NOTE 13—COMMITMENTS AND CONTINGENCIES:
Operating and Employment Commitments
The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2027. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses. In addition, during 2023, the Company entered into one-year employment agreements with its named executive officers.
The following summarizes the Company’s obligations and commitments, as of June 30, 2023 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements[1]	Total
2023	$1,444	$1,413	$2,857
2024	2,820	363	3,183
2025	2,585	—	2,585
2026	2,035	—	2,035
2027	479	—	479
Thereafter	—	—	—
Total	$9,363	$1,776	$11,139
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
Guarantees
The Company is a guarantor on the SPV I Capital One Facility. Maximum borrowings under the SPV I Facility are $60.0 million with an accordion feature to increase maximum borrowings to $150.0 million. The lender’s commitments terminate in November 2024, with all amounts due under the SPV I Facility maturing in November 2025. At June 30, 2023, total principal owed by SPV I was $27.0 million. At June 30, 2023, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the SPV II Deutsche Bank Facility. Maximum borrowings under the SPV II Deutsche Bank Facility are $50.0 million. The Deutsche Bank Facility matures in November 2024. At June 30, 2023, total principal owed by SPV II was $8.1 million. At June 30, 2023, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the SPV III One Florida Bank Facility. Maximum borrowings under the SPV III One Florida Bank Facility are $30.0 million. The One Florida Bank Facility matures in May 2025. At June 30, 2023, total principal owed by SPV III was $26.9 million. At June 30, 2023, the Company determined that it is not probable that payments would be required to be made under the guarantee. On April 27, 2023, the SPV III One Florida Bank Facility was amended to increase maximum borrowings under the line to $30.0 million.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $54.9 million. The Webster Facility matures in November 2027. At June 30, 2023, total principal outstanding was $38.9 million. At June 30, 2023, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. Pursuant to the Wind-down Agreement, NSBF will be subject to minimum capital requirements established by the SBA, be required to continue to maintain certain amounts of restricted cash available to meet any obligations to the SBA and remain liable to SBA for potential post-purchase denials and repairs on the guaranteed portions of SBA 7(a) loans originated and sold by NSBF, from the proceeds generated by NSBF’s SBA loan portfolio. The Company has guaranteed NSBF’s obligations to the SBA and has funded a $10 million account at Newtek Bank to secure these potential obligations.

Unfunded Commitments

At June 30, 2023, the Company had $86.1 million of unfunded commitments consisting of $11.1 million in connection with its SBA 7(a) loans, $71.1 million in connection with its SBA 504 loans, and $3.9 million relating to commercial and industrial loans. The Company anticipates these commitments will be funded from the same sources it used to fund its other loan commitments.

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

The Compensation, Corporate Governance and Nominating Committee of the Board approves the issuance of shares of restricted stock to employees and directors pursuant to Board and shareholder equity incentive plans: the 2015 Stock Incentive Plan, which was terminated by the Board in April 2023, and the 2023 Stock Incentive Plan, which was approved by the Board in April 2023 and the Company’s shareholders on June 14, 2023. Shares of restricted stock granted under these plans generally vest over a one to three year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the 2015 Stock Incentive Plan, net of shares forfeited, if any.

Restricted Stock authorized under the plan[1]	1,500,000
Net restricted stock (granted)/forfeited during:
Year ended December 31, 2016	(120,933)
Year ended December 31, 2017	(5,007)
Year ended December 31, 2018	(93,568)
Year ended December 31, 2019	(6,285)
Year ended December 31, 2020	2,639
Year ended December 31, 2021	(214,654)
Year ended December 31, 2022	(250,622)
Six months ended June 30, 2023	2,417
Total net restricted stock (granted)/forfeited	(686,013)
(1) No stock options were granted under the 2015 Stock Incentive Plan. The 2015 Stock Incentive Plan was terminated by the Board in April 2023 and the 2023 Stock Incentive Plan was approved by the Board in April 2023 and the Company’s shareholders on June 14, 2023. The 2023 Stock Incentive Plan provides for grants of up to 3,000,000 shares of Common Stock. As of June 30, 2023, no awards were granted under the 2023 Stock Incentive Plan.

As of June 30, 2023, there was $4.4 million of total unrecognized compensation expense related to unvested restricted shares. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 2.3 years as of June 30, 2023.

For the three months ended June 30, 2023 and 2022 the Company recognized total stock-based compensation expense of $0.7 million and $0.5 million, respectively. For the six months ended June 30, 2023 and 2022 the Company recognized total stock-based compensation expense of $1.4 million and $1.2 million, respectively.

NOTE 15—EARNINGS PER SHARE:

Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our time-based and performance-based restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. For the three and six months ended June 30, 2023, we had 1.0 million and 0.8 million of anti-dilutive shares, respectively.

The following table summarizes the calculations for earnings per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	($)	(%)	($)	(%)	($)	(%)	($)	(%)
Net income	$6,853		$13,519		$18,571		$23,171
Dividends to preferred shareholders	(400)		—		(649)		—
Net income available to common shareholders	6,453		13,519		17,922		23,171
Dividends to common shareholders	4,366				8,728		n/a
Undistributed Net Income	2,087				9,194		n/a

Distributed Net Income - Common	$4,366				$8,728		n/a
Distributed Net Income - Series A Convertible Preferred	$400				$649		n/a

Allocation of Undistributed Net Income - Common	$2,009	96.3%	n/a	n/a	$8,913	96.9%	n/a	n/a
Allocation of Undistributed Net Income - Series A Convertible Preferred	$78	3.7%	n/a	n/a	$281	3.1%	n/a	n/a

Basic EPS	$0.26		$0.56		$0.72		$0.96
Weighted average shares outstanding	24,607		24,157		24,608		24,156
Adjustments to weighted average shares outstanding:
Preferred stock(1)	951		—		776		—
Warrants(2)	30		—		39		—
Total adjustments to weighted average shares outstanding	981		—		815		—

Diluted weighted average shares outstanding	25,588		n/a		25,423		n/a
Diluted EPS(3)	$0.26		n/a		$0.72		n/a
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
(3)Calculated as the lesser of Basic EPS or Net income divided by diluted weighted average shares outstanding.

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

The following table summarizes supplemental cash flow and other information related to our operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$719	$471	$1,016	$932
Weighted-average remaining lease term - operating leases	3.80 years	4.66 years	3.80 years	4.66 years
Weighted-average discount rate - operating leases	5.60%	4.55%	5.60%	4.55%
Total lease costs (included in other general and administrative costs on the consolidated statements of operations)	$710	$236	$1,659	$476

The following table represents the maturity of the Company’s operating lease liabilities as of June 30, 2023:

Maturity of Lease Liabilities
2023	$1,444
2024	2,820
2025	2,585
2026	2,035
2027	479
Thereafter	—
Total future minimum lease payments	$9,363
Less: Imputed interest	(811)
Present value of future minimum lease payments	$8,552

NOTE 17—DIVIDENDS AND DISTRIBUTIONS:

The Company’s dividends and distributions are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions during the six months ended June 30, 2023 and 2022.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Six months ended June 30, 2023
February 27, 2023	April 4, 2023	April 14, 2023	$0.18	$4,291	6	$72
June 27, 2023	July 10, 2023	July 21, 2023	$0.18	$4,293	4	$73

Six months ended June 30, 2022
December 20, 2021	March 21, 2022	March 31, 2022	$0.65	$15,361	9	$225
April 20, 2022	June 20, 2022	June 30, 2022	$0.75	$17,634	21	$374

During the six months ended June 30, 2023 and 2022, an additional 8,000 and 5,300 shares valued at $0.1 million and $0.1 million, respectively, were issued related to dividends on unvested restricted stock awards.

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

While the Company operated as a RIC, it was required to distribute substantially all of its respective net taxable income each tax year as dividends to its shareholders. Accordingly, for the period June 30, 2022, no provision for federal income tax was made in the financial statements.

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

Effective Tax Rate and Net Operating Losses

The effective tax rate was (14.41)% for the six months ended June 30, 2023. The effective tax rate differs from the federal tax rate of 21% for the six months ended June 30, 2023 due primarily to the recognition of subsidiary federal net operating losses (“NOLs”) expected to be realized in a federal consolidated return setting and other discrete items.

At December 31, 2022, the Company had NOLs in the amount of $34.2 million. Certain of these NOLs ($4.6 million) expire in 2029 through 2037 with the remainder NOLs ($29.6 million) having indefinite lives. The Tax Cuts & Jobs Act of 2017 limits the amount of net operating loss utilized each year after December 31, 2020 to 80% of taxable income.

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

The Company’s and its subsidiaries’ federal income tax returns are generally open to review by the tax authorities for the tax years ended in 2019 and beyond. However, the Company’s NOLs continue to be subject to review by tax authorities in the period utilized notwithstanding origination in closed periods.

NOTE 19—SEGMENTS:

The Company's management reporting process measures the performance of its operating segments based on internal operating structure, which is subject to change from time to time. Accordingly, the Company operates four reportable segments for management reporting purposes as discussed below:

Banking - Newtek Bank originates, services and sells SBA 7(a) loans in a similar manner to NSBF’s historic business model (see Non-Bank Lending below) and originates and services SBA 504 loans, C&I loans, CRE loans and ABL loans. In addition, Newtek Bank offers depository services.

NSBF - relates to NSBF’s legacy portfolios held outside Newtek Bank, no new originating activity takes place. NSBF’s legacy portfolio consists of SBA 7(a) Loans, a material portion of which reside in securitization trusts.
Payments - Includes NMS, POS and Mobil Money. NMS markets credit and debit card processing services, check approval services, processing equipment, and software and:
–Assist merchants with initial installation of equipment and on-going service, as well as any other special processing needs that they may have.
–Handles payment processing for Mobil Money’s merchant portfolio of taxi cabs and related licensed payment processing software.
– POS is a provider of a cloud based Point of Sale (POS) system for a variety of restaurant, retail, assisted living, parks and golf course businesses, which provides not only payments and purchase technology solutions, but also inventory, customer management, reporting, employee time clock, table and menu layouts, and ecommerce solutions as the central operating system for an SMB.

Technology - Includes NTS and EWS. NTS provides website hosting, dedicated server hosting, cloud hosting, internet marketing, ecommerce, data storage, backup and disaster recovery, and other related services including consulting and implementing technology solutions for enterprise and commercial clients across the U.S. EWS provides web design and development. As a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by EWS and NTS, including its subsidiary SIDCO, within two years of becoming a financial holding company, subject to any extension of the two-year period.

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

The following tables provide financial information for the Company's segments:

	Banking	Technology	NSBF	Payments	Corporate and Other	Eliminations	Consolidated
As of and for the three months ended June 30, 2023
Interest income	$8,112	$—	$12,758	$504	$2,243	$(1,064)	$22,553
Interest expense	4,212	—	6,633	843	6,256	(1,064)	16,880
Net interest income	3,900	—	6,125	(339)	(4,013)	—	5,673
Provision for loan credit losses	2,575	—	—	—	—	—	2,575
Net interest income after provision for loan credit losses	1,325	—	6,125	(339)	(4,013)	—	3,098
Noninterest income	24,608	8,257	6,678	11,746	29,878	(34,739)	46,428
Noninterest expense	17,046	7,475	6,135	8,277	8,038	(6,791)	40,180
Income tax expense (benefit)	2,915	5	20	314	(730)	—	2,524
Net income (loss)	5,972	777	6,648	2,816	18,557	(27,948)	6,822
Less: Loss attributable to noncontrolling interests	—	—	—	(31)	—	—	(31)
Net income attributable to NewtekOne, Inc.	$5,972	$777	$6,648	$2,847	$18,557	$(27,948)	$6,853
Assets	$594,825	$26,082	$711,951	$51,721	$625,514	$(570,982)	$1,439,111

	Banking	Technology	NSBF	Payments	Corporate and Other	Eliminations	Consolidated
As of and for the six months ended June 30, 2023
Interest income	$11,852	$—	$25,973	$1,145	$4,823	$(2,525)	$41,268
Interest expense	5,893	246	13,292	1,810	12,296	(2,525)	31,012
Net interest income	5,959	(246)	12,681	(665)	(7,473)	—	10,256
Provision for loan credit losses	3,893	—	—	—	—	—	3,893
Net interest income after provision for loan credit losses	2,066	(246)	12,681	(665)	(7,473)	—	6,363
Noninterest income	34,825	16,487	26,310	22,812	34,767	(45,986)	89,215
Noninterest expense	30,512	15,195	18,757	16,221	16,257	(17,565)	79,377
Income tax expense (benefit)	2,220	89	40	445	(5,133)	—	(2,339)
Net income (loss)	4,159	957	20,194	5,481	16,170	(28,421)	18,540
Less: Loss attributable to noncontrolling interests	—	—	—	(31)	—	—	(31)
Net income attributable to NewtekOne, Inc.	$4,159	$957	$20,194	$5,512	$16,170	$(28,421)	$18,571
Assets	$594,825	$26,082	$711,951	$51,721	$625,514	$(570,982)	$1,439,111

NOTE 20—SUBSEQUENT EVENTS:

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The matters discussed in this report, as well as in future oral and written statements by Company management that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, including recent economic and market events and unrelated bank failures and declines in depositor confidence in certain types of depository institutions, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:
•our future operating results;
•our business prospects and the prospects of our subsidiaries;
•our contractual arrangements and relationships with third parties;
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
•a contraction of available credit and/or an inability to access the equity markets could impair our lending and business activities;
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

Executive Overview

Conversion to a Financial Holding Company

As of January 6, 2023, we are a financial holding company that, together with our consolidated subsidiaries, intends to provide a wide range of business and financial solutions under the NewtekOne® brand to the SMB market. Effective January 6, 2023, following authorization by our shareholders, we withdrew our previous election to be regulated as a BDC under the 1940 Act. Prior to such time, we operated as a BDC under the 1940 Act. Contemporaneously with withdrawing our election to be regulated as a BDC, on January 6, 2023, we completed the previously announced Acquisition of NBNYC, a national bank regulated and supervised by the OCC, pursuant to which we acquired from NBNYC’s shareholders all of the issued and outstanding stock of NBNYC. NBNYC has been renamed Newtek Bank, National Association and has become our wholly owned bank subsidiary. In connection with the completion of the Acquisition, we have contributed to Newtek Bank $31 million of cash and two of our subsidiaries, NBL and SBL (subsequently, NBL was merged into SBL). As a result of the Acquisition, we are now a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. We no longer qualify as a RIC under Subchapter M of the Code for federal income tax purposes and will no longer qualify for accounting treatment as an investment company. As a result, in addition to Newtek Bank and its consolidated subsidiary SBL, the following portfolio companies and subsidiaries will now be consolidated non-bank subsidiaries in our financial statements: NSBF; NMS; Mobil Money; NBC; PMT; NIA; TAM; Newtek Business Services Holdco 6, Inc; NCL; EWS; NTS and POS. In addition, as a result of commitments made to the Federal Reserve, we will divest or otherwise terminate the activities conducted by EWS and NTS including its subsidiary SIDCO, within two years of becoming a financial holding company, subject to any extension of the two-year period. See “Item 1A. Risk Factors – Risks Related to Regulation, Supervision and Compliance – Our status as a financial holding company requires us to curtail certain activities and imposes limitations on certain activities, which may negatively impact the Company’s business, financial condition and results of operations.”

Effective January 13, 2023, we filed Articles of Amendment amending our Charter to change the name of the Company to “NewtekOne, Inc.”

On April 13, 2023, the Company, NSBF and the SBA entered into the Wind-down Agreement, pursuant to which NSBF has begun to wind-down its operations and NSBF’s SBA 7(a) pipeline of new loans were transitioned to Newtek Bank. During this wind-down process, NSBF will continue to own the SBA 7(a) loans and PPP Loans currently in its SBA loan portfolio to maturity, liquidation, charge-off or (subject to SBA’s prior written approval) sale or transfer. NSBF will continue to service and liquidate its SBA loan portfolio pursuant to an SBA approved lender service provider agreement with SBL. In addition, during the wind-down process, NSBF will be subject to minimum capital requirements established by the SBA, be required to continue to maintain certain amounts of restricted cash available to meet any obligations to the SBA, have restrictions on its ability to make dividends and distributions to the Company, and remain liable to the SBA for post-purchase denials and repairs on the guaranteed portions of SBA 7(a) loans originated and sold by NSBF, from the proceeds generated by NSBF’s SBA loan portfolio. The Company has guaranteed NSBF’s obligations to the SBA.

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

Additionally, prior to January 6, 2023, due to our status as a BDC, we elected to be treated as a RIC for U.S. federal income tax purposes, beginning with our 2015 tax year. As an entity electing to be treated as a RIC, we generally did not have to pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that we distributed to our shareholders as dividends. To maintain our qualification as a RIC for U.S. federal income tax purposes, we were required to, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain tax benefits applicable to an entity treated as a RIC for U.S. federal income tax purposes, we were required to distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses.

The Company and its subsidiaries no longer qualify as a RIC for U.S. federal income tax purposes and will file a consolidated U.S. federal income tax return. Financial holding companies are subject to federal and state income taxes in essentially the same manner as other corporations. Taxable income is generally calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the “Code”), including Sections 581 through 597 that apply specifically to financial institutions. Some modifications are required by state law and the 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). Among other things, the Tax Act (i) established a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allowed the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limited the deduction for net interest expense incurred by U.S. corporations, (iv) allowed businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminated or reduced certain deductions related to meals and entertainment expenses, (vi) modified the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarified the definition of a covered employee and (vii) limited the deductibility of deposit insurance premiums. There can be no assurance as to the actual effective rate because it will be dependent upon the nature and amount of future income and expenses as well as actual investments generating investment tax credits and transactions with discrete tax effects.

From 2012 through December 31, 2022, NSBF, a wholly-owned subsidiary, was consistently the largest non-bank SBA 7(a) lender in the U.S. based on dollar volume of loan approvals, and, as of December 31, 2022, was the third largest SBA 7(a) lender in the United States. When combining Newtek Bank and NSBF, the Company ranked as the second largest SBA 7(a) lender based on dollar volume of loans approved as of June 30, 2023,through the first nine months of the SBA's fiscal year, which ends September 30, 2023. Historically, NSBF structured its loans so that it could both sell the government guaranteed portions of SBA 7(a) loans and securitize the unguaranteed portions. This structure generally allowed NSBF to recover its capital and earn excess capital on each loan, typically within a year. NSBF has begun to wind down its operations and has transitioned SBA 7(a) loan originations to Newtek Bank. NSBF will continue to own the 7(a) Loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off or (subject to SBA’s prior written approval) sale or transfer pursuant to the Wind-down Agreement and as described further above.

Additionally, we and our subsidiaries have historically provided a wide range of business and financial solutions to SMB relationships, including Business Lending, which includes SBA 7(a) loans, SBA 504 loans and conventional loans, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), Technology Consulting, eCommerce, Accounts Receivable and Inventory Financing, personal and commercial lines Insurance Services, Web Services, Data Backup, Storage and Retrieval, and Payroll and Benefits Solutions to SMB relationships nationwide across all industries. We supported the operations of our subsidiaries by providing access to our proprietary and patented technology platform, including NewTracker®, our patented prospect management software. We have historically defined SMBs as companies having revenues of $1 million to $100 million, and we have generally estimated the SMB market to be over 30 million businesses in the United States. We have historically made loans and provided business and financial solutions to the SMB market through NSBF and our controlled portfolio companies (now subsidiaries). In addition, the Company has begun to rollout the Newtek Advantage®, the One Dashboard for All of Your Business Needs®, which provides SMBs with instant access to a team of Newtek business and financial solutions experts in the areas of Business Lending, Electronic Payment Processing, Managed Technology Solutions, personal and commercial lines Insurance Services and Payroll and Benefits Solutions. Moreover, we believe that the Newtek Advantage can provide our SMB clients with analytics on their businesses, as well as transactional capabilities that other organizations do not presently offer.

Following the Acquisition, there can be no assurance regarding our continued lending prospects or operations as a financial holding company. See “Item 1A. Risk Factors – Risks Related to Regulation, Supervision and Compliance – We have a limited operating history as a financial holding company.”

Our common shares are currently listed on the Nasdaq Global Market under the symbol “NEWT”.

Newtek Bank is a nationally licensed SBA lender under the federal Section 7(a) loan program, and originates, sells and services SBA 7(a) loans. Newtek Bank has been granted PLP status and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender with PLP status allows Newtek Bank to expedite the origination of loans since Newtek Bank is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status would adversely impact our marketing efforts and ultimately our loan origination volume, which would negatively impact our results of operations. See "Item 1A. Risk Factors - Risks Related to SBA Lending - There can be no guarantee that Newtek Bank will be able to maintain its SBA 7(a) lending license" in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

In addition, recently, concerns have arisen with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors and large portfolios of investment securities. On March 10, 2023 Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation was appointed receiver of Silicon Valley Bank. On March 11, 2023, Signature Bank was similarly closed and placed into receivership and concurrently the Federal Reserve Board announced it will make available additional funding to eligible depository institutions to assist eligible banking organizations with potential liquidity needs. Subsequently, First Republic Bank entered FDIC receivership and its assets were sold to JPMorgan Chase Bank, N.A. While the Company’s business, balance sheet and depositor profile differ substantially from banking institutions that are the focus of the greatest scrutiny, the operating environment and public trading prices of financial services sector securities can be highly correlated, in particular in times of stress, which may adversely affect the trading price of the Company’s common stock and potentially its results of operations.

Income

For the quarterly period ended June 30, 2023, we generated income in the form of interest, net gains on sale of the guaranteed portions of SBA 7(a) loans originated, dividends, electronic payment processing income, servicing income, and other fee income generated by loan originations and by our subsidiaries. We originated loans that typically have terms of 10 to 25 years and bear interest at prime plus a margin. In some instances, we received payments on our loans based on scheduled amortization of the outstanding balances. In addition, we received repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments fluctuated significantly from period to period. Our portfolio activity for the quarterly period ended June 30, 2023 also reflects the proceeds of sales of guaranteed portions of SBA 7(a) loans we originated. In addition, we received servicing income related to the guaranteed portions of SBA 7(a) loans which we originated and sold into the secondary market. These recurring fees were earned daily and recorded when earned. In addition, we generated revenue in the form of loan packaging, loan prepayment, legal and late fees. We recorded such fees related to loans as other income. Distributions of earnings from our joint ventures were evaluated to determine if the distribution was income, return of capital or realized gain.

We recognized realized gains or losses on loans based on the difference between the net proceeds from the disposition and the cost basis of the loan without regard to unrealized gains or losses previously recognized. We recorded current period changes in fair value of loans and assets that were measured at fair value as a component of the net change in unrealized appreciation (depreciation) on the loans or servicing assets, as appropriate, in the consolidated statements of operations.

Expenses

For the quarterly period ended June 30, 2023, our primary operating expenses were salaries and benefits, interest expense including interest on deposits, electronic payment processing expense, technology services expenses, origination and servicing and other general and administrative costs, such as professional fees, marketing, referral fees, servicing costs and rent.

Guarantees
The Company is a guarantor on the SPV I Capital One Facility, SPV II Deutsche Bank Facility and SPV III One Florida Bank Facility. Maximum borrowings under the SPV I Capital One Facility are $60.0 million with an accordion feature to increase maximum borrowings to $150.0 million. The lenders’ commitments terminated in November 2022, with all amounts due under the SPV I Capital One Facility maturing in November 2025. Maximum borrowings under the SPV II Deutsche Bank facility $50.0 million with a maturity date in November 2024. Maximum borrowings under the SPV III One Florida Bank facility are $30.0 million with a maturity date in May 2025. At June 30, 2023, total principal owed under these facilities was $62.0 million. On April 27, 2023, the SPV III One Florida Bank Facility was amended to increase maximum borrowings under the line to $30.0 million. At June 30, 2023, the Company determined that it is not probable that payments would be required to be made under these guarantees.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $54.9 million. The Webster Facility matures in November 2027. At June 30, 2023, total principal outstanding was $38.9 million. At June 30, 2023, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. The Company is a guarantor on NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. Pursuant to the Wind-down Agreement, NSBF will be subject to minimum capital requirements established by the SBA, be required to continue to maintain certain amounts of restricted cash available to meet any obligations to the SBA and remain liable to SBA for potential post-purchase denials and repairs on the guaranteed portions of SBA 7(a) loans originated and sold by NSBF, from the proceeds generated by NSBF’s SBA loan portfolio. The Company has guaranteed NSBF’s obligations to the SBA and has funded a $10 million account at Newtek Bank to secure these potential obligations.

The Company’s Non-Conforming Conventional Commercial Loan Program

NCL JV: We established a 50/50 joint venture, NCL JV, between NCL, a wholly-owned subsidiary of Newtek, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq:TCPC). NCL JV provided non-conforming conventional commercial and industrial term loans to U.S. middle-market companies and small businesses. NCL JV ceased funding new loans during 2020. On January 28, 2022, NCL JV closed a conventional commercial loan securitization with the sale of $56.3 million Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL JV’s portfolio of conventional commercial business loans, including loans secured by liens on commercial or residential mortgaged properties, originated by NCL JV and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay the Deutsche Bank credit facility and return capital to the NCL partners. Refer to NOTE 4—INVESTMENTS for selected financial information and a schedule of investments of NCL as of June 30, 2023.

TSO JV: On August 5, 2022, Newtek Commercial Lending, Inc. and TSO II Booster Aggregator, L.P. (“TSO II”) entered into a joint venture, TSO JV, governed by the Amended and Restated Limited Partnership Agreement for the TSO JV. NCL and TSO II each committed to contribute an equal share of equity funding to the TSO JV and each have equal voting rights on all material matters. The TSO JV intends to deploy capital over the course of time with additional leverage supported by a warehouse line of credit. The purpose of the TSO JV is to invest in non-conforming conventional commercial and industrial term loans made to middle-market companies as well as small businesses. Refer to NOTE 4—INVESTMENTS for selected financial information and a schedule of investments of TSO JV as of June 30, 2023.

Unfunded Commitments

At June 30, 2023, the Company had $86.1 million of unfunded commitments consisting of $11.1 million in connection with its SBA 7(a) loans, $71.1 million in connection with its SBA 504 loans, and $3.9 million relating to commercial and industrial loans. The Company funds these commitments from the same sources it uses to fund its other loan commitments.

Discussion and Analysis of Financial Condition

June 30, 2023 vs. December 31, 2022

The changes in the financial statement line items from December 31, 2022 to June 30, 2023 are impacted by the Company’s transition to a financial holding company. Controlled investments have been removed from the balance sheet and replaced with the consolidated assets, liabilities and profits and losses of the former portfolio companies as well as the addition of Newtek Bank subsequent to the January 6, 2023 acquisition of NBNYC.

ASSETS

Total assets at June 30, 2023 were $1.4 billion, an increase of $440.2 million, or 44.1%, compared to total assets of $1.0 billion at December 31, 2022.

Loans

	June 30, 2023	December 31, 2022	Change
Loans held for sale, at fair value	$106,231	$19,171	$87,060

Loans held for sale, at amortized cost	41,641	—	41,641

Loans held for investment, at fair value	512,418	505,268	7,150

Loans held for investment, at amortized cost, net of deferred fees and costs	218,265	—	218,265
Allowance for credit losses	(4,764)	—	(4,764)
Loans held for investment, at amortized cost, net	213,501	—	213,501

Total Loans	$873,791	$524,439	$349,352

Loans held for sale, at fair value increased $87.1 million during the six months ended June 30, 2023, while loans held for sale, at amortized cost increased $41.6 million during the same period. The overall increase was primarily the result of the consolidation of entities that were previously controlled portfolio companies that hold loans, as well as new loan originations during the first six months of 2023.

Loans held for investment, at fair value consists of NSBF 7(a) loans and was $512.4 million at June 30, 2023 compared to $505.3 million at December 31, 2022. As discussed above, as of January 6, 2023, the Company operates as a financial holding company. Prior to that, we operated as a regulated BDC. As a result of the required accounting methodology changes, we prospectively adjusted the treatment of certain loans originated by NSBF between the held for investment and held for sale categories, resulting in the increase from December 31, 2022 to June 30, 2023.

Loans held for investment, at amortized cost consists of Newtek Bank loans acquired as part of the Acquisition and contributed to an increase of $213.5 million in loans.

Goodwill and Intangibles

June 30, 2023
	Goodwill	Intangible Assets	Total
NBNYC acquisition	$1,223	$940	$2,163
Other	19,910	5,923	$25,833
Total	$21,133	$6,863	$27,996

The Company did not have any goodwill and intangibles as of December 31, 2022. The $28.0 million increase in goodwill and intangible assets consists of $2.2 million relating to the Acquisition of Newtek Bank that includes core deposit intangibles and $25.8 million from the consolidation of previously unconsolidated portfolio companies that includes intangibles such as customer lists.

Settlement Receivable

Settlement receivables increased $119.9 million compared to December 31, 2022. The settlement receivable arises from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settle during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end.

LIABILITIES

Deposits

Total deposits were $447.4 million at June 30, 2023, consisting of $38.2 million in non-interest bearing deposits and $409.1 million in interest bearing deposits. The Company did not have any deposits as of December 31, 2022 prior to the Acquisition.

Borrowings

	June 30, 2023	December 31, 2022
	Borrowings Outstanding	Borrowings Outstanding	Change
Capital One Lines of Credit:
Capital One line of credit - guaranteed[1]	$4,950	$10,500	$(5,550)
Capital One line of credit - unguaranteed[1]	4,607	45,385	(40,778)
	9,557	55,885	(46,328)
Other Bank Borrowings:
Webster NMS Note	38,562	—	38,562
SPV II Deutsche Bank Facility	7,965	—	7,965
SPV I Capital One Facility	26,660	—	26,660
SPV III One Florida Bank Facility	26,684	—	26,684
FHLB Advances	24,085	—	24,085
Total Lines of Credit	123,956	—	123,956

Notes due 2024, 2025, and 2026:
2024 Notes	38,013	37,903	110
2025 5.00% Notes	29,425	29,306	119
2025 8.125% Notes	49,171	—	49,171
2026 Notes	113,205	112,846	359
Total 2024, 2025, and 2026 Notes	229,814	180,055	49,759

Notes payable - Securitization Trusts	334,060	279,136	54,924

Notes payable - related parties	—	24,250	(24,250)

Total	$697,387	$539,326	$108,661

Borrowings were $697.4 million at June 30, 2023 compared to $539.3 million at December 31, 2022. This increase was primarily due to an additional $54.9 million of notes payable-securitization trust which includes the 2023 securitization, consolidating $124.0 million of bank borrowings from newly consolidating entities, and an additional $49.2 million of newly issued 2025 8.125% Notes. These increases were partially offset by a $46.3 million reduction on our Capital One lines of credit, and the elimination in consolidation of a prior year related party note payable.

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

Results of Operations

Comparison of the six months ended June 30, 2023 and 2022

Summary

For the six months ended June 30, 2023, the Company reported net income of $18.54 million, or $0.72 per basic and diluted share, compared to net income of $23.17 million, or $0.96 per basic and diluted share, for the six months ended June 30, 2022, respectively.

The decrease in net income was attributable to the following items:

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Net interest income after provision for loan credit losses	$6,363	$5,950	$413
Noninterest income	89,215	47,639	41,576
Noninterest expense	79,377	30,361	49,016
Net income before taxes	16,201	23,228	(7,027)
Income tax (benefit) expense	(2,339)	57	(2,396)
Net income	18,540	23,171	(4,631)
Less: Loss attributable to noncontrolling interests	(31)	—	(31)
Net income attributable to NewtekOne, Inc.	$18,571	$23,171	$(4,600)

Net Interest Income

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Interest income
Loans and fees on loans	$37,109	$15,111	$21,998
Debt securities available-for-sale	647	—	647
Interest from affiliates	—	1,334	(1,334)
Other interest earning assets	3,512	—	3,512
Total interest income	41,268	16,445	24,823
Interest expense
Notes and securitizations	17,801	8,945	8,856
Bank and FHLB borrowings	7,685	1,364	6,321
Notes payable related party	—	186	(186)
Deposits	5,526	—	5,526
Total interest expense	31,012	10,495	20,517
Net interest income	$10,256	$5,950	$4,306
Interest Income
The $24.8 million increase in interest income was primarily driven by a $22.0 million increase in interest income on the Company’s loan portfolio. The increase in interest on loans was attributable to an increase in interest rates as well as the average outstanding accrual portfolio of loans held for investment at fair value increasing to $636.7 million from $479.1 million for the six months ended June 30, 2023 and 2022, respectively. The increase in the average outstanding accrual loan portfolio resulted from the origination of new SBA 7(A) loans period over period as well as the increase in our loan portfolio due to the Acquisition coupled with an increase in our total commercial loan originations in the first quarter of 2023, compared to the first quarter of 2022.

Interest Expense
The following is a summary of interest expense by facility for the six months ended June 30, 2023 and 2022:

(in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Change
Notes payable - Securitization Trusts	$10,171	$3,408	$6,763
Bank notes payable	7,317	1,364	5,953
2024 Notes[1]	1,210	1,211	(1)
2025 6.85% Notes[2]	—	430	(430)
2025 5.00% Notes	869	375	494
2025 8.125% Notes[3]	2,030	—	2,030
2026 Notes	3,523	3,521	2
Deposits[4]	5,526	—	5,526
FHLB Advances	366	—	366
Notes payable - related parties	—	186	(186)
Total interest expense	$31,012	$10,495	$20,517
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
(3) On January 23, 2023 the Company completed a private placement offering of $50.0 million aggregate principal amount of 8.125% notes due 2025. The Notes will mature on February 1, 2025. The Notes bear interest at a rate of 8.125% per year, payable semiannually on February 1 and August 1 each year, commencing on August 1, 2023.
(4) On January 6, 2023, the Company completed the Acquisition of NYNBC, resulting in the Company converting from a BDC to a financial holding company. With the Acquisition, the Company acquired the liabilities of NYNBC, which included interest-bearing deposit liabilities.

The increase in interest expense period over period is primarily from additional interest expense on the Notes payable - Securitization Trusts of $6.8 million, Bank notes payable of $6.0 million, and 2025 8.125% Notes of $2.0 million related to an increase in the average outstanding balance and interest rates period over the period, as well as the consolidation of additional subsidiaries associated with the Company’s withdrawal of its election to be treated as a BDC, which added $124.0 million in additional borrowings to the Company’s balance sheet. The Company also completed a securitization in June 2023, resulting in an additional $101.4 million of borrowings as of June 30, 2023. Additionally, in conjunction with the Acquisition and transition to a financial holding company, the Company now holds deposit liabilities with interest-bearing deposits contributing to the increase in interest expense at June 30, 2023 of $5.5 million.

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

	For the six months ended June 30, 2023
(dollars in thousands)	Average Balance	Interest	Average Yield / Rate
Interest-earning assets:
Interest-earning balances in other banks	$116,576	$3,512	6.08%
Investment securities	27,709	647	4.71
Loans held for sale	96,670	25,531	53.26
Loans held for investment	743,100	11,578	3.14
Total interest-earning assets	984,055	41,268	8.46
Less: Allowance for credit losses on loans	(2,394)
Noninterest earning assets	245,641
Total assets	$1,227,301

Interest-bearing liabilities
Demand	$25,942	$16	0.12%
Savings, Super NOW	63,956	1,508	4.75
Money Market	15,850	360	4.58
Time	165,437	3,642	4.44
Total deposits	271,185	5,526	4.11
Borrowings	677,945	25,486	7.58
Total interest-bearing liabilities	949,130	31,012	6.59
Noninterest-bearing deposits	2,424
Noninterest-bearing liabilities	66,925
Shareholders’ equity	208,821
Total liabilities and shareholders' equity	$1,227,301
Net interest income and interest rate spread		$10,256	1.87%
Net interest margin			2.10%
Ratio of average interest-earning assets to average interest bearing liabilities			103.68%

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

	For the six months ended June 30, 2023
	2023 vs. 2022
	Increase (Decrease) Due to
(dollars in thousands)	Rate	Volume[1]	Total
Interest income:
Interest-earning balances in other banks	$2,988	$514	$3,502
Investment securities	(978)	290	(688)
Loans held for sale	81,323	(67,117)	14,206
Loans held for investment	(8,098)	15,901	7,803
Total interest income	75,235	(50,412)	24,823

Interest expense:
Demand	—	16	16
Savings, Super NOW	—	1,508	1,508
Money Market	—	360	360
Time	—	3,642	3,642
Borrowings	9,612	5,379	14,991
Total interest expense	9,612	10,905	20,517
Net interest income	$65,623	$(61,317)	$4,306
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
For the six months ended June 30, 2023, there was a provision for loan credit losses of $3.9 million. There was no provision for credit losses for the same period in 2022 due to the change in accounting methodology related to the conversion to a financial holding company.

Noninterest Income

	Six months ended June 30,		2023/2022 Increase/(Decrease)
(in thousands)	2023	2022	Amount	Percent
Dividend income	$1,009	$12,827	$(11,818)	(92.1)%
Loan servicing asset revaluation	385	(2,340)	2,725	(116.5)
Servicing income	8,702	6,356	2,346	36.9
Net gains on sales of loans	19,734	35,186	(15,452)	(43.9)
Net gain on derivative transactions	179	628	(449)	(71.5)
Net gain (loss) on loans accounted for under the fair value option	10,268	(8,507)	18,775	(220.7)
Net unrealized appreciation (depreciation) on joint ventures	2,700	(2,333)	5,033	(215.7)
Net unrealized appreciation on controlled investments	—	1,875	(1,875)	(100.0)
Technology and IT support income	13,168	—	13,168	—
Electronic payment processing income	21,004	—	21,004	—
Other noninterest income	12,066	3,947	8,119	205.7
Total noninterest income	$89,215	$47,639	$41,576	87.3%

Dividend Income

For the six months ended June 30, 2022, dividend income was mainly dependent on the earnings of our joint ventures. On January 6, 2023, the Company completed the previously announced Acquisition and converted to a financial holding company. See NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION. The controlled portfolio companies have become consolidating subsidiaries of the Company in 2023 and therefore, under the new organizational structure, their profits and losses are consolidated within the statement of operations instead of in the form of dividend income going forward.
Servicing Portfolio and Related Servicing Income
The increase in servicing income was related to an increase of $271.9 million in the average total loan portfolio for which we earn servicing income period over period.
Derivatives
The decrease in derivative results relates to interest rate movements that impact the fair value of the derivative portfolio.

Technology and IT Support and Electronic Payment Processing Income

In connection with the Acquisition and the withdrawal of the election to be treated as a BDC, noninterest income for the six months ended June 30, 2023 includes technology and IT support, as well as electronic payment processing income the Company generated in the ordinary course of business.

Other Noninterest Income

For the six months ended June 30, 2023 and 2022, other income related primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The increase was related to an increase in legal, prepayment and packaging fees earned as a result of the higher volume of SBA 7(a) loans originated of 721 loans compared to 576 loans for the six months ended June 30, 2023 and 2022, respectively.

Non-Interest Expense

	Six months ended June 30,		2023/2022 Increase/(Decrease)
(in thousands)	2023	2022	Amount	Percent
Technology services expense	$7,269	$—	$7,269	—%
Electronic payment processing expense	9,342	—	9,342	—
Salaries and employee benefits expense	38,537	9,608	28,929	301.1
Professional services expense	6,596	2,813	3,783	134.5
Other loan origination and maintenance expense	6,386	13,604	(7,218)	(53.1)
Depreciation and amortization	1,705	123	1,582	1,286.2
Loss on extinguishment of debt	—	417	(417)	(100.0)
Other general and administrative costs	9,542	3,796	5,746	151.4
Total other expense	$79,377	$30,361	$49,016	161.4%

Cost of Sales

In conjunction with the Acquisition and withdrawal of the election to be treated as a BDC, subsidiaries that were previously not consolidated are reported in operations for the six months ended June 30, 2023. Cost of sales for the six months ended June 30, 2023 consists primarily of electronic payment processing costs of $9.3 million and expenses associated with web hosting and IT support of $7.2 million.

Salaries and Benefits

The increase in salaries and benefits was attributable to the change in reporting associated with the Acquisition and the withdrawal of the election for the Company to be treated as a BDC on January 6, 2023. As such, the salaries and benefits of entities that were not previously consolidated are now included in the Company’s expense for the six months ended June 30, 2023. This increase also includes an increase in salaries and bonuses and related accruals due to increased performance pay as well as a higher headcount period over period.

Professional Fees

The increase in professional fees period over period is attributable to the addition of the newly consolidated subsidiaries and entities due to the withdrawal of the election to be treated as a BDC, which amounted to $2.2 million for the six months ended June 30, 2023.

Origination and Loan Processing

Origination and loan processing expenses during the six months ended June 30, 2023 was $6.4 million compared to $13.6 million for the six months ended June 30, 2022. The change was due to the consolidation of the affiliated servicing company during the year, resulting in the elimination of the intercompany expenses.
Net Realized Gains and Losses

(in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Change
Net gains on sales of loans	$19,734	$35,186	$(15,452)
Net gain (loss) on loans accounted for under the fair value option	10,268	(8,507)	18,775
Loan servicing asset revaluation	385	(2,340)	2,725
Net gain on derivative transactions	179	183	(4)
Total net gains	$30,566	$24,522	$6,044

Net gains on sales of loans for the six months ended June 30, 2023 and 2022 were $19.7 million and $35.2 million, respectively, which included realized losses of $12.8 million and $3.3 million, respectively.

Net Realized Gains on SBA Loans

	Six Months Ended
	June 30, 2023		June 30, 2022
	# of Loans	$ Amount (in thousands)	# of Loans	$ Amount (in thousands)
SBA loans originated	721	$343,769	576	$363,904
SBA guaranteed loans sold	814	264,045	559	313,205
Realized gains recognized on sale of SBA loans		32,578		38,457
Average sale price as a percent of principal balance[1]		110.44%		110.32%
(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

For the six months ended June 30, 2023, the average sale price as a percent of principal balance was 110.44% compared to 110.32% for the prior period. The modest increase in sales prices in 2023 resulted from an improved yield profile of the SBA 7(a) loans in comparison to other short term government guaranteed investment alternatives.

During the wind-down of NSBF’s operations, NSBF will be required to continue to own its SBA 7(a) loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval), sale or transfer. In addition, NSBF will be required to continue to service and liquidate its SBA Loan Portfolio, including processing forgiveness and loan reviews for PPP Loans, pursuant to an SBA approved lender service provider agreement with SBL. The Company will continue to measure NSBF’s SBA 7(a) loan portfolio at fair value until the portfolio is completely runoff. The Company will report both realized and unrealized gains and losses relating to the fair value adjustments on the legacy NSBF SBA 7(a) portfolio.

Net gain (loss) on loans accounted for under the fair value option relates to guaranteed portions of SBA loans made which the Company sells into a secondary market. Unrealized appreciation of SBA guaranteed investments represents the fair value adjustment of guaranteed portions of loans which have not yet been sold. Unrealized depreciation represents the reversal of unrealized appreciation when the guaranteed portions of the SBA 7(a) loans are sold. The amount of the unrealized appreciation (depreciation) is determined by the quantity of guaranteed loans held for sale at quarter end as well as the change in secondary market pricing conditions. During the six months ended June 30, 2023, there was an increase in the gain-on-sale pricing as compared to the prior period.

Loan servicing asset revaluation relates to the amortization of the Company’s servicing assets. The increase in loan servicing asset revaluation is due to the increase in the total portfolio of investments for which we earn servicing income period over period.
Net gain on derivative transactions is attributable to interest rate movement on interest rate futures contracts.

Net Unrealized Appreciation (Depreciation)

(in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Change
Net unrealized appreciation (depreciation) on joint ventures	$2,700	$(2,333)	$5,033
Net unrealized appreciation on controlled investments	—	1,875	(1,875)
Total net unrealized appreciation (depreciation)	$2,700	$(458)	$3,158

Net Unrealized Appreciation (Depreciation) on Joint Ventures and Previously Reported Controlled Investments

Unrealized appreciation (depreciation) was derived from the following (former) portfolio companies for the six months ended June 30, 2023 and 2022:

(in thousands)	Six months ended June 30, 2023	Six months ended June 30, 2022	Change
Joint Ventures:
Newtek Conventional Lending, LLC	$2,865	$(2,333)	$5,198
Newtek TSO II Conventional Credit Partners, LP	(165)	—	(165)
Total net unrealized appreciation (depreciation) on joint ventures	$2,700	$(2,333)	$5,033

Controlled Investments:
Newtek Merchant Solutions, LLC (NMS)	$—	$(1,000)	$1,000
Newtek Technology Solutions, Inc. (NTS)	—	(3,400)	3,400
CDS Business Services, Inc.	—	(1,058)	1,058
PMTWorks Payroll, LLC	—	600	(600)
Small Business Lending, LLC	—	(1,265)	1,265
Newtek Insurance Agency, LLC	—	1,200	(1,200)
Newtek Business Lending, LLC	—	4,000	(4,000)
Titanium Asset Management LLC	—	(302)	302
Mobil Money, LLC	—	3,100	(3,100)
Total net unrealized appreciation	$—	$1,875	$(1,875)

Joint Ventures: The company recorded total net unrealized appreciation on joint ventures of $2.7 million for the six months ended June 30, 2023, compared to an unrealized loss of $2.3 million for the six months ended June 30, 2022.

Controlled Investments: For the six months ended June 30, 2022, net unrealized appreciation (depreciation) on controlled investments was driven by the valuation of the above (former) portfolio companies. On January 6, 2023, we completed the previously announced Acquisition of NBNYC and converted to a financial holding company. See “Item 1. Business - Our Business.” The above portfolio companies have become consolidating subsidiaries of NewtekOne, Inc. in 2023 and therefore, under the new organizational structure, their profits and losses will be consolidated within the statement of operations and there will no longer be unrealized appreciation (depreciation) on these investments beginning with the quarter ended March 31, 2023.

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These subsidiaries may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes. During the six months ended June 30, 2023 and 2022, we recognized an income tax benefit of $2.3 million, which was primarily related to the carried forward net operating losses along with the deferred tax provision on unrealized gains and income tax expense of $0.1 million related to the net unrealized (depreciation) appreciation of controlled portfolio company investments, respectively.

Results of Segment Operations

The Company has four reportable segments Banking, Technology, NSBF, and Payments. A description of each segment and the methodologies used to measure financial performance is described in NOTE 19—SEGMENTS in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

For the six months ended June 30, 2023
Banking	$4,159
Technology	957
NSBF	20,194
Payments	5,513
Corporate and other	(12,252)
Consolidated net income	$18,571

Banking - The banking segment includes Newtek Bank as well as its consolidated subsidiary SBL. The financial results include the origination and servicing of SBA 504 loans, C&I loans, CRE loans and ABL loans. In addition, the bank offers depository services. The results include $6.0 million of net interest income.

NSBF - Relates to NSBF’s legacy portfolio of SBA 7(a) loans held outside the bank. During the six months ended June 30, 2023, NSBF originated $154.6 million in SBA 7(a) loans. The results include $12.7 million of net interest income.

Payments - Payments includes POS and MOB and contributed $5.5 million to consolidated net income. Within those results are $22.8 million of noninterest income resulting from marketing credit and debit card processing services, check approval services, processing equipment, and software. The net income also included $16.2 million of noninterest expense.

Technology - Technology provides website hosting, dedicated server hosting, cloud hosting, web design and development, internet marketing, e-commerce, data storage, backup and disaster recovery, and other related services including consulting and implementing technology solutions for enterprise and commercial clients across the U.S. The segment contributed $16.5 million of noninterest income and $15.2 million of noninterest expense. As a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by EWS and NTS, including its subsidiary SIDCO, within two years of becoming a financial holding company, subject to any extension of the two-year period.

Corporate and Other - Represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries including Newtek Insurance and Newtek Payroll, non-bank lending including our joint ventures, and elimination adjustments to reconcile the results of the operating segments to the unaudited condensed consolidated financial statements prepared in conformity with GAAP.

Consolidated Results of Operations
Comparison of the three months ended June 30, 2023 and 2022
Summary

For the three months ended June 30, 2023, the Company reported net income of $6.9 million, or $0.26 per basic and diluted share, compared to net income of $13.5 million, or $0.56 per basic and diluted share, for the three months ended June 30, 2022.

The decrease in net income was attributable to the following items:

(in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Change
Net interest income after provision for loan credit losses	$3,098	$2,874	$224
Noninterest income	46,428	25,411	21,017
Noninterest expense	40,180	15,652	24,528
Net income before taxes	9,346	12,633	(3,287)
Income tax (benefit) expense	2,524	(886)	3,410
Net income	6,822	13,519	(6,697)
Less: Loss attributable to noncontrolling interests	(31)	—	(31)
Net income attributable to NewtekOne, Inc.	$6,853	$13,519	$(6,666)

Net Interest Income

(in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Change
Interest income
Loans and fees on loans	$19,607	$8,032	$11,575
Debt securities available-for-sale	415	—	415
Interest from affiliates	—	670	(670)
Other interest earning assets	2,531	—	2,531
Total interest income	22,553	8,702	13,851
Interest expense
Notes and securitizations	9,083	4,809	4,274
Bank and FHLB borrowings	3,746	939	2,807
Notes payable related party	—	80	(80)
Deposits	4,051	—	4,051
Total interest expense	16,880	5,828	11,052
Net interest income	$5,673	$2,874	$2,799

Interest Income
The $13.9 million increase in interest income was primarily driven by a $11.6 million increase in interest income on the Company’s loan portfolio. The increase in interest on loans was attributable to the average outstanding accrual portfolio of loans held for investment at fair value increasing to $609.8 million from $502.2 million for the three months ended June 30, 2023 and 2022, respectively. The increase in the average outstanding accrual loan portfolio resulted from the origination of new SBA 7(A) loans period over period as well as the increase in our loan portfolio due to the Acquisition coupled with an increase in our total commercial loan originations in the second quarter of 2023, compared to the second quarter of 2022.

Interest Expense
The following is a summary of interest expense by facility for the three months ended June 30, 2023 and 2022:

(in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Change
Notes payable - Securitization Trusts	$5,136	$1,918	$3,218
Bank notes payable	3,585	939	2,646
2024 Notes[1]	605	606	(1)
2025 6.85% Notes[2]	—	149	(149)
2025 5.00% Notes	434	375	59
2025 8.125% Notes[3]	1,147	—	1,147
2026 Notes	1,761	1,761	—
Deposits[4]	4,051	—	4,051
FHLB Advances	161	—	161
Notes payable - related parties	—	80	(80)
Total interest expense	$16,880	$5,828	$11,052
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
(3) On January 23, 2023 the Company completed a private placement offering of $50.0 million aggregate principal amount of 8.125% notes due 2025. The Notes will mature on February 1, 2025. The Notes bear interest at a rate of 8.125% per year, payable semiannually on February 1 and August 1 each year, commencing on August 1, 2023.
(4) On January 6, 2023, the Company completed the Acquisition of NYNBC, resulting in the Company converting from a BDC to a financial holding company. With the Acquisition, the Company acquired the liabilities of NYNBC, which included interest-bearing deposit liabilities.

The increase in interest expense period over period is primarily from additional interest expense on the Notes payable - Securitization Trusts of $3.2 million, Bank notes payable of $2.6 million, and 2025 8.125% Notes of $1.1 million related to an increase in the average outstanding balance and interest rates period over the period. In connection with the Company’s withdrawal of its election to be treated as a BDC, the Company now consolidates additional subsidiaries that added $124.0 million in borrowings to the Company’s consolidated balance sheet. The Company completed a securitization in June 2023, resulting in an additional $101.4 million of borrowings as of June 30, 2023. Additionally, in conjunction with the Acquisition and transition to a financial holding company, the Company now holds deposit liabilities with interest-bearing deposits contributing to the increase in interest expense at June 30, 2023 of $4.1 million.

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

	For the three months ended June 30, 2023
(dollars in thousands)	Average Balance	Interest	Average Yield / Rate
Interest-earning assets:
Interest-earning balances in other banks	$168,972	$2,531	6.01%
Investment securities	34,787	415	4.79
Loans held for sale	110,963	13,458	48.65
Loans held for investment	774,734	6,148	3.18
Total interest-earning assets	1,089,456	22,552	8.30
Less: Allowance for credit losses on loans	(2,693)
Noninterest earning assets	254,770
Total assets	$1,341,534

Interest-bearing liabilities
Demand	$27,416	$16	0.23%
Savings, Super NOW	118,447	1,416	4.79
Money Market	11,330	141	4.97
Time	216,551	2,478	4.59
Total deposits	373,744	4,051	4.35
Borrowings	677,187	12,829	7.60
Total interest-bearing liabilities	1,050,931	16,880	6.44
Noninterest-bearing deposits	2,562
Noninterest-bearing liabilities	63,085
Shareholders’ equity	224,956
Total liabilities and shareholders' equity	$1,341,534
Net interest income and interest rate spread		$5,672	1.86%
Net interest margin			2.09%
Ratio of average interest-earning assets to average interest bearing liabilities			103.67%

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

	For the three months ended June 30, 2023
	2023 vs. 2022
	Increase (Decrease) Due to
(dollars in thousands)	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$2,231	$293	$2,524
Investment securities	(576)	322	(254)
Loans held for sale	37,463	(30,024)	7,439
Loans held for investment	(4,454)	8,596	4,142
Total interest income	34,664	(20,813)	13,851

Interest expense:
Demand	—	16	16
Savings, Super NOW	—	1,416	1,416
Money Market	—	141	141
Time	—	2,478	2,478
Borrowings	4,447	2,554	7,001
Total interest expense	4,447	6,605	11,052
Net interest income	$30,217	$(27,418)	$2,799
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
For the three months ended June 30, 2022, there was a provision for loan credit losses of $2.6 million. There was no provision for credit losses for the same period in 2022 due to the change in accounting methodology related to the conversion to a financial holding company.

Non-Interest Income

	Three months ended June 30,		2023/2022 Increase/(Decrease)
(in thousands)	2023	2022	Amount	Percent
Dividend income	$505	$4,981	$(4,476)	(89.9)%
Loan servicing asset revaluation	(534)	(781)	247	(31.6)
Servicing income	4,299	3,175	1,124	35.4
Net gains on sales of loans	13,208	19,891	(6,683)	(33.6)
Net gain on derivative transactions	674	—	674	—
Net gain (loss) on loans accounted for under the fair value option	4,363	(5,789)	10,152	(175.4)
Net unrealized appreciation (depreciation) on joint ventures	698	(12)	710	(5916.7)
Net unrealized appreciation on controlled investments	—	1,578	(1,578)	(100.0)
Technology and IT support income	6,459	—	6,459	—
Electronic payment processing income	10,676	—	10,676	—
Other noninterest income	6,080	2,368	3,712	156.8
Total noninterest income	$46,428	$25,411	$21,017	82.7%
Dividend Income

For the three months ended June 30, 2022, dividend income was mainly dependent on the earnings of our joint ventures. On January 6, 2023, the Company completed the previously announced Acquisition and converted to a financial holding company. See NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION. The controlled portfolio companies have become consolidated subsidiaries of the Company in 2023 and therefore, under the new organizational structure, their profits and losses are consolidated within the statement of operations.
Servicing Portfolio and Related Servicing Income
The increase in servicing income was related to an increase of $257.3 million in the average total loan portfolio for which we earn servicing income period over period.
Derivatives
The increase in derivative results relates to interest rate movements that impact the fair value of the derivative portfolio.

Technology and IT Support and Electronic Payment Processing Income

In connection with the Acquisition and the withdrawal of the election to be treated as a BDC, other income for the three months ended June 30, 2023 includes technology and IT support as well as electronic payment processing income the Company generated in the ordinary course of business.

Other Noninterest Income

For the three months ended June 30, 2023 and 2022, other income related primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The increase was related to an increase in legal, prepayment and packaging fees earned as a result of the higher volume of SBA 7(a) loans originated of 400 loans compared to 330 loans for the three months ended June 30, 2023 and 2022, respectively.

Non-Interest Expense

	Three months ended June 30		2023/2022 Increase/(Decrease)
(in thousands)	2023	2022	Amount	Percent
Technology services expense	$3,466	$—	$3,466	—%
Electronic payment processing expense	4,838	—	4,838	—
Salaries and employee benefits expense	19,418	4,499	14,919	331.6
Professional services expense	3,156	1,512	1,644	108.7
Other loan origination and maintenance expense	3,559	7,121	(3,562)	(50.0)
Depreciation and amortization	832	60	772	1,286.7
Loss on extinguishment of debt	—	417	(417)	(100.0)
Other general and administrative costs	4,911	2,043	2,868	140.4
Total other expense	$40,180	$15,652	$24,528	156.7%
Cost of Sales

In conjunction with the NBNYC acquisition and withdrawal of the election to be treated as a BDC, subsidiaries that were previously not consolidated are reported in operations for the three months ended June 30, 2023. Cost of sales for the three months ended June 30, 2023 consists primarily of electronic payment processing costs of $4.8 million and expenses associated with web hosting and IT support of $3.5 million.

Salaries and Benefits

The increase in salaries and benefits was attributable to the change in reporting associated with the Acquisition and the withdrawal of the election for the Company to be treated as a BDC on January 6, 2023. As such, the salaries and benefits of entities that were not previously consolidated are now included in the Company’s expense for the three months ended June 30, 2023. This increase also includes an increase in salaries and bonuses and related accruals due to increased performance pay as well as a higher headcount period over period.

Professional Fees

The increase in professional fees period over period is attributable to the addition of the newly consolidated subsidiaries and entities due to the withdrawal of the election to be treated as a BDC, which amounted to $1.1 million for the three months ended June 30, 2023.

Origination and Loan Processing

Origination and loan processing expenses during the three months ended June 30, 2023 was $3.6 million compared to $7.1 million for the three months ended June 30, 2023. The change was due to the consolidation of the affiliated servicing company during the year, resulting in the elimination of the intercompany expenses.
Net Realized Gains and Losses

(in thousands)	Three months ended June 30, 2023	Three months ended June 30, 2022	Change
Net gains on sales of loans	$13,208	$19,891	$(6,683)
Net gain (loss) on loans accounted for under the fair value option	4,363	(4,917)	9,280
Loan servicing asset revaluation	(534)	(872)	338
Net gain on derivative transactions	674	—	674
Total net gains	$17,711	$14,102	$3,609

Net gains on sales of loans for the three months ended June 30, 2023 and 2022 were $13.2 million and $19.9 million, respectively, which included realized losses of $5.3 million and $1.4 million, respectively.

Net Realized Gains on SBA Loans

	Three Months Ended
	June 30, 2023		June 30, 2022
	# of Loans	$ Amount (in thousands)	# of Loans	$ Amount (in thousands)
SBA loans originated	400	$195,858	330	$200,563
SBA guaranteed loans sold	566	154,494	338	190,487
Realized gains recognized on sale of SBA loans		18,537		21,275
Average sale price as a percent of principal balance[1]		110.15%		109.21%
(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflects amounts net of split with the SBA.

For the three months ended June 30, 2023, the average sale price as a percent of principal balance was 110.15% compared to 109.21% for the prior period. The increase reflects an improved yield profile of the SBA 7(a) loans in comparison to other short term government guaranteed investment alternatives.

During the wind-down of NSBF’s operations, NSBF will be required to continue to own its SBA 7(a) loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval), sale or transfer. In addition, NSBF will be required to continue to service and liquidate its SBA Loan Portfolio, including processing forgiveness and loan reviews for PPP Loans, pursuant to an SBA approved lender service provider agreement with SBL. The Company will continue to measure NSBF’s SBA 7(a) loan portfolio at fair value until the portfolio is completely runoff. The Company will report both realized and unrealized gains and losses relating to the fair value adjustments on the legacy NSBF SBA 7(a) portfolio.

Net gain/(loss) on loans accounted for under the fair value option relates to guaranteed portions of SBA loans made which the Company sells into a secondary market. Unrealized appreciation of SBA guaranteed investments represents the fair value adjustment of guaranteed portions of loans which have not yet been sold. Unrealized depreciation represents the reversal of unrealized appreciation when the guaranteed portions of the SBA 7(a) loans are sold. The amount of the unrealized appreciation (depreciation) is determined by the quantity of guaranteed loans held for sale at quarter end as well as the change in secondary market pricing conditions. During the three months ended June 30, 2023, there was an increase in the gain-on-sale pricing as compared to the prior period.

Loan servicing asset revaluation relates to the amortization of the Company’s servicing assets. The increase in unrealized appreciation is due to the increase in the total portfolio of investments for which we earn servicing income period over period.
Net gain on derivative transactions is attributable to interest rate movement on interest rate futures contracts.
Net Unrealized Appreciation (Depreciation)

(in thousands)	Three months ended June 30, 2023	Three months ended June 30, 2022	Change
Net unrealized appreciation (depreciation) on joint ventures	$698	$(12)	$710
Net unrealized appreciation on controlled investments	—	1,578	(1,578)
Total net unrealized appreciation	$698	$1,566	$(868)

Net Unrealized Appreciation (Depreciation) on Joint Ventures and Previously Reported Controlled Investments

Unrealized appreciation (depreciation) was derived from the following (former) portfolio companies for the three months ended June 30, 2023 and 2022:

(in thousands)	Three months ended June 30, 2023	Three months ended June 30, 2022	Change
Joint Ventures:
Newtek Conventional Lending, LLC	$550	$(12)	$562
Newtek TSO II Conventional Credit Partners, LP	148	—	148
Total net unrealized appreciation (depreciation) on joint ventures	$698	$(12)	$710

Controlled Investments:
Newtek Merchant Solutions, LLC (NMS)	$—	$(1,000)	$1,000
Newtek Technology Solutions, Inc. (NTS)	—	(1,900)	1,900
CDS Business Services, Inc.	—	(369)	369
PMTWorks Payroll, LLC	—	(85)	85
Small Business Lending, LLC	—	(1,265)	1,265
Newtek Business Lending, LLC	—	4,000	(4,000)
Titanium Asset Management LLC	—	(303)	303
Mobil Money, LLC	—	2,500	(2,500)
Total net unrealized (depreciation) appreciation on controlled investments	$—	$1,578	$(1,578)
Joint Ventures: The company recorded total net unrealized appreciation on joint ventures of $0.7 million for the three months ended June 30, 2023, compared to an unrealized loss of $0.01 million for the three months ended June 30, 2022.

Controlled Investments: For the three months ended June 30, 2023, net unrealized appreciation (depreciation) on controlled investments was driven by the valuation of the above (former) portfolio companies. On January 6, 2023, we completed the previously announced Acquisition of NBNYC and converted to a financial holding company. See “Item 1. Business - Our Business.” The above portfolio companies have become consolidated subsidiaries of NewtekOne, Inc. in 2023 and therefore, under the new organizational structure, their profits and losses will be consolidated within the statement of operations and there will no longer be unrealized appreciation (depreciation) on these investments beginning with the quarter ended March 31, 2023.

Provision for Deferred Taxes on Unrealized Appreciation of Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These subsidiaries may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes. During the three months ended June 30, 2023 and 2022, we recognized income tax expense of $2.5 million, which was primarily related to the estimated tax expense on Q2 pre-tax book income, and income tax benefit of $0.9 million related to the net unrealized (depreciation) appreciation of controlled portfolio company investments, respectively.

Results of Segment Operations

The Company has four reportable segments Banking, Technology, NSBF, and Payments. A description of each segment and the methodologies used to measure financial performance is described in NOTE 19—SEGMENTS in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

For the three months ended June 30, 2023
Banking	$5,972
Technology	777
NSBF	6,648
Payments	2,847
Corporate and other	(9,390)
Consolidated net income	$6,854

Banking - The banking segment includes Newtek Bank as well as its consolidated subsidiary SBL. The financial results include the origination and servicing of SBA 504 loans, SBA 7(a) loans, C&I loans, CRE loans and ABL loans. In addition, the bank offers depository services. The results include $3.9 million of net interest income.

NSBF - Relates to NSBF’s portfolio of SBA 7(a) loans held outside the bank. During the three months ended June 30, 2023, NSBF originated $8.5 million in SBA 7(a) loans. The results include $6.1 million of net interest income.

Payments - Payments includes POS and MOB and contributed $2.8 million to consolidated net income. Within those results are $11.7 million of noninterest income resulting from marketing credit and debit card processing services, check approval services, processing equipment, and software. The net income also included $8.3 million of noninterest expense.

Technology - Technology provides website hosting, dedicated server hosting, cloud hosting, web design and development, internet marketing, e-commerce, data storage, backup and disaster recovery, and other related services including consulting and implementing technology solutions for enterprise and commercial clients across the U.S. The segment contributed $8.3 million of noninterest income and $7.5 million of noninterest expense. As a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by EWS and NTS, including its subsidiary SIDCO, within two years of becoming a financial holding company, subject to any extension of the two-year period.

Corporate and Other - Represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries including Newtek Insurance and Newtek Payroll, non-bank lending including our joint ventures, and elimination adjustments to reconcile the results of the operating segments to the unaudited condensed consolidated financial statements prepared in conformity with GAAP.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Capital One Facility, Notes payable - related parties, 2024 Notes, 2025 5.00% Notes, 2025 8.125% Notes, 2026 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. In the six months ended June 30, 2023, our primary use of funds from operations included originations of loans and payments of fees and other operating expenses we incurred. We may raise additional equity or debt capital through both registered offerings off a shelf registration, including “at-the-market”, or ATM, and private offerings of securities. On January 27, 2023, the Company submitted a Form S-3 with the SEC in order to commence the process of re-establishing an effective shelf registration statement. The registration statement on Form S-3 was declared effective by the SEC on July 27, 2023.

Public Offerings

ATM Program

On June 25, 2020, the Company entered into the 2020 ATM Equity Distribution Agreement. On July 20, 2022, the Company entered into Amendment No. 1 to the 2020 ATM Equity Distribution Agreement. The 2020 ATM Equity Distribution Agreement, as amended, provides that the Company may offer and sell up to 6,400,000 shares of common stock from time to time through the placement agents. From inception through December 31, 2022, we sold 3,069,754 shares of our common stock at a weighted average price of $23.02 per share. Proceeds, net of offering costs and expenses were $70.6 million. The Company paid the placement agents $1.4 million in compensation. The ATM program has been suspended as of January 6, 2023. On January 27, 2023, the Company submitted a Form S-3 with the SEC in order to commence the process of re-establishing an effective shelf registration statement. The registration statement on Form S-3 was declared effective by the SEC on July 27, 2023. The Company may, subject to market conditions, consider re-engaging in an equity ATM program.

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

The 2026 Notes will mature on February 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after February 1, 2022, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price equal to the following amounts, plus accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed plus (2) the sum of the present value of the scheduled payments of interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed from the redemption date until February 1, 2023, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points; provided, however, that if the Company redeems any 2026 Notes on or after February 1, 2023 (the date falling three years prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The 2026 Notes bear interest at a rate of 5.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2021, and trade on the Nasdaq Global Market under the trading symbol “NEWTZ.” At June 30, 2023, the Company was in compliance with all covenants related to the 2026 Notes.

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

The 2024 Notes will mature on August 1, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after August 1, 2021, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 5.75% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year, commencing on November 1, 2019, and trade on the Nasdaq Global Market under the trading symbol “NEWTL.” At June 30, 2023, the Company was in compliance with all covenants related to the 2024 Notes.

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

On December 29, 2021, the Company redeemed $40.0 million in aggregate principal amount of the $78.25 million of principal amount of 2024 Notes outstanding at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from November 1, 2021 through, but excluding, the redemption date. As of June 30, 2023, the outstanding principal balance of the 2024 Notes was $38.25 million.

The Base Indenture, and each supplemental indenture thereto, contains certain covenants. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. Each supplemental indenture (except for the Tenth Supplemental Indenture) includes covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by each supplemental indenture thereto. These covenants currently apply to the 2024 and 2026 Notes. At June 30, 2023, the Company was in compliance with all covenants related to the Notes.

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

On January 23, 2023 we completed a private placement offering of $50.0 million aggregate principal amount of 8.125% notes due 2025. The net proceeds from the sale of the notes were approximately $48.94 million after deducting estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the sale of the Notes for general corporate purposes, including payment of expenses incurred in connection with the issuance of the notes and other working capital purposes. The Notes will mature on February 1, 2025. The Notes bear interest at a rate of 8.125% per year payable semiannually on February 1 and August 1 each year, commencing on August 1, 2023.

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

At June 30, 2023, there was $5.0 million and $4.6 million outstanding under the guaranteed and unguaranteed lines of credit, respectively. At June 30, 2023, we were in full compliance with all applicable loan covenants.

Securitization Transactions

Since 2010, NSBF has engaged in securitizations of the unguaranteed portions of its SBA 7(a) loans. In the securitization, it uses a special purpose entity (the “Trust”) which is considered a variable interest entity. Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidation, which became effective January 1, 2010, the Company determined that as the primary beneficiary of the securitization vehicle, based on its power to direct activities through its role as servicer for the Trust and its obligation to absorb losses and right to receive benefits, it needed to consolidate the Trusts. NSBF therefore consolidated the entity using the carrying amounts of the Trust’s assets and liabilities. NSBF reflects the legacy portfolio of SBA 7(a) loans and reflects the associated financing in Notes Payable - Securitization trusts on the Consolidated Statements of Assets and Liabilities.

In June 2023, NSBF completed its thirteenth securitization which resulted in the transfer of $103.9 million of unguaranteed portions of SBA loans to the 2023-1 Trust. The 2023-1 Trust in turn issued securitization notes for the par amount of $103.9 million, consisting of $84.3 million of Class A notes and $19.6 million Class B notes, against the 2023-1 Trust assets in a private placement. The Class A and Class B notes received an “A-” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is October 2049. The Class A and Class B notes bear interest at an average rate of 30-day average compounded SOFR plus 3.24% across both classes.

In September 2022, NSBF completed its twelfth securitization which resulted in the transfer of $116.2 million of unguaranteed portions of SBA loans to the 2022-1 Trust. The 2022-1 Trust in turn issued securitization notes for the par amount of $116.2 million, consisting of $95.4 million of Class A notes and $20.8 million Class B notes, against the 2022-1 Trust assets in a private placement. The Class A and Class B notes received an “A-” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is October 2049. The Class A and Class B notes bear interest at an average rate of 30-day average compounded SOFR plus 2.97% across both classes.

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

Cash Flows and Liquidity
As of June 30, 2023, the Company’s unused sources of liquidity consisted of $140.9 million of interest bearing deposits in banks, $8.2 million available through bank notes payable; and $48.7 million in unrestricted cash.

Restricted cash of $66.7 million as of June 30, 2023 is primarily held by NSBF. The majority, or $54.6 million of restricted cash, includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants.

The Company generated and used cash as follows:

(in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net cash provided by (used in) operating activities	$105,490	$(65,181)
Net cash used in investing activities	(72,546)	(11)
Net cash provided by (used in) financing activities	75,478	4,358
Net (decrease) increase in cash and restricted cash	108,422	(60,834)
Cash and restricted cash, beginning of period	125,606	186,860
Consolidation of cash from controlled investments	22,306	—
Cash and restricted cash, end of period	$256,334	$126,026
During the six months ended June 30, 2023, operating activities used cash of $105.5 million, consisting primarily of (i) $199.7 million of loans held for sale; (ii) a $15.8 million increase in due to participants which arises when loan payments are received in the current period but not processed in time to have funds remitted to the participant during the current period; the amount varies depending on payment volume and timing at quarter end; and (iii) a $119.9 million increase in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settle during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end. These uses of cash were offset by (i) $157.2 million of proceeds from the sale of loans and (ii) $6.2 million of principal payments received from loans held for sale.
Cash used by investing activities primarily comprised $27.9 million used to purchase available-for-sale securities and $44.8 million in the net increase in loans held for investment, at fair value.
Net cash provided by financing activities was $75.5 million consisting primarily of a (i) $19.5 million issuance of preferred stock, (ii) $38.2 million of net borrowings under our bank notes payable; (iii) $101.4 million of issuances of securitization trusts and (iv) $50.0 million of issuances of the 2025 8.125% Notes. These sources of cash were offset by (i) $45.9 million of principal payments related to securitization notes payable.
In association with the Acquisition of NBNYC on January 6, 2023 and subsequent election to withdraw the Company’s status as a BDC, the newly consolidated entities’ cash was added to the balance sheet of the Company for the six months ended June 30, 2023.

Contractual Obligations
The following table represents the Company’s obligations and commitments as of June 30, 2023:

(in thousands)	Payments due by period
Contractual Obligations	Total	2023	2024	2025	2026	2027	Thereafter
Bank notes payable	$9,557	$—	$—	$9,557	$—	$—	$—
Webster NMS Note	38,874	—	—	—	—	38,874	—
FHLB Advances	24,085	—	6,000	5,796	—	12,289	—
SPV I Capital One Facility	27,027	—	—	27,027	—	—	—
SPV III One Florida Bank Facility	26,865	—	—	26,865	—	—	—
SPV II Deutsche Bank Facility	8,123	—	8,123	—	—	—	—
Securitization notes payable[1]	338,609	—	—	—	—	—	338,609
2024 Notes[1]	38,250	—	38,250	—	—	—	—
2025 Notes[1]	80,000	—	—	80,000	—	—	—
2026 Notes[1]	115,000	—	—	—	115,000	—	—
Employment agreements	1,776	1,413	363	—	—	—	—
Operating leases	9,363	1,444	2,820	2,585	2,035	479	—
Totals	$717,529	$2,857	$55,556	$151,830	$117,035	$51,642	$338,609
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

Capital amounts and ratios as of June 30, 2023 are presented in the table below:

			Minimum Capital
(in thousands)	Actual Amount	Ratio	Requirement Amount	Ratio
Consolidated - June 30, 2023
Tier 1 Capital (to Average Assets)	$133,913	10.5%	$53,661	4.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	133,427	12.7%	47,278	4.5%
Tier 1 Capital (to Risk-Weighted Assets)	133,913	12.7%	63,038	6.0%
Total Capital (to Risk-Weighted Assets)	158,415	15.1%	84,051	8.0%
Bank - June 30, 2023
Tier 1 Capital (to Average Assets)	$81,423	16.9%	$19,299	4.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	81,423	28.1%	13,035	4.5%
Tier 1 Capital (to Risk-Weighted Assets)	81,423	28.1%	17,380	6.0%
Total Capital (to Risk-Weighted Assets)	85,058	29.4%	23,174	8.0%

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies for the quarterly period ended June 30, 2023.
Fair Value Measurements

For the quarterly period ended June 30, 2023, we valued instruments for which market quotations are readily available at their market quotations. However, a readily available market value did not exist for many of the instruments in our portfolio, and we valued these instruments at fair value as determined in good faith by our management under our valuation policy and process. We may have sought pricing information with respect to certain of our instruments from pricing services or brokers or dealers in order to value such instruments. We also employed independent third party valuation firms for certain of our instruments for which there is not a readily available market value.

Due to the inherent uncertainty of determining the fair value of our instruments that do not have a readily available market value, the fair value of the instruments may differ significantly from the values that would have been used had a readily available market value existed for such instruments and may differ materially from values that may ultimately be received or settled.

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

Valuation of Instruments

Level 1 assets and liabilities were valued using quoted market prices. Level 2 assets and liabilities were valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 assets and liabilities were valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that were engaged at the direction of the Board to assist in the valuation of certain portfolio investments without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process.

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

Changes in the market environment and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. For the fiscal year ended December 31, 2022, we determined the fair value of each individual investment and recorded changes in fair value as unrealized appreciation or depreciation. For the fiscal year ended December 31, 2022, our investment portfolio is carried on the consolidated statements of assets and liabilities at fair value with any adjustments to fair value recognized as "Net unrealized appreciation (depreciation)" on the consolidated statements of operations until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a "Net realized gains (losses)."

We believe our portfolio as of June 30, 2023 and December 31, 2022 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

As of January 6, 2023, the Company no longer qualifies as a regulated investment company for federal income tax purposes and no longer qualifies for accounting treatment as an investment company and therefore, we no longer fair value the investments in our portfolio companies. During this wind-down of NSBF’s operations, NSBF will be required to continue to own its SBA 7(a) loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval), sale or transfer. In addition, NSBF will be required to continue to service and liquidate its SBA Loan Portfolio, including processing forgiveness and loan reviews for PPP Loans, pursuant to an SBA approved lender service provider agreement with SBL. The Company will continue to measure NSBF’s SBA 7(a) loan portfolio at fair value until the portfolio is completely runoff. The Company reports both realized and unrealized gains and losses relating to the fair value adjustments on the legacy NSBF SBA 7(a) portfolio.

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

Valuation of Servicing Assets

For the quarterly period ended June 30, 2023, the Company accounted for servicing assets in accordance with ASC 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. Servicing assets were measured at fair value at each reporting date and the Company reported changes in the fair value of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgement is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy.

Income Recognition
For the quarterly period ended June 30, 2023, management reviewed all loans that became 90 days or more past due on principal or interest or when there was reasonable doubt that principal or interest would be collected for possible placement on management’s designation of non-accrual status. Interest receivable was analyzed regularly and reserved against when deemed uncollectible. Interest payments received on non-accrual loans were recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans were restored to accrual status when past due principal and interest was paid and, in management’s judgment, were likely to remain current, although there may have been exceptions to this general rule if the loan had sufficient collateral value and was in the process of collection.

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

For the quarterly period ended June 30, 2023, we received servicing income related to the guaranteed portions of SBA loan investments which we sell into the secondary market. These recurring fees were earned and recorded daily. Servicing income was earned for the full term of the loan or until the loan is repaid.

For the quarterly period ended June 30, 2023, we received a variety of fees from borrowers in the ordinary course of conducting our business, including packaging fees, legal fees, late fees and prepayment fees. All other income was recorded when earned.

For the quarterly period ended June 30, 2023, distributions of earnings from our joint ventures were evaluated to determine if the distribution is income, return of capital or realized gain.

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

Income Taxes

Deferred tax assets and liabilities are computed based upon the differences between the financial statement and income tax basis of assets and liabilities using the enacted tax rates in effect for the year. These differences stem from net unrealized gains and losses generated by the Company, on the book value of intangible assets held by the Company, and on the total NOL balance carried forward from prior years. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets or liabilities will not be realized, a valuation allowance is required to reduce the deferred tax assets or liabilities to the amount that is more likely than not to be realized. Such deferred tax liabilities recorded on the statement of financial condition were a deferred tax asset, net of $4.6 million at June 30, 2023 and a deferred tax liability, net of $19.2 million at December 31, 2022, respectively. The change in deferred tax assets and liabilities is included as a component of income tax expense (benefit) in the consolidated statements of operations as a financial holding company.

The Company’s U.S. federal and state income tax returns prior to fiscal year 2019 are generally closed, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

For the three months ended June 30, 2023 and 2022, no U.S. federal excise taxes were due.

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

Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of June 30, 2023.
Recent Developments

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

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
NSBF primarily lends, and Newtek Bank will primarily lend, at an interest rate of prime, which resets on a calendar quarterly basis, plus a fixed margin. The Capital One revolver lines are on a prime plus or minus a fixed factor basis and the securitization notes are at prime or 1 month LIBOR, plus a fixed margin, whichever is less. As a result, the Company believes it has matched its cost of funds to its interest income in its financing activities. However, because of the differential between the amount lent and the smaller amount financed, a significant change in market interest rates will have a material effect on our income. In periods of sharply rising interest rates, our cost of funds will increase at a slower rate than the interest income earned on the loans we have originated; this should improve our net investment income, holding all other factors constant. However, a reduction in interest rates will result in the Company experiencing a reduction in investment income; that is, its interest income will decline more quickly than interest expense resulting in a net reduction of benefit to investment income. On June 30, 2022, SBA published final rules, effective August 1, 2022, revising various regulations governing the SBA’s business loan programs. As part of these rule changes, the SBA amended 13 CFR 1201.214(d), to require the use of loan amounts as the basis upon which the variable interest rate is set on SBA 7(a) loans, instead of loan maturities. To implement this change, SBA revised 13 CFR 1201.214(d) to reflect the maximum variable interest rates for all SBA 7(a) loans, as follows: (1) For all 7(a) loans of $50,000 and less, the interest rate shall not exceed six and a half (6.5) percentage points over the base rate; (2) For all 7(a) loans of more than $50,000 and up to and including $250,000, the maximum interest rate shall not exceed six (6.0) percentage points over the base rate; (3) For all 7(a) loans of more than $250,000 and up to and including $350,000, the maximum interest rate shall not exceed four and a half (4.5) percentage points over the base rate; and (4) For all 7(a) loans of more than $350,000, the maximum interest rate shall not exceed three (3.0) percentage points over the base rate. The Company is evaluating these rule changes and the potential impacts.

NewtekOne depends on the availability of secondary market purchasers for the guaranteed portions of SBA loans and the premium received on such sales to support its lending operations. Sale prices for guaranteed portions of SBA 7(a) loans could be negatively impacted by market conditions, in particular a higher interest rate environment, which typically lead to higher prepayments during the period, resulting in lower sale prices in the secondary market. A reduction in the price of guaranteed portions of SBA 7(a) loans could negatively impact our business.
We do not have significant exposure to changing interest rates on invested cash (includes cash and cash equivalents and restricted cash) which was approximately $256.3 million at June 30, 2023. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. As of June 30, 2023, cash deposits in excess of insured amounts totaled approximately $55.8 million.

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

Estimated Changes in EVE and NII. The table below sets forth, as of June 30, 2023, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Basis Point ("bp") Change in	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Interest Rates	12 Months Beginning June 30, 2023	12 Months Beginning June 30, 2024	As of June 30, 2023
+200	3.3%	9.5%	1.3%
+100	1.7	6.5	0.6
-100	(1.6)	0.7	(0.3)
-200	(3.3)	(2.2)	(0.7)

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

The EVE analysis shows that the Company would theoretically gain market value in a rising rate environment. The favorable EVE change resulting from the loan and lease portfolio in a rising rate analysis is more than offset by the devaluation of the interest-bearing liabilities.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures:

As of June 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 15, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 except as set forth below:

If we are deemed to be an investment company under the Investment Company Act of 1940, we will not be able to successfully execute our business strategy.

Certain of our subsidiaries rely on Rule 3a-7 to exclude their securitization activities from the definition of an “investment company” under the 1940 Act. Additionally, the Company has determined that, after withdrawing its election to be treated as a business development company, it is not an “investment company” because it neither holds more than 40% of its assets in “investment securities,” nor is it primarily engaged in, or holding itself out as being primarily engaged in, the business of investing, reinvesting or trading in securities. As a part of its determination, the Company has determined that certain of the loans held by its subsidiaries are neither securities nor “investment securities” under the 1940 Act. However, the staff of the SEC may disagree with our conclusions that (i) loans held by us and our subsidiaries are not securities as defined in the Act and that (ii) the Company did not meet the definition of an investment company under section 3 of the 1940 Act subsequent to our withdrawal of the election to be regulated as a BDC. If the SEC or a court determines that one or more of our subsidiaries’ activities cause us to fall within the definition of an “investment company,” and if no exemption is available, we could be required to register under the 1940 Act. Compliance with the 1940 Act, as a registered investment company, would require us to significantly alter our business and could impair our ability to operate as a financial holding company, with potential adverse impacts on our business, and, thus, our shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with the DRIP. During the six months ended June 30, 2023 and June 30, 2022, we issued 10,200 and 29,600 shares of common stock, respectively, valued at $0.1 million and $0.6 million, respectively to shareholders in connection with the DRIP.

During the three months ended June 30, 2023 and June 30, 2022 we issued 4,300 and 20,800 shares valued at $0.1 million and $0.4 million, respectively to shareholders in connection with the DRIP.

We also issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with dividends on unvested restricted stock awards. During the three months ended June 30, 2023 and June 30, 2022 we issued an additional 3,200 and 5,272 shares, respectively, valued at $0.06 million and $0.1 million, respectively, related to dividends on unvested restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

On June 16, 2023, Salvatore Mulia, a Director of the Company, entered into a written plan for the sale of an aggregate 9,000 shares of common stock. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, and is scheduled to commence on September 21, 2023 and terminate on September 22, 2024.

ITEM 6. EXHIBITS.

Number	Description
3.1
Amended and Restated Articles of Incorporation of Newtek (Incorporate by reference to Exhibit A to Newtek’s Pre-Effective Amendment No. 3 to its Registration Statement on Form N-2, No. 333-191499, filed November 3, 2014.)

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

10.1	NewtekOne 2023 Stock Incentive Plan, filed herewith.

10.2	NewtekOne 2023 Employee Stock Purchase Plan, filed herewith.

31.1*	Certification by Principal Executive Officer required by Rules 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2*	Certification by Principal Financial Officer required by Rules 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1**	Certification by Principal Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2**	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022; (iii) the Consolidated Statements of Changes in Stockholders Equity for the three and six months ended June 30, 2023 and 2022; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEKONE, INC.

Date: August 7, 2023	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: August 7, 2023	By:	/S/ NICHOLAS LEGER
Nicholas Leger
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)