Form 10-Q
period 2023-09-30
NewtekOne, Inc.
filed 2023-11-09
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.02 per share	NEWT	Nasdaq Global Market LLC
5.75% Notes due 2024	NEWTL	Nasdaq Global Market LLC
5.50% Notes due 2026	NEWTZ	Nasdaq Global Market LLC
8.00% Notes due 2028	NEWTI	Nasdaq Global Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2023, there were 24,648,181 shares outstanding of the registrant’s Common Stock, par value $0.02 per share.

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to NewtekOne, Inc. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2016-1 Trust	Newtek Small Business Loan Trust, Series 2016-1, terminated in December 2021
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1, terminated in February 2023
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1
2019-1 Trust	Newtek Small Business Loan Trust, Series 2019-1
2021-1 Trust	Newtek Small Business Loan Trust, Series 2021-1
2022-1 Trust	Newtek Small Business Loan Trust, Series 2022-1
2023-1 Trust	Newtek Small Business Loan Trust, Series 2023-1
2022 Notes	7.50% Notes due 2022, redeemed in August 2019
2024 Notes	5.75% Notes due 2024
2025 6.85% Notes	6.85% Notes due 2025, redeemed in May 2022
2025 5.00% Notes	5.00% Notes due 2025
2025 8.125% Notes	8.125% Notes due 2025
2025 Notes	Collectively, the 2025 6.85% Notes, the 2025 5.00% Notes and the 8.125% Notes due 2025
2026 Notes	5.50% Notes due 2026
2028 Notes	8.00% Notes due 2028
ABL	Asset based lending
ACL	Allowance for credit losses
Acquisition	The Company’s Acquisition of NBNYC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
2020 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated June 25, 2020 by and among the Company and the placement agents, as amended on July 20, 2022
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
C&I	Conventional commercial and industrial loans
Code	Internal Revenue Code of 1986, as amended
CRE	Conventional commercial real estate lending
Deutsche Bank	Deutsche Bank AG
DIF	Deposit Insurance Fund of the FDIC
DRIP	The Company's dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
2015 Stock Incentive Plan	The Company's 2015 Stock Incentive Plan
2023 Stock Incentive Plan	The Company’s 2023 Stock Incentive Plan
ESPP	Employee Stock Purchase Program
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Federal Reserve	Board of Governors of the Federal Reserve System
FDIC	Federal Deposit Insurance Corporation
FV	Fair Value
HFI	Held for investment
HFS	Held for sale
LIBOR	London Interbank Offered Rate

LCM	Lower of amortized cost basis or fair value
NAV	Net Asset Value
NBNYC	National Bank of New York City, which has been renamed Newtek Bank, National Association
OCC	Office of the Comptroller of the Currency
PCD	Purchased Financial Assets with Credit Deterioration
PLP	Preferred Lenders Program, as authorized by the SBA
PPP	Paycheck Protection Program
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SEC	U.S. Securities and Exchange Commission
SMB	Small-and-medium sized businesses
SPV I Capital One Facility	Revolving Credit and Security Agreement between NBL SPV I, LLC, a wholly-owned subsidiary of Holdco 6, and Capital One
SPV II Deutsche Bank Facility	Revolving Credit and Security Agreement between NBL SPV II, LLC, a wholly-owned subsidiary of Holdco 6, and Deutsche Bank
SPV III One Florida Bank Facility	Revolving Credit and Security Agreement between NBL SPV III, LLC, a wholly-owned subsidiary of Holdco 6, and One Florida Bank
Stock Purchase Agreement	Stock Purchase Agreement dated August 2, 2021, between the Company, NBNYC and certain NBNYC shareholders to acquire all of the issued and outstanding stock of NBNYC, as amended through December 12, 2022
Trustee	U.S. Bank, National Association
TSO II	TSO II Booster Aggregator, L.P.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States
Webster	Webster Bank, N.A.

Subsidiaries and Joint Ventures
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
NBL	Newtek Business Lending, LLC, a wholly-owned subsidiary of Newtek Bank; NBL was merged into SBL on May 2, 2023
NCL	Newtek Commercial Lending, Inc, a consolidated subsidiary
NCL JV	Newtek Conventional Lending, LLC, a 50% owned joint venture
Newtek Bank	Newtek Bank, National Association
Holdco 6	Newtek Business Services Holdco 6, Inc., a consolidated subsidiary
TSO JV	Newtek-TSO II Conventional Credit Partners, LP, a 50% owned joint venture
NMS	Newtek Merchant Solutions, LLC (formerly Universal Processing Services of Wisconsin LLC), a consolidated subsidiary
Mobil Money	Mobil Money, LLC, a consolidated subsidiary
NTS	Newtek Technology Solutions, Inc., a consolidated subsidiary
SIDCO	SIDCO, LLC dba Cloud Nine Services, a subsidiary of NTS
EWS	Excel WebSolutions, LLC, a consolidated subsidiary
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a consolidated subsidiary
SBL	Small Business Lending, LLC, a wholly owned subsidiary of Newtek Bank
NPS or PMT	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a consolidated subsidiary
NIA	Newtek Insurance Agency, LLC, a consolidated subsidiary
TAM	Titanium Asset Management LLC, a consolidated subsidiary
EMCAP	EMCAP Loan Holdings, LLC
POS	POS on Cloud, LLC, dba Newtek Payment Systems, a 59.8% consolidated subsidiary

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

NEWTEKONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In Thousands, except for Per Share Data)
	September 30, 2023	December 31, 2022
ASSETS	Financial Holding Company (Unaudited)	Investment Company
Cash and due from banks	$15,610	$53,692
Restricted cash	70,737	71,914
Interest bearing deposits in banks	137,346	—
Total cash and cash equivalents	223,693	125,606
Debt securities available-for-sale, at fair value	33,138	—
Loans held for sale, at fair value	70,467	19,171
Loans held for sale, at LCM	48,450	—
Loans held for investment, at fair value	492,987	505,268
Loans held for investment, at amortized cost, net of deferred fees and costs	280,934	—
Allowance for credit losses	(8,209)	—
Loans held for investment, at amortized cost, net	272,725	—
Federal Home Loan Bank and Federal Reserve Bank stock	3,657	—
Settlement receivable	63,957	—
Joint ventures, at fair value (cost of $37,865 and $23,314), respectively	40,713	23,022
Controlled investments (cost of $0 and $131,495), respectively	—	259,217
Non-control investments (cost of $1,360 and $1,360), respectively	1,360	1,360
Goodwill and intangibles	27,157	—
Right of use assets	5,991	6,484
Deferred tax asset, net	8,656	—
Servicing assets	36,774	30,268
Other assets	50,688	28,506
Total assets	$1,380,413	$998,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$20,316	$—
Interest-bearing	412,243	—
Total deposits	432,559	—
Borrowings	648,700	539,326
Dividends payable	4,769	—
Lease liabilities	7,343	7,973
Deferred tax liabilities, net	—	19,194
Due to participants	21,235	35,627
Accounts payable, accrued expenses and other liabilities	38,784	21,424
Total liabilities	1,153,390	623,544

Shareholders' Equity:
Preferred stock (par value $0.02 per share; authorized 20 shares, 20 and 20 shares issued and outstanding, respectively)	19,738	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 24,645 and 24,609 shares issued and outstanding, respectively)	491	492
Additional paid-in capital	192,711	354,243
Retained earnings	14,267	20,623
Accumulated other comprehensive loss, net of income taxes	(184)	—

Total shareholders' equity	227,023	375,358
Total liabilities and shareholders' equity	$1,380,413	$998,902

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023 Financial Holding Company	2022 Investment Company	2023 Financial Holding Company	2022 Investment Company
Interest income
Debt securities available-for-sale	$436	$—	$1,083	$—
Loans and fees on loans	23,232	8,804	60,341	23,915
Interest from affiliates	—	753	—	2,087
Other interest earning assets	3,068	—	6,580	—
Total interest income	26,736	9,557	68,004	26,002
Interest expense
Deposits	5,212	—	10,738	—
Notes and securitizations	11,005	5,488	28,806	14,433
Bank and FHLB borrowings	2,442	1,331	10,127	2,695
Notes payable related party	—	98	—	284
Total interest expense	18,659	6,917	49,671	17,412
Net interest income	8,077	2,640	18,333	8,590
Provision for credit losses	3,446	—	7,339	—
Net interest income after provision for credit losses	4,631	2,640	10,994	8,590
Noninterest income
Dividend income	388	7,224	1,397	20,051
Loan servicing asset revaluation	(1,951)	(1,624)	(1,566)	(3,964)
Servicing income, net of amortization	4,602	3,575	13,304	9,931
Net gains on sales of loans	12,718	14,767	32,452	49,953
Net gain (loss) on loans under the fair value option	2,809	(3,908)	12,588	(12,415)
Technology and IT support income	5,499	—	18,667	—
Electronic payment processing income	11,192	—	32,196	—
Other noninterest income	7,643	5,264	23,075	9,381
Total noninterest income	42,900	25,298	132,113	72,937
Noninterest expense
Salaries and employee benefits expense	15,300	4,772	53,837	14,380
Technology services expense	2,738	—	10,007	—
Electronic payment processing expense	4,817	—	14,159	—
Professional services expense	3,170	1,509	9,766	4,322
Other loan origination and maintenance expense	3,405	8,296	9,791	21,900
Depreciation and amortization	812	58	2,517	181
Loss on extinguishment of debt	—	—	—	417
Other general and administrative costs	4,303	1,823	13,814	5,619
Total noninterest expense	34,545	16,458	113,891	46,819
Net income before taxes	12,986	11,480	29,216	34,708
Income tax expense	3,011	118	671	175
Net income	9,975	11,362	28,545	34,533
Dividends to preferred shareholders	(400)	—	(1,049)	—
Net income available to common shareholders	$9,575	$11,362	$27,496	$34,533

Earnings per common share:
Basic	$0.38	$0.47	$1.10	$1.43
Diluted	$0.38	$0.47	$1.10	$1.43

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023 Financial Holding Company	2022 Investment Company	2023 Financial Holding Company	2022 Investment Company

Net income	$9,975	$11,362	$28,545	$34,533
Other comprehensive loss before tax:
Net unrealized loss on debt securities available-for-sale during the period	(79)	—	(281)	—
Other comprehensive loss before tax	(79)	—	(281)	—
Income tax benefit	98	—	97	—
Other comprehensive income (loss), net of tax	19	—	(184)	—
Comprehensive income	$9,994	$11,362	$28,361	$34,533

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Common stock		Preferred stock		Addition-al paid-in capital	Accumul-ated other comprehe-nsive income (loss)	Retained earnings	Total equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	24,614	$491	20	$19,738	$192,114	$(203)	$9,075	$221,215

DRIP shares issued	6	—	—	—	71	—	—	71
Stock-based compensation expense, net of forfeitures	—	—	—	—	592	—	—	592
Dividends declared related to RSA, net of accrued dividends forfeited	2	—	—	—	20	—	(20)	—
Purchase of vested stock for employee payroll tax withholding	(4)	—	—	—	(86)	—	—	(86)
Restricted stock awards, net of forfeitures	27	—	—	—	—	—	—	—
Dividends declared common shares ($0.18/share)	—	—	—	—	—	—	(4,363)	(4,363)
Dividends declared preferred shares ($12.27/share)	—	—	—	—	—	—	(400)	(400)
Net income (loss)	—	—	—	—	—	—	9,975	9,975
Other comprehensive loss, net of tax	—	—	—	—	—	19	—	19
Balance at September 30, 2023	24,645	$491	20	$19,738	$192,711	$(184)	$14,267	$227,023

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Common stock		Additional paid-in-capital	Accumulated undistributed earnings	Total equity
	Shares	Amount
Balance at June 30, 2022	24,187	$483	$368,934	$25,118	$394,535
DRIP shares issued	20	1	320	—	321
Stock-based compensation expense	—	—	553	—	553
Dividends Declared related to RSA	—	—	221	(221)	—
Purchase of vested stock for employee payroll tax withholding	—	—	(50)	—	(50)
Issuance of common stock, net of offering costs	36	1	725	—	726
Restricted stock awards	182	—	—	—	—
Dividends declared common shares ($0.75/share)	—	—	—	(15,648)	(15,648)
Net increase resulting from operations:
Net investment income	—	—	—	205	205
Net realized gain on investments	—	—	—	14,767	14,767
Net unrealized depreciation on investments	—	—	—	(3,610)	(3,610)
Balance at September 30, 2022	24,425	$485	$370,703	$20,611	$391,799

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Common stock		Preferred stock		Addition-al paid-in capital	Accumul-ated other comprehe-nsive income (loss)	Accumul-ated undistrib-uted earnings	Retained earnings	Total equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	24,609	$492	—	$—	$354,243	$—	$20,623	$—	$375,358
Conversion from BDC to Bank Holding Company Adjustments:
Change in presentation	—	—	—	—	20,624	—	(20,623)	—	1
Removal of fair value adjustments	—	—	—	—	(138,043)	—	—	—	(138,043)
Consolidation of controlled investments	—	—	—	245	(65,215)	—	—	—	(64,970)
Reassessment of deferred tax assets and liabilities	—	—	—	—	19,266	—	—	—	19,266
DRIP shares issued	16	—	—	—	217	—	—	—	217
Stock-based compensation expense, net of forfeitures	—	—	—	—	2,015	—	—	—	2,015
Dividends declared related to RSA, net of accrued dividends forfeited	9	—	—	—	137	—	—	(137)	—
Purchase of vested stock for employee payroll tax withholding	(16)	(1)	—	—	(533)	—	—	—	(534)
Restricted stock awards, net of forfeitures	27	—	—	—	—	—	—	—	—
Issuance of Preferred stock	—	—	20	20,000	—	—	—	—	20,000
Preferred stock issuance costs	—	—	—	(507)	—	—	—	—	(507)
Dividends declared common shares ($0.18/share)	—	—	—	—	—	—	—	(13,092)	(13,092)
Dividends declared preferred shares ($12.27/share)	—	—	—	—	—	—	—	(1,049)	(1,049)
Net income (loss)	—	—	—	—	—	—	—	28,545	28,545
Other comprehensive loss, net of tax	—	—	—	—	—	(184)	—	—	(184)
Balance at September 30, 2023	24,645	$491	20	$19,738	$192,711	$(184)	$—	$14,267	$227,023

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Common stock		Additional paid-in-capital	Accumulated undistributed earnings	Total equity
	Shares	Amount
Balance at December 31, 2021	24,159	$483	$367,663	$35,741	$403,887
DRIP shares issued	50	1	918	—	919
Stock-based compensation expense	—	—	1,801	—	1,801
Dividends Declared related to RSA	9	—	422	(422)	—
Purchase of vested stock for employee payroll tax withholding	(30)	—	(826)	—	(826)
Issuance of common stock, net of offering costs	36	1	725	—	726
Restricted stock awards	201	—	—	—	—
Dividends declared common shares	—	—	—	(49,241)	(49,241)
Net increase resulting from operations:	—	—	—	—	—
Net investment loss	—	—	—	(1,076)	(1,076)
Net realized gain on investments	—	—	—	50,398	50,398
Net unrealized depreciation on investments	—	—	—	(14,789)	(14,789)
Balance at September 30, 2022	24,425	$485	$370,703	$20,611	$391,799

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:	Financial Holding Company	Investment Company
Net income	$28,545	$34,533
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized appreciation on joint ventures	(3,141)	—
Net unrealized appreciation on controlled investments	—	(1,582)
Net (gain) loss on loans accounted for under the fair value option	(12,588)	12,415
Net unrealized depreciation on servicing assets	1,566	3,964
Net unrealized appreciation on derivative transactions	(54)	(183)
Net gains on sales of loans	(32,452)	(49,953)
Net accretion of premium/discount	(1,970)	—
Loss on extinguishment of debt	—	417
Amortization of deferred financing costs	3,028	1,891
Provision for credit losses	7,339	—
Lower of cost or market adjustment on loans held for sale	139	—
Stock compensation expense	2,029	—
Deferred income tax (benefit) expense	(8,934)	175
Depreciation and amortization	2,517	181
Proceeds from sale of loans held for sale	533,117	534,378
Purchase of loans held for sale from affiliate	(5,279)	—
Purchase of loans held for sale	—	(602)
Funding of loans held for sale	(532,993)	(586,858)
Funding of controlled investments	—	(26,558)
Funding of non-control/affiliate investment	—	(360)
Principal received on loans held for sale	8,204	65,551
Principal received from controlled investments	—	5,869
Return of investment from controlled investments	—	9,741
Contributions to joint ventures	(14,550)	—
Other, net	(481)	2,174
Changes in operating assets and liabilities:
Settlement receivable	(63,957)	(27,097)
Capitalized servicing asset	(140)	—
Due to/from related parties	(391)	3,807
Other assets	7,461	1,340
Dividends payable	4,769	—
Due to participants	(14,392)	(111,565)
Accounts payable, accrued expenses and other liabilities	(24,082)	723
Other, net	—	6
Net cash used in operating activities	(116,690)	(127,593)
Cash flows from investing activities:
Net decrease in loans held for investment, at fair value	12,259	—
Net increase in loans held for investment, at cost	(115,968)	—
Purchase of fixed assets	(293)	(11)
Net increase in Federal Home Loan and Federal Reserve Bank stock	(2,133)	—

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Nine Months Ended September 30,
	2023	2022
Purchases of available-for-sale securities	(28,134)	—
Acquisitions, net of cash acquired	11,252	—
Net cash used in investing activities	(123,017)	(11)
Cash flows from financing activities:
Net (paydowns) borrowings on bank notes payable	(105,700)	17,500
Net increase in deposits	295,544	—
Repayment of Federal Home Loan Bank advances	(4,336)	—
Proceeds from common shares sold, net of offering costs	—	726
Proceeds from preferred stock, net of offering costs	19,493	—
Net repayments under related party line of credit	—	(11,300)
Proceeds from 2025 5.00% Notes	—	30,000
Proceeds from 2025 8.125% Notes	50,000	—
Proceeds from 2028 8.00% Notes	40,000	—
Redemption of 2025 6.85% Notes	—	(15,000)
Payments on Notes Payable - Securitization Trusts	(68,918)	(63,707)
Issuance of Notes Payable - Securitization Trusts	103,860	116,210
Dividends paid, net of dividend reinvestment plan	(9,378)	(48,319)
Payments of deferred financing costs	(4,556)	(2,405)
Purchase of vested stock for employee payroll tax withholding	(521)	(829)
Net cash provided by financing activities	315,488	22,876
Net increase (decrease) in cash and restricted cash	75,781	(104,728)
Cash and restricted cash—beginning of period (Note 2)	125,606	186,860
Consolidation of cash from controlled investments	22,306	—
Cash and restricted cash—end of period (Note 2)	$223,693	$82,132

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$2,195	$1,646
Dividends declared but not paid during the period	$4,363	$2,998
Issuance of common shares under dividend reinvestment plan	$219	$922

Supplemental disclosure of cash flow information:
Interest paid	$48,282	$18,344

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

In addition, on January 6, 2023, the Company filed with the SEC a Form N-54C, Notification of Withdrawal of Election to be Subject to the 1940 Act, and has ceased to be a BDC effective as of January 6, 2023. As a result of the Acquisition, the Company is now a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. The Company no longer qualifies as a regulated investment company (RIC) for federal income tax purposes and no longer qualifies for accounting treatment as an investment company. As a result, in addition to Newtek Bank and its consolidated subsidiary, SBL, the following NewtekOne portfolio companies and subsidiaries are now consolidated non-bank subsidiaries in the Company’s financial statements: NSBF; NMS; Mobil Money; NBC; PMT; NIA; TAM; Holdco 6; NCL; EWS; and NTS. Our investment in POS is treated as a non-controlling interest and is included on our consolidated financial statements. In addition, as a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by NTS, including its subsidiary SIDCO, and EWS, within two years of becoming a financial holding company, subject to any extension of the two-year period.

Moreover, on April 13, 2023, the Company, NSBF and the SBA entered into an agreement in connection with NSBF’s and Newtek Bank’s participation in the SBA 7(a) loan program (the "Wind-down Agreement"). The Company’s business plan prepared in connection with the Acquisition provided for all SBA 7(a) loan originations to be transitioned to Newtek Bank and for NSBF to cease originations of SBA 7(a) loans. Pursuant to the Wind-down Agreement, NSBF has begun to wind-down its operations and NSBF’s SBA 7(a) pipeline of new loans was transitioned to Newtek Bank during the second quarter of 2023. During this wind-down process, NSBF will continue to own the SBA 7(a) loans and PPP Loans currently in its SBA loan portfolio to maturity, liquidation, charge-off or (subject to SBA’s prior written approval) sale or transfer. SBL will service and liquidate NSBF’s SBA loan portfolio, including processing forgiveness and loan reviews for PPP Loans, pursuant to an SBA approved lender service provider agreement. In addition, during the wind-down process, NSBF will be subject to minimum capital requirements established by the SBA, be required to continue to maintain certain amounts of restricted cash available to meet any obligations to the SBA, have restrictions on its ability to make dividends and distributions to the Company, and remain liable to the SBA for post-purchase denials and repairs on the guaranteed portions of SBA 7(a) loans originated and sold by NSBF. The Company has guaranteed NSBF’s obligations to the SBA and has funded a $10 million account at Newtek Bank to secure these potential obligations.
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

See accompanying notes to consolidated financial statements.

Except as otherwise noted, all financial information included in the tables in the following footnotes is stated in thousands, except per share data.

The accompanying notes to the unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 15, 2023. The unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of the consolidated financial statements in accordance with U.S. GAAP. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. The results of operations for an interim period may not give a true indication of the results for the entire year. The December 31, 2022 consolidated statement of assets and liabilities has been derived from the audited financial statements as of that date. All intercompany balances and transactions have been eliminated in consolidation.

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

Purchases and sales of debt securities are accounted for on a trade-date basis.

Cash

The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of September 30, 2023, cash deposits in excess of insured amounts totaled $63.4 million. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of September 30, 2023.
Restricted cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties, cash reserves established as part of agreements with the SBA, cash reserves associated with securitization transactions, and cash margin as collateral for derivative instruments. As of September 30, 2023, total restricted cash was $70.7 million.

Interest bearing deposits in banks

The Company’s interest bearing deposits in banks reflects cash held at other financial institutions that earn interest.

The following table provides a reconciliation of cash and restricted cash as of September 30, 2023 and 2022 and December 31, 2022 and 2021:

	September 30, 2023	September 30, 2022	December 31, 2022	December 31, 2021
Cash and due from banks	$15,610	$7,355	$53,692	$2,397
Restricted cash	70,737	74,777	71,914	184,463
Interest bearing deposits in banks	137,346	—	—	—
Cash and restricted cash	$223,693	$82,132	$125,606	$186,860

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

Commercial & Industrial: The commercial & industrial portfolio consists of loans made for general business purposes consisting of short-term working capital loans, equipment loans and unsecured business lines.

SBA 7(a): The SBA 7(a) portfolio includes loans originated under the federal Section 7(a) loan program. The SBA is an independent government agency that facilitates one of the nation’s largest sources of SMB financing by providing credit guarantees for its loan programs. SBA 7(a) loans are partially guaranteed by the SBA, with SBA guarantees typically ranging between 50% and 90% of the principal and interest due. Under the SBA’s 7(a) lending program, a bank or other lender may underwrite loans between $5,000 and $5.0 million for a variety of general business purposes based on the SBA’s loan program requirements. The guaranteed portion of the loans are held for sale and carried at LCM and therefore are not subject to CECL. The unguaranteed portion of the loans are held on balance sheet at amortized cost and are subject to CECL.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the AFS security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of September 30, 2023, the Company determined that the unrealized loss positions in the AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Settlement Receivable

Settlement receivable represents amounts due from third parties for guaranteed portions of SBA 7(a) loans which have been sold at period-end but have not yet settled.

Loans

Held for Investment

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are classified as held for investment.

At amortized cost, net of deferred fees and costs: Loans are reported at their principal amount outstanding, net of charge-offs, deferred origination costs and fees and purchase premiums and discounts. Loan origination and commitment fees and certain direct and indirect costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as an adjustment to yield. Premiums or discounts on purchased portfolios are amortized or accreted to income using the level yield method over the remaining period to contractual maturity. Currently, all LHI at amortized cost, net of deferred fees and costs are originated and carried at Newtek Bank and have a weighted average life of five years. Newtek Bank originates SBA 7(a) loans, under its PLP status, and typically sells the guaranteed portions and holds the unguaranteed portions for investment. Newtek Bank also holds CRE and C&I loans for investment.

At fair value: On a quarterly basis, management determines the fair values of the retained unguaranteed portions of SBA 7(a) loans HFI, and unrealized changes in FV are recognized in the income statement. The loans within this portfolio were originated by NSBF. Refer to the “Fair Value Option” section below for further information on loans HFI carried at FV under the FV option.

Held for Sale

Management designates loans as HFS based on its intent to sell loans, or portions of loans, in established secondary markets or to participant banks and credit unions. Salability requirements of government guaranteed portions include, but are not limited to, full disbursement of the loan commitment amount. The Company occasionally transfers loans between the HFS and HFI classifications based on its intent and ability to hold or sell loans. Management’s intent to sell may be impacted by secondary market conditions, loan credit quality, or other factors.

At lower of amortized cost basis or fair value: Both mortgage and nonmortgage loans classified as HFS are carried at the LCM. If the amortized cost basis of a loan exceeds FV, a valuation allowance should be established for the difference. Currently, HFS loans at LCM are carried at Newtek Bank. This includes the government guaranteed portion of SBA 7(a) loans and SBA 504 loans. Management may also make a determination to market for sale certain CRE and C&I loans on a loan by loan basis.

At fair value: The Company originates nonconforming loans HFS via its nonbank subsidiaries, and joint ventures. Nonconforming loans are carried at FV. The Company also originated SBA 504 loans HFS prior to the Acquisition through its nonbank subsidiaries. SBA 504 loans HFS held at Holdco 6 are accounted for under the FV option. Nonconforming loans are held at Holdco 6, NCL JV, and TSO JV and are also accounted for under the FV option. Additionally, the existing government guaranteed portion of SBA 7(a) loans held at NSBF are also HFS at FV. Refer to the “Fair Value Option” section below for further information on loans HFS carried at FV under the FV option.

Fair Value Option

Those loans for which the FV option were elected are measured at FV and classified as either HFS or HFI, as outlined above. Not electing FV generally results in a larger discount being recorded on the date of the sale. This discount will subsequently be accreted into interest income over the underlying loan’s remaining term using the effective interest method. Management made this change of election in alignment with its ongoing effort to reduce volatility and drive more predictable revenue. In accordance with accounting standards, any loans for which FV was previously elected continue to be measured as such. Interest income is recognized in the same manner on loans reported at FV as on non-FV loans, except in regard to origination fees and costs which are recognized immediately upon FV election. The changes in FV of loans are reported in noninterest income as Net gain (loss) on loans accounted for under the fair value option. FV of loans includes adjustments for historical credit losses, market liquidity, and economic conditions.

Goodwill and Intangible Assets

Goodwill is an indefinite lived asset, which is not amortized and is instead subject to impairment testing, at least annually. Intangible assets, such as customer merchant accounts, with finite lives are amortized over an estimated useful life of 66 to 168 months. (See NOTE 8—GOODWILL AND INTANGIBLE ASSETS.)

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

Servicing Assets
The Company accounts for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company and Newtek Bank earn servicing fees from the guaranteed portions of SBA 7(a) loans they originate and sell. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgement is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life and impairment is recorded to the extent the amortized cost exceeds the asset’s FV.

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
From 2010 through September 30, 2023, NSBF engaged in thirteen (13) securitizations of the unguaranteed portions of its SBA 7(a) loans. A securitization uses a special purpose entity (the “Trust”), which is considered a variable interest entity. Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidation, which became effective January 1, 2010, the Company determined that as the primary beneficiary of the securitization vehicles, based on its power to direct activities through its role as servicer for the Trusts and its obligation to absorb losses and right to receive benefits, it needed to consolidate the Trusts. The Company therefore consolidates the entities using the carrying amounts of the Trusts’ assets and liabilities and reflects the assets in SBA Unguaranteed Loans and reflects the associated financing in Notes Payable - Securitization trusts on the Consolidated Statements of Assets and Liabilities.

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

Allowance for Doubtful Accounts

Technology: The allowance for doubtful accounts is established by management through provisions for bad debts charged against income. Amounts deemed to be uncollectible are charged against the allowance for doubtful accounts and subsequent recoveries, if any, are credited to income.

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

Payments: Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer through the merchant’s acquiring bank and charged to the merchant. If the merchant has inadequate funds, the Company or, under limited circumstances, the Company and the acquiring bank, must bear the credit risk for the full amount of the transaction. The Company evaluates its risk for such transactions and estimates its potential loss for chargebacks based primarily on historical experience and other relevant factors.

The Company records reserves for charge-backs when such amounts are deemed to be probable and estimable. The required reserves may change in the future due to new developments, including, but not limited to, changes in litigation or increased charge-back exposure as the result of merchant insolvency, liquidation, or other reasons. The required reserves are reviewed periodically to determine if adjustments are required.

At September 30, 2023 the allowance for doubtful accounts was $0.8 million. There was no allowance for doubtful accounts as of December 31, 2022 prior to the Acquisition.

Accrued Interest Receivable

Upon the Acquisition and adoption of CECL, the Company made the following elections regarding accrued interest receivable: (1) presented accrued interest receivable balances separately within other assets balance sheet line item; (2) excluded interest receivable that is included in amortized cost of financing receivables from related disclosures requirements and (3) continued our policy to write off accrued interest receivable by reversing interest income. For loans, write off typically occurs upon becoming over 90 to 120 days past due. Historically, the Company has not experienced uncollectible accrued interest receivable on investment securities.

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

Due to Participants
Due to participants represents amounts due to third party investors in the SBA guaranteed portion of SBA 7(a) and PPP loans. When the Company receives principal payments, including PPP loan forgiveness, after the loan has been either partially or fully sold to the participant, the remittances received by the Company are either owed in part or in full to the participant and amounts are recorded as a liability on the consolidated statements of assets and liabilities.

Distributions

Dividends and distributions to the Company's common stockholders are recorded on the declaration date. The timing and amount to be paid out as a dividend or distribution is determined by the Company's Board each quarter.

Loan Interest Income Recognition

Held for Investment

At LCM: Interest on loans is generally recognized on a daily accrual basis at the applicable interest rate. Interest is not accrued on loans that are more than 90 days delinquent on payments, and any interest that was accrued but unpaid on such loans is reversed from interest income at that time, or when deemed to be uncollectible. Interest subsequently received on such loans is recorded as interest income or alternatively as a reduction in the amortized cost of the loan if there is significant doubt as to the collectability of the unpaid principal balance. Loans are returned to accrual status when principal and interest amounts contractually due are brought current and future payments are reasonably assured.

At FV: In accordance with accounting standards, any loans for which FV was previously elected continue to be measured as such. Interest income is recognized in the same manner on loans reported at FV as on non-FV loans, except in regard to origination fees and costs which are recognized immediately upon FV election. The changes in FV of loans are reported within noninterest income as Net gain (loss) on loans accounted for under the fair value option. FV of loans includes adjustments for historical credit losses, market liquidity, and economic conditions.

Held for Sale

At LCM: Net unrealized losses, if any, on loans without a FV election, are recognized through a valuation allowance and recorded as a charge to Other noninterest income. The cost basis of loans HFS includes unamortized loan origination fees and costs. The pro-rata portion, based on the percent of the total loan sold, of the remaining deferred fees and costs are recognized as an adjustment to the gain on sale. Not electing FV generally results in a larger discount being recorded on the date of the sale. This discount will subsequently be accreted into interest income over the underlying loan’s remaining term using the effective interest method. Management made this change of election in alignment with its ongoing effort to reduce volatility and drive more predictable revenue.

If the transfer is accounted for as a sale, the loans are derecognized from the Company’s consolidated balance sheet and a gain or loss is recognized in net gains on sales of loans line item on the consolidated statements of income. The gain on sale recognized in income is the sum of the premium on the guaranteed loan and the FV of the servicing assets recognized, less the discount recorded on the unguaranteed portion of the loan retained, and any FV fluctuations in associated exchange-traded interest rate futures contracts. If the transfer does not satisfy the aforementioned control criteria, the transaction is recorded as a secured borrowing with the transferred loans remaining on the Company’s consolidated balance sheet and proceeds recognized as a liability.

At FV: In accordance with accounting standards, any loans for which FV was previously elected continue to be measured as such. Interest income is recognized in the same manner on loans reported at FV as on non-FV loans, except in regard to origination fees and costs which are recognized immediately upon FV election. The changes in FV of loans are reported within noninterest income as Net gain (loss) on loans accounted for under the fair value option. FV of loans includes adjustments for historical credit losses, market liquidity, and economic conditions.

Non-Interest Income
Dividend income: Dividend income is recognized on an accrual basis for equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on equity securities, we assess many factors, including the joint ventures’ and non-controlled equity investments’ cumulative undistributed income and operating cash flow. Cash distributions from equity securities received in excess of such undistributed amounts are recorded first as a reduction of our investment and then as a realized gain on investment.

Servicing income: The Company earns servicing income related to the guaranteed portions of SBA 7(a) loan investments sold into the secondary market. These recurring servicing fees are earned and recorded daily. Servicing income is earned for the full term of the loan or until the loan is repaid.

Electronic payment processing income: Revenues are recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To achieve this core principle, the Company applies the following five steps:

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

NMS’s revenue is primarily derived from electronic payment processing and related fee income.

Electronic payment processing and fee income is derived from NMS’s electronic processing of credit and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services by applying a percentage to the dollar amount of each transaction plus a flat fee per transaction. Certain merchant customers are charged miscellaneous fees, including fees for handling charge-backs or returns, monthly minimum fees, statement fees and fees for other miscellaneous services. Revenues derived from the electronic processing of MasterCard®, Visa®, American Express® and Discover® sourced credit and debit card transactions are reported gross of amounts paid to sponsor banks.

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

ASU 2014-09, "Revenues from Contracts with Customers (“Topic 606”)" (“ASC 606”) requires that the Company determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the quarter ended September 30, 2023, substantially all of the Company’s revenues were recognized at a point in time.

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

Technology and IT support income

Our technology segment sells a range of services and goods, including managed IT services, product and procurement services, professional services, webhosting, secure private cloud hosting, and backup disaster recovery. Our technology segment sells hardware and software products on both a stand-alone basis without any services and as solutions bundled with services. When our technology segment provides a combination of hardware and software products with the provision of services, it separately identifies its performance obligations under its contract with the customer as the distinct goods (hardware and/or software products) or services that will be provided. The total transaction price for an arrangement with multiple performance obligations is allocated at contract inception to each distinct performance obligation in proportion to its stand-alone selling price. The stand-alone selling price is the price at which it would sell a promised good or service separately to a customer. Our technology segment estimates the price based on observable inputs, including direct labor hours and allocatable costs, or uses observable stand-alone prices when they are available. Our technology segment’s professional services include the design and implementation of a wide range of IT products and services. Such services are typically provided by us or third-party sub-contractor vendors on a stand-alone basis.

Revenue is measured based on the consideration specified in a contract with a customer. Our technology segment recognizes revenue when it satisfies a performance obligation by transferring control of a product or service or by arranging for the sale of a vendor’s products or service to a customer. Our technology segment recognizes revenue from sale of services as its technology segment performs the underlying services, typically based on time and materials basis based upon hours incurred for the performance completed to date for which we have the right to consideration. Our technology segment recognizes revenue on sales of goods at a point in time when customer takes control of goods, which typically occurs when title and risk of loss have passed to the customer. Our technology segment recognizes revenue on a gross basis for each of its services and product offerings principally because it is primarily responsible for fulfilling the promise to provide specified goods or service and it has discretion in establishing the price of specified good or service.

Other noninterest income:

Receivable fees; Receivable fees are derived from the funding (purchase) of receivables from the Company’s finance clients. The Company recognizes revenue on the date receivables are purchased at a percentage of face value as agreed to by the client. The Company also has arrangements with certain of its clients whereby it purchases the client’s receivables and charges a fee at a specified rate based on the amount of funds advanced against such receivables. The funds provided are collateralized and the income is recognized as earned which occurs as time passes.

Realized gains or losses on joint ventures: Realized gains or losses on joint ventures are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in the fair value of joint venture investments as a component of the net change in unrealized appreciation (depreciation) on joint ventures in the consolidated statements of operations

Other: The Company earns a variety of fees from borrowers in the ordinary course of conducting its business, including packaging, legal, late payment and prepayment fees. All other income is recorded when earned. Other income is generally non-recurring in nature and earned as “one time” fees in connection with the origination of new loans with non-affiliates.

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

Such residual expenses are recognized in the Company’s consolidated statements of income. During the quarter ended September 30, 2023, the Company partnered with two sponsor banks for substantially all merchant transactions. Substantially all merchant transactions were processed by one merchant processor.

Technology Services Expenses

Costs of services and goods sold include product costs, outbound and inbound freight costs, and direct time and materials in delivering service and goods to customers.
Selling and administrative expenses include salaries and wages for staff who are not directly associated with delivering services, bonuses and incentives, employee-related expenses, facility-related expenses, marketing and advertising expense, depreciation of property and equipment, professional fees, amortization of intangible assets, provisions for losses on accounts receivable and other operating expenses.

Stock – Based Compensation

The Company accounts for its equity-based compensation plans using the fair value method, as prescribed by ASC Topic 718 – Stock Compensation. Accordingly, for restricted stock awards, the Company measures the grant date fair value based upon the market price of the Company’s Common Stock on the date of the grant and amortizes this fair value to salaries and benefits ratably over the requisite service period or vesting term.

Income Taxes

Deferred tax assets and liabilities are computed based upon the differences between the financial statement and income tax basis of assets and liabilities using the enacted tax rates in effect for the year in which those temporary differences are expected to be realized or settled. These differences stem from net unrealized gains and losses generated by the Company and on the book value of intangible assets held by the Company. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Such deferred tax assets and liabilities recorded on the statement of financial condition were a deferred tax asset, net of $8.7 million at September 30, 2023 and a deferred tax liability, net of $19.2 million at December 31, 2022, respectively.

The Company’s U.S. federal and state income tax returns prior to fiscal year 2019 are generally closed, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

Formerly, as a RIC ending with the Company’s December 31, 2022 fiscal year end, the Company was not subject to corporate level income tax. Beginning on January 1, 2023 with the start of the 2023 fiscal year, the Company no longer qualifies as a RIC and will be subject to corporate level income tax. See NOTE 19—INCOME TAXES.

Segments

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management has determined that the Company has four reportable operating segments: Banking, Non-Bank SBA 7(a) Lending, Technology, Payments, and Other as discussed more fully in NOTE 20—SEGMENTS. In determining the appropriateness of a segment definition, the Company considers the criteria of FASB ASC 280, Segment Reporting.

Business Combinations

Business combinations are accounted for under the acquisition method, in which the identifiable assets acquired and liabilities assumed are generally measured and recognized at fair value as of the acquisition date, with the excess of the purchase price over the fair value of the net assets acquired recognized as goodwill. Items such as acquired income-tax related balances are recognized in accordance with other applicable GAAP, which may result in measurements that differ from fair value. Business combinations are included in the consolidated financial statements from the respective dates of acquisition. Historical reporting periods reflect only the results of legacy Company operations. Acquisition-related costs are expensed in the period incurred and presented within the applicable non-interest expense category. Additional information regarding the Company’s acquisitions can be found within NOTE 3—BUSINESS COMBINATION.

Recently Adopted Accounting Pronouncements

Beginning in 2023, the Company applies accounting standards applicable to our current status as a financial holding company.

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments” (Topic 326) and in April 2019, the FASB issued ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (collectively, “CECL”). CECL changed how entities measure potential credit losses for most financial assets and certain other instruments that are not measured at fair value. CECL replaced the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost. While ASU 2016-13 does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. CECL was effective for the Company beginning January 1, 2023.

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

Pursuant to the above, the Company recorded the estimate of fair value of the consideration paid for the fair value of assets acquired and liabilities assumed from NBNYC, based on initial valuations at January 6, 2023. Due to the timing between the Acquisition and the Company’s filing of this quarterly report on Form 10-Q, these fair values are considered preliminary as of September 30, 2023, and subject to adjustment for up to one year after January 6, 2023. While the Company believes that the information available on January 6, 2023 provided a reasonable basis for estimating fair value, the Company expects that it may obtain additional information and evidence during the measurement period that would result in changes to the estimated fair value amounts. Management believes that final goodwill will not be materially adjusted. Valuations subject to change include, but are not limited to, loans and leases, certain deposits, intangibles, deferred tax assets and liabilities, and certain other assets and other liabilities.

The Company’s results of operations for the three and nine months ended September 30, 2023 include the results of operations of Newtek Bank on and after January 6, 2023. Results for the period prior to January 6, 2023 do not include the results of operations of NBNYC.

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

In connection with the Acquisition, the Company recorded $1.2 million of goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is an asset representing the acquired future economic benefits such as synergies that are not individually identified and separately recognized (i.e., it is measured as a residual). The amount of goodwill recognized is also impacted by measurement differences resulting from certain assets and liabilities not being recorded at fair value (e.g., income taxes, employee benefits). In accordance with ASC 805-30-30-1, the measurement of goodwill occurs on the Acquisition Date and, other than qualifying measurement period adjustments, no adjustments are made to goodwill recognized as of the Acquisition Date until and unless it becomes impaired. Information regarding the allocation of goodwill to the Company’s reportable segments, as well as the carrying amounts and amortization of the core deposit intangible, can be found within NOTE 20—SEGMENTS and NOTE 8—GOODWILL AND INTANGIBLE ASSETS, respectively.

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

PCD loans.

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

The Company incurred transaction costs of $0.2 million during the nine months ended September 30, 2023, related to the NBNYC Acquisition. These costs have been included in the Consolidated Statement of Operations in Professional Services Expense.

NOTE 4—INVESTMENTS:

Investments consisted of the following at:

	September 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Non-controlled equity investments	$1,360	$1,360	$1,360	$1,360
Joint ventures	37,865	40,713	23,314	23,022
Controlled investments:
Equity	—	—	99,195	241,113
Debt	—	—	32,300	18,104
Total investments	$39,225	$42,073	$156,169	$283,599

The Company’s Non-Conforming Conventional Loan Program

NCL JV: On May 20, 2019, the Company and its joint venture partner launched NCL JV to provide non-conforming conventional commercial and industrial term loans to U.S. middle-market companies and small businesses. NCL JV is a 50/50 joint venture between NCL a wholly-owned subsidiary of the Company, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq: TCPC). NCL JV ceased funding new loans during 2020. On January 28, 2022, NCL JV closed a conventional commercial loan securitization with the sale of $56.3 million of Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL JV’s portfolio of conventional commercial business loans, including loans secured by liens on commercial or residential mortgaged properties, originated by NCL JV and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay NCL JV’s credit facility and return capital to the NCL JV partners.

The following tables show certain summarized financial information for NCL JV:

Selected Statement of Assets and Liabilities Information	September 30, 2023	December 31, 2022
	(Unaudited)	(Unaudited)
Cash	$557	$791
Restricted cash	2,115	2,362
Investments in loans, at fair value (amortized cost of $70,173 and $78,785, respectively)	71,698	78,595
Other Assets	1,624	1,807
Total assets	$75,994	$83,555

Securitization notes payable	$39,775	$49,273
Other liabilities	782	1,109
Total liabilities	40,557	50,382

Net assets	35,437	33,173
Total liabilities and net assets	$75,994	$83,555

Selected Statements of Operations Information	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and other income	$1,291	$1,744	$4,576	$5,258
Total expenses	614	737	1,923	2,223
Net investment income	677	1,007	2,653	3,035
Unrealized (depreciation) appreciation on investments	(216)	(2,778)	1,713	(4,824)
Net increase (decrease) in net assets resulting from operations	$461	$(1,771)	$4,366	$(1,789)

TSO JV: On August 5, 2022, NCL and TSO II Booster Aggregator, L.P. (“TSO II”) entered into a joint venture, TSO JV, governed by the Amended and Restated Limited Partnership Agreement for the TSO JV. TSO JV began making investments in non-conforming conventional commercial and industrial term loans during the fourth quarter of 2022. NCL and TSO II each committed to contribute an equal share of equity funding to the TSO JV and each have equal voting rights on all material matters. TSO JV intends to deploy capital over the course of time with additional leverage supported by a warehouse line of credit. The intended purpose of TSO JV is to invest in non-conforming conventional commercial and industrial term loans made to middle-market companies as well as small businesses.

The following tables show certain summarized financial information for TSO JV:

Selected Statement of Assets and Liabilities Information	September 30, 2023	December 31, 2022
	(Unaudited)	(Unaudited)
Cash	$3,921	$1,046
Restricted cash	999	498
Investments in loans, at fair value (amortized cost of $63,102 and $21,038, respectively)	65,784	22,449
Other assets	1,742	2,034
Total assets	$72,446	$26,027

Bank notes payable	$29,636	$12,950
Other liabilities	783	206
Total liabilities	30,419	13,156

Net assets	42,027	12,871
Total net assets	$72,446	$26,027

Selected Statements of Operations Information	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest and other income	$876	$—	$1,968	$—
Total expenses	1,424	—	3,042	—
Net investment loss	(548)	—	(1,074)	—
Unrealized appreciation on investments	1,464	—	1,270	—
Realized loss on investments	—	—	(16)	—
Realized gain on derivative transactions	351	—	518	—
Unrealized loss on derivative transactions	(151)	—	(146)	—
Net increase in net assets resulting from operations	$1,116	$—	$552	$—

Debt Securities Available-for-Sale

The following tables summarize the amortized cost and fair value of available-for-sale securities by major type as of September 30, 2023:

At September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$29,420	$—	$98	$29,321
Government agency debentures	4,000	—	183	3,817
Total available for sale securities	$33,420	$—	$281	$33,138

There was $0.1 million accrued interest receivable on available-for-sale securities at September 30, 2023, and is included in Other assets in the accompanying Unaudited Consolidated Statements of Financial Condition.

During the three and nine months ended September 30, 2023, no securities were sold or settled.

Unrealized Losses

The following tables summarize the gross unrealized losses and fair value of Newtek Bank’s available-for-sale securities by length of time each major security type has been in a continuous unrealized loss position:

	At September 30, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$29,321	$98	$—	$—	2	$29,321	$98
Government agency debentures	3,817	183	—	—	3	3,817	183
Total	$33,138	$281	$—	$—	$5	$33,138	$281

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

Contractual Maturities

The following table summarizes the amortized cost and fair value of available-for-sale securities by contractual maturity:

	At September 30, 2023		At December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within 1 year	$30,420	$30,321	$—	$—
After 1 year through 5 years	3,000	2,817	—	—
Total available for sale securities	$33,420	$33,138	$—	$—

Other information

The following table summarizes Newtek Bank’s available-for-sale securities pledged for deposits, borrowings, and other purposes:

	At September 30, 2023	At December 31, 2022
Pledged for deposits	$—	$—
Pledged for borrowings and other	30,720	—
Total available for sale securities pledge	$30,720	$—

NOTE 5—LOANS HELD FOR INVESTMENT:

Loans held for investment included SBA 7(a) loans originated by NSBF and Newtek Bank, as well as CRE and C&I loans originated by Newtek Bank. The following tables shows the Company’s loan portfolio by industry for loans held for investment, at fair value and loans held for investment, at amortized cost:

	Loans Held for Investment, at Fair Value
	September 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Food Services and Drinking Places	$45,922	$45,828	$47,012	$47,198
Specialty Trade Contractors	42,746	38,055	42,082	38,059
Professional, Scientific, and Technical Services	37,856	36,642	39,910	38,086
Ambulatory Health Care Services	28,180	27,183	27,275	25,151
Amusement, Gambling, and Recreation Industries	23,809	25,196	23,812	24,928
Merchant Wholesalers, Durable Goods	23,085	22,573	22,164	22,004
Administrative and Support Services	22,705	21,222	22,352	20,827
Repair and Maintenance	16,144	17,082	16,993	17,165
Merchant Wholesalers, Nondurable Goods	16,648	16,083	16,183	15,312
Personal and Laundry Services	12,971	13,708	12,949	13,333
Fabricated Metal Product Manufacturing	12,534	13,234	13,483	14,032
Truck Transportation	16,745	12,893	23,673	18,071
Accommodation	9,523	10,569	11,476	10,428
Construction of Buildings	10,009	9,913	11,252	10,194
Social Assistance	8,936	9,780	9,150	9,857
Motor Vehicle and Parts Dealers	9,436	9,732	10,071	9,536
Transportation Equipment Manufacturing	8,604	8,988	8,272	8,445
Food Manufacturing	10,614	8,416	10,756	8,873
Food and Beverage Stores	7,789	7,913	5,711	5,857
Support Activities for Mining	8,621	7,835	10,426	8,615
Rental and Leasing Services	6,907	7,312	7,417	7,647
Building Material and Garden Equipment and Supplies Dealers	7,752	7,124	8,098	7,689
Nursing and Residential Care Facilities	6,230	6,723	8,187	8,697
Educational Services	5,508	5,716	5,838	6,133
Other	109,107	103,267	118,251	109,131
Total	$508,381	$492,987	$532,793	$505,268

	Loans Held for Investment, at Amortized Cost
	September 30, 2023	December 31, 2022
Commercial Real Estate	$172,033	$—
Commercial & Industrial	8,430	—
Small Business Administration	100,597	—
Total Loans	281,060	—
Deferred fees and costs	(126)	—
Loans held for investment, at amortized cost, net of deferred fees and costs	$280,934	$—

Past Due and Non-Accrual Loans

The following tables summarize the aging of accrual and non-accrual loans by class:

	As of September 30, 2023
	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or more Days Past Due and Accruing(1)	Non- accrual	Total past Due and Non-accrual	Current	Total Carried at Amortized Cost	Total Loans Accounted for Under the Fair Value Option	Total Loans
Commercial Real Estate	$—	$—	$—	$4,621	$4,621	$167,412	$172,033	$—	$172,033
Commercial & Industrial	—	—	—	—	—	8,430	$8,430	—	8,430
SBA	—	29,743	10,759	47,403	87,905	505,678	$100,597	492,987	593,584
Total loans	$—	$29,743	$10,759	$52,024	$92,526	$681,520	$281,060	$492,987	$774,047
Deferred fees and costs							(126)	—	(126)
Allowance for credit losses							$(8,209)	$—	$(8,209)
Total loans, net							$272,725	$492,987	$765,712
(1)Represents loans that are considered well secured and in the process of collection.

	As of December 31, 2022
	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or more Days Past Due and Accruing	Non- accrual	Total past Due and Non-accrual	Current	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option	Total Loans
SBA	$18,681	$12,754	$—	$34,432	$65,867	$439,401	$—	$505,268	$505,268

The Company identified three loans that did not share similar risk characteristics with the loan segments identified in NOTE 2—SIGNIFICANT ACCOUNTING POLICIES and evaluated them for impairment individually. The unpaid contractual principal balance and recorded investment with no allowance for the loans individually assessed was $5.3 million as of the nine months ended September 30, 2023.

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

The following tables present asset quality indicators by portfolio class and origination year as of September 30, 2023.

	Term Loans Held for Investment by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Commercial Real Estate
Risk Grades 1-4	$51,855	$28,332	$14,676	$—	$10,595	$58,508	$163,966
Risk Grades 5-6	—	—	950	915	1,581	4,621	8,067
Risk Grade 7	—	—	—	—	—	—	—
Total	$51,855	$28,332	$15,626	$915	$12,176	$63,129	$172,033

Commercial & Industrial
Risk Grades 1-4	$6,413	$—	$—	$—	$—	$2,017	$8,430
Risk Grades 5-6	—	—	—	—	—	—	—
Risk Grade 7	—	—	—	—	—	—	—
Total	$6,413	$—	$—	$—	$—	$2,017	$8,430

SBA
Risk Grades 1-4	$135,190	$156,428	$57,882	$29,466	$58,524	$106,174	$543,664
Risk Grades 5-6	200	7,973	5,684	983	10,309	23,891	49,040
Risk Grade 7	—	—	—	—	—	—	—
Risk Grade 8	—	124	17	22	10	707	880
Total	$135,390	$164,525	$63,583	$30,471	$68,843	$130,772	$593,584
Total	$193,658	$192,857	$79,209	$31,386	$81,019	$195,918	$774,047

	Term Loans Held for Investment by Origination Year
December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
SBA
Risk Grades 1-4	$171,948	$66,113	$34,116	$69,563	$55,376	$70,669	$467,785
Risk Grades 5-6	698	3,633	595	5,400	6,772	20,273	37,371
Risk Grade 7	—	—	—	—	—	112	112
Total	$172,646	$69,746	$34,711	$74,963	$62,148	$91,054	$505,268

Allowance for Credit Losses

See NOTE 2—SIGNIFICANT ACCOUNTING POLICIES for a description of the methodologies used to estimate the ACL.

The following table details activity in the ACL for the three months ended September 30, 2023:

	Commercial Real Estate	Commercial & Industrial	Small Business Administration	Total
Beginning Balance	$1,373	$267	$3,124	4,764
Charge offs	—	—	—	—
Recoveries	—	—	—	—
Provision	58	49	3,339	3,446
Ending Balance	$1,431	$316	$6,463	$8,209

The following table details activity in the ACL for the nine months ended September 30, 2023:

	Commercial Real Estate	Commercial & Industrial	Small Business Administration	Total
Beginning Balance	$—	$—	$—	$—
Adjustment to Beginning Balance due to PCD marks[1]	774	96	—	870
Charge offs	—	—	—	—
Recoveries	—	—	—	—
Provision	657	220	6,463	7,339
Ending Balance	$1,431	$316	$6,463	$8,209

(1)Given the January 6, 2023 transition to a financial holding company, the Company established an ACL with the beginning balance representing the purchased credit deteriorated loans acquired through the NBNYC Acquisition. There were no charge-offs or recoveries on the loans held for investment, at amortized cost during the three and nine months ended September 30, 2023.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The Company did not make any loan modifications to borrowers experiencing financial difficulty that would require disclosure, such as principal forgiveness, term extension, or interest rate reductions as of the three and nine months ended September 30, 2023. Additionally there were no troubled debt restructurings under legacy U.S. GAAP as of the period ended December 31, 2022.

NOTE 6—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Transactions with Affiliated Companies

An affiliated company is an unconsolidated entity in which the Company has an ownership of 5% or more of its voting securities. Transactions related to our joint ventures and non-controlled investments for the nine months ended September 30, 2023 were as follows:

Company	Fair Value at December 31, 2022	Purchases (Cost)	Principal Received	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Fair Value at September 30, 2023	Interest and Other Income	Dividend Income
Joint Ventures
Newtek Conventional Lending, LLC	$16,587	$248	$—	$—	$2,865	$19,700	$—	$1,302
Newtek TSO II Conventional Credit Partners, LP	6,435	14,302	—	—	276	21,013	—	—
Total Joint Ventures	$23,022	$14,550	$—	$—	$3,141	$40,713	$—	$1,302

Non-Control Investments
EMCAP Loan Holdings, LLC	$1,000	$—	$—	$—	$—	$1,000	$—	$95
Biller Genie Software, LLC	360	—	—	—	—	360	—	—
Total Non-Control Investments	$1,360	$—	$—	$—	$—	$1,360	$—	$95

Total Affiliate Investments	$24,382	$14,550	$—	$—	$3,141	$42,073	$—	$1,397

Amounts due from affiliated companies was $0.4 million and $1.3 million at September 30, 2023 and December 31, 2022, respectively, and are included within Other Assets. Amounts due to related parties were $0.1 and $1.2 million at September 30, 2023 and December 31, 2022, respectively, and are included within Other Liabilities.

The Company purchased $5.3 million of loans from a related party, TSO JV during the nine months ended September 30, 2023.

NOTE 7—SERVICING ASSETS:
Servicing assets held by NSBF and Newtek Bank are measured at fair value and lower of cost or market, respectively. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells. As of September 30, 2023 the Company services $1.7 billion in SBA 7(a) loans.

The following tables summarizes the fair value and valuation assumptions related to servicing assets at September 30, 2023 and December 31, 2022:

	September 30, 2023				December 31, 2022
		Weighted	Range			Weighted	Range
Unobservable Input	Amount	Average	Minimum	Maximum	Amount	Average	Minimum	Maximum

Servicing Assets at FV:	$31,292				$30,268
Discount factor[1]		13.75%	13.75%	13.75%		16.50%	16.50%	16.50%
Cumulative prepayment rate		22.50%	22.50%	22.50%		25.00%	25.00%	25.00%
Average cumulative default rate		19.00%	19.00%	19.00%		25.00%	25.00%	25.00%

Servicing Assets at LCM:	5,482				—
Discount factor[1]		13.75%	13.75%	13.75%		—%	—%	—%
Cumulative prepayment rate		22.50%	22.50%	22.50%		—%	—%	—%
Average cumulative default rate		19.00%	19.00%	19.00%		—%	—%	—%

Total	$36,774				$30,268
(1) Determined based on risk spreads and observable secondary market transactions.

Servicing fee income earned for the three months ended September 30, 2023 and 2022 was $4.6 million and $3.6 million, respectively. Servicing fee income earned for the nine months ended September 30, 2023 and 2022 was $13.3 million and $9.9 million, respectively.

NOTE 8—GOODWILL AND INTANGIBLE ASSETS:

Goodwill

The following table summarizes changes in the carrying amount of goodwill:

	September 30, 2023	December 31, 2022
NBNYC Acquisition	$1,224	$—
Payments	14,909	$—
Technology	5,001	$—
Total goodwill	$21,134	$—

The Company did not have any goodwill as of December 31, 2022 prior to the Acquisition. The $21.1 million balance of goodwill consists of $1.2 million relating to the Acquisition of Newtek Bank itself, as well as $14.9 million and $5.0 million, respectively, from the payments and technology segments due to the consolidation of previously unconsolidated portfolio companies due to the Company’s reorganization related to the Acquisition.

Intangible Assets

The following table summarizes intangible assets:

	At September 30, 2023			At December 31, 2022
	Gross carrying Amount	Accumulated Amortization	Net Carrying amount	Gross carrying Amount	Accumulated Amortization	Net Carrying amount
Core Deposits	$1,040	$(150)	$890	$—	$—	$—
Payments Customer lists	8,575	(8,488)	87	—	—	—
Technology Customer lists	8,811	(3,765)	5,046	—	—	—
Total intangible assets	$18,426	$(12,403)	$6,023	$—	$—	$—

Amortization expense for the three and nine months ended September 30, 2023 was $0.4 million and $1.2 million, respectively, and is included in Depreciation and amortization on the Consolidated Statements of Income. There was no amortization expense for the three and nine months ended September 30, 2022 since there were no intangible assets prior to the Acquisition.

The remaining estimated aggregate future amortization expense for intangible assets as of September 30, 2023 is as follows:

Amortization Expense
Remainder of 2023	$319
2024	982
2025	948
2026	928
2027	907
Thereafter	1,939
Total	$6,023

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

Level 2Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, derivative contracts and loans held-for-sale.

Level 3Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing assets, warrant liabilities, joint ventures, guaranteed loans held at fair value, and highly structured or long-term derivative contracts.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date. There were no transfers to or from Level 3 of the fair value hierarchy for assets and liabilities during the nine months ended September 30, 2023 or 2022.
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
The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded. In addition recent changes in inflation and base interest rates, supply chain disruptions, significant market volatility, risk of recession, recent economic and market events, unrelated bank failures and declines in depositor confidence in depository institutions, the ongoing war between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, United Kingdom, the European Union and China could further negatively impact the fair value of the Company’s investments after September 30, 2023, in addition to other circumstances and events that are not yet known.

The following tables present fair value measurements of certain of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of September 30, 2023 and December 31, 2022:

	Fair Value Measurements at September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available-for-sale
U.S. Treasury notes	$29,321	$29,321	$—	$—
Government agency debentures	3,817	—	3,817	—
Loans held for sale, at fair value	70,467	—	1,251	69,216
Loans held for investment, at fair value	492,987	—	—	492,987
Other real estate owned [1]	2,829	—	—	2,829
Non-controlled/affiliate investments	1,360	—	—	1,360
Servicing assets	31,292	—	—	31,292
Derivative instruments[1,2]	122	—	122	—
Joint ventures	40,713	—	—	40,713
Total assets	$672,908	$29,321	$5,190	$638,397
Liabilities:
Equity warrants[3]	$194	$—	$—	$194
(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities.
(2) Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(3) Included in Other Liabilities on the Consolidated Statements of Assets and Liabilities.

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, at fair value	$19,171	$—	$19,171	$—
Loans held for investment, at fair value	505,268	—	—	505,268
Controlled investments	259,217	—	—	259,217
Other real estate owned[1]	3,529	—	—	3,529
Non-control investments	1,360	—	—	1,360
Servicing assets	30,268	—	—	30,268
Controlled investments measured at NAV[2]	23,022	—	—	—
Total assets	$841,835	$—	$19,171	$799,642
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

The following tables represents the changes in the investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023
	Loans HFI, at FV	Loans HFS, at FV	Controlled Investments	Joint Ventures	Servicing Assets	Non-Control Investments	Warrant Liabilities[2]	Other Real Estate Owned[1]
Fair value, December 31, 2022	$505,268	$—	$259,217	$23,022	$30,268	$1,360	$—	$3,529
Additions/(removal) of entities consolidating after Conversion to BHC	—	69,745	(259,217)	—	—	—	—	—
Reclass of loans HFS to HFI	5,879	—	—	—	—	—	—	—
Reclass of loans HFS at FV to HFS at LCM		(18,833)	—	—	—	—	—	—
Net gain (loss) on loans under the fair value option	12,132	1,071	—	—	—	—	—	—
Gain (loss) on sales	(18,032)	(37)	—	—	—	—	—	(457)
SBA loans, funded	38,616	42,966	—	—	—	—	—	—
Conventional loans, funded	—	44,660	—	—	—	—	—	—
Foreclosed real estate acquired	(2,195)	—	—	—	—	—	—	2,195
Purchase of loans	—	5,279	—	—	—	—	—	—
Repurchases of SBA loans	9,461	—	—	—	—	—	—	—
Sales	—	(68,960)	—	—	—	—	—	(2,198)
Principal payments received	(58,142)	(6,675)	—	—	—	—	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	—	—	—	3,141	3,584	—	(117)	—
Other factors	—	—	—	—	(5,150)	—	—	(240)
Additions	—	—	—	14,550	2,590	—	311	—
Fair value, September 30, 2023	$492,987	$69,216	$—	$40,713	$31,292	$1,360	$194	$2,829
(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities.
(2) Included in Other Liabilities on the Consolidated Statements of Assets and Liabilities.

	Nine Months Ended September 30, 2022
	SBA Unguaranteed Investments	Controlled Investments	Servicing Assets	Non-Control Investments	Other Real Estate Owned[1]
Fair value, December 31, 2021	$424,417	$230,935	$28,008	$1,000	$2,354
Net change in unrealized appreciation (depreciation) on investments	(6,473)	5,295	—	—	(172)
Change in net unrealized depreciation on servicing assets due to factors other than changes in valuation inputs or assumptions	—	—	(3,964)	—	—
Realized loss	(8,131)	—	—	—	(205)
SBA unguaranteed non-affiliate investments, funded	142,974	—	—	—	—
Foreclosed real estate acquired	(1,646)	—	—	—	1,646
Purchase of investments	—	26,308	—	360	—
Purchase of loans from SBA	600	—	—	—	—
Sale of investment	—	—	—	—	(1,308)
Principal payments received on debt investments	(63,365)	(5,870)	—	—	—
Additions to servicing assets	—	—	9,486	—	—
Fair value, September 30, 2022	$488,376	$256,668	$33,530	$1,360	$2,315

(1) Included in Other Assets on the Consolidated Statements of Assets and Liabilities.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2023 and December 31, 2022. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at September 30, 2023 and December 31, 2022.

	Fair Value as of		Weighted	Range
	September 30, 2023	Unobservable Input	Average[1]	Minimum	Maximum
Assets:
Held for investment, at fair value - accrual loans	$446,220	Market yields	8.50%	8.50%	8.50%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	19.00%	19.00%	19.00%
Held for investment, at fair value - non-accrual loans	$46,767	Market yields	8.80%	8.80%	8.80%
		Cumulative prepayment rate	—%	—%	—%
		Average cumulative default rate	30.00%	30.00%	30.00%
Held for sale, at fair value	$69,216	Market yields	7.55%	7.55%	7.55%
		Cumulative prepayment rate	55.60%	55.60%	55.60%
		Average cumulative default rate	20.00%	20.00%	20.00%
Joint Ventures	$40,713	Market yields	9.00%	9.00%	9.00%
		Cost of equity	11.00%	10.00%	12.00%
		Weighted average cost of capital	8.50%	7.50%	9.50%
Non-control equity investments	$1,000	Market yields	10.00%	8.00%	12.00%
	$360	Cost basis	N/A	N/A	N/A
Servicing assets[1]	$31,292	Market yields	13.75%	13.75%	13.75%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	19.00%	19.00%	19.00%
Other real estate owned	$2,829	Appraised value	N/A	N/A	N/A

Liabilities:
Equity warrants	$194	Expected volatility	47.00%	47.00%	47.00%
		Dividend yield	4.90%	4.90%	4.90%
		Risk free rate	4.59%	4.59%	4.59%
(1) $31.3 million of servicing assets at held at FV and $5.5 million of servicing assets are held at LCM. Refer to NOTE 7—SERVICING ASSETS.

	Fair Value as of		Weighted	Range
	December 31, 2022	Unobservable Input	Average[1]	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - accrual loans	$470,835	Market yields	7.90%	7.90%	7.90%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
SBA unguaranteed non-affiliate investments - non-accrual loans	$34,433	Market yields	8.87%	8.87%	8.87%
		Average cumulative default rate	30.00%	30.00%	30.00%
Controlled equity investments[1]	$241,113	EBITDA multiples-TTM[2]	8.00x	7.50x	8.50x
		EBITDA multiples-NTM[2]	6.90x	6.00x	7.50x
		Revenue multiples[2]	2.46x	0.80x	3.20x
		Book value multiples[2]	1.00x	0.80x	1.20x
		Weighted average cost of capital[2]	13.20%	11.50%	23.60%
Controlled debt investments	$18,104	Market yields	10.00%	10.00%	10.00%
Non-control equity investments	$1,000	Market yields	10.00%	8.00%	12.00%
	$360	Recent transaction	N/A	N/A	N/A
Servicing assets	$30,268	Market yields	16.50%	16.50%	16.50%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
Other real estate owned	$3,529	Appraised value	N/A	N/A	N/A
(1) Weighted by relative fair value.
(2) The Company valued $145.6 million of investments using a combination of EBITDA, trailing twelve months (“TTM”) and next twelve months (“NTM”), and revenue multiples in the overall valuation approach, which included the use of market comparable companies. The Company valued $95.3 million of investments using only discounted cash flows.

Estimated Fair Value of Other Financial Instruments

GAAP also requires disclosure of the fair value of financial instruments carried at book value on the Unaudited Consolidated Statements of Financial Condition. The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

	September 30, 2023
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$15,610	$15,610	$—	$—	$15,610
Restricted cash	70,737	70,737	—	—	70,737
Interest bearing deposits in banks	137,346	137,346	—	—	137,346
Loans held for sale, at LCM	48,450	—	—	48,715	48,715
Total loans held for investment, at amortized cost, net of deferred fees and costs	280,934	—	—	281,759	281,759
Federal Home Loan Bank and Federal Reserve Bank stock	3,657	—	3,657	—	3,657
Servicing assets at LCM	5,482	—	—	5,646	5,646
Financial Liabilities:
Deposits	432,559	—	435,875	—	435,875
Borrowings	648,700	—	187,202	457,243	644,445

	December 31, 2022
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$53,692	$53,692	$—	$—	$53,692
Restricted cash	71,914	71,914	—	—	71,914
Financial Liabilities:
Borrowings	539,326	—	152,162	389,194	541,356

NOTE 10—DEPOSITS:

The following table summarizes deposits by type:

	September 30, 2023	December 31, 2022
Non-interest-bearing:
Demand	$20,316	$—
Interest-bearing:
Checking	3,409	—
Money market	32,807	—
Savings	229,502	—
Time deposits	146,525	—
Total interest-bearing	$412,243	$—
Total deposits	$432,559	$—

Time deposits, money market, and interest-bearing checking obtained through brokers	$37,143	$—
Aggregate amount of deposit accounts that exceeded the FDIC limit	$72,772	$—
Demand deposit overdrafts reclassified as loan balances	$1	$—

The following table summarizes the scheduled maturities of time deposits:

Remainder of 2023	$66,090
2024	26,342
2025	16,269
2026	21,702
2027	15,491
Thereafter	631
Total time deposits	$146,525

NOTE 11—BORROWINGS:

At September 30, 2023 and December 31, 2022, the Company had borrowings composed of the following:

	September 30, 2023			December 31, 2022
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Bank Lines of Credit:
Capital One line of credit - guaranteed[1]	$150,000	$3,550	7.75%	$150,000	$10,500	6.75%
Capital One line of credit - unguaranteed[1]	—	2,196	8.75%	—	45,385	7.75%
Webster NMS Note[2]	54,871	37,595	7.93%	—	—	—
SPV I Capital One Facility[2]	60,000	(264)	8.18%	—	—	—
SPV II Deutsche Bank Facility[2]	50,000	(130)	9.79%	—	—	—
SPV III One Florida Bank Facility[2]	30,000	(139)	9.50%	—	—	—
FHLB Advances	116,649	23,636	2.16%	—	—	—
Notes:
2024 Notes[2]	38,250	38,069	5.75%	38,250	37,903	5.75%
2025 5.00% Notes[2]	30,000	29,484	5.00%	30,000	29,306	5.00%
2025 8.125% Notes[2,3]	50,000	49,302	8.13%	—	—	—%
2026 Notes[2]	115,000	113,384	5.50%	115,000	112,846	5.50%
2028 Notes[2,4]	40,000	38,384	8.00%	—	—	—%
Notes payable - related parties	—	—	—%	50,000	24,250	6.72%
Notes payable - Securitization Trusts[2,5]	318,085	313,633	7.81%	283,143	279,136	6.19%
Total	$1,052,855	$648,700	7.00%	$666,393	$539,326	6.11%
(1) Total combined commitments of the guaranteed and unguaranteed lines of credit were $150.0 million at September 30, 2023 and December 31, 2022.
(2) Net of deferred financing costs. Negative borrowings outstanding are the result of the facilities being paid down to zero principal balance as of September 30, 2023 while the associated deferred financing costs remain.
(3) On January 23, 2023 the Company completed a private placement offering of $50.0 million aggregate principal amount of 8.125% notes due 2025, payable semiannually on February 1 and August 1 each year, commencing on August 1, 2023. The Notes will mature on February 1, 2025.
(4) On August 31, 2023, the Company completed a registered offering of $40.0 million in aggregate principal amount of its 8.00% 2028 Notes payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2023. The 2028 Notes trade on the Nasdaq Global Market under the trading symbol “NEWTI.”
(5) At September 30, 2023 and 2022, the assets of the consolidated Trusts totaled $10.8 million and $14.1 million, respectively.

Outstanding borrowings that are presented net of deferred financing costs including the bank lines of credit, the 2024, 2025, 2026, and 2028 Notes, and the Notes payable - Securitization Trusts consisted of the following:

	September 30, 2023			December 31, 2022
	Principal balance	Unamortized deferred financing costs	Net carrying amount[1]	Principal balance	Unamortized deferred financing costs	Net carrying amount
Webster NMS Note	37,877	(282)	37,595	—	—	—
SPV I Capital One Facility	—	(264)	(264)	—	—	—
SPV II Deutsche Bank Facility	—	(130)	(130)	—	—	—
SPV III One Florida Bank Facility	—	(139)	(139)	—	—	—
2024 Notes	38,250	(181)	38,069	38,250	(347)	37,903
2025 5.00% Notes	30,000	(516)	29,484	—	—	—
2025 6.85% Notes	—	—	—	30,000	(694)	29,306
2025 8.125% Notes	50,000	(698)	49,302	—	—	—
2026 Notes	115,000	(1,616)	113,384	115,000	(2,154)	112,846
2028 Notes	40,000	(1,616)	38,384	—	—	—
Notes Payable - Securitization Trusts	318,085	(4,452)	313,633	283,143	(4,007)	279,136
(1) Net of deferred financing costs. Negative borrowings outstanding are the result of the facilities being paid down to zero principal balance as of September 30, 2023 while the associated deferred financing costs remain.

At September 30, 2023 and December 31, 2022, the carrying amount of the Company’s borrowings under the Capital One, Deutsche Bank, Webster, and One Florida lines of credit, and the Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

At September 30, 2023, the carrying amount of Newtek Bank’s FHLB borrowings includes a $0.2 million purchase accounting adjustment from the $23.8 million current principal amount to reach a balance sheet value of $23.6 million.

The fair values of the fixed rate 2028 Notes, 2026 Notes and 2024 Notes are based on the closing public share price on the date of measurement as included in the chart below.

	September 30, 2023		December 31, 2022
	Closing Price	Fair Value	Closing Price	Fair Value
2028 Notes	$24.19	$38,704	n/a	n/a
2026 Notes	24.05	110,630	25.77	118,542
2024 Notes	24.75	37,868	24.80	37,944

These borrowings are not recorded at fair value on a recurring basis. The fixed rate 2025 Notes are held at par as of September 30, 2023 and December 31, 2022.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the nine months ended September 30, 2023 and 2022 was $38.9 million and $17.4 million, respectively. Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three months ended September 30, 2023 and 2022 was $13.4 million and $6.9 million, respectively.

NOTE 12—DERIVATIVE INSTRUMENTS:

The Company historically uses derivative instruments primarily to economically manage the fair value variability of certain fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of September 30, 2023 and December 31, 2022:

	September 30, 2023				December 31, 2022
		Fair Value		Remaining		Fair Value		Remaining
Contract Type	Notional[1]	Asset[2]	Liability	Maturity (years)	Notional	Asset	Liability	Maturity (years)
5-year Treasury Futures	$(23,406)	$122	$—	0.25 years	$—	$—	$—	—
(1) Shown as a negative number when the position is sold short.
(2) Shown in Other Assets in the accompanying consolidated balance sheets.

The following table indicated the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives as included in Other Noninterest Income in the consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
Contract Type	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)
5-year Treasury Futures	$(441)	$1,158	$—	$—	$54	$843	$183	$445

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

The following summarizes the Company’s obligations and commitments, as of September 30, 2023 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements[1]	Total
2023	$679	$815	$1,494
2024	2,637	525	3,162
2025	2,398	—	2,398
2026	1,842	—	1,842
2027	430	—	430
Thereafter	—	—	—
Total	$7,986	$1,340	$9,326
(1) Employment agreements with certain of the Company’s named executive officers

Legal Matters

The Company and its subsidiaries are routinely subject to actual or threatened legal proceedings, including litigation and regulatory matters, arising in the ordinary course of business. Litigation matters range from individual actions involving a single plaintiff to class action lawsuits and can involve claims for substantial or indeterminate alleged damages or for injunctive or other relief. Regulatory investigations and enforcement matters may involve formal or informal proceedings and other inquiries initiated by various governmental agencies, law enforcement authorities, and self-regulatory organizations, and can result in fines, penalties, restitution, changes to the Company’s business practices, and other related costs, including reputational damage. At any given time, these legal proceedings are at varying stages of adjudication, arbitration, or investigation, and may relate to a variety of topics.

Assessment of exposure that could result from legal proceedings is complex because these proceedings often involve inherently unpredictable factors, including, but not limited to, the following: whether the proceeding is in early stages; whether damages or the amount of potential fines, penalties, and restitution are unspecified, unsupported, or uncertain; whether there is a potential for punitive or other pecuniary damages; whether the matter involves legal uncertainties, including novel issues of law; whether the matter involves multiple parties and/or jurisdictions; whether discovery or other investigation has begun or is not complete; whether material facts may be disputed or unsubstantiated; whether meaningful settlement discussions have commenced; and whether the matter involves class allegations. As a result of these complexities, the Company may be unable to develop an estimate or range of loss.

The Company evaluates legal proceedings based on information currently available, including advice of counsel. The Company establishes accruals for those matters, pursuant to ASC 450, when a loss is considered probable and the related amount is reasonably estimable. While the final outcomes of legal proceedings are inherently unpredictable, management is currently of the opinion that the outcomes of pending and threatened matters will not have a material effect on the Company’s business, consolidated financial position, results of operations or cash flows as a whole. As of September 30, 2023, the Company had accrued a reserve of $0.5 million.

As available information changes, the matters for which the Company is able to estimate, as well as the estimates themselves, will be adjusted accordingly. The Company’s estimates are subject to significant judgment and uncertainties, and the matters underlying the estimates will change from time to time. In the event of unexpected future developments, it is possible that an adverse outcome in any such matter could be material to the Company’s business, consolidated financial position, results of operations, or cash flows as a whole for any particular reporting period of occurrence.

In addition. as a result of a litigation brought by the Federal Trade Commission (the “FTC”) in October 2012, NMS voluntarily entered into, and continues to operate under, a permanent injunction with respect to certain of its business practices.

Guarantees
The Company is a guarantor on the SPV I Capital One Facility. Maximum borrowings under the SPV I Facility are $60.0 million. The lender’s commitments terminate in November 2024, with all amounts due under the SPV I Facility maturing in November 2025. At September 30, 2023, total principal owed by SPV I was $0.0 million. At September 30, 2023, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the SPV II Deutsche Bank Facility. Maximum borrowings under the SPV II Deutsche Bank Facility are $50.0 million. The Deutsche Bank Facility matures in November 2024. At September 30, 2023, total principal owed by SPV II was $0.0 million. At September 30, 2023, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the SPV III One Florida Bank Facility. Maximum borrowings under the SPV III One Florida Bank Facility are $30.0 million. The One Florida Bank Facility matures in May 2025. At September 30, 2023, total principal owed by SPV III was $0.0 million. At September 30, 2023, the Company determined that it is not probable that payments would be required to be made under the guarantee. On April 27, 2023, the SPV III One Florida Bank Facility was amended to increase maximum borrowings under the line to $30.0 million.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $54.9 million. The Webster Facility matures in November 2027. At September 30, 2023, total principal outstanding was $37.9 million. At September 30, 2023, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. Specifically, pursuant to the Wind-down Agreement, the Company has guaranteed NSBF’s obligations to the SBA for post-purchase repairs or denials on the guaranteed portion of 7(a) Loans sold by NSBF on the secondary market or servicing/liquidation post-purchase repairs or denial, and has funded a $10.0 million restricted cash account at Newtek Bank to secure these potential obligations.

Unfunded Commitments

At September 30, 2023, the Company had $98.0 million of unfunded commitments consisting of $18.4 million in connection with its SBA 7(a) loans, $74.0 million in connection with its SBA 504 loans, and $5.6 million relating to commercial and industrial loans. The Company anticipates these commitments will be funded from the same sources it used to fund its other loan commitments.

NOTE 14—STOCK BASED COMPENSATION:

Stock Plan

The Company accounts for its stock-based compensation plan using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, the Company measures the grant date fair value based upon the market price of its Common Stock on the date of the grant and amortizes the fair value of the awards as stock-based compensation expense over the requisite service period, which is generally the vesting term.

The Compensation, Corporate Governance and Nominating Committee of the Board approves the issuance of shares of restricted stock to employees and directors pursuant to the following Board and shareholder equity incentive plans: the 2015 Stock Incentive Plan, which was terminated by the Board in April 2023, and the 2023 Stock Incentive Plan, which was approved by the Board in April 2023 and the Company’s shareholders on June 14, 2023. Shares of restricted stock granted under these plans generally vest over a one- to three-year period from the grant date. The fair value is expensed over the service period, starting on the grant date. The following table summarizes the restricted stock issuances under the 2015 Stock Incentive Plan, net of shares forfeited, if any.

Restricted Stock authorized under the 2015 plan[1]	1,500,000
Net restricted stock (granted)/forfeited during:
Year ended December 31, 2016	(120,933)
Year ended December 31, 2017	(5,007)
Year ended December 31, 2018	(93,568)
Year ended December 31, 2019	(6,285)
Year ended December 31, 2020	2,639
Year ended December 31, 2021	(214,654)
Year ended December 31, 2022	(250,622)
Nine months ended September 30, 2023	28,409
Total net restricted stock (granted)/forfeited	(660,021)

(1) No stock options were granted under the 2015 Stock Incentive Plan. The 2015 Stock Incentive Plan was terminated by the Board in April 2023 and the 2023 Stock Incentive Plan was approved by the Board in April 2023 and the Company’s shareholders on June 14, 2023.

The following table summarizes the restricted stock issuances under the 2023 Stock Incentive Plan, net of shares forfeited, if any.

Restricted Stock authorized under the 2023 plan[1]	3,000,000
Net restricted stock (granted)/forfeited during:
Three months ended September 30, 2023	(56,052)
Total net restricted stock (granted)/forfeited	(56,052)
(1) No stock options were granted under the 2023 Stock Incentive Plan. The 2023 Stock Incentive Plan provides for grants of up to 3,000,000 shares of Common Stock.

As of September 30, 2023, there was $4.1 million of total unrecognized compensation expense related to unvested shares of restricted stock granted. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 1.8 years as of September 30, 2023.

For the three months ended September 30, 2023 and 2022 the Company recognized total stock-based compensation expense of $0.6 million and $0.6 million, respectively. For the nine months ended September 30, 2023 and 2022 the Company recognized total stock-based compensation expense of $2.0 million and $1.8 million, respectively.

NOTE 15—EARNINGS PER SHARE:

Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our time-based and performance-based restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. For the three and nine months ended September 30, 2023, we had 1.0 million and 0.9 million of anti-dilutive shares, respectively.

The following table summarizes the calculations for earnings per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023		2022	2023		2022
	Financial Holding Company		Investment Company	Financial Holding Company		Investment Company
	($)	(%)	($)	($)	(%)	($)
Net income	$9,975		$11,362	$28,545		$34,533
Dividends to Series A Convertible Preferred shareholders	(400)		—	(1,049)		—
Net income available to common shareholders	9,575		11,362	27,496		34,533
Dividends to common shareholders	(4,363)			(13,092)
Undistributed net income	$5,212			$14,404

Basic weighted average shares outstanding	24,663		24,299	24,626		24,204
Diluted weighted average shares outstanding(1,2)	24,663		24,299	24,626		24,204

Basic EPS	$0.38		$0.47	$1.10		$1.43
Diluted EPS(3)	$0.38		$0.47	$1.10		$1.43

Allocation of undistributed net income - common	$5,018	96.3%		$13,931	96.7%
Allocation of undistributed net income - Series A Convertible Preferred	$193	3.7%		$473	3.3%

(1) On February 3, 2023, we entered into a Securities Purchase Agreement with Patriot Financial Partners IV, L.P., and Patriot Financial Partners Parallel IV, L.P. in respect of 20 shares of the Company’s Series A Convertible Preferred Stock, par value $0.02 per share, in a private placement transaction. The aggregate purchase price was $20.0 million. Each share of Series A Preferred Stock was issued at a price of $1,000 per share and is convertible at the holder’s option into 47.54053782 shares of the Company’s Common Stock. For the three and nine months ended September 30, 2023, the convertible preferred stock has an anti-dilutive impact on earnings per share. There was no preferred stock prior to February 3, 2023.
(2) The Company issued warrants to Patriot to purchase, in the aggregate, 47.54 shares of Common Stock for $21.03468 per share. The Warrants are exercisable in whole or in part until the ten year anniversary of the closing of the transaction and may be exercised for cash or on a “net share” basis, with the number of shares withheld determined based on the closing price of the Common Stock on the date of such exercise. For the three and nine months ended September 30, 2023, the Warrants have an anti-dilutive impact on earnings per share. There were no Warrants prior to February 3, 2023.
(3) Diluted EPS may not exceed Basic EPS; therefore, antidilutive securities are excluded from the Diluted EPS calculation.

NOTE 16—LEASES:

Under ASC 842, operating lease expense is generally recognized on a straight-line basis over the term of the lease. The Company has entered into operating lease agreements for office space with remaining contractual terms up to four years, some of which include renewal options that extend the leases for up to 10 years. These renewal options are not considered in the remaining lease term unless it is reasonably certain the Company will exercise such options. The operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The following table summarizes supplemental cash flow and other information related to our operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$676	$471	$2,015	$1,404
Weighted-average remaining lease term - operating leases	3.10 years	4.41 years	3.10 years	4.41 years
Weighted-average discount rate - operating leases	5.61%	4.55%	5.61%	4.55%
Total lease costs (included in other general and administrative costs on the consolidated statements of operations)	$610	$253	$2,269	$729

The following table represents the maturity of the Company’s operating lease liabilities as of September 30, 2023:

Maturity of Lease Liabilities
2023	$679
2024	2,637
2025	2,398
2026	1,842
2027	430
Thereafter	—
Total future minimum lease payments	$7,986
Less: Imputed interest	(643)
Present value of future minimum lease payments	$7,343

NOTE 17—DIVIDENDS AND DISTRIBUTIONS:

On February 3, 2023, the Company issued 20 shares of the Company’s Series A Convertible Preferred Stock, par value $0.02 per share, in a private placement transaction. The aggregate purchase price was $20.0 million. Each share of Series A Preferred Stock was issued at a price of $1,000 per share and is convertible at the holder’s option into 47.54 shares of the Company’s Common Stock. During the nine months ended September 30, 2023 the Company paid $1.0 million in dividends on its preferred stock.

The Company’s dividends and distributions on the Company’s common shares are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions during the nine months ended September 30, 2023 and 2022.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Nine months ended September 30, 2023
February 27, 2023	April 4, 2023	April 14, 2023	$0.18	$4,291	6	$72
June 27, 2023	July 10, 2023	July 21, 2023	$0.18	$4,293	4	$73
September 27, 2023	October 10, 2023	October 20, 2023	$0.18	$4,293	6	$71

Nine months ended September 30, 2022
December 20, 2021	March 21, 2022	March 31, 2022	$0.65	$15,361	9	$225
April 20, 2022	June 20, 2022	June 30, 2022	$0.75	$17,634	21	$374
August 30, 2022	September 20, 2022	September 30, 2022	$0.65	$15,325	21	$323

During the nine months ended September 30, 2023 and 2022, an additional 12,700 and 21,700 shares valued at $0.2 million and $0.4 million, respectively, were issued related to dividends on unvested shares of restricted stock granted.

NOTE 18—BENEFIT PLANS:
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
Employee Stock Purchase Plan (ESPP)

On June 14, 2023, the Company's stockholders approved the ESPP. The aggregate number of shares of common stock that may be purchased under the ESPP will not exceed 0.2 million shares. Under the terms of the ESPP, employees may authorize the withholding of up to 15% of their eligible compensation to purchase our shares of common stock, not to exceed $25,000 of common stock for any calendar year. The purchase price per shares acquired under the ESPP will never be less than 85% of the fair market value of the lesser of our common stock on the offering date or purchase date. The Compensation, Corporate Governance and Nominating Committee of our Board of Directors in its discretion may terminate the ESPP at any time with respect to any shares for which options have not been granted and has the right to amend the ESPP with stockholder approval within 12 months before or after the adoption of the amendment. The difference between the common stock’s fair value and the employee’s discounted purchase price is expensed at the time of purchase. During the third quarter of 2023, There were no shares purchased under the ESPP.

NOTE 19—INCOME TAXES:

The Company elected to be treated as a RIC under the Code beginning with the 2015 tax year and, through the year ended December 31, 2022, operated in a manner so as to continue to qualify for the tax treatment applicable to RICs. The Company filed its final RIC tax return for the year ended December 31, 2022. While the Company operated as a RIC, it was required to distribute substantially all of its respective net taxable income each tax year as dividends to its shareholders. Accordingly, for the period September 30, 2022, no provision for federal income tax was made in the financial statements. For 2023, the Company no longer qualifies as a RIC and instead will file a consolidated U.S. federal income tax return. Financial holding companies are subject to federal and state income taxes in essentially the same manner as other corporations.

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

One of the Company’s former consolidated holding companies is undergoing a NYS tax audit for the fiscal years ended December 31, 2020 and December 31, 2021.

Effective Tax Rate and Net Operating Losses

The effective tax rate was 2.30% for the nine months ended September 30, 2023. The effective tax rate differs from the federal tax rate of 21% for the nine months ended September 30, 2023 due primarily to the recognition of subsidiary federal net operating losses (“NOLs”) expected to be realized in a federal consolidated return setting and other discrete items.

At December 31, 2022, the Company had NOLs in the amount of $34.5 million. Certain of these NOLs ($4.6 million) expire in 2029 through 2037 with the remainder NOLs ($29.9 million) having indefinite lives. The Tax Cuts & Jobs Act of 2017 limits the amount of net operating loss utilized each year after December 31, 2020 to 80% of taxable income.

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

NOTE 20—SEGMENTS:

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

NSBF - relates to NSBF’s legacy portfolio held outside Newtek Bank, no new originating activity takes place. NSBF’s legacy portfolio consists of SBA 7(a) Loans, a material portion of which reside in securitization trusts.
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

Corporate and Other - The information provided under the caption “Corporate and Other” represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries including Newtek Insurance and Newtek Payroll, and elimination adjustments to reconcile the results of the operating segments to the unaudited condensed consolidated financial statements prepared in conformity with GAAP.

The following tables provide financial information for the Company's segments:

As of and for the three months ended September 30, 2023
	Banking	Technology	NSBF	Payments	Corporate and Other	Eliminations	Consolidated
Interest income	$10,513	$—	$12,868	$482	$3,848	$(975)	$26,736
Interest expense	5,371	—	6,930	925	6,408	(975)	18,659
Net interest income	5,142	—	5,938	(443)	(2,560)	—	8,077
Provision for loan credit losses	3,446	—	—	—	—	—	3,446
Net interest income after provision for loan credit losses	1,696	—	5,938	(443)	(2,560)	—	4,631
Noninterest income	28,111	7,406	188	12,173	41,283	(46,261)	42,900
Noninterest expense	17,935	6,598	4,697	7,756	6,419	(8,860)	34,545
Income tax expense (benefit)	4,045	—	5	—	(1,039)	—	3,011
Net income (loss)	7,827	808	1,424	3,974	33,343	(37,401)	9,975
Assets	$602,105	$25,617	$659,821	$52,090	$692,773	$(651,993)	$1,380,413

As of and for the nine months ended September 30, 2023
	Banking	Technology	NSBF	Payments	Corporate and Other	Eliminations	Consolidated
Interest income	$22,364	$—	$38,841	$1,627	$8,673	$(3,501)	$68,004
Interest expense	11,265	246	20,222	2,735	18,704	(3,501)	49,671
Net interest income	11,099	(246)	18,619	(1,108)	(10,031)	—	18,333
Provision for loan credit losses	7,339	—	—	—	—	—	7,339
Net interest income after provision for loan credit losses	3,760	(246)	18,619	(1,108)	(10,031)	—	10,994
Noninterest income	62,934	23,894	26,500	34,982	76,053	(92,250)	132,113
Noninterest expense	48,443	21,796	23,455	23,975	22,673	(26,451)	113,891
Income tax expense (benefit)	6,264	89	45	445	(6,172)	—	671
Net income (loss)	11,987	1,763	21,619	9,454	49,521	(65,799)	28,545
Assets	$602,105	$25,617	$659,821	$52,090	$692,773	$(651,993)	$1,380,413

NOTE 21—SUBSEQUENT EVENTS:

On October 2, 2023, the Company paid off and terminated NSBF’s Capital One line of credit for both guaranteed and unguaranteed loans. The Company recognized $0.3 million of loss on extinguishment of debt in association with the payoff.

On November 7, 2023, the Company issued a 30-day notice of its termination of the DRIP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The matters discussed in this report, as well as in future oral and written statements by Company management that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our industry, our beliefs, and our assumptions. Words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or variations of these words and similar expressions are intended to identify forward-looking statements. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, including recent economic and market events and unrelated bank failures and declines in depositor confidence in certain types of depository institutions, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report, including the documents we incorporate by reference, involve risks and uncertainties, including statements as to:
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
These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•an economic downturn, which could impair our subsidiaries’ ability to continue to operate or repay their borrowings, which could adversely affect our results;
•a contraction of available credit and/or an inability to access the equity markets could impair our lending and business activities;
•interest rate volatility, including the decommissioning of LIBOR, which could adversely affect our results;
•impacts to financial markets and the global macroeconomic and geopolitical environment, including higher inflation and its impacts;
•higher interest rates and the impacts on macroeconomic conditions and Company’s funding costs;
•changes to the SBA 7(a) loan program, including recent revisions to SBA Standard Operating Procedure (“SOP”); and
•the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this report and in our filings with the SEC, including the documents we incorporate by reference.

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include the ability of Newtek Bank to originate loans under the SBA 7(a) program, maintain PLP status, sell SBA guaranteed portions of SBA 7(a) loans at premiums and grow deposits; our ability to originate new loans; our subsidiaries’ ability to generate revenue and obtain and maintain certain margins and levels of profitability; and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report, including the documents that we incorporate by reference herein, should not be regarded as a representation by us that our plans and objectives will be achieved. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Part II “Item 1A. Risk Factors” of this quarterly report on Form 10-Q and the Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed with the SEC on August 7, 2023, under Part I “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 15, 2023, under “Forward-Looking Statements” of this Item 2 and in any subsequent filings we have made with the SEC that are incorporated by reference into this report.

You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. And while we believe such information forms, or will form, a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements. Any forward-looking statements made by or on behalf of the Company speak only as to the date they are made, and the Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made, except as required by applicable law.

Executive Overview

Conversion to a Financial Holding Company

As of January 6, 2023, we are a financial holding company that, together with our consolidated subsidiaries, provides a wide range of business and financial solutions under the NewtekOne® brand to the SMB market. Effective January 6, 2023, following authorization by our shareholders, we withdrew our previous election to be regulated as a BDC under the 1940 Act. Prior to such time, we operated as a BDC under the 1940 Act. Contemporaneously with withdrawing our election to be regulated as a BDC, on January 6, 2023, we completed the Acquisition of NBNYC, a national bank regulated and supervised by the OCC, pursuant to which we acquired from NBNYC’s shareholders all of the issued and outstanding stock of NBNYC. NBNYC has been renamed Newtek Bank, National Association and has become our wholly owned bank subsidiary. In connection with the completion of the Acquisition, we contributed to Newtek Bank $31 million of cash and two of our subsidiaries, NBL and SBL (subsequently, NBL was merged into SBL). As a result of the Acquisition, we are now a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. We no longer qualify as a RIC under Subchapter M of the Code for federal income tax purposes and will no longer qualify for accounting treatment as an investment company. As a result, in addition to Newtek Bank and its consolidated subsidiary SBL, the following former portfolio companies and subsidiaries are now consolidated non-bank subsidiaries in our financial statements: NSBF; NMS; Mobil Money; NBC; PMT; NIA; TAM; Holdco 6; NCL; EWS; NTS and POS. In addition, as a result of commitments made to the Federal Reserve, we will divest or otherwise terminate the activities conducted by NTS and its subsidiary SIDCO, and EWS, within two years of becoming a financial holding company, subject to any extension of the two-year period. See “Item 1A. Risk Factors – Risks Related to Regulation, Supervision and Compliance – Our status as a financial holding company requires us to curtail certain activities and imposes limitations on certain activities, which may negatively impact the Company’s business, financial condition and results of operations.”

Effective January 13, 2023, we filed Articles of Amendment amending our Charter to change the name of the Company to “NewtekOne, Inc.”

On April 13, 2023, the Company, NSBF and the SBA entered into the Wind-down Agreement, pursuant to which NSBF has begun to wind-down its operations and NSBF’s SBA 7(a) pipeline of new loans were transitioned to Newtek Bank. During this wind-down process, NSBF will continue to own the SBA 7(a) loans and PPP Loans currently in its SBA loan portfolio to maturity, liquidation, charge-off or (subject to SBA’s prior written approval) sale or transfer. SBL will service and liquidate NSBF’s SBA loan portfolio pursuant to an SBA approved lender service provider agreement. In addition, during the wind-down process, NSBF will be subject to minimum capital requirements established by the SBA, be required to continue to maintain certain amounts of restricted cash available to meet any obligations to the SBA, have restrictions on its ability to make dividends and distributions to the Company, and remain liable to the SBA for post-purchase denials and repairs on the guaranteed portions of SBA 7(a) loans originated and sold by NSBF, from the proceeds generated by NSBF’s SBA loan portfolio. The Company has guaranteed certain of NSBF’s obligations to the SBA.

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

From 2012 through December 31, 2022, NSBF, a wholly-owned subsidiary, was consistently the largest non-bank SBA 7(a) lender in the U.S. based on dollar volume of loan approvals, and, as of December 31, 2022, was the third largest SBA 7(a) lender in the United States. When combining Newtek Bank and NSBF, the Company ranked as the third largest SBA 7(a) lender based on dollar volume of loans approved as of September 30, 2023, which is the SBA's fiscal year. Historically, NSBF structured its loans so that it could both sell the government guaranteed portions of SBA 7(a) loans and securitize the unguaranteed portions. This structure generally allowed NSBF to recover its capital and earn excess capital on each loan, typically within a year. NSBF has begun to wind down its operations and has transitioned SBA 7(a) loan originations to Newtek Bank. NSBF will continue to own the 7(a) Loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off or (subject to SBA’s prior written approval) sale or transfer pursuant to the Wind-down Agreement and as described further above.

Additionally, we and our subsidiaries have historically provided a wide range of business and financial solutions to SMB relationships, including Business Lending, which includes SBA 7(a) loans, SBA 504 loans and nonconforming conventional loans, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), Technology Consulting, eCommerce, Accounts Receivable and Inventory Financing, personal and commercial lines Insurance Services, Web Services, Data Backup, Storage and Retrieval, and Payroll and Benefits Solutions to SMB relationships nationwide across all industries. We supported the operations of our subsidiaries by providing access to our proprietary and patented technology platform, including NewTracker®, our patented prospect management software. We have historically defined SMBs as companies having revenues of $1 million to $100 million, and we have generally estimated the SMB market to be over 30 million businesses in the United States. We have historically made loans and provided business and financial solutions to the SMB market through NSBF and our controlled portfolio companies (now subsidiaries). In addition, the Company has begun to rollout the Newtek Advantage®, the One Dashboard for All of Your Business Needs®, which provides SMBs with instant access to a team of Newtek business and financial solutions experts in the areas of Business Lending, Electronic Payment Processing, Managed Technology Solutions, personal and commercial lines Insurance Services and Payroll and Benefits Solutions. Moreover, we believe that the Newtek Advantage can provide our SMB clients with analytics on their businesses, as well as transactional capabilities that other organizations do not presently offer.

Following the Acquisition, there can be no assurance regarding our continued lending prospects or operations as a financial holding company. See “Item 1A. Risk Factors – Risks Related to Regulation, Supervision and Compliance – We have a limited operating history as a financial holding company.”

Our common shares are currently listed on the Nasdaq Global Market under the symbol “NEWT”.

Newtek Bank is a national bank and nationally licensed SBA lender under the federal Section 7(a) loan program, and originates, sells and services SBA 7(a) loans. Newtek Bank has been granted PLP status and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender with PLP status allows Newtek Bank to expedite the origination of loans since Newtek Bank is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status would adversely impact our marketing efforts and ultimately our loan origination volume, which would negatively impact our results of operations. See "Item 1A. Risk Factors - Risks Related to SBA Lending - There can be no guarantee that Newtek Bank will be able to maintain its SBA 7(a) lending license" in our Annual Report on Form 10-K for the year ended December 31, 2022 and “Item 1A. Risk Factors - Changes to the SBA Section 7(a) Program can negatively impact our SBA 7(a) loan origination volume.”

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

Income

For the quarterly period ended September 30, 2023, we generated income in the form of interest, net gains on sale of the guaranteed portions of SBA 7(a) loans originated, dividends, electronic payment processing income, technology and IT support income, servicing income, and other fee income generated by loan originations and by our subsidiaries. We originated loans that typically have terms of 10 to 25 years and bear interest at prime plus a margin. In some instances, we received payments on our loans based on scheduled amortization of the outstanding balances. In addition, we received repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments fluctuated significantly from period to period. Our portfolio activity for the quarterly period ended September 30, 2023 also reflects the proceeds of sales of guaranteed portions of SBA 7(a) loans we originated. In addition, we received servicing income related to the guaranteed portions of SBA 7(a) loans which we originated and sold into the secondary market. These recurring fees were earned daily and recorded when earned. In addition, we generated revenue in the form of loan packaging, loan prepayment, legal and late fees. We recorded such fees related to loans as other income. Distributions of earnings from our joint ventures were evaluated to determine if the distribution was income, return of capital or realized gain.

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

Expenses

For the quarterly period ended September 30, 2023, our primary operating expenses were salaries and benefits, interest expense including interest on deposits, electronic payment processing expense, technology services expenses, origination and servicing and other general and administrative costs, such as professional fees, marketing, referral fees, servicing costs and rent.
Guarantees
The Company is a guarantor on the SPV I Capital One Facility, SPV II Deutsche Bank Facility and SPV III One Florida Bank Facility. Maximum borrowings under the SPV I Capital One Facility are $60.0 million; the lenders’ commitments terminate in November 2024, with all amounts due under the facility maturing in November 2025. Maximum borrowings under the SPV II Deutsche Bank facility are $50.0 million with a maturity date in November 2024. Maximum borrowings under the SPV III One Florida Bank facility are $30.0 million with a maturity date in May 2025. At September 30, 2023, total principal owed under these facilities was $0.0 million. On April 27, 2023, the SPV III One Florida Bank Facility was amended to increase maximum borrowings under the line to $30.0 million. At September 30, 2023, the Company determined that it is not probable that payments would be required to be made under these guarantees.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal commitment amount of up to $54.9 million. The Webster Facility matures in November 2027. At September 30, 2023, total principal outstanding was $37.9 million. At September 30, 2023, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. Specifically, pursuant to the Wind-down Agreement, the Company has guaranteed NSBF’s obligations to the SBA for post-purchase repairs or denials on the guaranteed portion of 7(a) Loans sold by NSBF on the secondary market or servicing/liquidation post-purchase repairs or denial, and has funded a $10.0 million restricted cash account at Newtek Bank to secure these potential obligations.

The Company’s Non-Conforming Conventional Commercial Loan Program

NCL JV: We established a 50/50 joint venture, NCL JV, between NCL, a wholly-owned subsidiary of Newtek, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq:TCPC). NCL JV provided non-conforming conventional commercial and industrial term loans to U.S. middle-market companies and small businesses. NCL JV ceased funding new loans during 2020. On January 28, 2022, NCL JV closed a conventional commercial loan securitization with the sale of $56.3 million Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL JV’s portfolio of conventional commercial business loans, including loans secured by liens on commercial or residential mortgaged properties, originated by NCL JV and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay the Deutsche Bank credit facility and return capital to the NCL partners. Refer to NOTE 4—INVESTMENTS for selected financial information and a schedule of investments of NCL as of September 30, 2023.

TSO JV: On August 5, 2022, NCL and TSO II Booster Aggregator, L.P. (“TSO II”) entered into a joint venture, TSO JV, governed by the Amended and Restated Limited Partnership Agreement for the TSO JV. NCL and TSO II each committed to contribute an equal share of equity funding to the TSO JV and each have equal voting rights on all material matters. The TSO JV intends to deploy capital over the course of time with additional leverage supported by a warehouse line of credit for the purpose of investing in non-conforming conventional commercial and industrial term loans made to middle-market companies as well as small businesses. Refer to NOTE 4—INVESTMENTS for selected financial information and a schedule of investments of TSO JV as of September 30, 2023.

Unfunded Commitments

At September 30, 2023, the Company had $98.0 million of unfunded commitments consisting of $18.4 million in connection with its SBA 7(a) loans, $74.0 million in connection with its SBA 504 loans, and $5.6 million relating to commercial and industrial loans. The Company funds these commitments from the same sources it uses to fund its other loan commitments.

Discussion and Analysis of Financial Condition

September 30, 2023 vs. December 31, 2022

The changes in the financial statement line items from December 31, 2022 to September 30, 2023 are impacted by the Company’s transition to a financial holding company. Controlled investments have been removed from the balance sheet and replaced with the consolidated assets, liabilities and profits and losses of the former portfolio companies as well as the addition of Newtek Bank subsequent to the January 6, 2023 acquisition of NBNYC.

ASSETS

Total assets at September 30, 2023 were $1.4 billion, an increase of $381.5 million, or 38.2%, compared to total assets of $1.0 billion at December 31, 2022.

Loans

	September 30, 2023	December 31, 2022	Change
Loans held for sale, at fair value	$70,467	$19,171	$51,296
Loans held for sale, at LCM	48,450	—	48,450
Loans held for investment, at fair value	492,987	505,268	(12,281)
Loans held for investment, at amortized cost, net of deferred fees and costs	280,934	—	280,934
Allowance for credit losses	(8,209)	—	(8,209)
Loans held for investment, at amortized cost, net	272,725	—	272,725
Total Loans	$884,629	$524,439	$360,190

Loans held for sale, at fair value increased $51.3 million during the nine months ended September 30, 2023, while loans held for sale, at LCM increased $48.5 million during the same period. The overall increase was primarily the result of the consolidation of entities that were previously controlled portfolio companies that hold loans, as well as new loan originations, during the first nine months of 2023.

Loans held for investment, at fair value consists of NSBF 7(a) loans and was $493.0 million at September 30, 2023 compared to $505.3 million at December 31, 2022. As discussed above, as of January 6, 2023, the Company operates as a financial holding company. Prior to that, we operated as a regulated BDC. As a result of the required accounting methodology changes, we prospectively adjusted the treatment of certain loans originated by NSBF between the held for investment and held for sale categories, resulting in the increase from December 31, 2022 to September 30, 2023.

Loans held for investment, at amortized cost consists of Newtek Bank loans acquired as part of the Acquisition as well as new originations in 2023 which contributed to a net increase of $280.9 million in loans.

Goodwill and Intangibles

	September 30, 2023
	Goodwill	Intangible Assets	Total
NBNYC acquisition	$1,224	$890	$2,114
Payments segment	14,909	87	$14,996
Technology segment	5,001	5,046	$10,047
Total	$21,134	$6,023	$27,157

The Company did not have any goodwill and intangibles as of December 31, 2022 prior to the Acquisition. The $27.2 million increase in goodwill and intangible assets consists of $2.1 million relating to the Acquisition of Newtek Bank itself, as well as $15.0 million and $10.0 million, respectively, from the payments and technology segments due to the consolidation of previously unconsolidated portfolio companies that include goodwill and intangibles, such as customer lists, due to the Company’s reorganization related to the Acquisition.

Settlement Receivable

Settlement receivables increased $64.0 million compared to December 31, 2022. The settlement receivable arises from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settle during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end.

LIABILITIES

Total liabilities at September 30, 2023 were $1.2 billion, an increase of $529.8 million, or 85.0%, compared to total liabilities of $623.5 million at December 31, 2022.

Deposits

Total deposits were $432.6 million at September 30, 2023, consisting of $20.3 million in non-interest bearing deposits and $412.2 million in interest bearing deposits. The Company did not have any deposits as of December 31, 2022 prior to the Acquisition.

Borrowings

Borrowings Outstanding	September 30, 2023	December 31, 2022	Change
Capital One Lines of Credit:
Capital One line of credit - guaranteed[1]	$3,550	$10,500	$(6,950)
Capital One line of credit - unguaranteed[1]	2,196	45,385	(43,189)
Total Capital One	5,746	55,885	(50,139)
Other Bank Borrowings[2]:
Webster NMS Note	37,595	—	37,595
SPV I Capital One Facility	(264)	—	(264)
SPV II Deutsche Bank Facility	(130)	—	(130)
SPV III One Florida Bank Facility	(139)	—	(139)
FHLB Advances	23,636	—	23,636
Total Lines of Credit	60,698	—	60,698

Notes due 2024, 2025, 2026, and 2028[2]:
2024 Notes	38,069	37,903	166
2025 5.00% Notes	29,484	29,306	178
2025 8.125% Notes	49,302	—	49,302
2026 Notes	113,384	112,846	538
2028 Notes	38,384	—	38,384
Total 2024, 2025, 2026, and 2028 Notes	268,623	180,055	88,568

Notes Payable - Securitization Trusts[2]	313,633	279,136	34,497

Notes Payable - Related Parties	—	24,250	(24,250)

Total	$648,700	$539,326	$109,374
(1) Total combined commitments of the guaranteed and unguaranteed lines of credit were $150.0 million at September 30, 2023 and December 31, 2022.
(2) Net of deferred financing costs. Negative borrowings outstanding are the result of the facilities being paid down to zero principal balance as of September 30, 2023 while the associated deferred financing costs remain.

Borrowings were $648.7 million at September 30, 2023 compared to $539.3 million at December 31, 2022. This increase was primarily due to an additional $34.5 million of notes payable-securitization trusts including the 2023 securitization, consolidating $60.7 million of bank borrowings from newly consolidating entities, $49.3 million of newly issued 2025 8.125% Notes, and $38.4 million of newly issued 2028 Notes. These increases were partially offset by a $50.1 million reduction on our Capital One lines of credit, and the elimination in consolidation of a prior year related party note payable.

Deferred Taxes
In connection with the Company’s conversion to a financial holding company during the first quarter of 2023, the $19.2 million in deferred tax liabilities as of December 31, 2022 stemming from the Company’s valuation of its former portfolio companies through unrealized gains and losses were removed. The balance of deferred tax assets and liabilities was reestablished based on the combination of unrealized gains and losses incurred on all consolidating entities, the estimated taxes due on taxable income, and the tax benefit of the prior year net operating losses carried over from consolidating entities now that the Company is a corporate taxpayer.

Results of Operations

Comparison of the nine months ended September 30, 2023 and 2022

Summary

For the nine months ended September 30, 2023, the Company reported net income of $28.55 million, or $1.10 per basic and diluted share, compared to net income of $34.53 million, or $1.43 per basic and diluted share, for the nine months ended September 30, 2022, respectively.

The decrease in net income was attributable to the following items:

	Nine Months Ended September 30,
	2023	2022	Change
Net interest income after provision for credit losses	$10,994	$8,590	$2,404
Noninterest income	132,113	72,937	59,176
Noninterest expense	113,891	46,819	67,072
Net income before taxes	29,216	34,708	(5,492)
Income tax expense	671	175	496
Net income	$28,545	$34,533	$(5,988)

Net Interest Income

	Nine Months Ended September 30,
	2023	2022	Change
Interest income
Debt securities available-for-sale	$1,083	$—	$1,083
Loans and fees on loans	60,341	23,915	36,426
Interest from affiliates	—	2,087	(2,087)
Other interest earning assets	6,580	—	6,580
Total interest income	68,004	26,002	42,002
Interest expense
Deposits	10,738	—	10,738
Notes and securitizations	28,806	14,433	14,373
Bank and FHLB borrowings	10,127	2,695	7,432
Notes payable related party	—	284	(284)
Total interest expense	49,671	17,412	32,259
Net interest income	18,333	8,590	9,743
Provision for credit losses	7,339	—	7,339
Net interest income after provision for credit losses	$10,994	$8,590	$2,404

Interest Income
Loans and fees on loans: The $36.4 million increase in interest income on the Company’s loan portfolio was attributable to an increase in interest rates as well as the average outstanding accrual portfolio of loans held for investment at fair value increasing to $687.2 million from $476.8 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in the average outstanding accrual loan portfolio resulted from the origination of new SBA 7(a) loans period over period as well as the increase in our loan portfolio due to the Acquisition, coupled with an increase in our total commercial loan originations in the first three quarters of 2023, compared to the first three quarters of 2022.
Other interest earning assets: The $6.6 million increase in interest income from other interest earnings assets was attributable to rising interest rates on cash and due from banks as well as interest bearing deposits in banks, subsequent to the Acquisition that resulted in Newtek Bank earning interest on Federal Reserve Bank cash deposits.
Interest Expense
The following is a summary of interest expense by facility for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
Deposits[1]	$10,738	$—	$10,738
Notes and securitizations:
Notes payable - Securitization Trusts	16,913	6,095	10,818
2024 Notes[2]	1,816	1,817	(1)
2025 6.85% Notes[3]	—	379	(379)
2025 5.00% Notes	1,303	860	443
2025 8.125% Notes[4]	3,188	—	3,188
2026 Notes	5,282	5,282	—
2028 Notes[5]	304	—	304
Bank and FHLB Borrowings:
Bank notes payable	9,603	2,695	6,908
FHLB Advances	524	—	524
Notes payable - related party	—	284	(284)
Total interest expense	$49,671	$17,412	$32,259
(1) Includes the interest-bearing deposit liabilities of NYNBC acquired on January 6, 2023, and the deposits added by Newtek Bank during the nine months ended September 30, 2023.
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
(4) On January 23, 2023 the Company completed a private placement offering of $50.0 million aggregate principal amount of 8.125% notes due 2025. The Notes will mature on February 1, 2025. The Notes bear interest at a rate of 8.125% per year, payable semiannually on February 1 and August 1 each year, commencing on August 1, 2023.
(5) On August 31, 2023, the Company completed a public offering of $40.0 million aggregate principal amount of 8.00% notes due 2028. The Notes will mature on September 1, 2028. The Notes bear interest at a rate of 8.000% per year, payable quarterly on March 1, June 1, September 1, and December 1 each year, commencing on December 1, 2023.

The increase in interest expense period over period is primarily from additional interest expense on the Notes payable - Securitization Trusts of $10.8 million, Bank notes payable of $6.9 million, and 2025 8.125% Notes of $3.2 million related to an increase in the average outstanding balance and interest rates period over the period, as well as the consolidation of additional subsidiaries associated with the Company’s withdrawal of its election to be treated as a BDC, which added $60.7 million in additional borrowings to the Company’s balance sheet. The Company also completed a securitization in June 2023, resulting in an additional $98.0 million of borrowings as of September 30, 2023. Additionally, in conjunction with the Acquisition and transition to a financial holding company, the Company now holds deposit liabilities with interest-bearing deposits contributing to the increase in interest expense at September 30, 2023 of $10.7 million.

Provision for Credit Losses
The provision for loan and lease credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the ACL on loans at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan portfolio.
For the nine months ended September 30, 2023, there was a provision for loan credit losses of $7.3 million. There was no provision for credit losses for the same period in 2022 due to the change in accounting methodology related to the conversion to a financial holding company.

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

	For the nine months ended September 30, 2023
	Average Balance	Interest	Average Yield / Rate
Interest-earning assets:
Interest-earning balances in other banks	$141,395	$6,580	6.22%
Investment securities	30,640	1,083	4.73
Loans held for sale	122,759	9,923	10.81
Loans held for investment	766,408	50,418	8.80
Total interest-earning assets	1,061,202	68,004	8.57
Less: Allowance for credit losses on loans	(3,205)
Noninterest earning assets	235,281
Total assets	$1,293,278

Interest-bearing liabilities
Demand	$29,248	$11	0.05%
Savings, Super NOW	109,302	4,037	4.94
Money Market	20,649	729	4.72
Time	177,672	5,961	4.49
Total deposits	336,871	10,738	4.26
Borrowings	676,778	38,933	7.69
Total interest-bearing liabilities	1,013,649	49,671	6.55
Noninterest-bearing deposits	1,401
Noninterest-bearing liabilities	66,522
Shareholders’ equity	211,706
Total liabilities and shareholders' equity	$1,293,278
Net interest income and interest rate spread		$18,333	2.02%
Net interest margin			2.31%
Ratio of average interest-earning assets to average interest bearing liabilities			104.69%

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

	For the nine months ended September 30, 2023
	2023 vs. 2022
	Increase (Decrease) Due to
	Rate	Volume[1]	Total
Interest income:
Interest-earning balances in other banks	$5,526	$1,006	$6,532
Investment securities	—	1,083	1,083
Loans held for sale	12,474	(20,450)	(7,976)
Loans held for investment	11,740	30,623	42,363
Total interest income	29,740	12,262	42,002

Interest expense:
Demand	—	11	11
Savings, Super NOW	—	4,037	4,037
Money Market	—	729	729
Time	—	5,961	5,961
Borrowings	13,507	8,014	21,521
Total interest expense	13,507	18,752	32,259
Net interest income	$16,233	$(6,490)	$9,743
(1) Includes income and expense associated with the Acquisition of NBNYC on January 6, 2023, and the associated withdrawal of the election to be treated as a BDC.

Noninterest Income

	Nine months ended September 30,		2023/2022 Increase/(Decrease)
	2023	2022	Amount	Percent
Dividend income	$1,397	$20,051	$(18,654)	(93.0)%
Loan servicing asset revaluation	(1,566)	(3,964)	2,398	(60.5)
Servicing income, net of amortization	13,304	9,931	3,373	34.0
Net gains on sales of loans	32,452	49,953	(17,501)	(35.0)
Net gain (loss) on loans under the fair value option	12,588	(12,415)	25,003	(201.4)
Technology and IT support income	18,667	—	18,667	—
Electronic payment processing income	32,196	—	32,196	—
Other noninterest income	23,075	9,381	13,694	146.0
Total noninterest income	$132,113	$72,937	$59,176	81.1%

Dividend Income

For the nine months ended September 30, 2022, dividend income was mainly dependent on the earnings of our joint ventures. On January 6, 2023, the Company completed the previously announced Acquisition and converted to a financial holding company. See NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION. The controlled portfolio companies have become consolidating subsidiaries of the Company in 2023 and therefore, under the new organizational structure, their profits and losses are consolidated within the statement of operations instead of in the form of dividend income going forward.

Loan Servicing Asset Revaluation
The Company accounts for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company and Newtek Bank earn servicing fees from the guaranteed portions of SBA 7(a) loans they originate and sell. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgement is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life and impairment is recorded to the extent the amortized cost exceeds the asset’s FV.
The increase in loan servicing asset revaluation is due to the increase in the total portfolio of investments for which we earn servicing income period over period.
Servicing Income, Net of Amortization
The increase in servicing income was related to an increase of $247.2 million in the average total loan portfolio for which we earn servicing income period over period.

Net Gains on Sales of Loans

Net gains on sales of loans for the nine months ended September 30, 2023 and 2022 were $32.5 million and $50.0 million, respectively.

	Nine Months Ended
	September 30, 2023	September 30, 2022
	$ Amount	$ Amount
Realized gains recognized on sale of SBA loans	$50,583	$58,085
Realized losses recognized on sale of SBA loans	(18,131)	(8,132)
Net gains on sales of loans	$32,452	$49,953

	Nine Months Ended
	September 30, 2023		September 30, 2022
	# of Loans	$ Amount	# of Loans	$ Amount
SBA loans originated	1,236	$553,708	931	$586,859
SBA guaranteed loans sold	1,235	418,576	880	485,779
Average sale price as a percent of principal balance[1]		110.17%		110.02%
(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflect amounts net of split with the SBA.

For the nine months ended September 30, 2023, the average sale price as a percent of principal balance was 110.17% compared to 110.02% for the prior period. The modest increase in sales prices in 2023 resulted from an improved yield profile of the SBA 7(a) loans in comparison to other short term government guaranteed investment alternatives. The reduction in overall net gains on sales of loans resulted from lower volumes of sales compared to the prior year.

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

Net Gain (Loss) on Loans Accounted for under the Fair Value Option

Net gains (losses) on loans accounted for under the fair value option amounted to $12.6 million and $(12.4) million for the nine months ended September 30, 2023 and 2022, respectively.

	For the nine months ended
	September 30, 2023	September 30, 2022	Change
SBA Unguaranteed Loans	$12,132	$(6,473)	$18,605
SBA Guaranteed Loans	(615)	(5,942)	5,327
SBA 504 and Non-SBA Loans	1,071	—	1,071
Net Gain (Loss) on Loans Accounted for Under the Fair Value Option	$12,588	$(12,415)	$25,003

Net gain (loss) on loans accounted for under the fair value option relates to guaranteed portions of SBA loans made which the Company sells into a secondary market. Unrealized appreciation of SBA guaranteed investments represents the fair value adjustment of guaranteed portions of loans which have not yet been sold. Unrealized depreciation represents the reversal of unrealized appreciation when the guaranteed portions of the SBA 7(a) loans are sold. The amount of the unrealized appreciation (depreciation) is determined by the quantity of guaranteed loans held for sale at quarter end as well as the change in secondary market pricing conditions. During the nine months ended September 30, 2023, there was an increase in the gain-on-sale pricing as compared to the prior period.

Technology and IT Support Income and Electronic Payment Processing Income

In connection with the Acquisition and the withdrawal of the election to be treated as a BDC, noninterest income for the nine months ended September 30, 2023 includes technology and IT support income, as well as electronic payment processing income the Company generated in the ordinary course of business.

Other Noninterest Income

For the nine months ended September 30, 2023 and 2022, other income related primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The increase was related to an increase in legal, prepayment and packaging fees earned as a result of the higher volume of SBA 7(a) loans originated of 1,236 loans compared to 931 loans for the nine months ended September 30, 2023 and 2022, respectively.

Non-Interest Expense

	Nine months ended September 30,		2023/2022 Increase/(Decrease)
	2023	2022	Amount	Percent
Technology services expense	$10,007	$—	$10,007	—%
Electronic payment processing expense	14,159	—	14,159	—
Salaries and employee benefits expense	53,837	14,380	39,457	274.4
Professional services expense	9,766	4,322	5,444	126.0
Other loan origination and maintenance expense	9,791	21,900	(12,109)	(55.3)
Depreciation and amortization	2,517	181	2,336	1,290.6
Loss on extinguishment of debt	—	417	(417)	(100.0)
Other general and administrative costs	13,814	5,619	8,195	145.8
Total other expense	$113,891	$46,819	$67,072	143.3%

Salaries and Benefits

The increase in salaries and benefits was primarily attributable to the change in reporting associated with the Acquisition and the withdrawal of the election for the Company to be treated as a BDC on January 6, 2023. As such, the salaries and benefits of entities that were not previously consolidated are now included in the Company’s expense for the nine months ended September 30, 2023.

Technology Services Expenses

In connection with the Acquisition and the withdrawal of the election to be treated as a BDC, noninterest expense for the nine months ended September 30, 2023 includes technology services expenses that the Company incurred in the ordinary course of business. Expenses for the nine months ended September 30, 2023 consists of expenses associated with web hosting and IT support of $10.0 million.

Electronic Payment Processing Expenses

In connection with the Acquisition and the withdrawal of the election to be treated as a BDC, noninterest expense for the nine months ended September 30, 2023 includes electronic payment processing expenses the Company incurred in the ordinary course of business. Expenses for the nine months ended September 30, 2023 consists of electronic payment processing costs of $14.2 million.

Professional Fees

The increase in professional fees period over period is primarily attributable to the addition of the newly consolidated subsidiaries and entities due to the withdrawal of the election to be treated as a BDC, which amounted to $3.5 million for the nine months ended September 30, 2023.

Other Loan Origination and Maintenance Expense

Origination and loan processing expenses during the nine months ended September 30, 2023 was $9.8 million compared to $21.9 million for the nine months ended September 30, 2022. The decrease was due to the consolidation of the affiliated servicing company during the year, resulting in the elimination of the intercompany expenses.

Other General and Administrative Costs

The increase in other general and administrative costs of $8.2 million is primarily due to the Acquisition, as $10.2 million in additional expense is included in the current year from the additional entities now being consolidated after the withdrawal of the BDC election, partially offset by the elimination of intercompany expenses between the newly consolidated entities and those previously reported as a BDC.

Results of Segment Operations

The Company has four reportable segments Banking, Technology, NSBF, and Payments. A description of each segment and the methodologies used to measure financial performance is described in NOTE 20—SEGMENTS in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

For the nine months ended September 30, 2023
Banking	$11,987
Technology	1,763
NSBF	21,619
Payments	9,454
Corporate and other	(16,278)
Consolidated net income	$28,545

Banking - The banking segment includes Newtek Bank as well as its consolidated subsidiary SBL. The financial results include the origination and servicing of SBA 504 loans, C&I loans, CRE loans and ABL loans. In addition, the bank offers depository services. The results include $11.1 million of net interest income.

Technology - Technology provides website hosting, dedicated server hosting, cloud hosting, web design and development, internet marketing, e-commerce, data storage, backup and disaster recovery, and other related services including consulting and implementing technology solutions for enterprise and commercial clients across the U.S. The segment contributed $23.9 million of noninterest income and $21.8 million of noninterest expense. As a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by EWS and NTS, including its subsidiary SIDCO, within two years of becoming a financial holding company, subject to any extension of the two-year period.

NSBF - Relates to NSBF’s legacy portfolio of SBA 7(a) loans held outside the bank. During the nine months ended September 30, 2023, NSBF originated $157.4 million in SBA 7(a) loans. The results include $18.6 million of net interest income.

Payments - Payments includes NMS, POS and Mobil Money and contributed $9.5 million to consolidated net income. Within those results are $35.0 million of noninterest income resulting from marketing credit and debit card processing services, check approval services, processing equipment, and software. The net income also included $24.0 million of noninterest expense.

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

Results of Operations
Comparison of the three months ended September 30, 2023 and 2022
Summary

For the three months ended September 30, 2023, the Company reported net income of $10.0 million, or $0.38 per basic and diluted share, compared to net income of $11.4 million, or $0.47 per basic and diluted share, for the three months ended September 30, 2022.

The decrease in net income was attributable to the following items:

	Three Months Ended September 30,
	2023	2022	Change
Net interest income after provision for credit losses	$4,631	$2,640	$1,991
Noninterest income	42,900	25,298	17,602
Noninterest expense	34,545	16,458	18,087
Net income before taxes	12,986	11,480	1,506
Income tax expense	3,011	118	2,893
Net income	$9,975	$11,362	$(1,387)
Net Interest Income

	Three Months Ended September 30,
	2023	2022	Change
Interest income
Debt securities available-for-sale	$436	$—	$436
Loans and fees on loans	23,232	8,804	14,428
Interest from affiliates	—	753	(753)
Other interest earning assets	3,068	—	3,068
Total interest income	26,736	9,557	17,179
Interest expense
Deposits	5,212	—	5,212
Notes and securitizations	11,005	5,488	5,517
Bank and FHLB borrowings	2,442	1,331	1,111
Notes payable related party	—	98	(98)
Total interest expense	18,659	6,917	11,742
Net interest income	8,077	2,640	5,437
Provision for credit losses	3,446	—	3,446
Net interest income after provision for credit losses	$4,631	$2,640	$1,991
Interest Income
Loans and fees on loans: The $14.4 million increase in interest income was attributable to an increase in interest rates as well as the average outstanding accrual portfolio on loans held for investment at fair value increasing to $788.2 million from $472.0 million for the three months ended September 30, 2023 and 2022, respectively. The increase in the average outstanding accrual loan portfolio resulted from the origination of new SBA 7(A) loans period over period, as well as the increase in our loan portfolio due to the Acquisition, coupled with an increase in our total commercial loan originations in the third quarter of 2023, compared to the third quarter of 2022.

Other interest earning assets: The $3.1 million increase in interest income from other interest earnings assets was attributable to rising interest rates on cash and due from banks as well as interest bearing deposits in banks, subsequent to the Acquisition that resulted in Newtek Bank earning interest on Federal Reserve Bank cash deposits.
Interest Expense
The following is a summary of interest expense by facility for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Change
Deposits[1]	$5,212	$—	$5,212
Notes and securitizations:
Notes payable - Securitization Trusts	6,742	2,687	4,055
2024 Notes[2]	606	605	1
2025 6.85% Notes[3]	—	60	(60)
2025 5.00% Notes	434	375	59
2025 8.125% Notes[4]	1,158	—	1,158
2026 Notes	1,761	1,761	—
2028 Notes[5]	304	—	304
Bank and FHLB Borrowings:
Bank notes payable	2,286	1,331	955
FHLB Advances	156	—	156
Notes payable - related parties	—	98	(98)
Total interest expense	$18,659	$6,917	$11,742
(1) With the Acquisition, the Company acquired the interest-bearing deposit liabilities of NBNYC. The Company has continued growing the deposits during the three months ended September 30, 2023.
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
(4) On January 23, 2023 the Company completed a private placement offering of $50.0 million aggregate principal amount of 8.125% notes due 2025. The Notes will mature on February 1, 2025. The Notes bear interest at a rate of 8.125% per year, payable semiannually on February 1 and August 1 each year, commencing on August 1, 2023.
(5) On August 31, 2023, the Company completed a public offering of $40.0 million aggregate principal amount of 8.00% notes due 2028. The Notes will mature on September 1, 2028. The Notes bear interest at a rate of 8.000% per year, payable quarterly on March 1, June 1, September 1, and December 1 each year, commencing on December 1, 2023.

The increase in interest expense period over period is primarily from additional interest expense on the Notes payable - Securitization Trusts of $4.1 million, Bank notes payable of $1.0 million, and 2025 8.125% Notes of $1.2 million related to an increase in the average outstanding balance and interest rates period over the period, as well as the consolidation of additional subsidiaries associated with the Company’s withdrawal of its election to be treated as a BDC, which added $60.7 million in borrowings to the Company’s balance sheet. The Company also completed a securitization in June 2023, resulting in an additional $98.0 million of borrowings as of September 30, 2023. Additionally, in conjunction with the Acquisition and transition to a financial holding company, the Company now holds deposit liabilities with interest-bearing deposits contributing to the increase in interest expense at September 30, 2023 of $5.2 million.
Provision for Credit Losses
The provision for loan and lease credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the ACL on loans at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan portfolio.

For the three months ended September 30, 2022, there was a provision for loan credit losses of $3.4 million. There was no provision for credit losses for the same period in 2022 due to the change in accounting methodology related to the conversion to a financial holding company.
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

	For the three months ended September 30, 2023
	Average Balance	Interest	Average Yield / Rate
Interest-earning assets:
Interest-earning balances in other banks	$190,957	$3,068	6.37%
Investment securities	36,408	436	4.75
Loans held for sale	137,048	3,592	10.40
Loans held for investment	819,518	19,640	9.51
Total interest-earning assets	1,183,931	26,736	8.96
Less: Allowance for credit losses on loans	(4,801)
Noninterest earning assets	256,235
Total assets	$1,435,365

Interest-bearing liabilities
Demand	$33,535	$7	0.08%
Savings, Super NOW	198,514	2,513	5.02
Money Market	30,090	369	4.87
Time	201,743	2,323	4.57
Total deposits	463,882	5,212	4.46
Borrowings	680,852	13,447	7.84
Total interest-bearing liabilities	1,144,734	18,659	6.47
Noninterest-bearing deposits	1,607
Noninterest-bearing liabilities	66,634
Shareholders’ equity	222,390
Total liabilities and shareholders' equity	$1,435,365
Net interest income and interest rate spread		$8,077	2.49%
Net interest margin			2.71%
Ratio of average interest-earning assets to average interest bearing liabilities			103.42%

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

	For the three months ended September 30, 2023
	2023 vs. 2022
	Increase (Decrease) Due to
	Rate	Volume[1]	Total
Interest income:
Interest-earning balances in other banks	$2,506	$524	$3,030
Investment securities	—	437	437
Loans held for sale	3,454	(6,437)	(2,983)
Loans held for investment	4,639	12,056	16,695
Total interest income	10,599	6,580	17,179

Interest expense:
Demand	—	7	7
Savings, Super NOW	—	2,513	2,513
Money Market	—	369	369
Time	—	2,323	2,323
Borrowings	3,858	2,672	6,530
Total interest expense	3,858	7,884	11,742
Net interest income	$6,741	$(1,304)	$5,437
(1) Includes income and expense associated with the Acquisition of NBNYC on January 6, 2023, and the associated withdrawal of the election to be treated as a BDC
Non-Interest Income

	Three months ended September 30,		2023/2022 Increase/(Decrease)
	2023	2022	Amount	Percent
Dividend income	$388	$7,224	(6,836)	(94.6)%
Loan servicing asset revaluation	(1,951)	(1,624)	(327)	20.1%
Servicing income, net of amortization	4,602	3,575	1,027	28.7%
Net gains on sales of loans	12,718	14,767	(2,049)	(13.9)%
Net gain (loss) on loans under the fair value option	2,809	(3,908)	6,717	(171.9)%
Technology and IT support income	5,499	—	5,499	—%
Electronic payment processing income	11,192	—	11,192	—%
Other noninterest income	7,643	5,264	2,379	45.2%
Total noninterest income	$42,900	$25,298	$17,602	69.6%

Dividend Income

For the three months ended September 30, 2022, dividend income was mainly dependent on the earnings of our joint ventures. On January 6, 2023, the Company completed the previously announced Acquisition and converted to a financial holding company. See NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION. The controlled portfolio companies have become consolidated subsidiaries of the Company in 2023 and therefore, under the new organizational structure, their profits and losses are consolidated within the statement of operations.

Loan Servicing Asset Revaluation
The Company accounts for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company and Newtek Bank earn servicing fees from the guaranteed portions of SBA 7(a) loans they originate and sell. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgement is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life and impairment is recorded to the extent the amortized cost exceeds the asset’s FV.
The decrease in loan servicing asset revaluation is due to the runoff of the servicing asset since NSBF is no longer originating loans during its wind-down of operations.
Servicing Income, Net of Amortization
The increase in servicing income was related to an increase of $198.8 million in the average total loan portfolio for which we earn servicing income period over period.

Net Gains on Sales of Loans

Net gains on sales of loans for the three months ended September 30, 2023 and 2023 were $12.7 million and $14.8 million, respectively.

	Three Months Ended
	September 30, 2023	September 30, 2022
	$ Amount	$ Amount
Realized gains recognized on sale of SBA loans	$18,005	$19,632
Realized losses recognized on sale of SBA loans	(5,287)	(4,861)
Net gains on sales of loans	$12,718	$14,771

	Three Months Ended
	September 30, 2023		September 30, 2022
	# of Loans	$ Amount	# of Loans	$ Amount
SBA loans originated	515	$209,939	355	$222,956
SBA guaranteed loans sold	421	154,530	321	172,574
Average sale price as a percent of principal balance[1]		109.73%		109.46%
(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflect amounts net of split with the SBA.

For the three months ended September 30, 2023, the average sale price as a percent of principal balance was 109.73% compared to 109.46% for the prior period. The modest increase in sales prices in 2023 resulted from an improved yield profile of the SBA 7(a) loans in comparison to other short term government guaranteed investment alternatives. The reduction in overall net gains on sales of loans resulted from lower volumes of sales compared to the prior year.

During the wind-down of NSBF’s operations, NSBF will be required to continue to own its SBA 7(a) loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval), sale or transfer. In addition, SBL will continue to service and liquidate NSBF’s SBA Loan Portfolio, including processing forgiveness and loan reviews for PPP Loans, pursuant to an SBA approved lender service provider agreement. The Company will continue to measure NSBF’s SBA 7(a) loan portfolio at fair value until the portfolio is completely runoff. The Company will report both realized and unrealized gains and losses relating to the fair value adjustments on the legacy NSBF SBA 7(a) portfolio.

Net Gain (Loss) on Loans Accounted for Under the Fair Value Option

Net gains (losses) on loans accounted for under the fair value option amounted to $2.8 million and $(3.9) million for the three months ended September 30, 2023 and 2022, respectively.

	For the three months ended
	September 30, 2023	September 30, 2022	Change
SBA Unguaranteed Loans	$3,167	$(3,611)	$6,778
SBA Guaranteed Loans	(290)	(297)	7
SBA 504 and Non-SBA Loans	(68)	—	(68)
Net Gain (Loss) on Loans Accounted for Under the Fair Value Option	$2,809	$(3,908)	$6,717

Net gain (loss) on loans accounted for under the fair value option relates to guaranteed portions of SBA loans made which the Company sells into a secondary market. Unrealized appreciation of SBA guaranteed investments represents the fair value adjustment of guaranteed portions of loans which have not yet been sold. Unrealized depreciation represents the reversal of unrealized appreciation when the guaranteed portions of the SBA 7(a) loans are sold. The amount of the unrealized appreciation (depreciation) is determined by the quantity of guaranteed loans held for sale at quarter end as well as the change in secondary market pricing conditions. During the three months ended September 30, 2023, there was an increase in the gain-on-sale pricing as compared to the prior period.
Technology and IT Support Income and Electronic Payment Processing Income

In connection with the Acquisition and the withdrawal of the election to be treated as a BDC, other income for the three months ended September 30, 2023 includes technology and IT support as well as electronic payment processing income the Company generated in the ordinary course of business.
Other Noninterest Income

For the three months ended September 30, 2023 and 2022, other income related primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The increase was related to an increase in legal, prepayment and packaging fees earned as a result of the higher volume of SBA 7(a) loans originated of 515 loans compared to 355 loans for the three months ended September 30, 2023 and 2022, respectively.
Non-Interest Expense

	Three months ended September 30, 2023		2023/2022 Increase/(Decrease)
	2023	2022	Amount	Percent
Technology services expense	$2,738	$—	$2,738	—%
Electronic payment processing expense	4,817	—	4,817	—
Salaries and employee benefits expense	15,300	4,772	10,528	220.6
Professional services expense	3,170	1,509	1,661	110.1
Other loan origination and maintenance expense	3,405	8,296	(4,891)	(59.0)
Depreciation and amortization	812	58	754	1,300.0
Other general and administrative costs	4,303	1,823	2,480	136.0
Total other expense	$34,545	$16,458	$18,087	109.9%

Salaries and Benefits

The increase in salaries and benefits was primarily attributable to the change in reporting associated with the Acquisition and the withdrawal of the election for the Company to be treated as a BDC on January 6, 2023. As such, the salaries and benefits of entities that were not previously consolidated are now included in the Company’s expense for the three months ended September 30, 2023.
Technology Services Expenses

In connection with the Acquisition and the withdrawal of the election to be treated as a BDC, noninterest expense for the three months ended September 30, 2023 includes technology services expenses the Company incurred in the ordinary course of business. Expenses for the three months ended September 30, 2023 consists of expenses associated with web hosting and IT support of $2.7 million.
Electronic Payment Processing Expenses

In connection with the Acquisition and the withdrawal of the election to be treated as a BDC, noninterest expense for the three months ended September 30, 2023 includes electronic payment processing expenses the Company incurred in the ordinary course of business. Expenses for the three months ended September 30, 2023 consists of electronic payment processing costs of $4.8 million.
Professional Fees

The increase in professional fees period over period is attributable to the addition of the newly consolidated subsidiaries and entities due to the withdrawal of the election to be treated as a BDC, which amounted to $1.3 million for the three months ended September 30, 2023.
Origination and Loan Processing

Origination and loan processing expenses during the three months ended September 30, 2023 was $3.4 million compared to $8.3 million for the three months ended September 30, 2023. The change was due to the consolidation of the affiliated servicing company during the year, resulting in the elimination of the intercompany expenses.
Other General and Administrative Costs

The increase in other general and administrative costs of $2.5 million is primarily due to the Acquisition, as $3.4 million in additional expense is included in the current quarter from the additional entities now being consolidated after the withdrawal of the BDC election, partially offset by the elimination of intercompany expenses between the newly consolidated entities and those previously reported as a BDC.
Results of Segment Operations

The Company has four reportable segments Banking, Technology, NSBF, and Payments. A description of each segment and the methodologies used to measure financial performance is described in NOTE 20—SEGMENTS in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

For the three months ended September 30, 2023
Banking	$7,827
Technology	808
NSBF	1,424
Payments	3,974
Corporate and other	(4,058)
Consolidated net income	$9,975

Banking - The banking segment includes Newtek Bank as well as its consolidated subsidiary SBL. The financial results include the origination and servicing of SBA 504 loans, SBA 7(a) loans, C&I loans, CRE loans and ABL loans. In addition, the bank offers depository services. The results include $5.1 million of net interest income.
Technology - Technology provides website hosting, dedicated server hosting, cloud hosting, web design and development, internet marketing, e-commerce, data storage, backup and disaster recovery, and other related services including consulting and implementing technology solutions for enterprise and commercial clients across the U.S. The segment contributed $7.4 million of noninterest income and $6.6 million of noninterest expense. As a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by EWS and NTS, including its subsidiary SIDCO, within two years of becoming a financial holding company, subject to any extension of the two-year period.
NSBF - Relates to NSBF’s portfolio of SBA 7(a) loans held outside the bank. During the three months ended September 30, 2023, NSBF originated $2.8 million in SBA 7(a) loans. The results include $5.9 million of net interest income.
Payments - Payments includes POS and Mobil Money and contributed $4.0 million to consolidated net income. Within those results are $12.2 million of noninterest income resulting from marketing credit and debit card processing services, check approval services, processing equipment, and software. The net income also included $7.8 million of noninterest expense.
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

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Capital One Facility, Notes payable - related parties, 2024 Notes, 2025 5.00% Notes, 2025 8.125% Notes, 2026 Notes, 2028 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. In the nine months ended September 30, 2023, our primary use of funds from operations included originations of loans and payments of fees and other operating expenses we incurred. We may raise additional equity or debt capital through both registered offerings off a shelf registration, including “at-the-market”, or ATM, and private offerings of securities. On January 27, 2023, the Company submitted a Form S-3 with the SEC in order to commence the process of re-establishing an effective shelf registration statement. The registration statement on Form S-3 was declared effective by the SEC on July 27, 2023.

Public Offerings

ATM Program

On June 25, 2020, the Company entered into the 2020 ATM Equity Distribution Agreement. On July 20, 2022, the Company entered into Amendment No. 1 to the 2020 ATM Equity Distribution Agreement. The 2020 ATM Equity Distribution Agreement, as amended, provided that the Company could offer and sell up to 6,400,000 shares of common stock from time to time through the placement agents. From inception through December 31, 2022, we sold 3,069,754 shares of our common stock at a weighted average price of $23.02 per share. Proceeds, net of offering costs and expenses were $70.6 million. The Company paid the placement agents $1.4 million in compensation. The ATM program was suspended as of January 6, 2023. On January 27, 2023, the Company submitted a Form S-3 with the SEC in order to commence the process of re-establishing an effective shelf registration statement. The registration statement on Form S-3 was declared effective by the SEC on July 27, 2023. The Company may, subject to market conditions, re-engage in an equity ATM program.

2028 Notes

On August 31, 2023, the Company completed a registered offering of $40.0 million in aggregate principal amount of its 8.00% 2028 Notes, which includes the underwriters’ exercise of the option granted by the Company to purchase an additional $5.0 million in aggregate principal amount of the 2028 Notes. The Company received $38.0 million in proceeds, before expenses, from the sale of the 2028 Notes. The Company intends to use the net proceeds from the sale of the Notes for general corporate purposes. The 2028 Notes bear interest at a rate of 8.00% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2023, and trade on the Nasdaq Global Market under the trading symbol “NEWTI.” At September 30, 2023, the Company was in compliance with all covenants related to the 2028 Notes.

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

The 2026 Notes will mature on February 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after February 1, 2022, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price equal to the following amounts, plus accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed plus (2) the sum of the present value of the scheduled payments of interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed from the redemption date until February 1, 2023, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points; provided, however, that if the Company redeems any 2026 Notes on or after February 1, 2023 (the date falling three years prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The 2026 Notes bear interest at a rate of 5.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2021, and trade on the Nasdaq Global Market under the trading symbol “NEWTZ.” At September 30, 2023, the Company was in compliance with all covenants related to the 2026 Notes.

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

The 2024 Notes will mature on August 1, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after August 1, 2021, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 5.75% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year, commencing on November 1, 2019, and trade on the Nasdaq Global Market under the trading symbol “NEWTL.” At September 30, 2023, the Company was in compliance with all covenants related to the 2024 Notes.

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

On December 29, 2021, the Company redeemed $40.0 million in aggregate principal amount of the $78.25 million of principal amount of 2024 Notes outstanding at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from November 1, 2021 through, but excluding, the redemption date. As of September 30, 2023, the outstanding principal balance of the 2024 Notes was $38.25 million.

The Base Indenture, and each supplemental indenture thereto, contains certain covenants. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. Each supplemental indenture (except for the Tenth Supplemental Indenture) includes covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by each supplemental indenture thereto. These covenants currently apply to the 2024 and 2026 Notes. At September 30, 2023, the Company was in compliance with all covenants related to the Notes.

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

Capital One Facility
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

At September 30, 2023, there was $3.6 million and $2.2 million outstanding under the guaranteed and unguaranteed lines of credit, respectively. At September 30, 2023, we were in full compliance with all applicable loan covenants. On October 2, 2023, the Company paid off and terminated the Capital One facility for both guaranteed and unguaranteed loans. Refer to NOTE 21—SUBSEQUENT EVENTS.

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

Cash Flows and Liquidity
As of September 30, 2023, the Company’s unused sources of liquidity consisted of $137.3 million of interest bearing deposits in banks, $52.1 million available through undrawn availability in revolvers and credit facilities; and $15.6 million in unrestricted cash.

Restricted cash of $70.7 million as of September 30, 2023 is primarily held by NSBF. The majority, or $53.9 million of restricted cash, includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants.

The Company generated and used cash as follows:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net cash used in operating activities	$(116,690)	$(127,593)
Net cash used in investing activities	(123,017)	(11)
Net cash provided by financing activities	315,488	22,876
Net increase (decrease) in cash and restricted cash	75,781	(104,728)
Cash and restricted cash—beginning of period (Note 2)	125,606	186,860
Consolidation of cash from controlled investments	22,306	—
Cash and restricted cash—end of period (Note 2)	$223,693	$82,132

During the nine months ended September 30, 2023, operating activities used cash of $116.7 million, consisting primarily of (i) $533.0 million of loans held for sale; (ii) a $14.4 million decrease in due to participants which arises when loan payments are received in the current period but not processed in time to have funds remitted to the participant during the current period; the amount varies depending on payment volume and timing at quarter end; (iii) a $64.0 million increase in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settle during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end; and (iv) $14.6 million in contributions to non-consolidating joint ventures. These uses of cash were offset by (i) $533.1 million of proceeds from the sale of loans and (ii) $8.2 million of principal payments received from loans held for sale.
Cash used by investing activities primarily comprised $28.1 million used to purchase available-for-sale securities and $116.0 million in the net increase in loans held for investment, at cost, partially offset by a $12.3 million in the net decrease in loans held for investment, at fair value.
Net cash provided by financing activities was $315.5 million consisting primarily of a (i) $19.5 million issuance of preferred stock, (ii) $295.5 million net increase in deposits; (iii) $103.9 million of issuances of securitization trusts; (iv) $50.0 million of issuances of the 2025 8.125% Notes and (v) $40.0 million of issuances of the 2028 8.00% Notes. These sources of cash were offset by (i) $68.9 million of principal payments related to securitization notes payable and $105.7 million of net payments under our bank notes payable.
In association with the Acquisition of NBNYC on January 6, 2023 and subsequent election to withdraw the Company’s status as a BDC, the newly consolidated entities’ cash was added to the balance sheet of the Company for the nine months ended September 30, 2023.
Contractual Obligations
The following table represents the Company’s obligations and commitments as of September 30, 2023:

	Payments due by period
Contractual Obligations	Total	2023	2024	2025	2026	2027	Thereafter
Bank notes payable	$5,746	$—	$—	$5,746	$—	$—	$—
Webster NMS Note	37,877	—	—	—	—	37,877	—
FHLB Advances	23,636	480	7,959	8,026	2,094	5,077	—
Securitization notes payable[1]	318,085	—	—	—	—	—	318,085
2024 Notes[1]	38,250	—	38,250	—	—	—	—
2025 Notes[1]	80,000	—	—	80,000	—	—	—
2026 Notes[1]	115,000	—	—	—	115,000	—	—
2028 Notes[1]	40,000	—	—	—	—	—	40,000
Employment agreements	1,340	815	525	—	—	—	—
Operating leases	7,986	679	2,637	2,398	1,842	430	—
Totals	$667,920	$1,974	$49,371	$96,170	$118,936	$43,384	$358,085
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

Regulatory capital rules adopted in July 2013 and fully phased in as of January 1, 2019, which are referred to as the Basel III rules, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with consolidated assets of more than $3 billion. In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain the fully phased in “capital conservation buffer” of 2.5% on top of its minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1 risk-based capital, but the buffer applies to all three measurements (common equity Tier 1 risk-based capital, Tier 1 capital and total capital). The capital conservation is equal to 2.5% of risk-weighted assets.

Capital amounts and ratios for NewtekOne, Inc. as of September 30, 2023 are presented in the table below:

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
NewtekOne, Inc. - September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$166,144	14.6%	$45,595	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	166,144	15.1%	49,393	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	166,144	15.1%	65,857	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	194,091	17.7%	87,809	8.0%	N/A	N/A
(1) Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Capital amounts and ratios for Newtek Bank as of September 30, 2023 are presented in the table below. As of September 30, 2023, Newtek Bank was categorized as “well-capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
Newtek Bank - September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$86,401	14.9%	$23,195	4.0%	$23,597	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	86,401	23.8%	16,336	4.5%	36,396	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	86,401	23.8%	21,782	6.0%	29,042	8.0%
Total Capital (to Risk-Weighted Assets)	90,991	25.0%	29,117	8.0%	28,994	10.0%
(1) Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies for the quarterly period ended September 30, 2023.
Fair Value Measurements

For the quarterly period ended September 30, 2023, we valued instruments for which market quotations are readily available at their market quotations. However, a readily available market value did not exist for many of the instruments in our portfolio, and we valued these instruments at fair value as determined in good faith by our management under our valuation policy and process. We may have sought pricing information with respect to certain of our instruments from pricing services or brokers or dealers in order to value such instruments. We also employed independent third party valuation firms for certain of our instruments for which there is not a readily available market value.

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

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, derivative contracts and loans held-for-sale.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing assets, warrant liabilities, joint ventures, guaranteed loans held at fair value, and highly structured or long-term derivative contracts.

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

We believe our portfolio as of September 30, 2023 and December 31, 2022 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Valuation of Servicing Assets

For the quarterly period ended September 30, 2023, the Company accounted for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company and Newtek Bank earn servicing fees from the guaranteed portions of SBA 7(a) loans they originate and sell. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgement is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life and impairment is recorded to the extent the amortized cost exceeds the asset’s FV.

Income Recognition
For the quarterly period ended September 30, 2023, management reviewed all loans that became 90 days or more past due on principal or interest or when there was reasonable doubt that principal or interest would be collected for possible placement on management’s designation of non-accrual status. Interest receivable was analyzed regularly and reserved against when deemed uncollectible. Interest payments received on non-accrual loans were recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans were restored to accrual status when past due principal and interest was paid and, in management’s judgment, were likely to remain current, although there may have been exceptions to this general rule if the loan had sufficient collateral value and was in the process of collection.

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

For the quarterly period ended September 30, 2023, we received servicing income related to the guaranteed portions of SBA loan investments which we sell into the secondary market. These recurring fees were earned and recorded daily. Servicing income was earned for the full term of the loan or until the loan is repaid.

For the quarterly period ended September 30, 2023, we received a variety of fees from borrowers in the ordinary course of conducting our business, including packaging fees, legal fees, late fees and prepayment fees. All other income was recorded when earned.

For the quarterly period ended September 30, 2023, distributions of earnings from our joint ventures were evaluated to determine if the distribution is income, return of capital or realized gain.

Following our conversion to a financial holding company, we generate income in the form of interest, servicing and other fee income on the loans we and Newtek Bank originate. In addition, our portfolio companies have become consolidating subsidiaries of NewtekOne in 2023 and therefore, under the new organizational structure, their income is consolidated within the statement of operations going forward along with our joint ventures. With the inclusion of NMS, NIA, PMT, and NTS, we anticipate reporting Technology and IT Support Income and Electronic Payment Processing Income, as well as insurance commissions income and payroll processing income within Other Noninterest Income going forward.
Income Taxes

Deferred tax assets and liabilities are computed based upon the differences between the financial statement and income tax basis of assets and liabilities using the enacted tax rates in effect for the year. These differences stem from net unrealized gains and losses generated by the Company, on the book value of intangible assets held by the Company, and on the total NOL balance carried forward from prior years. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets or liabilities will not be realized, a valuation allowance is required to reduce the deferred tax assets or liabilities to the amount that is more likely than not to be realized. Such deferred tax liabilities recorded on the statement of financial condition were a deferred tax asset, net of $8.7 million at September 30, 2023 and a deferred tax liability, net of $19.2 million at December 31, 2022, respectively. The change in deferred tax assets and liabilities is included as a component of income tax expense (benefit) in the consolidated statements of operations as a financial holding company.

The Company’s U.S. federal and state income tax returns prior to fiscal year 2019 are generally closed, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

For the three months ended September 30, 2023 and 2022, no U.S. federal excise taxes were due.

Formerly, as a RIC ending with the Company’s December 31, 2022 fiscal year end, the Company was not subject to corporate level income tax. Beginning with the January 1, 2023 fiscal year, the Company no longer qualifies as a RIC and will be subject to corporate level income tax. See NOTE 19—INCOME TAXES.

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

Off Balance Sheet Arrangements
There were no off balance sheet arrangements as of September 30, 2023.
Recent Developments

On October 2, 2023, the Company paid off and terminated NSBF’s Capital One line of credit for both guaranteed and unguaranteed SBA 7(a) loans. The Company recognized $0.3 million of loss on extinguishment of debt in association with the payoff and termination.

On November 7, 2023, the Company issued a 30-day notice of it’s termination of the DRIP.

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

The Company’s invested cash (includes cash and cash equivalents and restricted cash) of approximately $223.7 million is subject to changes in the Federal Funds rate set by the Federal Open Market Committee. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our demand deposits, cash investments and their equivalents with high credit-quality financial institutions. As of September 30, 2023, cash deposits in excess of insured amounts totaled approximately $63.4 million.

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

The Newtek Bank board of directors has established an Asset/Liability Committee (the “ALCO Committee”) to oversee the implementation of an effective process for managing the risk profile inherent in Newtek Bank’s balance sheet and related business activities as well as the ongoing monitoring and reporting thereon. Risks inherent in Newtek Bank’s balance sheet include interest rate risk (i.e., the risk to liquidity and capital resulting from changes in interest rates), liquidity risk (the risk to the availability of funds to execute its business strategy and meet its obligations), and similar risks. The ALCO Committee, subject to Newtek Bank board approval, is responsible for establishing policies, risk limits and capital levels (collectively “ALM Policies”) as well overseeing and monitoring compliance therewith. Newtek Bank’s ALM Policies set forth a risk management framework relating to managing liquidity, managing fluctuations in interest rates, capital management, investments, and hedging and the use of derivatives. The ALCO Committee and Newtek Bank’s board may implement additional policies and procedures relating to these areas in order to manage risk to an appropriate level.

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

EVE and NII simulations are completed routinely on Newtek Bank’s balance sheet and presented to the ALCO Committee. Other positions outside of Newtek Bank are typically match funded or hedged with instruments that have similar terms and/or interest rate features. The simulations provide an estimate of the impact of changes in interest rates on equity and net interest income under a range of assumptions. The numerous assumptions used in the simulation process are provided to the ALCO Committee on at least an annual basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors. Simulation analysis is only an estimate of interest rate risk exposure at a particular point in time. The Company regularly models various forecasted rate projections with non-parallel shifts that are reflective of potential current rate environment outcomes. Under these scenarios, the Company’s interest rate risk profile may increase in asset sensitivity, decrease in asset sensitivity, or depending on the scenario and timing of anticipated rate changes, may transition to a liability sensitive interest rate risk profile. Regular, robust modeling of various interest rate outcomes allows the Company to properly assess and manage potential risks from various rate shifts.

Estimated Changes in EVE and NII. The table below sets forth, as of September 30, 2023, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve, Prime Rate and the Secured Overnight Finance Rate. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Basis Point ("bp") Change in	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Interest Rates	12 Months Beginning September 30, 2023	12 Months Beginning September 30, 2024	As of September 30, 2023
+200	10.9%	13.2%	(0.2)%
+100	5.4	6.5	(0.4)
-100	(5.4)	(6.5)	0.3
-200	(11.0)	(12.8)	0.8

Rates are increased instantaneously at the beginning of the projection. The Company is asset sensitive, as the Company’s variable rate loan portfolio reprices the full amount of the assumed change in interest rates, while fixed-rate Company notes will reprice on maturity and the retail savings and short-term retail certificates of deposits portfolio will reprice with an assumed beta. Interest rates do not normally move all at once or evenly over time, but management believes that the analysis is useful to understanding the potential direction and magnitude of net interest income changes due to changing interest rates.

The EVE analysis shows that the Company would theoretically modestly lose market value in a rising rate environment. The EVE change results from asset sensitivity in the servicing asset and the fixed-rate loan portfolio in a rising rate scenario.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures:

As of September 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

Refer to “NOTE 13—COMMITMENTS AND CONTINGENCIES” within the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference herein. While the final outcomes of legal proceedings are inherently unpredictable, management is currently of the opinion that the outcomes of pending and threatened matters will not have a material effect on the Company’s business, consolidated financial position, results of operations or cash flows as a whole. As of September 30, 2023, the Company had accrued a reserve of $0.5 million.

In addition, as a result of a litigation brought by the Federal Trade Commission (the “FTC”) in October 2012, NMS voluntarily entered into, and is presently operating under, a permanent injunction with respect to certain of its business practices.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 15, 2023 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed on August 7 ,2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 except as set forth below and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023:

Changes to the SBA Section 7(a) Program can negatively impact our SBA 7(a) loan origination volume.

Changes to the SBA Section 7 (a) Program, including recent revisions to SBA Standard Operating Procedure SOP 50 10 7.1 (“SOP 7.1”), shifted to the SBA a PLP lender’s delegated authority in making determinations of a borrower’s satisfaction of certain eligibility requirements to participate in the Section 7(a) Program. Potential impacts of the SOP 7.1 revisions remain unclear, including the SBA’s ability to demonstrate that it can timely and appropriately make these eligibility determinations; and therefore, there can be no assurance that these and future SOP revisions will not negatively impact, among other things, the volume of SBA 7(a) loans originated by PLP lenders, including Newtek Bank, which could have an adverse impact on the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have issued shares of common stock that are not subject to the registration requirements of the Securities Act in connection with the DRIP. During the nine months ended September 30, 2023 and September 30, 2022, we issued 15,700 and 50,500 shares of common stock, respectively, valued at $0.2 million and $0.9 million, respectively to shareholders in connection with the DRIP.

During the three months ended September 30, 2023 and September 30, 2022 we issued 5,500 and 20,900 shares valued at $0.1 million and $0.3 million, respectively to shareholders in connection with the DRIP.

On November 7, 2023, the Company provided 30 days’ notice of the termination of the DRIP.

We also issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with dividends on unvested restricted stock awards. During the three months ended September 30, 2023 and September 30, 2022, we issued an additional 4,700 and 21,670 shares, respectively, valued at $0.06 million and $0.4 million, respectively, related to dividends on unvested restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Restricted Stock Award

On July 5, 2023 (the “Grant Date”), the Compensation, Corporate Governance and Nominating Committee of the Board granted M. Scott Price, the Company’s Chief Financial Officer, a restricted stock award of 18,645 shares of the Company’s common stock (the “Restricted Stock Award”) pursuant to the 2023 Stock Incentive Plan. The Restricted Stock Award will fully vest 36 months from the first day after the Grant Date that is the 15th day of a calendar month (i.e. July 15, 2023), subject to Mr. Price’s continuing employment with the Company. In the event that Mr. Price is terminated by the Company without cause, resigns for good reason or his employment terminates due to death or disability, pursuant to the terms of Mr. Price’s employment agreement with the Company, all of Mr. Price’s outstanding equity awards, including the Restricted Stock Award, would accelerate and vest in full.

The description of Mr. Price’s Restricted Stock Award is not complete and is qualified in its entirety by reference to Mr. Price’s employment agreement (as amended by amendment No. 1 thereto), each of which is filed as Exhibits 10.1 and 10.2 to this Quarterly Report on Form 10-Q, and the Form of Restricted Stock Award Agreement pursuant to the 2023 Stock Incentive Plan, filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

Trading Arrangements

On June 16, 2023, Salvatore Mulia, a Director of the Company, entered into a written plan for the sale of an aggregate 9,000 shares of common stock. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan commenced on September 21, 2023 and terminates on September 22, 2024.

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

4.3
Base Indenture, dated as of August 31, 2023, between NewtekOne, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NewtekOne, Inc.’s Form 8-K filed on August 31, 2023).

4.4
First Supplemental Indenture, dated as of August 31, 2023, between NewtekOne, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to NewtekOne, Inc.’s Form 8-K filed on August 31, 2023).

4.5	Form of 8.00% Fixed Rate Senior Notes due 2028 (included in Exhibit 4.4).

10.1	Employment Agreement by and between NewtekOne, Inc., Newtek Bank N.A., and M. Scott Price dated as of May 16, 2023, filed herewith.

10.2	Amendment to Employment Agreement by and between NewtekOne, Inc., Newtek Bank N.A., and M. Scott Price dated as of July 1, 2023, filed herewith.

10.3	Form of Restricted Stock Award Agreement - 2023 Stock Incentive Plan, filed herewith.

31.1*	Certification by Principal Executive Officer required by Rules 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2*	Certification by Principal Financial Officer required by Rules 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1**	Certification by Principal Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2**	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022; (iii) the Consolidated Statements of Changes in Stockholders Equity for the three and nine months ended September 30, 2023 and 2022; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEKONE, INC.

Date: November 9, 2023	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: November 9, 2023	By:	/S/ NICHOLAS LEGER
Nicholas Leger
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)