Form 10-K
period 2023-12-31
NewtekOne, Inc.
filed 2024-04-01
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $365.7 million as of the last business day of the registrant’s second fiscal quarter of 2023, based on a closing price on that date of $15.90 on the Nasdaq Global Market. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.
As of March 28, 2024, there were 24,708,771 shares outstanding of the registrant’s Common Stock, par value $0.02 per share.

NEWTEKONE, INC. AND SUBSIDIARIES

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to NewtekOne, Inc. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1, terminated in February 2023
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1
2019-1 Trust	Newtek Small Business Loan Trust, Series 2019-1
2021-1 Trust	Newtek Small Business Loan Trust, Series 2021-1
2022-1 Trust	Newtek Small Business Loan Trust, Series 2022-1
2023-1 Trust	Newtek Small Business Loan Trust, Series 2023-1
2022 Notes	7.50% Notes due 2022, redeemed in August 2019
2023 Notes	6.25% Notes due 2023, redeemed in February 2021
2024 Notes	5.75% Notes due 2024
2025 6.85% Notes	6.85% Notes due 2025, redeemed in May 2022
2025 5.00% Notes	5.00% Notes due 2025
2025 8.125% Notes	8.125% Notes due 2025
2025 Notes	Collectively, the 2025 6.85% Notes, the 2025 5.00% Notes and the 8.125% Notes due 2025
2026 Notes	5.50% Notes due 2026
2028 Notes	8.00% Notes due 2028
ABL	Asset based lending
ACL	Allowance for credit losses
Acquisition	The Company’s Acquisition of NBNYC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
2020 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated June 25, 2020 by and among the Company and the placement agents, as amended on July 20, 2022
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
C&I	Conventional commercial and industrial loans
Code	Internal Revenue Code of 1986, as amended
CRE	Conventional commercial real estate lending
Deutsche Bank	Deutsche Bank AG
DIF	Deposit Insurance Fund of the FDIC
DRIP	The Company's dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
2015 Stock Incentive Plan	The Company's 2015 Stock Incentive Plan
2023 Stock Incentive Plan	The Company’s 2023 Stock Incentive Plan
ESPP	Employee Stock Purchase Program
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Federal Reserve	Board of Governors of the Federal Reserve System
FDIC	Federal Deposit Insurance Corporation
FV	Fair Value
HFI	Held for investment
HFS	Held for sale
LIBOR	London Interbank Offered Rate

LCM	Lower of amortized cost basis or fair value
NAV	Net Asset Value
NBNYC	National Bank of New York City, which has been renamed Newtek Bank, National Association
OCC	Office of the Comptroller of the Currency
PCD	Purchased Financial Assets with Credit Deterioration
PLP	Preferred Lenders Program, as authorized by the SBA
PPP	Paycheck Protection Program
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SEC	U.S. Securities and Exchange Commission
SMB	Small-and-medium sized businesses
SPV I Capital One Facility	Revolving Credit and Security Agreement between NBL SPV I, LLC, a wholly-owned subsidiary of Holdco 6, and Capital One
SPV II Deutsche Bank Facility	Revolving Credit and Security Agreement between NBL SPV II, LLC, a wholly-owned subsidiary of Holdco 6, and Deutsche Bank
SPV III One Florida Bank Facility	Revolving Credit and Security Agreement between NBL SPV III, LLC, a wholly-owned subsidiary of Holdco 6, and One Florida Bank
Stock Purchase Agreement	Stock Purchase Agreement dated August 2, 2021, between the Company, NBNYC and certain NBNYC shareholders to acquire all of the issued and outstanding stock of NBNYC, as amended through December 12, 2022
Trustee	U.S. Bank, National Association
TSO II	TSO II Booster Aggregator, L.P.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States
Webster	Webster Bank, N.A.

Subsidiaries and Joint Ventures
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
NBL	Newtek Business Lending, LLC, a former wholly-owned subsidiary of Newtek Bank merged into SBL on May 2, 2023
NCL	Newtek Commercial Lending, Inc, a consolidated subsidiary
NCL JV	Newtek Conventional Lending, LLC, a 50% owned joint venture
Newtek Bank	Newtek Bank, National Association
Holdco 6	Newtek Business Services Holdco 6, Inc., a consolidated subsidiary
TSO JV	Newtek-TSO II Conventional Credit Partners, LP, a 50% owned joint venture
NMS	Newtek Merchant Solutions, LLC (formerly Universal Processing Services of Wisconsin LLC), a consolidated subsidiary
Mobil Money	Mobil Money, LLC, a consolidated subsidiary
NTS	Newtek Technology Solutions, Inc., a consolidated subsidiary
SIDCO	SIDCO, LLC dba Cloud Nine Services, a former subsidiary of NTS; SIDCO was merged into NTS on December 31, 2023
EWS	Excel WebSolutions, LLC, a former consolidated subsidiary merged into NTS on December 31, 2023
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a consolidated subsidiary
SBL	Small Business Lending, LLC, a wholly owned subsidiary of Newtek Bank
PMT	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a consolidated subsidiary
NIA	Newtek Insurance Agency, LLC, a consolidated subsidiary
TAM	Titanium Asset Management, LLC, a consolidated subsidiary
EMCAP	EMCAP Loan Holdings, LLC

POS	POS on Cloud, LLC, dba Newtek Payment Systems, a 76.8% consolidated subsidiary
6

Explanatory Note:

On January 6, 2023, the Company completed the Acquisition of NBNYC, a national bank regulated and supervised by the OCC. In addition, on January 6, 2023, the Company filed with the SEC a Form N-54C, Notification of Withdrawal of Election to be Subject to the 1940 Act, and has ceased to be a BDC effective as of January 6, 2023. As a result of the foregoing, the Company is now a financial holding company, no longer qualifies as a regulated investment company (RIC) for federal income tax purposes, and no longer qualifies for accounting treatment as an investment company. As a result, comparisons to December 31, 2022 and December 31, 2021 include adjustments made to reconcile prior investment company accounting to the current financial holding company accounting requirements. (See NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION)

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This report contains forward-looking statements that involve substantial risks and uncertainties, including the impact of COVID-19 and related changes in base interest rates and significant market volatility on our business, our subsidiaries, our industry, and the global economy. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:
•our future operating results;
•our business prospects and the prospects of our subsidiaries;
•
•our contractual arrangements and relationships with third parties;
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•the ability of our business to achieve its objectives;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•the adequacy of our cash resources and working capital;
•our ability to operate as a financial holding company and our ability to operate our subsidiary Newtek Bank, a national bank regulated and supervised by the OCC, and the increased compliance and other costs associated with such operations; and
•
•the timing of cash flows, if any, from the operations of our subsidiaries;

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•an economic downturn could impair our and our subsidiaries’ ability to continue to operate or repay borrowings, which could adversely affect our results;
•a contraction of available credit and/or an inability to access the equity markets, which could impair our lending activities;
•interest rate volatility could adversely affect our results;
•impacts to financial markets and the global macroeconomic and geopolitical environment, including higher inflation and its impacts;
•higher interest rates and the impacts on macroeconomic conditions and our funding costs; and
•the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this report and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include the ability of Newtek Bank to continue to originate loans under the SBA 7(a) program, maintain PLP status, and sell guaranteed portions of SBA 7(a) loans at premiums and grow deposits; our ability to originate new loans; our subsidiaries’ ability to generate revenue and obtain and maintain certain margins and levels of profitability; and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Item 1A. Risk Factors” and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report, and while we believe such information forms, or will form, a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements The forward-looking statements in this report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

ITEM 1. BUSINESS.

Prior to January 6, 2023 and during the entirety of the 2022 fiscal year, we operated as an internally managed non-diversified closed-end management investment company that was regulated as a BDC under the 1940 Act, and was treated as a RIC under the Code for U.S. federal income tax purposes.

On January 6, 2023, we completed the Acquisition of NBNYC, a national bank regulated and supervised by the OCC, pursuant to which we acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC. NBNYC has been renamed Newtek Bank, National Association (“Newtek Bank”) and has become a wholly owned subsidiary of the Company. In connection with the completion of the Acquisition, we contributed to Newtek Bank $31 million of cash and two of our subsidiaries, NBL and SBL (subsequently, NBL was merged into SBL). Upon the consummation of the Acquisition, Newtek Bank entered into an operating agreement with the OCC concerning certain matters including capital, liquidity and concentration limits, and memorializing the business plan submitted to the OCC.

In addition, on January 6, 2023, we filed with the SEC a Form N-54C, Notification of Withdrawal of Election to be Subject to the 1940 Act, following approval from our shareholders, and ceased to be a BDC. As a result of the Acquisition, we are now a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. We no longer qualify as a RIC for federal income tax purposes and no longer qualify for accounting treatment as an investment company.

Our Business

We are a financial holding company that is a leading business and financial solutions provider to independent business owners/SMBs. We define independent business owners (SMBs) as companies having revenues of $1.0 million to $100.0 million, and we estimate the SMB market to be over 33 million businesses in the U.S. as of March 2023, according to the SBA. NewtekOne and its subsidiaries provide independent business owners (SMBs) with the following Newtek® branded business and financial solutions: Newtek Bank, Newtek Lending, Newtek Payments, Newtek Insurance, Newtek Payroll and Newtek Technology. We have an established and reliable platform that is not limited by client size, industry type, or location. As a result, we believe we have a strong and diversified client base across the United States and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us to acquire and process our independent business owner clients in a very cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software, which is similar to, but we believe better suited for our needs than, the system popularized by Salesforce.com and similar providers. In addition, we have recently launched the Newtek AdvantageTM (patent pending) dashboard, for our depository and non-depository clients. The Newtek Advantage offers NewtekOne’s clients a single online dashboard to access all of NewtekOne’s business and financial solutions. The Newtek Advantage allows NewtekOne clients to easily interact with NewtekOne subject matter experts in the areas of Banking, Lending, Payments, Technology, Payroll and Insurance. We believe the Newtek Advantage will enable us to grow core retail deposits and provide an advantage to our existing and new clients. We believe that NewtekOne’s technology and business model distinguishes us from our competitors.
OCC.

As a result of the Acquisition and the Company’s filing with the SEC a Form N-54C, Notification of Withdrawal of Election to be Subject to the 1940 Act, the Company is now a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. The Company no longer qualifies as a regulated investment company for federal income tax purposes and no longer qualifies for accounting treatment as an investment company. As a result, in addition to Newtek Bank and its consolidated subsidiary, SBL, the following NewtekOne portfolio companies and subsidiaries are now consolidated non-bank subsidiaries in the Company’s financial statements: NSBF; Newtek Merchant Solutions, LLC (NMS); Mobil Money, LLC; CDS Business Services, Inc. d/b/a Newtek Business Credit Solutions (NBC); PMTWorks Payroll, LLC d/b/a Newtek Payroll and Benefits Solutions (PMT); Newtek Insurance Agency, LLC (NIA); Titanium Asset Management LLC (TAM); Newtek Business Services Holdco 6, Inc (Holdco 6); Newtek Commercial Lending, Inc. (NCL); Newtek Technology Solutions, Inc. (NTS), which includes the former entities SIDCO and EWS that were merged into NTS on December 31, 2023 and POS on Cloud, LLC, d/b/a Newtek Payment Systems (POS). In addition, as a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by NTS by January 6, 2025, subject to any extension of this date.

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

On January 17, 2023, the Company changed its name from Newtek Business Services Corp. to NewtekOne, Inc.

NewtekOne’s Business and Financial Solutions Ecosystem

Newtek Lending

SBA 7(a) Lending

Our Newtek Lending platform, which generates a material portion of our revenues, includes loans originated under the federal Section 7(a) loan program, i.e., SBA 7(a) loans. The SBA is an independent government agency that facilitates one of the nation’s largest sources of SMB financing by providing credit guarantees for its loan programs. SBA 7(a) loans are partially guaranteed by the SBA, with SBA guarantees typically ranging between 50% and 90% of the principal and interest due. Under the SBA’s 7(a) lending program, a bank, such Newtek Bank, or a nonbank lender licensed by the SBA (such as NSBF) underwrites a loan between $5,000 and $5.0 million for a variety of general business purposes based on the SBA’s loan program requirements. The recoveries and expenses on the unguaranteed portions of these loans are shared pari passu between the SBA and the lender, which substantially reduces the loss severity on the unguaranteed portion of a loan for SBA 7(a) loan investors. SBA 7(a) loans are typically between ten and 25 years in maturity and bear interest at the prime rate plus a spread from 1.50% to 6.50%. The Company estimates the duration of these loans to be between four and five years. Since the guaranteed portions of SBA 7(a) loans carry the full faith and credit of the U.S. government, lenders may, and frequently do, sell the guaranteed portion of SBA 7(a) loans in the capital markets, hold the unguaranteed portion and retain all loan servicing rights.

From 2012 through December 31, 2022, our subsidiary NSBF, was consistently the largest non-bank SBA 7(a) lender in the U.S. based on dollar volume of loan approvals, and, as of December 31, 2022, was the third largest SBA 7(a) lender in the United States. As of December 31, 2023 (the SBA’s first quarter of their fiscal year), when combining the loan approvals of Newtek Bank and NSBF, we are the nation’s largest SBA 7(a) lender. Newtek Bank received PLP status in April 2023, a designation whereby the SBA authorizes the most experienced SBA lenders to place SBA guarantees on loans without seeking prior SBA review and approval. PLP status has allowed Newtek Bank (and historically NSBF) to serve our clients in an expedited manner since we are not required to present applications to the SBA for concurrent review and approval. All new SBA 7(a) loan originations were transitioned to Newtek Bank in April 2023. NewtekOne has a dedicated Senior Lending Team (as defined below) that is now supporting Newtek Bank, which originates and services SBA 7(a) loans to qualifying independent business owners and follows the NewtekOne SBA 7(a) loan business model. Prior to the Newtek Bank Acquisition, our SBA 7(a) business model was to: originate SBA 7(a) loans, sell the guaranteed portions of the SBA 7(a) loans, typically within thirty to forty-five days of origination, and retain the unguaranteed portion until accumulating sufficient loans for investment or securitization. In a securitization, the unguaranteed portions of SBA 7(a) loans are transferred to a special purpose vehicle (a “Trust”), which in turn issues notes against the Trust’s assets in private placements. The Trust’s primary source of income for repaying the securitization notes is the cash flows generated from the unguaranteed portion of SBA 7(a) loans owned by the Trust. Principal on the securitization notes is paid by cash flows in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt. Securitization notes have an expected maturity of approximately five years, and the Trust is dissolved when the securitization notes are paid in full, either at or prior to maturity. NSBF has completed thirteen (13) securitizations. Newtek Bank will continue the SBA 7(a) business model utilizing the NewtekOne Senior Lending Team, and Newtek Bank may determine to engage in securitization transactions in the future. NSBF, which is in the process of winding-down its operations, will continue to manage and service its portfolio of guaranteed and unguaranteed SBA 7(a) loans pursuant to a lender servicer provider agreement with SBL.

We believe our more than twenty years of experience as one of the largest SBA 7(a) lenders, provides us with a distinct competitive advantage over other lenders that have not overcome these significant barriers-to-entry in our primary loan market. We originated $814.4 million of SBA 7(a) loans during 2023 and $775.6 million of SBA 7(a) loans during 2022. We believe that we will continue to be introduced to a variety of high-quality investment opportunities through our existing loan sourcing channels and our subsidiaries’ relationships with their clients.

We have a dedicated capital markets team that sells the guaranteed portions of our SBA 7(a) loans shortly after origination and we retain the unguaranteed portions, Historically, NSBF sold SBA guaranteed portions of SBA 7(a) loans at premiums ranging from 106% to 123% of par value, and any portion of the premium that is above 110% of par value is shared equally between NSBF and the SBA. However, there is no guarantee that Newtek Bank will be able to continue to earn premiums of 106% to 123% on future sales of the guaranteed portions of SBA 7(a) loans or will be able to maintain PLP status. See “Item 1A. Risk Factors - Risks Related to SBA Lending - We have specific risks associated with SBA loans.”

In addition, NSBF typically retained the unguaranteed portions of SBA 7(a) until accumulating sufficient loans for a securitization. Through NSBF’s securitization program, which began in December 2010, NSBF successfully completed 13 securitization transactions of the unguaranteed portions of SBA 7(a) loans with Standard & Poor’s AA or A ratings and advance rates as high as 83.5% of par value. NSBF’s last securitization occurred in June 2023, when it sold (and we increased our secured borrowings by) $103.9 million of Unguaranteed SBA 7(a) Loan-Backed Notes, Series 2023-1, consisting of $84.3 million of Class A Notes and $19.6 million Class B Notes, rated “A-” and “BBB-”, respectively, by S&P Global, Inc. Newtek Bank intends to use core deposits to fund SBA 7(a) loans and does not currently plan to securitize the unguaranteed portions of SBA 7(a) loans it originates, but may do so in the future. In addition, Newtek Bank may determine to retain the government guaranteed portions of SBA 7(a) loans for longer periods, pending deployment of excess capital.

We have focused on making smaller SBA 7(a) loans, approximately $1.0 million or less, in order to maintain a diversified pool of loans that are dispersed both geographically and among industries, with a goal of limiting our exposure to regional and industry-specific economic downturns. Specifically, as of December 31, 2023, the Company’s loan portfolio consisted of 4,879 loans originated across 50 states in 77 different industries as defined by the North American Industry Classification System (“NAICS”).

As discussed below, in addition to SBA 7(a) lending, our Newtek Lending Platform includes the following loan products originated by Newtek Bank: SBA 504 loans, C&I loans (including ABL and owner occupied commercial real estate (CRE) and investor CRE). In addition, our alternative lending program loans (formerly referred to as non-conforming conventional loans) are originated by NewtekOne nonbank subsidiaries and joint ventures.

Commercial Banking – Newtek Bank

We have centralized our Newtek Lending Platform within Newtek Bank (except for our alternative lending program business, discussed herein), our commercial bank. As discussed above, Newtek Bank is originating, servicing and selling SBA 7(a) loans in a similar manner to NSBF’s historic business model and is originating and servicing SBA 504 loans, C&I loans (including ABL and owner occupied CRE and investor CRE).

In addition, we offer depository services and solutions through Newtek Bank. Our commercial banking clients can take advantage of our full offerings via the Newtek Advantage dashboard.

Newtek Bank's business lines include:

SBA 504 Lending

Newtek Bank originates SBA 504 loans which provide long-term fixed rate financing for major fixed assets such as real estate or equipment. The maximum loan amount for a SBA 504 loan is $5.5 million.

C&I Lending, CRE Lending and ABL Lending

The Newtek Lending Platform also includes C&I Lending, which includes ABL and owner occupied CRE and investor CRE. Newtek Bank will continue to provide C&I loans and CRE loans to its commercial customers and will originate ABL loans. Prior to the Acquisition, our subsidiary, NBC, provided receivables financing, inventory financing and health care receivables financing to independent business owners through the sale of their trade receivables or the financing of their inventories. NBC has ceased originating new ABL loans and will manage its current portfolio in runoff mode.

Third Party Loan Servicing and Loan Origination Services

SBL, a former NewtekOne portfolio company which is now a subsidiary of Newtek Bank, provides our affiliates, subsidiaries and third-parties, including banks, credit unions and government agencies, including the FDIC, with loan servicing for SBA and non-SBA loans. In addition, SBL provides our affiliates, subsidiaries and third-parties with outsourced solutions for the entire SBA loan origination process, including credit analysis, structuring and eligibility, packaging, closing compliance and servicing. For example, SBL originates and services loans under our alternative lending program for our Holdco 6 subsidiary and our joint ventures (see below).

Alternative Lending Program

On May 20, 2019, the Company and its joint venture partner launched Newtek Conventional Lending, LLC (NCL JV) to provide our alternative lending program loans (formerly known as non-conforming conventional commercial and industrial term loans) to U.S. middle-market companies and small businesses. NCL JV is a 50/50 joint venture between Newtek Commercial Lending, Inc. (NCL) a wholly-owned subsidiary of NewtekOne, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq: TCPC). NCL JV ceased funding new alternative lending program loans during 2020. On January 28, 2022, NCL JV closed a securitization with the sale of $56.3 million of Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL JV’s portfolio of alternative lending program loans, including loans secured by liens on commercial or residential mortgaged properties, originated by NCL JV and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay a Deutsche Bank credit facility and return capital to the NCL JV partners.

On August 5, 2022, NewtekOne launched its second joint venture to invest in alternative lending program loans. Newtek-TSO II Conventional Credit Partners, LP (Newtek-TSO JV). NCL and TSO II entered into a joint venture, Newtek-TSO JV, governed by the Amended and Restated Limited Partnership Agreement for the Newtek-TSO JV. NCL and TSO II each committed to contribute an equal share of equity funding to the Newtek-TSO JV and each will have equal voting rights on all material matters. Newtek-TSO JV intends to deploy capital over the course of time with additional leverage supported by a warehouse line of credit. The intended purpose of Newtek-TSO JV is to invest in alternative lending program loans made to middle-market companies as well as independent business owners. Newtek-TSO JV began making investments during the fourth quarter of 2022.

Deposits and Depository Services

We are focused on growing and retaining a stable deposit base and deepening relationships with our current and prospective deposit customers by leveraging our customer-direct, easy-to-use, digital account opening platform. Newtek Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. Following the Acquisition of NBNYC and its $137 million deposit portfolio, we launched our High Yield Savings and Retail CD product offerings in March and April of 2023. Since that time, we have grown our deposit base rapidly and have offered competitive market rates using an accounting opening process that is straightforward with limited interaction. Newtek Bank has maintained strong customer acquisition and retention rates and expects to continue to drive growth in retail deposits. Additionally, during 2023 we implemented a suite of software solutions that will facilitate gathering and servicing deposits from our existing and prospective independent business owner clients, diversifying our client base. We supplement our customer deposit base with a series of wholesale funding options, which consist of product offerings to community banks and credit unions, as well as fundings in the brokered CD market. At December 31, 2023, Newtek Bank had $519 million of total deposits, which grew approximately $382 million, or 279%, following the Acquisition. The total number of retail deposit customers at December 31, 2023 that opened accounts through our digital opening process during 2023 was over 7,500.

Newtek Payments

NewtekOne’s business and financial solutions ecosystem also includes its Newtek Payments businesses, which includes NewtekOne’s subsidiaries Newtek Merchant Solutions, LLC (NMS), Mobil Money, LLC (Mobil Money) and POS on Cloud, LLC, d/b/a Newtek Payment Systems (POS).

NMS markets credit and debit card processing services, check approval services, processing equipment, and software. NMS utilizes a multi-pronged sales approach of both direct and indirect sales. NMS’ primary sales efforts focus on direct sales through our Your Business Solutions Company® brand. Their indirect sales channels consist of alliance partners, principally financial institutions (banks, credit unions, insurance companies and other related businesses), and independent sales agents across the United States. These referring organizations and associations are typically paid a percentage of the processing revenue derived from the respective merchants that they successfully refer to NMS. In 2023, NMS processed merchant transactions with sales volumes of $5.4 billion.

We believe NMS has a number of competitive advantages which we believe will enable it to effectively compete in this market. These are:

•focus on non-traditional business generation: referral relationships, wholesale solicitations and financial institutions rather than independent sales agents;

•seeking to be a market leader in the implementation of technology in the payment processing business;

•maintaining its own staff of trained and skilled customer service representatives; and

•marketing and selling the latest in point-of-sale technology hardware and offers processing related cyber-security services.

NMS maintains its principal customer service and sales support offices in Lake Success, New York. NMS’s personnel assist merchants with initial installation of equipment and on-going service, as well as any other special processing needs that they may have.

NMS’ development and growth is focused on selling NMS’ services to internally generated referrals, merchant referrals identified by Newtek alliance partners and by independent sales representatives. We believe NMS is different than most electronic payment processing companies who acquire their clients primarily through independent sales agents. NMS believes that its business model provides it with a competitive advantage by enabling it to acquire new merchant customers at a lower cost level for third-party commissions than the industry average. NMS’ business model allows it to own the customer as well as the stream of residual payments, as opposed to models which rely more heavily on independent sales agents.

Mobil Money provides payment processing for a merchant portfolio of taxi cabs and related licensed payment processing software.

POS is a majority owned subsidiary of NewtekOne which provides a cloud based Point of Sale system for a variety of restaurant, retail, assisted living, parks and golf course businesses, which provides not only payments and purchase technology solutions, but also inventory, customer management, reporting, employee time clock, table and menu layouts, and ecommerce solutions as the central operating system for an independent business owner.

Newtek Insurance

Newtek Insurance Agency (NIA), is a wholly-owned subsidiary which is a retail and wholesale brokerage insurance agency licensed in all 50 states, specializing in the sale of commercial and health/benefits lines insurance products to independent business owners, as well as the sale of various personal lines of insurance.

Newtek Payroll

PMTWorks Payroll, LLC d/b/a Newtek Payroll and Benefits Solutions (PMT), is a wholly-owned subsidiary which offers an array of industry standard and competitively priced payroll management, and related payment and tax reporting services to independent business owners.

Newtek Technology

Newtek Technology Solutions, Inc. (NTS) is a wholly-owned subsidiary that provides website hosting, dedicated server hosting, cloud hosting, web design and development, internet marketing, ecommerce, data storage, backup and disaster recovery, and other related services including consulting and implementing technology solutions for enterprise and commercial clients across the U.S. as well as SMBs. On December 31, 2023, SIDCO and EWS were merged into NTS. As a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by NTS by January 6, 2025, subject to any extension of this date.

Newtek Branding

We have developed our branded line of business products and financial solutions to offer a full service suite of business and financial solutions for independent business owners in the United States. We reach potential customers through our integrated multi-channel approach featuring direct, indirect and direct outbound solicitation efforts. We continue to utilize and grow our primary marketing channel of strategic alliance partners as well as a direct marketing strategy to independent business owner customers through our “go to market” brand, Your Business Solutions Company® and One Solution for All Your Business Needs®. Through our web presence, www.newtekone.com, we believe we are establishing ourselves as a preferred “go-to” provider for independent business owner financial and business solutions offered by NewtekOne® and its subsidiaries, including Newtek Bank®.

We believe that our patented NewTracker® system provides for transparency between NewtekOne and referring parties and has been material in our ability to obtain referrals from a wide variety of sources. The NewTracker system allows us and our alliance partners to review in real time the status of any referral as well as to provide real time compliance oversight by the respective alliance partner, which we believe creates confidence among the referred business client, the referring alliance partner and us. We own the NewTracker® patent, as well as all trademarks and other patented intellectual property used by us and our subsidiaries. Additional referrals are obtained from individual professionals in geographic markets that have signed up to provide referrals and earn commissions through our BizExec and TechExec Programs. In addition, we believe that the Newtek AdvantageTM dashboard, which patent is pending, is designed to be a management tool for our business clientele that can make their businesses more successful and that our clients can depend on. The Newtek Advantage allows clients to access the entire suite of the NewtekOne business and financial solutions, and provide clients analytics, relationships and transactional capability that other banks do not offer. We believe the Newtek Advantage is unique because each of our clients will be assigned a NewtekOne relationship manager and specialist in each Newtek business line, and allow our clients to go into the Newtek Advantage and communicate via video or chat with a NewtekOne business line specialist.

Market Opportunity

We believe that the limited amount of capital and financial products available to independent business owners, coupled with the desire of these businesses for flexible and partnership-oriented sources of capital and other financial products, creates an attractive environment for us to further expand our business and financial products ecosystem and overall brand. We believe the following factors will continue to provide us with opportunities to grow and deliver attractive returns to shareholders.

The independent business owner SMB market represents a large, underserved market. We estimate the independent business owner/SMB market to include over 33 million businesses in the United States. We believe that SMBs, most of which are privately-held, are relatively underserved by traditional capital providers such as commercial banks, finance companies, hedge funds and collateralized loan obligation funds. Further, we believe that such businesses generally possess conservative capital structures with significant enterprise value cushions, as compared to larger companies with more financing options. While the largest originators of SBA 7(a) loans have traditionally been regional and national banks, from 2012 through 2022, our subsidiary NSBF was consistently the largest non-bank originator of SBA 7(a) loans. When combining the loan approval volume of Newtek Bank and NSBF, we ranked as the largest SBA 7(a) lender based on dollar volume of loan approvals as of December 31, 2023, which is the SBA’s first fiscal quarter. As a result, we believe we are well positioned to provide financing to the types of independent business owners that we have historically targeted and we have the technology and infrastructure in place presently to do it cost effectively in all 50 states and across many industries.

Increased demand for comprehensive, business-critical SMB solutions. Increased competition and rapid technological innovation are creating an increasingly competitive business environment that requires independent business owners to fundamentally change the way they manage critical business processes. This environment is characterized by greater focus on increased quality, lower costs, faster turnaround and heightened regulatory scrutiny. To make necessary changes and adequately address these needs, we believe that companies are focusing on their core competencies and utilizing cost-effective outsourced solutions to improve productivity, lower costs and manage operations more efficiently. We provide critical business solutions such as electronic payment processing, managed IT solutions, personal and commercial insurance services and full-service payroll and benefit solutions, receivables financing, funding of SBA 504 loans, which provide financing of fixed assets such as real estate or equipment, and non-conforming (non-SBA) commercial loans. We believe that each of these market segments are underserved for independent business owners and since we are able to provide comprehensive financial and business solutions under one (the Newtek) platform, we believe that we are well positioned to continue to realize growth from these product offerings.

Competitive Advantages

We believe that we are well positioned to take advantage of opportunities to provide business and financial solutions to independent business owners due to the following competitive advantages:

Senior lending Team and Executive Officers. The key members of our Senior Lending Team, many of whom have worked together for more than ten years, each have over 25 years of experience in finance-related fields. These lending professionals have worked together to screen opportunities, underwrite new loans and investments and manage a portfolio of loans and investments in SMBs through two recessions, a credit crunch, the dot-com boom and bust and a historic, leverage-fueled asset valuation bubble and the COVID-19 pandemic. Each member brings a complementary component to a team well-rounded in finance, accounting, operations, strategy, business law and executive management. We are led by our executive officers under the supervision of our Board. Our executive officers have significant experience in our fields of operations.

Business Model Enables Attractive Risk-Weighted Return on Investment in SBA 7(a) Lending. Our SBA 7(a) loans are structured so as to permit rapid sale of the U.S. government guaranteed portions, often within weeks of origination, and the unguaranteed portions have been successfully securitized, with the securitization notes being sold, usually within a year of loan origination. The return of principal and premium may result in an advantageous risk-weighted return on our original investment in each loan. Newtek Bank has determined to retain the unguaranteed portions of SBA 7(a) loans, but may seek to securitize or otherwise finance these loans in the future.

State of the Art Technology. Our patented NewTracker® software enables us to board an SMB customer, process the application or inquiry, assemble necessary documents, complete the transaction and create a daily reporting system that is sufficiently unique as to receive a U.S. patent. NewTracker® enables us to identify a transaction, similar to a merchandise barcode or the customer management system used by SalesForce.com, then process a business transaction and generate internal reports used by management and external reports for strategic referral partners. NewTracker® allows our referral partners to have digital access into our back office and follow on a real time, 24/7 basis the processing of their referred customers. NewTracker® has been applied to all of the business and financial solutions we offer directly or through our subsidiaries.

Established Direct Origination Platform with Extensive Deal Sourcing Infrastructure. We have established a direct loan origination pipeline for opportunities without the necessity for financial institutions or brokers as well as broad marketing channels that we believe allow for highly selective underwriting. We believe the combination of our brand, our portal, our patented NewTracker® technology, and our web presence as Your Business Solutions Company® have created an extensive deal sourcing infrastructure. Although we pay fees for loan originations that are referred to us by our alliance partners, our lending team works directly with the borrower to assemble and underwrite loans. We rarely invest in pre-assembled loans that are sold by investment banks or brokers. As a result, we believe that our unique national origination platform allows us to originate attractive credits at a low cost. During 2023 and 2022 we funded $814.4 million and $775.6 million, respectively, of SBA 7(a) loans. We anticipate that our principal source of loan origination opportunities will continue to be in the same types of independent business owners to which we currently provide financing. Our executive officers and Senior Lending Team also seek to leverage our extensive network of additional referral sources, including law firms, accounting firms, financial, operational and strategic consultants and financial institutions, with whom we have closed opportunities. We believe our current infrastructure and expansive relationships will continue to enable us to review a significant amount of direct (or non-brokered) business opportunities.

Flexible, Customized Business and Financial Solutions for Seasoned, Independent Business Owners. While Newtek Bank’s primary focus will be to expand its lending activities by providing SBA 7(a) loans to independent business owners, we also seek to offer independent business owners a variety of attractive financial solutions, as well as cost effective and efficient business solutions, to meet their capital needs through Newtek Bank and our nonbank subsidiaries. In particular, we offer larger loans, between $5.0 million and $15.0 million, greater than loans available with the SBA guarantee, but with a higher interest rate to compensate for the increased risk. Unlike many of our competitors, we believe we have the business finance ecosystem that allows us to provide a complete package of business and financial solutions for independent business owners, which allows for cross-selling opportunities and improved client retention. We expect that a large portion of our capital will be loaned to companies that need growth capital, acquisition financing or funding to recapitalize or refinance existing debt facilities. Our lending will continue to focus on making loans to independent business owners that:

•have 3 to 10 years of operational history;

•significant experience in management;

•credit worthy owners who provide a personal guarantee for our investment;

•show a strong balance sheet to collateralize our investments; and

•show sufficient cash flow to be able to service the payments on our investments comfortably.

Although we may make loans to start-up businesses, we generally seek to avoid lending to high-risk, early-stage enterprises that are only beginning to develop their market share or build their management and operational infrastructure with limited collateral.

Disciplined Underwriting Policies and Rigorous Portfolio Management. We pursue rigorous due diligence of all prospective loans originated through our Business Lending Platform. Our Senior Lending Team has developed what we believe to be an extensive underwriting due diligence process, which includes a review of the operational, financial, legal and industry performance and outlook for the prospective investment, including quantitative and qualitative stress tests, review of industry data and when necessary, consultation with outside experts regarding the creditworthiness of the borrower. These processes continue during the portfolio monitoring process, when we will conduct field examinations, when appropriate, review all compliance certificates and covenants and regularly assess the financial and business conditions and prospects of our borrowers. In addition, SBL, an S&P rated servicer, is a third-party servicer for commercial, SBA 7(a) and other government guaranteed investments, whose exceptional servicing capabilities with compact timelines for loan resolutions and dispositions has attracted various third-party portfolios to SBL. SBL services the loans funded by Newtek Bank, Holdco 6, NSBF and our joint ventures, and provides loan origination and closing services to our joint ventures and affiliates.

Prior Business Development Company History

Our predecessor was formed on June 29, 1999 under the laws of the State of New York and, on November 12, 2014, in connection with our election to be regulated as a BDC, merged with and into us for the purpose of reincorporating under the laws of the State of Maryland.

From November 12, 2014 to January 6, 2023, we operated as a BDC and a RIC. As a BDC, we were required to meet certain regulatory tests, including the requirement to invest at least 70% of our gross assets in “qualifying assets.” In addition, as a BDC, we were not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our total assets). Additionally, as a RIC, we generally did not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our shareholders.

Although we maintained our status as a BDC and a RIC through the entirety of our 2022 fiscal and tax years, upon completing the Acquisition, we filed with the SEC Form N-54C, Notification of Withdrawal of Election to be Subject to the 1940 Act, and ceased to be a BDC. As a result, we are no longer subject to regulation as a BDC under the 1940 Act, and no longer qualify for tax treatment as a RIC under the Code.

Regulation and Supervision

General

The U.S. financial services and banking industry is highly regulated. The bank regulatory regime is intended primarily for the protection of customers, the public, the financial system and the DIF, rather than our stockholders or creditors.

The legal and regulatory regime affects virtually all aspects of our operations. Statutes, regulations and policies govern, among other things, the scope of activities that we may conduct and the manner in which we may conduct them; our business plan and growth; our board, management, and risk management infrastructure; the type, terms, and pricing of our products and services; our loan and investment portfolio; our capital and liquidity levels; our reserves against deposits; our ability to pay dividends, repurchase our stock or distribute capital; and our ability to engage in mergers, acquisitions and other strategic initiatives. The legal and regulatory regime is continually under review by legislatures, regulators and other governmental bodies, and changes regularly occur through the enactment or amendment of laws and regulations or through shifts in policy, implementation or enforcement. Changes are difficult to predict and could have significant effects on our business. See “Item 1A Risk Factors - Risks Related to Operating as a Financial Holding Company - The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.”

The material regulatory requirements that are applicable to us and our subsidiaries are summarized below. The description below, as well as other descriptions of laws and regulations in this Form 10-K, are not intended to summarize all laws and regulations applicable to us and our subsidiaries, and are based upon the statutes, regulations, policies, interpretive letters and other written guidance that are in effect as of the date of this Form 10-K.

Regulatory Framework

We are subject to regulation and supervision by multiple regulatory bodies. As a bank holding company electing financial holding company status, the Company is subject to the BHCA and is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Federal Reserve. The Federal Reserve’s jurisdiction also extends to any company that is directly or indirectly controlled by a bank holding company.

As a national bank, Newtek Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the OCC. The OCC charges fees to national banks, including Newtek Bank, in connection with its supervisory activities.

Newtek Bank’s deposits are insured by the Depositors Insurance Fund (DIF) up to applicable legal limits. As an FDIC-insured depository institution, Newtek Bank is subject under certain circumstances to supervision, regulation and examination by the FDIC. The FDIC charges deposit insurance assessments to FDIC-insured institutions, including Newtek Bank, to fund and support the DIF. The rate of these deposit insurance assessments is based on, among other things, the risk characteristics of Newtek Bank. The FDIC has the power to terminate Newtek Bank’s deposit insurance if it determines Newtek Bank is engaging in unsafe or unsound practices. Federal banking laws provide for the appointment of the FDIC as receiver in the event Newtek Bank were to fail, such as in connection with undercapitalization, insolvency, unsafe or unsound condition or other financial distress. In a receivership, the claims of Newtek Bank’s depositors (and those of the FDIC as subrogee of Newtek Bank) would have priority over other general unsecured claims against Newtek Bank.

During the COVID-19 pandemic, the amount of total estimated insured deposits grew very rapidly while the funds in the DIF grew at a normal rate, causing the DIF reserve ratio to fall below the statutory minimum of 1.35%. The FDIC adopted a restoration plan in September 2020, which it amended in June 2022, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules will remain in effect unless and until the reserve ratio of the DIF meets or exceeds 2%. As a result of this rule, the FDIC insurance costs of insured depository institutions, including Newtek Bank, have generally increased.

On November 29, 2023, the FDIC issued a final rule that imposes a special deposit insurance assessment on insured depository institutions in order to recover losses that the DIF has incurred in the receiverships of Silicon Valley Bank and Signature Bank. The rule requires the payment of the special assessment over eight quarterly assessment periods beginning in the first quarter of 2024, subject to adjustments if the total amount collected is insufficient to cover the DIF’s costs. Each quarterly special assessment is equal to 3.36 basis points (0.0336%) of the amount of an institution’s estimated uninsured deposits that exceeded $5 billion as of December 31, 2023. As of December 31, 2023, Newtek Bank’s estimated amount of uninsured deposits was $66.5 million and therefore, Newtek Bank is not required to pay any amount of the special assessment.

We are subject to the disclosure and regulatory requirements of the Securities Act and the Exchange Act, both as administered by the SEC. Our common stock is listed on the Nasdaq Global Market under the ticker symbol “NEWT” and therefore we are also subject to the rules of Nasdaq Global Market for listed companies. We have adopted certain policies and procedures intended to comply with the Nasdaq Global Market’s corporate governance rules. We will continue to monitor our compliance with all future listing standards that are approved by the SEC and will take actions necessary to ensure that we are in compliance therewith. See “Item 1A Risk Factors - Risks Related to Operating as a Financial Holding Company - The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.”

Broad Powers to Ensure Safety and Soundness

A principal objective of the U.S. bank regulatory system is to ensure the safety and soundness of banking organizations. Safety and soundness is a broad concept that includes financial, operational, compliance and reputational considerations, including matters such as capital, asset quality, quality of board and management oversight, earnings, liquidity, and sensitivity to market and interest rate risk. As part of its commitment to maintain safety and soundness, at the time we acquired Newtek Bank, Newtek Bank entered into an Operating Agreement with the OCC (the “Operating Agreement”). The Operating Agreement sets forth key parameters within which Newtek Bank must operate, such as with respect to its business plan, minimum capital, minimum liquidity, risk management and compliance.

The banking and financial regulators have broad examination and enforcement authority. The regulators require banking organizations to file detailed periodic reports and regularly examine the operations of banking organizations. Banking organizations that do not meet the regulators’ supervisory expectations can be subjected to increased scrutiny and supervisory criticism. The regulators have various remedies available, which may be public or of a confidential supervisory nature, if they determine that an institution’s condition, management, operations or risk profile is unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things:

•require affirmative actions to correct any violation or practice;

•issue administrative orders that can be judicially enforced;

•direct increases in capital;

•direct the sale of subsidiaries or other assets;

•limit dividends and distributions;

•restrict growth and activities;

•set forth parameters, obligations and/or limitations with respect to the operation of our business;

•assess civil monetary penalties;

•remove officers and directors; and

•terminate deposit insurance.

Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements (including the Operating Agreement) could subject us and our subsidiaries or their officers, directors and institution-affiliated parties to a broad variety of sanctions or remedies, including those described above.

Limits on Activities and Approval Requirements

The BHCA generally restricts the Company’s ability, directly or indirectly, to engage in, or acquire more than 5% of any class of voting securities of a company engaged in activities other than those determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. The Company has elected to become a financial holding company, allowing it to engage in a broader array of financial activities than bank holding companies.

The bank regulatory regime, including through the Operating Agreement, requires that we obtain prior approval of one or more regulators for various initiatives or corporate actions, including acquisitions or minority investments, the establishment of branches, certain dividends or capital distributions, and significant deviations from Newtek Bank’s previously approved business plan. Regulators take into account a range of factors in determining whether to grant a requested approval, including the supervisory status of the applicant and its affiliates. Thus, there is no guarantee that a particular proposal by us would receive the required regulatory approvals.

The CRA requires federal banking regulators, in their review of certain applications by banking organizations, to take into account the applicant’s record in helping meet the credit needs of its community, including low- and moderate-income neighborhoods. Newtek Bank is subject to periodic examination under the CRA by the OCC, which will assign ratings based on the methodologies set forth in its regulations and guidance. Less favorable CRA ratings, or concerns raised under the CRA, may adversely affect Newtek Bank’s ability to obtain approval for certain types of applications. Newtek Bank’s latest rating by the OCC under the CRA is “Satisfactory”.

In October 2023, the Federal Reserve, the FDIC and the OCC issued a joint rule to modernize regulations implementing the CRA. Under the final rules, the agencies will evaluate bank performance across the varied activities they conduct and communities in which they operate. This includes evaluating lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, branchless banking and hybrid models. The final rule adopts a new metrics-based approach to evaluating bank retail lending and community development financing, using benchmarks based on peer and demographic data. The final rule also clarifies eligible CRA activities, such as affordable housing, that are focused on low- and moderate-income, underserved, native and rural communities. Most of the requirements of the final rule take effect January 1, 2026, while the data requirements will take effect January 1, 2027. We are continuing to evaluate the potential impact of the new rule to our business, financial condition and results of operations, which cannot be predicted at this time.

See “Item 1A Risk Factors - Risks Related to Operating as a Financial Holding Company - The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.”

Company as Source of Strength for Newtek Bank

Federal law and Federal Reserve policy require that a bank holding company serve as a source of financial and managerial strength for any FDIC-insured depository institution that it controls. Thus, if Newtek Bank were to be in financial distress or to otherwise be viewed by the regulators as in an unsatisfactory condition, then the regulators could require the Company to provide additional capital or liquidity support, or take other action, in support of Newtek Bank, even if doing so is not otherwise in the best interest of the Company.

Regulatory Capital Requirements and Prompt Corrective Action

The banking regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain a specified level of capital relative to the amount and types of assets they hold. While capital can serve as an important cushion against losses, higher capital requirements can also adversely affect an institution’s ability to grow and/or increase leverage through deposit-gathering or other sources of funding.

The Company and Newtek Bank are each subject to generally similar capital requirements adopted by the Federal Reserve and the OCC, respectively. These requirements establish required minimum ratios for common equity tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and a Tier 1 leverage ratio; set risk-weighting for assets and certain other items for purposes of the risk-based capital ratios; require an additional capital conservation buffer over the minimum required capital ratios in order to avoid certain limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses; and define what qualifies as capital for purposes of meeting the capital requirements. Specifically, the capital thresholds in order to be regarded as a well-capitalized institution under the Basel Committee on Banking Supervision standardized approach for U.S. banking organizations are as follows: a common equity tier 1 risk-based capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a Tier 1 leverage ratio of 5.0%.

The regulators assess any particular institution’s capital adequacy based on numerous factors and may require a particular banking organization to maintain capital at levels higher than the generally applicable minimums. In this regard, and unless otherwise directed by the OCC, we have made commitments for Newtek Bank to maintain a tier 1 leverage ratio of no less than 10% and a total risk-based capital ratio of 11.5% for the term of the Operating Agreement.

The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (“PCA”). The PCA regime provides for capitalization categories ranging from “well-capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA regime requires remedial actions and imposes limitations that become increasingly stringent as an institution’s condition deteriorates and its PCA capitalization category declines. Among other things, institutions that are less than well-capitalized become subject to increasingly stringent restrictions on their ability to accept and/or rollover brokered deposits.

In addition to capital requirements, depository institutions are required to maintain non-interest bearing reserves at specified levels against their transaction accounts and certain non-personal time deposits.

Regulatory Limits on Dividends and Distributions

The ability of the Company or Newtek Bank to pay dividends, repurchase stock and make other capital distributions is limited by regulatory capital rules and other aspects of the regulatory regime. For example, a policy statement of the Federal Reserve provides that, among other things, a bank holding company generally should not pay dividends if its net income for the past year is not sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition.

Dividends and capital distributions by Newtek Bank are also limited by the regulatory regimes. For example, the Operating Agreement requires Newtek Bank to be in compliance with certain capital levels before paying a dividend. Other laws and regulations generally applicable to national banks also limit the amount of dividends and capital distributions that may be made by a national bank and/or require prior approval of the OCC.

Federal Home Loan Bank System

Newtek Bank is a member of the FHLB, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Newtek Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB. Newtek Bank is in compliance with this requirement with an investment in FHLB capital stock of $168,400.00 as of December 31, 2023.

Consumer Protection

We are subject to a broad array of federal, state and local laws and regulations that govern almost every aspect of our business relationships with consumers. These laws relate to, among other things, the content and adequacy of disclosures, pricing and fees, fair lending, anti-discrimination, privacy, cybersecurity, usury, mortgages and housing finance, lending to service members, escheatment, debt collection, loan servicing, collateral secured lending, and unfair, deceptive or abusive acts or practices.

The CFPB is generally responsible for rulemaking with respect to certain federal laws related to the provision of financial products and services to consumers. In addition, the CFPB has examination and primary enforcement authority with respect to federal consumer financial protection laws with respect to banking organizations with assets of $10 billion or more. Newtek Bank has assets less than $10 billion; therefore, we are not currently subject to the examination and enforcement jurisdiction of the CFPB. However, many consumer protection rules adopted or amended by the CFPB do apply to us and are the subject of examination and enforcement with respect to us by the OCC.

If we fail to comply with these laws and regulations, we may be subject to significant penalties, judgments, other monetary or injunctive remedies, lawsuits (including putative class action lawsuits and actions by state and local attorneys general or other officials), customer rescission rights, supervisory or enforcement actions, and civil or criminal liability. See “Item 1A Risk Factors - Risks Related to Operating as a Financial Holding Company - The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.”

Anti-Money Laundering, Sanctions and Financial Crime

We are subject to a wide range of laws related to anti-money laundering, economic sanctions and prevention of financial crime, including the Bank Secrecy Act, the USA PATRIOT Act and economic sanctions programs. We are required to, among other things, maintain an effective anti-money laundering and counter-terrorist compliance program, identify and file suspicious activity and currency transaction reports, and block transactions with sanctioned persons or jurisdictions. Compliance with these laws requires significant investment of management attention and resources. These laws are enforced by a number of regulatory authorities, including the Federal Reserve, OCC, Office of Foreign Assets Control, the Financial Crimes Enforcement Network, the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. Failure to comply with these laws, or to meet our regulators’ supervisory expectations in connection with these laws, could subject us to supervisory or enforcement action, significant financial penalties, criminal liability and/or reputational harm.

Third-Party Relationship Risk Management

We utilize third-party service providers to perform a wide range of operations and other functions, which may present various risks. Our regulators will expect us to maintain an effective program for managing risk arising from third-party relationships, which should be commensurate with the level of risk and complexity of our business and our third-party relationships. If not managed effectively, the use of third-party service providers may expose us to risks that could result in regulatory action, financial loss, litigation and reputational harm. On June 6, 2023, the FDIC, the Federal Reserve and the OCC issued final guidance providing sound principles that support a risk-based approach to third-party risk management.

Privacy, Information Technology and Cybersecurity

We are subject to various laws related to the privacy of consumer information. For example, we and our subsidiaries are required under federal law periodically to disclose to their retail clients our policies and practices with respect to the sharing of nonpublic client information with their affiliates and others, and the confidentiality and security of that information. In some cases, Newtek Bank must obtain a consumer’s consent before sharing information with an unaffiliated third party, and Newtek Bank must allow a consumer to opt out of Newtek Bank’s sharing of information with its affiliates for marketing and certain other purposes. We are also subject to laws and regulatory requirements related to information technology and cybersecurity. For example, the FFIEC, which is a council comprised of the primary federal banking regulators, has issued guidance and supervisory expectations for banking organizations with respect to information technology and cybersecurity. In addition, the SEC recently enacted rules, effective as of December 18, 2023, requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on annual basis material information regarding their cybersecurity risk management, strategy and governance. Our regulators will regularly examine us for compliance with applicable laws, and adherence to industry best practices, with respect to these topics. For example, they will evaluate our security of user and customer credentials, business continuity planning, and the ability to identify and thwart cyber-attacks.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. For example, the California Privacy Rights Act of 2020 became fully operative on January 1, 2023. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which our clients are located.

Limitations on Transactions with Affiliates and Loans to Insiders

Banks are subject to restrictions on their ability to conduct transactions with affiliates and other related parties under federal banking laws. For example, federal banking laws impose quantitative limits, qualitative requirements, and collateral standards on certain extensions of credit and other transactions by an insured depository institution with, or for the benefit of, its affiliates. In addition, most types of transactions by an insured depository institution with, or for the benefit of, an affiliate must be on terms substantially the same or at least as favorable to the insured depository institution as if the transaction were conducted with an unaffiliated third party. Federal banking laws also impose restrictions and procedural requirements in connection with the extension of credit by an insured depository institution to directors, executive officers, principal stockholders (including the Company) and their related interests. In addition, purchases and sales of assets between an insured depository institution and its executive officers, directors, and principal stockholders may also be limited under such laws. The Sarbanes-Oxley Act generally prohibits loans by public companies to their executive officers and directors. However, there is a specific exception for loans by financial institutions, such as Newtek Bank, to its executive officers and directors that are made in compliance with federal banking laws.

Acquisition of a Significant Interest in the Company

Banking laws impose various regulatory requirements on parties that may seek to acquire a significant interest in the Company. For example, the Change in Bank Control Act of 1978 would generally require that any party file a formal notice with, and obtain non-objection of, the Federal Reserve prior to acquiring (directly or indirectly, whether alone or acting in concert with any other party) 10% or more of any class of voting securities of the Company. Further approval requirements and significant ongoing regulatory consequences would apply to any company that (directly or indirectly, whether alone or as part of an association with another company) seeks to acquire “control” of the Company or Newtek Bank for purposes of the BHCA. The determination whether a party “controls” a depository institution or its holding company for purposes of these laws is based on applicable regulations and all of the facts and circumstances surrounding the investment. See “Item 1A Risk Factors - Risks Related to Operating as a Financial Holding Company - Federal law may discourage certain acquisitions of our common stock which could have a material adverse effect on our shareholders.”

Effect on Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on borrowings and changes in reserve requirements with respect to deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits. The Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. Although we conduct stress tests to measure and prepare for the impact of potential changes in monetary policy, we cannot predict with certainty the nature of future monetary policies and the effect of such policies on our business and earnings.

NSBF’s Regulation as a Small Business Lending Company and the Transition of SBA 7(a) Lending to Newtek Bank

Our wholly-owned subsidiary, NSBF, is licensed by the SBA as an SBLC that originated loans through the SBA 7(a) Program. As a result of the Acquisition, all SBA 7(a) loan originations were transitioned to Newtek Bank in April 2023, and NSBF ceased the origination of SBA 7(a) loans, relinquished its PLP status and is winding-down its operations. During this wind down process, NSBF is required to continue to own the SBA 7(a) loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval), sale or transfer. NSBF is further required to continue to service and liquidate its SBA loan portfolio, including processing forgiveness and loan reviews for PPP Loans, pursuant to an SBA approved lender service provider agreement with SBL. During the wind down process, NSBF is required to maintain minimum capital requirements established by the SBA, required to maintain certain amounts of restricted cash available to meet any obligations to the SBA, and has restrictions on its ability to make dividends and distributions to its parent, and will remain liable to SBA for post-purchase denials and repairs, from the proceeds generated by NSBF’s SBA loan portfolio. The Company has guaranteed NSBF’s obligations to the SBA and has funded a $10 million account at Newtek Bank to secure these potential obligations. Any future post-purchase denials and repairs demands on NSBF could negatively impact our results of operations.

Newtek Bank has been granted PLP status. The SBA grants PLP status to certain lenders originating SBA 7(a) loans based on achievement of certain standards in lending which are regularly monitored by the SBA. As a Preferred Lender, Newtek Bank is authorized to place SBA guarantees on SBA 7(a) loans without seeking prior SBA review and approval. Designated PLP lenders are delegated the authority to process, close, service, and liquidate most SBA guaranteed loans without prior SBA review. PLP lenders are authorized to make SBA guaranteed loans, subject only to a brief eligibility review and assignment of a loan number by SBA. In addition, PLP lenders are expected to handle servicing and liquidation of all of their SBA loans with limited involvement of SBA. If Newtek Bank fails to maintain PLP status, it would have a material adverse impact on Newtek Bank’s ability to originate SBA 7(a) loans at NSBF’s historic levels. See “Item 1A. Risk Factors - Risks Related to SBA Lending - There can be no guarantee that Newtek Bank and NSBF will be able to maintain their SBA 7(a) lending licenses.”

Pursuant to the SBA’s regulations, the SBA is released from liability on its guaranty of an SBA 7(a) loan and may, in its sole discretion, refuse to honor a guaranty purchase request in full or in part, or recover all or part of the funds already paid in connection with a guaranty purchase, if the lender failed to comply materially with a SBA Loan Program Requirement; failed to make, close, service or liquidate the loan in a prudent manner; placed the SBA at risk through improper action or inaction; failed to disclose a material fact to the SBA in a timely manner; or misrepresented a material fact to the SBA regarding the loan. In certain instances, the SBA may refuse to honor a guaranty purchase request in full (referred to by the SBA as a “denial”) or in part (referred to by the SBA as a “repair”), or recover all or part of the funds already paid in connection with a guaranty purchase. In the event of a repair or denial, liability on the guaranty, in whole or in part, would be transferred to NSBF or

Newtek Bank as the originator of the loan, as the case may be. Even though NSBF has ceased originating new SBA 7(a) loans, it has retained and may be exposed to repair and denial liability to the SBA for SBA 7(a) loans in NSBF’s portfolio. The incurrence of repairs and denials while NSBF is no longer generating income from the sales of guaranteed portions of SBA 7(a) loans can have a material negative impact on our financial results and liquidity. In addition, changes in SBA regulations and economic factors may adversely impact NSBF’s or Newtek Bank’s repair and denial rates. See “Item 1A. Risk Factors - Risks Related to SBA Lending - NSBF and Newtek Bank, our wholly-owned subsidiaries, are subject to regulation by the SBA, which has specific risks.”

In connection with NSBF’s 2018 examination by the SBA, NSBF entered into a voluntary agreement with the SBA pursuant to NSBF’s commitment to operate under the SBA Loan Program Requirements. Consistent with the terms of the agreement, NSBF has established a segregated restricted cash account in the amount of $10 million to account for potential post-purchase repairs and denials of guaranteed portions of SBA 7(a) loans, and agreed to take certain actions to, among other things, demonstrate the sufficiency of NSBF’s liquidity.

On March 30, 2023, the CFPB finalized a rule under Section 1071 of the Dodd-Frank Act requiring lenders to collect and report data regarding small business lending activity.

We are evaluating the impact of this new rule. The rule was scheduled to take effect on August 29, 2023, and would have required compliance by October 1, 2024, April 1, 2025, or January 1, 2026, depending on the number of covered small business loans that a covered lender originates. On July 31, 2023, the U.S. District Court for the Southern District of Texas enjoined the CFPB from implementing and enforcing the rule with respect to American Bankers Association members, which includes the Company, pending the U.S. Supreme Court’s consideration of the constitutionality of the CFPB’s funding structure in a separate case.

Lending Activities

We engage in various business and lending strategies in order to achieve our overall business objectives. See “Item 1A. Risk Factors – Risks Relating to Our Business and Structure.”

Lending Opportunity Characteristics

We have and will continue to target loans that generate both current income and capital appreciation. In each case, the following criteria and guidelines are applied to the review of a potential lending opportunity; however, not all criteria are met in every single loan, nor do we guarantee that all criteria will be met in the loans we will make in the future. We have and will continue to limit our lending to the independent business owner/SMB market.

Experienced Management with Meaningful Investment. We seek to lend to businesses in which senior or key managers have significant company-or industry-level experience and have significant equity ownership. We have found that these more seasoned managers are more committed to the businesses’ success and more likely to manage the business in a manner that protects our investments.

Significant Invested Capital. We believe that the existence of an appropriate amount of equity in the businesses we lend to provides valuable support for our loans. In addition, the degree to which the particular loan is a meaningful one for the businesses’ owners (and their ability and willingness to invest additional equity capital as and to the extent necessary) are also important considerations.

Appropriate Capital Structures. We seek to lend to businesses that are appropriately capitalized. First, we examine the amount of equity that is being invested by the business’ equity owners to determine whether there is a sufficient capital cushion beneath our loans. We also analyze the amount of senior debt and collateral with lien priority over the loan. A key consideration is a strong balance sheet and sufficient historical or projected free cash flow to service any debt we may invest.

Strong Competitive Position. We seek to lend to businesses that have developed strong, defensible product or service offerings within their respective market segment(s). These businesses should be well positioned to capitalize on organic and strategic growth opportunities, and should compete in industries with strong fundamentals and meaningful barriers to entry. We further analyze prospective lending opportunities in order to identify competitive advantages within their industry, which may result in superior operating margins or industry-leading growth.

Customer and Supplier Diversification. We expect to lend to businesses with sufficiently diverse customer and supplier bases. We believe these businesses will be better able to endure industry consolidation, economic contraction and increased competition than those that are not sufficiently diversified. However, we also recognize that from time to time, an attractive lending opportunity with some concentration among its customer base or supply chain will present itself. We believe that concentration issues can be evaluated and, in some instances (whether due to supplier or customer product or platform diversification, the existence and quality of long-term agreements with such customers or suppliers or other select factors), mitigated, thus presenting a superior risk-weighted pricing scenario.

We target our loans made through our business finance ecosystem under the SBA 7(a) program, to produce generally, a coupon rate of prime plus 3.0% to 6.50% which enables us to generate rapid sales of the guaranteed portions of SBA 7(a) loans in the secondary market, which have historically produced gains and a yield on investment in excess of 30%.

Collateral and Sources of Repayment. We typically structure our loans with the maximum seniority and collateral along with personal guarantees from business owners, in many cases collateralized by other assets including real estate. In most cases, our loans will be collateralized by a first lien on the assets of the business and a first or second lien on assets of guarantors, in both cases primarily real estate. All SBA 7(a) loans are made with personal guarantees from any owner(s) of 20% or more of the business’ equity. As of December 31, 2023, substantially all of our SBA 7(a) loans at fair value consisted of loans that were secured by first or second priority liens on the assets of the business.

•First Lien Loans. Our first lien loans generally have terms of one to 25 years, provide for a variable interest rate, contain no prepayment penalties (however, the SBA will charge the borrower a prepayment fee if the loan has a maturity of 15 or more years and is prepaid during the first three years) and are secured by a first priority security interest in all existing and future assets of the borrower. Our first lien loans may take many forms, including revolving lines of credit, term loans.

•Second Lien Loans. Our second lien loans generally have terms of five to 25 years, also primarily provide for a variable interest rate, contain no prepayment penalties (however, the SBA will charge the borrower a prepayment fee if the loan has a maturity of 15 or more years and is prepaid during the first three years) and are secured by a second priority security interest in all existing and future assets of the borrower. We typically take second lien positions on additional collateral when first lien positions exist. All loans are secured by a lien on all available collateral of the business or any owner 20% or greater.

We typically structure our loans to include non-financial covenants that seek to minimize our risk of capital loss such as lien protection and prohibitions against change of control. Our loans are typically structured to have strong protections, including default penalties, information rights and, in some cases, affirmative, negative and financial covenants.

In addition to loans originated under the SBA 7(a) program. our Newtek Lending Platform includes the following loan products originated by Newtek Bank: SBA 504 loans, C&I loans (including ABL and owner occupied CRE and investor CRE). In addition, our alternative lending program loans (formerly referred to as non-conforming conventional loans) are originated by NewtekOne nonbank subsidiaries and joint ventures.

SBA 504 loans provide long-term fixed rate financing for major fixed assets such as real estate or equipment. The maximum loan amount for a SBA 504 loan is $5.5 million.

C&I Lending, CRE Lending and ABL. Newtek Bank provides C&I loans, which includes ABL and owner occupied CRE and investor CRE loans, to its commercial customers.

For more information, see “ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ”

Equity Investments to Expand or Enhance the NewtekOne Business and Financial Solutions Ecosystem

While the vast majority of our lending opportunities have been structured as loans, we have in the past and expect in the future to make selective equity investments primarily as either strategic investments to enhance the integrated operating platform or, to a lesser degree, under the Capco programs. Historically, for investments in our subsidiaries, we focused more on tailoring them to the long-term growth needs of the companies than to immediate return. Our objective with these companies was to foster the development of the businesses as a part of the integrated operational platform of serving the independent business owner market, so we may have sought to reduce the burden on these companies to enable them to grow faster than they would otherwise as another means of supporting their development and that of the integrated whole.

In Capco investments, we have made debt investments in conjunction with being granted equity in the company in the same class of security as the business owner receives upon funding. We have generally sought to structure our equity investments to provide us with minority rights provisions and event-driven put rights.

Loan Origination Process

The following discussion relates to the Company’s loan origination selection process in connection with SBA 7(a) lending. For more information, see “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The members of our Senior Lending Team and our executive officers are responsible for all aspects of our loan origination selection process. The discussion below describes our procedures. The stages of our selection process for loan originations are as follows:

Loan and Deal Generation/Origination

We believe that the combination of our brand, our portal, our patented NewTracker® technology, and our web presence as Your Business Solutions Company® have created an extensive loan and deal sourcing infrastructure. This is maximized through long-standing and extensive relationships with industry contacts, commercial and investment bankers, entrepreneurs, services providers (such as lawyers and accountants), as well as current and former clients and our extensive network of strategic alliance partners. We supplement our relationships by the selective use of advertising aimed primarily at lending to the SMB market. We believe we have developed a reputation as a knowledgeable and reliable source of capital, providing value-added advice, prompt processing, and management and operations support to our clients.

We market our business and financial solutions through referrals from our alliance partners such as Stifel Bank, Axiom Bank, Credit Union National Association, ENT Federal Credit Union, Legacy Bank, Morgan Stanley Smith Barney, Flagstar Bank, Raymond James, Randolph Brooks Federal Credit Union, UBS, Meineke Dealers Purchasing Cooperative, Regions Bank, Hartford Insurance, Bank United, US Century Bank, Anderson Capital Advisors, Transworld Business Advisors, Army Navy Federal Credit Union, Teachers Federal Credit Union, Spire Federal Credit Union, Aamco, 1800 Accountants, and True Value Company, among others using our patented NewTracker® referral system as well as direct referrals from our web presence, www.newtekone.com. The patent for our NewTracker® referral system is a software application patent covering the systems and methods for tracking, reporting and performing processing activities and transactions in association with referral data and related information for a variety of product and service offerings in a business-to-business environment providing further for security and transparency between referring parties. NewTracker® allows us and our alliance partners to review in real time the status of any referral as well as to provide real time compliance oversight by the respective alliance partner, which we believe creates confidence between the referred business client, the referring alliance partner and us.

Additional deal sourcing and referrals are obtained from individual professionals in geographic markets that have signed up to provide referrals and earn commissions through our BizExec and TechExec Programs. The BizExecs and TechExecs are traditionally information technology professionals, CPAs, independent insurance agents and sales and/or marketing professionals. In addition, electronic payment processing services are marketed through independent sales representatives and web technology and eCommerce services are marketed through internet-based marketing and third-party resellers. A common thread across all business lines of our subsidiaries and subsidiaries relates to acquiring customers at low cost. We seek to bundle our marketing efforts through our brand, our portal, NewTracker®, our web presence as Your Business Solutions Company® and one easy entry point of contact. We expect that this approach will allow us to continue to cross-sell the business and financial solutions of our subsidiaries and subsidiaries to our customers and customers of our subsidiaries, and to build upon our extensive deal sourcing infrastructure.

Screening

We screen all potential loan opportunities that we receive for suitability and consistency with our underwriting criteria. See “Lending Opportunity Characteristics,” above. In screening potential loan opportunities, our Senior Lending Team and our executive officers utilize a value-oriented lending philosophy and commit resources to managing downside exposure. If a potential lending opportunity meets our basic underwriting criteria, a business service specialist or other member of our team is assigned to perform preliminary due diligence.

SBA Lending Procedures

Newtek Bank originates (and prior to January 6, 2023, for 20 years NSBF originated) loans under the SBA 7(a) Program (authorized by section 7(a) of the Small Business Act, 15 U.S.C. 636(a)), in accordance with our credit and underwriting policy, which incorporates by reference the applicable regulations and the SBA Standard Operating Procedures, Lender and Development Company Loan Program (“SOP 50 10 and 50 57”) (collectively, “SBA Loan Program Requirements”) as they relate to the financing and servicing of such loans. Following the Acquisition, NBSF continues to service its current portfolio of SBA 7(a) loans via a lender servicer provider agreement with SBL, and new SBA 7(a) loan originations are being made by Newtek Bank. However, there can be no guarantee that Newtek Bank and NSBF will be able to maintain their SBA 7(a) lending licenses. See “Risk Factors - Risks Related to SBA Lending - There can be no guarantee that Newtek Bank and NSBF will be able to maintain their SBA 7(a) lending licenses.”

During the initial application process for a loan originated under the SBA 7(a) Program, a NewtekOne business service specialist assists and guides the applicant through the application process, beginning with the submission of an online form through our customized loan portal. The online loan processing system collects required information and ensures that all necessary forms are provided to the applicant and filled out. The system conducts automatic screenings that focus primarily on whether (i) the requested loan is for an eligible purpose, (ii) the requested loan is for an eligible amount and (iii) the applicant is an eligible borrower. If the applicant is eligible to fill out the entire application, the online system pre-qualifies the applicant based on preset credit parameters meeting the standards of the Company and the SBA.

Once the online form and the application materials are completed, our underwriting department (the “Underwriting Department”) becomes primarily responsible for reviewing and analyzing the application in order to accurately assess the level of risk that would be undertaken in making a loan. The Underwriting Department is responsible for assuring that all information necessary to prudently analyze the risk associated with a loan application has been obtained and considered. Credit files are developed and maintained with the documentation received during the application process in such a manner as to facilitate file review during subsequent developments during the life of the loan.

Required Information

For a loan originated under the SBA 7(a) Program, the primary application document to assess eligibility is SBA Form 1919 (Borrower Information Form) (“Form 1919”). Among other things, Form 1919 requires identifying information about the applicant, loan request, indebtedness, principals, beneficial owners, current and/or previous government financing, and certain other certifications used to determine the applicant’s eligibility. For loans submitted using a Lender’s delegated authority, the Lender may now accept the eligibility information provided by the applicant as true when submitting a loan to SBA for validation using the newly implemented Risk Mitigation Framework.

In addition to Form 1919, the following additional information is required in order for our Underwriting Department to have the necessary information to make a decision on the loan application::

•an SBA Form 413 (Personal Financial Statement), signed and dated with 120 days of submission to the SBA, for all owners of 20% or more (including the assets of the owner’s spouse and any minor children), and proposed guarantors;

•tax transcripts in accordance with SBA Loan Program Requirements and either business financial statements or tax returns for the prior three years for the applicant and any affiliates, dated within 120 days prior to submission to SBA. Financials should consist of (a) year-end balance sheets for the last three years, including detailed debt schedule, (b) year-end profit & loss (P&L) statements for the last three years, (c) reconciliation of net worth, (d) interim balance sheet, including a detailed debt schedule, and (e) interim P&L statements;

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

•a copy of the applicant’s business lease, or note from the applicant’s landlord, giving terms of proposed lease; and

•if purchasing an existing business, (a) current balance sheet and P&L statement of business to be purchased, (b) previous two years’ U.S. federal income tax returns of the business, (c) proposed Bill of Sale including Terms of Sale, and (d) asking price with schedule of inventory, machinery and equipment, furniture and fixtures.

We view current financial information as the foundation of sound credit analysis. To that end, verification of all business income tax returns with the Internal Revenue Service is required, and after the loan closes, we request financial statements be submitted on an annual basis. For business entities or business guarantors, we request U.S. federal income tax returns for each fiscal year-end to meet the prior three-year submission requirement. For interim periods, management-prepared financial statements are accepted. The most recent financial information may not be more than 120 days old at the time of submission to the SBA for approval of the loan, but we generally request that the most recent financial information not be older than 90 days in order to provide time for underwriting and submission to SBA for guaranty approval, if required. For individuals or personal guarantors, we require a personal financial statement dated within 120 days of the application (sixty days is preferred) and personal income tax returns for the prior three years. In connection with each yearly update of business financial information, the personal financial information of each principal must also be updated. Spouses are required to sign all personal financial statements in order for the Underwriting Department to verify compliance with the SBA’s personal resource test. In addition, the Underwriting Department will ensure that there has been no adverse impact on the financial condition of the applicant or its principals since the approval of the loan. If closing does not occur within ninety days of the date on which the loan is approved, updated business and personal financial statements must be obtained and any adverse change must be addressed before the proceeds of the loan may be disbursed. If closing does not occur within six months of the date on which the loan is approved, the applicant is generally required to reapply for the loan.

Stress Test

The standard underwriting process requires a stress test on the applicant’s interest rate to gauge the amount of increase that the applicant’s cash flow can withstand and still provide sufficient cash to service the debt. The applicant’s cash flow is tested up to a 2% increase in interest rate. If the applicant’s debt service coverage ratio decreases to 1:1 or less than 1:1, the loan may only be made as an exception to our Underwriting Guidelines and would require the approval of our credit committee.

Required Site Visit

No loan will be funded without an authorized representative of Newtek Bank first making a site visit to the business premises. We generally use a contracted vendor to make the required site visit but may from time to time send our own employees to perform this function. Each site visit will generate a narrative of the business property as well as photographs of the business property. Additional site visits will be made when a physical on-site inspection is warranted.

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

Cash Flow: We recognize that cash flow is the primary and desired source of repayment on any loan, and therefore is the primary focus of the credit decision. Any transaction in which the repayment is not reasonably assured through cash flow will be declined, regardless of other possible credit strengths. At a minimum, combined EBITDA will be used to evaluate repayment ability. Other financial analysis techniques will be employed as needed to establish the reasonableness of repayment. Where repayment is based on past experience, the applicant must demonstrate minimum combined cash flow coverage of 1.15 times based upon the most recent fiscal year-end financial statement. A determination of the ability to repay will not be based solely upon interim operating results. Where repayment ability is not evident from historical combined earnings (including new businesses and changes of ownership), projections will be analyzed to determine whether repayment ability is reasonably assured. For changes in ownership, monthly cash flow forecasts will be analyzed to determine adequacy to meet all of the borrower’s needs.

For business acquisition applications, the applicant will be required to submit projections and support such projections by detailed assumptions made for all major revenue and expense categories and an explanation of how the projections will be met. Analysis must include comparisons with relevant Risk Management Association (“RMA”) industry averages. EBITDA must be reasonably forecast to exceed debt service requirements by at least 1.15 times, after accounting for the initial phase of operations. For change of ownership applications, projections will also be measured against the actual historical financial results of the seller of the business concern. Projections must demonstrate repayment ability of not less than 1.15 times.

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

In determining the legitimacy of the business value, the loan underwriter reviews a third-party valuation prepared by a Company approved valuation firm. If the business value is found to be acceptable, and the equity injection into the project is within our requirements as outlined herein, then the capital position will be considered satisfactory.

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

Change of Ownership: The minimum equity injection required in a change of ownership transaction is 10%.

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

Newtek Bank’s policy regarding the use of real estate appraisals and environmental reports is intended to provide for a secure, orderly and independent process for the ordering, receipt and approval of independent valuation and environmental reports. Commercial real estate appraisals are required on all primary collateral prior to the loan closing. In general, appraisals will be required as follows:

•For loans greater than $500,000 secured by commercial real property; or

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

An environmental investigation is performed of all commercial properties upon which a security interest such as a mortgage, deed of trust, or leasehold deed of trust is offered as security for a loan or debenture when SBA loan proceeds are used to acquire, refinance, or improve the real estate.

The type and depth of an environmental investigation to be performed varies with the risks of Contamination.

In general, environmental reports are required as follows:

•If there is a NAICS code match to an environmentally sensitive industry identified in the applicable Appendix of SBA SOP 50 10, the environmental investigation must begin with a Phase I, regardless of the amount of the loan. If the NAICS code begins with 457 (gas stations with or without convenience stores), the environmental investigation must begin with a Phase I and the SBA lender must also refer to and, if applicable, comply with “Environmental Investigation Requirements for Gas Station Loans” in the applicable Appendix of SBA SOP 50 10;

•If there is not a NAICS code match to an environmentally sensitive industry, or if the property is a unit in a multi-unit building, the SBA lender must proceed as follows:
◦If the loan amount is up to and including $250,000, the environmental investigation may begin with an environmental questionnaire.
◦If the loan amount is more than $250,000, the environmental investigation must, at a minimum, begin with an environmental questionnaire and records search with risk assessment.

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

Other than rejections for ineligibility of the applicant, the type of business or the loan purpose, we may decline a loan application for the following reasons:

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

If a loan application is accepted, we enter the terms and conditions of the proposed SBA 7(a) loan into SBA’s ETRAN portal for review and approval. SBA will take on the responsibility for verification of the applicant eligibility requirements using SBA’s Risk Mitigation Framework, which uses processes in place across the financial services industry. SBA’s Risk Mitigation Framework will conduct compliance checks and should an error code be returned, we must clear the code in order to proceed. Once the code is cleared and SBA has issued an SBA loan number, we may continue processing the loan.

The closing of a loan is handled by SBL’s closing and legal department, consisting of loan closer, in-house attorneys and paralegals, whose primary responsibility is to close the loan in accordance with prudent lending standards and in compliance with SBA requirements thereby seeking to preserve SBA’s guaranty of repayment. Before loan proceeds are disbursed, the closing staff will review all required documentation (including but not limited to entity documentation, proof of insurance and licensing, environmental reports and appraisals), and will verify the applicant’s required capital injection, ensure that loan proceeds are being used as authorized and obtain required lien positions.

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

Sales of Guaranteed Portions of SBA 7(a) Loans in the Secondary Market

We have a dedicated capital markets team that sells the guaranteed portions of Newtek Bank’s SBA 7(a) loans shortly after origination and Newtek Bank retains the unguaranteed portions, Historically, NSBF sold SBA guaranteed portions of SBA 7(a) loans at premiums ranging from 106% to 123% of par value. Any portion of the premium that is above 110% of par value is shared equally with the SBA. However, there is no guarantee that Newtek Bank will be able to continue to earn premiums of 106% to 123% on future sales of the guaranteed portions of SBA 7(a) loans or will be able to maintain PLP status. See “Item 1A. Risk Factors - Risks Related to SBA Lending - We have specific risks associated with SBA loans.”

Competition

We compete for SBA 7(a) and other SMB loans with other financial institutions and various nonbank lenders, as well as other sources of funding. Additionally, competition for investment opportunities has emerged among alternative investment vehicles, such as collateralized loan obligations, some of which are sponsored by other alternative asset investors, as these entities have begun to focus on making investments in SMBs. As a result of these new entrants, competition for our lending opportunities may intensify. Many of these entities have greater financial and managerial resources than we do, but we believe that they invariably lack the ability to process loans as quickly as we can and do not have the depth of our customer service capabilities. We believe we will be able to compete with these entities primarily on the basis of our financial technology infrastructure, our experience and reputation, our deep industry knowledge and ability to provide customized business and financial solutions, our willingness to make smaller loans than specialty finance companies, the breadth of our contacts, our responsive and efficient underwriting analysis and decision-making processes, and the lending terms we offer.

We and our subsidiaries compete in a large number of markets for the sale of financial and business solutions to independent business owners. We compete not only against suppliers in its particular state or region of the country but also against suppliers operating on a national or even a multi-national scale. None of the markets in which we compete are dominated by a small number of companies that could materially alter the terms of the competition.

Our electronic payment processing subsidiaries compete with entities including Fiserv, Global Payments, Worldpay, Elavon, First National Bank of Omaha and Paymentech, L.P. Our managed technology solutions subsidiaries competes with 1&1, Hosting.com, Discount ASP, Maxum ASP, GoDaddy®, Yahoo!®, BlueHost®, iPowerWeb®, Amazon Web Services®, Microsoft® Azure, Google®, and RackSpace among others.

Our business finance ecosystem competes with regional and national banks and non-bank lenders. Other companies, including Intuit®, are bundling electronic payment processing, web hosting and payroll services similar to ours in offerings that compete in the same SMB market. In addition, Newtek Bank competes with national banks, regional banks and digital banks to acquire and retain deposits. During 2023, the growing competition for deposits in general saw U.S. banks raising rates offered on deposits, which tended to increase weighted average deposit rates. To the extent that competition for deposits remains elevated relative to historical norms or increases from levels observed in 2023, we believe that our deposit costs could increase. Deposit costs are based on multiple factors that impact businesses and consumers and can diverge from observed market indices (e.g. Prime or SOFR). To the extent deposit costs increase without a corresponding increase in the Prime rate, our profitability and net interest margins can be negatively impacted.

In many cases, we believe that our competitors are not as able as we are to take advantage of changes in business practices due to technological developments and, for those with a larger size, are unable to offer the personalized service that many independent business owners and operators desire.

While we compete with many different providers in our various businesses, we have been unable to identify any direct and comprehensive competitors that deliver the same broad suite of services focused on the needs of the independent business owner market with the same marketing strategy as we do. We believe that some of the competitive advantages of our platform include:

•compatible products such as our e-commerce offerings that we are able to bundle to increase sales, reduce costs and reduce risks for our customers and enable us to sell two, three, or four products at the same time;

•our patented NewTracker® referral system, which allows us to process new business utilizing a web-based, centralized processing point and provides back end scalability, and allows our alliance partners to offer a centralized access point for their independent business owner clients as part of their larger strategic approach to marketing, thus demonstrating their focus on providing a suite of services to this market in addition to their core service;

•our focus on developing and marketing business solutions and financial products and services aimed at the independent business owner market;

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

•a telephonic interview process, as opposed to requiring handwritten or data-typing processes, which allows us to offer high levels of customer service and satisfaction, particularly for independent business owner who do not get this service from our competitors.

Human Capital including Senior Lending Team and Executive Officers

The long-term success of our Company depends on our people. Our team comprises experienced lending professionals, executive officers and treasury, finance, risk management, administrative support, IT and human resources professionals.

The key members of our senior lending team (“Senior Lending Team”), many of whom have worked together for more than ten years, each have over 25 years of experience in finance-related fields. These investment professionals have worked together to screen opportunities, underwrite new loans and manage a portfolio of loans made to independent business owner through two recessions, a credit crunch, the dot-com boom and bust and a historic, leverage-fueled asset valuation bubble and the COVID-19 pandemic. Each member brings a complementary component to a team well-rounded in lending, finance, accounting, operations, strategy, business law and executive management.

Our executive officers also oversees our subsidiaries and, to the extent that we may make additional equity investments in the future, the executive officers will also have primary responsibility for the identification, screening, review and completion of such investments. We do not expect to focus our resources on investing in additional stand-alone equity investments, but may elect to do so from time to time on an opportunistic basis, if such opportunities arise. Our CEO and Chief Lending Officer, Messrs. Sloane and Downs, have been involved together in the structuring and management of loans and equity investments for the past 20 years.

The retention of our Senior Lending Team and executive officers is material to the management of our business. The departure of key management personnel could adversely affect our business. As such, we believe that we offer a competitive compensation and benefits structure that we believe is attractive to our current and prospective professionals. As we hire and develop individuals, we take succession planning into account and have succession plans in place for each of our senior leaders.

As of December 31, 2023, our workforce consisted of 528 professionals. We strive to continue to create a welcoming and inclusive work environment for our employees. We are committed to recruiting, motivating and developing a diversity of talent and to creating an inclusive community where all individuals are welcomed, valued, respected, and heard. In order to support a culture of learning, we provide many training opportunities for our employees to continue to build their skills and increase their effectiveness as members of a team, including offering a variety of external and internal classes and training sessions as well as hands-on learning and one-on-one mentorship. We continue to encourage dialogue between managers and employees.

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

We aim to provide a safe environment at work. During the COVID-19 pandemic, the safety of our employees, clients, customers, and vendors was at the forefront of our decisions regarding a remote work policy. As a result, we made our offices accessible to those who preferred to work in the office and also supported a remote work environment. We have continued to support remote work as an option. In addition to protecting the physical safety of our employees, we seek to promote a safe environment that is free of harassment or bullying. We do not tolerate discrimination and harassment of any kind including but not limited to sexual, gender identity, race, religion, ethnicity, age, or disability, among others. We emphasize employee engagement by encouraging ongoing dialogue with managers, colleagues and leaders. Communications are frequent and help us understand our employees’ diverse needs. We monitor our attrition and analyze reasons for leaving the Company. We value employee feedback and make adjustments to employees’ needs and concerns as they are raised.
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

Code of Ethics

We have adopted a code of ethics pursuant to Section 5610 of the Nasdaq Corporate Governance Requirements that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us. The code of ethics is published and available on the Company’s website at https://investor.newtekbusinessservices.com/corporate-governance, is attached as an exhibit and is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the consolidated financial statements contained in our periodic reports;

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

Other

We will be periodically examined by the SEC for compliance with the Exchange Act.
Nasdaq Global Market Requirements

We have adopted certain policies and procedures intended to comply with the Nasdaq Global Market’s corporate governance rules. We will continue to monitor our compliance with all future listing standards that are approved by the SEC and will take actions necessary to ensure that we are in compliance therewith.

SBA Regulation of SBA 7(a) Lenders

Our wholly-owned subsidiary, NSBF, is licensed by the SBA as an SBLC that originated loans through the SBA 7(a) Program. NSBF is currently winding down its operations and is no longer originating new SBA 7(a) loans, but remains subject to SBA regulation during its wind-down process. (See Wind-down Agreement below.) Newtek Bank is licensed to make loans under the SBA 7(a) Program.

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

The SBA grants PLP status to certain lenders originating SBA 7(a) loans based on achievement of certain standards in lending which are regularly monitored by the SBA. Newtek Bank has been granted national PLP status and originates, sells and services SBA 7(a) loans. As a Preferred Lender, Newtek Bank is authorized to place SBA guarantees on SBA 7(a) loans without seeking prior SBA review and approval. Designated PLP lenders are delegated the authority to process, close, service, and liquidate most SBA guaranteed loans without prior SBA review. PLP lenders are authorized to make SBA guaranteed loans, subject only to a brief eligibility review and assignment of a loan number by SBA. In addition, they are expected to handle servicing and liquidation of all of their SBA loans with limited involvement of SBA. If Newtek Bank were to lose PLP status, it would have a material adverse impact on its ability to originate loans at current levels. See “Item 1A. Risk Factors - Risks Related to SBA Lending - There can be no guarantee that Newtek Bank and NSBF will be able to maintain their SBA 7(a) lending licenses.”

Pursuant to the SBA’s regulations, the SBA is released from liability on its guaranty of a 7(a) loan and may, in its sole discretion, refuse to honor a guaranty purchase request in full or in part, or recover all or part of the funds already paid in connection with a guaranty purchase, if the lender failed to comply materially with an SBA Loan Program Requirement; failed to make, close, service or liquidate the loan in a prudent manner; placed the SBA at risk through improper action or inaction; failed to disclose a material fact to the SBA in a timely manner; or misrepresented a material fact to the SBA regarding the loan. In certain instances, the SBA may refuse to honor a guaranty purchase request in full (referred to by the SBA as a “denial”) or in part (referred to by the SBA as a “repair”), or recover all or part of the funds already paid in connection with a guaranty purchase. In the event of a repair or denial, liability on the guaranty, in whole or part, would be transferred to NSBF or Newtek Bank. In addition, the growth in the number of loans made by Newtek Bank, changes in SBA regulations and economic factors may adversely impact our current repair and denial rates. See “Item 1A. Risk Factors - Risks Related to SBA Lending - We have specific risks associated with SBA loans.”

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

Taxation as a Financial Holding Company
As a BDC, prior to our conversion on January 6, 2023 to a financial holding company, for any taxable year in which we qualified as a RIC and satisfied the Annual Distribution Requirement, we generally were not be subject to U.S. federal income tax on the portion of our income we distributed to our stockholders. In order to comply with these requirements, we maintained a dividend policy of making quarterly distributions in an amount that approximated 90 - 100% of the Company's annual taxable income.

For 2023, the Company and its subsidiaries will no longer qualify as a RIC and will file a consolidated U.S. federal income tax return. Financial holding companies are subject to federal and state income taxes in essentially the same manner as other corporations. Taxable income is generally calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the “Code”), including Sections 581 through 597 that apply specifically to financial institutions. Some modifications are required by state law and the 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). Among other things, the Tax Act (i) established a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allowed the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limited the deduction for net interest expense incurred by U.S. corporations, (iv) allowed businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminated or reduced certain deductions related to meals and entertainment expenses, (vi) modified the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarified the definition of a covered employee and (vii) limited the deductibility of deposit insurance premiums. There can be no assurance as to the actual effective income tax rates impacting the amounts and timing of cash flows and the amounts of income tax expense recorded by the Company, because such rates will be dependent upon the nature and amount of future income and expenses as well as actual investments generating investment tax credits and transactions with discrete tax effects.

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

Risks Related to Operation as a Financial Holding Company

•We operate in a highly regulated environment and are subject to extensive regulation and supervision as a financial holding company, and if we are found to be in violation of any of the federal, state or local laws or regulations applicable to us, our business could suffer.
•Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•We are no longer subject to regulation under the 1940 Act.
•Loss of pass-through tax treatment substantially reduces net assets and income available for dividends.

Risks Related to the Economy

•Global economic, political, social and market conditions, including uncertainty about the financial stability of the United States could have a significant adverse effect on our business, operating results and financial condition.
•Inflation may adversely affect our business, operating results and financial condition.
•Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.
•If we cannot obtain additional capital because of either regulatory or market price constraints, we could be forced to curtail or cease our new lending activities and the value of our loan portfolio value could decrease and our level liquidity and distributions could be affected adversely.

Risks Related to Our Business and Structure

•We are dependent upon our Senior Lending Team and our executive officers for our future success, and if we are unable to hire and retain qualified personnel or if we lose any member of our Senior Lending Team or our executive officers our ability to achieve our business could be significantly harmed.
•We could be adversely affected by the soundness of other financial institutions.
•We operate in a highly competitive market for clients, which could reduce returns and result in losses.
•If we are unable to acquire and process clients effectively, we may be unable to achieve our investment objective.
•Our business may be adversely affected if our risk management framework does not effectively identify, assess and mitigate risk.
•An inability to maintain adequate liquidity could jeopardize our business and financial condition.
•Our acquisitions and other strategic transactions, including the Acquisition, may not yield the intended benefits.
•If we and our subsidiaries are unable to protect our intellectual property rights, our business and prospects could be harmed.
•The development and use of Artificial Intelligence (“AI”) present risks and challenges that may adversely impact our business.

Risks Related to U.S. Federal Income Tax

•We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Risks Related to Our Securities

•Our common stock price may be volatile and may decrease substantially.

RISKS RELATED TO OPERATING AS A FINANCIAL HOLDING COMPANY

We have a limited operating history as a financial holding company.

Although we and our predecessor have operated since 1999, we converted to a financial holding company effective January 6, 2023. Accordingly, we have a limited operating history upon which to evaluate our business and future prospects as a financial holding company. Our lending prospects may significantly differ from our investment prospects as a BDC, and it is difficult to predict future operating results and to assess the likelihood of the success of our business as a financial holding company. As a new financial holding company, we may be subject to risks and levels of risk that are often greater than those encountered by financial institutions with longer established operations and relationships. We may also require significant capital from sources other than operations.

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds, and the banking system as a whole, not for the protection of security holders. We are subject to regulation and supervision by the FDIC, OCC and Federal Reserve. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts, and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept, maintenance of adequate capital and liquidity, changes in the control of Newtek Bank, N.A. and us, restrictions on dividends, and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities or acquisitions, and there is the risk that such approvals may not be obtained, either in a timely manner or at all. Our regulators also have the ability to compel us to take, or restrict us from taking, certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties, or damage to our reputation, all of which could have a material adverse effect on our business, financial condition or results of operations.

Federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, are continually undergoing substantial review and change. Financial institutions generally have also been subject to increased scrutiny from regulatory authorities. These changes and increased scrutiny have resulted and may continue to result in increased costs of doing business and may in the future result in decreased revenues and net income, reduce our ability to effectively compete to attract and retain customers, or make it less attractive for us to continue providing certain products and services. Any future changes in federal and state law and regulations, as well as the interpretations and implementations, or modifications or repeals, of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

Our inability to remain in compliance with regulatory requirements could have a material adverse effect on our operations in that market and on our reputation generally. No assurance can be given that applicable laws or regulations will not be amended or construed differently or that new laws and regulations will not be adopted, either of which could materially adversely affect our business, financial condition or results of operations.
The USA PATRIOT Act of 2001 and the Bank Secrecy Act, or the BSA, require financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with FinCEN. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers and beneficial owners of certain legal entity customers seeking to open new financial accounts. Federal and state bank regulators also have focused on compliance with Bank Secrecy Act and anti-money laundering regulations. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or expanding activities. During the last several years, several banking institutions have received large fines for non-compliance with these laws and regulations. Although we have policies and procedures designed to assist in compliance with the BSA and other anti-money laundering laws and regulations, there can be no assurance that such policies or procedures will work effectively all of the time or protect us against liability for actions taken by our employees, agents, and intermediaries with respect to our business or any businesses that we may acquire. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

Any changes in the Presidential Administration or control of Congress also increases the likelihood of further changes to laws, regulations and supervisory practices affecting financial institutions, which could include more stringent requirements and greater scrutiny from regulatory authorities.

Changes in laws, regulations, or policies may adversely affect our business.

We are unable to predict all of the ways in which any change in the regulatory environment could impact our anticipated business models or objectives. The laws and regulations governing lending, servicing, and debt collection activities or the regulatory or enforcement environment at the federal level or in any of the states in which we anticipate operating may change at any time which may have an adverse effect on our current or anticipated business.

For example, the federal banking agencies issued a final rule in October 2023 that largely begins to apply in January 2026 and may make it more challenging and/or costly for insured depository institutions to achieve an Outstanding or Satisfactory CRA rating. If Newtek Bank is unable to maintain at least a “Satisfactory” CRA rating, its ability to complete the acquisition of another financial institution or open a new branch will be adversely impacted. Newtek Bank received a rating of “Satisfactory” in its most recent CRA performance evaluation. We are unable to predict how future legislative proposals or programs will be administered or implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our anticipated business operations.

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

We are subject to extensive regulation and supervision as a financial holding company, which may adversely affect our business.

Upon becoming a financial holding company, we became subject to a wide range of statutory and regulatory restrictions and requirements that will affect many aspects of our business, including our lending practices, capital structure, investment practices, dividend policy and growth. We may be required to restructure, terminate or divest certain of our businesses to comply with applicable requirements, which may impose additional costs and adversely affect our business, results of operations or financial condition. Failure to comply with laws, regulations, policies or other regulatory guidance could result in civil or criminal sanctions by regulatory agencies, civil monetary penalties and damage to our reputation. In addition, we will be required to serve as a “source of strength” to Newtek Bank.

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

We may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.

Political and public sentiment regarding financial institutions has in the past resulted and may in the future result in a significant amount of adverse press coverage, as well as adverse statements or charges by regulators or other government officials. Press coverage and other public statements that assert some form of wrongdoing (including, in some cases, press coverage and public statements that do not directly involve us) often result in some type of investigation by regulators, legislators and law enforcement officials or in lawsuits. Adverse publicity, governmental scrutiny and legal and enforcement proceedings can also have a negative impact on our reputation and on the morale and performance of our employees, which could adversely affect our business and results of operations.

The financial services industry generally has been subject to negative publicity. Our reputation and business may be adversely affected by negative publicity or information regarding our business and personnel, whether or not accurate or true, that may be posted on social media or other internet forums or published by news organizations. Postings on these types of forums may also adversely impact risk positions of our clients and other parties that owe us money, securities or other assets and increase the chance that they will not perform their obligations to us or reduce the revenues we receive from their use of our services. The speed and pervasiveness with which information can be disseminated through these channels, in particular social media, may magnify risks relating to negative publicity.

The rapid dissemination of negative information through social media, in part, is believed to have led to the collapse of Silicon Valley Bank, Signature Bank and First Republic Bank. These banks suffered a level of deposit withdrawals within a time period not previously experienced by a financial institution. We could also be subject to rapid deposit withdrawals or other outflows as a result of negative social media posts or other negative publicity.

Failure to comply with applicable laws, regulations or commitments, or to satisfy our regulators’ supervisory expectations, could subject us to, among other things, supervisory or enforcement action, which could adversely affect our business, financial condition and results of operations.

If we do not comply with applicable laws, regulations or commitments, if we are deemed to have engaged in unsafe or unsound conduct, or if we do not satisfy our regulators’ supervisory expectations, then we may be subject to increased scrutiny, supervisory criticism, governmental or private litigation and/or a wide range of potential monetary penalties or consequences, enforcement actions, criminal liability and/or reputational harm. Such actions could be public or of a confidential nature, and arise even if we are acting in good faith or operating under a reasonable interpretation of the law and could include, for example, monetary penalties, payment of damages or other monetary relief, restitution or disgorgement of profits, directives to take remedial action or to cease or modify practices, restrictions on growth or expansionary proposals, denial or refusal to accept applications, removal of officers or directors, prohibition on dividends or capital distributions, increases in capital or liquidity requirements and/or termination of Newtek Bank’s deposit insurance. Additionally, compliance with applicable laws, regulations and commitments requires significant investment of management attention and resources. Any failure to comply with applicable laws, regulations or commitments could have an adverse effect on our business, financial condition and results of operations.

Federal law may discourage certain acquisitions of our common stock which could have a material adverse effect on our shareholders.

Federal law may make it more difficult for someone to acquire our common stock in certain circumstances. Under federal law and subject to certain exemptions, a person, entity or group must notify the federal banking agencies before acquiring control of a bank holding company. An acquisition of 10% or more of any class of voting stock of a bank holding company generally creates a rebuttable presumption that the acquirer will “control” the bank holding company. In addition, a bank holding company must obtain the prior approval of the Board of Governors of the Federal Reserve System before, among other things, acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any bank or bank holding company. These provisions could delay or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the market price of our common stock.

We are no longer subject to regulation under the 1940 Act.

As of January 6, 2023, we are no longer regulated as a BDC and are no longer be subject to the regulatory provisions of the 1940 Act, which is designed to protect the interests of investors in investment companies, including certain laws and regulations related to insurance, custody, capital structure, composition of the Board, affiliated transactions, leverage limitations, and compensation arrangements. We do, however, continue to be subject to certain 1940 Act provisions related to asset coverage in relation to the 2024 and 2026 Notes. See “Item 1A. Risk Factors - Risks Related to Our Notes - We are subject to 150% asset coverage requirements due to covenants contained in the indentures under which the 2024 and 2026 Notes were issued.”

The withdrawal of the Company’s election to be regulated as a BDC has resulted in a significant change in our accounting and financial reporting requirements.

Due to the Company’s withdrawal of its election to be regulated as a BDC on January 6, 2023, the Company is no longer subject to FASB Accounting Standards Codification Topic 946, Financial Services – Investment Companies, which has resulted in a significant change in our accounting and financial reporting requirements. As a BDC, we were precluded from consolidating any entity other than another investment company that acted as an extension of our investment operations and facilitated the execution of our investment strategy or an investment in a controlled operating company that provided substantially all of its services to us. Beginning with the first quarter of 2023, we were required to consolidate the financial statements of certain of our controlled or majority-owned investments (now consolidated subsidiaries), which is a significant change in our accounting and financial reporting requirements. Our management has been and continues to be required to expend significant efforts in order to implement this change in accounting and financial reporting requirements, which could adversely affect the time and attention devoted to other aspects of our business and operations.

These significant changes in our accounting and financial reporting requirements resulted in failures by the Company to adequately and timely identify financial reporting risks and the associated identification of key controls in connection therewith. As a result,we have identified material weaknesses in our internal controls that impacted the overall effectiveness of our internal controls over financial reporting. We have taken actions to enhance our internal controls over financial reporting relating to the material weaknesses identified as of the date of this Annual Report, and are still in the process of implementing a comprehensive remediation plan. See “Item 9A. Controls and Procedures” and “Item 1A. Risk Factors - Risks Related to Our Business and Structure - We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our company and, as a result, the value of our common stock.”

Our shareholders no longer have the protections of the 1940 Act, as the Company withdrew election to be regulated as a BDC.

Because the Company ceased to operate as a BDC, our shareholders no longer have the following protections of the 1940 Act:

•we are no longer subject to provisions of the 1940 Act prohibiting us from protecting any director or officer against any liability to the Company or our shareholders arising from willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of that person’s office;
•we are no longer required to provide and maintain an investment company blanket bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement;
•while the majority of our directors are still required to be “independent” under applicable NASDAQ regulations, we are no longer required to ensure that a majority of our directors are persons who are not “interested persons,” as defined in the 1940 Act, and certain persons who were prevented from serving on our Board when we were a BDC are now able to serve on our Board;
•we are no longer subject to provisions of the 1940 Act regulating transactions between BDCs and certain affiliates;
•we are no longer subject to provisions of the 1940 Act restricting our ability to issue shares below net asset value or in exchange for services or to issue warrants and options;
•we are no longer required to disclose the Company’s net asset value per share in our financial statements;
•we are no longer subject to provisions of the 1940 Act restricting our ability to change the nature of our business or fundamental investment policies without having to obtain the approval of our shareholders;
•we are no longer subject to the provisions of the 1940 Act limiting our ability to grant stock based compensation to officers, directors and employees or to provide a profit sharing program for them; and
•we are no longer subject to the other protective provisions set out in the 1940 Act and the rules and regulations promulgated under the 1940 Act.

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

Certain of our subsidiaries rely on Rule 3a-7 to exclude their securitization activities from the definition of an “investment company” under the 1940 Act. Additionally, the Company has determined that, after withdrawing its election to be treated as a business development company, it is not an “investment company” because it neither holds more than 40% of its assets in “investment securities,” nor is it primarily engaged in, or holding itself out as being primarily engaged in, the business of investing, reinvesting or trading in securities. As a part of its determination, the Company has determined that certain of the loans held by its subsidiaries are neither securities nor “investment securities” under the 1940 Act. However, the staff of the SEC may disagree with our conclusions that (i) loans held by us and our subsidiaries are not securities as defined in the Act and that (ii) the Company did not meet the definition of an investment company under section 3 of the 1940 Act subsequent to our withdrawal of the election to be regulated as a BDC. If the SEC or a court determines that one or more of our subsidiaries’ activities cause us to fall within the definition of an “investment company,” and if no exemption is available, we could be required to register under the 1940 Act. Compliance with the 1940 Act, as a registered investment company, would require us to significantly alter our business and could impair our ability to operate as financial holding company, with potential adverse impacts on our business, and, thus, our shareholders.

The loss of pass-through tax treatment may substantially reduce net assets and income available for dividends and debt repayments.

Prior to January 6, 2023, we operated so as to qualify as a RIC, which generally allowed us to qualify for effective pass-through tax treatment. Upon withdrawing our election to be regulated as a BDC, we have ceased to qualify for such pass-through tax treatment, and we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which we expect will substantially reduce the amount of income available for distribution to our shareholders and to repay our borrowings. The Company will no longer qualify as a RIC beginning with the 2023 taxable year. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Summary” and “Risk Factors - Risks Related to Converting to a Financial Holding Company” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.
RISKS RELATED TO THE ECONOMY

Global economic, political, social and market conditions, including uncertainty about the financial stability of the United States could have a significant adverse effect on our business, operating results and financial condition.

The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as natural disasters, epidemics and pandemics) may create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

In addition, the war between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the war between Russia and Ukraine, the United States have imposed sanctions or other restrictive actions against Russia. The ongoing war and the measures in response could have a negative impact on the economy and business activity globally and could have a material adverse effect on our business, financial condition, cash flows and results of operations. The severity and duration of the war and its impact on global economic and market conditions are impossible to predict. In addition, sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our clients rely.

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

Any public health emergency, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments, our subsidiaries and our clients.

The extent of the impact of any public health emergency, such as the COVID-19 pandemic, on our operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our personnel. This could create widespread business continuity issues for us.

A number of factors related to a public health emergency impacting us or our borrowers, customers or business partners could materially adversely affect our business, results of operations, and financial condition, including but not limited to:

•increases in loan delinquencies, losses and charge-offs;
•increases in borrowers seeking and being granted deferments of principal and interest payments;
•collateral for loans, including real estate, may decline in value, which could cause loan losses to increase;
•demand for our business products and solutions may decline, making it difficult to grow or maintain our assets and income;
•net worth and liquidity of the guarantors on our loans may decline, which could cause loan losses to increase;
•our risk management policies and practices may be negatively impacted by, among other things, changes in the SBA 7(a) loan program, including changes to SBA rules, regulations and SBA standard operating procedures;
•increases in cyber risk as criminals may take advantage of the changes of business practices necessitated by a public health emergency.

If the economy is unable to substantially reopen or remain reopened after a public health emergency, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.

Any public health emergency, pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us.

Economic recessions or downturns could impair our clients and our operating results.

Many of our clients may be susceptible to economic slowdowns, a prolonged period of high interest rates or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the impact of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union, uncertainty in connection with economic sanctions resulting from the ongoing war between Russia and Ukraine, and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

In an economic downturn or a prolonged period of high interest rates, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates or a prolonged period of high interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing.

These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.

Recent events in the banking sector may have an adverse effect on aspects of our results of operations and the price of our common stock.

During 2023 and more recently, concerns have arisen with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors and large portfolios of investment securities. Silicon Valley Bank and Signature Bank were both placed into FDIC receivership resulting from significant and rapid deposit outflows and the Federal Reserve announced it will make available additional funding to eligible depository institutions to assist banking organizations with potential liquidity needs. While our business, balance sheet and depositor profile differs substantially from the banking institutions that are the focus of the greatest scrutiny, the operating environment and public trading prices of financial services sector can be highly correlated, in particular in times of stress, which has, and may continue to adversely affect the trading price of our common stock. In addition, there is uncertainty at the present time with respect to the effect that these events will have on the perceptions held by individual and commercial depositors as to the safety of deposited funds at smaller banking institutions, which could affect Newtek Bank’s ability to maintain its levels of deposit funding. We believe that our client base and business model differs from those of the banking organizations which are under the most scrutiny at the present time, however no assurances can be given that the effects of recent events will not have an adverse effect on our results of operations and financial performance.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our earnings depend substantially on our interest rate spread, which is the difference between (i) the rates Newtek Bank earns on loans, securities and other earning assets and (ii) the interest rates Newtek Bank pays on deposits and other borrowings, and its costs of capital. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. If market interest rates continue to rise, especially at the pace they did in 2022 and 2023, we will continue to face competitive pressure to increase the rates Newtek Bank pays on deposits, which could negatively affect net interest margin.

However, we believe that our loan portfolio is less sensitive to a rising interest rate environment based on the fact that a material portion of our loan portfolio consists of SBA 7(a) loans, which are floating rate loans that bear interest at the prime rate plus a spread from 2.25% to 3.00%, which interest rates reset on a quarterly basis. Moreover, in response to these market conditions and consistent with its business plan, Newtek Bank has been focused on increasing its liquidity position by raising additional deposits and maintaining a significant portion of its liquidity in the form of cash held at the Federal Reserve, as opposed to long term investments. In addition, Newtek Bank management continues to closely monitor market conditions with a focus on its asset liability management policies, as well as closely monitoring, among other things, capital levels, to ensure compliance with regulatory guidelines and the OCC Operating Agreement.

Inflation may adversely affect the business, results of operations and financial condition of companies.

Recent inflationary pressures have increased the costs of capital, labor, energy and raw materials and have adversely affected consumer spending, economic growth and our clients’ operations. Certain of our clients may be in industries that have been, or are expected to be, impacted by inflation. If such clients are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our clients’ operating results due to inflation could adversely impact the fair value of those investments. Any deterioration in the quality of our assets could result in future unrealized losses and require increased loan loss reserves and therefore negatively impact our financial condition or results of operations. The Federal Reserve raised interest rates in 2022 and 2023, and future changes to its monetary policy and the timing of them are not certain.

While the United States and other developed economies have recently experienced higher-than-normal inflation rates, it remains uncertain whether substantial inflation will be sustained over an extended period of time or have a significant effect on the U.S. economy or other economies. During periods of rising inflation, interest and dividend rates of any instruments we or our subsidiaries may have issued could increase, which would tend to reduce returns to our investors. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities which are critical to the operation of our clients as noted above. Clients may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of our investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation, including by raising of interest rates, often have negative effects on the level of economic activity. There can be no assurance that continued and more widespread inflation in the United States and/or other economies or the maintenance of higher interest rests in an effort to curb inflation will not become a serious problem in the future and have a material adverse impact on us.

Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

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

In June 2023, the U.S. federal government suspended the federal debt limit until 2025. If Congress does not raise the debt ceiling prior to 2025, the United States could default on its obligations, including Treasury securities that play an integral role in financial markets. A default by the United States could result in unprecedented market volatility and illiquidity, heightened operational risks relating to the clearance and settlement of transactions, margin and other disputes with clients and counterparties, an adverse impact to investors including money market funds that invest in U.S. Treasuries, downgrades in the U.S. credit rating, further increases in interest rates and borrowing costs and a recession in the United States or other economies. Continued uncertainty relating to the debt ceiling could result in downgrades of the U.S. credit rating, which could adversely affect market conditions, lead to margin disputes, further increases in interest rates and borrowing costs and necessitate significant operational changes among market participants, including us. A downgrade of the U.S. federal government’s credit rating could also materially and adversely affect the market for repurchase agreements, securities borrowing and lending, and other financings typically collateralized by U.S. Treasury or agency obligations. Further, the fair value, liquidity and credit ratings of securities issued by, or other obligations of, agencies of the U.S. government or related to the U.S. government or its agencies, as well as municipal bonds could be similarly adversely affected. An increasing frequency of government shutdowns, or near shutdowns, in the United States could also lead to uncertainty as to the continued funding of the U.S. government, which could, in turn, adversely affect the credit ratings of the United States and the market for U.S. Treasury or agency obligations. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

If we cannot obtain additional capital because of either regulatory or market price constraints, we could be forced to curtail or cease our new lending activities and our level of distributions and liquidity could be affected adversely.

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
RISKS RELATED TO OUR BUSINESS AND STRUCTURE

We are dependent upon our Senior Lending Team and our executive officers for our future success, and if we are unable to hire and retain qualified personnel or if we lose any member of our Senior Lending Team or our executive officers our business could be significantly harmed.

We depend on our Senior Lending Team and executive officers as well as other key personnel for the management of our and our subsidiaries’ businesses. These executive officers and employees have critical industry experience and relationships that we rely on to implement our business plan. Our future success depends on the continued service of our Senior Lending Team and our executive officers and the replacement of any departing individuals with others of comparable skills and experience. The departure of any of the members of our Senior Lending Team, our executive officers or a significant number of our senior personnel could have a material adverse effect on our business. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.

We operate in a highly competitive market for clients, which could reduce returns and result in losses.

The commercial lending market to independent business owners is very competitive and is served by a variety of entities, including banks, savings and loan associations, credit unions, independent finance companies, and nonbank lenders, including financial technology companies. The lending market to independent business owners is also highly fragmented, with a small number of lenders capturing large shares of each market and many smaller lenders competing for the remaining market share. We compete for clients with other financial institutions and various SMB lenders, as well as other sources of funding. Additionally, competition for clients has emerged among alternative investment vehicles, such as CLOs, some of which are sponsored by other alternative asset investors, as these entities have begun to focus on making investments in SMBs. As a result of these new entrants, competition for our clients may intensify. Many of our competitors will be substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of capital and access to funding sources that will not be available to us. Our competitors often seek to provide financing on terms more favorable to independent business owners than we offer. Many of these competitors also have long-standing relationships with independent business owners and may offer other forms of financing that we do not offer. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we will have. Additionally, some of our competitors may also be subject to less burdensome licensing and other regulatory requirements and, as a result, these competitors may have advantages in conducting certain business and providing certain services and may be more aggressive in their loan origination activities. These characteristics could allow our competitors to establish more relationships and offer better pricing and more flexible structuring than we will be able to offer. We may lose clients if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns or may bear substantial risk of capital loss.

We may encounter greater competition as we expand our operations, and competition may also increase in more stable or favorable economic conditions. Increasing competition could also require us to lower the rates we charge on loans in order to maintain our desired loan origination volume, which could also have a material adverse effect on our business, financial condition and results of operations.

We could be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect our business, financial condition and results of operations.

Moreover, we may be adversely affected by the soundness of other financial institutions even when we are not directly exposed to those institutions. For example, the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023 resulted in significant disruption in the financial services industry and negative media attention, which has also adversely impacted the volatility and market prices of the securities of financial institutions and resulted in outflows of deposits for many financial institutions. Defaults by, declines in the financial condition of, or even rumors or questions about, one or more financial institutions, financial service companies or the financial services industry generally, may lead to difficulties related to liquidity, asset quality or other problems and could lead to losses or defaults by us or by other institutions. These problems, losses or defaults could have an adverse effect on our business, financial condition or results of operations.

If we are unable to acquire and process clients effectively, we may be unable to achieve our objectives.

Our ability to achieve our objectives depends on our Senior Lending Team’s and our executive officers’ ability to acquire clients. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of our client processing, our ability to provide efficient services and our access to financing sources on acceptable terms. To grow, we need to continue to hire, train, supervise and manage new employees and to implement computer and other systems capable of effectively accommodating our growth. However, we cannot provide assurance that any such employees will contribute to the success of our business or that we will implement such systems effectively. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our business model depends to a significant extent upon strong referral relationships, and our inability to maintain or further develop these relationships, as well as the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that members of our Senior Lending Team and our Executive Committee will maintain their relationships with intermediaries, financial institutions, investment bankers, commercial bankers, financial advisors, attorneys, accountants, consultants, alliance partners, and other individuals within their networks, and we will rely, to a significant extent, upon these relationships to provide us with potential clients. If our Senior Lending Team and our executive officers fail to maintain its existing relationships or develop new relationships with potential clients, we may not be able to acquire new clients. In addition, individuals with whom members of our Senior Lending Team and our executive officers have relationships are not obligated to provide us with client opportunities, and, therefore, there is no assurance that such relationships will generate opportunities for us.

Indebtedness could adversely affect our business and financial results.

In the past, we have had a significant amount of indebtedness. If our debt service obligations increase, whether due to the increased cost of existing indebtedness or the incurrence of additional indebtedness, more of our cash flow from operations would need to be allocated to the payment of principal of, and interest on, our indebtedness, which would reduce the funds available for other purposes. Our indebtedness also could limit our ability to execute our business plans and withstand competitive pressures and could reduce our flexibility in responding to changing business and economic conditions.

Our ability to make payments on our debt, to repay our existing indebtedness when due, and to fund our business, operations and significant planned capital expenditures will depend on our ability to pay with available cash or generate cash in the future. This, to a certain extent, is subject to financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, if we cannot service our indebtedness, we may have to take actions such as utilizing available capital, limiting the origination of loans, selling assets, selling equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy, prevent us from entering into transactions that would otherwise benefit our business and/or adversely affect our business and financial results. We also may not be able to refinance our indebtedness or take such other actions, if necessary, on commercially reasonable terms, or at all.

To the extent we borrow money to originate new loans, changes in interest rates will affect our cost of capital and net interest margin.

To the extent we borrow money to finance client loans, our net interest margin will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we lend those funds. General interest rate fluctuations may also have an impact on the value of our stock and our rate of return. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net interest margin in the event we borrow money to finance our loans. In periods of rising interest rates, our cost of funds would increase, which could reduce our net interest margin. Further, rising interest rates could also adversely affect our performance if we hold loans with floating interest rates, subject to specified minimum interest rates, while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income is not increasing in a corresponding manner as a result of such minimum interest rates. Rising interest rates could also cause clients to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans, which could adversely affect our net interest margin, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities. If we do not implement these techniques properly, we could experience losses on our hedging positions, which could be material. In addition, depending on the frequency and magnitude of rising interest rates, these interest rate increases could negatively impact premiums received on the sale of guaranteed SBA loans, and further, could increase prepayment speeds on outstanding SBA loans, potentially negatively impacting the Company’s financial results.

We may expose ourselves to risks as we engage in hedging transactions.

In the second half of 2021, we began using derivatives to hedge interest rate exposure on specific fixed rate loans originated by us or our subsidiaries until such fixed rate loans are sold or securitized. We may continue to enter into such hedging transactions in an effort to mitigate our exposure to adverse fluctuations in interest rates and we may increase our floating rate investments to position the portfolio for rate increases. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk or if we will continue to enter into such interest rate hedges. Hedging transactions may also limit our ability to participate in the benefits of lower interest rates with respect to our loans. Moreover, as we engage in hedging transactions, we expose ourselves to certain risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of certain of our portfolio positions from changes in market interest rates. Hedging against a decline in the values of our positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against interest rate fluctuations affecting the value of securities in our portfolio.

We are subject to stringent capital and liquidity regulations and requirements.

NewtekOne is the parent company of and a separate and distinct legal entity from Newtek Bank. Legal entity liquidity is an important consideration as there are legal, regulatory, contractual and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, which could result in adverse liquidity events at either NewtekOne and/or Newtek Bank. Applicable laws and regulations, including capital and liquidity requirements and the Operating Agreement, could restrict our ability to transfer funds between Newtek Bank and NewtekOne, which could adversely affect our cash flow and financial condition. Additionally, applicable laws and regulations may restrict what NewtekOne is able to do with the liquidity it does possess, which may adversely affect our business and results of operations.

Further, pursuant to the Operating Agreement we have made certain commitments to the OCC which requires Newtek Bank to hold capital incremental to the minimum required under the applicable standards, which could also impact the Company’s ability to invest in assets. From time to time, regulators may implement changes to these capital adequacy and liquidity requirements. If we fail to meet these minimum capital adequacy and liquidity guidelines and other regulatory requirements, our business activities, including lending, and its ability to expand could be limited. It could also result in the Company being required to take steps to increase its regulatory capital that may be dilutive or adverse to stockholders, including limiting the Company’s ability to pay dividends to stockholders or limiting the Company’s ability to invest in assets even if deemed more desirable from a financial and business perspective.

Federal law and Federal Reserve policy require that a bank holding company serve as a source of financial and managerial strength for any FDIC-insured depository institution that it controls. Thus, if Newtek Bank were to be in financial distress or to otherwise be viewed by the regulators as in an unsatisfactory condition, then the federal banking regulators could require the Company to provide additional capital or liquidity support, or take other action, in support of Newtek Bank, even if doing so is not otherwise in the best interest of the Company or its shareholders.

An inability to maintain adequate liquidity could jeopardize our business and financial condition.

Liquidity is essential to our business. Although we believe that we currently have an adequate amount of liquidity to support our business, there are a number of factors that could reduce and/or deplete our existing liquidity position, including results of operations that are reduced relative to our projections, costs related to existing or future litigation or regulatory matters, the pursuit of strategic business opportunities (whether through acquisition or organic) and unanticipated liabilities. Additionally, as noted above, we are subject to stringent capital and liquidity regulations and requirements and need to manage our liquidity position at both NewtekOne and Newtek Bank within the parameters and terms set forth by applicable regulations and regulators. Newtek Bank is subject to various legal, regulatory and other restrictions on its ability to make distributions and payments to the Company. Any inability to maintain an adequate liquidity position could adversely affect our operations, our compliance with applicable regulations and the performance of our business.

Further, our ability to raise additional capital, should that be deemed beneficial and/or necessary, depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the financial services and banking industry, market conditions, governmental activities, and our financial condition and performance. Accordingly, we may be unable to raise additional capital if needed or on acceptable terms, which may adversely affect our liquidity, business, financial condition and results of operations.

Our acquisitions and other strategic transactions, including the Acquisition, may not yield the intended benefits.

We have historically and may continue to evaluate and consider strategic transactions, combinations, acquisitions, dispositions or alliances. These transactions could be material to our financial condition and results of operations if consummated. If we are able to identify an appropriate business opportunity, we may not be successful in negotiating favorable terms and/or consummating the transaction and, even if we do consummate such a transaction, we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction.

In particular, on January 6, 2023, we completed the Acquisition of NBNYC. We anticipate that the Acquisition will continue to be transformational for the Company from both a financial and strategic perspective. However, any acquisition (including the Acquisition), disposition or other strategic transactions involves risks, including:

• difficulties in assimilating and integrating the operations, personnel, systems, data, technologies, products and services of the acquired business, which may require ongoing investment in development and enhancement of additional operational and reporting processes and controls;
• inability of the acquired technologies, products or businesses to achieve expected levels of revenue, profitability, productivity or other benefits;
• difficulties in retaining, training, motivating and integrating key personnel;
• diversion of management’s time and resources from our normal daily operations;
• difficulties in successfully incorporating licensed or acquired technology and rights into our platform;
• difficulties in maintaining uniform standards, controls, procedures and policies within the combined organization;
• difficulties in retaining relationships with customers, employees and suppliers of the acquired business;
• risks of entering markets in which we have no or limited direct prior experience;
• regulatory risks, including remaining in good standing with existing regulatory bodies or receiving any necessary pre-closing or post-closing approvals, as well as being subject to new regulators with oversight over an acquired business;

• assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights or increase our risk for liability;
• failure to successfully further develop any acquired technology;
• liability for activities of the acquired or disposed of business before the acquisition or disposition, including patent and trademark infringement claims, violations of laws, regulatory actions, commercial disputes, tax liabilities and other known and unknown liabilities;
• difficulty in separating assets and replacing shared services;
• assumption of exposure to performance of any acquired loan portfolios;
• potential disruptions to our ongoing businesses; and
• unexpected costs and unknown risks and liabilities associated with the acquisition.

Accordingly, any acquisition, disposition or other strategic transaction may not be successful, may not benefit our business strategy, may not generate sufficient revenue to offset the associated costs or may not otherwise result in the intended benefits. Additionally, it may take us longer than expected to fully realize the anticipated benefits and synergies of these transactions (including the Acquisition), and those benefits and synergies may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results.

Any transactions, combinations, acquisitions, dispositions or alliances may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders and the interests of holders of our indebtedness.

In addition, we cannot assure you that any acquisition of new businesses or technology will lead to the successful development of new or enhanced products and services or that any new or enhanced products and services, if developed, will achieve market acceptance or prove to be profitable.

Finally, we may also choose to divest certain businesses or product lines that no longer fit with our strategic objectives. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, the terms of such potential transactions may expose us to ongoing obligations and liabilities.

Our business may be adversely affected if our risk management framework does not effectively identify, assess and mitigate risk.

Our risk management framework seeks to appropriately balance risk and return and mitigate our risks, including risks attributable to third parties. We have established policies intended to regularly identify and assess our risk profile, including credit risk, pricing risk, liquidity risk, strategic risk and operational risk, and then implement appropriate processes and controls to mitigate risk.

If our risk management framework does not effectively identify, assess and/or mitigate our risk profile, we could suffer unexpected losses or be adversely affected, which could have a material adverse effect on our business. For example, assessment of our risk profile depends, in part, upon the use of forecasting models. If these models are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected. In addition, the information we use may be inaccurate or incomplete, both of which may be difficult to detect and avoid. Additionally, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated.

Finally, our risk management framework may be deemed insufficient or inadequate by our regulators, which have in the past required, and we expect to continue to require, that we invest additional resources into remediating any deficiencies and adversely impact our ability to operate our business until such time as the revised framework is deemed sufficient and adequate by our regulators.

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

We review and update our internal controls, disclosure controls and procedures and corporate governance policies as our Company continues to evolve. In addition, we are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (SOX). We are required to disclose changes made in our internal control and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not have detected. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. In the event that we are unable to maintain or achieve compliance with Section 404 of the SOX and related rules, the market price of our common stock may be adversely affected.

We have identified material weaknesses in our internal controls over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our Company and, as a result, the value of our common stock.

We have assessed the effectiveness of our internal controls over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, we have concluded that we did not maintain effective internal controls over financial reporting as of December 31, 2023, as a result of the material weaknesses described in “Item 9A. Controls and Procedures,” herein. We have taken actions to enhance our internal controls over financial reporting relating to the material weaknesses identified as of the date of this Annual Report. We hired a new Chief Financial Officer in May 2023 and appointed a new Chief Accounting Officer in March 2024, and hired a Chief Risk Officer, each with recent and significant financial holding company experience. We are still in the process of implementing other remediation measures as part of a comprehensive remediation plan. The material weaknesses identified herein cannot be considered remediated until each control has been appropriately designed, has operated for a sufficient period of time, and until management has concluded, through testing, that the control is operating effectively. See “Item 9A. Controls and Procedures.” We can give no assurance that a comprehensive remediation plan will remediate the material weakness in internal control, or that additional material weaknesses or significant deficiencies in our internal controls over financial reporting will not be identified in the future. A failure by us to timely and effectively remediate the material weaknesses could prevent us from accurately and timely reporting our financial results and could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that are costly and could adversely affect our business and financial results.

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC, the OCC and the Nasdaq Global Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. Our efforts to comply with existing requirements, or any revised or amended requirements, have resulted in, and may continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

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

Our clients may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our loans are concentrated.

Our clients may be concentrated in a limited number of industries. A downturn in any particular industry in which we provide loans could significantly impact the aggregate returns we realize. If an industry to which we provide significant loans suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our business could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

If we and our subsidiaries are unable to protect our intellectual property rights, our business and prospects could be harmed.

The proprietary software essential to our business and that of our subsidiaries is owned by us and made available to them for their use. Our future success and competitive position will depend in part upon our ability to maintain and protect proprietary technology used in our products and services. We will rely, in part, on patent, trade secret and trademark law to protect that technology, but competitors may misappropriate our intellectual property, and disputes as to ownership of intellectual property may arise. We may, from time to time, be required to institute litigation to enforce the patents, copyrights or other intellectual property rights, protect trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources.
RISKS RELATED TO SBA LENDING

Changes to the SBA Section 7(a) Program can negatively impact our SBA 7(a) loan origination volume.

Changes to the SBA Section 7(a) Program, including recent revisions to SBA Standard Operating Procedure SOP 50 10 7.1 (“SOP 7.1”), shifted to the SBA a PLP lender’s delegated authority in making determinations of a borrower’s satisfaction of certain eligibility requirements to participate in the Section 7(a) Program. Potential impacts of the SOP 7.1 revisions remain unclear, including the SBA’s ability to demonstrate that it can timely and appropriately make these eligibility determinations; and therefore, there can be no assurance that these and future SOP revisions will not negatively impact, among other things, the volume of SBA 7(a) loans originated by PLP lenders, including Newtek Bank, which could have an adverse impact on the Company’s business, financial condition and/or operating results.

There can be no guarantee that Newtek Bank and NSBF will be able to maintain their SBA 7(a) lending licenses.

Both Newtek Bank, N.A. and NSBF have been granted SBA 7(a) lending licenses. Additionally, prior to the Acquisition, NSBF had been granted PLP status, which allowed it to place SBA guarantees on loans without seeking prior SBA review and approval. Newtek Bank obtained PLP status in April 2023. PLP status allows NSBF and Newtek Bank to expedite loans since they are not required to present applications to the SBA for concurrent review and approval. While the Company intends that NBSF will continue to service its current portfolio of SBA 7(a) loans, and that new SBA 7(a) loan originations will be made by Newtek Bank, there can be no guarantee that Newtek Bank and NSBF will be able to maintain their SBA 7(a) lending licenses. The loss Newtek Bank’s SBA 7(a) lending license would negatively impact our results of operations.

Further, there can be no assurance that Newtek Bank will be able to maintain its status as a PLP. Newtek Bank’s loss of PLP status would adversely impact our marketing efforts and ultimately loan origination volume which would negatively impact our results of operations.

NSBF and Newtek Bank, our wholly-owned subsidiaries, are subject to regulation by the SBA, which has specific risks.

NSBF is licensed by the SBA as an SBLC. In order to operate as an SBLC, a licensee is required to maintain a minimum regulatory capital (as defined by SBA regulations) of the greater of (1) 10% of its outstanding loans receivable and other investments or (2) $1.0 million. Moreover, before consenting to a securitization, NSBF and other securitizers must, among other things, be considered well capitalized by the SBA. For NSBF and other SBLC securitizers, the SBA will consider it well capitalized if it maintains a minimum unencumbered paid in capital and paid in surplus equal to at least 10% of its assets, excluding the guaranteed portion of 7(a) loans. In addition, an SBLC is subject to certain other regulatory restrictions. Among other things, SBLCs are required to: establish, adopt, and maintain a formal written capital plan; submit to the SBA for review a credit policy that demonstrates the SBLC’s compliance with the applicable regulations and the SBA’s Standard Operating Procedures for origination, servicing and liquidation of 7(a) loans; submit to the SBA for review and approval annual validation, with supporting documentation and methodologies, demonstrating that any scoring model used by the SBLC is predictive of loan performance; obtain SBA approval for loan securitization and borrowings; and adopt and fully implement an internal control policy which provides adequate direction for effective control over and accountability for operations, programs, and resources.

Additionally, in connection with our 2018 examination by the SBA, NSBF entered into a voluntary agreement with the SBA to meet certain other requirements and conditions. See “Item 1A. Risk Factors - Risks Related to SBA Lending - If NSBF or Newtek Bank fail to comply with SBA regulations in connection with the origination, servicing, or liquidation of an SBA 7(a) loan, liability on the SBA guaranty, in whole or in part, could be transferred to NSBF or Newtek Bank.”

NSBF will remain subject to SBA regulation as it winds down its operations.

As a result of the Acquisition, all SBA 7(a) loan originations are being transitioned to Newtek Bank in April 2023, and NSBF has ceased origination of SBA 7(a) loans, relinquished its PLP status and is winding-down its operations. During this wind down process, NSBF will be required to continue to own the SBA 7(a) loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval), sale or transfer. NSBF will be required to continue to service and liquidate its SBA Loan Portfolio, including processing forgiveness and loan reviews for PPP Loans, pursuant to an SBA approved lender service provider agreement with SBL. During the wind down process NSBF will be required to maintain minimum capital requirements established by the SBA, will be required to maintain certain amounts of restricted cash available to meet any obligations to the SBA, will have restrictions on its ability to make dividends and distributions to its parent, and will remain liable to SBA for post-purchase denials and repairs, from the proceeds generated by NSBF’s SBA loan portfolio. Any future post-purchase denials and repairs demands on NSBF could negatively impact our results of operations. In addition, the Company has agreed to guarantee NSBF’s obligations to the SBA and has deposited $10 million at Newtek Bank to secure NSBF’s potential obligations to the SBA..

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

If NSBF or Newtek Bank fail to comply with SBA regulations in connection with the origination, servicing, or liquidation of an SBA 7(a) loan, liability on the SBA guaranty, in whole or in part, could be transferred to NSBF or Newtek Bank.

Since we sell the guaranteed portion of substantially all of our SBA 7(a) loan portfolio, we retain credit risk on the non-guaranteed portion of the SBA loans. We share pro rata with the SBA in any recoveries. In the event of default on an SBA loan, our pursuit of remedies against a borrower is subject to SBA approval.

If we fail to comply with certain of the SBA’s regulations in connection with the origination, servicing, or liquidation of an SBA 7(a) loan, the SBA may be released from liability on its guaranty of a 7(a) loan, and may refuse to honor a guaranty purchase request in full (referred to by SBA as a “denial”) or in part (referred to by SBA as a “repair”), or recover all or part of the funds already paid in connection with a guaranty purchase. In the event of a repair or denial, liability on the guaranty, in whole or part, would be transferred to NSBF or Newtek Bank. In addition, the growth in the number of loans made by Newtek Bank, changes in SBA regulations and economic factors may adversely impact our current repair and denial rate. In connection with NSBF’s 2018 examination by the SBA, NSBF entered into a voluntary agreement with the SBA pursuant to which NSBF established a segregated restricted cash account in the amount of $10 million to account for potential post-purchase repairs and denials of guaranteed portions of SBA 7(a) loans, and take certain actions to demonstrate the sufficiency of NSBF’s liquidity and establish certain additional reporting and compliance procedures.

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

There are a large number of banks and several non-bank lenders that participate in the SBA Section 7(a) Loan Program. All of these participants compete for the business of eligible borrowers. Accordingly, we may be at a competitive disadvantage with regard to other lenders or financial institutions that may be able to achieve greater leverage at a lower cost.

A governmental failure to fund the SBA could adversely affect NSBF’s and Newtek Bank’s SBA 7(a) loan originations and our results of operations.

We are dependent upon the Federal government to maintain the SBA 7(a) Program. NSBF’s and Newtek Bank’s lending business could be materially and adversely affected by circumstances or events limiting the availability of funds for this program. In October 2013, Congress failed to approve a budget, which, in turn, eliminated availability of funds for the SBA 7(a) program. At the time, the government shutdown affected SBA 7(a) lenders’ ability to originate SBA 7(a) loans. More recently, the government shut down in January 2018 due to a lapse in appropriations, and the SBA closed all non-disaster related programs and activities, including the SBA 7(a) program. The government could again fail to fund the SBA which would affect NSBF’s and Newtek Bank’s ability to originate government guaranteed loans and to sell the government guaranteed portions of those loans in the secondary market. Any failure to fund the SBA could adversely affect NSBF’s SBA 7(a) loan originations and our results of operations.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), the Company and NSBF are subject to risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress approved additional funding for the PPP of approximately $320 billion on April 24, 2020. NSBF is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there had been some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which may expose the Company and NSBF to risks relating to noncompliance with the PPP. During the duration of the PPP, NSBF funded approximately 10,570 PPP loans totaling $1.19 billion.

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

The development and use of Artificial Intelligence (AI) present risks and challenges that may adversely impact our business.

We or our third-party vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services or products. The development and use of AI present a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the United States and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that result in the release of private, confidential or proprietary information, that reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

In addition to our use of AI technologies, we are exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks. Generative AI, if used to perpetrate fraud or launch cyberattacks, could create panic at a particular financial institution or exchange, which could pose a threat to financial stability.
RISKS RELATED TO U.S. FEDERAL INCOME TAX

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The current U.S. presidential administration has enacted significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

RISKS RELATED TO OUR SUBSIDIARIES - NEWTEK MERCHANT SOLUTIONS (NMS)

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
RISKS RELATED TO OUR SUBSIDIARIES - NEWTEK BANK
If the credit decisioning, pricing, loss forecasting and scoring models we use contain errors, do not adequately assess risk, or are otherwise ineffective, our reputation and relationships with customers could be harmed, our market share could decline and the value of loans held on our balance sheet may be adversely affected.

Our ability to attract clients to, and build trust in, Newtek Bank is significantly dependent on our ability to effectively evaluate a borrower’s credit profile and likelihood of default. To conduct this evaluation, we utilize credit decisioning, pricing, loss forecasting and scoring models that assign each loan offered through our marketplace bank a grade and a corresponding interest rate. Our models are based on algorithms that evaluate a number of factors, including behavioral data, transactional data, bank data and employment information, which may not effectively predict future loan losses. If we are unable to effectively segment borrowers into relative risk profiles, we may be unable to offer attractive interest rates for borrowers and risk-adjusted returns for investors.

Additionally, if these models fail to adequately assess the creditworthiness of our borrowers, we may experience higher than forecasted losses. Furthermore, as stated above, we hold loans on our balance sheet. We periodically assess the value of these loans and in doing so we review and incorporate a number of factors including forecasted losses. Accordingly, if we fail to adequately assess the creditworthiness of our borrowers such that we experience higher than forecasted losses, the value of the loans held on our balance sheet may be adversely affected.

We continually refine these algorithms based on new data and changing macroeconomic conditions. However, there is no guarantee that the credit decisioning, pricing, loss forecasting and scoring models that we use have accurately assessed the creditworthiness of our borrowers, or will be effective in assessing creditworthiness in the future.

Similarly, if any of these models contain programming or other errors, are ineffective or the data provided by borrowers or third parties is incorrect or stale, our loan pricing and approval process could be negatively affected, resulting in mispriced or misclassified loans or incorrect approvals or denials of loans. If these errors were to occur, we may be obligated to repurchase the affected loans, investors may try to rescind their affected investments or decide not to invest in loans in the future or borrowers may seek to revise the terms of their loans or reduce the use of our marketplace bank for loans.

If collection efforts on delinquent loans are ineffective or unsuccessful, the return on investment for investors in those loans would be adversely affected and investors may not find investing through our marketplace bank desirable.

Many of our loan products are unsecured obligations of borrowers, and they are not secured by any collateral. None of the loans facilitated on our platform are guaranteed or insured by any third party or backed by any governmental authority in any way. We are the loan servicer for all loans supporting notes, all certificates and certain secured borrowings, and we are the loan servicer for most, though not all, loans sold as whole loans. The ability to collect on the loans is dependent on the borrower’s continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including bankruptcy or the economic and/or social factors. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Accordingly, we and our designated third-party servicers and collection agencies are limited in our ability to collect loans.

In addition, most investors must depend on us or our third-party servicers and collection agents to pursue collection on delinquent borrower loans. Because we make payments ratably on an investor’s investment only if we receive the borrower’s payments on the corresponding loan, if we, or third parties on our behalf, cannot adequately perform collection services, the investor will not be entitled to any payments under the terms of the investment. Further, if collection action must be taken in respect of a loan, we or the collection agency may charge a collection fee on any amounts that are obtained (excluding litigation). These fees will correspondingly reduce the amounts of any payments received by an investor. Similarly, the returns to investors may be impacted by declines in market rates for sales of charged-off loans to third-party purchasers. Ultimately, if delinquencies impair our ability to offer attractive risk-adjusted returns for investors, they may seek alternative investments and our business may suffer.

In addition, because our servicing fees depend on the collectability of the loans, if we experience a significant increase in the number of delinquent or charged-off loans we will be unable to collect our entire servicing fee for such loans and our revenue could be adversely affected.
RISKS RELATED TO OUR SUBSIDIARIES - NEWTEK TECHNOLOGY SOLUTIONS (NTS)

We have agreed to terminate the activities conducted by NTS.

As a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by Newtek Technology Solutions, Inc., which includes the entities of SIDCO, LLC d/b/a/ Cloud Nine Services and Excel WebSolutions, LLC after a December 31, 2023 merger, within two years of becoming a financial holding company, subject to any extension of the two-year period. The divestiture of NTS may negatively impact the Company’s revenue and income and our ability to effectively manage our information technology systems and infrastructure and cybersecurity risk. See “ITEM I.C Cybersecurity.”

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

NTS’ web and cloud services involve the storage and transmission of our customers’ and employees’ proprietary information. NTS’ business relies on its digital technologies, computer and email systems, software, and networks to conduct its operations. NTS’ technologies, systems and networks may become the target of criminal cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of NTS or third parties with whom NTS deals, or otherwise disrupt our or our customers’ or other third parties’ business operations. It is critical to NTS’ business strategy that its facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Although NTS believes it employs appropriate security technologies, NTS cannot guarantee that the security technologies (including data encryption processes, intrusion detection systems) it employs or, the comprehensive risk assessments it conducts, or its other internal control procedures will assure the security of its customers’ data. If NTS’ security measures are breached as a result of third-party action, employee error or otherwise, and as a result, its customers’ data becomes available to unauthorized parties, NTS and our other subsidiaries could incur liability and its reputation would be damaged, which could lead to the loss of current and potential customers. In addition, NTS will be required to expend significant capital and other resources to detect, remedy, protect against or alleviate breaches of its network and security, and it may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, NTS may be unable to anticipate these techniques or implement adequate preventative measures. For example, in early 2018 following an unauthorized third party misappropriating three of NTS’ domain names, NTS’ management and forensic investigators determined that attackers compromised a portion of its shared webhosting system, and may have acquired certain customer information limited to its shared webhosting customers, and/or gained access to certain of its shared webhosting servers. In response, NTS took a range of steps designed to further secure its systems, enhance its security protections, enhance access controls, and prevent future unauthorized activity. For more information on risks relating to cybersecurity, see “Risks Related to Cybersecurity.”

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

RISKS RELATED TO OUR SUBSIDIARIES - NEWTEK INSURANCE AGENCY (NIA)

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
RISKS RELATED TO OUR SUBSIDIARIES - NEWTEK PAYROLL AND BENEFIT SOLUTIONS (PMT)

Unauthorized disclosure of employee data, whether through a cyber-security breach of our computer systems or otherwise, could expose PMT to liability and business losses.

PMT collects and stores sensitive data about individuals in order to process the transactions and for other internal processes. If anyone penetrates its network security or the security of the third-party payroll processing platform in utilizes, or otherwise misappropriates sensitive individual data, PMT could be subject to liability or business interruption. PMT is subject to laws and rules issued by different agencies concerning safeguarding and maintaining the confidentiality of this information. Its activities have been, and will continue to be, subject to an increasing risk of cyber-attacks, the nature of which is continually evolving. Cyber-security risks include unauthorized access to privileged and sensitive customer information, including passwords and account information of PMT’ customers. While it subjects its data systems to periodic independent testing and review, PMT cannot guarantee that its systems or the systems of the third-party payroll processing platform in utilizes will not be penetrated in the future. Experienced computer programmers and hackers may be able to penetrate PMT’ network security or the security of its third-party payroll processing platform, and misappropriate or compromise our confidential information, create system disruptions, or cause shutdowns. As a result, PMT’ customers’ information may be lost, disclosed, accessed or taken without its customers’ consent. If a breach of these systems occurs, PMT may be subject to liability, including claims for impersonation or other similar fraud claims. In the event of any such breach, PMT may also be subject to a class action lawsuit. Any significant violations of data privacy could result in the loss of business, litigation and regulatory investigations and penalties that could damage PMT’ reputation, and the growth of its business could be adversely affected. For more information on risks relating to cybersecurity, see “Risks Related to Cybersecurity.”

PMT is subject to risks surrounding Automated Clearing House (“ACH”) payments.

Credit risk in ACH payments arises when a party to a contract fails to deposit funds required to settle the contract. This can occur if a client of PMT suffers losses, enters into bankruptcy or defrauds PMT. In such an event, PMT could bear the financial burden of settling the customer’s contract.

PMT’s systems may be subject to disruptions that could adversely affect its business and reputation.

PMT’s payroll business relies heavily on its payroll, financial, accounting and other data processing systems. If any of these systems or any of the vendors which supply them fails to operate properly or becomes disabled even for a brief period of time, PMT could suffer financial loss, a disruption of its business, liability to clients, regulatory intervention or damage to its reputation. PMT has disaster recovery plans in place to protect its businesses against natural disasters, security breaches, military or terrorist actions, power or communication failures or similar events. Despite PMT’ preparations, its disaster recovery plans may not be successful in preventing the loss of client data, service interruptions, and disruptions to its operations or damage to its important facilities.

If PMT fails to adapt its technology to meet client needs and preferences, the demand for its services may diminish.

PMT operates in industries that are subject to rapid technological advances and changing client needs and preferences. In order to remain competitive and responsive to client demands, PMT continually upgrades, enhances and expands its existing solutions and services. If PMT fails to respond successfully to technological challenges, the demand for its services may diminish.

PMT could incur unreimbursed costs or damages due to delays in processing inherent in the banking system.

PMT generally determines the availability of customer (employer) funds prior to making payments to employees or taxing authorities, and such employer funds are generally transferred in to its accounts prior to making payments out. Due to the structure of the banking system however, there are times when PMT may make payroll or tax payments and not immediately receive the funds to do so from the employer. There can be no assurance that the procedures PMT has in place to prevent these occurrences or mitigate the damages will be sufficient to prevent loss to its business. In addition, PMT could incur unreimbursed costs or damages due to delays in processing customer payrolls or payroll taxes in a timely manner.
RISKS RELATED TO OUR SUBSIDIARIES - NEWTEK BUSINESS CREDIT SOLUTIONS (NBC)

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
RISKS RELATED TO OUR SECURITIES

As of December 31, 2023, our CEO beneficially owns and has shared voting power over approximately 5.3% of our common stock, and may be able to exercise significant influence over the outcome of most shareholder actions.

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
•investor demand for our stock;
•significant volatility in the market price and trading volume of securities of other companies in our sector, which are not necessarily related to the operating performance of these companies;
•changes in regulatory policies or tax guidelines with respect to financial holding companies;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•changes, or perceived changes, in the value of our investments;
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

Our Board has the authority, without the action or vote of our shareholders, to issue all or part of the approximately 175,319,600 authorized but unissued shares of our common stock. Our business strategy relies in part upon the acquisitions of businesses using the resources available to us, including our common stock. Additionally, we anticipate granting additional options or restricted stock awards to our employees and directors in the future pursuant to the 2023 Stock Incentive Plan, which was approved by the Board in April 2023 and the Company’s shareholders on June 14, 2023. The 2023 Stock Incentive Plan reserved a maximum of 3,000,000 shares of common stock for issuance to our employees and directors, and 2,917,523 shares of common stock remain available for issuance as of December 31, 2023. Option holders may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms.

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

Our certificate of incorporation allows our Board to issue preferred shares with rights and preferences set by the Board without further shareholder approval. The issuance of these “blank check” preferred shares could have an anti-takeover effect detrimental to the interests of our shareholders. For example, in the event of a hostile takeover attempt, it may be possible for management and the Board to impede the attempt by issuing the preferred shares, thereby diluting or impairing the voting power of the other outstanding common shares and increasing the potential costs to acquire control of us. Under our certificate of incorporation, our Board has the right to issue any new shares, including preferred shares, without first offering them to the holders of common shares, as they have no preemptive rights.

Our business and operation could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. While we are currently not subject to any securities litigation or shareholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Newtek or the removal of our directors. We are subject to the Maryland Business Combination Act. Our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our Bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Shares Acquisition Act may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

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

All of the common stock held by our executive officers and directors, represents approximately 1,663,000 shares, or approximately 7% of our total outstanding shares as of December 31, 2023. Such shares are generally freely tradable in the public market. Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

RISKS RELATED TO OUR NOTES

The 2024 Notes, the 2025 Notes the 2026 Notes, and the 2028 Note, together, the “Notes,” are unsecured and therefore are effectively subordinated to any secured indebtedness we have outstanding or may incur in the future.

In July 2019, February 2021 and May 2021, we issued $63.25 million, $5.0 million and $10.0 million in aggregate principal amount of the 2024 Notes, respectively. In December 2021, we redeemed $40.0 million in aggregate principal amount of the 2024 Notes. In January 2021, we issued $115.0 million in aggregate principal amount of the 2026 Notes. In November 2020, we issued $5.0 million in aggregate principal amount of the 2025 6.85% Notes and in January 2021 we issued an additional $10.0 million in aggregate principal amount of the 2025 6.85% Notes. In May 2022, we redeemed $15.0 million in aggregate principal amount of the 2025 6.85% Notes. In March 2022, we issued $15.0 million in aggregate principal amount of the 2025 5.00% Notes and in May 2022 we issued an additional $15.0 million in aggregate principal amount of the 2025 5.00% Notes. In January 2023, we issued $50.0 million aggregate principal amount of the 2025 8.125% Notes. In August 2023, we issued $40.0 million in aggregate principal amount of the 2028 8.00% Notes. The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have outstanding or may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security). In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the existing or future secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes.

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

The indentures under which the Notes were issued offers limited protection to holders of the Notes. The terms of the indentures and the Notes generally do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the Notes. In particular, the terms of the indentures and the Notes generally do not place any restrictions on our or our subsidiaries’ ability to:

•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, but giving effect to any exemptive relief granted to us by the SEC, pursuant to the indentures under which the 2024 and 2026 Notes were issued. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings. See “Item 1A. Risk Factors -Risks Related to Our Notes - We are subject to 150% asset coverage requirements due to covenants contained in the indentures under which the 2024 and 2026 Notes were issued;”

•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness;

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

We may choose to redeem the remaining 2024 Notes, as well as the 2025 5.0% Notes, 2026 Notes and 2028 Notes outstanding, especially if prevailing interest rates are lower than the respective interest rates on the 2024 Notes, 2025 Notes, 2026 Notes or 2028 Notes. If prevailing rates are lower at the time of redemption, holders of the Notes may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact your ability to sell the Notes as the optional redemption date or period approaches.

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

On March 31, 2022, the Company redeemed all $15.0 million in aggregate principal amount of the 2025 6.85% Notes on the redemption date at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from February 28, 222 through, but excluding, the redemption date.

The trading market or market value of our publicly traded debt securities may fluctuate.

The 2024, 2026 and 2028 Notes are new issues of debt securities listed on the Nasdaq Global Market under the symbols “NEWTL,” “NEWTZ,” and “NEWTI,” respectively. Although the Notes are listed on Nasdaq, we cannot assure you that a trading market for our publicly issued debt securities will be maintained. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:

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
We are subject to 150% asset coverage requirements due to covenants contained in the indentures under which the 2024 and 2026 Notes were issued.
The 2024 and 2026 Notes were issued pursuant to a base indenture, dated as of September 23, 2015 (the “Base Indenture”), and a fourth supplemental indenture (the “Fourth Supplemental Indenture”), dated as of July 29, 2019, and a Seventh Supplemental Indenture dated as of January 22, 2021, respectively, each between us and U.S. Bank National Association, as trustee. The Fourth Supplemental Indenture and Seventh Supplemental Indenture include covenants requiring us to comply with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether we are subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the Notes and the Trustee if we should no longer be subject to the reporting requirements under the Exchange Act. As a result, we are subject to 150% asset coverage requirements under the 1940 Act even though, effective January 6, 2023, we are not regulated as a BDC.

Under these requirements we are only permitted to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance.
The ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 150%.

RISKS RELATED TO CYBERSECURITY

We could be adversely affected by information security breaches or cyber security attacks.

Our business operations and our subsidiaries’ business operations rely upon secure information technology systems for data processing, storage and reporting. Despite security and controls design, implementation and updating, such information technology systems could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, our business operations involve the storage and transmission of Newtek, customer and employee proprietary information. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct operations. Our technologies, systems and networks may become the target of criminal cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of us or third parties with whom we deal, or otherwise disrupt our or our customers’ or other third parties’ business operations. Further, the use of AI by cybercriminals may increase the frequency and severity of cyber-attacks against us or our third-party vendors and clients. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure.

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

Additionally, the increased use of mobile and cloud technologies due to the increased amount of remote work resulting from the COVID-19 pandemic could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable.

We maintain a cybersecurity risk management program that is overseen by the Chief Information Security Officer (“CISO”) of NTS. The CISO is chiefly responsible for developing, maintaining, and enforcing cybersecurity and cyber risk-related policies; ensuring the Company and its subsidiaries satisfy requirements of relevant regulations, industry standards, and third-party risk assessment requirements; keeping abreast of developing security threats, and helping both the Board and the board of directors of Newtek Bank understand potential security problems that might arise from the changing threat landscape; and overseeing and implementing regular security awareness training of all employees on cybersecurity, and supporting effective communication with users to limit security vulnerabilities. The CISO regularly reports to the Risk Committee of the Board and the risk committee of the board of directors of Newtek Bank on the state of our cybersecurity risk management program and provides updates on cybersecurity matters. See “ITEM I.C Cybersecurity.”

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

We and our subsidiaries depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. The systems we have implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our and our subsidiaries’ operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and other sensitive information in our possession.

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

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. For example, the SEC recently enacted rules, effective as of December 18, 2023, requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on annual basis material information regarding their cybersecurity risk management, strategy, and governance. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

We and our service providers continue to be impacted by the increase in remote work in response to the global COVID-19 pandemic. Policies of extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above are heightened under current conditions.

We and our subsidiaries are subject to risks associated with “phishing” and other cyber-attack.

Our business and the business of our subsidiaries relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, ours and our subsidiaries’ information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users). Our employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.

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

We and our subsidiaries are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, the current U.S. presidential administration could support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.

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

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, among other matters, would establish a framework for reporting of climate-related risks. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our subsidiaries conduct our businesses and adversely affect our profitability.

The effect of global climate change may impact our operations and the operations of our subsidiaries and clients.

Climate change is widely considered to be a significant threat to the global economy. Climate change creates physical and financial risk and some we, or subsidiaries or our clients may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our subsidiaries or clients if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our subsidiaries’ or clients’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the "Paris Agreement") with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the U.S. would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. As a result, some we, our subsidiaries or our clients may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

NewtekOne maintains an enterprise-wide risk-management (“ERM”) framework to identify, measure, mitigate, monitor and report material risks to NewtekOne. Our ERM process includes participation by our senior management and employees across NewtekOne and its consolidated subsidiaries and is overseen by our Board. Cybersecurity has been identified among the material risks in our business and the following approach has been developed to address cybersecurity.

We have developed an enterprise-wide cybersecurity risk management system and strategy to safeguard our assets and operations, including the protection of the confidentiality of nonpublic, sensitive personal and business information and the integrity and security of our information systems, as follows:

Assessment, Identification, and Management of Material Risks:

1.Comprehensive Risk Assessments: We conduct regular and comprehensive assessments to identify potential cybersecurity risks to our organization. These assessments encompass internal systems, networks, applications, and data repositories, as well as external threats and vulnerabilities within the broader digital ecosystem.
2.Threat Intelligence Monitoring: We continuously monitor threat intelligence sources to stay abreast of emerging cyber threats and trends. This proactive approach enables us to anticipate potential risks and take preemptive measures to mitigate them.
3.Risk Prioritization: Following the assessment phase, we prioritize identified risks based on their potential impact on our operations, data integrity, confidentiality, and reputation. This risk-based approach allows us to allocate resources effectively and focus on addressing the most significant threats first.
4.Mitigation Strategies: We develop and implement robust mitigation strategies tailored to address specific cybersecurity risks. These strategies may include the deployment of technical controls, such as firewalls, intrusion detection systems, and encryption protocols, as well as the implementation of policies, procedures, and employee training programs to promote cybersecurity awareness and adherence to best practices.

Integration into Overall Risk Management System:

Our cybersecurity risk management processes are fully integrated into our overall risk management system and corporate governance framework. This integration ensures that cybersecurity considerations are embedded within our strategic decision-making processes and are aligned with our broader business objectives. By integrating cybersecurity into our overall risk management system, we promote a comprehensive approach to risk mitigation and resilience-building across the organization.

Engagement of Assessors, Consultants, and Auditors:

1.External Expertise: We recognize the value of external expertise in assessing and enhancing our cybersecurity posture. To complement the internal capabilities of our Chief Information Security Officer (“CISO”), Chief Technology Officer (“CTO”) and their team of professionals, we engage assessors, consultants, auditors, and other third-party experts with specialized knowledge in cybersecurity. These external stakeholders conduct independent assessments, penetration testing, vulnerability scans, and audits to evaluate the effectiveness of our cybersecurity controls and identify areas for improvement.
2.Continuous Improvement: The insights and recommendations provided by external assessors and consultants inform our ongoing efforts to strengthen our cybersecurity defenses. We prioritize the implementation of their recommendations, ensuring that our cybersecurity measures remain robust and adaptive to evolving threats.

Oversight of Third-Party Service Providers:

1.Vendor Risk Management: We recognize that third-party service providers may introduce additional cybersecurity risks to our organization. As such, we have established a vendor risk management program to assess and monitor the cybersecurity posture of our third-party vendors and partners.
2.Due Diligence: Prior to engaging with third-party service providers, we conduct due diligence assessments to evaluate their cybersecurity controls, practices, and compliance with industry standards and regulations. This due diligence process includes assessing the vendor's security policies, procedures, incident response capabilities, and contractual obligations related to cybersecurity.
3.Ongoing Monitoring: We continuously monitor the cybersecurity performance of our third-party vendors throughout the duration of our engagement. This includes regular assessments, audits, and compliance reviews to ensure that vendors adhere to agreed-upon cybersecurity standards and contractual obligations.
4.Remediation and Escalation: In the event that cybersecurity risks or deficiencies are identified within our third-party vendor ecosystem, we work collaboratively with the vendor to address and remediate these issues in a timely manner. Depending on the severity of the risk, we may escalate concerns to senior management or terminate the vendor relationship if necessary.

Governance

Our Board oversees material risks facing the Company. For some categories of risk, the Board has empowered a committee to provide more focused oversight. In the case of cybersecurity and technology risk, the Board’s Risk Committee has that responsibility.

The Risk Committee is informed of risks from cybersecurity threats through regular reports from the Company’s management, including our CISO and CTO. Our CISO and CTO, who are employees of our subsidiary NTS, oversee our cybersecurity risk management program. The CISO is chiefly responsible for developing, maintaining, and enforcing cybersecurity and cyber risk-related policies; ensuring the Company and its subsidiaries satisfy requirements of relevant regulations, industry standards, and third-party risk assessment requirements; keeping abreast of developing security threats, and helping both the Board and the Risk Committee understand potential security problems that might arise from the changing threat landscape; and overseeing and implementing regular security awareness training of all employees on cybersecurity, and supporting effective communication with users to limit security vulnerabilities. The CISO regularly reports to the Risk Committee, as well as the risk committee of the board of directors of Newtek Bank, on the state of our cybersecurity risk management program and provides updates on cybersecurity matters.

The Risk Committee also receives regular reports on how management identifies, assesses, and manages cybersecurity and broader technology risks. The Risk Committee reviews these reports and discusses them with management. The Risk Committee reports to the full Board on key aspects of management’s presentations on cybersecurity and broader technology risks. All members of the Board have access to written cybersecurity reports that are provided to the Risk Committee.

While our Board and Risk Committee oversee risk, our senior leadership is responsible for identifying, assessing, and managing our exposure to risks from cybersecurity threats. Accountability of our cybersecurity program is housed within our subsidiary NTS, which is led by our CTO. Reporting to our CTO is the CISO, the individual who provides day-to-day oversight of our cybersecurity program. Our CISO is responsible for assessing and managing material risks from cybersecurity threats, including monitoring the prevention, detection, mitigation and remediation of cybersecurity threats. Our CISO oversees a team that regularly communicates with respect to the prevention, detection, mitigation and remediation of cybersecurity threats and incidents. The CISO’s team consists of individuals that have knowledge, skills and expertise to respond to a cybersecurity incident. Our CISO coordinates with the Company’s and our subsidiaries’ executive officers relating to potentially material cybersecurity incidents and regularly discusses with the Risk Committee the effectiveness of the Company’s technology security, capabilities for disaster recovery, data protection, cyber threat detection and cyber incident response and management of technology-related compliance risks.

Our CISO is a Certified Information System Security Professional (CISSP) with decades of experience with technology in security, architecture, infrastructure and support in the financial, education, healthcare and verticals. He is a results driven leader who has managed multimillion dollar projects and solutions to successful completion. Our CTO has over 25 years of experience in enterprise technology services with expertise in managed services, private cloud, service operations, and security. He is committed to driving reliability of services while prioritizing robust security measures.

ITEM 2. PROPERTIES.
We conduct our principal business activities in facilities leased from unrelated parties at market rates. Our headquarters are located in Boca Raton, Florida. Our operating subsidiaries have properties which are material to the conduct of their business as noted below. In addition, our Capcos maintain offices in each of the states in which they operate.
Below is a list of our leased offices and space as of December 31, 2023 which are material to the conduct of our business:

Location	Lease expiration	Purpose	Approximate square feet

4800 T Rex Avenue Boca Raton, FL 33431	April 2026	Corporate headquarters and NSBF lending operations	7,800
1981 Marcus Avenue Lake Success, NY 11042	April 2027	Lending operations, corporate operations, NY Capco offices and subsidiaries’ offices	44,800
14 East Washington Street Orlando, FL 32801	Month to Month	Lending operations	1,700
1111 Brickell Avenue, Suite 135 Miami, Florida 33131	February 2027	Main office Newtek Bank	1,800

ITEM 3. LEGAL PROCEEDINGS.

Refer to “NOTE 14—COMMITMENTS AND CONTINGENCIES” within the accompanying Notes to the Consolidated Financial Statements, which is incorporated by reference herein. While the final outcomes of legal proceedings are inherently unpredictable, management is currently of the opinion that the outcomes of pending and threatened matters will not have a material effect on the Company’s business, consolidated financial position, results of operations or cash flows as a whole. As of December 31, 2023, the Company had accrued an immaterial reserve that we believe is appropriate to cover potential settlements.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is traded on the Nasdaq Global Market under the symbol “NEWT.” The last reported price for our common stock on March 28, 2024 was $11.00 per share.
Holders
As of March 28, 2024, there were approximately 89 holders of record of our common stock.

Sales of Unregistered Securities

We have issued shares of common stock that are not subject to the registration requirements of the Securities Act in connection with the DRIP. During the year ended December 31, 2023 and December 31, 2022, we issued 15,700 and 95,300 shares of common stock, respectively, valued at $0.2 million and $1.6 million, respectively, to shareholders in connection with the DRIP. On December 8, 2023, the Company terminated the DRIP.

We also issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with dividends on unvested restricted stock awards. During the years ended December 31, 2023 and December 31, 2022 we issued an additional 18,700 and 35,500 shares, respectively, valued at $0.3 million and $0.6 million, respectively, related to dividends on unvested restricted stock awards.

Dividends

The Company declared common dividends of $0.18 per share for the first, second, third and fourth quarters of 2023. The Company’s ability to continue to pay common stock dividends is subject to, among other things, Board approval and limitations on capital distributions in the event of a breach of any regulatory capital buffers, with the degree of such restrictions based on the extent to which the buffers are breached.

We can offer no assurance that we will achieve results that will permit the payment of any cash distributions. See “Item 1. Business.”

Prior to our 2023 taxable year, when the Company operated as a RIC, we were required to timely distribute to our shareholders, in respect of each taxable year, dividends for U.S. federal income tax purposes of an amount generally at least equal to the Annual Distribution Requirement. Upon satisfying this requirement in respect of a taxable year, we generally were not subject to U.S. federal income taxes at corporate rates on any income we distributed to our shareholders as dividends for U.S. federal income tax purposes.

The following table summarizes our dividend declarations and distributions from January 1, 2019 through December 31, 2022, after which the Company no longer operates as a RIC:

Record Date	Payment Date	Distribution Declared
March 15, 2019	March 29, 2019	$0.40
June 14, 2019	June 28, 2019	$0.46
September 20, 2019	September 30, 2019	$0.58
December 16, 2019	December 30, 2019	$0.71
March 18, 2020	March 31, 2020	$0.44
July 15, 2020	July 31, 2020	$0.56
September 21, 2020	September 30, 2020	$0.58
December 18, 2020	December 30, 2020	$0.47
March 22, 2021	March 31, 2021	$0.50
June 15, 2021	June 30, 2021	$0.70
September 20, 2021	September 30, 2021	$0.90
December 20, 2021	December 30, 2021	$1.05
March 21, 2022	March 31, 2022	$0.65
June 20, 2022	June 30, 2022	$0.75
September 20, 2022	September 30, 2022	$0.65
December 20, 2022	December 30, 2022	$0.70

The Company has a stock-based compensation plan as discussed in NOTE 15—STOCK BASED COMPENSATION. Securities authorized for issuance under equity compensation plans as of December 31, 2023:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	None	None	2,257,528 shares

Equity compensation plans not approved by security holders	None	None	None

Stock Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the NASDAQ Composite Index, the Russell 2000, and S&P Small Cap 600 for the period from December 31, 2018 through December 31, 2023. The graph assumes that, on January 1, 2019, a person invested $100 in each of our common stock, the Nasdaq Composite, S&P 500 Index, Russell 2000 and S&P Small Cap 600. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.
Source: Bloomberg
ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction and Certain Cautionary Statements
The following discussion and analysis of our financial condition and results of operations is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company together with its subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes as well as Item 1 - Business.
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

Executive Overview

Conversion to a Financial Holding Company

As of January 6, 2023, we are a financial holding company that, together with our consolidated subsidiaries, provides a wide range of business and financial solutions under the NewtekOne® brand to the independent business owner market. Effective January 6, 2023, following authorization by our shareholders, we withdrew our previous election to be regulated as a BDC under the 1940 Act. Prior to such time, we operated as a BDC under the 1940 Act. Contemporaneously with withdrawing our election to be regulated as a BDC, on January 6, 2023, we completed the Acquisition of NBNYC, a national bank regulated and supervised by the OCC, pursuant to which we acquired from NBNYC’s shareholders all of the issued and outstanding stock of NBNYC. NBNYC has been renamed Newtek Bank and has become our wholly owned bank subsidiary. In connection with the completion of the Acquisition, we contributed to Newtek Bank $31 million of cash and two of our subsidiaries, NBL and SBL (subsequently, NBL was merged into SBL). As a result of the Acquisition, we are now a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. We no longer qualify as a RIC under Subchapter M of the Code for federal income tax purposes and will no longer qualify for accounting treatment as an investment company. As a result, in addition to Newtek Bank and its consolidated subsidiary SBL, the following former portfolio companies and subsidiaries are now consolidated non-bank subsidiaries in our financial statements: NSBF; NMS; Mobil Money; NBC; PMT; NIA; TAM; Holdco 6; NCL; NTS and POS. In addition, as a result of commitments made to the Federal Reserve, we will divest or otherwise terminate the activities conducted by NTS, which includes SIDCO and EWS after a December 31, 2023 merger, within two years of becoming a financial holding company, subject to any extension of the two-year period. See “Item 1A. Risk Factors – Risks Related to Operating as a Financial Holding Company – We are subject to extensive regulation and supervision as a financial holding company, which may adversely affect our business.”

Effective January 13, 2023, we filed Articles of Amendment amending our Charter to change the name of the Company to “NewtekOne, Inc.”

On April 13, 2023, the Company, NSBF and the SBA entered into the Wind-down Agreement, pursuant to which NSBF has begun to wind-down its operations and NSBF’s SBA 7(a) pipeline of new loans was transitioned to Newtek Bank. During this wind-down process, NSBF will continue to own the SBA 7(a) loans and PPP Loans currently in its SBA loan portfolio to maturity, liquidation, charge-off or (subject to SBA’s prior written approval) sale or transfer. SBL will service and liquidate NSBF’s SBA loan portfolio pursuant to an SBA approved lender service provider agreement. In addition, during the wind-down process, NSBF will be subject to minimum capital requirements established by the SBA, be required to continue to maintain certain amounts of restricted cash available to meet any obligations to the SBA, have restrictions on its ability to make dividends and distributions to the Company, and remain liable to the SBA for post-purchase denials and repairs on the guaranteed portions of SBA 7(a) loans originated and sold by NSBF, from the proceeds generated by NSBF’s SBA loan portfolio. The Company has guaranteed certain of NSBF’s obligations to the SBA.

Historical Business Regulation and Taxation

Prior to January 6, 2023, we operated as an internally managed non-diversified closed-end management investment company that elected to be regulated as a BDC under the 1940 Act. As a BDC, under the 1940 Act, we were not permitted to acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets, and we were not permitted to issue senior securities unless the ratio of its total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, was at least 150%. As of December 31 2022, our asset coverage was 169%. Although we are no longer regulated as a BDC, certain covenants in our outstanding 2024 and 2026 Notes require us to maintain an asset coverage of at least 150% as long as the 2024 and 2026 Notes are outstanding. See “Item 1A. Risk Factors – Risks Related to Our Notes – We are subject to 150% asset coverage requirements due to covenants contained in the indentures under which the 2024 and 2026 Notes were issued”.

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

The Company and its subsidiaries no longer qualify as a RIC for U.S. federal income tax purposes and will file a consolidated U.S. federal income tax return beginning with the 2023 fiscal year. Financial holding companies are subject to federal and state income taxes in essentially the same manner as other corporations. Taxable income is generally calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the “Code”), including Sections 581 through 597 that apply specifically to financial institutions. Some modifications are required by state law and the 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). Among other things, the Tax Act (i) established a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allowed the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limited the deduction for net interest expense incurred by U.S. corporations, (iv) allowed businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminated or reduced certain deductions related to meals and entertainment expenses, (vi) modified the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarified the definition of a covered employee and (vii) limited the deductibility of deposit insurance premiums. There can be no assurance as to the actual effective rate because it will be dependent upon the nature and amount of future income and expenses as well as actual investments generating investment tax credits and transactions with discrete tax effects.

From 2012 through December 31, 2022, NSBF, a wholly-owned subsidiary, was consistently the largest non-bank SBA 7(a) lender in the U.S. based on dollar volume of loan approvals, and, as of December 31, 2022, was the third largest SBA 7(a) lender in the United States. When combining Newtek Bank and NSBF, the Company ranked as the third largest SBA 7(a) lender based on dollar volume of loans approved as of September 30, 2023, which is the SBA's fiscal year. Historically, NSBF structured its loans so that it could both sell the government guaranteed portions of SBA 7(a) loans and securitize the unguaranteed portions. This structure generally allowed NSBF to recover its capital and earn excess capital on each loan, typically within a year. NSBF is in the process of winding down its operations and in April 2023 transitioned SBA 7(a) loan originations to Newtek Bank. NSBF will continue to own the 7(a) Loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off or (subject to SBA’s prior written approval) sale or transfer pursuant to the Wind-down Agreement and as described further above.

Additionally, we and our subsidiaries have historically provided a wide range of business and financial solutions to independent business owner relationships, including Business Lending, which includes SBA 7(a) loans, SBA 504 loans and our alternative lending program loans (formerly referred to as nonconforming conventional loans), Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), Technology Consulting, eCommerce, Accounts Receivable and Inventory Financing, personal and commercial lines Insurance Services, Web Services, Data Backup, Storage and Retrieval, and Payroll and Benefits Solutions to independent business owner relationships nationwide across all industries. We support the operations of our subsidiaries by providing access to our proprietary and patented technology platform, including NewTracker®, our patented prospect management software. We have historically defined SMBs as companies having revenues of $1 million to $100 million, and we have generally estimated the SMB market to be over 33 million businesses in the United States. We have historically made loans and provided business and financial solutions to the SMB market through NSBF and our controlled portfolio companies (now subsidiaries). In addition, the Company has begun to rollout the Newtek Advantage®, the One Dashboard for All of Your Business Needs®, which provides independent business owners with instant access to a team of NewtekOne business and financial solutions experts in the areas of Business Lending, Electronic Payment Processing, Managed Technology Solutions, personal and commercial lines Insurance Services and Payroll and Benefits Solutions. Moreover, we believe that the Newtek Advantage can provide our independent business owner clients with analytics on their businesses, as well as transactional capabilities that other organizations do not presently offer.

Following the Acquisition, there can be no assurance regarding our continued lending prospects or operations as a financial holding company. See “Item 1A. Risk Factors – Risks Related to Operating as a Financial Holding Company – We have a limited operating history as a financial holding company.”

Our common shares are currently listed on the Nasdaq Global Market under the symbol “NEWT”.

Newtek Bank is a national bank and nationally licensed SBA lender under the federal Section 7(a) loan program, and originates, sells and services SBA 7(a) loans. Newtek Bank has been granted PLP status and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender with PLP status allows Newtek Bank to expedite the origination of loans since Newtek Bank is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status would adversely impact our marketing efforts and ultimately our loan origination volume, which would negatively impact our results of operations. See “Item 1A. Risk Factors - Risks Related to SBA Lending - There can be no guarantee that Newtek Bank and NSBF will be able to maintain their SBA 7(a) lending licenses” and “Item 1A. Risk Factors - Risks Related to SBA Lending - A governmental failure to fund the SBA could adversely affect NSBF’s and Newtek Bank’s SBA 7(a) loan originations and our results of operations.”

Economic Developments

We have observed and continue to observe supply chain interruptions, significant labor and resource shortages, commodity inflation, rising interest rates, unrelated bank failures and declines in depositor confidence in certain types of depository institutions. Additionally geopolitical events, such as trade disruptions, the ongoing war between Russia and Ukraine, the Israel conflict with Hamas, rising tensions in Asia, and elements of economic and financial market instability in the United States, the United Kingdom, the European Union and China have led to increased economic uncertainty. One or more of these factors may contribute to increased market volatility, may have long term effects in the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Additionally, in the event that the U.S. economy enters into a protracted recession, it is possible that the businesses and industries in which our customers operate and to which we lend to could experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. While we are not seeing signs of an overall, broad deterioration in our operating results at this time, there can be no assurance that the performance of certain of our subsidiaries and our current and prospective borrowers will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

In addition, concerns have arisen with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors, large portfolios of investment securities and exposures to commercial real estate. On March 10, 2023 Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation was appointed receiver of Silicon Valley Bank. On March 11, 2023, Signature Bank was similarly closed and placed into receivership and concurrently the Federal Reserve Board announced it will make available additional funding to eligible depository institutions to assist eligible banking organizations with potential liquidity needs. Subsequently, First Republic Bank entered FDIC receivership and its assets were sold to JPMorgan Chase Bank, N.A. While the Company’s business, balance sheet and depositor profile differ substantially from banking institutions that are the focus of the greatest scrutiny, the operating environment and public trading prices of financial services sector securities can be highly correlated, in particular in times of stress, which may adversely affect the trading price of the Company’s common stock and potentially its results of operations.

Income

For the fiscal year ended December 31, 2023, we generated income in the form of interest, net gains on sale of the guaranteed portions of SBA 7(a) loans originated, dividends, electronic payment processing income, technology and IT support income, servicing income, and other fee income generated by loan originations and by our subsidiaries. We originated loans that typically have terms of 10 to 25 years and bear interest at prime plus a margin. In some instances, we received payments on our loans based on scheduled amortization of the outstanding balances. In addition, we received repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments fluctuated significantly from period to period. Our portfolio activity for the fiscal year ended December 31, 2023 also reflects the proceeds of sales of guaranteed portions of SBA 7(a) loans we originated. In addition, we received servicing income related to the guaranteed portions of SBA 7(a) loans which we originated and sold into the secondary market. These recurring fees were earned daily and recorded when earned. In addition, we generated revenue in the form of loan packaging, loan prepayment, legal and late fees. We recorded such fees related to loans as other income. Distributions of earnings from our joint ventures were evaluated to determine if the distribution was income, return of capital or realized gain.

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

Expenses

For the fiscal year ended December 31, 2023, our primary operating expenses were salaries and benefits, interest expense including interest on deposits, electronic payment processing expense, technology services expenses, origination and servicing and other general and administrative costs, such as professional fees, marketing, referral fees, servicing costs and rent.
The Company’s Alternative Lending Program (Non-Conforming Conventional Commercial Loan Program)

NCL JV: In 2019, we launched a 50/50 joint venture, NCL JV, between NCL, a wholly-owned subsidiary of Newtek, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq:TCPC). NCL JV provided non-conforming conventional commercial and industrial term loans to U.S. middle-market companies and small businesses. NCL JV ceased funding new loans during 2020. On January 28, 2022, NCL JV closed a conventional commercial loan securitization with the sale of $56.3 million Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL JV’s portfolio of conventional commercial business loans, including loans secured by liens on commercial or residential mortgaged properties, originated by NCL JV and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay the Deutsche Bank credit facility and return capital to the NCL partners. Refer to NOTE 4—INVESTMENTS for selected financial information and a schedule of investments of NCL as of December 31, 2023.

TSO JV: On August 5, 2022, NCL and TSO II Booster Aggregator, L.P. (“TSO II”) entered into a joint venture, TSO JV, governed by the Amended and Restated Limited Partnership Agreement for the TSO JV. NCL and TSO II each committed to contribute an equal share of equity funding to the TSO JV and each have equal voting rights on all material matters. The TSO JV intends to deploy capital over the course of time with additional leverage supported by a warehouse line of credit for the purpose of investing in non-conforming conventional commercial and industrial term loans made to middle-market companies as well as small businesses. Refer to NOTE 4—INVESTMENTS for selected financial information and a schedule of investments of TSO JV as of December 31, 2023.

Results of Operations for the years ended December 31, 2023 and 2022

Set forth below is a comparison of the results of operations for the years ended December 31, 2023 and 2022, during which years the Company operated as both a financial holding company and a BDC. For a comparison of the results of operations for the years ended December 31, 2022 and 2021, see the Company's Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 15, 2023.

Discussion and Analysis of Financial Condition

December 31, 2023 vs. December 31, 2022

The changes in the financial statement line items from December 31, 2022 to December 31, 2023 are impacted by the Company’s transition to a financial holding company. Controlled investments have been removed from the balance sheet and replaced with the consolidated assets, liabilities and profits and losses of the former portfolio companies, as well as the addition of Newtek Bank subsequent to the January 6, 2023 acquisition of NBNYC.

ASSETS

Total assets at December 31, 2023 were $1.4 billion, an increase of $430.6 million, or 43.1%, compared to total assets of $1.0 billion at December 31, 2022.

Loans

	December 31, 2023	December 31, 2022	Change
Loans held for sale, at fair value	$118,867	$19,171	$99,696
Loans held for sale, at LCM	56,607	—	56,607
Loans held for investment, at fair value	469,801	505,268	(35,467)
Loans held for investment, at amortized cost, net of deferred fees and costs	336,305	—	336,305
Allowance for credit losses	(12,574)	—	(12,574)
Loans held for investment, at amortized cost, net	323,731	—	323,731
Total Loans	$969,006	$524,439	$444,567

Loans held for sale

Loans held for sale, at fair value increased $99.7 million during the year ended December 31, 2023, while loans held for sale, at LCM increased $56.6 million during the same period. The overall increase was primarily the result of the consolidation of entities that were previously controlled portfolio companies that hold loans, as well as new loan originations, during 2023.

Loans held for investment

At Fair value: Loans held for investment, at fair value was $469.8 million at December 31, 2023 compared to $505.3 million at December 31, 2022. The balance consists primarily of SBA 7(a) loans as well as $7.1 million of loans that the Company owns 100% as a result of originating the loan and subsequently repurchasing the guaranteed portion from the SBA. As discussed above, as of January 6, 2023, the Company operates as a financial holding company. Prior to that, we operated as a BDC. As a result of the required accounting methodology changes, we prospectively adjusted the treatment of certain loans originated by NSBF between the held for investment and held for sale categories, resulting in the decrease from December 31, 2022 to December 31, 2023.

At Amortized Cost: Loans held for investment, at amortized cost consists of Newtek Bank loans acquired as part of the Acquisition as well as new originations in 2023, which contributed to a net increase of $336.3 million in loans.

Credit Quality: The following table presents an analysis of loans held for investment with credit metrics, including a breakdown by days aged:

Credit Quality Ratios	December 31, 2023		September 30, 2023		June 30, 2023		March 31, 2023
	$	%	$	%	$	%	$	%
At Amortized Cost
Current	$326,036	96.9%	$274,930	97.6%	$213,938	97.9%	$163,487	98.0%
Past Due 31-89 Days	4,896	1.5%	1,401	0.5%	1,271	0.6%	—	—%
Nonaccrual loans	5,373	1.6%	5,256	1.9%	3,350	1.5%	3,350	2.0%
Total	336,305	100.0%	281,587	100.0%	218,559	100.0%	166,837	100.0%
Allowance for credit losses	(12,574)	3.7%	(8,209)	2.9%	(4,764)	2.2%	(2,189)	1.3%

At Fair Value
Current	$385,172	81.9%	$420,673	85.4%	$448,788	87.6%	$450,846	84.6%
Past Due 31-89 Days	$36,455	7.8%	$29,743	6.0%	$24,530	4.8%	$42,197	7.9%
Nonaccrual loans	$48,174	10.3%	$42,571	8.6%	$39,100	7.6%	$39,745	7.5%
Total	$469,801	100.0%	$492,987	100.0%	$512,418	100.0%	$532,788	100.0%
Past due and nonaccrual loans as % of Outstanding UPB	$84,629	75.2%	$72,314	76.0%	$63,630	73.1%	$81,942	76.8%

Nonperforming Assets, as a percentage of total assets
Loans HFI, at amortized cost	$5,373	0.4%	$5,256	0.4%	$3,350	0.2%	$3,350	0.3%
Loans HFI, at fair value	48,174	3.3%	42,571	3.0%	39,100	2.7%	39,745	3.1%
Other real estate owned	1,110	0.1%	2,828	0.2%	3,612	0.3%	3,516	0.3%
Total Nonperforming Assets	$54,657	3.8%	$50,655	3.6%	$46,062	3.2%	$46,611	3.7%

Other Statistics
All Loans HFI 90 days past due still accruing interest	$—	—%	$—	—%	$—	—%	$—	—%

Commercial real estate exposure

The Company’s loan portfolio consists of loans to SMBs. The Company’s Loans HFI at amortized cost and Loans HFS at LCM include a total of $194.0 million of loans backed by commercial real estate (CRE) and considered non-owner occupied as of December 31, 2023. The average loan-to-value for this CRE portfolio was 60.8%. The table below presents a detail of the loans considered non-owner occupied CRE that are not carried at fair value:

	As of December 31, 2023
	HFI at Amortized Cost, net of deferred fees and costs	HFS at LCM	Total	LTV by CRE Type
Loans not backed by CRE	$203,405	$—	$203,405
Loans backed by CRE	132,900	56,607	189,507
Total loans	336,305	56,607	392,912

Loans backed by CRE by type:
Retail	$40,400	$—	$40,400	49.7%
1-4 Family	31,700	—	31,700	57.6%
Multifamily	29,800	—	29,800	51.3%
Industrial	23,400	—	23,400	47.3%
Office	4,100	—	4,100	48.9%
Construction and land development[1]	—	51,907	51,907	83.1%
Hotel	—	4,700	4,700	55.3%
Other	3,500	—	3,500	52.8%
Total Loans backed by CRE	$132,900	$56,607	$189,507	60.3%

Unfunded commitments backed by CRE:
Construction and land development[1]	—	4,493	4,493	83.1%

Total CRE Exposure	$132,900	$61,100	$194,000	60.8%
1 Construction land development includes first and second lien loans. The LTD on first lien is generally 65%. Second liens are typically taken out by the SBA following project completion.

Goodwill and Intangibles

	December 31, 2023
	Goodwill	Intangible Assets	Total
NBNYC acquisition	$271	$843	$1,114
Payments segment	13,814	13	$13,827
Technology segment	11,800	3,379	$15,179
Total	$25,885	$4,235	$30,120

The Company did not have any goodwill or intangibles as of December 31, 2022, prior to the Acquisition. The $30.1 million increase in goodwill and intangible assets consists of $1.1 million relating to the Acquisition of Newtek Bank itself, as well as $13.8 million and $15.2 million from the payments and technology segments, respectively, due to the consolidation of previously unconsolidated portfolio companies that include goodwill and intangibles, such as customer lists and trade names, due to the Company’s reorganization related to the Acquisition.

Settlement Receivable

Settlement receivables increased $62.2 million compared to December 31, 2022. The settlement receivable arises from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settle during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end.

LIABILITIES

Total liabilities at December 31, 2023, were $1.2 billion, an increase of $556.9 million, or 89.3%, compared to total liabilities of $623.5 million at December 31, 2022.

Deposits

Total deposits were $463.5 million at December 31, 2023, consisting of $10.1 million in non-interest bearing deposits and $453.5 million in interest bearing deposits. The Company did not have any deposits as of December 31, 2022, prior to the Acquisition.

Borrowings

Borrowings Outstanding	December 31, 2023	December 31, 2022	Change
Capital One Lines of Credit:
Capital One line of credit - guaranteed[1]	$—	$10,500	$(10,500)
Capital One line of credit - unguaranteed[1]	—	45,385	(45,385)
Total Capital One	—	55,885	(55,885)
Other Bank Borrowings[2]:
Webster NMS Note	36,628	—	36,628
SPV I Capital One Facility	16,080	—	16,080
SPV II Deutsche Bank Facility	6,799	—	6,799
SPV III One Florida Bank Facility	257	—	257
FHLB Advances	23,184	—	23,184
Total Lines of Credit	82,948	—	82,948

Parent Company Notes due 2024, 2025, 2026, and 2028[2]:
2024 5.75% Notes	38,124	37,903	221
2025 5.00% Notes	29,563	29,306	257
2025 8.125% Notes	49,433	—	49,433
2026 5.50% Notes	113,564	112,846	718
2028 8.00% Notes	38,378	—	38,378
Total 2024, 2025, 2026, and 2028 Notes	269,062	180,055	89,007

Notes Payable - Securitization Trusts[2]	292,112	279,136	12,976

Notes Payable - Related Parties	—	24,250	(24,250)

Total	$644,122	$539,326	$104,796
(1) On October 2, 2023, the Company paid off and terminated the NSBF Capital One facility for both guaranteed and unguaranteed loans. Total combined commitments of the guaranteed and unguaranteed lines of credit were $150.0 million at December 31, 2022.
(2) Net of deferred financing costs.

Borrowings were $644.1 million at December 31, 2023 compared to $539.3 million at December 31, 2022. This increase was primarily due to an additional $13.0 million of notes payable-securitization trusts, including the 2023 securitization, consolidating $82.9 million of bank borrowings from newly consolidating entities, $49.4 million of newly issued 2025 8.125% Notes, and $38.4 million of newly issued 2028 Notes. These increases were partially offset by a $55.9 million reduction on our Capital One lines of credit, and the elimination in consolidation of a prior year related party note payable.

Deferred Taxes
In connection with the Company’s conversion to a financial holding company during the first quarter of 2023, the $19.2 million in net deferred tax liabilities as of December 31, 2022, stemming from the Company’s valuation of its investments in former portfolio companies through net unrealized gains and losses were removed. Upon consolidating the assets and liabilities of the portfolio companies, the deferred tax assets and liabilities representing the cumulative timing differences between book and tax were recorded, to the extent such assets or liabilities give rise to taxable income or expense in future periods. The Company also recognized deferred tax assets on net operating loss (NOL) carryforwards upon consolidation. The Company evaluated all NOLS for a valuation allowance and determined that none were required.

Results of Operations

Comparison of the years ended December 31, 2023 and 2022

Summary

For the year ended December 31, 2023, the Company reported net income of $47.33 million, or $1.89 per basic and $1.88 per diluted share, compared to net income of $32.31 million, or $1.34 per basic and diluted share, for the year ended December 31, 2022, respectively.

The increase in net income was attributable to the following items:

	Year Ended December 31,
	2023	2022	Change
Net interest income after provision for credit losses	$14,930	$12,292	$2,638
Noninterest income	176,772	92,878	83,894
Noninterest expense	146,329	66,395	79,934
Net income before taxes	45,373	38,775	6,598
Income tax (benefit)/expense	(1,956)	6,464	(8,420)
Net income	$47,329	$32,311	$15,018

Net Interest Income

	Year Ended December 31,
	2023	2022	Change
Interest income
Debt securities available-for-sale	$1,518	$—	$1,518
Loans and fees on loans	84,001	35,696	48,305
Interest from affiliates	—	2,921	(2,921)
Other interest earning assets	8,854	—	8,854
Total interest income	94,373	38,617	55,756
Interest expense
Deposits	15,849	—	15,849
Notes and securitizations	40,217	21,780	18,437
Bank and FHLB borrowings	11,673	3,998	7,675
Notes payable related party	—	547	(547)
Total interest expense	67,739	26,325	41,414
Net interest income	26,634	12,292	14,342
Provision for credit losses	11,704	—	11,704
Net interest income after provision for credit losses	$14,930	$12,292	$2,638

Interest Income
Loans and fees on loans: The $48.3 million increase in interest income on the Company’s loan portfolio was attributable to an increase in interest rates as well as the average outstanding accrual portfolio of loans held for investment increasing to $552.3 million from $482.6 million for the years ended December 31, 2023 and 2022, respectively. The increase in the average outstanding accrual loan portfolio resulted from the origination of new SBA 7(a) loans period over period as well as the increase in our loan portfolio due to the Acquisition, coupled with an increase in our total commercial loan originations in 2023 compared to 2022.
Other interest earning assets: The $8.9 million increase in interest income from other interest earnings assets was attributable to rising interest rates on cash and due from banks as well as interest bearing deposits in banks subsequent to the Acquisition that resulted in Newtek Bank earning interest on Federal Reserve Bank cash deposits.
Interest Expense
The following is a summary of interest expense by facility for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31, 2023	December 31, 2022	Change
Deposits[1]	$15,849	$—	$15,849
Notes and securitizations:
Notes payable - Securitization Trusts	23,469	10,641	12,828
2024 Notes	2,421	2,424	(3)
2025 6.85% Notes[2]	—	379	(379)
2025 5.00% Notes	1,757	1,294	463
2025 8.125% Notes[3]	4,335	—	4,335
2026 Notes	7,043	7,042	1
2028 Notes[4]	1,192	—	1,192
Bank and FHLB Borrowings:
Bank notes payable	10,995	3,998	6,997
FHLB Advances	678	—	678
Notes payable - related party	—	547	(547)
Total interest expense	$67,739	$26,325	$41,414
(1) Includes the interest-bearing deposit liabilities of NYNBC acquired on January 6, 2023, and the deposits added by Newtek Bank during the year ended December 31, 2023
(2) On May 2, 2022, the Company redeemed all $15.0 million in aggregate principal amount of the 2025 6.85% Notes at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from February 28, 2022 through, but excluding, the redemption date.
(3) On January 23, 2023, the Company completed a private placement offering of $50.0 million aggregate principal amount of 8.125% notes due 2025. The Notes will mature on February 1, 2025. The Notes bear interest at a rate of 8.125% per year, payable semiannually on February 1 and August 1 each year, commencing on August 1, 2023.
(4) On August 31, 2023, the Company completed a public offering of $40.0 million aggregate principal amount of 8.00% notes due 2028. The Notes will mature on September 1, 2028. The Notes bear interest at a rate of 8.00% per year, payable quarterly on March 1, June 1, September 1, and December 1 each year, commencing on December 1, 2023.

The increase in interest expense period over period is primarily from additional interest expense on the Notes payable - Securitization Trusts of $12.8 million, Bank notes payable of $7.0 million, 2025 8.125% Notes of $4.3 million, and 2028 8.00% Notes of $1.2 million related to an increase in the average outstanding balance and interest rates period over period, as well as the consolidation of additional subsidiaries associated with the Company’s withdrawal of its election to be treated as a BDC, which added $82.9 million in additional borrowings to the Company’s balance sheet as of December 31, 2023. The Company also completed a securitization in June 2023, resulting in an additional $93.8 million of borrowings as of December 31, 2023. Additionally, in conjunction with the Acquisition and transition to a financial holding company, the Company now holds deposit liabilities with interest-bearing deposits contributing to the increase in interest expense at December 31, 2023 of $15.8 million.

Provision for Credit Losses
The provision for loan and lease credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the ACL on loans at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan portfolio.
For the year ended December 31, 2023, there was a provision for loan credit losses of $11.7 million. There was no provision for credit losses for the same period in 2022 due to the change in accounting methodology related to the conversion to a financial holding company.
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

	For the year ended December 31, 2023
	Average Balance	Interest	Average Yield / Rate
Interest-earning assets:
Interest-earning balances in other banks	$186,566	$8,854	4.75%
Investment securities	31,958	1,518	4.75
Loans held for sale	120,598	17,085	14.17
Loans held for investment	783,808	66,916	8.54
Total interest-earning assets	1,122,930	94,373	8.40
Less: Allowance for credit losses on loans	(3,619)
Noninterest earning assets	197,612
Total assets	$1,316,923

Interest-bearing liabilities
Demand	$23,973	$31	0.13%
Savings, Super NOW	143,589	7,187	5.01
Money Market	22,083	1,052	4.76
Time	168,912	7,579	4.49
Total deposits	358,557	15,849	4.42
Borrowings	674,687	51,890	7.69
Total interest-bearing liabilities	1,033,244	67,739	6.56
Noninterest-bearing deposits	531
Noninterest-bearing liabilities	60,524
Shareholders’ equity	222,624
Total liabilities and shareholders' equity	$1,316,923
Net interest income and interest rate spread		$26,634	1.85%
Net interest margin			2.37%
Ratio of average interest-earning assets to average interest bearing liabilities			108.68%

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

	For the year ended December 31, 2023
	2023 vs. 2022
	Increase (Decrease) Due to
	Rate	Volume[1]	Total
Interest income:
Interest-earning balances in other banks	$6,192	$2,402	$8,594
Investment securities	—	1,518	1,518
Loans held for sale	26,759	(36,250)	(9,491)
Loans held for investment	10,894	44,241	55,135
Total interest income	43,845	11,911	55,756

Interest expense:
Demand	—	31	31
Savings, Super NOW	—	7,187	7,187
Money Market	—	1,052	1,052
Time	—	7,579	7,579
Borrowings	15,553	10,012	25,565
Total interest expense	15,553	25,861	41,414
Net interest income	$28,292	$(13,950)	$14,342
(1) Includes income and expense associated with the Acquisition of NBNYC on January 6, 2023, and the associated withdrawal of the election to be treated as a BDC.

Noninterest Income

	Year ended December 31,		2023/2022 Increase/(Decrease)
	2023	2022	Amount	Percent
Dividend income	$1,757	$24,657	$(22,900)	(92.9)%
Loan servicing asset revaluation	(3,549)	(10,095)	6,546	64.8
Servicing income	18,289	13,698	4,591	33.5
Net gains on sales of loans	50,734	56,901	(6,167)	(10.8)
Net gain (loss) on loans under the fair value option	18,008	(26,504)	44,512	167.9
Technology and IT support income	24,916	—	24,916	—
Electronic payment processing income	42,855	—	42,855	—
Other noninterest income	23,762	34,221	(10,459)	(30.6)
Total noninterest income	$176,772	$92,878	$83,894	90.3%

Dividend Income

For the year ended December 31, 2022, dividend income was mainly dependent on the earnings of our joint ventures. On January 6, 2023, the Company completed the previously announced Acquisition and converted to a financial holding company. See NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION. The controlled portfolio companies have become consolidating subsidiaries of the Company in 2023 and therefore, under the new organizational structure, their profits and losses are consolidated within the statement of operations instead of in the form of dividend income going forward.

Loan Servicing Asset Revaluation
The Company accounts for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company and Newtek Bank earn servicing fees from the guaranteed portions of SBA 7(a) loans they originate and sell. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgement is required to estimate the fair value of servicing assets and, as such, these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life and impairment is recorded to the extent the amortized cost exceeds the asset’s FV.
The increase in loan servicing asset revaluation is due to the increase in the total portfolio of investments for which we earn servicing income period over period.
Servicing Income, Net of Amortization
The increase in servicing income was related to an increase of $238.9 million in the average total loan portfolio for which we earn servicing income period over period.

Net Gains on Sales of Loans

Net gains on sales of loans for the years ended December 31, 2023 and 2022 were $50.7 million and $56.9 million, respectively.

	Year Ended
	December 31, 2023	December 31, 2022
	$ Amount	$ Amount
Realized gains recognized on sale of SBA loans	$74,617	$73,530
Realized losses recognized on sale of SBA loans	(23,883)	(16,629)
Net gains on sales of loans	$50,734	$56,901

	Year Ended
	December 31, 2023		December 31, 2022
	# of Loans	$ Amount	# of Loans	$ Amount
SBA loans originated	1,812	$814,406	1,215	$775,572
SBA guaranteed loans sold	1,723	607,560	1,132	630,028
Average sale price as a percent of principal balance[1]		110.20%		109.71%
(1) Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflect amounts net of split with the SBA.

For the year ended December 31, 2023, the average sale price as a percent of principal balance was 110.20% compared to 109.71% for the prior period. The modest increase in sales prices in 2023 resulted from an improved yield profile of the SBA 7(a) loans in comparison to other short term government guaranteed investment alternatives. The reduction in overall net gains on sales of loans resulted from lower volumes of sales compared to the prior year.

During the wind-down of NSBF’s operations, NSBF will be required to continue to own its SBA 7(a) loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval) sale or transfer. In addition, NSBF will be required to continue to service and liquidate its SBA Loan Portfolio, including processing forgiveness and loan reviews for PPP Loans pursuant to an SBA approved lender service provider agreement with SBL. The Company will continue to measure NSBF’s SBA 7(a) loan portfolio at fair value until the portfolio is completely runoff. The Company will report both realized and unrealized gains and losses relating to the fair value adjustments on the legacy NSBF SBA 7(a) portfolio.

Net Gain (Loss) on Loans Accounted for under the Fair Value Option

Net gains (losses) on loans accounted for under the fair value option amounted to $18.0 million and $(26.5) million for the year ended December 31, 2023 and 2022, respectively.

	For the year ended
	December 31, 2023	December 31, 2022	Change
SBA 7(a) Unguaranteed Loans	$14,765	$(19,972)	$34,737
SBA 7(a) Guaranteed Loans	(688)	(6,532)	5,844
SBA 504 and Non-SBA Loans	3,931	—	3,931
Net Gain (Loss) on Loans Accounted for Under the Fair Value Option	$18,008	$(26,504)	$44,512

Net gain (loss) on loans accounted for under the fair value option relates to guaranteed portions of SBA loans made which the Company sells into a secondary market. Unrealized appreciation of SBA guaranteed investments represents the fair value adjustment of guaranteed portions of loans which have not yet been sold. Unrealized depreciation represents the reversal of unrealized appreciation when the guaranteed portions of the SBA 7(a) loans are sold. The amount of the unrealized appreciation (depreciation) is determined by the quantity of guaranteed loans held for sale at quarter end, as well as the change in secondary market pricing conditions. During the year ended December 31, 2023, there was an increase in the gain-on-sale pricing as compared to the prior period.

Technology and IT Support Income and Electronic Payment Processing Income

In connection with the Acquisition and the withdrawal of the election to be treated as a BDC, noninterest income for the year ended December 31, 2023, included technology and IT support income, as well as electronic payment processing income the Company generated in the ordinary course of business.

Non-Interest Expense

	Year ended December 31,		2023/2022 Increase/(Decrease)
	2023	2022	Amount	Percent
Technology services expense	$14,272	$—	$14,272	—%
Electronic payment processing expense	18,327	—	18,327	—
Salaries and employee benefits expense	65,708	20,186	45,522	225.5
Professional services expense	13,077	7,134	5,943	83.3
Other loan origination and maintenance expense	9,433	30,746	(21,313)	(69.3)
Depreciation and amortization	2,884	239	2,645	1,106.7
Loss on extinguishment of debt	271	417	(146)	(35.0)
Other general and administrative costs	22,357	7,673	14,684	191.4
Total other expense	$146,329	$66,395	$79,934	120.4%

Salaries and Benefits

The increase in salaries and benefits was primarily attributable to the change in reporting associated with the Acquisition and the withdrawal of the election for the Company to be treated as a BDC on January 6, 2023. As such, the salaries and benefits of entities that were not previously consolidated are now included in the Company’s expense for the year ended December 31, 2023.

Technology Services Expenses

In connection with the Acquisition and the withdrawal of the election to be treated as a BDC, noninterest expense for the year ended December 31, 2023, includes technology services expenses that the Company incurred in the ordinary course of business. Expenses for the year ended December 31, 2023, consist of expenses associated with web hosting and IT support of $14.3 million.

Electronic Payment Processing Expenses

In connection with the Acquisition and the withdrawal of the election to be treated as a BDC, noninterest expense for the year ended December 31, 2023 includes electronic payment processing expenses the Company incurred in the ordinary course of business. Expenses for the year ended December 31, 2023 consists of electronic payment processing costs of $18.3 million.

Professional Fees

The increase in professional fees period over period is primarily attributable to the addition of the newly consolidated subsidiaries and entities due to the withdrawal of the election to be treated as a BDC, which amounted to $4.6 million for the year ended December 31, 2023.

Other Loan Origination and Maintenance Expense

Origination and loan processing expenses during the year ended December 31, 2023, was $9.4 million compared to $30.7 million for the year ended December 31, 2022. The decrease was due to the consolidation of the affiliated servicing company during the year, resulting in the elimination of the intercompany expenses.

Other General and Administrative Costs

The increase in other general and administrative costs of $14.7 million is primarily due to the Acquisition, as $14.7 million in additional expense is included in the current year from the additional entities now being consolidated after the withdrawal of the BDC election, partially offset by the elimination of intercompany expenses between the newly consolidated entities and those previously reported as a BDC.

Results of Segment Operations

The Company has four reportable segments Banking, Technology, NSBF, and Payments. A description of each segment and the methodologies used to measure financial performance is described in NOTE 22—SEGMENTS in the accompanying Notes to the Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

For the year ended December 31, 2023
Banking	$28,127
Technology	1,367
NSBF	17,061
Payments	12,154
Other	(11,380)
Consolidated net income	$47,329

Banking - The banking segment includes Newtek Bank as well as its consolidated subsidiary SBL. The financial results include the origination and servicing of SBA 504 loans, C&I loans, CRE loans and ABL loans. In addition, the bank offers depository services. The results include $17.7 million of net interest income.

Technology - Technology (NTS) provides website hosting, dedicated server hosting, cloud hosting, web design and development, internet marketing, e-commerce, data storage, backup and disaster recovery, and other related services including consulting and implementing technology solutions for enterprise and commercial clients across the U.S. The segment contributed $31.7 million of noninterest income and $29.9 million of noninterest expense. As a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by NTS (SIDCO and EWS were merged into NTS on December 31, 2023), within two years of becoming a financial holding company, subject to any extension of the two-year period.

NSBF - Relates to NSBF’s legacy portfolio of SBA 7(a) loans held outside Newtek Bank. During the year ended December 31, 2023, NSBF originated $158.5 million in SBA 7(a) loans. The results include $24.0 million of net interest income.

Payments - Payments, which includes NMS, POS and Mobil Money, contributed $12.2 million to consolidated net income. Within those results are $46.4 million of noninterest income resulting from marketing credit and debit card processing services, check approval services, processing equipment, and software. The net income also included $31.6 million of noninterest expense.

Corporate and Other - Represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries including NIA, PMT, non-bank lending, including Holdco 6 and our joint ventures, and elimination adjustments to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Notes payable - related parties, 2024 Notes, 2025 5.00% Notes, 2025 8.125% Notes, 2026 Notes, 2028 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. In the year ended December 31, 2023, our primary use of funds from operations included originations of loans and payments of fees and other operating expenses we incurred. We may raise additional equity or debt capital through both registered offerings off of a shelf registration, including “at-the-market”, or ATM, and private offerings of securities. On January 27, 2023, the Company submitted a Form S-3 with the SEC in order to commence the process of re-establishing an effective shelf registration statement. The registration statement on Form S-3 was declared effective by the SEC on July 27, 2023. On November 17, 2023, the Company entered into the 2023 ATM Equity Distribution Agreement. The 2023 ATM Equity Distribution Agreement, as amended, provided that the Company may offer and sell up to 3,000,000 shares of common stock from time to time through the placement agents.

Regulatory Capital

The Company strives to maintain prudent capital levels to absorb risk and maximizing returns to shareholders. NewtekOne and Newtek Bank are primarily constrained by the Total Capital and Leverage ratios given the mix of assets vis a vie capital.

Capital amounts and ratios for NewtekOne, Inc. as of December 31, 2023 are presented in the table below:

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
NewtekOne, Inc. - December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$180,829	13.6%	$53,363	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	180,829	16.2%	50,153	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	180,829	16.2%	66,870	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	213,141	19.1%	89,160	8.0%	N/A	N/A
(1) Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Capital amounts and ratios for Newtek Bank as of December 31, 2023, are presented in the table below. As of December 31, 2023, Newtek Bank was categorized as “well-capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
Newtek Bank - December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$99,253	16.6%	$23,893	4.0%	$30,026	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	99,253	21.5%	20,787	4.5%	46,193	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	99,253	21.5%	27,716	6.0%	36,955	8.0%
Total Capital (to Risk-Weighted Assets)	105,105	22.8%	36,954	8.0%	29,866	10.0%
(1) Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Public Offerings

ATM Program

On June 25, 2020, the Company entered into the 2020 ATM Equity Distribution Agreement. On July 20, 2022, the Company entered into Amendment No. 1 to the 2020 ATM Equity Distribution Agreement. The 2020 ATM Equity Distribution Agreement, as amended, provided that the Company could offer and sell up to 6,400,000 shares of common stock from time to time through the placement agents. From inception through December 31, 2022, we sold 3,069,754 shares of our common stock at a weighted average price of $23.02 per share. Proceeds, net of offering costs and expenses, were $70.6 million. The Company paid the placement agents $1.4 million in compensation. The ATM program was suspended as of January 6, 2023.

The Company’s shelf registration statement on Form S-3 was declared effective by the SEC on July 27, 2023. On November 17, 2023, the Company entered into the 2023 ATM Equity Distribution Agreement. The 2023 ATM Equity Distribution Agreement, as amended, provides that the Company may offer and sell up to three million shares of common stock from time to time through the placement agents. The Company may, subject to market conditions, engage in activity under the current ATM program.

2028 Notes

On August 31, 2023, the Company completed a registered offering of $40.0 million in aggregate principal amount of its 8.00% 2028 Notes, which includes the underwriters’ exercise of the option granted by the Company to purchase an additional $5.0 million in aggregate principal amount of the 2028 Notes. The Company received $38.0 million in proceeds, before expenses, from the sale of the 2028 Notes. The Company intends to use the net proceeds from the sale of the Notes for general corporate purposes. The 2028 Notes bear interest at a rate of 8.00% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2023, and trade on the Nasdaq Global Market under the trading symbol “NEWTI.” At December 31, 2023, the Company was in compliance with all covenants related to the 2028 Notes.

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

The 2026 Notes will mature on February 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after February 1, 2022, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price equal to the following amounts, plus accrued and unpaid interest to, but excluding, the redemption date: (1) 100% of the principal amount of the 2026 Notes to be redeemed plus (2) the sum of the present value of the scheduled payments of interest (exclusive of accrued and unpaid interest to the date of redemption) on the 2026 Notes to be redeemed from the redemption date until February 1, 2023, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points; provided, however, that if the Company redeems any 2026 Notes on or after February 1, 2023 (the date falling three years prior to the maturity date of the 2026 Notes), the redemption price for the 2026 Notes will be equal to 100%

of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The 2026 Notes bear interest at a rate of 5.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2021, and trade on the Nasdaq Global Market under the trading symbol “NEWTZ.” At December 31, 2023, the Company was in compliance with all covenants related to the 2026 Notes.

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

The 2024 Notes will mature on August 1, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after August 1, 2021, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 5.75% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year, commencing on November 1, 2019, and trade on the Nasdaq Global Market under the trading symbol “NEWTL.” At December 31, 2023, the Company was in compliance with all covenants related to the 2024 Notes.

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

On December 29, 2021, the Company redeemed $40.0 million in aggregate principal amount of the $78.25 million of principal amount of 2024 Notes outstanding at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from November 1, 2021 through, but excluding, the redemption date. As of December 31, 2023, the outstanding principal balance of the 2024 Notes was $38.25 million.

The Base Indenture, and each supplemental indenture thereto, contains certain covenants. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. Each supplemental indenture (except for the Tenth Supplemental Indenture) includes covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by each supplemental indenture thereto. These covenants currently apply to the 2024 and 2026 Notes. At December 31, 2023, the Company was in compliance with all covenants related to the Notes.

2025 Notes (Private Placements)

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

NSBF Capital One Facility
Prior to October 2023, NSBF maintained a $150.0 million Capital One facility to finance NSBF’s origination of unguaranteed and guaranteed portions of SBA 7(a) loans. The portion of the facility collateralized by the government guaranteed portion of SBA 7(a) loans had an interest rate of Prime minus 0.75% and the interest rate on the portion of the facility collateralized by the non-guaranteed portion of SBA 7(a) loans was Prime plus 0.25% . The facility provided for a 55% advance rate on the non-guaranteed portions of the SBA 7(a) loans NSBF originated, and a 90% advance rate on the guaranteed portions of SBA 7(a) loans NSBF originated and a 90% advance rate on the guaranteed portions of SBA 7(a) loans NSBF originated. NSBF ceased originating new loans in April 2023. On May 7, 2020, NSBF amended the facility to, among other things, extend the maturity date on which the credit facility converted into a term loan for a period of three years to May 7, 2023, with the term loan maturing on May 7, 2025. The NSBF Capital One facility was paid off and terminated in October of 2023.

Securitization Transactions

From 2010 through June 2023, NSBF engaged in thirteen (13) securitizations of the unguaranteed portions of its SBA 7(a) loans. In the securitizations, NSBF used a special purpose entity (the “Trust”) which is considered a variable interest entity. Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidation, which became effective January 1, 2010, the Company determined that as the primary beneficiary of the securitization vehicle, based on its power to direct activities through its role as servicer for the Trust and its obligation to absorb losses and right to receive benefits, it needed to consolidate the Trusts. NSBF therefore consolidated the entity using the carrying amounts of the Trust’s assets and liabilities. NSBF reflects the legacy portfolio of SBA 7(a) loans and reflects the associated financing in Notes Payable - Securitization trusts on the Consolidated Statements of Financial Condition.

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

In December 2021, NSBF completed its eleventh securitization which resulted in the transfer of $103.4 million of unguaranteed portions of SBA loans to the 2021-1 Trust. The 2021-1 Trust in turn issued securitization notes for the par amount of $103.4 million, consisting of $79.7 million of Class A notes and $23.8 million Class B notes, against the 2021-1 Trust assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is December 2048. The Class A and Class B notes bear interest at an average rate of adjusted SOFR plus 1.92% across both classes.

In October 2019, NSBF completed its tenth securitization which resulted in the transfer of $118.9 million of unguaranteed portions of SBA loans to the 2019-1 Trust. The 2019-1 Trust in turn issued securitization notes for the par amount of $118.9 million, consisting of $93.5 million of Class A notes and $25.4 million Class B notes, against the 2019-1 Trust assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is December 2044. The Class A and Class B notes bear interest at an average rate of adjusted SOFR plus 1.83% across both classes.

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

Cash Flows and Liquidity
The following table summarizes the Company’s available sources of liquidity as of December 31, 2023:

Availability as of
December 31, 2023
Unrestricted cash	$15,398
Lines of credit at other commercial banks	40,418
Newtek Bank:
Interest bearing deposits in banks	137,689
FHLB borrowing availability	61,947
Lines of credit at other financial institutions	10,000
Total liquidity sources	$265,452

Restricted cash of $30.9 million as of December 31, 2023. The largest component is $12.4 million of restricted cash held by NSBF, which includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants. An additional $11.2 million of restricted cash is held by NewtekOne, which includes $10.0 million in an account to fund certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement in which the Company is a guarantor.

The Company generated and used cash as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net cash used in operating activities	$(169,219)	$(62,418)
Net cash used in investing activities	(172,235)	(11)
Net cash provided by financing activities	344,974	1,175
Net increase (decrease) in cash and restricted cash	3,520	(61,254)
Cash and restricted cash—beginning of period (Note 2)	125,606	186,860
Consolidation of cash and restricted cash from controlled investments and business combinations, net of cash paid	54,880	—
Cash and restricted cash—end of period (Note 2)	$184,006	$125,606

During the year ended December 31, 2023, operating activities used cash of $169.2 million, consisting primarily of (i) $783.0 million of loans held for sale; (ii) an $11.8 million decrease in due to participants which arises when loan payments are received in the current period but not processed in time to have funds remitted to the participant during the current period; the amount varies depending on payment volume and timing at quarter end; (iii) a $62.2 million increase in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settle during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end; and (iv) $14.6 million in contributions to non-consolidating joint ventures. These uses of cash were offset by (i) $695.5 million of proceeds from the sale of loans and (ii) $12.2 million of principal payments received from loans held for sale.
Cash used by investing activities primarily comprised $27.2 million used to purchase available-for-sale securities and $169.0 million in the net increase in loans held for investment, at cost, partially offset by a $29.3 million in the net decrease in loans held for investment, at fair value.
Net cash provided by financing activities was $345.0 million consisting primarily of a (i) $19.5 million issuance of preferred stock, (ii) $324.7 million net increase in deposits; (iii) $103.9 million of issuances of securitization trusts; (iv) $50.0 million of issuances of the 2025 8.125% Notes and (v) $40.0 million of issuances of the 2028 8.00% Notes. These sources of cash were offset by (i) $90.8 million of principal payments related to securitization notes payable and $78.7 million of net payments under our bank notes payable.
In association with the January 6, 2023 Acquisition and election to withdraw the Company’s status as a BDC, the Company’s newly consolidated subsidiaries’ cash was added to the balance sheet of the Company for the year ended December 31, 2023.

Contractual Obligations
The following table represents the Company’s obligations and commitments as of December 31, 2023. Amounts represent principal only and are not shown net of unamortized debt issuance costs. See NOTE 12—BORROWINGS.

	Payments due by period
Contractual Obligations	Total	2024	2025	2026	2027	2028	Thereafter
Deposits:
Demand	$10,053	$10,053	$—	$—	$—	$—	$—
Checking	11,456	11,456	—	—	—	—	—
Money market	15,803	15,803	—	—	—	—	—
Savings	259,152	259,152	—	—	—	—	—
Time deposits	167,041	54,805	63,402	28,379	19,710	745	—
Webster NMS Note[1]	36,881	—	—	—	36,881	—	—
FHLB Advances	23,183	7,959	8,026	2,094	5,104	—	—
SPV I Capital One Facility[1]	16,300	—	16,300	—	—	—	—
SPV II Deutsche Bank Facility[1]	6,900	6,900	—	—	—	—	—
SPV III One Florida Bank Facility[1]	375	—	375	—	—	—	—
Securitization Notes Payable	296,223	—	—	—	—	—	296,223
Parent Company Notes:
Notes due 2024	38,250	38,250	—	—	—	—	—
Notes due 2025	80,000	—	80,000	—	—	—	—
Notes due 2026	115,000	—	—	115,000	—	—	—
Notes due 2028	40,000	—	—	—	—	40,000	—
Employment Agreements	525	525	—	—	—	—	—
Operating Leases	7,502	2,761	2,469	1,842	430	—	—
Totals	$1,124,644	$407,664	$170,572	$147,315	$62,125	$40,745	$296,223
1Guaranteed by the parent company

Unfunded Commitments

At December 31, 2023, the Company had $125.4 million of unfunded commitments consisting of $20.4 million in connection with its SBA 7(a) loans, $81.0 million in connection with its SBA 504 loans, $13.1 million in connection with its alternative lending program loans, and $10.9 million relating to commercial and industrial loans. The Company funds these commitments from the same sources it uses to fund its other loan commitments.

Guarantees

The Company is a guarantor on several warehouse lines of credit as noted in the above table under Contractual Obligations. Refer to NOTE 12—BORROWINGS to the consolidated financial statements for the amounts outstanding, line availability, and term. The Company is also a guarantor on an NMS term loan facility. At December 31, 2023, the Company determined that it is not probable that payments would be required to be made under the guarantees. The Company is also a guarantor on certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. Specifically, pursuant to the Wind-down Agreement, the Company has guaranteed NSBF’s obligations to the SBA for post-purchase repairs or denials on the guaranteed portion of 7(a) Loans sold by NSBF on the secondary market or servicing/liquidation post-purchase repairs or denial, and has funded a $10.0 million restricted cash account at Newtek Bank to secure these potential obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies for the fiscal year ended December 31, 2023.
Fair Value Measurements

For the fiscal year ended December 31, 2023, we valued instruments for which market quotations are readily available at their market quotations. However, a readily available market value did not exist for many of the instruments in our portfolio, and we valued these instruments at fair value as determined in good faith by our management under our valuation policy and process. We may have sought pricing information with respect to certain of our instruments from pricing services or brokers or dealers in order to value such instruments. We also employed independent third party valuation firms for certain of our instruments for which there is not a readily available market value.

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

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded. See NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION under the heading “Fair Value Measurements” and NOTE 9—FAIR VALUE MEASUREMENTS for a detailed discussion of determining fair value, including pricing validation processes.

We believe our portfolio as of December 31, 2023 and December 31, 2022 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Management of the Company considers the accounting policy relating to the allowance for credit losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of our loan portfolio. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio and other financial assets to which CECL applies, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Going forward, the impact of utilizing the CECL approach to calculate the reserve for credit losses will be significantly influenced by the composition, characteristics, and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility in the reserve for credit losses, and therefore, greater volatility to our reported earnings.

Consideration of losses occurs when serious doubt regarding the repayment of the loan is present. For real estate loans, current appraisals will aid in determining the amount to be charged off. For commercial loans, collateral valuations and borrower guarantees should be considered; however, weight to these two sources should be limited. Once a deficiency in collateral is determined, a reserve equal to the deficiency should be made immediately to the Allowance for Credit Losses (ACL). A charge off should be made within 90 days if a full analysis confirms the deficiency cannot be covered via additional collateral or resources of the borrower or guarantors.

Nonaccrual Loans

As a general rule, the Company does not accrue interest, amortize deferred net loan fees or costs, or accrete discount on any loan (1) which is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) for which payment in full of principal or interest is not expected, or (3) upon which principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection.

A loan is “well secured” if it is secured (1) by collateral in the form of liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guarantee of a financially responsible party. A loan is “in the process of collection” if collection of the asset is proceeding in due course either (1) through legal action, including judgement enforcement procedures, or (2) in appropriate circumstances, through collections efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status in the near future.

A non-accrual loan may be restored to accrual status when (1) none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest, or (2) when it otherwise becomes well secured in the process of collection. If any interest payments received while the asset was in nonaccrual status were applied to reduce the recorded investment in, or the amortized cost basis of, the asset, as applicable, the application of these payments to the asset’s recorded investment or amortize cost basis, as applicable should not be reversed (and interest income should not be credited) when the asset is returned to accrual status.

Valuation of Servicing Assets

For the fiscal year ended December 31, 2023, the Company accounted for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company and Newtek Bank earn servicing fees from the guaranteed portions of SBA 7(a) loans they originate and sell. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgement is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life and impairment is recorded to the extent the amortized cost exceeds the asset’s FV.

Income Recognition
For the fiscal year ended December 31, 2023, management reviewed all loans that became 90 days or more past due on principal or interest or when there was reasonable doubt that principal or interest would be collected for possible placement on management’s designation of non-accrual status. Interest receivable was analyzed regularly and reserved against when deemed uncollectible. Interest payments received on non-accrual loans were recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans were restored to accrual status when past due principal and interest was paid and, in management’s judgment, were likely to remain current, although there may have been exceptions to this general rule if the loan had sufficient collateral value and was in the process of collection.

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

For the fiscal year ended December 31, 2023, we received servicing income related to the guaranteed portions of SBA loan investments which we sell into the secondary market. These recurring fees were earned and recorded daily. Servicing income was earned for the full term of the loan or until the loan is repaid.

For the fiscal year ended December 31, 2023, we received a variety of fees from borrowers in the ordinary course of conducting our business, including packaging fees, legal fees, late fees and prepayment fees. All other income was recorded when earned.

For the fiscal year ended December 31, 2023, distributions of earnings from our joint ventures were evaluated to determine if the distribution is income, return of capital or realized gain.

Following our conversion to a financial holding company, we generate income in the form of interest, servicing and other fee income on the loans we and Newtek Bank originate. In addition, our portfolio companies have become consolidating subsidiaries of NewtekOne in 2023 and therefore, under the new organizational structure, their income is consolidated within the statement of operations going forward along with our joint ventures. With the inclusion of NMS, NIA, PMT, and NTS, we now report Technology and IT Support Income and Electronic Payment Processing Income on our consolidated statements of income, and we include insurance commissions income and payroll processing income within Other Noninterest Income.

Determination of Provision for Income Taxes and Related Accounts

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the United States. We file income tax returns in approximately 47 jurisdictions: federal, state, and local. The laws and regulations of each jurisdiction are complex and may be subject to different interpretations. Significant judgments and estimates are required in determining consolidated income tax expense for each jurisdiction. Our interpretations of tax laws are subject to audits by various jurisdictions. Potential difference in the interpretation or changes in the tax laws may result in additional accrual of income tax expense or benefit, which could be material to our reported results. We consistently monitor new and reassess existing tax laws for changes and adjust our tax estimates accordingly.

Our provision for income taxes is comprised of current and deferred income taxes. Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent results of operations. In projecting future taxable income, we begin with historical results adjusted for changes in accounting policies and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

At least annually, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We currently hold deferred tax asset attributes related to net operating tax loss carryforwards. We perform regular assessments to determine whether our tax attributes are realizable. As of December 31, 2023, we continue to believe it is more likely than not that the benefit for certain state net operating loss carryforwards will not be realized.

For additional information regarding our provision for income taxes, refer to NOTE 21—INCOME TAXES.

Recently Adopted Accounting Pronouncements and New Accounting Standards

Refer to NOTE 2—SIGNIFICANT ACCOUNTING POLICIES for information on recently adopted accounting pronouncements and new accounting standards.

Off Balance Sheet Arrangements

In the normal course of business, the Company enters into various transactions to meet the financing needs of clients, which, in accordance with GAAP, are not included in the consolidated balance sheets. These transactions may include commitments to extend credit, standby letters of credit, and the construction phase of SBA 504 loans, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The SBA 504 loans are expected to partially draw, if not fully draw. All off-balance sheet commitments are included in the determination of the amount of risk-based capital that the Company and Newtek Bank are required to hold.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and commercial letters of credit is represented by the contractual or notional amount of those instruments. The Company manages risk of exposure to credit losses under these commitments by subjecting them to credit approval and monitoring procedures. The Company assesses the credit risk associated with certain commitments to extend credit and establishes a liability for probable credit losses.

Further information related to financial instruments can be found in Note 14 (Commitments and Contingencies) of the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K.
Recent Developments

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We consider the principal types of risk in our business activities to be fluctuations in interest rates, the ability to raise funds (deposits, debt, and or equity) to fund our operations, and the availability of the secondary market for our SBA loans. Risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Company’s interest rate profile on loans is based on a mix of fixed and variable rates. The same is true for its sources of funding (deposits, warehouse lines of credit, securitization trust notes, public notes, etc.). Some of our assets and liabilities are match funded, meaning that the interest rate and duration profiles are closely linked. Managing interest rate risk with matched funding means that movements in interest rates are expected to largely offset between income from assets and expenses on liabilities. For the remainder of our balance sheet, we largely take a portfolio approach to managing interest rate and liquidity risk that is inherently imprecise.

NewtekOne depends on the availability of secondary market purchasers of our loans held for sale, but primarily for the guaranteed portions of SBA loans and the premium received on such sales to support its lending operations. Sale prices for guaranteed portions of SBA 7(a) loans could be negatively impacted by market conditions, in particular a higher interest rate environment, which typically lead to higher prepayments during the period, resulting in lower sale prices in the secondary market. A reduction in the price of guaranteed portions of SBA 7(a) loans or disruptions in the markets to which we sell could negatively impact our business.

The Company’s invested cash (includes cash and cash equivalents and restricted cash) of approximately $184.0 million is subject to changes in the Federal Funds rate set by the Federal Open Market Committee. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our cash investments and their equivalents, which include deposits at other institutions, with high credit-quality financial institutions. As of December 31, 2023, cash deposits in excess of insured amounts totaled approximately $37.2 million. The Company and its non-bank subsidiaries have deposit accounts at Newtek Bank that total $55.6 million, of which $52.8 million is uninsured.

Interest rate risk is a significant market risk and can result from timing and volume differences in the repricing of rate-sensitive assets and liabilities, widening or tightening of credit spreads, changes in the general level of market interest rates and changes in the shape and level of market yield curves. The Company manages the interest rate sensitivity of interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment balanced against maximizing profit. Management of interest rate risk is carried out primarily through strategies involving available-for-sale securities, loan and lease portfolio, and available funding sources.

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

Estimated Changes in EVE and NII. The table below sets forth, as of December 31, 2023, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve, Prime Rate and the Secured Overnight Finance Rate. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Basis Point ("bp") Change in	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Interest Rates	12 Months Beginning December 31, 2023	12 Months Beginning December 31, 2024	As of December 31, 2023
+200	15.4%	16.0%	1.8%
+100	7.7	8.0	1.0
-100	(7.6)	(7.7)	(1.0)
-200	(15.4)	(15.6)	(2.2)

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

The EVE analysis shows that the Company would theoretically modestly increase market value in a rising rate environment. The EVE asset sensitivity results from the combination of fixed-rate debt and variable-rate debt which funds the variable-rate loan portfolio outside of Newtek Bank.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our consolidated financial statements and related notes begin on Page F-1, which are included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES. .

(a) Evaluation of Disclosure Controls and Procedures:

As of December 31, 2023 (the end of the period covered by this report), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).

Based on the evaluation of our disclosure controls and procedures management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023, due to certain factors including identified material weaknesses. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will be presented or not detected on a timely basis.

Based on additional analysis and other procedures performed by management, management concluded that the Consolidated Financial Statements included in this report fairly present in all material respects the Company’s financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with U.S. GAAP. See the discussion below under “Management’s Report on Internal Control Over Financial Reporting” for further information regarding the material weaknesses identified, as well as “NOTE 24—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)” to our consolidated financial statements included in “Item 15. Exhibits and Financial Statement Schedules” of this Form 10-K for further information regarding the 2023 prior period adjustments.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) and for performing an assessment of the effectiveness of ICFR as of December 31, 2023, as such term is defined in Exchange Act Rule 13a-15(f). ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s ICFR includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Board ; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, ICFR may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our ICFR based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on this assessment, management concluded that the Company did not maintain effective ICFR as of December 31, 2023, as a result of the material weaknesses described below.

Material Weaknesses in Internal Control Over Financial Reporting

The material weaknesses that were identified are as follows:

•Significant Unusual Transactions – As noted in Item 1. Business, the Company completed the Acquisition and converted from a BDC to a financial holding company effective January 6, 2023, which caused a major restructuring within the Company, including a transition from being regulated under the 1940 Act and no longer qualifying for accounting treatment as an investment company, which resulted in a significant change in the Company’s accounting and financial reporting requirements for the year ended December 31, 2023. Given the effect of the Acquisition on the Company’s accounting and reporting requirements, the Company expended considerable capital and resources and engaged a reputable, national public accounting firm to assist management with this transition. Ultimately, the Company did not adequately or appropriately identify and assess changes and resulting risks that could significantly impact the system of internal control. This material weakness impacted the consolidation of the control investments that occurred on January 6, 2023 and the three subsequent interim periods, specifically goodwill and intangibles, net deferred tax assets, income taxes receivable, income tax expense, additional paid in capital, non-interest income and expense, and EPS. It also could affect all transaction cycles within the financial statements.

•SOX Governance Program – Further adding to the complexity of the significant unusual transactions, the Company’s previously unconsolidated portfolio companies became consolidated subsidiaries subject to the heightened standards of ICFR required by a SEC registrant under SOX 404 for the first time. While the Company engaged a reputable, national public accounting firm to prepare for this transition and the Acquisition, as noted above, there were significant delays in the documentation of the internal control environment’s processes, resulting in inadequate and untimely identification of financial reporting risks and the associated identification of key controls. This material weakness in our control environment impacted the overall effectiveness of our ICFR and also contributed to the Company adjusting its previously issued quarterly financial statements for 2023 as discussed in “NOTE 24—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)” to our consolidated financial statements. This material weakness could affect all transaction cycles within the financial statements.

•Knowledge, Skills, and Experience of Staff – Given the conversion to a financial holding company, the knowledge, skills, and experience of Company staff that comprised those with a financial reporting oversight role consisted of individuals with experience at a public investment company and/or BDC, in positions with less financial reporting oversight at public companies, and/or limited public accounting experience auditing public financial holding companies. This impacted the overall effectiveness of the Company’s ICFR and also contributed to the Company adjusting its previously issued quarterly condensed financial statements for 2023, as discussed in “NOTE 24—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)” to our consolidated financial statements. This material weakness could affect all transaction cycles within the financial statements.

•Information Technology General Controls (ITGC) – In the course of completing the Company’s assessment of ICFR as of December 31, 2023, management identified a number of deficiencies related to the design and operating effectiveness of ITGCs for information systems that comprised part of the Company’s system of ICFR and are relevant to the preparation of the Company’s consolidated financial statements (such information technology systems are referred to as the “Affected IT Systems”). These deficiencies in the design and operating effectiveness of the controls involved logical access and program change management that are intended to ensure that access to financial applications and data are adequately restricted to appropriate personnel, and that changes affecting the financial applications and underlying account records are identified, authorized, tested and implemented appropriately. The material weakness was due to system limitations as a result to the age of the technology, which resulted in management’s inability to generate details of configuration, changes, and settings to evidence the operating effectiveness of ITGCs. Management has concluded that deficiencies in ITGC logical access and related program change management, including controls intended to ensure that access rights are compatible with job duties (segregation of duties) and to test changes to relevant information systems, existed and therefore represented a material weakness. This material weakness could affect all transaction cycles within the financial statements.

•Management Review Controls – Management identified deficiencies due to the design and operating effectiveness of management review controls, including documentation and the level of precision. The deficiencies related to control gaps, unmitigated risks, untimely review, insufficient documentation, improper testing procedures, and inconsistent performance frequency of certain controls. This includes ITGCs that did not operate effectively due to insufficient management review controls related to the precision of the review, completeness and accuracy and insufficient evidence of report lists, and the parameters used to generate such report lists. The Company did not sufficiently document and deploy appropriate control activities through policies that establish what is expected and in procedures that put policies into action which resulted in a material weakness. This material weakness could affect all transaction cycles within the financial statements.

•Completeness and Accuracy of Information Produced by the Entity (“IPE”) – Management identified deficiencies due to a lack of available and reliable IPE, including multiple control gaps. The control gaps are related to reports extracted from Affected IT Systems that were not verified for completeness and accuracy. These deficiencies related to untimely review, insufficient documentation, improper testing procedures, and ineffective design of certain controls. Management did not sufficiently select and develop IPE control activities that contribute to the mitigation of risks to achieve the reduction of risk to acceptable levels which resulted in a material weakness. This material weakness could affect all transaction cycles within the financial statements.

•NTS System Conversion – NTS’s system of record for webhosting revenue was converted during the first quarter of 2023 and certain changes made to the sunsetting system and the newly implemented system to which it was converted were not tested and approved in a separate environment prior to being placed into production, which is a program change management ITGC. As it specifically relates to this system conversion, the deficiencies in the aforementioned change management controls resulted in this material weakness as management did not develop sufficient general control activities over technology to support the achievement of the conversion’s objectives. This material weakness impacted other assets, retained earnings, technology services expense, and technology and IT support income.

•NTS Revenue Cycle – Multiple controls over revenue recognition at NTS were not designed and implemented appropriately and/or did not operate effectively. As it specifically relates to this deficiency, there was excessive turnover in the NTS controller role which led to the deficiencies in design, implementation, and operating effectiveness of the controls. Management did not consistently retain individuals in that financial reporting oversight role resulting in a material weakness This material weakness impacted other assets, retained earnings, technology services expense, and technology and IT support income.

(c) Audit Report of the Registered Public Accounting Firm.

RSM US LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in its report, which is included under “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this annual report on Form 10-K, which is consistent with management’s report on ICFR as set forth above.

(d) Changes in Internal Control over Financial Reporting.

Except as described below under “Remediation Process,” there were no changes in the Company’s ICFR (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

Remediation Process

While certain actions have been taken to enhance the Company’s ICFR relating to the material weaknesses identified as of the date of this report, we are still in the process of implementing our comprehensive remediation plan. Accordingly, the previously identified material weaknesses cannot be considered remediated until each control has been appropriately designed, has operated for a sufficient period of time, and until management has concluded, through testing, that the control is operating effectively.

Following the identification of the material weaknesses described above, with the oversight of the Audit Committee, we commenced a process to remediate the underlying causes of those material weaknesses, enhance the control environment and strengthen our ICFR. The initial steps that the Company has taken to-date, and will continue to take, with respect to remediation of the material weaknesses identified are summarized below:

•The hiring of senior financial management and additional qualified finance and accounting resources, including:

◦The hiring of a Chief Financial Officer in May 2023 with significant financial holding company experience and prior experience as a Chief Accounting Officer of a financial holding company, who was appointed to and is serving as the Company’s Principal Financial Officer as of April 1, 2024;
◦The appointment of a new Chief Accounting Officer with significant financial holding company experience and prior experience as a Chief Accounting Officer of a bank holding company who is serving as the Company’s Principal Accounting Officer as of April 1, 2024;
◦The hiring and appointment of a Chief Risk Officer with significant financial holding company experience and prior experience as a Chief Audit Executive of a bank holding company who began employment on April 1, 2024;
◦The recent and anticipated hiring of additional qualified finance and accounting resources, as well as providing appropriate training to the relevant current and/or prospective control owners.

•Improving the design, operation, and monitoring of control activities and procedures to address ICFR requirements, including:
◦Improvements to the financial reporting process and control activities, including strengthening reconciliation controls;
◦The expansion of the responsibilities of the Company’s third-party internal audit provider; and
◦The continuing evaluation of the Company’s third-party vendors whose role is the facilitation of the timely documentation and related evaluation of the design and operating effectiveness of IFCR under SOX 404 and commensurate with the complexity of a well-diversified financial holding company who actively participates in the capital markets.

•Improving the design, operating effectiveness, and documentation of management review controls and controls designed to verify the completeness and accuracy of data and IPE used in financial reporting. These activities include the development of new management review controls, training, and education for process owners on audit requirements, and the creation of review templates to properly document evidence of management review in addition to building a data governance framework for data used in financial reporting.

•Implementing a new ERP system, along with other technology, that interfaces with other internal systems and are designed to ensure only authorized individuals can access certain modules and perform certain duties based on their role and responsibilities. Detailed processes and automated controls are maintained in the systems in an effort to ensure all control activities conform with our risk and control matrix, and to limit manual intervention and the risk of human error.

•Implementing new financial reporting software with (i) greater preventative controls that address completeness and accuracy of information produced by the Company and (ii) data connections that are directly tied to source systems and are explicitly linked to the future data governance framework.

•Management has been actively engaged in the implementation of a remediation plan designed to ensure that controls contributing to remediation of our ITGC material weakness are designed appropriately and will operate effectively, which include but are not limited to the following:
◦Enhancing information technology governance policies and procedures;
◦Designing and implementing control activities and procedures around user and administrator access and program change management;
◦Procuring and implementing technology to facilitate change management and logical access to systems; and
◦Hiring of additional qualified information technology resources and providing appropriate t training to the relevant control owners.

The status of our remediation plan is being, and will continue to be, reported by management to the Audit Committee on a regular basis. In addition, management has assigned executive owners to oversee the remedial changes to the overall design of the Company’s internal control environment and to address the root causes of our material weaknesses.

As management continues to evaluate and strive to improve the Company’s ICFR, management may take additional measures to address these control deficiencies or modify the previously disclosed remediation plan. While management intends to resolve all of the material weaknesses, no assurance can be provided that these remediation efforts will be successful, that the Company’s internal controls over financial reporting will be effective as a result of these efforts by any particular date, nor is it certain whether additional actions will be required.

ITEM 9B. OTHER INFORMATION.

Trading Arrangements

On June 16, 2023, Salvatore Mulia, a member of our Board, entered into a written plan for the sale of an aggregate 9,000 shares of common stock. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan commenced on September 21, 2023 and terminates on September 22, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
In November 2023, the Company adopted a Clawback Policy in accordance with Section 10D of the Exchange Act and Rule 10D-1 promulgated thereunder.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1)    Financial Statements.

(a)(2)    No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.
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

3.2	Amended Bylaws of NewtekOne, Inc. (Incorporated by reference to Exhibit 99.1 of NewtekOne, Inc.''s Current Report on Form 8-K, filed January 24, 2023).

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

4.12
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

10.3
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

10.4
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

10.5
Revolving Credit and Security Agreement, dated as of July 31, 2018, by and among Newtek Business Lending, LLC and Capital One, National Association (Incorporated by reference to Exhibit k.4 to Post-Effective Amendment No. 2 to Newtek’s Registration Statement on Form N-2, No. 333-224976, filed August 31, 2018).

10.6
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

10.8
Amended and Restated Form of Custody Agreement dated as of October 30, 2015 by and between Newtek Business Services Corp. and U.S. Bank National Association (Incorporated herein by reference to Exhibit 99.1 to Newtek Business Services Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 814-01035) filed on November 5, 2015.

10.9
Membership Purchase Agreement, dated July 23, 2015, by and among Newtek Business Services Corp., Newtek Business Services Holdco1, Inc., Premier Payments LLC and Jeffrey Rubin (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-01035), filed on July 29, 2015).

10.10
Omnibus Amendment No. 2 to Loan Documents, dated as of June 24, 2019, by and among Newtek Small Business Finance, LLC, and UBS Bank USA, as lender, and Capital One, National Association as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Newtek’s Current Report on Form 8-K, filed June 24, 2019).

10.11
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

10.12
Parent Guaranty Agreement, dated November 8, 2018, by and among the Company and Webster Bank, National Association. (Incorporated by reference herein to Exhibit k.7 to Newtek’s Post-Effective Amendment No. 3 to its Registration Statement on Form N-2, No. 333-224976, filed December 14, 2018).

10.13
Limited Liability Agreement, dated as of November 27, 2018, by and between Newtek Commercial Lending, Inc. and Conventional Lending TCP Holdings LLC (Incorporated by reference to Exhibit 10.1 to Newtek’s Current Report on Form 8-K filed November 29, 2018).

10.14
Omnibus Amendment No. 4 to Loan Documents, dated as of May 7, 2020, by and among Newtek Small Business Finance, LLC, Capital One, National Association and UBS Bank USA as Lenders and Capital One, National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 to Newtek’s Current Report on Form 8-K, filed May 11, 2020).

10.15
Stock Purchase Agreement by and among Newtek Business Services Corp. and the Sellers named in Schedule A thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 2, 2021).

10.16
Mortgage Warehouse Loan and Security Agreement, by and between NBL SPV III, LLC and One Florida Bank, dated September 21, 2021 (incorporated by reference to Exhibit 10.1 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (File No. 814-010305), filed November 12, 2021).

10.17
Master Repurchase Agreement, by and between NBL SPV II, LLC and Deutsche Bank AG, dated March 18, 2021 (incorporated by reference to Exhibit 10.1 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (File No. 814-010305), filed November 12, 2021).

10.18	Newtek Business Services Corp. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to Newtek’s Registration Statement on Form S-8 (File No. 333-212679), filed July 26, 2016).

10.19	Form of Restricted Stock Award Agreement - 2015 Stock Incentive Plan, filed herewith.

10.20
NewtekOne 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 001-36742), filed August 7, 2023).

10.21
Form of Restricted Stock Award Agreement - 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (File No. 001-36742), filed November 9, 2023).

10.22
NewtekOne 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 001-36742), filed August 7, 2023).

10.23
Employment Agreement by and between NewtekOne, Inc., Newtek Bank N.A., and M. Scott Price dated as of May 16, 2023 (incorporated by reference to Exhibit 10.1 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (File No. 001-36742), filed November 9, 2023).

10.24
Amendment to Employment Agreement by and between NewtekOne, Inc., Newtek Bank N.A., and M. Scott Price dated as of July 1, 2023 (incorporated by reference to Exhibit 10.2 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (File No. 001-36742), filed November 9, 2023).

10.25	Form of Change in Control Agreement. filed herewith.

14.1
Code of Ethics (Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-191499) filed on November 3, 2014, and incorporated by reference herein).

21.1	Subsidiaries of the Registrant filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by Principal Executive Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, furnished herewith.

31.2	Certification by Principal Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, furnished herewith.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

97.1	NewtekOne Clawback Policy, filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEKONE, INC.

Date: April 1, 2024	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: April 1, 2024	By:	/S/ M. SCOTT PRICE
M. Scott Price
Chief Financial Officer (Principal Financial Officer)

Date: April 1, 2024	By:	/S/ FRANK DEMARIA
Frank DeMaria
Chief Accounting Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BARRY SLOANE	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 1, 2024
Barry Sloane

/S/ M. SCOTT PRICE	Chief Financial Officer (Principal Financial Officer)	April 1, 2024
M. Scott Price

/S/ FRANK DEMARIA	Chief Accounting Officer (Principal Accounting Officer)	April 1, 2024
Frank DeMaria

/S/ RICHARD SALUTE	Director	April 1, 2024
Richard Salute

/S/ SALVATORE MULIA	Director	April 1, 2024
Salvatore Mulia

/S/ GREGORY ZINK	Director	April 1, 2024
Gregory Zink

/S/ PETER DOWNS	Director	April 1, 2024
Peter Downs

/S/ FERNANDO PEREZ-HICKMAN	Director	April 1, 2024
Fernando Perez-Hickman

/S/ HALLI RAZON-FEINGOLD	Director	April 1, 2024
Halli Razon-Feingold

NEWTEKONE, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NewtekOne, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of NewtekOne, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated April 1, 2024 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2023, due to the adoption of Accounting Standard Codification (“ASC”)Topic 326, Financial Instruments—Credit Losses.

Registered Investment Company to Financial Holding Company
As discussed in Note 1 to the consolidated financial statements, the Company ceased being an investment company subject to accounting guidance ASC 946, Financial Services - Investment Companies and ASC 810, Consolidations became effective for the Company on January 6, 2023. Therefore, controlled investments previously carried at fair value became subsidiaries of the Company and consolidated utilizing historical cost basis.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of loans held for sale and loans held for investment, measured at fair value – Accrual and Non-accrual loans
As described in Notes 2, 5, 7 and 9 to the consolidated financial statements, the Company has loans held for sale and loans held for investment, which are measured at fair value using unobservable inputs and assumptions, and as such the Company’s loans held for sale and loans held for investment, which are measured at fair value as of December 31, 2023 are classified as level 3 within the fair value hierarchy as described in Note 9. Determining the fair value of the Level 3 loans held for sale and loans held for investment, which are measured at fair value requires management to make significant judgments about the valuation methodologies and inputs and assumptions used in the fair value calculation, including, but not limited to, historical credit losses, discounts for lack of marketability, underlying cash flows, and the impact of economic conditions. As of December 31, 2023, total Level 3 loans held for sale and loans held for investment, which are measured at fair value had a fair value of $118.5 and $469.8 million, respectively.

We identified the valuation of level 3 loans held for sale and loans held for investment, which are measured at fair value as a critical audit matter because of the judgments necessary for management to select and apply valuation techniques and assumptions, the high degree of auditor judgment involved, and the extensive audit effort involved in testing the valuations. Our audit procedures related to the valuation of the Company’s level 3 loans held for sale and loans held for investment, which are measured at fair value included the following, among others:

•We obtained an understanding of and evaluated the methods and assumptions management uses to value the loans held for sale and loans held for investment, which are measured at fair value - accrual and non-accrual loans.
•We tested the completeness and accuracy of information used in the valuations by agreeing the total amount of schedules to the trial balance.
•With the assistance of our valuation specialists, we evaluated the reasonableness of the methods and assumptions used by management in the valuation of accrual loans (discount rate, default rate, prepayment rate, cost of servicing, etc.) and performed a recalculation for a sample of loans to ensure validity of the valuation model.
•With the assistance of our valuation specialists, we evaluated the reasonableness of the methods and assumptions used by management in the valuation of non-accrual loans (prepayment rate, probability of default, time to liquidate and discount rate).
•We tested management’s estimates to evaluate the reasonableness of the fair market value of collateral used by management in the valuation of non-accrual loans for a sample of loans, by validating the source of information used by management with the relevant internal or external information from which it was derived. Additionally, we recalculated the present value of expected cashflows and compared it with the value of loans determined by management.

Valuation of servicing assets
As described in Notes 2, 7 and 9 to the consolidated financial statements, servicing assets are measured at fair value. The Company’s servicing assets are measured at fair value using unobservable inputs and assumptions, and as such the Company’s servicing assets as of December 31, 2023 are classified as Level 3 within the fair value hierarchy as described in Note 9. Determining the fair value of the Level 3 servicing assets requires management to make significant judgments about the valuation methodologies and inputs and assumptions used in the fair value calculation, including, but not limited to, discount rate, servicing costs, default rate, prepayment rate, and the impact of economic conditions. As of December 31, 2023, total Level 3 servicing assets had a fair value of $39.7 million.

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
•With the assistance of valuation specialists, developed an independent estimate of fair value for servicing assets or tested management’s fair value estimates as of December 31, 2023.
•We reviewed the significant assumptions (e.g. discount rate, prepayment rate, default rate and servicing cost) used by externally engaged valuation specialist for reasonableness.

Allowance for credit losses on loans
As described in Notes 2 and 5 to the consolidated financial statements, the allowance for credit losses on loans is established through a provision for credit losses and represents an amount which, in management’s judgment, will be adequate to absorb losses on existing loans. The Company’s consolidated allowance for credit losses on loan balances was $12.6 million at December 31, 2023. The allowance for credit losses on loans is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis.

The Company uses the discounted cash flow method to estimate expected credit losses for all loan portfolio segments measured on a pool basis wherein payment expectations are adjusted for estimated prepayment speeds, probability of default (PD), and loss given default (LGD). The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime PD. This analysis also determines how expected PD and LGD will react to forecasted levels of the loss drivers. Management utilizes various economic indicators such as changes in unemployment rates, gross domestic product (GDP), and other relevant factors as loss drivers and has determined that, due to historical volatility in economic data, four quarters currently represents a reasonable and supportable forecast period, followed by a four-period reversion to historical mean levels for each of the various economic indicators. The allowance evaluation also considers various qualitative factors, such as: (i) changes to lending policies, underwriting standards and/or management personnel performing such functions, (ii) delinquency and other credit quality trends, (iii) credit risk concentrations, if any, (iv) changes to the nature of the Company’s business impacting the loan portfolio, (v) and other external factors, that may include, but are not limited to, results of internal loan reviews, stress testing, examinations by bank regulatory agencies, or other events such as a natural disaster. The development of the loan loss allocation for pools of loans with similar risk characteristics requires a significant amount of judgment by management and the assumptions utilized are subject to changing economic conditions.

We identified the Company’s allowance for credit losses on loans as a critical audit matter, specifically the economic forecasts and qualitative factors, because they involved complex auditor judgment in the evaluation of the Company’s assumptions. Additionally, complex auditor judgment was required to examine the methodology that underpins the allowance for credit losses on pools of loans with similar risk characteristics. This includes modeling of PD, LGD, economic forecasts, and qualitative factors. Our audit procedures related to this critical audit matter included the following, among others:

•We tested the completeness and accuracy of data used by management in determining inputs to the PD and LGD, and the loss rate model used for SBA 7(a) loans by agreeing those inputs to internal or external information sources.
•We evaluated management’s judgments used in the identification of peer banks for PD and LGD calculations, by comparing peer banks to external information sources.
•We evaluated management’s forecasts of future economic indicators for reasonableness, which included unemployment, housing price index, and national GDP growth, among others, by comparing these forecasts to external and internal information sources.

/s/ RSM US LLP

Hartford, Connecticut
April 1, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NewtekOne, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited NewtekOne, Inc. and its subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements and our report dated April 1, 2024 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

•Significant Unusual Transactions – The Company converted from a business development company (BDC) to a financial holding company (FHC) effective January 6, 2023. The Company did not adequately or appropriately identify and assess changes and resulting risks that could significantly impact the system of internal control resulting from this conversion. This material weakness impacted the consolidation of the control investments that occurred on January 6, 2023, and the three subsequent interim periods, specifically goodwill and intangibles, net deferred tax assets, income taxes receivable, income tax expense, additional paid in capital, non-interest income and expense, and earnings per share. This material weakness could affect all transaction cycles within the consolidated financial statements.
•SOX Governance Program – The Company’s controlled investments which were previously unconsolidated portfolio companies became consolidated subsidiaries subject to internal control over financial reporting (ICFR) for the first time. There were significant delays in the documentation of the internal control environment’s processes, resulting in inadequate and untimely identification of financial reporting risks and the associated identification of key controls over financial reporting. This material weakness in the control environment impacted the overall effectiveness of the Company’s ICFR and contributed to the Company adjusting its previously issued quarterly financial statements for 2023 as discussed in “Note 24 – Selected Quarterly Financial Data (Unaudited)” to the consolidated financial statements. This material weakness could affect all transaction cycles within the consolidated financial statements.
•Knowledge, Skills, and Experience of Staff – Certain Company staff in financial reporting oversight roles had insufficient knowledge, skills, and experience for a public FHC. This impacted the overall effectiveness of the Company’s ICFR and contributed to the Company adjusting its previously issued quarterly financial statements for 2023, as discussed in “Note 24- Selected Quarterly Financial Data (Unaudited)” to the consolidated financial statements. This material weakness could affect all transaction cycles within the consolidated financial statements.
•Information Technology General Controls (ITGC) – There were a number of deficiencies related to the design and operating effectiveness of ITGCs for information systems that comprised part of the Company’s system of ICFR and are relevant to the preparation of the Company’s consolidated financial statements. These deficiencies in the design and operating effectiveness of the ITGCs involved logical access and program change management which are intended to ensure that access to financial applications and data are adequately restricted to appropriate personnel, and that changes affecting the financial applications and underlying account records are identified, authorized, tested and implemented appropriately. Deficiencies in ITGC logical access and related program change management, including controls intended to ensure that access rights are compatible with job duties (segregation of duties) and to test changes to relevant information systems, existed and therefore represented a material weakness. This material weakness could affect all transaction cycles within the consolidated financial statements.

•Management Review Controls – There were deficiencies in the design and operating effectiveness of management review controls, including documentation and the level of precision. The deficiencies related to control gaps, unmitigated risks, untimely review, insufficient documentation, improper testing procedures, and inconsistent performance frequency of certain controls. This includes ITGC deficiencies in the precision of review, completeness and accuracy of reports used in management reviews, and the parameters used to generate such reports. This material weakness could affect all transaction cycles within the consolidated financial statements.
•Completeness and Accuracy of Information Produced by the Entity (“IPE”) – There were deficiencies due to a lack of available and reliable IPE, including multiple control gaps. The control gaps are related to reports extracted from certain information technology systems that were not verified for completeness and accuracy. These deficiencies related to untimely review, insufficient documentation, improper testing procedures, and ineffective design of certain controls. Management did not sufficiently select and develop IPE control activities that contribute to the mitigation of risks to achieve the reduction of risk to acceptable levels which resulted in a material weakness. This material weakness could affect all transaction cycles within the consolidated financial statements.
•Newtek Technology Solutions (NTS) System Conversion – NTS’s system of record for webhosting revenue was converted during the first quarter of 2023 and certain changes made to the former and current systems were not tested and approved in a separate environment prior to being placed into production. As it relates to this system conversion, management did not develop sufficient general control activities over program change management to support the achievement of the conversion’s objectives, resulting in a material weakness. This material weakness impacted other assets, retained earnings, technology services expense, and technology and IT support income.
•NTS Revenue Cycle – There were deficiencies in design, implementation and operating effectiveness of the NTS revenue recognition controls. Management did not retain consistent individuals with the appropriate skills knowledge and expertise in that financial reporting oversight role resulting in a material weakness. This material weakness impacted other assets, retained earnings, technology services expense, and technology and IT support income.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2023 of the Company, and this report does not affect our report dated April 1, 2024 on those financial statements.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

Hartford, Connecticut
April 1, 2024

NEWTEKONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In Thousands, except for Per Share Data)
	December 31, 2023	December 31, 2022
ASSETS	Financial Holding Company	Investment Company
Cash and due from banks	$15,398	$53,692
Restricted cash	30,919	71,914
Interest bearing deposits in banks	137,689	—
Total cash and cash equivalents	184,006	125,606
Debt securities available-for-sale, at fair value	32,171	—
Loans held for sale, at fair value	118,867	19,171
Loans held for sale, at LCM	56,607	—
Loans held for investment, at fair value	469,801	505,268
Loans held for investment, at amortized cost, net of deferred fees and costs	336,305	—
Allowance for credit losses	(12,574)	—
Loans held for investment, at amortized cost, net	323,731	—
Federal Home Loan Bank and Federal Reserve Bank stock	3,635	—
Settlement receivable	62,230	—
Joint ventures, at fair value (cost of $37,864 and $23,314), respectively	40,859	23,022
Controlled investments (cost of $0 and $131,495), respectively	—	259,217
Non-control investments (cost of $796 and $1,360), respectively	728	1,360
Goodwill and intangibles	30,120	—
Right of use assets	5,701	6,484
Deferred tax asset, net	5,230	—
Servicing assets	39,725	30,268
Other assets	56,102	28,506
Total assets	$1,429,513	$998,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$10,053	$—
Interest-bearing	453,452	—
Total deposits	463,505	—
Borrowings	644,122	539,326
Dividends payable	4,792	—
Lease liabilities	6,952	7,973
Deferred tax liabilities, net	—	19,194
Due to participants	23,796	35,627
Accounts payable, accrued expenses and other liabilities	37,300	21,424
Total liabilities	1,180,467	623,544

Commitment and contingencies (Note 14)
Shareholders' Equity:
Preferred stock (par value $0.02 per share; authorized 20 shares, 20 shares issued and outstanding)	19,738	—
Common stock (par value $0.02 per share; authorized 200,000 shares, 24,680 and 24,609 shares issued and outstanding, respectively)	492	492
Additional paid-in capital	200,913	354,243
Retained earnings	28,051	20,623
Accumulated other comprehensive loss, net of income taxes	(148)	—

See accompanying notes to consolidated financial statements.

Total shareholders' equity	249,046	375,358
Total liabilities and shareholders' equity	$1,429,513	$998,902

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except for Per Share Data)

	Year ended December 31,
	2023 Financial Holding Company	2022 Investment Company	2021 Investment Company
Interest income
Debt securities available-for-sale	$1,518	$—	$—
Loans and fees on loans	84,001	35,696	25,951
Loans and fees on loans - PPP loans	—	—	49,989
Interest from affiliates	—	2,921	3,026
Other interest earning assets	8,854	—	—
Total interest income	94,373	38,617	78,966
Interest expense
Deposits	15,849	—	—
Notes and securitizations	40,217	21,780	18,591
Bank and FHLB borrowings	11,673	3,998	1,536
Notes payable related party	—	547	388
Total interest expense	67,739	26,325	20,515
Net interest income	26,634	12,292	58,451
Provision for credit losses	11,704	—	—
Net interest income after provision for credit losses	14,930	12,292	58,451
Noninterest income
Dividend income	1,757	24,657	9,896
Loan servicing asset revaluation	(3,549)	(10,095)	(6,778)
Servicing income	18,289	13,698	11,307
Net gains on sales of loans	50,734	56,901	53,113
Net gain (loss) on loans under the fair value option	18,008	(26,504)	11,477
Technology and IT support income	24,916	—	—
Electronic payment processing income	42,855	—	—
Other noninterest income	23,762	34,221	10,295
Total noninterest income	176,772	92,878	89,310
Noninterest expense
Salaries and employee benefits expense	65,708	20,186	17,866
Technology services expense	14,272	—	—
Electronic payment processing expense	18,327	—	—
Professional services expense	13,077	7,134	5,610
Other loan origination and maintenance expense	9,433	30,746	29,506
Depreciation and amortization	2,884	239	304
Loss on extinguishment of debt	271	417	1,552
Other general and administrative costs	22,357	7,673	7,454
Total noninterest expense	146,329	66,395	62,292
Net income before taxes	45,373	38,775	85,469
Income tax expense (benefit)	(1,956)	6,464	1,327
Net income	47,329	32,311	84,142
Dividends to preferred shareholders	(1,454)	—	—
Net income available to common shareholders	45,875	32,311	84,142
Earnings per common share:
Basic	$1.89	$1.34	$3.69

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Diluted	$1.88	$1.34	$3.69

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, except for Per Share Data)

	Year ended December 31,
	2023 Financial Holding Company	2022 Investment Company	2021 Investment Company

Net income	$47,329	$32,311	$84,142
Other comprehensive loss before tax:
Net unrealized loss on debt securities available-for-sale during the period	(201)	—	—
Other comprehensive loss before tax	(201)	—	—
Income tax benefit	53	—	—
Other comprehensive loss, net of tax	(148)	—	—
Comprehensive income	$47,181	$32,311	$84,142

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands, except for Per Share Data)

	Common stock		Preferred stock		Addition-al paid-in capital	Accumul-ated other comprehe-nsive income (loss)	Accumulated undistributed earnings	Retained earnings	Total equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	24,609	$492	—	$—	$354,243	$—	$20,623	$—	$375,358
Conversion from BDC to Bank Holding Company Adjustments:
Change in presentation	—	—	—	—	20,623	—	(20,623)	—	—
Removal of fair value adjustments	—	—	—	—	(138,043)	—	—	—	(138,043)
Consolidation of controlled investments	—	—	—	245	(57,961)	—	—	(143)	(57,859)
Reassessment of deferred tax assets and liabilities	—	—	—	—	19,266	—	—	—	19,266
DRIP shares issued	16	—	—	—	216	—	—	—	216
Stock-based compensation expense, net of forfeitures	—	—	—	—	2,828	—	—	—	2,828
Dividends declared related to RSA, net of accrued dividends forfeited	16	—	—	—	218	—	—	(218)	—
Purchase of vested stock for employee payroll tax withholding	(17)	(1)	—	—	(533)	—	—	—	(534)
Restricted stock awards, net of forfeitures	52	1	—	—	—	—	—	—	1
ESPP issuances	4	—	—	—	56	—	—	—	56
Issuance of Preferred stock	—	—	20	20,000	—	—	—	—	20,000
Preferred stock issuance costs	—	—	—	(507)	—	—	—	—	(507)
Dividends declared common shares ($0.18/share)	—	—	—	—	—	—	—	(17,463)	(17,463)
Dividends declared preferred shares ($12.27/share)	—	—	—	—	—	—	—	(1,454)	(1,454)
Net income (loss)	—	—	—	—	—	—	—	47,329	47,329
Other comprehensive loss, net of tax	—	—	—	—	—	(148)	—	—	(148)
Balance at December 31, 2023	24,680	$492	20	$19,738	$200,913	$(148)	$—	$28,051	$249,046

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands, except for Per Share Data)

	Common stock		Additional paid-in-capital	Accumulated undistributed earnings	Total equity
	Shares	Amount
Balance at December 31, 2021	24,159	$483	$367,663	$35,741	$403,887
DRIP shares issued	95	3	1,611	—	1,614
Stock-based compensation expense	—	—	2,511	—	2,511
Dividends Declared related to RSA	—	—	646	(646)	—
Purchase of vested stock for employee payroll tax withholding	(38)	—	(826)	—	(826)
Issuance of common stock, net of offering costs	107	2	2,017	—	2,019
Restricted stock awards	286	4	(4)	—	—
Dividends declared common shares	—	—	—	(66,158)	(66,158)
RIC tax reclassification	—	—	(19,375)	19,375	—
Net increase resulting from operations:
Net investment income	—	—	—	(6,476)	(6,476)
Net realized gain on investments	—	—	—	57,346	57,346
Net unrealized depreciation on investments	—	—	—	(18,559)	(18,559)
Balance at December 31, 2022	24,609	$492	$354,243	$20,623	$375,358

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:	Financial Holding Company	Investment Company	Investment Company
Net income	$47,329	$32,311	$84,142
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized appreciation on joint ventures and non-control investments	(3,219)	—	—
Net unrealized appreciation on controlled investments	—	(24,321)	(2,829)
Net realized gain (loss) on controlled investments	—	—	1,266
Net (gain) loss on loans accounted for under the fair value option	(18,008)	26,504	(11,477)
Net unrealized depreciation on servicing assets	3,549	10,095	6,778
Net unrealized depreciation (appreciation) on derivative transactions	699	(183)	183
Net gain on sales of loans	(50,734)	(56,901)	(53,113)
Net accretion of premium/discount	(675)	—	—
Loss on extinguishment of debt	271	417	1,552
Amortization of deferred financing costs	4,052	2,494	2,654
Provision for credit losses	11,704	—	—
Allowance for doubtful accounts	3,637	—	397
Stock compensation expense	2,828	—	—
Deferred income tax (benefit) expense	(4,800)	6,464	1,327
Depreciation and amortization	2,884	239	304
Proceeds from sale of loans held for sale	695,461	691,219	1,203,475
Purchase of loans held for sale from affiliate	(5,279)	—	—
Purchase of loans held for sale	—	(2,404)	(9,096)
Sale of loans to affiliate	—	—	5,394
Funding of loans held for sale	(783,035)	(775,577)	(1,289,572)
Funding of controlled investments	—	(53,198)	(55,270)
Funding of non-control/affiliate investment	—	(360)	—
Principal received on loans held for sale	12,235	74,287	77,070
Principal received from controlled investments	—	6,970	750
Principal received from non-control investments	—	—	54
Return of investment from controlled investments	—	48,709	34,856
Other, net	—	3,257	2,851
Changes in operating assets and liabilities:
Settlement receivable	(62,230)	44,537	8,193
Income tax receivable	(4,040)	—	—
Dividends receivable	493	—	—
Due to/from related parties	(165)	2,778	677
Other assets	7,432	1,816	800
Dividends payable	4,776	—	—
Due to participants	(11,832)	(110,598)	128,340
Accounts payable, accrued expenses and other liabilities	(22,552)	9,021	1,194
Other, net	—	6	23
Net cash used in operating activities	(169,219)	(62,418)	140,923
Cash flows from investing activities:

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended December 31,
	2023	2022	2021
Net decrease in loans held for investment, at fair value	29,349	—	—
Net increase in loans held for investment, at cost	(169,003)	—	—
Contributions to joint ventures	(14,550)	—	—
Purchase of fixed assets	(458)	(11)	—
Return of capital - non-control investments	564	—	—
Net increase in Federal Home Loan and Federal Reserve Bank stock	(2,112)	—	—
Purchases of available-for-sale securities	(27,167)	—	—
Acquisitions, net of cash acquired	11,142	—	—
Net cash used in investing activities	(172,235)	(11)	—
Cash flows from financing activities:
Net (paydowns) borrowings on bank notes payable	(78,663)	5,885	(36,339)
Net increase in deposits	324,705	—	—
Repayment of Federal Home Loan Bank advances	(4,895)	—	—
Proceeds from common shares sold, net of offering costs	—	2,019	50,007
Proceeds from preferred stock, net of offering costs	19,493	—	—
Net repayments under related party line of credit	—	12,800	(12,640)
Proceeds from 2024 Notes	—	—	15,000
Proceeds from 2025 6.85% Notes	—	—	10,000
Proceeds from 2025 5.00% Notes	—	30,000	—
Proceeds from 2025 8.125% Notes	50,000	—	—
Proceeds from 2026 Notes	—	—	115,000
Proceeds from 2028 8.00% Notes	40,000	—	—
Redemption of 2023 Notes	—	—	(57,500)
Redemption of 2024 Notes	—	—	(40,000)
Redemption of 2025 6.85% Notes	—	(15,000)	—
Payments on Notes Payable - Securitization Trusts	(90,780)	(82,817)	(75,432)
Issuance of Notes Payable - Securitization Trusts	103,860	116,210	103,430
Dividends paid, net of dividend reinvestment plan	(14,147)	(64,544)	(70,144)
Payments of deferred financing costs	(4,650)	(2,552)	(5,295)
Proceeds from common stock issued under ESPP	51	—	—
Purchase of vested stock for employee payroll tax withholding	—	(826)	(1,575)
Net cash provided by financing activities	344,974	1,175	(5,488)
Net increase (decrease) in cash and restricted cash	3,520	(61,254)	135,435
Cash and restricted cash—beginning of period (Note 2)	125,606	186,860	51,425
Consolidation of cash and restricted cash from controlled investments and business combinations, net of cash paid	54,880	—	—
Cash and restricted cash—end of period (Note 2)	$184,006	$125,606	$186,860

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$2,978	$3,466	$2,171
Dividends declared but not paid during the period	$4,363	$2,118	$—
Issuance of common shares under dividend reinvestment plan	$219	$1,614	$1,923

Supplemental disclosure of cash flow information:
Interest paid	$9,108	$18,344	$20,131
Income taxes paid	$6,884	$—	$—

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

On January 6, 2023, the Company completed the Acquisition of NBNYC, a national bank regulated and supervised by the OCC, pursuant to which the Company acquired from NBNYC’s shareholders all of the issued and outstanding stock of NBNYC for $20 million, plus reimbursement of certain expenses. NBNYC has been renamed Newtek Bank, National Association and has become a wholly owned subsidiary of the Company. In connection with the completion of the Acquisition, the Company contributed to Newtek Bank $31 million of cash and two of the Company’s unconsolidated subsidiaries, NBL and SBL (NBL was subsequently merged into SBL). Upon the consummation of the Acquisition, Newtek Bank entered into an operating agreement with the OCC concerning certain matters including capital, liquidity and concentration limits, and memorializing the business plan submitted to the OCC.

Included in the Operating Agreement were the contribution of two subsidiaries to Newtek Bank which also occurred on January 6, 2023: SBL and NBL (NBL was subsequently merged into SBL on May 3, 2023).

In addition, on January 6, 2023, the Company filed with the SEC a Form N-54C, Notification of Withdrawal of Election to be Subject to the 1940 Act (“Withdrawal of Election”), and has ceased to be a BDC effective as of January 6, 2023. As a result of the Acquisition and the Withdrawal of Election, the Company’s accounting and financial reporting requirements changed in the following ways:

1.The Company no longer qualifies as a regulated investment company (RIC) for federal income tax purposes and no longer qualifies for accounting treatment as an investment company, and
2.The Company is now a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta and also subject to the related FASB ASC Topics for financial holding companies and depository institutions.

Following these changes, as of and for the year ended December 31, 2023 NewtekOne reports on a consolidated basis the financial condition and results of operations for the following consolidated subsidiaries: Newtek Bank; SBL; NSBF; NMS; Mobil Money; NBC; PMT; NIA; TAM; Holdco 6; NCL; EWS; and NTS. Our investment in POS is treated as a non-controlling interest and is included on our consolidated financial statements. In addition, as a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by NTS, which includes SIDCO and EWS after a December 31, 2023 merger, within two years of becoming a financial holding company, subject to any extension of the two-year period. As of the date of this filing, the Company has concluded that the assets, liabilities and operations of NTS do not qualify for Discontinued Operations.

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
The Company’s results of operations for the three and twelve months ended December 31, 2023 include the results of operations of Newtek Bank on and after January 6, 2023. Results for the period prior to January 6, 2023 do not include the results of operations of NBNYC.

On January 17, 2023, the Company changed its name from Newtek Business Services Corp. to NewtekOne, Inc.

Except as otherwise noted, all financial information included in the tables in the following footnotes is stated in thousands, except per share data.

Consolidation

The consolidated financial statements include the accounts of NewtekOne, its subsidiaries and certain VIEs. Significant intercompany balances and transactions have been eliminated. The Company considers a voting rights entity to be a subsidiary and consolidates it if the Company has a controlling financial interest in the entity. VIEs are consolidated if NewtekOne has the power to direct the activities of the VIE that significantly impact financial performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (i.e., NewtekOne is the primary beneficiary). The determination of whether the Company is the primary beneficiary of a VIE is reassessed on an ongoing basis. Investments in companies which are not VIEs but in which the Company has more than minor influence over the operating and financial policies, are accounted for using the equity method of accounting. Investments in VIEs, where NewtekOne is not the primary beneficiary of a VIE, are accounted for using either the equity method of accounting. The maximum potential exposure to losses relative to investments in VIEs is generally limited to the investment balance. Refer to NOTE 4—INVESTMENTS.

Reclassifications

Certain prior period amounts, to the extent comparable, have been reclassified to conform to the current period presentation.

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

Cash

The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of December 31, 2023, cash deposits in excess of insured amounts totaled $37.2 million. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of December 31, 2023.
Restricted cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties, cash reserves established as part of agreements with the SBA, cash reserves associated with securitization transactions, and cash margin as collateral for derivative instruments. As of December 31, 2023, total restricted cash was $30.9 million.

Interest bearing deposits in banks

The Company’s interest bearing deposits in banks reflects cash held at other financial institutions that earn interest.

The following table provides a reconciliation of cash, restricted cash, and interest bearing deposits in banks as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Cash and due from banks	$15,398	$53,692
Restricted cash	30,919	71,914
Interest bearing deposits in banks	137,689	—
Cash and restricted cash	$184,006	$125,606

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

At amortized cost, net of deferred fees and costs: Loans are reported at their principal amount outstanding, net of charge-offs, deferred origination costs and fees and purchase premiums and discounts. Loan origination and commitment fees and certain direct and indirect costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as an adjustment to yield. Premiums or discounts on purchased portfolios are amortized or accreted to income using the level yield method over the remaining period to contractual maturity. Currently, all LHI at amortized cost, net of deferred fees and costs are originated and carried at Newtek Bank and have a weighted average life of five years. Newtek Bank originates SBA 7(a) loans, under its PLP status, and typically sells the guaranteed portions and holds the unguaranteed portions for investment. Newtek Bank also holds CRE and C&I loans for investment. The net amount of deferred fees and costs as of December 31, 2023 was $1.2 million.

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

At lower of amortized cost basis or fair value: Both mortgage and non-mortgage loans classified as HFS are carried at the LCM. If the amortized cost basis of a loan exceeds FV, a valuation allowance should be established for the difference. Currently, HFS loans at LCM are carried at Newtek Bank. This includes the government guaranteed portion of SBA 7(a) loans and SBA 504 loans. Management may also make a determination to market for sale certain CRE and C&I loans on a loan by loan basis.

At fair value: The Company originates alternative lending program loans (formerly referred to as our nonconforming conventional loans), which are either HFS or HFI, via its nonbank subsidiaries, and joint ventures. Nonconforming loans are carried at FV. The Company also originated SBA 504 loans HFS prior to the Acquisition through its nonbank subsidiaries. SBA 504 loans HFS held at Holdco 6 are accounted for under the FV option. Alternative lending program loans are held at Holdco 6, NCL JV, and TSO JV and are also accounted for under the FV option. Additionally, the existing government guaranteed portion of SBA 7(a) loans held at NSBF are also HFS at FV. Refer to the “Fair Value Option” section below for further information on loans HFS carried at FV under the FV option.

Fair Value and the Fair Value Option

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date. There were no transfers to or from Level 3 of the fair value hierarchy for assets and liabilities during the year ended December 31, 2023 or 2022.
Level 1 investments were valued using quoted market prices. Level 2 investments were valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities.

The Company has two joint venture investments. For TSO JV, the Company calculates the fair value of the investment based on the NAV of the entity. The fair value of the investment is equivalent to 50% of the total NAV of the JV, which represents the Company’s share of the entity and is based upon the practical expedient method permitted under ASC 820. For NCL JV, the Company uses a discounted cash flow methodology and adjusts the NAV of the entity by a fair value adjustment for the fixed rate debt liability.

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

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded. In addition recent changes in inflation and base interest rates, supply chain disruptions, significant market volatility, risk of recession, recent economic and market events, unrelated bank failures and declines in depositor confidence in depository institutions, the ongoing war between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, United Kingdom, the European Union and China could further negatively impact the fair value of the Company’s investments after December 31, 2023, in addition to other circumstances and events that are not yet known.

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

Loans for which the FV option were elected are measured at FV and classified as either HFS or HFI, as outlined above. Not electing FV generally results in a larger discount being recorded on the date of the sale. This discount will subsequently be accreted into interest income over the underlying loan’s remaining term using the effective interest method. Management made this election in alignment with its ongoing effort to reduce volatility and drive more predictable revenue. In accordance with accounting standards, any loans for which FV was previously elected continue to be measured as such. Interest income is recognized in the same manner on loans reported at FV as on non-FV loans, except in regard to origination fees and costs which are recognized immediately upon FV election. The changes in FV of loans are reported in noninterest income as Net gain (loss) on loans accounted for under the fair value option. FV of loans includes adjustments for historical credit losses, market liquidity, and economic conditions.

Allowance for Credit Losses – Loans

Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans. Loan losses are charged off against the allowance when management believes a loan balance is uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The allowance is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis, which generally includes larger non-accruing commercial loans.

The discounted cash flow (“DCF”) method is used to estimate expected credit losses for all loan portfolio segments measured on a collective (pool) basis. For each loan segment, cash flow projections are generated at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, probability of default, and loss given default. The modeling of prepayment speeds is based on a combination of historical internal data and peer data.

Regression analysis of historical internal and peer data is used to determine suitable loss drivers to utilize when modeling lifetime probability of default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. The SBA 7(a) loan portfolio is the single loan pool where management solely utilizes historical internal data to determine the loss rate as an input to the model. The data utilized represents the most recent economic cycle and management determines the loss rate by analyzing defaulted principal and net charge offs to calculate the historical loss rate. For all loan pools utilizing the DCF method, management utilizes various economic indicators such as changes in unemployment rates, gross domestic product, real estate values, and other relevant factors as loss drivers. For all DCF models, management has determined that due to historic volatility in economic data, four quarters currently represents a reasonable and supportable forecast period, followed by a four-quarter reversion to historical mean levels for each of the various economic indicators.

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Specific instrument effective yields are calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level Net Present Value (“NPV”). An allowance is established for the difference between the instrument’s NPV and amortized cost basis.

The allowance evaluation also considers various qualitative factors, such as: (i) changes to lending policies, underwriting standards and/or management personnel performing such functions, (ii) delinquency and other credit quality trends, (iii) credit risk concentrations, if any, (iv) changes to the nature of the Company's business impacting the loan portfolio, and (v) other external factors, that may include, but are not limited to, results of internal loan reviews, stress testing, examinations by bank regulatory agencies, or other events such as a natural disaster. Significant management judgment is required at each point in the measurement process.

Arriving at an appropriate level of allowance involves a high degree of judgment. The determination of the adequacy of the allowance and provisioning for estimated losses is evaluated regularly based on review of loans, with particular emphasis on non-performing and other loans that management believes warrant special consideration. While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers may necessitate future additions or reductions to the allowance. Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. The Company’s historical credit loss experience provides the basis for the estimation of expected credit losses, supplemented with peer loss information, and results in expected probabilities of default and expected losses given default. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as changes in environmental conditions, such as changes in unemployment rates, production metrics, property values, or other relevant factors.

Expected losses are applied to loans grouped in portfolio segments, which are pools of loans aggregated based on type of borrower and collateral which is generally based upon federal call report segmentation. Portfolio segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. These portfolio segments are as follows:

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

SBA 7(a): The SBA 7(a) portfolio includes loans originated under the federal Section 7(a) loan program. The SBA is an independent government agency that facilitates one of the nation’s largest sources of SMB financing by providing credit guarantees for its loan programs. SBA 7(a) loans are partially guaranteed by the SBA, with SBA guarantees typically ranging between 50% and 90% of the principal and interest due. Under the SBA’s 7(a) lending program, a bank or other lender may underwrite loans between $5,000 and $5.0 million for a variety of general business purposes based on the SBA’s loan program requirements. The guaranteed portion of the loans are held for sale and carried at LCM and therefore are not subject to CECL. The unguaranteed portion of the loans that are held on balance sheet at amortized cost are subject to CECL.

Individually Evaluated Loans: Loans that do not share risk characteristics with existing pools are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and management expects repayment of the financial asset to be provided substantially through the sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral or going concern, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV from the operation of the collateral. When repayment is expected to be from the sale of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

Accrued Interest. Accrued interest receivable balances are presented within other assets on the consolidated balance sheet. Accrued interest is excluded from the measurement of the allowance for credit losses, including investments and loans. Generally, accrued interest is reversed when a loan is placed on non-accrual or is written-off. Current year accrued interest is reversed through interest income while accrued interest from prior years is written-off through the ACL. Historically, we have not experienced uncollectible accrued interest receivable on investment debt securities.

Allowance for off-balance sheet credit exposures. The exposure is a component of other liabilities in the consolidated balance sheet and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unused portions of lines of credit and standby and commercial letters of credit. The process used to determine the allowance for these exposures is consistent with the process for determining the allowance for loans, as adjusted for estimated funding probabilities or loan equivalency factors. A charge (credit) to provision for credit losses on the consolidated statements of income is made to account for the change in the allowance on off-balance sheet exposures between reporting periods.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the AFS security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2023, the Company determined that the unrealized loss positions in the AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

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

At December 31, 2023 the allowance for doubtful accounts was $1.0 million. There was no allowance for doubtful accounts as of December 31, 2022 prior to the Acquisition.

Settlement Receivable

Settlement receivable represents amounts due from third parties for guaranteed portions of SBA 7(a) loans which have been sold at year-end but have not yet settled. The guaranteed portion of SBA 7(a) principal balances that have been sold but not yet settled at December 31, 2023 was $56.5 million. The settlement receivable also includes $5.7 million of premiums, which have been recognized in Net Gains on Sales of Loans.

Goodwill and Intangible Assets

Goodwill is an indefinite lived asset, which is not amortized and is instead subject to impairment testing, at least annually. Intangible assets, such as customer merchant accounts, with finite lives are amortized over an estimated useful life of 66 to 120 months. (See NOTE 8—GOODWILL AND INTANGIBLE ASSETS.)

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

Leases - Right of use assets and lease liabilities

Under ASC 842, operating lease expense is generally recognized on a straight-line basis over the term of the lease. The Company has entered into operating lease agreements for office space with remaining contractual terms up to three years, some of which include renewal options that extend the leases for up to 10 years. These renewal options are not considered in the remaining lease term unless it is reasonably certain the Company will exercise such options. The operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Transfers and Servicing of Financial Assets
For a transfer of financial assets to be considered a sale, the transfer must meet the sale criteria of ASC 860, which, at the time of the transfer, requires that the transferred assets qualify as recognized financial assets and the Company surrender control over the assets. Such surrender requires that the assets be isolated from the Company, even in bankruptcy or other receivership, the purchaser have the right to pledge or sell the assets transferred and the Company not have an option or obligation to reacquire the assets.

Assets related to transactions that do not meet ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”) requirements for accounting sale treatment are reflected in the Company’s consolidated statements of assets and liabilities as investments and the sale proceeds are recognized as a liability.
Assets owned by securitization trusts and included in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of the Company. From 2010 through December 31, 2023, NSBF engaged in thirteen (13) securitizations of the unguaranteed portions of its SBA 7(a) loans. A securitization uses a special purpose entity (the “Trust”), which is considered a variable interest entity. Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidation, which became effective January 1, 2010, the Company determined that as the primary beneficiary of the securitization vehicles, based on its power to direct activities through its role as servicer for the Trusts and its obligation to absorb losses and right to receive benefits, it needed to consolidate the Trusts. The Company therefore consolidates the entities using the carrying amounts of the Trusts’ assets and liabilities and reflects the assets in SBA 7(a) Unguaranteed Loans and reflects the associated financing in Notes Payable - Securitization trusts on the Consolidated Statements of Assets and Liabilities.
The Company accounts for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company and Newtek Bank earn servicing fees from the guaranteed portions of SBA 7(a) loans they originate and sell. The Company has also recorded servicing assets/liabilities on loans sold where the Company retained an obligation to service the loan sold. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgement is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life and impairment is recorded to the extent the amortized cost exceeds the asset’s FV.

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

Due to Participants
Due to participants represents amounts due to third party investors in the SBA guaranteed portion of SBA 7(a) and PPP loans. When the Company receives principal payments, including PPP loan forgiveness, after the loan has been either partially or fully sold to the participant, the remittances received by the Company are either owed in part or in full to the participant and amounts are recorded as a liability on the consolidated statements of financial condition.

Dividends to Shareholders

Dividends and distributions to the Company's stockholders are recorded on the declaration date. The timing and amount to be paid out as a dividend or distribution is determined by the Company's Board each quarter.

Loan Interest Income Recognition and Changes in Fair Value

Held for Investment

At Amortized Cost, net of deferred loan fees and costs: Interest on loans is generally recognized on a daily accrual basis at the applicable interest rate. Interest is not accrued on loans that are more than 90 days delinquent on payments, and any interest that was accrued but unpaid on such loans is reversed from interest income at that time, or when deemed to be uncollectible. Interest subsequently received on such loans is recorded as interest income or alternatively as a reduction in the amortized cost of the loan if there is significant doubt as to the collectability of the unpaid principal balance. Loans are returned to accrual status when principal and interest amounts contractually due are brought current and future payments are reasonably assured.

At FV: In accordance with accounting standards, any loans for which FV was previously elected continue to be measured as such. Interest income is recognized in the same manner on loans reported at FV as on non-FV loans, except in regard to origination fees and costs which are recognized immediately upon FV election. The changes in FV of loans are reported within noninterest income as Net gain (loss) on loans accounted for under the fair value option. FV of loans includes adjustments for historical credit losses, market liquidity, and economic conditions. The Company values performing accrual loans on a pool basis. Loans that have experienced credit deterioration are valued individually based on resolution plans developed by the Company based on timing and amount of expected future cash flows from all sources of repayment, including both cash flows of the borrower as a going concern as well as the liquidation of collateral and pursuit of personal guarantees.

Held for Sale

At LCM: Net unrealized losses, if any, on loans without a FV election, are recognized through a valuation allowance and recorded as a charge to Other noninterest income. The cost basis of loans HFS includes unamortized loan origination fees and costs. The pro-rata portion, based on the percent of the total loan sold, of the remaining deferred fees and costs are recognized as an adjustment to the gain on sale. Not electing FV generally results in a larger discount being recorded on the origination date. This discount will subsequently be accreted into interest income over the underlying loan’s remaining term using the effective interest method. Management made this change of election in alignment with its ongoing effort to reduce volatility and drive more predictable revenue.

If the transfer is accounted for as a sale, the loans are derecognized from the Company’s consolidated balance sheet and a gain or loss is recognized in net gains on sales of loans line item on the consolidated statements of income. The gain on sale recognized in income is the sum of the premium on the guaranteed loan and the FV of the servicing assets recognized, less the discount recorded on the unguaranteed portion of the loan retained. If the transfer does not satisfy the aforementioned control criteria, the transaction is recorded as a secured borrowing with the transferred loans remaining on the Company’s consolidated balance sheet and proceeds recognized as a liability.

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

Servicing income: The Company earns servicing income related to the guaranteed portions of SBA 7(a) and ALP loan investments sold into the secondary market. These recurring servicing fees are earned and recorded daily. Servicing income is earned for the full term of the loan or until the loan is repaid.

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

ASU 2014-09, "Revenues from Contracts with Customers (“Topic 606”)" (“ASC 606”) requires that the Company determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the quarter ended December 31, 2023, substantially all of the Company’s revenues were recognized at a point in time.

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

Such residual expenses are recognized in the Company’s consolidated statements of income. During the quarter ended December 31, 2023, the Company partnered with two sponsor banks for substantially all merchant transactions. Substantially all merchant transactions were processed by one merchant processor.

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

Stock – Based Compensation

The Company accounts for its equity-based compensation plans using the fair value method, as prescribed by ASC Topic 718 – Stock Compensation. Accordingly, for restricted stock awards, the Company measures the grant date fair value based upon the market price of the Company’s Common Stock on the date of the grant and amortizes this fair value to salaries and benefits ratably over the requisite service period or vesting term on a straight line basis. Forfeitures are recognized as incurred.

Income Taxes

Deferred tax assets and liabilities are computed based upon the differences between the financial statement and income tax basis of assets and liabilities using the enacted tax rates in effect for the year in which those temporary differences are expected to be realized or settled. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Such deferred tax assets and liabilities recorded on the statement of financial condition were a deferred tax asset, net of $5.2 million at December 31, 2023 and a deferred tax liability, net of $19.2 million at December 31, 2022, respectively.

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the United States and its political subdivisions. Significant judgments and estimates are required in determining the consolidated income tax expense.

The Company’s U.S. federal and state income tax returns prior to fiscal year 2020 are generally closed, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Interest and penalties assessed by tax jurisdictions for income tax matters are presented as income tax expense on the consolidated statement of income.

Formerly, as a RIC ending with the Company’s December 31, 2022 fiscal year end, the Company was not subject to corporate level income tax. Beginning on January 1, 2023 with the start of the 2023 fiscal year, the Company no longer qualifies as a RIC and will be subject to corporate level income tax. See NOTE 21—INCOME TAXES.

Segments

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management has determined that the Company has four reportable operating segments: Banking, Non-Bank SBA 7(a) Lending, Technology, and Payments as discussed more fully in NOTE 22—SEGMENTS. In determining the appropriateness of a segment definition, the Company considers the criteria of FASB ASC 280, Segment Reporting.

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

Current Expected Credit Losses (Topic 326)
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326) and in April 2019, the FASB issued ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (collectively, “CECL”). CECL changed how entities measure potential credit losses for most financial assets and certain other instruments that are not measured at fair value. CECL replaced the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost. While ASU 2016-13 does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. CECL was effective for the Company beginning January 1, 2023; however, the Company continues to measure NSBF’s SBA 7(a) loan portfolio at fair value and intends to do so until the portfolio is completely runoff. Following the Acquisition on January 6, 2023, the Company owns and consolidates Newtek Bank, which applies CECL.

Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02)
In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The purpose of this guidance is twofold. First, the guidance eliminates TDR recognition and measurement guidance that has been deemed no longer necessary under CECL. The guidance also adds a requirement to incorporate current year gross charge-offs by origination year into the vintage tables. With respect to the TDR impacts, under CECL, credit losses for financial assets measured at amortized cost are determined based on the total current expected credit losses over the life of the financial asset or group of financial assets. Due to the Acquisition, any aspects of credit deterioration to include modifications to loans for borrowers experiencing financial difficulty were captured in purchase accounting and the allowance as of the Acquisition date. Therefore, credit losses on financial assets that have been modified as TDRs would have largely been incorporated in the allowance upon initial recognition. Under ASU 2022-02, the Company will evaluate whether loan modifications previously characterized as TDRs represent a new loan or a continuation of an existing loan in accordance with ASC Topic 310, Receivables. The guidance also added new disclosures that require an entity to provide information related to loan modifications that are made to borrowers that are deemed to be in financial difficulty. Following the Acquisition on January 6, 2023, the Company owns and consolidates Newtek Bank, which adopted the ASU on January 1, 2023, on a prospective basis. The impact of these amendments was not material.

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

Improvements to Reportable Segment Disclosures (ASU 2023-07)
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The purpose of this guidance is to improve reportable segment disclosure, primarily through enhanced disclosures about significant segment expenses. This ASU requires that an entity disclose, on an interim and annual basis, significant segment expenses that are regularly provided to the CODM and are included within the reported measure of segment profit or loss. This ASU also requires an entity to disclose, on an interim and annual basis, other segment items by reportable segment, including a qualitative description of the composition of those items. This “other” category is defined as the difference between segment profit or loss and segment revenue less significant segment expenses. Entities are also required to disclose the title and position of the individual, or the name of the group or committee, identified as the CODM. The amendments are effective on January 1, 2024, for annual reporting, and January 1, 2025, for interim reporting, with early adoption permitted. The amendments must be applied using a retrospective approach. Management does not expect the impact of these amendments to be material.

Improvements to Income Tax Disclosures (ASU 2023-09)
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of this guidance is to enhance the rate reconciliation and income taxes paid disclosures. This ASU requires that an entity disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. For the state and local income tax category of the rate reconciliation, entities must disclose a qualitative description of the states and local jurisdictions that make up the majority (greater than 50 percent) of the category. For the income taxes paid disclosures, entities will be required to disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes. The amendments are effective on January 1, 2025, with early adoption permitted. The amendments must be applied using either a prospective or retrospective approach. Management does not expect the impact of these amendments to be material.

Business Combinations—Joint Venture Formations (ASU 2023-05)
In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60).
The amendments in this Update address the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The objectives of the amendments are to (1) provide decision-useful information to investors and other allocators of capital (collectively, investors) in a joint venture’s financial statements and (2) reduce diversity in practice. The amendments in this Update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025, may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. Management does not expect the impact of these amendments to be material.

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

The purchase price, including costs incurred by the Company on behalf of the seller directly associated with the Acquisition, was preliminarily allocated to net assets acquired. Final allocation has been obtained and the purchase allocations finalized at December 31, 2023. The following table summarizes the allocation of consideration paid for the fair value of assets acquired and liabilities assumed from NBNYC:

The following table provides a final allocation of consideration paid for the fair value of assets acquired and liabilities assumed from NBNYC as of January 6, 2023:

Purchase price consideration	$21,281

Fair value of assets acquired:
Cash and due from banks	29,138
Interest-bearing deposits in banks	3,284
Total cash and cash equivalents	32,422

Available-for-sale securities (at fair value)	5,004
Other investments	1,226
Loans receivable	159,155
Federal Reserve Bank stock, at cost	54
Federal Home Loan Bank stock, at cost	1,470
Accrued interest receivable	353
Deferred income taxes	495
Goodwill	271
Core deposit intangible	1,040
Other assets	399
Total assets	$201,889

Fair value of liabilities assumed:
Deposits:
Demand	$21,878
Savings, Super NOW, and Money Market	10,975
Certificates of deposit	104,162
Total deposits	137,015

Advances from the Federal Home Loan Bank	27,817
Accrued expenses and other liabilities	15,776
Total liabilities	$180,608

In connection with the Acquisition, the Company recorded $0.3 million of goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is an asset representing the acquired future economic benefits such as synergies that are not individually identified and separately recognized (i.e., it is measured as a residual). The amount of goodwill recognized is also impacted by measurement differences resulting from certain assets and liabilities not being recorded at fair value (e.g., income taxes, employee benefits). In accordance with ASC 805-30-30-1, the measurement of goodwill occurs on the Acquisition Date and, other than qualifying measurement period adjustments, no adjustments are made to goodwill recognized as of the Acquisition Date until and unless it becomes impaired.

ASC 805 provides for a period of time during which the acquirer may adjust provisional amounts recognized at the acquisition date to their subsequently determined acquisition-date fair values, referred to as the “measurement period.” Adjustments during the measurement period are not limited to just those relating to assets acquired and liabilities assumed but apply to all aspects of business combination accounting (e.g., the consideration transferred). Measurement-period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Prior period information is not revised, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. In accordance with ASC 805, the Company recorded a measurement period adjustment and decreased goodwill by $1.0 million related to the finalization of the consideration transferred.

Information regarding the allocation of goodwill to the Company’s reportable segments, as well as the carrying amounts and amortization of the core deposit intangible, can be found within NOTE 22—SEGMENTS and NOTE 8—GOODWILL AND INTANGIBLE ASSETS, respectively. None of the goodwill is tax deductible. Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the NBNYC Acquisition.

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

Par value (unpaid principal balance)	$42,443
ACL at acquisition	(870)
Non-credit (discount)	(1,559)
Fair Value	$40,014

Transaction costs describe the broad category of costs the Company incurs in connection with signed and/or closed acquisitions. Transaction costs include expenses associated with legal, accounting, regulatory, and other transition services rendered in connection with acquisition, travel expense, and other non-recurring direct expenses associated with acquisitions.

The Company incurred transaction costs related to the NBNYC Acquisition during the years ended December 31, 2023, 2022 and 2021 of $0.2 million, $2.3 million and $1.3 million, respectively . These costs have been included in the Consolidated Statement of Operations in Professional Services Expense.

NOTE 4—INVESTMENTS:

Investments consisted of the following at:

	December 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Debt securities available-for-sale, at fair value	$32,372	$32,171	$—	$—
Federal Home Loan Bank and Federal Reserve Bank stock	3,635	3,635	—	—
Non-controlled investments	796	728	1,360	1,360
Joint ventures	37,864	40,859	23,314	23,022

Controlled investments:
Equity	—	—	99,195	241,113
Debt	—	—	32,300	18,104
Total investments	$74,667	$77,393	$156,169	$283,599

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

The following tables show certain summarized financial information for NCL JV:

Selected Statement of Assets and Liabilities Information	December 31, 2023	December 31, 2022
	(Unaudited)	(Unaudited)
Cash	$612	$791
Restricted cash	3,298	2,362
Investments in loans, at fair value (amortized cost of $68,404 and $78,785, respectively)	70,083	78,595
Other Assets	1,614	1,807
Total assets	$75,607	$83,555

Securitization notes payable	$38,805	$49,273
Other liabilities	905	1,109
Total liabilities	39,710	50,382

Net assets	35,897	33,173
Total liabilities and net assets	$75,607	$83,555

Selected Statements of Operations Information	Year Ended December 31,
	2023	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)
Interest and other income	$6,160	$6,966	$6,300
Total expenses	2,524	2,916	2,612
Net investment income	3,636	4,050	3,688
Unrealized (depreciation) appreciation on investments	1,869	(4,494)	282
Net increase (decrease) in net assets resulting from operations	$5,505	$(444)	$3,970

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

The following tables show certain summarized financial information for TSO JV:

Selected Statement of Assets and Liabilities Information	December 31, 2023	December 31, 2022
	(Unaudited)	(Unaudited)
Cash	$4,401	$1,046
Restricted cash	1,183	498
Investments in loans, at fair value (amortized cost of $62,695 and $21,038, respectively)	66,689	22,449
Other assets	1,374	2,034
Total assets	$73,647	$26,027

Bank notes payable	$29,636	$12,950
Other liabilities	1,092	206
Total liabilities	30,728	13,156

Net assets	42,919	12,871
Total net assets	$73,647	$26,027

Selected Statements of Operations Information	Year Ended December 31,
	2023	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)
Interest and other income	$3,823	$101	$—
Total expenses	4,430	385	—
Net investment income (loss)	(607)	(284)	—
Unrealized appreciation on investments	2,580	1,412	—
Realized loss on investments	(16)	—	—
Realized gain (loss) on derivative transactions	399	—	—
Unrealized gain (loss) on derivative transactions	(911)	218	—
Net increase in net assets resulting from operations	$1,445	$1,346	$—

Transactions with Affiliated Companies

An affiliated company is an unconsolidated entity in which the Company has an ownership of 5% or more of its voting securities. Transactions related to our joint ventures and non-controlled investments for the year ended December 31, 2023 were as follows:

Company	Fair Value at December 31, 2022	Purchases (Cost)	Principal Received	Return of Investment	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Fair Value at December 31, 2023	Interest and Other Income	Dividend Income
Joint Ventures
Newtek Conventional Lending, LLC	$16,587	$248	$—	$—	$—	$2,565	$19,400	$—	$1,641
Newtek TSO II Conventional Credit Partners, LP	6,435	14,302	—	—	—	722	21,459	—	—
Total Joint Ventures	$23,022	$14,550	$—	$—	$—	$3,287	$40,859	$—	$1,641

Non-Control Investments
EMCAP Loan Holdings, LLC	$1,000	$—	$—	$(564)	$—	$(68)	$368	$—	$116
Biller Genie Software, LLC	360	—	—	—	—	—	360	—	—
Total Non-Control Investments	$1,360	$—	$—	$(564)	$—	$(68)	$728	$—	$116

Total Affiliate Investments	$24,382	$14,550	$—	$(564)	$—	$3,219	$41,587	$—	$1,757

Debt Securities Available-for-Sale

The following tables summarize the amortized cost and fair value of available-for-sale securities by major type as of December 31, 2023:

At December 31 , 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$29,372	$—	$67	$29,305
Government agency debentures	3,000	—	134	2,866
Total available for sale securities	$32,372	$—	$201	$32,171

There was $0.2 million accrued interest receivable on available-for-sale securities at December 31, 2023, and is included in Other assets in the accompanying Consolidated Statements of Financial Condition.

During the year ended December 31, 2023, no securities were sold or settled.

Unrealized Losses

The following tables summarize the gross unrealized losses and fair value of available-for-sale securities by length of time each major security type has been in a continuous unrealized loss position:

	At December 31 , 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$29,304	$67	$—	$—	1	$29,304	$67
Government agency debentures	2,867	134	—	—	2	2,867	134
Total	$32,171	$201	$—	$—	$3	$32,171	$201

Management evaluates available-for-sale debt securities to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. The evaluation considers the extent to which the security’s fair value is less than cost, the financial condition and near-term prospects of the issuer, and intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. These unrealized losses are primarily the result of non-credit-related volatility in the market and market interest rates. Since none of the unrealized losses relate to marketability of the securities or the issuers' ability to honor redemption obligations and the Company has the intent and ability to hold the securities for a sufficient period of time to recover unrealized losses, none of the losses have been recognized in the Company’s Consolidated Statements of Income.

Contractual Maturities

The following table summarizes the amortized cost and fair value of available-for-sale securities by contractual maturity:

	At December 31 , 2023		At December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within 1 year	$32,372	$32,171	$—	$—
Total available for sale securities	$32,372	$32,171	$—	$—

Other information

The following table summarizes Newtek Bank’s available-for-sale securities pledged for deposits, borrowings, and other purposes:

	At December 31 , 2023	At December 31, 2022
Pledged for deposits	$—	$—
Pledged for borrowings and other	30,730	—
Total available for sale securities pledged	$30,730	$—

NOTE 5—LOANS:

Loans held for investment

Loans held for investment included SBA 7(a) loans originated by NSBF and Newtek Bank, as well as CRE and C&I loans originated by Newtek Bank. The following tables shows the Company’s loan portfolio by industry for loans held for investment, at fair value and loans held for investment, at amortized cost:

	Loans Held for Investment, at Fair Value
	December 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Food Services and Drinking Places	$43,779	$43,955	$47,012	$47,198
Specialty Trade Contractors	40,193	35,451	42,082	38,059
Professional, Scientific, and Technical Services	36,248	35,377	39,910	38,086
Ambulatory Health Care Services	27,291	26,633	27,275	25,151
Merchant Wholesalers, Durable Goods	21,873	21,152	22,164	22,004
Administrative and Support Services	21,319	19,521	22,352	20,827
Amusement, Gambling, and Recreation Industries	21,289	22,839	23,812	24,928
Repair and Maintenance	15,886	17,005	16,993	17,165
Merchant Wholesalers, Nondurable Goods	15,623	15,573	16,183	15,312
Truck Transportation	15,590	12,113	23,673	18,071
Personal and Laundry Services	12,867	13,584	12,949	13,333
Fabricated Metal Product Manufacturing	12,439	13,205	13,483	14,032
Food Manufacturing	10,233	8,714	10,756	8,873
Construction of Buildings	9,868	9,890	11,252	10,194
Accommodation	9,259	10,162	11,476	10,428
Motor Vehicle and Parts Dealers	9,046	9,382	10,071	9,536
Social Assistance	8,857	9,721	9,150	9,857
Support Activities for Mining	8,455	7,754	10,426	8,615
Transportation Equipment Manufacturing	7,687	7,999	8,272	8,445
Building Material and Garden Equipment and Supplies Dealers	7,384	6,781	8,098	7,689
Food and Beverage Stores	7,026	7,306	5,711	5,857
Rental and Leasing Services	6,764	7,178	7,417	7,647
Nursing and Residential Care Facilities	6,182	6,709	8,187	8,697
Educational Services	5,368	5,636	5,838	6,133
Other	102,037	96,161	118,251	109,131
Total	$482,563	$469,801	$532,793	$505,268

	Loans Held for Investment, at Amortized Cost
	December 31, 2023	December 31, 2022
Commercial Real Estate	$163,803	$—
Commercial & Industrial	8,191	—
Small Business Administration	163,918	—
Total Loans	335,912	—
Deferred fees and costs	393	—
Loans held for investment, at amortized cost, net of deferred fees and costs	$336,305	$—

Past Due and Non-Accrual Loans

The following tables summarize the aging of accrual and non-accrual loans by class:

	As of December 31, 2023
	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or more Days Past Due and Accruing(1)	Non- accrual	Total past Due and Non-accrual	Current	Total Carried at Amortized Cost	Total Loans Accounted for Under the Fair Value Option	Total Loans Held for Investment
At amortized cost
SBA	$3,637	$311	$—	$752	$4,700	$159,218	$163,918	$—	$163,918
Commercial Real Estate	948	—	—	4,621	5,569	158,234	163,803	—	163,803
Commercial & Industrial	—	—	—	—	—	8,191	8,191	—	8,191
Total, at amortized cost	$4,585	$311	$—	$5,373	$10,269	$325,643	$335,912	$—	$335,912
Deferred fees and costs							393	—	393
Total, at amortized cost net of deferred fees and costs							$336,305	$—	$336,305
Allowance for credit losses							(12,574)	—	(12,574)
Total, at amortized cost, net							$323,731	$—	$323,731

At fair value
SBA	$20,380	$16,075	$—	$48,174	$84,629	$385,172		$469,801	$469,801

Total loans held for investment	$24,965	$16,386	$—	$53,547	$94,898	$710,815	$323,731	$469,801	$793,532
(1)Represents loans that are considered well secured and in the process of collection.

	As of December 31, 2022
	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or more Days Past Due and Accruing	Non- accrual	Total past Due and Non-accrual	Current	Total Carried at Amortized Cost	Loans Accounted for Under the Fair Value Option	Total Loans
SBA	$18,681	$12,754	$—	$34,433	$65,868	$439,400	$—	$505,268	$505,268

The Company identified five loans that did not share similar risk characteristics with the loan segments identified in NOTE 2—SIGNIFICANT ACCOUNTING POLICIES and evaluated them for impairment individually. The unpaid contractual principal balance and recorded investment for the loans individually assessed was $5.3 million with an allowance of $0.1 million as of the year ended December 31, 2023.

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

The following tables present asset quality indicators by portfolio class and origination year as of December 31, 2023.

	Term Loans Held for Investment by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
SBA 7(a) Unguaranteed, net of deferred fees and costs
Risk Grades 1-4	$161,263	$—	$—	$—	$—	$—	$161,263
Risk Grades 5-6	2,655	—	—	—	—	—	2,655
Risk Grade 7	—	—	—	—	—	—	—
Risk Grade 8	—	—	—	—	—	—	—
Total	$163,918	$—	$—	$—	$—	$—	$163,918

SBA, at fair value
Risk Grades 1-4	$34,289	$151,929	$53,998	$27,870	$52,175	$94,751	$415,012
Risk Grades 5-6	349	8,968	5,813	1,257	11,764	25,727	53,878
Risk Grade 7	—	—	—	—	—	—	—
Risk Grade 8	—	149	17	22	16	707	911
Total	$34,638	$161,046	$59,828	$29,149	$63,955	$121,185	$469,801

Commercial Real Estate
Risk Grades 1-4	$53,567	$28,224	$14,590	$—	$8,888	$49,771	$155,040
Risk Grades 5-6	—	—	948	910	2,284	4,621	8,763
Risk Grade 7	—	—	—	—	—	—	—
Total	$53,567	$28,224	$15,538	$910	$11,172	$54,392	$163,803

Commercial & Industrial
Risk Grades 1-4	$6,174	$—	$—	$—	$—	$2,017	$8,191
Risk Grades 5-6	—	—	—	—	—	—	—
Risk Grade 7	—	—	—	—	—	—	—
Total	$6,174	$—	$—	$—	$—	$2,017	$8,191

Total	$258,297	$189,270	$75,366	$30,059	$75,127	$177,594	$805,713

December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
SBA
Risk Grades 1-4	$171,948	$66,113	$34,116	$69,563	$55,376	$70,669	$467,785
Risk Grades 5-6	698	3,633	595	5,400	6,772	20,273	37,371
Risk Grade 7	—	—	—	—	—	112	112
Total	$172,646	$69,746	$34,711	$74,963	$62,148	$91,054	$505,268

Allowance for Credit Losses

See NOTE 2—SIGNIFICANT ACCOUNTING POLICIES for a description of the methodologies used to estimate the ACL.

The following table details activity in the ACL for the year ended December 31, 2023:

	Commercial Real Estate	Commercial & Industrial	Small Business Administration	Total
Beginning Balance	$—	$—	$—	$—
Adjustment to Beginning Balance due to PCD marks[1]	774	96	—	870
Charge offs	—	—	—	—
Recoveries	—	—	—	—
Provision	634	218	10,852	11,704
Ending Balance	$1,408	$314	$10,852	$12,574

1 Given the January 6, 2023 transition to a financial holding company, the Company established an ACL with the beginning balance representing the purchased credit deteriorated loans acquired through the NBNYC Acquisition. There were no charge-offs or recoveries on the loans held for investment, at amortized cost during the year ended December 31, 2023.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The Company did not make any loan modifications to borrowers experiencing financial difficulty that would require disclosure, such as principal forgiveness, term extension, or interest rate reductions during the year ended December 31, 2023. Additionally there were no troubled debt restructurings under legacy U.S. GAAP during the year ended December 31, 2023.

Loans held for sale

	December 31, 2023		December 31, 2022
	At FV	At LCM	At FV	At LCM
SBA 504 First Lien	$66,387	$38,787	$—	$—
SBA 504 Second Lien	20,757	5,741	—	—
SBA 7(a)	262	64	287	—
SBA 7(a) Partials	104	11,237	18,884	—
ALP	31,357	—	—	—
Subtotal	118,867	55,829	19,171	—
Deferred fees and costs	—	778	—	—
Loans held for sale, net of deferred fees and costs	$118,867	$56,607	$19,171	$—

NOTE 6—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Due to/from affiliated companies

The following table summarizes the amounts due to and due from affiliated companies as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Due to affiliated companies[1]	$158	$1,338
Due from affiliated companies[2]	7	1,211
Total due to/due from affiliated companies	$151	$127
1 Included within Other Assets
2 Included within Accounts payable, accrued expenses, and other Liabilities

Notes payable - related parties

The following table summarizes our Notes payable - related parties as of December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022
Notes payable - related parties	$—	$24,250

Following the January 6, 2023 Acquisition and related consolidation of the Company’s previously unconsolidated portfolio companies, the Company no longer has notes payable with related parties on its statements of financial condition for December 31, 2023. All notes payable with related parties that existed as December 31, 2022 now eliminate in consolidation.

Transactions with joint ventures and non-control investments

Refer to NOTE 4—INVESTMENTS for a schedule of transactions with our joint ventures and non-control equity investments.

The following table summarizes the income earned from our joint ventures for the periods ended December 31, 2023, December 31, 2022 and December 31, 2021:

	For the years ended December 31,
	2023	2022	2021
Servicing income[1]	$1,240	$840	$752

Newtek Bank Deposits

At December 31, 2023, Newtek Bank, in the normal course of business, had deposits from certain of the Company’s officers, directors and their associated companies totaling $5.6 million.
Other Transactions with Related Parties
The nephew of the Chief Executive Officer of the Company is employed by one of the Company’s consolidated subsidiaries and earned annual compensation in excess of $125 thousand during 2023, 2022 and 2021. The sister of a Director and the Chief Admin Officer is employed by one of the Company’s consolidated subsidiaries and earned annual compensation in excess of $125 thousand during 2023.

NOTE 7—SERVICING ASSETS:
Servicing assets held by NSBF and Newtek Bank, including its subsidiary SBL, are measured at fair value and lower of cost or market, respectively. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells. As of December 31, 2023 the Company services $1.8 billion in SBA 7(a) loans and $63.5 million in ALP loans. Refer to NOTE 9—FAIR VALUE MEASUREMENTS for a rollforward of servicing assets at fair value.

The following tables summarizes the fair value and valuation assumptions related to servicing assets at December 31, 2023 and December 31, 2022:

	December 31, 2023				December 31, 2022
		Weighted	Range			Weighted	Range
Unobservable Input	Amount	Average	Minimum	Maximum	Amount	Average	Minimum	Maximum

Servicing Assets at FV:	$29,336				$30,268
Discount factor[1]		13.50%	13.50%	13.50%		16.50%	16.50%	16.50%
Cumulative prepayment rate		22.50%	22.50%	22.50%		25.00%	25.00%	25.00%
Average cumulative default rate		19.00%	19.00%	19.00%		25.00%	25.00%	25.00%

Servicing Assets at LCM:	10,389				—
Discount factor[1]		13.50%	13.50%	13.50%		—%	—%	—%
Cumulative prepayment rate		29.76%	22.50%	75.00%		—%	—%	—%
Average cumulative default rate		19.14%	19.00%	20.00%		—%	—%	—%

Total	$39,725				$30,268
(1) Determined based on risk spreads and observable secondary market transactions.
Servicing fee income earned for the years ended December 31, 2023, 2022, and 2021 was $18.3 million, $13.7 million, and $11.3 million, respectively.

NOTE 8—GOODWILL AND INTANGIBLE ASSETS:

Goodwill

The following table summarizes changes in the carrying amount of goodwill:

	December 31, 2023	December 31, 2022
Banking	$271	$—
Payments	13,814	$—
Technology	11,800	$—
Total goodwill	$25,885	$—

The Company did not have any goodwill as of December 31, 2022 as a BDC. On January 6, 2023, the Company consolidated its previously unconsolidated portfolio companies and completed the Acquisition, which resulted in goodwill of $25.6 million and $0.3 million, respectively. The goodwill in the payments and technology segments was generated from acquisitions prior to 2022 by the legal entities within those segments.

Intangible Assets

The following table summarizes intangible assets:

	At December 31, 2023			At December 31, 2022
	Gross carrying Amount	Accumulated Amortization	Net Carrying amount	Gross carrying Amount	Accumulated Amortization	Net Carrying amount
Core Deposits	$1,040	$(197)	$843	$—	$—	$—
Payments Customer Lists	8,575	(8,562)	13	—	—	—
Technology Customer Lists	6,525	(3,146)	3,379	—	—	—
Total intangible assets	$16,140	$(11,905)	$4,235	$—	$—	$—

The Company did not have any intangible assets as of December 31, 2022 as a BDC. On January 6, 2023, the Company consolidated its previously unconsolidated portfolio companies and completed the Acquisition, which resulted in intangible assets. As of December 31, 2023, the Company had $3.4 million of intangible assets relating to previously unconsolidated portfolio companies and $0.8 million on core deposits at Newtek Bank.

Amortization expense for the year ended December 31, 2023 was $1.5 million and is included in Depreciation and amortization on the Consolidated Statements of Income. There was no amortization expense for the years ended December 31, 2022 and
2021 since there were no intangible assets prior to the Acquisition.

The remaining estimated aggregate future amortization expense for intangible assets as of December 31, 2023 is as follows:

Amortization Expense
2024	$655
2025	622
2026	601
2027	580
2028	560
Thereafter	1,217
Total	$4,235

NOTE 9—FAIR VALUE MEASUREMENTS:

The following tables present fair value measurements of certain of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of December 31, 2023 and December 31, 2022:

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available-for-sale
U.S. Treasury notes	$29,305	$29,305	$—	$—
Government agency debentures	2,866	—	2,866	—
Loans held for sale, at fair value	118,867	—	—	118,867
Loans held for investment, at fair value	469,801	—	—	469,801
Other real estate owned [1]	1,110	—	—	1,110
Non-controlled/affiliate investments	728	—	—	728
Servicing assets	29,336	—	—	29,336
Joint ventures	40,859	—	—	40,859
Total assets measured at fair value	$692,872	$29,305	$2,866	$660,701
Liabilities:
Equity warrants[3]	$141	$—	$—	$141
Derivative instruments[2,3]	630	—	630	—
Total liabilities measured at fair value	$771	$—	$630	$141
(1) Included in Other Assets on the Consolidated Statements of Financial Condition.
(2) Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(3) Included in Other Liabilities on the Consolidated Statements of Financial Condition.

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, at fair value	$19,171	$—	$—	$19,171
Loans held for investment, at fair value	505,268	—	—	505,268
Controlled investments	259,217	—	—	259,217
Other real estate owned[1]	3,529	—	—	3,529
Non-control investments	1,360	—	—	1,360
Servicing assets	30,268	—	—	30,268
Joint ventures[2]	23,022	—	—	—
Total assets	$841,835	$—	$—	$818,813
(1) Included in Other Assets on the Consolidated Statements of Financial Condition.
(2) The Company’s investment in TSO JV and NCL JV are measured at fair value using NAV and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Financial Condition.

The following tables represents the changes in the investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023
	Loans HFI, at FV	Loans HFS, at FV	Controlled Investments	Joint Ventures	Servicing Assets	Non-Control Investments	Warrant Liabilities[2]	Other Real Estate Owned[1]
Fair value, December 31, 2022	$505,268	$19,171	$259,217	$23,022	$30,268	$1,360	$—	$3,529
Additions/(removal) of entities consolidating after Conversion to BHC	—	69,745	(259,217)	—	—	—	—	—
Reclasses between loans at FV and LCM	5,879	(28,513)	—	—	—	—	—	—
Sales	(23,783)	(180,784)	—	—	—	—	—	(4,248)
Principal payments received	(77,966)	(6,233)	—	—	—	—	—	—
Foreclosed real estate acquired	(2,978)	—	—	—	—	—	—	2,978
SBA loans, funded	38,889	167,124	—	—	—	—	—	—
ALP loans, funded	—	69,835	—	—	—	—	—	—
Additions	—	—	—	—	2,617	—	311	—
Purchases and repurchases of loans	9,728	5,279	—	—	—	—	—	—
Capital contributions/(distributions)	—	—	—	14,550	—	(564)	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	13,515	3,931	—	3,287	1,847	(68)	(170)	—
Other factors	1,249	(688)	—	—	(5,396)	—	—	(1,149)
Fair value, December 31, 2023	$469,801	$118,867	$—	$40,859	$29,336	$728	$141	$1,110
(1) Included in Other Assets on the Consolidated Statements of Financial Condition.
(2) Included in Other Liabilities on the Consolidated Statements of Financial Condition.

	Year Ended December 31, 2022
	Loans HFI, at fair value	Loans HFS, at fair value	Controlled Investments	Servicing Assets	Non-Control Investments	Other Real Estate Owned[1]
Fair value, December 31, 2021	$424,417	$72,970	$230,935	$28,008	$1,000	$2,354
Net change in unrealized appreciation (depreciation) on investments	(19,972)	(6,532)	27,174	—	—	(402)
Change in net unrealized deprecation on servicing assets due to:
Changes in valuation inputs or assumptions	—	—	—	(2,129)	—	—
Other factors	—	—	—	(7,966)	—	—
Realized gain (loss)	(16,629)	61,176	—	—	—	(353)
SBA unguaranteed non-affiliate investments, funded	189,769	585,803	—	—	—	—
Foreclosed real estate acquired	(3,466)	—	—	—	—	3,466
Purchase of investments	—	—	47,046	—	360	—
Purchase of loans from SBA	2,404	—	—	—	—	—
Sale of investment	—	(691,219)	—	—	—	(1,536)
Return of investment	—	—	(38,968)	—	—	—
Principal payments received on debt investments	(71,255)	(3,027)	(6,970)	—	—	—
Additions to servicing assets	—	—	—	12,355	—	—
Fair value, December 31, 2022	$505,268	$19,171	$259,217	$30,268	$1,360	$3,529
(1) Included in Other Assets on the Consolidated Statements of Financial Condition.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2023 and December 31, 2022. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at December 31, 2023 and December 31, 2022.

	Fair Value as of		Weighted	Range
	December 31, 2023	Unobservable Input	Average[1]	Minimum	Maximum
Assets:
Held for investment, at fair value - accrual loans	$421,627	Market yields	7.75%	7.75%	7.75%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	19.00%	19.00%	19.00%
Held for investment, at fair value - non-accrual loans	$48,174	Market yields	7.39%	7.39%	7.39%
		Cumulative prepayment rate	—%	—%	—%
		Average cumulative default rate	30.00%	30.00%	30.00%
Held for sale, at fair value	$118,867	Market yields	6.85%	6.50%	7.75%
		Cumulative prepayment rate	61.03%	55.60%	75.00%
		Average cumulative default rate	20.00%	20.00%	20.00%
Joint Ventures	$40,859	Market yields	8.00%	8.00%	8.00%
		Cost of equity	12.00%	10.00%	14.00%
		Weighted average cost of capital	8.50%	7.50%	9.50%
Non-control equity investments	$368	Market yields	10.00%	8.00%	12.00%
	$360	Cost basis	N/A	N/A	N/A
Servicing assets[1]	$29,336	Market yields	13.50%	13.50%	13.50%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	19.00%	19.00%	19.00%
Other real estate owned	$1,110	Appraised value	N/A	N/A	N/A

Liabilities:
Equity warrants	$141	Expected volatility	43.00%	43.00%	43.00%
		Dividend yield	5.20%	5.20%	5.20%
		Risk free rate	3.88%	3.88%	3.88%
(1) $29.3 million of servicing assets at held at FV and $10.4 million of servicing assets are held at LCM. Refer to NOTE 7—SERVICING ASSETS.

	Fair Value as of		Weighted	Range
	December 31, 2022	Unobservable Input	Average[1]	Minimum	Maximum
Assets:
SBA unguaranteed non-affiliate investments - accrual loans	$470,835	Market yields	7.90%	7.90%	7.90%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
SBA unguaranteed non-affiliate investments - non-accrual loans	$34,433	Market yields	8.87%	8.87%	8.87%
		Average cumulative default rate	30.00%	30.00%	30.00%
Controlled equity investments[1]	$241,113	EBITDA multiples-TTM[2]	8.00x	7.50x	8.50x
		EBITDA multiples-NTM[2]	6.90x	6.00x	7.50x
		Revenue multiples[2]	2.46x	0.80x	3.20x
		Book value multiples[2]	1.00x	0.80x	1.20x
		Weighted average cost of capital[2]	13.20%	11.50%	23.60%
Controlled debt investments	$18,104	Market yields	10.00%	10.00%	10.00%
Non-control equity investments	$1,000	Market yields	10.00%	8.00%	12.00%
	$360	Recent transaction	N/A	N/A	N/A
Servicing assets	$30,268	Market yields	16.50%	16.50%	16.50%
		Cumulative prepayment rate	25.00%	25.00%	25.00%
		Average cumulative default rate	25.00%	25.00%	25.00%
Other real estate owned	$3,529	Appraised value	N/A	N/A	N/A
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

Estimated Fair Value of Other Financial Instruments

GAAP also requires disclosure of the fair value of financial instruments carried at book value on the Consolidated Statements of Financial Condition. The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

	December 31, 2023
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$15,398	$15,398	$—	$—	$15,398
Restricted cash	30,919	30,919	—	—	30,919
Interest bearing deposits in banks	137,689	137,689	—	—	137,689
Debt securities available-for-sale, at fair value	32,171	29,305	2,866	—	32,171
Loans held for sale, at fair value	118,867	—	—	118,867	118,867
Loans held for sale, at LCM	56,607	—	—	56,733	56,733
Loans held for investment, at fair value	469,801	—	—	469,801	469,801
Total loans held for investment, at amortized cost, net of deferred fees and costs	336,305	—	—	337,133	337,133
Federal Home Loan Bank and Federal Reserve Bank stock	3,635	—	3,635	—	3,635
Joint ventures, at fair value	40,859	—	—	40,859	40,859
Non-control investments	728	—	—	728	728
Financial Liabilities:
Time deposits	167,041	—	168,542	—	168,542
Borrowings	644,122	—	187,555	454,239	641,794

	December 31, 2022
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$53,692	$53,692	$—	$—	$53,692
Restricted cash	71,914	71,914	—	—	71,914
Loans held for sale, at fair value	19,171	—	—	19,171	19,171
Loans held for investment, at fair value	505,268	—	—	505,268	505,268
Controlled investments	259,217	—	—	259,217	259,217
Non-control investments	1,360	—	—	1,360	1,360
Financial Liabilities:
Borrowings	539,326	—	152,162	388,226	540,388

NOTE 10—DEPOSITS:

The following table summarizes deposits by type:

	December 31, 2023	December 31, 2022
Non-interest-bearing:
Demand	$10,053	$—
Interest-bearing:
Checking	11,456	—
Money market	15,803	—
Savings	259,152	—
Time deposits	167,041	—
Total interest-bearing	453,452	—
Total deposits	$463,505	$—

Time deposits, money market, and interest-bearing checking obtained through brokers	$53,548	$—
Aggregate amount of deposit accounts that exceeded the FDIC limit	$66,511	$—
Demand deposit overdrafts reclassified as loan balances	$53	$—
Certificates of deposit in excess of $0.25 million totaled $20.1 million at December 31, 2023.

The following table summarizes the scheduled maturities of time deposits:

2024	$54,805
2025	63,402
2026	28,379
2027	19,710
2028	745
Thereafter	—
Total time deposits	$167,041

NOTE 11—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITES:

The following table details the components of accounts payable, accrued expenses and other liabilities at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Loan related remittances due to SBA and participants	$3,577	$70
Accrued payroll and related expenses	1,349	3,051
Accrued interest	4,114	2,846
Funds in process to PMT's payroll customers	5,060	—
Loan processing, servicing and other loan related expenses	3,793	2,059
SBA repair & denial reserve[1]	3,063	—
Good faith deposits	893	—
Other	15,451	13,398
Total accounts payable, accrued expenses and other liabilities	$37,300	21,424

1 The Company may be exposed to repair and denial liability to the SBA for SBA 7(a) loans in its portfolio. The Company established a loss contingency reserve in accordance with ASC 450-20. To determine the reserve the Company utilizes probability of default and loss given default rates, which are consistent with the assumptions used in its cash flow projections when estimating the fair value of loans. These factors are applied to the outstanding balances of guaranteed SBA 7(a) loans as well as a rate of repurchase based on historical experience.

NOTE 12—BORROWINGS:

At December 31, 2023 and December 31, 2022, the Company had borrowings composed of the following:

	December 31, 2023			December 31, 2022
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Bank Lines of Credit:
Capital One line of credit - guaranteed[1]	$—	$—	—%	$150,000	$10,500	6.75%
Capital One line of credit - unguaranteed[1]	—	—	—%	—	45,385	7.75%
Webster NMS Note[2]	54,871	36,628	7.94%	—	—	—
SPV I Capital One Facility[2]	60,000	16,080	8.20%	—	—	—
SPV II Deutsche Bank Facility[2]	50,000	6,799	10.04%	—	—	—
SPV III One Florida Bank Facility[2]	30,000	257	9.50%	—	—	—
FHLB Advances	113,891	23,184	2.13%	—	—	—
Notes issued by Parent Company:
2024 Notes[2]	38,250	38,124	5.75%	38,250	37,903	5.75%
2025 5.00% Notes[2]	30,000	29,563	5.00%	30,000	29,306	5.00%
2025 8.125% Notes[2,3]	50,000	49,433	8.13%	—	—	—%
2026 Notes[2]	115,000	113,564	5.50%	115,000	112,846	5.50%
2028 Notes[2,4]	40,000	38,378	8.00%	—	—	—%
Notes payable - related parties	—	—	—%	50,000	24,250	6.72%
Notes payable - Securitization Trusts[2,5]	296,223	292,112	7.84%	283,143	279,136	6.19%
Total	$878,235	$644,122	7.04%	$666,393	$539,326	6.11%
(1) Total combined commitments of the guaranteed and unguaranteed lines of credit were $150.0 million at December 31, 2022. The Capital One line of credit was paid off and terminated in October of 2023.
(2) Net of deferred financing costs.
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
(5) At December 31, 2023 and 2022, the net assets of the consolidated Trusts totaled $14.8 million and $14.1 million, respectively.

Outstanding borrowings that are presented net of deferred financing costs, which include the bank lines of credit, the 2024, 2025, 2026, and 2028 Notes, and the Notes payable - Securitization Trusts consisted of the following:

	December 31, 2023			December 31, 2022
	Principal balance	Unamortized deferred financing costs	Net carrying amount[1]	Principal balance	Unamortized deferred financing costs	Net carrying amount
Bank Lines of Credit:
Webster NMS Note	36,881	(253)	36,628	—	—	—
SPV I Capital One Facility	16,300	(220)	16,080	—	—	—
SPV II Deutsche Bank Facility	6,900	(101)	6,799	—	—	—
SPV III One Florida Bank Facility	375	(118)	257	—	—	—
Notes issued by Parent Company:
2024 Notes	38,250	(126)	38,124	38,250	(347)	37,903
2025 5.00% Notes	30,000	(437)	29,563	30,000	(694)	29,306
2025 8.125% Notes	50,000	(567)	49,433	—	—	—
2026 Notes	115,000	(1,436)	113,564	115,000	(2,154)	112,846
2028 Notes	40,000	(1,622)	38,378	—	—	—
Notes Payable - Securitization Trusts	296,223	(4,111)	292,112	283,143	(4,007)	279,136
(1) Net of deferred financing costs. Negative borrowings outstanding are the result of the facilities being paid down to zero principal balance as of December 31, 2023 while the associated deferred financing costs remain.

At December 31, 2023 and December 31, 2022, the carrying amount of the Company’s borrowings under the Capital One, Deutsche Bank, Webster, and One Florida lines of credit, and the Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

At December 31, 2023, the carrying amount of Newtek Bank’s FHLB borrowings includes a $0.2 million purchase accounting adjustment from the current principal amount to reach a balance sheet value of $23.2 million.

The fair values of the fixed rate 2028 Notes, 2026 Notes and 2024 Notes are based on the closing public share price on the date of measurement as included in the chart below.

	December 31, 2023		December 31, 2022
	Closing Price	Fair Value	Closing Price	Fair Value
2028 Notes	$25.04	$40,070	n/a	n/a
2026 Notes	23.75	109,250	24.83	114,218
2024 Notes	24.99	38,235	24.80	37,944

These borrowings are not recorded at fair value on a recurring basis. The fixed rate 2025 Notes are held at par as of December 31, 2023 and December 31, 2022.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the year ended December 31, 2023, 2022, and 2021 was $51.9 million, $26.3 million and $20.5 million, respectively.

NSBF Capital One Facility

Prior to October 2023, NSBF maintained a $150 million Capital One facility to finance the origination of the unguaranteed and guaranteed portions of SBA 7(a) loans NSBF originated. The portion of the facility collateralized by the government guaranteed portion of SBA 7(a) loans was Prime minus 0.75% and the interest rate on the portion of the facility collateralized by the non-guaranteed portion of SBA 7(a) loans was Prime plus 0.25%. The facility provided for a 55% advance rate on the non-guaranteed portions of the SBA 7(a) loans NSBF originates and a 90% advance rate on the guaranteed portions of SBA 7(a) loans NSBF originated. On May 7, 2020, NSBF amended the facility to, among other things, extend the maturity date on which the credit facility converted into a term loan for a period of three years to May 7, 2023, with the term loan maturing on May 7, 2025. The NSBF Capital One facility was paid off and terminated in October of 2023.

For the years ended December 31, 2023, 2022 and 2021, interest expense including amortization of related deferred financing costs was $11.0 million, $4.0 million and $1.5 million, respectively.

2028 Notes

On August 31, 2023, the Company completed a registered offering of $40.0 million in aggregate principal amount of its 8.00% 2028 Notes, which includes the underwriters’ exercise of the option granted by the Company to purchase an additional $5.0 million in aggregate principal amount of the 2028 Notes. The Company received $38.0 million in proceeds, before expenses, from the sale of the 2028 Notes. The Company intends to use the net proceeds from the sale of the Notes for general corporate purposes. The 2028 Notes bear interest at a rate of 8.00% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2023, and trade on the Nasdaq Global Market under the trading symbol “NEWTI.” At December 31, 2023, the Company was in compliance with all covenants related to the 2028 Notes.

For the year ended December 31, 2023 interest expense including amortization of related deferred financing costs was $1.2 million. No interest expense was incurred during the year ended December 31, 2022 and 2021.

2026 Notes

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

For the years ended December 31, 2023, 2022 and 2021, interest expense including amortization of related deferred financing costs was $7.0 million, $7.0 million and $6.7 million, respectively.

2025 Notes

On November 27, 2020, the Company closed an exempt offering of $5.0 million in aggregate principal amount of its 2025 6.85% Notes. The offering was consummated pursuant to the terms of a purchase agreement dated November 27, 2020 among the Company and an accredited investor. The purchase agreement provided for the 2025 6.85% Notes to be issued to the Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The 2025 6.85% Notes were scheduled to mature on November 30, 2025 and could be redeemed in whole or in part at any time. The 2025 6.85% Notes bear interest at a rate of 6.85% per year payable quarterly on February 28, May 31, August 31 and November 30, of each year, beginning February 28, 2021. Total net proceeds received after deducting structuring fees and estimated offering expenses was $4.8 million. The Company exercised its option to issue up to $10.0 million of additional 2025 6.85% Notes to the purchaser, and issued $10.0 million in additional 2025 6.85% Notes to the purchaser in an exempt offering in January 2021.

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

No interest expense was incurred during the year ended December 31, 2023. For the years ended December 31, 2022 and 2021, interest expense including amortization of related deferred financing costs was $0.4 million and $1.1 million, respectively.

On January 23, 2023 we completed a private placement offering of $50.0 million aggregate principal amount of 8.125% notes due 2025. The net proceeds from the sale of the notes were approximately $48.94 million, after deducting estimated offering expenses payable by the Company.

2024 Notes

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

For the years ended December 31, 2023, 2022, and 2021 interest expense including amortization of related deferred financing costs was $2.4 million, $2.4 million, and $4.7 million, respectively.

2023 Notes

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

No interest expense was incurred during the years ended December 31, 2023 and 2022. For the year ended December 31, 2021 interest expense including amortization of related deferred financing costs was $0.5 million.

Notes Payable - Securitization Trusts

Since 2010, NSBF has engaged in securitizations of the unguaranteed portions of its SBA 7(a) loans. In the securitization, it uses a special purpose entity (the “Trust”) which is considered a variable interest entity. Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidation, which became effective January 1, 2010, the Company determined that as the primary beneficiary of the securitization vehicle, based on its power to direct activities through its role as servicer for the Trust and its obligation to absorb losses and right to receive benefits, it needed to consolidate the Trusts. NSBF therefore consolidated the entity using the carrying amounts of the Trust’s assets and liabilities. NSBF reflects the assets in SBA 7(a) Unguaranteed Non-Affiliate Investments and reflects the associated financing in Notes Payable - Securitization trusts on the Consolidated Statements of Financial Condition.

In December 2017, NSBF completed its eighth securitization which resulted in the transfer of $76.2 million of unguaranteed portions of SBA loans to the 2017-1 Trust. The 2017-1 Trust in turn issued securitization notes for the par amount of $75.4 million, consisting of $58.1 million Class A notes and $17.3 million of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, with a final maturity date of the notes is February 2043. On February 27, 2023, the 2017-1 Trust was terminated as a result of NSBF purchasing the 2017-1 Trust assets, with the 2017-1 Trust’s noteholders receiving the redemption price.

In November 2018, NSBF completed its ninth securitization which resulted in the transfer of $108.6 million of unguaranteed portions of SBA loans to the 2018-1 Trust. The 2018-1 Trust in turn issued securitization notes for the par amount of $108.6 million, consisting of $82.9 million Class A notes and $25.7 million of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is February 2044. The Class A and Class B notes bear interest at a rate of adjusted SOFR plus 1.83% across both classes.

In October 2019, NSBF completed its tenth securitization which resulted in the transfer of $118.9 million of unguaranteed portions of SBA loans to the 2019-1 Trust, The 2019-1 Trust in turn issued securitization notes for the par amount of $118.9 million, consisting of $93.5 million of Class A notes and $25.4 million Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is December 2044. The Class A and Class B notes bear interest at a rate of adjusted SOFR plus 1.83% across both classes.

In December 2021, NSBF completed its eleventh securitization which resulted in the transfer of $103.4 million of unguaranteed portions of SBA loans to the 2021-1 Trust, The 2021-1 Trust in turn issued securitization notes for the par amount of $103.4 million, consisting of $79.7 million of Class A notes and $23.8 million Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is December 2044. The Class A and Class B notes bear interest at a rate of adjusted SOFR plus 1.92% across both classes.

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

For the years ended December 31, 2023, 2022 and 2021, interest expense including amortization of related deferred financing costs and discount was $23.5 million, $10.6 million, and $5.5 million, respectively.

At December 31, 2023 and 2022, the assets of the consolidated Trusts totaled $14.8 million and $14.1 million, respectively. The liabilities of the consolidated Trusts totaled $296.2 million and $283.1 million, respectively.

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

For the years ended December 31, 2022 and 2021, interest expense was $0.5 million and $0.4 million, respectively. For the year ended December 31, 2023, $0.0 interest expense was included in the consolidated financial statements on related party notes payable.

Total expected principal repayments on the Company’s borrowings for the next five fiscal years and thereafter are as follows:

Year Ending December 31,	Borrowings
2024	$53,109
2025	104,701
2026	117,094
2027	41,985
2028	40,000
Thereafter	296,223
$653,112

NOTE 13—DERIVATIVE INSTRUMENTS:

The Company historically uses derivative instruments primarily to economically manage the fair value variability of certain fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of December 31, 2023 and December 31, 2022:

	December 31, 2023				December 31, 2022
		Fair Value		Remaining		Fair Value		Remaining
Contract Type	Notional[1]	Asset	Liability[2]	Maturity (years)	Notional	Asset	Liability	Maturity (years)
5-year Treasury Futures	$(27,869)	$—	$630	0.25 years	$—	$—	$—	—
(1) Shown as a negative number when the position is sold short.
(2) Shown in Accounts Payable, Accrued Expenses, and Other Liabilities in the accompanying consolidated balance sheets.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives as included in Other Noninterest Income in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021:

	Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
Contract Type	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)
5-year Treasury Futures	$(699)	$834	$183	$445	$(183)	$590

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

NOTE 14—COMMITMENTS AND CONTINGENCIES:
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

The following summarizes the Company’s obligations and commitments, as of December 31, 2023 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements[1]	Total
2024	$2,761	$525	$3,286
2025	2,469	—	2,469
2026	1,842	—	1,842
2027	430	—	430
2028	—	—	—
Thereafter	—	—	—
Total	$7,502	$525	$8,027
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

The Company evaluates legal proceedings based on information currently available, including advice of counsel. The Company establishes accruals for those matters, pursuant to ASC 450, when a loss is considered probable and the related amount is reasonably estimable. While the final outcomes of legal proceedings are inherently unpredictable, management is currently of the opinion that the outcomes of pending and threatened matters will not have a material effect on the Company’s business, consolidated financial position, results of operations or cash flows as a whole. As of December 31, 2023, the Company had accrued an immaterial reserve that we believe is appropriate to cover potential settlements.

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

Unfunded Commitments

At December 31, 2023, the Company had $125.4 million of unfunded commitments consisting of $20.4 million in connection with its SBA 7(a) loans, $81.0 million in connection with its SBA 504 loans, $13.1 million in connection with its alternative lending program loans, and $10.9 million relating to commercial and industrial loans. The Company anticipates these commitments will be funded from the same sources it used to fund its other loan commitments.

NOTE 15—STOCK BASED COMPENSATION:

Stock Plans

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

The Compensation, Corporate Governance and Nominating Committee of the Board approves the issuance of awards of restricted stock to employees and directors pursuant to the 2023 Stock Incentive Plan, which was approved by the Board in April 2023 and the Company’s shareholders on June 14, 2023. No new awards may be granted under the 2015 Stock Incentive Plan, which was terminated by the Board in April 2023. The following table summarizes the restricted stock issuances under the 2015 and 2023 Stock Incentive Plans, net of shares forfeited, if any:

	2023 Plan[2]	2015 Plan
Restricted Stock authorized under the plan[1]	3.0 million	1.5 million
Net restricted stock (granted)/forfeited during:
Year ended December 31, 2020 and prior	—	(223)
Year ended December 31, 2021	—	(215)
Year ended December 31, 2022	—	(251)
Year ended December 31, 2023	(82)	28
Total net restricted stock (granted)/forfeited	(82)	(661)
(1) No stock options were granted under the 2015 or 2023 Stock Incentive Plan.
(2) The 2023 Stock Incentive Plan provides for an initial share reserve of up to 3.0 million shares of Common Stock.

Awards of restricted stock granted under the 2015 and 2023 Stock Incentive Plans generally vest over a one- to three-year period from the grant date; awards of restricted stock granted under the 2023 Stock Incentive Plan to non-employee directors generally vest over a one-year period. The fair value is expensed over the service period, starting on the grant date.

Stock-based compensation

For the years ended December 31, 2023, 2022, and 2021, the Company recognized total stock-based compensation expense of $2.8 million, $2.5 million, and $2.1 million, respectively.

As of December 31, 2023, there was $3.6 million of total unrecognized compensation expense related to unvested shares of restricted stock granted. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 1.7 years as of December 31, 2023.

Shares outstanding

As of December 31, 2023, the Company has 345 thousand shares outstanding related to grants of restricted stock awards. The awards were issued at a weighted average grant date fair value of $19.18. In addition, there are 44 thousand shares outstanding relating to dividends on unvested restricted stock awards as of December 31, 2023.

During the years ended December 31, 2023 and 2022, additional shares were issued related to dividends on unvested shares of restricted stock granted as follows:

	Year Ended December 31, 2023		Year Ended December 31, 2022
	# of Shares	$ of Shares	# of Shares	$ of Shares
Dividends on Unvested Shares of Restricted Stock Grants	19	$263	35	$646

NOTE 16—SHAREHOLDERS EQUITY:

Preferred Stock

On February 3, 2023, we entered into a Securities Purchase Agreement with Patriot Financial Partners IV, L.P., and Patriot Financial Partners Parallel IV, L.P. in respect of 20 thousand shares of the Company’s Series A Convertible Preferred Stock, par value $0.02 per share, in a private placement transaction. The aggregate purchase price was $20.0 million. Each share of Series A Preferred Stock was issued at a price of $1.0 thousand per share and is convertible at the holder’s option into 47.54053782 shares of the Company’s Common Stock. The Company had not issued preferred stock prior to February 3, 2023.
Warrants for Common Stock
On February 3, 2023, the Company issued warrants to Patriot to purchase, in the aggregate, 47.54 shares of Common Stock for $21.03468 per share. The Warrants are exercisable in whole or in part until the ten year anniversary of the closing of the transaction and may be exercised for cash or on a “net share” basis, with the number of shares withheld determined based on the closing price of the Common Stock on the date of such exercise. Warrants are included in Other Liabilities on the Consolidated Statements of Financial Condition.

Common Stock

2020 ATM Program

On June 25, 2020, the Company entered into the 2020 ATM Equity Distribution Agreement. On July 20, 2022, the Company entered into Amendment No. 1 to the 2020 ATM Equity Distribution Agreement. The 2020 ATM Equity Distribution Agreement, as amended, provided that the Company may offer and sell up to 6.4 million shares of common stock from time to time through the placement agents. The ATM program was suspended as of January 6, 2023, when the Company did not have an effective shelf registration statement in place. The following table summarizes the total shares sold and net proceeds received under the 2020 ATM Equity Distribution Agreement:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Shares sold	—	107	1,940
Net weighted average price per share	$—	$19.12	$25.91
Net proceeds	$—	$2,054	$50,261

The Company used the net proceeds for funding investments in debt and equity securities in accordance with its investment objective and strategies.

2023 ATM Program

The Company’s shelf registration statement on Form S-3 was declared effective by the SEC on July 27, 2023. On November 17, 2023, the Company entered into the 2023 ATM Equity Distribution Agreement. The 2023 ATM Equity Distribution Agreement, as amended, provided that the Company may offer and sell up to 3.0 million shares of common stock from time to time through the placement agents. The Company may, subject to market conditions, engage in activity under the current ATM program.

Dividends and Distributions

On February 3, 2023, the Company issued 20 thousand shares of the Company’s Series A Convertible Preferred Stock, par value $0.02 per share, in a private placement transaction. The aggregate purchase price was $20.0 million. Each share of Series A Preferred Stock was issued at a price of $1.0 thousand per share and is convertible at the holder’s option into 47.54 shares of the Company’s Common Stock. During the year ended December 31, 2023 the Company had $1.5 million in dividends on its preferred stock. No preferred dividends were paid during the year ended December 31, 2022.

The Company’s dividends and distributions on the Company’s common shares are recorded on the declaration date. On November 7, 2023, the Company issued a 30-day notice of its termination of the DRIP. The following table summarizes the Company’s dividend declarations and distributions during the years ended December 31, 2023 and 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Year ended December 31, 2023
February 27, 2023	April 4, 2023	April 14, 2023	$0.18	$4,291	6	$72
June 27, 2023	July 10, 2023	July 21, 2023	$0.18	$4,293	4	$73
September 27, 2023	October 10, 2023	October 20, 2023	$0.18	$4,293	6	$71
December 11, 2023	December 29, 2023	January 12, 2024	$0.18	$4,371	—	$—

Year ended December 31, 2022
December 20, 2021	March 21, 2022	March 31, 2022	$0.65	$15,361	9	$225
April 20, 2022	June 20, 2022	June 30, 2022	$0.75	$17,634	21	$374
August 30, 2022	September 20, 2022	September 30, 2022	$0.65	$15,325	21	$323
November 17, 2022	December 20, 2022	December 30, 2022	$0.70	$16,224	45	$692

NOTE 17—REGULATORY CAPITAL:

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

Capital amounts and ratios for NewtekOne, Inc. as of December 31, 2023 are presented in the table below:

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
NewtekOne, Inc. - December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$180,829	13.6%	$53,363	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	180,829	16.2%	50,153	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	180,829	16.2%	66,870	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	213,141	19.1%	89,160	8.0%	N/A	N/A
(1) Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Capital amounts and ratios for Newtek Bank as of December 31, 2023, are presented in the table below. As of December 31, 2023, Newtek Bank was categorized as “well-capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
Newtek Bank - December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$99,253	16.6%	$23,893	4.0%	$29,866	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	99,253	21.5%	20,787	4.5%	30,026	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	99,253	21.5%	27,716	6.0%	36,955	8.0%
Total Capital (to Risk-Weighted Assets)	105,105	22.8%	36,954	8.0%	46,193	10.0%
(1) Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

NOTE 18—EARNINGS PER SHARE:

Basic and diluted earnings per share are computed based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur upon the exercise of stock options, to the extent outstanding, or upon the vesting of restricted stock grants, any of which would result in the issuance of common stock that would then share in the net income of the Company.

	December 31,
	2023	2022	2021
	Financial Holding Company[1,2]	Investment Company[4]	Investment Company[4]
Basic earnings per share:
Net income available to common shareholders	$45,875	$32,311	$84,142
Weighted-average basic shares outstanding	24,263	24,198	22,795
Basic earnings per share	$1.89	$1.34	$3.69
Diluted earnings per share:
Net income, for diluted earnings per share	$45,875	$32,311	$84,142
Total weighted-average basic shares outstanding	24,263	24,198	22,795
Add effect of dilutive warrants and restricted stock awards[3]	85	—	—
Total weighted-average diluted shares outstanding	24,348	24,198	22,795
Diluted earnings per share	$1.88	$1.34	$3.69
Anti-dilutive warrants and restricted stock awards	1,153	—	—
(1) For the years ended December 31, 2023, the convertible preferred stock was not included in the diluted share count because the result would have been anti-dilutive under the if-converted method.
(2) For the years ended December 31, 2023, the Warrants have an anti-dilutive impact on earnings per share.
(3) Incremental diluted shares from restricted stock awards under the treasury stock method.
(4) Per ASC 260-10-15-3, presentation of EPS was not required for investment companies that comply with the requirements of ASC 946, or in the financial statements of wholly-owned subsidiaries. EPS presentation disclosures are now required as the Company is no longer subject to FASB Topic 946 as a financial holding company.

NOTE 19—LEASES:

Under ASC 842, operating lease expense is generally recognized on a straight-line basis over the term of the lease. The Company has entered into operating lease agreements for office space with remaining contractual terms up to three years, some of which include renewal options that extend the leases for up to 10 years. These renewal options are not considered in the remaining lease term unless it is reasonably certain the Company will exercise such options. The operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The following table summarizes supplemental cash flow and other information related to our operating leases:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$2,693	$1,886	$1,555
Weighted-average remaining lease term - operating leases	2.88 years	4.41 years	5.30 years
Weighted-average discount rate - operating leases	5.50%	4.73%	4.55%
Total lease costs[1]	$3,124	$1,000	$894
1 Included in Other general and administrative costs on the consolidated statements of operations.

The following table represents the maturity of the Company’s operating lease liabilities as of December 31, 2023:

Maturity of Lease Liabilities
2024	$2,761
2025	2,469
2026	1,842
2027	430
2028	—
Thereafter	—
Total future minimum lease payments	$7,502
Less: Imputed interest	(550)
Present value of future minimum lease payments	$6,952

NOTE 20—BENEFIT PLANS:
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
For the years ended December 31, 2023, 2022 and 2021, the Company matched 50% of the first 2% of employee contributions, resulting in $0.4 million, $0.1 million and $0.1 million in expense, respectively.
Employee Stock Purchase Plan (ESPP)

On June 14, 2023, the Company's stockholders approved the ESPP. The initial aggregate number of shares of common stock that may be purchased under the ESPP will not exceed 0.2 million shares. Under the terms of the ESPP, employees may authorize the withholding of up to 15% of their eligible compensation to purchase our shares of common stock, not to exceed $25 thousand of common stock for any calendar year. The purchase price per shares acquired under the ESPP will never be less than 85% of the fair market value of the lesser of our common stock on the offering date or purchase date. The Compensation, Corporate Governance and Nominating Committee of our Board of Directors in its discretion may terminate the ESPP at any time with respect to any shares for which options have not been granted and has the right to amend the ESPP with stockholder approval within 12 months before or after the adoption of the amendment. The difference between the common stock’s fair value and the employee’s discounted purchase price is expensed at the time of purchase. The following table summarizes the Company’s ESPP activity during the year ended December 31, 2023:

Year Ended December 31, 2023
Offering Period 1
Commencement date	10/1/2023
End date	12/15/2023
Shares purchased	4
Weighted average share price	$13.05
Total purchased	$51

NOTE 21—INCOME TAXES:

The Company elected to be treated as a RIC under the Code beginning with the 2015 tax year and, through the year ended December 31, 2022, operated in a manner so as to continue to qualify for the tax treatment applicable to RICs. The Company filed its final RIC tax return for the year ended December 31, 2022. While the Company operated as a RIC, it was required to distribute substantially all of its respective net taxable income each tax year as dividends to its shareholders. Accordingly, for the period December 31, 2022, no provision for federal income tax was made in the financial statements. For 2023, the Company no longer qualifies as a RIC and instead will file a consolidated U.S. federal income tax return. Financial holding companies are subject to federal and state income taxes in essentially the same manner as other corporations.

One of the Company’s former consolidated holding companies is undergoing a NYS tax audit for the fiscal years ended December 31, 2020 and December 31, 2021.

Effective Tax Rate and Net Operating Losses

The effective tax rate was (4.31)% for the years ended December 31, 2023. The effective tax rate differs from the federal tax rate of 21% for the years ended December 31, 2023 due primarily to the recognition of subsidiary federal net operating losses (“NOLs”) expected to be realized in a federal consolidated return setting and other discrete items.

At December 31, 2022, the Company had NOLs in the amount of $35.4 million. Certain of these NOLs ($4.6 million) expire in 2029 through 2037 with the remainder NOLs ($30.8 million) having indefinite lives. The Company expects to apply $23.8 million of the total NOLs against 2023 taxable income and will carry forward the remaining balance of $11.6 million to apply against future taxable income. The Tax Cuts & Jobs Act of 2017 limits the amount of net operating loss utilized each year after December 31, 2020 to 80% of taxable income.

The Company’s and its subsidiaries’ federal income tax returns are generally open to review by the tax authorities for the tax years ended in 2019 and beyond. However, the Company’s NOLs continue to be subject to review by tax authorities in the period utilized notwithstanding origination in closed periods.

The Company does not have any material interest and penalties recorded in the income statement for the years ended December 31, 2023, 2022 and 2021.

The components of income tax expense for the year ended December 31, 2023, were as follows:

2023
Amount
Current income tax expense:
Federal	$1,251
State	1,593
Total current expense	2,844
Deferred income tax expense:
Federal	(4,318)
State	(482)
Total deferred expense	(4,800)
Total income tax expense	$(1,956)

Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate of 21% as shown in the following table:

2023
Tax on income computed at statutory federal income tax rate	$9,528
Increase (decrease) in taxes resulting from:
State income tax, net of federal tax effect	911
Non-deductible expenses	788
Realization of net operating loss carryforwards	(7,430)
DTA realization due to change in taxpayer status	(5,550)
Other, net	(203)
Income tax expense	$(1,956)
Effective tax rate	(4.31)%

Significant components of the Company’s net deferred tax asset at December 31 are listed below:

	2023	2022
Deferred tax assets:
Allowance for Credit Losses	$3,313	$—
Lease Liabilities	1,832	—
Other	1,669	—
Purchase Accounting, net	331	—
Stock Compensation	396	—
Loans	2,677	—
Federal and state net operating losses, net of federal tax effect	2,428	—
Total deferred tax assets	12,646	—
Deferred tax liabilities:
Investments	650	19,194
Servicing Rights	2,737	—
Right of Use Assets	1,502	—
Goodwill and Intangible Assets	2,330	—
Other	197	—
Total deferred tax liabilities	7,416	19,194
Net deferred tax asset (liability)	$5,230	$(19,194)

The following table provides details of the expiration dates for Company’s net operating loss carryforwards at December 31, 2023:

Net operating losses - federal	December 31, 2023
Expiring:	Deferred Tax Asset Balance
Years ended 2029 - 2035	$—
Years ended 2036 - 2043	—
Never	2,428
Total	$2,428

NOTE 22—SEGMENTS:

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
–POS is a provider of a cloud based Point of Sale (POS) system for a variety of restaurant, retail, assisted living, parks and golf course businesses, which provides not only payments and purchase technology solutions, but also inventory, customer management, reporting, employee time clock, table and menu layouts, and ecommerce solutions as the central operating system for an SMB.

Technology - NTS provides website hosting, web design and development, dedicated server hosting, cloud hosting, internet marketing, ecommerce, data storage, backup and disaster recovery, and other related services including consulting and implementing technology solutions for enterprise and commercial clients across the U.S. As a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by NTS within two years of becoming a financial holding company, subject to any extension of the two-year period.

Corporate and Other - The information provided under the caption “Corporate and Other” represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries including Newtek Insurance and Newtek Payroll, and elimination adjustments to reconcile the results of the operating segments to the condensed consolidated financial statements prepared in conformity with GAAP.

The following table provide financial information for the Company's segments:

As of and for the year ended December 31, 2023
	Banking	Technology	NSBF	Payments	Corporate and Other	Eliminations	Consolidated
Interest income	$34,349	$—	$50,823	$2,087	$11,625	$(4,511)	$94,373
Interest expense	16,625	246	26,796	3,577	25,006	(4,511)	67,739
Net interest income/(loss)	17,724	(246)	24,027	(1,490)	(13,381)	—	26,634
Provision for loan credit losses	11,704	—	—	—	—	—	11,704
Net interest income after provision for loan credit losses	6,020	(246)	24,027	(1,490)	(13,381)	—	14,930
Noninterest income	92,129	31,692	25,142	46,422	92,059	(110,672)	176,772
Noninterest expense	58,375	29,850	32,108	31,600	29,265	(34,869)	146,329
Income before taxes	39,774	1,596	17,061	13,332	49,413	(75,803)	45,373
Income tax expense (benefit)	11,647	229	—	1,178	(15,010)	—	(1,956)
Net income	28,127	1,367	17,061	12,154	64,423	(75,803)	47,329
Assets	$683,202	$23,404	$633,207	$51,819	$726,002	$(688,121)	$1,429,513

NOTE 23—SUPPLEMENTAL FINANCIAL DATA:

During the years ended December 31, 2022 and 2021 when we operated as a BDC, in accordance with the SEC’s Regulation S-X and GAAP, we were not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest.

We had two unconsolidated subsidiaries that met at least one of the significance conditions under Rule 1-02(w) of Regulation S-X during certain periods presented for which we were previously required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to the Form 10-K for the years ended December 31, 2022 and 2021. Refer to our 2022 Form 10-K filed March 15, 2023 and exhibits thereto.

NOTE 24—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Summary of Revisions to Prior Period Quarterly Consolidated Financial Statements

As of January 6, 2023, the Company is no longer subject to Financial Accounting Standard Board Accounting Standards Codification (FASB) Topic (ASC) 946 Financial Services – Investment Companies, which resulted in a significant change in the Company’s accounting and financial reporting requirements for the year ended December 31, 2023. For example, the Company is required to consolidate the financial statements of what was previously referred to as our controlled or majority-owned investments together with those already consolidated by the Company. In accordance with ASC 946, prior to January 6, 2023, the Company was required to account for investments, loans and other receivables at fair value. For fiscal year ended December 31, 2023, the Company is now required to account for debt securities under ASC 320, loans and other receivables, including modifications and restructurings under ASC 310, and must apply the current expected credit loss model to each of these financial instruments under ASC 326. Additionally, management continues to elect the fair value option of accounting under ASC 825 for certain financial instruments. Finally, as a result of the conversion, the Company no longer qualifies as a RIC for federal income tax purposes, and no longer qualifies for accounting treatment as an investment company, therefore management has been required to expend significant efforts in order to implement these changes in accounting and financial reporting requirements.

The Company’s condensed comparative financial statements have been adjusted to correct errors made in the Company’s financial statements previously issued for the first, second, and third quarters of 2023. These adjustments include the following adjustments for the year-to-date period ended September 30, 2023:

1.Accounting for deferred loan origination fees and costs, net, under ASC 310 resulting for the year-to-date period ended September 30, 2023, in (a) a $5.1 million and $5.7 million decrease in non-interest income and non-interest expense, respectively, and (b) net increases to pretax income of $0.6 million (the Company was not applying the standard to its SBA 7(a) HFI at amortized cost or to its SBA 504 HFS at LCM portfolios);
2.Calculating EPS under ASC 260 (a) exclude stock compensation awards from average basic shares outstanding and (b) adjust average diluted shares to reflect the (i) treasury stock method for stock compensation awards and warrants and (ii) the if-converted method for preferred stock and (c) adjusting the allocation under the two-class method to align with the contractual limitations for preferred stock, all of which result in quarterly increases per share for both basic and diluted EPS for the first three quarters of 2023;
3.Establishing net deferred net tax assets and income taxes receivable under ASC 740 in conjunction with the common control transaction, as of January 6, 2023, specifically to recognize (a) the book tax differences on the inside basis of the assets and liabilities that were consolidated as of that date (b) net amounts receivable from tax authorities and © deferred tax assets arising from a change in taxpayer filing status in conjunction with the Reorganization, all of which resulted in increased net deferred tax assets and income taxes receivable of $10.0 million and an increase to additional paid in capital of $2.9 million and an income tax benefit of $7.1 million. The results of these adjustments impacted period end balances on the statements of financial condition and year-to-date amounts on the statements of income for each period presented;
4.Establishing certain servicing assets under ASC 860 in conjunction with the common control transaction and servicing assets that stemmed from loan originations that occurred following January 6, 2023, resulting in a $1.0 million increase in non-interest income and a $1.5 million increase in servicing assets; and
5.An adjusting opening balance sheet entry in conjunction with common control transaction to correct (a) net understatements of goodwill and intangibles and stockholders’ equity resulting in respective increases of $3.9 million and (b) amortization of intangible assets.

The year-to-date and quarterly impact of these adjustments for the periods presented are outlined in the unaudited tables below.

Statements of Financial Condition (Unaudited)

	September 30, 2023			June 30, 2023			March 30, 2023
	As Reported[1]	Adjustment	As Adjusted	As Reported[1]	Adjustment	As Adjusted	As Reported[1]	Adjustment	As Adjusted
Assets
Cash and due from banks	$223,692	$—	$223,692	$256,333	$—	$256,333	$197,143	$—	$197,143
Loans held for investment, at amortized cost, net[1]	272,725	653	273,378	213,501	294	213,795	164,639	9	164,648
Goodwill & intangibles	27,157	4,154	31,311	27,595	4,072	31,667	28,101	3,990	32,091
Deferred tax asset, net	8,656	7,599	16,255	4,622	8,005	12,627	4,706	8,120	12,826
Servicing assets	36,774	1,517	38,291	35,754	484	36,238	33,351	328	33,679
Other assets	48,430	1,418	49,848	46,670	1,541	48,211	49,850	1,629	51,479
All other assets	760,720	—	760,720	852,150	—	852,150	767,933	—	767,933
Total assets	$1,378,154	$15,341	$1,393,495	$1,436,625	$14,396	$1,451,021	$1,245,723	$14,076	$1,259,799

Liabilities and Shareholders' Equity
Liabilities:
Deposits	$432,559	$—	$432,559	$447,357	$—	$447,357	$247,574	$—	$247,574
Accounts payable, accrued expenses and other liabilities	36,509	162	36,671	37,512	162	37,674	44,912	—	44,912
All other liabilities	682,063	—	682,063	730,541	—	730,541	734,727	—	734,727
Total liabilities	1,151,131	162	1,151,293	1,215,410	162	1,215,572	1,027,213	—	1,027,213

Shareholders' Equity:
All Other Equity	20,045	—	20,045	20,026	—	20,026	20,147	—	20,147
Retained Earnings	14,267	7,935	22,202	9,075	6,990	16,065	7,047	6,832	13,879
APIC	192,711	7,244	199,955	192,114	7,244	199,358	191,316	7,244	198,560
Total shareholders’ equity	227,023	15,179	242,202	221,215	14,234	235,449	218,510	14,076	232,586
Total Liabilities & Shareholders Equity	$1,378,154	$15,341	$1,393,495	$1,436,625	$14,396	$1,451,021	$1,245,723	$14,076	$1,259,799
1Certain amounts labeled “As Reported” have been reclassified to conform to current period presentation.

Statements of Income
for the Quarterly Periods (Unaudited)

	December 31, 2023	September 30, 2023			June 30, 2023			March 31, 2023
	As Reported	As Reported[1]	Adjustment	As Adjusted	As Reported[1]	Adjustment	As Adjusted	As Reported[1]	Adjustment	As Adjusted
Interest income	$26,369	$26,736	$—	$26,736	$22,553	$—	$22,553	$18,715	$—	$18,715
Interest expense	18,068	18,659	—	18,659	16,880	—	16,880	14,132	—	14,132
Net interest income	8,301	8,077	—	8,077	5,673	—	5,673	4,583	—	4,583
Provision for credit losses	4,365	3,446	—	3,446	2,575	—	2,575	1,318	—	1,318
Noninterest income
Net gains on sales of loans	17,252	12,718	1,033	13,751	13,208	156	13,364	6,526	(159)	6,367
Technology and IT support income	6,460	5,499	(123)	5,376	6,459	(88)	6,371	6,709	—	6,709
Other noninterest income	25,395	24,683	(2,786)	21,897	26,761	(2,211)	24,550	29,552	(272)	29,280
Noninterest expense
Salaries and benefits	14,535	15,300	(1,574)	13,726	19,418	(1,044)	18,374	19,119	(46)	19,073
Depreciation and amortization	613	812	(82)	730	832	(82)	750	873	(82)	791
Other loan origination and maintenance expense	2,503	3,405	(1,569)	1,836	3,559	(1,246)	2,313	2,827	(46)	2,781
Other noninterest expense	20,558	15,028	—	15,028	16,340	—	16,340	16,378	—	16,378
Income tax expense (benefit)	4,623	3,011	405	3,416	2,524	71	2,595	(4,863)	(7,089)	(11,952)
Net income	$10,211	$9,975	$944	$10,919	$6,853	$158	$7,011	$11,718	$6,832	$18,550

Weighted average number of shares outstanding
Basic	24,259	24,663	(386)	24,277	24,607	(343)	24,264	24,609	(386)	24,223
Diluted	24,342	24,663	(250)	24,413	25,588	(1,282)	24,306	25,237	(356)	24,881
Earnings (loss) per common share
Basic	$0.43	$0.38	$0.05	$0.43	$0.26	$0.01	$0.27	$0.46	$0.30	$0.76
Diluted	$0.43	$0.38	$0.05	$0.43	$0.26	$0.01	$0.27	$0.46	$0.28	$0.74

Statements of Income
for the YTD Periods Ended (Unaudited)

	For the nine months ended			For the six months ended
	September 30, 2023			June 30, 2023
	As Reported[1]	Adjustment	As Adjusted	As Reported[1]	Adjustment	As Adjusted
Interest income	68,004	—	68,004	41,268	—	41,268
Interest expense	49,671	—	49,671	31,012	—	31,012
Net interest income	18,333	—	18,333	10,256	—	10,256
Provision for credit losses	7,339	—	7,339	3,893	—	3,893
Noninterest income:
Net gains on sales of loans	32,452	1,030	33,482	19,734	(3)	19,731
Technology and IT support income	18,667	(211)	18,456	13,168	(88)	13,080
Other noninterest income	80,994	(5,267)	75,727	56,313	(2,483)	53,830
Noninterest expense:
Salaries and benefits	53,837	(2,664)	51,173	38,537	(1,090)	37,447
Depreciation and amortization	2,517	(246)	2,271	1,705	(164)	1,541
Other loan origination and maintenance expense	9,791	(2,861)	6,930	6,386	(1,292)	5,094
Other noninterest expense	47,746	—	47,746	32,718	—	32,718
Income tax expense (benefit)	671	(6,612)	(5,941)	(2,339)	(7,018)	(9,357)
Net income	$28,545	$7,935	$36,480	$18,571	$6,990	$25,561

Weighted average number of shares outstanding
Basic	24,626	(371)	24,255	24,608	(364)	24,244
Diluted	24,626	(290)	24,336	25,423	(1,125)	24,298
Earnings (loss) per common share
Basic	$1.10	$0.36	$1.46	$0.72	$0.31	$1.03
Diluted	$1.10	$0.36	$1.46	$0.72	$0.31	$1.03
1Certain amounts labeled “As Reported” have been reclassified to conform to current period presentation.

NOTE 25—NEWTEKONE, INC. - PARENT COMPANY ONLY:

The following balance sheets, statements of income and statements of cash flows are for NewtekOne, Inc. and should be read in conjunction with the consolidated financial statements and the notes thereto.

Statement of Financial Condition

December 31, 2023
Assets
Cash and balances due from depository institutions:	$13,871
Loans and lease financing receivable	4,786
Investments in and receivables due from subsidiaries and associated companies	392,519
Premises and fixed assets (including capitalized leases)	64
Other assets	20,159
Total assets	431,399

Liabilities and shareholders' equity
Borrowings with a remaining maturity of one year or less:	38,124
Other borrowed money with a remaining maturity of more than one year	253,888
Other liabilities	59,495
Total liabilities	351,507

Preferred stock	19,493
Common stock	490
Additional paid in capital	314,187
Retained earnings	(254,278)
Total shareholders’ equity	79,892
Total liabilities and shareholder's equity	$431,399

Statement of Income

For the year ended
2023
Interest income	$2,319
Interest expense	18,797
Net interest loss	(16,478)
Noninterest income:
Dividends	60,317
All other operating income	(2,345)
Total noninterest income	57,972
Noninterest expense:
Salaries and employee benefits	9,365
Other expenses	10,962
Total noninterest expense	20,327
Net Income before equity in undistributed income of subsidiaries	21,167
Income tax benefit	(14,837)
Income (loss) before undistributed income of subsidiaries	36,004
Equity in undistributed income (losses) of subsidiaries and associated companies:	26,813
Net income (loss)	$62,817

Statement of Cash Flows

For the year ended
2023
Cash flows from operating activities:
Net income (loss)	$62,817
Provisions for deferred income taxes	(5,814)
Gain (loss) on sale of assets	539
Equity in Undistributed (earnings) losses of subs	(26,813)
Net change in other liabilities	(40,414)
Net change in other asset	(10,759)
Other, net	7,570
Net cash provided (used by operating activities	(12,874)

Cash flow from investing activities
Payments for investments in and advances to subsidiaries	(96,265)
Outlays for business acquisitions	(21,322)
Other, net	14
Net cash provided (used) by investing activities	(117,573)

Cash flow from financing activities
Proceeds from issuance of long-term debt	90,000
Proceeds from issuance of preferred stock	19,493
Dividends paid	(14,147)
Other, net	(2,826)
Net cash provided (used) by financing activities	92,520

Net (decrease) increase in cash and restricted cash	(37,927)
Cash and restricted cash - beginning of period	51,798
Cash and restricted cash - end of period	$13,871

Borrowings and Maturities

Refer to NOTE 12—BORROWINGS for a schedule of borrowings that includes the notes issued by the parent company. Refer to the Liquidity and Capital Resources section of the MD&A under the Contractual Obligations section for a schedule of maturities.

Guarantees
The Company is a guarantor on the SPV I Capital One Facility. Maximum borrowings under the SPV I Facility are $60.0 million. The lender’s commitments terminate in November 2024, with all amounts due under the SPV I Facility maturing in November 2025. At December 31, 2023, total principal owed by SPV I was $16.3 million. At December 31, 2023, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the SPV II Deutsche Bank Facility. Maximum borrowings under the SPV II Deutsche Bank Facility are $50.0 million. The Deutsche Bank Facility matures in November 2024. At December 31, 2023, total principal owed by SPV II was $6.9 million. At December 31, 2023, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the SPV III One Florida Bank Facility. Maximum borrowings under the SPV III One Florida

Bank Facility are $30.0 million. The One Florida Bank Facility matures in May 2025. At December 31, 2023, total principal owed by SPV III was $0.4 million. At December 31, 2023, the Company determined that it is not probable that payments would be required to be made under the guarantee. On April 27, 2023, the SPV III One Florida Bank Facility was amended to increase maximum borrowings under the line to $30.0 million.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $54.9 million. The Webster Facility matures in November 2027. At December 31, 2023, total principal outstanding was $36.6 million. At December 31, 2023, the Company determined that it is not probable that payments would be required to be made under the guarantee.

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

NOTE 26—SUBSEQUENT EVENTS:

Dividends

On March 19, 2024, the Company declared a first quarter 2024 cash dividend of $0.19 per share, which is payable on April 15, 2024 to shareholders of record as of April 1, 2024.