Form 10-Q
period 2024-03-31
NewtekOne, Inc.
filed 2024-05-10
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2024, there were 24,733,816 shares outstanding of the registrant’s Common Stock, par value $0.02 per share.

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to NewtekOne, Inc. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1, terminated in February 2023
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1
2019-1 Trust	Newtek Small Business Loan Trust, Series 2019-1
2021-1 Trust	Newtek Small Business Loan Trust, Series 2021-1
2022-1 Trust	Newtek Small Business Loan Trust, Series 2022-1
2023-1 Trust	Newtek Small Business Loan Trust, Series 2023-1
2024 Notes	5.75% Notes due 2024
2025 6.85% Notes	6.85% Notes due 2025, redeemed in May 2022
2025 5.00% Notes	5.00% Notes due 2025
2025 8.125% Notes	8.125% Notes due 2025
2025 Notes	Collectively, the 2025 6.85% Notes, the 2025 5.00% Notes and the 8.125% Notes due 2025
2026 Notes	5.50% Notes due 2026
2028 Notes	8.00% Notes due 2028
ABL	Asset based lending
ACL	Allowance for credit losses
Acquisition	The Company’s Acquisition of NBNYC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC
ALP	Alternative Lending Program
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
2023 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated November 17, 2023, by and among the Company and the placement agents
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
C&I	Conventional commercial and industrial loans
Code	Internal Revenue Code of 1986, as amended
CRE	Commercial real estate
Deutsche Bank	Deutsche Bank AG
DIF	Deposit Insurance Fund of the FDIC
DRIP	The Company's former dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
2015 Stock Incentive Plan	The Company's 2015 Stock Incentive Plan
2023 Stock Incentive Plan	The Company’s 2023 Stock Incentive Plan
ESPP	Employee Stock Purchase Program
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Federal Reserve	Board of Governors of the Federal Reserve System
FDIC	Federal Deposit Insurance Corporation
FV	Fair Value
HFI	Held for investment
HFS	Held for sale
LIBOR	London Interbank Offered Rate
LCM	Lower of amortized cost basis or fair value

LTV	Loan-to-Value
NAV	Net Asset Value
NBNYC	National Bank of New York City, which has been renamed Newtek Bank, National Association
OCC	Office of the Comptroller of the Currency
PCD	Purchased Financial Assets with Credit Deterioration
PLP	Preferred Lenders Program, as authorized by the SBA
PPP	Paycheck Protection Program
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SEC	U.S. Securities and Exchange Commission
SMB	Small-and-medium sized businesses
SPV I Capital One Facility	Revolving Credit and Security Agreement between NBL SPV I, LLC, a wholly-owned subsidiary of Holdco 6, and Capital One
SPV II Deutsche Bank Facility	Revolving Credit and Security Agreement between NBL SPV II, LLC, a wholly-owned subsidiary of Holdco 6, and Deutsche Bank
SPV III One Florida Bank Facility	Revolving Credit and Security Agreement between NBL SPV III, LLC, a wholly-owned subsidiary of Holdco 6, and One Florida Bank
Stock Purchase Agreement	Stock Purchase Agreement dated August 2, 2021, between the Company, NBNYC and certain NBNYC shareholders to acquire all of the issued and outstanding stock of NBNYC, as amended through December 12, 2022
Trustee	U.S. Bank, National Association
TSO II	TSO II Booster Aggregator, L.P.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States
Webster	Webster Bank, N.A.

Subsidiaries and Joint Ventures
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
NBL	Newtek Business Lending, LLC, a former wholly-owned subsidiary of Newtek Bank merged into SBL on May 2, 2023
NCL	Newtek Commercial Lending, Inc, a consolidated subsidiary
NCL JV	Newtek Conventional Lending, LLC, a 50% owned joint venture
Newtek Bank	Newtek Bank, National Association, a consolidated subsidiary
Holdco 6	Newtek Business Services Holdco 6, Inc., a consolidated subsidiary
TSO JV	Newtek-TSO II Conventional Credit Partners, LP, a 50% owned joint venture
NMS	Newtek Merchant Solutions, LLC, a consolidated subsidiary
Mobil Money	Mobil Money, LLC, a consolidated subsidiary
NTS	Newtek Technology Solutions, Inc., a consolidated subsidiary
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a consolidated subsidiary
SBL	Small Business Lending, LLC, a wholly owned subsidiary of Newtek Bank
PMT	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a consolidated subsidiary
NIA	Newtek Insurance Agency, LLC, a consolidated subsidiary
TAM	Titanium Asset Management, LLC, a consolidated subsidiary
EMCAP	EMCAP Loan Holdings, LLC
POS	POS on Cloud, LLC, dba Newtek Payment Systems, a 88.34% owned consolidated subsidiary

NEWTEKONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In Thousands, except for Per Share Data)
	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Cash and due from banks	$12,295	$15,398
Restricted cash	35,759	30,919
Interest bearing deposits in banks	115,152	137,689
Total cash and cash equivalents	163,206	184,006
Debt securities available-for-sale, at fair value	28,127	32,171
Loans held for sale, at fair value	187,104	118,867
Loans held for sale, at LCM	59,880	56,607
Loans held for investment, at fair value	442,928	469,801
Loans held for investment, at amortized cost, net of deferred fees and costs	397,625	336,305
Allowance for credit losses	(16,126)	(12,574)
Loans held for investment, at amortized cost, net	381,499	323,731
Federal Home Loan Bank and Federal Reserve Bank stock	3,773	3,635
Settlement receivable	56,890	62,230
Joint ventures, at fair value (cost of $45,108 and $37,864), respectively	48,247	40,859
Non-control investments (cost of $772 and $796), respectively	728	728
Goodwill and intangibles	29,944	30,120
Right of use assets	5,193	5,701
Deferred tax asset, net	2,717	5,230
Servicing assets	41,172	39,725
Other assets	58,169	56,102
Total assets	$1,509,577	$1,429,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$5,466	$10,053
Interest-bearing	507,476	453,452
Total deposits	512,942	463,505
Borrowings	662,488	644,122
Dividends payable	5,038	4,792
Lease liabilities	6,344	6,952
Due to participants	26,647	23,796
Accounts payable, accrued expenses and other liabilities	41,986	37,300
Total liabilities	1,255,445	1,180,467

Shareholders' Equity:
Preferred stock (par value $0.02 per share; authorized 20 shares, 20 shares issued and outstanding)	19,738	19,738
Common stock (par value $0.02 per share; authorized 199,980 shares, 24,715 and 24,680 shares issued and outstanding, respectively)	493	492
Additional paid-in capital	201,431	200,913
Retained earnings	32,611	28,051
Accumulated other comprehensive loss, net of income taxes	(141)	(148)
Total shareholders' equity	254,132	249,046
Total liabilities and shareholders' equity	$1,509,577	$1,429,513

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended March 31,
	2024	2023
		(as restated)
Interest income
Debt securities available-for-sale	$460	$232
Loans and fees on loans	24,985	17,502
Other interest earning assets	1,622	981
Total interest income	27,067	18,715
Interest expense
Deposits	5,576	1,475
Notes and securitizations	10,827	8,718
Bank and FHLB borrowings	1,758	3,939
Total interest expense	18,161	14,132
Net interest income	8,906	4,583
Provision for credit losses	4,015	1,318
Net interest income after provision for credit losses	4,891	3,265
Noninterest income
Dividend income	386	504
Loan servicing asset revaluation	(1,735)	919
Servicing income	5,357	4,403
Net gains on sales of loans	20,292	6,367
Net gain on loans under the fair value option	2,798	5,905
Technology and IT support income	5,770	6,709
Electronic payment processing income	10,987	10,328
Other noninterest income	5,512	7,221
Total noninterest income	49,367	42,356
Noninterest expense
Salaries and employee benefits expense	20,506	19,073
Technology services expense	3,408	3,803
Electronic payment processing expense	4,846	4,504
Professional services expense	4,565	3,440
Other loan origination and maintenance expense	2,244	2,781
Depreciation and amortization	532	791
Other general and administrative costs	5,058	4,631
Total noninterest expense	41,159	39,023
Net income before taxes	13,099	6,598
Income tax expense (benefit)	3,449	(11,952)
Net income	9,650	18,550
Dividends to preferred shareholders	(400)	(249)
Net income available to common shareholders	$9,250	$18,301
Earnings per common share:
Basic	$0.38	$0.76
Diluted	$0.38	$0.74

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended March 31,
	2024	2023
		(as restated)
Net income	$9,650	$18,550
Other comprehensive gain (loss) before tax:
Net unrealized gain (loss) on debt securities available-for-sale during the period	9	(113)
Other comprehensive gain (loss) before tax	9	(113)
Income tax (expense) benefit	(2)	31
Other comprehensive income (loss), net of tax	7	(82)
Comprehensive income	$9,657	$18,468

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Common stock		Preferred stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	24,680	$492	20	$19,738	$200,913	$(148)	$28,051	$249,046
Stock-based compensation expense, net of forfeitures	—	—	—	—	681	—	—	681
Dividends declared related to RSA, net of accrued dividends forfeited	6	—	—	—	73	—	(73)	—
Purchase of vested stock for employee payroll tax withholding	(21)	—	—	—	(253)	—	—	(253)
Restricted stock awards, net of forfeitures	45	1	—	—	—	—	—	1
ESPP issuances	5	—	—	—	56	—	—	56
Amortization of offering costs	—	—	—	—	(39)	—	—	(39)
Dividends declared common shares ($0.19/share)	—	—	—	—	—	—	(4,617)	(4,617)
Dividends declared preferred shares ($20.00/share)	—	—	—	—	—	—	(400)	(400)
Net income (loss)	—	—	—	—	—	—	9,650	9,650
Other comprehensive loss, net of tax	—	—	—	—	—	7	—	7
Balance at March 31, 2024	24,715	$493	20	$19,738	$201,431	$(141)	$32,611	$254,132

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(As Restated)
(In Thousands, except for Per Share Data)

	Common stock		Preferred stock		Additional paid-in-capital	Accumulated other comprehensive income	Accumulated undistributed earnings	Retained earnings	Total equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	24,609	$492	—	$—	$354,243	$—	$20,623	$—	$375,358
Conversion from BDC to Bank Holding Company Adjustments:
Change in presentation	—	—	—	—	20,623	—	(20,623)	—	—
Removal of fair value adjustments	—	—	—	—	(138,043)	—	—	—	(138,043)
Consolidation of controlled investments	—	—	—	245	(57,970)	—	—	—	(57,725)
Reassessment of deferred tax assets and liabilities	—	—	—	—	19,266	—	—	—	19,266
DRIP shares issued	6	—	—	—	72	—	—	—	72
Stock-based compensation expense, net of forfeitures	—	—	—	—	738	—	—	—	738
Dividends declared related to RSA, net of accrued dividends forfeited	5	—	—	—	59	—	—	(59)	—
Purchase of vested stock for employee payroll tax withholding	(11)	(1)	—	—	(428)	—	—	—	(429)
Issuance of Preferred stock	—	—	20	20,000	—	—	—	—	20,000
Preferred stock issuance costs	—	—	—	(507)	—	—	—	—	(507)
Dividends declared common shares ($0.18/share)	—	—	—	—	—	—	—	(4,363)	(4,363)
Dividends declared preferred shares ($12.27/share)	—	—	—	—	—	—	—	(249)	(249)
Net income (loss)	—	—	—	—	—	—	—	18,550	18,550
Other comprehensive loss, net of tax	—	—	—	—	—	(82)	—	—	(82)
Balance at March 31, 2023	24,609	$491	20	$19,738	$198,560	$(82)	$—	$13,879	$232,586

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2024	2023
		(as restated)
Cash flows from operating activities:
Net income	$9,650	$18,550
Adjustments to reconcile net income to net cash used in operating activities:
Net appreciation on joint ventures and non-control investments	(169)	(2,000)
Net gain on loans accounted for under the fair value option	(2,798)	(5,905)
Net unrealized depreciation (appreciation) on servicing assets	1,735	(919)
Net unrealized (appreciation) depreciation on derivative transactions	(592)	495
Net gain on sales of loans	(20,292)	(6,367)
Net accretion of premium/discount	(61)	—
Amortization of deferred financing costs	987	1,249
Provision for credit losses	4,015	(1,318)
Lower of cost or market adjustment on loans held for sale	221	—
Allowance for doubtful accounts	167	—
Stock compensation expense	681	739
Deferred income tax expense (benefit)	2,513	(11,739)
Depreciation and amortization	532	791
Proceeds from sale of loans held for sale	184,332	121,575
Sale (purchase) of loans held for sale from affiliate	22,531	(5,295)
Purchase of loans held for sale	—	(5,797)
Funding of loans held for sale	(255,727)	(156,742)
Principal received on loans held for sale	1,638	1,347
Other, net	—	180
Changes in operating assets and liabilities:
Settlement receivable	5,340	(41,427)
Capitalized servicing asset	—	(2,164)
Other assets	(1,430)	6,692
Dividends payable	246	—
Due to participants	2,852	(7,447)
Accounts payable, accrued expenses and other liabilities	4,955	(20,816)
Other, net	—	(41)
Net cash used in operating activities	(38,674)	(116,359)
Cash flows from investing activities:
Net decrease (increase) in loans held for investment, at fair value	21,688	(7,595)
Net (increase) decrease in loans held for investment, at cost	(62,123)	269
Contributions to joint ventures	(7,243)	—
Purchase of fixed assets	(57)	(165)
Return of capital - non-control investments	24	—
Net (increase) decrease in Federal Home Loan and Federal Reserve Bank stock	(138)	242
Sales (purchases) of available-for-sale securities, net of maturities	4,044	(27,901)
Acquisitions, net of cash acquired	—	11,252
Net cash used in investing activities	(43,805)	(23,898)

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2024	2023
		(as restated)
Cash flows from financing activities:
Net borrowings on bank notes payable	43,814	47,274
Net increase in deposits	49,098	105,933
Repayment of Federal Home Loan Bank advances	(3,484)	(3,699)
Proceeds from preferred stock, net of offering costs	—	19,493
Proceeds from 2025 8.125% Notes	—	50,000
Payments on Notes Payable - Securitization Trusts	(22,954)	(31,015)
Dividends paid, net of dividend reinvestment plan	(4,771)	—
Payments of deferred financing costs	(24)	(1,087)
Net cash provided by financing activities	61,679	186,899
Net (decrease) increase in cash and restricted cash	(20,800)	46,642
Cash and restricted cash—beginning of period (Note 2)	184,006	125,606
Consolidation of cash and restricted cash from controlled investments and business combinations, net of cash paid	—	24,896
Cash and restricted cash—end of period (Note 2)	$163,206	$197,144

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$1,447	$694
Dividends declared but not paid during the period	$4,617	$4,363
Issuance of common shares under dividend reinvestment plan	$—	$72

Supplemental disclosure of cash flow information:
Interest paid	$19,079	$12,259
Income taxes paid	$73	$4,539

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

The Company is a financial holding company that is a leading provider of business and financial solutions to independent business owners (SMBs) and provides SMBs with the following Newtek® branded business and financial solutions: Newtek Bank, Newtek Lending, Newtek Payments, Newtek Insurance, Newtek Payroll and Newtek Technology.

NewtekOne reports on a consolidated basis the financial condition and results of operations for the following consolidated subsidiaries: Newtek Bank; SBL; NSBF; NMS; Mobil Money; NBC; PMT; NIA; TAM; POS; Holdco 6; NCL; and NTS. In addition, as a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by NTS by January 6, 2025, subject to any extension. As of the date of this filing, the Company has concluded that the assets, liabilities and operations of NTS do not qualify for Discontinued Operations.

Except as otherwise noted, all financial information included in the tables in the following footnotes is stated in thousands, except per share data.

The accompanying notes to the consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 1, 2024 (the “2023 Form 10-K”). The unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of the consolidated financial statements in accordance with U.S. GAAP. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. The annualized results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. The December 31, 2023 consolidated statement of assets and liabilities has been derived from the audited financial statements as of that date. All intercompany balances and transactions have been eliminated in consolidation.

Consolidation

The consolidated financial statements include the accounts of NewtekOne, its subsidiaries and certain VIEs. Significant intercompany balances and transactions have been eliminated. The Company considers a voting rights entity to be a subsidiary and consolidates it if the Company has a controlling financial interest in the entity. VIEs are consolidated if NewtekOne has the power to direct the activities of the VIE that significantly impact financial performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (i.e., NewtekOne is the primary beneficiary). The determination of whether the Company is the primary beneficiary of a VIE is reassessed on an ongoing basis. Investments in companies which are not VIEs but in which the Company has more than minor influence over the operating and financial policies are accounted for using the equity method of accounting. Investments in VIEs, where NewtekOne is not the primary beneficiary of a VIE, are accounted for using the equity method of accounting. The maximum potential exposure to losses relative to investments in VIEs is generally limited to the investment balance. Refer to NOTE 4—INVESTMENTS.

Reclassifications and Restatements

Certain prior period amounts, to the extent comparable, have been reclassified to conform to the current period presentation.

In addition, as disclosed in our 2023 Form 10-K, the Company’s prior year condensed comparative financial statements have been adjusted to correct errors made in the Company’s financial statements previously issued for the first, second, and third quarters of 2023. Balances as of and results for the three months ended March 31, 2023 are presented as restated. Refer to our 2023 Form 10-K for further detail.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES:
A more detailed description of our accounting policies is included in the Company’s 2023 Form 10-K, which accounting policies remain significantly unchanged. There have been no other significant changes to our accounting policies, or the estimates made pursuant to those policies as described in our 2023 Form 10-K.

Cash

The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of March 31, 2024, cash deposits in excess of insured amounts totaled $34.2 million. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of March 31, 2024.
Restricted cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties, cash reserves established as part of agreements with the SBA, cash reserves associated with securitization transactions, and cash margin as collateral for derivative instruments. As of March 31, 2024, total restricted cash was $35.8 million.

Interest bearing deposits in banks

The Company’s interest bearing deposits in banks reflects cash held at other financial institutions that earn interest.

The following table provides a reconciliation of cash, restricted cash, and interest bearing deposits in banks as of March 31, 2024 and 2023 and December 31, 2023:

	March 31, 2024	March 31, 2023	December 31, 2023
Cash and due from banks	$12,295	$29,103	$15,398
Restricted cash	35,759	73,421	30,919
Interest bearing deposits in banks	115,152	94,620	137,689
Cash and restricted cash	$163,206	$197,144	$184,006

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

Expected losses are applied to loans grouped in portfolio segments, which are pools of loans aggregated based on type of borrower and collateral, generally based upon federal call report segmentation. Portfolio segments have been combined or sub-segmented as needed to ensure loans of similar risk profiles are appropriately pooled. These portfolio segments are as follows:

CRE:     The CRE portfolio is comprised of loans to borrowers on small offices, owner-occupied commercial buildings, industrial/warehouse properties, income producing/investor real estate properties, and multi-family loans secured by first mortgages. The Company’s underwriting standards generally target a loan-to-value ratio of 75%, depending on the type of collateral, and requires debt service coverage of a minimum of 1.2 times.

C&I:     The C&I portfolio consists of loans made for general business purposes consisting of short-term working capital loans, equipment loans and unsecured business lines.

SBA 7(a):     The SBA 7(a) portfolio includes loans originated under the federal Section 7(a) loan program. The SBA is an independent government agency that facilitates one of the nation’s largest sources of SMB financing by providing credit guarantees for its loan programs. SBA 7(a) loans are partially guaranteed by the SBA, with SBA guarantees typically ranging between 50% and 90% of the principal and interest due. Under the SBA’s 7(a) lending program, a bank or other lender licensed by the SBA may underwrite loans between $5.0 thousand and $5.0 million for a variety of general business purposes based on the SBA’s loan program requirements. The guaranteed portion of the loans are held for sale and carried at LCM and therefore are not subject to CECL. The unguaranteed portion of the loans that are held on balance sheet at amortized cost are subject to CECL.

Individually Evaluated Loans. Loans that do not share risk characteristics with existing pools are evaluated on an individual basis. For loans that are individually evaluated and collateral dependent, financial loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and management expects repayment of the financial asset to be provided substantially through the sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral or going concern, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV from the operation of the collateral. When repayment is expected to be from the sale of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the AFS security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of March 31, 2024, the Company determined that the unrealized loss positions in the AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

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

Settlement Receivable

Settlement receivable represents amounts due from third parties for guaranteed portions of SBA 7(a) loans which have been sold at period-end but have not yet settled. The guaranteed portion of SBA 7(a) principal balances that have been sold but not yet settled at March 31, 2024 was $51.1 million. The settlement receivable also includes $5.8 million of premiums, which have been recognized in Net Gains on Sales of Loans.

Income Taxes

Deferred tax assets and liabilities are computed based upon the differences between the financial statement and income tax basis of assets and liabilities using the enacted tax rates in effect for the year in which those temporary differences are expected to be realized or settled. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Such deferred tax assets and liabilities recorded on the statements of financial condition were a deferred tax asset, net of $2.7 million and $5.2 million at March 31, 2024 and December 31, 2023, respectively.

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

Formerly, as a RIC ending with the Company’s December 31, 2022 fiscal year end, the Company was not subject to corporate level income tax. Beginning on January 1, 2023 with the start of the 2023 fiscal year, the Company no longer qualifies as a RIC and is subject to corporate level income tax. See NOTE 18—INCOME TAXES.

Recently Adopted Accounting Pronouncements

Current Expected Credit Losses (Topic 326): In June 2016, FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments (Topic 326) and in April 2019, the FASB issued ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (collectively, “CECL”). CECL changed how entities measure potential credit losses for most financial assets and certain other instruments that are not measured at fair value. CECL replaced the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost. While ASU 2016-13 does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. CECL was effective for the Company beginning January 1, 2023; however, the Company continues to measure NSBF’s SBA 7(a) loan portfolio at fair value and intends to do so until the portfolio is completely runoff. Following the Acquisition on January 6, 2023, the Company owns and consolidates Newtek Bank, which applies CECL.

Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02): In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The purpose of this guidance is twofold. First, the guidance eliminates TDR recognition and measurement guidance that has been deemed no longer necessary under CECL. The guidance also adds a requirement to incorporate current year gross charge-offs by origination year into the vintage tables. With respect to the TDR impacts, under CECL, credit losses for financial assets measured at amortized cost are determined based on the total current expected credit losses over the life of the financial asset or group of financial assets. Due to the Acquisition, any aspects of credit deterioration to include modifications to loans for borrowers experiencing financial difficulty were captured in purchase accounting and the allowance as of the Acquisition date. Therefore, credit losses on financial assets that have been modified as TDRs would have largely been incorporated in the allowance upon initial recognition. Following the Acquisition on January 6, 2023, the Company owns and consolidates Newtek Bank, which adopted the ASU on January 1, 2023, on a prospective basis. Under ASU 2022-02, the Company evaluated whether loan modifications previously characterized as TDRs represent a new loan or a continuation of an existing loan in accordance with ASC Topic 310, Receivables. The guidance also added new disclosures that require an entity to provide information related to loan modifications made to borrowers deemed to be in financial difficulty. The impact of these amendments was not material.

Fair Value Measurement (ASU 2022-03): In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820), which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. The impact of these amendments was not material.

New Accounting Standards

Improvements to Reportable Segment Disclosures (ASU 2023-07)
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The purpose of this guidance is to improve reportable segment disclosure, primarily through enhanced disclosures about significant segment expenses. This ASU requires that an entity disclose, on an interim and annual basis, significant segment expenses that are regularly provided to the CODM and are included within the reported measure of segment profit or loss. This ASU also requires an entity to disclose, on an interim and annual basis, other segment items by reportable segment, including a qualitative description of the composition of those items. This “other” category is defined as the difference between segment profit or loss and segment revenue less significant segment expenses. Entities are also required to disclose the title and position of the individual, or the name of the group or committee, identified as the CODM. The amendments are effective on January 1, 2024, for annual reporting, and January 1, 2025, for interim reporting, with early adoption permitted. The amendments must be applied using a retrospective approach. Management does not expect the impact to be material.

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

Compensation—Stock Compensation (ASU 2024-01)
In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718), Scope Application of Profits Interest and Similar Awards. This standard provides clarity regarding whether profits interest and similar awards are within the scope of Topic 718 of the Accounting Standards Codification. This standard is effective for fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is in the process of evaluating the impact of adopting this standard and, at this time, does not anticipate it will have a material impact on its consolidated financial statements.

NOTE 3—BUSINESS COMBINATIONS

Acquisition of NBNYC

On January 6, 2023, the Company completed the Acquisition of NBNYC, a national bank regulated and supervised by the OCC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC for $20 million, in an all-cash transaction. The Company also agreed to pay the seller’s acquisition costs of approximately $1.3 million. NBNYC was renamed Newtek Bank and became a wholly owned subsidiary of the Company. In connection with the completion of the Acquisition, the Company contributed to Newtek Bank $31 million of cash and two of the Company’s subsidiaries, NBL and SBL (NBL was subsequently merged into SBL). Upon the consummation of the Acquisition, Newtek Bank entered into an operating agreement with the OCC concerning certain matters including capital, liquidity and concentration limits, and memorializing the business plan submitted to the OCC.

The NBNYC transaction was accounted for in accordance with ASC 805, Business Combinations, and the Company performed a purchase price allocation under the acquisition method. Under ASC 805, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report in its financial statements provisional amounts for the items for which the accounting is incomplete. During the measurement period, which shall not exceed one year from the acquisition date, the acquirer shall adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

The purchase price, including costs incurred by the Company on behalf of the seller directly associated with the Acquisition, was preliminarily allocated to net assets acquired. Final allocation was obtained and the purchase allocations finalized at December 31, 2023. The following table summarizes the allocation of consideration paid for the fair value of assets acquired and liabilities assumed from NBNYC:

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

Information regarding the allocation of goodwill to the Company’s reportable segments, as well as the carrying amounts and amortization of the core deposit intangible, can be found within NOTE 8—GOODWILL AND INTANGIBLE ASSETS. None of the goodwill is tax deductible. Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the NBNYC Acquisition.

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

The Company incurred transaction costs related to the NBNYC Acquisition during the year ended December 31, 2023 of $0.2 million. These costs have been included in the Consolidated Statement of Operations in Professional Services Expense.

NOTE 4—INVESTMENTS:

Investments consisted of the following at:

	March 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Debt securities available-for-sale, at fair value	$28,319	$28,127	$32,372	$32,171
Federal Home Loan Bank and Federal Reserve Bank stock	3,773	3,773	3,635	3,635
Non-controlled investments	772	728	796	728
Joint ventures, at fair value	45,108	48,247	37,864	40,859
Total investments	$77,972	$80,875	$74,667	$77,393

The Company’s Alternative Lending Program (ALP)

NCL JV: On May 20, 2019, the Company and its joint venture partner launched NCL JV to provide ALP loans (formerly referred to as non-conforming conventional commercial and industrial term loans) to U.S. middle-market companies and small businesses. NCL JV is a 50/50 joint venture between NCL a wholly-owned subsidiary of the Company, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq: TCPC). NCL JV ceased funding new ALP loans during 2020. On January 28, 2022, NCL JV closed a securitization with the sale of $56.3 million of Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL JV’s portfolio of ALP loans secured by liens on commercial or residential mortgaged properties, originated by NCL JV and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay NCL JV’s credit facility and return capital to the NCL JV partners.

The following tables show certain summarized financial information for NCL JV:

Selected Statement of Assets and Liabilities Information (Unaudited)	March 31, 2024	December 31, 2023
Cash	$677	$612
Restricted cash	4,145	3,298
Investments in loans, at fair value (amortized cost of $62,158 and $70,083, respectively)	62,158	70,083
Other Assets	1,612	1,614
Total assets	68,592	75,607

Securitization notes payable	$33,799	$38,805
Other liabilities	885	905
Total liabilities	34,684	39,710

Net assets	33,908	35,897
Total liabilities and net assets	$68,592	$75,607

Selected Statements of Operations Information (Unaudited)	Three Months Ended March 31,
	2024	2023
Interest and other income	$1,373	$1,644
Total expenses	472	659
Net investment income	901	985
Unrealized (depreciation) appreciation on investments	(2,131)	712
Net (decrease) increase in net assets resulting from operations	$(1,230)	$1,697

TSO JV: On August 5, 2022, NCL and TSO II Booster Aggregator, L.P. (“TSO II”) entered into a joint venture, TSO JV, governed by the Amended and Restated Limited Partnership Agreement for the TSO JV. TSO JV began making investments in ALP loans during the fourth quarter of 2022. NCL and TSO II each committed to contribute an equal share of equity funding to the TSO JV and each have equal voting rights on all material matters. TSO JV intends to deploy capital over the course of time with additional leverage supported by a warehouse line of credit.

The following tables show certain summarized financial information for TSO JV:

Selected Statement of Assets and Liabilities Information (Unaudited)	March 31, 2024	December 31, 2023
Cash	$1,728	$4,401
Restricted cash	4,356	1,183
Investments in loans, at fair value (amortized cost of $93,945 and $66,689, respectively)	93,945	66,689
Other assets	1,542	1,374
Total assets	$101,571	$73,647

Bank notes payable	$40,986	$29,636
Other liabilities	591	1,092
Total liabilities	41,577	30,728

Net assets	59,994	42,919
Total net assets	$101,571	$73,647

Selected Statements of Operations Information (Unaudited)	Three Months Ended March 31,
	2024	2023
Interest and other income	$2,343	$615
Total expenses	1,464	550
Net investment income	879	65
Unrealized appreciation (depreciation) on investments	872	(513)
Realized loss on investments	—	(16)
Realized gain on derivative transactions	265	275
Unrealized gain (loss) on derivative transactions	574	(436)
Net increase (decrease) in net assets resulting from operations	$2,590	$(625)

Transactions with Affiliated Companies

An affiliated company is an unconsolidated entity in which the Company has an ownership of 5% or more of its voting securities. Transactions related to our joint ventures and non-controlled investments for the three months ended March 31, 2024 and 2023 were as follows:

Company	Fair Value at December 31, 2023	Purchases (Cost)	Principal Received	Return of Investment	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Fair Value at March 31, 2024	Dividend Income
Joint Ventures
Newtek Conventional Lending, LLC	$19,400	$—	$—	$—	$—	$(1,150)	$18,250	$379
Newtek TSO II Conventional Credit Partners, LP	21,459	7,243	—	—	—	1,295	29,997	—
Total Joint Ventures	$40,859	$7,243	$—	$—	$—	$145	$48,247	$379

Non-Control Investments
EMCAP Loan Holdings, LLC	$368	$—	$—	$(24)	$—	$24	$368	$7
Biller Genie Software, LLC	360	—	—	—	—	—	360	—
Total Non-Control Investments	$728	$—	$—	$(24)	$—	$24	$728	$7

Total Affiliate Investments	$41,587	$7,243	$—	$(24)	$—	$169	$48,975	$386

Company	Fair Value at December 31, 2022	Purchases (Cost)	Principal Received	Return of Investment	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Fair Value at March 31, 2023	Dividend Income
Joint Ventures
Newtek Conventional Lending, LLC	$16,587	$—	$—	$—	$—	$2,313	$18,900	$484
Newtek TSO II Conventional Credit Partners, LP	6,435	—	—	—	—	(313)	6,122	—
Total Joint Ventures	$23,022	$—	$—	$—	$—	$2,000	$25,022	$484

Non-Control Investments
EMCAP Loan Holdings, LLC	$1,000	$—	$—	$—	$—	$—	$1,000	$20
Biller Genie Software, LLC	360	—	—	—	—	—	360	—
Total Non-Control Investments	$1,360	$—	$—	$—	$—	$—	$1,360	$20

Total Affiliate Investments	$24,382	$—	$—	$—	$—	$2,000	$26,382	$504

Debt Securities Available-for-Sale

The following tables summarize the amortized cost and fair value of available-for-sale securities by major type as of March 31, 2024 and December 31, 2023:

	March 31, 2024				December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$25,319	$—	$87	$25,232	$29,372	$—	$67	$29,305
Government agency debentures	3,000	—	105	2,895	3,000	—	134	2,866
Total available for sale securities	$28,319	$—	$192	$28,127	$32,372	$—	$201	$32,171

As of March 31, 2024 and December 31, 2023, there was $13.9 thousand and $0.2 million of accrued interest receivable on available-for-sale securities, respectively, included in Other assets in the accompanying Consolidated Statements of Financial Condition.

During the three months ended March 31, 2024 and 2023, no securities were sold or settled.

Unrealized Losses

The following tables summarize the gross unrealized losses and fair value of available-for-sale securities by length of time each major security type has been in a continuous unrealized loss position:

	March 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$25,232	$(87)	$—	$—	1	$25,232	$(87)
Government agency debentures	2,895	(105)	—	—	2	2,895	(105)
Total	$28,127	$(192)	$—	$—	$3	$28,127	$(192)

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$29,305	$67	$—	$—	1	$29,305	$67
Government agency debentures	2,866	134	—	—	2	2,867	134
Total	$32,171	$201	$—	$—	$3	$32,172	$201

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

Contractual Maturities

The following table summarizes the amortized cost and fair value of available-for-sale securities by contractual maturity:

	March 31, 2024		At December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within 1 year	$16,713	$16,588	$32,372	$32,171
After 1 year through 5 years	11,606	11,539	—	—
Total available for sale securities	$28,319	$28,127	$32,372	$32,171

Other information

The following table summarizes Newtek Bank’s available-for-sale securities pledged for deposits, borrowings, and other purposes:

	March 31, 2024	December 31, 2023
Pledged for deposits	$—	$—
Pledged for borrowings and other	28,127	30,730
Total available for sale securities pledged	$28,127	$30,730

NOTE 5—LOANS:

Loans held for investment (HFI)

Loans held for investment (HFI) included SBA 7(a) loans originated by NSBF and Newtek Bank, as well as CRE and C&I loans originated by Newtek Bank. The following tables shows the Company’s loan portfolio by industry for loans held for investment, at fair value and loans held for investment, at amortized cost:

	Loans Held for Investment, at Fair Value
	March 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Food Services and Drinking Places	$41,147	$41,361	$43,779	$43,955
Specialty Trade Contractors	39,276	34,659	40,193	35,451
Professional, Scientific, and Technical Services	34,584	33,734	36,248	35,377
Ambulatory Health Care Services	26,757	25,373	27,291	26,633
Amusement, Gambling, and Recreation Industries	18,923	20,281	21,289	22,839
Administrative and Support Services	20,521	18,847	21,319	19,521
Merchant Wholesalers, Durable Goods	19,815	18,476	21,873	21,152
Repair and Maintenance	15,513	16,584	15,886	17,005
Merchant Wholesalers, Nondurable Goods	13,841	13,662	15,623	15,573
Personal and Laundry Services	12,612	13,320	12,867	13,584
Fabricated Metal Product Manufacturing	11,825	12,608	12,439	13,205
Truck Transportation	15,138	11,156	15,590	12,113
Construction of Buildings	9,715	9,810	9,868	9,890
Accommodation	9,213	9,668	9,259	10,162
Social Assistance	8,730	9,547	8,857	9,721
Food Manufacturing	10,160	8,573	10,233	8,714
Motor Vehicle and Parts Dealers	8,055	8,358	9,046	9,382
Transportation Equipment Manufacturing	7,619	7,974	7,687	7,999
Support Activities for Mining	7,942	7,290	8,455	7,754
Food and Beverage Stores	6,750	7,058	7,026	7,306
Rental and Leasing Services	6,657	7,054	6,764	7,178
Nursing and Residential Care Facilities	6,126	6,581	6,182	6,709
Building Material and Garden Equipment and Supplies Dealers	5,876	5,750	7,384	6,781
Educational Services	5,148	5,356	5,368	5,636
Other	95,638	89,848	102,037	96,161
Total	$457,581	$442,928	$482,563	$469,801

	Loans Held for Investment, at Amortized Cost
	March 31, 2024	December 31, 2023
SBA	$214,038	$163,918
CRE	169,869	163,803
C&I	13,404	8,191
Total Loans	397,311	335,912
Deferred fees and costs, net	314	393
Loans held for investment, at amortized cost, net of deferred fees and costs	$397,625	$336,305

Past Due and Non-Accrual Loans

The following tables summarize the aging of accrual and non-accrual loans by class:

	As of March 31, 2024
	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or more Days Past Due and Accruing(1)	Non- accrual	Total past Due and Non-accrual	Current	Total Carried at Amortized Cost	Total Loans Accounted for Under the Fair Value Option	Total Loans Held for Investment
At amortized cost
SBA	$9,818	$—	$—	$2,017	$11,835	$202,203	$214,038	$—	$214,038
CRE	326	946	—	5,998	7,270	162,599	169,869	—	169,869
C&I	—	—	—	—	—	13,404	13,404	—	13,404
Total, at amortized cost	$10,144	$946	$—	$8,015	$19,105	$378,206	$397,311	$—	$397,311
Deferred fees and costs							314	—	314
Total, at amortized cost net of deferred fees and costs							$397,625	$—	$397,625
Allowance for credit losses							(16,126)	—	(16,126)
Total, at amortized cost, net							$381,499	$—	$381,499

At fair value
SBA	$61,314	$548	$3,829	$46,001	$111,692	$331,236	$—	$442,928	$442,928

Total loans held for investment	$71,458	$1,494	$3,829	$54,016	$130,797	$709,442	$381,499	$442,928	$824,427
1Represents loans that are considered well secured and in the process of collection.

	As of December 31, 2023
	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or more Days Past Due and Accruing	Non- accrual	Total past Due and Non-accrual	Current	Total Carried at Amortized Cost	Total Loans Accounted for Under the Fair Value Option	Total Loans Held for Investment
At amortized cost
SBA	$3,637	$311	$—	$752	$4,700	$159,218	$163,918	$—	$163,918
CRE	948	—	—	4,621	5,569	158,234	163,803	—	163,803
C&I	—	—	—	—	—	8,191	8,191	—	8,191
Total, at amortized cost	$4,585	$311	$—	$5,373	$10,269	$325,643	$335,912	$—	$335,912
Deferred fees and costs							393		393
Total, at amortized cost net of deferred fees and costs							$336,305	$—	$336,305
Allowance for credit losses							(12,574)	—	(12,574)
Total, at amortized cost, net							$323,731	$—	$323,731

At fair value
SBA	$20,380	$16,075	$—	$48,174	$84,629	$385,172	$—	$469,801	$469,801

Total loans held for investment	$24,965	$16,386	$—	$53,547	$94,898	$710,815	$323,731	$469,801	$793,532

Credit Quality Indicators

The Company uses internal loan reviews to assess the performance of individual loans. In addition, an independent review of the loan portfolio is performed annually by an external firm. The goal of the Company’s annual review of each borrower’s financial performance is to validate the adequacy of the risk grade assigned.

The Company uses a grading system to rank the quality of each loan and lease. The grade is periodically evaluated and adjusted as performance dictates. Loan and lease grades 1 through 4 are passing grades and grade 5 is special mention. Collectively, grades 6 through 7 represent classified loans in Newtek Bank’s portfolio. The following guidelines govern the assignment of these risk grades:

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

The following tables present asset quality indicators by portfolio class and origination year as of March 31, 2024.

	Term Loans Held for Investment by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
SBA 7(a) Unguaranteed, net of deferred fees and costs
Risk Grades 1-4	$50,645	$154,273	$—	$—	$—	$—	$204,918
Risk Grades 5-6	771	8,349	—	—	—	—	9,120
Risk Grade 7	—	—	—	—	—	—	—
Risk Grade 8	—	—	—	—	—	—	—
Total	$51,416	$162,622	$—	$—	$—	$—	$214,038

SBA, at fair value
Risk Grades 1-4	$—	$33,261	$145,730	$50,577	$26,696	$134,400	$390,664
Risk Grades 5-6	—	325	9,564	6,090	1,276	34,098	51,353
Risk Grade 7	—	—	—	—	—	—	—
Risk Grade 8	—	—	149	17	22	723	911
Total	$—	$33,586	$155,443	$56,684	$27,994	$169,221	$442,928

CRE
Risk Grades 1-4	$10,101	$26,144	$33,519	$16,555	$399	$74,091	$160,809
Risk Grades 5-6	—	—	—	686	870	7,504	9,060
Risk Grade 7	—	—	—	—	—	—	—
Total	$10,101	$26,144	$33,519	$17,241	$1,269	$81,595	$169,869

C&I
Risk Grades 1-4	$2,901	$8,486	$—	$—	$—	$2,017	$13,404
Risk Grades 5-6	—	—	—	—	—	—	—
Risk Grade 7	—	—	—	—	—	—	—
Total	$2,901	$8,486	$—	$—	$—	$2,017	$13,404

Total	$64,418	$230,838	$188,962	$73,925	$29,263	$252,833	$840,239

The following tables present asset quality indicators by portfolio class and origination year as of December 31, 2023:

December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
SBA 7(a) Unguaranteed, net of deferred fees and costs
Risk Grades 1-4	$161,263	$—	$—	$—	$—	$—	$161,263
Risk Grades 5-6	2,655	—	—	—	—	—	2,655
Risk Grade 7	—	—	—	—	—	—	—
Risk Grade 8	—	—	—	—	—	—	—
Total	$163,918	$—	$—	$—	$—	$—	$163,918

SBA, at fair value
Risk Grades 1-4	$34,289	$151,929	$53,998	$27,870	$52,175	$94,751	$415,012
Risk Grades 5-6	349	8,968	5,813	1,257	11,764	25,727	53,878
Risk Grade 7	—	—	—	—	—	—	—
Risk Grade 8	—	149	17	22	16	707	911
Total	$34,638	$161,046	$59,828	$29,149	$63,955	$121,185	$469,801

CRE
Risk Grades 1-4	$53,567	$28,224	$14,590	$—	$8,888	$49,771	$155,040
Risk Grades 5-6	—	—	948	910	2,284	4,621	8,763
Risk Grade 7	—	—	—	—	—	—	—
Total	$53,567	$28,224	$15,538	$910	$11,172	$54,392	$163,803

C&I
Risk Grades 1-4	$6,174	$—	$—	$—	$—	$2,017	$8,191
Risk Grades 5-6	—	—	—	—	—	—	—
Risk Grade 7	—	—	—	—	—	—	—
Total	$6,174	$—	$—	$—	$—	$2,017	$8,191

Total	$258,297	$189,270	$75,366	$30,059	$75,127	$177,594	$805,713

Allowance for Credit Losses

See NOTE 2—SIGNIFICANT ACCOUNTING POLICIES for a description of the methodologies used to estimate the ACL.

The following table details activity in the ACL for the three months ended March 31, 2024 and 2023.

	March 31, 2024				March 31, 2023
	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Beginning Balance	$1,408	$314	$10,852	12,574	$—	$—	$—	—
Adjustment to Beginning Balance due to PCD marks[1]	—	—		—	775	96	—	871
Charge offs	—	—	(370)	(370)	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for Credit Losses[2]	(130)	(17)	4,069	3,922	1,185	127	6	1,318
Total	$1,278	$297	$14,551	$16,126	$1,960	$223	$6	$2,189
1 Given the January 6, 2023 transition to a financial holding company, the Company established an ACL representing the purchased credit deteriorated loans acquired through the NBNYC Acquisition.
2 Excludes $93 thousand of the Provision for Credit Losses relating to unfunded commitments for the three months ended March 31, 2024, which is recorded within accounts payable, accrued expenses and other liabilities in accordance with ASC 326.

The Company identified twelve and five loans as of March 31, 2024 and December 31, 2023, respectively, that did not share similar risk characteristics with the loan segments identified in NOTE 2—SIGNIFICANT ACCOUNTING POLICIES and evaluated them for impairment individually.

The following table presents the individually evaluated and collectively evaluated ACL by segment:

	March 31, 2024				December 31, 2023
ACL	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Individually Evaluated	$—	$—	$711	$711	$—	$—	$102	$102
Collectively Evaluated	1,278	297	13,840	15,415	1,408	314	10,750	12,472
Total	$1,278	$297	$14,551	$16,126	$1,408	$314	$10,852	$12,574

The following table presents the recorded investment in loans individually evaluated and collectively evaluated by segment:

	March 31, 2024				December 31, 2023
Recorded Investment	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Individually Evaluated	$5,998	$—	$1,881	$7,879	$4,621	$—	$727	$5,348
Collectively Evaluated	163,871	13,404	212,157	389,432	159,182	8,191	163,191	330,564
Total	$169,869	$13,404	$214,038	$397,311	$163,803	$8,191	$163,918	$335,912

The amortized cost basis of loans on nonaccrual status and the individually assessed ACL are as follows:

	March 31, 2024			December 31, 2023
	Nonaccrual without Allowance	Nonaccrual with Allowance	ACL	Nonaccrual without Allowance	Nonaccrual with Allowance	ACL
SBA	$710	$1,171	$711	$625	$102	$102
CRE	5,998	—	—	4,621	—	—
Total	$6,708	$1,171	$711	$5,246	$102	$102

The unpaid contractual principal balance and recorded investment for the loans individually assessed is shown in the table below by type:

	March 31, 2024				December 31, 2023
	Real Estate Collateral	Unsecured	Total	ACL	Real Estate Collateral	Unsecured	Total	ACL
SBA	$625	$1,256	$1,881	$711	$625	$102	$727	$102
CRE	5,998	—	5,998	—	4,621	—	4,621	—
Total	$6,623	1,256	7,879	711	$5,246	102	5,348	102

Accrued interest on loans totaled $13.7 million as of March 31, 2024, and is excluded from the estimate of credit losses. The Company writes off accrued interest receivable by reversing interest income and typically occurs upon loans becoming 90 to 120 days past due.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The Company did not make any loan modifications to borrowers experiencing financial difficulty that would require disclosure, such as principal forgiveness, term extension, or interest rate reductions during the three months ended March 31, 2024 and 2023. Additionally there were no troubled debt restructurings under legacy U.S. GAAP during the three months ended March 31, 2024 and 2023.

Loans held for sale

	March 31, 2024		December 31, 2023
	At FV	At LCM	At FV	At LCM
SBA 504 First Lien	$83,571	$39,381	$66,387	$38,787
SBA 504 Second Lien	28,102	6,850	20,757	5,741
SBA 7(a)	261	3,181	262	64
SBA 7(a) Partials	192	9,609	104	11,237
ALP	74,978	—	31,357	—
Subtotal	187,104	59,021	118,867	55,829
Deferred fees and costs	—	859	—	778
Loans held for sale, net of deferred fees and costs	$187,104	$59,880	$118,867	$56,607

NOTE 6—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Due to/from affiliated companies

The following table summarizes the amounts due to and due from affiliated companies as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Due to affiliated companies[1]	$172	$158
Due from affiliated companies[2]	53	7
Total due to/due from affiliated companies	$119	$151
1 Included within Other Assets
2 Included within Accounts payable, accrued expenses, and other Liabilities

Transactions with joint ventures and non-control investments

Refer to NOTE 4—INVESTMENTS for a schedule of transactions with our joint ventures and non-control equity investments.

The following table summarizes the income earned from our joint ventures for the periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Servicing income	$348	$252

Newtek Bank Deposits

In the normal course of business, Newtek Bank holds FDIC insured deposits from certain of the Company’s officers, directors and their associated companies. The following table summarizes the amounts due of deposits from related parties and their affiliated companies as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
FDIC insured deposits	$4,316	$4,388
Non-FDIC insured deposits	1,178	1,167
Total deposits from related parties and their affiliated companies	$5,494	$5,555

NOTE 7—SERVICING ASSETS:
Servicing assets held by NSBF and Newtek Bank, including Newtek Bank’s subsidiary SBL, are measured at fair value and lower of cost or market, respectively. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells. As of March 31, 2024 the Company services $1.9 billion in SBA 7(a) loans and $88.6 million in ALP loans. Refer to NOTE 9—FAIR VALUE MEASUREMENTS for a rollforward of servicing assets at fair value.
The following tables summarizes the fair value and valuation assumptions related to servicing assets at March 31, 2024 and December 31, 2023:

	March 31, 2024				December 31, 2023
		Weighted	Range			Weighted	Range
Unobservable Input	Amount	Average	Minimum	Maximum	Amount	Average	Minimum	Maximum

Servicing Assets at FV:	$27,601				$29,336
Discount factor[1]		13.50%	13.50%	13.50%		13.50%	13.50%	13.50%
Cumulative prepayment rate		22.50%	22.50%	22.50%		22.50%	22.50%	22.50%
Average cumulative default rate		19.00%	19.00%	19.00%		19.00%	19.00%	19.00%

Servicing Assets at LCM:	13,571				10,389
Discount factor[1]		13.50%	13.50%	13.50%		13.50%	13.50%	13.50%
Cumulative prepayment rate		30.41%	22.50%	75.00%		29.76%	22.50%	75.00%
Average cumulative default rate		19.15%	19.00%	20.00%		19.14%	19.00%	20.00%

Total	$41,172				$39,725
1 Determined based on risk spreads and observable secondary market transactions.

Servicing fee income earned for the three months ended March 31, 2024 and 2023 was $5.4 million and $4.4 million, respectively.

NOTE 8—GOODWILL AND INTANGIBLE ASSETS:

Goodwill

The following table summarizes changes in the carrying amount of goodwill:

	March 31, 2024	December 31, 2023
Banking	$271	$271
Payments	13,814	$13,814
Technology	11,800	$11,800
Total goodwill	$25,885	$25,885

Banking:

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

Payments and Technology:

The goodwill in the payments and technology segments was generated from acquisitions prior to 2022 by the legal entities within those segments.

Intangible Assets

The following table summarizes intangible assets:

	At March 31, 2024			At December 31, 2023
	Gross carrying Amount	Accumulated Amortization	Net Carrying amount	Gross carrying Amount	Accumulated Amortization	Net Carrying amount
Core Deposits	$1,040	$(243)	$797	$1,040	$(197)	$843
Payments Customer Lists	—	—	—	8,575	(8,562)	13
Technology Customer Lists	6,525	(3,263)	3,262	6,525	(3,146)	3,379
Total intangible assets	$7,565	$(3,506)	$4,059	$16,140	$(11,905)	$4,235

As of March 31, 2024 and December 31, 2023, the Company had $3.3 million and $3.4 million, respectively, of intangible assets relating to customer lists. In addition, The Company had $0.8 million and $0.8 million on core deposits at Newtek Bank as of March 31, 2024 and December 31, 2023, respectively.

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

Customer Lists. The intangible asset for customer lists are within the technology segment and existed prior to the consolidation of the technology segment into NewtekOne following the 2023 Acquisition. The payments customer list has been disposed of.

Amortization expense for the three months ended March 31, 2024 and 2023 was $0.2 million and $0.4 million, respectively, and is included in Depreciation and amortization on the Consolidated Statements of Income.

The remaining estimated aggregate future amortization expense for intangible assets as of March 31, 2024 is as follows:

Amortization Expense
2024	$480
2025	622
2026	601
2027	580
2028	560
Thereafter	1,216
Total	$4,059

NOTE 9—FAIR VALUE MEASUREMENTS:

The following tables present fair value measurements of certain of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of March 31, 2024 and December 31, 2023:

	Fair Value Measurements at March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available-for-sale
U.S. Treasury notes	$25,232	$25,232	$—	$—
Government agency debentures	2,895	—	2,895	—
Loans held for sale, at fair value	187,104	—	—	187,104
Loans held for investment, at fair value	442,928	—	—	442,928
Other real estate owned [1]	2,438	—	—	2,438
Non-controlled/affiliate investments	728	—	—	728
Servicing assets	27,601	—	—	27,601
Joint ventures	48,247	—	—	48,247
Total assets measured at fair value	$737,173	$25,232	$2,895	$709,046
Liabilities:
Equity warrants[3]	$76	$—	$—	$76
Derivative instruments[2,3]	38	—	38	—
Total liabilities measured at fair value	$114	$—	$38	$76
1 Included in Other Assets on the Consolidated Statements of Financial Condition.
2 Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
3 Included in Other Liabilities on the Consolidated Statements of Financial Condition.

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
1 Included in Other Assets on the Consolidated Statements of Financial Condition.
2 Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
3 Included in Other Liabilities on the Consolidated Statements of Financial Condition.

The following tables represents the changes in the investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Loans HFI, at FV	Loans HFS, at FV	Joint Ventures	Servicing Assets	Non-Control Investments	Warrant Liabilities[2]	Other Real Estate Owned[1]
Fair value, December 31, 2023	$469,801	$118,867	$40,859	$29,336	$728	$141	$1,110
Sales	(1,848)	(31,323)	—	—	—	—	(74)
Principal payments received	(21,713)	(166)	—	—	—	—	—
Foreclosed real estate acquired	(1,447)	—	—	—	—	—	1,447
SBA loans, funded	27	4,203	—	—	—	—	—
ALP loans, funded	—	66,905	—	—	—	—	—
Mortgage loans, funded	—	24,179	—	—	—	—	—
Capital contributions/(distributions)	—	—	7,243	—	—	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	—	4,426	145	—	—	(65)	—
Other factors	(1,892)	13	—	(1,735)	—	—	(45)
Fair value, March 31, 2024	$442,928	$187,104	$48,247	$27,601	$728	$76	$2,438
1 Included in Other Assets on the Consolidated Statements of Financial Condition.
2 Included in Other Liabilities on the Consolidated Statements of Financial Condition.

	Three Months Ended March 31, 2023
	Loans HFI, at FV	Loans HFS, at FV	Controlled Investments	Joint Ventures	Servicing Assets	Non-Control Investments	Warrant Liabilities[2]	Other Real Estate Owned[1]
Fair value, Fair value, December 31, 2022	$505,268	$19,171	$259,217	$23,022	$30,268	$1,360	$—	$3,529
Removal of new entities consolidating in current period	—	69,745	(259,217)	—	—	—	—	—
Reclass of Loans HFS to HFI	8,745	(8,745)	—	—	—	—	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	—	—	—	2,000	2,654	—	(162)	—
Other factors	6,077	(172)	—	—	(1,735)	—	—	(45)
Realized gain (loss)	(7,532)	11,877	—	—	—	—	—	—
SBA investments, funded	36,859	132,753	—	—	—	—	—	—
ALP loans, funded	—	12,150	—	—	—	—	—	—
Mortgage loans, funded	—	11,855	—	—	—	—	—	—
Foreclosed real estate acquired	(694)	—	—	—	—	—	—	673
Purchases and repurchases of loans	5,797	32,534	—	—	—	—	—	—
Sales	—	(154,184)	—	—	—	—	—	(641)
Principal payments received	(21,732)	(1,345)	—	—	—	—	—	—
Additions	—	—	—	—	2,164	—	311	—
Fair Value, March 31, 2023	$532,788	$125,639	$—	$25,022	$33,351	$1,360	$149	$3,516
1 Included in Other Assets on the Consolidated Statements of Financial Condition.
2 Included in Other Liabilities on the Consolidated Statements of Financial Condition.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2024 and December 31, 2023. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at March 31, 2024 and December 31, 2023.

	Fair Value as of		Weighted	Range
	March 31, 2024	Unobservable Input	Average	Minimum	Maximum
Assets:
HFI, at fair value - accrual loans	$396,927	Market yields	7.75%	7.75%	7.75%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	19.00%	19.00%	19.00%
HFI, at fair value - non-accrual loans	$46,001	Market yields	7.50%	7.50%	7.50%
		Cumulative prepayment rate	—%	—%	—%
		Average cumulative default rate	30.00%	30.00%	30.00%
HFS, at fair value	$187,104	Market yields	7.68%	7.21%	8.12%
		Cumulative prepayment rate	61.03%	55.60%	75.00%
		Average cumulative default rate	20.00%	20.00%	20.00%
Joint ventures	$48,247	Market yields	8.30%	8.30%	8.30%
		Cost of equity	12.00%	10.00%	14.00%
		Weighted average cost of capital	8.50%	7.50%	9.50%
Non-control equity investments	$368	Market yields	10.00%	8.00%	12.00%
	$360	Cost basis	N/A	N/A	N/A
Servicing assets[1]	$27,601	Market yields	13.50%	13.50%	13.50%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	19.00%	19.00%	19.00%
Other real estate owned	$2,438	Appraised value	N/A	N/A	N/A

Liabilities:
Equity warrants	$76	Expected volatility	44.00%	44.00%	44.00%
		Dividend yield	6.90%	6.90%	6.90%
		Risk free rate	4.20%	4.20%	4.20%
1 $27.6 million of servicing assets at held at FV and $13.6 million of servicing assets are held at LCM. Refer to NOTE 7—SERVICING ASSETS.

	Fair Value as of		Weighted	Range
	December 31, 2023	Unobservable Input	Average	Minimum	Maximum
Assets:
HFI, at fair value - accrual loans	$421,627	Market yields	7.75%	7.75%	7.75%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	19.00%	19.00%	19.00%
HFI, at fair value - accrual loans	$48,174	Market yields	7.39%	7.39%	7.39%
		Cumulative prepayment rate	—%	—%	—%
		Average cumulative default rate	30.00%	30.00%	30.00%
HFS, at fair value	$118,867	Market yields	6.85%	6.50%	7.75%
		Cumulative prepayment rate	61.03%	55.60%	75.00%
		Average cumulative default rate	20.00%	20.00%	20.00%
Joint ventures	$40,859	Market yields	8.00%	8.00%	8.00%
		Cost of equity	12.00%	10.00%	14.00%
		Weighted average cost of capital	8.50%	7.50%	9.50%
Non-control equity investments	$368	Market yields	10.00%	8.00%	12.00%
	$360	Cost basis	N/A	N/A	N/A
Servicing assets[1]	$29,336	Market yields	13.50%	13.50%	13.50%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	19.00%	19.00%	19.00%
Other real estate owned	$1,110	Appraised value	N/A	N/A	N/A

Liabilities:
Equity warrants	$141	Expected volatility	43.00%	43.00%	43.00%
		Dividend yield	5.20%	5.20%	5.20%
		Risk free rate	3.88%	3.88%	3.88%
1 $29.3 million of servicing assets held at FV and $10.4 million of servicing assets are held at LCM. Refer to NOTE 7—SERVICING ASSETS

Estimated Fair Value of Other Financial Instruments

GAAP also requires disclosure of the fair value of financial instruments carried at book value on the Consolidated Statements of Financial Condition. The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

	March 31, 2024
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$12,295	$12,295	$—	$—	$12,295
Restricted cash	35,759	35,759	—	—	35,759
Interest bearing deposits in banks	115,152	115,152	—	—	115,152
Debt securities available-for-sale, at fair value	28,127	25,232	2,895	—	28,127
Loans HFS, at fair value	187,104	—	—	187,104	187,104
Loans HFS, at LCM	59,880	—	—	60,227	60,227
Loans HFI, at fair value	442,928	—	—	442,928	442,928
Total loans HFI, at amortized cost, net of deferred fees and costs	397,625	—	—	398,453	398,453
Federal Home Loan Bank and Federal Reserve Bank stock	3,773	—	3,773	—	3,773
Joint ventures, at fair value	48,247	—	—	48,247	48,247
Non-control investments	728	—	—	728	728
Financial Liabilities:
Time deposits	209,721	—	210,519	—	210,519
Borrowings	662,488	—	190,576	471,728	662,304

	December 31, 2023
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$15,398	$15,398	$—	$—	$15,398
Restricted cash	30,919	30,919	—	—	30,919
Interest bearing deposits in banks	137,689	137,689	—	—	137,689
Debt securities available-for-sale, at fair value	32,171	29,305	2,866	—	32,171
Loans HFS, at fair value	118,867	—	—	118,867	118,867
Loans HFS, at LCM	56,607	—	—	56,733	56,733
Loans HFI, at fair value	469,801	—	—	469,801	469,801
Total loans HFI, at amortized cost, net of deferred fees and costs	336,305	—	—	337,133	337,133
Federal Home Loan Bank and Federal Reserve Bank stock	3,635	—	3,635	—	3,635
Joint ventures, at fair value	40,859	—	—	40,859	40,859
Non-control investments	728	—	—	728	728
Financial Liabilities:
Time deposits	167,041	—	168,542	—	168,542
Borrowings	644,122	—	187,555	454,239	641,794

NOTE 10—DEPOSITS:

The following table summarizes deposits by type:

	March 31, 2024	December 31, 2023
Non-interest-bearing:
Demand	$5,466	$10,053
Interest-bearing:
Checking	16,870	11,456
Money market	27,290	15,803
Savings	253,595	259,152
Time deposits	209,721	167,041
Total interest-bearing	507,476	453,452
Total deposits	$512,942	$463,505

Time deposits, money market, and interest-bearing checking obtained through brokers	$58,295	$53,548
Aggregate amount of deposit accounts that exceeded the FDIC limit	$74,699	$66,511
Demand deposit overdrafts reclassified as loan balances	$2	$53
Certificates of deposit in excess of $0.25 million	$29,266	$20,070

The following table summarizes the scheduled maturities of time deposits:

2024	$92,829
2025	64,999
2026	31,530
2027	19,574
2028	711
Thereafter	78
Total time deposits	$209,721

NOTE 11—BORROWINGS:

At March 31, 2024 and December 31, 2023, the Company had borrowings composed of the following:

	March 31, 2024			December 31, 2023
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Bank Lines of Credit[1]:
Webster NMS Note	54,871	35,624	7.93%	54,871	36,628	7.94%
SPV I Capital One Facility	60,000	20,241	8.18%	60,000	16,080	8.20%
SPV II Deutsche Bank Facility	50,000	18,063	10.02%	50,000	6,799	10.04%
SPV III One Florida Bank Facility	30,000	29,753	9.50%	30,000	257	9.50%
FHLB Advances	110,433	19,726	2.24%	113,891	23,184	2.13%
Notes issued by Parent Company[1]:
2024 Notes	38,250	38,178	5.75%	38,250	38,124	5.75%
2025 5.00% Notes	30,000	29,651	5.00%	30,000	29,563	5.00%
2025 8.125% Notes	50,000	49,564	8.13%	50,000	49,433	8.13%
2026 Notes	115,000	113,743	5.50%	115,000	113,564	5.50%
2028 Notes	40,000	38,465	8.00%	40,000	38,378	8.00%
Notes payable - Securitization Trusts[2]	273,269	269,480	7.85%	296,223	292,112	7.84%
Total	$851,823	$662,488	7.21%	$878,235	$644,122	7.04%
1 Net of deferred financing costs.
2 At March 31, 2024 and December 31, 2023, the net assets of the consolidated Trusts totaled $14.5 million and $14.8 million, respectively.

Outstanding borrowings that are presented net of deferred financing costs, which include the bank lines of credit, the 2024, 2025, 2026, and 2028 Notes, and the Notes payable - Securitization Trusts consisted of the following:

	March 31, 2024			December 31, 2023
	Principal balance	Unamortized deferred financing costs	Net carrying amount[1]	Principal balance	Unamortized deferred financing costs	Net carrying amount[1]
Bank Lines of Credit:
Webster NMS Note	$35,884	$(260)	$35,624	$36,881	$(253)	$36,628
SPV I Capital One Facility	20,400	(159)	20,241	16,300	(220)	16,080
SPV II Deutsche Bank Facility	18,136	(73)	18,063	6,900	(101)	6,799
SPV III One Florida Bank Facility	29,850	(97)	29,753	375	(118)	257
Notes issued by Parent Company:
2024 Notes	38,250	(72)	38,178	38,250	(126)	38,124
2025 5.00% Notes	30,000	(349)	29,651	30,000	(437)	29,563
2025 8.125% Notes	50,000	(436)	49,564	50,000	(567)	49,433
2026 Notes	115,000	(1,257)	113,743	115,000	(1,436)	113,564
2028 Notes	40,000	(1,535)	38,465	40,000	(1,622)	38,378
Notes Payable - Securitization Trusts	273,269	(3,789)	269,480	296,223	(4,111)	292,112
1 Net of deferred financing costs. Negative borrowings outstanding are the result of the facilities being paid down to zero principal balance as of March 31, 2024 while the associated deferred financing costs remain.

At March 31, 2024 and December 31, 2023, the carrying amount of the Company’s borrowings under the Capital One, Deutsche Bank, Webster, and One Florida lines of credit, and the Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

At March 31, 2024, the $19.7 million carrying amount of Newtek Bank’s FHLB borrowings includes a $0.1 million purchase accounting adjustment..

The fair values of the fixed rate 2028 Notes, 2026 Notes and 2024 Notes are based on the closing public share price on the date of measurement as included in the chart below.

	March 31, 2024		December 31, 2023
	Closing Price	Fair Value	Closing Price	Fair Value
2028 Notes	$25.15	$40,240	$25.04	$40,070
2026 Notes	24.32	111,872	23.75	109,250
2024 Notes	25.14	38,464	24.99	38,235

These borrowings are not recorded at fair value on a recurring basis. The fixed rate 2025 Notes are held at par as of March 31, 2024 and December 31, 2023.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three months ended March 31, 2024 and 2023 was $12.6 million and $12.7 million, respectively.

NOTE 12—DERIVATIVE INSTRUMENTS:

The Company historically uses derivative instruments primarily to economically manage the fair value variability of certain fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of March 31, 2024 and December 31, 2023:

	March 31, 2024				December 31, 2023
		Fair Value		Remaining		Fair Value		Remaining
Contract Type	Notional[1]	Asset	Liability[2]	Maturity (years)	Notional[1]	Asset	Liability[2]	Maturity (years)
5-year Treasury Futures	$(43,517)	$—	$38	0.25 years	$(27,869)	$—	$630	0.25 years
1 Shown as a negative number when the position is sold short.
2 Shown in Accounts Payable, Accrued Expenses, and Other Liabilities in the accompanying consolidated balance sheets.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives as included in Other Noninterest Income in the consolidated statements of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024		March 31, 2023
Contract Type	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)
5-year Treasury Futures	$592	$(268)	$(693)	$197

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

NOTE 13—COMMITMENTS AND CONTINGENCIES:
Operating and Employment Commitments
The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2027. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses. In addition, during 2024, the Company entered into one-year employment agreements with its named executive officers.
The following summarizes the Company’s obligations and commitments, as of March 31, 2024 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements[1]	Total
2024	$2,075	$2,274	$4,349
2025	2,461	740	3,201
2026	1,835	—	1,835
2027	429	—	429
2028	—	—	—
Thereafter	—	—	—
Total	$6,800	$3,014	$9,814
1 Employment agreements with certain of the Company’s named executive officers.

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

The Company evaluates legal proceedings based on information currently available, including advice of counsel. The Company establishes accruals for those matters, pursuant to ASC 450, when a loss is considered probable and the related amount is reasonably estimable. While the final outcomes of legal proceedings are inherently unpredictable, management is currently of the opinion that the outcomes of pending and threatened matters will not have a material effect on the Company’s business, consolidated financial position, results of operations or cash flows as a whole. As of March 31, 2024, the Company had accrued an immaterial reserve that we believe is appropriate to cover potential settlements.

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

Unfunded Commitments

At March 31, 2024, the Company had $108.8 million of unfunded commitments consisting of $15.9 million in connection with its SBA 7(a) loans, $87.7 million in connection with its SBA 504 loans, none in connection with its ALP loans, and $5.3 million relating to commercial and industrial loans. The Company anticipates these commitments will be funded from the same sources it used to fund its other loan commitments.

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

	2023 Plan[2]	2015 Plan
Restricted Stock authorized under the plan[1]	3.0 million	1.5 million
Net restricted stock (granted)/forfeited during:
Year ended December 31, 2020 and prior	—	(223)
Year ended December 31, 2021	—	(215)
Year ended December 31, 2022	—	(251)
Year ended December 31, 2023	(82)	28
Three months ended March 31, 2024	(45)	—
Total net restricted stock (granted)/forfeited	(127)	(661)
1 No stock options were granted under the 2015 or 2023 Stock Incentive Plan.
2 The 2023 Stock Incentive Plan provides for an initial share reserve of up to 3.0 million shares of Common Stock.

Awards of restricted stock granted under the 2015 and 2023 Stock Incentive Plans generally vest over a one- to three-year period from the grant date; awards of restricted stock granted under the 2023 Stock Incentive Plan to non-employee directors generally vest over a one-year period. The fair value is expensed over the service period, starting on the grant date.

As of March 31, 2024, there was $3.5 million of total unrecognized compensation expense related to unvested shares of restricted stock granted. This compensation expense is expected to be recognized over a remaining weighted-average period of approximately 1.8 years as of March 31, 2024.

Shares outstanding

As of March 31, 2024, the Company has 345 thousand shares outstanding related to grants of restricted stock awards. The awards were issued at a weighted average grant date fair value of $17.89. In addition, there are 35 thousand shares outstanding relating to dividends on unvested restricted stock awards as of March 31, 2024.

During the three months ended March 31, 2024 and 2023, additional shares were issued related to dividends on unvested shares of restricted stock granted as follows:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	# of Shares	$ of Shares	# of Shares	$ of Shares
Dividends on Unvested Shares of Restricted Stock Grants	6	$71	5	$60

For the three months ended March 31, 2024 and 2023 the Company recognized total stock-based compensation expense of $0.7 million and $0.7 million, respectively.

NOTE 15—SHAREHOLDERS EQUITY:

Preferred Stock

On February 3, 2023, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Patriot Financial Partners IV, L.P., and Patriot Financial Partners Parallel IV, L.P. (collectively, “Patriot”) in respect of 20 thousand shares of the Company’s Series A Convertible Preferred Stock, par value $0.02 per share (the “Series A Preferred Stock”), in a private placement transaction. The aggregate purchase price was $20.0 million. Each share of Series A Preferred Stock was issued at a price of $1.0 thousand per share and is convertible at the holder’s option into 47.54053782 shares of the Company’s Common Stock. The Company had not issued preferred stock prior to February 3, 2023.

Warrants for Common Stock

On February 3, 2023, pursuant to the Securities Purchase Agreement, the Company issued warrants to Patriot to purchase, in the aggregate, 47.54 thousand shares of Common Stock for $21.03468 per share. The Warrants are exercisable in whole or in part until the ten year anniversary of the entry into the Securities Purchase Agreement and may be exercised for cash or on a “net share” basis, with the number of shares withheld determined based on the closing price of the Common Stock on the date of such exercise. Warrants are included in Other Liabilities on the Consolidated Statements of Financial Condition.

Common Stock

ATM Program

The Company’s shelf registration statement on Form S-3 was declared effective by the SEC on July 27, 2023. On November 17, 2023, the Company entered into the 2023 ATM Equity Distribution Agreement. The 2023 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3.0 million shares of Common Stock from time to time through the placement agents (the “ATM Program”). The Company may, subject to market conditions, engage in activity under the ATM Program.

Dividends and Distributions

On February 3, 2023, the Company issued 20 thousand shares of the Company’s Series A Convertible Preferred Stock, par value $0.02 per share, in a private placement transaction. The aggregate purchase price was $20.0 million. Each share of Series A Preferred Stock was issued at a price of $1.0 thousand per share and is convertible at the holder’s option into 47.54 shares of the Company’s Common Stock. During the three months ended March 31, 2024 and 2023 the Company had $0.4 million and $0.2 million in dividends on its preferred stock, respectively.

During the three months ended March 31, 2024 and 2023, an additional 6,300 and 4,700 shares valued at $0.1 million and $0.1 million, respectively, were issued related to dividends on unvested shares of restricted stock granted.

The Company’s dividends and distributions on the Company’s common shares are recorded on the declaration date. Effective December 8, 2023, the Company terminated the DRIP. The following table summarizes the Company’s dividend declarations and distributions during the three months ended March 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Three months ended March 31, 2024
March 19, 2024	April 1, 2024	April 15, 2024	$0.19	$4,617	—	$—

Three months ended March 31, 2023
February 27, 2023	April 4, 2023	April 14, 2023	$0.18	$4,291	6	$72

NOTE 16—EARNINGS PER SHARE:

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

	Three Months Ended March 31,
	2024	2023
Basic earnings per share:
Net income available to common shareholders	$9,250	$18,301
Weighted-average basic shares outstanding	24,287	24,223
Basic earnings per share	$0.38	$0.76
Diluted earnings per share:
Net income, for diluted earnings per share	$9,250	$18,301
Total weighted-average basic shares outstanding	24,287	24,223
Add effect of dilutive warrants and restricted stock awards[3]	71	658
Total weighted-average diluted shares outstanding	24,358	24,881
Diluted earnings per share[1,2]	$0.38	$0.74
Anti-dilutive warrants and restricted stock awards	1,065	248
1 For the three months ended March 31, 2024 and 2023, the convertible preferred stock was not included in the diluted share count because the result would have been anti-dilutive under the if-converted method.
2 For the three months ended March 31, 2024 and 2023, the Warrants have an anti-dilutive impact on earnings per share.
3 Incremental diluted shares from restricted stock awards under the treasury stock method.

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

The following table summarizes the Company’s ESPP activity from inception through March 31, 2024:

	Period Ended March, 31 2024	Year Ended December 31, 2023
	Offering Period 2	Offering Period 1
Commencement date	10/1/2023	10/1/2023
End date	3/15/2024	12/15/2023
Shares purchased	5	4
Weighted average share price	$9.83	$13.05
Total purchased	$51	$51

NOTE 18—INCOME TAXES:

The Company elected to be treated as a RIC under the Code beginning with the 2015 tax year and, through the year ended December 31, 2022, operated in a manner so as to continue to qualify for the tax treatment applicable to RICs. The Company filed its final RIC tax return for the year ended December 31, 2022. Beginning with 2023, the Company no longer qualifies as a RIC and instead will file a consolidated U.S. federal income tax return. Financial holding companies are subject to federal and state income taxes in essentially the same manner as other corporations.

One of the Company’s former consolidated holding companies is undergoing a NYS tax audit for the fiscal years ended December 31, 2020 and December 31, 2021.

Effective Tax Rate and Net Operating Losses

The effective tax rate was 26.33% for the three months ended March 31, 2024. The effective tax rate differs from the federal tax rate of 21% for the three months ended March 31, 2024 due primarily to the addition of estimated state tax.

At December 31, 2022, the Company had NOLs in the amount of $35.4 million. Certain of these NOLs ($4.6 million) expire in 2029 through 2037 with the remainder NOLs ($30.8 million) having indefinite lives. The Company expects to apply $31.7 million of the total NOLs against 2023 taxable income and will carry forward the remaining balance of $3.7 million to apply against future taxable income. The Tax Cuts & Jobs Act of 2017 limits the amount of net operating loss utilized each year after December 31, 2020 to 80% of taxable income.

The Company’s and its subsidiaries’ federal income tax returns are generally open to review by the tax authorities for the tax years ended in 2020 and beyond. However, the Company’s NOLs continue to be subject to review by tax authorities in the period utilized notwithstanding origination in closed periods.

The Company does not have any material interest and penalties recorded in the income statement for the periods ended March 31, 2024 and 2023.

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

The following table provide financial information for the Company's segments:

As of and for the three months ended March 31, 2024
	Banking	Technology	NSBF	Payments	Corporate and Other	Eliminations	Consolidated
Interest income	$13,571	$1	$10,744	$545	$3,323	$(1,117)	$27,067
Interest expense	5,853	—	5,966	796	6,663	(1,117)	18,161
Net interest income/(loss)	7,718	1	4,778	(251)	(3,340)	—	8,906
Provision for loan credit losses	4,015	—	—	—	—	—	4,015
Net interest income after provision for loan credit losses	3,703	1	4,778	(251)	(3,340)	—	4,891
Noninterest income	29,982	7,318	(1,212)	11,749	17,771	(16,241)	49,367
Noninterest expense	20,249	7,212	4,486	8,102	9,865	(8,755)	41,159
Income before taxes	13,436	107	(920)	3,396	4,566	(7,486)	13,099
Income tax expense (benefit)	4,035	—	—	—	(586)	—	3,449
Net income	9,401	107	(920)	3,396	5,152	(7,486)	9,650
Assets	$736,100	$22,523	$600,877	$56,892	$786,420	$(693,235)	$1,509,577

NOTE 20—SUBSEQUENT EVENTS:

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no material events requiring recognition or disclosure in the financial statements.

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
•our ability to adequately manage liquidity, deposits, capital levels and interest rate risk;
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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include the ability of Newtek Bank to originate loans under the SBA 7(a) program, maintain PLP status, sell SBA guaranteed portions of SBA 7(a) loans at premiums and grow deposits; our ability to originate new loans; our subsidiaries’ ability to generate revenue and obtain and maintain certain margins and levels of profitability; and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report, including the documents that we incorporate by reference herein, should not be regarded as a representation by us that our plans and objectives will be achieved. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Part II “Item 1A. Risk Factors” of this quarterly report on Form 10-Q and “Item 1A. Risk Factors” of our 2023 Form 10-K, and in any subsequent filings we have made with the SEC that are incorporated by reference into this report.

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

Executive Overview

Conversion to a Financial Holding Company

As of January 6, 2023, we are a financial holding company that, together with our consolidated subsidiaries, provides a wide range of business and financial solutions under the NewtekOne® brand to the independent business owner market. Effective January 6, 2023, following authorization by our shareholders, we withdrew our previous election to be regulated as a BDC under the 1940 Act. Prior to such time, we operated as a BDC under the 1940 Act. Contemporaneously with withdrawing our election to be regulated as a BDC, on January 6, 2023, we completed the Acquisition of NBNYC, a national bank regulated and supervised by the OCC, pursuant to which we acquired from NBNYC’s shareholders all of the issued and outstanding stock of NBNYC. NBNYC has been renamed Newtek Bank and has become our wholly owned bank subsidiary. In connection with the completion of the Acquisition, we contributed to Newtek Bank $31 million of cash and two of our subsidiaries, NBL and SBL (subsequently, NBL was merged into SBL). As a result of the Acquisition, we are now a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. We no longer qualify as a RIC under Subchapter M of the Code for federal income tax purposes and no longer qualify for accounting treatment as an investment company. As a result, in addition to Newtek Bank and its consolidated subsidiary SBL, the following former portfolio companies and subsidiaries are now consolidated non-bank subsidiaries in our financial statements: NSBF; NMS; Mobil Money; NBC; PMT; NIA; TAM; Holdco 6; NCL; NTS and POS. In addition, as a result of commitments made to the Federal Reserve, we will divest or otherwise terminate the activities conducted by NTS by January 6, 2025, subject to any extension. See “Item 1A. Risk Factors – Risks Related to Operating as a Financial Holding Company – We are subject to extensive regulation and supervision as a financial holding company, which may adversely affect our business.”

Effective January 13, 2023, we filed Articles of Amendment amending our Charter to change the name of the Company to “NewtekOne, Inc.”

On April 13, 2023, the Company, NSBF and the SBA entered into the Wind-down Agreement, pursuant to which NSBF has begun to wind-down its operations and NSBF’s SBA 7(a) pipeline of new loans was transitioned to Newtek Bank. During this wind-down process, NSBF will continue to own the SBA 7(a) loans and PPP Loans currently in its SBA loan portfolio to maturity, liquidation, charge-off or (subject to SBA’s prior written approval) sale or transfer. SBL will service and liquidate NSBF’s SBA loan portfolio pursuant to an SBA approved lender service provider agreement. In addition, during the wind-down process, NSBF will be subject to minimum capital requirements established by the SBA, be required to continue to maintain certain amounts of restricted cash available to meet any obligations to the SBA, have restrictions on its ability to make dividends and distributions to the Company, and remain liable to the SBA for post-purchase denials and repairs on the guaranteed portions of SBA 7(a) loans originated and sold by NSBF, from the proceeds generated by NSBF’s SBA loan portfolio. The Company has guaranteed certain of NSBF’s obligations to the SBA and has funded a $10 million account at Newtek Bank to secure these potential obligations.

Historical Business Regulation and Taxation

Prior to January 6, 2023, we operated as an internally managed non-diversified closed-end management investment company that elected to be regulated as a BDC under the 1940 Act. As a BDC under the 1940 Act we were not permitted to acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets, and we were not permitted to issue senior securities unless the ratio of its total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred stock, if any, was at least 150%. As of December 31 2022, our asset coverage was 169%. Although we are no longer regulated as a BDC, certain covenants in our outstanding 2024 and 2026 Notes require us to maintain an asset coverage of at least 150% as long as the 2024 and 2026 Notes are outstanding. See “Item 1A. Risk Factors – Risks Related to Our Notes – We are subject to 150% asset coverage requirements due to covenants contained in the indentures under which the 2024 and 2026 Notes were issued.”

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

From 2012 through December 31, 2022, NSBF, a wholly-owned subsidiary, was consistently the largest non-bank SBA 7(a) lender in the U.S. based on dollar volume of loan approvals, and, as of December 31, 2022, was the third largest SBA 7(a) lender in the United States. Currently, Newtek Bank is ranked as the second largest SBA 7(a) lender based on dollar volume of loans approved. Historically, NSBF structured its loans so that it could both sell the government guaranteed portions of SBA 7(a) loans and securitize the unguaranteed portions. This structure generally allowed NSBF to recover its capital and earn excess capital on each loan, typically within a year. Pursuant to the Wind-down Agreement described above, in April 2023 NSBF transitioned its SBA 7(a) loan originations to Newtek Bank and is in the process of winding down its operations and will continue to own the 7(a) Loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off or (subject to SBA’s prior written approval) sale or transfer.

Additionally, we and our subsidiaries have historically provided a wide range of business and financial solutions to independent business owner relationships, including Business Lending, which includes SBA 7(a) loans, SBA 504 loans and our ALP loans, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), Technology Consulting, eCommerce, Accounts Receivable and Inventory Financing, personal and commercial lines Insurance Services, Web Services, Data Backup, Storage and Retrieval, and Payroll and Benefits Solutions to independent business owner relationships nationwide across all industries. We support the operations of our subsidiaries by providing access to our proprietary and patented technology platform, including NewTracker®, our patented prospect management software. We have historically defined independent business owners (SMBs) as companies having revenues of $1 million to $100 million, and we have generally estimated the SMB market to be over 33 million businesses in the United States. We have historically made loans and provided business and financial solutions to the SMB market through NSBF and our controlled portfolio companies (now subsidiaries). In addition, we have begun to offer the Newtek Advantage®, the One Dashboard for All of Your Business Needs®, which provides independent business owners with instant access to a team of NewtekOne business and financial solutions experts in the areas of Business Lending, Electronic Payment Processing, Managed Technology Solutions, personal and commercial lines Insurance Services and Payroll and Benefits Solutions. Moreover, we believe that the Newtek Advantage can provide our independent business owner clients with analytics on their businesses, as well as transactional capabilities that other organizations do not presently offer.

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

In addition, concerns have arisen with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors, large portfolios of investment securities and exposures to CRE. On March 10, 2023 Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation was appointed receiver of Silicon Valley Bank. On March 11, 2023, Signature Bank was similarly closed and placed into receivership and concurrently the Federal Reserve Board announced it will make available additional funding to eligible depository institutions to assist eligible banking organizations with potential liquidity needs. Subsequently, First Republic Bank entered FDIC receivership and its assets were sold to JPMorgan Chase Bank, N.A. While the Company’s business, balance sheet and depositor profile differ substantially from banking institutions that are the focus of the greatest scrutiny, the operating environment and public trading prices of financial services sector securities can be highly correlated, in particular in times of stress, which may adversely affect the trading price of the Company’s Common Stock and potentially its results of operations.

Income

For the quarterly period ended March 31, 2024, we generated income in the form of interest, net gains on sale of the guaranteed portions of SBA 7(a) loans originated, dividends, electronic payment processing income, technology and IT support income, servicing income, and other fee income generated by loan originations and by our subsidiaries. We originated loans that typically have terms of 10 to 25 years and bear interest at prime plus a margin. In some instances, we received payments on our loans based on scheduled amortization of the outstanding balances. In addition, we received repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments fluctuated significantly from period to period. Our portfolio activity for the quarterly period ended March 31, 2024 also reflects the proceeds of sales of guaranteed portions of SBA 7(a) loans we originated. In addition, we received servicing income related to the guaranteed portions of SBA 7(a) loans which we originated and sold into the secondary market. These recurring fees were earned daily and recorded when earned. In addition, we generated revenue in the form of loan packaging, loan prepayment, legal and late fees. We recorded such fees related to loans as other income. Distributions of earnings from our joint ventures were evaluated to determine if the distribution was income, return of capital or realized gain.

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

Expenses

For the quarterly period ended March 31, 2024, our primary operating expenses were salaries and benefits, interest expense including interest on deposits, electronic payment processing expense, technology services expenses, origination and servicing and other general and administrative costs, such as professional fees, marketing, referral fees, servicing costs and rent.
The Company’s Alternative Lending Program (ALP)

NCL JV: In 2019, we launched a 50/50 joint venture, NCL JV, between NCL, a wholly-owned subsidiary of Newtek, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq:TCPC). NCL JV provided ALP loans to U.S. middle-market companies and small businesses. NCL JV ceased funding new loans during 2020. On January 28, 2022, NCL JV closed an ALP loan securitization with the sale of $56.3 million Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL JV’s portfolio of ALP loans, including loans secured by liens on commercial or residential mortgaged properties, originated by NCL JV and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay the Deutsche Bank credit facility and return capital to the NCL partners. Refer to NOTE 4—INVESTMENTS for selected financial information and a schedule of investments of NCL as of March 31, 2024.

TSO JV: On August 5, 2022, NCL and TSO II Booster Aggregator, L.P. (“TSO II”) entered into a joint venture, TSO JV, governed by the Amended and Restated Limited Partnership Agreement for the TSO JV. NCL and TSO II each committed to contribute an equal share of equity funding to the TSO JV and each have equal voting rights on all material matters. The TSO JV intends to deploy capital over the course of time with additional leverage supported by a warehouse line of credit for the purpose of investing ALP loans made to middle-market companies as well as small businesses. TSO JV began making investments in ALP loans during the fourth quarter of 2022. Refer to NOTE 4—INVESTMENTS for selected financial information and a schedule of investments of TSO JV as of March 31, 2024.

Unfunded Commitments

At March 31, 2024, the Company had $108.8 million of unfunded commitments consisting of $15.9 million in connection with its SBA 7(a) loans, $87.7 million in connection with its SBA 504 loans, and $5.3 million relating to commercial and industrial loans. The Company funds these commitments from the same sources it uses to fund its other loan commitments.

Discussion and Analysis of Financial Condition

March 31, 2024 vs. December 31, 2023

ASSETS

Total assets at March 31, 2024 were $1.5 billion, an increase of $80.1 million, or 7.0%, compared to total assets of $1.4 billion at December 31, 2023.

Loans

	March 31, 2024	December 31, 2023	Change
Loans held for sale, at fair value	$187,104	$118,867	$68,237
Loans held for sale, at LCM	59,880	56,607	3,273
Loans held for investment, at fair value	442,928	469,801	(26,873)
Loans held for investment, at amortized cost, net of deferred fees and costs	397,625	336,305	61,320
Allowance for credit losses	(16,126)	(12,574)	(3,552)
Loans held for investment, at amortized cost, net	381,499	323,731	57,768
Total Loans	$1,071,411	$969,006	$102,405

Loans held for sale

Loans held for sale, at fair value increased $68.2 million during the three months ended March 31, 2024, while loans held for sale, at LCM increased $3.3 million during the same period. The overall increase was primarily the result of new loan originations during 2024.

Loans held for investment

At Fair value: Loans held for investment, at fair value was $442.9 million at March 31, 2024 compared to $469.8 million at December 31, 2023. The balance consists primarily of SBA 7(a) loans as well as $7.1 million of loans that the Company owns 100% as a result of originating the loan and subsequently repurchasing the guaranteed portion from the SBA. As previously discussed, NSBF ceased originating loans during 2023, resulting in the decrease in the balance of loans held for investment from December 31, 2023 to March 31, 2024 due to the principal payments of existing loans held by NSBF.

At Amortized Cost: Loans held for investment, at amortized cost consists of loans originated at Newtek Bank. The $61.3 million increase in loans held for investment, at amortized cost is the result of an increase in originations in three months ended March 31, 2024 over 2023.

Credit Quality: The following table presents an analysis of loans held for investment with credit metrics, including a breakdown by days aged:

Credit Quality Ratios	March 31, 2024		December 31, 2023
	$	%	$	%
At Amortized Cost
Current	$378,206	95.2%	$325,643	96.9%
Past Due 31-89 Days	11,090	2.8%	4,896	1.5%
Nonaccrual loans	8,015	2.0%	5,373	1.6%
Total, at amortized cost	$397,311	100.0%	$335,912	100.0%
Deferred fees and costs	314		393
Total, at amortized cost, net of deferred fees and costs	$397,625		$336,305
Allowance for credit losses	(16,126)	4.1%	$(12,574)	3.7%

At Fair Value
Current	$331,236	74.7%	$385,172	81.9%
Past Due 31-89 Days	61,862	14.0%	36,455	7.8%
Past Due 90+ Days and accruing	3,829	0.9%	—	—%
Nonaccrual loans	46,001	10.4%	48,174	10.3%
Total	$442,928	100.0%	$469,801	100.0%
Past due and nonaccrual loans as % of Outstanding UPB	$111,692	99.2%	$84,629	75.2%

Nonperforming Assets, as a percentage of total assets
Loans HFI, at amortized cost	$8,015	0.5%	$5,373	0.4%
Loans HFI, at fair value	46,001	3.0%	48,174	3.3%
Other real estate owned	2,438	0.2%	1,110	0.1%
Total Nonperforming Assets	$56,454	3.7%	$54,657	3.8%

CRE exposure

The Company’s loan portfolio consists of loans to independent business owners (SMBs). The Company’s Loans HFI at amortized cost and Loans HFS at LCM include a total of $216.6 million of loans, including unfunded commitments, backed by CRE and considered non-owner occupied as of March 31, 2024. The average loan-to-value for this CRE portfolio was 59.4%. The table below presents a detail of the loans considered non-owner occupied CRE that are not carried at fair value:

	March 31, 2024				December 31, 2023
	HFI at Amortized Cost, net of deferred fees and costs	HFS at LCM	Total	LTV by CRE Type	HFI at Amortized Cost, net of deferred fees and costs	HFS at LCM	Total	LTV by CRE Type
Loans not backed by CRE	$259,183	$22,646	$281,829		$203,405	$—	$203,405
Loans backed by CRE	138,442	37,234	175,676		132,900	56,607	189,507
Total loans	397,625	59,880	457,505		336,305	56,607	392,912

Loans backed by CRE by type:
Retail	$47,645	$—	$47,645	52.2%	$40,400	$—	$40,400	49.7%
1-4 Family	30,183	—	30,183	57.5%	31,700	—	31,700	57.6%
Multifamily	29,308	—	29,308	51.7%	29,800	—	29,800	51.3%
Industrial	23,267	—	23,267	47.0%	23,400	—	23,400	47.3%
Office	4,108	—	4,108	48.8%	4,100	—	4,100	48.9%
Construction and land development	—	27,134	27,134	73.9%	—	51,907	51,907	83.1%
Hotel	—	10,100	10,100	59.2%	—	4,700	4,700	55.3%
Other	3,931	—	3,931	51.6%	3,500	—	3,500	52.8%
Total non-owner occupied HFI at amortized cost	$138,442	$37,234	$175,676	59.4%	$132,900	$56,607	$189,507	60.3%

Unfunded Commitments
Construction and land development	$—	$40,777	$40,777	73.9%	$—	$4,493	$4,493	83.1%
Hotel	—	90	90	59.2%	—	—	—	55.3%
Multifamily	30	—	30	—	—	—	—	—
Total unfunded commitments	30	40,867	40,897		—	4,493	4,493
Total CRE Loans	$138,472	$78,101	$216,573	59.4%	$132,900	$61,100	$194,000	60.8%
1 Construction land development includes first and second lien loans. The LTV on first lien is generally 65%. Second liens are typically taken out by the SBA following project completion.

Goodwill and Intangibles

	March 31, 2024			December 31, 2023
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total
NBNYC acquisition	$271	$797	$1,068	$271	$843	$1,114
Payments segment	13,814	—	13,814	13,814	13	13,827
Technology segment	11,800	3,262	15,062	11,800	3,379	15,179
Total	$25,885	$4,059	$29,944	$25,885	$4,235	$30,120

The change in goodwill and intangible assets relates to amortization of intangible assets during the three months ended March 31, 2024.

Settlement Receivable

Settlement receivables were $56.9 million as of March 31, 2024, a decrease of $5.3 million compared to December 31, 2023. The settlement receivable arises from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settle during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end.

LIABILITIES

Total liabilities at March 31, 2024, were $1.3 billion, an increase of $75.0 million, or 6.4%, compared to total liabilities of $1.2 billion at December 31, 2023.

Deposits

Total deposits were $512.9 million at March 31, 2024, consisting of $5.5 million in non-interest bearing deposits and $507.5 million in interest bearing deposits, a $49.4 million increase from the balance as of December 31, 2023.

Borrowings

Borrowings Outstanding	March 31, 2024	December 31, 2023	Change
Other Bank Borrowings[1]:
Webster NMS Note	35,624	36,628	(1,004)
SPV I Capital One Facility	20,241	16,080	4,161
SPV II Deutsche Bank Facility	18,063	6,799	11,264
SPV III One Florida Bank Facility	29,753	257	29,496
FHLB Advances	19,726	23,184	(3,458)
Total Lines of Credit	123,407	82,948	40,459

Parent Company Notes due 2024, 2025, 2026, and 2028[1]:
2024 5.75% Notes	38,178	38,124	54
2025 5.00% Notes	29,651	29,563	88
2025 8.125% Notes	49,564	49,433	131
2026 5.50% Notes	113,743	113,564	179
2028 8.00% Notes	38,465	38,378	87
Total 2024, 2025, 2026, and 2028 Notes	269,601	269,062	539

Notes Payable - Securitization Trusts[1]	269,480	292,112	(22,632)

Total	$662,488	$644,122	$18,366
1 Net of deferred financing costs.

Borrowings were $662.5 million at March 31, 2024 compared to $644.1 million at December 31, 2023. This increase was primarily due to an additional $4.2 million, $11.3 million, and $29.5 million of borrowings under the SPV I, II, and III facilities, respectively. These increases were partially offset by a $22.6 million reduction in our notes payable on securitization trusts, and $3.5 million paydown of FHLB advances.

Deferred Taxes
The deferred tax assets and liabilities represent the cumulative timing differences between book and tax to the extent such assets or liabilities give rise to taxable income or expense in future periods. Within this balance is the deferred tax asset on net operating loss (NOL) carryforwards not expected to be utilized in the current year. The Company evaluated all NOLS for a valuation allowance and determined that none were required.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023
As disclosed in our 2023 Form 10-K, the Company’s prior year condensed comparative financial statements have been adjusted to correct errors made in the Company’s financial statements previously issued for the first, second, and third quarters of 2023. Results for the three months ended March 31, 2023 are presented as restated. Refer to our 2023 Form 10-K for further detail.

Summary

For the three months ended March 31, 2024, the Company reported net income of $9.65 million, or $0.38 per basic and diluted share, compared to net income of $18.55 million, or $0.76 per basic and $0.74 per diluted share, respectively, for the three months ended March 31, 2023, respectively.

The decrease in net income was attributable to the following items:

	Three Months Ended March 31,
	2024	2023 (as restated)	Change
Net interest income after provision for credit losses	$4,891	$3,265	$1,626
Noninterest income	49,367	42,356	7,011
Noninterest expense	41,159	39,023	2,136
Net income before taxes	13,099	6,598	6,501
Income tax (benefit)/expense	3,449	(11,952)	15,401
Net income	$9,650	$18,550	$(8,900)

Net Interest Income

	Three Months Ended March 31,
	2024	2023 (as restated)	Change
Interest income
Debt securities available-for-sale	$460	$232	$228
Loans and fees on loans	24,985	17,502	7,483
Other interest earning assets	1,622	981	641
Total interest income	27,067	18,715	8,352
Interest expense
Deposits	5,576	1,475	4,101
Notes and securitizations	10,827	8,718	2,109
Bank and FHLB borrowings	1,758	3,939	(2,181)
Total interest expense	18,161	14,132	4,029
Net interest income	8,906	4,583	4,323
Provision for credit losses	4,015	1,318	2,697
Net interest income after provision for credit losses	$4,891	$3,265	$1,626

Interest Income
Loans and fees on loans: The $7.5 million increase in interest income on the Company’s loan portfolio was attributable to an increase in interest rates as well as the average outstanding accrual portfolio of loans held for investment increasing to $987.5 million from $746.4 million for the three months ended March 31, 2024 and 2023, respectively. The increase in the average outstanding accrual loan portfolio resulted from the origination of new SBA 7(a) loans period over period.
Other interest earning assets: The $0.6 million increase in interest income from other interest earnings assets was attributable to rising interest rates on cash and due from banks as well as interest bearing deposits in banks, including Newtek Bank earning interest on Federal Reserve Bank cash deposits.

Interest Expense
The following is a summary of interest expense by facility for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023 (as restated)	Change
Deposits	$5,576	$1,475	$4,101

Notes and securitizations:
Notes payable - Securitization Trusts	5,966	5,034	932
2024 Notes	604	605	(1)
2025 5.00% Notes	462	434	28
2025 8.125% Notes	1,147	884	263
2026 Notes	1,761	1,761	—
2028 Notes	887	—	887
Total notes and securitizations	10,827	8,718	2,109

Bank and FHLB Borrowings:
Bank notes payable	1,614	3,732	(2,118)
FHLB Advances	144	207	(63)
Total bank and FHLB borrowings	1,758	3,939	(2,181)

Total interest expense	$18,161	$14,132	$4,029

The increase in interest expense period over period is primarily from additional interest expense on deposits of $4.1 million, The Company also completed a public offering in August 2023, resulting in an additional $0.9 million of interest relating to the 2028 Notes. The increase is partially offset by a $2.2 million reduction in interest on bank and FHLB borrowings.

Provision for Credit Losses
The provision for loan and lease credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the ACL on loans at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan portfolio.
For the three months ended March 31, 2024 and 2023, there was a provision for credit losses of $4.0 million and $1.3 million, respectively. The increase was due to an increase in loans held for investment at amortized cost, specifically SBA 7(a) loans, as well as a sequential build of the provision year over year as March 31, 2023 was the Company's first quarter as a financial holding company.

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

	Three Months Ended March 31,
	2024			2023 (as restated)
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Interest-earning assets:
Interest-earning balances in other banks	$128,117	$1,622	5.09%	$114,911	$981	3.42%
Investment securities	38,883	460	4.76	20,874	232	4.51
Loans held for sale	154,983	5,027	13.05	91,697	2,907	12.86
Loans held for investment	903,626	19,958	8.88	701,766	14,595	8.43
Total interest-earning assets	1,225,609	27,067	8.88	929,248	18,715	7.99
Less: Allowance for credit losses on loans	(12,613)			(2,092)
Noninterest earning assets	188,558			187,891
Total assets	$1,401,554			$1,115,047

Interest-bearing liabilities
Demand	$18,730	$29	0.62%	$24,267	$—	—%
Savings, Super NOW	251,766	3,163	5.05	8,859	92	4.22
Money Market	16,868	198	4.72	20,420	219	4.35
Time	177,985	2,186	4.94	113,756	1,164	4.15
Total deposits	465,349	5,576	4.82	167,302	1,475	3.58
Borrowings	636,523	12,585	7.95	672,156	12,657	7.64
Total interest-bearing liabilities	1,101,872	18,161	6.63	839,458	14,132	6.83
Noninterest-bearing deposits	202			2,471
Noninterest-bearing liabilities	61,649			66,017
Shareholders’ equity	237,831			207,101
Total liabilities and shareholders' equity	$1,401,554			$1,115,047
Net interest income and interest rate spread		$8,906	2.25%		$4,583	1.16%
Net interest margin			2.92%			2.00%
Ratio of average interest-earning assets to average interest bearing liabilities			111.23%			110.70%

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

	Three Months Ended March 31,			Three Months Ended March 31,
	2024 vs. 2023			2023 vs. 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume[1]	Total
Interest income:
Interest-earning balances in other banks	$528	$113	$641	$382	$(69)	$313
Investment securities	31	200	231	—	232	232
Loans held for sale	113	2,007	2,120	(4,346)	1,947	(2,399)
Loans held for investment	1,160	4,200	5,360	10,108	2,718	12,826
Total interest income	1,832	6,520	8,352	6,144	4,828	10,972

Interest expense:
Demand	29	—	29	—	—	—
Savings, Super NOW	546	2,525	3,071	—	92	92
Money Market	17	(38)	(21)	—	219	219
Time	365	656	1,021	—	1,164	1,164
Borrowings	599	(671)	(72)	836	7,154	7,990
Total interest expense	1,556	2,472	4,028	836	8,629	9,465
Net interest income	$276	$4,048	$4,324	$5,308	$(3,801)	$1,507
1 Includes income and expense associated with the Acquisition of NBNYC on January 6, 2023, and the associated withdrawal of the election to be treated as a BDC.

Noninterest Income

	Three months ended March 31,		2024/2023 Increase/(Decrease)
	2024	2023 (as restated)	Amount	Percent
Dividend income	$386	$504	$(118)	(23.4)%
Loan servicing asset revaluation	(1,735)	919	(2,654)	(288.8)
Servicing income	5,357	4,403	954	21.7
Net gains on sales of loans	20,292	6,367	13,925	218.7
Net gain on loans under the fair value option	2,798	5,905	(3,107)	(52.6)
Technology and IT support income	5,770	6,709	(939)	(14.0)
Electronic payment processing income	10,987	10,328	659	6.4
Other noninterest income	5,512	7,221	(1,709)	(23.7)
Total noninterest income	$49,367	$42,356	$7,011	16.6%

Dividend Income

For the three months ended March 31, 2024 and 2023, dividend income was dependent on the earnings of our joint ventures.

Loan Servicing Asset Revaluation
The Company accounts for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgment is required to estimate the fair value of servicing assets and, as such, these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life, and impairment is recorded to the extent the amortized cost exceeds the asset’s FV.
The decrease in loan servicing asset revaluation is due to the decrease in NSBF”s total portfolio of investments during the wind-down.
Servicing Income, Net of Amortization
The increase in servicing income was related to an increase of $210.9 million in the average total loan portfolio for which we earn servicing income period over period.

Net Gains on Sales of Loans

Net gains on sales of loans for the years ended three months ended March 31, 2024 and 2023 were $20.3 million and $6.4 million, respectively.

	Three Months Ended
	March 31, 2024	March 31, 2023 (as restated)
	$ Amount	$ Amount
Realized gains recognized on sale of SBA loans	$20,777	$13,882
Realized losses recognized on sale of SBA loans	(485)	(7,515)
Net gains on sales of loans	$20,292	$6,367

	Three Months Ended
	March 31, 2024		March 31, 2023 (as restated)
	# of Loans	$ Amount	# of Loans	$ Amount
SBA loans originated	489	$211,504	321	$147,911
SBA guaranteed loans sold	408	156,417	248	109,551
Average sale price as a percent of principal balance[1]		111.23%		111.83%
1 Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflect amounts net of split with the SBA.

For the three months ended March 31, 2024, the average sale price as a percent of principal balance was 111.23% compared to 111.83% for the prior period. The decrease in sales prices in 2024 resulted from more loan originations than anticipated coupled with higher demand, leading to the Company selling more loans than anticipated while forward rates increased. The increase in overall net gains on sales of loans resulted from higher volumes of sales compared to the prior year.

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

Net Gain (Loss) on Loans Accounted for under the Fair Value Option

Net gains (losses) on loans accounted for under the fair value option amounted to $2.8 million and $5.9 million for the three months ended March 31, 2024 and 2023, respectively.

	For the three months ended
	March 31, 2024	March 31, 2023 (as restated)	Change
SBA 7(a) Unguaranteed Loans	$(1,891)	$6,076	$(7,967)
SBA 7(a) Guaranteed Loans	13	257	(244)
SBA 504 and Non-SBA Loans	4,676	(428)	5,104
Net Gain (Loss) on Loans Accounted for Under the Fair Value Option	$2,798	$5,905	$(3,107)

Net gain (loss) on loans accounted for under the fair value option relates to the guaranteed portions of SBA loans made which the Company sells into a secondary market, the unguaranteed portions of SBA loans made which the Company holds, SBA 504 loans that are held for sale, and ALP loans that are held for sale. This unrealized gain (loss) represents the fair value adjustment of loans. The amount of the unrealized appreciation (depreciation) is determined by the quantity of guaranteed loans held for sale at quarter end, the change in secondary market pricing conditions, and the valuation of the loans that are not held for sale. During the three months ended March 31, 2024, there was an increase in the gain-on-sale pricing as compared to the prior period.

Technology and IT Support Income

Technology and IT support income decreased by $0.9 million from $6.7 million for the three months ended March 31, 2023 to $5.8 million for the three months ended March 31, 2024. The overall decrease was due to a decrease in procurement and professional services revenue, offset by an increase in managed technology services revenue.

Other Noninterest Income

For the three months ended March 31, 2024 and 2023, other income related primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans. The decrease was related to an unrealized gain in the first quarter of 2023 on joint ventures of $2.0 million, offset by an increase in legal, prepayment and packaging fees earned as a result of the higher volume of SBA 7(a) loans originated of 489 loans compared to 321 loans for the three months ended March 31, 2024 and 2023, respectively.

Non-Interest Expense

	Three months ended March 31,		2024/2023 Increase/(Decrease)
	2024	2023 (as restated)	Amount	Percent
Salaries and employee benefits expense	$20,506	$19,073	$1,433	7.5%
Technology services expense	3,408	3,803	(395)	(10.4)
Electronic payment processing expense	4,846	4,504	342	7.6
Professional services expense	4,565	3,440	1,125	32.7
Other loan origination and maintenance expense	2,244	2,781	(537)	(19.3)
Depreciation and amortization	532	791	(259)	(32.7)
Other general and administrative costs	5,058	4,631	427	9.2
Total other expense	$41,159	$39,023	$2,136	5.5%

Salaries and Benefits

The increase in salaries and benefits was primarily attributable to an increase in entity headcount from 530 employees at March 31, 2023 to 559 employees at March 31, 2024.

Professional Fees

The increase in professional fees period over period is primarily attributable to additional audit fees related to the Company’s first audit reporting as a financial holding company after the Acquisition of NBNYC.

Other Loan Origination and Maintenance Expense

Origination and loan processing expenses during the three months ended March 31, 2024, was $2.2 million compared to $2.8 million for the three months ended March 31, 2023. During the first quarter of 2024, the majority of loans were funded by Newtek Bank, which accounts for loans at amortized cost, net of deferred fees and costs, resulting in a portion of the loan origination fees being deferred and amortized over the life of the loan, compared to the first quarter of 2023, when most loans were funded by NSBF, which accounts for loans at fair value and expenses all origination fees at the time they are incurred.

Results of Segment Operations

The Company has four reportable segments Banking, Technology, NSBF, and Payments. A description of each segment and the methodologies used to measure financial performance is described in NOTE 19—SEGMENTS in the accompanying Notes to the Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

	For the three months ended		2024/2023 Increase/(Decrease)
	March 31, 2024	March 31, 2023 (as restated)	Amount	Percent
Banking	$9,401	$(1,918)	$11,319	(590)%
Technology	107	263	(156)	(59)%
NSBF	(920)	13,547	(14,467)	(107)%
Payments	3,396	2,664	732	27%
Other	(2,334)	3,994	(6,328)	(158)%
Consolidated net income	$9,650	$18,550	$(8,900)	(48)%

Banking - The banking segment includes Newtek Bank as well as its consolidated subsidiary SBL. The financial results include the origination, sale, and servicing of SBA 7(a) loans, 504 loans, C&I loans, CRE loans and ABL loans. In addition, the bank offers depository services. The results include $7.7 million of net interest income during the three months ended March 31, 2024 compared to $2.1 million of net interest income during the three months ended March 31, 2023. During the first quarter of 2024, the majority of loans were funded by Newtek Bank compared to the first quarter of 2023, when most loans were funded by NSBF.

Technology - Technology (NTS) provides website hosting, dedicated server hosting, cloud hosting, web design and development, internet marketing, e-commerce, data storage, backup and disaster recovery, and other related services including consulting and implementing technology solutions for enterprise and commercial clients across the U.S. As a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by NTS within two years of becoming a financial holding company (i.e., by January 6, 2025), subject to any extension of the two-year period.

NSBF - Relates to NSBF’s legacy portfolio of SBA 7(a) loans held outside Newtek Bank. The decrease in net income (loss) is due to the wind-down of NSBF’s operations.

Payments - Payments includes NMS, POS and Mobil Money. Within the segment’s results are $11.7 million of noninterest income for the three months ended March 31, 2024 resulting from marketing credit and debit card processing services, check approval services, processing equipment, and software compared to $11.1 million during the three months ended March 31, 2023. The net income also included $8.1 million and $7.9 million of noninterest expense for the three months ended March 31, 2024 and 2023, respectively.

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

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Notes payable - related parties, 2024 Notes, 2025 5.00% Notes, 2025 8.125% Notes, 2026 Notes, 2028 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. In the three months ended March 31, 2024, our primary use of funds from operations included originations of loans and payments of fees and other operating expenses we incurred. We may raise additional equity or debt capital through both registered offerings off of a shelf registration, including “at-the-market”, or ATM, and private offerings of securities. On January 27, 2023, the Company submitted a Form S-3 with the SEC in order to commence the process of re-establishing an effective shelf registration statement. The registration statement on Form S-3 was declared effective by the SEC on July 27, 2023. On November 17, 2023, the Company entered into the 2023 ATM Equity Distribution Agreement. The 2023 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of Common Stock from time to time through the placement agents.

Regulatory Capital

The Company strives to maintain prudent capital levels to absorb risk and maximizing returns to shareholders. The Company and Newtek Bank are primarily constrained by the Total Capital and Leverage ratios given the mix of assets vis a vie capital.

Capital amounts and ratios for the Company as of March 31, 2024 are presented in the table below:

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
NewtekOne, Inc. - March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$185,313	13.7%	$54,100	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	185,313	17.2%	48,567	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	185,313	17.2%	64,755	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	218,574	20.3%	86,341	8.0%	N/A	N/A
1 Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Capital amounts and ratios for Newtek Bank as of March 31, 2024, are presented in the table below. As of March 31, 2024, Newtek Bank was categorized as “well-capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
Newtek Bank - March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$100,383	15.5%	$25,905	4.0%	$36,957	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	100,383	17.7%	25,586	4.5%	56,858	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	100,383	17.7%	34,114	6.0%	45,486	8.0%
Total Capital (to Risk-Weighted Assets)	107,603	18.9%	45,486	8.0%	32,381	10.0%
1 Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Public Offerings

ATM Program

The Company’s shelf registration statement on Form S-3 was declared effective by the SEC on July 27, 2023. On November 17, 2023, the Company entered into the 2023 ATM Equity Distribution Agreement. The 2023 ATM Equity Distribution Agreement provides that the Company may offer and sell up to three million shares of Common Stock from time to time through the placement agents (the “ATM Program”). The Company may, subject to market conditions, engage in activity under the ATM Program.

2028 Notes

On August 31, 2023, the Company completed a registered offering of $40.0 million in aggregate principal amount of its 8.00% 2028 Notes, which includes the underwriters’ exercise of the option granted by the Company to purchase an additional $5.0 million in aggregate principal amount of the 2028 Notes. The Company received $38.0 million in proceeds, before expenses, from the sale of the 2028 Notes. The 2028 Notes bear interest at a rate of 8.00% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2023, and trade on the Nasdaq Global Market under the trading symbol “NEWTI.” At March 31, 2024, the Company was in compliance with all covenants related to the 2028 Notes.

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

The 2026 Notes will mature on February 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The 2026 Notes bear interest at a rate of 5.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2021, and trade on the Nasdaq Global Market under the trading symbol “NEWTZ.” At March 31, 2024, the Company was in compliance with all covenants related to the 2026 Notes.

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

The 2024 Notes will mature on August 1, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after August 1, 2021, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 5.75% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year, commencing on November 1, 2019, and trade on the Nasdaq Global Market under the trading symbol “NEWTL.” At March 31, 2024, the Company was in compliance with all covenants related to the 2024 Notes.

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

On December 29, 2021, the Company redeemed $40.0 million in aggregate principal amount of the $78.25 million of principal amount of 2024 Notes outstanding at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from November 1, 2021 through, but excluding, the redemption date. As of March 31, 2024, the outstanding principal balance of the 2024 Notes was $38.25 million.

The Base Indenture, and each supplemental indenture thereto, contains certain covenants. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. Each supplemental indenture (except for the Tenth Supplemental Indenture) includes covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by each supplemental indenture thereto. These covenants currently apply to the 2024 and 2026 Notes. At March 31, 2024, the Company was in compliance with all covenants related to the Notes.

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

On January 23, 2023, we completed a private placement offering of $50.0 million aggregate principal amount of 8.125% notes due 2025. The net proceeds from the sale of the notes were approximately $48.94 million after deducting estimated offering expenses payable by the Company. The Notes will mature on February 1, 2025. The Notes bear interest at a rate of 8.125% per year payable semiannually on February 1 and August 1 each year, commencing on August 1, 2023.

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

Cash Flows and Liquidity
The following table summarizes the Company’s available sources of liquidity as of March 31, 2024:

Availability as of
March 31, 2024
Unrestricted cash	$12,295
Lines of credit at other commercial banks	23,397
Newtek Bank:
Interest bearing deposits in banks	115,152
FHLB borrowing availability	54,876
Lines of credit at other financial institutions	10,000
Total liquidity sources	$215,720

Restricted cash of $35.8 million as of March 31, 2024. NSBF holds $17.5 million of the Company’s restricted cash, which includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants. In addition, the Company has $10.0 million in a restricted cash account to fund certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. of which the Company is a guarantor. The majority of the Company’s remaining restricted cash is related to payroll processing by PMT, our subsidiary.

The Company generated and used cash as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023 (as restated)
Net cash used in operating activities	$(38,674)	$(116,359)
Net cash used in investing activities	(43,805)	(23,898)
Net cash provided by financing activities	61,679	186,899
Net (decrease) increase in cash and restricted cash	(20,800)	46,642
Cash and restricted cash—beginning of period (Note 2)	184,006	125,606
Consolidation of cash and restricted cash from controlled investments and business combinations, net of cash paid	—	24,896
Cash and restricted cash—end of period (Note 2)	$163,206	$197,144

During the three months ended March 31, 2024, operating activities used cash of $38.7 million, consisting primarily of $255.7 million of loans held for sale. This use of cash was offset by (i) $184.3 million of proceeds from the sale of loans and (ii) $1.6 million of principal payments received from loans held for sale and (iii) a $5.3 million decrease in broker receivables which arise from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settle during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end.
Cash used by investing activities primarily comprised of (i) $62.1 million in the net increase in loans held for investment, at cost and (ii) $7.2 million in contributions to non-consolidating joint ventures. These uses were partially offset by a $21.7 million in the net decrease in loans held for investment, at fair value.
Net cash provided by financing activities was $61.7 million consisting primarily of a (i) $49.1 million net increase in deposits; and (ii) $43.8 million of net payments under our bank notes payable. These sources of cash were offset by (i) $23.0 million of principal payments related to securitization notes payable and $4.8 million of dividends paid.

Contractual Obligations
The following table represents the Company’s obligations and commitments as of March 31, 2024. Amounts represent principal only and are not shown net of unamortized debt issuance costs. See NOTE 11—BORROWINGS.

	Payments due by period
Contractual Obligations	Total	2024	2025	2026	2027	2028	Thereafter
Deposits:
Demand	$5,466	$5,466	$—	$—	$—	$—	$—
Checking	16,870	16,870	—	—	—	—	—
Money market	27,290	27,290	—	—	—	—	—
Savings	253,595	253,595	—	—	—	—	—
Time deposits	209,721	92,829	64,999	31,530	19,574	711	78
Webster NMS Note[1]	35,884	—	—	—	35,884	—	—
FHLB Advances	19,726	7,476	4,902	2,094	5,254	—	—
SPV I Capital One Facility[1]	20,400	—	20,400	—	—	—	—
SPV II Deutsche Bank Facility[1]	18,136	18,136	—	—	—	—	—
SPV III One Florida Bank Facility[1]	29,850	—	29,850	—	—	—	—
Securitization Notes Payable	273,269	—	—	—	—	—	273,269
Parent Company Notes:
Notes due 2024	38,250	38,250	—	—	—	—	—
Notes due 2025	80,000	—	80,000	—	—	—	—
Notes due 2026	115,000	—	—	115,000	—	—	—
Notes due 2028	40,000	—	—	—	—	40,000	—
Employment Agreements	3,014	2,274	740	—	—	—	—
Operating Leases	6,800	2,075	2,461	1,835	429	—	—
Totals	$1,193,271	$464,261	$203,352	$150,459	$61,141	$40,711	$273,347
1Guaranteed by the parent company

Guarantees

The Company is a guarantor on several warehouse lines of credit as noted in the above table under Contractual Obligations. Refer to NOTE 11—BORROWINGS to the consolidated financial statements for the amounts outstanding, line availability, and term. The Company is also a guarantor on an NMS term loan facility. At March 31, 2024, the Company determined that it is not probable that payments would be required to be made under the guarantees. The Company is also a guarantor on certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. Specifically, pursuant to the Wind-down Agreement, the Company has guaranteed NSBF’s obligations to the SBA for post-purchase repairs or denials on the guaranteed portion of 7(a) Loans sold by NSBF on the secondary market or servicing/liquidation post-purchase repairs or denial, and has funded a $10.0 million restricted cash account at Newtek Bank to secure these potential obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies for the quarterly period ended March 31, 2024.

Fair Value Measurements

For the quarterly period ended March 31, 2024, we valued instruments for which market quotations are readily available at their market quotations. However, a readily available market value did not exist for many of the instruments in our portfolio, and we valued these instruments at fair value as determined in good faith by our management under our valuation policy and process. We may have sought pricing information with respect to certain of our instruments from pricing services or brokers or dealers in order to value such instruments. We also employed independent third party valuation firms for certain of our instruments for which there is not a readily available market value.

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

We believe our portfolio as of March 31, 2024 and December 31, 2023 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

A loan is “well secured” if it is secured (1) by collateral in the form of liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guarantee of a financially responsible party. A loan is “in the process of collection” if collection of the asset is proceeding in due course either (1) through legal action, including judgment enforcement procedures, or (2) in appropriate circumstances, through collections efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status in the near future.

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

Valuation of Servicing Assets

For the quarterly period ended March 31, 2024, the Company accounted for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company and Newtek Bank earn servicing fees from the guaranteed portions of SBA 7(a) loans they originate and sell. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgment is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life and impairment is recorded to the extent the amortized cost exceeds the asset’s FV.

Income Recognition
For the quarterly period ended March 31, 2024, management reviewed all loans that became 90 days or more past due on principal or interest or when there was reasonable doubt that principal or interest would be collected for possible placement on management’s designation of non-accrual status. Interest receivable was analyzed regularly and reserved against when deemed uncollectible. Interest payments received on non-accrual loans were recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans were restored to accrual status when past due principal and interest was paid and, in management’s judgment, were likely to remain current, although there may have been exceptions to this general rule if the loan had sufficient collateral value and was in the process of collection.

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

For the quarterly period ended March 31, 2024, we received servicing income related to the guaranteed portions of SBA loan investments which we sell into the secondary market. These recurring fees were earned and recorded daily. Servicing income was earned for the full term of the loan or until the loan is repaid.

For the quarterly period ended March 31, 2024, we received a variety of fees from borrowers in the ordinary course of conducting our business, including packaging fees, legal fees, late fees and prepayment fees. All other income was recorded when earned.

For the quarterly period ended March 31, 2024, distributions of earnings from our joint ventures were evaluated to determine if the distribution is income, return of capital or realized gain.

Following our January 2023 conversion to a financial holding company, we generate income in the form of interest, servicing and other fee income on the loans we and Newtek Bank originate. In addition, our portfolio companies became consolidating subsidiaries of the Company in 2023 and therefore, under the new organizational structure, their income is consolidated within the statement of operations along with our joint ventures. With the inclusion of NMS, NIA, PMT, and NTS, we now report Technology and IT Support Income and Electronic Payment Processing Income on our consolidated statements of income, and we include insurance commissions income and payroll processing income within Other Noninterest Income.

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

For additional information regarding our provision for income taxes, refer to NOTE 18—INCOME TAXES.

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

Further information related to financial instruments can be found in NOTE 13—COMMITMENTS AND CONTINGENCIES.

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

The Company depends on the availability of secondary market purchasers of our loans held for sale, but primarily for the guaranteed portions of SBA loans and the premium received on such sales to support its lending operations. Sale prices for guaranteed portions of SBA 7(a) loans could be negatively impacted by market conditions, in particular a higher interest rate environment, which typically lead to higher prepayments during the period, resulting in lower sale prices in the secondary market. A reduction in the price of guaranteed portions of SBA 7(a) loans or disruptions in the markets to which we sell could negatively impact our business.

The Company’s invested cash (includes cash and cash equivalents and restricted cash) of approximately $163.2 million is subject to changes in the Federal Funds rate set by the Federal Open Market Committee. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our cash investments and their equivalents, which include deposits at other institutions, with high credit-quality financial institutions. As of March 31, 2024, cash deposits in excess of insured amounts totaled approximately $34.2 million. The Company and its non-bank subsidiaries have deposit accounts at Newtek Bank that total $52.3 million, of which $49.5 million is uninsured.

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

Estimated Changes in EVE and NII. The table below sets forth, as of March 31, 2024, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve, Prime Rate and the Secured Overnight Finance Rate. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Basis Point ("bp") Change in	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Interest Rates	12 Months Beginning March 31, 2024	12 Months Beginning March 31, 2025	As of March 31, 2024
+200	11.1%	12.6%	1.4%
+100	5.6	6.1	0.7
-100	(2.4)	(3.9)	(0.3)
-200	(3.3)	(5.8)	(0.7)

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures:

As of March 31, 2024 (the end of the period covered by this report), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).

Based on the evaluation of our disclosure controls and procedures, management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024, due to certain identified material weaknesses in the Company’s internal control over financial reporting (“ICFR”) that are described in Part II, Item 9A of our 2023 Form 10-K. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will be presented or not detected on a timely basis.

Based on additional analysis and other procedures performed by the Company, management concluded that the Consolidated Financial Statements included in this report fairly present in all material respects the Company’s financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting.

Except as described below under “Remediation Process,” there were no changes in the Company’s ICFR (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

Remediation Process

Following the identification of the material weaknesses to which are referred above, with the oversight of the Audit Committee of our board of directors (“Audit Committee” and “Board,” respectively), we commenced a process to remediate the underlying causes of those material weaknesses, enhance the control environment and strengthen our ICFR. The initial steps that the Company has taken are described in in Part II, Item 9A of our 2023 Form 10-K. Additional steps taken to-date with respect to remediation of the material weaknesses identified are summarized below:

•Established a comprehensive remediation plan that was reviewed and approved by our Board.
•Engaged a Big 4 public accounting firm to assist with the remediation of the SOX governance program and execution of the remediation plan.
•Identified the Chief Risk Officer as the executive sponsor of the SOX program.
•Established a SOX Steering Committee comprised of senior executive management to govern the SOX program and remediation of the previously identified material weaknesses.
•Implemented additional layers of review in the process and performance of management review controls.
•Strengthened the SOX sub certification process to explicitly require management responsible for the oversight of certain processes and controls within the control environment to attest to the design, implementation, and operating effectiveness of their portion of the control environment on a quarterly basis, as well as communicate any changes thereto.

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

As management continues to evaluate and strive to improve the Company’s ICFR, management may take additional measures to address these control deficiencies or modify its comprehensive remediation plan. While management intends to resolve all of the material weaknesses, no assurances can be provided that these remediation efforts will be successful, that the Company’s ICFR will be effective as a result of these efforts by any particular date, nor is it certain whether additional actions will be required.

PART II

ITEM 1. LEGAL PROCEEDINGS.

Refer to “NOTE 13—COMMITMENTS AND CONTINGENCIES” within the accompanying Notes to the Consolidated Financial Statements, which is incorporated by reference herein. While the final outcomes of legal proceedings are inherently unpredictable, management is currently of the opinion that the outcomes of pending and threatened matters will not have a material effect on the Company’s business, consolidated financial position, results of operations or cash flows as a whole. As of March 31, 2024, the Company had accrued an immaterial reserve that we believe is appropriate to cover potential settlements.

In addition, as a result of a litigation brought by the Federal Trade Commission (the “FTC”) in October 2012, NMS voluntarily entered into, and is presently operating under, a permanent injunction with respect to certain of its business practices.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our 2023 Form 10-K and in our Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We previously issued shares of common stock that are not subject to the registration requirements of the Securities Act in connection with the DRIP. On December 8, 2023, the Company terminated the DRIP; therefore, during the three months ended March 31, 2024 we issued no shares related to the DRIP. During the three months ended March 31, 2023 we issued 5,800 shares of common stock valued at $0.1 million to shareholders in connection with the DRIP.

We also issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with dividends on unvested restricted stock awards. During the three months ended March 31, 2024 and March 31, 2023 we issued an additional 6,300 and 4,700 shares, respectively, valued at $0.1 million and $0.1 million, respectively, related to dividends on unvested restricted stock awards.

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

3.4	Amended Bylaws of NewtekOne, Inc. (Incorporated by reference to Exhibit 99.1 of Newtek’s Current Report on Form 8-K, filed January 24, 2023).

3.5	Articles Supplementary to the Amended and Restated Articles of Incorporation of NewtekOne, Inc (Incorporated by reference to Exhibit 3.1 to Newtek’s Current Report on Form 8-K filed February 7, 2023).
10.1	Employment Agreement by and between NewtekOne, Inc., and Frank DeMaria dated as of March 29, 2024, filed herewith.

10.2	Employment Agreement by and between NewtekOne, Inc., and Barry Sloane dated as of April 5, 2024, filed herewith.

10.3	Employment Agreement by and between NewtekOne, Inc., and Peter Downs dated as of April 5, 2024, filed herewith.

10.4	Employment Agreement by and between NewtekOne, Inc., and Michael A. Schwartz dated as of April 5, 2024, filed herewith.

10.5	Employment Agreement by and between NewtekOne, Inc., and Nicolas Young dated as of April 5, 2024, filed herewith.

31.1*	Certification by Principal Executive Officer required by Rules 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2*	Certification by Principal Financial Officer required by Rules 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1**	Certification by Principal Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2**	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (ii) the Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023; (iii) the Consolidated Statements of Changes in Stockholders Equity for the three months ended March 31, 2024 and 2023; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEKONE, INC.

Date: May 10, 2024	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: May 10, 2024	By:	/S/ M. SCOTT PRICE
M. Scott Price
Chief Financial Officer (Principal Financial Officer)