Form 10-Q
period 2024-06-30
NewtekOne, Inc.
filed 2024-08-09
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.02 per share	NEWT	Nasdaq Global Market LLC
5.50% Notes due 2026	NEWTZ	Nasdaq Global Market LLC
8.00% Notes due 2028	NEWTI	Nasdaq Global Market LLC
8.50% Notes due 2029	NEWTG	Nasdaq Global Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2024, there were 25,964,046 shares outstanding of the registrant’s Common Stock, par value $0.02 per share.

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to NewtekOne, Inc. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1, terminated in February 2023
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1
2019-1 Trust	Newtek Small Business Loan Trust, Series 2019-1
2021-1 Trust	Newtek Small Business Loan Trust, Series 2021-1
2022-1 Trust	Newtek Small Business Loan Trust, Series 2022-1
2023-1 Trust	Newtek Small Business Loan Trust, Series 2023-1
2024 Notes	5.75% Notes due 2024, matured August 1, 2024
2025 6.85% Notes	6.85% Notes due 2025, redeemed in May 2022
2025 5.00% Notes	5.00% Notes due 2025
2025 8.125% Notes	8.125% Notes due 2025
2025 Notes	Collectively, the 2025 6.85% Notes, the 2025 5.00% Notes and the 8.125% Notes due 2025
2026 Notes	5.50% Notes due 2026
2028 Notes	8.00% Notes due 2028
2029 Notes	8.50% Notes due 2029
ABL	Asset based lending
ACL	Allowance for credit losses
Acquisition	The Company’s Acquisition of NBNYC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC
ALP	Alternative Lending Program
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
2023 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated November 17, 2023, by and among the Company and the placement agents
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
C&I	Conventional commercial and industrial loans
Code	Internal Revenue Code of 1986, as amended
CRE	Commercial real estate
Deutsche Bank	Deutsche Bank AG
DIF	Deposit Insurance Fund of the FDIC
DRIP	The Company's former dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
2015 Stock Incentive Plan	The Company's 2015 Stock Incentive Plan
2023 Stock Incentive Plan	The Company’s 2023 Stock Incentive Plan
ESPP	Employee Stock Purchase Program
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Federal Reserve	Board of Governors of the Federal Reserve System
FDIC	Federal Deposit Insurance Corporation
FV	Fair Value
HFI	Held for investment
HFS	Held for sale
LIBOR	London Interbank Offered Rate

LCM	Lower of amortized cost basis or fair value
LTV	Loan-to-Value
NAV	Net Asset Value
NBNYC	National Bank of New York City, which has been renamed Newtek Bank, National Association
OCC	Office of the Comptroller of the Currency
PCD	Purchased Financial Assets with Credit Deterioration
PLP	Preferred Lenders Program, as authorized by the SBA
PPP	Paycheck Protection Program
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SEC	U.S. Securities and Exchange Commission
SMB	Small-and-medium sized businesses
SPV I Capital One Facility	Revolving Credit and Security Agreement between NBL SPV I, LLC, a wholly-owned subsidiary of Holdco 6, and Capital One
SPV II Deutsche Bank Facility	Revolving Credit and Security Agreement between NBL SPV II, LLC, a wholly-owned subsidiary of Holdco 6, and Deutsche Bank
SPV III One Florida Bank Facility	Revolving Credit and Security Agreement between NBL SPV III, LLC, a wholly-owned subsidiary of Holdco 6, and One Florida Bank
Stock Purchase Agreement	Stock Purchase Agreement dated August 2, 2021, between the Company, NBNYC and certain NBNYC shareholders to acquire all of the issued and outstanding stock of NBNYC, as amended through December 12, 2022
Trustee	U.S. Bank, National Association
TSO II	TSO II Booster Aggregator, L.P.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States
Webster	Webster Bank, N.A.

Subsidiaries and Joint Ventures
NSBF	Newtek Small Business Finance, LLC, a consolidated subsidiary
NBL	Newtek Business Lending, LLC, a former wholly-owned subsidiary of Newtek Bank, merged into SBL on May 2, 2023
NCL	Newtek Commercial Lending, Inc, a consolidated subsidiary
NCL JV	Newtek Conventional Lending, LLC, a 50% owned joint venture
Newtek Bank	Newtek Bank, National Association, a consolidated subsidiary
Holdco 6	Newtek Business Services Holdco 6, Inc., a consolidated subsidiary
TSO JV	Newtek-TSO II Conventional Credit Partners, LP, a 50% owned joint venture
NMS	Newtek Merchant Solutions, LLC, a consolidated subsidiary
Mobil Money	Mobil Money, LLC, a consolidated subsidiary
NTS	Newtek Technology Solutions, Inc., a consolidated subsidiary
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions, a consolidated subsidiary
SBL	Small Business Lending, LLC, a wholly owned subsidiary of Newtek Bank
PMT	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions, a consolidated subsidiary
NIA	Newtek Insurance Agency, LLC, a consolidated subsidiary
TAM	Titanium Asset Management, LLC, a consolidated subsidiary
EMCAP	EMCAP Loan Holdings, LLC
POS	POS on Cloud, LLC, dba Newtek Payment Systems, an 88.34% owned consolidated subsidiary

NEWTEKONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In Thousands, except for Per Share Data)
	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Cash and due from banks	$36,909	$15,398
Restricted cash	36,832	30,919
Interest bearing deposits in banks	132,597	137,689
Total cash and cash equivalents	206,338	184,006
Debt securities available-for-sale, at fair value	28,418	32,171
Loans held for sale, at fair value	179,739	118,867
Loans held for sale, at LCM	59,402	56,607
Loans held for investment, at fair value	415,893	469,801
Loans held for investment, at amortized cost, net of deferred fees and costs	451,829	336,305
Allowance for credit losses	(21,098)	(12,574)
Loans held for investment, at amortized cost, net	430,731	323,731
Federal Home Loan Bank and Federal Reserve Bank stock	3,765	3,635
Settlement receivable	79,928	62,230
Joint ventures, at fair value (cost of $63,506 and $37,864), respectively	69,803	40,859
Non-control investments (cost of $680 and $796), respectively	740	728
Goodwill and intangibles	29,783	30,120
Right of use assets	5,110	5,701
Deferred tax asset, net	1,943	5,230
Servicing assets	44,633	39,725
Other assets	60,778	56,102
Total assets	$1,617,004	$1,429,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$4,921	$10,053
Interest-bearing	605,504	453,452
Total deposits	610,425	463,505
Borrowings	651,972	644,122
Dividends payable	5,247	4,792
Lease liabilities	6,225	6,952
Due to participants	22,407	23,796
Accounts payable, accrued expenses and other liabilities	46,726	37,300
Total liabilities	1,343,002	1,180,467

Shareholders' Equity:
Preferred stock (par value $0.02 per share; authorized 20 shares, 20 shares issued and outstanding)	19,738	19,738
Common stock (par value $0.02 per share; authorized 199,980 shares, 25,852 and 24,680 shares issued and outstanding, respectively)	517	492
Additional paid-in capital	215,633	200,913
Retained earnings	38,251	28,051
Accumulated other comprehensive loss, net of income taxes	(137)	(148)
Total shareholders' equity	274,002	249,046
Total liabilities and shareholders' equity	$1,617,004	$1,429,513

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
		(as restated)		(as restated)
Interest income
Debt securities available-for-sale	$374	$415	$834	$647
Loans and fees on loans	26,773	19,607	51,758	37,109
Other interest earning assets	2,206	2,531	3,828	3,512
Total interest income	29,353	22,553	56,420	41,268
Interest expense
Deposits	6,865	4,051	12,441	5,526
Notes and securitizations	11,118	9,083	21,945	17,801
Bank and FHLB borrowings	2,244	3,746	4,002	7,685
Total interest expense	20,227	16,880	38,388	31,012
Net interest income	9,126	5,673	18,032	10,256
Provision for credit losses	5,799	2,575	9,814	3,893
Net interest income after provision for credit losses	3,327	3,098	8,218	6,363
Noninterest income
Dividend income	368	505	754	1,009
Loan servicing asset revaluation	(1,862)	(534)	(3,597)	385
Servicing income	4,607	4,299	9,964	8,702
Net gains on sales of loans	22,564	13,364	42,856	19,731
Net (loss) gain on loans under the fair value option	(2,894)	4,363	(96)	10,268
Technology and IT support income	5,174	6,371	10,944	13,080
Electronic payment processing income	12,645	10,676	23,632	21,004
Other noninterest income	11,418	5,241	16,930	12,462
Total noninterest income	52,020	44,285	101,387	86,641
Noninterest expense
Salaries and employee benefits expense	20,790	18,374	41,296	37,447
Technology services expense	3,420	3,466	6,828	7,269
Electronic payment processing expense	5,693	4,838	10,539	9,342
Professional services expense	2,743	3,156	7,308	6,596
Other loan origination and maintenance expense	3,015	2,313	5,259	5,094
Depreciation and amortization	521	750	1,053	1,541
Other general and administrative costs	4,382	4,880	9,440	9,511
Total noninterest expense	40,564	37,777	81,723	76,800
Net income before taxes	14,783	9,606	27,882	16,204
Income tax expense (benefit)	3,838	2,595	7,287	(9,357)
Net income	10,945	7,011	20,595	25,561
Dividends to preferred shareholders	(400)	(400)	(800)	(649)
Net income available to common shareholders	$10,545	$6,611	$19,795	$24,912
Earnings per common share:
Basic	$0.43	$0.27	$0.81	$1.03
Diluted	$0.43	$0.27	$0.81	$1.03

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
		(as restated)		(as restated)
Net income	$10,945	$7,011	$20,595	$25,561
Other comprehensive gain (loss) before tax:
Net unrealized gain (loss) on debt securities available-for-sale during the period	7	(197)	16	(310)
Other comprehensive gain (loss) before tax	7	(197)	16	(310)
Income tax (expense) benefit	(3)	76	(5)	107
Other comprehensive income (loss), net of tax	4	(121)	11	(203)
Comprehensive income	$10,949	$6,890	$20,606	$25,358

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Common stock		Preferred stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	24,715	$493	20	$19,738	$201,431	$(141)	$32,611	$254,132

Stock-based compensation expense, net of forfeitures	—	—	—	—	650	—	—	650
Dividends declared related to RSA, net of accrued dividends forfeited	6	—	—	—	78	—	(78)	—
Restricted stock awards, net of forfeitures	25	1	—	—	—	—	—	1
ESPP issuances	6	—	—	—	63	—	—	63
Amortization of offering costs	—	—	—	—	(384)	—	—	(384)
Issuance of common stock, net of offering costs	1,100	23	—	—	13,795	—	—	13,818
Dividends declared common shares ($0.19/share)	—	—	—	—	—	—	(4,827)	(4,827)
Dividends declared preferred shares ($20.00/share)	—	—	—	—	—	—	(400)	(400)
Net income (loss)	—	—	—	—	—	—	10,945	10,945
Other comprehensive loss, net of tax	—	—	—	—	—	4	—	4
Balance at June 30, 2024	25,852	$517	20	$19,738	$215,633	$(137)	$38,251	$274,002

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(As Restated)
(In Thousands, except for Per Share Data)

	Common stock		Preferred stock		Additional paid-in-capital	Accumulated other comprehensive income	Retained earnings	Total equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	24,609	$491	20	$19,738	$198,560	$(82)	$13,879	$232,586

DRIP shares issued	4	—	—	—	73	—	—	73
Stock-based compensation expense, net of forfeitures	—	—	—	—	685	—	—	685
Dividends declared related to RSA, net of accrued dividends forfeited	3	—	—	—	59	—	(59)	—
Purchase of vested stock for employee payroll tax withholding	(1)	—	—	—	(19)	—	—	(19)
Dividends declared common shares ($0.18/share)	—	—	—	—	—	—	(4,366)	(4,366)
Dividends declared preferred shares ($20.00/share)	—	—	—	—	—	—	(400)	(400)
Net income (loss)	—	—	—	—	—	—	7,011	7,011
Other comprehensive loss, net of tax	—	—	—	—	—	(121)	—	(121)
Balance at June 30, 2023	24,615	$491	20	$19,738	$199,358	$(203)	$16,065	$235,449

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Common stock		Preferred stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	24,680	$492	20	$19,738	$200,913	$(148)	$28,051	$249,046
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,331	—	—	1,331
Dividends declared related to RSA, net of accrued dividends forfeited	12	—	—	—	151	—	(151)	—
Purchase of vested stock for employee payroll tax withholding	(21)	—	—	—	(253)	—	—	(253)
Restricted stock awards, net of forfeitures	70	2	—	—	—	—	—	2
ESPP issuances	11	—	—	—	119	—	—	119
Amortization of offering costs	—	—	—	—	(423)	—	—	(423)
Issuance of common stock, net of offering costs	1,100	23	—	—	13,795	—	—	13,818
Dividends declared common shares ($0.38/share)	—	—	—	—	—	—	(9,444)	(9,444)
Dividends declared preferred shares ($40.00/share)	—	—	—	—	—	—	(800)	(800)
Net income (loss)	—	—	—	—	—	—	20,595	20,595
Other comprehensive loss, net of tax	—	—	—	—	—	11	—	11
Balance at June 30, 2024	25,852	$517	20	$19,738	$215,633	$(137)	$38,251	$274,002

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(As Restated)
(In Thousands, except for Per Share Data)

	Common stock		Preferred stock		Additional paid-in-capital	Accumulated other comprehensive income	Accumulated undistributed earnings	Retained earnings	Total equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	24,609	$492	—	$—	$354,243	$—	$20,623	$—	$375,358
Conversion from BDC to Bank Holding Company Adjustments:
Change in presentation	—	—	—	—	20,623	—	(20,623)	—	—
Removal of fair value adjustments	—	—	—	—	(138,043)	—	—	—	(138,043)
Consolidation of controlled investments	—	—	—	245	(57,970)	—	—	—	(57,725)
Reassessment of deferred tax assets and liabilities	—	—	—	—	19,266	—	—	—	19,266
DRIP shares issued	10	—	—	—	145	—	—	—	145
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,423	—	—	—	1,423
Dividends declared related to RSA, net of accrued dividends forfeited	8	—	—	—	118	—	—	(118)	—
Purchase of vested stock for employee payroll tax withholding	(12)	(1)	—	—	(447)	—	—	—	(448)
Issuance of preferred stock	—	—	20	20,000	—	—	—	—	20,000
Preferred stock issuance costs	—	—	—	(507)	—	—	—	—	(507)
Dividends declared common shares ($0.36/share)	—	—	—	—	—	—	—	(8,729)	(8,729)
Dividends declared preferred shares ($32.44/share)	—	—	—	—	—	—	—	(649)	(649)
Net income (loss)	—	—	—	—	—	—	—	25,561	25,561
Other comprehensive loss, net of tax	—	—	—	—	—	(203)	—	—	(203)
Balance at June 30, 2023	24,615	$491	20	$19,738	$199,358	$(203)	$—	$16,065	$235,449

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2024	2023
		(as restated)

Cash flows from operating activities:
Net income	$20,595	$25,561
Adjustments to reconcile net income to net cash used in operating activities:
Net appreciation on joint ventures and non-control investments	(3,430)	(2,700)
Net loss (gain) on loans accounted for under the fair value option	96	(10,268)
Loan servicing asset revaluation	3,597	(385)
Net unrealized appreciation on derivative transactions	(206)	(179)
Net gain on sales of loans	(42,856)	(19,731)
Net accretion of premium/discount	(113)	—
Amortization of deferred financing costs	2,096	1,927
Provision for credit losses	9,814	3,893
Lower of cost or market adjustment on loans held for sale	83	—
Bad debt expense	978	—
Stock compensation expense	1,343	1,423
Deferred income tax expense (benefit)	3,287	(9,357)
Depreciation and amortization	1,053	1,541
Proceeds from sale of loans held for sale	391,228	157,177
Sale (purchase) of loans held for sale from affiliate	98,596	(6,467)
Funding of loans held for sale	(516,648)	(199,744)
Principal received on loans held for sale	9,128	6,159
Other, net	—	(310)
Changes in operating assets and liabilities:
Settlement receivable	(17,698)	(119,857)
Due to/from related parties	(47)	185
Other assets	(4,945)	4,976
Dividends payable	455	4,766
Due to participants	(1,389)	(15,807)
Accounts payable, accrued expenses and other liabilities	9,232	(22,315)
Other, net	—	(3,340)
Net cash used in operating activities	(35,751)	(202,852)
Cash flows from investing activities:
Net decrease (increase) in loans held for investment, at fair value	41,210	(44,815)
Net increase in loans held for investment, at cost	(116,941)	(9,462)
Contributions to joint ventures	(25,642)	(2,000)
Purchase of fixed assets	(128)	(129)
Return of capital - non-control investments	116	—
Net increase in Federal Home Loan and Federal Reserve Bank stock	(130)	(1,489)
Sales (purchases) of available-for-sale securities, net of maturities	3,752	(27,903)
Acquisitions, net of cash acquired	—	11,252
Net cash used in investing activities	(97,763)	(74,546)

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2024	2023
		(as restated)
Cash flows from financing activities:
Net paydowns on bank notes payable	(10,266)	(38,219)
Net increase in deposits	146,256	310,342
Repayment of Federal Home Loan Bank advances	(3,971)	(3,887)
Proceeds from common shares sold, net of offering costs	13,819	—
Proceeds from preferred stock, net of offering costs	—	19,493
Proceeds from 2025 8.125% Notes	—	50,000
Proceeds from 2029 Notes	71,875	—
Payments on Notes Payable - Securitization Trusts	(49,383)	(45,898)
Issuance of Notes Payable - Securitization Trusts	—	101,364
Dividends paid, net of dividend reinvestment plan	(9,788)	(4,612)
Payments of deferred financing costs	(2,551)	(1,087)
Proceeds from common stock issued under ESPP	108	—
Capitalized loan costs	—	(1,228)
Purchase of vested stock for employee payroll tax withholding	(253)	(448)
Net cash provided by financing activities	155,846	385,820
Net increase in cash and restricted cash	22,332	108,422
Cash and restricted cash—beginning of period (Note 2)	184,006	125,606
Consolidation of cash and restricted cash from controlled investments and business combinations, net of cash paid	—	22,306
Cash and restricted cash—end of period (Note 2)	$206,338	$256,334

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$1,972	$2,218
Dividends declared but not paid during the period	$4,827	$4,366
Issuance of common shares under dividend reinvestment plan	$—	$146

Supplemental disclosure of cash flow information:
Interest paid	$37,494	$31,012
Income taxes paid	$3,337	$2,045

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

NewtekOne reports on a consolidated basis the financial condition and results of operations for the following consolidated subsidiaries: Newtek Bank; SBL; NSBF; NMS; Mobil Money; NBC; PMT; NIA; TAM; POS; Holdco 6; NCL; and NTS. In addition, as a result of commitments made to the Federal Reserve, the Company will divest or otherwise terminate the activities conducted by NTS by January 6, 2025, subject to any extension. As of the date of this filing, the Company has concluded that the assets, liabilities and operations of NTS do not qualify for Discontinued Operations as of June 30, 2024. See NOTE 19—SUBSEQUENT EVENTS - NTS Divestiture.

Except as otherwise noted, all financial information included in the tables in the following footnotes is stated in thousands, except per share data.

The accompanying notes to the consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 1, 2024 (the “2023 Form 10-K”). The unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of the consolidated financial statements in accordance with U.S. GAAP. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. The annualized results of operations for the three months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. The December 31, 2023 consolidated statement of assets and liabilities has been derived from the audited financial statements as of that date. All intercompany balances and transactions have been eliminated in consolidation.

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

In addition, as disclosed in our 2023 Form 10-K, the Company’s prior year condensed comparative financial statements have been adjusted to correct errors made in the Company’s financial statements previously issued for the first, second, and third quarters of 2023. Balances as of and results for the three and six months ended June 30, 2023 are presented as restated. Refer to our 2023 Form 10-K for further detail.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES:
A more detailed description of our accounting policies is included in the Company’s 2023 Form 10-K, which accounting policies remain significantly unchanged. There have been no other significant changes to our accounting policies, or the estimates made pursuant to those policies as described in our 2023 Form 10-K.

Cash

The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of June 30, 2024, cash deposits in excess of insured amounts totaled $42.0 million. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of June 30, 2024.
Restricted cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties, cash reserves established as part of agreements with the SBA, cash reserves associated with securitization transactions, and cash margin as collateral for derivative instruments. As of June 30, 2024, total restricted cash was $36.8 million.

Interest bearing deposits in banks

The Company’s interest bearing deposits in banks reflects cash held at other financial institutions that earn interest.

The following table provides a reconciliation of cash, restricted cash, and interest bearing deposits in banks as of June 30, 2024 and 2023 and December 31, 2023:

	June 30, 2024	June 30, 2023	December 31, 2023
Cash and due from banks	$36,909	$48,673	$15,398
Restricted cash	36,832	66,741	30,919
Interest bearing deposits in banks	132,597	140,920	137,689
Cash and restricted cash	$206,338	$256,334	$184,006

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

SBA 7(a):     The SBA 7(a) portfolio includes loans originated under the federal Section 7(a) loan program. The SBA is an independent government agency that facilitates one of the nation’s largest sources of SMB financing by providing credit guarantees for its loan programs. SBA 7(a) loans are partially guaranteed by the SBA, with SBA guarantees typically ranging between 50% and 90% of the principal and interest due. Under the SBA’s 7(a) lending program, a bank or other lender licensed by the SBA may underwrite loans between $5.0 thousand and $5.0 million for a variety of general business purposes based on the SBA’s loan program requirements. The guaranteed portion of the loans are held for sale and carried at LCM and therefore are not subject to CECL. The unguaranteed portion of the loans that are held on balance sheet at amortized cost are subject to CECL. In the context of CECL, these SBA 7(a) loans are held at Newtek Bank.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the AFS security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of June 30, 2024, the Company determined that the unrealized loss positions in the AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

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

Settlement Receivable

Settlement receivable represents amounts due from third parties for guaranteed portions of SBA 7(a) loans which have been sold at period-end but have not yet settled. The guaranteed portion of SBA 7(a) principal balances that have been sold but not yet settled at June 30, 2024 was $72.2 million. The settlement receivable also includes $7.7 million of premiums, which have been recognized in Net Gains on Sales of Loans.

Income Taxes

Deferred tax assets and liabilities are computed based upon the differences between the financial statement and income tax basis of assets and liabilities using the enacted tax rates in effect for the year in which those temporary differences are expected to be realized or settled. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Such deferred tax assets and liabilities recorded on the statements of financial condition were a deferred tax asset, net of $1.9 million and $5.2 million at June 30, 2024 and December 31, 2023, respectively.

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

Formerly, as a RIC ending with the Company’s December 31, 2022 fiscal year end, the Company was not subject to corporate level income tax. Beginning on January 1, 2023 with the start of the 2023 fiscal year, the Company no longer qualifies as a RIC and is subject to corporate level income tax. See NOTE 17—INCOME TAXES.

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

NOTE 4—INVESTMENTS:

Investments consisted of the following at:

	June 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Debt securities available-for-sale, at fair value	$28,603	$28,418	$32,372	$32,171
Federal Home Loan Bank and Federal Reserve Bank stock	3,765	3,765	3,635	3,635
Non-controlled investments	680	740	796	728
Joint ventures, at fair value	63,506	69,803	37,864	40,859
Total investments	$96,554	$102,726	$74,667	$77,393

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

The following tables show certain summarized financial information for NCL JV:

Selected Statement of Assets and Liabilities Information (Unaudited)	June 30, 2024	December 31, 2023
Cash	$596	$612
Restricted cash	1,916	3,298
Investments in loans, at FV (amortized cost of $62,261 and $68,403, respectively)	62,873	70,083
Other assets	1,621	1,614
Total assets	$67,006	$75,607

Securitization notes payable	$31,213	$38,805
Other liabilities	809	905
Total liabilities	32,022	39,710

Net assets	34,984	35,897
Total liabilities and net assets	$67,006	$75,607

Selected Statements of Operations Information (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest and other income	$1,191	$1,641	$2,564	$3,285
Total expenses	459	650	931	1,309
Net investment income	732	991	1,633	1,976
Unrealized (depreciation) appreciation on investments	1,063	1,217	(1,069)	1,929
Net increase in net assets resulting from operations	$1,795	$2,208	$564	$3,905

TSO JV: On August 5, 2022, NCL and TSO II Booster Aggregator, L.P. (“TSO II”) entered into a joint venture, TSO JV, governed by the Amended and Restated Limited Partnership Agreement for the TSO JV. TSO JV began making investments in ALP loans during the fourth quarter of 2022. NCL and TSO II each committed to contribute an equal share of equity funding to the TSO JV and each have equal voting rights on all material matters. See NOTE 19—SUBSEQUENT EVENTS - TSO JV Securitization.

The following tables show certain summarized financial information for TSO JV:

Selected Statement of Assets and Liabilities Information (Unaudited)	June 30, 2024	December 31, 2023
Cash	$2,428	$4,401
Restricted cash	14,239	1,183
Investments in loans, at FV (amortized cost of $157,122 and $62,696, respectively)	165,392	66,689
Other assets	2,023	1,374
Total assets	$184,082	$73,647

Bank notes payable	$79,972	$29,636
Other liabilities	1,605	1,092
Total liabilities	81,577	30,728

Net assets	102,505	42,919
Total net assets	$184,082	$73,647

Selected Statements of Operations Information (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest and other income	$4,340	$478	$6,683	$1,092
Total expenses	2,100	1,068	3,564	1,618
Net investment income (loss)	2,240	(590)	3,119	(526)
Unrealized appreciation (depreciation) on investments	3,406	319	4,278	(194)
Realized loss on investments	—	—	—	(16)
Realized gain (loss) on derivative transactions	781	(108)	1,046	167
Unrealized (loss) gain on derivative transactions	(713)	442	(138)	6
Net increase (decrease) in net assets resulting from operations	$5,714	$63	$8,305	$(563)

Transactions with Affiliated Companies

An affiliated company is an unconsolidated entity in which the Company has an ownership of 5% or more of its voting securities. Transactions related to our joint ventures and non-controlled investments for the six months ended June 30, 2024 and 2023 were as follows:

Company	Fair Value at December 31, 2023	Purchases (Cost)	Return of Investment	Net Gains/(Losses)	Fair Value at June 30, 2024	Dividend Income
Joint Ventures
Newtek Conventional Lending, LLC	$19,400	$—	$—	$(850)	$18,550	$739
Newtek TSO II Conventional Credit Partners, LP	21,459	25,642	—	4,152	51,253	—
Total Joint Ventures	$40,859	$25,642	$—	$3,302	$69,803	$739

Non-Control Investments
EMCAP Loan Holdings, LLC	$368	$—	$(116)	$68	$320	$15
Biller Genie Software, LLC	360	—	—	60	420	—
Total Non-Control Investments	$728	$—	$(116)	$128	$740	$15

Total Affiliate Investments	$41,587	$25,642	$(116)	$3,430	$70,543	$754

Company	Fair Value at December 31, 2022	Purchases (Cost)	Return of Investment	Net Gains/(Losses)	Fair Value at June 30, 2023	Dividend Income
Joint Ventures
Newtek Conventional Lending, LLC	$16,587	$248	$—	$2,865	$19,700	$971
Newtek TSO II Conventional Credit Partners, LP	6,435	1,752	—	(165)	8,022	—
Total Joint Ventures	$23,022	$2,000	$—	$2,700	$27,722	$971

Non-Control Investments
EMCAP Loan Holdings, LLC	$1,000	$—	$—	$—	$1,000	$38
Biller Genie Software, LLC	360	—	—	—	360	—
Total Non-Control Investments	$1,360	$—	$—	$—	$1,360	$38

Total Affiliate Investments	$24,382	$2,000	$—	$2,700	$29,082	$1,009

Debt Securities Available-for-Sale

The following tables summarize the amortized cost and fair value of available-for-sale securities by major type as of June 30, 2024 and December 31, 2023:

	June 30, 2024				December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$25,603	$—	$110	$25,493	$29,372	$—	$67	$29,305
Government agency debentures	3,000	—	75	2,925	3,000	—	134	2,866
Total available for sale securities	$28,603	$—	$185	$28,418	$32,372	$—	$201	$32,171

As of June 30, 2024 and December 31, 2023, there was $32.9 thousand and $0.2 million of accrued interest receivable on available-for-sale securities, respectively, included in Other assets in the accompanying Consolidated Statements of Financial Condition.

During the three and six months ended June 30, 2024 and 2023, securities sold or settled were as follows:.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	#	$	#	$	#	$	#	$
Securities sold or settled	none	$—	none	$—	one settlement	$29,500	none	$—
Unrealized Losses

The following tables summarize the gross unrealized losses and fair value of available-for-sale securities by length of time each major security type has been in a continuous unrealized loss position:

	June 30, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$25,493	$110	$—	$—	5	$25,493	$110
Government agency debentures	2,925	—	—	75	2	2,925	75
Total	$28,418	$110	$—	$75	$7	$28,418	$185

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$29,305	$67	$—	$—	1	$29,305	$67
Government agency debentures	2,866	134	—	—	2	2,866	134
Total	$32,171	$201	$—	$—	3	$32,171	$201

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

Contractual Maturities

The following table summarizes the amortized cost and fair value of available-for-sale securities by contractual maturity:

	June 30, 2024		At December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within 1 year	$16,867	$16,772	$32,372	$32,171
After 1 year through 5 years	11,736	11,646	—	—
Total available for sale securities	$28,603	$28,418	$32,372	$32,171

Other information

The following table summarizes Newtek Bank’s available-for-sale securities pledged for deposits, borrowings, and other purposes:

	June 30, 2024	December 31, 2023
Pledged for deposits	$—	$—
Pledged for borrowings and other	28,418	30,730
Total available for sale securities pledged	$28,418	$30,730

NOTE 5—LOANS:

Loans held for investment (HFI)

Loans HFI included SBA 7(a) loans originated by NSBF and Newtek Bank, as well as CRE and C&I loans originated by Newtek Bank. The following tables shows the Company’s loan portfolio by industry for loans held for investment, at fair value and loans held for investment, at amortized cost:

	Loans Held for Investment, at Fair Value
	June 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Food Services and Drinking Places	$38,146	$37,971	$43,779	$43,955
Specialty Trade Contractors	38,079	32,591	40,193	35,451
Professional, Scientific, and Technical Services	33,779	33,446	36,248	35,377
Ambulatory Health Care Services	25,148	23,512	27,291	26,633
Administrative and Support Services	19,947	18,114	21,319	19,521
Merchant Wholesalers, Durable Goods	18,296	16,965	21,873	21,152
Amusement, Gambling, and Recreation Industries	17,790	19,141	21,289	22,839
Repair and Maintenance	14,829	15,255	15,886	17,005
Truck Transportation	14,685	10,933	15,590	12,113
Merchant Wholesalers, Nondurable Goods	13,392	12,643	15,623	15,573
Personal and Laundry Services	12,446	13,098	12,867	13,584
Fabricated Metal Product Manufacturing	10,104	10,665	12,439	13,205
Food Manufacturing	9,396	7,760	10,233	8,714
Construction of Buildings	9,386	9,288	9,868	9,890
Accommodation	8,946	9,491	9,259	10,162
Social Assistance	8,699	9,436	8,857	9,721
Support Activities for Mining	7,800	7,183	8,455	7,754
Transportation Equipment Manufacturing	7,430	7,293	7,687	7,999
Motor Vehicle and Parts Dealers	6,966	6,742	9,046	9,382
Rental and Leasing Services	6,521	6,811	6,764	7,178
Food and Beverage Stores	6,402	6,718	7,026	7,306
Nursing and Residential Care Facilities	6,059	6,483	6,182	6,709
Building Material and Garden Equipment and Supplies Dealers	4,957	4,831	7,384	6,781
Educational Services	4,756	4,953	5,368	5,636
Other	90,375	84,570	102,037	96,161
Total	$434,334	$415,893	$482,563	$469,801

	Loans Held for Investment, at Amortized Cost
	June 30, 2024	December 31, 2023
SBA	$264,384	$163,918
CRE	176,982	163,803
C&I	10,136	8,191
Total Loans	451,502	335,912
Deferred fees and costs, net	327	393
Loans held for investment, at amortized cost, net of deferred fees and costs	$451,829	$336,305

Past Due and Non-Accrual Loans

The following tables summarize the aging of accrual and non-accrual loans by class. Loans HFI at amortized cost are held at Newtek Bank while loans HFI at fair value are held at NSBF:

	As of June 30, 2024
	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or more Days Past Due and Accruing	Non- accrual	Total past Due and Non-accrual	Current	Total Carried at Amortized Cost	Total Loans Accounted for Under the Fair Value Option	Total Loans Held for Investment
At amortized cost
SBA	$—	$6,780	$—	$6,905	$13,685	$250,699	$264,384	$—	$264,384
CRE	—	909	—	5,718	6,627	170,355	176,982	—	176,982
C&I	—	—	—	—	—	10,136	10,136	—	10,136
Total, at amortized cost	$—	$7,689	$—	$12,623	$20,312	$431,190	$451,502	$—	$451,502
Deferred fees and costs							327	—	327
Total, at amortized cost net of deferred fees and costs							$451,829	$—	$451,829
Allowance for credit losses							(21,098)	—	(21,098)
Total, at amortized cost, net							$430,731	$—	$430,731

At fair value
SBA	$—	$40,219	$—	$54,660	$94,879	$321,014	$—	$415,893	$415,893

Total loans held for investment	$—	$47,908	$—	$67,283	$115,191	$752,204	$430,731	$415,893	$846,624

	As of December 31, 2023
	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or more Days Past Due and Accruing	Non- accrual	Total past Due and Non-accrual	Current	Total Carried at Amortized Cost	Total Loans Accounted for Under the Fair Value Option	Total Loans Held for Investment
At amortized cost
SBA	$3,637	$311	$—	$752	$4,700	$159,218	$163,918	$—	$163,918
CRE	948	—	—	4,621	5,569	158,234	163,803	—	163,803
C&I	—	—	—	—	—	8,191	8,191	—	8,191
Total, at amortized cost	$4,585	$311	$—	$5,373	$10,269	$325,643	$335,912	$—	$335,912
Deferred fees and costs							393		393
Total, at amortized cost net of deferred fees and costs							$336,305	$—	$336,305
Allowance for credit losses							(12,574)	—	(12,574)
Total, at amortized cost, net							$323,731	$—	$323,731

At fair value
SBA	$20,380	$16,075	$—	$48,174	$84,629	$385,172	$—	$469,801	$469,801

Total loans held for investment	$24,965	$16,386	$—	$53,547	$94,898	$710,815	$323,731	$469,801	$793,532

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

The following tables present asset quality indicators by portfolio class and origination year as of June 30, 2024.

	Term Loans Held for Investment by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
SBA 7(a) Unguaranteed, net of deferred fees and costs
Risk Grades 1-4	$103,913	$140,765	$—	$—	$—	$—	$244,678
Risk Grades 5-6	1,190	16,863	—	—	—	—	18,053
Risk Grade 7	22	1,631	—	—	—	—	1,653
Risk Grade 8	—	—	—	—	—	—	—
Total	$105,125	$159,259	$—	$—	$—	$—	$264,384

SBA, at fair value
Risk Grades 1-4	$—	$30,564	$132,929	$47,816	$25,348	$119,482	$356,139
Risk Grades 5-6	—	1,388	15,207	7,153	1,287	34,515	59,550
Risk Grade 7	—	—	—	—	—	—	—
Risk Grade 8	—	—	149	17	22	16	204
Total	$—	$31,952	$148,285	$54,986	$26,657	$154,013	$415,893

CRE
Risk Grades 1-4	$21,281	$25,272	$33,418	$16,450	$397	$71,330	$168,148
Risk Grades 5-6	—	—	—	678	872	7,284	8,834
Risk Grade 7	—	—	—	—	—	—	—
Total	$21,281	$25,272	$33,418	$17,128	$1,269	$78,614	$176,982

C&I
Risk Grades 1-4	$3,933	$4,186	$—	$—	$—	$2,017	$10,136
Risk Grades 5-6	—	—	—	—	—	—	—
Risk Grade 7	—	—	—	—	—	—	—
Total	$3,933	$4,186	$—	$—	$—	$2,017	$10,136

Total	$130,339	$220,669	$181,703	$72,114	$27,926	$234,644	$867,395

The following tables present asset quality indicators by portfolio class and origination year as of December 31, 2023:

	Term Loans Held for Investment by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
SBA 7(a) Unguaranteed, net of deferred fees and costs
Risk Grades 1-4	$161,263	$—	$—	$—	$—	$—	$161,263
Risk Grades 5-6	2,655	—	—	—	—	—	2,655
Risk Grade 7	—	—	—	—	—	—	—
Risk Grade 8	—	—	—	—	—	—	—
Total	$163,918	$—	$—	$—	$—	$—	$163,918

SBA, at fair value
Risk Grades 1-4	$34,289	$151,929	$53,998	$27,870	$52,175	$94,751	$415,012
Risk Grades 5-6	349	8,968	5,813	1,257	11,764	25,727	53,878
Risk Grade 7	—	—	—	—	—	—	—
Risk Grade 8	—	149	17	22	16	707	911
Total	$34,638	$161,046	$59,828	$29,149	$63,955	$121,185	$469,801

CRE
Risk Grades 1-4	$53,567	$28,224	$14,590	$—	$8,888	$49,771	$155,040
Risk Grades 5-6	—	—	948	910	2,284	4,621	8,763
Risk Grade 7	—	—	—	—	—	—	—
Total	$53,567	$28,224	$15,538	$910	$11,172	$54,392	$163,803

C&I
Risk Grades 1-4	$6,174	$—	$—	$—	$—	$2,017	$8,191
Risk Grades 5-6	—	—	—	—	—	—	—
Risk Grade 7	—	—	—	—	—	—	—
Total	$6,174	$—	$—	$—	$—	$2,017	$8,191

Total	$258,297	$189,270	$75,366	$30,059	$75,127	$177,594	$805,713

Allowance for Credit Losses

See NOTE 2—SIGNIFICANT ACCOUNTING POLICIES for a description of the methodologies used to estimate the ACL.

The following table details activity in the ACL for the six months ended June 30, 2024:

	June 30, 2024				June 30, 2023
	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Beginning balance	$1,408	$314	$10,852	$12,574	$—	$—	$—	$—
Adjustment to beginning balance due to PCD marks[1]	—	—	—	—	775	96	—	871
Charge offs	(236)	—	(934)	(1,170)	—	—	—	—
Recoveries	—	—		—	—	—	—	—
Provision for credit losses[2]	186	(99)	9,607	9,694	2,050	146	1,697	3,893
Ending balance	$1,358	$215	$19,525	$21,098	$2,825	$242	$1,697	$4,764
1 Given the January 6, 2023 transition to a financial holding company, the Company established an ACL with the beginning balance representing the purchased credit deteriorated loans acquired through the NBNYC Acquisition.
2 Excludes $120 thousand of the Provision for credit losses relating to unfunded commitments for the six months ended June 30, 2024, which is recorded within Accounts payable, accrued expenses and other liabilities in accordance with ASC 326.

The following table details activity in the ACL for the three months ended June 30, 2024 and 2023.

	June 30, 2024				June 30, 2023
	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Beginning balance	$1,278	$297	$14,551	$16,126	$1,960	$223	$6	$2,189
Charge offs	(236)	—	(564)	(800)	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for credit losses[1]	316	(82)	5,538	5,772	865	19	1,691	2,575
Total	$1,358	$215	$19,525	$21,098	$2,825	$242	$1,697	$4,764
1 Excludes $27 thousand of the Provision for credit losses relating to unfunded commitments for the three months ended June 30, 2024, which is recorded within Accounts payable, accrued expenses and other liabilities in accordance with ASC 326.

The Company identified 33 and five loans as of June 30, 2024 and December 31, 2023, respectively, that did not share similar risk characteristics with the loan segments identified in NOTE 2—SIGNIFICANT ACCOUNTING POLICIES and evaluated them for impairment individually.

The following table presents the individually evaluated and collectively evaluated ACL by segment:

	June 30, 2024				December 31, 2023
ACL	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Individually Evaluated	$—	$—	$2,260	$2,260	$—	$—	$102	$102
Collectively Evaluated	1,358	215	17,265	18,838	1,408	314	10,750	12,472
Total	$1,358	$215	$19,525	$21,098	$1,408	$314	$10,852	$12,574

The following table presents the recorded investment in loans individually evaluated and collectively evaluated by segment:

	June 30, 2024				December 31, 2023
Recorded Investment	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Individually Evaluated	$5,718	$—	$6,905	$12,623	$4,621	$—	$727	$5,348
Collectively Evaluated	171,264	10,136	257,479	438,879	159,182	8,191	163,191	330,564
Total	$176,982	$10,136	$264,384	$451,502	$163,803	$8,191	$163,918	$335,912

The amortized cost basis of loans on nonaccrual status and the individually assessed ACL are as follows:

	June 30, 2024			December 31, 2023
	Nonaccrual without Allowance	Nonaccrual with Allowance	ACL	Nonaccrual without Allowance	Nonaccrual with Allowance	ACL
SBA	$3,119	$3,786	$2,260	$625	$102	$102
CRE	5,718	—	—	4,621	—	—
Total	$8,837	$3,786	$2,260	$5,246	$102	$102

The unpaid contractual principal balance and recorded investment for the loans individually assessed is shown in the table below by type:

	June 30, 2024				December 31, 2023
	Real Estate Collateral	Unsecured	Total	ACL	Real Estate Collateral	Unsecured	Total	ACL
SBA	$590	$6,315	$6,905	$2,260	$625	$102	$727	$102
CRE	5,718	—	5,718	—	4,621	—	4,621	—
Total	$6,308	6,315	12,623	2,260	$5,246	102	5,348	102

Accrued interest on loans totaled $13.0 million and $10.7 million as of June 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses. The Company writes off accrued interest receivable by reversing interest income and typically occurs upon loans becoming 90 to 120 days past due.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The Company did not make any loan modifications to borrowers experiencing financial difficulty that would require disclosure, such as principal forgiveness, term extension, or interest rate reductions during the three and six months ended June 30, 2024 and 2023. Additionally there were no troubled debt restructurings under legacy U.S. GAAP during the three and six months ended June 30, 2024 and 2023.

Loans held for sale

	June 30, 2024		December 31, 2023
	At FV	At LCM	At FV	At LCM
SBA 504 First Lien	$92,193	$39,840	$66,387	$38,787
SBA 504 Second Lien	22,599	6,331	20,757	5,741
SBA 7(a)	261	363	262	64
SBA 7(a) Partials	313	11,871	104	11,237
ALP	64,373	—	31,357	—
Subtotal	179,739	58,405	118,867	55,829
Deferred fees and costs	—	997	—	778
Loans held for sale, net of deferred fees and costs	$179,739	$59,402	$118,867	$56,607

NOTE 6—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Due to/from affiliated companies

The following table summarizes the amounts due to and due from affiliated companies as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Due to affiliated companies[1]	$198	$158
Due from affiliated companies[2]	—	7
Total due to/due from affiliated companies	$198	$151
1 Included within Other assets
2 Included within Accounts payable, accrued expenses, and other liabilities

Transactions with joint ventures and non-control investments

Refer to NOTE 4—INVESTMENTS for a schedule of transactions with our joint ventures and non-control equity investments.

The following table summarizes the income earned from our joint ventures for the periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Servicing income	$522	$258	$870	$510

Newtek Bank Deposits

In the normal course of business, Newtek Bank holds FDIC insured deposits from certain of the Company’s officers, directors and their associated companies. The following table summarizes the amounts due of deposits from related parties and their affiliated companies as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
FDIC insured deposits	$4,367	$4,388
Non-FDIC insured deposits	1,249	1,167
Total deposits from related parties and their affiliated companies	$5,616	$5,555

NOTE 7—SERVICING ASSETS:
Servicing assets held by NSBF and Newtek Bank, including Newtek Bank’s subsidiary SBL, are measured at fair value and lower of cost or market, respectively. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells and for the portfolios of ALP loans SBL services for NCL JV and TSO JV. As of June 30, 2024 the Company services $1.8 billion in SBA 7(a) loans and $154.7 million in ALP loans.
The following tables summarizes the fair value and valuation assumptions related to servicing assets at June 30, 2024 and December 31, 2023:

	June 30, 2024				December 31, 2023
		Weighted	Range			Weighted	Range
Unobservable Input	Amount	Average	Minimum	Maximum	Amount	Average	Minimum	Maximum
Servicing assets at FV:	$25,739				$29,336
Discount factor[1]		13.00%	13.00%	13.00%		13.50%	13.50%	13.50%
Cumulative prepayment rate		22.50%	22.50%	22.50%		22.50%	22.50%	22.50%
Average cumulative default rate		19.00%	19.00%	19.00%		19.00%	19.00%	19.00%

Servicing assets at LCM:	18,894				10,389
Discount factor[1]		13.21%	12.00%	13.50%		13.50%	13.50%	13.50%
Cumulative prepayment rate		35.93%	22.50%	75.00%		29.76%	22.50%	75.00%
Average cumulative default rate		19.26%	19.00%	20.00%		19.14%	19.00%	20.00%
Total	$44,633				$39,725
1 Determined based on risk spreads and observable secondary market transactions.
Refer to NOTE 9—FAIR VALUE MEASUREMENTS for a rollforward of servicing assets at fair value. The following tables show a rollforward of servicing assets measured at LOCOM for the six months ended June 30, 2024 and 2023:

June 30, 2024
Servicing Assets, at LOCOM
December 31, 2023	$10,389
Amortization[1]	(1,805)
Additions[1]	10,310
Impairment assessment	—
June 30, 2024	$18,894
1 Included within Net gains on sales of loans in the Consolidated Statements of Income

June 30, 2023
Servicing Assets, at LOCOM
December 31, 2022	$—
Additions/(removal) of entities consolidating after Conversion to BHC	486
Amortization[1]	(182)
Additions[1]	2,802
Impairment assessment	—
June 30, 2023	$3,106
1 Included within Net gains on sales of loans in the Consolidated Statements of Income

Servicing fee income earned for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Servicing fee income	$4,607	$4,299	$9,964	$8,702

NOTE 8—GOODWILL AND INTANGIBLE ASSETS:

Goodwill

The following table summarizes changes in the carrying amount of goodwill:

	June 30, 2024	December 31, 2023
Banking	$271	$271
Payments	13,814	13,814
Technology	11,800	11,800
Total goodwill	$25,885	$25,885

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

Payments and Technology:

The goodwill in the payments and technology segments was generated from acquisitions by the legal entities within those segments prior to the consolidation of the those entities into NewtekOne following the 2023 Acquisition.

Intangible Assets

The following table summarizes intangible assets:

	At June 30, 2024			At December 31, 2023
	Gross carrying Amount	Accumulated Amortization	Net Carrying amount	Gross carrying Amount	Accumulated Amortization	Net Carrying amount
Core Deposits	$1,040	$(288)	$752	$1,040	$(197)	$843
Payments Customer Lists	—	—	—	8,575	(8,562)	13
Technology Customer Lists	6,525	(3,379)	3,146	6,525	(3,146)	3,379
Total intangible assets	$7,565	$(3,667)	$3,898	$16,140	$(11,905)	$4,235

As of June 30, 2024 and December 31, 2023, the Company had $3.1 million and $3.4 million, respectively, of intangible assets relating to customer lists. In addition, The Company had $0.8 million and $0.8 million on core deposits at Newtek Bank as of June 30, 2024 and December 31, 2023, respectively.

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

Amortization expense for the three and six months ended June 30, 2024 and 2023 is as follows, and is included in Depreciation and amortization on the Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense	$194	$407	$401	$811

The remaining estimated aggregate future amortization expense for intangible assets as of June 30, 2024 is as follows:

Amortization Expense
2024	$318
2025	622
2026	601
2027	580
2028	560
Thereafter	1,217
Total	$3,898

NOTE 9—FAIR VALUE MEASUREMENTS:

The following tables present fair value measurements of certain of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of June 30, 2024 and December 31, 2023:

	Fair Value Measurements at June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available-for-sale
U.S. Treasury notes	$25,493	$25,493	$—	$—
Government agency debentures	2,925	—	2,925	—
Loans held for sale, at fair value	179,739	—	—	179,739
Loans held for investment, at fair value	415,893	—	—	415,893
Other real estate owned [1]	2,612	—	—	2,612
Non-controlled/affiliate investments	740	—	—	740
Servicing assets[2]	25,739	—	—	25,739
Joint ventures	69,803	—	—	69,803
Total assets measured at fair value	$722,944	$25,493	$2,925	$694,526
Liabilities:
Equity warrants[3]	$99	$—	$—	$99
Derivative instruments,3,4	424	—	424	—
Total liabilities measured at fair value	$523	$—	$424	$99
1 Included in Other assets on the Consolidated Statements of Financial Condition.
2 $25.7 million of servicing assets at held at FV and $18.9 million of servicing assets are held at LCM. Refer to NOTE 7—SERVICING ASSETS.
3 Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
4 Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available-for-sale
U.S. Treasury notes	$29,305	$29,305	$—	$—
Government agency debentures	2,866	—	2,866	—
Loans held for sale, at fair value	118,867	—	—	118,867
Loans held for investment, at fair value	469,801	—	—	469,801
Other real estate owned [1]	1,110	—	—	1,110
Non-controlled/affiliate investments	728	—	—	728
Servicing assets[2]	29,336	—	—	29,336
Joint ventures	40,859	—	—	40,859
Total assets measured at fair value	$692,872	$29,305	$2,866	$660,701
Liabilities:
Equity warrants[3]	$141	$—	$—	$141
Derivative instruments[3,4]	630	—	630	—
Total liabilities measured at fair value	$771	$—	$630	$141
1 Included in Other assets on the Consolidated Statements of Financial Condition.
2 $29.3 million of servicing assets held at FV and $10.4 million of servicing assets are held at LCM. Refer to NOTE 7—SERVICING ASSETS
2 Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
3 Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

The following tables represents the changes in the investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024
	Loans HFI, at FV	Loans HFS, at FV	Joint Ventures	Servicing Assets, at FV	Non-Control Investments	Warrant Liabilities[2]	Other Real Estate Owned[1]
Fair value, December 31, 2023	$469,801	$118,867	$40,859	$29,336	$728	$141	$1,110
Sales	(5,048)	(123,444)	—	—	—	—	(304)
Principal payments received	(41,275)	(6,288)	—	—	—	—	—
Foreclosed real estate acquired	(1,972)	—	—	—	—	—	1,972
SBA loans, funded	66	8,640	—	—	—	—	—
ALP loans, funded	—	125,575	—	—	—	—	—
Mortgage loans, funded	—	50,806	—	—	—	—	—
Capital contributions/(distributions)	—	—	25,642	—	(116)	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	—	5,557	3,302	612	128	(42)	(166)
Other factors	(5,679)	26	—	(4,209)	—	—	—
Fair value, June 30, 2024	$415,893	$179,739	$69,803	$25,739	$740	$99	$2,612
1 Included in Other assets on the Consolidated Statements of Financial Condition.
2 Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.

	Six Months Ended June 30, 2023
	Loans HFI, at FV	Loans HFS, at FV	Controlled Investments	Joint Ventures	Servicing Assets, at FV	Non-Control Investments	Warrant Liabilities[2]	Other Real Estate Owned[1]
Fair value, December 31, 2022	$505,268	$19,171	$259,217	$23,022	$30,268	$1,360	$—	$3,529
Additions/(removal) of entities consolidating after Conversion to BHC	—	69,747	(259,217)	—	—	—	—	—
Reclass of Loans HFS to HFI	5,334	(24,294)	—	—	—	—	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	—	—	—	2,700	4,007	—	(79)	—
Other factors	8,965	813	—	—	(3,622)	—	—	(51)
Realized gain (loss)	(12,609)	13,306	—	—	—	—	—	(336)
SBA investments, funded	37,967	152,872	—	—	—	—	—	—
ALP loans, funded	—	41,660	—	—	—	—	—	—
Foreclosed real estate acquired	(2,218)	—	—	—	—	—	—	2,218
Purchases and repurchases of loans	9,462	8,367	—	2,000	—	—	—	—
Sales	—	(169,257)	—	—	—	—	—	(1,748)
Principal payments received	(39,751)	(6,154)	—	—	—	—	—	—
Additions	—	—	—	—	2,479	—	311	—
Fair Value, June 30, 2023	$512,418	$106,231	$—	$27,722	$33,132	$1,360	$232	$3,612
1 Included in Other assets on the Consolidated Statements of Financial Condition.
2 Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2024 and December 31, 2023. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at June 30, 2024 and December 31, 2023.

	Fair Value as of		Weighted	Range
	June 30, 2024	Unobservable Input	Average	Minimum	Maximum
Assets:
Loans HFI, at FV - accrual	$361,233	Market yields	7.55%	7.55%	7.55%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	19.00%	19.00%	19.00%
Loans HFI, at FV - non-accrual	$54,660	Market yields	7.67%	7.67%	7.67%
		Cumulative prepayment rate	—%	—%	—%
		Average cumulative default rate	30.00%	30.00%	30.00%
Loans HFS, at FV	$179,739	Market yields	7.69%	7.21%	8.17%
		Cumulative prepayment rate	61.03%	55.60%	75.00%
		Average cumulative default rate	20.00%	20.00%	20.00%
Joint ventures	$69,803	Market yields	8.32%	8.32%	8.32%
		Cost of equity	12.00%	10.00%	14.00%
		Weighted average cost of capital	8.50%	7.50%	9.50%
Non-control equity investments	$740	Market yields	10.00%	8.00%	12.00%
		Weighted average cost of capital	23.50%	23.50%	23.50%
Servicing assets[1]	$25,739	Market yields	13.00%	13.00%	13.00%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	19.00%	19.00%	19.00%
Other real estate owned	$2,612	Appraised value	N/A	N/A	N/A

Liabilities:
Equity warrants	$99	Expected volatility	41.00%	41.00%	41.00%
		Dividend yield	6.00%	6.00%	6.00%
		Risk free rate	4.35%	4.35%	4.35%
1 $25.7 million of servicing assets at held at FV and $18.9 million of servicing assets are held at LCM. Refer to NOTE 7—SERVICING ASSETS.

	Fair Value as of		Weighted	Range
	December 31, 2023	Unobservable Input	Average	Minimum	Maximum
Assets:
Loans HFI, at FV - accrual	$421,627	Market yields	7.75%	7.75%	7.75%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	19.00%	19.00%	19.00%
Loans HFI, at FV - non-accrual	$48,174	Market yields	7.39%	7.39%	7.39%
		Cumulative prepayment rate	—%	—%	—%
		Average cumulative default rate	30.00%	30.00%	30.00%
Loans HFS, at FV	$118,867	Market yields	6.85%	6.50%	7.75%
		Cumulative prepayment rate	61.03%	55.60%	75.00%
		Average cumulative default rate	20.00%	20.00%	20.00%
Joint ventures	$40,859	Market yields	8.00%	8.00%	8.00%
		Cost of equity	12.00%	10.00%	14.00%
		Weighted average cost of capital	8.50%	7.50%	9.50%
Non-control equity investments	$368	Market yields	10.00%	8.00%	12.00%
	$360	Cost	N/A	N/A	N/A
Servicing assets[1]	$29,336	Market yields	13.50%	13.50%	13.50%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	19.00%	19.00%	19.00%
Other real estate owned	$1,110	Appraised value	N/A	N/A	N/A

Liabilities:
Equity warrants	$141	Expected volatility	43.00%	43.00%	43.00%
		Dividend yield	5.20%	5.20%	5.20%
		Risk free rate	3.88%	3.88%	3.88%
1 $29.3 million of servicing assets held at FV and $10.4 million of servicing assets are held at LCM. Refer to NOTE 7—SERVICING ASSETS

Estimated Fair Value of Other Financial Instruments

GAAP also requires disclosure of the fair value of financial instruments carried at book value on the Consolidated Statements of Financial Condition. The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

	June 30, 2024
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$36,909	$36,909	$—	$—	$36,909
Restricted cash	36,832	36,832	—	—	36,832
Interest bearing deposits in banks	132,597	132,597	—	—	132,597
Debt securities available-for-sale, at FV	28,418	25,493	2,925	—	28,418
Loans HFS, at FV	179,739	—	—	179,739	179,739
Loans HFS, at LCM	59,402	—	—	59,611	59,611
Loans HFI, at FV	415,893	—	—	415,893	415,893
Total loans HFI, at amortized cost, net of deferred fees and costs	451,829	—	—	451,829	451,829
Federal Home Loan Bank and Federal Reserve Bank stock	3,765	—	3,765	—	3,765
Joint ventures, at FV	69,803	—	—	69,803	69,803
Non-control investments	740	—	—	740	740
Financial Liabilities:
Time deposits	284,312	—	286,669	—	286,669
Borrowings	651,972	—	261,657	391,327	652,984

	December 31, 2023
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$15,398	$15,398	$—	$—	$15,398
Restricted cash	30,919	30,919	—	—	30,919
Interest bearing deposits in banks	137,689	137,689	—	—	137,689
Debt securities available-for-sale, at FV	32,171	29,305	2,866	—	32,171
Loans HFS, at FV	118,867	—	—	118,867	118,867
Loans HFS, at LCM	56,607	—	—	56,733	56,733
Loans HFI, at FV	469,801	—	—	469,801	469,801
Total loans HFI, at amortized cost, net of deferred fees and costs	336,305	—	—	337,133	337,133
Federal Home Loan Bank and Federal Reserve Bank stock	3,635	—	3,635	—	3,635
Joint ventures, at FV	40,859	—	—	40,859	40,859
Non-control investments	728	—	—	728	728
Financial Liabilities:
Time deposits	167,041	—	168,542	—	168,542
Borrowings	644,122	—	187,555	454,239	641,794

NOTE 10—DEPOSITS:

The following table summarizes deposits by type:

	June 30, 2024	December 31, 2023
Non-interest-bearing:
Demand	$4,921	$10,053
Interest-bearing:
Checking	46,999	11,456
Money market	25,366	15,803
Savings	248,827	259,152
Time deposits	284,312	167,041
Total interest-bearing	605,504	453,452
Total deposits	$610,425	$463,505

Time deposits, money market, and interest-bearing checking obtained through brokers	$56,048	$53,548
Aggregate amount of deposit accounts that exceeded the FDIC limit	$77,898	$66,511
Demand deposit overdrafts reclassified as loan balances	$51	$53
Certificates of deposit in excess of $0.25 million	$55,025	$20,070

The following table summarizes the scheduled maturities of time deposits:

2024	$163,225
2025	68,219
2026	32,174
2027	19,614
2028	971
Thereafter	109
Total time deposits	$284,312

NOTE 11—BORROWINGS:

At June 30, 2024 and December 31, 2023, the Company had borrowings composed of the following:

	June 30, 2024			December 31, 2023
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Bank Lines of Credit[1]:
Webster NMS Note	$54,871	$34,645	7.93%	$54,871	$36,628	7.94%
SPV I Capital One Facility	60,000	2,501	8.18%	60,000	16,080	8.20%
SPV II Deutsche Bank Facility	50,000	11,600	10.02%	50,000	6,799	10.04%
SPV III One Florida Bank Facility	30,000	987	9.50%	30,000	257	9.50%
FHLB Advances[2]	109,972	19,265	2.21%	113,891	23,184	2.13%
Notes issued by Parent Company[1]:
2024 Notes	38,250	38,232	5.75%	38,250	38,124	5.75%
2025 5.00% Notes	30,000	29,738	5.00%	30,000	29,563	5.00%
2025 8.125% Notes	50,000	49,695	8.13%	50,000	49,433	8.13%
2026 Notes	115,000	113,923	5.50%	115,000	113,564	5.50%
2028 Notes	40,000	38,552	8.00%	40,000	38,378	8.00%
2029 Notes	71,875	69,388	8.50%	—	—	—%
Notes payable - Securitization Trusts[2]	246,841	243,446	7.86%	296,223	292,112	7.84%
Total	$896,809	$651,972	7.18%	$878,235	$644,122	7.04%
1 Net of deferred financing costs.
2 At June 30, 2024 and December 31, 2023, the carrying amount of Newtek Bank’s FHLB borrowings includes a $0.1 million and $0.2 million purchase accounting adjustment, respectively.
3 At June 30, 2024 and December 31, 2023, the net assets of the consolidated Trusts totaled $14.1 million and $14.8 million, respectively.

Outstanding borrowings that are presented net of deferred financing costs, which include the bank lines of credit, the 2024, 2025, 2026, 2028, and 2029 Notes, and the Notes payable - Securitization Trusts, consisted of the following:

	June 30, 2024			December 31, 2023
	Principal balance	Unamortized deferred financing costs	Net carrying amount[1]	Principal balance	Unamortized deferred financing costs	Net carrying amount[1]
Bank Lines of Credit:
Webster NMS Note	$34,887	$(242)	$34,645	$36,881	$(253)	$36,628
SPV I Capital One Facility	2,600	(99)	2,501	16,300	(220)	16,080
SPV II Deutsche Bank Facility	11,646	(46)	11,600	6,900	(101)	6,799
SPV III One Florida Bank Facility	1,131	(144)	987	375	(118)	257
Notes issued by Parent Company:
2024 Notes	38,250	(18)	38,232	38,250	(126)	38,124
2025 5.00% Notes	30,000	(262)	29,738	30,000	(437)	29,563
2025 8.125% Notes	50,000	(305)	49,695	50,000	(567)	49,433
2026 Notes	115,000	(1,077)	113,923	115,000	(1,436)	113,564
2028 Notes	40,000	(1,448)	38,552	40,000	(1,622)	38,378
2029 Notes	71,875	(2,487)	69,388	—	—	—
Notes Payable - Securitization Trusts	246,841	(3,395)	243,446	296,223	(4,111)	292,112
1 Net of deferred financing costs.

At June 30, 2024 and December 31, 2023, the carrying amount of the Company’s borrowings under the Capital One, Deutsche Bank, Webster, and One Florida lines of credit, and the Notes payable - Securitization Trusts, approximates fair value due to their variable interest rates.

The fair values of the fixed rate 2029 Notes, 2028 Notes, 2026 Notes and 2024 Notes are based on the closing public share price on the date of measurement as included in the chart below.

	June 30, 2024		December 31, 2023
	Closing Price	Fair Value	Closing Price	Fair Value
2029 Notes	$24.97	$71,789	$—	$—
2028 Notes	24.88	39,808	25.04	40,070
2026 Notes	24.24	111,504	23.75	109,250
2024 Notes	25.20	38,556	24.99	38,235

These borrowings are not recorded at fair value on a recurring basis. The fixed rate 2025 Notes are held at par as of June 30, 2024 and December 31, 2023.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total interest expense	$13,362	$12,829	$25,947	$25,486

NOTE 12—DERIVATIVE INSTRUMENTS:

The Company historically uses derivative instruments primarily to economically manage the fair value variability of certain fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of June 30, 2024 and December 31, 2023:

	June 30, 2024				December 31, 2023
		Fair Value		Remaining		Fair Value		Remaining
Contract Type	Notional[1]	Asset	Liability[2]	Maturity (years)	Notional[1]	Asset	Liability[2]	Maturity (years)
5-year Treasury Futures	$(55,636)	$—	$424	0.25 years	$(27,869)	$—	$630	0.25 years
1 Shown as a negative number when the position is sold short.
2 Shown in Accounts payable, accrued expenses, and other liabilities in the accompanying Consolidated Statements of Financial Condition.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives as included in Other noninterest income in the Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
Contract Type	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)
5-year Treasury Futures	$(386)	$755	$1,186	$(512)	$206	$487	$494	$(315)

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
The following summarizes the Company’s obligations and commitments, as of June 30, 2024 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements[1]	Total
2024	$1,477	$1,715	$3,192
2025	2,649	902	3,551
2026	2,028	—	2,028
2027	478	—	478
2028	—	—	—
Thereafter	—	—	—
Total	$6,632	$2,617	$9,249
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

Unfunded Commitments

At June 30, 2024, the Company had $109.7 million of unfunded commitments, consisting of $15.0 million in connection with its SBA 7(a) loans, $83.5 million in connection with its SBA 504 loans, and $11.2 million relating to commercial and industrial loans. There were no unfunded commitments in connection with the Company’s ALP loans. The Company anticipates these commitments will be funded from the same sources it used to fund its other loan commitments.

NOTE 14—SHAREHOLDERS EQUITY:

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

Warrants for Common Stock

On February 3, 2023, pursuant to the Securities Purchase Agreement, the Company issued warrants to Patriot to purchase, in the aggregate, 47.54 thousand shares of Common Stock for $21.03468 per share. The Warrants are exercisable in whole or in part until the ten year anniversary of the entry into the Securities Purchase Agreement and may be exercised for cash or on a “net share” basis, with the number of shares withheld determined based on the closing price of the Common Stock on the date of such exercise. Warrants are included in Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

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

The following table summarizes the total shares sold and net proceeds received under the 2023 ATM Equity Distribution Agreement:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Shares sold	1,100	—
Net weighted average price per share	$12.56	$—
Net proceeds	$13,818	$—
Placement agent fees paid	$282	$—

We used the net proceeds for funding investments in accordance with our investment objective and strategies and for general corporate purposes including funding investments, repaying outstanding indebtedness and other general corporate purposes.

Dividends and Distributions

On February 3, 2023, the Company issued 20 thousand shares of the Company’s Series A Convertible Preferred Stock, par value $0.02 per share, in a private placement transaction. The aggregate purchase price was $20.0 million. Each share of Series A Preferred Stock was issued at a price of $1.0 thousand per share and is convertible at the holder’s option into 47.54 shares of the Company’s Common Stock. The following table summarizes the Company’s preferred share dividend declarations and distributions during the six months ended June 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution
Six months ended June 30, 2024
March 19, 2024	March 28, 2024	April 1, 2024	$20.00	$400
June 27, 2024	June 28, 2024	July 1, 2024	$20.00	$400

Six months ended June 30, 2023
April 13, 2023	March 20, 2023	April 14, 2023	$12.44	$249
June 27, 2023	June 27, 2023	July 1, 2023	$20.00	$400

The Company’s dividends and distributions on the Company’s common shares are recorded on the declaration date. Effective December 8, 2023, the Company terminated the DRIP. The following table summarizes the Company’s dividend declarations and distributions, including DRIP shares and dividend shares issued on vested restricted stock awards, during the six months ended June 30, 2024 and 2023:

	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued		Dividend Shares Issued on Unvested RSAs
Date Declared					#	$	#	$
Six months ended June 30, 2024
March 19, 2024	April 1, 2024	April 15, 2024	$0.19	$4,617	—	$—	6	$71
June 27, 2024	July 9, 2024	July 19, 2024	$0.19	$4,827	—	$—	5	$78

Six months ended June 30, 2023
February 27, 2023	April 4, 2023	April 14, 2023	$0.18	$4,291	6	$72	5	$60
June 27, 2023	July 10, 2023	July 21, 2023	$0.18	$4,293	4	$73	3	$60

NOTE 15—EARNINGS PER SHARE:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic earnings per share:
Net income available to common shareholders	$10,545	$6,611	$19,795	$24,912
Weighted-average basic shares outstanding	24,599	24,264	24,443	24,244
Basic earnings per share	$0.43	$0.27	$0.81	$1.03
Diluted earnings per share:
Net income, for diluted earnings per share	$10,545	$6,611	$19,795	$24,912
Total weighted-average basic shares outstanding	24,599	24,264	24,443	24,244
Add effect of dilutive warrants and restricted stock awards[2]	107	42	99	54
Total weighted-average diluted shares outstanding	24,706	24,306	24,542	24,298
Diluted earnings per share[1]	$0.43	$0.27	$0.81	$1.03
Anti-dilutive warrants and restricted stock awards	998	1,289	1,002	1,244
1 For the three and six months ended June 30, 2024 and 2023, the convertible preferred stock and the Warrants were not included in the diluted share count because the results would have been anti-dilutive under the if-converted method.
2 Incremental diluted shares from restricted stock awards under the treasury stock method.

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

Stock-based Compensation Plans

Restricted Stock Awards

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

	2023 Plan[2]	2015 Plan
Restricted Stock authorized under the plan[1]	3.0 million	1.5 million
Net restricted stock (granted)/forfeited during:
Year ended December 31, 2020 and prior	—	(223)
Year ended December 31, 2021	—	(215)
Year ended December 31, 2022	—	(251)
Year ended December 31, 2023	(82)	28
Six months ended June 30, 2024	(77)	—
Total net restricted stock (granted)/forfeited	(159)	(661)
1 No stock options were granted under the 2015 or 2023 Stock Incentive Plans.
2 The 2023 Stock Incentive Plan provides for an initial share reserve of up to 3.0 million shares of Common Stock.

Awards of restricted stock granted under the 2015 and 2023 Stock Incentive Plans generally vest over a one- to three-year period from the grant date; awards of restricted stock granted under the 2023 Stock Incentive Plan to non-employee directors generally vest over a one-year period. The grant date fair value is expensed over the service period, starting on the grant date.

Details of the Company’s outstanding shares related to restricted stock awards as of June 30, 2024 and December 31, 2023 are outlined below:

	June 30, 2024	December 31, 2023
Shares outstanding related to grants of restricted stock awards	378	345
Weighted average grant date fair value of awards	$17.37	$19.18
Additional shares outstanding related to dividends on awards	40	44

As of June 30, 2024 and December 31, 2023, the Company’s total unrecognized compensation expense related to unvested shares of restricted stock granted was as follows.

	June 30, 2024	December 31, 2023
Unrecognized compensation expense on unvested awards	$3,217	$3,610
Weighted-average period of unrecognized compensation expense	1.6 years	1.7 years
Employee Stock Purchase Plan (ESPP)

On June 14, 2023, the Company's stockholders approved the ESPP. The initial aggregate number of shares of Common Stock that may be purchased under the ESPP will not exceed 0.2 million shares. Under the terms of the ESPP, employees may authorize the withholding of up to 15% of their eligible compensation to purchase our shares of Common Stock, not to exceed $25 thousand of Common Stock for any calendar year. The purchase price per shares acquired under the ESPP will never be less than 85% of the fair market value of the lesser of our Common Stock on the offering date or purchase date. The Compensation, Corporate Governance and Nominating Committee of our Board of Directors, in its discretion, may terminate the ESPP at any time with respect to any shares for which options have not been granted and has the right to amend the ESPP with stockholder approval within 12 months before or after the adoption of the amendment. The difference between the Common Stock’s fair value and the employee’s discounted purchase price is expensed at the time of purchase.

The following table summarizes the Company’s ESPP activity from inception through June 30, 2024:

	Period Ended June 30, 2024	Year Ended December 31, 2023
	Offering Period 2	Offering Period 1
Commencement date	10/1/2023	10/1/2023
End date	6/15/2024	12/15/2023
Shares purchased	11	4
Weighted average share price	$10.06	$13.05
Total purchased, net of discount	$108	$51

For the period ended June 30, 2024, the ESPP share activity is as follows:

Shares
Available for future purchases, January 1, 2024	196
Purchases	(11)
Available for future purchases, June 30, 2024	185

The Company’s total stock-based compensation expense included within Salaries and employee benefits expense in the Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023 is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock awards	$650	$685	$1,331	$1,423
ESPP	6	—	12	—
Total compensation cost recognized for stock-based compensation plans	$656	$685	$1,343	$1,423

NOTE 17—INCOME TAXES:

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

Effective Tax Rate and Net Operating Losses

The effective tax rate was 26.15% for the six months ended June 30, 2024. The effective tax rate differs from the federal tax rate of 21% for the six months ended June 30, 2024 due primarily to the addition of estimated state tax.

At December 31, 2022, the Company had NOLs in the amount of $35.4 million. Of these NOLs, $4.6 million expire in 2029 through 2037, while the remaining $30.8 million have indefinite lives. The Company expects to apply all $35.4 million of the NOLs against 2023 taxable income and will have no remaining balance to apply against future taxable income. The Tax Cuts & Jobs Act of 2017 limits the amount of NOLs utilized each year after December 31, 2020 to 80% of taxable income.

The Company’s and its subsidiaries’ federal income tax returns are generally open to review by the tax authorities for the tax years ended in 2020 and beyond. However, the Company’s NOLs continue to be subject to review by tax authorities in the period utilized notwithstanding origination in closed periods.

The Company does not have any material interest and penalties recorded in the income statement for the periods ended June 30, 2024 and 2023.

NOTE 18—SEGMENTS:

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

NSBF - relates to NSBF’s legacy portfolio of SBA 7(a) loans held outside Newtek Bank; no new loan origination activity takes place. A material portion of NSBF’s legacy portfolio of SBA 7(a) loans reside in securitization trusts.

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

Technology - NTS provides website hosting, web design and development, dedicated server hosting, cloud hosting, internet marketing, ecommerce, data storage, backup and disaster recovery, and other related services including consulting and implementing technology solutions for enterprise and commercial clients across the U.S. As a result of commitments made to the Federal Reserve in connection with the Acquisition, the Company will divest or otherwise terminate the activities conducted by NTS by January 6, 2025, subject to any extension.

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

The following table provide financial information for the Company's segments:

As of and for the six months ended June 30, 2024
	Banking	Technology	NSBF	Payments	Corporate and Other	Eliminations	Consolidated
Interest income	$30,064	$1	$20,023	$1,164	$7,506	$(2,338)	$56,420
Interest expense	13,032	—	11,654	1,559	14,481	(2,338)	38,388
Net interest income/(loss)	17,032	1	8,369	(395)	(6,975)	—	18,032
Provision for loan credit losses	9,814	—	—	—	—	—	9,814
Net interest income after provision for loan credit losses	7,218	1	8,369	(395)	(6,975)	—	8,218
Noninterest income	64,903	14,207	(6,630)	26,371	40,110	(37,574)	101,387
Noninterest expense	40,891	14,360	8,909	17,108	18,476	(18,021)	81,723
Income before taxes	31,230	(152)	(7,170)	8,868	14,659	(19,553)	27,882
Income tax expense (benefit)	9,376	—	—	—	(2,089)	—	7,287
Net income	$21,854	$(152)	$(7,170)	$8,868	$16,748	$(19,553)	$20,595
Assets	$840,749	$21,848	$567,783	$58,316	$905,718	$(777,410)	$1,617,004

As of and for the three months ended June 30, 2024
	Banking	Technology	NSBF	Payments	Corporate and Other	Eliminations	Consolidated
Interest income	$16,493	$—	$9,279	$619	$4,183	$(1,221)	$29,353
Interest expense	7,179	—	5,688	763	7,818	(1,221)	20,227
Net interest income	9,314	—	3,591	(144)	(3,635)	—	9,126
Provision for loan credit losses	5,799	—	—	—	—	—	5,799
Net interest income after provision for loan credit losses	3,515	—	3,591	(144)	(3,635)	—	3,327
Noninterest income	34,921	6,889	(5,418)	14,622	22,339	(21,333)	52,020
Noninterest expense	20,642	7,148	4,423	9,006	8,611	(9,266)	40,564
Income tax expense (benefit)	5,341	—	—	—	(1,503)	—	3,838
Net income (loss)	$12,453	$(259)	$(6,250)	$5,472	$11,596	$(12,067)	$10,945
Assets	$840,749	$21,848	$567,783	$58,316	$905,718	$(777,410)	$1,617,004

NOTE 19—SUBSEQUENT EVENTS:

TSO JV Securitization

On July 23, 2024, the Company’s joint venture, TSO JV, closed a securitization backed by ALP loans, selling $137.2 million of Class A Notes and $17.2 million of Class B Notes (collectively, the “TSO Notes”) issued by NALP Business Loan Trust 2024-1. The TSO Notes are backed by $190.5 million of collateral, consisting of $159.8 million of Company originated ALP loans and a $30.8 million prefunding account to acquire additional ALP loans originated by the Company in May 2024. The Class A and Class B Notes received Morningstar DBRS ratings of “A (sf)” and “BBB (high) (sf),” respectively.

NTS Divestiture

As a result of our anticipation to divest of NTS (consistent with our commitments to the Federal Reserve), we expect NTS’s net assets to be presented as a held-for-sale in the third quarter of 2024, and are evaluating ASC Subtopic 205-20 - Presenting Discontinued Operations for any additional requirements. Although we anticipate entering into an agreement to divest NTS in the short term, there can be no assurance that we will enter into any agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The matters discussed in this report, as well as in future oral and written statements by Company management that are forward-looking statements, are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our industry, our beliefs, and our assumptions. Words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or variations of these words and similar expressions are intended to identify forward-looking statements. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, including recent economic and market events and unrelated bank failures and declines in depositor confidence in certain types of depository institutions, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report, including the documents we incorporate by reference, involve risks and uncertainties, including statements as to:
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
These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in any and all of the forward-looking statements, including without limitation:

•an economic downturn, which could impair our subsidiaries’ ability to continue to operate or repay their borrowings, which could adversely affect our results;
•a contraction of available credit and/or an inability to access the equity markets could impair our lending and business activities;
•changing interest rates (including credit spreads) and the impacts on macroeconomic conditions and Company’s profitability, returns, and results of operations, which include but are not limited to, interest income and expense and valuations of assets measured at fair value;
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

Executive Overview

Conversion to a Financial Holding Company

As of January 6, 2023, we are a financial holding company that, together with our consolidated subsidiaries, provides a wide range of business and financial solutions under the NewtekOne® brand to the independent business owner (SMB) market. Effective January 6, 2023, following authorization by our shareholders, we withdrew our previous election to be regulated as a BDC under the 1940 Act. Prior to such time, we operated as a BDC under the 1940 Act. Contemporaneously with withdrawing our election to be regulated as a BDC, on January 6, 2023, we completed the Acquisition of NBNYC, a national bank regulated and supervised by the OCC, pursuant to which we acquired from NBNYC’s shareholders all of the issued and outstanding stock of NBNYC. NBNYC has been renamed Newtek Bank and has become our wholly owned bank subsidiary. In connection with the completion of the Acquisition, we contributed to Newtek Bank $31 million of cash and two of our subsidiaries, NBL and SBL (subsequently, NBL was merged into SBL). As a result of the Acquisition, we are now a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. We no longer qualify as a RIC under Subchapter M of the Code for federal income tax purposes and no longer qualify for accounting treatment as an investment company. As a result, in addition to Newtek Bank and its consolidated subsidiary SBL, the following former portfolio companies and subsidiaries are now consolidated non-bank subsidiaries in our financial statements: NSBF; NMS; Mobil Money; NBC; PMT; NIA; TAM; Holdco 6; NCL; NTS and POS. In addition, as a result of commitments made to the Federal Reserve, we will divest or otherwise terminate the activities conducted by NTS by January 6, 2025, subject to any extension. See “Item 1A. Risk Factors – Risks Related to Operating as a Financial Holding Company – We are subject to extensive regulation and supervision as a financial holding company, which may adversely affect our business.” See NOTE 19—SUBSEQUENT EVENTS - NTS Divestiture.

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

Historical Business Regulation and Taxation

Prior to January 6, 2023, we operated as an internally managed non-diversified closed-end management investment company that elected to be regulated as a BDC under the 1940 Act. As a BDC under the 1940 Act we were not permitted to acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets, and we were not permitted to issue senior securities unless the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, was at least 150%. As of December 31 2022, our asset coverage was 169%. Although we are no longer regulated as a BDC, certain covenants in our outstanding 2026 Notes require us to maintain an asset coverage of at least 150% as long as the 2026 Notes are outstanding. See “Item 1A. Risk Factors – Risks Related to Our Notes – We are subject to 150% asset coverage requirements due to covenants contained in the indentures under which the 2026 Notes were issued.”

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

From 2012 through December 31, 2022, NSBF, a wholly-owned subsidiary, was consistently the largest non-bank SBA 7(a) lender in the U.S. based on dollar volume of loan approvals, and, as of December 31, 2022, was the third largest SBA 7(a) lender in the United States. Currently, Newtek Bank is ranked as the largest SBA 7(a) lender based on dollar volume of loans approved. Historically, NSBF structured its loans so that it could both sell the government guaranteed portions of SBA 7(a) loans and securitize the unguaranteed portions. This structure generally allowed NSBF to recover its capital and earn excess capital on each loan, typically within a year. Pursuant to the Wind-down Agreement described above, in April 2023 NSBF transitioned its SBA 7(a) loan originations to Newtek Bank and is in the process of winding down its operations and will continue to own the 7(a) Loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off or (subject to SBA’s prior written approval) sale or transfer.

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

Economic Developments

We have observed and continue to observe supply chain interruptions, significant labor and resource shortages, commodity inflation, rising interest rates, unrelated bank failures and declines in depositor confidence in certain types of depository institutions. Additionally geopolitical events, such as trade disruptions, the ongoing war between Russia and Ukraine, rising tensions in the Middle East and Asia, and elements of economic and financial market instability in the United States, the United Kingdom, the European Union and China have led to increased economic uncertainty. One or more of these factors may contribute to increased market volatility, may have long term effects in the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Additionally, in the event that the U.S. economy enters into a protracted recession, it is possible that the businesses and industries in which our customers operate and to which we lend to could experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. While we are not seeing signs of an overall, broad deterioration in our operating results at this time, there can be no assurance that the performance of certain of our subsidiaries and our current and prospective borrowers will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

Income

For the quarterly period ended June 30, 2024, we generated income in the form of interest, net gains on the sales of loans originated (which primarily include sales of SBA 7(a) and ALP loans) and related servicing assets on such sales, dividends, electronic payment processing income, technology and IT support income, servicing income, and other fee income generated by loan originations and by our subsidiaries. We originated loans that typically have terms of 10 to 25 years and bear interest at prime plus a margin. In some instances, we received payments on our loans based on scheduled amortization of the outstanding balances. In addition, we received repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments fluctuated significantly from period to period. Our portfolio activity for the quarterly period ended June 30, 2024, also reflects the proceeds of sales of guaranteed portions of SBA 7(a) loans we originated. In addition, we received servicing income related to the guaranteed portions of SBA 7(a) loans which we originated and sold into the secondary market as well as on the portfolios of ALP loans owned by NCL JV and TSO JV. These recurring fees were earned daily and recorded when earned. In addition, we generated revenue in the form of loan packaging, loan prepayment, legal and late fees. We recorded such fees related to loans as other income. Distributions of earnings from our joint ventures were evaluated to determine if the distribution was income, return of capital or realized gain.

We recognized realized gains or losses on loans based on the difference between (1) the net proceeds from the disposition and any servicing assets recognized and (2) the cost basis of the loan without regard to unrealized gains or losses previously recognized. We recorded current period changes in fair value of loans and assets that were measured at fair value as a component of the net change in unrealized appreciation (depreciation) on the loans or servicing assets, as appropriate, in the consolidated statements of operations.

Expenses

For the quarterly period ended June 30, 2024, our primary operating expenses were salaries and benefits, interest expense including interest on deposits, electronic payment processing expense, technology services expense, origination and servicing, and other general and administrative costs, such as professional fees, marketing, referral fees, servicing costs and rent.
The Company’s Alternative Lending Program (ALP)

NCL JV: In 2019, we launched a 50/50 joint venture, NCL JV, between NCL, a wholly-owned subsidiary of Newtek, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq:TCPC). NCL JV provided ALP loans to U.S. middle-market companies and small businesses. NCL JV ceased funding new loans during 2020. On January 28, 2022, NCL JV closed an ALP loan securitization with the sale of $56.3 million Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL JV’s portfolio of ALP loans, including loans secured by liens on commercial or residential mortgaged properties, originated by NCL JV and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay the Deutsche Bank credit facility and return capital to the NCL partners. Refer to NOTE 4—INVESTMENTS for selected financial information and a schedule of investments of NCL as of June 30, 2024.

TSO JV: On August 5, 2022, NCL and TSO II Booster Aggregator, L.P. (“TSO II”) entered into a joint venture, TSO JV, governed by the Amended and Restated Limited Partnership Agreement for the TSO JV. NCL and TSO II each committed to contribute an equal share of equity funding to the TSO JV and each have equal voting rights on all material matters. The TSO JV intends to deploy capital over the course of time with additional leverage supported by a warehouse line of credit for the purpose of investing in ALP loans made to middle-market companies as well as small businesses. TSO JV began making investments in ALP loans during the fourth quarter of 2022. Refer to NOTE 4—INVESTMENTS for selected financial information and a schedule of investments of TSO JV as of June 30, 2024. Refer to “NOTE 19—SUBSEQUENT EVENTS - TSO JV Securitzation.”

Unfunded Commitments

At June 30, 2024, the Company had $109.7 million of unfunded commitments consisting of $15.0 million in connection with its SBA 7(a) loans, $83.5 million in connection with its SBA 504 loans, and $11.2 million relating to commercial and industrial loans. The Company funds these commitments from the same sources it uses to fund its other loan commitments.

Discussion and Analysis of Financial Condition

June 30, 2024 vs. December 31, 2023

ASSETS

Total assets at June 30, 2024 were $1.6 billion, an increase of $187.5 million, or 13.1%, compared to total assets of $1.4 billion at December 31, 2023.

Loans

	June 30, 2024	December 31, 2023	Change
Loans held for sale, at fair value	$179,739	$118,867	$60,872
Loans held for sale, at LCM	59,402	56,607	2,795
Loans held for investment, at fair value	415,893	469,801	(53,908)
Loans held for investment, at amortized cost, net of deferred fees and costs	451,829	336,305	115,524
Allowance for credit losses	(21,098)	(12,574)	(8,524)
Loans held for investment, at amortized cost, net	430,731	323,731	107,000
Total Loans	$1,085,765	$969,006	$116,759

Loans held for sale

Loans held for sale, at fair value increased $60.9 million during the six months ended June 30, 2024, while loans held for sale, at LCM increased $2.8 million during the same period. The overall increase was primarily the result of new loan originations during 2024.

Loans held for investment

At Fair value: Loans held for investment, at fair value was $415.9 million at June 30, 2024 compared to $469.8 million at December 31, 2023. The balance consists primarily of SBA 7(a) loans as well as $6.8 million of loans that the Company owns 100% as a result of originating the loan and subsequently repurchasing the guaranteed portion from the SBA. As previously discussed, NSBF ceased originating loans during 2023, resulting in the decrease in the balance of loans held for investment from December 31, 2023 to June 30, 2024 due to the principal payments of existing loans held by NSBF.

At Amortized Cost: Loans held for investment, at amortized cost consists of loans originated at Newtek Bank. The $115.5 million increase in loans held for investment, at amortized cost is the result of an increase in originations for the six months ended June 30, 2024 over 2023.

Credit Quality: The following table presents an analysis of loans held for investment with credit metrics, including a breakdown by days aged:

Credit Quality Ratios	June 30, 2024		December 31, 2023
	$	%	$	%
At Amortized Cost
Current	$431,190	95.5%	$325,643	96.9%
Past Due 31-89 Days	7,689	1.7%	4,896	1.5%
Nonaccrual loans	12,623	2.8%	5,373	1.6%
Total, at amortized cost	$451,502	100.0%	$335,912	100.0%
Deferred fees and costs	327		393
Total, at amortized cost, net of deferred fees and costs	$451,829		$336,305
Allowance for credit losses	$(21,098)	4.7%	$(12,574)	3.7%

At Fair Value
Current	$321,014	77.2%	$385,172	81.9%
Past Due 31-89 Days	40,219	9.7%	36,455	7.8%
Past Due 90+ Days and accruing	—	—%	—	—%
Nonaccrual loans	54,660	13.1%	48,174	10.3%
Total	$415,893	100.0%	$469,801	100.0%
Past due and nonaccrual loans as % of Outstanding UPB	$94,879	65.3%	$84,629	75.2%

Nonperforming Assets, as a percentage of total assets
Loans HFI, at amortized cost	$12,623	0.8%	$5,373	0.4%
Loans HFI, at fair value	54,660	3.6%	48,174	3.3%
Other real estate owned	2,612	0.2%	1,110	0.1%
Total Nonperforming Assets	$69,895	4.6%	$54,657	3.8%

CRE exposure

The Company’s loan portfolio consists of loans to independent business owners (SMBs). The Company’s Loans HFI at amortized cost and Loans HFS at LCM include a total of $232.4 million of loans, including unfunded commitments, backed by CRE and considered non-owner occupied as of June 30, 2024. The average loan-to-value for this CRE portfolio was 59.4%. The table below presents a detail of the loans considered non-owner occupied CRE that are not carried at fair value:

	June 30, 2024				December 31, 2023
	HFI at amortized cost, net of deferred fees and costs	HFS at LCM	Total	LTV by CRE type	HFI at amortized cost, net of deferred fees and costs	HFS at LCM	Total	LTV by CRE type
Loans not backed by CRE	$306,499	$12,417	$318,916		$203,405	$—	$203,405
Loans backed by CRE	145,330	46,985	192,315		132,900	56,607	189,507
Total loans	451,829	59,402	511,231		336,305	56,607	392,912

Loans backed by CRE by type:
Retail	$47,364	$—	$47,364	52.2%	$40,400	$—	$40,400	49.7%
1-4 Family	29,787	—	29,787	57.5%	31,700	—	31,700	57.6%
Multifamily	29,085	—	29,085	51.7%	29,800	—	29,800	51.3%
Industrial	23,103	—	23,103	47.0%	23,400	—	23,400	47.3%
Office	12,089	—	12,089	48.8%	4,100	—	4,100	48.9%
Construction and land development	—	31,231	31,231	73.9%	—	51,907	51,907	83.1%
Hotel	—	15,754	15,754	59.2%	—	4,700	4,700	55.3%
Other	3,902	—	3,902	51.6%	3,500	—	3,500	52.8%
Total non-owner occupied HFI at amortized cost	$145,330	$46,985	$192,315	59.4%	$132,900	$56,607	$189,507	60.3%

Unfunded Commitments
Construction and land development	$—	$39,861	$39,861	73.9%	$—	$4,493	$4,493	83.1%
Hotel	—	195	195	59.2%	—	—	—	55.3%
Multifamily	—	—	—	—	—	—	—	—
Total unfunded commitments	—	40,056	40,056		—	4,493	4,493
Total CRE Loans	$145,330	$87,041	$232,371	59.4%	$132,900	$61,100	$194,000	60.8%
1 Construction land development includes first and second lien loans. The LTV on first lien is generally 65%. Second liens are typically taken out by the SBA following project completion.

Goodwill and Intangibles

	June 30, 2024			December 31, 2023
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total
NBNYC acquisition	$271	$752	$1,023	$271	$843	$1,114
Payments segment	13,814	—	13,814	13,814	13	13,827
Technology segment	11,800	3,146	14,946	11,800	3,379	15,179
Total	$25,885	$3,898	$29,783	$25,885	$4,235	$30,120

The change in goodwill and intangible assets relates to amortization of intangible assets during the six months ended June 30, 2024.

Settlement Receivable

Settlement receivables were $79.9 million as of June 30, 2024, an increase of $17.7 million compared to December 31, 2023. The settlement receivable arises from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settle during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end.

LIABILITIES

Total liabilities at June 30, 2024, were $1.3 billion, an increase of $162.5 million, or 13.8%, compared to total liabilities of $1.2 billion at December 31, 2023.

Deposits

Total deposits were $610.4 million at June 30, 2024, consisting of $4.9 million in non-interest bearing deposits and $605.5 million in interest bearing deposits, a $146.9 million increase from the balance as of December 31, 2023.

Borrowings

Borrowings Outstanding	June 30, 2024	December 31, 2023	Change
Other Bank Borrowings[1]:
Webster NMS Note	$34,645	$36,628	$(1,983)
SPV I Capital One Facility	2,501	16,080	(13,579)
SPV II Deutsche Bank Facility	11,600	6,799	4,801
SPV III One Florida Bank Facility	987	257	730
FHLB Advances	19,265	23,184	(3,919)
Total Lines of Credit	68,998	82,948	(13,950)

Parent Company Notes due 2024, 2025, 2026, 2028 and 2029[1]:
2024 5.75% Notes	38,232	38,124	108
2025 5.00% Notes	29,738	29,563	175
2025 8.125% Notes	49,695	49,433	262
2026 5.50% Notes	113,923	113,564	359
2028 8.00% Notes	38,552	38,378	174
2029 8.50% Notes	69,388	—	69,388
Total 2024, 2025, 2026, 2028, and 2029 Notes	339,528	269,062	70,466

Notes Payable - Securitization Trusts[1]	243,446	292,112	(48,666)

Total	$651,972	$644,122	$7,850
1 Net of deferred financing costs.

Borrowings were $652.0 million at June 30, 2024, compared to $644.1 million at December 31, 2023. This increase was primarily due to a $69.4 million issuance of the 2029 8.50% Notes and an additional $4.8 million borrowings under the SPV II facility. These increases were partially offset by a $48.7 million reduction in the notes payable on securitization trusts, a $13.6 million paydown of the SPV I facility, and a $3.9 million paydown of FHLB advances.

Deferred Taxes
The deferred tax asset, net represents the cumulative timing differences between book and tax to the extent such assets or liabilities give rise to taxable income or expense in future periods. Within this balance is the deferred tax asset on net operating loss (NOL) carryforwards not expected to be utilized in the current year. The Company evaluated all NOLs for a valuation allowance and determined that none were required.

Results of Operations

Comparison of the six months ended June 30, 2024 and 2023
As disclosed in our 2023 Form 10-K, the Company’s prior year condensed, comparative financial statements have been adjusted to correct errors made in the Company’s financial statements previously issued for the first, second, and third quarters of 2023. Results for the six months ended June 30, 2023 are presented as restated. Refer to our 2023 Form 10-K for further detail.

Summary

For the six months ended June 30, 2024, the Company reported net income of $20.6 million, or $0.81 per basic and diluted share, compared to net income of $25.6 million, or $1.03 per basic and diluted share, for the six months ended June 30, 2023.

The decrease in net income was attributable to income tax benefit on the realization of deferred tax assets in 2023 when the Company converted to an FHC. Below is a summary of changes in the components of Net income:

	Six Months Ended June 30,
	2024	2023 (as restated)	Change
Net interest income after provision for credit losses	$8,218	$6,363	$1,855
Noninterest income	101,387	86,641	14,746
Noninterest expense	81,723	76,800	4,923
Net income before taxes	27,882	16,204	11,678
Income tax expense/(benefit)	7,287	(9,357)	16,644
Net income	$20,595	$25,561	$(4,966)

Net Interest Income

	Six Months Ended June 30,
	2024	2023 (as restated)	Change
Interest income
Debt securities available-for-sale	$834	$647	$187
Loans and fees on loans	51,758	37,109	14,649
Other interest earning assets	3,828	3,512	316
Total interest income	56,420	41,268	15,152
Interest expense
Deposits	12,441	5,526	6,915
Notes and securitizations	21,945	17,801	4,144
Bank and FHLB borrowings	4,002	7,685	(3,683)
Total interest expense	38,388	31,012	7,376
Net interest income	18,032	10,256	7,776
Provision for credit losses	9,814	3,893	5,921
Net interest income after provision for credit losses	$8,218	$6,363	$1,855

Interest Income
Loans and fees on loans: The $14.6 million increase in interest income on the Company’s loan portfolio was attributable to an increase in interest rates as well as the average outstanding accrual portfolio of loans held for investment increasing to $1.0 billion from $636.7 million for the six months ended June 30, 2024 and 2023, respectively. The increase in the average outstanding accrual loan portfolio resulted from the origination of new SBA 7(a) loans period over period.
Other interest earning assets: The $0.3 million increase in interest income from other interest earnings assets was attributable to rising interest rates on cash and due from banks, as well as interest bearing deposits in banks, including Newtek Bank earning interest on Federal Reserve Bank cash deposits.
Interest Expense
The following is a summary of interest expense by facility for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30, 2024	June 30, 2023 (as restated)	Change
Deposits	$12,441	$5,526	$6,915

Notes and securitizations:
Notes payable - Securitization Trusts	11,654	10,171	1,483
2024 Notes	1,208	1,210	(2)
2025 5.00% Notes	925	869	56
2025 8.125% Notes	2,293	2,028	265
2026 Notes	3,522	3,523	(1)
2028 Notes[1]	1,774	—	1,774
2029 Notes[2]	569	—	569
Total notes and securitizations	21,945	17,801	4,144

Bank and FHLB Borrowings:
Bank notes payable	3,723	7,317	(3,594)
FHLB Advances	279	368	(89)
Total bank and FHLB borrowings	4,002	7,685	(3,683)

Total interest expense	$38,388	$31,012	$7,376
(1) On August 31, 2023, the Company completed a public offering of $40.0 million aggregate principal amount of 8.00% notes due 2028. The Notes will mature on September 1, 2028. The Notes bear interest at a rate of 8.000% per year, payable quarterly on March 1, June 1, September 1, and December 1 each year, commencing on December 1, 2023.
(2) On May 30, 2024, the Company completed a public offering of $62.5 million aggregate principal amount of 8.500% notes due 2029. On June 3, 2024, the underwriters exercised their option to purchase an additional $9.4 million in aggregate principal amount of the 2029 Notes. The Notes will mature on June 1, 2029. The Notes bear interest at a rate of 8.500% per year, payable quarterly on March 1, June 1, September 1, and December 1 each year, commencing on September 1, 2024.

The increase in interest expense period over period is primarily from additional interest expense on deposits of $6.9 million. The Company also completed a public offering in August 2023, resulting in an additional $1.8 million of interest relating to the 2028 Notes, and a public offering in May 2024, resulting in an additional $0.6 million of interest relating to the 2029 Notes. The increase is partially offset by a $3.7 million reduction in interest on bank and FHLB borrowings.

Provision for Credit Losses
The provision for loan and lease credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the ACL on loans at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan portfolio.
For the six months ended June 30, 2024 and 2023, there was a provision for credit losses of $9.8 million and $3.9 million, respectively. The increase was due to an increase in loans held for investment at amortized cost, specifically SBA 7(a) loans, as well as a sequential build of the provision year over year as the six months ended June 30, 2023, was the Company's first two quarters reporting as a financial holding company.

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

	Six Months Ended June 30,
	2024			2023 (as restated)
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Interest-earning assets:
Interest-earning balances in other banks	$150,025	$3,828	5.13%	$166,820	$3,512	4.25%
Investment securities	35,447	834	4.73	27,869	647	4.68
Loans held for sale	190,720	11,193	11.80	101,982	6,829	13.50
Loans held for investment	915,091	40,565	8.91	734,711	30,280	8.31
Total interest-earning assets	1,291,283	56,420	8.79	1,031,382	41,268	8.07
Less: Allowance for credit losses on loans	(14,394)			(2,394)
Noninterest earning assets	199,395			199,742
Total assets	$1,476,284			$1,228,730

Interest-bearing liabilities
Demand	$24,951	$92	0.74%	$22,954	$16	0.14%
Savings, Super NOW	252,280	6,363	5.07	63,956	1,508	4.75
Money Market	20,759	456	4.42	15,850	360	4.58
Time	219,390	5,530	5.07	165,437	3,642	4.44
Total deposits	517,380	12,441	4.84	268,197	5,526	4.16
Borrowings	646,318	25,947	8.07	674,686	25,486	7.62
Total interest-bearing liabilities	1,163,698	38,388	6.63	942,883	31,012	6.63
Noninterest-bearing deposits	204			2,145
Noninterest-bearing liabilities	64,303			62,626
Shareholders’ equity	248,079			221,076
Total liabilities and shareholders' equity	$1,476,284			$1,228,730
Net interest income and interest rate spread		$18,032	2.15%		$10,256	1.44%
Net interest margin			2.81%			2.01%
Ratio of average interest-earning assets to average interest bearing liabilities			110.96%			109.39%

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

	Six Months Ended June 30,
	2024 vs. 2023 (as restated)
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$(692)	$1,008	$316
Investment securities	7	180	187
Loans held for sale	(2,279)	6,643	4,364
Loans held for investment	3,276	7,009	10,285
Total interest income	312	14,840	15,152

Interest expense:
Demand	77	(1)	76
Savings, Super NOW	415	4,440	4,855
Money Market	(15)	111	96
Time	700	1,188	1,888
Borrowings	1,650	(1,189)	461
Total interest expense	2,827	4,549	7,376
Net interest income	$(2,515)	$10,291	$7,776

Noninterest Income

	Six months ended June 30,		2024/2023 Increase/(Decrease)
	2024	2023 (as restated)	Amount	Percent
Dividend income	$754	$1,009	$(255)	(25.3)%
Loan servicing asset revaluation	(3,597)	385	(3,982)	(1034.3)
Servicing income	9,964	8,702	1,262	14.5
Net gains on sales of loans	42,856	19,731	23,125	117.2
Net (loss) gain on loans under the fair value option	(96)	10,268	(10,364)	(100.9)
Technology and IT support income	10,944	13,080	(2,136)	(16.3)
Electronic payment processing income	23,632	21,004	2,628	12.5
Other noninterest income	16,930	12,462	4,468	35.9
Total noninterest income	$101,387	$86,641	$14,746	17.0%

Dividend Income

For the six months ended June 30, 2024 and 2023, dividend income was dependent on the earnings of our joint ventures.

Loan Servicing Asset Revaluation
The Company accounts for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets

and Liabilities. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells and from servicing the ALP portfolios of NCL JV and TSO JV. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgment is required to estimate the fair value of servicing assets and, as such, these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life, and impairment is recorded to the extent the amortized cost exceeds the asset’s FV.
The decrease in loan servicing asset revaluation is due to the decrease in NSBF’s total portfolio of investments during the wind-down.
Servicing Income, Net of Amortization
The increase in servicing income was related to an increase of $221.9 million in the average total loan portfolio for which we earn servicing income period over period.

Net Gains on Sales of Loans

Net gains on sales of loans for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended
	June 30, 2024	June 30, 2023 (as restated)
	$ Amount	$ Amount
Gains recognized on sales of loans	$44,753	$32,575
Losses recognized on sales of loans	(1,897)	(12,844)
Net gains on sales of loans	$42,856	$19,731

	Six Months Ended
	June 30, 2024		June 30, 2023 (as restated)
	# of Loans	$ Amount	# of Loans	$ Amount
SBA loans originated	1,093	$438,017	721	$343,769
SBA guaranteed loans sold	924	325,568	814	264,045
Average sale price as a percent of principal balance[1]		111.12%		110.44%
1 Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflect amounts net of split with the SBA.

For the six months ended June 30, 2024, the average sale price as a percent of principal balance was 111.12% compared to 110.44% for the prior period. The increase in sales prices in 2024 resulted from higher demand. The increase in overall net gains on sales of loans resulted from higher volumes of sales compared to the prior year at better market premiums than the prior year.

During the wind-down of NSBF’s operations, NSBF will be required to continue to own its SBA 7(a) loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval) sale or transfer. In addition, SBL will continue to service and liquidate NSBF’s SBA Loan Portfolio, including processing forgiveness and loan reviews for PPP Loans pursuant to an SBA approved lender service provider agreement with SBL. The Company will continue to measure NSBF’s SBA 7(a) loan portfolio at fair value until the portfolio is completely runoff. The Company will report both realized and unrealized gains and losses relating to the fair value adjustments on the legacy NSBF SBA 7(a) portfolio.

Net Gain (Loss) on Loans Accounted for under the Fair Value Option

Net gain (loss) on loans accounted for under the fair value option for the six months ended June 30, 2024 and 2023 were as follows:

	For the six months ended
	June 30, 2024	June 30, 2023 (as restated)	Change
SBA 7(a) Unguaranteed Loans	$(5,679)	$8,966	$(14,645)
SBA 7(a) Guaranteed Loans	26	(325)	351
SBA 504 and Non-SBA Loans	5,557	1,627	3,930
Net Gain (Loss) on Loans Accounted for Under the Fair Value Option	$(96)	$10,268	$(10,364)

Net gain (loss) on loans accounted for under the fair value option relates to the guaranteed portions of SBA loans made which the Company sells into a secondary market, the unguaranteed portions of SBA loans made which the Company holds, SBA 504 loans that are held for sale, and ALP loans that are held for sale. This gain (loss) represents the fair value adjustment of loans. The amount of the gain (loss) is determined by the quantity of loans held for sale at quarter end, the change in secondary market pricing conditions, and the valuation of the loans that are not held for sale.

During the six months ended June 30, 2024, the Company recorded unrealized losses on SBA 7(a) unguaranteed loans accounted for under the fair value option as the portfolio paid down. During the first six months of 2023, the Company originated $154.6 million of SBA 7(a) loans and elected the fair value option on those loans, which led to increased gains.

Technology and IT Support Income

Technology and IT support income decreased by $2.1 million from $13.1 million for the six months ended June 30, 2023 to $10.9 million for the six months ended June 30, 2024. The overall decrease was due to a decrease in procurement and professional services revenue, offset by an increase in managed technology services revenue.

Other Noninterest Income

For the six months ended June 30, 2024 and 2023, other noninterest income was related primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans and increased as a result of the higher volume of SBA 7(a) loans originated of 1,093 loans compared to 721 loans for the six months ended June 30, 2024 and 2023, respectively. The increase also includes $3.4 million of gains on joint ventures and non-control investments for the six months ended June 30, 2024 compared to $2.7 million in the prior period.

Non-Interest Expense

	Six months ended June 30,		2024/2023 Increase/(Decrease)
	2024	2023 (as restated)	Amount	Percent
Salaries and employee benefits expense	$41,296	$37,447	$3,849	10.3%
Technology services expense	6,828	7,269	(441)	(6.1)
Electronic payment processing expense	10,539	9,342	1,197	12.8
Professional services expense	7,308	6,596	712	10.8
Other loan origination and maintenance expense	5,259	5,094	165	3.2
Depreciation and amortization	1,053	1,541	(488)	(31.7)
Other general and administrative costs	9,440	9,511	(71)	(0.7)
Total other expense	$81,723	$76,800	$4,923	6.4%

Salaries and Employee Benefits Expense

The increase in salaries and employee benefits was primarily attributable to an increase in entity headcount from 534 employees at June 30, 2023 to 567 employees at June 30, 2024, as well as an increase in the bonus pool accrual.

Electronic Payment Processing Expense

The $1.2 million increase in electronic payment processing expense corresponded with the increase in electronic payment processing revenue of $2.6 million.

Professional Services Expense

The increase in professional services expense period over period is primarily attributable to additional audit fees related to the completion of the Company’s first annual audit as a financial holding company after the Acquisition of NBNYC and related audit services, including internal and external audit of controls and procedures.

Depreciation and Amortization

The decrease in depreciation and amortization period over period is primarily attributable to the full amortization of intangible assets during the second half of 2023, which resulted in less amortization in 2024 compared to the prior year.

Results of Segment Operations

The Company has four reportable segments Banking, Technology, NSBF, and Payments. A description of each segment and the methodologies used to measure financial performance is described in NOTE 18—SEGMENTS in the accompanying Notes to the Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

	Six Months Ended		2024/2023 Increase/(Decrease)
	June 30, 2024	June 30, 2023 (as restated)	Amount	Percent
Banking	$21,854	$4,347	$17,507	403%
Technology	(152)	952	(1,104)	(116)%
NSBF	(7,170)	20,136	(27,306)	(136)%
Payments	8,868	5,593	3,275	59%
Other	(2,805)	(5,467)	2,662	(49)%
Consolidated net income	$20,595	$25,561	$(4,966)	(19)%

Banking - The banking segment includes Newtek Bank as well as its consolidated subsidiary SBL. The financial results include the origination, sale, and servicing of SBA 7(a) loans, 504 loans, C&I loans, CRE loans and ABL loans. In addition, the bank offers depository services. The results include $17.0 million of net interest income during the six months ended June 30, 2024 compared to $6.0 million of net interest income during the six months ended June 30, 2023. During the first two quarters of 2024, the majority of loans were funded by Newtek Bank compared to the first two quarters of 2023, when most loans were funded by NSBF until it went into wind-down on April 13, 2023.

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

NSBF - Relates to NSBF’s legacy portfolio of SBA 7(a) loans held outside Newtek Bank. The decrease in net income is due to the wind-down of NSBF’s operations.

Payments - Payments includes NMS, POS and Mobil Money. Within the segment’s results are $26.4 million of noninterest income for the six months ended June 30, 2024 resulting from marketing credit and debit card processing services, check approval services, processing equipment, and software, compared to $22.8 million during the six months ended June 30, 2023. The net income also included $17.1 million and $16.2 million of noninterest expense for the six months ended June 30, 2024 and 2023, respectively.

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
Results of Operations
Comparison of the three months ended June 30, 2024 and 2023
As disclosed in our 2023 Form 10-K, the Company’s prior year condensed, comparative financial statements have been adjusted to correct errors made in the Company’s financial statements previously issued for the first, second, and third quarters of 2023. Results for the three months ended June 30, 2024 are presented as restated. Refer to our 2023 Form 10-K for further detail.
Summary

For the three months ended June 30, 2024, the Company reported net income of $10.9 million, or $0.43 per basic and diluted share, compared to net income of $7.0 million, or $0.27 per basic and diluted share, for the three months ended June 30, 2023.

The increase in net income was attributable to the following items:

	Three Months Ended June 30,
	2024	2023 (as restated)	Change
Net interest income after provision for credit losses	$3,327	$3,098	$229
Noninterest income	52,020	44,285	7,735
Noninterest expense	40,564	37,777	2,787
Net income before taxes	14,783	9,606	5,177
Income tax expense	3,838	2,595	1,243
Net income	$10,945	$7,011	$3,934
Net Interest Income

	Three Months Ended June 30,
	2024	2023 (as restated)	Change
Interest income
Debt securities available-for-sale	$374	$415	$(41)
Loans and fees on loans	26,773	19,607	7,166
Other interest earning assets	2,206	2,531	(325)
Total interest income	29,353	22,553	6,800
Interest expense
Deposits	6,865	4,051	2,814
Notes and securitizations	11,118	9,083	2,035
Bank and FHLB borrowings	2,244	3,746	(1,502)
Total interest expense	20,227	16,880	3,347
Net interest income	9,126	5,673	3,453
Provision for credit losses	5,799	2,575	3,224
Net interest income after provision for credit losses	$3,327	$3,098	$229

Interest Income
Loans and fees on loans: The $7.2 million increase in interest income on the Company’s loan portfolio was attributable to an increase in interest rates as well as the average outstanding accrual portfolio of loans held for investment increasing to $1.1 billion from $609.8 million for the three months ended June 30, 2024 and 2023, respectively. The increase in the average outstanding accrual loan portfolio resulted from the origination of new SBA 7(A) loans period over period.
Other interest earning assets: The $0.3 million decrease in interest income from other interest earnings assets was attributable to a decrease in the average quarterly outstanding balance of interest-earning balances in other banks.
Interest Expense
The following is a summary of interest expense by facility for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023 (as restated)	Change
Deposits	$6,865	$4,051	$2,814
Notes and securitizations:
Notes payable - Securitization Trusts	5,688	5,136	552
2024 Notes	604	605	(1)
2025 5.00% Notes	462	434	28
2025 8.125% Notes	1,147	1,147	—
2026 Notes	1,761	1,761	—
2028 Notes[1]	887	—	887
2029 Notes[2]	569	—	569
Bank and FHLB Borrowings:
Bank notes payable	2,110	3,585	(1,475)
FHLB Advances	134	161	(27)
Total interest expense	$20,227	$16,880	$3,347
(1) On August 31, 2023, the Company completed a public offering of $40.0 million aggregate principal amount of 8.00% notes due 2028. The Notes will mature on September 1, 2028. The Notes bear interest at a rate of 8.000% per year, payable quarterly on March 1, June 1, September 1, and December 1 each year, commencing on December 1, 2023.
(2) On May 30, 2024, the Company completed a public offering of $62.5 million aggregate principal amount of 8.500% notes due 2029, and on June 3, 2024, the underwriters exercised their option to purchase an additional $9.4 million in aggregate principal amount of the 2029 Notes. The Notes will mature on June 1, 2029. The Notes bear interest at a rate of 8.500% per year, payable quarterly on March 1, June 1, September 1, and December 1 each year, commencing on September 1, 2024.

The increase in interest expense period over period is primarily due to the Company’s continued growth in deposits that increased interest expense by $2.8 million. In addition, there was additional interest expense on the 2028 and 2029 Notes of $0.9 million and $0.6 million, respectively, as well as the Notes payable - Securitization Trusts of $0.6 million. The increase was partially offset by a reduction in the Bank notes payable interest of $1.5 million.
Provision for Credit Losses
The provision for loan and lease credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the ACL on loans at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan portfolio.
For the three months ended June 30, 2024 and 2023, there was a provision for loan credit losses of $5.8 million and $2.6 million, respectively. The increase was due to an increase in loans held for investment at amortized cost, specifically SBA 7(a) loans, as well as a sequential build of the provision year over year.

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

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023 (as restated)
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Interest-earning assets:
Interest-earning balances in other banks	$171,932	$2,206	5.16%	$218,160	$2,531	4.65%
Investment securities	32,011	371	4.66	34,787	415	4.79
Loans held for sale	226,458	6,138	10.90	112,155	3,921	14.02
Loans held for investment	926,555	20,638	8.96	767,293	15,686	8.20
Total interest-earning assets	1,356,956	29,353	8.70	1,132,395	22,553	7.99
Less: Allowance for credit losses on loans	(16,176)			(2,693)
Noninterest earning assets	210,229			211,463
Total assets	$1,551,009			$1,341,165

Interest-bearing liabilities
Demand	$31,123	$62	0.80%	$21,473	$16	0.30%
Savings, Super NOW	252,793	3,199	5.09	118,447	1,416	4.79
Money Market	24,649	259	4.23	11,330	141	4.97
Time	260,795	3,345	5.16	216,551	2,478	4.59
Total deposits	569,360	6,865	4.85	367,801	4,051	4.42
Borrowings	656,113	13,362	8.19	677,188	12,829	7.60
Total interest-bearing liabilities	1,225,473	20,227	6.64	1,044,989	16,880	6.48
Noninterest-bearing deposits	254			2,007
Noninterest-bearing liabilities	66,956			59,272
Shareholders’ equity	258,326			234,897
Total liabilities and shareholders' equity	$1,551,009			$1,341,165
Net interest income and interest rate spread		$9,126	2.06%		$5,673	1.42%
Net interest margin			2.70%			2.01%
Ratio of average interest-earning assets to average interest bearing liabilities			110.73%			108.36%

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

	For the three months ended June 30, 2024
	2024 vs. 2023 (as restated)
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$(369)	$44	$(325)
Investment securities	(11)	(33)	(44)
Loans held for sale	(1,865)	4,082	2,217
Loans held for investment	1,878	3,074	4,952
Total interest income	(367)	7,167	6,800

Interest expense:
Demand	44	2	46
Savings, Super NOW	177	1,606	1,783
Money Market	(47)	165	118
Time	360	507	867
Borrowings	932	(399)	533
Total interest expense	1,466	1,881	3,347
Net interest income	$(1,833)	$5,286	$3,453
Non-Interest Income

	Three Months Ended June 30,		2024/2023 Increase/(Decrease)
	2024	2023 (as restated)	Amount	Percent
Dividend income	$368	$505	$(137)	(27.1)%
Loan servicing asset revaluation	(1,862)	(534)	(1,328)	248.7
Servicing income	4,607	4,299	308	7.2
Net gains on sales of loans	22,564	13,364	9,200	68.8
Net (loss) gain on loans under the fair value option	(2,894)	4,363	(7,257)	(166.3)
Technology and IT support income	5,174	6,371	(1,197)	(18.8)
Electronic payment processing income	12,645	10,676	1,969	18.4
Other noninterest income	11,418	5,241	6,177	117.9
Total noninterest income	$52,020	$44,285	$7,735	17.5%
Dividend Income

For the three months ended June 30, 2024 and 2023, dividend income was dependent on the earnings of our joint ventures.

Loan Servicing Asset Revaluation
The Company accounts for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells and from servicing the ALP portfolios owned by NCL JV and TSO JV. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgment is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life and impairment is recorded to the extent the amortized cost exceeds the asset’s FV.
The decrease in loan servicing asset revaluation is due to the runoff of the servicing asset since NSBF is no longer originating loans during its wind-down of operations.
Servicing Income, Net of Amortization
The increase in servicing income was related to an increase of $231.8 million in the average total loan portfolio for which we earn servicing income period over period.

Net Gains on Sales of Loans

Net gains on sales of loans for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended
	June 30, 2024	June 30, 2023 (as restated)
	$ Amount	$ Amount
Gains recognized on sales of loans	$23,976	$18,693
Losses recognized on sales of loans	(1,412)	(5,329)
Net gains on sales of loans	$22,564	$13,364

	Three Months Ended
	June 30, 2024		June 30, 2023 (as restated)
	# of Loans	$ Amount	# of Loans	$ Amount
SBA loans originated	604	$226,513	400	$195,858
SBA guaranteed loans sold	516	169,152	566	154,494
Average sale price as a percent of principal balance[1]		111.02%		110.15%
1 Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflect amounts net of split with the SBA.

For the three months ended June 30, 2024, the average sale price as a percent of principal balance was 111.02% compared to 110.15% for the prior period. The increase in sales prices in 2024 resulted from higher demand. The increase in overall net gains on sales of loans resulted from higher volumes of sales at better market premiums compared to the prior year.

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

Net Gain (Loss) on Loans Accounted for Under the Fair Value Option

Net gain (loss) on loans accounted for under the fair value option for the three months ended June 30, 2024 and 2023 were as follows:

	For the three months ended
	June 30, 2024	June 30, 2023 (as restated)	Change
SBA 7(a) Unguaranteed Loans	$(3,788)	$2,888	$(6,676)
SBA 7(a) Guaranteed Loans	13	(581)	594
SBA 504 and Non-SBA Loans	881	2,056	(1,175)
Net Gain (Loss) on Loans Accounted for Under the Fair Value Option	$(2,894)	$4,363	$(7,257)

Net gain (loss) on loans accounted for under the fair value option relates to the guaranteed portions of SBA loans made which the Company sells into a secondary market, the unguaranteed portions of SBA loans made which the Company holds, SBA 504 loans that are held for sale, and ALP loans that are held for sale. This gain (loss) represents the fair value adjustment of loans. The amount of the gain (loss) is determined by the quantity of loans held for sale at quarter end, the change in secondary market pricing conditions, and the valuation of the loans that are not held for sale. During the three months ended June 30, 2024, there was an increase in the gain-on-sale pricing as compared to the prior period.
Technology and IT Support Income and Electronic Payment Processing Income

Technology and IT support income decreased by $1.2 million from $6.4 million for the three months ended June 30, 2023 to $5.2 million for the three months ended June 30, 2024. The overall decrease was due to a decrease in procurement and professional services revenue, offset by an increase in managed technology services revenue.
Other Noninterest Income

For the three months ended June 30, 2024 and 2023, other noninterest income related primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans and increased as a result of the higher volume of SBA 7(a) loans originated of 604 loans compared to 400 loans for the three months ended June 30, 2024 and 2023, respectively. The increase also included a $2.6 million increase in gains on joint ventures and non-control investments.
Non-Interest Expense

	Three Months Ended June 30,		2024/2023 Increase/(Decrease)
	2024	2023 (as restated)	Amount	Percent
Salaries and employee benefits expense	$20,790	$18,374	$2,416	13.1%
Technology services expense	3,420	3,466	(46)	(1.3)
Electronic payment processing expense	5,693	4,838	855	17.7
Professional services expense	2,743	3,156	(413)	(13.1)
Other loan origination and maintenance expense	3,015	2,313	702	30.4
Depreciation and amortization	521	750	(229)	(30.5)
Other general and administrative costs	4,382	4,880	(498)	(10.2)
Total other expense	$40,564	$37,777	$2,787	7.4%
Salaries and Employee Benefits Expense

The increase in salaries and employee benefits was primarily attributable to an increase in entity headcount from 534 employees at June 30, 2023 to 567 employees at June 30, 2024.
Electronic Payment Processing Expense

The $0.9 million increase in electronic payment processing expense corresponded with the $2.0 million increase in electronic payment processing revenue.

Professional Services Expense

The decrease in professional fees period over period is attributable to the reduction in expenses for the three months ended June 30, 2024, compared to the prior year that included expenses related to the 2023 Acquisition.
Other Loan Origination and Maintenance Expense

Origination and loan processing expenses during the three months ended June 30, 2024, was $3.0 million compared to $2.3 million for the three months ended June 30, 2023. The change was due to the increase in loans originated during the period.
Depreciation and Amortization
The decrease in depreciation and amortization period over period is primarily attributable to the full amortization of intangible assets during the second half of 2023, which results in less amortization in 2024 as compared to the prior year.
Other General and Administrative Costs

The decrease in other general and administrative costs of $0.5 million is primarily due to $0.3 million of expenses relating to other real estate owned in the second quarter of 2023.
Results of Segment Operations

The Company has four reportable segments Banking, Technology, NSBF, and Payments. A description of each segment and the methodologies used to measure financial performance is described in NOTE 18—SEGMENTS in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

	Three Months Ended		2024/2023 Increase/(Decrease)
	June 30, 2024	June 30, 2023 (as restated)	Amount	Percent
Banking	$12,453	$6,265	$6,188	99%
Technology	(259)	689	(948)	(138)%
NSBF	(6,250)	6,589	(12,839)	(195)%
Payments	5,472	2,929	2,543	87%
Other	(471)	(9,461)	8,990	(95)%
Consolidated net income	$10,945	$7,011	$3,934	56%
Banking - The banking segment includes Newtek Bank as well as its consolidated subsidiary SBL. The financial results include the origination and servicing of SBA 504 loans, SBA 7(a) loans, C&I loans, CRE loans and ABL loans. In addition, the bank offers depository services. The results include $9.3 million of net interest income during the three months ended June 30, 2024 compared to $3.9 million of net interest income during the three months ended June 30, 2023. During the second quarter of 2024, the majority of loans were funded by Newtek Bank compared to the second quarter of 2023, when most loans were funded by NSBF until it went into wind-down on April 13, 2023.
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
NSBF - Relates to NSBF’s legacy portfolio of SBA 7(a) loans held outside Newtek Bank. The decrease in net income is due to the wind-down of NSBF’s operations.
Payments - Payments includes POS and Mobil Money. Within the segment’s results are $14.6 million of noninterest income for the three months ended June 30, 2024, resulting from marketing credit and debit card processing services, check approval services, processing equipment, and software, compared to $11.7 million during the three months ended June 30, 2023. The net income also included $9.0 million and $8.3 million of noninterest expense for the three months ended June 30, 2024 and 2023, respectively.

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

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Notes payable - related parties, 2024 Notes, 2025 5.00% Notes, 2025 8.125% Notes, 2026 Notes, 2028 Notes, 2029 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. In the six months ended June 30, 2024, our primary use of funds from operations included originations of loans and payments of fees and other operating expenses we incurred. We may raise additional equity or debt capital through both registered offerings off of a shelf registration, including “at-the-market”, or ATM, and private offerings of securities. On January 27, 2023, the Company submitted a Form S-3 with the SEC in order to commence the process of re-establishing an effective shelf registration statement. The registration statement on Form S-3 was declared effective by the SEC on July 27, 2023. On November 17, 2023, the Company entered into the 2023 ATM Equity Distribution Agreement. The 2023 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of Common Stock from time to time through the placement agents.

Public Offerings

ATM Program

The Company’s shelf registration statement on Form S-3 was declared effective by the SEC on July 27, 2023. On November 17, 2023, the Company entered into the 2023 ATM Equity Distribution Agreement. The 2023 ATM Equity Distribution Agreement provides that the Company may offer and sell up to three million shares of Common Stock from time to time through the placement agents (the ATM Program). The Company may, subject to market conditions, engage in activity under the ATM Program.

The following table summarizes the total shares sold and net proceeds received under the 2023 ATM Equity Distribution Agreement:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Shares sold	1,100	—
Net weighted average price per share	$12.56	$—
Net proceeds	$13,818	$—
Placement agent fees paid	$282	$—

2029 Notes

On May 30, 2024, the Company completed a registered offering of $71.9 million in aggregate principal amount of its 8.50% 2029 Notes, which includes the underwriters’ exercise of the option granted by the Company to purchase an additional $9.4 million in aggregate principal amount of the 2029 Notes. The Company received $69.6 million in proceeds, before expenses, from the sale of the 2029 Notes. The 2029 Notes bear interest at a rate of 8.50% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2024, and trade on the Nasdaq Global Market under the trading symbol “NEWTG.” At June 30, 2024, the Company was in compliance with all covenants related to the 2029 Notes.

2028 Notes

On August 31, 2023, the Company completed a registered offering of $40.0 million in aggregate principal amount of its 8.00% 2028 Notes, which includes the underwriters’ exercise of the option granted by the Company to purchase an additional $5.0 million in aggregate principal amount of the 2028 Notes. The Company received $38.0 million in proceeds, before expenses, from the sale of the 2028 Notes. The 2028 Notes bear interest at a rate of 8.00% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2023, and trade on the Nasdaq Global Market under the trading symbol “NEWTI.” At June 30, 2024, the Company was in compliance with all covenants related to the 2028 Notes.

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

The 2026 Notes will mature on February 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The 2026 Notes bear interest at a rate of 5.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2021, and trade on the Nasdaq Global Market under the trading symbol “NEWTZ.” At June 30, 2024, the Company was in compliance with all covenants related to the 2026 Notes.

The Base Indenture, and each supplemental indenture thereto, contains certain covenants. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. In addition, the supplemental indentures for the 2024 Notes and 2026 Notes include covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the 2026 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act (“BDC Covenants”). These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the supplemental indentures. At June 30, 2024, the Company was in compliance with all covenants related to the Notes.

2024 Notes

In July 2019, the Company and the Trustee entered into the Fourth Supplemental Indenture to the Base Indenture between the Company and the Trustee, relating to the Company’s issuance, offer and sale of $55.0 million aggregate principal amount of 5.75% 2024 Notes. The Company granted an overallotment option of up to $8.25 million in aggregate principal amount of the 2024 Notes. The sale of the 2024 Notes generated proceeds of approximately $53.2 million, net of underwriter's fees and expenses. In July 2019 the underwriters exercised their option to purchase $8.25 million in aggregate principal amount of 2024 Notes for an additional $8.0 million in net proceeds. On February 16, 2021 and May 20, 2021, the Company issued an additional $5.0 million and $10.0 million in aggregate principal amount of the 2024 Notes, respectively. The new 2024 Notes were treated as a single series with the prior 2024 Notes and had the same terms as the prior 2024 Notes. The 2024 Notes traded on the Nasdaq Global Market under the trading symbol “NEWTL” until the 2024 Notes matured on August 1, 2024. The 2024 Notes were also subject to BDC Covenants. At June 30, 2024, the Company was in compliance with all covenants related to the 2024 Notes.

On December 29, 2021, the Company redeemed $40.0 million in aggregate principal amount of the $78.25 million of principal amount of 2024 Notes outstanding at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from November 1, 2021 through, but excluding, the redemption date. As of June 30, 2024, the outstanding principal balance of the 2024 Notes was $38.25 million.

The 2024 Notes matured on August 1, 2024.

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

Capital amounts and ratios for the Company as of June 30, 2024 are presented in the table below:

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
NewtekOne, Inc. - June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$195,913	13.7%	$57,182	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	195,913	16.1%	54,859	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	195,913	16.1%	73,146	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	230,964	18.9%	97,528	8.0%	N/A	N/A
1 Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Capital amounts and ratios for Newtek Bank as of June 30, 2024, are presented in the table below. As of June 30, 2024, Newtek Bank was categorized as “well-capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
Newtek Bank - June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$106,760	13.6%	$31,400	4.0%	$39,250	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	106,760	17.1%	28,095	4.5%	40,581	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	106,760	17.1%	37,460	6.0%	49,946	8.0%
Total Capital (to Risk-Weighted Assets)	114,750	18.3%	50,164	8.0%	62,705	10.0%
1 Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Cash Flows and Liquidity
The following table summarizes the Company’s available sources of liquidity as of June 30, 2024:

Availability as of
June 30, 2024
Unrestricted cash	$36,909
Lines of credit at other commercial banks	64,020
Newtek Bank:
Interest bearing deposits in banks	132,597
FHLB borrowing availability	50,247
Lines of credit at other financial institutions	10,000
Total liquidity sources	$293,773

The Company has restricted cash of $36.8 million as of June 30, 2024. NSBF holds $17.5 million of the Company’s restricted cash, which includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants. In addition, the Company has $10.0 million in a restricted cash account to fund certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. of which the Company is a guarantor. The majority of the Company’s remaining restricted cash is related to payroll processing by PMT, our subsidiary.

The Company generated and used cash as follows:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023 (as restated)
Net cash used in operating activities	$(35,751)	$(202,852)
Net cash used in investing activities	(97,763)	(74,546)
Net cash provided by financing activities	155,846	385,820
Net increase in cash and restricted cash	22,332	108,422
Cash and restricted cash—beginning of period (Note 2)	184,006	125,606
Consolidation of cash and restricted cash from controlled investments and business combinations, net of cash paid	—	22,306
Cash and restricted cash—end of period (Note 2)	$206,338	$256,334

During the six months ended June 30, 2024, operating activities used cash of $35.8 million, consisting primarily of $516.6 million of funding loans held for sale. This use of cash was offset by (i) $391.2 million of proceeds from the sale of loans; and (ii) $9.1 million of principal payments received from loans held for sale.
Cash used by investing activities primarily comprised (i) $116.9 million in the net increase in loans held for investment, at cost and (ii) $25.6 million in contributions to non-consolidating joint ventures. These uses were partially offset by a $41.2 million net decrease in loans held for investment, at fair value.

Net cash provided by financing activities was $155.8 million consisting primarily of a (i) $146.3 million net increase in deposits; (ii) $71.9 million of net proceeds from the 2029 Notes; and (iii) $13.8 million in proceeds from common shares sold, net of offering costs. These sources of cash were offset by (i) $49.4 million of principal payments related to securitization notes payable and $9.8 million of dividends paid.
Contractual Obligations
The following table represents the Company’s obligations and commitments as of June 30, 2024. Amounts represent principal only and are not shown net of unamortized debt issuance costs. See NOTE 11—BORROWINGS.

	Payments due by period
Contractual Obligations	Total	2024	2025	2026	2027	2028	Thereafter
Deposits:
Demand	$4,921	$4,921	$—	$—	$—	$—	$—
Checking	46,999	46,999	—	—	—	—	—
Money market	25,366	25,366	—	—	—	—	—
Savings	248,827	248,827	—	—	—	—	—
Time deposits	284,312	163,225	68,219	32,174	19,614	971	109
Webster NMS Note[1]	34,887	—	—	—	34,887	—	—
FHLB Advances	19,264	6,988	4,928	2,094	5,254	—	—
SPV I Capital One Facility[1]	2,600	—	2,600	—	—	—	—
SPV II Deutsche Bank Facility[1]	11,646	11,646	—	—	—	—	—
SPV III One Florida Bank Facility[1]	1,131	—	1,131	—	—	—	—
Securitization Notes Payable	246,841	—	—	—	—	—	246,841
Parent Company Notes:
Notes due 2024	38,250	38,250	—	—	—	—	—
Notes due 2025	80,000	—	80,000	—	—	—	—
Notes due 2026	115,000	—	—	115,000	—	—	—
Notes due 2028	40,000	—	—	—	—	40,000	—
Notes due 2029	71,875	—	—	—	—	—	71,875
Employment Agreements	2,617	1,715	902	—	—	—	—
Operating Leases	6,632	1,477	2,649	2,028	478	—	—
Totals	$1,281,168	$549,414	$160,429	$151,296	$60,233	$40,971	$318,825
1Guaranteed by the parent company

Guarantees

The Company is a guarantor on several warehouse lines of credit as noted in the above table under Contractual Obligations. Refer to NOTE 11—BORROWINGS to the consolidated financial statements for the amounts outstanding, line availability, and term. The Company is also a guarantor on an NMS term loan facility. At June 30, 2024, the Company determined that it is not probable that payments would be required to be made under the guarantees. The Company is also a guarantor on certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. Specifically, pursuant to the Wind-down Agreement, the Company has guaranteed NSBF’s obligations to the SBA for post-purchase repairs or denials on the guaranteed portion of 7(a) Loans sold by NSBF on the secondary market or servicing/liquidation post-purchase repairs or denial, and has funded a $10.0 million restricted cash account at Newtek Bank to secure these potential obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies for the quarterly period ended June 30, 2024.

Fair Value Measurements

For the quarterly period ended June 30, 2024, we valued instruments for which market quotations are readily available at their market quotations. However, a readily available market value did not exist for many of the instruments in our portfolio, and we valued these instruments at fair value as determined in good faith by our management under our valuation policy and process. We may have sought pricing information with respect to certain of our instruments from pricing services or brokers or dealers in order to value such instruments. We also employed independent third party valuation firms for certain of our instruments for which there is not a readily available market value.

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

We believe our portfolio as of June 30, 2024 and December 31, 2023 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Valuation of Servicing Assets

For the quarterly period ended June 30, 2024, the Company accounted for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company and Newtek Bank earn servicing fees from the guaranteed portions of SBA 7(a) loans they originate and sell. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgment is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life and impairment is recorded to the extent the amortized cost exceeds the asset’s FV.

Income Recognition
For the quarterly period ended June 30, 2024, management reviewed all loans that became 90 days or more past due on principal or interest or when there was reasonable doubt that principal or interest would be collected for possible placement on management’s designation of non-accrual status. Interest receivable was analyzed regularly and reserved against when deemed uncollectible. Interest payments received on non-accrual loans were recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans were restored to accrual status when past due principal and interest was paid and, in management’s judgment, were likely to remain current, although there may have been exceptions to this general rule if the loan had sufficient collateral value and was in the process of collection.

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

For the quarterly period ended June 30, 2024, we received servicing income related to the guaranteed portions of SBA loan investments which we sell into the secondary market. These recurring fees were earned and recorded daily. Servicing income was earned for the full term of the loan or until the loan is repaid.

For the quarterly period ended June 30, 2024, we received a variety of fees from borrowers in the ordinary course of conducting our business, including packaging fees, legal fees, late fees and prepayment fees. All other income was recorded when earned.

For the quarterly period ended June 30, 2024, distributions of earnings from our joint ventures were evaluated to determine if the distribution is income, return of capital or realized gain.

Following our January 2023 conversion to a financial holding company, we generate income in the form of interest, servicing and other fee income on the loans we originate. In addition, our portfolio companies became consolidating subsidiaries of the Company in 2023 and therefore, under the new organizational structure, their income is consolidated within the statement of operations along with our joint ventures. With the inclusion of NMS, NIA, PMT, and NTS, we now report Technology and IT support income and Electronic payment processing income on our Consolidated Statements of Income, and we include insurance commissions income and payroll processing income within Other noninterest income.

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

For additional information regarding our provision for income taxes, refer to NOTE 17—INCOME TAXES.

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

Recent Developments
TSO JV Securitization

On July 23, 2024, the Company’s joint venture, TSO JV, closed a securitization backed by ALP loans, selling $137.2 million of Class A Notes and $17.2 million of Class B Notes (collectively, the “TSO Notes”) issued by NALP Business Loan Trust 2024-1. The TSO Notes are backed by $190.5 million of collateral, consisting of $159.8 million of Company originated ALP loans and a $30.8 million prefunding account to acquire additional ALP loans originated by the Company in May 2024. The Class A and Class B Notes received Morningstar DBRS ratings of “A (sf)” and “BBB (high) (sf),” respectively.

NTS Divestiture

As a result of our anticipation to divest of NTS (consistent with our commitments to the Federal Reserve), we expect NTS’s net assets to be presented as a held-for-sale in the third quarter of 2024, and are evaluating ASC Subtopic 205-20 - Presenting Discontinued Operations for any additional requirements. Although we anticipate entering into an agreement to divest NTS in the short term, there can be no assurance that we will enter into any agreement.

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

The Company’s invested cash (includes cash and cash equivalents and restricted cash) of approximately $206.3 million is subject to changes in the Federal Funds rate set by the Federal Open Market Committee. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our cash investments and their equivalents, which include deposits at other institutions, with high credit-quality financial institutions. As of June 30, 2024, cash deposits in excess of insured amounts totaled approximately $42.0 million. The Company and its non-bank subsidiaries have deposit accounts at Newtek Bank that total $53.3 million, of which $50.0 million is uninsured.

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

Estimated Changes in EVE and NII. The table below sets forth, as of June 30, 2024, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve, Prime Rate and the Secured Overnight Finance Rate. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Basis Point ("bp") Change in	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Interest Rates	12 Months Beginning June 30, 2024	12 Months Beginning June 30, 2025	As of June 30, 2024
+200	12.8%	15.4%	1.8%
+100	6.5	7.7	1.0
-100	(6.0)	(7.2)	(0.9)
-200	(11.9)	(14.4)	(1.6)

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures:

As of June 30, 2024 (the end of the period covered by this report), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).

Based on the evaluation of our disclosure controls and procedures, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024, due to certain identified material weaknesses in the Company’s internal control over financial reporting (“ICFR”) that are described in Part II, Item 9A of our 2023 Form 10-K. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will be presented or not detected on a timely basis.

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

Remediation Process

Following the identification of the material weaknesses to which are referred above, with the oversight of the Audit Committee of our board of directors (“Audit Committee” and “Board,” respectively), we commenced a process to remediate the underlying causes of those material weaknesses, enhance the control environment and strengthen our ICFR. The initial steps that the Company has taken are described in Part II, Item 9A of our 2023 Form 10-K and additional steps are described in Part I, Item 4 of our March 31, 2024 Form 10-Q. Further steps taken to-date with respect to remediation of the material weaknesses identified are summarized below:

•Began executing on the comprehensive remediation plan that was reviewed and approved by our Board by redesigning existing ICFR and designing additional ICFR to mitigate risks of material misstatement, including the level of precision at which the controls will operate.
•Enhanced documentation to evidence the performance of management review controls.
•Utilized our public accounting consulting firm to begin testing existing controls in accordance with the SOX governance program and execution of the remediation plan.
•Hired three Certified Public Accountants as additions to the finance and accounting department, two of whom have public accounting experience.
•Hired two Certified Public Accountants with public accounting experience within the risk department, one of whom is a certified information systems security professional holding CISSP, CISA, and CCSK credentials.
•Implemented Governance, Risk and Compliance technology to standardize and facilitate the SOX governance program.
•Established monthly SOX Steering Committee updates to allow senior executive management to report on the governance of the SOX program and remediation of the previously identified material weaknesses.
•Strengthened the SOX sub certification process to explicitly require management responsible for the oversight of certain processes and controls within the control environment to attest to the design, implementation, and operating effectiveness of their portion of the control environment on a quarterly basis, including required remediation, as well as communicate any changes thereto.

The status of our remediation plan is being, and will continue to be, reported by management to the Audit Committee on a regular basis. In addition, management has assigned executive owners to oversee the remedial changes to the overall design of the Company’s internal control environment and to address the root causes of our material weaknesses.

While certain actions have been taken to enhance the Company’s ICFR relating to the material weaknesses identified as of the date of this report, we are still in the process of executing on our comprehensive remediation plan. Accordingly, the previously identified material weaknesses cannot be considered remediated until each control has been appropriately designed, has operated for a sufficient period of time, and until management has concluded, through testing, that the control is operating effectively.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our 2023 Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We previously issued shares of common stock that are not subject to the registration requirements of the Securities Act in connection with the DRIP. On December 8, 2023, the Company terminated the DRIP; therefore, during the three and six months ended June 30, 2024 we issued no shares related to the DRIP. During the three and six months ended June 30, 2023 we issued 4,300 and 10,200 shares of common stock valued at $0.1 million and $0.1 million, respectively, to shareholders in connection with the DRIP.

We also issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with dividends on unvested restricted stock awards. A breakdown of the shares related to dividends on unvested restricted stock awards is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	#	$	#	$	#	$	#	$
Dividends shares on unvested RSAs	5	$78	3	$60	12	$149	$8	$120

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

3.4	Amended Bylaws of NewtekOne, Inc. (Incorporated by reference to Exhibit 99.1 of Newtek’s Current Report on Form 8-K, filed January 24, 2023).

3.5	Articles Supplementary to the Amended and Restated Articles of Incorporation of NewtekOne, Inc (Incorporated by reference to Exhibit 3.1 to Newtek’s Current Report on Form 8-K filed February 7, 2023).

3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of NewtekOne, Inc. (Incorporated by reference to Exhibit 99.1 to Newtek’s Current Report on Form 8-K, filed June 18, 2024).

10.1	Employment Agreement by and between NewtekOne, Inc. and M. Scott Price, dated as of May 15, 2024, filed herewith.

31.1*	Certification by Principal Executive Officer required by Rules 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2*	Certification by Principal Financial Officer required by Rules 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1**	Certification by Principal Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2**	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2024 and 2023; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEKONE, INC.

Date: August 9, 2024	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: August 9, 2024	By:	/S/ M. SCOTT PRICE
M. Scott Price
Chief Financial Officer (Principal Financial Officer)